Form 10-Q
period 1996-03-31
SINCLAIR BROADCAST GROUP INC
filed 1996-05-15
CIK 912752

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q

(Mark One)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      [X]             SECURITIES EXCHANGE ACT OF 1934
                      For the Quarterly period ended March 31, 1996
                                          OR
      [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
                      For the transition period from ___________to__________.

                         Commission File Number:  033-69482


                            SINCLAIR BROADCAST GROUP, INC.
              (Exact name of Registrant as specified in its charter)



                  Maryland                               52-1494660
        (State or other jurisdiction                 (I.R.S. Employer
      of incorporation or organization)             Identification No.)

            2000 W. 41st Street                            21211
        Baltimore, Maryland  21211
  (Address of principal executive offices)


                                  (410) 467-5005
               (Registrant's telephone number including area code)

                                       None
              (Former name, former address and former fiscal year
                        - if changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      Yes __X__      No ____

As of May 14, 1996, there were 6,273,000 shares of Class A common stock, $.01 par value, and 28,476,981 shares of Class B common stock, $.01 par value, of the Registrant issued and outstanding.

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES

                                   Form 10-Q
                     For the Quarter Ended March 31, 1996



                              TABLE OF CONTENTS



Part I.       Financial Information

                                                                         Page

     Item 1     Consolidated Financial Statements

                Consolidated Balance Sheets December 31, 1995 and
                  March 31, 1996                                           3

                Consolidated Statements of Operations three months
                  ended March 31, 1995 and 1996                            4

                Consolidated Statements of Stockholders' Equity
                  three months ended March 31, 1996                        5

                Consolidated Statements of Cash Flows three months
                  ended March 31, 1995 and 1996                            6

                Notes to Consolidated Financial Statements                 7

     Item 2     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations (to be completed)   11

                Signature                                                 15

     Item 6     Exhibits

                  SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                              (dollars in thousands)

                                             December 31,             March 31,

                                                  1995                1996
                  ASSETS
CURRENT ASSETS:
Cash and cash equivalents                        $112,450             $97,420
Accounts receivable, net of allowance for
   doubtful accounts                               50,022              41,148
Current portion of program contract costs          18,036              17,636
Deferred barter costs                               1,268               1,688
Prepaid expenses and other current assets           1,972               2,355
Deferred tax assets                                 4,565               5,279
      Total current assets                        188,313             165,526
PROPERTY AND EQUIPMENT, net                        42,797              44,880
PROGRAM CONTRACT COSTS, less current portion       19,277              15,858
LOANS TO OFFICERS AND AFFILIATES, net              11,900              11,856
NON-COMPETE AND CONSULTING AGREEMENTS, net         30,379              25,199
DEFERRED TAX ASSET                                 16,462              17,770
OTHER ASSETS                                       27,355              30,536
ACQUIRED INTANGIBLE BROADCASTING ASSETS, net      268,789             298,355
      Total Assets                               $605,272            $609,980

    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                 $  2,187            $  2,130
Income taxes payable                                3,944               2,729
Accrued liabilities                                20,720              30,373
Current portion of long-term liabilities-
Notes payable and commercial bank financing         1,133               1,235
Capital leases payable                                524                 441
     Notes and capital leases payable to
       affiliates                                   1,867               1,907
     Program contracts payable                     26,395              24,542
     Deferred barter revenues                       1,752               2,080
       Total current liabilities                   58,522              65,437
LONG-TERM OBLIGATIONS:
Notes payable and commercial bank financing       400,644             400,000
Capital leases payable                                 44                 -
Notes and capital lease payable to affiliates      13,959              13,716
Program contracts payable                          30,942              30,213
Other long-term liabilities                         2,442               2,395
      Total liabilities                           506,553             511,761
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY        2,345               2,303
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 5,000,000
   shares authorized and -0- outstanding              -                   -
  Class A Common Stock, $.01 par value,
   35,000,000 shares authorized and -0- and
   5,960,000 shares issued and outstanding             58                  60
Class B Common Stock, $.01 par value,
   35,000,000 shares authorized and
   28,790,000 shares issued and outstanding           290                 288
Additional paid-in capital                        116,089             116,089
Accumulated deficit                               (20,063)            (20,521)
Total stockholders' equity                         96,374              95,916
Total Liabilities and Stockholders' Equity       $605,272            $609,980

                   SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                               (dollars in thousands)

                                                    Three Months Ending
                                                    March 31,        March 31,
                                                     1995             1996

REVENUES:
Station broadcast revenues, net of agency
   commissions                                      $39,136          $44,176
Revenues realized from barter arrangement             3,559            3,593

Total revenues                                       42,695           47,769

OPERATING EXPENSES:
Program and production                                6,862            7,648
Selling, general and administrative                   8,449            9,292
Expenses realized from barter arrangements            3,116            2,931
Amortization of program contract costs and net
   realizable value adjustments                       6,555            7,717
Depreciation and amortization of property
   and equipment                                      1,586            1,465
Amortization of acquired intangible
   broadcasting assets and other assets              11,782           10,677
Total operating expense                              38,350           39,730
   Broadcast operating income                         4,345            8,039

OTHER INCOME (EXPENSE):
Interest expense                                     (9,968)         (10,896)
Interest income                                         443            1,723
Other income (expense)                                  114              253
Net loss before provision for income taxes           (5,066)            (881)
INCOME TAX BENEFIT                                    2,523              423
Net loss                                            $(2,543)           $(458)

NET LOSS PER COMMON SHARE                             $(.09)           $(.01)
WEIGHTED AVERAGE SHARES OUTSTANDING
 (in thousands)                                      29,000           34,750

                   SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     FOR THE THREE MONTHS ENDING MARCH 31, 1996
                              (dollars in thousands)




                                                             Earnings   Total
                              Class A   Class B  Additional  (Accumu-   Stock-
                  Preferred   Common    Common    Paid-In      lated   Holders'
                    Stock      Stock     Stock    Capital     Deficit)  Equity

BALANCE, December
   31, 1995
   as previously
   reported       $   -      $   58    $  290   $116,089   $(20,063)   $ 96,374

Class B shares
   converted
   to Class A
   shares             -           2       (2)       -           -           -

   Net loss           -           -         -       -          (458)       (458)

BALANCE, March
   31, 1996       $   -      $   60    $  288   $116,089   $ (20,521)  $ 95,916

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                         Three Months Ending
                                                       March 31,       March 31,
                                                         1995            1996
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss                                              $  (2,543)       $  (458)
Adjustments to reconcile net loss to net cash
  flows from operating activities-
  Depreciation and amortization of property
     and equipment                                        1,586          1,465
  Amortization of acquired intangible broadcast
     assets, non-compete and consulting agreements       11,782         10,677
  Amortization of program contract costs and net
     realizable value adjustments                         6,555          7,717
  Deferred tax benefit                                   (2,523)        (3,159)
Changes in assets and liabilities, net of effect of
  acquisitions and dispositions-
  Decrease in receivables, net                            5,430          8,874
  (Increase) in refundable income taxes                     (28)           -
  (Decrease) increase in prepaid expenses and
     other current assets                                 4,772           (383)
  Increase in accounts payable and accrued
     liabilities                                            299          9,596
  (Decrease) in income taxes payable                     (6,043)        (1,215)
  (Increase) in other assets and acquired
     intangible broadcast assets                         (1,579)           (61)
  Net effect of change in deferred barter revenues
     and deferred barter costs                              (15)           (92)
  Decrease in other long term liabilities                   (47)           (47)
  Decrease (increase) in minority interest                   21            (42)
Payments on program contracts payable                    (5,632)        (6,433)
     Net cash for from operating activities              12,035         26,439

CASH FLOW FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment, net of
    disposal and lease obligations assumed                 (383)        (1,272)
  Payments for acquisition of television stations       (55,500)       (34,726)
  Payments for acquisition of non-license assets        (46,500)           -
  Payments for consulting and non-compete agreements     (1,000)           (50)
  Payments for purchase option                           (1,000)           -
  Proceeds from disposal of property and equipment        2,000            -
  Repayments of loans to officers and affiliates            282             44
  Payments relating to future acquisitions                  -           (4,593)
        Net cash flow used in investing activities     (102,101)       (40,597)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable and commercial bank
    financing                                           125,000            -
  Repayment of notes payable, commercial bank
    financing and capital leases                        (30,791)          (669)
  Repayments of notes and capital leases to
    affiliates                                             (169)          (203)
     Net cash flow from/(used in)financing activities    94,040           (872)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      3,974        (15,030)
CASH AND CASH EQUIVALENTS, beginning of period            2,446        112,450
CASH AND CASH EQUIVALENTS, end of period             $    6,420      $  97,420

SUPPLEMENTAL DISCLOSURE OF CASH PAID FOR:
  Interest                                           $    6,850       $    609
  Income Taxes                                       $    6,107       $  4,037

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

   Basis of Presentation

The accompanying consolidated financial statements include the accounts of Sinclair Broadcast Group, Inc. (SBG), Chesapeake Television, Inc. (WBFF), WPGH, Inc. (WPGH), WTTE Channel 28, Inc. (WTTE), WCGV, Inc. (WCGV), WTTO, Inc. (WTTO), WLFL, Inc. (WLFL), WTVZ, Inc. (WTVZ), WSMH, Inc. (WSMH) and all other subsidiaries. The companies mentioned above, which are collectively referred to hereafter as "the Company or Companies", own and operate television stations in Baltimore, Maryland; Pittsburgh, Pennsylvania; Columbus, Ohio; Milwaukee, Wisconsin; Birmingham, Alabama; Raleigh/Durham, North Carolina; Norfolk, Virginia and Flint, Michigan. Additionally, included in the accompanying consolidated financial statements are the results of operations of certain television stations pursuant to local marketing agreements (LMA's). These markets are Pittsburgh, Pennsylvania, Baltimore, Maryland, Milwaukee, Wisconsin, Raleigh/Durham, North Carolina, Birmingham, Alabama and Tuscaloosa, Alabama.

   Interim Financial Statements

The consolidated financial statements for the three months ended March 31, 1995 and 1996 are unaudited, but in the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial position and results of operations, and cash flows for these periods.

As permitted under the applicable rules and regulations of the Securities and Exchange Commission, these financial statements do not include all disclosures normally included with audited consolidated financial statements, and, accordingly, should be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 1994, and 1995 and for the years then ended. The results of operations presented in the accompanying financial statements are not necessarily representative of operations for an entire year.

   Programming

The Companies have agreements with distributors for the rights to television programming over contract periods which generally run from one to seven years. Contract payments are made in installments over terms that are generally shorter than the contract period. Each contract is recorded as a liability when the license period begins and the program is available for its first showing. The portion of the program contracts payable due within one year is reflected as a current liability in the accompanying consolidated financial statements.

The rights to program materials are reflected in the accompanying consolidated balance sheets at the lower of amortized cost or estimated net realizable value. Estimated net realizable values are based upon management's expectation of future advertising revenues net of sales commissions to be generated by the program. Amortization of program contract costs is generally computed under either four year accelerated method or based on usage, whichever yields the greater amortization for each program. Program contract costs, estimated by management to be amortized in the succeeding year, are classified as current assets.

2. ACQUISITIONS:

In July 1995, the Company exercised its option to purchase the license and non-license assets of the television station WSMH in Flint, Michigan for an option exercise price of $1.0 million. In February 1996, the Company consummated the acquisition for a purchase price of $35.4 million at which time the balance due of $34.4 million was paid from the Company's existing cash balance. This transaction was recorded as a purchase, whereby the assets and liabilities were recorded at their fair market value.

In January 1996, the Company entered into a purchase agreement to acquire the license and non-license assets of the television station WYZZ in Peoria, Illinois and made a cash payment of $1.0 million to be applied against cash proceeds to the seller upon closing. The Company plans to consummate the transaction following FCC approval for a purchase price of approximately $21.0 million.

In March 1996, the Company entered into an agreement to acquire the outstanding stock of Superior Communication, Inc. (Superior) and made a cash payment of $3.2 million to be applied against cash proceeds to the stockholders of Superior upon closing. Superior owns the license and non-license assets of the television station KOCB in Oklahoma City, Oklahoma and WDKY in Lexington, Kentucky. In May 1996, the Company consummated the acquisition for a purchase price of approximately $63.0 million.

3. CONTINGENCIES AND OTHER COMMITMENTS:

Lawsuits and claims are filed against the Companies from time to time in the ordinary course of business. These actions are in various preliminary stages, and no judgements or decisions have been rendered by hearing boards or courts. Management, after reviewing developments to date with legal counsel, is of the opinion that the outcome of such matters will not have a material adverse effect on the Companies' financial position or results of operations.

4. SUBSEQUENT EVENTS:

In April 1996, the Company entered into an agreement to purchase certain non-license assets of River City Broadcasting, L.P. which is an owner and operator of various television and radio stations (RCB) and made a down payment of $60.0 million to be applied against the purchase price at closing of approximately $1.02 billion. Simultaneously, the Company entered into an option agreement to purchase certain other license and non-license assets of River City Broadcasting, L.P. for an option purchase price of $150 million.

In May 1996, in response to Department of Justice concerns expressed about the Company's proposed acquisition of certain assets of River City Broadcasting, the Company entered into a modification agreement eliminating both Sinclair's option to acquire the assets of WSYX-TV in Columbus, Ohio and the agreements to enter into a related time brokerage agreement. Sinclair is negotiating a separate option agreement with River City for the acquisition of the assets of WSYX-TV which would result in an increase in the originally reported option price for the assets of WSYX and a corresponding reduction in the originally reported purchase price for the other River City assets. As of the date of this filing, the modified purchase price has not been finalized.

In conjunction with the RCB acquisition, the Company entered into an agreement to purchase the non-license assets of KRRT, Inc., a television station in San Antonio, Texas, for a purchase price of $29.6 million.

In connection with the aforementioned acquisitions the Company will have available for grant options granted options to purchase approximately 2.1 million shares of Class A Common Stock with an exercise price approximating fair market value on the date of the grant.

The Company intends to finance the above transactions with approximately $1.1 billion of senior bank debt and the issuance of $115 million of Series A Exchangeable Preferred Stock. Pending shareholder approval the Series A Exchangeable Preferred Stock will be convertible into 4,181,000 of Class A Common Stock.

Item 2

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following information should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this Quarterly Report and the audited financial statements and Management's Discussion and Analysis contained in the Company's Form 10-K for the fiscal year ended December 31, 1995.

RESULTS OF OPERATIONS

Comparison of three months ended March 31, 1994 to the three months ended March 31, 1995.

                                                    Three months ended March 31,
                                                            1995        1996
                                                         (Dollars in thousands)

STATEMENT OF OPERATIONS DATA:
  Net broadcast revenues                                   $39,136     $44,176
  Barter revenues                                            3,559       3,593
    Total revenues                                          42,695      47,769

  Operating expenses excluding depreciation
    and amortization                                        18,427      19,871
  Depreciation and amortization                             19,923      19,859
  Broadcast operating income                                 4,345       8,039
  Interest expense                                          (9,968)    (10,896)
  Interest and other income                                    557       1,976
    Net loss before benefit for income taxes                (5,066)       (881)
  Income tax benefit                                         2,523         423
    Net loss                                               $(2,543)     $ (458)
    Net loss per common share                              $  (.09)     $ (.01)
    Weighted average shares outstanding                     29,000      34,750

OTHER DATA:
  Broadcast cash flow (a)                                  $19,688     $22,800
  Broadcast cash flow margin                                  50.3%        51.6%
  Operating cash flow (b)                                  $18,636     $21,465
  Operating cash flow margin                                 47.6%       48.6%
  Program contract payments                                $ 5,632     $ 6,433
  Corporate  expense                                         1,052       1,335

Net broadcast revenues increased to $44.2 million for the three months ended March 31, 1996 from $39.1 million for the three months ended March 31, 1995, or 13.0%. When including the effects of non-cash barter transactions, net broadcast revenues for the three months ended March 31, 1996 increased by 11.9%. These increases in net broadcast revenues were primarily a result of the LMA transactions entered into with WABM and WDBB after the first quarter of 1995 ( the "1995 LMA's" ) and the acquisition of WSMH in Flint, Michigan in March 1996, as well as double digit revenue growth in the Company's largest markets. This revenue growth is generally due to a substantial increase in ratings in prime access combined with a strong national movie and local foreign automotive business.

Operating expenses excluding depreciation and amortization increased from $18.4 million for the three months ended March 31, 1995 to $19.8 million for the three months ended March 31, 1996, or 7.6%. This increase is primarily due to an increase in LMA fees associated with the 1995 LMA's and an increase in corporate overhead associated with being a public company, both totaling approximately $.8 million. Excluding the affect of the above increases operating expenses increased only 3.2% from the same period of the prior year.

Broadcast operating income increased from $4.3 million for the three months ended March 31, 1995 to $8.0 million for the three months ended March 31, 1996, or 86.0%.

Interest expense increased from $10.0 million for the three months ended March 31, 1995 to $10.9 million for the three months ended March 31, 1996 or 9.0%. This increase is primarily due to a l.5% increase in the weighted average interest rate on relatively the same level of debt outstanding during both periods, following the replacement of senior bank debt with the proceeds of the public debt offering in August 1995.

Interest and other income increased from $.6 million for the three months ended March 31, 1995 to $2.0 million for the three months ended March 31, 1996 or 23.3%. This increase resulted primarily from the excess cash balances remaining from the proceeds of the public debt offering in August 1995.

Net loss for the three months ended March 31, 1996 was $458 thousand or ($.01) per share compared to a loss of $2.5 million or ($.09) per share for the three months ended March 31, 1995.

Broadcast cashflow increased to $22.8 million for the three months ended March 31, 1996 from $19.7 million for the three months ended March 31, 1995, or 15.8%.

Operating cashflow increased to $21.5 million for the three months ended March 31, 1996 from $18.6 million for the three months ended March 31, 1995, or 15.2%.


Liquidity and Capital Resources

The capital structure of the Company consists of the Company's outstanding long-term debt and stockholders' equity. Th stockholders' equity consists of common stock, additional paid in capital and accumulated deficit. The Company's balance of cash and cash equivalents was $97.4 million as of March 31, 1996. The Company's primary source of liquidity is cash provided by operations. After giving effect for the $60.0 million down payment for the acquisition of River City Broadcasting, L.P., in April 1996, the Company's cash balance would have been $37.4 million.

Net cash flows from operating activities increased from $12.0 million for the three months ending March 31, 1995 to $26.4 million for the three months ending March 31, 1996. The Company paid income taxes of $6.1 million during the three months ending March 31, 1995 compared to $4.0 million for the three months ending March 31, 1996 due to anticipated tax benefits generated by its 1996 acquisitions. The Company made interest payments on outstanding indebtedness of $6.9 million during the three months ending March 31, 1995 compared to $0.6 million for the three months ending March 31, 1996 as payments due for the public debt offering were made on April 1, 1996. Program rights payments increased from $5.6 million for the three months ending March 31, 1995 to $6.4 million for the three months ending March 31, 1996, primarily as a result of the acquisitions.

Net cash flows used in investing activities was $102.1 million for the three months ending March 31, 1995 compared to $40.6 million for the three months ending March 31, 1996. During the three months ending March 31, 1996, the Company purchased the license and non-license assets of WSMH in Flint, Michigan for $35.4 million at which time the balance due to the seller of $34.4 million was paid from the Company's existing cash balance. In January 1996, the Company made a cash payment of $1.0 million relating to the acquisition of the license and non-license assets of WYZZ in Peoria, Illinois. In March 1996, the Company made a cash payment of $3.2 million relating to the purchase for the outstanding stock of Superior Communications, Inc. (Superior). Superior owns the license and non-license assets of WDKY in Lexington, Kentucky and KOCB in Oklahoma City, Oklahoma. In May 1996, the Superior acquisition was consummated for a purchase price of $63.0 million.

Net cash flows from financing activities was $94.0 million for the three months ending March 31, 1995 compared to amounts used of $0.9 million for the three months ending March 31, 1996. In May 1996, the Company utilized available indebtedness of $61.0 million under Facility B of the Bank Credit Agreement in connection with the acquisition of Superior. Simultaneously with the acquisition , the Company repaid indebtedness of $25.0 million under Facility B of the Bank Credit Agreement from the Company's existing cash balance.

                                 SIGNATURE









Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                       SINCLAIR BROADCAST GROUP, INC.



                                    by:____________________________________

                                       David B. Amy
                                       Chief Financial Officer  (Principal
                                         Accounting Officer)

                               Index to Exhibits

Exhibit
Number                      Description
- ------                      -----------


10.67 Asset Purchase Agreement by and between River City Broadcasting, L.P. as seller and Sinclair Broadcast Group, Inc. as buyer dated as of April 10, 1996.

10.68 Option Agreement by and among River City Broadcasting, L.P., as sellers and Sinclair Broadcast Group, Inc. dated as of April 10, 1996.

10.69 Modification Agreement by and between River City Broadcast Group, L.P. as seller, and Sinclair Broadcast Group, Inc. as buyer, with reference to Asset Purchase Agreement dated as of April 10, 1996.