Form 10-Q
period 1996-06-30
SINCLAIR BROADCAST GROUP INC
filed 1996-08-14
CIK 912752

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       (Mark One) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       [X] SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly period ended June 30, 1996
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
             For the transition period from ___________to__________.

                        Commission File Number: 000-26071


                         SINCLAIR BROADCAST GROUP, INC.
             (Exact name of Registrant as specified in its charter)



                                    Maryland
                          (State or other jurisdiction
                        of incorporation or organization)

                               2000 W. 41st Street
                            Baltimore, Maryland 21211
                    (Address of principal executive offices)

                                   52-1494660
                                (I.R.S. Employer
                               Identification No.)

                                      21211
                                   (Zip Code)

                                 (410) 467-5005
               (Registrant's telephone number including area code)

                                      None
(Former name, former address and former fiscal year-if changed since last report)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     As of August 01, 1996, there were 6,371,000 shares of Class A common stock, $.01 par value, 28,378,981 shares of Class B common stock, $.01 par value, and 1,150,000 shares of preferred stock, $.01 par value, of the Registrant issued and outstanding.

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES

                                    Form 10-Q
                       For the Quarter Ended June 30, 1996



                                TABLE OF CONTENTS



Part I.       Financial Information
                                                                            Page

      Item 1     Consolidated Financial Statements
             Consolidated Balance Sheets as of December 31, 1995 and
               June 30, 1996...................................................3

             Consolidated Statements of Operations for the three months and six months ended June 30, 1995 and 1996.............................4

             Consolidated Statements of Stockholders' Equity for the
               six months ended June 30, 1996..................................5

             Consolidated Statements of Cash Flows for the six months
               ended June 30, 1995 and 1996....................................6

             Notes to Consolidated Financial Statements........................7

     Item 2     Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.....................11

              Signature.......................................................16

Part II.      Other Information

      Item 1    Legal proceedings.............................................14

      Item 2    Changes in securities.........................................14

      Item 3    Defaults upon senior securities...............................14

      Item 4    Submission of matters to a vote of security holders...........14

      Item 5    Other information.............................................15

      Item 6    Exhibits and reports on Form 8-K..............................15

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                                     December 30,      June 30,
                                                                                         1995            1996

                           ASSETS
CURRENT ASSETS:
   Cash and cash equivalents .....................................................   $   112,450    $     4,196
   Accounts receivable, net of allowance for doubtful accounts ...................        50,022         81,842
   Current portion of program contract costs .....................................        18,036         29,396
   Deferred barter costs .........................................................         1,268          3,964
   Prepaid expenses and other current assets .....................................         1,972          3,697
   Deferred tax asset ............................................................         4,565          6,148
         Total current assets ....................................................       188,313        129,243
PROPERTY AND EQUIPMENT, net ......................................................        42,797        139,387
PROGRAM CONTRACT COSTS, less current portion .....................................        19,277         33,267
LOANS TO OFFICERS AND AFFILIATES, net ............................................        11,900         11,642
NON-COMPETE AND CONSULTING AGREEMENTS, net .......................................        30,379         19,994
DEFERRED TAX ASSET ...............................................................        16,462          1,076
OTHER ASSETS .....................................................................        27,355         64,602
ACQUIRED INTANGIBLE BROADCASTING ASSETS, net .....................................       268,789      1,239,994
         Total Assets ............................................................   $   605,272    $ 1,639,205

             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable ..............................................................   $     2,187    $     4,237
   Income taxes payable ..........................................................         3,944           --
   Accrued liabilities ...........................................................        20,720         31,116
   Current portion of long-term liabilities-
     Notes payable and commercial bank financing .................................         1,133         61,235
     Capital leases payable ......................................................           524            310
     Notes and capital leases payable to affiliates ..............................         1,867          1,976
     Program contracts payable ...................................................        26,395         35,203
   Deferred barter revenues ......................................................         1,752          5,218
         Total current liabilities ...............................................        58,522        139,295
LONG-TERM OBLIGATIONS:
   Notes payable and commercial bank financing ...................................       400,644      1,170,000
   Capital leases payable ........................................................            44           --
   Notes and capital lease payable to affiliates .................................        13,959         12,935
   Program contracts payable .....................................................        30,942         51,010
   Other long-term liabilities ...................................................         2,442          2,384
         Total liabilities .......................................................       506,553      1,375,624
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES ...................................         2,345          3,968
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Preferred Stock, $.01 par value, 5,000,000 and 10,000,000
     shares authorized and -0-and 1,150,000 shares issued and
     outstanding .................................................................          --               12
   Class A Common Stock, $.01 par value, 35,000,000 and 100,000,000 shares authorized and 5,750,000 and 6,328,000 shares issued and
     outstanding .................................................................            58             64
   Class B Common Stock, $.01 par value, 35,000,000 shares
     authorized and 29,000,000 and 28,422,000 shares issued and
     outstanding .................................................................           290            284
   Additional paid-in capital ....................................................       116,089        274,099
   Accumulated deficit ...........................................................       (20,063)       (20,853)
   Additional paid-in capital - stock options ....................................          --           12,430
   Deferred compensation .........................................................          --           (6,423)
         Total stockholders' equity ..............................................        96,374        259,613
         Total Liabilities and Stockholders' Equity ..............................   $   605,272    $ 1,639,205

     The accompanying notes are in integral part of these unaudited consolidated financial statements.

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (dollars in thousands)



                                                                                     Three Months Ended         Six Months Ended
                                                                                     June 30,   June 30,        June 30, June 30,
                                                                                       1995       1996            1995     1996

REVENUES:
   Station broadcast revenues, net of agency commissions .......................  $  49,588    $  73,163    $  88,724    $ 117,339
   Revenues realized from barter arrangements ..................................      4,591        5,978        8,150        9,571
     Total revenues ............................................................     54,179       79,141       96,874      126,910

OPERATING EXPENSES:
   Program and production ......................................................      7,268       13,051       14,130       20,699
   Selling, general and administrative .........................................      8,983       14,975       17,432       24,267
   Expenses realized from barter arrangements ..................................      4,053        4,928        7,169        7,859
   Amortization of program contract costs and net
     realizable value adjustments ..............................................      6,394        9,840       12,949       17,557
   Deferred compensation .......................................................       --          6,007         --          6,007
   Depreciation and amortization of property and equipment .....................      1,236        2,079        2,822        3,544
   Amortization of acquired intangible broadcasting assets
     and other assets ..........................................................     11,248       13,715       23,030       24,392
     Total operating expense ...................................................     39,182       64,595       77,532      104,325
     Broadcast operating income ................................................     14,997       14,546       19,342       22,585
OTHER INCOME (EXPENSE):
   Interest expense ............................................................     (9,687)     (16,750)     (19,655)     (27,646)
   Interest income .............................................................        809          798        1,252        2,521
   Other income (expense) ......................................................        (84)         397           30          650
     Net income (loss) before provision for income taxes .......................      6,035       (1,009)         969       (1,890)
INCOME TAX (PROVISION) BENEFIT .................................................     (2,985)         677         (462)       1,100
     Net income (loss) .........................................................  $   3,050    $    (332)   $     507    $    (790)

NET INCOME (LOSS) PER COMMON SHARE .............................................  $    0.10    $   (0.01)   $    0.02    $   (0.02)
WEIGHTED AVERAGE SHARES OUTSTANDING
    (in thousands) .............................................................     30,150       34,750       29,575       34,750





     The accompanying notes are in integral part of these unaudited consolidated financial statements.

                                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                      FOR THE SIX MONTHS ENDED JUNE 30, 1996
                                              (dollars in thousands)


                                                                             Retained      Additional
                           Series A   Series B   Class A Class B  Additional Earnings      Paid-In     Total
                           Preferred  Preferred  Common  Common   Paid-In    (Accumulated  Capital     Deferred      Stockholders'
                           Stock      Stock      Stock   Stock    Capital    Deficit)      Options     Compensation  Equity

BALANCE,December 31, 1995
 as previously reported    $ --       $ --       $ 58    $290     $116,089   $(20,063)     $     --    $     --      $ 96,374
Class B common shares
 converted to Class A        --         --          6      (6)          --         --            --          --            --
 common shares
Issuance of Series A
 preferred shares            12         --         --      --      158,010         --            --          --       158,022
Series A preferred shares
 converted to Series B
 preferred shares           (12)        12         --      --           --         --            --          --            --
Stock Options granted        --         --         --      --           --         --        12,430     (12,430)           --
Amortization of deferred
 compensation                --         --         --      --           --         --         6,007       6,007
 Net loss                    --         --         --      --           --       (790)           --          --          (790)

BALANCE, June 30, 1996     $ --       $  12      $ 64    $284     $274,099   $(20,853)     $ 12,430    $ (6,423)     $259,613







                 The accompanying notes are in integral part of these unaudited consolidated financial statements.

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                                              Six Months Ended
                                                                                          June 30,        June 30,
                                                                                           1995             1996

CASH FLOW FROM OPERATING ACTIVITIES:
   Net income (loss) ............................................................        $    507         $   (790)
   Adjustments to reconcile net loss to net cash flows from
     operating activities-
     Depreciation and amortization of property and equipment ....................           2,822            3,544
     Amortization of acquired intangible broadcast assets,
         non-compete and consulting agreements ..................................          23,030           24,392
     Amortization of program contract costs and net realizable
         value adjustments ......................................................          12,949           17,557
     Deferred compensation expense ..............................................            --              6,007
     Deferred tax benefit .......................................................          (2,542)          (2,712)
     Payments of costs relating to financing ....................................          (3,200)         (20,009)
     Payments for interest rate hedging instruments .............................            --               (851)
   Changes in assets and liabilities, net of effect of acquisitions and dispositions-
     Decrease in receivables, net ...............................................          (4,060)         (12,006)
     Decrease (increase) in prepaid expenses and other current
         assets .................................................................           1,234              (68)
     (Increase) decrease in accounts payable and accrued liabilities ............          (2,631)           6,344
     (Decrease) in income taxes payable .........................................          (4,507)          (3,944)
     Decrease (increase) in other assets and acquired intangible
         broadcast assets .......................................................             170              (43)
     Net effect of change in deferred barter revenues and
         deferred barter costs ..................................................              15              328
     Decrease in other long term liabilities ....................................             (46)             (58)
     Decrease (increase) in minority interest ...................................              24              (33)
   Payments for program contracts payable .......................................          (9,858)         (12,071)
         Net cash flows from operating activities ...............................          13,907            5,587

CASH FLOW FROM INVESTING ACTIVITIES:
   Acquisition of property and equipment ........................................          (1,359)          (2,114)
   Payments for acquisition of television stations ..............................        (103,500)         (34,726)
   Payment for acquisition of non-license assets of River
     City Broadcasting, L.P. ....................................................            --           (811,260)
   Payment for acquisition of non-license assets of KRRT ........................            --            (29,532)
   Payment for purchase of outstanding stock of
     Superior Communications, Inc. ..............................................            --            (63,275)
   Payments for consulting and non-compete agreements ...........................          (1,000)             (50)
   Payment to exercise purchase options .........................................          (1,000)            --
   Payments for purchase options ................................................          (9,000)            --
   Proceeds from disposal of property and equipment .............................           2,000             --
   Repayments of loans to officers and affiliates ...............................           1,208              258
   Investment in joint venture ..................................................            --               (364)
   Proceeds from assignment of license purchase options .........................           4,200             --
   Payment for WPTT subordinated convertible debenture ..........................          (1,000)            --
   Fees paid relating to subsequent acquisitions ................................            --             (1,063)
         Net cash flows used in investing activities ............................        (109,451)        (942,126)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable and commercial bank financing ....................         138,000          897,000
   Repayments of notes payable, commercial bank financing
     and capital leases .........................................................        (152,559)         (67,915)
   Repayments of notes and capital leases to affiliates .........................            (476)            (800)
   Net proceeds from issuance of common shares ..................................         111,634             --
         Net cash flows from financing activities ...............................          96,599          828,285

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS ..................................................................           1,055         (108,254)
CASH AND CASH EQUIVALENTS, beginning of period ..................................           2,446          112,450
CASH AND CASH EQUIVALENTS, end of period ........................................        $  3,501         $  4,196


                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

   Basis of Presentation

     The accompanying consolidated financial statements include the accounts of Sinclair Broadcast Group, Inc., Sinclair Communications, Inc. and all other consolidated subsidiaries, which are collectively referred to hereafter as "the Company or Companies." The Company owns and operates television stations throughout the United States. Additionally, included in the accompanying consolidated financial statements are the results of operations of certain television and radio stations pursuant to local marketing agreements (LMA's).

   Interim Financial Statements

     The consolidated financial statements for the six months ended June 30, 1995 and 1996 are unaudited, but in the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial position and results of operations, and cash flows for these periods.

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

     The rights to program materials are reflected in the accompanying consolidated balance sheets at the lower of amortized cost or estimated net realizable value. Estimated net realizable values are based upon management's expectation of future advertising revenues net of sales commissions to be generated by the program. Amortization of program contract costs is generally computed under either an accelerated method over the contract period or based on usage, whichever yields the greater amortization for each program. Program contract costs, estimated by management to be amortized in the succeeding year, are classified as current assets.

2. CONTINGENCIES AND OTHER COMMITMENTS:

     Lawsuits and claims are filed against the Companies from time to time in the ordinary course of business. These actions are in various preliminary stages, and no judgements or decisions have been rendered by hearing board or courts. Management, after reviewing developments to date with legal counsel, is of the opinion that the outcome of such matters will not have a material adverse effect on the Companies' financial position or results of operations.

3. SUPPLEMENTAL CASH FLOW INFORMATION:

     During the six months ended June 30, 1995 and 1996, the Company made cash payments and certain non-cash transactions of the following:

                                                     Six Months Ended
                                                   June 30,      June 30,
                                                     1995          1996

Interest                                           $ 19,488      $ 29,472
Income Taxes                                       $  7,511      $  5,586
Distribution prior to KCI merger                   $  1,461      $      -
Issuance of 1,150,000 shares of
   Series A Preferred Stock (Note 5)               $     -       $158,022

4. SENIOR BANK DEBT:

     In order to finance the acquisition of the non-license assets of River City Broadcasting, L.P. (River City) and potential future acquisitions, the Company entered into a Bank Credit Agreement. The Bank Credit Agreement consists of three classes: Facility A Term Loan, Facility B Term Loan and a Revolving Credit Commitment.

     The Facility A Term Loan is a term loan in a principal amount not to exceed $550 million and is scheduled to be paid in quarterly installments beginning December 31, 1996 through December 31, 2002. The Facility B Term Loan is a term loan in a principal amount not to exceed $200 million and is scheduled to be paid in quarterly installments beginning December 31, 1996 through December 31, 2002. The Revolving Credit Commitment is a revolving credit facility in a principal amount not to exceed $250 million and is scheduled to have reduced availability quarterly beginning March 31, 1999 through November 30, 2003. In connection with the River City and KRRT acquisitions, the Company utilized $550 million, $200 million and $85 million of indebtedness under Facility A, Facility B and the Revolving Credit Commitment, respectively. The Company incurred debt acquisition costs of approximately $20.0 million associated with this indebtedness which are being amortized using the straight line method over the life of the debt.

     Under the Bank Credit Agreement, the Company has the option to maintain base rate and Eurodollar loans. Interest on borrowings under this agreement are at varying rates based, at the Company's option, at the base rate or LIBOR, plus a fixed percentage. The applicable interest rate for the Facility A Term Loan and the Revolving Credit Facility is either LIBOR plus 1.25% to 2.5% or the base rate plus zero to 1.25%. The applicable interest rate for the Facility A Term Loan and the Revolving Credit Facility is adjusted based on the ratio of total debt to four quarters trailing earnings before interest, taxes, depreciation and amortization. The applicable interest for Facility B is either LIBOR plus 2.75% or the base rate plus 1.75%.

     The Company made cash payments totaling $851 thousand for interest rate hedging investments which are capitalized and amortized as interest expense over the life of the contract. The Company utilizes these investments to minimize the impact of fluctuations in interest rates relating to Senior Bank Debt. At June 30, 1996 the Company has interest rate swap agreements which expire from March 31, 1997 to March 31, 2000 with such rates ranging from 5.85% to 7.0% and notional amounts totaling $960.0 million.

5. RIVER CITY ACQUISITION:

     In April 1996, the Company entered into an agreement to purchase certain non-license assets of River City. In May 1996, the Company closed the transaction for a purchase price of $967.2 million providing as consideration 1,150,000 shares of Series A Convertible Preferred Stock with a fair market value of $158.0 million and cash payments totaling $809.2 million. Simultaneously, the Company entered into option agreements to purchase certain other license and non-license assets of River City for option purchase prices totaling $150 million. The Company utilized indebtedness under its Bank Credit Agreement to finance the transaction (see Note 4). The transaction was recorded as a purchase, whereby the assets and liabilities were recorded at their fair market value as determined by an independent appraisal.

     In conjunction with the River City acquisition, the Company entered into an agreement to purchase the non-license assets of KRRT, Inc., a television station in San Antonio, Texas, for a purchase price of $29.5 million. Simultaneously with the River City closing, the Company closed the KRRT transaction utilizing indebtedness under its Bank Credit Agreement. The transaction was recorded as a purchase, whereby the assets and liabilities were recorded at their fair market value as determined by an independent appraisal.

     In connection with the River City acquisition, the Company consummated the following transactions concurrent with or subsequent to the closing:

     1.) In June 1996, the Board of Directors of the Company adopted, upon approval of the stockholders by proxy, an amendment to the Company's amended and restated charter. This amendment increased the number of Class A Common Stock shares authorized to be issued by the Company from 35,000,000 shares to 100,000,000 shares. The amendment also increased the number of shares of preferred stock authorized from 5,000,000 shares to 10,000,000 shares.

     2.) Series A Preferred Stock - As partial consideration for the acquisition of the non-license assets of River City, the Company issued 1,150,000 shares of Series A Preferred Stock. In June 1996, the Board of Directors of the Company adopted, upon approval of the stockholders by proxy, an amendment to the Company's amended and restated charter at which time Series A Preferred Stock was exchanged for and converted into Series B Preferred Stock. The Company recorded the issuance of Series A Preferred Stock based on the fair market value at the date of issuance of 3.64 shares of Class A Common Stock for each share of Series A Preferred Stock.

     3.) Series B Preferred Stock - Shares of Series B Preferred Stock are convertible at any time into shares of Class A Common Stock, with each share of Series B Preferred Stock convertible into approximately 3.64 shares of Class A Common Stock. The company may redeem shares of Series B Preferred Stock only after the occurrence of a "Trigger Event." A Trigger Event means the termination of Barry Baker's employment with the Company prior to the expiration of the initial five-year term of his employment agreement (1) by the Company for any reason other than for cause (as defined in the employment agreement) or (2) by Barry Baker upon the occurrence of certain events described in the employment agreement. If the Company seeks to redeem shares of Series B preferred stock and the stockholder elects to retain the shares, the shares will automatically be converted into Common Stock on the proposed redemption date. All shares of Series B Preferred Stock remaining outstanding as of May 31, 2001 will automatically convert into Class A Common Stock. Series B Preferred Stock is entitled to 3.64 votes on all matters with respect to which Class A Common Stock has a vote.

     4.) Stock Options and Awards:

         Executive Options

     In connection with the acquisition of River City, the Company entered into a 5 year employment agreement with Barry Baker. Pursuant to the agreement, among other provisions, Mr. Baker received options to acquire 1,382,435 shares of the Class A Common Stock of the Company. The options became exercisable with respect to 50% of the shares upon closing of the acquisition of the non-license assets of River City with 25% available to be exercised on the first and second anniversary of the River City closing. The exercise price for these options is $30.11 per share.

     The Company recorded deferred compensation of $10.6 million as additional paid in capital at the stock option grant date. In June 1996, deferred compensation expense of $5.3 million was recorded relating to Executive Options which became exercisable. The remaining deferred compensation of $5.3 million is recognized as expense on a straight line basis over the period in which it vests.

          Long Term Incentive Plan

     In June 1996, the Board of Directors adopted, upon approval of the stockholders by proxy, the 1996 Long- Term Incentive Plan of the Company (the "LTIP"). The purpose of the LTIP is to reward key individuals for making major contributions to the success of the Company and its subsidiaries and to attract and retain the services of qualified and capable employees. A total of 2,073,673 shares of Class A Common Stock is reserved and available for awards under the plan. The Board of Directors may amend, suspend or terminate the LTIP without the consent of stockholders or participants, except that stockholder approval must be sought within one year of such Board action.

     The LTIP also provides that the exercise price under each option may not be less than the fair market value of the Company's Class A common stock on the date of the option grant, unless the employee receiving the option owns 10% or more of the Company's common stock on such date, in which case the exercise price will be 110% of fair market value. Options granted pursuant to the LTIP must be exercised within 10 years (or five years if the employee owns 10% or more of the Company's common stock) following the date on which the grant is made. In connection with the River City acquisition, 244,500 options were granted under this plan with an exercise price of $30.11 per share.

     The Company recorded deferred compensation of $1.9 million as additional paid in capital at the stock option grant date. In June 1996, deferred compensation expense of $467.0 thousand was recorded relating to the options ussued under LTIP which became exercisable. The remaining deferred compensation of $1.4 million is recognized as expense on a straight line basis over the period in which it vests.

 Incentive Stock Option Plan

     In June 1996, the Board of Directors adopted, upon approval of the stockholders by proxy, certain amendments to the Company's Incentive Stock Option Plan. The purpose of the amendments was (i) to increase the the number of shares of Class A common stock approved for issuance from 400,000 to 500,000,
(ii) to delegate to Barry Baker the authority to grant certain options, (iii) to lengthen from two years to three the period after date of grant before options become exercisable, (iv) and to provide immediate termination and three year ratable vesting of options in certain circumstances. In connection with the River City acquisition, the Company granted 287,000 options to key management employees at an exercise price of $37.75.

5. OTHER ACQUISITIONS:

     In July 1995, the Company exercised its option to purchase the license and non-license assets of the television station WSMH in Flint, Michigan for an option exercise price of $1.0 million. In February 1996, the Company consummated the acquisition for a purchase price of $35.4 million at which time the balance due of $34.4 million was paid from the Company's existing cash balance. The transaction was recorded as a purchase, whereby the assets and liabilities were recorded at their fair market value as determined by an independent appraisal.

     In March 1996, the Company entered into an agreement to acquire the outstanding stock of Superior Communications, Inc. (Superior) which owns the license and non-license assets of the television station KOCB in Oklahoma City, Oklahoma and WDKY in Lexington, Kentucky. In May 1996, the Company consummated the acquisition for a purchase price of approximately $63.0 million utilizing existing cash balances and indebtedness under the Company's Bank Credit Agreement of $3.1 million and $59.9 million respectively. The transaction was recorded as a purchase, whereby the assets and liabilities were recorded at their fair market value as determined by an independent appraisal.

6. SUBSEQUENT EVENTS:

     In January 1996, the Company entered into a purchase agreement to acquire the license and non-license assets of television station WYZZ in Peoria, Illinois. In July 1996, the Company consummated the acquisition for a purchase price of approximately $21.1 million utilizing cash and indebtedness under the Bank Credit Agreement of $1.0 million and $20.1 million, respectively.

     In July 1996, the Company acquired the license and non-license assets of the television station KSMO in Kansas City, Missouri. At closing, the Company made $10.5 million in cash payments utilizing indebtedness under its Bank Credit Agreement.

     In August 1996, the Company acquired the license and non-license assets of the television station WSTR in Cincinnati, Ohio. At closing, the Company made a $9.9 million cash payment utilizing indebtedness under its Bank Credit Agreement.

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

RESULTS OF OPERATIONS

     Comparison of three months and the six months ended June 30, 1995 to the three months and the six months ended June 30, 1996.

                                                                              Three Months End                  Six Months Ended
                                                                           June 30,      June 30,          June 30,         June 30,
                                                                             1995          1996              1995             1996
STATEMENT OF OPERATIONS DATA:
   Net broadcast revenues ..........................................     $  49,588       $  73,163       $  88,724       $ 117,339
   Barter revenues .................................................         4,591           5,978           8,150           9,571
     Total revenues ................................................        54,179          79,141          96,874         126,910

   Operating expenses excluding depreciation,
     amortization and deferred compensation ........................        20,304          32,954          38,731          52,825
   Deferred compensation ...........................................          --             6,007            --             6,007

   Depreciation and amortization ...................................        18,878          25,634          38,801          45,493
      Broadcast operating income ...................................        14,997          14,546          19,342          22,585
      Interest expense .............................................        (9,687)        (16,750)        (19,655)        (27,646)
      Interest and other income ....................................           725           1,195           1,282           3,171
      Net loss before (provision) benefit for income taxes .........         6,035          (1,009)            969          (1,890)
   Income tax (provision) benefit ..................................        (2,985)            677            (462)          1,100
      Net income (loss) ............................................     $   3,050       $    (332)      $     507       $    (790)

      Net income (loss) per common share ...........................     $     .10       $   (0.01)      $    0.02       $   (0.02)
      Weighted average shares outstanding ..........................        30,150          34,750          29,575          34,750

OTHER DATA:
   Broadcast cash flow (a) .........................................     $  30,782       $  42,280          50,471       $  65,080
   Broadcast cash flow margin ......................................          62.1%           57.8%           56.9%           55.5%
   Operating cash flow (b) .........................................     $  29,649       $  40,549       $  48,285       $  62,014
   Operating cash flow margin ......................................          59.8%           55.4%           54.4%           52.8%
   Program contract payments .......................................     $   4,226       $   5,638       $   9,858       $  12,071
   Corporate expense ...............................................     $   1,133       $   1,731       $   2,186       $   3,066


     (a) "Broadcast cash flow" is defined as broadcast operating income plus corporate expenses, deferred compensation, depreciation and amortization, including both tangible and intangible assets program right rights, less cash payments for program rights. Cash program payments represent cash payments made for current program payable and do not necessarily correspond to program usage. The Company has presented broadcast cash flow data, which the Company believes is comparable to the data provided by other companies in the industry, because such data are commonly used as a measure of performance for broadcast companies. However, broadcast cash flow does not purport to represent cash provided by operating activities as reflected in the Company's consolidated statements of cash flow, is not a measure of financial performance under generally accepted accounting in accordance with generally accepted accounting principles. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     (b) "Operating cash flow" is defined as broadcast cash flow less corporate expenses and is a commonly used measure of performance for broadcast companies. Operating cash flow does not purport to represent cash provided by operating activities as reflected in the Company's consolidated statements of cash flow, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

     Total revenues increased to $79.1 million for the three months ended June 30, 1996 from $54.2 million for the three months ended June 30, 1995, or 46.0%. When excluding the effects of non-cash barter transactions, net broadcast revenues for the three months ended June 30, 1996 increased by 47.5%. Total revenues increased to $126.9 million for the six months ended June 30, 1996 from $96.9 million for the six months ended June 30, 1995, or 31.0%. When excluding the effects of non-cash barter transactions, net broadcast revenues for the six months ended June 30, 1996 increased by 32.3% over the six months ended June 30, 1995. These increases in broadcast revenues were primarily the result of acquisitions and LMA transactions consummated by the Company in 1995 and during the first six months of 1996 (collectively, the "Acquisitions"), as well as television broadcast revenue growth in each of the Company's markets.

     Operating expenses excluding depreciation and amortization increased from $20.3 million for the three months ended June 30, 1995 to $33.0 million for the three months ended June 30, 1996, or 62.6%. Operating expenses excluding depreciation and amortization increased from $38.7 million for the six months ended June 30, 1995 to $52.8 million for the six months ended June 30, 1996, or 36.4%. These increases in expenses for the three months and the six months ended June 30, 1996 as compared to the three months and the six months ended June 30, 1995 were largely attributable to operating costs associated with the acquisitions, an increase in LMA fees resulting from LMA transactions and an increase in corporate overhead expense.

     Broadcast operating income decreased from $15.0 million for the three months ended June 30, 1995 to $14.5 million for the three months ended June 30, 1996, or 3.3%. Broadcast operating income increased from $19.3 million for the six months ended June 30, 1995 to $22.6 million for the six months ended June 30, 1996, or 17.1%. The decrease in broadcast operating income for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995 is primarily attributable to deferred compensation expense and an increase in amortization of intangible assets relating to the River City, KRRT and Superior acquisitions. The increase in broadcast operating income for the six months ending June 30, 1996 as compared to the six months ended June 30, 1995 is primarily attributable to the Acquisitions.

     Interest expense increased from $9.7 million for the three months ended June 30, 1995 to $16.8 million for the three months ended June 30, 1996, or 73.2%. Interest expense increased from $19.7 million for the six months ended June 30, 1995 to $27.6 million for the six months ended June 30, 1996, or 40.1%. Interest expense increases for the six months and the three months ended June 30, 1996 primarily related to senior bank indebtedness incurred by the Company to finance the River City acquisition.

     Interest and other income increased to $1.2 million for the three months ended June 30, 1996 from $0.7 million for the three months ended June 30, 1995, or 71.4%. Interest and other income increased to $3.2 million for the three months ended June 30, 1996 from $1.3 million for the three months ended June 30, 1995. These increases for the three months and the six months ended June 30, 1996 primarily resulted from the increase in cash balances that remained from the Company's public debt offering in August 1995.

     Income tax benefit increased from a provision of $3.0 million for the three months ended June 30, 1995 to a benefit of $677 thousand for the three months ended June 30, 1996. Income tax benefit increased from a provision of $462 thousand for the six months ended June 30, 1995 to a benefit of $1.1 million for the six months ended June 30, 1996. These increases for the three months and the six months ended June 30, 1996 primarily relate to the decrease in pre-tax income between periods and book and tax differences attribute to the acquisitions since July 1, 1995.

     The deferred tax asset decreased from $21.0 million at December 31, 1995 to $7.2 million as of June 30, 1996 and the effective tax rate increased from 48% for the six months ended June 30, 1995 to 58% for the six months ended June 30, 1996 primarily due to the Company's acquisition of all of the outstanding stock of Superior Communications, Inc. in March 1996.

     Net loss for the three months ended June 30, 1996 was $332 thousand or ($0.01) per share compared to net income of $3.1 million or $0.10 per share for the three months ended June 30, 1995. Net loss for the six months ended June 30, 1996 was $790 thousand or ($0.02) per share compared to net income of $507 thousand or $0.02 per share for the six months ended June 30, 1995.

     Broadcast cash flow increased to $42.3 million for the three months ended June 30, 1996 from $30.8 million for the three months ended June 30, 1995, or 37.3%. Broadcast cash flow increased to $65.1 million for the six months ended June 30, 1996 from $50.5 million for the six months ended June 30, 1995, or 28.9%

     Operating cash flow increased to $40.5 million for the three months ended June 30, 1996 from $29.6 million for the three months ended June 30, 1995, or 36.8%. Operating cash flow increased to $62.0 million for the six months ended June 30, 1996 from $48.3 million for the six months ended June 30, 1995, or 28.4%

Liquidity and Capital Resources

     The capital structure of the Company consists of the Company's outstanding long-term debt and stockholders' equity. The stockholders' equity consists of common stock, preferred stock additional paid in capital and accumulated deficit. The Company's decease in cash from $112.5 million at December 31, 1995 to $4.2 million at June 30, 1996 primarily resulted from cash payments made relating to acquisitions and repayments of bank debt. The Company's primary source of liquidity is cash provided by operations and availability under its Bank Credit Agreement. As of August 1, 1996, approximately $170 million was available for draws under the Bank Credit Agreement. The Company is exploring the option of raising additional debt or equity capital in order to increase the availability of funds for potential acquisitions, (non of which have been identified), working capital and other corporate purposes.


     Net cash flow from operating activities decreased from $13.9 million for the six months ended June 30, 1995 to $5.5 million for the six months ended June 30, 1996. The Company made income tax payments of $7.5 million during the six months ended June 30, 1995 compared to $5.6 million for the six months ended June 30, 1996 due to anticipated tax benefits generated by its 1996 acquisitions. The Company made interest payments on outstanding indebtedness of

     $19.5 million during the six months ended June 30, 1995 compared to $29.5 million for the six months ended June 30, 1996 due to the additional interest expense relating to the Company's public debt offering in August 1995. Program rights payments increased from $9.9 million for the six months ended June 30, 1995 to $12.1 million for the six months ended June 30, 1996, primarily as a result of the acquisitions. The Company also made a $20.0 million payment of debt acquisition costs relating to the financing required to consummate the River City and KRRT acquisitions.

     Net cash flow used in investing activities was $109.5 million for the six months ended June 30, 1995 compared to $942.1 million for the six months ended June 30, 1996. During February 1996, the Company purchased the license and non-license assets of WSMH for $35.4 million at which time the balance due to the seller of $34.4 million was paid from the Company's existing cash balance. In January 1996, the Company made a cash payment of $1.0 million relating to the acquisition of the license and non-license assets of WYZZ in Peoria, Illinois which was consummated in July 1996. In May 1996, the Company purchased the outstanding stock of Superior Communications, Inc. (Superior) and made cash payments totaling $63.0 relating to the transaction. Also in May 1996, the Company acquired certain non-license assets of River City and KRRT and made related cash payments totaling $809.2 million and $29.5 million respectively.

     Net cash flow from financing activities was $96.6 million for the six months ended June 30, 1995 compared to amounts used of $828.3 million for the six months ended June 30, 1996. In May 1996, the Company utilized available indebtedness of $61.0 million for the acquisition of Superior and simultaneously repaid indebtedness of $25.0 million. Also in May 1996, the Company utilized available indebtedness of $835.0 for the acquisition of River City and KRRT and simultaneously repaid indebtedness of $36.0 million.

Item 1.   Legal Proceedings
                Not applicable.

Item 2.   Changes in Securities
                Not applicable.

Item 3.   Defaults Upon Senior Securities
                Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

                (a) The annual meeting (the "Annual Meeting") of the stockholders of the Company was held June 28, 1996.

                (b) The following were elected as directors at the Annual
Meeting: David D. Smith, Frederick G. Smith, J. Duncan Smith, Robert E. Smith, Basil A. Thomas, William E. Brock and Lawrence E. McCanna.

                (c) The following matters were voted on at the Annual Meeting, and each was approved with the vote shown below:


                                                                           Withheld/                     Broker
Proposal                                                    For            Against        Abstain        Nonvotes

Election of Seven Directors:                                288,914,474       76,850          --              --
   David D. Smith
   Frederick G. Smith
   J. Duncan Smith
   Robert E. Smith
   Basil A. Thomas
   William E. Brock
   Lawrence E. McCanna
Authorization of amendment increasing                       287,819,397      542,767      13,940         615,220
   the number of authorized shares of
   all classes of stock to 145,000,000,
   increasing the number of authorized
   shares of Class A Common Stock to
   100,000,000, increasing the number of
   authorized shares to preferred stock to
   10,000,000 and clarifying certain matters
Approval of 1996 Long Term Incentive Plan                   286,946,421    1,365,987      13,830         665,086
Approve amendments to Sinclair Incentive                    288,289,393       22,950      13,855         665,086
   Stock Option Plan increasing shares that
   may be issued pursuant to options issued
   thereunder to 500,000, delegating to an officer
   of the Company the authority to make certain
   option awards, revising the exercise and expiration
   period for options and making certain other changes
Ratification of Arthur Andersen LLP as independent          288,979,124        1,500      10,700              --
   public accountants


Item 5.   Other Information
                Not applicable

Item 6.   Exhibits and Reports on Form 8-K
                (a) The following exhibits are filed herewith:

Number          Description
3.1             Amended and Restated Charter
10.__           Amended and Restated Asset Purchase Agreement by and between
                River City Broadcasting, L.P. and Sinclair Broadcast Group,
                Inc. dated as of April 10, 1996 and amended and restated as of
                May 31, 1996
10.__           Group I Option Agreement by and among River City Broadcasting,
                L.P. and Sinclair Broadcast Group, Inc. dated as of May 31, 1996
10.__           Columbus Option Agreement by and among River City Broadcasting,
                L.P. and River City License Partnership and Sinclair Broadcast
                Group, Inc. dated as of May 31, 1996
10.__           Employment Agreement dated as of April 10, 1996 with Barry Baker
10.__           Indemnification Agreement with Barry Baker dated as of
                April 10, 1996.
10.__           Stock Option Agreement dated as of April 10, 1996 with Barry
                Baker
10.__           Time Brokerage Agreement by and among Sinclair Communications,
                Inc.
10.__           River City Broadcasting, L.P., River City License Partnership
                and Sinclair Broadcast Group Dated as of May 31, 1996
27              Financial Data Schedule

                (b) The Company filed the following reports on 8-K during the quarter ended June 30, 1996.

     Form 8-K filed May 17, 1996, reporting on Item 7 and including the financial statements of Superior Communications Group, Inc., Paramount Stations Group of Kerriville, Inc., KRRT, Inc., Kansas City TV 62 Limited Partnership, Cincinnati TV 64 Limited Partnership and River City Broadcasting, L.P. and pro forma financial information of the Company reflecting the completed or probable acquisitions of the foregoing, all for December 31, 1995 and the year then ended.

   Form 8-K/A filed May 29, 1996, reporting on Item 7 and including the financial statements of Superior Communications Group, Inc. as of March 31, 1996 and for the three months then ended, and pro forma financial information of the Company reflecting the completed or probable acquisitions of the companies identified in the Form 8-K filed May 17, 1996 for March 31, 1996 and the three months then ended.

                                   SIGNATURE









     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                     SINCLAIR BROADCAST GROUP, INC.



                                     by:____________________________________

                                        David B. Amy
                                        Chief Financial Officer Principal
                                        Accounting Officer)