Form 10-Q/A
period 1996-06-30
SINCLAIR BROADCAST GROUP INC
filed 1996-09-11
CIK 912752

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

       [Mark One] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       [ ] SECURITIES EXCHANGE ACT OF 1934
                  for the Quarterly period ended June 30, 1996
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________ to _________.

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of August 01, 1996, there were 6,371,000 shares of Class A common stock, $5.01 par value, 28,378,981 shares of Class B common stock, $.01 par value, and 1,150,000 shares of preferred stock, $.01 par value, of the Registrant issued and outstanding.

Item 6. Exhibits and Reports on Form 8-K (a) The following exhibits are filed herewith:

Number            Description

3.1               Amended and Restated Charter
10.1              Second Amended and Restated Credit Agreement dated as of May 31,1996 by and among
                  Sinclair Broadcast Group, Inc., Subsidiary Guarantors and The Chase Manhattan Bank
                  (National Association) as Agent
10.2              Employment Agreement dated as of April 10, 1996 with Barry Baker
10.3              Indemnification Agreement dated as of April 10, 1996 with Barry Baker
10.4++            Time Brokerage Agreement dated as of May 31, 1996 by and among Sinclair Communications,
                  Inc., River City Broadcasting, L.P. and River City License Partnership and Sinclair Broadcast
                  Group, Inc.
10.5              Registration Rights Agreement dated as of May 31, 1996 by and between Sinclair Broadcast
                  Group, Inc. and River City Broadcasting, L.P.
10.6++            Time Brokerage Agreement dated as of August 3, 1995 by and between River City
                  Broadcasting, L.P. and KRRT, Inc. and Assignment and Assumption Agreement dated as of
                  May 31, 1996 by and among KRRT, Inc., River City Broadcasting, L.P. and KABB, Inc. (as
                  Assignee of Sinclair Broadcast Group, Inc.)
10.7              Loan Agreement dated as of July 7, 1995 between River City Broadcasting, L.P. and Keymarket by and between Keymarket of South Carolina, Inc. and River City Broadcasting, L.P. and First
                  Amendment to Loan Agreement dated as of May 24, 1996
10.8              Option Agreement dated as of July 7, 1995 by and among Keymarket of South Carolina, Kerby
                  E. Confer and River City Broadcasting, L.P.
10.9              Option Agreement dated as of May 24, 1994 between Kansas City TV 62 Limited Partnership and the Individuals Named Herein, on Behalf of an Entity To Be Formed
10.10             Option Agreement dated as of May 24, 1994 between Cincinnati 64 Limited Partnership and the
                  Individuals Named Herein, on Behalf of an Entity To Be Formed
10.11             Stock Purchase Agreement dated as of March 1, 1996 by and between Sinclair Broadcast
                  Group, Inc. and The Stockholders of Superior Communications Group, Inc.
10.12             Asset Purchase Agreement dated as of January 16, 1996 by and between Bloomington Comco,
                  Inc. And WYZZ, Inc.
10.13             Asset Purchase Agreement dated as of June 10, 1996 by and between WTTE, Channel 28, Inc. and WTTE, Channel 28
                  Licensee, Inc. and Glencairn, Ltd.
27*               Financial Data Schedule

- ------------------------

    ++ Confidential Treatment has been requested. The copy filed as an exhibit omits the information subject to the confidentiality request

    * Previously filed

                                                         SIGNATURE


                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   SINCLAIR BROADCAST GROUP, INC.


                                   By: /S/ David B. Amy
                                       ---------------------------
                                       David B. Amy
                                       Chief Financial Officer (Principal
                                       Accounting Officer)