Form 10-Q/A
period 1996-06-30
SINCLAIR BROADCAST GROUP INC
filed 1996-10-10
CIK 912752

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q/A

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


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     As of September 30, 1996, there were 6,597,400 shares of Class A common stock, $.01 par value, 28,152,581 shares of Class B common stock, $.01 par value, and 1,150,000 shares of preferred stock, $.01 par value, of the Registrant issued and outstanding.

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES

                                    Form 10-Q/A
                       For the Quarter Ended June 30, 1996



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

      Item 4    Submission of matters to a vote of security holders...........14

      Item 5    Other information.............................................15

      Item 6    Exhibits and reports on Form 8-K..............................15

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                                     December 31,      June 30,
                                                                                         1995            1996

                           ASSETS
CURRENT ASSETS:
   Cash and cash equivalents .....................................................   $   112,450    $     4,196
   Accounts receivable, net of allowance for doubtful accounts ...................        50,022         76,102
   Current portion of program contract costs .....................................        18,036         29,396
   Deferred barter costs .........................................................         1,268          3,964
   Prepaid expenses and other current assets .....................................         1,972          3,697
   Deferred tax asset ............................................................         4,565          3,972
         Total current assets ....................................................       188,313        121,327
PROPERTY AND EQUIPMENT, net ......................................................        42,797        139,387
PROGRAM CONTRACT COSTS, less current portion .....................................        19,277         33,267
LOANS TO OFFICERS AND AFFILIATES, net ............................................        11,900         11,642
NON-COMPETE AND CONSULTING AGREEMENTS, net .......................................        30,379         19,994
DEFERRED TAX ASSET ...............................................................        16,462             52
OTHER ASSETS .....................................................................        27,355         64,602
ACQUIRED INTANGIBLE BROADCASTING ASSETS, net .....................................       268,789      1,236,707
         Total Assets ............................................................   $   605,272    $ 1,626,978

             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable ..............................................................   $     2,187    $     4,237
   Income taxes payable ..........................................................         3,944           --
   Accrued liabilities ...........................................................        20,720         31,116
   Current portion of long-term liabilities-
     Notes payable and commercial bank financing .................................         1,133         63,485
     Capital leases payable ......................................................           524            310
     Notes and capital leases payable to affiliates ..............................         1,867          1,976
     Program contracts payable ...................................................        26,395         35,203
   Deferred barter revenues ......................................................         1,752          5,218
         Total current liabilities ...............................................        58,522        141,545
LONG-TERM OBLIGATIONS:
   Notes payable and commercial bank financing ...................................       400,644      1,167,750
   Capital leases payable ........................................................            44           --
   Notes and capital leases payable to affiliates ................................        13,959         12,935
   Program contracts payable .....................................................        30,942         51,010
   Other long-term liabilities ...................................................         2,442          2,384
         Total liabilities .......................................................       506,553      1,375,624
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES ...................................         2,345          3,968
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Preferred Stock, $.01 par value, 5,000,000 and 10,000,000
     shares authorized and -0-and 1,150,000 shares issued and
     outstanding .................................................................          --               12
   Class A Common Stock, $.01 par value, 35,000,000 and 100,000,000 shares authorized and 5,750,000 and 6,328,000 shares issued and
     outstanding .................................................................            58             63
   Class B Common Stock, $.01 par value, 35,000,000 shares
     authorized and 29,000,000 and 28,422,000 shares issued and
     outstanding .................................................................           290            285
   Additional paid-in capital ....................................................       116,089        241,156
   Accumulated deficit ...........................................................       (20,063)       (18,552)
   Additional paid-in capital - stock options ....................................          --           25,784
   Deferred compensation .........................................................          --           (1,362)
         Total stockholders' equity ..............................................        96,374        247,386
         Total Liabilities and Stockholders' Equity ..............................   $   605,272    $ 1,626,978

     The accompanying notes are an integral part of these unaudited consolidated financial statements.

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (dollars in thousands)




                                                                                  Three Months Ended         Six Months Ended
                                                                                     June 30,   June 30,        June 30, June 30,
                                                                                       1995       1996            1995     1996

REVENUES:
   Station broadcast revenues, net of agency commissions .......................  $  49,588    $  73,163    $  88,724    $ 117,339
   Revenues realized from barter arrangements ..................................      4,591        5,978        8,150        9,571
     Total revenues ............................................................     54,179       79,141       96,874      126,910

OPERATING EXPENSES:
   Program and production ......................................................      7,268       13,051       14,130       20,699
   Selling, general and administrative .........................................      8,983       14,976       17,432       24,268
   Expenses realized from barter arrangements ..................................      4,053        4,928        7,169        7,859
   Amortization of program contract costs and net
     realizable value adjustments ..............................................      6,394        9,840       12,949       17,557
   Deferred compensation .......................................................       --            506         --            506
   Depreciation and amortization of property and equipment .....................      1,236        2,079        2,822        3,544
   Amortization of acquired intangible broadcasting assets
     and other assets ..........................................................     11,248       13,715       23,030       24,392
     Total operating expense ...................................................     39,182       59,095       77,532       98,825
     Broadcast operating income ................................................     14,997       20,046       19,342       28,085
OTHER INCOME (EXPENSE):
   Interest expense ............................................................     (9,687)     (16,750)     (19,655)     (27,646)
   Interest income .............................................................        809          798        1,252        2,521
   Other income (expense) ......................................................        (84)         398           30          651
     Net income before provision for income taxes ..............................      6,035        4,492          969        3,611
INCOME TAX PROVISION ......... .................................................     (2,985)      (2,523)        (462)      (2,100)
     Net income ...... .........................................................  $   3,050    $   1,969    $     507    $   1,511

NET INCOME PER COMMON SHARE ....................................................  $    0.10    $    0.06    $    0.02    $    0.04
WEIGHTED AVERAGE SHARES OUTSTANDING
    (in thousands) .............................................................     30,150       34,750       29,575       34,750





     The accompanying notes are an integral part of these unaudited consolidated financial statements.

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


                                                                             Retained      Additional
                           Series A   Series B   Class A Class B  Additional Earnings      Paid-In     Total
                           Preferred  Preferred  Common  Common   Paid-In    (Accumulated  Capital     Deferred      Stockholders'
                           Stock      Stock      Stock   Stock    Capital    Deficit)      Options     Compensation  Equity

BALANCE,December 31, 1995
 as previously reported    $ --       $ --       $ 58    $290     $116,089   $(20,063)     $     --    $     --      $ 96,374
Class B common shares
 converted to Class A        --         --          5      (5)          --         --            --          --            --
 common shares
Issuance of Series A
 preferred shares            12         --         --      --      125,067         --            --          --       125,079
Series A preferred shares
 converted to Series B
 preferred shares           (12)        12         --      --           --         --            --          --            --
Stock Options granted        --         --         --      --           --         --        25,784      (1,868)       23,916
Amortization of deferred
 compensation                --         --         --      --           --         --            --         506           506
 Net income                  --         --         --      --           --       1,511           --          --         1,511

BALANCE, June 30, 1996     $ --       $  12      $ 63    $285     $241,156   $(18,552)     $ 25,784    $ (1,362)     $247,386







     The accompanying notes are an integral part of these unaudited consolidated financial statements.

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                                              Six Months Ended
                                                                                          June 30,        June 30,
                                                                                           1995             1996

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ...... ............................................................        $    507         $  1,511
   Adjustments to reconcile net income to net cash flows from operating activities-
     Depreciation and amortization of property and equipment ....................           2,822            3,544
     Amortization of acquired intangible broadcast assets
         and other assets..................... ..................................          23,030           24,392
     Amortization of program contract costs and net realizable
         value adjustments ......................................................          12,949           17,557
     Deferred compensation expense ..............................................            --                506
     Deferred tax (benefit) provision ...........................................          (2,542)             488
     Payments of costs relating to financing ....................................          (3,200)         (20,009)
     Payments for interest rate hedging instruments .............................            --               (851)
   Changes in assets and liabilities, net of effect of acquisitions and dispositions-
     Decrease in receivables, net ...............................................          (4,060)         (12,006)
     Decrease (increase) in prepaid expenses and other current
         assets .................................................................           1,234              (68)
     (Increase) decrease in accounts payable and accrued liabilities ............          (2,631)           6,344
     (Decrease) in income taxes payable .........................................          (4,507)          (3,944)
     Decrease (increase) in other assets and acquired intangible
         broadcast assets .......................................................             170              (43)
     Net effect of change in deferred barter revenues and
         deferred barter costs ..................................................              15              328
     Decrease in other long term liabilities ....................................             (46)             (58)
     Decrease (increase) in minority interest ...................................              24              (33)
   Payments for program contracts payable .......................................          (9,858)         (12,071)
         Net cash flows from operating activities ...............................          13,907            5,587

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of property and equipment ........................................          (1,359)          (2,114)
   Payments for acquisition of television stations ..............................        (103,500)         (34,726)
   Payment for acquisition of non-license assets of River
     City Broadcasting, L.P. ....................................................            --           (811,260)
   Payment for acquisition of non-license assets of KRRT ........................            --            (29,532)
   Payment for purchase of outstanding stock of
     Superior Communications, Inc. ..............................................            --            (63,275)
   Payments for consulting and non-compete agreements ...........................          (1,000)             (50)
   Payment to exercise purchase options .........................................          (1,000)            --
   Payments for purchase options ................................................          (9,000)            --
   Proceeds from disposal of property and equipment .............................           2,000             --
   Repayments of loans to officers and affiliates ...............................           1,208              258
   Investment in joint venture ..................................................            --               (364)
   Proceeds from assignment of license purchase options .........................           4,200             --
   Payment for WPTT subordinated convertible debenture ..........................          (1,000)            --
   Fees paid relating to subsequent acquisitions ................................            --             (1,063)
         Net cash flows used in investing activities ............................        (109,451)        (942,126)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable and commercial bank financing ....................         138,000          897,000
   Repayments of notes payable, commercial bank financing
     and capital leases .........................................................        (152,559)         (67,915)
   Repayments of notes and capital leases to affiliates .........................            (476)            (800)
   Net proceeds from issuance of common shares ..................................         111,634             --
         Net cash flows from financing activities ...............................          96,599          828,285

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS ..................................................................           1,055         (108,254)
CASH AND CASH EQUIVALENTS, beginning of period ..................................           2,446          112,450
CASH AND CASH EQUIVALENTS, end of period ........................................        $  3,501         $  4,196

     The accompanying notes are an integral part of these unaudited consolidated financial statements.

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

3. SUPPLEMENTAL CASH FLOW INFORMATION:

     During the six months ended June 30, 1995 and 1996, the Company made cash payments and certain non-cash transactions of the following:

                                                     Six Months Ended
                                                   June 30,      June 30,
                                                     1995          1996

Interest                                           $ 19,488      $ 29,472
Income Taxes                                       $  7,511      $  5,586
Distribution prior to KCI merger                   $  1,461      $      -
Issuance of 1,150,000 shares of
   Series A Preferred Stock (Note 5)               $     -       $125,079

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

     Under the Bank Credit Agreement, the Company has the option to maintain base rate and Eurodollar loans. Interest on borrowings under this agreement are at varying rates based, at the Company's option, at the base rate or LIBOR, plus a fixed percentage. The applicable interest rate for the Facility A Term Loan and the Revolving Credit Facility is either LIBOR plus 1.25% to 2.5% or the base rate plus zero to 1.25%. The applicable interest rate for the Facility A Term Loan and the Revolving Credit Facility is adjusted based on the ratio of total debt to four quarters trailing earnings before interest, taxes, depreciation and amortization. The applicable interest rate for Facility B is either LIBOR plus 2.75% or the base rate plus 1.75%.

     The Company made cash payments totaling $851 thousand for interest rate hedging instruments which are capitalized and amortized as interest expense over the life of the contract. The Company utilizes these instruments to minimize the impact of fluctuations in interest rates relating to Senior Bank Debt. At June 30, 1996 the Company has interest rate swap agreements which expire from March 31, 1997 to March 31, 2000 with such rates ranging from 5.85% to 7.0% and notional amounts totaling $960.0 million.

5. RIVER CITY ACQUISITION:

     In April 1996, the Company entered into an agreement to purchase certain non-license assets of River City. In May 1996, the Company closed the transaction for a purchase price of $958.2 million providing as consideration 1,150,000 shares of Series A Convertible Preferred Stock with a fair market value of $125.1 million, 1,382,435 stock options with a fair market value of $23.9 million and cash payments totaling $809.2 million. Simultaneously, the Company entered into option agreements to purchase certain other license and non-license assets of River City for option purchase prices totaling $150 million. The Company utilized indebtedness under its Bank Credit Agreement to finance the transaction (see Note 4). The transaction was recorded as a purchase, whereby the assets and liabilities were recorded at their fair market value as determined by an independent appraisal.

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

     4.) Stock Options and Awards:

         Executive Options

     In connection with the acquisition of River City, the Company entered into a five year employment agreement with Barry Baker. Pursuant to the agreement, among other provisions, Mr. Baker received options to acquire 1,382,435 shares of the Class A Common Stock of the Company. The options became exercisable with respect to 50% of the shares upon closing of the acquisition of the non-license assets of River City with 25% available to be exercised on the first and second anniversary of the River City closing. The options which are exercisable in future periods are not contingent upon Mr. Baker's continuing employment or any other measurable circumstance. Furthermore, if for any reason Mr. Baker is terminated as an employee of the Company, the options not vested at that time shall immediately vest. The exercise price for these options is $30.11 per share.

     The Company recorded the excess of the fair market value over the Stock Option Grant Price of $23.9 million as a component of the purchase price for the acquisition of River City calculated based upon an economic model considering the option terms, market price at grant date, and Company and industry market volatility.

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

     The LTIP provides that the exercise price under each option may not be less than the fair market value of the Company's Class A common stock on the date of the option grant, or as otherwise provided by the LTIP, unless the employee receiving the option owns 10% or more of the Company's common stock on such date, in which case the exercise price will be 110% of fair market value. Options granted pursuant to the LTIP must be exercised within 10 years (or five years if the employee owns 10% or more of the Company's common stock) following the date on which the grant is made. In connection with the River City acquisition, 244,500 options were granted under this plan with an exercise price of $30.11 per share.

     The Company recorded deferred compensation of $1.9 million as additional paid in capital at the stock option grant date. In June 1996, compensation expense of $506 thousand was recorded relating to the options issued under the LTIP which became exercisable. The remaining deferred compensation of approximately $1.4 million will be recognized as expense on a straight line basis over the period in which it vests.

 Incentive Stock Option Plan

     In June 1996, the Board of Directors adopted, upon approval of the stockholders by proxy, certain amendments to the Company's Incentive Stock Option Plan. The purpose of the amendments was (i) to increase the number of shares of Class A common stock approved for issuance from 400,000 to 500,000,
(ii) to delegate to Barry Baker the authority to grant certain options, (iii) to lengthen from two years to three the period after date of grant before options become exercisable, (iv) and to provide immediate termination and three year ratable vesting of options in certain circumstances. In connection with the River City acquisition, the Company granted 287,000 options to key management employees at an exercise price of $37.75, the fair market value at the date of grant.


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

6. SUBSEQUENT EVENTS:

     In January 1996, the Company entered into a purchase agreement to acquire the license and non-license assets of the television station WYZZ in Peoria, Illinois. In July 1996, the Company consummated the acquisition for a purchase price of approximately $21.1 million utilizing cash and indebtedness under the Bank Credit Agreement of $1.0 million and $20.1 million, respectively.

     In July 1996, the Company acquired the license and non-license assets of the television station KSMO in Kansas City, Missouri. At closing, the Company made $10.5 million in cash payments for this acquisition utilizing indebtedness under its Bank Credit Agreement.

     In August 1996, the Company acquired the license and non-license assets of the television station WSTR in Cincinnati, Ohio. At closing, the Company made a $9.9 million cash payment for this acquistion utilizing indebtedness under its Bank Credit Agreement.

     In September 1996, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission for the purpose of registration of 5,564,253 shares of Class A Common Stock. These shares represent 4,181,818 shares of Class A Common Stock issuable upon conversion of Series B Preferred Stock and 1,382,435 shares of Class A Common Stock issuable upon exercise of options held by Barry Baker.

     In September 1996, the Company filed a registration statement in Form S-3 with the Securities and Exchange Commission for the sale of up to 5,750,000 shares of Class A Common Stock. The net proceeds to the Company for this offering will be utilized to repay outstanding indebtedness under the Company's Bank Credit Agreement.

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

RESULTS OF OPERATIONS

     Comparison of three months and the six months ended June 30, 1995 to the three months and the six months ended June 30, 1996.

                                                                             Three Months Ended                 Six Months Ended
                                                                           June 30,      June 30,          June 30,         June 30,
                                                                             1995          1996              1995             1996
STATEMENT OF OPERATIONS DATA:
   Net broadcast revenues ..........................................     $  49,588       $  73,163       $  88,724       $ 117,339
   Barter revenues .................................................         4,591           5,978           8,150           9,571
     Total revenues ................................................        54,179          79,141          96,874         126,910

   Operating expenses excluding depreciation,
     amortization and deferred compensation ........................        20,304          32,955          38,731          52,826
   Deferred compensation ...........................................          --               506            --               506

   Depreciation and amortization ...................................        18,878          25,634          38,801          45,493
      Broadcast operating income ...................................        14,997          20,046          19,342          28,085
      Interest expense .............................................        (9,687)        (16,750)        (19,655)        (27,646)
      Interest and other income ....................................           725           1,196           1,282           3,172
      Net income before provision for income taxes .................         6,035           4,492             969           3,611
   Income tax provision ............................................        (2,985)         (2,523)           (462)         (2,100)
      Net income ...... ............................................     $   3,050       $   1,969       $     507       $   1,511
      Net income per common share ..................................     $    0.10       $    0.06       $    0.02       $    0.04
      Weighted average shares outstanding ..........................        30,150          34,750          29,575          34,750

OTHER DATA:
   Broadcast cash flow (a) .........................................     $  30,782       $  42,279       $  50,471       $  65,079
   Broadcast cash flow margin ......................................          62.1%           57.8%           56.9%           55.5%
   Operating cash flow (b) .........................................     $  29,649       $  40,548       $  48,285       $  62,013
   Operating cash flow margin ......................................          59.8%           55.4%           54.4%           52.8%
   Program contract payments .......................................     $   4,226       $   5,638       $   9,858       $  12,071
   Corporate expense ...............................................     $   1,133       $   1,731       $   2,186       $   3,066


     (a) "Broadcast cash flow" is defined as broadcast operating income plus corporate expenses, deferred compensation, depreciation and amortization, including both tangible and intangible assets and program rights, less cash payments for program rights. Cash program payments represent cash payments made for current program payable and do not necessarily correspond to program usage. The Company has presented broadcast cash flow data, which the Company believes is comparable to the data provided by other companies in the industry, because such data are commonly used as a measure of performance for broadcast companies. However, broadcast cash flow does not purport to represent cash provided by operating activities as reflected in the Company's consolidated statements of cash flows and is not a measure of financial performance under generally accepted accounting principles. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     (b) "Operating cash flow" is defined as broadcast cash flow less corporate expenses and is a commonly used measure of performance for broadcast companies. Operating cash flow does not purport to represent cash provided by operating activities as reflected in the Company's consolidated statements of cash flows, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

     Total revenues increased to $79.1 million for the three months ended June 30, 1996 from $54.2 million for the three months ended June 30, 1995, or 45.9%. When excluding the effects of non-cash barter transactions, net broadcast revenues for the three months ended June 30, 1996 increased by 47.6% over the three months ended June 30, 1995. Total revenues increased to $126.9 million for the six months ended June 30, 1996 from $96.9 million for the six months ended June 30, 1995, or 31.0%. When excluding the effects of non-cash barter transactions, net broadcast revenues for the six months ended June 30, 1996 increased by 32.2% over the six months ended June 30, 1995. These increases in broadcast revenues were primarily the result of acquisitions and LMA transactions consummated by the Company in 1995 and during the first six months of 1996 (collectively, the "Acquisitions"), as well as growth in television broadcast revenue.


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

     Broadcast operating income increased from $15.0 million for the three months ended June 30, 1995 to $20.0 million for the three months ended June 30, 1996, or 33.3%. Broadcast operating income increased from $19.3 million for the six months ended June 30, 1995 to $28.1 million for the six months ended June 30, 1996, or 45.6%. The increase in broadcast operating income for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995 and the six months ended June 30, 1996 as compared to the six months ended June 30, 1995 is primarily attributable to the Acquisitions.

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

     Interest and other income increased to $1.2 million for the three months ended June 30, 1996 from $0.7 million for the three months ended June 30, 1995, or 71.4%. Interest and other income increased to $3.2 million for the six months ended June 30, 1996 from $1.3 million for the six months ended June 30, 1995 or 146.2%. These increases for the three months and the six months ended June 30, 1996 primarily resulted from the increase in cash balances that remained from the Company's public debt offering in August 1995.

     Income tax provision decreased from $3.0 million for the three months ended June 30, 1995 to $2.5 million for the three months ended June 30, 1996. Income tax provision increased from $462 thousand for the six months ended June 30, 1995 to $2.1 million for the six months ended June 30, 1996. The decrease for the three months ended June 30 1996 as compared to the three months ended June 30, 1995 primarily relates to the decrease in pre-tax income between periods and book and tax differences attributable to acquisitions since July 1, 1995. The increase for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995 primarily relates to the increase in pre-tax income between periods.

     The deferred tax asset decreased from $21.0 million at December 31, 1995 to $4.0 million as of June 30, 1996 and the effective tax rate increased from 48% for the six months ended June 30, 1995 to 58% for the six months ended June 30, 1996 primarily due to permanent differences in amortization due to the Company's acquisition of all of the outstanding stock of Superior Communications, Inc. in March 1996.

     Net income for the three months ended June 30, 1996 was $2.0 million or $0.06 per share compared to net income of $3.1 million or $0.10 per share for the three months ended June 30, 1995. Net income for the six months ended June 30, 1996 was $1.5 million or $0.04 per share compared to net income of $507 thousand or $0.02 per share for the six months ended June 30, 1995.

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

     The capital structure of the Company consists of the Company's outstanding long-term debt and stockholders' equity. The stockholders' equity consists of common stock, preferred stock, additional paid in capital and accumulated deficit. The Company's decrease in cash from $112.5 million at December 31, 1995 to $4.2 million at June 30, 1996 primarily resulted from cash payments made relating to acquisitions and repayments of bank debt. The Company's primary source of liquidity is cash provided by operations and availability under its Bank Credit Agreement. As of August 31, 1996, approximately $138.5 million was available for draws under the Bank Credit Agreement. In September 1996, the Company filed a registration statement on form S-3 with the Securities and Exchange Commission for the sale of up to 5,750,000 shares (including the Underwriter's over-allotment option) of Class A Common Stock. If consummated, the Company anticipates net proceeds from the Common Stock Offering to be approximately $188.1 million ($216.5 million, if Underwriter's over-allotment option for 750,000 shares is exercised in full) based on a price of $39 1/2 per share (the closing price on September 17, 1996). In addition to the Common Stock Offering, Sinclair Capital, a Delaware business trust that is controlled by WSMH, Inc. (a wholly owned subsidiary of the Company), intends to concurrently offer Preferred Securities with an aggregate liquidation amount of $200 million (the "Preferred Securities Offering"). The proceeds of the Preferred Securities Offering will be used by Sinclair Capital to purchase indebtedness of WSMH, Inc. which will use the proceeds to purchase Series C Preferred Stock of the Company. The consummation of the Preferred Securities Offering is contingent on the sale of Class A Common Stock in the Common Stock Offering resulting in gross offering proceeds of at least $150 million. The Common Stock Offering is not contingent on the completion of the Preferred Securities Offering. The net proceeds of the Common Stock Offering and the Preferred Securities Offering will be used to reduce the amount outstanding under the Company's Bank Credit Agreement. The Preferred Stock Offering is being made to selected institutional investors in a transaction that is not registered under the Securities Act of 1933, as amended.

     Net cash flows from operating activities decreased from $13.9 million for the six months ended June 30, 1995 to $5.6 million for the six months ended June 30, 1996. The Company made income tax payments of $7.5 million during the six months ended June 30, 1995 compared to $5.6 million for the six months ended June 30, 1996 due to anticipated tax benefits generated by its 1996 acquisitions. The Company made interest payments on outstanding indebtedness of $19.5 million during the six months ended June 30, 1995 compared to $29.5 million for the six months ended June 30, 1996 due to the additional interest expense relating to the Company's public debt offering in August 1995. Program rights payments increased from $9.9 million for the six months ended June 30, 1995 to $12.1 million for the six months ended June 30, 1996, primarily as a result of the acquisitions. The Company also made a $20.0 million payment of debt acquisition costs relating to the financing required to consummate the River City and KRRT acquisitions.

     Net cash flows used in investing activities was $109.5 million for the six months ended June 30, 1995 compared to $942.1 million for the six months ended June 30, 1996. During February 1996, the Company purchased the license and non-license assets of WSMH for $35.4 million at which time the balance due to the seller of $34.4 million was paid from the Company's existing cash balance. In January 1996, the Company made a cash payment of $1.0 million relating to the acquisition of the license and non-license assets of WYZZ in Peoria, Illinois which was consummated in July 1996. In May 1996, the Company purchased the outstanding stock of Superior Communications, Inc. (Superior) and made cash payments totaling $63.0 relating to the transaction. Also in May 1996, the Company acquired certain non-license assets of River City and KRRT and made related cash payments totaling $809.2 million and $29.5 million respectively.

     Net cash flows from financing activities was $96.6 million for the six months ended June 30, 1995 compared to $828.3 million for the six months ended June 30, 1996. In May 1996, the Company utilized available indebtedness of $61.0 million for the acquisition of Superior and simultaneously repaid indebtedness of $25.0 million. Also in May 1996, the Company utilized available indebtedness of $835.0 for the acquisition of River City and KRRT and simultaneously repaid indebtedness of $36.0 million.

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
   public accountants


Item 5.   Other Information
                Not applicable

Item 6.   Exhibits and Reports on Form 8-K
                (a) The following exhibits have previously been filed with this statement on Form 10-Q.

Number    Description

3.1*      Amended and Restated  Charter
10.1* Second Amended and Restated Credit Agreement dated as of May 31, 1996 by and among Sinclair Broadcast Group, Inc., Subsidiary Guarantors and The Chase Manhattan Bank (National Association) as Agent
10.2*     Employment Agreement dated as of April 10, 1996 with Barry Baker
10.3*     Indemnification Agreement dated as of April 10, 1996 with Barry Baker
10.4++ Time Brokerage Agreement dated as of May 31, 1996 by and among Sinclair Communications, Inc., River City Broadcasting, L.P. and River City License Partnership and Sinclair Broadcast Group, Inc.
10.5* Registration Rights Agreement dated as of May 31, 1996 by and between Sinclair Broadcast Group, Inc. and River City Broadcasting, L.P.
10.6++ Time Brokerage Agreement dated as of August 3, 1995 by and between River City Broadcasting, L.P. and KRRT, Inc. and Assignment and Assumption Agreement dated as of May 31, 1996 by and among KRRT, Inc., River City Broadcasting, L.P. and KABB, Inc. (as Assignee of Sinclair Broadcast Group, Inc.)
10.7* Loan Agreement dated as of July 7, 1995 by and between Keymarket of South Carolina, Inc. and River City Broadcasting, L.P. and First Amendment to Loan Agreement dated as of May 24, 1996
10.8* Option Agreement dated as of July 7, 1995 by and among Keymarket of South Carolina, Kerby E. Confer and River City Broadcasting, L.P.
10.9* Option Agreement dated as of May 24, 1994 between Kansas City TV 62 Limited Partnership and the Individuals Named Herein, on Behalf of an Entity To Be Formed
10.10* Option Agreement dated as of May 24, 1994 between Cincinnati 64 Limited Partnership and the Individuals Named Herein, on Behalf of an Entity To Be Formed
10.11* Stock Purchase Agreement dated as of March 1, 1996 by and between Sinclair Broadcast Group, Inc. and The Stockholders of Superior Communications Group, Inc.
10.12* Asset Purchase Agreement dated as of January 16, 1996 by and between Bloomington Comco, Inc. and WYZZ, Inc.
10.13*    Asset  Purchase  Agreement  dated as of June 10,  1996 by and  between
          WTTE, Channel 28, Inc. and WTTE, Channel 28 Licensee, Inc. and Glencairn, Ltd.
27*       Financial Data Schedule

----------

++ Confidential Treatment has been requested. The copy filed as an exhibit omits the information subject to the confidentiality request.

*         Previously filed.


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





                                     SINCLAIR BROADCAST GROUP, INC.



                                     By:  /s/David B. Amy
                                          ----------------------------
                                          David B. Amy
                                          Chief Financial Officer/
                                          Principal Accounting Officer