Form 10-Q/A
period 1996-06-30
SINCLAIR BROADCAST GROUP INC
filed 1996-10-28
CIK 912752

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

Number            Description

3.1*               Amended and Restated Charter
10.1*             Second Amended and Restated Credit Agreement dated as of May 31,1996 by and among
                  Sinclair Broadcast Group, Inc., Subsidiary Guarantors and The Chase Manhattan Bank
                  (National Association) as Agent
10.2*             Employment Agreement dated as of April 10, 1996 with Barry Baker
10.3*             Indemnification Agreement dated as of April 10, 1996 with Barry Baker
10.4++*           Time Brokerage Agreement dated as of May 31, 1996 by and among Sinclair Communications,
                  Inc., River City Broadcasting, L.P. and River City License Partnership and Sinclair Broadcast
                  Group, Inc.
10.5*             Registration Rights Agreement dated as of May 31, 1996 by and between Sinclair Broadcast
                  Group, Inc. and River City Broadcasting, L.P.
10.6++            Time Brokerage Agreement dated as of August 3, 1995 by and between River City
                  Broadcasting, L.P. and KRRT, Inc. and Assignment and Assumption Agreement dated as of
                  May 31, 1996 by and among KRRT, Inc., River City Broadcasting, L.P. and KABB, Inc. (as
                  Assignee of Sinclair Broadcast Group, Inc.)
10.7*             Loan Agreement dated as of July 7, 1995 between River City Broadcasting, L.P. and Keymarket by and between Keymarket of South Carolina, Inc. and River City Broadcasting, L.P. and First
                  Amendment to Loan Agreement dated as of May 24, 1996
10.8*             Option Agreement dated as of July 7, 1995 by and among Keymarket of South Carolina, Kerby
                  E. Confer and River City Broadcasting, L.P.
10.9*             Option Agreement dated as of May 24, 1994 between Kansas City TV 62 Limited Partnership and the Individuals Named Herein, on Behalf of an Entity To Be Formed
10.10*            Option Agreement dated as of May 24, 1994 between Cincinnati 64 Limited Partnership and the
                  Individuals Named Herein, on Behalf of an Entity To Be Formed
10.11*            Stock Purchase Agreement dated as of March 1, 1996 by and between Sinclair Broadcast
                  Group, Inc. and The Stockholders of Superior Communications Group, Inc.
10.12*            Asset Purchase Agreement dated as of January 16, 1996 by and between Bloomington Comco,
                  Inc. And WYZZ, Inc.
10.13*            Asset Purchase Agreement dated as of June 10, 1996 by and between WTTE, Channel 28, Inc. and WTTE, Channel 28
                  Licensee, Inc. and Glencairn, Ltd.
27*               Financial Data Schedule

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