Form 10-Q
period 1996-09-30
SINCLAIR BROADCAST GROUP INC
filed 1996-11-08
CIK 912752

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       (Mark One) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             [X]  SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly period ended September 30, 1996

                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the transition period from ___________to__________.

                        Commission File Number: 033-69482


                         SINCLAIR BROADCAST GROUP, INC.
             (Exact name of Registrant as specified in its charter)



                 Maryland                                   52-1494660
       (State or other jurisdiction                      (I.R.S. Employer
    of incorporation or organization)                  Identification No.)

            2000 W. 41st Street                               21211
        Baltimore, Maryland 21211                           (Zip Code)
 (Address of principal executive offices)


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

        Yes    X          No
             -----            --------

        As of November 5, 1996, there were 6,632,400 shares of Class A common stock, $.01 par value, 28,117,600 shares of Class B common stock, $.01 par value, and 1,150,000 shares of preferred stock, $.01 par value, of the Registrant issued and outstanding.

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES

                                    Form 10-Q
                    For the Quarter Ended September 30, 1996



                                TABLE OF CONTENTS



Part I.  Financial Information

                                                                            Page
                                                                            ----
 Item 1  Consolidated Financial Statements

         Consolidated Balance Sheets as of December 31, 1995 and
           September 30, 1996..............................................  3

         Consolidated Statements of Operations for the Three Months and
           Nine Months Ended September 30, 1995 and 1996...................  4

         Consolidated Statements of Stockholders' Equity for the
           Nine Months Ended September 30, 1996............................  5

         Consolidated Statements of Cash Flows for the Nine Months
           Ended September 30, 1995 and 1996...............................  6

         Notes to Unaudited Consolidated Financial Statements..............  7

 Item 2  Management's Discussion and Analysis of Financial
           Condition and Results of Operations............................  12

Part II. Other Information

     Item 1     Legal Proceedings.........................................  16
     Item 6     Exhibits and Reports on Form 8-K..........................  16

                Signature................................................   17

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                                    December 31,  September 30,
                                                                                       1995            1996
                                                                                   -------------  -------------
                      ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ....................................................   $   112,450    $     1,665
  Accounts receivable, net of allowance for doubtful accounts ..................        50,022         89,211
  Current portion of program contract costs ....................................        18,036         47,448
  Deferred barter costs ........................................................         1,268          4,005
  Prepaid expenses and other current assets ....................................         1,972          4,401
  Deferred tax asset ...........................................................         4,565          6,628
                                                                                   -------------  -------------
        Total current assets ...................................................       188,313        153,358

PROPERTY AND EQUIPMENT, net ....................................................        42,797        152,097
PROGRAM CONTRACT COSTS, less current portion ...................................        19,277         57,485
LOANS TO OFFICERS AND AFFILIATES, net ..........................................        11,900         11,580
NON-COMPETE AND CONSULTING AGREEMENTS, net .....................................        30,379         14,944
DEFERRED TAX ASSET .............................................................        16,462          3,137
OTHER ASSETS ...................................................................        27,355         49,431
ACQUIRED INTANGIBLE BROADCASTING ASSETS, net ...................................       268,789      1,267,654
                                                                                   -------------  -------------
        Total Assets ...........................................................   $   605,272    $ 1,709,686
                                                                                   =============  =============

            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable .............................................................   $     2,187    $     5,325
  Income taxes payable .........................................................         3,944             --
  Accrued liabilities ..........................................................        20,720         22,688
  Current portion of long-term liabilities-
    Notes payable and commercial bank financing ................................         1,133         78,269
    Capital leases payable .....................................................           524            177
    Notes and capital leases payable to affiliates .............................         1,867          1,259
    Program contracts payable ..................................................        26,395         57,037
  Deferred barter revenues .....................................................         1,752          4,258
                                                                                   -------------  -------------
        Total current liabilities ..............................................        58,522        169,013
                                                                                   -------------  -------------

LONG-TERM OBLIGATIONS:
  Notes payable and commercial bank financing ..................................       400,644      1,196,875
  Capital leases payable .......................................................            44             --
  Notes and capital lease payable to affiliates ................................        13,959         12,935
  Program contracts payable ....................................................        30,942         79,791
  Other long-term liabilities ..................................................         2,442          2,896
                                                                                   -------------  -------------

        Total liabilities ......................................................       506,553      1,461,510
                                                                                   -------------  -------------

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES .................................         2,345          4,001

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

  Preferred Stock,  $.01 par value,  5,000,000 and 10,000,000 shares authorized
    and -0- and 1,150,000 shares issued and outstanding ........................           --              12
  Class  A  Common  Stock,  $.01  par  value,  35,000,000 and 100,000,000 shares
    authorized and 5,750,000 and 6,447,300 shares issued and outstanding .......            58             65
  Class  B  Common  Stock,  $.01  par  value,  35,000,000  shares authorized and
    29,000,000 and 28,302,700 shares issued and outstanding ....................           290            283
  Additional paid-in capital ...................................................       116,089        241,156
  Accumulated deficit ..........................................................       (20,063)       (21,880)
  Additional paid-in capital - stock options ...................................            --         25,784
  Deferred compensation ........................................................            --         (1,245)
                                                                                   -------------  -------------
        Total stockholders' equity .............................................        96,374        244,175
                                                                                   -------------  -------------
        Total Liabilities and Stockholders' Equity .............................   $   605,272    $ 1,709,686
                                                                                   =============  =============

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (dollars in thousands)



                                                                             Three Months Ended            Nine Months Ended
                                                                       September 30,   September 30,   September 30,  September 30,
                                                                           1995            1996            1995             1996
                                                                       ------------    ------------    ------------    ------------
REVENUES:
  Station broadcast revenues, net of agency commission .............   $     45,442    $    102,013    $    134,166    $    219,352
  Revenues realized from barter arrangements .......................          4,735           8,266          12,885          17,837
                                                                       ------------    ------------    ------------    ------------
    Total revenues .................................................         50,177         110,279         147,051         237,189
                                                                       ------------    ------------    ------------    ------------
OPERATING EXPENSES:
  Program and production ...........................................          6,516          22,303          20,646          43,002
  Selling, general and administrative ..............................          9,998          25,345          27,430          49,613
  Expenses realized from barter arrangements .......................          4,175           5,594          11,344          13,453
  Amortization of program contract costs and net
    realizable value adjustments ...................................          8,408          16,793          21,357          34,350
  Deferred compensation ............................................             --             117              --             623
  Depreciation and amortization of property and equipment ..........          1,515           3,432           4,337           6,976
  Amortization of acquired intangible broadcasting assets
    and other assets ...............................................         10,354          16,174          33,384          40,566
                                                                       ------------    ------------    ------------    ------------
        Total operating expense ....................................         40,966          89,758         118,498         188,583
                                                                       ------------    ------------    ------------    ------------
           Broadcast operating income ..............................          9,211          20,521          28,553          48,606
                                                                       ------------    ------------    ------------    ------------
OTHER INCOME (EXPENSE):
  Interest expense .................................................         (8,652)        (29,001)        (28,307)        (56,647)
  Interest income ..................................................            747             317           1,999           2,838
  Other income (expense) ...........................................            (55)            335             (25)            986
                                                                       ------------    ------------    ------------    ------------
        Net income (loss) before provision for income taxes ........          1,251          (7,828)          2,220          (4,217)

INCOME TAX (PROVISION) BENEFIT .....................................           (983)          4,500          (1,445)          2,400
                                                                       ------------    ------------    ------------    ------------

Net income (loss) before extraordinary item ........................            268          (3,328)            775          (1,817)
Extraordinary item-loss on early extinguishment of debt,
   net of tax benefit of $3,142 ....................................         (5,126)             --          (5,126)           --
                                                                       ------------    ------------    ------------    ------------
        Net loss ...................................................   $     (4,858)   $     (3,328)       $ (4,351)    $  (1,817)
                                                                       ============    ============    ============    ============

NET INCOME (LOSS) PER COMMON SHARE,
  before extraordinary item ........................................   $       0.01    $      (0.10)      $    0.02     $   (0.05)
                                                                       ============    ============    ============    ============

NET LOSS PER COMMON SHARE,
  after extraordinary item .........................................   $      (0.14)   $      (0.10)      $   (0.14)    $   (0.05)
                                                                       ============    ============    ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING
  (in thousands) ...................................................         34,750          34,750          31,325          34,750
                                                                       ============    ============    ============    ============


     The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                                     4

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                             (dollars in thousands)




                                                                                                      Retained     Additional
                                Series A      Series B      Class A      Class B      Additional      Earnings       Paid-In
                                Preferred    Preferred      Common        Common       Paid-In      (Accumulated     Capital
                                  Stock        Stock         Stock        Stock        Capital        Deficit)       Options
                                ---------    ---------    ---------     ---------     ----------    ------------    ---------
BALANCE, December 31, 1995
 as previously reported.....     $     --     $     --    $      58     $     290      $ 116,089       $ (20,063)   $      --
Class B common shares
 converted to Class A
 common shares .............           --           --            7            (7)            --              --           --
Issuance of Series A
 preferred shares...........           12           --           --            --        125,067              --           --
Series A preferred shares
 converted to Series B
 preferred shares...........          (12)          12           --            --             --              --           --
Stock Options granted ......           --           --           --            --             --              --       25,784
Amortization of deferred
 compensation...............           --           --           --            --             --              --           --
Net loss....................           --           --           --            --             --          (1,817)          --
                                ---------    ---------    ---------     ---------      ---------       ---------    ---------

BALANCE, September 30,
   1996.....................     $     --     $      12   $      65      $    283      $ 241,156       $ (21,880)   $  25,784
                                =========    ==========   =========     =========      =========       =========    =========




                                    Total
                                   Deferred      Stockholders'
                                 Compensation       Equity
                                 ------------    -------------
BALANCE, December 31, 1995
 as previously reported.....        $      --    $    96,374
Class B common shares
 converted to Class A
 common shares .............               --             --
Issuance of Series A
 preferred shares...........               --        125,079
Series A preferred shares
 converted to Series B
 preferred shares...........               --             --
Stock Options granted ......           (1,868)        23,916
Amortization of deferred
 compensation...............              623            623
Net loss....................               --         (1,817)
                                    ---------      ---------

BALANCE, September 30,
   1996.....................        $  (1,245)     $ 244,175
                                    =========      =========


        The  accompanying   notes  are  an  integral  part  of  these  unaudited
consolidated financial statements.

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                                                      Nine Months Ended
                                                                                               September 30,        September 30,
                                                                                                   1995                 1996
                                                                                            ------------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ..............................................................................    $    (4,351)          $  (1,817)
  Adjustments to reconcile net income to net cash flows from operating activities-
    Extraordinary loss ..................................................................          5,126                  --
    Depreciation and amortization of property and equipment .............................          4,337               6,976
    Amortization of acquired intangible broadcast assets
        and other assets ................................................................         33,384              40,566
    Amortization of program contract costs and net realizable
        value adjustments ...............................................................         21,357              34,350
    Deferred compensation expense .......................................................             --                 623
    Deferred tax benefit ................................................................           (223)             (5,253)
    Payments of costs relating to financing .............................................         (3,200)            (20,009)
    Payments for interest rate hedging instruments ......................................             --                (851)
  Changes in assets and liabilities, net of effect of acquisitions and dispositions-
    Increase in receivables, net ........................................................         (2,809)            (18,507)
    Increase in prepaid expenses and other current
        assets ..........................................................................           (426)               (656)
    Increase in accounts payable and accrued liabilities ................................          2,042               1,571
    Decrease in income taxes payable ....................................................         (6,074)             (3,944)
    Increase in other assets and acquired intangible
        broadcast assets ................................................................             (4)               (693)
    Net effect of change in deferred barter revenues and
        deferred barter costs ...........................................................             73                (643)
    Increase (decrease) in other long term liabilities ..................................            (34)                454
    Decrease in minority interest .......................................................            (31)                 --
  Payments for program contracts payable ................................................        (14,659)            (19,301)
                                                                                               ---------           ---------
        Net cash flows from operating activities ........................................         34,508              12,866
                                                                                               ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment .................................................         (1,543)             (3,949)
  Payments for acquisition of television stations .......................................       (101,000)            (74,593)
  Payment for acquisition of non-license assets of WABM .................................         (2,548)                 --
  Payment for acquisition of non-license assets of River
    City Broadcasting, L.P. .............................................................             --            (816,413)
  Payment for acquisition of non-license assets of KRRT .................................             --             (29,532)
  Payments for purchase of outstanding stock of
    Superior Communications, Inc. .......................................................             --             (63,504)
  Payments to exercise the options to acquire certain FCC ...............................             --              (6,894)
  Payments for consulting and non-compete agreements ....................................         (1,000)                (50)
  Payment to exercise purchase option for WSMH ..........................................         (1,000)                 --
  Payments for purchase options for WSTR and KSMO........................................         (9,000)                 --
  Proceeds from disposal of property and equipment ......................................          2,000                  --
  Loans to officers and affiliates ......................................................           (792)                 --
  Repayments of loans to officers and affiliates ........................................          1,867                 320
  Investment in joint venture ...........................................................             --                (380)
  Proceeds from assignment of license purchase options ..................................          4,200                  --
  Payment for WPTT subordinated convertible debenture ...................................         (1,000)                 --
                                                                                               ---------           ---------
        Net cash flows used in investing activities .....................................       (109,816)           (994,995)
                                                                                               ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable and commercial bank financing .............................        138,000             958,500
  Repayments of notes payable, commercial bank financing
    and capital leases ..................................................................       (362,779)            (85,524)
  Payments of costs related to debt offering ............................................           (742)                 --
  Proceeds of debt offering, net of $6,000 underwriter's discount .......................        294,000                  --
  Repayments of notes and capital leases to affiliates ..................................         (2,186)             (1,632)
  Net proceeds from issuance of common shares ...........................................        111,538                  --
                                                                                               ---------           ---------
        Net cash flows from financing activities ........................................        177,831             871,344
                                                                                               ---------           ---------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS ...........................................................................        102,523            (110,785)
CASH AND CASH EQUIVALENTS, beginning of period ..........................................          2,446             112,450
                                                                                               ---------           ---------
CASH AND CASH EQUIVALENTS, end of period ................................................      $ 104,969           $   1,665
                                                                                               =========           =========

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

   Interim Financial Statements

The consolidated financial statements for the nine months ended September 30, 1995 and 1996 are unaudited, but in the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial position and results of operations, and cash flows for these periods.

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

The rights to program materials are reflected in the accompanying consolidated balance sheets at the lower of amortized cost or estimated net realizable value. Estimated net realizable values are based upon management's expectation of future advertising revenues net of sales commissions to be generated by the program. Amortization of program contract costs is generally computed under either an accelerated method over the contract period or based on usage, whichever yields the greater amortization for each program. Program contract costs, estimated by management to be amortized in the succeeding year, are classified as current assets. Payments of program contract liabilities are typically paid on a scheduled basis and are not affected by adjustments for amortization or estimated net realizable value.

2. CONTINGENCIES AND OTHER COMMITMENTS:

Lawsuits and claims are filed against the Companies from time to time in the ordinary course of business. These actions are in various preliminary stages, and no judgements or decisions have been rendered by a hearing board or courts. Management, after reviewing developments to date with legal counsel, is of the opinion that the outcome of such matters will not have a material adverse effect on the Companies' financial position or results of operations.

3. SUPPLEMENTAL CASH FLOW INFORMATION:

During the nine months ended September 30, 1995 and 1996, the Company made cash payments and certain non-cash transactions of the following:


                                                     Nine Months Ended
                                                September 30,  September 30,
                                                    1995            1996
                                                 ---------      ----------

Interest. . . . . . . . . . . . . . . . . .      $ 23,278       $  62,599
Income Taxes. . . . . . . . . . . . . . . .      $  7,679       $   6,786
Distribution prior to KCI merger. . . . . .      $  1,461       $       -
Issuance of 1,150,000 shares of
   Series A Preferred Stock (Note 5). . . .      $      -       $ 125,079

4. SENIOR BANK DEBT:

In order to finance the acquisition of the non-license assets of River City Broadcasting, L.P. (River City) and potential future acquisitions, the Company entered into a Bank Credit Agreement. The Bank Credit Agreement consists of three classes: Facility A Term Loan, Facility B Term Loan and a Revolving Credit Commitment.

The Facility A Term Loan is a term loan in a principal amount not to exceed $550 million and is scheduled to be paid in quarterly installments beginning December 31, 1996 through December 31, 2002. The Facility B Term Loan is a term loan in a principal amount not to exceed $200 million and is scheduled to be paid in quarterly installments beginning December 31, 1996 through December 31, 2002. The Revolving Credit Commitment is a revolving credit facility in a principal amount not to exceed $250 million and is scheduled to have reduced availability quarterly beginning March 31, 1999 through November 30, 2003. In connection with the River City and KRRT acquisitions, the Company utilized $550 million, $200 million and $85 million of indebtedness under Facility A, Facility B and the Revolving Credit Commitment, respectively. The Company incurred debt acquisition costs of approximately $20 million associated with this indebtedness which are being amortized using the straight line method over the life of the debt.

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

The Company made cash payments totaling $851 thousand for interest rate hedging instruments which are capitalized and amortized as interest expense over the life of contract. The Company utilizes these instruments to minimize the impact of fluctuations in interest rates relating to Senior Bank Debt. At September 30, 1996 the Company has interest rate swap agreements which expire from March 31, 1997 to March 31, 2000 with such rates ranging from 5.85% to 7.0% and notional amounts totaling $960.0 million.

5. RIVER CITY ACQUISITION:

In April 1996, the Company entered into an agreement to purchase certain non-license assets of River City. In May 1996, the Company closed the transaction for a purchase price of $958.2 million providing as consideration 1,150,000 shares of Series A Convertible Preferred Stock with a fair market value of $125.1 million, 1,382,435 stock options with a fair market value of $23.9 million and cash payments totaling $809.2 million. Simultaneously, the Company entered into option agreements to purchase certain license assets for an option exercise price of $20 million. Also, simultaneously with the acquisition, the Company entered into an option agreement to purchase the license and non-license assets of WSYX in Columbus, Ohio for option purchase price of $130 million plus the amount of indebtedness secured by the WSYX assets on the exercise date (not to exceed the amount on the date of closing of $105 million). The Company utilized indebtedness under its Bank Credit Agreement to finance the transaction (see Note 4). The transaction was recorded as a purchase, whereby the assets and liabilities were recorded at fair value as determined by an independent appraisal.

In conjunction with the River City acquisition, the Company entered into an agreement to purchase the non-license assets of KRRT, Inc., a television station in San Antonio, Texas, for a purchase price of $29.5 million. Simultaneously with the River City closing, the Company closed the KRRT transaction utilizing indebtedness under its Bank Credit Agreement. The transaction was recorded as a purchase, whereby the assets and liabilities were recorded at fair value as determined by an independent appraisal.

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

    2.) Series A Preferred Stock - As partial  consideration for the acquisition of the non-license assets of River City, the Company issued 1,150,000 shares of Series A Preferred Stock. In June 1996, the Board of Directors of the Company adopted, upon approval of the stockholders by proxy, an amendment to the Company's amended and restated charter at which time Series A Preferred Stock was exchanged for and converted into Series B Preferred Stock. The Company recorded the issuance of Series A Preferred Stock based on the fair market value at the date the River City acquisition was announced at the exchange rate of 3.64 shares of Class A Common Stock for each share of Series A Preferred Stock.

    3.) Series B  Preferred  Stock - Shares  of  Series B  Preferred  Stock  are
        convertible at any time into shares of Class A Common Stock, with each share of Series B Preferred Stock convertible into approximately 3.64 shares of Class A Common Stock. The company may redeem shares of Series B Preferred Stock only after the occurrence of a "Trigger Event." A Trigger Event means the termination of Barry Baker's employment (see "Executive Options" below) with the Company prior to the expiration of the initial five-year term of his employment agreement (1) by the Company for any reason other than for cause (as defined in the employment agreement) or (2) by Barry Baker upon the occurrence of certain events described in the employment agreement. If the Company seeks to redeem shares of Series B Preferred Stock and the stockholder elects to retain the shares, the shares will automatically be converted into Common Stock on the proposed redemption date. All shares of Series B Preferred Stock remaining outstanding as of May 31, 2001 will automatically convert into Class A Common Stock. Series B Preferred Stock is entitled to 3.64 votes on all matters with respect to which Class A Common Stock has a vote.

    4.) Stock Options and Awards:

        Executive Options

         In connection with the acquisition of River City, the Company entered into a five year employment agreement with Barry Baker. Mr. Baker is currently working as a consultant for the Company until the Company exercises its options to acquire certain of the license assets of River City. Upon exercising these options, Mr. Baker will become President and Chief Executive Officer of Sinclair Communications, Inc. ("SCI," a wholly owned subsidiary of the Company that will hold all of the broadcast operations of the Company), Executive Vice President of the Company, and a member of the Company's Board of Directors. Pursuant to the employment agreement Mr. Baker, among other provisions, received options to acquire 1,382,435 shares of the Class A Common Stock of the Company. The options became exercisable with respect to 50% of the shares upon closing of the acquisition of the non-license assets of River City with 25% available to be exercised on the first and second anniversary of the River City closing. The exercise price for these options is $30.11 per share. The Company recorded the excess of the fair market value over the Stock Option Grant Price as a component of the purchase price for the acquisition of River City.

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

        The LTIP provides that the exercise price under each option may not be less than the fair market value of the Company's Class A Common Stock on the date of the option grant or as otherwise provided by the LTIP, unless the employee receiving the option owns 10% or more of the Company's common stock on such date, in which case the exercise price will be 110% of fair market value. Options granted pursuant to the LTIP must be exercised within 10 years (or five years if the employee owns 10% or more of the Company's common stock) following the date on which the grant is made. In connection with the River City acquisition, 244,500 options were granted under this plan with an exercise price of $30.11 per share.

        The Company recorded deferred compensation of $1.9 million as additional paid in capital at the stock option grant date. As of September 30, 1996, compensation expense of $623 thousand was recorded relating to the options issued under the LTIP. The remaining deferred compensation of approximately $1.3 million will be recognized as expense on a straight line basis over the period in which it vests.

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

6. OTHER ACQUISITIONS:

 In July 1995, the Company exercised its option to purchase the license and non-license assets of the television station WSMH in Flint, Michigan for an option exercise price of $1.0 million. In February 1996, the Company consummated the acquisition for a purchase price of $35.4 million at which time the balance due of $34.4 million was paid from the Company's existing cash balance. The transaction was recorded as a purchase, whereby the assets and liabilities were recorded at fair value as determined by an independent appraisal.

In March 1996, the Company entered into an agreement to acquire the outstanding stock of Superior Communications, Inc. (Superior) which owns the license and non-license assets of the television station KOCB in Oklahoma City, Oklahoma and WDKY in Lexington, Kentucky. In May 1996, the Company consummated the acquisition for a purchase price of approximately $63.0 million utilizing existing cash balances and indebtedness under the Company's Bank Credit Agreement of $3.1 million and $59.9 million respectively. The transaction was recorded as a purchase, whereby the assets and liabilities were recorded at fair value as determined by an independent appraisal.

In January 1996, the Company entered into a purchase agreement to acquire the license and non-license assets of the television station WYZZ in Peoria, Illinois. In July 1996, the Company consummated the acquisition for a purchase price of approximately $21.1 million utilizing cash and indebtedness under the Bank Credit Agreement of $1.0 million and $20.1 million, respectively. The transaction was recorded as a purchase, whereby the assets and liabilities were recorded at fair value as determined by an independent appraisal.

In July 1996, the Company acquired the license and non-license assets of the television station KSMO in Kansas City, Missouri. At closing, the Company made $10.0 million in cash payments utilizing indebtedness under its Bank Credit Agreement. The transaction was recorded as a purchase, whereby the assets and liabilities were recorded at fair value as determined by an independent appraisal.

In August 1996, the Company acquired the license and non-license assets of the television station WSTR in Cincinnati, Ohio. At closing, the Company made a net cash payment of $8.7 million utilizing indebtedness under its Bank Credit Agreement. The transaction was recorded as a purchase, whereby the assets and liabilities were recorded at fair value as determined by an independent appraisal.


7. REGISTRATION STATEMENTS:

In September 1996, the Company filed and in November 1996 obtained effectiveness of a registration statement on Form S-3 with the Securities and Exchange Commission with respect to the sale by certain selling stockholders of 5,564,253 shares of Class A Common Stock. These shares represent 4,181,818 shares of Class A Common Stock issuable upon conversion of Series B Preferred Stock and 1,382,435 shares of Class A Common Stock issuable upon exercise of options held by Barry Baker.

In September 1996, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission with respect to the sale of up to 5,750,000 shares of Class A Common Stock by the Company, and subsequently amended the registration statement to increase the number of shares that may be sold by the Company to 5,937,500 shares and to cover the sale of 1,250,000 shares by certain selling stockholders. On November 1, 1996, the Company announced that it was withdrawing the offering and that it intended to reconsider an offering in the future when market conditions are more favorable. The Company also announced that it was considering purchasing outstanding shares of its Class A Common Stock pursuant to previous authorization by the Board of Directors.

Item 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The matters discussed in this report include forward-looking statements. Such statements are subject to a number of risks and uncertainties, such as the impact of changes in national and regional economies, successful integration of acquired television and radio stations (including achievement of synergies and cost reductions), pricing fluctuations in local and national advertising and volatility in programming costs. Additional risk factors regarding the Company are set forth in the registration statement on Form S-3 filed with the Securities and Exchange Commission on September 18, 1996 (as amended).

The following information should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this Quarterly Report and the audited financial statements and Management's Discussion and Analysis contained in the Company's Form 10-K for the fiscal year ended December 31, 1995.

RESULTS OF OPERATIONS (amounts in thousands except for per share data)

The following table sets forth certain operating data for comparison of the of three months and the nine months ended September 30, 1995 to the three months and the nine months ended September 30, 1996.

                                                                     Three Months                         Nine Months Ended
                                                            September 30,     September 30,       September 30,       September 30,
                                                                1995              1996               1995                  1996
                                                            -----------        ---------        ----------             -----------
STATEMENT OF OPERATIONS DATA:
    Net broadcast revenues                                     $ 45,442        $ 102,013         $ 134,166              $ 219,352
    Barter revenues                                               4,735            8,266            12,885                 17,837
                                                            -----------        ---------        ----------             -----------
      Total revenues                                             50,177          110,279           147,051                237,189
                                                            -----------        ---------        ----------             -----------

    Operating expenses excluding depreciation,
      amortization and deferred compensation                     20,689           53,242            59,420                106,068
    Deferred compensation                                             -              117                 -                    623
    Depreciation and amortization                                20,277           36,399            59,078                 81,892
                                                            -----------        ---------        ----------             -----------
    Broadcast operating income                                    9,211           20,521            28,553                 48,606
    Interest expense                                             (8,652)         (29,001)          (28,307)               (56,647)
    Interest and other income                                       692              652             1,974                  3,824
                                                            -----------        ---------        ----------             -----------
    Net income(loss) before provision for income taxes            1,251           (7,828)            2,220                 (4,217)
    Income tax (provision) benefit                                 (983)           4,500            (1,445)                 2,400
                                                            -----------        ---------        ----------             -----------
    Net income (loss)  before extraordinary item                    268           (3,328)              775                 (1,817)
    Extraordinary item-loss on early extinguishment
      of debt, net of tax benefit of  $3,142                     (5,126)               -            (5,126)                     -
                                                            -----------        ---------        ----------             -----------
    Net loss                                                $    (4,858)      $   (3,328)        $  (4,351)           $    (1,817)
                                                            ===========        =========        ==========             ===========

    Net income (loss) per common share,
      before extraordinary item                             $      0.01       $    (0.10)        $    0.02            $     (0.05)
                                                            ===========        =========        ==========             ===========
    Net loss  per common share,
      after extraordinary item                              $     (0.14)      $    (0.10)        $   (0.14)           $     (0.05)
                                                            ===========        =========        ==========             ===========
    Weighted average shares outstanding                          34,750           34,750            31,325                 34,750
                                                            ===========        =========        ==========             ===========

OTHER DATA:
    Broadcast cash flow (a)                                 $    26,523       $   52,776         $  76,994             $  117,855
    Broadcast cash flow margin                                     58.4%            51.7%             57.4%                  53.7%
    Operating cash flow (b)                                 $    24,687       $   49,807         $  72,972             $  111,820
    Operating cash flow margin                                     54.3%            48.8%             54.4%                  51.0%
    After tax cash flow (c)                                 $    15,744       $   25,958         $  45,194             $   61,397
    After tax cash flow per share (d)                       $      0.45       $     0.75         $    1.44             $     1.77
    Program contract payments                               $     4,801       $    7,230         $  14,659             $   19,301
    Corporate expense                                       $     1,836       $    2,969         $   4,022             $    6,035


(a) "Broadcast cash flow" is defined as broadcast operating income plus corporate expenses, deferred compensation, depreciation and amortization, including both tangible and intangible assets and program rights, less cash payments for program rights. Cash program payments represent cash payments made for current program payable and do not necessarily correspond to program usage. The Company has presented broadcast cash flow data, which the Company believes is comparable to the data provided by other companies in the industry, because such data are commonly used as a measure of performance for broadcast companies. However, broadcast cash flow does not purport to represent cash provided by operating activities as reflected in the Company's consolidated statements of cash flows, and is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

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

(c) "After tax cash flow" is defined as net income (loss) before extraordinary items plus depreciation and amortization (including film amortization), less program contract payments, plus non-cash deferred compensation expense and special bonuses paid to executive officers. After tax cash flow is presented here not as a measure of operating results and does not purport to represent cash provided by operating activities. After tax cash flow should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

(d) "After tax cash flow per share" is defined as after tax cash flow divided by weighted average shares outstanding.

Total revenues increased to $110.3 million for the three months ended September 30, 1996 from $50.2 million for the three months ended September 30, 1995, or 119.7%. When excluding the effects of non-cash barter transactions, net broadcast revenues for the three months ended September 30, 1996 increased by 124.5% over the three months ended September 30, 1995. Total revenues increased to $237.2 million for the nine months ended September 30, 1996 from $147.1 million for the nine months ended September 30, 1995, or 61.3%. When excluding the effects of non-cash barter transactions, net broadcast revenues for the nine months ended September 30, 1996 increased by 63.5% over the nine months ended September 30, 1995. These increases in broadcast revenues were primarily the result of acquisitions and LMA transactions consummated by the Company in 1995 and during the first nine months of 1996 (collectively, the "Acquisitions"), as well as growth in television broadcast revenue.

Operating expenses excluding depreciation and amortization increased from $20.7 million for the three months ended September 30, 1995 to $53.2 million for the three months ended September 30, 1996, or 157.0%. Operating expenses excluding depreciation and amortization increased from $59.4 million for the nine months ended September 30, 1995 to $106.1 million for the nine months ended September 30, 1996, or 78.6%. These increases in expenses for the three months and the nine months ended September 30, 1996 as compared to the three months and the nine months ended September 30, 1995 were largely attributable to operating costs associated with the acquisitions, an increase in LMA fees resulting from LMA transactions and an increase in corporate overhead expenses.

Broadcast operating income increased from $9.2 million for the three months ended September 30, 1995 to $20.5 million for the three months ended September 30, 1996, or 122.8%. Broadcast operating income increased from $28.6 million for the nine months ended September 30, 1995 to $48.6 million for the nine months ended September 30, 1996, or 69.9%. The increase in broadcast operating income for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995 and the nine months ending September 30, 1996 as compared to the nine months ended September 30, 1995 is primarily attributable to the Acquisitions. Interest expense increased from $8.7 million for the three months ended September 30, 1995 to $29.0 million for the three months ended September 30, 1996, or 233.3%. Interest expense increased from $28.3 million for the nine months ended September 30, 1995 to $56.6 million for the nine months ended September 30, 1996, or 100.0%. Interest expense increases for the nine months and the three months ended September 30, 1996 primarily related to senior bank indebtedness incurred by the Company to finance the River City acquisition and other Acquisitions.

Interest and other income decreased to $652 thousand for the three months ended September 30, 1996 from $692 thousand for the three months ended September 30, 1995, or 5.8%. Interest and other income increased to $3.8 million for the nine months ended September 30, 1996 from $2.0 million for the nine months ended September 30, 1995 or 90.0% The decrease for the three months ended September 30, 1996 is primarily due to lower cash balances and related interest income as a result of the Acquisitions. The increase for the nine months ended September 30, 1996 primarily resulted from the increase in interest income on cash balances that remained from the Company's public debt offering in August 1995 until February 1996 when the Company made a $34.4 million payment relating to the WSMH acquisition and April 1996 when the Company made a $60 million down payment relating to the River City Acquisition.


Income tax benefit increased from $2.2 million for the three months ended September 30, 1995 to $4.5 million for the three months ended September 30, 1996. Income tax benefit increased from $1.7 million for the nine months ended September 30, 1995 to $2.4 million for the nine months ended September 30, 1996. The increase for the three and nine months ended September 30,1996 as compared to the three and nine months ended September 30, 1995 primarily relates to the increase in pre-tax loss between periods and book and tax differences attributable to the acquisitions since July 1, 1995.

The deferred tax asset decreased from $21.0 million at December 31, 1995 to $9.8 million as of September 30, 1996 and the effective tax rate increased from 28% for the nine months ended September 30, 1995 to 57% for the nine months ended September 30, 1996. The decrease in the Company's deferred tax asset from December 31, 1995 as compared to the tax asset at September 30, 1996 and the increase in the Company's effective tax rate for the period ended September 30, 1996 as compared to the year ended September 30, 1995 is primarily due to the Company's acquisition of all of the outstanding stock of Superior Communications, Inc. in March 1996 and resulting differences between book and tax basis of the underlying assets.

Net loss for the three months ended September 30, 1996 was $3.3 million or $0.10 per share compared to net income of $268 thousand or $0.01 per share for the three months ended September 30, 1995 before the extraordinary loss on early extinguishment of debt. Net loss for the nine months ended September 30, 1996 was $1.8 million or $0.05 per share compared to net income of $775 thousand or $0.02 per share for the nine months ended September 30, 1995 before the extraordinary loss.

Broadcast cash flow increased to $52.8 million for the three months ended September 30, 1996 from $26.5 million for the three months ended September 30, 1995, or 99.2%. Broadcast cash flow increased to $117.9 million for the nine months ended September 30, 1996 from $77.0 million for the nine months ended September 30, 1995, or 53.1%. The increases in broadcast cash flow for the three months and the nine months ended September 30, 1996 as compared to the three months and the nine months ended September 30, 1995 primarily resulted from the Acquisitions. The Company's broadcast cash flow margin decreased from 58.4% for the three months ended September 30, 1995 to 51.7% for the three months ended September 30, 1996. The Company's broadcast cash flow margin decreased from 57.4% for the nine months ended September 30, 1995 to 53.7% for the nine months ended September 30, 1996. Decrease in broadcast cash flow margins for the three months and the nine months ended September 30, 1996 as compared to the three months and the nine months ended September 30, 1995 primarily resulted from operating cost structures at certain of the acquired stations where the Company's operating methods have not been fully implemented.

Operating cash flow increased to $49.8 million for the three months ended September 30, 1996 from $24.7 million for the three months ended September 30, 1995, or 101.6%. Operating cash flow increased to $111.8 million for the nine months ended September 30, 1996 from $73.0 million for the nine months ended September 30, 1995, or 53.2%. The increases in operating cash flow for the three months and the nine months ended September 30, 1996 as compared to the three months and the nine months ended September 30, 1995 resulted from the Acquisitions. The Company's operating cash flow margin decreased from 54.3% for the three months ended September 30, 1995 to 48.8% for the three months ended September 30, 1996. The Company's operating cash flow margin decreased from 54.4% for the nine months ended September 30, 1995 to 51.0% for the nine months ended September 30, 1996. Decrease in operating cash flow margins for the three months and the nine months ended September 30, 1996 as compared to the three months and the nine months ended September 30, 1995 primarily resulted from operating cost structures at certain of the acquired stations where the Company's operating methods have not been fully implemented.

After tax cash flow increased from $15.7 million for the three months ended September 30, 1995 to $26.0 million for the three months ended September 30, 1996, or 65.6%. After tax cash flow increased from $45.2 million for the nine months ended September 30, 1995 to $61.4 million for the nine months ended September 30, 1996, or 35.8%. The increases in after tax cash flow for the three months and the nine months ended September 30, 1996 as compared to the three months and the nine months ended September 30, 1995 primarily resulted from the Acquisitions and internal growth, offset by interest expense on the debt incurred to consummate the Acquisitions.

Liquidity and Capital Resources

The capital structure of the Company consists of the Company's outstanding long-term debt and stockholders' equity. The stockholders' equity consists of common stock, additional paid in capital and accumulated deficit. The Company's decrease in cash from $112.5 million at December 31, 1995 to $1.7 million at September 30, 1996 primarily resulted from cash payments made relating to Acquisitions and repayments of bank debt. As of October 31, 1996, approximately $131.5 million was available for draws under the Bank Credit Agreement.

In September 1996, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission with respect to the sale of up to 5,750,000 shares of Class A Common Stock by the Company, and subsequently amended the registration statement to increase the number of shares that may be sold by the Company to 5,937,500 shares and to cover the sale of 1,250,000 shares by certain selling stockholders. On November 1, 1996, the Company announced that it was withdrawing the offering and that it intended to reconsider an offering in the future when market conditions are more favorable. The Company also announced that it was considering purchasing up to $20 million of its currently outstanding Class A Common Stock. The Company had previously announced that it intends to offer up to $200 million aggregate liquidation preference of preferred stock. The Company continues to intend to make such an offering depending on market conditions, but there can be no assurance as to the timing of such an offering or whether such an offering will in fact be consummated. The Company intended to use the proceeds of the offering of common or preferred stock to reduce indebtedness under the Bank Credit Agreement. The Company believes that capital and liquidity requirements can be met through its borrowing capacity and cash flows from operations whether or not it completes an offering of either common or preferred stock.

Net cash flows from operating activities decreased from $34.5 million for the nine months ended September 30, 1995 to $12.9 million for the nine months ended September 30, 1996. The Company made income tax payments of $7.7 million during the nine months ended September 30, 1995 compared to $6.8 million for the nine months ended September 30, 1996 due to anticipated tax benefits generated by its 1996 Acquisitions. The Company made interest payments on outstanding indebtedness of $23.3 million during the nine months ended September 30, 1995 compared to $62.6 million for the nine months ended September 30, 1996 due to the additional interest expense relating to the Company's public debt offering in August 1995 and indebtedness incurred to finance the River City acquisition. Program rights payments increased from $14.7 million for the nine months ended September 30, 1995 to $19.3 million for the nine months ended September 30, 1996, primarily as a result of the acquisitions. The Company also made a $20.0 million payment of debt acquisition costs relating to the financing required to consummate the River City and KRRT acquisitions.

Net cash flows used in investing activities was $109.8 million for the nine months ended September 30, 1995 compared to $995.0 million for the nine months ended September 30, 1996. During February 1996, the Company purchased the license and non-license assets of WSMH for $35.4 million at which time the balance due to the seller of $34.4 million was paid from the Company's existing cash balance. In January 1996, the Company made a cash payment of $1.0 million relating to the acquisition of the license and non-license assets of WYZZ. In July 1996, the Company consummated the acquisition for a purchase price of approximately $21.1 million, utilizing cash and indebtedness under its Bank Credit Agreement of $1.0 million and $20.1 million, respectively. In May 1996, the Company purchased the outstanding stock of Superior Communications, Inc. (Superior) and made cash payments totaling $63.5 million relating to the transaction. Also in May 1996, the Company acquired certain non-license assets of River City and KRRT and made related cash payments totaling $816.4 million and $29.5 million respectively. In July 1996, the Company purchased the license and non-license assets of KSMO and made net cash payments totaling $10.0 million utilizing indebtedness under its Bank Credit Agreement. In August 1996, the Company purchased the license and non-license assets of WSTR and made net cash payments totaling $8.7 million utilizing indebtedness under its Bank Credit Agreement. In September 1996, the Company exercised its options to acquire certain FCC licenses relating to the River City acquisition for a cash payment of $6.9 million by utilizing indebtedness under the Bank Credit Agreement.

Net cash flows from financing activities was $177.8 million for the nine months ended September 30, 1995 compared to $871.3 million for the nine months ended September 30, 1996. In May 1996, the Company utilized available indebtedness of $63 million for the acquisition of Superior and simultaneously repaid indebtedness of $25.0 million. Also in May 1996, the Company utilized available indebtedness of $835.0 for the acquisition of the non license assets of River City and KRRT and simultaneously repaid indebtedness of $36.0 million. In July 1996, the Company utilized available indebtedness under its Bank Credit Agreement totaling $30.6 million for the acquisitions of WYZZ and KSMO. In
August 1996, the Company utilized available indebtedness totaling $9.9 million for the acquisition of WSTR. In September 1996, the Company utilized indebtedness of $7.0 million to exercise its options to acquire certain FCC licenses relating to the River City acquisition.

Part II.   Other Information

ITEM 1.    LEGAL PROCEEDINGS

A petition was filed with the Federal Communications Commission on August 16, 1996 by First Media Television, L.P. (First Media) to deny the application for assignment of the license for WFBC in Anderson, South Carolina from River City to Glencairn, Ltd. (Glencairn) and a separate petition to deny the application for assignment of the license for WLOS in Ashville, North Carolina from River City to the Company was filed by First Media on October 7, 1996. The Company currently provides programming to WFBC pursuant to a local marketing agreement
(LMA) with River City and intends to provide programming to WFBC pursuant to an LMA with Glencairn after acquisition of the license assets of WFBC by Glencairn. The petitions claim that the acquisition of the license of WFBC by Glencairn would violate the FCC's cross-interest policy in light of the Company's LMA with and option to acquire the license assets of WLOS and in light of the equity interest in Glencairn held by relatives of the controlling stockholders of the Company. In addition, informal objections have been made by Post-Newsweek Stations, San Antonio, Inc. (Post-Newsweek) (filed August 21, 1996) and by
Harte-Hanks Television, Inc. (filed August 29, 1996) to the application to assign the license of KRRT in Kerrville, Texas to Glencairn, and on October 7, 1996 Post-Newsweek filed a petition to deny the application to assign the license of KABB in San Antonio to the Company. Although the specific nature of the informal objections against the KRRT application are unclear, the objections generally raise questions concerning the cross-interest policy as it relates to LMAs between Glencairn and Sinclair. The petition to deny the KABB application claims that the acquisition of the license of KABB by the Company and the acquisition of the license of KRRT by Glencairn would violate the FCC's cross-interest policy in light of the Company's LMA with KRRT and in light of the equity interest in Glencairn held by relatives of the Controlling Stockholders.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

     (a)     Exhibits

     10.1 Letter Agreement dated August 20, 1996 between Sinclair Broadcast Group, Inc., River City Broadcasting, L.P. and Fox Broadcasting Company. (Confidential treatment has been requested. The copy filed omits the information subject to a confidentiality request.)

     27 Financial Data Schedule

                                          SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                   SINCLAIR BROADCAST GROUP, INC.



                                   by: /s/ David B. Amy
                                       -----------------------------
                                       David B. Amy
                                       Chief Financial Officer
                                       Principal Accounting Officer

                                  Exhibit Index

     10.1 Letter Agreement dated August 20, 1996 between Sinclair Broadcast Group, Inc., River City Broadcasting, L.P. and Fox Broadcasting Company. (Confidential treatment has been requested. The copy filed omits the information subject to a confidentiality request.)

     27 Financial Data Schedule