Form 10-K
period 1996-12-31
SINCLAIR BROADCAST GROUP INC
filed 1997-02-25
CIK 912752

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1996      Commission file number: 0-26076


                         SINCLAIR BROADCAST GROUP, INC.
             (Exact name of Registrant as specified in its charter)

                             ---------------------

                 Maryland                              52-1494660
     (State or other jurisdiction of    (I.R.S. Employer Identification No.)
      incorporation or organization)


                            2000 WEST 41ST STREET
                          BALTIMORE, MARYLAND 21211
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


                                (410) 467-5005
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

        Securities registered pursuant to Section 12 (b) of the Act: None

          Securities registered pursuant to Section 12 (g) of the Act:

                 Class A Common Stock, par value $.01 per share


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Based on the closing sale price of $25.25 per share as of February 24, 1997, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $174.0 million.

As of February 25, 1997, there were 6,911,880 shares of Class A Common Stock, $.01 par value, 27,850,581 shares of Class B Common Stock, $.01 par value and 1,138,318 shares of Series B Preferred Stock, $.01 par value, of the Registrant issued and outstanding.

                                    PART I

   The matters discussed in this Form 10-K include forward-looking statements. Such statements are subject to a number of risks and uncertainties, such as the impact of changes in national and regional economies, successful integration of acquired television and radio stations (including achievement of synergies and cost reductions), pricing fluctuations in local and national advertising and volatility in programming costs. Additional risk factors regarding the Company are set forth in the Company's registration statement on Form S-3 filed with the Securities and Exchange Commission on November 7, 1996 (as amended).

ITEM 1. BUSINESS

   The Company is a diversified broadcasting company that owns or provides programming services to more television stations than any other commercial broadcasting group in the United States. The Company currently owns or provides programming services to 28 television stations and has agreed to acquire one additional television station. The Company believes it is also one of the top 20 radio groups in the United States, when measured by the total number of radio stations owned, programmed or with which the Company has Joint Sales Agreements ("JSAs"). (For a description of JSAs see - Federal Regulation of Television and Radio Broadcasting - Ownership Matters - Radio - Local Marketing Agreements.) The Company owns or provides programming services to 23 radio stations, has pending acquisitions of two radio stations (with both of which it has JSAs), has a JSA with one additional radio station and has options to acquire an additional seven radio stations.

   The 28 television stations the Company owns or programs pursuant to Local Marketing Agreements ("LMAs") are located in 20 geographically diverse markets, with 23 of the stations in the top 51 television Designated Market Areas
("DMAs") in the United States. (For a description of LMAs see - Federal Regulation of Television and Radio Broadcasting - Ownership Matters - Local Marketing Agreements. A DMA is one of 211 generally-recognized television market areas.) The Company's television station group is diverse in network affiliation with ten stations affiliated with Fox, 11 with UPN, two with ABC, two with Warner Brothers and one with CBS. Two stations operate as Independents.

   The Company's radio station group is also geographically diverse with a variety of programming formats including country, urban, news/talk/sports, album/progressive rock and adult contemporary. Of the 26 stations owned, programmed or with which the Company has a JSA, 12 broadcast on the AM band and 14 on the FM band. The Company owns or programs from two to seven stations in all but one of the radio markets it serves.

   The Company has undergone rapid and significant growth over the course of the last six years. Beginning with the acquisition of WPGH in Pittsburgh in 1991, the Company has increased the number of television stations it owns or programs from three to 28. From 1991 to 1996, net broadcast revenues and operating cash flow increased from $39.7 million to $346.5 million, and from $15.5 million to $180.3 million. Pro forma for the acquisitions described below, 1996 net broadcasting revenue and operating cash flow would have been $445.0 million and $206.5 million, respectively.

TELEVISION BROADCASTING

   The Company owns and operates, provides programming services to, or has agreed to acquire the following television stations:


                                                                                    NUMBER OF
                                                                                   COMMERCIAL               EXPIRATION
                          MARKET                                                   STATIONS IN   STATION      DATE OF
         MARKET           RANK(A)  STATIONS   STATUS(B)   CHANNEL   AFFILIATION   THE MARKET(C)  RANK(D)    FCC LICENSE
-----------------------  -------- ---------- ----------- --------- ------------- -------------- --------- --------------
Pittsburgh,
  Pennsylvania.........     19      WPGH       O&O          53        FOX              6           4          8/1/99
                                    WPTT       LMA          22        UPN                          5          8/1/99
St. Louis, Missouri ...     20      KDNL       LMA(e)       30        ABC              7           5          2/1/98
Sacramento,
  California...........     21      KOVR       LMA(e)       13        CBS              8           3          2/1/99
Baltimore, Maryland ...     23      WBFF       O&O          45        FOX              5           4         10/1/01
                                    WNUV       LMA          54        UPN                          5         10/1/01
Indianapolis, Indiana..     25      WTTV       LMA(e)        4        UPN              8           4          8/1/97
                                    WTTK       LMA(e)(f)    29        UPN                          4          8/1/97
Cincinnati, Ohio.......     29      WSTR       O&O          64        UPN              5           5         10/1/97
Raleigh-Durham,
  North Carolina.......     30      WLFL       O&O          22        FOX              7           3         12/1/01
                                    WRDC       LMA          28        UPN                          5         12/1/01
Milwaukee, Wisconsin ..     31      WCGV       O&O          24        UPN              6           4         12/1/97
                                    WVTV       LMA          18        WB                           5         12/1/97
Kansas City, Missouri .     32      KSMO       O&O          62        UPN              7           5          2/1/98
Columbus, Ohio.........     34      WTTE       O&O          28        FOX              5           4         10/1/97
Asheville, North
  Carolina and
  Greenville/
  Spartanburg/Anderson,
  South Carolina.......     35      WFBC       LMA(g)       40        IND(i)           6           5         12/1/01
                                    WLOS       LMA(e)       13        ABC              6           3         12/0/01
San Antonio, Texas ....     37      KABB       LMA(e)       29        FOX              7           4          8/1/98
                                    KRRT       LMA(h)       35        UPN                          6          8/1/98
Norfolk, Virginia......     40      WTVZ       O&O          33        FOX              6           4         10/1/01
Oklahoma City,
  Oklahoma.............     43      KOCB       O&O          34        UPN              7           5          6/1/98
Birmingham, Alabama ...     51      WTTO       O&O          21        WB               5           4          4/1/97
                                    WABM       LMA          68        UPN                          5          4/1/97
Flint/Saginaw/Bay
  City, Michigan.......     60      WSMH       O&O          66        FOX              5           4         10/1/97
Las Vegas, Nevada......     64      KUPN       Pending      21        UPN              8           5         10/1/98
Lexington, Kentucky ...     68      WDKY       O&O          56        FOX              5           4          8/1/97
Des Moines, Iowa.......     72      KDSM       LMA(e)       17        FOX              4           4          2/1/98
Peoria/Bloomington,
  Illinois.............    109      WYZZ       O&O          43        FOX              4           4         12/1/97
Tuscaloosa, Alabama ...    187      WDBB       LMA          17        IND(i)           2           2          4/1/97

----------
(a) Rankings are based on the relative size of a station's DMA among the 211 generally recognized DMAs in the United States as estimated by Nielsen.

(b) "O&O" refers to stations owned and operated by the Company, "LMA" refers to stations to which the Company provides programming services pursuant to an LMA and "Pending" refers to stations the Company has agreed to acquire.

(c) Represents the number of television stations designed by Nielsen as "local" to the DMA, excluding public television stations and stations which do not meet the minimum Nielsen reporting standards (weekly cumulative audience of at least 2.5%) for the Sunday- Saturday, 6:00 a.m. to 2:00 a.m. time period.

                                       (Footnotes continued on following page)

(d) The rank of each station in its market is based upon the November 1996 Nielsen estimates of the percentage of persons tuned to each station in the market from 6:00 a.m. to 2:00 a.m., Sunday-Saturday.

(e) Non-License Assets (as defined herein) acquired from River City Broadcasting, L.P. and its controlled entities and option exercised to acquire License Assets (as defined herein). Will become owned and operated upon FCC approval of transfer of License Assets and closing of acquisition of License Assets.

(f) WTTK currently simulcasts all of the programming aired on WTTV and the station rank applies to the combined viewership of these stations.

(g) Non-License Assets acquired from River City. License Assets to be acquired by Glencairn, Ltd., subject to the Company's LMA, upon FCC approval of transfer of License Assets.

(h) River City provided programming to this station pursuant to an LMA. The Company acquired River City's rights under the LMA from River City and the Non-License Assets from the owners of this station. The License Assets are to be transferred to Glencairn upon FCC approval of transfer of assets.

(i) "IND" or "Independent" refers to a station that is not affiliated with any of ABC, CBS, NBC, Fox, UPN or Warner Brothers.


OPERATING STRATEGY

   The Company's television operating strategy includes the following key elements.

ATTRACTING VIEWERSHIP

   Popular Programming. The Company believes that an important factor in attracting viewership to its stations is their network affiliations with Fox, UPN, ABC, CBS and WB. These affiliations enable the Company to attract viewers by virtue of the quality first-run original programming provided by these networks and the networks' promotion of such programming. The Company also seeks to obtain, at attractive prices, popular syndicated programming that is complementary to the station's network affiliation. Examples of popular syndicated programming obtained by the Company for broadcast on its Fox, WB and UPN affiliates and independent stations are "Mad About You," "Frasier," "The Simpsons," "Home Improvement" and "Seinfeld." In addition to network programming, the Company's ABC and CBS affiliates broadcast news magazine, talk show, and game show programming such as "Hard Copy," "Entertainment Tonight," "Regis and Kathie Lee," "Wheel of Fortune" and "Jeopardy."

   Children's Programming. The Company seeks to be a leader in children's programming in each of its respective DMAs. The Company's nationally recognized "Kids Club" was the forerunner and model for the Fox network-wide marketing efforts promoting children's programming. Sinclair carries the Fox Children's Network ("FCN") and UPN's childrens' programming, both of which include significant amounts of animated programming throughout the week. In those markets where the Company owns or programs ABC or CBS affiliates, the Company broadcasts those networks' animated programming during weekends. In addition to this animated programming, the Company broadcasts other forms of children's programming, which may be produced by the Company or by an affiliated network.


   Counter-Programming. The Company's programming strategy on its Fox, UPN and Independent stations also includes "counter-programming," which consists of broadcasting programs that are alternatives to the types of programs being shown concurrently on competing stations. This strategy is designed to attract additional audience share in demographic groups not served by concurrent programming on competing stations. The Company believes that implementation of this strategy enables its stations to achieve competitive rankings in households in the 18-49 and 25-54 demographics and to offer greater diversity of programming in each of its DMAs.


   Local News. The Company believes that the production and broadcasting of local news can be an important link to the community and an aid to the station's efforts to expand its viewership. In addition, local news programming can provide access to advertising sources targeted specifically to local news. The Company carefully assesses the anticipated benefits and costs of producing local news prior to introduction at a Company station because a significant investment in capital equipment is required and substantial operating expenses are incurred in introducing, developing and producing local news programming. The Company currently provides local news programming at WBFF in Baltimore, WLFL in Raleigh/Durham, KDNL in St. Louis, KABB in San Antonio, KOVR in Sacramento, WPGH in Pittsburgh and WLOS in Asheville. The Company also broadcasts news programs on WDKY in Lexington, which are produced in part by the Company and in part through the purchase of production services from an independent third party and on

WTTV in Indianapolis, which are produced by a third party in exchange for a limited number of advertising spots. River City Broadcasting, L.P. and its controlled entities (collectively, "River City") provide the Company news production services with respect to the production of news programming and on air talent on WTTE. Pursuant to an agreement, River City provides certain services to the Company in return for a fee equal to approximately $416,000 per year. The possible introduction of local news at the other Company stations is reviewed periodically. The Company's policy is to institute local news programming at a specific station only if the expected benefits of local news programming at the station are believed to exceed the associated costs after an appropriate start-up period.

   Popular Sporting Events. The Company attempts to capture a portion of advertising dollars designated to sports programming in selected DMAs. The Company's independent and UPN affiliated stations generally face fewer restrictions on broadcasting live local sporting events than do their competitors that are affiliates of the major networks and Fox since affiliates of the major networks are subject to prohibitions against preemptions of network programming. The Company has been able to acquire the local television broadcast rights for certain sporting events, such as NBA basketball, Major League Baseball, NFL football, NHL hockey, ACC basketball, Big Ten football and basketball, and SEC football. The Company seeks to expand its sports broadcasting in DMAs as profitable opportunities arise. In addition, the Company's stations that are affiliated with Fox broadcast certain Major League Baseball games, NFL football games and NHL hockey games.


INNOVATIVE LOCAL SALES AND MARKETING

   The Company believes that it is able to attract new advertisers to its stations and increase its share of existing customers' advertising budgets by creating a sense of partnership with those advertisers. The Company develops such relationships by training its sales forces to offer new marketing ideas and campaigns to advertisers. These campaigns often involve the sponsorship by advertisers of local promotional events that capitalize on the station's local identity and programming franchises. For example, several of the Company's stations stage local Kids Fairs which allow station advertisers to reinforce their on-air advertising with their target audience. Through its strong local sales and marketing focus, the Company seeks to capture an increasing share of its revenues from local sources, which are generally more stable than national advertising.

CONTROL OF OPERATING AND PROGRAMMING COSTS


   By employing a disciplined approach to managing programming acquisition and other costs, the Company has been able to achieve operating margins that the Company believes are among the highest in the television broadcast industry. The Company has sought in the past and will continue to seek to acquire quality programming for prices at or below prices paid in the past. As an owner or provider of programming services to 28 stations in 20 DMAs reaching approximately 14% of U.S. television households, the Company believes that it is able to negotiate favorable terms for the acquisition of programming. Moreover, the Company emphasizes control of each of its stations' programming and operating costs through program-specific profit analysis, detailed budgeting, tight control over staffing levels and detailed long-term planning models.

ATTRACT AND RETAIN HIGH QUALITY MANAGEMENT

   The Company believes that much of its success is due to its ability to attract and retain highly skilled and motivated managers, both at the corporate and local station levels. A portion of the compensation provided to general managers, sales managers and other station managers is based on their achieving certain operating results. The Company also provides its corporate and station managers with deferred compensation plans offering options to acquire Class A Common Stock.

COMMUNITY INVOLVEMENT

   Each of the Company's stations actively participates in various community activities and offers many community services. The Company's activities include broadcasting programming of local interest and sponsorship of community and charitable events. The Company also encourages its station employees to become active members of their communities and to promote involvement in community and charitable affairs. The Company believes that active community involvement by its stations provides its stations with increased exposure in their respective DMAs and ultimately increases viewership and advertising support.

ESTABLISH LMAS
--------------


   The Company believes that it can attain significant growth in operating cash flow through the utilization of LMAs. By expanding its presence in a market in which it owns a station, the Company can improve its competitive position with respect to a demographic sector. In addition, by providing programming services to an additional station in a market, the Company is able to realize significant economies of scale in marketing, programming, overhead and capital expenditures. The Company provides programming services pursuant to an LMA to an additional station in seven of its 20 television markets.

PROGRAMMING AND AFFILIATIONS

   The Company continually reviews its existing programming inventory and seeks to purchase the most profitable and cost-effective syndicated programs available for each time period. In developing its selection of syndicated programming, the Company balances the cost of available syndicated programs with their potential to increase advertising revenue and the risk of their reduced popularity during the term of the program contract. The Company seeks to purchase only those programs with contractual periods that permit programming flexibility and which complement a station's overall programming strategy and counter-programming strategy. Programs that can perform successfully in more than one time period are more attractive due to the long lead time and multi-year commitments inherent in program purchasing.

   Twenty-six of the 28 television stations owned or provided programming services by the Company operate as affiliates of Fox (ten stations), UPN (eleven stations), ABC (two stations), WB (two stations) and CBS (one station). The networks produce and distribute programming in exchange for each station's commitment to air the programming at specified times and for commercial announcement time during the programming. In addition, networks other than Fox and UPN pay each affiliated station a fee for each network-sponsored program broadcast by the stations.

   On August 21, 1996, the Company entered into an agreement with Fox (the "Fox Agreement") which, among other things, provides that the affiliation agreements between Fox and eight stations owned or provided programming services by the Company (except as noted below) would be amended to have new five-year terms commencing on the date of the Fox Agreement. Fox has the option to extend the affiliation agreements for an additional five-year term and must extend all of the affiliation agreements if it extends any (except that Fox may selectively renew affiliation agreements if any station has breached its affiliation agreement). The Fox Agreement also provides that the Company will have the right to purchase, for fair market value, any station Fox acquires in a market currently served by a Company owned Fox affiliate (other than the Norfolk and Raleigh-Durham markets) if Fox determines to terminate the affiliation agreement with the Company's station in that market and operate the station acquired by Fox as a Fox affiliate. The agreement confirmed that the affiliation agreement for WTTO (Birmingham, Alabama) would terminate on September 1, 1996, and that affiliation agreements for WTVZ (Norfolk, Virginia) and WLFL (Raleigh, North Carolina) will terminate August 31, 1998. The Fox Agreement also includes provisions limiting the ability of the Company to preempt Fox programming except where it has existing programming conflicts or where the Company preempts to serve a public purpose.

   The Company's affiliation agreement with ABC for WLOS in Asheville has a term which expires in September 1998 but which automatically renews for two-year periods unless either party elects to terminate on six months notice, and its affiliation agreement with CBS for KOVR in Sacramento has a 10-year term expiring in 2005. Each of the Company's UPN affiliation agreements is for three years, and expires in January 1998.

   Each of the affiliation agreements relating to stations involved in the Company's acquisition, agreed to on April 10, 1996, of certain assets of River City ( the "River City Acquisition") (other than River City's Fox affiliates) is terminable by the network upon transfer of the License Assets (as defined herein) of the station. In addition, KDNL (St. Louis) is being operated as an ABC affiliate pursuant to terms negotiated with ABC, but no affiliation agreement has been signed and ABC is not paying affiliation fees, and WLOS (Asheville) is being operated pursuant to terms negotiated with ABC to replace an existing agreement, but the new agreement has not been signed and ABC is paying the lower affiliation fees called for under the old agreement.

RADIO BROADCASTING

   The following table sets forth certain information regarding the radio stations (i) programmed by the Company, (ii) with which the Company has JSAs,
(iii) or which the Company has an option to acquire. Except as indicated, the Company owns the Non-License Assets (as defined herein) of the following stations, and the Company programs these stations pursuant to an LMA with River City.

                   RANKING OF                                            STATION RANK    EXPIRATION
   GEOGRAPHIC       STATION'S           STATION              PRIMARY      IN PRIMARY      DATE OF
     MARKET         MARKET BY         PROGRAMMING          DEMOGRAPHIC    DEMOGRAPHIC       FCC
    SERVED(A)      REVENUE(B)            FORMAT             TARGET(C)      TARGET(D)      LICENSE
----------------  ------------ ------------------------- -------------- -------------- -------------
Los Angeles        2
 KBLA-AM (e)                   Korean                    NA             N/A            12/1/97
St. Louis         17
 KPNT-FM                       Alternative Rock          Adults 18-34     4             2/1/04
 WVRV-FM                       Modern Adult
                                Contemporary             Adults 18-34     7            12/1/03
New Orleans       38
 WLMG-FM                       Adult Contemporary        Women 25-54      2             6/1/03
 KMEZ-FM                       Urban Oldies              Women 25-54      6             6/1/03
 WWL-AM                        News/Talk/Sports          Adults 35-64     1             6/1/03
 WSMB-AM                       Talk/Sports               Adults 35-64    19             6/1/03
Buffalo           40
 WMJQ-FM                       Adult Contemporary        Women 25-54      2             6/1/98
 WKSE-FM                       Contemporary Hit Radio    Women 18-49      1             6/1/98
 WBEN-AM                       News/Talk/Sports          Adults 35-64     1             6/1/98
 WWKB-AM                       Country                   Adults 35-64    16             6/1/98
 WGR-AM(f)(g)                  Sports                    Adults 25-54    10             6/1/98
 WWWS-AM(f)(g)                 Urban Oldies              Women 25-54     12             6/1/98
Memphis           43
 WRVR-FM                       Soft Adult Contemporary   Women 25-54      3             8/1/03
 WJCE-AM                       Urban Oldies              Women 25-54     11             8/1/03
 WOGY-FM                       Country                   Adults 25-54    10             8/1/03
Nashville         44
 WLAC-FM                       Adult Contemporary        Women 25-54      6             8/1/03
 WJZC-FM                       Smooth Jazz               Women 25-54      9             8/1/03
 WLAC-AM                       News/Talk/Sports          Adults 35-64    11             8/1/03

Greenville/
 Spartanburg      59
 WFBC-FM (h)                   Contemporary Hit Radio    Women 18-49      6            12/1/02
 WORD-AM (h)                   News/Talk                 Adults 35-64     9            12/1/02
 WFBC-AM (h)                   News/Talk                 Adults 35-64     9            12/1/02
 WSPA-AM(h)                    Full Service/Talk         Adults 35-64    15            12/1/02
 WSPA-FM(h)                    Soft Adult Contemporary   Women 25-54      2            12/1/02
 WOLI-FM(h)(i)                 Oldies                    Adults 25-54     9            12/1/02
 WOLT-FM(h)(j)                 Oldies                    Adults 25-54    10            12/1/02

Wilkes-Barre/
 Scranton         61
 WKRZ-FM                       Contemporary Hit Radio    Adults 18-49     1             8/1/98
 WGGY-FM                       Country                   Adults 25-54     3             8/1/98
 WILK-AM (k)                   News/Talk/Sports          Adults 35-64     6             8/1/98
 WGBI-AM(k)                    News/Talk/Sports          Adults 35-64    31             8/1/98
 WWSH-FM(f                     Soft Hits                 Women 25-54      7             8/1/98
 WILP-AM(l)                    News/Talk/Sports          Adults 35-64    31             8/1/98
 WWFH-FM(m)                    Soft Hits                 Women 25-54     17             8/1/98

                                                   (Footnotes on following page)
                                        7

----------

(a) Actual city of license may differ from the geographic market served.

(b) Ranking of the principal radio market served by the station among all U.S. radio markets by 1995 aggregate gross radio broadcast revenue according to 1996 Broadcasting & Cable Yearbook.

(c) Due to variations that may exist within programming formats, the primary demographic target of stations with the same programming format may be different.

(d) ll information concerning ratings and audience listening information is derived from the Fall 1996 Arbitron Metro Area Ratings Survey (the "Fall 1996 Arbitron"). Arbitron is the generally accepted industry source for statistical information concerning audience ratings. Due to the nature of listener surveys, other radio ratings services may report different rankings; however, the Company does not believe that any radio ratings service other than Arbitron is accorded significant weight in the radio broadcast industry. "Station Rank in Primary Demographic Target" is the ranking of the station among all radio stations in its market that are ranked in its target demographic group and is based on the station's average persons share in the primary demographic target in the applicable Metro Survey Area. Source: Average Quarter Hour Estimates, Monday through Sunday, 6:00 a.m. to midnight, Fall 1996 Arbitron.

(e) Programming is provided to this station by a third party pursuant to an LMA.

(f) The Company sells advertising time on these stations pursuant to a JSA.

(g) The Company has agreed to acquire these stations, subject to FCC approval of the transfer of the related licenses.

(h) The Company has an option to acquire Keymarket of South Carolina, Inc., which owns and operates WFBC-AM, WORD-AM and WFBC-FM, has an option to acquire and provides programming services pursuant to an LMA to WSPA-AM and WSPA-FM, and provides sales services pursuant to a JSA and has an option to acquire WOLI-FM and WOLT-FM.

(i) WOLI-FM was formerly WXWX-FM.

(j) WOLT-FM was formerly WXWZ-FM.

(k) WILK-AM and WGBI-AM simulcast their programming.

(l) WILP-AM was formerly WXPX-AM.

(m) WWFH-FM was formerly WQEQ-FM.

Radio Operating Strategy

   The Company's radio strategy is to operate a cluster of radio stations in each of a variety of geographic markets throughout the country. In each geographic market, the Company employs broadly diversified programming formats to appeal to a variety of demographic groups within the market. The Company seeks to strengthen the identity of each of its stations through its programming and promotional efforts, and emphasizes that identity to a far greater degree than the identity of any local radio personality.

   The Company believes that its strategy of appealing to diverse demographic groups in a variety of geographic markets allows it to reach a larger share of the overall advertising market while realizing economies of scale and avoiding dependence on one demographic or geographic market. The Company realizes economies of scale by combining sales and marketing forces, back office operations and general management in each geographic market. At the same time, the geographic diversity of its portfolio of radio stations helps lessen the potential impact of economic downturns in specific markets and the diversity of target audiences served helps lessen the impact of changes in listening preferences. In addition, the geographic and demographic diversity allows the Company to avoid dependence on any one or any small group of advertisers.

   The Company's group of radio stations includes the top billing station group in two markets and one of the top three billing station groups in each of its markets other than Los Angeles, St. Louis and Nashville. Through ownership or LMAs, the group also includes duopolies in six of its seven markets and, upon exercise of options to acquire stations in the Greenville/Spartanburg market, the Company will have duopolies in seven of its eight markets.

   Depending on the programming format of a particular station, there are a predetermined number of advertisements broadcast each hour. The Company determines the optimum number of advertisements available for sale during each hour without jeopardizing listening levels (and the resulting ratings). Although there may be shifts from time to time in the number of advertisements available for sale during a particular time of day, the total number of advertisements available for sale on a particular station normally does not vary significantly. Any change in net radio broadcasting revenue, with the exception of those instances where stations are acquired or sold, is generally the result of pricing adjustments made to ensure that the station effectively uses advertising time available for sale, an increase in the number of commercials sold or a combination of these two factors.

   Large, well-trained local sales forces are maintained by the Company in each of its radio markets. The Company's principal goal in its sales efforts is to develop long-standing customer relationships through frequent direct contacts, which the Company believes provides it with a competitive advantage. Additionally, in some radio markets, duopolies permit the Company to offer creative advertising packages to local, regional and national advertisers. Each radio station programmed by the Company also engages a national independent sales representative to assist it in obtaining national advertising revenues. These representatives obtain advertising through national advertising agencies and receive a commission from the radio station based on its gross revenue from the advertising obtained.

BROADCASTING ACQUISITION STRATEGY

   On February 8, 1996, the Telecommunications Act of 1996 (the "1996 Act") was signed into law. The 1996 Act represents the most sweeping overhaul of the country's telecommunications laws since the Communications Act of 1934 (as amended, the "Communicatons Act"). The 1996 Act relaxes the broadcast ownership rules and simplifies the process for renewal of broadcast station licenses.

   The Company believes that the enactment of the 1996 Act presents a unique opportunity to build a larger and more diversified broadcasting company. Additionally, the Company expects that the opportunity to act as one of the consolidators of the industry will enable the Company to gain additional influence with program suppliers, television networks, other vendors, and alternative delivery media. The Company also believes that the additions to its management team as a result of the River City Acquisition will give it additional resources to take advantage of these developments.

   In implementing its acquisition strategy, the Company seeks to identify and pursue favorable station or group acquisition opportunities primarily in the 15th to 75th largest DMAs and Metro Survey Areas as defined by the audience measuring service Arbitron ("MSAs"). In assessing potential acquisitions, the Company examines opportunities to improve revenue share, audience share and/or cost control. Additional factors considered by the Company in a potential acquisition include geographic location, demographic characteristics and competitive dynamics of the market.

   In furtherance of its acquisition strategy, the Company routinely reviews, and conducts investigations of, potential television and radio station acquisitions. When the Company believes a favorable opportunity exists, the Company seeks to enter into discussions with the owners of such stations regarding the possibility of an acquisition by the Company. At any given time, the Company may be in discussions with one or more such station owners.

   Since the 1996 Act became effective, the Company has acquired, obtained options to acquire or has acquired the right to program or provide sales services to 16 television and 33 radio stations for an aggregate consideration of approximately $1.3 billion. Certain terms of these acquisitions are described below.

   River City Acquisition. On May 31, 1996, pursuant to the Amended and Restated Asset Purchase Agreement, the Company acquired all of the Non-License Assets of River City other than the assets relating to WSYX-TV in Columbus, Ohio. Simultaneously, the Company entered into a 10-year LMA with River City with respect to all of River City's License Assets (with the exception of the License Assets relating to WSYX) and was granted: (i) a 10-year option (the "License Assets Option") to acquire River City's License Assets (with the exception of the License Assets relating to WSYX); and (ii) a three-year option to acquire the assets relating to WSYX-TV (both the License and Non-License Assets, collectively the "Columbus Option"). The exercise price for the License Assets Option is $20 million and the Company is required to pay an extension fee with respect to the License Assets Option as follows: (1) 8% of $20 million for the first year following the closing of the River City Acquisition; (2) 15% of $20 million for the second year following such closing; and (3) 25% of $20 million for each following year. The Non-License Assets acquired from River City relate to eight television stations and 21 radio stations owned and operated by River City. In addition, the Company acquired from another party the Non-License Assets relating to one additional television station (KRRT) to which River City provided programming pursuant to an LMA. The Company assigned its option to acquire the License Assets of one television station (WFBC) to Glencairn, and Glencairn also acquired the option to acquire the License Assets of KRRT. The Company also acquired River City's rights under LMAs with respect to KRRT and four radio stations to which River City provided programming or sales services. The Company has exercised the License Assets Option and has acquired the License Assets of all but the two radio stations in the St. Louis market. Acquisition of the remaining License Assets is now subject to FCC approval of transfer of such License Assets. There can be no assurance that this approval will be obtained. Applications for transfer of the License Assets were filed in July and August 1996, except application for transfer of the License Assets relating to WTTV and WTTK which was filed in November 1996. The applications with respect to the two radio stations in the St. Louis market are pending, and require a special waiver because of the Company's pending acquisition of a television station (KDNL) in the market.

   The Company paid an aggregate of approximately $1.0 billion for the Non-License Assets and the License Assets Option consisting of $847.6 million in cash and 1,150,000 shares of Series A Convertible Preferred Stock of the Company and 1,382,435 stock options. The Series A Convertible Preferred Stock has been exchanged for 1,150,000 shares of Series B Convertible Preferred Stock of the Company, which at issuance had an aggregate liquidation value of $115 million, and are convertible at any time, at the option of the holders, into an aggregate of 4,181,818 shares of Class A Common Stock of the Company (which had a market value on May 31, 1996 of approximately $125.1 million). The exercise price for the Columbus Option is approximately $130 million plus the amount of indebtedness secured by the WSYX assets on the date of exercise (not to exceed the amount outstanding on the date of closing of $105 million) and the Company is required to pay an extension fee with respect to the Columbus Option as follows: (1) 8% of $130 million for the first year following the closing of the River City Acquisition; (2) 15% of $130 million for the second year following the closing; and (3) 25% of $130 million for each following year. The extension fee accrues beginning on the date of closing, and is payable (beginning December 31, 1996) at the end of each calendar quarter until such time as the option is exercised or River City sells WSYX to a third party. The Company paid the extension fee due December 31, 1996. Pursuant to the LMAs with River City and the owner of KRRT, the Company is required to provide at least 166 hours per week of programming to each television and radio station and, subject to certain exceptions, River City and the owner of KRRT are required to broadcast all programming provided by the Company. The Company is required to pay River City and the owner of KRRT monthly fees under the LMAs in an amount sufficient to cover specified expenses of operating the stations, which are currently approximately $134,000 per month for all River City television and radio stations the Company programs (including KRRT). The Company has the right to sell advertising time on the stations during the hours programmed by the Company.

   The Company and River City filed notification under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act"), with respect to the Company's acquisition of all River City assets prior to closing the acquisition. After the United States Justice Department ("DOJ") indicated that it would request additional information regarding the antitrust implications of the acquisition of WSYX by the Company in light of the Company's ownership of WTTE, the Company and River City agreed to submit separate notifications with respect to the WSYX assets and the other River City assets. The DOJ then granted early termination of the waiting period with respect to the transfer of the River City assets other than WSYX, permitting the acquisition of those assets to proceed. The Company and River City agreed to notify the DOJ 30 days before entering into an LMA or similar agreement with respect to WSYX and agreed not to enter into such an agreement until 20 days after substantially complying with any request for information from DOJ regarding the transaction. The Company is in the process of preparing a submission to the DOJ regarding the competitive effects of entering into an LMA arrangement in Columbus. The Company has agreed to sell the License Assets of WTTE to Glencairn and to enter into an LMA with Glencairn to provide programming services to WTTE, but the Company does not believe that this transaction will be completed unless the Company acquires WSYX.

   In the River City Acquisition, the Company also acquired an option held by River City to purchase either (i) all of the assets of Keymarket of South Carolina, Inc. ("KSC") for the forgiveness of debt held by the Company in an aggregate principal amount of approximately $7.4 million as of August 22, 1996, plus payment of approximately $1,000,000 less certain adjustments or (ii) all of the stock of KSC for $1,000,000 less certain adjustments. KSC owns and operates three radio stations in the Greenville/Spartanburg, South Carolina MSA (WFBC-FM, WFBC-AM and WORD-AM). The options to acquire the assets and stock of KSC expire on December 31, 1997. KSC also holds an option to acquire from Spartan Radiocasting, Inc. certain assets relating to two additional stations (WSPA-AM and WSPA-FM) in the Greenville/Spartanburg MSA and which KSC currently programs pursuant to an LMA. KSC's option to acquire these assets is exercisable for $5.15 million and expires in January 2000, subject to extension to the extent the applicable LMA is extended beyond that date. KSC also has an option to acquire assets of Palm Broadcasting Company, L.P., which owns two additional stations in the Greenville/Spartanburg MSA (WOLI-FM and WOLT-FM) in an amount equal to the outstanding debt of Palm Broadcasting Company, L.P. to the Company, which was approximately $3.0 million as of June 30, 1996. This option expires in April 2001. KSC has a JSA with Palm Broadcasting Company, L.P., but does not provide programming for WOLI or WOLT.

   Superior   Acquisition.   On  May  8,  1996,  the  Company  acquired  WDKY-TV
(Lexington, Kentucky) and KOCB-TV (Oklahoma City, Oklahoma) by acquiring the stock of Superior Communications, Inc. for approximately $63.5 million.

   Flint Acquisition. On February 27, 1996 the Company acquired the assets of WSMH-TV (Flint, Michigan) for approximately $35.8 million by exercising options granted in 1995.

   Cincinnati/Kansas City Acquisitions. On July 1, 1996, the Company acquired the assets of KSMO-TV (Kansas City, Missouri) and on August 1, 1996, it acquired the assets of WSTR-TV (Cincinnati, Ohio) for approximately $34.2 million.

   Peoria/Bloomington  Acquisition.  On July 1, 1996,  the Company  acquired the
assets  of  WYZZ-TV  (Peoria/Bloomington,   Illinois)  for  approximately  $21.2
million.

1997 ACQUISITIONS

   Since the end of 1996, the Company has entered into agreements to acquire one television station and two radio stations, and has completed the acquisition of two radio stations. On January 30, 1997, the Company entered into an agreement to acquire the assets of KUPN-TV, the UPN affiliate in Las Vegas, Nevada, for $87.0 million. The Company also entered into an agreement on January 29, 1997 to acquire the assets of WGR-AM and WWWS-AM in Buffalo, New York for $1.5 million. The Company's acquisition of these stations is subject to FCC approval of applications to assign the licenses of these stations. The Company currently sells the commercial air time of WGR-AM and WWWS-AM pursuant to a JSA. On January 31, 1997, the Company completed the acquisition of the assets of WWSH-FM and WILP-AM, each in Wilkes-Barre, Pennsylvania, for aggregate consideration of approximately $773,000.


LOCAL MARKETING AGREEMENTS

   The Company generally enters into LMAs and similar arrangements with stations located in markets in which the Company already owns and operates a station, and in connection with acquisitions, pending regulatory approval of transfer of License Assets. Under the terms of the LMAs the Company makes specified periodic payments to the owner-operator in exchange for the grant to the Company of the right to program and sell advertising on a specified portion of the station's inventory of broadcast time. Nevertheless, as the holder of the FCC license, the owner-operator retains full control and responsibility for the operation of the station, including control over all programming broadcast on the station.

   The Company currently has LMA arrangements with stations in five markets in which it owns a television station: Pittsburgh, Pennsylvania (WPTT), Baltimore, Maryland (WNUV), Raleigh/Durham, North Carolina (WRDC), Milwaukee, Wisconsin
(WVTV) and Birmingham, Alabama (WABM). The Company also has LMA arrangements in two markets (San Antonio and Asheville/Greenville/Spartanburg) in which the Company will own a station upon completion of the acquisition of License Assets from River City. In addition, the Company has an LMA arrangement with a station in the Tuscaloosa, Alabama market (WDBB), which is adjacent to Birmingham. In each of these markets, other than Pittsburgh and Tuscaloosa, the LMA arrangement is (or will be after transfer of License Assets from River City) with Glencairn and the Company owns the Non-License Assets (as defined below) of the stations. The Company owns the assets of one radio station (KBLA-AM in Los Angeles) which an independent third party programs pursuant to an LMA.

   The Company believes that it is able to increase its revenues and improve its margins by providing programming services to stations in selected DMAs and MSAs where the Company already owns a station. In certain instances, single station operators and stations operated by smaller ownership groups do not have the management expertise or the operating efficiencies available to the Company as a multi-station broadcaster. The Company seeks to identify such stations in selected markets and to provide such stations with programming services pursuant to LMAs. In addition to providing the Company with additional revenue opportunities, the Company believes that these LMA arrangements have assisted certain stations whose operations may have been marginally profitable to continue to air popular programming and contribute to diversity of programming in their respective DMAs and MSAs.

   In cases where the Company enters into LMA arrangements in connection with a station whose acquisition by the Company is pending FCC approval, the Company
(i) obtains an option to acquire the station assets essential for broadcasting a television or radio signal in compliance with regulatory guidelines, generally consisting of the FCC license, transmitter, transmission lines, technical equipment, call letters and trademarks, and certain furniture, fixtures and equipment (the "License Assets") and (ii) acquires the remaining assets (the "Non-License Assets") at the time it enters into the option. Following acquisition of the Non-License Assets, the License Assets continue to be owned by the owner-operator and holder of the FCC license, which enters into an LMA with the Company. After FCC approval for transfer of the License Assets is obtained, the Company exercises its option to acquire the License Assets and become the owner-operator of the station, and the LMA arrangement is terminated.

   In connection with the River City Acquisition, the Company entered into an LMA in the form of time brokerage agreements ("TBAs") with River City and the owner of KRRT with respect to each of the nine television (including KDSM-TV) and 21 radio stations with respect to which the Company acquired Non-License Assets. The TBAs are for a ten-year term, which corresponds with the term of the option the Company holds to acquire the related River City License Assets. Pursuant to the TBA, the Company pays River City and the owner of KRRT fees in return for which the Company acquires all of the inventory of broadcast time of the stations and the right to sell 100% of each station's inventory of advertising time. The Company has filed applications with respect to the transfer of the License Assets of seven of the nine television stations and the 21 radio stations with respect to which the Company acquired Non-License Assets in the River City Acquisition. Such applications have been granted with respect to 19 of the 21 radio stations, and the Company has acquired the license assets of each of the 19 radio stations. Upon grant of FCC approval of the transfer of License Assets with respect to the remaining stations, the Company intends to acquire the License Assets, and thereafter the LMAs will terminate and the Company will operate the stations. With respect to the remaining two television stations, Glencairn has applied for transfer of the License Assets of these stations, and the Company intends to program these stations under LMAs with Glencairn upon FCC approval of the transfer of the License Assets to Glencairn. Petitions to deny or informal objections have been filed against these applications by third parties.

   In addition to its LMAs, the Company sells commercial air time for (but does not provide programming to) three radio stations pursuant to JSAs in MSAs in which it has interests in other radio stations. Under the Company's JSAs, the Company has obtained the right, for a fee paid to the owner and operator of the station, to sell substantially all of the commercial advertising on the station.


FEDERAL REGULATION OF TELEVISION AND RADIO BROADCASTING

   The ownership, operation and sale of television and radio stations are subject to the jurisdiction of the FCC, which acts under authority granted by the Communications Act. Among other things, the FCC assigns frequency bands for broadcasting; determines the particular frequencies, locations and operating power of stations; issues, renews, revokes and modifies station licenses; regulates equipment used by stations; adopts and implements regulations and policies that directly or indirectly affect the ownership, operation and employment practices of stations; and has the power to impose penalties for violations of its rules or the Communications Act.

   The following is a brief summary of certain provisions of the Communications Act, the recently-enacted 1996 Act and specific FCC regulations and policies. Reference should be made to the Communications Act, FCC rules and the public notices and rulings of the FCC for further information concerning the nature and extent of federal regulation of broadcast stations.

   License Grant and Renewal. Television stations operate pursuant to broadcasting licenses that formerly were granted by the FCC for maximum terms of five years, and radio stations operate pursuant to broadcasting licenses that formerly were granted by the FCC for maximum terms of seven years. The 1996 Act authorizes the FCC to grant all broadcast licenses (both television and radio) for maximum terms of eight years, and the FCC has issued an order directing its staff to implement this statutory change.

   Television and radio station licenses are subject to renewal upon application to the FCC. During certain periods when renewal applications are pending, competing applicants may file for the radio or television frequency being used by the renewal applicant. During the same periods, petitions to deny license renewal applications may be filed by interested parties, including members of the public. Prior to the 1996 Act, the FCC was generally required to hold hearings on renewal applications if a competing application against a renewal application was filed, if the FCC was unable to determine that renewal of a license would serve the public interest, convenience and necessity, or if a petition to deny raised a "substantial and material question of fact" as to whether the grant of the renewal application would be prima facie consistent with the public interest, convenience and necessity.

   The 1996 Act does not prohibit either the filing of petitions to deny license renewals or the filing of competing applications. Under the 1996 Act, the FCC is still required to hold hearings on renewal applications if it is unable to determine that renewal of a license would serve the public interest, convenience or necessity, or if a petition to deny raises a "substantial and material question of fact" as to whether the grant of the renewal application would be prima facie inconsistent with the public interest, convenience and necessity. Pursuant to the 1996 Act, however, the FCC is prohibited from considering competing applications for a renewal applicant's frequency, and is required to grant the renewal application, if the FCC finds
(i) that the station has served the public interest,  convenience and necessity;
(ii) that there have been no serious violations by the licensee of the Communications Act or the rules and regulations of the FCC; and (iii) there have been no other violations by the licensee of the Communications Act or the rules and regulations of the FCC that, when taken together, would constitute a pattern of abuse.

   All of the stations that the Company (i) owns and operates; (ii) intends to acquire pursuant to the River City Acquisition and other acquisitions; (iii) currently provides programming services to pursuant to an LMA or (iv) currently sells commercial air time pursuant to a JSA, are presently operating under regular licenses, which expire as to each station on the dates set forth under "Television Broadcasting" and "Radio Broadcasting," above. Although renewal of license is granted in the vast majority of cases even when petitions to deny are filed, there can be no assurance that the licenses of such stations will be renewed.

OWNERSHIP MATTERS

General

   The Communications Act prohibits the assignment of a broadcast license or the transfer of control of a broadcast licensee without the prior approval of the FCC. In determining whether to permit the assignment or transfer, or the grant or renewal of, a broadcast license, the FCC considers a number of factors pertaining to the licensee, including compliance with various rules limiting common ownership of media properties, the "character" of the licensee and those persons holding "attributable" interests therein, and compliance with the Communications Act's limitations on Alien (as defined herein) ownership.

   To obtain the FCC's prior consent to assign or transfer a broadcast license, appropriate applications must be filed with the FCC. If the application involves the assignment of the license or a "substantial change" in ownership or control (i.e., the transfer of more than 50% of the voting stock), the application must be placed on public notice for a period of approximately 30 days during which petitions to deny the application may be filed by interested parties, including members of the public. If an assignment application does not involve new parties, or if a transfer application does not involve a "substantial change" in ownership or control, it is a "pro forma" application. The "pro forma" application is nevertheless subject to having informal objections filed against it. If the FCC grants an assignment or transfer application, interested parties have approximately 30 days from public notice of the grant to seek reconsideration of that grant. Generally, parties that do not file initial petitions to deny or informal objections against the application face a high hurdle in seeking reconsideration of the grant. The FCC normally has approximately an additional 10 days to set aside such grant on its own motion. When passing on an assignment or transfer application, the FCC is prohibited from considering whether the public interest might be served by an assignment or transfer to any party other than the assignee or transferee specified in the application.

   The FCC generally applies its ownership limits to "attributable" interests held by an individual, corporation, partnership or other association. In the case of corporations holding, or through subsidiaries controlling, broadcast licenses, the interests of officers, directors and those who, directly or indirectly, have the right to vote 5% or more of the corporation's stock (or 10% or more of such stock in the case of insurance companies, investment companies and bank trust departments that are passive investors) are generally attributable, except that, in general, no minority voting stock interest will be attributable if there is a single holder of more than 50% of the outstanding voting power of the corporation. The FCC has a pending rulemaking proceeding that, among other things, seeks comment on whether the FCC should modify its attribution rules by, among other things, (i) raising the attribution stock benchmark from 5% to 10%; (ii) raising the attribution stock benchmark for passive investors from 10% to 20%; (iii) restricting the availability of the single majority shareholder exemption; and (iv) attributing certain interests such as non-voting stock, debt and certain holdings by limited liability corporations in certain circumstances. More recently, the FCC has solicited comment on proposed rules that would (i) treat an otherwise nonattributable equity or debt interest in a licensee as an attributable interest where the interest holder is a program supplier or the owner of a broadcast station in the same market and the equity and/or debt holding is greater than a specified benchmark; (ii) treat a licensee of a television station which, under an LMA, brokers more than 15% of the time on another television station serving the same market, as having an attributable interest in the brokered station; and (iii) in certain circumstances, treat the licensee of a broadcast station that sells advertising time on another station in the same market pursuant to a JSA as having an attributable interest in the station whose advertising is being sold.


   The Controlling Stockholders hold attributable interests in two entities owning media properties, namely: Channel 63, Inc., licensee of WIIB-TV, a UHF television station in Bloomington, Indiana, and Bay Television, Inc., licensee of WTTA-TV, a UHF television station in St. Petersburg, Florida. All of the issued and outstanding shares of Channel 63, Inc. are owned by the Controlling Stockholders. All the issued and outstanding shares of Bay Television, Inc. are owned by the Controlling Stockholders (75%) and Robert L. Simmons (25%), a former stockholder of the Company. The Controlling Stockholders have agreed to divest their attributable interests in Channel 63, Inc. and the Company believes that, after doing so, such holdings will not materially restrict its ability to acquire or program additional broadcast stations.


   Under its "cross-interest" policy, the FCC considers certain "meaningful" relationships among competing media outlets in the same market, even if the ownership rules do not specifically prohibit the relationship. Under this policy, the FCC may consider significant equity interests combined with an attributable interest in a media outlet in the same market, joint ventures, and common key employees among competitors. The cross-interest policy does not necessarily prohibit all of these interests, but requires that the FCC consider whether, in a particular market, the "meaningful" relationships between competitors could have a significant adverse effect upon economic competition and program diversity. Heretofore, the FCC has not applied its cross-interest policy to LMAs and JSAs between broadcast stations. In its ongoing rulemaking proceeding concerning the attribution rules, the FCC has sought comment on, among other things, (i) whether the cross-interest policy should be applied only in smaller markets, and (ii) whether non-equity financial relationships such as debt, when combined with multiple business interrelationships such as LMAs and JSAs, raise concerns under the cross-interest policy. Moreover, in its most recent proposals in its ongoing attribution rulemaking proceeding, the FCC has proposed treating television LMAs, JSAs, and debt or equity interests as attributable interests in certain circumstances without regard to the cross-interest policy.

   The Communications Act prohibits the issuance of broadcast licenses to, or the holding of a broadcast license by, any corporation of which more than 20% of the capital stock is owned of record or voted by non-U.S. citizens or their representatives or by a foreign government or a representative thereof, or by any corporation organized under the laws of a foreign country (collectively, "Aliens"). The Communications Act also authorizes the FCC, if the FCC determines that it would be in the public interest, to prohibit the issuance of a broadcast license to, or the holding of a broadcast license by, any corporation directly or indirectly controlled by any other corporation of which more than 25% of the capital stock is owned of record or voted by Aliens. The Company has been advised that the FCC staff has interpreted this provision to require a finding that such grant or holding would be in the public interest before a broadcast license may be granted to or held by any such corporation and that the FCC staff has made such a finding only in limited circumstances. The FCC has issued interpretations of existing law under which these restrictions in modified form apply to other forms of business organizations, including partnerships. As a result of these provisions, the licenses granted to subsidiaries of the Company by the FCC could be rescinded if, among other restrictions imposed by the FCC, more than 25% of the Company's stock were owned or voted by Aliens. The Company and the subsidiaries are domestic corporations, and the Controlling Stockholders are all United States citizens. The Amended and Restated Articles of Incorporation of the Company (the "Amended Certificate") contains limitations on Alien ownership and control that are substantially similar to those contained in the Communications Act. Pursuant to the Amended Certificate, the Company has the right to repurchase Alien-owned shares at their fair market value to the extent necessary, in the judgment of the Board of Directors, to comply with the Alien ownership restrictions.

TELEVISION
----------

   National Ownership Rule. Prior to the 1996 Act, FCC rules generally prohibited an individual or entity from having an attributable interest in more than 12 television stations nationwide, or in television stations reaching more than 25% of the national television viewing audience. Pursuant to the 1996 Act, the FCC has modified its rules to eliminate any limitation on the number of television stations an individual or entity may own nationwide, subject to the restriction that no individual or entity may have an attributable interest in television stations reaching more than 35% of the national television viewing audience. Historically, VHF stations have shared a larger portion of the market than UHF stations. Therefore, only half of the households in the market area of any UHF station are included when calculating whether an entity or individual owns television stations reaching more than 35% of the national television viewing audience. All but three of the stations owned and operated by the Company, or to which the Company provides programming services, are UHF.


   Duopoly Rule. On a local level, the television "duopoly" rule generally prohibits a single individual or entity from having an attributable interest in two or more television stations with overlapping Grade B service areas. While the 1996 Act has not eliminated the TV duopoly rule, it does direct the FCC to initiate a rulemaking proceeding to determine whether to retain, modify, or eliminate the rule. The FCC has pending a rulemaking proceeding in which it has proposed to modify the television duopoly rule to permit the common ownership of television stations in different DMAs, so long as the Grade A signal contours of the stations do not overlap. Pending resolution of its rulemaking proceeding, the FCC has adopted an interim waiver policy that permits the common ownership of television stations in different DMAs with no overlapping Grade A signal contours, conditioned on the final outcome of the rulemaking proceeding. The FCC has also sought comment on whether common ownership of two television stations in a market should be permitted (i) where one or more of the commonly owned stations is UHF, (ii) where one of the stations is in bankruptcy or has been off the air for a substantial period of time and (iii) where the commonly owned stations have very small audience or advertising shares, are located in a very large market, and/or a specified number of independently owned media voices would remain after the acquisition.

   Local Marketing Agreements. Over the past few years, a number of television stations, including certain of the Company's stations, have entered into what have commonly been referred to as LMAs. While these agreements may take varying forms, pursuant to a typical LMA, separately owned and licensed television stations agree to enter into cooperative arrangements of varying sorts, subject to compliance with the requirements of antitrust laws and with the FCC's rules and policies. Under these types of arrangements, separately-owned stations could agree to function cooperatively in terms of programming, advertising sales, etc., subject to the requirement that the licensee of each station shall maintain independent control over the programming and operations of its own station. One typical type of LMA is a programming agreement between two separately-owned television stations serving a common service area, whereby the licensee of one station programs substantial portions of the broadcast day on the other licensee's station, subject to ultimate editorial and other controls being exercised by the latter licensee, and sells advertising time during such program segments. Such arrangements are an extension of the concept of "time brokerage" agreements, under which a licensee of a station sells blocks of time on its station to an entity or entities which program the blocks of time and which sell their own commercial advertising announcements during the time periods in question. Over the past few years, the staff of the FCC's Mass Media Bureau has held that LMAs are not contrary to the Communications Act, provided that the licensee of the station which is being substantially programmed by another entity maintains complete responsibility for and control over programming and operations of its broadcast station and assures compliance with applicable FCC rules and policies.

   At present, FCC rules permit television station LMAs, and the licensee of a television station brokering time on another television station is not considered to have an attributable interest in the brokered station. However, in connection with its ongoing rulemaking proceeding regarding the television duopoly rule, the FCC has proposed to adopt rules providing that the licensee of a television station which brokers more than 15% of the time on another television station serving the same market would be deemed to have an attributable interest in the brokered station for purposes of the national and local multiple ownership rules.

   The 1996 Act provides that nothing therein "shall be construed to prohibit the origination, continuation, or renewal of any television local marketing agreement that is in compliance with the regulations of the [FCC]." The legislative history of the 1996 Act reflects that this provision was intended to grandfather television LMAs that were in existence upon enactment of the 1996 Act, and to allow television LMAs consistent with the FCC's rules subsequent to enactment of the 1996 Act. In its pending rulemaking proceeding regarding the television duopoly rule, the FCC has proposed to adopt a grandfathering policy providing that, in the event that television LMAs become attributable interests, LMAs that are in compliance with existing FCC rules and policies and were entered into before November 5, 1996, would be permitted to continue in force until the original term of the LMA expires. Under the FCC's proposal, television LMAs that are entered into or renewed after November 5, 1996 would have to be terminated if LMAs are made attributable interests and the LMA in question resulted in a violation of the television multiple ownership rules. The Company's LMAs with television stations WPTT in Pittsburgh, Pennsylvania, WNUV in Baltimore, Maryland, WVTV in Milwaukee, Wisconsin, WRDC in Raleigh/Durham, North Carolina, WABM in Birmingham, Alabama, and WDBB in Tuscaloosa, Alabama, were in existence on both the date of enactment of the 1996 Act and November 5, 1996. The Company's LMAs with television stations KDNL in St. Louis, Missouri, KOVR in Sacramento, California, WTTV and WTTK in Indianapolis, Indiana, WLOS in Asheville, North Carolina, WFBC in Greenville-Spartanburg, South Carolina, KABB in San Antonio, Texas, and KDSM in Des Moines, Iowa, were entered into subsequent to the date of enactment of the 1996 Act but prior to November 5, 1996. The Company's LMA with television station KRRT in Kerrville, Texas was in existence on the date of enactment of the 1996 Act, but was assumed by the Company subsequent to that date but prior to November 5, 1996.

   The TV duopoly rule currently prevents the Company from acquiring the licenses of television stations with which it has LMAs in those markets where the Company owns a television station. As a result, if the FCC were to decide that the provider of programming services under a television LMA should be treated as having an attributable interest in the brokered station, and if it did not relax its television duopoly rule, the Company could be required to modify or terminate those of its LMAs that were not in existence on the date of enactment of the 1996 Act or on November 5, 1996. Furthermore, if the FCC adopts its present proposal with respect to the grandfathering of television LMAs, the Company could be required to terminate even those LMAs that were in effect prior to the date of enactment of the 1996 Act or prior to November 5, 1996, after the initial term of the LMA or upon assignment of the LMA. In such an event, the Company could be required to pay termination penalties under certain of such LMAs. Further, if the FCC were to find, in connection with any of the Company's LMAs, that the owners/licensees of the stations with which the Company has LMAs failed to maintain control over their operations as required by FCC rules and policies, the licensee of the LMA station and/or the Company could be fined or set for hearing, the outcome of which could be a monetary forfeiture or, under certain circumstances, loss of the applicable FCC license. The Company is unable to predict the ultimate outcome of possible changes to these FCC rules and the impact such FCC rules may have on its broadcasting operations.

   On June 1, 1995, the Chief of the FCC's Mass Media Bureau released a Public Notice concerning the processing of television assignment and transfer applications proposing LMAs. Due to the pendency of the ongoing rulemaking proceeding concerning attribution of ownership, the Mass Media Bureau has placed certain restrictions on the types of television assignment and transfer applications involving LMAs that it will approve during the pendency of the rulemaking. Specifically, the Mass Media Bureau has stated that it will not approve arrangements where a time broker seeks to finance a station acquisition and hold an option to purchase the station in the future. The Company believes that none of the Company's LMAs or TBAs fall within the ambit of this Public Notice.

RADIO

   National Ownership Rule. Prior to the 1996 Act, the FCC's rules limited an individual or entity from holding attributable interests in more than 20 AM and 20 FM radio stations nationwide. Pursuant to the 1996 Act, the FCC has modified its rules to eliminate any limitation on the number of radio stations a single individual or entity may own nationwide.

   Local Ownership Rule. Prior to the 1996 Act, the FCC's rules generally permitted an individual or entity to hold attributable interests in no more than four radio stations in a local market (no more than two of which could be in the same service (AM or FM)), and then only if the aggregate audience share of the commonly owned stations did not exceed 25%. In markets with fewer than 15 commercial radio stations, an individual or entity could hold an attributable interest in no more than three radio stations in the market (no more than two of which could be in the same service), and then only if the number of the commonly owned stations did not exceed 50% of the total number of commercial radio stations in the market.


   Pursuant to the 1996 Act, the limits on the number of radio stations one entity may own locally have been increased as follows: (i) in a market with 45 or more commercial radio stations, an entity may own up to eight commercial radio stations, not more than five of which are in the same service (AM or FM);
(ii) in a market with between 30 and 44 (inclusive) commercial radio stations, an entity may own up to seven commercial radio stations, not more than four of which are in the same service; (iii) in a market with between 15 and 29
(inclusive) commercial radio stations, an entity may own up to six commercial radio stations, not more than four of which are in the same service; and (iv) in a market with 14 or fewer commercial radio stations, an entity may own up to five commercial radio stations, not more than three of which are in the same service, except that an entity may not own more than 50% of the stations in such market. These numerical limits apply regardless of the aggregate audience share of the stations sought to be commonly owned. FCC ownership rules continue to permit an entity to own one FM and one AM station in a local market regardless of market size. Irrespective of FCC rules governing radio ownership, however, the Department of Justice and the Federal Trade Commission have the authority to determine, and in certain recent radio transactions not involving the Company have determined, that a particular transaction presents antitrust concerns.

   Local Marketing Agreements. As in television, a number of radio stations have entered into LMAs. The Company has entered into LMAs with certain radio stations in connection with the River City Acquisition.

   The FCC's multiple ownership rules specifically permit radio station LMAs to be entered into and implemented, so long as the licensee of the station which is being programmed under the LMA maintains complete responsibility for and control over programming and operations of its broadcast station and assures compliance with applicable FCC rules and policies. For the purposes of the multiple ownership rules, in general, a radio station being programmed pursuant to an LMA by an entity is not considered an attributable ownership interest of that entity unless that entity already owns a radio station in the same market. However, a licensee that owns a radio station in a market, and brokers more than 15% of the time on another station serving the same market, is considered to have an attributable ownership interest in the brokered station for purposes of the FCC's multiple ownership rules. As a result, in a market in which the Company owns a radio station, the Company would not be permitted to enter into an LMA with another local radio station which it could not own under the local ownership rules, unless the Company's programming constituted 15% or less of the other local station's programming time on a weekly basis. The FCC's rules also prohibit a broadcast licensee from simulcasting more than 25% of its programming on another station in the same broadcast service (i.e., AM-AM or FM-FM) through a time brokerage or LMA arrangement where the brokered and brokering stations serve substantially the same area.

   Joint Sales Agreements. Over the past few years, a number of radio (and television) stations have entered into cooperative arrangements commonly known as joint sales agreements, or JSAs. While these agreements may take varying forms, under the typical JSA, a station licensee obtains, for a fee, the right to sell substantially all of the commercial advertising on a separately-owned and licensed station in the same market. The typical JSA also customarily involves the provision by the selling licensee of certain sales, accounting, and "back office" services to the station whose advertising is being sold. The typical JSA is distinct from an LMA in that a JSA (unlike an LMA) normally does not involve programming. In connection with the River City Acquisition, the Company has assumed River City's rights under JSAs with three radio stations.

   The FCC has determined that issues of joint advertising sales should be left to enforcement by antitrust authorities, and therefore does not generally regulate joint sales practices between stations. Currently, stations for which a licensee sells time under a JSA are not deemed by the FCC to be attributable interests of that licensee. However, in connection with its ongoing rulemaking proceeding concerning the attribution rules, the FCC is considering whether JSAs should be considered attributable interests or within the scope of the FCC's cross-interest policy, particularly when JSAs contain provisions for the supply of programming services and/or other elements typically associated with LMAs. If JSAs become attributable interests as a result of changes in the FCC rules, the Company may be required to terminate any JSA it might have with a radio station which the Company could not own under the FCC's multiple ownership rules.


OTHER OWNERSHIP MATTERS
-----------------------

   There remain in place after the 1996 Act a number of additional cross-ownership rules and prohibitions pertaining to licensees of television and radio stations. FCC rules, the Communications Act, or both generally prohibit an individual or entity from having an attributable interest in both a television station and a radio station, a daily newspaper, or a cable television system that is located in or serves the same market area.

   Antitrust Regulation.The Department of Justice and the Federal Trade Commission have recently increased their scrutiny of the television and radio industry, and have indicated their intention to review matters related to the concentration of ownership within markets (including LMAs and JSAs) even when the ownership or LMA or JSA in question is permitted under the laws administered by the FCC or by FCC rules and regulations.

   Radio/Television Cross-Ownership Rule. The FCC's radio/television cross-ownership rule (the "one to a market" rule) generally prohibits a single individual or entity from having an attributable interest in a television station and a radio station serving the same market. However, in each of the 25 largest local markets in the United States, provided that there are at least 30 separately owned stations in the particular market, the FCC has traditionally employed a policy that presumptively allows waivers of the one to a market rule to permit the common ownership of one AM, one FM and one TV station in the market. The 1996 Act directs the FCC to extend this policy to each of the top 50 markets. Moreover, the FCC has pending a rulemaking proceeding in which it has solicited comment on whether the one to a market rule should be eliminated altogether.

   However, the FCC does not apply its presumptive waiver policy in cases involving the common ownership of one television station, and two or more radio stations in the same service (AM or FM), in the same market. Pending its ongoing rulemaking proceeding to reexamine the one to a market rule, the FCC has stated that it will consider waivers of the rule in such instances on a case-by-case basis, considering (i) the public service benefits that will arise from the joint operation of the facilities such as economies of scale, cost savings and programming and service benefits; (ii) the types of facilities involved; (iii) the number of media outlets owned by the applicant in the relevant market; (iv) the financial difficulties of the stations involved; and (v) the nature of the relevant market in light of the level of competition and diversity after joint operation is implemented. The FCC has stated that it expects that any such waivers that are granted will be conditioned on the outcome of the rulemaking proceeding. The Company has applied for such a waiver with respect to ownership of a television station and radio stations in the St. Louis market, and there
can  be  no   assurance   that  this   waiver   will  be   granted.

   In its ongoing rulemaking proceeding to reexamine the one to a market rule, the FCC has proposed the following options for modifying the rule in the event it is not eliminated: (i) extending the presumptive waiver policy to any television market in which a specified number of independently owned voices would remain after common ownership of a television station and one or more radio stations is effectuated; (ii) extending the presumptive waiver policy to entities that seek to own more than one FM and/or one AM radio station; (iii) reducing the minimum number of independently owned voices that must remain after a transaction is effectuated; and (iv) modifying the five-factor case-by-case test for waivers.

   Local Television/Cable Cross-Ownership Rule. While the 1996 Act eliminates a previous statutory prohibition against the common ownership of a television broadcast station and a cable system that serve the same local market, the 1996 Act leaves the current FCC rule in place. The legislative history of the Act indicates that the repeal of the statutory ban should not prejudge the outcome of any FCC review of the rule.

   Broadcast Network/Cable Cross-Ownership Rule. The 1996 Act directs the FCC to eliminate its rules which formerly prohibited the common ownership of a broadcast network and a cable system, subject to the provision that the FCC revise its rules as necessary to ensure carriage, channel positioning, and non-discriminatory treatment of non-affiliated broadcast stations by cable systems affiliated with a broadcast network. In March 1996, the FCC issued an order implementing this legislative change.

   Broadcast/Daily Newspaper Cross-Ownership Rule. The FCC's rules prohibit the common ownership of a radio or television broadcast station and a daily newspaper in the same market. The 1996 Act does not eliminate or modify this prohibition. In October 1996, however, the FCC initiated a rulemaking proceeding to determine whether it should liberalize its waiver policy with respect to cross-ownership of a daily newspaper and one or more radio stations in the same market.

   Dual Network Rule. The 1996 Act directs the FCC to repeal its rule which formerly prohibited an entity from operating more than one television network. In March 1996, the FCC issued an order implementing this legislative change. Under the modified rule, a network entity is permitted to operate more than one television network, provided, however, that ABC, CBS, NBC, and/or Fox are prohibited from merging with each other or with another network television entity such as UPN or Warner Brothers.

   Expansion of the Company's broadcast operations on both a local and national level will continue to be subject to the FCC's ownership rules and any changes the FCC or Congress may adopt. Concomitantly, any further relaxation of the FCC's ownership rules may increase the level of competition in one or more of the markets in which the Company's stations are located, more specifically to the extent that any of the Company's competitors may have greater resources and thereby be in a superior position to take advantage of such changes.

MUST-CARRY/RETRANSMISSION CONSENT

   Pursuant to the Cable Act of 1992, television broadcasters are required to make triennial elections to exercise either certain "must-carry" or "retransmission consent" rights in connection with their carriage by cable systems in each broadcaster's local market. By electing the must-carry rights, a broadcaster demands carriage on a specified channel on cable systems within its Area of Dominant Influence, in general as defined by the Arbitron 1991-92 Television Market Guide. These must-carry rights are not absolute, and their exercise is dependent on variables such as (i) the number of activated channels on a cable system; (ii) the location and size of a cable system; and (iii) the amount of programming on a broadcast station that duplicates the programming of another broadcast station carried by the cable system. Therefore, under certain circumstances, a cable system may decline to carry a given station. Alternatively, if a broadcaster chooses to exercise retransmission consent rights, it can prohibit cable systems from carrying its signal or grant the appropriate cable system the authority to retransmit the broadcast signal for a fee or other consideration. In October 1996, the Company elected must-carry or retransmission consent with respect to each of its markets based on its evaluation of the respective markets and the position of the Company's station within the market. The Company's stations continue to be carried on all pertinent cable systems, and the Company does not believe that its election has resulted in the shifting of its stations to less desirable cable channel locations. Certain of the Company's stations affiliated with Fox are required to elect retransmission consent, because Fox's retransmission consent negotiations on behalf of the Company resulted in agreements which extend into 1998. Therefore, the Company will need to negotiate retransmission consent agreements for these Fox-affiliated stations to attain carriage on those relevant cable systems for the balance of this triennial period (i.e., through December 31, 1999). For subsequent elections beginning with the election to be made by October 1, 1999, the must-carry market will be the station's DMA, in general as defined by the Nielsen DMA Market and Demographic Rank Report of the prior year.

   The must-carry rules have been subject to judicial scrutiny. In April 1993, the United States District Court for the District of Columbia summarily upheld the constitutionality of the legislative must-carry provisions under a First Amendment challenge. However, in June 1994, the Supreme Court remanded the case to the lower court with instructions to test the constitutionality of the must-carry rules under an

"intermediate scrutiny" standard. In a decision issued in December 1995, a closely divided three-judge District Court panel ruled that the record showed that there was substantial evidence before Congress from which it could draw the reasonable inferences that (1) the must-carry rules were necessary to protect the local broadcast industry; and (2) the burdens on cable systems with rapidly increasing channel capacity would be quite small. Accordingly, the District Court panel ruled that Congress had not violated the First Amendment in enacting the "must-carry" provisions. The case is once again on appeal to the Supreme Court, which heard oral arguments in October 1996. The Company cannot predict the final outcome of the Supreme Court case or how it may affect the Company's cable contracts.

SYNDICATED EXCLUSIVITY/TERRITORIAL EXCLUSIVITY


   The FCC has  imposed  syndicated  exclusivity  rules  and  expanded  existing network nonduplication rules. The syndicated exclusivity rules allow local broadcast television stations to demand that cable operators black out syndicated non-network programming carried on "distant signals" (i.e., signals of broadcast stations, including so-called "superstations," which serve areas substantially removed from the cable system's local community). The network non-duplication rules allow local broadcast network television affiliates to require that cable operators black out duplicating network programming carried on distant signals. However, in a number of markets in which the Company owns or programs stations affiliated with a network, a station that is affiliated with the same network in a nearby market is carried on cable systems in the Company's market. This is not in violation of the FCC's syndicated exclusivity rules. However, the carriage of two network stations on the same cable system could result in a decline of viewership adversely affecting the revenues of the Company owned or programmed station.


RESTRICTIONS ON BROADCAST ADVERTISING

   Advertising of cigarettes and certain other tobacco products on broadcast stations has been banned for many years. Various states restrict the advertising of alcoholic beverages. Congressional committees have recently examined legislation proposals which may eliminate or severely restrict the advertising of beer and wine. Although no prediction can be made as to whether any or all of the present proposals will be enacted into law, the elimination of all beer and wine advertising would have an adverse effect upon the revenues of the Company's stations, as well as the revenues of other stations which carry beer and wine advertising.


   The FCC has imposed commercial time limitations in children's television programming pursuant to legislation. In television programs designed for viewing by children of 12 years of age and under, commercial matter is limited to 12 minutes per hour on weekdays and 10.5 minutes per hour on weekends. In granting renewal of the license for WBFF-TV, the FCC imposed a fine of $10,000 on the Company alleging that the station had exceeded these limitations.

   The Communications Act and FCC rules also place restrictions on the broadcasting of advertisements by legally qualified candidates for elective office. Among other things, (i) stations must provide "reasonable access" for the purchase of time by legally qualified candidates for federal office; (ii) stations must provide "equal opportunities" for the purchase of equivalent amounts of comparable broadcast time by opposing candidates for the same elective office; and (iii) during the 45 days preceding a primary or primary run-off election and during the 60 days preceding a general or special election, legally qualified candidates for elective office may be charged no more than the station's "lowest unit charge" for the same class of advertisement, length of advertisement, and daypart.

PROGRAMMING AND OPERATION

   General. The Communications Act requires broadcasters to serve the "public interest." The FCC gradually has relaxed or eliminated many of the more formalized procedures it had developed in the past to promote the broadcast of certain types of programming responsive to the needs of a station's community of license. FCC licensees continue to be required, however, to present programming that is responsive to community issues, and to maintain certain records demonstrating such responsiveness. Complaints from viewers concerning a station's programming often will be considered by the FCC when it evaluates renewal applications of a licensee, although such complaints may be filed at any time and generally may be considered by the FCC at any time. Stations also must pay regulatory and application fees, and follow various rules promulgated under the Communications Act that regulate, among other things, political advertising, sponsorship identifications, the advertisement of contests and lotteries, obscene and indecent broadcasts, and technical operations, including limits on radiofrequency radiation. In addition, licensees must develop and implement affirmative action programs designed to promote equal employment opportunities, and must submit reports to the FCC with respect to these matters on an annual basis and in connection with a renewal application. Failure to observe these or other rules and policies can result in the imposition of various sanctions, including monetary forfeitures, or the grant of a "short" (i.e., less than the full) renewal term or, for particularly egregious violations, the denial of a license renewal application or the revocation of a license.


   Children's Television Programming. Pursuant to legislation enacted in 1991, all television stations have been required to broadcast some television programming designed to meet the educational and informational needs of children 16 years of age and under. In August 1996, the FCC adopted new rules setting forth more stringent children's programming requirements. Specifically, as of September 1, 1997, television stations will be required to broadcast a minimum of three hours per week of "core" children's educational programming, which the FCC defines as programming that (i) has serving the educational and informational needs of children 16 years of age and under as a significant purpose; (ii) is regularly scheduled, weekly and at least 30 minutes in duration; and (iii) is aired between the hours of 7:00 a.m. and 10:00 p.m. Furthermore, since January 2, 1997, "core" children's educational programs, in order to qualify as such, are required to be identified as educational and informational programs over the air at the time they are broadcast, and are required to be identified in the children's programming reports required to be placed in stations' public inspection files. Additionally, since January 2, 1997, television stations are required to identify and provide information concerning "core" children's programming to publishers of program guides and listings.

   Television Violence. The 1996 Act contains a number of provisions relating to television violence. First, pursuant to the 1996 Act, the television industry has developed a ratings system, and the FCC has recently solicited public comment on that system. Furthermore, the 1996 Act provides that all television sets larger than 13 inches that are manufactured one year after enactment of the 1996 Act must include the so-called "V-chip," a computer chip that allows blocking of rated programming. In addition, the 1996 Act requires that all television license renewal applications filed after May 1, 1995 contain summaries of written comments and suggestions received by the station from the public regarding violent programming.

   Closed Captioning. The 1996 Act directs the FCC to adopt rules requiring closed captioning of all broadcast television programming, except where captioning would be "economically burdensome." The FCC has recently instituted a rulemaking proceeding to implement such rules.


PROPOSED CHANGES


   The Congress and the FCC have under consideration, and in the future may consider and adopt, new laws, regulations and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation, ownership and profitability of the Company's broadcast stations, result in the loss of audience share and advertising revenues for the Company's broadcast stations, and affect the ability of the Company to acquire additional broadcast stations or finance such acquisitions. In addition to the changes and proposed changes noted above, such matters include, for example, the license renewal process, spectrum use fees, political advertising rates, potential restrictions on the advertising of certain products (beer, wine and hard liquor, for example), and the rules and policies to be applied in enforcing the FCC's equal employment opportunity regulations. Other matters that could affect the Company's broadcast properties include technological innovations and developments generally affecting competition in the mass communications industry, such as direct radio and television broadcast satellite service, the continued establishment of wireless cable systems and low power television stations, digital television and radio technologies, and the advent of telephone company participation in the provision of video programming service.

OTHER CONSIDERATIONS

   The foregoing summary does not purport to be a complete discussion of all provisions of the Communications Act or other congressional acts or of the regulations and policies of the FCC. For further information, reference should be made to the Communications Act, other congressional acts, and regulations and public notices promulgated from time to time by the FCC. There are additional regulations and policies of the FCC and other federal agencies that govern political broadcasts, public affairs programming, equal employment opportunity, and other matters affecting the Company's business and operations.

ENVIRONMENTAL REGULATION


   Prior to the Company's ownership or operation of its facilities, substances or waste that are or might be considered hazardous under applicable environmental laws may have been generated, used, stored or disposed of at certain of those facilities. In addition, environmental conditions relating to the soil and groundwater at or under the Company's facilities may be affected by the proximity of nearby properties that have generated, used, stored or disposed of hazardous substances. As a result, it is possible that the Company could become subject to environmental liabilities in the future in connection with these facilities under applicable environmental laws and regulations. Although the Company believes that it is in substantial compliance with such environmental requirements, and has not in the past been required to incur significant costs in connection therewith, there can be no assurance that the Company's costs to comply with such requirements will not increase in the future. The Company presently believes that none of its properties have any condition that is likely to have a material adverse effect on the Company's financial condition or results of operations.

COMPETITION


   The Company's television and radio stations compete for audience share and advertising revenue with other television and radio stations in their respective DMAs, as well as with other advertising media, such as newspapers, magazines, outdoor advertising, transit advertising, yellow page directories, direct mail and local cable and wireless cable systems. Some competitors are part of larger organizations with substantially greater financial, technical and other resources than the Company.

   Television Competition. Competition in the television broadcasting industry occurs primarily in individual DMAs. Generally, a television broadcasting station in one DMA does not compete with stations in other DMAs. The Company's television stations are located in highly competitive DMAs. In addition, certain of the Company's DMAs are overlapped by both over-the-air and cable carriage of stations in adjacent DMAs, which tends to spread viewership and advertising expenditures over a larger number of television stations.

   Broadcast television stations compete for advertising revenues primarily with other broadcast television stations, radio stations and cable system operators serving the same market. Major Network programming generally achieves higher household audience levels than Fox, UPN and WB programming and syndicated programming aired by independent stations. This can be attributed to a combination of factors, including the Major Networks' efforts to reach a broader audience, generally better signal carriage available when broadcasting over VHF channels 2 through 13 versus broadcasting over UHF channels 14 through 69 and the higher number of hours of Major Network programming being broadcast weekly. However, greater amounts of advertising time are available for sale during Fox, UPN and WB programming and non-network syndicated programming, and as a result the Company believes that the Company's programming typically achieves a share of television market advertising revenues greater than its share of the market's audience.

   Television stations compete for audience share primarily on the basis of program popularity, which has a direct effect on advertising rates. A large amount of the Company's prime time programming is supplied by Fox and to a lesser extent UPN, WB, ABC and CBS. In those periods, the Company's affiliated stations are totally dependent upon the performance of the networks' programs in attracting viewers. Non-network time periods are programmed by the station primarily with syndicated programs purchased for cash, cash and barter, or barter-only, and also through self-produced news, public affairs and other entertainment programming.

   Television advertising rates are based upon factors which include the size of the DMA in which the station operates, a program's popularity among the viewers that an advertiser wishes to attract, the number of advertisers competing for the available time, the demographic makeup of the DMA served by the station, the availability of alternative advertising media in the DMA (including radio and cable), the aggressiveness and knowledge of sales forces in the DMA and development of projects, features and programs that tie advertiser messages to programming. The Company believes that its sales and programming strategies allow it to compete effectively for advertising within its DMAs.


   Other factors that are material to a television station's competitive position include signal coverage, local program acceptance, network affiliation, audience characteristics and assigned broadcast frequency. Historically, the Company's UHF broadcast stations have suffered a competitive disadvantage in comparison to stations with VHF broadcast frequencies. This historic disadvantage has gradually declined through (i) carriage on cable systems, (ii) improvement in television receivers, (iii) improvement in television transmitters, (iv) wider use of all channel antennae, (v) increased availability of programming, and (vi) the development of new networks such as Fox, UPN and WB.

   The broadcasting industry is continuously faced with technical changes and innovations, the popularity of competing entertainment and communications media, changes in labor conditions, and governmental restrictions or actions of Federal regulatory bodies, including the FCC, any of which could possibly have a material effect on a television station's operations and profits. There are sources of video service other than conventional television stations, the most common being cable television, which can increase competition for a broadcast television station by bringing into its market distant broadcasting signals not otherwise available to the station's audience, serving as a distribution system for national satellite-delivered programming and other non-broadcast programming originated on a cable system and selling advertising time to local advertisers. Other principal sources of competition include home video exhibition, direct-to-home broadcast satellite television ("DBS") entertainment services and multichannel multipoint distribution services ("MMDS"). Moreover, technology advances and regulatory changes affecting programming delivery through fiber optic telephone lines and video compression could lower entry barriers for new video channels and encourage the development of increasingly specialized "niche" programming. The 1996 Act permits telephone companies to provide video distribution services via radio communication, on a common carrier basis, as "cable systems" or as "open video systems," each pursuant to different regulatory schemes. The Company is unable to predict the effect that technological and regulatory changes will have on the broadcast television industry and on the future profitability and value of a particular broadcast television station.


   The FCC authorizes DBS services throughout the United States. Currently, two FCC permitees, DirecTV and United States Satellite Broadcasting, provide subscription DBS services via high-power communications satellites and small dish receivers, and other companies provide direct-to-home video service using lower powered satellites and larger receivers. Additional companies are expected to commence direct-to-home operations in the near future. DBS and MMDS, as well as other new technologies, will further increase competition in the delivery of video programming.

   The Company cannot predict what other matters might be considered in the future, nor can it judge in advance what impact, if any, the implementation of any of these proposals or changes might have on its business.


   The Company is exploring ways in which it might take advantage of new technology, including the delivery of additional content and services via the broadcast spectrum. There can be no assurance that any such efforts will result in the development of technology or services that are commercially successful.


   The Company also competes for programming, which involves negotiating with national program distributors or syndicators that sell first-run and rerun packages of programming. The Company's stations compete for exclusive access to those programs against in-market broadcast station competitors for syndicated products. Cable systems generally do not compete with local stations for programming, al though various national cable networks from time to time have acquired programs that would have otherwise been offered to local television stations. Public broadcasting stations generally compete with commercial broadcasters for viewers but not for advertising dollars.

   Historically, the cost of programming had increased because of an increase in the number of new Independent stations and a shortage of quality programming. However, the Company believes that over the past five years program prices have stabilized and, in some instances, have declined as a result of recent increases in the supply of programming and the failure of some Independent stations.

   The Company believes it competes favorably against other television stations because of its management skill and experience, the ability of the Company historically to generate revenue share greater than its audience share, the network affiliations and its local program acceptance. In addition, the Company believes that it benefits from the operation of multiple broadcast properties, affording it certain nonquantifiable economies of scale and competitive advantages in the purchase of programming.

   Radio Competition. Radio broadcasting is a highly competitive business, and each of the radio stations operated by the Company competes for audience share and advertising revenue directly with other radio stations in its geographic market, as well as with other media, including television, cable television, newspapers, magazines, direct mail and billboard advertising. The audience ratings and advertising revenue of each of such stations are subject to change, and any adverse change in a particular market could have a material adverse effect on the revenue of such radio stations located in that market. There can be no assurance that any one of the Company's radio stations will be able to maintain or increase its current audience ratings and radio advertising revenue market share.


   The Company will attempt to improve each radio station's competitive position with promotional campaigns designed to enhance and reinforce its identities with the listening public. Extensive market research is conducted in order to identify specific demographic groups and design a programming format for those groups. The Company seeks to build a strong listener base composed of specific demographic groups in each market, and thereby attract advertisers seeking to reach these listeners. Aside from building its stations' identities and targeting its programming at specific demographic groups, management believes that the Company also obtains a competitive advantage by operating duopolies or multiple stations in the nation's larger mid-size markets.

   The radio broadcasting industry is also subject to competition from new media technologies that are being developed or introduced, such as the delivery of audio programming by cable television systems and by digital audio broadcasting ("DAB"). DAB may provide a medium for the delivery by satellite or terrestrial means of multiple new audio programming formats to local and national audiences. Historically, the radio broadcasting industry has grown in terms of total revenues despite the introduction of new technologies for the delivery of entertainment and information, such as television broadcasting, cable television, audio tapes and compact disks. There can be no assurance, however, that the development or introduction in the future of any new media technology will not have an adverse effect on the radio broadcast industry.

EMPLOYEES


   As of December 31, 1996, the Company had approximately 2,359 employees. With the exception of certain of the employees of KOVR-TV, KDNL-TV, WBEN-AM and WWL-AM, none of the employees are represented by labor unions under any collective bargaining agreement. No significant labor problems have been experienced by the Company, and the Company considers its overall labor relations to be good.

ITEM 2. PROPERTIES

   Generally, each of the Company's stations has facilities consisting of offices, studios and tower sites. Transmitter and tower sites are located to provide maximum signal coverage of the stations' markets. The following table generally describes the Company's principal owned and leased real property in each of its markets of operation:

                                                                                                           APPROXIMATE
TELEVISION PROPERTIES                TYPE OF FACILITY AND USE                   OWNED OR LEASED(A)       SIZE (SQ. FEET)
----------------------  -------------------------------------------------- ---------------------------- ----------------
Pittsburgh Market       Station Site for WPTT                              Owned                          30,000
                        Station Site for WPGH                              Leased (expires 10/01/2028)    25,500
                        Space on WPGH Tower Site                           Leased (expires 02/23/2039)    On site of station

Baltimore Market        Old WBFF Studio                                    Leased (month to month)         2,000
                        WBFF Studio and Company Offices                    Leased (expires 09/01/2011)    39,000
                        WBFF Parking Lot                                   Leased (month to month)           N/A
                        Space on Main WBFF Tower for Antenna               Leased (expires 04/01/2007)       N/A
                        Space on Main WBFF Tower for Transmission Disks    Leased (expires 04/01/2011)       N/A
                        Space on Main WBFF Tower for Receivers             Leased (expires 04/01/2012)       N/A
                        Space on Backup WBFF Tower for Antenna             Leased (expires 03/15/2000)       N/A

Milwaukee Market        WVTV Studio Site                                   Owned                          37,800
                        WVTV Transmitter Site Land                         Leased (expires 01/30/2030)       N/A
                        WVTV Transmitter Site Building                     Owned                           6,200
                        WCGV Studio Site                                   Owned                          22,296
                        WCGV Studio & Transmitter Site                     Leased (expires 12/31/2029)       N/A

Raleigh/Durham Mkt      WLFL/WRDC Studio Site                              Leased (expires 07/29/2021)    26,600
                        WLFL Tower Site Land                               Leased (expires 12/31/2018)     1,800

Columbus Market         WTTE Studio Site                                   Leased (expires 12/31/2002)    14,400
                        WTTE Office Space                                  Leased (expires 06/01/2003)     4,500
                        WTTE Tower Site                                    Leased (month to month)         1,000

Norfolk Market          WTVZ Studio Site                                   Leased (expires 07/31/2009)    15,000
                        Space on WHRD Tower                                Leased (expires 09/30/97)

Birmingham Market       WTTO Tower and Old WTTO Studio                     Owned                           9,500
                        WTTO Studio Site                                   Leased (expires 1/31/2016)      9,750
                        WABM Studio Site                                   Leased (expires 1/31/2016)      9,750

Flint/Saginaw/Bay
 City Market            WSMH Studio & Office Site                          Owned                          13,800
                        WSMH Sales Office Site                             Leased (month to month)           525
                        WSMH Transmitter Site                              Leased (expires 11/13/2004)

Tuscaloosa Market       WDBB Studio & Office Site                          Leased (month to month)         4,605
                        WDBB Transmitter Site                              Leased (month to month)           678

Kansas City Market      KSMO Studio & Office Site                          Leased (expires 02/28/2011)    10,867
                        KSMO Transmitter Site                              Leased (expires 07/12/2013)     1,250

Cincinnati Market       WSTR Studio & Office Site                          Owned                          14,800
                        WSTR Transmitter Site                              Owned                           6,600
                        W66AQ Translator                                   Leased (month to month)           N/A

Peoria Market           WYZZ Studio & Office Site                          Owned                           6,000
                        WYZZ Transmitter Site -- real property only        Leased (expires 12/01/2001)       600
                        WYZZ Transmitter Site -- tower, transmitter,       Owned                             N/A
                          building, & equipment
Oklahoma City
 Market                 KOCB Studio & Office Site                          Owned                          12,000
                        KOCB Transmitter Site                              Owned                        Included above

Lexington Market        WDKY Studio & Office Site                          Leased (expires 12/31/2010)    12,000
                        WDKY Transmitter Site                              Owned                           2,900

                                       26




                                                                                                           APPROXIMATE
TELEVISION PROPERTIES                TYPE OF FACILITY AND USE                   OWNED OR LEASED(A)       SIZE (SQ. FEET)
----------------------  -------------------------------------------------- ---------------------------- ----------------
Indianapolis Market     WTTV/WTTK Studio & Office Site (building)          Owned                            19,900
                        WTTV/WTTK Studio & Office Site (lot)               Owned                              18.5 acres
                        WTTV Transmitter Site                              Owned                             2,730
                        WTTK Transmitter Site                              Owned                               800
                        Bloomington microwave site                         Leased (expires 07/05/2077)         216

Sacramento Market       KOVR Studio & Office Site                          Owned                            42,600
                        KOVR Stockton Office Site                          Leased (expires 03/31/1999)       1,000
                        KOVR Transmitter Site                              50% Ownership                       N/A
                        KOVR Back-up Transmitter Site                      1/3 Ownership                       N/A
                        Mt. Oso Microwave Site                             Leased (month to month)             N/A
                        Volmer Peak Microwave Site                         Leased (expires 06/30/2000)         N/A
                        Downtown Sacramento Microwave Site                 Leased (expires 05/31/1999)         N/A
                        Elverta Microwave Site                             Leased (expires 07/31/1999)         N/A

San Antonio Market      KABB/KRRT Studio & Office Site                     Owned by KABB                    22,460
                        KABB/KRRT Transmitter building/tower               Owned                         1200/1200
                        KABB/KRRT Transmitter land                         Leased (expires 06/30/2007)      35.562 acres

Asheville/Spartanburg   WFBC/WLOS Studio & Office Site                     Owned by WLOS                    28,000
 Market                 WLOS Transmitter tower, building, land             Leased (expires 12/31/2001)         N/A
                        WFBC Transmitter Site                              Owned by WFBC                      45.6 acres
                        WFBC/WAXA studio                                   Owned                             6,000

St. Louis Market        KDNL Studio & Office (Lot)                         Owned                            53,550
                        KDNL Studio & Office (building)                    Owned                            41,372
                        KDNL Transmitter Site (2 buildings)                Owned                             1,600 & 1,330

Des Moines Market       KDSM Studio & Office Site                          Leased (expired)                 13,000
                        KDSM Transmitter building/tower                    Owned                             2,000
                        KDSM Transmitter land                              Leased (expires 11/08/2034)          40 Acres

                                                                                                  APPROXIMATE
    RADIO PROPERTIES              TYPE OF FACILITY AND USE               OWNED OR LEASED(A)      SIZE (SQ. FEET)
-----------------------  ------------------------------------------ --------------------------- ----------------
Buffalo Market          WWKB/WKSE Studio & Office Site                     Leased (expires 09/30/1998)       5,000
                        WWKB/WKSE Office Site                              Leased (expires 09/30/1998)       5,200
                        WBEN/WMJQ Studio & Office Site                     Leased (expires 12/31/1998)       7,750
                        WBEN Transmitter Site                              Owned                             1,024
                        WWKB Transmitter Site                              Owned                             2,600
                        WMJQ Transmitter Site                              Leased (expires 12/31/1998)         825
                        WKSE Transmitter Site                              Owned                             6,722

Memphis Market          WJCE/WRVR/WOGY Studio & Office Site                Leased (expires 12/02/98)        10,000
                        WJCE Transmitter Site                              Leased (expires 03/27/2035)       2,262
                        WRVR Transmitter Site                              Leased (expires 12/31/2003)         169
                        WOGY Transmitter Site (on 4.5 acres)               Owned                               340

New Orleans Market      WWL/WSMB/WLMG/KMEZ                                 Leased (expires 08/31/2002)      11,553
                        Studio & Office Site
                        WWL Transmitter Site                               Owned                             64.62 acres
                        WSMB Transmitter Site                              Owned                             3,600
                        WLMG Transmitter Site                              Leased (expires 10/27/2014)         N/A
                        KMEZ Transmitter Site                              Leased (expires 03/14/2001)         N/A

Nashville/Russellville  WLAC-AM/WLAC-FM/WJZC/Road Gang/IRN                 Leased (expires 06/30/1999)       18,800
  Market                Studio & Office Site
                        WLAC-AM Transmitter Site                           Owned                             27.69 acres
                        WLAC-FM Transmitter Site                           1/3 Owned (3-way ownership)       18.12 acres
                        WJZC Transmitter Site (land)                       Leased (expires 09/27/2019)         400
                        WJZC Transmitter Site (tower & building)           Owned                             1,324




                                                                                                  APPROXIMATE
    RADIO PROPERTIES              TYPE OF FACILITY AND USE               OWNED OR LEASED(A)      SIZE (SQ. FEET)
-----------------------  ------------------------------------------ --------------------------- ----------------
Wilkes Barre/Scranton    WILK/WGBI/WGGY/WKRZ                        Leased (expires 12/31/1998)      14,000
 Market                  Studio & Office Site
                         WILK Transmitter Site                      Leased (expires 08/31/1999)       1,000
                         WGBI Transmitter Site                      Leased (expires 02/28/2000)       1,000
                         WGGY Transmitter Site                      Leased (expires 02/28/2000)         300
                         WKRZ Transmitter Site (bldg)               Owned                             4,052

St. Louis Market         KPNT/WVRV Studio & Office Site             Owned                             1,753
                         KPNT Transmitter Site                      Owned                              7450
                         WVRV Transmitter Site                      Owned                             7,278
                         WVRV back up building                      Owned                               240

Los Angeles Market       KBLA Studio & Office Site-building         Owned                             6,000
                         KBLA Transmitter Site - land               Owned                             3 acres


================

   (a) Lease expiration dates assume exercise of all renewal options of the lessee.

   The Company believes that all of its properties, both owned and leased, are generally in good operating condition, subject to normal wear and tear, and are suitable and adequate for the Company's current business operations.

ITEM 3. LEGAL PROCEEDINGS

   Lawsuits and claims are filed against the Company from time to time in the ordinary course of business. Management, after reviewing developments to date with legal counsel, is of the opinion that the outcome of such matters will not have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 1996.

                                   PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

   Effective June 13, 1995, the common stock of the Company was listed for trading on the Nasdaq stock market under the symbol SBGI. The following table sets forth for the periods indicated the high and low sales prices on the Nasdaq stock market.


               1995                                  High      Low
               -----                               -------- ---------

              Second Quarter (from June 13).......  $29.00   $ 23.500
              Third Quarter.......................   31.00     27.375
              Fourth Quarter......................   27.75     16.250

               1996                                  High      Low
               ----                                -------- ---------

              First Quarter.......................  $26.50   $16.875
              Second Quarter......................   43.50    25.500
              Third Quarter.......................   46.50    36.125
              Fourth Quarter......................   43.75    23.000



   As of February 25, 1997, there were approximately 55 stockholders of record of the common stock of the Company. This number does not include beneficial owners holding shares through nominee names. Based on information available to it, the Company believes it has more than 1,500 beneficial owners of its Class A Common Stock.


   The Company generally has not paid a dividend on its common stock and does not expect to pay dividends on its common stock in the foreseeable future. The Bank Credit Agreement and certain subordinated debt of the Company generally prohibit the Company from paying dividends on its common stock. Under the indentures governing the Company's 10% Senior Subordinated Notes due 2003 and the Company's 10% Senior Subordinated Notes due 2005 (the "Indentures"), the Company is not permitted to pay dividends on its common stock unless certain specified conditions are satisfied, including that (i) no event of default then exists under the Indentures or certain other specified agreements relating to indebtedness of the Company and (ii) the Company, after taking account of the dividend, is in compliance with certain net cash flow requirements contained in the Indentures. In addition, under certain senior unsecured debt of the Company, the payment of dividends is not permissible during a default thereunder.

ITEM 6. SELECTED FINANCIAL DATA

   The selected consolidated financial data for the years ended December 31, 1992, 1993, 1994, 1995 and 1996 have been derived from the Company's audited Consolidated Financial Statements. The Consolidated Financial Statements for the years ended December 31, 1994, 1995 and 1996 are included elsewhere in this Form 10-K.

   The information below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements included elsewhere in this Form 10-K.

                          STATEMENT OF OPERATIONS DATA
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)


                                                                   YEARS ENDED DECEMBER 31,
                                                 -----------------------------------------------------------
                                                    1992        1993        1994        1995        1996
                                                 ---------- ----------- ------------ ---------- ------------

Net broadcast revenues (a).....................  $ 61,081   $ 69,532    $118,611     $187,934   $  346,459
Barter revenues................................     8,805      6,892      10,743       18,200       32,029
                                                 ---------- ----------- ------------ ---------- ------------
Total revenues.................................    69,886     76,424     129,354      206,134      378,488
Operating expenses, excluding depreciation and
  amortization and special bonuses paid to
  executive officers...........................    32,993     32,295      50,545       80,446      167,765
Depreciation and amortization (b)..............    30,943     22,486      55,587       80,410      121,081
Amortization of deferred compensation .........        --         --          --           --          739
Special bonuses paid to executive officers ....        --     10,000       3,638           --           --
                                                 ---------- ----------- ------------ ---------- ------------
Broadcast operating income.....................     5,950     11,643      19,584       45,278       88,903
Interest  and  amortization  of  debt discount
  expense.....................................     12,997     12,852      25,418       39,253       84,314
Interest and other income......................     1,207      2,131       2,447        4,163        3,478
                                                 ---------- ----------- ------------ ---------- ------------
Income (loss) before provision (benefit) for
  income taxes and extraordinary items.........  $ (5,840)  $    922    $ (3,387)    $ 10,188   $    8,067
                                                 ========== =========== ============ ========== ============
Net income (loss)..............................  $ (4,651)  $ (7,945)   $ (2,740)    $     76   $    1,131
                                                 ========== =========== ============ ========== ============
Other Data:
 Broadcast cash flow (c).......................  $ 28,019   $ 37,498    $ 67,519     $111,124   $  189,216
 Broadcast cash flow margin (d)................     45.9%      53.9%       56.9%        59.1%        54.6%
 Operating cash flow (e).......................  $ 26,466   $ 35,406    $ 64,547     $105,750   $  180,272
 Operating cash flow margin (d)................     43.3%      50.9%       54.4%        56.3%        52.0%
 After tax cash flow (f).......................  $ 15,865   $ 23,725    $ 42,223     $ 65,460   $   92,500
 After tax cash flow margin (d)................     26.0%      34.1%       35.6%        34.8%        26.7%
 Program contract payments.....................  $ 10,427   $  8,723    $ 14,262     $ 19,938   $   30,451
 Capital expenditures..........................       426        528       2,352        1,702       12,609
 Corporate expense.............................     1,553      2,092       2,972        5,374        8,944

Per Share Data:
 After tax cash flow per share (g).............      0.55       0.82        1.46         2.03         2.47
 Net income (loss) per share before
  extraordinary items..........................     (0.16)        --       (0.09)        0.15         0.03
 Net income (loss) per common share............     (0.16)     (0.27)      (0.09)          --         0.03

Balance Sheet Data:
 Cash and cash equivalents.....................     1,823     18,036       2,446      112,450        2,341
 Total assets..................................   140,366    242,917     399,328      605,272    1,707,297
 Total debt (h) ...............................   110,659    224,646     346,270      418,171    1,288,147
 Total stockholders' equity (deficit)..........    (3,127)   (11,024)    (13,723)      96,374      237,253


(a) Net broadcast revenues are defined as broadcast revenues net of agency commissions.

(b) Depreciation and amortization includes amortization of program contract costs and net realizable value adjustments, depreciation and amortization of property and equipment, and amortization of acquired intangible broadcasting assets and other assets including amortization of deferred financing costs and costs related to excess syndicated programming.

(c) "Broadcast cash flow" is defined as broadcast operating income plus corporate expenses, special bonuses paid to executive officers, depreciation and amortization (including film amortization and amortization of deferred compensation and excess syndicated programming), less cash payments for program rights. Cash program payments represent cash payments made for current programs payable and do not necessarily correspond to program usage. Special bonuses paid to executive officers are considered non-recurring. The Company has presented broadcast cash flow data, which the Company believes are comparable to the data provided by other companies in the industry, because such data are commonly used as a measure of performance for broadcast companies. However, broadcast cash flow does not purport to represent cash provided by operating activities as reflected in the Company's consolidated statements of cash flows, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

(d) "Broadcast cash flow margin" is defined as broadcast cash flow divided by net broadcast revenues. "Operating cash flow margin" is defined as operating cash flow divided by net broadcast revenues. "After tax cash flow margin" is defined as after tax cash flow divided by net broadcast revenues.


(e) "Operating cash flow" is defined as broadcast cash flow less corporate expenses and is a commonly used measure of performance for broadcast companies. Operating cash flow does not purport to represent cash provided by operating activities as reflected in the Company's consolidated statements of cash flows, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.


(f) "After tax cash flow" is defined as net income (loss) before extraordinary items plus depreciation and amortization (including film amortization and amortization of deferred compensation and excess syndicated programming) plus special bonuses paid to executive officers, less program contract payments. After tax cash flow is presented here not as a measure of operating results and does not purport to represent cash provided by operating activities. After tax cash flow should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.


(g) "After tax cash flow per share" is defined as after tax cash flow divided by weighted average common and common equivalent shares outstanding.


(h) "Total debt" is defined as long-term debt, net of unamortized discount, and capital lease obligations, including current portion thereof. In 1992 total debt included warrants outstanding which were redeemable outside the control of the Company. The warrants were purchased by the Company for $10.4 million in 1993. Total debt as of December 31, 1993 included $100.0 million in principal amount of the Company's 10% Senior Subordinated Notes due 2003 (the "1993 Notes"), the proceeds of which were held in escrow to provide a source of financing for acquisitions that were subsequently consummated in 1994 utilizing borrowings under the Bank Credit Agreement. $100 million of the 1993 Notes was redeemed from the escrow in the first quarter of 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION
------------

   As of December 31, 1996, the Company owned and operated or programmed 28 television stations in twenty geographically diverse markets and 21 radio stations in seven geographically diverse markets in the United States. Thirteen of the television stations are owned and 15 are provided programming services by the Company through LMAs. The LMA arrangements for seven of these stations acquired in the River City acquisition will be terminated after FCC approval for transfer of these stations' License Assets is obtained. The Company owns 21 radio stations, provides programming services to two radio stations pursuant to LMAs, has pending acquisitions of two radio stations (with both of which it has JSAs), has a JSA with one additional radio station and has options to acquire an additional seven radio stations. The LMA arrangements for two remaining radio stations acquired in the River City Acquisition will be terminated and the License Assets will be transferred after FCC approval is obtained, which approval requires a waiver of FCC cross-ownership rules. In January 1997, the Company entered into a purchase agreement to acquire the License and Non-License Assets of KUPN, a television station in Las Vegas, Nevada for approximately $87.0 million. The Company anticipates the consummation of the agreement upon FCC approval in 1997.

   The operating revenues of the Company are derived from local and national advertisers and, to a much lesser extent, from television network compensation. The Company's primary operating expenses involved in owning, operating or programming the television and radio stations are syndicated program rights fees, commissions on revenues, employee salaries, news-gathering and promotion. Amortization and depreciation of costs associated with the acquisition of the stations and interest carrying charges are significant factors in determining the Company's overall profitability.

   Set forth below are the principal types of broadcast revenues received by the Company's stations for the periods indicated and the percentage contribution of each type to the Company's total gross broadcast revenues:

                               BROADCAST REVENUES
                               ------------------
                             (DOLLARS IN THOUSANDS)
                             ----------------------


                                              YEARS ENDED DECEMBER 31,
                            -----------------------------------------------------------
                                    1994                1995                1996
                            ------------------- ------------------- -------------------
Local/regional
  advertising.............  $ 67,881    48.6%   $104,299    47.5%   $199,029    49.4%
National advertising .....    69,374    49.6%    113,678    51.7%    191,449    47.6%
Network compensation .....       302     0.2%        442     0.2%      3,907     1.0%
Political advertising ....     1,593     1.1%        197     0.1%      6,972     1.7%
Production................       696     0.5%      1,115     0.5%      1,142     0.3%
                            ---------- -------- ---------- -------- ---------- --------
Broadcast revenues........   139,846   100.0%    219,731   100.0%    402,499   100.0%
                                       ======              ======              ======
Less: agency commissions .   (21,235)            (31,797)            (56,040)
                            ----------          ----------          ----------
Broadcast revenues, net ..   118,611             187,934             346,459
Barter revenues...........    10,743              18,200              32,029
                            ----------          ----------          ----------
Total revenues............  $129,354            $206,134            $378,488
                            ==========          ==========          ==========


   The Company's primary types of programming and their approximate percentages of 1996 net broadcast revenues were network programming (14.1%), children's programming (7.4%) and other syndicated programming (56.7%). Similarly, the Company's three largest categories of advertising and their approximate percentages of 1996 net broadcast revenues were automotive (17.4%), fast food advertising (9.2%) and movies (5.5%). No other advertising category accounted for more than 5% of the Company's net broadcast revenues in 1996. No individual advertiser accounted for more than 5% of any of the Company's individual station's net broadcast revenues in 1996.

   The following table sets forth certain operating data of the Company for the years ended December 31, 1994, 1995 and 1996:

                                 OPERATING DATA
                                 --------------
                             (DOLLARS IN THOUSANDS)
                             ----------------------


                                                                     YEARS ENDED DECEMBER 31,
                                                                 --------------------------------
                                                                    1994       1995       1996
                                                                 ---------- ---------- ----------
Net broadcast revenues.........................................  $118,611   $187,934   $346,459
Barter revenues................................................    10,743     18,200     32,029
                                                                 ---------- ---------- ----------
Total revenues.................................................   129,354    206,134    378,488
                                                                 ---------- ---------- ----------
Operating expenses, excluding depreciation and amortization
and special bonuses paid to executive officers.................    50,545     80,446    167,765
Depreciation and amortization..................................    55,587     80,410    118,038
Amortization of deferred compensation..........................        --         --        739
Amortization of excess syndicated programming..................        --         --      3,043
Special bonuses to executive officers..........................     3,638         --         --
                                                                 ---------- ---------- ----------
Broadcast operating income.....................................  $  19,584  $ 45,278   $ 88,903
                                                                 ========== ========== ==========

BROADCAST CASH FLOW (BCF) DATA:
Television BCF (a).............................................  $ 67,519   $111,124   $175,212
Radio BCF (a)..................................................        --         --     14,004
                                                                 ---------- ---------- ----------
Consolidated BCF (a)...........................................  $ 67,519   $111,124   $189,216
                                                                 ========== ========== ==========

Television BCF margin..........................................     56.9%      59.1%      56.7%
Radio BCF margin...............................................        --         --      37.3%
Consolidated BCF margin........................................     56.9%      59.1%      54.6%

OTHER DATA:
Operating cash flow (b)........................................  $ 64,547   $105,750   $180,272
Operating cash flow margin.....................................     54.4%      56.3%      52.0%
After tax cash flow (c)........................................  $ 42,223   $ 65,460   $ 92,500
After tax cash flow per share (d)..............................  $   1.46   $   2.03   $   2.47
Program contract payments......................................  $ 14,262   $ 19,938   $ 30,451
Corporate expense..............................................  $  2,972   $  5,374   $  8,944

----------
(a) "Broadcast cash flow" is defined as broadcast operating income plus corporate expenses, special bonuses paid to executive officers, depreciation and amortization (including film amortization and amortization of deferred compensation and excess syndicated programming), less cash payments for program contract rights. Cash program payments represent cash payments made for current program payables and do not necessarily correspond to program usage. Special bonuses to executive officers are considered non-recurring expenses. The company has presented broadcast cash flow data, which the Company believes are comparable to the data provided by other companies in the industry, because such data are commonly used as a measure of performance for broadcast companies. However, broadcast cash flow does not purport to represent cash provided by operating activities as reflected in the Company's consolidated statements of cash flows, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

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

(c) "After tax cash flow" is defined as net income (loss) before extraordinary items plus depreciation and amortization (including film amortization and amortization of deferred compensation and excess syndicated programming), plus special bonuses paid to executive officers less program contract payments. After tax cash flow is presented here not as a measure of operating results and does not purport to represent cash provided by operating activities. After tax cash flow should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.


(d) "After tax cash flow per share" is defined as after tax cash flow divided by weighted average common and common equivalent shares outstanding.

RESULTS OF OPERATIONS
---------------------

YEARS ENDED DECEMBER 31, 1996 AND 1995
--------------------------------------

   Total revenues increased to $378.5 million for the year ended December 31, 1996 from $206.1 million for the year ended December 31, 1995, or 83.6%. Excluding the effects of non-cash barter transactions, net broadcast revenues for the year ended December 31, 1996 increased by 84.4% over the year ended December 31, 1995. The increase in broadcast revenues was primarily the result of acquisitions and LMA transactions consummated by the Company in 1995 and 1996 (collectively, the "Acquisitions"). For stations owned, operated or programmed throughout 1995 and 1996, television broadcast revenue grew 2.1% for the year ended December 31, 1996 when compared to the year ended December 31, 1995. For stations owned, operated or programmed throughout 1994 and 1995, television broadcast revenue grew 12.8% for the year ended December 31, 1995 when compared to the year ended December 31, 1994. The decrease in 1996 revenue growth as compared to 1995 revenue growth primarily resulted from the loss in 1996 of the Fox affiliation at WTTO in the Birmingham market, the loss of the NBC affiliation at WRDC in the Raleigh market and decreases in ratings at WCGV and WNUV in the Milwaukee and Baltimore markets, respectively.

   Operating expenses excluding depreciation, amortization of intangible assets and amortization of deferred compensation and excess syndicated programming costs increased to $167.8 million for the year ended December 31, 1996 from $80.4 million for the year ended December 31, 1995 or 108.7%. The increase in expenses for the year ended December 31, 1996 as compared to the year ended December 31, 1995 was largely attributable to operating costs associated with the Acquisitions, an increase in LMA fees resulting from LMA transactions and an increase in corporate overhead expenses.

   Broadcast operating income increased to $88.9 million for the year ended December 31, 1996, from $45.3 million for the year ended December 31, 1995, or 96.2%. The increase in broadcast operating income for the year ended December 31, 1996 as compared to the year ended December 31, 1995 was primarily attributable to the Acquisitions.

   Interest expense increased to $84.3 million for the year ended December 31, 1996 from $39.3 million for the year ended December 31, 1995, or 114.5%. The increase in interest expense for the year ended December 31, 1996 was primarily related to senior bank indebtedness incurred by the Company to finance the River City Acquisition and other acquisitions.

   Interest and other income decreased to $3.5 million for the year ended December 31, 1996 from $4.2 million for the year ended December 31, 1995, or 16.7%. The decrease for the year ended December 31, 1996 was primarily due to lower cash balances and related interest income resulting from cash payments made in February 1996 when the Company made a $34.4 million payment relating to the WSMH acquisition and April 1996 when the company made a $60 million down payment relating to the River City acquisition. The decrease in interest income was offset by an increase in other income resulting from the Acquisitions.

   For the reasons described above, net income for the year ended December 31, 1996 was $1.1 million or $0.03 per share compared to net income of $5.0 million or $0.15 per share for the year ended December 31, 1995 before the extraordinary loss on early extinguishment of debt.

   Broadcast cash flow increased to $189.2 million for the year ended December 31, 1996 from $111.1 million for the year ended December 31, 1995, or 70.3%. The increase in broadcast cash flow for the year ended December 31, 1996 as compared to the year ended December 31, 1995 primarily resulted from the Acquisitions. For stations owned, operated or programmed throughout 1995 and 1996, broadcast cash flow grew 1.3% for the year ended December 31, 1996 when compared to the year ended December 31, 1995. For stations owned, operated or programmed throughout 1994 and 1995, broadcast cash flow grew 23.7% for the year ended December 31, 1995 when compared to the year ended December 31, 1994. The decrease in 1996 broadcast cash flow growth as compared to 1995 broadcast cash flow growth primarily resulted from the loss in 1996 of the Fox affiliation at WTTO in the Birmingham market, the loss of the NBC affiliation at WRDC in the Raleigh market and decreases in ratings at WCGV and WNUV in the Milwaukee and Baltimore markets, respectively. The Company's broadcast cash flow margin decreased to 54.6% for the year ended December 31, 1996 from 59.1% for the year ended December 31, 1995. Excluding the effect of radio station broadcast cash flow, television station broadcast cash flow margin decreased to 56.7% for the year ended December 31, 1996 as compared to 59.1% for the year ended December 31, 1995. The decrease in broadcast cash flow margins for the year ended December 31, 1996 as compared to the year ended December 31, 1995 primarily resulted from the lower margins of the acquired radio broadcasting assets and lower margins of certain of the acquired television stations. For stations owned, operated or programmed throughout 1996 and 1995, broadcast cash flow margins were unchanged when comparing the years ended December 31, 1996 and 1995. The Company believes that margins of certain of the acquired stations will improve as operating and programming synergies are implemented.

   Operating cash flow increased to $180.3 million for the year ended December 31, 1996 from $105.8 million for the year ended December 31, 1995, or 70.4%. The increase in operating cash flow for the year ended December 31, 1996 as compared to the year ended December 31, 1995 resulted from the Acquisitions. The Company's operating cash flow margin decreased to 52.0% for the year ended December 31, 1996 from 56.3% for the year ended December 31, 1995. The decrease in operating cash flow margins for the year ended December 31, 1996 as compared to the year ended December 31, 1995 primarily resulted from higher operating costs at certain of the acquired stations. The Company has begun to implement and will continue to implement operating and programming synergies throughout the businesses acquired in and prior to 1996. The Company believes that the benefits of the implementation of these methods will result in improvement in broadcast cash flow and operating cash flow margins in future periods.

   After tax cash flow increased to $92.5 million for the year ended December 31, 1996 from $65.5 million for the year ended December 31, 1995, or 41.2%. The increase in after tax cash flow for the year ended December 31, 1996 as compared to the year ended December 31, 1995 primarily resulted from the Acquisitions offset by interest expense on the debt incurred to consummate the Acquisitions. After tax cash flow per share increased to $2.47 for the year ended December 31, 1996 from $2.03 for the year ended December 31, 1995.

YEARS ENDED DECEMBER 31, 1995 AND 1994

   Total revenues increased to $206.1 million for the year ended December 31, 1995, from $129.4 million for the year ended December 31, 1994, or 59.3%. This increase includes revenues from the acquisitions of WTVZ and WLFL and the entering into LMA agreements with WABM and WDBB (the "1995 Acquisitions"). This increase also includes the first full year of revenues from the acquisition of WCGV and WTTO and the entering into LMA agreements with WNUV, WVTV and FSFA (the "1994 Acquisitions"). Excluding the effect of non-cash barter transactions, net broadcast revenues increased to $187.9 million for the year ended December 31, 1995 from $118.6 million for the year ended December 31, 1994, or 58.4%.

   These increases in net broadcast revenues were primarily a result of the 1994 and 1995 Acquisitions and LMA transactions consummated by the Company, as well as television broadcast revenue growth in each of the Company's markets. WPGH, the Pittsburgh Fox affiliate, achieved in excess of 14% net broadcast revenue growth for the year ended December 31, 1995 as compared to the year ended December 31, 1994. This increase was primarily attributable to a new metered rating service that began in May 1995 which significantly improved WPGH's market rating. WBFF, the Fox affiliate in Baltimore and WCGV, the former Fox affiliate, now UPN affiliate in Milwaukee, both achieved in excess of 10% net broadcast revenue growth as these stations began to realize the advantages of having an LMA in these markets.

   Operating expenses excluding depreciation and amortization and special bonuses paid to executive officers increased to $80.4 million for the year ended December 31, 1995 from $50.5 million for the year ended December 31, 1994. These increases in expenses were primarily attributable to increases in operating expenses relating to the 1994 and 1995 Acquisitions, including the payment of LMA fees which increased to approximately $5.6 million for the year ended December 31, 1995 as compared to $1.1 million for the year ended December 31, 1994. Corporate overhead expenses increased 80.8% for the year ended December 31, 1995 as compared to the year ended December 31, 1994. This increase was primarily due to expenses associated with being a public company (i.e. directors and officers insurance, travel expenses and professional fees) and executive bonus accruals for bonuses which were paid based on achieving in excess of 20% growth percentages in pro forma broadcast cash flow for the year 1995 compared to 1994.

   Broadcast operating income increased to $45.3 million for the year ended December 31, 1995 from $19.6 million for the year ended December 31, 1994, or 131.1%. This increase in broadcast operating income was primarily a result of the 1994 and 1995 Acquisitions and an increase in television broadcast revenues in each of the Company's markets, partially offset by increased amortization expenses related to the Acquisitions.

   Interest expense increased to $39.3 million for the year ended December 31, 1995 from $25.4 million for the year ended December 31, 1994, or 54.7%. The major component of this increase in interest expense was increased borrowings under the Company's existiong bank credit facility, which is governed by an agreement with Chase Manhattan Bank, as Agent (the "Bank Credit Agreement") to finance the 1994 and 1995 Acquisitions. During August 1995, the Company issued $300 million of senior subordinated notes and used a portion of the net proceeds to repay outstanding indebtedness under the Bank Credit Agreement and the remainder provided an increase to the Company's cash balances of approximately $91.4 million. The interest expense related to these notes was approximately $10.0 million in 1995. This increase was partially offset by the application of the net proceeds of an offering of Class A Common Stock to reduce a portion of the indebtedness under the Bank Credit Agreement during June 1995. Interest expense was also reduced as a result of the application of net cash flow from operating activities to further decrease borrowings under the Bank Credit Agreement.

   Interest and other income increased to $4.2 million for the year ended December 31, 1995 from $2.4 million for the year ended December 31, 1994, or 75.0%. This increase in interest income primarily resulted from an increase in cash balances that remained from the proceeds of Senior Subordinated Notes issued in August 1995. Income (loss) before benefit (provision) for income taxes and extraordinary item increased to income of $10.2 million for the year ended December 31, 1995 from a loss of $3.4 million for the year ended December 31, 1994.

   Net income available to common shareholders improved to income of $76,000 for the year ended December 31, 1995 from a loss of $2.7 million for the year ended December 31, 1994. In August 1995, the Company consummated the sale of $300 million of Senior Subordinated Notes generating net proceeds to the Company of $293.2 million. The net proceeds of this offering were utilized to repay outstanding indebtedness under the Bank Credit Agreement of $201.8 million with the remainder being retained for general corporate purposes including potential future acquisitions. In conjunction with the early retirement of the indebtedness under the Bank Credit Agreement, the Company recorded an extraordinary loss of $4.9 million net of a tax benefit of $3.4 million, related to the write off of deferred financing costs under the Bank Credit Agreement.

   Broadcast cash flow increased to $111.1 million for the year ended December 31, 1995 from $67.5 million for the year ended December 31, 1994, or 64.6%. This increase in broadcast cash flow was primarily due to the 1994 and 1995 Acquisitions, growth in market revenues and a reduction in program payments as a percentage of net broadcast revenues to 10.6% for the year ended December 31, 1995 from 12.0% for the year ended December 31, 1994.

   Operating cash flow increased to $105.8 million for the year ended December 31, 1995 from $64.6 million for the year ended December 31, 1994, or 63.8%, consistent with the growth in broadcast cash flow. After tax cash flow increased to $65.5 million for the year ended December 31, 1995 from $42.2 million for the year ended December 31, 1994, or 55.2%.

LIQUIDITY AND CAPITAL RESOURCES

   As of December 31, 1996, the Company had $2.3 million in cash balances, and current liabilities were in excess of current assets by approximately $5.9 million. The Company's decrease in cash to $2.3 million at December 31, 1996 from $112.5 million at December 31, 1995 primarily resulted from cash payments made relating to the 1996 Acquisitions and repayments of bank debt. As of February 25, 1997, approximately $27.5 million was available for borrowing under the Bank Credit Agreement. The Company is obligated to pay approximately $82.0 million to complete the acquisition of KUPN and expects to make this payment from borrowings under the Bank Credit Agreement and/or from proceeds of an offering of securities. See "Item l. Business -- 1997 Acquisitions."

   Net cash flows from operating activities increased to $69.0 million for the year ended December 31, 1996 from $55.9 million for the year ended December 31, 1995. The Company made income tax payments of $6.8 million for the year ended December 31, 1996 as compared to $7.9 million for the year ended December 31, 1995. This decrease was due to anticipated tax benefits generated by the 1996 Acquisitions. The Company made interest payments on outstanding indebtedness of $82.8 million during the year ended December 31, 1996 as compared to $24.8 million for the year ended December 31, 1995. Additional interest payments for the year ended December 31, 1996 as compared to the year ended December 31, 1995 primarily related to additional interest costs associated with the Company's public debt offering in August 1995 and indebtedness incurred to finance the 1996 Acquisitions. Program rights payments increased to $30.5 million for the year ended December 31, 1996 from $19.9 million for the year ended December 31, 1995, primarily as a result of the 1996 Acquisitions.

   Net cash flows used in investing activities increased to $1.0 billion for the year ended December 31, 1996 from $119.2 million for the year ended December 31, 1995. During February 1996, the Company purchased the License and Non-License Assets of WSMH for $35.4 million at which time the balance due to the seller of $34.4 million was paid from existing cash balances. In January 1996, the Company made a cash payment of $1.0 million relating to the acquisition of the License and Non-License Assets of WYZZ. In July 1996, the Company consummated the acquisition for a purchase price of approximately $21.1 million. In May 1996, the Company purchased the outstanding stock of Superior and made cash payments totaling $63.5 million relating to the transaction. Also in May 1996, the Company acquired certain Non-License assets of River City and KRRT and made related cash payments totaling $818.1 million and $29.5 million, respectively. In September 1996, the Company exercised its options to acquire certain FCC licenses relating to the River City Acquisition for a cash payment of $6.9 million. In July 1996, the Company purchased the License and Non-License Assets of KSMO and made net cash payments totaling $10.0 million. In August 1996, the Company purchased the License and Non-License Assets of WSTR and made net cash payments totaling $8.7 million. In December 1996, the Company made purchase option extension payments of $7.0 million relating to WSYX. The Company made payments for property and equipment of $12.6 million for the year ended December 31, 1996. Approximately $7.0 million of these payments related to the purchase of property and equipment for the development of local news programming at WPGH in Pittsburgh, Pennsylvania.

   Net cash flows from financing activities increased to $832.8 million for the year ended December 31, 1996 from $173.3 million for the year ended December 31, 1995. In May 1996, the Company utilized available indebtedness of $63.0 million for the acquisition of Superior and simultaneously repaid indebtedness of $25.0 million. Also in May 1996, the Company utilized available indebtedness of $835.0 for the acquisition of the Non-License Assets of River City and KRRT and simultaneously repaid indebtedness of $36.0 million. In September 1996, the Company exercised its options to acquire certain FCC licenses relating to the River City Acquisition for a cash payment of $6.9 million by utilizing indebtedness under the Bank Credit Agreement. In July 1996, the Company utilized available indebtedness under its Bank Credit Agreement totaling $30.6 million for the acquisitions of WYZZ and KSMO. In August 1996, the Company utilized available indebtedness totaling $9.9 million for the acquisition of WSTR. In December 1996, the Company made purchase option extension payments of $7.0 million relating to WSYX utilizing indebtedness under the Bank Credit Agreement. The Company also made a $20.0 million payment of debt acquisition costs relating to the financing required to consummate the River City and KRRT acquisitions. In the fourth quarter of 1996, the Company negotiated the prepayment of syndicated program contract liabilities relating to excess syndicated programming assets and made cash payments of $15.1 million utilizing indebtedness under its Bank Credit Agreement of $10.0 million with the remainder being paid from existing cash balances.

   The Company anticipates that funds from operations, existing cash balances and availability of the revolving credit facility under the Bank Credit Agreement will be sufficient to meet its working capital, capital expenditures and debt service requirements for the foreseeable future. However, to the extent such funds are not sufficient, the Company may need to incur additional indebtedness, refinance existing indebtedness or raise funds from the sale of additional equity. The Bank Credit Agreement and the indentures (the "Existing Indentures") relating to the Company's 10% Senior Subordinated Notes and 10% Senior Subordniated Notes due 2003 (the "1995 Notes) would restrict the incurrence of additional indebtedness and the use of proceeds of an equity issuance. In 1996, the Company filed a registration statement with the Securities and Exchange Commission with respect to the sale by the Company of 5,750,000 shares of Class A Common Stock. The Company has not yet made such an offering but continues to intend to make such an offering at such time as it believes market conditions warrant, but there can be no assurance as to the timing of such an offering or whether such an offering will in fact occur.

INCOME TAXES
------------

   The Company's income tax provision increased to $6.9 million for the year ended December 31, 1996 from $5.2 million for the year ended December 31, 1995. The Company's effective tax rate increased to 86% for the year ended December 31, 1996 from 51% for the year ended December 31, 1995. The increase for the year ended December 31, 1996 as compared to the year ended December 31, 1995 primarily related to certain financial reporting and income tax differences attributable to certain 1995 and 1996 Acquisitions, and state franchise taxes which are independent of pre-tax income. Management believes that as pre-tax income increases in future years, the Company's effective tax rate will decrease. See Note 9 to the Company's Consolidated Financial Statements.

   The net deferred tax asset decreased to $782,000 as of December 31, 1996 from $21.0 million at December 31, 1995. The decrease in the Company's net deferred tax asset as of December 31, 1996 as compared to December 31, 1995 is primarily due to the Company recording deferred tax liabilities of $18.1 million relating to the acquisition of all of the outstanding stock of Superior Communications, Inc. (Superior) in May 1996, adjustments related to certain 1995 acquisitions, and resulting differences between the book and tax basis of the underlying assets.

   A $1.8 million net tax provision and a $647,000 tax benefit was recognized for the years ended December 31, 1995 and December 31, 1994, respectively. The provision for the year ended December 31, 1995 was comprised of $5.2 million provision relating to the Company's income before provision for income taxes and extraordinary item offset by a $3.4 million income tax benefit relating to the extraordinary loss on early extinguishment of debt. The $5.2 million tax provision reflects a 51% effective tax rate for the year ended December 31,
1995, which is higher than the statutory rate primarily due to the non-deductibility of goodwill relating to the repurchase of Common Stock in 1990. The income tax benefit for the year ended December 31, 1994 was 19.1% of the Company's loss before income taxes, which is lower than the benefit calculated at statutory rates primarily due to non-deductible goodwill amortization. After giving effect to these changes the Company had net deferred tax assets of $21.0 million at December 31, 1995 and $12.5 million at December 31, 1994, respectively.

SEASONALITY
-----------

   The Company's results usually are subject to seasonal fluctuations, which result in fourth quarter broadcast operating income usually being greater than first, second and third quarter broadcast operating income. This seasonality is primarily attributable to increased expenditures by advertisers in anticipation of holiday season spending and an increase in viewership during this period.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Set forth below is certain information relating to the Company's executive officers, directors, certain key employees and persons expected to become executive officers, directors or key employees.

         NAME           AGE                       TITLE
---------------------  ----- ---------------------------------------------------



David D. Smith.......  46    President, Chief Executive Officer, Director and
                             Chairman of the Board
Frederick G. Smith ..  47    Vice President and Director
J. Duncan Smith......  43    Vice President, Secretary and Director
Robert E. Smith......  33    Vice President, Treasurer and Director
David B. Amy.........  44    Chief Financial Officer
Barry Drake..........  45    Chief Operating Officer, SCI Radio
Alan B. Frank........  46    Regional Director, SCI
Michael Granados ....  42    Regional Director, SCI
Steven M. Marks......  40    Regional Director, SCI
John T. Quigley......  53    Regional Director, SCI
Frank Quitoni........  52    Regional Director, SCI
M. William Butler ...  44    Vice President/Group Program Director, SCI
Michael Draman.......  48    Vice President/TV Sales and Marketing, SCI
Stephen A. Eisenberg.  55    Vice President/Director of National Sales, SCI
Delbert R. Parks,III.  44    Director of Operations and Engineering, SCI
Robert E. Quicksilver  41    General Counsel, SCI
Thomas E. Severson ..  33    Corporate Controller
Michael E. Sileck ...  36    Vice President/Finance, SCI
Robin A. Smith.......  40    Chief Financial Officer, SCI Radio
Patrick J. Talamantes  32    Director of Corporate Finance
William E. Brock ....  66    Director
Lawrence E. McCanna .  53    Director
Basil A. Thomas......  81    Director

   In addition to the foregoing, the following persons have agreed to serve as executive officers and/or directors of the Company as soon as permissible under the rules of the FCC and applicable laws.

        NAME           AGE                      TITLE
--------------------  ----- ---------------------------------------------
Barry Baker.........   44   Executive Vice President of the Company,
                            Chief Executive Officer of SCI and Director
Kerby Confer........   56   Chief Executive Officer, SCI Radio
Roy F. Coppedge, III   48   Director

   In connection with the River City Acquisition, the Company agreed to increase the size of the Board of Directors from seven members to nine to accommodate the prospective appointment of each of Barry Baker and Roy F. Coppedge, III or such other designee as Boston Ventures may select. Mr. Baker and Mr. Confer currently serve as consultants to the Company.

   Members of the Board of Directors are elected for one-year terms and until their successors are duly elected and qualified. Executive officers are appointed by the Board of Directors annually to serve for one year-terms and until their successors are duly appointed and qualified.

   David D. Smith has served as President, Chief Executive Officer and Chairman of the Board since September 1990. Prior to that, he served as General Manager of WPTT from 1984, and assumed the financial and engineering responsibility for the Company, including the construction of WTTE in 1984. In 1980, Mr. Smith founded Comark Television, Inc., which applied for and was granted the permit for WPXT-TV in Portland, Maine and which purchased WDSI-TV in Chattanooga, Tennessee. WPXT-TV was sold one year after construction and WDSI-TV was sold two years after its acquisition. From 1978 to 1986, Mr. Smith co-founded and served as an officer and director of Comark Communications, Inc., a company engaged in the manufacture of high power transmitters for UHF television stations. His television career began with WBFF in Baltimore, where he helped in the construction of the station and was in charge of technical maintenance until 1978. David D. Smith, Frederick G. Smith, J. Duncan Smith and Robert E. Smith are brothers.

   Frederick G. Smith has served as Vice President of the Company since 1990 and as a Director since 1986. Prior to joining the Company in 1990, Mr. Smith was an oral and maxillofacial surgeon engaged in private practice and was employed by Frederick G. Smith, M.S., D.D.S., P.A., a professional corporation of which Mr. Smith was the sole officer, director and stockholder.

   J. Duncan Smith has served as Vice President, Secretary and a Director of the Company since 1988. Prior to that, he worked for Comark Communications, Inc. installing UHF transmitters. In addition, he also worked extensively on the construction of WPTT in Pittsburgh, WTTE in Columbus, WIIB in Bloomington and WTTA in St. Petersburg, as well as on the renovation of the new studio, offices and news facility for WBFF in Baltimore.

   Robert E. Smith has served as Vice President, Secretary and a Director of the Company since 1988. Prior to that, he served as Program Director at WBFF from 1986 to 1988. Prior to that, he assisted in the construction of WTTE and also worked for Comark Communications, Inc. installing UHF transmitters.

   David B. Amy has served as Chief Financial Officer ("CFO") since October of 1994 and prior to his appointment as CFO served as the Controller of the Company beginning in 1986. Before that, he served as the Business Manager for WPTT. Prior to joining the Company in 1984, Mr. Amy was an accounting manager of Penn Athletic Products Company in Pittsburgh, Pennsylvania. Mr. Amy received an MBA degree from the University of Pittsburgh in 1981.

   Barry Drake has served as Chief Operating Officer of SCI Radio since completion of the River City Acquisition. Prior to that time, he was Chief Operating Officer--Keymarket Radio Division of River City since July 1995. Prior to that time, he was President and Chief Operating Officer of Keymarket since 1988. From 1985 through 1988, Mr. Drake performed the duties of the President of each of the Keymarket broadcasting entities, with responsibility for three stations located in Houston, St. Louis and Detroit.

   Alan B. Frank has served as Regional Director for the Company since May 1994. As Regional Director, Mr. Frank is responsible for the Pittsburgh, Milwaukee, Kansas City and Raleigh-Durham markets. Prior to his appointment to Regional Director, Mr. Frank served as General Manager of WPGH beginning in September 1991.

   Michael Granados has served as a Regional Director of the Company since July 1996. As a Regional Director, Mr. Granados is responsible for the San Antonio, Des Moines, Peoria and, upon completion of the KUPN acquisition, Las Vegas markets. Prior to July 1996, Mr. Granados has served in various positions with the Company and, before the River City Acquisition, with River City. He served as the General Sales Manager of KABB from 1989 to 1993, the Station Manager and Director of Sales of WTTV from 1993 to 1994 and the General Manager of WTTV prior to his appointment as Regional Director in 1996.

   Steven M. Marks has served as Regional Director for the Company since October 1994. As Regional Director, Mr. Marks is responsible for the Baltimore, Norfolk, Flint and Birmingham markets. Prior to his appointment as Regional Director, Mr. Marks served as General Manager for WBFF since July 1991. From 1986 until joining WBFF in 1991, Mr. Marks served as General Manager at WTTE. Prior to that time, he was national sales manager for WFLX-TV in West Palm Beach, Florida.

   John T. Quigley has served as a Regional Director of the Company since June 1996. As Regional Director, Mr. Quigley is responsible for the Columbus, Cincinnati, and Oklahoma City markets. Prior to that time, Mr. Quigley served as general manager of WTTE since July 1985. Prior to joining WTTE, Mr. Quigley served in broadcast management positions at WCPO-TV in Cincinnati, Ohio and WPTV-TV in West Palm Beach, Florida.

   Frank Quitoni has served as a Regional Director since completion of the River City Acquisition. As Regional Director, Mr. Quitoni is responsible for the St. Louis, Sacramento, Indianapolis and Asheville/Greenville/Spartanburg markets. Prior to joining the Company, he was Vice President of Operations for River City since 1995. Mr. Quitoni had served as the Director of Operations and Engineering for River City since 1994. Prior thereto Mr. Quitoni served as a consultant to CBS beginning in 1989. Mr. Quitoni was the Director of Olympic Operations for CBS Sports for the 1992 Winter Olympic Games and consulted with CBS for the 1994 Winter Olympic Games. Mr. Quitoni was awarded the Technical Achievement Emmy for the 1992 and 1994 CBS Olympic broadcasts.

   M. William Butler has served as Vice President/Group Program Director, SCI since 1997. Prior to joining the Company, he served as Director of Programming at KCAL, the Walt Disney Company station in Los Angeles, California. Before that, he was Director of Marketing and Programming at WTXF in Philadelphia, Pennsylvania and WLVI in Boston, Massachusetts. Mr. Butler attended the Graduate Business School of the University of Cincinnati from 1975 to 1976.

   Michael Draman has served as Vice President/TV Sales and Marketing, SCI since 1997. Prior to joining the Company, he served as Vice President of Revenue Development for New World Television. Before that, he was Director of Sales and Marketing for WSVN in Miami, Florida. Mr. Draman attended The American University and The Harvard Business School and served with the U.S.
Marine Corps in Vietnam.

   Stephen A.  Eisenberg  has served as Director of  National  Sales,  SCI since
November 1996. Prior to joining the Company, he served as Vice President/Director of Sales for Petry Television, with total national sales responsibility for KTTV in Los Angeles, California, KCPQ-TV in Seattle,
Washington,  WTNH-TV in New Haven,  Connecticut,  WKYC-TV  in  Cleveland,  Ohio,
WBIR-TV in Knoxville, Tennessee, WKEF-TV in Dayton, Ohio and WTMJ-TV in Milwaukee, Wisconsin. His career at Petry Television spanned 21 years. Mr. Eisenberg received an MS degree in Journalism from Northwestern's Medill School and a BA degree from Brooklyn College.

   Delbert R. Parks III has served as Vice President of Operations and Engineering since the completion of the River City Acquisition. Prior to that time, he was Director of Operations and Engineering for WBFF and Sinclair since 1985, and has been with the Company for 25 years. He is responsible for planning, organizing and implementing operational and engineering policies and strategies as they relate to television and computer systems. Currently, he is consolidating facilities for Sinclair's television stations and has just completed a digital facility for Sinclair's news and technical operation in Pittsburgh. Mr. Parks is also a Lieutenant Colonel in the Maryland Army National Guard and commands the 1st Battalion, 175th Infantry (Light).

   Robert E. Quicksilver has served as General Counsel, SCI since completion of the River City Acquisition. Prior to that time he served as General Counsel of River City since September 1994. Prior to joining River City, Mr. Quicksilver was with the law firm of Rosenblum, Goldenhersh, Silverstein and Zafft, P.C. in St. Louis, where he was a partner for six years. Mr. Quicksilver holds a B.A. from Dartmouth College and a J.D. from the University of Michigan.

   Thomas E. Severson has served as Corporate Controller since 1997. Before that, Mr. Severson served as Assistant Controller of the Company since 1995. Prior to joining the Company, Mr. Severson held positions in the audit departments of KPMG Peat Marwick LLP and Deloitte & Touche LLP from 1991 to 1995. Mr. Severson is a graduate of the University of Baltimore and is a Certified Public Accountant.

   Michael E. Sileck has served as Vice President/Finance of SCI since completion of the River City Acquisition. Prior to that time he served as the Director of Finance for River City since 1993. Mr. Sileck joined River City in July 1990 as Director of Finance and Business Affairs for KDNL-TV. Mr. Sileck is an active member of the Broadcast Cable Financial Management Association ("BCFM") and was a Director of BCFM from 1993 to 1996. Mr. Sileck, a Certified Public Accountant, received a B.S. degree in Accounting from Wayne State University and an M.B.A. in Finance from Oklahoma City University.

   Robin A. Smith has served as Chief Financial Officer, SCI Radio since June 1996. Prior to joining the Company, she served as Vice President and Chief Financial Officer of the Park Lane Group of Menlo Park, California, which owned and operated small market radio stations. Before that, she served as Vice President and Treasurer of Edens Broadcasting, Inc. in Phoenix, Arizona, which owns and operates radio stations in major markets. Ms. Smith is a graduate of Arizona State University and is a Certified Public Accountant.

   Patrick Talamantes has served as Director of Corporate Finance since completion of the River City Acquisition. Prior to that time he served as Treasurer for River City since April 1995. From 1991 to 1995, he was a Vice President with Chemical Bank, where he completed financings for clients in the cable, broadcasting, publishing and entertainment industries. Mr. Talamantes holds a B.A. degree from Stanford University and an M.B.A. from the Wharton School at the University of Pennsylvania.

   William E. Brock has served as a Director of the Company since July 1995. Mr. Brock served as chairman of The Brock Group from 1989 until January 1994, and as chairman emeritus from 1994 to 1996. Mr. Brock currently serves as chairman of Intellectual Development Systems. Mr. Brock served as a United States Senator from Tennessee from 1971 to 1977 and as a member of the U.S. House of Representatives from 1962 to 1970. Mr. Brock served as a member of President Reagan's cabinet from 1981 to 1987, as U.S. Trade Representative from 1981 to 1985 and as Secretary of Labor from 1985 to 1987. Mr. Brock was National Chairman of the Republican Party from 1977 to 1981.

   Lawrence E. McCanna has served as a Director of the Company since July 1995. Mr. McCanna has been a partner of the accounting firm of Gross, Mendelsohn & Associates, P.A., since 1972 and has served as its managing partner since 1982. Mr. McCanna has served on various committees of the Maryland Association of Certified Public Accountants and was chairman of the Management of the Accounting Practice Committee. He is also a former member of the Management of an Accounting Practice Committee of the American Institute of Certified Public Accountants. Mr. McCanna is a member of the board of directors of Maryland Special Olympics.

   Basil A. Thomas has served as a Director of the Company since November 1993. He is of counsel to the Baltimore law firm of Thomas & Libowitz, P.A. and has been in the private practice of law since 1983. From 1961 to 1968, Judge Thomas served as an Associate Judge on the Municipal Court of Baltimore City and, from 1968 to 1983, he served as an Associate Judge of the Supreme Bench of Baltimore City. Judge Thomas is a trustee of the University of Baltimore and a member of the American Bar Association and the Maryland State Bar Association. Judge Thomas attended the College of William & Mary and received his L.L.B. from the University of Baltimore. Judge Thomas is the father of Steven A. Thomas, a senior attorney and founder of Thomas & Libowitz, counsel to the Company.

   Barry Baker has been the Chief Executive Officer of River City since 1989, and is the President of the corporate general partner of River City, Better Communications, Inc. ("BCI"). The principal business of both River City and BCI is television and radio broadcasting. In connection with the River City Acquisition, the Company agreed to appoint Mr. Baker Executive Vice President of the Company and to elect him as a Director at such time as he is eligible to hold those positions under applicable FCC regulations. He currently serves as a consultant to the Company.

   Kerby Confer served as a member of the Board of Representatives and Chief Executive Officer-- Keymarket Radio Division of River City since July 1995. Prior thereto, Mr. Confer served as Chairman of the Board and Chief Executive Officer of Keymarket since its founding in December 1981. Prior to engaging in the acquisition of various radio stations in 1975, Mr. Confer held a number of jobs in the broadcast business, including serving as Managing Partner of a radio station in Annapolis, Maryland from 1969 to 1975. From 1966 to 1969, he hosted a pop music television show on WBAL-TV (Baltimore) and WDCA-TV (Washington, D.C.). Prior thereto, Mr. Confer served as program director or producer/director for radio and television stations owned by Susquehanna Broadcasting and Plough Broadcasting Company, Inc. Mr. Confer currently provides services to the Company and is expected to become Chief Executive Officer of SCI Radio at such time as he is eligible to hold this position under applicable FCC regulations.

   Roy F. Coppedge, III is a general partner of the general partner of each of the Boston Ventures partnerships, limited partnerships primarily involved in the business of investments. Mr. Coppedge is a director of Continental Cablevision, Inc., and American Media, Inc. and a member of the Board of Representatives of Falcon Holding Group, L.P. In connection with the River City Acquisition, the Company agreed to elect Mr. Coppedge as a Director at such time as he is eligible to hold that position under applicable FCC regulations.

ITEM 11. EXECUTIVE COMPENSATION

   The following table sets forth certain information regarding the annual and long-term compensation by the Company for services rendered in all capacities during the years ended December 31, 1994, 1995 and 1996 by the Chief Executive Officer and the four other executive officers of the Company as to whom the total annual salary and bonus exceeded $100,000 (the "Named Executive Officers") in 1996:

SUMMARY COMPENSATION TABLE


                                                                           LONG-TERM
                                            ANNUAL COMPENSATION          COMPENSATION
                                                                          SECURITIES         ALL OTHER
               NAME AND                                                   UNDERLYING        COMPENSATION
          PRINCIPAL POSITION            YEAR    SALARY      BONUS     OPTIONS GRANTED (#)       (A)
                                       ------ ---------- ----------- -------------------- ---------------
David D. Smith,
President and Chief Executive
Officer..............................  1996   $767,308   $  317,913         --             $ 6,748
                                       1995    450,000      343,213         --               4,592
                                       1994    317,913    1,300,000         --               3,841
Frederick G. Smith,
Vice President.......................  1996    260,000      233,054         --               6,704
                                       1995    260,000      258,354         --              20,361
                                       1994    233,054      900,000         --              18,960
J. Duncan Smith,
Secretary............................  1996    270,000      243,485         --              18,494
                                       1995    270,000      268,354         --              21,467
                                       1994    243,485      900,000         --              16,418
Robert E. Smith,
Treasurer............................  1996    250,000      233,054         --               6,300
                                       1995    250,000      258,354         --               4,592
                                       1994    233,054      900,000         --              13,238
David B. Amy,
Chief Financial Officer..............  1996    173,582       20,000     25,000               7,766
                                       1995    132,310       31,000      7,500               7,868
                                       1994    122,400       20,000         --               5,011


(a) All other compensation consists of income deemed received for personal use of Company-leased automobiles, the Company's 401 (k) contribution, life insurance and long-term disability coverage.

   In addition to the foregoing, Mr. Barry Baker and Mr. Kerby Confer have agreed to serve as executive officers and/or directors of the Company as soon as permissible under the rules of the FCC and applicable laws and received consulting fees during the year ended December 31, 1996 of $527,976 and $162,500, respectively.

STOCK OPTIONS

   The following table sets forth information concerning each grant of stock options made during 1996 to each of the Named Executive Officers:


                                                                             VALUE OF
                                                                              OPTIONS
                     NUMBER OF     PERCENT OF                               AT DATE OF
                    SECURITIES   TOTAL OPTIONS                                 GRANT
                    UNDERLYING     GRANTED TO     EXERCISE                BASED ON BLACK-
                      OPTIONS     EMPLOYEES IN     PRICE     EXPIRATION   SCHOLES OPTION
       NAME         GRANTED(#)    FISCAL YEAR    PER SHARE      DATE       PRICING MODEL
-----------------  ------------ --------------- ----------- ------------ ----------------
David D. Smith ..         --      --%           $      --             -- $        --
Frederick G.
  Smith............       --      --                   --             --          --
J. Duncan Smith .         --      --                   --             --          --
Robert E. Smith .         --      --                   --             --          --
David B. Amy.....     10,000       *                37.75      5/31/2006     160,419
                      15,000       *                30.11      5/31/2006     287,319


   * Less than one percent.

   The following table shows the number of stock options exercised during 1996 and the 1996 year-end value of the stock options held by the Named Executive
Officers:

                                    NUMBER OF
                                                    SECURITIES UNDERLYING          VALUE OF UNEXERCISED
                         SHARES                      UNEXERCISED OPTIONS          "IN-THE-MONEY" OPTIONS
                        ACQUIRED       VALUE        AT DECEMBER 31, 1996          AT DECEMBER 31, 1996(A)
                                                   ----------------------        -------------------------
       NAME           ON EXERCISE    REALIZED     EXERCISABLE  UNEXERCISABLE    EXERCISABLE  UNEXERCISABLE
     -------        --------------- ----------   ------------- --------------   -----------  -------------
David D. Smith  ..    --            $  --            --             --        $  --         $       --
Frederick G.
Smith ............    --               --            --             --           --                 --
J. Duncan Smith  .    --               --            --             --           --                 --
Robert E. Smith  .    --               --            --             --           --                 --
David B. Amy .....    --               --         3,750         28,750           --             37,500


   (a) An "In-the-Money" option is an option for which the option price of the underlying stock is less than the market price at December 31, 1996, and all of the value shown reflects stock price appreciation since the granting of the option.

DIRECTOR COMPENSATION

   Directors of the Company who also are employees of the Company serve without additional compensation. Independent directors receive $15,000 annually. These independent directors also receive $1,000 for each meeting of the Board of Directors attended and $500 for each committee meeting attended. In addition, the independent directors are reimbursed for any expenses incurred in connection with their attendance at such meetings.


EMPLOYMENT AGREEMENTS

   The Company has entered into an employment agreement with David D. Smith, President and Chief Executive Officer of the Company. David Smith's employment agreement has an initial term of three years and is renewable for additional one-year terms, unless either party gives notice of termination not less than 60 days prior to the expiration of the then current term. The Company's Compensation Committee has approved an increase in Mr. Smith's total compensation to $1,200,000. Mr. Smith is also entitled to participate in the Company's Executive Bonus Plan based upon the performance of the Company during the year. The employment agreement provides that the Company may terminate Mr. Smith's employment prior to expiration of the agreement's term as a result of
(i) a breach by Mr. Smith of any material covenant, promise or agreement contained in the employment agreement; (ii) a dissolution or winding up of the Company; (iii) the disability of Mr. Smith for more than 210 days in any twelve month period (as determined under the employment agreement); or (iv) for cause, which includes conviction of certain crimes, breach of a fiduciary duty to the Company or the stockholders, or repeated failure to exercise or undertake his duties as an officer of the Company (each, a "Termination Event").

   In June 1995, the Company entered into an employment agreement with Frederick
G. Smith, Vice President of the Company. Frederick Smith's employment agreement has an initial term of three years and is renewable for additional one-year terms, unless either party gives notice of termination not less than 60 days prior to the expiration of the then current term. Under the agreement, Mr. Smith receives a base salary of $260,000 and is also entitled to participate in the Company's Executive Bonus Plan based upon the performance of the Company and Mr. Smith during the year. The employment agreement provides that the Company may terminate Mr. Smith's employment prior to expiration of the agreement's term as a result of a Termination Event.

   In June 1995, the Company entered into an employment agreement with J. Duncan Smith, Vice President and Secretary of the Company. J. Duncan Smith's employment agreement has an initial term of three years and is renewable for additional one-year terms, unless either party gives notice of termination not less than 60 days prior to the expiration of the then current term. Under the agreement, Mr. Smith receives a base salary of $270,000 and is also entitled to participate in the Company's Executive Bonus Plan based upon the performance of the Company and Mr. Smith during the year. The employment agreement provides that the Company may terminate Mr. Smith's employment prior to expiration of the agreement's term as a result of a Termination Event.

   In June 1995, the Company entered into an employment agreement with Robert E. Smith, Vice President and Treasurer of the Company. Robert E. Smith's employment agreement has an initial term of three years and is renewable for additional one-year terms, unless either party gives notice of termination not less than 60 days prior to the expiration of the then current term. Under the agreement, Mr. Smith receives a base salary of $250,000 and is also entitled to participate in the Company's Executive Bonus Plan based upon the performance of the Company and Mr. Smith during the year. The employment agreement provides that the Company may terminate Mr. Smith's employment prior to expiration of the agreement's term as a result of a Termination Event.

   In connection with the River City Acquisition, the Company entered into an employment agreement (the "Baker Employment Agreement") with Barry Baker pursuant to which Mr. Baker will become President and Chief Executive Officer of SCI and Executive Vice President of the Company at such time as Mr. Baker is able to hold those positions consistent with applicable FCC regulations. Until such time as Mr. Baker is able to become an officer of the Company, he serves as a consultant to the Company pursuant to a consulting agreement and receives compensation that he would be entitled to as an officer under the Baker Employment Agreement. While Mr. Baker acts as consultant to the Company he will not direct employees of Sinclair in the operation of its television stations and will not perform services relating to any shareholder, bank financing or regulatory compliance matters with respect to the Company. In addition, Mr. Baker will remain the Chief Executive Officer of River City and will devote a substantial amount of his business time and energies to those services. Pursuant to the Baker Employment Agreement, Mr. Baker receives a base salary of approximately $1,056,000 per year, subject to annual increases of 7-1/2% January 1 each year beginning January 1, 1997. Mr. Baker is also entitled to receive a bonus equal to 2% of the amount by which the Broadcast Cash Flow (as defined in the Baker Employment Agreement) of SCI for a year exceeds the Broadcast Cash Flow for the immediately preceding year. Pursuant to the Baker Employment Agreement, Mr. Baker has received options to acquire 1,382,435 shares of the Class A Common Stock (or 3.33% of the common equity of Sinclair determined on a fully diluted basis). The option became exercisable with respect to 50% of the shares upon closing of the River City Acquisition, and becomes exercisable with respect to 25% of the shares on the first anniversary of the closing of the River City Acquisition, and 25% on the second anniversary of the River City Acquisition. The exercise price of the option is approximately $30.11 per share. The term of the Baker Employment Agreement extends until May 31, 2001, and is automatically extended to the third anniversary of any Change of Control (as defined in the Baker Employment Agreement). If the Baker Employment Agreement is terminated as a result of a Series B Trigger Event (as defined below), then Mr. Baker shall be entitled to a termination payment equal to the amount that would have been paid in base salary for the remainder of the term of the agreement plus bonuses that would be paid for such period based on the average bonus paid to Mr. Baker for the previous three years, and all options shall vest immediately upon such termination. In addition, upon such a termination, Mr. Baker shall have the option to purchase from the Company for the fair market value thereof either (i) all broadcast operations of Sinclair in the St. Louis, Missouri DMA or (at the option of Mr. Baker) the Asheville-Greenville-

Spartanburg, South Carolina DMA or (ii) all of the Company's radio broadcast operations. Mr. Baker shall also have the right following such a termination to receive quarterly payments (which may be paid either in cash or, at the Company's option, in additional shares of Class A Common Stock) equal to 5.00% of the fair market value (on the date of each payment) of all stock options and common stock issued pursuant to exercise of such stock options or pursuant to payments of this obligation in shares and held by him at the time of such payment (except that the first such payment shall be 3.75% of such value). The fair market value of unexercised options for such purpose shall be equal to the market price of underlying shares less the exercise price of the options. Following termination of Mr. Baker's employment agreement, the Company shall have the option to purchase the options and shares from Mr. Baker at their market value. A "Series B Trigger Event" means the termination of Barry Baker's employment with the Company prior to the expiration of the initial five-year term of his employment agreement (i) by the Company for any reason other than "for cause" (as defined in the Baker Employment Agreement) or (ii) by Barry Baker under certain circumstances, including (a) on 60 days' prior written notice given at any time within 180 days following a Change of Control (as defined in the Baker Employment Agreement; (b) if Mr. Baker is not elected (and continued) as a director of Sinclair or SCI, as President and Chief Executive Officer of SCI or as Executive Vice President of Sinclair, or Mr. Baker shall be removed from any such board or office; (c) upon a material breach by Sinclair or SCI of the Baker Employment Agreement which is not cured; (d) if there shall be a material diminution in Mr. Baker's authority or responsibility, or certain of his economic benefits are materially reduced, or Mr. Baker shall be required to work outside Baltimore; or (e) the effective date of his employment as contemplated by clause (b) shall not have occurred by August 31, 1997. Mr. Baker cannot be appointed to such positions with the Company or SCI until the Company or SCI takes certain actions with respect to WTTV and WTTK in Indianapolis or WTTE or WSYX in Columbus.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

   Other than as follows, no Named Executive Officer is a director of a corporation that has a director or executive officer who is also a director of the Company. Each of David D. Smith, Frederick G. Smith, J. Duncan Smith and Robert E. Smith (the "Controlling Stockholders", (all of whom are directors of the Company and Named Executive Officers) is a director and/or executive officer of each of various other corporations controlled by the Controlling Stockholders.

   During 1996, none of the Named Executive Officers participated in any deliberations of the Company's Board of Directors or the Compensation Committee relating to compensation of the Named Executive Officers.

   The members of the Compensation Committee are Messrs. Thomas, Brock and McCanna. Mr. Thomas is of counsel to the law firm of Thomas & Libowitz, and is the father of Steven A. Thomas, a senior attorney and founder of Thomas & Libowitz, P.A. During 1996, Thomas & Libowitz, P.A., billed the Company approximately $900,000 in fees and expenses for legal services.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


   The following table sets forth as of the date hereof the number and percentage of outstanding shares of the Company's Common Stock beneficially owned by (i) all persons known by the Company to beneficially own more than 5% of the Company's Common Stock, (ii) each director and each Named Executive Officer who is a stockholder, and (iii) all directors and executive officers as a group. Unless noted otherwise, the business address of each of the following is 2000 West 41st Street, Baltimore, MD 21211:


                                     SHARES OF CLASS B     SHARES OF SERIES B     SHARES OF CLASS A    PERCENT OF
                                        COMMON STOCK         PREFERRED STOCK         COMMON STOCK        TOTAL
                                     BENEFICIALLY OWNED    BENEFICIALLY OWNED     BENEFICIALLY OWNED     VOTING
                                     ------------------   -------------------     ------------------
              NAME                 NUMBER      PERCENT     NUMBER   PERCENT     NUMBER       PERCENT    POWER (A)
           ---------              --------     --------   --------  -------    --------     --------   ----------
David D. Smith (b)..............   7,249,999    26.0%                           7,259,999   51.2%      25.0%
Frederick G. Smith (b)(c) ......   6,864,944    24.6%                           6,868,944   49.8%      23.7%
J. Duncan Smith (b)(d)..........   6,999,994    25.1%                           6,999,994   50.3%      24.2%
Robert E. Smith (b)(e)..........   6,735,644    24.2%                           6,735,644   49.4%      23.3%




                                     SHARES OF CLASS B     SHARES OF SERIES B     SHARES OF CLASS A    PERCENT OF
                                        COMMON STOCK         PREFERRED STOCK         COMMON STOCK        TOTAL
                                     BENEFICIALLY OWNED    BENEFICIALLY OWNED     BENEFICIALLY OWNED     VOTING
                                     ------------------   -------------------     ------------------
              NAME                 NUMBER      PERCENT     NUMBER   PERCENT     NUMBER       PERCENT    POWER (A)
           ---------              --------     --------   --------  -------    --------     --------   ----------
David B. Amy (f)................                                                   34,700     *          *
Basil A. Thomas.................                                                    2,000     *          *
Lawrence E. McCanna.............                                                      300     *          *
William E. Brock................                                                    2,500     *          *
Barry Baker (g)(h)..............                           72,016       6.3%    1,644,311   19.2%        *
Putnam Investments, Inc.........                                                2,175,000   31.5%        *
 One Post Office Square
 Boston, Massachusetts 02109
T. Rowe Price Associates,
 Inc. (i)......................                                                   425,000    6.1%        *
 100 East Pratt Street
 Baltimore, Maryland 21202.....
Better Communications, Inc.(h).                           134,858      11.8%      490,883    6.6%        *
 1215 Cole Street
 St. Louis, Missouri 63106
BancBoston Investments (h)....                            150,335      13.2%      547,219    7.3%        *
 150 Royal Street
 Canton, Massachusetts 02021
Pyramid Ventures, Inc. (h)....                            152,995      13.4%      556,902    7.4%        *
 1215 Cole Street
 St. Louis, Missouri 63106
Boston Ventures Limited
 Partnership IV (h)..............                         253,800      22.3%      923,832   11.8%        *
 21 Custom House Street
 10th Floor
 Boston, Massachusetts 02110
Boston Ventures Limited
 Partnership IVA (h) ............                         142,745      12.5%      519,592    7.0%        *
 21 Custom House Street
 10th Floor
 Boston, Massachusetts 02110
All directors and executive
 officers as a group (8
 persons)........................  27,850,581   100.0%         --      --      27,904,081   80.2%      96.2%

   * Less than 1%

   (a) Holders of Class A Common Stock are entitled to one vote per share and holders of Class B Common Stock are entitled to ten votes per share except for votes relating to "going private" and certain other transactions. The Class A Common Stock, the Class B Common Stock and the Series B Preferred Stock vote together as a single class except as otherwise may be required by Maryland law on all matters presented for a vote, with each share of Series B Preferred Stock entitled to 3.64 votes on all such matters. Holders of Class B Common Stock may at any time convert their shares into the same number of shares of Class A Common Stock and holders of Series B Preferred Stock may at any time convert each share of Series B Preferred Stock into 3.64 shares of Class A Common Stock.

   (b) Shares of Class A Common Stock beneficially owned includes shares of Class B Common Stock beneficially owned, each of which is convertible into one share of Class A Common Stock.

   (c) Includes 532,645 shares held in irrevocable trusts established by Frederick G. Smith for the benefit of his children and as to which Mr. Smith has the power to acquire by substitution of trust property. Absent such substitution, Mr. Smith would have no power to vote or dispose of the shares.

   (d) Includes 521,695 shares held in irrevocable trusts established by J. Duncan Smith for the benefit of his children and as to which Mr. Smith has the power to acquire by substitution of trust property. Absent such substitution, Mr. Smith would have no power to vote or dispose of the shares.

   (e) Includes 1,009,745 shares held in irrevocable trusts established by Robert E. Smith for the benefit of his children and as to which Mr. Smith has the power to acquire by substitution of trust property. Absent such substitution, Mr. Smith would have no power to vote or dispose of the shares.

   (f) Includes 32,500 shares of Class A Common Stock that may be acquired upon exercise of options granted in 1995 and 1996 pursuant to the Incentive Stock Option Plan and Long Term Incentive Plan.

   (g) Consists of 1,382,435 shares of Class A Common Stock that may be acquired upon exercise of options granted in 1996 pursuant to the Long Term Incentive Plan.

   (h) Shares of Class A Common Stock beneficially owned includes 3.64 shares for each share of Series B Preferred Stock beneficially owned as each share of Series B Preferred Stock is immediately convertible into approximately 3.64 shares of Class A Common Stock.

   (i) These securities are owned by various individual and institutional investors to which T. Rowe Price Associates, Inc. ("Price Associates") serves as investment advisor with power to direct investments and/or sole voting power to vote the securities. For purposes of the reporting requirements of the Securities Exchange Act of 1934, Price Associates is deemed to be a beneficial owner of such securities; however, Price Associates expressly disclaims that it is, in fact, beneficial owner of such securities.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Since December 31, 1995, the Company has engaged in the following transactions with persons who are, or are members of the immediate family of, directors, persons expected to become a director, officers or beneficial owners of 5% or more of the issued and outstanding Common Stock, or with entities in which such persons or certain of their relatives have interests.

WPTT NOTE

   In connection with the sale of WPTT in Pittsburgh by the Company to WPTT, Inc., WPTT, Inc., issued to the Company a 15-year senior secured term note of $6.0 million (the "WPTT Note"). The Company subsequently sold the WPTT Note to the late Julian S. Smith and Carolyn C. Smith, the parents of the Controlling Stockholders and both former stockholders of the Company, in exchange for the payment of $50,000 and the issuance of a $6.6 million note, which bears interest at 7.21% per annum and requires payments of interest only through September 2001. Monthly principal payments of $109,317 plus interest are payable with respect to this note commencing in November 2001 and ending in September 2006, at which time the remaining principal balance plus accrued interest, if any, is due. During the year ended December 31, 1996, the Company received $473,000 in interest payments on this note. At December 31, 1996, the balance on this note was $6,559,000.

WIIB NOTE

   In September 1990, the Company sold all the stock of Channel 63, Inc., the owner of WIIB in Bloomington, Indiana, to the Controlling Stockholders for $1.5 million. The purchase price was delivered in the form of a note issued to the Company which was refinanced in June 1992 (the "WIIB Note"). The WIIB Note bears interest at 6.88% per annum, is payable in monthly principal and interest payments of $16,000 until September 30, 2000, at which time a final payment of approximately $431,000 is due. Principal and interest paid in 1996 on the WIIB Note was $174,000. At December 31, 1996, $1.0 million in principal amount of the WIIB Note remained outstanding.

BAY CREDIT FACILITY

   In connection with the capitalization of Bay Television, Inc., the Company agreed on May 17, 1990 to loan the Controlling Stockholders up to $3.0 million (the "Bay Credit Facility"). Each of the loans to the Controlling Stockholders pursuant to the Bay Credit Facility is evidenced by an amended and restated secured note totaling $2.6 million due December 31, 1999 accruing interest at a fixed rate equal to 6.88%. Principal and interest are payable over six years commencing on March 31, 1994, and are required to be repaid quarterly and $480,000 was paid in 1996. $600,000 is payable in 1997, $660,000 is payable in
1998 and $718,000 is payable in 1999. As of December 31, 1996, approximately $1.8 million in principal amount was outstanding under this note.

AFFILIATED LEASES

   From 1987 to 1992, the Company entered into five lease transactions with CCI, a corporation wholly owned by the Controlling Stockholders, to lease certain facilities from CCI. Four of these leases are 10-year leases for rental space on broadcast towers, two of which are capital leases having renewable terms of 10 years. The other lease is a month-to-month lease for a portion of studio and office space at which certain satellite dishes are located. Aggregate annual rental payments related to these leases were $498,000 in 1996. The aggregate annual rental payments related to these leases are scheduled to be $454,000 in 1997 and $474,000 in 1998.

   In January 1991, CTI entered into a 10-year capital lease with KIG, a corporation wholly owned by the Controlling Stockholders, pursuant to which CTI leases both an administrative facility and studios for station WBFF and the Company's present corporate offices. Additionally, in June 1991, CTI entered into a one-year renewable lease with KIG pursuant to which CTI leases parking facilities at the administrative facility. Payments under these leases with KIG were $559,300 in 1996. The aggregate annual rental payments related to the administrative facility are scheduled to be $616,400 in 1997 and $636,400 in 1998. During 1996, the Company chartered airplanes owned by certain companies controlled by the Controlling Stockholders and incurred expenses of approximately $336,000 related to these charters.

TRANSACTIONS WITH GERSTELL

   Gerstell LP, an entity wholly owned by the Controlling Stockholders, was formed in April 1993 to acquire certain personal and real property interests of the Company in Pennsylvania. In a transaction that was completed in September 1993, Gerstell LP acquired the WPGH office/studio, transmitter and tower site for an aggregate purchase price of $2.2 million. The purchase price was financed in part by a $2.1 million note from Gerstell LP bearing interest at 6.18% with principal payments beginning on November 1, 1994 and a final maturity date of October 1, 2013. Principal and interest paid in 1996 on the note was $188,000. At December 31, 1996, $2.0 million in principal amount of the note remained outstanding. Following the acquisition, Gerstell LP leased the office/studio, transmitter and tower site to WPGH, Inc. (a subsidiary of the Company) for $14,875 per month and $25,000 per month, respectively. The leases have terms of seven years, with four seven-year renewal periods. Aggregate annual rental payment related to these leases was $534,000 in 1996. Gerstell LP has arranged for a $2.0 million loan (the "Gerstell Loan") from a bank lender to provide for construction at the studio/transmitter site of an expansion to the existing office building/television studio located there and for construction of a new tower having an aggregate estimated cost of $1.5 million. The Company has guaranteed the Gerstell Loan. As of December 31, 1996, $885,000 was outstanding under the Gerstell Loan. The completed office building/television studio and the new tower is leased from Gerstell LP by WPGH, Inc., a subsidiary of the Company. The Company believes that the leases with Gerstell LP are on terms and conditions customary in similar leases with independent third parties.

STOCK REDEMPTIONS

   On September 30, 1990, the Company issued certain notes (the "Founders' Notes") maturing on May 31, 2005, payable to the late Julian S. Smith and Carolyn C. Smith, former majority owners of the Company and the parents of the Controlling Stockholders. The Founders' Notes, which were issued in consideration for stock redemptions equal to 72.65% of the then outstanding stock of the Company, have principal amounts of $7.5 million and $6.7 million, respectively. The Founders' Notes include stated interest rates of 8.75%, which were payable annually from October 1990 until October 1992, then payable monthly commencing April 1993 to December 1996, and then semiannually thereafter until maturity. The effective interest rate approximates 9.4%. The Founders' Notes are secured by security interests in substantially all of the assets of the Company and its Subsidiaries, and are personally guaranteed by the Controlling Stockholders.

   Principal and interest payments on the Founders' Note issued to the estate of Julian S. Smith are payable, in various amounts, each April and October, beginning October 1991 until October 2004, with a balloon payment due at maturity in the amount of $5.0 million. Additionally, monthly interest payments commenced on April 1993 and continued until December 1996. Principal and interest paid in 1996 on this Founders' Note was $860,000 At December 31, 1996, $6.0 million in principal amount of this Founders' Note remained outstanding.

   Principal payments on the Founders' Note issued to Carolyn C. Smith are payable, in various amounts, each April and October, beginning October 1991 until October 2002. Principal and interest paid in 1996 on this Founders' Note was $1.1 million. At December 31, 1996, $4.5 million in principal amount of this Founders' Note remained outstanding.

RELATIONSHIP WITH GLENCAIRN

   Glencairn is a  corporation  owned by (i) Edwin L.  Edwards,  Sr. (3%),  (ii)
Carolyn C. Smith, the mother of the Controlling Stockholders (7%), and (iii) certain trusts established by Carolyn C. Smith for the benefit of her grandchildren (the "Glencairn Trusts") (90%). The 90% equity interest in Glencairn owned by the Glencairn Trusts is held through the ownership of non-voting common stock. The 7% equity interest in Glencairn owned by Carolyn C. Smith is held through the ownership of common stock that is generally non-voting, except with respect to certain specified extraordinary corporate matters as to which this 7% equity interest has the controlling vote. Edwin L. Edwards, Sr. owns a 3% equity interest in Glencairn through ownership of all of the issued and outstanding voting stock of Glencairn and is Chairman of the Board, President and Chief Executive Officer of Glencairn.

   There have been, and the Company expects that in the future there will be, transactions between the Company and Glencairn. Glencairn is the owner-operator and FCC licensee of WNUV in Baltimore, WVTV in Milwaukee, WRDC in Raleigh/Durham and WABM in Birmingham. The Company has entered into LMAs with Glencairn relating to WNUV, WVTV, WRDC and WABM pursuant to which the Company provides programming to Glencairn for airing on WNUV, WVTV, WRDC and WABM, respectively, during the hours of 6:00 a.m. to 2:00 a.m. each day and has the right to sell advertising during this period, all in exchange for the payment by the Company to Glencairn of monthly fees totaling $446,000.

   In June 1995, the Company acquired options from certain stockholders of Glencairn (the "Glencairn Options") which grant to the Company the right to acquire, subject to applicable FCC rules and regulations, stock comprising up to a 97% equity interest in Glencairn. Of the stock subject to the Glencairn Options, a 90% equity interest is non-voting and the remaining 7% equity interest is non-voting, except with respect to certain extraordinary matters as to which this 7% equity interest has the controlling vote. Each Glencairn Option was purchased by the Company for $1,000 ($5,000 in the aggregate) and is exercisable only upon the Company's payment of an option exercise price generally equal to the optionor's proportionate share of the aggregate acquisition cost of all stations owned by Glencairn on the date of exercise (plus interest at a rate of 10% from the respective acquisition date). The Company estimates that the aggregate option exercise price for the Glencairn Options, if currently exercised, would be approximately $9.7 million.

   In connection with the River City Acquisition, the Company assigned to Glencairn its option to purchase certain assets relating to WFBC, Anderson, South Carolina, one of the River City stations. In addition, the Company has agreed (subject to FCC approval) to sell to Glencairn for $2,000,000 the License Assets of WTTE in Columbus, Ohio, which the Company currently owns. The Company has applied with the FCC to acquire the License Assets of a television station from River City located in the same market as WFBC. In addition, the Company has an option to acquire from River City the assets of WSYX, which is in the same market as WTTE. See "Business--Broadcasting Acquisition Strategy." The Company intends to enter into LMAs with Glencairn relating to WFBC and WTTE pursuant to which the Company will supply programming to Glencairn, obtain the right to sell advertising during the periods covered by the supplied programming and make payments to Glencairn in amounts to be negotiated.

   Also in connection with the River City Acquisition, Glencairn has been granted an option to acquire from the current owner of the License Assets of KRRT, Kerrville, Texas, which is in the same market as a station the Company will acquire from River City. The Company will acquire the Non-License Assets of KRRT, and is expected to enter into an LMA with Glencairn with respect to KRRT pursuant to which the Company will supply programming to Glencairn, obtain the right to sell advertising during the periods covered by the supplied programming and make payments to Glencairn in amounts to be negotiated.

RIVER CITY TRANSACTIONS

   Roy F. Coppedge, who will become a director of the Company upon satisfaction of certain conditions, and Barry Baker, who will become a director and executive officer of the Company as soon as permissible under the rules of the FCC and applicable laws, each have a direct or indirect equity interest in River City Partners, L.P. Therefore, Messrs. Coppedge and Baker have an interest in the River City Acquisition, which is described above in "Business --Broadcasting Acquisition Strategy." During 1996, the Company made LMA payments of $1.4 million to River City. In September 1996, the Company entered into a five-year agreement with River City pursuant to which River City will provide to the Company certain production services. Pursuant to this agreement, River City will provide certain services to the Company in return for an annual fee of $416,000, subject to certain adjustments on each anniversary date.

KEYMARKET OF SOUTH CAROLINA

   Kerby Confer, who is expected to become an executive officer of the Company as soon as permissible under the rules of the FCC and applicable laws, is the owner of 100% of the common stock of Keymarket of South Carolina, Inc. ("KSC"), and the Company has an option to acquire either (i) all of the assets of KSC for forgiveness of debt in an aggregate principal amount of approximately $7.4 million, plus payment of approximately $1.0 million, less certain adjustments or
(ii) all of the stock of KSC for $1.0 million, less certain adjustments. In addition, the Company leases two properties from Mr. Confer, pursuant to which the Company paid Mr. Confer $144,000 in 1996. The Company is required to purchase each of the properties during the term of the applicable lease for an aggregate purchase price of approximately $1.75 million.

BEAVER DAM LIMITED LIABILITY COMPANY

   In May 1996, the Company, along with the Controlling Stockholders, formed Beaver Dam Limited Liability Company ("BDLLC"), of which the Company owns a 45% interest. BDLLC was formed for the purpose of constructing and owning a building which may be the site for the Company's corporate headquarters. The Company made capital contributions to BDLLC in 1996 of approximately $380,000.

HERITAGE AUTOMATIVE GROUP

   In January, 1997, David D. Smith, the Company's President and Chief Executive Officer and one of the Controlling Shareholders, made a substantial investment in, and became a member of the board of directors of, Summa Holdings, Ltd. which, through wholly owned subsidiaries, owns the Heritage Automotive Group ("Heritage") and Allstate Leasing ("Allstate"). Mr. Smith is not an officer, nor does he actively participate in the management, of Summa Holdings, Ltd., Heritage, or Allstate. Heritage owns and operates new and used car dealerships in the Baltimore metropolitan area. Allstate owns and operates an automobile and equipment leasing business with offices in the Baltimore, Richmond, Houston, and Atlanta metropolitan areas. The Company sells Heritage and Allstate advertising time on WBFF and WNUV, the television stations operated by the Company serving the Baltimore DMA. The Company believes that the terms of the transactions between the Company and Heritage and the Company and Allstate are and will be comparable to those prevailing in similar transactions with or involving unaffiliated parties.

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a) (1) Index to Financial Statements

   The financial statements required by this item are submitted in a separate section beginning on page F-1 of this report.

Index to Financial Statements
                                                                      PAGE
                                                                     -------
Index to Financial Statements......................................    F-1
Report of Arthur Andersen LLP, Independent Public Accountants .....    F-2
Consolidated Balance Sheets as of December 31, 1995 and 1996 ......    F-3
Consolidated Statements of Operations for the Years Ended December
31, 1994, 1995 and 1996............................................    F-4
Consolidated Statements of Stockholders' Equity for the Years
Ended December 31, 1994, 1995 and 1996.............................    F-5
Consolidated Statements of Cash Flows for the Years Ended December
31, 1994, 1995 and 1996............................................  F-6,7
Notes to Consolidated Financial Statements.........................    F-8


   (a) (2) Index to Financial Statement Schedules


   The financial statement schedules required by this item are submitted on pages S-1 through S-3 of this Report.

                                                                PAGE
                                                               ------
Index to Schedules...........................................  S-1
Report of Arthur Andersen LLP, Independent Public
Accountants..................................................  S-2
Schedule II - Valuation and Qualifying Account...............  S-3

   All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements of the notes thereto.

   (a) (3) Index to Exhibits

   EXHIBIT
   NUMBER                                               DESCRIPTION
   ------                                               ------------
3.1...........Amended and Restated Certificate of Incorporation (1)

3.2...........By-laws (2)

4.2...........Indenture, dated as of December 9, 1993, among  Sinclair  Broadcast Group, Inc., its wholly-owned subsideries and First Union National Banks of North Carolina, as trustee. (2)

4.2...........Indenture, dated as of August 28,  1995, among  Sinclair  Broadcast Group, Inc., its wholly-owned subsidiaries  and the United States Trust Company of New York as trustee. (2

10.1..........Asset Purchase Agreement dated as of April 10, 1996 by and between River City Broadcasting, L.P. as seller and  Sinclair Broadcast Group, Inc. as buyer dated as of April 10, 1996. (3)

10.2..........Option Agreement, dated as of April 10, 1996, by and among River City Broadcasting, L.P., as sellers and Sinclair Broadcast Group, Inc. dated as of April 10, 1996. (3)

10.3..........Modification Agreement , dated as of April 10, 1996,by and between River City Broadcast Group, L.P.
              as seller, and Sinclair Broadcast Group, Inc. as buyer, with reference to Asset Purchase Agreement (3)

10.4..........Second Amended and Restated Credit Agreement, dated as of May 31, 1996, by and among Sinclair
              Broadcast Group, Inc., Subsidiary Guarantors and The Chase Manhattan Bank (National
              Association) as Agent. (1)

10.5..........Employment Agreement, dated as of April 10, 1996, with Barry Baker. (1)

10.6..........Indemnification Agreement, dated as of April 10, 1996, with Barry Baker. (1)

10.7..........Time Brokerage Agreement, dated as of May 31, 1996, by and among Sinclair Communications, Inc.,
              River City Broadcasting, L.P. and River City License Partnership and Sinclair Broadcast Group, Inc. (1)

10.8..........Registration Rights Agreement, dated as of May 31, 1996, by and between Sinclair Broadcast
              Group, Inc. and River City Broadcasting, L.P. (1)

10.9..........Time Brokerage Agreement, dated as of August 3, 1995, by and between River City Broadcasting,
              L.P. and KRRT, Inc. and Assignment and Assumption Agreement dated as of May 31, 1996 by and among KRRT, Inc., River City Broadcasting, L.P. and KABB, Inc. (as Assignee of Sinclair
              Broadcast Group, Inc.). (1)

10.10.........Loan Agreement, dated as of July 7, 1995, by and between Keymarket of South Carolina, Inc. and
              River City Broadcasting, L.P. and First Amendment to Loan Agreement dated as of May 24, 1996. (1)

10.11.........Option Agreement, dated as of July 7, 1995, by and among Keymarket of South Carolina, Kerby E.
              Confer and River City Broadcasting, L.P. (1)

10.12.........Letter Agreement, dated August 20, 1996, between Sinclair Broadcast Group, Inc., River City
              Broadcasting, L.P. and Fox Broadcasting Company. (4)

10.13.........Asset Purchase Agreement, dated January 31, 1997, by and between Channel 21, L.P. and KUPN, Inc.

10.14.........Promissory Note, dated as of May 17, 1990, in the principal amount of $3,000,000 among David D.
              Smith, Frederick G. Smith, J. Duncan Smith and Robert E. Smith (as makers) and Sinclair
              Broadcast Group, Inc., Channel 63, Inc., Commercial Radio Institute, Inc., WTTE, Channel 28,
              Inc. and Chesapeake Television, Inc. (as holders). (5)

10.15.........Term Note, dated as of September 30, 1990, in the principal amount of $7,515,000 between
              Sinclair Broadcast Group, Inc. (as borrower) and Julian S. Smith (as lender). (6)




   EXHIBIT
   NUMBER                                               DESCRIPTION
   ------                                              -----------
10.16.........Replacement Term Note dated as of September 30, 1990 in the principal amount of $6,700,000 between Sinclair Broadcast Group, Inc. (as borrower) and Carolyn C. Smith (as lender) (2)

10.17.........Note dated as of September 30, 1990 in the principal amount of $1,500,000 between Frederick G.
              Smith, David D. Smith, J. Duncan Smith and Robert E. Smith (as borrowers and Sinclair
              Broadcast Group, Inc. (as lender) (5)

10.18.........Amended and Restated Note dated as of June 30, 1992 in the principal amount of $1,458,489 between Frederick G. Smith, David D. Smith, J. Duncan Smith and Robert E. Smith (as borrowers)
              and Sinclair Broadcast Group, Inc. (as lender) (5)

10.19.........Term Note dated August 1, 1992 in the principal amount of $900,000 between Frederick G. Smith,
              David D. Smith, J. Duncan Smith and Robert E. Smith (as borrowers) and Commercial Radio
              Institute, Inc. (as lender) (5)

10.20.........Management Agreement dated as of January 6, 1992 between Keyser Communications, Inc. and WPGH,Inc. (5)

10.21.........Promissory Note dated as of December 28, 1986 in the principal amount of $6,421,483.53 between
              Sinclair Broadcast Group, Inc. (as maker) and Frederick H. Himes, B. Stanley Resnick and
              Edward A. Johnston (as representatives for the holders) (5)

10.22.........Term Note dated as of March 1, 1993 in the principal amount of $6,559,000 between Julian S.
              Smith and Carolyn C. Smith (as makers-borrowers) and Commercial Radio Institute, Inc. (as holder-lender) (5)

10.23.........Restatement of Stock Redemption Agreement by and among Sinclair Broadcast Group, Inc. and
              Chesapeake Television, Inc., et al. dated June 19, 1990 (5)

10.24.........Corporate Guaranty Agreement dated as of September 30, 1990 by Chesapeake Television, Inc.,
              Commercial Radio, Inc., Channel 63, Inc. and WTTE, Channel 28, Inc. (as guarantors) to Julian
              S. Smith and Carolyn C. Smith (as lenders) (5)

10.25.........Security Agreement dated as of September 30, 1990 among Sinclair Broadcast Group, Inc.,
              Chesapeake Television, Inc., Commercial Radio Institute, Inc., WTTE, Channel 28, Inc. and
              Channel 63, Inc. (as borrowers and subsidiaries of the borrower) and Julian S. Smith and
              Carolyn C. Smith (as lenders) (5)

10.26.........Assignment of Leases dated as of September 22, 1993 between WPGH, Inc. (as assignee) and
              Commercial Radio Institute, Inc. (as assignor) (5)

10.27.........Assignment of Leases dated as of September 22, 1993 between Commercial Radio Institute, Inc.
              (as assignor) and Gerstell Development Limited Partnership (as assignee) (5)

10.28.........Assignment of Leases dated as of September 22, 1993 between Commercial Radio Institute, Inc.
              (as assignor) and Gerstell Development Limited Partnership (as assignee) (5)

10.29.........Term Note dated as of September 22, 1993, in the principal  amount of $1,900,000 between Gerstell
              Development Limited Partnership (as maker-borrower) and Sinclair Broadcast Group, Inc. (as holder-lender) (5)

10.30.........Lease dated as of September 23, 1993, between Gerstell Development Limited Partnership and
              WPGH, Inc. (2)

10.31.........Lease Agreement dated as of September 23, 1993 between Gerstell Development Limited
              Partnership and WPGH, Inc. (2)

10.32.........Lease dated January 1, 1991 between Keyser Investment Group, Inc. and Chesapeake Television, Inc. (5)

10.33.........Lease Agreement dated as of April 2, 1987 between Cunningham Communications, Inc. and
              Chesapeake Television, Inc. as amended on September 23, 1993 (5)




   EXHIBIT
   NUMBER                                               DESCRIPTION
   ------                                               ------------
10.34.........Lease Agreement dated as of April 1, 1992 between Cunningham Communications, Inc. and
              Chesapeake Television, Inc. as amended on September 23, 1993 (5)

10.35.........Lease Agreement dated as of June 1, 1991 between Cunningham Communications, Inc. and
              Chesapeake Television, Inc. as amended on September 23, 1993 (5)

10.36.........Lease Agreement dated March 8, 1979 between 525 Properties Limited and B&F  Broadcasting,  Inc.,  as  amended  on April 30,  1979 and
              September 18, 1986, and as assigned on September 22, 1986 by
              B&F Broadcasting, Inc. to HR Broadcasting Corporation of Milwaukee, Inc. (2)

10.37.........Incentive Stock Option Plan for Designated Participants (2)

11............Computation of Earnings Per Share

12............Computation of Ratio of Earnings to Fixed Charges

21............Subsidiaries of the Company

23............Consent of Independent Public Accountants

27............Financial Data Schedule

===========================
   (1) Incorporated by reference from the Company's Report on Form 10-Q for the quarterly period ended June 30, 1996

   (2) Incorporated by reference from Registration Statement on Form S-1, No. 33-90682

   (3) Incorporated by reference from the Company's Report on Form 10-Q for the quarterly period ended March 31, 1996

   (4) Incorporated by reference from the Company's Report on Form 10-Q for the quarterly period ended September 30, 1996.

   (5) Incorporated by reference from the Company's Registration Statement on Form S-1, No. 33-69482

          (b) Reports on Form 8-K


   There were no reports on Form 8-K filed by the Registrant during the fourth quarter of the fiscal year ended December 31, 1996.

                                  SIGNATURES

   Pursuant to the requirements of Section 14 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereto duly authorized on February 25, 1997.

                                        SINCLAIR BROADCAST GROUP, INC.
                                        By: /s/ David B. Amy
                                            ----------------------------------
                                                David B. Amy
                                                Chief Financial Officer
                                                Principal Accounting Officer

   Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on February 25, 1997.

         SIGNATURE                                   TITLE
         ---------                                   -----
     /s/ David D. Smith      President, Chief Executive Officer, Director,
-------------------------    Chairman and Principal Executive Officer
     David D. Smith


  /s/ Frederick G. Smith     Vice President, Assistant Secretary and Director
-------------------------
  Frederick G. Smith

    /s/ J. Duncan Smith      Vice President, Secretary and Director
-------------------------
    J. Duncan Smith

    /s/ Robert E. Smith      Vice President, Treasurer and Director
-------------------------
    Robert E. Smith

    /s/ Basil A. Thomas      Director
-------------------------
    Basil A. Thomas

  /s/ Lawrence E. McCanna    Director
-------------------------
  Lawrence E. McCanna

   /s/ William E. Brock      Director
-------------------------
   William E. Brock


               SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES

                        INDEX TO FINANCIAL STATEMENTS


                                                                                                PAGE
                                                                                                -----
SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
 Report of Independent Public Accountants.............................................           F-2
 Consolidated Balance Sheets as of December 31, 1995 and 1996.........................           F-3
 Consolidated Statements of Operations for the Years Ended December 31, 1994, 1995 and
  1996................................................................................           F-4
 Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1994
  1995 and 1996.......................................................................           F-5
 Consolidated Statements of Cash Flows for the Years Ended December 31, 1994, 1995 and
  1996................................................................................           F-6, F-7
 Notes to Consolidated Financial Statements ..........................................           F-8


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


To the Stockholders of
Sinclair Broadcast Group, Inc.:

   We have audited the accompanying consolidated balance sheets of Sinclair Broadcast Group, Inc. (a Maryland corporation) and Subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1994, 1995 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sinclair Broadcast Group, Inc. and Subsidiaries as of December 31, 1995 and 1996, and the results of their operations and their cash flows for the years ended December 31, 1994, 1995 and 1996, in conformity with generally accepted accounting principles.



                                                           ARTHUR ANDERSEN LLP
Baltimore, Maryland,
February 7, 1997

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                            AS OF DECEMBER 31,
                                                                                            ------------------
                                                                                            1995        1996
                                                                                         ---------  ------------
                                     ASSETS
CURRENT ASSETS:
 Cash, including cash equivalents of $108,720 and $-0-, respectively...................  $112,450   $    2,341
 Accounts receivable, net of allowance for doubtful accounts of $1,066 and $2,472,
  respectively.........................................................................    50,022      112,313
 Current portion of program contract costs.............................................    18,036       44,526
 Prepaid expenses and other current assets.............................................     1,972        3,704
 Deferred barter costs.................................................................     1,268        3,641
 Deferred tax assets ..................................................................     4,565        1,245
                                                                                         ---------- ------------
  Total current assets.................................................................   188,313      167,770
PROGRAM CONTRACT COSTS, less current portion...........................................    19,277       43,037
LOANS TO OFFICERS AND AFFILIATES.......................................................    11,900       11,426
PROPERTY AND EQUIPMENT, net............................................................    42,797      154,333
NON-COMPETE AND CONSULTING AGREEMENTS, net of accumulated amortization of $34,000 and
 $54,236, respectively.................................................................    30,379       10,193
DEFERRED TAX ASSET.....................................................................    16,462          --
OTHER ASSETS...........................................................................    27,355       64,235
ACQUIRED INTANGIBLE BROADCASTING ASSETS, net of accumulated amortization of $49,746
 and $85,155, respectively.............................................................   268,789    1,256,303
                                                                                         ---------- ------------
 Total Assets..........................................................................  $605,272   $1,707,297
                                                                                         ========== ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
 Accounts payable......................................................................  $  2,187   $   11,886
 Income taxes payable..................................................................     3,944          730
 Accrued liabilities...................................................................    20,720       35,030
 Current portion of long-term liabilities-
  Notes payable and commercial bank financing..........................................     1,133       62,144
  Capital leases payable...............................................................       524           44
  Notes and capital leases payable to affiliates.......................................     1,867        1,774
  Program contracts payable............................................................    26,395       58,461
 Deferred barter revenues..............................................................     1,752        3,576
                                                                                         ---------- ------------
  Total current liabilities............................................................    58,522      173,645
LONG-TERM LIABILITIES:
 Notes payable and commercial bank financing...........................................   400,644    1,212,000
 Capital leases payable................................................................        44          --
 Notes and capital leases payable to affiliates........................................    13,959       12,185
 Program contracts payable.............................................................    30,942       56,194
 Deferred tax liability................................................................       --           463
 Other long-term liabilities...........................................................     2,442        2,739
                                                                                         ---------- ------------
  Total liabilities....................................................................   506,553    1,457,226
                                                                                         ---------- ------------
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES.........................................     2,345        3,880
                                                                                         ---------- ------------
COMMITMENTS AND CONTINGENCIES
EQUITY PUT OPTIONS.....................................................................        --        8,938
                                                                                         ---------- ------------
STOCKHOLDERS' EQUITY:
 Preferred stock, $.01 par value, 5,000,000 and 10,000,000 shares authorized and -0-
  and 1,138,318 issued and outstanding.................................................        --           11
 Class A Common stock, $.01 par value, 35,000,000 and 100,000,000 shares authorized and
  5,750,000 and 6,911,880 shares issued and outstanding, respectively..................        58           70
 Class B Common stock, $.01 par value, 35,000,000 shares authorized and 29,000,000 and
  27,850,581 shares issued and outstanding.............................................       290          279
 Additional paid-in capital............................................................   116,089      231,170
 Accumulated deficit...................................................................   (20,063)     (18,932)
 Additional paid-in capital -- stock options...........................................        --       25,784
 Deferred compensation.................................................................        --       (1,129)
                                                                                         ---------- ------------
  Total stockholders' equity...........................................................    96,374      237,253
                                                                                         ---------- ------------
  Total Liabilities and Stockholders' Equity...........................................  $605,272   $1,707,297
                                                                                         ========== ============

            The  accompanying  notes  are an  integral  part of these  consolidated  balance sheets.

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                    1994       1995       1996
                                                                 ---------- ---------- ----------
REVENUES:
 Station broadcast revenues, net of agency commissions of
  $21,235, $31,797 and $56,040, respectively...................  $118,611   $187,934   $346,459
 Revenues realized from station barter arrangements............    10,743     18,200     32,029
                                                                 ---------- ---------- ----------
  Total revenues...............................................   129,354    206,134    378,488
                                                                 ---------- ---------- ----------
OPERATING EXPENSES:
 Program and production........................................    15,760     28,152     66,652
 Selling, general and administrative...........................    25,578     36,174     75,924
 Expenses realized from station barter arrangements............     9,207     16,120     25,189
 Amortization of program contract costs and net realizable
  value adjustments............................................    22,360     29,021     47,797
 Amortization of deferred compensation.........................        --         --        739
 Depreciation and amortization of property and equipment.......     3,841      5,400     11,711
 Amortization of acquired intangible broadcasting assets,
  non-compete and consulting agreements and other assets.......    29,386     45,989     58,530
 Special bonuses to executive officers.........................     3,638         --         --
 Amortization of excess syndicated programming.................        --         --      3,043
                                                                 ---------- ---------- ----------
  Total operating expenses.....................................   109,770    160,856    289,585
                                                                 ---------- ---------- ----------
  Broadcast operating income...................................    19,584     45,278     88,903
                                                                 ---------- ---------- ----------

OTHER INCOME (EXPENSE):
 Interest and amortization of debt discount expense............   (25,418)   (39,253)   (84,314)
 Interest income...............................................     2,033      3,942      3,136
 Other income .................................................       414        221        342
                                                                 ---------- ---------- ----------
  Income (loss) before provision (benefit) for income taxes and
   extraordinary item..........................................    (3,387)    10,188      8,067
PROVISION (BENEFIT) FOR INCOME TAXES...........................      (647)     5,200      6,936
                                                                 ---------- ---------- ----------
 Net income (loss) before extraordinary item...................    (2,740)     4,988      1,131
EXTRAORDINARY ITEM:
 Loss on early extinguishment of debt, net of related income
  tax benefit of $3,357........................................        --     (4,912)        --
                                                                 ---------- ---------- ----------
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS ............  $ (2,740)  $     76   $  1,131
                                                                 ========== ========== ==========
EARNINGS (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE  .......
 Net income (loss) before extraordinary items..................  $   (.09)  $    .15   $    .03
 Extraordinary item ...........................................        --       (.15)        --
                                                                 ---------- ---------- ----------
 Net income (loss) per common and common equivalent share .....  $   (.09)  $     --   $    .03
                                                                 ========== ========== ==========
WEIGHTED AVERAGE COMMON AND COMMON
 EQUIVALENT SHARES OUTSTANDING ................................    29,000     32,205     37,381
                                                                 ========== ========== ==========



The accompanying notes are an integral part of these consolidated statements.

               SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                                (IN THOUSANDS)

                                                                                                              ADDITIONAL
                                                                                                   RETAINED    PAID-IN
                                                 SERIES A  SERIES B   CLASS A CLASS B  ADDITIONAL  EARNINGS    CAPITAL-
                                                 PREFERRED PREFERRED  COMMON  COMMON    PAID-IN  (ACCUMULATED   STOCK
                                                   STOCK     STOCK    STOCK   STOCK     CAPITAL    DEFICIT)    OPTIONS

                                                --------- ---------  ------- ------- ---------- ----------- ----------

BALANCE, December 31, 1993.....................  $   --    $   --    $   --  $  290  $  4,733   $(16,047)   $    --
 Realization of deferred gain..................      --        --        --      --        41         --         --
 Net loss......................................      --        --        --      --        --     (2,740)        --
                                                 --------- --------- ------- ------- ---------- ----------- ----------
BALANCE, December 31, 1994.....................      --        --        --     290     4,774    (18,787)        --
 Issuance of common shares, net of related
  expenses of $9,288...........................      --        --        58     --    111,403         --         --
 Non-cash distribution prior to KCI merger.....      --        --        --     --       (109)    (1,352)        --
 Realization of deferred gain..................      --        --        --     --         21         --         --
 Net income....................................      --        --        --     --         --         76         --
                                                 --------- --------- ------- ------- ---------- ----------- ----------
BALANCE, December 31, 1995.....................      --        --        58    290    116,089    (20,063)        --
 Class B Common Stock converted into Class A
  Common Stock.................................      --        --        11    (11)        --         --         --
 Issuance of Series A Preferred Stock..........      12        --        --     --    125,067         --         --
 Series A Preferred Stock converted into Series
  B Preferred Stock............................     (12)       12        --     --         --         --         --
 Series B Preferred Stock converted into Class
  A Common Stock...............................      --        (1)        1     --         --         --         --
 Repurchase of 30,000 shares of Class A Common
  Stock........................................      --        --        --     --       (748)        --         --
 Stock option grants...........................      --        --        --     --         --         --     25,784
 Income tax provision for deferred
  compensation.................................      --        --        --     --       (300)        --         --
 Equity put options............................      --        --        --     --     (8,938)        --         --
 Amortization of deferred compensation.........      --        --        --     --         --         --         --
 Net income....................................      --        --        --     --         --      1,131         --
                                                 --------- --------- ------- ------- ---------- ----------- ----------
BALANCE, December 31, 1996.....................  $   --    $   11    $   70  $ 279  $ 231,170   $(18,932)   $25,784
                                                 ========= ========= ======= ======= ========== =========== ==========


                                                                   TOTAL
                                                  DEFERRED      STOCKHOLDERS'
                                                COMPENSATION       EQUITY
                                                ------------   ---------------

BALANCE, December 31, 1993.....................   $    --        $(11,024)
 Realization of deferred gain..................        --              41
 Net loss......................................        --          (2,740)
                                                  ------------ -------------
BALANCE, December 31, 1994.....................        --         (13,723)
 Issuance of common shares, net of related
  expenses of $9,288...........................        --         111,461
 Non-cash distribution prior to KCI merger.....        --          (1,461)
 Realization of deferred gain..................        --              21
 Net income....................................        --              76
                                                  ------------ -------------
BALANCE, December 31, 1995.....................        --          96,374
 Class B Common Stock converted into Class A
  Common Stock.................................        --              --
 Issuance of Series A Preferred Stock..........        --         125,079
 Series A Preferred Stock converted into Series
  B Preferred Stock............................        --              --
 Series B Preferred Stock converted into Class
  A Common Stock...............................        --              --
 Repurchase of 30,000 shares of Class A Common
  Stock........................................        --            (748)
 Stock option grants...........................    (1,868)         23,916
 Income tax provision for deferred
  compensation.................................        --            (300)
 Equity put options............................        --          (8,938)
 Amortization of deferred compensation.........       739             739
 Net income....................................        --           1,131
                                                  ------------ -------------
BALANCE, December 31, 1996.....................   $(1,129)       $237,253
                                                  ============ =============

The accompanying notes are an integral part of these consolidated statements.

               SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES      PAGE 1 OF 2

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                                 (IN THOUSANDS)



                                                                          1994       1995       1996
                                                                       ---------- ---------- ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)...................................................  $ (2,740)  $     76   $  1,131
 Adjustments to reconcile net income (loss) to net cash flows from operating activities-
  Extraordinary loss.................................................       --       8,269        --
  Amortization of excess syndicated programming......................       --         --       3,043
  Gain on sales of assets............................................       --        (221)       --
  Depreciation and amortization of property and equipment............     3,841      5,400     11,711
  Amortization of acquired intangible broadcasting assets,
   non-compete and consulting agreements and other assets ...........    29,386     45,989     58,530
  Amortization of program contract costs and net realizable value
   adjustments.......................................................    22,360     29,021     47,797
  Amortization of deferred compensation..............................       --         --         739
  Deferred tax benefit...............................................    (9,177)    (5,089)     2,330
  Realization of deferred gain.......................................      (152)       (42)       --
 Changes in assets and liabilities, net of effects of acquisitions and dispositions-
  Increase in accounts receivable, net...............................   (19,726)   (12,245)   (41,310)
  Increase in prepaid expenses and other current assets..............    (1,057)      (273)      (217)
  (Increase) decrease in other assets and acquired intangible
   broadcasting assets...............................................       910        (77)      (328)
  Increase in accounts payable and accrued liabilities...............     6,556      7,274     19,941
  Increase (decrease) in income taxes payable........................     5,481     (2,427)    (3,214)
  Net effect of change in deferred barter revenues and deferred
   barter costs......................................................       103        230       (908)
  Increase in other long-term liabilities............................       --         --         297
  Decrease in minority interest......................................       --         (38)      (121)
 Payments on program contracts payable...............................   (14,262)   (19,938)   (30,451)
 Payments for consulting agreements..................................      (742)       --         --
                                                                       ---------- ---------- ----------
   Net cash flows from operating activities..........................  $ 20,781   $ 55,909   $ 68,970
                                                                       ---------- ---------- ----------



The accompanying notes are an integral part of these consolidated statements.

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES    PAGE 2 OF 2

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                                 (IN THOUSANDS)



                                                                      1994        1995         1996
                                                                  ----------- ----------- -------------
NET CASH FLOWS FROM OPERATING ACTIVITIES........................  $  20,781   $  55,909   $    68,970
                                                                  ----------- ----------- -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment.........................     (2,352)     (1,702)      (12,609)
  Payments for acquisition of television stations...............   (160,795)   (101,000)      (74,593)
  Payments related to the acquisition of the non-license assets
   of River City Broadcasting...................................        --          --       (818,083)
  Prepaid local marketing agreement fee.........................     (1,500)        --            --
  Payments for acquisition of certain other non-license assets..        --      (14,283)      (29,532)
  Payments for the purchase of outstanding stock of Superior
   Communications Group, Inc....................................        --          --        (63,504)
  Payments to exercise options to acquire certain FCC licenses..        --          --         (6,894)
  Purchase option extension payments relating to WSYX...........        --          --         (6,960)
  Payments for purchase of investments..........................       (502)        --            --
  Payment for WSTR subordinated note............................     (4,800)        --            --
  Payments for consulting and non-compete agreements............    (59,970)     (1,000)          (50)
  Payments for purchase options ................................    (17,500)     (9,000)          --
  Payment to exercise purchase option...........................        --       (1,000)          --
  Distributions (investments) in joint ventures.................        --          240          (380)
  Proceeds from disposal of property and equipment..............        --        3,330           --
  Proceeds from assignment of license purchase options..........        --        4,200           --
  Payment for WPTT subordinated convertible debenture...........        --       (1,000)          --
  Loans to officers and affiliates..............................        (50)       (205)         (854)
  Repayments of loans to officers and affiliates................        386       2,177         1,562
  Payments for organization of new subsidiaries.................       (198)        --            --
  Fees paid relating to subsequent acquisitions.................     (2,500)        --            --
                                                                  ----------- ----------- -------------
   Net cash flows used in investing activities..................   (249,781)   (119,243)   (1,011,897)
                                                                  ----------- ----------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable and commercial bank financing.....    224,985     138,000       982,500
  Repayments of notes payable, commercial bank financing and
   capital leases...............................................   (102,069)   (362,928)     (110,657)
  Payments of costs related to debt offering....................        --         (824)          --
  Payments of costs related to financing........................     (7,083)     (3,200)      (20,009)
  Payments for interest rate derivative agreements..............     (1,137)        --           (851)
  Repurchases of the Company's Class A Common Stock.............        --          --           (748)
  Prepayments of excess syndicated program contract liabilities.        --          --        (15,116)
  Payments for costs related to preferred stock offering not yet
   consummated..................................................        --          --           (434)
  Release of cash in escrow.....................................    100,000         --            --
  Proceeds from debt offering, net of $6,000 underwriters'
   discount.....................................................        --      294,000           --
  Repayments of notes and capital leases to affiliates..........     (1,286)     (3,171)       (1,867)
  Net proceeds from issuance of common shares...................        --      111,461           --
                                                                  ----------- ----------- -------------
   Net cash flows from financing activities.....................    213,410     173,338       832,818
                                                                  ----------- ----------- -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...........    (15,590)    110,004      (110,109)
CASH AND CASH EQUIVALENTS, beginning of period .................     18,036       2,446       112,450
                                                                  ----------- ----------- -------------
CASH AND CASH EQUIVALENTS, end of period........................  $   2,446   $ 112,450   $     2,341
                                                                  =========== =========== =============
SUPPLEMENTAL DISCLOSURES:
 Interest paid..................................................  $  27,102   $  24,770   $    82,814
                                                                  =========== =========== =============
 Income taxes paid..............................................  $   4,921   $   7,941   $     6,837
                                                                  =========== =========== =============



The accompanying notes are an integral part of these consolidated statements.

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1994, 1995 AND 1996

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Sinclair Broadcast Group, Inc., Sinclair Communications, Inc. and all other consolidated subsidiaries, which are collectively referred to hereafter as "the Company, Companies or SBG." The Company owns and operates television and radio stations throughout the United States. Additionally, included in the accompanying consolidated financial statements are the results of operations of certain television stations pursuant to local marketing agreements (LMAs) and radio stations pursuant to joint sales agreements (JSAs).

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and all its wholly-owned and majority-owned subsidiaries. Minority interest represents a minority owner's proportionate share of the equity in two of the Company's subsidiaries. In addition, the Company uses the equity method of accounting for 20% to 50% ownership investments. All significant intercompany transactions and account balances have been eliminated.

USE OF ESTIMATES

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses in the financial statements and in the disclosures of contingent assets and liabilities. While actual results could differ from those estimates, management believes that actual results will not be materially different from amounts provided in the accompanying consolidated financial statements.

CASH EQUIVALENTS

Cash equivalents are stated at cost plus accrued interest, which approximates fair value. Cash equivalents are highly liquid investment grade debt instruments with an original maturity of three months or less and consist of time deposits with a number of consumer banks with high credit ratings.

PROGRAMMING

The Companies have agreements with distributors for the rights to television programming over contract periods which generally run from one to seven years. Contract payments are made in installments over terms that are generally shorter than the contract period. Each contract is recorded as an asset and a liability when the license period begins and the program is available for its first showing. The portion of the program contracts payable within one year is reflected as a current liability in the accompanying consolidated balance sheets.

The rights to program materials are reflected in the accompanying consolidated balance sheets at the lower of unamortized cost or estimated net realizable value. Estimated net realizable values are based upon management's expectation of future advertising revenues net of sales commissions to be generated by the program material. Amortization of program contract costs is generally computed under either a four year accelerated method or based on usage, whichever yields the greater amortization for each program. Program contract costs, estimated by management to be amortized in the succeeding year, are classified as current assets. Payments of program contract liabilities are typically paid on a scheduled basis and are not affected by adjustments for amortization or estimated net realizable value.

On August 21, 1996, the Company entered into an agreement (the "Fox Agreement") with Fox Broadcasting Company, Inc. ("Fox") which, among other things, provides that affiliation agreements between Fox would be amended to have new five-year terms commencing on the date of the Fox Agreement.

                SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES -
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Fox Agreement also provides that the Company will have the right to purchase, for fair market value, any station Fox acquires in a market currently served by a Company owned Fox affiliate if Fox determines to terminate the affiliation agreement with the Company's station in that market and operate the station acquired by Fox as a Fox affiliate.


In October 1996, WTTO did not renew its Fox affiliation and is now operated as a WB affiliate. In addition, the Company has been notified by Fox of Fox's intention to terminate WLFL's affiliation with Fox in the Raleigh-Durham market and WTVZ's affiliation with Fox in the Norfolk market, effective August 31, 1998.

BARTER ARRANGEMENTS

Certain program contracts provide for the exchange of advertising air time in lieu of cash payments for the rights to such programming. These contracts are recorded as the programs are aired at the estimated fair value of the advertising air time given in exchange for the program rights. Network programming is excluded from these calculations.

The Company broadcasts certain customers' advertising in exchange for equipment, merchandise and services. The estimated fair value of the equipment, merchandise or services received is recorded as deferred barter costs and the corresponding obligation to broadcast advertising is recorded as deferred barter revenues. The deferred barter costs are expensed or capitalized as they are used, consumed or received. Deferred barter revenues are recognized as the related advertising is aired.

OTHER ASSETS

Other assets as of December 31, 1995 and 1996 consist of the following (in thousands):


                                                   1995      1996
                                                --------- ---------

      Unamortized debt acquisition costs.      $ 9,049   $26,453
      Investments in limited
        partnerships.....................        2,435     3,039
      Notes receivable...................        4,775    10,773
      Purchase options...................       10,000    22,902
      Offering costs.....................           --       434
      Other..............................        1,096       634
                                              --------- ---------
                                               $27,355   $64,235
                                              ========= =========




NON-COMPETE AND CONSULTING AGREEMENTS

The Company has entered into non-compete and consulting agreements with various parties. These agreements range from two to three years. Amounts paid under these agreements are amortized over the life of the agreement.

ACQUIRED INTANGIBLE BROADCASTING ASSETS

Acquired intangible broadcasting assets are being amortized over periods of 1 to 40 years. These amounts result from the acquisition of certain television and radio station license and non-license assets (see Note 12). The Company monitors the individual financial performance of each of the stations and continually evaluates the realizability of intangible and tangible assets and the existence of any impairment to its recoverability based on the projected undiscounted cash flows of the respective stations.

                SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES -
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Intangible assets, at cost, as of December 31, 1995 and 1996, consist of the following (in thousands):

                                  AMORTIZATION
                                     PERIOD        1995        1996
                                --------------- ---------- ------------
Goodwill......................  40 years        $109,772   $  676,219
Intangibles related to LMAs ..  15 years         103,437      120,787
Decaying advertiser base .....  1 -- 15 years     38,424       93,896
FCC licenses..................  25 years          44,564      370,533
Network affiliations..........  1 -- 25 years     17,482       55,966
Other.........................  1 -- 40 years      4,856       24,057
                                                ---------- ------------
                                                 318,535    1,341,458
Less- Accumulated
  amortization................                   (49,746)     (85,155)
                                                ---------- ------------
                                                $268,789   $1,256,303
                                                ========== ============




ACCRUED LIABILITIES

Accrued liabilities consist of the following as of December 31, 1995 and 1996 (in thousands):


                                                   1995      1996
                                                --------- ---------

Compensation .................                   $ 4,847   $10,850
Interest......................                    11,104    11,915
Other.........................                     4,769    12,265
                                                --------- ---------
                                                 $20,720   $35,030
                                                ========= =========

NON-CASH TRANSACTIONS

During 1994, 1995 and 1996 the Company entered into the following non-cash transactions (in thousands):

                                                   1994      1995      1996
                                                --------- --------- ---------
Purchase accounting adjustments related
  to deferred taxes (Note 9)..................  $    --   $ 3,400   $17,615
                                                ========= ========= =========
Program contract costs acquired...............  $20,750   $26,918   $51,296
                                                ========= ========= =========
Distribution prior to KCI merger (Note 12)....  $    --   $ 1,461   $    --
                                                ========= ========= =========


LOCAL MARKETING AGREEMENTS

The Company generally enters into LMAs, JSAs and similar arrangements with stations located in markets in which the Company already owns and operates a station, and in connection with acquisitions, pending regulatory approval of transfer of License Assets. Under the terms of these agreements, the Company makes specified periodic payments to the owner-operator in exchange for the grant to the Company of the right to program and sell advertising on a specified portion of the station's inventory of broadcast time. Nevertheless, as the holder of the FCC license, the owner-operator retains full control and responsibility for the operation of the station, including control over all programming broadcast on the station.

Included in the accompanying consolidated statements of operations for the years ended December 31, 1994, 1995 and 1996, are net revenues of $25.0 million, $49.5 million and $153.0 million (including $103.3 million relating to River City), respectively, that relate to LMAs, JSAs and time brokerage agreements ("TBAs").

                SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES -
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In connection with the River City Acquisition, the Company entered into an LMA in the form of TBAs with River City and the owner of KRRT with respect to each of the nine television and 21 radio stations with respect to which the Company acquired Non-License Assets. The TBAs are for a ten-year term, which corresponds with the term of the option the Company holds to acquire the related River City License Assets. The Company has filed applications with respect to the transfer of the License Assets of seven of the nine television stations and the 21 radio stations for which the Company acquired Non-License Assets in the River City Acquisition. Such applications have been granted and the transfer of the License Assets has been consummated with respect to 19 of the 21 radio stations. The approval of the transfer of the two remaining radio licenses is subject to waiver of FCC cross-ownership rules. Upon grant of FCC approval of the transfer of License Assets with respect to these stations, the Company intends to acquire the License Assets, and thereafter the LMAs will terminate and the Company will own and operate the stations. With respect to the remaining two television stations, Glencairn has applied for transfer of the License Assets of these stations, and the Company intends to enter into LMAs with Glencairn Ltd. ("Glencairn", see Note 8) with respect to these stations upon FCC approval of the transfer of the License Assets to Glencairn. Petitions to deny or informal objections have been filed against certain of these applications by third parties. Management believes the Company will ultimately prevail on these petitions.


RECLASSIFICATIONS

Certain   reclassifications  have  been  made  to  the  prior  years'  financial statements to conform with the current year presentation.

2. PROPERTY AND EQUIPMENT:

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed under the straight-line method over the following estimated useful lives:


   Buildings and improvements..............................      10 -- 35 years
   Station equipment.......................................       5 -- 10 years
   Office furniture and equipment..........................       5 -- 10 years
   Leasehold improvements..................................      10 -- 31 years
   Automotive equipment....................................       3 --  5 years
   Property and equipment and autos under capital leases .. Shorter of 10 years or the lease term

Property and equipment consisted of the following as of December 31, 1995 and 1996 (in thousands):


                                                    1995       1996
                                                 ---------- ----------
Land and improvements..........................  $  1,768   $  9,795
Buildings and improvements.....................    17,515     39,008
Station equipment..............................    36,949    112,994
Office furniture and equipment.................     3,451     10,140
Leasehold improvements.........................     2,564      3,377
Automotive equipment...........................       677      3,280
Construction in progress.......................       --       6,923
                                                 ---------- ----------
                                                   62,924    185,517
Less- Accumulated depreciation and
 amortization..................................   (20,127)   (31,184)
                                                 ---------- ----------
                                                 $ 42,797   $154,333
                                                 ========== ==========

                SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES -
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INTEREST RATE DERIVATIVE AGREEMENTS:


The Company entered into interest rate derivative agreements to reduce the impact of changing interest rates on its floating rate debt, primarily relating to the Bank Credit Agreement. In May 1996, the Company amended its Bank Credit Agreement. The agreement requires the Company to enter into Interest Rate Protection Agreements at rates not to exceed 9.5% per annum as to a notional principal amount at least equal to 66 2/3 % of the Tranche A term loans scheduled to be outstanding from time to time and 9.75% per annum as to a notional principal amount of 66 2/3 % of the aggregate amount of Tranche B term loans scheduled to be outstanding from time to time.

At December 31, 1996, the Company had several interest rate swap agreements relating to the Bank Credit Agreement which expire from March 31, 1997 to June 30, 2000. The swap agreements set rates in the range of 5.84% to 7.00%. The notional amounts related to these agreements were $955.0 million at December 31, 1996, and decrease to $50.0 million through the expiration dates. The Company has no intentions of terminating these instruments prior to their expiration dates unless it were to prepay a portion of its bank debt.

The floating interest rates are based upon the three month London Interbank Offered Rate (LIBOR) rate, and the measurement and settlement is performed quarterly. Settlements of these agreements are recorded as adjustments to interest expense in the relevant periods. Premiums paid under these agreements were approximately $1.1 million in 1994 and $851,000 in 1996 and are amortized over the life of the agreements. The counterparties to these agreements are major national financial institutions. The Company estimates the aggregate cost to retire these instruments at December 31, 1996 to be $2.3 million.

4. NOTES PAYABLE AND COMMERCIAL BANK FINANCING:

BANK CREDIT AGREEMENT

In connection with the 1994 Acquisitions (see Note 12), the Company entered into a Bank Credit Agreement. The Bank Credit Agreement consisted of three classes:
Facility A Revolving Credit and Term Loan, Facility B Credit Loan and Facility C Term Loan. In August 1995, the Company utilized the net proceeds from the Public Debt Offering mentioned below to repay amounts outstanding under the Bank Credit Agreement.

The weighted average interest rates during 1994 and as of December 31, 1994 were 7.48% and 8.56%, respectively, and during 1995 while amounts were outstanding and as of August 28, 1995, when outstanding indebtedness relating to Bank Credit Agreement were repaid, were 8.44% and 7.63%, respectively. Interest expense relating to the Bank Credit Agreement was $9.4 million, $15.6 million and $-0-for the years ended December 31, 1994, 1995 and 1996, respectively. Simultaneously with the acquisition of the non-license assets of River City, the aforementioned Bank Credit Agreement was amended and replaced with new terms as outlined below.

BANK CREDIT AGREEMENT AS AMENDED

In order to finance the acquisition of the non-license assets of River City and potential future acquisitions, the Company amended its Bank Credit Agreement on May 31, 1996. The Bank Credit Agreement consists of three classes: Tranche A Term Loan, Tranche B Term Loan and a Revolving Credit Commitment.

The Tranche A Term Loan is a term loan in a principal amount not to exceed $550 million and is scheduled to be paid in quarterly installments beginning December 31, 1996 through December 31, 2002. The Tranche B Term Loan is a term loan in a principal amount not to exceed $200 million and is scheduled to be paid in quarterly installments beginning December 31, 1996 through November 2003. The Revolving Credit Commitment is a revolving credit facility in a principal amount not to exceed $250 million and is scheduled to have reduced availability quarterly beginning March 31, 1999 through

                SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES -
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

November 30, 2003. As of December 31, 1996, outstanding indebtedness under the Tranche A Term Loan, Tranche B Term Loan and the Revolving Credit Commitment were $520 million, $198.5 million and $155 million, respectively. The Company incurred debt acquisition costs of approximately $20 million associated with this indebtedness which are being amortized over the life of the debt.


The applicable interest rate for the Tranche A Term Loan and the Revolving Credit Tranche is either LIBOR plus 1.25% to 2.5% or the base rate plus zero to 1.25%. The applicable interest rate for the Tranche A Term Loan and the Revolving Credit Tranche is adjusted based on the ratio of total debt to four quarters trailing earnings before interest, taxes, depreciation and amortization. The applicable interest rate for Tranche B is either LIBOR plus 2.75% or the base rate plus 1.75%. The weighted average interest rates for outstanding indebtedness relating to the current Bank Credit Agreement during 1996 and as of December 31, 1996, were 8.08% and 8.12%, respectively. Interest expense relating to the Bank Credit Agreement was $40.4 million for the year ended December 31, 1996.

The fair value of the Company's outstanding indebtedness under the Bank Credit Agreement approximated its carrying value at December 31, 1996.

The Company is required to maintain certain debt covenants in connection with the Bank Credit Agreement. As of December 31, 1996, the Company is in compliance with all debt covenants.

PUBLIC DEBT OFFERING

In August 1995, the Company consummated the sale of $300.0 million of 10% Senior Subordinated Notes (the Notes), due 2005, generating net proceeds to the Company of $293.2 million. The net proceeds of this offering were utilized to repay outstanding indebtedness under the then existing Bank Credit Agreement of $201.8 million with the remainder being retained and eventually utilized to make payments related to certain acquisitions consummated during 1996. In conjunction with the repayment of outstanding indebtedness under the Bank Credit Agreement, the Company recorded an extraordinary loss of $4.9 million, net of a tax benefit of $3.4 million.

Interest on the Notes is payable semiannually on March 30 and September 30 of each year, commencing March 30, 1996. Interest expense for the year ended December 31, 1995 and 1996, was $10.4 million and $30.0 million, respectively. The notes are issued under an indenture among SBG, its subsidiaries (the guarantors) and the trustee. Costs associated with the offering totaled $6.8 million, including an underwriting discount of $6.0 million and are being amortized over the life of the debt.

The Company has the option to redeem the notes at any time on or after September 30, 2000. Redemption prices are as follows:



                                                 REDEMPTION PRICE
                 REDEMPTION DATE             (AS A % OF PRINCIPAL AMOUNT)
            ------------------------------    --------------------------
            On or after September 30, 2000...            105%
                                      2001...            103%
                                      2002...            102%


Furthermore, at any time on or prior to September 30, 1998, the Company may redeem up to 25% of the original principal amount of the Notes with the net proceeds of a public equity offering at 110% of the principal amount. The Notes also may be redeemed by the holder at 101% of the principal amount upon occurrence of a change of control, as defined in the Indenture.

Based upon the quoted market price, the fair value of the Notes as of December 31, 1996 is $306 million.

                SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES -
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Under the terms of the Indenture, the Notes are guaranteed by the Company and substantially all of its subsidiaries (the guarantors). The guarantors are wholly-owned, any non-guarantors are inconsequential to the consolidated financial statements and the guarantees are full, unconditional, and joint and several.


The Indenture contains covenants limiting indebtedness, transactions with affiliates, liens, sales of assets, issuances of guarantees of, and pledges for, indebtedness, transfer of assets, dividends, mergers and consolidations.

SENIOR SUBORDINATED NOTES

In December 1993, the Company raised $200.0 million through the issuance of 10% senior subordinated notes (the 1993 Notes), due 2003. Subsequently, the Company determined that a redemption of $100.0 million was required. This redemption and a refund of $1.0 million of fees from the underwriters took place in the first quarter of 1994. The remaining portion of the proceeds of the 1993 Notes was used to repay a secured debt facility and for general corporate purposes.

Interest on the 1993 Notes is payable semiannually on June 15 and December 15 of each year. Interest expense for the years ended December 31, 1994, 1995 and 1996, was $12.6 million, $10.0 million and $10.0 million, respectively. The 1993 Notes are issued under an Indenture among SBG, its subsidiaries (the guarantors) and the trustee. Costs associated with the offering totaled $5.1 million, including an underwriting discount of $4.0 million. These costs, less the $1.0 million refund related to the redemption, were capitalized and are being amortized over the life of the debt.

The 1993 Notes may be redeemed by the holder at 101% of the principal amount upon occurrence of a change of control, as defined in the Indenture. The Company has the option to redeem the 1993 Notes any time after December 15, 1998. Redemption prices are as follows:

                                                      REDEMPTION PRICE
             REDEMPTION DATE                    (AS A % OF PRINCIPAL  AMOUNT)
      -----------------------------             -----------------------------
    On or after December 15, 1998.........                   105%
                             1999.........                   104%
                             2000.........                   103%
                             2001.........                   100%


Based upon the quoted market price, the fair value of the 1993 Notes as of December 31, 1996, is $102 million.

Under the terms of the Indenture, the 1993 Notes are guaranteed by the Company and substantially each of its subsidiaries (the guarantors). The guarantors are wholly-owned, any non-guarantors are inconsequential to the consolidated financial statements and the guarantees are full, unconditional, and joint and several.

The Indenture contains covenants limiting indebtedness, transactions with affiliates, liens, sales of assets, issuances of guarantees of, and pledges for, indebtedness, transfer of assets, dividends, mergers and consolidations.

                SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES -
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SUMMARY


Notes payable and commercial bank financing consisted of the following as of December 31, 1995 and 1996 (in thousands):


                                                                           1995        1996
                                                                        ---------- ------------
Bank Credit Agreement, Tranche A Term Loan............................  $     --   $  520,000
Bank Credit Agreement, Tranche B Term Loan............................        --      198,500
Bank Credit Agreement, Revolving Credit Commitment....................        --      155,000
Senior subordinated notes due 2003, interest at 10%...................   100,000      100,000
Senior subordinated notes due 2005, interest at 10%...................   300,000      300,000
Unsecured installment notes to former minority stockholders of CRI
 and WBFF, interest at 18%............................................     1,777          644
                                                                        ---------- ------------
                                                                         401,777    1,274,144
Less: Current portion.................................................    (1,133)     (62,144)
                                                                        ---------- ------------

                                                                        $400,644   $1,212,000
                                                                        ========== ============



The Revolving Credit Commitment is a revolving credit facility in a principal amount not to exceed $250 million and is scheduled to have reduced availability quarterly beginning March 31, 1999 through November 30, 2003. Indebtedness under Tranche A and Tranche B of the Bank Credit Agreement and notes payable as of December 31, 1996, mature as follows (in thousands):


                    1997........................  $    62,144
                    1998........................       71,500
                    1999........................       91,500
                    2000........................      101,500
                    2001........................      101,500
                    2002 and thereafter.........      691,000
                                                   ------------
                                                  $ 1,119,144
                                                   ============


Substantially all of the Company's assets have been pledged as security for notes payable and commercial bank financing. In addition, the Class B stockholders have pledged their stock in SBG to the commercial bank and have delivered mortgages and security agreements as additional collateral. Further, Cunningham Communications, Inc. (Cunningham), Keyser Investment Group, Inc.
(KIG) and Gerstell Development Limited Partnership (Gerstell), all businesses that are owned and controlled by these Class B stockholders, were required to guarantee obligations to the commercial bank.

In January 1997, the Company made the final payment of $644,000 repaying the remaining indebtedness to the former minority stockholders.

                SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES -
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. NOTES AND CAPITAL LEASES PAYABLE TO AFFILIATES:


Notes and capital leases payable to affiliates consisted of the following as of December 31, 1995 and 1996 (in thousands):



                                                                                  1995      1996
                                                                               --------- ---------
Subordinated installment notes payable to former majority owners, interest at 8.75%, principal payments in varying amounts due annually beginning
October 1991, with a balloon payment due at maturity in May 2005 ............  $11,442   $10,448
Capital lease for building, interest at 17.5%................................    1,500     1,372
Capital leases for broadcasting tower facilities, interest rates averaging
10%..........................................................................      632       249
Capital leases for building and tower, interest at 8.25%.....................    2,252     1,890
                                                                               --------- ---------
                                                                                15,826    13,959
Less: Current portion........................................................   (1,867)   (1,774)
                                                                               --------- ---------
                                                                               $13,959   $12,185
                                                                               ========= =========



Notes and capital leases payable to affiliates, as of December 31, 1996, mature as follows (in thousands):


     1997....................................................  $ 2,856
     1998....................................................    2,654
     1999....................................................    2,666
     2000....................................................    2,540
     2001....................................................    1,920
     2002 and thereafter.....................................    7,872
                                                               ---------
     Total minimum payments due..............................   20,508
     Less: Amount representing interest......................   (6,549)
                                                               ---------
     Present value of future notes and capital lease
     payments................................................  $13,959
                                                               =========


6. PROGRAM CONTRACTS PAYABLE:

Future payments required under program contracts payable as of December 31, 1996, are as follows (in thousands):




     1997.......................................    $ 58,461
     1998.......................................      33,216
     1999.......................................      18,331
     2000.......................................       3,665
     2001.......................................         430
     2002 and thereafter........................         552
                                                  ----------
                                                     114,655
     Less: Current portion......................     (58,461)
                                                  ----------
     Long-term portion of program contracts
     payable....................................    $ 56,194
                                                  ==========

                SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES -
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Included in the current portion amounts are payments due in arrears of $10.9 million. In addition, the Companies have entered into noncancelable commitments for future program rights aggregating $60.5 million as of December 31, 1996.


The Company has estimated the fair value of its program contract payables and noncancelable commitments at approximately $51.3 million and $29.0 million, respectively, as of December 31, 1995, and $102.7 million and $43.1 million, respectively, at December 31, 1996, based on future cash flows discounted at the Company's current borrowing rate.

7. PREPAYMENT OF SYNDICATED PROGRAM CONTRACT LIABILITIES:

In connection with the 1996 Acquisitions (see Note 12), the Company assumed certain syndicated program contracts payable for which the underlying value of the associated syndicated program assets was determined, by management, to be of little or no value. The Company negotiated the prepayment of syndicated program contracts payable for certain of the 1996 Acquisitions, as well as certain other of the Company's subsidiaries. The Company made cash payments totaling $15.1 million relating to these syndicated program contracts payable. For subsidiaries owned prior to 1996, the Company recognized related amortization of excess syndicated programming of $3.0 million.

8. RELATED PARTY TRANSACTIONS:

During 1990, WBFF sold certain station equipment to an affiliate for $512,000. The sale is accounted for on an installment basis since the affiliate is in the start-up phase. The note is to be paid over five years and earns annual interest at 11%. In connection with the start-up of this affiliate, certain SBG Class B Stockholders issued a note allowing them to borrow up to $3.0 million from the Company. This note was amended and restated June 1, 1994, to a term loan bearing interest of 6.88% with quarterly principal payments beginning March 31, 1996 through December 31, 1999. As of December 31, 1995 and 1996, the balance outstanding was approximately $2.0 and $1.8 million, respectively.

During 1990, SBG lent $1.5 million to certain Class B Stockholders pursuant to a note. The note bears interest at 6.88% per annum and is payable in monthly principal and interest payments through September 2000 with a balloon payment in September 2000. As of December 31, 1995 and 1996, the balance outstanding was approximately $1.1 million and $1.0 million respectively.

During the year ended December 31, 1993, the Company loaned Gerstell Development Limited Partnership (a partnership owned by Class B Stockholders) $2.1 million. The note bears interest at 6.18%, with principal payments beginning on November 1, 1994, and a final maturity date of October 1, 2013. As of December 31, 1995 and 1996, the balance outstanding was approximately $2.0 million. In addition, Gerstell has arranged for a $2.0 million loan from a commercial bank, which is guaranteed by the Company.

During 1993, SBG lent $6.6 million to a former majority owner pursuant to a note. The note bears interest at 7.21% per annum and requires payments of interest only through September 2001. Monthly principal and interest payments with respect to this note commence in November 2001 and end in September 2006.

During 1994, the Company assigned its options to purchase the license assets of WNUV and WVTV to Glencairn for $4.2 million which was paid in 1995, and sold the license assets of WRDC to Glencairn for $2.0 million. Subsequently, Glencairn exercised its options to purchase the licenses of WNUV and WVTV. Glencairn is a corporation of which a former shareholder of SBG, who is also the holder of the $6.6 million note described above, and trusts established by this shareholder hold the majority of the equity interests in Glencairn. The Company has entered into five-year LMA agreements (with five-year renewal options) with Glencairn for the right to program and sell advertising. During 1995 and 1996, the Company made payments of $5.6 million and $5.4 million, respectively, to Glencairn under these LMA agreements.

                SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES -
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Concurrently with the initial public offering (see Note 13), the Company acquired options from certain stockholders of Glencairn that will grant the Company the right to acquire, subject to applicable FCC rules and regulations, up to 97% of the capital stock of Glencairn. The Glencairn options were purchased by the Company for nominal consideration and will be exercisable only upon payment of an aggregate price equal to Glencairn's cost for the underlying stations, plus a 10% annual return.


During 1995 and 1996, the Company from time to time entered into charter arrangements to lease airplanes owned by certain Class B Stockholders. During 1995 and 1996, the Company incurred expenses of approximately $489,000 and $336,000 related to these arrangements, respectively.

In May 1996, the Company acquired certain assets from River City, obtained options to acquire other assets from River City and entered into an LMA to provide programming services to certain television and radio stations, of which River City is the owner of the License Assets. Certain individuals who have direct or indirect beneficial owners of equity interests in River City are affiliates of the Company. During 1996, the Company made LMA payments of $1.4 million to River City.

In September 1996, the Company entered into a five-year agreement with River City pursuant to which River City will provide to the Company certain production services. Pursuant to this agreement, River City will provide certain services to the Company in return for an annual fee of $416,000, subject to certain adjustments on each anniversary date.

An individual who is an affiliate of the Company is the owner of 100% of the common stock of Keymarket of South Carolina, Inc. ("KSC"), and the Company has an option to acquire either (i) all of the assets of KSC for forgiveness of debt in an aggregate principal amount of approximately $7.4 million, plus payment of approximately $1.0 million, less certain adjustments or (ii) all of the stock of KSC for $1.0 million, less certain adjustments. The Company is required to purchase each of the properties during the term of the applicable lease for an aggregate purchase price of approximately $1.75 million.

In May 1996, the Company, along with the Class B Stockholders, formed Beaver Dam Limited Liability Company (BDLLC), of which the Company owns a 45% interest. BDLLC was formed for the purpose of constructing and owning a building which may be the site for the Company's corporate headquarters. The Company made capital contributions of approximately $380,000.

Certain assets used by the Company's operating subsidiaries are leased from Cunningham, KIG and Gerstell (entities owned by the Class B Stockholders). Lease payments made to these entities were $1.2 million, $1.3 million, and $1.3 million for the years ended December 31, 1994, 1995 and 1996, respectively.

9. INCOME TAXES:

The Company files a consolidated federal income tax return and separate company state tax returns. The provision (benefit) for income taxes consists of the following as of December 31, 1994, 1995 and 1996 (in thousands):


                                                                  1994      1995     1996
                                                               --------- --------- --------
Provision (benefit) for income taxes before extraordinary
 item........................................................  $  (647)  $ 5,200   $6,936
Income tax effect of extraordinary item......................      --     (3,357)     --
                                                               --------- --------- --------
                                                               $  (647)  $ 1,843   $6,936
                                                               ========= ========= ========
Current:
 Federal.....................................................  $ 7,090   $ 5,374   $  127
 State.......................................................    1,440     1,558    4,479
                                                               --------- --------- --------
                                                                 8,530     6,932    4,606
                                                               --------- --------- --------
Deferred:
 Federal ....................................................   (7,650)   (4,119)   2,065
 State.......................................................   (1,527)     (970)     265
                                                               --------- --------- --------
                                                                (9,177)   (5,089)   2,330
                                                               --------- --------- --------
                                                               $  (647)  $ 1,843   $6,936
                                                               ========= ========= ========

                SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES -
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is a reconciliation of federal income taxes at the applicable statutory rate to the recorded provision (benefit):

                                                 1994     1995    1996
                                              --------- ------- -------
Statutory federal income taxes..............  (34.0)%      34.0%   34.0%
Adjustments-
 State income taxes, net of federal effect..    1.8         1.7     8.1
 State franchise taxes, net of federal
  effect....................................    0.8         1.1    10.8
 Non-deductible goodwill amortization.......   14.1        11.9    25.2
 Non-deductible expense items ..............    6.3         3.0     6.4
 Income of pooled S corporation (Note 12) ..   (7.6)      --      --
 Other......................................   (0.5)       (0.7)    1.5
                                              --------- ------- -------
 Provision (benefit) for income taxes.......  (19.1)%      51.0%   86.0%
                                              ========= ======= =======



Temporary differences between the financial reporting carrying amounts and the tax basis of assets and liabilities give rise to deferred taxes. The Company had a net deferred tax asset of $21.0 million and $782,000 as of December 31, 1995 and 1996, respectively. The realization of deferred tax assets is contingent upon the Company's ability to generate sufficient future taxable income to realize the future tax benefits associated with the net deferred tax asset. Management believes that deferred assets will be realized through future operating results. This belief is based on taxable income for the year ended December 31, 1996 and its projection of future years' results.

The Company has total available federal NOL's of approximately $15.0 million as of December 31, 1996, which expire during various years from 2004 to 2011. Certain NOL's are limited to use within a specific entity, and certain NOL's are subject to annual limitations under Internal Revenue Code Section 382 and similar state provisions.

Total deferred tax assets and deferred tax liabilities as of December 31, 1995 and 1996, including the effects of businesses acquired, and the sources of the difference between financial accounting and tax bases of the Company's assets and liabilities which give rise to the deferred tax assets and deferred tax liabilities and the tax effects of each are as follows (in thousands):



                                                  1995      1996
                                                --------- ---------
Deferred Tax Assets:
 Accruals and reserves..........                  $ 1,110   $ 2,195
 Loss on disposal of fixed
  assets........................                      619       --
 Net operating losses...........                    2,676     4,829
 Program contracts..............                    4,575     2,734
 Fixed assets and intangibles ..                   14,500       --
 Other..........................                      373       713
                                                 --------- ---------
                                                  $23,853   $10,471
                                                 ========= =========
Deferred Tax Liabilities:
 FCC license....................                  $ 1,656   $ 2,613
 Hedging instruments ...........                      --        188
 Fixed assets and intangibles...                      --      4,430
 Capital lease accounting.......                      988     1,304
 Affiliation agreement .........                      --        691
 Investment in partnerships ....                      --        209
 Other..........................                     182        254
                                                 --------- ---------
                                                 $ 2,826   $ 9,689
                                                 ========= =========

                SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES -
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


During 1995, the Company made a $3.4 million deferred tax adjustment to decrease its deferred tax asset and increase goodwill under the purchase accounting guidelines of APB 16 and in accordance with SFAS 109 related to the opening deferred tax asset balances of certain 1994 acquisitions. During 1996, the Company made a $1.1 million deferred tax adjustment to decrease its deferred tax asset and increase goodwill under the purchase accounting guidelines of APB 16 and in accordance with SFAS 109 related to the opening deferred tax asset balances of certain 1995 acquisitions.

10. EMPLOYEE BENEFIT PLAN:

The Sinclair Broadcast Group, Inc. 401(k) profit sharing plan and trust (the SBG
Plan) covers eligible employees of the Company. Contributions made to the SBG Plan include an employee elected salary reduction amount, company matching contributions and a discretionary amount determined each year by the Board of Directors. The Company's 401(k) expense for the years ended December 31, 1994, 1995 and 1996, was $274,000, $271,000 and $657,000, respectively. There were no discretionary contributions during these periods.

11. CONTINGENCIES AND OTHER COMMITMENTS:

LITIGATION

Lawsuits and claims are filed against the Company from time to time in the ordinary course of business. These actions are in various preliminary stages, and no judgments or decisions have been rendered by hearing boards or courts. Management, after reviewing developments to date with legal counsel, is of the opinion that the outcome of such matters will not have a material adverse effect on the Company's financial position or results of operations.

OPERATING LEASES

The Company has entered into operating leases for certain property and equipment under terms ranging from three to ten years. The rent expense under these leases, as well as certain leases under month-to-month arrangements, for the years ended December 31, 1994, 1995 and 1996, aggregated approximately $625,000, $1.1 million and $3.1 million, respectively.

Future minimum payments under the leases are as follows (in thousands):


               1997...............  $ 3,672
               1998...............    3,055
               1999...............    2,244
               2000...............    1,789
               2001...............    1,206
               2002 and
                thereafter.........   5,430
                                   ---------
                                    $17,396
                                   =========



CERTAIN AFFILIATION AGREEMENTS

The Company generally operates its television stations under affiliation agreements with Fox, ABC, UPN, WB and CBS. These agreements range in terms from one to five years and in certain circumstances have renewable options. The Company has the option to acquire the FCC licenses of certain stations being operated as LMAs. The networks affiliated with these stations, other than Fox, have the right to terminate the affiliations upon transfer of the license. In addition, KDNL (St. Louis) is being operated as an ABC affiliate pursuant to terms negotiated with ABC, but no affiliation agreement has been signed and ABC is not paying affiliation fees, and WLOS (Asheville) is being operated pursuant to

                SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES -
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

terms negotiated with ABC to replace an existing agreement, but the new agreement has not been signed and ABC is paying the lower affiliation fees called for under the old agreement. The Company has accrued ABC affiliation fees for KDNL and WLOS based on the anticipated settlement.

12. ACQUISITIONS:

1994 ACQUISITIONS

In May 1994, the Company acquired WCGV and WTTO for an aggregate purchase price of $60.0 million. The acquisition was accounted for under the purchase method of accounting whereby the purchase price was allocated to the fair market value of the assets purchased and the liabilities assumed. Based upon an independent appraisal, $11.7 million was allocated to property and programming costs and $29.9 million was allocated to acquired broadcasting assets. The excess of the purchase price over the acquired assets of $18.4 million was allocated to other intangible assets, and is being amortized over 40 years. The Company made an
additional  investment  of  $56.0  million  for  covenants   not-to-compete  and
consulting agreements in these and the Company's current markets, which are being amortized over the lives of the respective agreements.

Simultaneous with the acquisition of WCGV and WTTO, the Company acquired the non-license assets of WNUV and WVTV for approximately $66.8 million and entered into LMAs with the owner of the licenses of WNUV and WVTV. The acquisition was accounted for under the purchase method of accounting whereby $14.8 million of the purchase price was allocated to property and programming costs and $700,000 of the purchase price was allocated to deferred tax liabilities, with the remainder being allocated to other intangible assets. The intangible assets are being amortized over 15 years.

Simultaneous with the acquisitions of the non-license assets of WNUV and WVTV, the Company acquired the options to purchase the license assets of these stations for $8.0 million and intangible assets related to the LMAs for $9.5 million, for a total purchase price of $17.5 million. The Company subsequently assigned the options to Glencairn for $4.2 million. The Company is amortizing the difference between the total amount paid for the options by the Company and the amount allocated to the value of the options over the estimated life of the LMA, which is 15 years.

In August 1994, the Company acquired 100% of the non-voting stock representing a 98% ownership interest in F.S.F. Acquisition Corporation (FSFA), the corporate parent of WRDC, for $34.0 million. The investment also includes a controlling interest in a joint venture which owns the studio and office building and a minority interest in a partnership that owns the TV broadcast tower. The joint venture has been consolidated, with the other owners' share of equity shown as a minority interest, while the partnership interest has been presented as an investment and is included in other assets. The purchase was accounted for under the purchase method of accounting whereby the purchase price was allocated to property and programming assets, acquired intangible broadcasting assets and other intangible assets for $10.0 million, $7.0 million and $17.0 million, respectively, based upon an independent appraisal. Intangible assets are being amortized over periods of 10 to 15 years. Simultaneous with the purchase of the nonvoting stock of FSFA, the Company acquired an option to acquire the voting common stock of FSFA. Additionally, the Company entered into two year consulting and non-compete agreements with the former owner of the voting common stock of FSFA for $4.0 million.

1995 ACQUISITIONS AND DISPOSITIONS

In January and May 1995, the Company acquired the non-license and license assets, respectively, of WTVZ in Norfolk, Virginia for a purchase price of $49.0 million. The acquisition was accounted for under the purchase method of accounting whereby the purchase price was allocated to property and programming assets, acquired intangible broadcasting assets and other intangible assets for $1.4 million, $12.6 million and $35.0 million, respectively, based upon an independent appraisal. Intangible assets are being amortized over 1 to 40 years.

                SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In January 1995, the Company acquired the license and non-license assets of the Paramount Station Group of Raleigh/Durham, Inc. which owned and operated WLFL in Raleigh-Durham, North Carolina for $55.5 million, plus the assumption of $3.7 million in liabilities. The acquisition was accounted for under the purchase method of accounting whereby the purchase price was allocated to property and programming assets, acquired intangible broadcasting assets and other intangible assets for $8.6 million, $15.9 million and $34.7 million, respectively, based upon an independent appraisal. Intangible assets are being amortized over periods of 1 to 40 years.


On March 31, 1995, the Company exercised its option to acquire 100% of the voting stock of FSFA for the exercise price of $100. FSFA was merged into WLFL, Inc. and became a wholly-owned subsidiary of the Company. Simultaneously, the Company sold the license assets of FSFA to Glencairn for $2.0 million, and entered into a five-year LMA (with a five-year renewal option) with Glencairn (see Note 8).

On May 5, 1995, Keyser Communications, Inc. (KCI), an affiliated entity wholly-owned by the stockholders of the Company, was merged into the Company for common stock. Certain assets and liabilities of KCI (other than programming items, an LMA agreement and consulting agreements), were distributed to the KCI shareholders immediately prior to the merger. The merger of KCI is being treated as a reorganization and has been accounted for as a pooling of interests transaction. Accordingly, the consolidated financial statements for all periods presented have been restated to include the accounts of KCI.

Combined and separate results of the Company and KCI (through May 5, 1995, merger date) during the period presented are as follows (in thousands):


                                                   COMPANY     KCI      COMBINED
                                                 ---------- --------- -----------
Twelve months ended December 31, 1994:
 Net broadcast revenues........................  $113,728   $4,883    $118,611
 Income (loss) before provision for income
  taxes........................................    (4,147)     760      (3,387)
 Net income (loss).............................    (3,500)     760      (2,740)
Twelve months ended December 31, 1995:
 Net broadcast revenues........................  $186,031   $1,903    $187,934
 Income (loss) before provision for income
  taxes........................................    10,592     (404)     10,188
 Net income (loss).............................       480     (404)         76



In July 1995, the Company acquired the non-license assets of WABM in Birmingham, Alabama for a purchase price of $2.5 million. The acquisition was accounted for under the purchase method of accounting whereby $1.1 million of the purchase price was allocated to property and program assets, based upon an independent appraisal. The excess of the purchase price over the acquired assets of approximately $1.4 million was allocated to other intangible assets and is being amortized over 15 years. Simultaneously with the purchase, the Company entered into a five-year LMA agreement (with a five-year renewal option) with Glencairn.

In November 1995, the Company acquired the non-license assets of WDBB in Tuscaloosa, Alabama for a purchase price of $400,000. In addition, the Company made "Option Grant Payments" of $11.3 million to certain parties for options to purchase the issued and outstanding stock of WDBB, Inc., which holds the license assets of WDBB. The option agreement further provides for the payment of option grant installments of $2.6 million over five years and a final option exercise price of $100,000. The acquisition was accounted for under the purchase method of accounting whereby $1.3 million was allocated to the property and program assets based upon an independent appraisal. The total of Option Grant Payments paid and grant installments accrued of $13.1 million was allocated to other intangible assets and is being amortized over 15 years.

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1996 ACQUISITIONS


RIVER CITY ACQUISITION

In April 1996, the Company entered into an agreement to purchase certain non-license assets of River City. In May 1996, the Company closed the transaction for a purchase price of $967.1 million, providing as consideration 1,150,000 shares of Series A Convertible Preferred Stock with a fair market value of $125.1 million, 1,382,435 stock options with a fair market value of $23.9 million and cash payments totaling $818.1 million. The Company utilized indebtedness under its Bank Credit Agreement to finance the transaction. The acquisition was accounted for under the purchase method of accounting whereby the purchase price was allocated to property and programming assets, acquired intangible broadcasting assets and other intangible assets for $82.8 million, $375.6 million and $508.7 million, respectively, based upon an independent appraisal. Intangible assets are being amortized over 1 to 40 years.

Simultaneously, the Company entered into option agreements to purchase certain license assets for an aggregate option exercise price of $20 million. In September 1996, after receiving FCC approval for license transfer, the Company made a cash payment of $6.9 million to acquire certain of the radio station FCC licenses.

Also, simultaneously with the acquisition, the Company entered into an option agreement to purchase the license and non-license assets of WSYX in Columbus, Ohio, for the option purchase price of $130 million plus the amount of River City indebtedness secured by the WSYX assets on the exercise date (not to exceed the amount at the date of closing of $105 million). Pursuant to the WSYX option agreement, the Company is required to make certain "Option Extension Fees", as defined. These fees are required to begin quarterly beginning with December 31, 1996, through the earlier of the "Option Grant Date" or the expiration date of June 30, 1999. The Option Extension Fees are calculated as 8% per annum of the option purchase price through the first anniversary of the Option Grant Date, 15% per annum of the option purchase price through the second anniversary of the Option Grant Date and 25% per annum of the option purchase price through the expiration of the WSYX option agreement. On December 31, 1996, the Company made an Option Extension Fee payment of $7.0 million which was recorded within Other Assets in the accompanying balance sheets.

In conjunction with the River City acquisition, the Company entered into an agreement to purchase the non-license assets of KRRT, Inc., a television station in San Antonio, Texas, for a purchase price of $29.5 million. The acquisition was accounted for under the purchase method of accounting whereby the purchase price was allocated to property and programming assets, acquired intangible broadcasting assets and other intangible assets for $3.8 million, $0.4 million and $25.3 million, respectively, based upon an independent appraisal. Intangible assets are being amortized over 1 to 15 years.

In connection with the River City acquisition, the Company consummated the following transactions concurrent with or subsequent to the closing:

    1.In June 1996, the Board of Directors of the Company adopted, upon approval of the stockholders by proxy, an amendment to the Company's amended and restated charter. This amendment increased the number of Class A Common Stock shares authorized to be issued by the Company from 35,000,000 shares to 100,000,000 shares. The amendment also increased the number of shares of preferred stock authorized from 5,000,000 shares to 10,000,000 shares.

    2.Series A Preferred Stock -- As partial  consideration  for the acquisition of the non-license assets of River City, the Company issued 1,150,000 shares of Series A Preferred Stock. In June 1996, the Board of Directors of the Company adopted, upon approval of the stockholders by proxy, an amendment to the Company's amended and restated charter at which time Series A Preferred Stock was exchanged for and converted into Series B Preferred Stock. The Company

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      recorded the issuance of Series A Preferred Stock based on the fair market value at the date the River City acquisition was announced at the exchange rate of 3.64 shares of Class A Common Stock for each share of Series A Preferred Stock.

    3.Series B  Preferred  Stock --  Shares  of  Series B  Preferred  Stock  are
      convertible at any time into shares of Class A Common Stock, with each share of Series B Preferred Stock convertible into approximately 3.64 shares of Series A Common Stock. The Company may redeem shares of Series B Preferred Stock only after the occurrence of certain events. If the Company seeks to redeem shares of Series B Preferred Stock and the stockholder elects to retain the shares, the shares will automatically be converted into common stock on the proposed redemption date. All shares of Series B Preferred stock remaining outstanding as of May 31, 2001, will automatically convert into Class A Common Stock. Series B Preferred Stock is entitled to 3.64 votes on all matters with respect to which Class A Common Stock has a vote.

    4. Stock Options and Awards:

    Long-Term Incentive Plan-

      In June 1996, the Board of Directors adopted, upon approval of the stockholders by proxy, the 1996 Long-Term Incentive Plan of the Company (the "LTIP"). The purpose of the LTIP is to reward key individuals for making major contributions to the success of the Company and its subsidiaries and to attract and retain the services of qualified and capable employees. A total of 2,073,673 shares of Class A Common Stock is reserved and available for awards under the plan. In connection with the River City acquisition, 244,500 options were granted to certain employees and 1,382,435 were granted to Barry Baker (see Executive Employment Agreement below) under this plan with an exercise price of $30.11 per share.

      The Company recorded deferred compensation of $1.9 million as additional paid-in capital at the stock option grant date. During the year ended December 31, 1996, compensation expense of $739,000 was recorded relating to the options issued under the LTIP. The remaining deferred compensation of approximately $1.2 million will be recognized as expense on a straight-line basis over the vesting period.

      Incentive Stock Option Plan-

      In June 1996, the Board of Directors adopted, upon approval of the stockholders by proxy, certain amendments to the Company's Incentive Stock Option Plan. The purpose of the amendments was (i) to increase the number of shares of Class A Common Stock approved for issuance under the plan from 400,000 to 500,000, (ii) to delegate to Barry Baker the authority to grant certain options, (iii) to lengthen from two years to three the period after date of grant before options become exercisable, (iv) and to provide immediate termination and three-year ratable vesting of options in certain circumstances. In connection with the River City acquisition, the Company granted 287,000 options to key management employees at an exercise price of $37.75, the fair market value at the date of grant.

   5. Executive Employment Agreement

      In connection with the acquisition of River City, the Company entered into a five-year employment agreement (the "Baker Employment Agreement") with Barry Baker, pursuant to which Mr. Baker will become President and Chief Executive Officer of SCI and Executive Vice President of the Company, at such time as Mr. Baker is able to hold those positions consistent with applicable FCC regulations. Until such time as Mr. Baker is able to become an officer of the Company, he serves as a consultant to the Company pursuant to a consulting agreement and received compensation that he would be entitled to as an officer under the Baker Employment Agreement. If the Baker Employment Agreement is terminated by the Company other than for

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Cause (as defined) or by Mr. Baker for good cause (constituting certain occurrences specified in the agreement), Mr. Baker shall be entitled to certain termination payments entitling him to his salary and bonuses which would have been paid under the agreement, to purchase certain television or radio assets acquired by the Company from River City at fair market value, and all stock options held by Mr. Baker shall vest immediately.


OTHER ACQUISITIONS

In May 1995, the Company entered into option agreements to acquire all of the license and non-license assets of WSMH-TV in Flint, Michigan (WSMH). In July 1995, the Company paid the $1.0 million option exercise price to exercise its option and in February 1996, the Company consummated the acquisition for a purchase price of $35.4 million. The acquisition was accounted for under the purchase method of accounting whereby the purchase price was allocated to property and programming assets, acquired intangible broadcasting assets and other intangible assets for $1.9 million, $6.0 million and $27.5 million, respectively, based upon an independent appraisal. Intangible assets are being amortized over 1 to 40 years.

In March 1996, the Company entered into an agreement to acquire the outstanding stock of Superior Communications Group, Inc. (Superior) which owns the license and non-license assets of television stations KOCB in Oklahoma City, Oklahoma and WDKY in Lexington, Kentucky. In May 1996, the Company consummated the acquisition for a purchase price of $63.5 million. The acquisition was accounted for under the purchase method of accounting whereby the purchase price was allocated to property and programming assets, acquired intangible broadcasting assets and other intangible assets for $7.3 million, $20.4 million and $35.8 million, respectively, based upon an independent appraisal. Intangible assets are being amortized over 1 to 40 years.

In January 1996, the Company entered into an agreement to acquire license and non-license assets of television station WYZZ in Peoria, Illinois. In July 1996, the Company consummated the acquisition for a purchase price of $21.1 million. The acquisition was accounted for under the purchase method of accounting whereby the purchase price was allocated to property and programming assets, acquired intangible broadcasting assets and other intangible assets for $2.2 million, $4.3 million and $14.6 million, respectively, based upon an independent appraisal. Intangible assets are being amortized over 1 to 40 years.

In July 1996, the Company entered into an agreement to acquire license and non-license assets of television station KSMO in Kansas City, Missouri through the exercise of its options described in Note 13 for a total purchase price of $10.0 million. The acquisition was accounted for under the purchase method of accounting whereby the purchase price was allocated to property and programming assets and acquired intangible broadcasting assets for $4.6 million and $5.4 million, respectively, based upon an independent appraisal. Intangible assets are being amortized over 1 to 25 years.

In August 1996, the Company acquired the license and non-license assets of television station WSTR in Cincinnati, Ohio for a total purchase price of $8.7 million. The acquisition was accounted for under the purchase method of accounting whereby the purchase price was allocated to property and programming assets and acquired intangible broadcasting assets for $6.2 million and $2.5 million, respectively, based upon an independent appraisal. Intangible assets are being amortized over 1 to 25 years.

                SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES -
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. INITIAL PUBLIC OFFERING:


In June 1995, the Company consummated an initial public offering of 5,750,000 shares of Class A Common Stock at an initial public offering price of $21.00 per share realizing net proceeds of approximately $111.5 million. The net proceeds to the Company from this offering were used to reduce long-term indebtedness.

The Company consummated the following transactions concurrent with or prior to the offering:

    1.The Company purchased the options to acquire the partnership interests of KSMO in Kansas City, Missouri and WSTR in Cincinnati, Ohio ("Option Stations") from the stockholders for an aggregate purchase price was $9.0 million. The stockholders also assigned to the Company their rights and obligations under an option agreement among the stockholders and a commercial bank which held secured debt of KSMO and WSTR.

    2.The stockholders assigned the subordinated convertible debenture relating to the sale of WPTT to the Company in exchange for $1.0 million, a portion of which was used to retire the outstanding balance of a note due from the controlling stockholders.

    3.The Company acquired options from certain stockholders of Glencairn that will grant the Company the right to acquire, subject to applicable FCC rules and regulations, up to 97% of the capital stock of Glencairn.

    4.The  Board of  Directors  of the  Company  adopted  Amended  and  Restated
      Articles of Incorporation to authorize up to 35,000,000 shares of Class A Common Stock, par value $.01 per share, 35,000,000 shares of Class B Common Stock, par value $.01 per share and 5,000,000 shares of Preferred Stock, par value $.01 per share; completed a reclassification and conversion of its outstanding common stock into shares of Class B Common Stock; and effected an approximately 49.1 for 1 stock split of the Company's common stock (resulting in 29,000,000 shares of Class B Common Stock outstanding). The reclassification, conversion and stock split have been retroactively reflected in the accompanying consolidated balance sheets and statements of stockholders' equity. In June 1996, the Company amended its charter, increasing the number of shares of Class A Common Stock authorized to be issued from 35,000,000 to 100,000,000 (see Note
      12).

    5.The Board of  Directors of the Company  adopted an Incentive  Stock Option
      Plan for Designated Participants (the Designated Participants Stock Option
      Plan) pursuant to which options for shares of Class A Common Stock will be granted to certain designated employees of the Company upon adoption.

    6.On March 27,  1995,  the Board of  Directors  of the  Company  adopted  an
      Incentive Stock Option Plan (the Stock Option Plan) pursuant to which options for shares of Class A Common Stock may be granted to certain designated classes of employees of the Company. The Stock Option Plan provides that the maximum number of shares of Class A Common Stock reserved for issuance under the Stock Option Plan is 500,000, as amended, and that options to purchase Class A Common Stock may be granted under the plan until the tenth anniversary of its adoption.

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Conti nued)

14. STOCK-BASED COMPENSATION PLANS:


As permitted under SFAS 123, "Accounting for Stock-Based Compensation," the Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and provides pro forma disclosures of net income and earnings per share as if the fair value-based method prescribed by SFAS 123 had been applied in measuring compensation expense.

A summary of changes in outstanding stock options follows:


                                                                        WEIGHTED-
                                           WEIGHTED-                     AVERAGE
                                            AVERAGE                      EXERCISE
                              OPTIONS    EXERCISE PRICE   EXERCISABLE     PRICE
                            ----------- --------------- -------------- -----------
Outstanding at end of
 1994.....................         --   $   --               --         $     --
1995 Activity:
  Granted.................     68,000    21.00               --         $     --
                            ----------- --------------- -------------- -----------
Outstanding at end of
 1995.....................     68,000    21.00               --               --
1996 Activity:
  Granted.................  1,904,785    31.50          736,218               --
  Exercised...............         --       --               --               --
  Forfeited...............     (3,750)   21.00               --               --
                            ----------- --------------- -------------- -----------
Outstanding at end of
 1996.....................  1,969,035   $31.16          736,218        $30.11
                            =========== =============== ============== ===========



Additional information regarding stock options outstanding at December 31, 1996, follows:


                                               WEIGHTED-     WEIGHTED-
                                                AVERAGE       AVERAGE
                                               REMAINING     REMAINING                    WEIGHTED-
                                                VESTING     CONTRACTUAL                    AVERAGE
    RANGE OF                       EXERCISE     PERIOD         LIFE                       EXERCISE
EXERCISE PRICES     OUTSTANDING     PRICE     (IN YEARS)    (IN YEARS)     EXERCISABLE      PRICE
----------------  -------------- ----------- ------------ -------------- -------------- ------------
   $21.00..........     64,250      $21.00      0.71            8.43               --      $      --
    30.11..........  1,562,435       30.11      1.53            9.41          736,218          30.11
    37.75..........    342,350       37.85      2.41            9.41               --             --
                  -------------- ----------- ------------ --------------  -------------- ------------
$21.00 to 37.75....  1,969,035      $31.16      1.66         9.38           736,218         $   30.11
                  ============== =========== ============ ============== ============== ============



Had compensation cost for the Company's 1995 and 1996 grants for stock-based compensation plans been determined consistent with SFAS 123, the Company's net income, net income applicable to common share before extraordinary items, and net income per common share for 1995 and 1996 would approximate the pro forma amounts below (in thousands except per share data):


                                                                  1995                      1996
                                                       ------------------------- --------------------------
                                                        AS REPORTED   PRO FORMA   AS REPORTED    PRO FORMA
                                                       ------------- ----------- ------------- ------------
Net income (loss) before extraordinary item .........  $4,988        $4,799      $1,131        $(1,639)
                                                       ============= =========== ============= ============
Net income (loss) available to common shareholders ..  $   76        $ (113)     $1,131        $(1,639)
                                                       ============= =========== ============= ============
Net income (loss) per share before extraordinary
  item...............................................  $  .15        $  .15      $  .03        $  (.04)
                                                       ============= =========== ============= ============
Net income (loss) per share..........................  $   --        $   --      $  .03        $  (.04)
                                                       ============= =========== ============= ============


              SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES -
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. EQUITY PUT AND CALL OPTIONS:


During December 1996, the Company entered into physically settled Put and Call Options related to the Company's common stock. These option arrangements were entered into for the purpose of hedging the dilution of the Company's common stock upon the exercise of stock options granted. The Company entered into 250,000 call options for common stock and 320,600 put options for common stock, with a strike price of $37.75 and $27.61 per common share, respectively. Upon the exercise of Put and Call Options, sales and purchases will be recorded as a component of stockholders' equity. Subsequent changes in the fair value of the option contracts are not recognized. To the extent that the Company entered into Put Options, the additional paid-in capital amounts have been adjusted accordingly and amounts are reflected as Equity Put Options in the accompanying balance sheets. All Equity Put and Call Options expire May 31, 1999.

16. REGISTRATION STATEMENTS:

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

17. FINANCIAL INFORMATION BY SEGMENT:

Prior to the River City Acquisition in May 1996, the Company did not own or operate radio stations. As of December 31, 1996 the Company consisted of two principal business segments -- television broadcasting and radio broadcasting. The television segment included 13 television stations for which the Company is the licensee and 15 stations which are operated under local marketing agreements. These 28 stations operate in 20 different markets in the continental United States.

The radio segment included 19 stations for which the Company is the licensee and two stations operated under local marketing agreements. These 21 stations operate in seven different markets. Substantially all revenues represent income from unaffiliated companies.

                                                                           1996
                                                                      (IN THOUSANDS)
                                                          TELEVISION     RADIO     CONSOLIDATED
                                                         ------------ ---------- ---------------
Total revenues.........................................  $  338,467   $ 40,021   $  378,488
Station operating expenses.............................     142,231     25,534      167,765
Depreciation, program amortization and deferred
 compensation..........................................      56,420      3,827       60,247
Amortization of intangibles and other assets ..........      55,063      3,467       58,530
Amortization of excess syndicated programming .........       3,043         --        3,043
                                                         ------------ ---------- ---------------
Station broadcast operating income.....................  $   81,710   $  7,193   $   88,903
                                                         ============ ========== ===============
Total assets...........................................  $1,400,521   $306,776   $1,707,297
                                                         ============ ========== ===============
Capital expenditures...................................  $   12,335   $    274   $   12,609
                                                         ============ ========== ===============


              SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES -
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. UNAUDITED PRO FORMA SUMMARY RESULTS OF OPERATIONS:


The unaudited pro forma summary consolidated results of operations for the years ended December 31, 1995 and 1996, assuming the 1995 and 1996 acquisitions had been consummated on January 1, 1995, are as follows (in thousands, except per share data):

                                               (UNAUDITED)  (UNAUDITED)
                                                  1995         1996
                                              ------------ ------------
Revenues, net...............................  $430,762     $481,073
                                              ============ ============
Net loss before extraordinary item..........  $(34,345)    $(10,719)
                                              ============ ============
Net loss available to common shareholders ..  $(39,257)    $(10,719)
                                              ============ ============
Net loss per share before extraordinary
 item.......................................  $  (0.94)    $  (0.27)
                                              ============ ============
Net loss per share..........................  $  (1.08)    $  (0.27)
                                              ============ ============



19. SUBSEQUENT EVENT:

In January 1997, the Company entered into a purchase agreement to acquire the license and non-license assets of KUPN-TV, the UPN affiliate in Las Vegas, Nevada, for a purchase price of $87 million. Upon entering into this agreement, the Company made a cash deposit payment of $5 million. The Company plans to consummate the transaction following FCC approval.

               SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                              INDEX TO SCHEDULES

Schedule II -- Valuation and Qualifying Accounts ...  S-3


All schedules except those listed above are omitted as not applicable or not required or the required information is included in the consolidated financial statements or in the notes thereto.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholders of
Sinclair Broadcast Group, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated balance sheets, statements of operations, changes in stockholders' equity and cash flows of Sinclair Broadcast Group, Inc. and Subsidiaries included in this Form 10K and have issued our report thereon dated February 7, 1997. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commissions rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                             ARTHUR ANDERSEN LLP

Baltimore, Maryland,
February 7, 1997

                                                                   SCHEDULE II

               SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                      VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                                (IN THOUSANDS)

                                   BALANCE AT    CHARGED TO    CHARGED                    BALANCE
                                   BEGINNING     COSTS AND     TO OTHER                   AT END
          DESCRIPTION              OF PERIOD      EXPENSES     ACCOUNTS    DEDUCTIONS    OF PERIOD
-------------------------------  ------------- ------------- ----------- ------------- ------------
1994
 Allowance for doubtful
  accounts.....................  $  505        $  445        $   --      $ 95          $  855
1995
 Allowance for doubtful
  accounts.....................     855           978            --       767           1,066
1996
 Allowance for doubtful
  accounts.....................   1,066         1,563         575((1))    732           2,472


----------
(1) Amount represents allowance for doubtful account balances purchased in connection with the acquisition of certain television stations during 1996.