Form 10-Q/A
period 1996-09-30
SINCLAIR BROADCAST GROUP INC
filed 1997-03-06
CIK 912752

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

     (a)     Exhibits

     10.1 Letter Agreement dated August 20, 1996 between Sinclair Broadcast Group, Inc., River City Broadcasting, L.P. and Fox Broadcasting Company. (Confidential treatment has been granted with respect to portions of this document. The copy filed omits the information granted confidential treatment.)

     27 Financial Data Schedule*



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

                                  Exhibit Index

     10.1 Letter Agreement dated August 20, 1996 between Sinclair Broadcast Group, Inc., River City Broadcasting, L.P. and Fox Broadcasting Company. (Confidential treatment has been granted with respect to portions of this document. The copy filed omits the information granted confidential treatment.)

     27 Financial Data Schedule*









* Previously filed