Form 10-K/A
period 1996-12-31
SINCLAIR BROADCAST GROUP INC
filed 1997-04-11
CIK 912752

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                 FORM 10-K/A


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 1996  COMMISSION FILE NUMBER : 0-26076

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


Based on the closing sale price of $25.125 per share as of April 7, 1997, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $177.3 million.

As of April 7, 1997, there were 6,917,827 shares of Class A Common Stock, $.01 par value, 27,850,581 shares of Class B Common Stock, $.01 par value and 1,115,370 shares of Series B Preferred Stock, $.01 par value, of the Registrant issued and outstanding.

                                    PART I


   The matters discussed in this Form 10-K/A include forward-looking statements. Such statements are subject to a number of risks and uncertainties, such as the impact of changes in national and regional economies, successful integration of acquired television and radio stations (including achievement of synergies and cost reductions), pricing fluctuations in local and national advertising and volatility in programming costs. Additional risk factors regarding the Company are set forth in the Company's registration statement on Form S-3 filed with the Securities and Exchange Commission on November 7, 1996 (as amended).


ITEM 1. BUSINESS

   The Company is a diversified broadcasting company that owns or provides programming services to more television stations than any other commercial broadcasting group in the United States. The Company currently owns or provides programming services to 28 television stations and has agreed to acquire one additional television station. The Company believes it is also one of the top 20 radio groups in the United States, when measured by the total number of radio stations owned, programmed or with which the Company has Joint Sales Agreements ("JSAs"). (For a description of JSAs see--Federal Regulation of Television and Radio Broadcasting--Ownership Matters--Radio--Local Marketing Agreements.) The Company owns or provides programming services to 23 radio stations, has pending acquisitions of two radio stations (with both of which it has JSAs), has a JSA with one additional radio station and has options to acquire an additional seven radio stations.

   The 28 television stations the Company owns or programs pursuant to Local Marketing Agreements ("LMAs") are located in 20 geographically diverse markets, with 23 of the stations in the top 51 television Designated Market Areas ("DMAs") in the United States. (For a description of LMAs see--Federal Regulation of Television and Radio Broadcasting--Ownership Matters--Local
Marketing Agreements. A Designated Market Area is one of 211 generally-recognized television market areas.) The Company's television station group is diverse in network affiliation with ten stations affiliated with Fox, 11 with UPN, two with ABC, two with Warner Brothers and one with CBS. Two stations operate as Independents.

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

TELEVISION BROADCASTING

   The Company owns and operates, provides programming services to, or has agreed to acquire the following television stations:

                                                                                    NUMBER OF
                                                                                   COMMERCIAL               EXPIRATION
                          MARKET                                                   STATIONS IN   STATION      DATE OF
         MARKET           RANK(A)  STATIONS   STATUS(B)   CHANNEL   AFFILIATION   THE MARKET(C)  RANK(D)    FCC LICENSE
-----------------------  -------- ---------- ----------- --------- ------------- -------------- --------- --------------
Pittsburgh,
Pennsylvania...........   19      WPGH       O&O         53        FOX           6               4         8/1/99
                                  WPTT       LMA         22        UPN                           5         8/1/99
St. Louis, Missouri ...   20      KDNL       LMA(e)      30        ABC           7               5         2/1/98
Sacramento, California.   21      KOVR       LMA(e)      13        CBS           8               3         2/1/99
Baltimore, Maryland ...   23      WBFF       O&O         45        FOX           5               4        10/1/01
                                  WNUV       LMA         54        UPN                           5        10/1/01
Indianapolis, Indiana .   25      WTTV       LMA(e)       4        UPN           8               4         8/1/97
                                  WTTK       LMA(e)(f)   29        UPN                          4          8/1/97
Cincinnati, Ohio.......   29      WSTR       O&O         64        UPN           5               5        10/1/97
Raleigh-Durham,
North Carolina            30      WLFL       O&O         22        FOX           7               3        12/1/01
                                  WRDC       LMA         28        UPN                           5        12/1/01
Milwaukee, Wisconsin ..   31      WCGV       O&O         24        UPN           6               4        12/1/97
                                  WVTV       LMA         18        WB                            5        12/1/97
Kansas City, Missouri .   32      KSMO       O&O         62        UPN           7               5         2/1/98
Columbus, Ohio.........   34      WTTE       O&O         28        FOX           5               4        10/1/97
Asheville, North
Carolina and
Greenville/
Spartanburg/Anderson,
South Carolina.........   35      WFBC       LMA(g)      40        IND(i)        6               5        12/1/01
                                  WLOS       LMA(e)      13        ABC           6               3        12/0/01
San Antonio, Texas ....   37      KABB       LMA(e)      29        FOX           7               4         8/1/98
                                  KRRT       LMA(h)      35        UPN                           6         8/1/98
Norfolk, Virginia......   40      WTVZ       O&O         33        FOX           6               4        10/1/01
Oklahoma City, Oklahoma   43      KOCB       O&O         34        UPN           7               5         6/1/98
Birmingham, Alabama ...   51      WTTO       O&O         21        WB            5               4         4/1/97
                                  WABM       LMA         68        UPN                           5         4/1/97
Flint/Saginaw/Bay City,
Michigan...............   60      WSMH       O&O         66        FOX           5               4        10/1/97
Las Vegas, Nevada......   64      KUPN       Pending     21        UPN           8               5        10/1/98
Lexington, Kentucky ...   68      WDKY       O&O         56        FOX           5               4         8/1/97
Des Moines, Iowa.......   72      KDSM       LMA(e)      17        FOX           4               4         2/1/98
Peoria/Bloomington,
Illinois...............  109      WYZZ       O&O         43        FOX           4               4        12/1/97
Tuscaloosa, Alabama ...  187      WDBB       LMA         17        IND(i)        2               2         4/1/97

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


   The Company's affiliation agreements with ABC for KOVR, KDNC and WLOS in Sacremento, St. Louis and Asheville, respectively, have a 10-year term expiring in 2005, 2005 and 2004, respectively. Each of the Company's UPN affiliation agreements is for three years, and expires in January 1998.

   Each of the affiliation agreements relating to stations involved in the Company's acquisition, agreed to on April 10, 1996, of certain assets of River
City (the "River City Acquisition") (other than River City's Fox and ABC affiliates) is terminable by the network upon transfer of the License Assets of the station.

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

 WLAC-FM                       Adult Contemporary        Women 25-54      6             8/1/03
 WJZC-FM                       Smooth Jazz               Women 25-54      9             8/1/03
 WLAC-AM                       News/Talk/Sports          Adults 35-64    11             8/1/03

Greenville/
 Spartanburg      59
 WFBC-FM(h)                    Contemporary Hit Radio    Women 18-49      6            12/1/02
 WORD-AM(h)                    News/Talk                 Adults 35-64     9            12/1/02
 WFBC-AM(h)                    News/Talk                 Adults 35-64     9            12/1/02
 WSPA-AM(h)                    Full Service/Talk         Adults 35-64    15            12/1/02
 WSPA-FM(h)                    Soft Adult Contemporary   Women 25-54      2            12/1/02
 WOLI-FM(h)(i)                 Oldies                    Adults 25-54     9            12/1/02
 WOLT-FM(h)(j)                 Oldies                    Adults 25-54    10            12/1/02

Wilkes-Barre/
 Scranton         61
 WKRZ-FM                       Contemporary Hit Radio    Adults 18-49     1             8/1/98
 WGGY-FM                       Country                   Adults 25-54     3             8/1/98
 WILK-AM(k)                    News/Talk/Sports          Adults 35-64     6             8/1/98
 WGBI-AM(k)                    News/Talk/Sports          Adults 35-64    31             8/1/98
 WWSH-FM(f                     Soft Hits                 Women 25-54      7             8/1/98
 WILP-AM(l)                    News/Talk/Sports          Adults 35-64    31             8/1/98
 WWFH-FM(m)                    Soft Hits                 Women 25-54     17             8/1/98

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

(d) All information concerning ratings and audience listening information is derived from the Fall 1996 Arbitron Metro Area Ratings Survey (the "Fall 1996 Arbitron"). Arbitron is the generally accepted industry source for statistical information concerning audience ratings. Due to the nature of listener surveys, other radio ratings services may report different rankings; however, the Company does not believe that any radio ratings service other than Arbitron is accorded significant weight in the radio broadcast industry. "Station Rank in Primary Demographic Target" is the ranking of the station among all radio stations in its market that are ranked in its target demographic group and is based on the station's average persons share in the primary demographic target in the applicable Metro Survey Area. Source: Average Quarter Hour Estimates, Monday through Sunday, 6:00 a.m. to midnight, Fall 1996 Arbitron.

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

Broadcasting acquisition strategy

   On February 8, 1996, the 1996 Telecommunications Act of 1996 (the "1996 Act") was signed into law. The 1996 Act represents the most sweeping overhaul of the country's telecommunications laws since the Communications Act of 1934 (as amended, the "Communications Act"). The 1996 Act relaxes the broadcast ownership rules and simplifies the process for renewal of broadcast station licenses.

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


   Antitrust Regulation. The Department of Justice and the Federal Trade Commission have recently increased their scrutiny of the television and radio industry, and have indicated their intention to review matters related to the concentration of ownership within markets (including LMAs and JSAs) even when the ownership or LMA or JSA in question is permitted under the laws administered by the FCC or by FCC rules and regulations.

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


   The FCC authorizes DBS services throughout the United States. Currently, two FCC permites, DirecTV and United States Satellite Broadcasting, provide subscription DBS services via high-power communications satellites and small dish receivers, and other companies provide direct-to-home video service using lower powered satellites and larger receivers. Additional companies are expected to commence direct-to-home operations in the near future. DBS and MMDS, as well as other new technologies, will further increase competition in the delivery of video programming.

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

   The Company also competes for programming, which involves negotiating with national program distributors or syndicators that sell first-run and rerun packages of programming. The Company's stations compete for exclusive access to those programs against in-market broadcast station competitors for syndicated products. Cable systems generally do not compete with local stations for programming, although various national cable networks from time to time have acquired programs that would have otherwise been offered to local television stations. Public broadcasting stations generally compete with commercial broadcasters for viewers but not for advertising dollars.

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

ITEM 2. PROPERTIES

   Generally, each of the Company's stations has facilities consisting of offices, studios and tower sites. Transmitter and tower sites are located to provide maximum signal coverage of the stations' markets. The following table generally describes the Company's principal owned and leased real property in each of its markets of operation:

                                                                                                           APPROXIMATE
                                                                                                            SIZE (SQ.
TELEVISION PROPERTIES                 TYPE OF FACILITY AND USE                   OWNED OR LEASED(A)           FEET)
-----------------------  -------------------------------------------------- ---------------------------- ---------------
Pittsburgh Market        Station Site for WPTT                              Owned                          30,000
                         Station Site for WPGH                              Leased (expires 10/01/2028)    25,500
                         Space on WPGH Tower Site                           Leased (expires 02/23/2039)    On site of station

Baltimore Market         Old WBFF Studio                                    Leased (month to month)        2,000
                         WBFF Studio and Company Offices                    Leased (expires 09/01/2011)    39,000
                         WBFF Parking Lot                                   Leased (month to month)        N/A
                         Space on Main WBFF Tower for Antenna               Leased (expires 04/01/2007)    N/A
                         Space on Main WBFF Tower for Transmission Disks    Leased (expires 04/01/2011)    N/A
                         Space on Main WBFF Tower for Receivers             Leased (expires 04/01/2012)    N/A
                         Space on Backup WBFF Tower for Antenna             Leased (expires 03/15/2000)    N/A

Milwaukee Market         WVTV Studio Site                                   Owned                          37,800
                         WVTV Transmitter Site Land                         Leased (expires 01/30/2030)    N/A
                         WVTV Transmitter Site Building                     Owned                          6,200
                         WCGV Studio Site                                   Owned                          22,296
                         WCGV Studio & Transmitter Site                     Leased (expires 12/31/2029)    N/A

Raleigh/Durham Mkt       WLFL/WRDC Studio Site                              Leased (expires 07/29/2021)    26,600
                         WLFL Tower Site Land                               Leased (expires 12/31/2018)    1,800

Columbus Market          WTTE Studio Site                                   Leased (expires 12/31/2002)    14,400
                         WTTE Office Space                                  Leased (expires 06/01/2003)    4,500
                         WTTE Tower Site                                    Leased (month to month)        1,000

Norfolk Market           WTVZ Studio Site                                   Leased (expires 07/31/2009)    15,000
                         Space on WHRD Tower                                Leased (expires 09/30/97)

Birmingham Market        WTTO Tower and Old WTTO Studio                     Owned                          9,500
                         WTTO Studio Site                                   Leased (expires 1/31/2016)     9,750
                         WABM Studio Site                                   Leased (expires 1/31/2016)     9,750

Flint/Saginaw/Bay        WSMH Studio & Office Site                          Owned                          13,800
City Market              WSMH Sales Office Site                             Leased (month to month)        525
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
                         WYZZ Transmitter Site -- tower, transmitter,       Owned                           N/A
                         building, & equipment

Oklahoma City            KOCB Studio & Office Site                          Owned                          12,000
Market                   KOCB Transmitter Site                              Owned                          Included above

Lexington Market         WDKY Studio & Office Site                          Leased (expires 12/31/2010)    12,000
                         WDKY Transmitter Site                              Owned                          2,900





                                                                                                           APPROXIMATE
                                                                                                            SIZE (SQ.
TELEVISION PROPERTIES                 TYPE OF FACILITY AND USE                   OWNED OR LEASED(A)           FEET)
-----------------------  -------------------------------------------------- ---------------------------- ---------------
Indianapolis Market      WTTV/WTTK Studio & Office Site (building)          Owned                             19,900
                         WTTV/WTTK Studio & Office Site (lot)               Owned                             18.5 acres
                         WTTV Transmitter Site                              Owned                             2,730
                         WTTK Transmitter Site                              Owned                             800
                         Bloomington microwave site                         Leased (expires 07/05/2077)       216

Sacramento Market        KOVR Studio & Office Site                          Owned                             42,600
                         KOVR Stockton Office Site                          Leased (expires 03/31/1999)       1,000
                         KOVR Transmitter Site                              50% Ownership                     N/A
                         KOVR Back-up Transmitter Site                      1/3 Ownership                     N/A
                         Mt  Oso Microwave Site                             Leased (month to month)           N/A
                         Volmer Peak Microwave Site                         Leased (expires 06/30/2000)       N/A
                         Downtown Sacramento Microwave Site                 Leased (expires 05/31/1999)       N/A
                         Elverta Microwave Site                             Leased (expires 07/31/1999)       N/A

San Antonio Market       KABB/KRRT Studio & Office Site                     Owned by KABB                     22,460
                         KABB/KRRT Transmitter building/tower               Owned                             1200/1200
                         KABB/KRRT Transmitter land                         Leased (expires 06/30/2007)       35.562 acres

Asheville/Spartanburg    WFBC/WLOS Studio & Office Site                     Owned by WLOS                     28,000
Market                   WLOS Transmitter tower, building, land             Leased (expires 12/31/2001)       N/A
                         WFBC Transmitter Site                              Owned by WFBC                     45 6 acres
                         WFBC/WAXA studio                                   Owned                             6,000

                         KDNL Studio & Office (Lot)                         Owned                             53,550
St  Louis Market         KDNL Studio & Office (building)                    Owned                             41,372
                         KDNL Transmitter Site (2 buildings)                Owned                             1,600 & 1,330

Des Moines Market        KDSM Studio & Office Site                          Leased (expired)                  13,000
                         KDSM Transmitter building/tower                    Owned                             2,000
                         KDSM Transmitter land                              Leased (expires 11/08/2034)       40 Acres

                                                                                                           APPROXIMATE
RADIO PROPERTIES         TYPE OF FACILITY AND USE                           OWNED OR LEASED(A)           SIZE (SQ. FEET)
-----------              -------------------------------------------------- ---------------------------- ---------------
Buffalo Market           WWKB/WKSE Studio & Office Site                     Leased (expires 09/30/1998)        5,000
                         WWKB/WKSE Office Site                              Leased (expires 09/30/1998)        5,200
                         WBEN/WMJQ Studio & Office Site                     Leased (expires 12/31/1998)        7,750
                         WBEN Transmitter Site                              Owned                              1,024
                         WWKB Transmitter Site                              Owned                              2,600
                         WMJQ Transmitter Site                              Leased (expires 12/31/1998)        825
                         WKSE Transmitter Site                              Owned                              6,722

Memphis Market           WJCE/WRVR/WOGY Studio & Office Site                Leased (expires 12/02/98)         10,000
                         WJCE Transmitter Site                              Leased (expires 03/27/2035)       2,262
                         WRVR Transmitter Site                              Leased (expires 12/31/2003)       169
                         WOGY Transmitter Site (on 4 5 acres)               Owned                             340


New Orleans Market       WWL/WSMB/WLMG/KMEZ
                         Studio & Office Site                               Leased (expires 08/31/2002)       11,553
                         WWL Transmitter Site                               Owned                             64.62 acres
                         WSMB Transmitter Site                              Owned                             3,600
                         WLMG Transmitter Site                              Leased (expires 10/27/2014)       N/A
                         KMEZ Transmitter Site                              Leased (expires 03/14/2001)       N/A

Nashville/Russellville   WLAC-AM / WLAC-FM / WJZC / Road Gang /IRN          Leased (expires 06/30/1999)       18,800
Market                   Studio & Office Site
                         WLAC-AM Transmitter Site                           Owned                             27.69 acres
                         WLAC-FM Transmitter Site                           1/3 Owned (3-way ownership)       18.12 acres
                         WJZC Transmitter Site (land)                       Leased (expires 09/27/2019)       400
                         WJZC Transmitter Site (tower & building)           Owned                             1,324

                                                                                               APPROXIMATE
RADIO PROPERTIES    TYPE OF FACILITY AND USE                  OWNED OR LEASED(A)             SIZE (SQ. FEET)
------------------  ----------------------------------       ------------------------       ----------------
Wilkes Barre/       WILK/WGBI/WGGY/WKRZ                      Leased (expires
   Scranton Market  Studio & Office Site                        12/31/1998)                 14,000
                                                             Leased (expires
                    WILK Transmitter Site                       08/31/1999)                  1,000
                                                             Leased (expires
                    WGBI Transmitter Site                       02/28/2000)                  1,000
                                                             Leased (expires
                    WGGY Transmitter Site                       02/28/2000)                    300
                    WKRZ Transmitter Site (building)               Owned                     4,052

St. Louis Market .  KPNT/WVRV Studio & Office Site                 Owned                     1,753
                    KPNT Transmitter Site                          Owned                      7450
                    WVRV Transmitter Site                          Owned                     7,278
                    WVRV back up building                          Owned                       240

Los Angeles Market  KBLA Studio & Office
                    Site-building                                  Owned                     6,000
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

                 1995                           High         Low
--------------------------------------        -------      ---------

Second Quarter (from June 13) ........      $     29.00   $    23.50
Third Quarter ........................            31.00        27.375
Fourth Quarter .......................            27.75        16.25

               1996                             High            Low
--------------------------------------          -------      ---------

First Quarter ........................      $     26.50   $    16.875
Second Quarter .......................            43.50        25.50
Third Quarter ........................            46.50        36.125
Fourth Quarter .......................            43.75        23.00




   As of April 7, 1997, there were approximately 66 stockholders of record of the common stock of the Company. This number does not include beneficial owners holding shares through nominee names. Based on information available to it, the Company believes it has more than 1,500 beneficial owners of its Class A Common Stock.

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

ITEM 6. SELECTED FINANCIAL DATA


   The selected consolidated financial data for the years ended December 31, 1992, 1993, 1994, 1995 and 1996 have been derived from the Company's audited Consolidated Financial Statements. The Consolidated Financial Statements for the years ended December 31, 1994, 1995 and 1996 are included elsewhere in this Form 10-K/A.

   The information below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements included elsewhere in this Form 10-K/A.

                         STATEMENT OF OPERATIONS DATA
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                   YEARS ENDED DECEMBER 31,
                                                 -----------------------------------------------------------
                                                    1992           1993          1994            1995          1996
                                                 ----------     ----------     ----------     ----------    ----------

Net broadcast revenues (a) ...................   $   61,081     $   69,532     $  118,611     $  187,934    $  346,459
Barter revenues ..............................        8,805          6,892         10,743         18,200        32,029
                                                 ----------     ----------     ----------     ----------    ----------
Total revenues ...............................       69,886         76,424        129,354        206,134       378,488
                                                 ----------     ----------     ----------     ----------    ----------
Operating expenses, excluding depreciation and
   amortization and special bonuses paid to
   executive officers ........................       32,993         32,295         50,545         80,446       167,765
Depreciation and amortization (b) ............       30,943         22,486         55,587         80,410       121,081
Amortization of deferred compensation ........           --             --             --             --           739
Special bonuses paid to executive officers ...           --         10,000          3,638             --            --
                                                 ----------     ----------     ----------     ----------    ----------
Broadcast operating income ...................        5,950         11,643         19,584         45,278        88,903
                                                 ----------     ----------     ----------     ----------    ----------
Interest and amortization of debt discount
   expense ...................................       12,997         12,852         25,418         39,253        84,314
Interest and other income ....................        1,207          2,131          2,447          4,163         3,478
                                                 ----------     ----------     ----------     ----------    ----------
Income (loss) before provision (benefit) for
   income taxes and extraordinary items ......   $   (5,840)    $      922     $   (3,387)    $   10,188    $    8,067
                                                 ==========     ==========     ==========     ==========    ==========
Net income (loss) ............................   $   (4,651)    $   (7,945)    $   (2,740)    $       76    $    1,131
                                                 ==========     ==========     ==========     ==========    ==========
OTHER DATA:
 Broadcast cash flow (c) .....................   $   28,019     $   37,498     $   67,519     $  111,124    $  189,216
 Broadcast cash flow margin (d) ..............         45.9%          53.9%          56.9%          59.1%         54.6%
 Operating cash flow (e) .....................   $   26,466     $   35,406     $   64,547     $  105,750    $  180,272
 Operating cash flow margin (d) ..............         43.3%          50.9%          54.4%          56.3%         52.0%
 After tax cash flow (f) .....................   $   15,865     $   23,725     $   42,223     $   65,460    $   92,500
 After tax cash flow margin (d) ..............         26.0%          34.1%          35.6%          34.8%         26.7%
 Program contract payments ...................   $   10,427     $    8,723     $   14,262     $   19,938    $   30,451
 Capital expenditures ........................   $      426     $      528     $    2,352     $    1,702    $   12,609
 Corporate expense ...........................   $    1,553     $    2,092     $    2,972     $    5,374    $    8,944

PER SHARE DATA:
 After tax cash flow per share (g) ...........   $     0.55     $     0.82     $     1.46     $     2.03    $     2.47
 Net income (loss) per share before
  extraordinary items ........................   $    (0.16)    $       --     $    (0.09)    $     0.15    $     0.03
 Net income (loss) per common share ..........   $    (0.16)    $    (0.27)    $    (0.09)    $       --    $     0.03

BALANCE SHEET DATA:
 Cash and cash equivalents ...................   $    1,823     $   18,036     $    2,446     $  112,450    $    2,341
 Total assets ................................   $  140,366     $  242,917     $  399,328     $  605,272    $1,707,297
 Total debt (h) ..............................   $  110,659     $  224,646     $  346,270     $  418,171    $1,288,147
 Total stockholders' equity (deficit) ........   $   (3,127)    $  (11,024)    $  (13,723)    $   96,374    $  237,253

----------

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

                              BROADCAST REVENUES
                            (DOLLARS IN THOUSANDS)

                                              YEARS ENDED DECEMBER 31,
                            -----------------------------------------------------------
                                    1994                1995                1996
                            ------------------- ------------------- -------------------
Local/regional
advertising...............  $ 67,881    48.6%   $104,299    47.5%   $199,029    49.4%
National advertising .....    69,374    49.6%    113,678    51.7%    191,449    47.6%
Network compensation .....       302     0.2%        442     0.2%      3,907     1.0%
Political advertising ....     1,593     1.1%        197     0.1%      6,972     1.7%
Production................       696     0.5%      1,115     0.5%      1,142     0.3%
                            ---------- -------- ---------- -------- ---------- --------
Broadcast revenues........   139,846   100.0%    219,731   100.0%    402,499   100.0%
                                       ========            ========            ========
Less: agency commissions .   (21,235)            (31,797)            (56,040)
                            ----------          ----------          ----------
Broadcast revenues, net ..   118,611             187,934             346,459
Barter revenues...........    10,743              18,200              32,029
                            ----------          ----------          ----------
Total revenues............  $129,354            $206,134            $378,488
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

   The following table sets forth certain operating data of the Company for the years ended December 31, 1994, 1995 and 1996:

                                OPERATING DATA
                            (DOLLARS IN THOUSANDS)

                                                                     YEARS ENDED DECEMBER 31,
                                                                 --------------------------------
                                                                    1994       1995       1996
                                                                 ---------- ---------- ----------
Net broadcast revenues.........................................  $118,611   $187,934   $346,459
Barter revenues................................................    10,743     18,200     32,029
                                                                 ---------- ---------- ----------
Total revenues.................................................   129,354    206,134    378,488
                                                                 ---------- ---------- ----------
Operating expenses, excluding depreciation and amortization
   and special bonuses paid to executive officers..............    50,545     80,446    167,765
Depreciation and amortization..................................    55,587     80,410    118,038
Amortization of deferred compensation..........................        --         --        739
Amortization of excess syndicated programming..................        --         --      3,043
Special bonuses to executive officers..........................     3,638         --         --
                                                                 ---------- ---------- ----------
Broadcast operating income.....................................  $  19,584  $ 45,278   $ 88,903
                                                                 ========== ========== ==========

BROADCAST CASH FLOW (BCF) DATA:
Television BCF (a).............................................  $ 67,519   $111,124   $175,212
Radio BCF (a)..................................................        --         --     14,004
                                                                 ---------- ---------- ----------
Consolidated BCF (a)...........................................  $ 67,519   $111,124   $189,216
                                                                 ========== ========== ==========

Television BCF margin..........................................     56.9%      59.1%      56.7%
Radio BCF margin...............................................       --         --       37.3%
Consolidated BCF margin........................................     56.9%      59.1%      54.6%

OTHER DATA:
Operating cash flow (b)........................................  $ 64,547   $105,750   $180,272
Operating cash flow margin.....................................      54.4%      56.3%      52.0%
After tax cash flow (c)........................................  $ 42,223   $ 65,460   $ 92,500
After tax cash flow per share (d)..............................  $   1.46   $   2.03   $   2.47
Program contract payments......................................  $ 14,262   $ 19,938   $ 30,451
Corporate expense..............................................  $  2,972   $  5,374   $  8,944

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

YEARS ENDED DECEMBER 31, 1996 AND 1995

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

   Interest expense increased to $39.3 million for the year ended December 31, 1995 from $25.4 million for the year ended December 31, 1994, or 54.7%. The major component of this increase in interest expense was increased borrowings under Company's existing bank credit facility, which is governed by an agreement with Chase Manhattan Bank, as Agent (the "Bank Credit Agreement") to finance the 1994 and 1995 Acquisitions. During August 1995, the Company issued $300 million of senior subordinated notes and used a portion of the net proceeds to repay outstanding indebtedness under the Bank Credit Agreement and the remainder provided an increase to the Company's cash balances of approximately $91.4 million. The interest expense related to these notes was approximately $10.0 million in 1995. This increase was partially offset by the application of the net proceeds of an offering of Class A Common Stock to reduce a portion of the indebtedness under the Bank Credit Agreement during June 1995. Interest expense was also reduced as a result of the application of net cash flow from operating activities to further decrease borrowings under the Bank Credit Agreement.

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

LIQUIDITY AND CAPITAL RESOURCES


   As of December 31, 1996, the Company had $2.3 million in cash balances, and current liabilities were in excess of current assets by approximately $5.9 million. The Company's decrease in cash to $2.3 million at December 31, 1996 from $112.5 million at December 31, 1995 primarily resulted from cash payments made relating to the 1996 Acquisitions and repayments of bank debt. As of March 31, 1997, approximately $178.5 million was available for borrowing under the Bank Credit Agreement. The Company is obligated to pay approximately $82.0 million to complete the acquisition of KUPN and expects to make this payment from borrowings under the Bank Credit Agreement and/or from proceeds of an offering of preferred securities consummated in March 1997. See "Item 1.
Business--1997 Acquisitions."


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

   The Company anticipates that funds from operations, existing cash balances and availability of the revolving credit facility under the Bank Credit Agreement will be sufficient to meet its working capital, capital expenditures and debt service requirements for the foreseeable future. However, to the extent such funds are not sufficient, the Company may need to incur additional indebtedness, refinance existing indebtedness or raise funds from the sale of additional equity. The Bank Credit Agreement and the indentures the ("Existing Indentures") relating to the Company's 10% Senior Subordinated Notes due 2003 (the "1993 Notes") and 10% Senior Subordinated Notes due 2005 (the "1995 Notes") restrict the incurrence of additional indebtedness and the use of proceeds of an equity issuance. In 1996, the Company filed a registration statement with the Securities and Exchange Commission with respect to the sale by the Company of 5,750,000 shares of Class A Common Stock. The Company has not yet made such an offering but continues to intend to make such an offering at such time as it believes market conditions warrant, but there can be no assurance as to the timing of such an offering or whether such an offering will in fact occur.

   In March 1997, the Company completed a private placement of $200 million aggregate liquidation value of 11 5/8 % High Yield Trust Offered Preferred Securities (the "Preferred Securities") of Sinclair Capital, a subsidiary trust of the Company. The Preferred Securities were issued March 12, 1997, and mature March 15, 2009. The Preferred Securities were sold to "qualified institutional buyers" (as defined in Rule 144A under the Securities Act of 1933, as amended) and a limited number of institutional "accredited investors." The Company utilized $135 million of the approximately $194 million net proceeds of the private offering to repay outstanding debt and retained the remainder for general corporate purposes, which may include acquisitions and repurchases of shares of the Company's Class A Common Stock. The Preferred Securities have not been registered under the Securities Act of 1933, as amended, or any state securities or blue sky laws and may not be offered or sold in the United States or in any state thereof absent registration or an applicable exemption from the registration requirements of such laws.

INCOME TAXES

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

         NAME           AGE                       TITLE
---------------------  ----- -----------------------------------------------
David D. Smith.......  46    President, Chief Executive Officer, Director
                             and Chairman of the Board
Frederick G. Smith ..  47    Vice President and Director
J. Duncan Smith......  43    Vice President, Secretary and Director
Robert E. Smith......  33    Vice President, Treasurer and Director
David B. Amy.........  44    Chief Financial Officer
Barry Drake..........  45    Chief Operating Officer, SCI Radio
Alan B. Frank........  46    Regional Director, SCI
Michael Granados ....  42    Regional Director, SCI
Steven M. Marks......  40    Regional Director, SCI
John T. Quigley......  53    Regional Director, SCI
Frank Quitoni........  52    Regional Director, SCI
M. William Butler ...  44    Vice President/Group Program Director, SCI
Michael Draman.......  48    Vice President/TV Sales and Marketing, SCI
Stephen A. Eisenberg.  55    Vice President/Director of National Sales, SCI
Delbert R. Parks, III  44    Director of Operations and Engineering, SCI
Robert E. Quicksilver  41    General Counsel, SCI
Thomas E. Severson ..  33    Corporate Controller
Michael E. Sileck ...  36    Vice President/Finance, SCI
Robin A. Smith.......  40    Chief Financial Officer, SCI Radio
Patrick J. Talamantes  32    Director of Corporate Finance
William E. Brock ....  66    Director
Lawrence E. McCanna .  53    Director
Basil A. Thomas......  81    Director

   In addition to the foregoing, the following persons have agreed to serve as executive officers and/or directors of the Company as soon as permissible under the rules of the FCC and applicable laws.

        NAME           AGE                       TITLE
--------------------  ----- ----------------------------------------------
Barry Baker.........  44    Executive Vice President of the Company,
                            Chief Executive Officer of SCI and Director
Kerby Confer........  56    Chief Executive Officer, SCI Radio
Roy F. Coppedge, III  48    Director

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

SUMMARY COMPENSATION TABLE

                                                                           LONG-TERM
                                            ANNUAL COMPENSATION           COMPENSATION
                                                                           SECURITIES
               NAME AND                                                    UNDERLYING        ALL OTHER
          PRINCIPAL POSITION            YEAR    SALARY    BONUS(a)     OPTIONS GRANTED (#) COMPENSATION(b)
-------------------------------------  ------ ---------- ----------- --------------------- ---------------
David D. Smith,
President and Chief Executive Officer  1996   $767,308   $  317,913            --          $ 6,748
                                       1995    450,000      343,213            --            4,592
                                       1994    317,913    1,300,000            --            3,841
Frederick G. Smith,
Vice President.......................  1996    260,000      233,054            --            6,704
                                       1995    260,000      258,354            --           20,361
                                       1994    233,054      900,000            --           18,960
J. Duncan Smith,
Secretary............................  1996    270,000      243,485            --           18,494
                                       1995    270,000      268,354            --           21,467
                                       1994    243,485      900,000            --           16,418
Robert E. Smith,
Treasurer............................  1996    250,000      233,054            --            6,300
                                       1995    250,000      258,354            --            4,592
                                       1994    233,054      900,000            --           13,238
David B. Amy,
Chief Financial Officer..............  1996    173,582       31,000        25,000            7,766
                                       1995    132,310       20,000         7,500            7,868
                                       1994    122,400       20,000            --            5,011

----------
   (a) The bonuses reported in this column represent amounts awarded and paid during the fiscal years noted but relate to the fiscal year immediately prior to the year noted. In addition, David D. Smith and David B. Amy have received $98,224 and $50,000, respectively, in 1997 with respect to 1996.

   (b) All other compensation consists of income deemed received for personal use of Company-leased automobiles, the Company's 401 (k) contribution, life insurance and long-term disability coverage.

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

STOCK OPTIONS

   The following table sets forth information concerning each grant of stock options made during 1996 to each of the Named Executive Officers:

                                                                              VALUE OF
                                                                               OPTIONS
                      NUMBER OF     PERCENT OF                               AT DATE OF
                     SECURITIES   TOTAL OPTIONS                                 GRANT
                     UNDERLYING     GRANTED TO     EXERCISE                BASED ON BLACK-
                       OPTIONS     EMPLOYEES IN     PRICE     EXPIRATION   SCHOLES OPTION
       NAME          GRANTED(#)    FISCAL YEAR    PER SHARE      DATE       PRICING MODEL
------------------  ------------ --------------- ----------- ------------ ----------------
David D. Smith ...         --           --%      $      --             --     $        --
Frederick G. Smith         --           --              --             --              --
J. Duncan Smith ..         --           --              --             --              --
Robert E. Smith ..         --           --              --             --              --
David B. Amy......     10,000            *           37.75      5/31/2006         160,419
                       15,000            *           30.11      5/31/2006         287,319

----------
   * Less than one percent.

   The following table shows the number of stock options exercised during 1996 and the 1996 year-end value of the stock options held by the Named Executive
Officers:

                                    NUMBER OF
                                                     SECURITIES UNDERLYING          VALUE OF UNEXERCISED
                          SHARES                      UNEXERCISED OPTIONS          "IN-THE-MONEY" OPTIONS
                         ACQUIRED       VALUE        AT DECEMBER 31, 1996          AT DECEMBER 31, 1996(A)
        NAME           ON EXERCISE    REALIZED    EXERCISABLE   UNEXERCISABLE  EXERCISABLE    UNEXERCISABLE
-------------------  --------------- ---------- -------------  --------------  -----------    --------------
David D. Smith  ...    --            $  --               --             --        $  --         $       --
Frederick G. Smith     --               --               --             --           --                 --
J. Duncan Smith  ..    --               --               --             --           --                 --
Robert E. Smith  ..    --               --               --             --           --                 --
David B. Amy ......    --               --            3,750         28,750           --             37,500

----------
(a) An "In-the-Money" option is an option for which the option price of the underlying stock is less than the market price at December 31, 1996, and all of the value shown reflects stock price appreciation since the granting of the option.

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

   In connection with the River City Acquisition, the Company entered into an employment agreement (the "Baker Employment Agreement") with Barry Baker pursuant to which Mr. Baker will become President and Chief Executive Officer of SCI and Executive Vice President of the Company at such time as Mr. Baker is able to hold those positions consistent with applicable FCC regulations. Until such time as Mr. Baker is able to become an officer of the Company, he serves as a consultant to the Company pursuant to a consulting agreement and receives compensation that he would be entitled to as an officer under the Baker Employment Agreement. While Mr. Baker acts as consultant to the Company he will not direct employees of Sinclair in the operation of its television stations and will not perform services relating to any shareholder, bank financing or regulatory compliance matters with respect to the Company. In addition, Mr. Baker will remain the Chief Executive Officer of River City and will devote a substantial amount of his business time and energies to those services. Pursuant to the Baker Employment Agreement, Mr. Baker receives a base salary of approximately $1,056,000 per year, subject to annual increases of 7-1/2% January 1 each year beginning January 1, 1997. Mr. Baker is also entitled to receive a bonus equal to 2% of the amount by which the Broadcast Cash Flow (as defined in the Baker Employment Agreement) of SCI for a year exceeds the Broadcast Cash Flow for the immediately preceding year. Pursuant to the Baker Employment Agreement, Mr. Baker has received options to acquire 1,382,435 shares of the Class A Common Stock (or 3.33% of the common equity of Sinclair determined on a fully diluted basis). The option became exercisable with respect to 50% of the shares upon closing of the River City Acquisition, and becomes exercisable with respect to 25% of the shares on the first anniversary of the closing of the River City Acquisition, and 25% on the second anniversary of the River City Acquisition. The exercise price of the option is approximately $30.11 per share. The term of the Baker Employment Agreement extends until May 31, 2001, and is automatically extended to the third anniversary of any Change of Control (as defined in the Baker Employment Agreement). If the Baker Employment Agreement is terminated as a result of a Series B Trigger Event (as defined below), then Mr. Baker shall be entitled to a termination payment equal to the amount that would have been paid in base salary for the remainder of the term of the agreement plus bonuses that would be paid for such period based on the average bonus paid to Mr. Baker for the previous three years, and all options shall vest immediately upon such termination. In addition, upon such a termination, Mr. Baker shall have the option to purchase from the Company for the fair market value thereof either (i) all broadcast operations of Sinclair in the St. Louis, Missouri DMA or (at the option of Mr. Baker) the Asheville-Greenville-

Spartanburg, South Carolina DMA or (ii) all of the Company's radio broadcast operations. Mr. Baker shall also have the right following such a termination to receive quarterly payments (which may be paid either in cash or, at the Company's option, in additional shares of Class A Common Stock) equal to 5.00% of the fair market value (on the date of each payment) of all stock options and common stock issued pursuant to exercise of such stock options or pursuant to payments of this obligation in shares and held by him at the time of such payment (except that the first such payment shall be 3.75% of such value). The fair market value of unexercised options for such purpose shall be equal to the market price of underlying shares less the exercise price of the options. Following termination of Mr. Baker's employment agreement, the Company shall have the option to purchase the options and shares from Mr. Baker at their market value. A "Series B Trigger Event" means the termination of Barry Baker's employment with the Company prior to the expiration of the initial five-year term of his employment agreement (i) by the Company for any reason other than "for cause" (as defined in the Baker Employment Agreement) or (ii) by Barry Baker under certain circumstances, including (a) on 60 days' prior written notice given at any time within 180 days following a Change of Control (as defined in the Baker Employment Agreement); (b) if Mr. Baker is not elected (and continued) as a director of Sinclair or SCI, as President and Chief Executive Officer of SCI or as Executive Vice President of Sinclair, or Mr. Baker shall be removed from any such board or office; (c) upon a material breach by Sinclair or SCI of the Baker Employment Agreement which is not cured; (d) if there shall be a material diminution in Mr. Baker's authority or responsibility, or certain of his economic benefits are materially reduced, or Mr. Baker shall be required to work outside Baltimore; or (e) the effective date of his employment as contemplated by clause (b) shall not have occurred by August 31, 1997. Mr. Baker cannot be appointed to such positions with the Company or SCI until the Company or SCI takes certain actions with respect to WTTV and WTTK in Indianapolis or in Columbus.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

   Other than as follows, no Named Executive Officer is a director of a corporation that has a director or executive officer who is also a director of the Company. Each of David D. Smith, Frederick G. Smith, J. Duncan Smith and Robert E. Smith (the "Controlling Stockholders") (all of whom are directors of the Company and Named Executive Officers) is a director and/or executive officer of each of various other corporations controlled by the Controlling Stockholders.

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


                                     SHARES OF CLASS B     SHARES OF SERIES B     SHARES OF CLASS A    PERCENT OF
                                        COMMON STOCK         PREFERRED STOCK         COMMON STOCK        TOTAL
                                     BENEFICIALLY OWNED    BENEFICIALLY OWNED     BENEFICIALLY OWNED     VOTING
                                     ------------------   -------------------     ------------------
              NAME                 NUMBER      PERCENT     NUMBER   PERCENT     NUMBER       PERCENT    POWER (A)
           ---------              --------     --------   --------  -------    --------     --------   ----------
David D. Smith (b)................   7,249,999    26.0%                           7,259,999   51.2%      25.0%
Frederick G. Smith (b)(c).........   6,864,944    24.6%                           6,868,944   49.8%      23.7%
J. Duncan Smith (b)(d)............   6,999,994    25.1%                           6,999,994   50.3%      24.2%
Robert E. Smith (b)(e)............   6,735,644    24.2%                           6,735,644   49.4%      23.3%
David B. Amy (f)..................                                                   34,700     *          *
Basil A. Thomas...................                                                    2,000     *          *
Lawrence E. McCanna...............                                                      300     *          *
William E. Brock..................                                                    2,500     *          *
Barry Baker (g)(h)................                           72,016     6.3%      1,644,311   19.2%        *
Putnam Investments, Inc...........                                                2,175,000   31.5%        *
 One Post Office Square
 Boston, Massachusetts 02109  .....
T. Rowe Price Associates, Inc.
(i)...............................                                                  425,000    6.1%        *
 100 East Pratt Street Baltimore,
 Maryland 21202
FMR Corp..........................                                                  593,400    8.6%        *
 82 Devenshire Street
 Boston, Massachusetts 02109
Better Communications, Inc. (h) ..                          134,858    11.8%        490,883    6.6%        *
 1215 Cole Street
 St. Louis, Missouri 63106
BancBoston Investments (h)  ......                          150,335    13.2%        547,219    7.3%        *
 150 Royal Street
 Canton, Massachusetts 02021
Pyramid Ventures, Inc. (h)  ......                          152,995    13.4%        556,902    7.4%        *
 1215 Cole Street
 St. Louis, Missouri 63106
Boston Ventures Limited
Partnership IV (h)................                          253,800    22.3%        923,832   11.8%        *
 21 Custom House Street
 10th Floor
 Boston, Massachusetts 02110  .....
Boston Ventures Limited
Partnership IVA (h) ..............                          142,745    12.5%        519,592    7.0%        *
 21 Custom House Street
 10th Floor
 Boston, Massachusetts 02110 .....
All directors and executive
 officers as a group (8 persons)..  27,850,581   100.0%          --      --      27,904,081   80.2%      96.2%

----------
   * Less than 1%

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

(i) These securities are owned by various individual and institutional investors to which T. Rowe Price Associates, Inc. ("Price Associates") serves as investment advisor with power to direct investments and/or sole voting power to vote the securities. For purposes of the reporting requirements of the Securities Exchange Act of 1934, Price Associates is deemed to be a beneficial owner of such securities; however, Price Associates expressly disclaims that it is, in fact, beneficial owner of such securities. .

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

   There have been, and the Company expects that in the future there will be, transactions between the Company and Glencairn. Glencairn is the owner-operator and FCC licensee of WNUV in Baltimore, WVTV in Milwaukee, WRDC in Raleigh/Durham and WABM in Birmingham. The Company has entered into LMAs with Glencairn relating to WNUV, WVTV, WRDC and WABM pursuant to which the Company provides programming to Glencairn for airing on WNUV, WVTV, WRDC and WABM, respectively, during the hours of 6:00 a.m. to 2:00 a.m. each day and has the right to sell advertising during this period, all in exchange for the payment by the Company to Glencairn of a monthly fees totaling $446,000.

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

RIVER CITY TRANSACTIONS

   Roy F. Coppedge, who will become a director of the Company upon satisfaction of certain conditions, and Barry Baker, who will become a director and executive officer of the Company as soon as permissible under the rules of the FCC and applicable laws, each have a direct or indirect equity interest in River City Partners, L.P. Therefore, Messrs. Coppedge and Baker have an interest in the River City Acquisition, which is described above in "Business--Broadcasting Acquisition Strategy." During 1996, the Company made LMA payments of $1.4 million to River City. In September 1996, the Company entered into a five-year agreement with River City pursuant to which River City will provide to the Company certain production services. Pursuant to this agreement, River City will provide certain services to the Company in return for an annual fee of $416,000, subject to certain adjustments on each anniversary date.

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


HERITAGE AUTOMOTIVE GROUP


   In January, 1997, David D. Smith, the Company's President and Chief Executive Officer and one of the Controlling Shareholders, made a substantial investment in, and became a member of the board of directors of, Summa Holdings, Ltd. which, through wholly owned subsidiaries, owns the Heritage Auto motive Group ("Heritage") and Allstate Leasing ("Allstate"). Mr. Smith is not an officer, nor does he actively participate in the management, of Summa Holdings, Ltd., Heritage, or Allstate. Heritage owns and operates new and used car dealerships in the Baltimore metropolitan area. Allstate owns and operates an automobile and equipment leasing business with offices in the Baltimore, Richmond, Houston, and Atlanta metropolitan areas. The Company sells Heritage and Allstate advertising time on WBFF and WNUV, the television stations operated by the Company serving the Baltimore DMA. The Company believes that the terms of the transactions between the Company and Heritage and the Company and Allstate are and will be comparable to those prevailing in similar transactions with or involving unaffiliated parties.

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


                                                               PAGE
                                                              ------
Index to Schedules..........................................  S-1
Report of Arthur Andersen LLP, Independent Public
Accountants.................................................  S-2
Schedule II - Valuation and Qualifying Account..............  S-3


   All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements of the notes thereto.

   (a) (3) Index to Exhibits

   EXHIBIT
   NUMBER                                               DESCRIPTION
   ------                                               ------------
3.1           Amended and Restated Certificate of Incorporation (1)

3.2           By-laws (2)

4.2           Indenture,  dated as of December 9, 1993, among Sinclair Broadcast
              Group,  Inc.,  its  wholly-owned   subsidiaries  and  First  Union
              National Banks of North Carolina, as trustee. (2)

4.2           Indenture,  dated as of August 28, 1995, among Sinclair  Broadcast
              Group,  Inc., its wholly-owned  subsidiaries and the United States
              Trust Company of New York as trustee. (2)

10.1          Asset Purchase Agreement dated as of April 10, 1996 by and between
              River City  Broadcasting,  L.P. as seller and  Sinclair  Broadcast
              Group, Inc. as buyer dated as of April 10, 1996. (3)

10.2          Option  Agreement,  dated as of April 10, 1996, by and among River
              City Broadcasting,  L.P., as sellers and Sinclair Broadcast Group,
              Inc. dated as of April 10, 1996. (3)

10.3          Modification Agreement , dated as of April 10, 1996,by and between
              River City Broadcast Group, L.P. as seller, and Sinclair Broadcast
              Group, Inc. as buyer,  with reference to Asset Purchase  Agreement
              (3)

10.4          Stock  Option  Agreement  dated  April  10  1996,  by and  between
              Sinclair Broadcast Group, Inc. and Barry Baker.

10.5          Employment  Agreement,  dated as of April  10,  1996,  with  Barry
              Baker. (1)

10.6          Indemnification  Agreement, dated as of April 10, 1996, with Barry
              Baker. (1)

10.7          Time Brokerage  Agreement,  dated as of May 31, 1996, by and among
              Sinclair Communications,  Inc., River City Broadcasting,  L.P. and
              River City License  Partnership and Sinclair Broadcast Group, Inc.
              (1)

10.8          Registration  Rights  Agreement,  dated as of May 31, 1996, by and
              between   Sinclair   Broadcast   Group,   Inc.   and  River   City
              Broadcasting, L.P. (1)

10.9          Time  Brokerage  Agreement,  dated as of  August 3,  1995,  by and
              between  River  City   Broadcasting,   L.P.  and  KRRT,  Inc.  and
              Assignment  and Assumption  Agreement  dated as of May 31, 1996 by and among KRRT, Inc., River City Broadcasting, L.P. and KABB, Inc.
              (as Assignee of Sinclair Broadcast Group, Inc.). (1)

10.10 Loan Agreement, dated as of July 7, 1995, by and between Keymarket of South Carolina, Inc. and River City Broadcasting, L.P. and
              First Amendment to Loan Agreement dated as of May 24, 1996. (1)

10.11 Option Agreement, dated as of July 7, 1995, by and among Keymarket of South Carolina, Kerby E. Confer and River City Broadcasting,
              L.P. (1)

10.12         Letter  Agreement,   dated  August  20,  1996,   between  Sinclair
              Broadcast  Group,  Inc.,  River City  Broadcasting,  L.P.  and Fox
              Broadcasting Company. (4)

10.13         Asset Purchase  Agreement,  dated January 31, 1997, by and between
              Channel 21, L.P. and KUPN, Inc.*

10.14 Promissory Note, dated as of May 17, 1990, in the principal amount of $3,000,000 among David D. Smith, Frederick G. Smith, J. Duncan
              Smith and  Robert E.  Smith (as  makers)  and  Sinclair  Broadcast
              Group, Inc., Channel 63, Inc.,  Commercial Radio Institute,  Inc.,
              WTTE, Channel 28, Inc. and Chesapeake Television, Inc. (as holders). (5)

10.15 Term Note, dated as of September 30, 1990, in the principal amount of $7,515,000 between Sinclair Broadcast Group, Inc. (as borrower) and Julian S. Smith (as lender). (6)




   EXHIBIT
   NUMBER                                               DESCRIPTION
   ------                                              -----------
10.16         Replacement  Term  Note  dated  as of  September  30,  1990 in the principal amount of $6,700,000  between Sinclair  Broadcast Group,
              Inc. (as borrower) and Carolyn C. Smith (as lender) (2)

10.17 Note dated as of September 30, 1990 in the principal amount of $1,500,000 between Frederick G. Smith, David D. Smith, J. Duncan
              Smith and Robert E. Smith (as  borrowers  and  Sinclair  Broadcast
              Group, Inc. (as lender) (5)

10.18 Amended and Restated Note dated as of June 30, 1992 in the principal amount of $1,458,489 between Frederick G. Smith, David
              D. Smith,  J. Duncan Smith and Robert E. Smith (as  borrowers) and
              Sinclair Broadcast Group, Inc. (as lender) (5)

10.19 Term Note dated August 1, 1992 in the principal amount of $900,000 between Frederick G. Smith, David D. Smith, J. Duncan Smith and
              Robert E. Smith (as  borrowers) and  Commercial  Radio  Institute,
              Inc. (as lender) (5)

10.20         Management  Agreement  dated as of January 6, 1992 between  Keyser
              Communications, Inc. and WPGH,Inc. (5)

10.21 Promissory Note dated as of December 28, 1986 in the principal amount of $6,421,483.53 between Sinclair Broadcast Group, Inc. (as maker) and Frederick H. Himes, B. Stanley Resnick and Edward A.
              Johnston (as representatives for the holders) (5)

10.22         Term  Note  dated as of March 1, 1993 in the  principal  amount of
              $6,559,000  between  Julian S.  Smith  and  Carolyn  C.  Smith (as
              makers-borrowers)   and  Commercial  Radio  Institute,   Inc.  (as
              holder-lender) (5)

10.23         Restatement  of Stock  Redemption  Agreement by and among Sinclair
              Broadcast  Group,  Inc. and  Chesapeake  Television,  Inc., et al.
              dated June 19, 1990 (5)

10.24         Corporate  Guaranty  Agreement  dated as of September  30, 1990 by
              Chesapeake  Television,  Inc., Commercial Radio, Inc., Channel 63,
              Inc. and WTTE, Channel 28, Inc. (as guarantors) to Julian S. Smith and Carolyn C. Smith (as lenders) (5)

10.25         Security  Agreement  dated as of September 30, 1990 among Sinclair
              Broadcast Group, Inc.,  Chesapeake  Television,  Inc.,  Commercial
              Radio Institute, Inc., WTTE, Channel 28, Inc. and Channel 63, Inc.
              (as  borrowers  and  subsidiaries  of the  borrower) and Julian S.
              Smith and Carolyn C. Smith (as lenders) (5)

10.26         Term Note dated as of September 22, 1993, in the principal  amount of $1,900,000 between Gerstell Development Limited Partnership (as
              maker-borrower)   and   Sinclair   Broadcast   Group,   Inc.   (as
              holder-lender) (5)

10.27         Second Amended and Restated Credit Agreement,  dated as of May 31,
              1996,  by  and  among  Sinclair  Broadcast  Group,  Inc.,  Certain
              Subsidiary  Guarantors,  Certain  Lenders and the Chase  Manhattan
              Bank as Agent (1)

10.28 Amendment No. 1 dated as of July 24, 1996 to the Second Amended and Restated Credit Agreement dated as of May 31, 1996 by and among Sinclair Broadcast, Inc., Certain Subsidiary Guarantors,
              Certain Lenders and the Chase Manhattan Bank as Agent

10.29 Amendment No. 2 dated as of October 16, 1996 to the Second Amended and Restated Credit Agreement dated as of May 31, 1996 by and among Sinclair Broadcast, Inc., Certain Subsidiary Guarantors,
              Certain Lenders and the Chase Manhattan Bank as Agent

10.30         Amendment  No.  3 dated  as of  December  18,  1996 to the  Second
              Amended and Restated Credit Agreement dated as of May 31, 1996 by and among Sinclair Broadcast, Inc., Certain Subsidiary Guarantors,
              Certain Lenders and the Chase Manhattan Bank as Agent

10.31         Amendment  No.  4 dated  as of  February  20,  1997 to the  Second
              Amended and Restated Credit Agreement dated as of May 31, 1996 by and among Sinclair Broadcast, Inc., Certain Subsidiary Guarantors,
              Certain Lenders and the Chase Manhattan Bank as Agent




   EXHIBIT
   NUMBER                                               DESCRIPTION
   ------                                               ------------

10.32         Incentive Stock Option Plan for Designated Participants (2)

10.33         Incentive Stock Option Plan of Sinclair Broadcast Group, Inc. (2)

10.34         First  Amendment  to  Incentive  Stock  Option  Plan  of  Sinclair
              Broadcast Group, Inc., adopted April 10, 1996

10.35         Second  Amendment  to  Incentive  Stock  Option  Plan of  Sinclair
              Broadcast Group, Inc., adopted May 31, 1996

10.36         1996 Long Term Incentive Plan of Sinclair Broadcast Group, Inc.

10.37         Employment Agreement by and between Sinclair Broadcast Group, Inc.
              Robert E. Smith, dated as of June 12, 1995

10.38         Employment Agreement by and between Sinclair Broadcast Group, Inc.
              and J. Duncan Smith, dated as of June 12, 1995

10.39         Employment Agreement by and between Sinclair Broadcast Group, Inc.
              and Frederick G. Smith, dated as of June 12, 1995

10.40         Employment Agreement by and between Sinclair Broadcast Group, Inc.
              and David D. Smith, dated as of June 12, 1995

10.41         Common  Stock  Option  dated as of August 26,  1994 by and between
              Communications  Corporation  of America (as optionee) and Sinclair
              Broadcast Group, Inc. (as optionor) (2)

10.42 Common Non-Voting Capital Stock Option dated as of May 3, 1995 by and between Sinclair Broadcast Group, Inc. and William Richard
              Schmidt, as trustee (2)

10.43 Common Non-Voting Capital Stock Option dated as of May 3, 1995 by and between Sinclair Broadcast Group, Inc. and C. Victoria
              Woodward, as trustee (2)

10.44 Common Non-Voting Capital Stock Option dated as of May 3, 1995 by and between Sinclair Broadcast Group, Inc. and Dyson Ehrhardt, as trustee (2)

10.45 Common Non-Voting Capital Stock Option dated as of May 3, 1995 by and between Sinclair Broadcast Group, Inc. and Mark Knobloch, as trustee (2)

10.46         Agreement and Plan of Merger of Keyser  Communications,  Inc. into
              Sinclair  Broadcast Group,  Inc. dated May 4, 1995 and Articles of
              Merger dated May 4, 1995 (2)

10.47         Amended and Restated Asset Purchase Agreement by and between River
              City  Broadcasting,  L.P. and Sinclair Broadcast Group, Inc. dated as of April 10, 1996 and  amended and  restated as of May 31, 1996
              (7)

10.48         Group I Option  Agreement  by and among  River City  Broadcasting,
              L.P. and Sinclair  Broadcast Group,  Inc. dated as of May 31, 1996
              (7)

10.49         Columbus  Option  Agreement by and among River City  Broadcasting,
              L.P. and River City  License  Partnership  and Sinclair  Broadcast
              Group, Inc. dated as of May 31, 1996 (7)

10.50         Option  Agreement  dated as of May 24, 1994 between Kansas City TV
              62 Limited Partnership and the Individuals Named Herein, on Behalf of an Entity To Be Formed (1)

10.51         Option  Agreement  dated as of May 24, 1994 between  Cincinnati 64
              Limited Partnership and the Individuals Named Herein, on Behalf of an Entity To Be Formed (1)

10.52         Stock Purchase  Agreement dated as of March 1, 1996 by and between
              Sinclair  Broadcast  Group,  Inc. and The Stockholders of Superior
              Communications Group, Inc. (1)

10.53 Asset Purchase Agreement dated as of January 16, 1996 by and between Bloomington Comco, Inc. And WYZZ, Inc. (1)

10.54         Asset Purchase  Agreement dated as of June 10, 1996 by and between
              WTTE,  Channel 28, Inc. and WTTE,  Channel 28  Licensee,  Inc. and
              Glencairn, Ltd. (1)

10.55         Asset Purchase Agreement dated April 10, 1996 by and between KRRT,
              Inc. and SBGI, Inc. (8)

10.56 Agreememt for the purchase of assets dated as of January 16, 1996 and escrow agreement dated as of January 16, 1996 between Bloomington Comco, Inc. and Sinclair Broadcast Group (6)

                                       55

10.57         Stock  Purchase  Agreement  dated as of March 1, 1996 by and among
              Sinclair  Broadcast  Group,  Inc.  and PNC Capital  Corp.,  Primus
              Capital Fund II, Ltd., Albert M. Holtz,  Perry A. Sook, Richard J.
              Roberts,  George F.  Boggs,  Albert M.  Holtz,  as Trustee for the
              Irrevocable Deed of Trust for Tara Ellen Holtz,  dated December 6,
              1994, and Albert M. Holtz as trustee for the Irrevocable Deed of Trust for Meghan Ellen Holtz, dated December 6, 1994 (6)

10.58         Primary  Television  Affiliation  Agreement  dated as of March 24,
              1997 by and among American  Broadcasting  Companies,  Inc.,  River
              City Broadcasting, L.P. and Chesapeake Television, Inc.**

10.59         Primary  Television  Affiliation  Agreement  dated as of March 24,
              1997 by and among American  Broadcasting  Companies,  Inc.,  River
              City Broadcasting, L.P. and WPGH, Inc. **


11            Computation of Earnings Per Share

12            Computation of Ratio of Earnings to Fixed Charges

21            Subsidiaries of the Company

23            Consent of Independent Public Accountants

27            Financial Data Schedule

----------

 *   Previously filed.
**   To be filed by amendment.

(1) Incorporated by reference from the Company's Report on Form 10-Q for the quarterly period ended June 30, 1996

(2) Incorporated by reference from the Company's Registration Statement on Form S-1, No. 33-90682

(3) Incorporated by reference from the Company's Report on Form 10-Q for the quarterly period ended March 31, 1996

(4) Incorporated by reference from the Company's Report on Form 10-Q for the quarterly period ended September 30, 1996.

(5) Incorporated by reference from the Company's Registration Statement on Form S-1, No. 33-69482

(6) Incorporated by reference from the Company's Report on Form 10-K for the annual period ended December 31, 1995.

(7) Incorporated by reference from the Company's Amended Current Report on Form 8-K/A, filed May 9, 1996.


(8) Incorporated by reference from the Company's Current Report on Form 8-K, filed May 17, 1996.

          (b) Reports on Form 8-K


   There were no reports on Form 8-K filed by the Registrant during the fourth quarter of the fiscal year ended December 31, 1996.

                                  SIGNATURES

   Pursuant to the requirements of Section 14 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereto duly authorized on April 4, 1997.

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

   Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on April 4, 1997.

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

    /s/ Basil A. Thomas      Director
-------------------------
    Basil A. Thomas

  /s/ Lawrence E. McCanna    Director
-------------------------
  Lawrence E. McCanna

   /s/ William E. Brock      Director
-------------------------
   William E. Brock


               SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES

                        INDEX TO FINANCIAL STATEMENTS

                                                                                           PAGE
                                                                                      -------------
SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
 Report of Independent Public Accountants................................................  F-2
 Consolidated Balance Sheets as of December 31, 1995 and 1996............................  F-3
 Consolidated Statements of Operations for the Years Ended December 31, 1994, 1995 and
  1996...................................................................................  F-4
 Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1994
  1995 and 1996..........................................................................  F-5
 Consolidated Statements of Cash Flows for the Years Ended December 31, 1994, 1995 and
  1996...................................................................................  F-6, F-7
 Notes to Consolidated Financial Statements .............................................  F-8


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


                                                           ARTHUR ANDERSEN LLP
Baltimore,  Maryland,
February 7, 1997, except for Note 19,
as to which the date is March 12, 1997

               SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                                                            AS OF DECEMBER 31,
                                                                                         -----------------------
                                                                                            1995        1996
                                                                                         ---------- ------------
                                     ASSETS
CURRENT ASSETS:
 Cash, including cash equivalents of $108,720 and $-0-, respectively...................  $112,450   $    2,341
 Accounts receivable, net of allowance for doubtful accounts of $1,066 and $2,472,
  respectively.........................................................................    50,022      112,313
 Current portion of program contract costs.............................................    18,036       44,526
 Prepaid expenses and other current assets.............................................     1,972        3,704
 Deferred barter costs.................................................................     1,268        3,641
 Deferred tax assets ..................................................................     4,565        1,245
                                                                                         ---------- ------------
  Total current assets.................................................................   188,313      167,770
PROGRAM CONTRACT COSTS, less current portion...........................................    19,277       43,037
LOANS TO OFFICERS AND AFFILIATES.......................................................    11,900       11,426
PROPERTY AND EQUIPMENT, net............................................................    42,797      154,333
NON-COMPETE AND CONSULTING AGREEMENTS, net of accumulated amortization of $34,000 and
 $54,236, respectively.................................................................    30,379       10,193
DEFERRED TAX ASSET.....................................................................    16,462           --
OTHER ASSETS...........................................................................    27,355       64,235
ACQUIRED INTANGIBLE BROADCASTING ASSETS, net of accumulated amortization of $49,746
 and $85,155, respectively.............................................................   268,789    1,256,303
                                                                                         ---------- ------------
 Total Assets..........................................................................  $605,272   $1,707,297
                                                                                         ========== ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
 Accounts payable......................................................................  $  2,187   $   11,886
 Income taxes payable..................................................................     3,944          730
 Accrued liabilities...................................................................    20,720       35,030
 Current portion of long-term liabilities-
  Notes payable and commercial bank financing..........................................     1,133       62,144
  Capital leases payable...............................................................       524           44
  Notes and capital leases payable to affiliates.......................................     1,867        1,774
  Program contracts payable............................................................    26,395       58,461
 Deferred barter revenues..............................................................     1,752        3,576
                                                                                         ---------- ------------
  Total current liabilities............................................................    58,522      173,645
LONG-TERM LIABILITIES:
 Notes payable and commercial bank financing...........................................   400,644    1,212,000
 Capital leases payable................................................................        44           --
 Notes and capital leases payable to affiliates........................................    13,959       12,185
 Program contracts payable.............................................................    30,942       56,194
 Deferred tax liability................................................................        --          463
 Other long-term liabilities...........................................................     2,442        2,739
                                                                                         ---------- ------------
  Total liabilities....................................................................   506,553    1,457,226
                                                                                         ---------- ------------
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES.........................................     2,345        3,880
                                                                                         ---------- ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Preferred stock, $.01 par value, 5,000,000 and 10,000,000 shares authorized and -0-
  and 1,138,318 issued and outstanding.................................................        --           11
 Class A Common stock, $.01 par value, 35,000,000 and 100,000,000 shares authorized and
  5,750,000 and 6,911,880 shares issued and outstanding, respectively..................        58           70
 Class B Common stock, $.01 par value, 35,000,000 shares authorized and 29,000,000 and
  27,850,581 shares issued and outstanding.............................................       290          279
 Additional paid-in capital............................................................   116,089      231,170
 Accumulated deficit...................................................................   (20,063)     (18,932)
 Additional paid-in captial-- equity put options.......................................        --        8,938
 Additional paid-in capital -- stock options...........................................        --       25,784
 Deferred compensation.................................................................        --       (1,129)
                                                                                         ---------- ------------
  Total stockholders' equity...........................................................    96,374      246,191
                                                                                         ---------- ------------
  Total Liabilities and Stockholders' Equity...........................................  $605,272   $1,707,297
                                                                                         ========== ============

                 The accompanying notes are an integral part of
                       these consolidated balance sheets.

               SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    1994          1995        1996
                                                                  ---------    ---------    ---------
REVENUES:
 Station broadcast revenues, net of agency commissions of
  $21,235, $31,797 and $56,040, respectively ..................   $ 118,611    $ 187,934    $ 346,459
 Revenues realized from station barter arrangements ...........      10,743       18,200       32,029
                                                                  ---------    ---------    ---------
  Total revenues ..............................................     129,354      206,134      378,488
                                                                  ---------    ---------    ---------
OPERATING EXPENSES:
 Program and production .......................................      15,760       28,152       66,652
 Selling, general and administrative ..........................      25,578       36,174       75,924
 Expenses realized from station barter arrangements ...........       9,207       16,120       25,189
 Amortization of program contract costs and net realizable
  value adjustments ...........................................      22,360       29,021       47,797
 Amortization of deferred compensation ........................          --           --          739
 Depreciation and amortization of property and equipment ......       3,841        5,400       11,711
 Amortization of acquired intangible broadcasting assets,
  non-compete and consulting agreements and other assets ......      29,386       45,989       58,530
 Special bonuses to executive officers ........................       3,638           --           --
 Amortization of excess syndicated programming ................          --           --        3,043
                                                                  ---------    ---------    ---------
  Total operating expenses ....................................     109,770      160,856      289,585
                                                                  ---------    ---------    ---------
  Broadcast operating income ..................................      19,584       45,278       88,903
                                                                  ---------    ---------    ---------

OTHER INCOME (EXPENSE):
 Interest and amortization of debt discount expense ...........     (25,418)     (39,253)     (84,314)
 Interest income ..............................................       2,033        3,942        3,136
 Other income .................................................         414          221          342
                                                                  ---------    ---------    ---------
  Income (loss) before provision (benefit) for income taxes and
   extraordinary item .........................................      (3,387)      10,188        8,067

PROVISION (BENEFIT) FOR INCOME TAXES ..........................        (647)       5,200        6,936
                                                                  ---------    ---------    ---------
 Net income (loss) before extraordinary item ..................      (2,740)       4,988        1,131

EXTRAORDINARY ITEM:
 Loss on early extinguishment of debt, net of related income
  tax benefit of $3,357 .......................................          --       (4,912)          --
                                                                  ---------    ---------    ---------
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS ............   $  (2,740)   $      76    $   1,131
                                                                  =========    =========    =========
EARNINGS (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE
 Net income (loss) before extraordinary items .................   $    (.09)   $     .15    $     .03
 Extraordinary item ...........................................          --         (.15)          --
                                                                  ---------    ---------    ---------
 Net income (loss) per common and common equivalent share .....   $    (.09)   $      --    $     .03
                                                                  =========    =========    =========
WEIGHTED AVERAGE COMMON AND COMMON
 EQUIVALENT SHARES OUTSTANDING ................................      29,000       32,205       37,381
                                                                  =========    =========    =========



The accompanying notes are an integral part of these consolidated statements.

               SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                                (IN THOUSANDS)



                                                                              CLASS       CLASS                   RETAINED
                                                   SERIES A     SERIES B        A           B      ADDITIONAL     EARNINGS
                                                  PREFERRED    PREFERRED     COMMON      COMMON     PAID-IN     (ACCUMULATED
                                                   STOCK         STOCK        STOCK       STOCK      CAPITAL       DEFICIT)
                                                  ---------    ---------    ---------   ---------    ---------    ---------
BALANCE, December 31, 1993 ...................   $      --    $      --    $      --   $     290    $   4,733    $ (16,047)
 Realization of deferred gain ................          --           --           --          --           41           --
 Net loss ....................................          --           --           --          --           --       (2,740)
                                                 ---------    ---------    ---------   ---------    ---------    ---------
BALANCE, December 31, 1994 ...................          --           --           --         290        4,774      (18,787)
 Issuance of common shares, net of related
  expenses of $9,288 .........................          --           --           58          --      111,403           --
 Non-cash distribution prior to KCI merger ...          --           --           --          --         (109)      (1,352)
 Realization of deferred gain ................          --           --           --          --           21           --
 Net income ..................................          --           --           --          --           --           76
                                                 ---------    ---------    ---------   ---------    ---------    ---------
BALANCE, December 31, 1995 ...................          --           --           58         290      116,089      (20,063)
 Class B Common Stock converted into Class A
  Common Stock ...............................          --           --           11         (11)          --           --
 Issuance of Series A Preferred Stock ........          12           --           --          --      125,067           --
 Series A Preferred Stock converted into
  Series B Preferred Stock ...................         (12)          12           --          --           --           --
 Series B Preferred Stock converted into Class
  A Common Stock .............................          --           (1)           1          --           --           --
 Repurchase of 30,000 shares of Class A Common
  Stock ......................................          --           --           --          --         (748)          --
 Stock option grants .........................          --           --           --          --           --           --
 Income tax provision for deferred
  compensation ...............................          --           --           --          --         (300)          --
 Equity put options ..........................          --           --           --          --       (8,938)          --
 Amortization of deferred compensation .......          --           --           --          --           --           --
 Net income ..................................          --           --           --          --           --        1,131
                                                 ---------    ---------    ---------   ---------    ---------    ---------
BALANCE, December 31, 1996 ...................   $      --    $      11    $      70   $     279    $ 231,170    $ (18,932)
                                                 =========    =========    =========   =========    =========    =========

               SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                                (IN THOUSANDS)
                                  (Continued)

                                                  ADDITIONAL  ADDITIONAL
                                                   PAID-IN     PAID-IN
                                                   CAPITAL-    CAPITAL-                    TOTAL
                                                  EQUITY PUT    STOCK       DEFERRED   STOCKHOLDERS'
                                                   OPTIONS     OPTIONS   COMPENSATION     EQUITY
                                                  ---------   ---------   ---------    ---------
BALANCE, December 31, 1993 ...................   $      --   $      --   $      --    $ (11,024)
 Realization of deferred gain ................          --          --          --           41
 Net loss ....................................          --          --          --       (2,740)
                                                 ---------   ---------   ---------    ---------
BALANCE, December 31, 1994 ...................          --          --          --      (13,723)
 Issuance of common shares, net of related
  expenses of $9,288 .........................          --          --          --      111,461
 Non-cash distribution prior to KCI merger ...          --          --          --       (1,461)
 Realization of deferred gain ................          --          --          --           21
 Net income ..................................          --          --          --           76
                                                 ---------   ---------   ---------    ---------
BALANCE, December 31, 1995 ...................          --          --          --       96,374
 Class B Common Stock converted into Class A
  Common Stock ...............................          --          --          --           --
 Issuance of Series A Preferred Stock ........          --          --          --      125,079
 Series A Preferred Stock converted into
  Series B Preferred Stock ...................          --          --          --           --
 Series B Preferred Stock converted into Class
  A Common Stock .............................          --          --          --           --
 Repurchase of 30,000 shares of Class A Common
  Stock ......................................          --          --          --         (748)
 Stock option grants .........................          --      25,784      (1,868)      23,916
 Income tax provision for deferred
  compensation ...............................          --          --          --         (300)
 Equity put options ..........................       8,938          --          --           --
 Amortization of deferred compensation .......          --          --         739          739
 Net income ..................................          --          --          --        1,131
                                                 ---------   ---------   ---------    ---------
BALANCE, December 31, 1996 ...................   $   8,938   $  25,784   $  (1,129)   $ 246,191
                                                 =========   =========   =========    =========


The accompanying notes are an integral part of these consolidated statements.

               SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                                (IN THOUSANDS)
                                                                   PAGE 1 OF 2

                                                                        1994       1995       1996
                                                                     ---------- ---------- ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss) ...............................................   $ (2,740)   $     76    $  1,131
 Adjustments to reconcile net income (loss) to net cash flows from operating activities-
  Extraordinary loss .............................................         --       8,269          --
  Amortization of excess syndicated programming ..................         --          --       3,043
  Gain on sales of assets ........................................         --        (221)         --
  Depreciation and amortization of property and equipment ........      3,841       5,400      11,711
  Amortization of acquired intangible broadcasting assets,
   non-compete and consulting agreements and other assets ........     29,386      45,989      58,530
  Amortization of program contract costs and net realizable value
   adjustments ...................................................     22,360      29,021      47,797
  Amortization of deferred compensation ..........................         --          --         739
  Deferred tax benefit ...........................................     (9,177)     (5,089)      2,330
  Realization of deferred gain ...................................       (152)        (42)         --
 Changes in assets and liabilities, net of effects of acquisitions and dispositions-
  Increase in accounts receivable, net ...........................    (19,726)    (12,245)    (41,310)
  Increase in prepaid expenses and other current assets ..........     (1,057)       (273)       (217)
  (Increase) decrease in other assets and acquired intangible
   broadcasting assets ...........................................        910         (77)       (328)
  Increase in accounts payable and accrued liabilities ...........      6,556       7,274      19,941
  Increase (decrease) in income taxes payable ....................      5,481      (2,427)     (3,214)
  Net effect of change in deferred barter revenues and deferred
   barter costs ..................................................        103         230        (908)
  Increase in other long-term liabilities ........................         --          --         297
  Decrease in minority interest ..................................         --         (38)       (121)
 Payments on program contracts payable ...........................    (14,262)    (19,938)    (30,451)
 Payments for consulting agreements ..............................       (742)         --          --
                                                                     --------    --------    --------
   Net cash flows from operating activities ......................   $ 20,781    $ 55,909    $ 68,970
                                                                     --------    --------    --------


The accompanying notes are an integral part of these consolidated statements.

               SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                                (IN THOUSANDS)
                                                                   PAGE 2 OF 2

                                                                       1994           1995          1996
                                                                   -----------    -----------    -----------
NET CASH FLOWS FROM OPERATING ACTIVITIES .......................   $    20,781    $    55,909    $    68,970
                                                                   -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment ........................        (2,352)        (1,702)       (12,609)
  Payments for acquisition of television stations ..............      (160,795)      (101,000)       (74,593)
  Payments related to the acquisition of the non-license assets
   of River City Broadcasting ..................................            --             --       (818,083)
  Prepaid local marketing agreement fee ........................        (1,500)            --             --
  Payments for acquisition of certain other non-license assets .            --        (14,283)       (29,532)
  Payments for the purchase of outstanding stock of Superior
   Communications Group, Inc. ..................................            --             --        (63,504)
  Payments to exercise options to acquire certain FCC licenses .            --             --         (6,894)
  Purchase option extension payments relating to WSYX ..........            --             --         (6,960)
  Payments for purchase of investments .........................          (502)            --             --
  Payment for WSTR subordinated note ...........................        (4,800)            --             --
  Payments for consulting and non-compete agreements ...........       (59,970)        (1,000)           (50)
  Payments for purchase options ................................       (17,500)        (9,000)            --
  Payment to exercise purchase option ..........................            --         (1,000)            --
  Distributions (investments) in joint ventures ................            --            240           (380)
  Proceeds from disposal of property and equipment .............            --          3,330             --
  Proceeds from assignment of license purchase options .........            --          4,200             --
  Payment for WPTT subordinated convertible debenture ..........            --         (1,000)            --
  Loans to officers and affiliates .............................           (50)          (205)          (854)
  Repayments of loans to officers and affiliates ...............           386          2,177          1,562
  Payments for organization of new subsidiaries ................          (198)            --             --
  Fees paid relating to subsequent acquisitions ................        (2,500)            --             --
                                                                   -----------    -----------    -----------
   Net cash flows used in investing activities .................      (249,781)      (119,243)    (1,011,897)
                                                                   -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable and commercial bank financing ....       224,985        138,000        982,500
  Repayments of notes payable, commercial bank financing and
   capital leases ..............................................      (102,069)      (362,928)      (110,657)
  Payments of costs related to debt offering ...................            --           (824)            --
  Payments of costs related to financing .......................        (7,083)        (3,200)       (20,009)
  Payments for interest rate derivative agreements .............        (1,137)            --           (851)
  Repurchases of the Company's Class A Common Stock ............            --             --           (748)
  Prepayments of excess syndicated program contract liabilities             --             --        (15,116)
  Payments for costs related to preferred stock offering not yet
   consummated .................................................            --             --           (434)
  Release of cash in escrow ....................................       100,000             --             --
  Proceeds from debt offering, net of $6,000 underwriters'
   discount ....................................................            --        294,000             --
  Repayments of notes and capital leases to affiliates .........        (1,286)        (3,171)        (1,867)
  Net proceeds from issuance of common shares ..................            --        111,461             --
                                                                   -----------    -----------    -----------
   Net cash flows from financing activities ....................       213,410        173,338        832,818
                                                                   -----------    -----------    -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...........       (15,590)       110,004       (110,109)
CASH AND CASH EQUIVALENTS, beginning of period .................        18,036          2,446        112,450
                                                                   -----------    -----------    -----------
CASH AND CASH EQUIVALENTS, end of period .......................   $     2,446    $   112,450    $     2,341
                                                                   ===========    ===========    ===========
SUPPLEMENTAL DISCLOSURES:
 Interest paid .................................................   $    27,102    $    24,770    $    82,814
                                                                   ===========    ===========    ===========
 Income taxes paid .............................................   $     4,921    $     7,941    $     6,837
                                                                   ===========    ===========    ===========


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

              SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

Other Assets

Other assets as of December 31, 1995 and 1996 consist of the following (in thousands):
                                                 1995            1996
                                              -------         -------
Unamortized debt acquisition
costs                                         $ 9,049         $26,453
Investments in limited
partnerships                                    2,435           3,039
Notes receivable                                4,775          10,773
Purchase options                               10,000          22,902
Offering costs                                     --             434
Other                                           1,096             634
                                              -------         -------
                                              $27,355         $64,235
                                              =======         =======



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

              SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Intangible assets, at cost, as of December 31, 1995 and 1996, consist of the following (in thousands):


                                  AMORTIZATION
                                     PERIOD        1995        1996
                                --------------- ---------- ------------
Goodwill......................  40 years        $109,772   $  676,219
Intangibles related to LMAs ..  15 years         103,437      120,787
Decaying advertiser base .....  1 -- 15 years     38,424       93,896
FCC licenses..................  25 years          44,564      370,533
Network affiliations..........  1 -- 25 years     17,482       55,966
Other.........................  1 -- 40 years      4,856       24,057
                                                ---------- ------------
                                                 318,535    1,341,458
Less- Accumulated
amortization..................                   (49,746)     (85,155)
                                                ---------- ------------
                                                $268,789   $1,256,303
                                                ========== ============



Accrued Liabilities

Accrued liabilities consist of the following as of December 31, 1995 and 1996 (in thousands):



                                                   1995                1996
                                                -------             -------

Compensation ...........................        $ 4,847             $10,850
Interest ...............................         11,104              11,915
Other ..................................          4,769              12,265
                                                -------             -------
                                                $20,720             $35,030
                                                =======             =======

Non-Cash Transactions

During 1994, 1995 and 1996 the Company entered into the following non-cash transactions (in thousands):

                                                              1994      1995      1996
                                                           --------- --------- ---------
Purchase accounting adjustments related to deferred
taxes (Note 9)...........................................  $    --   $ 3,400   $17,615
                                                           ========= ========= =========
Program contract costs acquired..........................  $20,750   $26,918   $51,296
                                                           ========= ========= =========
Distribution prior to KCI merger (Note 12)...............  $    --   $ 1,461   $    --
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

              SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

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

2. PROPERTY AND EQUIPMENT:

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed under the straight-line method over the following estimated useful lives:

Buildings and improvements..............................  10 -- 35 years
Station equipment.......................................   5 -- 10 years
Office furniture and equipment..........................   5 -- 10 years
Leasehold improvements..................................  10 -- 31 years
Automotive equipment....................................   3 --  5 years
                                                          Shorter of 10 years
Property and equipment and autos under capital leases ..    or the lease term

Property and equipment consisted of the following as of December 31, 1995 and 1996 (in thousands):

                                                    1995       1996
                                                 ---------- ----------
Land and improvements..........................  $  1,768   $  9,795
Buildings and improvements.....................    17,515     39,008
Station equipment..............................    36,949    112,994
Office furniture and equipment.................     3,451     10,140
Leasehold improvements.........................     2,564      3,377
Automotive equipment...........................       677      3,280
Construction in progress.......................        --      6,923
                                                 ---------- ----------
                                                   62,924    185,517
Less- Accumulated depreciation and
amortization...................................   (20,127)   (31,184)
                                                 ---------- ----------
                                                 $ 42,797   $154,333
                                                 ========== ==========

              SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

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

              SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

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

The Company has the option to redeem the notes at any time on or after September 30, 2000. Redemption prices are as follows:

                                               REDEMPTION PRICE
                                              (AS A % OF PRINCIPAL
        REDEMPTION DATE                             AMOUNT)
------------------------------            --------------------------

On or after September 30, 2000................        105%
                          2001................        103%
                          2002................        102%


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

              SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

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

The 1993 Notes may be redeemed by the holder at 101% of the principal amount upon occurrence of a change of control, as defined in the Indenture. The Company has the option to redeem the 1993 Notes any time after December 15, 1998. Redemption prices are as follows:


                                                   REDEMPTION PRICE
                                                (AS A % OF PRINCIPAL
       REDEMPTION DATE                                AMOUNT)
-----------------------------                     ----------------
On or after December 15, 1998.................      105%
                         1999.................      104%
                         2000.................      103%
                         2001.................      100%


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

              SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

Summary

Notes payable and commercial bank financing consisted of the following as of December 31, 1995 and 1996 (in thousands):

                                                                           1995        1996
                                                                        ---------- ------------
Bank Credit Agreement, Tranche A Term Loan............................  $     --   $   520,000
Bank Credit Agreement, Tranche B Term Loan............................        --       198,500
Bank Credit Agreement, Revolving Credit Commitment....................        --       155,000
Senior subordinated notes due 2003, interest at 10%...................   100,000       100,000
Senior subordinated notes due 2005, interest at 10%...................   300,000       300,000
Unsecured installment notes to former minority stockholders of CRI
and WBFF, interest at 18%.............................................     1,777           644
                                                                        ---------- ------------
                                                                         401,777     1,274,144
Less: Current portion.................................................    (1,133)      (62,144)
                                                                        ---------- ------------

                                                                        $400,644   $ 1,212,000
                                                                        ========== ============


The Revolving Credit Commitment is a revolving credit facility in a principal amount not to exceed $250 million and is scheduled to have reduced availability quarterly beginning March 31, 1999 through November 30, 2003. Indebtedness under Tranche A and Tranche B of the Bank Credit Agreement and notes payable as of December 31, 1996, mature as follows (in thousands):


1997 ................................................          $   62,144
1998 ................................................              71,500
1999 ................................................              91,500
2000 ................................................             101,500
2001 ................................................             101,500
2002 and thereafter .................................             691,000
                                                               ----------
                                                               $1,119,144
                                                               ==========

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

              SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

5. NOTES AND CAPITAL LEASES PAYABLE TO AFFILIATES:

Notes and capital leases payable to affiliates consisted of the following as of December 31, 1995 and 1996 (in thousands):

                                                                                  1995      1996
                                                                               --------- ---------
Subordinated installment notes payable to former majority owners, interest at 8.75%, principal payments in varying amounts due annually beginning
October 1991, with a balloon payment due at maturity in May 2005 ............  $11,442   $10,448
Capital lease for building, interest at 17.5%................................    1,500     1,372
Capital leases for broadcasting tower facilities, interest rates averaging
10%..........................................................................      632       249
Capital leases for building and tower, interest at 8.25%.....................    2,252     1,890
                                                                               --------- ---------
                                                                                15,826    13,959
Less: Current portion........................................................   (1,867)   (1,774)
                                                                               --------- ---------
                                                                               $13,959   $12,185
                                                                               ========= =========


Notes and capital leases payable to affiliates, as of December 31, 1996, mature as follows (in thousands):

1997....................................................  $ 2,856
1998....................................................    2,654
1999....................................................    2,666
2000....................................................    2,540
2001....................................................    1,920
2002 and thereafter.....................................    7,872
                                                          ---------
Total minimum payments due..............................   20,508
Less: Amount representing interest......................   (6,549)
                                                          ---------
Present value of future notes and capital lease
payments................................................  $13,959
                                                          =========

6. PROGRAM CONTRACTS PAYABLE:

Future payments required under program contracts payable as of December 31, 1996, are as follows (in thousands):

1997 .......................................................          $  58,461
1998 .......................................................             33,216
1999 .......................................................             18,331
2000 .......................................................              3,665
2001 .......................................................                430
2002 and thereafter ........................................                552
                                                                      ---------
                                                                        114,655
Less: Current portion ......................................            (58,461)
                                                                      ---------
Long-term portion of program contracts
payable ....................................................          $  56,194
                                                                      =========

              SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

              SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

9. INCOME TAXES:

The Company files a consolidated federal income tax return and separate company state tax returns. The provision (benefit) for income taxes consists of the following as of December 31, 1994, 1995 and 1996 (in thousands):

                                                                  1994      1995     1996
                                                               --------- --------- --------
Provision (benefit) for income taxes before extraordinary
item.........................................................  $  (647)  $ 5,200   $6,936
Income tax effect of extraordinary item......................      --     (3,357)     --
                                                               --------- --------- --------
                                                               $  (647)  $ 1,843   $6,936
                                                               ========= ========= ========
Current:
 Federal.....................................................  $ 7,090   $ 5,374   $  127
 State.......................................................    1,440     1,558    4,479
                                                               --------- --------- --------
                                                                 8,530     6,932    4,606
                                                               --------- --------- --------
Deferred:
 Federal ....................................................   (7,650)   (4,119)   2,065
 State.......................................................   (1,527)     (970)     265
                                                               --------- --------- --------
                                                                (9,177)   (5,089)   2,330
                                                               --------- --------- --------
                                                               $  (647)  $ 1,843   $6,936
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

Total deferred tax assets and deferred tax liabilities as of December 31, 1995 and 1996, including the effects of businesses acquired, and the sources of the difference between financial accounting and tax bases of the Company's assets and liabilities which give rise to the deferred tax assets and deferred tax liabilities and the tax effects of each are as follows (in thousands):

                                                           1995          1996
                                                        ---------      ---------
Deferred Tax Assets:
 Accruals and reserves .........................         $ 1,110         $ 2,195
 Loss on disposal of fixed
  assets .......................................             619              --
 Net operating losses ..........................           2,676           4,829
 Program contracts .............................           4,575           2,734
 Fixed assets and intangibles ..................          14,500              --
 Other .........................................             373             713
                                                         -------         -------
                                                         $23,853         $10,471
                                                         =======         =======
Deferred Tax Liabilities:
 FCC license ...................................         $ 1,656         $ 2,613
 Hedging instruments ...........................              --             188
 Fixed assets and intangibles ..................              --           4,430
 Capital lease accounting ......................             988           1,304
 Affiliation agreement .........................              --             691
 Investment in partnerships ....................              --             209
 Other .........................................             182             254
                                                         -------         -------
                                                         $ 2,826         $ 9,689
                                                         =======         =======

              SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

Future minimum payments under the leases are as follows (in thousands):

1997 ..................................................                  $ 3,672
1998 ..................................................                    3,055
1999 ..................................................                    2,244
2000 ..................................................                    1,789
2001 ..................................................                    1,206
2002 and thereafter ...................................                    5,430
                                                                         -------
                                                                         $17,396
                                                                         =======

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

              SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

              SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

Combined and separate results of the Company and KCI (through May 5, 1995, merger date) during the period presented are as follows (in thousands):

                                                   COMPANY     KCI     COMBINED
                                                 ---------- --------- ----------
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

              SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

In connection with the River City acquisition, the Company consummated the following transactions concurrent with or subsequent to the closing:

   1. In June 1996, the Board of Directors of the Company adopted, upon approval of the stockholders by proxy, an amendment to the Company's amended and restated charter. This amendment increased the number of Class A Common Stock shares authorized to be issued by the Company from 35,000,000 shares to 100,000,000 shares. The amendment also increased the number of shares of preferred stock authorized from 5,000,000 shares to 10,000,000 shares.

   2. Series A Preferred Stock -- As partial consideration for the acquisition of the non-license assets of River City, the Company issued 1,150,000 shares of Series A Preferred Stock. In June 1996, the Board of Directors of the Company adopted, upon approval of the stockholders by proxy, an amendment to the Company's amended and restated charter at which time Series A Preferred Stock was exchanged for and converted into Series B Preferred Stock. The Company

              SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

recorded the issuance of Series A Preferred Stock based on the fair market value at the date the River City acquisition was announced at the exchange rate of
3.64 shares of Class A Common Stock for each share of Series A Preferred Stock.

   3. Series B Preferred Stock -- Shares of Series B Preferred Stock are convertible at any time into shares of Class A Common Stock, with each share of Series B Preferred Stock convertible into approximately 3.64 shares of Series A Common Stock. The Company may redeem shares of Series B Preferred Stock only after the occurrence of certain events. If the Company seeks to redeem shares of Series B Preferred Stock and the stockholder elects to retain the shares, the shares will automatically be converted into common stock on the proposed redemption date. All shares of Series B Preferred stock remaining outstanding as of May 31, 2001, will automatically convert into Class A Common Stock. Series B Preferred Stock is entitled to 3.64 votes on all matters with respect to which Class A Common Stock has a vote.

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

              SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

              SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

The Company consummated the following transactions concurrent with or prior to the offering:

   1. The Company purchased the options to acquire the partnership interests of KSMO in Kansas City, Missouri and WSTR in Cincinnati, Ohio ("Option Stations") from the stockholders for an aggregate purchase price was $9.0 million. The stockholders also assigned to the Company their rights and obligations under an option agreement among the stockholders and a commercial bank which held secured debt of KSMO and WSTR.

   2. The stockholders assigned the subordinated convertible debenture relating to the sale of WPTT to the Company in exchange for $1.0 million, a portion of which was used to retire the outstanding balance of a note due from the controlling stockholders.

   3. The Company acquired options from certain stockholders of Glencairn that will grant the Company the right to acquire, subject to applicable FCC rules and regulations, up to 97% of the capital stock of Glencairn.

   4. The Board of Directors of the Company adopted Amended and Restated Articles of Incorporation to authorize up to 35,000,000 shares of Class A Common Stock, par value $.01 per share, 35,000,000 shares of Class B Common Stock, par value $.01 per share and 5,000,000 shares of Preferred Stock, par value $.01 per share; completed a reclassification and conversion of its outstanding common stock into shares of Class B Common Stock; and effected an approximately 49.1 for 1 stock split of the Company's common stock (resulting in 29,000,000 shares of Class B Common Stock outstanding). The reclassification, conversion and stock split have been retroactively reflected in the accompanying consolidated balance sheets and statements of stockholders' equity. In June 1996, the Company amended its charter, increasing the number of shares of Class A Common Stock authorized to be issued from 35,000,000 to 100,000,000 (see Note 12).

   5. The Board of Directors of the Company adopted an Incentive Stock Option Plan for Designated Participants (the Designated Participants Stock Option Plan) pursuant to which options for shares of Class A Common Stock will be granted to certain designated employees of the Company upon adoption.

   6. On March 27, 1995, the Board of Directors of the Company adopted an Incentive Stock Option Plan (the Stock Option Plan) pursuant to which options for shares of Class A Common Stock may be granted to certain designated classes of employees of the Company. The Stock Option Plan provides that the maximum number of shares of Class A Common Stock reserved for issuance under the Stock Option Plan is 500,000, as amended, and that options to purchase Class A Common Stock may be granted under the plan until the tenth anniversary of its adoption.

              SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

A summary of changes in outstanding stock options follows:

                                                                        WEIGHTED-
                                           WEIGHTED-                     AVERAGE
                                            AVERAGE                      EXERCISE
                              OPTIONS    EXERCISE PRICE   EXERCISABLE     PRICE
                            ----------- --------------- -------------- -----------
Outstanding at end of
1994......................         --    $      --              --     $      --
1995 Activity:
 Granted..................     68,000        21.00              --     $      --
                            ----------- --------------- -------------- -----------
Outstanding at end of
 1995.....................     68,000        21.00              --            --
1996 Activity:
 Granted..................  1,904,785        31.50         736,218            --
 Exercised................         --           --              --            --
 Forfeited................     (3,750)       21.00              --            --
                            ----------- --------------- -------------- -----------
Outstanding at end of
 1996.....................  1,969,035    $   31.16          736,218    $   30.11
                            =========== =============== ============== ===========

Additional information regarding stock options outstanding at December 31, 1996, follows:

                                               WEIGHTED-     WEIGHTED-
                                                AVERAGE       AVERAGE
                                               REMAINING     REMAINING                    WEIGHTED-
                                                VESTING     CONTRACTUAL                    AVERAGE
    RANGE OF                       EXERCISE     PERIOD         LIFE                       EXERCISE
EXERCISE PRICES     OUTSTANDING     PRICE     (IN YEARS)    (IN YEARS)     EXERCISABLE      PRICE
----------------  -------------- ----------- ------------ -------------- -------------- ------------
$21.00..........     64,250      $21.00      0.71         8.43                --        $      --
 30.11..........  1,562,435       30.11      1.53         9.41           736,218            30.11
 37.75..........    342,350       37.85      2.41         9.41                --               --
                  -------------- ----------- ------------ -------------- -------------- ------------
$21.00 to
37.75...........  1,969,035      $31.16      1.66         9.38           736,218        $   30.11
                  ============== =========== ============ ============== ============== ============

Had compensation cost for the Company's 1995 and 1996 grants for stock-based compensation plans been determined consistent with SFAS 123, the Company's net income, net income applicable to common share before extraordinary items, and net income per common share for 1995 and 1996 would approximate the pro forma amounts below (in thousands except per share data):

                                                                  1995                      1996
                                                       ------------------------- --------------------------
                                                        AS REPORTED   PRO FORMA   AS REPORTED    PRO FORMA
                                                       ------------- ----------- ------------- ------------
Net income (loss) before extraordinary item .........  $4,988        $4,799      $1,131        $(1,639)
                                                       ============= =========== ============= ============
Net income (loss) available to common shareholders ..  $   76        $ (113)     $1,131        $(1,639)
                                                       ============= =========== ============= ============
Net income (loss) per share before extraordinary
item.................................................  $  .15        $  .15      $  .03        $  (.04)
                                                       ============= =========== ============= ============
Net income (loss) per share..........................  $ --          $ --        $.03          $(.04)
                                                       ============= =========== ============= ============

              SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES -
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. EQUITY PUT AND CALL OPTIONS:


During December 1996, the Company entered into physically settled Put and Call Options related to the Company's common stock. These option arrangements were entered into for the purpose of hedging the dilution of the Company's common stock upon the exercise of stock options granted. The Company entered into 250,000 call options for common stock and 320,600 put options for common stock, with a strike price of $37.75 and $27.61 per common share, respectively. Upon the exercise of Put and Call Options, sales and purchases will be recorded as a component of stockholders' equity. Subsequent changes in the fair value of the option contracts are not recognized. To the extent that the Company entered into Put Options, the additional paid-in capital amounts have been adjusted accordingly and amounts are reflected as Additional Paid- in Capital -- Equity Put Options in the accompanying balance sheets. All Equity Put and Call Options expire May 31, 1999.

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

                                                                           1996
                                                                      (IN THOUSANDS)
                                                          TELEVISION     RADIO     CONSOLIDATED
                                                         ------------ ---------- ---------------
Total revenues.........................................  $  338,467   $ 40,021   $  378,488
Station operating expenses.............................     142,231     25,534      167,765
Depreciation, program amortization and deferred
compensation...........................................      56,420      3,827       60,247
Amortization of intangibles and other assets ..........      55,063      3,467       58,530
Amortization of excess syndicated programming .........       3,043        --         3,043
                                                         ------------ ---------- ---------------
Station broadcast operating income.....................  $   81,710   $  7,193   $   88,903
                                                         ============ ========== ===============
Total assets...........................................  $1,400,521   $306,776   $1,707,297
                                                         ============ ========== ===============
Capital expenditures...................................  $   12,335   $    274   $   12,609
                                                         ============ ========== ===============


              SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES -
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. UNAUDITED PRO FORMA SUMMARY RESULTS OF OPERATIONS:

The unaudited pro forma summary consolidated results of operations for the years ended December 31, 1995 and 1996, assuming the 1995 and 1996 acquisitions had been consummated on January 1, 1995, are as follows (in thousands, except per share data):

                                              (UNAUDITED)  (UNAUDITED)
                                                  1995         1996
                                              ------------ ------------
Revenues, net...............................  $430,762     $481,073
                                              ============ ============
Net loss before extraordinary item..........  $(34,345)    $(10,719)
                                              ============ ============
Net loss available to common shareholders ..  $(39,257)    $(10,719)
                                              ============ ============
Net loss per share before extraordinary
item........................................  $  (0.94)    $  (0.27)
                                              ============ ============
Net loss per share..........................  $  (1.08)    $  (0.27)
                                              ============ ============


19. SUBSEQUENT EVENTS:


In January 1997, the Company entered into a purchase agreement to acquire the license and non-license assets of KUPN-TV, the UPN affiliate in Las Vegas, Nevada, for a purchase price of $87 million. Upon entering into this agreement, the Company made a cash deposit payment of $5 million. The Company plans to consummate the transaction following FCC approval.


In March 1997, the Company completed a private placement of $200 million aggregate liquidation value of 11 5/8 % High Yield Trust Offered Preferred Securities (the "Preferred Securities") of Sinclair Capital, a subsidiary trust of the Company. The Preferred Securities were issued March 12, 1997, mature March 15, 2009, and provide for quarterly distributions to be paid in arrears beginning June 15, 1997. The Company received proceeds from the offerings approximately $194 million net of $6 million of related offering costs. The Company utilized $135 million of the net proceeds to repay outstanding indebtedness under the Bank Credit Agreement and retained the remainder for general corporate purposes.

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

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of
Sinclair Broadcast Group, Inc.:


We have audited in accordance with generally accepted auditing standards, the consolidated balance sheets, statements of operations, changes in stockholders' equity and cash flows of Sinclair Broadcast Group, Inc. and Subsidiaries included in this Form 10K/A and have issued our report thereon dated February 7, 1997 except for Note 19, as to which the date is March 12, 1997. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commissions rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                           ARTHUR ANDERSEN LLP


Baltimore, Maryland,
February  7, 1997,  except  for Note 19,
as to which the date is March 12,  1997

                                                                  SCHEDULE II

               SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                      VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                                (IN THOUSANDS)

                                   BALANCE AT    CHARGED TO    CHARGED                    BALANCE
                                   BEGINNING     COSTS AND     TO OTHER                   AT END
          DESCRIPTION              OF PERIOD      EXPENSES     ACCOUNTS    DEDUCTIONS    OF PERIOD
-------------------------------  ------------- ------------- ----------- ------------- ------------
1994
 Allowance for doubtful accounts...  $  505        $  445        $    --     $ 95          $  855
1995
 Allowance for doubtful accounts...     855           978            --       767           1,066
1996
 Allowance for doubtful accounts...   1,066         1,563         575((1))    732           2,472


(1) Amount represents allowance for doubtful account balances purchased in connection with the acquisition of certain television stations during 1996.