Form 10-K/A
period 1996-12-31
SINCLAIR BROADCAST GROUP INC
filed 1997-04-16
CIK 912752

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


   The Company's affiliation agreements with ABC for KOVR, KDNL and WLOS in Sacremento, St. Louis and Asheville, respectively, have a 10-year term expiring in 2005, 2005 and 2004, respectively. Each of the Company's UPN affiliation agreements is for three years, and expires in January 1998.

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

10.4          Stock  Option  Agreement  dated  April  10  1996,  by and  between
              Sinclair Broadcast Group, Inc. and Barry Baker.*

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

10.28         Amendment  No. 1 dated as of July 24,  1996 to the Second  Amended and  Restated  Credit  Agreement  dated as of May 31,  1996 by and
              among  Sinclair   Broadcast  Group,   Inc.,   Certain   Subsidiary
              Guarantors, Certain Lenders and the Chase Manhattan Bank as Agent*

10.29         Amendment No. 2 dated as of October 16, 1996 to the Second Amended and  Restated  Credit  Agreement  dated as of May 31,  1996 by and
              among  Sinclair   Broadcast  Group,   Inc.,   Certain   Subsidiary
              Guarantors, Certain Lenders and the Chase Manhattan Bank as Agent*

10.30         Amendment  No.  3 dated  as of  December  18,  1996 to the  Second
              Amended and Restated Credit Agreement dated as of May 31, 1996 by and among Sinclair Broadcast Group, Inc., Certain Subsidiary
              Guarantors, Certain Lenders and the Chase Manhattan Bank as Agent*

10.31         Amendment  No.  4 dated  as of  February  20,  1997 to the  Second
              Amended and Restated Credit Agreement dated as of May 31, 1996 by and among Sinclair Broadcast Group, Inc., Certain Subsidiary
              Guarantors, Certain Lenders and the Chase Manhattan Bank as Agent*




   EXHIBIT
   NUMBER                                               DESCRIPTION
   ------                                               ------------

10.32         Incentive Stock Option Plan for Designated Participants (2)

10.33         Incentive Stock Option Plan of Sinclair Broadcast Group, Inc. (2)

10.34         First  Amendment  to  Incentive  Stock  Option  Plan  of  Sinclair
              Broadcast Group, Inc., adopted April 10, 1996*

10.35         Second  Amendment  to  Incentive  Stock  Option  Plan of  Sinclair
              Broadcast Group, Inc., adopted May 31, 1996*

10.36         1996 Long Term Incentive Plan of Sinclair Broadcast Group, Inc.*

10.37         Employment Agreement by and between Sinclair Broadcast Group, Inc.
              Robert E. Smith, dated as of June 12, 1995*

10.38         Employment Agreement by and between Sinclair Broadcast Group, Inc.
              and J. Duncan Smith, dated as of June 12, 1995*

10.39         Employment Agreement by and between Sinclair Broadcast Group, Inc.
              and Frederick G. Smith, dated as of June 12, 1995*

10.40         Employment Agreement by and between Sinclair Broadcast Group, Inc.
              and David D. Smith, dated as of June 12, 1995*

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

10.58         Primary  Television  Affiliation  Agreement  dated as of March 24,
              1997 by and among American  Broadcasting  Companies,  Inc.,  River
              City   Broadcasting,   L.P.  and   Chesapeake   Television,   Inc.
              (Confidential  treatment has been requested.  The copy filed omits the information subject to a confidentiality request.)

10.59         Primary  Television  Affiliation  Agreement  dated as of March 24,
              1997 by and among American  Broadcasting  Companies,  Inc.,  River
              City Broadcasting, L.P. and WPGH, Inc. (Confidential treatment has been requested. The copy filed omits the information subject to a confidentiality request.)

11            Computation of Earnings Per Share*

12            Computation of Ratio of Earnings to Fixed Charges*

21            Subsidiaries of the Company*

23            Consent of Independent Public Accountants*

27            Financial Data Schedule*

----------

 *   Previously filed.

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
                                                                         -------
                                                                         $17,396
                                                                         =======

CERTAIN AFFILIATION AGREEMENTS


The Company generally operates its television stations under affiliation agreements with Fox, ABC, UPN, WB and CBS. These agreements range in terms from one to five years and in certain circumstances have renewable options. The Company has the option to acquire the FCC licenses of certain stations being operated as LMAs. The networks affiliated with these stations, other than Fox and ABC, have the right to terminate the affiliations upon transfer of the license.

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