Form 10-Q
period 1997-03-31
SINCLAIR BROADCAST GROUP INC
filed 1997-05-12
CIK 912752

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

    (Mark One)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

          [X] SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1997

                                       OR

          [ ] TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ____________.

                       Commission File Number : 000-26076

                         SINCLAIR BROADCAST GROUP, INC.
             (Exact name of Registrant as specified in its charter)
                           ---------------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

As of May 7, 1997, there were 6,897,827 shares of Class A Common Stock, $.01 par value, 27,850,581 shares of Class B Common Stock, $.01 par value and 1,115,370 shares of Series B Preferred Stock, $.01 par value convertible into 4,055,891 shares of Class A Common Stock, of the Registrant issued and outstanding.

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES

                                    Form 10-Q
                      For the Quarter Ended March 31, 1997

                                TABLE OF CONTENTS
                                                                           Page
PART I. FINANCIAL INFORMATION

    Item 1.  Consolidated Financial Statements

        Consolidated Balance Sheets as of December 31, 1996 and
               March 31, 1997........................................       3

        Consolidated Statements of Operations for the Three Months
               Ended March 31, 1996 and 1997.........................       4

        Consolidated Statements of Stockholders' Equity for the Three
               Months Ended March 31, 1997...........................       5

        Consolidated Statements of Cash Flows for the Three Months
               Ended March 31, 1996 and 1997.........................       6

        Notes to Unaudited Consolidated Financial Statements.........       7

    Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations...................      11

PART II.  OTHER INFORMATION

    Item 2(c).  Changes in Securities................................      15

    Item 6.  Exhibits and Reports on Form 8-K........................      15


        Signature....................................................      17

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                           DECEMBER 31,      MARCH 31,
                                                                              1996             1997
                                                                          -------------    -------------
                                         ASSETS
CURRENT ASSETS:
   Cash and cash equivalents ..................................         $       2,341    $      36,705
   Accounts receivable, net of allowance for doubtful accounts                112,313           89,079
   Current portion of program contract costs ..................                44,526           37,741
   Prepaid expenses and other current assets ..................                 3,704            3,757
   Deferred barter costs ......................................                 3,641            4,490
   Deferred tax assets ........................................                 1,245            1,445
                                                                          -------------    -------------
            Total current assets ..............................               167,770          173,217
   PROGRAM CONTRACT COSTS, less current portion ...............                43,037           35,511
   LOANS TO OFFICERS AND AFFILIATES ...........................                11,426           11,411
   PROPERTY AND EQUIPMENT, net ................................               154,333          152,554
   NON-COMPETE AND CONSULTING AGREEMENTS, net .................                10,193            5,493
   DEFERRED TAX ASSET .........................................                    --            7,771
   OTHER ASSETS ...............................................                64,235           79,100
   ACQUIRED INTANGIBLE BROADCASTING ASSETS, net ...............             1,256,303        1,244,874
                                                                         -------------    -------------
            Total Assets ......................................         $   1,707,297    $   1,709,931
                                                                         =============    =============
                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable ...........................................         $      11,886    $       4,791
   Income taxes payable .......................................                   730              733
   Accrued liabilities ........................................                35,030           36,842
   Current portion of long-term liabilities-
       Notes payable and commercial bank financing ............                62,144           64,000
       Capital leases payable .................................                    44               11
       Notes and capital leases payable to affiliates .........                 1,774            1,476
       Program contracts payable ..............................                58,461           51,573
   Deferred barter revenues ...................................                 3,576            4,218
                                                                         -------------    -------------

            Total current liabilities .........................               173,645          163,644
LONG-TERM LIABILITIES:

   Notes payable and commercial bank financing ................             1,212,000        1,039,125
   Capital leases payable .....................................                  --                 33
   Notes and capital leases payable to affiliates .............                12,185           12,007
   Program contracts payable ..................................                56,194           50,986
   Deferred tax liability .....................................                   463             --
   Other long-term liabilities ................................                 2,739            2,892
                                                                         -------------    -------------
            Total liabilities .................................             1,457,226        1,268,687
                                                                         -------------    -------------
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES ................                 3,880            3,928
                                                                         -------------    -------------
EQUITY PUT OPTIONS ............................................                 8,938               --
                                                                         -------------    -------------
COMPANY OBLIGATED MANDATORILY REDEEMBABLE SECURITY OF TRUST
HOLDING SOLELY KDSM SENIOR DEBENTURES (see Note 6) ............                    --          200,000
                                                                         -------------    -------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 10,000,000 shares
     authorized and  1,138,138  and  1,115,370 shares
     issued and outstanding, respectively .....................                    11               11
   Class A Common stock, $.01 par value,  100,000,000
     shares authorized and  6,911,880  and  6,937,827
     shares issued and outstanding, respectively ..............                    70               70
   Class B Common stock,  $.01 par value,  35,000,000
     shares authorized  and  27,850,581 shares issued
     and outstanding ..........................................                   279              279
   Additional paid-in capital .................................               256,954          255,576
   Additional paid-in capital - deferred compensation .........                (1,129)          (1,012)
   Additional paid-in capital - equity put options ............                  --              8,938
   Accumulated deficit ........................................               (18,932)         (26,546)
                                                                         -------------    -------------
            Total stockholders' equity ........................               237,253          237,316
                                                                         -------------    -------------
            Total Liabilities and Stockholders' Equity ........         $   1,707,297        1,709,931
                                                                         =============    =============


The accompanying notes are an integral part of these unaudited consolidated statements.

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                       THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                         1996        1997
                                                                     ----------------------
      REVENUES:
   Station broadcast revenues, net of agency commissions .........   $  44,176    $  98,909
   Revenues realized from station barter arrangements ............       3,593        9,315
                                                                     ---------    ---------
        Total revenues ...........................................      47,769      108,224
                                                                     ---------    ---------
OPERATING EXPENSES:
   Program and production ........................................       7,648       22,507
   Selling, general and administrative ...........................       9,292       25,241
   Expenses realized from station barter arrangements ............       2,931        7,444
   Amortization of program contract costs and net
            realizable value adjustments .........................       7,717       17,518
   Amortization of deferred compensation .........................          --          117
   Depreciation and amortization of property and equipment .......       1,465        4,161
   Amortization of acquired intangible broadcasting assets,
      non-compete and consulting agreements and other assets......      10,677       19,021
                                                                     ---------    ---------
        Total operating expenses .................................      39,730       96,009
                                                                     ---------    ---------
              Broadcast operating income .........................       8,039       12,215
                                                                     ---------    ---------
OTHER INCOME (EXPENSE):
   Interest and amortization of debt discount expense ............     (10,896)     (27,065)
   Trust distributions ...........................................          --       (1,210)
   Interest income ...............................................       1,723          402
   Other  income..................................................         253          144
                                                                     ---------    ---------

        Loss before income tax benefit ...........................        (881)     (15,514)

INCOME TAX BENEFIT ...............................................         423        7,900
                                                                     ---------    ---------
NET LOSS .........................................................   $    (458)   $  (7,614)
                                                                     =========    =========
Net loss per common share ........................................       (0.01)       (0.22)
                                                                     =========    =========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING .......................      34,750       34,769
                                                                     =========    =========
WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING..      34,751       38,908
                                                                     =========    =========


The accompanying notes are an integral part of these unaudited consolidated statements.

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 1997
                             (DOLLARS IN THOUSANDS)


                                               SERIES B      CLASS A    CLASS B     ADDITIONAL
                                               PREFERRED     COMMON     COMMON       PAID-IN
                                                 STOCK       STOCK      STOCK        CAPITAL
                                              ------------  ---------  ---------     -------
BALANCE, December 31, 1996 ................   $      11     $     70    $  279     $  256,954

  Repurchase of 57,500 shares of
     Class A Common Stock .................          --           (1)       --         (1,377)

  Series B Preferred Stock converted
     into Class A Common Stock.............          --            1        --             (1)

  Equity put options ......................          --           --        --             --

  Amortization of deferred
     compensation .........................          --           --        --             --

  Net loss ................................          --           --        --             --
                                              ------------  ---------   ---------  ----------
BALANCE, March 31, 1997 ...................   $      11     $     70    $  279     $  255,576
                                              ============  =========   =========  ==========

                                             ADDITIONAL  ADDITIONAL
                                              PAID-IN      PAID-IN     RETAINED
                                             CAPITAL -    CAPITAL -     EARNINGS       TOTAL
                                             EQUITY PUT    DEFERRED   (ACCUMULATED STOCKHOLDERS'
                                               OPTIONS   COMPENSATION   DEFICIT)      EQUITY
                                              ---------  ------------  ---------   -------------
BALANCE, December 31, 1996 ................    $     --   $ (1,129)    $(18,932)    $ 237,253

   Repurchase of 57,500 shares of
      Class A Common Stock ................          --         --           --        (1,378)

   Series B Preferred Stock converted
      into Class A Common Stock............          --         --           --            --

   Equity put options .....................       8,938         --           --         8,938

   Amortization of deferred
      compensation ........................          --        117           --           117

   Net loss ...............................          --         --       (7,614)       (7,614)
                                              ---------  ------------  ---------   -------------
BALANCE, March 31, 1997 ...................    $  8,938   $ (1,012)    $(26,546)    $ 237,316
                                              =========  ============  =========   =============

The accompanying notes are an integral part of these unaudited consolidated statements.

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)

                                                                             THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                            1996         1997
                                                                          -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss .........................................................   $    (458)   $  (7,614)
   Adjustments to reconcile net loss  to net cash flows
      from operating activities-
      Depreciation and amortization of property and equipment .......       1,465        4,161
      Amortization of acquired intangible broadcasting assets,
         non-compete and consulting agreements and other assets .....      10,677       19,021
      Amortization of program contract costs and net realizable
         value adjustments ..........................................       7,717       17,518
      Amortization of deferred compensation .........................          --          117
      Deferred tax benefit ..........................................      (3,159)      (8,434)
   Changes in assets and liabilities, net of effects of acquisitions and dispositions-
      Decrease in accounts receivable, net ..........................       8,874       23,085
      Increase in prepaid expenses and other current assets .........        (383)        (173)
      Increase in other assets and acquired
        intangible broadcasting assets ..............................         (61)        (367)
      Increase (decrease) in accounts payable and
        accrued liabilities .........................................       9,596       (5,259)
      Increase (decrease) in income taxes payable ...................      (1,215)           3
      Net effect of change in deferred barter revenues
        and deferred barter costs ...................................         (92)        (207)
      Increase (decrease) in other long-term liabilities ............         (47)         153
      Increase (decrease)  in minority interest .....................         (42)          48
   Payments on program contracts payable ............................      (6,433)     (13,732)
                                                                        ---------    ---------
            Net cash flows from operating activities ................      26,439       28,320
                                                                        ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:

   Acquisition of property and equipment ............................      (1,272)      (2,244)
   Payments for acquisition of television and radio stations ........     (34,726)        (770)
   Payments for consulting and non-compete agreements ...............         (50)          --
   Purchase option extension payments relating to WSYX ..............          --       (2,885)
   Loans to officers and affiliates .................................          --         (337)
   Repayments of loans to officers and affiliates ...................          44          293
   Payments relating to future acquisitions .........................      (4,593)      (7,959)
                                                                        ---------    ---------
            Net cash flows used in investing activities .............     (40,597)     (13,902)
                                                                        ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable, commercial bank financing and capital
      leases ........................................................          --        8,046
   Repayments of notes payable, commercial bank
      financing and capital leases ..................................        (669)    (179,065)
   Repurchases of the Company's Class A
      Common Stock ..................................................          --       (1,378)
   Proceeds from Preferred Securities offering, net of $5,000
      underwriters' discount ........................................          --      195,000
   Payments of costs related to preferred securities offering .......          --         (808)
   Prepayments of excess syndicated program contract liabilities ....          --       (1,373)
   Repayments of notes and capital leases to affiliates .............        (203)        (476)
                                                                        ---------    ---------
             Net cash flows from financing activities ...............        (872)      19,946
                                                                        ---------    ---------
NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS ......................................................     (15,030)      34,364
CASH AND CASH EQUIVALENTS, beginning of period ......................     112,450        2,341
                                                                        ---------    ---------
CASH AND CASH EQUIVALENTS, end of period ............................   $  97,420    $  36,705
                                                                        =========    =========
SUPPLEMENTAL DISCLOSURES OF CASH PAID FOR:
   Interest .........................................................   $     609    $  30,808
                                                                        =========    =========
   Income taxes .....................................................   $   4,037    $   1,856
                                                                        =========    =========

The accompanying notes are an integral part of these unaudited consolidated statements.

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

INTERIM FINANCIAL STATEMENTS

         The consolidated financial statements for the three months ended March 31, 1996 and 1997 are unaudited, but in the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial position and results of operations, and cash flows for these periods.

         As permitted under the applicable rules and regulations of the Securities and Exchange Commission, these financial statements do not include all disclosures normally included with audited consolidated financial statements, and, accordingly, should be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 1995, and 1996 and for the years then ended. The results of operations presented in the accompanying financial statements are not necessarily representative of operations for an entire year.

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

3. FINANCIAL INFORMATION BY SEGMENT:

         Prior to the River City Acquisition in May 1996, the Company did not own or operate radio stations. As of March 31, 1997 the Company consisted of two principal business segments - television broadcasting and radio broadcasting. The Company owns or provides programming services pursuant to local marketing agreements to 28 television stations located in 20 geographically diverse markets in the continental United States. The Company owns or provides programming services pursuant to local marketing agreements to 24 radio stations in seven geographically diverse markets. Substantially all revenues represent income from unaffiliated companies.

                                                                       TELEVISION
                                                              THREE MONTHS ENDED MARCH 31,
                                                                   1996         1997
                                                                   ----         ----
Total revenues .............................................   $   47,769   $   95,774
Station operating expenses .................................       19,871       44,636
Depreciation, program amortization and deferred compensation        9,182       21,234
Amortization of intangibles and other assets ...............       10,677       15,815
                                                               ----------   ----------
Station broadcast operating income .........................   $    8,039   $   14,089
                                                               ==========   ==========
Total assets ...............................................   $  609,980   $1,406,157
                                                               ==========   ==========
Capital expenditures .......................................   $    1,272   $    2,027
                                                               ==========   ==========
                                                                          RADIO
                                                               THREE MONTHS ENDED MARCH 31,
                                                                  1996          1997
                                                                  ----          ----
Total revenues .............................................   $        --   $  12,450
Station operating expenses .................................            --      10,556
Depreciation, program amortization and deferred compensation            --         562
Amortization of intangibles and other assets ...............            --       3,206
                                                               -----------   ---------
Station broadcast operating loss ...........................   $        --   $  (1,874)
                                                               ===========   =========
Total assets ...............................................   $        --   $ 303,774
                                                               ===========   =========
Capital expenditures .......................................   $        --   $     217
                                                               ===========   =========

4. EARNINGS PER SHARE:

         In March 1997, the Financial Accounting Standard Board released SFAS 128 "Earnings per Share." The new statement is effective December 15, 1997 and early adoption is not permitted. When adopted, SFAS 128 will require the restatement of prior periods and disclosure of basic and diluted earnings per share and related computations. At the present time, management believes that the adoption of SFAS 128 will not materially affect the Company's consolidated financial statements.

5. EQUITY PUT AND CALL OPTIONS:

         During December 1996, the Company entered into physically settled in cash put and call option contracts related to the Company's common stock. These option contracts were entered into for the purpose of hedging the dilution of the Company's common stock upon the exercise of stock options granted. To the extent that the Company entered into put option contracts, the additional paid-in capital amounts were adjusted accordingly and reflected as Equity Put Options in the accompanying balance sheet as of December 31, 1996. In March 1997, the Company amended its put option contracts from physically settled in cash to physically or net physically settled in shares, at the election of the Company, and reclassified amounts reflected as Equity Put Options to "Additional paid in capital - equity put options" as reflected in the accompanying balance sheet as of March 31, 1997.

6. COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITY OF TRUST

         In March 1997, the Company completed a private placement of $200 million aggregate liquidation value of 11 5/8% High Yield Trust Offered Preferred Securities (the "Preferred Securities") of Sinclair Capital, a subsidiary trust of the Company. The Preferred Securities were issued March 12, 1997, mature March 15, 2009, and provide for quarterly distributions to be paid in arrears beginning June 15, 1997. The Preferred Securities were sold to "qualified institutional buyers" (as defined in Rule 144A under the Securities Act of 1933, as amended) and a limited number of institutional "accredited investors" and the offering was exempt from registration under the Securities Act of 1933, as amended, (the "Securities Act") pursuant to Section 4(2) of the Securities Act and Rule 144A thereunder. The Company utilized $135 million of the approximately $194 million net proceeds of the private offering to repay outstanding debt and retained the remainder for general corporate purposes, which may include acquisitions and repurchases of shares of the Company's Class A Common Stock.

         Pursuant to a Registration Rights Agreement entered into in connection with the private placement of the Preferred Securities, the Company is obligated to offer to holders of the Preferred Securities the right to exchange the Preferred Securities with new Preferred Securities having the same terms as the existing securities, except that the exchange of the new Preferred Securities for the existing Preferred Securities will be registered under the Securities Act of 1933, as amended and the new Preferred Securities will not be subject to an increase in distributions as a consequence of a failure to take certain actions in connection with their registration under the Securities Act. The Company was required to file the registration statement prior to May 11, 1997 and is required to complete the exchange offer by August 8, 1997. The Company filed the registration statement on May 2, 1997 (see Note 8).

7. ACQUISITIONS:

         In January 1997, the Company entered into a purchase agreement to acquire the license and non-license assets of KUPN-TV, the UPN affiliate in Las Vegas, Nevada, for a purchase price of $87 million. Under the terms of this agreement, the Company made cash deposit payments of $7.0 million in the first quarter of 1997. The Company plans to consummate the transaction following FCC approval.

         In January 1997, the Company entered into an agreement to acquire the license and non-license assets of WGR-AM and WWWS-AM in Buffalo, New York for a purchase price of approximately $1.5 million. In March 1997, the Company paid the remaining balance of $959,000 and closed on the acquisition in April 1997. In January 1997, the Company acquired the license and non-license assets of WWFH-FM and WILP-AM in Wilkes-Barre, Pennsylvania for a purchase price of approximately $770,000.

8. SUBSEQUENT EVENTS:

         In April 1997, the Company entered into put and call option contracts related to its common stock for the purpose of hedging the dilution of the common stock upon the exercise of stock options granted. The Company entered into 550,000 European style (that is, exercisable at expiration only) put options for common stock with a strike price of $25.78 per share which provide for settlement in cash or in shares, at the election of the Company. The Company entered into 550,000 American style (that is, exercisable any time before expiration) call options for common stock with a strike price of $25.78 per share which provide for settlement in cash or in shares, at the election of the Company. The option premium amount was $3.4 million for these contracts, which is payable in quarterly installments through the maturity date, July 13, 2000.

         In April 1997, the Company received FCC approval for the transfer of the FCC licenses of KOVR in Sacramento, California and KDSM in Des Moines, Iowa. The Company exercised its options to acquire the license assets of KOVR and KDSM for exercise prices of $1.5 million and $1.5 million, respectively.

         On May 2, 1997, the Company filed a registration statement on Form S-4 with the Securities and Exchange Commission for the purpose of registering $200 million aggregate liquidation value of 11 5/8% High Yield Trust Offered Preferred Securities to be offered in exchange for the aforementioned existing Preferred Securities (see Note 6) issued by the Company in March 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following information should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this Quarterly Report and the audited financial statements and Management's Discussion and Analysis contained in the Company's Form 10-K, as amended, for the fiscal year ended December 31, 1996.

The following table sets forth certain operating data for comparison of the three months ended March 31, 1996 and 1997:

OPERATING DATA (dollars in thousands, except per share data):
--------------------------------------------------------------------------------

                                                          THREE MONTHS  THREE MONTHS
                                                             ENDED          ENDED
                                                            MARCH 31,     MARCH 31,
                                                              1996          1997
                                                            ---------     ---------
Net broadcast revenues ................................... $  44,176     $  98,909
Barter revenues ..........................................     3,593         9,315
                                                            ---------     ---------
Total revenues ...........................................    47,769       108,224
                                                            ---------     ---------
Operating expenses, excluding depreciation, amortization
and amortization of deferred compensation ................    19,871        55,192
Depreciation and amortization ............................    19,859        40,700
Amortization of deferred compensation ....................        --           117
                                                            ---------     ---------
Broadcast operating income ...............................     8,039        12,215
Interest expense .........................................   (10,896)      (27,065)
Trust distributions ......................................        --        (1,210)
Interest and other income ................................     1,976           546
                                                            ---------     ---------
Net loss before income tax benefit .......................      (881)      (15,514)
Income tax benefit .......................................       423         7,900
                                                            ---------     ---------
Net loss ................................................. $    (458)    $  (7,614)
                                                           =========     =========
BROADCAST CASH FLOW (BCF) DATA:
    Television BCF (a) ................................... $  22,800     $  41,201
    Radio BCF (a) ........................................        --         1,583
                                                           ---------     ---------
    Consolidated BCF (a) ................................. $  22,800     $  42,784
                                                           =========     =========

    Television BCF margin ................................      51.6%         47.3%
    Radio BCF margin .....................................        --          13.4%
    Consolidated BCF margin ..............................      51.6%         43.3%

OTHER DATA:
    Operating cash flow (b) .............................. $  21,465     $  39,300
    Operating cash flow margin ...........................      48.6%         39.7%
    After tax cash flow (c) .............................. $  12,968     $  19,471
    After tax cash flow per share (d) .................... $    0.37     $    0.50
    Program contract payments ............................ $   6,433     $  13,732
    Corporate expense .................................... $   1,335     $   3,484
-----------------------------------------------------------------------------------

----------

a)   "Broadcast  cash  flow" is  defined  as  broadcast  operating  income  plus corporate expenses, depreciation and amortization (including film amortization and amortization of deferred compensation), less cash payments for program rights. Cash program payments represent cash payments made for current programs payable and do not necessarily correspond to program usage. The Company has presented broadcast cash flow data, which the Company believes is comparable to the data provided by other companies in the industry, because such data are commonly used as a measure of performance for broadcast companies. However, broadcast cash flow does not purport to represent cash provided by operating activities as reflected in the Company's consolidated statements of cash flows, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

b) "Operating cash flow" is defined as broadcast cash flow less corporate expenses and is a commonly used measure of performance for broadcast companies. Operating cash flow does not purport to represent cash provided by operating activities as reflected in the Company's consolidated statements of cash flows, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

c) "After tax cash flow" is defined as net income (loss) plus depreciation and amortization (including film amortization and amortization of deferred compensation), less program contract payments. After tax cash flow is presented here not as a measure of operating results and does not purport to represent cash provided by operating activities. After tax cash flow should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

d) "After tax cash flow per share" is defined as after tax cash flow divided by weighted average common and common equivalent shares outstanding.

Total revenues increased to $108.2 million for the three months ended March 31, 1997 from $47.8 million for the three months ended March 31, 1996, or 126.4%. When excluding the effects of non-cash barter transactions, net broadcast revenues for the three months ended March 31, 1997 increased by 123.9% over the three months ended March 31, 1996. The increase in broadcast revenues was primarily the result of acquisitions and LMA transactions consummated by the Company in 1996 (the "1996 Acquisitions") and to a lesser extent, market growth in television broadcast revenue and television broadcast revenue on a same stations basis.

Operating expenses excluding depreciation, amortization of intangible assets and amortization of deferred compensation increased to $55.2 million for the three months ended March 31, 1997 from $19.9 million for the three months ended March 31, 1996 or 177.4%. The increase in expenses for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 was largely attributable to operating costs associated with the 1996 Acquisitions and an increase in corporate overhead expenses related primarily to the additional expense of managing a larger base of operations.

Broadcast operating income increased to $12.2 million for the three months ended March 31, 1997, from $8.0 million for the three months ended March 31, 1996, or 52.5%. The increase in broadcast operating income for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 was primarily attributable to the 1996 Acquisitions.

Interest expense increased to $27.1 million for the three months ended March 31, 1997 from $10.9 million for the three months ended March 31, 1996, or 148.6%. The increase in interest expense for the three months ended March 31, 1997 primarily related to indebtedness incurred by the Company to finance the Acquisitions. Trust distributions of $1.2 million for the three months ended March 31, 1997 are related to the private placement of $200 million aggregate liquidation rate of 11 5/8% High Yield Trust Offered Preferred Securities (the "Preferred Securities") completed March 12, 1997. Trust distributions in future quarters will be higher because such distributions will accrue for entire quarters as opposed to the partial quarter in the most recent period. Increased trust distributions will be partially offset by reductions in interest expense because a portion of the proceeds of the Preferred Securities was used to reduce indebtedness under the Company's Bank Credit Agreement.

Interest and other income decreased to $546,000 for the three months ended March 31, 1997 from $2.0 million for the three months ended March 31, 1996 or 72.7%. The decrease for the three months ended March 31, 1997 was primarily due to lower average cash balances and related interest income in the first quarter of 1997 as compared to the first quarter of 1996 resulting from cash payments made in 1996 related to the 1996 Acquisitions.

Income tax benefit increased to $7.9 million for the three months ended March 31, 1997 from $423,000 for the three months ended March 31, 1996. The increase in income tax benefit for the three months ended

March 31, 1997 as compared to the three months ended March 31, 1996 primarily related to the increase in the pre-tax loss for the three months ended March 31, 1997. The Company's effective tax rate increased slightly to 51% for the three months ended March 31, 1997 from 48% for the three months ended March 31, 1996.

The net deferred tax asset increased to $9.2 million as of March 31, 1997 from $782,000 at December 31, 1996. The increase in the Company's net deferred tax asset as of March 31, 1997 as compared to December 31, 1996 primarily results from the anticipation that the pre-tax loss incurred in the first quarter of 1997 will be used to offset future taxable income.

Net loss for the three months ended March 31, 1997 was $7.6 million or $ 0.22 per share compared to net loss of $458,000 or $0.01 per share for the three months ended March 31, 1996 due to increased amortization and interest expense related to the 1996 Acquisitions.

Broadcast cash flow increased to $42.8 million for the three months ended March 31, 1997 from $22.8 million for the three months ended March 31, 1996, or 87.7%. The increase in broadcast cash flow for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 primarily resulted from the 1996 Acquisitions and to a lesser extent, increases in net broadcast revenues on a same station basis. The Company's broadcast cash flow margin decreased to 43.3% for the three months ended March 31, 1997 from 51.6% for the three months ended March 31, 1996. Excluding the effect of radio station broadcast cash flow, television station broadcast cash flow margin decreased to 47.3% for the three months ended March 31, 1997 as compared to 51.6% for the three months ended March 31, 1996. Decrease in broadcast cash flow margins for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 primarily resulted from the lower margins of the acquired radio broadcasting assets and lower margins of certain television stations acquired during 1996. For television stations owned, operated or programmed for the three months ending March 31, 1996 and the three months ending March 31, 1997, broadcast cash flow margin increased from 52.9% to 55.8% respectively. This increase primarily resulted from expense savings related to synergies realized from the 1996 Acquisitions.

Operating cash flow increased to $39.3 million for the three months ended March 31, 1997 from $21.5 million for the three months ended March 31, 1996, 82.8%. The increase in operating cash flow for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 resulted from the 1996 Acquisitions. The Company's operating cash flow margin decreased to 39.7% for the three months ended March 31, 1997 from 48.6% for the three months ended March 31, 1996. Decrease in operating cash flow margin for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 primarily resulted from operating cost structures at certain of the acquired stations and an increase in corporate overhead expenses. Management has begun to implement and will continue to implement operating and programming expense savings resulting from synergies realized from the businesses acquired in and prior to 1996 and believes that the benefits of the implementation of these methods will result in improvement in broadcast cash flow margin and operating cash flow margin.

After tax cash flow increased to $19.5 million for the three months ended March 31, 1997 from $13.0 million for the three months ended March 31, 1996 , or 50.0%. The increase in after tax cash flow for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 primarily resulted from the 1996 Acquisitions and internal growth, offset by interest expense on the debt incurred to consummate the 1996 Acquisitions and trust distributions related to the private placement of the Preferred Securities issued during March 1997. After tax cash flow per share increased to $0.50 for the three months ended March 31, 1997 from $0.37 for the three months ended March 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1997, the Company had $36.7 million in cash balances and working capital of approximately $9.5 million. The Company's increase in cash to $36.7 million at March 31, 1997 from

$2.3 million at December 31, 1996 primarily resulted from net proceeds from the private placement of the Preferred Securities in March 1997. As of May 7, 1997, approximately $176.8 million was available for borrowing under the Bank Credit Agreement. The Company is obligated to pay approximately $78.0 million to complete the Acquisition of KUPN and expects to make this payment from existing cash balances and borrowings under the Bank Credit Agreement.

Net cash flows from operating activities increased to $28.3 million for the three months ended March 31, 1997 from $26.4 million for the three months ended March 31, 1996. The Company made income tax payments of $1.9 million for the three months ended March 31, 1997 as compared to $4.0 million for the three months ended March 31, 1996 due to anticipated tax benefits generated by the
1996 Acquisitions. The Company made interest payments on outstanding indebtedness of $30.8 million during the three months ended March 31, 1997 as compared to $.6 million for the three months ended March 31, 1996. Additional interest payments for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 primarily related to additional interest costs on indebtedness incurred to finance the 1996 Acquisitions. Program rights payments increased to $13.7 million for the three months ended March 31, 1997 from $6.4 million for the three months ended March 31, 1996, primarily as a result of the 1996 Acquisitions.

Net cash flows used in investing activities decreased to $13.9 million for the three months ended March 31, 1997 from $40.6 million for the three months ended March 31, 1996. During January 1997, the Company purchased the license and non-license assets of WWFH-FM and WILP-AM in Wilkes-Barre, Pennsylvania for approximately $770,000. In January and March 1997, the Company made cash payments of $7.0 million and $959,000 relating to the acquisition of the license and non-license assets of KUPN-TV and WGR-AM and WWWS-AM, respectively, utilizing indebtedness under the Bank Credit Agreement and existing cash balances. In May 1997, the Company made an additional payment of $2.0 million relating to the KUPN Acquisition. In March 1997, the Company made purchase option extension payments of $2.9 million relating to WSYX. The Company made payments for property and equipment of $2.2 million for the three months ended March 31, 1997. The Company has no outstanding commitments for capital expenditures other than the completion of the KUPN acquisition. The Company anticipates that future requirements for capital expenditures will include other acquisitions if suitable acquisitions can be identified on acceptable terms.

Net cash flows from financing activities increased to $19.9 million for the three months ended March 31, 1997 from $0.9 million used in financing activities for the three months ended March 31, 1996. In March 1997, the Company completed a private placement of $200 million aggregate liquidation value of 11 5/8% High Yield Trust Offered Preferred Securities (the "Preferred Securities") of Sinclair Capital, a subsidiary trust of the Company. The Preferred Securities were issued March 12, 1997, and mature March 15, 2009. The Company utilized $135 million of the approximately $194 million net proceeds of the private offering to repay outstanding debt and retained the remainder for general corporate purposes, which may include acquisitions and repurchases of shares of the Company's Class A Common Stock. In the fourth quarter of 1996, the Company negotiated the prepayment of syndicated program contract liabilities for excess syndicated programming assets. In the first quarter of 1997, the Company made final cash payments of $1.4 million related to these negotiations.

The Company anticipates that funds from operations, existing cash balances and availability of the revolving credit facility under the Bank Credit Agreement will be sufficient to meet its working capital, capital expenditures and debt service requirements for the foreseeable future. However, to the extent such funds are not sufficient, the Company may need to incur additional indebtedness, refinance existing indebtedness or raise funds from the sale of additional equity. The Bank Credit Agreement and the indentures relating to the Company's 10% Senior Subordinated Notes due 2003 and 10% Senior Subordinated Notes due 2005 restrict the incurrence of additional indebtedness and the use of proceeds of an equity issuance. In 1996, the Company filed a registration statement with the Securities and Exchange Commission with respect to the sale by the Company of 5,750,000 shares of Class A Common Stock. The Company has not yet made such an offering but may make such an offering at such time as it believes market conditions warrant. There can be no assurance as to the timing of such an offering or whether such an offering will in fact occur.

PART II

ITEM 2(C).  CHANGES IN SECURITIES


COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITY OF TRUST

In March 1997, the Company completed a private placement of $200 million aggregate liquidation value of 11 5/8% High Yield Trust Offered Preferred Securities (the "Preferred Securities") of Sinclair Capital, a subsidiary trust of the Company. The Preferred Securities were issued March 12, 1997, mature March 15, 2009, and provide for quarterly distributions to be paid in arrears beginning June 15, 1997. The Preferred Securities were sold to "qualified institutional buyers" (as defined in Rule 144A under the Securities Act of 1933, as amended) and a limited number of institutional "accredited investors" and the offering was exempt from registration under the Securities Act of 1933, as amended, (the "Securities Act") pursuant to Section 4(2) of the Securities Act and Rule 144A thereunder. Smith Barney, Inc. and Chase Securities, Inc. acted as initial purchasers for the placement. The aggregate purchase price for the Preferred Securities was $200 million and the aggregate underwriting discount was $5 million. The Company utilized $135 million of the approximately $194 million net proceeds of the private offering to repay outstanding debt and retained the remainder for general corporate purposes, which may include acquisitions and repurchases of shares of the Company's Class A Common Stock.

Pursuant to a Registration Rights Agreement entered into in connection with the private placement of the Preferred Securities, the Company is obligated to offer to holders of the Preferred Securities the right to exchange the Preferred Securities with new Preferred Securities having the same terms as the existing securities, except that the exchange of the new Preferred Securities for the existing Preferred Securities will be registered under the Securities Act of 1933, as amended and the new Preferred Securities will not be subject to an increase in distributions as a consequence of a failure to take certain actions in connection with their registration under the Securities Act. The Company was required to file the registration statement prior to May 11, 1997 and is required to complete the exchange offer by August 8, 1997.

On May 2, 1997, the Company filed a registration statement on Form S-4 with the Securities and Exchange Commission for the purpose of registering $200 million aggregate liquidation value of 11 5/8% High Yield Trust Offered Preferred Securities to be offered in exchange for the aforementioned existing Preferred Securities (see note 6) issued by the Company in March 1997.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

EXHIBIT
NUMBER                               DESCRIPTION
------                               ------------

3.1           Amended and Restated Certificate of Incorporation (1)

3.2           By-laws (2)

4.1           Indenture,  dated as of December 9, 1993, among Sinclair Broadcast
              Group,  Inc.,  its  wholly-owned   subsidiaries  and  First  Union
              National Banks of North Carolina, as trustee. (2)

4.2 Indenture, dated as of August 28, 1995, among Sinclair Broadcast Group, Inc., its wholly-owned subsidiaries and the United States Trust Company of New York as trustee. (2)

EXHIBIT
NUMBER                               DESCRIPTION
------                               ------------

4.3 Indenture, dated as of March 12, 1997 among KDSM, Inc., Sinclair Broadcast Group, Inc. and First Union National Bank of Maryland(1)

4.4 Amended and Restated Trust Agreement, dated as of March 12, 1997 among KDSM, Inc., First Union National Bank of Maryland, First Union Bank of Delaware, David D. Smith and David B. Amy (1)

10.1 Asset Purchase Agreement, dated January 31, 1997, by and between Channel 21, L.P. and KUPN, Inc. (3)

10.2 Amendment No. 4 dated as of February 20, 1997 to the Second Amended and Restated Credit Agreement dated as of May 31, 1996 by and among Sinclair Broadcast Group, Inc., Certain Subsidiary Guarantors, Certain Lenders and the Chase Manhattan Bank as Agent
              (3)

10.3 Primary Television Affiliation Agreement dated as of March 24, 1997 by and among American Broadcasting Companies, Inc., River City Broadcasting, L.P. and Chesapeake Television, Inc. (3)

10.4 Primary Television Affiliation Agreement dated as of March 24, 1997 by and among American Broadcasting Companies, Inc., River City Broadcasting, L.P. and WPGH, Inc. (3)

10.5 Purchase Agreement, dated March 5, 1997 among Sinclair Broadcast Group, Inc., KDSM, Inc., Sinclair Capital, Smith Barney Inc. and Chase Securities Inc.

10.6 Registration Rights Agreement, dated as of March 5, 1997 among Sinclair Broadcast Group, Inc., KDSM, Inc., Sinclair Capital, Smith Barney Inc. and Chase Securities Inc. (1)

10.7 Pledge and Security Agreement, dated March 12, 1997 between KDSM, Inc. and First Union National Bank of Maryland (1)

10.8 Parent Guarantee Agreement, dated March 12, 1997 between Sinclair Broadcast Group, Inc. and First Union National Bank of Maryland

11            Computation of Earnings Per Share

27            Financial Data Schedule

----------
(1) Incorporated by reference from the Company's Registration Statement on Form S-4, No. 333-26427
(2) Incorporated by reference from the Company's Registration Statement on Form S-1, No. 33-90682
(3) Incorporated by reference from the Company's Report on Form 10-K for the annual period ended December 31, 1996 (as amended)

(B) REPORTS ON FORM 8-K

    NONE.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized in the City of Baltimore, Maryland on the 12th day of May, 1997.







                                      SINCLAIR BROADCAST GROUP, INC.

                                      by:  /s/  David B. Amy
                                           --------------------------
                                           David B. Amy
                                           Chief Financial Officer
                                           Principal Accounting Officer