Form 10-K/A
period 1996-12-31
SINCLAIR BROADCAST GROUP INC
filed 1997-06-27
CIK 912752

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


Based on the closing sale price of $29.00 per share as of June 26, 1997, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $203.4 million.

As of June 26, 1997, there were 7,035,188 shares of Class A Common Stock, $.01 par value, 27,656,581 shares of Class B Common Stock, $.01 par value and 1,106,608 shares of Series B Preferred Stock, $.01 par value, of the Registrant issued and outstanding.

    In order to provide additional information about certain of its subsidiaries that no longer guarantee its indebtedness, Sinclair Broadcast Group, Inc. is amending Note 19 to its financial statements for the year ended December 31, 1996.

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

10.58         Exhibit withdrawn

10.59         Exhibit withdrawn

11            Computation of Earnings Per Share*

12            Computation of Ratio of Earnings to Fixed Charges*

21            Subsidiaries of the Company*

23            Consent of Independent Public Accountants

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

                                  SIGNATURES

   Pursuant to the requirements of Section 14 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereto duly authorized on June 27, 1997.

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

   Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on June 27, 1997.

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

Public Debt Offering

In August 1995, the Company consummated the sale of $300.0 million of 10% Senior Subordinated Notes (the 1995 Notes), due 2005, generating net proceeds to the Company of $293.2 million. The net proceeds of this offering were utilized to repay outstanding indebtedness under the then existing Bank Credit Agreement of $201.8 million with the remainder being retained and eventually utilized to make payments related to certain acquisitions consummated during 1996. In conjunction with the repayment of outstanding indebtedness under the Bank Credit Agreement, the Company recorded an extraordinary loss of $4.9 million, net of a tax benefit of $3.4 million.

Interest on the 1995 Notes is payable semiannually on March 30 and September 30 of each year, commencing March 30, 1996. Interest expense for the year ended December 31, 1995 and 1996, was $10.4 million and $30.0 million, respectively. The 1995 Notes are issued under an indenture among SBG, its subsidiaries (the guarantors) and the trustee. Costs associated with the offering totaled $6.8 million, including an underwriting discount of $6.0 million and are being amortized over the life of the debt.

The Company has the option to redeem the 1995 Notes at any time on or after September 30, 2000. Redemption prices are as follows:

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


Furthermore, at any time on or prior to September 30, 1998, the Company may redeem up to 25% of the original principal amount of the 1995 Notes with the net proceeds of a public equity offering at 110% of the principal amount. The 1995 Notes also may be redeemed by the holder at 101% of the principal amount upon occurrence of a change of control, as defined in the Indenture.

Based upon the quoted market price, the fair value of the 1995 Notes as of December 31, 1996 is $306 million.

              SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

Under the terms of the Indenture, the 1995 Notes are guaranteed by the Company and substantially all of its subsidiaries (the guarantors). The guarantors are wholly-owned, any non-guarantors are inconsequential to the consolidated financial statements and the guarantees are full, unconditional, and joint and several.

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

Under the terms of the Indenture, the 1993 Notes are guaranteed by the Company and substantially all of its subsidiaries (the guarantors). The guarantors are wholly-owned, any non-guarantors are inconsequential to the consolidated financial statements and the guarantees are full, unconditional, and joint and several.

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

KUPN Acquisition

In January 1997, the Company entered into a purchase agreement to acquire the license and non-license assets of KUPN-TV, the UPN affiliate in Las Vegas, Nevada, for a purchase price of $87 million. Upon entering into this agreement, the Company made a cash deposit payment of $5 million. The Company plans to consummate the transaction following FCC approval.

Preferred Securities Offering

In March 1997, the Company completed a private placement (the "Preferred Securities Offering") of $200 million aggregate liquidation value of 11 5/8% High Yield Trust Offered Preferred Securities (the "Preferred Securities") of Sinclair Capital, a subsidiary trust of the Company. The Preferred Securities were issued March 12, 1997, mature March 15, 2009, and provide for quarterly distributions to be paid in arrears beginning June 15, 1997. The Company utilized $135 million of the approximately $194 million in net proceeds of the Preferred Securities Offering to repay outstanding indebtedness under the Bank Credit Agreement and retained the remainder for general corporate purposes, which may include acquisitions and repurchases of the Company's Class A Common Stock.

The Company's payment of obligations under the 1993 Notes and the 1995 Notes were guaranteed prior to the Preferred Securities Offering by all of the Company's subsidiaries other than Cresap Enterprises, Inc. The Company believes that Cresap Enterprises, Inc. is inconsequential to the operations of the Company. In conjunction with the Preferred Securities Offering, KDSM, Inc., KDSM Licensee, Inc. and Sinclair Capital (the "Non-Guarantor Subsidiaries") are no longer guarantors of indebtedness under the 1993 Notes or the 1995 Notes. The following supplemental financial information sets forth on a condensed basis the balance sheet and statement of operations as of and for the year ended December 31, 1996 for Sinclair Broadcast Group, Inc. (without its subsidiaries, the "Parent"), the Non-Guarantor Subsidiaries, and the subsidiaries (the "Guarantor Subsidiaries") that continue to guarantee indebtedness under the 1993 Notes and the 1995 Notes. Certain reclassifications have been made to provide for uniform disclosure of all periods presented. The Company believes that these reclassifications are not material.


                                                  Guarantor      Non-Guarantor   Elimination
                                        Parent   Subsidiaries     Subsidiaries      Entries            Total

Cash, including cash equivalents   $      256    $    2,082     $           3    $          -       $    2,341
Accounts receivable, net                  158       110,103             2,052               -          112,313
Other current assets                    6,848        45,272               996               -           53,116


                                    ---------    ----------     -------------    ------------      -----------
Total current assets                    7,262       157,457             3,051               -          167,770


Other long-term assets, net         1,514,627       195,056             4,092      (1,430,551)         283,224
Acquired intangible broadcasting
   assets, net                         22,823     1,199,950            33,530               -        1,256,303


                                    ---------    ----------     -------------    ------------       ----------
Total assets                       $1,544,712   $ 1,552,463     $      40,673    $ (1,430,551)      $1,707,297
                                   ==========   ===========     =============    ============       ==========


Accounts payable and accrued
   expenses                        $   20,471   $    26,474     $         701    $          -       $   47,646
Notes payable and commercial
   bank financing                      61,500             -                 -               -           61,500
Other current liabilities               1,068     1,364,259             1,505      (1,302,333)          64,499


                                    ---------    ----------     -------------    ------------       -----------
Total current liabilities              83,039     1,390,733             2,206      (1,302,333)         173,645


Notes payable and commercial bank
   financing                        1,212,000             -                 -               -        1,212,000
Other long-term liabilities             7,702        62,927               952               -           71,581


                                    ---------    ----------     -------------    ------------       -----------
Total liabilities                   1,302,741     1,453,660            3,158       (1,302,333)        1,457,226


Minority interest in consolidated
   subsidiaries                         3,880             -                 -               -             3,880


Equity put options                      8,938             -                -                -             8,938


Stockholders' equity                  229,153        98,803            37,515       (128,218)           237,253

                                    ---------    ----------     -------------    ------------       -----------
Total liabilities and stockholders'
   equity                          $1,544,712    $1,552,463     $      40,673    $(1,430,551)       $ 1,707,297
                                   ==========   ===========     =============    ============       ===========



                                                       Guarantor      Non-Guarantor  Elimination
                                        Parent        Subsidiaries     Subsidiaries    Entries            Total



Total revenues                     $        -        $    373,629     $      4,859    $        -      $    378,488

Progam and production, including
   barter expenses                          -              91,087              754             -            91,841

Selling, general and administrative     5,462              69,145            1,317             -            75,924

Amortization of program contract
   costs and net realizable value
   adjustments                              -              46,933              864             -            47,797

Amortization of acquired intangible
   broadcasting assets, non-compete
   and consulting agreements and
   other assets                         7,976              50,010              544             -            58,530

Other depreciation and amortization       809              14,493              191             -            15,493

                                   -----------       ------------     ------------    ----------      ------------
Broadcast operating income            (14,247)            101,961            1,189             -            88,903


Interest and amortization of debt
   discount expense                   (83,814)            (84,314)               -        83,814           (84,314)

Interest and other income (expense)    87,592                (300)               -       (83,814)            3,478

Income (loss) before provision     -----------       ------------     ------------    ----------      ------------
   (benefit) for income taxes         (10,469)             17,347            1,189             -             8,067

Provision (benefit) for income
   taxes                                 (422)              6,873              485             -             6,936

                                   ----------        ------------     ------------    ----------      ------------
Net income (loss)                  $  (10,047)       $     10,474     $        704    $        -      $      1,131
                                   ==========        ============     ============    ==========      ============


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