Form 10-Q
period 1997-06-30
SINCLAIR BROADCAST GROUP INC
filed 1997-08-14
CIK 912752

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          [X]     SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

As of August 11, 1997, there are 7,168,941 shares of Class A Common Stock, $.01 par value, 27,576,581 shares of Class B Common Stock, $.01 par value and 1,091,825 shares of Series B Preferred Stock, $.01 par value, convertible into 3,970,277 shares of Class A Common Stock, of the Registrant issued and outstanding.

In addition, 2,000,000 shares of $200 million aggregate liquidation value of 11 5/8% High Yield Trust Offered Preferred Securities of Sinclair Capital, a subsidiary trust of Sinclair Broadcast Group, Inc. are issued and outstanding.

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES

                                    Form 10-Q
                       For the Quarter Ended June 30, 1997

                                Table of Contents
                                                                            Page

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

        Consolidated Balance Sheets as of December 31, 1996 and
               June 30, 1997................................................   3

        Consolidated Statements of Operations for the Three Months and Six
               Months Ended June 30, 1996 and 1997..........................   4

        Consolidated Statements of Stockholders' Equity for the Six Months
               Ended June 30, 1997..........................................   5

        Consolidated Statements of Cash Flows for the Six Months
               Ended June 30, 1996 and 1997.................................   6

        Notes to Unaudited Consolidated Financial Statements................   7

Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations..........................  13


PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings..............................................  19

    Item 5.  Other Information..............................................  19

    Item 6.  Exhibits and Reports on Form 8-K ..............................  22


Signature...................................................................  23

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                          DECEMBER 31,         JUNE 30,
                                         ASSETS                                                1996               1997
                                                                                          ---------------     --------------
CURRENT ASSETS:
    Cash and cash equivalents.......................................................      $        2,341      $       2,740
    Accounts receivable, net of allowance for doubtful accounts.....................             112,313            102,093
    Current portion of program contract costs.......................................              44,526             34,768
    Prepaid expenses and other current assets.......................................               3,704              4,054
    Deferred barter costs...........................................................               3,641              4,267
    Deferred tax asset .............................................................               1,245              8,188
                                                                                           -------------       ------------
           Total current assets.....................................................             167,770            156,110

PROGRAM CONTRACT COSTS, less current portion........................................              43,037             30,778
LOANS TO OFFICERS AND AFFILIATES....................................................              11,426             11,241
PROPERTY AND EQUIPMENT, net.........................................................             154,333            156,681
NON-COMPETE AND CONSULTING AGREEMENTS, net..........................................              10,193              2,250
OTHER ASSETS .......................................................................              64,235             71,970
ACQUIRED INTANGIBLE BROADCASTING ASSETS, net........................................       $   1,256,303       $  1,333,475
                                                                                           -------------       ------------
    Total Assets....................................................................       $   1,707,297       $  1,762,505
                                                                                           =============       ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable................................................................       $      11,886       $      5,310
    Income taxes payable............................................................                 730                  -
    Accrued liabilities.............................................................              35,030             39,023
    Current portion of long-term liabilities-
        Notes payable and commercial bank financing.................................              62,144             65,500
        Capital leases payable......................................................                  44                 11
        Notes and capital leases payable to affiliates..............................               1,774              1,370
        Program contracts payable...................................................              58,461             49,766
    Deferred barter revenues........................................................               3,576              4,458
                                                                                           -------------       ------------
           Total current liabilities................................................             173,645            165,438
LONG-TERM LIABILITIES:
    Notes payable and commercial bank financing.....................................           1,212,000          1,097,000
    Capital leases payable..........................................................                   -                 30
    Notes and capital leases payable to affiliates..................................              12,185             11,872
    Program contracts payable.......................................................              56,194             46,670
    Deferred tax liability..........................................................                 463                  -
    Other long-term liabilities.....................................................
                                                                                                   2,739              4,960
                                                                                           -------------       ------------
    Total liabilities                                                                          1,457,226          1,325,970
                                                                                           -------------       ------------

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES......................................               3,880              3,897

EQUITY PUT OPTIONS .................................................................               8,938                  -

COMPANY OBLIGATED MANDATORILY REDEEMABLE SECURITIES OF SUB-
    SIDIARY TRUST HOLDING SOLELY KDSM SENIOR DEBENTURES (Note 6)....................                   -            200,000

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value, 10,000,000 shares authorized and 1,138,138
        and 1,106,608 shares issued and outstanding, respectively...................                  11                  11
    Class A Common stock, $.01 par value, 100,000,000 shares authorized
        and 6,911,880 and 7,100,188 shares issued and outstanding, respectively.....                  70                  71
    Class B Common stock, $.01 par value, 35,000,000 shares authorized
        and 27,850,581 and 27,591,581 shares issued and outstanding.................                 279                 277
    Additional paid-in capital......................................................             256,954             234,812
    Additional paid-in capital - deferred compensation..............................             (1,129)                (896)
    Additional paid-in capital - equity put options.................................                   -              23,117
    Accumulated deficit.............................................................            (18,932)             (24,754)
           Total stockholders' equity...............................................             237,253             232,638
           Total Liabilities and Stockholders' Equity...............................      $    1,707,297       $   1,762,505
                                                                                          ==============       =============

The accompanying notes are an integral part of these unaudited consolidated statements.

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                      THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                           JUNE 30,                      JUNE 30,
                                                                      1996           1997           1996           1997
                                                                   -----------    -----------    -----------    -----------
REVENUES:
    Station broadcast revenues, net of agency commissions..........$   73,163     $  120,792     $  117,339     $  219,701
    Revenues realized from station barter arrangements.............     5,978         10,555          9,571         19,870
                                                                   ----------     ----------     ----------     ----------
           Total revenues..........................................    79,141        131,347        126,910        239,571

OPERATING EXPENSES:
    Program and production.........................................    13,051         24,253         20,699         46,760
    Selling, general and administrative............................    14,976         26,393         24,268         51,634
    Expenses realized from station barter arrangements.............     4,928          8,859          7,859         16,303
    Amortization of program contract costs and net
        realizable value adjustments...............................     9,840         13,400         17,557         30,918
    Amortization of deferred compensation..........................       506            116            506            233
    Depreciation and amortization of property and equipment........     2,079          4,179          3,544          8,340
    Amortization of acquired intangible broadcasting assets,
        non-compete and consulting agreements and other assets.....    13,715         18,371         24,392         37,392
                                                                   ----------     ----------     ----------     ----------
           Total operating expenses................................    59,095         95,571         98,825        191,580
                                                                   ----------     ----------     ----------     -- -------
           Broadcast operating income..............................    20,046         35,776         28,085         47,991
                                                                   ----------     ----------     ----------     ----------

OTHER INCOME (EXPENSE):
    Interest and amortization of debt discount expense............    (16,750)       (24,928)       (27,646)       (51,993)
    Subsidiary trust minority interest expense....................          -         (5,797)             -         (7,007)
    Interest income...............................................        798            638          2,521          1,040
    Other income (expense)........................................        398            (97)           651             47
                                                                   ----------     ----------     ----------     ----------
           Income (loss) before income tax provision..............      4,492          5,592          3,611         (9,922)

INCOME TAX (PROVISION) BENEFIT....................................     (2,523)        (3,800)        (2,100)         4,100
                                                                   ----------     ----------     ----------     ----------

NET INCOME (LOSS)................................................. $    1,969     $    1,792     $    1,511     $   (5,822)
                                                                   ==========     ==========     ==========     ==========


Net income (loss) per common share................................ $     0.05     $     0.05     $     0.04     $    (0.17)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING .......................     34,750         34,639         34,750         34,746

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING..     36,325         38,790         35,546         38,913
                                                                   ==========     ==========     ==========     ==========


The accompanying notes are an integral part of these unaudited consolidated statements.

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997
                                 (IN THOUSANDS)

                                                                                                    ADDITIONAL       ADDITIONAL
                                                                                                     PAID-IN          PAID-IN
                                            SERIES B       CLASS A      CLASS B     ADDITIONAL      CAPITAL -        CAPITAL -
                                            PREFERRED      COMMON       COMMON        PAID-IN       EQUITY PUT        DEFERRED
                                              STOCK         STOCK        STOCK        CAPITAL        OPTIONS        COMPENSATION
                                           -------------- ------------ ------------ -------------- --------------- -----------------
BALANCE, December 31, 1996..............   $        11    $     70     $     279     $  256,954     $         -     $      (1,129)

    Repurchase of 186,000 shares of
        Class A Common Stock............             -          (2)            -         (4,597)              -                 -
    Class B Common Stock converted
        into Class A Common Stock.......             -           2            (2)             -               -                 -
    Series B Preferred Stock converted
        into Class A Common Stock.......             -           1             -             (1)              -                 -
    Equity put options..................             -           -             -        (14,179)         23,117                 -
    Equity put options premium..........             -           -             -         (3,365)              -                 -
    Amortization of deferred
        compensation....................             -           -             -              -               -               233
    Net loss............................             -           -             -              -               -                 -
                                           ============== ============ ============ ============== =============== =================

BALANCE, June 30, 1997..................   $        11    $     71     $     277     $  234,812    $     23,117     $        (896)
                                           ============== ============ ============ ============== =============== =================



                                                                   TOTAL
                                              ACCUMULATED      STOCKHOLDERS'
                                                DEFICIT           EQUITY
                                             ----------------- ----------------


BALANCE, December 31, 1996..............     $      (18,932)    $    237,253

    Repurchase of 186,000 shares of
        Class A Common Stock............                  -           (4,599)
    Class B Common Stock converted
        into Class A Common Stock.......                  -                -
    Series B Preferred Stock converted
        into Class A Common Stock.......                  -                -
    Equity put options..................                  -            8,938
    Equity put options premium..........                  -           (3,365)
    Amortization of deferred
        compensation....................                  -              233
    Net loss............................             (5,822)          (5,822)
                                             ================= ================

BALANCE, June 30, 1997..................      $     (24,754)    $    232,638
                                             ================= ================


The accompanying notes are an integral part of these unaudited consolidated statements.

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)

                                                                                          SIX MONTHS ENDED
                                                                                              JUNE 30,
CASH FLOWS FROM OPERATING ACTIVITIES:                                                   1996            1997
                                                                                    --------------- ---------------
    Net income (loss).............................................................  $      1,511    $     (5,822)
    Adjustments to reconcile net income (loss) to net cash flows from operating activities-
        Depreciation and amortization of property and equipment...................         3,544           8,340
        Amortization of acquired intangible broadcasting assets,
           non-compete and consulting agreements and other assets.................        24,392          37,392
        Amortization of program contract costs and net realizable value                   17,557          30,918
adjustments
        Amortization of deferred compensation.....................................           506             233
        Deferred tax provision (benefit)..........................................           488          (7,406)
    Changes in assets and liabilities, net of effects of acquisitions and dispositions-
        (Increase) decrease in accounts receivable, net...........................       (12,006)          9,947
        Increase in prepaid expenses and other current assets.....................           (68)           (358)
        Increase in other assets and acquired intangible broadcasting assets......           (43)              -
        Increase (decrease) in accounts payable and accrued liabilities...........         6,344          (3,916)
        Decrease in income taxes payable..........................................        (3,944)           (730)
        Net effect of change in deferred barter revenues
           and deferred barter costs..............................................           328             236
        Decrease in other long-term liabilities...................................           (58)           (109)
        Increase (decrease)  in minority interest.................................           (33)             17
    Payments on program contracts payable.........................................       (12,071)        (26,259)
        Net cash flows from operating activities..................................        26,447          42,483
CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of property and equipment...........................................      (2,114)         (8,286)
    Payments for acquisition of television and radio stations.......................     (34,726)        (89,382)
    Payments related to the acquisition of the non-license assets of
        River City Broadcasting.....................................................    (811,260)              -
    Payment for acquisition of certain other non-license assets.....................     (29,532)              -
    Payments to exercise options to acquire certain FCC licenses....................           -          (8,524)
    Payment for the purchase of outstanding stock of Superior Communications, Inc...     (63,275)              -
    Payments for consulting and non-compete agreements..............................         (50)              -
    Purchase option extension payments relating to WSYX.............................           -          (6,499)
    Loans to officers and affiliates................................................           -            (650)
    Repayments of loans to officers and affiliates..................................         258             748
    Distribution (investment) in joint venture......................................        (364)            381
    Payments relating to future acquisitions........................................      (1,063)           (217)
           Net cash flows used in investing activities..............................    (942,126)       (112,429)
                                                                                    ------------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from notes payable, commercial bank financing and capital leases.......     897,000          92,546
    Repayments of notes payable, commercial bank  financing and capital leases......     (67,915)       (204,193)
    Payments of costs relating to financing.........................................     (20,009)         (4,669)
    Payments for interest rate derivative agreements................................        (851)              -
    Repurchases of the Company's Class A Company Stock..............................           -          (4,599)
    Proceeds from Subsidiary Trust Securities offering, net of $5,000 underwriters'            -         195,000
discount
    Payments of costs related to Subsidiary Trust Securities offering...............           -          (1,650)
    Prepayments of excess syndicated program contract liabilities...................           -          (1,373)
    Repayments of notes and capital leases to affiliates............................        (800)           (717)
                                                                                    ------------     -----------
           Net cash flows from financing activities.................................     807,425          70,345
                                                                                    ------------     -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS................................    (108,254)            399
CASH AND CASH EQUIVALENTS, beginning of period......................................     112,450           2,341
                                                                                    ------------     -----------
CASH AND CASH EQUIVALENTS, end of period............................................$      4,196    $      2,740
                                                                                    ============    ===========
SUPPLEMENTAL DISCLOSURES:
    Interest payments...............................................................$     29,472    $    55,723
                                                                                    ============    ===========
    Subsidiary trust minority interest payments.....................................$          -    $     6,006
                                                                                    ============    ===========
    Income tax payments.............................................................$      5,586    $     5,298
                                                                                    ============    ===========
    Issuance of 1,150,000 shares of Series A Preferred Stock........................$    125,079    $         -
                                                                                    ============    ===========

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

INTERIM FINANCIAL STATEMENTS

The consolidated financial statements for the six months ended June 30, 1996 and 1997 are unaudited, but in the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial position and results of operations, and cash flows for these periods.

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

3.   FINANCIAL INFORMATION BY SEGMENT (IN THOUSANDS):

Prior to the acquisition of River City Broadcasting, L.P. in May 1996, the Company did not own or operate radio stations. As of June 30, 1997, the Company consisted of two principal business segments - television broadcasting and radio broadcasting. The Company owns or provides programming services pursuant to LMAs to 29 television stations located in 21 geographically diverse markets in the continental United States. The Company owns or provides programming services pursuant to JSAs to 25 radio stations in seven geographically diverse markets. Substantially all revenues represent income from unaffiliated companies.


                                                                            TELEVISION                    TELEVISION
                                                                        THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                             JUNE 30,                      JUNE 30,

                                                                        1996           1997          1996           1997
                                                                        ----           ----          ----           ----
Total revenues....................................................  $    74,275    $   114,377   $   122,044    $   210,151
Station operating expenses........................................       29,725         48,008        49,596         92,645
Depreciation, program amortization and deferred compensation......       12,296         17,134        21,478         38,368
Amortization of intangibles and other assets......................       13,197         15,086        23,874         30,901
                                                                    -----------    -----------    ----------    -----------

Station broadcast operating income................................  $    19,057    $    34,149    $   27,096    $    48,237
                                                                    ===========    ===========    ==========    ===========
Total assets......................................................  $ 1,390,854    $ 1,456,776    $1,390,854    $ 1,456,776
                                                                    ===========    ===========    ==========    ===========

Capital expenditures..............................................  $     1,272    $     4,167    $    2,092    $     6,194
                                                                    ===========    ===========    ==========    ===========


                                                                               RADIO                        RADIO
                                                                        THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                             JUNE 30,                      JUNE 30,

                                                                        1996           1997          1996           1997
                                                                        ----           ----          ----           ----
Total revenues....................................................  $      4,866    $   16,970    $    4,866    $    29,420
Station operating expenses........................................         3,230        11,497         3,230         22,052
Depreciation, program amortization and deferred compensation......           129           561           129          1,123
Amortization of intangibles and other assets......................           518         3,285           518          6,491
                                                                    ------------    ----------    ----------    -----------

Station broadcast operating income (loss).........................  $        989    $    1,627    $      989    $      (246)
                                                                    ============    ==========    ==========    ============

Total assets......................................................  $    236,124    $  305,729    $  236,124    $   305,729
                                                                    ============    ==========    ==========    ===========

Capital expenditures..............................................  $         22    $    1,874    $       22    $     2,092
                                                                    ============    ==========    ==========    ===========

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

5.   EQUITY PUT AND CALL OPTIONS:

During December 1996, the Company entered into physically settled in cash put and call option contracts related to the Company's common stock. These option contracts were entered into for the purpose of hedging the dilution of the Company's common stock upon the exercise of stock options granted. The Company entered into 250,000 call options for common stock and 320,600 put options for common stock, with a strike price of $37.75 and $27.88 per common share, respectively. To the extent that the Company entered into put option contracts, the additional paid-in capital amounts were adjusted accordingly and reflected as Equity Put Options in the accompanying balance sheet as of December 31, 1996. In March 1997, the Company amended its put option contracts from physically settled in cash to physically or net physically settled in shares, at the election of the Company, and reclassified amounts reflected as Equity Put Options to "Additional paid in capital - equity put options" as reflected in the accompanying balance sheet as of June 30, 1997.

In April 1997, the Company entered into put and call option contracts related to its common stock for the purpose of hedging the dilution of the common stock upon the exercise of stock options granted. The Company entered into 550,000 European style (that is, exercisable on the expiration date only) put options for common stock with a strike price of $25.78 per share which provide for settlement in cash or in shares, at the election of the Company. The Company entered into 550,000 American style (that is, exercisable any time before the expiration date) call options for common stock with a strike price of $25.78 per share which provide for settlement in cash or in shares, at the election of the Company. The option premium amount of $3.4 million for these contracts, which was recorded as a reduction of additional paid in capital, is payable in quarterly installments of 8.1% per annum through the maturity date, July 13, 2000.

6.   COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED
     SECURITIES OF SUBSIDIARY TRUST:

In March 1997, the Company completed a private placement of $200 million aggregate liquidation value of 11 5/8% High Yield Trust Offered Preferred Securities (the "Preferred Securities") of Sinclair Capital, a subsidiary trust of the Company. The Preferred Securities were issued March 12, 1997, mature March 15, 2009, and provide for quarterly distributions to be paid in arrears beginning June 15, 1997. The Preferred Securities were sold to "qualified institutional buyers" (as defined in Rule 144A under the Securities Act of 1933, as amended) and a limited number of institutional "accredited investors" and the offering was exempt from registration under the Securities Act of 1933, as amended ("the Securities Act"), pursuant to Section 4(2) of the Securities Act and Rule 144A thereunder. The Company utilized $135 million of the approximately $193.4 million net proceeds of the private placement to repay outstanding debt and retained the remainder for general corporate purposes, which may include acquisitions and repurchases of shares of the Company's Class A Common Stock.

Pursuant to a Registration Rights Agreement entered into in connection with the private placement of the Preferred Securities, the Company has offered holders of the Preferred Securities the right to exchange the Preferred Securities for new Preferred Securities having the same terms as the existing securities, except that the exchange of the new Preferred Securities for the existing Preferred Securities has been registered under the Securities Act and the new Preferred Securities will not be subject to an increase in distributions thereon as a consequence of a failure to take certain actions in connection with their registration under the Securities Act. The Company was required to file the registration statement prior to May 11, 1997 and is required to complete the exchange offer by August 9, 1997 in order to avoid being subject to increased distributions on the securities issued in the private placement.

On May 2, 1997, the Company filed a registration statement on Form S-4 with the Securities and Exchange Commission for the purpose of registering $200 million aggregate liquidation value of 11 5/8% High Yield Trust Offered Preferred Securities to be offered in exchange for the aforementioned existing Preferred Securities issued by the Company in March 1997. On July 14, 1997, the Securities and Exchange Commission declared the Company's Exchange Offer on Form S-4 effective. The Exchange Offer and Withdrawal Rights will expire on August 11, 1997, unless extended.

7.   ACQUISITIONS:

In January 1997, the Company entered into a purchase agreement to acquire the license and non-license assets of KUPN-TV, the UPN affiliate in Las Vegas, Nevada, for a purchase price of $87 million. Under the terms of this agreement, the Company made cash deposit payments of $9.0 million and in May 1997, the Company closed on the acquisition making a cash payment of $78 million for the remaining balance of the purchase price. The Company financed the transaction by utilizing indebtedness under the Third Amended and Restated Credit Agreement ("the Bank Credit Agreement").

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

In April 1997, the Company received FCC approval for the transfer of the FCC licenses of KOVR-TV in Sacramento, California and KDSM-TV in Des Moines, Iowa. The Company exercised its options to acquire the license assets of KOVR-TV and KDSM-TV for exercise prices of $1.5 million and $1.5 million, respectively.

In May 1997, the Company received FCC approval for the transfer of the FCC licenses of KDNL-TV, KPNT-FM and WVRV-FM in St. Louis, Missouri. The Company exercised its options to acquire the television and radio license assets for exercise prices of $1.9 million and $1.2 million, respectively.

In June 1997, the Company received FCC approval for the transfer of the FCC license of KABB-TV in San Antonio, Texas. The Company exercised its option to acquire the license assets of KABB-TV for an exercise price of $2.3 million.

8.    INTEREST RATE DERIVATIVE AGREEMENTS:

The Company has entered into interest rate derivative agreements to reduce the impact of changing interest rates on its floating rate debt, primarily relating to the Bank Credit Agreement. In May 1996, the Company amended its Bank Credit Agreement. The agreement requires the Company to enter into Interest Rate Protection Agreements at rates not to exceed 9.5% per annum as to a notional principal amount at least equal to 66 2/3% of the Tranche A term loans scheduled to be outstanding from time to time and 9.75% per annum as to a notional principal amount of 66 2/3% of the aggregate amount of Tranche B term loans scheduled to be outstanding from time to time.

At June 30, 1997, the Company had several interest rate swap agreements relating to the Bank Credit Agreement which expire from June 30, 1997 to June 30, 2000. The swap agreements set rates in the range of 5.55% to 8.00%. The notional amounts related to these agreements were $988.4 million at June 30, 1997, and decrease to $50.0 million through the expiration dates. The Company has no intentions of terminating these instruments prior to their expiration dates unless it were to prepay a portion of its bank debt.

The floating interest rates are based upon the three month London Interbank Offered Rate (LIBOR) rate, and the measurement and settlement is performed quarterly. Settlements of these agreements are recorded as adjustments to interest expense in the relevant periods. The Company estimates the aggregate cost to retire these instruments at June 30, 1997 to be $351,000.

9.   AMENDMENT TO BANK CREDIT AGREEMENT:

The Company amended its Bank Credit Agreement on May 20, 1997. The Bank Credit Agreement consists of two classes: Tranche A Term Loan and a Revolving Credit Commitment.

The Tranche A Term Loan is a term loan in a principal amount not to exceed $600 million and is scheduled to be paid in quarterly installments through December 31, 2004. The Revolving Credit Commitment is a revolving credit facility in a principal amount not to exceed $400 million and is scheduled to have reduced availability quarterly beginning March 31, 2000 through December 31, 2004. As of June 30, 1997, outstanding indebtedness under the Tranche A Term Loan and the Revolving Credit Commitment were $600 million and $16.5 million, respectively. The Company incurred amendment acquisition costs of approximately $4.7 million associated with this indebtedness which are being amortized over the life of the debt.

The applicable interest rate for the Tranche A Term Loan and the Revolving Credit Tranche is either LIBOR plus 0.5% to 1.875% or the base rate plus zero to 0.625%. The applicable interest rate for the Tranche A Term Loan and the Revolving Credit Tranche is adjusted based on the ratio of total debt to four quarters' trailing earnings before interest, taxes, depreciation and amortization.

10.  SUBSEQUENT EVENTS:

9% SENIOR SUBORDINATED NOTES DUE 2007

In July 1997, the Company completed an issuance of $200 million aggregate principal amount of 9% Senior Subordinated Notes (the "1997 Notes"). The 1997 Notes were offered July 2, 1997, mature July 15, 2007, and provide for interest payments payable semi-annually on January 15 and July 15 of each year, commencing January 15, 1998. The 1997 Notes were sold to "qualified institutional buyers" (as defined in Rule 144A under the Securities Act) and a limited number of institutional "accredited investors" and the offering was exempt from registration under the Securities Act, pursuant to Section 4(2) of the Securities Act and Rule 144A thereunder. The Company utilized $162.5 million of the approximately $196 million net proceeds of the private issuance to repay outstanding debt and retained the remainder for general corporate purposes, which may include acquisitions and repurchases of shares of the Company's Class A Common Stock.

Pursuant to a Registration Rights Agreement entered into in connection with the private placement of the 1997 Notes, the Company is obligated to offer to holders of the 1997 Notes the right to exchange the 1997 Notes with new 1997 Notes having the same terms as the existing notes, except that the exchange of the new 1997 Notes for the existing 1997 Notes will be registered under the Securities Act and the new 1997 Notes will not be subject to an increase in interest payable as a consequence of a failure to take certain actions in connection with their registration under the Securities Act. The Company is required to file the registration statement prior to August 31, 1997 and is required to complete the exchange offer by December 14, 1997 in order to avoid being subject to increased interest payable on the 1997 Notes.

AGREEMENT TO ACQUIRE HERITAGE MEDIA GROUP RADIO AND TELEVISION STATIONS

In July 1997, the Company entered into a purchase agreement to acquire the license and non-license assets of the radio and television stations of Heritage Media Group, Inc. ("Heritage") for $630 million in cash upon the closing of Heritage's merger agreement with The News Corporation Limited, which remains subject to regulatory approval. The acquisition is expected to occur in the first quarter of 1998. The Company anticipates that it will finance the Heritage acquisition through additional bank financing, or through a combination of additional bank financing and proceeds from an offering of securities.

EXERCISE AND ASSIGNMENT OF FCC LICENSE OPTIONS

In July 1997, the Company received FCC approval for the transfer of the FCC license of WLOS-TV in Asheville, North Carolina. The Company exercised its option to acquire the license assets of WLOS-TV for an exercise price of $2.1 million.

In July 1997, the Company made an option exercise payment of $.5 million to River City Broadcasting, L.P. related to the license assets of WFBC-TV in Greenville, South Carolina. Simultaneously, the Company assigned its option to acquire the license assets of WFBC-TV to Glencairn, Ltd. for an option assignment fee of $2.0 million and entered into an LMA with Glencairn, Ltd. whereby the Company, in exchange for an hourly fee, obtained the right to program and sell advertising on substantially all of the station's inventory of broadcast time.

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

The matters discussed below include forward-looking statements. Such statements are subject to a number of risks and uncertainties, such as the impact of changes in national and regional economies, successful integration of acquired television and radio stations (including achievement of synergies and cost reductions), pricing fluctuations in local and national advertising, availability of capital and volatility in programming costs. Additional risk factors regarding the Company are set forth in the Company's registration statement on Form S-4 filed with the Securities and Exchange Commission on July 14, 1997.

The following table sets forth certain operating data for comparison of the three months and six months ended June 30, 1996 and 1997:

OPERATING DATA (dollars in thousands, except per share data):
--------------------------------------------------------------------------------

                                                       THREE MONTHS                THREE MONTHS
                                                       ENDED JUNE 30,             ENDED JUNE 30,
                                                       --------------             --------------
                                                     1996        1997         1996            1997
                                                     ----        ----         ----            ----
Net broadcast revenues .......................   $  73,163     $ 120,792     $ 117,339     $ 219,701
Barter revenues ..............................   $   5,978     $  10,555     $   9,571     $  19,870
                                                 ---------     ---------     ---------     ---------
Total revenues ...............................   $  79,141     $ 131,347     $ 126,910     $ 239,571
                                                 ---------     ---------     ---------     ---------
Operating expenses, excluding depreciation,
  amortization and  amortization of deferred
  compensation ...............................      32,955        59,505        52,826       114,697
Depreciation and amortization ................      25,634        35,950        45,493        76,650
Amortization of deferred compensation ........         506           116           506           233
                                                 ---------     ---------     ---------     ---------
Broadcast operating income ...................      20,046        35,776        28,085        47,991
Interest expense .............................    (16, 750)      (24,928)      (27,646)      (51,993)
Subsidiary trust minority interest expense ...          --        (5,797)           --        (7,007)
Interest and other income ....................       1,196           541         3,172         1,087
Net income (loss) before income tax benefit ..       4,492         5,592         3,611        (9,922)
Income tax (provision) benefit ...............      (2,523)       (3,800)       (2,100)        4,100
                                                 ---------     ---------     ---------     ---------
Net income (loss) ............................   $   1,969     $   1,792     $   1,511     $  (5,822)
                                                 =========     =========     =========     =========
BROADCAST CASH FLOW (BCF) DATA:
       Television BCF (a) ....................   $  40,509     $  56,832     $  63,309     $  98,032
       Radio BCF (a) .........................       1,770         5,984         1,770         7,568
                                                 ---------     ---------     ---------     ---------
       Consolidated BCF (a) ..................   $  42,279     $  62,816     $  65,079     $ 105,600
                                                 =========     =========     =========     =========
       Television BCF margin (b) .............        59.3%         54.5%         56.3%         51.2%
       Radio BCF margin (b) ..................        36.4%         36.3%         36.4%         26.7%
       Consolidated BCF margin (b) ...........        57.8%         52.0%         55.5%         48.1%

OTHER DATA:
       Adjusted EBITDA (c) ...................   $  40,548     $  59,315     $  62,013     $  98,615
       Adjusted EBITDA margin (b) ............        55.4%         49.1%         52.8%         44.9%
       After tax cash flow (d) ...............   $  21,916     $  25,486     $  30,441     $  32,737
       Program contract payments .............   $   5,638     $  12,527     $  12,071     $  26,259
       Corporate expense .....................   $   1,731     $   3,501     $   3,066     $   6,985
----------------------------------------------   ---------     ---------     ---------     ---------

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

b) "BCF margin" is defined as broadcast cash flow divided by net broadcast revenues. "Adjust EBITDA margin" is defined as adjusted EBITDA divided by net broadcast revenues.

c) "Adjusted EBITDA" is defined as broadcast cash flow less corporate expenses and is a commonly used measure of performance for broadcast companies. Adjusted EBITDA does not purport to represent cash provided by operating activities as reflected in the Company's consolidated statements of cash flows, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

d) "After tax cash flow" is defined as net income (loss) plus depreciation and amortization (excluding film amortization), non-cash deferred compensation expense, and the deferred tax provision (or minus the deferred tax benefit). After tax cash flow is presented here not as a measure of operating results and does not purport to represent cash provided by operating activities. After tax cash flow should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

Total revenues increased to $131.3 million for the three months ended June 30, 1997 from $79.1 million for the three months ended June 30, 1996, or 66.0%. After excluding the effects of non-cash barter transactions, net broadcast revenues for the three months ended June 30, 1997 increased by 65.3% over the three months ended June 30, 1996. Total revenues increased to $239.6 million for the six months ended June 30, 1997 from $126.9 million for the six months ended June 30, 1996 or 88.8%. After excluding the effects of non-cash barter transactions, net broadcast revenues for the six months ended June 30, 1997 increased by 87.2% over the six months ended June 30, 1997. These increases in broadcast revenues were primarily the result of acquisitions and LMA transactions consummated by the Company in 1996 (the "1996 Acquisitions") and to a lesser extent, market growth in television broadcast revenue and television broadcast revenue on a same stations basis.

Operating expenses excluding depreciation, amortization of intangible assets and amortization of deferred compensation increased to $59.5 million for the three months ended June 30, 1997 from $33.0 million for the three months ended June 30, 1996 or 80.3%. Operating expenses excluding depreciation, amortization of intangible assets and amortization of deferred compensation increased to $114.7 million for the six months ended June 30, 1997 from $52.8 million for the six months ended June 30, 1996 or 117.2%. These increases in expenses for the three and six months ended June 30, 1997 as compared to the three and six months ended June 30, 1996 were primarily attributable to operating costs associated with the 1996 Acquisitions (93.2% and 92.9% of increase for the three month period and six month period, respectively) and an increase in corporate overhead expenses (6.7% and 6.3% of increase for the three month period and six month period, respectively) related primarily to the additional expense of managing a larger base of operations.

Broadcast operating income increased to $35.8 million for the three months ended June 30, 1997, from $20.0 million for the three months and six months ended June 30, 1996, or 79.0%. Broadcast operating income increased to $48.0 million for the six months ended June 30, 1997 from $28.1 million for the six months ended June 30, 1996 or 70.8%. The increase in broadcast operating income for the three months and six months ended June 30, 1997 as compared to the three months and six months ended June 30, 1996 was primarily attributable to the 1996 Acquisitions.

Interest expense increased to $24.9 million for the three months ended June 30, 1997 from $16.8 million for the three months ended June 30, 1996, or 48.2%. Interest expense increased to $52.0 million for the six months ended June 30, 1997 from $27.6 million for the six months ended June 30, 1996 or 88.4%. The increase in interest expense for the three months and six months ended June 30, 1997 primarily related to indebtedness incurred by the Company to finance the acquisitions consummated in 1997 (the "1997 Acquisitions"). Subsidiary Trust Minority Interest Expense of $5.8 million for the three months ended June 30, 1997 and $7.0 million for the six months ended June 30, 1997 are related to the private placement of $200 million aggregate liquidation rate of 11 5/8% High Yield Trust Offered Preferred Securities (the "Preferred Securities") completed March 12, 1997. Subsidiary Trust Minority Interest Expense distributions will be partially offset by reductions in interest expense because a portion of the proceeds of the sale of the Preferred Securities was used to reduce indebtedness under the Company's Bank Credit Agreement.

Interest and other income decreased to $541,000 for the three months ended June 30, 1997 from $1.2 million for the three months ended June 30, 1996 or 55.0%. Interest and other income decreased to $1.1 million for the six months ended June 30, 1997 from $3.2 million for the six months ended June 30, 1996 or 65.6%. These decreases were primarily due to lower average cash balances and related interest income.

Income tax provision increased to $3.8 million for the three months ended June 30, 1997 from $2.5 million for the three months ended June 30, 1996. Income tax benefit increased to $4.1 million for the six months ended June 30, 1997 from a provision of $2.1 million for the six months ended June 30, 1996. The increase in income tax provision for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996 primarily related to the increase in pre-tax income. The Company's effective tax rate decreased to a benefit of 41.3% for the six months ended June 30, 1997 from a provision of 58.2% for the six months ended June 30, 1996.

The net deferred tax asset increased to $8.2 million as of June 30, 1997 from $782,000 at December 31, 1996. The increase in the Company's net deferred tax asset as of June 30, 1997 as compared to December 31, 1996 primarily results from the anticipation that the pre-tax losses incurred in the first six months of 1997 will be used to offset future taxable income.

Net income for the three months ended June 30, 1997 was $1.8 million or $ 0.05 per share compared to net income of $2.0 million or $0.05 per share for the three months ended June 30, 1996. Net loss for the six months ended June 30, 1997 was $5.8 million or $(0.17) per share compared to net income of $1.5 million or $0.04 per share.

Broadcast cash flow increased to $62.8 million for the three months ended June 30, 1997 from $42.3 million for the three months ended June 30, 1996, or 48.5%. Broadcast cash flow increased to $105.6 million for the six months ended June 30, 1997 from $65.1 million for the six months ended June 30, 1996 or 62.2%. These increases in broadcast cash flow primarily resulted from the 1996 and 1997 Acquisitions and to a lesser extent, increases in net broadcast revenues on a same station basis. The Company's broadcast cash flow margin decreased to 52.0% for the three months ended June 30, 1997 from 57.8% for the three months ended June 30, 1996. The Company's broadcast cash flow margin decreased to 48.1% for the six months ended June 30, 1997 from 55.5% for the six months ended June 30, 1996. Excluding the effect of radio station broadcast cash flow, television station broadcast cash flow margin decreased to 54.5% for the three months ended June 30, 1997 as compared to 59.3% for the three months ended June 30, 1996. Excluding the effect of radio station broadcast cash flow, television broadcast cash flow margin decreased to 51.2% for the six months ended June 30, 1997 from 56.3% for the six months ended June 30, 1996. Decrease in broadcast cash flow margins for the three and six months ended June 30, 1997 as compared to the three and six months ended June 30, 1996 primarily resulted from the lower margins of the acquired radio broadcasting assets and lower margins of certain television stations acquired during 1996. For television stations owned, operated or programmed for the three months ending June 30, 1996 and the three months ending June 30, 1997, broadcast cash flow margin increased from 58.7% to 59.2%, respectively. For television stations owned, operated or programmed for the six months ended June 30, 1996 and the six months ending June 30, 1997, broadcast cash flow margins increased from 55.5% to 57.0%, respectively. These increases primarily resulted from expense savings related to synergies realized from the 1996 Acquisitions combined with increases in net broadcast revenue.

Adjusted EBITDA increased to $59.3 million for the three months ended June 30, 1997 from $40.5 million for the three months ended June 30, 1996, or 46.4%. Adjusted EBITDA increased to $98.6 million for the six months ended June 30, 1997 from $62.0 million for the six months ended June 30, 1996, or 59.0%. These increases in adjusted EBITDA for the three and six months ended June 30, 1997 as compared to the three and six months ended June 30, 1996 resulted from the 1996 and 1997 Acquisitions. The Company's adjusted EBITDA margin decreased to 49.1% for the three months ended June 30, 1997 from 55.4% for the three months ended June 30, 1996. The Company's adjusted EBITDA margin decreased to 44.9% for the six months ended June 30, 1997 from 52.8% for the six months ended June 30, 1996. Decreases in adjusted EBITDA margins for the three and six months ended June 30, 1997 as compared to the three and six months ended June 30, 1996 primarily resulted from operating cost structures at certain of the acquired stations and increases in corporate overhead expenses. Management has begun to implement and will continue to implement operating and programming expense savings resulting from synergies realized from the businesses acquired in and prior to

1996 and 1997 and believes that the benefits of the implementation of these methods will result in improvement in broadcast cash flow margin and adjusted EBITDA margin.

After tax cash flow increased to $25.5 million for the three months ended June 30, 1997 from $21.9 million for the three months ended June 30, 1996 , or 7.3%. After tax cash flow increased to $32.7 million for the six months ended June 30, 1997 from $30.4 million for the six months ended June 30, 1996 or 7.6%. The increase in after tax cash flow for the three and six months ended June 30, 1997 as compared to the three and six months ended June 30, 1996 primarily resulted from the 1996 and 1997 Acquisitions and internal growth, offset by interest expense on the debt incurred to consummate the 1996 and 1997 Acquisitions and trust distributions related to the private placement of the Preferred Securities issued during March 1997.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1997, the Company had $2.7 million in cash balances and a working capital deficit of approximately $9.3 million. The Company's working capital deficit primarily results from the accelerated method of amortization of program contract costs and the even payment streams of program contract liabilities. Excluding the effect of current program contract costs and current program contract liabilities, the Company's working capital at June 30, 1997, would have been $5.7 million. The Company's primary source of liquidity is cash provided by operations and availability under the Bank Credit Agreement. As of August 11, 1997, the Company's cash balances were approximately $1.9 million with approximately $254 million available for borrowing under the Bank Credit Agreement. In addition, the Bank Credit Agreement provides for a Tranche C term loan in the amount of up to $400 million which can be utilized upon approval by the agent bank the raising of sufficient commitments from banks to fund the additional loans. In July 1997, the Company entered into a purchase agreement to acquire the license and non-license assets of the radio and television stations of Heritage Media Group, Inc. ("Heritage") for $630 million. The Company has entered into a letter of intent to sell one of the Heritage television stations for $60 million (the sale of which is required pursuant to the acquisition agreement relating to the remaining Heritage television and radio properties). The Company anticipates that it will finance the Heritage acquisition through additional bank financing (including a draw under Tranche C described above) or through a combination of additional bank financing and proceeds from an offering of securities.

Net cash flows from operating activities increased to $42.5 million for the six months ended June 30, 1997 from $26.4 million for the six months ended June 30, 1996. The Company made income tax payments of $5.3 million for the six months ended June 30, 1997 as compared to $5.6 million for the six months ended June 30, 1996 due to anticipated tax benefits generated by the 1996 Acquisitions. The Company made interest payments on outstanding indebtedness of $55.7 million during the six months ended June 30, 1997 as compared to $29.5 million for the six months ended June 30, 1996. Additional interest payments for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996 primarily related to additional interest costs on indebtedness incurred to finance the 1996 Acquisitions. The Company made subsidiary trust minority interest expense payments of $6.0 million for the six months ended June 30, 1997 related to the private placement of the Preferred Securities completed in March 1997. Program rights payments increased to $26.3 million for the six months ended June 30, 1997 from $12.1 million for the six months ended June 30, 1996, primarily as a result of the 1996 Acquisitions.

Net cash flows used in investing activities decreased to $112.4 million for the six months ended June 30, 1997 from $942.1 million for the six months ended June 30, 1996. During January 1997, the Company purchased the license and non-license assets of WWFH-FM and WILP-AM in Wilkes-Barre, Pennsylvania for approximately $770,000. In January and March 1997, the Company made cash payments of $9.0 million and $1.5 million relating to the acquisition of the license and non-license assets of KUPN-TV and WGR-AM and WWWS-AM, respectively, utilizing indebtedness under the Bank Credit Agreement and existing cash balances. In May 1997, the Company made cash payments of $78 million to acquire the license and non-license assets of KUPN-TV utilizing indebtedness under the Bank Credit Agreement and existing cash balances. During the six months ended June 30, 1997, the Company made purchase option extension payments of $6.5 million relating to WSYX-TV. The Company made payments totaling $8.5 million during the six months ended June 30, 1997 in order to exercise options to acquire certain FCC licenses. The Company made payments for property and equipment of $8.3 million for the six months ended June 30, 1997. Other than the Heritage acquisition, the Company has no outstanding commitments for capital expenditures. The Company anticipates that future requirements for capital expenditures will include other acquisitions if suitable acquisitions can be identified on acceptable terms.

Net cash flows provided by financing activities decreased to $70.3 million for the six months ended June 30, 1997 from $807.4 million for the six months ended June 30, 1996. In March 1997, the Company completed a private placement of the Preferred Securities. The Company utilized $135 million of the approximately $193.4 million net proceeds of the private offering to repay outstanding debt and retained the remainder for general corporate purposes, which may include acquisitions and repurchases of shares of the Company's Class A Common Stock. The Company made payments totaling $4.6 million to repurchase 186,000 shares of Class A Common Stock for the six months ended June 30, 1997. In May 1997, the Company made payments of $4.7 million related to the amendment of its Bank Credit Agreement. In the fourth quarter of 1996, the Company negotiated the prepayment of syndicated program contract liabilities for excess syndicated programming assets. In the first quarter of 1997, the Company made final cash payments of $1.4 million related to these negotiations. In July 1997, the Company issued the 1997 Notes utilizing $162.5 million of the approximately $196 million proceeds to repay outstanding indebtedness, retaining the remainder for the general corporate purposes.

The Company anticipates that funds from operations, existing cash balances and availability of the revolving credit facility under the Bank Credit Agreement will be sufficient to meet its working capital, capital expenditure commitments and debt service requirements for the foreseeable future. However, to the extent such funds are not sufficient, or if the Company commits to additional capital expenditures (including additional acquisitions), the Company may need to incur additional indebtedness, refinance existing indebtedness or raise funds from the sale of additional equity. The Bank Credit Agreement and the indentures relating to the Company's 9% Senior Subordinated Notes due 2007, 10% Senior Subordinated Notes due 2003 and 10% Senior Subordinated Notes due 2005 restrict the incurrence of additional indebtedness and the use of proceeds of an equity issuance. In 1996, the Company filed a registration statement with the Securities and Exchange Commission with respect to the sale by the Company of 5,750,000 shares of Class A Common Stock. The Company has not yet made such an offering but may make such an offering at such time as it believes market conditions warrant. There can be no assurance as to the timing of such an offering or whether such an offering will in fact occur.

PART II

ITEM 1.  LEGAL PRECEEDINGS

On July 14, 1997, Sinclair publicly announced that it had reached an agreement for certain of its owned and/or programmed television stations which are currently affiliated with the United Paramount Television Network Partnership ("UPN") to become affiliated with The WB Television Network ("The WB") beginning January 16, 1997. On August 1, 1997, UPN informed Sinclair that it did not believe Sinclair or its affiliates had provided proper notice of its intention not to extend these affiliation agreements beyond January 15, 1998, and, accordingly, that these agreements had been automatically renewed through January 15, 2001.

On August 6, 1997, certain of Sinclair's subsidiaries filed an action in the Circuit Court for Baltimore City against UPN and its general partners. This action seeks a declaratory judgement that proper notice of non-renewal had been provided with respect to Sinclair's owned and /or programmed stations in Baltimore, Pittsburgh, San Antonio, Oklahoma City and Cincinnati and that the affiliation agreements with UPN for these stations will terminate on January 15, 1998.

On August 5, 1997, UPN filed an action in the Los Angeles Superior Court against, inter alia, Sinclair, and certain of its affiliates. This action relates to the above referenced stations, as well as to each of the other stations indirectly owned and/or programmed by Sinclair subsidiaries which are affiliated with UPN. With respect to each of these stations, the UPN lawsuit requests a declaratory judgement that the affiliation has been renewed with a termination date of January 15, 2001 and a judgement compelling specific performance with such affiliation. Alternatively, UPN is seeking unspecified damages for breach of contract.

ITEM 5.  OTHER INFORMATION

ACQUISTION OF LICENSE ASSETS OF RADIO AND TELEVISION STATIONS

Since March 31, 1997, the FCC has granted approval for transfer of FCC licenses with respect to the following television stations: KDNL-TV (St. Louis, Missouri), KOVR-TV (Sacramento, California), WLOS-TV (Asheville, North Carolina), KABB-TV (San Antonio, Texas) and KDSM-TV (Des Moines, Iowa). The Company exercised options to acquire the License Assets (the television and radio assets essential for broadcasting a television or radio signal in compliance with regulatory guidelines) of each of these stations from River City Broadcasting, L.P. ("River City") for aggregate option exercise payments of $9.3 million. In July 1997, the Company made an option extension payment of $.5 million to River City related to the license assets of WFBC-TV (Greenville, South Carolina) and simultaneously assigned its option to acquire the License Assets of WFBC-TV to Glencairn, Ltd. ("Glencairn") for an option assignment fee of $2.0 million. The Company entered into a local marketing agreement ("LMA") with Glencairn whereby the Company, in exchange for an hourly fee, obtained the right to program and sell advertising on substantially all of the station's inventory of broadcast time. The Company also received FCC approval for the transfer of the FCC licenses of KPNT-FM and WVRV-FM in St. Louis, Missouri, and exercised its option to acquire the License Assets of these radio stations for an exercise price of $1.2 million. As a result of these license approvals and option exercises, the Company now owns the License Assets of (or has entered into an LMA with Glencairn with respect to) all of the television and radio stations with respect to which it acquired Non-License Assets (assets involved in the operation of radio and television stations other than License Assets) from River City, other than WTTV-TV and WTTK-TV in Indianapolis, Indiana.

ACQUISITION OF KUPN-TV

In May 1997, the Company completed the acquisition of the License and Non-License Assets of KUPN-TV in Las Vegas, Nevada. The Company made a cash payment of $78.0 million, which was in addition to the $9.0 million deposit previously paid. The Company financed the acquisition by utilizing indebtedness under its bank credit facility.

AMENDMENT OF BANK CREDIT AGREEMENT

On May 20, 1997, the Company entered into an Amended and Restated Credit Agreement with the Chase Manhattan Bank, as Agent (as amended from time to time, "the Bank Credit Agreement"). The terms of the Bank Credit Agreement as amended and restated are summarized below. The summary set forth below does not purport to be complete and is qualified in its entirety by reference to the provisions of the Bank Credit Agreement. A copy of the Bank Credit Agreement is filed as an exhibit to this Report on Form 10-Q.

The Company entered into the Bank Credit Agreement with The Chase Manhattan Bank as Agent, and certain lenders (collectively, the "Banks"). The Bank Credit Agreement is comprised of two components, consisting of (i) the $400 million Revolving Credit Facility and (ii) the $600 million Term Loan. An additional term loan in the amount of $400 million (the "Incremental Facility") is available to the Company under the Bank Credit Agreement. The Company has borrowed no funds with respect to this additional term loan. Beginning March 31, 2000, the commitment under the Revolving Credit Facility is subject to mandatory quarterly reductions to the following percentages of the initial amount: 90% at December 31, 2000, 69.2% at December 31, 2001, 48.4% at December 31, 2002, 27.5%
at December 31, 2003 and 0% at December 31, 2004. The Term Loan is required to be repaid by the Company in equal quarterly installments beginning on September 30, 1997 with the quarterly payment escalating annually through the final maturity date of December 31, 2004.

The Company is entitled to prepay the outstanding amounts under the Revolving Credit Facility and the Term Loan subject to certain prepayment conditions and certain notice provisions at any time and from time to time. Partial prepayments of the Term Loan are applied in the inverse order of maturity to the outstanding loans on a pro rata basis. Prepaid amounts of the Term Loan may not be reborrowed. In addition, the Company is required to pay an amount equal to (i) 100% of the net proceeds from the sale of assets (other than in the ordinary course of business) not used within 270 days; (ii) insurance recoveries and condemnation proceeds not used for permitted uses within 270 days; (iii) 80% of net Equity Issuance (as defined in the Bank Credit Agreement), net of prior approved uses and certain other exclusions not used within 270 days unless the Company has a contract to reinvest the proceeds within 90 days of the 270 days; and (iv) 50% of Excess Cash Flow so long as Total Debt/Adjusted EBITDA (each as defined in the Bank Credit Agreement) is greater than or equal to 5.0x, to the Banks for application first to prepay the Term Loan, pro rata in inverse order of maturity, and then to prepay outstanding amounts under the Revolving Credit Facility with a corresponding reduction in commitment.

In addition to the Revolving Credit Facility and the Term Loans, the Bank Credit Agreement provides that the Banks may, but are not obligated to, loan the Company up to an additional $400 million at any time prior to September 29, 1998 pursuant to the Incremental Facility. This additional loan, if agreed to by the Agent Bank, would be in the form of a senior secured standby multiple draw term loan. The Incremental Facility would be available to fund the acquisition of WSYX and certain other acquisitions and would be repayable in equal quarterly installments beginning September 30, 1998, with the quarterly payment escalating annually through the final maturity date of December 30, 2004.

The Company's obligations under the Bank Credit Agreement are secured by a pledge of substantially all of the Company's assets, including the stock of all of the Company's subsidiaries other than KDSM, Inc., KDSM Licensee, Inc., Sinclair Capital and Cresap Enterprises, Inc. The subsidiaries of the Company (other than KDSM, Inc., KDSM Licensee, Inc., Cresap Enterprises, Inc. and Sinclair Capital) as well as Gerstell Development Corporation, Keyser Investment Group, Inc. and Cunningham Communications (each a "Stockholder Affiliate"), have guaranteed the obligations of the Company. In addition, all subsidiaries of the Company (other than Cresap Enterprises, Inc., KDSM, Inc., KDSM Licensee, Inc. and Sinclair Capital) have pledged, to the extent permitted by the law, all of their assets to the Banks and Gerstell Development Corporation. Keyser Investment Group, Inc., and Cunningham Communications have pledged certain real property to the Banks.

The Company has caused the FCC license for each television station (to the extent such license has been transferred or acquired) or the option to acquire such licenses to be held in a single-purpose entity utilized solely for such purpose (the "TV License Subsidiaries") with the exception of the options for WTTV and WTTK in Indianapolis, both of which are held by a single entity. The TV License Subsidiaries are in all instances owned by wholly-owned indirect subsidiaries of the Company. Additionally, the Company has caused the FCC licenses of the radio stations in each local market to be held by a single purpose entity utilized solely for that purpose (the "Radio License Subsidiaries"). The Radio License Subsidiaries are in all instances owned by wholly-owned indirect subsidiaries of the Company.

Interest on amounts drawn under the Bank Credit Agreement is, at the option of the Company, equal to (i) the London Interbank Offered Rate plus a margin of
 .50% to 1.875% for the Revolving Credit Facility and 2.75% for the Term Loan, or
(ii) the Base Rate, which equals the higher of the Federal Funds Rate plus 1/2 of 1% or the Prime Rate of Chase, plus a margin of zero to .625% for the Revolving Credit Facility and the Term Loan. The Company must maintain interest rate hedging arrangements or instruments for at least 60% of the principal amount of the facilities until May 20, 1999.

The Bank Credit Agreement contains a number of covenants which restrict the operations of the Company and its subsidiaries, including the ability to: (i) merge, consolidate, acquire or sell assets; (ii) create additional indebtedness or liens; (iii) pay dividends on the Parent Preferred; (iv) enter into certain arrangements with or investments in affiliates; and (v) change the business or ownership of the Company. The Company and its subsidiaries are also prohibited under the Bank Credit Agreement from incurring obligations relating to the acquisition of programming if, as a result of such acquisition, the cash payments on such programming exceed specified amounts set forth in the Bank Credit Agreement.

In addition, the Company must comply with certain other financial convenants in the Bank Credit Agreement which include: (i) Fixed Charges Ratio (as defined in the Bank Credit Agreement) of no less than 1.05 to 1 at any time; (ii) Interest Coverage Ratio (as defined in the Bank Credit Agreement) of no less than 1.8 to 1 from the Restatement Effective Date (as defined in the Bank Credit Agreement) to December 30, 1998 and increasing each fiscal year to 2.20 to 1 from December 31, 2000 and thereafter; and (iii) a Senior Indebtedness Ratio (as defined in the Bank Credit Agreement) of no greater than 5.0x from the Restatement Effective Date declining to 4.0x by December 31, 2001 and at all times thereafter and (iv) a Total Indebtedness Ratio (as defined in the Bank Credit Agreement) of no greater than 6.75 to 1 from the Restatement Effective Date declining to 4.00 to 1 by December 31, 2001 and at all times thereafter.

The Events of Default under the Bank Credit Agreement include, among others: (i) the failure to pay principal, interest or other amounts when due; (ii) the making of untrue representations and warranties in connection with the Bank Credit Agreement; (iii) a default by the Company or the subsidiaries in the performance of its obligations under the Bank Credit Agreement or certain related security documents; (iv) certain events of insolvency or bankruptcy; (v) the rendering of certain money judgements against the Company or its subsidiaries; (vi) the incurrence of certain liabilities to certain plans governed by the Employee Retirement Income Security Act of 1974; (vii) a change of control or ownership of the Company or its subsidiaries; (viii) the security documents being terminated and ceasing to be in full force and effect; (ix) any broadcast license (other than a non-material license) being terminated, forfeited or revoked or failing to be renewed for any reason whatsoever or for any reason a subsidiary shall at any time cease to be a licensee under any broadcast license (other than a non-material broadcast license); (x) any LMA or options to acquire License Assets being terminated for any reason whatsoever;
(xi) any amendment, modification, supplement or waiver of the provisions of the Indenture without the prior written consent of the majority lenders; and (xii) a payment default on any other indebtedness of the Company if the principal amount of such indebtedness exceeds $5 million.

RESIGNATION OF MEMBER OF BOARD OF DIRECTORS

On July 30, 1997, William F. Brock resigned his position on the Company's Board of Directors. The Company has yet to fill this vacancy on the Board of Directors.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

EXHIBIT
NUMBER             DESCRIPTION
------             -----------
10.1               Third Amended and Restated  Credit  Agreement dated as of May
                   31, 1996 by and among Sinclair Broadcast Group, Inc., Certain
                   Subsidiary   Guarantors,   Certain   Lenders  and  The  Chase
                   Manhattan Bank as Agent.
10.2               Indenture, dated as of July 2, 1997, among Sinclair Broadcast
                   Group, Inc.,  Certain  Subsidiary  Guarantors and First Union
                   Bank of Maryland as trustee.
10.3               Registration Rights Agreement dated as of July 2, 1997 by and among the Company,  Certain  Subsidiary  Guarantors and Smith
                   Barney, Inc., Chase Securities, Inc., Saloman Brothers, Inc.,
                   and Furman Selz
10.4               Asset  Purchase  Agreement  dated as of July 16,  1997 by and between Heritage Broadcasting Group, Inc. and the Company.
10.5               Asset  Purchase  Agreement  dated as of July 16,  1997 by and among WEAR-TV,  Ltd.,  Rollins  Telecasting,  Inc.,  WNNE-TV,
                   Inc., KOKH, Inc., WCHS, Ltd., WVAE-FM,  Inc., KCFX-FM,  Inc.,
                   Heritage-Wisconsin  Broadcasting  Corp.,  KKSN,  Inc.,  WBBF,
                   Inc.,  WIL Music,  Inc.,  and  KIHT-FM,  Inc. and the Company
                   (Confidential  treatment has been  requested  with respect to
                   portions  of  this   document.   The  copy  filed  omits  the
                   information  for  which   confidential   treatment  has  been
                   requested.)
11                 Computation of Earnings per Share

27        Financial Data Schedule

B)   REPORTS ON FORM 8-K

The Company filed a Current Report on Form 8-K dated July 29, 1997 reporting on items 5 and 7 as an update on the acquisition of the license and non-license assets of the television and radio stations of Heritage Media Group, Inc. ("the Heritage acquisition")

The company filed a Current Report on Form 8-K dated July 17, 1997 reporting on items 5 and 7 with respect to the Heritage acquisition.

The Company filed a Current Report on Form 8-K dated July 14, 1997 reporting on items 5 and 7 with respect to the change in network affiliations for certain television stations.

The Company filed a Current Report on Form 8-K dated July 2, 1997 reporting on items 5 and 7 in connection with its $200 million private offering of 9% Senior Subordinated Notes due 2007.

The Company filed a current report on Form 8-K dated June 27, 1997 reporting on items 5 and 7 to reflect an updated description of recent developments regarding its business relating to a $200 million private offering of 9% Senior Subordinated Notes due 2007.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized in the city of Baltimore, Maryland on the 11th day of August, 1997.



                                            SINCLAIR BROADCAST GROUP, INC.


                                            by:    /s/  David B. Amy
                                                  ------------------------------
                                                  David B. Amy
                                                  Chief Financial Officer
                                                  Principal Accounting Officer