Form 10-Q
period 1997-09-30
SINCLAIR BROADCAST GROUP INC
filed 1997-11-10
CIK 912752

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1997

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to
          ____________.

                        Commission File Number: 000-26076

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

As of November 5, 1997, there are 13,419,781 shares of Class A Common Stock, $.01 par value; 25,750,081 shares of Class B Common Stock, $.01 par value; 1,071,381 shares of Series B Preferred Stock, $.01 par value, convertible into 3,895,937 shares of Class A Common Stock; and 3,450,000 shares of Series D
Preferred Stock, $.01 par value, convertible into 3,780,822 shares of Class A Common Stock; of the Registrant issued and outstanding.

In addition, 2,000,000 shares of $200 million aggregate liquidation value of 11 5/8% High Yield Trust Offered Preferred Securities of Sinclair Capital, a subsidiary trust of Sinclair Broadcast Group, Inc., are issued and outstanding.

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES

                                    Form 10-Q
                    For the Quarter Ended September 30, 1997

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements
                                                                            PAGE

Consolidated Balance Sheets as of December 31, 1996 and
     September 30, 1997......................................................  3

Consolidated Statements of Operations for the Three Months and Nine Months
     Ended September 30, 1996 and 1997.......................................  4

Consolidated Statements of Stockholders' Equity for the Nine Months
     Ended September 30, 1997................................................  5

Consolidated Statements of Cash Flows for the Nine Months
     Ended September 30, 1996 and 1997.......................................  6

Notes to Unaudited Consolidated Financial Statements.........................  7

Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations..................................... 14


PART II. OTHER INFORMATION


Item 1.  Legal Proceedings................................................... 19

Item 5.  Other Information................................................... 19

Item 6.  Exhibits and Reports on Form 8-K ................................... 21

    Signature................................................................ 23

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                           DECEMBER 31,        SEPTEMBER 30,
                                         ASSETS                                                1996                1997
                                                                                          ---------------     ----------------
CURRENT ASSETS:
    Cash and cash equivalents.......................................................        $     2,341         $     10,336
    Accounts receivable, net of allowance for doubtful accounts.....................            112,313                96,492
    Current portion of program contract costs.......................................             44,526               54,186
    Prepaid expenses and other current assets.......................................              3,704                 5,790
    Deferred barter costs...........................................................              3,641                 4,474
    Deferred tax asset..............................................................              1,245                5,533
                                                                                            -------------       --------------
           Total current assets.....................................................            167,770               176,811
PROGRAM CONTRACT COSTS, less current portion........................................             43,037                49,607
LOANS TO OFFICERS AND AFFILIATES....................................................             11,426                11,210
PROPERTY AND EQUIPMENT, net.........................................................            154,333               161,301
NON-COMPETE AND CONSULTING AGREEMENTS, net..........................................             10,193                 1,225
OTHER ASSETS........................................................................             64,235               145,302
ACQUIRED INTANGIBLE BROADCASTING ASSETS, net........................................          1,256,303             1,335,320
                                                                                            -------------       --------------
    Total Assets....................................................................        $ 1,707,297         $   1,880,776
                                                                                            =============       ==============

                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable................................................................        $    11,886         $       4,191
    Income taxes payable............................................................                730                     -
    Accrued liabilities.............................................................             35,030                33,575
    Current portion of long-term liabilities-
        Notes payable and commercial bank financing.................................             62,144                35,344
        Notes and capital leases payable to affiliates..............................              1,818                 2,481
        Program contracts payable...................................................             58,461                62,993
    Deferred barter revenues........................................................              3,576                 5,124
                                                                                            -------------       --------------
           Total current liabilities................................................            173,645               143,708
LONG-TERM LIABILITIES:
    Notes payable and commercial bank financing.....................................          1,212,000               880,719
    Notes and capital leases payable to affiliates..................................             12,185                20,635
    Program contracts payable.......................................................             56,194                75,688
    Deferred tax liability..........................................................                463                     -
    Other long-term liabilities.....................................................              2,739                 4,640
                                                                                            -------------       --------------
      Total liabilities.............................................................          1,457,226             1,125,390
                                                                                            -------------       --------------
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES......................................              3,880                 3,837
                                                                                            -------------       --------------
EQUITY PUT OPTIONS.....                                                                           8,938                     -
                                                                                            -------------       --------------
COMPANY OBLIGATED MANDATORILY REDEEMABLE SECURITIES OF SUBSIDIARY
    TRUST HOLDING SOLELY KDSM SENIOR DEBENTURES (Note 7)............................                  -               200,000
                                                                                            -------------       --------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
    Series B Preferred Stock, $.01 par value, 1,150,000 shares authorized and 1,138,138
        and 1,085,983 shares issued and outstanding, respectively...................                 11                    11
    Series D Preferred Stock, $.01 par value, 3,450,000 shares authorized and -0- and
        3,450,000 shares issued and outstanding, respectively.......................                  -                    35
    Class A Common Stock, $.01 par value, 100,000,000 shares authorized
        and 6,911,880 and 13,351,183 shares issued and outstanding, respectively....                 70                   134
    Class B Common Stock, $.01 par value, 35,000,000 shares authorized
        and 27,850,581 and 25,760,581 shares issued and outstanding, respectively...                279                   258
    Additional paid-in capital......................................................            256,954               553,801
    Additional paid-in capital - deferred compensation..............................             (1,129)                 (779)
    Additional paid-in capital - equity put options.................................                  -                23,117
    Accumulated deficit.............................................................            (18,932)              (25,028)
                                                                                            -------------       --------------
           Total stockholders' equity...............................................            237,253               551,549
                                                                                            -------------       --------------
           Total Liabilities and Stockholders' Equity...............................        $ 1,707,297         $   1,880,776
                                                                                            =============       ==============

         The accompanying notes are an integral part of these unaudited consolidated statements.

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                     THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                 SEPTEMBER 30,
                                                                     1996           1997           1996           1997
                                                                  -----------    -----------    -----------    -----------
REVENUES:
    Station broadcast revenues, net of agency commissions........ $  102,013     $  113,327      $  219,352     $  333,028
    Revenues realized from station barter arrangements...........      8,266         11,419          17,837         31,289
                                                                  -----------    -----------    -----------    -----------
        Total revenues...........................................    110,279        124,746         237,189        364,317
                                                                  -----------    -----------    -----------    -----------
OPERATING EXPENSES:
    Program and production.......................................     22,303         22,016          43,002         68,776
    Selling, general and administrative..........................     25,345         27,003          49,613         78,637
    Expenses realized from station barter arrangements...........      5,594          9,976          13,453         26,279
    Amortization of program contract costs and net
        realizable value adjustments.............................     16,793         16,151          34,350         47,069
    Amortization of deferred compensation........................        117            117             623            350
    Depreciation and amortization of property and equipment......      3,432          4,446           6,976         12,786
    Amortization of acquired intangible broadcasting assets,
        non-compete and consulting agreements and other assets...     16,174         14,325          40,566         51,717
                                                                  -----------    -----------    -----------    -----------
           Total operating expenses..............................     89,758         94,034         188,583        285,614
                                                                  -----------    -----------    -----------    -----------
           Broadcast operating income............................     20,521         30,712          48,606         78,703
                                                                  -----------    -----------    -----------    -----------
OTHER INCOME (EXPENSE):
    Interest and amortization of debt discount expense...........    (29,001)       (25,349)        (56,647)       (77,342)
    Subsidiary trust minority interest expense...................          -         (5,845)              -        (12,852)
    Interest income..............................................        317            324           2,838          1,364
    Other income (expense).......................................        335            (11)            986             36
                                                                  -----------    -----------    -----------    -----------
           Loss before income tax benefit........................     (7,828)          (169)        (4,217)        (10,091)
INCOME TAX BENEFIT...............................................      4,500             70           2,400          4,170
                                                                  -----------    -----------    -----------    -----------
NET LOSS   ...................................................... $   (3,328)    $      (99)    $    (1,817)    $   (5,921)
                                                                  ===========    ===========    ===========    ===========
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS........................ $   (3,328)    $     (274)    $   (1,817)     $  (6,096)
                                                                  ===========    ===========    ===========    ===========
Net loss per common share........................................ $    (0.10)    $    (0.01)    $    (0.05)     $   (0.17)
                                                                  ===========    ===========    ===========    ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING ......................     34,750         35,025         34,750         34,868
                                                                  ===========    ===========    ===========    ===========
WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES
    OUTSTANDING .................................................     39,361         39,269          36,840         38,929
                                                                  ===========    ===========    ===========    ===========

         The accompanying notes are an integral part of these unaudited consolidated statements.

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                                                              (IN THOUSANDS)



                                                                                                                 ADDITIONAL
                                           SERIES B       SERIES D       CLASS A      CLASS B     ADDITIONAL      PAID-IN
                                          PREFERRED       PREFERRED       COMMON      COMMON       PAID-IN       CAPITAL -
                                            STOCK           STOCK         STOCK        STOCK       CAPITAL       EQUITY PUT
                                                                                                                  OPTIONS
                                         --------------- -------------- ------------ ----------- -------------- ---------------


BALANCE, December 31, 1996.............  $        11     $        -     $      70    $    279    $   256,954    $         -
    Repurchase of 186,000 shares of
        Class A Common Stock...........             -             -            (2)          -         (4,597)             -
    Class B Common Stock converted                  -
        into Class A Common Stock......                           -            21           (21)           -              -
    Series B Preferred Stock converted
        into Class A Common Stock......             -             -             2           -             (2)             -
    Issuance of Class A Common Stock,
        net of related issuance costs of
        $6,997.........................             -             -            43           -         151,552             -
    Issuance of Series D Preferred
        Stock, net of related issuance
        costs of $5,028................             -            35             -           -         167,438             -
    Dividends payable on Series D
        Preferred Stock................             -             -             -           -               -             -
    Equity put options.................             -             -                         -         (14,179)       23,117
    Equity put options premium.........             -             -             -           -          (3,365)            -
    Amortization of deferred                                      -
        compensation...................             -                           -           -              -              -
    Net loss...........................             -             -             -           -              -              -
                                         =============== ============== ============ =========== ============== ===============

BALANCE, September 30, 1997............  $        11     $       35     $     134    $    258    $   553,801    $    23,117
                                         =============== ============== ============ =========== ============== ===============

                                          ADDITIONAL
                                            PAID-IN                         TOTAL
                                           CAPITAL -     ACCUMULATED    STOCKHOLDERS'
                                           DEFERRED        DEFICIT          EQUITY
                                         COMPENSATION
                                         --------------- -------------- -----------------
BALANCE, December 31, 1996............. $      (1,129)  $    (18,932)  $     237,253
    Repurchase of 186,000 shares of
        Class A Common Stock...........             -             -           (4,599)
    Class B Common Stock converted
        into Class A Common Stock......             -             -                -
    Series B Preferred Stock converted
        into Class A Common Stock......             -             -                -
    Issuance of Class A Common Stock,
        net of related issuance costs of
        $6,997.........................             -             -          151,595
    Issuance of Series D Preferred
        Stock, net of related issuance
        costs of $5,028................             -             -          167,473
    Dividends payable on Series D
        Preferred Stock................             -            (175)          (175)
    Equity put options.................             -             -            8,938
    Equity put options premium.........             -             -           (3,365)
    Amortization of deferred
        compensation...................           350             -              350
    Net loss...........................             -          (5,921)        (5,921)
                                        =============== ============== =================

BALANCE, September 30, 1997............ $        (779)  $    (25,028)  $     551,549
                                        =============== ============== =================


         The accompanying notes are an integral part of these unaudited consolidated statements

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)

                                                                                                              NINE MONTHS ENDED
                                                                                                                SEPTEMBER 30,
CASH FLOWS FROM OPERATING ACTIVITIES:                                                                        1996            1997
                                                                                                        --------------- ------------
    Net loss .....................................................................................       $  (1,817)       $  (5,921)
    Adjustments to reconcile net income loss to net cash flows from operating activities-
        Depreciation and amortization of property and equipment ..................................           6,976           12,786
        Amortization of acquired intangible broadcasting assets,
           non-compete and consulting agreements and other assets ................................          40,566           51,717
        Amortization of program contract costs and net realizable value adjustments...............          34,350           47,069
        Amortization of deferred compensation ....................................................             623              350
        Deferred tax benefit .....................................................................          (5,253)          (4,751)
    Changes in assets and liabilities, net of effects of acquisitions and dispositions-
        (Increase) decrease in accounts receivable, net ..........................................         (18,507)          15,421
        Increase in prepaid expenses and other current assets ....................................            (656)          (2,107)
        Increase (decrease) in accounts payable and accrued liabilities ..........................           1,571          (10,814)
        Decrease in income taxes payable .........................................................          (3,944)            (730)
        Net effect of change in deferred barter revenues
           and deferred barter costs .............................................................            (643)             695
        Increase (decrease) in other long-term liabilities .......................................             454             (169)
        Decrease in minority interest ............................................................            --                (43)
    Payments on program contracts payable ........................................................         (19,301)         (38,134)
                                                                                                         ---------        ---------
        Net cash flows from operating activities .................................................          34,419           65,369
                                                                                                         ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of property and equipment ........................................................          (3,949)         (13,240)
    Payments for acquisition of television and radio stations ....................................         (74,593)         (90,563)
    Payments related to the acquisition of the non-license assets of River City Broadcasting......        (816,413)            --
Broadcasting
    Payment for acquisition of certain other non-license assets ..................................         (29,532)            --
    Payments to exercise options to acquire certain FCC licenses .................................          (6,894)         (11,079)
    Proceeds from assignment of FCC license purchase option ......................................            --              2,000
    Payment for the purchase of outstanding stock of Superior Communications, Inc. ...............         (63,504)            --
    Payments for consulting and non-compete agreements ...........................................             (50)            --
    Purchase option extension payments relating to WSYX ..........................................            --            (11,717)
    Loans to officers and affiliates .............................................................            --               (832)
    Repayments of loans to officers and affiliates ...............................................             320            1,110
    Distribution from (investment in) joint venture ..............................................            (380)             380
    Payments relating to future acquisitions .....................................................            (693)         (70,081)
                                                                                                         ---------        ---------
           Net cash flows used in investing activities ...........................................        (995,688)        (194,022)
                                                                                                         ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from notes payable, commercial bank financing and capital leases ....................         958,500          126,500
    Repayments of notes payable, commercial bank  financing and capital leases ...................         (85,524)        (684,632)
    Payments of costs relating to financing ......................................................         (20,009)          (4,705)
    Payments for interest rate derivative agreements .............................................            (851)            --
    Payment of equity put options premium ........................................................            --               (251)
    Repurchases of the Company's Class A Company Stock ...........................................            --             (4,599)
    Net proceeds from subsidiary trust securities offering (see Note 7) ..........................            --            192,849
    Net proceeds from the issuance of Class A Common Stock (see Note 11) .........................            --            151,596
    Net proceeds from the issuance of Series D Preferred Stock (see Note 12) .....................            --            167,472
    Net proceeds from issuance of 1997 Notes (see Note 9) ........................................            --            195,600
    Prepayments of excess syndicated program contract liabilities ................................            --             (1,373)
    Repayments of notes and capital leases to affiliates .........................................          (1,632)          (1,809)
                                                                                                         ---------        ---------
           Net cash flows from financing activities ..............................................         850,484          136,648
                                                                                                         ---------        ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .............................................        (110,785)           7,995
CASH AND CASH EQUIVALENTS, beginning of period ...................................................         112,450            2,341
                                                                                                         ---------        ---------
CASH AND CASH EQUIVALENTS, end of period..........................................................       $   1,665        $  10,336
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

INTERIM FINANCIAL STATEMENTS

The consolidated financial statements for the nine months ended September 30, 1996 and 1997 are unaudited, but in the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations, and cash flows for these periods.

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

3. FINANCIAL INFORMATION BY SEGMENT (IN THOUSANDS):

In June 1997, the Financial Accounting Standards Board (FASB) released Statement of Financial Accounting Standards (SFAS) 131 "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial statements. SFAS 131 supercedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise"and is effective for financial statements for periods beginning after December 15, 1997. The Company has elected early adoption of the statement for the September 30, 1997 consolidated financial statements. The Company's reportable operating segments have not changed as a result of the adoption of SFAS 131.

As of September 30, 1997, the Company consisted of two principal business segments - television broadcasting and radio broadcasting. Prior to the acquisition of River City Broadcasting, L.P. in May 1996, the Company did not own, operate or program radio stations. The Company owns or provides programming services pursuant to LMAs to 29 television stations located in 21 geographically diverse markets in the continental United States. The Company owns 27 radio stations in seven geographically diverse markets. Substantially all revenues represent income from unaffiliated companies.

                                                                            TELEVISION                    TELEVISION
                                                                        THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                           SEPTEMBER 30,                SEPTEMBER 30,
                                                                        1996           1997          1996           1997
                                                                        ----           ----          ----           ----
Total revenues....................................................  $    93,466   $    107,087   $   215,510   $    317,238
Station operating expenses........................................       42,192         47,915        91,788        140,562
Depreciation, program amortization and deferred compensation......       18,993         19,151        40,471         57,518
Amortization of intangibles and other assets......................       15,428         13,461        39,302         44,362
                                                                    -----------    -----------    ----------    -----------

Station broadcast operating income................................  $    16,853    $    26,560    $   43,949    $    74,796
                                                                    ===========    ===========    ==========    ===========

Total assets......................................................  $ 1,400,103    $ 1,578,813    $1,400,103    $ 1,578,813
                                                                    ===========    ===========    ==========    ===========

Capital expenditures..............................................  $     1,609    $     4,596    $    3,701    $    10,790
                                                                    ===========    ===========    ==========    ===========

                                                                               RADIO                        RADIO
                                                                        THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                           SEPTEMBER 30,                SEPTEMBER 30,
                                                                        1996           1997          1996           1997
                                                                        ----           ----          ----           ----
Total revenues....................................................  $     16,813    $   17,659   $    21,679   $     47,079
Station operating expenses........................................        11,050        11,080        14,280         33,130
Depreciation, program amortization and deferred compensation......         1,349         1,563         1,478          2,687
Amortization of intangibles and other assets......................           746           864         1,264          7,355
                                                                    ------------    ----------    ----------    -----------

Station broadcast operating income................................  $      3,668    $    4,152    $    4,657    $     3,907
                                                                    ============    ==========    ==========    ===========

Total assets......................................................  $    309,583    $  301,963    $  309,583    $   301,963
                                                                    ============    ==========    ==========    ===========

Capital expenditures..............................................  $        226    $      405    $      248    $     2,450
                                                                    ============    ==========    ==========    ===========

4. SUPPLEMENTAL CASH FLOW INFORMATION (IN THOUSANDS):

During the nine months ended September 30, 1996 and 1997, the Company made cash payments and consummated certain non-cash transactions of the following:

                                                                                                   NINE MONTHS ENDED
                                                                                                      SEPTEMBER 30,
                                                                                                1996              1997
                                                                                                ----              ----
    Interest payments...............................................................      $     62,599        $    83,279
                                                                                          ============        ===========
    Subsidiary trust minority interest payments.....................................      $          -        $    11,819
                                                                                          ============        ===========
    Income tax payments.............................................................      $      6,786        $     5,798
                                                                                          ============        ===========
    Issuance of 1,150,000 shares of Series A Preferred Stock........................      $    125,079        $         -
                                                                                          ============        ===========
    Capital lease obligations incurred..............................................      $          -        $    10,973
                                                                                          ============        ===========

5. EARNINGS PER SHARE:

In February 1997, the FASB released SFAS 128 "Earnings per Share." The new statement is effective December 15, 1997 and early adoption is not permitted. When adopted, SFAS 128 will require the restatement of prior periods and disclosure of basic and diluted earnings per share and related computations. As of September 30, 1997, the adoption of SFAS 128 would have resulted in the following disclosure:

                                                                   THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                      SEPTEMBER 30,             SEPTEMBER 30,
                                                                   1996          1997        1996         1997
                                                                   ----          ----        ----         ----
Weighted-average number of common shares...................          34,750       35,025      34,750       34,868
Dilutive effect of outstanding stock options ..............             429          202         199           17
Dilutive effect of conversion of preferred shares..........           4,182        4,042       1,891        4,044
                                                               ------------- -----------  ----------  -----------
Weighted-average number of common and
    equivalent shares outstanding..........................         39,361       39,269      36,840        38,929
                                                               ===========   ==========   =========   ===========

Net loss...................................................    $     (3,328) $       (99) $   (1,817) $    (5,921)
Preferred stock dividends payable..........................              -         (175)           -         (175)
                                                               -----------   -----------  ----------  ------------
Net loss available to common stockholders..................    $    (3,328)  $     (274)  $   (1,817) $    (6,096)
                                                               ============  ===========  =========== ============

Basic earnings per share...................................    $      (0.10) $     (0.01) $    (0.05) $     (0.17)
                                                               ============= ============ =========== ============
Diluted earnings per share.................................    $      (0.10) $     (0.01) $    (0.05) $     (0.17)
                                                               ============= ============ =========== ============


6. EQUITY PUT AND CALL OPTIONS:

During December 1996, the Company entered into physically settled in cash put and call option contracts related to the Company's common stock. These option contracts were entered into for the purpose of hedging the dilution of the Company's common stock upon the exercise of stock options granted. The Company entered into 250,000 call options for common stock and 320,600 put options for common stock, with a strike price of $37.75 and $27.88 per common share, respectively. To the extent that the Company entered into put option contracts, the additional paid-in capital amounts were adjusted accordingly and reflected as Equity Put Options in the accompanying balance sheet as of December 31, 1996. In March 1997, the Company amended its put option contracts from physically settled in cash to physically or net physically settled in shares, at the election of the Company, and reclassified amounts reflected as Equity Put Options to "Additional paid in capital - equity put options" as reflected in the accompanying balance sheet as of September 30, 1997.

In April 1997, the Company entered into put and call option contracts related to its common stock for the purpose of hedging the dilution of the common stock upon the exercise of stock options granted. The Company entered into 550,000 European style (that is, exercisable on the expiration date only) put options for common stock with a strike price of $25.78 per share which provide for settlement in cash or in shares, at the election of the Company. The Company entered into 550,000 American style (that is, exercisable any time on or before the expiration date) call options for common stock with a strike price of $25.78 per share which provide for settlement in cash or in shares, at the election of the Company. The option premium amount of $3.4 million for these contracts, which was recorded as a reduction of additional paid in capital, is payable in quarterly installments of 8.1% per annum through the maturity date, July 13, 2000.

7. COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY
   TRUST:

In March 1997, the Company completed a private placement of $200 million aggregate liquidation value of 11 5/8% High Yield Trust Offered Preferred Securities (the "HYTOPS") of Sinclair Capital, a subsidiary trust of the Company. The HYTOPS were issued March 12, 1997, mature March 15, 2009, and provide for quarterly distributions to be paid in arrears beginning June 15, 1997. The HYTOPS were sold to "qualified institutional buyers" (as defined in Rule 144A under the Securities Act of 1933, as amended) and a limited number of institutional "accredited investors" and the offering was exempt from registration under the Securities Act of 1933, as amended ("the Securities Act"), pursuant to Section 4(2) of the Securities Act and Rule 144A thereunder. The Company utilized $135 million of the approximately $192.8 million net proceeds of the private placement to repay outstanding debt and retained the remainder for general corporate purposes, which included the acquisition of KUPN-TV in Las Vegas, Nevada.

Pursuant to a Registration Rights Agreement entered into in connection with the private placement of the HYTOPS, the Company offered holders of the HYTOPS the right to exchange the HYTOPS for new HYTOPS having the same terms as the existing securities, except that the exchange of the new HYTOPS for the existing HYTOPS has been registered under the Securities Act. On May 2, 1997, the Company filed a registration statement on Form S-4 with the Securities and Exchange Commission (the "Commission") for the purpose of registering the new HYTOPS to be offered in exchange for the aforementioned existing HYTOPS issued by the Company in March 1997 (the "Exchange Offer"). The Company's Exchange Offer was closed and became effective August 11, 1997, at which time all of the existing HYTOPS were exchanged for new HYTOPS.


8. ACQUISITIONS:

1997 ACQUISITIONS

In January 1997, the Company entered into a purchase agreement to acquire the license and non-license assets of KUPN-TV, the UPN affiliate in Las Vegas, Nevada, for a purchase price of $87 million. Under the terms of this agreement, the Company made cash deposit payments of $9.0 million and in May 1997, the Company closed on the acquisition making a cash payment of $78 million for the remaining balance of the purchase price. The Company financed the transaction by utilizing proceeds from the HYTOPS offering combined with indebtedness under the Third Amended and Restated Credit Agreement ("the Bank Credit Agreement").

In 1997, the Company exercised options to acquire the license and non-license assets of the following radio stations: WGR-AM and WWWS-AM (Buffalo, New York) and WWFH-FM, WILP-AM, WWSH-FM and WKRF-FM (Wilkes-Barre/Scranton, Pennsylvania). During the nine months ended September 30, 1997, the Company made payments totaling approximately $3.1 million to acquire the license and non-license assets of these radio stations.

EXERCISE OF OPTIONS TO ACQUIRE RIVER CITY LICENSE ASSETS

Since March 31, 1997, the FCC has granted approval for transfer of FCC licenses with respect to the following television stations: KDNL-TV (St. Louis, Missouri), KOVR-TV (Sacramento, California), WLOS-TV (Asheville, North Carolina), KABB-TV (San Antonio, Texas) and KDSM-TV (Des Moines, Iowa). The Company exercised options to acquire the License Assets (the television and radio assets essential for broadcasting a television or radio signal in compliance with regulatory guidelines) of each of these stations from River City Broadcasting, L.P. ("River City") for aggregate option exercise payments of $9.3 million. In July 1997, the Company made an option exercise payment of $.5 million to River City related to the license assets of WFBC-TV (Greenville, South Carolina) and simultaneously assigned its option to acquire the License Assets of WFBC-TV to Glencairn, Ltd. ("Glencairn") for an option assignment fee of $2.0 million. The Company entered into a local marketing agreement ("LMA") with Glencairn whereby the Company, in exchange for an hourly fee, obtained the right to program and sell advertising on substantially all of the station's inventory of broadcast time. The Company also received FCC approval for the transfer of the FCC licenses of KPNT-FM and WVRV-FM in St. Louis, Missouri, and exercised its option to acquire the License Assets of these radio stations for an option exercise price of $1.2 million. As a result of these license approvals and option exercises, the Company now owns the License Assets of (or has entered into an LMA with Glencairn with respect to) all of the television and radio stations with respect to which it acquired Non-License Assets (assets involved in the operation of radio and television stations other than License Assets) from River City, other than WTTV-TV and WTTK-TV in Indianapolis, Indiana.

AGREEMENT TO ACQUIRE HERITAGE

On July 16, 1997, the Company entered into agreements (the "Heritage Acquisition Agreements") with The News Corporation Limited, Heritage Media Group, Inc. and certain subsidiaries of Heritage Media Corporation (collectively, "Heritage"), pursuant to which the Company agreed to acquire certain television and radio station assets. Under the Heritage Acquisition Agreements, the Company will acquire the assets of, or the right to program pursuant to LMAs, six television stations in three markets and the assets of 24 radio stations in seven markets (the "Heritage Acquisition"). The aggregate purchase price for the assets is $630 million payable in cash at closing, less a deposit of $63 million paid at the time of signing the Heritage Acquisition Agreements. The Heritage Acquisition Agreements also provide for the acquisition of the assets of a television station in Oklahoma City, Oklahoma; the Company is required by the agreements to dispose of its interest in that station, and the Company has entered into a letter of intent to sell that station for $60 million in cash. The Company intends to finance the purchase by utilizing funds available under the Company's Bank Credit Agreement and the anticipated $60 million in proceeds from the sale of the Company's interest in the Oklahoma City station. Closing of the Heritage Acquisition is conditioned on, among other things, FCC approval.

9. 9% SENIOR SUBORDINATED NOTES DUE 2007:

In July 1997, the Company completed an issuance of $200 million aggregate principal amount of 9% Senior Subordinated Notes (the "1997 Notes"). The 1997 Notes were issued July 2, 1997, mature July 15, 2007, and provide for interest payments payable semi-annually on January 15 and July 15 of each year, commencing January 15, 1998. The 1997 Notes were sold to "qualified institutional buyers" (as defined in Rule 144A under the Securities Act) and a limited number of institutional "accredited investors" and the offering was exempt from registration under the Securities Act, pursuant to Section 4(2) of the Securities Act and Rule 144A thereunder. The Company utilized $162.5 million of the approximately $195.6 million net proceeds of the private issuance to repay outstanding revolving credit indebtedness under the Bank Credit Agreement and utilized the remainder to pay a portion of the $63 million cash down payment relating to the Heritage Acquisition.

Pursuant to a Registration Rights Agreement entered into in connection with the private placement of the 1997 Notes, the Company is obligated to offer to holders of the 1997 Notes the right to exchange the 1997 Notes with new 1997 Notes (the "1997 Notes Exchange Offer") having the same terms as the existing notes, except that the exchange of the new 1997 Notes for the existing 1997 Notes will be registered under the Securities Act. The Company filed a registration statement on October 8, 1997 which became effective on October 10, 1997. The 1997 Notes Exchange Offer is scheduled to expire on November 7, 1997.

10. SHELF REGISTRATION STATEMENT:

In October 1996, the Company filed a registration statement on Form S-3 with the Commission for the purpose of offering additional shares of its Class A Common Stock to the public. In August 1997, the Company amended this registration statement to reflect the registration of $1 billion of securities to be offered to the public, covering Class A Common Stock, Preferred Stock and debt securities (the "Shelf Registration"). In September 1997, the Company completed offerings of its Class A Common Stock and Series D Preferred Stock pursuant to the Shelf Registration.

11. PUBLIC OFFERING OF CLASS A COMMON STOCK:

In September 1997, the Company and certain stockholders of the Company completed a public offering of 4,345,000 and 1,750,000 shares, respectively of Class A Common Stock (the "Common Stock Offering"). The shares were sold pursuant to the Shelf Registration for an offering price of $36.50 per share and generated proceeds to the Company of $151.6 million, net of underwriters' discount and other offering costs of $7.0 million. The Company utilized a significant portion of the Common Stock Offering proceeds to repay indebtedness under the Bank Credit Agreement (see Note 12).


12. PUBLIC OFFERING OF SERIES D PREFERRED STOCK:

Concurrent with the Common Stock Offering, the Company completed a public offering of 3,450,000 shares of Series D Convertible Exchangeable Preferred
Stock (the "Preferred Stock Offering"). The shares were sold pursuant to the Shelf Registration at an offering price of $50 per share and generated proceeds to the Company of $167.5 million, net of underwriters' discount and other offering costs of $5.0 million.

The Convertible Exchangeable Preferred Stock have a liquidation preference of $50 per share and a stated annual dividend of $3.00 per share payable quarterly out of legally available funds and are convertible into shares of Class A Common Stock at the option of the holders thereof at a conversion price of $45.625 per share, subject to adjustment. The shares of Convertible Exchangeable Preferred Stock are exchangeable at the option of the Company, for 6% Convertible Subordinated Debentures of the Company, due 2012, and are redeemable at the option of the Company on or after September 20, 2000 at specified prices plus accrued dividends.

The Company received total net proceeds of $319.1 million from the Preferred Stock Offering and the Common Stock Offering. The Company utilized $285.7 million of the net proceeds from the Common Stock Offering and the Preferred Stock Offering to repay outstanding borrowings under the revolving credit facility, $8.9 million to repay outstanding amounts under the Tranche A term loan and the remaining net proceeds of approximately $24.5 million for general corporate purposes.


13. INTEREST RATE DERIVATIVE AGREEMENTS:

The Company has entered into interest rate derivative agreements to reduce the impact of changing interest rates on its floating rate debt, primarily relating to the Bank Credit Agreement. In May 1996, the Company amended its Bank Credit Agreement. The agreement requires the Company to enter into Interest Rate Protection Agreements at rates not to exceed 9.5% per annum as to a notional principal amount at least equal to 66% of the Tranche A term loans scheduled to be outstanding from time to time and 9.75% per annum as to a notional principal amount of 66% of the aggregate amount of Tranche B term loans scheduled to be outstanding from time to time.

At September 30, 1997, the Company had several interest rate swap agreements relating to the Bank Credit Agreement which expire from June 30, 1998 to July 15, 2007. The swap agreements set rates in the range of 5.55% to 9.00%. The notional amounts related to these agreements were $1.2 billion at September 30, 1997, and decrease to $100.0 million through the expiration dates. The Company has no intentions of terminating these instruments prior to their expiration dates unless it were to prepay a portion of its bank debt. The floating interest rates are based upon the three month London Interbank Offered Rate (LIBOR) rate, and the measurement and settlement is performed quarterly. Settlements of these agreements are recorded as adjustments to interest expense in the relevant periods. The Company estimates the aggregate cost to retire these instruments at September 30, 1997 to be $2.5 million.


14. AMENDMENT TO BANK CREDIT AGREEMENT:

Contemporaneously with the Preferred Stock Offering and the Common Stock Offering, the Company amended its Bank Credit Agreement. The Bank Credit Agreement currently consists of two classes: Tranche A Term Loan and a Revolving Credit Commitment. The Tranche A Term Loan is a term loan in a principal amount not to exceed $325 million and is scheduled to be paid in quarterly installments through December 31, 2004. The Revolving Credit Commitment is a revolving credit facility in a principal amount not to exceed $675 million and is scheduled to have reduced availability quarterly through December 31, 2004. As of September 30, 1997, outstanding indebtedness under the Tranche A Term Loan and the Revolving Credit Commitment were $316.1 million and $0, respectively.

The applicable interest rate for the Tranche A Term Loan and the Revolving Credit Tranche is either LIBOR plus 0.5% to 1.875% or the base rate plus zero to 0.625%. The applicable interest rate for the Tranche A Term Loan and the Revolving Credit is adjusted based on the ratio of total debt to four quarters' trailing earnings before interest, taxes, depreciation and amortization. The Company also amended its Bank Credit Agreement in May 1997 and incurred amendment acquisition costs of approximately $4.7 million, which are being amortized over the life of the debt.

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

The matters discussed below include forward-looking statements. Such statements are subject to a number of risks and uncertainties, such as the impact of changes in national and regional economies, successful integration of acquired television and radio stations (including achievement of synergies and cost reductions), pricing fluctuations in local and national advertising, availability of capital and volatility in programming costs. Additional risk factors regarding the Company are set forth in the Company's registration statement on Form S-4 filed with the Securities and Exchange Commission on October 10, 1997.

The following table sets forth certain operating data for comparison of the three months and nine months ended September 30, 1996 and 1997:

OPERATING DATA (dollars in thousands):

--------------------------------------------------------------------------------------------------------------------

                                                          THREE MONTHS                        NINE MONTHS
                                                       ENDED SEPTEMBER 30,                ENDED SEPTEMBER 30,
                                                     1996              1997             1996              1997
Net broadcast revenues                         $       102,013   $       113,327   $       219,352  $       333,028
Barter revenues                                          8,266            11,419            17,837           31,289
                                               ---------------   ---------------   ---------------  ---------------
Total revenues                                         110,279           124,746          237,189           364,317
                                               ---------------   ---------------   --------------   ---------------

Operating expenses                                      47,648            49,019           92,615           147,413
Expenses from barter arrangements                        5,594             9,976           13,453            26,279
Depreciation and amortization                           36,399            34,922           81,892           111,572
Amortization of deferred compensation                      117               117              623               350
                                               ---------------   ---------------   ---------------  ---------------
Broadcast operating income                              20,521            30,712           48,606            78,703

Interest expense                                       (29,001)          (25,349)         (56,647)          (77,342)
Subsidiary trust minority interest expense                   -            (5,845)               -           (12,852)
Interest and other income                                  652               313            3,824             1,400
                                               ---------------   ---------------   ---------------  ---------------
Net loss before income tax benefit                      (7,828)             (169)          (4,217)          (10,091)
Income tax benefit                                       4,500                70            2,400             4,170
                                               ---------------   ---------------   ---------------  ---------------
Net loss                                       $        (3,328)  $           (99)  $       (1,817)  $        (5,921)
                                               ===============   ================  ===============  ===============

BROADCAST CASH FLOW (BCF) DATA:
       Television BCF (a)                      $        46,721   $        50,508   $       110,030  $       148,540
       Radio BCF (a)                                     6,055             6,829             7,825           14,397
                                               ---------------   ---------------   ---------------  ---------------
       Consolidated BCF (a)                    $        52,776   $        57,337   $       117,855  $       162,937
                                               ===============   ================  ===============  ===============

       Television BCF margin (b)                          54.0%             52.5%            55.3%             51.6%
       Radio BCF margin (b)                               38.9%             40.0%            38.3%             31.7%
       Consolidated BCF margin (b)                        51.7%             50.6%            53.7%             48.9%

OTHER DATA:
       Adjusted EBITDA (c)                     $        49,807   $        53,876   $      111,820   $       152,491
       Adjusted EBITDA margin (b)                         48.8%             47.5%            51.0%             45.8%
       After tax cash flow (d)                 $        10,654   $        21,269   $       41,095   $        54,006
       Program contract payments               $         7,230   $        11,875   $       19,301   $        38,134
       Corporate expenses                      $         2,969   $         3,461   $        6,035   $        10,446
--------------------------------------------------------------------------------------------------------------------

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

Net broadcast revenue increased to $113.3 million for the three months ended September 30, 1997 from $102.0 million for the three months ended September 30, 1996, or 11.1%. This increase in net broadcast revenue for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996 was primarily due to growth in television broadcast revenue for television stations owned, operated or programmed for the three months ended September 30, 1996 and the three months ended September 30, 1997 (70.8% of increase), the acquisition of KUPN in May 1997 (19.5% of increase), and net broadcast revenues associated with WSTR which was owned for only a portion of the three month period ended September 30, 1996 (9.7% of increase). Net broadcast revenue increased to $333.0 million for the nine months ended September 30, 1997 from $219.4 million for the nine months ended September 30, 1996, or 51.8%. This increase in net broadcast revenue for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996 was primarily the result of acquisitions consummated during 1996 and 1997 and LMA transactions consummated in 1996 (the "Acquisitions") which reflect partial periods of operations (94.6% of increase) and to a lesser extent, an increase in net broadcast revenues for television stations owned, operated or programmed for the nine months ended September 30, 1996 and the nine months ended September 30, 1997 (5.4% of increase) which had revenue growth of 4.4%.

Total operating expenses excluding expenses from barter arrangements, depreciation and amortization (including film amortization and amortization of deferred compensation) (operating costs) increased to $49.0 million for the three months ended September 30, 1997 from $47.6 million for the three months ended September 30, 1996 or 2.9%. This increase in operating costs for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996 is primarily attributable to the acquisition of KUPN in May 1997 (45.0% of increase), operating costs associated with WSTR which was owned for only a portion of the three month period ended September 30, 1996 (16.7% of increase), an increase in corporate overhead expenses (35.9% of increase), and an increase in operating costs for television and radio stations owned, operated or programmed for the three months ended September 30,1997 and the three months ended September 30, 1996 (2.4% of increase). The television and radio stations owned for these periods had an increase in operating costs of 1.0%. Operating costs increased to $147.4 million for the nine months ended September 30, 1997 from $92.6 million for the nine months ended September 30, 1996 or 59.2%. This increase in operating costs for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996 was primarily the result of the Acquisitions (89.3% of increase), an increase in corporate overhead expenses (4.4% of increase), and an increase in operating costs for television stations owned, operated or programmed for the nine months ended September 30,1997 and the nine months ended September 30, 1996 (1.5% of increase). The television stations owned for these periods had an increase in operating costs of 3.3%.

Broadcast operating income increased to $30.7 million for the three months ended September 30, 1997, from $20.5 million for the three months ended September 30, 1996, or 49.8%. Broadcast operating income increased to $78.7 million for the nine months ended September 30, 1997 from $48.6 million for the nine months ended September 30, 1996 or 61.9%. The increase in broadcast operating income for the three months and nine months ended September 30, 1997 as compared to the three months and nine months ended September 30, 1996 was primarily attributable to the Acquisitions.

Interest expense decreased to $25.3 million for the three months ended September 30, 1997 from $29.0 million for the three months ended September 30, 1996, or
12.8 %. Interest expense increased to $77.3 million for the nine months ended September 30, 1997 from $56.6 million for the nine months ended September 30, 1996 or 36.6 %. The decrease in interest expense for the three months ended September 30, 1997 primarily related to the repayment and indebtedness under the Bank Credit agreement with the net proceeds of the private placement of the $200 million aggregate liquidation value of 11 5/8% High Yield Trust Offered Preferred Securities (the "HYTOPS") completed March 12, 1997. The increase in interest expense for the nine months ended September 30, 1997 primarily related to indebtedness incurred by the Company to finance the Acquisitions. Subsidiary trust minority interest expense of $5.8 million for the three months ended September 30, 1997 and $12.9 million for the nine months ended September 30, 1997 is related to the private placement of the HYTOPS completed March 12, 1997. Subsidiary trust minority interest expense was partially offset by reductions in interest expense because a portion of the proceeds of the sale of the HYTOPS was used to reduce indebtedness under the Company's Bank Credit Agreement.

Interest and other income decreased to $ .3 million for the three months ended September 30, 1997 from $ .7 million for the three months ended September 30, 1996 or 57.1%. Interest and other income decreased to $1.4 million for the nine months ended September 30, 1997 from $3.8 million for the nine months ended September 30, 1996 or 63.2%. These decreases were primarily due to lower average cash balances during these periods.

Income tax benefit decreased to $70,000 for the three months ended September 30, 1997 from $4.5 million for the three months ended September 30, 1996. Income tax benefit increased to $4.2 million for the three months ended September 30, 1997 from $2.4 million for the nine months ended September 30, 1996. The decrease in income tax benefit for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996 primarily related to the decrease in pre-tax loss. The Company's effective tax rate decreased to a benefit of 41.3 % for the nine months ended September 30, 1997 from a benefit of 57.0% for the nine months ended September 30, 1996.

The net deferred tax asset increased to $5.5 million as of September 30, 1997 from $ .8 million at December 31, 1996. The increase in the Company's net deferred tax asset as of September 30, 1997 as compared to December 31, 1996 primarily results from the anticipation that the pre-tax losses incurred during the first nine months of 1997 will be used to offset future taxable income.

Net loss for the three months ended September 30, 1997 was $99,000 or $(0.01) per share compared to net loss of $3.3 million or $(0.10) per share for the three months ended September 30, 1996. Net loss for the nine months ended September 30, 1997 was $5.9 million or $(0.17) per share compared to $1.8 million or $(0.05) per share.

Broadcast cash flow increased to $57.3 million for the three months ended September 30, 1997 from $52.8 million for the three months ended September 30, 1996, or 8.5%. Broadcast cash flow increased to $162.9 million for the nine months ended September 30, 1997 from $117.9 million for the nine months ended September 30, 1996 or 38.2%. These increases in broadcast cash flow primarily resulted from the 1996 and 1997 Acquisitions and to a lesser extent, increases in net broadcast revenues on a same station basis.

Adjusted EBITDA represents broadcast cash flow less corporate expenses. Adjusted EBITDA increased to $53.9 million for the three months ended September 30, 1997 from $49.8 million for the three months ended September 30, 1996, or 8.2%. Adjusted EBITDA increased to $152.5 million for the nine months ended September 30, 1997 from $111.8 million for the nine months ended September 30, 1996, or 36.4%. These increases in adjusted EBITDA for the three and nine months ended September 30, 1997 as compared to the three and nine months ended September 30, 1996 resulted from the Acquisitions.

The Company's broadcast cash flow margin decreased to 50.6% for the three months ended September 30, 1997 from 51.7% for the three months ended September 30, 1996. The Company's broadcast cash flow margin decreased to 48.9% for the nine months ended September 30, 1997 from 53.7% for the nine months ended September 30, 1996. The decrease in broadcast cash flow margins for the three and nine months ended September 30, 1997 as compared to the three and nine months ended September 30, 1996 primarily resulted from the lower margins of the acquired radio broadcasting assets, lower margins of certain television stations acquired during 1996 and a non-recurring $4.7 million timing lag of program contract payments during the third quarter of 1996 which primarily related to the River City Acquisition and certain other acquisitions. For television and radio stations owned, operated or programmed for the three months ended September 30, 1996 and the three months ended September 30, 1997, broadcast cash flow margin increased from 46.4% to 50.4%, respectively. For television stations owned, operated or programmed for the nine months ended September 30, 1996 and the nine months ended September 30, 1997, broadcast cash flow margins increased from 55.1% to 56.7%, respectively. These increases primarily resulted from expense savings that were realized as stations acquired in the Acquisitions were integrated into the existing operations, combined with increases in net broadcast revenue that did not involve increased costs.

The Company's adjusted EBITDA margin decreased to 47.5% for the three months ended September 30, 1997 from 48.8% for the three months ended September 30, 1996. The Company's adjusted EBITDA margin decreased to 45.8% for the nine months ended September 30, 1997 from 51.0% for the nine months ended September 30, 1996. Decreases in adjusted EBITDA margins for these periods resulted primarily from the circumstances affecting broadcast cash flow margins as noted above combined with an increase in corporate expenses. Corporate expenses increased to $3.5 million for the three months ended September 30, 1997 from $3.0 million for the three months ended September 30, 1996, or 16.7%. Corporate expenses increased to $10.4 million for the nine months ended September 30, 1997 from $6.0 million for the nine months ended September 30, 1996, or 73.3%. These increases in corporate expenses primarily result from costs associated with managing a larger base of operations.

After tax cash flow increased to $21.3 million for the three months ended September 30, 1997 from $10.7 million for the three months ended September 30, 1996, or 99.1%. After tax cash flow increased to $54.0 million for the nine months ended September 30, 1997 from $41.1 million for the nine months ended September 30, 1996 or 31.4%. The increase in after tax cash flow for the three and nine months ended September 30, 1997 as compared to the three and nine months ended September 30, 1996 primarily resulted from the Acquisitions and an increase in revenues on a same station basis, offset by interest expense on the debt incurred to consummate the 1996 and 1997 Acquisitions and subsidiary trust minority interest expense related to the private placement of the HYTOPS issued during March 1997.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1997, the Company had $10.3 million in cash balances and net working capital of approximately $33.1 million. Excluding the effect of current program contract costs and current program contract liabilities, the Company's working capital at September 30, 1997, would have been $41.9 million. The Company's primary source of liquidity is cash provided by operations and availability under the Bank Credit Agreement. As of November 4, 1997, the Company's cash balances were approximately $26.2 million with approximately $542 million available for borrowing under the Bank Credit Agreement. An additional $125 million is available to the Company under its Revolving Credit Commitment to the extent future acquisitions provide incremental EBITDA. In addition, the Bank Credit Agreement provides for a Tranche C term loan in the amount of up to $400 million which can be utilized upon approval by the Agent bank, banks holding a majority of the commitments and the raising of sufficient commitments to fund the additional loans. In July 1997, the Company entered into a purchase agreement to acquire the license and non-license assets of the radio and television stations of Heritage Media Group, Inc. ("Heritage") for $630 million and made a cash down payment of $63.0 million. The Company has entered into a letter of intent to sell one of the Heritage television stations for $60 million (the sale of which is required pursuant to the acquisition agreement relating to the remaining Heritage television and radio properties). The Company has sufficient availability under its Bank Credit Agreement to finance the Heritage Acquisition. The Company anticipates that it will finance the Heritage Acquisition through available bank financing or through a combination of available bank financing and proceeds from an offering of securities.

Net cash flows from operating activities increased to $65.4 million for the nine months ended September 30, 1997 from $34.4 million for the nine months ended September 30, 1996. The Company made income tax payments of $5.8 million for the nine months ended September 30, 1997 as compared to $6.8 million for the nine months ended September 30, 1996. The Company made interest payments on outstanding indebtedness of $83.3 million during the nine months ended September 30, 1997 as compared to $62.6 million for the nine months ended September 30, 1996. Additional interest payments for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996 primarily related to additional interest costs on indebtedness incurred to finance the 1996 Acquisitions. The Company made subsidiary trust minority interest expense payments of $11.8 million for the nine months ended September 30, 1997 related to the private placement of HYTOPS completed in March 1997. Program rights payments increased to $38.1 million for the nine months ended September 30, 1997 from $19.3 million for the nine months ended September 30, 1996, primarily as a result of the 1996 Acquisitions.

Net cash flows used in investing activities decreased to $194.0 million for the nine months ended September 30, 1997 from $995.7 million for the nine months ended September 30, 1996. The Company made payments of approximately $3.1 million during the nine months ended September 30, 1997, utilizing indebtedness under the Bank Credit Agreement and existing cash balances, to acquire the license and non-license assets of the following radio stations: WGR-AM and WWWS-AM (Buffalo, New York) and WWFH-FM, WILP-AM, WWSH-FM and WKRF-FM (Wilkes-Barre/Scranton, Pennsylvania). During the nine months ended September 30, 1997, the Company made cash payments of $87.5 million to acquire the license and non-license assets of KUPN-TV in Las Vegas, Nevada, utilizing indebtedness under the Bank Credit Agreement and existing cash balances. During the nine months ended September 30, 1997, the Company made purchase option extension payments of $11.7 million relating to WSYX-TV in Columbus, Ohio. The Company made purchase option exercise payments of $11.1 million during the nine months ended September 30, 1997 exercising options to acquire certain FCC licenses related to the River City Acquisition. In July 1997, the Company assigned its option to acquire the license assets of WFBC-TV in Greenville, South Carolina, to Glencairn, Ltd for an option assignment fee of $2.0 million. The Company made payments for property and equipment of $13.2 million for the nine months ended September 30, 1997. Other than the Heritage Acquisition, the Company has no outstanding commitments for capital expenditures. The Company anticipates that future requirements for capital expenditures will include other acquisitions if suitable acquisitions can be identified on acceptable terms and capital expenditures incurred during the ordinary course of business.

Net cash flows provided by financing activities decreased to $136.6 million for the nine months ended September 30, 1997 from $850.5 million for the nine months ended September 30, 1996. In March 1997, the Company completed a private placement of the HYTOPS. The Company utilized $135 million of the approximately $192.8 million net proceeds of the HYTOPS to repay outstanding debt and retained the remainder for general corporate purposes, which included the acquisition of KUPN-TV in Las Vegas, Nevada. The Company made payments totaling $4.6 million to repurchase 186,000 shares of Class A Common Stock during the nine months ended September 30, 1997. In May 1997, the Company made payments of $4.7 million related to the amendment of its Bank Credit Agreement. In the fourth quarter of 1996, the Company negotiated the prepayment of syndicated program contract liabilities for excess syndicated programming assets. In the first quarter of 1997, the Company made final cash payments of $1.4 million related to these negotiations. In July 1997, the Company issued the 1997 Notes utilizing $162.5 million of the approximately $195.6 million proceeds to repay outstanding indebtedness, retaining the remainder to pay a portion of the $63 million cash down payment relating to the Heritage Acquisition.

The Company received net proceeds from the Preferred Stock Offering and the Common Stock Offering of approximately $167.5 million and $151.6 million, respectively. The Company used the majority of these funds to repay existing borrowings under the Bank Credit Agreement. Contemporaneously with the Preferred Stock Offering and the Common Stock Offering, the Company and the lenders under the Bank Credit Agreement entered into an amendment to the Bank Credit Agreement, the effect of which was to recharacterize $275 million of indebtedness from the Tranche A term loan under the Bank Credit Agreement to amounts owing under the revolving credit facility under the Bank Credit Agreement. The Company used $285.7 million of the net proceeds from the Common Stock Offering and the Preferred Stock Offering to repay outstanding borrowings under the revolving credit facility, $8.9 million to repay outstanding amounts under the Tranche A term loan and the remaining net proceeds of approximately $24.5 million for general corporate purposes.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

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

On August 5, 1997, UPN filed an action in the Los Angeles Superior Court against, inter alia, Sinclair, and certain of its affiliates. This action relates to Sinclair's owned and/or programmed stations in Baltimore, Pittsburgh, San Antonio, Oklahoma City and Cincinnati, as well as to each of the other stations indirectly owned and/or programmed by Sinclair subsidiaries which are affiliated with UPN. With respect to each of these stations, the UPN lawsuit requests a declaratory judgement that the affiliation has been renewed with a termination date of January 15, 2001 and a judgement compelling specific performance with such affiliation. Alternatively, UPN is seeking unspecified damages for breach of contract.

On August 6, 1997, certain of Sinclair's subsidiaries filed an action in the Circuit Court for Baltimore City against UPN and its general partners. This action seeks a declaratory judgement that proper notice of non-renewal had been provided with respect to the above referenced stations and that the affiliation agreements with UPN for these stations will terminate on January 15, 1998.

ITEM 5. OTHER INFORMATION

ACQUISTION OF LICENSE ASSETS OF RADIO AND TELEVISION STATIONS

In July 1997, the FCC granted approval for transfer of the FCC license for WLOS-TV in Asheville, North Carolina. The Company exercised its option to acquire the License Assets (the television assets essential for broadcasting a television signal in compliance with regulatory guidelines) of this station from River City Broadcasting, L.P. ("River City") for an option exercise payment of $2.1 million. In July 1997, the Company made an option exercise payment of $.5 million to River City related to the license assets of WFBC-TV (Greenville, South Carolina) and simultaneously assigned its option to acquire the License Assets of WFBC-TV to Glencairn, Ltd. ("Glencairn") for an option assignment fee of $2.0 million. The Company entered into a local marketing agreement ("LMA") with Glencairn whereby the Company, in exchange for an hourly fee, obtained the right to program and sell advertising on substantially all of the station's inventory of broadcast time. The Company also received FCC approval for the transfer of the FCC licenses with respect to the following television and radio stations: KDNL-TV (St. Louis, Missouri), KOVR-TV (Sacramento, California), KABB-TV (San Antonio, Texas), KDSM-TV (Des Moines, Iowa) and KPNT-FM and WVRV-FM (St. Louis, Missouri) for aggregate option exercise payments of $8.5 million. As a result of these license approvals and option exercises, the Company now owns the License Assets of (or has entered into an LMA with Glencairn with respect to) all of the television and radio stations with respect to which it acquired Non-License Assets (assets involved in the operation of radio and television stations other than License Assets) from River City, other than WTTV-TV and WTTK-TV in Indianapolis, Indiana.

AMENDMENT OF BANK CREDIT AGREEMENT

On September 2, 1997, the Company entered into an Amended and Restated Credit Agreement with the Chase Manhattan Bank, as Agent (as amended from time to time, "the Bank Credit Agreement"). The terms of the Bank Credit Agreement as amended and restated are summarized below. The summary set forth below does not purport to be complete and is qualified in its entirety by reference to the provisions of the Bank Credit Agreement. A copy of the Bank Credit Agreement is filed as an exhibit to this Report on Form 10-Q.

The Company entered into the Bank Credit Agreement with The Chase Manhattan Bank as Agent, and certain lenders (collectively, the "Banks"). The Bank Credit Agreement is comprised of two components, consisting of (i) the $675 million Revolving Credit Facility and (ii) the $325 million Term Loan. An additional term loan in the amount of $400 million (the "Incremental Facility") is available to the Company under the Bank Credit Agreement. The Company has borrowed no funds with respect to this additional term loan. Beginning March 31, 2000, the commitment under the Revolving Credit Facility is subject to mandatory quarterly reductions beginning on September 30, 1997 with the quarterly reduction escalating annually through December 31, 2004. The Term Loan is required to be repaid by the Company in equal quarterly installments beginning on September 30, 1997 with the quarterly payment escalating annually through the final maturity date of December 31, 2004.

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

In addition to the Revolving Credit Facility and the Term Loans, the Bank Credit Agreement provides that the Banks may, but are not obligated to, loan the Company up to an additional $400 million at any time prior to September 29, 1998 pursuant to the Incremental Facility. This additional loan, if agreed to by the Agent and banks holding a majority of the commitments and funded by a group of existing or new banks, would be in the form of a senior secured standby multiple draw term loan. The Incremental Facility would be available to fund the acquisition of WSYX and certain other acquisitions and would be repayable in equal quarterly installments beginning September 30, 1998, with the quarterly payment escalating annually through the final maturity date of December 30, 2004.

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

The Bank Credit Agreement contains a number of covenants which restrict the operations of the Company and its subsidiaries, including the ability to: (i) merge, consolidate, acquire or sell assets; (ii) create additional indebtedness or liens; (iii) pay dividends on the capital stock (including preferred stock) of the Company; (iv) enter into certain arrangements with or investments in affiliates; and (v) change the business or ownership of the Company. The Company and its subsidiaries are also prohibited under the Bank Credit Agreement from incurring obligations relating to the acquisition of programming if, as a result of such acquisition, the cash payments on such programming exceed specified amounts set forth in the Bank Credit Agreement.

In addition, the Company must comply with certain other financial covenants in the Bank Credit Agreement which include: (i) Fixed Charges Ratio (as defined in the Bank Credit Agreement) of no less than 1.05 to 1 at any time; (ii) Interest Coverage Ratio (as defined in the Bank Credit Agreement) of no less than 1.8 to 1 from the Restatement Effective Date (as defined in the Bank Credit Agreement) to December 30, 1998 and increasing each fiscal year to 2.20 to 1 from December 31, 2000 and thereafter; and (iii) a Senior Indebtedness Ratio (as defined in the Bank Credit Agreement) of no greater than 5.0x from the Restatement Effective Date declining to 4.0x by December 31, 2001 and at all times thereafter and (iv) a Total Indebtedness Ratio (as defined in the Bank Credit Agreement) of no greater than 6.75 to 1 from the Restatement Effective Date declining to 4.00 to 1 by December 31, 2001 and at all times thereafter.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

EXHIBIT
NUMBER             DESCRIPTION
10.6 Amendment No. 1 dated as of September 2, 1997 to the Third Amended and Restated Credit Agreement dated as of May 20, 1997 by and among Sinclair Broadcast Group, Inc., Certain Subsidiary Guarantors, Certain Lenders and The Chase Manhattan Bank as Agent.
27     Financial Data Schedule

B)   REPORTS ON FORM 8-K

The Company filed a Current Report on Form 8-K/A dated October 8, 1997 reporting on item 5 to reflect an updated discussion and analysis of financial condition and results of operations and an updated description of its business and management and to set forth pro forma financial statements reflecting recent financing and pending acquisition activities for the purpose of incorporating the information herein by reference into future securities filings.

The Company filed a Current Report on Form 8-K dated September 22, 1997 reporting on items 5 and 7 with respect to the Shelf Registration and the Common Stock Offering and Preferred Stock Offering.

The Company filed a Current Report on Form 8-K dated September 3, 1997 reporting on item 5 with respect to an asset purchase agreement entered into with SFX Broadcasting, Inc. ("SFX"), pursuant to which the Company will sell to SFX the assets relating to the operation of Nashville radio stations WJZC-FM, WLAC-FM and WLAC-AM.

The Company filed a Current Report on Form 8-K dated August 29, 1997 reporting on item 5 to reflect an updated discussion and analysis of financial condition and results of operations and an updated description of its business and management and to set forth pro forma financial statements reflecting recent and pending financing and acquisition activities for the purpose of incorporating the information herein by reference into future securities filings.

The Company filed a Current Report on Form 8-K dated August 26, 1997 reporting on items 5 and 7 with respect to pro forma financial information for the Company showing the effect of the Heritage Acquisition and certain other transactions since January 1, 1996 and including the audited financial statements of Heritage Media Services, Inc. - Broadcasting Segment, which includes all of the assets to be acquired by the Company pursuant to the Heritage Acquisition Agreements.

The Company filed a current report on Form 8-K dated August 13, 1997 reporting on item 7 with respect to certain financial information about itself relating to a $200 million private offering of 9% Senior Subordinated Notes due 2007.

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

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized in the city of Baltimore, Maryland on the 10th day of November, 1997.



                                         SINCLAIR BROADCAST GROUP, INC.


                                         by:       /s/  David B. Amy
                                                  David B. Amy
                                                  Chief Financial Officer
                                                  Principal Accounting Officer