Form 10-K
period 1997-12-31
SINCLAIR BROADCAST GROUP INC
filed 1998-03-17
CIK 912752

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997     COMMISSION FILE NUMBER : 0-26076

                         SINCLAIR BROADCAST GROUP, INC.
             (Exact name of Registrant as specified in its charter)

                               ----------------

                   Maryland                          52-1494660
    (State or other jurisdiction of     (I.R.S. Employer Identification No.)
    incorporation or organization)


                              2000 WEST 41ST STREET
                            BALTIMORE, MARYLAND 21211
                    (Address of principal executive offices)

                                 (410) 467-5005
              (Registrant's telephone number, including area code)
        Securities registered pursuant to Section 12 (b) of the Act: NONE
          Securities registered pursuant to Section 12 (g) of the Act:
             Class A Common Stock, par value $.01 per share Series D
                    Preferred Stock, par value $.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be files by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No [ ]

Indicate by check mark if disclosure of delinquent filings pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Based on the closing sale price of $56 15/16 per share as of March 16, 1998, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $803.4 million.

As of March 13, 1998, there are 14,380,770 shares of Class A Common stock, $.01 par value; 25,166,432 shares of Class B Common Stock, $.01 par value; 976,380 shares of Series B Preferred Stock, $.01 par value, convertible into 3,550,484 shares of Class A Common Stock; and 3,450,000 shares of Series D Preferred Stock, $.01 par value, convertible into 3,780,822 shares of Class A Common Stock of the Registrant issued and outstanding.

In addition, 2,000,000 shares of $200 million aggregate liquidation value of 11 5/8% High Yield Trust Offered Preferred Securities of Sinclair Capital, a subsidiary trust of Sinclair Broadcast Group, Inc., are issued and outstanding.

                                     PART I

FORWARD-LOOKING STATEMENTS

     The matters discussed in this Form 10-K include forward-looking statements. In addition, when used in this Form 10-K, the words "intends to," "believes,"
"anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to a number of risks and uncertainties. Actual results in the future could differ materially and adversely from those described in the forward-looking statements as a result of various important factors, including the impact of changes in national and regional economies, successful integration of acquired television and radio stations (including achievement of synergies and cost reductions), pricing fluctuations in local and national advertising, volatility in programming costs, the availability of suitable acquisitions on acceptable terms and the other risk factors set forth in the Company's prospectus filed with the Securities and Exchange Commission on December 12, 1997, pursuant to rule 424(b)(5). The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

ITEM 1. BUSINESS

                              BUSINESS OF SINCLAIR

     The Company is a diversified broadcasting company that currently owns or programs pursuant to LMAs 35 television stations, and upon consummation of all pending acquisitions and dispositions, the Company will own or program pursuant to LMAs 56 television stations. The Company owns or programs pursuant to LMAs 52 radio stations and upon consummation of all pending acquisitions and dispositions, the Company will own or program pursuant to LMAs 51 radio stations. The Company also has options to acquire two additional radio stations. The Company believes that upon completion of all pending acquisitions and dispositions it will be one of the top 10 radio groups in the United States, when measured by the total number of radio stations owned or programmed pursuant to LMAs.

     The 35 television stations the Company owns or programs pursuant to LMAs are located in 24 geographically diverse markets, with 23 of the stations in the top 51 television DMAs in the United States. Upon consummation of all pending acquisitions and dispositions, the Company will own or program television stations in 37 geographically diverse markets (with 30 of such stations in the top 51 DMAs) and will reach approximately 22.5% of the television households in the United States. The Company currently owns or programs 11 stations affiliated with Fox, 10 with WB, four with ABC, two with NBC, two with UPN, and one with CBS. Five stations operate as independents. Upon consummation of all pending acquisitions and dispositions and the transfer of affiliations pursuant to existing agreements, 23 of the Company's owned or programmed television stations will be Fox affiliates, 11 will be WB affiliates, seven will be UPN affiliates, five will be ABC affiliates, three will be NBC affiliates, one will be a CBS affiliate and six will be operated as independents. Upon consummation of all pending acquisitions and dispositions and transfers of affiliations pursuant to existing agreements, the Company will own or program more stations affiliated with Fox than any other broadcaster.

     The Company's radio station group is geographically diverse with a variety of programming formats including country, urban, news/talk/sports, rock and adult contemporary. Of the 52 stations owned or provided programming services by the Company, 19 broadcast on the AM band and 33 on the FM band. The Company owns between three and eight stations in all but one of the 12 radio markets it serves.

     The Company has undergone rapid and significant growth over the course of the last seven years. Since 1991, the Company has increased the number of stations it owns or provides programming services to from three television stations to 35 television stations and 52 radio stations. From 1991 to 1997, net broadcast revenues and Adjusted EBITDA (as defined herein) increased from $39.7 million to $471.2 million, and from $15.5 million to $229.0 million, respectively. Pro forma for pending acquisitions and dispositions described below (except the Montecito Acquisition, the Lakeland Acquisition, and the execution of an LMA with respect to WSYX-TV), net broadcast revenue and Adjusted EBITDA would have been $715.1 million and $345.7 million, respectively.

     The Company is a Maryland corporation formed in 1986. The Company's principal offices are located at 2000 West 41st Street, Baltimore, Maryland 21211, and its telephone number is (410) 467-5005.

TELEVISION BROADCASTING

     The Company owns and operates, provides programming services to, or has agreed to acquire the following television stations:


                                                                                              NUMBER OF
                                                                                             COMMERCIAL                EXPIRATION
                                 MARKET                                                      STATIONS IN    STATION     DATE OF
            MARKET              RANK(A)   STATIONS    STATUS(B)    CHANNEL   AFFILIATION   THE MARKET (C)   RANK(D)   FCC LICENSE
------------------------------ --------- ---------- ------------- --------- ------------- ---------------- --------- -------------
Minneapolis/St. Paul,
 Minnesota ...................    14     KLGT         Pending         23          WB             6            6        4/1/98 (f)
Pittsburgh, Pennsylvania .....    19     WPGH           O&O           53         FOX             6            4       8/1/99
                                         WCWB           LMA           22          WB                          5       8/1/99
Sacramento, California .......    20     KOVR           O&O           13         CBS             7            3      12/1/98
St. Louis, Missouri ..........    21     KDNL           O&O           30         ABC             6            5       2/1/06
Baltimore, Maryland ..........    23     WBFF           O&O           45         FOX             5            4      10/1/04
                                         WNUV           LMA           54          WB                          5      10/1/04
Indianapolis, Indiana ........    25     WTTV         LMA (e)          4      IND (h)(u)         8            5       8/1/05
                                         WTTK        LMA (e)(g)       29       IND (h)                        5       8/1/05
Raleigh/Durham,
 North Carolina ..............    29     WLFL           O&O           22         FOX             7            4      12/1/04
                                         WRDC           LMA           28         UPN                          5      12/1/04
Cincinnati, Ohio .............    30     WSTR           O&O           64          WB             5            5      10/1/05
Milwaukee, Wisconsin .........    31     WCGV           O&O           24         IND             6            5       12/1/97 (f)
                                         WVTV           LMA           18          WB                          6      12/1/05
Kansas City, Missouri ........    32     KSMO           O&O           62      IND (h)(v)         8            5       2/1/06
Nashville, Tennessee .........    33     WZTV       Pending (q)       17         FOX             6            4       8/1/05
                                         WUXP       Pending (r)       30         UPN                          5       8/1/05
Columbus, Ohio ...............    34     WTTE           O&O           28         FOX             5            4      10/1/05
Asheville, North Carolina
 and Greenville/
 Spartanburg/ Anderson,
 South Carolina ..............    35     WFBC           LMA           40        IND (h)          6            5      12/1/04
                                         WLOS           O&O           13         ABC             6            3      12/1/04
San Antonio, Texas ...........    38     KABB           O&O           29         FOX             7            4       8/1/98
                                         KRRT           LMA           35          WB                          6       8/1/98
Norfolk, Virginia ............    39     WTVZ           O&O           33         FOX             6            4      10/1/04
Buffalo, New York ............    40     WUTV       Pending (q)       29         FOX             5            4       6/1/99
Oklahoma City, Oklahoma           44     KOCB           O&O           34          WB             5            5        6/1/98 (f)
                                         KOKH       Pending (r)       25         FOX                          4        6/1/98 (f)
Greensboro/Winston-
 Salem/High Point,
 North Carolina ..............    46     WXLV       Pending (q)       45         ABC             7            4      12/1/04
                                         WUPN       Pending (r)       48         UPN                          5      12/1/04
Birmingham, Alabama ..........    51     WTTO         O&O (m)         21          WB             6            5       4/1/05
                                         WABM           LMA           68       IND (h)                        6       4/1/05
Dayton, Ohio .................    53     WKEF       Pending (n)       22         NBC             4            3      10/1/05
                                         WRGT       Pending (r)       45         FOX                          4      10/1/05
Charleston/Huntington,
 West Virginia ...............    57     WCHS           O&O            8         ABC             4            3      10/1/04
                                         WVAH       Pending (r)       11         FOX                          4      10/1/04
Richmond, Virginia ...........    59     WRLH       Pending (q)       35         FOX             5            4      10/1/04
Las Vegas, Nevada ............    61     KUPN           O&O           21          WB             8            5      10/1/98
                                         KFBT       Pending (s)                                               8      10/1/98


                                                                                                NUMBER OF
                                                                                               COMMERCIAL               EXPIRATION
                                  MARKET                                                       STATIONS IN    STATION     DATE OF
             MARKET             RANK(A)    STATIONS     STATUS(B)   CHANNEL    AFFILIATION  THE MARKET (C)   RANK(D)   FCC LICENSE
------------------------------- --------- ---------- -------------- --------- ------------- ---------------- --------- -------------

Mobile, Alabama and
 Pensacola, Florida ...........     62    WEAR            O&O            3         ABC              6            2       2/01/05
                                          WFGX            LMA           35          WB                           6       2/01/05
Flint/Saginaw/Bay City,
 Michigan .....................     63    WSMH            O&O           66         FOX              4            4       10/1/05
Lexington, Kentucky ...........     67    WDKY            O&O           56         FOX              5            4        8/1/05
Des Moines, Iowa ..............     69    KDSM            O&O           17         FOX              4            4        2/1/06
Syracuse, New York ............     72    WSYT        Pending (n)       68         FOX              5            4        6/1/99
                                          WNYS        Pending (o)       43         UPN                           5        6/1/99

Rochester, New York ...........     75    WUHF        Pending (q)       31         FOX              4            4        6/1/99
Paducah, Kentucky and Cape
 Girardeau, Missouri ..........     79    KBSI        Pending (n)       23         FOX              5            4        2/1/06
                                          WDKA        Pending (o)       49         UPN                           5              (t)
Madison, Wisconsin ............     84    WMSN        Pending (q)       47         FOX              4            4       12/1/05
Burlington, Vermont and
 Plattsburgh, New York ........     91    WPTZ          O&O (i)          5         NBC              5            2        6/1/99
                                          WNNE        O&O (i)(k)        31         NBC                           4        4/1/99
                                          WFFF          LMA (j)         44         FOX                            (l)           (l)
Tri-Cities, Tennessee/
 Virginia .....................     93    WEMT        Pending (n)       39         FOX              5            4        8/1/05
Tyler/Longview, Texas .........    107    KETK        Pending (n)       56         NBC              3            2        8/1/98
                                          KLSB       Pending  (o)       19         NBC                            (p)     8/1/98

Peoria/Bloomington,
 Illinois .....................    110    WYZZ            O&O           43         FOX              4            4       12/1/05
Charleston, South Carolina.....    117    WMMP        Pending (n)       36         UPN              5            5       12/1/04
                                          WTAT        Pending (r)       24         FOX                           4       12/1/04

Utica, New York ...............    169    WFXV        Pending (q)       33         FOX              4            3        6/1/99
                                          WPNY        Pending (q)       11         UPN                           4      6/1/98 (f)
Tuscaloosa, Alabama ...........    187    WDBB          LMA (m)         17          WB              2            2        4/1/05

----------
(a) Rankings are based on the relative size of a station's DMA among the 211 generally recognized DMAs in the United States as estimated by Nielsen.

(b) "O&O" refers to stations owned and operated by the Company, "LMA" refers to stations to which the Company provides programming services pursuant to an LMA and "Pending" refers to stations the Company has agreed to acquire. See "-- 1997 Acquisitions."

(c) Represents the number of television stations designated by Nielsen as "local" to the DMA, excluding public television stations and stations which do not meet the minimum Nielsen reporting standards (weekly cumulative audience of at least 2.5%) for the Sunday-Saturday, 6:00 a.m. to 2:00 a.m. time period.

(d) The rank of each station in its market is based upon the November 1997 Nielsen estimates of the percentage of persons tuned to each station in the market from 6:00 a.m. to 2:00 a.m., Sunday-Saturday.

(e) Non-License Assets acquired from River City Broadcasting, L.P. ("River City") and option exercised to acquire License Assets. Will become owned and operated upon FCC approval of transfer of License Assets and closing of acquisition of License Assets.

(f)  License renewal application pending.

(g) WTTK currently simulcasts all of the programming aired on WTTV and the station rank applies to the combined viewership of these stations.

(h) "IND" or "Independent" refers to a station that is not affiliated with any of ABC, CBS, NBC, Fox, WB or UPN.

(i)  The Company has agreed to sell this station to a third party.

(j) The Company has agreed to assign its right to program this station to the third party to whom the Company has agreed to sell WPTZ and WNNE.

(k)  WNNE currently simulcasts the programming broadcast on WPTZ.

(l) This station began broadcast operations in August 1997 pursuant to program test authority and does not yet have a license. This station has not yet established a rank.

(m)  WDBB simulcasts the programming broadcast on WTTO.

(n)  This  station  will  be  owned  upon  the   completion  of  the  Max  Media
     Acquisition.

(o) The Company will provide programming services to this station upon the completion of the Max Media Acquisition.

(p)  KLSB simulcasts the programming broadcast of KETK.

(q)  This station will be owned upon the completion of the Sullivan Acquisition.

(r) The Company anticipates that it will provide programming services to this station upon the completion of the Sullivan Acquisition.

(s) The Company has entered into an agreement to provide programming to this station effective upon termination of the HSR Act waiting period. The Company has also entered into an agreement to acquire this station's licensee.

(t) This station has begun broadcast operations pursuant to program test authority and does not yet have a license.

(u)  WTTV will become an affiliate of WB effective April 6, 1998.

(v)  KSMO will become an affiliate of WB effective March 30, 1998.

Operating Strategy

     The Company's television operating strategy includes the following key elements:

Attracting Viewership
---------------------

     The Company seeks to attract viewership and expand its audience share through selective, high-quality programming.

     Popular Programming. The Company believes that an important factor in attracting viewership to its stations is their network affiliations with Fox, WB, ABC, NBC, CBS and UPN. These affiliations enable the Company to attract viewers by virtue of the quality first-run original programming provided by these networks and the networks' promotion of such programming. The Company also seeks to obtain, at attractive prices, popular syndicated programming that is complementary to the station's network affiliation. Examples of popular syndicated programming obtained by the Company for broadcast on its Fox, WB and UPN affiliates and independent stations are "Mad About You," "Frasier," "The Simpsons," "Home Improvement" and "Seinfeld." In addition to network programming, the Company's ABC and CBS affiliates broadcast news magazine, talk show, and game show programming such as "Hard Copy," "Entertainment Tonight," "Regis and Kathie Lee," "Wheel of Fortune" and "Jeopardy."

     Children's Programming. The Company seeks to be a leader in children's programming in each of its respective DMAs. The Company's nationally recognized "Kids Club" was the forerunner and model for the Fox network-wide marketing efforts promoting children's programming. Sinclair carries the Fox Children's Network ("FCN") and WB and UPN children's programming, all of which include significant amounts of animated programming throughout the week. In those markets where the Company owns or programs ABC, NBC or CBS affiliates, the Company broadcasts those networks' animated programming during weekends. In addition to this animated programming, the Company broadcasts other forms of children's programming, which may be produced by the Company or by an affiliated network or supplied by a syndicated programmer.

     Counter-Programming. The Company's programming strategy on its Fox, WB, UPN and independent stations also includes "counter-programming," which consists of broadcasting programs that are alternatives to the types of programs being shown concurrently on competing stations. This strategy is designed to attract additional audience share in demographic groups not served by concurrent programming on competing stations. The Company believes that implementation of this strategy enables its stations to achieve competitive rankings in households in the 18-34, 18-49 and 25-54 demographics and to offer greater diversity of programming in each of its DMAs.

     Local News. The Company believes that the production and broadcasting of local news can be an important link to the community and an aid to the station's efforts to expand its viewership. In addition, local news programming can provide access to advertising sources targeted specifically to local news. The Company carefully assesses the anticipated benefits and costs of producing local news prior to introduction at a Company station because a significant investment in capital equipment is required and substantial operating expenses are incurred in introducing, developing and producing local news programming. The Company currently provides local news programming at WBFF and WNUV in Baltimore, WLFL in Raleigh/Durham, KDNL in St. Louis, KABB in San Antonio, KOVR in Sacramento, WPGH in Pittsburgh and WLOS in Asheville and Greenville/Spartanburg/Anderson. The Company also broadcasts news programs on WDKY in Lexington, which are produced in part by the Company and in part through the purchase of production services from an independent third party, and on WTTV in Indianapolis, which are produced by a third party in exchange for a limited number of advertising spots. River City provides the Company certain services with respect to the production of news programming and on air talent on WTTE in Columbus. Pursuant to an agreement, River City provides these services to the Company in return for a fee equal to approximately $416,000 per year. The possible introduction of local news at the other Company stations is reviewed periodically. The Company's policy is to institute local news programming at a specific station only if the expected benefits of local news programming at the station are believed to exceed the associated costs after an appropriate start-up period.

     Popular Sporting Events. The Company attempts to capture a portion of advertising dollars designated to sports programming in selected DMAs. The Company's WB, UPN and independent stations generally face fewer restrictions on broadcasting live local sporting events than do their competitors that are affiliates of the major networks and Fox since affiliates of the major networks and Fox are subject to prohibitions against preemptions of network programming. The Company has been able to acquire the local television broadcast rights for certain sporting events, including NBA basketball, Major League Baseball, NFL football, NHL hockey, ACC basketball, Big Ten football and basketball, and SEC football. The Company seeks to expand its sports broadcasting in DMAs as profitable opportunities arise. In addition, the Company's stations that are affiliated with Fox, NBC, ABC and CBS broadcast certain Major League Baseball games, NFL football games and NHL hockey games as well as the Olympics and other popular sporting events.

Innovative Local Sales and Marketing
------------------------------------

     The Company believes that it is able to attract new advertisers to its stations and increase its share of existing customers' advertising budgets by creating a sense of partnership with those advertisers. The Company develops such relationships by training its sales forces to offer new marketing ideas and campaigns to advertisers. These campaigns often involve the sponsorship by advertisers of local promotional events that capitalize on the station's local identity and programming franchises. For example, several of the Company's stations stage local "Kids Fairs" which allow station advertisers to reinforce their on-air advertising with their target audience. Through its strong local sales and marketing focus, the Company seeks to capture an increasing share of its revenues from local sources, which are generally more stable than national advertising.

Control of Operating and Programming Costs
------------------------------------------

     By employing a disciplined approach to managing programming acquisition and other costs, the Company has been able to achieve operating margins that the Company believes are among the highest in the television broadcast industry. The Company has sought and will continue to seek to acquire quality programming for prices at or below prices paid in the past. As an owner or provider of programming services to a substantial number of television stations throughout the country, the Company believes that it is able to negotiate favorable terms for the acquisition of programming. Moreover, the Company emphasizes control of each of its stations' programming and operating costs through program-specific profit analysis, detailed budgeting, tight control over staffing levels and detailed long-term planning models.

Attract and Retain High Quality Management
------------------------------------------

     The Company believes that much of its success is due to its ability to attract and retain highly skilled and motivated managers, both at the corporate and local station levels. A portion of the compensation provided to regional managers, general managers, sales managers and other station managers is based on their achieving certain operating results. The Company also provides its corporate and station managers with deferred compensation plans offering options to acquire Class A Common Stock.

Community Involvement
---------------------

     Each of the Company's stations actively participates in various community activities and offers many community services. The Company's activities include broadcasting programming of local interest and sponsorship of community and charitable events. The Company also encourages its station employ-ees to become active members of their communities and to promote involvement in community and charitable affairs. The Company believes that active community involvement by its stations provides its stations with increased exposure in their respective DMAs and ultimately increases viewership and advertising support.

Establish LMAs
--------------

     The Company believes that it can attain significant growth in operating cash flow through the utilization of LMAs. By expanding its presence in a market in which it owns a station, the Company can improve its competitive position with respect to a demographic sector. In addition, by providing programming services to an additional station in a market, the Company is able to realize significant economies of scale in marketing, programming, overhead and capital expenditures. After giving effect to all pending acquisitions and dispositions, the Company will provide programming services pursuant to an LMA to an additional station in 18 of the 37 television markets in which the Company will own or program a station.

Programming and Affiliations

     The Company continually reviews its existing programming inventory and seeks to purchase the most profitable and cost-effective syndicated programs available for each time period. In developing its selection of syndicated programming, the Company balances the cost of available syndicated programs with their potential to increase advertising revenue and the risk of their reduced popularity during the term of the program contract. The Company seeks to purchase only those programs with contractual periods that permit programming flexibility and which complement a station's overall programming strategy. Programs that can perform successfully in more than one time period are more attractive due to the long lead time and multi-year commitments inherent in program purchasing.

     Of the 35 stations owned or provided programming services by the Company, 11 stations are Fox affiliates, 10 stations are WB affiliates, four stations are ABC affiliates, two stations are NBC affiliates, two stations are UPN affiliates, and one station is a CBS affiliate. The networks produce and distribute programming in exchange for each station's commitment to air the programming at specified times and for commercial announcement time during the programming. In addition, networks other than Fox and UPN pay each affiliated station a fee for each network-sponsored program broadcast by the stations.

     On August 21, 1996, the Company entered into an agreement with Fox (the "Fox Agreement") which, among other things, provides that the affiliation agreements between Fox and eight stations owned or provided programming services by the Company (except as noted below) would be amended to have new five-year terms commencing on the date of the Fox Agreement. Fox has the option to extend the affiliation agreements for additional five-year terms and must extend all of the affiliation agreements if it extends any (except that Fox may selectively renew affiliation agreements if any station has breached its affiliation agreement). The Fox Agreement also provides that the Company will have the right to purchase, for fair market value, any station Fox acquires in a market currently served by a Company-owned Fox affiliate (other than the Norfolk, Virginia and Raleigh/Durham, North Carolina markets) if Fox determines to terminate the affiliation agreement with the Company's station in that market and operate the station acquired by Fox as a Fox affiliate. The Fox Agreement confirmed that the affiliation agreements for WTVZ-TV (Norfolk) and WLFL-TV (Raleigh/Durham) will terminate on August 31, 1998. The Fox Agreement also includes provisions limiting the ability of the Company to preempt Fox programming except where it has existing programming conflicts or where the Company preempts to serve a public purpose.

     On July 4, 1997, the Company entered into the WB Agreement, pursuant to which the Company agreed that certain stations affiliated with UPN would terminate their affiliations with UPN at the end of the current affiliation term in January 1998, and would enter into affiliation agreements with WB effective as of that date. With respect to the following stations, the Company did not renew their affiliation agreements with UPN when their agreements expired on January 15, 1998: WCWB-TV, Pittsburgh, Pennsylvania, WNUV-TV, Baltimore, Maryland, WSTR-TV, Cincinnati, Ohio, KRRT-TV, San Antonio, Texas, KOCB-TV, Oklahoma City, Oklahoma, KSMO-TV, Kansas City, Missouri, KUPN-TV, Las

Vegas, Nevada, WCGV-TV, Milwaukee, Wisconsin, and WABM-TV, Birmingham, Alabama. Additionally, the Company cancelled its UPN affiliation agreement with WTTV-TV/WTTK-TV, Indianapolis, Indiana. These stations (other than WCGV-TV, and WABM-TV, which will either operate as independents or enter into new affiliation agreements with WB or another network) entered into ten-year affiliation agreements with WB which became effective on January 16, 1998 (other than WTTV-TV/ WTTK-TV, with respect to which the affiliation agreement is expected to begin April 6, 1998 and KSMO-TV, with respect to which the affiliation agreement is expected to begin March 30, 1998). Pursuant to the WB Agreement, the WB affiliation agreements of WVTV-TV, Milwaukee, Wisconsin, and WTTO-TV, Birmingham, Alabama (whose programming is simulcast on WDBB-TV, Tuscaloosa, Alabama), have been extended to January 16, 2008. In addition, WFBC-TV in the Asheville, North Carolina and Greenville/Spartanburg/Anderson, South Carolina market will become affiliated with WB on November 1, 1999 when WB's current affiliation with another station in that market expires. WTVZ-TV, Norfolk, Virginia and WLFL-TV, Raleigh/Durham North Carolina, will become affiliated with WB when their affiliations with Fox expire. These Fox affiliations are scheduled to expire on August 31, 1998.

     Under the terms of the WB Agreement, WB has agreed to pay the Company $64 million in aggregate amount in monthly installments during the first eight years commencing on January 16, 1998 in consideration for the Company's entering into affiliation agreements with WB. In addition, WB will be obligated to pay an additional $10 million aggregate amount in monthly installments in each of the following two years provided that WB is in the business of supplying programming as a television network during each of those years.

     The affiliation agreements relating to stations that have been acquired by the Company are terminable by the network upon transfer to the Company of the License Assets of the station. The Company does not seek consents of the affected network to the transfer of License Assets in connection with its acquisitions. As of the date of this Form 10-K, no network has terminated an affiliation agreement following transfer of License Assets to the Company.

RADIO BROADCASTING

     The following table sets forth certain information regarding the radio stations (i) owned and/or operated by the Company or (ii) which the Company has an option or has agreed to acquire:

                                RANKING OF                                              STATION RANK   EXPIRATION
          GEOGRAPHIC            STATION'S                                   PRIMARY      IN PRIMARY       DATE
            MARKET              MARKET BY           PROGRAMMING           DEMOGRAPHIC    DEMOGRAPHIC     OF FCC
      SERVED/STATION (A)       REVENUE (B)             FORMAT             TARGET (C)     TARGET (D)     LICENSE
----------------------------- ------------- --------------------------- -------------- -------------- -----------
Los Angeles, California .....        1
  KBLA-AM(e)                                Korean                      N/A                N/A        12/1/05
St. Louis, Missouri .........       18
  KPNT-FM                                   Alternative Rock            Adults 18-34    2              2/1/05
  WVRV-FM                                   Modern Adult Contemporary   Adults 18-34         7          12/1/04
  WRTH-AM                                   Adult Standards             Adults 25-54        23          2/1/05
  WIL-FM                                    Country                     Adults 25-54         1          2/1/05
  KIHT-FM                                   70s Rock                    Adults 25-54         9          2/1/05
Portland, Oregon ............       22
  KKSN-AM (h)                               Adult Standards             Adults 25-54   22              2/1/06
  KKSN-FM (h)(u)                            60s Oldies                  Adults 25-54         1          2/1/06
  KKRH-FM (h)(u)                            70s Rock                    Adults 25-54         9          2/1/06
Kansas City, Missouri .......       29
  KCAZ-AM (e)(t)                            Childrens                   N/A                  N/A       6/1/05
  KCFX-FM                                   70s Rock                    Adults 25-54    2              2/1/05
  KQRC-FM                                   Active Rock                 Adults 18-34         2          6/1/05
  KCIY-FM                                   Smooth Jazz                 Adults 25-54         9          2/1/05
  KXTR-FM                                   Classical                   Adults 25-54        13          2/1/05
Milwaukee, Wisconsin ........       32
  WEMP-AM                                   60s Oldies                  Adults 25-54   24             12/1/04
  WMYX-FM                                   Adult Contemporary          Adults 25-54         6          12/1/04
  WAMG-FM                                   Rhythmic                    Adults 25-54        11          12/1/04

                                  RANKING OF                                             STATION RANK   EXPIRATION
           GEOGRAPHIC             STATION'S                                  PRIMARY      IN PRIMARY       DATE
             MARKET               MARKET BY           PROGRAMMING          DEMOGRAPHIC    DEMOGRAPHIC     OF FCC
       SERVED/STATION (A)       REVENUE (B)             FORMAT             TARGET (C)     TARGET (D)      LICENSE
------------------------------- ------------- -------------------------- -------------- -------------- ------------
Nashville, Tennessee ..........       34
  WLAC-FM (h)                                 Adult Contemporary         Women 25-54     8              8/1/04
  WJZC-FM (h)                                 Smooth Jazz                Women 25-54          8          8/1/04
  WLAC-AM (h)                                 News/Talk/Sports           Adults 35-64         8          8/1/04
New Orleans, Louisiana(r) .....       38
  WLMG-FM                                     Adult Contemporary         Women 25-54     3              6/1/04
  KMEZ-FM                                     Urban Oldies               Women 25-54         12          6/1/04
  WWL-AM                                      News/Talk/Sports           Adults 35-64         2          6/1/04
  WSMB-AM                                     Talk/Sports                Adults 35-64        17          6/1/04
  WBYU-AM (g)                                 Adult Standards            Adults 25-54        16          6/1/04
  WEZB-FM (g)(i)                              Adult Contemporary         Adults 25-54         9          6/1/04
  WRNO-FM (g)                                 70s Rock                   Adults 25-54         7          6/1/04
  WLTS-FM(p)                                  Adult Contemporary         Women 25-54          5          6/1/04
  WTKL-FM(p)                                  Oldies                     Adults 25-54         5          6/1/04
Memphis, Tennessee ............       40
  WRVR-FM                                     Soft Adult Contemporary    Women 25-54     1              8/1/04
  WJCE-AM                                     Urban Oldies               Women 25-54         19          8/1/04
  WOGY-FM                                     Country                    Adults 25-54         9          8/1/04
Norfolk, Virginia(r) ..........       41
  WGH-AM                                      Sports Talk Country        Adults 25-54   18             10/1/03
  WGH-FM                                      Country                    Adults 25-54         3          10/1/03
  WVCL-FM (j)                                 60s Oldies                 Adults 25-54         9          10/1/03
  WFOG-FM (o)                                 Soft Adult Contemporary    Women 25-54          4          10/1/03
  WPTE-FM (o)                                 Adult Contemporary         Adults 18-34         3          10/1/03
  WWDE-FM (o)                                 Adult Contemporary         Women 25-54          4          10/1/03
  WNVZ-FM (o)                                 Contemporary Hit Radio     Women 18-49          2          10/1/03
Buffalo, New York .............       42
  WMJQ-FM                                     Adult Contemporary         Women 25-54     3              6/1/98
  WKSE-FM                                     Contemporary Hit Radio     Women 18-49          2          6/1/98
  WBEN-AM                                     News/Talk/Sports           Adults 35-64         3          6/1/98
  WWKB-AM                                     Country                    Adults 35-64        18          6/1/98
  WGR-AM                                      Sports                     Adults 25-54        10          6/1/98
  WWWS-AM                                     Urban Oldies               Adults 25-54        14          6/1/98
Greensboro/Winston
  Salem/High Point,
   North Carolina .............       52
   WMQX-FM (o)                                Oldies                     Adults 25-54         5          12/1/03
   WQMG-FM (o)                                Urban Adult Contemporary   Adults 25-54         4          12/1/03
   WJMH-FM (o)                                Urban                      Adults 18-34         1          12/1/03
   WQMG-AM (o)                                Gospel                     Adults 35-64         9          12/1/03
Rochester, New York ...........       53
  WBBF-AM (h)                                 Adult Standards            Adults 25-54   13              6/1/98
  WBEE-FM (h)                                 Country                    Adults 25-54         1          6/1/98
  WKLX-FM (h)                                 60s Oldies                 Adults 25-54         6          6/1/98
  WQRV-FM (h)                                 Classic Hits               Adults 25-54        12          6/1/98
Asheville, North Carolina
 Greenville/Spartanburg,
  South Carolina ..............       60
  WFBC-FM(k)                                  Contemporary Hit Radio     Women 18-49     2             12/1/03
  WORD-AM (k)                                 News/Talk                  Adults 35-64         8          12/1/03
  WYRD-AM (k)                                 News/Talk                  Adults 35-64        14          12/1/03
  WSPA-AM (k)                                 Full Service/Talk          Adults 35-64        21          12/1/03
  WSPA-FM (k)                                 Soft Adult Contemporary    Women 25-54          1          12/1/03
  WOLI-FM (k)                                 Oldies                     Adults 25-54        12          12/1/03
  WOLT-FM (k)                                 Oldies                     Adults 25-54        16          12/1/03

                             RANKING OF                                                 STATION RANK     EXPIRATION
       GEOGRAPHIC            STATION'S                                    PRIMARY        IN PRIMARY         DATE
         MARKET              MARKET BY            PROGRAMMING           DEMOGRAPHIC      DEMOGRAPHIC       OF FCC
   SERVED/STATION (A)       REVENUE (B)             FORMAT              TARGET (C)       TARGET (D)        LICENSE
------------------------   -------------   ------------------------   --------------   --------------   ------------
Wilkes-Barre/Scranton,
 Pennsylvania ..........        68
  WKRZ-FM (l)                              Contemporary Hit Radio     Adults 18-49           1            8/1/98
  WGGY-FM                                  Country                    Adults 25-54           3            8/1/98
  WGGI-FM(q)                               Country                    Adults 25-54          21            8/1/98
  WILK-AM (m)                              News/Talk/Sports           Adults 35-64           5            8/1/98
  WGBI-AM (m)                              News/Talk/Sports           Adults 35-64          35            8/1/98
  WWSH-FM (n)                              Soft Hits                  Women 25-54           23            8/1/98
  WILP-AM (m)                              News/Talk/Sports           Adults 35-64          40            8/1/98
  WWFH-FM (n)                              Soft Hits                  Women 25-54           12            8/1/98
  WKRF-FM (l)                              Contemporary Hit Radio     Adults 18-49          30            8/1/98
  WILT-AM(m)(s)                            News/Talk/Sports           Adults 35-64          40            8/1/98

----------
(a)  Actual city of license may differ from the geographic market served.

(b) Ranking of the principal radio market served by the station among all U.S. radio markets by 1996 aggregate gross radio broadcast revenue according to Duncan's Radio Market Guide -- 1997 Edition.

(c) Due to variations that may exist within programming formats, the primary demographic target of stations with the same programming format may be different.

(d) All information concerning ratings and audience listening information is derived from the Fall 1997 Arbitron Metro Area Ratings Survey (the "Fall 1997 Arbitron"). Arbitron is the generally accepted industry source for statistical information concerning audience ratings. Due to the nature of listener surveys, other radio ratings services may report different rankings; however, the Company does not believe that any radio ratings service other than Arbitron is accorded significant weight in the radio broadcast industry. "Station Rank in Primary Demographic Target" is the ranking of the station among all radio stations in its market that are ranked in its target demographic group and is based on the station's average persons share in the primary demographic target in the applicable Metro Survey Area. Source: Average Quarter Hour Estimates, Monday through Sunday, 6:00 a.m. to midnight, Fall 1997 Arbitron.

(e) Programming is provided to this station by a third party pursuant to an LMA.

(f)  License renewal application pending.

(g) The Company has the right to acquire the assets of this station in the Heritage Acquisition, subject to FCC approval, and has an agreement to sell such assets to a third party.

(h) The Company has agreed to sell this station to a third party, which currently programs the station pursuant to an LMA.

(i) An application for review of the grant of this station's license renewal is pending.

(j) EEO reporting conditions for 1997, 1998 and 1999 were placed on this station's most recent license renewal.

(k) The Company has exercised its option to acquire Keymarket of South Carolina, Inc. ("Keymarket" or "KSC"), which owns and operates WYRD-AM, WORD-AM and WFBC-FM, and provides sales services pursuant to a JSA or LMA and has an option to acquire WOLI-FM and WOLT-FM. The Company has also agreed to acquire WSPA-AM and WSPA-FM, which KSC programs pursuant to an LMA. FCC approval of the Company's acquisition of WYRD-AM, WORD-AM, WFBC-FM, WSPA-AM, and WSPA-FM is pending.

(l)  WKRZ-FM and WKRF-FM simulcast their programming.

(m)  WILK-AM, WGBI-AM, WILP-AM and WILT-AM simulcast their programming.

(n)  WWSH-FM and WWFH-FM simulcast their programming.

(o) The Company has the right to acquire this radio station in conjunction with the Max Media Acquisition.

(p) The Company provides sales and programming services to this station pursuant to an LMA and has an option to acquire substantially all the assets of this station.

(q) The Company provides sales and programming services to this radio station pursuant to an LMA and has received FCC approval to acquire substantially all the assets of this station.

(r) The Company intends to sell two FM stations and one AM station in the New Orleans market and two FM stations in the Norfolk market in order to comply with current FCC or DOJ guidelines.

(s) The Company provides sales and programming services to this station pursuant to an LMA.

(t) A third party has exercised their option to purchase this station, the closing of which is subject to FCC approval.

(u) A petition to deny the transfer of the licenses of these stations was filed with the FCC objecting to the acquisition of such licenses by the proposed assignee.

Radio Operating Strategy

     The Company's radio strategy is to operate a cluster of radio stations in selected geographic markets throughout the country. In each geographic market, the Company employs broadly diversified programming formats to appeal to a variety of demographic groups within the market. The Company seeks to strengthen the identity of each of its stations through its programming and promotional efforts, and emphasizes that identity to a far greater degree than the identity of any local radio personality.

     The Company believes that its strategy of appealing to diverse demographic groups in selected geographic markets allows it to reach a larger share of the overall advertising market while realizing economies of scale and avoiding dependence on one demographic or geographic market. The Company realizes economies of scale by combining sales and marketing forces, back office operations and general management in each geographic market. At the same time, the geographic diversity of its portfolio of radio stations helps lessen the potential impact of economic downturns in specific markets and the diversity of target audiences served helps lessen the impact of changes in listening preferences. In addition, the geographic and demographic diversity allows the Company to avoid dependence on any one or any small group of advertisers.

     The Company's group of radio stations includes the top billing station group in four markets and one of the top three billing station groups in each of its markets other than Los Angeles, Milwaukee, Portland, Rochester and Nashville. Through ownership or LMAs, the group also includes duopolies in 12 of its 13 markets.

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

     Large, well-trained local sales forces are maintained by the Company in each of its radio markets. The Company's principal goal is to utilize its sales efforts to develop long-standing customer relationships through frequent direct contacts, which the Company believes provide it with a competitive advantage. Additionally, in some radio markets, duopolies permit the Company to offer creative advertising packages to local, regional and national advertisers. Each radio station owned by the Company also engages a national independent sales representative to assist it in obtaining national advertising revenues. These representatives obtain advertising through national advertising agencies and receive a commission from the radio station based on its gross revenue from the advertising obtained.

BROADCASTING ACQUISITION STRATEGY

     On February 8, 1996, the Telecommunications Act of 1996 (the "1996 Act") was signed into law. The 1996 Act represents the most sweeping overhaul of the country's telecommunications laws since the Communications Act of 1934, as amended (the "Communications Act"). The 1996 Act relaxes the broadcast ownership rules and simplifies the process for renewal of broadcast station licenses.

     The Company believes that the enactment of the 1996 Act has presented a unique opportunity to build a larger and more diversified broadcasting company. Additionally, the Company expects that the opportunity to act as one of the consolidators of the industry will enable the Company to gain additional influence with program suppliers, television networks, other vendors, and alternative delivery media.

The additions to the Company's management team as a result of the River City Acquisition have given it additional resources to take advantage of these developments.

     In implementing its acquisition strategy, the Company seeks to identify and pursue favorable station or group acquisition opportunities primarily in the 15th to 75th largest DMAs and Metro Service Areas ("MSAs"). In assessing potential acquisitions, the Company examines opportunities to improve revenue share, audience share and/or cost control. Additional factors considered by the Company in a potential acquisition include geographic location, demographic characteristics and competitive dynamics of the market. The Company also considers the opportunity for cross-ownership of television and radio stations and the opportunity it may provide for cross-promotion and cross-selling.

     In conjunction with its acquisitions, the Company may determine that certain of the acquired stations may not be consistent with the Company's strategic plan. In such an event, the Company reviews opportunities for swapping such stations with third parties for other stations or selling such stations outright. The Heritage, Max Media, and Sullivan Acquisitions may provide such opportunities.

     Certain terms of the Company's acquisitions in 1998 and 1997, and other pending acquisitions, are described below.

1998 ACQUISITIONS

     Sullivan Acquisition. In February 1998, the Company entered into merger agreements by which the Company agreed to acquire all of the issued and outstanding capital stock of Sullivan Broadcast Holdings, Inc. ("Sullivan Holdings") and Sullivan Broadcasting Company II, Inc. ("Sullivan II" and, together with Sullivan Holdings, "Sullivan") for an aggregate purchase price expected to be approximately $950 million to $1 billion, less the amount of outstanding indebtedness of Sullivan Holdings assumed by the Company (the
"Sullivan Acquisition"). The Sullivan Acquisition will be accomplished by two separate merger closings.

     At the  initial  closing,  the Company  will  acquire all of the issued and outstanding capital stock of Sullivan Holdings, after which the Company will indirectly own all of the operating assets (excluding the License Assets) of, and pursuant to LMAs will provide programming services to, 13 additional television stations (the "Sullivan Stations") in the following markets:
Nashville, Tennessee; Buffalo, New York; Oklahoma City, Oklahoma; Greensboro/Winston-Salem/High Point, North Carolina; Dayton, Ohio; Charleston/Huntington, West Virginia; Richmond, Virginia; Las Vegas, Nevada; Rochester, New York; Madison, Wisconsin; and Utica, New York.

     The purchase price to be paid at the initial closing will be based on a multiple of Sullivan's projected 1998 cash flow calculated as of the time of the initial closing. As part of the total consideration to be paid at the initial closing, the Company, at its option, may issue to the Sullivan shareholders up to $100 million of the Company's Class A Common Stock based on an average closing price of the Class A Common Stock. The initial closing is subject to termination of the applicable waiting period under the HSR Act and is expected to occur during the second quarter of 1998.

     At the second closing, the Company will acquire all of the issued and outstanding capital stock of Sullivan II. The second closing is subject to, among other things, FCC approval and is expected to close during the third quarter of 1998. FCC regulations require the Company to obtain waivers from the FCC of multiple ownership rules prior to the second closing. Although the Company is confident that it will receive FCC consents for the merger with Sullivan II, there can be no assurance that such consents will be obtained. After the second closing, the Company will indirectly own the License Assets of six of the 13 Sullivan Stations, and will continue to program the remaining seven Sullivan Stations pursuant to seven LMAs, five with Sullivan Broadcast Company III, Inc. ("Sullivan III"), which at the time of the second closing will hold the License Assets for such stations, and two with the existing owners of the License Assets of such stations.

     In connection with the Sullivan Acquisition, Glencairn, Ltd. ("Glencairn") has entered into a plan of merger with Sullivan III which, if completed, would result in Glencairn's ownership of all the issued and outstanding capital stock of Sullivan III. After the merger, the Company intends to enter into an

LMA with Glencairn and continue to provide programming services to the five stations the License Assets of which are acquired by Glencairn in the merger.

     Montecito Acquisition. In February 1998, the Company entered into an agreement to acquire all of the capital stock of Montecito for approximately $33 million. Montecito owns all of the issued and outstanding stock of Channel 33, Inc., which owns and operates KFBT-TV in Las Vegas, Nevada. Sinclair cannot acquire Montecito unless and until FCC rules permit Sinclair to own the broadcast license for more than one station in the Las Vegas market, or unless Sinclair no longer owns the broadcast license for KUPN-TV in Las Vegas. The Company will operate KFBT-TV through an LMA, upon expiration of the applicable HSR Act waiting period. The Company expects to be able to enter into the LMA in the second quarter of 1998.

     Columbus Purchase Option. In connection with the Company's 1996 acquisition of the radio and television broadcasting assets of River City Broadcasting, L.P. ("River City"), the Company acquired a three-year option to purchase the assets of WSYX-TV in Columbus, Ohio (the "Columbus Option"). The exercise price for the Columbus Option is approximately $100 million plus an amount of indebtedness relating to the WSYX-TV assets on the date of exercise (such indebtedness not to exceed $135 million). The exercise price is expected to be financed through borrowings under the Company's Bank Credit Agreement. Pursuant to the Columbus Option, the Company is required to make certain quarterly "Option Extension Fee" payments, as defined in the Columbus Option . These fees began December 31, 1996, and continue until the exercise price on the Columbus Option is paid. The Option Extension Fees are calculated as 8% per annum of the option exercise price through the first anniversary of the date of grant, 15% per annum of the option exercise price through the second anniversary of the date of grant and 25% per annum of the option exercise price thereafter. As of December 31, 1997, the Company incurred Option Extension Fees and other costs relating to WSYX-TV totaling $22.9 million. The Company currently intends to pay $100 million of the option exercise price prior to May 31, 1998 (the date on which the Option Extension fee of 25% per annum goes into effect) in order to extinguish the Company's obligations to make continuing Option Extension Fee payments. Due to the Company's ownership of another television station in the Columbus, Ohio market, the Antitrust Division of the DOJ is currently reviewing the Company's acquisition of and the right to operate WSYX-TV pursuant to an LMA. The Company has entered into an agreement with the DOJ pursuant to which the Company is required to notify the DOJ 10 business days before it begins programming WSYX-TV pursuant to on LMA or exercises the Columbus Option or enters into a LMA with respect to WSYX-TV, which will give the DOJ the opportunity to enjoin the Company's action, if it chooses to do so.

     The Company has agreed to sell the License Assets of WTTE-TV in Columbus, Ohio to Glencairn and to enter into an LMA with Glencairn to provide programming services to WTTE-TV. The FCC has approved this transaction, but the Company does not believe that this transaction will be completed unless the Company acquires WSYX-TV.

     Other Dispositions. The Company has entered into on agreement to sell three radio stations in the Nashville, Tennessee market for approximately $35 million. The Company expects the closing to occur in the fourth quarter of 1998.

1997 ACQUISITIONS

     Max Media Acquisition. On December 2, 1997, the Company entered into agreements to acquire, directly or indirectly, all of the equity interests of Max Media. As a result of this transaction, the Company will acquire, or acquire the right to program pursuant to LMAs, nine television stations and eight radio stations in eight markets. The television stations serve the following markets:
Dayton, Ohio; Syracuse, New York; Paducah, Kentucky and Cape Girardeau, Missouri; Tri-Cities, Tennessee/Virginia; Tyler/Longview, Texas; and Charleston, South Carolina. The radio stations serve the Norfolk, Virginia and
Greensboro/Winston Salem/High Point, North Carolina markets. The aggregate purchase price is approximately $255 million payable in cash at closing (less a deposit of $12.8 million paid at the time of signing the acquisition agreement), a portion of which will be used to retire existing debt of Max Media at closing. Max Media's television station WKEF-TV in Dayton, Ohio has an overlapping service area with the Company's television stations WTTE-TV in Columbus, Ohio and WSTR-TV in Cincinnati,

Ohio as well as with Company LMA station WTTV-TV in Indianapolis, Indiana. In addition, Max Media's television station WEMT-TV in Tri-Cities, Tennessee/Virginia has an overlapping service area with the Company's television station WLOS-TV in Asheville, North Carolina and Greenville/ Spartanburg/Anderson, South Carolina and Max Media's television station KBSI-TV in Paducah, Kentucky and Cape Girardeau, Missouri has an overlapping service area with the Company's television station KDNL-TV in St. Louis, Missouri. Furthermore, the Company owns a television station and three radio stations in the Norfolk, Virginia market, where four of Max Media's radio stations are located. Consequently, the Company has requested various waivers from the FCC to allow the Company to complete the Max Media Acquisition. There can be no assurance that such waivers will be granted. As a result of the Max Media Acquisition and the Heritage Acquisition, the Company intends to dispose of two of the FM radio stations in the Norfolk, Virginia radio market that it has agreed to acquire from Heritage and Max Media in order to be in compliance with the FCC regulations that limit the number of radio stations that can be owned in a market. The Company has sought FCC approval to assign the licenses of such radio stations and an additional radio station it presently owns in the Norfolk, Virginia market to an independent trustee. The Max Media Acquisition is subject to approval by the FCC and termination of the applicable waiting period under the HSR Act, and is expected to close in the second quarter of 1998. The transaction is expected to be financed through borrowings under the Company's Bank Credit Agreement.

     Lakeland Acquisition. On November 14, 1997, the Company entered into a definitive agreement to acquire 100% of the stock of Lakeland Group Television, Inc. In the Lakeland Acquisition, the Company will acquire television station KLGT in Minneapolis/St. Paul, Minnesota. The purchase price is approximately $50 million in cash plus the assumption of certain indebtedness of Lakeland not to exceed $2.5 million. KLGT-TV, Channel 23, is the WB affiliate in Minneapolis, the nation's 14th largest market. The Company intends to finance the purchase price from borrowings under the Bank Credit Agreement. The Lakeland Acquisition is subject to, among other things, approval by the FCC and termination of the applicable waiting period under the HSR Act, and is expected to close in the first or second quarter of 1998.

     Heritage  Acquisition.  On July 16,  1997,  the  Company  entered  into the
Heritage Acquisition Agreements with certain subsidiaries of Heritage. The aggregate purchase price of the Heritage Acquisition is approximately $630 million, less deposits paid of $65.5 million and amounts paid in January 1998 relating to the closing of certain television assets of $215 million. Pursuant to the Heritage Acquisition Agreements, the Company obtained the right to acquire the assets of five television stations (the interests in three of which the Company has agreed to dispose or described herein), programming rights under LMAs with respect to two additional television stations (one of which the Company has agreed to dispose as described herein), and the assets of 24 radio stations (11 of which the Company has agreed to dispose as described herein).

     On January 29, 1998, the Company closed on the acquisitions of the Heritage television stations serving the Charleston/Huntington market, Mobile and Pensacola market and the Oklahoma City market for an aggregate purchase price of $215 million. Simultaneously with the closing, the Company disposed of television station KOKH-TV in Oklahoma City to Sullivan Broadcasting Company, Inc. for an aggregate sale price of $60 million. Also simultaneously with the closing, the Company entered into purchase option agreements pursuant to which the Company has the option to acquire KOKH-TV from Sullivan for an aggregate purchase price of $60 million and Sullivan has the option to acquire from the Company television station WCHS-TV in the Charleston/Huntington, West Virginia market for an aggregate purchase price of $30 million. In consideration for the execution of the purchase option agreements, the Company made an option grant payment to Sullivan of $45 million and Sullivan made an option grant payment to the Company of $15 million. In connection with the Sullivan Acquisition, the Company will reacquire KOKH-TV. On February 27, 1998 the Company closed on its acquisition of all of the Heritage radio stations except the three stations in the New Orleans market. On March 6, 1998, the Company closed on the acquisition of the Heritage television stations serving the Burlington, Vermont and Plattsburgh, New York market for an aggregate purchase price of $75 million.

     In January 1998, the Company entered into an agreement with Entercom pursuant to which the Company will sell to Entercom the Portland, Oregon and Rochester, New York radio stations which the

Company acquired from Heritage for an aggregate sales price of approximately $126.5 million. Subject to approval by the FCC and termination of the applicable waiting period under the HSR Act, the Company anticipates it will close on the sale of the Portland and Rochester radio stations to Entercom during the second quarter of 1998. Entercom is operating these stations pursuant to an LMA pending closing of the sale.

     In February 1998, the Company entered into an agreement with STC pursuant to which STC has agreed to acquire the License and Non-License Assets of Burlington, Vermont and Plattsburgh, New York television stations WPTZ-TV, WNNE-TV, and the Non-License Assets of WFFF-TV for $75 million. The Company expects to close the sale to STC during the second quarter of 1998 subject to, among other conditions, approval by the FCC and termination of the applicable waiting period under the HSR Act.

     Acquisition of the Heritage radio stations in the New Orleans market is conditioned on, among other things, FCC approval and the expiration of the applicable waiting period under the HSR Act. The Company has entered into an agreement to divest certain radio stations it owns or has the right to acquire in the New Orleans market and expects to receive FCC approval and clearance under the HSR Act in connection with such disposition. In addition, the Company intends to dispose of two of the FM radio stations in the Norfolk, Virginia radio market that it has agreed to acquire from Heritage and Max Media in order to be in compliance with FCC regulations that limit the number of radio stations that can be owned in a market. See "-- Max Media Acquisition." A third party has also exercised its option to acquire from the Company radio station KCAZ in Kansas City, Missouri.

     Las Vegas Acquisition. On January 30, 1997, the Company entered into an agreement to acquire the assets of KUPN-TV, the UPN affiliate in Las Vegas, Nevada, for approximately $87.0 million. The Company completed this acquisition on May 30, 1997.

ONGOING DISCUSSIONS

     In furtherance of its acquisition strategy, the Company routinely reviews and conducts investigations of potential television, radio station and related businesses acquisitions. When the Company believes a favorable opportunity exists, the Company seeks to enter into discussions with the owners of such businesses regarding the possibility of an acquisition, disposition or station swap. At any given time, the Company may be in discussions with one or more such business owners. The Company is in serious negotiations with various parties relating to the disposition and acquisition of television, radio and related properties which would be disposed of and acquired for aggregate consideration of approximately $75 million and $60 million, respectively. There can be no assurance that any of these or other negotiations will lead to definitive agreement or, if agreements are reached, that any transactions would be consummated.

LOCAL MARKETING AGREEMENTS

     The Company currently has LMA arrangements with television stations in nine markets in which it owns a television station: Pittsburgh, Pennsylvania (WCWB), Baltimore, Maryland (WNUV), Raleigh/ Durham, North Carolina (WRDC), Milwaukee, Wisconsin (WVTV), Birmingham, Alabama (WABM), San Antonio, Texas (KRRT), Asheville, North Carolina and Greenville/Spartanburg/Anderson, South Carolina
(WFBC), Mobile, Alabama and Pensacola, Florida (WFGX), and Burlington, Vermont and Plattsburgh, New York (WFFF). The Company will provide programming under an LMA to a station in a tenth market where it owns a television station (KFBT, Las Vegas) upon expiration of the applicable HSR Act waiting period. In addition, the Company has an LMA arrangement with a station in the Tuscaloosa, Alabama market (WDBB), which is adjacent to Birmingham. In each of these markets other than Pittsburgh, Tuscaloosa, Mobile and Pensacola, Las Vegas and Burlington and Plattsburgh, the LMA arrangement is with Glencairn and the Company owns the Non-License Assets of the stations. The Company also has LMA arrangements with radio stations in two markets in which it owns radio stations, Wilkes-Barre/Scranton, Pennsylvania and New Orleans, Louisiana. In addition, the Company entered into two LMAs with respect to WTTV and WTTK in Indianapolis, Indiana. At the Company's request, the FCC has withheld action on an application for the Company's acquisition of WTTV and

WTTK in Indianapolis (and a pending application for the Controlling Stockholders to divest their attributable interests in WIIB) until the FCC completes its pending rulemaking proceeding considering the cross-interest policy. In addition, in connection with the pending acquisitions, the Company will enter into certain LMAs. See "-- 1998 Acquisitions and "-- 1997 Acquisitions."

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

     In many cases where the Company enters into LMA arrangements in connection with a station whose acquisition by the Company is pending FCC approval, the Company (i) obtains an option to acquire the station assets essential for broadcasting a television or radio signal in compliance with regulatory guidelines, generally consisting of the FCC license, transmitter, transmission lines, technical equipment, call letters and trademarks, and certain furniture, fixtures and equipment (the "License Assets") and (ii) acquires the remaining assets (the "Non-License Assets") at the time it enters into the option. Following acquisition of the Non-License Assets, the License Assets continue to be owned by the owner-operator and holder of the FCC license, which enters into an LMA with the Company. After FCC approval for transfer of the License Assets is obtained, the Company exercises its option to acquire the License Assets and become the owner-operator of the station, and the LMA arrangement is terminated.

USE OF DIGITAL TELEVISION TECHNOLOGY

     The Company believes that television broadcasting may be enhanced significantly by the development and increased availability of digital broadcasting service technology. This technology has the potential to permit the Company to provide viewers multiple channels of digital television over each of its existing standard channels, to provide certain programming in a high definition television format and to deliver various forms of data, including data on the Internet, to home and business computers. These additional capabilities may provide the Company with additional sources of revenue, although the Company may be required to incur significant additional costs in connection therewith. The Company is currently considering plans to provide high definition television ("HDTV"), to provide multiple channels of television including the provision of additional broadcast programming and transmitted data on a subscription basis, and to continue its current TV program channels on its allocated digital television ("DTV") channels. The FCC has granted authority for the Company to conduct experimental DTV multicasting operations in Baltimore, Maryland. The 1996 Act allows the FCC to charge a spectrum fee to broadcasters who use the digital spectrum to offer subscription-based services, and the FCC has opened a rulemaking to consider the spectrum fees to be charged to broadcasters for such use. In addition, Congress has held hearings on broadcasters' plans for the use of their digital spectrum. The Company cannot predict what future actions the FCC or Congress might take with respect to DTV, nor can it predict the effect of the FCC's present DTV implementation plan or such future actions on the Company's business. DTV technology is not currently available to the viewing public and a successful transition from the current analog broadcast format to a digital format may take many years. There can be no assurance that the Company's efforts to take advantage of the new technology will be commercially successful.

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

     The following is a brief summary of certain provisions of the Communications Act, the 1996 Act and specific FCC regulations and policies. Reference should be made to the Communications Act, the 1996 Act, FCC rules and the public notices and rulings of the FCC for further information concerning the nature and extent of federal regulation of broadcast stations.

     License Grant and Renewal. Television and radio stations operate pursuant to broadcasting licenses that are granted by the FCC for maximum terms of eight years.

     Television and radio station licenses are subject to renewal upon application to the FCC. During certain periods when renewal applications are pending, competing applicants may file for the radio or television frequency being used by the renewal applicant. During the same periods, petitions to deny license renewal applications may be filed by interested parties, including members of the public. The FCC is required to hold hearings on renewal applications if it is unable to determine that renewal of a license would serve the public interest, convenience and necessity, or if a petition to deny raises a "substantial and material question of fact" as to whether the grant of the renewal application would be prima facie inconsistent with the public interest, convenience and necessity. However, the FCC is prohibited from considering competing applications for a renewal applicant's frequency, and is required to grant the renewal application, if the FCC finds: (i) that the station has served the public interest, convenience and necessity; (ii) that there have been no serious violations by the licensee of the Communications Act or the rules and regulations of the FCC; and (iii) that there have been no other violations by the licensee of the Communications Act or the rules and regulations of the FCC that, when taken together, would constitute a pattern of abuse.

     All of the stations that the Company currently owns and operates or provides programming services to pursuant to LMAs, or intends to acquire or provide programming services pursuant to LMAs in connection with pending acquisitions, are presently operating under regular licenses, which expire as to each station on the dates set forth under "-- Television Broadcasting" and "-- Radio Broadcasting," above. Although renewal of license is granted in the vast majority of cases even when petitions to deny are filed, there can be no assurance that the licenses of such stations will be renewed.

Ownership Matters

General
-------

     The Communications Act prohibits the assignment of a broadcast license or the transfer of control of a broadcast licensee without the prior approval of the FCC. In determining whether to permit the assignment or transfer of control of, or the grant or renewal of, a broadcast license, the FCC considers a number of factors pertaining to the licensee, including compliance with various rules limiting common ownership of media properties, the "character" of the licensee and those persons holding "attributable" interests therein, and compliance with the Communications Act's limitations on alien ownership.

     To obtain the FCC's prior consent to assign a broadcast license or transfer control of a broadcast licensee, an appropriate application must be filed with the FCC. If the application involves a "substantial change" in ownership or control, the application must be placed on public notice for a period of approximately 30 days during which petitions to deny the application may be filed by interested parties, including members of the public. If the application does not involve a "substantial change" in ownership or control, it is a "pro forma" application. The "pro forma" application is not subject to petitions to deny or a mandatory waiting period, but is nevertheless subject to having informal objections filed against it. If the FCC grants an assignment or transfer application, interested parties have approximately 30 days from public notice of the grant to seek reconsideration or review of that grant. Generally, parties that do not file initial petitions to deny or informal objections against the application face difficulty in seeking reconsideration or review of the grant. The FCC normally has approximately an additional 10 days to set aside such grant on its own motion. When passing on an assignment or transfer application, the FCC is prohibited from considering whether the public interest might be served by an assignment or transfer to any party other than the assignee or transferee specified in the application.

     The FCC generally applies its ownership limits to "attributable" interests held by an individual, corporation, partnership or other association. In the case of corporations holding, or through subsidiaries controlling, broadcast licenses, the interests of officers, directors and those who, directly or indirectly, have the right to vote 5% or more of the corporation's stock (or 10% or more of such stock in the case of insurance companies, investment companies and bank trust departments that are passive investors) are generally attributable, except that, in general, no minority voting stock interest will be attributable if there is a single holder of more than 50% of the outstanding voting power of the corporation. The FCC has pending a rulemaking proceeding that, among other things, seeks comment on whether the FCC should modify its attribution rules by (i) raising the attribution stock benchmark from 5% to 10%;
(ii) raising the attribution stock benchmark for passive investors from 10% to 20%; (iii) restricting the availability of the single majority shareholder exemption; and (iv) attributing certain interests such as non-voting stock, debt and certain holdings by limited liability corporations in certain circumstances. More recently, the FCC has solicited comment on proposed rules that would (i) treat an otherwise nonattributable equity or debt interest in a licensee as an attributable interest where the interest holder is a program supplier or the owner of a broadcast station in the same market and the equity and/or debt holding is greater than a specified benchmark; (ii) treat a licensee of a television station which, under an LMA, brokers more than 15% of the time on another television station serving the same market, as having an attributable interest in the brokered station; and (iii) in certain circumstances, treat the licensee of a broadcast station that sells advertising time on another station in the same market pursuant to a JSA as having an attributable interest in the station whose advertising is being sold.

     The Controlling Stockholders hold attributable interests in two entities owning media properties, namely: Channel 63, Inc., licensee of WIIB-TV, a UHF television station in Bloomington, Indiana, and Bay Television, Inc., licensee of WTTA-TV, a UHF television station in St. Petersburg, Florida. All of the issued and outstanding shares of Channel 63, Inc. are owned by the Controlling Stockholders. All of the issued and outstanding shares of Bay Television, Inc. are owned by the Controlling Stockholders (75%) and Robert L. Simmons (25%), a former stockholder of the Company. The Controlling Stockholders have agreed to divest their attributable interests in Channel 63, Inc. and the Company believes that, after doing so, such holdings will not materially restrict its ability to acquire or program additional broadcast stations.

     Under its "cross-interest" policy, the FCC considers certain "meaningful" relationships among competing media outlets in the same market, even if the ownership rules do not specifically prohibit the relationship. Under this policy, the FCC may consider significant nonattributable equity or debt interests in a media outlet combined with an attributable interest in another media outlet in the same market, joint ventures, and common key employees among competitors. The cross-interest policy does not necessarily prohibit all of these interests, but requires that the FCC consider whether, in a particular market, the "meaningful" relationships between competitors could have a significant adverse effect upon economic competition and program diversity.
Heretofore, the FCC has not applied its cross-interest policy to LMAs and JSAs between broadcast stations. In its ongoing rulemaking proceeding concerning the attribution rules, the FCC has sought comment on, among other things, (i) whether the cross-interest policy should be applied only in smaller markets, and
(ii) whether non-equity financial relationships such as debt, when combined with multiple business interrelationships such as LMAs and JSAs, raise concerns under the cross-interest policy. Moreover, in its most recent proposals in its ongoing attribution rulemaking proceeding, the FCC has proposed treating television LMAs, television and radio JSAs, and presently nonattributable debt or equity interests as attributable interests in certain circumstances without regard to the cross-interest policy.

     The Communications Act prohibits the issuance of broadcast licenses to, or the holding of a broadcast license by, any corporation of which more than 20% of the capital stock is owned of record or voted by non-U.S. citizens or their representatives or by a foreign government or a representative thereof, or by any corporation organized under the laws of a foreign country (collectively, "Aliens"). The Communications Act also authorizes the FCC, if the FCC determines that it would be in the public interest, to prohibit the issuance of a broadcast license to, or the holding of a broadcast license by, any corporation directly or indirectly controlled by any other corporation of which more than 25% of the capital stock is owned of record or voted by Aliens. The Company has been advised that the FCC staff has interpreted this provision to require a finding that such grant or holding would be in the public interest before a broadcast license may be granted to or held by any such corporation and that the FCC staff has made such a finding only in limited circumstances. The FCC has issued interpretations of existing law under which these restrictions in modified form apply to other forms of business organizations, including partnerships. As a result of these provisions, the licenses granted to Subsidiaries of the Company by the FCC could be revoked if, among other restrictions imposed by the FCC, more than 25% of the Company's stock were directly or indirectly owned or voted by Aliens. The Company and the Subsidiaries are domestic corporations, and the Controlling Stockholders are all United States citizens. The Amended and Restated Articles of Incorporation of the Company (the "Amended Certificate") contain limitations on Alien ownership and control that are substantially similar to those contained in the Communications Act. Pursuant to the Amended Certificate, the Company has the right to repurchase Alien-owned shares at their fair market value to the extent necessary, in the judgment of the Board of Directors, to comply with the Alien ownership restrictions.

Television
----------

     National Ownership Rule. Prior to the 1996 Act, FCC rules generally prohibited an individual or entity from having an attributable interest in more than 12 television stations nationwide, or in television stations reaching more than 25% of the national television viewing audience. Pursuant to the 1996 Act, the FCC has modified its rules to eliminate any limitation on the number of television stations an individual or entity may own nationwide, subject to the restriction that no individual or entity may have an attributable interest in television stations reaching more than 35% of the national television viewing audience. Historically, VHF stations have shared a larger portion of the market than UHF stations. Therefore, only half of the households in the market area of any UHF station are included when calculating whether an entity or individual owns television stations reaching more than 35% of the national television viewing audience. All but six of the stations owned and operated by the Company, or to which the Company provides programming services, are UHF. Upon completion of all pending acquisitions and dispositions, the Company will reach approximately 14% of U.S. television households using the FCC's method of calculation.

     Duopoly Rule. On a local level, the television "duopoly" rule generally prohibits a single individual or entity from having an attributable interest in two or more television stations with overlapping Grade B service areas. While the 1996 Act did not eliminate the television duopoly rule, it did direct the FCC to initiate a rulemaking proceeding to determine whether to retain, modify, or eliminate the rule. The FCC has pending a rulemaking proceeding in which it has proposed, among other options, to modify the television duopoly rule to permit the common ownership of television stations in different DMAs, so long as the Grade A signal contours of the stations do not overlap. Pending resolution of its rulemaking proceeding, the FCC has adopted an interim waiver policy that permits the common ownership of television stations in different DMAs with no overlapping Grade A signal contours, conditioned on the final outcome of the rulemaking proceeding. The FCC has also sought comment on whether common ownership of two television stations in a market should be permitted (i) where one or more of the commonly owned stations is UHF, (ii) where one of the stations is in bankruptcy or has been off the air for a substantial period of time and (iii) where the commonly owned stations have very small audience or advertising shares, are located in a very large market, and/or a specified number of independently owned media voices would remain after the acquisition.

     Local Marketing Agreements. A number of television stations, including certain of the Company's stations, have entered into what have commonly been referred to as local marketing agreements, or LMAs. While these agreements may take varying forms, pursuant to a typical LMA, separately owned and licensed television stations agree to enter into cooperative arrangements of varying sorts, subject to compliance with the requirements of antitrust laws and with the FCC's rules and policies. Under these types of arrangements, separately owned stations could agree to function cooperatively in terms of programming, advertising sales, etc., subject to the requirement that the licensee of each station maintain independent control over the programming and operations of its own station. One typical type of LMA is a programming agreement between two separately owned television stations serving a common service area, whereby the licensee of one station programs substantial portions of the broadcast day on the other licensee's station, subject to ultimate editorial and other controls being exercised by the latter licensee, and sells advertising time during such program segments. Such arrangements are an extension of the concept of "time brokerage" agreements, under which a licensee of a station sells blocks of time on its station to an entity or entities which program the blocks of time and which sell their own com-mercial advertising announcements during the time periods in question. The staff of the FCC's Mass Media Bureau has held that LMAs are not contrary to the Communications Act, provided that the licensee of the station which is being substantially programmed by another entity maintains complete responsibility for and control over the programming and operations of its broadcast station and assures compliance with applicable FCC rules and policies.

     At present, FCC rules permit television station LMAs, and the licensee of a television station brokering time on another television station is not considered to have an attributable interest in the brokered station. However, in connection with its ongoing rulemaking proceeding regarding the television duopoly rule, the FCC has proposed to adopt rules providing that the licensee of a television station which brokers more than 15% of the time on another television station serving the same market would be deemed to have an attributable interest in the brokered station for purposes of the national and local multiple ownership rules. In connection with this proceeding, the FCC has solicited detailed information from parties to television LMAs as to the terms and characteristics of such LMAs.

     The 1996 Act provides that nothing therein "shall be construed to prohibit the origination, continuation, or renewal of any television local marketing agreement that is in compliance with the regulations of the [FCC]." The legislative history of the 1996 Act reflects that this provision was intended to grandfather television LMAs that were in existence upon enactment of the 1996 Act, and to allow television LMAs consistent with the FCC's rules subsequent to enactment of the 1996 Act. In its pending rulemaking proceeding regarding the television duopoly rule, the FCC has proposed to adopt a grandfathering policy providing that, in the event that television LMAs become attributable interests, LMAs that are in compliance with existing FCC rules and policies and were entered into before November 5, 1996, would be permitted to continue in force until the original term of the LMA expires. Under the FCC's proposal, television LMAs that are entered into, renewed, or assigned after November 5, 1996 would have to be terminated if LMAs are made attributable interests and the LMA in question resulted in a violation of the television multiple ownership rules. The Company's LMAs with television stations WPTT in Pittsburgh, Pennsylvania, WNUV in Baltimore, Maryland, WVTV in Milwaukee, Wisconsin, WRDC in Raleigh/Durham, North Carolina, WABM in Birmingham, Alabama, and WDBB in Tuscaloosa, Alabama, were in existence on both the date of enactment of the 1996 Act and November 5, 1996. The Company's LMAs with television stations WTTV and WTTK in Indianapolis, Indiana were entered into subsequent to the date of enactment of the 1996 Act but prior to November 5, 1996. The Company's LMA with television station KRRT in San Antonio, Texas was in existence on the date of enactment of the 1996 Act, but was assumed by the Company subsequent to that date but prior to November 5, 1996. The licensee's rights under the Company's LMA with KRRT-TV were assumed by Glencairn subsequent to November 5, 1996. The Company's LMAs with television stations WFGX-TV in Mobile, Alabama and Pensacola, Florida and WFFF-TV in Burlington, Vermont and Plattsburgh, New York were in existence on both the date of enactment of the 1996 Act and November 5, 1996, but were assumed by the Company subsequent to November 5, 1996. The Company's LMA with WFBC-TV in Asheville, North Carolina and Greenville/Spartanburg/Anderson, South Carolina, was entered into by the Company subsequent to the date of enactment of the 1996 Act but prior to November 5, 1996, and the licensee's rights under that LMA were assumed by Glencairn subsequent to November 5, 1996. The Company's LMA with KFBT in Las Vegas, Nevada (which will be effective upon expiration of the HSR waiting period) was entered into subsequent to November 5, 1996. The Company cannot predict if any or all of its LMAs will be grandfathered.

     The Conference Agreement adopted as part of the Balanced Budget Act of 1997 (the "Balanced Budget Act") clarifies Congress' intent with respect to LMAs and duopolies. The Conference Agreement states as follows: "The conferees do not intend that the duopoly and television-newspaper cross-ownership relief provided herein should have any bearing upon the [FCC's] current proceedings, which concerns more immediate relief. The conferees expect that the [FCC] will proceed with its own independent examination in these matters. Specifically, the conferees expect that the [FCC] will provide additional relief (e.g., VHF/UHF combinations) that it finds to be in the public interest, and will implement the permanent grandfather requirement for local marketing agreements as provided in the Telecommunications Act of 1996."

     The TV duopoly rule currently prevents the Company from acquiring the licenses of television stations with which it has LMAs in those markets where the Company owns a television station. As a result, if the FCC were to decide that the provider of programming services under a television LMA should be treated as having an attributable interest in the brokered station, and if it did not relax its television duopoly rule, the Company could be required to modify or terminate those of its LMAs that were not in existence on the date of enactment of the 1996 Act or on November 5, 1996. Furthermore, if the FCC adopts its present proposal with respect to the grandfathering of television LMAs, the Company could be required to terminate even those LMAs that were in effect prior to the date of enactment of the 1996 Act or prior to November 5, 1996, after the initial term of the LMA or upon assignment of the LMA. In such an event, the Company could be required to pay termination penalties under certain of such LMAs. Further, if the FCC were to find, in connection with any of the Company's LMAs, that the owners/licensees of the stations with which the Company has LMAs failed to maintain control over their operations as required by FCC rules and policies, the licensee of the LMA station and/or the Company could be fined or set for hearing, the outcome of which could be a monetary forfeiture or, under certain circumstances, loss of the applicable FCC license. The Company is unable to predict the ultimate outcome of possible changes to these FCC rules and the impact such changes may have on its broadcasting operations.

     On June 1, 1995, the Chief of the FCC's Mass Media Bureau released a Public Notice concerning the processing of television assignment and transfer of control applications proposing LMAs. Due to the pendency of the ongoing rulemaking proceeding concerning attribution of ownership, the Mass Media Bureau has placed certain restrictions on the types of television assignment and transfer of control applications involving LMAs that it will approve during the pendency of the rulemaking. Specifically, the Mass Media Bureau has stated that it will not approve arrangements where a time broker seeks to finance a station acquisition and hold an option to purchase the station in the future. The Company believes that none of the Company's LMAs fall within the ambit of this Public Notice.

Radio
-----

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

     Pursuant to the 1996 Act, the limits on the number of radio stations one entity may own locally have been increased as follows: (i) in a market with 45 or more commercial radio stations, an entity may own up to eight commercial radio stations, not more than five of which are in the same service (AM or FM);
(ii) in a market with between 30 and 44 (inclusive) commercial radio stations, an entity may own up to seven commercial radio stations, not more than four of which are in the same service; (iii) in a market with between 15 and 29
(inclusive) commercial radio stations, an entity may own up to six commercial radio stations, not more than four of which are in the same service; and (iv) in a market with 14 or fewer commercial radio stations, an entity may own up to five commercial radio stations, not more than three of which are in the same service, except that an entity may not own more than 50% of the stations in such market. These numerical limits apply regardless of the aggregate audience share of the stations sought to be commonly owned. FCC ownership rules continue to permit an entity to own one FM and one AM station in a local market regardless of market size. Irrespective of FCC rules governing radio ownership, however, the DOJ and the Federal Trade Commission have the authority to determine, and in certain radio transactions have determined, that a particular transaction presents antitrust con-
cerns. Moreover, in certain recent cases the FCC has signaled a willingness to independently examine issues of market concentration notwithstanding a transaction's compliance with the numerical station limits. The FCC has also indicated that it may propose further revisions to its radio multiple ownership rules.

     Local Marketing Agreements. As in television, a number of radio stations have entered into LMAs. The FCC's multiple ownership rules specifically permit radio station LMAs to be entered into and implemented, so long as the licensee of the station which is being programmed under the LMA maintains complete responsibility for and control over programming and operations of its broadcast station and assures compliance with applicable FCC rules and policies. For the purposes of the multiple ownership rules, in general, a radio station being programmed pursuant to an LMA by an entity is not considered an attributable ownership interest of that entity unless that entity already owns a radio station in the same market. However, a licensee that owns a radio station in a market, and brokers more than 15% of the time on another station serving the same market (i.e., a station whose principal community contour overlaps that of the owned station), is considered to have an attributable ownership interest in the brokered station for purposes of the FCC's multiple ownership rules. As a result, in a market in which the Company owns a radio station, the Company would not be permitted to enter into an LMA with another local radio station which it could not own under the local ownership rules, unless the Company's programming constituted 15% or less of the other local station's programming time on a weekly basis. The FCC's rules also prohibit a broadcast licensee from simulcasting more than 25% of its programming on another station in the same broadcast service (i.e., AM-AM or FM-FM) through a time brokerage or LMA arrangement where the brokered and brokering stations serve substantially the same area.

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

     Antitrust Regulation. The DOJ and the Federal Trade Commission have increased their scrutiny of the television and radio industry since the adoption of the 1996 Act, and have indicated their intention to review matters related to the concentration of ownership within markets (including LMAs and JSAs) even when the ownership or LMA or JSA in question is permitted under the laws administered by the FCC or by FCC rules and regulations. For instance, the DOJ has for some time taken the position that an LMA entered into in anticipation of a station's acquisition with the proposed buyer of the station constitutes a change in beneficial ownership of the station which, if subject to filing under the HSR Act, cannot be implemented until the waiting period required by that statute has ended or been terminated.

     Radio/Television Cross-Ownership Rule. The FCC's radio/television cross-ownership rule (the "one to a market" rule) generally prohibits a single individual or entity from having an attributable interest in a television station and a radio station serving the same market. However, in each of the 25 largest local markets in the United States, provided that there remain at least 30 separately owned television and radio stations in the particular market after the acquisition in question, the FCC has traditionally employed a policy that presumptively allows waivers of the one to a market rule to permit the common ownership of one AM, one FM and one TV station in the market. The 1996 Act directs the FCC to extend this policy to each of the top 50 markets. Moreover, the FCC has pending a rulemaking proceeding in which it has solicited comment on whether the one to a market rule should be eliminated altogether. The Company has pending several requests for waivers of the one to a market rule in connection with its applications to acquire radio stations in the Max Media Acquisition and from Keymarket of South Carolina, Inc. and Spartan Radiocasting, Inc., in markets where the Company owns or proposes to own a television station.

     However, the FCC does not apply its presumptive waiver policy in cases involving the common ownership of one television station, and two or more radio stations in the same service (AM or FM), in the same market. Pending its ongoing rulemaking proceeding to reexamine the one to a market rule, the FCC has stated that it will consider waivers of the rule in such instances on a case-by-case basis, considering (i) the public service benefits that will arise from the joint operation of the facilities such as economies of scale, cost savings and programming and service benefits; (ii) the types of facilities involved; (iii) the number of media outlets owned by the applicant in the relevant market; (iv) the financial difficulties of the stations involved; and (v) the nature of the relevant market in light of the level of competition and diversity after joint operation is implemented. Generally, any such waivers that are granted, and which allow common ownership of a television station and more than two same-service radio stations in the same market, are temporary and conditioned on the outcome of the rulemaking proceeding. The Company obtained such temporary, conditional waivers of the one to a market rule in connection with its acquisition of the Heritage radio stations in the Kansas City and St. Louis markets.

     In its ongoing rulemaking proceeding to reexamine the one to a market rule, the FCC has proposed the following options for modifying the rule in the event it is not eliminated: (i) extending the presumptive waiver policy to any television market in which a specified number of independently owned media "voices" would remain after common ownership of a television station and one or more radio stations is effectuated; (ii) extending the presumptive waiver policy to entities that seek to own more than one FM and/or one AM radio station; (iii) reducing the minimum number of independently owned voices that must remain after a transaction is effectuated; and (iv) modifying the five-factor case-by-case test for waivers.

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

     Dual Network Rule. The 1996 Act directs the FCC to repeal its rule which formerly prohibited an entity from operating more than one television network. In March 1996, the FCC issued an order implementing this legislative change. Under the modified rule, a network entity is permitted to operate more than one television network, provided, however, that ABC, CBS, NBC, and/or Fox are prohibited from merging with each other or with another network television entity such as WB or UPN.

     The 1996 Act requires the FCC to review its broadcast ownership rules every two years to "determine whether any of such rules are necessary in the public interest as the result of competition," and to repeal or modify any rules that are determined to be no longer in the public interest. In March 1998, the FCC initiated a rulemaking proceeding to review certain of its broadcast ownership rules pursuant to the statutory mandate, including: (i) the rule limiting ownership of television stations nationally to stations reaching 35% of the national television audience; (ii) the rule attributing only 50% of television households in a market to the audience reach of a UHF television station for purposes of the 35% national audience reach limit; (iii) the rule prohibiting common ownership of a broadcast station and a daily newspaper in the same market; (iv) the rule prohibiting common ownership of a broadcast television station and a cable system in the same market; (v) the local radio multiple ownership rules; and (vi) the dual network rule. Additionally, the FCC stated that its already-pending proceedings to review the television duopoly and "one to a market" rules satisfy the 1996 Act's biennial review requirements.

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

Must-Carry/Retransmission Consent

     Pursuant to the Cable Act of 1992, television broadcasters are required to make triennial elections to exercise either certain "must-carry" or "retransmission consent" rights in connection with their carriage by cable systems in each broadcaster's local market. By electing the must-carry rights, a broadcaster demands carriage on a specified channel on cable systems within its Area of Dominant Influence, in general as defined by the Arbitron 1991-92 Television Market Guide. These must-carry rights are not absolute, and their exercise is dependent on variables such as (i) the number of activated channels on a cable system; (ii) the location and size of a cable system; and (iii) the amount of programming on a broadcast station that duplicates the programming of another broadcast station carried by the cable system. Therefore, under certain circumstances, a cable system may decline to carry a given station. Alternatively, if a broadcaster chooses to exercise retransmission consent rights, it can prohibit cable systems from carrying its signal or grant the appropriate cable system the authority to retransmit the broadcast signal for a fee or other consideration. In October 1996, the Company elected must-carry or retransmission consent with respect to each of its markets based on its evaluation of the respective markets and the position of the Company's owned or programmed station(s) within the market. The Company's stations continue to be carried on all pertinent cable systems, and the Company does not believe that its elections have resulted in the shifting of its stations to less desirable cable channel locations. Certain of the Company's stations affiliated with Fox are required to elect retransmission consent because Fox's retransmission consent negotiations on behalf of the Company resulted in agreements which extend into 1998. Therefore, the Company will need to negotiate retransmission consent agreements for these Fox-affiliated stations to attain carriage on the relevant cable systems for the balance of this triennial period (i.e., through December 31, 1999). For subsequent elections beginning with the election to be made by October 1, 1999, the must-carry market will be the station's DMA, in general as defined by the Nielsen DMA Market and Demographic Rank Report of the prior year.

Syndicated Exclusivity/Territorial Exclusivity

     The FCC has imposed syndicated exclusivity rules and expanded existing network nonduplication rules. The syndicated exclusivity rules allow local broadcast television stations to demand that cable operators black out syndicated non-network programming carried on "distant signals" (i.e., signals of broadcast stations, including so-called "superstations," which serve areas substantially removed from the cable system's local community). The network non-duplication rules allow local broadcast network television affiliates to require that cable operators black out duplicative network programming carried on distant signals. However, in a number of markets in which the Company owns or programs stations affiliated with a network, a station that is affiliated with the same network in a nearby market is carried on cable systems in the Company's market. This is not in violation of the FCC's network nonduplication rules. However, the carriage of two network stations on the same cable system could result in a decline of viewership adversely affecting the revenues of the Company owned or programmed station.

Restrictions on Broadcast Advertising

     Advertising of cigarettes and certain other tobacco products on broadcast stations has been banned for many years. Various states restrict the advertising of alcoholic beverages. Congressional committees have examined legislation proposals which would eliminate or severely restrict the advertising of beer and wine. Although no prediction can be made as to whether any or all of such proposals will be enacted into law, the elimination of all beer and wine advertising would have an adverse effect upon the revenues of the Company's stations, as well as the revenues of other stations which carry beer and wine advertising.

     The FCC has imposed commercial time limitations in children's television programming pursuant to legislation. In television programs designed for viewing by children of 12 years of age and under, commercial matter is limited to 12 minutes per hour on weekdays and 10.5 minutes per hour on weekends. In granting renewal of the license for WBFF-TV, the FCC imposed a fine of $10,000 on the Company alleging that the station had exceeded these limitations. The Company has appealed this fine and the appeal is pending. In granting renewal of the license for WTTV-TV and WTTK-TV, stations that the Company programs pursuant to an LMA, the FCC imposed a fine of $15,000 on WTTV-TV and WTTK-TV's licensee alleging that the stations had exceeded these limitations. In granting renewal of the license for WTTE-TV, the FCC imposed a fine of $10,000 on the Company alleging that the station had exceeded these limitations. The Company has appealed this fine and the appeal is pending.

     The Communications Act and FCC rules also impose regulations regarding the broadcasting of advertisements by legally qualified candidates for elective office. Among other things, (i) stations must provide "reasonable access" for the purchase of time by legally qualified candidates for federal office; (ii) stations must provide "equal opportunities" for the purchase of equivalent amounts of comparable broadcast time by opposing candidates for the same elective office; and (iii) during the 45 days preceding a primary or primary run-off election and during the 60 days preceding a general or special election, legally qualified candidates for elective office may be charged no more than the station's "lowest unit charge" for the same class of advertisement, length of advertisement, and daypart. Recently, both the President of the United States and the Chairman of the FCC have called for rules that would require broadcast stations to provide free airtime to political candidates. The Company cannot predict the effect of such a requirement on its advertising revenues.

Programming and Operation

     General. The Communications Act requires broadcasters to serve the "public interest." The FCC has relaxed or eliminated many of the more formalized procedures it had developed in the past to promote the broadcast of certain types of programming responsive to the needs of a station's community of license. FCC licensees continue to be required, however, to present programming that is responsive to their communities' issues, and to maintain certain records demonstrating such responsiveness. Complaints from viewers concerning a station's programming may be considered by the FCC when it evaluates renewal applications of a licensee, although such complaints may be filed at any time and generally may be considered by the FCC at any time. Stations also must pay regulatory and application fees, and follow various rules promulgated under the Communications Act that regulate, among other things, political advertising, sponsorship identifications, the advertisement of contests and lotteries, obscene and indecent broadcasts, and technical operations, including limits on radio frequency radiation. In addition, licensees must develop and implement affirmative action programs designed to promote equal employment opportunities, and must submit reports to the FCC with respect to these matters on an annual basis and in connection with a renewal application. Failure to observe these or other rules and policies can result in the imposition of various sanctions, including monetary forfeitures, the grant of a renewal for a "short" (i.e., less than the full) license term, or, for particularly egregious violations, the denial of a license renewal application or the revocation of a license.

     Children's Television Programming. Pursuant to rules adopted in 1996, television stations are required to broadcast a minimum of three hours per week of "core" children's educational programming, which the FCC defines as programming that (i) has serving the educational and informational needs of children 16 years of age and under as a significant purpose; (ii) is regularly scheduled, weekly and at least 30 minutes in duration; and (iii) is aired between the hours of 7:00 a.m. and 10:00 p.m. Furthermore, "core" children's educational programs, in order to qualify as such, are required to be identified as educational and informational programs over the air at the time they are broadcast, and are required to be identified in the children's programming reports required to be placed in stations' public inspection files. Additionally, television stations are required to identify and provide information concerning "core" children's programming to publishers of program guides and listings.

     Television Violence. The 1996 Act contains a number of provisions relating to television violence. First, pursuant to the 1996 Act, the television industry has developed a ratings system which the FCC has approved. Furthermore, also pursuant to the 1996 Act the FCC has adopted rules requiring certain television sets to include the so-called "V-chip," a computer chip that allows blocking of rated programming. Under these rules, half of television receiver models with picture screens 13 inches or greater will be required to have the "V-chip" by July 1, 1999, and all such models will be required to have the "V-chip" by January 1, 2000. In addition, the 1996 Act requires that all television license renewal applications filed after May 1, 1995 contain summaries of written comments and suggestions received by the station from the public regarding violent programming.

     Closed Captioning. The 1996 Act directs the FCC to adopt rules requiring closed captioning of all broadcast television programming, except where captioning would be "economically burdensome." The FCC has recently adopted such rules. The rules require generally that (i) 95% of all new programming first published or exhibited on or after January 1, 1998 must be closed captioned within eight years, and (ii) 75% of "old" programming which first aired prior to January 1, 1998 must be closed captioned within 10 years, subject to certain exemptions.

Digital Television

     The FCC has taken a number of steps to implement digital television ("DTV") broadcasting service in the United States. In December 1996, the FCC adopted a DTV broadcast standard and, in April 1997, adopted decisions in several pending rulemaking proceedings that establish service rules and a plan for implementing DTV. The FCC adopted a DTV table of allotments that provides all authorized television stations with a second channel on which to broadcast a DTV signal. In February 1998, the FCC made slight revisions to the DTV rules and table of allotments in acting upon a number of appeals in the DTV proceeding. The FCC has attempted to provide DTV coverage areas that are comparable to stations' existing service areas. The FCC has ruled that television broadcast licensees may use their digital channels for a wide variety of services such as high-definition television, multiple standard definition television programming, audio, data, and other types of communications, subject to the requirement that each broadcaster provide at least one free video channel equal in quality to the current technical standard.

     DTV channels will generally be located in the range of channels from channel 2 through channel 51. The FCC is requiring that affiliates of ABC, CBS, Fox and NBC in the top 10 television markets begin digital broadcasting by May 1, 1999 (many stations affiliated with these networks in the top 10 markets have voluntarily committed to begin digital broadcasting by November 1998), and that affiliates of these networks in markets 11 through 30 begin digital broadcasting by November 1999. The FCC's plan calls for the DTV transition period to end in the year 2006, at which time the FCC expects that television broadcasters will cease non-digital broadcasting and return one of their two channels to the government, allowing that spectrum to be recovered for other uses. Under the Balanced Budget Act, however, the FCC is authorized to extend the December 31, 2006 deadline for reclamation of a television station's non-digital channel if, in any given case: (i) one or more television stations affiliated with ABC, CBS, NBC or Fox in a market is not broadcasting digitally, and the FCC determines that such stations have "exercised due diligence" in attempting to convert to digital broadcasting; or (ii) less than 85% of the television households in the station's market subscribe to a multichannel video service (cable, wireless cable or DBS) that carries at least one digital channel from each of the local stations in that market, and less than 85% of the television households in the market can receive digital signals off the air using either a set-top converter box for an analog television set or a new DTV television set. The Balanced Budget Act also directs the FCC to auction the non-digital channels by September 30, 2002 even though they are not to be reclaimed by the government until at least December 31, 2006. The Balanced Budget Act also permits broadcasters to bid on the non-digital channels in cities with populations greater than 400,000, provided the channels are used for DTV. Thus, it is possible a broadcaster could own two channels in a market. The FCC has concluded a separate proceeding in which it reallocated television channels 60 through 69 to other services while protecting existing television stations on those channels from interference during the DTV transition period. Additionally, the FCC will open a separate proceeding to consider to what extent the cable must-carry requirements will apply to DTV signals.

     Implementation of digital television will improve the technical quality of television signals received by viewers. Under certain circumstances, however, conversion to digital operation may reduce a station's geographic coverage area or result in some increased interference. The FCC's DTV allotment plan allows present UHF stations that move to DTV channels considerably less signal power than present VHF stations that move to UHF DTV channels. Additionally, the DTV transmission standard adopted by the FCC may not allow certain stations to provide a DTV signal of adequate strength to be reliably received by certain viewers using inside television set antennas. Implementation of digital television will also impose substantial additional costs on television stations because of the need to replace equipment and because some stations will need to operate at higher utility costs and there can be no assurance that the Company's television stations will be able to increase revenue to offset such costs. The FCC is also considering imposing new public interest requirements on television licensees in exchange for their receipt of DTV channels. The Company is currently considering plans to provide HDTV, to provide multiple channels of television, including the provision of additional broadcast programming and transmitted data on a subscription basis, and to continue its current TV program channels on its allocated DTV channels. The 1996 Act allows the FCC to charge a spectrum fee to broadcasters who use the digital spectrum to offer subscription-based services. The FCC has opened a rulemaking to consider the spectrum fees to be charged to broadcasters for such use. In addition, Congress has held hearings on broadcasters' plans for the use of their digital spectrum. The Company cannot predict what future actions the FCC might take with respect to DTV, nor can it predict the effect of the FCC's present DTV implementation plan or such future actions on the Company's business.

Proposed Changes

     The Congress and the FCC have under consideration, and in the future may consider and adopt, new laws, regulations and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation, ownership and profitability of the Company's broadcast stations, result in the loss of audience share and advertising revenues for the Company's broadcast stations, and affect the ability of the Company to acquire additional broadcast stations or finance such acquisitions. In addition to the changes and proposed changes noted above, such matters may include, for example, the license renewal process, spectrum use fees, political advertising rates, potential restrictions on the advertising of certain products (beer, wine and hard liquor, for example), and the rules and policies to be applied in enforcing the FCC's equal employment opportunity regulations. Other matters that could affect the Company's broadcast properties include technological innovations and developments generally affecting competition in the mass communications industry, such as direct radio and television broadcast satellite service, the continued establishment of wireless cable systems and low power television stations, digital television and radio technologies, and the advent of telephone company participation in the provision of video programming service.

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

COMPETITION

     The Company's television and radio stations compete for audience share and advertising revenue with other television and radio stations in their respective DMAs or MSA's, as well as with other advertising media, such as newspapers, magazines, outdoor advertising, transit advertising, yellow page directories, direct mail and local cable and wireless cable systems. Some competitors are part of larger organizations with substantially greater financial, technical and other resources than the Company.

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

     Broadcast television stations compete for advertising revenues primarily with other broadcast television stations, radio stations and cable system operators serving the same market. ABC, CBS and NBC programming generally achieves higher household audience levels than Fox, WB and UPN programming and syndicated programming aired by independent stations. This can be attributed to a combination of factors, including the efforts of ABC, CBS and NBC to reach a broader audience, generally better signal carriage available when broadcasting over VHF channels 2 through 13 versus broadcasting over UHF channels 14 through 69 and the higher number of hours of ABC, CBS and NBC programming being broadcast weekly. However, greater amounts of advertising time are available for sale during Fox, UPN and WB programming and non-network syndicated programming, and as a result the Company believes that the Company's programming typically achieves a share of television market advertising revenues greater than its share of a market's audience.

     Television stations compete for audience share primarily on the basis of program popularity, which has a direct effect on advertising rates. A large amount of the Company's prime time programming is supplied by Fox and WB, and to a lesser extent UPN, ABC, CBS and NBC. In those periods, the Company's affiliated stations are totally dependent upon the performance of the networks' programs in attracting viewers. Non-network time periods are programmed by the station primarily with syndicated programs purchased for cash, cash and barter, or barter-only, and also through self-produced news, public affairs and other entertainment programming.

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

     Other factors that are material to a television station's competitive position include signal coverage, local program acceptance, network affiliation, audience characteristics and assigned broadcast frequency. Historically, the Company's UHF broadcast stations have suffered a competitive disadvantage in comparison to stations with VHF broadcast frequencies. This historic disadvantage has gradually declined through (i) carriage on cable systems, (ii) improvement in television receivers, (iii) improvement in television transmitters, (iv) wider use of all channel antennae, (v) increased availability of programming, and (vi) the development of new networks such as Fox, WB and UPN.

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

     The Company cannot predict what other video technologies might be considered or implemented in the future, nor can it judge in advance what impact, if any, the implementation of any of these proposals or changes might have on its business.

     The Company believes that television broadcasting may be enhanced significantly by the development and increased availability of DTV technology. This technology has the potential to permit the Company to provide viewers multiple channels of digital television over each of its existing standard channels, to provide certain programming in a high definition television format and to deliver various forms of data, including data on the Internet, to home and business computers. These additional capabilities may provide the Company with additional sources of revenue. The Company is currently considering plans to provide HDTV, to provide multiple channels of television including the provision of additional broadcast programming and transmitted data on a subscription basis, and to continue its current TV program channels on its allocated DTV channels. The Company has obtained FCC authority to conduct experimental DTV multicasting operations in Baltimore, Maryland. The 1996 Act allows the FCC to charge a spectrum fee to broadcasters who use the digital spectrum to offer subscription-based services. The FCC has opened a rulemaking to consider the spectrum fees to be charged to broadcasters for such use. In addition, Congress has held hearings on broadcasters' plans for the use of their digital spectrum. The Company cannot predict what future actions the FCC or Congress might take with respect to DTV, nor can it predict the effect of the FCC's present DTV implementation plan or such future actions on the Company's business. DTV technology is not currently available to the viewing public and a successful transition from the current analog television format to a digital format may take many years. There can be no assurance that the Company's efforts to take advantage of the new technology will be commercially successful.

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

     Historically, the cost of programming has increased because of an increase in the number of new independent stations and a shortage of quality programming. However, the Company believes that over the past five years program prices generally have stabilized.

     The Company believes it competes favorably against other television stations because of its management skill and experience, the ability of the Company historically to generate revenue share greater than its audience share, its network affiliations and its local program acceptance. In addition, the Company believes that it benefits from the operation of multiple broadcast properties, affording it certain nonquantifiable economies of scale and competitive advantages in the purchase of programming.

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

     The Company attempts to improve each radio station's competitive position with promotional campaigns designed to enhance and reinforce its identities with the listening public. Extensive market research is conducted in order to identify specific demographic groups and design a programming format for those groups. The Company seeks to build a strong listener base composed of specific demographic groups in each market, and thereby attract advertisers seeking to reach these listeners. Aside from building its stations' identities and targeting its programming to specific demographic groups, management believes that the Company also obtains a competitive advantage by operating duopolies or multiple stations in the nation's larger mid-size markets.

     The radio broadcasting industry is also subject to competition from new media technologies that are being developed or introduced, such as the delivery of audio programming by cable television systems and by digital audio broadcasting ("DAB"). DAB may provide a medium for the delivery by satellite or terrestrial means of multiple new audio programming formats to local and national audiences. The FCC has issued licenses for two satellite DAB systems. Historically, the radio broadcasting industry has grown in terms of total revenues despite the introduction of new technologies for the delivery of entertainment and information, such as television broadcasting, cable television, audio tapes and compact disks. There can be no assurance, however, that the development or introduction in the future of any new media technology will not have an adverse effect on the radio broadcast industry.

EMPLOYEES

     As of December 31, 1997, the Company had approximately 2,262 employees. With the exception of certain of the employees of KOVR-TV, KDNL-TV, WBEN-AM and WWL-AM, none of the employees is represented by labor unions under any collective bargaining agreement. No significant labor problems have been experienced by the Company, and the Company considers its overall labor relations to be good.

ITEM 2. PROPERTIES

     Generally, each of the Company's stations has facilities consisting of offices, studios and tower sites. Transmitter and tower sites are located to provide maximum signal coverage of the stations' markets. The following table generally describes the Company's principal owned and leased real property in each of its markets of operation:

     TELEVISION PROPERTIES                 TYPE OF FACILITY AND USE
------------------------------- ------------------------------------------------
Pittsburgh Market               Station Site for WPGH
                                Space on WPGH Tower Site

Baltimore Market                WBFF Studio and Company Offices
                                WBFF Parking Lot
                                Space on Main WBFF Tower for Antenna
                                Space on Main WBFF Tower for Transmission Disks
                                Space on Main WBFF Tower for Receivers

Milwaukee Market                WVTV Studio Site
                                WVTV Transmitter Site land
                                WVTV Transmitter Site Building
                                WCGV Studio Site
                                WCGV Studio/Transmitter Site

Raleigh/Durham Mkt              WLFL / WRDC Studio Site
                                WLFL Tower Site Land

Columbus Market                 WTTE Studio Site
                                WTTE Office Space
                                WTTE Tower Site

Norfolk Market                  WTVZ Studio Site

Birmingham Market               WTTO Tower and Old WTTO Studio
                                WTTO Studio Site
                                WABM Studio Site

Flint/Saginaw/Bay City Market   WSMH Studio & Office Site
                                WSMH Transmitter Site

Tuscaloosa Market               WDBB Transmitter Site
Kansas City Market              KSMO Studio & Office Site

                                KSMO Transmitter bldg.

Cincinnati Market               WSTR Studio & Office Site
                                WSTR Transmitter Site
                                W66AQ Translator

Peoria                          Market   WYZZ   Studio   &  Office   Site   WYZZ
                                Transmitter  Site --  real  property  only  WYZZ
                                Transmitter   Site   --   tower,    transmitter,
                                building, and equipment

Oklahoma City Market            KOCB Studio & Office Site
                                KOCB Transmitter Site

Lexington Market                WDKY Studio & Office Site
                                WDKY Transmitter Site


                                                                  APPROXIMATE
     TELEVISION PROPERTIES            OWNED OR LEASED(A)        SIZE (SQ. FEET)
------------------------------- ----------------------------- -------------------
Pittsburgh Market               Leased (expires 10/01/2028)               25,500
                                Leased (expires 02/23/2039)   On site of station

Baltimore Market                Leased (expires 12/31/2010)               39,000

                                Leased (month to month)                      N/A

                                Leased (expires 06/01/2007)                  N/A
                                Leased (expires 04/01/2011)                  N/A
                                Leased (expires 08/01/2012)                  N/A

Milwaukee Market                Owned                                     37,800
                                Leased (expires 01/30/2030)                  N/A
                                Owned                                      6,200
                                Owned                                     22,296
                                Leased (expires 12/31/2029)                  N/A
Raleigh/Durham Mkt              Leased (expires 07/29/2021)               26,600
                                Leased (expires 12/31/2018)                1,800
Columbus Market                 Leased (expires 12/31/2002)               14,400
                                Leased (expires 06/01/2003)                4,500
                                Leased (month to month)                    1,000
Norfolk Market                  Leased (expires 07/31/2009)               15,000
Birmingham Market               Owned                                      9,500

                                Leased (expires 1/31/2016)                 9,750
                                Leased (expires 1/31/2016)                 9,750

Flint/Saginaw/Bay City Market   Owned                                     13,800
                                Leased (expires 11/13/2004)                  N/A

Tuscaloosa Market               Leased (month to month)                      678
Kansas City Market              Leased (expires 02/28/2001)               11,055

                                Leased (expires 12/10/2010)                1,200

Cincinnati Market               Owned                                     14,800
                                Owned                                      6,600
                                Owned                                        N/A

Peoria Market                   Owned                                      6,000
                                Leased (expires 12/01/2001)                1,100
                                Owned                                        N/A

Oklahoma City Market            Owned                                     12,000
                                Owned                             Included above

Lexington Market                Leased (expires 12/31/2010)               12,000
                                Owned                                      2,900


                                                                                                           APPROXIMATE
     TELEVISION PROPERTIES              TYPE OF FACILITY AND USE              OWNED OR LEASED(A)         SIZE (SQ. FEET)
------------------------------- --------------------------------------- ----------------------------- ---------------------
Indianapolis Market             WTTV/WTTK Studio & Office Site (bldg)   Owned                         19,900

                                WTTV/WTTK Studio & Office Site (lot)    Owned                         18.5 acres
                                WTTV Transmitter Site/lot               Owned                         2,730/41.25 acres
                                WTTK Transmitter Site/lot               Owned                         800/30 acres
                                Bloomington microwave site (bldg.)      Owned                            216
                                Bloomington microwave site (land)       Leased (expires 07/05/2077)      216

Sacramento Market               KOVR Studio & Office Site               Owned                         42,600
                                KOVR Stockton Office Site               Leased (expires 03/31/1999)    1,000
                                KOVR Transmitter Site                   50% Ownership                               N/A
                                KOVR Back-up Transmitter Site           1/3 Ownership                               N/A
                                Mt. Oso Microwave Site                  Leased (expires 02/28/2001)                 N/A
                                Volmer Peak Microwave Site              Leased (expires 06/30/2000)                 N/A
                                Downtown Sacramento Microwave Site      Leased (expires 05/31/1999)                 N/A
                                Elverta Microwave Site                  Leased (expires 07/31/1999)                 N/A
San Antonio Market              KABB/KRRT Studio & Office Site          Owned by KABB                 22,460
                                                                                                      1200/1200/
                                KABB Transmitter bldg/tower/land        Owned by KABB                 35.562 acres
                                KRRT Transmitter land                   Leased (expires 06/30/2007)   103.854 acres

Asheville/Spartanburg           WFBC/WLOS Studio & Office Site          Owned by WLOS                 28,000
Market                          WLOS Transmitter tower, bldg, land      Leased (expires 12/31/2001)
                                WFBC Transmitter Site                   Owned by WFBC                 45.6 acres
                                WFBC/WAXA studio                        Owned                          6,000

St. Louis Market                KDNL Studio & Office (Lot)              Owned                         53,550
                                KDNL Studio & Office (building)         Owned                               41,372 (TV)
                                KDNL Transmitter Site (2 buildings)     Owned                         1,600 & 1,330
Des Moines Market               KDSM Studio & Office Site               Owned                         13,000
                                KDSM Transmitter bldg/tower             Owned                          2,000
                                KDSM Transmitter land                   Leased (expires 11/08/2034)   40 Acres
                                KDSM Translator tower/shed              Leased (expires 12/31/98)         48
Las Vegas Market                KUPN Studio & Office Site               Leased (expires 6/26/99)      14,000
                                KUPN Transmitter Site/bldg.             Owned                         .04 acres
                                KUPN Microwave Transmitter Site         Owned                                       N/A
                                KUPN Microwave Relay Site               Owned                                       N/A
Plattsburgh/Burlington Market   WPTZ Station Site                       Owned                         12,400
                                WPTZ Studio & Office site               Leased (expires 6/30/1998)     3,919
                                WPTZ Transmitter site                   Owned                                       N/A
                                WPTZ Tower and building site            Leased (expires 10/31/2000)                 N/A
                                WPTZ Tower and building site            Leased (expires 5/30/2000)                  N/A
                                WPTZ Tower and building site            Leased (expires 10/31/2000)                 N/A
                                WNNE Studio & Office site               Leased (expires 1/31/2001)     8,500
                                WNNE Tower site                         Leased (expires 5/31/2003)                  N/A
                                WNNE Transmitter building               Owned                          1,150
Pensacola/Mobile Market         WEAR Studio & Office site               Owned                         22,400
                                WEAR Transmitter site                   Owned                                       N/A
                                WEAR Mobile Sales Office Site           Leased (expires 6/30/1998)      1.164
                                WFGX Studio & Transmitter site          Leased (expires 4/30/2000)     5,000
Charleston Market               WCHS Studio & Office site               Owned                         15,776
                                WCHS Transmitter site                   Owned                          3,712

                                                                                           APPROXIMATE
 RADIO PROPERTIES        TYPE OF FACILITY AND USE              OWNED OR LEASED           SIZE (SQ. FEET)
------------------   --------------------------------   -----------------------------   ----------------
Buffalo Market       WWKB/WKSE Studio & Office Site     Leased (expires 09/30/1998)               5,000
                     WWKB/WKSE Office Site              Leased (expires 09/30/1998)               5,200
                     WBEN/WMJQ Studio & Office Site     Leased (expires 12/31/1998)               7,750
                     WBEN Transmitter Site              Owned                                     1,024
                     WWKB Transmitter Site              Owned                                     2,600
                     WMJQ Transmitter Site              Leased (expires 12/31/1998)                 825
                     WKSE Transmitter Site              Owned                                     6,722
                     WWWS Transmitter Site/bldg.        Leased (expires 5/24/2001             1,000/225


                                                                                                              APPROXIMATE
       RADIO PROPERTIES                   TYPE OF FACILITY AND USE                  OWNED OR LEASED        SIZE (SQ. FEET)
------------------------------ --------------------------------------------- ----------------------------- ----------------
Memphis Market                 WJCE/WRVR/WOGY Studio & Office Site           Leased (expires 12/02/98)     10,000
                               WJCE Transmitter Site                         Leased (expires 03/27/2035)    2,262
                               WRVR Transmitter Site                         Leased (expires 12/31/2003)      169
                               WOGY Transmitter Site (on 4.5 acres)          Owned                            340
New Orleans Market             WWL/WSMB/WLMG/KMEZ Studio & Office Site       Leased (expires 08/31/2002)   11,553
                               WWL Transmitter Site (on 64.62 acres)         Owned                          2,300
                               WSMB Transmitter Site (on 3,600 sq. ft)       Owned                          3,600
                               WLMG Transmitter Site                         Leased (expires 10/27/2014)               N/A
                               KMEZ Transmitter Site                         Leased (expires 03/14/2001)               N/A
                               WLAC-AM / WLAC-FM / WJZC / Road Gang /IRN
Nashville/Russellville         Studio & Office Site                          Leased (expires 06/30/1999)   18,800
Market                         Gang/IRN Studio & Office Site
                               WLAC-AM  Transmitter  Site (+ 27.69  acres)   Owned                          5,800
                               WLAC-FM Transmitter Site (+18.12 acres)       1/3 Owned (3-way  ownership)   2,700
                               WJZC  Transmitter Site (land)                 Leased (expires  09/27/2019)     400
                               WJZC Transmitter Site (tower & building)      Owned                          1,324

Wilkes Barre/Scranton Market   WILK/WGBI/WGGY/WKRZ Studio & Office Site      Leased (expires 12/31/1998)   14,000
                               WILK Transmitter Site                         Leased (expires 08/31/1999)    1,000
                               WGBI Transmitter Site                         Leased (expires 02/28/2000)    1,000
                               WGGY Transmitter Site                         Leased (expires 02/28/2000)      300
                               WKRZ Transmitter Site                         Owned                            4,052 (bldg)
                               WKRF Office Site                              Leased (month to month)          100
                               WKRF Transmitter Site                         Leased (month to month)       1 acre
                               WWSH Transmitter Site/bldg.                   Owned                         1 acre/120
                               WWFH Transmitter Site and office/land         Owned                         2,320/1 acre
                               WILP Transmitter Site/bldg.                   Owned                         1 acre/750
St. Louis Market               KPNT/WVRV Studio & Office Site                Owned                           1,753 (radio)
                               KPNT Transmitter Site                         Owned                           7450
                               WVRV Transmitter Site                         Owned                          7,278
                               WVRV back up building                         Owned                            240
Los Angeles Market             KBLA Studio & Office Site- building           Owned                          6,000
                               KBLA Transmitter Site -- land                 Owned                         3 acres

Milwaukee Market               WEMP, WAMG and WMYX Studio and Office Site    Owned                           9.200
                               WEMP/WMYX Transmitter site                    Owned                          3,200
                               WAMG Transmitter site                         Owned                                     N/A
Kansas City Market             KCFX, KCIY, and KXTR Studio and Office Site   Leased (expires 2/28/2018)    20,914
                               KQRC Studio and Office Site                   Leased (expires 5/31/1999)     3,500
                               KCAZ Studio, Office and Transmitter site      Owned                          5,000
                               KCFX Transmitter site                         Leased (expires 6/25/2000                 N/A
                               KXTR Transmitter site                         Leased (expires 3/20/2002)                N/A
                               KCIY Transmitter site                         Leased (expires 7/25/2007)                N/A


                                                                                                        APPROXIMATE
 RADIO PROPERTIES               TYPE OF FACILITY AND USE                     OWNED OR LEASED         SIZE (SQ. FEET)
------------------   ----------------------------------------------   ----------------------------   ----------------
                     WGH/(AM), WGH/(FM) and WVCL Studio and Office

Norfolk Market       Site                                             Leased (expires 8/30.2007)              15,737
                     WGH-AM/FM Transmitter site                       Owned                                    1,000
                     WGH Nighttime Transmitter site                   Owned                                    1,800
                     WVCL Transmitter site                            Leased (expires N/A)                       N/A
St. Louis Market     WRTH, WIL and KIHT Studio and Office Site        Leased (expires 3/15/2004)              12,000
                     WRTH Transmitter site                            Owned                                      N/A
                     WIL Transmitter site                             Leased (expires 5/31/1998)                 N/A
                     KIHT Main FM Transmitter site                    Leased (expries 4/28/2000)                 N/A
                     KIHT Auxilliary FM Transmitter site              Leased (expires 3/15/2004                  N/A

----------
(a) Lease expiration dates assume exercise of all renewal options of the lessee.

     The Company believes that all of its properties, both owned and leased, are generally in good operating condition, subject to normal wear and tear, and are suitable and adequate for the Company's current business operations.

ITEM 3. LEGAL PROCEEDINGS

     On July 14, 1997, Sinclair publicly announced that it had reached an agreement for certain of its owned and/or programmed television stations which were affiliated with UPN to become affiliated with WB beginning January 16, 1998. On August 1, 1997, UPN informed Sinclair that it did not believe Sinclair or its affiliates had provided proper notice of its intention not to extend the UPN affiliation agreements beyond January 15, 1998, and, accordingly, that these agreements had been automatically renewed through January 15, 2001.

     In August 1997, UPN filed an action (the "California Action") in Los Angeles Superior Court against the Company, seeking declaratory relief and specific performance or, in the alternative, unspecified damages and alleging that neither the Company nor its affiliates provided proper notice of their intention not to extend the current UPN affiliations beyond January 15, 1998. Certain subsidiaries of the Company filed an action (the "Baltimore Action") in the Circuit Court for Baltimore City seeking declaratory relief that their notice was effective to terminate the affiliations on January 15, 1998. On December 9, 1997, the court in the Baltimore Action ruled that Sinclair gave timely and proper notice to effectively terminate the affiliations as of January 15, 1998 and granted Sinclair's motion for summary judgment. Based on the decision in the Baltimore Action, the court in the Los Angeles Superior Court has stayed all proceedings in the California Action. Following an appeal by UPN, the court of Special Appeals of Maryland upheld the ruling in the Baltimore Action and UPN is seeking further appellate review by the Maryland Court of Appeals. Although the Company believes that proper notice of intention not to extend was provided to UPN, there can be no assurance that the Company and its subsidiaries will prevail in these proceedings or that the outcome of these proceedings, if adverse to the Company and its subsidiaries, will not have a material adverse effect on the Company.

     The Company currently and from time to time is involved in litigation incidental to the conduct of its business. Except as described above, the Company is not a party to any lawsuit or proceeding that in the opinion of the Company will have a material adverse effect.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 1997.

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


               1995                                   HIGH          LOW
               ----                               -----------   -----------
       Second Quarter (from June 13) ..........    $  29.00      $  23.25
       Third Quarter ..........................       31.00         27.75
       Fourth Quarter .........................       22.50         16.25


               1996                    HIGH           LOW
               ----                -----------   ------------
       First Quarter ...........    $  26.50      $  16.875
       Second Quarter ..........       43.50         25.50
       Third Quarter ...........       46.50         36.125
       Fourth Quarter ..........       43.75         23.00


               1997                    HIGH          LOW
               ----                -----------   -----------
       First Quarter ...........    $  31.00      $  23.00
       Second Quarter ..........       30.875        23.00
       Third Quarter ...........       40.375        24.25
       Fourth Quarter ..........       46.625        33.625


     As of March 16, 1998, there were approximately 77 stockholders of record of the common stock of the Company. This number does not include beneficial owners holding shares through nominee names. Based on information available to it, the Company believes it has more than 1,500 beneficial owners of its Class A Common Stock.

     The Company generally has not paid a dividend on its common stock and does not expect to pay dividends on its common stock in the foreseeable future. The 1997 Bank Credit Agreement and certain subordinated debt of the Company generally prohibit the Company from paying dividends on its common stock. Under the indentures governing the Company's 10% Senior Subordinated Notes due 2003, 10% Senior Subordinated Notes due 2005, 9% Senior Subordinated Notes due 2007 and 8 3/4% Senior Subordinated Notes due 2007, the Company is not permitted to pay dividends on its common stock unless certain specified conditions are satisfied, including that (i) no event of default then exists under the Indenture or certain other specified agreements relating to indebtedness of the Company and (ii) the Company, after taking account of the dividend, is in compliance with certain net cash flow requirements contained in the Indenture. In addition, under certain senior unsecured debt of the Company, the payment of dividends is not permissible during a default thereunder.

ITEM 6. SELECTED FINANCIAL DATA

     The selected consolidated financial data for the years ended December 31, 1993, 1994, 1995, 1996, and 1997 have been derived from the Company's audited Consolidated Financial Statements. The Consolidated Financial Statements for the years ended December 31, 1995, 1996 and 1997 are included elsewhere in this Form 10-K.

     The information below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements included elsewhere in this Form 10-K.

                          STATEMENT OF OPERATIONS DATA
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                           YEARS ENDED DECEMBER 31,
                                                     --------------------------------------------------------------------
                                                         1993        1994(A)       1995(A)       1996(A)       1997(A)
                                                     ------------ ------------- ------------- ------------- -------------
STATEMENT OF OPERATIONS DATA:
 Net broadcast revenues(b) .........................   $69,532       $118,611     $187,934      $ 346,459     $471,228
 Barter revenues ...................................     6,892        10,743        18,200         32,029       45,207
                                                       -------       --------     --------      ---------     --------
  Total revenues ...................................    76,424       129,354       206,134        378,488      516,435
                                                       -------       --------     --------      ---------     --------
 Operating   expenses,   excluding   depreciation
  and  amortization,   deferred compensation
  and special bonuses paid to executive of-
  ficers ...........................................    32,295        50,545        80,446        167,765      236,376
 Depreciation and amortization(c) ..................    22,486        55,587        80,410        121,081      152,170
 Amortization of deferred compensation .............        --            --            --            739        1,636
 Special bonuses paid to executive officers ........    10,000         3,638            --             --           --
                                                       -------       --------     --------      ---------     --------
 Broadcast operating income ........................    11,643        19,584        45,278         88,903      126,253
                                                       -------       --------     --------      ---------     --------
 Interest and amortization of debt discount
  expense ..........................................    12,852        25,418        39,253         84,314       98,393
 Interest and other income .........................     2,131         2,447         4,163          3,478        2,228
 Subsidiary trust minority interest expense(d)              --            --            --             --       18,600
                                                       -------       --------     --------      ---------     --------
 Income (loss) before (provision) benefit for
  income taxes and extraordinary item ..............   $   922       $(3,387)     $ 10,188      $   8,067     $ 11,488
                                                       =======       ========     ========      =========     ========
 Net income (loss) available to common
  shareholders .....................................   $(7,945)      $(2,740)     $     76      $   1,131     $(13,329)
                                                       =======       ========     ========      =========     ========
 Basic Earnings per share:
  Net income (loss) before extraordinary
   item ............................................   $    --       $ (0.09)     $   0.15      $   0.03      $  (0.13)
                                                       =======       ========     ========      =========     ========
  Extraordinary item ...............................   $ (0.27)      $    --      $  (0.15)     $      --     $  (0.17)
                                                       =======       ========     ========      =========     ========
  Net income (loss) ................................   $ (0.27)      $ (0.09)     $     --      $   0.03      $  (0.37)
                                                       =======       ========     ========      =========     ========
  Weighted average shares outstanding (in
   thousands) ......................................    29,000        29,000        32,205         37,381       35,951
                                                       =======       ========     ========      =========     ========
OTHER DATA:

 Broadcast cash flow(e) ............................   $37,498       $67,519      $111,124      $ 189,216     $243,406
 Broadcast cash flow margin(f) .....................     53.9  %       56.9  %       59.1  %        54.6  %      51.7  %
 Adjusted EBITDA(g) ................................   $35,406       $64,547      $105,750       $180,272     $229,000
 Adjusted EBITDA margin(f) .........................     50.9  %       54.4  %       56.3  %        52.0  %      48.6  %
 After tax cash flow(h) ............................   $20,850       $24,948      $ 54,645       $ 77,484     $104,884
 Program contract payments .........................     8,723        14,262        19,938         30,451       51,059
 Capital expenditures ..............................       528         2,352         1,702         12,609       19,425
 Corporate overhead expense ........................     2,092         2,972         5,374          8,944       14,406

                                                   (Continued on following page)

                                                                            AS OF DECEMBER 31,
                                                   ---------------------------------------------------------------------
                                                       1993        1994(A)      1995(A)        1996(A)        1997(A)
                                                   ------------ ------------ ------------- --------------- -------------
BALANCE SHEET AND CASH
 FLOW DATA:
 Cash and cash equivalents .......................  $  18,036    $    2,446   $  112,450    $      2,341    $  139,327
 Total assets ....................................    242,917       399,328      605,272       1,707,297     2,034,234
 Total debt(i) ...................................    224,646       346,270      418,171       1,288,103     1,080,722
 Company Obligated Mandatorily Redeem-
  able Security of Subsidiary
  Trust Holding Solely KDSM Senior Deben-
  tures(j) .......................................         --            --           --              --       200,000
 Total stockholders' equity (deficit) ............    (11,024)      (13,723)      96,374         237,253       543,288
 Cash flows from operating activities(k) .........     11,230        20,781       55,986          69,298        96,625
 Cash flows from investing activities(k) .........      1,521      (249,781)    (119,320)     (1,012,225)     (218,990)
 Cash flows from financing activities(k) .........      3,462       213,410      173,338         832,818       259,351

----------
(a) The Company made acquisitions in 1994, 1995, 1996 and 1997 as described in the footnotes to the Consolidated Financial Statements incorporated herein by reference. The statement of operations data and other data presented for periods preceding the dates of acquisitions do not include amounts for these acquisitions and therefore are not comparable to subsequent periods. Additionally, the years in which the specific acquisitions occurred may not be comparable to subsequent periods depending on when during the year the acquisition occurred.

(b) Net broadcast revenues are defined as broadcast revenues net of agency commissions.

(c) Depreciation and amortization includes amortization of program contract costs and net realizable value adjustments, depreciation and amortization of property and equipment, and amortization of acquired intangible broadcasting assets and other assets including amortization of deferred financing costs and costs related to excess syndicated programming.

(d) Subsidiary trust minority interest expense represents the distributions on the HYTOPS.

(e) "Broadcast cash flow" is defined as broadcast operating income plus corporate overhead expense, special bonuses paid to executive officers, depreciation and amortization (including film amortization and amortization of deferred compensation, and excess syndicated programming), less cash payments for program contract rights. Cash program payments represent cash payments made for current program payables and do not necessarily correspond to program usage. Special bonuses paid to executive officers are considered unusual and non-recurring. The Company has presented broadcast cash flow data, which the Company believes are comparable to the data provided by other companies in the industry, because such data are commonly used as a measure of performance for broadcast companies. However, broadcast cash flow does not purport to represent cash provided by operating activities as reflected in the Company's consolidated statements of cash flows, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

(f) "Broadcast cash flow margin" is defined as broadcast cash flow divided by net broadcast revenues. "Adjusted EBITDA margin" is defined as Adjusted EBITDA divided by net broadcast revenues. "After tax cash flow margin" is defined as after tax cash flow divided by net broadcast revenues.

(g) "Adjusted EBITDA" is defined as broadcast cash flow less corporate overhead expense and is a commonly used measure of performance for broadcast companies. Adjusted EBITDA does not purport to represent cash provided by operating activities as reflected in the Company's consolidated statements of cash flows, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

(h) "After tax cash flow" is defined as net income (loss) available to common shareholders plus extraordinary losses, minus extraordinary gains (before the effects of related tax benefits) plus depreciation and amortization of intangibles, (excluding film amortization), amortization of deferred compensation, amortization of excess syndicated programming, special bonuses paid to executive officers, and the deferred tax provision (or minus the deferred tax benefit). After tax cash flow is presented here not as a measure of operating results and does not purport to represent cash provided by operating activities. After tax cash flow should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

                                            (notes continued on following page).

(i) "Total debt" is defined as long-term debt, net of unamortized discount, and capital lease obligations, including current portion thereof. In 1992 total debt included warrants outstanding which were redeemable outside the control of the Company. The warrants were purchased by the Company for $10,400 in 1993. Total debt as of December 31, 1993 included $100,000 in principal amount of the 1993 Notes (as defined herein), the proceeds of which were held in escrow to provide a source of financing for acquisitions that were subsequently consummated in 1994 utilizing borrowings under the Bank Credit Agreement. $100,000 of the 1993 Notes was redeemed from the escrow in the first quarter of 1994. Total debt does not include the HYTOPS or the Company's preferred stock.

(j)  Company  Obligated  Mandatorily  Redeemable  Security of  Subsidiary  Trust
     Holding  Solely  KDSM  Senior  Debentures   represents  $200,000  aggregate
     liquidation value of the HYTOPS.

(k) These items are financial statement disclosures in accordance with generally accepted accounting principles and are also presented in the Company's consolidated financial statements incorporated by reference herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The Company is a diversified broadcasting company that currently owns or programs pursuant to Local Marketing Agreements ("LMAs") 35 television stations and, upon consummation of all pending acquisitions and dispositions, will own or program pursuant to LMAs 56 television stations. The Company owns or programs pursuant to LMAs 52 radio stations and upon consummation of all pending acquisitions and dispositions, the Company will own or program pursuant to LMAs 51 radio stations. The Company also has options to acquire two additional radio stations

     The operating revenues of the Company are derived from local and national advertisers and, to a much lesser extent, from television network compensation. The Company's primary operating expenses involved in owning, operating or programming the television and radio stations are syndicated program rights fees, commissions on revenues, employee salaries, news-gathering and promotion. Amortization and depreciation of costs associated with the acquisition of the stations and interest carrying charges are significant factors in determining the Company's overall profitability.

     Set forth below are the principal types of broadcast revenue received by the Company's stations for the periods indicated and the percentage contribution of each type to the Company's total gross broadcast revenue:

                                BROADCAST REVENUE
                             (DOLLARS IN THOUSANDS)

                                                              YEARS ENDED DECEMBER 31,
                                 --------------------------------------------------------------------------------
                                            1995                        1996                        1997
                                  -------------------------   -------------------------   ------------------------
Local/regional advertising.....    $ 104,299         47.5%     $ 199,029         49.4%     $ 287,860        52.7%
National advertising ..........      113,678         51.7        191,449         47.6        250,445        45.9
Network compensation ..........          442          0.2          3,907          1.0          5,479         1.0
Political advertising .........          197          0.1          6,972          1.7          1,189         0.2
Production ....................        1,115          0.5          1,142          0.3          1,239         0.2
                                   ---------        -----      ---------        -----      ---------       -----
Broadcast revenue .............      219,731        100.0%       402,499        100.0%       546,212       100.0%
                                                    =====                       =====                      =====
Less: agency commissions.......      (31,797)                    (56,040)                    (74,984)
                                   ---------                   ---------                   ---------
Broadcast revenue, net ........      187,934                     346,459                     471,228
Barter revenue ................       18,200                      32,029                      45,207
                                   ---------                   ---------                   ---------
Total revenue .................    $ 206,134                   $ 378,488                   $ 516,435
                                   =========                   =========                   =========

     The Company's primary types of programming and their approximate percentages of 1997 net broadcast revenue were network programming (14.9%), children's programming (5.3%) and other syndicated programming (79.8%). The Company's four largest categories of advertising and their approximate percentages of 1997 net broadcast revenue were automotive (20.0%), movies (6.7%), fast food advertising (6.4%) and retail/department stores (6.2%). No other advertising category accounted for more than 6% of the Company's net broadcast revenue in 1997. No individual advertiser accounted for more than 5% of any individual Company station's net broadcast revenue in 1997.

     The following table sets forth certain operating data of the Company for the years ended December 31, 1995, 1996 and 1997. Capitalized terms used in this section and not defined elsewhere in this Form 10-K are defined in Notes to the Consolidated Financial Statements of the Company included elsewhere in this Form 10-K.

                                 OPERATING DATA
                             (DOLLARS IN THOUSANDS)

                                                       YEARS ENDED DECEMBER 31,
                                             -------------------------------------------
                                                  1995           1996           1997
                                             -------------  -------------  -------------
Net broadcast revenue .....................    $ 187,934      $ 346,459      $ 471,228
Barter revenue ............................       18,200         32,029         45,207
                                               ---------      ---------      ---------
Total revenue .............................      206,134        378,488        516,435
                                               ---------      ---------      ---------
Operating costs ...........................       64,326        142,576        198,262
Expenses from barter arrangements .........       16,120         25,189         38,114
Depreciation and amortization .............       80,410        121,081        152,170
Stock-based compensation ..................           --            739          1,636
                                               ---------      ---------      ---------
Broadcast operating income ................    $  45,278      $  88,903      $ 126,253
                                               =========      =========      =========
BROADCAST CASH FLOW (BCF) DATA:

Television BCF ............................    $ 111,124      $ 175,212      $ 221,631
Radio BCF .................................           --         14,004         21,775
                                               ---------      ---------      ---------
Consolidated BCF ..........................    $ 111,124      $ 189,216      $ 243,406
                                               =========      =========      =========
Television BCF margin .....................         59.1%          57.1%          54.8%
Radio BCF margin ..........................           --           35.0%          32.7%
Consolidated BCF margin ...................         59.1%          54.6%          51.7%
OTHER DATA:

Adjusted EBITDA ...........................    $ 105,750      $ 180,272      $ 229,000
Adjusted EBITDA margin ....................         56.3%          52.0%          48.6%
After tax cash flow .......................    $  54,645      $  77,484      $ 104,884
Program contract payments .................       19,938         30,451         51,059
Corporate expense .........................        5,374          8,944         14,406
Capital expenditures ......................        1,702         12,609         19,425

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1996 AND 1997

     Net broadcast revenue increased $124.7 million, or 36.0%, to $471.2 million for the year ended December 31, 1997 from $346.5 million for the year ended December 31, 1996. The increase in net broadcast revenue for the year ended December 31, 1997 as compared to the year ended December 31, 1996 was comprised of $114.5 million related to television and radio station acquisitions and LMA transactions consummated during 1996 and 1997 (the "Acquisitions") and $10.2 million that resulted from an increase in net broadcast revenue on a same station basis. Also on a same station basis, revenue from local and national advertisers grew 7.7% and 4.9%, respectively, for a combined growth rate of 6.1%.

     Total operating costs increased $55.7 million, or 39.1%, to $198.3 million for the year ended December 31, 1997 from $142.6 million for the year ended December 31, 1996. The increase in operating costs for the year ended December 31, 1997 as compared to the year ended December 31, 1996 com-prised $49.0 million related to the Acquisitions, $5.4 million from an increase in corporate overhead expenses, and $1.3 million from an increase in operating costs on a same station basis. On a same station basis, operating costs increased 1.8%.

     Broadcast operating income increased to $126.3 million for the year ended December 31, 1997, from $88.9 million for the year ended December 31, 1996, or 42.1%. The increase in broadcast operating income for the year ended December 31, 1997 as compared to the year ended December 31, 1996 was primarily attributable to the Acquisitions.

     Interest expense increased to $98.4 million for the year ended December 31, 1997 from $84.3 million for the year ended December 31, 1996, or 16.7%. The increase in interest expense for the year ended December 31, 1997 primarily related to indebtedness incurred by the Company to finance the Acquisitions. Subsidiary trust minority interest expense of $18.6 million for the year ended December 31, 1997 is related to the issuance of the HYTOPS which was completed March 12, 1997. Subsidiary trust minority interest expense was partially offset by reductions in interest expense because a portion of the proceeds of the sale of the HYTOPS was used to reduce indebtedness under the Company's Bank Credit Agreement.

     Interest and other income decreased to $2.2 million for the year ended December 31, 1997 from $3.5 million for the year ended December 31, 1996. This decrease was primarily due to lower average cash balances during these periods.

     For the reasons described above, net loss for the year ended December 31, 1997 was $10.6 million or $.37 per share compared to net income of $1.1 million or $.03 per share for the year ended December 31, 1996.

     Broadcast Cash Flow increased $54.2 million to $243.4 million for the year ended December 31, 1997 from $189.2 million for the year ended December 31, 1996, or 28.6%. The increase in Broadcast Cash Flow was comprised of $45.0 million relating to the Acquisitions and $9.2 million that resulted from Broadcast Cash Flow growth on a same station basis, which had Broadcast Cash Flow growth of 8.2%. The Company's Broadcast Cash Flow Margin decreased to 51.7% for the year ended December 31, 1997 from 54.6% for the year ended December 31, 1996. The decrease in Broadcast Cash Flow Margin for the year ended December 31, 1997 as compared to the year ended December 31, 1996 primarily resulted from the lower margins related to the 1996 Acquisitions. In addition, 1996 Broadcast Cash Flow Margin benefited from a non-recurring $4.7 million timing lag of program contract payments relating to the River City Acquisition and certain other acquisitions. On a same station basis, Broadcast Cash Flow Margin improved from 57.3% for the year ended December 31, 1996 to 58.9% for the year ended December 31, 1997.

     Adjusted EBITDA represents broadcast cash flow less corporate expenses. Adjusted EBITDA increased to $229.0 million for the year ended December 31, 1997 from $180.3 million for the year ended December 31, 1996, or 27.0%. These increases in Adjusted EBITDA for the year ended December 31, 1997 as compared to the year ended December 31, 1996 resulted from the Acquisitions and to a lesser extent, increases in net broadcast revenues on a same station basis. The Company's Adjusted EBITDA margin decreased to 48.6% for the year ended December 31, 1997 from 52.0% for the year ended December 31, 1996. This decrease in Adjusted EBITDA margin resulted primarily from the circumstances affecting broadcast cash flow margins as noted above combined with an increase in corporate expenses. Corporate overhead expenses increased to $14.4 million for the year ended December 31, 1997 from $8.9 million for the year ended December 31, 1996, or 61.8%. These increases in corporate expenses primarily resulted from costs associated with managing a larger base of operations. During 1996, the Company increased the size of its corporate staff as a result of the addition of a radio business segment and a significant increase in the number of television stations owned, operated or programmed. The costs associated with this increase in staff were only incurred during a partial period of the year ended December 31, 1996.

     After Tax Cash Flow increased to $104.9 million for the year ended December 31, 1997 from $77.5 million for the year ended December 31, 1996, or 35.4%. The increase in After Tax Cash Flow for the year ended December 31, 1997 as compared to the year ended December 31, 1996 primarily resulted from the Acquisitions, an increase in revenue on a same station basis, a Federal income tax receivable of $10.6 million resulting from 1997 NOL carry-backs, offset by interest expense on the debt incurred to consummate the Acquisitions and subsidiary trust minority interest expense related to the private placement of the HYTOPS issued during March 1997.

YEARS ENDED DECEMBER 31, 1995 AND 1996

     Total revenue increased to $378.5 million, or 83.6%, for the year ended December 31, 1996 from $206.1 million for the year ended December 31, 1995. Excluding the effects of non-cash barter transactions, net broadcast revenue for the year ended December 31, 1996 increased by 84.4% over the year ended December 31, 1995. The increase in broadcast revenue was primarily the result of acquisitions and LMA transactions consummated by the Company in 1995 (the "1995 Acquisitions") and 1996. For stations owned, operated or programmed throughout 1995 and 1996, television broadcast revenue grew 2.1% for the year ended
December 31, 1996 when compared to the year ended December 31, 1995. For stations owned, operated or programmed throughout 1994 and 1995, television broadcast revenue grew 12.8% for the year ended December 31, 1995 when compared to the year ended December 31, 1994. The decrease in 1996 revenue growth as compared to 1995 revenue growth primarily resulted from the loss in 1996 of the Fox affiliation at WTTO in the Birmingham market, the loss of the NBC affiliation at WRDC in the Raleigh/Durham market and decreases in ratings at WCGV and WNUV in the Milwaukee and Baltimore markets, respectively.

     Operating expenses excluding depreciation, amortization of intangible assets and amortization of deferred compensation and excess syndicated programming costs increased to $167.8 million, or 108.7%, for the year ended December 31, 1996 from $80.4 million for the year ended December 31, 1995. The increase in expenses for the year ended December 31, 1996 as compared to the year ended December 31, 1995 was largely attributable to operating costs associated with the 1995 and 1996 Acquisitions, an increase in LMA fees resulting from LMA transactions and an increase in corporate overhead expenses.

     Broadcast operating income increased to $88.9 million for the year ended December 31, 1996, from $45.3 million for the year ended December 31, 1995, or 96.2%. The increase in broadcast operating income for the year ended December 31, 1996 as compared to the year ended December 31, 1995 was primarily attributable to the 1995 and 1996 Acquisitions.

     Interest expense increased to $84.3 million for the year ended December 31, 1996 from $39.3 million for the year ended December 31, 1995, or 114.5%. The increase in interest expense for the year ended December 31, 1996 was primarily related to senior bank indebtedness incurred by the Company to finance the River City Acquisition and other acquisitions.

     Interest and other income decreased to $3.5 million for the year ended December 31, 1996 from $4.2 million for the year ended December 31, 1995, or 16.7%. The decrease for the year ended December 31, 1996 was primarily due to lower cash balances and related interest income resulting from cash payments made in February 1996 when the Company made a $34.4 million payment relating to the WSMH acquisition and April 1996 when the Company made a $60 million down payment relating to the River City Acquisition. The decrease in interest income was offset by an increase in other income resulting from the 1995 and 1996 Acquisitions.

     For the reasons described above, net income for the year ended December 31, 1996 was $1.1 million or $0.03 per share compared to net income of $5.0 million or $0.15 per share for the year ended December 31, 1995 before the extraordinary loss on early extinguishment of debt.

     Broadcast cash flow increased to $189.2 million for the year ended December 31, 1996 from $111.1 million for the year ended December 31, 1995, or 70.3%. The increase in broadcast cash flow for the year ended December 31, 1996 as compared to the year ended December 31, 1995 primarily resulted from the 1995 and 1996 Acquisitions. For stations owned, operated or programmed throughout 1995 and 1996, broadcast cash flow grew 1.3% for the year ended December 31, 1996 when compared to the year ended December 31, 1995. For stations owned, operated or programmed throughout 1994 and 1995, broadcast cash flow grew 23.7% for the year ended December 31, 1995 when compared to the year ended December 31, 1994. The decrease in 1996 broadcast cash flow growth as compared to 1995 broadcast cash flow growth primarily resulted from the loss in 1996 of the Fox affiliation at WTTO in the Birmingham market, the loss of the NBC affiliation at WRDC in the Raleigh/Durham market and decreases in ratings at WCGV and WNUV in the Milwaukee and Baltimore markets, respectively. The Company's broadcast cash flow margin decreased to 54.6% for the year ended December 31, 1996 from 59.1% for the year ended December 31, 1995. Excluding the effect of radio station broadcast cash flow, television station broadcast cash flow margin decreased to 56.7% for the year ended December 31, 1996 as compared to 59.1% for the year ended December 31, 1995. The decrease in broadcast cash flow margins for the year ended December 31, 1996 as compared to the year ended December 31, 1995 primarily resulted from the lower margins of the acquired radio broadcasting assets and lower margins of certain of the acquired television stations. For stations owned, operated or programmed throughout 1996 and 1995, broadcast cash flow margins were unchanged when comparing the years ended December 31, 1996 and 1995. The Company believes that margins of certain of the acquired stations will improve as operating and programming synergies are implemented.

     Adjusted EBITDA increased to $180.3 million for the year ended December 31, 1996 from $105.8 million for the year ended December 31, 1995, or 70.4%. The increase in Adjusted EBITDA for the year ended December 31, 1996 as compared to the year ended December 31, 1995 resulted from the 1995 and 1996 Acquisitions. The Company's Adjusted EBITDA margin decreased to 52.0% for the year ended December 31, 1996 from 56.3% for the year ended December 31, 1995. The decrease in Adjusted EBITDA margins for the year ended December 31, 1996 as compared to the year ended December 31, 1995 primarily resulted from higher operating costs at certain of the acquired stations.

     After-tax cash flow increased to $77.5 million for the year ended December 31, 1996 from $54.6 million for the year ended December 31, 1995, or 41.9%. The increase in after-tax cash flow for the year ended December 31, 1996 as compared to the year ended December 31, 1995 primarily resulted from the 1995 and 1996 Acquisitions offset by interest expense on the debt incurred to consummate these acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1997, the Company had $139.3 million in cash balances and net working capital of approximately $176.0 million. The Company's primary sources of liquidity are cash provided by operations and availability under the 1997 Bank Credit Agreement. As of March 10, 1998, the Company's cash balances decreased to approximately $10.1 million as a result of closing on certain of the Heritage television stations. Also as of March 10, 1998, approximately $239.8 million was available for borrowing under the 1997 Bank Credit Agreement. An additional $89.6 million is available to the Company under its Revolving Credit Commitment to the extent future acquisitions provide incremental EBITDA. In addition, the 1997 Bank Credit Agreement provides for a Tranche C term loan in the amount of up to $400 million which can be utilized upon approval by the agent bank and upon raising sufficient commitments to fund the additional loans.

     Net cash flows from operating activities increased to $96.6 million for the year ended December 31, 1997 from $69.3 million for the year ended December 31, 1996. The Company made income tax payments of $6.5 million for the year ended December 31, 1997 as compared to $6.8 million for the year ended December 31, 1996. The Company made interest payments on outstanding indebtedness of $98.5 million during the year ended December 31, 1997 as compared to $82.8 million for the year ended December 31, 1996. Additional interest payments for the year ended December 31, 1997 as compared to the year ended December 31, 1996 primarily related to additional interest costs on indebtedness incurred to finance the 1996 Acquisitions. The Company made subsidiary trust minority interest expense payments of $17.6 million for the year ended December 31, 1997 related to the issuance of HYTOPS completed in March 1997. Program rights payments increased to $51.1 million for the year ended December 31, 1997 from $30.5 million for the year ended December 31, 1996, primarily as a result of the 1996 Acquisitions.

     Net cash flows used in investing activities decreased to $219.0 million for the year ended December 31, 1997 from $1.0 billion for the year ended December 31, 1996. During the year ended December 31, 1997, the Company made cash payments of $87.5 million to acquire the license and non-license assets of

KUPN-TV in Las Vegas, Nevada, utilizing indebtedness under the 1997 Bank Credit Agreement and existing cash balances. During the year ended December 31, 1997, the Company incurred option extension payments and other costs of $16.0 million relating to WSYX-TV in Columbus, Ohio. The Company made purchase option exercise payments of $11.1 million during the year ended December 31, 1997 exercising options to acquire certain FCC licenses related to the River City Acquisition. The Company made payments for property and equipment of $19.4 million for the year ended December 31, 1997. During the year ended December 31, 1997, the Company made deposits and incurred other costs relating to the Heritage Acquisition, the Max Media Acquisition and other acquisitions of $66.1 million, $12.8 million and $3.4 million, respectively. The Company anticipates that future requirements for capital expenditures will include capital expenditures incurred during the ordinary course of business (which will include costs associated with the implementation of digital television technology) and the cost of additional acquisitions of television and radio stations if suitable acquisitions can be identified on acceptable terms.

     Net cash flows provided by financing activities decreased to $259.4 million for the year ended December 31, 1997 from $832.8 million for the year ended December 31, 1996. In March 1997, the Company completed issuance of the HYTOPS. The Company utilized $135 million of the approximately $192.8 million net proceeds of the issuance of the HYTOPS to repay outstanding debt and retained the remainder for general corporate purposes, which included the acquisition of KUPN-TV in Las Vegas, Nevada. The Company made payments totaling $4.6 million to repurchase 186,000 shares of Class A Common Stock during the year ended December 31, 1997. In May 1997, the Company made payments of $4.7 million related to the amendment of its 1996 Bank Credit Agreement. In the fourth quarter of 1996, the Company negotiated the prepayment of syndicated program contract liabilities for excess syndicated programming assets. In the first quarter of 1997, the Company made final cash payments of $1.4 million related to these negotiations. In July 1997, the Company issued $200.0 million aggregate principal amount of 9% Senior Subordinated Notes due 2007 and utilized $162.5 million of the approximately $195.6 million net proceeds to repay outstanding indebtedness, retaining the remainder to pay a portion of the $63 million cash down payment relating to the Heritage Acquisition. In December 1997, the Company completed an issuance of $250 million aggregate principal amount of 8 3/4% Senior Subordinated Notes due 2007. The Company received net proceeds from the issuance of $244.0 million of which $106.2 million was used to repurchase $98.1 million aggregate principal amount of the 10% Senior Subordinated Notes due 2003. The Company retained the remainder of the net proceeds for general corporate purposes which included closing the acquisition of the Heritage television stations serving the Mobile/Pensacola and Charleston/Huntington markets in January 1998.

     The Company received net proceeds from the 1997 Preferred Stock Issuance and the 1997 Common Stock Issuance of approximately $166.9 million and $151.0 million, respectively. The Company used the majority of these funds to repay existing borrowings under the 1997 Bank Credit Agreement. Contemporaneously with the 1997 Preferred Stock Issuance and the 1997 Common Stock Issuance, the Company and the lenders under the 1997 Bank Credit Agreement entered into an amendment to the 1997 Bank Credit Agreement, the effect of which was to recharacterize $275 million of indebtedness from the Tranche A term loan under the 1997 Bank Credit Agreement to amounts owing under the revolving credit facility under the 1997 Bank Credit Agreement. The Company used $285.7 million of the net proceeds from the 1997 Common Stock Issuance and the 1997 Preferred Stock Issuance to repay outstanding borrowings under the revolving credit facility, $8.9 million to repay outstanding amounts under the Tranche A term loan and the remaining net proceeds of approximately $23.3 million for general corporate purposes.

     The Company has entered into agreements to acquire additional television stations and radio stations in the Heritage Acquisition, the Lakeland Acquisition, the Max Media Acquisition and the Sullivan Acquisition. The Company also has an option to acquire the assets of WSYX-TV, Columbus, Ohio. The aggregate cash consideration needed to complete the purchase of the remaining stations under the Heritage Acquisition and to complete the Lakeland Acquisition, the Max Media Acquisition and the Sullivan Acquisition and to exercise the WSYX-TV option is expected to be approximately $1.6 billion (net of anticipated proceeds from sales of stations involved in these acquisitions).

     The Company anticipates that funds from operations, existing cash balances and availability of the revolving credit facility under the 1997 Bank Credit Agreement will be sufficient to meet its working capital, capital expenditure commitments (other than commitments for pending acquisitions described above) and debt service requirements for the foreseeable future. The Company intends to finance pending acquisitions through a combination of available cash, the net proceeds of the Offering, and available borrowings under the 1997 Bank Credit Agreement. The current terms of the 1997 Bank Credit Agreement do not allow the Company to borrow an amount sufficient to finance all of the pending acquisitions. The Company intends to begin discussions with its banks to refinance the Bank Credit Agreement promptly upon the completion of the Offering. The Company believes that such a refinancing can be accomplished on terms reasonably satisfactory to the Company, but there can be no assurance that the Company will be able to obtain such an amendment on satisfactory terms. The 1997 Bank Credit Agreement and the indentures relating to the Company's 8 3/4% Senior Subordinated Notes due 2007, 9% Senior Subordinated Notes due 2007 and 10% Senior Subordinated Notes due 2005 restrict the incurrence of additional indebtedness and the use of proceeds of an equity issuance, but these restrictions are not expected to restrict the incurrence of indebtedness or use of proceeds of an equity issuance to finance the pending acquisitions.

INCOME TAXES

     Income tax provision increased to $16.0 million for the year ended December 31, 1997 from a provision of $6.9 million for the year ended December 31, 1996. The Company's effective tax rate increased to 139.1% for the year ended December 31, 1997 from 86.0% for the year ended December 31, 1996. The increase in the Company's effective tax rate for the year ended December 31, 1997 as compared to the year ended December 31, 1996 primarily resulted from non-deductible goodwill amortization resulting from certain 1995 and 1996 stock acquisitions, a tax liability related to the dividends paid on the Company's Series C Preferred Stock (see Note 9, sub-note (a) to the Company's Consolidated Financial Statements), and state franchise taxes which are not based upon pre-tax income. Management believes that pre-tax income and "earnings and profits" will increase in future years which result in a lower effective tax rate and utilization of certain tax deductions related to dividends paid on the Company's Series C Preferred Stock.

     As of December 31, 1997, the Company has a net deferred tax liability of $21.5 million as compared to a net deferred tax asset of $782,000 as of December 31, 1996. This change in deferred taxes primarily relates to deferred tax liabilities associated with book and tax differences relating to the depreciation and amortization of fixed assets and intangible assets, a deferred tax liability generated as a result of a reduction in basis of Series C
Preferred Stock (see Note 9, sub-note (a) to the Company's Consolidated Financial Statements), offset by deferred tax assets resulting from Federal and state net operating tax losses (NOL's) incurred during 1997. During the year ended December 31, 1997, the Company carried back certain Federal NOL's to be applied against prior years Federal taxes paid. These Federal NOL carry-backs resulted in an income tax receivable of $10.6 million as of December 31, 1997.

     The Company's income tax provision increased to $6.9 million for the year ended December 31, 1996 from $5.2 million for the year ended December 31, 1995. The Company's effective tax rate increased to 86% for the year ended December 31, 1996 from 51% for the year ended December 31, 1995. The increase for the year ended December 31, 1996 as compared to the year ended December 31, 1995 primarily related to certain financial reporting and income tax differences attributable to certain 1995 and 1996 Acquisitions (primarily non-deductible goodwill resulting from stock acquisition), and state franchise taxes which are independent of pre-tax income.

     The net deferred tax asset decreased to $782,000 as of December 31, 1996 from $21.0 million at December 31, 1995. The decrease in the Company's net deferred tax asset as of December 31, 1996 as compared to December 31, 1995 is primarily due to the Company recording deferred tax liabilities of $18.1 million relating to the acquisition of all of the outstanding stock of Superior in May 1996, adjustments related to certain 1995 acquisitions, and resulting differences between the book and tax basis of the underlying assets.

SEASONALITY

     The Company's results usually are subject to seasonal fluctuations, which result in fourth quarter broadcast operating income typically being greater than first, second and third quarter broadcast operating income. This seasonality is primarily attributable to increased expenditures by advertisers in anticipation of holiday season consumer spending and an increase in viewership during this period.

YEAR 2000

     Certain computer programs have been written using two digits rather than four to define the applicable year, which could result in the computer recognizing a date using "00" as the year 1900 rather than the year 2000. This, in turn, could result in major system failures and in miscalculations, and is generally referred to as the "Year 2000" problem. The Company and all of its subsidiaries have implemented computer systems which run substantially all of the Company's principal data processing and financial reporting software applications. The applications software used in these systems are Year 2000 compliant. Presently, the Company does not believe that Year 2000 compliance will result in any material investments, nor does the Company anticipate that the Year 2000 problem will have material adverse effects an the business operations or financial performance of the Company. In addition, the Company is not aware of any Year 2000 problems of its customers, suppliers or network affiliates that will have a material adverse effect on the business, operations or financial performance of the Company. There can be no assurance, however, that the Year 2000 problem will not adversely affect the Company and its business.

ITEM 7A. QUANTITIVE AND QUALITATIVE DISCUSSION ABOUT MARKET PRICE

     Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statement and supplementary data of the Company required by this item are filed as exhibits hereto, are listed under Item 14(a)(1) and (2), and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE

     None

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is certain information relating to the Company's executive officers, directors, certain key employees and persons expected to become executive officers, directors or key employees.

              NAME                 AGE                          TITLE
-------------------------------   -----   -------------------------------------------------
David D. Smith ................    47     President, Chief Executive Officer, Director and
                                          Chairman of the Board
Frederick G. Smith ............    48     Vice President and Director
J. Duncan Smith ...............    43     Vice President, Secretary and Director
Robert E. Smith ...............    34     Vice President, Treasurer and Director
David B. Amy ..................    45     Chief Financial Officer
Barry Drake ...................    46     Chief Operating Officer, SCI Radio
Robert Gluck ..................    39     Regional Director, SCI
Michael Granados ..............    43     Regional Director, SCI
Steven M. Marks ...............    41     Regional Director, SCI
Stuart Powell .................    56     Regional Director, SCI
John T. Quigley ...............    54     Regional Director, SCI
Frank Quitoni .................    53     Regional Director, SCI
Frank W. Bell .................    42     Vice President, Programming, SCI Radio
M. William Butler .............    45     Vice President/Group Program Director, SCI
Lynn A. Deppen ................    40     Vice President, Engineering, SCI Radio
Michael Draman ................    48     Vice President/TV Sales and Marketing, SCI
Stephen A. Eisenberg ..........    55     Vice President/Director of National Sales, SCI
Nat Ostroff ...................    57     Vice President/New Technology
Delbert R. Parks, III .........    45     Vice President/Operations and Engineering, SCI
Robert E. Quicksilver .........    43     Vice President/General Counsel, SCI
Thomas E. Severson ............    34     Corporate Controller
Michael E. Sileck .............    37     Vice President/Finance, SCI
Robin A. Smith ................    41     Chief Financial Officer, SCI Radio
Patrick J. Talamantes .........    33     Director of Corporate Finance, Treasurer of SCI
Lawrence E. McCanna ...........    54     Director
Basil A. Thomas ...............    82     Director

     In addition to the foregoing, the following persons have agreed to serve as executive officers and/or directors of the Company as soon as permissible under the rules of the FCC and applicable laws.

             NAME                 AGE                         TITLE
------------------------------   -----   -----------------------------------------------
Barry Baker ..................    45     Executive Vice President of the Company, Chief
                                         Executive Officer of SCI and Director
Kerby Confer .................    56     Chief Executive Officer, SCI Radio
Roy F. Coppedge, III .........    49     Director

     In connection with the River City Acquisition, the Company agreed to increase the size of the Board of Directors from seven members to nine to accommodate the prospective appointment of each of Barry Baker and Roy F. Coppedge, III or such other designee as Boston Ventures Limited Partnership IV and Boston Ventures Limited Partnership IVA (collectively "Boston Ventures") may select. Mr. Baker and Mr. Confer currently serve as consultants to the Company. The Company's obligation to appoint Mr. Coppedge or another designee of Boston Ventures will end its Boston Ventures sells shares as expected in a pending offering.

     Members of the Board of Directors are elected for one-year terms and until their successors are duly elected and qualified. Executive officers are appointed by the Board of Directors annually to serve for one-year terms and until their successors are duly appointed and qualified.

     David D. Smith has served as President, Chief Executive Officer and Chairman of the Board since September 1990. Prior to that, he served as General Manager of WPTT, Pittsburgh, Pennsylvania, from 1984, and assumed the financial and engineering responsibility for the Company, including the construction of WTTE, Columbus, Ohio, in 1984. In 1980, Mr. Smith founded Comark Television, Inc., which applied for and was granted the permit for WPXT-TV in Portland, Maine and which purchased WDSI-TV in Chattanooga, Tennessee. WPXT-TV was sold one year after construction and WDSI-TV was sold two years after its acquisition. From 1978 to 1986, Mr. Smith co-founded and served as an officer and director of Comark Communications, Inc., a company engaged in the manufacture of high power transmitters for UHF television stations. His television career began with WBFF in Baltimore, where he helped in the construction of the station and was in charge of technical maintenance until 1978. David D. Smith, Frederick G. Smith, J. Duncan Smith and Robert E. Smith are brothers.

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

     Robert E. Smith has served as Vice President, Treasurer and a Director of the Company since 1988. Prior to that, he served as Program Director at WBFF from 1986 to 1988. Prior to that, he assisted in the construction of WTTE and also worked for Comark Communications, Inc. installing UHF transmitters.

     David B. Amy has served as Chief Financial Officer ("CFO") since October of 1994. In addition, he serves as Secretary of Sinclair Communications, Inc., the Company subsidiary which owns and operates the broadcasting operations. Prior to his appointment as CFO, Mr. Amy served as the Corporate Controller of the Company beginning in 1986 and has been the Company's Chief Accounting Officer since that time. Mr. Amy has over thirteen years of broadcast experience, having joined the Company as a business manager for WPTT in Pittsburgh. Mr. Amy received an MBA degree from the University of Pittsburgh in 1981.

     Barry Drake has served as Chief Operating Officer of SCI Radio since completion of the River City Acquisition. Prior to that time, he was Chief Operating Officer -- Keymarket Radio Division of River City since July 1995. Prior to that time, he was President and Chief Operating Officer of Keymarket since 1988. From 1985 through 1988, Mr. Drake performed the duties of the President of each of the Keymarket broadcasting entities, with responsibility for three stations located in Houston, St. Louis and Detroit.

     Robert Gluck has served as Regional Director of the Company since August 1997. As Regional Director, Mr. Gluck is responsible for the Milwaukee and Raleigh/Durham markets. Prior to joining the Company, Mr. Gluck served as
General Manager at WTIC-TV in the Hartford-New Haven market. Prior to joining WTIC-TV in 1988, Mr. Gluck served as National Sales Manager and Local Sales Manager of WLVI-TV in Boston. Before joining WLVI-TV, Mr. Gluck served in various sales and management capacities with New York national sales representative firms.

     Michael Granados has served as a Regional Director of the Company since July 1996. As a Regional Director, Mr. Granados is responsible for the San Antonio, Des Moines, Peoria and Las Vegas markets. Prior to July 1996, Mr. Granados has served in various positions with the Company and, before the River City Acquisition, with River City. He served as the General Sales Manager of KABB from 1989 to 1993, the Station Manager and Director of Sales of WTTV from 1993 to 1994 and the General Manager of WTTV prior to his appointment as Regional Director in 1996.

     Steven M. Marks has served as Regional Director for the Company since October 1994. As Regional Director, Mr. Marks is responsible for the Baltimore, Norfolk, Flint and Birmingham markets. Prior to his appointment as Regional Director, Mr. Marks served as General Manager for WBFF since July 1991. From 1986 until joining WBFF in 1991, Mr. Marks served as General Sales Manager at WTTE. Prior to that time, he was national sales manager for WFLX-TV in West Palm Beach, Florida.

     Stuart Powell has served as a Regional Director since December 15, 1997. As a Regional Director, Mr. Powell is responsible for the Pittsburgh, Kansas City and Lexington markets. Prior to joining the Company, Mr. Powell served as Vice President and General Manager at WXIX-TV in the Cincinnati market. Prior to joining WXIX-TV in 1992, Mr. Powell served as General Manager of WFLD in Chicago. Before joining WFLD, Mr. Powell served in various sales and management capacities with Scripps Howard in Phoenix and Kansas City.

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

     Frank Quitoni has served as a Regional Director since completion of the River City Acquisition. As Regional Director, Mr. Quitoni is responsible for the St. Louis, Sacramento, Indianapolis and Asheville/ Greenville/Spartanburg markets. Prior to joining the Company, he was Vice President of Operations for River City since 1995. Mr. Quitoni had served as the Director of Operations and Engineering for River City since 1994. Prior thereto Mr. Quitoni served as a consultant to CBS beginning in 1989. Mr. Quitoni was the Director of Olympic Operations for CBS Sports for the 1992 Winter Olympic Games and consulted with CBS for the 1994 Winter Olympic Games. Mr. Quitoni was awarded the Technical Achievement Emmy for the 1992 and 1994 CBS Olympic broadcasts.

     Frank W. Bell has served as Vice President/Radio Programming of SCI Radio since the Company's acquisition of the assets of River City in 1996. Prior to that time, he served in the same capacity in the Keymarket Radio Division of River City Broadcasting since 1995, and for Keymarket Communications since 1987. From 1981 through 1987, Mr. Bell owned and operated several radio stations in Pennsylvania and Kansas. Before that, he served two years as a Regional Manager for the National Association of Broadcasters.

     M. William Butler has served as Vice President/Group Program Director, SCI since 1997. From 1995 to 1997, Mr. Butler served as Director of Programming at KCAL, the Walt Disney Company station in Los Angeles, California. From 1991 to 1995, he was Director of Marketing and Programming at WTXF in Philadelphia, Pennsylvania and prior to that he held the same position at WLVI in Boston, Massachusetts. Mr. Butler attended the Graduate Business School of the University of Cincinnati from 1975 to 1976.

     Lynn A. Deppen has served as Director of Engineering/Radio Division of SCI Radio since the Company's acquisition of the assets of River City in 1996. Prior to that time, he served in the same position for the Keymarket Radio Division of River City Broadcasting since 1995, and for Keymarket Communications since 1985. Mr. Deppen has owned and operated his own technical consulting firm as well as radio stations in Pennsylvania, New York and Ohio.

     Michael Draman has served as Vice President/TV Sales and Marketing, SCI since 1997. From 1995 until joining the Company, Mr. Draman served as Vice President of Revenue Development for New World Television. From 1983 to 1995, he was Director of Sales and Marketing for WSVN in Miami, Florida. Mr. Draman attended The American University and The Harvard Business School and served with the U.S. Marine Corps in Vietnam.

     Stephen A. Eisenberg has served as Director of National Sales, SCI since November 1996. Prior to joining the Company, he worked since 1975 in various capacities at Petry Television, including most recently as Vice President/Director of Sales with total national sales responsibility for KTTV in Los Angeles, California, KCPQ-TV in Seattle, Washington, WTNH-TV in New Haven, Connecticut, WKYC-TV in Cleveland, Ohio, WBIR-TV in Knoxville, Tennessee, WKEF-TV in Dayton, Ohio and WTMJ-TV in Milwaukee, Wisconsin. Mr. Eisenberg received an MS degree in Journalism from Northwestern's Medill School and a BA degree from Brooklyn College.

     Nat Ostroff has served as Vice President for New Technology since joining the Company in January of 1996. From 1984 until joining the Company, he was the President and CEO of Comark Communication Inc., a leading manufacturer of UHF transmission equipment. While at Comark, Mr. Ostroff was nominated and awarded a Prime Time Emmy Award for outstanding engineering achievement for the development of new UHF transmitter technologies in 1993. In 1968, Mr. Ostroff founded Acrodyne

Industries Inc., a manufacturer of TV transmitters and a public company and served as its first President and CEO. Mr. Ostroff holds a BSEE degree from Drexel University and an MEEE degree from New York University. He is a member of several industry organizations, including, AFCCE, IEEE and SBE.

     Delbert R. Parks III has served as Vice President of Operations and Engineering since the completion of the River City Acquisition. Prior to that time, he was Director of Operations and Engineering for WBFF and Sinclair since 1985, and has been with the Company for 25 years. He is responsible for planning, organizing and implementing operational and engineering policies and strategies as they relate to television and computer systems. Currently, he is consolidating facilities for Sinclair's television stations and has just completed a digital facility for Sinclair's news and technical operation in Pittsburgh. Mr. Parks was also a Lieutenant Colonel in the Maryland Army National Guard and commanded the 1st Battalion, 175th Infantry (Light).

     Robert E. Quicksilver has served as Vice President/General Counsel, SCI since completion of the River City Acquisition. Prior to that time he served as General Counsel of River City since September 1994. From 1988 to 1994, Mr. Quicksilver was a partner of the law firm of Rosenblum, Goldenhersh, Silverstein and Zafft, P.C. in St. Louis. Mr. Quicksilver holds a B.A. from Dartmouth College and a J.D. from the University of Michigan.

     Thomas E. Severson has served as Corporate Controller since January 1997. Prior to that time, Mr. Severson served as Assistant Controller of the Company since 1995. Prior to joining the Company, Mr. Severson held positions in the audit departments of KPMG Peat Marwick LLP and Deloitte & Touche LLP from 1991 to 1995. Mr. Severson is a graduate of the University of Baltimore and is a Certified Public Accountant.

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

     Robin A. Smith has served as Chief Financial Officer, SCI Radio since June 1996. From 1993 until joining the Company, Ms. Smith served as Vice President and Chief Financial Officer of the Park Lane Group of Menlo Park, California, which owned and operated small market radio stations. From 1982 to 1993, she served as Vice President and Treasurer of Edens Broadcasting, Inc. in Phoenix, Arizona, which owns and operates radio stations in major markets. Ms. Smith is a graduate of the Arizona State University and is a Certified Public Accountant.

     Patrick J. Talamantes has served as Director of Corporate Finance and Treasurer of SCI since completion of the River City Acquisition. Prior to that time, he served as Treasurer for River City since April 1995. From 1991 to 1995, he was a Vice President with Chemical Bank, where he completed financings for clients in the cable, broadcasting, publishing and entertainment industries. Mr. Talamantes holds a B.A. degree from Stanford University and an M.B.A. from the Wharton School at the University of Pennsylvania.

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

     Barry Baker has been the Chief Executive Officer of River City since 1989, and is the President of the corporate general partner of River City and Better Communications, Inc. ("BCI"). The principal business of both River City and BCI is television and radio broadcasting. In connection with the River City Acquisition, the Company agreed to appoint Mr. Baker Executive Vice President of the Company and to elect him as a Director at such time as he is eligible to hold those positions under applicable FCC regulations. He currently serves as a consultant to the Company.

     Kerby Confer served as a member of the Board of Representatives and Chief Executive Officer -- Keymarket Radio Division of River City since July 1995. Prior thereto, Mr. Confer served as Chairman of the Board and Chief Executive Officer of Keymarket since its founding in December 1981. Prior to engaging in the acquisition of various radio stations in 1975, Mr. Confer held a number of jobs in the broadcast business, including serving as Managing Partner of a radio station in Annapolis, Maryland from 1969 to 1975. From 1966 to 1969, he hosted a pop music television show on WBAL-TV (Baltimore) and WDCA-TV (Washington, D.C.). Prior thereto, Mr. Confer served as program director or producer/director for radio and television stations owned by Susquehanna Broadcasting and Plough Broadcasting Company, Inc. Mr. Confer currently provides services to the Company and is expected to become Chief Executive Officer of SCI Radio at such time as he is eligible to hold this position under applicable FCC regulations.

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

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth certain information regarding the annual and long-term compensation by the Company for services rendered in all capacities during the year ended December 31, 1997 by the Chief Executive Officer and the four other executive officers of the Company as to whom the total annual salary and bonus exceeded $100,000 in 1997:

SUMMARY COMPENSATION TABLE

                                                                                     LONG-TERM
                                                  ANNUAL COMPENSATION               COMPENSATION
                 NAME AND                                                      SECURITIES UNDERLYING      ALL OTHER
            PRINCIPAL POSITION              YEAR       SALARY      BONUS (A)    OPTIONS GRANTED (#)    COMPENSATION (B)
------------------------------------------ ------ --------------- ----------- ----------------------- -----------------

David D. Smith
 President and Chief Executive Officer ... 1997     $ 1,354,490    $ 98,224                --              $ 6,306
                                           1996         767,308     317,913                --                6,748
                                           1995         450,000     343,213                --                4,592
Frederick G. Smith
 Vice President .......................... 1997         273,000          --                --                5,912
                                           1996         260,000     233,054                --                6,704
                                           1995         260,000     258,354                --               20,361
J. Duncan Smith
Secretary ................................ 1997         283,500          --                --               15,569
                                           1996         270,000     243,485                --               18,494
                                           1995         270,000     268,354                --               21,467
Robert E. Smith
 Secretary ............................... 1997         259,615          --                --                5,539
                                           1996         250,000     233,054                --                6,300
                                           1995         250,000     258,354                --                4,592
David B. Amy
 Chief Financial Officer ................. 1997         189,000      50,000                --               10,140
                                           1996          173.582     31,000            25,000                7,766
                                           1995         132,310      20,000             7,500                7,868

----------

(a) The bonuses reported in this column represent amounts awarded and paid during the fiscal years noted but relate to the fiscal year immediately prior to the year noted.

(b) All other compensation consists of income deemed received for personal use of Company-leased automobiles, the Company's 401 (k) contribution, life insurance and long-term disability coverage.

     In addition to the foregoing, Mr. Barry Baker and Mr. Kerby Confer have agreed to serve as executive officers and/or directors of the Company as soon as permissible under the rules of the FCC and applicable laws and have received consulting fees during the year ended December 31, 1997 of $1,179,856 and $328,568 respectively.

STOCK OPTIONS

     No grants of stock options were made during 1997 to the Named Executive Officers. The following table shows the number of stock options exercised during 1997 and the 1997 year-end value of the stock options held by the Named Executive Officers:


                                                                   NUMBER OF
                                                             SECURITIES UNDERLYING         VALUE OF UNEXERCISED
                                                              UNEXERCISED OPTIONS         "IN-THE-MONEY" OPTIONS
                                                             AT DECEMBER 31, 1997        AT DECEMBER 31, 1997(A)
                              SHARES ACQUIRED    VALUE   ----------------------------- ----------------------------
            NAME                ON EXERCISE     REALIZED  EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
---------------------------- ----------------- --------- ------------- --------------- ------------- --------------
David D. Smith .............        --            $--           --              --          $--          $    --
Frederick G. Smith .........        --             --           --              --           --               --
J. Duncan Smith ............        --             --           --              --           --               --
Robert E. Smith ............        --             --           --              --           --               --
David B. Amy ...............        --             --        11,500         21,000       226,363          212,613

----------
(a) An "In-the-Money" option is an option for which the option price of the underlying stock is less than the market price at December 31, 1997, and all of the value shown reflects stock price appreciation since the granting of the option.

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

     In connection with the River City Acquisition, the Company entered into an employment agreement (the "Baker Employment Agreement") with Barry Baker pursuant to which Mr. Baker will become President and Chief Executive Officer of SCI and Executive Vice President of the Company at such time as Mr. Baker is able to hold those positions consistent with applicable FCC regulations. Until such time as Mr. Baker is able to become an officer of the Company, he serves as a consultant to the Company pursuant to a consulting agreement and receives compensation that he would be entitled to as an officer under the Baker Employment Agreement. While Mr. Baker acts as consultant to the Company he will not direct employees of Sinclair in the operation of its television stations and will not perform services relating to any shareholder, bank financing or regulatory compliance matters with respect to the Company. In addition, Mr. Baker will remain the Chief Executive Officer of River City and will devote a substantial amount of his business time and energies to those services. Mr. Baker receives a base salary of approximately $1,135,200 per year, subject to annual increases of 7 1/2% on January 1 each year. Mr. Baker is also entitled to receive a bonus equal to 2% of the amount by which the Broadcast Cash Flow (as defined in the Baker Employment Agreement) of SCI for a year exceeds the Broadcast Cash Flow for the immediately preceding year. Mr. Baker has received options to acquire 1,382,435 shares of the Class A Common Stock (or 3.33% of the common equity of Sinclair determined on a fully diluted basis as of the date of the River City Acquisition). The option became exercisable with respect to 50% of the shares upon closing of the River City Acquisition, and became exercisable with respect to an additional 25% of the shares on the first anniversary of the closing of the River City Acquisition, and will become exercisable with respect to the remaining 25% on the second anniversary of the closing of the River City Acquisition. The exercise price of the option is approximately $30.11 per share. The term of the Baker Employment Agreement extends until May 31, 2001, and is automatically extended to the third anniversary of any Change of Control (as defined in the Baker Employment Agreement). If the Baker Employment Agreement is terminated as a result of a Series B Trigger Event (as defined below), then Mr. Baker shall be entitled to a termination payment equal to the amount that would have been paid in base salary for the remainder of the term of the agreement plus bonuses that would be paid for such period based on the average bonus paid to Mr. Baker for the previous three years, and all options shall vest immediately upon such termination. In addition, upon such a termination, Mr. Baker shall have the option to purchase from the Company for the fair market value thereof either (i) all broadcast operations of Sinclair in the St. Louis, Missouri DMA or (at the option of Mr. Baker) the Asheville, North Carolina/ Greenville/Spartanburg, South Carolina DMA or (ii) all of the Company's radio broadcast operations. Mr. Baker shall also have the right following such a termination to receive quarterly payments (which may be paid either in cash or, at the Company's option, in additional shares of Class A Common Stock) equal to

5.00% of the fair market value (on the date of each payment) of all stock options and common stock issued pursuant to the exercise of such stock options or pursuant to payments of this obligation in shares of Class A Common Stock and held by him at the time of such payment (except that the first such payment shall be 3.75% of such value). The fair market value of unexercised options for such purpose shall be equal to the market price of underlying shares less the exercise price of the options. Following termination of Mr. Baker's employment agreement, the Company shall have the option to purchase the options and shares from Mr. Baker at their market value. A "Series B Trigger Event" means the termination of Barry Baker's employment with the Company prior to the expiration of the initial five-year term of the Baker Employment Agreement (i) by the Company for any reason other than "for cause" (as defined in the Baker Employment Agreement) or (ii) by Barry Baker under certain circumstances, including (a) on 60 days' prior written notice given at any time within 180 days following a Change of Control; (b) if Mr. Baker is not elected (and continued) as a director of Sinclair or SCI, as President and Chief Executive Officer of SCI or as Executive Vice President of Sinclair, or Mr. Baker shall be removed from any such board or office; (c) upon a material breach by Sinclair or SCI of the Baker Employment Agreement which is not cured; (d) if there shall be a material diminution in Mr. Baker's authority or responsibility, or certain of his economic benefits are materially reduced, or Mr. Baker shall be required to work outside Baltimore; or (e) the effective date of his employment as contemplated by clause (b) shall not have occurred by August 31, 1997. Mr. Baker cannot be appointed to such positions with the Company or SCI until the Company or SCI takes certain actions with respect to WTTV and WTTK in Indianapolis and WTTE or WSYX in Columbus. The Company has not taken these actions as of the date of this Form 10-K and, accordingly, Mr. Baker is able to terminate the Baker Employment Agreement at any time.

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

     The members of the Compensation Committee are Messrs. Thomas and McCanna. Mr. Thomas is of counsel to the law firm of Thomas & Libowitz, and is the father of Steven A. Thomas, a senior attorney and founder of Thomas & Libowitz, P.A. During 1997, the Company paid Thomas & Libowitz, P.A., approximately $919,058 in fees and expenses for legal services.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

        MANAGEMENT

     The following table sets forth as of the date hereof the number and percentage of outstanding shares of the Company's Common Stock beneficially owned by (i) all persons known by the Company to beneficially own more than 5% of the Company's Common Stock, (ii) each director and each Named Executive Officer who is a stockholder, and (iii) all director and executive officers as a group. Unless noted otherwise, the business address of each of the following is 2000 West 41st Street, Baltimore, MD 21211:

                                            SHARES OF CLASS B     SHARES OF SERIES B    SHARES OF CLASS A
                                               COMMON STOCK         PREFERRED STOCK        COMMON STOCK       PRERCENT OF
                                            BENEFICIALLY OWNED    BENEFICIALLY OWNED    BENEFICIALLY OWNED       TOTAL
                                          ---------------------- -------------------- ----------------------    VOTING
                   NAME                      NUMBER     PERCENT    NUMBER    PERCENT     NUMBER     PERCENT    POWER (A)
----------------------------------------- ------------ --------- ---------- --------- ------------ --------- ------------
David D. Smith(b) .......................   6,924,999     27.5%                         6,935,057     32.5%       25.7%
Frederick G. Smith (b)(c) ...............   5,922,795     23.5%                         5,926,853     29.2%       22.0%
J. Duncan Smith (b)(d) ..................   6,569,994     26.2%                         6,570,020     31.4%       24.4%
Robert E. Smith (b)(e) ..................   5,748,644     22.8%                         5,748,702     28.6%       21.3%
David B. Amy (f) ........................                                                 102,258        *           *
Basil A. Thomas .........................                                                   2,000        *           *
Lawrence E. McCanna .....................                                                     300        *           *
Barry Baker (g)(h) ......................                          72,016       6.9%    1,644,311     10.3%          *
Putnam Investments, Inc. ................                                               4,393,534     23.4%          *
 One Post Office Square
 Boston, Massachusetts 02109
T. Rowe Price Associates, Inc. (i) ......                                                 933,500      6.1%          *
 100 East Pratt Street
 Baltimore, Maryland 21202
Lynn & Mayer Inc. .......................                                                 819,000      5.4%          *
 520 Madison Avenue
 New York, New York 10022
The Equitable Companies Incorporated.....                                                 807,047      5.3%          *
 787 Seventh Avenue
 New York, New York 10019 ...............
Better Communications, Inc. (h) .........                         134,858      12.1%      490,393      3.3%          *
 1215 Cole Street
 St. Louis, Missouri 63106
BancBoston Investments (h) ..............                         150,335      13.3%      546,673      3.7%
 150 Royal Street
 Canton, Massachusetts 02021
Pyramid Ventures, Inc. ..................                         152,995      13.5%      556,345      3.7%          *
 1215 Cole Street
 St. Louis, Missouri 63106
Boston Ventures Limited
 Partnership IV (h) .....................                         253,800      20.6%      922,909      6.0%          *
 21 Custom House Street
 10th Floor
 Boston, Massachusetts 02110
Boston Ventures Limited
 Partnership IVA (h) ....................                         142,745      12.8%      519,073      3.5%          *
 21 Custom House Street
 10th Floor
 Boston, Massachusetts 02110
All directors and executive
 officers as a group (7 persons) ........  25,166,432    100,0%        --        --    25,285,785     63.7%       93.4%

----------
*Less than 1%

(a) Holders of Class A Common Stock are entitled to one vote per share and holders of Class B Common Stock are entitled to ten votes per share except for votes relating to "going private" and certain other transactions. The Class A Common Stock, the Class B Common Stock and the Series B Preferred Stock vote altogether as a single class except as otherwise may be required by Maryland law on all matters presented for a vote, with each share of Series B Preferred Stock entitled to 3.64 votes on all such matters. Holders of Class B Common Stock may at any time convert their shares into the same number of shares of Class A Common Stock and holders of Series B Preferred Stock may at any time convert each share of Series B Preferred Stock into 3.64 shares of Class A Common Stock.

(b) Shares of Class A Common Stock beneficially owned includes shares of Class B Common Stock beneficially owned, each of which is convertible into one share of Class A Common Stock.

(c)  Includes 430,145 shares held in irrevocable trusts established by Frederick
     G. Smith for the benefit of his children and as to which Mr. Smith has the power to acquire by substitution of trust property. Absent such substitution, Mr. Smith would have no power to vote or dispose of the shares.

(d) Includes 456,695 shares held in irrevocable trusts established by J. Duncan Smith for the benefit of his children and as to which Mr. Smith has the power to acquire by substitution of trust property. Absent such substitution, Mr. Smith would have no power to vote or dispose of the shares.

(e) Includes 782,855 shares held in irrevocable trusts established by Robert E. Smith for the benefit of his children and as to which Mr. Smith has the power to acquire by substitution of trust property. Absent such substitution, Mr. Smith would have no power to vote or dispose of the shares.

(f) Includes 100,000 shares of Class A Common Stock that may be acquired upon exercise of options granted in 1995, 1996 and 1998 pursuant to the Incentive Stock Option Plan and Long Term Incentive Plan.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Since December 31, 1996, the Company has engaged in the following transactions with persons who are, or are members of the immediate family of, directors, persons expected to become a director, officers or beneficial owners of 5% or more of the issued and outstanding Common Stock, or with entities in which such persons or certain of their relatives have interests.

WPTT NOTE

     In connection with the sale of WPTT in Pittsburgh by the Company to WPTT, Inc., WPTT, Inc., issued to the Company a 15-year senior secured term note of $6.0 million (the "WPTT Note"). The Company subsequently sold the WPTT Note to the late Julian S. Smith and Carolyn C. Smith, the parents of the Controlling Stockholders and both former stockholders of the Company, in exchange for the payment of $50,000 and the issuance of a $6.6 million note, which bears interest at 7.21% per annum and requires payments of interest only through September 2001. Monthly principal payments of $109,317 plus interest are payable with respect to this note commencing in November 2001 and ending in September 2006, at which time the remaining principal balance plus accrued interest, if any, is due. During the year ended December 31, 1997, the Company received $439,000 in interest payments on this note. At December 31, 1997, the balance on this note was $6.6 million.

WIIB NOTE

     In September 1990, the Company sold all the stock of Channel 63, Inc., the owner of WIIB in Bloomington, Indiana, to the Controlling Stockholders for $1.5 million. The purchase price was delivered in the form of a note issued to the Company which was refinanced in June 1992 (the "WIIB Note"). The WIIB Note bears interest at 6.88% per annum, is payable in monthly principal and interest payments of $16,000 until September 30, 2000, at which time a final payment of approximately $431,000 is due. Principal and interest paid in 1997 on the WIIB Note was $211,000. As of December 31, 1997, $842,000 in principal amount of the WIIB Note remained outstanding.

BAY CREDIT FACILITY

     In connection with the capitalization of Bay Television, Inc., the Company agreed on May 17, 1990 to loan the Controlling Stockholders up to $3.0 million (the "Bay Credit Facility"). Each of the loans to the Controlling Stockholders pursuant to the Bay Credit Facility is evidenced by an amended and restated secured note totaling $2.6 million due December 31, 1999 accruing interest at a fixed rate equal to 6.88%. Principal and interest are payable over six years commencing on March 31, 1994, and are required to be repaid quarterly and $530,000 was paid in 1997. $660,000 is payable in 1998 and $718,000 is payable in 1999. As of December 31, 1997, approximately $1.3 million in principal amount was outstanding under this note.

AFFILIATED LEASES

     From 1987 to 1992, the Company entered into five lease transactions with CCI, a corporation wholly owned by the Controlling Stockholders, to lease certain facilities from CCI. Four of these leases are 10-year leases for rental space on broadcast towers, two of which are capital leases having renewable terms of 10 years. The other lease is a month-to-month lease for a portion of studio and office space at which certain satellite dishes are located. Aggregate annual rental payments related to these leases were $641,000 in 1997. The aggregate annual rental payments related to these leases are scheduled to be $679,000 in 1998 and $700,000 in 1999.

     In January 1991, CTI entered into a 10-year capital lease with KIG, a corporation wholly owned by the Controlling Stockholders, pursuant to which CTI leases both an administrative facility and studios for station WBFF and the Company's present corporate offices. Additionally, in June 1991, CTI entered into a one-year renewable lease with KIG pursuant to which CTI leases parking facilities at the administrative facility. Payments under these leases with KIG were $481,000 in 1997. The aggregate annual rental payments related to the administrative facility are scheduled to be $519,000 in 1998 and $540,000 in 1999. During 1997, the Company chartered airplanes owned by certain companies controlled by the Controlling Stockholders and incurred expenses of approximately $736,000 related to these charters.

TRANSACTIONS WITH GERSTELL

     Gerstell LP, an entity wholly owned by the Controlling Stockholders, was formed in April 1993 to acquire certain personal and real property interests of the Company in Pennsylvania. In a transaction that was completed in September 1993, Gerstell LP acquired the WPGH office/studio, transmitter and tower site for an aggregate purchase price of $2.2 million. The purchase price was financed in part by a $2.1 million note from Gerstell LP bearing interest at 6.18% with principal payments beginning on November 1, 1994 and a final maturity date of October 1, 2013. Principal and interest paid in 1997 on the note was $183,000. At December 31, 1997, $1.9 million in principal amount of the note remained outstanding. Following the acquisition, Gerstell LP leased the office/studio, transmitter and tower site to WPGH, Inc. (a subsidiary of the Company) for $14,875 per month and $25,000 per month, respectively. The leases have terms of seven years, with four seven-year renewal periods. Aggregate annual rental payment related to these leases was $561,000 in 1997. The Company believes that the leases with Gerstell LP are on terms and conditions customary in similar leases with independent third parties.

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

     Principal and interest payments on the Founders' Note issued to the estate of Julian S. Smith are payable, in various amounts, each April and October, beginning October 1991 until October 2004, with a balloon payment due at maturity in the amount of $5.0 million. Additionally, monthly interest payments commenced on April 1993 and continued until December 1996. Principal and interest paid in 1997 on this Founders' Note was $653,000 at December 31, 1997, $5.8 million in principal amount of this Founders' Note remained outstanding.

     Principal payments on the Founders' Note issued to Carolyn C. Smith are payable, in various amounts, each April and October, beginning October 1991 until October 2002. Principal and interest paid in 1997 on this Founders' Note was $1.1 million. At December 31, 1997, $3.7 million in principal amount of this Founders' Note remained outstanding.

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

     There have been, and the Company expects that in the future there will be, transactions between the Company and Glencairn. Glencairn is the owner-operator and FCC licensee of WNUV in Baltimore, WVTV in Milwaukee, WRDC in
Raleigh/Durham, WABM in Birmingham, KRRT in San Antonio and WFBC in Asheville/Greenville/Spartanburg. The Company has entered into LMAs with Glencairn pursuant to which the Company provides programming to Glencairn for broadcast on WNUV, WVTV, WRDC, WABM, KRRT and WFBC during the hours of 6:00 a.m. to 2:00 a.m. each day and has the right to sell advertising during this period, all in exchange for the payment by the Company to Glencairn of a monthly fee totaling $789,000.

     In June 1995, the Company acquired options from certain stockholders of Glencairn (the "Glencairn Options") which grant to the Company the right to acquire, subject to applicable FCC rules and regulations, stock comprising up to a 97% equity interest in Glencairn. Of the stock subject to the Glencairn Options, a 90% equity interest is non-voting and the remaining 7% equity interest is non-voting, except with respect to certain extraordinary matters as to which this 7% equity interest has the controlling vote. Each Glencairn Option was purchased by the Company for $1,000 ($5,000 in the aggregate) and is exercisable only upon the Company's payment of an option exercise price generally equal to the optionor's proportionate share of the aggregate acquisition cost of all stations owned by Glencairn on the date of exercise (plus interest at a rate of 10% from the respective acquisition date). The Company estimates that the aggregate option exercise price for the Glencairn Options, if currently exercised, would be approximately $14.8 million.

     In addition, the Company has agreed to sell to Glencairn for $2,000,000 the License Assets of WTTE in Columbus, Ohio, which the Company currently owns. In addition, the Company has an option to acquire from River City the assets of WSYX, which is in the same market as WTTE. See "Business--Broadcasting Acquisition Strategy." Upon the Company's assignment of the License Assets of WTTE to Glencairn (which the Company does not expect to occur unless the Company acquires WSYX), the Company intends to enter into an LMA with Glencairn relating to WTTE pursuant to which the Company will supply programming to Glencairn, obtain the right to sell advertising during the periods covered by the supplied programming and make payments to Glencairn in amounts to be negotiated.

     In connection with the Sullivan Acquisition, Glencairn has entered into a plan of merger with Sullivan III which, if completed, would result in Glencairn's ownership of all the issued and outstanding capital stock of Sullivan III. After the merger, the Company intends to enter into an LMA with Glencairn and continue to provide programming services to the five stations the License. Assets of which are acquired by Glencairn in the merger.


RIVER CITY TRANSACTIONS

     Roy F. Coppedge, who will become a director of the Company upon satisfaction of certain conditions, and Barry Baker, who will become a director and executive officer of the Company as soon as permissible under the rules of the FCC and applicable laws, each have a direct or indirect equity interest in River City Partners, L.P. Therefore, Messrs. Coppedge and Baker have an interest in the River City Acquisition, which is described above in "Business--Broadcasting Acquisition Strategy." During 1997, the Company made LMA payments of $896,000 to River City. In September 1996, the Company entered into a five-year agreement with River City pursuant to which River City will provide to the Company certain production services. Pursuant to this agreement, River City will provide certain services to the Company in return for an annual fee of $416,000, subject to certain adjustments on each anniversary date.

KEYMARKET OF SOUTH CAROLINA

     Kerby Confer, who is expected to become an executive officer of the Company as soon as permissible under the rules of the FCC and applicable laws, is the owner of 100% of the common stock of Keymarket of South Carolina, Inc. ("KSC"). The Company has exercised its option to acquire all of the assets of KSC for forgiveness of debt in an aggregate principal amount of approximately $7.4 million, plus payment of approximately $1.0 million, less certain adjustments. The Company also purchased two properties from Mr. Confer for an aggregate purchase price of approximately $1.75 million.

BEAVER DAM LIMITED LIABILITY COMPANY

     In May 1996, the Company, along with the Controlling Stockholders, formed Beaver Dam Limited Liability Company ("BDLLC"), of which the Company owns a 45% interest. BDLLC was formed for the purpose of constructing and owning a building which may be the site for the Company's corporate headquarters. The Company made capital contributions to BDLLC in 1996 of approximately $380,000. During 1997, the Partnership made a liquidating distribution to the Company of approximately $380,000 and the Company no longer owns an interest in BDLP.

HERITAGE AUTOMOTIVE GROUP

     In January 1997, David D. Smith, the Company's President and Chief Executive Officer and one of the Controlling Shareholders, made a substantial investment in, and became a member of the board of directors of, Summa Holdings, Ltd. which, through wholly owned subsidiaries, owns the Heritage Automotive Group ("Heritage") and Allstate Leasing ("Allstate"). Mr. Smith is not an officer, nor does he actively participate in the management, of Summa Holdings, Ltd., Heritage, or Allstate. Heritage owns and operates new and used car dealerships in the Baltimore metropolitan area. Allstate owns and operates an automobile and equipment leasing business with offices in the Baltimore, Richmond, Houston, and Atlanta metropolitan areas. The Company sells Heritage and Allstate advertising time on WBFF and WNUV, the television stations operated by the Company serving the Baltimore DMA. The Company believes that the terms of the transactions between the Company and Heritage and the Company and Allstate are and will be comparable to those prevailing in similar transactions with or involving unaffiliated parties.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
         AND REPORTS ON FORM 8-K

       (a) (1) Index to Financial Statements

     The financial statements required by this item are submitted in a separate section beginning on page F-1 of this report.

Index to Financial Statements

                                                                                   PAGE
                                                                                ----------
     Index to Financial Statements ................................................ F-1
     Report of Independent Public Accountants ..................................... F-2
     Consolidated Balance Sheets as of December 31, 1996 and 1997 ................. F-3
     Consolidated Statements of Operations for the Years Ended December 31, 1995,
      1996 and 1997 ............................................................... F-4
     Consolidated Statements of Stockholders' Equity for the Years Ended Decem-

      ber 31, 1995, 1996 and 1997 ................................................. F-5, F-6
     Consolidated Statements of Cash Flows for the Years Ended December 31, 1995,

      1996 and 1997 ............................................................... F-7,  F-8
     Notes to Consolidated Financial Statements ................................... F-9


       (a) (2) Index to Financial Statements Schedules

     The financial statements schedules required by this item are submitted on pages S-1 through S-3 of this Report.


                                                                           PAGE
                                                                           -----
 Index to Schedules ....................................................    S-1
 Report of Arthur Andersen LLP Independent Public Accountants ..........    S-2
 Schedule II -- Valuation and Qualifying Accounts ......................    S-3


     All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the notes thereto.

     (a)  (3) Index to Exhibits

     See  Index to Exhibits

     (b)  Reports on Form 8-K


     There were no reports on Form 8-K filed by the Registrant during the fourth quarter of the fiscal year ended December 31, 1997, except for the Registrant's Current Reports on Form 8-K and 8-K/A filed on October 8, 1997, November 26, 1997, December 5, 1997, December 12, 1997 and December 16, 1997.

     (c)  Exhibits

     The exhibits required by this Item are listed under Item 14 (a) (3).

     (d)  Financial Statements Schedules

     The financial  statement  schedules  required by this Item are listed under
Item 14 (a) (2).

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS

                                                                                         PAGE
                                                                                         ----
SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES

 Report of Independent Public Accountants .............................................. F-2

 Consolidated Balance Sheets as of December 31, 1996 and 1997 .......................... F-3

 Consolidated Statements of Operations for the Years Ended December 31, 1995, 1996 and
   1997 ................................................................................ F-4

 Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1995,
   1996 and 1997 ....................................................................... F-5, F-6

 Consolidated Statements of Cash Flows for the Years Ended December 31, 1995, 1996 and
   1997 ................................................................................ F-7, F-8

 Notes to Consolidated Financial Statements ............................................ F-9


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of
Sinclair Broadcast Group, Inc.:

     We have audited the accompanying consolidated balance sheets of Sinclair Broadcast Group, Inc. (a Maryland corporation) and Subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1995, 1996 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sinclair Broadcast Group, Inc. and Subsidiaries as of December 31, 1996 and 1997, and the results of their operations and their cash flows for the years ended December 31, 1995, 1996 and 1997, in conformity with generally accepted accounting principles.

                                              ARTHUR ANDERSEN LLP

Baltimore, Maryland,
February 9, 1998, except for Note 24,
as to which the date is February 23, 1998

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                       AS OF DECEMBER 31,
                                                                                 ------------------------------
                                                                                      1996             1997
                                                                                 --------------   -------------
                                     ASSETS
CURRENT ASSETS:
 Cash, and cash equivalents ..................................................     $    2,341      $  139,327
 Accounts receivable, net of allowance for doubtful accounts
  of $2,472 and $2,920, respectively .........................................        112,313         123,018
 Current portion of program contract costs ...................................         44,526          46,876
 Prepaid expenses and other current assets ...................................          3,704           4,673
 Deferred barter costs .......................................................          3,641           3,727
 Refundable income taxes .....................................................             --          10,581
 Deferred tax assets .........................................................          1,245           2,550
                                                                                   ----------      ----------
  Total current assets .......................................................        167,770         330,752
PROGRAM CONTRACT COSTS, less current portion .................................         43,037          40,609
LOANS TO OFFICERS AND AFFILIATES .............................................         11,426          11,088
PROPERTY AND EQUIPMENT, net ..................................................        154,333         161,714
NON-COMPETE AND CONSULTING AGREEMENTS, net of
 accumulated amortization of $54,236 and $64,229, respectively ...............         10,193             200
OTHER ASSETS .................................................................         64,235         167,895
ACQUIRED INTANGIBLE BROADCASTING ASSETS, net of
 accumulated amortization of $85,155 and $138,061, respectively ..............      1,256,303       1,321,976
                                                                                   ----------      ----------
  Total Assets ...............................................................     $1,707,297      $2,034,234
                                                                                   ==========      ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable ............................................................     $   11,886      $    5,207
 Income taxes payable ........................................................            730              --
 Accrued liabilities .........................................................         35,074          40,532
 Current portion of long-term liabilities- ...................................
  Notes payable and commercial bank financing ................................         62,144          35,215
  Notes and capital leases payable to affiliates .............................          1,774           3,073
  Program contracts payable ..................................................         58,461          66,404
  Deferred barter revenues ...................................................          3,576           4,273
                                                                                   ----------      ----------
  Total current liabilities ..................................................        173,645         154,704
LONG-TERM LIABILITIES:
 Notes payable and commercial bank financing .................................      1,212,000       1,022,934
 Notes and capital leases payable to affiliates ..............................         12,185          19,500
 Program contracts payable ...................................................         56,194          62,408
 Deferred tax liability ......................................................            463          24,092
 Other long-term liabilities .................................................          2,739           3,611
                                                                                   ----------      ----------
  Total liabilities ..........................................................      1,457,226       1,287,249
                                                                                   ----------      ----------
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES ...............................          3,880           3,697
                                                                                   ----------      ----------
COMMITMENTS AND CONTINGENCIES
EQUITY PUT OPTIONS ...........................................................          8,938              --
                                                                                   ----------      ----------
COMPANY OBLIGATED MANDATORY REDEEMABLE SECURITIES OF
 SUBSIDIARY TRUST HOLDING SOLELY KDSM SENIOR DEBENTURES ......................             --         200,000
                                                                                   ----------      ----------
STOCKHOLDERS' EQUITY:
 Series B Preferred stock, $.01 par value, 10,000,000 shares authorized and
  1,150,000 and 1,071,381 issued and outstanding .............................             11              10
 Series D Preferred stock, $.01 par value, 3,450,000 shares authorized and
  -0- and 3,450,000 shares issued and outstanding, respectively ..............             --              35
 Class A Common stock, $.01 par value, 100,000,000 shares authorized and 6,911,880 and 13,733,430 shares issued and outstanding,
  respectively ...............................................................             70             137
 Class B Common stock, $.01 par value, 35,000,000 shares authorized and
  27,850,581 and 25,436,432 shares issued and outstanding ....................            279             255
 Additional paid-in capital ..................................................        256,954         552,949
 Additional paid-in capital -- equity put options ............................             --          23,117
 Additional paid-in capital -- deferred compensation .........................         (1,129)           (954)
 Accumulated deficit .........................................................        (18,932)        (32,261)
                                                                                   ----------      ----------
  Total stockholders' equity .................................................        237,253         543,288
                                                                                   ----------      ----------
  Total Liabilities and Stockholders' Equity .................................     $1,707,297      $2,034,234
                                                                                   ==========      ==========


  The accompanying notes are an integral part of these consolidated statements.

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                               1995          1996           1997
                                                                           -----------   -----------   -------------
REVENUES:
 Station broadcast revenues, net of agency commissions of
   $31,797, $56,040 and $74,984, respectively ..........................    $ 187,934     $ 346,459      $ 471,228
 Revenues realized from station barter arrangements ....................       18,200        32,029         45,207
                                                                            ---------     ---------      ---------
   Total broadcast revenues ............................................      206,134       378,488        516,435
                                                                            ---------     ---------      ---------

OPERATING EXPENSES:
 Program and production ................................................       28,152        66,652         92,178
 Selling, general and administrative ...................................       36,174        75,924        106,084
 Expenses realized from station barter arrangements ....................       16,120        25,189         38,114
 Amortization of program contract costs and net
   realizable value adjustments ........................................       29,021        47,797         66,290
 Stock-based compensation ..............................................           --           739          1,636
 Depreciation and amortization of property and equipment ...............        5,400        11,711         18,040
 Amortization of acquired intangible broadcasting assets,
   non-compete and consulting agreements and other assets ..............       45,989        58,530         67,840
 Amortization of excess syndicated programming .........................           --         3,043             --
                                                                            ---------     ---------      ---------
   Total operating expenses ............................................      160,856       289,585        390,182
                                                                            ---------     ---------      ---------
   Broadcast operating income ..........................................       45,278        88,903        126,253
                                                                            ---------     ---------      ---------

OTHER INCOME (EXPENSE):
 Interest and amortization of debt discount expense ....................      (39,253)      (84,314)       (98,393)
 Subsidiary trust minority interest expense.. ..........................           --            --        (18,600)
 Interest income .......................................................        3,942         3,136          2,174
 Other income. .........................................................          221           342             54
                                                                            ---------     ---------      ---------
   Income before provision for income taxes and extraordinary item .....       10,188         8,067         11,488

PROVISION FOR INCOME TAXES. ............................................        5,200         6,936         15,984
                                                                            ---------     ---------      ---------
 Net income (loss) before extraordinary item ...........................        4,988         1,131         (4,496)
EXTRAORDINARY ITEM:
 Loss on early extinguishment of debt, net of related income
   tax benefit of $3,357 and $4,045, respectively. .....................       (4,912)           --         (6,070)
                                                                            ---------     ---------      ---------
NET INCOME (LOSS) ......................................................    $      76     $   1,131      $ (10,566)
                                                                            =========     =========      =========
NET INCOME (LOSS) AVAILABLE TO COMMON
 SHAREHOLDERS ..........................................................    $      76     $   1,131      $ (13,329)
                                                                            =========     =========      =========
BASIC EARNINGS PER SHARE:
 Income (loss) per share before extraordinary item .....................    $     .15     $     .03      $    (.20)
                                                                            =========     =========      =========
 Net income (loss) per share ...........................................    $       -     $     .03      $    (.37)
                                                                            =========     =========      =========
 Average shares outstanding ............................................       32,198        34,748         35,951
                                                                            =========     =========      =========
DILUTED EARNINGS PER SHARE:
 Income (loss) per share before extraordinary item .....................    $     .15     $     .03      $    (.20)
                                                                            =========     =========      =========
 Net income (loss) per share ...........................................    $       -     $     .03      $    (.37)
                                                                            =========     =========      =========
 Average shares outstanding ............................................       32,205        37,381         40,078
                                                                            =========     =========      =========


  The accompanying notes are an integral part of these consolidated statements.

                                                                     PAGE 1 OF 2
                                                                     -----------

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                                 (IN THOUSANDS)


                                                   SERIES A    SERIES B   CLASS A   CLASS B
                                                  PREFERRED   PREFERRED    COMMON    COMMON
                                                    STOCK       STOCK      STOCK     STOCK
                                                 ----------- ----------- --------- ---------
BALANCE, December 31, 1994 .....................   $   --       $--         $--      $ 290
 Issuance of common shares, net of

  related expenses of $9,288 ...................       --        --          58         --
 Non-cash distribution prior to KCI merger .....       --        --          --         --
 Realization of deferred gain ..................       --        --          --         --
 Net income ....................................       --        --          --         --
                                                   ------       ---         ---      -----
BALANCE, December 31, 1995 .....................       --        --          58        290
 Class B Common Stock converted into
  Class A Common Stock .........................       --        --          11        (11)
 Issuance of Series A Preferred Stock ..........       12        --          --         --
 Series A Preferred Stock converted
  into Series B Preferred Stock ................      (12)       12          --         --
 Series B Preferred Stock converted into
  Class A Common Stock .........................                   (1)        1         --
 Repurchase of 30,000 shares of
  Class A Common Stock .........................       --        --          --         --
 Stock option grants ...........................       --        --          --         --
 Income tax provision for deferred
  compensation .................................       --        --          --         --
 Equity put options ............................       --        --          --         --
 Amortization of deferred
  compensation. ................................       --        --          --         --
 Net income. ...................................       --        --          --         --
                                                   ------       -----       ---      -----
BALANCE, December 31, 1996 .....................   $   --       $11         $70      $ 279
                                                   ======       =====       ===      =====
                                                                   ADDITIONAL
                                                  ADDITIONAL   PAID-IN CAPITAL -                     TOTAL
                                                    PAID-IN         DEFERRED       ACCUMULATED   STOCKHOLDERS'
                                                    CAPITAL       COMPENSATION       DEFICIT        EQUITY
                                                 ------------ ------------------- ------------- --------------
BALANCE, December 31, 1994 .....................   $  4,774        $     --         $ (18,787)    $ (13,723)
 Issuance of common shares, net of

  related expenses of $9,288 ...................    111,403              --                --       111,461
 Non-cash distribution prior to KCI merger .....       (109)             --            (1,352)       (1,461)
 Realization of deferred gain ..................         21              --                --            21
 Net income ....................................         --              --                76            76
                                                   --------        --------         ---------     ---------
BALANCE, December 31, 1995 .....................    116,089              --           (20,063)       96,374
 Class B Common Stock converted into
  Class A Common Stock .........................         --              --                --            --
 Issuance of Series A Preferred Stock ..........    125,067              --                --       125,079
 Series A Preferred Stock converted
  into Series B Preferred Stock ................         --              --                --            --
 Series B Preferred Stock converted into
  Class A Common Stock .........................         --              --                --            --
 Repurchase of 30,000 shares of
  Class A Common Stock .........................       (748)             --                --          (748)
 Stock option grants ...........................     25,784          (1,868)               --        23,916
 Income tax provision for deferred
  compensation .................................       (300)             --                --          (300)
 Equity put options ............................     (8,938)             --                --        (8,938)
 Amortization of deferred
  compensation. ................................         --             739                --           739
 Net income. ...................................         --              --             1,131         1,131
                                                   --------        --------         ---------     ---------
BALANCE, December 31, 1996 .....................   $256,954        $ (1,129)        $ (18,932)    $ 237,253
                                                   ========        ========         =========     =========

 The accompanying notes are an integral part of these consolidated statements.

                                                                     PAGE 2 OF 2
                                                                     -----------

                SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                                 (IN THOUSANDS)


                                                       SERIES B    SERIES D   CLASS A   CLASS B
                                                      PREFERRED   PREFERRED    COMMON    COMMON
                                                        STOCK       STOCK      STOCK     STOCK
                                                     ----------- ----------- --------- ---------
BALANCE, December 31, 1996 .........................    $11          $--       $70       $ 279
 Repurchase of 186,000 shares of

  Class A Common Stock .............................     --           --          (2)       --
 Class B Common Stock converted into Class A Common
  Stock ............................................     --           --        24         (24)
 Series B Preferred Stock converted
  into Class A Common Stock ........................       (1)        --         2          --
 Issuance of Class A Common Stock,
  net of related issuance costs of $7,572...........     --           --        43          --
 Issuance of Series D Preferred Stock,
  net of related issuance costs of $5,601...........     --           35        --          --
 Dividends payable on Series D

  Preferred Stock ..................................     --           --        --          --
 Income tax provision for deferred
  compensation .....................................     --           --        --          --
 Equity put options ................................     --           --        --          --
 Equity put options premium ........................     --           --        --          --
 Stock option grants ...............................     --           --        --          --
 Stock option grants exercised .....................     --           --        --          --
 Amortization of deferred compensation .............     --           --        --          --
 Net loss ..........................................     --           --        --          --
                                                        -----        ---       -----     -----
BALANCE, December 31, 1997 .........................    $10          $35       $137      $ 255
                                                        =====        ===       =====     =====
                                                                     ADDITIONAL    ADDITIONAL
                                                                       PAID-IN       PAID-IN
                                                       ADDITIONAL     CAPITAL -     CAPITAL -                      TOTAL
                                                         PAID-IN     EQUITY PUT     DEFERRED     ACCUMULATED   STOCKHOLDERS'
                                                         CAPITAL       OPTIONS    COMPENSATION     DEFICIT        EQUITY
                                                     -------------- ------------ -------------- ------------- --------------
BALANCE, December 31, 1996 .........................   $256,954        $    --      $ (1,129)     $ (18,932)    $ 237,253
 Repurchase of 186,000 shares of

  Class A Common Stock .............................     (4,597)            --            --             --        (4,599)
 Class B Common Stock converted into Class A Common
  Stock ............................................         --             --            --             --            --
 Series B Preferred Stock converted
  into Class A Common Stock ........................           (1)          --            --             --            --
 Issuance of Class A Common Stock,
  net of related issuance costs of $7,572...........    150,978             --            --             --       151,021
 Issuance of Series D Preferred Stock,
  net of related issuance costs of $5,601...........    166,864             --            --             --       166,899
 Dividends payable on Series D

  Preferred Stock ..................................         --             --            --         (2,763)       (2,763)
 Income tax provision for deferred
  compensation .....................................       (240)            --            --             --          (240)
 Equity put options ................................    (14,179)        23,117            --             --         8,938
 Equity put options premium ........................     (3,365)            --            --             --        (3,365)
 Stock option grants ...............................        430             --          (430)            --            --
 Stock option grants exercised .....................        105             --            --             --           105
 Amortization of deferred compensation .............         --             --           605             --           605
 Net loss ..........................................         --             --            --        (10,566)      (10,566)
                                                       ----------      -------      --------      ---------     ---------
BALANCE, December 31, 1997 .........................   $552,949        $23,117      $   (954)     $ (32,261)    $ 543,288
                                                       ==========      =======      ========      =========     =========

 The accompanying notes are an integral part of these consolidated statements.

                                                                     PAGE 1 OF 2
                                                                     -----------

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                                 (IN THOUSANDS)

                                                                           1995           1996            1997
                                                                       ------------   ------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss) .................................................    $      76      $   1,131       $ (10,566)
 Adjustments to reconcile net income (loss) to net cash flows from operating activities--
   Extraordinary loss ..............................................        8,269             --          10,115
   Amortization of excess syndicated programming ...................           --          3,043              --
   Amortization of debt discount ...................................           --             --               4
   (Gain) loss on sales of assets ..................................         (221)            --             226
   Depreciation and amortization of property and equipment .........        5,400         11,711          18,040
   Amortization of acquired intangible broadcasting assets,
    non-compete and consulting agreements and other assets .........       45,989         58,530          67,840
   Amortization of program contract costs and net realizable
    value adjustments ..............................................       29,021         47,797          66,290
   Stock-based compensation ........................................           --            739           1,636
   Deferred tax provision (benefit) ................................       (5,089)         2,330          20,582
   Realization of deferred gain ....................................          (42)            --              --
   Net effect of change in deferred barter revenues
    and deferred barter costs ......................................          230           (908)            591
   Decrease in minority interest ...................................          (38)          (121)           (183)
 Changes in assets and liabilities, net of effects of
   acquisitions and dispositions ...................................
   Increase in accounts receivable, net ............................      (12,245)       (41,310)         (9,468)
   Increase in prepaid expenses and other current assets ...........         (273)          (217)           (591)
   Increase in refundable income taxes .............................           --             --         (10,581)
   Increase (decrease) in accounts payable and
    accrued liabilities ............................................        7,274         19,941          (4,360)
   Decrease in income taxes payable ................................       (2,427)        (3,214)           (970)
   Increase (decrease) in other long-term liabilities ..............           --            297            (921)
 Payments on program contracts payable .............................      (19,938)       (30,451)        (51,059)
                                                                        ---------      ---------       ---------
    Net cash flows from operating activities .......................    $  55,986      $  69,298       $  96,625
                                                                        =========      =========       =========

  The accompanying notes are an integral part of these consolidated statements.

                                                                     PAGE 2 OF 2
                                                                     -----------

                SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                                 (IN THOUSANDS)

                                                                                1995           1996          1997
                                                                           ------------- --------------- ------------
NET CASH FLOWS FROM OPERATING ACTIVITIES .................................  $   55,986    $     69,298    $   96,625
                                                                            ----------    ------------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of property and equipment ...................................      (1,702)        (12,609)      (19,425)
 Payments for acquisition of television and radio station assets .........    (101,000)        (74,593)      (90,598)
 Payments related to the acquisition of the non-license assets
   of River City Broadcasting ............................................          --        (818,083)       (2,992)
 Payments for acquisition of certain other non-license assets ............     (14,283)        (29,532)           --
 Payments for the purchase of outstanding stock of
   Superior Communications, Inc. .........................................          --         (63,504)           --
 Payments to exercise options to acquire certain FCC licenses ............          --          (6,894)      (11,079)
 Proceeds from assignment of FCC purchase option. ........................       4,200              --         2,000
 Purchase option extension payments ......................................          --          (6,960)      (15,966)
 Payments for consulting and non-compete agreements ......................      (1,000)            (50)           --
 Payments to acquire and exercise purchase options .......................     (10,000)             --            --
 Distributions from (investments in) joint ventures ......................         240            (380)          380
 Proceeds from disposal of property and equipment ........................       3,330              --           470
 Payment for WPTT subordinated convertible debenture .....................      (1,000)             --            --
 Loans to officers and affiliates ........................................        (205)           (854)       (1,199)
 Repayments of loans to officers and affiliates ..........................       2,177           1,562         1,694
 Deposits and other costs relating to future acquisitions ................         (77)           (328)      (82,275)
                                                                            ----------    ------------    ----------
    Net cash flows used in investing activities.. ........................    (119,320)     (1,012,225)     (218,990)
                                                                            ----------    ------------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from notes payable and commercial bank financing ...............     138,000         982,500       126,500
 Repayments of notes payable, commercial bank financing
   and capital leases ....................................................    (362,928)       (110,657)     (693,519)
 Repayments of notes and capital leases to affiliates ....................      (3,171)         (1,867)       (2,313)
 Payments of costs related to financing ..................................      (3,200)        (20,009)       (4,707)
 Payments for interest rate derivative agreements.. ......................          --            (851)         (474)
 Prepayments of excess syndicated program contract liabilities ...........          --         (15,116)       (1,373)
 Repurchases of the Company's Class A Common Stock .......................          --            (748)       (4,599)
 Payments relating to redemption of 1993 Notes ...........................          --              --       (98,101)
 Payment of premium and other costs related to
   redemption of 1993 Notes ..............................................          --              --        (8,407)
 Payments for costs related to subsequent year securities offering .......          --            (434)           --
 Dividends paid on Series D Preferred Stock ..............................          --              --        (2,357)
 Proceeds from exercise of stock options .................................          --              --           105
 Payment of equity put option premium ....................................          --              --          (507)
 Net proceeds from issuances of Senior Subordinated Notes. ...............     293,176              --       438,427
 Net proceeds from issuance of Class A Common Stock ......................     111,461              --       151,021
 Net proceeds from issuance of Series D Preferred Stock ..................          --              --       166,899
 Net proceeds from subsidiary trust securities offering ..................          --              --       192,756
                                                                            ----------    ------------    ----------
    Net cash flows from financing activities .............................     173,338         832,818       259,351
                                                                            ----------    ------------    ----------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS .............................................................     110,004        (110,109)      136,986
CASH AND CASH EQUIVALENTS, beginning of period. ..........................       2,446         112,450         2,341
                                                                            ----------    ------------    ----------
CASH AND CASH EQUIVALENTS, end of period .................................  $  112,450    $      2,341    $  139,327
                                                                            ==========    ============    ==========

  The accompanying notes are an integral part of these consolidated statements.

                SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1995, 1996 AND 1997


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

                SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1995, 1996 AND 1997 - (CONTINUED)

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


Other Assets

Other assets as of December 31, 1996 and 1997 consist of the following (in thousands):

                                                                              1996         1997
                                                                           ----------   ----------
     Unamortized debt acquisition costs ................................    $26,453      $ 43,011
     Investments in limited partnerships ...............................      3,039         2,850
     Notes receivable ..................................................     10,773        11,102
     Purchase options and related extension fees .......................     22,902        27,826
     Deposits and other costs relating to future acquisitions ..........        328        82,275
     Other .............................................................        740           831
                                                                            -------      --------
                                                                            $64,235      $167,895
                                                                            =======      ========

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

                SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1995, 1996 AND 1997 - (CONTINUED)

Intangible assets, at cost, as of December 31, 1996 and 1997, consist of the following (in thousands):


                                                AMORTIZATION
                                                   PERIOD          1996          1997
                                              --------------- ------------- -------------

     Goodwill ...............................      40 years    $  676,219    $  755,858
     Intangibles related to LMAs ............      15 years       120,787       128,080
     Decaying advertiser base ............... 1 -- 15 years        93,896        95,657
     FCC licenses ...........................      25 years       370,533       400,073
     Network affiliations ................... 1 -- 25 years        55,966        55,966
     Other .................................. 1 -- 40 years        24,057        24,403
                                                               ----------    ----------
                                                                1,341,458     1,460,037
     Less- Accumulated amortization .........                     (85,155)     (138,061)
                                                               ----------    ----------
                                                               $1,256,303    $1,321,976
                                                               ==========    ==========


Accrued Liabilities

Accrued liabilities consist of the following as of December 31, 1996 and 1997 (dollars in thousands):





                                  1996         1997
                               ----------   ----------
     Compensation ..........    $10,850      $10,608
     Interest ..............     11,915       18,359
     Other .................     12,309       11,565
                                -------      -------
                                $35,074      $40,532
                                =======      =======

Supplemental Information - Statement of Cash Flows

During 1995, 1996 and 1997 the Company incurred the following transactions (in thousands):





                                                               1995        1996         1997
                                                            ---------   ----------   ----------
o Purchase accounting adjustments related to deferred
  taxes .................................................    $ 3,400     $ 18,051     $    --
                                                             =======     ========     =======
o Capital lease obligations incurred ....................    $    --     $     --     $10,927
                                                             =======     ========     =======
o Issuance of Series A Preferred Stock (see Note 12).....    $    --     $125,079     $    --
                                                             =======     ========     =======
o Income taxes paid .....................................    $ 7,941     $  6,837     $ 6,502
                                                             =======     ========     =======
o Subsidiary trust minority interest payments ...........    $    --     $     --     $17,631
                                                             =======     ========     =======
o Interest paid .........................................    $24,770     $ 82,814     $98,521
                                                             =======     ========     =======

Local Marketing Agreements

The Company generally enters into LMAs, JSAs and similar arrangements with stations located in markets in which the Company already owns and operates a station, and in connection with acquisitions, pending regulatory approval of transfer of License Assets. Under the terms of these agreements, the Company makes specified periodic payments to the owner-operator in exchange for the grant to the Company of the right to program and sell advertising on a specified portion of the station's inventory of

                SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1995, 1996 AND 1997 - (CONTINUED)

broadcast time. Nevertheless, as the holder of the Federal Communications Commission (FCC) license, the owner-operator retains full control and responsibility for the operation of the station, including control over all programming broadcast on the station.

Included in the accompanying consolidated statements of operations for the years ended December 31, 1995, 1996 and 1997, are net revenues of $49.5 million, $153.0 million (including $103.3 million relating to River City), and $135.0 million (including $71.9 million relating to River City) respectively, that relate to LMAs, JSAs and time brokerage agreements ("TBAs").

In connection with the River City Acquisition, the Company entered into an LMA in the form of TBAs with River City and the owner of KRRT with respect to each of the nine television and 21 radio stations with respect to which the Company acquired Non-License Assets. During 1997, the Company exercised its options and now owns the License Assets of (or has entered into an LMA with respect to) all of these stations other than WTTV-TV and WTTK-TV in Indianapolis, Indiana.

Reclassifications

Certain   reclassifications  have  been  made  to  the  prior  years'  financial statements to conform with the current year presentation.


2. PROPERTY AND EQUIPMENT:

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed under the straight-line method over the following estimated useful lives:


     Buildings and improvements ....................................   10 -- 35 years
     Station equipment .............................................    5 -- 10 years
     Office furniture and equipment ................................    5 -- 10 years
     Leasehold improvements ........................................   10 -- 31 years
     Automotive equipment ..........................................    3 -- 5 years
     Property and equipment and autos under capital leases .........   Shorter of 10 years
                                                                       or the lease term


Property and equipment consisted of the following as of December 31, 1996 and 1997 (in thousands):

                                                          1996         1997
                                                      ------------ ------------
     Land and improvements ..........................  $   9,795    $  10,225
     Buildings and improvements .....................     39,008       41,436
     Station equipment ..............................    112,994      130,586
     Office furniture and equipment .................     10,140       14,037
     Leasehold improvements .........................      3,377        8,457
     Automotive equipment ...........................      3,280        4,090
     Construction in progress .......................      6,923           --
                                                       ---------    ---------
                                                         185,517      208,831
     Less- Accumulated depreciation and amortization     (31,184)     (47,117)
                                                       ---------    ---------
                                                       $ 154,333    $ 161,714
                                                       =========    =========


3. INTEREST RATE DERIVATIVE AGREEMENTS:

The Company entered into interest rate derivative rate hedging agreements to reduce the impact of changing interest rates on its floating rate debt, primarily relating to the 1997 Bank Credit Agreement (see Note 4 ). The 1997 Bank Credit Agreement, as amended and restated, requires the Company to

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 1995, 1996 AND 1997 - (CONTINUED)

enter into Interest Rate Protection Agreements at rates not to exceed 9.5% per annum as to a notional principal amount at least equal to 60% of the Tranche A term loans scheduled to be outstanding from time to time and at rates not to exceed 9.75% per annum as to a notional principal amount of 60% of the aggregate amount of Tranche B scheduled to be outstanding from time to time.

As of December 31, 1997, the Company had several interest rate swap agreements relating to the Company's indebtedness which expire from June 10, 1998 to July 15, 2007. The swap agreements set rates in the range of 5.64% to 9.0%. The notional amounts related to these agreements was were $1.0 billion at December 31, 1997, and decrease to $200 million through the expiration dates. The Company has no intentions of terminating these instruments prior to their expiration dates unless it were to prepay a portion of its bank debt.

The floating interest rates are based upon the three month London Interbank Offered Rate (LIBOR) rate, and the measurement and settlement is performed quarterly. Settlements of these agreements are recorded as adjustments to interest expense in the relevant periods. Premiums paid under these agreements were approximately $1.1 million in 1994, $851,000 in 1996 and $474,000 in 1997 and are amortized over the life of the agreements as a component of interest expense. The counter parties to these agreements are major national financial institutions. The Company estimates the aggregate cost to retire these instruments at December 31, 1997 to be $726,000.


4. NOTES PAYABLE AND COMMERCIAL BANK FINANCING:


  FIRST AMENDED AND RESTATED BANK CREDIT AGREEMENT
  ------------------------------------------------

In connection with the 1994 Acquisitions, the Company amended and restated its Bank Credit Agreement (the "1994 Bank Credit Agreement"). The 1994 Bank Credit Agreement consisted of three classes: Facility A Revolving Credit and Term Loan, Facility B Credit Loan and Facility C Term Loan. In August 1995, the Company utilized the net proceeds from the 1995 Notes discussed below to repay amounts outstanding under the 1994 Bank Credit Agreement.

The weighted average interest rates during 1995, while amounts were outstanding and as of August 28, 1995 (when outstanding indebtedness relating to Bank Credit Agreement were repaid) and December 31, 1995 were 8.44% and 7.63%, respectively. Interest expense relating to the Bank Credit Agreement was $15.6 million for the year ended December 31, 1995. Simultaneously with the acquisition of the non-license assets of River City, the 1994 Bank Credit Agreement was amended and restated with new terms as outlined below.


  SECOND AMENDED AND RESTATED BANK CREDIT AGREEMENT
  -------------------------------------------------

In order to finance the acquisition of the non-license assets of River City and potential future acquisitions, the Company amended and restated its Bank Credit Agreement on May 31, 1996 (the "1996 Bank Credit Agreement"). The 1996 Bank Credit Agreement consisted of three classes: Tranche A Term Loan, Tranche B Term Loan and a Revolving Credit Commitment.

The Tranche A Term Loan was a term loan in a principal amount not to exceed $550 million and was scheduled to be paid in quarterly installments beginning December 31, 1996 through December 31, 2002. The Tranche B Term Loan was a term loan in a principal amount not to exceed $200 million and was scheduled to be paid in quarterly installments beginning December 31, 1996 through November 2003. The Revolving Credit Commitment was a revolving credit facility in a principal amount not to exceed $250 million and was scheduled to have reduced availability quarterly beginning March 31, 1999 through November 30, 2003. The Company incurred amendment acquisition costs of approximately $20 million associated with this indebtedness which are being amortized over the life of the debt.

                SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1995, 1996 AND 1997 - (CONTINUED)

The applicable interest rate for the Tranche A Term Loan and the Revolving Credit Tranche was either LIBOR plus 1.25% to 2.5% or the base rate plus zero to 1.25%. The applicable interest rate for the Tranche A Term Loan and the Revolving Credit Tranche was adjusted based on the ratio of total debt to four quarters trailing earnings before interest, taxes, depreciation and amortization. The applicable interest rate for Tranche B was either LIBOR plus 2.75% or the base rate plus 1.75%. The weighted average interest rates for outstanding indebtedness relating to the 1996 Bank Credit Agreement during 1996 and as of December 31, 1996, were 8.08% and 8.12%, respectively. Interest expense relating to the 1996 Bank Credit Agreement was $40.4 million for the year ended December 31, 1996. The Company amended and restated the 1996 Bank Credit Agreement as discussed below.


  THIRD AMENDED AND RESTATED BANK CREDIT AGREEMENT
  ------------------------------------------------

In order to expand its capacity and obtain more favorable terms with its syndicate of banks, the Company amended and restated its Bank Credit Agreement in May 1997 (the "1997 Bank Credit Agreement"). In connection with the amendment and restatement, the Company incurred amendment acquisition costs of approximately $4.7 million, which are being amortized over the life of the debt.

Contemporaneously with the Preferred Stock Offering and the Common Stock Offering (see Notes 15 and 16) consummated in September 1997, the Company amended its 1997 Bank Credit Agreement. The 1997 Bank Credit Agreement, as amended, consists of two classes: Tranche A Term Loan Term loan and a Revolving Credit Commitment. The Tranche A Term Loan is a term loan in a principal amount not to exceed $325 million and is scheduled to be paid in quarterly installments through December 31, 2004. The Revolving Credit Commitment is a revolving credit facility in a principal amount not to exceed $675 million and is scheduled to have reduced availability quarterly through December 31, 2004. As of December 31, 1997, outstanding indebtedness under the Tranche A Term Loan and the Revolving Credit Commitment were $307.1 million and $-0- respectively.

The applicable interest rate for the Tranche A Term Loan and the Revolving Credit Tranche is either LIBOR plus 0.5% to 1.875% or the base rate plus zero to 0.625%. The applicable interest rate for the Tranche A Term Loan and the Revolving Credit is adjusted based on the ratio of total debt to four quarters' trailing earnings before interest, taxes, depreciation and amortization. The weighted average interest rates for outstanding indebtedness relating to the 1997 Bank Credit Agreement during 1997 and as of December 31, 1997 were 7.43% and 8.5%, respectively. The interest expense relating to the 1997 Bank Credit Agreement was $46.7 million for the year ended December 31, 1997.

The Company is required to maintain certain debt covenants in connection with the 1997 Bank Credit Agreement. As of December 31, 1997, the Company is in compliance with all debt covenants.


  8 3/4% SENIOR SUBORDINATED NOTES DUE 2007:
  ------------------------------------------

In December 1997, the Company completed an issuance of $250 million aggregate principal amount of 8 3/4% Senior Subordinated Notes due 2007 (the "8 3/4% Notes") pursuant to the Shelf Registration statement (see Note 14) and generated net proceeds to the Company of $242.8 million. Of the net proceeds from the issuance, $106.2 million was utilized to tender the Company's 1993 Notes with the remainder retained for general corporate purposes which may include payments relating to future acquisitions.

Interest on the 8 3/4% Notes is payable semiannually on June 15 and December 15 of each year, commencing June 15, 1998. Interest expense for the year ended December 31, 1997 was $0.9 million. The 8 3/4% Notes are issued under an Indenture among SBG, its subsidiaries (the guarantors) and the trustee. Costs associated with the offering totaled $5.8 million, including an underwriting discount of $5.0 million. These costs were capitalized and are being amortized over the life of the debt.

Based upon the quoted market price, the fair value of the 8 3/4% Notes as of December 31, 1997 is $250.6 million.

                SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1995, 1996 AND 1997 - (CONTINUED)


  9% SENIOR SUBORDINATED NOTES DUE 2007:
  --------------------------------------

In July 1997, the Company completed an issuance of $200 million aggregate principal amount of 9% Senior Subordinated Notes due 2007 (the "9% Notes"). The 9% Notes were sold to "qualified institutional buyers" (as defined in Rule 144A under the Securities Act) and a limited number of institutional "accredited investors" and the offering was exempt from registration under the Securities Act, pursuant to Section 4(2) of the Securities Act and Rule 144A thereunder. The Company utilized $162.5 million of the approximately $195.6 million net proceeds of the private issuance to repay outstanding revolving credit indebtedness under the 1997 Bank Credit Agreement and utilized the remainder to pay a portion of the $63 million cash down payment relating to the Heritage Acquisition (see Note 12).

Pursuant to a Registration Rights Agreement entered into in connection with the private placement of the 9% Notes, the Company offered to holders of the 9% Notes the right to exchange the 9% Notes with new 9% Notes (the "Notes Exchange Offer") having the same terms as the existing notes, except that the exchange of the new Notes for the existing Notes will be registered under the Securities Act. On October 8, 1997 the Company filed a registration statement on Form S-4 with the Securities and Exchange Commission (the "Commission") for the purpose of registering the new 9% Notes to be offered in exchange for the aforementioned existing 9% Notes. The Company's Notes Exchange Offer became effective on October 10, 1997 and was closed on November 7, 1997, at which time all of the existing 9% Notes were exchanged for new 9% Notes.

Interest on the 9% Notes is payable semiannually on January 15 and July 15 of each year, commencing January 15, 1998. Interest expense for the year ended December 31, 1997 was $9.0 million. The 9% Notes are issued under an Indenture among SBG, its subsidiaries (the guarantors) and the trustee. Costs associated with the offering totaled $4.8 million, including an underwriting discount of $4.0 million. These costs were capitalized and are being amortized over the life of the debt.

Based upon the quoted market price, the fair value of the 9% Notes as of December 31, 1997 is $206.4 million.


  10% SENIOR SUBORDINATED NOTES DUE 2005
  --------------------------------------

In August 1995, the Company completed an issuance of $300 million aggregate principal amount of 10% Senior Subordinated Notes (the "1995 Notes"), due 2005, generating net proceeds to the Company of $293.2 million. The net proceeds of this offering were utilized to repay outstanding indebtedness under the then existing Bank Credit Agreement of $201.8 million with the remainder being retained and eventually utilized to make payments related to certain acquisitions consummated during 1996. In conjunction with the repayment of outstanding indebtedness under the Bank Credit Agreement, the Company recorded an extraordinary loss of $4.9 million, net of a tax benefit of $3.4 million.

Interest on the Notes is payable semiannually on March 30 and September 30 of each year, commencing March 30, 1996. Interest expense for the years ended December 31, 1996 and 1997, was $30.0 million and $30.0 million, respectively. The notes are issued under an indenture among SBG, its subsidiaries (the guarantors) and the trustee. Costs associated with the offering totaled $6.8 million, including an underwriting discount of $6.0 million and are being amortized over the life of the debt.

Based upon the quoted market price, the fair value of the Notes as of December 31, 1997 is $322.2 million.


  10% SENIOR SUBORDINATED NOTES DUE 2003 AND 1997 TENDER OFFER
  ------------------------------------------------------------

In December 1993, the Company completed an issuance of $200 million aggregate principal amount of 10% Senior Subordinated Notes (the "1993 Notes"), due 2003 (the Notes). Subsequently, the Company determined that a redemption of $100.0 million was required. This redemption and a refund of $1.0 million of fees from the underwriters took place in the first quarter of 1994.

                SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1995, 1996 AND 1997 - (CONTINUED)

In December 1997, the Company completed a tender offer of $98.1 million aggregate principal amount of the 1993 Notes (the "Tender Offer"). Total consideration per $1,000 principal amount note tendered was $1,082.08 resulting in total consideration paid to consummate the Tender Offer of $106.2 million. In conjunction with the Tender Offer, the Company recorded an extraordinary loss of $6.1 million, net of a tax benefit of $4.0 million.

Interest on the Notes not tendered is payable semiannually on June 15 and December 15 of each year. Interest expense for the years ended December 31, 1995, 1996 and 1997, was $10.0 million, $10.0 million and $9.6 million, respectively. The Notes are issued under an Indenture among SBG, its subsidiaries (the guarantors) and the trustee.


SUMMARY
-------

Notes payable and commercial bank financing consisted of the following as of December 31, 1996 and 1997 (in thousands):


                                                                                1996          1997
                                                                           ------------- -------------
     Bank Credit Agreement, Tranche A Term Loan ..........................  $  520,000    $  307,125
     Bank Credit Agreement, Tranche B Term Loan ..........................     198,500            --
     Bank Credit Agreement, Revolving Credit Commitment ..................     155,000            --
     8  3/4% Senior Subordinated Notes, due 2007 .........................          --       250,000
     9% Senior Subordinated Notes, due 2007 ..............................          --       200,000
     10% Senior Subordinated Notes, due 2003 .............................     100,000         1,899
     10% Senior Subordinated Notes, due 2005 .............................     300,000       300,000
     Installment note for certain real estate interest at 8.0% ...........          --           101
     Unsecured installment notes to former minority stockholders of
      CRI and WBFF, interest at 18% ......................................         644            --
                                                                            ----------    ----------
                                                                             1,274,144     1,059,125
     Less: Discount on 8 3/4% Senior Subordinated Notes, due 2007 ........          --          (976)
     Less: Current portion ...............................................     (62,144)      (35,215)
                                                                            ----------    ----------
                                                                            $1,212,000    $1,022,934
                                                                            ==========    ==========

                SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1995, 1996 AND 1997 - (CONTINUED)

The Revolving Credit Commitment is a revolving credit facility in a principal amount not to exceed $675 million and is scheduled to have reduced availability quarterly beginning March 31, 1999 through December 31, 2004. Indebtedness under Tranche A of the 1997 Bank Credit Agreement and notes payable as of December 31, 1997, mature as follows (in thousands):



     1998 ................................................................     $   35,215
     1999 ................................................................         37,924
     2000 ................................................................         48,758
     2001 ................................................................         48,759
     2002 ................................................................         48,759
     2003 and thereafter .................................................        839,710
                                                                               ----------
                                                                                1,059,125
     Less: Discount on 8 3/4% Senior Subordinated Notes, due 2007 ........           (976)
                                                                               ----------
                                                                               $1,058,149
                                                                               ==========


Substantially all of the Company's assets have been pledged as security for notes payable and commercial bank financing. See Note 23 for Guarantor and Non-Guarantor Subsidiaries under the Company's Indentures.


5. NOTES AND CAPITAL LEASES PAYABLE TO AFFILIATES:

Notes and capital leases payable to affiliates consisted of the following as of December 31, 1996 and 1997 (in thousands):


                                                                              1996          1997
                                                                           ----------   -----------
Subordinated installment notes payable to former majority own-
 ers, interest at 8.75%,  principal  payments in varying amounts due annually beginning October 1991, with a balloon payment
 due at maturity in May 2005 ...........................................    $ 10,448     $  9,574
Capital lease for building, interest at 17.5% ..........................       1,372        1,198
Capital leases for broadcasting tower facilities, interest rates aver-
 aging 10% .............................................................         249        3,720
Capitalization of time brokerage agreements, interest at 6.73% .........          --        6,611
Capital leases for building and tower, interest at 8.25% ...............       1,890        1,470
                                                                            --------     --------
                                                                              13,959       22,573
Less: Current portion ..................................................      (1,774)      (3,073)
                                                                            --------     --------
                                                                            $ 12,185     $ 19,500
                                                                            ========     ========

                SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1995, 1996 AND 1997 - (CONTINUED)

Notes and capital leases payable to affiliates, as of December 31, 1997, mature as follows (in thousands):

     1998 .......................................................    $  4,694
     1999 .......................................................       4,696
     2000 .......................................................       4,615
     2001 .......................................................       4,044
     2002 .......................................................       2,854
     2003 and thereafter ........................................       7,503
                                                                     --------
     Total minimum payments due .................................      28,406
     Less: Amount representing interest .........................      (5,833)
                                                                     --------
     Present value of future notes and capital lease payments ...    $ 22,573
                                                                     ========


6. PROGRAM CONTRACTS PAYABLE:

Future payments required under program contracts payable as of December 31, 1997, are as follows (in thousands):

     1998 ...................................................    $  66,404
     1999 ...................................................       40,026
     2000 ...................................................       20,375
     2001 ...................................................        1,770
     2002 ...................................................          208
     2003 and thereafter ....................................           29
                                                                 ---------
                                                                   128,812
     Less: Current portion ..................................      (66,404)
                                                                 ---------
     Long-term portion of program contracts payable .........    $  62,408
                                                                 =========

Included in the current portion amounts are payments due in arrears of $14.3 million. In addition, the Companies have entered into noncancelable commitments for future program rights aggregating $56.9 million as of December 31, 1997.

The Company has estimated the fair value of its program contract payables and noncancelable commitments at approximately $102.7 million and $43.1 million, respectively, as of December 31, 1996, and $118.9 million and $46.7 million, respectively, at December 31, 1997, based on future cash flows discounted at the Company's current borrowing rate.


7. PREPAYMENT OF SYNDICATED PROGRAM CONTRACT LIABILITIES:

In connection with the 1996 acquisitions (see Note 12), the Company assumed certain syndicated program contracts payable for which the underlying value of the associated syndicated program assets was determined, by management, to be of little or no value. The Company negotiated the prepayment of syndicated program contracts payable for certain of the 1996 acquisitions, as well as certain other of the Company's subsidiaries. During the years ended December 31, 1996 and 1997, the Company made cash payments totaling $15.1 million and $1.4 million, respectively, relating to these negotiations. For subsidiaries owned prior to 1996, the Company recognized related amortization of excess syndicated programming of $3.0 million for the year ended December 31, 1996.

                SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1995, 1996 AND 1997 - (CONTINUED)

8. RELATED PARTY TRANSACTIONS:

In connection with the start-up of an affiliate in 1990, certain SBG Class B Stockholders issued a note allowing them to borrow up to $3.0 million from the Company. This note was amended and restated June 1, 1994, to a term loan bearing interest of 6.88% with quarterly principal payments beginning March 31, 1996 through December 31, 1999. As of December 31, 1996 and 1997, the balance outstanding was approximately $1.8 and $1.3 million, respectively.

During the year ended December 31, 1993, the Company loaned Gerstell Development Limited Partnership (a partnership owned by Class B Stockholders) $2.1 million. The note bears interest at 6.18%, with principal payments beginning on November 1, 1994, and a final maturity date of October 1, 2013. As of December 31, 1996 and 1997, the balance outstanding was approximately $1.9 million.

Concurrently  with the  initial  public  offering  (see  Note 13),  the  Company acquired options from certain stockholders of Glencairn that will grant the Company the right to acquire, subject to applicable FCC rules and regulations, up to 97% of the capital stock of Glencairn. The Glencairn options were purchased by the Company for nominal consideration and will be exercisable only upon payment of an aggregate price equal to Glencairn's cost for the underlying stations, plus a 10% annual return. Glencairn is the owner-operator and FCC licensee of WNUV in Baltimore, WVTV in Milwaukee, WRDC in Raleigh/Durham, WABM in Birmingham, KRRT in Kerrville and WFBC in Asheville/Greenville/Spartanburg. The Company has entered into five-year LMA agreements (with five-year renewal options) with Glencairn pursuant to which the Company provides programming to Glencairn for airing on WNUV, WVTV, WRDC, WABM, KRRT and WFBC during the hours of 6:00 a.m. to 2:00 a.m. each day and has the right to sell advertising during this period. During the years ended December 31, 1995, 1996 and 1997, the Company made payments of $5.6 million, $7.3 million and $8.4 million respectively, to Glencairn under these LMA agreements.

During the years ended December 31, 1995, 1996 and 1997, the Company from time to time entered into charter arrangements to lease airplanes owned by certain Class B Stockholders. During the years ended December 31, 1995, 1996 and 1997, the Company incurred expenses of approximately $489,000, $336,000 and $736,000 related to these arrangements, respectively.

In May 1996, the Company acquired certain assets from River City, obtained options to acquire other assets from River City and entered into an LMA to provide programming services to certain television and radio stations, of which River City is the owner of the License Assets. Certain individuals who have direct or indirect beneficial owners of equity interests in River City are affiliates of the Company. During the years ended December 31, 1996 and 1997, the Company incurred LMA expenses relating to River City of $1.4 million and $896,000, respectively.

In September 1996, the Company entered into a five-year agreement with River City pursuant to which River City will provide to the Company certain production services. Pursuant to this agreement, River City will provide certain services to the Company in return for an annual fee of $416,000, subject to certain adjustments on each anniversary date. During the years ended December 31, 1996 and 1997, the Company incurred expenses relating to this agreement of $166,000 and $397,000, respectively.

An individual who is an affiliate of the Company is the owner of 100% of the common stock of Keymarket of South Carolina, Inc. ("KSC"). The Company has exercised its option to acquire all of the assets of KSC for consideration of forgiveness of KSC debt in an aggregate principal amount of approximately $7.4 million, plus a payment of approximately $1.0 million, less certain adjustments. The Company will close this transaction upon FCC approval which is anticipated to occur during 1998. The Company also purchased two properties from this affiliate for an aggregate purchase price of approximately $1.75 million as required by certain leases assigned to the Company in connection with the River City acquisition.

During May 1996, the Company, along with the Class B Stockholders, formed Beaver Dam Limited Partnership (BDLP), of which the Company owned a 45% interest. BDLP was formed for the purpose of construct-

                SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1995, 1996 AND 1997 - (CONTINUED)

ing and owning a building which may be the site for the Company's corporate headquarters. The Company made capital contributions of approximately $380,000. During 1997, the Partnership made a liquidating distribution to the Company of approximately $380,000 and the Company no longer owns an interest in BDLP.

Certain assets used by the Company's operating subsidiaries are leased from Cunningham, KIG and Gerstell (entities owned by the Class B Stockholders). Lease payments made to these entities were $1.3 million, $1.3 million, and $1.4 million for the years ended December 31, 1995, 1996 and 1997, respectively.


9. INCOME TAXES:

The Company files a consolidated federal income tax return and separate company state tax returns. The provision (benefit) for income taxes consists of the following as of December 31, 1995, 1996 and 1997 (in thousands):





                                                                      1995         1996          1997
                                                                  -----------   ---------   -------------
Provision for income taxes before extraordinary item ..........    $  5,200      $6,936       $  15,984
Income tax effect of extraordinary item .......................      (3,357)         --          (4,045)
                                                                   --------      ------       ---------
                                                                   $  1,843      $6,936       $  11,939
                                                                   ========      ======       =========
Current:
 Federal ......................................................    $  5,374      $  127       $ (10,581)
 State ........................................................       1,558       4,479           1,938
                                                                   --------      ------       ---------
                                                                      6,932       4,606          (8,643)
                                                                   --------      ------       ---------
Deferred:
 Federal ......................................................      (4,119)      2,065          18,177
 State ........................................................        (970)        265           2,405
                                                                   --------      ------       ---------
                                                                     (5,089)      2,330          20,582
                                                                   --------      ------       ---------
                                                                   $  1,843      $6,936       $  11,939
                                                                   ========      ======       =========


The following is a reconciliation of federal income taxes at the applicable statutory rate to the recorded provision (benefit):

                                                                                 1995         1996         1997
                                                                              ----------   ----------   ----------
Statutory federal income taxes ............................................       34.0%        34.0%        34.0%
Adjustments-
 State income and franchise taxes, net of federal effect ..................        2.8         16.7          6.3
 Goodwill amortization ....................................................       16.4         24.3         17.0
 Non-deductible expense items.. ...........................................        3.7          6.1          8.5
 Tax liability related to dividends on Parent Preferred Stock (a) .........         --           --         70.3
 Other ....................................................................       (5.9)         4.9          3.0
                                                                                  ----         ----        -----
Provision for income taxes ................................................       51.0%        86.0%       139.1%
                                                                                  ====         ====        =====

----------
(a) In March 1997, the Company issued the HYTOPS securities (see Note 17). In connection with this transaction, Sinclair Broadcast Group, Inc. (the "Parent") issued $206.2 million of Series C Preferred Stock (the "Parent Preferred Stock") to KDSM, Inc., a wholly owned subsidiary. Parent Preferred Stock dividends paid to KDSM, Inc. are considered taxable income for Federal tax purposes and not considered income for book purposes. Also for Federal tax purposes, KDSM, Inc. is allowed a tax deduction for dividends received on the Parent Preferred Stock in an amount equal to Parent Preferred Stock dividends received in each taxable year limited to the extent that the Parent's consolidated group has "earnings and profits". To the extent that dividends received by KDSM, Inc. are in excess of the Parent's consolidated group earnings and profits, the Parent will reduce its tax basis in the Parent Preferred Stock which gives rise to a deferred tax liability (to be recognized upon redemption) and KDSM, Inc.'s dividend income is treated as a permanent difference between taxable income and book income. During the year ended December 31, 1997, the Parent did not generate earnings and profits which resulted in a reduction in basis of the Parent's Series C Preferred Stock of $20.8 million which generated a related deferred tax liability of $8.4 million.

                SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1995, 1996 AND 1997 - (CONTINUED)

Temporary differences between the financial reporting carrying amounts and the tax basis of assets and liabilities give rise to deferred taxes. The Company had a net deferred tax asset and deferred tax liability of $782,000 and $21.5 million as of December 31, 1996 and 1997, respectively. The realization of deferred tax assets is contingent upon the Company's ability to generate sufficient future taxable income to realize the future tax benefits associated with the net deferred tax asset. Management believes that deferred assets will be realized through future operating results.

The Company has total available Federal NOL's of approximately $57.3 million as of December 31, 1997, which expire during various years from 2004 to 2012. These NOL's are recorded within refundable income taxes and deferred taxes in the accompanying Consolidated Balance Sheet as of December 31, 1997. Certain of these NOL's are limited to use within a specific entity, and certain NOL's are subject to annual limitations under Internal Revenue Code Section 382 and similar state provisions.

Total deferred tax assets and deferred tax liabilities as of December 31, 1996 and 1997, including the effects of businesses acquired, and the sources of the difference between financial accounting and tax bases of the Company's assets and liabilities which give rise to the deferred tax assets and deferred tax liabilities and the tax effects of each are as follows (in thousands):

                                                                              1996         1997
                                                                           ----------   ---------
Deferred Tax Assets:
 Accruals and reserves .................................................    $ 2,195      $ 3,015
 Loss on disposal of fixed assets ......................................         --          148
 Net operating losses ..................................................      4,829       10,435
 Program contracts .....................................................      2,734        3,410
 Other .................................................................        713          903
                                                                            -------      -------
                                                                            $10,471      $17,911
                                                                            =======      =======
Deferred Tax Liabilities:
 FCC license ...........................................................    $ 2,613      $ 5,346
 Parent Preferred Stock deferred tax liability [see (a) above] .........         --        8,388
 Hedging instruments. ..................................................        188           15
 Fixed assets and intangibles ..........................................      4,430       23,572
 Capital lease accounting ..............................................      1,304        1,647
 Affiliation agreement.. ...............................................        691           --
 Investment in partnerships. ...........................................        209          420
 Other .................................................................        254           65
                                                                            -------      -------
                                                                            $ 9,689      $39,453
                                                                            =======      =======


During 1996, the Company made a $1.1 million deferred tax adjustment to decrease its deferred tax asset and increase goodwill under the purchase accounting guidelines of APB 16 and in accordance with SFAS 109 related to the opening deferred tax asset balances of certain 1995 acquisitions.

10. EMPLOYEE BENEFIT PLAN:

The Sinclair Broadcast Group, Inc. 401(k) Profit Sharing Plan and trust (the "SBG Plan") covers eligible employees of the Company. Contributions made to the SBG Plan include an employee elected salary reduction amount, company matching contributions and a discretionary amount determined each year by the Board of Directors. The Company's 401(k) expense for the years ended December 31, 1995, 1996 and 1997, was $271,000, $657,000 and $1.0 million, respectively. There were no discretionary contributions during these periods. During December 1997, the Company registered 400,000 shares of its Class "A" Common Stock with the Securities and Exchange Commission (the "Commission") to be issued as a matching contribution for the 1997 plan year and subsequent plan years.

                SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1995, 1996 AND 1997 - (CONTINUED)

11. CONTINGENCIES AND OTHER COMMITMENTS:


  LITIGATION
  ----------

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


  OPERATING LEASES
  ----------------

The Company has entered into operating leases for certain property and equipment under terms ranging from three to ten years. The rent expense under these leases, as well as certain leases under month-to-month arrangements, for the years ended December 31, 1995, 1996 and 1997, aggregated approximately $1.1 million, $3.1 million and $3.9 million, respectively.

Future minimum payments under the leases are as follows (in thousands):


     1998 ........................    $ 3,427
     1999 ........................      2,226
     2000 ........................      1,583
     2001 ........................      1,382
     2002 ........................      1,172
     2003 and thereafter .........      4,988
                                      -------
                                      $14,778
                                      =======

12. ACQUISITIONS:


  1995 ACQUISITIONS AND DISPOSITIONS
  ----------------------------------

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

In January 1995, the Company acquired the license and non-license assets of the Paramount Station Group of Raleigh/Durham, Inc. which owned and operated WLFL in Raleigh/Durham, North Carolina for $55.5 million, plus the assumption of $3.7 million in liabilities. The acquisition was accounted for under the purchase method of accounting whereby the purchase price was allocated to property and programming assets, acquired intangible broadcasting assets and other intangible assets for $8.6 million, $15.9 million and $34.7 million, respectively, based upon an independent appraisal. Intangible assets are being amortized over periods of 1 to 40 years.

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

                SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1995, 1996 AND 1997 - (CONTINUED)

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

In November 1995, the Company acquired the non-license assets of WDBB in Tuscaloosa, Alabama for a purchase price of $400,000. In addition, the Company made "Option Grant Payments" of $11.3 million to certain parties for options to purchase the issued and outstanding stock of WDBB, Inc., which holds the license assets of WDBB. The option agreement further provides for the payment of option grant installments of $2.6 million over five years and a final option exercise price of $100,000. The acquisition was accounted for under the purchase method of accounting whereby $11.1 million was allocated to the property and program assets based upon an independent appraisal. The total of Option Grant Payments paid and grant installments accrued of $14.0 million was allocated to other intangible assets and is being amortized over 15 years.


1996 ACQUISITIONS
-----------------

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

Simultaneously, the Company entered into option agreements to purchase certain license assets for an aggregate option exercise price of $20 million. In September 1996, after receiving FCC approval for license transfer, the Company made a cash payment of $6.9 million to acquire certain radio station FCC licenses. During 1997, the Company exercised its options to acquire certain other FCC licenses and now owns all of the License Assets (or has entered into an LMA with respect to) all of the television and radio stations with respect to which it acquired non-license assets from River City, other than WTTV-TV and WTTK-TV in Indianapolis, Indiana.

Also, simultaneously with the acquisition, the Company entered into an option agreement to purchase the license and non-license assets of WSYX-TV in Columbus, Ohio. The option purchase price for this television station is $100 million plus the amount of River City indebtedness secured by the WSYX assets on the exercise date (not to exceed the amount at the date of closing of $135 million). Pursuant to

                SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1995, 1996 AND 1997 - (CONTINUED)

the WSYX option agreement, the Company is required to make certain "Option Extension Fees", as defined. These fees are required to begin quarterly beginning with December 31, 1996, through the earlier of the "Option Grant Date" or the expiration date of June 30, 1999. The Option Extension Fees are calculated as 8% per annum of the option purchase price through the first anniversary of the Option Grant Date, 15% per annum of the option purchase price through the second anniversary of the Option Grant Date and 25% per annum of the option purchase price through the expiration of the WSYX option agreement. As of December 31, 1997, the Company incurred Option Extension Fees and other costs relating to WSYX-TV totaling $22.9 million.

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

                SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1995, 1996 AND 1997 - (CONTINUED)

4. Stock Options and Awards:

     Long-Term Incentive Plan-

   In June 1996, the Board of Directors adopted, upon approval of the stockholders by proxy, the 1996 Long-Term Incentive Plan of the Company (the "LTIP"). The purpose of the LTIP is to reward key individuals for making major contributions to the success of the Company and its subsidiaries and to attract and retain the services of qualified and capable employees. A total of 2,073,673 shares of Class A Common Stock is reserved and available for awards under the plan. In connection with the River City acquisition, 244,500 options were granted to certain employees and 1,382,454 were granted to Barry Baker (see Executive Employment Agreement below) under this plan with an exercise price of $30.11 per share.

   The Company recorded deferred compensation of $1.9 million as additional paid-in capital at the stock option grant date. During the years ended December 31, 1996 and 1997, compensation expense of $739,000 and $605,000 was recorded relating to the options issued under the LTIP, respectively. The remaining deferred compensation of approximately $954,000 will be recognized as expense on a straight-line basis over the vesting period.

     Incentive Stock Option Plan-

   In June 1996, the Board of Directors adopted, upon approval of the stockholders by proxy, certain amendment to the Company's Incentive Stock Option Plan. The purpose of the amendments was (i) to increase the number of shares of Class A Common Stock approved for issuance under the plan from 400,000 to 500,000, (ii) to delegate to Barry Baker the authority to grant certain options, (iii) to lengthen the period after the date of grant before options become exercisable, from two years to three (iv) and to provide immediate termination and three-year ratable vesting of options in certain circumstances. In connection with the River City acquisition, the Company granted 287,000 options to key management employees at an exercise price of $37.75, the fair market value at the date of grant.

5. Executive Employment Agreement

   In connection with the acquisition of River City, the Company entered into a five-year employment agreement (the "Baker Employment Agreement") with Barry Baker, pursuant to which Mr. Baker will become President and Chief Executive Officer of SCI and Executive Vice President of the Company, at such time as Mr. Baker is able to hold those positions consistent with applicable FCC regulations. Until such time as Mr. Baker is able to become an officer of the Company, he serves as a consultant to the Company pursuant to a consulting agreement and received compensation that he would be entitled to as an officer under the Baker Employment Agreement. If the Baker Employment Agreement is terminated by the Company other than for cause (as defined) or by Mr. Baker for good cause (constituting certain occurrences specified in the agreement), Mr. Baker shall be entitled to certain termination payments entitling him to his salary and bonuses which would have been paid under the agreement; to purchase certain television or radio assets acquired by the Company from River City at fair market value, and all stock options held by Mr. Baker shall vest immediately.


OTHER 1996 ACQUISITIONS

In May 1995, the Company entered into option agreements to acquire all of the license and non-license assets of WSMH-TV in Flint, Michigan (WSMH). In July 1995, the Company paid the $1.0 million option exercise price to exercise its option and in February 1996, the Company consummated the acquisition for a purchase price of $35.4 million. The acquisition was accounted for under the purchase

                SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1995, 1996 AND 1997 - (CONTINUED)

method of accounting whereby the purchase price was allocated to property and programming assets, acquired intangible broadcasting assets and other intangible assets for $1.9 million, $6.0 million and $27.5 million, respectively, based upon an independent appraisal.

In March 1996, the Company entered into an agreement to acquire the outstanding stock of Superior Communications, Inc. (Superior) which owns the license and non-license assets of the television stations KOCB in Oklahoma City, Oklahoma and WDKY in Lexington, Kentucky. In May 1996, the Company consummated the acquisition for a purchase price of $63.5 million. The acquisition was accounted for under the purchase method of accounting whereby the purchase price was allocated to property and programming assets, acquired intangible broadcasting assets and other intangible assets for $7.3 million, $20.4 million, respectively, based upon an independent appraisal.

In January 1996, the Company entered into an agreement to acquire license and non-license assets of the television station WYZZ in Peoria, Illinois. In July 1996, the Company consummated the acquisition for a purchase price of $21.1 million. The acquisition was accounted for under the purchase method of accounting whereby the purchase price was allocated to property and programming assets, acquired intangible broadcasting assets and other intangible assets for $2.2 million, $4.3 million and $14.6 million, respectively, based upon an independent appraisal.

In July 1996, the Company entered into an agreement to acquire license and non-license assets of the television station KSMO in Kansas City, Missouri through the exercise of its options described in Note 13 for a total purchase price of $10.0 million. The acquisition was accounted for under the purchase method of accounting whereby the purchase price was allocated to property and programming assets and acquired intangible broadcasting assets for $4.6 million and $5.4 million, respectively, based upon an independent appraisal.

In August 1996, the Company acquired the license and non-license assets of the television station WSTR in Cincinnati, Ohio for a total purchase price of $8.7 million. The acquisition was accounted for under the purchase method of accounting whereby the purchase price was allocated to property and programming assets and acquired intangible broadcasting assets for $6.2 million and $2.5 million, respectively, based upon an independent appraisal.


1997 ACQUISITIONS AND AGREEMENTS TO ACQUIRE CERTAIN ASSETS:
-----------------------------------------------------------

1997 ACQUISITIONS

In January 1997, the Company entered into a purchase agreement to acquire the license and non-license assets of KUPN-TV, the UPN affiliate in Las Vegas, Nevada, for a purchase price of $87.5 million. Under the terms of this agreement, the Company made cash deposit payments of $9.0 million and in May
1997, the Company closed on the acquisition making cash payments of $78.5 million for the remaining balance of the purchase price and other related closing costs. The acquisition was accounted for under the purchase method of accounting whereby the purchase price was allocated to property and programming assets, acquired intangible broadcasting assets and other intangible assets for $1.6 million, $17.9 million and $68.0 million, respectively, based upon an independent appraisal. The Company financed the transaction by utilizing proceeds from the HYTOPS offering (see Note 17) combined with indebtedness under the 1997 Bank Credit Agreement.

In 1997, the Company exercised options to acquire the license and non-license assets of the following radio stations: WGR-AM and WWWS-AM (Buffalo, New York) and WWFH-FM, WILP-AM, WWSH-FM and WKRF-FM (Wilkes-Barre/Scranton, Pennsylvania). During the year ended December 31, 1997, the Company made payments totaling approximately $3.1 million to acquire the license and non-license assets of these radio stations.

                SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1995, 1996 AND 1997 - (CONTINUED)

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


AGREEMENT TO ACQUIRE HERITAGE

On July 16, 1997, the Company entered into agreements (the "Heritage Acquisition Agreements") with The News Corporation Limited, Heritage Media Group, Inc. and certain subsidiaries of Heritage Media Corporation (collectively, "Heritage"), pursuant to which the Company agreed to acquire certain television and radio station assets. Under the Heritage Acquisition Agreements, the Company will acquire the assets of, or the right to program pursuant to LMAs, six television stations in three markets and the assets of 24 radio stations in seven markets (the "Heritage Acquisition"). The aggregate purchase price for the assets is $630 million payable in cash at closing, less deposits paid of $65.5 million and amounts paid in January 1998 relating to the closing of certain television assets of $215 million (see Note 24). In January and February 1998, the Company completed the acquisition of the Heritage radio and television stations except for the television stations in the Burlington, Vermont-Plattsburgh, New York market and the radio stations in the New Orleans, Louisiana market. Because of FCC ownership limitations, the Company will be required to agree to divest one or more of the radio stations it owns or proposes to acquire in the New Orleans market before closing the Heritage Acquisition with respect to that market. Closing of the New Orleans radio stations is conditioned on, among other things, FCC approval.


AGREEMENT TO ACQUIRE LAKELAND GROUP

In November 1997, the Company entered into an agreement to acquire 100% of the stock of Lakeland Group Television Inc. for a purchase price of $50 million (the "Lakeland Acquisition") and made a cash deposit of $1.5 million. Upon the closing of the Lakeland Acquisition, the Company will acquire television station KLGT in Minneapolis, Minnesota. The Lakeland Acquisition is expected to close in the second quarter of 1998.


AGREEMENT TO ACQUIRE MAX MEDIA

On December 2, 1997, the Company entered into agreements to acquire, directly or indirectly, all of the equity interests of Max Media Properties, L.L.C. ("Max Media"). As a result of this transaction, the Company will acquire, or acquire the right to program pursuant to LMAs, nine television stations and

                SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1995, 1996 AND 1997 - (CONTINUED)

eight radio stations in eight markets (the "Max Media Acquisition"). The aggregate purchase price is $255 million payable in cash at closing (less a deposit of $12.8 million paid at the time of signing the acquisition agreement), a portion of which will be used to retire existing debt of Max Media at closing. Max Media's television station WKEF-TV in Dayton, Ohio has an overlapping service area with the Company's television stations WTTE-TV in Columbus, Ohio, WSTR-TV in Cincinnati, Ohio, and with Company LMA station WTTV-TV in Indianapolis, Indiana. In addition, Max Media's television station WEMT-TV in Tri-Cities, Tennessee/Virginia has an overlapping service area with the Company's television station WLOS-TV in Asheville, North Carolina and Max Media's television station KBSI-TV in Paducah, Kentucky/Cape Girardeau, Missouri has an overlapping service area with the Company's television station KDNL-TV in St. Louis, Missouri. Furthermore, the Company owns a television station (and proposes to acquire radio stations from Heritage) in the Norfolk-Virginia Beach-Newport News, Virginia market, where four of Max Media's radio stations are located. Consequently, the Company has requested waivers from the FCC to allow the Company to complete the Max Media Acquisition. There can be no assurance that such waivers will be granted. As a result of the Max Media Acquisition and the Heritage Acquisition, the Company intends to dispose of two of the FM radio stations in the Norfolk-Virginia Beach-Newport News, Virginia radio market that it has agreed to acquire from Heritage and Max Media in order to be in compliance with the FCC regulations that limit the number of radio stations that can be owned in a market. The Max Media Acquisition is subject to FCC and Department of Justice (DOJ) approval and certain other conditions, and is anticipated to be completed in the second quarter of 1998. The transaction is expected to be financed through borrowings under the Company's Bank Credit Agreement.


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

The Company consummated the following transactions concurrent with or prior to the offering:

1. The Company purchased the options to acquire the partnership interests and liabilities of KSMO in Kansas City, Missouri and WSTR in Cincinnati, Ohio ("Option Stations") from the stockholders for an aggregate purchase price was $9.0 million. The stockholders also assigned to the Company their rights and obligations under an option agreement among the stockholders and a commercial bank which held secured debt of KSMO and WSTR.

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

4. The Board of Directors of the Company adopted Amended and Restated Articles of Incorporation to authorize up to 35,000,000 shares of Class A Common Stock, par value $.01 per share, 35,000,000 shares of Class B Common Stock, par value $.01 per share and 5,000,000 shares of Preferred Stock, par value $.01 per share; completed a reclassification and conversion of its outstanding common stock into shares of Class B Common Stock; and effected an approximately 49.1 for 1 stock split of the Company's common stock (resulting in 29,000,000 shares of Class B Common Stock outstanding). The reclassification, conversion and stock split have been retroactively reflected in the accom-

                SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1995, 1996 AND 1997 - (CONTINUED)

    panying consolidated balance sheets and statements of stockholders' equity. In June 1996, the Company amended its charter, increasing the number of shares of Class A Common Stock authorized to be issued from 35,000,000 to 100,000,000 (see Note 12).

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


14. SHELF REGISTRATION STATEMENTS:

In September 1996, the Company filed and in November 1996 obtained effectiveness of a registration statement on Form S-3 with the Commission with respect to the sale by certain selling stockholders of 5,564,253 shares of Class A Common Stock. These shares represent 4,181,818 shares of Class A Common Stock issuable upon conversion of Series B Preferred Stock and 1,382,435 shares of Class A Common Stock issuable upon exercise of options held by Barry Baker.

In October 1996, the Company filed a registration statement on Form S-3 with the Commission for the purpose of offering additional shares of its Class A Common Stock to the public. In August 1997, the Company amended this registration statement to reflect the registration of $1 billion of securities to be offered to the public, covering Class A Common Stock, Preferred Stock and debt securities (the "Shelf Registration"). In September 1997, the Company completed offerings of its Class A Common Stock and Series D Preferred Stock pursuant to the Shelf Registration. In December 1997, the Company issued the 8 3/4% Notes pursuant to the Shelf Registration.


15. SECONDARY PUBLIC OFFERING OF CLASS A COMMON STOCK:

In September 1997, the Company and certain stockholders of the Company completed a public offering of 4,345,000 and 1,750,000 shares, respectively of Class A Common Stock (the "Common Stock Offering"). The shares were sold pursuant to the Shelf Registration for an offering price of $36.50 per share and generated proceeds to the Company of $151.0 million, net of underwriters' discount and other offering costs of $7.6 million. The Company utilized a significant portion of the Common Stock Offering proceeds to repay indebtedness under the 1997 Bank Credit Agreement (see Note 4).


16. PUBLIC OFFERING OF SERIES D PREFERRED STOCK:

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

The Convertible Exchangeable Preferred Stock has a liquidation preference of $50 per share and a stated annual dividend of $3.00 per share payable quarterly out of legally available funds and are convertible into shares of Class A Common Stock at the option of the holders thereof at a conversion price of $45.625 per share, subject to adjustment. The shares of Convertible Exchangeable Preferred Stock are

                SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1995, 1996 AND 1997 - (CONTINUED)

exchangeable at the option of the Company, for 6% Convertible Subordinated Debentures of the Company, due 2012, and are redeemable at the option of the Company on or after September 20, 2000 at specified prices plus accrued dividends.

The Company received total net proceeds of $319.1 million from the Preferred Stock Offering and the Common Stock Offering. The Company utilized $285.7 million of the net proceeds from the Common Stock Offering and the Preferred Stock Offering to repay outstanding borrowings under the revolving credit facility, $8.9 million to repay outstanding amounts under the Tranche A term loan of the 1997 Bank Credit Agreement and retained the remaining net proceeds of approximately $24.5 million for general corporate purposes.


17. COMPANY OBLIGATED MANDATORILY  REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY
    TRUST:

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

Pursuant to a Registration Rights Agreement entered into in connection with the private placement of the HYTOPS, the Company offered holders of the HYTOPS the right to exchange the HYTOPS for new HYTOPS having the same terms as the existing securities, except that the exchange of the new HYTOPS for the existing HYTOPS has been registered under the Securities Act. On May 2, 1997, the Company filed a registration statement on Form S-4 with the Commission for the purpose of registering the new HYTOPS to be offered in exchange for the aforementioned existing HYTOPS issued by the Company in March 1997 (the "Exchange Offer"). The Company's Exchange Offer was closed and became effective August 11, 1997, at which time all of the existing HYTOPS were exchanged for new HYTOPS.

Amounts payable to the holders of HYTOPS are recorded as "Subsidiary trust minority interest expense" in the accompanying financial statements and were $18.6 million for the year ended December 31, 1997.


18. STOCK-BASED COMPENSATION PLANS:

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

                SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1995, 1996 AND 1997 - (CONTINUED)

A summary of changes in outstanding stock options follows:

                                                       WEIGHTED-                     WEIGHTED-
                                                        AVERAGE                       AVERAGE
                                                        EXERCISE                     EXERCISE
                                          OPTIONS        PRICE       EXERCISABLE       PRICE
                                       ------------   -----------   -------------   ----------
Outstanding at end of 1994 .........           --       $   --               --       $   --
1995 Activity:
 Granted ...........................       68,000        21.00               --           --
                                           ------       ------               --       ------
Outstanding at end of 1995 .........       68,000        21.00               --           --
1996 Activity:
 Granted ...........................    1,904,785        31.50               --           --
 Exercised .........................           --           --               --           --
 Forfeited .........................        3,750        21.00               --           --
                                        ---------       ------               --       ------
Outstanding at end of 1996 .........    1,969,035        31.16          736,218        30.11
                                        ---------       ------          -------       ------
1997 Activity:
 Granted ...........................      274,450        33.74               --           --
 Exercised .........................        5,000        21.00               --           --
 Forfeited .........................      126,200        35.69               --           --
                                        ---------       ------          -------       ------
Outstanding at end of 1997 .........    2,112,285      $ 34.19        1,214,076      $ 29.82
                                        =========      =======        =========      =======

Additional information regarding stock options outstanding at December 31, 1997, follows:

                               WEIGHTED-      WEIGHTED-
                                AVERAGE        AVERAGE
                               REMAINING      REMAINING                      WEIGHTED-
                                VESTING      CONTRACTUAL                      AVERAGE
                 EXERCISE       PERIOD           LIFE                        EXERCISE
 OUTSTANDING       PRICE      (IN YEARS)      (IN YEARS)     EXERCISABLE       PRICE
-------------   ----------   ------------   -------------   -------------   ----------
     54,250      $  21.00         0.13            7.44           38,250      $  21.00
  1,708,935         30.11         0.67            8.49        1,175,826         30.11
    326,100         37.75         1.76            8.76               --            --
     23,000         41.875        2.97            9.97               --            --
 ----------      ---------        ----            ----        ---------      --------
  2,112,285      $  34.19         0.85            8.52        1,214,076      $  29.82
 ==========      =========        ====            ====        =========      ========

                SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1995, 1996 AND 1997 - (CONTINUED)

Had compensation cost for the Company's 1995, 1996, and 1997 grants for stock-based compensation plans been determined consistent with SFAS 123, the Company's net income, net income applicable to common share before extraordinary items, and net income per common share for these years would approximate the pro forma amounts below (in thousands except per share data):

                                                1995                      1996                       1997
                                      ------------------------- ------------------------- --------------------------
                                       AS REPORTED   PRO FORMA   AS REPORTED   PRO FORMA   AS REPORTED    PRO FORMA
                                      ------------- ----------- ------------- ----------- ------------- ------------
Net income (loss) before extraor-
 dinary item ........................    $ 4,988      $4,799       $ 1,131     $ (1,639)    $  (4,496)   $  (5,871)
                                         -------      ------       -------     --------     ---------    ---------
Net income (loss) ...................    $    76      $ (113)      $ 1,131     $ (1,639)    $ (10,566)   $ (11,941)
                                         -------      ------       -------     --------     ---------    ---------
Net income (loss) available to
 common shareholders ................    $    76      $ (113)      $ 1,131     $ (1,639)    $ (13,329)   $ (14,704)
                                         -------      ------       -------     --------     ---------    ---------
Basic net income per share before
 extraordinary items ................    $   .15      $  .15       $   .03     $   (.05)    $    (.20)   $    (.24)
                                         -------      ------       -------     --------     ---------    ---------
Basic net income per share after
 extraordinary items ................    $    --      $   --       $   .03     $   (.05)    $    (.37)   $    (.41)
                                         -------      ------       -------     --------     ---------    ---------
Diluted net income per share be-
 fore extraordinary items ...........    $   .15      $  .15       $   .03     $   (.05)    $    (.20)   $    (.24)
                                         -------      ------       -------     --------     ---------    ---------
Diluted net income per share af-
 ter extraordinary items ............    $    --      $   --       $   .03     $   (.05)    $    (.37)   $    (.41)
                                         -------      ------       -------     --------     ---------    ---------

The Company has computed for pro forma disclosure purposes the value of all options granted during 1995, 1996, and 1997 using the Black-Scholes option pricing model as prescribed by SFAS No. 123 and the following weighted average assumptions:


                                   YEARS ENDED DECEMBER 31,
                            ---------------------------------------
                               1995         1996           1997
                            ----------   ----------   -------------
Risk-free interest rate     5.78%        6.66%        5.66 - 6.35%
Expected lives              5 years      5 years           5 years
Expected volatility           35%          35%                 35%

Adjustments are made for options forfeited prior to vesting.

19. EQUITY PUT AND CALL OPTIONS:

During December 1996, the Company entered into physically settled in cash put and call option contracts related to the Company's common stock. These option contracts were entered into for the purpose of hedging the dilution of the Company's common stock upon the exercise of stock options granted. The Company entered into 250,000 call options for common stock and 320,600 put options for common stock, with a strike price of $37.75 and $27.88 per common share, respectively. To the extent that the Company entered into put option contracts, the additional paid-in capital amounts were adjusted accordingly and reflected as Equity Put Options in the accompanying balance sheet as of December 31, 1996. In March 1997, the Company amended its put option contracts from physically settled in cash to physically or net physically settled in shares, at the election of the Company, and reclassified amounts reflected as Equity Put Options to "Additional paid-in capital -- equity put options" as reflected in the accompanying balance sheet as of December 31, 1997.

In April 1997, the Company entered into put and call option contracts related to its common stock for the purpose of hedging the dilution of the common stock upon the exercise of stock options granted. The Company entered into 550,000 European style (that is, exercisable on the expiration date only) put

                SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1995, 1996 AND 1997 - (CONTINUED)

options for common stock with a strike price of $25.78 per share which provide for settlement in cash or in shares, at the election of the Company. The Company entered into 550,000 American style (that is, exercisable any time on or before the expiration date) call options for common stock with a strike price of $25.78 per share which provide for settlement in cash or in shares, at the election of the Company. The option premium amount of $3.4 million for these contracts, which was recorded as a reduction of additional paid in capital, is payable in quarterly installments at 8.1% interest per annum through the maturity date, July 13, 2000.


20. EARNINGS PER SHARE:

The Company adopted SFAS 128 "Earnings per Share" which requires the restatement of prior periods and disclosure of basic and diluted earnings per share and related computations.


                                                                                       THE YEARS ENDED
                                                                           ----------------------------------------
                                                                               1995          1996          1997
                                                                           -----------   -----------   ------------
Weighted-average number of common shares ...............................      32,198        34,748         35,951
Dilutive effect of outstanding stock options ...........................           7           170            119
Dilutive effect of conversion of preferred shares ......................          --         2,463          4,008
                                                                              ------        ------         ------
Weighted-average number of common
equivalent shares outstanding ..........................................      32,205        37,381         40,078
                                                                              ======        ======         ======
Net income (loss) before extraordinary item ............................    $  4,988      $  1,131      $  (4,496)
                                                                            ========      ========      =========
Net income (loss) ......................................................    $     76      $  1,131      $ (10,566)
Preferred stock dividends payable ......................................          --            --         (2,763)
                                                                            --------      --------      ---------
Net income (loss) available to common shareholders .....................    $     76      $  1,131      $ (13,329)
                                                                            ========      ========      =========
Basic net income (loss) per share before extraordinary items ...........    $    .15      $    .03      $    (.20)
                                                                            ========      ========      =========
Basic net income (loss) per share after extraordinary items ............    $     --      $    .03      $    (.37)
                                                                            ========      ========      =========
Diluted net income (loss) per share before extraordinary items .........    $    .15      $    .03      $    (.20)
                                                                            ========      ========      =========
Diluted net income (loss) per share after extraordinary items ..........    $     --      $    .03      $    (.37)
                                                                            ========      ========      =========

21. FINANCIAL INFORMATION BY SEGMENT:

In June 1997, the Financial Accounting Standards Board (FASB) released Statement of Financial Accounting Standards (SFAS) 131 "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial statements. SFAS 131 supercedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise" and is effective for financial statements for periods beginning after December 15, 1997.

As of December 31, 1997, the Company consisted of two principal business segments - television broadcasting and radio broadcasting. Prior to the acquisition of River City Broadcasting, L.P. in May 1996, the Company did not own, operate or program radio stations. As of December 31, 1997 the Company owns or provides programming services pursuant to LMAs to 29 television stations located in 21 geographically diverse markets in the continental United States. The Company owns 30 radio stations in seven geographically diverse markets. Substantially all revenues represent income from unaffiliated companies.

                SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1995, 1996 AND 1997 - (CONTINUED)

                                                                             TELEVISION
                                                                      YEARS ENDED DECEMBER 31,
                                                                    -----------------------------
                                                                         1996            1997
                                                                    -------------   -------------
Total revenues ..................................................    $  338,467      $  449,878
Station operating expenses. .....................................       142,231         192,049
Depreciation, program amortization and stock-based compensation..        56,420          80,799
Amortization of intangibles and other assets. ...................        55,063          57,897
Amortization of excess syndicated programming.. .................         3,043              --
                                                                     ----------      ----------
Station broadcast operating income ..............................    $   81,710      $  119,133
                                                                     ==========      ==========
Total assets. ...................................................    $1,400,521      $1,736,149
                                                                     ==========      ==========
Capital expenditures. ...........................................    $   12,335      $   16,613
                                                                     ==========      ==========

                                                                             RADIO
                                                                    YEARS ENDED DECEMBER 31,
                                                                    ------------------------
                                                                       1996         1997
                                                                    ----------   ----------
Total revenues ..................................................    $ 40,021     $ 66,557
Station operating expenses. .....................................      25,534       44,327
Depreciation, program amortization and stock-based compensation..       3,827        5,167
Amortization of intangibles and other assets. ...................       3,467        9,943
Amortization of excess syndicated programming.. .................          --           --
                                                                     --------     --------
Station broadcast operating income.. ............................    $  7,193     $  7,120
                                                                     ========     ========
Total assets. ...................................................    $306,776     $298,085
                                                                     ========     ========
Capital expenditures. ...........................................    $    274     $  2,812
                                                                     ========     ========

                SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1995, 1996 AND 1997 - (CONTINUED)

22. UNAUDITED PRO FORMA SUMMARY RESULTS OF OPERATIONS:

The unaudited pro forma summary consolidated results of operations for the years ended December 31, 1996 and 1997, assuming the 1996 and 1997 acquisitions had been consummated on January 1, 1996, are as follows (in thousands, except per share data):

                                                                            (UNAUDITED)     (UNAUDITED)
                                                                                1996           1997
                                                                           -------------   ------------
Revenues, net ..........................................................    $  489,270      $ 520,359
                                                                            ==========      =========
Net loss before extraordinary item .....................................    $  (12,750)     $  (3,643)
                                                                            ==========      =========
Net Loss ...............................................................    $  (12,750)     $  (9,713)
                                                                            ==========      =========
Net loss available to common shareholders ..............................    $  (12,750)     $ (12,476)
                                                                            ==========      =========
Basic and diluted earnings per share before extraordinary item .........    $    (0.37)     $   (0.18)
                                                                            ==========      =========
Basic and diluted earnings per share ...................................    $    (0.37)     $   (0.35)
                                                                            ==========      =========

23. GUARANTOR AND NON-GUARANTOR SUBSIDIARIES:

Prior to the HYTOPS issuance in March 1997, the 1993 Notes and the 10% Notes were guaranteed by all of the Company's subsidiaries other than Cresap Enterprises, Inc. (the Company believes that Cresap Enterprises, Inc. is inconsequential to its operations). In conjunction with the HYTOPS issuance, KDSM, Inc., KDSM Licensee, Inc. and Sinclair Capital (the "Non-Guarantor Subsidiaries") are no longer guarantors of indebtedness under the 1993 Notes or the 10% Notes. Furthermore, the Non-Guarantor Subsidiaries are not guarantors under the Company's 1997 Bank Credit Agreement or the indentures relating to the 9% Notes or the 8 3/4% Notes issued in July 1997 and December 1997, respectively. The following supplemental financial information sets forth on a condensed basis the balance sheet and statement of operations as of and for the year ended December 31, 1997 for Sinclair Broadcast Group, Inc. (without its subsidiaries, the "Parent"), the Non-Guarantor Subsidiaries, and the
subsidiaries (the "Guarantor Subsidiaries") that continue to guarantee indebtedness under the 1997 Bank Credit Agreement, the 1993 Notes, the 10% Notes, the 9% Notes and the 8 3/4% Notes. Certain reclassifications have been made to provide for uniform disclosure of all periods presented. The Company believes that these reclassifications are not material.

                SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1995, 1996 AND 1997 - (CONTINUED)

Balance Sheet information as of December 31, 1997:




                                                                 GUARANTOR    NON-GUARANTOR    ELIMINATION
                                                    PARENT     SUBSIDIARIES    SUBSIDIARIES      ENTRIES         TOTAL
                                                ------------- -------------- --------------- --------------- -------------
Cash and cash equivalents .....................  $  137,683     $    1,633       $     11     $         --    $  139,327
Accounts receivable, net ......................       6,127        125,322          2,150                        133,599
Other current assets ..........................       1,826         53,794          2,206                         57,826
                                                 ----------     ----------       --------                     ----------
Total current assets ..........................     145,636        180,749          4,367               --       330,752
Other long-term assets and acquired in-
 tangible broadcasting assets, net ............   1,390,698      1,259,250        254,173       (1,200,639)    1,703,482
                                                 ----------     ----------       --------     ------------    ----------
Total assets ..................................  $1,536,334     $1,439,999       $258,540     $ (1,200,639)   $2,034,234
                                                 ==========     ==========       ========     ============    ==========
Accounts payable and accrued expenses..........  $   27,507     $   17,806       $    426     $         --    $   45,739
Notes payable and commercial bank fi-
 nancing ......................................      35,207              8             --                         35,215
Other current liabilities .....................       1,595      1,021,272          2,790         (951,907)       73,750
                                                 ----------     ----------       --------     ------------    ----------
Total current liabilities .....................      64,309      1,039,086          3,216         (951,907)      154,704
Notes payable and commercial bank fi-
 nancing ......................................   1,022,841             93             --                      1,022,934
Other long-term liabilities ...................       9,916         98,120          1,575                        109,611
                                                 ----------     ----------       --------                     ----------
Total liabilities .............................   1,097,066      1,137,299          4,791         (951,907)    1,287,249
Minority interest in consolidated subsid-
 iaries .......................................          --          3,697             --                          3,697
Company Obligated Mandatorily Re-
 deemable Security of Subsidiary Trust
 Holding Solely KDSM Senior Deben-
 tures ........................................          --             --        200,000                        200,000
Stockholder's equity ..........................     439,268        299,003         53,749         (248,732)      543,288
                                                 ----------     ----------       --------     ------------    ----------
Total liabilities and stockholders' equity .     $1,536,334     $1,439,999       $258,540     $ (1,200,639)   $2,034,234
                                                 ==========     ==========       ========     ============    ==========

                SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1995, 1996 AND 1997 - (CONTINUED)

Statement of operations information for the year ended December 31, 1997:

                                                                    GUARANTOR      NON-GUARANTOR     ELIMINATION
                                                     PARENT       SUBSIDIARIES      SUBSIDIARIES       ENTRIES         TOTAL
                                                  ------------   --------------   ---------------   ------------   -------------
Total revenues ................................    $      --       $ 507,897         $   8,538       $      --      $  516,435
                                                   ---------       ---------         ---------       ---------      ----------
Program and production including barter
 expenses .....................................           --         128,810             1,482                         130,292
Selling, general and administrative ...........        7,501          96,124             2,459                         106,084
Amortization of program contract costs
 and net realizable value adjustments .........           --          64,711             1,579                          66,290
Amortization of acquired intangible
 broadcasting assets, non-compete and
 consulting agreements and other assets                4,916          61,336             1,588                          67,840
Other depreciation and amortization ...........          713          18,586               377                          19,676
                                                   ---------       ---------         ---------                      ----------
Broadcast operating income ....................      (13,130)        138,330             1,053              --         126,253
Interest and amortization of debt dis-
 count expense ................................      (97,625)        (98,392)          (18,600)         97,624        (116,993)
Interest and other income (expense) ...........       96,297         (17,271)           20,826         (97,624)          2,228
                                                   ---------       ---------         ---------       ---------      ----------
Income (loss) before provision (benefit)
 for income taxes and extraordinary
 item .........................................      (14,458)         22,667             3,279              --          11,488
Provision (benefit) for income taxes ..........       14,740            (140)            1,384                          15,984
                                                   ---------       ---------         ---------                      ----------
Net income before extraordinary item ..........      (29,198)         22,807             1,895              --          (4,496)
Extraordinary item net of income tax
 benefit ......................................       (5,239)           (831)               --                          (6,070)
                                                   ---------       ---------         ---------                      ----------
Net income (loss) .............................    $ (34,437)      $  21,976         $   1,895       $      --      $  (10,566)
                                                   =========       =========         =========       =========      ==========



24. SUBSEQUENT EVENTS:

Heritage Acquisition. As of the date hereof and pursuant to the Heritage Acquisition, (dispositions described below) the Company has acquired or is providing programming services to three television stations in two separate markets and 13 radio stations in four separate markets. The Company has made cash payments totaling $544 million in connection with the closing of these stations during the first quarter of 1998. The Company also has the right to acquire three radio stations in the New Orleans, Louisiana market. Acquisition of the Heritage radio stations in the New Orleans market is subject to approval by the FCC and termination of the applicable waiting period under the HSR Act. The Company has reached an agreement to divest certain radio stations it owns or has the right to acquire in the New Orleans market and expects to receive FCC approval and clearance under the HSR Act in connection with such disposition.

The Company has entered into agreements to sell to STC Broadcasting of Vermont, Inc. ("STC") two television stations and the Non-License Assets and rights to program a third television station, all of which were acquired in the Heritage Acquisition. The three television stations are in the Burlington, Vermont and Plattsburgh, New York market and will be sold for aggregate consideration of approximately $72 million. The Company expects to close the sale to STC during the second quarter of 1998 subject to, among other conditions, approval by the FCC and termination of the applicable waiting period under the HSR Act.

                SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1995, 1996 AND 1997 - (CONTINUED)


The Company has also agreed to sell to Entertainment Communications, Inc. ("Entercom") seven radio stations it acquired in the Heritage Acquisition. The seven stations are located in the Portland, Oregon and Rochester, New York markets and will be sold for aggregate consideration of approximately $126.5 million. Subject to approval by the FCC and termination of the applicable waiting period under the HSR Act, the Company anticipates it will close on the sale of the Portland and Rochester radio stations to Entercom during the second quarter of 1998. Entercom is operating these stations pursuant to an LMA pending closing of the sale.

Montecito Acquisition. In February 1998, the Company entered into an agreement to acquire all of the capital stock of Montecito Broadcasting Corporation ("Montecito") for approximately $33 million (the "Montecito Acquisition"). Montecito owns all of the issued and outstanding stock of Channel 33, Inc. which owns and operates KFBT-TV in Las Vegas, Nevada. Currently, the Company is a Guarantor of Montecito Indebtedness of approximately $33 million. The Company cannot acquire Montecito unless and until FCC rules permit Sinclair to own the broadcast license for more than one station in the Las Vegas market, or unless Sinclair no longer owns the broadcast license for KUPN-TV in Las Vegas. The Company will operate KFBT-TV through an LMA upon expiration of the applicable HSR Act waiting period. The Company expects to be able to enter into the LMA in the second quarter of 1998.

Sullivan Acquisition. In February 1998, the Company entered into an agreement to acquire all of the capital stock of Sullivan Broadcast Holdings, Inc. ("Sullivan Holdings") and Sullivan Broadcasting Company II, Inc. ("Sullivan II" and, together with Sullivan Holdings, "Sullivan") for a purchase price expected to be approximately $950 million to $1 billion, less the amount of certain outstanding indebtedness of Sullivan Holdings assumed by the Company (the "Sullivan Acquisition"). Upon the closing of all aspects of the Sullivan Acquisition, the Company will own or provide programming services to 13 additional television stations in 11 separate markets. The final purchase price will be based on a multiple of Sullivan's projected 1998 cash flow calculated at the initial closing of the Sullivan Acquisition. As part of the total consideration, the Company, at its option, may issue to the sellers up to $100 million of Class A Common Stock based on an average closing price of the Class A Common Stock. Among other conditions, the Sullivan Acquisition is subject to approval by the Federal Communications Commission ("FCC") and termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act"). An initial closing, at which the Company will acquire control of operating assets (excluding the License Assets) of, and acquire the right to program, the 13 television stations, is expected to occur in the second quarter of 1998. A second closing, at which the Company will acquire control of the License Assets of six of the stations, is expected to occur in the third quarter of 1998.

                SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                              INDEX TO SCHEDULES



Schedule II -- Valuation and Qualifying Accounts .........   S - 3



All schedules except those listed above are omitted as not applicable or not required or the required information is included in the consolidated financial statements or in the notes thereto.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of
Sinclair Broadcast Group, Inc.:

     We have audited in accordance with generally accepted auditing standards, the consolidated balance sheets, statements of operations, changes in stockholders' equity and cash flows balance sheets, statements of operations, changes in stockholders' equity and cash flows of Sinclair Broadcast Group, Inc. and Subsidiaries included in this Form 10-K registration statement and have issued our report thereon dated February 9, 1998. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the accompanying index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



Baltimore, Maryland,
February 9, 1998

                                                                    SCHEDULE II


                SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                                (IN THOUSANDS)





                                       BALANCE AT   CHARGED TO    CHARGED                 BALANCE
                                        BEGINNING    COSTS AND   TO OTHER                 AT ENDED
             DESCRIPTION                OF PERIOD    EXPENSES    ACCOUNTS   DEDUCTIONS   OF PERIODS
------------------------------------- ------------ ------------ ---------- ------------ -----------
1995
Allowance for doubtful accounts .....    $  855       $  978    $--           $  767       $1,066
1996
Allowance for doubtful accounts .....     1,066        1,563      575 (1)        732        2,472
1997
Allowance for doubtful accounts .....     2,472        2,655     --            2,207        2,920


----------
(1) Amount represents allowance for doubtful account balances purchased in connection with the acquisition of certain television stations during 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Section 14 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereto duly authorized on March 17, 1998.




                                        SINCLAIR BROADCAST GROUP, INC.

                                        By:    /s/   David B. Amy
                                           ------------------------------------
                                            David B. Amy
                                             Chief Financial Officer
                                             Principal Accounting Officer



                               POWER OF ATTORNEY


     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below under the heading "Signature" constitutes and appoints David D. Smith and David B. Amy as his or her true and lawful attorneys-in-fact each acting alone, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities to sign any or all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, or their substitutes, each acting alone, may lawfully do or cause to be done by virtue hereof.








         SIGNATURE                             TITLE                         DATE
---------------------------   ---------------------------------------   --------------
   /s/ David D. Smith
-------------------------     Chairman of the Board,                    March 17, 1998
     David D. Smith             Chief Executive Officer
                                (Principal executive officer)

   /s/ David B. Amy
-------------------------     Chief Financial Officer and              March  17, 1998
    David B. Amy               (Principal Financial and
                                Accounting Officer


 /s/ Frederick G. Smith
-------------------------    Director                                  March  17, 1998
  Frederick G. Smith

 /s/ J. Duncan Smith
-------------------------    Director                                  March  17, 1998
   J. Duncan Smith


         SIGNATURE                             TITLE                         DATE
---------------------------   ---------------------------------------   --------------

   /s/ Robert E. Smith
-------------------------     Director                                  March  17, 1998
     Robert E. Smith


 -------------------------     Director                                 March    , 1998
    Basil A. Thomas


-------------------------     Director                                  March    , 1998
   Lawrence E. McCanna



  EXHIBIT
  NUMBER                                            DESCRIPTION
---------- ---------------------------------------------------------------------
  3.1     Amended and Restated Certificate of Incorporation (1)
  3.2     By-laws (2)
  4.1 Indenture, dated as of December 9, 1993, among Sinclair Broadcast Group, Inc., its wholly-owned subsidiaries and First Union National Banks of North Carolina, as trustee. (2)
  4.2 Indenture, dated as of August 28, 1995, among Sinclair Broadcast Group, Inc., its wholly-owned subsidiaries and the United States Trust Company of New York as trustee. (2)
  4.3 Form of Senior Subordinated Indenture among Sinclair Broadcast Group, Inc. and First Union National Bank, as trustee. (9)
  4.4 Form of First Supplemental Indenture among Sinclair Broadcast Group, Inc., the Guarantors named therein and First Union National Bank, as trustee, including Form of Note. (9)
 10.1 Asset Purchase Agreement, dated as of April 10, 1996, by and between River City Broad- casting, L.P. as seller and Sinclair Broadcast Group, Inc. as buyer. (3)
 10.2 Option Agreement, dated as of April 10, 1996, by and among River City Broadcasting, L.P., as sellers and Sinclair Broadcast Group, Inc. (3)
 10.3 Modification Agreement, dated as of April 10, 1996, by and between River City Broadcast Group, L.P. as seller, and Sinclair Broadcast Group, Inc. as buyer, with reference to Asset Purchase Agreement. (3)
 10.4 Stock Option Agreement dated April 10, 1996 by and between Sinclair Broadcast Group, Inc. and Barry Baker. (10)
 10.5     Employment  Agreement,  dated as of April 10, 1996,  with Barry Baker.
          (1)
 10.6     Indemnification  Agreement,  dated as of April 10,  1996,  with  Barry
          Baker. (1)
 10.7 Time Brokerage Agreement, dated as of May 31, 1996, by and among Sinclair Communica- tions, Inc., River City Broadcasting, L.P. and River City License Partnership and Sinclair Broadcast Group, Inc. (1)
 10.8 Registration Rights Agreement, dated as of May 31, 1996, by and between Sinclair Broadcast Group, Inc. and River City Broadcasting, L.P. (1)
 10.9 Time Brokerage Agreement, dated as of August 3, 1995, by and between River City Broad- casting, L.P. and KRRT, Inc. and Assignment and Assumption Agreement dated as of May 31, 1996 by and among KRRT, Inc., River City Broadcasting, L.P. and KABB, Inc. (as Assignee of Sinclair Broadcast Group, Inc.). (1)
 10.10 Loan Agreement, dated as of July 7, 1995, by and between Keymarket of South Carolina, Inc. and River City Broadcasting, L.P. and First Amendment to Loan Agreement dated as of May 24, 1996. (1)
 10.11 Option Agreement, dated as of July 7, 1995, by and among Keymarket of South Carolina, Kerby E. Confer and River City Broadcasting, L.P. (1)
 10.12 Letter Agreement, dated August 20, 1996, between Sinclair Broadcast Group, Inc., River City Broadcasting, L.P. and Fox Broadcasting Company. (4)
 10.13 Asset Purchase Agreement, dated January 31, 1997, by and between Channel 21, L.P. and KUPN, Inc. (10)
 10.14 Promissory Note, dated as of May 17, 1990, in the principal amount of $3,000,000 among David D. Smith, Frederick G. Smith, J. Duncan Smith and Robert E. Smith (as makers) and Sinclair Broadcast Group, Inc., Channel 63, Inc., Commercial Radio Institute, Inc., WTTE, Channel 28, Inc. and Chesapeake Television, Inc. (as holders). (5)
 10.15 Term Note, dated as of September 30, 1990, in the principal amount of $7,515,000 between Sinclair Broadcast Group, Inc. (as borrower) and Julian S. Smith (as lender). (6)

   EXHIBIT
   NUMBER                                             DESCRIPTION
------------ ------------------------------------------------------------------
 10.16 Replacement Term Note dated as of September 30, 1990 in the principal amount of $6,700,000 between Sinclair Broadcast Group, Inc. (as borrower) and Carolyn C. Smith (as lender) (2)
 10.17 Note dated as of September 30, 1990 in the principal amount of $1,500,000 between Frederick G. Smith, David D. Smith, J. Duncan Smith and Robert E. Smith (as borrowers and Sinclair Broadcast Group, Inc. (as lender) (5)
 10.18 Amended and Restated Note dated as of June 30, 1992 in the principal amount of $1,458,489 between Frederick G. Smith, David D. Smith, J. Duncan Smith and Robert E. Smith (as borrowers) and Sinclair Broadcast Group, Inc. (as lender) (5)
 10.19 Term Note dated August 1, 1992 in the principal amount of $900,000 between Frederick G. Smith, David D. Smith, J. Duncan Smith and Robert
          E. Smith (as borrowers) and Commer- cial Radio Institute, Inc. (as lender) (5)
 10.20 Management Agreement dated as of January 6, 1992 between Keyser Communications, Inc. and WPGH, Inc. (5)
 10.21 Promissory Note dated as of December 28, 1986 in the principal amount of $6,421,483.53 between Sinclair Broadcast Group, Inc. (as maker) and Frederick H. Himes, B. Stanley Resnick and Edward A. Johnston (as representatives for the holders) (5)
 10.22 Term Note dated as of March 1, 1993 in the principal amount of $6,559,000 between Julian S. Smith and Carolyn C. Smith (as makers-borrowers) and Commercial Radio Institute, Inc. (as holder-lender) (5)
 10.23 Restatement of Stock Redemption Agreement by and among Sinclair Broadcast Group, Inc. and Chesapeake Television, Inc., et al. dated June 19, 1990 (5)
 10.24 Corporate Guaranty Agreement dated as of September 30, 1990 by Chesapeake Television, Inc., Commercial Radio, Inc., Channel 63, Inc. and WTTE, Channel 28, Inc. (as guarantors) to Julian S. Smith and Carolyn C. Smith (as lenders) (5)
 10.25 Security Agreement dated as of September 30, 1990 among Sinclair Broadcast Group, Inc., Chesapeake Television, Inc., Commercial Radio Institute, Inc., WTTE, Channel 28, Inc. and Channel 63, Inc. (as borrowers and subsidiaries of the borrower) and Julian S. Smith and Carolyn C. Smith (as lenders) (5)
 10.26 Term Note dated as of September 22, 1993, in the principal amount of $1,900,000 between Gerstell Development Limited Partnership (as maker-borrower) and Sinclair Broadcast Group, Inc. (as holder-lender)
          (5)
 10.27 Third Amended and Restated Credit Agreement, dated as of May 20, 1997, by and among Sinclair Broadcast Group, Inc., Certain Subsidiary Guarantors, Certain Lenders and the Chase Manhattan Bank as Agent.
          (11)
 10.28    Incentive Stock Option Plan for Designated Participants. (2)
 10.29    Incentive Stock Option Plan of Sinclair Broadcast Group, Inc. (2)
 10.30 First Amendment to Incentive Stock Option Plan of Sinclair Broadcast Group, Inc., adopted April 10, 1996. (10)
 10.31 Second Amendment to Incentive Stock Option Plan of Sinclair Broadcast Group, Inc., adopted May 31, 1996. (10)
 10.32    1996 Long Term Incentive Plan of Sinclair Broadcast Group, Inc. (10)
 10.33 Employment Agreement by and between Sinclair Broadcast Group, Inc. and Robert E. Smith, dated as of June 12, 1995. (10)
 10.34    Employment Agreement by and between Sinclair Broadcast Group, Inc. and
          J. Duncan Smith, dated as of June 12, 1995*. (10)

   EXHIBIT
   NUMBER                                               DESCRIPTION
------------ -------------------------------------------------------------------
 10.35 Employment Agreement by and between Sinclair Broadcast Group, Inc. and Frederick G. Smith, dated as of June 12, 1995. (10)
 10.36 Employment Agreement by and between Sinclair Broadcast Group, Inc. and David D. Smith, dated as of June 12, 1995. (10)
 10.37 Common Stock Option dated as of August 26, 1994 by and between Communications Corporation of America (as optionee) and Sinclair Broadcast Group, Inc. (as optionor) (2)
 10.38 Common Non-Voting Capital Stock Option dated as of May 3, 1995 by and between Sinclair Broadcast Group, Inc. and William Richard Schmidt, as trustee (2)
 10.39 Common Non-Voting Capital Stock Option dated as of May 3, 1995 by and between Sinclair Broadcast Group, Inc. and C. Victoria Woodward, as trustee (2)
 10.40 Common Non-Voting Capital Stock Option dated as of May 3, 1995 by and between Sinclair Broadcast Group, Inc. and Dyson Ehrhardt, as trustee
          (2)
 10.41 Common Non-Voting Capital Stock Option dated as of May 3, 1995 by and between Sinclair Broadcast Group, Inc. and Mark Knobloch, as trustee
          (2)
 10.42 Agreement and Plan of Merger of Keyser Communications, Inc. into Sinclair Broadcast Group, Inc. dated May 4, 1995 and Articles of Merger dated May 4, 1995 (2)
 10.43 Amended and Restated Asset Purchase Agreement by and between River City Broadcasting, L.P. and Sinclair Broadcast Group, Inc. dated as of April 10, 1996 and amended and restated as of May 31, 1996 (7)
 10.44 Group I Option Agreement by and among River City Broadcasting, L.P. and Sinclair Broad- cast Group, Inc. dated as of May 31, 1996 (7)
 10.45 Columbus Option Agreement by and among River City Broadcasting, L.P. and River City License Partnership and Sinclair Broadcast Group, Inc. dated as of May 31, 1996 (7)
 10.46 Option Agreement dated as of May 24, 1994 between Kansas City TV 62 Limited Partnership and the Individuals Named Herein, on Behalf of an Entity To Be Formed (1)
 10.47 Option Agreement dated as of May 24, 1994 between Cincinnati 64 Limited Partnership and the Individuals Named Herein, on Behalf of an Entity To Be Formed (1)
 10.48 Stock Purchase Agreement dated as of March 1, 1996 by and between Sinclair Broadcast Group, Inc. and The Stockholders of Superior Communications Group, Inc. (1)
 10.49 Asset Purchase Agreement dated as of January 16, 1996 by and between Bloomington Comco, Inc. And WYZZ, Inc. (1)
 10.50    Asset  Purchase  Agreement  dated as of June 10,  1996 by and  between
          WTTE, Channel 28, Inc. and WTTE, Channel 28 Licensee, Inc. and Glencairn, Ltd. (1)
 10.51 Asset Purchase Agreement dated April 10, 1996 by and between KRRT, Inc. and SBGI, Inc. (8)
 10.52 Agreement for the purchase of assets dated as of January 16, 1996 and escrow agreement dated as of January 16, 1996 between Bloomington Comco, Inc. and Sinclair Broadcast Group (6)
 10.53 Stock Purchase Agreement dated as of March 1, 1996 by and among Sinclair Broadcast Group, Inc. and PNC Capital Corp., Primus Capital Fund II, Ltd., Albert M. Holtz, Perry A. Sook, Richard J. Roberts, George F. Boggs, Albert M. Holtz, as Trustee for the Irrevocable Deed of Trust for Tara Ellen Holtz, dated December 6, 1994, and Albert M. Holtz as trustee for the Irrevocable Deed of Trust for Meghan Ellen Holtz, dated December 6, 1994 (6)

   EXHIBIT
   NUMBER                                              DESCRIPTION
------------ ------------------------------------------------------------------
 10.54 Primary Television Affiliation Agreement dated as of March 24, 1997 by and between Amer- ican Broadcasting Companies, Inc., River City Broadcasting, L.P. and Chesapeake Television, Inc. (Confidential treatment has been requested. The copy filed omits the information subject to a confidentiality request.)
 10.55 Primary Television Affiliation Agreement dated as of March 24, 1997 by and between Amer- ican Broadcasting Companies, Inc., River City Broadcasting, L.P. and WPGH, Inc. (Confidential treatment has been requested. The copy filed omits the information subject to a confidentiality request.)
 10.56 Assets Purchase Agreement by and among Entertainment Communications, Inc., Tuscaloosa Broadcasting, Inc., Sinclair Radio of Portland Licensee, Inc. and Sinclair Radio of Rochester Licensee, Inc., dated as of January 26, 1998.
 10.57 Time Brokerage Agreement by and among Entertainment Communications, Inc., Tuscaloosa Broadcasting, Inc., Sinclair Radio of Portland Licensee, Inc. and Sinclair Radio or Rochester Licensee, Inc., dated as of January 26, 1998.
 10.58 Stock Purchase Agreement by and among the sole stockholders of Montecito Broadcasting Corporation, Montecito Broadcasting Corporation and Sinclair Communications, Inc., dated as of February 3, 1998.
 10.59 Stock Purchase Agreement by and among Sinclair Communications, Inc., the stockholders of Max Investors, Inc., Max Investors, Inc. and Max Media Properties LLC., dated as of December 2, 1997
 10.60 Asset Purchase Agreement by and among Sinclair Communications, Inc., Max Management LLC and Max Media Properties LLC., dated as of December 2, 1997.
 10.61 Asset Purchase Agreement by and among Sinclair Communications, Inc., Max Television Company, Max Media Properties LLC and Max Media Properties II LLC., dated as of December 2, 1997.
 10.62 Asset Purchase Agreement by and among Sinclair Communications, Inc., Max Television Company, Max Media Properties LLC and Max Media Properties II LLC., dated as of January , 1998.
 10.63 Asset Purchase Agreement by and among Tuscoloosa Broadcasting, Inc., WPTZ Licensee, Inc., WNNE Licensee, Inc., and STC Broadcasting of Vermont, Inc., dated as of February 3, 1998.
 10.64 Stock Purchase Agreement by and among Sinclair Communications, Inc. and the stockholders of Lakeland Group Television, Inc., dated as of November 14, 1997.
 10.65 Stock Purchase Agreement by and among Sinclair Communications, Inc., the stockholders of Max Radio, Inc., Max Radio Inc. and Max Media Properties LLC, dated as of December 2, 1997.
 10.66 Agreement and Plan of Merger among Sullivan Broadcasting Company II, Inc., Sinclair Broadcast Group, Inc., and ABRY Partners, Inc. Effective as of February 23, 1998.
 10.67 Agreement and Plan of Merger among Sullivan Broadcast Holdings, Inc., Sinclair Broadcast Group, Inc., and ABRY Partners, Inc. Effective as of February 23, 1998.
 10.68 Amendment No. 1 dated as of September 2, 1997 to the Third Amended and Restated Credit Agreement dated as of May 20, 1997 by and among Sinclair Broadcast Group, Inc., certain Subsidiary Guarantors, certain Lenders and The Chase Manhattan Bank as Agent. (12)

 EXHIBIT
 NUMBER                      DESCRIPTION
-------- ---------------------------------------------------
 12      Computation of Ratio of Earnings to Fixed Charges
 23      Consent of Independent Public Accountants
 27      Financial Data Schedule
----------------
 (1) Incorporated by reference from the Company's Report on Form 10-Q for the quarterly period ended June 30, 1996

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

 (7) Incorporated by reference from the Company's Amended Current Report on Form 8-K/A, filed May 9, 1996.

 (8) Incorporated by reference from the Company's Current Report on Form 8-K, filed May 17, 1996.

 (9) Incorporated by reference from the Company's Current Report on Form 8-K, dated as of December 16, 1997.

(10) Incorporated by reference from the Company's Report on Form 10-K for the annual period ended December 31, 1996.

(11) Incorporated by reference from the Company's Report on Form 10-Q for the quarterly period ended June 30, 1997.

(12) Incorporated by reference from the Company's Report on Form 10-Q for the quarterly period ended September 30, 1997.