Form 10-K/A
period 1997-12-31
SINCLAIR BROADCAST GROUP INC
filed 1998-03-27
CIK 912752

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-K/A

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997COMMISSION FILE NUMBER : 0-26076

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

Indicate by check mark whether the registrant (1) has filed all reports required to be files by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No [ ]


Indicate by check mark if disclosure of delinquent filings pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [X]

Based on the closing sale price of $55 15/16 per share as of March 16, 1998, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $803.4 million.

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

                                    PART I

FORWARD-LOOKING STATEMENTS


     The matters discussed in this Form 10-K/A include forward-looking statements. In addition, when used in this Form 10-K/A, the words "intends to," "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to a number of risks and uncertainties. Actual results in the future could differ materially and adversely from those described in the forward-looking statements as a result of various important factors, including the impact of changes in national and regional economies, successful integration of acquired television and radio stations (including achievement of synergies and cost reductions), pricing fluctuations in local and national advertising, volatility in programming costs, the availability of suitable acquisitions on acceptable terms and the other risk factors set forth in the Sinclair Broadcast Group, Inc.'s ("Sinclair" or the "Company") prospectus filed with the Securities and Exchange Commission on
December 12, 1997, pursuant to rule 424(b)(5). The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

ITEM 1. BUSINESS

                             BUSINESS OF SINCLAIR

     The Company is a diversified broadcasting company that currently owns or programs pursuant to Local Marketing Agreements ("LMAs") 35 television stations and, upon consummation of all pending acquisitions and dispositions, the Company will own or program pursuant to LMAs 56 television stations. The Company owns or programs pursuant to LMAs 52 radio stations and upon consummation of all pending acquisitions and dispositions, the Company will own or program pursuant to LMAs 51 radio stations. The Company also has options to acquire two additional radio stations. The Company believes that upon completion of all pending acquisitions and dispositions it will be one of the top 10 radio groups in the United States, when measured by the total number of radio stations owned or programmed pursuant to LMAs.

     The 35 television stations the Company owns or programs pursuant to LMAs are located in 24 geographically diverse markets, with 23 of the stations in the top 51 television designated market areas ("DMAs") in the United States. Upon consummation of all pending acquisitions and dispositions, the Company will own or program television stations in 37 geographically diverse markets (with 30 of such stations in the top 51 DMAs) and will reach approximately 22.5% of the television households in the United States. The Company currently owns or programs 11 stations affiliated with Fox Broadcasting Company ("Fox"), 10 with WB Television Network ("WB"), four with ABC, two with NBC, two with United Paramount Television Network Partnership ("UPN"), and one with CBS. Five stations operate as independents. Upon consummation of all pending acquisitions and dispositions and the transfer of affiliations pursuant to existing agreements, 23 of the Company's owned or programmed television stations will be Fox affiliates, 11 will be WB affiliates, six will be UPN affiliates, five will be ABC affiliates, three will be NBC affiliates, one will be a CBS affiliate and seven will be operated as independents. Upon consummation of all pending acquisitions and dispositions and transfers of affiliations pursuant to existing agreements, the Company will own or program more stations affiliated with Fox than any other broadcaster.

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

     The Company has undergone rapid and significant growth over the course of the last seven years. Since 1991, the Company has increased the number of stations it owns or provides programming services to from three television stations to 35 television stations and 52 radio stations. From 1991 to 1997, net broadcast revenue and Adjusted EBITDA (as defined herein) increased from $39.7 million to $471.2 million, and from $15.5 million to $229.0 million, respectively. Pro forma for pending acquisitions and dispositions described below (except the agreement the Company entered into to acquire all of the
capital  stock  of  Montecito   Broadcasting   Corporation   ("Montecito")   for
approximately $33 million (the "Montecito Acquisition"), the agreement the Company entered into to acquire 100% of the stock of Lakeland Group Television Inc. ("Lakeland") for a purchase price of approximately $50 million (the "Lakeland Acquisition"), and the execution of an LMA with respect to WSYX-TV), net broadcast revenue and Adjusted EBITDA would have been $715.1 million and $345.7 million, respectively.

     The Company is a Maryland corporation formed in 1986. The Company's principal offices are located at 2000 West 41st Street, Baltimore, Maryland 21211, and its telephone number is (410) 467-5005.


TELEVISION BROADCASTING

     The Company owns and operates, provides programming services to, or has agreed to acquire the following television stations:


                                  MARKET
             MARKET              RANK(A)   STATIONS    STATUS(B)    CHANNEL
------------------------------- --------- ---------- ------------- ---------
Minneapolis/St. Paul,
 Minnesota ....................    14     KLGT          Pending        23
Pittsburgh, Pennsylvania ......    19     WPGH            O&O          53
                                          WCWB(w)         LMA          22
Sacramento, California ........    20     KOVR            O&O          13
St. Louis, Missouri ...........    21     KDNL            O&O          30
Baltimore, Maryland ...........    23     WBFF            O&O          45
                                          WNUV            LMA          54
Indianapolis, Indiana .........    25     WTTV          LMA (e)         4
                                          WTTK         LMA (e)(g)      29
Raleigh/Durham,
 North Carolina ...............    29     WLFL            O&O          22
                                          WRDC            LMA          28
Cincinnati, Ohio ..............    30     WSTR            O&O          64
Milwaukee, Wisconsin ..........    31     WCGV            O&O          24
                                          WVTV            LMA          18
Kansas City, Missouri .........    32     KSMO            O&O          62
Nashville, Tennessee ..........    33     WZTV        Pending (q)      17
                                          WUXP        Pending (r)      30
Columbus, Ohio ................    34     WTTE            O&O          28
Asheville, North Carolina
 and Greenville/
 Spartanburg/ Anderson,
 South Carolina ...............    35     WFBC            LMA          40
                                          WLOS            O&O          13
San Antonio, Texas ............    38     KABB            O&O          29
                                          KRRT            LMA          35
Norfolk, Virginia .............    39     WTVZ            O&O          33
Buffalo, New York .............    40     WUTV        Pending (q)      29
Oklahoma City, Oklahoma            44     KOCB            O&O          34
                                          KOKH        Pending (r)      25
Greensboro/Winston-
 Salem/High Point,
 North Carolina ...............    46     WXLV        Pending (q)      45
                                          WUPN        Pending (r)      48
Birmingham, Alabama ...........    51     WTTO          O&O (m)        21
                                          WABM            LMA          68
Dayton, Ohio ..................    53     WKEF        Pending (n)      22
                                          WRGT        Pending (r)      45




                                                  NUMBER OF
                                                 COMMERCIAL                EXPIRATION
                                                 STATIONS IN    STATION     DATE OF
             MARKET              AFFILIATION   THE MARKET (C)   RANK(D)   FCC LICENSE
------------------------------- ------------- ---------------- --------- -------------
Minneapolis/St. Paul,
 Minnesota ....................       WB             6            6       4/1/98 (f)
Pittsburgh, Pennsylvania ......      FOX             6            4       8/1/99
                                      WB                          5       8/1/99
Sacramento, California ........      CBS             7            3      12/1/98
St. Louis, Missouri ...........      ABC             6            5       2/1/06
Baltimore, Maryland ...........      FOX             5            4      10/1/04
                                      WB                          5      10/1/04
Indianapolis, Indiana .........   IND (h)(u)         8            5       8/1/05
                                   IND (h)                        5       8/1/05
Raleigh/Durham,
 North Carolina ...............      FOX             7            4      12/1/04
                                     UPN                          5      12/1/04
Cincinnati, Ohio ..............       WB             5            5      10/1/05
Milwaukee, Wisconsin ..........      IND             6            5      12/1/97 (f)
                                      WB                          6      12/1/05
Kansas City, Missouri .........   IND (h)(v)         8            5       2/1/06
Nashville, Tennessee ..........      FOX             6            4       8/1/05
                                     UPN                          5       8/1/05
Columbus, Ohio ................      FOX             5            4      10/1/05
Asheville, North Carolina
 and Greenville/
 Spartanburg/ Anderson,
 South Carolina ...............     IND (h)          6            5      12/1/04
                                     ABC             6            3      12/1/04
San Antonio, Texas ............      FOX             7            4       8/1/98
                                      WB                          6       8/1/98
Norfolk, Virginia .............      FOX             6            4      10/1/04
Buffalo, New York .............      FOX             5            4       6/1/99
Oklahoma City, Oklahoma               WB             5            5       6/1/98 (f)
                                     FOX                          4       6/1/98 (f)
Greensboro/Winston-
 Salem/High Point,
 North Carolina ...............      ABC             7            4      12/1/04
                                     UPN                          5      12/1/04
Birmingham, Alabama ...........       WB             6            5       4/1/05
                                   IND (h)                        6       4/1/05
Dayton, Ohio ..................      NBC             4            3      10/1/05
                                     FOX                          4      10/1/05

                                MARKET
            MARKET            RANK(A)    STATIONS     STATUS(B)   CHANNEL
----------------------------- --------- ---------- -------------- ---------
Charleston/Huntington,
 West Virginia ..............     57    WCHS            O&O            8
                                        WVAH        Pending (r)       11
Richmond, Virginia ..........     59    WRLH        Pending (q)       35
Las Vegas, Nevada ...........     61    KUPN            O&O           21
                                        KFBT        Pending (s)       33
Mobile, Alabama and
 Pensacola, Florida .........     62    WEAR            O&O            3
                                        WFGX            LMA           35
Flint/Saginaw/Bay City,
 Michigan ...................     63    WSMH            O&O           66
Lexington, Kentucky .........     67    WDKY            O&O           56
Des Moines, Iowa ............     69    KDSM            O&O           17
Syracuse, New York ..........     72    WSYT        Pending (n)       68
                                        WNYS        Pending (o)       43
Rochester, New York .........     75    WUHF        Pending (q)       31
Paducah, Kentucky and Cape
 Girardeau, Missouri ........     79    KBSI        Pending (n)       23
                                        WDKA        Pending (o)       49
Madison, Wisconsin ..........     84    WMSN        Pending (q)       47
Burlington, Vermont and
 Plattsburgh, New York ......     91    WPTZ          O&O (i)          5
                                        WNNE        O&O (i)(k)        31
                                        WFFF          LMA (j)         44
Tri-Cities, Tennessee/
 Virginia ...................     93    WEMT        Pending (n)       39
Tyler/Longview, Texas .......    107    KETK        Pending (n)       56
                                        KLSB       Pending  (o)       19
Peoria/Bloomington,
 Illinois ...................    110    WYZZ            O&O           43
Charleston, South Carolina...    117    WMMP        Pending (n)       36
                                        WTAT        Pending (r)       24
Utica, New York .............    169    WFXV        Pending (q)       33
                                        WPNY        Pending (q)       11
Tuscaloosa, Alabama .........    187    WDBB          LMA (m)         17


                                                NUMBER OF
                                               COMMERCIAL                 EXPIRATION
                                               STATIONS IN    STATION      DATE OF
            MARKET             AFFILIATION  THE MARKET (C)   RANK(D)   FCC LICENSE
----------------------------- ------------- ---------------- --------- ---------------
Charleston/Huntington,

 West Virginia ..............      ABC              4            3       10/1/04
                                   FOX                           4       10/1/04
Richmond, Virginia ..........      FOX              5            4       10/1/04
Las Vegas, Nevada ...........       WB              8            5       10/1/98
                                  IND(h)                         8       10/1/98

Mobile, Alabama and
 Pensacola, Florida .........      ABC              6            2       2/01/05
                                    WB                           6       2/01/05
Flint/Saginaw/Bay City,
 Michigan ...................      FOX              4            4       10/1/05
Lexington, Kentucky .........      FOX              5            4        8/1/05
Des Moines, Iowa ............      FOX              4            4        2/1/06
Syracuse, New York ..........      FOX              5            4        6/1/99
                                   UPN                           5        6/1/99
Rochester, New York .........      FOX              4            4        6/1/99
Paducah, Kentucky and Cape
 Girardeau, Missouri ........      FOX              5            4        2/1/06
                                   UPN                           5              (t)
Madison, Wisconsin ..........      FOX              4            4       12/1/05
Burlington, Vermont and
 Plattsburgh, New York ......      NBC              5            2        6/1/99
                                   NBC                           4        4/1/99
                                   FOX                            (l)           (l)
Tri-Cities, Tennessee/
 Virginia ...................      FOX              5            4        8/1/05
Tyler/Longview, Texas .......      NBC              3            2        8/1/98
                                   NBC                            (p)     8/1/98
Peoria/Bloomington,
 Illinois ...................      FOX              4            4       12/1/05
Charleston, South Carolina...      UPN              5            5       12/1/04
                                   FOX                           4       12/1/04
Utica, New York .............      FOX              4            3        6/1/99
                                   UPN                           4        6/1/98 (f)
Tuscaloosa, Alabama .........       WB              2            2        4/1/05


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


(e) Certain assets relating to the operation of a television or radio station other than License Assets (as defined below) ("Non-License Assets") acquired from River City Broadcasting, L.P. ("River City") and option exercised to acquire the television and radio station assets essential for broadcasting a television or radio signal in compliance with regulatory guidelines, generally consisting of the Federal Communications Commission ("FCC") license, fixtures and equipment ("License Assets"). Will become owned and operated upon FCC approval of transfer of License Assets and closing of acquisition of License Assets.



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

(s) The Company has entered into an agreement to provide programming to this station effective upon termination of the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended ("HSR Act") waiting period. The Company has also entered into an agreement to acquire this station's licensee.

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

Innovative Local Sales and Marketing
------------------------------------


     The Company believes that it is able to attract new advertisers to its stations and increase its share of existing customers' advertising budgets by creating a sense of partnership with those advertisers. The Company develops such relationships by training its sales forces to offer new marketing ideas and campaigns to advertisers. These campaigns often involve the sponsorship by advertisers of local promotional events that capitalize on the station's local identity and programming franchises. For example, several of the Company's stations stage local "Kids Fairs" which allow station advertisers to reinforce their on-air advertising with their target audience. Through its strong local sales and marketing focus, the Company seeks to capture an increasing share of its revenue from local sources, which are generally more stable than national advertising.

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



Attract and Retain High Quality Management
------------------------------------------


     The Company believes that much of its success is due to its ability to attract and retain highly skilled and motivated managers, both at the corporate and local station levels. A portion of the compensation provided to regional managers, general managers, sales managers and other station managers is based on their achieving certain operating results. The Company also provides its corporate and station managers with deferred compensation plans offering options to acquire Class A Common Stock, par value $.01 per share ("Class A Common Stock").

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

     On July 4, 1997, the Company entered into the WB Agreement, pursuant to which the Company agreed that certain stations affiliated with UPN would terminate their affiliations with UPN at the end of the current affiliation term in January 1998, and would enter into affiliation agreements with WB effective as of that date. With respect to the following stations, the Company did not renew their affiliation agreements with UPN when their agreements expired on January 15, 1998: WCWB-TV, Pittsburgh, Pennsylvania, WNUV-TV, Baltimore, Maryland, WSTR-TV, Cincinnati, Ohio, KRRT-TV, San Antonio, Texas, KOCB-TV, Oklahoma City, Oklahoma, KSMO-TV, Kansas City, Missouri, KUPN-TV, Las Vegas, Nevada, WCGV-TV, Milwaukee, Wisconsin, and WABM-TV, Birmingham, Alabama. Additionally, the Company cancelled its UPN affiliation agreement with WTTV-TV/WTTK-TV, Indianapolis, Indiana. These stations (other than WCGV-TV, and WABM-TV, which will either operate as independents or enter into new affiliation agreements with WB or another network) entered into ten-year affiliation agreements with WB which became effective on January 16, 1998 (other than WTTV-TV/ WTTK-TV, with respect to which the affiliation agreement is expected to begin April 6, 1998 and KSMO-TV, with respect to which the affiliation agreement is expected to begin March 30, 1998). Pursuant to the agreement the Company entered into with WB on July 4, 1997 (the "WB Agreement"), the WB affiliation agreements of WVTV-TV, Milwaukee, Wisconsin, and WTTO-TV, Birmingham, Alabama (whose programming is simulcast on WDBB-TV, Tuscaloosa, Alabama), have been extended to January 16, 2008. In addition, WFBC-TV in the Asheville, North Carolina and Greenville/Spartanburg/ Anderson, South Carolina market will become affiliated with WB on November 1, 1999 when WB's current affiliation with another station in that market expires. WTVZ-TV, Norfolk, Virginia and WLFL-TV, Raleigh/Durham, North Carolina, will become affiliated with WB when their affiliations with Fox expire. These Fox affiliations are scheduled to expire on August 31, 1998.

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
  KCAZ-AM (e)(t)                            Childrens                   N/A                  N/A         6/1/05


                                  RANKING OF                                             STATION RANK   EXPIRATION
           GEOGRAPHIC             STATION'S                                  PRIMARY      IN PRIMARY       DATE
             MARKET               MARKET BY           PROGRAMMING          DEMOGRAPHIC    DEMOGRAPHIC     OF FCC
       SERVED/STATION (A)       REVENUE (B)             FORMAT             TARGET (C)     TARGET (D)      LICENSE
------------------------------- ------------- -------------------------- -------------- -------------- ------------
  KCFX-FM                                     70s Rock                   Adults 25-54         2          2/1/05
  KQRC-FM                                     Active Rock                Adults 18-34         2          6/1/05
  KCIY-FM                                     Smooth Jazz                Adults 25-54         9          2/1/05
  KXTR-FM                                     Classical                  Adults 25-54        13          2/1/05
Milwaukee, Wisconsin ..........       32
  WEMP-AM                                     60s Oldies                 Adults 25-54        24         12/1/04
  WMYX-FM                                     Adult Contemporary         Adults 25-54         6         12/1/04
  WAMG-FM                                     Rhythmic                   Adults 25-54        11         12/1/04
Nashville, Tennessee ..........       34
  WLAC-FM (h)                                 Adult Contemporary         Women 25-54          8          8/1/04
  WJZC-FM (h)                                 Smooth Jazz                Women 25-54          8          8/1/04
  WLAC-AM (h)                                 News/Talk/Sports           Adults 35-64         8          8/1/04
New Orleans, Louisiana(r) .....       38
  WLMG-FM                                     Adult Contemporary         Women 25-54          3          6/1/04
  KMEZ-FM (v)                                 Urban Oldies               Women 25-54         12          6/1/04
  WWL-AM                                      News/Talk/Sports           Adults 35-64         2          6/1/04
  WSMB-AM                                     Talk/Sports                Adults 35-64        17          6/1/04
  WBYU-AM (g)(v)                              Adult Standards            Adults 25-54        16          6/1/04
  WEZB-FM (g)(i)                              Adult Contemporary         Adults 25-54         9          6/1/04
  WRNO-FM (g)(v)                              70s Rock                   Adults 25-54         7          6/1/04
  WLTS-FM (p)                                 Adult Contemporary         Women 25-54          5          6/1/04
  WTKL-FM (p)                                 Oldies                     Adults 25-54         5          6/1/04
Memphis, Tennessee ............       40
  WRVR-FM                                     Soft Adult Contemporary    Women 25-54          1          8/1/04
  WJCE-AM                                     Urban Oldies               Women 25-54         19          8/1/04
  WOGY-FM                                     Country                    Adults 25-54         9          8/1/04
Norfolk, Virginia (r) .........       41
  WGH-AM                                      Sports Talk Country        Adults 25-54        18         10/1/03
  WGH-FM                                      Country                    Adults 25-54         3         10/1/03
  WVCL-FM (j)                                 60s Oldies                 Adults 25-54         9         10/1/03
  WFOG-FM (o)                                 Soft Adult Contemporary    Women 25-54          4         10/1/03
  WPTE-FM (o)                                 Adult Contemporary         Adults 18-34         3         10/1/03
  WWDE-FM (o)                                 Adult Contemporary         Women 25-54          4         10/1/03
  WNVZ-FM (o)                                 Contemporary Hit Radio     Women 18-49          2         10/1/03
Buffalo, New York .............       42
  WMJQ-FM                                     Adult Contemporary         Women 25-54          3          6/1/98
  WKSE-FM                                     Contemporary Hit Radio     Women 18-49          2          6/1/98
  WBEN-AM                                     News/Talk/Sports           Adults 35-64         3          6/1/98
  WWKB-AM                                     Country                    Adults 35-64        18          6/1/98
  WGR-AM                                      Sports                     Adults 25-54        10          6/1/98
  WWWS-AM                                     Urban Oldies               Adults 25-54        14          6/1/98
Greensboro/Winston
  Salem/High Point,
   North Carolina .............       52
   WMQX-FM (o)                                Oldies                     Adults 25-54         5         12/1/03
   WQMG-FM (o)                                Urban Adult Contemporary   Adults 25-54         4         12/1/03
   WJMH-FM (o)                                Urban                      Adults 18-34         1         12/1/03
   WQMG-AM (o)                                Gospel                     Adults 35-64         9         12/1/03
Rochester, New York ...........       53
  WBBF-AM (h)                                 Adult Standards            Adults 25-54        13          6/1/98
  WBEE-FM (h)                                 Country                    Adults 25-54         1          6/1/98
  WKLX-FM (h)                                 60s Oldies                 Adults 25-54         6          6/1/98
  WQRV-FM (h)                                 Classic Hits               Adults 25-54        12          6/1/98
Asheville, North Carolina
 Greenville/Spartanburg,
  South Carolina ..............       60

                       RANKING OF                                            STATION RANK   EXPIRATION
     GEOGRAPHIC        STATION'S                                 PRIMARY      IN PRIMARY       DATE
       MARKET          MARKET BY          PROGRAMMING          DEMOGRAPHIC    DEMOGRAPHIC     OF FCC
 SERVED/STATION (A)  REVENUE (B)             FORMAT            TARGET (C)     TARGET (D)      LICENSE
-------------------- ------------- ------------------------- -------------- -------------- ------------
  WFBC-FM(k)                       Contemporary Hit Radio    Women 18-49          2          12/1/03
  WORD-AM (k)                      News/Talk                 Adults 35-64         8          12/1/03
  WYRD-AM (k)                      News/Talk                 Adults 35-64        14          12/1/03
  WSPA-AM (k)                      Full Service/Talk         Adults 35-64        21          12/1/03
  WSPA-FM (k)                      Soft Adult Contemporary   Women 25-54          1          12/1/03
  WOLI-FM (k)                      Oldies                    Adults 25-54        12          12/1/03
  WOLT-FM (k)                      Oldies                    Adults 25-54        16          12/1/03

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


(g) The Company has the right to acquire the assets of this station in the Heritage Acquisition, subject to FCC approval.

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

(v) The Company has entered into an agreement to sell these radio stations to a third party, the closing of which is subject to FCC approval.


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

The additions to the Company's management team as a result of the Company's acquisition of certain assets from River City Broadcasting L.P. ("River City Acquisition") have given it additional resources to take advantage of these developments.


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


     In conjunction with its acquisitions, the Company may determine that certain of the acquired stations may not be consistent with the Company's strategic plan. In such an event, the Company reviews opportunities for swapping such stations with third parties for other stations or selling such stations outright. The Heritage Media Group, Inc. ("Heritage"), Max Media Properties, LLC ("Max Media"), and Sullivan Acquisitions may provide such opportunities.

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

     Columbus Purchase Option. In connection with the Company's 1996 acquisition of the radio and television broadcasting assets of River City, the Company acquired a three-year option to purchase the assets of WSYX-TV in Columbus, Ohio (the "Columbus Option"). The exercise price for the Columbus Option is approximately $100 million plus an amount of indebtedness relating to the WSYX-TV assets on the date of exercise (such indebtedness not to exceed $135 million). The exercise price is expected to be financed through borrowings under the Company's Bank Credit Agreement. Pursuant to the Columbus Option, the Company is required to make certain quarterly "Option Extension Fee" payments, as defined in the Columbus Option . These fees began December 31, 1996, and continue until the exercise price on the Columbus Option is paid. The Option Extension Fees are calculated as 8% per annum of the option exercise price through the first anniversary of the date of grant, 15% per annum of the option exercise price through the second anniversary of the date of grant and 25% per annum of the option exercise price thereafter. As of December 31, 1997, the Company incurred Option Extension Fees and other costs relating to WSYX-TV totaling $22.9 million. The Company currently intends to pay $100 million of the option exercise price prior to May 31, 1998 (the date on which the Option Extension fee of 25% per annum goes into effect) in order to extinguish the Company's obligations to make continuing Option Extension Fee payments. Due to the Company's ownership of another television station in the Columbus, Ohio market, the Antitrust Division of the DOJ is currently reviewing the Company's acquisition of and the right to operate WSYX-TV pursuant to an LMA. The Company has entered into an agreement with the DOJ pursuant to which the Company is required to notify the DOJ 10 business days before it begins programming WSYX-TV pursuant to on LMA or exercises the Columbus Option or enters into a LMA with respect to WSYX-TV, which will give the DOJ the opportunity to enjoin the Company's action, if it chooses to do so.

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

     Lakeland Acquisition. On November 14, 1997, the Company entered into a definitive agreement to acquire 100% of the stock of Lakeland Group Television, Inc. ("Lakeland"). In the Lakeland Acquisition, the Company will acquire television station KLGT in Minneapolis/St. Paul, Minnesota. The purchase price is approximately $50 million in cash plus the assumption of certain indebtedness of Lakeland not to exceed $2.5 million. KLGT-TV, Channel 23, is the WB affiliate in Minneapolis, the nation's 14th largest market. The Company intends to finance the purchase price from borrowings under the Bank Credit Agreement. The Lakeland Acquisition is subject to, among other things, approval by the FCC and termination of the applicable waiting period under the HSR Act, and is expected to close in the first or second quarter of 1998.

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

     In January 1998, the Company entered into an agreement with Entertainment Communications, Inc. ("Entercom") pursuant to which the Company will sell to Entercom the Portland, Oregon and Rochester, New York radio stations which the Company acquired from Heritage for an aggregate sales price of approximately $126.5 million. Subject to approval by the FCC and termination of the applicable waiting period under the HSR Act, the Company anticipates it will close on the sale of the Portland and Rochester radio stations to Entercom during the second quarter of 1998. Entercom is operating these stations pursuant to an LMA pending closing of the sale.

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

LOCAL MARKETING AGREEMENTS


     The Company currently has LMA arrangements with television stations in nine markets in which it owns a television station: Pittsburgh, Pennsylvania (WCWB), Baltimore, Maryland (WNUV), Raleigh/ Durham, North Carolina (WRDC), Milwaukee, Wisconsin (WVTV), Birmingham, Alabama (WABM), San Antonio, Texas (KRRT), Asheville, North Carolina and Greenville/Spartanburg/Anderson, South Carolina
(WFBC), Mobile, Alabama and Pensacola, Florida (WFGX), and Burlington, Vermont and Plattsburgh, New York (WFFF). The Company will provide programming under an LMA to a station in a tenth market where it owns a television station (KFBT, Las Vegas) upon expiration of the applicable HSR Act waiting period. In addition, the Company has an LMA arrangement with a station in the Tuscaloosa, Alabama market (WDBB), which is adjacent to Birmingham. In each of these markets other than Pittsburgh, Tuscaloosa, Mobile and Pensacola, Las Vegas and Burlington and Plattsburgh, the LMA arrangement is with Glencairn and the Company owns the Non-License Assets of the stations. The Company also has LMA arrangements with radio stations in two markets in which it owns radio stations, Wilkes-Barre/Scranton, Pennsylvania and New Orleans, Louisiana. In addition, the Company entered into two LMAs with respect to WTTV and WTTK in Indianapolis, Indiana. At the Company's request, the FCC has withheld action on an application for the
Company's acquisition of WTTV and WTTK in Indianapolis (and a pending application for the Controlling Stockholders to divest their attributable interests in WIIB) until the FCC completes its pending rulemaking proceeding considering the cross-interest policy. In addition, in connection with the pending acquisitions, the Company will enter into certain LMAs. See "-- 1998 Acquisitions" and "-- 1997 Acquisitions."

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



Television
----------

     National Ownership Rule. Prior to the 1996 Act, FCC rules generally prohibited an individual or entity from having an attributable interest in more than 12 television stations nationwide, or in television stations reaching more than 25% of the national television viewing audience. Pursuant to the 1996 Act, the FCC has modified its rules to eliminate any limitation on the number of television stations an individual or entity may own nationwide, subject to the restriction that no individual or entity may have an attributable interest in television stations reaching more than 35% of the national television viewing audience. Historically, very-high frequency ("VHF") stations have shared a larger portion of the market than ultra-high frequency ("UHF") stations. Therefore, only half of the households in the market area of any UHF station are included when calculating whether an entity or individual owns television stations reaching more than 35% of the national television viewing audience. All but six of the stations owned and operated by the Company, or to which the Company provides programming services, are UHF. Upon completion of all pending acquisitions and dispositions, the Company will reach approximately 14% of U.S. television households using the FCC's method of calculation.

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


     Pursuant to the 1996 Act, the limits on the number of radio stations one entity may own locally have been increased as follows: (i) in a market with 45 or more commercial radio stations, an entity may own up to eight commercial radio stations, not more than five of which are in the same service (AM or FM);
(ii) in a market with between 30 and 44 (inclusive) commercial radio stations, an entity may own up to seven commercial radio stations, not more than four of which are in the same service; (iii) in a market with between 15 and 29
(inclusive) commercial radio stations, an entity may own up to six commercial radio stations, not more than four of which are in the same service; and (iv) in a market with 14 or fewer commercial radio stations, an entity may own up to five commercial radio stations, not more than three of which are in the same service, except that an entity may not own more than 50% of the stations in such market. These numerical limits apply regardless of the aggregate audience share of the stations sought to be commonly owned. FCC ownership rules continue to permit an entity to own one FM and one AM station in a local market regardless of market size. Irrespective of FCC rules governing radio ownership, however, the DOJ and the Federal Trade Commission have the authority to determine, and in certain radio transactions have determined, that a particular transaction presents antitrust concerns. Moreover, in certain recent cases the

FCC has signaled a willingness to independently examine issues of market concentration notwithstanding a transaction's compliance with the numerical station limits. The FCC has also indicated that it may propose further revisions to its radio multiple ownership rules.


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

Digital Television


     The FCC has taken a number of steps to implement DTV broadcasting service in the United States. In December 1996, the FCC adopted a DTV broadcast standard and, in April 1997, adopted decisions in several pending rulemaking proceedings that establish service rules and a plan for implementing DTV. The FCC adopted a DTV table of allotments that provides all authorized television stations with a second channel on which to broadcast a DTV signal. In February 1998, the FCC made slight revisions to the DTV rules and table of allotments in acting upon a number of appeals in the DTV proceeding. The FCC has attempted to provide DTV coverage areas that are comparable to stations' existing service areas. The FCC has ruled that television broadcast licensees may use their digital channels for a wide variety of services such as high-definition television, multiple standard definition television programming, audio, data, and other types of communications, subject to the requirement that each broadcaster provide at least one free video channel equal in quality to the current technical standard.

     DTV channels will generally be located in the range of channels from channel 2 through channel 51. The FCC is requiring that affiliates of ABC, CBS, Fox and NBC in the top 10 television markets begin digital broadcasting by May 1, 1999 (many stations affiliated with these networks in the top 10 markets have voluntarily committed to begin digital broadcasting by November 1998), and that affiliates of these networks in markets 11 through 30 begin digital broadcasting by November 1999. The FCC's plan calls for the DTV transition period to end in the year 2006, at which time the FCC expects that television broadcasters will cease non-digital broadcasting and return one of their two channels to the government, allowing that spectrum to be recovered for other uses. Under the Balanced Budget Act, however, the FCC is authorized to extend the December 31, 2006 deadline for reclamation of a television station's non-digital channel if, in any given case: (i) one or more television stations affiliated with ABC, CBS, NBC or Fox in a market is not broadcasting digitally, and the FCC determines that such stations have "exercised due diligence" in attempting to convert to digital broadcasting; or (ii) less than 85% of the television households in the station's market subscribe to a multichannel video service (cable, wireless cable or direct-to-home broadcast satellite television ("DBS")) that carries at least one digital channel from each of the local stations in that market, and less than 85% of the television households in the market can receive digital signals off the air using either a set-top converter box for an analog television set or a new DTV television set. The Balanced Budget Act also directs the FCC to auction the non-digital channels by September 30, 2002 even though they are not to be reclaimed by the government until at least December 31, 2006. The Balanced Budget Act also permits broadcasters to bid on the non-digital channels in cities with populations greater than 400,000, provided the channels are used for DTV. Thus, it is possible a broadcaster could own two channels in a market. The FCC has concluded a separate proceeding in which it reallocated television channels 60 through 69 to other services while protecting existing television stations on those channels from interference during the DTV transition period. Additionally, the FCC will open a separate proceeding to consider to what extent the cable must-carry requirements will apply to DTV signals.


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

     The broadcasting industry is continuously faced with technical changes and innovations, the popularity of competing entertainment and communications media, changes in labor conditions, and governmental restrictions or actions of federal regulatory bodies, including the FCC, any of which could possibly have a material effect on a television station's operations and profits. There are sources of video service other than conventional television stations, the most common being cable television, which can increase competition for a broadcast television station by bringing into its market distant broadcasting signals not otherwise available to the station's audience, serving as a distribution system
for  national  satellite-delivered   programming  and  other  non-broadcast
programming originated on a cable system and selling advertising time to local advertisers. Other principal sources of competition include home video exhibition, DBS entertainment services and multichannel multipoint distribution services ("MMDS"). Moreover, technology advances and regulatory changes affecting programming delivery through fiber optic telephone lines and video compression could lower entry barriers for new video channels and encourage the development of increasingly specialized "niche" programming. The 1996 Act permits telephone companies to provide video distribution services via radio communication, on a common carrier basis, as "cable systems" or as "open video systems," each pursuant to different regulatory schemes. The Company is unable to predict the effect that technological and regulatory changes will have on the broadcast television industry and on the future profitability and value of a particular broadcast television station.

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


     TELEVISION PROPERTIES                      TYPE OF FACILITY AND USE
------------------------------- -----------------------------------------------
Pittsburgh Market               Station Site for WPGH
                                Space on WPGH Tower Site

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

Oklahoma City Market            KOCB Studio & Office Site
                                KOCB Transmitter Site

Lexington Market                WDKY Studio & Office Site
                                WDKY Transmitter Site

                                                                  APPROXIMATE
     TELEVISION PROPERTIES            OWNED OR LEASED(A)        SIZE (SQ. FEET)
------------------------------- ----------------------------- ------------------
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
                               WLMG Transmitter Site                         Leased (expires 10/27/2014)           N/A
                               KMEZ Transmitter Site                         Leased (expires 03/14/2001)           N/A
                               WLAC-AM / WLAC-FM / WJZC / Road Gang /IRN

Nashville/Russellville         Studio & Office Site                          Leased (expires 06/30/1999)        18,800
Market                         Gang/IRN Studio & Office Site
                               WLAC-AM  Transmitter  Site (+ 27.69  acres)   Owned                               5,800
                               WLAC-FM Transmitter Site (+18.12 acres)       1/3 Owned (3-way  ownership)        2,700
                               WJZC Transmitter Site (land)                  Leased (expires  09/27/2019)          400
                               WJZC Transmitter Site (tower & building)      Owned                               1,324

Wilkes Barre/Scranton Market   WILK/WGBI/WGGY/WKRZ Studio & Office Site      Leased (expires 12/31/1998)        14,000
                               WILK Transmitter Site                         Leased (expires 08/31/1999)         1,000
                               WGBI Transmitter Site                         Leased (expires 02/28/2000)         1,000
                               WGGY Transmitter Site                         Leased (expires 02/28/2000)           300
                               WKRZ Transmitter Site                         Owned                        4,052 (bldg)
                               WKRF Office Site                              Leased (month to month)               100
                               WKRF Transmitter Site                         Leased (month to month)            1 acre
                               WWSH Transmitter Site/bldg.                   Owned                          1 acre/120
                               WWFH Transmitter Site and office/land         Owned                        2,320/1 acre
                               WILP Transmitter Site/bldg.                   Owned                          1 acre/750

St. Louis Market               KPNT/WVRV Studio & Office Site                Owned                       1,753 (radio)
                               KPNT Transmitter Site                         Owned                                7450
                               WVRV Transmitter Site                         Owned                               7,278
                               WVRV back up building                         Owned                                 240

Los Angeles Market             KBLA Studio & Office Site- building           Owned                               6,000
                               KBLA Transmitter Site -- land                 Owned                             3 acres

Milwaukee Market               WEMP, WAMG and WMYX Studio and Office Site    Owned                               9.200
                               WEMP/WMYX Transmitter site                    Owned                               3,200
                               WAMG Transmitter site                         Owned                                 N/A

Kansas City Market             KCFX, KCIY, and KXTR Studio and Office Site   Leased (expires 2/28/2018)         20,914
                               KQRC Studio and Office Site                   Leased (expires 5/31/1999)          3,500
                               KCAZ Studio, Office and Transmitter site      Owned                               5,000
                               KCFX Transmitter site                         Leased (expires 6/25/2000             N/A
                               KXTR Transmitter site                         Leased (expires 3/20/2002)            N/A
                               KCIY Transmitter site                         Leased (expires 7/25/2007)            N/A


                                                                                                        APPROXIMATE
 RADIO PROPERTIES               TYPE OF FACILITY AND USE                     OWNED OR LEASED         SIZE (SQ. FEET)
------------------   ----------------------------------------------   ----------------------------   ----------------
Norfolk Market       WGH/(AM), WGH/(FM) and WVCL Studio and Office
                     Site                                             Leased (expires 8/30.2007)              15,737
                     WGH-AM/FM Transmitter site                       Owned                                    1,000
                     WGH Nighttime Transmitter site                   Owned                                    1,800
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



1995                                                  HIGH           LOW
-----------------------------------------------   -----------   ------------
       Second Quarter (from June 13) ..........    $  29.00      $  23.50
       Third Quarter ..........................       31.00         27.375
       Fourth Quarter .........................       27.75         16.25


1996                                   HIGH           LOW
--------------------------------   -----------   ------------
       First Quarter ...........    $  26.50      $  16.875
       Second Quarter ..........       43.50         25.50
       Third Quarter ...........       46.50         36.125
       Fourth Quarter ..........       43.75         23.00

1997                                   HIGH            LOW
--------------------------------   ------------   ------------
       First Quarter ...........    $  31.00       $  23.00
       Second Quarter ..........       30.875         23.25
       Third Quarter ...........       40.375         28.50
       Fourth Quarter ..........       46.625         33.625





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

ITEM 6. SELECTED FINANCIAL DATA

     The selected consolidated financial data for the years ended December 31, 1993, 1994, 1995, 1996, and 1997 have been derived from the Company's audited Consolidated Financial Statements. The Consolidated Financial Statements for the years ended December 31, 1995, 1996 and 1997 are included elsewhere in this Form 10-K/A.

     The information below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements included elsewhere in this Form 10-K/A.

                         STATEMENT OF OPERATIONS DATA
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                       YEARS ENDED DECEMBER 31,
                                               -------------------------------------------------------------------------
                                                   1993           1994          1995            1996            1997
                                               ------------  -------------  ------------  ---------------  -------------
STATEMENT OF OPERATIONS DATA:
 Net broadcast revenue(a) ...................   $  69,532     $  118,611     $  187,934    $    346,459     $  471,228
 Barter revenue .............................       6,892         10,743         18,200          32,029         45,207
                                                ---------     ----------     ----------    ------------     ----------
   Total revenue ............................      76,424        129,354        206,134         378,488        516,435
                                                ---------     ----------     ----------    ------------     ----------
 Operating costs(b) .........................      26,665         41,338         64,326         142,576        198,262
 Expenses from barter arrangements ..........       5,630          9,207         16,120          25,189         38,114
 Depreciation and amortization(c) ...........      22,486         55,587         80,410         121,081        152,170
 Stock-based compensation ...................          --             --             --             739          1,636
 Special bonuses paid to executive
   officers .................................      10,000          3,638             --              --             --
                                                ---------     ----------     ----------    ------------     ----------
 Broadcast operating income .................      11,643         19,584         45,278          88,903        126,253
 Interest expense ...........................     (12,852)       (25,418)       (39,253)        (84,314)       (98,393)
 Subsidiary trust minority interest
   expense(d) ...............................          --             --             --              --        (18,600)
 Interest and other income ..................       2,131          2,447          4,163           3,478          2,228
 Income (loss) before (provision) benefit
   for income taxes and extraordinary
   items ....................................   $     922     $   (3,387)    $   10,188    $      8,067     $   11,488
                                                =========     ==========     ==========    ============     ==========
 Net income (loss) ..........................   $  (7,945)    $   (2,740)    $       76    $      1,131     $  (10,566)
                                                =========     ==========     ==========    ============     ==========
 Net income (loss) available to common
   shareholders .............................   $  (7,945)    $   (2,740)    $       76    $      1,131     $  (13,329)
                                                =========     ==========     ==========    ============     ==========
OTHER DATA:
 Broadcast cash flow(e) .....................   $  37,498     $   67,519     $  111,124    $    189,216     $  243,406
 Broadcast cash flow margin(f) ..............        53.9%          56.9%          59.1%           54.6%          51.7%
 Adjusted EBITDA(g) .........................   $  35,406     $   64,547     $  105,750    $    180,272     $  229,000
 Adjusted EBITDA margin(f) ..................        50.9%          54.4%          56.3%           52.0%          48.6%
 After tax cash flow(h) .....................   $  20,850     $   24,948     $  54,645     $     77,484     $  104,884
 Program contract payments ..................       8,723         14,262         19,938          30,451         51,059
 Corporate overhead expense .................       2,092          2,972          5,374           8,944         14,406
 Capital expenditures .......................         528          2,352          1,702          12,609         19,425
 Cash flows from operating activities .......      11,230         20,781         55,986          69,298         96,625
 Cash flows from investing activities .......       1,521       (249,781)      (119,320)     (1,012,225)      (218,990)
 Cash flows from financing activities .......       3,462        213,410        173,338         832,818        259,351
PER SHARE DATA:
 Basic net income (loss) per share before
   extraordinary items ......................    $     --      $    (.09)     $     .15     $       .03      $    (.20)
 Basic net income (loss) per share after
   extraordinary items ......................    $   (.27)     $    (.09)     $      --     $       .03      $    (.37)
 Diluted net income (loss) per share
   before extraordinary items ...............    $     --      $    (.09)     $     .15     $       .03      $    (.20)
 Diluted net income (loss) per share
   after extraordinary items ................    $   (.27)     $    (.09)     $      --     $       .03      $    (.37)
BALANCE SHEET DATA:
 Cash and cash equivalents ..................    $ 18,036      $   2,446      $ 112,450     $     2,341      $ 139,327
 Total assets ...............................     242,917        399,328        605,272       1,707,297      2,034,234
 Total debt(i) ..............................     224,646        346,270        418,171       1,288,103      1,080,722
 HYTOPS(j) ..................................          --             --             --              --        200,000
 Total stockholders' equity (deficit) .......     (11,024)       (13,723)        96,374         237,253        543,288
                                                ---------     ----------     ----------    ------------     ----------


----------

(a) "Net broadcast revenue" is defined as broadcast revenue net of agency commissions.

(b) Operating costs include program and production expenses and selling, general and administrative expenses.

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

(e) "Broadcast cash flow" is defined as broadcast operating income plus corporate overhead expense, special bonuses paid to executive officers, stock-based compensation, depreciation and amortization (including film amortization and excess syndicated programming), less cash payments for program rights. Cash program payments represent cash payments made for current programs payable and do not necessarily correspond to program usage. Special bonuses paid to executive officers are considered unusual and non-recurring. The Company has presented broadcast cash flow data, which the Company believes are comparable to the data provided by other companies in the industry, because such data are commonly used as a measure of performance for broadcast companies. However, broadcast cash flow does not purport to represent cash provided by operating activities as reflected in the Company's consolidated statements of cash flows, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

(f) "Broadcast cash flow margin" is defined as broadcast cash flow divided by net broadcast revenues. "Adjusted EBITDA margin" is defined as Adjusted EBITDA divided by net broadcast revenues.

(g) "Adjusted EBITDA" is defined as broadcast cash flow less corporate expenses and is a commonly used measure of performance for broadcast companies. Adjusted EBITDA does not purport to represent cash provided by operating activities as reflected in the Company's consolidated statements of cash flows, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

(h) "After tax cash flow" is defined as net income (loss) available to common shareholders plus extraordinary items (before the effect of related tax benefits), special bonuses paid to executive officers, stock-based compensation, depreciation and amortization (excluding film amortization), and the deferred tax provision (or minus the deferred tax benefit). After tax cash flow is presented here not as a measure of operating results and does not purport to represent cash provided by operating activities. After tax cash flow should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

(i) "Total debt" is defined as long-term debt, net of unamortized discount, and capital lease obligations, including current portion thereof. Total debt does not include the HYTOPS or the Company's preferred stock.

(j) HYTOPS represents Company Obligated Mandatorily Redeemable Security of Subsidiary Trust Holding Solely KDSM Senior Debentures representing $200,000 aggregate liquidation value.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The Company is a diversified broadcasting company that currently owns or programs pursuant to Local Marketing Agreements ("LMAs") 35 television stations and, upon consummation of all pending acquisitions and dispositions, the Company will own or program pursuant to LMAs 56 television stations. The Company owns or programs pursuant to LMAs 52 radio stations and upon consummation of all pending acquisitions and dispositions, the Company will own or program pursuant to LMAs 51 radio stations. The Company also has options to acquire two additional radio stations.

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

     The following table sets forth certain operating data of the Company for the years ended December 31, 1995, 1996 and 1997. Capitalized terms used in this section and not defined elsewhere in this Form 10-K/A are defined in Notes to the Consolidated Financial Statements of the Company included elsewhere in this Form 10-K/A.

                                 OPERATING DATA
                             (DOLLARS IN THOUSANDS)



                                                       YEARS ENDED DECEMBER 31,
                                             -------------------------------------------
                                                  1995           1996           1997
                                             -------------  -------------  -------------
Net broadcast revenue .....................    $ 187,934      $ 346,459      $ 471,228
Barter revenue ............................       18,200         32,029         45,207
                                               ---------      ---------      ---------
Total revenue .............................      206,134        378,488        516,435
                                               ---------      ---------      ---------
Operating costs ...........................       64,326        142,576        198,262
Expenses from barter arrangements .........       16,120         25,189         38,114
Depreciation and amortization .............       80,410        121,081        152,170
Stock-based compensation ..................           --            739          1,636
                                               ---------      ---------      ---------
Broadcast operating income ................    $  45,278      $  88,903      $ 126,253
                                               =========      =========      =========
BROADCAST CASH FLOW (BCF) DATA:
Television BCF ............................    $ 111,124      $ 175,212      $ 221,631
Radio BCF .................................           --         14,004         21,775
                                               ---------      ---------      ---------
Consolidated BCF ..........................    $ 111,124      $ 189,216      $ 243,406
                                               =========      =========      =========
Television BCF margin .....................         59.1%          56.7%          54.4%
Radio BCF margin ..........................           --           37.3%          34.1%
Consolidated BCF margin ...................         59.1%          54.6%          51.7%
OTHER DATA:
Adjusted EBITDA ...........................    $ 105,750      $ 180,272      $ 229,000
Adjusted EBITDA margin ....................         56.3%          52.0%          48.6%
After tax cash flow .......................    $  54,645      $  77,484      $ 104,884
Program contract payments .................       19,938         30,451         51,059
Corporate expense .........................        5,374          8,944         14,406
Capital expenditures ......................        1,702         12,609         19,425


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

     Adjusted EBITDA represents broadcast cash flow less corporate expenses. Adjusted EBITDA increased to $229.0 million for the year ended December 31, 1997 from $180.3 million for the year ended December 31, 1996, or 27.0%. The increase in Adjusted EBITDA for the year ended December 31, 1997 as compared to the year ended December 31, 1996 resulted from the Acquisitions and to a lesser extent, increases in net broadcast revenues on a same station basis. The Company's Adjusted EBITDA margin decreased to 48.6% for the year ended December 31, 1997 from 52.0% for the year ended December 31, 1996. This decrease in Adjusted EBITDA margin resulted primarily from the circumstances affecting broadcast cash flow margins as noted above combined with an increase in corporate expenses. Corporate overhead expenses increased to $14.4 million for the year ended December 31, 1997 from $8.9 million for the year ended December 31, 1996, or 61.8%. The increase in corporate expenses primarily resulted from costs associated with managing a larger base of operations. During 1996, the Company increased the size of its corporate staff as a result of the addition of a radio business segment and a significant increase in the number of television stations owned, operated or programmed. The costs associated with this increase in staff were only incurred during a partial period of the year ended December 31, 1996.


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

     Operating expenses excluding depreciation, amortization of intangible assets, stock-based compensation and excess syndicated programming costs increased to $167.8 million, or 108.7%, for the year ended December 31, 1996 from $80.4 million for the year ended December 31, 1995. The increase in expenses for the year ended December 31, 1996 as compared to the year ended December 31, 1995 was largely attributable to operating costs associated with the 1995 and 1996 Acquisitions, an increase in LMA fees resulting from LMA transactions and an increase in corporate overhead expenses.



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

     After Tax Cash Flow increased to $77.5 million for the year ended December 31, 1996 from $54.6 million for the year ended December 31, 1995, or 41.9%. The increase in After Tax Cash Flow for the year ended December 31, 1996 as compared to the year ended December 31, 1995 primarily resulted from the 1995 and 1996 Acquisitions offset by interest expense on the debt incurred to consummate these acquisitions.

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

     Net cash flows provided by financing activities decreased to $259.4 million for the year ended December 31, 1997 from $832.8 million for the year ended December 31, 1996. In March 1997, the Company completed issuance of the HYTOPS. The Company utilized $135 million of the approximately $192.8 million net proceeds of the issuance of the HYTOPS to repay outstanding debt and retained the remainder for general corporate purposes, which included the acquisition of KUPN-TV in Las Vegas, Nevada. The Company made payments totaling $4.6 million to repurchase 186,000 shares of Class A Common Stock during the year ended December 31, 1997. In May 1997, the Company made payments of $4.7 million related to the amendment of its 1996 Bank Credit Agreement. In the fourth quarter of 1996, the Company negotiated the prepayment of syndicated program contract liabilities for excess syndicated programming assets. In the first quarter of 1997, the Company made final cash payments of $1.4 million related to these negotiations. In July 1997, the Company issued $200.0 million aggregate principal amount of 9% Senior Subordinated Notes due 2007 and utilized $162.5 million of the approximately $195.6 million net proceeds to repay outstanding indebtedness, retaining the remainder to pay a portion of the $63 million cash down payment relating to the Heritage Acquisition. In December 1997, the Company completed an issuance of $250 million aggregate principal amount of 8 3/4% Senior Subordinated Notes due 2007. The Company received net proceeds from the issuance of $242.8 million of which $106.2 million was used to repurchase $98.1 million aggregate principal amount of the 10% Senior Subordinated Notes due 2003. The Company retained the remainder of the net proceeds for general corporate purposes which included closing the acquisition of the Heritage television stations serving the Mobile/Pensacola and Charleston/Huntington markets in January 1998.

     The Company received net proceeds from the 1997 Preferred Stock Issuance and the 1997 Common Stock Issuance of approximately $166.9 million and $151.0 million, respectively. The Company used the majority of these funds to repay existing borrowings under the 1997 Bank Credit Agreement. Contemporaneously with the 1997 Preferred Stock Issuance and the 1997 Common Stock Issuance, the Company and the lenders under the 1997 Bank Credit Agreement entered into an amendment to the 1997 Bank Credit Agreement, the effect of which was to recharacterize $275 million of indebtedness from the Tranche A Term Loan under the 1997 Bank Credit Agreement to amounts owing under the revolving credit facility under the 1997 Bank Credit Agreement. The Company used $285.7 million of the net proceeds from the 1997 Preferred Stock Issuance and the 1997 Common Stock Issuance to repay outstanding borrowings under the revolving credit facility, $8.9 million to repay outstanding amounts under the Tranche A Term Loan and the remaining net proceeds of approximately $23.3 million for general corporate purposes.

     The Company has entered into agreements to acquire additional television stations and radio stations in the Heritage Acquisition, the Lakeland Acquisition, the Max Media Acquisition and the Sullivan Acquisition. The Company also has an option to acquire the assets of WSYX-TV in Columbus, Ohio. The aggregate cash consideration needed to complete the purchase of the remaining stations under the Heritage Acquisition and to complete the Lakeland Acquisition, the Max Media Acquisition and the Sullivan Acquisition and to exercise the WSYX-TV option is expected to be approximately $1.6 billion (net of anticipated proceeds from sales of stations involved in these acquisitions).

     The Company anticipates that funds from operations, existing cash balances and availability of the revolving credit facility under the 1997 Bank Credit Agreement will be sufficient to meet its working capital, capital expenditure commitments (other than commitments for pending acquisitions described above) and debt service requirements for the foreseeable future. The Company intends to finance pending acquisitions through a combination of available cash, the net proceeds from an offering of securities, and available borrowings under the 1997 Bank Credit Agreement. The current terms of the 1997 Bank Credit Agreement do not allow the Company to borrow an amount sufficient to finance all of the pending acquisitions. The Company intends to begin discussions with its banks to refinance the Bank Credit Agreement promptly upon the completion of an offering of securities. The Company believes that such a refinancing can be accomplished on terms reasonably satisfactory to the Company, but there can be no assurance that the Company will be able to obtain such an amendment on satisfactory terms. The 1997 Bank Credit Agreement and the indentures relating to the Company's 8 3/4% Senior Subordinated Notes due 2007, 9% Senior Subordinated Notes due 2007 and 10% Senior Subordinated Notes due 2005 restrict the incurrence of additional indebtedness and the use of proceeds of an equity issuance, but these restrictions are not expected to restrict the incurrence of indebtedness or use of proceeds of an equity issuance to finance the pending acquisitions.

INCOME TAXES


     Income tax provision increased to $16.0 million for the year ended December 31, 1997 from a provision of $6.9 million for the year ended December 31, 1996. The Company's effective tax rate increased to 139.1% for the year ended December 31, 1997 from 86.0% for the year ended December 31, 1996. The increase in the Company's effective tax rate for the year ended December 31, 1997 as compared to the year ended December 31, 1996 primarily resulted from non-deductible goodwill amortization resulting from certain 1995 and 1996 stock acquisitions, a tax liability related to the dividends paid on the Company's Series C Preferred Stock (see Note 9, sub-note (a) to the Company's Consolidated Financial Statements), and state franchise taxes which are not based upon pre-tax income. Management believes that pre-tax income and "earnings and profits" will increase in future years which will result in a lower effective tax rate and utilization of certain tax deductions related to dividends paid on the Company's Series C Preferred Stock.

     As of December 31, 1997, the Company has a net deferred tax liability of $21.5 million as compared to a net deferred tax asset of $782,000 as of December 31, 1996. This change in deferred taxes primarily relates to deferred tax liabilities associated with book and tax differences relating to the depreciation and amortization of fixed assets and intangible assets, a deferred tax liability generated as a result of a reduction in basis of Series C
Preferred Stock (see Note 9, sub-note (a) to the Company's Consolidated Financial Statements), offset by deferred tax assets resulting from Federal and state net operating tax losses (NOLs) incurred during 1997. During the year ended December 31, 1997, the Company carried back certain Federal NOLs to be applied against prior years' Federal taxes paid. These Federal NOL carry-backs resulted in an income tax receivable of $10.6 million as of December 31, 1997.

     The Company's income tax provision increased to $6.9 million for the year ended December 31, 1996 from $5.2 million for the year ended December 31, 1995. The Company's effective tax rate increased to 86% for the year ended December 31, 1996 from 51% for the year ended December 31, 1995. The increase for the year ended December 31, 1996 as compared to the year ended December 31, 1995 primarily related to certain financial reporting and income tax differences attributable to certain 1995 and 1996 Acquisitions (primarily non-deductible goodwill resulting from stock acquisitions), and state franchise taxes which are independent of pre-tax income.

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

YEAR 2000


     Certain computer programs have been written using two digits rather than four to define the applicable year, which could result in the computer recognizing a date using "00" as the year 1900 rather than the year 2000. This, in turn, could result in major system failures and in miscalculations, and is generally referred to as the "Year 2000" problem. The Company and all of its subsidiaries have implemented computer systems which run substantially all of the Company's principal data processing and financial reporting software applications. The applications software used in these systems are Year 2000 compliant. Presently, the Company does not believe that Year 2000 compliance will result in any material investments, nor does the Company anticipate that the Year 2000 problem will have material adverse effects on the business operations or financial performance of the Company. In addition, the Company is not aware of any Year 2000 problems of its customers, suppliers or network affiliates that will have a material adverse effect on the business, operations or financial performance of the Company. There can be no assurance, however, that the Year 2000 problem will not adversely affect the Company and its business.

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



SUMMARY COMPENSATION TABLE

                                                                                   LONG-TERM
                                                 ANNUAL COMPENSATION              COMPENSATION
                 NAME AND                  -------------------------------  SECURITIES UNDERLYING      ALL OTHER
            PRINCIPAL POSITION              YEAR      SALARY     BONUS (A)    OPTIONS GRANTED (#)    COMPENSATION (B)
------------------------------------------ ------ ------------- ----------- ----------------------- -----------------

David D. Smith
 President and Chief Executive Officer ... 1997    $1,354,490    $ 98,224                --              $ 6,306
                                           1996       767,308     317,913                --                6,748
                                           1995       450,000     343,213                --                4,592
Frederick G. Smith
 Vice President .......................... 1997       273,000          --                --                5,912
                                           1996       260,000     233,054                --                6,704
                                           1995       260,000     258,354                --               20,361
J. Duncan Smith
 Secretary ............................... 1997       283,500          --                --               15,569
                                           1996       270,000     243,485                --               18,494
                                           1995       270,000     268,354                --               21,467
Robert E. Smith
 Secretary ............................... 1997       259,615          --                --                5,539
                                           1996       250,000     233,054                --                6,300
                                           1995       250,000     258,354                --                4,592
David B. Amy
 Chief Financial Officer ................. 1997       189,000      50,000            25,000               10,140
                                           1996       173,582      31,000                --                7,766
                                           1995       132,310      20,000             7,500                7,868

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

STOCK OPTIONS

     No grants of stock options were made during 1997 to the Named Executive Officers other than the options with respect to 25,000 shares of Class A Common Stock which were granted to David Amy. The following table shows the number of stock options exercised during 1997 and the 1997 year-end value of the stock options held by the Named Executive Officers:


                                                                   NUMBER OF
                                                             SECURITIES UNDERLYING         VALUE OF UNEXERCISED
                                                              UNEXERCISED OPTIONS         "IN-THE-MONEY" OPTIONS
                                                             AT DECEMBER 31, 1997        AT DECEMBER 31, 1997(A)
                              SHARES ACQUIRED    VALUE   ----------------------------- ----------------------------
            NAME                ON EXERCISE     REALIZED  EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
---------------------------- ----------------- --------- ------------- --------------- ------------- --------------
David D. Smith .............        --            $--            --             --        $     --      $     --
Frederick G. Smith .........        --             --            --             --              --            --
J. Duncan Smith ............        --             --            --             --              --            --
Robert E. Smith ............        --             --            --             --              --            --
David B. Amy ...............        --             --        11,500         21,000         226,363       212,613


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

EMPLOYMENT AGREEMENTS

     The Company has entered into an employment agreement with David D. Smith, President and Chief Executive Officer of the Company. David Smith's employment agreement has an initial term of three years and is renewable for additional one-year terms, unless either party gives notice of termination not less than 60 days prior to the expiration of the then current term. As of January 1, 1998, Mr. Smith receives a base salary of approximately $1,386,750, subject to annual increases of 7 1/2% on January 1 of each year. Mr. Smith is also entitled to participate in the Company's Executive Bonus Plan based upon the performance of the Company during the year. The employment agreement provides that the Company may terminate Mr. Smith's employment prior to expiration of the agreement's term as a result of (i) a breach by Mr. Smith of any material covenant, promise or agreement contained in the employment agreement; (ii) a dissolution or winding up of the Company; (iii) the disability of Mr. Smith for more than 210 days in any twelve month period (as determined under the employment agreement); or (iv) for cause, which includes conviction of certain crimes, breach of a fiduciary duty to the Company or the stockholders, or repeated failure to exercise or undertake his duties as an officer of the Company (each, a "Termination Event").

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

     In connection with the River City Acquisition, the Company entered into an employment agreement (the "Baker Employment Agreement") with Barry Baker pursuant to which Mr. Baker will become President and Chief Executive Officer of SCI and Executive Vice President of the Company at such time as Mr. Baker is able to hold those positions consistent with applicable FCC regulations. Until such time as Mr. Baker is able to become an officer of the Company, he serves as a consultant to the Company pursuant to a consulting agreement and receives compensation that he would be entitled to as an officer under the Baker Employment Agreement. While Mr. Baker acts as consultant to the Company he will not direct employees of Sinclair in the operation of its television stations and will not perform services relating to any shareholder, bank financing or regulatory compliance matters with respect to the Company. In addition, Mr. Baker will remain the Chief Executive Officer of River City and will devote a substantial amount of his business time and energies to those services. As of January 1, 1998, Mr. Baker receives a base salary of approximately $1,155,625 per year, subject to annual increases of 7 1/2% on January 1 each year. Mr. Baker is also entitled to receive a bonus equal to 2% of the amount by which the Broadcast Cash Flow (as defined in the Baker Employment Agreement) of SCI for a year exceeds the Broadcast Cash Flow for the immediately preceding year. Mr. Baker has received options to acquire 1,382,435 shares of the Class A Common Stock (or 3.33% of the common equity of Sinclair determined on a fully diluted basis as of the date of the River City Acquisition). The option became exercisable with respect to 50% of the shares upon closing of the River City Acquisition, and became exercisable with respect to an additional 25% of the shares on the first anniversary of the closing of the River City Acquisition, and will become exercisable with respect to the remaining 25% on the second anniversary of the closing of the River City Acquisition. The exercise price of the option is approximately $30.11 per share. The term of the Baker Employment Agreement extends until May 31, 2001, and is automatically extended to the third anniversary of any Change of Control (as defined in the Baker Employment Agreement). If the Baker Employment Agreement is terminated as a result of a Series B Trigger Event (as defined below), then Mr. Baker shall be entitled to a termination payment equal to the amount that would have been paid in base salary for the remainder of the term of the agreement plus bonuses that would be paid for such period based on the average bonus paid to Mr. Baker for the previous three years, and all options shall vest immediately upon such termination. In addition, upon such a termination, Mr. Baker shall have the option to purchase from the Company for the fair market value thereof either (i) all broadcast operations of Sinclair in the St. Louis, Missouri DMA or (at the option of Mr. Baker) the

Asheville, North Carolina/Greenville/Spartanburg, South Carolina DMA or (ii) all of the Company's radio broadcast operations. Mr. Baker shall also have the right following such a termination to receive quarterly payments (which may be paid either in cash or, at the Company's option, in additional shares of Class A Common Stock) equal to 5.00% of the fair market value (on the date of each payment) of all stock options and common stock issued pursuant to the exercise of such stock options or pursuant to payments of this obligation in shares of Class A Common Stock and held by him at the time of such payment (except that the first such payment shall be 3.75% of such value). The fair market value of unexercised options for such purpose shall be equal to the market price of underlying shares less the exercise price of the options. Following termination of Mr. Baker's employment agreement, the Company shall have the option to purchase the options and shares from Mr. Baker at their market value. A "Series B Trigger Event" means the termination of Barry Baker's employment with the Company prior to the expiration of the initial five-year term of the Baker Employment Agreement (i) by the Company for any reason other than "for cause" (as defined in the Baker Employment Agreement) or (ii) by Barry Baker under certain circumstances, including (a) on 60 days' prior written notice given at any time within 180 days following a Change of Control; (b) if Mr. Baker is not elected (and continued) as a director of Sinclair or SCI, as President and Chief Executive Officer of SCI or as Executive Vice President of Sinclair, or Mr. Baker shall be removed from any such board or office; (c) upon a material breach by Sinclair or SCI of the Baker Employment Agreement which is not cured; (d) if there shall be a material diminution in Mr. Baker's authority or responsibility, or certain of his economic benefits are materially reduced, or Mr. Baker shall be required to work outside Baltimore; or (e) the effective date of his employment as contemplated by clause (b) shall not have occurred by August 31, 1997. Mr. Baker cannot be appointed to such positions with the Company or SCI until the Company or SCI takes certain actions with respect to WTTV and WTTK in Indianapolis and WTTE or WSYX in Columbus. The Company has not taken these actions as of the date of this Form 10-K and, accordingly, Mr. Baker is able to terminate the Baker Employment Agreement at any time.



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


     During 1997, none of the Named Executive Officers participated in any deliberations of the Company's Board of Directors or the Compensation Committee relating to compensation of the Named Executive Officers.

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

                                            SHARES OF CLASS B     SHARES OF SERIES B    SHARES OF CLASS A
                                               COMMON STOCK         PREFERRED STOCK        COMMON STOCK       PRERCENT OF
                                            BENEFICIALLY OWNED    BENEFICIALLY OWNED    BENEFICIALLY OWNED       TOTAL
                                          ---------------------- -------------------- ----------------------    VOTING
                   NAME                      NUMBER     PERCENT    NUMBER    PERCENT     NUMBER     PERCENT    POWER (A)
----------------------------------------- ------------ --------- ---------- --------- ------------ --------- ------------
David D. Smith(b) .......................   6,924,999     27.5%                         6,935,057     32.6%       25.7%
Frederick G. Smith (b)(c) ...............   5,922,795     23.5%                         5,926,853     29.2%       22.0%
J. Duncan Smith (b)(d) ..................   6,569,994     26.2%                         6,570,020     31.4%       24.4%
Robert E. Smith (b)(e) ..................   5,748,644     22.8%                         5,748,702     28.6%       21.3%
David B. Amy (f) ........................                                                 102,258        *           *
Basil A. Thomas .........................                                                   2,000        *           *
Lawrence E. McCanna .....................                                                     300        *           *
Barry Baker (g)(h) ......................                          72,016       7.4%    1,644,311     10.3%          *
Putnam Investments, Inc. ................                                               4,393,534     30.6%        1.6%
 One Post Office Square
 Boston, Massachusetts 02109
T. Rowe Price Associates, Inc. (i) ......                                                 933,500      6.5%          *
 100 East Pratt Street
 Baltimore, Maryland 21202
Lynn & Mayer Inc. .......................                                                 819,000      5.7%          *
 520 Madison Avenue
 New York, New York 10022
The Equitable Companies Incorporated.....                                               1,162,725      8.1%          *
 787 Seventh Avenue
 New York, New York 10019
Better Communications, Inc. (h) .........                         134,858      13.8%      490,393      3.3%          *
 1215 Cole Street
 St. Louis, Missouri 63106
BancBoston Investments (h) ..............                         150,335      13.8%      546,673      3.7%
 150 Royal Street
 Canton, Massachusetts 02021
Pyramid Ventures, Inc. ..................                         152,995      15.7%      556,345      3.7%          *
 1215 Cole Street
 St. Louis, Missouri 63106
Boston Ventures Limited
 Partnership IV (h) .....................                         253,800      26.0%      922,909      6.0%          *
 21 Custom House Street
 10th Floor
 Boston, Massachusetts 02110
Boston Ventures Limited
 Partnership IVA (h) ....................                         142,745      14.6%      519,073      3.5%          *
 21 Custom House Street
 10th Floor
 Boston, Massachusetts 02110
All directors and executive
 officers as a group (7 persons) ........  25,166,432    100.0%        --        --    25,285,190     63.8%       93.4%

----------
*   Less than 1%
(a) Holders of Class A Common Stock are entitled to one vote per share and holders of Class B Common Stock are entitled to ten votes per share except for votes relating to "going private" and certain other transactions. The Class A Common Stock, the Class B Common Stock and the Series B Preferred Stock vote altogether as a single class except as otherwise may be required by Maryland law on all matters presented for a vote, with each share of Series B Preferred Stock entitled to approximately 3.64 votes on all such matters. Holders of Class B Common Stock may at any time convert their shares into the same number of shares of Class A Common Stock and holders of Series B Preferred Stock may at any time convert each share of Series B Preferred Stock into approximately 3.64 shares of Class A Common Stock.

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


     Principal and interest payments on the Founders' Note issued to the estate of Julian S. Smith are payable, in various amounts, each April and October, beginning October 1991 until October 2004, with a balloon payment due at maturity in the amount of $5.0 million. Additionally, monthly interest payments commenced on April 1993 and continued until December 1996. Principal and interest paid in 1997 on this Founders' Note was $653,000 and at December 31, 1997, $5.8 million in principal amount of this Founders' Note remained outstanding.

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

HERITAGE AUTOMOTIVE GROUP


     In January 1997, David D. Smith, the Company's President and Chief Executive Officer and one of the Controlling Shareholders, made a substantial investment in, and became a member of the board of directors of, Summa Holdings, Ltd. which, through wholly owned subsidiaries, owns the Heritage Automotive Group ("Heritage") and Allstate Leasing ("Allstate"). Mr. Smith is not an officer, nor does he actively participate in the management, of Summa Holdings, Ltd., Heritage, or Allstate. Heritage owns and operates new and used car dealerships in the Baltimore metropolitan area. Allstate owns and operates an automobile and equipment leasing business with offices in the Baltimore, Richmond, Houston, and Atlanta metropolitan areas. The Company sells Heritage and Allstate advertising time on WBFF and WNUV, the television stations operated by the Company serving the Baltimore DMA. The Company believes that the terms of the transactions between the Company and Heritage and the Company and Allstate are and will be comparable to those prevailing in similar transactions with or involving unaffiliated parties. Payments from Heritage and Allstate to Sinclair for the year 1997 were approximately $263,200.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
         AND REPORTS ON FORM 8-K AND FORM 8-K/A


       (a) (1) Index to Financial Statements

     The financial statements required by this item are submitted in a separate section beginning on page F-1 of this report.

Index to Financial Statements

                                                                                    PAGE
                                                                                    ------
     Index to Financial Statements ................................................ F-1
     Report of Independent Public Accountants ..................................... F-2
     Consolidated Balance Sheets as of December 31, 1996 and 1997 ................. F-3
     Consolidated Statements of Operations for the Years Ended December 31, 1995,
      1996 and 1997 ............................................................... F-4
     Consolidated Statements of Stockholders' Equity for the Years Ended Decem-
      ber 31, 1995, 1996 and 1997 ................................................. F-5, F-6
     Consolidated Statements of Cash Flows for the Years Ended December 31, 1995,
      1996 and 1997 ............................................................... F-7,  F-8
     Notes to Consolidated Financial Statements ................................... F-9


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

       (a) (3) Index to Exhibits

       See Index to Exhibits

       (b) Reports on Form 8-K

     There were no reports on Form 8-K filed by the Registrant during the fourth quarter of the fiscal year ended December 31, 1997, except for the Registrant's Current Reports on Form 8-K and 8-K/A, filed October 8, 1997, November 26, 1997, December 5, 1997, December 12, 1997 and December 16, 1997.



       (c) Exhibits

     The exhibits required by this Item are listed under Item 14 (a) (3).

       (d) Financial Statements Schedules

     The financial  statement  schedules  required by this Item are listed under
Item 14 (a) (2).

                SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS



                                                                                            PAGE
                                                                                         ---------
SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES

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



                                              ARTHUR ANDERSEN LLP

Baltimore,  Maryland,
February 9, 1998, except for Note 24,
as to which the date is February 23, 1998

                SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)





                                                                                       AS OF DECEMBER 31,
                                                                                 ------------------------------
                                                                                      1996             1997
                                                                                 --------------   -------------
                                     ASSETS
CURRENT ASSETS:
 Cash, and cash equivalents ..................................................     $    2,341      $  139,327
 Accounts receivable, net of allowance for doubtful accounts
  of $2,472 and $2,920, respectively .........................................        112,313         123,018
 Current portion of program contract costs ...................................         44,526          46,876
 Prepaid expenses and other current assets ...................................          3,704           4,673
 Deferred barter costs .......................................................          3,641           3,727
 Refundable income taxes .....................................................             --          10,581
 Deferred tax assets .........................................................          1,245           2,550
                                                                                   ----------      ----------
  Total current assets .......................................................        167,770         330,752
PROGRAM CONTRACT COSTS, less current portion .................................         43,037          40,609
LOANS TO OFFICERS AND AFFILIATES .............................................         11,426          11,088
PROPERTY AND EQUIPMENT, net ..................................................        154,333         161,714
NON-COMPETE AND CONSULTING AGREEMENTS, net of
 accumulated amortization of $54,236 and $64,229, respectively ...............         10,193             200
OTHER ASSETS .................................................................         64,235         167,895
ACQUIRED INTANGIBLE BROADCASTING ASSETS, net of
 accumulated amortization of $85,155 and $138,061, respectively ..............      1,256,303       1,321,976
                                                                                   ----------      ----------
  Total Assets ...............................................................     $1,707,297      $2,034,234
                                                                                   ==========      ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable ............................................................     $   11,886      $    5,207
 Income taxes payable ........................................................            730              --
 Accrued liabilities .........................................................         35,074          40,532
 Current portion of long-term liabilities- ...................................
  Notes payable and commercial bank financing ................................         62,144          35,215
  Notes and capital leases payable to affiliates .............................          1,774           3,073
  Program contracts payable ..................................................         58,461          66,404
  Deferred barter revenues ...................................................          3,576           4,273
                                                                                   ----------      ----------
  Total current liabilities ..................................................        173,645         154,704
LONG-TERM LIABILITIES:
 Notes payable and commercial bank financing .................................      1,212,000       1,022,934
 Notes and capital leases payable to affiliates ..............................         12,185          19,500
 Program contracts payable ...................................................         56,194          62,408
 Deferred tax liability ......................................................            463          24,092
 Other long-term liabilities .................................................          2,739           3,611
                                                                                   ----------      ----------
  Total liabilities ..........................................................      1,457,226       1,287,249
                                                                                   ----------      ----------
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES ...............................          3,880           3,697
                                                                                   ----------      ----------
COMMITMENTS AND CONTINGENCIES
EQUITY PUT OPTIONS ...........................................................          8,938              --
                                                                                   ----------      ----------
COMPANY OBLIGATED MANDATORILY REDEEMABLE SECURITIES OF
 SUBSIDIARY TRUST HOLDING SOLELY KDSM SENIOR DEBENTURES ......................             --         200,000
                                                                                   ----------      ----------
STOCKHOLDERS' EQUITY:
 Series B Preferred stock, $.01 par value, 10,000,000 shares authorized and
  1,150,000 and 1,071,381 issued and outstanding .............................             11              10
 Series D Preferred stock, $.01 par value, 3,450,000 shares authorized and
  -0- and 3,450,000 shares issued and outstanding, respectively ..............             --              35
 Class A Common stock, $.01 par value, 100,000,000 shares authorized and 6,911,880 and 13,733,430 shares issued and outstanding,
  respectively ...............................................................             70             137
 Class B Common stock, $.01 par value, 35,000,000 shares authorized and
  27,850,581 and 25,436,432 shares issued and outstanding ....................            279             255
 Additional paid-in capital ..................................................        256,954         552,949
 Additional paid-in capital -- equity put options ............................             --          23,117
 Additional paid-in capital -- deferred compensation .........................         (1,129)           (954)
 Accumulated deficit .........................................................        (18,932)        (32,261)
                                                                                   ----------      ----------
  Total stockholders' equity .................................................        237,253         543,288
                                                                                   ----------      ----------
  Total Liabilities and Stockholders' Equity .................................     $1,707,297      $2,034,234
                                                                                   ==========      ==========



 The accompanying notes are an integral part of these consolidated statements.

                SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                                               1995          1996           1997
                                                                           -----------   -----------   -------------
REVENUE:
 Station broadcast revenue, net of agency commissions of
   $31,797, $56,040 and $74,984, respectively ..........................    $ 187,934     $ 346,459      $ 471,228
 Revenue realized from station barter arrangements .....................       18,200        32,029         45,207
                                                                            ---------     ---------      ---------
   Total revenue .......................................................      206,134       378,488        516,435
                                                                            ---------     ---------      ---------
OPERATING EXPENSES:
 Program and production ................................................       28,152        66,652         92,178
 Selling, general and administrative ...................................       36,174        75,924        106,084
 Expenses realized from station barter arrangements ....................       16,120        25,189         38,114
 Amortization of program contract costs and net
   realizable value adjustments ........................................       29,021        47,797         66,290
 Stock-based compensation ..............................................           --           739          1,636
 Depreciation and amortization of property and equipment ...............        5,400        11,711         18,040
 Amortization of acquired intangible broadcasting assets,
   non-compete and consulting agreements and other assets ..............       45,989        58,530         67,840
 Amortization of excess syndicated programming .........................           --         3,043             --
                                                                            ---------     ---------      ---------
   Total operating expenses ............................................      160,856       289,585        390,182
                                                                            ---------     ---------      ---------
   Broadcast operating income ..........................................       45,278        88,903        126,253
                                                                            ---------     ---------      ---------

OTHER INCOME (EXPENSE):
 Interest and amortization of debt discount expense ....................      (39,253)      (84,314)       (98,393)
 Subsidiary trust minority interest expense.. ..........................           --            --        (18,600)
 Interest income .......................................................        3,942         3,136          2,174
 Other income. .........................................................          221           342             54
                                                                            ---------     ---------      ---------
   Income before provision for income taxes and extraordinary item .....       10,188         8,067         11,488

PROVISION FOR INCOME TAXES. ............................................        5,200         6,936         15,984
                                                                            ---------     ---------      ---------
 Net income (loss) before extraordinary item ...........................        4,988         1,131         (4,496)

EXTRAORDINARY ITEM:
 Loss on early extinguishment of debt, net of related income
   tax benefit of $3,357 and $4,045, respectively. .....................       (4,912)           --         (6,070)
                                                                            ---------     ---------      ---------
NET INCOME (LOSS) ......................................................    $      76     $   1,131      $ (10,566)
                                                                            =========     =========      =========
NET INCOME (LOSS) AVAILABLE TO COMMON
 SHAREHOLDERS ..........................................................    $      76     $   1,131      $ (13,329)
                                                                            =========     =========      =========
BASIC EARNINGS PER SHARE:
 Income (loss) per share before extraordinary item .....................    $     .15     $     .03      $    (.20)
                                                                            =========     =========      =========
 Net income (loss) per share ...........................................    $       -     $     .03      $    (.37)
                                                                            =========     =========      =========
 Average shares outstanding ............................................       32,198        34,748         35,951
                                                                            =========     =========      =========
DILUTED EARNINGS PER SHARE:
 Income (loss) per share before extraordinary item .....................    $     .15     $     .03      $    (.20)
                                                                            =========     =========      =========
 Net income (loss) per share ...........................................    $       -     $     .03      $    (.37)
                                                                            =========     =========      =========
 Average shares outstanding ............................................       32,205        37,381         40,078
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





                                                   SERIES A    SERIES B   CLASS A   CLASS B
                                                  PREFERRED   PREFERRED    COMMON    COMMON
                                                    STOCK       STOCK      STOCK     STOCK
                                                 ----------- ----------- --------- ---------
BALANCE, December 31, 1994 .....................   $   --       $--         $--      $ 290
 Issuance of common shares, net of
  related expenses of $9,288 ...................       --        --          58         --
 Non-cash distribution prior to KCI merger .....       --        --          --         --
 Realization of deferred gain ..................       --        --          --         --
 Net income ....................................       --        --          --         --
                                                   ------       ---         ---      -----
BALANCE, December 31, 1995 .....................       --        --          58        290
 Class B Common Stock converted into
  Class A Common Stock .........................       --        --          11        (11)
 Issuance of Series A Preferred Stock ..........       12        --          --         --
 Series A Preferred Stock converted
  into Series B Preferred Stock ................      (12)       12          --         --
 Series B Preferred Stock converted into
  Class A Common Stock .........................       --        (1)          1         --
 Repurchase of 30,000 shares of
  Class A Common Stock .........................       --        --          --         --
 Stock option grants ...........................       --        --          --         --
 Income tax provision for deferred
  compensation .................................       --        --          --         --
 Equity put options ............................       --        --          --         --
 Amortization of deferred
  compensation. ................................       --        --          --         --
 Net income. ...................................       --        --          --         --
                                                   ------       -----       ---      -----
BALANCE, December 31, 1996 .....................   $   --       $11         $70      $ 279
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

                SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1995, 1996 AND 1997 - (CONTINUED)

Intangible assets, at cost, as of December 31, 1996 and 1997, consist of the following (in thousands):

                                                AMORTIZATION
                                                   PERIOD          1996          1997
                                              --------------- ------------- -------------
     Goodwill ...............................      40 years    $  676,219    $  755,858
     Intangibles related to LMAs ............      15 years       120,787       128,080
     Decaying advertiser base ............... 1 -- 15 years        93,896        95,657
     FCC licenses ...........................      25 years       370,533       400,073
     Network affiliations ................... 1 -- 25 years        55,966        55,966
     Other .................................. 1 -- 40 years        24,057        24,403
                                                               ----------    ----------
                                                                1,341,458     1,460,037
     Less- Accumulated amortization .........                     (85,155)     (138,061)
                                                               ----------    ----------
                                                               $1,256,303    $1,321,976
                                                               ==========    ==========

Accrued Liabilities



Accrued liabilities consist of the following as of December 31, 1996 and 1997 (in thousands):



                                  1996         1997
                               ----------   ----------
     Compensation ..........    $10,850      $10,608
     Interest ..............     11,915       18,359
     Other .................     12,309       11,565
                                -------      -------
                                $35,074      $40,532
                                =======      =======


Supplemental Information - Statement of Cash Flows

During 1995, 1996 and 1997 the Company incurred the following transactions (in thousands):

                                                               1995        1996         1997
                                                            ---------   ----------   ----------
- Purchase accounting adjustments related to deferred
 taxes ..................................................    $ 3,400     $ 18,051     $    --
                                                             =======     ========     =======
- Capital lease obligations incurred ....................    $    --     $     --     $10,927
                                                             =======     ========     =======
- Issuance of Series A Preferred Stock (see Note 12).....    $    --     $125,079     $    --
                                                             =======     ========     =======
- Income taxes paid .....................................    $ 7,941     $  6,837     $ 6,502
                                                             =======     ========     =======
- Subsidiary trust minority interest payments ...........    $    --     $     --     $17,631
                                                             =======     ========     =======
- Interest paid .........................................    $24,770     $ 82,814     $98,521
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
                                                       =========    =========

3. INTEREST RATE DERIVATIVE AGREEMENTS:


The Company entered into interest rate derivative agreements to reduce the impact of changing interest rates on its floating rate debt, primarily relating to the 1997 Bank Credit Agreement (see Note 4 ). The 1997 Bank Credit Agreement, as amended and restated, requires the Company to enter into Interest

                SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1995, 1996 AND 1997 - (CONTINUED)

Rate Protection Agreements at rates not to exceed 9.5% per annum as to a notional principal amount at least equal to 60% of the Tranche A term loans scheduled to be outstanding from time to time and at rates not to exceed 9.75% per annum as to a notional principal amount of 60% of the aggregate amount of Tranche B scheduled to be outstanding from time to time.


As of December 31, 1997, the Company had several interest rate swap agreements relating to the Company's indebtedness which expire from June 10, 1998 to July 15, 2007. The swap agreements set rates in the range of 5.64% to 9.0%. The notional amounts related to these agreements were $1.0 billion at December 31, 1997, and decrease to $200 million through the expiration dates. The Company has no intentions of terminating these instruments prior to their expiration dates unless it were to prepay a portion of its bank debt.


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

                SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1995, 1996 AND 1997 - (CONTINUED)



The applicable interest rate for the Tranche A Term Loan and the Revolving Credit Commitment was either LIBOR plus 1.25% to 2.5% or the base rate plus zero to 1.25%. The applicable interest rate for the Tranche A Term Loan and the Revolving Credit Commitment was adjusted based on the ratio of total debt to four quarters trailing earnings before interest, taxes, depreciation and amortization. The applicable interest rate for Tranche B was either LIBOR plus 2.75% or the base rate plus 1.75%. The weighted average interest rates for outstanding indebtedness relating to the 1996 Bank Credit Agreement during 1996 and as of December 31, 1996, were 8.08% and 8.12%, respectively. Interest expense relating to the 1996 Bank Credit Agreement was $40.4 million for the year ended December 31, 1996. The Company amended and restated the 1996 Bank Credit Agreement as discussed below.

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

The applicable interest rate for the Tranche A Term Loan and the Revolving Credit Commitment is either LIBOR plus 0.5% to 1.875% or the base rate plus zero to 0.625%. The applicable interest rate for the Tranche A Term Loan and the Revolving Credit Commitment is adjusted based on the ratio of total debt to four quarters' trailing earnings before interest, taxes, depreciation and amortization. The weighted average interest rates for outstanding indebtedness relating to the 1997 Bank Credit Agreement during 1997 and as of December 31, 1997 were 7.43% and 8.5%, respectively. The interest expense relating to the 1997 Bank Credit Agreement was $46.7 million for the year ended December 31, 1997.

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



  10% SENIOR SUBORDINATED NOTES DUE 2003 AND 1997 TENDER OFFER
  ------------------------------------------------------------

In December 1993, the Company completed an issuance of $200 million aggregate principal amount of 10% Senior Subordinated Notes (the "1993 Notes"), due 2003. Subsequently, the Company determined that a redemption of $100.0 million was required. This redemption and a refund of $1.0 million of fees from the underwriters took place in the first quarter of 1994.

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

5. NOTES AND CAPITAL LEASES PAYABLE TO AFFILIATES:

Notes and capital leases payable to affiliates consisted of the following as of December 31, 1996 and 1997 (in thousands):


                                                                              1996          1997
                                                                           ----------   -----------
Subordinated installment notes payable to former majority owners, interest at 8.75%,  principal  payments in varying  amounts due  annually beginning October 1991, with a balloon payment
 due at maturity in May 2005 ...........................................    $ 10,448     $  9,574
Capital lease for building, interest at 17.5% ..........................       1,372        1,198
Capital leases for broadcasting tower facilities, interest rates aver-
 aging 10% .............................................................         249        3,720
Capitalization of time brokerage agreements, interest at 6.73% .........          --        6,611
Capital leases for building and tower, interest at 8.25% ...............       1,890        1,470
                                                                            --------     --------
                                                                              13,959       22,573
Less: Current portion ..................................................      (1,774)      (3,073)
                                                                            --------     --------
                                                                            $ 12,185     $ 19,500
                                                                            ========     ========

                SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1995, 1996 AND 1997 - (CONTINUED)

Notes and capital leases payable to affiliates, as of December 31, 1997, mature as follows (in thousands):


     1998 .............................................................    $  4,694
     1999 .............................................................       4,696
     2000 .............................................................       4,615
     2001 .............................................................       4,044
     2002 .............................................................       2,854
     2003 and thereafter ..............................................       7,503
                                                                           --------
     Total minimum payments due .......................................      28,406
     Less: Amount representing interest ...............................      (5,833)
                                                                           --------
     Present value of future notes and capital lease payments .........    $ 22,573
                                                                           ========

6. PROGRAM CONTRACTS PAYABLE:

Future payments required under program contracts payable as of December 31, 1997, are as follows (in thousands):

     1998 ...................................................    $  66,404
     1999 ...................................................       40,026
     2000 ...................................................       20,375
     2001 ...................................................        1,770
     2002 ...................................................          208
     2003 and thereafter ....................................           29
                                                                 ---------
                                                                   128,812
     Less: Current portion ..................................      (66,404)
                                                                 ---------
     Long-term portion of program contracts payable .........    $  62,408
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

                SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1995, 1996 AND 1997 - (CONTINUED)



EXERCISE OF OPTIONS TO ACQUIRE RIVER CITY LICENSE ASSETS

Since March 31, 1997, the FCC has granted approval for transfer of FCC licenses with respect to the following television stations: KDNL-TV (St. Louis, Missouri), KOVR-TV (Sacramento, California), WLOS-TV (Asheville, North Carolina), KABB-TV (San Antonio, Texas) and KDSM-TV (Des Moines, Iowa). The Company exercised options to acquire the License Assets (the television and radio assets essential for broadcasting a television or radio signal in compliance with regulatory guidelines) of each of these stations from River City Broadcasting, L.P. ("River City") for aggregate option exercise payments of $9.3 million. In July 1997, the Company made an option exercise payment of $0.5 million to River City related to the license assets of WFBC-TV (Greenville, South Carolina) and simultaneously assigned its option to acquire the License Assets of WFBC-TV to Glencairn, Ltd. ("Glencairn") for an option assignment fee of $2.0 million. The Company entered into a local marketing agreement ("LMA") with Glencairn whereby the Company, in exchange for an hourly fee, obtained the right to program and sell advertising on substantially all of the station's inventory of broadcast time. The Company also received FCC approval for the transfer of the FCC licenses of KPNT-FM and WVRV-FM in St. Louis, Missouri, and exercised its option to acquire the License Assets of these radio stations for an option exercise price of $1.2 million. As a result of these license approvals and option exercises, the Company now owns the License Assets of (or has entered into an LMA with Glencairn with respect to) all of the television and radio stations with respect to which it acquired Non-License Assets (assets involved in the operation of radio and television stations other than License Assets) from River City, other than WTTV-TV and WTTK-TV in Indianapolis, Indiana.

AGREEMENT TO ACQUIRE HERITAGE

On July 16, 1997, the Company entered into agreements (the "Heritage Acquisition Agreements") with The News Corporation Limited, Heritage Media Group, Inc. and certain subsidiaries of Heritage Media Corporation (collectively, "Heritage"), pursuant to which the Company agreed to acquire certain television and radio station assets. Under the Heritage Acquisition Agreements, the Company will acquire the assets of, or the right to program pursuant to LMAs, six television stations in three markets and the assets of 24 radio stations in seven markets (the "Heritage Acquisition"). The aggregate purchase price for the assets is $630 million payable in cash at closing, less deposits paid of $65.5 million. During the first quarter of 1998, the Company completed the acquisition of the Heritage television and radio stations except for the radio stations in the New Orleans, Louisiana market (see Note 24).

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

AGREEMENT TO ACQUIRE MAX MEDIA



On December 2, 1997, the Company entered into agreements to acquire, directly or indirectly, all of the equity interests of Max Media Properties, L.L.C. ("Max Media"). As a result of this transaction, the Company will acquire, or acquire the right to program pursuant to LMAs, nine television stations and eight radio stations in eight markets (the "Max Media Acquisition"). The aggregate purchase price is $255 million payable in cash at closing (less a deposit of $12.8 million paid at the time of signing the acquisition agreement), a portion of which will be used to retire existing debt of Max Media at closing. Max Media's television station WKEF-TV in Dayton, Ohio has an overlapping service area with the

                SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1995, 1996 AND 1997 - (CONTINUED)


Company's television stations WTTE-TV in Columbus, Ohio, WSTR-TV in Cincinnati, Ohio, and with Company LMA station WTTV-TV in Indianapolis, Indiana. In addition, Max Media's television station WEMT-TV in Tri-Cities, Tennessee/Virginia has an overlapping service area with the Company's television station WLOS-TV in Asheville, North Carolina and Max Media's television station KBSI-TV in Paducah, Kentucky/Cape Girardeau, Missouri has an overlapping service area with the Company's television station KDNL-TV in St. Louis, Missouri. Furthermore, the Company owns a television station (and proposes to acquire radio stations from Heritage) in the Norfolk-Virginia Beach-Newport News, Virginia market, where four of Max Media's radio stations are located. Consequently, the Company has requested waivers from the FCC to allow the Company to complete the Max Media Acquisition. There can be no assurance that such waivers will be granted. As a result of the Max Media Acquisition and the Heritage Acquisition, the Company intends to dispose of two of the FM radio stations in the Norfolk-Virginia Beach-Newport News, Virginia radio market that it has agreed to acquire from Heritage and Max Media in order to be in compliance with the FCC regulations that limit the number of radio stations that can be owned in a market. The Max Media Acquisition is subject to FCC and Department of Justice (DOJ) approval and certain other conditions, and is anticipated to be completed in the second quarter of 1998. The transaction is expected to be financed through borrowings under the Company's Bank Credit Agreement.

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

16. PUBLIC OFFERING OF SERIES D PREFERRED STOCK:


Concurrent with the Common Stock Offering, the Company completed a public offering of 3,450,000 shares of Series D Convertible Exchangeable Preferred
Stock (the "Preferred Stock Offering"). The shares were sold pursuant to the Shelf Registration at an offering price of $50 per share and generated proceeds to the Company of $166.9 million, net of underwriters' discount and other offering costs of $5.0 million.

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

                SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1995, 1996 AND 1997 - (CONTINUED)



The Company received total net proceeds of $317.9 million from the Preferred Stock Offering and the Common Stock Offering. The Company utilized $285.7 million of the net proceeds from the Common Stock Offering and the Preferred Stock Offering to repay outstanding borrowings under the revolving credit facility, $8.9 million to repay outstanding amounts under the Tranche A term loan of the 1997 Bank Credit Agreement and retained the remaining net proceeds of approximately $23.3 million for general corporate purposes.

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

                SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1995, 1996 AND 1997 - (CONTINUED)

A summary of changes in outstanding stock options follows:

                                                       WEIGHTED-                     WEIGHTED-
                                                        AVERAGE                       AVERAGE
                                                        EXERCISE                     EXERCISE
                                          OPTIONS        PRICE       EXERCISABLE       PRICE
                                       ------------   -----------   -------------   ----------
Outstanding at end of 1994 .........           --       $   --               --       $   --
1995 Activity:
 Granted ...........................       68,000        21.00               --           --
                                           ------       ------          -------       ------
Outstanding at end of 1995 .........       68,000        21.00               --           --
1996 Activity:
 Granted ...........................    1,904,785        31.50               --           --
 Exercised .........................           --           --               --           --
 Forfeited .........................        3,750        21.00               --           --
                                        ---------       ------          -------       ------
Outstanding at end of 1996 .........    1,969,035        31.16          736,218        30.11
                                        ---------       ------          -------       ------
1997 Activity:
 Granted ...........................      274,450        33.74               --           --
 Exercised .........................        5,000        21.00               --           --
 Forfeited .........................      126,200        35.69               --           --
                                        ---------       ------          -------       ------
Outstanding at end of 1997 .........    2,112,285      $ 34.19        1,214,076      $ 29.82
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



In April 1997, the Company entered into put and call option contracts related to its common stock for the purpose of hedging the dilution of the common stock upon the exercise of stock options granted. The Company entered into 550,000 European style (that is, exercisable on the expiration date only) put

                SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1995, 1996 AND 1997 - (CONTINUED)


options for common stock with a strike price of $25.78 per share which provide for settlement in cash or in shares, at the election of the Company. The Company entered into 550,000 American style (that is, exercisable any time on or before the expiration date) call options for common stock with a strike price of $25.78 per share which provide for settlement in cash or in shares, at the election of the Company. The option premium amount of $3.4 million for these contracts, which was recorded as a reduction of additional paid-in capital, is payable in quarterly installments at 8.1% interest per annum through the maturity date, July 13, 2000.

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

                SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1995, 1996 AND 1997 - (CONTINUED)



                                                                             TELEVISION
                                                                      YEARS ENDED DECEMBER 31,

                                                                    -----------------------------
                                                                         1996            1997
                                                                    -------------   -------------
Total revenue ...................................................    $  338,467      $  449,878
Station operating expenses. .....................................       142,231         192,049
Depreciation, program amortization and stock-based compensation..        56,420          80,799
Amortization of intangibles and other assets. ...................        55,063          57,897
Amortization of excess syndicated programming.. .................         3,043              --
                                                                     ----------      ----------
Station broadcast operating income ..............................    $   81,710      $  119,133
                                                                     ==========      ==========
Total assets. ...................................................    $1,400,521      $1,736,149
                                                                     ==========      ==========
Capital expenditures. ...........................................    $   12,335      $   16,613
                                                                     ==========      ==========




                                                                             RADIO
                                                                    YEARS ENDED DECEMBER 31,
                                                                    ------------------------
                                                                       1996         1997
                                                                    ----------   ----------
Total revenue ...................................................    $ 40,021     $ 66,557
Station operating expenses. .....................................      25,534       44,327
Depreciation, program amortization and stock-based compensation..       3,827        5,167
Amortization of intangibles and other assets. ...................       3,467        9,943
Amortization of excess syndicated programming.. .................          --           --
                                                                     --------     --------
Station broadcast operating income.. ............................    $  7,193     $  7,120
                                                                     ========     ========
Total assets. ...................................................    $306,776     $298,085
                                                                     ========     ========
Capital expenditures. ...........................................    $    274     $  2,812
                                                                     ========     ========

                SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1995, 1996 AND 1997 - (CONTINUED)

22. UNAUDITED PRO FORMA SUMMARY RESULTS OF OPERATIONS:

The unaudited pro forma summary consolidated results of operations for the years ended December 31, 1996 and 1997, assuming the 1996 and 1997 acquisitions had been consummated on January 1, 1996, are as follows (in thousands, except per share data):


                                                                            (UNAUDITED)     (UNAUDITED)
                                                                                1996           1997
                                                                           -------------   ------------
Revenue, net ...........................................................    $  489,270      $ 520,359
                                                                            ==========      =========
Net loss before extraordinary item .....................................    $  (12,750)     $  (3,643)
                                                                            ==========      =========
Net Loss ...............................................................    $  (12,750)     $  (9,713)
                                                                            ==========      =========
Net loss available to common shareholders ..............................    $  (12,750)     $ (12,476)
                                                                            ==========      =========
Basic and diluted earnings per share before extraordinary item .........    $    (0.37)     $   (0.18)
                                                                            ==========      =========
Basic and diluted earnings per share ...................................    $    (0.37)     $   (0.35)
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

                SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1995, 1996 AND 1997 - (CONTINUED)

Balance Sheet information as of December 31, 1997:



                                                                 GUARANTOR    NON-GUARANTOR    ELIMINATION
                                                    PARENT     SUBSIDIARIES    SUBSIDIARIES      ENTRIES         TOTAL
                                                ------------- -------------- --------------- --------------- -------------
Cash and cash equivalents .....................  $  137,683     $    1,633       $     11     $         --    $  139,327
Accounts receivable, net ......................       6,127        125,322          2,150               --       133,599
Other current assets ..........................       1,826         53,794          2,206               --        57,826
                                                 ----------     ----------       --------     ------------    ----------
Total current assets ..........................     145,636        180,749          4,367               --       330,752
Other long-term assets and acquired in-
 tangible broadcasting assets, net ............   1,390,698      1,259,250        254,173       (1,200,639)    1,703,482
                                                 ----------     ----------       --------     ------------    ----------
Total assets ..................................  $1,536,334     $1,439,999       $258,540     $ (1,200,639)   $2,034,234
                                                 ==========     ==========       ========     ============    ==========
Accounts payable and accrued expenses..........  $   27,507     $   17,806       $    426     $         --    $   45,739
Notes payable and commercial bank fi-
 nancing ......................................      35,207              8             --               --        35,215
Other current liabilities .....................       1,595      1,021,272          2,790         (951,907)       73,750
                                                 ----------     ----------       --------     ------------    ----------
Total current liabilities .....................      64,309      1,039,086          3,216         (951,907)      154,704
Notes payable and commercial bank fi-
 nancing ......................................   1,022,841             93             --               --     1,022,934
Other long-term liabilities ...................       9,916         98,120          1,575               --       109,611
                                                 ----------     ----------       --------     ------------    ----------
Total liabilities .............................   1,097,066      1,137,299          4,791         (951,907)    1,287,249
Minority interest in consolidated subsid-
 iaries .......................................          --          3,697             --               --         3,697
Company Obligated Mandatorily Re-
 deemable Security of Subsidiary Trust
 Holding Solely KDSM Senior Deben-
 tures ........................................          --             --        200,000               --       200,000
Stockholders' equity ..........................     439,268        299,003         53,749         (248,732)      543,288
                                                 ----------     ----------       --------     ------------    ----------
Total liabilities and stockholders' equity .     $1,536,334     $1,439,999       $258,540     $ (1,200,639)   $2,034,234
                                                 ==========     ==========       ========     ============    ==========

                SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1995, 1996 AND 1997 - (CONTINUED)

Statement of operations information for the year ended December 31, 1997:

                                                                    GUARANTOR      NON-GUARANTOR     ELIMINATION
                                                     PARENT       SUBSIDIARIES      SUBSIDIARIES       ENTRIES         TOTAL
                                                  ------------   --------------   ---------------   ------------   -------------
Total revenue .................................    $      --       $ 507,897         $   8,538       $      --      $  516,435
                                                   ---------       ---------         ---------       ---------      ----------
Program and production including barter
 expenses .....................................           --         128,810             1,482              --         130,292
Selling, general and administrative ...........        7,501          96,124             2,459              --         106,084
Amortization of program contract costs
 and net realizable value adjustments .........           --          64,711             1,579              --          66,290
Amortization of acquired intangible
 broadcasting assets, non-compete and
 consulting agreements and other assets                4,916          61,336             1,588              --          67,840
Other depreciation and amortization ...........          713          18,586               377              --          19,676
                                                   ---------       ---------         ---------       ---------      ----------
Broadcast operating income ....................      (13,130)        138,330             1,053              --         126,253
Interest and amortization of debt dis-
 count expense ................................      (97,625)        (98,392)          (18,600)         97,624        (116,993)
Interest and other income (expense) ...........       96,297         (17,271)           20,826         (97,624)          2,228
                                                   ---------       ---------         ---------       ---------      ----------
Income (loss) before provision (benefit)
 for income taxes and extraordinary
 item .........................................      (14,458)         22,667             3,279              --          11,488
Provision (benefit) for income taxes ..........       14,740            (140)            1,384              --          15,984
                                                   ---------       ---------         ---------       ---------      ----------
Net income before extraordinary item ..........      (29,198)         22,807             1,895              --          (4,496)
Extraordinary item net of income tax
 benefit ......................................       (5,239)           (831)               --              --          (6,070)
                                                   ---------       ---------         ---------       ---------      ----------
Net income (loss) .............................    $ (34,437)      $  21,976         $   1,895       $      --      $  (10,566)
                                                   =========       =========         =========       =========      ==========



24. SUBSEQUENT EVENTS:

Heritage Acquisition. As of the date hereof and pursuant to the Heritage Acquisition, (dispositions described below) the Company has acquired or is providing programming services to three television stations in two separate markets and 13 radio stations in four separate markets. The Company has made cash payments totaling $544 million in connection with the closing of these stations during the first quarter of 1998. The Company also has the right to acquire three radio stations in the New Orleans, Louisiana market. Acquisition of the Heritage radio stations in the New Orleans market is subject to approval by the FCC and termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act"). The Company has reached an agreement to divest certain radio stations it owns or has the right to acquire in the New Orleans market and expects to receive FCC approval and clearance under the HSR Act in connection with such disposition.

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

Sullivan Acquisition. In February 1998, the Company entered into an agreement to acquire all of the capital stock of Sullivan Broadcast Holdings, Inc. ("Sullivan Holdings") and Sullivan Broadcasting Company II, Inc. ("Sullivan II" and, together with Sullivan Holdings, "Sullivan") for a purchase price expected to be approximately $950 million to $1 billion, less the amount of certain outstanding indebtedness of Sullivan Holdings assumed by the Company (the "Sullivan Acquisition"). Upon the closing of all aspects of the Sullivan Acquisition, the Company will own or provide programming services to 13 additional television stations in 11 separate markets. The final purchase price will be based on a multiple of Sullivan's projected 1998 cash flow calculated at the initial closing of the Sullivan Acquisition. As part of the total consideration, the Company, at its option, may issue to the sellers up to $100 million of Class A Common Stock based on an average closing price of the Class A Common Stock. Among other conditions, the Sullivan Acquisition is subject to approval by the FCC and termination of the applicable waiting period under the HSR Act. An initial closing, at which the Company will acquire control of operating assets (excluding the License Assets) of, and acquire the right to program, the 13 television stations, is expected to occur in the second quarter of 1998. A second closing, at which the Company will acquire control of the License Assets of six of the stations, is expected to occur in the third quarter of 1998.

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

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of
Sinclair Broadcast Group, Inc.:



     We have audited in accordance with generally accepted auditing standards, the consolidated balance sheets, statements of operations, changes in stockholders' equity and cash flows balance sheets, statements of operations, changes in stockholders' equity and cash flows of Sinclair Broadcast Group, Inc. and Subsidiaries included in this Form 10-K registration statement and have issued our report thereon dated February 9, 1998, except for Note 24, as to which the date is February 23, 1998. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the accompanying index is the responsibility of the
Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

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

                                   SIGNATURES

     Pursuant to the requirements of the Section 14 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereto duly authorized on March 27, 1998.

                                        SINCLAIR BROADCAST GROUP, INC.

                                        By: /s/ David B. Amy
                                        ------------------------------------
                                            David B. Amy
                                            Chief Financial Officer
                                             Principal Accounting Officer

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated below.



         SIGNATURE                         TITLE                     DATE
---------------------------   ------------------------------   ---------------


  /s/ David D. Smith
-------------------------    Chairman of the Board,              March 27, 1998
    David D. Smith             Chief Executive Officer
                              (Principal executive officer)


    /s/ David B. Amy
-------------------------   Chief Financial Officer              March 27, 1998
     David B. Amy            (Principal Financial and
                              Accounting Officer


            *               Director                             March 27, 1998
-------------------------
  Frederick G. Smith


           *                Director                             March 27, 1998
-------------------------
   J. Duncan Smith


           *                Director                             March 27, 1998
-------------------------
    Robert E. Smith


                            Director
-------------------------
    Basil A. Thomas


                            Director
-------------------------
 Lawrence E. McCanna


*By: /s/ David B. Amy
     --------------------
       David B. Amy
     Attorney-in-Fact
                                      II-1

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

   4.4 Form of First Supplemental Indenture among Sinclair Broadcast Group, Inc. the Guarantors named therein and First Union National Bank, as trustee, including Form of Note. (9)

  10.1 Asset Purchase Agreement, dated as of April 10, 1996, by and between River City Broad- casting, L.P. as seller and Sinclair Broadcast Group, Inc. as buyer. (3)

  10.2 Option Agreement, dated as of April 10, 1996, by and among River City Broadcasting, L.P., as sellers and Sinclair Broadcast Group, Inc. (3)

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

   EXHIBIT
   NUMBER                       DESCRIPTION
------------ -------------------------------------------------------------------

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

  10.51 Asset Purchase Agreement dated April 10, 1996 by and between KRRT, Inc. and SBGI, Inc. (8)

  10.52 Agreement for the purchase of assets dated as of January 16, 1996 and escrow agreement dated as of January 16, 1996 between Bloomington Comco, Inc. and Sinclair Broadcast Group (6)

  10.53 Stock Purchase Agreement dated as of March 1, 1996 by and among Sinclair Broadcast Group, Inc. and PNC Capital Corp., Primus Capital Fund II, Ltd., Albert M. Holtz, Perry A. Sook, Richard J. Roberts, George F. Boggs, Albert M. Holtz, as Trustee for the Irrevocable Deed of Trust for Tara Ellen Holtz, dated December 6, 1994, and Albert M. Holtz as trustee for the Irrevocable Deed of Trust for Meghan Ellen Holtz, dated December 6, 1994 (6)

   EXHIBIT
   NUMBER                     DESCRIPTION
------------ -------------------------------------------------------------------

  10.54 Primary Television Affiliation Agreement dated as of March 24, 1997 by and between Amer- ican Broadcasting Companies, Inc., River City Broadcasting, L.P. and Chesapeake Television, Inc. (Confidential treatment has been requested. The copy filed omits the information subject to a confidentiality request.) (13)

  10.55 Primary Television Affiliation Agreement dated as of March 24, 1997 by and between Amer- ican Broadcasting Companies, Inc., River City Broadcasting, L.P. and WPGH, Inc. (Confidential treatment has been requested. The copy filed omits the information subject to a confidentiality request.) (13)

  10.56 Assets Purchase Agreement by and among Entertainment Communications, Inc., Tuscaloosa Broadcasting, Inc., Sinclair Radio of Portland Licensee, Inc. and Sinclair Radio of Rochester Licensee, Inc., dated as of January 26, 1998. (13)

  10.57 Time Brokerage Agreement by and among Entertainment Communications, Inc., Tuscaloosa Broadcasting, Inc., Sinclair Radio of Portland Licensee, Inc. and Sinclair Radio or Rochester Licensee, Inc., dated as of January 26, 1998. (13)

  10.58 Stock Purchase Agreement by and among the sole stockholders of Montecito
        Broadcasting   Corporation,   Montecito  Broadcasting   Corporation  and
        Sinclair Communications, Inc., dated as of February 3, 1998. (13)

  10.59 Stock Purchase Agreement by and among Sinclair Communications, Inc., the stockholders of Max Investors, Inc., Max Investors, Inc. and Max Media Properties LLC., dated as of Decem- ber 2, 1997 (13)

  10.60 Asset Purchase Agreement by and among Sinclair Communications, Inc., Max Management LLC and Max Media Properties LLC., dated as of December 2, 1997. (13)

  10.61 Asset Purchase Agreement by and among Sinclair Communications, Inc., Max Television Company, Max Media Properties LLC and Max Media Properties II LLC., dated as of De- cember 2, 1997. (13)

  10.62 Asset Purchase Agreement by and among Sinclair Communications, Inc., Max Television Company, Max Media Properties LLC and Max Media Properties II LLC., dated as of Jan- uary 21, 1998. (13)

  10.63 Asset Purchase  Agreement by and among  Tuscoloosa  Broadcasting,  Inc.,
        WPTZ Licensee, Inc., WNNE Licensee, Inc., and STC Broadcasting of Vermont, Inc., dated as of February 3, 1998. (13)

  10.64 Stock Purchase Agreement by and among Sinclair Communications, Inc. and the stockholders of Lakeland Group Television, Inc., dated as of November 14, 1997. (13)

  10.65 Stock Purchase Agreement by and among Sinclair Communications, Inc., the stockholders of Max Radio, Inc., Max Radio Inc. and Max Media Properties LLC, dated as of December 2, 1997. (13)

  10.66 Agreement and Plan of Merger among Sullivan Broadcasting Company II, Inc., Sinclair Broadcast Group, Inc., and ABRY Partners, Inc. Effective as of February 23, 1998. (13)

  10.67 Agreement and Plan of Merger among Sullivan Broadcast Holdings, Inc., Sinclair Broadcast Group, Inc., and ABRY Partners, Inc. Effective as of February 23, 1998. (13)

  10.68 Amendment No. 1 dated as of September 2, 1997 to the Third Amended and Restated Credit Agreement dated as of May 20, 1997 by and among Sinclair Broadcast Group, Inc., certain Subsidiary Guarantors, certain Lenders and The Chase Manhattan Bank as Agent. (12)

 EXHIBIT
 NUMBER                              DESCRIPTION
-------- -----------------------------------------------------------------------

  12    Computation of Ratio of Earnings to Fixed Charges

  23    Consent of Independent Public Accountants

  27    Financial Data Schedule (13)

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

(13) Incorporated by reference from the Company's Report on Form 10-k for the annual period ended December 31, 1997.