Form 10-Q
period 1998-03-31
SINCLAIR BROADCAST GROUP INC
filed 1998-05-12
CIK 912752

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1998

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

As of May 5, 1998, there were 23,962,013 shares of Class A Common Stock, $.01 par value; 24,984,432 shares of Class B Common Stock, $.01 par value; 45,703 shares of Series B Preferred Stock, $.01 par value, convertible into 166,210 shares of Class A Common Stock; and 3,450,000 shares of Series D Preferred
Stock, $.01 par value, convertible into 3,991,801 shares of Class A Common Stock; of the Registrant issued and outstanding.

In addition, 2,000,000 shares of $200 million aggregate liquidation value of 115/8% High Yield Trust Offered Preferred Securities of Sinclair Capital, a subsidiary trust of Sinclair Broadcast Group, Inc., were issued and outstanding as of May 5, 1998.

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES

                                    Form 10-Q
                      For the Quarter Ended March 31, 1998

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements
                                                                            PAGE

         Consolidated Balance Sheets as of December 31, 1997 and
                    March 31, 1998..........................................   3

         Consolidated Statements of Operations for the Three Months
                    Ended March 31, 1997 and 1998...........................   4

         Consolidated Statements of Stockholders' Equity for the Three
                    Months Ended March 31, 1998.............................   5

         Consolidated Statements of Cash Flows for the Three Months
                    Ended March 31, 1997 and 1998...........................   6

         Notes to Unaudited Consolidated Financial Statements...............   7

Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations..............................  12


Part II. Other Information


Item 6.  Exhibits and Reports on Form 8-K ..................................  17

    Signature...............................................................  18

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                           DECEMBER 31,          MARCH 31,
                                         ASSETS                                                1997                1998
                                                                                          ---------------     ----------------
CURRENT ASSETS:
    Cash and cash equivalents.......................................................      $     139,327       $        6,855
    Accounts receivable, net of allowance for doubtful accounts.....................            123,018               92,445
    Current portion of program contract costs.......................................             46,876               39,931
    Prepaid expenses and other current assets.......................................              4,673                4,804
    Deferred barter costs...........................................................              3,727                4,864
    Refundable income taxes.........................................................             10,581               10,581
    Broadcast assets held for sale..................................................                  -              223,485
    Deferred tax asset..............................................................              2,550                7,850
                                                                                          -------------       --------------
           Total current assets.....................................................            330,752              390,815
PROGRAM CONTRACT COSTS, less current portion........................................             40,609               32,758
LOANS TO OFFICERS AND AFFILIATES....................................................             11,088               10,956
PROPERTY AND EQUIPMENT, net.........................................................            161,714              182,427
NON-COMPETE AND CONSULTING AGREEMENTS, net..........................................                200                  175
OTHER ASSETS..........                                                                          167,895              137,188
ACQUIRED INTANGIBLE BROADCASTING ASSETS, net........................................          1,321,976            1,620,514
                                                                                          -------------       --------------
    Total Assets......................................................................    $   2,034,234       $    2,374,833
                                                                                          =============       ==============

                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable................................................................      $       5,207       $        6,504
    Accrued liabilities.............................................................             40,532               43,896
    Current portion of long-term liabilities-
        Notes payable and commercial bank financing.................................             35,215               35,886
        Notes and capital leases payable to affiliates..............................              3,073                3,060
        Program contracts payable...................................................             66,404               65,443
    Deferred barter revenues........................................................              4,273                5,413
                                                                                          -------------       --------------
           Total current liabilities................................................            154,704              160,202
LONG-TERM LIABILITIES:
    Notes payable and commercial bank financing.....................................          1,022,934            1,374,885
    Notes and capital leases payable to affiliates..................................             19,500               18,845
    Program contracts payable.......................................................             62,408               50,904
    Deferred tax liability..........................................................             24,092               24,092
    Other long-term liabilities.....................................................              3,611                3,176
                                                                                          -------------        -------------
      Total liabilities.............................................................          1,287,249            1,632,104
                                                                                          -------------        -------------
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES......................................              3,697                3,679
                                                                                          -------------        -------------
COMPANY OBLIGATED MANDATORILY REDEEMABLE SECURITIES OF SUBSIDIARY
    TRUST HOLDING SOLELY KDSM SENIOR DEBENTURES.....................................            200,000              200,000
                                                                                          -------------        -------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
    Series B Preferred Stock, $.01 par value, 10,000,000 shares authorized and 1,071,381
        and 976,383 shares issued and outstanding, respectively.....................                 10                   10
    Series D Preferred Stock, $.01 par value, 3,450,000 shares authorized, issued and
        outstanding.................................................................                 35                   35
    Class A Common Stock, $.01 par value, 100,000,000 shares authorized
        and 13,733,430 and 14,369,215 shares issued and outstanding, respectively...                137                  143
    Class B Common Stock, $.01 par value, 35,000,000 shares authorized
        and 25,436,432 and 25,166,432 shares issued and outstanding, respectively...                255                  252
    Additional paid-in capital......................................................            552,949              561,386
    Additional paid-in capital - equity put options.................................             23,117               23,117
    Additional paid-in capital - deferred compensation..............................               (954)              (7,765)
    Accumulated deficit.............................................................            (32,261)             (38,128)
                                                                                          --------------      --------------
           Total stockholders' equity...............................................            543,288              539,050
                                                                                          -------------       --------------
           Total Liabilities and Stockholders' Equity...............................      $   2,034,234       $    2,374,833
                                                                                          =============       ==============

         The accompanying notes are an integral part of these unaudited consolidated statements.

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                         THREE MONTHS ENDED
                                                                                                              MARCH 31,
                                                                                                      1997             1998
                                                                                                   ---------         ---------
REVENUES:
    Station broadcast revenues, net of agency commissions ............................             $  98,909         $ 112,631
    Revenues realized from station barter arrangements ...............................                 9,315            11,207
                                                                                                   ---------         ---------
       Total revenues ................................................................               108,224           123,838
                                                                                                   ---------         ---------
OPERATING EXPENSES:
    Program and production ...........................................................                22,507            25,812
    Selling, general and administrative ..............................................                25,241            27,685
    Expenses realized from station barter arrangements ...............................                 7,444             9,277
    Amortization of program contract costs and net ...................................                17,518            16,011
       realizable value adjustments
    Stock-based compensation .........................................................                   117               472
    Depreciation and amortization of property and equipment ..........................                 4,161             4,768
    Amortization of acquired intangible broadcasting assets,
       non-compete and consulting agreements and other assets ........................                19,021            16,134
                                                                                                   ---------         ---------
           Total operating expenses ..................................................                96,009           100,159
                                                                                                   ---------         ---------
           Broadcast operating income ................................................                12,215            23,679
                                                                                                   ---------         ---------

OTHER INCOME (EXPENSE):
    Interest and amortization of debt discount expense ...............................               (27,065)          (27,371)
    Subsidiary trust minority interest expense .......................................                (1,210)           (5,812)
    Interest income ..................................................................                   402             1,317
    Other income .....................................................................                   144               108
                                                                                                   ---------         ---------
           Loss before income tax benefit ............................................               (15,514)           (8,079)
INCOME TAX BENEFIT ...................................................................                 7,900             4,800
                                                                                                   ---------         ---------
NET LOSS .............................................................................             $  (7,614)        $  (3,279)
                                                                                                   =========         =========
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS ............................................             $  (7,614)        $  (5,867)
                                                                                                   =========         =========

Basic loss per common share ..........................................................             $   (0.22)        $   (0.15)
                                                                                                   =========         =========
Basic weighted average common shares outstanding .....................................                34,769            39,384
                                                                                                   =========         =========

Diluted loss per common share ........................................................             $   (0.22)        $   (0.15)
                                                                                                   =========         =========
Diluted weighted average common and common equivalent
    shares outstanding ...............................................................                38,908            43,830
                                                                                                   =========         =========


         The accompanying notes are an integral part of these unaudited consolidated statements.

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                 (IN THOUSANDS)

                                                                                                                 ADDITIONAL
                                                                                                                  PAID-IN
                                           SERIES B       SERIES D       CLASS A      CLASS B     ADDITIONAL     CAPITAL -
                                          PREFERRED       PREFERRED       COMMON      COMMON       PAID-IN       EQUITY PUT
                                            STOCK           STOCK         STOCK        STOCK       CAPITAL        OPTIONS
                                         --------------- -------------- ------------ ----------- -------------- ---------------
BALANCE, December 31, 1997.............  $          10   $       35     $     137    $    255    $   552,949    $    23,117
    Class B Common Stock converted                  -
        into Class A Common Stock......                           -             3           (3)            -              -
    Series B Preferred Stock converted              -
        into Class A Common Stock......                           -             3            -            (3)             -
    Dividends payable on Series D
        Preferred Stock................             -             -             -            -              -             -
    Equity put options.................             -             -             -            -              -             -
    Stock option grants................             -             -             -            -          7,106             -
    Stock option grants exercised......             -             -             -            -           476              -
    Class A Common Stock shares issued
        pursuant to employee benefit                -             -             -            -           858              -
plans
    Amortization of deferred
        compensation...................             -             -             -            -             -              -
    Net loss...........................             -             -             -            -             -              -
                                         --------------- -------------- ------------ ----------- -------------- ---------------
BALANCE, March 31, 1998................  $        10     $       35     $     143    $    252    $   561,386    $    23,117
                                         =============== ============== ============ =========== ============== ===============


                                         ADDITIONAL
                                           PAID-IN
                                          CAPITAL -                        TOTAL
                                          DEFERRED      ACCUMULATED    STOCKHOLDERS'
                                        COMPENSATION      DEFICIT          EQUITY
                                        --------------- -------------- -----------------
BALANCE, December 31, 1997............. $        (954)  $    (32,261)  $     543,288
    Class B Common Stock converted
        into Class A Common Stock......             -                -             -
    Series B Preferred Stock converted
        into Class A Common Stock......             -                -             -
    Dividends payable on Series D
        Preferred Stock................             -          (2,588)        (2,588)
    Equity put options.................             -                -             -
    Stock option grants................       (7,106)                -             -
    Stock option grants exercised......             -                -           476
    Class A Common Stock shares issued
        pursuant to employee benefit                -                -           858
plans
    Amortization of deferred
        compensation...................           295                -           295
    Net loss...........................             -          (3,279)        (3,279)
                                        --------------- -------------- -----------------
BALANCE, March 31, 1998................ $      (7,765)  $    (38,128)  $     539,050
                                        =============== ============== =================


         The accompanying notes are an integral part of these unaudited consolidated statements

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                           THREE MONTHS ENDED
                                                                                               MARCH 31,
CASH FLOWS FROM OPERATING ACTIVITIES:                                                     1997           1998
                                                                                    --------------- ---------------
    Net loss......................................................................  $      (7,614)  $      (3,279)
    Adjustments to reconcile net loss to net cash flows from operating activities-
        Amortization of debt discount.............................................              -              24
        Depreciation and amortization of property and equipment...................          4,161           4,768
        Amortization of acquired intangible broadcasting assets,
           non-compete and consulting agreements and other assets.................         19,021          16,134
        Amortization of program contract costs and net realizable value adjustments        17,518          16,011
        Stock-based compensation..................................................            117             472
        Deferred tax benefit......................................................         (8,434)         (5,300)
    Changes in assets and liabilities, net of effects of acquisitions and dispositions-
        Decrease in accounts receivable, net......................................         23,085          30,573
        Increase (decrease) in prepaid expenses and other current assets..........           (170)            268
        Increase in other assets and acquired intangible broadcasting assets......           (367)              -
        Decrease in accounts payable and accrued liabilities......................         (5,259)         (1,835)
        Net effect of change in deferred barter revenues
           and deferred barter costs..............................................           (207)              5
        Increase (decrease) in other long-term liabilities........................            153            (174)
        Increase (decrease) in minority interest..................................             48             (18)
    Payments on program contracts payable.........................................        (13,732)        (15,297)
                                                                                    --------------  --------------
           Net cash flows from operating activities...............................         28,320          42,352
                                                                                    --------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of property and equipment...........................................       (2,244)         (3,411)
    Payments for acquisition of television and radio stations.......................         (770)       (484,313)
    Loans to officers and affiliates................................................         (337)           (484)
    Repayments of loans to officers and affiliates..................................          293             589
    Deposit received on future sale of broadcasting assets..........................            -             631
    Payments relating to future acquisitions........................................      (10,844)        (37,184)
                                                                                    --------------  --------------
           Net cash flows used in investing activities..............................      (13,902)       (524,172)
                                                                                    --------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from commercial bank financing.........................................        8,046         384,000
    Repayments of notes payable, commercial bank  financing and capital leases......     (179,065)        (31,304)
    Payments of costs relating to issuance of 8 3/4% Notes..........................            -            (204)
    Payment of equity put options premium...........................................            -            (261)
    Repurchases of the Company's Class A Company Stock..............................       (1,378)              -
    Net proceeds from subsidiary trust securities offering..........................      194,192               -
    Dividends paid on Series D Convertible Preferred Stock..........................            -          (2,588)
    Proceeds from exercise of stock options.........................................            -             476
    Prepayments of excess syndicated program contract liabilities...................       (1,373)              -
    Repayments of notes and capital leases to affiliates............................         (476)           (771)
                                                                                    --------------  --------------
           Net cash flows from financing activities.................................       19,946         349,348
                                                                                    --------------  --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS................................       34,364        (132,472)
CASH AND CASH EQUIVALENTS, beginning of period......................................        2,341         139,327
                                                                                    --------------  --------------
CASH AND CASH EQUIVALENTS, end of period............................................$      36,705   $       6,855
                                                                                    ==============  ==============

         The accompanying notes are an integral part of these unaudited consolidated statements.

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Sinclair Broadcast Group, Inc., Sinclair Communications, Inc. and all other consolidated subsidiaries, which are collectively referred to hereafter as "the Company, Companies or SBG." The Company owns and operates television and radio stations throughout the United States. Additionally, included in the accompanying consolidated financial statements are the results of operations of certain television stations programmed pursuant to local marketing agreements
(LMAs) and radio stations programmed pursuant to joint sales agreements (JSAs).

INTERIM FINANCIAL STATEMENTS

The consolidated financial statements for the three months ended March 31, 1997 and 1998 are unaudited, but in the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations, and cash flows for these periods.

As permitted under the applicable rules and regulations of the Securities and Exchange Commission, these financial statements do not include all disclosures normally included with audited consolidated financial statements, and, accordingly, should be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 1996 and 1997 and for the years then ended. The results of operations presented in the accompanying financial statements are not necessarily representative of operations for an entire year.

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

3.   FINANCIAL INFORMATION BY SEGMENT (IN THOUSANDS):

As of March 31, 1998, the Company consisted of two principal business segments - television broadcasting and radio broadcasting. Prior to the acquisition of River City Broadcasting, L.P. in May 1996, the Company did not own, operate or program radio stations. As of March 31, 1998, the Company owned or provided programming services pursuant to LMAs to 34 television stations located in 24 geographically diverse markets in the continental United States. As of March 31, 1998, the Company owned 52 radio stations in 12 geographically diverse markets. Substantially all revenues represent income from unaffiliated companies.

                                                                                       TELEVISION
                                                                                   THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                                 1997              1998
                                                                                 ----              ----
Total revenues............................................................  $        95,774   $      107,721
Station operating expenses................................................          44,636            51,585
Depreciation, program amortization and stock-based compensation...........          21,234            20,474
Amortization of intangibles and other assets..............................          15,815           13,141
                                                                            --------------    -------------

Station broadcast operating income........................................  $       14,089    $      22,521
                                                                            ==============    =============

Total assets..............................................................  $    1,406,157    $   1,904,140
                                                                            ==============    =============

Capital expenditures......................................................  $        2,027    $       2,481
                                                                            ==============    =============


                                                                                         RADIO
                                                                                   THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                                 1997              1998
                                                                                 ----              ----
Total revenues............................................................  $        12,450   $       16,117
Station operating expenses................................................          10,556           11,189
Depreciation, program amortization and stock-based compensation...........             562              777
Amortization of intangibles and other assets..............................           3,206            2,993
                                                                            --------------    -------------

Station broadcast operating income (loss).................................  $       (1,874)   $       1,158
                                                                            ===============   =============

Total assets..............................................................  $      303,774    $     470,693
                                                                            ==============    =============

Capital expenditures......................................................  $          217    $         930
                                                                            ==============    =============

4.   SUPPLEMENTAL CASH FLOW INFORMATION (IN THOUSANDS):

During the three months ended March 31, 1997 and 1998, the Company made certain cash payments of the following:

                                                                                THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                               1997              1998
                                                                               ----              ----
    Interest payments..................................................  $     30,808        $    38,271
                                                                         ============        ===========
    Subsidiary trust minority interest payments........................  $          -        $     5,812
                                                                         ============        ===========
    Income tax payments................................................  $      1,856        $       424
                                                                         ============        ===========


5.   EARNINGS PER SHARE:

The Company adopted SFAS 128 "Earnings per Share" which requires the disclosure of basic and diluted earnings per share and related computations as follows:

                                                                                       THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                        1997          1998
                                                                                        ----          ----
Weighted-average number of common shares......................................           34,769        39,384
Diluted effect of outstanding stock options ..................................               13           895
Diluted effect of conversion of preferred shares..............................           4,126          3,551
                                                                                   ------------   -----------
Weighted-average number of common and common
    equivalent shares outstanding.............................................           38,908        43,830
                                                                                   ============   ===========

Net loss......................................................................     $     (7,614)  $    (3,279)
Preferred stock dividends payable.............................................                -        (2,588)
                                                                                   ------------   ------------
Net loss available to common stockholders.....................................     $     (7,614)  $    (5,867)
                                                                                   =============  ============

Basic loss per common share...................................................     $      (0.22)  $     (0.15)
                                                                                   =============  ============
Diluted loss per common share.................................................     $      (0.22)  $     (0.15)
                                                                                   =============  ============


6.   ACQUISITIONS AND DISPOSITIONS:

PENDING ACQUISITIONS AND DISPOSITIONS

Max Media Acquisition. In December 1997, the Company entered into agreements to acquire all of the equity interests of Max Media Properties, LLC ("Max Media") for approximately $255 million (the "Max Media Acquisition"). Upon closing of the Max Media Acquisition, the Company will own or provide programming services to nine additional television stations in six separate markets and eight radio stations in two separate markets. Due to Federal Communications Commission ("FCC") restrictions, the Company will be required to divest certain of the radio stations it owns or proposes to acquire in the Norfolk, Virginia market prior to or simultaneously with the Max Media Acquisition. The Max Media Acquisition is subject to, among other conditions, approval by the FCC and is expected to occur in the second quarter of 1998.

Sullivan Acquisition. In February 1998, the Company entered into an agreement to acquire all of the capital stock of Sullivan Broadcast Holdings, Inc. ("Sullivan Holdings") and Sullivan Broadcasting Company II, Inc. ("Sullivan II" and, together with Sullivan Holdings, "Sullivan") for a purchase price expected to be approximately $950 million to $1 billion, less the amount of certain outstanding indebtedness of Sullivan Holdings assumed by the Company (the "Sullivan Acquisition"). Upon the closing of all aspects of the Sullivan Acquisition, the Company will own or provide programming services to 13 additional television stations in 11 separate markets. The final purchase price will be based on a multiple of Sullivan's projected

1998 cash flow calculated at the initial closing of the Sullivan Acquisition. As part of the total consideration, the Company, at its option, may issue to the sellers up to $100 million of Class A Common Stock. Among other conditions, the Sullivan Acquisition is subject to approval by the FCC. An initial closing, at which the Company will acquire control of operating assets (excluding the License Assets) of, and acquire the right to program, the 13 television stations, is expected to occur in the second quarter of 1998. A second closing, at which the Company will acquire control of the license assets of six of the stations, is expected to occur in the third quarter of 1998.

Entercom Disposition. In January 1998, the Company agreed to sell to Entertainment Communications, Inc. ("Entercom") seven radio stations acquired in the Heritage Acquisition (see below). The seven stations are located in the Portland, Oregon and Rochester, New York markets and will be sold for aggregate consideration of approximately $126.5 million. Subject to approval by the FCC, the Company anticipates it will close on the sale of the Portland and Rochester radio stations to Entercom during the second quarter of 1998. Entercom is programming these stations pursuant to an LMA pending closing of the sale.

Centennial Disposition. In March 1998, the Company agreed to sell the assets of radio stations WRNO-FM, KMEZ-FM and WBYU-AM in New Orleans, Louisiana to Centennial Broadcasting for $16 million (Centennial Disposition). The transaction is subject to FCC and Department of Justice ("DOJ") approval. The Company currently owns KMEZ-FM and is awaiting FCC and DOJ approval to acquire WRNO-FM, WEZB-FM and WBYU-AM in New Orleans from Heritage Media Group, Inc. ("Heritage"). The Company is required to divest WRNO-FM, KMEZ-FM and WBYU-AM to meet certain regulatory ownership guidelines.

1998 Acquisitions

Heritage Acquisition. In July 1997, the Company entered into a purchase agreement to acquire certain assets of the radio and television stations of Heritage for approximately $630 million (the "Heritage Acquisition"). Pursuant to the Heritage Acquisition, and after giving effect to the Centennial Disposition and dispositions described below and a third party's exercise of its option to acquire radio station KCAZ in Kansas City, Missouri, the Company has acquired or is providing programming services to three television stations in two separate markets and 13 radio stations in four separate markets. The Company also has the right to acquire three radio stations in the New Orleans, Louisiana market. Acquisition of the Heritage radio stations in the New Orleans market is subject to approval by the FCC and termination of the applicable waiting period under the HSR Act.

In  February  1998,  the  Company   entered  into  agreements  to  sell  to  STC
Broadcasting of Vermont, Inc. ("STC") two television stations and the Non-License Assets and rights to program a third television station, all of which were acquired in the Heritage Acquisition. In April 1998, the Company closed on the sale of the non-license assets of the three television stations in the Burlington, Vermont and Plattsburgh, New York market for aggregate consideration of approximately $70 million. During the second quarter of 1998, the Company expects to sell the license assets upon FCC approval for a sales price of $2 million.

Montecito Acquisition. In February 1998, the Company entered into an agreement to acquire all of the capital stock of Montecito Broadcasting Corporation ("Montecito") for approximately $33 million (the "Montecito Acquisition"). Montecito owns all of the issued and outstanding stock of Channel 33, Inc. which owns and operates KFBT-TV in Las Vegas, Nevada. Currently, the Company is a Guarantor of Montecito Indebtedness of approximately $33 million. The Company cannot acquire Montecito unless and until FCC rules permit SBG to own the broadcast license for more than one station in the Las Vegas market, or unless the Company no longer owns the broadcast license for KUPN-TV in Las Vegas. At any time the Company, at its option, may transfer the rights to acquire the stock of Montecito. In April 1998 the Company began programming KFBT-TV through an LMA upon expiration of the applicable HSR Act waiting period.

7.  INTEREST RATE DERIVATIVE AGREEMENTS:

At March 31, 1998, the Company had several interest rate swap agreements relating to the 1997 Bank Credit Agreement which expire from June 30, 1998 to July 15, 2007. The swap agreements set rates in the range of 5.6% to 9.0%. The notional amounts related to these agreements were $1.1 billion at March 31, 1998, and decrease to $100.0 million through the expiration dates. The Company has no intention of terminating these instruments prior to their expiration dates unless it were to prepay a portion of its bank debt. The floating interest rates are based upon the three month London Interbank Offered Rate (LIBOR) rate, and the measurement and settlement is performed quarterly. Settlements of these agreements are recorded as adjustments to interest expense in the relevant periods. The Company estimates the aggregate cost to retire these instruments at March 31, 1998 to be $.4 million.

8.   SUBSEQUENT EVENTS:

In April 1998, the Company and certain stockholders of the Company completed a public offering of 6,000,000 and 2,030,187 shares, respectively of Class A Common Stock (the Common Stock Offering). The shares were sold for an offering price of $58.25 per share and generated proceeds to the Company of $335.6 million, net of underwriters' discount and other offering costs of approximately $13.9 million. The Company utilized the proceeds to repay indebtedness under the 1997 Bank Credit Agreement.

In April 1998, the Company exercised its option to acquire the non-license assets of WSYX-TV in Columbus, Ohio from River City Broadcasting, LP ("River City") for an option exercise price of $228 million. The Company entered into an LMA with River City whereby the Company has obtained the right to program and sell advertising on substantially all of the station's inventory of broadcast time.

In May 1998, the Company filed a form S-4 registration statement with the Securities and Exchange Commission to register the issuance of shares of Class A Common Stock with a value of up to $100 million in connection with the Sullivan Acquisition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following information should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this Quarterly Report and the audited financial statements and Management's Discussion and Analysis contained in the Company's Form 10-K, as amended, for the fiscal year ended December 31, 1997.

The matters discussed below include forward-looking statements. Such statements are subject to a number of risks and uncertainties, such as the impact of changes in national and regional economies, successful integration of acquired television and radio stations (including achievement of synergies and cost reductions), pricing fluctuations in local and national advertising, availability of capital and volatility in programming costs. Additional risk factors regarding the Company are set forth in the Company's prospectus filed with the Securities and Exchange Commission on April 8, 1998, pursuant to rule 424(b)(5).

The following table sets forth certain operating data for comparison of the three months ended March 31, 1997 and 1998:

OPERATING DATA (dollars in thousands):

                                                                                   Three Months
                                                                                  Ended March 31,
                                                                               1997             1998
                                                                            ---------         ---------
Net broadcast revenues (a) .................................................$  98,909         $ 112,631
Barter revenues ............................................................    9,315            11,207
                                                                            ---------         ---------
Total revenues .............................................................  108,224           123,838
                                                                            ---------         ---------

Operating costs (b) ........................................................   47,748            53,497
Expenses from barter arrangements ..........................................    7,444             9,277
Depreciation, amortization and stock based compensation (c) ................   40,817            37,385

Interest expense ...........................................................   27,065            27,371
Subsidiary trust minority interest expense (d) .............................    1,210             5,812
Interest and other income ..................................................      546             1,425
                                                                            ---------         ---------
Net loss before income tax benefit .........................................  (15,514)           (8,079)
Income tax benefit .........................................................    7,900             4,800
                                                                            ---------         ---------
Net loss ...................................................................$  (7,614)        $  (3,279)
                                                                            =========         =========

BROADCAST CASH FLOW (BCF) DATA:
       Television BCF (e) ..................................................$  41,201         $  45,787
       Radio BCF (e) .......................................................    1,583             4,586
                                                                            ---------         ---------
       Consolidated BCF (e) ................................................$  42,784         $  50,373
                                                                            =========         =========

       Television BCF margin (f) ...........................................     47.3%             47.0%
       Radio BCF margin (f) ................................................     13.4%             29.9%
       Consolidated BCF margin (f) .........................................     43.3%             44.7%

OTHER DATA:
       Adjusted EBITDA (g) ............................$  39,300     $  45,767
       Adjusted EBITDA margin (f) .....................     39.7%         40.6%
       After tax cash flow (h) ........................$   7,251     $  10,207
       Program contract payments ......................   13,732        15,297
       Corporate expenses .............................    3,484         4,606
       Capital expenditures ...........................    2,244         3,411
       Cash flows from operating activities ...........   28,320        42,352
       Cash flows from investing activities ...........  (13,902)     (524,172)
       Cash flows from financing activities ...........   19,946       349,348
---------
a) "Net broadcast revenue" is defined as broadcast revenue net of agency commissions.

b) "Operating costs" include program and production expenses and selling, general and administrative expenses.

c) Depreciation and amortization includes amortization of program contract costs and net realizable value adjustments, depreciation and amortization of property and equipment, and amortization of acquired intangible broadcasting assets and other assets including amortization of deferred financing costs and costs related to excess syndicated programming.

d) Subsidiary trust minority interest expense represents distributions on the HYTOPS.

e) "Broadcast cash flow" is defined as broadcast operating income plus corporate overhead expense, special bonuses paid to executive officers, stock-based compensation, depreciation and amortization (including film amortization and excess syndicated programming), less cash payments for program rights. Cash program payments represent cash payments made for current programs payable and do not necessarily correspond to program usage. Special bonuses paid to executive officers are considered unusual and non-recurring. The Company has presented broadcast cash flow data, which the Company believes are comparable to the data provided by other companies in the industry, because such data are commonly used as a measure of performance for broadcast companies. However, broadcast cash flow does not purport to represent cash provided by operating activities as reflected in the Company's consolidated statements of cash flows, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

f) "Broadcast cash flow margin" is defined as broadcast cash flow divided by net broadcast revenues. "Adjusted EBITDA margin" is defined as Adjusted EBITDA divided by net broadcast revenues.

g) "Adjusted EBITDA" is defined as broadcast cash flow less corporate expenses and is a commonly used measure of performance for broadcast companies. Adjusted EBITDA does not purport to represent cash provided by operating activities as reflected in the Company's consolidated statements of cash flows, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

h) "After tax cash flow" is defined as net income (loss) available to common shareholders plus extraordinary items (before the effect of related tax benefits), stock-based compensation, depreciation and amortization (excluding film amortization), and the deferred tax provision (or minus the deferred tax benefit). After tax cash flow is presented here not as a measure of operating results and does not purport to represent cash provided by operating activities. After tax cash flow should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

Net broadcast revenues increased to $112.6 million for the three months ended March 31, 1998 from $98.9 million for the three months ended March 31, 1997, or 13.9%. The increase in net broadcast revenues for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 was comprised of $8.4 million related to the acquisition of television and radio stations and LMA transactions consummated by the Company in 1997 and 1998 (collectively, "the Acquisitions") and $5.3 million related to an increase in revenue on a same station basis, an increase of 5.4%.

Operating costs increased to $53.5 million for the three months ended March 31, 1998 from $47.7 million for the three months ended March 31, 1997 or 12.2%. The increase in expenses for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 was comprised of $2.8 million related to the Acquisitions, $1.1 million related to an increase in corporate overhead and $1.9 million related to an increase in operating costs on a same station basis, or 3.6%. Corporate expenses increased to $4.6 million for the three months ended March 31, 1998 from $3.5 million for the three months ended March 31, 1997, or 31.4%. The increase in corporate expenses for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 primarily resulted from an increase in legal fees and an increase in salary costs resulting from managing a larger base of operations.

Interest expense increased to $27.4 million for the three months ended March 31, 1998 from $27.1 million for the three months ended March 31, 1997, or 1.1%. The increase in interest expense resulted from indebtedness incurred to finance the Acquisitions, offset by a decrease in weighted average interest rates on outstanding indebtedness during the first quarter of 1998. The increase in subsidiary trust minority interest expense for the three months ended March 31, 1998 primarily related to the $200 million aggregate liquidation value of 115/8% High Yield Trust Offered Preferred Securities (the "HYTOPS") completed March 12, 1997 being outstanding for a partial quarter during 1997.

Interest and other income increased to $1.4 million for the three months ended March 31, 1998 from $.5 million for the three months ended March 31, 1997 or 180.0%. The increase for the three months ended March 31, 1998 was primarily due to higher average cash balances and related interest income in the first quarter of 1998 as compared to the first quarter of 1997 resulting from proceeds from the issuance in December 1997 of $250 million aggregate liquidation value of 8 3/4% Senior Subordinated Notes due 2007.

Income tax benefit decreased to $4.8 million for the three months ended March 31, 1998 from $7.9 million for the three months ended March 31, 1997. The decrease in income tax benefit for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 primarily related to the decrease in the pre-tax loss for the three months ended March 31, 1998. The Company's effective tax rate increased slightly to 59.4% for the three months ended March 31, 1998 from 50.9% for the three months ended March 31, 1997.

The net deferred tax liability decreased to $16.2 million as of March 31, 1998 from $21.5 million at December 31, 1997. The increase in the Company's net deferred tax asset as of March 31, 1998 as compared to December 31, 1997 primarily results from the anticipation that the pre-tax loss and related current tax asset incurred during the first quarter of 1998 will be used to offset future taxable income during the current year.

Broadcast cash flow increased to $50.4 million for the three months ended March 31, 1998 from $42.8 million for the three months ended March 31, 1997, or 17.8%. The increase in broadcast cash flow for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 primarily resulted from the Acquisitions and an increase in net broadcast revenue on a same station basis. The Company's Broadcast Cash Flow Margin increased to 44.7% for the three months ended March 31, 1998 from 43.3% for the three months ended March 31, 1997. Excluding the effect of radio station broadcast cash flow, television station Broadcast Cash Flow Margin decreased to 47.0% for the three months ended March 31, 1998 as compared to 47.3% for the three months ended March 31, 1997. On a same station basis, Television Broadcast Cash Flow Margin increased from 43.5% to 44.4%. Radio Broadcast Cash Flow Margin increased to 29.9% for the three months ended March 31, 1998 from 13.4% for the three months ended March 31, 1997. This increase in Radio Broadcast Cash Flow Margin primarily resulted from higher margins at certain of the radio stations acquired during the first quarter of 1998 and an increase in net broadcast revenue on a same station basis.

Adjusted EBITDA increased to $45.8 million for the three months ended March 31, 1998 from $39.3 million for the three months ended March 31, 1997, or 16.5%. The increase in Adjusted EBITDA for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 primarily resulted from the Acquisitions and an increase in broadcast revenue on a same station basis. The Company's Adjusted EBITDA Margin increased to 40.6% for the three months ended March 31, 1998 from 39.7% for the three months ended March 31, 1997.

After Tax Cash Flow increased to $10.2 million for the three months ended March 31, 1998 from $7.3 million for the three months ended March 31, 1997, or 39.7%. The increase in After Tax Cash Flow for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 primarily resulted from the Acquisitions and internal growth, offset by interest expense on the debt incurred to consummate the Acquisitions and subsidiary trust minority interest expenses related to the HYTOPS.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1998, the Company had $6.9 million in cash balances and, excluding the effect of assets held for sale, working capital of approximately $7.1 million. The Company's decrease in cash to $6.9 million at March 31, 1998 from $139.3 million at December 31, 1997 primarily resulted from closings related to the Heritage Acquisition during the first quarter of 1998. As of April 24, 1998 approximately $362.9 million was available for borrowing under the Bank Credit Agreement. The Company anticipates that funds from operations, existing cash balances and availability of the revolving credit facility under the 1997 Bank Credit Agreement will be sufficient to meet its working capital, capital expenditure commitments (other than commitments for pending acquisitions described below) and debt service requirements for the foreseeable future.

Net cash flows from operating activities increased to $42.4 million for the three months ended March 31, 1998 from $28.3 million for the three months ended March 31, 1997. The Company made income tax payments of $.4 million for the three months ended March 31, 1998 as compared to $1.9 million for the three months ended March 31, 1997. The Company made interest payments on outstanding indebtedness of $38.3 million during the three months ended March 31, 1998 as compared to $30.8 million for the three months ended March 31, 1997. Additional interest payments for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 primarily related to additional interest costs on indebtedness incurred to finance the Heritage Acquisition. Program rights payments increased to $15.3 million for the three months ended March 31, 1998 from $13.7 million for the three months ended March 31, 1997, or 11.7%. The increase in program rights payments for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 was comprised of $.5 million related to the acquisition of KUPN-TV in Las Vegas, NV and $1.1 million related to an increase in programming costs on a same station basis.

Net cash flows used in investing activities increased to $524.2 million for the three months ended March 31, 1998 from $13.9 million for the three months ended March 31, 1997. In February 1998, the Company made cash payments of $484.3 million for the closings related to the Heritage Acquisition. In addition, the Company made cash payments of $37.2 million relating to acquisitions that are expected to occur during 1998. In April 1998 the Company exercised its option to acquire the non-license assets of WSYX-TV in Columbus, Ohio and made cash payments totaling $228 million. Also in April 1998, the Company closed the sale of the non-license assets for the television stations serving the Plattsburgh, New York and Burlington, Vermont markets for a cash payment of $70 million. In addition, the Company has agreements to divest the radio stations serving the Portland, Rochester and Nashville markets and certain radio stations in the New Orleans market for an aggregate amount of $177.5 million, the closings of which are expected to occur during the second quarter of 1998. The Company anticipates that future requirements for capital expenditures will include capital expenditures incurred during the ordinary course of business and the cost of additional acquisitions of television and radio stations if suitable acquisitions can be identified on acceptable terms.

Net cash flows from financing activities increased to $349.3 million for the three months ended March 31, 1998 from $19.9 million used in financing activities for the three months ended March 31, 1997. In the first quarter of 1998, the Company increased its borrowings under the 1997 Bank Credit Agreement to finance the Heritage Acquisition and subsequently repaid a portion of the outstanding balance. In accordance with the provisions of the 1997 Bank Credit Agreement, the Company also repaid $8.8 million of the Tranche A Term Loan under the 1997 Bank Credit Agreement. In April 1998, the Company and certain Series B Preferred stockholders of the Company completed a public offering of 6,000,000 and 2,030,187 shares, respectively of Class A Common Stock. The shares were sold for an offering price of $58.25 per share and generated proceeds to the Company of $335.6 million, net of underwriters' discount and other offering costs of approximately $13.9 million. The Company utilized proceeds to repay indebtedness under the 1997 Bank Credit Agreement.

The Company has entered into agreements to acquire additional stations in the Heritage Acquisition, the Max Media Acquisition and the Sullivan Acquisition. The aggregate cash consideration needed to complete the purchase of the remaining stations under the Heritage Acquisition and to complete the Max Media Acquisition and the Sullivan Acquisition is expected to be approximately $1.2 billion (net of anticipated proceeds from sales of stations involved in these acquisitions). The Company intends to finance pending acquisitions through a combination of available cash, an issuance of securities and available borrowings under the 1997 Bank Credit Agreement or a new bank credit agreement. The current terms of the 1997 Bank Credit Agreement do not allow the Company to borrow an amount sufficient to finance all of the pending acquisitions. Sinclair is negotiating with a group of lenders for a new $1.75 billion senior secured credit facility (the "New Credit Facility") which is expected to contain the following terms. The New Credit Facility is expected to include (i) a $750.0 million term loan facility repayable in consecutive quarterly installments commencing on March 31, 1999 and ending on September 15, 2005; and (ii) a $1.0 billion reducing revolving credit facility. Availability under the revolving credit facility reduces quarterly, commencing March 31, 2001 and terminating on September 15, 2005. A portion of the revolving credit facility not in excess of $350.0 million will be available for issuances of letters of credit. The New Credit Facility also includes a standby uncommitted multiple draw term loan facility of $400.0 million. The Company will be required to prepay the term loan facility and reduce the revolving credit facility with (i) 100% of the net proceeds of any casualty loss or condemnation; (ii) 100% of the net proceeds of any sale or other disposition by the Company of any assets in excess of $100.0 million in the aggregate for any fiscal year; and (iii) 50% of excess cash flow (as defined) if Sinclair's ratio of debt to EBITDA (as defined) exceeds a certain threshold. The New Credit Facility is expected to contain representations and warranties, and affirmative and negative covenants, including limitations on additional indebtedness, customary for credit facilities of this type. The Company will also be required to satisfy certain financial covenants.

The 1997 Bank Credit Agreement and the indentures relating to Sinclair's 8 3/4% Senior Subordinated Notes due 2007, 9% Senior Subordinated Notes due 2007 and 10% Senior Subordinated Notes due 2005 restrict, and the New Credit Commitment will restrict, the incurrence of additional indebtedness and the use of proceeds of an equity issuance, but these restrictions are not expected to restrict the incurrence of indebtedness or use of proceeds of an equity issuance to finance the pending acquisitions.

PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A)  EXHIBITS

27  Financial Data Schedule

B)   REPORTS ON FORM 8-K

The Company filed a current report on form 8-K dated March 17, 1998 reporting on items 5 and 7 with respect to pro forma financial information for the Company showing the effect of the Heritage, Max Media and Sullivan Acquisitions and certain financing transactions and including the audited financial statements of Heritage Media Services, Inc.-Broadcasting Segment, Max Media Properties LLC and Sullivan Broadcast Holding, Inc. and subsidiaries.

The Company filed a current report on form 8-K/A dated March 27, 1998 reporting on items 5 and 7 to update pro forma financial information for the Company showing the effect of the Sullivan acquisition and certain other financing and acquisition activities since January 1, 1997.

The Company filed a current report on form 8-K/A dated April 8, 1998 reporting on items 5 and 7 with respect to the issuance and sale of 8,030,187 shares of Class A Common Stock of the Company.

The Company filed a current report on form 8-K dated April 10, 1998 reporting on item 7 with respect to the issuance and sale of 8,030,187 shares of Class A Common Stock of the Company.

The Company filed a current report on form 8-K dated April 14, 1998 reporting on items 5 and 7 with respect to the exercise of the Company's option to acquire the non-license assets of WSYX-TV from River City Broadcasting, LP.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized in the city of Baltimore, Maryland on the 12th day of May, 1998.



                                                SINCLAIR BROADCAST GROUP, INC.


                                                by: /s/  David B. Amy
                                                    ----------------------------
                                                    David B. Amy
                                                    Chief Financial Officer
                                                    Principal Accounting Officer