Form 10-Q
period 1998-06-30
SINCLAIR BROADCAST GROUP INC
filed 1998-08-14
CIK 912752

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  (Mark One)        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         [X]        SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended June 30, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

As of August 6, 1998, there are 48,013,362 shares of Class A Common Stock, $.01 par value, 49,968,864 shares of Class B Common Stock, $.01 par value and 39,581 shares of Series B Preferred Stock, $.01 par value, convertible into 287,898 shares of Class A Common Stock, of the Registrant issued and outstanding.

In addition, 2,000,000 shares of $200 million aggregate liquidation value 115/8% High Yield Trust Offered Preferred Securities of Sinclair Capital, a subsidiary trust of Sinclair Broadcast Group, Inc. are issued and outstanding.

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES

                                    Form 10-Q
                       For the Quarter Ended June 30, 1998


                                TABLE OF CONTENTS

                                                                                       Page
                                                                                       ----
PART I. FINANCIAL INFORMATION
    Item 1.  Consolidated Financial Statements

        Consolidated Balance Sheets as of December 31, 1997 and
               June 30, 1998........................................................       3

        Consolidated Statements of Operations for the Three Months and Six Months
               Ended June 30, 1997 and 1998........................................        4

        Consolidated Statement of Stockholders' Equity for the Six Months
               Ended June 30, 1998.................................................       5

        Consolidated Statements of Cash Flows for the Six Months
               Ended June 30, 1997 and 1998........................................       6

        Notes to Unaudited Consolidated Financial Statements.......................       7

    Item 2.  Management's Discussion and Analysis of

        Financial Condition and Results of Operations.................................   13

PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings........................................................   20

    Item 4.  Submission of Matters to a Vote of Security Holders......................   20

    Item 5.  Other....................................................................   21

    Item 6.  Exhibits and Reports on Form 8-K.........................................   23

        Signature.....................................................................   24

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                             DECEMBER 31,         JUNE 30,
                                                                                                1997               1998
                                                                                          ---------------     --------------
                              ASSETS
CURRENT ASSETS:
    Cash and cash equivalents .........................................................     $   139,327        $   320,133
    Accounts receivable, net of allowance for doubtful accounts .......................         123,018            129,088
    Current portion of program contract costs .........................................          46,876             33,369
    Prepaid expenses and other current assets .........................................           4,673              1,928
    Deferred barter costs .............................................................           3,727              5,737
    Refundable income taxes ...........................................................          10,581             10,581
    Broadcast assets held for sale ....................................................              --             30,639
    Deferred tax asset ................................................................           2,550                520
                                                                                            -----------        -----------
           Total current assets .......................................................         330,752            531,995
PROGRAM CONTRACT COSTS, less current portion ..........................................          40,609             28,228
LOANS TO OFFICERS AND AFFILIATES ......................................................          11,088             10,645
PROPERTY AND EQUIPMENT, net ...........................................................         161,714            195,100
OTHER ASSETS ..........................................................................         168,095            174,752
ACQUIRED INTANGIBLE BROADCASTING ASSETS, net ..........................................       1,321,976          1,876,770
                                                                                            -----------        -----------
    Total Assets ......................................................................     $ 2,034,234        $ 2,817,490
                                                                                            ===========        ===========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable ..................................................................     $     5,207        $     9,858
    Accrued liabilities ...............................................................          40,532             51,069
    Current portion of long-term liabilities-
        Notes payable and commercial bank financing ...................................          35,215             25,000
        Notes and capital leases payable to affiliates ................................           3,073              2,878
        Program contracts payable .....................................................          66,404             64,415
    Deferred barter revenues ..........................................................           4,273              6,111
                                                                                            -----------        -----------
           Total current liabilities ..................................................         154,704            159,331
LONG-TERM LIABILITIES:
    Notes payable and commercial bank financing .......................................       1,022,934          1,475,972
    Notes and capital leases payable to affiliates ....................................          19,500             18,495
    Program contracts payable .........................................................          62,408             47,671
    Deferred tax liability ............................................................          24,092             36,242
    Other long-term liabilities .......................................................           3,611              3,948
                                                                                            -----------        -----------
           Total liabilities ..........................................................       1,287,249          1,741,659
                                                                                            -----------        -----------
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES ........................................           3,697              3,661
                                                                                            -----------        -----------
COMPANY OBLIGATED MANDATORILY REDEEMABLE SECURITIES OF SUB-
    SIDIARY TRUST HOLDING SOLELY KDSM SENIOR DEBENTURES ...............................         200,000            200,000
                                                                                            -----------        -----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
    Series B Preferred stock, $.01 par value, 10,000,000 shares authorized and 1,071,381
        and 39,581 shares issued and outstanding, respectively ........................              10                 --
    Series D Preferred stock, $.01 par value, 3,450,000 shares authorized, issued
        and outstanding ...............................................................              35                 35
    Class A Common stock, $.01 par value, 100,000,000 and 500,000,000 shares authorized
        and 27,466,860 and 47,992,548 shares issued and outstanding, respectively .....             275                480
    Class B Common stock, $.01 par value, 35,000,000 and 140,000,000 shares authorized
        and 50,872,864 and 49,968,864 shares issued and outstanding ...................             510                500
    Additional paid-in capital ........................................................         552,556            897,048
    Additional paid-in capital - equity put options ...................................          23,117             23,117
    Additional paid-in capital - deferred compensation ................................            (954)            (7,419)
    Accumulated deficit
                                                                                                (32,261)           (41,591)
                                                                                            -----------        -----------
           Total stockholders' equity
                                                                                                543,288            872,170
                                                                                            -----------        -----------
           Total Liabilities and Stockholders' Equity .................................     $ 2,034,234        $ 2,817,490
                                                                                            ===========        ===========

                   The accompanying notes are an integral part of these unaudited consolidated statements.

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                      THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                           JUNE 30,                       JUNE 30,
                                                                     1997            1998           1997           1998
                                                                     ----            ----           ----           ----
REVENUES:
    Station broadcast revenues, net of agency commissions.......     $120,792      $ 153,634     $  219,701      $  266,265
    Revenues realized from station barter arrangements..........       10,555         13,892         19,870          25,099
                                                                       ------     ----------     ----------     -----------
           Total revenues.......................................      131,347        167,526        239,571         291,364
                                                                      -------     -- -------     -- -------     --- -------
OPERATING EXPENSES:
    Program and production........................................     24,253         30,256         46,760          56,068
    Selling, general and administrative...........................     26,393         32,023         51,634          59,708
    Expenses realized from station barter arrangements.............     8,859         11,685         16,303          20,962
    Amortization of program contract costs and net
        realizable value adjustments..............................     13,400         14,532         30,918          30,543
    Stock-based compensation.......................................       116            899            233           1,371
    Depreciation and amortization of property and equipment........     4,179          5,498          8,340          10,266
    Amortization of acquired intangible broadcasting assets,
        non-compete and consulting agreements and other assets..       18,371         19,037         37,392          35,171
                                                                       ------     ----------     ----------     -----------
           Total operating expenses...............................     95,571        113,930        191,580         214,089
                                                                       ------     ----------     -- -------     -----------
           Broadcast operating income.............................     35,776         53,596         47,991          77,275
                                                                       ------     ----------     ----------     -----------

OTHER INCOME (EXPENSE):
    Interest and amortization of debt discount expense.............   (24,928)       (27,530)       (51,993)        (54,901)
    Subsidiary trust minority interest expense.....................    (5,813)        (5,813)        (7,007)        (11,625)
    Interest income................................................       654          1,900          1,040           3,217
    Gain on sale of broadcast assets...............................         -          5,238              -           5,238
    Other income (expense).........................................       (97)            (4)            47             104
                                                                        ------    -----------    -----------    -----------
             Income (loss) before income tax provision.............      5,592          27,387        (9,922)         19,308
INCOME TAX (PROVISION) BENEFIT.....................................     (3,800)       (17,200)         4,100         (12,400)
                                                                        ------    -----------    -----------    -----------
NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEM.......................      1,792          10,187         (5,822)         6,908
EXTRAORDINARY ITEM:
    Loss on early extinguishment of debt net of related income tax
        benefit of $7,370.........................................          -         (11,063)            -          (11,063)
                                                                       ------    -----------    -----------    -----------
NET INCOME (LOSS)................................................     $ 1,792      $     (876)    $   (5,822)    $   (4,155)
                                                                      =======      ===========    ===========    ===========
NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS................    $ 1,792      $   (3,463)    $   (5,822)    $   (9,330)
                                                                      =======      ===========    ===========    ===========
Basic income (loss) per share before extraordinary item...........    $  .03       $      .08     $     (.08)    $      .02
                                                                      =======      ===========    ===========    ===========
Basic income (loss) per common share.............................     $  .03       $     (.04)    $     (.08)    $     (.10)
                                                                      =======      ===========    ===========    ===========
Basic weighted average common shares outstanding.................     69,278           96,889         69,492         91,480
                                                                      =======      ===========    ===========    ===========
Diluted income (loss) per share before extraordinary item........     $  .02       $     .08      $     (.08)    $      0.2)
                                                                      =======      ===========    ===========    ===========
Diluted income (loss) per common share...........................     $  .02       $    (.04)     $     (.08)    $     (.10)
                                                                      =======      ===========    ===========    ===========
Diluted weighted average common and common equivalent shares
    outstanding.................................................      77,580          99,242         77,826          93,645
                                                                      =======      ===========    ===========    ===========

                   The accompanying notes are an integral part of these unaudited consolidated statements.

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                 (IN THOUSANDS)


                                 SERIES B    SERIES B   CLASS A   CLASS B
                                PREFERRED   PREFERRED    COMMON    COMMON
                                  STOCK       STOCK      STOCK     STOCK
                               ----------- ----------- --------- ---------
BALANCE, December 31,
 1997 as previously re-
 ported ......................   $   10        $35        $137    $255
 Two-for-one-stock split......       --         --         138     255
                                 ------        ---        ----     ----
Balance, December 31,
 1997 as adjusted ............       10         35         275     510
 Class B Common Stock
  converted into Class A
  Common Stock ...............       --         --           5      (5)
 Series B Preferred Stock
  converted into Class A
  Common Stock ...............      (10)        --          38      --
 Dividends payable on Se-
  ries D Preferred Stock,            --         --          --      --
 Stock option grants .........       --         --          --      --
 Stock option grants exer-
  cised ......................       --         --          --      --
 Class A Common Stock
  shares issued pursuant
  to employee benefit
  plans ......................       --         --          --      --
 Two-for one stock split......       --         --         102      (5)
 Issuance of Class A Common
  Stock ......................       --         --          60      --
 Amortization of
  deferred compensation              --         --          --      --
 Net loss ....................       --         --          --      --
                                 ------        ---        ----     -----
BALANCE, June 30, 1998.          $   --        $35        $480     $500
                                 ======        ===        ====     =====
                                             ADDITIONAL    ADDITIONAL
                                               PAID-IN       PAID-IN
                                ADDITIONAL    CAPITAL-      CAPITAL-                       TOTAL
                                  PAID-IN    EQUITY PUT     DEFERRED     ACCUMULATED   STOCKHOLDER'S
                                  CAPITAL      OPTIONS    COMPENSATION     DEFICIT        EQUITY
                               ------------ ------------ -------------- ------------- --------------
BALANCE, December 31,
 1997 as previously
 reported ....................   $552,949      $23,117      $   (954)     $(32,261)      $543,288
 Two-for-one-stock split......       (393)          --            --             --            --
                                 --------      -------      --------      ---------      --------
Balance, December 31,
 1997 as adjusted ............    552,556       23,117          (954)       (32,261)      543,288
 Class B Common Stock
  converted into Class A
  Common Stock ...............         --           --            --             --            --
 Series B Preferred Stock
  converted into Class A
  Common Stock ...............        (28)          --            --             --            --
 Dividends payable on Se-
  ries D Preferred Stock,              --           --            --         (5,175)       (5,175)
 Stock option grants .........      7,196           --        (7,196)            --            --
 Stock option grants exer-
  cised ......................        969           --            --             --           969
 Class A Common Stock
  shares issued pursuant
  to employee benefit
  plans ......................      1,277           --            --             --         1,277
 Two-for one stock split......        (97)          --            --             --            --
 Issuance of Class A Common
  Stock ......................    335,175           --            --             --       335,235
 Amortization of
  deferred compensation                --           --           731             --           731
 Net loss ....................         --           --            --         (4,155)       (4,155)
                                 --------      -------      --------      ---------      --------
BALANCE, June 30, 1998 .......   $897,048      $23,117      $ (7,419)     $ (41,591)     $872,170
                                 ========      =======      ========      =========      ========

                   The accompanying notes are an integral part of these unaudited consolidated statements.

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                        SIX MONTHS ENDED
                                                                                            JUNE 30,
                                                                                  ----------------------------
                                                                                      1997            1998
                                                                                  ------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss .....................................................................    $   (5,822)    $   (4,155)
 Adjustments to reconcile net loss to net cash flows from operating activities--
   Extraordinary loss on early extinguishment of debt .........................            --         18,433
   Gain on sale of broadcast assets ...........................................            --         (5,238)
   Amortization of debt discount ..............................................            --             49
   Depreciation and amortization of property and equipment ....................         8,340         10,266
   Amortization of acquired intangible broadcasting assets, non-compete
    and consulting agreements and other assets ................................        37,392         35,171
   Amortization of program contract costs and net realizable value adjust-
    ments .....................................................................        30,918         30,543
   Stock-based compensation ...................................................           233          1,371
   Deferred tax provision (benefit) ...........................................        (7,406)         2,030
 Changes in assets and liabilities, net of effects of acquisitions and dispositions--
   Decrease in accounts receivable, net .......................................         9,947          1,465
   Decrease (increase) in prepaid expenses and other current assets ...........          (358)         3,288
   Increase (decrease) in accounts payable and accrued liabilities ............        (3,916)         5,094
   Decrease in income taxes payable ...........................................          (730)            --
   Net effect of change in deferred barter revenues and deferred barter
    costs .....................................................................           236            (66)
   Decrease in other long-term liabilities ....................................          (109)          (247)
   Increase (decrease) in minority interest ...................................            17            (36)
 Payments on program contracts payable ........................................       (26,259)       (30,465)
                                                                                   ----------     ----------
   Net cash flows from operating activities ...................................        42,483         67,503
                                                                                   ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of property and equipment  .......................................        (8,286)        (8,299)
 Payments for acquisition of television and radio stations ....................       (97,906)      (762,378)
 Loans to officers and affiliates .............................................          (650)        (1,021)
 Repayments of loans to officers and affiliates ...............................           748          1,381
 Distributions from Joint Venture .............................................           381            608
 Proceeds from sale of broadcasting assets ....................................            --        233,858
 Payments relating to future acquisitions .....................................        (6,716)      (112,477)
                                                                                   ----------     ----------
    Net cash flows used in investing activities ...............................      (112,429)      (648,328)
                                                                                   ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from notes payable, commercial bank financing and capital leases             92,546      1,397,000
 Repayments of notes payable, commercial bank financing and capital
   leases .....................................................................      (204,193)      (954,125)
 Payments of costs relating to financing ......................................        (4,669)       (10,863)
 Proceeds from exercise of stock options ......................................            --            969
 Proceeds from issuance of stock related to compensation plans ................            --            419
 Repurchases of the Company's Class A Company Stock ...........................        (4,599)            --
 Net proceeds from issuance of Class A Common Stock ...........................            --        335,235
 Net proceeds from subsidiary trust securities offering .......................       195,000             --
 Dividends paid on Series D Convertible Preferred Stock .......................            --         (5,175)
 Payment of equity put option premium .........................................            --           (528)
 Payments of costs related to subsidiary trust securities offering ............        (1,650)           --
 Prepayments of excess syndicated program contract liabilities ................        (1,373)           --
 Repayments of notes and capital leases to affiliates .........................          (717)       (1,301)
                                                                                       ------        ------
    Net cash flows from financing activities ..................................        70,345       761,631
                                                                                       ------       -------
NET INCREASE IN CASH AND CASH EQUIVALENTS .....................................           399       180,806
CASH AND CASH EQUIVALENTS, beginning of period ................................         2,341       139,327
                                                                                       ------       -------
CASH AND CASH EQUIVALENTS, end of period ......................................      $  2,740      $320,133



                   The accompanying notes are an integral part of these unaudited consolidated statements.

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Sinclair Broadcast Group, Inc., Sinclair Communications, Inc. and all other consolidated subsidiaries, which are collectively referred to hereafter as "the Company, Companies, Sinclair or SBG." The Company owns and operates television and radio stations throughout the United States. Additionally, included in the accompanying consolidated financial statements are the results of operations of certain television stations pursuant to local marketing agreements (LMAs) and radio stations pursuant to joint sales agreements (JSAs).

INTERIM FINANCIAL STATEMENTS

The consolidated financial statements for the six months ended June 30, 1997 and 1998 are unaudited, but in the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial position and results of operations, and cash flows for these periods.

As permitted under the applicable rules and regulations of the Securities and Exchange Commission, these financial statements do not include all disclosures normally included with audited consolidated financial statements, and, accordingly, should be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 1996, and 1997 and for the years then ended. The results of operations presented in the accompanying financial statements are not necessarily representative of operations for an entire year.

PROGRAMMING

The Companies have agreements with distributors for the rights to television programming over contract periods which generally run from one to seven years. Contract payments are made in installments over terms that are generally shorter than the contract period. Each contract is recorded as an asset and a liability at an amount equal to its gross contractual commitment when the license period begins and the program is available for its first showing. The portion of the program contracts payable within one year is reflected as a current liability in the accompanying consolidated balance sheets.

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

RECLASSIFICATIONS

Certain   reclassifications  have  been  made  to  the  prior  period  financial statements to conform with the current period presentation.

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

3.   FINANCIAL INFORMATION BY SEGMENT (IN THOUSANDS):

As of June 30, 1998, the Company consisted of two principal business segments - television broadcasting and radio broadcasting. As of the date hereof, the Company owns or provides programming services pursuant to LMAs to 56 television stations located in 36 geographically diverse markets in the continental United States. The Company owns or provides programming services pursuant to JSAs to 54 radio stations in 10 geographically diverse markets. Substantially all revenues represent income from unaffiliated companies.

                                                                     TELEVISION                    TELEVISION
                                                                 THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                      JUNE 30,                      JUNE 30,
                                                                 1997           1998          1997           1998
                                                                 ----           ----          ----           ----
Total revenues.............................................. $   114,377   $    141,329   $   210,151   $    249,050
Station operating expenses..................................      48,008         58,171        92,645        109,756
Depreciation, program amortization and stock-based
    compensation............................................      17,134         19,995        38,368         40,469
Amortization of intangibles and other assets................      15,086         14,961        30,901         28,102
                                                             -----------    -----------    ----------    -----------

Station broadcast operating income.......................... $    34,149    $    48,202    $   48,237    $    70,723
                                                             ===========    ===========    ==========    ===========

Total assets................................................ $ 1,456,776    $ 2,378,764    $1,456,776    $ 2,378,764
                                                             ===========    ===========    ==========    ===========

Capital expenditures........................................ $     4,167    $     3,649    $    6,194    $     6,130
                                                             ===========    ===========    ==========    ===========

                                                                              RADIO                         RADIO
                                                                        THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                             JUNE 30,                     JUNE 30,
                                                                        1997           1998          1997           1998
                                                                        ----           ----          ----           ----
Total revenues....................................................  $     16,970    $   26,197   $    29,420   $     42,314
Station operating expenses........................................        11,497        15,793        22,052         26,982
Depreciation, program amortization and stock-based
    Compensation..................................................           561           934         1,123          1,711
Amortization of intangibles and other assets......................         3,285         4,076         6,491          7,069
                                                                    ------------    ----------    ----------    -----------
Station broadcast operating income (loss).........................  $      1,627    $    5,394    $     (246)   $     6,552
                                                                    ============    ==========    ===========   ===========
Total assets......................................................  $    305,729    $  438,726    $  305,729    $   438,726
                                                                    ============    ==========    ==========    ===========
Capital expenditures..............................................  $      1,874    $    1,239    $    2,092    $     2,169
                                                                    ============    ==========    ==========    ===========


4.   SUPPLEMENTAL CASH FLOW INFORMATION (IN THOUSANDS):

During the six months ended June 30, 1997 and 1998, the Company made certain cash payments of the following:

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              1997              1998
                                                              ----              ----
    Interest payments.................................. $     55,723        $    68,743
                                                        ============        ===========
    Subsidiary trust minority interest payments........ $      6,006        $    11,625
                                                        ============        ===========
    Income tax payments................................ $      5,298        $     1,288
                                                        ============        ===========


5.   EARNINGS PER SHARE:

The Company adopted SFAS 128 "Earnings per Share" which requires the disclosure of basic and diluted earnings per share and related computations as follows (in thousands, except per share data):

                                                             THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                   JUNE 30,                         JUNE 30,
                                                              1997           1998               1997           1998
                                                              ----           ----               ----           ----
Weighted-average number of common shares...............        69,278         96,889             69,492        91,480
Diluted effect of outstanding stock options ...........            22          2,065                 54         1,877
Diluted effect of conversion of preferred shares.......         8,280            288              8,280           288
                                                         -------------  -------------      -------------  -----------
Diluted weighted-average number of common and common
    equivalent shares outstanding......................        77,580         99,242             77,826        93,645
                                                         ============   ============       ============   ===========
Net income (loss)......................................  $      1,792   $       (876)      $     (5,822)  $    (4,155)
Preferred stock dividends payable......................             -         (2,587)                 -        (5,175)
                                                         ------------   -------------      ------------   ------------
Net income (loss) available to common stockholders.....  $      1,792   $     (3,463)      $     (5,822)  $    (9,330)
                                                         ============   =============      =============  ============
Basic earnings (loss) per common share
     before extraordinary items........................  $        .03   $        .08       $       (.08)  $       .02
Basic earnings (loss) per common share.................  $        .03   $       (.04)      $       (.08)  $      (.10)
                                                         ============   ============       ============   ===========
Diluted earnings (loss) per common share
     before extraordinary items........................ $         .02   $        .08       $      (.08)           .02
                                                         ==============================    ============   =============
Diluted earnings (loss) per common share...............  $        .02   $       (.04)      $       (.08)  $      (.10)
                                                         ============   ============       ============   =============


6.     1998 BANK CREDIT AGREEMENT:

In order to expand its borrowing capacity to fund future acquisitions and obtain more favorable terms with its banks, the Company obtained a new $1.75 billion senior secured credit facility (the "1998 Bank Credit Agreement"). The 1998 Bank Credit Agreement was executed in May of 1998 and includes (i) a $750.0 million term loan facility repayable in consecutive quarterly installments commencing on March 31, 1999 and ending on September 15, 2005; and (ii) a $1.0 billion reducing Revolving Credit Facility. Availability under the Revolving Credit Facility reduces quarterly, commencing March 31, 2001 and terminating on September 15, 2005. Not more than $350.0 million of the Revolving Credit Facility will be available for issuances of letters of credit. The 1998 Bank Credit Agreement also includes a standby uncommitted multiple draw term loan facility of $400.0 million. The Company is required to prepay the term loan facility and reduce the revolving credit facility with (i) 100% of the net proceeds of any casualty loss or condemnation; (ii) 100% of the net proceeds of any sale or other disposition by the Company of any assets in excess of $100.0 million in the aggregate for any fiscal year, to the extent not used to acquire new assets; and (iii) 50% of excess cash flow (as defined) if the Company's ratio of debt to EBITDA (as defined) exceeds a certain threshold. The 1998 Bank Credit Agreement contains representations and warranties, and affirmative and negative covenants, including limitations on additional indebtedness, customary for credit facilities of this type. The 1998 Bank Credit Agreement is secured only by a pledge of the stock of each subsidiary of the Company other than KDSM, Inc., KDSM Licensee, Inc., Cresap Enterprises, Inc. and Sinclair Capital. The Company is also required to satisfy certain financial covenants.

As a result of entering into the Company's 1998 Bank Credit Agreement, the Company incurred debt acquisition costs of $10.9 million and recognized an extraordinary loss of $11.1 million net of a tax benefit of $7.4 million. The extraordinary loss represents the write-off of debt acquisition costs associated with indebtedness replaced by the new facility.


7.   COMMON STOCK SPLIT:

On April 30, 1998, the Company's Board of Directors approved a two-for-one stock spilt of its Class A and Class B Common Stock to be distributed in the form of a stock dividend. As a result of this action, 23,963,013 and 24,984,432 shares of Class A and Class B Common Stock, respectively, were issued to shareholders of record as of May 14, 1998. The stock split has been retroactively reflected in the accompanying consolidated financial statements and related notes thereto.


8.    EQUITY OFFERING:

On April 14, 1998, the Company and certain stockholders of the Company completed a public offering of 12,000,000 and 4,060,374 shares, respectively of Class A Common Stock (the Common Stock Offering). The shares were sold for an offering price of $29.125 per share and generated proceeds to the Company of $335.2 million, net of underwriters' discount and other offering costs of approximately $14.3 million. The Company utilized the proceeds to repay indebtedness under the 1997 Bank Credit Agreement.

9. ACQUISITIONS AND DISPOSITIONS:

1998 ACQUISITIONS AND DISPOSITIONS

Heritage Acquisition. In July 1997, the Company entered into a purchase agreement to acquire certain assets of the radio and television stations of Heritage for approximately $630 million (the "Heritage Acquisition"). Pursuant to the Heritage Acquisition, and after giving effect to the STC Disposition, Entercom Disposition and Centennial Disposition and a third party's exercise of its option to acquire radio station KCAZ in Kansas City, Missouri, the Company has acquired or is providing programming services to three television stations in two separate markets and 13 radio stations in four separate markets. In July 1998, the Company acquired three radio stations in the New Orleans, Louisiana market and simultaneously disposed of two of those stations (see Petracom Disposition, Note 11).

STC Disposition. In February 1998, the Company entered into agreements to sell to STC Broadcasting of Vermont, Inc. ("STC") two television stations and the Non-License Assets and rights to program a third television station, all of which were acquired in the Heritage Acquisition. In April 1998, the Company closed on the sale of the non-license assets of the three television stations in the Burlington, Vermont and Plattsburgh, New York market for aggregate consideration of approximately $70 million. During the third quarter of 1998, the Company sold the license assets for a sales price of $2 million.

Montecito Acquisition. In February 1998, the Company entered into an agreement to acquire all of the capital stock of Montecito Broadcasting Corporation ("Montecito") for approximately $33 million (the "Montecito Acquisition"). Montecito owns all of the issued and outstanding stock of Channel 33, Inc. which owns and operates KFBT-TV in Las Vegas, Nevada. Currently, the Company is a Guarantor of Montecito Indebtedness of approximately $33 million. The Company cannot acquire Montecito unless and until FCC rules permit SBG to own the broadcast license for more than one station in the Las Vegas market, or unless the Company no longer owns the broadcast license for KVWB-TV in Las Vegas. At any time the Company, at its option, may transfer the rights to acquire the stock of Montecito. In April 1998 the Company began programming KFBT-TV through an LMA upon expiration of the applicable HSR Act waiting period.

WSYX Acquisition. In April 1998, the Company exercised its option to acquire the non-license assets of WSYX-TV in Columbus, Ohio from River City Broadcasting, LP ("River City") for an option exercise price of $228 million. The Company entered into a local marketing agreement with River City whereby the Company has obtained the right to program and sell advertising on substantially all of the station's inventory of broadcast time. The Company's application for the transfer of the WSYX license has been granted by the Federal Communications Commission (the "FCC"). Upon the expiration of the applicable public notice period, the Company intends to exercise its option to acquire the license assets for an option exercise price of $2.0 million.

SFX Disposition. In May 1998, the Company completed the sale of three radio stations to SFX Broadcasting, Inc. for aggregate consideration of approximately $35 million ("the SFX Disposition"). The radio stations sold are located in the Nashville, Tennessee market. In connection with the disposition, the Company recognized a $5.2 million gain on the sale.

Lakeland Acquisition. In May 1998, the Company acquired 100% of the stock of Lakeland Group Television, Inc. ("Lakeland") for a net purchase price of approximately $49.6 million (the "Lakeland Acquisition"). In connection with the Lakeland Acquisition, the Company now owns television station KLGT-TV in Minneapolis/St. Paul, Minnesota.

Entercom Disposition. In June 1998, the Company completed the sale of seven radio stations acquired in the Heritage acquisition. The seven stations are located in the Portland, Oregon and Rochester, New York markets and were sold for aggregate consideration of approximately $126.5 million. .

10.   INTEREST RATE DERIVATIVE AGREEMENTS:

At June 30, 1998, the Company had several interest rate hedging agreements relating to its outstanding indebtedness. The hedging agreements protect the Company against rising interest rates, offering protection at levels ranging from 5.48% to 9.00%. The notional amounts related to these agreements were $1.4 billion at June 30, 1998, and decrease to $200 million through the expiration dates. The Company has no intentions of terminating these instruments prior to their expiration dates unless it were to prepay a portion of its bank debt.

The floating interest rates are based upon the three month London Interbank Offered Rate (LIBOR) rate, and the measurement and settlement is performed quarterly. Settlements of these agreements are recorded as adjustments to interest expense in the relevant periods. The Company estimates the aggregate cost to retire these instruments at June 30, 1998 to be $575 thousand.

During 1998, FASB issued SFAS 133 "Accounting for Derivative Instruments and for Hedging Activities" ("FAS 133"). FAS 133 establishes accounting and reporting standards for derivative investments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. FAS 133 is effective for the Company beginning January 1, 2000. The Company is evaluating its eventual impact on its financial statements.

11.  SUBSEQUENT EVENTS:

Sullivan Acquisition. In July 1998, the Company acquired 100% of the stock of Sullivan Broadcast Holdings, Inc. and Sullivan Broadcasting Company II, Inc. for a purchase price of approximately $1.0 billion (the "Sullivan Acquisition"). The Company financed the acquisition by utilizing indebtedness under the 1998 Bank Credit Agreement. In connection with the acquisition, the Company has acquired the right to program 12 additional television stations in 10 separate markets. In a subsequent closing, which is expected to occur in the third quarter of 1998, the Company will acquire the stock of a company that owns the license assets of six of the stations. In addition, the Company expects to enter into new LMA agreements with respect to 4 of the stations and will continue to program 2 of the television stations pursuant to existing LMA agreements.

Max Media Acquisition. In July 1998, the Company directly or indirectly acquired all of the equity interests of Max Media Properties LLC, for $252 million (the "Max Media Acquisition"). The Company financed the acquisition by utilizing existing cash balances and indebtedness under the 1998 Bank Credit Agreement. In connection with the acquisition, the Company now owns or provides programming services to nine additional television stations in six separate markets and eight radio stations in two separate markets.

Centennial Disposition. In July 1998, the Company completed the sale of the assets of radio stations WRNO-FM, KMEZ-FM and WBYU-AM in New Orleans, Louisiana to Centennial Broadcasting for $16 million in cash. The Company acquired KMEZ-FM in connection with the River City Acquisition in May of 1996 and acquired WRNO-FM and WBYU-AM in New Orleans from Heritage Media Group, Inc. ("Heritage") in July 1998. The Company was required to divest WRNO-FM, KMEZ-FM and WBYU-AM to meet certain regulatory ownership guidelines.

Petracom Disposition. In July 1998, the Company entered into an agreement to sell to Petracom Media, Inc. the radio stations WGH-AM, WGH-FM and WFOG-FM in the Norfolk, Virginia market for approximately $23 million in cash (the "Petracom Acquisition"). Due to FCC restrictions, the Company was required to have in place an agreement to divest of certain of the radio stations it owns in the Norfolk, Virginia market prior to or simultaneously with the Max Media acquisition. The Petracom transaction is expected to occur in the fourth quarter of 1998.

Greenville Acquisition. In July 1998, the Company acquired three radio stations in the Greenville/Spartansburg market from Keymarket Radio of South Carolina, Inc. for a purchase price consideration involving the forgiveness of approximately $8.0 million of indebtedness to Sinclair. Concurrently with the acquisition, the Company acquired an additional two radio stations in the same market from Spartan Broadcasting for a purchase price of approximately $5.2 million.

Radio Unica Disposition. In July 1998, the Company completed the sale of KBLA-AM in Los Angeles, California to Radio Unica, Corp. for approximately $21 million in cash.

Buffalo Acquisition. In August 1998, the Company entered into an agreement with Western New York Public Broadcasting Association to acquire the television station WNEQ in Buffalo, NY for a purchase price of $33 million in cash (the "Buffalo Acquisition"). The Company expects to close the sale upon FCC approval and the termination of the applicable waiting period under the HSR Act. In addition, the sale is contingent upon FCC de-reservation of the station for commercial use.

Albany Acquisition. In August 1998, the Company entered into an agreement with WMHT Educational Telecommunications to acquire the television station WMHQ in Albany, NY for a purchase price of $23 million in cash (the "Albany
Acquisition"). The Company expects to close the sale upon FCC approval and termination of the applicable waiting period under the HSR Act.

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

The matters discussed below include forward-looking statements. Such statements are subject to a number of risks and uncertainties, such as the impact of changes in national and regional economies, successful integration of acquired television and radio stations (including achievement of synergies and cost reductions), pricing fluctuations in local and national advertising, availability of capital and volatility in programming costs. Additional risk factors regarding the Company are set forth in the Company's prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b) on April 19, 1998.

The following table sets forth certain operating data for the three months and six months ended June 30, 1997 and 1998:

OPERATING DATA (dollars in thousands, except per share data):

                                                          THREE MONTHS                         SIX MONTHS
                                                         ENDED JUNE 30,                      ENDED JUNE 30,
                                                     1997              1998             1997              1998
                                                     ----              ----             ----              ----
Net broadcast revenues (a)..................          $120,792          $153,634          $219,701         $266,265
Barter revenues.............................            10,555            13,892            19,870           25,099
                                               ---------------   ---------------   ---------------  ---------------
Total revenues..............................           131,347           167,526           239,571          291,364
                                               ---------------   ---------------   ---------------  ---------------
Operating costs (b).........................            50,646            62,279           98,394           115,776
Expenses from Barter Arrangements...........             8,859            11,685           16,303            20,962
Depreciation, amortization and stock-based
   Compensation (c).........................            36,066            39,966           76,883            77,351
                                               ---------------   ---------------   -------------    ---------------
Broadcast operating income..................            35,776            53,596           47,991            77,275
Interest expense............................           (24,928)          (27,530)         (51,993)          (54,901)
Subsidiary trust minority interest expense (d)          (5,813)           (5,813)          (7,007)          (11,625)
Interest and other income...................               557             1,896            1,087             3,321
Net gain on sale of assets..................                 -             5,238                -             5,238
                                               ---------------   ---------------   ---------------  ---------------
Net income (loss) before income taxes.......             5,592            27,387          (9,922)            19,308
Income tax (provision) benefit..............            (3,800)          (17,200)          4,100            (12,400)
                                               ---------------   --------------    ---------------  ---------------
Net income before extraordinary item........             1,792            10,187           (5,822)            6,908
Extraordinary item..........................                 -           (11,063)              -             (11,063)
                                               ---------------   ---------------   ---------------  ---------------
Net income (loss)...........................           $ 1,792           $  (876)       $  (5,822)         $ (4,155)
                                               ===============           =======   ===============  ===============
BROADCAST CASH FLOW (BCF) DATA:
       Television BCF (e)...................          $ 56,832          $ 71,879        $  98,032          $117,666
       Radio BCF (e)........................             5,984            10,894            7,568            15,480
                                               ---------------   ---------------   ---------------  ---------------
       Consolidated BCF (e).................          $ 62,816          $ 82,773        $ 105,600         $ 133,146
                                               ===============          ========   ===============       =========
       Television BCF margin (f)............              54.5%             56.0%            51.2%             52.1%
       Radio BCF margin (f).................              36.3%             43.2%            26.7%             38.2%
       Consolidated BCF margin (f)..........              52.0%             53.9%            48.1%             50.0%

OTHER DATA:
       Adjusted EBITDA (g)..................          $ 59,315          $  78,394        $  98,615         $ 124,161
       Adjusted EBITDA margin (f)...........              49.1%              51.0%            44.9%             46.6%
       After tax cash flow (h)..............          $ 25,486          $  42,496        $  32,737         $  52,703
       Program contract payments............          $ 12,527          $  15,168        $  26,259         $  30,465
       Corporate expense....................          $  3,501          $   4,379        $   6,985         $   8,985
       Capital expenditures.................          $  6,042          $   4,888        $   8,286         $   8,299
       Cash flows from operating activities.          $ 14,163          $  25,151        $  42,483         $  67,503
       Cash flows from investing activities.          $(98,527)         $(124,156)       $(112,429)        $(648,328)
       Cash flows from financing activities.          $ 50,399          $412,283         $  70,345         $ 761,631
---------------------------------------------- ----------------- ----------------- ---------------- -----------------

a) "Net broadcast revenue" is defined as broadcast revenue net of agency commissions.

b) "Operating costs" include program and production expenses and selling, general and administrative expenses.

c) "Depreciation, amortization and stock-based compensation" includes amortization of program contract costs and net realizable value adjustments, depreciation and amortization of property and equipment, amortization of acquired intangible broadcasting assets and other assets and stock-based compensation related to the issuance of common stock pursuant to stock option and other employee benefit plans.

d) Subsidiary trust minority interest expense represents distributions on the HYTOPS.

e)   "Broadcast  cash  flow" is  defined  as  broadcast  operating  income  plus corporate expenses, depreciation and amortization (including film amortization and amortization of deferred compensation), less cash payments for program rights. Cash program payments represent cash payments made for current programs payable and do not necessarily correspond to program usage. The Company has presented broadcast cash flow data, which the Company believes is comparable to the data provided by other companies in the industry, because such data are commonly used as a measure of performance for broadcast companies; however, there can be no assurance that it is comparable. However, broadcast cash flow does not purport to represent cash provided by operating activities as reflected in the Company's consolidated statements of cash flows, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. Management believes the presentation of broadcast cash flow
     (BCF) is relevant and useful because 1) BCF is a measurement utilized by lenders to measure the Company's ability to service its debt, 2) BCF is a measurement utilized by industry analysts to determine a private market value of the Company's television and radio stations and 3) BCF is a measurement industry analysts utilize when determining the operating performance of the Company.

f) "BCF margin" is defined as broadcast cash flow divided by net broadcast revenues. "Adjust EBITDA margin" is defined as adjusted EBITDA divided by net broadcast revenues.

g) "Adjusted EBITDA" is defined as broadcast cash flow less corporate expenses and is a commonly used measure of performance for broadcast companies. The Company has presented Adjusted EBITDA data, which the Company believes is comparable to the data provided by other companies in the industry, because such data are commonly used as a measure of performance for broadcast companies; however, there can be no assurances that it is comparable. Adjusted EBITDA does not purport to represent cash provided by operating activities as reflected in the Company's consolidated statements of cash flows, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. Management believes the presentation of Adjusted EBITDA is relevant and useful because 1) Adjusted EBITDA is a measurement utilized by lenders to measure the Company's ability to service its debt, 2) Adjusted EBITDA is a measurement utilized by industry analysts to determine a private market value of the Company's television and radio stations and 3) Adjusted EBITDA is a measurement industry analysts utilize when determining the operating performance of the Company.

h) "After tax cash flow" is defined as net income (loss) available to common shareholders, plus extraordinary items (before the effect of related tax benefits) plus depreciation and amortization (excluding film amortization), stock-based compensation, the deferred tax provision (or minus the deferred tax benefit) and minus the gain on sale of assets. The Company has presented after tax cash flow data, which the Company believes is comparable to the data provided by other companies in the industry, because such data are commonly used as a measure of performance for broadcast companies; however, there can be no assurances that it is comparable. After tax cash flow is presented here not as a measure of operating results and does not purport to represent cash provided by operating activities. After tax cash flow should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. Management believes the presentation of after tax cash flow is relevant and useful because 1) ATCF is a measurement utilized by lenders to measure the Company's ability to service its debt, 2) ATCF is a measurement utilized by industry analysts to determine a private market value of the Company's television and radio stations and 3) ATCF is a measurement analysts utilize when determining the operating performance of the Company.

Net broadcast revenues increased to $153.6 million for the three months ended June 30, 1998 from $120.8 million for the three months ended June 30, 1997, or 27.2%. Net broadcast revenues increased to $266.3 million for the six months ended June 30, 1998 from $219.7 million for the six months ended June 30, 1997 or 21.2%. The increase in net broadcast revenues for the three months ended June 30, 1998 was comprised of $28.0 million related to the businesses acquired or disposed of by the Company in 1998 or operated for a partial period during 1997 (the "1997 and 1998 Transactions") and $4.8 million related to an increase in net broadcast revenue on a same station basis, which increased by 4.0%. The increase in net broadcast revenues for the six months ended June 30, 1998 was comprised of $37.3 million related to the 1997 and 1998

Transactions and $9.3 million related to an increase in net broadcast revenues on a same station basis, which increased by 4.3%.

Operating costs increased to $62.3 million for the three months ended June 30, 1998 from $50.6 million for the three months ended June 30, 1997, or 23.1%. Operating costs increased to $115.8 million for the six months ended June 30, 1998, from $98.4 million for the six months ended June 30, 1997, or 17.7%. The increase in operating costs for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997 was comprised of $10.7 million related to the 1997 and 1998 Transactions, $0.9 million related to an increase in corporate overhead expenses, and $0.1 million related to an increase in operating costs on a same station basis, which increased 0.2%. The increase in operating costs for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997 was comprised of $14.0 million related to the 1997 and 1998 Transactions, $2.0 million related to an increase in corporate overhead expenses and $1.4 million related to an increase in operating costs on a same station basis, which increased 1.6%. The increase in corporate expenses for the three and six months ended June 30, 1998 primarily resulted from an increase in legal fees and an increase in salary costs relating to managing a larger base of operations.

Interest expense increased to $27.5 million for the three months ended June 30, 1998 from $24.9 million for the three months ended June 30, 1997, or 10.4%. Interest expense increased to $54.9 million for the six months ended June 30, 1998 from $52.0 million for the six months ended June 30, 1997, or 5.6%. The increase in interest expense for the three months and six months ended June 30, 1998 primarily related to indebtedness incurred by the Company to finance acquisitions and LMA transactions consummated by the Company during 1998 (the "1998 Acquisitions"). Subsidiary Trust Minority Interest Expense of $5.8 million for the three months ended June 30, 1998 and $11.6 million for the six months ended June 30, 1998 is related to the private placement of $200 million aggregate liquidation rate of 115/8% High Yield Trust Offered Preferred Securities (the "HYTOPS") completed March 12, 1997. The increase in Subsidiary Trust Minority Interest Expense for the six month period ended June 30, 1998 as compared to the six month period ended June 30, 1997 related to the HYTOPS being outstanding for a partial period during 1997.

Interest and other income increased to $1.9 million for the three months ended June 30, 1998 from $0.6 million for the three months ended June 30, 1997. Interest and other income increased to $3.3 million for the six months ended June 30, 1998 from $1.1 million for the six months ended June 30, 1997. These increases were primarily due to higher average cash balances and related interest income for the six month period ended June 30, 1998.

Income tax provision increased to $17.2 million for the three months ended June 30, 1998 from $3.8 million for the three months ended June 30, 1997. Income tax provision increased to $12.4 million for the six months ended June 30, 1998 from a benefit of $4.1 million for the six months ended June 30, 1997. The increase in income tax provision for the three months and the six months ended June 30, 1998 as compared to the three months and the six months ended June 30, 1997 primarily related to the increase in pre-tax income before extraordinary items. The Company's effective tax rate increased to a provision of 64.2% for the six months ended June 30, 1998 from a benefit of 41.3% for the six months ended June 30, 1997. The Company's effective tax rate increased for the six months ended June 30, 1998 as compared the six months ended June 30, 1997 because permanent differences between book and tax income are a higher percentage of pre-tax income for the six month period ended June 30, 1998 than for the prior year period.

The net deferred tax liability increased to $35.7 million as of June 30, 1998 from $21.5 million as of December 31, 1997. The increase in the Company's net deferred tax liability as of June 30, 1998 as compared to December 31, 1997 primarily resulted from the Company recording a net deferred tax liability related to the purchase of 100% of the stock of Lakeland Group Television, Inc. during the second quarter of 1998.

During the three month period ended June 30, 1998, the Company recorded an extraordinary loss related to an early extinguishment of debt. In May 1998, the Company entered into the 1998 Bank Credit Agreement and repaid its outstanding indebtedness under the 1997 Bank Credit Agreement. As a result of entering into the 1998 Bank Credit Agreement, the Company recognized an extraordinary loss of $11.1 million net of a tax benefit of $7.4 million. This extraordinary loss represents the write-off of debt acquisition costs associated with indebtedness replaced by the new facility.

Net loss for the three months ended June 30, 1998 was $0.9 million or $.04 per share compared to net income of $1.8 million or $.03 per share for the three months ended June 30, 1997. Net loss for the six months ended June 30, 1998 was $4.2 million or $.10 per share compared to net loss of $5.8 million or $.08 per share. Net loss decreased for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997 due to an increase in broadcast operating income, a gain on the sale of broadcast assets, an increase in interest and other income, offset by an increase in interest expense, an increase in subsidiary trust minority interest expense and the recognition of an extraordinary loss. The change from net income for the three months ended June 30, 1997 to a net loss for the 1998 period was the result of the same factors noted above with the exception of subsidiary trust minority interest expense, which remained consistent for the periods.

Broadcast cash flow increased to $82.8 million for the three months ended June 30, 1998 from $62.8 million for the three months ended June 30, 1997, or 31.8%. Broadcast cash flow increased to $133.1 million for the six months ended June 30, 1998 from $105.6 million for the six months ended June 30, 1997, or 26.0%. The increase in broadcast cash flow for the three months ended June 30, 1998 was comprised of $17.1 million related to the 1997 and 1998 Transactions and $2.9 million related to an increase in broadcast cash flow on a same station basis, which increased by 4.6%. The increase in broadcast cash flow for the six months ended June 30, 1998 was comprised of $22.6 million related to the 1997 and 1998 Transactions and $4.9 million related to an increase in broadcast cash flow on a same station basis, which increased by 4.6%.

The Company's broadcast cash flow margin increased to 53.9% for the three months ended June 30, 1998 from 52.0% for the three months ended June 30, 1997. The Company's broadcast cash flow margin increased to 50.0% for the six months ended June 30, 1998 from 48.1% for the six months ended June 30, 1997. The increases in broadcast cash flow margins for the three and six months ended June 30, 1998 as compared to the three and six months ended June 30, 1997 primarily resulted from a lag in program contract payments for certain of the television broadcasting assets acquired during 1998, an increase in radio station broadcast cash flow margins and an increase in broadcast cash flow margins on a same station basis. When comparing broadcast cash flow margins on a same station basis for the three months ended June 30, 1997 and 1998 and the six months ended June

30, 1997 and 1998, margins increased from 52.4% to 52.6% and from 48.5% to 48.6%, respectively.

Adjusted EBITDA increased to $78.4 million for the three months ended June 30, 1998 from $59.3 million for the three months ended June 30, 1997, or 32.2%. Adjusted EBITDA increased to $124.2 million for the six months ended June 30, 1998 from $98.6 million for the six months ended June 30, 1997, or 26.0%. These increases in Adjusted EBITDA for the three and six months ended June 30, 1998 as compared to the three and six months ended June 30, 1997 resulted from the 1998 Acquisitions. The Company's Adjusted EBITDA margin increased to 51.0% for the three months ended June 30, 1998 from 49.1% for the three months ended June 30, 1997. The Company's Adjusted EBITDA margin increased to 46.6% for the six months ended June 30, 1998 from 44.9% for the six months ended June 30, 1997. Increases in Adjusted EBITDA margins for the three and six months ended June 30, 1998 as compared to the three and six months ended June 30, 1997 primarily resulted from the same circumstances affecting broadcast cash flow margin as noted above.

After tax cash flow increased to $42.5 million for the three months ended June 30, 1998 from $25.5 million for the three months ended June 30, 1997, or 66.7%. After tax cash flow increased to $52.7 million for the six months ended June 30, 1998 from $32.7 million for the six months ended June 30, 1997 or 61.2%. The increase in after tax cash flow for the three and six months ended June 30, 1998 as compared to the three and six months ended June 30, 1997 primarily resulted from an increase in broadcast operating income relating to the 1997 and 1998 Transactions and internal growth, offset by an increase in interest expense and subsidiary trust minority interest expense related to the HYTOPS.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1998, the Company had $320.1 million in cash balances and excluding the effect of assets held for sale, working capital of approximately $342.0 million. The Company's increase in cash to $320.1 million at June 30, 1998 from $139.3 million at December 31, 1997 primarily resulted from the Common Stock Offering in April 1998. After giving effect for the Sullivan Acquisition and Max Media Acquisition and certain other acquisitions and dispositions discussed below, the Company had total outstanding indebtedness of $2.4 billion as of August 10, 1998 and cash balances of approximately $5.3 million. In addition as of August 10, 1998, the Company had approximately $272.6 million available of current borrowing capacity under the 1998 Bank Credit Agreement. An additional $191.0 million is available to the Company under its Revolving Credit Facility to the extent acquisitions provide incremental EBITDA. The 1998 Bank Credit Agreement also provides for an incremental term loan commitment in the amount of up to $400 million which can be utilized upon approval by the Agent bank and the raising of sufficient commitments from banks to fund the additional loans. The Company's primary source of liquidity is cash provided by operations and availability under the Bank Credit Agreement. The Company anticipates that funds from operations, existing cash balances and availability of the Revolving Credit Facility under the 1998 Bank Credit Agreement will be sufficient to meet its working capital, capital expenditure commitments, debt service requirements and current acquisition commitments.

Net cash flows from operating activities increased to $67.5 million for the six months ended June 30, 1998 from $42.5 million for the six months ended June 30, 1997 primarily as a result of the 1997 and 1998 Transactions. The Company made payments of interest on outstanding indebtedness and subsidiary trust minority interest expense totaling $80.4 million during the six months ended June 30, 1998 as compared to $61.7 million for the six months ended June 30, 1997. Program rights payments increased to $30.5 million for the six months ended June 30, 1998 from $26.3 million for the six months ended June 30, 1997 or 16.0%. This increase in program rights payments was comprised of $1.1 million related to the 1997 and 1998 Transactions and $3.1 million related to an increase in programming costs on a same station basis.

Net cash flows used in investing activities increased to $648.3 million for the six months ended June 30, 1998 from $112.4 million for the six months ended June 30, 1997. For the six months ended June 30, 1998, the Company made cash payments of approximately $762.4 million related to the acquisition of television and radio broadcast assets. These payments included $228.5 million related to the WSYX Acquisition, $49.7 million related to the Lakeland Acquisition and $484.2 million related to the Heritage Acquisition. For the six months ended June 30, 1998, the Company received approximately $233.9 of cash proceeds related to the sale of certain television and radio broadcast assets. These cash proceeds included $126.5 million related to the Entercom Disposition, $70.0 million related to the STC Disposition, $35.0 million related to the SFX Disposition and $2.4 million related to the sale of other broadcast assets. For the six months ended June 30, 1998, the Company made cash payments related to the Sullivan Acquisition (completed in July 1998) of $106.8 million and made cash payments of $5.7 million for deposits and other costs related to other future acquisitions. In July 1998, the Company completed the Sullivan Acquisition, the Max Media Acquisition, the Greenville Acquisition and the acquisition of the Heritage radio stations in the New Orleans market for cash payments totaling $1.2 billion. The Company funded these acquisitions with existing cash balances and indebtedness under the 1998 Bank Credit Agreement. In July 1998, the Company completed the Centennial Disposition and the Radio Unica Disposition and received cash proceeds of $16.0 million and $21.0 million, respectively. These proceeds were used to repay indebtedness under the 1998 Bank Credit Agreement. The Company made payments for property and equipment of $8.3 million for the six months ended June 30, 1998. The Company anticipates that future requirements for capital expenditures will include other acquisitions if suitable acquisitions can be identified on acceptable terms.

Net cash flows provided by financing activities increased to $761.6 million for the six months ended June 30, 1998 from $70.3 million for the six months ended June 30, 1997. In April 1998, the Company and certain Series B Preferred stockholders of the Company completed a public offering of 12,000,000 and 4,060,374 shares, respectively of Class A Common Stock. The shares were sold for an offering price of $29.125 per share and generated proceeds to the Company of $335.2 million, net of underwriters' discount and other offering costs of approximately $14.3 million. The Company utilized proceeds to repay indebtedness under the 1997 Bank Credit Agreement. In May 1998, the Company entered into the 1998 Bank Credit Agreement (described in detail in Item 5 below) in order to expand its borrowing capacity for future acquisitions and obtain more favorable terms with its banks. A portion of the proceeds of the initial borrowing under the 1998 Bank Credit Agreement was used to repay all outstanding indebtedness related to the 1997 Bank Credit Agreement.

YEAR 2000 COMPLIANCE

The Company has commenced a process to assure Year 2000 compliance of all hardware, software, broadcast equipment and ancillary equipment that are date dependent. The process involves four phases:

Phase I - Inventory and Data Collection. This phase involves an identification of all items that are date dependent. Sinclair commenced this phase in the second quarter of 1998, and expects to finish it before the end of the third quarter of 1998.

Phase II - Compliance Requests. This phase involves requests to information technology systems vendors for verification that the systems identified in Phase I are Year 2000 compliant. Sinclair will identify and begin to replace items that cannot be updated or certified as compliant. Sinclair has commenced this phase and expects to complete this phase before the end of the third quarter of 1998. To date, Sinclair has verified that its accounting, traffic, payroll, and local and wide area network hardware and software systems are compliant. In addition, Sinclair has determined that substantially all of its personal computers and PC applications are compliant. Sinclair is currently reviewing its newsroom systems, building control systems, security systems and other miscellaneous systems.

Phase III - Test, Fix and Verify. This phase involves testing all items that are date dependent and upgrading all non-compliant devices. Sinclair expects to complete this phase during the first quarter of 1999.

Phase IV - Final Testing, New Item Compliance. This phase involves review of all inventories for compliance and retesting as necessary. During this phase, all new equipment will be tested for compliance. Sinclair expects to complete this phase by the end of the second quarter of 1999.

To date, Sinclair believes that its major systems are Year 2000 compliant. This substantial compliance has been achieved without the need to acquire new hardware, software or systems other than in the ordinary course of replacing such systems. Sinclair is not aware of any non-compliance that would be material to repair or replace or that would have a material effect on Sinclair's business if compliance were not achieved. Sinclair does not believe that non-compliance in any systems that have not yet been reviewed would result in material costs or disruption. Neither is Sinclair aware of any non-compliance by its customers or suppliers that would have a material impact on Sinclair's business. Nevertheless, there can be no assurance that unanticipated non-compliance will not occur, and such non-compliance could require material costs to repair or could cause material disruptions if not repaired.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On July 14, 1997, Sinclair publicly announced that it had reached an agreement for certain of its owned and/or programmed television stations which were affiliated with UPN to become affiliated with WB beginning January 16, 1998. On August 1, 1997, UPN informed Sinclair that it did not believe Sinclair or its affiliates had provided proper notice of their intention not to extend the UPN affiliation agreements beyond January 15, 1998, and, accordingly, that these agreements had been automatically renewed through January 15, 2001.

In August 1997, UPN filed an action (the "California Action") in Los Angeles Superior Court against Sinclair, seeking declaratory relief and specific performance or, in the alternative, unspecified damages and alleging that neither Sinclair nor its affiliates provided proper notice of their intention not to extend the current UPN affiliations beyond January 15, 1998. Certain subsidiaries of Sinclair filed an action (the "Baltimore Action") in the Circuit Court for Baltimore City seeking declaratory relief that their notice was effective to terminate the affiliations on January 15, 1998. On December 9, 1997, the court in the Baltimore Action ruled that Sinclair gave timely and proper notice to effectively terminate the affiliation as of January 15, 1998 and granted Sinclair's motion for summary judgement. Based on the decision in the Baltimore Action, the court in the Los Angeles Superior Court has stayed all proceedings in the California Action. Following an appeal by UPN, the court of Special Appeals of Maryland upheld the ruling in the Baltimore Action and the Maryland Court of Appeals has declined to review the rulings. UPN therefore has no further recourse in the Baltimore Action. UPN has taken no action to lift the stay in the California Action, and Sinclair does not believe it is likely that any further proceedings will be held in the California Action.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OS SECURITY HOLDERS

The Annual Meeting of stockholders of Sinclair Broadcast Group, Inc. was held on May 11, 1998. At the meeting, five items, as set forth in the Company's proxy statement dated April 10, 1998, were submitted to the stockholders for a vote:
1) the stockholders elected, for one-year terms, all persons nominated for directors as set forth in the Company's proxy statement dated April 10, 1998; 2) the stockholders voted to amend the Company's Amended and Restated Charter to increase: a) the number of shares of the Company's Class A common stock, $.01 par value per share, authorized for issuance by 400,000,000 to 500,000,000; b) the number of shares of the Company's Class B common stock, par value $.01 per share, authorized for issuance by 105,000,000 to 140,000,000 shares; and, c) the number of shares of Preferred Stock authorized for issuance by 40,000,000 to 50,000,000 shares; 3) the stockholders voted to amend the Company's Amended and Restated Charter to increase the maximum size of the board of directors from nine to 13; 4) the stockholders voted to increase the number of shares that may be issued pursuant to options granted under the 1996 Long-Term Incentive Plan of Sinclair (the "1996 LTIP") by 4,926,327 to 7,000,000 and 5) the stockholders voted to ratify the selection of Arthur Andersen LLP as the Company's independent public accountants for the fiscal year 1998 audit. Approximately 88% of the eligible proxies were returned for voting. The table below sets forth the results of the voting at the Annual Meeting:

                                                                Against or                        Broker
                                               For               Withheld    Abstentions         Non-votes
                                               ---               --------    -----------         ---------
(1) Election of Directors
    David D. Smith                           249,196,344           10,489           -                  -
    Frederick G. Smith                       249,196,344           10,489           -                  -
    J. Duncan Smith                          249,285,044            1,789           -                  -
    Robert E. Smith                          249,196,344           10,489           -                  -
    Basil A. Thomas                          249,195,769           11,066           -                  -
    Lawrence E. McCanna                      249,202,924            3,909           -                  -

(2) Charter amendment to increase
    authorized Class A Common
    Stock                                    246,193,952        1,877,867             59,596           -

(3) Charter amendment to increase
    authorized Class B Common
    Stock                                    247,497,858        1,649,428             59,547           -

(4) Charter amendment to increase
    authorized Series B Preferred
    Shares                                   240,657,077        6,277,359             60,156     2,218,241

(5) Charter amendment to increase
    number of directors                      248,849,631          345,202             12,000           -

(6) Amendment to 1996 LTIP                   243,321,777        3,601,457             65,358     2,218,241

(7) Appointment of
    Independent Accountants                  249,184,569           10,569             11,695           -


ITEM 5. OTHER

1998 BANK CREDIT AGREEMENT

On May 28, 1998, the Company entered into the 1998 Bank Credit Agreement with The Chase Manhattan Bank, as Agent. The terms of the 1998 Bank Credit Agreement are summarized below. The summary set forth below does not purport to be complete and is qualified in its entirety by reference to the provisions of the 1998 Bank Credit Agreement. A copy of the 1998 Bank Credit Agreement has been filed as an exhibit to this report on Form 10-Q.

The Company entered into the 1998 Bank Credit Agreement with The Chase Manhattan Bank as Agent, and certain lenders (collectively, the "Banks"). The 1998 Bank Credit Agreement is comprised of (i) a $1.0 billion Revolving Credit Facility and (ii) a $750 million Term Loan (the "Term Loan"). An additional term loan in the amount of $400 million (the "Incremental Facility") is available to the Company under the 1998 Bank Credit Agreement. As of the date hereof, the Company has borrowed no funds with respect to this incremental facility. Beginning March 31, 2001, the commitment under the Revolving Credit Facility is subject to mandatory quarterly reductions to the following percentages of the initial amount: 85% at December 31, 2001, 70% at December 31, 2002, 55% at December 31, 2003, 40% at December
31, 2004 and 0% at September 15, 2005. The Term Loan is required to be repaid by the Company in equal quarterly installments beginning on March 31, 1999 with the quarterly payments escalating annually through the final maturity date of September 15, 2005.

The Company is entitled to prepay the outstanding amounts under the Revolving Credit Facility and the Term Loan subject to certain prepayment conditions and certain notice provisions at any time and from time to time. Partial prepayments of the Term Loan are applied in the inverse order of maturity to the outstanding loans on a pro rata basis. Prepaid amounts of the Term Loan may not be reborrowed. In addition, the Company is required to pay an amount equal to (i) 100% of the net proceeds from the sale of assets (other than in the ordinary course of business) not used within 270 days unless the Company has entered into a binding contract within 180 days of disposition and notified the Agent of its intent to use net proceeds to finance an acquisition, then 360 days from date of disposition; (ii) insurance recoveries and condemnation proceeds not used for permitted uses within 270 days; (iii) 80% of net Equity Issuance (as defined in the Bank Credit Agreement), net of prior approved uses and certain other exclusions not used within 270 days unless the Company has a contract to reinvest the proceeds within 90 days of the 270 days; and (iv) 50% of Excess Cash Flow so long as Total Debt/Adjusted EBITDA (each as defined in the Bank Credit Agreement) is greater than or equal to 5.0x, to the Banks for application first to prepay the Term Loan, pro rata in inverse order of maturity, and then to prepay outstanding amounts under the Revolving Credit Facility with a corresponding reduction in commitment.

In addition to the Revolving Credit Facility and the Term Loan, the 1998 Bank Credit Agreement provides that the Banks may, but are not obligated to, loan the Company up to an additional $400 million at any time prior to December 31, 2000 pursuant to the Incremental Facility. The additional loans must be agreed to by the Agent and a majority of the Banks and funded by a group of existing or new banks. The Incremental Facility would be available to fund future acquisitions and would be repayable in equal quarterly installments beginning March 31, 2001, with the quarterly payment escalating annually through the final maturity date of June 30, 2006.

The Company's obligations under the 1998 Bank Credit Agreement are secured by a pledge of substantially all of the Company's stock in all of the Company's subsidiaries other than KDSM, Inc., KDSM Licensee, Inc., Sinclair Capital and Cresap Enterprises, Inc. The subsidiaries of the Company (other than KDSM, Inc., KDSM Licensee, Inc., Cresap Enterprises, Inc. and Sinclair Capital) have guaranteed the obligations of the Company.

Interest on amounts drawn under the 1998 Bank Credit Agreement is, at the option of the Company, equal to (i) the London Interbank Offered Rate ("LIBOR") plus a margin of .50% to 1.875% for the Revolving Credit Facility and 2.75% for the Term Loan, or (ii) the Base Rate, which equals the higher of the Federal Funds Rate plus 1/2 of 1% or the Prime Rate of Chase, plus a margin of zero to .625% for the Revolving Credit Facility and the Term Loan. The spread over

LIBOR or the Base Rate depends on the ratio of the Company's total indebtedness to EBITDA. The Company must maintain interest rate hedging arrangements or instruments for at least 60% of the outstanding principal amount of the facilities and the senior subordinated notes until May 28, 2000.

The 1998 Bank Credit Agreement contains a number of covenants which restrict the operations of the Company and its subsidiaries, including the ability to: (i) merge, consolidate, acquire or sell assets; (ii) create additional indebtedness or liens; (iii) pay dividends on the Parent Preferred; (iv) enter into certain arrangements with or investments in affiliates; and (v) change the business or ownership of the Company. The Company and its subsidiaries are also prohibited under the 1998 Bank Credit Agreement from incurring obligations relating to the acquisition of programming if, as a result of such acquisition, the cash payments on such programming exceed specified amounts set forth in the Bank Credit Agreement.

In addition, the Company must comply with certain other financial convenants in the 1998 Bank Credit Agreement which include: (i) Fixed Charges Ratio (as defined in the Bank Credit Agreement) of no less than 1.05 to 1 at any time;
(ii) Interest Coverage Ratio (as defined in the Bank Credit Agreement) of no less than 1.75 to 1 from the Effective Date (as defined in the Bank Credit Agreement) to September 29, 1998, indebtedness to no less than 1.9 to 1 on December 31, 1998 and increasing each fiscal year to 2.20 to 1 from December 31, 2000 and thereafter; and (iii) a Senior Indebtedness Ratio (as defined in the Bank Credit Agreement) of no greater than 5.0x from the Effective Date declining to 4.0x by December 31, 2001 and at all times thereafter and (iv) a Total Indebtedness Ratio (as defined in the Bank Credit Agreement) of no greater than
7.0 to 1 from the Effective Date declining to 6.5 to 1 on December 31, 1998 and thereafter declining to 5.00 to 1 by December 31, 2001 and at all times thereafter.

DESCRETIONARY VOTING ON STOCKHOLDER PROPOSALS

Sinclair will be able to use proxies given to it for next year's Annual Meeting to vote for or against any proposal submitted by a stockholder at Sinclair's discretion unless the proposal is submitted to Sinclair on or before February 24, 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

EXHIBIT
NUMBER      DESCRIPTION
------      -----------

3.1 Amended and Restated Certificate of Incorporation, as amended through May 28, 1998.

10.1 Credit Agreement dated as of May 28, 1998 by and among Sinclair Broadcast Group, Inc., Certain Subsidiary Guarantors, Certain Lenders, The Chase Manhattan Bank as Administrative Agent, NationsBank of Texas, N.A. as Documentation Agent and Chase Securities Inc. as Arranger.

27       Financial Data Schedule


(B)   REPORTS ON FORM 8-K

The Company filed a current Report on Form 8-K/A dated April 8, 1998 reporting on items 5 and 7 with respect to the issuance and sale of 8,030,187 shares of Class A Common Stock of the Company.

The company filed a current Report on Form 8-K dated April 10, 1998 reporting on item 7 with respect to the issuance and sale of 8,030,187 shares of Class A Common Stock of the Company

The Company filed a current Report on Form 8-K dated April 14, 1998 reporting on items 5 and 7 with respect to the exercise of the Company's option to acquire the non-license assets of WSYX-TV from River City Broadcasting, LP.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized in the city of Baltimore, Maryland on the 14th day of August, 1998.

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