Form 10-Q
period 1998-09-25
SINCLAIR BROADCAST GROUP INC
filed 1998-11-13
CIK 912752

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 (Mark            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 One)
           [X]    SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended September 30, 1998

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
 (State or other jurisdiction of                      (I.R.S. Employer
 Incorporation or organization)                       Identification No.)

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

                                  Yes [X] No[ ]

As of November 9, 1998 there are 46,928,331 shares of Class A Common Stock, $.01 par value, 49,585,328 shares of Class B Common Stock, $.01 par value and 39,581 shares of Series B Preferred Stock, $.01 par value, convertible into 287,898 shares of Class A Common Stock, of the Registrant issued and outstanding.

In addition, 2,000,000 shares of $200 million aggregate liquidation value 115/8% High Yield Trust Offered Preferred Securities of Sinclair Capital, a subsidiary trust of Sinclair Broadcast Group, Inc. are issued and outstanding.

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES

                                    Form 10-Q
                    For the Quarter Ended September 30, 1998

                                TABLE OF CONTENTS

                                                                            Page

PART I. FINANCIAL INFORMATION

    Item 1.  Consolidated Financial Statements

     Consolidated Balance Sheets as of December 31, 1997 and
        September 30, 1998................................................     3

     Consolidated Statements of Operations for the Three Months and Nine
       Months Ended September 30, 1997 and 1998............................    4

     Consolidated Statement of Stockholders' Equity for the Nine Months
       Ended September 30, 1998............................................    5

     Consolidated Statements of Cash Flows for the Nine Months
       Ended September 30, 1997 and 1998..................................     6

     Notes to Unaudited Consolidated Financial Statements.................     7

    Item 2.  Management's Discussion and Analysis of
      Financial Condition and Results of Operations.......................    15

PART II.  OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K.............................    23

        Signature.........................................................    24

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                              DECEMBER 31,       SEPTEMBER 30,
                                         ASSETS                                                  1997               1998
                                                                                            ---------------    ----------------
CURRENT ASSETS:
    Cash and cash equivalents ............................................................     $   139,327       $     7,408
    Accounts receivable, net of allowance for doubtful accounts ..........................         123,018           153,094
    Current portion of program contract costs ............................................          46,876            66,930
    Prepaid expenses and other current assets ............................................           4,673            47,476
    Deferred barter costs ................................................................           3,727             6,882
    Refundable income taxes ..............................................................          10,581            10,581
    Broadcast assets held for sale .......................................................              --            34,242
    Deferred tax  asset ..................................................................           2,550             7,070
                                                                                               -----------       -----------
           Total current assets ..........................................................         330,752           333,683
PROGRAM CONTRACT COSTS, less current portion .............................................          40,609            61,599
LOANS TO OFFICERS AND AFFILIATES .........................................................          11,088            10,242
PROPERTY AND EQUIPMENT, net ..............................................................         161,714           285,422
OTHER ASSETS .............................................................................         168,095            46,930
ACQUIRED INTANGIBLE BROADCASTING ASSETS, net .............................................       1,321,976         3,109,953
                                                                                               -----------       -----------
    Total Assets .........................................................................     $ 2,034,234       $ 3,847,829
                                                                                               ===========       ===========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable .....................................................................     $     5,207       $    30,682
    Accrued liabilities ..................................................................          40,532           104,418
    Current portion of long-term liabilities-
        Notes payable and commercial bank financing ......................................          35,215            37,500
        Notes and capital leases payable to affiliates ...................................           3,073             3,481
        Program contracts payable ........................................................          66,404            92,522
    Deferred barter revenues .............................................................           4,273             6,873
                                                                                               -----------       -----------
                 Total current liabilities ...............................................         154,704           275,476
LONG-TERM LIABILITIES:
    Notes payable and commercial bank financing ..........................................       1,022,934         2,265,497
    Notes and capital leases payable to affiliates .......................................          19,500            20,417
    Program contracts payable ............................................................          62,408            95,254
    Deferred tax liability ...............................................................          24,092           127,242
    Other long-term liabilities ..........................................................           3,611            31,170
                                                                                               -----------       -----------
                Total liabilities ........................................................       1,287,249         2,815,056
                                                                                               -----------       -----------
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES ...........................................           3,697             3,643
                                                                                               -----------       -----------
COMPANY OBLIGATED MANDATORILY REDEEMABLE SECURITIES OF SUB-
  SIDIARY TRUST HOLDING SOLELY KDSM SENIOR DEBENTURES ....................................         200,000           200,000
                                                                                               -----------       -----------
COMMITMENTS AND CONTINGENCIES STOCKHOLDERS' EQUITY:
  Series B Preferred stock, $.01 par value, 10,000,000 shares authorized and 1,071,381
    and 39,581 shares issued and outstanding, respectively ...............................              10                --
  Series D Preferred stock, $.01 par value, 3,450,000 shares authorized, issued
    and outstanding ......................................................................              35                35
  Class A Common stock, $.01 par value, 100,000,000 and 500,000,000 shares authorized
    and 27,466,860 and 46,855,622 shares issued and outstanding, respectively ............             274               469
  Class B Common stock, $.01 par value, 70,000,000 and 140,000,000 shares authorized
    and 50,872,864 and 49,621,364 shares issued and outstanding ..........................             510               496
  Additional paid-in capital .............................................................         552,557           767,905
  Additional paid-in capital - equity put options ........................................          23,117           113,502
  Additional paid-in capital - deferred compensation .....................................            (954)           (6,924)
  Accumulated deficit ....................................................................         (32,261)          (46,353)
                                                                                               -----------       -----------
                Total stockholders' equity ...............................................         543,288           829,130
                                                                                               -----------       -----------
                Total Liabilities and Stockholders' Equity ...............................     $ 2,034,234       $ 3,847,829
                                                                                               ===========       ===========

The accompanying notes are an integral part of these unaudited consolidated statements.

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                 THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,                 SEPTEMBER 30,
                                                                                -----------------------      ---------------------
                                                                                  1997            1998         1997         1998
                                                                                 ------          ------       -----         -----
REVENUES:
    Station broadcast revenues, net of agency commissions ..................    $ 113,327     $ 184,945     $ 333,028     $ 451,210
    Revenues realized from station barter arrangements .....................       11,419        20,036        31,289        45,135
                                                                                ---------     ---------     ---------     ---------
           Total revenues ..................................................      124,746       204,981       364,317       496,345
                                                                                ---------     ---------     ---------     ---------
    Program and production .................................................       22,016        39,145        68,776        95,213
    Selling, general and administrative ....................................       27,003        45,296        78,637       105,004
    Expenses realized from station barter arrangements .....................        9,976        17,005        26,279        37,967
    Amortization of program contract costs and net
        realizable value adjustments .......................................       16,151        20,046        47,069        50,589
    Stock-based compensation ...............................................          117           956           350         2,327
    Depreciation and amortization of property and equipment ................        4,446         9,100        12,786        19,366
    Amortization of acquired intangible broadcasting assets,
        non-compete and consulting agreements and other assets .............       14,325        31,009        51,717        66,180
                                                                                ---------     ---------     ---------     ---------
           Total operating expenses ........................................       94,034       162,557       285,614       376,646
                                                                                ---------     ---------     ---------     ---------
           Broadcast operating income ......................................       30,712        42,424        78,703       119,699
                                                                                ---------     ---------     ---------     ---------
 OTHER INCOME (EXPENSE):
    Interest and amortization of debt discount expense .....................      (25,349)      (40,414)      (77,342)      (95,315)
    Subsidiary trust minority interest expense .............................       (5,813)       (5,813)      (12,820)      (17,438)
    Gain on sale of broadcast assets .......................................           --         6,798            --        12,036
    Unrealized loss on derivative instrument (see Note 11) .................           --       (10,150)           --       (10,150)
    Interest income ........................................................          292           896         1,332         4,113
    Other income (expense) .................................................          (11)          585            36           689
                                                                                ---------     ---------     ---------     ---------
           Income (loss) before income tax provision .......................         (169)       (5,674)      (10,091)       13,634
INCOME TAX (PROVISION) BENEFIT .............................................           70         3,500         4,170        (8,900)
                                                                                ---------     ---------     ---------     ---------
NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEM ................................          (99)       (2,174)       (5,921)        4,734
EXTRAORDINARY ITEM:
    Loss on early extinguishment of debt net of related income tax
        benefit of $7,370 ..................................................           --            --            --       (11,063)
                                                                                ---------     ---------     ---------     ---------
NET LOSS ...................................................................    $     (99)    $  (2,174)    $  (5,921)       (6,329)
                                                                                =========     =========     =========     =========
Net loss available to common stockholders ..................................    $    (274)    $  (4,762)    $  (6,096)      (14,092)
                                                                                =========     =========     =========     =========
Basic loss per share before extraordinary item .............................    $      --     $   (0.05)    $   (0.09)    $   (0.03)
                                                                                =========     =========     =========     =========
Basic loss per common share ................................................    $      --     $   (0.05)    $   (0.09)    $   (0.15)
                                                                                =========     =========     =========     =========
Basic weighted average common shares outstanding ...........................       70,050        97,734        69,736        93,582
                                                                                =========     =========     =========     =========

Diluted loss per share before extraordinary item ...........................    $      --     $   (0.05)    $   (0.09)    $   (0.03)
                                                                                =========     =========     =========     =========
Diluted loss per common share ..............................................    $      --     $   (0.05)    $   (0.09)    $   (0.15)
                                                                                =========     =========     =========     =========
Diluted weighted average common and common equivalent shares
   outstanding .............................................................       78,538        99,339        77,858        95,540
                                                                                =========     =========     =========     =========

The accompanying notes are an integral part of these unaudited consolidated statements.

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                 (IN THOUSANDS)

                                                                                                                 ADDITIONAL
                                                                                                                  PAID-IN
                                               SERIES B     SERIES D     CLASS A     CLASS B     ADDITIONAL      CAPITAL -
                                              PREFERRED    PREFERRED     COMMON      COMMON       PAID-IN         EQUITY PUT
                                                 STOCK        STOCK       STOCK       STOCK       CAPITAL         OPTIONS
                                             ----------    ----------   ---------    --------    ----------      ----------
BALANCE, December 31, 1997 as previously
  reported ................................  $      10     $      35    $     137     $     255     $ 552,949     $  23,117
 Two-for-one stock split ..................         --            --          137           255          (392)           --
                                             ---------     ---------    ---------     ---------     ---------     ---------
BALANCE, December 31, 1997 as adjusted ....         10            35          274           510       552,557        23,117
    Class B Common Stock converted
        into Class A Common Stock .........         --            --           14           (14)           --            --
    Series B Preferred Stock converted
        into Class A Common Stock .........        (10)           --           76            --           (66)           --
    Dividends payable on Series D
        Preferred Stock ...................         --            --           --            --            --            --
    Stock option grants ...................         --            --           --            --         7,196            --
    Stock option grants exercised .........         --            --           --            --         1,064            --
    Class A Common Stock shares issued
      pursuant to employee benefit
      plans ...............................         --            --           --            --         1,482            --
    Equity Put Options ....................         --            --           --            --       (90,385)       90,385
    Repurchase of 1,505,000 shares of
        Class A Common Stock ..............         --            --          (15)           --       (26,650)           --
    Equity Put Option Premiums ............         --            --           --            --       (12,408)           --
    Issuance of Class A Common Stock ......         --            --          120            --       335,115            --
    Amortization of deferred
        compensation ......................         --            --           --            --            --            --
    Net loss ..............................         --            --           --            --            --            --
                                             ---------     ---------    ---------     ---------     ---------     ---------
BALANCE, September 30, 1998 ...............  $      --     $      35    $     469     $     496     $ 767,905     $ 113,502
                                             =========     =========    =========     =========     =========     =========

                                                 ADDITIONAL
                                                  PAID-IN
                                                  CAPITAL-                              TOTAL
                                                  DEFERRED           ACCUMULATED     STOCKHOLDERS'
                                                COMPENSATION           DEFICIT          EQUITY
                                               -------------        -----------      -----------
BALANCE, December 31, 1997 as previously
 reported ...................................  $    (954)            $ (32,261)       $ 543,288
  Two-for-one stock split ...................         --                    --               --
                                               ---------             ---------        ---------
BALANCE, December 31, 1997 as adjusted ......       (954)              (32,261)         543,288
    Class B Common Stock converted
        into Class A Common Stock ...........         --                    --               --
    Series B Preferred Stock converted
        into Class A Common Stock ...........         --                    --               --
    Dividends payable on Series D
        Preferred Stock .....................         --                (7,763)          (7,763)
    Stock option grants .....................     (7,196)                   --               --
    Stock option grants exercised ...........         --                    --            1,064
    Class A Common Stock shares issued
      pursuant to employee benefit
      plans .................................         --                    --            1,482
    Equity Put Options ......................         --                    --               --
    Repurchase of 1,505,000 shares of
        Class A Common Stock ................         --                    --          (26,665)
    Equity Put Option Premiums ..............         --                    --          (12,408)
    Issuance of Class A Common Stock ........         --                    --          335,235
    Amortization of deferred
        compensation ........................      1,226                    --            1,226
    Net loss ................................         --                (6,329)          (6,329)
                                               ---------             ---------        ---------
BALANCE, September 30, 1998 .................  $  (6,924)            $ (46,353)       $ 829,130
                                               =========             =========        =========

The accompanying notes are an integral part of these unaudited consolidated statements.

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)


                                                                                                     NINE MONTHS ENDED
                                                                                                        SEPTEMBER 30,
                                                                                                    1997              1998
                                                                                                -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss ..............................................................................     $    (5,921)      $    (6,329)
    Adjustments to reconcile net loss to net cash flows from operating activities-
        Extraordinary loss on early extinguishment of debt ................................              --            18,433
        Gain on sale of broadcast assets ..................................................              --           (12,036)
        Loss on derivative instrument .....................................................              --            10,150
        Amortization of debt discount .....................................................              --                74
        Depreciation and amortization of property and equipment ...........................          12,786            19,366
        Amortization of acquired intangible broadcasting assets,
           non-compete and consulting agreements and other assets .........................          51,717            66,180
        Amortization of program contract costs and net realizable value adjustments .......          47,069            50,589
        Amortization of deferred compensation .............................................             350             1,226
        Deferred tax benefit ..............................................................          (4,751)           (4,520)
    Changes in assets and liabilities, net of effects of acquisitions and dispositions-
        Decrease in accounts receivable, net ..............................................          15,421             7,275
        Increase in prepaid expenses and other current assets .............................          (2,107)           (1,011)
        Increase (decrease) in accounts payable and accrued liabilities ...................         (10,814)           33,779
        Decrease in income taxes payable ..................................................            (730)               --
        Net effect of change in deferred barter revenues
           and deferred barter costs ......................................................             695               (64)
        Increase (decrease) in other long-term liabilities ................................            (169)              678
        Decrease in minority interest .....................................................             (43)              (54)
    Payments on program contracts payable .................................................         (38,134)          (45,082)
                                                                                                 -----------       -----------
            Net cash flows from operating activities ......................................          65,369           138,654
                                                                                                -----------       -----------
 CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of property and equipment .................................................         (13,240)          (13,949)
    Payments for acquisition of television and radio stations .............................        (184,813)       (2,062,349)
    Proceeds from sale of broadcasting assets .............................................           2,000           273,298
    Loans to officers and affiliates ......................................................            (832)           (1,467)
    Repayments of loans to officers and affiliates ........................................           1,110             2,313
    Distributions from Joint Venture ......................................................             380               655
    Payments relating to future acquisitions ..............................................              --           (10,019)
                                                                                                -----------       -----------
        Net cash flows used in investing activities .......................................        (195,395)       (1,811,518)
                                                                                                -----------       -----------
 CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from notes payable, commercial bank financing and capital leases .............         126,500         1,799,670
    Repayments of notes payable, commercial bank  financing and capital leases ............        (684,632)         (554,802)
    Payments of costs relating to financing ...............................................          (4,705)          (11,169)
    Proceeds from exercise of stock options ...............................................              --             1,064
    Payment received upon execution of derivative instrument ..............................              --             9,450
    Repurchases of the Company's Class A Company Stock ....................................          (4,599)          (26,665)
    Net proceeds from issuance of Class A Common Stock ....................................         151,596           335,235
    Net proceeds from the issuance of Series D Preferred Stock ............................         167,472                --
    Net proceed from issuance of 1997 Notes ...............................................         195,600                --
    Net proceeds from subsidiary trust securities offering ................................         192,849                --
    Dividends paid on Series D Convertible Preferred Stock ................................              --            (7,763)
    Payment of equity put option premium ..................................................            (251)           (1,499)
    Repayments of notes and capital leases to affiliates ..................................          (1,809)           (2,576)
                                                                                                -----------       -----------
        Net cash flows from financing activities ..........................................         138,021         1,540,945
                                                                                                -----------       -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS .................................................           7,995          (131,919)
CASH AND CASH EQUIVALENTS, beginning of period ............................................           2,341           239,327
                                                                                                -----------       -----------
CASH AND CASH EQUIVALENTS, end of period ..................................................     $    10,336       $   107,408
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

INTERIM FINANCIAL STATEMENTS

The consolidated financial statements for the nine months ended September 30, 1997 and 1998 are unaudited, but in the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial position and results of operations, and cash flows for these periods.

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

PROGRAMMING

The Companies have agreements with distributors for the rights to television programming over contract periods which generally run from one to seven years. Contract payments are made in installments over terms that are generally shorter than the contract period. Each contract is recorded as an asset and a liability at an amount equal to its gross contractual commitment when the license period begins and the program is available for its first showing. The portion of a program contract which becomes payable within one year is reflected as a current liability in the accompanying consolidated balance sheets.

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

2.   CONTINGENCIES AND OTHER COMMITMENTS:

Lawsuits and claims are filed against the Company from time to time in the ordinary course of business. These actions are in various preliminary stages, and no judgments or decisions have been rendered by hearing boards or courts. After reviewing these developments to date, it is Management's opinion that the outcome of such matters will not have a material adverse effect on the Company's financial position or results of operations.

3.   FINANCIAL INFORMATION BY SEGMENT (IN THOUSANDS):

As of September 30, 1998, the Company consisted of two principal business segments - television broadcasting and radio broadcasting. As of the date hereof, the Company owns or provides programming services pursuant to LMAs to 56 television stations located in 36 geographically diverse markets in the continental United States. The Company owns or provides programming services pursuant to JSAs to 51 radio stations in 10 geographically diverse markets. Substantially all revenues represent income from unaffiliated companies.


                                                                            TELEVISION                    TELEVISION
                                                                        THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                           SEPTEMBER 30,                SEPTEMBER 30,
                                                                        1997           1998          1997           1998
                                                                        ----           ----          ----           ----
Net broadcast revenues............................................  $     96,245   $    151,996   $   287,616   $    377,755
Barter revenues...................................................        10,842         18,433        29,622         41,724
                                                                    ------------   ------------   -----------   ------------
Total revenues....................................................       107,087        170,429       317,238        419,479
                                                                    ------------   ------------   -----------   ------------

Station operating expenses........................................        47,915         81,377       140,562        191,133
Depreciation, program amortization and stock-based
    compensation..................................................        19,151         27,862        57,518         68,331
Amortization of intangibles and other assets......................        13,461         26,658        44,362         54,760
                                                                    ------------   ------------    ----------    -----------

Station broadcast operating income................................  $     26,560    $    34,532    $   74,796    $   105,255
                                                                    ============    ===========    ==========    ===========
Total assets......................................................  $  1,575,512    $ 3,319,940    $1,575,512    $ 3,319,940
                                                                    ============    ===========    ==========    ===========
Capital expenditures..............................................  $      4,549    $     4,873    $   10,790    $    11,003
                                                                    ============    ===========    ==========    ===========

                                                                               RADIO                        RADIO
                                                                        THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                           SEPTEMBER 30,                SEPTEMBER 30,
                                                                        1997             1998          1997          1998
                                                                        ----             ----          ----          ----
Net broadcast revenues............................................  $     17,082    $    32,949   $    45,412   $     73,455
Barter revenues...................................................           577          1,603         1,667          3,411
                                                                    ------------    -----------   -----------   ------------
Total revenues....................................................        17,659         34,552        47,079         76,866
                                                                    ------------    -----------   -----------   ------------

Station operating expenses........................................        11,080         20,069        33,130         47,051
Depreciation, program amortization and stock-based
    compensation..................................................         1,563          2,240         2,687          3,951
Amortization of intangibles and other assets......................           864          4,351         7,355         11,420
                                                                    ------------    -----------    ----------    -----------

Station broadcast operating income................................  $      4,152    $     7,892    $    3,907    $    14,444
                                                                    ============    ===========    ==========    ===========
Total assets......................................................  $    305,264    $   527,889    $  305,264    $   527,889
                                                                    ============    ===========    ==========    ===========
Capital expenditures..............................................  $        405    $       777    $    2,450    $     2,946
                                                                    ============    ===========   ===========    ===========

4.   SUPPLEMENTAL CASH FLOW INFORMATION (IN THOUSANDS):

During the nine months ended September 30, 1997 and 1998, the Company's supplemental cash flow information is as follows:

                                                                                               NINE MONTHS ENDED
                                                                                                    SEPTEMBER 30,
                                                                                               1997              1998
                                                                                               ----              ----
    Interest payments...............................................................      $     83,279      $   101,610
                                                                                          ============      ===========
    Subsidiary trust minority interest payments.....................................      $     11,819      $    17,438
                                                                                          ============      ===========
    Income tax payments.............................................................      $      5,798      $     1,930
                                                                                          ============      ===========
    Capital lease obligations incurred..............................................      $     10,973      $     3,807
                                                                                          ============      ===========

5.   EARNINGS PER SHARE:

The basic and diluted earnings per share and related computations are as follows (in thousands, except per share data):

                                                                     THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                     SEPTEMBER 30,
                                                                      1997            1998              1997           1998
                                                                      ----            ----              ----           ----
Weighted-average number of common shares......................         70,050          97,734            69,736        93,582
Diluted effect of outstanding stock options ..................            404           1,317                34         1,670
Diluted effect of conversion of preferred shares..............          8,084             288             8,088           288
                                                                 -------------   ------------      -------------  -----------
Diluted weighted-average number of common and common
    equivalent shares outstanding.............................         78,538          99,339            77,858        95,540
                                                                 ============    ============      ============   ===========
Net loss......................................................   $        (99)   $    (2,174)      $     (5,921)  $    (6,329)
Preferred stock dividends payable.............................           (175)         (2,588)             (175)       (7,763)
                                                                 -------------   -------------     -------------  ------------
Net loss available to common stockholders.....................   $       (274)   $     (4,762)     $     (6,096)  $   (14,092)
                                                                 =============   =============     =============  ============
Basic loss per common share
     before extraordinary items...............................   $       -       $     (0.05)      $      (0.09)  $     (0.03)
                                                                 =============   ============      ============   ============
Basic loss per common share...................................   $       -       $     (0.05)      $      (0.09)  $     (0.15)
                                                                 =============   ============      ============   ============
Diluted loss per common share
     before extraordinary items...............................   $       -       $     (0.05)      $      (0.09)  $     (0.03)
                                                                 =============   ============      ============   ============
Diluted loss per common share.................................   $       -       $     (0.05)      $      (0.09)  $     (0.15)
                                                                 =============   ============      ============   ============

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

7. COMMON STOCK SPLIT:

On April 30, 1998, the Company's Board of Directors approved a two-for-one stock split of its Class A and Class B Common Stock to be distributed in the form of a stock dividend. As a result of this action, 23,963,013 and 24,984,432 shares of Class A and Class B Common Stock, respectively, were issued to shareholders of record as of May 14, 1998. The stock split has been retroactively reflected in the accompanying consolidated financial statements and related notes thereto.

8. EQUITY OFFERING:

On April 14, 1998, the Company and certain stockholders of the Company completed a public offering of 12,000,000 and 4,060,374 shares, respectively, of Class A Common Stock (the Common Stock Offering). The shares were sold for an offering price of $29.125 per share and generated proceeds to the Company of $335.2 million, net of underwriters' discount and other offering costs of approximately $14.3 million. The Company utilized the proceeds to repay indebtedness under the 1997 Bank Credit Agreement.

9.   ACQUISITIONS AND DISPOSITIONS:

1998 ACQUISITIONS AND DISPOSITIONS

Heritage Acquisition. In July 1997, the Company entered into a purchase agreement to acquire certain assets of the radio and television stations of Heritage for approximately $630 million (the "Heritage Acquisition"). Pursuant to the Heritage Acquisition, and after giving effect to the STC Disposition, Entercom Disposition and Centennial Disposition and a third party's exercise of its option to acquire radio station KCAZ in Kansas City, Missouri, the Company has acquired or is providing programming services to three television stations in two separate markets and 13 radio stations in four separate markets. In July 1998, the Company acquired three radio stations in the New Orleans, Louisiana market and simultaneously disposed of two of those stations (see the Centennial Disposition below).

STC Disposition. In February 1998, the Company entered into agreements to sell to STC Broadcasting of Vermont, Inc. ("STC") two television stations and the Non-License Assets and rights to program a third television station, all of which were acquired in the Heritage Acquisition. In April 1998, the Company closed on the sale of the non-license assets of the three television stations in the Burlington, Vermont and Plattsburgh, New York market for aggregate consideration of approximately $70.0 million. During the third quarter of 1998, the Company sold the license assets for a sales price of $2.0 million.

Montecito Acquisition. In February 1998, the Company entered into an agreement to acquire all of the capital stock of Montecito Broadcasting Corporation ("Montecito") for approximately $33 million (the "Montecito Acquisition"). Montecito owns all of the issued and outstanding stock of Channel 33, Inc. which owns and operates KFBT-TV in Las Vegas, Nevada. Currently, the Company is a Guarantor of Montecito Indebtedness of approximately $33.0 million. The Company cannot acquire Montecito unless and until FCC rules permit SBG to own the broadcast license for more than one station in the Las Vegas market, or unless the Company no longer owns the broadcast license for KVWB-TV in Las Vegas. At any time the Company, at its option, may transfer the rights to acquire the stock of Montecito. In April 1998 the Company began programming KFBT-TV through an LMA upon expiration of the applicable HSR Act waiting period.

WSYX Acquisition and Sale of WTTE License Assets. In April 1998, the Company exercised its option to acquire the non-license assets of WSYX-TV in Columbus, Ohio from River City Broadcasting, LP ("River City") for an option exercise price and other costs of approximately $228.6 million. In August 1998, the Company exercised its option to acquire the WSYX License Assets for an option exercise price of $2.0 million and simultaneously sold the WTTE license assets to Glencairn, Ltd. for a sales price of $2.3 million. In connection with the sale of the WTTE license assets, the Company recognized a $2.3 million gain.

SFX Disposition. In May 1998, the Company completed the sale of three radio stations to SFX Broadcasting, Inc. for aggregate consideration of approximately $35.0 million ("the SFX Disposition"). The radio stations sold are located in the Nashville, Tennessee market. In connection with the disposition, the Company recognized a $5.2 million gain on the sale.

Lakeland Acquisition. In May 1998, the Company acquired 100% of the stock of Lakeland Group Television, Inc. ("Lakeland") for cash payments of approximately $53.0 million (the "Lakeland Acquisition"). In connection with the Lakeland Acquisition, the Company now owns television station KLGT-TV in Minneapolis/St. Paul, Minnesota.

Entercom Disposition. In June 1998, the Company completed the sale of seven radio stations acquired in the Heritage acquisition. The seven stations are located in the Portland, Oregon and Rochester, New York markets and were sold for aggregate consideration of approximately $126.9 million. .

Sullivan Acquisition. In July 1998, the Company acquired 100% of the stock of Sullivan Broadcast Holdings, Inc. and Sullivan Broadcasting Company II, Inc. for cash payments of approximately $962.3 million (the "Sullivan Acquisition"). The Company financed the acquisition by utilizing indebtedness under the 1998 Bank Credit Agreement. In connection with the acquisition, the Company has acquired the right to program 12 additional television stations in 10 separate markets. In a subsequent closing, which is expected to occur in the fourth quarter of 1998, the Company will acquire the stock of a company that owns the license assets of six of the stations. In addition, the Company expects to enter into new LMA agreements with respect to four of the stations and will continue to program two of the television stations pursuant to existing LMA agreements.

Max Media Acquisition. In July 1998, the Company directly or indirectly acquired all of the equity interests of Max Media Properties LLC, for $252.2 million (the "Max Media Acquisition"). The Company financed the acquisition by utilizing existing cash balances and indebtedness under the 1998 Bank Credit Agreement. In connection with the acquisition, the Company now owns or provides programming services to nine additional television stations in six separate markets and eight radio stations in two separate markets.

Centennial Disposition. In July 1998, the Company completed the sale of the assets of radio stations WRNO-FM, KMEZ-FM and WBYU-AM in New Orleans, Louisiana to Centennial Broadcasting for $16.1 million in cash and recognized a loss on the sale of $2.7 million. The Company acquired KMEZ-FM in connection with the River City Acquisition in May of 1996 and acquired WRNO-FM and WBYU-AM in New Orleans from Heritage Media Group, Inc. ("Heritage") in July 1998. The Company was required to divest WRNO-FM, KMEZ-FM and WBYU-AM to meet certain regulatory ownership guidelines.

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

Radio Unica Disposition. In July 1998, the Company completed the sale of KBLA-AM in Los Angeles, California to Radio Unica, Corp. for approximately $21.0 million in cash. In connection with the disposition, the Company recognized a $8.4 million gain.

PENDING ACQUISITIONS AND DISPOSITIONS

Petracom Disposition. In July 1998, the Company entered into an agreement to sell to Petracom Media, Inc. the radio stations WGH-AM, WGH-FM and WFOG-FM in the Norfolk, Virginia market for approximately $23 million in cash (the "Petracom Disposition"). FCC restrictions required the Company to agree to divest certain of the radio stations it owns in the Norfolk, Virginia market by the time it completed the Max Media acquisition. The Company expects to complete the Petracom Disposition in the fourth quarter of 1998.

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

Guy Gannett Acquisition. In September 1998, the Company agreed to acquire from Guy Gannett Communications its television broadcasting assets for a purchase price of $310 million in cash (the "Guy Gannett Acquisition"). As a result of this transaction, the Company will acquire seven television stations in six markets. The FCC must approve the Guy Gannet Acquisition, which the Company expects to complete in the first quarter of 1999. The Company expects to finance the acquisition with a combination of bank borrowings, the issuance of debt or equity securities and the use of cash proceeds resulting from the Company's planned disposition of certain broadcast assets.

Ackerly Disposition. In September 1998, the Company agreed to sell WOKR-TV in Rochester, New York to the Ackerly Group, Inc. for a purchase price of $125 million (the "Ackerly Disposition"). The Company previously entered into an agreement to acquire WOKR-TV as part of the Guy Gannett Acquisition. The FCC must approve the disposition, which the Company expects to close in the first quarter of 1999.

10. INTEREST RATE DERIVATIVE AGREEMENTS:

As of September 30, 1998, the Company had several interest rate swap agreements relating to the Company's indebtedness that expire from July 7, 1999 to July 15, 2007. The swap agreements set rates in the range of 5.48% to 8.13%. The notional amounts related to these agreements were $1.5 billion at September 30, 1998, and decrease to $200 million through the expiration dates. The Company has no intentions of terminating these instruments prior to their expiration dates unless it were to prepay a portion of its bank debt.

The floating interest rates are based upon the three month London Interbank Offered Rate (LIBOR) rate, and the measurement and settlement is performed quarterly. Settlements of these agreements are recorded as adjustments to interest expense in the relevant periods. Premiums paid under certain of these agreements were approximately $146,000 in 1998 and are amortized over the life of the agreements as a component of interest expense. The counter parties to these agreements are major national financial institutions. The Company estimates the aggregate cost to retire these instruments at September 30, 1998 to be $14.0 million.

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

11. TREASURY OPTION DERIVATIVE INSTRUMENT:

In August 1998, the Company entered into a treasury option derivative contract (the "Option Derivative"). The Option Derivative contract provides for 1) an option exercise date of September 30, 2000, 2) a notional amount of $300 million and 3) a five-year treasury strike rate of 6.14%. If the interest rate yield on five year treasury securities is less than the strike rate on the option exercise date, the Company would be obligated to pay five consecutive annual payments in an amount equal to the strike rate less the five year treasury rate multiplied by the notional amount beginning September 30, 2001 through September 30, 2006. If the interest rate yield on five year treasury securities is greater than the strike rate on the option exercise date, the Company would not be obligated to make any payments.

Upon the execution of the Option Derivative contract, the Company received a cash payment representing an option premium of $9.5 million which was recorded in "Other long-term liabilities" in the accompanying balance sheets. The Company is required to periodically adjust its liability to the present value of the future payments of the settlement amounts based on the forward five year treasury rate at the end of an accounting period. This fair market value adjustment resulted in an unrealized loss of $10.2 million for the three and nine months ended September 30, 1998.

12. EQUITY PUT AND CALL OPTIONS

In July 1998, the Company entered into put and call option contracts related to the Company's common stock (the "July Options"). In September 1998, the Company entered into additional put and call option contracts related to the Company's common stock (the "September Options"). These option contracts are settled in cash or net physically in shares, at the election of the Company. The Company entered into these option contracts for the purpose of hedging the dilution of the Company's common stock upon the exercise of stock options granted. The July Options included 2,700,000 call options for common stock and 2,700,000 put options for common stock, with a strike price of $33.27 and $28.93 per common share, respectively. The September Options included 700,000 call options for common stock and 467,000 put options for common stock, with a strike price of $17.53 and $28.00 per common share, respectively. In connection with the July Options, the Company is required to make quarterly payments of $1.1 million beginning October 2, 1998 through July 2, 2001. The Company recorded this obligation as a liability and a reduction of additional paid-in capital in the accompanying balance sheet. In addition, an option premium amount of $700,000 was paid related to the September Options which was recorded as a reduction of additional paid-in capital. To the extent that the Company entered into put option contracts, the additional paid-in capital amounts were adjusted accordingly and reflected as Equity Put Options in the accompanying balance sheet as of September 30, 1998.

13.  UNAUDITED PRO FORMA SUMMARY RESULTS OF OPERATIONS:

The following unaudited pro forma summary presents the consolidated results of operations for the nine months ended September 30, 1997 and 1998 as if significant acquisitions and dispositions completed through September 30, 1998 had occurred at the beginning of 1997. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had significant acquisitions and dispositions been made as of that date or of results which may occur in the future.

                                                         September, 30,
                                                      1997             1998
                                                      ----             ----
 Net revenues..................................    $551,250        $ 597,710
                                                   =========      ===========
 Loss before extraordinary item................    $(27,766)       $  (9,899)
                                                   =========      ============
 Net Loss......................................    $(34,046)       $ (20,962)
                                                   =========      ===========
 Basic and diluted loss per common share before
   extraordinary item..........................    $  (0.51)       $   (0.19)
                                                   =========      ===========
 Net loss available to common shareholders.....    $(41,809)       $ (28,725)
                                                   =========      ===========
 Basic and diluted loss per common share.......    $  (0.60)       $   (0.31)
                                                   =========      ===========

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

The following table sets forth certain operating data for the three months and nine months ended September 30, 1997 and 1998:

OPERATING DATA (dollars in thousands, except per share data):

-----------------------------------------------------------------------------------------------------------------------------
                                                               THREE MONTHS                           NINE MONTHS
                                                             ENDED SEPTEMBER 30,                   ENDED SEPTEMBER 30,
                                                           1997              1998                1997              1998
                                                       -----------        -----------        -----------        -----------
Net broadcast revenues (a) ........................    $   113,327        $   184,945        $   333,028        $   451,210
Barter revenues ...................................         11,419             20,036             31,289             45,135
                                                       -----------        -----------        -----------        -----------
Total revenues ....................................        124,746            204,981            364,317            496,345
                                                       -----------        -----------        -----------        -----------
Operating costs (b) ...............................         49,019             84,441            147,413            200,217
Expenses from barter arrangements .................          9,976             17,005             26,279             37,967
Depreciation, amortization and stock-based
   compensation (c) ...............................         35,039             61,111            111,922            138,462
                                                       -----------        -----------        -----------        -----------
Broadcast operating income ........................         30,712             42,424             78,703            119,699
Interest expense ..................................        (25,349)           (40,414)           (77,342)           (95,315)
Subsidiary trust minority interest expense (d) ....         (5,813)            (5,813)           (12,820)           (17,438)
Interest and other income .........................            281              1,481              1,368              4,802
Net gain on sale of assets ........................             --              6,798                 --             12,036
Unrealized loss on derivative instrument ..........             --            (10,150)                --            (10,150)
                                                       -----------        -----------        -----------        -----------
Net income (loss) before income taxes .............           (169)            (5,674)           (10,091)            13,634
Income tax (provision) benefit ....................             70              3,500              4,170             (8,900)
                                                       -----------        -----------        -----------        -----------
Net income (loss) before extraordinary item .......            (99)            (2,174)            (5,921)             4,734
Extraordinary item ................................             --                 --                 --            (11,063)
                                                       -----------        -----------        -----------        -----------
Net loss ..........................................    $       (99)       $    (2,174)       $    (5,921)       $    (6,329)
                                                       ===========        ===========        ===========        ===========
BROADCAST CASH FLOW (BCF) DATA:
   Television BCF (e) .............................    $    50,508        $    78,886        $   148,540        $   196,552
   Radio BCF (e) ..................................          6,829             14,750             14,397             30,230
                                                       -----------        -----------        -----------        -----------
   Consolidated BCF (e) ...........................    $    57,337        $    93,636        $   162,937        $   226,782
                                                       ===========        ===========        ===========        ===========
   Television BCF margin (f) ......................           52.5%              51.9%              51.6%              52.0%
   Radio BCF margin (f) ...........................           40.0%              44.8%              31.7%              41.2%
   Consolidated BCF margin (f) ....................           50.6%              50.6%              48.9%              50.3%

OTHER DATA:
   Adjusted EBITDA (g) ............................    $    53,876        $    88,918        $   152,491        $   213,079
   Adjusted EBITDA margin (f) .....................           47.5%              48.1%              45.8%              47.2%
   After tax cash flow (h) ........................    $    21,269        $    33,106        $    54,006        $    85,809
   Program contract payments ......................         11,875             14,617             38,134             45,082
   Corporate expense ..............................          3,461              4,718             10,446             13,703
   Capital expenditures ...........................          4,954              5,650             13,240             13,949
   Cash flows from operating activities ...........         22,886             71,151             65,369            138,654
   Cash flows from investing activities ...........        (81,593)        (1,163,190)          (195,395)        (1,811,518)
   Cash flows from financing activities ...........         66,303            779,314            138,021          1,540,945
-----------------------------------------------------------------------------------------------------------------------------

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

h) "After tax cash flow" is defined as net income (loss) available to common shareholders, plus extraordinary items (before the effect of related tax benefits) plus depreciation and amortization (excluding film amortization), stock-based compensation, unrealized loss on derivative instrument, the deferred tax provision (or minus the deferred tax benefit) and minus the gain on sale of assets. The Company has presented after tax cash flow data, which the Company believes is comparable to the data provided by other companies in the industry, because such data are commonly used as a measure of performance for broadcast companies; however, there can be no assurances that it is comparable. After tax cash flow is presented here not as a measure of operating results and does not purport to represent cash provided by operating activities. After tax cash flow should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. Management believes the presentation of after tax cash flow is relevant and useful because 1) ATCF is a measurement utilized by lenders to measure the Company's ability to service its debt, 2) ATCF is a measurement utilized by industry analysts to determine a private market value of the Company's television and radio stations and 3) ATCF is a measurement analysts utilize when determining the operating performance of the Company.

Net broadcast revenues increased to $184.9 million for the three months ended September 30, 1998 from $113.3 million for the three months ended September 30, 1997, or 63.2%. The increase in net broadcast revenues for the three months ended September 30, 1998 comprised $71.1 million related to businesses acquired or disposed of by the Company in 1998 (the "1998 Transactions") and $0.5 million related to an increase in net broadcast revenue on a same station basis. On a same station basis, revenues were negatively impacted by a decrease in revenues in the Baltimore, Milwaukee, Norfolk and Raleigh markets. The Company's television stations in these markets experienced a decrease in ratings which resulted in a loss in revenues and market revenue share. In the Raleigh and Norfolk television markets, the Company's affiliation agreements with Fox expired on August 31, 1998 which further contributed to a decrease in ratings and revenues. In the Baltimore market, the addition of a new UPN affiliate competitor contributed to a loss in ratings and market revenue share. An additional factor which negatively impacted station revenues for the three month period was the loss of General Motors advertising revenues caused by a strike of its employees. These decreases in revenue on a same station basis were offset by revenue growth at certain of the Company's other television and radio stations combined with an increase in network compensation revenue and political advertising revenue.

Net broadcast revenues increased to $451.2 million for the nine months ended September 30, 1998 from $333.0 million for the nine months ended September 30, 1997, or 35.5%. The increase in net broadcast revenues for the nine months ended September 30, 1998 comprised $112.5 million related to the 1998 Transactions and $5.7 million related to an increase in net broadcast revenues on a same station basis, which increased by 1.7%. On a same station basis, revenues were affected by the same circumstances noted above.

Operating costs increased to $84.4 million for the three months ended September 30, 1998 from $49.0 million for the three months ended September 30, 1997, or 72.2%. Operating costs increased to $200.2 million for the nine months ended September 30, 1998, from $147.4 million for the nine months ended September 30, 1997, or 35.8%. The increase in operating costs for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997 comprised $34.2 million related to the 1998 Transactions, $1.3 million related to an increase in corporate overhead expenses, offset by a $0.1 million decrease in operating costs on a same station basis. The increase in operating costs for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997 comprised $49.5 million related to the 1998 Transactions and $3.3 million related to an increase in corporate overhead expenses. Operating costs on a same station basis remained relatively unchanged during these periods. The increase in corporate expenses for the three and nine months ended September 30, 1998 primarily resulted from an increase in legal fees and an increase in salary costs incurred to managing a larger base of operations.

Interest expense increased to $40.4 million for the three months ended September 30, 1998 from $25.3 million for the three months ended September 30, 1997, or 59.7%. Interest expense increased to $95.3 million for the nine months ended September 30, 1998 from $77.3 million for the nine months ended September 30, 1997, or 23.3%. The increase in interest expense for the three months and nine months ended September 30, 1998 primarily related to indebtedness incurred by the Company to finance acquisitions and LMA transactions consummated by the Company during 1998 (the "1998 Acquisitions"). Subsidiary Trust Minority Interest Expense of $5.8 million for the three months ended September 30, 1998 and $17.4 million for the nine months ended September 30, 1998 is related to the private placement of $200 million aggregate liquidation rate of 115/8% High Yield Trust Offered Preferred Securities (the "HYTOPS") completed March 12, 1997. The increase in Subsidiary Trust Minority Interest Expense for the nine month period ended September 30, 1998 as compared to the nine month period ended September 30, 1997 related to the HYTOPS being outstanding for a partial period during 1997.

Interest and other income increased to $1.5 million for the three months ended September 30, 1998 from $0.3 million for the three months ended September 30, 1997. Interest and other income increased to $4.8 million for the nine months ended September 30, 1998 from $1.4 million for the nine months ended September 30, 1997. These increases were primarily due to higher average cash balances and related interest income for the nine month period ended September 30, 1998.

Income tax benefit increased to $3.5 million for the three months ended September 30, 1998 from an income tax benefit of $0.1 million for the three months ended September 30, 1997. The increase in the income tax benefit for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997 primarily related to an increase in pre-tax loss. For the nine months ended September 30, 1998, the Company recorded a tax provision of $8.9 million on pre-tax income before extraordinary item of $13.6 million, an effective tax rate of 65.4%. In addition, the Company recorded an extraordinary loss of $11.1 million net of a related tax benefit of $7.4 million. The Company's effective tax rate on income before taxes and extraordinary items increased to 65.4% for the nine months ended September 30, 1998 as compared to 41.3% for the nine months ended September 30, 1997 because permanent differences between book and tax income are a higher percentage of pre-tax income for the nine month period ended September 30, 1998 than for the prior year period. This increase in permanent items primarily resulted from stock acquisitions consummated during 1998 including the Lakeland, Sullivan and Max Media acquisitions.

The net deferred tax liability increased to $120.2 million as of September 30, 1998 from $21.5 million as of December 31, 1997. The increase in the Company's net deferred tax liability as of September 30, 1998 as compared to December 31, 1997 primarily resulted from the Company recording a net deferred tax liability related to the stock acquisitions noted above.

Net loss for the three months ended September 30, 1998 was $2.2 million or $.02 per share compared to net loss of $0.1 million for the three months ended September 30, 1997. Net loss for the nine months ended September 30, 1998 was $6.3 million or $.07 per share compared to a net loss of $5.9 million or $.08 per share for the nine months ended September 30, 1997. Net loss increased for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997 due to an increase in broadcast operating income, a gain on the sale of broadcast assets, an increase in interest and other income, offset by an increase in interest expense, an increase in subsidiary trust minority interest expense, the recognition of an unrealized loss of $10.2 million on a derivative instrument and the recognition of an extraordinary loss. The Company's extraordinary loss of $11.1 million net of a related tax benefit of $7.4 million resulted from the write-off of debt acquisition costs associated with indebtedness replaced by the 1998 Bank Credit Agreement. Net loss increased for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997 because of the same factors noted above with the exception of subsidiary trust minority interest expense, which remained consistent for the periods.

As noted above, the Company's net loss for the three and nine months ended September 30, 1998 included recognition of a loss of $10.2 million on a treasury option derivative instrument. Upon execution of the treasury option derivative instrument, the Company received a cash payment of $9.5 million. The treasury option derivative instrument will require the Company to make five annual payments equal to the difference between 6.14% and the interest rate yield on five year treasury securities on September 30,
2000 times the $300 million notional amount of the instrument. The loss recognized for the three months ended September 30, 1998 reflects an adjustment of the Company's liability under this instrument to the present value of future payments based on the two year forward five year treasury rate as of September 30, 1998. If the yield on five year treasuries at September 30, 2000 were to equal the two year forward five year treasury rate on September 30, 1998 (4.53%), Sinclair would be required to make five annual payments of approximately $4.8 million each. If the yield on five year treasuries declines further in periods before September 30, 2000, Sinclair will be required to recognize further losses. In any event, Sinclair will not be required to make any payments until September 30, 2000, and will never be required to make any payment if the five year treasury rate on that date is greater than 6.14%. Any payments on the instrument would likely be offset by reductions in the Company's interest rate on its floating rate debt or on any debt issued to redeem its 10% Senior Subordinated Notes due 2005, which are first callable on September 30, 2000.

Broadcast cash flow increased to $93.6 million for the three months ended September 30, 1998 from $57.3 million for the three months ended September 30, 1997, or 63.4%. Broadcast cash flow increased to $226.8 million for the nine months ended September 30, 1998 from $162.9 million for the nine months ended September 30, 1997, or 39.2%. The increase in broadcast cash flow for the three months ended September 30, 1998 comprised $36.6 million related to the 1998 Transactions offset by a $0.3 million decrease in broadcast cash flow on a same station basis, which decreased by 0.4%. The increase in broadcast cash flow for the nine months ended September 30, 1998 was comprised of $61.1 million related to the 1998 Transactions and $2.8 million related to an increase in broadcast cash flow on a same station basis, which increased by 1.6%. Broadcast cash flow for the three and six month periods on a same station basis was negatively impacted by decreases in revenue at certain of the Company's stations offset by certain other revenue increases as noted above.

The Company's broadcast cash flow margin remained consistent at 50.6% for the three months ended September 30, 1998 and 1997. The Company's broadcast cash flow margin increased to 50.3% for the nine months ended September 30, 1998 from 48.9% for the nine months ended September 30, 1997. The increase in broadcast cash flow margins for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997 primarily resulted from a lag in program contract payments for certain of the television broadcasting assets acquired during 1998 of approximately $4.3 million and an increase in radio station broadcast cash flow margins. When comparing broadcast cash flow margins on a same station basis for the three months ended September 30, 1997 and 1998 margins decreased from 50.7% to 50.2%. When comparing broadcast cash flow margins on a same station basis for the nine months ended September 30, 1997 and 1998, margins remained consistent at 49.1%.

Adjusted EBITDA increased to $88.9 million for the three months ended September 30, 1998 from $53.9 million for the three months ended September 30, 1997, or 64.9%. Adjusted EBITDA increased to $213.1 million for the nine months ended September 30, 1998 from $152.5 million for the nine months ended September 30, 1997, or 39.7%. These increases in Adjusted EBITDA for the three and nine months ended September 30, 1998 as compared to the three and nine months ended September 30, 1997 resulted from the 1998 Acquisitions. The Company's Adjusted EBITDA margin increased to 48.1% for the three months ended September 30, 1998 from 47.5% for the three months ended September 30, 1997. The Company's Adjusted EBITDA margin increased to 47.2% for the nine months ended September 30, 1998 from 45.8% for the nine months ended September 30, 1997. Increases in Adjusted EBITDA margins for the three and nine months ended September 30, 1998 as compared to the three and nine months ended September 30, 1997 primarily resulted from the same circumstances affecting broadcast cash flow margin as noted above.

After tax cash flow increased to $33.1 million for the three months ended September 30, 1998 from $21.3 million for the three months ended September 30, 1997, or 55.4%. After tax cash flow increased to $85.8 million for the nine months ended September 30, 1998 from $54.0 million for the nine months ended September 30, 1997 or 58.9%. The increase in after tax cash flow for the three and nine months ended September 30, 1998 as compared to the three and nine months ended September 30, 1997 primarily resulted from an increase in broadcast operating income relating to the 1998 Transactions offset by an increase in interest expense and subsidiary trust minority interest expense related to the HYTOPS.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1998, the Company had $7.4 million in cash balances and excluding the effect of assets held for sale, working capital of approximately $24.0 million. The Company's decrease in cash to $7.4 million at September 30, 1998 from $139.3 million at December 31, 1997 primarily resulted from the 1998 Acquisitions. As of November 4, 1998 and based on trailing cash flow levels for the twelve months ended September 30, 1998, the Company had approximately $173.0 million available of current borrowing capacity under the Revolving Credit Facility (which represents the remaining balance available). The 1998 Bank Credit Agreement also provides for an incremental term loan commitment in the amount of up to $400 million which can be utilized upon approval by the Agent bank and the raising of sufficient commitments from banks to fund the additional loans.

The Company has current acquisition commitments of approximately $241.0 million net of proceeds anticipated from the sale of WOKR-TV to the Ackerly Group for $125.0 million (collectively, the "Pending Transactions"). In order to complete the Pending Transactions during the first quarter of 1999 and also remain in compliance with certain of its debt covenants, the Company estimates that it would be required to generate proceeds from station dispositions of approximately $100 million or alternatively raise proceeds from common or preferred stock securities issuances of approximately $50 million. The Company has announced that it intends to enter into agreements to sell selected television and radio stations with a value of up to $500 million during the fourth quarter of 1998 and early 1999 though it has not entered into any agreements for such sales, other than the WOKR-TV disposition referred to above. The Company's other primary sources of liquidity are cash provided by operations and availability under the Bank Credit Agreement. The Company anticipates that funds from operations, existing cash balances, the availability of the Revolving Credit Facility under the 1998 Bank Credit Agreement and the proceeds from the sale of certain stations will be sufficient to meet its working capital, capital expenditure commitments, debt service requirements and current acquisition commitments.

Net cash flows from operating activities increased to $138.7 million for the nine months ended September 30, 1998 from $65.4 million for the nine months ended September 30, 1997 primarily as a result of the 1998 Transactions. The Company made payments of interest on outstanding indebtedness and subsidiary trust minority interest expense totaling $119.0 million during the nine months ended September 30, 1998 as compared to $95.1 million for the nine months ended September 30, 1997. Program rights payments for the nine months ended September 30, 1998 increased $6.9 million or 18.2%. This increase in program rights payments was comprised of $4.1 million related to the 1997 and 1998 Transactions and $2.9 million related to an increase in programming costs on a same station basis which increased 7.6%.

Net cash flows used in investing activities increased to $1.8 billion for the nine months ended September 30, 1998 from $195.4 million for the nine months ended September 30, 1997. For the nine months ended September 30, 1998, the Company made cash payments of approximately $2.1 billion related to the acquisition of television and radio broadcast assets primarily by utilizing available indebtedness under the 1998 Bank Credit Agreement. These payments included $230.6 million related to the WSYX Acquisition, $53.0 million related to the Lakeland Acquisition, $570.4 million related to the Heritage Acquisition, $962.3 million related to the Sullivan Acquisition, $239.4 million related to the Max Media Acquisition and $6.6 million related to other acquisitions. For the nine months ended September 30, 1998, the Company received approximately $273.3 million of cash proceeds related to the sale of certain television and radio broadcast assets which was primarily utilized to repay indebtedness under the 1998 Bank Credit Agreement. These cash proceeds included $126.9 million related to the Entercom Disposition, $72.0 million related to the STC Disposition, $35.0 million related to the SFX Disposition, $21.0 million related to the Radio Unica Disposition, $16.1 million related to the Centennial Disposition and $2.3 million related to the sale of other broadcast assets. For the nine months ended September 30, 1998, the Company made cash payments related to the Buffalo Acquisition of $3.3 million and made cash payments of $6.7 million for deposits and other costs related to other future acquisitions. The Company made payments for property and equipment of $13.9 million for the nine months ended September 30, 1998. The Company anticipates that future requirements for capital expenditures will include other acquisitions if suitable acquisitions can be identified on acceptable terms.

Net cash flows provided by financing activities increased to $1.5 billion for the nine months ended September 30, 1998 from $138.0 million for the nine months ended September 30, 1997. In April 1998, the Company and certain Series B Preferred stockholders of the Company completed a public offering of 12,000,000 and 4,060,374 shares, respectively of Class A Common Stock. The shares were sold for an offering price of $29.125 per share and generated proceeds to the Company of $335.2 million, net of underwriters' discount and other offering costs of approximately $14.3 million. The Company utilized proceeds to repay indebtedness under the 1997 Bank Credit Agreement. In May 1998, the Company entered into the 1998 Bank Credit Agreement in order to expand its borrowing capacity for future acquisitions and obtain more favorable terms with its banks. A portion of the proceeds of the initial borrowing under the 1998 Bank Credit Agreement was used to repay all outstanding indebtedness related to the 1997 Bank Credit Agreement. In addition, during September 1998, the Company repurchased 1,505,000 shares of its Class A Common Stock for an aggregate purchase price of $26.7 million, an average share price of $17.72.

YEAR 2000 COMPLIANCE

The Company has commenced a process to assure Year 2000 compliance of all hardware, software, broadcast equipment and ancillary equipment that are date dependent. The process involves four phases:

Phase I - Inventory and Data Collection. This phase involves an identification of all items that are date dependent. Sinclair commenced this phase in the second quarter of 1998, and has substantially completed this phase as of the date hereof.

Phase II - Compliance Requests. This phase involves requests to information technology systems vendors for verification that the systems identified in Phase I are Year 2000 compliant. Sinclair will identify and begin to replace items that cannot be updated or certified as compliant. Sinclair has completed the compliance request phase of its plan as of the date hereof. In addition, Sinclair has verified that its accounting, traffic, payroll, and local and wide area network hardware and software systems are compliant. In addition, Sinclair has determined that substantially all of its personal computers and PC applications are compliant. Sinclair is currently reviewing its newsroom systems, building control systems, security systems and other miscellaneous systems.

Phase III - Test, Fix and Verify. This phase involves testing all items that are date dependent and upgrading all non-compliant devices. Sinclair expects to complete this phase during the first and second quarters of 1999.

Phase IV - Final Testing, New Item Compliance. This phase involves review of all inventories for compliance and retesting as necessary. During this phase, all new equipment will be tested for compliance. Sinclair expects to complete this phase by the end of the third quarter of 1999.

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

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

EXHIBIT
NUMBER              DESCRIPTION
 10.1   Employment  Agreement by and between Sinclair  Broadcast Group, Inc. and
        J. Duncan Smith dated as of June 12, 1998
 10.2 Employment Agreement by and between Sinclair Broadcast Group, Inc. and Frederick G. Smith dated as of June 30, 1998
 10.3 Amended Employment Agreement by and between Sinclair Broadcast Group, Inc. and David B. Amy dated as of September 15, 1998
 10.4 Purchase Agreement by and between Guy Gannett Communications and Sinclair Communications, Inc. dated as of September 4, 1998
 10.5 Purchase Agreement by and between Sinclair Communications, Inc. and the Ackerly Group, Inc. dated as of September 25, 1998
 27     Financial Data Schedule

B)       REPORTS ON FORM 8-K

The Company filed a current Report on Form 8-K/A dated September 14, 1998 reporting on items 5 and 7 to update pro forma financial information for the Company showing the effect of the Sullivan and Max Media acquisitions since January 1, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized in the city of Baltimore, Maryland on the 13th day of November, 1998.

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