Form 10-K
period 1998-12-31
SINCLAIR BROADCAST GROUP INC
filed 1999-03-30
CIK 912752

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998              COMMISSION FILE NUMBER:
                                                                      000-26076

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

Indicate by check mark whether the registrant (1) has filed all reports required to be files by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Based on the closing sale price of $14.50 per share as of March 23, 1999, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $695.2 million.

As of March 23, 1999, there were 47,941,885 shares of Class A Common stock, $.01 par value; 48,630,231 shares of Class B Common Stock, $.01 par value; 39,181 shares of Series B Preferred Stock, $.01 par value, convertible into 284,952 shares of Class A Common Stock; and 3,450,000 shares of Series D Preferred Stock, $.01 par value, convertible into 7,561,644 shares of Class A Common Stock of the Registrant issued and outstanding.

In addition, 2,000,000 shares of $200 million aggregate liquidation value of 11 5/8% High Yield Trust Offered Preferred Securities of Sinclair Capital, a subsidiary trust of Sinclair Broadcast Group, Inc., are issued and outstanding.

                      Documents Incorporated by Reference

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the 1999 Annual Meeting of Shareholders are incorporated by reference into Part III.

================================================================================

                                    PART I


FORWARD-LOOKING STATEMENTS

     The matters discussed in this report include forward-looking statements. When used in this report, the words "intends to," "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to a number of risks and uncertainties. Actual results in the future could differ materially and adversely from those described in the forward-looking statements as a result of various important factors, including the impact of changes in national and regional economies, successful integration of acquired television and radio stations (including achievement of synergies and cost reductions), pricing fluctuations in local and national advertising, volatility in programming costs, the availability of suitable acquisitions on acceptable terms and the other risk factors set forth in Sinclair Broadcast Group, Inc.'s (referred to herein as the "Company," "Sinclair," or "SBG") prospectus filed with the Securities and Exchange Commission on April 19, 1998, pursuant to rule 424(b)(5). The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.


ITEM 1. BUSINESS


     The Company is a diversified broadcasting company that owns or provides programming services to more television stations than any other commercial broadcasting group in the United States. The Company currently owns, or provides programming services pursuant to Local Marketing Agreements ("LMAs") to, 57 television stations, has pending acquisitions of four additional television stations, and has entered into an agreement to sell two television stations. The Company believes it is also one of the top ten radio groups in the United States when measured by the total number of radio stations owned or programmed pursuant to LMAs. The Company owns, or programs pursuant to LMAs, 54 radio stations, two of which the Company has exercised options to acquire, and five of which the Company holds for sale.

     The 57 television stations the Company owns or programs pursuant to LMAs are located in 36 geographically diverse markets, with 33 of the stations in the top 51 television designated market areas ("DMAs") in the United States. The Company's television station group is diverse in network affiliation with 20 stations affiliated with Fox Broadcasting Company ("Fox"), 16 with The WB Television Network ("WB"), eight with United Paramount Television Network Partnership ("UPN"), six with ABC, three with NBC and one with CBS. Three stations operate as independents.

     The Company's radio station group is also geographically diverse with a variety of programming formats including country, urban, news/talk/sports, progressive rock and adult contemporary. Of the 54 stations owned or provided programming services by the Company, 18 broadcast on the AM band and 36 on the FM band. The Company owns between three and nine stations in all of the radio markets it serves.

     The Company has undergone rapid and significant growth over the course of the last eight years. Since 1991, the Company has increased the number of stations it owns or provides services to from three television stations to 57 television stations and 54 radio stations. From 1991 to 1998, net broadcast revenues and Adjusted EBITDA (as defined herein) increased from $39.7 million to $672.8 million, and from $15.5 million to $331.3 million, respectively.

     The Company is a Maryland corporation formed in 1986. The Company's principal offices are located at 2000 West 41st Street, Baltimore, Maryland 21211, and its telephone number is (410) 467-5005.

TELEVISION BROADCASTING


     The Company owns and operates, provides programming services to, or has agreed to acquire the following television stations:



                                                                                           NUMBER OF
                                                                                           COMMERCIAL                EXPIRATION
                                 MARKET                                                   STATIONS IN    STATION      DATE OF
            MARKET              RANK(A)   STATIONS   STATUS(B)   CHANNEL   AFFILIATION   THE MARKET(C)   RANK(D)    FCC LICENSE
------------------------------ --------- ---------- ----------- --------- ------------- --------------- --------- ---------------
Tampa, Florida ...............     14          WTTA    LMA          38    IND(h)(q)           7            7           2/1/05
Minneapolis/St. Paul,
 Minnesota ...................     15          KMWB    O&O          23    WB                  6            6           4/1/06
Pittsburgh, Pennsylvania .....     19          WPGH    O&O          53    FOX                 5            4           8/1/99
                                               WCWB    LMA          22    WB                               5           8/1/99
Sacramento, California .......     20          KOVR    O&O          13    CBS                 6            3          12/1/06
St. Louis, Missouri ..........     21          KDNL    O&O          30    ABC                 5            4           2/1/06
Baltimore, Maryland ..........     24          WBFF    O&O          45    FOX                 5            4          10/1/04
                                               WNUV    LMA          54    WB                               5          10/1/04
Indianapolis, Indiana ........     25          WTTV    LMA(e)        4    WB                  8            5           8/1/05
                                               WTTK    LMA(e)(g)    29    WB                               5           8/1/05
Raleigh-Durham,
 North Carolina ..............     29          WLFL    O&O          22    WB                  7            4 `        12/1/04
                                               WRDC    LMA          28    UPN                              5          12/1/04
Nashville, Tennessee .........     30          WZTV    LMA(m)       17    FOX                 6            4           8/1/05
                                               WUXP    LMA          30    UPN                              5           8/1/05
Milwaukee, Wisconsin .........     31          WCGV    O&O          24    UPN                 6            5          12/1/05
                                               WVTV    LMA          18    WB                               6          12/1/05
Cincinnati, Ohio .............     32          WSTR    O&O          64    WB                  5            5          10/1/05
Kansas City, Missouri ........     33          KSMO    O&O          62    WB                  8            5           2/1/06
Columbus, Ohio ...............     34          WSYX    O&O           6    ABC                 5            4          10/1/05
                                               WTTE    LMA          28    FOX                              3          10/1/05
Asheville, North Carolina
 and Greenville/
 Spartanburg/Anderson,
 South Carolina ..............     35          WLOS    O&O          13    ABC                 6            3          12/1/04
                                               WFBC    LMA          40    IND(h)(q)                        5          12/1/04
San Antonio, Texas ...........     37          KABB    O&O          29    FOX                 7            4           8/1/98(f)
                                               KRRT    LMA          35    WB                               6           8/1/98(f)
Birmingham, Alabama ..........     39          WTTO    O&O          21    WB                  6            5           4/1/05
                                               WDBB    LMA(i)       17    WB                               5           4/1/05
                                               WABM    LMA          68    UPN                              6           4/1/05
Norfolk, Virginia ............     40          WTVZ    O&O          33    WB                  6            4          10/1/04
Buffalo, New York ............     42          WUTV    LMA(m)       29    FOX                 5            4           6/1/99(f)
                                               WNEQ    Pending      23    (o)                                          6/1/99(f)
Oklahoma City,
 Oklahoma ....................     45          KOCB    O&O          34    WB                  5            5           6/1/98(f)
                                               KOKH    LMA          25    FOX                              4           6/1/06
Greensboro/Winston-Salem,
 Salem/Highpoint,
 North Carolina ..............     47          WXLV    LMA(m)       45    ABC                 7            4          12/1/04
                                               WUPN    LMA          48    UPN                              5          12/1/04
Dayton, Ohio .................     54          WKEF    LMA(p)       22    NBC                 4            3          10/1/05
                                               WRGT    LMA          45    FOX                              4          10/1/05
Las Vegas, Nevada ............     56          KVWB    O&O          21    WB                  8            5          10/1/06
                                               KFBT    LMA          33    IND(h)                           8          10/1/06(f)
Charleston and Huntington,
 West Virginia ...............     58          WCHS    O&O           8    ABC                 4            3          10/1/04
                                               WVAH    LMA          11    FOX                              4          10/1/04
Richmond, Virginia ...........     61          WRLH    LMA(m)       35    FOX                 5            4          10/1/04
Mobile, Alabama and
 Pensacola, Florida ..........     62          WEAR    O&O           3    ABC                 6            2           2/1/05
                                               WFGX    LMA          35    WB                               6           2/1/05
Flint/Saginaw/Bay City,
 Michigan ....................     64          WSMH    O&O          66    FOX                 4            4          10/1/05
Lexington, Kentucky ..........     67          WDKY    O&O          56    FOX                 5            4           8/1/05
Des Moines, Iowa .............     70          KDSM    O&O          17    FOX                 4            4           2/1/06
Syracuse, New York ...........     74          WSYT    O&O          68    FOX                 5            4           6/1/99(f)
                                               WNYS    LMA          43    UPN                              5           6/1/99(f)
Paducah, Kentucky/
 Cape Girardeau,
 Missouri ....................     76          KBSI    O&O          23    FOX                 5            4           2/1/06
                                               WDKA    LMA          49    UPN                              5                 (n)

                                                                                             NUMBER OF
                                                                                             COMMERCIAL                EXPIRATION
                                  MARKET                                                     STATIONS IN   STATION      DATE OF
              MARKET             RANK(A)   STATIONS    STATUS(B)   CHANNEL    AFFILIATION   THE MARKET(C)  RANK(D)   FCC LICENSE
------------------------------- --------- ---------- ------------ --------   ------------- --------------- --------- --------------
Rochester, New York ...........     77         WUHF    LMA           31     FOX                 4         4              6/1/99(f)
Portland, Maine ...............     80         WGME    Pending(k)    13     CBS                 5         2              4/1/99(f)
Madison, Wisconsin ............     84         WMSN    LMA(m)        47     FOX                 4         4             12/1/05
Tri-Cities, Tennessee .........     92         WEMT    LMA(p)        39     FOX                 5         4              8/1/05
Springfield, Massachusetts ....    104         WGGB    Pending(k)    40     ABC                 4         2              4/1/99(f)
Tyler-Longview, Texas .........    107         KETK    O&O(l)        56     NBC                 3         2              8/1/06
                                               KLSB    LMA(l)        19     NBC                            (j)           8/1/06
Peoria/Bloomington, Illinois ..    110         WYZZ    O&O           43     FOX                 4         4             12/1/05
Tallahassee, Florida ..........    114         WTWC    Pending(k)    40     NBC                 4         4              2/1/05
Charleston, South
 Carolina .....................    120         WMMP    O&O           36     UPN                 5         5             12/1/04
                                               WTAT    LMA           24     FOX                           4             12/1/04

----------

(a) Rankings are based on the relative size of a station's DMA among the 211 generally recognized DMAs in the United States as estimated by Nielsen.

(b) "O&O" refers to stations owned and operated by the Company, "LMA" refers to stations to which the Company provides programming services pursuant to an LMA and "Pending" refers to stations the Company has agreed to acquire. See "-- 1998 Acquisitions."

(c) Represents the number of television stations designated by Nielsen as "local" to the DMA, excluding public television stations and stations which do not meet the minimum Nielsen reporting standards (weekly cumulative audience of at least 2.5%) for the Sunday-Saturday, 6:00 a.m. to 2:00 a.m. time period.

(d) The rank of each station in its market is based upon the November 1998 Nielsen estimates of the percentage of persons tuned to each station in the market from 6:00 a.m. to 2:00 a.m., Sunday-Saturday.

(e) Non-License Assets acquired from River City Broadcasting, L.P. ("River City") and the Company has an option to acquire the License Assets. Will become owned and operated by the Company upon FCC approval of transfer of License Assets and closing of acquisition of License Assets.

(f)   License renewal application pending.

(g) WTTK simulcasts all of the programming aired on WTTV and the station rank applies to the combined viewership of these stations.

(h) "IND" or "Independent" refers to a station that is not affiliated with any of ABC, CBS, NBC, Fox, WB or UPN.

(i)   WDBB simulcasts the programming broadcast on WTTO.

(j)   KLSB simulcasts the programming broadcast of KETK.

(k) These stations will be acquired in connection with the Guy Gannett Acquisition.

(l) An agreement has been entered into to sell KETK and transfer the LMA for KLSB.

(m) The FCC License Assets for these stations are currently owned by Sullivan Broadcasting Company II, Inc. and the Company intends to close on these assets upon FCC approval.

(n) This station began broadcast operations in August 1997 pursuant to program test authority and does not yet have a license. This station has not yet established a rank.

(o) This station is currently a non-commercial station and is not ranked by Nielsen.

(p) This station will become owned and operated by the Company upon FCC approval of transfer of License Assets and closing of acquisition of License Assets.

(q)   These stations are expected to become an affiliate of the WB in 1999.



Operating Strategy

     The Company's television operating strategy includes the following key elements:

Attracting Viewership
---------------------

     The Company seeks to attract viewership and expand its audience share through selective, high-quality programming.


     Popular Programming. The Company seeks to obtain, at attractive prices, popular syndicated programming that is complementary to the station's network affiliation. The Company also believes that an important factor in attracting viewership to its stations is their network affiliations with Fox, WB, ABC, CBS, NBC and UPN. These affiliations enable the Company to attract viewers by virtue of the quality first-run original programming provided by these networks and the networks' promotion of such programming. The Company focuses on obtaining popular syndicated programming for key programming periods (generally 6:00 p.m. to 8:00 p.m.) for broadcast on its Fox, WB and UPN affiliates. Examples of this programming include "Friends," "Frasier," "3rd Rock From the Sun," "The Simpsons," "Drew Carey" and "Seinfeld." In addition to network programming, the Company's network affiliates broadcast news magazine, talk show, and game show programming such as "Hard Copy," "Entertainment Tonight," "Regis and Kathie Lee," "Roseanne," "Rosie O'Donnel," "Wheel of Fortune" and "Jeopardy."

     Local News. The Company believes that the production and broadcasting of local news can be an important link to the community and an aid to the station's efforts to expand its viewership. In addition, local news programming can provide access to advertising sources targeted specifically to local news. The Company carefully assesses the anticipated benefits and costs of producing local news prior to introduction at a Company station because a significant investment in capital equipment is required and substantial operating expenses are incurred in introducing, developing and producing local news programming. The Company currently provides local news programming at 25 of its television stations located in 21 separate markets. The possible introduction of local news at the other Company stations is reviewed periodically and the Company has recently expanded its news programming in some of the markets in which it programs a second station pursuant to an LMA. The Company can produce news programming in these markets at relatively low cost per hour of programming and the programming serves the local community by providing additional news outlets in these markets. The Company's policy is to institute local news programming at a specific station only if the expected benefits of local news programming at the station are believed to exceed the associated costs after an appropriate start-up period.

     Popular Sporting Events. The Company attempts to capture a portion of advertising dollars designated to sports programming in selected DMAs. The Company's WB and UPN affiliated and independent stations generally face fewer restrictions on broadcasting live local sporting events than do their competitors that are affiliates of the major networks and Fox since affiliates of the major networks and Fox are subject to certain prohibitions against preemptions of network programming. The Company has been able to acquire the local television broadcast rights for certain sporting events, including NBA basketball, Major League Baseball, NFL football, NHL hockey, ACC basketball, Big Ten football and basketball, and SEC football. The Company seeks to expand its sports broadcasting in DMAs as profitable opportunities arise. In addition, the Company's stations that are affiliated with Fox, ABC, NBC and CBS broadcast certain Major League Baseball games, NFL football games and NHL hockey games as well as other popular sporting events.

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

Control of Operating and Programming Costs
------------------------------------------

     By employing a disciplined approach to managing programming acquisition and other costs, the Company has been able to achieve operating margins that the Company believes are among the highest in the television broadcast industry. The Company has sought and will continue to seek to acquire quality programming for prices at or below prices paid in the past. As an owner or provider of programming services to 57 stations in 36 DMAs reaching approximately 23.5% of U.S. television households (without giving effect to the Guy Gannett Acquisition), the Company believes that it is able to negotiate favorable terms for the acquisition of programming. Moreover, the Company emphasizes control of each of its stations' programming and operating costs through program-specific profit analysis, detailed budgeting, tight control over staffing levels and detailed long-term planning models.

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

Establish LMAs
--------------

     The Company believes that it can attain significant growth in operating cash flow through the utilization of LMAs. By expanding its presence in certain of its markets in which it already owns a station, the Company can improve its competitive position with respect to a demographic sector. In addition, by providing programming services to an additional station in a market, the Company is able to realize significant economies of scale in marketing, programming, overhead and capital expenditures. The Company provides programming services pursuant to an LMA to an additional station in 21 of the 36 television markets in which the Company owns or programs another station.

Innovative Local Sales and Marketing
------------------------------------

     The Company believes that it is able to attract new advertisers to its stations and increase its share of existing customers' advertising budgets by creating a sense of partnership with those advertisers. The Company develops such relationships by training its sales forces to offer new marketing ideas and campaigns to advertisers. These campaigns often involve the sponsorship by advertisers of local promotional events that capitalize on the station's local identity and programming franchises. In seven of the Company's markets, the Company owns both television and radio stations. In these markets, the Company can offer an advertiser an efficient means to reach its customer base. The Company seeks to increase its share of an advertisers business by cross-marketing radio and television time. Through its strong local sales and marketing focus, the Company seeks to capture an increasing share of its revenues from local sources, which are generally more stable than national advertising.

Programming and Affiliations

     The Company continually reviews its existing programming inventory and seeks to purchase the most profitable and cost-effective syndicated programs available for each time period. In developing its selection of syndicated programming, the Company balances the cost of available syndicated programs with their potential to increase advertising revenue and the risk of their reduced popularity during the term of the program contract. The Company seeks to purchase only those programs with contractual periods that permit programming flexibility and which complement a station's overall programming and counter-programming strategy. Programs that can perform successfully in more than one time period are more attractive due to the long lead time and multi-year commitments inherent in program purchasing.

     Fifty-four of the 57 television stations owned or provided programming services by the Company currently operate as affiliates of Fox (20 stations), WB (16 stations), ABC (six stations), NBC (three stations), UPN (eight stations), or CBS (one station). The networks produce and distribute programming in exchange for each station's commitment to air the programming at specified times and for commercial announcement time during the programming. In addition, networks other than Fox, WB and UPN pay each affiliated station a fee for each network-sponsored program broadcast by the station.

     On August 21, 1996, the Company entered into an agreement with Fox (the "Fox Agreement") which, among other things, provides that the affiliation agreements between Fox and eight stations then owned or provided programming services by the Company would be amended to have new five-year terms commencing on the date of the Fox Agreement. The eight affected stations are: WPGH-TV in Pittsburgh, WBFF-TV in Baltimore, KABB-TV in San Antonio, WTTE-TV in Columbus, WSMH-TV in Flint, KDSM-TV in Des Moines, WDKY-TV in Lexington and WYZZ-TV in Peoria. Fox has the option to extend the affiliation agreements for additional five-year terms and must extend all of the affiliation agreements if it extends any (except that Fox may selectively renew affiliation agreements if any station has breached its affiliation agreement). The Fox Agreement also provides that, during the term of the affiliation agreements, the Company will have the right to purchase, for fair market value, any station Fox acquires in any of the foregoing markets if Fox determines to terminate the affiliation agreement with the Company's station in that market and operate the station being acquired by Fox as a Fox affiliate.

     The Fox-affiliated stations acquired, to be acquired or being programmed by the Company as a result of the Sullivan Acquisition and Max Media Acquisition continue to carry Fox programming notwithstanding the fact that their affiliation agreements have expired. The Company is in negotiations with Fox to secure long-term affiliation agreements. While Fox completes its revision of its standard-form Station Affiliation Agreement, Fox has prepared to enter into 90-day rolling affiliation agreements with these stations.

     On July 4, 1997, the Company entered into an agreement with WB (the "WB Agreement"), pursuant to which the Company affiliated certain of its stations with the WB for a ten year term expiring January 15, 2008. Under the terms of the WB Agreement (as modified by the subsequent letter agreement entered into by the Company and WB on May 18, 1998), WB agreed to pay the Company $64 million in aggregate amount in monthly installments during the first eight years commencing on January 16, 1998 in consideration for entering into affiliation agreements with WB.


RADIO BROADCASTING

     The Company owns, provides programming or sales services to, or has agreed to acquire the following radio stations:


                               RANKING OF                                              STATION RANK   EXPIRATION
         GEOGRAPHIC            STATION'S             STATION               PRIMARY      IN PRIMARY       DATE
           MARKET              MARKET BY           PROGRAMMING           DEMOGRAPHIC    DEMOGRAPHIC     OF FCC
         SERVED (A)           REVENUE (B)             FORMAT             TARGET (C)     TARGET (D)     LICENSE
---------------------------- ------------- --------------------------- -------------- -------------- -----------
St. Louis, Missouri ........      18
  KPNT-FM                                  Alternative Rock            Adults 18-34         5          2/1/05
  KXOK-FM (e)                              Classic Rock                Adults 25-54         8          2/1/05
  WVRV-FM                                  Modern Adult Contemporary   Adults 18-34        10          12/1/04
  WRTH-AM                                  Adult Standards             Adults 35-64        19          2/1/05
  WIL-FM                                   Country                     Adults 25-54         1          2/1/05
  KIHT-FM                                  70s Rock                    Adults 25-54        13          2/1/05
Kansas City, Missouri ......      29
  KCFX-FM                                  70s Rock                    Adults 25-54         3          2/1/05
  KQRC-FM                                  Active Rock                 Adults 18-34         2          6/1/05
  KCIY-FM                                  Smooth Jazz                 Adults 25-54         9          2/1/05
  KXTR-FM (p)                              Classical                   Adults 25-54        14          2/1/05
  KUPN-AM (p)                              Classical                   Adults 25-54        14          6/1/05
Milwaukee, Wisconsin .......      33
  WEMP-AM                                  Religious                   Adults 35-64         N/A        12/1/04
  WMYX-FM                                  Adult Contemporary          Adults 25-54         6          12/1/04
  WXSS-FM                                  Contemporary Hit Radio      Women 18-49          7          12/1/04
New Orleans, Louisiana .....      39

                                 RANKING OF                                              STATION RANK     EXPIRATION
          GEOGRAPHIC             STATION'S             STATION               PRIMARY      IN PRIMARY         DATE
            MARKET               MARKET BY           PROGRAMMING           DEMOGRAPHIC    DEMOGRAPHIC       OF FCC
          SERVED (A)            REVENUE (B)             FORMAT             TARGET (C)     TARGET (D)       LICENSE
------------------------------ ------------- --------------------------- -------------- -------------- ---------------
  WLMG-FM                                    Adult Contemporary          Women 25-54          3            6/1/04
  WWL-AM                                     News/Talk/Sports            Adults 35-64         1            6/1/04
  WSMB-AM                                    Talk/Sports                 Adults 35-64        18            6/1/04
  WEZB-FM (f)                                Contemporary Hit Radio      Women 18-49          7            6/1/04
  WLTS-FM (g)                                Adult Contemporary          Women 25-54          4            6/1/04
  WTKL-FM (g)                                Oldies                      Adults 25-54         5            6/1/04
Memphis, Tennessee ...........      40
  WRVR-FM                                    Soft Adult Contemporary     Women 25-54          3            8/1/04
  WJCE-AM                                    Urban Oldies                Women 25-54         14            8/1/04
  WOGY-FM                                    Country                     Adults 25-54        11            8/1/04
Norfolk, Virginia ............      42
  WVKL-FM (h)(i)                             60s Oldies                  Adults 25-54         6            10/1/03
  WPTE-FM                                    Modern Adult Contemporary   Adults 18-34         3            10/1/03
  WWDE-FM                                    Adult Contemporary          Women 25-54          2            10/1/03
  WNVZ-FM                                    Contemporary Hit Radio      Adults 18-34         6            10/1/03
  WGH-AM (i)                                 Sports Talk                 Adults 25-54        15            10/1/03
  WGH-FM (i)                                 Country                     Adults 25-54         4            10/1/03
  WFOG-FM (i)                                Soft Adult Contemporary     Women 25-54          9            10/1/03
Buffalo, New York ............      41
  WMJQ-FM                                    Adult Contemporary          Women 25-54          4            6/1/06
  WKSE-FM                                    Contemporary Hit Radio      Women 18-49          1            6/1/06
  WBEN-AM                                    News/Talk/Sports            Adults 35-64         4            6/1/06
  WWKB-AM                                    Sports                      Adults 35-64        16            6/1/06
  WGR-AM                                     News/Talk                   Adults 25-54         7            6/1/98 (j)
  WWWS-AM                                    Urban Oldies                Adults 25-54        14            6/1/06
Greensboro/Winston
 Salem/High Point, North
 Carolina ....................      52
  WMQX-FM                                    Oldies                      Adults 25-54         6            12/1/03
  WQMG-FM                                    Urban Adult Contemporary    Adults 25-54         1            12/1/03
  WJMH-FM                                    Urban                       Adults 18-34         1            12/1/03
  WEAL-AM                                    Gospel                      Adults 35-64        10            12/1/03
Asheville, North Carolina/
 Greenville/Spartanburg,
 South Carolina ..............      61
  WFBC-FM                                    Contemporary Hit Radio      Women 18-49          3            12/1/03
  WORD-AM (q)                                News/Talk                   Adults 35-64         7            12/1/03
  WYRD-AM (q)                                News/Talk                   Adults 35-64         7            12/1/03
  WSPA-AM                                    Full Service/Talk           Adults 35-64        15            12/1/03
  WSPA-FM                                    Soft Adult Contemporary     Women 25-54          1            12/1/03
  WOLI-FM (k)                                Oldies                      Adults 25-54        10            12/1/03
  WOLT-FM (k)                                Oldies                      Adults 25-54        10            12/1/03
Wilkes-Barre/Scranton,
 Pennsylvania ................      68
  WGGI-FM (l)                                Country                     Adults 25-54         4            8/1/06
  WKRZ-FM (m)                                Contemporary Hit Radio      Adults 18-49         1             8/1/06
  WGGY-FM (l)                                Country                     Adults 25-54         4             8/1/06
  WILK-AM (n)                                News/Talk/Sports            Adults 35-64         7             8/1/06
  WGBI-AM (n)                                News/Talk/Sports            Adults 35-64         7             8/1/06
  WSHG-FM (o)                                Soft Hits                   Women 25-54          9             8/1/06
  WILP-AM (n)                                News/Talk/Sports            Adults 35-64         7             8/1/06
  WWFH-FM (o)                                Soft Hits                   Women 25-54          9             8/1/06
  WKRF-FM (m)                                Contemporary Hit Radio      Adults 18-49         1             8/1/06


----------

(a)   Actual city of license may differ from the geographic market served.

(b) Ranking of the principal radio market served by the station among all U.S. radio markets by 1997 aggregate gross radio broadcast revenue according to Duncan's Radio Market Guide -- 1998 Edition.

(c) Due to variations that may exist within programming formats, the primary demographic target of stations with the same programming format may be different.

(d) All information concerning ratings and audience listening information is derived from the Fall 1998 Arbitron Metro Area Ratings Survey (the "Fall 1998 Arbitron"). Arbitron is the generally accepted industry source for statistical information concerning audience ratings. Due to the nature of listener surveys, other radio ratings services may report different rankings; however, the Company does not believe that any radio ratings service other than Arbitron is accorded significant weight in the radio broadcast industry. "Station Rank in Primary Demographic Target" is the ranking of the station among all radio stations in its market that are ranked in its target demographic group and is based on the station's average persons share in the primary demographic target in the applicable Metro Survey Area. Source: Average Quarter Hour Estimates, Monday through Sunday, 6:00 a.m. to midnight, Fall 1998 Arbitron.

(e) The Company has entered into an agreement to acquire the assets of the station from WPNT, Inc. The consummation of the acquisition will occur following FCC consent.

(f) A petition for reconsideration of the grant of this station's license renewal is pending.

(g) The Company programs the stations pursuant to an LMA and has an option to acquire the assets of the stations from Phase II Broadcasting.

(h) EEO reporting conditions were placed on this station's license renewals for 1997, 1998 and 1999.

(i) These stations are owned by (or in the case of WFOG will be owned by) the Norfolk Trust, Ralph E. Becker, Trustee. The Company is limited to four FMs in this market under FCC rules and intends to sell WFOG, WGH (AM)/FM to a third party and to acquire WVKL from the Trust.

(j)   License renewal application pending.

(k) The Company provides sales services pursuant to a JSA and has exercised an option to acquire WOLI-FM and WOLT-FM.

(l)   WGGY-FM and WGGI-FM simulcast their programming.

(m)   WKRZ-FM and WKRF-FM simulcast their programming.

(n)   WILK-AM, WGBI-AM and WILP-AM simulcast their programming.

(o)   WSHG-FM and WWFH-FM simulcast their programming.

(p)   KXTR-FM and KUPN-AM simulcast their programming.

(q)   WORD-AM and WYRD-AM simulcast their programming.



Radio Operating Strategy

     The Company's radio strategy is to operate a cluster of radio stations in selected geographic markets throughout the country. In each geographic market, the Company employs broadly diversified programming formats to appeal to key demographic groups within the market. The Company seeks to strengthen the identity of each of its stations through its programming and promotional efforts, and emphasizes that identity to a far greater degree than the identity of any local radio personality.

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

     The Company's group of radio stations includes the top billing station group in four markets and one of the top three billing station groups in each of its markets other than Milwaukee. The group has duopolies in all the markets it operates in and owns television stations in seven of the ten radio markets.

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

     Large, well-trained local sales forces are maintained by the Company in each of its radio markets. The Company's principal goal is to utilize its sales efforts to develop long-standing customer relationships through frequent direct contacts, which the Company believes provides it with a competitive advantage. Additionally, our super-duopolies and cross-ownership of TV and radio stations permit the Company to offer creative advertising packages to local, regional and national advertisers. Each radio station owned or programmed by the Company also engages a national independent sales representative to assist it in obtaining national advertising revenues. These representatives obtain advertising through national advertising agencies and receive a commission from the radio station based on its gross revenue from the advertising obtained.


BROADCASTING ACQUISITION STRATEGY

     On February 8, 1996, the Telecommunications Act of 1996 (the "1996 Act") was signed into law. The 1996 Act represented the most sweeping overhaul of the country's telecommunications laws since the Communications Act of 1934, as amended (the "Communications Act"). The 1996 Act relaxed the broadcast ownership rules and simplified the process for renewal of broadcast station licenses.


     The enactment of the 1996 Act offered the Company a unique opportunity to build a large and diversified broadcasting company. Additionally, the Company believes that, as one of the consolidators of the industry it has been able to gain additional influence with program suppliers, television networks, other vendors, and alternative delivery media.

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


     Beginning in the third quarter of 1998, the Company adjusted its acquisition strategy to reduce its pace of acquisitions and begin to identify and negotiate the sale of certain stations that may not be consistent with the Company's strategic plan. The Company adjusted its acquisition strategy for the following reasons. First, the Company intends to focus on and improve the performance of its core station operations. By selling non-strategic stations, management can better concentrate its resources on the core stations. Second, the Company believes that it is appropriate at this time to reduce the financial leverage employed in its business. The Company will continue to evaluate the extent of the reduction in its financial leverage, but any related goals or targets could be changed at any time.

     Since the 1996 Act became effective, the Company has acquired, obtained options to acquire or has acquired the right to program or provide sales services to, 46 television and 61 radio stations for an aggregate consideration of approximately $3.4 billion. The terms of the acquisitions and dispositions entered into or completed in 1998 are described below.

1998 ACQUISITIONS AND DISPOSITIONS

     Heritage Acquisition. In July 1997, the Company entered into a purchase agreement to acquire certain assets of the radio and television stations of Heritage for approximately $630 million (the "Heritage Acquisition"). The Company completed all of the acquisitions under this agreement by July 1998, acquiring three radio stations in the New Orleans, Louisiana market and simultaneously disposing of two of those stations (see the Centennial Disposition below). Pursuant to the Heritage Acquisition, and after giving effect to the STC Disposition, Entercom Disposition and Centennial Disposition the Company has acquired or is providing programming services to three television stations in two separate markets and 11 radio stations in four separate markets.

     1998 STC Disposition. In February 1998, the Company entered into agreements to sell to STC Broadcasting of Vermont, Inc. ("STC") two television stations and the Non-License Assets and rights to program a third television station, all of which were acquired in the Heritage Acquisition. In April 1998, the Company closed on the sale of the non-license assets of the three television stations in the Burlington, Vermont and Plattsburgh, New York market for aggregate consideration of approximately $70.0 million. During the third quarter of 1998, the Company sold the license assets of these stations for a sales price of $2.0 million.

     Montecito Acquisition. In February 1998, the Company entered into an agreement to acquire all of the capital stock of Montecito Broadcasting Corporation ("Montecito") for approximately $33 million (the "Montecito Acquisition"). Montecito owns all of the issued and outstanding stock of Channel 33, Inc. which owns and operates KFBT-TV in Las Vegas, Nevada. Currently, the Company is a guarantor of Montecito indebtedness of approximately $33.0 million. The Company cannot acquire Montecito unless and until FCC rules permit the Company to own the broadcast license for more than one station in the Las Vegas market, or unless the Company no longer owns the broadcast license for KVWB-TV in Las Vegas. At any time the Company, at its option, may transfer the rights to acquire the stock of Montecito. In April 1998 the Company began programming KMWB-TV pursuant to an LMA.

     WSYX Acquisition and Sale of WTTE License Assets. In April 1998, the Company exercised its option to acquire the non-license assets of WSYX-TV in Columbus, Ohio from River City Broadcasting, LP ("River City") for an option exercise price and other costs of approximately $228.6 million. In August 1998, the Company exercised its option to acquire the WSYX License Assets for an option exercise price of $2.0 million. The Company acquired the options in 1996 in connection with its acquisitions of other assets of River City. Simultaneously with the WSYX Acquisition, the Company sold the WTTE License Assets to Glencairn for a sales price of $2.3 million and entered into an LMA with Glencairn to program WTTE. In connection with the sale of the WTTE License Assets, the Company recognized a $2.3 million gain.

     SFX Disposition. In May 1998, the Company completed the sale of three radio stations to SFX Broadcasting, Inc. for aggregate consideration of approximately $35.0 million (the "SFX Disposition"). The radio stations sold are located in the Nashville, Tennessee market. In connection with the disposition, the Company recognized a $5.2 million gain on the sale.

     Lakeland Acquisition. In May 1998, the Company acquired 100% of the stock of Lakeland Group Television, Inc. ("Lakeland") for cash payments of approximately $53.0 million (the "Lakeland Acquisition"). In connection with the Lakeland Acquisition, the Company now owns television station KMUB-TV in Minneapolis/St. Paul, Minnesota.

     Entercom Disposition. In June 1998, the Company completed the sale of seven radio stations acquired in the Heritage acquisition. The seven stations are located in the Portland, Oregon and Rochester, New York markets and were sold for aggregate consideration of approximately $126.9 million.

     Sullivan Acquisition. In July 1998, the Company acquired 100% of the stock of Sullivan Broadcast Holdings, Inc. and Sullivan Broadcasting Company II, Inc. for cash payments of approximately $951.1 million (the "Sullivan Acquisition"). The Company financed the acquisition by utilizing indebtedness under the 1998 Bank Credit Agreement. In connection with the acquisition, the Company has acquired the right to program 12 additional television stations in 10 separate markets. In a subsequent closing, which is expected to occur during 1999, the Company will acquire the stock of a company that owns the license assets of six of the stations. In addition, the Company has entered into new LMA agreements with respect to six of the stations and will continue to program two of the television stations pursuant to existing LMA agreements.

     Max Media Acquisition. In July 1998, the Company directly or indirectly acquired all of the equity interests of Max Media Properties LLC, for $252.2 million (the "Max Media Acquisition"). The Company financed the acquisition by utilizing existing cash balances and indebtedness under the 1998 Bank Credit Agreement. In connection with the acquisition, the Company now owns or provides programming services to nine additional television stations in six separate markets and seven radio stations in two separate markets.

     Centennial Disposition. In July 1998, the Company completed the sale of the assets of radio stations WRNO-FM, KMEZ-FM and WBYU-AM in New Orleans, Louisiana to Centennial Broadcasting for $16.1 million in cash and recognized a loss on the sale of $2.9 million. The Company acquired KMEZ-FM in connection with the River City Acquisition in May of 1996 and acquired WRNO-FM and WBYU-AM in New Orleans from Heritage Media Group, Inc. ("Heritage") in July 1998. The Company was required to divest WRNO-FM, KMEZ-FM and WBYU-AM to meet certain regulatory ownership guidelines.

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

     Radio Unica Disposition. In July 1998, the Company completed the sale of KBLA-AM in Los Angeles, California to Radio Unica, Corp. for approximately $21.0 million in cash. In connection with the disposition, the Company recognized an $8.4 million gain.

PENDING ACQUISITIONS AND DISPOSITIONS

     Buffalo Acquisition. In August 1998, the Company entered into an agreement with Western New York Public Broadcasting Association to acquire the television station WNEQ in Buffalo, NY for a purchase price of $33 million in cash (the "Buffalo Acquisition"). The Company expects to close the sale upon FCC approval and the termination of the applicable waiting period under the HSR Act. In addition, the sale is contingent upon FCC approval of the change of the station from a non-commercial channel to a commercial channel.

     St. Louis Radio Acquisition. In August 1998, the Company entered into an agreement to acquire radio station KXOK-FM in St. Louis, Missouri for a purchase price of $14.1 million in cash. The purchase price is subject to be increased or decreased, depending upon whether or not closing occurs within 210 days of the agreement. The Company expects to close the purchase upon FCC approval.

     Guy Gannett Acquisition. In September 1998, the Company agreed to acquire from Guy Gannett Communications its television broadcasting assets for a purchase price of $317 million in cash (the "Guy Gannett Acquisition"). As a result of this transaction, the Company will acquire seven television stations in six markets. The FCC must approve the Guy Gannet Acquisition, which the Company expects to complete in the second quarter of 1999. The Company expects to finance the acquisition with a combination of bank borrowings and the use of cash proceeds resulting from the Company's planned disposition of certain broadcast assets.

     Ackerley Disposition. In September 1998, the Company agreed to sell WOKR-TV in Rochester, New York to the Ackerley Group, Inc. for a sales price of $125 million (the "Ackerley Disposition"). The Company previously entered into an agreement to acquire WOKR-TV as part of the Guy Gannett Acquisition. The FCC must approve the disposition, which the Company expects to close in the second quarter of 1999.

     CCA Disposition. In February 1999, the Company entered into an agreement to sell to Communications Corporation of America ("CCA") the non-license assets of KETK-TV and KLSB-TV in Tyler-Longview, Texas for a sales price of $36 million (the "CCA Disposition"). In addition, CCA has an option to acquire the license assets of KETK-TV for an option purchase price of $2 million. The Company expects to close the transaction in the second quarter of 1999.

     1999 STC Disposition. In March 1999, the Company entered into an agreement to sell to STC the television stations WICS-TV in the Springfield, Illinois market, WICD-TV in the Champaign, Illinois market and KGAN-TV in the Cedar Rapids, Iowa market. The stations are being sold to STC for a sales price of $81.0 million and are being acquired by the Company in connection with the Guy Gannett Acquisition.

     On going Discussions. In furtherance of its acquisition strategy, the Company routinely reviews, and conducts investigations of potential television and radio station acquisitions. In addition, the Company has announced that it intends to enter into agreements to sell non-strategic television and radio stations. When the Company believes a favorable opportunity exists, the Company seeks to enter into discussions with the owners of stations or potential buyers regarding the possibility of an acquisition, disposition or station swap. At any given time, the Company may be in discussions with one or more parties. The Company is currently in negotiations with various parties relating to the disposition of television and radio properties which would be disposed of for aggregate consideration of approximately $60 million. There can be no assurance that any of these or other negotiations will lead to definitive agreement or if agreements are reached that any transactions would be consummated.


LOCAL MARKETING AGREEMENTS

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


USE OF DIGITAL TELEVISION TECHNOLOGY

     The Company believes that television broadcasting may be enhanced significantly by the development and increased availability of digital broadcasting service technology. This technology has the potential to permit the Company to provide viewers multiple channels of digital television over each of its existing standard channels, to provide certain programming in a high definition television format ("HDTV") and to deliver various forms of data, including data on the Internet, to home and business computers. These additional capabilities may provide the Company with additional sources of revenue although the Company may be required to incur significant additional costs in connection therewith. The Company is currently considering plans to provide HDTV programming, to provide multiple channels of television including the provision of additional broadcast programming and transmitted data on a subscription basis, and to continue its current TV program channels on its allocated digital television ("DTV") channels. The Company does not believe the adoption of an HDTV format will provide any significant economic benefits to the Company. The FCC granted authority for the Company to conduct experimental DTV multicasting operations in Baltimore, Maryland. In June 1998, the Company successfully linked the bandwidths of the two Baltimore television stations it owns or programs, demonstrating the ability to provide multiple channel options. The test demonstrated that either manufacturers must make improvements in digital receivers or the DTV frequency standards must be improved to achieve broadcast parity with the analog signal.

     The 1996 Act allows the FCC to charge a spectrum fee to broadcasters who use the digital spectrum to offer subscription-based services, and the FCC has ruled that broadcasters shall be required to pay a fee of 5% of gross revenues on all subscription services. The Company cannot predict what future actions the FCC or Congress might take with respect to DTV, nor can it predict the effect of the FCC's present DTV implementation plan or such future actions on the Company's business. DTV technology currently is available in some of the top ten viewing markets. A successful transition from the current analog broadcast format to a digital format may take many years. There can be no assurance that the Company's efforts to take advantage of the new technology will be commercially successful.

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

     License Grant and Renewal. Television and radio stations operate pursuant to broadcasting licenses that are granted by the FCC for maximum terms of eight years and are subject to renewal upon application to the FCC. During certain periods when renewal applications are pending, petitions to deny license renewals can be filed by interested parties, including members of the public. The FCC will generally grant a renewal application if it finds: (i) that the station has served the public interest, convenience and necessity; (ii) that there have been no serious violations by the licensee of the Communications Act or the rules and regulations of the FCC; and (iii) that there have been no other violations by the licensee of the Communications Act or the rules and regulations of the FCC that, when taken together, would constitute a pattern of abuse.

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

Ownership Matters
-----------------

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

     To obtain the FCC's prior consent to assign a broadcast license or transfer control of a broadcast licensee, appropriate applications must be filed with the FCC. If the application involves a "substantial change" in ownership or control, the application must be placed on public notice for a period of approximately 30 days during which petitions to deny the application may be filed by interested parties, including members of the public. If the application does not involve a "substantial change" in ownership or control, it is a "pro forma" application. The "pro forma" application is not subject to petitions to deny or a mandatory waiting period, but is nevertheless subject to having informal objections filed against it. If the FCC grants an assignment or transfer application, interested parties have approximately 30 days from public notice of the grant to seek reconsideration or review of the grant. Generally, parties that do not file initial petitions to deny or informal objections against the application face difficulty in seeking reconsideration or review of the grant. The FCC normally has approximately an additional 10 days to set aside such grant on its own motion. When passing on an assignment or transfer application, the FCC is prohibited from considering whether the public interest might be served by an assignment or transfer to any party other than the assignee or transferee specified in the application.

     The FCC generally applies its ownership limits to "attributable" interests held by an individual, corporation, partnership or other association. In the case of corporations holding, or through subsidiaries controlling, broadcast licenses, the interests of officers, directors and those who, directly or indirectly, have the right to vote 5% or more of the corporation's stock (or 10% or more of such stock in the case of insurance companies, investment companies and bank trust departments that are passive investors) are generally attributable, except that, in general, no minority voting stock interest will be attributable if there is a single holder of more than 50% of the outstanding voting power of the corporation. The FCC has a pending rulemaking proceeding that, among other things, seeks comment on whether the FCC should modify its attribution rules by (i) raising the attribution stock benchmark from 5% to 10%;
(ii) raising the attribution stock benchmark for passive investors from 10% to 20%; (iii) restricting the availability of the single majority shareholder exemption; and (iv) attributing certain interests such as non-voting stock, debt and certain holdings by limited liability corporations in certain circumstances. More recently, the FCC has solicited comment on proposed rules that would (i) treat an otherwise nonattributable equity or debt interest in a licensee as an attributable interest where the interest holder is a program supplier or the owner of a broadcast station in the same market and the equity and/or debt holding is greater than a specified benchmark; (ii) treat a licensee of a television station which, under an LMA, brokers more than 15% of the time on another television station serving the same market, as having an attributable interest in the brokered station; and (iii) in certain circumstances, treat the licensee of a broadcast station that sells advertising time on another station in the same market pursuant to a JSA as having an attributable interest in the station whose advertising is being sold. The Company cannot predict the outcome of this proceeding or how it will affect the business. However, if the proposal were adopted without excluding existing LMAs and JSAs, the proposals could require the Company to dispose or otherwise alter its LMA and JSA relationships.

     Under its "cross-interest" policy, the FCC considers certain "meaningful" relationships among competing media outlets in the same market, even if the ownership rules do not specifically prohibit the relationship. Under this policy, the FCC may consider significant equity interests combined with an attributable interest in a media outlet in the same market, joint ventures, and common key employees among competitors. The cross-interest policy does not necessarily prohibit all of these interests, but requires that the FCC consider whether, in a particular market, the "meaningful" relationships between competitors could have a significant adverse effect upon economic competition and program diversity. Heretofore, the FCC has not applied its cross-interest policy to LMAs and JSAs between broadcast stations. In its ongoing rulemaking proceeding concerning the attribution rules, the FCC has sought comment on, among other things, (i) whether the cross-interest policy should be applied only in smaller markets, and (ii) whether non-equity financial relationships such as debt, when combined with multiple business interrelationships such as LMAs and JSAs, raise concerns under the cross-interest policy. Moreover, in its most recent proposals in its ongoing attribution rulemaking proceeding, the FCC has proposed treating television LMAs, television and radio JSAs, and presently nonattributable debt or equity interests as attributable interests in certain circumstances without regard to the cross-interest policy. The Company cannot predict the outcome of this rulemaking.

     The Communications Act prohibits the issuance of broadcast licenses to, or the holding of a broadcast license by, any corporation of which more than 20% of the capital stock is owned of record or voted by non-U.S. citizens or their representatives or by a foreign government or a representative thereof, or by any corporation organized under the laws of a foreign country (collectively, "Aliens"). The Communications Act also authorizes the FCC, if the FCC determines that it would be in the public interest, to prohibit the issuance of a broadcast license to, or the holding of a broadcast license by, any corporation directly or indirectly controlled by any other corporation of which more than 25% of the capital stock is owned of record or voted by Aliens. The Company has been advised that the FCC staff has interpreted this provision to require a finding that such grant or holding would be in the public interest before a broadcast license may be granted to or held by any such corporation and that the FCC staff has made such a finding only in limited circumstances. The FCC has issued interpretations of existing law under which these restrictions in modified form apply to other forms of business organizations, including partnerships. As a result of these provisions, the licenses granted to Subsidiaries of the Company by the FCC could be revoked if, among other restrictions imposed by the FCC, more than 25% of the Company's stock were directly or indirectly owned or voted by Aliens. The Company and the Subsidiaries are domestic corporations, and the members of the Smith family (who together hold over 90% of the common voting rights of the Company) are all United States citizens. The Amended and Restated Articles of Incorporation of the Company (the "Amended Certificate") contain limitations on Alien ownership and control that are substantially similar to those contained in the Communications Act. Pursuant to the Amended Certificate, the Company has the right to repurchase Alien-owned shares at their fair market value to the extent necessary, in the judgment of the Board of Directors, to comply with the Alien ownership restrictions.

TELEVISION

     National Ownership Rule. Pursuant to the 1996 Act no individual or entity may have an attributable interest in television stations reaching more than 35% of the national television viewing audience. Historically, VHF stations have shared a larger portion of the market than UHF stations. Therefore, only half of the households in the market area of any UHF station are included when calculating whether an entity or individual owns television stations reaching more than 35% of the national television viewing audience. All but seven of the stations owned and operated by the Company, or to which the Company provides programming services, are UHF. Upon completion of all pending acquisitions and dispositions, the Company will reach approximately 14% of U.S. television households using the FCC's method of calculation.

     Duopoly Rule. On a local level, the television "duopoly" rule generally prohibits a single individual or entity from having an attributable interest in two or more television stations with overlapping Grade B service areas. While the 1996 Act did not eliminate the TV duopoly rule, it did direct the FCC to initiate a rulemaking proceeding to determine whether to retain, modify, or eliminate the rule. The FCC has pending a rulemaking proceeding in which it has proposed, among other options, to modify the television duopoly rule to permit the common ownership of television stations in different DMAs, so long as the Grade A signal contours of the stations do not overlap. Pending resolution of its rulemaking proceeding, the FCC has adopted an interim waiver policy that permits the common ownership of television stations in different DMAs with no overlapping Grade A signal contours, conditioned on the final outcome of the rulemaking proceeding. The FCC has also sought comment on whether common ownership of two television stations in a market should be permitted (i) where one or more of the commonly owned stations is UHF, (ii) where one of the stations is in bankruptcy or has been off the air for a substantial period of time and (iii) where the commonly owned stations have very small audience or advertising shares, are located in a very large market, and/or a specified number of independently owned media voices would remain after the acquisition. The Company cannot predict the outcome of the proceeding in which such changes are being considered.

     Local Marketing Agreements. A number of television stations, including certain of the Company's stations, have entered into what have commonly been referred to as local marketing agreements or LMAs. While these agreements may take varying forms, pursuant to a typical LMA, separately owned and licensed television stations agree to enter into cooperative arrangements of varying sorts, subject to compliance with the requirements of antitrust laws and with the FCC's rules and policies. Under these types of arrangements, separately owned stations could agree to function cooperatively in terms of programming, advertising sales, etc., subject to the requirement that the licensee of each station maintain independent control over the programming and operations of its own station. One typical type of LMA is a programming agreement between two separately owned television stations serving a common service area, whereby the licensee of one station programs substantial portions of the broadcast day on the other licensee's station, subject to ultimate editorial and other controls being exercised by the latter licensee, and sells advertising time during such program segments. Such arrangements are an extension of the concept of "time brokerage" agreements, under which a licensee of a station sells blocks of time on its station to an entity or entities which program the blocks of time and which sell their own commercial advertising announcements during the time periods in question. The staff of the FCC's Mass Media Bureau has held that LMAs are not contrary to the Communications Act, provided that the licensee of the station which is being substantially programmed by another entity maintains complete responsibility for and control over programming and operations of its broadcast station and assures compliance with applicable FCC rules and policies.

     At present, FCC rules permit television station LMAs, and the licensee of a television station brokering time on another television station is not considered to have an attributable interest in the brokered station. However, in connection with its ongoing rulemaking proceeding regarding the television duopoly rule, the FCC has proposed to adopt rules providing that the licensee of a television station which brokers more than 15% of the time on another television station serving the same market would be deemed to have an attributable interest in the brokered station for purposes of the national and local multiple ownership rules. If a brokered station is deemed to be attributable, the presence of a station brokered by the owner of another station in the market would violate the FCC's duopoly rule.


     The TV duopoly rule currently prevents the Company from acquiring the licenses of television stations with which it has LMAs in those markets where the Company owns a television station. As a result, if the FCC were to adopt rules that would make such interests attributable without modifying its current prohibitions against the ownership of more than one television station in a market, the Company could be prohibited from entering into such arrangements with other stations in markets in which it owns television stations and could be required to terminate existing LMA arrangements. The FCC has proposed that LMAs in force prior to November 5, 1996 would be permitted to continue until the original term of the agreement expires. Of the Company's 22 LMAs in markets where the Company owns or is expected to acquire another station, 15 were entered into after adoption of the 1996 Act (and two additional LMAs were assumed by the Company after adoption of the Act) and 12 were entered into after November 5, 1996 (and the license rights under one additional LMA were assumed by a third party after November 5, 1996). However, the FCC currently is reviewing its LMA policy, and while Congress, pursuant to the 1996 Act, stated that existing LMAs should generally be grandfathered, the Company cannot predict whether any of its LMAs will be grandfathered. The Company could be required to terminate even those LMAs that were in effect prior to the date of enactment of the 1996 Act or prior to November 5, 1996. In such an event, the Company could be required to pay termination penalties under certain of such LMAs. Further, if the FCC were to find, in connection with any of the Company's LMAs, that the owners/licensees of the stations with which the Company has LMAs failed to maintain control over their operations as required by FCC rules and policies, the licensee of the LMA station and/or the Company could be fined or set for hearing, the outcome of which could be a monetary forfeiture or, under certain circumstances, loss of the applicable FCC license. The Company is unable to predict the ultimate outcome of possible changes to these FCC rules and the impact such FCC rules may have on its broadcasting operations.


RADIO

     National Ownership Rule. Pursuant to the 1996 Act, there are no limits on the number of radio stations a single individual or entity may own nationwide.


     Local Ownership Rules. Pursuant to the 1996 Act, the limits on the number of radio stations one entity may own locally are as follows: (i) in a market with 45 or more commercial radio stations, an entity may own up to eight commercial radio stations, not more than five of which are in the same service (AM or FM); (ii) in a market with between 30 and 44 (inclusive) commercial radio stations, an entity may own up to seven commercial radio stations, not more than four of which are in the same service; (iii) in a market with between 15 and 29 (inclusive) commercial radio stations, an entity may own up to six commercial radio stations, not more than four of which are in the same service; and (iv) in a market with 14 or fewer commercial radio stations, an entity may own up to five commercial radio stations, not more than three of which are in the same service, except that an entity may not own more than 50% of the stations in such market. These numerical limits apply regardless of the aggregate audience share of the stations sought to be commonly owned. FCC ownership rules continue to permit an entity to own one FM and one AM station in a local market regardless of market size. Irrespective of FCC rules governing radio ownership, however, the DOJ and the Federal

Trade Commission have the authority to determine, and in certain recent radio transactions have determined, that a particular transaction presents antitrust concerns. Moreover, in certain recent cases the FCC has publicly announced that it will independently examine issues of market concentration notwithstanding a transaction's compliance with the numerical station limits. The FCC has also indicated that it may propose further revisions to its radio multiple ownership rules.

     Local Marketing Agreements. As in television, a number of radio stations have entered into LMAs. The FCC's multiple ownership rules specifically permit radio station LMAs to be entered into and implemented, so long as the licensee of the station which is being programmed under the LMA maintains complete responsibility for and control over programming and operations of its broadcast station and assures compliance with applicable FCC rules and policies. For the purposes of the multiple ownership rules, in general, a radio station being programmed pursuant to an LMA by an entity is not considered an attributable ownership interest of that entity unless that entity already owns a radio station in the same market. However, a licensee that owns a radio station in a market, and brokers more than 15% of the time on another station serving the same market (i.e. a station whose principal community contour overlaps that of the owned market), is considered to have an attributable ownership interest in the brokered station for purposes of the FCC's multiple ownership rules. As a result, in a market in which the Company owns a radio station, the Company would not be permitted to enter into an LMA with another local radio station which it could not own under the local ownership rules, unless the Company's programming constituted 15% or less of the other local station's programming time on a weekly basis. The FCC's rules also prohibit a broadcast licensee from simulcasting more than 25% of its programming on another station in the same broadcast service (i.e., AM-AM or FM-FM) through a time brokerage or LMA arrangement where the brokered and brokering stations serve substantially the same area.

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

     Radio/Television Cross-Ownership Rule. The FCC's radio/television cross-ownership rule (the "one to a market" rule) generally prohibits a single individual or entity from having an attributable interest in a television station and a radio station serving the same market. However, in each of the 25 largest local markets in the United States, provided that there remain at least 30 separately owned television and radio stations in the particular market after the acquisition in question, the FCC has traditionally employed a policy that presumptively allows waivers of the one to a market rule to permit the common ownership of one AM, one FM and one TV station in the market. The 1996 Act directs the FCC to extend this policy to each of the top 50 markets. Moreover, the FCC has pending a rulemaking proceeding in which it has solicited comment on the implementation of this policy and whether the one to a market rule should be eliminated altogether. The Company has pending several requests for waivers of the one to a market rule in connection with (1) its applications to acquire a television station in the Sullivan Acquisition in a market where the Company owns radio stations and (2) its application to acquire a radio station from WPNT, Inc. in a market where the Company owns a television station.

     However, the FCC does not apply its presumptive waiver policy in cases involving the common ownership of one television station, and two or more radio stations in the same service (AM or FM), in the same market. Pending its ongoing rulemaking proceeding to reexamine the one to a market rule, the FCC has stated that it will consider waivers of the rule in such instances on a case-by-case basis, considering (i) the public service benefits that will arise from the joint operation of the facilities such as economies of scale, cost savings and programming and service benefits; (ii) the types of facilities involved; (iii) the number of media outlets owned by the applicant in the relevant market; (iv) the financial difficulties of the stations involved; and (v) the nature of the relevant market in light of the level of competition and diversity after joint operation is implemented. Waiver requests involving the common ownership of more than two same service radio stations in the same market generally are granted, but are temporary and conditioned on the outcome of the rulemaking proceeding. The Company obtained such temporary, conditional waivers of the one to a market rule in connection with its acquisition of the Heritage radio stations in the Kansas City and St. Louis markets, in connection with its acquisition of the Max Media radio stations in the Norfolk market, and in connection with its acquisition of Keymarket and Spartan Broadcasting stations in the Greenville/Spartanburg market.

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


Must-Carry/Retransmission Consent
---------------------------------

     Pursuant to the Cable Act of 1992, television broadcasters are required to make triennial elections to exercise either certain "must-carry" or "retransmission consent" rights in connection with their carriage by cable systems in each broadcaster's local market. By electing the must-carry rights, a broadcaster demands carriage on a specified channel on cable systems within its Area of Dominant Influence, in general as defined by the Arbitron 1991-92 Television Market Guide. These must-carry rights are not absolute, and their exercise is dependent on variables such as (i) the number of activated channels on a cable system; (ii) the location and size of a cable system; and (iii) the amount of programming on a broadcast station that duplicates the programming of another broadcast station carried by the cable system. Therefore, under certain circumstances, a cable system may decline to carry a given station. Alternatively, if a broadcaster chooses to exercise retransmission consent rights, it can prohibit cable systems from carrying its signal or grant the appropriate cable system the authority to retransmit the broadcast signal for a fee or other consideration. In October 1996, the Company elected must-carry or retransmission consent with respect to each of its non-Fox affiliated stations based on its evaluation of the respective markets and the position of the Company's owned or programmed station(s) within the market. The Company's stations continue to be carried on all pertinent cable systems, and the Company does not believe that its elections have resulted in the shifting of its stations to less desirable cable channel locations. The Company's stations affiliated with Fox granted Fox their proxies to negotiate retransmission consent with the cable systems. The agreements negotiated by Fox extend only through May of 1999. Therefore, subject to Fox's approval, the Company will need to negotiate retransmission consent agreements for these Fox-affiliated stations to attain carriage on those relevant cable systems for the balance of this triennial period (i.e., through December 31, 1999). For subsequent elections beginning with the election to be made by October 1, 1999, the must-carry market will be the station's DMA, in general as defined by the Nielsen DMA Market and Demographic Rank Report of the prior year.

     The FCC has initiated a rulemaking proceeding to consider whether to apply must-carry rules to require cable companies to carry both the analog and digital signals of local broadcasters during the DTV transition period between 2002 and 2006 when television stations will be broadcasting both signals. If the FCC does not require DTV must-carry, cable customers in the Company's broadcast markets may not receive the station's digital signal, which could have an adverse affect on the Company.

Syndicated Exclusivity/Territorial Exclusivity
----------------------------------------------

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

Restrictions on Broadcast Advertising
-------------------------------------

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

     The FCC has imposed commercial time limitations in children's television programming pursuant to legislation. In television programs designed for viewing by children of 12 years of age and under, commercial matter is limited to 12 minutes per hour on weekdays and 10.5 minutes per hour on weekends. In granting renewal of the license for WBFF-TV, the FCC imposed a fine of $10,000 on the Company alleging that the station had exceeded these limitations. The Company has appealed this fine and the appeal is pending. In granting renewal of the license for WTTV-TV and WTTK-TV, stations that the Company programs pursuant to an LMA, the FCC imposed a fine of $15,000 on WTTV-TV and WTTK-TV's licensee alleging that the stations had exceed these limitations.

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

Programming and Operation
-------------------------

     General. The Communications Act requires broadcasters to serve the "public interest." The FCC has relaxed or eliminated many of the more formalized procedures it had developed in the past to promote the broadcast of certain types of programming responsive to the needs of a station's community of license. FCC licensees continue to be required, however, to present programming that is responsive to their communities' issues, and to maintain certain records demonstrating such responsiveness. Complaints from viewers concerning a station's programming may be considered by the FCC when it evaluates renewal applications of a licensee, although such complaints may be filed at any time and generally may be considered by the FCC at any time. Stations also must pay regulatory and application fees, and follow various rules promulgated under the Communications Act that regulate, among other things, political advertising, sponsorship identifications, the advertisement of contests and lotteries, obscene and indecent broadcasts, and technical operations, including limits on radio frequency radiation. Certain of the FCC's rules that required licensees to develop and implement affirmative action programs designed to promote equal employment opportunities and the annual submission of reports to the FCC with respect to those matters were found unconstitutional by the U.S. Court of Appeals. The FCC has initiated a rulemaking to revise these rules.

     Children's Television Programming. Pursuant to rules adopted in 1996 television stations are required to broadcast a minimum of three hours per week of "core" children's educational programming, which the FCC defines as programming that (i) has serving the educational and informational needs of children 16 years of age and under as a significant purpose; (ii) is regularly scheduled, weekly and at least 30 minutes in duration; and (iii) is aired between the hours of 7:00 a.m. and 10:00 p.m. Furthermore, "core" children's educational programs, in order to qualify as such, are required to be identified as educational and informational programs over the air at the time they are broadcast, and are required to be identified in the children's programming reports required to be placed in stations' public inspection files. Additionally, television stations are required to identify and provide information concerning "core" children's programming to publishers of program guides and listings.

     Television Violence. The 1996 Act contains a number of provisions relating to television violence. First, pursuant to the 1996 Act, the television industry has developed a ratings system which the FCC has approved. Furthermore, also pursuant to the 1996 Act, the FCC has adopted rules requiring certain television sets to include the so-called "V-chip," a computer chip that allows blocking of rated programming. Under these rules, half of television receiver models with picture screens 13 inches or greater will be required to have the "V-chip," by July 1, 1999, and all such models will be required to have the "V-chip" by January 1, 2000. In addition, the 1996 Act requires that all television license renewal applications filed after May 1, 1995 contain summaries of written comments and suggestions received by the station from the public regarding violent programming.

     Closed  Captioning.  The FCC has adopted rules that require  generally that
(i) 100% of all new programming first published or exhibited on or after January 1, 1998 must be closed captioned within eight years, and (ii) 75% of "old" programming which first aired prior to January 1, 1998 must be closed captioned within 10 years, subject to certain exemptions.

Digital Television
------------------

     The FCC has taken a number of steps to implement DTV broadcasting service in the United States. In December 1996, the FCC adopted a DTV broadcast standard and, in April 1997, adopted decisions in several pending rulemaking proceedings that establish service rules and a plan for implementing DTV. The FCC adopted a DTV Table of Allotments that provides all authorized television stations with a second channel on which to broadcast a DTV signal. The FCC made slight revisions to the DTV rules and table of allotments in acting upon a number of appeals in the DTV proceeding. The FCC has attempted to provide DTV coverage areas that are comparable to stations' existing service areas. The FCC has ruled that television broadcast licensees may use their digital channels for a wide variety of services such as high-definition television, multiple standard definition television programming, audio, data, and other types of communications, subject to the requirement that each broadcaster provide at least one free video channel equal in quality to the current technical standard and further subject to the requirement that broadcasters pay a fee of 5% of gross revenues on all DTV subscription services.

     DTV channels will generally be located in the range of channels from channel 2 through channel 51. The FCC is requiring that affiliates of ABC, CBS, Fox and NBC in the top 10 television markets begin digital broadcasting by May 1, 1999, that affiliates of these networks in markets 11 through 30 begin digital broadcasting by November 1999 and that all other stations begin digital broadcasting by May 1, 2002. The majority of the Company's stations are required to commence digital operations by May 1, 2002. Applications for such facilities are required to be filed by November 1, 1999. The Company has already filed these applications for five of its stations and plans to begin broadcasting digital signals at four of its stations in Baltimore, Sacramento, St. Louis and Pittsburgh by the end of 1999. The FCC's plan calls for the DTV transition period to end in the year 2006, at which time the FCC expects that television broadcasters will cease non-digital broadcasting and return one of their two channels to the government, allowing that spectrum to be recovered for other uses. Under the Balanced Budget Act, however, the FCC is authorized to extend the December 31, 2006 deadline for reclamation of a television station's non-digital channel if, in any given case: (i) one or more television stations affiliated with ABC, CBS, NBC or Fox in a market is not broadcasting digitally, and the FCC determines that such stations have "exercised due diligence" in attempting to convert to digital broadcasting; or (ii) less than 85% of the television households in the station's market subscribe to a multichannel video service (cable, wireless cable or direct-to-home broadcast satellite television ("DBS")) that carries at least one digital channel from each of the local stations in that market; or (iii) less than 85% of the television households in the market can receive digital signals off the air using either a set-top converter box for an analog television set or a new DTV television set. The Balanced Budget Act also directs the FCC to auction the non-digital channels by September 30, 2002 even though they are not to be reclaimed by the government until at least December 31, 2006. The Balanced Budget Act also permits broadcasters to bid on the non-digital channels in cities with populations greater than 400,000, provided the channels are used for DTV. Thus, it is possible a broadcaster could own two channels in a market. The FCC has initiated separate proceedings to consider the surrender of existing television channels and how these frequencies will be used after they are eventually recovered from broadcasters. Additionally, the FCC has initiated a separate proceeding to consider to what extent the cable must-carry requirements will apply to DTV signals.

     Implementation of digital television will improve the technical quality of television signals received by viewers. Under certain circumstances, however, conversion to digital operation may reduce a station's geographic coverage area or result in some increased interference. The FCC's DTV allotment plan allows present UHF stations that move to DTV channels considerably less signal power than present VHF stations that move to UHF DTV channels. While the 1998 orders of the FCC present current UHF stations with some options to overcome this disparity, it is unknown whether the Company will benefit from such options. Additionally, the DTV transmission standard adopted by the FCC may not allow certain stations to provide a DTV signal of adequate strength to be reliably received by certain viewers using inside television set antennas. Implementation of digital television will also impose substantial additional costs on television stations because of the need to replace equipment and because some stations will need to operate at higher utility costs and there can be no assurance that the Company's television stations will be able to increase revenue to offset such costs. The Company is currently considering plans to provide HDTV, to provide multiple channels of television including the provision of additional broadcast programming and transmitted data on a subscription basis, and to continue its current TV program channels on its allocated DTV channels. The 1996 Act allows the FCC to charge a spectrum fee to broadcasters who use the digital spectrum to offer subscription-based services. The FCC ruled that broadcasters are subject to the requirement to pay a fee of 5% of gross revenues on all subscription services. The FCC is also considering imposing new public interest requirements on television licensees in exchange for their receipt of DTV channels. In addition, Congress has held hearings on broadcasters' plans for the use of their digital spectrum.A governmental commission was appointed to consider whether additional public service obligations should be imposed on television broadcasters. The commission issued its report in December 1998 making several non-binding recommendations, including that broadcasters voluntarily provide five minutes of free air time per evening to political candidates for thirty days prior to an election. The Company cannot predict the impact of such recommendations or what future actions the FCC might take with respect to DTV, nor can it predict the effect of the FCC's present DTV implementation plan or such future actions on the Company's business.

Proposed Changes
----------------

     The Congress and the FCC have under consideration, and in the future may consider and adopt, new laws, regulations and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation, ownership and profitability of the Company's broadcast stations, result in the loss of audience share and advertising revenues for the Company's broadcast stations, and affect the ability of the Company to acquire additional broadcast stations or finance such acquisitions. In addition to the changes and proposed changes noted above, such matters may include, for example, the license renewal process, spectrum use fees, political advertising rates, potential restrictions on the advertising of certain products (beer, wine and hard liquor, for example), and the rules and policies to be applied in enforcing the FCC's equal employment opportunity regulations. Other matters that could affect the Company's broadcast properties include technological innovations and developments generally affecting competition in the mass communications industry, such as direct radio and television broadcast satellite service, the continued establishment of wireless cable systems and low power television stations, digital television and radio technologies, the Internet and the advent of telephone company participation in the provision of video programming service.

Other Considerations
--------------------

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


COMPETITION

     The Company's television and radio stations compete for audience share and advertising revenue with other television and radio stations in their respective DMAs or MSAs, as well as with other advertising media, such as newspapers, magazines, outdoor advertising, transit advertising, yellow page directories, direct mail and local cable and wireless cable systems. Some competitors are part of larger organizations with substantially greater financial, technical and other resources than the Company.

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

     Broadcast television stations compete for advertising revenues primarily with other broadcast television stations, radio stations, cable channels, and cable system operators serving the same market. Traditional network programming generally achieves higher household audience levels than Fox, WB and UPN programming and syndicated programming aired by independent stations. This can be attributed to a combination of factors, including the traditional networks' efforts to reach a broader audience, generally better signal carriage available when broadcasting over VHF channels 2 through 13 versus broadcasting over UHF channels 14 through 69 and the higher number of hours of traditional network programming being broadcast weekly. However, greater amounts of advertising time are available for sale during Fox, UPN and WB programming and non-network syndicated programming, and as a result the Company believes that the Company's programming typically achieves a share of television market advertising revenues greater than its share of the market's audience.

     Television stations compete for audience share primarily on the basis of program popularity, which has a direct effect on advertising rates. A large amount of the Company's prime time programming is supplied by Fox and to a lesser extent WB, UPN, ABC, NBC and CBS. In those periods, the Company's affiliated stations are totally dependent upon the performance of the networks' programs in attracting viewers. Non-network time periods are programmed by the station primarily with syndicated programs purchased for cash, cash and barter, or barter-only, and also through self-produced news, public affairs and other entertainment programming.

     Television advertising rates are based upon factors which include the size of the DMA in which the station operates, a program's popularity among the viewers that an advertiser wishes to attract, the number of advertisers competing for the available time, the demographic makeup of the DMA served by the station, the availability of alternative advertising media in the DMA including radio and cable, the aggressiveness and knowledge of sales forces in the DMA and development of projects, features and programs that tie advertiser messages to programming. The Company believes that its sales and programming strategies allow it to compete effectively for advertising within its DMAs.

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

     The broadcasting industry is continuously faced with technical changes and innovations, the popularity of competing entertainment and communications media, changes in labor conditions, and governmental restrictions or actions of federal regulatory bodies, including the FCC, any of which could possibly have a material effect on a television station's operations and profits. There are sources of video service other than conventional television stations, the most common being cable television, which can increase competition for a broadcast television station by bringing into its market distant broadcasting signals not otherwise available to the station's audience, serving as a distribution system for national satellite-delivered programming and other non-broadcast programming originated on a cable system and selling advertising time to local advertisers. Other principal sources of competition include home video exhibition, DBS entertainment services and multichannel multipoint distribution services ("MMDS"). DBS and cable operators in particular are competing more aggressively than in the past for advertising revenues in our TV stations' markets. This competition could adversely affect our stations' revenues and performance in the future. Moreover, technology advances and regulatory changes affecting programming delivery through fiber optic telephone lines and video compression could lower entry barriers for new video channels and encourage the development of increasingly specialized "niche" programming. The 1996 Act permits telephone companies to provide video distribution services via radio communication, on a common carrier basis, as "cable systems" or as "open video systems," each pursuant to different regulatory schemes. The Company is unable to predict what other video technologies might be considered in the future, or the effect that technological and regulatory changes will have on the broadcast television industry and on the future profitability and value of a particular broadcast television station.

     The Company believes that television broadcasting may be enhanced significantly by the development and increased availability of DTV technology. This technology has the potential to permit the Company to provide viewers multiple channels of digital television over each of its existing standard channels, to provide certain programming in a high definition television format and to deliver various forms of data, including data on the Internet, to home and business computers. These additional capabilities may provide the Company with additional sources of revenue. The Company is currently considering plans to provide HDTV, to provide multiple channels of television including the provision of additional broadcast programming and transmitted data on a subscription basis, and to continue its current TV program channels on its allocated DTV channels. The Company has obtained FCC authority to conduct experimental DTV multicasting operations in Baltimore, Maryland. The 1996 Act allows the FCC to charge a spectrum fee to broadcasters who use the digital spectrum to offer subscription-based services. The FCC has ruled that broadcasters are required to pay a fee of 5% of gross revenues in all subscription services. In addition, Congress has held hearings on broadcasters' plans for the use of their digital spectrum. The Company cannot predict what future actions the FCC or Congress might take with respect to DTV, nor can it predict the effect of the FCC's present DTV implementation plan or such future actions on the Company's business. While DTV technology is currently available in some of the top ten viewing markets, a successful transition from the current analog broadcast format to a digital format may take many years. There can be no assurance that the Company's efforts to take advantage of the new technology will be commercially successful.

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

     The radio broadcasting industry is also subject to competition from new media technologies that are being developed or introduced, such as the delivery of audio programming by cable television systems and by digital audio broadcasting ("DAB"). DAB may provide a medium for the delivery by satellite or terrestrial means of multiple new audio programming formats to local and national audiences. Also, new technology has introduced the broadcast of radio programming over the Internet. This new capability may provide an additional source of competition in some of the Company's markets. Historically, the radio broadcasting industry has grown in terms of total revenues despite the introduction of new technologies for the delivery of entertainment and information, such as television broadcasting, cable television, audio tapes and compact disks. In addition, the FCC has initiated a rulemaking proceeding proposing to create a new lower power FM radio service, which may create new competition in some of our radio markets. There can be no assurance, however, that the development or introduction in the future of any new media technology will not have an adverse effect on the radio broadcast industry.

EMPLOYEES

     As of December 31, 1998, the Company had approximately 4,200 employees. With the exception of certain of the employees of KOVR-TV, KDNL-TV, WSYX-TV, WCHS-TV, and certain employees at radio stations in New Orleans and two radio stations in St. Louis, none of the employees is represented by labor unions under any collective bargaining agreement. No significant labor problems have been experienced by the Company, and the Company considers its overall labor relations to be good.

ITEM 2. PROPERTIES

     Generally, each of the Company's stations has facilities consisting of offices, studios and tower sites. Transmitter and tower sites are located to provide maximum signal coverage of the stations' markets. The following table generally describes the Company's principal owned and leased real property in each of its markets of operation:


                                                                                            APPROXIMATE
  TELEVISION PROPERTIES                  TYPE OF FACILITY AND USE                       OWNED OR LEASED(A)         SIZE (SQ. FEET)
------------------------ -------------------------------------------------------- ----------------------------- -------------------
Pittsburgh Market        Station Site for WPGH                                   Leased (expires 10/01/2028)                44,000
                         Space on WPGH Tower Site                                Leased (expires 02/23/2039)    On site of station

Baltimore Market         WBFF Studio and Company Offices                         Leased (expires 12/31/2010)                39,000
                         WBFF Parking Lot                                        Leased (monthly)                              N/A
                         Space on Main WBFF Tower for Antenna                    Leased (expires 06/01/2007)                   N/A
                         Space on Main WBFF Tower for Transmission Disks         Leased (expires 04/01/2011)                   N/A
                         Space on Main WBFF Tower for Receivers                  Leased (expires 08/01/2012)                   N/A

Milwaukee Market         WVTV                                                    Owned                                      37,800
                         Studio Site WVTV Transmitter                            Leased (expires 01/30/2030)                   N/A
                         Site Land WVTV  Transmitter Site Building               Owned                                       6,200
                         WCGV Transmitter Land & Bldg.                           Leased (expires 12/31/2029)                   N/A

Raleigh/Durham Market    WLFL/ WRDC Studio Site                                  Leased (expires 07/29/2021)                26,600
                         WLFL Tower Site Land                                    Leased (expires 12/31/2018)                 1,800

Columbus Market          WTTE Studio Site                                        Leased (expires 12/31/2002)                14,400
                         WTTE Office Space                                       Leased (expires 06/01/2003)                 4,500
                         WTTE Tower Site                                         Leased (monthly)                            1,000
                         WSYX Studio & Office Site                               Owned                             51,680 (bldg.)/
                                                                                                                 1.126/1.901 acres
                                                                                                                             (land
                         WSYX Main Transmitter (tower & bldg.)                   Owned                                       1,344
                         WSYX Main Transmitter (land)                            Leased (expires 4/28/2002)               20 acres
                         WSYX Repeater Site (1)                                  Leased (expires 7/31/1999)                    N/A
                         WSYX Repeater Site (2)                                  Leased (Monthly)                              N/A

Norfolk Market           WTVZ Studio Site                                        Leased (expires 07/31/1999)                15,000
                         Space on WHRD Tower                                     Leased (expires 09/30/1999)                   N/A

Birmingham Market        WTTO Tower and Old WTTO Studio                          Owned                                       9,500
                         WTTO Studio Site                                        Leased (expires 1/31/2016)                  9,750
                         WABM Studio Site                                        Leased (expires 1/31/2016)                  9,750
                         WABM Tower/Lot                                          Owned                                    35 acres
                         WDBB Transmitter Site                                   Leased (monthly)                              678
                         WDBB Tower/Lot                                          Owned                                   160 acres

Flint/Saginaw/Bay City   WSMH Studio & Office Site                               Owned                                      13,800
 Market                  WSMH Transmitter Site                                   Leased (expires 11/13/2004)                   N/A

Kansas City Market       KSMO Studio & Office Site                               Leased (expires 02/28/2011)                11,055
                         KSMO Transmitter Building                               Leased (expires 12/10/2020)                 1,200

Cincinnati Market        WSTR Studio & Office Site                               Owned                                      14,800
                         WSTR Transmitter Site                                   Leased (monthly)                            6,600
                         W66AQ Translator                                        Owned                                         N/A

Peoria Market            WYZZ Studio & Office Site                               Owned                                       6,000
                         WYZZ Transmitter Site -- real property only             Leased (expires 12/01/2001)                   N/A
                         WYZZ Transmitter  Site -- tower, transmitter,           Owned                               1,100 (bldg.)
                             building, and equipment
                         WYZZ Sales Office                                       Leased (expires 8/31/1999)                  1,800

Oklahoma City Market     KOCB Studio & Office Site                                Owned                                      12,000

                                                                                                               APPROXIMATE
     TELEVISION PROPERTIES              TYPE OF FACILITY AND USE               OWNED OR LEASED(A)            SIZE (SQ. FEET)
------------------------------ ----------------------------------------- ----------------------------- --------------------------
                               KOCB Transmitter Site                     Owned                                  Included above
                               KOKH Studio, Office & Transmitter Site    Owned                                          27,000
                               KOCB/KOKH Relay and Translator Site 4     Leased (expires 12/31/2004)                       N/A

Lexington Market               WDKY Studio & Office Site                 Leased (expires 12/31/2010)                    12,771
                               WDKY Transmitter Site                     Owned                                           2,900

Indianapolis Market            WTTV/WTTK Studio & Office Site (bldg.)    Owned                                          19,900
                               WTTV/WTTK Studio & Office Site (lot)      Owned                                      18.5 acres
                               WTTV Transmitter Site/lot                 Owned                               2,730/41.25 acres
                               WTTK Transmitter Site/lot                 Owned                                    800/30 acres
                               Bloomington microwave site (bldg.)        Owned                                             216
                               Bloomington microwave site (land)         Leased (expires 07/05/2077)                       216

Sacramento Market              KOVR Studio & Office Site                 Owned                                          42,600
                               KOVR Stockton Office Site                 Leased (expires 03/31/1999)                     1,000
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

San Antonio Market             KABB/KRRT Studio & Office Site            Owned by KABB                                  22,460
                               KABB Transmitter bldg/tower/land          Owned by KABB                              1200/1200/
                                                                                                                  35.562 acres
                               KRRT Transmitter land                     Leased (expires 06/30/2007)             103.854 acres

Asheville/Spartanburg          Market WFBC/WLOS Studio & Office Site     Owned by WLOS                                  28,000
                               WLOS Transmitter tower, bldg, land        Leased (expires 12/31/2001)         2,625 (bldg.)/3.5
                                                                                                                  acres (land)

                               WFBC Transmitter Site                     Owned by WFBC                              45.6 acres

St. Louis Market               KDNL Studio & Office (Lot)                Owned                                          53,550
                               KDNL Studio & Office (building)           Owned                                     41,372 (TV)
                               KDNL Transmitter Site (2 buildings)       Owned                                   1,600 & 1,330

Des Moines Market              KDSM Studio & Office Site                 Owned                                          13,000
                               KDSM Transmitter bldg/tower               Owned                                           2,000
                               KDSM Transmitter land                     Leased (expires 11/08/2034)                  40 acres
                               KDSM Translator tower/shed                Leased (expires 12/31/1998)                        48

Las Vegas Market               KVWB Studio & Office Site                 Leased (expires 6/26/99)                       14,000
                               KVWB Transmitter Site                     Owned                                       .04 acres
                               KVWB Microwave Relay Site (1)             Leased (expires 1/31/2002)                        N/A
                               KVWB Microwave Relay Site (2)             Leased (expires 10/01/2006)                       N/A
                               KVWB Microwave Relay Site (3)             Leased (expires 10/31/2002)                       N/A
                               KVWB Translator Site                      Leased (expires 6/30/2000)                        N/A
                               KFBT Transmitter Site                     Leased (expires 4/01/2008)                        N/A

Minneapolis Market             KMWB Studio & Office Site                 Leased (expires 11/30/2002)                    21,000
                               KMWB Transmitter Site                     Owned                                   1,984 (bldg.)

Nashville Market               WZTV Studio & Office Site                 Owned                             20,000 (bldg.)/2.60
                                                                                                                  acres (land)
                               WZTV Transmitter Site                     Leased (expires 1/12/2003)              2,050 (bldg.)
                               WUXP Studio & Office Site (same as WZTV)
                               WUXP Transmitter Site Land                Leased (expires 1/12/2003)                45.49 acres
                               WUXP Transmitter Site Building            Owned                                             900

Buffalo Market                 WUTV Studio, Office & Transmitter Site    Owned                                 14,750 (bldg.)/
                                                                                                            20.40 acres (land)

                                                                                                                APPROXIMATE
     TELEVISION PROPERTIES              TYPE OF FACILITY AND USE                OWNED OR LEASED(A)            SIZE (SQ. FEET)
------------------------------ ------------------------------------------ ----------------------------- --------------------------
                               WUTV Transmitter Land & Building           Owned                                  25 acres (land)/
                                                                                                                     1,150 (bldg)
Greensboro/Winston-            WXLV/WUPN Studio & Office Site             Leased (expires 10/31/2003)              9,700 (bldg.)/
 Salem/Highpoint Market                                                                                          .625acres (land)
                               WXLV/WUPN Business & Sales Offices         Leased (expires 10/31/2005)              5,000 (bldg.)/
                                                                                                               1.261 acres (land)
                               WXLV Transmitter Site Building             Owned                                             1,830
                               WXLV Transmitter Site Land                 Leased (expires 10/31/2003)                   9.4 acres
                               WXLV Microwave Relay Site                  Leased (expires 9/30/2000)                          N/A
                               WUPN Transmitter Site                      Leased (expires 4/26/2001)                          N/A
Dayton Market                  WKEF Studio, Office and Transmitter Site   Owned                         2.940/37.970 acres (land)
                               WRGT Studio, Office & Transmitter Site     Owned                                   20 acres (land)
Charleston/Huntingdon Market   WCHS Studio & Office Site                  Owned                                   41,892 (bldg.)/
                                                                                                                1.25 acres (land)
                               WCHS Sales Office                          Leased (expires 6/1999)                           2,000
                               WCHS Transmitter Site                      Owned                                        42.5 acres
                               WVAH Studio & Office Site                  Owned                                    8.848 (bldg.)/
                                                                                                              3.1546 acres (land)
                               WVAH Transmitter Site                      Owned                                    1,230 (bldg.)/
                                                                                                             29.0287 acres (land)
Richmond Market                WRLH Studio & Office Site                  Leased (expires 2/28/2005)                       13,798
                               WRLH Transmitter Site                      Owned                                    1,250 (bldg.)/
                                                                                                                   25acres (land)
Mobile/Pensacola Market        WEAR Studio & Office Site                  Owned                                   22,000 (bldg.)/
                                                                                                                8.41 acres (land)
                               WEAR Transmitter Site                      Owned                                          37 acres
                               WEAR Microwave Relay Site                  Owned                                       12.95 acres
                               WEAR Sales Office                          Leased (expires 6/1/1999)                         1,164
                               WFGX Studio, Office & Transmitter Site     Leased (expires 4/2000)                           5,200
Syracuse Market                WSYT/WNYS Studio & Office Site             Owned                                   22,000 (bldg.)/
                                                                                                                   .86 acres(land)
                               WSYT/WNYS Transmitter Site (land)          Leased (expires 12/31/2004)                      1 acre
                               WSYT/WNYS Transmitter Site (bldg.)         Owned                                               925
Paducah/Cape                   KBSI/WDKA Studio & Office Site             Owned                                   10,320 (bldg.)/
 Girardeau Market                                                                                               1.26 acres (land)
                               KBSI Transmitter Site                      Owned                                      900 (bldg.)/
                                                                                                                  60 acres (land)
                               WDKA Transmitter Site (land)               Leased (expires 8/31/2006)                     40 acres
                               WDKA Transmitter Site (bldg.)              Leased (expires 12/31/1999)                       1,440
                               KBSI/WDKA Sales Office                     Owned                                             1,000
Rochester Market               WUHF Studio & Office Site                  Leased (expires 5/2004)                          15,000
                               WUHF Transmitter Site                      Leased (expires 12/2029                   1,000 (bldg.)
Madison Market                 WMSN Studio & Office Site                  Leased (expires 12/31/2000)                      12,000
                               WMSN Transmitter Site                      Leased (expires 10/15/2015)                       1,200
Tri-Cities Market              WEMT Studio & Office Site                  Leased (expires 1/2008)                          10,000
                               WEMT Transmitter Site                      Owned                                       750 (bldg.)
                               WEMT Translator Site                       Leased (expires 12/31/2001                          N/A
Tyler-Longview Market          KETK Studio & Office Site                  Owned                                   13,000 (bldg.)/
                                                                                                           1.261/.52 acres (land)
                               KETK Transmitter Site (tower)              Owned                                               N/A
                               KETK Transmitter Site (land)               Leased (expires 6/01/2001)                          N/A
                               KETK Transmission Tower Space (Longview)   Leased (expires 7/31/1999)                          N/A
                               KLSB Office Site                           Leased (expires 3/31/2001)0                      10,000
                               KLSB Sales Office (Lufkin)                 Leased (expires 9/30/1999)                          N/A
                               KLSB Transmitter Site                      Leased (expires 3/31/2001)                          N/A
Charleston Market              WMMP Studio & Office Site                  Leased (expires 10/31/2002)                      10,000
                               WMMP Transmitter Site                      Leased (expires 10/31/2002)               1,000 (bldg.)
                                                                          note: trans. bldg. owned
                               WTAT Studio & Office Site                  Leased (expires 6/30/2000)                       10,521
                               WTAT Transmitter Site                      Leased (expires 6/30/2000)                 1,625 (bldg)
                                                                          note: trans. bldg. owned

                                                                                                             APPROXIMATE
       RADIO PROPERTIES                 TYPE OF FACILITY AND USE                  OWNED OR LEASED          SIZE (SQ. FEET)
------------------------------ ------------------------------------------ ------------------------------- ----------------
Buffalo Market                 WWKB/WKSE/WGR/WWWS Studio & Office Site    Leased (expires 10/01/2000)               5,000
                               WMJQ/WKSE Office Site                      Leased (expires 09/30/2001)               5,200
                               WBEN Studio & Office Site                  Leased (expires 12/31/1998 -              7,750
                                                                          lease negotiation in progress)
                               WBEN Transmitter Site                      Owned                                     2,000
                               WGR/WWKB Transmitter Site                  Owned                                     3,500
                               WKSE Transmitter Site                      Owned                                     6,722
                               WWWS Transmitter Site                      Leased (expires 5/23/2001)                  100
                               WWKB/WGR/WBEN Office Site                  Leased (expires 6/01/2002)                2,907
Memphis Market                 WJCE/WRVR/WOGY Studio & Office Site        Owned                                    10,000
                               WJCE Transmitter Site                      Leased (expires 03/27/2035)               2,262
                               WRVR Transmitter Site                      Leased (expires 12/31/2003)                 169
                               WOGY Transmitter Site (on 4.5 acres)       Owned                                       340
New Orleans Market             WWL/WSMB/WTKL Studio & Office Site         Leased (expires 08/31/2002)              11,553
                               WWL Transmitter Site (on 64.62 acres)      Owned                                     2,300
                               WSMB Transmitter Site (on 3,600 sq. ft)    Owned                                     3,600
                               WLMG Transmitter Site                      Leased (expires 10/27/2024)                 N/A
                               WEZB Transmitter Site                      Leased (expires 10/27/2014)                 N/A
                               WLMG/WLTS/WEZB Studio & Office Site        Leased (expires 9/2004)                   9,977
                               WLTS Transmitter Site                      Owned                                       330
                               WTKL Transmitter Site                      Leased (expires 10/27/2014)                 N/A
Wilkes-Barre/Scranton Market   WILK/WGBI/WGGY/WKRZ Studio & Office Site   Owned                                    14,000
                               WILK Transmitter Site                      Leased (expires 08/31/2000)               1,000
                               WGBI Transmitter Site                      Leased (expires 02/28/2007)               1,000
                               WGGY Transmitter Site                      Leased (expires 02/28/2007)                 300
                               WKRZ Transmitter Site                      Owned                              4,052 (bldg)
                               WILT/WKRF Studio & Office Site             Leased (expires 2/28/1999)                  100
                               WWSH Transmitter Site                      Owned                                       140
                               WKRF Transmitter Site                      Leased (expires 5/2000)                   4,000
                               WILP Transmitter Site                      Owned                              3,200 (bldg)
                               WWFH Transmitter Site                      Owned                                    33,000
                               WGGI Transmitter Site                      Owned                               120 (bldg)/
                                                                                                          .2 acres (land)
                               WGGI/WILP Studio Site                      Leased (expires 1/2001)                     120
                               WGGI/WILP Parking Lot                      Leased (open)                             7,000
                               WGGI Booster (bldg)                        Leased (expires 12/2008)                    104
                               WGGY Booster (roof)                        Leased (expires 12/2008)                      4
St. Louis Market               KPNT/WVRV/KXOK Studio & Office Site        Owned                                     6,452
                               KPNT Transmitter Site                      Owned                                      7450
                               WVRV Transmitter Site                      Owned                                     9,757
                               WVRV back up building                      Owned                                       240
                               KXOK Transmitter Site (Ofallon)            Leased (expiration unknown)                 N/A
                               WRTH/WIL/KIHT Studio & Office Site         Leased (expires 3/14/2011)               10,900
                               WRTH Transmitter Site                      Owned                               900 (bldg)/
                                                                                                          10 acres (land)
                               WIL Transmitter Site                       Leased (expires 7/18/2008)                  380
                               KIHT Transmitter Site                      Leased (expires 9/28/2015)                  400
                               KIHT Auxiliary Transmitter Site            Leased (expires 3/14/2011)                1,500
Kansas City Market             KUPN Transmitter Land                      Owned                                16.2 acres
                               KUPN Studio & Office Site                  Owned                                     2,772
                               KCFX/KCIY/KXTR/KARC Studio & Office Site   Leased (expires 2/28/2018)               20,514
                               KCFX Transmitter Site                      Leased (expires 6/24/2010)                  200
                               KQRC Transmitter Site                      Leased (expires 1/31/2003)                  600
                               KXTR Transmitter Site                      Leased (expires 3/1/2012)                   600
                               KCIY Transmitter Site                      Leased (expires 3/1/2007)                   200

                                                                                                       APPROXIMATE
       RADIO PROPERTIES               TYPE OF FACILITY AND USE              OWNED OR LEASED          SIZE (SQ. FEET)
------------------------------ ------------------------------------- ----------------------------- -------------------
Milwaukee Market               WXSS/WEMP/WMYX Studio & Office        Owned                                      9,600
                               WEMP/WXSS/WMYX Transmitter Site       Owned                                      3,700
                               WMYX Transmitter Site                 Leased (expires 9/1999)                      100
Norfolk Market                 WFOG Transmitter Site                 Owned                                      1,623
                               WPTE/WWDE/WNVZ Studio & Office Site   Leased (expires 4/30/2007)                14,136
                               WPTE Transmitter Site                 Leased (expires 9/30/2012)                   620
                               WWDE Transmitter Site                 Leased (expires 12/30/2034)                  300
                               WNVZ Transmitter Site                 Leased (expires 6/30/2005)                 1,200
Greensboro/Winston-Salem/High
 Point Market
                               WEAL Transmitter Site                 Owned                                        120
                               WMQX/WJMH/WQMG Studio & Office Site   Leased (expires 3/31/2004)                 9,000
                               WQMG Transmitter Site                 Owned                                        150
                               WMQX/WJMH Transmitter Site            Leased (expires 11/30/2002)                  700
Asheville, NC & Greenville/    WFBC/WORD Studio & Office Site        Owned                                     11,098
 Spartanburg, SC
                               WFBC-FM Transmitter Site              Leased expires 2/28/2023)                    N/A
                               WYRD Transmitter Site                 Owned                               782 (bldg.)/
                                                                                                      20 acres (land)
                               WORD Transmitter Site                 Owned                               500 (bldg.)/
                                                                                                   14.97 acres (land)
                               WSPA-AM Transmitter Site              Owned                              1,265 (bldg)/
                                                                                                   14.37 acres (land)
                               WSPA-AM Studio Site -- Spartanburg    Leased (expires 6/30/2002)                   N/A
                               WOLI Transmitter Site                 Owned                                225 (bldg)/
                                                                                                    4.51 acres (land)
                               WOLT Transmitter Site                 Leased (expires 10/30/2000)                  N/A
                               WSPA-FM Transmitter Site              Leased (expires 8/29/2004)                   N/A

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 1998.

                                    PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Class A Common stock of the Company is listed for trading on the Nasdaq stock market under the symbol SBGI. The following table sets forth for the periods indicated the high and low sales prices on the Nasdaq stock market.




1997                                   HIGH            LOW
--------------------------------   ------------   ------------
       First Quarter ...........    $  15.500      $  11.500
       Second Quarter ..........       15.438         11.625
       Third Quarter ...........       20.188         14.250
       Fourth Quarter ..........       23.313         16.813

1998                                   HIGH            LOW
--------------------------------   ------------   ------------
       First Quarter ...........    $  29.250      $  21.438
       Second Quarter ..........       31.125         23.313
       Third Quarter ...........       30.125         15.875
       Fourth Quarter ..........       20.000          6.750



     As of March 23, 1999, there were approximately 103 stockholders of record of the common stock of the Company. This number does not include beneficial owners holding shares through nominee names. Based on information available to it, the Company believes it has more than 5,000 beneficial owners of its Class A Common Stock.

     The Company generally has not paid a dividend on its common stock and does not expect to pay dividends on its common stock in the foreseeable future. The 1998 Bank Credit Agreement and certain subordinated debt of the Company generally prohibit the Company from paying dividends on its common stock. Under the indentures governing the Company's 10% Senior Subordinated Notes due 2005, 9% Senior Subordinated Notes due 2007 and 8 3/4% Senior Subordinated Notes due 2007, the Company is not permitted to pay dividends on its common stock unless certain specified conditions are satisfied, including that (i) no event of default then exists under the indenture or certain other specified agreements relating to indebtedness of the Company and (ii) the Company, after taking account of the dividend, is in compliance with certain net cash flow requirements contained in the indenture. In addition, under certain senior unsecured debt of the Company, the payment of dividends is not permissible during a default thereunder.


ITEM 6. SELECTED FINANCIAL DATA

     The selected consolidated financial data for the years ended December 31, 1994, 1995, 1996, 1997 and 1998 have been derived from the Company's audited Consolidated Financial Statements. The Consolidated Financial Statements for the years ended December 31, 1996, 1997 and 1998 are included elsewhere in this Form 10-K.

     The information below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements included elsewhere in this Form 10K.

                         STATEMENT OF OPERATIONS DATA
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                 YEARS ENDED DECEMBER 31,
                                                         ------------------------------------------------------------------------
                                                              1994         1995           1996           1997           1998
                                                         ------------- ------------ --------------- ------------- ---------------
STATEMENT OF OPERATIONS DATA:
 Net broadcast revenues(a) .............................  $  118,611    $  187,934   $    346,459    $  471,228    $    672,806
 Barter revenues .......................................      10,743        18,200         32,029        45,207          63,998
                                                          ----------    ----------   ------------    ----------    ------------
 Total revenues ........................................     129,354       206,134        378,488       516,435         736,804
                                                          ----------    ----------   ------------    ----------    ------------
 Operating costs(b) ....................................      41,338        64,326        142,576       198,262         287,141
 Expenses from barter arrangements .....................       9,207        16,120         25,189        38,114          54,067
 Depreciation and amortization(c) ......................      55,587        80,410        121,081       152,170         199,928
 Stock-based compensation ..............................          --            --            739         1,636           3,282
 Special bonuses paid to executive officers ............       3,638            --             --            --              --
                                                          ----------    ----------   ------------    ----------    ------------
 Broadcast operating income ............................      19,584        45,278         88,903       126,253         192,386
 Interest expense ......................................     (25,418)      (39,253)       (84,314)      (98,393)       (138,952)
 Subsidiary trust minority interest expense(d) .........          --            --             --       (18,600)        (23,250)
 Gain on sale of broadcast assets ......................          --            --             --            --          12,001
 Unrealized loss on derivative instrument ..............          --            --             --            --          (9,050)
 Interest and other income .............................       2,447         4,163          3,478         2,228           6,706
                                                          ----------    ----------   ------------    ----------    ------------
 Income (loss) before (provision) benefit for
  income taxes and extraordinary items .................  $   (3,387)   $   10,188   $      8,067    $   11,488    $     39,841
                                                          ==========    ==========   ============    ==========    ============
 Net income (loss) .....................................  $   (2,740)   $       76   $      1,131    $  (10,566)   $    (16,880)
                                                          ==========    ==========   ============    ==========    ============
 Net income (loss) available to common
  shareholders .........................................  $   (2,740)   $       76   $      1,131    $  (13,329)   $    (27,230)
                                                          ==========    ==========   ============    ==========    ============
OTHER DATA:
 Broadcast cash flow(e) ................................  $   67,519    $  111,124   $    189,216    $  243,406    $    350,122
 Broadcast cash flow margin(f) .........................       56.9  %       59.1  %        54.6  %       51.7  %         52.0  %
 Adjusted EBITDA(g) ....................................   $  64,547     $ 105,750    $   180,272     $ 229,000     $   331,329
 Adjusted EBITDA margin(f) .............................       54.4  %       56.3  %        52.0  %       48.6  %         49.2  %
 After tax cash flow(h) ................................   $  24,948     $  54,645    $    77,484     $ 104,884     $   149,759
 Program contract payments .............................      14,262        19,938         30,451        51,059          64,267
 Corporate overhead expense ............................       2,972         5,374          8,944        14,406          18,793
 Capital expenditures ..................................       2,352         1,702         12,609        19,425          19,426
 Cash flows from operating activities ..................      20,781        55,986         69,298        96,625         150,480
 Cash flows from investing activities ..................    (249,781)     (119,320)    (1,019,853)     (218,990)     (1,812,682)
 Cash flows from financing activities ..................     213,410       173,338        840,446       259,351       1,526,143
PER SHARE DATA:
 Basic net income (loss) per share before
  extraordinary items ..................................   $    (.05)    $    .08     $      .02      $    (.10)    $      (.17)
 Basic net income (loss) per share after
  extraordinary items ..................................   $    (.05)    $      --    $      .02      $    (.19)    $      (.29)
 Diluted net income (loss) per share before
  extraordinary items ..................................   $    (.05)    $    .08     $      .02      $    (.10)    $      (.17)
 Diluted net income (loss) per share after
  extraordinary items ..................................   $    (.05)    $      --    $      .02      $    (.19)    $      (.29)
BALANCE SHEET DATA:
 Cash and cash equivalents .............................   $   2,446     $ 112,450    $     2,341     $ 139,327     $     3,268
 Total assets ..........................................     399,328       605,272      1,707,297     2,034,234       3,854,582
 Total debt(i) .........................................     346,270       418,171      1,288,103     1,080,722       2,327,221
 HYTOPS(j) .............................................          --            --             --       200,000         200,000
 Total stockholders' equity (deficit) ..................     (13,723)       96,374        237,253       543,288         816,043


----------

(a) "Net"Net broadcast revenues" are defined as broadcast revenues net of agency commissions.

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

(d) Subsidiary trust minority interest expense represents the distributions on the HYTOPS (see footnote j).

(e) "Broadcast cash flow" is defined as broadcast operating income plus corporate expenses, special bonuses paid to executive officers, stock-based compensation depreciation and amortization (including film amortization and amortization of deferred compensation), less cash payments for program rights. Cash program payments represent cash payments made for current programs payable and do not necessarily correspond to program usage. The Company has presented broadcast cash flow data, which the Company believes is comparable to the data provided by other companies in the industry, because such data are commonly used as a measure of performance for broadcast companies; however, there can be no assurance that it is comparable. However, broadcast cash flow does not purport to represent cash provided by operating activities as reflected in the Company's consolidated statements of cash flows, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. Management believes the presentation of broadcast cash flow
      (BCF) is relevant and useful because 1) BCF is a measurement utilized by lenders to measure the Company's ability to service its debt, 2) BCF is a measurement utilized by industry analysts to determine a private market value of the Company's television and radio stations and 3) BCF is a measurement industry analysts utilize when determining the operating performance of the Company.

(f) "BCF cash flow margin" is defined as broadcast cash flow divided by net broadcast revenues. "Adjust EBITDA margin" is defined as Adjusted EBITDA divided by net broadcast revenues.

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

(h) "After tax cash flow" is defined as net income (loss) available to common shareholders, plus extraordinary items (before the effect of related tax benefits) plus depreciation and amortization (excluding film amortization), stock-based compensation, unrealized loss on derivative instrument, the deferred tax provision (or minus the deferred tax benefit) and minus the gain on sale of assets. The Company has presented after tax cash flow data, which the Company believes is comparable to the data provided by other companies in the industry, because such data are commonly used as a measure of performance for broadcast companies; however, there can be no assurances that it is comparable. After tax cash flow is presented here not as a measure of operating results and does not purport to represent cash provided by operating activities. After tax cash flow should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. Management believes the presentation of after tax cash flow
      (ATCF) is relevant and useful because ATCF is a measurement utilized by industry analysts to determine a private market value of the Company's television and radio stations and ATCF is a measurement analysts utilize when determining the operating performance of the Company.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

     As of December 31, 1998, the Company owned, operated, or programmed 56 television stations in 36 geographically diverse markets and 51 radio stations in 10 geographically diverse markets in the United States. As of the date hereof, the Company owns, or provides programming services pursuant to LMAs to, 57 television stations, has pending acquisitions of four television stations and has entered into an agreement to sell two television stations. The Company owns, or programs pursuant to LMAs to, 56 radio stations, two of which the Company has options to acquire and five of which the Company holds for sale.

     The operating revenues of the Company are derived from local and national advertisers and, to a much lesser extent, from political advertisers and television network compensation. The Company's revenues from local advertisers have continued to trend upward and revenues from national advertisers have continued to trend downward when measured as a percentage of total broadcast revenue. The Company believes this trend is primarily resulting from an increase in the number of media outlets providing national advertisers a means by which to advertise their goods and services. The Company's efforts to mitigate this trend include continuing its efforts to increase local revenues and the development of innovative marketing strategies to sell traditional and non-traditional services to national advertisers.

     The Company's primary operating expenses involved in owning, operating or programming the television and radio stations are syndicated program rights fees, commissions on revenues, employee salaries, and news-gathering and station promotional costs. Amortization and depreciation of costs associated with the acquisition of the stations and interest carrying charges are significant factors in determining the Company's overall profitability.

     Set forth below are the principal types of broadcast revenues received by the Company's stations for the periods indicated and the percentage contribution of each type to the Company's total gross broadcast revenues:


                               BROADCAST REVENUE
                            (DOLLARS IN THOUSANDS)

                                                              YEARS ENDED DECEMBER 31,
                                  --------------------------------------------------------------------------------
                                            1995                       1996                        1997
                                  ------------------------   ------------------------   --------------------------
Local/regional advertising.....    $ 199,029        49.4%     $ 287,860        52.7%     $  418,100         53.8%
National advertising ..........      191,449        47.6%       250,445        45.9%        316,547         40.7%
Network compensation ..........        3,907         1.0%         5,479         1.0%         18,536          2.5%
Political advertising .........        6,972         1.7%         1,189         0.2%         21,279          2.7%
Production ....................        1,142         0.3%         1,239         0.2%          2,617          0.3%
                                   ---------       -----      ---------       -----      ----------        -----
Broadcast revenues ............      402,499       100.0%       546,212       100.0%        777,079        100.0%
                                                   =====                      =====                        =====
Less: agency commissions.......      (56,040)                   (74,984)                   (104,273)
                                   ---------                  ---------                  ----------
Broadcast revenues, net .......      346,459                    471,228                     672,806
Barter revenues ...............       32,029                     45,207                      63,998
                                   ---------                  ---------                  ----------
Total revenues ................    $ 378,488                  $ 516,435                  $  736,804
                                   =========                  =========                  ==========

     The Company's primary types of programming and their approximate percentages of 1998 net broadcast revenues were syndicated programming (64.0%), network programming (23.2%), direct advertising programming (5.2%), sports programming (4.0%) and children's programming (3.6%). Similarly, the Company's four largest categories of advertising and their approximate percentages of 1998 net broadcast revenues were automotive (20.0%), fast food advertising (7.3%), retail/department stores (6.6%) and professional services (5.9%). No other advertising category accounted for more than 5% of the Company's net broadcast revenues in 1998. No individual advertiser accounted for more than 2% of the Company's consolidated net broadcast revenues in 1998.

     The following table sets forth certain operating data of the Company for the years ended December 31, 1996, 1997 and 1998. For definitions of items, see footnotes on page 38 of this document.


                                 OPERATING DATA
                             (DOLLARS IN THOUSANDS)

                                                              YEARS ENDED DECEMBER 31,
                                                    ---------------------------------------------
                                                          1996           1997           1998
                                                    --------------- ------------- ---------------
Net broadcast revenues ............................  $    346,459    $  471,228    $    672,806
Barter revenues ...................................        32,029        45,207          63,998
Total revenues ....................................       378,488       516,435         736,804
Operating costs ...................................       142,576       198,262         287,141
Expenses from barter arrangements .................        25,189        38,114          54,067
Depreciation and amortization .....................       121,081       152,170         199,928
Stock-based compensation ..........................           739         1,636           3,282
Broadcast operating income ........................  $     88,903    $  126,253    $    192,386
Net income (loss) .................................  $      1,131    $  (10,566)   $    (16,880)
Net income (loss) available to common shareholders   $      1,131    $  (13,329)   $    (27,230)
BROADCAST CASH FLOW (BCF) DATA:
Television BCF ....................................  $    175,212    $  221,631    $    305,305
Radio BCF .........................................        14,004        21,775          44,817
Consolidated BCF ..................................  $    189,216    $  243,406    $    350,122
Television BCF margin .............................          56.7%         54.4%           54.1%
Radio BCF margin ..................................          37.3%         34.1%           41.5%
Consolidated BCF margin ...........................          54.6%         51.7%           52.0%
OTHER DATA:
Adjusted EBITDA ...................................  $    180,272    $  229,000    $    331,329
Adjusted EBITDA margin ............................          52.0%         48.6%           49.2%
After tax cash flow ...............................  $     77,484    $  104,884    $    149,759
Program contract payments .........................        30,451        51,059          64,267
Corporate expense .................................         8,944        14,406          18,793
Capital expenditures ..............................        12,609        19,425          19,426
Cash flows from operating activitities ............        69,298        96,625         150,480
Cash flows from investing activities ..............    (1,019,853)     (218,990)     (1,812,682)
Cash flows from financing activities ..............       840,446       259,351       1,526,143

RESULTS OF OPERATIONS
---------------------


YEARS ENDED DECEMBER 31, 1998 AND 1997.

     Net broadcast revenue increased $201.6 million to $672.8 million for the year ended December 31, 1998 from $471.2 million for the year ended December 31, 1997, or 42.8%. The increase in net broadcast revenue for the year ended December 31, 1998 as compared to the year ended December 31, 1997 comprised $194.3 million related to businesses acquired or disposed of by the Company in 1998 (the "1998 Transactions") and $7.3 million resulted from an increase in net broadcast revenues on a same station basis, representing a 1.5% increase over prior year's net broadcast revenue for these stations. On a same station basis, revenues were negatively impacted by a decrease in revenues in the Baltimore, Milwaukee, Norfolk and Raleigh markets. The Company's television stations in these markets experienced a decrease in ratings which resulted in a loss in revenues and market revenue share. In the Raleigh and Norfolk television markets, the Company's affiliation agreements with Fox expired on August 31, 1998 which further contributed to a decrease in ratings and revenues. In the Baltimore market, the addition of a new UPN affiliate competitor contributed to a loss in ratings and market revenue share. An additional factor which negatively impacted station revenues for the year was the loss of General Motors advertising revenues caused by a strike of its employees. These decreases in revenue on a same station basis were offset by revenue growth at certain of the Company's other television and radio stations combined with an increase in network compensation revenue and political advertising revenue.

     Total operating costs increased $88.8 million to $287.1 million for the year ended December 31, 1998 from $198.3 million for the year ended December 31, 1997, or 44.8%. The increase in operating costs for the year ended December 31, 1998 as compared to the year ended December 31, 1997 comprised $81.3 million related to the 1998 Transactions, $4.4 million related to an increase in corporate overhead expenses, and $3.1 million related to an increase in operating costs on a same station basis, representing a 1.8% increase over prior year's operating costs for those stations. The increase in corporate overhead expenses for the year ended December 31, 1998 primarily resulted from an increase in legal fees and an increase in salary costs incurred to manage a larger base of operations.

     Depreciation and amortization increased $47.7 million to $199.9 million for the year ended December 31, 1998 from $152.2 million for the year ended December 31, 1997. The increase in depreciation and amortization related to fixed asset and intangible asset additions associated with businesses acquired during 1997 and 1998.

     Broadcast operating income increased $66.1 million to $192.4 million for the year ended December 31, 1998, from $126.3 million for the year ended December 31, 1997, or 52.3%. The net increase in broadcast operating income for the year ended December 31, 1998 as compared to the year ended December 31, 1997 was primarily attributable to the 1998 Transactions.

     Interest expense increased $40.6 million to $139.0 million for the year ended December 31, 1998 from $98.4 million for the year ended December 31, 1997, or 41.3%. The increase in interest expense for the year ended December 31, 1998 primarily related to indebtedness incurred by the Company to finance the Acquisitions. Subsidiary trust minority interest expense of $23.3 million for the year ended December 31, 1998 is related to the private placement of the $200 million aggregate liquidation value 11 5/8% High Yield Trust Offered Preferred Securities (the "HYTOPS") completed March 12, 1997. The increase in subsidiary trust minority interest expense for the year ended December 31, 1998 as compared to the year ended December 31, 1997 related to the HYTOPS being outstanding for a partial period during 1997.

     Interest and other income increased to $6.7 million for the year ended December 31, 1998 from $2.2 million for the year ended December 31, 1997. This increase was primarily due to higher average cash balances during these periods. However, cash balances were lower at December 31, 1998 than at December 31, 1997.

     Net loss for the year ended December 31, 1998 was $16.9 million or $.29 per share compared to net loss of $10.6 million or $.19 per share for the year ended December 31, 1997. Net loss increased for the year ended December 31, 1998 as compared to the year ended December 31, 1997 due to an increase in operating expenses, depreciation and amortization, interest expense, subsidiary trust minority interest expense, the recognition of an unrealized loss of $9.1 million on a derivative instrument and the recognition of an extraordinary loss offset by an increase in total revenues, a gain on the sale of broadcast assets and an increase in interest and other income. The Company's extraordinary loss of $11.1 million net of a related tax benefit of $7.4 million resulted from the write-off of debt acquisition costs associated with indebtedness replaced by the 1998 Bank Credit Agreement. As noted above, the Company's net loss for the year ended December 31, 1998 included recognition of a loss of $9.1 million on a treasury option derivative instrument. Upon execution of the treasury option derivative instrument, the Company received a cash payment of $9.5 million. The treasury option derivative instrument will require the Company to make five annual payments equal to the difference between 6.14% minus the interest rate yield on five-year treasury securities on September 30, 2000 times the $300 million notional amount of the instrument. If the yield on five-year treasuries is equal to or greater than 6.14% on September 30, 2000, the Company will not be required to make any payment under the terms of this instrument. If the rate is below 6.14% on that date, the Company will be required to make payments, as described above, and the size of the payment will increase as the rate goes down. Each year, the Company recognizes an expense equal to the change in the projected liability under this arrangement based on interest rates at the end of the year. The loss recognized in the year ended December 31, 1998 reflects an adjustment of the Company's liability under this instrument to the present value of future payments based on the two-year forward five-year treasury rate as of December 31, 1998. If the yield on five-year treasuries at September 30, 2000 were to equal the two year forward five year treasury rate on December 31, 1998 (4.6%), Sinclair would be required to make five annual payments of approximately $4.6 million each. If the yield on five-year treasuries declines further in periods before September 30, 2000, Sinclair will be required to recognize further losses. In any event, Sinclair will not be required to make any payments until September 30, 2000.

     Broadcast Cash Flow increased $106.7 million to $350.1 million for the year ended December 31, 1998 from $243.4 million for the year ended December 31, 1997, or 43.8%. The increase in Broadcast Cash Flow related to the 1998 Transactions and Broadcast Cash Flow on a same station basis remained relatively unchanged for the periods. The Company's Broadcast Cash Flow Margin increased to 52.0% for the year ended December 31, 1998 from 51.7% for the year ended December 31, 1997. The increase in Broadcast Cash Flow Margin for the year ended December 31, 1998 as compared to the year ended December 31, 1997 primarily resulted from a lag in program contract payments for certain of the television broadcasting assets acquired during 1998 of approximately $4.3 million and an increase in radio broadcast cash flow margins. On a same station basis, Broadcast Cash Flow Margin decreased from 51.8% for the year ended December 31, 1997 to 50.9% for the year ended December 31, 1998. This decrease in Broadcast Cash Flow Margin primarily resulted from an increase in film payments combined with a disproportionate increase in net broadcast revenue.

     Adjusted EBITDA represents broadcast cash flow less corporate expenses. Adjusted EBITDA increased $102.3 million to $331.3 million for the year ended December 31, 1998 from $229.0 million for the year ended December 31, 1997, or 44.7%. The increase in Adjusted EBITDA for the year ended December 31, 1998 as compared to the year ended December 31, 1997 resulted from the 1998 Transactions offset by a $4.4 million increase in corporate overhead expenses, as described above. The Company's Adjusted EBITDA margin increased to 49.2% for the year ended December 31, 1998 from 48.6% for the year ended December 31, 1997. This increase in Adjusted EBITDA margin resulted primarily from the circumstances affecting broadcast cash flow margins as noted above offset by an increase in corporate expenses.

     After Tax Cash Flow increased $44.9 million to $149.8 million for the year ended December 31, 1998 from $104.9 million for the year ended December 31, 1997, or 42.8%. The increase in After Tax Cash Flow for the year ended December 31, 1998 as compared to the year ended December 31, 1997 primarily resulted from a net increase in broadcast operating income relating to the 1998 Transactions offset by an increase in interest expense and subsidiary trust minority interest expense relating to the HYTOPS.


YEARS ENDED DECEMBER 31, 1997 AND 1996.

     Net broadcast revenue increased $124.7 million to $471.2 million for the year ended December 31, 1997 from $346.5 million for the year ended December 31, 1996 or 36.0%. The increase in net broadcast revenue for the year ended December 31, 1997 as compared to the year ended December 31, 1996 comprised $114.5 million related to television and radio station acquisitions and LMA transactions consummated during 1996 and 1997 (the "1996 and 1997 Acquisitions") and $10.2 million resulted from an increase in net broadcast revenues on a same station basis. Also on a same station basis, revenues from local and national advertisers grew 7.7% and 4.9%, respectively, for a combined growth rate of 6.1%.

     Total operating costs increased $55.7 million to $198.3 million for the year ended December 31, 1997 from $142.6 million for the year ended December 31, 1996 or 39.1%. The increase in operating costs for the year ended December 31, 1997 as compared to the year ended December 31, 1996 comprised $49.0 million related to the 1996 and 1997 Acquisitions, $5.4 million resulted from an increase in corporate overhead expenses, and $1.3 million resulted from an increase in operating costs on a same station basis. Also on a same station basis, operating costs increased 1.8%.

     Depreciation and amortization increased $31.1 million to $152.2 million for the year ended December 31, 1997 from $121.1 million for the year ended December 31, 1996. The increase in depreciation and amortization related to fixed asset and intangible asset additions associated with businesses acquired during 1996 and 1997.

     Broadcast operating income increased to $126.3 million for the year ended December 31, 1997, from $88.9 million for the year ended December 31, 1996, or 42.1%. The increase in broadcast operating income for the year ended December 31, 1997 as compared to the year ended December 31, 1996 was primarily attributable to the 1996 and 1997 Acquisitions.

     Interest expense increased to $98.4 million for the year ended December 31, 1997 from $84.3 million for the year ended December 31, 1996, or 16.7%. The increase in interest expense for the year ended December 31, 1997 primarily related to indebtedness incurred by the Company to finance the 1996 and 1997 Acquisitions. Subsidiary trust minority interest expense of $18.6 million for the year ended December 31, 1997 is related to the HYTOPS offering completed March 12, 1997. Subsidiary trust minority interest expense was partially offset by reductions in interest expense because a portion of the proceeds of the sale of the HYTOPS was used to reduce indebtedness under the Company's 1997 Bank Credit Agreement.

     Interest and other income decreased to $2.2 million for the year ended December 31, 1997 from $3.5 million for the year ended December 31, 1996. This decrease was primarily due to lower average cash balances during these periods.

     Net loss for the year ended December 31, 1997 was $10.6 million or $.19 per share compared to net income of $1.1 million or $.02 per share for the year ended December 31, 1996. Net loss increased for the year ended December 31, 1997 as compared to the year ended December 31, 1996 due to an increase in operating expenses, depreciation and amortization, interest expense, subsidiary trust minority interest expense not incurred in 1996 and recognition of an extraordinary loss offset by an increase in total broadcast revenue. The Company's extraordinary loss of $6.1 million net of a related tax benefit of $4.0 million resulted from the write-off of debt acquisition costs resulting from the redemption of substantially all of the 1993 Notes.

     Broadcast Cash Flow increased $54.2 million to $243.4 million for the year ended December 31, 1997 from $189.2 million for the year ended December 31, 1996, or 28.6%. The increase in Broadcast Cash Flow comprised $45.0 million relating to the 1996 and 1997 Acquisitions and $9.2 million resulted from Broadcast Cash Flow growth on a same station basis, which had Broadcast Cash Flow growth of 8.2%. The Company's Broadcast Cash Flow Margin decreased to 51.7% for the year ended December 31, 1997 from 54.6% for the year ended December 31, 1996. The decrease in Broadcast Cash Flow Margin for the year ended December 31, 1997 as compared to the year ended December 31, 1996 primarily resulted from the lower margins related to the 1996 Acquisitions. In addition, 1996 Broadcast Cash Flow Margin benefited from a non-recurring $4.7 million timing lag of program contract payments relating to the River City Acquisition and certain other acquisitions. On a same station basis, Broadcast Cash Flow Margin improved from 57.3% for the year ended December 31, 1996 to 58.9% for the year ended December 31, 1997.

     Adjusted EBITDA represents broadcast cash flow less corporate expenses. Adjusted EBITDA increased to $229.0 million for the year ended December 31, 1997 from $180.3 million for the year ended December 31, 1996, or 27.0%. These increases in Adjusted EBITDA for the year ended December 31,

1997 as compared to the year ended December 31, 1996 resulted from the 1996 and 1997 Acquisitions and to a lesser extent, increases in net broadcast revenues on a same station basis. The Company's Adjusted EBITDA margin decreased to 48.6% for the year ended December 31, 1997 from 52.0% for the year ended December 31, 1996. This decrease in Adjusted EBITDA margin resulted primarily from the circumstances affecting broadcast cash flow margins as noted above combined with an increase in corporate expenses. Corporate overhead expenses increased to $14.4 million for the year ended December 31, 1997 from $8.9 million for the year ended December 31, 1996, or 61.8%. These increases in corporate expenses primarily result from costs associated with managing a larger base of operations. During 1996, the Company increased the size of its corporate staff as a result of the addition of a radio business segment and a significant increase in the number of television stations owned, operated or programmed. The costs associated with this increase in staff were only incurred during a partial period of the year ended December 31, 1996.

     After Tax Cash Flow increased to $104.9 million for the year ended December 31, 1997 from $77.5 million for the year ended December 31, 1996, or 35.4%. The increase in After Tax Cash Flow for the year ended December 31, 1997 as compared to the year ended December 31, 1996 primarily resulted from the 1996 and 1997 Acquisitions, an increase in revenues on a same station basis, a Federal income tax receivable of $10.6 million resulting from 1997 NOL carry-backs, offset by interest expense on the debt incurred to consummate the 1996 and 1997 Acquisitions and subsidiary trust minority interest expense related to the private placement of the HYTOPS issued during March 1997.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity are cash provided by operations and availability under the 1998 Bank Credit Agreement. As of December 31, 1998, the Company had $3.3 million in cash balances and net working capital of approximately $55.8 million. The Company's net decrease in cash to $3.3 million at December 31, 1998 from $139.3 million at December 31, 1997 primarily resulted from the 1998 Transactions. As of December 31, 1998, the remaining balance available under the Revolving Credit Facility was $197.0 million. Based on pro forma trailing cash flow levels for the twelve months ended December 31, 1998, the Company had approximately $75.2 million available of current borrowing capacity under the Revolving Credit Facility. The 1998 Bank Credit Agreement also provides for an incremental term loan commitment in the amount of up to $400 million which can be utilized upon approval by the Agent bank and the raising of sufficient commitments from banks to fund the additional loans.

     The Company has current acquisition commitments of approximately $122.0 million net of proceeds totaling $242.0 million anticipated from the sale of television stations related to the Ackerley Disposition, the 1999 STC Disposition and the CCA Disposition (collectively, the "Pending Transactions"). In order to complete the Pending Transactions during the second quarter of 1999 and also remain in compliance with certain of its debt covenants, the Company estimates that it would be required to generate proceeds from station dispositions of approximately $30 million or alternatively raise proceeds from common or preferred stock securities issuances of approximately $15 million. The Company announced in the fourth quarter of 1998 that it intended to enter into agreements to sell selected television and radio stations not central to its business strategy. As of March 22, 1999, the Company has entered into agreements to sell stations for aggregate consideration of approximately $140 million and was actively planning to sell an additional $35 million in properties. The Company intends to evaluate whether further divestitures are appropriate after completing these sales. The Company's other primary sources of liquidity are cash provided by operations and availability under the 1998 Bank Credit Agreement.

     The Company anticipates that funds from operations, existing cash balances, the availability of the Revolving Credit Facility under the 1998 Bank Credit Agreement and the proceeds from the sale of certain stations will be sufficient to meet its working capital, capital expenditure commitments, debt service requirements and current acquisition commitments.

     Net cash flows from operating activities increased to $150.5 million for the year ended December 31, 1998 from $96.6 million for the year ended December 31, 1997. The Company made income tax payments of $3.6 million for the year ended December 31, 1998 as compared to $6.5 million for the year ended

December 31, 1997. The Company made interest payments on outstanding indebtedness and payments for subsidiary minority interest expense totaling $140.9 million during the year ended December 31, 1998 as compared to $116.2 million for the year ended December 31, 1997. Additional interest payments for the year ended December 31, 1998 as compared to the year ended December 31, 1997 primarily related to additional interest costs on indebtedness incurred to finance businesses acquired during 1998. Program rights payments increased to $64.3 million for the year ended December 31, 1998 from $51.1 million for the year ended December 31, 1997. This increase in program rights payments comprised $8.8 million related to the 1998 Transactions and $4.4 million related to an increase in programming costs on a same station basis, which increased 8.7%.

     Net cash flows used in investing activities increased to $1.8 billion for the year ended December 31, 1998 from $219.0 million for the year ended December 31, 1997. For the year ended December 31, 1998, the Company made cash payments of approximately $2.1 billion related to the acquisition of television and radio broadcast assets primarily by utilizing available indebtedness under the 1998 Bank Credit Agreement. These payments included $232.9 million related to the WSYX Acquisition, $53.0 million related to the Lakeland Acquisition, $571.3 million related to the Heritage Acquisition, $951.0 million related to the Sullivan Acquisition, $239.4 million related to the Max Media Acquisition and $10.4 million related to other acquisitions. For the year ended December 31, 1998, the Company received approximately $273.3 million of cash proceeds related to the sale of certain television and radio broadcast assets which was primarily utilized to repay indebtedness under the 1998 Bank Credit Agreement. These cash proceeds included $126.9 million related to the Entercom Disposition, $72.0 million related to the STC Disposition, $35.0 million related to the SFX Disposition, $21.0 million related to the Radio Unica Disposition, $16.1 million related to the Centennial Disposition and $2.3 million related to the sale of other broadcast assets. For the year ended December 31, 1998, the Company made cash payments related to the Buffalo Acquisition of $3.3 million and made cash payments of $6.9 million for deposits and other costs related to other future acquisitions. During 1998, the Company made equity investments in Acrodyne Communications, Inc. and USA Digital Radio, Inc. of approximately $7.1 million and $1.5 million, respectively. The Company made payments for property and equipment of $19.4 million for the year ended December 31, 1998. The Company expects that expenditures for property and equipment will increase for the year ended December 31, 1999 as a result of a larger number of stations owned by the Company. In addition, the Company anticipates that future requirements for capital expenditures will include capital expenditures incurred during the ordinary course of business and additional strategic station acquisitions and equity investments if suitable investments can be identified on acceptable terms.

     Net cash flows provided by financing activities increased to $1.5 billion for the year ended December 31, 1998 from $259.4 million for the year ended December 31, 1997. In April 1998, the Company and certain Series B Preferred stockholders of the Company completed a public offering of 12,000,000 and 4,060,374 shares, respectively of Class A Common Stock. The shares were sold for an offering price of $29.125 per share and generated proceeds to the Company of $335.1 million, net of underwriters' discount and other offering costs of approximately $14.4 million. The Company utilized proceeds to repay indebtedness under the 1997 Bank Credit Agreement. In May 1998, the Company entered into the 1998 Bank Credit Agreement in order to expand its borrowing capacity for future acquisitions and obtain more favorable terms with its banks. A portion of the proceeds of the initial borrowing under the 1998 Bank Credit Agreement was used to repay all outstanding indebtedness related to the 1997 Bank Credit Agreement. In addition, during September 1998, the Company repurchased 1,505,000 shares of its Class A Common Stock for an aggregate purchase price of $26.7 million, an average share price of $17.72. For the year ended December 31, 1998, the Company also made option premium payments of $14.0 million related to equity put and call options entered into during 1998.


INCOME TAXES

     The income tax provision increased to $45.7 million for the year ended December 31, 1998 from a provision of $16.0 million for the year ended December 31, 1997. The Company's effective tax rate decreased to 114.6% for the year ended December 31, 1998 from 139.1% for the year ended December 31, 1997. The decrease in the Company's effective tax rate for the year ended December 31, 1998 as compared to the year ended December 31, 1997 primarily resulted from a decrease in the deferred tax liability associated with dividends paid on the Company's Series C Preferred Stock (see Note 8, sub-note (a) to the Company's Consolidated Financial Statements). Management believes that pre-tax income and "earnings and profits" will increase in future years which will further result in a lower effective tax rate and utilization of certain tax deductions related to dividends paid on the Company's Series C Preferred Stock.

     As of December 31, 1998, the Company has a net deferred tax liability of $165.5 million as compared to a net deferred tax liability of $21.5 million as of December 31, 1997. During 1998, the Company acquired the stock of Sullivan Broadcast Holdings, Inc. (Sullivan), Lakeland Group Television, Inc. (Lakeland) and the direct and indirect interests of Max Media Properties LLC (Max Media). The Company recorded net deferred tax liabilities resulting from these purchases of approximately $114.0 million. These net deferred tax liabilities primarily relate to the permanent differences between financial reporting carrying amounts and tax basis amounts measured upon the purchase date.

     The income tax provision increased to $16.0 million for the year ended December 31, 1997 from a provision of $6.9 million for the year ended December 31, 1996. The Company's effective tax rate increased to 139.1% for the year ended December 31, 1997 from 86.0% for the year ended December 31, 1996. The increase in the Company's effective tax rate for the year ended December 31, 1997 as compared to the year ended December 31, 1996 primarily resulted from non-deductible goodwill amortization resulting from certain 1995 and 1996 stock acquisitions, a tax liability related to the dividends paid on the Company's Series C Preferred Stock (see Note 8, sub-note (a) to the Company's Consolidated Financial Statements), and state franchise taxes which are not based upon pre-tax income. During the year ended December 31, 1997, the Company carried back certain Federal NOL's to be applied against prior years Federal taxes paid. These Federal NOL carry-backs resulted in a Federal income tax refund of $9.3 million during 1998.


SEASONALITY

     The Company's results usually are subject to seasonal fluctuations, which result in fourth quarter broadcast operating income being greater usually than first, second and third quarter broadcast operating income. This seasonality is primarily attributable to increased expenditures by advertisers in anticipation of holiday season spending and an increase in viewership during this period. In addition, revenues from political advertising tend to be higher in even numbered years.


YEAR 2000

     The Company has commenced a process to assure Year 2000 compliance of all hardware, software, broadcast equipment and ancillary equipment that are date dependent. The process involves four phases: Phase I - Inventory and Data Collection. This phase involves an identification of all items that are date dependent. Sinclair commenced this phase in the third quarter of 1998, and Management estimates it has completed approximately 50% of this phase as of the date hereof. The Company expects to complete this phase by the end of the second quarter of 1999.

     Phase II - Compliance Requests. This phase involves requests to information technology systems vendors for verification that the systems identified in Phase I are Year 2000 compliant. Sinclair will identify and begin to replace items that cannot be updated or certified as compliant. Sinclair has completed the compliance request phase of its plan as of the date hereof. In addition, Sinclair has verified that its accounting, traffic, payroll, and local and wide area network hardware and software systems are compliant. In addition, Sinclair is currently in the process of ascertaining that all of its personal computers and PC applications are compliant. Sinclair is currently reviewing its news-room systems, building control systems, security systems and other miscellaneous systems. The Company expects to complete this phase by the end of the second quarter of 1999.

     Phase III - Test, Fix and Verify. This phase involves testing all items that are date dependent and upgrading all non-compliant devices. Sinclair expects to complete this phase during the first, second and third quarters of 1999.

     Phase IV - Final Testing, New Item Compliance. This phase involves review of all inventories for compliance and retesting as necessary. During this phase, all new equipment will be tested for compliance. Sinclair expects to complete this phase by the end of the third quarter of 1999.

     The Company has developed a contingency/emergency plan to address Year 2000 worst case scenarios. The contingency plan includes, but is not limited to, addressing (i) regional power facilities, (ii) interruption of satellite delivered programming, (iii) replacement or repair of equipment not discovered or fixed during the year 2000 compliance process and (iv) local security measures that may become necessary relating to the Company's properties. The contingency plan involves obtaining alternative sources if existing sources of these goods and services are not available. Although the contingency plan is designed to reduce the impact of disruptions from these sources, there is no assurance that the plan will avoid material disruptions in the event one or more of these events occurs.

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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk from changes in interest rates. To manage its exposure to changes in interest rates, the Company enters into interest rate derivative hedging agreements. The Company has entered into an additional derivative instrument to monetize the benefit of a call option on a portion of its outstanding indebtedness at interest rates prevailing at the time the Company entered into the instrument. This derivative instrument (the "Treasury Option Derivative Instrument") exposes the Company to market risk from a further decrease in interest rates, but the Company believes that this risk is offset by the benefit to the Company from reduced interest rate expense on a portion of its floating rate debt and the ability to call some of its indebtedness and replace it with debt at the lower prevailing interest rates.

     Finally, the Company has entered put and call option derivative instruments relating to the Company's Class A Common Stock in order to hedge against the possible dilutive effects of employees exercising stock options pursuant to the Company's stock option plans.

     The Company does not enter into derivative instruments for speculative trading purposes. With the exception of the Company's Treasury Option Derivative Instrument (described below), the Company does not reflect the changes in fair market value related to derivative instruments in the accompanying financial statements.


INTEREST RATE RISKS

     The Company is exposed to market risk from changes in interest rates, which arises from its floating rate debt. As of December 31, 1998, the Company was obligated on $1.6 billion of indebtedness carrying a floating interest rate. The Company enters into interest rate derivative agreements to reduce the impact of changing interest rates on its floating rate debt. The 1998 Bank Credit Agreement, as amended and restated, requires the Company to enter into Interest Rate Protection Agreements at rates not to exceed 10% per annum as to a notional principal amount at least equal to 60% of the Term Loan, Revolving Credit Facility and Senior Subordinated Notes scheduled to be outstanding from time to time.

     As of December 31, 1998, the Company had several interest rate swap agreements which expire from July 7, 1999 to July 15, 2007. The swap agreements effectively set fixed rates on the Company's floating rate debt in the range of 5.5% to 8.1%. Floating interest rates are based upon the three month London Interbank Offered Rate (LIBOR) rate, and the measurement and settlement is performed quarterly.

Settlements of these agreements are recorded as adjustments to interest expense in the relevant periods. The notional amounts related to these agreements were $1.1 billion at December 31, 1998, and decrease to $200 million through the expiration dates. In addition, the Company entered into floating rate derivatives with notional amounts totaling $200 million. Based on the Company's currently hedged position, $1.7 billion or 73% of the Company's outstanding indebtedness is hedged.

     Based on the Company's debt levels and the amount of floating rate debt not hedged as of December 31, 1998, a 1% increase in the LIBOR rate would result in an increase in annualized interest expense of approximately $10.5 million.


TREASURY OPTION DERIVATIVE INSTRUMENT

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

     Upon the execution of the Option Derivative contract, the Company received a cash payment representing an option premium of $9.5 million which was recorded in "Other long-term liabilities" in the accompanying balance sheets. The Company is required to periodically adjust its liability to the present value of the future payments of the settlement amounts based on the forward five year treasury rate at the end of an accounting period. The fair market value adjustment for 1998 resulted in an income statement charge (unrealized loss) of $9.1 million for the year ended December 31, 1998. If the yield on five year treasuries at September 30, 2000 were to equal the two year forward five year treasury rate on December 31, 1998 (4.6%), Sinclair would be required to make five annual payments of approximately $4.6 million each. If the yield on five-year treasuries at September 30, 2000 decreased by 1% from the two-year forward five-year rate of December 31, 1998 (i.e., to 3.6%) then Sinclair would be required to make five annual payments of approximately $7.6 million each.

     The Company has the ability to call the 1995 Notes on September 15, 2000. The value of this call is determined by new issuance yields for senior subordinated debt at that time. The value of this call rises when yields fall and falls when yields rise. New issuance yields are based on a spread over treasury yields. If the yield on five-year treasuries remains below 6.14% until September 30, 2000, the Company expects to be able to call the 1995 Notes and refinance at the lower prevailing rates, thus offsetting the effect of the payments required under the Treasury Option Derivative. There can be no assurance, however, that the Company would be able to refinance the 1995 Notes at such time at favorable interest rates.

     Senior Subordinated Notes The Company is also exposed to risk from a change in interest rates to the extent it is required to refinance existing fixed rate indebtedness at rates higher than those prevailing at the time the existing indebtedness was incurred. As of December 31, 1998, the Company has Senior Subordinated Notes totaling $1.9 million, $300 million and $450 million expiring in the years 2003, 2005 and 2007, respectively. Based upon the quoted market price, the fair value of the Notes was $781.4 million as of December 31, 1998. Generally, the fair market value of the Notes will decrease as interest rates rise and increase as interest rates fall. The Company estimates that a 1% increase from prevailing interest rates would result in a decrease in fair value of the Notes by approximately $43.6 million as of December 31, 1998.

EQUITY PUT OPTION DERIVATIVES

     The Company is exposed to market risk relating to its equity put option derivative instruments (the "Equity Puts"). The contract terms relating to these instruments provide for settlement on the expiration date. The Equity Puts require the Company to make a settlement payment to the counterparties to these contracts (payable in either cash or shares of the Company's Class A Common stock) in an amount that is approximately equal to the put strike price minus the price of the Company's Class A Common Stock as of the termination date. If the put strike price is less than the price of the Company's Class A Common Stock as of the termination date, the Company would not be obligated to make a settlement payment. In addition, certain of these contracts include terms allowing the put option to become immediately exercisable upon the Company's Class A Common Stock trading at certain levels. The following table summarizes the Company's position relating to the Equity Puts and illustrates the market risk associated with these instruments.


                                                                                        DECEMBER 31, 1998
                                                                       ----------------------------------------------------
       EQUITY PUT             PUT          TERMINATION       TRIGGER           SETTLEMENT           SENSITIVITY-SETTLEMENT
  OPTIONS OUTSTANDING    STRIKE PRICE          DATE         PRICE (A)   ASSUMING TERMINATION (B)   ASSUMING TERMINATION (C)
----------------------- -------------- ------------------- ----------- -------------------------- -------------------------
       641,200             $ 13.94        May 31, 1999            --                   --                $   606,703
       700,000               16.0625   September 9, 1999     $  5.00           $1,137,500                  2,148,090
     1,100,000 (d)           12.892     January 13, 2000        9.00             (850,190)                   (55,990)
     2,700,000 (e)           28.931       July 2, 2001          5.00            7,811,370                  7,811,370
                                                                               ----------                -----------
                                                                               $8,098,680                $10,510,173
                                                                               ==========                ===========

----------

(a)   If the  Company's  Class A Common  Stock  reaches a market  price equal to
      "Trigger   Price,"  the  equity  put  options   will  become   immediately
      exercisable.

(b) This column represents the settlement costs that would be incurred (payable in either cash or shares of the Company's Class A Common Stock) if equity put options were terminated on December 31, 1998 and assuming a market price of $14.4375 (the closing price on March 18, 1999).

(c) This column represents the settlement costs that would be incurred (payable in either cash or shares of the Company's Class A Common Stock) if equity put options were terminated on December 31, 1998 and assuming a market price of $12.9938 (the closing price on March 18, 1999 minus 10%).

(d) The Company has entered into offsetting equity call options related to these equity put options that would provide proceeds to the Company of $850,190 and $55,990, respectively, in scenario (b) and (c) described above.

(e) The settlement of these equity put options is limited to a maximum of $2.8931 per option outstanding, or $7,811,370.



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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE

   None

                                   PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item will be included in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders under the caption "Directors and Executive Officers" which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 1998, and is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item will be included in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders under the caption "Executive Compensation" which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 1998, and is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item will be included in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders under the caption "Security Ownership of Certain Beneficial Owners and Management" which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 1998, and is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item will be included in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders under the caption "Certain Relationships and Related Transactions" which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 1998, and is incorporated herein by reference.

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

       (a) (1) Financial Statements

     The following financial statements required by this item are submitted in a separate section beginning on page F-1 of this report.





                                                                                     PAGE
                                                                                     ------
    Report of Independent Public Accountants ....................................... F-2

    Consolidated Balance Sheets as of December 31, 1997 and 1998 ................... F-3

    Consolidated Statements of Operations for the Years Ended December 31, 1996,
     1997 and 1998 ................................................................. F-4

    Consolidated Statements of Stockholders' Equity for the Years Ended December
     31, 1996, 1997 and 1998 ....................................................... F-5, F-6, F-7

    Consolidated Statements of Cash Flows for the Years Ended December 31, 1996,
     1997 and 1998 ................................................................. F-8, F-9

    Notes to Consolidated Financial Statements ..................................... F-10


       (a) (2) Financial Statements Schedules

The following financial statements schedules required by this item are submitted on pages S-1 through S-3 of this Report.


                                                                 PAGE
                                                                 -----
     Index to Schedules ......................................    S-1
     Report of Independent Public Accountants ................    S-2
     Schedule II -- Valuation and Qualifying Account .........    S-3


       All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements of the notes thereto.

       (a) (3) Exhibits

       The Exhibit Index is incorporated herein by reference.

       (b) Reports on Form 8-K

There were no reports on Form 8-K filed by the Registrant during the fourth quarter of the fiscal year ended December 31, 1998.

       (c) Exhibits

The exhibits required by this Item are listed in the Index of Exhibits.

       (d) Financial Statements Schedules

The financial statement schedules required by this Item are listed under Item 14 (a) (2).

                                   SIGNATURES

     Pursuant to the requirements of the Section 14 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 1999.

                                        SINCLAIR BROADCAST GROUP, INC.


                                        By:  /s/ DAVID D. SMITH
                                              ---------------------------------
                                              David D. Smith
                                              Chief Executive Officer


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





            SIGNATURE                            TITLE                     DATE
---------------------------------   ------------------------------   ---------------
/s/ DAVID D. SMITH                  Chairman of the Board Chief      March 30, 1999
-------------------------------       and Executive Officer
 David D. Smith                       (principal executive officer)


/s/ DAVID B. AMY                    Vice President and Chief         March 30, 1999
-------------------------------     Financial Officer (principal
 David B. Amy                         financial and accounting
                                      officer)


/s/ FREDERICK G. SMITH              Director                         March 30, 1999
-------------------------------
 Frederick G. Smith


/s/ J. DUNCAN SMITH                 Director                         March 30, 1999
-------------------------------
 J. Duncan Smith


/s/ ROBERT E. SMITH                 Director                         March 30, 1999
-------------------------------
 Robert E. Smith


/s/ BASIL A. THOMAS                 Director                         March 30, 1999
-------------------------------
 Basil A. Thomas


/s/ LAWRENCE E. MCCANNA             Director                         March 30, 1999
-------------------------------
 Lawrence E. McCanna

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS


                                                                                    PAGE
                                                                                    ------
SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
 Report of Independent Public Accountants ......................................... F-2

 Consolidated Balance Sheets as of December 31, 1997 and 1998 ..................... F-3

 Consolidated Statements of Operations for the Years Ended December 31, 1996, 1997
   and 1998 ....................................................................... F-4

 Consolidated Statements of Stockholders' Equity for the Years Ended December 31,
   1996, 1997 and 1998 ............................................................ F-5, F-6, F-7

 Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1997
   and 1998 ....................................................................... F-8, F-9

 Notes to Consolidated Financial Statements ....................................... F-10


                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Stockholders of
Sinclair Broadcast Group, Inc.:

     We have audited the accompanying consolidated balance sheets of Sinclair Broadcast Group, Inc. (a Maryland corporation) and Subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sinclair Broadcast Group, Inc. and Subsidiaries as of December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.




                                              ARTHUR ANDERSEN LLP


Baltimore,  Maryland,
February 9, 1999, except
for Note 17, as to which
the date is March 16, 1999

                SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                                                                   AS OF DECEMBER 31,
                                                                                             ------------------------------
                                                                                                  1997            1998
                                                                                             -------------   --------------
                                          ASSETS
CURRENT ASSETS:
 Cash ....................................................................................    $  139,327       $    3,268
 Accounts receivable, net of allowance for doubtful accounts of
  $2,920 and $5,169 respectively .........................................................       123,018          196,880
 Current portion of program contract costs ...............................................        46,876           60,795
 Prepaid expenses and other current assets ...............................................         4,673            5,542
 Deferred barter costs ...................................................................         3,727            5,282
 Refundable income taxes .................................................................        10,581               --
 Broadcast assets held for sale ..........................................................            --           33,747
 Deferred tax assets .....................................................................         2,550           19,209
                                                                                              ----------       ----------
   Total current assets ..................................................................       330,752          324,723
PROGRAM CONTRACT COSTS, less current portion .............................................        40,609           45,608
LOANS TO OFFICERS AND AFFILIATES .........................................................        11,088           10,041
PROPERTY AND EQUIPMENT, net ..............................................................       161,714          280,391
OTHER ASSETS .............................................................................       168,095           93,404
ACQUIRED INTANGIBLE BROADCASTING ASSETS, net of accumulated
 amortization of $138,061 and $231,821, respectively .....................................     1,321,976        3,100,415
                                                                                              ----------       ----------
   Total Assets ..........................................................................    $2,034,234       $3,854,582
                                                                                              ==========       ==========
                                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable ........................................................................    $    5,207       $   18,065
 Accrued liabilities .....................................................................        40,532           96,350
 Current portion of long-term liabilities--
  Notes payable and commercial bank financing ............................................        35,215           50,007
  Notes and capital leases payable to affiliates .........................................         3,073            4,063
  Program contracts payable ..............................................................        66,404           94,780
 Deferred barter revenues ................................................................         4,273            5,625
                                                                                              ----------       ----------
   Total current liabilities .............................................................       154,704          268,890
LONG-TERM LIABILITIES:
 Notes payable and commercial bank financing .............................................     1,022,934        2,254,108
 Notes and capital leases payable to affiliates ..........................................        19,500           19,043
 Program contracts payable ...............................................................        62,408           74,802
 Deferred tax liability ..................................................................        24,092          184,736
 Other long-term liabilities .............................................................         3,611           33,361
                                                                                              ----------       ----------
   Total liabilities .....................................................................     1,287,249        2,834,940
                                                                                              ----------       ----------
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES ...........................................         3,697            3,599
                                                                                              ----------       ----------
COMMITMENTS AND CONTINGENCIES
COMPANY OBLIGATED MANDATORILY REDEEMABLE SECURITIES OF
 SUBSIDIARY TRUST HOLDING SOLELY KDSM SENIOR DEBENTURES ..................................       200,000          200,000
                                                                                              ----------       ----------
STOCKHOLDERS' EQUITY:
 Series B Preferred stock, $.01 par value, 10,000,000 shares authorized and
  none 1,071,381 and 39,581 issued and outstanding .......................................            11               --
 Series D Preferred stock, $.01 par value, 3,450,000 shares authorized and
  3,450,000 shares issued and outstanding ................................................            35               35
 Class A Common stock, $.01 par value, 200,000,000 and 500,000,000 shares authorized and
  27,466,860 and 47,445,731 shares issued and outstanding, respectively ..................           274              474
 Class B Common stock, $.01 par value, 70,000,000 and 140,000,000 shares authorized
  and 50,872,864 and 49,075,428 shares issued and outstanding ............................           509              491
 Additional paid-in capital ..............................................................       552,557          768,648
 Additional paid-in capital -- equity put options ........................................        23,117          113,502
 Additional paid-in capital -- deferred compensation .....................................          (954)          (7,616)
 Accumulated deficit .....................................................................       (32,261)         (59,491)
                                                                                              ----------       ----------
   Total stockholders' equity ............................................................       543,288          816,043
                                                                                              ----------       ----------
   Total Liabilities and Stockholders' Equity ............................................    $2,034,234       $3,854,582
                                                                                              ==========       ==========


 The accompanying notes are an integral part of these consolidated statements.

                SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                          1996          1997           1998
                                                                      -----------  -------------  -------------
REVENUE:
 Station broadcast revenues, net of agency commissions of
   $56,040, $74,984 and $104,273, respectively .....................   $ 346,459     $ 471,228     $  672,806
 Revenues realized from station barter arrangements ................      32,029        45,207         63,998
                                                                       ---------     ---------     ----------
   Total broadcast revenues ........................................     378,488       516,435        736,804
                                                                       ---------     ---------     ----------
OPERATING EXPENSES:
 Program and production ............................................      66,652        92,178        139,143
 Selling, general and administrative ...............................      75,924       106,084        147,998
 Expenses realized from station barter arrangements ................      25,189        38,114         54,067
 Amortization of program contract costs and net
   realizable value adjustments ....................................      47,797        66,290         72,403
 Stock-based compensation ..........................................         739         1,636          3,282
 Depreciation and amortization of property and equipment ...........      11,711        18,040         29,153
 Amortization of acquired intangible broadcasting assets,
   non-compete and consulting agreements and other assets ..........      58,530        67,840         98,372
 Amortization of excess syndicated programming .....................       3,043            --             --
                                                                       ---------     ---------     ----------
   Total operating expenses ........................................     289,585       390,182        544,418
   Broadcast operating income ......................................      88,903       126,253        192,386
                                                                       ---------     ---------     ----------
OTHER INCOME (EXPENSE):
 Interest and amortization of debt discount expense ................     (84,314)      (98,393)      (138,952)
 Subsidiary trust minority interest expense ........................          --       (18,600)       (23,250)
 Net gain on sale of broadcast assets ..............................          --            --         12,001
 Unrealized loss on derivative instrument ..........................          --            --         (9,050)
 Interest income ...................................................       3,136         2,174          5,672
 Other income ......................................................         342            54          1,034
                                                                       ---------     ---------     ----------
   Income before provision benefit for income
    taxes and extraordinary item ...................................       8,067        11,488         39,841
PROVISION FOR INCOME TAXES. ........................................       6,936        15,984         45,658
                                                                       ---------     ---------     ----------
   Net income (loss) before extraordinary item .....................       1,131        (4,496)        (5,817)
EXTRAORDINARY ITEM:
 Loss on early extinguishment of debt, net of related income tax
   benefit of $4,045 and $7,370, respectively. .....................          --        (6,070)       (11,063)
                                                                       ---------     ---------     ----------
NET INCOME (LOSS) ..................................................   $   1,131     $ (10,566)    $  (16,880)
                                                                       =========     =========     ==========
NET INCOME (LOSS) AVAILABLE TO COMMON SHARE-
 HOLDERS ...........................................................   $   1,131     $ (13,329)    $  (27,230)
                                                                       =========     =========     ==========
BASIC EARNINGS PER SHARE:
 Income (loss) per share before extraordinary item .................   $     .02     $    (.10)    $     (.17)
                                                                       =========     =========     ==========
 Net income (loss) per share .......................................   $     .02     $    (.19)    $     (.29)
                                                                       =========     =========     ==========
 Average shares outstanding ........................................      69,496        71,902         94,321
                                                                       =========     =========     ==========
DILUTED EARNINGS PER SHARE:
 Income (loss) per share before extraordinary item .................   $     .02     $    (.10)    $     (.17)
                                                                       =========     =========     ==========
 Net income (loss) per share .......................................   $     .02     $    (.19)    $     (.29)
                                                                       =========     =========     ==========
 Average shares outstanding ........................................      74,762        80,156         95,692
                                                                       =========     =========     ==========


 The accompanying notes are an integral part of these consolidated statements.

                                                                     PAGE 1 OF 3
                                                                     -----------


                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                                 (IN THOUSANDS)





                                                SERIES A    SERIES B   CLASS A   CLASS B
                                               PREFERRED   PREFERRED    COMMON    COMMON
                                                 STOCK       STOCK      STOCK     STOCK
                                              ----------- ----------- --------- ---------
BALANCE, December 31, 1995 ..................   $   --        $--        $ 59     $ 290
 Two-for-one stock split ....................       --         --          59       289
                                                ------        ---        ----     -----
BALANCE, December 31, 1995, as adjusted......       --         --         118       579
 Class B Common Stock converted into Class
  A Common Stock ............................       --         --          22       (22)
 Issuance of Series A Preferred Stock .......       12         --          --        --
 Series A Preferred Stock converted into
  Series B Preferred Stock ..................      (12)        12          --        --
 Repurchase and retirement of 30,000 shares
  of Class A Common Stock ...................       --         --          --        --
 Stock option grants ........................       --         --          --        --
 Equity put options .........................       --         --          --        --
 Amortization of deferred compensation. .....       --         --          --        --
 Income tax benefit related to deferred
  compensation ..............................       --         --          --        --
 Net income .................................       --         --          --        --
                                                ------        ---        ----     -----
BALANCE, December 31, 1996 ..................   $   --        $12        $140     $ 557
                                                ------        ---        ----     -----



                                                                ADDITIONAL
                                               ADDITIONAL   PAID-IN CAPITAL -                     TOTAL
                                                 PAID-IN         DEFERRED       ACCUMULATED   STOCKHOLDERS'
                                                 CAPITAL       COMPENSATION       DEFICIT        EQUITY
                                              ------------ ------------------- ------------- --------------
BALANCE, December 31, 1995 ..................   $116,088        $     --         $ (20,063)     $ 96,374
 Two-for-one stock split ....................       (348)             --                --            --
                                                --------        --------         ---------      --------
BALANCE, December 31, 1995, as adjusted......    115,740              --           (20,063)       96,374
 Class B Common Stock converted into Class
  A Common Stock ............................         --              --                --            --
 Issuance of Series A Preferred Stock .......    125,067              --                --       125,079
 Series A Preferred Stock converted into
  Series B Preferred Stock ..................         --              --                --            --
 Repurchase and retirement of 30,000 shares
  of Class A Common Stock ...................       (748)             --                --          (748)
 Stock option grants ........................     25,784          (1,868)               --        23,916
 Equity put options .........................     (8,938)             --                --        (8,938)
 Amortization of deferred compensation. .....         --             739                --           739
 Income tax benefit related to deferred
  compensation ..............................       (300)             --                --          (300)
 Net income .................................         --              --             1,131         1,131
                                                --------        --------         ---------      --------
BALANCE, December 31, 1996 ..................   $256,605        $ (1,129)        $ (18,932)     $237,253
                                                --------        --------         ---------      --------

 The accompanying notes are an integral part of these consolidated statements.

                                                                     PAGE 2 OF 3
                                                                     -----------

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                                 (IN THOUSANDS)





                                                    SERIES B    SERIES D   CLASS A   CLASS B    ADDITIONAL
                                                   PREFERRED   PREFERRED    COMMON    COMMON      PAID-IN
                                                     STOCK       STOCK      STOCK     STOCK       CAPITAL
                                                  ----------- ----------- --------- --------- --------------
BALANCE, December 31, 1996 ......................    $12          $--       $140      $ 557     $256,605
 Repurchase and retirement of
  186,000 shares of Class A Common Stock              --           --          (4)       --       (4,595)
 Class B Common Stock converted into Class
  A Common Stock ................................     --           --        48         (48)          --
 Series B Preferred Stock converted into
  Class A Common Stock ..........................       (1)        --         4          --             (3)
 Issuance of Class A Common Stock, net of
  related issuance costs of $7,572 ..............     --           --        86          --      150,935
 Issuance of Series D Preferred Stock, net of
  related issuance costs of $5,601 ..............     --           35        --          --      166,864
 Dividends payable on Series D Preferred
  Stock .........................................     --           --        --          --           --
 Equity put options .............................     --           --        --          --      (14,179)
 Equity put options premium .....................     --           --        --          --       (3,365)
 Stock option grants ............................     --           --        --          --          430
 Stock option grants exercised ..................     --           --        --          --          105
 Amortization of deferred compensation ..........     --           --        --          --           --
 Income tax benefit related to deferred
  compensation ..................................     --           --        --          --         (240)
 Net loss .......................................     --           --        --          --           --
                                                     -----        ---       -----     -----     ----------
BALANCE, December 31, 1997 ......................    $11          $35       $274      $ 509     $552,557
                                                     -----        ---       -----     -----     ----------



                                                   ADDITIONAL
                                                     PAID-IN        ADDITIONAL
                                                    CAPITAL-    PAID-IN CAPITAL -                     TOTAL
                                                   EQUITY PUT        DEFERRED       ACCUMULATED   STOCKHOLDERS'
                                                     OPTIONS       COMPENSATION       DEFICIT        EQUITY
                                                  ------------ ------------------- ------------- --------------
BALANCE, December 31, 1996 ......................    $    --        $ (1,129)        $ (18,932)    $ 237,253
 Repurchase and retirement of
  186,000 shares of Class A Common Stock                  --              --                --        (4,599)
 Class B Common Stock converted into Class
  A Common Stock ................................         --              --                --            --
 Series B Preferred Stock converted into
  Class A Common Stock ..........................         --              --                --            --
 Issuance of Class A Common Stock, net of
  related issuance costs of $7,572 ..............         --              --                --       151,021
 Issuance of Series D Preferred Stock, net of
  related issuance costs of $5,601 ..............         --              --                --       166,899
 Dividends payable on Series D Preferred
  Stock .........................................         --              --            (2,763)       (2,763)
 Equity put options .............................     23,117              --                --         8,938
 Equity put options premium .....................         --              --                --        (3,365)
 Stock option grants ............................         --            (430)               --            --
 Stock option grants exercised ..................         --              --                --           105
 Amortization of deferred compensation ..........         --             605                --           605
 Income tax benefit related to deferred
  compensation ..................................         --              --                --          (240)
 Net loss .......................................         --              --           (10,566)      (10,566)
                                                     -------        --------         ---------     ---------
BALANCE, December 31, 1997 ......................    $23,117        $   (954)        $ (32,261)    $ 543,288
                                                     -------        --------         ---------     ---------

 The accompanying notes are an integral part of these consolidated statements.

                                                                     PAGE 3 OF 3
                                                                     -----------

                SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                                 (IN THOUSANDS)





                                               SERIES B    SERIES D   CLASS A   CLASS B   ADDITIONAL
                                              PREFERRED   PREFERRED    COMMON    COMMON     PAID-IN
                                                STOCK       STOCK      STOCK     STOCK      CAPITAL
                                             ----------- ----------- --------- --------- ------------
BALANCE, December 31, 1997 as adjusted .....   $   11        $35       $ 274     $ 509    $ 552,557
 Class B Common Stock converted into Class
  A Common Stock ...........................       --         --          18       (18)          --
 Series B Preferred Stock converted into
  Class A Common Stock .....................      (11)        --          75        --          (64)
 Dividends payable on Series D Preferred
  Stock ....................................       --         --          --        --           --
 Stock option grants .......................       --         --          --        --        8,383
 Stock option grants exercised .............       --         --           1        --        1,143
 Class A Common Stock shares issued
  pursuant to employee benefit plans .......       --         --           1        --        1,989
 Equity put options ........................       --         --          --        --      (90,385)
 Repurchase and retirement of 1,505,000
  shares of Class A Common Stock ...........       --         --         (15)       --      (26,650)
 Equity put option premiums ................       --         --          --        --      (12,938)
 Issuance of Class A Common Stock ..........       --         --         120        --      335,003
 Amortization of deferred compensation .....       --         --          --        --           --
 Income tax benefit relating to deferred
  compensation .............................       --         --          --        --         (390)
 Net loss ..................................       --         --          --        --           --
                                               ------        ---       -----     -----    ---------
BALANCE, December 31, 1998 .................   $   --        $35       $ 474     $ 491    $ 768,648
                                               ------        ---       -----     -----    ---------



                                                 ADDITIONAL          ADDITIONAL
                                              PAID-IN CAPITAL-   PAID-IN CAPITAL -                     TOTAL
                                                 EQUITY PUT           DEFERRED       ACCUMULATED   STOCKHOLDERS'
                                                   OPTIONS          COMPENSATION       DEFICIT        EQUITY
                                             ------------------ ------------------- ------------- --------------
BALANCE, December 31, 1997 as adjusted .....      $  23,117          $   (954)       $  (32,261)    $ 543,288
 Class B Common Stock converted into Class
  A Common Stock ...........................             --                --                --            --
 Series B Preferred Stock converted into
  Class A Common Stock .....................             --                --                --            --
 Dividends payable on Series D Preferred
  Stock ....................................             --                --           (10,350)      (10,350)
 Stock option grants .......................             --            (8,383)               --            --
 Stock option grants exercised .............             --                --                --         1,144
 Class A Common Stock shares issued
  pursuant to employee benefit plans .......             --                --                           1,990
 Equity put options ........................         90,385                --                --            --
 Repurchase and retirement of 1,505,000
  shares of Class A Common Stock ...........             --                --                --       (26,665)
 Equity put option premiums ................             --                --                         (12,938)
 Issuance of Class A Common Stock ..........             --                --                --       335,123
 Amortization of deferred compensation .....             --             1,721                --         1,721
 Income tax benefit relating to deferred
  compensation .............................             --                --                --          (390)
 Net loss ..................................             --                --           (16,880)      (16,880)
                                                  ---------          --------        ----------     ---------
BALANCE, December 31, 1998 .................      $ 113,502          $ (7,616)       $  (59,491)    $ 816,043
                                                  ---------          --------        ----------     ---------

 The accompanying notes are an integral part of these consolidated statements.

                                                                     PAGE 1 OF 2
                                                                     -----------
                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                                 (IN THOUSANDS)






                                                                              1996            1997            1998
                                                                          ------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss) ....................................................    $   1,131       $ (10,566)      $ (16,880)
 Adjustments to reconcile net income (loss) to net cash flows from operating activities--
   Extraordinary loss .................................................           --          10,115          18,433
   (Gain) loss on sale of broadcast assets ............................           --             226         (12,001)
   Loss on derivative instrument ......................................           --              --           9,050
   Amortization of debt discount ......................................           --               4              98
   Depreciation and amortization of property and equipment ............       11,711          18,040          29,153
   Amortization of acquired intangible broadcasting assets,
    non-compete and consulting agreements and other
    assets ............................................................       58,530          67,840          98,372
   Amortization of program contract costs and net realizable
    value adjustments .................................................       50,840          66,290          72,403
   Amortization of deferred compensation ..............................          739           1,636           1,721
   Deferred tax provision (benefit) ...................................        2,330          20,582          30,700
   Net effect of change in deferred barter revenues
    and deferred barter costs .........................................         (908)            591            (624)
   Decrease in minority interest ......................................         (121)           (183)            (98)
 Changes in assets and liabilities, net of effects of acquisitions and dispositions--
   Increase in accounts receivable, net ...............................      (41,310)         (9,468)        (68,207)
   Increase in prepaid expenses and other
    current assets ....................................................         (217)           (591)         (2,475)
   (Increase) decrease in refundable income taxes .....................           --         (10,581)         10,581
   Increase (decrease) in accounts payable and accrued liabilities.....       16,727          (5,330)         44,038
   Increase (decrease) in other long-term liabilities .................          297            (921)            483
 Payments on program contracts payable ................................      (30,451)        (51,059)        (64,267)
                                                                           ---------       ---------       ---------
   Net cash flows from operating activities ...........................    $  69,298       $  96,625       $ 150,480
                                                                           ---------       ---------       ---------


  The accompanying notes are an integral part of these consolidated statements

                                                                     PAGE 2 OF 2
                                                                     -----------

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                                 (IN THOUSANDS)

                                                                            1996            1997             1998
                                                                      ---------------   ------------   ---------------
NET CASH FLOWS FROM OPERATING ACTIVITIES ..........................    $     69,298      $   96,625     $    150,480
                                                                       ------------      ----------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of property and equipment ............................         (12,609)        (19,425)         (19,426)
 Payments for acquisitions of television and radio stations .......      (1,007,572)       (202,910)      (2,058,015)
 Deposits and other costs related to future acquisitions ..........              --              --          (10,243)
 Proceeds from assignment of FCC purchase option ..................              --           2,000               --
 Distributions from (investments in) joint ventures ...............            (380)            380              665
 Proceeds from sale of broadcast assets ...........................              --             470          273,290
 Loans to officers and affiliates .................................            (854)         (1,199)          (2,073)
 Repayments of loans to officers and affiliates ...................           1,562           1,694            3,120
                                                                       ------------      ----------     ------------
   Net cash flows used in investing activities.. ..................      (1,019,853)       (218,990)      (1,812,682)
                                                                       ------------      ----------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from notes payable and commercial bank
   financing ......................................................         982,500         126,500        1,822,677
 Repayments of notes payable, commercial bank
   financing and capital leases ...................................        (110,657)       (693,519)        (578,285)
 Repayments of notes and capital leases to affiliates .............          (1,867)         (2,313)          (1,798)
 Payments of costs related to bank financings .....................         (21,294)         (5,181)         (11,138)
 Prepayments of excess syndicated program contract liabilities.....          (7,488)         (1,373)              --
 Repurchases of the Company's Class A Common Stock ................            (748)         (4,599)         (26,665)
 Payments relating to redemption of 1993 Notes ....................              --        (106,508)              --
 Dividends paid on Series D Preferred Stock .......................              --          (2,357)         (10,350)
 Proceeds from exercise of stock options ..........................              --             105            1,144
 Payment received upon execution of derivative instrument .........              --              --            9,450
 Payment of equity put option premiums ............................              --            (507)         (14,015)
 Net proceeds from issuances of Senior Subordinated Notes .........              --         438,427               --
 Net proceeds from issuances of Class A Common Stock ..............              --         151,021          335,123
 Net proceeds from issuance of Series D Preferred Stock ...........              --         166,899               --
 Net proceeds from subsidiary trust securities offering ...........              --         192,756               --
                                                                       ------------      ----------     ------------
   Net cash flows from financing activities .......................         840,446         259,351        1,526,143
                                                                       ------------      ----------     ------------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS ......................................................        (110,109)        136,986         (136,059)
CASH AND CASH EQUIVALENTS, beginning of period ....................         112,450           2,341          139,327
                                                                       ------------      ----------     ------------
CASH AND CASH EQUIVALENTS, end of period ..........................    $      2,341      $  139,327     $      3,268
                                                                       ============      ==========     ============

 The accompanying notes are an integral part of these consolidated statements.

                SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1996, 1997 AND 1998


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:



BASIS OF PRESENTATION
---------------------

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


PRINCIPLES OF CONSOLIDATION
---------------------------

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


CASH AND USE OF ESTIMATES
-------------------------

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


PROGRAMMING
-----------

The Companies have agreements with distributors for the rights to television programming over contract periods which generally run from one to seven years. Contract payments are made in installments over terms that are generally shorter than the contract period. Each contract is recorded as an asset and a liability at an amount equal to its gross contractual commitment when the license period begins and the program is available for its first showing. The portion of program contracts which become payable within one year is reflected as a current liability in the accompanying consolidated balance sheetsfinancial statements.

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


BARTER ARRANGEMENTS
-------------------

Certain program contracts provide for the exchange of advertising air time in lieu of cash payments for the rights to such programming. These contracts are recorded as the programs are aired at the estimated fair value of the advertising air time given in exchange for the program rights. Network programming is excluded from these calculations.

                SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1996, 1997 AND 1998 - (CONTINUED )

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


OTHER ASSETS
------------

Other assets as of December 31, 1997 and 1998 consist of the following (in thousands):

                                                                              1997         1998
                                                                           ----------   ----------
     Unamortized costs relating to securities issuances ................    $ 43,011     $30,854
     Equity interest investments .......................................       2,850       4,003
     Notes and accrued interest receivable .............................      11,102      44,893
     Purchase option ...................................................      27,826       2,000
     Deposits and other costs relating to future acquisitions ..........      82,275      11,283
     Other .............................................................       1,031         371
                                                                            --------     -------
                                                                            $168,095     $93,404
                                                                            ========     =======

ACQUIRED INTANGIBLE BROADCASTING ASSETS
---------------------------------------

Acquired intangible broadcasting assets are being amortized on a straight-line basis over periods of 1 to 40 years. These amounts result from the acquisition of certain television and radio station license and non-license assets. The Company monitors the individual financial performance of each of the stations and continually evaluates the realizability of intangible and tangible assets and the existence of any impairment to its recoverability based on the projected undiscounted cash flows of the respective stations. As of December 31, 1998, Management believes that the carrying amounts of the Company's tangible and intangible assets have not been impaired.

Intangible assets as of December 31, 1997 and 1998, consist of the following (in thousands):

                                                 AMORTIZATION
                                                    PERIOD          1997          1998
                                               --------------- ------------- -------------
     Goodwill ................................      40 years    $  755,858    $1,475,666
     Intangibles related to LMAs .............      15 years       128,080       454,181
     Decaying advertiser base ................      15 years        95,657       113,854
     FCC licenses ............................      25 years       400,073       760,482
     Network affiliations ....................      25 years        55,966       477,732
     Other ................................... 1 -- 40 years        24,403        50,321
                                                                ----------    ----------
                                                                 1,460,037     3,332,236
     Less-- Accumulated amortization .........                    (138,061)     (231,821)
                                                                ----------    ----------
                                                                $1,321,976    $3,100,415
                                                                ==========    ==========

ACCRUED LIABILITIES
-------------------

Accrued liabilities consist of the following as of December 31, 1997 and 1998 (dollars in thousands):


                                                                   1997         1998
                                                                ----------   ----------
     Compensation ...........................................    $10,608      $19,108
     Accrued taxes payable ..................................         --       10,788
     Interest ...............................................     18,359       44,761
     Other accruals relating to operating expenses ..........     11,565       21,693
                                                                 -------      -------
                                                                 $40,532      $96,350
                                                                 =======      =======

                SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1996, 1997 AND 1998 - (CONTINUED )


SUPPLEMENTAL INFORMATION -- STATEMENT OF CASH FLOWS
---------------------------------------------------

During 1996, 1997 and 1998 the Company incurred the following transactions (in thousands):

                                                                 1996         1997          1998
                                                              ----------   ----------   -----------
- Purchase accounting adjustments related to deferred taxes    $ 18,051     $    --      $113,950
                                                               ========     =======      ========
- Capital lease obligations incurred ......................    $     --     $10,927      $  3,807
                                                               ========     =======      ========
- Issuance of Series A Preferred Stock ....................    $125,079     $    --      $     --
                                                               ========     =======      ========
- Income taxes paid .......................................    $  6,837     $ 6,502      $  3,588
                                                               ========     =======      ========
- Subsidiary trust minority interest payments .............    $     --     $17,631      $ 23,250
                                                               ========     =======      ========
- Interest paid ...........................................    $ 82,814     $98,521      $117,658
                                                               ========     =======      ========

LOCAL MARKETING AGREEMENTS
--------------------------

The Company generally enters into LMAs, JSAs and similar arrangements with stations located in markets in which the Company already owns and operates a station, and in connection with acquisitions, pending regulatory approval of transfer of License Assets. Under the terms of these agreements, the Company makes specified periodic payments to the owner-operator in exchange for the grant to the Company of the right to program and sell advertising on a specified portion of the station's inventory of broadcast time. Nevertheless, as the holder of the Federal Communications Commission (FCC) license, the owner-operator retains control and responsibility for the operation of the station, including responsibility over all programming broadcast on the station.

Included in the accompanying consolidated statements of operations for the years ended December 31, 1996, 1997 and 1998, are net revenues of $153.0 million, $135.0 million and $207.8 million, respectively, that relate to LMAs and JSAs.


BROADCAST ASSETS HELD FOR SALE
------------------------------

Broadcast assets held for sale primarily comprise four radio stations in the Norfolk, Virginia market acquired in connection with the Heritage Acquisition and Max Media Acquisition (see Note 11). The Company is required to divest of certain of these radio stations due to FCC ownership guidelines. The Company is currently engaged in discussions with potential buyers with respect to three of these stations and expects to complete the sale of these stations during 1999. The Company capitalized interest relating to the carrying cost associated with these radio stations of $1.6 million for the year ended December 31, 1998.


RECLASSIFICATIONS
-----------------

Certain   reclassifications  have  been  made  to  the  prior  years'  financial statements to conform with the current year presentation.

                SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1996, 1997 AND 1998 - (CONTINUED )

2. PROPERTY AND EQUIPMENT:


Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed under the straight-line method over the following estimated useful lives:


     Buildings and improvements .............................. 10 -- 35 years
     Station equipment .......................................  5 -- 10 years
     Office furniture and equipment ..........................  5 -- 10 years
     Leasehold improvements .................................. 10 -- 31 years
     Automotive equipment ....................................  3 -- 5 years
     Property and equipment and autos under capital leases ... Shorter of 10 years or the lease term


Property and equipment consisted of the following as of December 31, 1997 and 1998 (in thousands):

                                                           1997         1998
                                                       ------------ ------------
     Land and improvements ...........................  $  10,225    $  14,365
     Buildings and improvements ......................     41,436       58,415
     Station equipment ...............................    130,586      230,221
     Office furniture and equipment ..................     14,037       26,083
     Leasehold improvements ..........................      8,457       11,516
     Automotive equipment ............................      4,090        9,122
                                                        ---------    ---------
                                                          208,831      349,722
     Less-- Accumulated depreciation and amortization     (47,117)     (69,331)
                                                        ---------    ---------
                                                        $ 161,714    $ 280,391
                                                        =========    =========

3. DERIVATIVE INSTRUMENTS:


The Company enters into derivative instruments primarily for the purpose of reducing the impact of changing interest rates and to monitize the benefits associated with a historically low interest rate environment. In addition, the Company has entered into put and call option derivative instruments relating to the Company's Class A Common Stock in order to hedge the possible dilutive effect of employees exercising stock options pursuant to the Company's stock option plans. The Company does not enter into derivative instruments for speculative trading purposes. With the exception of the Company's Treasury Option Derivative Instrument (described below), the Company does not reflect the changes in fair market value related to derivative instruments in the accompanying financial statements.

During 1998, FASB issued SFAS 133 "Accounting for Derivative Instruments and for Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative investments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. SFAS 133 is effective for the Company beginning January 1, 2000. The Company is evaluating its eventual impact on its financial statements.


INTEREST RATE HEDGING DERIVATIVE INSTRUMENTS
--------------------------------------------

The Company enters into interest rate derivativeinterest rate hedging agreements to reduce the impact of changing interest rates on its floating rate debt. The 1998 Bank Credit Agreement, as amended and

                SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1996, 1997 AND 1998 - (CONTINUED )

restated, requires the Company to enter into Interest Rate Protection Agreements at rates not to exceed 10% per annum as to a notional principal amount at least equal to 60% of the Term Loan, Revolving Credit Facility and Senior Subordinated Notes scheduled to be outstanding from time to time.

As of December 31, 1998, the Company had several interest rate swap agreements which expire from July 7, 1999 to July 15, 2007. The swap agreements set rates in the range of 5.5% to 8.1%. Floating interest rates are based upon the three month London Interbank Offered Rate (LIBOR) rate, and the measurement and settlement is performed quarterly. Settlements of these agreements are recorded as adjustments to interest expense in the relevant periods. The notional amounts related to these agreements was were $1.1 billion at December 31, 1998, and decrease to $200 million through the expiration dates. In addition, the Company has entered into floating rate derivatives with notional amounts totaling $200 million. Based on the Company's currently hedged position, $1.7 billion or 73% of the Company's outstanding indebtedness is hedged.

The Company has no intentions of terminating these instruments prior to their expiration dates unless it were to prepay a portion of its bank debt. The counter parties to these agreements are international financial institutions. The Company estimates the fair value of these instruments at December 31, 1997 and 1998 to be $0.7 million and $3.0 million, respectively. The fair value of the interest rate hedging derivative instruments is estimated by obtaining quotations from the financial institutions which are a party to the Company's derivative contracts (the "Banks"). The fair value is an estimate of the net amount that the Company would pay at December 31, 1998 if the contracts were transferred to other parties or canceled by the Banks.


TREASURY OPTION DERIVATIVE INSTRUMENT
-------------------------------------

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

Upon the execution of the Option Derivative contract, the Company received a cash payment representing an option premium of $9.5 million which was recorded in "Other long-term liabilities" in the accompanying balance sheets. The Company is required to periodically adjust its liability to the present value of the future payments of the settlement amounts based on the forward five year treasury rate at the end of an accounting period. The fair market value adjustment for 1998 resulted in an income statement charge (unrealized loss) of $9.1 million for the year ended December 31, 1998.


EQUITY PUT AND CALL OPTION DERIVATIVE INSTRUMENTS
-------------------------------------------------

1996 OPTIONS

During December 1996, the Company entered into put and call option contracts related to the Company's common stock. These option contracts were entered into for the purpose of hedging the dilution of the Company's common stock upon the exercise of stock options granted and can either be physically settled in cash or net physically settled in shares, at the election of the Company. The Company entered into 500,000 call options for common stock and 641,200 put options for common stock, with a strike price of $18.875 and $13.94 per common share, respectively.

                SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1996, 1997 AND 1998 - (CONTINUED )

1997 OPTIONS

In April 1997, the Company entered into additional put and call option contracts related to its common stock for the purpose of hedging the dilution of the common stock upon the exercise of stock options granted. The Company entered into 1,100,000 European style (that is, exercisable on the expiration date only) put options for common stock with a strike price of $12.89 per share which provide for settlement in cash or in shares, at the election of the Company. The Company entered into 1,100,000 American style (that is, exercisable any time on or before the expiration date) call options for common stock with a strike price of $12.89 per share which provide for settlement in cash or in shares, at the election of the Company.


1998 OPTIONS

In July 1998, the Company entered into put and call option contracts related to the Company's common stock (the "July Options"). In September 1998, the Company entered into additional put and call option contracts related to the Company's common stock (the "September Options"). These option contracts allow for settlement in cash or net physically in shares, at the election of the Company. The Company entered into these option contracts for the purpose of hedging the dilution of the Company's common stock upon the exercise of stock options granted. The July Options included 2,700,000 call options for common stock and 2,700,000 put options for common stock, with a strike price of $33.27 and $28.93 per common share, respectively. The September Options included 467,000 call options for common stock and 700,000 put options for common stock, with a strike price of $28.00 and $16.0625 per common share, respectively. For the year ended December 31, 1998, option premium payments of $12.2 million and $0.7 million were made relating to the July and September Options, respectively. The Company recorded these premium payments as a reduction of additional paid-in capital. To the extent that the Company entered into put options related to its common stock, the additional paid-in capital amounts were reclassified accordingly and reflected as Equity Put Options in the accompanying balance sheet as of December 31, 1998.


4. NOTES PAYABLE AND COMMERCIAL BANK FINANCING:


1996 BANK CREDIT AGREEMENT
--------------------------

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

The applicable interest rate for the Tranche A Term Loan and the Revolving Credit Commitment was either LIBOR plus 1.25% to 2.5% or the alternative base rate plus zero to 1.25%. The applicable interest rate for the Tranche A Term Loan and the Revolving Credit Commitment was adjusted based on the ratio of total debt to four quarters trailing earnings before interest, taxes, depreciation and amortization. The applicable interest rate for Tranche B was either LIBOR plus 2.75% or the base rate plus 1.75%. The weighted average interest rates for outstanding indebtedness relating to the 1996 Bank Credit Agreement

                SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1996, 1997 AND 1998 - (CONTINUED )

during 1996 and as of December 31, 1996, were 8.08% and 8.12%, respectively. Interest expense relating to the 1996 Bank Credit Agreement was $40.4 million for the year ended December 31, 1996. The Company amended and restated the


1997 BANK CREDIT AGREEMENT
--------------------------

In order to expand its capacity and obtain more favorable terms with its syndicate of banks, the Company amended and restated the 1996 Bank Credit Agreement in May 1997 (the "1997 Bank Credit Agreement"). Contemporaneously with the 1997 Preferred Stock Offering and the 1997 Common Stock Offering (see Note
12) consummated in September 1997, the Company amended its 1997 Bank Credit Agreement. The 1997 Bank Credit Agreement, as amended, consisted of two classes:
Tranche A Term Loan Term loan and a Revolving Credit Commitment.

The Tranche A Term Loan was a term loan in a principal amount not to exceed $325 million and was scheduled to be paid in quarterly installments through December 31, 2004. The Revolving Credit Commitment was a revolving credit facility in a principal amount not to exceed $675 million and was scheduled to have reduced availability quarterly through December 31, 2004. As of December 31, 1997, outstanding indebtedness under the Tranche A Term Loan and the Revolving Credit Commitment were $307.1 million and $-0- respectively.

The applicable interest rate for the Tranche A Term Loan and the Revolving Credit Commitment was either LIBOR plus 0.5% to 1.875% or the alternative base rate plus zero to 0.625%. The applicable interest rate for the Tranche A Term Loan and the Revolving Credit Commitment was to be adjusted based on the ratio of total debt to four quarters' trailing earnings before interest, taxes, depreciation and amortization. The weighted average interest rates for outstanding indebtedness relating to the 1997 Bank Credit Agreement during 1997 and as of December 31, 1997 were 7.4% and 8.5%, respectively. The interest expense relating to the 1997 Bank Credit Agreement was $46.7 million for the year ended December 31, 1997. The Company replaced the 1997 Bank Credit Agreement with the 1998 Bank Credit Agreement in May 1998 as discussed below.


1998 BANK CREDIT AGREEMENT
--------------------------

In order to expand its borrowing capacity to fund future acquisitions and obtain more favorable terms with its syndicate of banks, the Company obtained a new $1.75 billion senior secured credit facility (the "1998 Bank Credit Agreement"). The 1998 Bank Credit Agreement was executed in May of 1998 and includes (i) a $750.0 million Term Loan Facility repayable in consecutive quarterly installments commencing on March 31, 1999 and ending on September 15, 2005; and
(ii) a $1.0 billion reducing Revolving Credit Facility. Availability under the Revolving Credit Facility reduces quarterly, commencing March 31, 2001 and terminating on September 15, 2005. Not more than $350.0 million of the Revolving Credit Facility will be available for issuances of letters of credit. The 1998 Bank Credit Agreement also includes a standby uncommitted multiple draw term loan facility of $400.0 million. The Company is required to prepay the term loan facility and reduce the revolving credit facility with (i) 100% of the net proceeds of any casualty loss or condemnation; (ii) 100% of the net proceeds of any sale or other disposition by the Company of any assets in excess of $100.0 million in the aggregate for any fiscal year, to the extent not used to acquire new assets; and (iii) 50% of excess cash flow (as defined) if the Company's ratio of debt to EBITDA (as defined) exceeds a certain threshold. The 1998 Bank Credit Agreement contains representations and warranties, and affirmative and negative covenants, including among other restrictions, limitations on additional indebtedness, customary for credit facilities of this type. The 1998 Bank Credit Agreement is secured only by a pledge of the stock of each subsidiary of the Company other than KDSM, Inc., KDSM Licensee, Inc., Cresap Enterprises, Inc. and Sinclair Capital. The Company is required to maintain certain debt covenants in connection with the 1998 Bank Credit Agreement. As of December 31, 1998, the Company is in compliance with all debt covenants.

                SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1996, 1997 AND 1998 - (CONTINUED )

The applicable interest rate for the Term Loan Facility and the Revolving Credit Facility is either LIBOR plus 0.5% to 1.875% or the alternative base rate plus zero to 0.625%. The applicable interest rate for the Term Loan Facility and the Revolving Credit Facility is adjusted based on the ratio of total debt to four quarters' trailing earnings before interest, taxes, depreciation and amortization. As of December 31, 1998, the Company's applicable interest rate for borrowings under the 1998 Bank Credit Agreement is either LIBOR plus 1.5% or the alternative base rate plus .25%.

As a result of entering into the Company's 1998 Bank Credit Agreement, the Company incurred debt acquisition costs of $11.1 million and recognized an extraordinary loss of $11.1 million net of a tax benefit of $7.4 million. The extraordinary loss represents the write-off of debt acquisition costs associated with indebtedness replaced by the new facility. The weighted average interest rates for outstanding indebtedness relating to the 1998 Bank Credit Agreement during 1998 and as of December 31, 1998 were 6.8% and 6.3%, respectively. Combined interest expense relating to the 1997 and 1998 Bank Credit Agreements was $66.1 million for year ended December 31, 1998.

8 3/4% SENIOR SUBORDINATED NOTES DUE 2007
-----------------------------------------

In December 1997, the Company completed an issuance of $250 million aggregate principal amount of 8 3/4% Senior Subordinated Notes due 2007 (the "8 3/4% Notes") pursuant to a shelf registration statement and generated net proceeds to the Company of $242.8 million. Of the net proceeds from the issuance, $106.2 million was utilized to tender the Company's 1993 Notes with the remainder retained for general corporate purposes which may include payments relating to future acquisitions.

Interest on the 8 3/4% Notes is payable semiannually on June 15 and December 15 of each year, commencing June 15, 1998. Interest expense for the year ended December 31, 1997 and 1998 was $0.9 million and $21.9 million, respectively. The 8 3/4% Notes are issued under an Indenture among SBG, its subsidiaries (the guarantors) and the trustee. Costs associated with the offering totaled $5.8 million, including an underwriting discount of $5.0 million. These costs were capitalized and are being amortized over the life of the debt.

Based upon the quoted market price, the fair value of the 8 3/4% Notes as of December 31, 1997 and 1998 was $250.6 million and $254.4 million, respectively.


9% SENIOR SUBORDINATED NOTES DUE 2007
-------------------------------------

In July 1997, the Company completed an issuance of $200 million aggregate principal amount of 9% Senior Subordinated Notes due 2007 (the "9% Notes"). The Company utilized $162.5 million of the approximately $195.6 million net proceeds of the issuance to repay outstanding revolving credit indebtedness under the 1997 Bank Credit Agreement and utilized the remainder to fund acquisitions.

Interest on the 9% Notes is payable semiannually on January 15 and July 15 of each year, commencing January 15, 1998. Interest expense for the years ended December 31, 1997 and 1998 was $9.0 million and $18.0 million, respectively. The 9% Notes are issued under an Indenture among SBG, its subsidiaries (the guarantors) and the trustee. Costs associated with the offering totaled $4.8 million, including an underwriting discount of $4.0 million. These costs were capitalized and are being amortized over the life of the debt.

Based upon the quoted market price, the fair value of the 9% Notes as of December 31, 1997 and 1998 was $206.4 million and $205.3 million, respectively.


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

                SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1996, 1997 AND 1998 - (CONTINUED )

Interest on the Notes is payable semiannually on notes is due March 30 and September 30 of each year, commencing March 30, 1996. Interest expense was $30.0 million for each of the three years ended December 31, 1996, 1997 and 1998. The notes are issued under an indenture among SBG, its subsidiaries (the guarantors) and the trustee. Costs associated with the offering totaled $6.8 million, including an underwriting discount of $6.0 million and are being amortized over the life of the debtinterest.

Based upon the quoted market price, the fair value of the 1995 Notes as of December 31, 1997 and 1998 was $322.2 million and $319.8 million, respectively.



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

Interest on the Notes not tendered is payable semiannually ondue June 15 and December 15 of each year. Interest expense for the years ended December 31, 1996, 1997 and 1998, was $10.0 million, $9.6 million and $0.2 million, respectively. The Notes are issued under an Indenture among SBG, its subsidiaries (the guarantors) and the trustee.

Based upon the quoted market price, the fair value of the 1993 Notes as of December 31, 1998 is $2.0 million.


SUMMARY
-------

Notes payable and commercial bank financing consisted of the following as of December 31, 1997 and 1998 (in thousands):

                                                                                   1997            1998
                                                                              -------------   -------------
    Bank Credit Agreement, Term Loan ......................................    $  307,125      $  750,000
    Bank Credit Agreement, Revolving Credit Facility ......................            --         803,000
    8 3/4% Senior Subordinated Notes, due 2007 ............................       250,000         250,000
    9% Senior Subordinated Notes, due 2007 ................................       200,000         200,000
    10% Senior Subordinated Notes, due 2003 ...............................         1,899           1,899
    10% Senior Subordinated Notes, due 2005 ...............................       300,000         300,000
    Installment note for certain real estate interest at 8.0% .............           101              94
                                                                               ----------      ----------
                                                                                1,059,125       2,304,993
    Less: Discount on 8 3/4% Senior Subordinated Notes, due 2007 ..........          (976)           (878)
    Less:Current portion ..................................................       (35,215)        (50,007)
                                                                               ----------      ----------
                                                                               $1,022,934      $2,254,108
                                                                               ==========      ==========

                SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1996, 1997 AND 1998 - (CONTINUED )

Indebtedness under the 1998 Bank Credit Agreement and notes payable as of December 31, 1998, mature as follows (in thousands):



     1999 ................................................................     $   50,007
     2000 ................................................................         75,008
     2001 ................................................................        100,009
     2002 ................................................................        203,009
     2003 ................................................................        276,909
     2004 and thereafter .................................................      1,600,051
                                                                               ----------
                                                                                2,304,993
     Less: Discount on 8 3/4% Senior Subordinated Notes, due 2007 ........           (878)
                                                                               ----------
                                                                               $2,304,115
                                                                               ==========


Substantially all of the Company's stock in its wholly owned subsidiaries has been pledged as security for notes payable and commercial bank financing.

5. NOTES AND CAPITAL LEASES PAYABLE TO AFFILIATES:


Notes and capital leases payable to affiliates consisted of the following as of December 31, 1997 and 1998 (in thousands):

                                                                                 1997          1998
                                                                             -----------   -----------
Subordinated installment notes payable to former majority owners, interest at 8.75%, principal payments in varying amounts due annually beginning October 1991, with a balloon payment due at maturity in
 May  2005 ...............................................................    $  9,574      $  8,636
Capital lease for building, interest at 17.5% ............................       1,198           972
Capital leases for broadcasting tower facilities, interest rates
 averaging 10% ...........................................................       3,720         3,566
Capitalization of time brokerage agreements, interest at 6.73% to 8.25% .        6,611         8,943
Capital leases for building and tower, interest at 8.25% .................       1,470           989
                                                                              --------      --------
                                                                                22,573        23,106
Less:Current portion .....................................................      (3,073)       (4,063)
                                                                              --------      --------
                                                                              $ 19,500      $ 19,043
                                                                              ========      ========

Notes and capital leases payable to affiliates, as of December 31, 1998, mature as follows (in thousands):

     1999 .............................................................    $  5,868
     2000 .............................................................       5,811
     2001 .............................................................       5,262
     2002 .............................................................       4,091
     2003 .............................................................       2,782
     2004 and thereafter ..............................................       5,967
                                                                           --------
     Total minimum payments due .......................................      29,781
     Less: Amount representing interest ...............................      (6,675)
                                                                           --------
     Present value of future notes and capital lease payments .........    $ 23,106
                                                                           ========

                SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1996, 1997 AND 1998 - (CONTINUED )

6. PROGRAM CONTRACTS PAYABLE:


Future payments required under program contracts payable as of December 31, 1998, are as follows (in thousands):


     1999 ...................................................    $  94,780
     2000 ...................................................       44,805
     2001 ...................................................       22,364
     2002 ...................................................        5,679
     2003 ...................................................        1,246
     2004 and thereafter ....................................          708
                                                                 ---------
                                                                   169,582
     Less: Current portion ..................................      (94,780)
                                                                 ---------
     Long-term portion of program contracts payable .........    $  74,802
                                                                 =========


Included in the current portion amounts are payments due in arrears of $20.7 million. In addition, the Companies have entered into noncancelable commitments for future program rights aggregating $153.0 million as of December 31, 1998.

The Company has estimated the fair value of its program contract payables and noncancelable commitments at approximately $118.9 million and $46.7 million, respectively, as of December 31, 1997, and $148.9 million and $126.3 million, respectively, at December 31, 1998. These estimates are based on future cash flows discounted at the Company's current borrowing rate.

7. RELATED PARTY TRANSACTIONS:


In connection with the start-up of an affiliate in 1990, certain SBG Class B Stockholders issued a note allowing them to borrow up to $3.0 million from the Company. This note was amended and restated June 1, 1994, to a term loan bearing interest of 6.88% with quarterly principal payments beginning March 31, 1996 through December 31, 1999. As of December 31, 1993, 1997 and 1998, the balance outstanding was approximately $1.3 and $0.7 million, respectively.

During the year ended December 31, 1993, the Company loaned Gerstell Development Limited Partnership (a partnership owned by Class B Stockholders) $2.1 million. The note bears interest at 6.18%, with principal payments beginning on November 1, 1994, and a final maturity date of October 1, 2013. As of December 31, 1997 and 1998, the balance outstanding was approximately $1.9 million and $1.8 million, respectively.


Concurrently with the Company's initial public offering, the Company acquired options from certain stockholders of Glencairn, LTD (Glencairn) that will grant the Company the right to acquire, subject to applicable FCC rules and regulations, up to 97% of the capital stock of Glencairn. The Glencairn option exercise price is based on a formula that provides a 10% annual return to Glencairn. Glencairn is the owner-operator and FCC licensee of WNUV in Baltimore, WVTV in Milwaukee, WRDC in Raleigh/Durham, WABM in Birmingham, KRRT in Kerrville, WFBC in Asheville/Greenville/Spartanburg and WTTE in Columbus. The Company has entered into five-year LMA agreements (with five-year renewal terms at the Company's option) with Glencairn pursuant to which the Company provides programming to Glencairn for airing on WNUV, WVTV, WRDC, WABM, KRRT, WFBC and WTTE. During the years ended December 31, 1996, 1997 and 1998, the Company made payments of $7.3 million, $8.4 million and $9.8 million, respectively, to Glencairn under these LMA agreements.

                SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1996, 1997 AND 1998 - (CONTINUED )

During the years ended December 31, 1996, 1997 and 1998, the Company from time to time entered into charter arrangements to lease aircraft owned by certain Class B stockholders. During the years ended December 31, 1996, 1997 and 1998, the Company incurred expenses of approximately $0.3 million, $0.7 million and $0.6 million related to these arrangements, respectively.

In May 1996, the Company acquired certain assets from River City, obtained options to acquire other assets from River City and entered into an LMA to provide programming services to certain television and radio stations, of which River City is the owner of the License Assets. Certain individuals who are direct or indirect beneficial owners of equity interests in River City are affiliates of the Company. During the years ended December 31, 1996, 1997 and 1998, the Company incurred LMA expenses relating to River City of $1.4 million, $.9 million and $.2 million, respectively.

An individual who is an affiliate of the Company is the owner of 100% of the common stock of Keymarket of South Carolina, Inc. ("KSC"). The Company exercised its option to acquire the assets of KSC for consideration of forgiveness of approximately $8.0 million of KSC debt. During 1997, the Company also purchased two properties from this affiliate for an aggregate purchase price of approximately $1.75 million as required by certain leases assigned to the Company in connection with the River City acquisition.

Certain assets used by the Company's operating subsidiaries are leased from Cunningham, KIG and Gerstell (entities owned by the Class B Stockholders). Lease payments made to these entities were $1.3 million, $1.4 million, and $1.5 million for the years ended December 31, 1996, 1997 and 1998, respectively.


8. INCOME TAXES:


The Company files a consolidated federal income tax return and separate company state tax returns. The provision (benefit) for income taxes consists of the following as of December 31, 1996, 1997 and 1998 (in thousands):



                                                                     1996          1997          1998
                                                                  ---------   -------------   ----------
Provision for income taxes before extraordinary item ..........    $6,936       $  15,984      $ 45,658
Income tax effect of extraordinary item .......................        --          (4,045)       (7,370)
                                                                   ------       ---------      --------
                                                                   $6,936       $  11,939      $ 38,288
                                                                   ======       =========      ========
Current:
 Federal ......................................................    $  127       $ (10,581)     $  3,953
 State ........................................................     4,479           1,938         3,635
                                                                   ------       ---------      --------
                                                                    4,606          (8,643)        7,588
                                                                   ------       ---------      --------
Deferred:
 Federal ......................................................     2,065          18,177        26,012
 State ........................................................       265           2,405         4,688
                                                                   ------       ---------      --------
                                                                    2,330          20,582        30,700
                                                                   ------       ---------      --------
                                                                   $6,936       $  11,939      $ 38,288
                                                                   ======       =========      ========


                SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1996, 1997 AND 1998 - (CONTINUED )

The following is a reconciliation of federal income taxes at the applicable statutory rate to the recorded provision:



                                                                                 1996         1997         1998
                                                                              ----------   ----------   ----------
Statutory federal income taxes ............................................       35.0%        35.0%        35.0%
Adjustments--
 State income and franchise taxes, net of federal effect ..................       16.7          6.3          9.5
 Goodwill amortization ....................................................       24.3         17.0         17.2
 Non-deductible expense items .............................................        6.1          8.5          3.2
 Tax liability related to dividends on Parent Preferred Stock (a) .........         --         70.3         43.8
 Other ....................................................................        3.9          2.0          5.9
                                                                                  ----        -----        -----
Provision for income taxes ................................................       86.0%       139.1%       114.6%
                                                                                  ====        =====        =====

----------
(a) In March 1997, the Company issued the HYTOPS securities. In connection with this transaction, Sinclair Broadcast Group, Inc. (the "Parent") issued $206.2 million of Series C Preferred Stock (the "Parent Preferred Stock") to KDSM, Inc., a wholly owned subsidiary. Parent Preferred Stock dividends paid to KDSM, Inc. are considered taxable income for Federal tax purposes and not considered income for book purposes. Also for Federal tax purposes, KDSM, Inc. is allowed a tax deduction for dividends received on the Parent Preferred Stock in an amount equal to Parent Preferred Stock dividends received in each taxable year limited to the extent that the Parent's consolidated group has "earnings and profits." To the extent that dividends received by KDSM, Inc. are in excess of the Parent's consolidated group earnings and profits, the Parent will reduce its tax basis in the Parent Preferred Stock which gives rise to a deferred tax liability (to be recognized upon redemption) and KDSM, Inc.'s dividend income is treated as a permanent difference between taxable income and book income. During the years ended December 31, 1997 and 1998, the Parent did not generate "earnings and profits" in an amount greater than or equal to dividends paid on the Parent Preferred Stock. This resulted in a reduction in basis of the Parent's Series C Preferred Stock and generated a related deferred tax liability.


Temporary differences between the financial reporting carrying amounts and the tax basis of assets and liabilities give rise to deferred taxes. The Company had a net deferred tax liability of $21.5 million and $165.5 million as of December 31, 1997 and 1998, respectively. The realization of deferred tax assets is contingent upon the Company's ability to generate sufficient future taxable income to realize the future tax benefits associated with the net deferred tax asset. Management believes that deferred assets will be realized through future operating results.


The Company has total available Federal NOL's of approximately $58.5 million as of December 31, 1998, which expire during various years from 2001 to 2012. These NOL's are recorded in the deferred tax accounts in the accompanying Consolidated Balance Sheet as of December 31, 1998. Of these NOL's, $49.1 million are limited to use within a specific entity and subject to annual limitations under Internal Revenue Code Section 382 and similar state provisions.


Total deferred tax assets and deferred tax liabilities as of December 31, 1997 and 1998, including the effects of businesses acquired, and the sources of the difference between financial accounting and tax bases of the Company's assets and liabilities which give rise to the deferred tax assets and deferred tax liabilities and the tax effects of each are as follows (in thousands):



                                                 1997        1998
                                              ---------   ---------
Deferred Tax Assets:
 Accruals and reserves ....................    $ 3,015     $ 7,238
 Loss on disposal of fixed assets .........        148       1,551
 Net operating losses .....................     10,435      28,809
 Program contracts ........................      3,410       1,283
 Tax credits ..............................         --       3,110
 Treasury option derivative ...............         --       3,601
 Other ....................................        903       2,433
                                               -------     -------
                                               $17,911     $48,025
                                               =======     =======

                SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1996, 1997 AND 1998 - (CONTINUED )


                                                                              1997        1998
                                                                           ---------   ----------
Deferred Tax Liabilities:
 FCC license ...........................................................    $ 5,346     $ 23,394
 Parent Preferred Stock deferred tax liability [see (a) above] .........      8,388       25,833
 Fixed assets and intangibles ..........................................     23,572      160,759
 Capital lease accounting ..............................................      1,647        1,998
 Investment in partnerships ............................................        420          734
 Other .................................................................         80          834
                                                                            -------     --------
                                                                            $39,453     $213,552
                                                                            =======     ========


During 1998, the Company acquired the stock of Sullivan Broadcast Holdings, Inc. (Sullivan), Lakeland Group Television, Inc. (Lakeland) and the direct and indirect interests of Max Media Properties LLC (Max Media). The Company recorded net deferred tax liabilities resulting from these purchases of approximately $114.0 million under the purchase accounting guidelines of APB 16 and in accordance with SFAS 109. These net deferred tax liabilities primarily relate to the permanent differences between financial reporting carrying amounts and tax basis amounts measured upon the purchase date.


9. EMPLOYEE BENEFIT PLAN:


The Sinclair Broadcast Group, Inc. 401(k) Profit Sharing Plan and Trust (the "SBG Plan") covers eligible employees of the Company. Contributions made to the SBG Plan include an employee elected salary reduction amount, company matching contributions and a discretionary amount determined each year by the Board of Directors. The Company's 401(k) expense for the years ended December 31, 1996, 1997 and 1998, was $0.7 million, $1.0 million and $1.6 million, respectively. There were no discretionary contributions during these periods. During December 1997, the Company registered 800,000 shares of its Class "A" Common Stock with the Securities and Exchange Commission (the "Commission") to be issued as a matching contribution for the 1997 plan year and subsequent plan years.


10. CONTINGENCIES AND OTHER COMMITMENTS:



LITIGATION
----------

Lawsuits and claims are filed against the Company from time to time in the ordinary course of business. These actions are in various preliminary stages, and no judgments or decisions have been rendered by hearing boards or courts. Management, after reviewing developments to date with legal counsel, is of the opinion that the outcome of such matters will not have a material adverse effect on the Company's financial position, results of operations or cash flows.


OPERATING LEASES
----------------

The Company has entered into operating leases for certain property and equipment under terms ranging from three to ten years. The rent expense under these leases, as well as certain leases under month-to-month arrangements, for the years ended December 31, 1996, 1997 and 1998, aggregated approximately $3.1 million, $3.9 million and $6.8 million, respectively.

                SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1996, 1997 AND 1998 - (CONTINUED )

Future minimum payments under the leases are as follows (in thousands):


     1999 ........................    $ 7,211
     2000 ........................      5,312
     2001 ........................      4,340
     2002 ........................      3,611
     2003 ........................      2,662
     2004 and thereafter .........     13,023
                                      -------
                                      $36,159
                                      =======

11. ACQUISITIONS:



1996 ACQUISITIONS
-----------------


RIVER CITY ACQUISITION

In May 1996, the Company acquired certain non-license assets of River City for a purchase price of $967.1 million, providing as consideration 1,150,000 shares of Series A Convertible Preferred Stock with a fair market value of $125.1 million, 1,382,435 stock options with a fair market value of $23.9 million and cash payments totaling $818.1 million. The Company utilized indebtedness under its Bank Credit Agreement to finance the transaction. The acquisition was accounted for under the purchase method of accounting whereby the purchase price was allocated to property and programming assets, acquired intangible broadcasting assets and other intangible assets for $82.8 million, $375.6 million and $508.7 million, respectively, based upon an independent appraisal. Intangible assets are being amortized over 1 to 40 years.

In May 1996, the Company also entered into option agreements to purchase certain license assets for an aggregate option exercise price of $20 million. During 1996 and 1997, the Company exercised its options to acquire the FCC licenses for option exercise prices totaling $18.2 million and now owns all of the license assets of the television and radio stations with respect to which it acquired non-license assets from River City, other than WTTV-TV and WTTK-TV in Indianapolis, Indiana. In addition, the Company entered into an option agreement to purchase the license and non-license assets of WSYX-TV in Columbus, Ohio. During 1998, the Company exercised its option to acquire the non-license assets of WSYX (see discussion below).

In connection with the River City acquisition, the Company consummated the following transactions concurrent with or subsequent to the closing:

1. Series A Preferred Stock -- As partial consideration for the acquisition of the non-license assets of River City, the Company issued 1,150,000 shares of Series A Preferred Stock. In June 1996, the Board of Directors of the Company adopted, upon approval of the stockholders by proxy, an amendment to the Company's amended and restated charter at which time Series A Preferred Stock was exchanged for and converted into Series B Preferred Stock. The Company recorded the issuance of Series A Preferred Stock in an amount equal to its fair market value on the date the River City acquisition was announced.

2. Series B Preferred Stock -- Shares of Series B Preferred Stock are convertible at any time into shares of Class A Common Stock, with each share of Series B Preferred Stock convertible into approximately 7.27 shares of Series A Common Stock. The Company may redeem shares of Series B Preferred Stock only after the occurrence of certain events. If the Company seeks to redeem shares of Series B Preferred Stock and the stockholder elects to retain the shares, the shares will automatically be

                SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1996, 1997 AND 1998 - (CONTINUED )

  converted into common stock on the proposed redemption date. All shares of Series B Preferred stock remaining outstanding as of May 31, 2001, will automatically convert into Class A Common Stock. Series B Preferred Stock is entitled to 7.27 votes on all matters with respect to which Class A Common Stock has a vote.


3. The Baker Agreement -- In connection with the acquisition of River City, the Company entered into a five year agreement (the "Baker Agreement") with Barry Baker (the Chief Executive Officer of River City) pursuant to which Mr. Baker served as a consultant to the Company until terminating such services effective March 8, 1999 (the "Termination Date"). Under the terms of the Baker Agreement, until such time as Mr. Baker was able to become an officer of the Company, he was to serve as a consultant to the Company and receive compensation that he would be entitled to as an officer under the Baker Agreement. Additionally, if the Company terminated the Baker Agreement other than for cause (as defined) or Mr. Baker terminated the Baker Agreement for good cause (constituting certain occurrences specified in the agreement), Mr. Baker would be entitled to certain termination payments primarily representing consulting fees which would have been paid under the remaining term of the Baker Agreement.

  As of February 8, 1999, the conditions to Mr. Baker becoming an officer of the Company had not been satisfied, and on that date Mr. Baker and the Company entered into a termination agreement with effect on March 8, 1999. Mr. Baker has certain rights as a consequence of the termination of the Baker Agreement. These rights included entitlement to the termination payments described above and the right to purchase at fair market value the television and radio stations owned by the Company serving the St. Louis, Missouri market or the Greenville/Spartanburg/Ashville, South Carolina market (the "Broadcast Option"). Mr. Baker has 180 days from the Termination Date to exercise the Broadcast Option. Additional rights under the Baker Agreement also include allowing Mr. Baker to convert his Class A Common Stock into a class of preferred stock. Mr. Baker's Class A Common Stock would be convertible into preferred stock at a liquidation value conversion rate of $13.75 per share and would begin accruing a dividend beginning 180 days from the Termination Date. Mr. Baker has 160 days from the Termination Date to elect conversion of his Class A Common Stock.


Also, in conjunction with the River City acquisition, the Company entered into an agreement to purchase the non-license assets of KRRT, Inc., a television station in San Antonio, Texas, for a purchase price of $29.5 million. The acquisition was accounted for under the purchase method of accounting whereby the purchase price was allocated to property and programming assets, acquired intangible broadcasting assets and other intangible assets for $3.8 million, $0.4 million and $25.3 million, respectively, based upon an independent appraisal.


OTHER 1996 ACQUISITIONS
-----------------------


WSMH ACQUISITION. In May 1995, the Company entered into option agreements to acquire all of the license and non-license assets of WSMH-TV in Flint, Michigan
(WSMH). In July 1995, the Company paid the $1.0 million option exercise price to exercise its option and in February 1996, the Company consummated the acquisition for a purchase price of $35.4 million. The acquisition was accounted for under the purchase method of accounting whereby the purchase price was allocated to property and programming assets, acquired intangible broadcasting assets and other intangible assets for $1.9 million, $6.0 million and $27.5 million, respectively, based upon an independent appraisal.


SUPERIOR ACQUISITION. In March 1996, the Company entered into an agreement to acquire the outstanding stock of Superior Communications, Inc. (Superior) which owns the license and non-license assets of the television stations KOCB in Oklahoma City, Oklahoma and WDKY in Lexington, Kentucky. In May 1996, the Company consummated the acquisition for a purchase price of $63.5 million. The acquisition

                SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1996, 1997 AND 1998 - (CONTINUED )

was accounted for under the purchase method of accounting whereby the purchase price was allocated to property and programming assets, acquired intangible broadcasting assets and other intangible assets for $7.3 million, $20.4 million and $35.8 million, respectively, based upon an independent appraisal.

WYZZ ACQUISITION. In January 1996, the Company entered into an agreement to acquire license and non-license assets of the television station WYZZ in Peoria, Illinois. In July 1996, the Company consummated the acquisition for a purchase price of $21.1 million. The acquisition was accounted for under the purchase method of accounting whereby the purchase price was allocated to property and programming assets, acquired intangible broadcasting assets and other intangible assets for $2.2 million, $4.3 million and $14.6 million, respectively, based upon an independent appraisal.

KSMO ACQUISITION. In July 1996, the Company entered into an agreement to acquire license and non-license assets of the television station KSMO in Kansas City, Missouri through the exercise of its options described in Note 13 for a total purchase price of $10.0 million. The acquisition was accounted for under the purchase method of accounting whereby the purchase price was allocated to property and programming assets and acquired intangible broadcasting assets for $4.6 million and $5.4 million, respectively, based upon an independent appraisal.

WSTR ACQUISITION. In August 1996, the Company acquired the license and non-license assets of the television station WSTR in Cincinnati, Ohio for a total purchase price of $8.7 million. The acquisition was accounted for under the purchase method of accounting whereby the purchase price was allocated to property and programming assets and acquired intangible broadcasting assets for $6.2 million and $2.5 million, respectively, based upon an independent appraisal.


1997 ACQUISITION
----------------

KUPN ACQUISITION. In January 1997, the Company entered into a purchase agreement to acquire the license and non-license assets of KUPN-TV, the UPN affiliate in Las Vegas, Nevada, for a purchase price of $87.5 million. Under the terms of this agreement, the Company made cash deposit payments of $9.0 million and in May 1997, the Company closed on the acquisition making cash payments of $78.5 million for the remaining balance of the purchase price and other related closing costs. The acquisition was accounted for under the purchase method of accounting whereby the purchase price was allocated to property and programming assets, acquired intangible broadcasting assets and other intangible assets for $1.6 million, $17.9 million and $68.0 million, respectively, based upon an independent appraisal. The Company financed the transaction by utilizing proceeds from the HYTOPS offering combined with indebtedness under the 1997 Bank Credit Agreement.


1998 ACQUISITIONS AND DISPOSITIONS
----------------------------------

HERITAGE ACQUISITION. In July 1997, the Company entered into a purchase agreement to acquire certain assets of the radio and television stations of Heritage for approximately $630 million (the "Heritage Acquisition"). Pursuant to the Heritage Acquisition, and after giving effect to the STC Disposition, Entercom Disposition and Centennial Disposition and a third party's exercise of its option to acquire radio station KCAZ in Kansas City, Missouri, the Company has acquired or is providing programming services to three television stations in two separate markets and 13 radio stations in four separate markets. In July 1998, the Company acquired three radio stations in the New Orleans, Louisiana market and simultaneously disposed of two of those stations (see the Centennial Disposition below). The acquisition was accounted for under the purchase method of accounting whereby the net purchase price for stations not sold was allocated to property and programming assets, acquired intangible broadcasting assets and other intangible assets for $22.6 million, $222.8 million and $102.6 million, respectively, based on an independent appraisal.

                SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1996, 1997 AND 1998 - (CONTINUED )

1998 STC DISPOSITION. In February 1998, the Company entered into agreements to sell to STC Broadcasting of Vermont, Inc. ("STC") two television stations and the Non-License Assets and rights to program a third television station, all of which were acquired in the Heritage Acquisition. In April 1998, the Company closed on the sale of the non-license assets of the three television stations in the Burlington, Vermont and Plattsburgh, New York market for aggregate consideration of approximately $70.0 million. During the third quarter of 1998, the Company sold the license assets for a sales price of $2.0 million.


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


WSYX ACQUISITION AND SALE OF WTTE LICENSE ASSETS. In April 1998, the Company exercised its option to acquire the non-license assets of WSYX-TV in Columbus, Ohio from River City Broadcasting, LP ("River City") for an option exercise price and other costs of approximately $228.6 million. In August 1998, the Company exercised its option to acquire the WSYX License Assets for an option exercise price of $2.0 million. The acquisition was accounted for under the purchase method of accounting whereby the purchase price was allocated to property and programming assets, acquired intangible broadcasting assets and other intangible assets for $14.6 million, $179.3 million and $61.4 million, respectively based on an independent appraisal. Simultaneously with the WSYX Acquisition, the Company sold the WTTE license assets to Glencairn for a sales price of $2.3 million. In connection with the sale of the WTTE license assets, the Company recognized a $2.3 million gain.


SFX DISPOSITION. In May 1998, the Company completed the sale of three radio stations to SFX Broadcasting, Inc. for aggregate consideration of approximately $35.0 million (the "SFX Disposition"). The radio stations sold are located in the Nashville, Tennessee market. In connection with the disposition, the Company recognized a $5.2 million gain on the sale.


LAKELAND ACQUISITION. In May 1998, the Company acquired 100% of the stock of Lakeland Group Television, Inc. ("Lakeland") for cash payments of approximately $53.0 million (the "Lakeland Acquisition"). In connection with the Lakeland Acquisition, the Company now owns television station KLGT-TV in Minneapolis/St. Paul, Minnesota. The acquisition was accounted for under the purchase method of accounting whereby the purchase price was allocated to property and programming assets, acquired intangible broadcasting assets and other intangible assets for $5.1 million, $35.1 million and $29.4 million, respectively, based on an independent appraisal.


ENTERCOM DISPOSITION. In June 1998, the Company completed the sale of seven radio stations acquired in the Heritage acquisition. The seven stations are located in the Portland, Oregon and Rochester, New York markets and were sold for aggregate consideration of approximately $126.9 million.


SULLIVAN ACQUISITION. In July 1998, the Company acquired 100% of the stock of Sullivan Broadcast Holdings, Inc. for cash payments of approximately $951.0 million (the "Sullivan Acquisition"). The Company financed the acquisition by utilizing indebtedness under the 1998 Bank Credit Agreement. In connection with the acquisition, the Company has acquired the right to program 12 additional television stations in 10 separate markets. In a subsequent closing, which is expected to occur during 1999, the Company will acquire the stock of a company that owns the license assets of six of the stations. In

                SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1996, 1997 AND 1998 - (CONTINUED )

addition, the Company expects to enter into new LMA agreements with respect to four of the stations and will continue to program two of the television stations pursuant to existing LMA agreements. The acquisition was accounted for under the purchase method of accounting whereby the purchase price was allocated to property and programming assets, acquired intangible broadcasting assets and other intangible assets for $58.2 million, $336.8 million and $637.6 million, respectively, based on an independent appraisal.

MAX MEDIA ACQUISITION. In July 1998, the Company directly or indirectly acquired all of the equity interests of Max Media Properties LLC, for $252.2 million (the "Max Media Acquisition"). The Company financed the acquisition by utilizing existing cash balances and indebtedness under the 1998 Bank Credit Agreement. In connection with the acquisition, the Company now owns or provides programming services to nine additional television stations in six separate markets and eight radio stations in two separate markets. The acquisition was accounted for under the purchase method of accounting whereby the purchase price was allocated to property and programming assets, acquired intangible broadcasting assets and other intangible assets for $37.1 million, $144.3 million and $89.6 million, respectively, based on an independent appraisal.

CENTENNIAL DISPOSITION. In July 1998, the Company completed the sale of the assets of radio stations WRNO-FM, KMEZ-FM and WBYU-AM in New Orleans, Louisiana to Centennial Broadcasting for $16.1 million in cash and recognized a loss on the sale of $2.9 million. The Company acquired KMEZ-FM in connection with the River City Acquisition in May of 1996 and acquired WRNO-FM and WBYU-AM in New Orleans from Heritage Media Group, Inc. ("Heritage") in July 1998. The Company was required to divest WRNO-FM, KMEZ-FM and WBYU-AM to meet certain regulatory ownership guidelines.

GREENVILLE ACQUISITION. In July 1998, the Company acquired three radio stations in the Greenville/Spartansburg market from Keymarket Radio of South Carolina, Inc. for a purchase price consideration involving the forgiveness of approximately $8.0 million of indebtedness to Sinclair. Concurrently with the acquisition, the Company acquired an additional two radio stations in the same market from Spartan Broadcasting for a purchase price of approximately $5.2 million. The acquisition was accounted for under the purchase method of accounting whereby the purchase price was allocated to property and acquired intangible broadcasting assets for $5.0 million and $10.1 million, respectively, based on an independent appraisal.

RADIO UNICA DISPOSITION. In July 1998, the Company completed the sale of KBLA-AM in Los Angeles, California to Radio Unica, Corp. for approximately $21.0 million in cash. In connection with the disposition, the Company recognized a $8.4 million gain.


PENDING ACQUISITIONS AND DISPOSITIONS
-------------------------------------

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

ST. LOUIS RADIO ACQUISITION. In August 1998, the Company entered into an agreement to acquire radio station KXOK-FM in St. Louis, Missouri for a purchase price of $14.1 million in cash. The purchase price is subject to be increased or decreased, depending upon whether or not closing occurs within 210 days of the agreement. The Company expects to close the purchase upon FCC approval.

GUY GANNETT ACQUISITION. In September 1998, the Company agreed to acquire from Guy Gannett Communications its television broadcasting assets for a purchase price of $317 million in cash (the "Guy Gannett Acquisition"). As a result of this transaction, the Company will acquire seven television stations

                SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1996, 1997 AND 1998 - (CONTINUED )

in six markets. The FCC must approve the Guy Gannet Acquisition, which the Company expects to complete in the first quarter of 1999. The Company expects to finance the acquisition with a combination of bank borrowings and the use of cash proceeds resulting from the Company's planned disposition of certain broadcast assets.


ACKERLEY DISPOSITION. In September 1998, the Company agreed to sell WOKR-TV in Rochester, New York to The Ackerley Group, Inc. for a sales price of $125 million (the "Ackerley Disposition"). The Company previously entered into an agreement to acquire WOKR-TV as part of the Guy Gannett Acquisition. The FCC must approve the disposition, which the Company expects to close in the second quarter of 1999.


12. SECURITIES ISSUANCES AND COMMON STOCK SPLIT:


COMMON STOCK SPLIT
------------------

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


1997 COMMON STOCK OFFERING
--------------------------

In September 1997, the Company and certain stockholders of the Company completed a public offering of 8,690,000 and 3,500,000 shares, respectively of Class A Common Stock (the "1997 Common Stock Offering"). The shares were sold pursuant to the Shelf Registration for an offering price of $18.25 per share and generated proceeds to the Company of $151.0 million, net of underwriters' discount and other offering costs of $7.6 million. The Company utilized a significant portion of the 1997 Common Stock Offering proceeds to repay indebtedness under the 1997 Bank Credit Agreement.


1997 PREFERRED STOCK OFFERING
-----------------------------

Concurrent with the 1997 Common Stock Offering, the Company completed a public offering of 3,450,000 shares of Series D Convertible Exchangeable Preferred Stock (the "1997 Preferred Stock Offering"). The shares were sold pursuant to the Shelf Registration at an offering price of $50 per share and generated proceeds to the Company of $166.9 million, net of underwriters' discount and other offering costs of $5.0 million.

The Convertible Exchangeable Preferred Stock have a liquidation preference of $50 per share and a stated annual dividend of $3.00 per share payable quarterly out of legally available funds and are convertible into shares of Class A Common Stock at the option of the holders thereof at a conversion price of $22.813 per share, subject to adjustment. The shares of Convertible Exchangeable Preferred Stock are exchangeable at the option of the Company, for 6% Convertible Subordinated Debentures of the Company, due 2012, and are redeemable at the option of the Company on or after September 20, 2000 at specified prices plus accrued dividends.

The Company received total net proceeds of $317.9 million from the 1997 Preferred Stock Offering and the 1997 Common Stock Offering. The Company utilized $285.7 million of the net proceeds from the 1997 Preferred Stock Offering and the 1997 Common Stock Offering to repay outstanding borrowings under the revolving credit facility, $8.9 million to repay outstanding amounts under the Tranche A term loan of the 1997 Bank Credit Agreement and retained the remaining net proceeds of approximately $23.3 million for general corporate purposes.

                SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1996, 1997 AND 1998 - (CONTINUED )

1997 OFFERING OF COMPANY OBLIGATED MANDATORILY REDEEMABLE

PREFERRED SECURITIES OF SUBSIDIARY TRUST

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

Amounts payable to the holders of HYTOPS are recorded as "Subsidiary trust minority interest expense" in the accompanying financial statements and were $18.6 million and $23.3 million for the years ended December 31, 1997 and 1998, respectively.


1998 COMMON STOCK OFFERING
--------------------------

On April 14, 1998, the Company and certain stockholders of the Company completed a public offering of 12,000,000 and 4,060,374 shares, respectively, of Class A Common Stock (the "1998 Common Stock Offering"). The shares were sold for an offering price of $29.125 per share and generated proceeds to the Company of $335.1 million, net of underwriters' discount and other offering costs of approximately $14.4 million. The Company utilized the proceeds to repay indebtedness under the 1997 Bank Credit Agreement.


13. STOCK-BASED COMPENSATION PLANS:
    -------------------------------


STOCK OPTION PLANS
------------------

DESIGNATED PARTICIPANTS STOCK OPTION PLAN -- In connection with the Company's initial public offering in June 1995 (the "IPO"), the Board of Directors of the Company adopted an Incentive Stock Option Plan for Designated Participants (the Designated Participants Stock Option Plan) pursuant to which options for shares of Class A common stock were granted to certain key employees of the Company. The Designated Participants Stock Option Plan provides that the number of shares of Class A Common Stock reserved for issuance under the Designated Participants Stock Option Plan is 136,000. Options granted pursuant to the Designated Participants Stock Option Plan must be exercised within 10 years following the grant date. As of December 31, 1998, all 136,000 available options have been granted.

LONG-TERM INCENTIVE PLAN -- In June 1996, the Board of Directors adopted, upon approval of the stockholders by proxy, the 1996 Long-Term Incentive Plan of the Company (the "LTIP"). The purpose of the LTIP is to reward key individuals for making major contributions to the success of the Company

                SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1996, 1997 AND 1998 - (CONTINUED )

and its subsidiaries and to attract and retain the services of qualified and capable employees. Options granted pursuant to the LTIP must be exercised within 10 years following the grant date. A total of 14,000,000 shares of Class A Common Stock are reserved for awards under the plan. As of December 31, 1998, 8,754,370 shares have been granted under the LTIP and 5,879,880 shares are available for future grants.

INCENTIVE STOCK OPTION PLAN -- In June 1996, the Board of Directors adopted, upon approval of the stockholders by proxy, an amendment to the Company's Incentive Stock Option Plan (the "ISOP"). The purpose of the amendment was (i) to increase the number of shares of Class A Common Stock approved for issuance under the plan from 800,000 to 1,000,000, (ii) to lengthen the period after date of grant before options become exercisable from two years to three and (iii) to provide immediate termination and three-year ratable vesting of options in certain circumstances. Options granted pursuant to the ISOP must be exercised within 10 years following the grant date. As of December 31, 1998, 714,200 shares have been granted under the ISOP and 464,834 shares are available for future grants.

A summary of changes in outstanding stock options is as follows:


                                                        WEIGHTED-                     WEIGHTED-
                                                         AVERAGE                       AVERAGE
                                                         EXERCISE                     EXERCISE
                                          OPTIONS         PRICE       EXERCISABLE       PRICE
                                       -------------   -----------   -------------   ----------
Outstanding at end of 1995 .........       136,000      $  10.50              --            --
1996 Activity:
 Granted ...........................     3,809,570         15.75              --            --
 Exercised .........................            --            --              --            --
 Forfeited .........................        (7,500)        10.50              --            --
                                         ---------      --------              --            --
Outstanding at end of 1996 .........     3,938,070         15.58       1,472,436      $  15.06
                                         ---------      --------       ---------      --------
1997 Activity:
 Granted ...........................       548,900         16.87              --            --
 Exercised .........................       (10,000)        10.50              --            --
 Forfeited .........................      (252,400)        17.85              --            --
                                         ---------      --------       ---------      --------
Outstanding at end of 1997 .........     4,224,570         17.10       2,428,152         14.91
                                         ---------      --------       ---------      --------
1998 Activity:
 Granted ...........................     5,352,500         25.08
 Exercised .........................       (86,666)        12.96
 Forfeited .........................      (820,284)        23.19
                                         ---------      --------
Outstanding at end of 1998 .........     8,670,120      $  20.76       3,245,120      $  15.01
                                         =========      ========       =========      ========

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 1996, 1997 AND 1998 - (CONTINUED )

Additional information regarding stock options outstanding at December 31, 1998, is as follows:




                                    WEIGHTED-      WEIGHTED-
                                     AVERAGE        AVERAGE
                                    REMAINING      REMAINING                      WEIGHTED-
                                     VESTING      CONTRACTUAL                      AVERAGE
                    EXERCISE         PERIOD           LIFE                        EXERCISE
 OUTSTANDING         PRICE         (IN YEARS)      (IN YEARS)     EXERCISABLE       PRICE
-------------   ---------------   ------------   -------------   -------------   ----------
     58,500     $      10.50            --             6.44           58,500     $  10.50
  3,387,870            15.06           0.24            7.49        3,173,620        15.06
    527,500      17.81-18.88           1.44            7.94               --           --
     37,000            20.94           1.96            8.97               --           --
     18,000      22.88-24.18           3.77            9.61               --           --
  3,268,750            24.20           3.64            9.13           13,000        24.20
    352,500      24.25-27.73           3.76            9.41               --           --
  1,020,000      28.08-28.42           4.18            9.69               --           --
 ----------     ------------           ----            ----        ---------     --------
  8,670,120     $      20.76           2.21            8.48        3,245,120     $  15.01
 ==========     ============           ====            ====        =========     ========


PRO FORMA INFORMATION RELATED TO STOCK-BASED COMPENSATION
---------------------------------------------------------

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

Had compensation cost for the Company's 1995, 1996, and 1997 grants for stock-based compensation plans been determined consistent with SFAS 123, the Company's net income, net income applicable to common share before extraordinary items, and net income per common share for these years would approximate the pro forma amounts below (in thousands except per share data):

Additional information regarding stock options outstanding at December 31, 1997, follows:


                                                  1996                       1997                        1998
                                        ------------------------- --------------------------- ---------------------------
                                         AS REPORTED   PRO FORMA   AS REPORTED    PRO FORMA    AS REPORTED    PRO FORMA
                                        ------------- ----------- ------------- ------------- ------------- -------------
Net income (loss) before
 extraordinary item ...................    $ 1,131     $ (1,639)    $  (4,496)    $  (5,871)    $  (5,817)    $ (13,629)
                                           =======     ========     =========     =========     =========     =========
Net income (loss)shareholders .........    $ 1,131     $ (1,639)    $ (10,566)    $ (11,941)    $ (16,880)    $ (24,692)
                                           =======     ========     =========     =========     =========     =========
Net income (loss) available to
 common shareholders ..................    $ 1,131     $ (1,639)    $ (13,329)    $ (14,704)    $ (27,230)    $ (35,042)
                                           =======     ========     =========     =========     =========     =========
Basic net income per share before
 extraordinary items ..................    $   .02     $   (.02)    $    (.10)    $    (.12)    $    (.17)    $    (.25)
                                           =======     ========     =========     =========     =========     =========
Basic net income per share after
 extraordinary items ..................    $   .02     $   (.02)    $    (.19)    $    (.20)    $    (.29)    $    (.37)
                                           =======     ========     =========     =========     =========     =========
Diluted net income per share before
 extraordinary items ..................    $   .02     $   (.02)    $    (.10)    $    (.12)    $    (.17)    $    (.25)
                                           =======     ========     =========     =========     =========     =========
Diluted net income per share after
 extraordinary items ..................    $   .02     $   (.02)    $    (.19)    $    (.20)    $    (.29)    $    (.37)
                                           =======     ========     =========     =========     =========     =========

                SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1996, 1997 AND 1998 - (CONTINUED )

The Company has computed for pro forma disclosure purposes the value of all options granted during 1996, 1997, and 1998 using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following weighted average assumptions:



                                     YEARS ENDED DECEMBER 31,
                            -------------------------------------------
                               1996           1997             1998
                            ----------   --------------   -------------
Risk-free interest rate     6.66%        5.66 - 6.35%     4.54 - 5.68%
Expected lives              5 years      5 years          6 years
Expected volatility           35%        35%              41%


Adjustments are made for options forfeited prior to vesting.


14. EARNINGS PER SHARE:
    -------------------

The Company adopted SFAS 128 "Earnings per Share" which requires the restatement of prior periods and disclosure of basic and diluted earnings per share and related computations.


                                                                                    THE YEARS ENDED
                                                                       -----------------------------------------
                                                                           1996          1997           1998
                                                                       -----------   ------------   ------------
Weighted-average number of common shares ...........................      69,496         71,902         94,321
Dilutive effect of outstanding stock options .......................         340            238          1,083
Dilutive effect of conversion of preferred shares ..................       4,926          8,016            288
                                                                          ------         ------         ------
Weighted-average number of common equivalent shares
 outstanding .......................................................      74,762         80,156         95,692
                                                                          ======         ======         ======
Net income (loss) before extraordinary item ........................    $  1,131      $  (4,496)     $  (5,817)
                                                                        ========      =========      =========
Net income (loss) ..................................................    $  1,131      $ (10,566)     $ (16,880)
Preferred stock dividends payable ..................................          --         (2,763)       (10,350)
                                                                        --------      ---------      ---------
Net income (loss) available to common shareholders .................    $  1,131      $ (13,329)     $ (27,230)
                                                                        ========      =========      =========
Basic net income (loss) per share before extraordinary items .......    $    .02      $    (.10)     $    (.17)
                                                                        ========      =========      =========
Basic net income (loss) per share after extraordinary items ........    $    .02      $    (.19)     $    (.29)
                                                                        ========      =========      =========
Diluted net income (loss) per share before extraordinary items .....    $    .02      $    (.10)     $    (.17)
                                                                        ========      =========      =========
Diluted net income (loss) per share after extraordinary items ......    $    .02      $    (.19)     $    (.29)
                                                                        ========      =========      =========

                SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1996, 1997 AND 1998 - (CONTINUED )

15. FINANCIAL INFORMATION BY SEGMENT:


The Company consists of two principal business segments - television broadcasting and radio broadcasting. As of December 31, 1998 the Company owns or provides programming services pursuant to LMAs to 56 television stations located in 36 geographically diverse markets in the continental United States. The Company owns 51 radio stations in ten geographically diverse markets. Substantially all revenues represent income from unaffiliated companies.



                                                                             TELEVISION
                                                                      YEARS ENDED DECEMBER 31,
                                                                    -----------------------------
                                                                         1997            1998
                                                                    -------------   -------------
Net broadcast revenues ..........................................    $  407,410      $  564,727
Barter revenues .................................................        42,468          59,697
                                                                     ----------      ----------
Total revenues ..................................................       449,878         624,424
                                                                     ----------      ----------
Station operating expenses ......................................       153,935         220,537
Expenses from barter arrangements ...............................        38,114          54,067
Depreciation, program amortization and stock-based compensation .        80,799          97,578
Amortization of intangibles and other assets ....................        57,897          82,555
                                                                     ----------      ----------
Station broadcast operating income ..............................    $  119,133      $  169,687
                                                                     ==========      ==========
Total assets ....................................................    $1,736,149      $3,293,809
                                                                     ==========      ==========
Capital expenditures ............................................    $   16,613      $   15,694
                                                                     ==========      ==========
Payments of program contracts payable ...........................    $   48,609      $   61,107
                                                                     ==========      ==========


                                                                             RADIO
                                                                    YEARS ENDED DECEMBER 31,
                                                                    ------------------------
                                                                       1997          1998
                                                                    ----------   -----------
Net broadcast revenues ..........................................    $ 63,818     $108,079
Barter revenues .................................................       2,739        4,301
                                                                     --------     --------
Total revenues ..................................................      66,557      112,380
                                                                     --------     --------
Station operating expenses ......................................      44,327       66,604
Depreciation, program amortization and stock-based compensation .       5,167        7,260
Amortization of intangibles and other assets ....................       9,943       15,817
                                                                     --------     --------
Station broadcast operating income ..............................    $  7,120     $ 22,699
                                                                     ========     ========
Total assets ....................................................    $298,085     $560,773
                                                                     ========     ========
Capital expenditures ............................................    $  2,812     $  3,732
                                                                     ========     ========
Payments of program contracts payable ...........................    $  2,450     $  3,160
                                                                     ========     ========

                SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1996, 1997 AND 1998 - (CONTINUED )

16. UNAUDITED PRO FORMA SUMMARY RESULTS OF OPERATIONS:


The following unaudited pro forma summary presents the consolidated results of operations for the years ended December 31, 1997 and 1998 as if significant acquisitions and dispositions completed through December 31, 1998 had occurred at the beginning of 1997. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had significant acquisitions and dispositions been made as of that date or of results which may occur in the future.


                                                                (UNAUDITED)      (UNAUDITED)
                                                                    1997            1998
                                                               -------------   --------------
Net revenues ...............................................    $  715,086       $  761,977
                                                                ==========       ==========
Net income before extraordinary item .......................    $    2,544       $  (11,431)
                                                                ==========       ==========
Net loss ...................................................    $   (3,595)      $  (22,494)
                                                                ==========       ==========
Basic and diluted loss per common share before extraordinary
 item ......................................................    $    (0.09)      $    (0.22)
                                                                ==========       ==========
Net loss available to common shareholders ..................    $  (13,945)      $  (32,844)
                                                                ==========       ==========
Basic and diluted loss per common share ....................    $    (0.15)      $    (0.34)
                                                                ==========       ==========

17. SUBSEQUENT EVENTS:



In February 1999, the Company entered into an agreement to sell to Communications Corporation of America ("CCA") the non-license assets of KETK-TV and KLSB-TV in Tyler-Longview, Texas for a sales price of $34 million (the "CCA Disposition"). In addition, the Company sold a purchase option for the License Assets of KETK-TV for $2 million and CCA can exercise its option for an option exercise price of $2 million. The Company expects to close the transaction in the second quarter of 1999 and closing is subject to Department of Justice approval.

In March 1999, the Company entered into an agreement to sell to STC the television stations WICS-TV in the Springfield, Illinois market and KGAN-TV in the Cedar Rapids, Iowa market. In addition, the Company agreed to sell the Non-License Assets and rights to program WICD in the Springfield, Illinois market. The stations are being sold to STC for a sales price of $81.0 million and are being acquired by the Company in connection with the Guy Gannett Acquisition.

                SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                              INDEX TO SCHEDULES



Report of Independent Public Accountants .................   S - 2
Schedule II -- Valuation and Qualifying Accounts .........   S - 3


All schedules except those listed above are omitted as not applicable or not required or the required information is included in the consolidated financial statements or in the notes thereto.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of
Sinclair Broadcast Group, Inc.:

     We have audited in accordance with generally accepted auditing standards, the financial statements balance sheets, statements of operations, changes in stockholders' equity and cash flows of Sinclair Broadcast Group, Inc. and Subsidiaries included in this Form 10-K and have issued our report thereon dated February 9, 1999. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in the accompanying index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



Baltimore, Maryland, February 9, 1999, except for Note 17, as to which the date is March 16, 1999

                                                                     SCHEDULE II


                SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                                (IN THOUSANDS)





                                    BALANCE AT   CHARGED TO      CHARGES                    BALANCE
                                     BEGINNING    COSTS AND     TO OTHERS                   AT END
            DESCRIPTION              OF PERIOD    EXPENSES       ACCOUNTS     DEDUCTIONS   OF PERIOD
---------------------------------- ------------ ------------ --------------- ------------ ----------
1996
Allowance for doubtful accounts ..    $1,066       $1,563       $    575 (1)    $  732      $2,472
1997
Allowance for doubtful accounts ..     2,472        2,655              -         2,207       2,920
1998
Allowance for doubtful accounts ..     2,920        3,234          1,279 (1)     2,264       5,169

----------
(1) Amount represents allowance for doubtful account balances related to the acquisition of certain television stations during 1996 and 1998.

                               INDEX OF EXHIBITS






  EXHIBIT
  NUMBER                                             DESCRIPTION
---------- -----------------------------------------------------------------------------------------------
3.1   Amended and Restated Certificate of Incorporation (1)

3.2   By-laws (2)

4.1   Indenture,  dated as of December 9, 1993, among Sinclair  Broadcast Group,
      Inc., its wholly-owned subsidiaries and First Union National Banks of North Carolina, as trustee. (2)

4.2   Indenture,  dated as of August 28, 1995,  among Sinclair  Broadcast Group,
      Inc., its wholly-owned subsidiaries and the United States Trust Company of New York as trustee. (2)

4.3   Subordinated  Indenture,  dated as of  December  17,  1997 among  Sinclair
      Broadcast Group, Inc. and First Union National Bank, as trustee. (3)

4.4   First Supplemental Indenture,  dated as of December 17,1997 among Sinclair
      Broadcast  Group,  Inc.  the  Guarantors  named  therein  and First  Union
      National Bank, as trustee, including Form of Note. (3)

10.4  Stock  Option  Agreement,  dated April 10,  1996 by and  between  Sinclair
      Broadcast Group, Inc. and Barry Baker. (4)

10.5  Employment Agreement, dated as of April 10, 1996, with Barry Baker. (5)

10.6  Indemnification  Agreement,  dated as of April 10, 1996, with Barry Baker.
      (5)

10.7  Time Brokerage Agreement,  dated as of May 31, 1996, by and among Sinclair
      Communications, Inc., River City Broadcasting, L.P. and River City License
      Partnership and Sinclair Broadcast Group, Inc. (5)

10.8  Registration  Rights  Agreement,  dated as of May 31, 1996, by and between
      Sinclair Broadcast Group, Inc. and River City Broadcasting, L.P. (5)

10.9  Time Brokerage Agreement, dated as of August 3, 1995, by and between River
      City  Broadcasting,  L.P. and KRRT,  Inc. and  Assignment  and  Assumption
      Agreement,  dated as of May 31, 1996 by and among KRRT,  Inc.,  River City
      Broadcasting,  L.P.  and KABB,  Inc.  (as  Assignee of Sinclair  Broadcast
      Group, Inc.). (5)

10.10 Letter Agreement, dated August 20, 1996, between Sinclair Broadcast Group,
      Inc., River City Broadcasting, L.P. and Fox Broadcasting Company. (6)

10.11 Promissory Note, dated as of May 17, 1990, in the principal amount of $3,000,000 among David D. Smith, Frederick G. Smith, J. Duncan Smith and
      Robert E. Smith (as makers) and Sinclair  Broadcast Group,  Inc.,  Channel
      63, Inc.,  Commercial  Radio Institute,  Inc., WTTE,  Channel 28, Inc. and
      Chesapeake Television, Inc. (as holders). (7)

10.12 Term Note, dated as of September 30, 1990, in the principal amount of $7,515,000 between Sinclair Broadcast Group, Inc. (as borrower) and Julian
      S. Smith (as lender). (8)

10.13 Replacement Term Note, dated as of September 30, 1990 in the principal amount of $6,700,000 between Sinclair Broadcast Group, Inc. (as borrower) and Carolyn C. Smith (as lender) (2)

10.14 Note, dated as of September 30, 1990 in the principal amount of $1,500,000 between Frederick G. Smith, David D. Smith, J. Duncan Smith and Robert E.
      Smith (as borrowers) and Sinclair Broadcast Group, Inc. (as lender) (7)

10.15 Amended and Restated Note, dated as of June 30, 1992 in the principal amount of $1,458,489 between Frederick G. Smith, David D. Smith, J. Duncan
      Smith and Robert E. Smith (as  borrowers)  and Sinclair  Broadcast  Group,
      Inc. (as lender) (7)

10.16 Term  Note,  dated  August 1,  1992 in the  principal  amount of  $900,000 between Frederick G. Smith,  David D. Smith, J. Duncan Smith and Robert E.
      Smith (as borrowers) and Commercial Radio Institute, Inc. (as lender) (7)

  EXHIBIT
   NUMBER                                               DESCRIPTION
----------- ---------------------------------------------------------------------------------------------------
10.17 Promissory  Note, dated as of December 28, 1986 in the principal amount of
      $6,421,483.53  between  Sinclair  Broadcast  Group,  Inc.  (as  maker) and
      Frederick  H.  Himes,  B.  Stanley  Resnick  and  Edward A.  Johnston  (as
      representatives for the holders) (7)

10.18 Term Note, dated as of March 1, 1993 in the principal amount of $6,559,000 between Julian S. Smith and Carolyn C. Smith (as makers-borrowers) and
      Commercial Radio Institute, Inc. (as holder-lender) (7)

10.19 Restatement of Stock Redemption  Agreement by and among Sinclair Broadcast
      Group, Inc. and Chesapeake  Television,  Inc., et al., dated June 19, 1990
      (7)

10.20 Corporate Guaranty Agreement, dated as of September 30, 1990 by Chesapeake
      Television,  Inc.,  Commercial  Radio,  Inc.,  Channel 63, Inc.  and WTTE,
      Channel 28, Inc. (as  guarantors)  to Julian S. Smith and Carolyn C. Smith
      (as lenders) (7)

10.21 Security  Agreement,  dated  as  of  September  30,  1990  among  Sinclair
      Broadcast  Group,  Inc.,  Chesapeake  Television,  Inc.,  Commercial Radio
      Institute, Inc., WTTE, Channel 28, Inc. and Channel 63, Inc. (as borrowers and subsidiaries of the borrower) and Julian S. Smith and Carolyn C. Smith
      (as lenders) (7)

10.22 Term Note,  dated as of September  22, 1993,  in the  principal  amount of
      $1,900,000   between   Gerstell   Development   Limited   Partnership  (as
      maker-borrower) and Sinclair Broadcast Group, Inc. (as holder-lender) (7)

10.23 Credit  Agreement,  dated  as of  May  28,  1998,  by and  among  Sinclair
      Broadcast Group, Inc., Certain Subsidiary Guarantors, Certain Lenders, the
      Chase Manhattan Bank as Administrative  Agent, Nations Bank of Texas, N.A.
      as Documentation Agent and Chase Securities Inc. as Arranger. (1)

10.24 Incentive Stock Option Plan for Designated Participants. (2)

10.25 Incentive Stock Option Plan of Sinclair Broadcast Group, Inc. (2)

10.26 First  Amendment  to  Incentive  Stock  Option Plan of Sinclair  Broadcast
      Group, Inc., adopted April 10, 1996. (4)

10.27 Second  Amendment  to Incentive  Stock  Option Plan of Sinclair  Broadcast
      Group, Inc., adopted May 31, 1996. (4)

10.28 1996 Long Term Incentive Plan of Sinclair Broadcast Group, Inc. (4)

10.29 First  Amendment to 1996 Long Term  Incentive  Plan of Sinclair  Broadcast
      Group, Inc. (9)

10.30 Amended and Restated  Asset  Purchase  Agreement by and between River City
      Broadcasting,  L.P. and Sinclair  Broadcast Group, Inc., dated as of April
      10, 1996 and amended and restated as of May 31, 1996 (10)

10.31 Group I Option  Agreement by and among River City  Broadcasting,  L.P. and
      Sinclair Broadcast Group, Inc., dated as of May 31, 1996 (10)

10.32 Asset Purchase  Agreement,  dated April 10, 1996 by and between KRRT, Inc.
      and SBGI, Inc. (11)

10.33 Stock Purchase Agreement,  dated as of March 1, 1996 by and among Sinclair
      Broadcast Group, Inc. and PNC Capital Corp., Primus Capital Fund II, Ltd.,
      Albert M.  Holtz,  Perry A. Sook,  Richard J.  Roberts,  George F.  Boggs,
      Albert M.  Holtz,  as Trustee for the  Irrevocable  Deed of Trust for Tara
      Ellen Holtz, dated December 6, 1994, and Albert M. Holtz as trustee for the Irrevocable Deed of Trust for Meghan Ellen Holtz, dated December 6,
      1994 (8)

10.34 Primary Television  Affiliation  Agreement,  dated as of March 24, 1997 by
      and   between   American   Broadcasting   Companies,   Inc.,   River  City
      Broadcasting, L.P. and Chesapeake Television, Inc. (12)

  EXHIBIT
   NUMBER                                              DESCRIPTION
----------- -------------------------------------------------------------------------------------------------

10.35 Primary Television  Affiliation  Agreement,  dated as of March 24, 1997 by
      and   between   American   Broadcasting   Companies,   Inc.,   River  City
      Broadcasting, L.P. and WPGH, Inc. (12)

10.36 Assets Purchase Agreement by and among Entertainment Communications, Inc.,
      Tuscaloosa  Broadcasting,  Inc., Sinclair Radio of Portland Licensee, Inc.
      and Sinclair Radio of Rochester  Licensee,  Inc.,  dated as of January 26,
      1998. (12)

10.37 Time Brokerage Agreement by and among Entertainment Communications,  Inc.,
      Tuscaloosa  Broadcasting,  Inc., Sinclair Radio of Portland Licensee, Inc.
      and Sinclair Radio or Rochester  Licensee,  Inc.,  dated as of January 26,
      1998. (12)

10.38 Stock Purchase  Agreement by and among the sole  stockholders of Montecito
      Broadcasting Corporation,  Montecito Broadcasting Corporation and Sinclair
      Communications, Inc., dated as of February 3, 1998. (12)

10.39 Stock Purchase Agreement by and among Sinclair Communications, Inc., the stockholders of Max Investors, Inc., Max Investors, Inc. and Max Media
      Properties LLC., dated as of December 2, 1997 (12)

10.40 Asset Purchase Agreement by and among Sinclair  Communications,  Inc., Max
      Management  LLC and Max Media  Properties  LLC.,  dated as of  December 2,
      1997. (12)

10.41 Asset Purchase Agreement by and among Sinclair  Communications,  Inc., Max
      Television  Company,  Max Media Properties LLC and Max Media Properties II
      LLC., dated as of December 2, 1997. (12)

10.42 Asset Purchase Agreement by and among Sinclair  Communications,  Inc., Max
      Television  Company,  Max Media Properties LLC and Max Media Properties II
      LLC., dated as of January 21, 1998. (12)

10.43 Asset Purchase Agreement by and among Tuscoloosa Broadcasting,  Inc., WPTZ
      Licensee,  Inc.,  WNNE Licensee,  Inc., and STC  Broadcasting  of Vermont,
      Inc., dated as of February 3, 1998. (12)

10.44 Stock Purchase Agreement by and among Sinclair Communications, Inc. and the stockholders of Lakeland Group Television, Inc., dated as of November
      14, 1997. (12)

10.45 Stock Purchase Agreement by and among Sinclair Communications, Inc., the stockholders of Max Radio, Inc., Max Radio Inc. and Max Media Properties
      LLC, dated as of December 2, 1997. (12)

10.46 Agreement and Plan of Merger among Sullivan Broadcasting Company II, Inc.,
      Sinclair  Broadcast Group,  Inc., and ABRY Partners,  Inc. Effective as of
      February 23, 1998. (12)

10.47 Agreement  and Plan of Merger among  Sullivan  Broadcast  Holdings,  Inc.,
      Sinclair  Broadcast Group,  Inc., and ABRY Partners,  Inc. Effective as of
      February 23, 1998. (12)

10.48 Employment  Agreement by and between Sinclair  Broadcast  Group,  Inc. and
      Frederick G. Smith, dated June 12, 1998. (13)

10.49 Employment  Agreement by and between Sinclair Broadcast Group, Inc. and J.
      Duncan Smith, dated June 12, 1998. (13)

10.50 Employment  Agreement by and between Sinclair  Broadcast  Group,  Inc. and
      David B. Amy, dated September 15, 1998. (13)

10.51 Employment  Agreement  by and between  Sinclair  Communications,  Inc. and
      Kerby Confer, dated December 10, 1998.

10.52 Employment  Agreement  by and between  Sinclair  Communications,  Inc. and
      Barry Drake, dated February 21, 1997.

10.53 First Amendment to Employment Agreement, by and between Sinclair Broadcast
      Group, Inc. and Barry Baker, dated May, 1998.

  EXHIBIT
   NUMBER                                           DESCRIPTION
----------- -------------------------------------------------------------------------------------------
10.54 Termination  Agreement by and between Sinclair  Broadcast Group,  Inc. and
      Barry Baker, dated February 8, 1999.

10.55 Purchase  Agreement by and between Sinclair  Communications,  Inc. and STC
      Broadcasting, Inc. dated as of March 5, 1999.

10.56 Purchase Agreement by and between Guy Gannett  Communications and Sinclair
      Communications, Inc., dated as of September 4, 1998. (13)

10.57 Purchase Agreement by and between Sinclair  Communications,  Inc., and the
      Ackerly Group, Inc., dated as of September 25, 1998. (13)

11 Statement re computation of per share earnings (included in financial statements)

12    Computation of Ratio of Earnings to Fixed Charges

21    Subsidiaries of the Registrant

23    Consent of Independent Public Accountants

25    Power of attorney (included in signature page)

27    Financial Data Schedule


----------

(1) Incorporated by reference from the Company's Report on Form 10-Q for the quarter ended June 30, 1998

(2) Incorporated by reference from the Company's Registration Statement on Form S-1, No. 33-90682

(3) Incorporated by reference from the Company's Current Report on Form 8-K, dated as of December 16, 1997.

(4) Incorporated by reference from the Company's Report on Form 10-K for the year ended December 31, 1996.

(5) Incorporated by reference from the Company's Report on Form 10-Q for the quarter ended June 30, 1996.

(6) Incorporated by reference from the Company's Report on Form 10-Q for the quarter ended September 30, 1996.

(7) Incorporated by reference from the Company's Registration Statement on Form S-1, No. 33-69482

(8) Incorporated by reference from the Company's Report on Form 10-K for the year ended December 31, 1995.

(9) Incorporated by reference from the Company Proxy Statement for the 1998 Annual Meeting filed on Schedule 14A.

(10) Incorporated by reference from the Company's Amended Current Report on Form 8-K/A, filed May 9, 1996.

(11) Incorporated by reference from the Company's Current Report on Form 8-K, filed May 17, 1996.

(12) Incorporated by reference from the Company's Report on Form 10-K for the year ended December 31, 1997.

(13) Incorporated by reference from the Company's Report on Form 10-Q for the quarter ended September 30, 1998.