Form 10-K/A
period 1998-12-31
SINCLAIR BROADCAST GROUP INC
filed 1999-04-01
CIK 912752

================================================================================

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

Indicate by check mark whether the registrant (1) has filed all reports required to be files by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [ ]

Based on the closing sale price of $14.50 per share as of March 23, 1999, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $695.2 million.

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

TELEVISION BROADCASTING


     The Company owns and operates, provides programming services to, or has agreed to acquire the following television stations:



                                                                                           NUMBER OF
                                                                                           COMMERCIAL                EXPIRATION
                                 MARKET                                                   STATIONS IN    STATION      DATE OF
            MARKET              RANK(A)   STATIONS   STATUS(B)   CHANNEL   AFFILIATION   THE MARKET(C)   RANK(D)    FCC LICENSE
------------------------------ --------- ---------- ----------- --------- ------------- --------------- --------- ---------------
Tampa, Florida ...............     14          WTTA    LMA          38    IND(h)(q)           7            7           2/1/05
Minneapolis/St. Paul,
 Minnesota ...................     15          KMWB    O&O          23    WB                  6            6           4/1/06
Pittsburgh, Pennsylvania .....     19          WPGH    O&O          53    FOX                 5            4           8/1/99
                                               WCWB    LMA          22    WB                               5           8/1/99
Sacramento, California .......     20          KOVR    O&O          13    CBS                 6            3          12/1/06
St. Louis, Missouri ..........     21          KDNL    O&O          30    ABC                 5            4           2/1/06
Baltimore, Maryland ..........     24          WBFF    O&O          45    FOX                 5            4          10/1/04
                                               WNUV    LMA          54    WB                               5          10/1/04
Indianapolis, Indiana ........     25          WTTV    LMA(e)        4    WB                  8            5           8/1/05
                                               WTTK    LMA(e)(g)    29    WB                               5           8/1/05
Raleigh-Durham,
 North Carolina ..............     29          WLFL    O&O          22    WB                  7            4 `        12/1/04
                                               WRDC    LMA          28    UPN                              5          12/1/04
Nashville, Tennessee .........     30          WZTV    LMA(m)       17    FOX                 6            4           8/1/05
                                               WUXP    LMA          30    UPN                              5           8/1/05
Milwaukee, Wisconsin .........     31          WCGV    O&O          24    UPN                 6            5          12/1/05
                                               WVTV    LMA          18    WB                               6          12/1/05
Cincinnati, Ohio .............     32          WSTR    O&O          64    WB                  5            5          10/1/05
Kansas City, Missouri ........     33          KSMO    O&O          62    WB                  8            5           2/1/06
Columbus, Ohio ...............     34          WSYX    O&O           6    ABC                 5            4          10/1/05
                                               WTTE    LMA          28    FOX                              3          10/1/05
Asheville, North Carolina
 and Greenville/
 Spartanburg/Anderson,
 South Carolina ..............     35          WLOS    O&O          13    ABC                 6            3          12/1/04
                                               WFBC    LMA          40    IND(h)(q)                        5          12/1/04
San Antonio, Texas ...........     37          KABB    O&O          29    FOX                 7            4           8/1/98(f)(r)
                                               KRRT    LMA          35    WB                               6           8/1/98(f)(r)
Birmingham, Alabama ..........     39          WTTO    O&O          21    WB                  6            5           4/1/05
                                               WDBB    LMA(i)       17    WB                               5           4/1/05
                                               WABM    LMA          68    UPN                              6           4/1/05
Norfolk, Virginia ............     40          WTVZ    O&O          33    WB                  6            4          10/1/04
Buffalo, New York ............     42          WUTV    LMA(m)       29    FOX                 5            4           6/1/99(f)
                                               WNEQ    Pending      23    (o)                                          6/1/99(f)
Oklahoma City,
 Oklahoma ....................     45          KOCB    O&O          34    WB                  5            5           6/1/98(f)
                                               KOKH    LMA          25    FOX                              4           6/1/06
Greensboro/Winston-Salem,
 Salem/Highpoint,
 North Carolina ..............     47          WXLV    LMA(m)       45    ABC                 7            4          12/1/04
                                               WUPN    LMA          48    UPN                              5          12/1/04
Dayton, Ohio .................     54          WKEF    LMA(p)       22    NBC                 4            3          10/1/05
                                               WRGT    LMA          45    FOX                              4          10/1/05
Las Vegas, Nevada ............     56          KVWB    O&O          21    WB                  8            5          10/1/06
                                               KFBT    LMA          33    IND(h)                           8          10/1/06(f)
Charleston and Huntington,
 West Virginia ...............     58          WCHS    O&O           8    ABC                 4            3          10/1/04
                                               WVAH    LMA          11    FOX                              4          10/1/04
Richmond, Virginia ...........     61          WRLH    LMA(m)       35    FOX                 5            4          10/1/04
Mobile, Alabama and
 Pensacola, Florida ..........     62          WEAR    O&O           3    ABC                 6            2           2/1/05
                                               WFGX    LMA          35    WB                               6           2/1/05
Flint/Saginaw/Bay City,
 Michigan ....................     64          WSMH    O&O          66    FOX                 4            4          10/1/05
Lexington, Kentucky ..........     67          WDKY    O&O          56    FOX                 5            4           8/1/05
Des Moines, Iowa .............     70          KDSM    O&O          17    FOX                 4            4           2/1/06
Syracuse, New York ...........     74          WSYT    O&O          68    FOX                 5            4           6/1/99(f)
                                               WNYS    LMA          43    UPN                              5           6/1/99(f)
Paducah, Kentucky/
 Cape Girardeau,
 Missouri ....................     76          KBSI    O&O          23    FOX                 5            4           2/1/06
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

(r) A petition to deny was filed against the license renewals for these stations and the renewals are currently pending.

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


ITEM 6. SELECTED FINANCIAL DATA

     The selected consolidated financial data for the years ended December 31, 1994, 1995, 1996, 1997 and 1998 have been derived from the Company's audited Consolidated Financial Statements. The Consolidated Financial Statements for the years ended December 31, 1996, 1997 and 1998 are included elsewhere in this Form 10-K/A.

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

(h) "After tax cash flow" is defined as net income (loss) available to common shareholders, plus extraordinary items (before the effect of related tax benefits) plus depreciation and amortization (excluding film amortization), stock-based compensation, unrealized loss on derivative instrument, the deferred tax provision (or minus the deferred tax benefit) and minus the gain on sale of assets. The Company has presented after tax cash flow data, which the Company believes is comparable to the data provided by other companies in the industry, because such data are commonly used as a measure of performance for broadcast companies; however, there can be no assurances that it is comparable. After tax cash flow is presented here not as a measure of operating results and does not purport to represent cash provided by operating activities. After tax cash flow should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. Management believes the presentation of after tax cash flow
      (ATCF) is relevant and useful because ATCF is a measurement utilized by industry analysts to determine a public market value of the Company's television and radio stations and ATCF is a measurement analysts utilize when determining the operating performance of the Company.

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


                               BROADCAST REVENUE
                            (DOLLARS IN THOUSANDS)

                                                              YEARS ENDED DECEMBER 31,
                                  --------------------------------------------------------------------------------
                                            1996                       1997                        1998
                                  ------------------------   ------------------------   --------------------------
Local/regional advertising.....    $ 199,029        49.4%     $ 287,860        52.7%     $  418,100         53.8%
National advertising ..........      191,449        47.6%       250,445        45.9%        316,547         40.7%
Network compensation ..........        3,907         1.0%         5,479         1.0%         18,536          2.5%
Political advertising .........        6,972         1.7%         1,189         0.2%         21,279          2.7%
Production ....................        1,142         0.3%         1,239         0.2%          2,617          0.3%
                                   ---------       -----      ---------       -----      ----------        -----
Broadcast revenues ............      402,499       100.0%       546,212       100.0%        777,079        100.0%
                                                   =====                      =====                        =====
Less: agency commissions.......      (56,040)                   (74,984)                   (104,273)
                                   ---------                  ---------                  ----------
Broadcast revenues, net .......      346,459                    471,228                     672,806
Barter revenues ...............       32,029                     45,207                      63,998
                                   ---------                  ---------                  ----------
Total revenues ................    $ 378,488                  $ 516,435                  $  736,804
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

                                   SIGNATURES

     Pursuant to the requirements of the Section 14 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 1999.

                                        SINCLAIR BROADCAST GROUP, INC.


                                        By:                 *
                                              ---------------------------------
                                              David D. Smith
                                              Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




            SIGNATURE                            TITLE                     DATE
---------------------------------   ------------------------------   ---------------
          *                         Chairman of the Board Chief      March 31, 1999
-------------------------------       and Executive Officer
 David D. Smith                       (principal executive officer)


/s/ DAVID B. AMY                    Vice President and Chief         March 31, 1999
-------------------------------     Financial Officer (principal
 David B. Amy                         financial and accounting
                                      officer)


          *                         Director                         March 31, 1999
-------------------------------
 Frederick G. Smith


          *                         Director                         March 31, 1999
-------------------------------
 J. Duncan Smith


          *                         Director                         March 31, 1999
-------------------------------
 Robert E. Smith


          *                         Director                         March 31, 1999
-------------------------------
 Basil A. Thomas


          *                         Director                         March 31, 1999
-------------------------------
 Lawrence E. McCanna

 * /s/ DAVID B. AMY
-------------------------------
David B. Amy
Power of Attorney

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




                                              ARTHUR ANDERSEN LLP


Baltimore,  Maryland,
February 9, 1999, except
for Note 17, as to which
the date is March 16, 1999

                SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                                                                   AS OF DECEMBER 31,
                                                                                             ------------------------------
                                                                                                  1997            1998
                                                                                             -------------   --------------
                                          ASSETS
CURRENT ASSETS:
 Cash ....................................................................................    $  139,327       $    3,268
 Accounts receivable, net of allowance for doubtful accounts of
  $2,920 and $5,169 respectively .........................................................       123,018          196,880
 Current portion of program contract costs ...............................................        46,876           60,795
 Prepaid expenses and other current assets ...............................................         4,673            5,542
 Deferred barter costs ...................................................................         3,727            5,282
 Refundable income taxes .................................................................        10,581               --
 Broadcast assets held for sale ..........................................................            --           33,747
 Deferred tax assets .....................................................................         2,550           19,209
                                                                                              ----------       ----------
   Total current assets ..................................................................       330,752          324,723
PROGRAM CONTRACT COSTS, less current portion .............................................        40,609           45,608
LOANS TO OFFICERS AND AFFILIATES .........................................................        11,088           10,041
PROPERTY AND EQUIPMENT, net ..............................................................       161,714          280,391
OTHER ASSETS .............................................................................       168,095           93,404
ACQUIRED INTANGIBLE BROADCASTING ASSETS, net of accumulated
 amortization of $138,061 and $231,821, respectively .....................................     1,321,976        3,100,415
                                                                                              ----------       ----------
   Total Assets ..........................................................................    $2,034,234       $3,854,582
                                                                                              ==========       ==========
                                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable ........................................................................    $    5,207       $   18,065
 Accrued liabilities .....................................................................        40,532           96,350
 Current portion of long-term liabilities--
  Notes payable and commercial bank financing ............................................        35,215           50,007
  Notes and capital leases payable to affiliates .........................................         3,073            4,063
  Program contracts payable ..............................................................        66,404           94,780
 Deferred barter revenues ................................................................         4,273            5,625
                                                                                              ----------       ----------
   Total current liabilities .............................................................       154,704          268,890
LONG-TERM LIABILITIES:
 Notes payable and commercial bank financing .............................................     1,022,934        2,254,108
 Notes and capital leases payable to affiliates ..........................................        19,500           19,043
 Program contracts payable ...............................................................        62,408           74,802
 Deferred tax liability ..................................................................        24,092          184,736
 Other long-term liabilities .............................................................         3,611           33,361
                                                                                              ----------       ----------
   Total liabilities .....................................................................     1,287,249        2,834,940
                                                                                              ----------       ----------
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES ...........................................         3,697            3,599
                                                                                              ----------       ----------
COMMITMENTS AND CONTINGENCIES
COMPANY OBLIGATED MANDATORILY REDEEMABLE SECURITIES OF
 SUBSIDIARY TRUST HOLDING SOLELY KDSM SENIOR DEBENTURES ..................................       200,000          200,000
                                                                                              ----------       ----------
STOCKHOLDERS' EQUITY:
 Series B Preferred stock, $.01 par value, 10,000,000 shares authorized and
  1,071,381 and 39,581 issued and outstanding ............................................            11               --
 Series D Preferred stock, $.01 par value, 3,450,000 shares authorized and
  3,450,000 shares issued and outstanding ................................................            35               35
 Class A Common stock, $.01 par value, 200,000,000 and 500,000,000 shares authorized and
  27,466,860 and 47,445,731 shares issued and outstanding, respectively ..................           274              474
 Class B Common stock, $.01 par value, 70,000,000 and 140,000,000 shares authorized
  and 50,872,864 and 49,075,428 shares issued and outstanding ............................           509              491
 Additional paid-in capital ..............................................................       552,557          768,648
 Additional paid-in capital -- equity put options ........................................        23,117          113,502
 Additional paid-in capital -- deferred compensation .....................................          (954)          (7,616)
 Accumulated deficit .....................................................................       (32,261)         (59,491)
                                                                                              ----------       ----------
   Total stockholders' equity ............................................................       543,288          816,043
                                                                                              ----------       ----------
   Total Liabilities and Stockholders' Equity ............................................    $2,034,234       $3,854,582
                                                                                              ==========       ==========


 The accompanying notes are an integral part of these consolidated statements.

                SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                          1996          1997           1998
                                                                      -----------  -------------  -------------
REVENUE:
 Station broadcast revenues, net of agency commissions of
   $56,040, $74,984 and $104,273, respectively .....................   $ 346,459     $ 471,228     $  672,806
 Revenues realized from station barter arrangements ................      32,029        45,207         63,998
                                                                       ---------     ---------     ----------
   Total revenues ..................................................     378,488       516,435        736,804
                                                                       ---------     ---------     ----------
OPERATING EXPENSES:
 Program and production ............................................      66,652        92,178        139,143
 Selling, general and administrative ...............................      75,924       106,084        147,998
 Expenses realized from station barter arrangements ................      25,189        38,114         54,067
 Amortization of program contract costs and net
   realizable value adjustments ....................................      47,797        66,290         72,403
 Stock-based compensation ..........................................         739         1,636          3,282
 Depreciation and amortization of property and equipment ...........      11,711        18,040         29,153
 Amortization of acquired intangible broadcasting assets,
   non-compete and consulting agreements and other assets ..........      58,530        67,840         98,372
 Amortization of excess syndicated programming .....................       3,043            --             --
                                                                       ---------     ---------     ----------
   Total operating expenses ........................................     289,585       390,182        544,418
   Broadcast operating income ......................................      88,903       126,253        192,386
                                                                       ---------     ---------     ----------
OTHER INCOME (EXPENSE):
 Interest and amortization of debt discount expense ................     (84,314)      (98,393)      (138,952)
 Subsidiary trust minority interest expense ........................          --       (18,600)       (23,250)
 Net gain on sale of broadcast assets ..............................          --            --         12,001
 Unrealized loss on derivative instrument ..........................          --            --         (9,050)
 Interest income ...................................................       3,136         2,174          5,672
 Other income ......................................................         342            54          1,034
                                                                       ---------     ---------     ----------
   Income before provision benefit for income
    taxes and extraordinary item ...................................       8,067        11,488         39,841
PROVISION FOR INCOME TAXES. ........................................       6,936        15,984         45,658
                                                                       ---------     ---------     ----------
   Net income (loss) before extraordinary item .....................       1,131        (4,496)        (5,817)
EXTRAORDINARY ITEM:
 Loss on early extinguishment of debt, net of related income tax
   benefit of $4,045 and $7,370, respectively. .....................          --        (6,070)       (11,063)
                                                                       ---------     ---------     ----------
NET INCOME (LOSS) ..................................................   $   1,131     $ (10,566)    $  (16,880)
                                                                       =========     =========     ==========
NET INCOME (LOSS) AVAILABLE TO COMMON SHARE-
 HOLDERS ...........................................................   $   1,131     $ (13,329)    $  (27,230)
                                                                       =========     =========     ==========
BASIC EARNINGS PER SHARE:
 Income (loss) per share before extraordinary item .................   $     .02     $    (.10)    $     (.17)
                                                                       =========     =========     ==========
 Net income (loss) per share .......................................   $     .02     $    (.19)    $     (.29)
                                                                       =========     =========     ==========
 Average shares outstanding ........................................      69,496        71,902         94,321
                                                                       =========     =========     ==========
DILUTED EARNINGS PER SHARE:
 Income (loss) per share before extraordinary item .................   $     .02     $    (.10)    $     (.17)
                                                                       =========     =========     ==========
 Net income (loss) per share .......................................   $     .02     $    (.19)    $     (.29)
                                                                       =========     =========     ==========
 Average shares outstanding ........................................      74,762        80,156         95,692
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





                                                    SERIES B    SERIES D   CLASS A   CLASS B    ADDITIONAL
                                                   PREFERRED   PREFERRED    COMMON    COMMON      PAID-IN
                                                     STOCK       STOCK      STOCK     STOCK       CAPITAL
                                                  ----------- ----------- --------- --------- --------------
BALANCE, December 31, 1996, as adjusted .........    $12          $--       $140      $ 557     $256,605
 Repurchase and retirement of
  186,000 shares of Class A Common Stock              --           --          (4)       --       (4,595)
 Class B Common Stock converted into Class
  A Common Stock ................................     --           --        48         (48)          --
 Series B Preferred Stock converted into
  Class A Common Stock ..........................       (1)        --         4          --             (3)
 Issuance of Class A Common Stock, net of
  related issuance costs of $7,572 ..............     --           --        86          --      150,935
 Issuance of Series D Preferred Stock, net of
  related issuance costs of $5,601 ..............     --           35        --          --      166,864
 Dividends payable on Series D Preferred
  Stock .........................................     --           --        --          --           --
 Equity put options .............................     --           --        --          --      (14,179)
 Equity put options premium .....................     --           --        --          --       (3,365)
 Stock option grants ............................     --           --        --          --          430
 Stock option grants exercised ..................     --           --        --          --          105
 Amortization of deferred compensation ..........     --           --        --          --           --
 Income tax benefit related to deferred
  compensation ..................................     --           --        --          --         (240)
 Net loss .......................................     --           --        --          --           --
                                                     -----        ---       -----     -----     ----------
BALANCE, December 31, 1997 ......................    $11          $35       $274      $ 509     $552,557
                                                     -----        ---       -----     -----     ----------



                                                   ADDITIONAL
                                                     PAID-IN        ADDITIONAL
                                                    CAPITAL-    PAID-IN CAPITAL -                     TOTAL
                                                   EQUITY PUT        DEFERRED       ACCUMULATED   STOCKHOLDERS'
                                                     OPTIONS       COMPENSATION       DEFICIT        EQUITY
                                                  ------------ ------------------- ------------- --------------
BALANCE, December 31, 1996, as adjusted .........    $    --        $ (1,129)        $ (18,932)    $ 237,253
 Repurchase and retirement of
  186,000 shares of Class A Common Stock                  --              --                --        (4,599)
 Class B Common Stock converted into Class
  A Common Stock ................................         --              --                --            --
 Series B Preferred Stock converted into
  Class A Common Stock ..........................         --              --                --            --
 Issuance of Class A Common Stock, net of
  related issuance costs of $7,572 ..............         --              --                --       151,021
 Issuance of Series D Preferred Stock, net of
  related issuance costs of $5,601 ..............         --              --                --       166,899
 Dividends payable on Series D Preferred
  Stock .........................................         --              --            (2,763)       (2,763)
 Equity put options .............................     23,117              --                --         8,938
 Equity put options premium .....................         --              --                --        (3,365)
 Stock option grants ............................         --            (430)               --            --
 Stock option grants exercised ..................         --              --                --           105
 Amortization of deferred compensation ..........         --             605                --           605
 Income tax benefit related to deferred
  compensation ..................................         --              --                --          (240)
 Net loss .......................................         --              --           (10,566)      (10,566)
                                                     -------        --------         ---------     ---------
BALANCE, December 31, 1997 ......................    $23,117        $   (954)        $ (32,261)    $ 543,288
                                                     -------        --------         ---------     ---------

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





                                               SERIES B    SERIES D   CLASS A   CLASS B   ADDITIONAL
                                              PREFERRED   PREFERRED    COMMON    COMMON     PAID-IN
                                                STOCK       STOCK      STOCK     STOCK      CAPITAL
                                             ----------- ----------- --------- --------- ------------
BALANCE, December 31, 1997, as adjusted ....   $   11        $35       $ 274     $ 509    $ 552,557
 Class B Common Stock converted into Class
  A Common Stock ...........................       --         --          18       (18)          --
 Series B Preferred Stock converted into
  Class A Common Stock .....................      (11)        --          75        --          (64)
 Dividends payable on Series D Preferred
  Stock ....................................       --         --          --        --           --
 Stock option grants .......................       --         --          --        --        8,383
 Stock option grants exercised .............       --         --           1        --        1,143
 Class A Common Stock shares issued
  pursuant to employee benefit plans .......       --         --           1        --        1,989
 Equity put options ........................       --         --          --        --      (90,385)
 Repurchase and retirement of 1,505,000
  shares of Class A Common Stock ...........       --         --         (15)       --      (26,650)
 Equity put option premiums ................       --         --          --        --      (12,938)
 Issuance of Class A Common Stock ..........       --         --         120        --      335,003
 Amortization of deferred compensation .....       --         --          --        --           --
 Income tax benefit related  to deferred
  compensation .............................       --         --          --        --         (390)
 Net loss ..................................       --         --          --        --           --
                                               ------        ---       -----     -----    ---------
BALANCE, December 31, 1998 .................   $   --        $35       $ 474     $ 491    $ 768,648
                                               ------        ---       -----     -----    ---------



                                                 ADDITIONAL          ADDITIONAL
                                              PAID-IN CAPITAL-   PAID-IN CAPITAL -                     TOTAL
                                                 EQUITY PUT           DEFERRED       ACCUMULATED   STOCKHOLDERS'
                                                   OPTIONS          COMPENSATION       DEFICIT        EQUITY
                                             ------------------ ------------------- ------------- --------------
BALANCE, December 31, 1997, as adjusted ....      $  23,117          $   (954)       $  (32,261)    $ 543,288
 Class B Common Stock converted into Class
  A Common Stock ...........................             --                --                --            --
 Series B Preferred Stock converted into
  Class A Common Stock .....................             --                --                --            --
 Dividends payable on Series D Preferred
  Stock ....................................             --                --           (10,350)      (10,350)
 Stock option grants .......................             --            (8,383)               --            --
 Stock option grants exercised .............             --                --                --         1,144
 Class A Common Stock shares issued
  pursuant to employee benefit plans .......             --                --                           1,990
 Equity put options ........................         90,385                --                --            --
 Repurchase and retirement of 1,505,000
  shares of Class A Common Stock ...........             --                --                --       (26,665)
 Equity put option premiums ................             --                --                         (12,938)
 Issuance of Class A Common Stock ..........             --                --                --       335,123
 Amortization of deferred compensation .....             --             1,721                --         1,721
 Income tax benefit related  to deferred
  compensation .............................             --                --                --          (390)
 Net loss ..................................             --                --           (16,880)      (16,880)
                                                  ---------          --------        ----------     ---------
BALANCE, December 31, 1998 .................      $ 113,502          $ (7,616)       $  (59,491)    $ 816,043
                                                  ---------          --------        ----------     ---------

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

7. RELATED PARTY TRANSACTIONS:


In connection with the start-up of an affiliate in 1990, certain SBG Class B Stockholders issued a note allowing them to borrow up to $3.0 million from the Company. This note was amended and restated June 1, 1994, to a term loan bearing interest of 6.88% with quarterly principal payments beginning March 31, 1996 through December 31, 1999. As of December 31, 1997 and 1998, the balance outstanding was approximately $1.3 and $0.7 million, respectively.

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

Had compensation cost for the Company's 1995, 1996, and 1997 grants for stock-based compensation plans been determined consistent with SFAS 123, the Company's net income, net income applicable to common share before extraordinary items, and net income per common share for these years would approximate the pro forma amounts below (in thousands except per share data):



                                                  1996                       1997                        1998
                                        ------------------------- --------------------------- ---------------------------
                                         AS REPORTED   PRO FORMA   AS REPORTED    PRO FORMA    AS REPORTED    PRO FORMA
                                        ------------- ----------- ------------- ------------- ------------- -------------
Net income (loss) before
 extraordinary item ...................    $ 1,131     $ (1,639)    $  (4,496)    $  (5,871)    $  (5,817)    $ (13,629)
                                           =======     ========     =========     =========     =========     =========
Net income (loss)......................    $ 1,131     $ (1,639)    $ (10,566)    $ (11,941)    $ (16,880)    $ (24,692)
                                           =======     ========     =========     =========     =========     =========
Net income (loss) available to
 common shareholders ..................    $ 1,131     $ (1,639)    $ (13,329)    $ (14,704)    $ (27,230)    $ (35,042)
                                           =======     ========     =========     =========     =========     =========
Basic net income per share before
 extraordinary items ..................    $   .02     $   (.02)    $    (.10)    $    (.12)    $    (.17)    $    (.25)
                                           =======     ========     =========     =========     =========     =========
Basic net income per share after
 extraordinary items ..................    $   .02     $   (.02)    $    (.19)    $    (.20)    $    (.29)    $    (.37)
                                           =======     ========     =========     =========     =========     =========
Diluted net income per share before
 extraordinary items ..................    $   .02     $   (.02)    $    (.10)    $    (.12)    $    (.17)    $    (.25)
                                           =======     ========     =========     =========     =========     =========
Diluted net income per share after
 extraordinary items ..................    $   .02     $   (.02)    $    (.19)    $    (.20)    $    (.29)    $    (.37)
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

10.48 Employment  Agreement by and between Sinclair  Broadcast  Group,  Inc. and
      Frederick G. Smith, dated June 12, 1998. (13)

10.49 Employment  Agreement by and between Sinclair Broadcast Group, Inc. and J.
      Duncan Smith, dated June 12, 1998. (13)

10.50 Employment  Agreement by and between Sinclair  Broadcast  Group,  Inc. and
      David B. Amy, dated September 15, 1998. (13)

10.51 Employment  Agreement  by and between  Sinclair  Communications,  Inc. and
      Kerby Confer, dated December 10, 1998.*

10.52 Employment  Agreement  by and between  Sinclair  Communications,  Inc. and
      Barry Drake, dated February 21, 1997.*

10.53 First Amendment to Employment Agreement, by and between Sinclair Broadcast
      Group, Inc. and Barry Baker, dated May, 1998.*

  EXHIBIT
   NUMBER                                           DESCRIPTION
----------- -------------------------------------------------------------------------------------------
10.54 Termination  Agreement by and between Sinclair  Broadcast Group,  Inc. and
      Barry Baker, dated February 8, 1999.*

10.55 Purchase  Agreement by and between Sinclair  Communications,  Inc. and STC
      Broadcasting, Inc. dated as of March 5, 1999.*

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

21    Subsidiaries of the Registrant*

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