Form 10-Q
period 1999-03-31
SINCLAIR BROADCAST GROUP INC
filed 1999-05-12
CIK 912752

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 1999

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

                                  Yes [X] No[ ]

As of April 30, 1999, there were 48,090,331 shares of Class A Common Stock, $.01 par value; 48,610,231 shares of Class B Common Stock, $.01 par value; 39,181 shares of Series B Preferred Stock, $.01 par value, convertible into 284,952 shares of Class A Common Stock; and 3,450,000 shares of Series D Preferred
Stock, $.01 par value, convertible into 7,561,644 shares of Class A Common Stock; of the Registrant issued and outstanding.

In addition, 2,000,000 shares of $200 million aggregate liquidation value of 115/8% High Yield Trust Offered Preferred Securities of Sinclair Capital, a subsidiary trust of Sinclair Broadcast Group, Inc., are issued and outstanding.

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES

                                    Form 10-Q
                      For the Quarter Ended March 31, 1999

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                                                                            PAGE

        Consolidated Balance Sheets as of December 31, 1998 and
             March 31, 1999.................................................   3

        Consolidated Statements of Operations for the Three Months
             Ended March 31, 1998 and 1999..................................   4

        Consolidated Statements of Stockholders' Equity for the Three Months
             Ended March 31, 1999...........................................   5

        Consolidated Statements of Cash Flows for the Three Months
             Ended March 31, 1998 and 1999..................................   6

        Notes to Unaudited Consolidated Financial Statements................   7

Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations..............................  12

Item 3. Quantitative and Qualitative Disclosures About Market Risk..........  17

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K ..................................  19

    Signature...............................................................  20

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                              DECEMBER 31,        MARCH 31,
                                         ASSETS                                                   1998              1999
                                                                                             -------------     ------------
CURRENT ASSETS:
    Cash ................................................................................     $     3,268      $     5,913
    Accounts receivable, net of allowance for doubtful accounts .........................         196,880          153,579
    Current portion of program contract costs ...........................................          60,795           49,538
    Prepaid expenses and other current assets ...........................................           5,542            5,232
    Deferred barter costs ...............................................................           5,282            6,740
    Broadcast assets held for sale ......................................................          33,747           34,092
    Deferred tax asset ..................................................................          19,209           31,909
                                                                                              -----------      -----------
           Total current assets .........................................................         324,723          287,003
PROGRAM CONTRACT COSTS, less current portion ............................................          45,608           37,938
LOANS TO OFFICERS AND AFFILIATES ........................................................          10,041            9,610
PROPERTY AND EQUIPMENT, net .............................................................         280,391          275,426
OTHER ASSETS ............................................................................          93,404          103,907
ACQUIRED INTANGIBLE BROADCASTING ASSETS, net ............................................       3,100,415        3,083,468
                                                                                              -----------      -----------
    Total Assets ........................................................................     $ 3,854,582      $ 3,797,352
                                                                                              ===========      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable ....................................................................     $    18,065      $    15,049
    Accrued liabilities .................................................................          96,350           77,826
    Current portion of long-term liabilities-
        Notes payable and commercial bank financing .....................................          50,007           56,258
        Notes and capital leases payable to affiliates ..................................           4,063            4,930
        Program contracts payable .......................................................          94,780           86,909
    Deferred barter revenues ............................................................           5,625            7,355
                                                                                              -----------      -----------
           Total current liabilities ....................................................         268,890          248,327
LONG-TERM LIABILITIES:
    Notes payable and commercial bank financing .........................................       2,254,108        2,227,882
    Notes and capital leases payable to affiliates ......................................          19,043           29,655
    Program contracts payable ...........................................................          74,802           63,685
    Deferred tax liability ..............................................................         184,736          184,736
    Other long-term liabilities .........................................................          33,361           25,699
                                                                                              -----------      -----------
      Total liabilities .................................................................       2,834,940        2,779,984
                                                                                              -----------      -----------
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES ..........................................           3,599            3,612
                                                                                              -----------      -----------
COMPANY OBLIGATED MANDATORILY REDEEMABLE SECURITIES OF SUBSIDIARY
    TRUST HOLDING SOLELY KDSM SENIOR DEBENTURES .........................................         200,000          200,000
                                                                                              -----------      -----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
    Series B Preferred Stock, $.01 par value, 10,000,000 shares authorized and 39,581 ...              --               --
        and 39,181 shares issued and outstanding, respectively
    Series D Preferred Stock, $.01 par value, 3,450,000 shares authorized, and 3,450,000
        issued and outstanding ..........................................................              35               35
    Class A Common Stock, $.01 par value, 500,000,000 shares authorized
        and 47,445,731 and 48,036,430 shares issued and outstanding, respectively .......             474              480
    Class B Common Stock, $.01 par value, 70,000,000 shares authorized
        and 49,075,428 and 48,630,231 shares issued and outstanding, respectively .......             491              486
    Additional paid-in capital ..........................................................         768,648          770,077
    Additional paid-in capital - equity put options .....................................         113,502          113,502
    Additional paid-in capital - deferred compensation ..................................          (7,616)          (7,130)
    Accumulated deficit .................................................................         (59,491)         (63,694)
                                                                                              -----------      -----------
           Total stockholders' equity ...................................................         816,043          813,756
                                                                                              -----------      -----------
           Total Liabilities and Stockholders' Equity ...................................     $ 3,854,582      $ 3,797,352
                                                                                              ===========      ===========

         The accompanying notes are an integral part of these unaudited consolidated statements.

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                            THREE MONTHS ENDED
                                                                                                                  MARCH 31,
                                                                                                         1998                1999
                                                                                                      ------------------------------
           REVENUES:
               Station broadcast revenues, net of agency commissions .......................          $ 112,631           $ 174,466
               Revenues realized from station barter arrangements ..........................             11,207              15,319
                                                                                                      ---------           ---------
                  Total revenues ...........................................................            123,838             189,785
                                                                                                      ---------           ---------

           OPERATING EXPENSES:
               Program and production ......................................................             25,812              41,870
               Selling, general and administrative .........................................             27,685              42,977
               Expenses realized from station barter arrangements ..........................              9,277              13,105
               Amortization of program contract costs and net
                  realizable value adjustments .............................................             16,011              21,491
               Stock-based compensation ....................................................                472                 936
               Depreciation and amortization of property and equipment .....................              4,768               9,030
               Amortization of acquired intangible broadcasting assets,
                  non-compete and consulting agreements and other assets ...................             16,134              31,036
                                                                                                      ---------           ---------
                      Total operating expenses .............................................            100,159             160,445
                                                                                                      ---------           ---------

                      Broadcast operating income ...........................................             23,679              29,340
                                                                                                      ---------           ---------

           OTHER INCOME (EXPENSE):
               Interest and amortization of debt discount expense ..........................            (27,371)            (43,190)
               Subsidiary trust minority interest expense ..................................             (5,813)             (5,813)
               Interest income .............................................................              1,317                 809
               Unrealized gain on derivative instruments ...................................                 --               7,100
               Other income ................................................................                109                 309
                                                                                                      ---------           ---------
                      Loss before income tax benefit .......................................             (8,079)            (11,445)

           INCOME TAX BENEFIT ..............................................................              4,800               9,830
                                                                                                      ---------           ---------

           NET LOSS ........................................................................          $  (3,279)          $  (1,615)
                                                                                                      =========           =========

           NET LOSS AVAILABLE TO COMMON STOCKHOLDERS .......................................          $  (5,867)          $  (4,203)
                                                                                                      =========           =========

           Basic loss per common share .....................................................          $   (0.07)          $   (0.04)
                                                                                                      =========           =========
           Basic weighted average common shares outstanding ................................             78,768              96,582
                                                                                                      =========           =========
           Diluted loss per common share ...................................................          $   (0.07)          $   (0.04)
                                                                                                      =========           =========
           Diluted weighted average common and common equivalent
               shares outstanding ..........................................................             87,660              97,003
                                                                                                      =========           =========



         The accompanying notes are an integral part of these unaudited consolidated statements.

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                 (IN THOUSANDS)

                                                                                                                   ADDITIONAL
                                                                                                                    PAID-IN
                                                 SERIES B        SERIES D     CLASS A     CLASS B    ADDITIONAL    CAPITAL -
                                                PREFERRED       PREFERRED      COMMON     COMMON      PAID-IN     EQUITY PUT
                                                  STOCK           STOCK        STOCK      STOCK       CAPITAL      OPTIONS
                                              ---------------  ----------   ----------  ----------  ----------- ------------
BALANCE, December 31, 1998 ..................  $           --    $     35    $    474     $    491     $768,648    $113,502
    Class B Common Stock converted ..........                                                                            --
        into Class A Common Stock ...........                          --           5           (5)          --          --
    Dividends payable on Series D
        Preferred Stock .....................              --          --          --           --           --          --
    Class A Common Stock shares issued
        pursuant to employee benefit plans ..              --          --           1           --        1,429          --
    Amortization of deferred
        compensation ........................              --          --          --           --           --          --
    Net loss ................................              --          --          --           --           --          --
                                               --------------    --------    --------     --------     --------    --------

BALANCE, March 31, 1999 .....................  $           --    $     35    $    480     $    486     $770,077    $113,502
                                               ==============    ========    ========     ========     ========    ========

                                               ADDITIONAL
                                                PAID-IN
                                               CAPITAL -                         TOTAL
                                                DEFERRED       ACCUMULATED    STOCKHOLDERS'
                                              COMPENSATION       DEFICIT         EQUITY
                                             ---------------- --------------- ---------------
BALANCE, December 31, 1998 ...............      $  (7,616)      $ (59,491)      $ 816,043
    Class B Common Stock converted
        into Class A Common Stock ........             --              --              --
    Dividends payable on Series D
        Preferred Stock ..................             --          (2,588)         (2,588)
    Class A Common Stock shares issued
        pursuant to employee benefit plans             --              --           1,430
    Amortization of deferred
        compensation .....................            486              --             486
    Net loss .............................             --          (1,615)         (1,615)
                                                ---------       ---------       ---------

BALANCE, March 31, 1999 ..................      $  (7,130)      $ (63,694)      $ 813,756
                                                =========       =========       =========

         The accompanying notes are an integral part of these unaudited consolidated statements.

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                   THREE MONTHS ENDED
                                                                                                       MARCH 31,
CASH FLOWS FROM OPERATING ACTIVITIES:                                                             1998           1999
                                                                                            ---------------- --------------
    Net loss ..........................................................................       $  (3,279)       $  (1,615)
    Adjustments to reconcile net loss to net cash flows from operating activities-
        Amortization of debt discount .................................................              25               25
        Depreciation and amortization of property and equipment .......................           4,767            9,030
        Gain on derivative instrument .................................................              --           (7,100)
        Amortization of acquired intangible broadcasting assets,
           non-compete and consulting agreements and other assets .....................          16,134           31,036
        Amortization of program contract costs and net realizable value adjustments ...          16,011           21,491
        Stock-based compensation ......................................................             472              486
        Deferred tax benefit ..........................................................          (5,300)         (12,700)
    Changes in assets and liabilities, net of effects of acquisitions and dispositions-
        Decrease in accounts receivable, net ..........................................          30,573           41,455
        Increase (decrease) in prepaid expenses and other current assets ..............             268           (1,198)
        Decrease in accounts payable and accrued liabilities ..........................          (1,835)         (14,974)
        Net effect of change in deferred barter revenues
           and deferred barter costs ..................................................               5            1,780
        Decrease in other long-term liabilities .......................................            (174)            (562)
        Increase (decrease) in minority interest ......................................             (18)              13
    Payments on program contracts payable .............................................         (15,297)         (21,377)
                                                                                              ---------        ---------
           Net cash flows from operating activities ...................................          42,352           45,790
                                                                                              ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of property and equipment .............................................          (3,411)          (4,103)
    Payments relating to the acquisition of television and radio stations .............        (521,497)          (6,724)
    Equity investments ................................................................              --           (9,148)
    Loans to officers and affiliates ..................................................            (484)            (198)
    Repayments of loans to officers and affiliates ....................................             589              629
    Distributions in Joint Venture ....................................................              --              315
    Deposit received on future sale of broadcasting assets ............................             631               --
                                                                                              ---------        ---------
           Net cash flows used in investing activities ................................        (524,172)         (19,229)
                                                                                              ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from commercial bank financing ...........................................         384,000           49,500
    Repayments of notes payable, commercial bank  financing and capital leases ........         (31,304)         (69,500)
    Payments of costs relating to issuance of Senior Subordinated Notes ...............            (204)              --
    Payment of equity put options premium .............................................            (261)              --
    Dividends paid on Series D Convertible Preferred Stock ............................          (2,588)          (2,588)
    Proceeds from exercise of stock options ...........................................             476               --
    Repayments of notes and capital leases to affiliates ..............................            (771)          (1,328)
                                                                                              ---------        ---------
           Net cash flows from financing activities ...................................         349,348          (23,916)
                                                                                              ---------        ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..................................        (132,472)           2,645
CASH AND CASH EQUIVALENTS, beginning of period ........................................         139,327            3,268
                                                                                              ---------        ---------

CASH AND CASH EQUIVALENTS, end of period ..............................................       $   6,855        $   5,913
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


INTERIM FINANCIAL STATEMENTS

The consolidated financial statements for the three months ended March 31, 1998 and 1999 are unaudited, but in the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations, and cash flows for these periods.

As permitted under the applicable rules and regulations of the Securities and Exchange Commission, these financial statements do not include all disclosures normally included with audited consolidated financial statements, and, accordingly, should be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 1997 and 1998 and for the years then ended. The results of operations presented in the accompanying financial statements are not necessarily representative of operations for an entire year.


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

3.   FINANCIAL INFORMATION BY SEGMENT (IN THOUSANDS):

As of March 31, 1999, the Company consisted of two principal business segments - television broadcasting and radio broadcasting. As of March 31, 1999, the Company owned or provided programming services pursuant to LMAs to 57 television stations located in 37 geographically diverse markets in the continental United States. As of March 31, 1999, the Company owned 51 radio stations in 10 geographically diverse markets. Substantially all revenues represent income from unaffiliated companies.

                                                                                          TELEVISION
                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31
                                                                                --------------------------------
                                                                                   1998                  1999
                                                                                ----------            ----------
Net broadcast revenues .....................................................    $   97,341            $  148,094
Barter revenues ............................................................        10,380                14,264
                                                                                ----------            ----------
Total revenues .............................................................       107,721               162,358
                                                                                ----------            ----------

Station operating expenses .................................................        42,308                65,395
Expense realized from barter arrangements ..................................         9,277                13,105
Depreciation, program amortization and stock-based compensation ............        20,474                30,290
Amortization of intangibles and other assets ...............................        13,141                26,651
                                                                                ----------            ----------

Station broadcast operating income .........................................    $   22,521            $   26,917
                                                                                ==========            ==========

Total assets ...............................................................    $1,904,140            $3,282,258
                                                                                ==========            ==========

Capital expenditures .......................................................    $    2,481            $    3,105
                                                                                ==========            ==========

Payments of program contracts payable ......................................    $   14,437            $   20,727
                                                                                ==========            ==========

                                                                                             RADIO
                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                --------------------------------
                                                                                   1998                  1999
                                                                                ----------            ----------
Net broadcast revenues .....................................................    $   15,290            $   26,372
Barter revenues ............................................................           827                 1,055
                                                                                ----------            ----------
Total revenues .............................................................        16,117                27,427
                                                                                ----------            ----------

Station operating expenses .................................................        11,189                19,452
Depreciation, program amortization and stock-based compensation ............           777                 1,167
Amortization of intangibles and other assets ...............................         2,993                 4,385
                                                                                ----------            ----------

Station broadcast operating income .........................................    $    1,158            $    2,423
                                                                                ==========            ==========

Total assets ...............................................................    $  470,693            $  515,094
                                                                                ==========            ==========

Capital expenditures .......................................................    $      930            $      998
                                                                                ==========            ==========

Payments of program contracts payable ......................................    $      860            $      650
                                                                                ==========            ==========

4.   SUPPLEMENTAL CASH FLOW INFORMATION (IN THOUSANDS):

During the three months ended March 31, 1998 and 1999, the Company made certain cash payments of the following:

                                                                                          THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                     -----------------------------
                                                                                        1998              1999
                                                                                        ----              ----
    Interest payments........................................................        $    38,271       $   46,843
                                                                                     ===========       ==========
    Subsidiary trust minority interest payments..............................        $     5,813       $    5,813
                                                                                     ===========       ==========
    Income tax payments                                                              $       424       $    2,884
                                                                                     ===========       ==========


5.   EARNINGS PER SHARE:

The Company adopted SFAS 128 "Earnings per Share" which requires the disclosure of basic and diluted earnings per share and related computations as follows:

                                                                                        THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                    --------------------------
                                                                                         1998           1999
                                                                                    -----------    -----------
Weighted-average number of common shares......................................           78,768         96,582
Diluted effect of outstanding stock options ..................................            1,790            136
Diluted effect of conversion of preferred shares..............................            7,102            285
                                                                                    -----------    -----------
Weighted-average number of common and common
    equivalent shares outstanding.............................................           87,660         97,003
                                                                                    ===========    ===========

Net loss......................................................................      $    (3,279)   $    (1,615)
Preferred stock dividends payable.............................................           (2,588)        (2,588)
                                                                                    ------------   ------------
Net loss available to common stockholders.....................................      $    (5,867)   $    (4,203)
                                                                                    ============   ============

Basic loss per common share...................................................      $     (0.07)   $     (0.04)
                                                                                    ============   ============

Diluted loss per common share.................................................      $     (0.07)   $     (0.04)
                                                                                    ============   ============


6.   ACQUISITIONS AND DISPOSITIONS:

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

St. Louis Acquisition. In August 1998, the Company entered into an agreement to acquire radio station KXOK-FM in St. Louis, Missouri for a purchase price of $14.1 million in cash. The purchase price is subject to be increased or decreased, depending upon whether or not closing occurs within 210 days of the agreement. The Company expects to close the purchase upon FCC approval.

STC Disposition. In March 1999, the Company entered into an agreement to sell to Sunrise Television Corporation ("STC") the television stations WICS-TV in the Springfield, Illinois market and KGAN-TV in the Cedar Rapids, Iowa market (the "STC Disposition"). In addition, the Company agreed to sell the Non-License Assets and rights to program WICD-TV in the Springfield, Illinois market. STC agreed to pay $81.0 million for the television stations and the programming rights. In April 1999, the Justice Department requested additional information in response to STC's filing under the Hart-Scott-Rodino Antitrust Improvements Act. The sale of these stations by Sinclair to STC has been delayed pending the resolution of the questions asked by the Justice Department.


7.   INTEREST RATE DERIVATIVE AGREEMENTS:

As of March 31, 1999, the Company had several interest rate swap agreements which expire from July 7, 1999 to July 15, 2007. The swap agreements set rates in the range of 5.5% to 8.1%. Floating interest rates are based upon the three-month London Interbank Offered Rate (LIBOR) rate, and the measurement and settlement is performed quarterly. Settlements of these agreements are recorded as adjustments to interest expense in the relevant periods. The notional amounts related to these agreements were $920 million at March 31, 1999, and decrease to $200 million through the expiration dates. In addition, the Company has entered into floating rate derivatives with notional amounts totaling $450 million. Based on the Company's currently hedged position, $1.7 billion or 73% of the Company's outstanding indebtedness is hedged.

The Company has no intentions of terminating these instruments prior to their expiration dates unless it were to prepay a portion of its bank debt. The counter parties to these agreements are international financial institutions. The Company estimates the fair value of these instruments at March 31, 1999 to be $3.5 million. The fair value of the interest rate hedging derivative instruments is estimated by obtaining quotations from the financial institutions, which are a party to the Company's derivative contracts (the "Banks"). The fair value is an estimate of the net amount that the Company would pay at March 31, 1999 if the contracts were transferred to other parties or canceled by the Banks.


8.   TREASURY OPTION DERIVATIVE INSTRUMENT:

In August 1998, the Company entered into a treasury option derivative contract (the "Option Derivative"). The Option Derivative contract provides for 1) an option exercise date of September 30, 2000, 2) a notional amount of $300 million and 3) a five-year treasury strike rate of 6.14%. If the interest rate yield on five-year treasury securities is less than the strike rate on the option exercise date, the Company would be obligated to pay five consecutive annual payments in an amount equal to the strike rate less the five-year treasury rate multiplied by the notional amount beginning September 30, 2001 through September 30, 2006. If the interest rate yield on five-year treasury securities is greater than the strike rate on the option exercise date, the Company would not be obligated to make any payments.

Upon the execution of the Option Derivative contract in 1998, the Company received a cash payment representing an option premium of $9.5 million which was recorded in "Other long-term liabilities" in the accompanying balance sheets. The Company is required to periodically adjust its liability to the present value of the future payments of the settlement amounts based on the forward five-year treasury rate at the end of an accounting period. The fair market value adjustment for the three months ended March 31, 1999 resulted in an income statement benefit (unrealized gain) of $7.1 million.

9.   SUBSEQUENT EVENTS:

Barnstable Disposition. In April 1999, the Company entered into an agreement to sell to Barnstable Broadcasting, Inc. ("Barnstable") radio stations WFOG-FM and WGH-AM/FM serving the Norfolk, Virginia market (the "Barnstable Disposition"). The stations are being sold to Barnstable for a sales price of $23.7 million and the Company expects to close the transaction during the third quarter of 1999, subject to FCC and DOJ approval.

Guy Gannett Acquisition. In September 1998, the Company agreed to acquire from Guy Gannett Communications ("Guy Gannett") its television broadcasting assets for a purchase price of $317 million in cash (the "Guy Gannett Acquisition"). In September 1998, the Company entered into an agreement to sell the Guy Gannett television station WOKR-TV in Rochester, New York to the Ackerley Group, Inc. ("Ackerley") for a sales price of $125 million (the "Ackerley Disposition"). In April 1999, the Company closed on the purchase of WOKR-TV and simultaneously completed the sale of WOKR-TV to Ackerley. Also in April 1999, the Company closed on the purchase of WGME-TV in Portland, Maine, WGGB-TV in Springfield, Massachusetts, and WTWC-TV in Tallahassee, Florida making cash payments totaling $115.7 million including the acquisition of working capital. The Company financed these acquisitions through a combination of bank borrowings and proceeds from the CCA Disposition described below. As of the date of this report, the remaining purchase price due Guy Gannett upon closing the remainder of the assets to be purchased is approximately $81.0 million. As mentioned above the Company intends to sell the remaining Guy Gannett assets to STC for a sales price of $81.0 million.

CCA Disposition. In February 1999, the Company entered into an agreement to sell to Communications Corporation of America ("CCA") the non-license assets of KETK-TV and KLSB-TV in Tyler-Longview, Texas for a sales price of $36 million (the "CCA Disposition"). In addition, CCA has an option to acquire the license assets of KETK-TV for an option purchase price of $2 million. In April 1999, the Company closed on the sale of the Non-License assets for $36 Million and expects to close on the license assets of KETK-TV when CCA receives FCC approval.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following information should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this Quarterly Report and the audited financial statements and Management's Discussion and Analysis contained in the Company's Form 10-K, as amended, for the fiscal year ended December 31, 1998.

The matters discussed in this report include forward-looking statements. When used in this report, the words "intends to," "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to a number of risks and uncertainties. Actual results in the future could differ materially and adversely from those described in the forward-looking statements as a result of various important factors, including the impact of changes in national and regional economies, successful integration of acquired television and radio stations (including achievement of synergies and cost reductions), pricing fluctuations in local and national advertising, volatility in programming costs, the availability of suitable acquisitions on acceptable terms and the other risk factors set forth in the Company's prospectus filed with the Securities and Exchange Commission on April 19, 1998, pursuant to rule 424(b)(5). The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

The following table sets forth certain operating data for comparison of the three months ended March 31, 1998 and 1999:

OPERATING DATA (dollars in thousands):
--------------------------------------------------------------------------------

                                                                                            THREE MONTHS
                                                                                           ENDED MARCH 31,
                                                                                -----------------------------------
                                                                                   1998                      1999
                                                                                ---------                 ---------
Net broadcast revenues (a) ..............................................       $ 112,631                 $ 174,466
Barter revenues .........................................................          11,207                    15,319
                                                                                ---------                 ---------
Total revenues ..........................................................         123,838                   189,785
                                                                                ---------                 ---------

Operating costs (b) .....................................................          53,497                    84,847
Expenses from barter arrangements .......................................           9,277                    13,105
Depreciation and amortization (c) .......................................          37,385                    62,493
Interest expense ........................................................          27,371                    43,190
Subsidiary trust minority interest expense (d) ..........................           5,813                     5,813
Interest and other income ...............................................           1,426                     1,118
Unrealized gain of derivative instrument ................................              --                     7,100
                                                                                ---------                 ---------
Loss before income tax benefit ..........................................          (8,079)                  (11,445)
Income tax benefit ......................................................           4,800                     9,830
                                                                                ---------                 ---------
Net loss ................................................................       $  (3,279)                $  (1,615)
                                                                                =========                 =========

Net loss available to common stockholders ...............................       $  (5,867)                $  (4,203)
                                                                                =========                 =========

BROADCAST CASH FLOW (BCF) DATA:
       Television BCF (e) ...............................................       $  45,787                 $  67,351
       Radio BCF (e) ....................................................           4,586                     7,890
                                                                                ---------                 ---------
       Consolidated BCF (e) .............................................       $  50,373                 $  75,241
                                                                                =========                 =========
       Television BCF margin (f) ........................................            47.0%                     45.5%
       Radio BCF margin (f) .............................................            29.9%                     29.9%
       Consolidated BCF margin (f) ......................................            44.7%                     43.1%

                                                                                            THREE MONTHS
                                                                                           ENDED MARCH 31,
                                                                                -----------------------------------
                                                                                   1998                      1999
                                                                                ---------                 ---------
OTHER DATA:
       Adjusted EBITDA (g) ..............................................       $  45,767                  $  70,456
       Adjusted EBITDA margin (f) .......................................            40.6%                      40.4%
       After tax cash flow (h) ..........................................       $  10,207                  $  16,999
       Program contract payments ........................................          15,297                     21,377
       Corporate expenses ...............................................           4,606                      4,785
       Capital expenditures .............................................           3,411                      4,103
       Cash flows from operating activities .............................          42,352                     45,790
       Cash flows from investing activities .............................        (524,172)                   (19,229)
       Cash flows from financing activities .............................         349,348                    (23,916)


----------
a) "Net broadcast revenue" is defined as broadcast revenue net of agency commissions.

b) "Operating costs" include program and production expenses and selling, general and administrative expenses.

c) Depreciation and amortization includes amortization of program contract costs and net realizable value adjustments, depreciation and amortization of property and equipment, stock based compensation, and amortization of acquired intangible broadcasting assets and other assets including amortization of deferred financing costs.

d) Subsidiary trust minority interest expense represents distributions on the HYTOPS.

e) "Broadcast cash flow" is defined as broadcast operating income plus corporate overhead expense, stock-based compensation, depreciation and amortization (including film amortization), less cash payments for program rights. Cash program payments represent cash payments made for current programs payable and do not necessarily correspond to program usage. The Company has presented broadcast cash flow data, which the Company believes are comparable to the data provided by other companies in the industry, because such data are commonly used as a measure of performance for broadcast companies. However, broadcast cash flow does not purport to represent cash provided by operating activities as reflected in the Company's consolidated statements of cash flows, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. Management believes the presentation of broadcast cash flow
     (BCF) is relevant and useful because 1) BCF is a measurement utilized by lenders to measure the Company's ability to service its debt, 2) BCF is a measurement utilized by industry analysts to determine a private market value of the Company's television and radio stations and 3) BCF is a measurement industry analysts utilize when determining the operating performance of the Company.

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

h) "After tax cash flow" is defined as net income (loss) available to common shareholders plus stock-based compensation, depreciation and amortization (excluding film amortization), and the deferred tax provision (or minus the deferred tax benefit). After tax cash flow is presented here not as a measure of operating results and does not purport to represent cash provided by operating activities. After tax cash flow should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. Management believes the presentation of after tax cash flow (ATCF) is relevant and useful because 1) ATCF is a measurement utilized by lenders to measure the Company's ability to service its debt, 2) ATCF is a measurement utilized by industry analysts to determine a private market value of the Company's television and radio stations and 3) ATCF is a measurement analysts utilize when determining the operating performance of the Company.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 AND 1998.

Net broadcast revenues increased to $174.5 million for the three months ended March 31, 1999 from $112.6 million for the three months ended March 31, 1998, or 55.0%. The increase in net broadcast revenues for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998 comprised $58.6 million related to the acquisition of television and radio stations and LMA transactions consummated by the Company in 1998 (collectively, the "1998 Acquisitions") and $3.3 million related to an increase in revenue on a same station basis, representing a 3.1% increase over the prior year's first quarter net broadcast revenue for those stations. The increase in revenue on a same station basis is primarily related to an increase in local advertising revenue.

Total operating costs increased to $84.8 million for the three months ended March 31, 1999 from $53.5 million for the three months ended March 31, 1998 or 58.5%. The increase in expenses for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998 comprised $30.3 million related to the 1998 Acquisitions and $1.0 million related to an increase of 2.2% in operating costs on a same station basis.

Depreciation and amortization increased $25.1 million to $62.5 million for the three months ended March 31, 1999 from $37.4 million for the three months March 31, 1998. The increase in depreciation and amortization is related to fixed asset and intangible asset additions associated with businesses acquired during 1998.

Broadcast operating income increased $5.6 million to $29.3 million for the three months ended March 31, 1999, from $23.7 million for the three months ended March 31, 1998, or 23.6%. The net increase in broadcast operating income for the three months ended March 31, 1999 as compared to the year ended March 31, 1998 was primarily attributable to the 1998 Acquisitions.

Interest expense increased to $43.2 million for the three months ended March 31, 1999 from $27.4 million for the three months ended March 31, 1998, or 57.7%. The increase in interest expense resulted from indebtedness incurred to finance the 1998 Acquisitions.

Income tax benefit increased to $9.8 million for the three months ended March 31, 1999 from $4.8 million for the three months ended March 31, 1998. The increase in income tax benefit for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998 primarily related to the increase in pre-tax loss for the three months ended March 31, 1999. The Company's effective tax rate increased to 85.9% for the three months ended March 31, 1999 from 59.4% for the three months ended March 31, 1998. The Company's increase in its effective tax rate during the period primarily resulted from an increase in permanent differences between taxable income and book income projected for 1999, as compared to 1998.

Net loss for the three months ended March 31, 1999 was $1.6 million or $0.04 per share compared to net loss of $3.3 million or $0.07 per share for the three months ended March 31, 1998. Net loss decreased for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998 due to an increase in total revenues, the recognition of an unrealized gain on the treasury option derivative instrument and an increase in the benefit for income taxes, partially offset by an increase in operating expenses, depreciation, amortization and interest expense.

The net deferred tax liability decreased to $152.8 million as of March 31, 1999 from $165.5 million at December 31, 1998. Accordingly, the increase in the Company's current net deferred tax asset as of March 31, 1999 as compared to December 31, 1998 primarily resulted from the anticipation that the pre-tax loss and related current deferred tax asset recorded for the first quarter of 1999 will be used to offset future taxable income during the current year.

Broadcast cash flow increased to $75.2 million for the three months ended March 31, 1999 from $50.4 million for the three months ended March 31, 1998, or 49.2%. The increase in broadcast cash flow for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998 primarily resulted from the 1998 Acquisitions and an increase in net broadcast revenue on a same station basis. The Company's Broadcast Cash

Flow Margin decreased to 43.1% for the three months ended March 31, 1999 from 44.7% for the three months ended March 31, 1998. This decrease in Broadcast Cash Flow Margin primarily resulted from a slight increase in operating expenses compared to the current period's increase in net broadcast revenue.

Adjusted EBITDA increased to $70.5 million for the three months ended March 31, 1999 from $45.8 million for the three months ended March 31, 1998, or 53.9%.

The increase in Adjusted EBITDA for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998 primarily resulted from the 1998 Acquisitions and an increase in net broadcast revenue on a same station basis. The Company's Adjusted EBITDA Margin decreased to 40.4% for the three months ended March 31, 1999 from 40.6% for the three months ended March 31, 1998.

After Tax Cash Flow increased to $17.0 million for the three months ended March 31, 1999 from $10.2 million for the three months ended March 31, 1998, or 66.7%. The increase in After Tax Cash Flow for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998 primarily resulted from the 1998 Acquisitions and internal growth, offset by interest expense on the debt incurred to consummate the 1998 Acquisitions.


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are cash provided by operations and availability under the 1998 Bank Credit Agreement. As of March 31, 1999, the
Company had $5.9 million in cash balances and net working capital of approximately $38.7 million. As of March 31, 1999, the remaining balance available under the Revolving Credit Facility was $204.5 million. Based on pro forma trailing cash flow levels for the twelve months ended March 31, 1999, the Company had approximately $93.3 million available of current borrowing capacity under the Revolving Credit Facility. The 1998 Bank Credit Agreement also provides for an incremental term loan commitment in the amount of up to $400 million which can be utilized upon approval by the Agent bank and the raising of sufficient commitments from banks to fund the additional loans.

As of May 4, 1999 the Company has current acquisition commitments of approximately $23.4 million net of proceeds totaling $104.7 million anticipated from the sale of television stations related to the 1999 STC Disposition and the Barnstable Disposition (collectively, the "Pending Transactions"). The Company announced in the fourth quarter of 1998 that it intended to enter into agreements to sell selected television and radio stations not central to its business strategy. Also as of May 4, 1999, in addition to the Pending Transactions, the Company was actively planning to sell an additional $35 million in properties. The Company intends to evaluate whether further divestitures are appropriate after completing these sales. Except as described below, the Company anticipates that funds from operations, existing cash balances, the availability of the Revolving Credit Facility under the 1998 Bank Credit Agreement and the proceeds from the sale of certain stations will be sufficient to meet its working capital requirements, capital expenditure commitments, debt service requirements and current acquisition commitments.

In April 1999, the Company closed on the acquisition of all but three stations from Guy Gannett. The Company is required to complete the acquisition of these stations at an acquisition price of approximately $81.0 million by no later than July 30, 1999 (July 5, 1999 under certain circumstances) and the Company will be required to pay damages if the closing does not occur by that date. The Company has agreed to sell these stations to STC for approximately $81.0 million in the STC Disposition and will purchase the stations as soon as STC can acquire the stations. In April 1999, the Justice Department requested additional information in response to STC's filing under the Hart-Scott-Rodino Antitrust Improvements Act. The sale of the stations to STC has been delayed pending resolution of the questions raised by the Justice Department. The Company estimates that, if it is unable to complete the STC Disposition, the Company would have to raise approximately

$40 million from dispositions of other stations, or raise approximately $20 million from the issuance of common or preferred stock, in order to acquire the remaining stations from Guy Gannett and remain in compliance with covenants under its bank credit agreement.

On April 19, 1999, the Company entered into an agreement (the "ATC Agreement") with American Tower Corporation, an independent owner, operator and developer of broadcast and wireless communication sites in the United States. Under the agreement, the Company will provide American Tower access to tower sites in eleven of the Company's markets including Nashville, TN, Dayton, OH, Richmond, Va., Mobile, AL, Pensacola, Fla., San Antonio, TX, and Syracuse, NY. American Tower will construct new towers in each of these markets and will lease space on the towers to the Company. This will provide the Company the additional tower capacity required to develop its digital television transmission needs in these markets at an initial capital outlay lower than would be required if the Company constructed these towers itself. The terms of future leases are still being negotiated with American Tower Corporation. If the Company and American Tower cannot agree on the terms and conditions of the new master lease that will govern the landlord/tenant relationship between the parties, neither party will have any obligation to the other under the ATC Agreement, which will then become a nullity.

Net cash flows from operating activities increased to $45.8 million for the three months ended March 31, 1999 from $42.4 million for the three months ended March 31, 1998. The Company made income tax payments of $2.9 million for the three months ended March 31, 1999 as compared to $0.4 million for the three months ended March 31, 1998. The Company made interest payments on outstanding indebtedness and payments for subsidiary minority interest expense totaling $52.7 million during the three months ended March 31, 1999 as compared to $44.1 million for the three months ended March 31, 1998. Additional interest payments for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998 primarily related to additional interest costs on indebtedness incurred to finance businesses acquired during 1998. Program rights payments increased to $21.4 million for the three months ended March 31, 1999 from $15.3 million for the three months ended March 31, 1998. This increase in program rights payments comprised $4.9 million related to the 1998 Acquisitions and $1.2 million related to an increase in programming costs on a same station basis, which increased 7.8%.

Net cash flows used in investing activities decreased to $19.2 million for the three months ended March 31, 1999 from $524.2 million for the three months ended March 31, 1998. For the three months ended March 31, 1999, the Company made cash payments of approximately $6.7 million related to the acquisition of television and radio broadcast assets. During the three months ended March 31, 1999, the Company made equity investments in broadcast television related businesses of approximately $9.1 million. The Company made payments for property and equipment of $4.1 million for the three months ended March 31, 1999. The Company expects that expenditures for property and equipment will increase for the year ended December 31, 1999 over prior years as a result of a larger number of stations owned by the Company. In addition, the Company anticipates that future requirements for capital expenditures will include capital expenditures incurred during the ordinary course of business and additional strategic station acquisitions and equity investments if suitable investments can be identified on acceptable terms.

The Company used $23.9 million for financing activities for the three months ended March 31, 1999 and was provided $349.3 million by financing activities for the three months ended March 31, 1998. During the three months ended March 31, 1999, the Company repaid $12.5 million and $57 million under the 1998 Bank Credit Agreement Revolving Credit Facility and Term Loan Facility, respectively. In addition, the Company utilized borrowings under the Revolving Credit Facility of $49.5 million during the period.


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

The contingency plan involves obtaining alternative sources if existing sources of these goods and services are not available. Although the contingency plan is designed to reduce the impact of disruptions from these sources, there is no assurance that the plan will avoid material disruptions in the event one or more of these events occur.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As noted above, the Company's net loss for the three months ended March 31, 1999 included recognition of a gain of $7.1 million on a treasury option derivative instrument. Upon execution of the treasury option derivative instrument during 1998, the Company received a cash payment of $9.5 million. The treasury option derivative instrument will require the Company to make five annual payments equal to the difference between 6.14% minus the interest rate yield on five-year treasury securities on September 30, 2000 times the $300 million notional amount of the instrument. If the yield on five-year treasuries is equal to or greater than 6.14% on September 30, 2000, the Company will not be required to make any payment under the terms of this instrument. If the rate is below 6.14% on that date, the Company will be required to make payments, as described above, and the size of the payment will increase as the rate goes down. For each accounting period, the Company recognizes an unrealized gain on loss equal to the change in the projected liability under this arrangement based on interest rates as of the end of the period. The gain recognized for the three months ended March 31, 1999 reflects an adjustment of the Company's liability under this instrument, which was $11.3 million as of March 31, 1999, to the present value of future payments based on the eighteen-month forward five-year treasury rate as of March 31, 1999. If the forward rate for five-year treasury notes issued on September 30, 2000 were to equal the eighteen-month forward five-year treasury rate on March 31, 1999
(5.46%), Sinclair would be required to make five annual payments of approximately $2.0 million each. If the yield on five-year treasuries declines further in periods before September 30, 2000, Sinclair will be required to recognize further losses. In any event, Sinclair will not be required to make any payments until September 30, 2000.

PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A)   EXHIBITS

27   Financial Data Schedule

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized in the city of Baltimore, Maryland on the 10th day of May, 1999.

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