Form 10-Q
period 1999-06-30
SINCLAIR BROADCAST GROUP INC
filed 1999-08-16
CIK 912752

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     (Mark One)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              [X]  SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended June 30, 1999

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

                              10706 BEAVER DAM ROAD
                          COCKEYSVILLE, MARYLAND 21030
                    (Address of principal executive offices)

                                 (410) 568-1500
              (Registrant's telephone number, including area code)

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

                                  Yes [X] No[ ]

As of July 28, 1999, there were 47,995,802 shares of Class A Common Stock, $.01 par value; 48,514,697 shares of Class B Common Stock, $.01 par value; 87,818 shares of Series B Preferred Stock, $.01 par value, convertible into 638,677 shares of Class A Common Stock; and 3,450,000 shares of Series D Preferred
Stock, $.01 par value, convertable into 7,561,644 shares of Class A Common Stock; of the Registrant issued and outstanding.

In addition, 2,000,000 shares of $200 million aggregate liquidation value 11 5/8% High Yield Trust Offered Preferred Securities of Sinclair Capital, a subsidiary trust of Sinclair Broadcast Group, Inc. are issued and outstanding.

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES

                                    Form 10-Q
                       For the Quarter Ended June 30, 1999

                                TABLE OF CONTENTS

                                                                                       Page
                                                                                       ----
PART I. FINANCIAL INFORMATION

    Item 1.  Consolidated Financial Statements

        Consolidated Balance Sheets as of December 31, 1998 and
               June 30, 1999.........................................................     3

        Consolidated Statements of Operations for the Three Months and Six Months
               Ended June 30, 1998 and 1999..........................................     4

        Consolidated Statement of Stockholders' Equity for the Six Months
               Ended June 30, 1999...................................................     5

        Consolidated Statements of Cash Flows for the Six Months
               Ended June 30, 1998 and 1999..........................................     6

        Notes to Unaudited Consolidated Financial Statements.........................     7

    Item 2.  Management's Discussion and Analysis of
        Financial Condition and Results of Operations................................    12

PART II.  OTHER INFORMATION

    Item 4.  Submission of Matters to a Vote of Security Holders.....................    20

    Item 6.  Exhibits and Reports on Form 8-K........................................    20

        Signature....................................................................    21


                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                            DECEMBER 31,          JUNE 30,
                                         ASSETS                                                 1998                1999
                                                                                           ---------------      -------------
CURRENT ASSETS:
    Cash ...............................................................................      $    3,268        $      9,599
    Accounts receivable, net of allowance for doubtful accounts.........................         196,880             188,383
    Current portion of program contract costs...........................................          60,795              36,011
    Prepaid expenses and other current assets...........................................           5,542               6,960
    Deferred barter costs...............................................................           5,282               6,507
    Broadcast assets held for sale......................................................          33,747              25,743
    Deferred tax asset                                                                            19,209              16,450
                                                                                           -------------        ------------
           Total current assets.........................................................         324,723             289,653

PROGRAM CONTRACT COSTS, less current portion............................................          45,608              31,435
LOANS TO OFFICERS AND AFFILIATES........................................................          10,041               9,372
PROPERTY AND EQUIPMENT, net.............................................................         280,391             289,774
OTHER ASSETS                                                                                      93,404             119,037
ACQUIRED INTANGIBLE BROADCASTING ASSETS, net............................................       3,100,415           3,119,941
                                                                                           -------------        ------------
    Total Assets........................................................................   $   3,854,582        $  3,859,212
                                                                                           =============        ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable....................................................................   $       18,065       $     16,419
    Accrued liabilities.................................................................           96,350             86,806
    Current portion of long-term liabilities-

        Notes payable and commercial bank financing.....................................           50,007             56,250
        Notes and capital leases payable to affiliates..................................            4,063              4,858
        Program contracts payable.......................................................           94,780             79,695
    Deferred barter revenues............................................................            5,625              7,258
                                                                                           --------------       ------------
           Total current liabilities....................................................          268,890            251,286
LONG-TERM LIABILITIES:
    Notes payable and commercial bank financing.........................................        2,254,108          2,303,508
    Notes and capital leases payable to affiliates......................................           19,043             28,761
    Program contracts payable...........................................................           74,802             53,672
    Deferred tax liability..............................................................          184,736            184,736
    Other long-term liabilities.........................................................           33,361             19,729
                                                                                           --------------       ------------
           Total liabilities............................................................        2,834,940          2,841,692
                                                                                           --------------       ------------
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES..........................................            3,599              3,592
                                                                                           --------------       ------------
COMPANY OBLIGATED MANDATORILY REDEEMABLE SECURITIES OF SUB-
    SIDIARY TRUST HOLDING SOLELY KDSM SENIOR DEBENTURES.................................          200,000            200,000
                                                                                           --------------       ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
    Series B Preferred stock, $.01 par value, 10,000,000 shares authorized and 39,581
        and 87,818 shares issued and outstanding, respectively..........................               -                   1
    Series D Preferred stock, $.01 par value, 3,450,000 shares authorized, issued
        and outstanding.................................................................               35                 35
    Class A Common stock, $.01 par value, 100,000,000 and 500,000,000 shares authorized
        and 47,445,731 and 47,786,608 shares issued and outstanding, respectively.......              474                478
    Class B Common stock, $.01 par value, 35,000,000 and 140,000,000 shares authorized
        and 49,075,428 and 48,560,231 shares issued and outstanding.....................              491                486
    Additional paid-in capital..........................................................          768,648            771,047
    Additional paid-in capital - equity put options.....................................          113,502            113,502
    Additional paid-in capital - deferred compensation..................................           (7,616)            (6,644)
    Accumulated deficit.................................................................          (59,491)           (64,977)
                                                                                           --------------       ------------
           Total stockholders' equity...................................................
                                                                                                  816,043            813,928
                                                                                           --------------       ------------
           Total Liabilities and Stockholders' Equity...................................   $    3,854,582       $  3,859,212
                                                                                           ==============       ============

              The accompanying notes are an integral part of these
                       unaudited consolidated statements.

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                               THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                                    JUNE 30,                       JUNE 30,
                                                                              1998            1999           1998           1999
                                                                           ------------    -----------    -----------    -----------
REVENUES:
    Station broadcast revenues, net of agency commissions...............  $   153,634     $  211,499     $  266,265     $   385,965
    Revenues realized from station barter arrangements..................       13,892         16,504         25,099          31,823
                                                                          -----------     ----------     ----------     -----------
           Total revenues...............................................      167,526        228,003        291,364         417,788
                                                                          -----------     ----------     ----------     -----------
OPERATING EXPENSES:
    Program and production..............................................       30,256         44,434         56,068          86,304
    Selling, general and administrative.................................       32,023         44,355         59,708          87,332
    Expenses realized from station barter arrangements..................       11,685         13,892         20,962          26,997
    Amortization of program contract costs and net
        realizable value adjustments....................................       14,532         18,480         30,543          39,971
    Stock-based compensation............................................          899            969          1,371           1,905
    Depreciation and amortization of property and equipment.............        5,498          8,877         10,266          17,907
    Amortization of acquired intangible broadcasting assets,
        non-compete and consulting agreements and other assets..........       19,037         32,535         35,171          63,571
                                                                          -----------     ----------     ----------     -----------
           Total operating expenses.....................................      113,930        163,542        214,089         323,987
                                                                          -----------     ----------     ----------     -----------
           Broadcast operating income...................................       53,596         64,461         77,275          93,801
                                                                          -----------     ----------     ----------     -----------

OTHER INCOME (EXPENSE):
    Interest and amortization of debt discount expense..................      (27,530)       (44,088)       (54,901)        (87,278)
    Subsidiary trust minority interest expense..........................       (5,813)        (5,813)       (11,625)        (11,625)
    Interest income.....................................................        1,900            822          3,217           1,603
    Gain on sale of broadcast assets....................................        5,238              -          5,238               -
    Unrealized gain on derivative
    instrument.............................................                         -          4,486              -          11,586
    Other income (expense)..............................................           (4)           (34)           104             302
                                                                          -----------     ----------     ----------     -----------
           Income before income tax provision...........................       27,387         19,834         19,308           8,389

INCOME TAX PROVISION....................................................      (17,200)       (18,530)       (12,400)         (8,700)
                                                                          -----------     ----------     ----------     -----------
NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEM.............................       10,187          1,304          6,908            (311)
EXTRAORDINARY ITEM:
    Loss on early extinguishment of debt net of related income tax
        benefit of $7,370...............................................      (11,063)             -        (11,063)             -
                                                                          -----------     ----------     ----------     -----------
NET INCOME (LOSS).......................................................  $      (876)     $   1,304       $ (4,155)       $   (311)
                                                                          ===========     ==========       =========       =========
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS...............................  $    (3,463)     $  (1,283)      $ (9,330)       $ (5,486)
                                                                          ===========     ===========      =========       =========
Basic income (loss) per share before extraordinary item.................  $       .08      $    (.01)      $    .02        $   (.06)
                                                                          ===========     ===========      =========       =========
Basic loss per common share.............................................  $      (.04)     $    (.01)      $   (.10)       $   (.06)
                                                                          ===========     ==========       =========       =========
Basic weighted average common shares outstanding........................       96,889         96,371         91,480          96,474
                                                                          ===========     ==========       =========       =========
Diluted income (loss) per share before extraordinary item...............  $       .08      $    (.01)     $     .02       $    (.06)
                                                                          ===========     ===========     =========       =========
Diluted loss per common share...........................................  $      (.04)     $    (.01)     $    (.10)      $    (.06)
                                                                          ===========     ==========      =========       =========
Diluted weighted average common and common equivalent shares
    outstanding.........................................................       99,242         97,026         93,645          97,133
                                                                          ===========     ==========      =========       =========

              The accompanying notes are an integral part of these
                       unaudited consolidated statements.

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                 (IN THOUSANDS)

                                                                                                                    ADDITIONAL
                                                                                                                     PAID-IN
                                               SERIES B     SERIES D       CLASS A      CLASS B      ADDITIONAL      CAPITAL -
                                              PREFERRED     PREFERRED      COMMON       COMMON        PAID-IN       EQUITY PUT
                                                STOCK         STOCK         STOCK        STOCK        CAPITAL         OPTIONS
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, December 31, 1998                    $        -    $       35    $     474       $  491        $768,648    $   113,502
    Class B Common Stock converted
        into Class A Common Stock.......               -             -            5           (5)              -              -
    Series B Preferred Stock converted
        into Class A Common Stock.......               -             -            2             -             (2)             -
    Class A Common Shares converted
        to Series B Preferred Shares.....              1             -           (6)            -              5              -
    Dividends payable on Series D
        Preferred Stock..................              -             -            -            -               -              -
    Class A Common Stock shares
        issued pursuant to employee
        benefit plans....................              -             -            3            -           2,396              -
    Amortization of deferred
        compensation.....................              -             -            -            -               -              -
    Net loss.............................              -             -            -            -               -              -
                                            -----------------------------------------------------------------------------------
BALANCE, June 30, 1999...................   $          1    $       35   $      478       $  486        $771,047      $ 113,502
                                            ===================================================================================


                                               ADDITIONAL
                                                PAID-IN
                                                 CAPITAL -                            TOTAL
                                                 DEFERRED         ACCUMULATED     STOCKHOLDERS'
                                               COMPENSATION         DEFICIT           EQUITY
                                             --------------------------------------------------
BALANCE, December 31, 1998                    $     (7,616)        $  (59,491)    $     816,043
    Class B Common Stock converted
        into Class A Common Stock.......                 -                  -                 -
    Series B Preferred Stock converted
        into Class A Common Stock.......                 -                  -                 -
    Class A Common Shares converted
        to Series B Preferred Shares....                 -                  -                 -
    Dividends payable on Series D
        Preferred Stock.................                 -             (5,175)           (5,175)
    Class A Common Stock shares
        issued pursuant to employee
        benefit plans...................                 -                  -             2,399
    Amortization of deferred
        compensation....................               972                  -               972
    Net loss............................                 -               (311)             (311)
                                              -------------------------------------------------

BALANCE, June 30, 1999..................      $     (6,644)       $   (64,977)      $   813,928
                                              =================================================


              The accompanying notes are an integral part of these
                       unaudited consolidated statements.

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                  SIX MONTHS ENDED
                                                                                                      JUNE 30,
                                                                                                1998             1999
                                                                                            ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss........................................................................        $     (4,155)     $      (311)
    Adjustments to reconcile net loss to net cash flows from operating activities-
        Extraordinary loss on early extinguishment of debt..........................              18,433                -
        Gain on sale of broadcast assets............................................              (5,238)               -
        Unrealized gain on derivative instrument....................................                   -          (11,586)
        Amortization of debt discount...............................................                  49               49
        Depreciation and amortization of property and equipment.....................              10,266           17,907
        Amortization of acquired intangible broadcasting assets,
           non-compete and consulting agreements and other assets...................              35,171           63,571
        Amortization of program contract costs and net realizable value adjustments.              30,543           39,971
        Stock-based compensation....................................................               1,371              972
        Deferred tax provision .....................................................               2,030            2,759
    Changes in assets and liabilities, net of effects of acquisitions and dispositions-
        Decrease in accounts receivable, net........................................               1,465           9,795
        Decrease (increase) in prepaid expenses and other current assets............               3,288            (817)
        Increase (decrease) in accounts payable and accrued liabilities.............               5,094          (6,382)
        Net effect of change in deferred barter revenues
           and deferred barter costs................................................                 (66)            (47)
        Decrease in other long-term liabilities.....................................                (247)         (2,046)
        Decrease in minority interest...............................................                 (36)             (7)
    Payments on program contracts payable...........................................             (30,465)        (41,326)
                                                                                            ------------     -----------
        Net cash flows from operating activities....................................              67,503          72,502
                                                                                            ------------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of property and equipment...........................................              (8,299)        (11,570)
    Payments for acquisition of television and radio stations.......................            (874,855)       (127,366)
    Loans to officers and affiliates................................................              (1,021)           (443)
    Equity interest investments.....................................................                    -         (9,349)
    Repayments of loans to officers and affiliates..................................               1,381           1,112
      Distributions from Joint Venture..............................................                 608             324
      Proceeds from sale of broadcasting assets.....................................             233,858          35,911
    Payments relating to future acquisitions........................................                   -          (2,913)
                                                                                            ------------     -----------
           Net cash flows used in investing activities............................              (648,328)       (114,294)
                                                                                            ------------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from notes payable, commercial bank financing and capital leases.......           1,397,000         154,500
    Repayments of notes payable, commercial bank  financing and capital leases......            (954,125)        (98,899)
    Payments of costs relating to commercial bank financing.........................             (10,863)              -
      Proceeds from issuance of stock related to compensation plans.................               1,388               -
      Net proceeds from issuance of Class A Common Stock............................             335,235               -
    Dividends paid on Series D Convertible Preferred Stock..........................              (5,175)         (5,175)
      Payment of equity put option premium..........................................                (528)              -
    Repayments of notes and capital leases to affiliates............................              (1,301)         (2,303)
                                                                                            ------------     -----------

           Net cash flows from financing activities.................................             761,631          48,123
                                                                                            ------------     -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS...........................................             180,806           6,331
CASH AND CASH EQUIVALENTS, beginning of period......................................             139,327           3,268
                                                                                            ------------     -----------
CASH AND CASH EQUIVALENTS, end of period............................................        $    320,133     $     9,599
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

INTERIM FINANCIAL STATEMENTS

The consolidated financial statements for the six months ended June 30, 1998 and 1999 are unaudited, but in the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial position and results of operations, and cash flows for these periods.

As permitted under the applicable rules and regulations of the Securities and Exchange Commission, these financial statements do not include all disclosures normally included with audited consolidated financial statements, and, accordingly, should be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 1997, and 1998 and for the years then ended. The results of operations presented in the accompanying financial statements are not necessarily representative of operations for an entire year.

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

3.    FINANCIAL INFORMATION BY SEGMENT (IN THOUSANDS):

As of June 30, 1999, the Company consisted of two principal business segments - television broadcasting and radio broadcasting. As of the date hereof, the Company owns or provides programming services pursuant to LMAs to 56 television stations located in 36 geographically diverse markets in the continental United States. The Company owns or provides programming services pursuant to JSAs to 54 radio stations in 10 geographically diverse markets. Substantially all revenues represent income from unaffiliated companies.


                                                                            TELEVISION                    TELEVISION
                                                                        THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                             JUNE 30,                      JUNE 30,
                                                                        1998           1999          1998           1999
                                                                        ----           ----          ----           ----
Net broadcast revenues............................................  $   128,418   $    175,261    $  225,759    $   323,355
Barter revenues...................................................       12,911         15,360        23,291         29,624
                                                                    -----------    -----------    ----------    -----------
Total revenues....................................................      141,329        190,621       249,050        352,979
                                                                    -----------    -----------    ----------    -----------
Operating expenses................................................       46,486         66,463        88,794        131,858
Expenses realized from barter arrangements........................       11,685         13,892        20,962         26,997
Depreciation, program amortization and stock-based
    compensation..................................................       19,995         27,147        40,469         57,437
Amortization of intangibles and other assets......................       14,961         28,104        28,102         54,755
                                                                    -----------    -----------    ----------    -----------

Broadcast operating income........................................  $    48,202    $    55,015    $   70,723    $    81,932
                                                                    ===========    ===========    ==========    ===========

Total assets......................................................  $ 2,378,764    $ 3,335,539    $2,378,764    $ 3,335,539
                                                                    ===========    ===========    ==========    ===========

Capital expenditures..............................................  $     3,649    $     6,830    $    6,130    $     9,935
                                                                    ===========    ===========    ==========    ===========

                                                                               RADIO                        RADIO
                                                                        THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                             JUNE 30,                      JUNE 30,
                                                                        1998           1999          1998           1999
                                                                        ----           ----          ----           ----
Net broadcast revenues............................................  $     25,216    $   36,238   $    40,506   $     62,610
Barter revenues...................................................           981         1,144         1,808          2,199
                                                                    ------------    ----------    ----------    -----------
Total revenues....................................................        26,197        37,382        42,314         64,809
                                                                    ------------    ----------    ----------    -----------
Operating expenses................................................        15,793        22,326        26,982         41,778
Depreciation, program amortization and stock-based
    Compensation..................................................           934         1,179         1,711          2,346
Amortization of intangibles and other assets......................         4,076         4,431         7,069          8,816
                                                                    ------------    ----------    ----------    -----------

Broadcast operating income .......................................  $      5,394    $    9,446    $    6,552    $    11,869
                                                                    ============    ==========    ==========    ===========

Total assets......................................................  $    438,726    $  523,673    $  438,726    $   523,673
                                                                    ============    ==========    ==========    ===========

Capital expenditures..............................................  $      1,239    $      637    $    2,169    $     1,635
                                                                    ============    ==========    ==========    ===========


4.   SUPPLEMENTAL CASH FLOW INFORMATION (IN THOUSANDS):

During the six months ended June 30, 1998 and 1999, the Company made certain cash payments of the following:

                                                                                                   SIX MONTHS ENDED
                                                                                                       JUNE 30,
                                                                                                1998              1999
                                                                                                ----              ----

    Interest payments...............................................................      $     68,743        $    89,153
                                                                                          ============        ===========
    Subsidiary trust minority interest payments.....................................      $     11,625        $    11,625
                                                                                          ============        ===========
    Income tax payments.............................................................      $      1,288        $     5,278
                                                                                          ============        ===========

5.   EARNINGS PER SHARE:

The Company adopted SFAS 128 "Earnings per Share" which requires the disclosure of basic and diluted earnings per share and related computations as follows (in thousands, except per share data):


                                                                       THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                            JUNE 30,                         JUNE 30,
                                                                      1998            1999              1998           1999
                                                                      ----            ----              ----           ----
Weighted-average number of common shares......................         96,889            96,371          91,480        96,474
Diluted effect of outstanding stock options ..................          2,065                17           1,877            21
Diluted effect of conversion of preferred shares..............            288               638             288           638
                                                                 -------------   ---------------   ------------   -----------
Diluted weighted-average number of common and common
    equivalent shares outstanding.............................         99,242            97,026          93,645        97,133
                                                                 ============    ==============    ============   ===========

Net income (loss).............................................   $       (876)   $        1,304    $     (4,155)  $      (311)
Preferred stock dividends payable.............................         (2,587)           (2,587)         (5,175)       (5,175)
                                                                 -------------   ---------------   -------------  ------------
Net loss available to common stockholders.....................   $     (3,463)   $       (1,283)    $    (9,330)  $    (5,486)
                                                                 =============   ==============    =============  ============
Basic earnings (loss) per common share
     before extraordinary items...............................   $        .08 $            (.01) $          .02   $      (.06)
                                                                 ============    ==============    ============   ===========

Basic loss per common share...................................   $       (.04)   $         (.01) $         (.10)  $      (.06)
                                                                 ============    ==============    ============   ===========
Diluted earnings (loss) per common share
     before extraordinary items...............................   $        .08 $            (.01) $          .02   $      (.06)
                                                                 ============    ==============    ============   ===========
Diluted loss per common share.................................   $       (.04)   $         (.01) $         (.10)  $      (.06)
                                                                 ============    ==============    ============   ===========


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

Guy Gannett Acquisition. In September 1998, the Company agreed to acquire from Guy Gannett Communications its television broadcasting assets for a purchase price of $317 million in cash (the "Guy Gannett Acquisition"). As a result of this transaction and after the completion of related dispositions, the Company acquired five television stations in five separate markets. In April 1999, the Company completed the purchase of WTWC-TV, WGME-TV and WGGB-TV for a purchase price of $111.0 million and in July 1999, the Company completed the purchase of WICS/WICD-TV, and KGAN-TV for a purchase price of $81.0 million. The Company financed the acquisitions by utilizing indebtedness under the 1998 Bank Credit Agreement.

In September 1998, the Company agreed to sell the Guy Gannett television station WOKR-TV in Rochester, New York to the Ackerley Group, Inc. for a sales price of $125 million (the "Ackerley Disposition"). In April 1999, the Company closed on the purchase of WOKR-TV and simultaneously completed the sale of WORK-TV to Ackerly.

STC Disposition. In March 1999, the Company entered into an agreement to sell to STC the television stations WICS/WICD-TV in the Springfield, Illinois market and KGAN-TV in the Cedar Rapids, Iowa market (the "STC Disposition"). In addition, the Company agreed to sell the Non-License Assets and rights to program WICD in the Springfield, Illinois market. The stations are being sold to STC for a sales price of $81.0 million and are being acquired by the Company in connection with the Guy Gannett Acquisition. In April 1999, the Justice Department requested additional information in response to STC's filing under the Hart-Scott-Rodino Antitrust Improvements Act. The sale of the stations to STC has been delayed pending resolution of the questions raised by the Justice Department. If STC is unable to complete the purchase of these stations, the Company may continue to own these stations or attempt to sell one or more of these stations to another third party.

CCA Disposition. In April 1999, the Company completed the sale of the non-license assets of KETK-TV and KLSB-TV in Tyler-Longview, Texas to Communications Corporation of America ("CCA") for a sales price of $36 million (the "CCA Disposition"). In addition, CCA has an option to acquire the license assets of KETK-TV for an option purchase price of $2 million.

St. Louis Purchase Option. In connection with the acquisition of River City, the Company entered into a five year agreement (the "Baker Agreement") with Barry Baker (the Chief Executive Officer of River City) pursuant to which Mr. Baker served as a consultant to the Company until terminating such services effective March 8, 1999 (the "Termination Date"). As of February 8, 1999, the conditions to Mr. Baker becoming an officer of the Company had not been satisfied, and on that date Mr. Baker and the Company entered into a termination agreement with effect on March 8, 1999. Mr. Baker had certain rights as a consequence of the termination of the Baker Agreement. These rights included Mr. Baker's right to purchase at fair market value the television and radio stations owned by the Company serving the St. Louis, Missouri market.

In June 1999, the Company received a letter from Mr. Baker in which Mr. Baker elected to exercise his option to purchase the radio and television properties of Sinclair in the St. Louis market for their fair market value. In his letter, Mr. Baker names Emmis Communications Corporation ("Emmis") as his designee. Sinclair is evaluating the validity of Mr. Baker's designation of Emmis. In light of the foregoing, the fact that negotiations of a definitive purchase agreement are yet to commence, that a fair market value has not been determined, and that approvals would be required from both the Department of Justice and the Federal Communications Commission, there can be no assurance that the transactions contemplated by the option will be consummated.

7.  INTEREST RATE DERIVATIVE AGREEMENTS:

As of June 30, 1999, the Company had several interest rate swap agreements which expire from July 7, 1999 to July 15, 2007. The swap agreements set rates in the range of 5.5% to 8.1%. Floating interest rates are based upon the three month London Interbank Offered Rate (LIBOR) rate, and the measurement and settlement is performed quarterly. Settlements of these agreements are recorded as adjustments to interest expense in the relevant periods. The notional amounts related to these agreements were $920 million at June 30, 1999, and decrease to $200 million through the expiration dates. In addition, the Company has entered into floating rate derivatives with notional amounts totaling $450 million. Based on the Company's currently hedged position, $1.7 billion or 73% of the Company's outstanding indebtedness is hedged.

The Company has no intentions of terminating these instruments prior to their expiration dates unless it were to prepay a portion of its bank debt. The counter parties to these agreements are international financial institutions. The Company estimates the fair value to retire these instruments at June 30, 1999 to be $2.8 million. The fair value of the interest rate hedging derivative instruments is estimated by obtaining quotations from the financial institutions which are a party to the Company's derivative contracts (the "Banks"). The fair value is an estimate of the net amount that the Company would pay at June 30, 1999 if the contracts were transferred to other parties or canceled by the Banks.

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

Upon the execution of the Option Derivative contract in 1998, the Company received a cash payment representing an option premium of $9.5 million which was recorded in "Other long-term liabilities" in the accompanying consolidated balance sheets. The Company is required to periodically adjust its liability to the present value of the future payments of the settlement amounts based on the forward five year treasury rate at the end of an accounting period.

As of June 30, 1999, the Company's Option Derivative liability recorded in "Other long-term liabilities" in the accompanying consolidated balance sheet is $6.9 million. The fair market value adjustment for the six months ended June 30, 1999 resulted in an income statement benefit (unrealized gain) of $11.6 million.

9. SUBSEQUENT EVENTS:

Entercom Disposition. In July 1999, the Company signed a letter of intent to sell 43 radio stations in nine markets to Entercom Communications Corp. ("Entercom") for $821.5 million in cash, subject to definitive documentation (the "Entercom Disposition"). The transaction does not include Sinclair's radio stations in the St. Louis market, which are subject to the St. Louis Purchase Option as noted previously. The letter of intent addresses a majority of the material terms of the transaction and Sinclair believes it will be able to enter into a definitive purchase agreement with Entercom following a negotiation and diligence period. The transaction will be subject to FCC and Department of Justice approval, as well as the approval of the Boards of Directors of Sinclair and Entercom.

St. Louis Acquisition. In August 1999, the Company completed the purchase of radio station KXOK-FM in St. Louis, Missouri for a purchase price of $14.1 million in cash.

Barnstable Disposition. In August 1999, the Company completed the sale of the radio stations WFOG-FM and WGH-AM/FM serving the Norfolk, Virginia market to Barnstable Broadcasting, Inc. ("Barnstable") (the "Barnstable Disposition"). The stations were sold to Barnstable for a sales price of $23.7 million.

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

The following table sets forth certain operating data for the three months and six months ended June 30, 1998 and 1999:

OPERATING DATA (dollars in thousands, except per share data):

---------------------------------------------------------------------------------------------------------------------
                                                            THREE MONTHS                        SIX MONTHS
                                                           ENDED JUNE 30,                     ENDED JUNE 30,
                                                      1998              1999             1998              1999
                                                      ----              ----             ----              ----
Net broadcast revenues (a)..................     $       153,634  $       211,499   $       266,265  $       385,965
Barter revenues.............................              13,892           16,504            25,099           31,823
                                                 ---------------  ---------------   ---------------  ---------------
Total revenues..............................             167,526          228,003           291,364          417,788
                                                 ---------------  ---------------   ---------------  ---------------

Operating costs (b).........................              62,279           88,789           115,776          173,636
Expenses from barter arrangements...........              11,685           13,892            20,962           26,997
Depreciation, amortization and stock-based
   compensation (c).........................              39,966           60,861            77,351          123,354
                                                 ---------------  ---------------   ---------------  ---------------

Broadcast operating income..................              53,596           64,461            77,275           93,801
Interest expense............................            (27,530)          (44,088)          (54,901)         (87,278)
Subsidiary trust minority interest expense (d)           (5,813)           (5,813)          (11,625)         (11,625)
Interest and other income...................              1,896               788             3,321            1,905
Unrealized gain on derivative instrument.....                 -             4,486                 -           11,586
Net gain on sale of assets..................              5,238                 -             5,238                -
                                                 ---------------  ---------------   ---------------  ---------------
Net income before income taxes..............             27,387            19,834            19,308            8,389
Income tax provision........................            (17,200)          (18,530)          (12,400)          (8,700)
                                                 ---------------  ---------------   ---------------  ---------------
Net income before extraordinary item........             10,187             1,304             6,908             (311)
Extraordinary item..........................            (11,063)                -           (11,063)               -
                                                 ---------------  ---------------   ---------------  ---------------
Net income (loss)...........................     $         (876)  $         1,304   $        (4,155) $          (311)
                                                 ==============   ===============   ===============  ===============
Net loss available to common stockholders...     $       (3,463)  $        (1,283)  $        (9,330) $        (5,486)
                                                 ==============   ===============   ===============  ===============
BROADCAST CASH FLOW (BCF) DATA:
       Television BCF (e)...................     $       71,879   $        94,839   $       117,666  $       162,190
       Radio BCF (e)........................             10,894            15,665            15,480           23,555
                                                 ---------------  ---------------   ---------------  ---------------


       Consolidated BCF (e).................     $       82,773   $       110,504   $       133,146  $       185,745
                                                 ==============   ===============   ===============  ===============

       Television BCF margin (f)............               56.0%             54.1%             52.1%            50.2%
       Radio BCF margin (f).................               43.2%             43.2%             38.2%            37.6%
       Consolidated BCF margin (f)..........               53.9%             52.2%             50.0%            48.1%

OTHER DATA:

       Adjusted EBITDA (g)..................     $       78,394    $      105,373   $       124,161  $       175,829
       Adjusted EBITDA margin (f)...........               51.0%             49.8%             46.6%            45.6%
       After tax cash flow (h)..............     $       42,496    $       52,071   $        52,703  $        69,070
       Program contract payments............     $       15,168    $       19,949   $        30,465  $     $  41,326
       Corporate expense....................     $        4,379    $        5,131   $         8,985  $         9,916
       Capital expenditures.................     $        4,888    $        7,467   $         8,299  $        11,570
       Cash flows from operating activities.     $       25,151    $       26,712   $        67,503  $        72,502
       Cash flows from investing activities.     $     (124,156)   $      (95,065)  $      (648,328) $      (114,294)
       Cash flows from financing activities.     $      412,283    $       72,039   $       761,631  $        48,123
-----------------------------------------------------------------------------------------------------------------------

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

e) "Broadcast cash flow" is defined as broadcast operating income plus corporate overhead expenses, stock-based compensation, depreciation and amortization (including film amortization and amortization of deferred compensation), less cash payments for program rights. Cash program payments represent cash payments made for current programs payable and do not necessarily correspond to program usage. The Company has presented broadcast cash flow data, which the Company believes is comparable to the data provided by other companies in the industry, because such data are commonly used as a measure of performance for broadcast companies;
      however, there can be no assurance that it is comparable. However, broadcast cash flow does not purport to represent cash provided by operating activities as reflected in the Company's consolidated statements of cash flows, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. Management believes the presentation of broadcast cash flow (BCF) is relevant and useful because
      1) BCF is a measurement utilized by lenders to measure the Company's ability to service its debt, 2) BCF is a measurement utilized by industry analysts to determine a private market value of the Company's television and radio stations and 3) BCF is a measurement industry analysts utilize when determining the operating performance of the Company.

f) "BCF margin" is defined as broadcast cash flow divided by net broadcast revenues. "Adjust EBITDA margin" is defined as adjusted EBITDA divided by net broadcast revenues.

g) "Adjusted EBITDA" is defined as broadcast cash flow less corporate overhead expenses and is a commonly used measure of performance for broadcast companies. The Company has presented Adjusted EBITDA data, which the Company believes is comparable to the data provided by other companies in the industry, because such data are commonly used as a measure of performance for broadcast companies; however, there can be no assurances that it is comparable. Adjusted EBITDA does not purport to represent cash provided by operating activities as reflected in the Company's consolidated statements of cash flows, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. Management believes the presentation of Adjusted EBITDA is relevant and useful because 1) Adjusted EBITDA is a measurement utilized by lenders to measure the Company's ability to service its debt, 2) Adjusted EBITDA is a measurement utilized by industry analysts to determine a private market value of the Company's television and radio stations and 3) Adjusted EBITDA is a measurement industry analysts utilize when determining the operating performance of the Company.

h) "After tax cash flow" is defined as net income (loss) available to common shareholders, plus stock-based compensation, depreciation and amortization (excluding film amortization), the deferred tax provision (or minus the deferred tax benefit), minus gain on the sale of assets and unrealized gain on derivative instrument. The Company has presented after tax cash flow data, which the Company believes is comparable to the data provided by other companies in the industry, because such data are commonly used as a measure of performance for broadcast companies; however, there can be no assurances that it is comparable. After tax cash flow is presented here not as a measure of operating results and does not purport to represent cash provided by operating activities. After tax cash flow should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. Management believes the presentation of after tax cash flow is relevant and useful because 1) ATCF is a measurement utilized by lenders to measure the Company's ability to service its debt, 2) ATCF is a measurement utilized by industry analysts to determine a private market value of the Company's television and radio stations and 3) ATCF is a measurement analysts utilize when determining the operating performance of the Company.

Net broadcast revenues increased to $211.5 million for the three months ended June 30, 1999 from $153.6 million for the three months ended June 30, 1998, or 37.7%. Net broadcast revenues increased to $386.0 million for the six months ended June 30, 1999 from $266.3 million for the six months ended June 30, 1998 or 44.9%. The increase in net broadcast revenues for the three months ended June 30, 1999 was comprised of $56.9 million related to the acquisition and disposition of television and radio stations and LMA transactions consummated by the Company in 1998 and 1999 (collectively, the "1998 and 1999 Transactions") and $1.0 million related to an increase in net broadcast revenue on a same station basis, which increased by 0.7%. The increase in net broadcast revenues for the six months ended June 30, 1999 was comprised of $115.2 million related to the 1998 and 1999 Transactions and $4.5 million related to an increase in net broadcast revenues on a same station basis, which increased by 1.7%.

Operating costs increased to $88.8 million for the three months ended June 30, 1999 from $62.3 million for the three months ended June 30, 1998, or 42.5%. Operating costs increased to $173.6 million for the six months ended June 30, 1999, from $115.8 million for the six months ended June 30, 1998, or 49.9%. The increase in operating costs for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998 comprised $25.6 million related to the 1998 and 1999 Transactions, $0.8 million related to an increase in corporate overhead expenses offset by a $0.1 million decrease in operating costs on a same station basis, which decreased 0.2%. The increase in operating costs for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998 comprised $55.4 million related to the 1998 and 1999 Transactions, $0.9 million related to an increase in corporate overhead expenses and $1.5 million related to an increase in operating costs on a same station basis, which increased 1.5%.

Interest expense increased to $44.1 million for the three months ended June 30, 1999 from $27.5 million for the three months ended June 30, 1998, or 60.4%. Interest expense increased to $87.3 million for the six months ended June 30, 1999 from $54.9 million for the six months ended June 30, 1998, or 59.0%. The increase in interest expense for the three months and six months ended June 30, 1999 primarily related to indebtedness incurred by the Company to finance the 1998 and 1999 Acquisitions. Subsidiary Trust Minority Interest Expense of $5.8 million for the three months ended June 30, 1998 and 1999 and $11.6 million for the six months ended June 30, 1998 and 1999 is related to the private placement of $200 million aggregate liquidation rate of 115/8% High Yield Trust Offered Preferred Securities (the "HYTOPS") completed March 12, 1997.

Interest and other income decreased to $0.8 million for the three months ended June 30, 1999 from $1.9 million for the three months ended June 30, 1998. Interest and other income decreased to $1.9 million for the six months ended June 30, 1999 from $3.3 million for the six months ended June 30, 1998. These decreases were primarily due to a decrease in average cash balances for the three and six month periods ended June 30, 1999 when compared to the same period in 1998.

Income tax provision increased to $18.5 million for the three months ended June 30, 1999 from $17.2 million for the three months ended June 30, 1998. Income tax provision decreased to $8.7 million for the six months ended June 30, 1999 from $12.4 million for the six months ended June 30, 1998. The Company's effective tax rate increased to 105.1% for the six months ended June 30, 1999 from 64.2% for the six months ended June 30, 1998. The increase in the effective tax rate for the six months ended June 30, 1999 as compared the six months ended June 30, 1998 resulted from the current year's projected permanent differences between book and tax income being a higher percentage of pre-tax income for 1999 as compared to 1998.

The net deferred tax liability increased to $168.3 million as of June 30, 1999 from $165.5 million as of December 31, 1998. The increase in the Company's net deferred tax liability as of June 30, 1999 as compared to December 31, 1998 primarily resulted from the Company recording a net deferred tax provision for the six months ended June 30, 1999.

Net loss available to common stockholders for the three months ended June 30, 1999 was $1.3 million or $.01 per share compared to net loss available to common stockholders of $3.5 million or $.04 per share for the three months ended June 30, 1998. Net loss available to common stockholders for the six months ended June 30, 1999 was $5.5 million or $.06 per share compared to net loss available to common stockholders of $9.3 million or $.10 per share. Net loss available to common stockholders decreased for the three and six months ended June 30, 1999 as compared to the three and six months ended June 30, 1998 due to an increase in broadcast operating income, an unrealized gain on derivative instrument, a decrease in interest and other income, offset by an increase in interest expense and the recognition of an extraordinary loss during the 1998 periods.

Broadcast cash flow increased to $110.5 million for the three months ended June 30, 1999 from $82.8 million for the three months ended June 30, 1998, or 33.5%. Broadcast cash flow increased to $185.7 million for the six months ended June 30, 1999 from $133.1 million for the six months ended June 30, 1998, or 39.5%. The increase in broadcast cash flow for the three months ended June 30, 1999 was comprised of $26.6 million related to the 1998 and 1999 Transactions and $1.1 million related to an increase in broadcast cash flow on a same station basis, which increased by 1.5%. The increase in broadcast cash flow for the six months ended June 30, 1999 was comprised of $50.8 million related to the 1998 and 1999 Transactions and $1.8 million related to an increase in broadcast cash flow on a same station basis, which increased by 1.4%.

The Company's broadcast cash flow margin decreased to 52.2% for the three months ended June 30, 1999 from 53.9% for the three months ended June 30, 1998. The Company's broadcast cash flow margin decreased to 48.1% for the six months ended June 30, 1999 from 50.0% for the six months ended June 30, 1998. The decreases in broadcast cash flow margins for the three and six months ended June 30, 1999 as compared to the three and six months ended June 30, 1998 primarily resulted from lower broadcast cash flow margins associated with the 1998 and 1999 Transactions. On a same station basis, broadcast cash flow margins increased from 52.6% to 53.0% for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. Same station basis broadcast cash flow margins remained relatively unchanged when comparing the six month periods ended June 30, 1998 and 1999.

Adjusted EBITDA increased to $105.4 million for the three months ended June 30, 1999 from $78.4 million for the three months ended June 30, 1998, or 34.4%. Adjusted EBITDA increased to $175.8 million for the six months ended June 30, 1999 from $124.2 million for the six months ended June 30, 1998, or 41.5%. These increases in Adjusted EBITDA for the three and six months ended June 30, 1999 as compared to the three and six months ended June 30, 1998 resulted from the 1999 Acquisitions. The Company's Adjusted EBITDA margin decreased to 49.8% for the three months ended June 30, 1999 from 51.0% for the three months ended June 30, 1998. The Company's Adjusted EBITDA margin decreased to 45.6% for the six months ended June 30, 1999 from 46.6% for the six months ended June 30, 1998. Decreases in Adjusted EBITDA margins for the three and six months ended June 30, 1999 as compared to the three and six months ended June 30, 1998 primarily resulted from the same circumstances affecting broadcast cash flow margin as noted above.

After tax cash flow increased to $52.1 million for the three months ended June 30, 1999 from $42.5 million for the three months ended June 30, 1998, or 22.6%. After tax cash flow increased to $69.1 million for the six months ended June 30, 1999 from $52.7 million for the six months ended June 30, 1998 or 31.1%. The increase in after tax cash flow for the three and six months ended June 30, 1999 as compared to the three and six months ended June 30, 1998 primarily resulted from an increase in broadcast operating income relating to the 1998 and 1999 Transactions and internal growth, offset by an increase in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are cash provided by operations and availability under the 1998 Bank Credit Agreement. As of June 30, 1999, the
Company had $9.6 million in cash balances and net working capital of approximately $38.4 million. As of June 30, 1999, the remaining balance available under the Revolving Credit Facility was $114.5 million. Based on pro forma trailing cash flow levels for the twelve months ended June 30, 1999, the Company had approximately $54.5 million available of current borrowing capacity under the Revolving Credit Facility The 1998 Bank Credit Agreement also provides for an incremental term loan commitment in the amount of up to $400 million which can be utilized upon approval by the Agent bank and the raising of sufficient commitments from banks to fund the additional loans.

In July 1999, the Company signed a letter of intent to sell 43 radio stations in nine markets to Entercom Communications Corp. ("Entercom") for $821.5 million in cash, subject to definitive documentation. The transaction does not include Sinclair's radio stations in the St. Louis market, which are subject to the St. Louis Purchase Option (see Note 6). The letter of intent addresses a majority of the material terms of the transaction and Sinclair believes it will be able to enter into a definitive purchase agreement with Entercom following a three-week negotiation and diligence period. The transaction will be subject to FCC and Department of Justice approval, as well as the approval of the Boards of Directors of Sinclair and Entercom. The Company intends to use proceeds from the sale to reduce debt levels which will give the Company additional borrowing capacity under the 1998 Bank Credit Agreement. The Company may also use a portion of the proceeds to make acquisitions or to repurchase shares of its Class A Common Stock.

In April 1999, the Company closed on the acquisition of all but three stations from Guy Gannett. In July 1999, the Company completed the acquisition of these remaining three stations at an acquisition price of approximately $81.0 million. The Company has agreed to sell these three stations to STC for approximately $81.0 million in the STC Disposition. In April 1999, the Justice Department
requested additional information in response to STC's filing under the Hart-Scott-Rodino Antitrust Improvements Act. The sale of the stations to STC has been delayed pending resolution of the questions raised by the Justice Department. If STC is unable to complete the purchase of these stations, the Company may continue to own these stations or attempt to sell one or more of these stations to another third party.

On April 19, 1999, the Company entered into an agreement (the "ATC Agreement") with American Tower Corporation, an independent owner, operator and developer of broadcast and wireless communication sites in the United States. Under the agreement, the Company will provide American Tower access to tower sites in eleven of the Company's markets including Nashville, TN, Dayton, OH, Richmond, VA, Mobile, AL, Pensacola, FL, San Antonio, TX, and Syracuse, NY. American Tower will construct new towers in each of these markets and will lease space on the towers to the Company. This will provide the Company the additional tower capacity required to develop its digital television transmission needs in these markets at an initial capital outlay lower than would be required if the Company constructed these towers itself. The terms of future leases are still being negotiated with American Tower Corporation. If the Company and American Tower cannot agree on the terms and conditions of the new master lease that will govern the landlord/tenant relationship between the parties, neither party will have any obligation to the other under the ATC Agreement, which will then become a nullity.

Net cash flows from operating activities increased to $72.5 million for the six months ended June 30, 1999 from $67.5 million for the six months ended June 30, 1998. The Company made income tax payments of $5.3 million for the six months ended June 30, 1999 as compared to $1.3 million for the six months ended June 30, 1998. The Company made interest payments on outstanding indebtedness and payments for subsidiary minority interest expense totaling $100.8 million during the six months ended June 30, 1999 as compared to $80.4 million for the six months ended June 30, 1998. Additional interest payments for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998 primarily related to additional interest costs on indebtedness incurred to finance businesses acquired during 1998 and 1999. Program rights payments increased to $41.3 million for the six months ended June 30, 1999 from $30.5 million for the six months ended June 30, 1998. This increase in program rights payments comprised $9.6 million related to the 1998 Acquisitions and $1.2 million related to an increase in programming costs on a same station basis, which increased 4.0%.

Net cash flows used in investing activities decreased to $114.3 million for the six months ended June 30, 1999 from $648.3 million for the six months ended June 30, 1998. During the six months ended June 30, 1999, the Company made cash payments of approximately $127.4 million related to the acquisition of television and radio broadcast assets. During the six months ended June 30, 1999, the Company made equity interest investments of approximately $9.3 million. The Company made payments for property and equipment of $11.6 million for the six months ended June 30, 1999. The Company expects that expenditures for property and equipment will increase for the year ended December 31, 1999 over prior years as a result of a larger number of stations owned by the Company. In addition, the Company anticipates that future requirements for capital expenditures will include capital expenditures incurred during the ordinary course of business and additional strategic station acquisitions and equity investments if suitable investments can be identified on acceptable terms.

The Company used $106.4 million for financing activities for the six months ended June 30, 1999 and was provided $154.5 million by financing activities for the six months ended June 30, 1998. During the six months ended June 30, 1999, the Company repaid $72.0 million and $25.0 million under the 1998 Bank Credit Agreement Revolving Credit Facility and Term Loan Facility, respectively. In addition, the Company utilized borrowings under the Revolving Credit Facility of $154.5 million primarily to fund acquisition activity including the Guy Gannett Acquisition.

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

YEAR 2000

The Company has commenced a process to assure Year 2000 compliance of all hardware, software, broadcast equipment and ancillary equipment that are date dependent. The process involves four phases:

Phase I - Inventory and Data Collection. This phase involves an identification of all items that are date dependent. Sinclair commenced this phase in the third quarter of 1998, and Management estimates it has completed approximately 50% of this phase as of the date hereof. The Company expects to complete this phase by the end of the third quarter of 1999.

Phase II - Compliance Requests. This phase involves requests to information technology systems vendors for verification that the systems identified in Phase I are Year 2000 compliant. Sinclair will identify and begin to replace items that cannot be updated or certified as compliant. Sinclair has completed the compliance request phase of its plan as of the date hereof. In addition, Sinclair has verified that its accounting, traffic, payroll, and local and wide area network hardware and software systems are compliant. In addition, Sinclair is currently in the process of ascertaining that all of its personal computers and PC applications are compliant. Sinclair is currently reviewing its news-room systems, building control systems, security systems and other miscellaneous systems. The Company expects to complete this phase by the end of the third quarter of 1999.

Phase III - Test, Fix and Verify. This phase involves testing all items that are date dependent and upgrading all non-compliant devices. Sinclair expects to complete aspects of this phase during the third quarter of 1999.

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

CHANGE IN MARKET RISK

As noted above, the Company's net loss for the six months ended June 30, 1999 included recognition of a gain of $11.6 million on a treasury option derivative instrument. Upon execution of the treasury option derivative instrument during 1998, the Company received a cash payment of $9.5 million. The treasury option derivative instrument will require the Company to make five annual payments equal to the difference between 6.14% minus the interest rate yield on five-year treasury securities on September 30, 2000 times the $300 million notional amount of the instrument. If the yield on five-year treasuries is equal to or greater than 6.14% on September 30, 2000, the Company will not be required to make any payment under the terms of this instrument. If the rate is below 6.14% on that date, the Company will be required to make payments, as described above, and the size of the payment will increase as the rate goes down. For each accounting period, the Company recognizes unrealized gain on an expense equal to the change in the projected liability under this arrangement based on interest rates at the end of the period. The gain recognized in the six months ended June 30, 1999 reflects an adjustment of the Company's liability under this instrument to the present value of future payments based on the two-year forward five-year treasury rate as of June 30, 1999 for five year treasury notes with a settlement date of September 30, 2000. If the yield on five-year treasuries at September 30, 2000 were to equal the forward five-year treasury rate on June 30, 1999
(5.96%), Sinclair would be required to make five annual payments of approximately $540,000 each. If the yield on five-year treasuries declines further in periods before September 30, 2000, Sinclair will be required to recognize further losses. In any event, Sinclair will not be required to make any payments until September 30, 2000.

PART II

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of stockholders of Sinclair Broadcast Group, Inc. was held on May 11, 1999. At the meeting, two items, as set forth in the Company's proxy statement dated April 14, 1999, were submitted to the stockholders for a vote:
1) the stockholders elected, for one-year terms, all persons nominated for directors as set forth in the Company's proxy statement dated April 14, 1999; and 2) the stockholders voted to ratify the selection of Arthur Andersen LLP as the Company's independent public accountants for the fiscal year 1999 audit.
Approximately 99% of the eligible proxies were returned for voting. The table below sets forth the results of the voting at the Annual Meeting:

                                                                                Against
                                                                                   or
                                                            For                 Withheld                Abstentious
                                                            ----                --------                -----------
(1)     Election of Directors

        David D. Smith                                   527,037,493               296,106
        Frederick G. Smith                               527,037,597               296,002
        J. Duncan Smith                                  527,038,219               295,380
        Robert E. Smith                                  527,038,053               295,546
        Basil A. Thomas                                  527,039,382               294,217
        Lawrence E. McCanna                              527,036,771               296,828

(2)     Appointment of Independent
         Accountants                                     527,300,464                18,628                19,507




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)  EXHIBITS

27  Financial Data Schedule

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized in the city of Baltimore, Maryland on the 15th day of August, 1999.

                                           SINCLAIR BROADCAST GROUP, INC.

                                           by:       /s/  David B. Amy
                                                    ---------------------
                                                    David B. Amy
                                                    Chief Financial Officer
                                                    Principal Accounting Officer