Form 10-Q
period 1999-09-30
SINCLAIR BROADCAST GROUP INC
filed 1999-11-12
CIK 912752

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


      (Mark      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      One)
             [X]  SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended September 30, 1999

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

                                  Yes [X] No[ ]

As of November 3, 1999 there were 48,882,013 shares of Class A Common Stock, $.01 par value, 48,103,647 shares of Class B Common Stock, $.01 par value; and 3,450,000 shares of Series D preferred stock, $.01 par value, convertible into 7,561,710 shares of Class A Common Stock of the Registrant issued and outstanding.

In addition, 2,000,000 shares of $200 million aggregate liquidation value 11 5/8% High Yield Trust Offered Preferred Securities of Sinclair Capital, a subsidiary trust of Sinclair Broadcast Group, Inc. are issued and outstanding.

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES

                                    Form 10-Q
                    For the Quarter Ended September 30, 1999

                                TABLE OF CONTENTS

                                                                                                          Page
                                                                                                          ----
PART I. FINANCIAL INFORMATION
    Item 1.  Consolidated Financial Statements

        Consolidated Balance Sheets as of December 31, 1998 and
               September 30, 1999.....................................................................    3

        Consolidated Statements of Operations for the Three Months and Nine Months
               Ended September 30, 1998 and 1999......................................................    4

        Consolidated Statement of Stockholders' Equity for the Nine Months
               Ended September 30, 1999...............................................................    5

        Consolidated Statements of Cash Flows for the Nine Months
               Ended September 30, 1998 and 1999......................................................    6

        Notes to Unaudited Consolidated Financial Statements..........................................    7

    Item 2.  Management's Discussion and Analysis of
        Financial Condition and Results of Operations.................................................   12

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk...............................   20

PART II.  OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K.........................................................   21

        Signature.....................................................................................   22

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                                     DECEMBER 31,      SEPTEMBER 30,
                                         ASSETS                                                          1998              1999
                                                                                                   ---------------  ----------------
CURRENT ASSETS:
    Cash and cash equivalents ..................................................................      $     3,268       $     8,362
    Accounts receivable, net of allowance for doubtful accounts ................................          196,880           183,689
    Current portion of program contract costs ..................................................           60,795            86,248
    Prepaid expenses and other current assets ..................................................            5,542             6,790
    Deferred barter costs ......................................................................            5,282             5,830
    Broadcast assets related to discontinued operations ........................................          499,786           516,212
    Broadcast assets held for sale .............................................................           33,747           223,938
    Deferred tax asset .........................................................................           19,209            11,933
                                                                                                      -----------       -----------
           Total current assets ................................................................          824,509         1,043,002
PROGRAM CONTRACT COSTS, less current portion ...................................................           45,608            68,462
LOANS TO OFFICERS AND AFFILIATES ...............................................................           10,041             9,233
PROPERTY AND EQUIPMENT, net ....................................................................          243,684           250,434
OTHER ASSETS ...................................................................................           82,544            98,610
ACQUIRED INTANGIBLE BROADCASTING ASSETS, net ...................................................        2,646,366         2,515,261
                                                                                                      -----------       -----------
    Total Assets ...............................................................................      $ 3,852,752       $ 3,985,002
                                                                                                      ===========       ===========
                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable ...........................................................................      $    18,065       $     9,583
    Accrued liabilities ........................................................................           96,350            82,941
    Current portion of long-term liabilities-
        Notes payable and commercial bank financing ............................................           50,007            68,758
        Notes and capital leases payable to affiliates .........................................            4,063             5,979
        Program contracts payable ..............................................................           94,780           121,168
    Deferred barter revenues ...................................................................            5,625             6,301
                                                                                                      -----------       -----------
           Total current liabilities ...........................................................          268,890           294,730
LONG-TERM LIABILITIES:
    Notes payable and commercial bank financing ................................................        2,254,108         2,338,524
    Notes and capital leases payable to affiliates .............................................           19,043            35,368
    Program contracts payable ..................................................................           74,152            99,170
    Deferred tax liability .....................................................................          184,736           184,736
    Other long-term liabilities ................................................................           32,181            25,154
                                                                                                      -----------       -----------
           Total liabilities ...................................................................        2,833,110         2,977,682
                                                                                                      -----------       -----------
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES .................................................            3,599             3,575
                                                                                                      -----------       -----------
COMPANY OBLIGATED MANDATORILY REDEEMABLE SECURITIES OF SUB-
    SIDIARY TRUST HOLDING SOLELY KDSM SENIOR DEBENTURES ........................................          200,000           200,000
                                                                                                      -----------       -----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
    Series B Preferred stock, $.01 par value, 10,000,000 shares authorized and 39,581
        and 14,774 shares issued and outstanding, respectively .................................               --                --
    Series D Preferred stock, $.01 par value, 3,450,000 shares authorized, issued
        and outstanding ........................................................................               35                35
    Class A Common stock, $.01 par value, 100,000,000 and 500,000,000 shares authorized
        and 47,445,731 and 48,819,241 shares issued and outstanding, respectively ..............              474               488
    Class B Common stock, $.01 par value, 35,000,000 and 140,000,000 shares authorized
        and 49,075,428 and 48,208,447 shares issued and outstanding ............................              491               482
    Additional paid-in capital .................................................................          768,648           779,602
    Additional paid-in capital - equity put options ............................................          113,502           108,358
    Additional paid-in capital - deferred compensation .........................................           (7,616)           (6,314)
    Accumulated deficit                                                                                   (59,491)          (78,906)
                                                                                                      -----------       -----------
           Total stockholders' equity                                                                     816,043           803,745
                                                                                                      -----------       -----------
           Total Liabilities and Stockholders' Equity ..........................................      $ 3,852,752       $ 3,985,002
                                                                                                      ===========       ===========

              The accompanying notes are an integral part of these
                       unaudited consolidated statements.

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                      THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,             SEPTEMBER 30,
                                                                                     1998          1999        1998           1999
                                                                                     ----         ----         ----           ----
REVENUES:
    Station broadcast revenues, net of agency commissions ......................   $ 151,996    $ 160,880    $ 377,755    $ 484,235
    Revenues realized from station barter arrangements .........................      18,433       15,231       41,724       44,855
                                                                                   ---------    ---------    ---------    ---------
           Total revenues ......................................................     170,429      176,111      419,479      529,090
                                                                                   ---------    ---------    ---------    ---------
OPERATING EXPENSES:
    Program and production .....................................................      30,512       35,874       75,067      103,628
    Selling, general and administrative ........................................      33,860       35,864       78,099       99,968
    Expenses realized from station barter arrangements .........................      17,005       14,101       37,967       41,098
    Amortization of program contract costs and net
        realizable value adjustments ...........................................      18,958       20,120       49,501       60,091
    Stock-based compensation ...................................................         850          668        2,064        2,342
    Depreciation of property and equipment .....................................       8,054        7,800       16,766       23,592
    Amortization of acquired intangible broadcasting assets,
        non-compete and consulting agreements and other assets .................      26,658       23,766       54,760       78,521
                                                                                   ---------    ---------    ---------    ---------
           Total operating expenses ............................................     135,897      138,193      314,224      409,240
                                                                                   ---------    ---------    ---------    ---------
           Broadcast operating income ..........................................      34,532       37,918      105,255      119,850
                                                                                   ---------    ---------    ---------    ---------
OTHER INCOME (EXPENSE):
    Interest and amortization of debt discount expense .........................     (40,414)     (45,344)     (95,315)    (132,622)
    Subsidiary trust minority interest expense .................................      (5,813)      (5,813)     (17,438)     (17,438)
    Gain on sale of broadcast assets ...........................................       1,248          233        1,248          233
    Unrealized gain (loss) on derivative instrument ............................     (10,150)         716      (10,150)      12,302
    Interest income ............................................................         896          840        4,113        2,443
    Other income (expense) .....................................................         558          (45)         668          286
                                                                                   ---------    ---------    ---------    ---------
           Loss before income taxes ............................................     (19,143)     (11,495)     (11,619)     (14,946)

INCOME TAX BENEFIT (PROVISION) .................................................       9,480       (5,403)         543       (8,893)
                                                                                   ---------    ---------    ---------    ---------
NET LOSS FROM CONTINUING OPERATIONS ............................................      (9,663)     (16,898)     (11,076)     (23,839)
Net Income from discontinued operations, net of related income tax
    provision of $5,980, $2,914, $9,443, and $8,124, respectively ..............       7,489        5,557       15,810       12,187

EXTRAORDINARY ITEM:
    Loss on early extinguishment of debt net of income tax
        benefit of $7,370 ......................................................          --           --      (11,063)          --
NET LOSS .......................................................................   $  (2,174)   $ (11,341)   $  (6,329)   $ (11,652)
                                                                                   =========    =========    =========    =========
Net loss available to common stockholders ......................................   $  (4,762)   $ (13,929)   $ (14,092)   $ (19,415)
                                                                                   =========    =========    =========    =========
Basic loss per share from continuing operations ................................   $   (0.13)   $   (0.20)   $   (0.20)   $   (0.33)
                                                                                   =========    =========    =========    =========
Basic earnings per share from discontinued operations ..........................   $    0.08    $    0.06    $    0.17    $    0.13
                                                                                   =========    =========    =========    =========

Basic loss per share from extraordinary item ...................................   $      --    $      --    $   (0.12)   $      --
                                                                                   =========    =========    =========    =========
Basic loss per common share ....................................................   $   (0.05)   $   (0.14)   $   (0.15)   $   (0.20)
                                                                                   =========    =========    =========    =========
Basic weighted average common shares outstanding ...............................      97,734       96,575       93,582       96,511
                                                                                   =========    =========    =========    =========
Diluted loss per share from continuing operations ..............................   $   (0.13)   $   (0.20)   $   (0.20)   $   (0.33)
                                                                                   =========    =========    =========    =========
Diluted earnings per share from discontinued operations ........................   $    0.08    $    0.06    $    0.17    $    0.13
                                                                                   =========    =========    =========    =========
Diluted loss per share from extraordinary item .................................   $      --    $      --    $   (0.12)   $      --
                                                                                   =========    =========    =========    =========
Diluted loss per common share ..................................................   $   (0.05)   $   (0.14)   $   (0.15)   $   (0.20)
                                                                                   =========    =========    =========    =========
Diluted weighted average common and common equivalent shares
    Outstanding ................................................................      99,339       96,949       95,540       96,718
                                                                                   =========    =========    =========    =========

              The accompanying notes are an integral part of these
                       unaudited consolidated statements.

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                 (IN THOUSANDS)

                                                                                                               ADDITIONAL
                                                                                                                 PAID-IN
                                             SERIES B    SERIES D     CLASS A      CLASS B      ADDITIONAL      CAPITAL -
                                           PREFERRED    PREFERRED     COMMON       COMMON        PAID-IN       EQUITY PUT
                                             STOCK        STOCK        STOCK        STOCK        CAPITAL         OPTIONS
                                         -------------------------------------------------------------------------------------
BALANCE, December 31, 1998 ...........   $     --      $     35      $    474     $    491     $ 768,648      $ 113,502
    Class B Common Stock converted ...
        into Class A Common Stock ....                                     9            (9)
    Series B Preferred Stock converted
        into Class A Common Stock ....         (1)                         8                          (7)
    Class A common stock converted
        into Class B Preferred Stock .          1                         (6)                          5
    Dividends payable on Series D
        Preferred Stock...............
    Stock option grants exercised ....                                     1                       1,768
      Class A Common Stock
        issued pursuant to employee
        benefit plans ................                                     2                       2,793
    Equity Put Options ...............                                                             5,144         (5,144)
    Net payments relating to
        equity put options ...........                                                             1,251
    Amortization of deferred
        compensation..................

    Net loss .........................
                                         -------------------------------------------------------------------------------------
BALANCE, September 30, 1999 ..........   $     --      $     35      $   488     $     482     $ 779,602      $ 108,358
                                         =====================================================================================


                                          ADDITIONAL
                                            PAID-IN
                                           CAPITAL -                          TOTAL
                                           DEFERRED       ACCUMULATED     STOCKHOLDERS'
                                         COMPENSATION       DEFICIT          EQUITY
                                         ----------------------------------------------
BALANCE, December 31, 1998 ...........    $  (7,616)      $  (59,491)       $ 816,043
    Class B Common Stock converted ...
        into Class A Common Stock ....
    Series B Preferred Stock converted
        into Class A Common Stock ....
    Class A common stock converted
        into Class B Preferred Stock .
    Dividends payable on Series D
        Preferred Stock...............                         (7,763)         (7,763)
    Stock option grants exercised ....                                          1,769
      Class A Common Stock
        issued pursuant to employee
        benefit plans ................                                          2,795
    Equity Put Options ...............
    Net payments relating to
        equity put options ...........                                          1,251
    Amortization of deferred
        compensation..................        1,302                             1,302

    Net loss .........................                       (11,652)         (11,652)
                                          ----------------------------------------------
BALANCE, September 30, 1999 ..........       (6,314)      $  (78,906)       $ 803,745
                                          ==============================================

              The accompanying notes are an integral part of these
                       unaudited consolidated statements.

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)

                                                                                                 NINE MONTHS ENDED
                                                                                                   SEPTEMBER 30,
                                                                                                1998            1999
                                                                                                ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss ..........................................................................   $    (6,329)   $   (11,652)
    Adjustments to reconcile net loss to net cash flows from operating activities-
        Extraordinary loss on early extinguishment of debt ............................        18,433             --
        Gain on sale of broadcast assets ..............................................       (12,036)          (233)
        Loss (gain) on derivative instrument ..........................................        10,150        (12,302)
        Amortization of debt discount .................................................            74             74
        Depreciation and amortization of property and equipment .......................        19,366         27,030
        Amortization of acquired intangible broadcasting assets,
           non-compete and consulting agreements and other assets .....................        66,180         91,982
        Amortization of program contract costs and net realizable value adjustments ...        50,589         61,248
        Amortization of deferred compensation .........................................         1,226          1,302
        Deferred tax (benefit) provision ..............................................        (4,520)         7,276
    Changes in assets and liabilities, net of effects of acquisitions and dispositions-
        Decrease in accounts receivable, net ..........................................         7,275         20,485
        Increase in prepaid expenses and other current assets .........................        (1,011)            (4)
        Increase (decrease) in accounts payable and accrued liabilities ...............        32,507        (17,701)
        Net effect of change in deferred barter revenues
           and deferred barter costs ..................................................           (64)          (725)
        Increase in other long-term liabilities .......................................           678          4,978
        Decrease in minority interest .................................................           (54)           (24)
    Payments on program contracts payable .............................................       (43,810)       (59,852)
                                                                                          -----------    -----------
        Net cash flows from operating activities ......................................       138,654        111,882
                                                                                          -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of property and equipment .............................................       (13,949)       (19,048)
    Payments for acquisition of television and radio stations .........................    (2,072,368)      (226,746)
    Costs related to future acquisitions and dispositions .............................            --         (6,114)
    Proceeds from sale of broadcasting assets .........................................       273,298         61,771
    Loans to officers and affiliates ..................................................        (1,467)          (673)
    Repayments of loans to officers and affiliates ....................................         2,313          1,481
    Equity investments ................................................................            --        (11,842)
    Distributions from joint venture
                                                                                                  655             --
                                                                                          -----------    -----------
           Net cash flows used in investing activities ................................    (1,811,518)      (201,171)
                                                                                          -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from notes payable, commercial bank financing and capital leases .........     1,799,670        298,500
    Repayments of notes payable, commercial bank  financing and capital leases ........      (554,802)      (195,399)
    Payments of costs relating to financing ...........................................       (11,169)            --
    Proceeds from exercise of stock options ...........................................         1,064          1,769
      Payment received upon execution of derivative instrument ........................         9,450             --
    Repurchases of the Company's Class A Company Stock ................................       (26,665)            --
      Net proceeds from issuance of Class A Common Stock ..............................       335,235             --
    Dividends paid on Series D Convertible Preferred Stock ............................        (7,763)        (7,763)
      Net payments (proceeds) related to equity put option contracts ..................        (1,499)         1,251
    Repayments of notes and capital leases to affiliates ..............................        (2,576)        (3,975)
                                                                                          -----------    -----------
           Net cash flows from financing activities ...................................     1,540,945         94,383
                                                                                          -----------    -----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ..................................      (131,919)         5,094
CASH AND CASH EQUIVALENTS, beginning of period ........................................       139,327          3,268
                                                                                          -----------    -----------
CASH AND CASH EQUIVALENTS, end of period ..............................................   $     7,408    $     8,362
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

INTERIM FINANCIAL STATEMENTS

The consolidated financial statements for the nine months ended September 30, 1998 and 1999 are unaudited, but in the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial position and results of operations, and cash flows for these periods.

As permitted under the applicable rules and regulations of the Securities and Exchange Commission, these financial statements do not include all disclosures normally included with audited consolidated financial statements, and, accordingly, should be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 1997, and 1998 for the years then ended. The results of operations presented in the accompanying financial statements are not necessarily representative of operations for an entire year.

RECLASSIFICATIONS

Certain   reclassifications  have  been  made  to  the  prior  period  financial statements to conform with the current period presentation.

DISCONTINUED OPERATIONS

During the third quarter of 1999, the Company began to execute its strategy to divest of its radio broadcast segment. In July 1999, the Company entered into an agreement to sell 46 of its radio stations in nine markets to Entercom Communications Corporation ("Entercom") for $824.5 million in cash. In addition, the Company is currently engaged in formal negotiations with Emmis
Communications Corporation ("Emmis") for the sale of its remaining radio stations serving the St. Louis market (see Note 5). Subject to the Company's strategy to divest of its radio broadcasting segment, "Discontinued Operations" accounting has been adopted for the periods presented in the accompanying financial statements and the notes thereto. As such, the results from operations of the radio broadcast segment, net of related income taxes, has been reclassified from income from operations and reflected as income from discontinued operations in the accompanying income statements for all periods presented. In addition, assets relating to the radio broadcast segment are reflected in "Broadcast assets related to discontinued operations" in the accompanying balance sheets for all periods presented.

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

3.   SUPPLEMENTAL CASH FLOW INFORMATION (IN THOUSANDS):

During the nine months ended September 30, 1998 and 1999, the Company's supplemental cash flow information is as follows:

                                                                                                  NINE MONTHS ENDED
                                                                                                    SEPTEMBER 30,
                                                                                               1998              1999
                                                                                               ----              ----

    Interest payments...............................................................      $   101,610       $   144,419
                                                                                          ===========       ===========
    Subsidiary trust minority interest payments.....................................      $    17,438       $    17,438
                                                                                          ===========       ===========
    Income tax payments.............................................................      $     1,930       $     5,872
                                                                                          ===========       ===========
    Capital lease obligations incurred..............................................      $     3,807       $    22,208
                                                                                          ===========       ===========


4.   EARNINGS PER SHARE:

The basic and diluted earnings per share and related computations are as follows (in thousands, except per share data):

                                                                       THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                     SEPTEMBER 30,
                                                                      1998            1999              1998           1999
                                                                      ----            ----              ----           ----
Weighted-average number of common shares......................         97,734          96,575           93,582         96,511
Diluted effect of outstanding stock options ..................          1,317             267            1,670             99
Diluted effect of conversion of preferred shares..............            288             107              288            108
                                                                 ------------    ------------      -----------    -----------
Diluted weighted-average number of common and common
    equivalent shares outstanding.............................         99,339          96,949           95,540         96,718
                                                                 ============    ============      ===========    ===========
Net loss......................................................   $     (2,174)   $   (11,341)      $    (6,329)   $   (11,652)
Preferred stock dividends payable.............................         (2,588)         (2,588)          (7,763)        (7,763)
                                                                 -------------   -------------     ------------   ------------
Net loss available to common stockholders.....................   $     (4,762)   $    (13,929)     $   (14,092)   $   (19,415)
                                                                 =============   =============     ============   ============
Basic loss per share from continuing operations...............   $      (0.13)   $     (0.20)      $     (0.20)   $     (0.33)
                                                                 =============   ============      ============   ============
Basic earnings per share from discontinued operations.........   $        0.08   $       0.06      $       0.17   $       0.13
                                                                 =============   ============      ============   ============
Basic loss per share from extraordinary item..................   $           -   $          -      $     (0.12)   $          -
                                                                 =============   ============      ============   ============
Basic loss per common share...................................   $      (0.05)   $     (0.14)      $     (0.15)   $     (0.20)
                                                                 =============   ============      ============   ============
Diluted loss per share from continuing operations   ..........   $      (0.13)   $     (0.20)      $     (0.20)   $     (0.33)
                                                                 =============   ============      ============   ============
Diluted earnings per share from discontinued operations.......   $        0.08   $       0.06      $       0.17   $       0.13
                                                                 =============   ============      ============   ============
Diluted loss per share from extraordinary item................   $           -   $          -      $     (0.12)   $          -
                                                                 =============   ============      ============   ============
Diluted loss per common share.................................   $      (0.05)   $     (0.14)      $     (0.15)   $     (0.20)
                                                                 =============   ============      ============   ============

5.   ACQUISITIONS AND DISPOSITIONS:

1999 ACQUISITIONS AND DISPOSITIONS

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

In September 1998, the Company agreed to sell the Guy Gannett television station WOKR-TV in Rochester, New York to the Ackerley Group, Inc. for a sales price of $125 million (the "Ackerley Disposition"). In April 1999, the Company closed on the purchase of WOKR-TV and simultaneously completed the sale of WOKR-TV to Ackerly.

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

PENDING DISPOSITIONS

STC Disposition. In March 1999, the Company entered into an agreement to sell to STC the television stations WICS/WICD-TV in the Springfield, Illinois market and KGAN-TV in the Cedar Rapids, Iowa market (the "STC Disposition"). In addition, the Company agreed to sell the Non-License Assets and rights to program WICD in the Springfield, Illinois market. The stations are being sold to STC for a sales price of $81.0 million and were acquired by the Company in connection with the Guy Gannett Acquisition. In April 1999, the Justice Department requested additional information in response to STC's filing under the Hart-Scott-Rodino Antitrust Improvements Act. The sale of the stations to STC has been delayed pending resolution of the questions raised by the Justice Department. If STC is unable to complete the purchase of these stations, the Company would continue to own these stations. Either STC or the Company may terminate the agreement if the transaction is not closed by March 15, 2000.

St. Louis Purchase Option. In connection with the acquisition of River City, the Company entered into a five year agreement (the "Baker Agreement") with Barry Baker (the Chief Executive Officer of River City) pursuant to which Mr. Baker served as a consultant to the Company until terminating such services effective March 8, 1999 (the "Termination Date"). As of February 8, 1999, the conditions to Mr. Baker becoming an officer of the Company had not been satisfied, and on that date Mr. Baker and the Company entered into a termination agreement effective March 8, 1999. Mr. Baker had certain rights as a consequence of the termination of the Baker Agreement. These rights included Mr. Baker's right to purchase at fair market value the television and radio stations owned by the Company serving the St. Louis, Missouri market.

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

Entercom Disposition. In July 1999, the Company entered into an agreement to sell 46 radio stations in nine markets to Entercom Communications Corporation ("Entercom") for $824.5 million in cash. The transaction does not include the Company's radio stations in the St. Louis market which are subject to the St. Louis Purchase Option as previously noted. The completion of this transaction is subject to FCC and Department of Justice approval.

6.       INTEREST RATE DERIVATIVE AGREEMENTS:

As of September 30, 1999, the Company had several interest rate swap agreements which expire from July 23, 2000 to July 15, 2007. The swap agreements set rates in the range of 5.5% to 8.1%. Floating interest rates are based upon the three month London Interbank Offered Rate (LIBOR) rate, and the measurement and settlement is performed quarterly. Settlements of these agreements are recorded as adjustments to interest expense in the relevant periods. The notional amounts related to these agreements were $1.6 billion at September 30, 1999, and decrease to $200 million through the expiration dates. In addition, the Company has entered into floating rate swaps with notional amounts totaling $750 million. As of September 30, 1999, $1.7 billion or 70% of the Company's outstanding indebtedness was either partially or entirely hedged.

The Company has no intentions of terminating these instruments prior to their expiration dates unless it were to prepay a portion of its bank debt. The counter parties to these agreements are international financial institutions. The Company estimates the fair value to retire these instruments at September 30, 1999 to be $5.1 million. The fair value of the interest rate hedging derivative instruments is estimated by obtaining quotations from the financial institutions which are a party to the Company's derivative contracts (the "Banks"). The fair value is an estimate of the net amount that the Company would pay at September 30, 1999 if the contracts were transferred to other parties or canceled by the Banks.

7.       EQUITY PUT AND CALL OPTIONS:

During September 1999, the Company entered into put and call option contracts related to the Company's common stock which mature on June 28, 2000 and March 28, 2000, respectively. These option contracts were entered into for the purpose of hedging the dilution of the Company's common stock upon the exercise of stock options granted and can either be physically settled in cash or net physically settled in shares, at the election of the Company. The Company entered into 1.0 million call options for common stock and 1.7 million put options for common stock, with a strike price of $10.45 and $9.45 per common share, respectively.

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

As of September 30,1999, the Company's Option Derivative liability recorded in "other long-term liabilities" in the accompanying consolidated balance sheet is $6.2 million. The fair market value adjustment for the nine months ended September 30,1999 resulted in an income statement benefit (unrealized gain) of $12.3 million.

If the yield on five-year treasuries at September 30, 2000 were to equal the forward five-year treasury rate on September 30, 1999 (6.02%), Sinclair would be required to make five annual payments of approximately $360,000 each. If the yield on five-year treasuries declines in periods before September 30, 2000, Sinclair would be required to recognize losses. In any event, Sinclair will not be required to make any payments until September 30, 2000.

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

The matters discussed in this report include forward-looking statements. When used in this report, the words "intends to," "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to a number of risks and uncertainties. Actual results in the future could differ materially and adversely from those described in the forward-looking statements as a result of various important factors, including the impact of changes in national and regional economies, successful integration of acquired television and radio stations (including achievement of synergies and cost reductions), pricing fluctuations in local and national advertising, volatility in programming costs, the availability of suitable acquisitions on acceptable terms, the timely completion of dispositions on the terms agreed to and the other risk factors set forth in the Company's prospectus filed with the Securities and Exchange Commission on April 19, 1998, pursuant to rule 424(b)(5). The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

DISCONTINUED OPERATIONS

During the third quarter of 1999, the Company began to execute its strategy to divest of its radio broadcast segment. In July 1999, the Company entered into an agreement to sell 46 of its radio stations in nine markets to Entercom Communications Corporation ("Entercom") for $824.5 million in cash. In addition, the Company is currently engaged in formal negotiations with Emmis
Communications Corporation ("Emmis") for the sale of its remaining radio stations serving the St. Louis market. Subject to the Company's strategy to divest of its radio broadcasting segment, "Discontinued Operations" accounting has been adopted for the periods presented in the accompanying financial statements and the notes thereto. As such, the results from operations of the radio broadcast segment, net of related income taxes, has been reclassified from income from operations and reflected as income from discontinued operations in the accompanying income statements for all periods presented. In addition, assets relating to the radio broadcast segment are reflected in "Broadcast assets related to discontinued operations" in the accompanying balance sheets for all periods presented.

The following table sets forth certain operating data for the three months and nine months ended September 30, 1998 and 1999:


OPERATING DATA (dollars in thousands, except per share data):
---------------------------------------------------------------------------------------------------------------------

                                                            THREE MONTHS                       NINE MONTHS
                                                        ENDED SEPTEMBER 30,                ENDED SEPTEMBER 30,
                                                      1998              1999             1998              1999
                                                      ----              ----             ----              ----
Net broadcast revenues (a) .....................   $   151,996     $   160,880     $   377,755     $   484,235
Barter revenues ................................        18,433          15,231          41,724          44,855
                                                   -----------     -----------     -----------     -----------
Total revenues .................................       170,429         176,111         419,479         529,090
                                                   -----------     -----------     -----------     -----------
Operating costs (b) ............................        64,372          71,738         153,166         203,596
Expenses from barter arrangements ..............        17,005          14,101          37,967          41,098
Depreciation, amortization and stock-based
   compensation (c) ............................        54,520          52,354         123,091         164,546
                                                   -----------     -----------     -----------     -----------
Broadcast operating income .....................        34,532          37,918         105,255         119,850
Interest expense ...............................       (40,414)        (45,344)        (95,315)       (132,622)
Subsidiary trust minority interest expense (d) .        (5,813)         (5,813)        (17,438)        (17,438)
Interest and other income ......................         1,454             795           4,781           2,729
Unrealized gain (loss) on derivative
   instrument ..................................       (10,150)            716         (10,150)         12,302
Gain on sale of broadcast assets ...............         1,248             233           1,248             233
                                                   -----------     -----------     -----------     -----------
Loss before income taxes .......................       (19,143)        (11,495)        (11,619)        (14,946)
Income tax benefit (provision) .................         9,480          (5,403)            543          (8,893)
                                                   -----------     -----------     -----------     -----------
Net loss from continuing operations ............        (9,663)        (16,898)        (11,076)        (23,839)
Net income from discontinued operations,
   net of income taxes .........................         7,489           5,557          15,810          12,187
Extraordinary item, net of income taxes ........            --              --         (11,063)             --
                                                   -----------     -----------     -----------     -----------
Net loss .......................................   $    (2,174)    $   (11,341)    $    (6,329)    $   (11,652)
                                                   ===========     ===========     ===========     ===========
Net loss available to common stockholders ......   $    (4,762)    $   (13,929)    $   (14,092)    $   (19,415)
                                                   ===========     ===========     ===========     ===========
OTHER DATA:
       Broadcast Cash Flow (e) .................   $    78,886     $    76,460     $   196,552     $   238,650
       Broadcast Cash Flow margin (f) ..........          51.9%           47.5%           52.0%           49.3%
       Adjusted EBITDA (g) .....................   $    74,847     $    71,096     $   184,536     $   224,544
       Adjusted EBITDA margin (f) ..............          49.2%           44.2%           48.9%           46.4%
       After tax cash flow (h) .................   $    33,106     $    27,970     $    85,809     $    97,040
       Program contract payments ...............        14,205          19,176          43,810          59,852
       Corporate expense .......................         4,039           5,364          12,016          14,106
       Capital expenditures ....................         5,650           7,478          13,949          19,048
       Cash flows from operating activities ....        71,151          39,380         138,654         111,882
       Cash flows from investing activities ....    (1,163,190)        (86,877)     (1,811,518)       (201,171)
       Cash flows from financing activities ....       779,314          46,260       1,540,945          94,383
---------------------------------------------------------------------------------------------------------------

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

e) "Broadcast cash flow" is defined as broadcast operating income plus corporate expenses, stock based compensation, depreciation and amortization (including film amortization and amortization of deferred compensation), less cash payments for program rights. Cash program payments represent cash payments made for current programs payable and do not necessarily correspond to program usage. The Company has presented broadcast cash flow data, which the Company believes is comparable to the data provided by other companies in the industry, because such data are commonly used as a measure of performance for broadcast companies; however, there can be no assurance that it is comparable. However, broadcast cash flow does not purport to represent cash provided by operating activities as reflected in the Company's consolidated statements of cash flows, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. Management believes the presentation of broadcast cash flow
         (BCF) is relevant and useful because 1) BCF is a measurement utilized by lenders to measure the Company's ability to service its debt, 2) BCF is a measurement utilized by industry analysts to determine a private market value of the Company's television and radio stations and 3) BCF is a measurement industry analysts utilize when determining the operating performance of the Company.

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

h) "After tax cash flow" is defined as net income (loss) available to common stockholders, plus depreciation and amortization (excluding film amortization), stock-based compensation, the deferred tax provision (or minus the deferred tax benefit) and minus the gain on sale of assets and unrealized gain on derivative instrument (or minus the unrealized loss on derivative instrument). The Company has presented after tax cash flow data, which the Company believes is comparable to the data provided by other companies in the industry, because such data are commonly used as a measure of performance for broadcast companies; however, there can be no assurances that it is comparable. After tax cash flow is presented here not as a measure of operating results and does not purport to represent cash provided by operating activities. After tax cash flow should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. Management believes the presentation of after tax cash flow is relevant and useful because 1) ATCF is a measurement utilized by lenders to measure the Company's ability to service its debt, 2) ATCF is a measurement utilized by industry analysts to determine a private market value of the Company's television and radio stations and 3) ATCF is a measurement analysts utilize when determining the operating performance of the Company.

Net broadcast revenues increased to $160.9 million for the three months ended September 30, 1999 from $152.0 million for the three months ended September 30, 1998, or 5.9%. Net broadcast revenues increased to $484.2 million for the nine months ended September 30, 1999 from $377.8 million for the nine months ended September 30, 1998, or 28.2%. The increase in net broadcast revenues for the three months ended September 30, 1999 as compared to the three months ended
September 30, 1998 comprised $5.1 million related to the acquisition and disposition of television stations and LMA transactions consummated by the Company in 1998 and 1999 (collectively the "1998 and 1999 Transactions") and $3.8 million related to an increase in net broadcast revenue on a same station basis, which increased by 2.6%.

The increase in net broadcast revenues for the nine months ended September 30, 1999 comprised $103.4 million related to the 1998 and 1999 Transactions and $3.0 million related to an increase in net broadcast revenues on a same station basis, which increased by 1.0%. The increase in net broadcast revenues on a same station basis for the three and nine months ended September 30, 1999 as compared to the three and nine months ended September 30, 1998 primarily resulted from an increase in market share and market revenue in certain of the Company's television markets.

Operating costs increased to $71.7 million for the three months ended September 30, 1999 from $64.4 million for the three months ended September 30, 1998, or 11.3%. Operating costs increased to $203.6 million for the nine months ended September 30, 1999, from $153.2 million for the nine months ended September 30, 1998, or 32.9%. The increase in operating costs for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998 comprised $4.0 million related to the 1998 and 1999 Transactions, $1.3 million related to an increase in corporate overhead expenses and $2.0 million related to an increase in operating costs on a same station basis, which increased 3.5%. The increase in operating costs for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998 comprised $47.3 million related to the 1998 and 1999 Transactions, $2.1 million related to an increase in corporate overhead expenses and $1.0 million related to an increase in operating costs on a same station basis, which increased 0.8%. The increases in corporate overhead for the three and nine month periods ended September 30,1999 primarily resulted from an increase in expenses associated with managing a larger base of operations.

Interest expense increased to $45.3 million for the three months ended September 30, 1999 from $40.4 million for the three months ended September 30, 1998, or 12.1%. Interest expense increased to $132.6 million for the nine months ended September 30, 1999 from $95.3 million for the nine months ended September 30, 1998, or 39.1%. The increase in interest expense for the three months and nine months ended September 30, 1999 primarily resulted from higher interest expense related to current year acquisitions and a higher applicable interest rate margin for borrowing under the Company's Bank Credit Agreement.

Interest and other income decreased to $0.8 million for the three months ended September 30, 1999 from $1.5 million for the three months ended September 30, 1998. Interest and other income decreased to $2.7 million for the nine months ended September 30, 1999 from $4.8 million for the nine months ended September 30, 1998. These decreases were primarily due to a decrease in average cash balance, for the three months and nine months ended September 30, 1999 when compared to the same period in 1998.

Income tax provision was $5.4 million for the three months ended September 30, 1999 as compared to an income tax benefit of $9.5 million for the three months ended September 30, 1998. For the nine months ended September 30, 1999, the Company recorded a tax provision of $8.9 million on pre-tax income, an effective tax rate of 315%. In accordance with FASB 109, "Accounting for Income Taxes", the Company applies its projected income tax rate for the year ended December 31,1999 to intraperiod financial statements. The Company's high projected tax rate for 1999 results from book income being projected to be less than permanent differences between book and taxable income.

The net deferred tax liability increased to $172.8 million as of September 30, 1999 from $165.5 million as of December 31, 1998. The increase in the Company's net deferred tax liability as of September 30, 1999 as compared to December 31, 1998 primarily resulted from the Company recording a net deferred tax provision for the nine months ended September 30,1999.

Net loss available to common stockholders for the three months ended September 30, 1999 was $13.9 million or $.14 per share compared to net loss of $4.8 million or $.05 per share for the three months ended September 30, 1998. Net loss available to common stockholders for the nine months ended September 30, 1999 was $19.4 million or $.20 per share compared to a net loss of $14.1 million or $.15 per share for the nine months ended September 30, 1998. Net loss available to common stockholders increased for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998 due to an increase in interest expense, a decrease in income from discontinued operations, a decrease in interest income, and an extraordinary loss incurred during 1998 offset by an increase in broadcast operating income and an unrealized gain on derivative instrument. The Company's 1998 extraordinary loss of $11.1 million net of a related tax benefit of $7.4 million resulted from the write-off of debt acquisition costs associated with indebtedness replaced by the 1998 Bank Credit Agreement. Net loss available to common stockholders increased for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998 because of the same factors noted above with the exception of the extraordinary loss which was incurred during the second quarter of 1998.

Net income from discontinued operations decreased to $5.6 million for the three months ended September 30, 1999 from $7.5 million for the three months ended September 30, 1998, or 25.3%. Net income from discontinued operations decreased to $12.2 million for the nine months ended September 30, 1999 from $15.8 million for the nine months ended September 30, 1998, or 22.8%. The decrease in net income from discontinued operations for the three and nine months ended September 30,1999 as compared to the same periods ended September 30, 1998 primarily resulted from dispositions consummated by the Company during the first six months of 1998 partially offset by the acquisitions consummated by the Company during the same period of 1998.

Broadcast cash flow decreased to $76.5 million for the three months ended September 30, 1999 from $78.9 million for the three months ended September 30, 1998, or 3.0%. Broadcast cash flow increased to $238.7 million for the nine months ended September 30, 1999 from $196.6 million for the nine months ended September 30, 1998, or 21.4%. The decrease in broadcast cash flow for the three months ended September 30, 1999 primarily resulted from an increase in operating expenses as a percentage of net broadcast revenues and an increase in program contract payments resulting from increased cash payments for program contracts in the 1999 period that were not required in 1998 because sellers of stations we acquired had, in accordance with industry practice, previously made program contract payments relating to this period in advance of our acquisitions. The increase in broadcast cash flow for the nine months ended September 30, 1999 primarily related to the 1998 and 1999 Transactions as broadcast cash flow on a same station basis remained relatively consistent with the nine months ended September 30,1998.

The Company's broadcast cash flow margin decreased to 47.5% for the three months ended September 30, 1999 from 51.9% for the three months ended September 30,1998. The Company's broadcast cash flow margin decreased to 49.3% for the nine months ended September 30, 1999 from 52.0% for the nine months ended September 30, 1998. The decrease in broadcast cash flow margins for the three and the nine months ended September 30, 1999 as compared to the three and the nine months ended September 30, 1998 primarily resulted from increased cash payments for program contracts in the 1999 periods that were not required in 1998 because sellers of stations we acquired had, in accordance with industry practice, previously paid approximately $4.3 million of program contract payments relating to these periods in advance of our acquisitions. When comparing broadcast cash flow margins on a same station basis for the three months ended September 30, 1998 and 1999 margins decreased from 50.1% to 49.1%. When comparing broadcast cash flow margins on a same station basis for the nine months ended September 30, 1998 and 1999, margins decreased from 51.2% to 50.7%.

Adjusted EBITDA decreased to $71.1 million for the three months ended September 30, 1999 from $74.8 million for the three months ended September 30, 1998, or 5.0%. Adjusted EBITDA increased to $224.5 million for the nine months ended September 30, 1999 from $184.5 million for the nine months ended September 30, 1998, or 21.7%. The decrease in Adjusted EBITDA for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998 primarily resulted from a decrease in broadcast cash flow as noted above combine with an increase in corporate overhead. The increases in Adjusted EBITDA for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998 primarily resulted from the 1998 and 1999 Transactions. The Company's Adjusted

EBITDA margin decreased to 44.2% for the three months ended September 30, 1999 from 49.2% for the three months ended September 30, 1998. The Company's Adjusted EBITDA margin decreased to 46.4% for the nine months ended September 30, 1999 from 48.9% for the nine months ended September 30, 1998. Decreases in Adjusted EBITDA margins for the three and nine months ended September 30, 1999 as compared to the three and nine months ended September 30, 1998 primarily resulted from increased cash payments for program contracts in the 1999 periods that were not required in 1998 because sellers of stations we acquired had, in accordance with industry practice, previously paid approximately $4.3 million of program contract payments relating to these periods in advance of our acquisitions and from the increases in corporate overhead expenses required because of the Company's larger base of operations.

After tax cash flow decreased to $28.0 million for the three months ended September 30, 1999 from $33.1 million for the three months ended September 30, 1998, or 15.4%. After tax cash flow increased to $97.0 million for the nine months ended September 30, 1999 from $85.8 million for the nine months ended September 30, 1998 or 13.1%. The decrease in after tax cash flow for the three months ended September 30,1999 as compared to the three months ended September 30,1998 primarily resulted from an increase in interest expense resulting from television assets acquired during 1999 and a slight increase in interest rates on the Company's floating rate debt. The increase in after tax cash flow for the nine months ended September 30, 1999 as compared to the nine months ended
September 30, 1998 primarily resulted from an increase in broadcast operating income relating to the 1998 and 1999 Transactions offset by an increase in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of liquidity are cash provided by operations and availability under the 1998 Bank Credit Agreement. As of September 30, 1999, the Company had $8.4 million in cash balances and excluding the effect of assets held for sale and broadcast assets related to discontinued operations, working capital of approximately $8.1 million. As of November 4, 1999, the remaining balance available under the Revolving Credit Facility was $56.5 million. Based on pro forma trailing cash flow levels for the twelve months ended September 30, 1999, the Company had approximately $36.7 million available of current borrowing capacity under the Revolving Credit Facility. The 1998 Bank Credit Agreement also provides for an incremental term loan commitment in the amount of up to $400 million which can be utilized upon approval by the Agent bank and the raising of sufficient commitments from banks to fund the additional loans.

In July 1999, the Company entered into an agreement to sell 46 radio stations in nine markets to Entercom Communications Corp. ("Entercom") for $824.5 million in cash. The transaction does not include Sinclair's radio stations in the St. Louis market, which are subject to the St. Louis Purchase Option (see Note 5). The transaction is subject to FCC and Department of Justice approval. The Company intends to use proceeds from the sale to reduce debt levels which is expected to give the Company additional borrowing capacity under the 1998 Bank Credit Agreement. The Company may also use a portion of the proceeds to make acquisitions or to repurchase shares of its Class A Common Stock.

In April and July 1999, the Company closed the acquisitions of the Guy Gannett television stations. The Company has agreed to sell three of the stations to STC for approximately $81.0 million in the STC Disposition. In April 1999, the Justice Department requested additional information in response to STC's filing under the Hart-Scott-Rodino Antitrust Improvements Act. The sale of the stations to STC has been delayed pending resolution of the questions raised by the Justice Department. If STC is unable to complete the purchase of these stations, the Company would continue to own these stations. Either STC or the Company may terminate the agreement if the transaction is not closed by March 15, 2000.

On April 19, 1999, the Company entered into an agreement (the "ATC Agreement") with American Tower Corporation, an independent owner, operator and developer of broadcast and wireless communication sites in the United States. Under the agreement, the Company would provide American Tower access to tower sites in a number of the Company's markets including Nashville, TN, Dayton, OH, Richmond, VA, Mobile, AL, Pensacola, FL, San Antonio, TX, and Syracuse, NY. American Tower would construct new towers in each of these markets and will lease space on the towers to the Company. This is expected to provide the Company the additional tower capacity required to develop its digital television transmission needs in these markets at an initial capital outlay lower than would be required if the Company constructed these towers itself. The form of the master lease has been completed and agreed to; however, each market is subject to individual negotiations on terms specific to that market, which are still being negotiated with American Tower Corporation. If the Company and American Tower cannot agree on the terms and conditions of the individual market leases, neither party will have any obligation to the other under the ATC Agreement, which will then become a nullity.

Net cash flows from operating activities decreased to $111.9 million for the nine months ended September 30, 1999 from $138.7 million for the nine months ended September 30, 1998 primarily as a result of the increase in program contract payments. The Company made payments of interest on outstanding indebtedness and subsidiary trust minority interest expense totaling $161.9 million during the nine months ended September 30, 1999 as compared to $119.0 million for the nine months ended September 30, 1998. Program rights payments for the nine months ended September 30, 1999 increased $16.0 million or 36.6%. This increase in program rights payments was comprised of $13.7 million related to the 1998 and

1999 Transactions and $2.3 million related to an increase in programming costs on a same station basis which increased 5.2%.

Net cash flows used in investing activities decreased to $201.2 million for the nine months ended September 30, 1999 from $1.8 billion for the nine months ended September 30, 1998. For the nine months ended September 30, 1999, the Company made cash payments of approximately $232.9 million related to the acquisition of television and radio broadcast assets primarily by utilizing available indebtedness under the 1998 Bank Credit Agreement. For the nine months ended September 30, 1999, the Company received approximately $61.8 million of cash proceeds related to the sale of certain television and radio broadcast assets which was primarily utilized to repay indebtedness under the 1998 Bank Credit Agreement. During the nine months ended September 30, 1999, the Company made equity interest investments of approximately $11.8 million. The Company made payments for property and equipment of $19.0 million for the nine months ended September 30, 1999. The Company anticipates that future requirements for capital expenditures will include other acquisitions if suitable acquisitions can be identified on acceptable terms.

Net cash flows provided by financing activities decreased to $94.4 million for the nine months ended September 30, 1999 from $1.5 billion for the nine months ended September 30, 1998. During the nine months ended September 30, 1999, the Company repaid $156.0 million and $37.5 million under the 1998 Bank Credit Agreement Revolving Credit Facility and Term Loan Facility, respectively. In addition, the Company utilized borrowings under the Revolving Credit Facility of $298.5 million primarily to fund acquisition activity including the Guy Gannett Acquisition.

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

YEAR 2000

The Company has commenced a process to assure Year 2000 compliance of all hardware, software, broadcast equipment and ancillary equipment that are date dependent. The process involves four phases:

Phase I - Inventory and Data Collection. This phase involves an identification of all items that are date dependent. Sinclair commenced this phase in the third quarter of 1998, and Management estimates it has completed approximately 90% of this phase as of the date hereof. The Company expects to complete this phase during of the fourth quarter of 1999.

Phase II - Compliance Requests. This phase involves requests to information technology systems vendors for verification that the systems identified in Phase I are Year 2000 compliant. Sinclair has identified and begun to replace items that cannot be updated or certified as compliant. Sinclair has completed the compliance request phase of its plan as of the date hereof. In addition, Sinclair has verified that its accounting, traffic, payroll, and local and wide area network hardware and software systems are compliant. In addition, Sinclair has completed the process of ascertaining that all of its personal computers and PC applications are compliant. Sinclair is currently reviewing its news room systems, building control systems, security systems and other miscellaneous systems. The Company expects to complete this phase during of the fourth quarter of 1999.

Phase III - Test, Fix and Verify. This phase involves testing all items that are date dependent and upgrading all non-compliant devices. Sinclair expects to complete aspects of this phase during the fourth quarter of 1999.

Phase IV - Final Testing, New Item Compliance. This phase involves review of all inventories for compliance and retesting as necessary. During this phase, all new equipment will be tested for compliance. Sinclair expects to complete this phase during the fourth quarter of 1999.

Follow up and documentation for the implementation of each phase has been delayed from the originally scheduled completion dates due to turnover of MIS personnel. The Company believes that it is now on schedule to complete the documentation and remaining processes before the end of the year.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

CHANGE IN MARKET RISK

As noted above, the Company's net loss for the nine months ended September 30, 1999 included recognition of a gain of $12.3 million on a treasury option derivative instrument. Upon execution of the treasury option derivative instrument during 1998, the Company received a cash payment of $9.5 million. The treasury option derivative instrument will require the Company to make five annual payments equal to the difference between 6.14% minus the interest rate yield on five-year treasury securities on September 30, 2000 times the $300 million notional amount of the instrument. If the yield on five-year treasuries is equal to or greater than 6.14% on September 30, 2000, the Company will not be required to make any payment under the terms of this instrument. If the rate is below 6.14% on that date, the Company will be required to make payments, as described above, and the size of the payment will increase as the rate goes down. For each accounting period, the Company recognizes unrealized gain on an expense equal to the change in the projected liability under this arrangement based on interest rates at the end of the period. The gain recognized in the nine months ended September 30, 1999 reflects an adjustment of the Company's liability under this instrument to the present value of future payments based on the two-year forward five-year treasury rate as of September 30, 1999 for five year treasury notes with a settlement date of September 30, 2000. If the yield on five-year treasuries at September 30, 2000 were to equal the forward five-year treasury rate on September 30, 1999 (6.02%), Sinclair would be required to make five annual payments of approximately $360,000 each. If the yield on five-year treasuries declines in periods before September 30, 2000, Sinclair would be required to recognize losses. In any event, Sinclair will not be required to make any payments until September 30, 2000.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

EXHIBIT
NUMBER          DESCRIPTION

10.1 Second Modification Agreement dated April 30, 1999 by and between Guy Gannett Communications and Sinclair Communications, Inc., to modify the Purchase Agreement dated September 4, 1998 by and between Guy Gannett Communications and Sinclair Communications, Inc., as thereafter amended and modified.

10.2 Asset Purchase Agreement dated August 18, 1999 by and between Sinclair Communications, Inc. and certain of its affiliates named therein and Entercom Communications Corp.

10.3 Asset Purchase Agreement dated August 20, 1999 among Sinclair Communications, Inc., Sinclair Media III, Inc., Sinclair Radio of Kansas City Licensee, LLC and Entercom Communications Corp.

10.4 Amendment to Purchase Agreement, dated March 16, 1999, to amend Purchase Agreement dated as of September 4, 1998 by and between Guy Gannett Communications and Sinclair Communications, Inc.

10.5 Modification Agreement dated April 12, 1999 by and between Guy Gannett Communications and Sinclair Communications, Inc., to modify the Purchase Agreement dated September 4, 1998 by and between Guy Gannett Communications and Sinclair Communications, Inc., as thereafter amended.

10.6 Purchase Agreement dated March 16, 1999, by and between Sinclair Communications, Inc. and STC Broadcasting, Inc.

10.7            Amended and Restated  Purchase  Agreement  dated August 20, 1999
                among   Sinclair   Communications,   Inc.  and  certain  of  its
                affiliates named therein and Entercom Communications Corp.

27              FDS

B)  REPORTS ON FORM 8-K

    None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized in the city of Baltimore, Maryland on the 12th day of November, 1999.

                                           SINCLAIR BROADCAST GROUP, INC.

                                           by:       /s/  Thomas E. Severson
                                                     -----------------------
                                                    Thomas E. Severson
                                                    Chief Accounting Officer
                                                    Principal Accounting Officer