Form 10-K
period 1999-12-31
SINCLAIR BROADCAST GROUP INC
filed 2000-03-30
CIK 912752

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

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999    COMMISSION FILE NUMBER: 000-26076


                         SINCLAIR BROADCAST GROUP, INC.
             (Exact name of Registrant as specified in its charter)

                              ---------------------

               MARYLAND                             52-1494660
       (State of incorporation)       (I.R.S. Employer Identification No.)

                              10706 BEAVER DAM ROAD
                             COCKEYSVILLE, MD 21030
                    (Address of principal executive offices)
                                 (410) 568-1500
              (Registrant's telephone number, including area code)

                              ---------------------
        Securities registered pursuant to Section 12 (b) of the Act: None
          Securities registered pursuant to Section 12 (g) of the Act:

                 Class A common stock, par value $.01 per share
               Series D preferred stock, par value $.01 per share

     Indicate by check mark whether the registrant (1) has filed all reports required to be files by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this report, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Based on the closing sale price of $9.375 per share as of March 24, 2000, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $429.1 million.

     As of March 24, 2000, there were 45,765,811 shares of class A common stock, $.01 par value; 47,570,886 shares of class B common stock, and 3,450,000 shares of series D preferred stock, $.01 par value, convertible into 7,561,644 shares of class A common stock of the registrant issued and outstanding.

     In addition, 2,000,000 shares of $200 million aggregate liquidation value of 11 5/8% High Yield Trust Offered Preferred Securities of Sinclair Capital, a subsidiary trust of Sinclair Broadcast Group, Inc., are issued and outstanding.

                       Documents Incorporated by Reference

     Portions of the definitive proxy statement to be delivered to shareholders in connection with the 2000 annual meeting of shareholders are incorporated by reference into Part III.
================================================================================

                                     PART I

FORWARD-LOOKING STATEMENTS

     This report includes or incorporates forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions about us, including, among other things:

     o    the impact of changes in national and regional economies,

     o    our ability to service our outstanding debt,

     o successful integration of acquired television stations, including achievement of synergies and cost reductions,

     o    pricing fluctuations in local and national advertising,

     o    volatility in programming costs, and

     o    the effects of governmental regulation of broadcasting.

     Other matters set forth in this report, including the risk factors set forth in Item 7 of this report, or in the documents incorporated by reference may also cause actual results in the future to differ materially from those described in the forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.

ITEM 1. BUSINESS

     We are a diversified broadcasting company that owns or provides programming services pursuant to local marketing agreements (LMAs) to more television stations than any other commercial broadcasting group in the United States. We currently own, or provide programming services pursuant to LMAs to, 61 television stations and 11 radio stations. During 1999, we sold the majority of our radio stations and we have entered into agreements to sell, or intend to sell in the future, our remaining radio stations. In addition, we own equity interests in three Internet-related companies.

     The 61 television stations that we own or program pursuant to LMAs are located in 40 geographically diverse markets, with 33 of the stations in the top 47 television designated market areas (DMAs) in the United States. Our television station group is diverse in network affiliation with 20 stations affiliated with Fox Broadcasting Company (Fox), 18 with The WB Television Network (WB), eight with United Paramount Television Network Partnership (UPN), seven with ABC, four with NBC and three with CBS. One station operates as an independent.

     Through our wholly owned subsidiary, Sinclair Ventures, Inc., we own or have options to acquire equity interests in three Internet-related companies, namely NetFanatics, Inc., a web developer offering e-business solutions and applications; Synergy Brands, Inc., an incubator of on-line consumer product companies; and BeautyBuys.com, Inc., an e-tailer of brand name health and beauty products and also a majority-owned subsidiary of Synergy Brands.

     In July 1999, we entered into an agreement to sell 46 of our 52 radio stations in nine of our ten markets to Entercom Communications Corporation (Entercom). In December 1999, we completed the sale of 41 of our radio stations in eight markets to Entercom. The sale of the remaining five stations is expected to close in the third quarter of 2000. We are currently engaged in litigation relating to the sale of the six radio properties and one television station in the St. Louis market.

     We underwent rapid and significant growth from 1991 to 1999. Since 1991, we have increased the number of stations we own or provide services to from three television stations to 61 television stations. From 1991 to 1999, net broadcast revenues and Adjusted EBITDA [as defined in Item 6, Statement of Operations Data, note (g)], increased from $39.7 million to $670.3 million, and from $15.5 million to $313.3 million, respectively.

     During 1999, we modified our business strategy by:

     o departing from our historical television broadcast asset acquisition strategy,

     o refocusing on the consolidation of operations of television broadcast assets acquired in previous years by reinvesting in these businesses,

     o developing our Internet division as it complements our television broadcast platform, and

     o    divesting our radio broadcast division.

     We believe that our new business strategy will allow us to focus on maximizing the potential of the broadcast assets we currently operate while exploring Internet opportunities provided by our platform.

     We are a Maryland corporation formed in 1986. Our principal offices are located at 10706 Beaver Dam Road, Cockeysville, MD 21030, and our telephone number is (410) 568-1500.

TELEVISION BROADCASTING

     We own and operate, provide programming services to, or have agreed to acquire the following television stations:

                                        MARKET
                MARKET                 RANK (A)   STATIONS   STATUS (B)   CHANNEL
------------------------------------- ---------- ---------- ------------ ---------
Tampa, Florida ......................     13        WTTA        LMA          38
Minneapolis/St. Paul, Minnesota .....     14        KMWB        O&O          23
Sacramento, California ..............     19        KOVR        O&O          13
Pittsburgh, Pennsylvania ............     20        WPGH        O&O          53
                                                    WCWB      LMA (e)        22
St. Louis, Missouri .................     21        KDNL        O&O          30
Baltimore, Maryland .................     24        WBFF        O&O          45
                                                    WNUV        LMA          54
Indianapolis, Indiana ...............     26        WTTV        O&O           4
                                                    WTTK        O&O          29
Raleigh-Durham, North Carolina ......     29        WLFL        O&O          22
                                                    WRDC      LMA (g)        28
Nashville, Tennessee ................     30        WZTV      LMA (h)        17
                                                    WUXP      LMA (i)        30
Kansas City, Missouri ...............     31        KSMO        O&O          62
Cincinnati, Ohio ....................     32        WSTR        O&O          64
Milwaukee, Wisconsin ................     33        WCGV        O&O          24
                                                    WVTV      LMA (g)        18
Columbus, Ohio ......................     34        WSYX        O&O           6
                                                    WTTE        LMA          28
Asheville, North Carolina and
 Greenville/Spartanburg/
 Anderson, South Carolina ...........     35        WBSC      LMA (g)        40
                                                    WLOS        O&O          13
San Antonio, Texas ..................     37        KABB        O&O          29
                                                    KRRT      LMA (g)        35
Birmingham, Alabama .................     39        WTTO        O&O          21
                                                    WABM      LMA (g)        68
                                                    WDBB      LMA (k)        17
Norfolk, Virginia ...................     42        WTVZ        O&O          33
Buffalo, New York ...................     44        WUTV      LMA (h)        29
Oklahoma City, Oklahoma .............     45        KOCB        O&O          34
                                                    KOKH      LMA (l)        25
Greensboro/Winston-Salem,
 Salem/Highpoint,
 North Carolina .....................     47        WXLV      LMA (h)        45
                                                    WUPN      LMA (m)        48
Las Vegas, Nevada ...................     53        KVWB        O&O          21
                                                    KFBT      LMA (n)        33
Dayton, Ohio ........................     56        WKEF        O&O          22
                                                    WRGT        LMA          45
                                                        NUMBER OF
                                                       COMMERCIAL                EXPIRATION
                                                       STATIONS IN     STATION     DATE OF
                MARKET                 AFFILIATION   THE MARKET (C)   RANK (D)   FCC LICENSE
------------------------------------- ------------- ---------------- ---------- ------------
Tampa, Florida ......................      WB               7        7             2/1/05
Minneapolis/St. Paul, Minnesota .....      WB               6        5             4/1/06
Sacramento, California ..............     CBS               6        3            12/1/06
Pittsburgh, Pennsylvania ............     FOX               6        4             8/1/07
                                           WB                        5             8/1/07
St. Louis, Missouri .................     ABC               6        5             2/1/06
Baltimore, Maryland .................     FOX               6        5            10/1/04
                                           WB                        4            10/1/04
Indianapolis, Indiana ...............      WB               9        4             8/1/05
                                           WB                        4 (f)         8/1/05
Raleigh-Durham, North Carolina ......      WB               7        3            12/1/04
                                          UPN                        3            12/1/04
Nashville, Tennessee ................     FOX               7        4             8/1/05
                                          UPN                        5             8/1/05
Kansas City, Missouri ...............      WB               8        5             2/1/06
Cincinnati, Ohio ....................      WB               5        5            10/1/05
Milwaukee, Wisconsin ................     UPN               7        6            12/1/05
                                           WB                        5            12/1/05
Columbus, Ohio ......................     ABC               5        3            10/1/05
                                          FOX                        4            10/1/05
Asheville, North Carolina and
 Greenville/Spartanburg/
 Anderson, South Carolina ...........      WB               5        5            12/1/04
                                          ABC               6        3            12/1/04
San Antonio, Texas ..................     FOX               5        3           8/1/98 (j)
                                           WB                        4           8/1/98 (j)
Birmingham, Alabama .................      WB               8        4             4/1/05
                                          UPN                        6             4/1/05
                                           WB               2        6             4/1/05
Norfolk, Virginia ...................      WB               6        4            10/1/04
Buffalo, New York ...................     FOX               5        4             6/1/07
Oklahoma City, Oklahoma .............      WB               6        4             6/1/06
                                          FOX                        4             6/1/06
Greensboro/Winston-Salem,
 Salem/Highpoint,
 North Carolina .....................     ABC               8        4            12/1/04
                                          UPN               5        5            12/1/04
Las Vegas, Nevada ...................      WB               6        5            10/1/06
                                        IND (o)                      6            10/1/06
Dayton, Ohio ........................     NBC               4        3            10/1/05
                                          FOX                        4            10/1/05

                                                                                               NUMBER OF
                                                                                              COMMERCIAL                EXPIRATION
                                        MARKET                                               STATIONS IN     STATION     DATE OF
                MARKET                 RANK (A)  STATIONS   STATUS (B) CHANNEL AFFILIATION  THE MARKET (C)   RANK (D)   FCC LICENSE
-------------------------------------- -------- ---------- ----------- ------- ----------- ---------------- ---------- ------------
 Charleston and Huntington,
  West Virginia ......................      59     WCHS        O&O         8       ABC            4             3        10/1/04
                                                   WVAH        LMA        11       FOX                          4        10/1/04
 Richmond, Virginia ..................      60     WRLH      LMA (h)      35       FOX            5             4        10/1/04
 Mobile, Alabama and
  Pensacola, Florida .................      62     WEAR        O&O         3       ABC            6             2         2/1/05
                                                   WFGX        LMA        35        WB                          6         2/1/05
 Flint/Saginaw/Bay City,
  Michigan ...........................      64     WSMH        O&O        66       FOX            4             4        10/1/05
 Lexington, Kentucky .................      66     WDKY        O&O        56       FOX            5             4         8/1/05
 Des Moines, Iowa ....................      70     KDSM        O&O        17       FOX            4             4         2/1/06
 Paducah, Kentucky/
  Cape Girardeau, Missouri ...........      74     KBSI        O&O        23       FOX            5             4         2/1/06
                                                   WDKA        LMA        49       UPN                          5         8/1/05
 Syracuse, New York ..................      76     WSYT        O&O        68       FOX            5             4         6/1/07
                                                   WNYS        LMA        43       UPN                          5         6/1/07
 Rochester, New York .................      77     WUHF        LMA        31       FOX            4             4         6/1/07
 Portland, Maine .....................      80     WGME        O&O        13       CBS            5             2         4/1/07
 Springfield/Champaign, Illinois .....      83     WICS        O&O        20       NBC            4             2        12/1/05
                                                   WICD        O&O        15       NBC                          2        12/1/05
 Madison, Wisconsin ..................      85     WMSN      LMA (h)      47       FOX            4             4        12/1/05
 Cedar Rapids, Iowa ..................      90     KGAN        O&O         2       CBS            5             3         2/1/06
 Tri-Cities, Tennessee ...............      92     WEMT        O&O        39       FOX            5             4         8/1/05
 Charleston, South Carolina ..........     104     WMMP        O&O        36       UPN            5             5        12/1/04
                                                   WTAT        LMA        24       FOX                          4        12/1/04
 Springfield, Massachusetts ..........     105     WGGB        O&O        40       ABC            4             2         4/1/07
 Tyler-Longview, Texas ...............     107     KETK      O&O(p)       56       NBC            3             2         8/1/06
 Tallahassee, Florida ................     109     WTWC        O&O        40       NBC            4             3        12/1/05
 Peoria/Bloomington, Illinois ........     110     WYZZ        O&O        43       FOX            4             4        12/1/05

----------
(a) Rankings are based on the relative size of a station's DMA among the 211 generally recognized DMAs in the United States as estimated by Nielsen.
(b) "O&O" refers to stations that we own and operate. "LMA" refers to stations to which we provide programming services pursuant to a local marketing agreement.
(c) Represents the number of television stations designated by Nielsen as "local" to the DMA, excluding public television stations and stations that do not meet the minimum Nielsen reporting standards (weekly cumulative audience of at least 2.5%) for the Sunday-Saturday, 6:00 a.m. to 2:00 a.m. time period.
(d) The rank of each station in its market is based upon the November 1999 Nielsen estimates of the percentage of persons tuned to each station in the market from 6:00 a.m. to 2:00 a.m., Sunday-Saturday.
(e) The License Assets for this station are currently owned by WPTT, Inc., and we intend to acquire these assets upon FCC approval.
(f) WTTK, a satellite of WTTV under the Federal Communications Commission (FCC) rules, simulcasts all of the programming aired on WTTV and the station rank applies to the combined viewership of these stations.
(g) The License Assets for these stations are currently owned by Glencairn, Ltd. or one of its subsidiaries and we intend to acquire these assets upon FCC approval.
(h)  The  License  Assets for these  stations  are  currently  owned by Sullivan
     Broadcasting Company II, Inc. and we intend to acquire these assets upon FCC approval.
(i) The License Assets for this station are currently owned by Mission Broadcasting I, Inc., and we intend to acquire these assets upon FCC approval.
(j)  License renewal application pending.
(k) WDBB simulcasts the programming broadcast on WTTO pursuant to a local marketing agreement.
(l) The License Assets for this station are currently owned by Sullivan Broadcasting Company III, Inc., and we intend to acquire these assets upon FCC approval.
(m) The License Assets for this station are currently owned by Mission Broadcasting II, Inc., and we intend to acquire this asset upon FCC approval.
(n) The License Assets for these stations are currently owned by Channel 33, Inc., and we intend to acquire these assets when FCC approval has become final.
(o) "IND" or "Independent" refers to a station that is not affiliated with any of ABC, CBS, NBC, Fox, WB or UPN.
(p) Although Sinclair has sold all of the Non-License Assets of this station, Sinclair still owns its License Assets. See "--1999 Acquisition and Dispositions."

OPERATING STRATEGY

     Our television operating strategy includes the following key elements:

ATTRACTING VIEWERSHIP

     We seek to attract viewership and expand our audience share through selective, high-quality programming.

     Popular  Programming.  We seek to obtain,  at  attractive  prices,  popular syndicated programming that is complementary to the station's network affiliation. We also believe that an important factor in attracting viewership to our stations is their network affiliations with Fox, WB, ABC, CBS, NBC and UPN. These affiliations enable us to attract viewers by virtue of the quality first-run original programming provided by these networks and the networks'
promotion of such programming. We focus on obtaining popular syndicated programming for key programming periods (generally 6:00 p.m. to 8:00 p.m.) for broadcast on our Fox, WB and UPN affiliates. Examples of this programming include "Friends," "Frasier," "3rd Rock From the Sun," "The Simpsons," "Drew Carey" and "Seinfeld." In addition to network programming, our network affiliates broadcast news magazine, talk show, and game show programming such as "Hard Copy," "Entertainment Tonight," "Regis and Kathie Lee," "Rosie O'Donnell," "Wheel of Fortune" and "Jeopardy."

     Local News. We believe that the production and broadcasting of local news is an important link to the community and an aid to the station's efforts to expand its viewership. In addition, local news programming can provide access to advertising sources targeted specifically to local news viewers. We carefully assess the anticipated benefits and costs of producing local news prior to introduction at one of our stations because a significant investment in capital equipment is required and substantial operating expenses are incurred in introducing, developing and producing local news programming. We currently provide local news programming at 31 of the television stations we own or program located in 26 separate markets. The possible introduction of local news at our other stations is reviewed periodically and we have recently expanded our news programming in some of the markets in which we program a second station pursuant to an LMA. We can produce news programming in these markets at relatively low cost per hour of programming and the programming serves the local community by providing additional news outlets in these markets, some of which are broadcast at different times. Our policy is to institute local news programming at a specific station only if the expected benefits of local news programming at the station are believed to exceed the associated costs after an appropriate start-up period.

     Popular Sporting Events. Our WB and UPN affiliated and independent stations generally face fewer restrictions on broadcasting live local sporting events than do their competitors that are affiliates of Fox, ABC, NBC and CBS which are subject to certain prohibitions against preemptions of network programming. We have been able to acquire the local television broadcast rights for certain sporting events, including NBA basketball, Major League Baseball, NFL football, NHL hockey, ACC basketball, Big Ten football and basketball, and SEC football. We seek to expand our sports broadcasting in DMAs as profitable opportunities arise. In addition, our stations that are affiliated with FOX, ABC, NBC and CBS broadcast certain Major League Baseball games, NFL football games and NHL hockey games as well as other popular sporting events.

     Counter-Programming. Our programming strategy on our Fox, WB, UPN and independent stations also includes "counter-programming," which consists of broadcasting programs that are alternatives to the types of programs being shown concurrently on competing stations. This strategy is designed to attract additional audience share in demographic groups not served by concurrent programming on competing stations. We believe that implementation of this strategy enables our stations to achieve competitive rankings in households in the 18-49 and 25-54 demographics and to offer greater diversity of programming in each of our DMAs.

CONTROL OF OPERATING AND PROGRAMMING COSTS

     By employing a disciplined approach to managing programming acquisition and other costs, we have been able to achieve operating margins that we believe are among the highest in the television broadcast industry. We have sought and will continue to seek to acquire quality programming for prices at or below prices paid in the past. As an owner or provider of programming services to 61 stations in 40 DMAs reaching approximately 25% of U.S. television households, we believe that we are able to negotiate favorable terms for the acquisition of programming. Moreover, we emphasize control of each of our stations' programming and operating costs through program-specific profit analysis, detailed budgeting, tight control over staffing levels and detailed long-term planning models.

ATTRACT AND RETAIN HIGH QUALITY MANAGEMENT

     We believe that much of our success is due to our ability to attract and retain highly skilled and motivated managers at both the corporate and local station levels. A portion of the compensation provided to general managers, sales managers and other station managers is based on their achieving certain operating results. We also provide our corporate and station managers with deferred compensation plans offering options to acquire class A common stock.

COMMUNITY INVOLVEMENT

     Each of our stations actively participates in various community activities and offers many community services. Our activities include broadcasting programming of local interest and sponsorship of community and charitable events. We also encourage our station employees to become active members of their communities and to promote involvement in community and charitable affairs. We believe that active community involvement by our stations provides our stations with increased exposure in their respective DMAs and ultimately increases viewership and advertising support.

LOCAL MARKETING AGREEMENTS AND DUOPOLIES

     In the past, we have sought to increase our revenues and improve our margins by providing programming services pursuant to an LMA to a second station in selected DMAs where we already own one station. In certain instances, single station operators and stations operated by smaller ownership groups do not have the management expertise or the operating efficiencies available to us as a multi-station broadcaster. In addition to providing additional revenue opportunities, we believe that these arrangements assist stations whose operations may have been marginally profitable to continue to air popular programming and contribute to diversity of programming in their respective DMAs. As a result of the FCC's recent revision of its duopoly rules to permit the ownership of up to two television stations in a market in certain instances, we have entered into agreements to acquire several stations we have been programming pursuant to LMA's in markets where duopolies are permitted by the FCC's rules.

     We also enter into LMA arrangements in connection with a station whose acquisition by us is pending FCC approval. In these transactions, we first obtain an option to acquire the station assets essential for broadcasting a television or radio signal in compliance with regulatory guidelines, generally consisting of the FCC license, transmitter, transmission lines, technical equipment, call letters and trademarks, and certain furniture, fixtures and equipment (the License Assets) and then acquire the remaining assets (the Non-License Assets) at the time we enter into the option. Following acquisition of the Non-License Assets, the License Assets continue to be owned by the owner-operator and holder of the FCC license, which enters into an LMA with us. After FCC approval for transfer of the License Assets is obtained, we acquire the License Assets and the LMA arrangement is terminated.

ESTABLISHING DUOPOLIES

     We believe that we can attain significant growth in operating cash flow through the utilization of duopolies. By expanding our presence in certain of our markets in which we already own a station, we can improve our competitive position with respect to a demographic sector. In addition, by programming two stations, we are able to realize significant economies of scale in marketing, programming, overhead and capital expenditures. Upon the completion of all pending acquisitions, we will own duopolies in 12 markets and operate a second station pursuant to an LMA in eight markets. We currently are permitted under FCC guidelines to establish new duopolies in the Minneapolis, Tampa, Indianapolis and Sacramento markets, if suitable acquisitions can be identified and negotiated under acceptable terms.

INNOVATIVE LOCAL SALES AND MARKETING

     We recognize that the national market for advertising has softened due to increased competition from other forms of media, such as cable and the Internet. We believe that we can ultimately grow faster by concentrating our sales efforts on enhancing local customer relationships for the long-term. Our goal is to shift our revenue mix so that 75% of our time sales are derived in the local markets by 2006. For 1999, 54% of time sales were local. Increasing our local market penetration requires increasing the number of account executives calling on customers. We believe that we need to add one to two additional salespersons at each station, approximately 100 new account executives company-wide. Currently, we have filled over half those positions. Achieving our goal also requires training and providing a forum to exchange best practices. For our sales managers, we have added programs to facilitate cross-pollinization of ideas. We are also providing organizational training programs to our sales managers and increasing the number of sales training programs for our account executives. We believe our efforts will afford the stations the resources and methodology to attract new advertisers and retain them for the long term by developing a sense of partnership and offering new marketing ideas and promotional campaigns.

PROGRAMMING AND AFFILIATIONS

     We continually review our existing programming inventory and seek to purchase the most profitable and cost-effective syndicated programs available for each time period. In developing our selection of syndicated programming, we balance the cost of available syndicated programs with their potential to increase advertising revenue and the risk of their reduced popularity during the term of the program contract. We seek to purchase programs with contractual periods that permit programming flexibility and which complement a station's overall programming and counter-programming strategy. Programs that can perform successfully in more than one time period are more attractive due to the long lead time and multi-year commitments inherent in program purchasing.

     Sixty of the 61 television stations that we own or to which we provide programming services currently operate as affiliates of Fox (20 stations), WB (18 stations), ABC (seven stations), NBC (four stations), UPN (eight stations), or CBS (three stations). The networks produce and distribute programming in exchange for each station's commitment to air the programming at specified times and for commercial announcement time during the programming. In addition, networks other than Fox, WB and UPN pay each affiliated station a fee for each network-sponsored program broadcast by the station.

     On August 21, 1996, we entered into an agreement with Fox (the Fox Agreement) which, among other things, provides that the affiliation agreements between Fox and eight stations then owned or provided programming services by us would be amended to have new five-year terms commencing on the date of the Fox Agreement. The eight affected stations are: WPGH-TV in Pittsburgh, Pennsylvania, WBFF-TV in Baltimore, Maryland, KABB-TV in San Antonio, Texas, WTTE-TV in Columbus, Ohio (which has been sold to a subsidiary of Glencairn, Ltd. and is programmed by Sinclair pursuant to an LMA), WSMH-TV in Flint, Michigan, KDSM-TV in Des Moines, Iowa, WDKY-TV in Lexington, Kentucky and WYZZ-TV in Peoria, Illinois. Fox has the option to extend the affiliation agreements for additional five-year terms and must extend all of the affiliation agreements if it extends any, except that Fox may selectively renew affiliation agreements if any station has breached its affiliation agreement. The Fox Agreement also provides that, during the term of the affiliation agreements, we will have the right to purchase and operate as a Fox affiliate, for fair market value, any station Fox acquires in any of the foregoing markets if Fox determines to terminate the affiliation agreement with our station in that market and operate the station being acquired by Fox as a Fox affiliate.

     The Fox-affiliated stations acquired, to be acquired or being programmed by us as a result of the Sullivan Acquisition and Max Media Acquisition continue to carry Fox programming notwithstanding the fact that their affiliation agreements have expired. Although we are not currently negotiating with Fox to secure long term affiliation agreements, we do not believe that Fox has any current plans to terminate the affiliation of any of these stations. In addition, the affiliation agreements of three ABC stations (WEAR-TV, in Pensacola, Florida, WCHS-TV, in Charleston, West Virginia and WXLV-TV, in Greensboro/Winston-Salem, North Carolina) have expired. Sinclair and ABC have discussed long term extensions of these agreements.

     On July 4, 1997, we entered into an agreement with WB (the WB Agreement), pursuant to which we agreed to affiliate certain of our stations with WB for a ten-year term expiring January 15, 2008. Under the terms of the WB Agreement, as modified by the subsequent letter agreement entered into between WB and us on May 18, 1998, WB agreed to pay us $64 million in aggregate amount in monthly installments during the first eight years commencing on January 16, 1998 in consideration for entering into affiliation agreements with WB.

USE OF DIGITAL TELEVISION TECHNOLOGY

     We believe that television broadcasting may be enhanced significantly by the development and increased availability of digital broadcasting service technology. This technology has the potential to permit us to provide viewers multiple channels of digital television over each of our existing standard channels, to provide certain programming in a high definition television format
(HDTV) and to deliver various forms of data, including data on the Internet, to home and business computers. These additional capabilities may provide us with additional sources of revenue although we may incur significant additional costs to do so.

     Implementation of digital television can improve the technical quality of television signals received by viewers. Under certain circumstances, however, conversion to digital operation may reduce a station's geographic coverage area or result in some increased interference.

     Testing in Baltimore and Philadelphia, using the FCC-mandated 8-vestigial sideband (8-VSB) standard, indicated that reception with simple antennas was highly problematic. These reception problems prompted us to explore an alternative transmission standard. In June 1999, we conducted a study of the comparative ability of Coded Orthogonal Frequency Division Multiplexing (COFDM) and 8-VSB systems to deliver HDTV service to simple consumer grade antennas both indoors and outdoors under real-world conditions. This study demonstrated to us that while an 8-VSB signal cannot be received reliably today with a simple indoor antenna, use of COFDM technology eliminates interference from moving objects and permits robust reception with simple antennas even in highly dynamic environments. In October 1999, we filed a Petition for Rulemaking with the FCC urging it to permit broadcasters the flexibility to use COFDM modulation as an alternative to the current 8-VSB standard. Although the FCC dismissed the Petition, it is considering the current status of the 8-VSB standard as part of its biennial review of the digital television transition process. Absent improvement in DTV receivers, continued reliance on the 8-VSB standard may not allow us to provide the same reception coverage with our digital signals as we can with our current analog signals.

     We cannot predict what future actions the FCC or Congress might take with respect to DTV, nor can we predict the effect of the FCC's present DTV implementation plan or such future actions on our business. DTV technology currently is available in some of the top thirty viewing markets. A successful transition from the current analog broadcast format to a digital format may take many years. There can be no assurance that our efforts to take advantage of the new technology will be commercially successful.

RADIO BROADCASTING

     We own the following radio stations:

                              RANKING OF                                              STATION RANK   EXPIRATION
                              STATION'S             STATION               PRIMARY      IN PRIMARY       DATE
     GEOGRAPHIC MARKET        MARKET BY           PROGRAMMING           DEMOGRAPHIC    DEMOGRAPHIC     OF FCC
         SERVED (A)          REVENUE (B)             FORMAT             TARGET (C)     TARGET (D)     LICENSE
--------------------------- ------------- --------------------------- -------------- -------------- -----------
St. Louis, Missouri (e)          18
 KPNT-FM                                  Alternative Rock            Adults 18-34          4          2/1/05
 KXOK-FM                                  Classic Rock                Adults 25-54         13          2/1/05
 WVRV-FM                                  Modern Adult Contemporary   Adults 18-34         11         12/1/04
 WRTH-AM                                  Adult Standards             Adults 35-64         20          2/1/05
 WIL-FM                                   Country                     Adults 25-54          3          2/1/05
 KIHT-FM                                  70s Rock                    Adults 25-54          7          2/1/05
Kansas City, Missouri            29
 KCFX-FM (f)                              70s Rock                    Adults 25-54          3          2/1/05
 KQRC-FM (f)                              Active Rock                 Adults 18-34          1          6/1/05
 KCIY-FM (f)                              Smooth Jazz                 Adults 25-54         11          2/1/05
 KXTR-FM (f)                              Classical                   Adults 25-54         15          2/1/05
Wilkes-Barre/Scranton,           69
 Pennsylvania WKRF-FM (g)                 Contemporary Hit Radio      Adults 18-49         n/a         8/1/06

----------
(a)  Actual city of license may differ from the geographic market served.
(b) Ranking of the principal radio market served by the station among all U.S. radio markets by 1998 aggregate gross radio broadcast revenue according to Duncan's Radio Market Guide -- 1999 Edition.
(c) Due to variations that may exist within programming formats, the primary demographic target of stations with the same programming format may be different.
(d) All information concerning ratings and audience listening information is derived from the Fall 1999 Arbitron Metro Area Ratings Survey (the Fall 1999 Arbitron). Arbitron is the generally accepted industry source for statistical information concerning audience ratings. Due to the nature of listener surveys, other radio ratings services may report different rankings; however, we do not believe that any radio ratings service other than Arbitron is accorded significant weight in the radio broadcast industry. "Station Rank in Primary Demographic Target" is the ranking of the station among all radio stations in its market that are ranked in its target demographic group and is based on the station's average person's share in the primary demographic target in the applicable Metro Survey Area. Source: Average Quarter Hour Estimates, Monday through Sunday, 6:00 a.m. to midnight, Fall 1999 Arbitron.
(e) See "--Pending Dispositions" for a discussion of the St. Louis purchase option.
(f) We have entered into an agreement to sell substantially all the assets of the Kansas City radio stations to Entercom Communications Inc. and the consummation of the sale will occur following FCC approval.
(g) We have entered into an agreement to sell substantially all the assets of this station to Entercom Communications Inc. Entercom currently is providing programming, sales and marketing services to this station pursuant to an LMA.

INTERNET INVESTMENT STRATEGY

     We  believe  that  there  are  substantial   opportunities  for  television
broadcasters to work with Internet related businesses to increase the profitability of Internet-related businesses and to use the resources of the Internet to enhance the offerings and value of broadcast stations. Accordingly, in 1999, we began to invest in Internet related businesses. Our strategy includes expanding this involvement and working with the businesses in which we invest to enhance their value and to develop combined broadcast and Internet products.

     During 1999, we acquired equity interests in three Internet-related companies. Through our wholly owned subsidiary, Sinclair Ventures, Inc., we own or have options to acquire equity interests in the following Internet-related companies: NetFanatics, Inc., a web developer offering e-business solutions and applications; Synergy Brands, Inc., an incubator of on-line consumer product companies; and BeautyBuys.com, Inc., an e-tailer of brand name health and beauty products and also a majority owned subsidiary of Synergy Brands. We acquired these interests for a combination of cash and the award of advertising time on our stations to the Internet businesses.

     In furtherance of our Internet strategy, we routinely review and conduct investigations of potential Internet-related acquisitions. When we believe a favorable opportunity exists, we seek to enter into discussions with the owners of Internet-related businesses regarding the possibility of an acquisition, equity investment or barter transaction. At any given time, we may be in discussions with one or more parties. We cannot assure you that any of these or other negotiations will lead to definitive agreements or if agreements are reached that any transactions would be consummated.

1999 ACQUISITIONS AND DISPOSITIONS

     Guy Gannett Acquisition. In September 1998, we agreed to acquire from Guy Gannett Communications its television broadcasting assets for a purchase price of $317 million in cash (the Guy Gannett Acquisition). In April, 1999, we acquired from Guy Gannett Communications WGME-TV in Portland, Maine, WGGB-TV in Springfield, Massachusetts, WTWC-TV in Tallahassee, Florida and WOKR-TV in Rochester, New York. In July, 1999, we completed the acquisition of the Guy Gannett stations by acquiring WICD-TV in Champaign, Illinois, WICS-TV in Springfield, Illinois and KGAN-TV in Cedar Rapids, Iowa. We financed the acquisition with a combination of bank borrowings and the use of cash proceeds resulting from our disposition of certain broadcast assets.

     Ackerley Disposition. In April 1999, we completed the sale of WOKR-TV in Rochester, New York to Central NY News, Inc. for a sales price of $125 million (the Ackerley Disposition). We acquired WOKR-TV as part of the Guy Gannett Acquisition.

     CCA Disposition. In April 1999, we sold to Communications Corporation of America (CCA) the Non-License Assets of KETK-TV and KLSB-TV in Tyler-Longview, Texas for a sales price of $36 million (the CCA Disposition). In addition, CCA has an option to acquire the License Assets of KETK-TV for an option purchase price of $2 million.

     St. Louis Radio Acquisition. In August 1999, we completed the purchase of radio station KXOK-FM in St. Louis, Missouri from WPNT, Inc. for a purchase price of $14.1 million in cash.

     Barnstable Disposition. In August 1999, we completed the sale of radio stations WFOG-FM and WGH-AM/FM serving the Norfolk, Virginia market to Barnstable Broadcasting, Inc. (the Barnstable Disposition) for a sales price of $23.7 million.

     Entercom Disposition. In August 1999, we entered into an agreement to sell 46 radio stations in nine markets to Entercom Communications Corporation (Entercom) for $824.5 million in cash. The transaction does not include our radio stations in the St. Louis market which were subject to the St. Louis Purchase Option described in "--Pending Dispositions" below. In December 1999, we closed on the sale of 41 radio stations in eight markets for a purchase price of $700.4 million. We expect to close on the remaining $124.1 million during 2000 which represents the Kansas City radio stations and the License Assets of WKRF-FM in Wilkes-Barre. The Entercom transaction contemplated our sale to Entercom of shares of stock we held in a company called USA Digital Radio, Inc. (USADR). The exercise of preemptive rights to buy stock by USADR shareholders precluded our completing the sale of the shares to Entercom in its entirety, leading Entercom to assert a claim against us of approximately $1 million. Although we cannot predict the outcome of this claim, we believe we have certain defenses available to us which may eliminate or reduce any potential liability.

PENDING ACQUISITIONS AND DISPOSITIONS

     Glencairn/WPTT, Inc. Acquisitions. On November 15, 1999, we entered into an agreement to purchase substantially all of the assets of television station WCWB-TV, Channel 22, Pittsburgh, Pennsylvania, with the owner of that television station WPTT, Inc. for a purchase price of $17.8 million. The waiting period under the Hart-Scott-Rodino Antitrust Act of 1976 has expired and closing on this transaction is subject to FCC approval. A petition to deny was filed with the FCC against the application. We have filed an opposition to the petition to deny, which remains pending at the FCC.

     On November 15, 1999, we entered into five separate plans and agreements of merger, pursuant to which we would acquire through merger with subsidiaries of Glencairn, Ltd., television broadcast stations WABM-TV, Birmingham, Alabama, KRRT-TV, San Antonio, Texas, WVTV-TV, Milwaukee, Wisconsin, WRDC-TV, Raleigh, North Carolina, and WBSC-TV (formerly WFBC-TV), Andersen, South Carolina. The consideration for these mergers is the issuance to Glencairn shares of class A common voting stock of the Company. The total value of the shares to be issued in consideration for all the mergers is $8.0 million. A petition to deny was filed with the FCC against these applications. We have filed an opposition to the petition to deny, which remains pending at the FCC.

     We currently program each of the stations we have agreed to acquire from WPTT, Inc. and Glencairn Ltd. pursuant to local market agreements. As described more fully in the material incorporated by reference in Item 13, officers, directors and shareholders of Sinclair (or their families) have interests in WPTT, Inc. and Glencairn Ltd.

     Sullivan IV Acquisition. In November 1999, we filed an application to acquire the stock of Sullivan Broadcasting Company IV, Inc. which has obtained FCC approval to acquire KOKH-TV, Oklahoma City, Oklahoma from Sullivan Broadcasting Company III, Inc. A petition to deny was filed with the FCC against our application. We have filed an opposition to the petition to deny, which remains pending at the FCC.

     Montecito Acquisition. In February 1998, we entered into a Stock Purchase Agreement with Montecito Broadcasting Corporation (Montecito) and its stockholders to acquire all of the issued and outstanding stock of Montecito which owns the FCC License for television broadcast station KFBT-TV. The FCC has granted initial approval to the transaction, which shall become final in April 2000. We anticipate acquiring the stock of Montecito in the second quarter of 2000.

     Mission Option. Pursuant to our merger with Sullivan Broadcast Holdings, Inc., which was effective July 1, 1998, we acquired options to acquire television broadcast station WUXP-TV in Nashville, Tennessee from Mission Broadcasting I, Inc. and television broadcast station WUPN-TV in Greensboro, North Carolina from Mission Broadcasting II, Inc. On November 15, 1999, we exercised our option to acquire both of the foregoing stations. This acquisition is subject to FCC approval.

     St. Louis Purchase Option. In connection with our 1996 acquisition of the broadcasting assets of River City Broadcasting, L.P. (River City), we entered into a five year agreement (the Baker Agreement) with Barry Baker, the Chief Executive Officer of River City pursuant to which Mr. Baker served as a consultant to us and would have become an officer of Sinclair if certain conditions were satisfied. As of February 8, 1999, the conditions to Mr. Baker becoming an officer of Sinclair had not been satisfied, and on that date we entered into an amendment to the Baker Agreement which terminated Mr. Baker's services effective March 8, 1999. Mr. Baker had certain rights as a consequence of termination of the Baker Agreement, including the right to purchase at fair market value our television and radio stations that serve the St. Louis, Missouri market (the St. Louis purchase option).

     In June 1999, we received a letter from Mr. Baker stating that he elected to exercise his St. Louis purchase option. In his letter, Mr. Baker named Emmis Communications Corporation (Emmis) as his designee to exercise the St. Louis purchase option. Notwithstanding our belief that Emmis was not an appropriate designee of Mr. Baker, we negotiated in good faith with Emmis regarding the potential sale of the St. Louis properties. Following unsuccessful negotiations, however, on January 18, 2000, we filed suit in the Circuit Court of Baltimore County, Maryland against Mr. Baker and Emmis claiming, alternatively, that Mr. Baker's designation of Emmis was invalid, that the St. Louis purchase option is void for vagueness and/or that Emmis breached a duty that it owed to us by refusing to negotiate the acquisition agreement in good faith. We have requested that the court grant us declaratory relief and/or monetary damages.

     On March 17, 2000, Emmis and Mr. Baker filed a joint answer and counterclaim generally denying the allegations made by Sinclair in its lawsuit and claiming that Sinclair has acted in bad faith in failing to fulfill its contractual obligations, has mismanaged the St. Louis properties and has interfered with the contract between Mr. Baker and Emmis in which Mr. Baker purportedly designated Emmis as the transferee of the properties. The counterclaim seeks compensatory and punitive damages, the appointment of a special receiver to manage the St. Louis broadcast properties and a declaratory judgment requiring Sinclair to complete the sale of those properties to Emmis. We believe we have valid defenses to the Emmis counterclaims and intend to vigorously contest the claims, although there can be no assurances regarding the outcome of this litigation.

     In light of this ongoing lawsuit, we do not expect the transaction contemplated by the St. Louis purchase option to be consummated. We do intend, however, to sell our remaining six radio stations serving the St. Louis market which were, in part, the subject of the St. Louis purchase option.

     Entercom Disposition. In August 1999, we entered into an agreement to sell 46 radio stations in nine markets to Entercom for $824.5 million in cash. The transaction does not include our radio stations in the St. Louis markets which were subject to the St. Louis purchase option. In December 1999, we closed on the sale of 41 radio stations in eight markets for a purchase price of $700.4 million. We expect to close on the remaining $124.1 million during 2000 which represents the Kansas City radio stations and the License Assets of WKRF-FM in Wilkes-Barre. The completion of the Kansas City transaction is subject to FCC and Department of Justice approval. The completion of the sale of WKRF-FM is subject only to FCC approval and the outcome of pending litigation in which a former licensee is seeking the return of the WKRF-FM license based on a fraudulent conveyance claim; pending the receipt of these approvals Entercom is providing programming, sales and marketing services to WKRF-FM pursuant to an LMA. The Entercom transaction contemplated our sale to Entercom of shares of stock we held in USADR. The exercise of preemptive rights to buy stock by USADR shareholders precluded our completing the sale of the shares to Entercom in its entirety, leading Entercom to assert a claim against us of approximately $1 million. Although we cannot predict the outcome of this claim, we believe we have certain defenses available to us which may eliminate or reduce any potential liability.

FEDERAL REGULATION OF TELEVISION AND RADIO BROADCASTING

     The ownership, operation and sale of television and radio stations are subject to the jurisdiction of the FCC, which acts under authority granted by the Communications Act of 1934, as amended (Communications Act). Among other things, the FCC; assigns frequency bands for broadcasting; determines the particular frequencies, locations and operating power of stations; issues, renews, revokes and modifies station licenses; regulates equipment used by stations; adopts and implements regulations and policies that directly or indirectly affect the ownership, operation and employment practices of stations; and has the power to impose penalties for violations of its rules or the Communications Act.

     The   following  is  a  brief   summary  of  certain   provisions   of  the
Communications Act, the Telecommunications Act of 1996 (the 1996 Act) and specific FCC regulations and policies. Reference should be made to the Communications Act, the 1996 Act, FCC rules and the public notices and rulings of the FCC for further information concerning the nature and extent of federal regulation of broadcast stations.

GENERAL

     License Grant and Renewal. Television and radio stations operate pursuant to broadcasting licenses that are granted by the FCC for maximum terms of eight years and are subject to renewal upon application to the FCC. During certain periods when renewal applications are pending, petitions to deny license renewals can be filed by interested parties, including members of the public. The FCC will generally grant a renewal application if it finds:

     o that the station has served the public interest, convenience and necessity;

     o that there have been no serious violations by the licensee of the Communications Act or the rules and regulations of the FCC; and

     o that there have been no other violations by the licensee of the Communications Act or the rules and regulations of the FCC that, when taken together, would constitute a pattern of abuse.

     All of the stations that we currently own and operate or provide programming services to pursuant to LMAs, or intend to acquire or provide programming services pursuant to LMAs in connection with pending acquisitions, are presently operating under regular licenses, which expire as to each station on the dates set forth under "--Television Broadcasting" and "--Radio Broadcasting" above. Although renewal of a license is granted in the vast majority of cases even when petitions to deny are filed, there can be no assurance that the licenses of a station will be renewed.

     General Ownership Matters. The Communications Act prohibits the assignment of a broadcast license or the transfer of control of a broadcast licensee without the prior approval of the FCC. In determining whether to permit the assignment or transfer of control of, or the grant or renewal of, a broadcast license, the FCC considers a number of factors pertaining to the licensee, including compliance with various rules limiting common ownership of media properties, the "character" of the licensee and those persons holding
"attributable" interests in that licensee, and compliance with the Communications Act's limitations on alien ownership.

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

     The FCC generally applies its ownership limits to "attributable" interests held by an individual, corporation, partnership or other association. In the case of corporations holding, or through subsidiaries controlling, broadcast licenses, the interests of officers, directors and those who, directly or indirectly, have the right to vote 5% or more of the corporation's stock (or 20% or more of such stock in the case of insurance companies, investment companies and bank trust departments that are passive investors) are generally attributable, except that, in general, no minority voting stock interest will be attributable if there is a single holder of more than 50% of the outstanding voting power of the corporation. In August, 1999, the FCC revised its attribution and multiple ownership rules, and adopted the equity-debt-plus rule that causes certain creditors or investors to be attributable owners of a station, regardless of whether there is a single majority stockholder or other applicable exception to the FCC's attribution rules. Under this new rule, a major programming supplier (any programming supplier that provides more than 15% of the station's weekly programming hours) or same-market media entity will be an attributable owner of a station if the supplier or same-market media entity holds debt or equity, or both, in the station that is greater than 33% of the value of the station's total debt plus equity. For purposes of this rule, equity includes all stock, whether voting or non-voting, and equity held by insulated limited partners in partnerships. Debt includes all liabilities whether long-term or short-term.

     The Communications Act prohibits the issuance of broadcast licenses to, or the holding of a broadcast license by, any corporation of which more than 20% of the capital stock is owned of record or voted by non-U.S. citizens or their representatives or by a foreign government or a representative thereof, or by any corporation organized under the laws of a foreign country (collectively, aliens). The Communications Act also authorizes the FCC, if the FCC determines that it would be in the public interest, to prohibit the issuance of a broadcast license to, or the holding of a broadcast license by, any corporation directly or indirectly controlled by any other corporation of which more than 25% of the capital stock is owned of record or voted by aliens. The FCC has issued interpretations of existing law under which these restrictions in modified form apply to other forms of business organizations, including partnerships.

     As a result of these provisions, the licenses granted to our subsidiaries by the FCC could be revoked if, among other restrictions imposed by the FCC, more than 25% of our stock were directly or indirectly owned or voted by aliens. Sinclair and its subsidiaries are domestic corporations, and the members of the Smith family (who together hold over 90% of the common voting rights of Sinclair) are all United States citizens. The amended and restated articles of incorporation of Sinclair (the amended certificate) contain limitations on alien ownership and control that are substantially similar to those contained in the Communications Act. Pursuant to the amended certificate, Sinclair has the right to repurchase alien-owned shares at their fair market value to the extent necessary, in the judgment of its board of directors, to comply with the alien ownership restrictions.

     Radio/Television Cross-Ownership Rule. The FCC's radio/television cross-ownership rule (the "one to a market" rule) generally permits a party to own a combination of up to two television stations and six radio stations depending on the number of independent media voices in the market.

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

     Broadcast/Daily Newspaper Cross-Ownership Rule. The FCC's rules prohibit the common ownership of a radio or television broadcast station and a daily newspaper in the same market. In October 1996, the FCC initiated a rulemaking proceeding to determine whether it should liberalize its waiver policy with respect to cross-ownership of a daily newspaper and one or more radio stations in the same market.

     Dual Network Rule. A network entity is permitted to operate more than one television network, provided, however, that ABC, CBS, NBC, and/or Fox are currently prohibited from merging with each other or with another network television entity such as WB or UPN.

     Antitrust Regulation. The DOJ and the Federal Trade Commission have increased their scrutiny of the television and radio industry since the adoption of the 1996 Act, and have reviewed matters related to the concentration of ownership within markets (including LMAs and JSAs) even when the ownership or LMA or JSA in question is permitted under the laws administered by the FCC or by FCC rules and regulations. For instance, the DOJ has for some time taken the position that an LMA entered into in anticipation of a station's acquisition with the proposed buyer of the station constitutes a change in beneficial ownership of the station which, if subject to filing under the HSR Act, cannot be implemented until the waiting period required by that statute has ended or been terminated.

     Expansion of our broadcast operations on both a local and national level will continue to be subject to the FCC's ownership rules and any changes the FCC or Congress may adopt. Concomitantly, any further relaxation of the FCC's ownership rules may increase the level of competition in one or more of the markets in which our stations are located, more specifically to the extent that any of our competitors may have greater resources and thereby be in a superior position to take advantage of such changes.

TELEVISION

     National Ownership Rule. No individual or entity may have an attributable interest in television stations reaching more than 35% of the national television viewing audience. Historically, VHF stations have shared a larger portion of the market than UHF stations. Therefore, only half of the households in the market area of any UHF station are included when calculating whether an entity or individual owns television stations reaching more than 35% of the national television viewing audience. All but seven of the stations owned and operated by us, or to which we provide programming services, are UHF. Upon completion of all pending acquisitions and dispositions, we will reach approximately 25% of U.S. television households or 15% taking into account the FCC's UHF discount.

     Duopoly Rule. Under the FCC's new local television ownership rules, a party may own two television stations in the same market:

     o    if there is no Grade B overlap between the stations;

     o    if the stations are in two different Nielsen  Designated Market Areas;
          or

     o if the market containing both the stations contains at least eight separately-owned full-power television stations and not more than one station is among the top-four rated stations in the market.

     In addition, a party may request a waiver of the rule to acquire a second station in the market if the station to be acquired is economically distressed or unbuilt and there is no party who does not own a local television station who would purchase the station for a reasonable price.

     Local Marketing Agreements. A number of television stations, including certain of our stations, have entered into what have commonly been referred to as local marketing agreements or LMAs. While these agreements may take varying forms, one typical type of LMA is a programming agreement between two separately owned television stations serving a common service area, whereby the licensee of one station programs substantial portions of the broadcast day and sells advertising time during such program segments on the other licensee's station subject to ultimate editorial and other controls being exercised by the latter licensee. The licensee of the station which is being substantially programmed by another entity must maintain complete responsibility for and control over the programming, financing, personnel and operations of its broadcast station and is responsible for compliance with applicable FCC rules and policies. If the FCC were to find that the owners/licensees of the stations with which we have LMAs failed to maintain control over their operations as required by FCC rules and policies, the licensee of the LMA station and/or Sinclair could be fined or set for hearing, the outcome of which could be a monetary forfeiture or, under certain circumstances, loss of the applicable FCC license.

     In the past, a licensee could own one station and program another station pursuant to an LMA in the same market because LMAs were not considered attributable interests. However, under the new ownership rules, LMAs are now attributable where a licensee owns a television station and programs a television station in the same market. The new rules provide that LMAs entered into on or after November 5, 1996 have until August 5, 2001 to come into compliance with the new ownership rules, otherwise such LMAs will terminate. LMAs entered into before November 5, 1996 will be grandfathered until the conclusion of the FCC's 2004 biennial review. In certain cases, parties with grandfathered LMAs, may be able to rely on the circumstances at the time the LMA was entered into in advancing any proposal for co-ownership of the station. We currently program 26 television stations pursuant to LMAs. We have entered into agreements to acquire 16 of the stations that we program pursuant to an LMA. See "-- 1999 Acquisitions and Dispositions" and "-- Pending Acquisitions and Dispositions". Once we acquire these stations, the LMAs will terminate. Of the remaining 10 stations, 5 LMAs were entered into before November 5, 1996, and 5 LMAs were entered into on or after November 5, 1996. Petitions for reconsideration of the new rules, including a petition submitted by us, are currently pending before the FCC. We cannot predict the outcome of these petitions.

     The Satellite Home Viewer Act (SHVA). In 1988, Congress enacted SHVA which enabled satellite carriers to provide broadcast programming to those satellite subscribers who were unable to obtain broadcast network programming over-the-air. SHVA did not permit satellite carriers to retransmit local broadcast television signals directly to their subscribers. The Satellite Home Viewer Improvement Act of 1999 (SHVIA) revised SHVA to reflect changes in the satellite and broadcasting industry. This new legislation allows satellite carriers to provide local television signals by satellite within a station market, but does not require satellite carriers to carry all local signals in a market until 2002. Satellite carriers now are permitted to carry these local television station signals without the express consent of broadcasters for a six-month period until the end of May 2000. During that six-month period, broadcasters are required to participate in good faith in retransmission consent negotiations with satellite carriers and other multichannel video programming distributors. If an agreement has not been reached by the end of the six-month period, the television station signal may not be carried without the express consent of the broadcaster. We cannot predict the impact of SHVIA or any modifications of the FCC's regulations as a result of those changes.

     Must-Carry/Retransmission Consent. Pursuant to the Cable Act of 1992, television broadcasters are required to make triennial elections to exercise either certain "must-carry" or "retransmission consent" rights in connection with their carriage by cable systems in each broadcaster's local market. By electing the must-carry rights, a broadcaster demands carriage on a specified channel on cable systems within its Designated Market Area, in general as defined by the Nielsen DMA Market and Demographic Rank Report of the prior year. These must-carry rights are not absolute, and their exercise is dependent on variables such as

     o    the number of activated channels on a cable system,

     o    the location and size of a cable system, and

     o the amount of programming on a broadcast station that duplicates the programming of another broadcast station carried by the cable system.

     Therefore, under certain circumstances, a cable system may decline to carry a given station. Alternatively, if a broadcaster chooses to exercise retransmission consent rights, it can prohibit cable systems from carrying its signal or grant the appropriate cable system the authority to retransmit the broadcast signal for a fee or other consideration. In October 1999, we elected must-carry or retransmission consent with respect to each of the non-Fox affiliated stations based on our evaluation of the respective markets and the position of our owned or programmed station(s) within the market. Our stations continue to be carried on all pertinent cable systems, and we do not believe that our elections have resulted in the shifting of our stations to less desirable cable channel locations. Many of the agreements we have negotiated for cable carriage are short term, subject to month-to-month extensions. Accordingly, we may need to negotiate new long term retransmission consent agreements for our stations to ensure carriage on those relevant cable systems for the balance of this triennial period (i.e., through December 31, 2002).

     The FCC has initiated a rulemaking proceeding to consider whether to apply must-carry rules to require cable companies to carry both the analog and digital signals of local broadcasters during the DTV transition period between 2002 and 2006 when television stations will be broadcasting both signals. If the FCC does not require DTV must-carry, cable customers in our broadcast markets may not receive the station's digital signal.

     Syndicated Exclusivity/Territorial Exclusivity. The FCC's syndicated exclusivity rules allow local broadcast television stations to demand that cable operators black out syndicated non-network programming carried on "distant signals" (i.e., signals of broadcast stations, including so-called "superstations," which serve areas substantially removed from the cable system's local community). The FCC's network non-duplication rules allow local broadcast network television affiliates to require that cable operators black out duplicating network programming carried on distant signals. However, in a number of markets in which we own or program stations affiliated with a network, a station that is affiliated with the same network in a nearby market is carried on cable systems in our market. This is not in violation of the FCC's network non-duplication rules. However, the carriage of two network stations on the same cable system could result in a decline of viewership adversely affecting the revenues of our owned or programmed station.

DIGITAL TELEVISION

     The FCC has taken a number of steps to implement digital television (DTV) broadcasting services. The FCC has adopted an allotment table that provides all authorized television stations with a second channel on which to broadcast a DTV signal. The FCC has attempted to provide DTV coverage areas that are comparable to stations' existing service areas. The FCC has ruled that television broadcast licensees may use their digital channels for a wide variety of services such as high-definition television, multiple standard definition television programming, audio, data, and other types of communications, subject to the requirement that each broadcaster provide at least one free video channel equal in quality to the current technical standard and further subject to the requirement that broadcasters pay a fee of 5% of gross revenues on all DTV subscription services.

     DTV channels are generally located in the range of channels from channel 2 through channel 51. The FCC required that affiliates of ABC, CBS, Fox and NBC in the top 10 television markets begin digital broadcasting by May 1, 1999 and that affiliates of these networks in markets 11 through 30 begin digital broadcasting by November 1999. All other commercial stations are required to begin digital broadcasting by May 1, 2002. The majority of our stations are required to commence digital operations by May 1, 2002. Applications for digital facilities for all of our stations were filed by November 1, 1999. The FCC's plan calls for the DTV transition period to end in the year 2006, at which time the FCC expects that television broadcasters will cease non-digital broadcasting and return one of their two channels to the government, allowing that spectrum to be recovered for other uses. The FCC has been authorized by Congress to extend the December 31, 2006 deadline for reclamation of a television station's non-digital channel if, in any given case:

     o one or more television stations affiliated with ABC, CBS, NBC or Fox in a market is not broadcasting digitally, and the FCC determines that such stations have "exercised due diligence" in attempting to convert to digital broadcasting, or

     o less than 85% of the television households in the station's market subscribe to a multichannel video service (cable, wireless cable or direct-to-home broadcast satellite television ("DBS")) that carries at least one digital channel from each of the local stations in that market, or

     o less than 85% of the television households in the market can receive digital signals off the air using either a set-top converter box for an analog television set or a new DTV television set.

     Congress directed the FCC to auction channels 60-69 for commercial and public safety services no sooner than January 1, 2001. However, Congress recently amended this directive to allow for the auction of these channels this year. Five of our television stations currently operate their analog facilities on channels between 60-69. Although not required to return these channels until the end of the DTV transition period (December 31 2006), the FCC is encouraging broadcasters to consider surrendering these analog channels sooner. We cannot predict the outcome of these changes.

     Congress directed the FCC to auction the remaining non-digital channels by September 30, 2002 even though they are not to be reclaimed by the government until at least December 31, 2006. Broadcasters are permitted to bid on the non-digital channels in cities with populations greater than 400,000, provided the channels are used for DTV. The FCC has initiated separate proceedings to consider the surrender of existing television channels and how these frequencies will be used after they are eventually recovered from broadcasters.

     Implementation of digital television will also impose substantial additional costs on television stations because of the need to replace equipment and because some stations will need to operate at higher utility costs and there can be no assurance that our television stations will be able to increase revenue to offset such costs. The FCC has proposed imposing new public interest requirements on television licensees in exchange for their receipt of DTV channels. In addition, Congress has held hearings on broadcasters' plans for the use of their digital spectrum. As part of its first biennial review of the DTV transition process, the FCC has issued a rulemaking seeking comments on a number of issues effecting the transition, including a review of the digital transmission standard.

RADIO

     National Ownership Rule. There are no limits on the number of radio stations a single individual or entity may own nationwide.

     Local Ownership Rules. The limits on the number of radio stations one entity may own locally are as follows:

     o in a market with 45 or more commercial radio stations, an entity may own up to eight commercial radio stations, not more than five of which are in the same service (AM or FM);

     o in a market with between 30 and 44 (inclusive) commercial radio stations, an entity may own up to seven commercial radio stations, not more than four of which are in the same service;

     o in a market with between 15 and 29 (inclusive) commercial radio stations, an entity may own up to six commercial radio stations, not more than four of which are in the same service; and

     o in a market with 14 or fewer commercial radio stations, an entity may own up to five commercial radio stations, not more than three of which are in the same service, except that an entity may not own more than 50% of the stations in such market.

     These numerical limits apply regardless of the aggregate audience share of the stations sought to be commonly owned. FCC ownership rules continue to permit an entity to own one FM and one AM station in a local market regardless of market size. Irrespective of FCC rules governing radio ownership, however, the Department of Justice and the Federal Trade Commission have the authority to determine, and in certain radio transactions have determined, that a particular transaction presents antitrust concerns. Moreover, in certain cases the FCC examined issues of market concentration notwithstanding a transaction's compliance with the numerical station limits. The FCC has also indicated that it may propose further revisions to its radio multiple ownership rules.

     Local Marketing Agreements. As in television, a number of radio stations have entered into LMAs. The FCC's multiple ownership rules specifically permit radio station LMAs to be entered into and implemented, so long as the licensee of the station which is being programmed under the LMA maintains ultimate responsibility for and control over programming and operations of its broadcast station and assures compliance with applicable FCC rules and policies. For the purposes of the multiple ownership rules, in general, a radio station being programmed pursuant to an LMA by an entity is not considered an attributable ownership interest of that entity unless that entity already owns a radio station in the same market. However, a licensee that owns a radio station in a market, and brokers more than 15% of the time on another station serving the same market (i.e. a station whose principal community contour overlaps that of the owned market), is considered to have an attributable ownership interest in the brokered station for purposes of the FCC's multiple ownership rules. As a result, in a market in which we own a radio station, we would not be permitted to enter into an LMA with another local radio station which we could not own under the local ownership rules, unless our programming constituted 15% or less of the other local station's programming time on a weekly basis.

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

RESTRICTIONS ON BROADCAST ADVERTISING

     Advertising of cigarettes and certain other tobacco products on broadcast stations has been banned for many years. Various states also restrict the advertising of alcoholic beverages.

     The Communications Act and FCC rules also place restrictions on the broadcasting of advertisements by legally qualified candidates for elective office. Among other things,

     o stations must provide "reasonable access" for the purchase of time by legally qualified candidates for federal office,

     o stations must provide "equal opportunities" for the purchase of equivalent amounts of comparable broadcast time by opposing candidates for the same elective office, and

     o during the 45 days preceding a primary or primary run-off election and during the 60 days preceding a general or special election, legally qualified candidates for elective office may be charged no more than the station's "lowest unit charge" for the same class of advertisement, length of advertisement, and daypart.

Both the President of the United States and the Chairman of the FCC have called for rules that would require broadcast stations to provide free airtime to political candidates. We cannot predict the effect of such a requirement on our stations' advertising revenues.

PROGRAMMING AND OPERATION

     General. The Communications Act requires broadcasters to serve the "public interest." The FCC has relaxed or eliminated many of the more formalized procedures it had developed in the past to promote the broadcast of certain types of programming responsive to the needs of a station's community of license. FCC licensees continue to be required, however, to present programming that is responsive to their communities' issues, and to maintain certain records demonstrating such responsiveness. Complaints from viewers concerning a station's programming may be considered by the FCC when it evaluates renewal applications of a licensee, although such complaints may be filed at any time and generally may be considered by the FCC at any time. Stations also must pay regulatory and application fees, and follow various rules promulgated under the Communications Act that regulate, among other things, political advertising, sponsorship identifications, the advertisement of contests and lotteries, obscene and indecent broadcasts, and technical operations, including limits on radio frequency radiation. The FCC recently adopted rules reaffirming its authority to have an Equal Employment Opportunity (EEO) nondiscrimination rule and policies and to require broadcast licensees to create equal employment outreach programs and maintain records and make filings with the FCC evidencing such efforts.

     Children's Television Programming. Television stations are required to broadcast a minimum of three hours per week of "core" children's educational programming, which the FCC defines as programming that

     o services the educational and informational needs of children 16 years of age and under as a significant purpose;

     o    is  regularly  scheduled,  weekly and at least 30 minutes in duration;
          and

     o is aired between the hours of 7:00 a.m. and 10:00 p.m. Furthermore, "core" children's educational programs, in order to qualify as such, are required to be identified as educational and informational programs over the air at the time they are broadcast, and are required to be identified in the children's programming reports required to be placed quarterly in stations' public inspection files and filed annually with the FCC.

     Additionally, television stations are required to identify and provide information concerning "core" children's programming to publishers of program guides and listings.

     Television Violence. The television industry has developed a ratings system that has been approved by the FCC. Furthermore, the FCC requires certain television sets to include the so-called "V-chip," a computer chip that allows blocking of rated programming.

PENDING MATTERS

     The Congress and the FCC have under consideration, and in the future may consider and adopt, new laws, regulations and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation, ownership and profitability of our broadcast stations, result in the loss of audience share and advertising revenues for our broadcast stations, and affect our ability to acquire additional broadcast stations or finance such acquisitions. In addition to the changes and proposed changes noted above, such matters may include, for example, the license renewal process, spectrum use fees, political advertising rates, potential restrictions on the advertising of certain products (beer, wine and hard liquor, for example), and the rules and policies to be applied in enforcing the FCC's equal employment opportunity regulations.

     Other matters that could affect our broadcast properties include technological innovations and developments generally affecting competition in the mass communications industry, such as direct radio and television broadcast satellite service, creation of low power radio and class A television services, the continued establishment of wireless cable systems and low power television stations, digital television and radio technologies, the Internet and the advent of telephone company participation in the provision of video programming service.

OTHER CONSIDERATIONS

     The foregoing summary does not purport to be a complete discussion of all provisions of the Communications Act or other congressional acts or of the regulations and policies of the FCC. For further information, reference should be made to the Communications Act, other congressional acts, and regulations and public notices promulgated from time to time by the FCC. There are additional regulations and policies of the FCC and other federal agencies that govern political broadcasts, advertising, equal employment opportunity, and other matters affecting our business and operations.

ENVIRONMENTAL REGULATION

     Prior to our ownership or operation of our facilities, substances or waste that are or might be considered hazardous under applicable environmental laws may have been generated, used, stored or disposed of at certain of those facilities. In addition, environmental conditions relating to the soil and groundwater at or under our facilities may be affected by the proximity of nearby properties that have generated, used, stored or disposed of hazardous substances. As a result, it is possible that we could become subject to environmental liabilities in the future in connection with these facilities under applicable environmental laws and regulations. Although we believe that we are in substantial compliance with such environmental requirements, and have not in the past been required to incur significant costs in connection therewith, there can be no assurance that our costs to comply with such requirements will not increase in the future. We presently believe that none of our properties have any condition that is likely to have a material adverse effect on our financial condition or results of operations.

COMPETITION

     Our television and radio stations compete for audience share and advertising revenue with other television and radio stations in their respective DMAs or MSAs, as well as with other advertising media, such as newspapers, magazines, outdoor advertising, transit advertising, yellow page directories, direct mail, satellite and local cable and wireless cable systems. Some competitors are part of larger organizations with substantially greater financial, technical and other resources than we have.

     Television Competition. Competition in the television broadcasting industry occurs primarily in individual DMAs. Generally, a television broadcasting station in one DMA does not compete with stations in other DMAs. Our television stations are located in highly competitive DMAs. In addition, certain of our DMAs are overlapped by both over-the-air and cable carriage of stations in adjacent DMAs, which tends to spread viewership and advertising expenditures over a larger number of television stations.

     Broadcast television stations compete for advertising revenues primarily with other broadcast television stations, radio stations, cable channels and cable system operators serving the same market. Traditional network programming generally achieves higher household audience levels than Fox, WB and UPN programming and syndicated programming aired by independent stations. This can be attributed to a combination of factors, including the traditional networks' efforts to reach a broader audience, generally better signal carriage available when broadcasting over VHF channels 2 through 13 versus broadcasting over UHF channels 14 through 69 and the higher number of hours of traditional network programming being broadcast weekly. However, greater amounts of advertising time are available for sale during Fox, UPN and WB programming and non-network syndicated programming, and as a result we believe that our programming typically achieves a share of television market advertising revenues greater than its share of the market's audience.

     Television stations compete for audience share primarily on the basis of program popularity, which has a direct effect on advertising rates. A large amount of a station's prime time programming is supplied by Fox, ABC, NBC and CBS, and to a lesser extent WB and UPN. In those periods, our affiliated stations are totally dependent upon the performance of the networks' programs in attracting viewers. Non-network time periods are programmed by the station primarily with syndicated programs purchased for cash, cash and barter, or barter-only, and also through self-produced news, public affairs and other entertainment programming.

     Television advertising rates are based upon factors which include the size of the DMA in which the station operates, a program's popularity among the viewers that an advertiser wishes to attract, the number of advertisers competing for the available time, the demographic makeup of the DMA served by the station, the availability of alternative advertising media in the DMA including radio and cable, the aggressiveness and knowledge of sales forces in the DMA and development of projects, features and programs that tie advertiser messages to programming. We believe that our sales and programming strategies allow us to compete effectively for advertising within our DMAs.

     Other factors that are material to a television station's competitive position include signal coverage, local program acceptance, network affiliation, audience characteristics and assigned broadcast frequency. Historically, our UHF broadcast stations have suffered a competitive disadvantage in comparison to stations with VHF broadcast frequencies. This historic disadvantage has gradually declined through

     o    carriage on cable systems,

     o    improvement in television receivers,

     o    improvement in television transmitters,

     o    wider use of all channel antennae,

     o    increased availability of programming, and

     o    the development of new networks such as Fox, WB and UPN.

     The broadcasting industry is continuously faced with technical changes and innovations, the popularity of competing entertainment and communications media, changes in labor conditions, and governmental restrictions or actions of federal regulatory bodies, including the FCC, any of which could possibly have a material effect on a television station's operations and profits. For instance, the FCC currently is conducting a rule making concerning the implementation of a Class A television service for qualifying low power television stations. A low power television station that qualifies for Class A status would have certain rights currently accorded to full-power television stations, which may allow them to compete more effectively with full power stations. We cannot predict the outcome of this proceeding or the effect of Class A television stations in markets where have full-power television stations.

     There are sources of video service other than conventional television stations, the most common being cable television, which can increase competition for a broadcast television station by bringing into its market distant broadcasting signals not otherwise available to the station's audience, serving as a distribution system for national satellite-delivered programming and other non-broadcast programming originated on a cable system and selling advertising time to local advertisers. Other principal sources of competition include home video exhibition and Direct Broadcast Satellite services and multichannel multipoint distribution services (MMDS). DBS and cable operators in particular are competing more aggressively than in the past for advertising revenues in our TV stations' markets. This competition could adversely affect our stations' revenues and performance in the future.

     In addition, SHVIA could also have an adverse effect on our broadcast stations' audience share and advertising revenue because it may allow satellite carriers to provide the signal of distant stations with the same network affiliation as our stations to more television viewers in our markets than would have been permitted under previous law. The legislation also allows satellite carriers to provide local television signals by satellite within a station market, but does not require satellite carriers to carry all local stations in a market until 2002. Satellite carriers could decide to carry other stations in our markets, but not our stations, which could adversely affect our stations' audience share.

     Moreover, technology advances and regulatory changes affecting programming delivery through fiber optic telephone lines and video compression could lower entry barriers for new video channels and encourage the development of increasingly specialized "niche" programming. Telephone companies are permitted to provide video distribution services via radio communication, on a common carrier basis, as "cable systems" or as "open video systems," each pursuant to different regulatory schemes. We are unable to predict what other video technologies might be considered in the future, or the effect that technological and regulatory changes will have on the broadcast television industry and on the future profitability and value of a particular broadcast television station.

     We believe that television broadcasting may be enhanced significantly by the development and increased availability of DTV technology. This technology has the potential to permit us to provide viewers multiple channels of digital television over each of our existing standard channels, to provide certain programming in a high definition television format and to deliver various forms of data, including data on the Internet, to PCs and handheld devices. These additional capabilities may provide us with additional sources of revenue as well as additional competition.

     While DTV technology is currently available in the top thirty viewing markets, a successful transition from the current analog broadcast format to a digital format may take many years. We cannot assure you that our efforts to take advantage of the new technology will be commercially successful.

     We also compete for programming, which involves negotiating with national program distributors or syndicators that sell first-run and rerun packages of programming. Our stations compete for exclusive access to those programs against in-market broadcast station competitors for syndicated products. Cable systems generally do not compete with local stations for programming, although various national cable networks from time to time have acquired programs that would have otherwise been offered to local television stations. Public broadcasting stations generally compete with commercial broadcasters for viewers but not for advertising dollars.

     Historically, the cost of programming has increased because of an increase in the number of new independent stations and a shortage of quality programming. However, we believe that over the past five years program prices generally have stabilized or fallen on a per station basis, but aggregate programming costs have risen as we have attempted to improve the quality of our stations' programming line-ups.

     We believe we compete favorably against other television stations because of our management skill and experience, our ability historically to generate revenue share greater than our audience share, our network affiliations and our local program acceptance. In addition, we believe that we benefit from the operation of multiple broadcast properties, affording us certain non-quantifiable economies of scale and competitive advantages in the purchase of programming.

     Radio Competition. Radio broadcasting is a highly competitive business, and each of the radio stations operated by us competes for audience share and advertising revenue directly with other radio stations in our geographic market, as well as with other media, including television, cable television, newspapers, magazines, direct mail and billboard advertising. The audience ratings and advertising revenue of each of such stations are subject to change, and any adverse change in a particular market could have a material adverse effect on the revenue of such radio stations located in that market. We cannot assure you that any one of our radio stations will be able to maintain or increase its current audience ratings and radio advertising revenue market share.

     The radio broadcasting industry is also subject to competition from new media technologies that are being developed or introduced, such as the delivery of audio programming by cable television systems and by digital audio broadcasting (DAB). DAB may provide a medium for the delivery by satellite or terrestrial means of multiple new audio programming formats to local and national audiences. Also, new technology has introduced the broadcast of radio programming over the Internet. This new capability may provide an additional source of competition in some of our markets. In addition, the FCC has created a new low-power FM radio service, which may create new competition in some of our radio markets.

EMPLOYEES

     As of December 31, 1999, we had approximately 3,700 employees. With the exception of certain employees of KOVR-TV, KDNL-TV, WSYX-TV, WCHS-TV, WGGB-TV, WGME-TV, KGAN-TV, WICS-TV and certain employees at two radio stations in St. Louis (totaling approximately 280 employees), none of our employees is represented by labor unions under any collective bargaining agreement. We have not experienced any significant labor problems and consider our overall labor relations to be good.

ITEM 2. PROPERTIES

     Generally, each of our stations has facilities consisting of offices, studios and tower sites. Transmitter and tower sites are located to provide maximum signal coverage of our stations' markets. The following is a summary of our principal owned and leased real properties as we believe that no one property represents a material amount of the total properties owned or leased.

                                                        OWNED              LEASED
                                                  -----------------   ----------------
Office and Studio Building ....................   481,000 sq. ft.     323,000 sq. ft.
Office and Studio Land ........................   60 acres            --
Transmitter Building Site .....................   58,000 sq. ft.      22,000 sq. ft.
Transmitter and Tower Land ....................   805 acres           265 acres

     We believe that all of our properties, both owned and leased, are generally in good operating condition, subject to normal wear and tear, and are suitable and adequate for our current business operations.

ITEM 3. LEGAL PROCEEDINGS

     Lawsuits and claims are filed against us from time to time in the ordinary course of business. These actions are in various preliminary stages and no judgments or decisions have been rendered by hearing boards or courts. We do not believe that these actions, individually or in the aggregate, will have a material adverse affect on our financial condition or results of operations. In addition to certain actions arising in the ordinary course, two actions relating to disposition of assets have been asserted as described more fully in "Item 1 -- Business--Pending Dispositions."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of our stockholders during the fourth quarter of 1999.

                                    PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our class A common stock is listed for trading on the Nasdaq stock market under the symbol SBGI. The following table sets forth for the periods indicated the high and low sales prices on the Nasdaq stock market.

       1998                                         HIGH          LOW
       --------------------------------------- ------------- -------------
       First Quarter .........................  $   29.250    $   21.438
       Second Quarter ........................      31.125        23.313
       Third Quarter .........................      30.125        15.875
       Fourth Quarter ........................      20.000         6.750


       1999                                         HIGH          LOW
       --------------------------------------- ------------- -------------
       First Quarter .........................  $   20.125    $   13.250
       Second Quarter ........................      17.000         9.250
       Third Quarter .........................      21.500         9.000
       Fourth Quarter ........................      12.875         7.938

     As of March 24, 2000, there were approximately 101 stockholders of record of our common stock. This number does not include beneficial owners holding shares through nominee names. Based on information available to us, we believe we have more than 5,000 beneficial owners of our class A common stock.

     We generally have not paid a dividend on our common stock and do not expect to pay dividends on our common stock in the foreseeable future. Our 1998 bank credit agreement and certain of our subordinated debt generally prohibits us from paying dividends on our common stock. Under the indentures governing our 10% senior subordinated notes due 2005, 9% senior subordinated notes due 2007 and 8 3/4% senior subordinated notes due 2007, we are not permitted to pay dividends on our common stock unless certain specified conditions are satisfied, including that

     o no event of default then exists under the indenture or certain other specified agreements relating to our indebtedness and

     o we, after taking account of the dividend, are in compliance with certain net cash flow requirements contained in the indenture. In addition, under certain of our senior unsecured debt, the payment of dividends is not permissible during a default thereunder.

ITEM 6. SELECTED FINANCIAL DATA

     The selected consolidated financial data for the years ended December 31, 1995, 1996, 1997, 1998, and 1999 have been derived from our audited consolidated financial statements. The consolidated financial statements for the years ended December 31, 1997, 1998 and 1999 are included elsewhere in this report.

     The information below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements included elsewhere in this report.

                         STATEMENT OF OPERATIONS DATA
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                       YEARS ENDED DECEMBER 31,
                                               ------------------------------------------------------------------------
                                                   1995           1996           1997           1998           1999
                                               ------------ --------------- ------------- --------------- -------------
STATEMENT OF OPERATIONS DATA:
 Net broadcast revenues(a) ...................  $  187,934   $    308,888    $  407,410    $    564,727    $  670,252
 Barter revenues .............................      18,200         29,707        42,468          59,697        63,387
                                                ----------   ------------    ----------    ------------    ----------
 Total revenues ..............................     206,134        338,595       449,878         624,424       733,639
                                                ----------   ------------    ----------    ------------    ----------
 Operating costs(b) ..........................      64,326        117,129       153,935         220,538       283,334
 Expenses from barter arrangements ...........      16,120         25,189        38,114          54,067        57,561
 Depreciation and amortization(c) ............      80,410        113,848       137,286         177,224       224,553
 Stock-based compensation ....................          --            739         1,410           2,908         2,494
                                                ----------   ------------    ----------    ------------    ----------
 Broadcast operating income ..................      45,278         81,690       119,133         169,687       165,697
 Interest expense ............................     (39,253)       (84,314)      (98,393)       (138,952)     (178,281)
 Subsidiary trust minority interest
   expense(d) ................................          --             --       (18,600)        (23,250)      (23,250)
 Gain (loss) on sale of broadcast assets .....          --             --            --           1,232          (418)
 Unrealized (loss) gain on derivative
   instrument ................................          --             --            --          (9,050)       15,747
 Interest and other income ...................       4,163          3,478         2,231           6,694         3,486
                                                ----------   ------------    ----------    ------------    ----------
 Income (loss) before income taxes ...........      10,188            854         4,371           6,361       (17,019)
 Provision for income taxes ..................      (5,200)        (4,130)      (13,201)        (32,562)      (25,107)
                                                ----------   ------------    ----------    ------------    ----------
 Net income (loss) from continuing
   operations ................................       4,988         (3,276)       (8,830)        (26,201)      (42,126)
 Discontinued operations:
 Net income from discontinued
   operations, net of related income
   taxes .....................................          --          4,407         4,466          14,102        17,538
 Gain (loss) on sale of broadcast assets,
   net of related income taxes ...............          --             --          (132)          6,282       192,372
 Extraordinary item:
 Loss on early extinguishment of debt,
   net of related income tax benefit .........      (4,912)                      (6,070)        (11,063)           --
                                                ----------   ------------    ----------    ------------    ----------
 Net income (loss) ...........................  $       76   $      1,131    $  (10,566)   $    (16,880)   $  167,784
                                                ==========   ============    ==========    ============    ==========
 Net income (loss) available to common
   shareholders ..............................  $       76   $      1,131    $  (13,329)   $    (27,230)   $  157,434
                                                ==========   ============    ==========    ============    ==========
OTHER DATA:
 Broadcast cash flow(e) ......................  $  111,124   $    175,211    $  221,631    $    305,304    $  332,307
 Broadcast cash flow margin(f) ...............        59.1%          56.7%         54.4%           54.1%         49.6%
 Adjusted EBITDA(g) ..........................  $  105,750   $    167,441    $  209,220    $    288,712    $  313,271
 Adjusted EBITDA margin(f) ...................        56.3%          54.2%         51.4%           51.1%         46.7%
 After tax cash flow(h) ......................  $   54,645   $     77,484    $  104,884    $    149,759    $  137,245
 Program contract payments ...................      19,938         28,836        48,609          61,107        79,473
 Corporate overhead expense ..................       5,374          7,770        12,411          16,592        19,036
 Capital expenditures ........................       1,702         12,609        19,425          19,426        30,861
 Cash flows from operating activities ........      55,986         69,298        96,625         150,480       130,161
 Cash flows from investing activities ........    (119,320)    (1,019,853)     (218,990)     (1,812,682)      453,003
 Cash flows from financing activities ........     173,338        840,446       259,351       1,526,143      (570,024)

                                                                YEARS ENDED DECEMBER 31,
                                             ---------------------------------------------------------------
                                                 1995        1996         1997         1998         1999
                                             ----------- ------------ ------------ ------------ ------------
PER SHARE DATA:
 Basic net income (loss) per share from
   continuing operations ...................  $   0.08    $    (0.05)  $    (0.16)  $    (0.39)  $    (0.54)
 Basic earnings per share from
   discontinued operations .................  $     --    $     0.06   $     0.06   $     0.22   $     2.17
 Basic loss per share from extraordinary
   item ....................................  $     --    $       --   $    (0.08)  $    (0.12)  $       --
 Basic net income (loss) per share .........  $     --    $     0.02   $    (0.19)  $    (0.29)  $     1.63
 Diluted net income (loss) per share
   from continuing operations ..............  $   0.08    $    (0.05)  $    (0.16)  $    (0.39)  $    (0.54)
 Diluted earnings per share from
   discontinued operations .................  $     --    $     0.06   $     0.06   $     0.22   $     2.17
 Diluted loss per share from
   extraordinary item ......................  $     --    $       --   $    (0.08)  $    (0.12)  $       --
 Diluted net income (loss) per share .......  $     --    $     0.02   $    (0.19)  $    (0.29)  $     1.63
BALANCE SHEET DATA:
 Cash and cash equivalents .................  $112,450    $    2,341   $  139,327   $    3,268   $   16,408
 Total assets ..............................   605,272     1,707,297    2,034,234    3,852,752    3,619,510
 Total debt(i) .............................   418,171     1,288,103    1,080,722    2,327,221    1,792,339
 HYTOPS(j) .................................        --            --      200,000      200,000      200,000
 Total stockholders' equity ................    96,374       237,253      543,288      816,043      974,917

----------
(a) "Net broadcast revenues" are defined as broadcast revenues net of agency commissions.

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

(d) Subsidiary trust minority interest expense represents the distributions on the HYTOPS. See footnote j.

(e) "Broadcast cash flow" (BCF) is defined as broadcast operating income plus corporate expenses, special bonuses paid to executive officers, stock-based compensation, depreciation and amortization (including film amortization and amortization of deferred compensation), less cash payments for program rights. Cash program payments represent cash payments made for current programs payable and do not necessarily correspond to program usage. We have presented BCF data, which we believe is comparable to the data provided by other companies in the industry, because such data are commonly used as a measure of performance for broadcast companies; however, there can be no assurance that it is comparable. However, BCF does not purport to represent cash provided by operating activities as reflected in our consolidated statements of cash flows and is not a measure of financial performance under generally accepted accounting principles. In addition, BCF should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. Management believes the presentation of BCF is relevant and useful because 1) it is a measurement utilized by lenders to measure our ability to service its debt, 2) it is a measurement utilized by industry analysts to determine a private market value of our television and radio stations and 3) it is a measurement industry analysts utilize when determining our operating performance.

(f) "Broadcast cash flow margin" is defined as broadcast cash flow divided by net broadcast revenues. "Adjust EBITDA margin" is defined as Adjusted EBITDA divided by net broadcast revenues.

(g) "Adjusted EBITDA" is defined as broadcast cash flow less corporate expenses and is a commonly used measure of performance for broadcast companies. We have presented Adjusted EBITDA data, which we believe is comparable to the data provided by other companies in the industry, because such data are commonly used as a measure of performance for broadcast companies; however, there can be no assurances that it is comparable. Adjusted EBITDA does not purport to represent cash provided by operating activities as reflected in our consolidated statements of cash flows and is not a measure of financial performance under generally accepted accounting principles. In addition, Adjusted EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. Management believes the presentation of Adjusted EBITDA is relevant and useful because 1) it is a measurement utilized by lenders to measure our ability to service our debt, 2) it is a measurement utilized by industry analysts to determine a private market value of our television and radio stations and 3) it is a measurement industry analysts utilize when determining our operating performance.

(h) "After tax cash flow" (ATCF) is defined as net income (loss) available to common shareholders, plus extraordinary items (before the effect of related tax benefits) plus depreciation and amortization (excluding film amortization), stock-based compensation, unrealized loss on derivative instrument (or minus the gain), the deferred tax provision related to operations or minus the deferred tax benefit) and minus the gain on sale of assets and deferred NOL carry backs. We have presented after tax cash flow data, which we believe is comparable to the data provided by other companies in the industry, because such data are commonly used as a measure of performance for broadcast companies; however, there can be no assurances that it is comparable. ATCF is presented here not as a measure of operating results and does not purport to represent cash provided by operating activities. ATCF should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. Management believes the presentation of ATCF is relevant and useful because ATCF is a measurement utilized by industry analysts to determine a public market value of our television and radio stations and ATCF is a measurement analysts utilize when determining our operating performance.

(i) "Total debt" is defined as long-term debt, net of unamortized discount, and capital lease obligations, including current portion thereof. Total debt does not include the HYTOPS or our preferred stock.

(j)  HYTOPS  represents  our  Obligated   Mandatorily   Redeemable  Security  of
     Subsidiary Trust Holding Solely KDSM Senior Debentures representing $200 million aggregate liquidation value.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     We are a diversified broadcasting company that owns or provides programming services pursuant to LMAs to more television stations than any other commercial broadcasting group the United States. We currently own, or provide programming services pursuant to LMAs to, 61 television stations and 11 radio stations. During 1999, we sold the majority of our radio stations and we have entered into agreements to sell or intend to enter into to sell in the future our remaining radio stations. In addition, we own equity interests in three Internet-related companies.

     Our operating revenues are derived from local and national advertisers and, to a much lesser extent, from political advertisers and television network compensation. Our revenues from local advertisers have continued to trend upward and revenues from national advertisers have continued to trend downward when measured as a percentage of local broadcast revenue. We believe this trend is primarily resulting from an increase in the number of media outlets providing national advertisers a means by which to advertise their goods or services. Our efforts to mitigate this trend include continuing our efforts to increase local revenues and the development of innovative marketing strategies to sell traditional and non-traditional services to national advertisers.

     Our primary operating expenses involved in owning, operating or programming the television and radio stations are syndicated program rights fees, commissions on revenues, employee salaries, and news-gathering and station promotional costs. Amortization and depreciation of costs associated with the acquisition of the stations and interest carrying charges are significant factors in determining our overall profitability.

     Set forth below are the principal types of broadcast revenues received by our stations for the periods indicated and the percentage contribution of each type to our total gross broadcast revenues:

                                BROADCAST REVENUE
                             (DOLLARS IN THOUSANDS)

                                                              YEARS ENDED DECEMBER 31,
                                  --------------------------------------------------------------------------------
                                            1997                       1998                        1999
                                  ------------------------   ------------------------   --------------------------
Local/regional advertising.....    $ 226,136        47.6%     $ 317,285        48.4%     $  397,047         51.1%
National advertising ..........      241,320        50.8%       296,864        45.3%        354,257         45.6%
Network compensation ..........        5,136         1.1%        18,203         2.8%         19,186          2.5%
Political advertising .........          934         0.2%        20,422         3.1%          3,157          0.4%
Production ....................        1,239         0.3%         2,617         0.4%          3,530          0.4%
                                   ---------       -----      ---------       -----      ----------        -----
Broadcast revenues ............      474,765       100.0%       655,391       100.0%        777,177        100.0%
                                                   =====                      =====                        =====
Less: agency commissions.......      (67,355)                   (90,664)                   (106,925)
                                   ---------                  ---------                  ----------
Broadcast revenues, net .......      407,410                    564,727                     670,252
Barter revenues ...............       42,468                     59,697                      63,387
                                   ---------                  ---------                  ----------
Total revenues ................    $ 449,878                  $ 624,424                  $  733,639
                                   =========                  =========                  ==========

     Our primary types of programming and their approximate percentages of 1999 net broadcast revenues were syndicated programming (64.1%), network programming (24.2%), direct advertising programming (5.8%), sports programming (4.0%) and children's programming (1.9%). Similarly, our four largest categories of advertising and their approximate percentages of 1999 net broadcast revenues were automotive (22.0%), fast food advertising (8.0%), retail/department stores (7.0%) and professional services (5.6%). No other advertising category accounted for more than 5% of our net broadcast revenues in 1999. No individual advertiser accounted for more than 2% of our consolidated net broadcast revenues in 1999.

     The following table sets forth certain of our operating data for the years ended December 31, 1997, 1998 and 1999. For definitions of items, see footnotes on pages 27 and 28 of this report.

                                 OPERATING DATA
                             (DOLLARS IN THOUSANDS)

                                                                           YEARS ENDED DECEMBER 31,
                                                               -------------------------------------------------
                                                                    1997              1998             1999
                                                               --------------   ---------------   --------------
Net broadcast revenues .....................................     $  407,410      $    564,727      $   670,252
Barter revenues ............................................         42,468            59,697           63,387
                                                                 ----------      ------------      -----------
Total revenues .............................................        449,878           624,424          733,639
                                                                 ----------      ------------      -----------
Operating costs ............................................        153,935           220,538          283,334
Expenses from barter arrangements ..........................         38,114            54,067           57,561
Depreciation and amortization ..............................        137,286           177,224          224,553
Stock-based compensation ...................................          1,410             2,908            2,494
                                                                 ----------      ------------      -----------
Broadcast operating income .................................     $  119,133      $    169,687      $   165,697
                                                                 ==========      ============      ===========
Net income (loss) ..........................................     $  (10,566)     $    (16,880)     $   167,784
                                                                 ==========      ============      ===========
Net income (loss) available to common shareholders .........     $  (13,329)     $    (27,230)     $   157,434
                                                                 ==========      ============      ===========
OTHER DATA:
Broadcast cash flow ........................................     $  221,631      $    305,304      $   332,307
BCF margin .................................................           54.4%             54.1%            49.6%
Adjusted EBITDA ............................................     $  209,220      $    288,712      $   313,271
Adjusted EBITDA margin .....................................           51.4%             51.1%            46.7%
After tax cash flow ........................................     $  104,884      $    149,759      $   137,245
Program contract payments ..................................         48,609            61,107           79,473
Corporate expense ..........................................         12,411            16,592           19,036
Capital expenditures .......................................         19,425            19,426           30,861
Cash flows from operating activities .......................         96,625           150,480          130,161
Cash flows from investing activities .......................       (218,990)       (1,812,682)         453,003
Cash flows from financing activities .......................        259,351         1,526,143         (570,024)

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1999 AND 1998

     Net broadcast revenues increased $105.6 million to $670.3 million for the year ended December 31, 1999 from $564.7 million for the year ended December 31, 1998, or 18.7%. The increase in net broadcast revenue for the year ended December 31, 1999 as compared to the year ended December 31, 1998 comprised of $106.9 million related to businesses acquired or disposed of by us in 1998 and 1999 (collectively the 1998 and 1999 Transactions) offset by a $1.3 million decrease in net broadcast revenues on a same station basis, representing a 0.3% decrease over prior year's net broadcast revenue for these stations. On a same station basis, revenues were negatively impacted by a decrease in revenues in the Raleigh, Norfolk and Sacramento markets. Our television stations in the Raleigh and Norfolk markets experienced a decrease in ratings which resulted in a loss in revenues and market revenue share primarily due to the loss of their affiliation agreements with Fox, which expired on August 31, 1998. In the Sacramento market, revenues decreased for the year ended December 31, 1999 as compared to the same period in 1998 due to the absence of political and olympic revenues experienced during 1998.

     On a same station basis, our national revenues decreased approximately 4.0% and our local revenues increased approximately 4.2%. Our revenues from local advertisers have continued to trend upward and revenues from national advertisers have continued to trend downward when measured as a percentage of local broadcast revenue. We believe this trend is primarily resulting from an increase in the number of media outlets providing national advertisers a means by which to advertise their goods or services.

     Total operating costs increased $62.8 million to $283.3 million for the year ended December 31, 1999 from $220.5 million for the year ended December 31, 1998, or 28.5%. The increase in operating costs for the year ended December 31, 1999 as compared to the year ended December 31, 1998 comprised of $55.4 million related to the 1998 and 1999 Transactions, $2.4 million related to an increase in corporate overhead expenses, and $5.0 million related to an increase in operating costs on a same station basis, representing a 3.5% increase over prior year's operating costs for those stations. The increase in corporate overhead expenses for the year ended December 31, 1999 primarily resulted from an increase in legal fees and an increase in salary costs incurred to manage a larger base of operations. The increase in operating costs on a same station basis primarily resulted from costs incurred during 1999 related to our agreements with the Fox and WB networks which were not incurred in 1998. Our payments to the Fox network related to the purchase of additional prime time inventory and our payments to the WB network related to our agreement with the network which requires us to make payments as ratings increase. We expect to incur these costs in future periods. In addition, we experienced an increase in commissions due to a larger number of local account executives. The increased number of account executives is part of our strategy to increase the percentage of our revenues derived from local advertising and we expect this to increase further in 2000 as we add additional account executives. See "Item 1. Business -- Television Broadcasting (Innovative Local Sales and Marketing)".

     Depreciation and amortization increased $47.4 million to $224.6 million for the year ended December 31, 1999 from $177.2 million for the year ended December 31, 1998. The increase in depreciation and amortization related to fixed asset, intangible asset, and program contract additions associated with businesses acquired during 1998 and 1999.

     Interest expense increased $39.3 million to $178.3 million for the year ended December 31, 1999 from $139.0 million for the year ended December 31, 1998, or 28.3%. The increase in interest expense for the year ended December 31, 1999 as compared to the year ended December 31, 1998 primarily resulted from higher interest expense related to acquisitions closed in the second half of 1998 and a high applicable interest rate margin for borrowing under our bank credit agreement. Subsidiary trust minority interest expense of $23.3 million for the year ended December 31, 1999 is related to the private placement of the $200 million aggregate liquidation value 11 5/8 % high yield trust offered preferred securities (the HYTOPS) completed March 12, 1997.

     Interest and other income decreased to $3.5 million for the year ended December 31, 1999 from $6.7 million for the year ended December 31, 1998. This decrease was primarily due to the decrease in the average cash balance during the 1999 fiscal year as compared to the same period in 1998.

     Net income for the year ended December 31, 1999 was $167.8 million or $1.63 per share compared to a net loss of $16.9 million or $0.29 per share for the year ended December 31, 1998. The change in net income for the year ended December 31, 1999 as compared to the net loss for the year ended December 31, 1998 was primarily due to the gain on the sale of radio broadcast assets related to discontinued operations. In addition, the change in net income for the year ended December 31, 1999 as compared to the net loss for the year ended December 31, 1998 was also attributable to the recognition of an unrealized gain on a treasury option derivative instrument, offset by an increase in interest expense.

     As noted above, our net income for the year ended December 31, 1999 included recognition of an unrealized gain of $15.7 million on a treasury option derivative instrument. Upon execution of the treasury option derivative instrument, we received a cash payment of $9.5 million. The treasury option derivative instrument will require us to make five annual payments equal to the difference between 6.14% minus the interest rate yield on five-year treasury securities on September 30, 2000 times the $300 million notional amount of the instrument. If the yield on five-year treasuries is equal to or greater than 6.14% on September 30, 2000, we will not be required to make any payment under the terms of this instrument. If the rate is below 6.14% on that date, we will be required to make payments, as described above, and the size of the payment will increase as the rate goes down. Each year, we recognize income or expense equal to the change in the projected liability under this arrangement based on interest rates at the end of the year. If the yield on five-year treasuries at September 30, 2000 were to equal the two year forward five year treasury rate on December 31, 1999 for treasuries settled on September 30, 2000, we would not be required to make payments.

     Broadcast cash flow increased $27.0 million to $332.3 million for the year ended December 31, 1999 from $305.3 million for the year ended December 31, 1998, or 8.8%. The increase in broadcast cash flow for the year ended December 31, 1999 as compared to the year ended December 31, 1998 was comprised of $36.0 million related to the 1998 and 1999 Transactions offset by a $9.0 million decrease in broadcast cash flow on a same station basis, representing a 4.1% decrease over prior year's broadcast cash flow for those stations. This decrease in broadcast cash flow on a same station basis primarily resulted from an increase in operating expenses and film payments combined with a slight decrease in net broadcast revenues. Our broadcast cash flow margin decreased to 49.6% for the year ended December 31, 1999 from 54.1% for the year ended December 31, 1998. On a same station basis, broadcast cash flow margin decreased from 52.9% for the year ended December 31, 1998 to 50.9% for the year ended December 31, 1999. The decrease in broadcast cash flow margin for the year ended December 31, 1999 as compared to the year ended December 31, 1998 primarily resulted from an increase in operating expenses and film payments combined with a slight decrease in net broadcast revenues.

     Adjusted EBITDA represents broadcast cash flow less corporate expenses. Adjusted EBITDA increased $24.6 million to $313.3 million for the year ended December 31, 1999 from $288.7 million for the year ended December 31, 1998, or 8.5%. The increase in adjusted EBITDA for the year ended December 31, 1999 as compared to the year ended December 31, 1998 resulted from the 1998 and 1999 Transactions offset by a $2.4 million increase in corporate overhead expenses, as described above. Our adjusted EBITDA margin decreased to 46.7% for the year ended December 31, 1999 from 51.1% for the year ended December 31, 1998. This decrease in adjusted EBITDA margin resulted primarily from the circumstances affecting broadcast cash flow margins as noted above combined with an increase in corporate expenses.

     After tax cash flow decreased $12.6 million to $137.2 million for the year ended December 31, 1999 from $149.8 million for the year ended December 31, 1998, or 8.4%. The decrease in after tax cash flow for the year ended December 31, 1999 as compared to the year ended December 31, 1998 primarily resulted from an increase in interest expense offset by a net increase in broadcast operating income relating to the 1998 and 1999 Transactions.

YEARS ENDED DECEMBER 31, 1998 AND 1997

     Net broadcast revenue increased $157.3 million to $564.7 million for the year ended December 31, 1998 from $407.4 million for the year ended December 31, 1997, or 38.6%. The increase in net broadcast revenue for the year ended December 31, 1998 as compared to the year ended December 31, 1997 comprised of $152.6 million related to businesses acquired or disposed of by us in 1998 (the 1998 Transactions) and $4.7 million resulted from an increase in net broadcast revenues on a same station basis, representing a 1.2% increase over prior year's net broadcast revenue for these stations. On a same station basis, revenues were negatively impacted by a decrease in revenues in the Baltimore, Milwaukee, Norfolk and Raleigh markets. Our television stations in these markets experienced a decrease in ratings which resulted in a loss in revenues and market revenue share. In the Raleigh and Norfolk television markets, our affiliation agreements with Fox expired on August 31, 1998 which further contributed to a decrease in ratings and revenues. In the Baltimore market, the addition of a new UPN affiliate competitor contributed to a loss in ratings and market revenue share. An additional factor which negatively impacted station revenues for the year was the loss of General Motors advertising revenues caused by a strike of its employees. These decreases in revenue on a same station basis were offset by revenue growth at certain of our other television stations combined with an increase in network compensation revenue and political advertising revenue.

     Total operating costs increased $66.6 million to $220.5 million for the year ended December 31, 1998 from $153.9 million for the year ended December 31, 1997, or 43.3%. The increase in operating costs for the year ended December 31, 1998 as compared to the year ended December 31, 1997 comprised of $64.3 million related to the 1998 Transactions, $4.2 million related to an increase in corporate overhead expenses, and $2.3 million related to an increase in operating costs on a same station basis, representing a 1.7% increase over prior year's operating costs for those stations. The increase in corporate overhead expenses for the year ended December 31, 1998 primarily resulted from an increase in legal fees and an increase in salary costs incurred to manage a larger base of operations.

     Depreciation and amortization increased $39.9 million to $177.2 million for the year ended December 31, 1998 from $137.3 million for the year ended December 31, 1997, or 29.1%. The increase in depreciation and amortization related to fixed asset and intangible asset additions associated with businesses acquired during 1997 and 1998.

     Broadcast operating income increased $50.6 million to $169.7 million for the year ended December 31, 1998, from $119.1 million for the year ended December 31, 1997, or 42.5%. The net increase in broadcast operating income for the year ended December 31, 1998 as compared to the year ended December 31, 1997 was primarily attributable to the 1998 Transactions.

     Interest expense increased $40.6 million to $139.0 million for the year ended December 31, 1998 from $98.4 million for the year ended December 31, 1997, or 41.3%. The increase in interest expense for the year ended December 31, 1998 primarily related to indebtedness incurred by us to finance the Acquisitions. Subsidiary trust minority interest expense of $23.3 million for the year ended December 31, 1998 is related to the private placement of the $200 million aggregate liquidation value 115/8% high yield trust offered preferred securities (HYTOPS) completed March 12, 1997. The increase in subsidiary trust minority interest expense for the year ended December 31, 1998 as compared to the year ended December 31, 1997 related to the HYTOPS being outstanding for a partial period during 1997.

     Interest and other income increased to $6.7 million for the year ended December 31, 1998 from $2.2 million for the year ended December 31, 1997. This increase was primarily due to higher average cash balances during these periods. However, cash balances were lower at December 31, 1998 than at December 31, 1997.

     Net loss for the year ended December 31, 1998 was $16.9 million or $0.29 per share compared to net loss of $10.6 million or $0.19 per share for the year ended December 31, 1997. Net loss increased for the year ended December 31, 1998 as compared to the year ended December 31, 1997 due to an increase in operating expenses, depreciation and amortization, interest expense, subsidiary trust minority interest expense, the recognition of an unrealized loss of $9.1 million on a derivative instrument and the recognition of an extraordinary loss offset by an increase in total revenues, a gain on the sale of broadcast assets and an increase in interest and other income. Our extraordinary loss of $11.1 million net of a related tax benefit of $7.4 million resulted from the write-off of debt acquisition costs associated with indebtedness replaced by the 1998 bank credit agreement.

     As noted above, our net loss for the year ended December 31, 1998 included recognition of a loss of $9.1 million on a treasury option derivative instrument. Upon execution of the treasury option derivative instrument, we received a cash payment of $9.5 million. The treasury option derivative instrument will require us to make five annual payments equal to the difference between 6.14% minus the interest rate yield on five-year treasury securities on September 30, 2000 times the $300 million notional amount of the instrument. If the yield on five-year treasuries is equal to or greater than 6.14% on September 30, 2000, we will not be required to make any payment under the terms of this instrument. If the rate is below 6.14% on that date, we will be required to make payments, as described above, and the size of the payment will increase as the rate goes down. Each year, we recognize an expense equal to the change in the projected liability under this arrangement based on interest rates at the end of the year. The loss recognized in the year ended December 31, 1998 reflects an adjustment of our liability under this instrument to the present value of future payments based on the two-year forward five-year treasury rate as of December 31, 1998. If the yield on five-year treasuries at September 30, 2000 were to equal the two year forward five year treasury rate on December 31, 1998 (4.6%), we would be required to make five annual payments of approximately $4.6 million each. If the yield on five-year treasuries declines further in periods before September 30, 2000, we will be required to recognize further losses. In any event, we will not be required to make any payments until September 30, 2000.

     Broadcast cash flow increased $83.7 million to $305.3 million for the year ended December 31, 1998 from $221.6 million for the year ended December 31, 1997, or 37.8%. The increase in broadcast cash flow for the year ended December 31, 1998 as compared to the year ended December 31, 1997 comprised of $86.7 million related to the 1998 Transactions offset by a $3.0 million decrease in broadcast cash flow on a same station basis, representing a 1.4% decrease over prior year's broadcast cash flow for those stations. The decrease in broadcast cash flow primarily related to an increase in film payments. Our broadcast cash flow margin decreased to 54.1% for the year ended December 31, 1998 from 54.4% for the year ended December 31, 1997. The decrease in broadcast cash flow margin for the year ended December 31, 1998 as compared to the year ended December 31, 1998 primarily resulted from an increase in film payments combined with a disproportionate increase in net broadcast revenue. On a same station basis, broadcast cash flow margin decreased from 54.4% for the year ended December 31, 1997 to 53.0% for the year ended December 31, 1998.

     Adjusted EBITDA represents broadcast cash flow less corporate expenses. Adjusted EBITDA increased $79.5 million to $288.7 million for the year ended December 31, 1998 from $209.2 million for the year ended December 31, 1997, or 38.0%. The increase in adjusted EBITDA for the year ended December 31, 1998 as compared to the year ended December 31, 1997 resulted from the 1998 Transactions offset by a $4.2 million increase in corporate overhead expenses, as described above. Our adjusted EBITDA margin decreased to 51.1% for the year ended December 31, 1998 from 51.4% for the year ended December 31, 1997. This decrease in adjusted EBITDA margin resulted primarily from the circumstances affecting broadcast cash flow margins as noted above combined with an increase in corporate expenses.

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

LIQUIDITY AND CAPITAL RESOURCES

     Our primary source of liquidity is cash provided by operations and availability under our 1998 bank credit agreement. As of December 31, 1999, we had $16.4 million in cash balances and excluding the effect of assets held for sale, broadcast assets related to discontinued operations and income taxes payable, working capital of approximately $44.5 million. As of March 15, 2000, the remaining balance available under the revolving credit facility was $650.0 million. Based on pro forma trailing cash flow levels for the twelve months ended December 31, 1999, we had approximately $224.2 million available of current borrowing capacity under our revolving credit facility. Our 1998 bank credit agreement also provides for an incremental term loan commitment in the amount of up to $400 million which can be utilized upon approval by the agent bank and the raising of sufficient commitments from banks to fund the additional loans.

     In July 1999, we entered into an agreement to sell 46 radio stations in nine markets to Entercom Communications Corporation (Entercom) for $824.5 million in cash. The transaction does not include our radio stations in the St. Louis market which are subject to the St. Louis purchase option. In December 1999, we closed on the sale of 41 radio stations in eight markets for a purchase price of $700.4 million. We expect to close on the remaining $124.1 million during 2000 which represents the Kansas City radio stations and WKRF-FM in Wilkes-Barre. The completion of the Kansas City transaction is subject to FCC and Department of Justice approval. The completion of the Wilkes-Barre transaction is subject only to FCC approval and the outcome of pending litigation in which a former licensee is seeking the return of the WKRF-FM license based on a fraudulent conveyance claim.

     On April 19, 1999, we entered into an agreement (the ATC Agreement) with American Tower Corporation, an independent owner, operator and developer of broadcast and wireless communication sites in the United States. Under the agreement, we would provide American Tower access to tower sites in a number of our markets including Nashville, TN, Dayton, OH, Richmond, VA, Mobile, AL, Pensacola, FL, San Antonio, TX, and Syracuse, NY. American Tower would construct new towers in each of these markets and would lease space on the towers to us. This is expected to provide us the additional tower capacity required to develop its digital television transmission needs in these markets at an initial capital outlay lower than would be required if we constructed these towers ourselves. The form of the master lease has been completed and agreed to; however, each market is subject to individual negotiations on terms specific to that market, which are still being negotiated with American Tower Corporation. If we cannot agree with American Tower on the terms and conditions of the individual market leases, neither party will have any obligation to the other under the ATC Agreement, which will then become a nullity.

     Net cash flows from operating activities decreased to $130.2 million for the year ended December 31, 1999 from $150.5 million for the year ended December 31, 1998 primarily as a result of the increase in program contract payments. We made payments of interest on outstanding indebtedness and subsidiary trust minority interest expense totaling $227.2 million during the year ended December 31, 1999 as compared to $140.9 million for the year ended December 31, 1998. Program rights payments for the year ended December 31, 1999 increased $18.4 million or 30.1%. This increase in program rights payments was comprised of $15.7 million related to the 1998 and 1999 Transactions and $2.7 million related to an increase in programming costs on a same station basis which increased 4.9%.

     Net cash flows from investing activities was $453.0 million for the year ended December 31, 1999 compared to net cash flows used in investing activities of $1.8 billion for the year ended December 31, 1998. For the year ended December 31, 1999, we made cash payments of approximately $237.3 million related to the acquisition of television and radio broadcast assets primarily by utilizing available indebtedness under our 1998 bank credit agreement. These payments included $118.6 million related to the April 1999 Guy Gannett acquisition, $83.6 million related to the July 1999 Guy Gannett acquisition, $14.1 million related to the St. Louis Radio acquisition, and $21.0 million related to other acquisitions. For the year ended December 31, 1999, we received approximately $733.9 million of cash proceeds related to the sale of certain television and radio broadcast assets which was primarily utilized to repay indebtedness under the 1998 bank credit agreement. These cash proceeds included $674.1 million related to the Entercom disposition, $23.7 million related to the Barnstable disposition, $35.9 million related to the CCA disposition, and $0.2 million related to other dispositions. During the year ended December 31, 1999, we made equity interest investments of approximately $14.2 million, including $7.6 million related to an investment in Acrodyne, $2.4 million related to an investment in Allegiance Capital Limited Partnership, $2.2 million related to an investment in BeautyBuys.com, and $2.0 million related to an investment in Tuscaloosa Tower. We made payments for property and equipment of $30.9 million for the year ended December 31, 1999. In addition, we anticipate that future requirements for capital expenditures will include capital expenditures incurred during the ordinary course of business and additional strategic station acquisitions and equity investments if suitable investments can be identified on acceptable terms.

     Net cash flows used in financing activities was $570.0 million for the year ended December 31, 1999 compared to net cash flows from financing activities of $1.5 billion for the year ended December 31, 1998. During the year ended
December 31, 1999, we repaid $857.5 million and $50.0 million under the revolving credit facility and term loan facility components of the 1998 bank credit agreement, respectively, primarily from proceeds of the sale of radio stations. In addition, we utilized borrowings under the revolving credit facility of $357.5 million primarily to fund acquisition activity including the Guy Gannett acquisition. During 1999 and as of December 31, 1999, we repurchased and retired 320,000 shares of our class A common stock for approximately $3.5 million. During 2000 and as of March 24, 2000, we repurchased and retired 3,460,066 shares of our class A common stock for aproximately $32.7 million.

INCOME TAXES

     The income tax provision increased to $174.9 million for the year ended December 31, 1999 from a provision of $45.7 million for the year ended December 31, 1998. For the year ended December 31, 1999, the provision for continuing operations and discontinued operations is $25.1 million and $149.8 million respectively. For the year ended December 31, 1998, the provision for continuing operations and discontinuing operations is $32.6 and $13.1 million respectively. For 1999, our pre-tax book loss from continuing operations was $17.0 million and we recorded a tax expense of $25.1 million. We recognized this provision on a pre-tax loss because our non-deductible tax items were in excess of the pre-tax loss and these items caused continuing operations to have taxable income. These non-deductible tax items primarily consisted of non-deductible goodwill associated with stock acquisitions.

     As of December 31, 1999, we have a net deferred tax liability of $228.7 million as compared to a net deferred tax liability of $165.5 million as of December 31, 1998. The increase in net deferred tax liability from the year ended December 31, 1998 to the year ended December 31, 1999 is due to the use of federal and state net operating losses and alternative minimum tax credits as a result of the sale of radio assets. Additionally, accelerated tax depreciation and amortization of fixed and intangible assets contributed to an increase in deferred tax liabilities.

     The income tax provision increased to $45.7 million for the year ended December 31, 1998 from a provision of $16.0 million for the year ended December 31, 1997. Our effective tax rate increased to 511.9% for the year ended December 31, 1998 from 302.0% for the year ended December 31, 1997. The increase in the effective tax rate for the year ended December 31, 1998 as compared to the year ended December 31, 1997 primarily resulted from an increase in non-deductible tax items including the deferred tax liability related to the HYTOPS transaction and non-deductible goodwill related to stock acquisitions.

SEASONALITY

     Our results usually are subject to seasonal fluctuations, which result in fourth quarter broadcast operating income being greater usually than first, second and third quarter broadcast operating income. This seasonality is primarily attributable to increased expenditures by advertisers in anticipation of holiday season spending and an increase in viewership during this period. In addition, revenues from political advertising tend to be higher in even numbered years.

YEAR 2000

     We spent approximately $2.5 million over the past two years updating hardware and software systems to ensure Year 2000 compliance. The four phases of our Year 2000 plan consisted of: inventory and data collection; compliance requests; test fix and verify; final testing and new item compliance. Each of the four phases of our Year 2000 process have been successfully completed and no disruptions to operations occurred as a result of Year 2000.

     Although we have completed all phases of our Year 2000 compliance project and currently believe all of our systems to be Year 2000 compliant, we cannot assure you that any of our systems will be Year 2000 compliant in future dates. In addition, we cannot assure you that outside systems indirectly related to our operations are Year 2000 compliant or will be Year 2000 compliant in future dates.

RISK FACTORS

     We believe that our future operating results and funds generated from operations and available under our credit facility will be sufficient to meet general corporate requirements and planned capital expenditures for the foreseeable future. However, we cannot identify nor can we control all circumstances that could occur in the future that may adversely affect our business and results of operations. Some of the circumstances that may occur and may impair our business are described below. If any of the following circumstances were to occur, our business could be materially adversely affected.

OUR SUBSTANTIAL INDEBTEDNESS COULD ADVERSELY AFFECT OUR OPERATIONS AND OUR ABILITY TO FULFILL OUR OBLIGATIONS TO YOU.

     We  have  a  high  level  of  debt  and  other   obligations   compared  to
stockholders' equity. Our obligations include the following:

     Indebtedness under the bank credit agreement. As of December 31, 1999, we owed $1,003 million under our bank credit agreement and had a $650.0 million remaining balance available. Based on pro forma trailing cash flow levels for the twelve months ended December 31, 1999, we had approximately $224.2 million available of current borrowing capacity under our bank credit agreement.

     Indebtedness under notes. We have issued and outstanding three series of senior subordinated notes. The total amount outstanding under these notes as of December 31, 1999 was $750.0 million.

     Obligations under High Yield Trust Offered Preferred Securities (HYTOPS). Sinclair Capital, a subsidiary trust of Sinclair, has issued $200 million aggregate liquidation amount of HYTOPS. "Aggregate liquidation amount" means the amount Sinclair Capital must pay to the holders when it redeems the HYTOPS or upon liquidation. Sinclair Capital must redeem the HYTOPS in 2009. We are indirectly liable for the HYTOPS obligations because we issued $206.2 million liquidation amount of series C preferred stock to KDSM, Inc., our wholly owned subsidiary, to support $200 million aggregate principal amount of 11 5/8% notes that KDSM, Inc. issued to Sinclair Capital to support the HYTOPS.

     Series D Convertible Exchangeable Preferred Stock. We have issued 3,450,000 shares of series D convertible exchangeable preferred stock with an aggregate liquidation preference of approximately $172.5 million. The liquidation preference means we would be required to pay the holder of series D convertible exchangeable preferred stock $172.5 million before we paid holders of common stock (or any other stock that is junior to the series D convertible exchangeable preferred stock) in any liquidation of Sinclair. We are not obligated to buy back or retire the series D convertible exchangeable preferred stock, but may do so at our option beginning in 2000 at a conversion rate of $22.8125 per share. In some circumstances, we may also exchange the series D convertible exchangeable preferred stock for 6% subordinated debentures due 2012 with an aggregate principal amount of $172.5 million.

     Program Contracts Payable and Programming Commitments. We enter into contracts to purchase future programming. Under these contracts, we were obligated on December 31, 1999 to make future payments totaling $176.1 million.

     Our relatively  high level of debt poses the following  risks to you and to
Sinclair:

     o We use a significant portion of our cash flow to pay principal and interest on our outstanding debt and to pay dividends on preferred stock. This will limit the amount available for other purposes. For the year ended December 31, 1999, we would have been required to pay $159.7 million in interest and preferred dividends (including dividend payments on the HYTOPS) if all of our material securities and acquisition and divestiture transactions during 1999 had been completed as of January 1, 1999.

     o Our lenders may not be as willing to lend additional amounts to us for future working capital needs, additional acquisitions, or other purposes.

     o The interest rate under our bank credit agreement is a floating rate, and will increase if general interest rates increase. This will increase the portion of our cash flow that must be spent on interest payments.

     o We may be more vulnerable to adverse economic conditions than less leveraged competitors and thus less able to withstand competitive pressures.

     o If our cash flow were inadequate to make interest and principal payments, we might have to refinance our indebtedness or sell one or more of our stations to reduce debt service obligations.

     Any of these effects could reduce the trading value of our securities.

OUR FLEXIBILITY IS LIMITED BY PROMISES WE HAVE MADE TO OUR LENDERS.

     Our existing financing agreements prevent us from taking certain actions and require us to meet certain tests. These restrictions and tests include the following:

          o    Restrictions on additional debt,

          o Restrictions on our ability to pledge our assets as security for our indebtedness,

          o Restrictions on payment of dividends, the repurchase of stock and other payments relating to capital stock,

          o Restrictions on some sales of assets and the use of proceeds of asset sales,

          o Restrictions on mergers and other acquisitions, satisfaction of conditions for acquisitions, and a limit on the total amount of acquisitions without consent of bank lenders,

          o Restrictions on the type of businesses we and our subsidiaries may be in,

          o Restrictions on type and amounts of investments we and our subsidiaries may make, and

          o Financial ratio and condition tests including the ratio of earnings before interest, taxes, depreciation and amortization (EBITDA) to total interest expense, the ratio of EBITDA to certain of our fixed expenses, and the ratio of indebtedness to EBITDA.

     Future financing arrangements may contain additional restrictions and tests. These restrictions and tests may prevent us from taking action that could increase the value of our securities, or may require actions that decrease the value of securities. In addition, we may fail to meet the tests and thereby default on one or more of our obligations. If we default on our obligations, creditors could require immediate payment of the obligations or foreclose on collateral. If this happened, we could be forced to sell assets or take other action that would reduce the value of our securities.

KEY OFFICERS AND DIRECTORS HAVE FINANCIAL INTERESTS THAT ARE DIFFERENT AND SOMETIMES OPPOSITE TO THOSE OF SINCLAIR.

     Some of our officers and directors own stock or partnership interests in businesses that engage in television broadcasting, do business with us, or otherwise do business that conflicts with our interests. David D. Smith, Frederick G. Smith, and J. Duncan Smith are each an officer and director of Sinclair, and Robert E. Smith is a director. Together, the Smiths hold shares of our stock that have a majority of the voting power. The Smiths own a business that operates a television station in St. Petersburg, Florida. The Smiths also own businesses that lease real property and tower space to us, buy advertising time from us, and engage in other transactions with us. In addition, relatives of the Smiths hold a majority of the equity, but not the voting control, of Glencairn, Ltd. Glencairn holds the licenses for television stations that we program under local marketing agreements with Glencairn.

     Maryland law and our financing agreements limit the extent to which our officers, directors and majority stockholders may transact business with us and pursue business opportunities that Sinclair might pursue. These limitations do not, however, prohibit all such transactions. Officers, directors and majority stockholders may therefore transact some business with us even when there is a conflict of interest.

THE SMITHS EXERCISE CONTROL OVER ALL MATTERS SUBMITTED TO A STOCKHOLDER VOTE, AND MAY HAVE INTERESTS THAT DIFFER FROM YOURS.

     David D. Smith, Frederick G. Smith, J. Duncan Smith and Robert E. Smith control the outcome of all matters submitted to a vote of stockholders. The Smiths hold class B common stock, which generally has 10 votes per share. Our class A common stock has only one vote per share. Our other series of preferred stock generally do not have voting rights. We describe in detail the voting rights of shares of our capital stock in portions of Sinclair's proxy statement for the 2000 annual meeting of shareholders under the heading "Security Ownership of Certain Beneficial Owners", which we have incorporated by reference in this report. As of December 31, 1999, the Smiths held shares representing 90% of the vote on most matters and representing 50% of the vote on the few matters for which class B shares have only one vote per share. The Smiths have agreed with each other that until 2005 they will vote for each other as director.

CERTAIN FEATURES OF OUR CAPITAL STRUCTURE MAY DETER OTHERS FROM ATTEMPTING TO ACQUIRE SINCLAIR.

     The control the Smiths have over stockholder votes may discourage other companies from trying to acquire us. In addition, our board of directors can issue additional shares of preferred stock with rights that might further discourage other companies from trying to acquire us. Anyone trying to acquire us would likely offer to pay more for shares of class A common stock than the amount those shares were trading for in market trades at the time of the offer. If the voting rights of the Smiths or the right to issue preferred stock discourage such takeover attempts, stockholders may be denied the opportunity to receive such a premium. The general level of prices for class A common stock might also be lower than it would be if these deterrents to takeovers did not exist.

WE DEPEND ON ADVERTISING REVENUE, WHICH MAY DECREASE DEPENDING ON A NUMBER OF CONDITIONS.

     Our main source of revenue is sales of advertising time. Our ability to sell advertising time depends on:

          o the health of the economy in the areas where our stations are located and in the nation as a whole;

          o    the popularity of our programming;

          o changes in the makeup of the population in the areas where our stations are located;

          o    the activities of our competitors; and

          o    other factors that may be beyond our control.

     For example, a labor dispute or other disruption at a major national advertiser, or a recession in a particular market, would make it more difficult to sell advertising time and could reduce our revenue.

WE MUST PURCHASE TELEVISION PROGRAMMING IN ADVANCE, BUT CANNOT PREDICT IF A PARTICULAR SHOW WILL BE POPULAR ENOUGH TO COVER ITS COST.

     One of our most significant costs is television programming. If a particular program is not popular, we may not be able to sell enough advertising time to cover the costs of the program. Since we purchase programming content from others, we also have little control over the costs of programming. We usually must purchase programming several years in advance, and may have to commit to purchase more than one year's worth of programming. Finally, we may replace programs that are doing poorly before we have recaptured any significant portion of the costs we incurred, or accounted fully for the costs on our books for financial reporting purposes. Any of these factors could reduce our revenues or otherwise cause our costs to escalate relative to revenues.

WE MAY LOSE A LARGE AMOUNT OF PROGRAMMING IF A NETWORK TERMINATES ITS AFFILIATION WITH US. WE ALSO CANNOT BE SURE THE NETWORKS WILL PROVIDE ATTRACTIVE PROGRAMMING.

     All but one of our television stations operate as affiliates of a network. The vast majority of our prime time programming in network-affiliated stations comes from their networks. Our Fox affiliates acquired in connection with the Sullivan and Max Media acquisitions in 1998 (as further discussed in note 11 to the attached financial statements) and three of our ABC affiliates do not have affiliation agreements with their respective network. The networks may terminate the affiliation of stations that do have affiliation agreements, under certain circumstances, with between 15 days and six months' notice. The relationship between networks and station owners is currently undergoing significant change, and the networks may seek reduced or no fees to owners and may seek increased compensation in the form of additional advertising, cash payments or in other forms. Networks may seek and receive terms that reduce our revenue or increase our costs. If a network terminates or fails to renew our affiliation, we will lose access to the programming offered by that network. We will need to find alternative sources of programming, which may be less attractive or more expensive.

COMPETITION FROM OTHER BROADCASTERS AND OTHER SOURCES MAY CAUSE OUR ADVERTISING SALES TO GO DOWN OR OUR COSTS TO GO UP.

     We face intense competition in our industry and markets from the following:

     New Technology and the Subdivision of Markets. New technologies enable our competitors to tailor their programming for specific segments of the listening and viewing public to a degree not possible before. As a result, the overall market share of broadcasters, such as us whose equipment may not permit such a discriminating approach is under new pressures. The new technologies include:

          o    cable,

          o    satellite-to-home distribution,

          o    pay-per-view, and

          o    home video and entertainment systems.

     Future Technology under Development. Cable providers and direct broadcast satellite companies are developing new techniques that allow them to transmit more channels on their existing equipment. These so-called "video compression techniques" will reduce the cost of creating channels, and may lead to the division of the television industry into ever more specialized niche markets. Video compression is available to us as well, but competitors who target programming to such sharply defined markets may gain an advantage over us for television advertising revenues. Lowering the cost of creating channels may also encourage new competitors to enter our markets and compete with us for advertising revenue.

     In-Market Competition. We also face more conventional competition from rivals that may be larger and have greater resources than us. These include:

          o    other local free over-the-air radio and broadcast stations, and

          o    other media, such as newspapers and periodicals.

     Deregulation. Recent changes in law have also increased competition. The Telecommunications Act of 1996 (the 1996 Act) created greater flexibility and removed some limits on station ownership. The prices for stations have risen as a result. Telephone, cable, and some other companies are also free to provide video services in competition with us. Other proposed legislation would relax existing prohibitions on the simultaneous ownership of telephone and cable businesses. As a result of these changes, new companies are able to enter our markets and compete with us.

OUR RECENT INVESTMENTS IN INTERNET BUSINESSES MAY NOT DELIVER THE VALUE WE PAID FOR THEM OR REACH OUR STRATEGIC OBJECTIVES.

     Our strategy now includes investing in and working with Internet-related businesses. In pursuit of this strategy, we made three equity investments in Internet related businesses in 1999 and intend to make additional investments as appropriate opportunities arise. The long term value of Internet related businesses has yet to be determined, and we cannot assure you that these investments will be worth the amount of our investment, or that we will be able to develop services that are profitable for Sinclair or the businesses in which we have invested. If the businesses in which we have invested fail to succeed, we may lose as much as all of our investment in the businesses. We may also spend additional funds and devote additional resources to these businesses, and these additional investments may also be lost.

THE PHASED INTRODUCTION OF DIGITAL TELEVISION WILL INCREASE OUR OPERATING COSTS AND MAY EXPOSE US TO INCREASED COMPETITION.

     The FCC has mandated the phased introduction of digital television from 1999 to 2006, starting with the affiliates of ABC, CBS, Fox and NBC in the top ten markets. These stations were required to commence broadcasting in digital format by May 1, 1999. The affiliates of these networks in the next 20 markets were required to commence digital broadcasting by November 1999. We had no stations that needed to have digital operations by the May 1, 1999 deadline and 5 stations that needed to meet the November 1999 deadline. As of the date of this 10-K, none of our stations are broadcasting in digital format. The FCC has granted DTV construction permits and extensions to commence digital operations until May 2000 with respect to two of these stations. We informed the FCC that these stations, like many other stations, were unable to begin digital operations by November 1999 due to delays in procuring and installing necessary equipment. We have informed the FCC that we expect to construct our digital facilities for these stations by the end of the second quarter of 2000. With respect to the other three stations, we have applications pending for DTV construction permits and the FCC has granted us special temporary authority for two of these stations to begin digital operations prior to grant of the construction permit. During the transition period, each existing analog television station will be permitted to operate a second station that will broadcast using the digital standard. After completion of the transition period, the FCC will reclaim the non-digital channels.

     There is considerable uncertainty about the final form of the FCC digital regulations. Even so, we believe that these new developments may have the following effects on us:

          Signal Quality Issues. Our tests have indicated that the digital standard mandated by the FCC, 8-level vestigial sideband (8-VSB), is currently unable to provide for reliable reception of a DTV signal through a simple indoor antenna. Absent improvements in DTV receivers, or an FCC ruling allowing us to use an alternative standard, continued reliance on the 8-VSB digital standard may not allow us to provide the same reception coverage with our digital signals as we can with our current analog signals. Additionally, because of this poor reception quality and coverage, we may be forced to rely on cable television or other alterative means of transmission to deliver our digital signals to all of the viewers we are able to reach with our current analog signals.

          Reclamation  of Analog  Channels.  Congress  directed the FCC to begin auctioning analog channels 60-69 this year and the remaining non-digital channels by September 30, 2002, even though the FCC is not to reclaim them until 2006. Congress further permitted broadcasters to bid on the non-digital channels in cities with populations over 400,000. If the channels are owned by our competitors, they may exert increased competitive pressure on our operations.

          Capital and Operating Costs. We will incur costs to replace equipment in our stations in order to provide digital television. Some of our stations will also incur increased utilities costs as a result of converting to digital operations. We cannot be certain we will be able to increase revenues to offset these additional costs.

          Subscription Fees and System Compatibility. The FCC has determined to assess a fee in the amount of 5% of gross revenues on digital television subscription services. If we are unable to pass this cost through to our subscribers, this fee will reduce our earnings from the digital television subscription services we are planning. The FCC also is considering whether to require cable systems to carry digital television signals. Under current regulations, cable systems are only required to carry non-digital signals. Given this climate of market uncertainty and regulatory change, we cannot be sure what impact the FCC's actions might have on our plans and results in the area of digital television.

FEDERAL   REGULATION   OF   THE   BROADCASTING  INDUSTRY  LIMITS  OUR  OPERATING
FLEXIBILITY.

     The FCC regulates our business, just as it does all other companies in the broadcasting industry. We must ask the FCC's approval whenever we need a new license, seek to renew or assign a license, purchase a new station, or transfer the control of one of our subsidiaries that holds a license. Our FCC licenses and those of the stations we program pursuant to LMAs are critical to our operations; we cannot operate without them. We cannot be certain that the FCC will renew these licenses in the future, or approve new acquisitions.

     Federal legislation and FCC rules have changed significantly in recent years. We anticipate further changes in the rules on digital television. We discuss some of the possible effects of these changes elsewhere in this 10-K, but we cannot predict all the effects that such changes may have on our business.

THE  FCC'S  OWNERSHIP   RESTRICTIONS  LIMIT  OUR  ABILITY  TO  OPERATE  MULTIPLE
TELEVISION STATIONS, AND FUTURE CHANGES IN THESE RULES MAY THREATEN OUR EXISTING STRATEGIC APPROACH TO CERTAIN TELEVISION MARKETS.

General Limitations

     The FCC's ownership rules limit us from having "attributable interests" in television stations that reach more than 35% of all television households in the U.S. Under the FCC's method for calculating this limit, our television stations will reach approximately 15% of U.S. television households after we complete our pending purchases and sales of stations.

Changes in the Rules on Television Ownership and Local Marketing Agreements

     In 1999, the FCC revised its local television ownership and LMA attribution rules. In the past, a licensee could not own two television stations in a market but could own one station and program another station pursuant to an LMA because LMAs were not considered attributable interests. The new television ownership rules allow us to own more than one television station in a market: (1) if there is no Grade B overlap between the stations; (2) if the stations are in two different Nielsen Designated Market Areas; or (3) if the market containing both the stations contains at least eight separately owned full-power television stations, and not more than one is among the top-four rated stations in the market. In addition, we may request a waiver of the rule to acquire a second station in the market if the station to be acquired is economically distressed or unbuilt and there is no party who does not own a local television station who would purchase the station for a reasonable price. We currently program 26 television stations pursuant to LMAs. We have entered into agreements to acquire 16 of the stations that we program pursuant to an LMA. Once we acquire these stations, the LMAs will terminate.

     Under the new ownership rules, LMAs are now attributable where a licensee owns a television station and programs a television station in the same market. The new rules provide that LMAs entered into on or after November 5, 1996 have until August 5, 2001 to come into compliance with the new ownership rules, otherwise such LMAs will terminate. LMAs entered into before November 5, 1996 will be grandfathered until the conclusion of the FCC's 2004 biennial review. In certain cases, parties with grandfathered LMAs, may be able to rely on the circumstances at the time the LMA was entered into in advancing any proposal for co-ownership of the station. Of the remaining 10 stations that we program pursuant to an LMA and are not acquiring, 5 LMAs were entered into before November 5, 1996, and 5 LMAs were entered into on or after November 5, 1996. As a result of these changes, we may be forced to terminate or modify some of our remaining LMAs.

     Terminating or modifying our LMAs could affect our business in the following ways:

          Losses on Investments. As part of our LMA arrangements, we own the non-license assets used by the stations with which we have LMAs. If LMA arrangements are no longer permitted, we would be forced to sell these assets, or find another use for them. If LMAs are prohibited, the market for such assets may not be as good as when we purchased them and we would need to sell the assets to the owner or a purchaser of the related license assets. Therefore, we cannot be certain we will recoup our investments.

          Termination Penalties. If the FCC requires us to modify or terminate existing LMAs before the terms of the LMAs expire, we may be forced to pay termination penalties under the terms of some of our LMAs.

     The FCC requires the owner/licensee of a station to maintain independent control over the programming and operations of the station. As a result, the owners/licensees of the stations with which we have LMAs can exert their control in ways that may be counter to our interests, including the right to preempt programming or terminate in certain instances.

     These preemption and termination rights cause us some uncertainty that we will be able to air all of the programming that we have purchased, and therefore uncertainty about the advertising revenues we will receive from such programming.

     Failure of Owner/Licensee to Exercise Control. In addition, if the FCC determines that the owner/licensee is not exercising sufficient control, it may penalize the owner/licensee by a fine, revocation of the license for the station or a denial of the renewal of the license.

     Any one of these scenarios might affect our financial results, especially the revocation of or denial of renewal of a license. In addition, penalties might also affect our qualifications to hold FCC licenses, and thus place those licenses at risk.

WE HAVE LOST MONEY IN THREE OF THE LAST FOUR YEARS, AND EXPECT TO CONTINUE TO DO SO INDEFINITELY.

     We have suffered net losses in three of the last five years. In 1999, we reported earnings, but this was largely due to a gain on the sale of our radio stations and recognition of an unrealized gain on a derivative instrument. Our losses are due to the following significant cash and non-cash expenses:

          o    Cash Expenses:       Interest

          o    Non-cash  Expenses:  Depreciation,   amortization  (primarily  of
                                    programming and intangibles), and deferred compensation.

     We expect our net losses to continue indefinitely for the same reasons.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risk from changes in interest rates. To manage our exposure to changes in interest rates, we enter into interest rate derivative hedging agreements. We have entered into an additional derivative instrument to monetize the benefit of a call option on a portion of our outstanding indebtedness at interest rates prevailing at the time we entered into the instrument. This derivative instrument (the treasury option derivative instrument) exposes us to market risk from a further decrease in interest rates, but we believe that this risk is offset by the benefit to us from reduced interest rate expense on a portion of our floating rate debt and the ability to call some of our indebtedness and replace it with debt at the lower prevailing interest rates.

     Finally, we have entered put and call option derivative instruments relating to our class A common stock in order to hedge against the possible dilutive effects of employees exercising stock options pursuant to our stock option plans.

     We do not enter into derivative instruments for speculative trading purposes. With the exception of our treasury option derivative instrument (described below), we do not reflect the changes in fair market value related to derivative instruments in the accompanying financial statements.

INTEREST RATE RISKS

     We are exposed to market risk from changes in interest rates, which arises from the floating rate debt. As of December 31, 1999, we were obligated on $1.0 billion of indebtedness carrying a floating interest rate. We enter into interest rate derivative agreements to reduce the impact of changing interest rates on our floating rate debt. The 1998 bank credit agreement, as amended and restated, requires us to enter into interest rate protection agreements at rates not to exceed 10% per annum as to a notional principal amount at least equal to 60% of the term loan, revolving credit facility and senior subordinated notes scheduled to be outstanding from time to time.

     As of December 31, 1999, we had several interest rate swap agreements which expire from July 23, 2000 to July 15, 2007. The swap agreements effectively set fixed rates on our floating rate debt in the range of 5.5% to 8.1%. Floating interest rates are based upon the three month London Interbank Offered Rate (LIBOR), and the measurement and settlement is performed quarterly.

     Settlements of these agreements are recorded as adjustments to interest expense in the relevant periods. The notional amounts related to these agreements were $1.0 billion at December 31, 1999, and decrease to $200 million through the expiration dates. In addition, we entered into floating rate derivatives with notional amounts totaling $750 million. Based on our currently hedged position, $1.8 billion or 96% of our outstanding indebtedness is hedged.

     Based on our debt levels and the amount of floating rate debt not hedged as of March 15, 2000, a 1% increase in the LIBOR rate would result in an increase in annualized interest expense of approximately $14.0 million.

TREASURY OPTION DERIVATIVE INSTRUMENT

     In August 1998, we entered into a treasury option derivative contract. The option derivative contract provides for 1) an option exercise date of September 30, 2000, 2) a notional amount of $300 million and 3) a five-year treasury strike rate of 6.14%. If the interest rate yield on five year treasury securities is less than the strike rate on the option exercise date, we would be obligated to pay five consecutive annual payments in an amount equal to the strike rate less the five year treasury rate multiplied by the notional amount beginning September 30, 2001 through September 30, 2006. If the interest rate yield on five year treasuries at September 30, 2000 were to equal the two year forward five year treasury rate on December 31, 1999 for treasuries settled on September 30, 2000, we would not be required to make payments.

     Upon the execution of the option derivative contract, we received a cash payment representing an option premium of $9.5 million which was recorded in "Other long-term liabilities" in the accompanying consolidated balance sheets. We are required to periodically adjust our liability to the present value of the future payments of the settlement amounts based on the forward five year treasury rate at the end of an accounting period. The fair market value adjustment for 1999 resulted in an income statement benefit (unrealized gain) of $15.7 million for the year ended December 31, 1999. If the yield on five year treasuries at September 30, 2000 were to equal the two year forward five year treasury rate on December 31, 1999 (6.4%), we would not be required to make payments.

     We have the ability to call our 10% senior subordinated notes due 2005 on September 15, 2000. The value of this call is determined by new issuance yields for senior subordinated debt at that time. The value of this call rises when yields fall and falls when yields rise. New issuance yields are based on a spread over treasury yields. If the yield on five-year treasuries remains below 6.14% until September 30, 2000, we expect to be able to call those notes and refinance at the lower prevailing rates, thus offsetting the effect of the payments required under the treasury option derivative. There can be no assurance, however, that we would be able to refinance the 1995 Notes at such time at favorable interest rates.

     We are also exposed to risk from a change in interest rates to the extent we are required to refinance existing fixed rate indebtedness at rates higher than those prevailing at the time the existing indebtedness was incurred. As of December 31, 1999, we have senior subordinated notes totaling $300 million and $450 million expiring in the years 2005 and 2007, respectively. Based upon the quoted market price, the fair value of the notes was $713.6 million as of December 31, 1999. Generally, the fair market value of the notes will decrease as interest rates rise and increase as interest rates fall. We estimate that a 1% increase from prevailing interest rates would result in a decrease in fair value of the notes by approximately $33.6 million as of December 31, 1999.

EQUITY PUT OPTION DERIVATIVES

     We are exposed to market risk relating to our equity put option derivative instruments . The contract terms relating to these instruments provide for settlement on the expiration date. The equity puts require us to make a settlement payment to the counterparties to these contracts (payable in either cash or shares of our class A common stock) in an amount that is approximately equal to the put strike price minus the price of our class A common stock as of the termination date. If the put strike price is less than the price of our class A common stock as of the termination date, we would not be obligated to make a settlement payment. In addition, certain of these contracts include terms allowing the put option to become immediately exercisable upon our class A common stock trading at certain levels. The following table summarizes our position relating to the equity puts and illustrates the market risk associated with these instruments.

                                                                                     DECEMBER 31, 1999
                                                                    ----------------------------------------------------
      EQUITY PUT            PUT          TERMINATION      TRIGGER           SETTLEMENT           SENSITIVITY-SETTLEMENT
 OPTIONS OUTSTANDING   STRIKE PRICE         DATE         PRICE (A)   ASSUMING TERMINATION (B)   ASSUMING TERMINATION (C)
--------------------- -------------- ------------------ ----------- -------------------------- -------------------------
      1,100,000          $  12.89    January 13, 2000     $  5.00           $ 4,141,500               $ 5,145,250
      2,700,000(d)          28.93        July 2, 2001        5.00             7,811,370                 7,811,370
      1,700,000              9.45       June 28, 2000        5.00               552,500                 2,103,750
        500,000(e)          16.06      March 13, 2000        5.00             3,467,500                 3,923,750
                                                                            -----------               -----------
                                                                            $15,972,870               $18,984,120
                                                                            ===========               ===========

(a) If our class A common stock reaches a market price equal to "Trigger Price," the equity put options will become immediately exercisable.

(b) This column represents the settlement costs that would be incurred (payable in either cash or shares of our class A common stock) if equity put options were terminated on December 31, 1999 and assuming a market price of $9.125 (the closing price on March 15, 2000).

(c) This column represents the settlement costs that would be incurred (payable in either cash or shares of our class A common stock) if equity put options were terminated on December 31, 1999 and assuming a market price of $8.2125 (the closing price on March 15, 2000 minus 10%).

(d) The settlement of these equity put options is limited to a maximum of $2.893 per option outstanding, or $7,811,370.

(e) This equity put option agreement was subsequently amended. Effective March 13, 2000 there are 2.1 million equity put options outstanding at a put strike price of $10.125 terminating June 28, 2000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statement and supplementary data required by this item are filed as exhibits to this report, are listed under Item 14(a)(1) and (2), and are incorporated by reference in this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE

     None.

                                   PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item will be included in our proxy statement for the 2000 annual meeting of shareholders under the caption "Directors and Executive Officers" which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 1999, and is incorporated by reference in this report.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item will be included in our proxy statement for the 2000 annual meeting of shareholders under the caption "Executive Compensation" which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 1999, and is incorporated by reference in this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item will be included in our proxy statement for the 2000 annual meeting of shareholders under the caption "Security Ownership of Certain Beneficial Owners and Management" which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 1999, and is incorporated by reference in this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item will be included in our proxy statement for the 2000 annual meeting of shareholders under the caption "Certain Relationships and Related Transactions" which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 1999, and is incorporated by reference in this report.

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) (1) Financial Statements

     The following financial statements required by this item are submitted in a separate section beginning on page F-1 of this report.

                                                                                   PAGE
                                                                                   ----
   Report of Independent Public Accountants ...................................... F-2
   Consolidated Balance Sheets as of December 31, 1998 and 1999 .................. F-3
   Consolidated Statements of Operations for the Years Ended December 31, 1997,
    1998 and 1999 ................................................................ F-4
   Consolidated Statements of Stockholders' Equity for the Years Ended December
    31, 1997, 1998 and 1999 ...................................................... F-5, F-6, F-7
   Consolidated Statements of Cash Flows for the Years Ended December 31, 1997,
    1998 and 1999 ................................................................ F-8, F-9
   Notes to Consolidated Financial Statements .................................... F-10

     (a)  (2) Financial Statements Schedules

     The following financial statements schedules required by this item are submitted on pages S-1 through S-3 of this Report.

                                                                                   PAGE
                                                                                   ----
     Index to Schedules .......................................................... S-1
     Report of Independent Public Accountants .................................... S-2
     Schedule II -- Valuation and Qualifying Account ............................. S-3

     All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the accompanying notes.

     (a)  (3) Exhibits

     The exhibit index in Item 14(c) is incorporated by reference in this report.

     (b)  Reports on Form 8-K

     There were no reports on Form 8-K filed by the registrant during the fourth quarter of the fiscal year ended December 31, 1999.

     (c)  Exhibits

     The following exhibits are filed with this report:

EXHIBIT
  NO.                                          EXHIBIT DESCRIPTION
---------- -----------------------------------------------------------------------------------------------
  3.1      Amended and Restated Certificate of Incorporation (1)

  3.2      By-laws (2)

  4.1      Indenture, dated as of December 9, 1993, among Sinclair Broadcast Group, Inc., its wholly-owned subsidiaries and First Union National Bank of North Carolina, as trustee. (2)

  4.2      Indenture, dated as of August 28, 1995, among Sinclair Broadcast Group, Inc., its wholly-owned subsidiaries and the United States Trust Company of New York as trustee. (2)

  4.3      Subordinated Indenture, dated as of December 17, 1997, among Sinclair Broadcast Group, Inc.
           and First Union National Bank, as trustee (3)

EXHIBIT
  NO.                                          EXHIBIT DESCRIPTION
---------- ----------------------------------------------------------------------------------------------
   4.4     First Supplemental Indenture, dated as of December 17, 1997, among Sinclair Broadcast Group,
           Inc., the Guarantors named therein and First Union National Bank, as trustee, including Form of Note. (3)

  10.1     Stock Option Agreement, dated April 10, 1996 by and between Sinclair Broadcast Group, Inc.
           and Barry Baker. (4)

  10.2     Employment Agreement, dated as of April 10, 1996, with Barry Baker. (5)

  10.3     Indemnification Agreement, dated as of April 10, 1996, with Barry Baker. (5)

  10.4     Termination Agreement by and between Sinclair Broadcast Group, Inc. and Barry Baker, dated
           February 8, 1999. (6)

  10.5     Time Brokerage Agreement, dated as of May 31, 1996 by and among Sinclair Broadcast Group,
           Inc., River City Broadcasting, L.P. and River City License Partnership and Sinclair Broadcast
           Group, Inc. (5)

  10.6     Registration Rights Agreement, dated as of May 31, 1996, by and between Sinclair Broadcast
           Group, Inc. and River City Broadcasting, L.P. (5)

  10.7     Time Brokerage Agreement, dated as of August 3, 1995, by and between River City
           Broadcasting, L.P. and KRRT, Inc. and Assignment and Assumption Agreement, dated as of
           May 31, 1996 by and among KRRT, Inc., River City Broadcasting, L.P. and KABB, Inc. (as
           Assignee of Sinclair Broadcast Group, Inc.). (5)

  10.8     Letter Agreement, dated August 20, 1996, between Sinclair Broadcast Group, Inc., River City
           Broadcasting, L.P. and Fox Broadcasting Company. (7)

  10.9     Promissory Note, dated as of May 17, 1990, in the principal amount of $3,000,000 among David
           D. Smith, Frederick G. Smith, J. Duncan Smith and Robert E. Smith (as makers) and Sinclair
           Broadcast Group, Inc., Channel 63, Inc., Commercial Radio Institute, Inc., WTTE, Channel 28,
           Inc. and Chesapeake Television, Inc. (as holders). (8)

  10.10    Term Note, dated as of September 30, 1990, in the principal amount of $7,515,000 between
           Sinclair Broadcast Group, Inc. (as borrower) and Julian S. Smith (as lender). (9)

  10.11    Replacement Term Note, dated as of September 30, 1990 in the principal amount of $6,700,000 between Sinclair Broadcast Group, Inc. (as borrower) and Carolyn C. Smith (as lender) (2)

  10.12    Note, dated as of September 30, 1990 in the principal amount of $1,500,000 between Frederick
           G. Smith, David D. Smith, J. Duncan Smith and Robert E. Smith (as borrowers) and Sinclair
           Broadcast Group, Inc. (as lender) (8)

  10.13    Amended and Restated Note, dated as of June 30, 1992 in the principal amount of $1,458,489 between Frederick G. Smith, David D. Smith, J. Duncan Smith and Robert E. Smith (as
           borrowers) and Sinclair Broadcast Group, Inc. (as lender). (8)

  10.14    Term Note, dated August 1, 1992 in the principal amount of $900,000 between Frederick G.
           Smith, David D. Smith, J. Duncan Smith and Robert E. Smith (as borrowers) and Commercial
           Radio Institute, Inc. (as lender) (8)

  10.15    Promissory Note, dated as of December 28, 1986 in the principal amount of $6,421,483.53 between Sinclair Broadcast Group, Inc. (as maker) and Frederick H. Himes, B. Stanley Resnick and Edward A. Johnston (as representatives for the holders). (8)

  10.16    Term Note, dated as of March 1, 1993 in the principal amount of $6,559,000 between Julian S.
           Smith and Carolyn C. Smith (as makers-borrowers) and Commercial Radio Institute, Inc. (as holder-lender). (8)

  10.17    Restatement of Stock Redemption Agreement by and among Sinclair Broadcast Group, Inc. and
           Chesapeake Television, Inc., et al., dated June 19, 1990. (8)

EXHIBIT
  NO.                                             EXHIBIT DESCRIPTION
------------ ---------------------------------------------------------------------------------------------------
  10.18      Corporate Guaranty Agreement, dated as of September 30, 1990 by Chesapeake Television, Inc.,
             Commercial Radio, Inc., Channel 63, Inc. and WTTE, Channel 28, Inc. (as guarantors) to Julian
             S. Smith and Carolyn C. Smith (as lenders). (8)

  10.19      Security Agreement, dated as of September 30, 1990 among Sinclair Broadcast Group, Inc.,
             Chesapeake Television, Inc., Commercial Radio Institute, Inc., WTTE, Channel 28, Inc. and
             Channel 63, Inc. (as borrowers and subsidiaries of the borrower) and Julian S. Smith and Carolyn
             C. Smith (as lenders). (8).

  10.20      Term Note, dated as of September 22, 1993, in the principal amount of $1,900,000 between
             Gerstell Development Limited Partnership (as maker-borrower) and Sinclair Broadcast Group,
             Inc. (as holder-lender). (8).

  10.21      Credit Agreement, dated as of May 28, 1998, by and among Sinclair Broadcast Group, Inc.,
             Certain Subsidiary Guarantors, Certain Lenders, the Chase Manhattan Bank as Administrative
             Agent, Nations Bank of Texas, N.A. as Documentation Agent and Chase Securities Inc. as
             Arranger. (1)

  10.22      Incentive Stock Option Plan for Designated Participants. (2)

  10.23      Incentive Stock Option Plan of Sinclair Broadcast Group, Inc. (2)

  10.24      First Amendment to Incentive Stock Option Plan of Sinclair Broadcast Group, Inc., adopted
             April 10, 1996. (4)

  10.25      Second Amendment to Incentive Stock Option Plan of Sinclair Broadcast Group, Inc., adopted
             May 31, 1996. (4)

  10.26      1996 Long Term Incentive Plan of Sinclair Broadcast Group, Inc. (4)

  10.27      First Amendment to 1996 Long Term Incentive Plan of Sinclair Broadcast Group, Inc. (10)

  10.28      Amended and Restated Asset Purchase Agreement by and between River City Broadcasting,
             L.P. and Sinclair Broadcast Group, Inc., dated as of April 10, 1996 and amended and restated as of May 31, 1996 (11)

  10.29      Group I Option Agreement by and among River City Broadcasting, L.P. and Sinclair Broadcast
             Group, Inc., dated as of May 31, 1996 (11)

  10.30      Primary Television Affiliation Agreement, dated as of March 24, 1997 by and between American
             Broadcasting Companies, Inc., River City Broadcasting, L.P. and Chesapeake Television, Inc. (12)

  10.31      Primary Television Affiliation Agreement, dated as of March 24, 1997 by and between American
             Broadcasting Companies, Inc., River City Broadcasting, L.P. and WPGH, Inc. (12)

  10.32      Assets Purchase Agreement by and among Entertainment Communications, Inc., Tuscaloosa
             Broadcasting, Inc., Sinclair Radio of Portland Licensee, Inc. and Sinclair Radio of Rochester
             Licensee, Inc., dated as of January 26, 1998. (12)

  10.33      Time Brokerage Agreement by and among Entertainment Communications, Inc., Tuscaloosa
             Broadcasting, Inc., Sinclair Radio of Portland Licensee, Inc. and Sinclair Radio or Rochester
             Licensee, Inc., dated as of January 26, 1998. (12)

  10.34      Stock Purchase Agreement by and among the sole stockholders of Montecito Broadcasting
             Corporation, Montecito Broadcasting Corporation and Sinclair Communications, Inc., dated as of February 3, 1998. (13)

  10.35      Stock Purchase Agreement by and among Sinclair Communications, Inc., the stockholders of
             Max Investors, Inc., Max Investors, Inc. and Max Media Properties LLC., dated as of December
             2, 1997. (13)

  10.36      Asset Purchase Agreement by and among Sinclair Communications, Inc., Max Management
             LLC and Max Media Properties LLC., dated as of December 2, 1997. (12)

EXHIBIT
  NO.                                            EXHIBIT DESCRIPTION
------------ -------------------------------------------------------------------------------------------------
  10.37      Asset Purchase Agreement by and among Sinclair Communications, Inc., Max Television
             Company, Max Media Properties LLC and Max Media Properties II LLC., dated as of December
             2, 1997. (12)

  10.38      Asset Purchase Agreement by and among Sinclair Communications, Inc., Max Television
             Company, Max Media Properties LLC and Max Media Properties II LLC., dated as of January
             21, 1998. (12)

  10.39      Asset Purchase Agreement by and among Tuscaloosa Broadcasting, Inc., WPTZ Licensee, Inc.,
             WNNE Licensee, Inc., and STC Broadcasting of Vermont, Inc., dated as of February 3, 1998. (12)

  10.40      Stock Purchase Agreement by and among Sinclair Communications, Inc. and the stockholders of
             Lakeland Group Television, Inc., dated as of November 14, 1997. (12)

  10.41      Stock Purchase Agreement by and among Sinclair Communications, Inc., the stockholders of
             Max Radio, Inc., Max Radio Inc. and Max Media Properties LLC, dated as of December 2, 1997. (12)

  10.42      Agreement and Plan of Merger among Sullivan Broadcasting Company II, Inc., Sinclair
             Broadcast Group, Inc., and ABRY Partners, Inc. Effective as of February 23, 1998. (12)

  10.43      Agreement and Plan of Merger among Sullivan Broadcast Holdings, Inc., Sinclair Broadcast
             Group, Inc., and ABRY Partners, Inc. Effective as of February 23, 1998. (12)

  10.44      Employment Agreement by and between Sinclair Broadcast Group, Inc. and Frederick G. Smith,
             dated June 12, 1998. (13)

  10.45      Employment Agreement by and between Sinclair Broadcast Group, Inc. and J. Duncan Smith, dated June 12, 1998. (13)

  10.46      Employment Agreement by and between Sinclair Broadcast Group, Inc. and David B. Amy, dated September 15, 1998. (13)

  10.47      Employment Agreement by and between Sinclair Communications, Inc. and Kerby Confer, dated December 10, 1998. (6)

  10.48      Employment Agreement by and between Sinclair Communications, Inc. and Barry Drake, dated
             February 21, 1997. (6)

  10.49      First Amendment to Employment Agreement, by and between Sinclair Broadcast Group, Inc.
             and Barry Baker, dated May, 1998. (6)

  10.50      Purchase Agreement by and between Sinclair Communications, Inc. and STC Broadcasting, Inc.
             dated as of March 5, 1999. (6)

  10.51      Purchase Agreement by and between Guy Gannett Communications and Sinclair
             Communications, Inc., dated as of September 4, 1998. (13)

  10.52      Purchase Agreement by and between Sinclair Communications, Inc., and the Ackerly Group,
             Inc., dated as of September 25, 1998. (13)

    11       Statement re computation of per share earnings (included in financial statements)

    12       Computation of Ratio of Earnings to Fixed Charges

    21       Subsidiaries of the Registrant

    23.1     Consent of Independent Public Accountants

    25       Power of attorney (included in signature page)
    27       Financial Data Schedule

----------
(1) Incorporated by reference from Sinclair's Report on Form 10-Q for the quarter ended June 30, 1998

(2) Incorporated by reference from Sinclair's Registration Statement on Form S-1, No. 33-90682

(3) Incorporated by reference from Sinclair's Current Report on Form 8-K, dated as of December 16, 1997.

(4) Incorporated by reference from Sinclair's Report on Form 10-K for the year ended December 31, 1996.

(5) Incorporated by reference from Sinclair's Report on Form 10-Q for the quarter ended June 30, 1996.

(6) Incorporated by reference from Sinclair's Report on Form 10-K for the year ended December 31, 1998.

(7) Incorporated by reference from Sinclair's Report on Form 10-Q for the quarter ended September 30, 1996.

(8) Incorporated by reference from Sinclair's Registration Statement on Form S-1, No. 33-69482

(9) Incorporated by reference from Sinclair's Report on Form 10-K for the year ended December 31, 1995.

(10) Incorporated by reference from Sinclair's Proxy Statement for the 1998 Annual Meeting filed on Schedule 14A.

(11) Incorporated by reference from Sinclair's Amended Current Report on Form 8-K/A, filed May 9, 1996.

(12) Incorporated by reference from Sinclair's Report on Form 10-K for the year ended December 31, 1997

(13) Incorporated by reference from Sinclair's Report on Form 10-Q for the quarter ended September 30, 1998.

(d)  Financial Statements Schedules

     The financial  statement  schedules  required by this Item are listed under
Item 14 (a) (2).

                                   SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of March 2000.

                                        SINCLAIR BROADCAST GROUP, INC.


                                        By:  /s/ David D. Smith
                                              ---------------------------------
                                              David D. Smith
                                              Chief Executive Officer

                                POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below under the heading "Signature" constitutes and appoints David B. Amy as his or her true and lawful attorneys-in-fact each acting alone, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead in any and all capacities to sign any or all amendments to this 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the SEC, granting unto said attorneys-in-fact full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, or their substitutes, each acting alone, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            SIGNATURE                            TITLE                     DATE
---------------------------------   ------------------------------   ---------------
/s/ David D. Smith                  Chairman of the Board and        March 30, 2000
-------------------------------       Chief Executive Officer
David D. Smith                        (principal executive officer)

/s/ Thomas E. Severson              Chief Accounting Officer         March 30, 2000
-------------------------------
Thomas E. Severson

/s/ Frederick G. Smith              Director                         March 30, 2000
-------------------------------
Frederick G. Smith

/s/ J. Duncan Smith                 Director                         March 30, 2000
-------------------------------
J. Duncan Smith

/s/ Robert E. Smith                 Director                         March 30, 2000
-------------------------------
Robert E. Smith

                                    Director                         March 30, 2000
-------------------------------
Basil A. Thomas

/s/ Lawrence E. McCanna             Director                         March 30, 2000
-------------------------------
Lawrence E. McCanna

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS

                                                                                   PAGE
                                                                                   ----
SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
 Report of Independent Public Accountants ........................................ F-2
 Consolidated Balance Sheets as of December 31, 1998 and 1999 .................... F-3
 Consolidated Statements of Operations for the Years Ended December 31, 1997,
   1998 and 1999 ................................................................. F-4
 Consolidated Statements of Stockholders' Equity for the Years Ended December 31,
   1997, 1998 and 1999 ........................................................... F-5, F-6, F-7
 Consolidated Statements of Cash Flows for the Years Ended December 31, 1997,
   1998 and 1999 ................................................................. F-8, F-9
 Notes to Consolidated Financial Statements ...................................... F-10

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders of
Sinclair Broadcast Group, Inc.:

     We have audited the accompanying consolidated balance sheets of Sinclair Broadcast Group, Inc. (a Maryland corporation) and Subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sinclair Broadcast Group, Inc. and Subsidiaries as of December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                        ARTHUR ANDERSEN LLP

Baltimore, Maryland,
February 3, 2000 (except for Note 15, as to which
             the date is March 24, 2000)

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                                                   AS OF DECEMBER 31,
                                                                                             -------------------------------
                                                                                                  1998             1999
                                                                                             --------------   --------------
                                           ASSETS
CURRENT ASSETS:
 Cash ....................................................................................     $    3,268       $   16,408
 Accounts receivable, net of allowance for doubtful accounts of $5,169 and $5,016,                196,880          210,343
  respectively.
 Current portion of program contract costs ...............................................         60,795           74,138
 Prepaid expenses and other current assets ...............................................          5,542            7,418
 Deferred barter costs ...................................................................          5,282            1,823
 Broadcast assets related to discontinued operations, net of liabilities .................        499,786          172,983
 Broadcast assets held for sale, current .................................................         33,747           77,962
 Deferred tax assets .....................................................................         19,209            5,215
                                                                                               ----------       ----------
  Total current assets ...................................................................        824,509          566,290
PROGRAM CONTRACT COSTS, less current portion .............................................         45,608           53,002
LOANS TO OFFICERS AND AFFILIATES .........................................................         10,041            8,307
PROPERTY AND EQUIPMENT, net ..............................................................        243,684          251,783
BROADCAST ASSETS HELD FOR SALE, less current portion .....................................             --          144,316
OTHER ASSETS .............................................................................         82,544          108,848
ACQUIRED INTANGIBLE BROADCASTING ASSETS, net of accumulated amortization of
 $204,522 and $331,308, respectively......................................................      2,646,366        2,486,964
                                                                                               ----------       ----------
  Total Assets ...........................................................................     $3,852,752       $3,619,510
                                                                                               ==========       ==========
                                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable ........................................................................     $   18,065       $    7,600
 Accrued liabilities .....................................................................         85,562           67,078
 Income taxes payable ....................................................................         10,788          116,821
 Notes payable and commercial bank financing .............................................         50,007           75,008
 Notes and capital leases payable to affiliates ..........................................          4,063            5,890
 Current portion of program contracts payable ............................................         94,780          111,992
 Deferred barter revenues ................................................................          5,625            3,244
                                                                                               ----------       ----------
  Total current liabilities ..............................................................        268,890          387,633

LONG-TERM LIABILITIES:
 Notes payable and commercial bank financing .............................................      2,254,108        1,677,299
 Notes and capital leases payable to affiliates ..........................................         19,043           34,142
 Program contracts payable ...............................................................         74,152           87,220
 Deferred tax liability ..................................................................        184,736          233,927
 Other long-term liabilities .............................................................         32,181           20,444
                                                                                               ----------       ----------
  Total liabilities ......................................................................      2,833,110        2,440,665
                                                                                               ----------       ----------
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES ...........................................          3,599            3,928
                                                                                               ----------       ----------
COMMITMENTS AND CONTINGENCIES

COMPANY OBLIGATED MANDATORILY REDEEMABLE SECURITIES OF
 SUBSIDIARY TRUST HOLDING SOLELY KDSM SENIOR DEBENTURES ..................................        200,000          200,000
                                                                                               ----------       ----------
STOCKHOLDERS' EQUITY:
 Series D Preferred Stock, $.01 par value, 3,450,000 shares authorized and 3,450,000
  shares issued and outstanding ..........................................................             35               35
 Class A Common Stock, $.01 par value, 500,000,000 shares authorized and 47,445,731 and
  49,142,513 shares issued and outstanding, respectively .................................            474              491
 Class B Common Stock, $.01 par value, 140,000,000 shares authorized and 49,075,428 and
  47,608,347 shares issued and outstanding, respectively .................................            491              476
 Additional paid-in capital ..............................................................        768,648          764,091
 Additional paid-in capital - equity put options .........................................        113,502          116,370
 Additional paid-in capital - deferred compensation ......................................         (7,616)          (4,489)
 Accumulated deficit .....................................................................        (59,491)          97,943
                                                                                               ----------       ----------
  Total stockholders' equity .............................................................        816,043          974,917
                                                                                               ----------       ----------
  Total Liabilities and Stockholders' Equity .............................................     $3,852,752       $3,619,510
                                                                                               ==========       ==========

  The accompanying notes are an integral part of these consolidated statements.

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                  1997            1998            1999
                                                                             -------------   -------------   -------------
REVENUES:
 Station broadcast revenues, net of agency commissions of $67,355,
   $90,664 and $106,925, respectively.....................................     $ 407,410      $  564,727      $  670,252
 Revenues realized from station barter arrangements ......................        42,468          59,697          63,387
                                                                               ---------      ----------      ----------
   Total revenues ........................................................       449,878         624,424         733,639
                                                                               ---------      ----------      ----------
OPERATING EXPENSES:
 Program and production ..................................................        74,380         109,947         144,181
 Selling, general and administrative .....................................        79,555         110,591         139,153
 Expenses realized from station barter arrangements ......................        38,114          54,067          57,561
 Amortization of program contract costs and net realizable value
   adjustments ...........................................................        63,790          69,453          86,857
 Stock-based compensation ................................................         1,410           2,908           2,494
 Depreciation and amortization of property and equipment .................        15,599          25,216          32,042
 Amortization of acquired intangible broadcasting assets, non-compete
   and consulting agreements and other assets ............................        57,897          82,555         105,654
                                                                               ---------      ----------      ----------
   Total operating expenses ..............................................       330,745         454,737         567,942
                                                                               ---------      ----------      ----------
   Broadcast operating income ............................................       119,133         169,687         165,697
                                                                               ---------      ----------      ----------
OTHER INCOME (EXPENSE):
 Interest and amortization of debt discount expense ......................       (98,393)       (138,952)       (178,281)
 Subsidiary trust minority interest expense ..............................       (18,600)        (23,250)        (23,250)
 Net gain (loss) on sale of broadcast assets .............................            --           1,232            (418)
 Unrealized gain (loss) on derivative instrument .........................            --          (9,050)         15,747
 Interest income .........................................................         2,174           5,672           3,371
 Other income ............................................................            57           1,022             115
                                                                               ---------      ----------      ----------
   Income (loss) before income taxes .....................................         4,371           6,361         (17,019)
PROVISION FOR INCOME TAXES. ..............................................       (13,201)        (32,562)        (25,107)
                                                                               ---------      ----------      ----------
 Net loss from continuing operations .....................................        (8,830)        (26,201)        (42,126)
DISCONTINUED OPERATIONS:
 Net income from discontinued operations, net of related income tax
   provision of $2,877, $8,609, and $12,340 respectively..................         4,466          14,102          17,538
 Gain (loss) on sale of broadcast assets, net of related income tax
   (benefit) provision of $(94), $4,487, and $137,431 respectively........          (132)          6,282         192,372
EXTRAORDINARY ITEM:
 Loss on early extinguishment of debt, net of related income tax
   benefit of $4,045 and $7,370, respectively.............................        (6,070)        (11,063)             --
                                                                               ---------      ----------      ----------
NET INCOME (LOSS) ........................................................     $ (10,566)     $  (16,880)     $  167,784
                                                                               =========      ==========      ==========
NET INCOME (LOSS) AVAILABLE TO COMMON SHARE-
 HOLDERS .................................................................     $ (13,329)     $  (27,230)     $  157,434
                                                                               =========      ==========      ==========
BASIC EARNINGS PER SHARE:
 Loss per share from continuing operations ...............................     $   (0.16)     $    (0.39)     $    (0.54)
                                                                               =========      ==========      ==========
 Income per share from discontinued operations ...........................     $    0.06      $     0.22      $     2.17
                                                                               =========      ==========      ==========
 Loss per share from extraordinary item ..................................     $   (0.08)     $    (0.12)     $       --
                                                                               =========      ==========      ==========
 Income (loss) per common share ..........................................     $   (0.19)     $    (0.29)     $     1.63
                                                                               =========      ==========      ==========
 Weighted average common shares outstanding ..............................        71,902          94,321          96,615
                                                                               =========      ==========      ==========
DILUTED EARNINGS PER SHARE:
 Loss per share from continuing operations ...............................     $   (0.16)     $    (0.39)     $    (0.54)
                                                                               =========      ==========      ==========
 Income per share from discontinued operations ...........................     $    0.06      $     0.22      $     2.17
                                                                               =========      ==========      ==========
 Loss per share from extraordinary item ..................................     $   (0.08)     $    (0.12)     $       --
                                                                               =========      ==========      ==========
 Income (loss) per common share ..........................................     $   (0.19)     $    (0.29)     $     1.63
                                                                               =========      ==========      ==========
 Weighted average common and common equivalent shares
   outstanding ...........................................................        80,156          95,692          96,635
                                                                               =========      ==========      ==========

  The accompanying notes are an integral part of these consolidated statements.

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                                 (IN THOUSANDS)

                                                       SERIES B    SERIES D   CLASS A   CLASS B
                                                      PREFERRED   PREFERRED    COMMON    COMMON
                                                        STOCK       STOCK      STOCK     STOCK
                                                     ----------- ----------- --------- ---------
BALANCE, December 31, 1996 .........................    $12          $--       $140      $ 557
 Repurchase and retirement of 186,000 shares of
 Class A Common Stock ..............................     --           --        (4)         --
 Class B Common Stock converted into Class A
 Common Stock ......................................     --           --        48         (48)
 Series B Preferred Stock converted into Class A
 Common Stock ......................................     (1)          --         4          --
 Issuance of Class A Common Stock, net of
 related issuance costs of $7,572...................     --           --        86          --
 Issuance of Series D Preferred Stock, net of
 related issuance costs of $5,601...................     --           35        --          --
 Dividends payable on Series D Preferred Stock......     --           --        --          --
 Equity put options ................................     --           --        --          --
 Equity put option premiums ........................     --           --        --          --
 Stock option grants ...............................     --           --        --          --
 Stock options exercised ...........................     --           --        --          --
 Amortization of deferred compensation .............     --           --        --          --
 Income tax benefit related to deferred
 compensation ......................................     --           --        --          --
 Net loss ..........................................     --           --        --          --
                                                        -----        ---       -----     -----
BALANCE, December 31, 1997 .........................    $11          $35       $274      $ 509
                                                        -----        ---       -----     -----
                                                                     ADDITIONAL    ADDITIONAL
                                                                       PAID-IN       PAID-IN
                                                       ADDITIONAL     CAPITAL -     CAPITAL -                      TOTAL
                                                         PAID-IN     EQUITY PUT     DEFERRED     ACCUMULATED   STOCKHOLDERS'
                                                         CAPITAL       OPTIONS    COMPENSATION     DEFICIT        EQUITY
                                                     -------------- ------------ -------------- ------------- --------------
BALANCE, December 31, 1996 .........................   $256,605        $    --      $ (1,129)     $ (18,932)    $ 237,253
 Repurchase and retirement of 186,000 shares of
 Class A Common Stock ..............................     (4,595)            --            --             --        (4,599)
 Class B Common Stock converted into Class A
 Common Stock ......................................         --             --            --             --            --
 Series B Preferred Stock converted into Class A
 Common Stock ......................................         (3)            --            --             --            --
 Issuance of Class A Common Stock, net of
 related issuance costs of $7,572...................    150,935             --            --             --       151,021
 Issuance of Series D Preferred Stock, net of
 related issuance costs of $5,601...................    166,864             --            --             --       166,899
 Dividends payable on Series D Preferred Stock......         --             --            --         (2,763)       (2,763)
 Equity put options ................................    (14,179)        23,117            --             --         8,938
 Equity put option premiums ........................     (3,365)            --            --             --        (3,365)
 Stock option grants ...............................        430             --          (430)            --            --
 Stock options exercised ...........................        105             --            --             --           105
 Amortization of deferred compensation .............         --             --           605             --           605
 Income tax benefit related to deferred
 compensation ......................................       (240)            --            --             --          (240)
 Net loss ..........................................         --             --            --        (10,566)      (10,566)
                                                       ----------      -------      --------      ---------     ---------
BALANCE, December 31, 1997 .........................   $552,557        $23,117      $   (954)     $ (32,261)    $ 543,288
                                                       ----------      -------      --------      ---------     ---------

  The accompanying notes are an integral part of these consolidated statements.

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                                 (IN THOUSANDS)

                                                        SERIES B    SERIES D   CLASS A   CLASS B
                                                       PREFERRED   PREFERRED    COMMON    COMMON
                                                         STOCK       STOCK      STOCK     STOCK
                                                      ----------- ----------- --------- ---------
BALANCE, December 31, 1997 ..........................   $   11        $35       $ 274     $ 509
 Class B Common Stock converted into Class A
 Common Stock .......................................       --         --          18       (18)
 Series B Preferred Stock converted into Class A
 Common Stock .......................................      (11)        --          75        --
 Dividends payable on Series D Preferred Stock.......       --         --          --        --
 Stock option grants ................................       --         --          --        --
 Stock options exercised ............................       --         --           1        --
 Class A Common Stock issued pursuant to
 employee benefit plans .............................       --         --           1        --
 Equity put options .................................       --         --          --        --
 Repurchase and retirement of 1,505,000 shares of
 Class A Common Stock ...............................       --         --         (15)       --
 Equity put option premiums .........................       --         --          --        --
 Issuance of Class A Common Stock ...................       --         --         120        --
 Amortization of deferred compensation ..............       --         --          --        --
 Income tax benefit related to deferred
 compensation .......................................       --         --          --        --
 Net loss ...........................................       --         --          --        --
                                                        ------        ---       -----     -----
BALANCE, December 31, 1998 ..........................   $   --        $35       $ 474     $ 491
                                                        ------        ---       -----     -----
                                                                    ADDITIONAL    ADDITIONAL
                                                                      PAID-IN       PAID-IN
                                                       ADDITIONAL    CAPITAL -     CAPITAL -                      TOTAL
                                                         PAID-IN    EQUITY PUT     DEFERRED     ACCUMULATED   STOCKHOLDERS'
                                                         CAPITAL      OPTIONS    COMPENSATION     DEFICIT        EQUITY
                                                      ------------ ------------ -------------- ------------- --------------
BALANCE, December 31, 1997 ..........................  $ 552,557    $  23,117      $   (954)    $  (32,261)    $ 543,288
 Class B Common Stock converted into Class A
 Common Stock .......................................         --           --            --             --            --
 Series B Preferred Stock converted into Class A
 Common Stock .......................................        (64)          --            --             --            --
 Dividends payable on Series D Preferred Stock.......         --           --            --        (10,350)      (10,350)
 Stock option grants ................................      8,383           --        (8,383)            --            --
 Stock options exercised ............................      1,143           --            --             --         1,144
 Class A Common Stock issued pursuant to
 employee benefit plans .............................      1,989           --            --             --         1,990
 Equity put options .................................    (90,385)      90,385            --             --            --
 Repurchase and retirement of 1,505,000 shares of
 Class A Common Stock ...............................    (26,650)          --            --             --       (26,665)
 Equity put option premiums .........................    (12,938)          --            --             --       (12,938)
 Issuance of Class A Common Stock ...................    335,003           --            --             --       335,123
 Amortization of deferred compensation ..............         --           --         1,721             --         1,721
 Income tax benefit related to deferred
 compensation .......................................       (390)          --            --             --          (390)
 Net loss ...........................................         --           --            --        (16,880)      (16,880)
                                                       ---------    ---------      --------     ----------     ---------
BALANCE, December 31, 1998 ..........................  $ 768,648    $ 113,502      $ (7,616)    $  (59,491)    $ 816,043
                                                       ---------    ---------      --------     ----------     ---------

  The accompanying notes are an integral part of these consolidated statements.

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                                 (IN THOUSANDS)

                                                   SERIES B    SERIES D    CLASS A    CLASS B
                                                  PREFERRED   PREFERRED     COMMON     COMMON
                                                    STOCK       STOCK       STOCK      STOCK
                                                 ----------- ----------- ----------- ---------
BALANCE, December 31, 1998 .....................    $ --         $35        $474       $ 491
 Class B Common Stock converted into Class A
 Common Stock ..................................     --           --          15         (15)
 Series B Preferred Stock converted to Class A
 Common Stock ..................................     (1)          --           8          --
 Class A Common Stock converted to Series B
 Preferred Stock ...............................      1           --          (6)         --
 Series B Preferred Stock redemptions ..........     --           --          --          --
 Repurchase and retirement of 320,000 shares of
 Class A Common Stock ..........................     --           --          (3)         --
 Dividends payable on Series D Preferred Stock..     --           --          --          --
 Stock options exercised .......................     --           --           1          --
 Class A Common Stock issued pursuant to
 employee benefit plans ........................     --           --           2          --
 Equity put options ............................     --           --          --          --
 Net payments relating to equity put options ...     --           --          --          --
 Amortization of deferred compensation .........     --           --          --          --
 Income tax benefit related to deferred
 compensation ..................................     --           --          --          --
 Deferred compensation adjustment related to
 forfeited stock options .......................     --           --          --          --
 Net income ....................................     --           --          --          --
                                                    -----        ---        ------     -----
BALANCE, December 31, 1999 .....................    $ --         $35        $ 491      $ 476
                                                    =====        ===        ======     =====
                                                                 ADDITIONAL    ADDITIONAL
                                                                   PAID-IN       PAID-IN
                                                   ADDITIONAL     CAPITAL -     CAPITAL -                      TOTAL
                                                     PAID-IN     EQUITY PUT     DEFERRED     ACCUMULATED   STOCKHOLDERS'
                                                     CAPITAL       OPTIONS    COMPENSATION     DEFICIT        EQUITY
                                                 -------------- ------------ -------------- ------------- --------------
BALANCE, December 31, 1998 .....................    $768,648      $113,502      $ (7,616)     $ (59,491)    $ 816,043
 Class B Common Stock converted into Class A
 Common Stock ..................................         --             --            --             --            --
 Series B Preferred Stock converted to Class A
 Common Stock ..................................         (7)            --            --             --            --
 Class A Common Stock converted to Series B
 Preferred Stock ...............................          5             --            --             --            --
 Series B Preferred Stock redemptions ..........     (1,498)            --            --             --        (1,498)
 Repurchase and retirement of 320,000 shares of
 Class A Common Stock ..........................     (3,491)            --            --             --        (3,494)
 Dividends payable on Series D Preferred Stock..         --             --            --        (10,350)      (10,350)
 Stock options exercised .......................      1,779             --            --             --         1,780
 Class A Common Stock issued pursuant to
 employee benefit plans ........................      3,124             --            --             --         3,126
 Equity put options ............................     (2,868)         2,868            --             --            --
 Net payments relating to equity put options ...        751             --            --             --           751
 Amortization of deferred compensation .........         --             --         1,135             --         1,135
 Income tax benefit related to deferred
 compensation ..................................       (360)            --            --             --          (360)
 Deferred compensation adjustment related to
 forfeited stock options .......................     (1,992)            --         1,992             --            --
 Net income ....................................         --             --            --        167,784       167,784
                                                    ---------     --------      --------      ---------     ---------
BALANCE, December 31, 1999 .....................    $764,091      $116,370      $ (4,489)     $  97,943     $ 974,917
                                                    =========     ========      ========      =========     =========

  The accompanying notes are an integral part of these consolidated statements.

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                                 (IN THOUSANDS)

                                                                          1997            1998            1999
                                                                     -------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss) ...............................................     $ (10,566)      $ (16,880)     $  167,784
 Adjustments to reconcile net income (loss) to net cash flows from operating activities-
   Extraordinary loss ............................................        10,115          18,433              --
   Loss (gain) on sale of broadcast assets .......................            --          (1,232)            418
   (Gain) loss on sale of broadcast assets related to
    discontinued operations ......................................           226         (10,769)       (329,803)
   Loss (gain) on derivative instrument ..........................            --           9,050         (15,747)
   Amortization of debt discount .................................             4              98              98
   Depreciation of property and equipment ........................        18,040          29,153          36,419
   Amortization of acquired intangible broadcasting assets,
    non-compete and consulting agreements and other
    assets .......................................................        67,840          98,372         123,273
   Amortization of program contract costs and net realizable
    value adjustments ............................................        66,290          72,403          90,021
   Amortization of deferred compensation .........................         1,636           1,721           1,135
   Deferred tax provision related to operations ..................        20,582          30,700          25,197
   Deferred tax provision related to sale of broadcast assets
    from discontinued operations .................................            --              --          37,988
   Net effect of change in deferred barter revenues and
    deferred barter costs ........................................           591            (624)           (911)
   (Decrease) increase in minority interest ......................          (183)            (98)            316
 Changes in assets and liabilities, net of effects of acquisitions and dispositions-
   Increase in accounts receivable, net ..........................        (9,468)        (68,207)         (4,579)
   Increase in prepaid expenses and other current assets .........          (591)         (2,475)         (6,154)
   (Increase) decrease in refundable income taxes ................       (10,581)         10,581              --
   (Decrease) increase in accounts payable and accrued
    liabilities ..................................................        (7,780)         40,878          80,550
   (Decrease) increase in other long-term liabilities ............          (921)            483           3,629
   Payments on program contracts payable .........................       (48,609)        (61,107)        (79,473)
                                                                       ---------       ---------      ----------
    Net cash flows from operating activities .....................     $  96,625       $ 150,480      $  130,161
                                                                       ---------       ---------      ----------

  The accompanying notes are an integral part of these consolidated statements.

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                                 (IN THOUSANDS)

                                                                         1997             1998             1999
                                                                     ------------   ---------------   -------------
NET CASH FLOWS FROM OPERATING ACTIVITIES .........................    $   96,625     $    150,480      $  130,161
                                                                      ----------     ------------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of property and equipment ...........................       (19,425)         (19,426)        (30,861)
 Payments for acquisitions of television and radio stations ......      (202,910)      (2,068,258)       (237,274)
 Distributions from (investments in) joint ventures ..............           380              665            (340)
 Equity investments ..............................................            --               --         (14,172)
 Proceeds from sale of broadcast assets ..........................         2,470          273,290         733,916
 Loans to officers and affiliates ................................        (1,199)          (2,073)           (859)
 Repayments of loans to officers and affiliates ..................         1,694            3,120           2,593
                                                                      ----------     ------------      ----------
   Net cash flows (used in) from investing activities.. ..........      (218,990)      (1,812,682)        453,003
                                                                      ----------     ------------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from notes payable and commercial bank financing.              126,500        1,822,677         357,500
 Repayments of notes payable, commercial bank financing
   and capital leases ............................................      (693,519)        (578,285)       (909,399)
 Repayments of notes and capital leases to affiliates ............        (2,313)          (1,798)         (5,314)
 Payments of costs related to bank financings ....................        (5,181)         (11,138)             --
 Prepayments of excess syndicated program contract liabilities            (1,373)              --              --
 Repurchases of Class A Common Stock .............................        (4,599)         (26,665)         (3,494)
 Payments relating to redemption of 1993 Notes ...................      (106,508)              --              --
 Dividends paid on Series D Preferred Stock ......................        (2,357)         (10,350)        (10,350)
 Proceeds from exercise of stock options .........................           105            1,144           1,780
 Payment received upon execution of derivative instrument.........            --            9,450              --
 Net (premiums paid) proceeds related to equity put options.                (507)         (14,015)            751
 Payments for redemption of Series B Preferred Stock .............            --               --          (1,498)
 Net proceeds from issuances of Senior Subordinated Notes..              438,427               --              --
 Net proceeds from issuances of Class A Common Stock .............       151,021          335,123              --
 Net proceeds from issuance of Series D Preferred Stock ..........       166,899               --              --
 Net proceeds from subsidiary trust securities offering ..........       192,756               --              --
                                                                      ----------     ------------      ----------
   Net cash flows from (used in) financing activities ............       259,351        1,526,143        (570,024)
                                                                      ----------     ------------      ----------
NET INCREASE (DECREASE) IN CASH ..................................       136,986         (136,059)         13,140
CASH, beginning of period ........................................         2,341          139,327           3,268
                                                                      ----------     ------------      ----------
CASH, end of period ..............................................    $  139,327     $      3,268      $   16,408
                                                                      ==========     ============      ==========

 The accompanying notes are an integral part of these consolidated statements.

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1998 AND 1999


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

DISCONTINUED OPERATIONS

In July 1999, the Company entered into an agreement to sell 46 of its radio stations in nine markets to Entercom Communications Corporation ("Entercom") for $824.5 million in cash. In December 1999, the Company completed the sale of 41 of its radio stations in eight markets to Entercom for $700.4 million in cash recognizing a gain net of tax of $192.4 million. The sale of the remaining five stations is expected to close in 2000 for a purchase price of $124.1 million. In addition, the Company intends to sell its remaining radio stations serving the St. Louis market. Based on the Company's strategy to divest of its radio broadcasting segment, "Discontinued Operations" accounting has been adopted for the periods presented in the accompanying financial statements and the notes thereto. As such, the results from operations of the radio broadcast segment, net of related income taxes, has been reclassified from income from operations and reflected as income from discontinued operations in the accompanying consolidated statements of operations for all periods presented. In addition, assets and liabilities relating to the radio broadcast segment are reflected in "Broadcast assets related to discontinued operations, net of liabilities" in the accompanying consolidated balance sheets for all periods presented. Included in the balance of "Broadcast assets related to discontinued operations net of liabilities" as of December 31,1999 was property and programming assets of $13.8 million, intangible assets of $163.9 million, other long-term assets of $1.3 million, programming liabilities of $5.0 million and other long-term liabilities of $1.0 million.

Discontinued   operations   have  not  been   segregated  in  the  Statement  of
Consolidation Cash Flows and, therefore, amounts for certain captions will not agree with the accompanying consolidated statements of operations.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and all its wholly-owned and majority-owned subsidiaries. Minority interest represents a minority owner's proportionate share of the equity in certain of the Company's subsidiaries. In addition, the Company uses the equity method of accounting for 20% to 50% ownership investments. All significant intercompany transactions and account balances have been eliminated.

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

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 1997, 1998 AND 1999 - (CONTINUED)

liability at an amount equal to its gross contractual commitment when the license period begins and the program is available for its first showing. The portion of program contracts which become payable within one year is reflected as a current liability in the accompanying consolidated balance sheets.

The rights to program materials are reflected in the accompanying consolidated balance sheets at the lower of unamortized cost or estimated net realizable value. Estimated net realizable values are based upon management's expectation of future advertising revenues net of sales commissions to be generated by the program material. Amortization of program contract costs is generally computed using either a four year accelerated method or based on usage, whichever yields the greater amortization for each program. Program contract costs, estimated by management to be amortized in the succeeding year, are classified as current assets. Payments of program contract liabilities are typically paid on a scheduled basis and are not affected by adjustments for amortization or estimated net realizable value.

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

OTHER ASSETS

Other assets as of December 31, 1998 and 1999 consist of the following (in thousands):

                                                                              1998         1999
                                                                           ----------   ----------
     Unamortized costs relating to securities issuances ................    $30,854      $ 27,236
     Equity interest investments .......................................      4,003        19,329
     Notes and other accounts receivable ...............................     41,863        54,566
     Deposits and other costs relating to future acquisitions ..........      5,753         7,195
     Other .............................................................         71           522
                                                                            -------      --------
                                                                            $82,544      $108,848
                                                                            =======      ========

ACQUIRED INTANGIBLE BROADCASTING ASSETS

Acquired intangible broadcasting assets are being amortized on a straight-line basis over periods of 1 to 40 years. These amounts result from the acquisition of certain television and radio station license and non-license assets. The Company monitors the individual financial performance of each of the stations and continually evaluates the realizability of intangible and tangible assets and the existence of any impairment to its recoverability based on the projected undiscounted cash flows of the respective stations. As of December 31, 1999, management believes that the carrying amounts of the Company's tangible and intangible assets have not been impaired.

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 1997, 1998 AND 1999 - (CONTINUED)

Intangible assets as of December 31, 1998 and 1999, consist of the following (in thousands):

                                         AMORTIZATION
                                            PERIOD          1998          1999
                                        -------------- ------------- -------------
       Goodwill .......................     40 years    $1,332,532    $1,539,151
       Intangibles related to LMAs ....     15 years       454,181       463,067
       Decaying advertiser base .......     15 years        98,974        92,000
       FCC licenses ...................     25 years       443,378       433,790
       Network affiliations ...........     25 years       475,549       241,356
       Other .......................... 1 - 40 years        46,274        48,908
                                                        ----------    ----------
                                                         2,850,888     2,818,272
       Less - Accumulated amortization                    (204,522)     (331,308)
                                                        ----------    ----------
                                                        $2,646,366    $2,486,964
                                                        ==========    ==========

ACCRUED LIABILITIES

Accrued liabilities consist of the following as of December 31, 1998 and 1999 (in thousands):

                                                 1998         1999
                                              ----------   ----------
       Compensation .......................    $19,108      $20,862
       Interest ...........................     44,761       27,478
       Other accruals relating to operating
        expenses ..........................     21,693       18,738
                                               -------      -------
                                               $85,562      $67,078
                                               =======      =======

SUPPLEMENTAL INFORMATION - STATEMENT OF CASH FLOWS

During 1997, 1998 and 1999 the Company incurred the following transactions (in thousands):

                                                                      1997          1998         1999
                                                                   ----------   -----------   ----------
       o   Purchase accounting adjustments related to
           deferred taxes ......................................    $    --      $113,950      $     --
                                                                    =======      ========      ========
       o   Capital lease obligations incurred ..................    $10,927      $  3,807      $ 22,208
                                                                    =======      ========      ========
       o   Income taxes paid ...................................    $ 6,502      $  3,588      $  7,433
                                                                    =======      ========      ========
       o   Income tax refunds received .........................    $ 2,049      $ 10,486      $  2,231
                                                                    =======      ========      ========
       o   Subsidiary trust minority interest payments .........    $17,631      $ 23,250      $ 23,250
                                                                    =======      ========      ========
       o   Interest paid .......................................    $98,521      $117,658      $203,976
                                                                    =======      ========      ========

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

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 1997, 1998 AND 1999 - (CONTINUED)

Included in the accompanying consolidated statements of operations for the years ended December 31, 1997, 1998 and 1999, are net revenues of $131.6 million, $202.5 million and $263.0 million, respectively, that relate to LMAs.

BROADCAST ASSETS HELD FOR SALE

Broadcast assets held for sale are comprised of WICS/WICD-TV in the Springfield, Illinois market and KGAN-TV in the Cedar Rapids, Iowa market in connection with the STC Disposition (see note 11) and KDNL-TV in the St. Louis market in connection with the pending St. Louis Purchase Option (see note 11). The Company capitalized interest relating to the carrying cost associated with broadcast assets held for sale of $2.7 million for the year ended December 31, 1999.

RECLASSIFICATIONS

Certain   reclassifications  have  been  made  to  the  prior  years'  financial statements to conform with the current year presentation.

2.   PROPERTY AND EQUIPMENT:

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed under the straight-line method over the following estimated useful lives:

       Buildings and improvements ................................        10--35 years
       Station equipment .........................................         5--10 years
       Office furniture and equipment ............................         5--10 years
       Leasehold improvements ....................................        10--31 years
       Automotive equipment ......................................         3-- 5 years
                                                                   Shorter of 10 years
       Property and equipment and autos under capital leases .....   or the lease term

Property and equipment consisted of the following as of December 31, 1998 and 1999 (in thousands):

                                                        1998           1999
                                                    ------------   ------------
       Land and improvements ....................    $  12,550      $  13,015
       Buildings and improvements ...............       52,245         67,273
       Station equipment ........................      201,405        216,250
       Office furniture and equipment ...........       22,577         27,060
       Leasehold improvements ...................       10,207         10,441
       Automotive equipment .....................        7,599          7,760
                                                     ---------      ---------
                                                       306,583        341,799
       Less - Accumulated depreciation ..........      (62,899)       (90,016)
                                                     ---------      ---------
                                                     $ 243,684      $ 251,783
                                                     =========      =========

3.   DERIVATIVE INSTRUMENTS:

The Company enters into derivative instruments primarily for the purpose of reducing the impact of changing interest rates on its floating rate debt. In addition, the Company has entered into put and call option derivative instruments relating to the Company's Class A Common Stock in order to hedge the possible dilutive effect of employees exercising stock options pursuant to the Company's stock option plans. The Company does not enter into derivative instruments for speculative trading purposes. With the exception of the Company's Treasury Option Derivative Instrument (described below), the Company does not reflect the changes in fair market value related to derivative instruments in its financial statements.

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 1997, 1998 AND 1999 - (CONTINUED)

During 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133 "Accounting for Derivative Instruments and for Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative investments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. SFAS 133 is effective for the Company beginning January 1, 2001. The Company is evaluating its eventual impact on its financial statements.

INTEREST RATE HEDGING DERIVATIVE INSTRUMENTS

The 1998 Bank Credit Agreement, as amended and restated, requires the Company to enter into interest rate protection agreements at rates not to exceed 10% per annum as to a notional principal amount at least equal to 60% of the Term Loan, Revolving Credit Facility and Senior Subordinated Notes scheduled to be outstanding from time to time.

As of December 31, 1999, the Company had several interest rate swap agreements which expire from July 23, 2000 to July 15, 2007. The swap agreements set rates in the range of 5.5% to 8.1%. Floating interest rates are based upon the three month London Interbank Offered Rate (LIBOR), and the measurement and settlement is performed quarterly. Settlements of these agreements are recorded as adjustments to interest expense in the relevant periods. The notional amounts related to these agreements were $1.0 billion at December 31, 1999, and decrease to $200 million through the expiration dates. In addition, the Company has entered into floating rate derivatives with notional amounts totaling $750 million. Based on the Company's currently hedged position, $1.8 billion or 96% of the Company's outstanding indebtedness is hedged.

The Company has no intentions of terminating these instruments prior to their expiration dates unless it were to prepay a portion of its bank debt. The counter parties to these agreements are international financial institutions. The Company estimates the fair value of these instruments at December 31, 1998 and 1999 to be $3.0 million and $4.5 million, respectively. The fair value of the interest rate hedging derivative instruments is estimated by obtaining quotations from the financial institutions which are a party to the Company's derivative contracts (the "Banks"). The fair value is an estimate of the net amount that the Company would pay at December 31, 1999 if the contracts were transferred to other parties or canceled by the Banks.

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

Upon the execution of the Option Derivative contract, the Company received a cash payment representing an option premium of $9.5 million which was recorded in "Other long-term liabilities" in the accompanying consolidated balance sheets. The Company is required to periodically adjust its liability to the present value of the future payments of the settlement amounts based on the forward five year

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 1997, 1998 AND 1999 - (CONTINUED)

treasury rate at the end of an accounting period, which was $2.7 million as of December 31, 1999. The fair market value adjustment for 1999 resulted in an income statement benefit (unrealized gain) of $15.7 million for the year ended December 31, 1999.

EQUITY PUT AND CALL OPTION DERIVATIVE INSTRUMENTS:

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

1998 OPTIONS

In July 1998, the Company entered into put and call option contracts related to the Company's common stock (the "July Options"). In September 1998, the Company entered into additional put and call option contracts related to the Company's common stock (the "September Options"). These option contracts allow for settlement in cash or net physically in shares, at the election of the Company. The Company entered into these option contracts for the purpose of hedging the dilution of the Company's common stock upon the exercise of stock options granted. The July Options included 2,700,000 call options for common stock and 2,700,000 put options for common stock, with a strike price of $33.27 and $28.93 per common share, respectively. The September Options included 467,000 call options for common stock and 700,000 put options for common stock, with a strike price of $28.00 and $16.0625 per common share, respectively. For the year ended December 31, 1998, option premium payments of $12.2 million and $0.7 million were made relating to the July and September Options, respectively. The Company recorded these premium payments as a reduction of additional paid-in capital. To the extent that the Company entered into put options related to its common stock, the additional paid-in capital amounts were reclassified accordingly and reflected as Equity Put Options in the accompanying consolidated balance sheet as of December 31, 1998. For the year ended December 31, 1999, the Company recorded receipts of $1.25 million relating to the 1998 September Options as an increase in additional paid-in capital. Additionally, 200,000 of the 1998 September Options were retired during 1999.

1999 OPTIONS

In  September  1999,  the Company  entered  into put and call  option  contracts related to the Company's common stock. The Company entered into 1,700,000 European style put options for common stock with a strike price of $9.45 per share which provide for settlement in cash or in shares, at the election of the Company. In September 1999, the Company entered into 1,000,000 American style call options for common stock with a strike price $10.45 per share which provide for settlement in cash or in shares, at the election of the Company. For the year ended December 31, 1999, option premium payments of $0.5 million were made relating to the September call options. The Company recorded these premium payments as a reduction of additional paid-in capital. To the extent that the Company entered into put options related to its common stock, the additional paid-in capital amounts were reclassified accordingly and reflected as Equity Put Options in the accompanying consolidated balance sheet as of December 31, 1999.

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 1997, 1998 AND 1999 - (CONTINUED)

4.   NOTES PAYABLE AND COMMERCIAL BANK FINANCING:

1997 BANK CREDIT AGREEMENT

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

1998 BANK CREDIT AGREEMENT

In order to expand its borrowing capacity to fund acquisitions and obtain more favorable terms with its syndicate of banks, the Company obtained a new $1.75 billion senior secured credit facility (the "1998 Bank Credit Agreement"). The 1998 Bank Credit Agreement was executed in May of 1998 and includes (i) a $750.0 million Term Loan Facility repayable in consecutive quarterly installments commencing on March 31, 1999 and ending on September 15, 2005; and (ii) a $1.0 billion reducing Revolving Credit Facility. Availability under the Revolving Credit Facility reduces quarterly, commencing March 31, 2001 and terminating on September 15, 2005. Not more than $350.0 million of the Revolving Credit Facility will be available for issuances of letters of credit. The 1998 Bank Credit Agreement also includes a standby uncommitted multiple draw term loan facility of $400.0 million. The Company is required to prepay the term loan facility and reduce the revolving credit facility with (i) 100% of the net proceeds of any casualty loss or condemnation; (ii) 100% of the net proceeds of any sale or other disposition by the Company of any assets in excess of $100.0 million in the aggregate for any fiscal year, to the extent not used to acquire new assets; and (iii) 50% of excess cash flow (as defined) if the Company's ratio of debt to EBITDA (as defined) exceeds a certain threshold. The 1998 Bank Credit Agreement contains representations and warranties, and affirmative and negative covenants, including among other restrictions, limitations on additional indebtedness, customary for credit facilities of this type. The 1998 Bank Credit Agreement is secured only by a pledge of the stock of each subsidiary of the Company other than KDSM, Inc., KDSM Licensee, Inc., Cresap Enterprises, Inc., Sinclair Capital and Sinclair Ventures, Inc. The Company is required to maintain certain debt covenants in connection with the 1998 Bank Credit Agreement. As of December 31, 1999, the Company was in compliance with all debt covenants.

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 1997, 1998 AND 1999 - (CONTINUED)

The applicable interest rate for the Term Loan Facility and the Revolving Credit Facility is either LIBOR plus 0.5% to 1.875% or the alternative base rate plus zero to 0.625%. The applicable interest rate for the Term Loan Facility and the Revolving Credit Facility is adjusted based on the ratio of total debt to four quarters' trailing earnings before interest, taxes, depreciation and amortization. As of December 31, 1999, the Company's applicable interest rate for borrowings under the 1998 Bank Credit Agreement is either LIBOR plus 1.5% or the alternative base rate plus .25%.

As a result of entering into the Company's 1998 Bank Credit Agreement, the Company incurred debt acquisition costs of $11.1 million and recognized an extraordinary loss of $11.1 million net of a tax benefit of $7.4 million. The extraordinary loss represents the write-off of debt acquisition costs associated with indebtedness replaced by the new facility. The weighted average interest rates for outstanding indebtedness relating to the 1998 Bank Credit Agreement during 1999 and as of December 31, 1999 were 6.7% and 7.7%, respectively. Combined interest expense relating to the 1997 and 1998 Bank Credit Agreements was $66.1 million and $108.9 million for years ended December 31, 1998 and 1999, respectively.

8 3/4% SENIOR SUBORDINATED NOTES DUE 2007:

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

Interest on the 8 3/4% Notes is payable semiannually on June 15 and December 15 of each year, commencing June 15, 1998. Interest expense was $0.9 million for the year ended December 31,1997 and $21.9 million for both of the years ended December 31, 1998 and 1999. The 8 3/4% Notes are issued under an Indenture among SBG, its subsidiaries (the guarantors) and the trustee. Costs associated with the offering totaled $5.8 million, including an underwriting discount of $5.0 million. These costs were capitalized and are being amortized over the life of the debt.

Based upon the quoted market price, the fair value of the 8 3/4% Notes as of December 31, 1998 and 1999 was $254.4 million and $231.3 million, respectively.

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

Interest on the 9% Notes is payable semiannually on January 15 and July 15 of each year, commencing January 15, 1998. Interest expense was $9.0 million for the year ended December 31, 1997 and $18.0 million for both of the years ended December 31, 1998 and 1999. The 9% Notes are issued under an Indenture among SBG, its subsidiaries (the guarantors) and the trustee. Costs associated with the offering totaled $4.8 million, including an underwriting discount of $4.0 million. These costs were capitalized and are being amortized over the life of the debt.

Based upon the quoted market price, the fair value of the 9% Notes as of December 31, 1998 and 1999 was $205.3 million and $186.2 million, respectively.

10% SENIOR SUBORDINATED NOTES DUE 2005

In August 1995, the Company completed an issuance of $300 million aggregate principal amount of 10% Senior Subordinated Notes (the "1995 Notes"), due 2005, generating net proceeds to the Company of

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 1997, 1998 AND 1999 - (CONTINUED)

$293.2 million. The net proceeds of this offering were utilized to repay outstanding indebtedness under the then existing Bank Credit Agreement of $201.8 million with the remainder being retained and eventually utilized to make payments related to certain acquisitions consummated during 1996.

Interest on the Notes is payable semiannually on March 30 and September 30 of each year, commencing March 30, 1996. Interest expense was $30.0 million for each of the three years ended December 31, 1997, 1998 and 1999. The notes are issued under an indenture among SBG, its subsidiaries (the guarantors) and the trustee. Costs associated with the offering totaled $6.8 million, including an underwriting discount of $6.0 million and are being amortized over the life of the debt.

Based upon the quoted market price, the fair value of the 1995 Notes as of December 31, 1998 and 1999 was $319.8 million and $296.1 million, respectively.

10% SENIOR SUBORDINATED NOTES DUE 2003 AND 1997 TENDER OFFER

In December 1993, the Company completed an issuance of $200 million aggregate principal amount of 10% Senior Subordinated Notes (the "1993 Notes"), due 2003. Subsequently, the Company determined that a redemption of $100.0 million was required. This redemption and a refund of $1.0 million of fees from the underwriters took place in the first quarter of 1994.

In December 1997, the Company completed a tender offer of $98.1 million aggregate principal amount of the 1993 Notes (the "Tender Offer"). Total consideration per $1,000 principal amount note tendered was $1,082.08 resulting in total consideration paid to consummate the Tender Offer of $106.2 million. In conjunction with the Tender Offer, the Company recorded an extraordinary loss of $6.1 million, net of a tax benefit of $4.0 million. In the second quarter of 1999, the Company redeemed the remaining 1993 notes for a total consideration of $1.9 million. Interest expense for the years ended December 31, 1997, 1998 and 1999, was $9.6 million, $0.2 million, and $60,000, respectively. The Notes are issued under an Indenture among SBG, its subsidiaries (the guarantors) and the trustee.

SUMMARY

Notes payable and commercial bank financing consisted of the following as of December 31, 1998 and 1999 (in thousands):

                                                                              1998            1999
                                                                         -------------   -------------
       Bank Credit Agreement, Term Loan ..............................    $  750,000      $  700,000
       Bank Credit Agreement, Revolving Credit Facility ..............       803,000         303,000
       8 3/4% Senior Subordinated Notes, due 2007 ....................       250,000         250,000
       9% Senior Subordinated Notes, due 2007 ........................       200,000         200,000
       10% Senior Subordinated Notes, due 2005 .......................       300,000         300,000
       10% Senior Subordinated Notes, due 2003 .......................         1,899              --
       Installment note for certain real estate interest at 8.0%......            94              87
                                                                          ----------      ----------
                                                                           2,304,993       1,753,087
       Less: Discount on 8 3/4% Senior Subordinated Notes, due
          2007 .......................................................          (878)           (780)
       Less: Current portion .........................................       (50,007)        (75,008)
                                                                          ----------      ----------
                                                                          $2,254,108      $1,677,299
                                                                          ==========      ==========

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 1997, 1998 AND 1999 - (CONTINUED)

Indebtedness under the 1998 Bank Credit Agreement and notes payable as of December 31, 1999, mature as follows (in thousands):

       2000 ..............................................................     $   75,008
       2001 ..............................................................        100,009
       2002 ..............................................................        100,009
       2003 ..............................................................        125,010
       2004 ..............................................................        150,011
       2005 and thereafter ...............................................      1,203,040
                                                                               ----------
                                                                                1,753,087
       Less: Discount on 8 3/4% Senior Subordinated Notes, due 2007 ......           (780)
                                                                               ----------
                                                                               $1,752,307
                                                                               ==========

Substantially all of the Company's stock in its wholly owned subsidiaries has been pledged as security for notes payable and commercial bank financing.

5.   NOTES AND CAPITAL LEASES PAYABLE TO AFFILIATES:

Notes and capital leases payable to affiliates consisted of the following as of December 31, 1998 and 1999 (in thousands):

                                                                                 1998          1999
                                                                             -----------   -----------
Subordinated installment notes payable to former majority owners, interest at 8.75%, principal payments in varying amounts due annually beginning
 October 1991, with a balloon payment due at maturity in May
 2005 ....................................................................    $  8,636      $  7,632
Capital lease for building, interest at 17.5% ............................         972           676
Capital lease for building, interest at 6.62% ............................          --         9,136
Capital leases for broadcasting tower facilities, interest rates averaging
 10% .....................................................................       3,566         3,310
Capitalization of time brokerage agreements, interest at 6.20% to 8.25%.         8,943        18,827
Capital leases for building and tower, interest at 8.25% .................         989           451
                                                                              --------      --------
                                                                                23,106        40,032
Less: Current portion ....................................................      (4,063)       (5,890)
                                                                              --------      --------
                                                                              $ 19,043      $ 34,142
                                                                              ========      ========

Notes and capital leases payable to affiliates, as of December 31, 1999, mature as follows (in thousands):

       2000 .............................................................    $   8,694
       2001 .............................................................        8,176
       2002 .............................................................        7,043
       2003 .............................................................        5,770
       2004 .............................................................        5,058
       2005 and thereafter ..............................................       17,180
                                                                             ---------
       Total minimum payments due .......................................       51,921
       Less: Amount representing interest ...............................      (11,889)
                                                                             ---------
       Present value of future notes and capital lease payments .........    $  40,032
                                                                             =========

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 1997, 1998 AND 1999 - (CONTINUED)

6.   PROGRAM CONTRACTS PAYABLE:

Future payments required under program contracts payable as of December 31, 1999 are as follows (in thousands):

       2000 ...................................................    $  111,992
       2001 ...................................................        50,830
       2002 ...................................................        28,610
       2003 ...................................................         6,755
       2004 ...................................................           803
       2005 and thereafter ....................................           222
                                                                   ----------
                                                                      199,212
       Less: Current portion ..................................      (111,992)
                                                                   ----------
       Long-term portion of program contracts payable .........    $   87,220
                                                                   ==========

Included in the current portion amounts are payments due in arrears of $26.7 million. In addition, the Companies have entered into noncancelable commitments for future program rights aggregating $176.1 million as of December 31, 1999.

The Company has estimated the fair value of its program contract payables and noncancelable commitments at approximately $145.6 million and $126.3 million, respectively, as of December 31, 1998, and $173.8 million and $145.3 million, respectively, at December 31, 1999. These estimates are based on future cash flows discounted at the Company's current borrowing rate.

7.   RELATED PARTY TRANSACTIONS:

In connection with the start-up of an affiliate in 1990, certain SBG Class B Stockholders issued a note allowing them to borrow up to $3.0 million from the Company. This note was amended and restated June 1, 1994, to a term loan bearing interest of 6.88% with quarterly principal payments beginning March 31, 1996 through December 31, 1999. As of December 31, 1998, the balance outstanding was approximately $0.7 million. The note was paid in full as of December 31, 1999.

During the year ended December 31, 1993, the Company loaned Gerstell Development Limited Partnership (a partnership owned by Class B Stockholders) $2.1 million. The note bears interest at 6.18%, with principal payments beginning on November 1, 1994, and a final maturity date of October 1, 2013. As of December 31, 1998 and 1999, the balance outstanding was approximately $1.8 million and $1.7 million, respectively.

Concurrently with the Company's initial public offering, the Company acquired options from certain stockholders of Glencairn, LTD (Glencairn) that will grant the Company the right to acquire, subject to applicable FCC rules and regulations, up to 97% of the capital stock of Glencairn. The Glencairn option exercise price is based on a formula that provides a 10% annual return to Glencairn. Glencairn is the owner-operator and FCC licensee of WNUV in Baltimore, WVTV in Milwaukee, WRDC in Raleigh/Durham, WABM in Birmingham, KRRT in Kerrville, WFBC in Asheville/Greenville /Spartanburg and WTTE in Columbus. The Company has entered into five-year LMA agreements (with five-year renewal terms at the Company's option) with Glencairn pursuant to which the Company provides programming to Glencairn for airing on WNUV, WVTV, WRDC, WABM, KRRT, WFBC and WTTE. During the years ended December 31, 1997, 1998 and 1999, the Company made payments of $8.4 million, $9.8 million and $10.8 million, respectively, to Glencairn under these LMA agreements.

During the years ended December 31, 1997, 1998 and 1999, the Company from time to time entered into charter arrangements to lease aircraft owned by certain Class B stockholders. During the years ended December 31, 1997, 1998 and 1999, the Company incurred expenses of approximately $0.7 million, $0.6 million and $0.4 million related to these arrangements, respectively.

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 1997, 1998 AND 1999 - (CONTINUED)

Certain assets used by the Company and it's operating subsidiaries are leased from Cunningham, KIG, Gerstell, and Beaver Dam, LLC (entities owned by the Class B Stockholders). Lease payments made to these entities were $1.4 million, $1.5 million, and $2.1 million for the years ended December 31, 1997, 1998 and 1999, respectively.

8.   INCOME TAXES:

The Company files a consolidated federal income tax return and separate company state tax returns. The provision (benefit) for income taxes consists of the following as of December 31, 1997, 1998 and 1999 (in thousands):

                                                                        1997          1998         1999
                                                                   -------------   ----------   ----------
Provision for income taxes -- continuing operations ............     $  13,201      $ 32,562     $ 25,107
Provision for income taxes -- discontinued operations ..........         2,783        13,096      149,771
Benefit from income taxes -- extraordinary item ................        (4,045)       (7,370)          --
                                                                     ---------      --------     --------
                                                                     $  11,939      $ 38,288     $174,878
                                                                     =========      ========     ========
Current:
 Federal .......................................................     $ (10,581)     $  3,953     $ 81,370
 State .........................................................         1,938         3,635       30,323
                                                                     ---------      --------     --------
                                                                        (8,643)        7,588      111,693
                                                                     ---------      --------     --------
Deferred:
 Federal .......................................................        18,177        26,012       56,576
 State .........................................................         2,405         4,688        6,609
                                                                     ---------      --------     --------
                                                                        20,582        30,700       63,185
                                                                     ---------      --------     --------
                                                                     $  11,939      $ 38,288     $174,878
                                                                     =========      ========     ========

The following is a reconciliation of federal income taxes at the applicable statutory rate to the recorded provision:

                                                                                 1997         1998           1999
                                                                              ----------   ----------   -------------
Statutory federal income taxes ............................................    35.0%        35.0%          35.0%
Adjustments-
 State income and franchise taxes, net of federal effect ..................    62.7         68.9          (21.2)
 Goodwill amortization ....................................................    44.6        106.8          (99.5)
 Non-deductible expense items .............................................    25.4         15.6           (9.6)
 Tax liability related to dividends on Parent Preferred Stock (a) .........   128.9        274.3          (47.8)
 Other ....................................................................     5.4         11.3           (4.4)
                                                                              -----        -----         ------
Provision for income taxes ................................................   302.0%       511.9%        (147.5)%
                                                                              =====        =====         ======

----------
(a) In March 1997, the Company issued the HYTOPS securities. In connection with this transaction, Sinclair Broadcast Group, Inc. (the "Parent") issued $206.2 million of Series C Preferred Stock (the "Parent Preferred Stock") to KDSM, Inc., a wholly owned subsidiary. Parent Preferred Stock dividends paid to KDSM, Inc. are considered taxable income for Federal tax purposes and not considered income for book purposes. Also for Federal tax purposes, KDSM, Inc. is allowed a tax deduction for dividends received on the Parent Preferred Stock in an amount equal to Parent Preferred Stock dividends received in each taxable year limited to the extent that the Parent's consolidated group has "earnings and profits." To the extent that dividends received by KDSM, Inc. are in excess of the Parent's consolidated group earnings and profits, the Parent will reduce its tax basis in the Parent Preferred Stock which gives rise to a deferred tax liability (to be recognized upon redemption) and KDSM, Inc.'s dividend income is treated as a permanent difference between taxable income and book income. During the years ended December 31, 1997 and 1998, the Parent did not generate "earnings and profits" in an amount greater than or equal to dividends paid on the Parent Preferred Stock. This resulted in a reduction in basis of the Parent's Series C Preferred Stock and generated a related deferred tax liability. During the year ended December 31,1999, the Parent generated "earnings and profits" and avoided a reduction in basis of its Parent Preferred Stock.

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 1997, 1998 AND 1999 - (CONTINUED)

Temporary differences between the financial reporting carrying amounts and the tax basis of assets and liabilities give rise to deferred taxes. The Company had a net deferred tax liability of $165.5 million and $228.7 million as of December 31, 1998 and 1999, respectively. The realization of deferred tax assets is contingent upon the Company's ability to generate sufficient future taxable income to realize the future tax benefits associated with the net deferred tax asset. Management believes that deferred assets will be realized through future operating results.

The Company's remaining Federal NOL's will expire during various years from 2008 to 2012, and are subject to annual limitations under Internal Revenue Code
Section 382 and similar state provisions. The tax effects of these NOL's are recorded in the deferred tax accounts in the accompanying consolidated balance sheets as of December 31, 1999.

Total deferred tax assets and deferred tax liabilities as of December 31, 1998 and 1999 are as follows (in thousands):

                                                                                1998            1999
                                                                           -------------   -------------
Deferred Tax Assets:
 Accruals and reserves .................................................    $    7,238      $    7,868
 Net operating losses ..................................................        28,809             491
 Program contracts .....................................................         1,283              --
 Treasury option derivative ............................................         3,601              --
 Tax credits ...........................................................         3,110              --
 Investments in partnerships ...........................................            --             158
 Other .................................................................         2,433           1,909
                                                                            ----------      ----------
                                                                            $   46,474      $   10,426
                                                                            ==========      ==========
Deferred Tax Liabilities:
 FCC license ...........................................................    $  (23,394)     $  (29,010)
 Parent Preferred Stock deferred tax liability [see (a) above] .........       (25,833)        (25,833)
 Fixed assets and intangibles ..........................................      (159,208)       (168,995)
 Program contracts .....................................................            --          (8,715)
 Investments in partnerships ...........................................          (734)             --
 Treasury option derivative ............................................            --          (2,679)
 Capital lease accounting ..............................................        (1,998)         (2,513)
 Other .................................................................          (834)         (1,393)
                                                                            ----------      ----------
                                                                            $ (212,001)     $ (239,138)
                                                                            ==========      ==========

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

9.   EMPLOYEE BENEFIT PLAN:

The Sinclair Broadcast Group, Inc. 401(k) Profit Sharing Plan and Trust (the "SBG Plan") covers eligible employees of the Company. Contributions made to the SBG Plan include an employee elected salary reduction amount, company matching contributions and a discretionary amount determined each year by the Board of Directors. The Company's 401(k) expense for the years ended December 31, 1997, 1998 and 1999, was $0.8 million, $1.2 million and $1.4 million, respectively. There were no discretionary

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 1997, 1998 AND 1999 - (CONTINUED)

contributions during these periods. During December 1997, the Company registered 800,000 shares of its Class "A" Common Stock with the Securities and Exchange Commission (the "Commission") to be issued as a matching contribution for the 1997 plan year and subsequent plan years.

10.  CONTINGENCIES AND OTHER COMMITMENTS:

LITIGATION

Lawsuits and claims are filed against the Company from time to time in the ordinary course of business. These actions are in various preliminary stages, and no judgments or decisions have been rendered by hearing boards or courts. Management, after reviewing developments to date with legal counsel, is of the opinion that the outcome of such matters will not have a material adverse effect on the Company's financial position, results of operations or cash flows. The Company is currently involved in litigation related to the St. Louis option (see Note 11).

COMMITMENT FOR ADVERTISING

     During 1999, the Company entered into an option agreement with BeautyBuys.com (Beauty Buys) to provide radio and television advertising, promotional support and other services (in-kind services) over a five year period ending December 31, 2004 in exchange for options to acquire an equity interest. Advertising and promotional support will be provided to BeautyBuys from the Company's unutilized inventory, valued as if each spot was being sold at the then-current street rates at the time of the airing. The Company will recognize no revenue related to its advertising, promotion or other services and will recognize revenue as the Company's options vest in an amount equal to the fair value of the options.

OPERATING LEASES

The Company has entered into operating leases for certain property and equipment under terms ranging from three to ten years. The rent expense under these leases, as well as certain leases under month-to-month arrangements, for the years ended December 31, 1997, 1998 and 1999, aggregated approximately $2.6 million, $4.0 million and $5.9 million, respectively.

Future minimum payments under the leases are as follows (in thousands):

       2000 ................................................    $ 5,094
       2001 ................................................      3,544
       2002 ................................................      3,141
       2003 ................................................      2,682
       2004 ................................................      2,452
       2005 and thereafter .................................     14,948
                                                                -------
                                                                $31,861
                                                                =======

11.  ACQUISITIONS AND DISPOSITIONS

1997 ACQUISITION

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

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 1997, 1998 AND 1999 - (CONTINUED)

acquired  intangible  broadcasting  assets and other intangible  assets for $1.6 million, $17.9 million and $68.0 million, respectively, based upon an independent appraisal. The Company financed the transaction by utilizing proceeds from the HYTOPS offering combined with indebtedness under the 1997 Bank Credit Agreement.

1998 ACQUISITIONS AND DISPOSITIONS

HERITAGE ACQUISITION. In July 1997, the Company entered into a purchase agreement to acquire certain assets of the radio and television stations of Heritage for approximately $630 million (the "Heritage Acquisition"). Pursuant to the Heritage Acquisition, and after giving effect to the STC Disposition, Entercom Disposition and Centennial Disposition and a third party's exercise of its option to acquire radio station KCAZ in Kansas City, Missouri, the Company has acquired or provided programming services to three television stations in two separate markets and 13 radio stations in four separate markets. In July 1998, the Company acquired three radio stations in the New Orleans, Louisiana market and simultaneously disposed of two of those stations (see the Centennial Disposition below). The acquisition was accounted for under the purchase method of accounting whereby the net purchase price for stations not sold was allocated to property and programming assets, acquired intangible broadcasting assets and other intangible assets for $22.6 million, $222.8 million and $102.6 million, respectively, based on an independent appraisal.

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

MONTECITO ACQUISITION. In February 1998, the Company entered into an agreement to acquire all of the capital stock of Montecito Broadcasting Corporation ("Montecito") for approximately $33.0 million (the "Montecito Acquisition"). Montecito owns all of the issued and outstanding stock of Channel 33, Inc. which owns and operates KFBT-TV in Las Vegas, Nevada. In April 1998 the Company began programming KFBT-TV through an LMA upon expiration of the applicable HSR Act waiting period. Currently, the Company is a Guarantor of Montecito indebtedness of approximately $33.0 million. The Company intends to acquire the outstanding capital stock of Monticeto upon receiving approval from the FCC.

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

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 1997, 1998 AND 1999 - (CONTINUED)

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

SULLIVAN ACQUISITION. In July 1998, the Company acquired 100% of the stock of Sullivan Broadcast Holdings, Inc. and Sullivan Broadcasting Company II, Inc. for cash payments of approximately $951.0 million (the "Sullivan Acquisition"). The Company financed the acquisition by utilizing indebtedness under the 1998 Bank Credit Agreement. In connection with the acquisition, the Company has acquired the right to program 12 additional television stations in 10 separate markets. During 2000, the Company intends to acquire the license assets of one station and the stock of a company that owns the license assets of six additional stations. In addition, the Company expects to enter into new LMA agreements with respect to three of the stations and will continue to program two of the television stations pursuant to existing LMA agreements. The acquisition was accounted for under the purchase method of accounting whereby the purchase price was allocated to property and programming assets, acquired intangible broadcasting assets and other intangible assets for $58.2 million, $336.8 million and $637.6 million, respectively, based on an independent appraisal.

MAX MEDIA ACQUISITION. In July 1998, the Company directly or indirectly acquired all of the equity interests of Max Media Properties LLC, for $252.2 million (the "Max Media Acquisition"). The Company financed the acquisition by utilizing existing cash balances and indebtedness under the 1998 Bank Credit Agreement. In connection with the transaction, the Company acquired or provided programming services to nine television stations in six separate markets and eight radio stations in two separate markets. The acquisition was accounted for under the purchase method of accounting whereby the purchase price was allocated to property and programming assets, acquired intangible broadcasting assets and other intangible assets for $37.1 million, $144.3 million and $89.6 million, respectively, based on an independent appraisal.

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

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 1997, 1998 AND 1999 - (CONTINUED)

1999 ACQUISITIONS AND DISPOSITIONS

GUY GANNETT ACQUISITION. In September 1998, the Company agreed to acquire from Guy Gannett Communications its television broadcasting assets for a purchase price of $317 million in cash (the "Guy Gannett Acquisition"). As a result of this transaction and after the completion of related dispositions, the Company acquired five television stations in five separate markets. In April 1999, the Company completed the purchase of WTWC-TV, WGME-TV and WGGB-TV for a purchase price of $111.0 million. The acquisition was accounted for under the purchase method of accounting whereby the purchase price was allocated to property and programming assets, acquired intangible broadcasting assets and other intangible assets for $20.9 million, $ 45.7 million, and $51.4 million, respectively, based on an independent appraisal. In July 1999, the Company completed the purchase of WICS/WICD-TV, and KGAN-TV for a purchase price of $81.0 million. In March 1999, the Company entered into an agreement to sell these assets to STC pending Department of Justice approval and as a result these assets were accounted for as Assets Hold for Sale. The sale of these stations was still pending as of December 31, 1999. The Company financed these acquisitions by utilizing indebtedness under the 1998 Bank Credit Agreement.

ACKERLEY DISPOSITION. In September 1998, the Company agreed to sell the Guy Gannett television station WOKR-TV in Rochester, New York to the Ackerley Group, Inc. for a sales price of $125 million (the "Ackerley Disposition"). In April 1999, the Company closed on the purchase of WOKR-TV and simultaneously completed the sale of WOKR-TV to Ackerly.

CCA DISPOSITION. In April 1999, the Company completed the sale of the non-license assets of KETK-TV and KLSB-TV in Tyler-Longview, Texas to Communications Corporation of America ("CCA") for a sales price of $36 million (the "CCA Disposition"). In addition, CCA has an option to acquire the license assets of KETK-TV for an option purchase price of $2 million.

ST. LOUIS RADIO ACQUISITION. In August 1999, the Company completed the purchase of radio station KXOK-FM in St. Louis, Missouri for a purchase price of $14.1 million in cash. The acquisition was accounted for under the purchase method of accounting whereby the purchase price was allocated to property and acquired intangible broadcasting assets for $0.6 million and $15.2 million, respectively, based on an independent appraisal.

BARNSTABLE DISPOSITION. In August 1999, the Company completed the sale of the radio stations WFOG-FM and WGH-AM/FM serving the Norfolk, Virginia market to Barnstable Broadcasting, Inc. ("Barnstable") (the "Barnstable Disposition"). The stations were sold to Barnstable for a sales price of $23.7 million.

ENTERCOM DISPOSITION. In July 1999, the Company entered into an agreement to sell 46 radio stations in nine markets to Entercom Communications Corporation ("Entercom") for $824.5 million in cash. The transaction does not include the Company's radio stations in the St. Louis market which are subject to the St. Louis Purchase Option noted below in "Pending Dispositions". In December 1999, the Company closed on the sale of 41 radio stations in eight markets for a purchase price of $700.4 million. The Company expects to close on the remaining $124.1 million during 2000 which represents the Kansas City radio stations and WKRF-FM in Wilkes-Barre. The completion of this transaction is subject to FCC and Department of Justice approval.

PENDING ACQUISITIONS AND DISPOSITIONS

ST. LOUIS PURCHASE OPTION. In connection with the 1996 acquisition of River City, we entered into a five year agreement (the Baker Agreement) with Barry Baker, the Chief Executive Officer of River City, pursuant to which Mr. Baker served as a consultant to us. As of February 8, 1999, the conditions to Mr. Baker becoming an officer of Sinclair had not been satisfied, and on that date we entered into an amendment to the Baker Agreement which terminated Mr. Baker's services effective March 8, 1999. Mr.

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 1997, 1998 AND 1999 - (CONTINUED)

Baker had certain rights as a consequence of termination of the Baker Agreement, including Mr. Baker's right to purchase at fair market value our television and radio stations that serve the St. Louis, Missouri market (the St. Louis purchase option).

In June 1999, we received a letter from Mr. Baker stating that he elected to exercise his St. Louis purchase option. In his letter, Mr. Baker names Emmis Communications Corporation (Emmis) as his designee to exercise the St. Louis purchase option. Notwithstanding our belief that Emmis was not an appropriate designee of Mr. Baker, we negotiated in good faith with Emmis regarding the potential sale of the St. Louis properties. Following unsuccessful negotiations, however, on January 18, 2000, we filed suit in the Circuit Court of Baltimore County, Maryland against Mr. Baker and Emmis claiming, alternatively, that Mr. Baker's designation of Emmis was invalid, that the St. Louis purchase option is void for vagueness and/or that Emmis breached a duty that it owed to us by refusing to negotiate the acquisition agreement in good faith. We have requested that the court grant us declaratory relief and/or monetary damages.

On March 17, 2000 Emmis and Mr. Baker filed a joint answer and counterclaim generally denying the allegations made by Sinclair in its lawsuit and claiming that Sinclair has acted in bad faith in failing to fulfill its contractual obligations, has mismanaged the St. Louis properties and has interfered with the contract between Mr. Baker and Emmis in which Mr. Baker agreed to designate Emmis to buy the properties. The counterclaim seeks compensatory and punitive damages, the appointment of a special receiver to manage the St. Louis broadcast properties and a declaratory judgment requiring Sinclair to complete the sale of those properties to Emmis. We believe we have valid defenses to the Emmis counterclaims and intend to vigorously contest the claims, although there can be no assurances regarding the outcome of this litigation.

In light of this ongoing lawsuit, we do not expect the transaction contemplated by the St. Louis purchase option to be consummated. We do intend, however, to sell our remaining six radio stations serving the St. Louis market which were, in part, the subject of the St. Louis purchase option.

GLENCAIRN/WPTT, INC. ACQUISITION. On November 15, 1999, we entered into an agreement to purchase substantially all of the assets of television station WCWB-TV, Channel 22, Pittsburgh, Pennsylvania, with the owner of that television station WPTT, Inc. for a purchase price of $17,808,000. The waiting period under the Hart-Scott-Rodino Antitrust Act of 1976 has expired and closing on this transaction is subject to FCC approval.

On November 15, 1999, we entered into five separate plans and agreements of merger, pursuant to which we would acquire through merger with subsidiaries of Glencairn, Ltd., television broadcast stations WABM-TV, Birmingham, Alabama, KRRT-TV, San Antonio, Texas, WVTV-TV, Milwaukee, Wisconsin, WRDC-TV, Raleigh, North Carolina, and WBSC-TV (formerly WFBC-TV), Andersen, South Carolina. The consideration for these mergers is the issuance to Glencairn shares of class A common voting stock of the Company. The total value of the shares to be issued in consideration for all the mergers is $8.0 million.

MONTECITO ACQUISITION. In February 1998, the Company entered into a Stock Purchase Agreement with Montecito Broadcasting Corporation (Montecito) and its stockholders to acquire all of the issued and outstanding stock of Montecito which owns the FCC License for television broadcast station KFBT-TV. The FCC has granted initial approval to the transaction, which shall become final in April 2000. The Company anticipates acquiring the stock of Montecito in the second quarter of 2000.

MISSION OPTION. Pursuant to our merger with Sullivan Broadcast Holdings, Inc., which was effective July 1, 1998, the Company acquired options to acquire television broadcast station WUXP-TV in Nashville, Tennessee from Mission Broadcasting I, Inc. and television broadcast station WUPN-TV in Greensboro, North Carolina from Mission Broadcasting II, Inc. On November 15, 1999, the Company exercised its option to acquire both of the foregoing stations. This acquisition is subject to approval.

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 1997, 1998 AND 1999 - (CONTINUED)

12.  SECURITIES ISSUANCES AND COMMON STOCK SPLIT:

COMMON STOCK SPLIT

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

1997 OFFERING OF COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST

In March 1997, the Company completed a private placement of $200 million aggregate liquidation value of 11 5/8% High Yield Trust Offered Preferred Securities (the "HYTOPS") of Sinclair Capital, a subsidiary trust of the Company. The HYTOPS were issued March 12, 1997, mature March 15, 2009, and provide for quarterly distributions to be paid in arrears beginning June 15, 1997. The HYTOPS were sold to "qualified institutional buyers" (as defined in Rule 144A under the Securities Act of 1933, as amended) and a limited number of institutional "accredited investors" and the offering was exempt from registration under the Securities Act of 1933, as amended ("the Securities Act"), pursuant to Section 4(2) of the Securities Act and Rule 144A thereunder. The Company utilized $135.0 million of the approximately $192.8 million net proceeds of the private placement to repay outstanding debt and retained the remainder for general corporate purposes.

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 1997, 1998 AND 1999 - (CONTINUED)

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

Amounts payable to the holders of HYTOPS are recorded as "Subsidiary trust minority interest expense" in the accompanying financial statements and were $18.6 million, 23.3 million, and $23.3 million for the years ended December 31, 1997, 1998, and 1999, respectively.

1998 COMMON STOCK OFFERING

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

13.  STOCK-BASED COMPENSATION PLANS:

STOCK OPTION PLANS

DESIGNATED PARTICIPANTS STOCK OPTION PLAN - In connection with the Company's initial public offering in June 1995 (the "IPO"), the Board of Directors of the Company adopted an Incentive Stock Option Plan for Designated Participants (the Designated Participants Stock Option Plan) pursuant to which options for shares of Class A common stock were granted to certain key employees of the Company. The Designated Participants Stock Option Plan provides that the number of shares of Class A Common Stock reserved for issuance under the Designated Participants Stock Option Plan is 136,000. Options granted pursuant to the Designated Participants Stock Option Plan must be exercised within 10 years following the grant date. As of December 31, 1999, all 136,000 available options have been granted.

LONG-TERM INCENTIVE PLAN - In June 1996, the Board of Directors adopted, upon approval of the stockholders by proxy, the 1996 Long-Term Incentive Plan of the Company (the "LTIP"). The purpose of the LTIP is to reward key individuals for making major contributions to the success of the Company and its subsidiaries and to attract and retain the services of qualified and capable employees. Options granted pursuant to the LTIP must be exercised within 10 years following the grant date. A total of 14,000,000 shares of Class A Common Stock are reserved for awards under the plan. As of December 31, 1999, 9,635,670 shares have been granted under the LTIP and 6,449,580 shares are available for future grants.

INCENTIVE STOCK OPTION PLAN - In June 1996, the Board of Directors adopted, upon approval of the stockholders by proxy, an amendment to the Company's Incentive Stock Option Plan. The purpose of the amendment was (i) to increase the number of shares of Class A Common Stock approved for issuance under the plan from 800,000 to 1,000,000, (ii) to lengthen the period after date of grant before options become exercisable from two years to three and (iii) to provide immediate termination and three-year ratable vesting of options in certain circumstances. Options granted pursuant to the ISOP must be exercised within 10 years following the grant date. As of December 31, 1999, 714,200 shares have been granted under the ISOP and 557,500 shares are available for future grants.

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 1997, 1998 AND 1999 - (CONTINUED)

A summary of changes in outstanding stock options is as follows:

                                                          WEIGHTED-                     WEIGHTED-
                                                           AVERAGE                       AVERAGE
                                                           EXERCISE                     EXERCISE
                                           OPTIONS          PRICE       EXERCISABLE       PRICE
                                       ---------------   -----------   -------------   ----------
Outstanding at end of 1996 .........       3,938,070      $  15.58       1,472,436      $  15.06
1997 Activity:
 Granted ...........................         548,900         16.87              --            --
 Exercised .........................         (10,000)        10.50              --            --
 Forfeited .........................        (252,400)        17.85              --            --
                                           ---------      --------       ---------      --------
Outstanding at end of 1997 .........       4,224,570         17.10       2,428,152         14.91
                                           ---------      --------       ---------      --------
1998 Activity:
 Granted ...........................       5,352,500         25.08
 Exercised .........................         (86,666)        12.96
 Forfeited .........................        (820,284)        23.19
                                           ---------      --------
Outstanding at end of 1998 .........       8,670,120         20.76       3,245,120         15.01
                                           ---------      --------       ---------      --------
1999 Activity:
 Granted ...........................         881,300         24.16              --            --
 Exercised .........................        (117,500)        19.77              --            --
 Forfeited .........................      (1,382,500)        22.53              --            --
                                          ----------      --------       ---------      --------
Outstanding at end of 1999 .........       8,051,420      $  20.45       3,640,020      $  15.41
                                          ==========      ========       =========      ========

Additional information regarding stock options outstanding at December 31, 1999, is as follows:

                                   WEIGHTED-AVERAGE     WEIGHTED-AVERAGE                     WEIGHTED-
                                       REMAINING            REMAINING                         AVERAGE
                    EXERCISE        VESTING PERIOD      CONTRACTUAL LIFE                     EXERCISE
OUTSTANDING          PRICE            (IN YEARS)           (IN YEARS)        EXERCISABLE       PRICE
-------------   ---------------   ------------------   ------------------   -------------   ----------
     58,500     $       10.50              --                  5.44              58,500     $  10.50
  3,252,870             15.06             0.09                 6.51           3,157,870        15.06
    456,300       17.81-18.88             0.44                 6.71             382,650        18.78
     33,000             20.94             0.96                 7.97                  --           --
      4,000       22.88-24.18             1.31                 8.32                  --           --
  3,346,250             24.20             5.76                 8.30              41,000        24.20
    357,500       24.25-27.73             2.94                 8.57                  --           --
    543,000       28.08-28.42             3.44                 9.30                  --           --
  ---------     -------------             ----                 ----           ---------     --------
  8,051,420     $       20.45             2.82                 7.54           3,640,020     $  15.41
  =========     =============             ====                 ====           =========     ========

PRO FORMA INFORMATION RELATED TO STOCK-BASED COMPENSATION

As permitted under SFAS 1 3, "Accounting for Stock-Based Compensation," the Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and provides pro forma disclosures of net income and earnings per share as if the fair value-based method prescribed by SFAS 123 had been applied in measuring compensation expense.

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 1997, 1998 AND 1999 - (CONTINUED)

Had compensation cost for the Company's 1997, 1998, and 1999 grants for stock-based compensation plans been determined consistent with SFAS 123, the Company's net income, net income applicable to common share before extraordinary items, and net income per common share for these years would approximate the pro forma amounts below (in thousands except per share data):

                                                     1997                      1998                       1999
                                           ------------------------ -------------------------- ---------------------------
                                               AS                        AS                          AS
                                            REPORTED    PRO FORMA     REPORTED     PRO FORMA      REPORTED     PRO FORMA
                                           ---------- ------------- ------------ ------------- ------------- -------------
Net income (loss) before extraordinary
 item ....................................  $ 4,496     $  (5,871)   $  (5,817)    $ (13,629)    $ 167,784     $ 161,982
                                            =======     =========    =========     =========     =========     =========
Net income (loss) ........................  $10,566     $ (11,941)   $ (16,880)    $ (24,692)    $ 167,784     $ 161,982
                                            =======     =========    =========     =========     =========     =========
Net income (loss) available to common
 shareholders ............................  $13,329     $ (14,704)   $ (27,230)    $ (35,042)    $ 157,434     $ 151,632
                                            =======     =========    =========     =========     =========     =========
Basic net income per share before
 extraordinary items .....................  $ (0.10)    $   (0.12)   $   (0.17)    $   (0.25)    $    1.63     $    1.57
                                            =======     =========    =========     =========     =========     =========
Basic net income per share after
 extraordinary items .....................  $ (0.19)    $   (0.20)   $   (0.29)    $   (0.37)    $    1.63     $    1.57
                                            =======     =========    =========     =========     =========     =========
Diluted net income per share before
 extraordinary items .....................  $ (0.10)    $   (0.12)   $   (0.17)    $   (0.25)    $    1.63     $    1.57
                                            =======     =========    =========     =========     =========     =========
Diluted net income per share after
 extraordinary items .....................  $ (0.19)    $   (0.20)   $   (0.29)    $   (0.37)    $    1.63     $    1.57
                                            =======     =========    =========     =========     =========     =========

The Company has computed for pro forma disclosure purposes the value of all options granted during 1997, 1998, and 1999 using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following weighted average assumptions:

                                               YEARS ENDED DECEMBER 31,
                                    -----------------------------------------------
                                         1997             1998             1999
                                    --------------   --------------   -------------
Risk-free interest rate .........   5.66 - 6.35%     4.54 - 5.68%     4.80 - 5.97%
Expected lives ..................   5 years          6 years          6 years
Expected volatility .............   35%              41%              61%

Adjustments are made for options forfeited prior to vesting.

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 1997, 1998 AND 1999 - (CONTINUED)

14.  EARNINGS PER SHARE:

The Company adopted SFAS 128 "Earnings per Share" which requires the restatement of prior periods and disclosure of basic and diluted earnings per share and related computations.

                                                                                          THE YEARS ENDED
                                                                            --------------------------------------------
                                                                                1997            1998            1999
                                                                            ------------   -------------   -------------
Weighted-average number of common shares ................................       71,902          94,321          96,615
Dilutive effect of outstanding stock options ............................          238           1,083              20
Dilutive effect of conversion of preferred shares .......................        8,016             288              --
                                                                             ---------       ---------       ---------
Weighted-average number of common equivalent shares outstanding .........       80,156          95,692          96,635
                                                                             =========       =========       =========
Net loss from continuing operations .....................................    $  (8,830)      $ (26,201)      $ (42,126)
                                                                             =========       =========       =========
Net income from discontinued operations, including gain on sale of
 broadcast assets related to discontinued operations ....................    $   4,334       $  20,384       $ 209,910
                                                                             =========       =========       =========
Net loss from extraordinary item ........................................    $  (6,070)      $ (11,063)      $      --
                                                                             =========       =========       =========
Net income (loss) .......................................................    $ (10,566)      $ (16,880)      $ 167,784
Preferred stock dividends payable .......................................       (2,763)        (10,350)        (10,350)
                                                                             ---------       ---------       ---------
Net income (loss) available to common shareholders ......................    $ (13,329)      $ (27,230)      $ 157,434
                                                                             =========       =========       =========
BASIC EARNINGS PER SHARE:
Net loss per share from continuing operations ...........................    $   (0.16)      $   (0.39)      $   (0.54)
                                                                             =========       =========       =========
Net income per share from discontinued operations .......................    $    0.06       $    0.22       $    2.17
                                                                             =========       =========       =========
Net loss per share from extraordinary item ..............................    $   (0.08)      $   (0.12)      $      --
                                                                             =========       =========       =========
Net income (loss) per share .............................................    $   (0.19)      $   (0.29)      $    1.63
                                                                             =========       =========       =========
DILUTED EARNINGS PER SHARE:
Net loss per share from continuing operations ...........................    $   (0.16)      $   (0.39)      $   (0.54)
                                                                             =========       =========       =========
Net income per share from discontinued operations .......................    $    0.06       $    0.22       $    2.17
                                                                             =========       =========       =========
Net loss per share form extraordinary item ..............................    $   (0.08)      $   (0.12)      $      --
                                                                             =========       =========       =========
Net income (loss) per share .............................................    $   (0.19)      $   (0.29)      $    1.63
                                                                             =========       =========       =========

15.  SUBSEQUENT EVENT:

2000 STC DISPOSITION. In March 1999, the Company entered into an agreement to sell to STC the television stations WICS/WICD-TV in the Springfield, Illinois market and KGAN-TV in the Cedar Rapids, Iowa market (the "STC Disposition"). In addition, the Company agreed to sell the Non-License Assets and rights to program WICD in the Springfield, Illinois market. The stations were being sold to STC for a sales price of $81.0 million and were acquired by the Company in connection with the Guy Gannett Acquisition. In April 1999, the Justice Department requested additional information in response to STC's filing under the Hart-Scott-Rodino Antitrust Improvements Act. According to the agreement, if the transaction did not close by March 16, 2000 either STC or the Company may terminate the agreement at that time. On March 15, 2000, the Company entered into an agreement to terminate the STC transaction. As a result of its termination, the Company will record a cumulative accounting adjustment during the first quarter of 2000.

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 1997, 1998 AND 1999 - (CONTINUED)

REPURCHASE OF CLASS A COMMON STOCK. In October 1999, the Company's Board of Directors approved a share repurchase program authorizing the repurchase of up to $300 million of the Company's Class A Common Stock. The amount of shares repurchased as well as the timing of such repurchases are subject to market conditions, general business conditions, and financial covenants and incurrence tests outlined in the 1998 Bank Credit Agreement. The amount available for share repurchases could increase or decrease depending on future operating results or net borrowings for other purposes. During 2000 and as of March 24, 2000, the Company repurchased and retired 3,460,066 shares of Class A Common Stock for approximately $32.7 million.

ST. LOUIS PURPOSE OPTION LITIGATION. The Company is currently involved in litigation related to the St. Louis Purchase Option (see Note 11).

                SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                              INDEX TO SCHEDULES

Report of Independent Public Accountants .................................   S-2
Schedule II -- Valuation and Qualifying Accounts .........................   S-3

All schedules except those listed above are omitted as not applicable or not required or the required information is included in the consolidated financial statements or in the notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders of
Sinclair Broadcast Group, Inc.:

     We have audited in accordance with auditing standards generally accepted in the United States, the financial statements of Sinclair Broadcast Group, Inc. and Subsidiaries included in this Form 10-K and have issued our report thereon dated February 3, 2000. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commissions rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                        ARTHUR ANDERSEN, LLP



Baltimore, Maryland,
February 3, 2000 (except for Note 15, as to which
             the date is March 24, 2000)

                                                                     SCHEDULE II


                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998, AND 1999
                                 (IN THOUSANDS)

                                              BALANCE AT     CHARGED TO       CHARGED TO                       BALANCE
                                               BEGINNING      COSTS AND          OTHER                         AT END
                DESCRIPTION                    OF PERIOD      EXPENSES         ACCOUNTS        DEDUCTIONS     OF PERIOD
------------------------------------------   ------------   ------------   ----------------   ------------   ----------
1997
 Allowance for doubtful accounts .........      $2,472         $2,655         $     --           $2,207        $2,920

1998
 Allowance for doubtful accounts .........       2,920          3,234            1,279 (1)        2,264         5,169

1999
 Allowance for doubtful accounts .........       5,169          2,560              458            3,171         5,016

----------
(1) Amount represents allowance for doubtful account balances related to the acquisition of certain television stations during 1998.