Form 10-Q
period 2000-03-31
SINCLAIR BROADCAST GROUP INC
filed 2000-05-11
CIK 912752

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             (Mark One)       QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d)
                      [X]     OF THE SECURITIES EXCHANGE ACT OF 1934
                              For the quarterly period ended March 31, 2000

                                       OR

                      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                              For the transition period from  ______ to _______.

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

                                Yes [X]     No[ ]

As of May 8, 2000, there were 45,246,675 shares of Class A Common Stock, $.01 par value; 47,400,768 shares of Class B Common Stock, $.01 par value; and 3,450,000 shares of Series D Preferred Stock, $.01 par value, convertible into 7,561,644 shares of Class A Common Stock of the Registrant issued and outstanding.

In addition, 2,000,000 shares of $200 million aggregate liquidation value 11 5/8% High Yield Trust Offered Preferred Securities of Sinclair Capital, a subsidiary trust of Sinclair Broadcast Group, Inc., are issued and outstanding.

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES

                                    Form 10-Q
                      For the Quarter Ended March 31, 2000

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements
                                                                                                        PAGE

       Consolidated Balance Sheets as of December 31, 1999 and
                  March 31, 2000...........................................................                3

       Consolidated Statements of Operations for the Three Months
                  Ended March 31, 1999 and 2000............................................                4

       Consolidated Statement of Stockholders' Equity for the Three Months
                  Ended March 31, 2000.....................................................                5

      Consolidated Statements of Cash Flows for the Three Months
                  Ended March 31, 1999 and 2000...........................................                 6

       Notes to Unaudited Consolidated Financial Statements................................                7

Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations.............................................                11

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K .................................................                17

    Signature..............................................................................                18

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                            DECEMBER 31,          MARCH 31,
                                         ASSETS                                                 1999                2000
                                                                                           ---------------      --------------
CURRENT ASSETS:
    Cash......................                                                              $      16,408        $      8,565
    Accounts receivable, net of allowance for doubtful accounts.....................              210,343             156,437
    Current portion of program contract costs.......................................               74,138              57,312
    Prepaid expenses and other current assets.......................................                7,418               5,961
    Deferred barter costs...........................................................                1,823               4,208
    Broadcast assets related to discontinued operations, net of liabilities radio
      KC & St. Louis................................................................              172,983             168,207
    Broadcast assets held for sale, current.........................................               77,962                  --
    Deferred tax asset..............................................................                5,215              24,780
                                                                                            -------------        ------------
           Total current assets.....................................................              566,290             425,470
PROGRAM CONTRACT COSTS, less current portion........................................               53,002              44,621
LOANS TO OFFICERS AND AFFILIATES....................................................                8,772               9,385
PROPERTY AND EQUIPMENT, net.........................................................              251,783             268,171
BROADCAST ASSETS HELD FOR SALE, less current portion KDNL & licensee................              144,316             144,289
OTHER ASSETS........................................................................              108,383             111,390
ACQUIRED INTANGIBLE BROADCASTING ASSETS, net........................................            2,486,964           2,528,141
                                                                                            -------------        ------------
    Total Assets......................................................................       $  3,619,510        $  3,531,467
                                                                                             ============        ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable................................................................         $      7,600        $      7,203
    Accrued liabilities.............................................................               67,078              61,290
    Income taxes payable............................................................              116,821              21,787
    Notes payable and commercial bank financing.....................................               75,008              81,258
    Notes and capital leases payable to affiliates..................................                5,890               5,405
    Current portion of program contracts payable....................................              111,992             101,651
    Deferred barter revenues........................................................                3,244               5,744
                                                                                            -------------        ------------
        Total current liabilities...................................................              387,633             284,338
LONG-TERM LIABILITIES:
    Notes payable and commercial bank financing.....................................            1,677,299           1,734,324
    Notes and capital leases payable to affiliates..................................               34,142              32,977
    Program contracts payable, less current portion.................................               87,220              76,675
    Deferred tax liability..........................................................              233,927             234,458
    Other long-term liabilities.....................................................               20,444              27,300
                                                                                            -------------        ------------
      Total liabilities.............................................................            2,440,665           2,390,072
                                                                                            -------------        ------------
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES......................................                3,928               3,899
                                                                                            -------------        ------------
COMPANY OBLIGATED MANDATORILY REDEEMABLE SECURITIES OF SUBSIDIARY
    TRUST HOLDING SOLELY KDSM SENIOR DEBENTURES.....................................              200,000             200,000
                                                                                            -------------        ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
    Series D Preferred Stock, $0.01 par value, 3,450,000 shares authorized, issued
       and outstanding..............................................................                   35                  35
    Class A Common Stock, $0.01 par value, 500,000,000 shares authorized
       and 49,142,513, 42,713,360 shares issued and outstanding, respectively.......                  491                 457
    Class B Common Stock, $0.01 par value, 70,000,000 shares authorized
       and 47,608,347 and 47,570,886 shares issued and outstanding, respectively....                  476                 476
    Additional paid-in capital......................................................              764,091             735,584
    Additional paid-in capital - equity put options.................................              116,370             111,666
    Additional paid-in capital - deferred compensation..............................               (4,489)             (4,257)
    Accumulated deficit.............................................................               97,943              93,535
                                                                                            -------------        ------------
           Total stockholders' equity...............................................              974,917             937,496
                                                                                            -------------        ------------
           Total Liabilities and Stockholders' Equity...............................        $   3,619,510        $  3,531,467
                                                                                            =============        ============

              The accompanying notes are an integral part of these
                       unaudited consolidated statements.

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                            THREE MONTHS ENDED
                                                                                                                 MARCH 31,
                                                                                                            1999          2000
                                                                                                       ---------------------------
           REVENUES:
               Station broadcast revenues, net of agency commissions.......................            $   148,094     $   160,802
               Revenues realized from station barter arrangements..........................                 14,264          15,046
                                                                                                       -----------     -----------
                  Total revenues...........................................................                162,358         175,848
                                                                                                       -----------     -----------
           OPERATING EXPENSES:
               Program and production......................................................                 32,976          38,065
               Selling, general and administrative.........................................                 32,419          39,920
               Expenses realized from station barter arrangements..........................                 13,105          13,438
               Amortization of program contract costs and net
                  realizable value adjustments.............................................                 21,491          25,077
               Stock-based compensation....................................................                    826             676
               Depreciation of property and equipment......................................                  7,973           8,511
               Amortization of acquired intangible broadcasting assets,
                  non-compete and consulting agreements and other assets...................                 26,651          26,939
               Cumulative adjustment for change in assets held for sale....................                     --             619
                                                                                                       -----------     -----------
                      Total operating expenses.............................................                135,441         153,245
                                                                                                       ------------    -----------
                      Broadcast operating income...........................................                 26,917          22,603
                                                                                                       -----------     -----------

           OTHER INCOME (EXPENSE):
               Interest and amortization of debt discount expense..........................                (43,190)        (36,872)
               Subsidiary trust minority interest expense..................................                 (5,813)         (5,813)
               Interest income.............................................................                    809             580
               Unrealized gain on derivative instrument....................................                  7,100             699
               Loss from equity investments................................................                     --            (535)
               Other income (expense)......................................................                    148            (192)
                                                                                                       -----------     ------------
                      Loss before income tax benefit.......................................                (14,029)        (19,530)
               INCOME TAX BENEFIT..........................................................                 10,967          16,907
                                                                                                       -----------     -----------
               Net loss from continuing operations.........................................                 (3,062)         (2,623)
               Net income from discontinued operations, net of taxes.......................                  1,447             803
                                                                                                       -----------     -----------
           NET LOSS........................................................................            $    (1,615)    $    (1,820)
                                                                                                       ============    ============
           NET LOSS AVAILABLE TO COMMON STOCKHOLDERS.......................................            $    (4,203)    $    (4,408)
                                                                                                       ============    ============

           BASIC EARNINGS PER SHARE:
               Loss per common share from continuing operations............................            $     (0.06)    $     (0.05)
                                                                                                       ============    ============
               Income per share from discontinued operations...............................            $      0.01     $      0.01
                                                                                                       ===========     ===========
               Loss per common share.......................................................            $     (0.04)    $     (0.05)
                                                                                                       ============    ============
               Weighted average common shares outstanding..................................                 96,582          95,237
                                                                                                       ===========     ===========

           DILUTED EARNINGS PER SHARE:
               Loss per common share from continuing operations............................            $     (0.06)    $     (0.05)
                                                                                                       ============    ============
               Income per share from discontinued operations...............................            $      0.01     $      0.01
                                                                                                       ===========     ===========
               Loss per common share.......................................................            $     (0.04)    $     (0.05)
                                                                                                       ============    ============
               Weighted average common and common equivalent shares outstanding............                 97,003          95,237
                                                                                                       ===========     ===========

              The accompanying notes are an integral part of these
                       unaudited consolidated statements.

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                 (IN THOUSANDS)



                                               SERIES D       CLASS A      CLASS B     ADDITIONAL
                                               PREFERRED       COMMON       COMMON       PAID-IN
                                                 STOCK         STOCK        STOCK        CAPITAL
--------------------------------------------- -------------- ------------ ------------ -------------
BALANCE, December 31, 1999..............      $      35     $      491    $      476   $   764,091
    Repurchase and retirement of 3,670,066
        shares of Class A Common Stock..             --           (37)           --        (35,023)
    Dividends payable on Series D
        Preferred Stock.................             --            --            --             --
    Stock option grants.................             --            --            --             60
    Class A Common Stock issued
        pursant to employee benefit plans            --             3            --          1,752
    Equity put options..................             --            --            --          4,704
    Amortization of deferred
        compensation....................             --            --            --             --
    Net loss............................             --            --            --             --
                                              ----------    ----------    ---------    ------------
BALANCE, March 31, 2000.................      $      35     $     457     $     476    $   735,584
                                              =========     =========     =========    ===========

                                              ADDITIONAL      ADDITIONAL
                                                PAID-IN         PAID-IN
                                               CAPITAL -       CAPITAL -                           TOTAL
                                              EQUITY PUT       DEFERRED       ACCUMULATED      STOCKHOLDERS'
                                                OPTIONS      COMPENSATION       DEFICIT           EQUITY
--------------------------------------------- -------------- --------------- --------------- ----------------
BALANCE, December 31, 1999..............        $  116,370      $   (4,489)     $   97,943       $   974,917
    Repurchase and retirement of 3,670,066
        shares of Class A Common Stock..                --              --              --           (35,060)
    Dividends payable on Series D
        Preferred Stock.................                --              --          (2,588)           (2,588)
    Stock option grants.................                --             (60)             --                --
    Class A Common Stock issued
        pursant to employee benefit plans               --               --              --            1,755
    Equity put options..................            (4,704)             --              --               --
    Amortization of deferred
        compensation....................                --             292              --               292
    Net loss............................                --              --          (1,820)           (1,820)
                                               -----------      -----------     ----------       ------------
BALANCE, March 31, 2000.................       $   111,666      $    (4,257)    $   93,535       $   937,496
                                               ===========      ===========     ==========       ============

              The accompanying notes are an integral part of these
                       unaudited consolidated statements.

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                   THREE MONTHS ENDED
                                                                                                       MARCH 31,
                                                                                                  1999             2000
                                                                                            ---------------- --------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
    Net loss........................................................................        $      (1,615)   $      (1,820)
    Adjustments to reconcile net loss to net cash flows from (used in) operating activities-
        Amortization of debt discount...............................................                   25               25
        Depreciation of property and equipment......................................                9,030            9,998
        Gain on derivative instrument...............................................               (7,100)            (699)
        Amortization of acquired intangible broadcasting assets,
           non-compete and consulting agreements and other assets...................               31,036           30,178
        Amortization of program contract costs and net realizable value adjustments.               21,491           25,375
        Stock-based compensation....................................................                  486              292
        Cumulative adjustment for change in assets held for sale....................                   --           (1,237)
        Deferred tax benefit related to operations..................................              (12,700)         (19,034)
        Loss from equity investments................................................                   --              535
        Net effect of change in deferred barter revenues
           and deferred barter costs................................................                1,780              115
        Increase (decrease) in minority interest....................................                   13              (29)
    Changes in assets and liabilities, net of effects of acquisitions and dispositions-
        Decrease in accounts receivable, net........................................               41,455           53,060
        (Increase) decrease in prepaid expenses and other current assets............               (1,198)           1,457
        Decrease in accounts payable and accrued liabilities........................              (15,624)          (7,077)
        Decrease in other long-term liabilities.....................................                 (562)            (661)
        Income tax payments related to the sale of broadcasting assets..............                   --          (87,035)
        Payments on program contracts payable.......................................              (20,727)         (24,675)
                                                                                            --------------   -------------
           Net cash flows from (used in) operating activities.......................                45,790         (21,232)
                                                                                            --------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of property and equipment...........................................               (4,103)          (6,378)
    Payments relating to the acquisition of television and radio stations...........               (6,724)            (972)
    Distributions from equity investments...........................................                  315              333
    Equity investments..............................................................               (9,148)          (3,917)
    Proceeds from sale of broadcasting assets.......................................                   --              984
    Loans to officers and affiliates................................................                 (198)            (813)
    Repayments of loans to officers and affiliates..................................                  629              200
                                                                                            --------------   -------------
           Net cash flows used in investing activities..............................              (19,229)         (10,563)
                                                                                            -------------    ------------
CASH FLOWS (USED IN) FROM FINANCING ACTIVITIES:
    Proceeds from commercial bank financing.........................................               49,500           82,000
    Repayments of notes payable, commercial bank financing and capital leases.......              (69,500)         (18,750)
    Repurchases of Class A Common Stock.............................................                   --          (35,060)
    Dividends paid on Series D Convertible Preferred Stock..........................               (2,588)          (2,588)
    Repayments of notes and capital leases to affiliates............................               (1,328)          (1,650)
                                                                                            --------------   -------------
           Net cash flows (used in) from financing activities.......................              (23,916)          23,952
                                                                                            --------------   -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS................................                2,645           (7,843)
CASH AND CASH EQUIVALENTS, beginning of period......................................                3,268           16,408
                                                                                            --------------   -------------
CASH AND CASH EQUIVALENTS, end of period............................................        $       5,913    $       8,565
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

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Sinclair Broadcast Group, Inc., Sinclair Communications, Inc. and all other consolidated subsidiaries, which are collectively referred to hereafter as "the Company, Companies, Sinclair, or SBG." The Company owns and operates television and radio stations throughout the United States. Additionally, included in the accompanying consolidated financial statements are the results of operations of certain television stations programmed pursuant to local marketing agreements
(LMAs).

INTERIM FINANCIAL STATEMENTS

The consolidated financial statements for the three months ended March 31, 1999 and 2000 are unaudited, but in the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations, and cash flows for these periods.

As permitted under the applicable rules and regulations of the Securities and Exchange Commission, these financial statements do not include all disclosures normally included with audited consolidated financial statements, and, accordingly, should be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 1998 and 1999 and for the years then ended. The results of operations presented in the accompanying financial statements are not necessarily representative of operations for an entire year.

DISCONTINUED OPERATIONS

In July 1999, the Company entered into an agreement to sell 46 of its radio stations in nine markets to Entercom Communications Corporation (Entercom) for $824.5 million in cash. In December 1999, the Company completed the sale of 41 of its radio stations in eight markets to Entercom for $700.4 million in cash recognizing a gain net of tax of $192.4 million. The sale of the remaining five stations is expected to close in 2000 for a purchase price of $124.1 million. In addition, the Company intends to sell its remaining radio stations serving the St. Louis market.

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

Discontinued operations have not been segregated in the Consolidated Statements of Cash Flows and, therefore, amounts for certain captions will not agree with the accompanying consolidated statements of operations.

BROADCAST ASSETS HELD FOR SALE

In  March  1999,  the  Company  entered  into an  agreement  to sell to  Sunrise
Television Corporation (STC) the television stations WICS/WICD-TV in the Springfield, Illinois market and KGAN-TV in the Cedar Rapids, Iowa market (the STC Disposition). In April 1999, the Justice Department requested additional information in response to STC's filing under the Hart-Scott-Rodino Antitrust Improvements Act. Pursuant to the agreement, if the transaction did not close by March 16, 2000 either STC or the Company had the option to terminate the agreement at that time. On March 15, 2000, the Company entered into an agreement to terminate the STC transaction. As a result of its termination, the Company recorded a cumulative accounting adjustment during the first quarter of 2000.

As of March 31, 2000, broadcast assets held for sale were comprised of KDNL-TV in the St. Louis market in connection with the pending St. Louis Purchase Option (see note 5).

RECLASSIFICATIONS

Certain   reclassifications  have  been  made  to  the  prior  years'  financial statements to conform with the current year presentation.

2.   CONTINGENCIES:

Lawsuits and claims are filed against the Company from time to time in the ordinary course of business. These actions are in various preliminary stages, and no judgments or decisions have been rendered by hearing boards or courts. Management, after reviewing developments to date with legal counsel, is of the opinion that the outcome of such matters will not have a material adverse effect on the Company's financial position, results of operations or cash flows. The Company is currently involved in litigation related to the St. Louis Purchase Option (see note 5).

3.   SUPPLEMENTAL CASH FLOW INFORMATION (IN THOUSANDS):

During the three months ended March 31, 1999 and 2000, the Company made certain cash payments of the following:

                                                                                          THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                     -----------------------------
                                                                                          1999               2000
                                                                                          ----               ----
    Interest payments........................................................        $    46,843       $   35,867
                                                                                     ===========       ==========
    Subsidiary trust minority interest payments..............................        $     5,813       $    5,813
                                                                                     ===========       ==========
    Income tax payments.                                                             $     2,884       $   88,271
                                                                                     ===========       ==========
    Income tax refunds received..............................................        $       785       $      901
                                                                                     ===========       ==========

4.   EARNINGS PER SHARE:

The Company adopted SFAS 128 "Earnings per Share" which requires the disclosure of basic and diluted earnings per share and related computations as follows:

                                                                                        THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                        ------------------------
                                                                                         1999           2000
                                                                                         ----           ----
Weighted-average number of common shares......................................           96,582         95,237
Diluted effect of outstanding stock options ..................................              136             --
Diluted effect of conversion of preferred shares..............................              285             --
                                                                                    -----------    -----------
Weighted-average number of common and common
    equivalent shares outstanding.............................................           97,003         95,237
                                                                                    ===========    ===========

Net loss from continuing operations...........................................      $    (3,062)   $    (2,623)
                                                                                    ============   ============
Net income from discontinued operations.......................................      $     1,447    $       803
                                                                                    ===========    ===========
Net loss......................................................................      $    (1,615)   $    (1,820)
Preferred stock dividends payable.............................................           (2,588)        (2,588)
                                                                                    ------------   ------------
Net loss available to common stockholders.....................................      $    (4,203)   $    (4,408)
                                                                                    ============   ============
BASIC EARNINGS PER SHARE:
       Net loss per common share from continuing operations...................      $     (0.06)   $     (0.05)
                                                                                    ============   ============
       Net income per share from discontinued operations......................      $      0.01    $      0.01
                                                                                    ===========    ===========
       Net loss per common share..............................................      $     (0.04)   $     (0.05)
                                                                                    ============   ============
DILUTED EARNINGS PER SHARE:
       Net loss per common share from continuing operations...................      $     (0.06)   $     (0.05)
                                                                                    ============   ============
       Net income per share from discontinued operations......................      $      0.01    $      0.01
                                                                                    ===========    ===========
       Net loss per common share..............................................      $     (0.04)   $     (0.05)
                                                                                    ============   ============

5.   PENDING ACQUISITIONS AND DISPOSITIONS:

St. Louis Purchase Option. In connection with the 1996 acquisition of River City, the Company entered into a five year agreement (the Baker Agreement) with Barry Baker, the Chief Executive Officer of River City Broadcasting, L.P., pursuant to which Mr. Baker served as a consultant to the Company. As of February 8, 1999, the conditions to Mr. Baker becoming an officer of Sinclair had not been satisfied, and on that date the Company entered into an amendment to the Baker Agreement which terminated Mr. Baker's services effective March 8, 1999. Mr. Baker had certain rights as a consequence of termination of the Baker Agreement, including, according to Mr. Baker, a right to negotiate for the purchase, at fair market value, of the Company's television and radio stations that serve the St. Louis, Missouri market (the St. Louis Purchase Option).

In June 1999, the Company received a letter from Mr. Baker stating that he elected to exercise his St. Louis Purchase Option. In his letter, Mr. Baker named Emmis Communications Corporation (Emmis) as his designee under the St. Louis Purchase Option. Notwithstanding the Company's belief that Emmis was not an appropriate designee of Mr. Baker, the Company negotiated in good faith with Emmis regarding a potential sale of the St. Louis properties. Following unsuccessful negotiations, the Company filed suit on January 18, 2000 in the Circuit Court of Baltimore County, Maryland against Mr. Baker and Emmis claiming, alternatively, that Mr. Baker's designation of Emmis was invalid, that the St. Louis Purchase Option is void for vagueness, and/or that Emmis breached a duty that it owed to the Company by refusing to negotiate an acquisition in good faith. The Company has requested that the court grant declaratory relief and/or monetary damages.

On March 17, 2000, Emmis and Mr. Baker filed a joint answer and counterclaim generally denying the allegations made by Sinclair in its lawsuit and claiming that Sinclair has acted in bad faith in failing to fulfill its contractual obligations, has mismanaged the St. Louis properties and has interfered with the contract between Mr. Baker and Emmis in which Mr. Baker agreed to designate Emmis to buy the properties. The counterclaim seeks compensatory and punitive damages, the appointment of a special receiver to manage the St. Louis broadcast properties and a declaratory judgment requiring Sinclair to complete the sale of those properties to Emmis. The Company believes it has valid defenses to the Emmis counterclaims and intends to vigorously contest the claims, although there can be no assurances regarding the outcome of this litigation.

In light of this ongoing lawsuit, the Company does not expect the transaction contemplated by the St. Louis Purchase Option to be consummated. The Company does intend, however, to sell its remaining six radio stations serving the St. Louis market which were, in part, the subject of the St. Louis Purchase Option.

6.  INTEREST RATE DERIVATIVE AGREEMENTS:

The Company estimates the approximate fair value to retire its interest rate derivative instruments at March 31, 2000 to be $6.7 million. The approximate fair value of the interest rate hedging derivative instruments is estimated by obtaining quotations from the financial institutions which are a party to the Company's derivative contracts (the Banks). The fair value is an estimate of the net amount that the Company would pay at March 31, 2000 if the contracts were transferred to other parties or canceled by the Banks. Based on the Company's currently hedged position at March 31, 2000, $1.8 billion or 96% of the Company's outstanding indebtedness is hedged.

7.  TREASURY OPTION DERIVATIVE INSTRUMENT:

In August 1998, the Company entered into a treasury option derivative contract (the Option Derivative). The Option Derivative contract provides for 1) an option exercise date of September 30, 2000, 2) a notional amount of $300 million and 3) a five-year treasury strike rate of 6.14%. If the interest rate yield on five year treasury securities is less than the strike rate on the option exercise date, the Company would be obligated to pay five consecutive annual payments in an amount equal to the strike rate less the five year treasury rate multiplied by the notional amount beginning September 30, 2001 through September 30, 2006. If the interest rate yield on five year treasury securities is greater than the strike rate on the option exercise date, the Company would not be obligated to make any payments.

Upon the execution of the Option Derivative contract in 1998, the Company received a cash payment representing an option premium of $9.5 million which was recorded in "Other long-term liabilities" in the accompanying balance sheets. The Company is required to periodically adjust its liability to the present value of the future payments of the settlement amounts based on the forward five year treasury rate at the end of an accounting period. As of March 31, 2000, the Company's option derivative liability recorded in "other long-term liabilities" in the accompanying consolidated balance sheet is $2.0 million. The fair market value adjustment for the three months ended March 31, 2000 resulted in an unrealized gain of $0.7 million. If the yield on five year treasuries at September 30, 2000 were to equal the forward five-year treasury rate on March 31, 2000 (6.37%), Sinclair would not be obligated to make any payments.

8.  SUBSEQUENT EVENT:

Montecito Acquisition. In February 1998, the Company entered into a Stock Purchase Agreement with Montecito Broadcasting Corporation (Montecito) and its stockholders to acquire all of the outstanding stock of Montecito which owns the FCC License for television broadcast station KFBT-TV. The FCC granted approval of the transaction and the Company completed the purchase of the outstanding stock of Montecito on April 18, 2000 for a purchase price of $33.0 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following information should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this Quarterly Report and the audited financial statements and Management's Discussion and Analysis contained in the Company's Form 10-K for the fiscal year ended December 31, 1999.

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

Other matters set forth in this report, including the risk factors set forth in our Form 10-K filed with the Securities and Exchange Commission on March 30, 2000, may also cause actual results in the future to differ materially from those described in the forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.

The following table sets forth certain operating data for comparison of the three months ended March 31, 1999 and 2000:

OPERATING DATA (dollars in thousands):

                                                                                       THREE MONTHS
                                                                                      ENDED MARCH 31,
                                                                                1999             2000
                                                                                ----             ----
Net broadcast revenues (a)..............................................     $148,094          $160,802
Barter revenues.........................................................       14,264            15,046
                                                                             --------          --------
Total revenues..........................................................      162,358           175,848
                                                                             --------          --------

Operating costs (b).....................................................       65,395            77,985
Expenses from barter arrangements.......................................       13,105            13,438
Depreciation, amortization and stock-based compensation(c)..............       56,941            61,203
Cumulative adjustment for change in assets held for sale................           --               619
                                                                             --------          --------
Broadcast operating income..............................................       26,917            22,603
Interest expense........................................................      (43,190)          (36,872)
Subsidiary trust minority interest expense (d)..........................       (5,813)           (5,813)
Interest and other income...............................................          957               388
Loss from equity investments............................................           --              (535)
Unrealized gain on derivative instrument................................        7,100               699
                                                                             --------          --------
Loss before income tax benefit..........................................      (14,029)          (19,530)
Income tax benefit......................................................       10,967            16,907
                                                                             --------          --------
Net loss from continuing operations.....................................       (3,062)           (2,623)
Net income from discontinued operations, net of taxes...................        1,447               803
                                                                             --------          --------
Net loss................................................................     $ (1,615)         $ (1,820)
                                                                             ========          ========
Net loss available to common stockholders...............................     $ (4,203)         $ (4,408)
                                                                             ========          ========

OTHER DATA:
       Broadcast Cash Flow (e)..........................................     $ 67,351          $ 65,594
       Broadcast Cash Flow Margin (f)...................................         45.5%             40.8%
       Adjusted EBITDA (g)..............................................     $ 63,131          $ 59,750
       Adjusted EBITDA margin (f).......................................         42.6%             37.2%
       After tax cash flow (h)..........................................     $ 16,999          $ 15,061
       Program contract payments........................................       20,727            24,675
       Corporate expenses...............................................        4,220             5,844
       Capital expenditures.............................................        4,103             6,378
       Cash flows from (used in) operating activities...................       45,790           (21,232)
       Cash flows used in investing activities..........................      (19,229)          (10,563)
       Cash flows (used in) from financing activities...................      (23,916)           23,952

---------

a) "Net broadcast revenue" is defined as broadcast revenue net of agency commissions.

b) "Operating costs" include program and production expenses and selling, general and administrative expenses.

c) Depreciation, amortization and stock-based compensation includes amortization of program contract costs and net realizable value adjustments, depreciation of property and equipment, stock-based compensation, and amortization of acquired intangible broadcasting assets and other assets including amortization of deferred financing costs.

d) "Subsidiary trust minority interest expense" represents distributions on the HYTOPS.

e) "Broadcast cash flow" (BCF) is defined as broadcast operating income plus corporate overhead expense, depreciation and amortization (including film amortization and amortization of deferred compensation), stock-based compensation, cumulative adjustment for change in assets held for sale and minus cash payments for program rights. Cash program payments represent cash payments made for current programs payable and do not necessarily correspond to program usage. We have presented BCF data, which we believe is comparable to the data provided by other companies in the industry, because such data are commonly used as a measure of performance for broadcast companies. However, BCF does not purport to represent cash provided by operating activities as reflected in our consolidated statements of cash flows, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. Management believes the presentation of BCF is relevant and useful because 1) BCF is a measurement utilized by lenders to measure our ability to service our debt, 2) BCF is a measurement utilized by industry analysts to determine a private market value of our television and radio stations and 3) BCF is a measurement industry analysts utilize when determining the operating performance.

f) "Broadcast cash flow margin" is defined as broadcast cash flow divided by net broadcast revenues. "Adjusted EBITDA margin" is defined as Adjusted EBITDA divided by net broadcast revenues.

g) "Adjusted EBITDA" is defined as broadcast cash flow less corporate expenses and is a commonly used measure of performance for broadcast companies. Adjusted EBITDA does not purport to represent cash provided by operating activities as reflected in our consolidated statements of cash flows, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. Management believes the presentation of Adjusted EBITDA is relevant and useful because 1) Adjusted EBITDA is a measurement utilized by lenders to measure our ability to service our debt, 2) Adjusted EBITDA is a measurement utilized by industry analysts to determine a private market value of our television and radio stations and 3) Adjusted EBITDA is a measurement industry analysts utilize when determining our operating performance.

h) "After tax cash flow" is defined as net income (loss) available to common shareholders plus depreciation and amortization (excluding film amortization), stock-based compensation, the loss from equity investments, the cumulative adjustment for change in assets held for sale, and the deferred tax provision (or minus the deferred tax benefit) and minus the unrealized gain on derivative instrument. After tax cash flow is presented here not as a measure of operating results and does not purport to represent cash provided by operating activities. After tax cash flow should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. Management believes the presentation of after tax cash flow
     (ATCF) is relevant and useful because 1) ATCF is a measurement utilized by lenders to measure our ability to service our debt, 2) ATCF is a measurement utilized by industry analysts to determine a private market value of our television and radio stations and 3) ATCF is a measurement analysts utilize when determining our operating performance.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 AND 1999

Net broadcast revenues increased to $160.8 million for the three months ended March 31, 2000 from $148.1 million for the three months ended March 31, 1999, or 8.6%. The increase in net broadcast revenues for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999 comprised of $5.0 million related to the acquisition of television stations consummated by us in 1999 (collectively the 1999 Acquisitions) and $7.7 million related to an increase in revenue on a same station basis, or a 5.3% increase over the prior year's first quarter.

Total operating costs increased to $78.0 million for the three months ended March 31, 2000 from $65.4 million for the three months ended March 31, 1999, or 19.3%. The increase in operating costs for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999 was comprised of $4.0 million related to the 1999 Acquisitions, $1.6 million related to an increase in corporate overhead expenses, and $7.0 million related to an increase in operating costs on a same station basis, or a 12.0% increase. Corporate overhead expenses increased for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999 due to an increase in costs to manage a larger base of operations combined with costs related to our internet business development and digital television technology investments which were not incurred during the same period in 1999. The increase in operating costs on a same station basis primarily resulted from costs incurred during the three months ended March 31, 2000 related to our agreements with the Fox and WB networks which were not incurred in the same periods in 1999. Our payments to the Fox network related to the purchase of additional prime time inventory and our payments to the WB network related to our agreement with the network which requires us to make compensation payments as ratings increase. We expect to incur these costs in future periods. In addition, we experienced an increase in commissions due to an increase in the number of local account executives during the quarter. The increased number of account executives is part of our strategy to increase the percentage of our revenues derived from local advertising and we expect this to increase further in future periods as we add additional account executives.

Depreciation and amortization increased $4.3 million to $61.2 million for the three months ended March 31, 2000 from $56.9 million for the three months March 31, 1999. The increase in depreciation and amortization was related to fixed asset, intangible asset and program contract additions associated with businesses acquired during 1999.

Broadcast operating income decreased $4.3 million to $22.6 million for the three months ended March 31, 2000, from $26.9 million for the three months ended March 31, 1999, or 16.0%. The net decrease in broadcast operating income for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999 was primarily attributable to an increase in operating costs and depreciation and amortization offset by an increase in net broadcast revenues as noted above.

Interest expense decreased to $36.9 million for the three months ended March 31, 2000 from $43.2 million for the three months ended March 31, 1999, or 14.6%. The decrease in interest expense resulted from the reduction of our indebtedness using the proceeds received from the disposition of our radio broadcast assets in December 1999.

Income tax benefit increased to $16.9 million for the three months ended March 31, 2000 from $11.0 million for the three months ended March 31, 1999. The increase in income tax benefit for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999 primarily related to the increase in pre-tax loss for the three months ended March 31, 2000. The Company's effective tax rate increased to 86.6% for the three months ended March 31, 2000 from 78.2% for the three months ended March 31, 1999. The Company's increase in its effective tax rate during the period primarily resulted from an increase in permanent differences between taxable income and book income projected for 2000, as compared to 1999.

Net income from discontinued operations, net of taxes decreased to $0.8 million for the three months ended March 31, 2000 from $1.4 million for the three months ended March 31, 1999. The decrease in net income from discontinued operations, net of taxes for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999 primarily resulted from the disposition of the majority of our radio broadcast assets in December 1999.

Net loss for the three months ended March 31, 2000 was $1.8 million or $0.05 per share compared to net loss of $1.6 million or $0.04 per share for the three months ended March 31, 1999. Net loss increased for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999 due to an increase in operating expenses, depreciation, amortization, a decrease in the unrealized gain on the treasury option derivative and a decrease in net income from discontinued operations, offset by an increase in total revenues, a reduction of interest expense, and an increase in the income tax benefit.

The net deferred tax liability decreased to $209.7 million as of March 31, 2000 from $228.7 million at December 31, 1999. Accordingly, the increase in our current net deferred tax asset as of March 31, 2000 as compared to December 31, 1999 primarily resulted from the anticipation that the pre-tax loss and related current deferred tax asset recorded for the first quarter of 2000 will be used to offset future taxable income during the current year.

Broadcast cash flow decreased to $65.6 million for the three months ended March 31, 2000 from $67.4 million for the three months ended March 31, 1999, or 2.7%. The decrease in broadcast cash flow for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999 primarily resulted from the increase in program contract payments related to our investment to upgrade our television programming. Our investment in television programming caused our Broadcast Cash Flow Margin to decrease to 40.8% for the three months ended March 31, 2000 from 45.5% for the three months ended March 31, 1999.

Adjusted EBITDA decreased to $59.8 million for the three months ended March 31, 2000 from $63.1 million for the three months ended March 31, 1999, or 5.2%. The decrease in Adjusted EBITDA for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999 primarily resulted from the increase in program contract payments combined with an increase in corporate overhead expenses. For reasons noted above, our Adjusted EBITDA Margin decreased to 37.2% for the three months ended March 31, 2000 from 42.6% for the three months ended March 31, 1999.

After Tax Cash Flow decreased to $15.1 million for the three months ended March 31, 2000 from $17.0 million for the three months ended March 31, 1999, or 11.2%. The decrease in After Tax Cash Flow for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999 primarily resulted from an increase in amortization of program contract costs related to our investment to upgrade our television programming and a decrease in earnings from discontinued operations resulting from the disposition of 41 radio stations in December 1999, offset by a decrease in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash provided by operations and availability under the 1998 Bank Credit Agreement. As of March 31, 2000, we had $8.6 million in cash balances and working capital of approximately $141.1 million. As of March 31, 2000, the remaining balance available under the Revolving Credit Facility was $615.0 million. Based on pro forma trailing cash flow levels for the twelve months ended March 31, 2000, the Company had approximately $187.2 million available of current borrowing capacity under the Revolving Credit Facility. The 1998 Bank Credit Agreement also provides for an incremental term loan commitment in the amount of up to $400 million which can be utilized upon approval by the Agent bank and the raising of sufficient commitments from banks to fund the additional loans.

We expect to close in the sale of four radio stations in Kansas City, Missouri and our radio station in Wilkes-Barre, Pennsylvania during the third quarter 2000 for an aggregate purchase price of $124.1 million. This transaction is expected to generate net after-tax proceeds of approximately $100 million. The completion of the Kansas City transaction is subject to FCC and Department of Justice approval. The completion of the Wilkes-Barre transaction is subject to FCC approval and the outcome of pending litigation in which a former licensee is seeking the return of the Wilkes-Barre station's license based on a fraudulent conveyance claim.

Net cash flows used in operating activities was $21.2 million for the three months ended March 31, 2000 as compared to net cash flows from operating activities of $45.8 million for the three months ended March 31, 1999. We made income tax payments of $88.3 million for the three months ended March 31, 2000 as compared to $2.9 million for the three months ended March 31, 1999. This increase in income tax payments was primarily due to income tax payments of $87.0 million made in connection with the sale of our radio broadcast assets in December 1999. We made interest payments on outstanding indebtedness and payments for subsidiary minority interest expense totaling $41.7 million during the three months ended March 31, 2000 as compared to $52.7 million for the three months ended March 31, 1999. The reduction of interest payments for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999 primarily related to the reduction of our indebtedness as a result of the disposition of our radio broadcast assets in December 1999. Program rights payments increased to $24.7 million for the three months ended March 31, 2000 from $20.7 million for the three months ended March 31, 1999. This increase in program rights payments was comprised of $0.5 million related to the 1999 Acquisitions and $3.5 million related to an increase in programming costs on a same station basis, which increased 16.9%. This increase in program rights payments resulted from our investment to upgrade our television programming.

Net cash flows used in investing activities decreased to $10.6 million for the three months ended March 31, 2000 from $19.2 million for the three months ended March 31, 1999. For the three months ended March 31, 2000, we made cash payments of approximately $1.0 million related to the acquisition of television and radio broadcast assets. During the three months ended March 31, 2000, we made equity investments of approximately $3.9 million. The Company made payments for property and equipment of $6.4 million for the three months ended March 31, 2000. In addition, we anticipate that future requirements for capital expenditures will include capital expenditures incurred during the ordinary course of business and additional strategic station acquisitions and equity investments if suitable investments can be identified on acceptable terms. We expect to fund such capital expenditures with cash generated from operating activities and funding from our Revolving Credit Facility.

Net cash flows from financing activities was $24.0 million for the three months ended March 31, 2000 compared to net cash flows used in financing activities of $23.9 million for the three months ended March 31, 1999. During the three months ended March 31, 2000, we repaid $18.8 million under the Term Loan Facility and utilized borrowings under the Revolving Credit Facility of $82.0 million. In addition, we repurchased 3.7 million shares of our Class A Common Stock for $35.1 million during the quarter.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

CHANGE IN MARKET RISK

As noted above, our net loss for the three months ended March 31, 2000 included recognition of a gain of $0.7 million on a treasury option derivative instrument. Upon execution of the treasury option derivative instrument during 1998, we received a cash payment of $9.5 million. The treasury option derivative instrument will require us to make five annual payments equal to the difference between 6.14% minus the interest rate yield on five-year treasury securities on September 30, 2000 times the $300 million notional amount of the instrument. If the yield on five-year treasuries is equal to or greater than 6.14% on September 30, 2000, we will not be required to make any payment under the terms of this instrument. If the rate is below 6.14% on that date, we will be required to make payments, as described above, and the size of the payment will increase as the rate goes down. For each accounting period, we recognize an unrealized gain or loss equal to the change in the projected liability under this arrangement based on interest rates at the end of the accounting period. The gain recognized in the three months ended March 31, 2000 reflects an adjustment of our liability under this instrument to the present value of future payments based on the two-year forward five-year treasury rate as of March 31, 2000. If the yield on five-year treasuries at September 30, 2000 were to equal the forward five year treasury rate on March 31, 2000 (6.37%), we would not be obligated to make any payments.

PART II

ITEM 5.  OTHER INFORMATION

Our proxy statement dated April 14, 2000 included disclosure regarding our Chief Executive Officer's compensation which should have read as follows:

Chief  Executive  Officer's  Compensation.  As one of our largest  stockholders,
David D. Smith's financial well-being is directly tied to the overall performance of Sinclair as reflected in the price per share of common stock. For his services as our president and chief executive officer, David D Smith's compensation for 1999 was determined in accordance with the compensation policies established by the compensation committee. The committee awarded Mr. Smith a bonus of $100,000 for the fiscal year ended December 31, 1999 (pursuant to the compensation formula established for 1999). For the year ending December 31, 2000, his base compensation has been set at $1,000,000.

Accordingly we note that, contrary to prior disclosure, we do not expect to pay our CEO, David D. Smith, any performanced-based bonuses for the year ended December 31, 2000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A)   EXHIBITS

27 Financial Data Schedule

B)   REPORTS ON FORM 8-K

     None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 11 day of May, 2000.

                                SINCLAIR BROADCAST GROUP, INC.


                                by: /s/ Thomas E. Severson
                                    ----------------------
                                    Thomas E. Severson
                                    Vice President, Chief Accounting Officer and
                                    Duly Authorized Signatory