Form 10-Q
period 2000-06-30
SINCLAIR BROADCAST GROUP INC
filed 2000-08-10
CIK 912752

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 2000

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

                                      NONE
              (Former name, former address and former fiscal year-
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes [X] No[ ]

As of August 7, 2000, there were 43,765,922 shares of Class A Common Stock, $.01 par value; 46,400,768 shares of Class B Common Stock, $.01 par value; and 3,450,000 shares of Series D Preferred Stock, $.01 par value, convertible into 7,561,644 shares of Class A Common Stock; of the Registrant issued and outstanding.

In addition, 2,000,000 shares of $200 million aggregate liquidation value 11 5/8% High Yield Trust Offered Preferred Securities of Sinclair Capital, a subsidiary trust of Sinclair Broadcast Group, Inc. are issued and outstanding.

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES

                                    Form 10-Q

                       For the Quarter Ended June 30, 2000

                                TABLE OF CONTENTS

                                                                                                                               Page
                                                                                                                               ----
PART I. FINANCIAL INFORMATION

    Item 1.  Consolidated Financial Statements

        Consolidated Balance Sheets as of December 31, 1999 and June 30, 2000 .................................................  3

        Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 1999 and 2000 ................  4

        Consolidated Statement of Stockholders' Equity for the Six Months Ended June 30, 2000 .................................  5

        Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1999 and 2000 .................................  6

        Notes to Unaudited Consolidated Financial Statements ..................................................................  7

    Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations ............................ 11

    Item 3.  Quantitative and Qualitative Disclosure About Market Risk ........................................................ 17

PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings ................................................................................................ 18

    Item 4.  Submission of Matters to a Vote of Security Holders .............................................................. 18

    Item 6.  Exhibits and Reports on Form 8-K ................................................................................. 19

        Signature ............................................................................................................. 20

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                            DECEMBER 31,          JUNE 30,
                                         ASSETS                                                 1999                2000
                                                                                           ---------------      -------------
CURRENT ASSETS:
    Cash ...........................................................................       $      16,408        $      4,145
    Accounts receivable, net of allowance for doubtful accounts.....................             210,343             193,124
    Current portion of program contract costs.......................................              74,138              44,826
    Prepaid expenses and other current assets.......................................               7,418               4,395
    Deferred barter costs...........................................................               1,823               4,401
    Broadcast assets related to discontinued operations, net of liabilities.........             172,983             166,712
    Broadcast assets held for sale, current.........................................              77,962                   -
    Deferred tax asset .............................................................               5,215              21,352
                                                                                           -------------        ------------
           Total current assets.....................................................             566,290             438,955
PROGRAM CONTRACT COSTS, less current portion........................................              53,002              34,899
LOANS TO OFFICERS AND AFFILIATES....................................................               8,772               9,169
PROPERTY AND EQUIPMENT, net.........................................................             251,783             275,368
BROADCAST ASSETS HELD FOR SALE, less current portion................................             144,316                   -
OTHER ASSETS .......................................................................             108,383             103,387
ACQUIRED INTANGIBLE BROADCASTING ASSETS, net........................................           2,486,964           2,681,337
                                                                                           -------------        ------------
    Total Assets....................................................................       $   3,619,510        $  3,543,115
                                                                                           =============        ============
                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable................................................................       $       7,600        $      6,717
    Accrued liabilities.............................................................              67,078              74,434
    Income taxes payable............................................................             116,821               9,906
    Notes payable and commercial bank financing.....................................              75,008              87,509
    Notes and capital leases payable to affiliates..................................               5,890               4,380
    Current portion of program contracts payable....................................             111,992              91,280
    Deferred barter revenues........................................................               3,244               5,913
                                                                                           -------------        ------------
           Total current liabilities................................................             387,633             280,139
LONG-TERM LIABILITIES:
    Notes payable and commercial bank financing.....................................           1,677,299           1,781,339
    Notes and capital leases payable to affiliates..................................              34,142              32,118
    Program contracts payable, less current portion.................................              87,220              63,683
    Deferred tax liability..........................................................             233,927             236,092
    Other long-term liabilities.....................................................              20,444              27,531
                                                                                           -------------        ------------
           Total liabilities........................................................           2,440,665           2,420,902
                                                                                           -------------        ------------
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES......................................               3,928               3,688
                                                                                           -------------        ------------
COMPANY OBLIGATED MANDATORILY REDEEMABLE SECURITIES OF SUB-
    SIDIARY TRUST HOLDING SOLELY KDSM SENIOR DEBENTURES.............................             200,000             200,000
                                                                                           -------------        ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
    Series D  Preferred  stock,  $.01 par value,  3,450,000  shares  authorized,
       issued and outstanding.......................................................                  35                  35
    Class A Common stock, $.01 par value,  500,000,000  shares authorized
       and 49,142,513 and 45,026,675 shares issued and outstanding, respectively....                 491                 450
    Class B Common stock, $.01 par value, 140,000,000 shares authorized
       and 47,608,347 and 46,400,768 shares issued and outstanding..................                 476                 464
    Additional paid-in capital......................................................             764,091             738,512
    Additional paid-in capital - equity put options.................................             116,370              90,877
    Additional paid-in capital - deferred compensation..............................              (4,489)             (3,970)
    Retained earnings...............................................................              97,943              92,157
                                                                                           -------------        ------------
           Total stockholders' equity...............................................             974,917             918,525
                                                                                           -------------        ------------
           Total Liabilities and Stockholders' Equity...............................       $   3,619,510        $  3,543,115
                                                                                           =============        ============

                   The accompanying notes are an integral part of these unaudited consolidated statements.

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                                     JUNE 30,                     JUNE 30,
                                                                               1999           2000           1999           2000
                                                                             ---------      ---------      ---------      ---------
REVENUES:

    Station broadcast revenues, net of agency commissions ..............     $ 175,261      $ 192,736      $ 323,355      $ 353,538
    Revenues realized from station barter arrangements .................        15,360         14,871         29,624         29,917
                                                                             ---------      ---------      ---------      ---------
           Total revenues ..............................................       190,621        207,607        352,979        383,455
                                                                             ---------      ---------      ---------      ---------
OPERATING EXPENSES:

    Program and production .............................................        34,778         39,477         67,754         77,542
    Selling, general and administrative ................................        31,685         43,575         64,104         83,495
    Expenses realized from station barter arrangements .................        13,892         13,517         26,997         26,955
    Amortization of program contract costs and net
       realizable value adjustments.....................................        18,480         23,409         39,971         48,486
    Stock-based compensation ...........................................           848            701          1,674          1,377
    Depreciation of property and equipment .............................         7,819          9,579         15,792         18,090
    Amortization of acquired intangible broadcasting assets,
        non-compete and consulting agreements and other assets .........        28,104         27,970         54,755         54,909
    Cumulative adjustment for change in assets held for sale ...........             -              -              -            619
                                                                             ---------      ---------      ---------      ---------
           Total operating expenses ....................................       135,606        158,228        271,047        311,473
                                                                             ---------      ---------      ---------      ---------
           Broadcast operating income ..................................        55,015         49,379         81,932         71,982
                                                                             ---------      ---------      ---------      ---------
OTHER INCOME (EXPENSE):

    Interest and amortization of debt discount expense .................       (44,088)       (37,978)       (87,278)       (74,850)
    Subsidiary trust minority interest expense .........................        (5,812)        (5,812)       (11,625)       (11,625)
    Interest income ....................................................           794            674          1,603          1,254
    Unrealized gain (loss) on derivative instrument ....................         4,486           (695)        11,586              4
    Loss from equity investments .......................................             -         (1,317)             -         (1,852)
    Other income (expense) .............................................           183           (594)           331           (786)
                                                                             ---------      ---------      ---------      ---------
           Income (loss) before income tax (provision) benefit .........        10,578          3,657         (3,451)       (15,873)
    INCOME TAX (PROVISION) BENEFIT .....................................       (14,457)        (4,910)        (3,490)        11,997
                                                                             ---------      ---------      ---------      ---------
    Net loss from continuing operations ................................        (3,879)        (1,253)        (6,941)        (3,876)

    Net income from discontinued operations, net of taxes ..............         5,183          2,462          6,630          3,265
                                                                             ---------      ---------      ---------      ---------

    NET INCOME (LOSS) ..................................................     $   1,304      $   1,209      $    (311)     $    (611)
                                                                             =========      =========      =========      =========

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS ..............................     $  (1,283)     $  (1,378)     $  (5,486)     $  (5,786)
                                                                             =========      =========      =========      =========
BASIC EARNINGS PER SHARE:

Loss per common share from continuing operations .......................     $   (0.07)     $   (0.04)     $   (0.13)     $   (0.10)
                                                                             =========      =========      =========      =========
Income per share from discontinued operations ..........................     $    0.05      $    0.03      $    0.07      $    0.04
                                                                             =========      =========      =========      =========
Loss per common share ..................................................     $   (0.01)     $   (0.01)     $   (0.06)     $   (0.06)
                                                                             =========      =========      =========      =========
Weighted average common shares outstanding .............................        96,371         92,492         96,474         92,651
                                                                             =========      =========      =========      =========
DILUTED EARNINGS PER SHARE:

Loss per common share from continuing operations .......................     $   (0.07)     $   (0.04)     $   (0.13)     $   (0.10)
                                                                             =========      =========      =========      =========
Income per share from discontinued operations ..........................     $    0.05      $    0.03      $    0.07      $    0.04
                                                                             =========      =========      =========      =========
Loss per common share ..................................................     $   (0.01)     $   (0.01)     $   (0.06)     $   (0.06)
                                                                             =========      =========      =========      =========
Weighted average common and common equivalent shares outstanding .......        97,026         92,492         97,133         92,651
                                                                             =========      =========      =========      =========

                   The accompanying notes are an integral part of these unaudited consolidated statements.

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                 (IN THOUSANDS)

                                                                               ADDITIONAL    ADDITIONAL
                                                                                 PAID-IN      PAID-IN
                                SERIES D    CLASS A     CLASS B    ADDITIONAL    CAPITAL -    CAPITAL -                   TOTAL
                               PREFERRED    COMMON      COMMON     PAID-IN     EQUITY PUT    DEFERRED     ACCUMULATED  STOCKHOLDERS'
                                 STOCK      STOCK       STOCK      CAPITAL       OPTIONS    COMPENSATION    DEFICIT       EQUITY
                               ---------   ---------   ---------   ---------    ---------    ---------     ---------     ---------
BALANCE, December 31, 1999 ... $      35   $     491   $     476   $ 764,091    $ 116,370    $  (4,489)    $  97,943     $ 974,917
  Repurchase and retirement
    of 5,569,732 shares of
    Class A Common Stock .....         -         (56)          -     (53,210)           -            -             -       (53,266)
  Class B Common Stock
    converted into Class A
    Common Stock .............         -          12         (12)          -            -            -             -             -
  Dividends paid on
    Series D Preferred Stock .         -           -           -           -            -            -        (5,175)       (5,175)
  Stock option grants ........         -           -           -          60            -          (60)            -             -
  Class A Common Stock
    issued pursuant to
    employee benefit plans ...         -           3           -       2,078            -            -             -         2,081
  Equity put options .........         -           -           -      25,493      (25,493)           -             -             -
  Amortization of deferred
    compensation .............         -           -           -           -            -          579             -           579
  Net loss ...................         -           -           -           -            -            -          (611)         (611)
                               ---------   ---------   ---------   ---------    ---------    ---------     ---------     ---------
BALANCE, June 30, 2000 ....... $      35   $     450   $     464   $ 738,512    $  90,877    $  (3,970)    $  92,157     $ 918,525
                               =========   =========   =========   =========    =========    =========     =========     =========




                   The accompanying notes are an integral part of these unaudited consolidated statements.

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                              SIX MONTHS ENDED
                                                                                                                   JUNE 30,
                                                                                                           ------------------------
                                                                                                             1999            2000
                                                                                                           ---------      ---------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
    Net loss .........................................................................................     $    (311)     $    (611)
    Adjustments to reconcile net loss to net cash flows from (used in) operating activities-
        Amortization of debt discount ................................................................            49             49
        Depreciation of property and equipment .......................................................        17,907         19,869
        Unrealized gain on derivative instrument .....................................................       (11,586)            (4)
        Amortization of acquired intangible broadcasting assets,
           non-compete and consulting agreements and other assets.....................................        63,571         59,680
        Amortization of program contract costs and net realizable value adjustments ..................        39,971         48,784
        Stock-based compensation .....................................................................           972            579
        Cumulative adjustment for change in assets held for sale .....................................             -         (1,237)
        Deferred tax provision (benefit) related to operations .......................................         2,759        (13,972)
        Loss from equity investments .................................................................             -          1,852
        Net effect of change in deferred barter revenues
           and deferred barter costs..................................................................           (47)            97
        Decrease in minority interest ................................................................            (7)          (240)
    Changes in assets and liabilities, net of effects of acquisitions and dispositions-
        Decrease in accounts receivable, net .........................................................         9,795         15,527
        (Increase) decrease in prepaid expenses and other current assets .............................          (817)         2,296
        Decrease in accounts payable and accrued liabilities .........................................        (7,031)       (10,928)
        (Decrease) increase in other long-term liabilities ...........................................        (2,046)         6,944
        Income tax payments related to the sale of broadcasting assets ...............................             -        (99,007)
        Payments on program contracts payable ........................................................       (40,677)       (49,410)
                                                                                                           ---------      ---------
           Net cash flows from (used in) operating activities ........................................        72,502        (19,732)
                                                                                                           ---------      ---------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
    Acquisition of property and equipment ............................................................       (11,570)       (15,034)
    Payments relating to the acquisition of television and radio stations ............................      (130,279)       (35,984)
    Distributions from (investments in) joint ventures ...............................................           324           (133)
    Equity investments ...............................................................................        (9,349)        (4,171)
    Proceeds from sale of broadcasting assets ........................................................        35,911            673
    Loans to officers and affiliates .................................................................          (443)          (673)
    Repayments of loans to officers and affiliates ...................................................         1,112            342
                                                                                                           ---------      ---------
           Net cash flows used in investing activities ...............................................      (114,294)       (54,980)
                                                                                                           ---------      ---------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
    Proceeds from commercial bank financing ..........................................................       154,500        311,000
    Repayments of notes payable, commercial bank financing and capital leases ........................       (98,899)      (194,500)
    Repurchases of Class A Common Stock ..............................................................             -        (46,000)
    Dividends paid on Series D Convertible Preferred Stock ...........................................        (5,175)        (5,175)
    Repayments of notes and capital leases to affiliates..............................................        (2,303)        (2,876)
           Net cash flows from financing activities ..................................................        48,123         62,449
                                                                                                           ---------      ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .................................................         6,331        (12,263)
CASH AND CASH EQUIVALENTS, beginning of period .......................................................         3,268         16,408
                                                                                                           ---------      ---------
CASH AND CASH EQUIVALENTS, end of period .............................................................     $   9,599      $   4,145
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

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Sinclair Broadcast Group, Inc., Sinclair Communications, Inc. and all other consolidated subsidiaries, which are collectively referred to hereafter as "the Company, Companies, Sinclair or SBG." The Company owns and operates television stations throughout the United States. Additionally, included in the accompanying consolidated financial statements are the results of operations of certain television stations pursuant to local marketing agreements (LMAs).

INTERIM FINANCIAL STATEMENTS

The consolidated financial statements for the six months ended June 30, 1999 and 2000 are unaudited, but in the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial position and results of operations, and cash flows for these periods.

As permitted under the applicable rules and regulations of the Securities and Exchange Commission, these financial statements do not include all disclosures normally included with audited consolidated financial statements, and, accordingly, should be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 1998, and 1999 and for the years then ended. The results of operations presented in the accompanying financial statements are not necessarily representative of operations for an entire year.

DISCONTINUED OPERATIONS

In July 1999, the Company entered into an agreement to sell 46 of its radio stations in nine markets to Entercom Communications Corporation (Entercom) for $824.5 million in cash. In December 1999, the Company completed the sale of 41 of its radio stations in eight markets to Entercom for $700.4 million in cash and recognized a gain net of tax of $192.4 million. The company completed the sale of four of the remaining five radio stations to Entercom in July 2000 for a purchase price of $126.6 million. The completion of the sale of the remaining radio station in Wilkes-Barre is subject to the outcome of pending litigation in which a former licensee is seeking the return of the station's license based on a fraudulent conveyance claim. In addition, the Company has entered into an agreement with Emmis Communications Corporation (Emmis) to sell its remaining radio stations serving the St. Louis market to Emmis (see note 5).

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

BROADCAST ASSETS HELD FOR SALE

In  March  1999,  the  Company  entered  into an  agreement  to sell to  Sunrise
Television Corporation (STC) the television stations WICS/WICD-TV in the Springfield/Champaign, Illinois market and KGAN-TV in the Cedar

Rapids, Iowa market. In April 1999, the Justice Department requested additional information in response to STC's filing under the Hart-Scott-Rodino Antitrust Improvements Act. Pursuant to the agreement, if the transaction did not close by March 16, 2000, either STC or the Company had the option to terminate the agreement at that time. On March 15, 2000, the Company entered into an agreement to terminate the STC transaction. As a result of its termination, the Company recorded a cumulative accounting adjustment during the first quarter of 2000.

As of December 31, 1999, broadcast assets held for sale, less current portion, included the assets of KDNL-TV in the St. Louis, Missouri market. The assets were reclassed to the appropriate balance sheet classifications during the second quarter of 2000 as the agreement to sell these assets was subsequently terminated (see note 2).

RECLASSIFICATIONS

Certain   reclassifications  have  been  made  to  the  prior  period  financial statements to conform with the current period presentation.

2.       CONTINGENCIES AND OTHER COMMITMENTS:

Lawsuits and claims are filed against the Company from time to time in the ordinary course of business. These actions are in various preliminary stages, and no judgments or decisions have been rendered by hearing boards or courts. Management, after reviewing developments to date with legal counsel, is of the opinion that the outcome of such matters will not have a material adverse effect on the Company's financial position or results of operations or cash flows.

In June 2000, the Company settled its recent litigation with Emmis and former CEO-designate Barry Baker regarding the sale of its St. Louis broadcast properties. As a result of the settlement, the purchase option of the Company's St. Louis properties has been terminated and a subsequent agreement was entered into whereby the Company would sell its St. Louis radio properties to Emmis (see note 5). We will retain our St. Louis television station, KDNL-TV.

3.       SUPPLEMENTAL CASH FLOW INFORMATION (IN THOUSANDS):

During the six months ended June 30, 1999 and 2000, the Company made certain cash payments of the following:

                                                                                                 SIX MONTHS ENDED
                                                                                                     JUNE 30,
                                                                                              1999              2000
                                                                                              ----              ----
    Interest payments...............................................................      $     89,153        $    76,082
                                                                                          ============        ===========
    Subsidiary trust minority interest payments.....................................      $     11,625        $    11,625
                                                                                          ============        ===========
    Income tax payments.............................................................      $      5,278        $   102,073
                                                                                          ============        ===========
    Income tax refunds received.....................................................      $        876        $       869
                                                                                          ============        ===========

4.       EARNINGS PER SHARE:

Basic and diluted earnings per share and related computations are as follows (in thousands, except per share data):

                                                                               THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                                     JUNE 30,                     JUNE 30,
                                                                               1999            2000          1999            2000
                                                                              -------        -------        -------        --------
Weighted-average number of common shares ..............................        96,371         92,492         96,474          92,651
Diluted effect of outstanding stock options ...........................            17              -             21               -
Diluted effect of conversion of preferred shares ......................           638              -            638               -
                                                                              -------        -------        -------        --------
Diluted weighted-average number of common and
   common equivalent shares outstanding ...............................        97,026         92,492         97,133          92,651
                                                                              =======        =======        =======        ========

Net loss from continuing operations ...................................       $(3,879)       $(1,253)       $(6,941)       $ (3,876)
                                                                              =======        =======        =======        ========
Net income from discontinued operations ...............................       $ 5,183        $ 2,462        $ 6,630        $  3,265
                                                                              =======        =======        =======        ========
Net income (loss) .....................................................       $ 1,304        $ 1,209        $  (311)       $   (611)
Preferred stock dividends payable .....................................        (2,587)        (2,587)        (5,175)         (5,175)
                                                                              -------        -------        -------        --------
Net loss available to common stockholders .............................       $(1,283)       $(1,378)       $(5,486)       $ (5,786)
                                                                              =======        =======        =======        ========
BASIC EARNINGS PER SHARE:
      Net loss per common share from continuing operations ............       $ (0.07)       $ (0.04)       $ (0.13)       $  (0.10)
                                                                              =======        =======        =======        ========
      Net income per share from discontinued operations ...............       $  0.05        $  0.03        $  0.07        $   0.04
                                                                              =======        =======        =======        ========
      Net loss per common share .......................................       $ (0.01)       $ (0.01)       $ (0.06)       $  (0.06)
                                                                              =======        =======        =======        ========
DILUTED EARNINGS PER SHARE:
      Net loss per common share from continuing operations ............       $ (0.07)       $ (0.04)       $ (0.13)       $  (0.10)
                                                                              =======        =======        =======        ========
      Net income per share from discontinued operations ...............       $  0.05        $  0.03        $  0.07        $   0.04
                                                                              =======        =======        =======        ========
      Net loss per common share .......................................       $ (0.01)       $ (0.01)       $ (0.06)       $  (0.06)
                                                                              =======        =======        =======        ========

5.       ACQUISITIONS AND DISPOSITIONS:

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

Emmis Disposition. In June 2000, the Company entered into an agreement with Emmis whereby the Company would sell the assets of six radio stations in the St. Louis market to Emmis for a purchase price of $220.0 million. The sale of the radio stations is subject to FCC and Department of Justice approval.

6.       INTEREST RATE DERIVATIVE AGREEMENTS:

The Company estimates the fair value to retire these instruments at June 30, 2000 to be $8.0 million. The approximate fair value of the interest rate hedging derivative instruments is estimated by obtaining quotations from the financial institutions which are a party to the Company's derivative contracts (the "Banks"). The fair value is an estimate of the net amount that the Company would pay at June 30, 2000 if the contracts were transferred to other parties or canceled by the Banks. Based on the Company's currently hedged position at June 30, 2000, $1.8 billion or 94% of the Company's outstanding indebtedness is hedged.

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

Upon the execution of the Option Derivative contract in 1998, the Company received a cash payment representing an option premium of $9.5 million which was recorded in "Other long-term liabilities" in the accompanying consolidated balance sheets. The Company is required to periodically adjust its liability to the present value of the future payments of the settlement amounts based on the forward five year treasury rate at the end of an accounting period. As of June 30, 2000, the Company's Option Derivative liability recorded in "Other long-term liabilities" in the accompanying consolidated balance sheet is $2.7 million. The fair market value adjustment for the six months ended June 30, 2000 resulted in an unrealized gain of $4,000. If the yield on the five year treasuries at September 30, 2000 were equal to the forward five year treasury rate on June 30, 2000 (6.13%), Sinclair would be obligated to pay approximately $0.1 million, either upfront or over five years, at Sinclair's option.

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

The following table sets forth certain operating data for the three months and six months ended June 30, 1999 and 2000:

OPERATING DATA (dollars in thousands):

                                                                          THREE MONTHS                        SIX MONTHS
                                                                          ENDED JUNE 30,                     ENDED JUNE 30,
                                                                      1999             2000               1999             2000
                                                                   ---------         ---------         ---------         ---------
Net broadcast revenues (a) .................................       $ 175,261         $ 192,736         $ 323,355         $ 353,538
Barter revenues ............................................          15,360            14,871            29,624            29,917
                                                                   ---------         ---------         ---------         ---------
Total revenues .............................................         190,621           207,607           352,979           383,455
                                                                   ---------         ---------         ---------         ---------

Operating costs (b) ........................................          66,463            83,052           131,858           161,037
Expenses from barter arrangements ..........................          13,892            13,517            26,997            26,955
Depreciation, amortization and stock-based
   compensation (c) ........................................          55,251            61,659           112,192           123,481
                                                                   ---------         ---------         ---------         ---------
Broadcast operating income .................................          55,015            49,379            81,932            71,982
Interest expense ...........................................         (44,088)          (37,978)          (87,278)          (74,850)
Subsidiary trust minority interest expense (d) .............          (5,812)           (5,812)          (11,625)          (11,625)
Interest and other income ..................................             977                80             1,934               468
Loss from equity investments ...............................               -            (1,317)                -            (1,852)
Unrealized gain (loss) on derivative instrument.............           4,486              (695)           11,586                 4
                                                                   ---------         ---------         ---------         ---------
Net income (loss) before income taxes ......................          10,578             3,657            (3,451)          (15,873)
Income tax (provision) benefit .............................         (14,457)           (4,910)           (3,490)           11,997
                                                                   ---------         ---------         ---------         ---------
Net loss from continuing operations ........................          (3,879)           (1,253)           (6,941)           (3,876)
Net income from discontinued operations, net of taxes.......           5,183             2,462             6,630             3,265
                                                                   ---------         ---------         ---------         ---------
Net income (loss) ..........................................       $   1,304         $   1,209         $    (311)        $    (611)
                                                                   =========         =========         =========         =========
Net loss available to common stockholders ..................       $  (1,283)        $  (1,378)        $  (5,486)        $  (5,786)
                                                                   =========         =========         =========         =========

OTHER DATA:
       Broadcast Cash Flow (e) .............................       $  94,838         $  92,654         $ 162,189         $ 158,248
       Broadcast Cash Flow Margin (f) ......................            54.1%             48.1%             50.2%             44.8%
       Adjusted EBITDA (g) .................................       $  90,316         $  86,303         $ 153,447         $ 146,053
       Adjusted EBITDA margin (f) ..........................            51.5%             44.8%             47.5%             41.3%
       After tax cash flow (h) .............................       $  52,071         $  45,803         $  69,070         $  60,864
       Program contract payments ...........................          19,950            24,735            40,677            49,410
       Corporate expense ...................................           4,522             6,351             8,742            12,195
       Capital expenditures ................................           7,467             8,656            11,570            15,034
       Cash flows from (used in) operating activities.......          26,712             1,500            72,502           (19,732)
       Cash flows used in investing activities..............         (95,065)          (44,417)         (114,294)          (54,980)
       Cash flows from financing activities ................          72,039            38,497            48,123            62,449
-----------------------------------------------------------------------------------------------------------------------------------

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

h) "After tax cash flow" (ATCF) is defined as net income (loss) available to common stockholders plus depreciation and amortization (excluding film amortization), stock-based compensation, the loss from equity investments, the cumulative adjustment for change in assets held for sale, and the deferred tax provision (or minus the deferred tax benefit) and minus the unrealized gain (or plus the unrealized loss) on the derivative instrument. ATCF is presented here not as a measure of operating results and does not purport to represent cash provided by operating activities. ATCF should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. Management believes the presentation of ATCF is relevant and useful because 1) ATCF is a measurement utilized by lenders to measure our ability to service our debt, 2) ATCF is a measurement utilized by industry analysts to determine a private market value of our television and radio stations and 3) ATCF is a measurement analysts utilize when determining our operating performance.

RESULT OF OPERATIONS

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

Net broadcast revenues increased to $192.7 million for the three months ended June 30, 2000 from $175.3 million for the three months ended June 30, 1999, or 9.9%. Net broadcast revenues increased to $353.5 million for the six months ended June 30, 2000 from $323.4 million for the six months ended June 30, 1999 or 9.3%. The increase in net broadcast revenues for the three months ended June 30, 2000 was comprised of $7.5 million related to the acquisition of television stations and LMA transactions consummated by us in 1999 (collectively, the 1999 Transactions) and $9.9 million related to an increase in net broadcast revenues on a same station basis, which increased by 5.9%. The increase in net broadcast revenues for the six months ended June 30, 2000 was comprised of $12.5 million related to the 1999 Transactions and $17.6 million related to an increase in net broadcast revenues on a same station basis, which increased by 5.6%.

Operating costs increased to $83.1 million for the three months ended June 30, 2000 from $66.5 million for the three months ended June 30, 1999, or 25.0%. Operating costs increased to $161.0 million for the six months ended June 30, 2000, from $131.9 million for the six months ended June 30, 1999, or 22.1%. The increase in operating costs for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999 comprised $4.6 million related to the 1999 Transactions, $1.8 million related to an increase in corporate overhead expenses, and $10.2 million in operating costs on a same station basis, which increased 17.7%. The increase in operating costs for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999 comprised $8.4 million related to the 1999 Transactions, $3.5 million related to an increase in corporate overhead expenses, and $17.2 million related to an increase in operating costs on a same station basis, which increased 14.8%. Corporate overhead expenses increased for the three and six months ended June 30, 2000 as compared to the three and six months ended June 30, 1999 due to an increase in costs to manage a larger base of operations combined with costs related to our internet business development and digital television technology investments which were not incurred during the same periods in 1999. The increase in operating costs on a same station basis primarily resulted from costs incurred during the three and six months ended June 30, 2000 related to our agreements with the Fox and WB networks which were not incurred in the same periods in 1999. Our payments to the Fox network related to our purchase of additional prime time inventory and our payments to the WB network related to our agreement with the network which requires us to make compensation payments as revenues and ratings increase. We expect to incur these costs in future periods. In addition, we experienced an increase in commission rates due to an increase in the number of local account executives during the quarter. The increased number of account executives is part of our strategy to increase the percentage of our revenues derived from local advertising.

Depreciation and amortization increased $6.4 million to $61.7 million for the three months ended June 30, 2000 from $55.3 million for the three months June 30, 1999. Depreciation and amortization increased $11.3 million to $123.5 for the six months ended June 30, 2000 from $112.2 million for the six months ended June 30, 1999. The increase in depreciation and amortization for the three and six months ended June 30, 2000 as compared to the three and six months ended June 30, 1999 was related to property additions associated with businesses acquired during 1999 and program contract additions related to our investment to upgrade our programming.

Broadcast operating income decreased $5.6 million to $49.4 million for the three months ended June 30, 2000, from $55.0 million for the three months ended June 30, 1999, or 10.2%. Broadcast operating income decreased $9.9 million to $72.0 million for the six months ended June 30, 2000 from $81.9 million for the six months ended June 30, 1999, or 12.1%. The net decrease in broadcast operating income for the three and six months ended June 30, 2000 as compared to the three and six months ended June 30, 1999 was primarily attributable to an increase in operating costs and depreciation and amortization offset by an increase in net broadcast revenues as noted above.

Interest expense decreased to $38.0 million for the three months ended June 30, 2000 from $44.1 million for the three months ended June 30, 1999, or 13.8%. Interest expense decreased to $74.9 million for the six months ended June 30, 2000 from $87.3 million for the six months ended June 30, 1999, or 14.2%. The decrease in interest expense for the three months and six months ended June 30, 2000 resulted from the reduction of our indebtedness using the proceeds from the disposition of our radio broadcast assets in December 1999.

Interest and other income decreased to $80,000 for the three months ended June 30, 2000 from $1.0 million for the three months ended June 30, 1999. Interest and other income decreased to $0.5 million for the six months ended June 30, 2000 from $1.9 million for the six months ended June 30, 1999. These decreases were primarily due to a net loss of approximately $0.8 million from our internet operations and decrease in average cash balances for the three and six month periods ended June 30, 2000 when compared to the same period in 1999.

Income tax provision decreased to $4.9 million for the three months ended June 30, 2000 from $14.5 million for the three months ended June 30, 1999. Income tax benefit was $12.0 million for the six months ended June 30, 2000 compared to an income tax provision of $3.5 million for the six months ended June 30, 1999. Our effective tax rate decreased to a benefit of 75.6% for the six months ended June 30, 2000 from a provision of 101.1% for the six months ended June 30, 1999. The decrease in the effective tax rate for the six months ended June 30, 2000 as compared the six months ended June 30, 1999 resulted from the current year's projected permanent differences between book and tax income being a lower percentage of pre-tax loss for 2000, as compared to 1999.

Net income from discontinued operations, net of taxes decreased to $2.5 million for the three months ended June 30, 2000 from $5.2 million for the three months ended June 30, 1999. Net income from discontinued operations, net of taxes decreased to $3.3 million for the six months ended June 30, 2000 from $6.6 million for the six months ended June 30, 1999. The decrease in net income from discontinued operations, net of taxes for the three and six months ended June 30, 2000 as compared to the three and six months ended June 30, 1999 primarily resulted from the disposition of the majority of our radio broadcast assets in December 1999.

Net loss available to common stockholders for the three months ended June 30, 2000 was $1.4 million or $0.01 per share compared to net loss available to common stockholders of $1.3 million or $0.01 per share for the three months ended June 30, 1999. Net loss available to common stockholders for the six months ended June 30, 2000 was $5.8 million or $0.06 per share compared to net loss available to common stockholders of $5.5 million or $0.06 per share. Net loss available to common stockholders increased for the three and six months ended June 30, 2000 as compared to the three and six months ended June 30, 1999 due to an increase in operating expenses, depreciation and amortization, a decrease in the unrealized gain on the treasury option derivative and a decrease in net income from discontinued operations, offset by an increase in total revenues, a reduction of interest expense, and a decrease in the income tax effect.

The net deferred tax liability decreased to $214.7 million as of June 30, 2000 from $228.7 million at December 31, 1999. Accordingly, the increase in our current net deferred tax asset as of June 30, 2000 as compared to December 31, 1999 primarily resulted from the anticipation that the pre-tax loss and related current deferred tax asset recorded for the six months ended June 30, 2000 will be used to offset future taxable income during the current year.

Broadcast cash flow decreased to $92.7 million for the three months ended June 30, 2000 from $94.8 million for the three months ended June 30, 1999, or 2.2%. Broadcast cash flow decreased to $158.2 million for the six months ended June 30, 2000 from $162.2 million for the six months ended June 30, 1999, or 2.5%. The decrease in broadcast cash flow for the three months ended June 30, 2000 was comprised of a decrease of $4.0 million related to broadcast cash flow on a same station basis, which decreased by 4.4%, offset by an increase of $1.9 million related to the 1999 Transactions. The decrease in broadcast cash flow for the six months ended June 30, 2000 was comprised of a decrease of $6.8 million related to broadcast cash flow on a same station basis, which decreased by 4.3%, offset by an increase of $2.8 million related to the 1999 Transactions. The decrease in broadcast cash flow on a same station basis for the three and six months ended June 30, 2000 as compared to the three and six months ended June 30, 1999 primarily resulted from the increase in program contract payments related to our investment to upgrade our television programming. Our investment in television programming caused our Broadcast Cash Flow Margin to decrease to 48.1% for the three months ended June 30, 2000 from 54.1% for the three months ended June 30, 1999 and to 44.8% for the six months ended June 30, 2000 from 50.2% for the six months ended June 30, 1999.

Adjusted EBITDA decreased to $86.3 million for the three months ended June 30, 2000 from $90.3 million for the three months ended June 30, 1999, or 4.4%. Adjusted EBITDA decreased to $146.1 million for the six months ended June 30, 2000 from $153.4 million for the six months ended June 30, 1999, or 4.8%. The decrease in Adjusted EBITDA for the three and six months ended June 30, 2000 as compared to the three and six months ended June 30, 1999 primarily resulted from the increase in program contract payments combined with an increase in corporate overhead expenses. For the reasons noted above, our Adjusted EBITDA margin decreased to 44.8% for the three months ended June 30, 2000 from 51.5% for the three months ended June 30, 1999 and to 41.3% for the six months ended June 30, 2000 from 47.5% for the six months ended June 30, 1999.

After tax cash flow decreased to $45.8 million for the three months ended June 30, 2000 from $52.1 million for the three months ended June 30, 1999, or 12.1%. After tax cash flow decreased to $60.9 million for the six months ended June 30, 2000 from $69.1 million for the six months ended June 30, 1999, or 11.9%. The decrease in After Tax Cash Flow for the three and six months ended June 30, 2000 as compared to the three and six months ended June 30, 1999 primarily resulted from an increase in amortization of program contract costs related to our investment to upgrade our television programming and a decrease in earnings from discontinued operations resulting from the disposition of 41 radio stations in December 1999, offset by a decrease in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash provided by operations and availability under the 1998 Bank Credit Agreement. As of June 30, 2000, we had $4.1 million in cash balances and working capital of approximately $158.8 million. As of June 30, 2000, the remaining balance available under the Revolving Credit Facility was $543.0 million. Based on pro forma trailing cash flow levels for the twelve months ended June 30, 2000, the Company had approximately $143.1 million available of current borrowing capacity under the Revolving Credit Facility.

We closed on the sale of four radio stations in Kansas City, Missouri in July 2000 for a purchase price of $126.6 million and we have entered into an agreement to sell our radio station in Wilkes-Barre, Pennsylvania for purchase price of $0.6 million. These transactions are expected to generate net after-tax proceeds of approximately $106 million. We intend to use the after-tax proceeds of these sales initially to repay bank debt, but we may subsequently re-borrow the money to finance our share repurchase program or to fund other investments and acquisitions. The completion of the Wilkes-Barre transaction is subject to the outcome of pending litigation in which a former licensee is seeking the return of the Wilkes-Barre station's license based on a fraudulent conveyance claim. We believe this claim is without merit and are defending the suit actively.

Net cash flows used in operating activities was $19.7 million for the six months ended June 30, 2000 as compared to net cash flows from operating activities of $72.5 million for the six months ended June 30, 1999. We made income tax payments of $102.1 million for the six months ended June 30, 2000 as compared to $5.3 million for the six months ended June 30, 1999. This increase in income tax payments was primarily due to income tax payments of $99.0 million made in connection with the sale of our radio broadcast assets in December 1999. We made interest payments on outstanding indebtedness and payments for subsidiary trust minority interest expense totaling $87.7 million during the six months ended June 30, 2000 as compared to $100.8 million for the six months ended June 30, 1999. The reduction of interest payments for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999 primarily related to the reduction of our indebtedness as a result of the disposition of our radio broadcast assets in December 1999. Program rights payments increased to $49.4 million for the six months ended June 30, 2000 from $40.7 million for the six months ended June 30, 1999. This increase in program rights payments was comprised of $1.4 million related to the 1999 Transactions and $7.3 million related to an increase in programming costs on a same station basis, which increased 18.0%. This increase in program rights payments resulted from our investment to upgrade our television programming.

Net cash flows used in investing activities decreased to $55.0 million for the six months ended June 30, 2000 from $114.3 million for the six months ended June 30, 1999. For the six months ended June 30, 2000, we made cash payments of approximately $36.0 million related to the acquisition of television broadcast assets. During the six months ended June 30, 2000, we made equity investments of approximately $4.2 million. The

Company made payments for property and equipment of $15.0 million for the six months ended June 30, 2000. In addition, we anticipate that future requirements for capital expenditures will include capital expenditures incurred during the ordinary course of business, including costs related to our conversion to digital television and additional strategic station acquisitions and equity investments if suitable investments can be identified on acceptable terms. We expect to fund such capital expenditures with cash generated from operating activities and funding from our Revolving Credit Facility.

Net cash flows from financing activities increased to $62.4 million for the six months ended June 30, 2000 from $48.1 million for the six months ended June 30, 1999. During the six months ended June 30, 2000, we repaid $194.5 million under the Term Loan Facility and utilized borrowings under the Revolving Credit Facility of $311.0 million. In addition, we repurchased 4.8 million shares of our Class A Common Stock for $46.0 million during the six months ended June 30, 2000.

SEASONALITY

Our results usually are subject to seasonal fluctuations, which result in fourth quarter broadcast operating income being greater usually than first, second, and third quarter broadcast operating income. This seasonality is primarily attributable to increased expenditures by advertisers in anticipation of holiday season spending and an increase in viewership during this period. In addition, revenues from political advertising tend to be higher in even numbered years.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

CHANGE IN MARKET RISK

As noted above, our results for the six months ended June 30, 2000 included recognition of a gain of $4,000 on a treasury option derivative instrument. Upon execution of the treasury option derivative instrument during 1998, we received a cash payment of $9.5 million. The treasury option derivative instrument will require us to make five annual payments equal to the difference between 6.14% minus the interest rate yield on five-year treasury securities on September 30, 2000 times the $300 million notional amount of the instrument. If the yield on five-year treasuries is equal to or greater than 6.14% on September 30, 2000, we will not be required to make any payment under the terms of this instrument. If the rate is below 6.14% on that date, we will be required to make payments, as described above, and the size of the payment will increase as the rate goes down. For each accounting period, we recognize an unrealized gain on an expense equal to the change in the projected liability under this arrangement based on interest rates at the end of the period. The gain recognized in the six months ended June 30, 2000 reflects an adjustment of our liability under this instrument to the present value of future payments based on the two-year forward five-year treasury rate as of June 30, 2000 for five year treasury notes with a settlement date of September 30, 2000. If the yield on five-year treasuries at September 30, 2000 were to equal the forward five-year treasury rate on June 30, 2000 (6.13%), we would be obligated to pay approximately $0.1 million, either upfront or over five years, at our option.

PART II

ITEM 1.  LEGAL PROCEEDINGS

As reported in the Company's Form 10-K for the fiscal year ended December 31, 1999, in connection with our 1996 acquisition of the broadcasting assets of River City Broadcasting, L.P. (River City), we entered into a five year agreement (the Baker Agreement) with Barry Baker, the Chief Executive Officer of River City pursuant to which Mr. Baker served as a consultant to us and would have become an officer of Sinclair if certain conditions were satisfied. As of February 8, 1999, the conditions to Mr. Baker becoming an officer of Sinclair had not been satisfied, and on that date we entered into an amendment to the Baker Agreement which terminated Mr. Baker's services effective March 8, 1999. Mr. Baker had certain rights as a consequence of termination of the Baker Agreement, including the right to purchase at fair market value our television and radio stations that serve the St. Louis, Missouri market (the St. Louis purchase option).

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

In June 2000, we settled our litigation with Mr. Baker and Emmis. Pursuant to the settlement agreement between the parties, the St. Louis purchase option has been terminated and the parties have entered into a new agreement under which we would sell the assets of six radio stations that serve the St. Louis market to Emmis for a purchase price of $220.0 million. We will retain our St. Louis television station, KDNL-TV.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders of Sinclair Broadcast Group, Inc. was held on May 16, 2000. At the meeting, two items, as set forth in the Company's proxy statement dated April 14, 2000, were submitted to the stockholders for a vote:
1) the stockholders elected, for one-year terms, all persons nominated for directors as set forth in the Company's proxy statement dated April 14, 2000; and 2) the stockholders voted to ratify the selection of Arthur Andersen LLP as the Company's independent public accountants for the fiscal year 2000 audit.
Approximately 98% of the eligible proxies were returned for voting. The table below sets forth the results of the voting at the annual meeting:

                                                                                 Against or
                                                            For                   Withheld             Abstentions
                                                            ---                   --------             -----------
(1)     Election of Directors

        David D. Smith                                   507,875,348               930,596
        Frederick G. Smith                               507,876,706               929,238
        J. Duncan Smith                                  507,875,406               930,538
        Robert E. Smith                                  507,874,506               931,438
        Basil A. Thomas                                  507,875,647               930,297
        Lawrence E. McCanna                              507,873,757               932,187

(2)     Appointment of Independent Accountants           508,766,080                20,321                19,543

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A)  EXHIBITS

27  Financial Data Schedule

B)  REPORTS ON FORM 8-K

None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on the 9th day of August, 2000.

                                        SINCLAIR BROADCAST GROUP, INC.


                                        by:    /s/  Patrick J. Talamantes
                                            -----------------------------
                                            Patrick J. Talamantes
                                            Chief Financial Officer