Form 10-Q
period 2000-09-30
SINCLAIR BROADCAST GROUP INC
filed 2000-11-14
CIK 912752

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   (Mark One)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            [X]    SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended September 30, 2000
                                      OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from  ____________ to ____________.


                       Commission File Number : 00026076

                         SINCLAIR BROADCAST GROUP, INC.
             (Exact name of Registrant as specified in its charter)


               MARYLAND                                  521494660
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    Incorporation or organization)

                              10706 BEAVER DAM ROAD
                          COCKEYSVILLE, MARYLAND 21030
                    (Address of principal executive offices)

                                 (410) 5681500
              (Registrant's telephone number, including area code)

                                      NONE
(Former name, former address and former fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes [X] No[ ]

As of November 8, 2000 there were 41,465,387 shares of Class A Common Stock, $.01 par value, 46,080,468 shares of Class B Common Stock, $.01 par value; and 3,450,000 shares of Series D preferred stock, $.01 par value, convertible into 7,561,710 shares of Class A Common Stock of the Registrant issued and outstanding.

In addition, 2,000,000 shares of $200 million aggregate liquidation value 11 5/8% High Yield Trust Offered Preferred Securities of Sinclair Capital, a subsidiary trust of Sinclair Broadcast Group, Inc. are issued and outstanding.

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES

                                    Form 10-Q
                    For the Quarter Ended September 30, 2000

                                TABLE OF CONTENTS

                                                                                                          Page

PART I. FINANCIAL INFORMATION

    Item 1.  Consolidated Financial Statements

        Consolidated Balance Sheets as of December 31, 1999 and
               September 30, 2000.......................................................................     3

        Consolidated Statements of Operations for the Three Months and Nine Months
               Ended September 30, 1999 and 2000........................................................     4

        Consolidated Statement of Stockholders' Equity for the Nine Months
               Ended September 30, 2000.................................................................     5

        Consolidated Statements of Cash Flows for the Nine Months
               Ended September 30, 1999 and 2000........................................................     6

        Notes to Unaudited Consolidated Financial Statements............................................     7

    Item 2.  Management's Discussion and Analysis of
        Financial Condition and Results of Operations...................................................    11

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk.................................    18

PART II.  OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K...........................................................    19

        Signature.......................................................................................    20

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                             DECEMBER 31,     SEPTEMBER 30,
                                         ASSETS                                                  1999              2000
                                                                                                 ----              ----

CURRENT ASSETS:
    Cash............................................................................       $        16,408   $        22,063
    Accounts receivable, net of allowance for doubtful accounts.....................               210,343           165,955
    Current portion of program contract costs.......................................                74,138            78,311
    Prepaid expenses and other current assets.......................................                 7,418             3,904
    Deferred barter costs...........................................................                 1,823             3,536
    Broadcast assets related to discontinued operations, net of liabilities.........               172,983           102,777
    Broadcast assets held for sale, current.........................................                77,962                --
    Deferred tax asset..............................................................                 5,215            12,797
                                                                                           ---------------   ---------------
           Total current assets.....................................................               566,290           389,343
PROGRAM CONTRACT COSTS, less current portion........................................                53,002            50,843
LOANS TO OFFICERS AND AFFILIATES....................................................                 8,772             8,756
PROPERTY AND EQUIPMENT, net.........................................................               251,783           277,130
BROADCAST ASSETS HELD FOR SALE, less current portion................................               144,316                --
OTHER ASSETS                                                                                       108,383            96,907
ACQUIRED INTANGIBLE BROADCAST ASSETS, net...........................................             2,486,964         2,659,338
                                                                                           ---------------   ---------------
    Total Assets....................................................................       $     3,619,510   $     3,482,317
                                                                                           ===============   ===============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable................................................................       $         7,600   $         4,695
    Accrued liabilities.............................................................                67,078            78,185
    Income taxes payable............................................................               116,821            31,363
    Notes payable and commercial bank financing.....................................                75,008            93,759
    Notes and capital leases payable to affiliates..................................                 5,890             3,983
    Current portion of program contracts payable....................................               111,992           115,475
    Deferred barter revenues........................................................                 3,244             5,179
                                                                                           ---------------   ---------------
           Total current liabilities................................................               387,633           332,639
LONG-TERM LIABILITIES:
    Notes payable and commercial bank financing.....................................             1,677,299         1,655,364
    Notes and capital leases payable to affiliates..................................                34,142            30,764
    Program contracts payable, less current portion.................................                87,220            87,591
    Deferred tax liability..........................................................               233,927           235,045
    Other long-term liabilities.....................................................                20,444            24,975
                                                                                           ---------------   ---------------
           Total liabilities........................................................             2,440,665         2,366,378
                                                                                           ---------------   ---------------
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES......................................                 3,928             5,322
                                                                                           ---------------   ---------------
COMPANY OBLIGATED MANDATORILY REDEEMABLE SECURITIES OF
    SUBSIDIARY TRUST HOLDING SOLELY KDSM SENIOR DEBENTURES..........................               200,000           200,000
                                                                                           ---------------   ---------------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
    Series D  Preferred  stock,  $.01 par value,  3,450,000  shares  authorized,
      issued and outstanding........................................................                    35                35
    Class A Common stock, $.01 par value,  500,000,000  shares authorized
      and 49,142,513 and 43,233,989 shares issued and outstanding, respectively.....                   491               432
    Class B Common stock, $.01 par value, 140,000,000 shares authorized
      and 47,608,347 and 46,151,868 shares issued and outstanding...................                   476               462
    Additional paid-in capital......................................................               764,091           719,647
    Additional paid-in capital - equity put options.................................               116,370            86,145
    Additional paid-in capital - deferred compensation..............................                (4,489)           (3,692)
    Retained earnings...............................................................                97,943           108,416
    Other comprehensive loss........................................................                    --              (828)
                                                                                           ---------------   ---------------
           Total stockholders' equity...............................................               974,917           910,617
                                                                                           ---------------   ---------------
           Total Liabilities and Stockholders' Equity...............................       $     3,619,510   $     3,482,317
                                                                                           ===============   ===============

         The accompanying notes are an integral part of these unaudited consolidated statements.


                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                 THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,             SEPTEMBER 30,
                                                                                   1999         2000         1999         2000
                                                                                   ----         ----         ----         ----
REVENUES:
    Station broadcast revenues, net of agency commissions .....................  $ 160,880    $ 173,984    $ 484,235    $ 527,522
    Revenues realized from station barter arrangements ........................     15,231       13,205       44,855       43,122
                                                                                 ---------    ---------    ---------    ---------
           Total revenues .....................................................    176,111      187,189      529,090      570,644
                                                                                 ---------    ---------    ---------    ---------
OPERATING EXPENSES:
    Program and production ....................................................     35,874       37,067      103,628      114,609
    Selling, general and administrative .......................................     35,864       39,904       99,968      123,399
    Expenses realized from station barter arrangements ........................     14,101       12,093       41,098       39,048
    Amortization of program contract costs and net
      realizable value adjustments.............................................     20,120       22,015       60,091       70,501
    Stock-based compensation ..................................................        668          651        2,342        2,028
    Depreciation of property and equipment ....................................      7,800        9,782       23,592       27,872
    Amortization of acquired intangible broadcast assets,
      non-compete and consulting agreements and other assets...................     23,766       28,156       78,521       83,065
    Cumulative adjustment for change in assets held for sale ..................         --           --           --          619
                                                                                 ---------    ---------    ---------    ---------
           Total operating expenses ...........................................    138,193      149,668      409,240      461,141
                                                                                 ---------    ---------    ---------    ---------
           Broadcast operating income .........................................     37,918       37,521      119,850      109,503
                                                                                 ---------    ---------    ---------    ---------
OTHER INCOME (EXPENSE):
    Interest and amortization of debt discount expense ........................    (45,344)     (38,625)    (132,622)    (113,475)
    Subsidiary trust minority interest expense ................................     (5,813)      (5,813)     (17,438)     (17,438)
    Interest income ...........................................................        840          654        2,443        1,908
    Gain on sale of assets ....................................................        233           --          233           --
    Gain (loss) on derivative instrument ......................................        716         (300)      12,302         (296)
    Loss from equity investments ..............................................       (167)      (8,307)        (157)     (10,159)
    Other income (expense) ....................................................        122         (835)         443       (1,621)
                                                                                 ---------    ---------    ---------    ---------
           Loss before income tax (provision) benefit .........................    (11,495)     (15,705)     (14,946)     (31,578)

INCOME TAX (PROVISION) BENEFIT ................................................     (5,403)      (4,908)      (8,893)       7,089
                                                                                 ---------    ---------    ---------    ---------
NET LOSS FROM CONTINUING OPERATIONS ...........................................    (16,898)     (20,613)     (23,839)     (24,489)
                                                                                 ---------    ---------    ---------    ---------
DISCONTINUED OPERATIONS:
    Net income from discontinued operations, net of taxes .....................      5,557        1,475       12,187        4,740
    Gain on sale of broadcast assets, net of taxes of $24,862 .................         --       37,985           --       37,985
                                                                                 ---------    ---------    ---------    ---------

NET INCOME (LOSS) .............................................................  $ (11,341)   $  18,847    $ (11,652)   $  18,236
                                                                                 =========    =========    =========    =========
NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS ............................  $ (13,929)   $  16,259    $ (19,415)   $  10,473
                                                                                 =========    =========    =========    =========

BASIC EARNINGS PER SHARE:
    Loss per share from continuing operations .................................  $   (0.20)   $   (0.26)   $   (0.33)   $   (0.35)
                                                                                 =========    =========    =========    =========
    Earnings per share from discontinued operations ...........................  $    0.06    $    0.44    $    0.13    $    0.47
                                                                                 =========    =========    =========    =========
    Earnings (loss) per common share ..........................................  $   (0.14)   $    0.18    $   (0.20)   $    0.11
                                                                                 =========    =========    =========    =========
    Weighted average common shares outstanding ................................     96,575       90,358       96,511       91,869
                                                                                 =========    =========    =========    =========
DILUTED EARNINGS PER SHARE:
    Loss per share from continuing operations .................................  $   (0.20)   $   (0.26)   $   (0.33)   $   (0.35)
                                                                                 =========    =========    =========    =========
    Earnings per share from discontinued operations ...........................  $    0.06    $    0.44    $    0.13    $    0.46
                                                                                 =========    =========    =========    =========
    Earnings (loss) per common share ..........................................  $   (0.14)   $    0.18    $   (0.20)   $    0.11
                                                                                 =========    =========    =========    =========
    Weighted average common and common equivalent shares outstanding ..........     96,949       90,491       96,718       91,897
                                                                                 =========    =========    =========    =========

         The accompanying notes are an integral part of these unaudited consolidated statements.

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                 (IN THOUSANDS)

                                                                                                      ADDITIONAL       ADDITIONAL
                                                                                                       PAID-IN          PAID-IN
                                                 SERIES D       CLASS A      CLASS B     ADDITIONAL    CAPITAL-          CAPITAL-
                                                 PREFERRED      COMMON       COMMON        PAID-IN     EQUITY PUT        DEFERRED
                                                   STOCK         STOCK        STOCK        CAPITAL      OPTIONS       COMPENSATION
                                                   -----         -----        -----        -------      -------       ------------
BALANCE, December 31, 1999 .............      $       35    $     491    $     476    $   764,091    $   116,370     $     (4,489)
    Class B Common Stock converted
      into Class A Common Stock.........              --           14         (14)            --              --               --
    Repurchase and retirement of
      7,656,398 shares of Class A
      Common Stock......................              --          (77)         --        (77,159)             --               --
    Dividends payable on Series D
       Preferred Stock..................              --           --          --             --              --               --
    Stock option grants.................              --           --          --             60              --              (60)
    Stock option exercises..............              --           --          --             53              --               --
    Class A Common Stock
       issued pursuant to employee
       benefit plans....................              --            4          --          2,377              --               --
    Equity put options..................              --           --          --         30,225         (30,225)              --
    Amortization of deferred
       compensation.....................              --           --          --             --              --              857

    Net income..........................              --           --          --             --              --               --
    Other comprehensive loss
       related to unrealized loss on
       marketable securities
       net of tax of $542...............              --           --          --             --              --               --

Comprehensive Income....................              --           --          --             --              --               --
                                              ----------    ---------    --------    -----------     -----------     ------------
BALANCE, September 30, 2000............       $       35    $     432    $    462    $   719,647     $    86,145     $     (3,692)
                                              ==========    =========    ========    ===========     ===========     ============

                                                                   OTHER           TOTAL
                                                RETAINED        COMPREHENSIVE   STOCKHOLDERS'
                                                EARNINGS            LOSS           EQUITY
                                                --------            ----           ------
BALANCE, December 31, 1999 .............      $     97,943     $      --      $    974,917
    Class B Common Stock converted
      into Class A Common Stock.........                --            --                --
    Repurchase and retirement of
      7,656,398 shares of Class A
      Common Stock......................                --            --           (77,236)
    Dividends payable on Series D
       Preferred Stock..................            (7,763)           --            (7,763)
    Stock option grants.................                --            --                --
    Stock option exercises..............                --            --                53
    Class A Common Stock
       issued pursuant to employee
       benefit plans....................                --            --             2,381
    Equity put options..................                --            --                --
    Amortization of deferred
       compensation.....................                --            --               857
                                                                              ------------
    Net income..........................            18,236            --            18,236
    Other comprehensive loss
       related to unrealized loss on
       marketable securities
       net of tax of $542...............                --          (828)             (828)
                                                                              ------------
Comprehensive Income....................                --            --            17,408
                                              ------------     ---------      ------------
BALANCE, September 30, 2000............       $    108,416     $    (828)     $    910,617
                                              ============     =========      ============


         The accompanying notes are an integral part of these unaudited consolidated statements.

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)

                                                                                                 NINE MONTHS ENDED
                                                                                                   SEPTEMBER 30,
                                                                                                1999            2000
                                                                                                ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)....................................................................   $  (11,652)    $    18,236
    Adjustments to reconcile net income (loss) to net cash flows from operating activities-
        Gain on sale of assets...........................................................         (233)             --
        Gain on sale of broadcast assets related to discontinued operations..............           --         (62,847)
        (Gain) loss on derivative instrument.............................................      (12,302)            296
        Amortization of debt discount....................................................           74              74
        Depreciation of property and equipment...........................................       27,030          29,846
        Amortization of acquired intangible broadcast assets,
          non-compete and consulting agreements and other assets.........................       91,982          89,128
        Amortization of program contract costs and net realizable value adjustments......       61,248          70,799
        Amortization of deferred compensation............................................        1,302             857
        Cumulative adjustment for change in assets held for sale.........................           --          (1,237)
        Loss from equity investments.....................................................          157          10,159
        Deferred tax provision (benefit) related to operations...........................        7,276          (3,906)
        Deferred tax benefit related to sale of broadcast assets
          from discontinued operations...................................................           --          (2,016)
        Decrease in minority interest....................................................          (24)           (546)
        Net effect of change in deferred barter revenues
          and deferred barter costs......................................................         (725)           (135)
      Changes in assets and liabilities, net of effects of acquisitions and dispositions-
        Decrease in accounts receivable, net.............................................       20,485          46,639
        (Increase) decrease in prepaid expenses and other current assets.................           (4)          3,161
        (Decrease) increase in accounts payable and accrued liabilities..................      (17,701)         17,799
        Increase in other long-term liabilities...........................................       4,978           3,869
        Income tax payments related to the sale of broadcast assets......................           --         (99,857)
        Payments on program contracts payable............................................      (59,852)        (72,750)
                                                                                            ----------     -----------
          Net cash flows from operating activities.......................................      112,039          47,569
                                                                                            ----------     -----------
  CASH FLOWS FROM INVESTING ACTIVITIES:
      Acquisition of property and equipment..............................................      (19,048)        (26,640)
      Payments related to acquisitions...................................................     (232,860)        (42,678)
      Proceeds from sale of broadcast assets.............................................       61,771         126,608
      Loans to officers and affiliates...................................................         (673)           (490)
      Repayments of loans to officers and affiliates.....................................        1,481             506
      Equity investments.................................................................      (11,999)         (8,393)
      Distributions from joint venture...................................................           --             229
                                                                                            ----------     -----------
        Net cash flows (used in) from investing activities...............................     (201,328)         49,142
                                                                                            ----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from commercial bank financing..............................................      298,500         468,500
    Repayments of commercial bank  financing.............................................     (195,399)       (471,750)
    Proceeds from exercise of stock options..............................................        1,769              53
    Repurchases of the Company's Class A Company Stock...................................           --         (75,469)
    Dividends paid on Series D Convertible Preferred Stock...............................       (7,763)         (7,763)
    Net proceeds related to equity put option contracts..................................        1,251              --
    Repayments of notes and capital leases to affiliates.................................       (3,975)         (4,627)
                                                                                            ----------     -----------
           Net cash flows from (used in) financing activities............................       94,383         (91,056)
                                                                                            ----------     -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS................................................        5,094           5,655
CASH AND CASH EQUIVALENTS, beginning of period...........................................        3,268          16,408
                                                                                            ----------     -----------
CASH AND CASH EQUIVALENTS, end of period.................................................   $    8,362     $    22,063
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

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Sinclair Broadcast Group, Inc. and all of its consolidated subsidiaries, which are collectively referred to hereafter as "the Company, Companies, Sinclair or SBG." The Company owns or provides programming services pursuant to local marketing agreements (LMAs) to television stations throughout the United States.

INTERIM FINANCIAL STATEMENTS

The consolidated financial statements for the nine months ended September 30, 1999 and 2000 are unaudited, but in the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial position and results of operations, and cash flows for these periods.

As permitted under the applicable rules and regulations of the Securities and Exchange Commission, these financial statements do not include all disclosures normally included with audited consolidated financial statements, and, accordingly, should be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 1999 and for the year then ended. The results of operations presented in the accompanying financial statements are not necessarily representative of operations for an entire year.

DISCONTINUED OPERATIONS

In July 1999, the Company entered into an agreement to sell 46 of its radio stations in nine markets to Entercom Communications Corporation (Entercom) for $824.5 million in cash. In December 1999, the Company completed the sale of 41 of its radio stations in eight markets to Entercom for $700.4 million in cash and recognized a gain net of tax of $192.4 million. The company completed the sale of four of the remaining five radio stations to Entercom in July 2000 for a purchase price of $126.6 million and completed the sale of the remaining radio station in Wilkes-Barre to Entercom in November 2000 for a purchase price of $0.6 million. In addition, in October 2000, the Company completed its sale to Emmis Communications Corporation (Emmis) of the remaining radio stations serving the St. Louis market for a purchase price of $220.0 million.

Based on the Company's strategy to divest its radio broadcasting segment, "Discontinued Operations" accounting has been adopted for the periods presented in the accompanying financial statements and the notes thereto. As such, the results from operations of the radio broadcast segment, net of related income taxes, has been reclassified from income from operations and reflected as income from discontinued operations in the accompanying consolidated statements of operations for all periods presented. In addition, assets and liabilities relating to the radio broadcast segment are reflected in "Broadcast assets related to discontinued operations, net of liabilities" in the accompanying consolidated balance sheets for all periods presented.

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

As of December 31, 1999, broadcast assets held for sale, less current portion, included the assets of KDNL-TV in the St. Louis, Missouri market. The assets were reclassified to the appropriate balance sheet classifications during the second quarter of 2000 as the option to sell these assets was subsequently terminated (see note 2).

RECLASSIFICATIONS

Certain   reclassifications  have  been  made  to  the  prior  period  financial statements to conform with the current period presentation.


2.   CONTINGENCIES AND OTHER COMMITMENTS:

Lawsuits and claims are filed against the Company from time to time in the ordinary course of business. These actions are in various preliminary stages, and no judgments or decisions have been rendered by hearing boards or courts. Management, after reviewing these developments to date with legal cousel, is of the opinion that the outcome of such matters will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

In June 2000, the Company settled its litigation with Emmis and former CEO-designate Barry Baker regarding the sale of its St. Louis broadcast properties. As a result of the settlement, the purchase option of the Company's St. Louis properties has been terminated and a subsequent agreement was entered into whereby the Company would sell its St. Louis radio properties to Emmis. In October 2000, the Company completed the sale of its St. Louis radio properties to Emmis and will retain its St. Louis television station, KDNL-TV.

3.   SUPPLEMENTAL CASH FLOW INFORMATION (IN THOUSANDS):

During the nine months ended September 30, 1999 and 2000, the Company's supplemental cash flow information is as follows:

                                                                                                   NINE MONTHS ENDED
                                                                                                    SEPTEMBER 30,
                                                                                               1999              2000
                                                                                               ----              ----
    Interest payments...............................................................      $   144,419       $    99,216
                                                                                          ===========       ===========
    Subsidiary trust minority interest payments.....................................      $    17,438       $    17,438
                                                                                          ===========       ===========
    Income tax payments.............................................................      $     6,054       $   103,567
                                                                                          ===========       ===========
    Income tax refunds received.....................................................      $     1,057       $     1,117
                                                                                          ===========       ===========
    Capital lease obligations incurred..............................................      $    22,208       $        --
                                                                                          ===========       ===========

4.   EARNINGS PER SHARE:

The basic and diluted earnings per share and related computations are as follows (in thousands, except per share data):

                                                                       THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                          SEPTEMBER 30,                    SEPTEMBER 30,
                                                                      1999               2000           1999          2000
                                                                      ----               ----           ----          ----
Weighted-average number of common shares ...................              96,575           90,358      96,511        91,869
Diluted effect of outstanding stock options ...............                  267              133          99            28
Diluted effect of conversion of preferred shares ..........                  107               --         108            --
                                                                  --------------    -------------   ---------    ----------

Diluted weighted-average number of common and common
    equivalent shares outstanding .........................               96,949           90,491      96,718        91,897
                                                                  ==============    =============    ========    ==========

Net loss from continuing operations .......................       $      (16,898)   $     (20,613)   $(23,839)  $   (24,489)
                                                                  ==============    =============    ========    ==========
Net income from discontinued operations, including
   gain on sale of broadcast assets related to discontinued
   operations .............................................       $        5,557    $      39,460    $ 12,187  $     42,725
                                                                  ==============    =============    ========    ==========
Net income (loss) .........................................       $      (11,341)   $      18,847    $(11,652) $     18,236
Preferred stock dividends payable .........................               (2,588)          (2,588)     (7,763)       (7,763)
                                                                  --------------    -------------   ---------    ----------
Net income (loss) available to common stockholders ........       $      (13,929)   $      16,259    $(19,415)  $    10,473
                                                                  ==============    =============    ========    ==========

BASIC EARNINGS PER SHARE:
Loss per share from continuing operations .................       $        (0.20)   $       (0.26)   $  (0.33)   $    (0.35)
                                                                  ==============    =============    ========    ==========
Earnings per share from discontinued operations ...........       $         0.06    $        0.44    $   0.13    $     0.47
                                                                  ==============    =============    ========    ==========
Earnings (loss) per common share ..........................       $        (0.14)   $        0.18    $  (0.20)   $     0.11
                                                                  ==============    =============    ========    ==========

DILUTED EARNINGS PER SHARE:
Loss per share from continuing operations..................       $        (0.20)   $       (0.26)   $  (0.33)   $    (0.35)
                                                                  ==============    =============    ========    ==========
Earnings per share from discontinued operations ...........       $         0.06    $        0.44    $   0.13    $     0.46
                                                                  ==============    =============    ========    ==========
Earnings (loss) per common share ..........................       $        (0.14)   $        0.18    $  (0.20)   $     0.11
                                                                  ==============    =============    ========    ==========

5.   ACQUISITION:

In February 1998, the Company entered into a Stock Purchase Agreement with Montecito Broadcasting Corporation (Montecito) and its stockholders to acquire all of the outstanding stock of Montecito, which owns the FCC License for television broadcast station KFBT-TV. The FCC granted approval of the transaction and the Company completed the purchase of the outstanding stock of Montecito on April 18, 2000 for a purchase price of $33.0 million.

6.       INTEREST RATE DERIVATIVE AGREEMENTS:

The Company estimates the fair value to retire these instruments at September 30, 2000 to be $4.3 million. The approximate fair value of the interest rate hedging derivative instruments is estimated by obtaining quotations from the financial institutions which are a party to the Company's derivative contracts (the Banks). The fair value is an estimate of the net amount that the Company would pay at September 30, 2000 if the contracts were transferred to other parties or canceled by the Banks. Based on the Company's currently hedged position at September 30, 2000, $1.7 billion or 93% of the Company's outstanding indebtedness is hedged.

7.       TREASURY OPTION DERIVATIVE INSTRUMENT:

In August 1998, the Company entered into a treasury option derivative contract (the Option Derivative). The Option Derivative contract provides for 1) an option exercise date of September 27, 2000, 2) a notional amount of $300 million and 3) a five-year treasury strike rate of 6.14%. Upon the execution of the Option Derivative contract in 1998, the Company received a cash payment representing an option premium of $9.5 million which was recorded in "Other long-term liabilities" in the accompanying consolidated balance sheets. The Company adjusted its liability to the present value of the future payments of the settlement amounts based on the forward five-year treasury rate at the end of each accounting period.

On September 27, 2000, the yield in the five year treasury rate was 5.906% resulting in a loss of $0.3 million for the nine months ended September 30, 2000. In addition, the Company made a cash settlement payment of $3.0 million upon the expiration of the Option Derivative contract which is equal to the notional amount of $300 million multiplied by the strike rate (6.14%) less the settlement rate (5.906%) discounted over a five-year period. The Company realized a $6.4 million cash profit over the life of the transaction.

8.       SUBSEQUENT EVENT:

In August 2000, the Company entered into an agreement to purchase the stock of Grant Television, Inc. (Grant), the owner of WNYO-TV in Buffalo, New York for a purchase price of $51.5 million. In October 2000, the Company completed the stock acquisition of Grant, obtaining the non-license assets of WNYO-TV and began programming the television station under a time brokerage agreement. The Company will complete the purchase of the license and related assets of WNYO-TV upon FCC approval.

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

The following table sets forth certain operating data for the three months and nine months ended September 30, 1999 and 2000:

OPERATING DATA (dollars in thousands):

                                                      THREE MONTHS                   NINE MONTHS
                                                   ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                                   1999           2000           1999           2000
                                                   ----           ----           ----           ----

Net broadcast revenues (a) ...................   $ 160,880     $ 173,984     $ 484,235     $ 527,522
Barter revenues ..............................      15,231        13,205        44,855        43,122
                                                 ---------     ---------     ---------     ---------
Total revenues ...............................     176,111       187,189       529,090       570,644
                                                 ---------     ---------     ---------     ---------

Operating costs (b) ..........................      71,738        76,971       203,596       238,008
Expenses from barter arrangements ............      14,101        12,093        41,098        39,048
Depreciation, amortization and stock-based
   compensation (c) ..........................      52,354        60,604       164,546       184,085
                                                 ---------     ---------     ---------     ---------
Broadcast operating income ...................      37,918        37,521       119,850       109,503
Interest expense .............................     (45,344)      (38,625)     (132,622)     (113,475)
Subsidiary trust minority interest expense (d)      (5,813)       (5,813)      (17,438)      (17,438)
Interest and other income (expense) ..........         962          (181)        2,886           287
Loss from equity investments .................        (167)       (8,307)         (157)      (10,159)
Unrealized gain (loss) on derivative
   instrument.................................         716          (300)       12,302          (296)
Gain on sale of assets .......................         233            --           233            --
                                                 ---------     ---------     ---------     ---------
Loss before income taxes .....................     (11,495)      (15,705)      (14,946)      (31,578)
Income tax benefit (provision) ...............      (5,403)       (4,908)       (8,893)        7,089
                                                 ---------     ---------     ---------     ---------
Net loss from continuing operations ..........     (16,898)      (20,613)      (23,839)      (24,489)
Net income from discontinued operations,
  net of taxes ...............................       5,557         1,475        12,187         4,740
Gain on sale of broadcast assets related  to
  discontinued operations, net of taxes ......          --        37,985            --        37,985
                                                 ---------     ---------     ---------     ---------
Net income (loss) ............................   $ (11,341)    $  18,847     $ (11,652)    $  18,236
                                                 =========     =========     =========     =========
Net income (loss) available to
  common stockholders ........................   $  13,929     $  16,259     $ (19,415)    $  10,473
                                                 =========     =========     =========     =========

Other Data:
       Broadcast Cash Flow (e) ...............   $  76,460     $  79,502     $ 238,650     $ 237,750
       Broadcast Cash Flow margin (f) ........        47.5%         45.7%         49.3%         45.1%
       Adjusted EBITDA (g) ...................   $  71,096     $  74,785     $ 224,544     $ 220,838
       Adjusted EBITDA margin (f) ............        44.2%         43.0%         46.4%         41.9%
       After tax cash flow (h) ...............   $  27,970     $  37,017     $  97,040     $  97,881
       Program contract payments .............      19,176        23,340        59,852        72,750
       Corporate expense .....................       5,364         4,717        14,106        16,912
       Capital expenditures ..................       7,478        11,606        19,048        26,640
       Cash flows from operating activities ..      39,537        67,301       112,039        47,569
       Cash flows (used in) from investing
         activities ..........................     (87,034)      104,122      (201,328)       49,142
       Cash flows from (used in)
          financing activities ...............      46,260      (153,505)       94,383       (91,056)

a) "Net broadcast revenue" is defined as broadcast revenue net of agency commissions.

b) "Operating costs" include program and production expenses and selling, general and administrative expenses.

c) Depreciation, amortization and stock-based compensation includes amortization of program contract costs and net realizable value adjustments, depreciation of property and equipment, stock-based compensation, and amortization of acquired intangible broadcast assets and other assets including amortization of deferred financing costs.

d) "Subsidiary trust minority interest expense" represents distributions on the HYTOPS.

e) "Broadcast cash flow" (BCF) is defined as broadcast operating income plus corporate overhead expense, depreciation and amortization (including film amortization and amortization of deferred compensation), stock-based compensation, cumulative adjustment for change in assets held for sale and minus cash payments for program rights. Cash program payments represent cash payments made for current programs payable and do not necessarily correspond to program usage. We have presented BCF data, which we believe is comparable to the data provided by other companies in the industry, because such data are commonly used as a measure of performance for broadcast companies. However, BCF does not purport to represent cash provided by operating activities as reflected in our consolidated statements of cash flows, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. Management believes the presentation of BCF is relevant and useful because 1) BCF is a measurement utilized by lenders to measure our ability to service our debt,
     2) BCF is a measurement utilized by industry analysts to determine a private market value of our television stations, and 3) BCF is a measurement industry analysts utilize when determining our operating performance.

f) "Broadcast cash flow margin" is defined as broadcast cash flow divided by net broadcast revenues. "Adjusted EBITDA margin" is defined as Adjusted EBITDA divided by net broadcast revenues.

g) "Adjusted EBITDA" is defined as broadcast cash flow less corporate expenses and is a commonly used measure of performance for broadcast companies. Adjusted EBITDA does not purport to represent cash provided by operating activities as reflected in our consolidated statements of cash flows, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. Management believes the presentation of Adjusted EBITDA is relevant and useful because 1) Adjusted EBITDA is a measurement utilized by lenders to measure our ability to service our debt, 2) Adjusted EBITDA is a measurement utilized by industry analysts to determine a private market value of our television stations, and 3) Adjusted EBITDA is a measurement industry analysts utilize when determining our operating performance.

h) "After tax cash flow" (ATCF) is defined as net income (loss) available to common stockholders plus depreciation and amortization (excluding film amortization), stock-based compensation, the loss from equity investments, the cumulative adjustment for change in assets held for sale, and the deferred tax provision (or minus the deferred tax benefit) and minus the unrealized gain (or plus the unrealized loss) on the derivative instrument. ATCF is presented here not as a measure of operating results and does not purport to represent cash provided by operating activities. ATCF should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. Management believes the presentation of ATCF is relevant and useful because
     1) ATCF is a measurement utilized by lenders to measure our ability to service our debt, 2) ATCF is a measurement utilized by industry analysts to determine a private market value of our television stations, and 3) ATCF is a measurement analysts utilize when determining our operating performance.

RESULT OF OPERATIONS

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Net broadcast revenues increased to $174.0 million for the three months ended September 30, 2000 from $160.9 million for the three months ended September 30, 1999, or 8.1%. Net broadcast revenues increased to $527.5 million for the nine months ended September 30, 2000 from $484.2 million for the nine months ended September 30, 1999 or 8.9%. The increase in net broadcast revenues for the three months ended September 30, 2000 comprised $5.3 million related to the acquisition of television stations consummated by us in March 2000 (the 2000 Transactions) and $7.8 million related to an increase in net broadcast revenues on a same station basis, which increased by 4.8%. The increase in net broadcast revenues for the nine months ended September 30, 2000 comprised $18.5 million related to the television stations acquired in 1999 and the 2000 Transactions (collectively, the 1999 and 2000 Transactions) and $24.8 million related to an increase in net broadcast revenues on a same station basis, which increased by 5.3%. The increase in net broadcast revenues on a same station basis for the three and nine months ended September 30, 2000 as compared to the three and nine months ended September 30, 1999 primarily resulted from an increase in revenues from our WB affiliates and an increase in political advertising revenues.

Operating costs increased to $77.0 million for the three months ended September 30, 2000 from $71.7 million for the three months ended September 30, 1999, or 7.4%. Operating costs increased to $238.0 million for the nine months ended September 30, 2000, from $203.6 million for the nine months ended September 30, 1999, or 16.9%. The increase in operating costs for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999 comprised $3.5 million related to the 2000 Transactions, and $2.4 million in operating costs on a same station basis, which increased 3.7%, offset by $0.6 million related to a decrease in corporate overhead expenses. The increase in operating costs for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999 comprised $11.7 million related to the 1999 and 2000 Transactions, $2.8 million related to an increase in corporate overhead expenses, and $19.9 million related to an increase in operating costs on a same station basis, which increased 11.2%. The increase in operating costs on a same station basis primarily resulted from costs incurred during the three and nine months ended September 30, 2000 related to our agreements with the Fox and WB networks which were not incurred in the same periods in 1999. Our payments to the Fox network related to our purchase of additional prime time inventory and our payments to the WB network related to our agreement with the network which requires us to make compensation payments as revenues and ratings increase. We expect to incur these costs in future periods. In addition, we experienced an increase in commission rates due to an increase in the number of local account executives during the quarter. The increased number of account executives is part of our strategy to increase the percentage of our revenues derived from local advertising. Corporate overhead expenses increased for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999 due to an increase in costs related to our internet business development and digital television technology investments which were not incurred during the same period in 1999.

Depreciation and amortization increased $8.2 million to $60.6 million for the three months ended September 30, 2000 from $52.4 million for the three months September 30, 1999. Depreciation and amortization increased $19.6 million to $184.1 million for the nine months ended September 30, 2000 from $164.5 million for the nine months ended September 30, 1999. The increase in depreciation and amortization for the three and nine months ended September 30, 2000 as compared to the three and nine months ended September 30, 1999 was related to property additions associated with businesses acquired during 1999 and 2000 and program contract additions related to our investment to upgrade our programming.

Broadcast operating income decreased $0.4 million to $37.5 million for the three months ended September 30, 2000, from $37.9 million for the three months ended September 30, 1999, or 1.1%. Broadcast operating income decreased $10.4 million to $109.5 million for the nine months ended September 30, 2000 from $119.9 million for the nine months ended September 30, 1999, or 8.7%. The net decrease in broadcast operating income for the three and nine months ended September 30, 2000 as compared to the three and nine months ended September 30, 1999 was primarily attributable to an increase in operating costs and depreciation and amortization offset by an increase in net broadcast revenues as noted above.

Interest expense decreased to $38.6 million for the three months ended September 30, 2000 from $45.3 million for the three months ended September 30, 1999, or 14.8%. Interest expense decreased to $113.5 million for the nine months ended September 30, 2000 from $132.6 million for the nine months ended September 30, 1999, or 14.4%. The decrease in interest expense for the three months and nine months ended September 30, 2000 resulted from the reduction of our indebtedness using the proceeds from the disposition of our radio broadcast assets in December 1999 and July 2000.

Interest and other income/expense decreased to an expense of $0.2 million for the three months ended September 30, 2000 from income of $1.0 million for the three months ended September 30, 1999. Interest and other income decreased to $0.3 million for the nine months ended September 30, 2000 from $2.9 million for the nine months ended September 30, 1999. These decreases were primarily due to a net loss of approximately $0.9 million for the three months ended September 30, 2000 and $1.6 million for the nine months ended September 30, 2000 from our internet operations and the decrease in average cash balances for the three and nine month periods ended September 30, 2000 when compared to the same period in 1999.

Loss from equity investments increased to $8.3 million for the three months ended September 30, 2000 from $0.2 million for the three months ended September 30, 1999. Loss from equity investments increased to $10.2 million for the nine months ended September 30, 2000 from $0.2 million for the nine months ended September 30, 1999. These increases in loss from equity investments are primarily related to a loss of $8.3 million recognized in the third quarter of 2000 as a result of the write-off of our investment in Acrodyne Communications, Inc. (Acrodyne), of which we hold a 35% equity interest. Acrodyne, which manufactures transmitters and other broadcast equipment, announced in August 2000 that they would be restating their financial results for the year ended December 31, 1999 and each subsequent interim period ended in 2000 due to an overstatement of inventory balances and gross profits for these periods. Acrodyne was delisted from NASDAQ as they have not yet completed these restatements. No assurance can be made that we will not incur future losses related to our investment in Acrodyne.

Income tax provision decreased to $4.9 million for the three months ended September 30, 2000 from $5.4 million for the three months ended September 30, 1999. Income tax benefit was $7.1 million for the nine months ended September 30, 2000 compared to an income tax provision of $8.9 million for the nine months ended September 30, 1999. Our effective tax rate decreased to a benefit of 22.4% for the nine months ended September 30, 2000 from a provision of 59.5% for the nine months ended September 30, 1999. The decrease in the effective tax rate for the nine months ended September 30, 2000 as compared the nine months ended September 30, 1999 resulted from the current year's projected permanent differences between book and tax income being a lower percentage of pre-tax loss for 2000, as compared to 1999.

Net income from discontinued operations, net of taxes decreased to $1.5 million for the three months ended September 30, 2000 from $5.6 million for the three months ended September 30, 1999. Net income from discontinued operations, net of taxes decreased to $4.7 million for the nine months ended September 30, 2000 from $12.2 million for the nine months ended September 30, 1999. The decrease in net income from discontinued operations, net of taxes for the three and nine months ended September 30, 2000 as compared to the three and nine months ended September 30, 1999 primarily resulted from the disposition of our radio broadcast assets in December 1999 and July 2000.

Net income available to common stockholders for the three months ended September 30, 2000 was $16.3 million or $0.18 per share compared to net loss available to common stockholders of $13.9 million or $0.14 per share for the three months ended September 30, 1999. Net income available to common stockholders for the nine months ended September 30, 2000 was $10.5 million or $0.11 per share compared to net loss available to common stockholders of $19.4 million or $0.20 per share. Net income/loss available to common stockholders increased for the three and nine months ended September 30, 2000 as compared to the three and nine months ended September 30, 1999 due to an increase in total revenues, a reduction of interest expense, a decrease in the income tax effect and the recognition of a gain in the sale of our radio stations, offset by an increase in operating expenses, depreciation and amortization, a decrease in the unrealized gain on the treasury option derivative and a decrease in net income from discontinued operations.

The net deferred tax liability decreased to $222.2 million as of September 30, 2000 from $228.7 million at December 31, 1999. This decrease is primarily due to the increase in our current net deferred tax asset as of September 30, 2000 as compared to December 31, 1999 which primarily resulted from the anticipation that the pre-tax loss and related current deferred tax asset recorded for the nine months ended September 30, 2000 will be used to offset future taxable income during the current year.

Broadcast cash flow increased to $79.5 million for the three months ended September 30, 2000 from $76.5 million for the three months ended September 30, 1999, or 3.9%. Broadcast cash flow decreased to $237.8 million for the nine months ended September 30, 2000 from $238.7 million for the nine months ended September 30, 1999, or 0.4%. The increase in broadcast cash flow for the three months ended September 30, 2000 was comprised of an increase of $1.6 million related to broadcast cash flow on a same station basis, which increased by 2.1%, and an increase of $1.4 million related to the 2000 Transactions. The decrease in broadcast cash flow for the nine months ended September 30, 2000 was comprised of a decrease of $6.1 million related to broadcast cash flow on a same station basis, which decreased by 2.6%, offset by an increase of $5.2 million related to the 1999 and 2000 Transactions. The increase in broadcast cash flow on a same station basis for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999 primarily resulted from an increase in net broadcast revenues offset by an increase in operating expenses and program contract payments related to our investment to upgrade our television programming. The decrease in broadcast cash flow on a same station basis for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999 primarily resulted from an increase in operating expenses and the increase in program contract payments related to our investment to upgrade our television programming offset by an increase in net broadcast revenues. Our investment in television programming caused our Broadcast Cash Flow Margin to decrease to 45.7% for the three months ended September 30, 2000 from 47.5% for the three months ended September 30, 1999 and to 45.1% for the nine months ended September 30, 2000 from 49.3% for the nine months ended September 30, 1999.

Adjusted EBITDA increased to $74.8 million for the three months ended September 30, 2000 from $71.1 million for the three months ended September 30, 1999, or 5.2%. Adjusted EBITDA decreased to $220.8 million for the nine months ended September 30, 2000 from $224.5 million for the nine months ended September 30, 1999, or 1.6%. The increase in Adjusted EBITDA for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999 primarily resulted from an increase in broadcast cash flow combined with a slight decrease in corporate overhead expense. The decrease in Adjusted EBITDA for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999 primarily resulted from the increase in program contract payments combined with an increase in corporate overhead expenses. For the reasons noted above, our Adjusted EBITDA margin decreased to 43.0% for the three months ended September 30, 2000 from 44.2% for the three months ended September 30, 1999 and to 41.9% for the nine months ended September 30, 2000 from 46.4% for the nine months ended September 30, 1999.

After tax cash flow increased to $37.0 million for the three months ended September 30, 2000 from $28.0 million for the three months ended September 30, 1999, or 32.1%. After tax cash flow increased to $97.9 million for the nine months ended September 30, 2000 from $97.0 million for the nine months ended September 30, 1999, or 1.0%. The increase in After Tax Cash Flow for the three and nine months ended September 30, 2000 as compared to the three and nine months ended September 30, 1999 primarily resulted from an increase in net broadcast revenues, a decrease in interest expense, and a decrease in current taxes offset by an increase in amortization of program contract costs related to our investment to upgrade our television programming and a decrease in earnings from discontinued operations resulting from the disposition of 41 radio stations in December 1999 and four radio stations in July 2000.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash provided by operations and availability under the 1998 Bank Credit Agreement. As of September 30, 2000, we had $22.1 million in cash balances and working capital of approximately $56.7 million. As of September 30, 2000, the remaining balance available under the Revolving Credit Facility was $644.0 million. Based on pro forma trailing cash flow levels for the twelve months ended September 30, 2000, the Company had approximately $246.2 million available of current borrowing capacity under the Revolving Credit Facility.

We closed on the sale of four radio stations in Kansas City, Missouri in July 2000 for a purchase price of $126.6 million. In October 2000, we closed on the sale of our radio stations in the St. Louis market for a purchase price of $220.0 million and on the purchase of the stock of Grant Television, Inc., including the non-license assets of WNYO-TV in Buffalo, New York together with a $3.2 million note receivable issued by the company that holds the license assets, for a purchase price of $48.0 million. In November 2000, we closed on the sale of our radio station in Wilkes-Barre, Pennsylvania for purchase price of $0.6 million. These transactions are expected to generate net after-tax proceeds of approximately $229 million. We intend to use the after-tax proceeds of these sales initially to repay bank debt, but we may subsequently re-borrow the money to finance our share repurchase program or to fund other investments and acquisitions.

Net cash flows used in operating activities was $47.6 million for the nine months ended September 30, 2000 as compared to net cash flows from operating activities of $112.0 million for the nine months ended September 30, 1999. We made income tax payments of $103.6 million for the nine months ended September 30, 2000 as compared to $6.1 million for the nine months ended September 30, 1999. This increase in income tax payments was primarily due to income tax payments of $99.9 million made in connection with the sale of our radio broadcast assets in December 1999. We made interest payments on outstanding indebtedness and payments for subsidiary trust minority interest expense totaling $116.7 million during the nine months ended September 30, 2000 as compared to $161.9 million for the nine months ended September 30, 1999. The reduction of interest payments for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999 primarily related to the reduction of our indebtedness as a result of the disposition of our radio broadcast assets in December 1999 and July 2000. Program rights payments increased to $72.8 million for the nine months ended September 30, 2000 from $59.9 million for the nine months ended September 30, 1999. This increase in program rights payments was comprised of $1.9 million related to the 1999 and 2000 Transactions and $11.0 million related to an increase in programming costs on a same station basis, which increased 18.5%. This increase in program rights payments resulted from our investment to upgrade our television programming.

Net cash flows from investing activities were $49.1 million for the nine months ended September 30, 2000 as compared to net cash flows used in investing activities of $201.3 million for the nine months ended September 30, 1999. For the nine months ended September 30, 2000, we made cash payments of approximately $42.7 million related to the acquisition of television broadcast assets and received cash proceeds of $126.6 million related to the sale of broadcast assets. During the nine months ended September 30, 2000, we made equity investments of approximately $8.4 million. The Company made payments for property and equipment of $26.6 million for the nine months ended September 30, 2000. In addition, we anticipate that future requirements for capital expenditures will include capital expenditures incurred during the ordinary course of business, including costs related to our conversion to digital television and additional strategic station acquisitions and equity investments if suitable investments can be identified on acceptable terms. We expect to fund such capital expenditures with cash generated from operating activities and funding from our Revolving Credit Facility.

Net cash flows used in financing activities were $91.1 million for the nine months ended September 30, 2000 as compared to net cash flows from financing activities of $94.4 million for the nine months ended September 30, 1999. During the nine months ended September 30, 2000, we repaid $471.8 million under the Term Loan Facility and utilized borrowings under the Revolving Credit Facility of $468.5 million. In addition, we repurchased 7.7 million shares of our Class A Common Stock for $75.5 million during the nine months ended September 30, 2000.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

CHANGE IN MARKET RISK

As noted above, our results for the nine months ended September 30, 2000 included recognition of a loss of $0.3 million on a treasury option derivative instrument. Upon execution of the treasury option derivative instrument during 1998, we received a cash payment of $9.5 million. The treasury option derivative instrument required us to make five annual payments equal to the difference between the strike price of 6.14% minus the interest rate yield on five-year treasury securities on September 27, 2000 (5.906%) times the $300 million notional amount of the instrument.

Upon the termination of the treasury option derivative instrument, we made a one-time cash settlement payment of $3.0 million which was equal to the difference between the strike price (6.14%) and the settlement rate (5.906%) multiplied by the $300 million notional amount of the instrument discounted over a five-year period. We realized a $6.4 million cash profit over the life of the transaction.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

EXHIBIT
NUMBER              DESCRIPTION
------              -----------

10.1 Stock purchase agreement by and among Sinclair Communications, Inc. and the sole stockholders of Grant Television, Inc. and Grant Television, Inc.

27       Financial Data Schedule

B)       REPORTS ON FORM 8-K

         None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized in the city of Baltimore, Maryland on the 14th day of November 2000.



                                          SINCLAIR BROADCAST GROUP, INC.


                                          by:      /s/  Patrick J. Talamantes
                                                   -----------------------------
                                                   Patrick J. Talamantes
                                                   Chief Financial Officer