Form 10-K405
period 2000-12-31
SINCLAIR BROADCAST GROUP INC
filed 2001-03-30
CIK 912752

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED                      COMMISSION FILE NUMBER: 000-26076
DECEMBER 31, 2000
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

              (Registrant's telephone number, including area code)
                     --------------------------------------
        Securities registered pursuant to Section 12 (b) of the Act: None
          Securities registered pursuant to Section 12 (g) of the Act:
                 Class A common stock, par value $.01 per share
               Series D preferred stock, par value $.01 per share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this report, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Based on the closing sales price of $7.375 per share as of March 26, 2001, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $294.4 million.

     As of March 26, 2001, there were 39,920,877 shares of class A common stock, $.01 par value; 44,838,828 shares of class B common stock, and 3,450,000 shares of series D preferred stock, $.01 par value, convertible into 7,561,644 shares of class A common stock of the registrant issued and outstanding.

     In addition, 2,000,000 shares of $200 million aggregate liquidation value of 11 5/8% High Yield Trust Offered Preferred Securities of Sinclair Capital, a subsidiary trust of Sinclair Broadcast Group, Inc., are issued and outstanding.

                      Documents Incorporated by Reference

     Portions of the definitive proxy statement to be delivered to shareholders in connection with the 2001 annual meeting of shareholders are incorporated by reference into Part III.

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

ITEM 1. BUSINESS

     We are a diversified television broadcasting company that owns or provides programming services pursuant to local marketing agreements (LMAs) to more television stations than all but one other commercial broadcasting group in the United States. We currently own and operate, or provide programming services pursuant to LMAs to, 62 television stations in 40 markets. In markets where duopolies are permitted, we have entered into agreements to acquire the License Assets of stations we have been programming pursuant to LMAs. Upon completion of all pending acquisitions, we will own duopolies in 11 markets and operate a second station pursuant to an LMA in eight markets. During 1999, we sold the majority of our radio stations and during 2000 sold our remaining 11 radio stations. In addition, we own equity interests in several Internet-related companies and own an equity interest and have a strategic alliance with a manufacturer of transmitters and other broadcast equipment.

     The 62 television stations that we own and operate, or program pursuant to LMAs are located in 40 geographically diverse markets, with 33 of the stations in the top 47 television designated market areas (DMAs) in the United States. Our television station group is diverse in network affiliation with 20 stations affiliated with Fox Broadcasting Company (Fox), 21 with The WB Television Network (WB), seven with ABC, six with United Paramount Television Network Partnership (UPN), four with NBC and three with CBS. One station operates as an independent.

     In July 1999, we entered into an agreement to sell 46 of our radio stations in nine markets to Entercom Communications Corporation (Entercom) for $824.5 million in cash (adjusted for closing costs). In December 1999, we completed the sale of 41 of our radio stations in eight markets to Entercom for $700.4 million in cash and recognized a gain net of tax of $192.4 million. We completed the sale of four of the remaining five radio stations to Entercom in July 2000 for a purchase price of $126.6 million and completed the sale of the remaining radio station in Wilkes-Barre to Entercom in November 2000 for a purchase price of $0.6 million. In addition, in June 2000, we entered into an agreement to sell, and in October 2000, we completed the sale to Emmis Communications Corporation (Emmis) of the remaining radio stations serving the St. Louis market for a purchase price of $220.0 million.

     We underwent rapid and significant growth from 1991 to 2000, most of which occurred prior to the end of 1999. Since 1991, we have increased the number of television stations we own or provide services to from three television stations to 62 television stations. From 1991 to 2000, net broadcast revenues and Adjusted EBITDA [as defined in Item 6, Statement of Operations Data, note (g)], increased from $39.7 million to $727.0 million, and from $15.5 million to $316.4 million, respectively.

     We are a Maryland corporation formed in 1986. Our principal offices are located at 10706 Beaver Dam Road, Cockeysville, MD 21030, and our telephone number is (410) 568-1500.

TELEVISION BROADCASTING

     We own and operate, provide programming services to, or have agreed to acquire the following television stations:

                                                                                               NUMBER OF
                                                                                               COMMERCIAL             EXPIRATION
                                       MARKET                                                 STATIONS IN    STATION    DATE OF
                    MARKET            RANK (A)  STATIONS   STATUS (B)  CHANNEL  AFFILIATION  THE MARKET (C)  RANK (D) FCC LICENSE
                    ------            --------  --------   ----------  -------  -----------  --------------  -------- -----------
Minneapolis/St. Paul, Minnesota ....     13       KMWB         O&O       23          WB             7           6         4/1/06
Tampa, Florida .....................     14       WTTA         LMA       38          WB            10           6         2/1/05
Sacramento, California .............     19       KOVR         O&O       13          CBS            6           3        12/1/06
Pittsburgh, Pennsylvania ...........     20       WPGH         O&O       53          FOX            8           4         8/1/07
                                                  WCWB       LMA (e)     22          WB                         5         8/1/07
St. Louis, Missouri ................     22       KDNL         O&O       30          ABC            6           4         2/1/06
Baltimore, Maryland ................     24       WBFF         O&O       45          FOX            6           5        10/1/04
                                                  WNUV         LMA       54          WB                         4        10/1/04
Indianapolis, Indiana ..............     26       WTTV         O&O        4          WB             7           5         8/1/05
                                                  WTTK         O&O       29          WB                         4(f)      8/1/05
Raleigh-Durham, North Carolina .....     29       WLFL         O&O       22          WB             7           6        12/1/04
                                                  WRDC       LMA (g)     28          UPN                        5        12/1/04
Kansas City, Missouri ..............     30       KSMO         O&O       62          WB             7           5         2/1/06
Nashville, Tennessee ...............     31       WZTV       LMA (h)     17          FOX            6           4         8/1/05
                                                  WUXP       LMA (i)     30          UPN                        5         8/1/05
Cincinnati, Ohio ...................     32       WSTR         O&O       64          WB             6           5        10/1/05
Milwaukee, Wisconsin ...............     33       WCGV         O&O       24          UPN            6           6        12/1/05
                                                  WVTV       LMA (g)     18          WB                         5        12/1/05
Columbus, Ohio .....................     34       WSYX         O&O        6          ABC            5           3        10/1/05
                                                  WTTE       LMA         28          FOX                        4        10/1/05
Asheville, North Carolina and
   Greenville/Spartanburg/
   Anderson, South Carolina ........     35       WBSC       LMA (g)     40          WB             6           5        12/1/04
                                                  WLOS         O&O       13          ABC            6           3        12/1/04
San Antonio, Texas .................     37       KABB         O&O       29          FOX            8           4         8/1/98(j)
                                                  KRRT       LMA (g)     35          WB                         6         8/1/98(j)
Birmingham, Alabama ................     39       WTTO         O&O       21          WB             8           5         4/1/05
                                                  WABM       LMA (g)     68          UPN                        7         4/1/05
                                                  WDBB       LMA (k)     17          WB                         7         4/1/05
Norfolk, Virginia ..................     41       WTVZ         O&O       33          WB             8           5        10/1/04
Buffalo, New York ..................     44       WUTV       LMA (h)     29          FOX            7           4         6/1/07
                                                  WNYO       LMA (l)     49          WB                         5         6/1/07
Oklahoma City, Oklahoma ............     45       KOCB         O&O       34          WB             9           4         6/1/06
                                                  KOKH       LMA (m)     25          FOX                        5         6/1/06
Greensboro/Winston-Salem,
   Salem/Highpoint,
   North Carolina ..................     47       WXLV       LMA (h)     45          ABC            7           4        12/1/04
                                                  WUPN       LMA (n)     48          UPN            7           6        12/1/04
Las Vegas, Nevada ..................     51       KVWB         O&O       21          WB             9           5        10/1/06
                                                  KFBT         O&O       33         IND (o)                     6        10/1/06
Dayton, Ohio .......................     55       WKEF         O&O       22          NBC            5           3        10/1/05
                                                  WRGT         LMA       45          FOX                        4        10/1/05
Richmond, Virginia .................     60       WRLH       LMA (h)     35          FOX            5           4        10/1/04
Charleston and Huntington,
   West Virginia ...................     61       WCHS         O&O        8          ABC            5           5        10/1/04
                                                  WVAH         LMA       11          FOX                        4        10/1/04
Mobile, Alabama and
   Pensacola, Florida ..............     62       WEAR         O&O        3          ABC            6           2         2/1/05
                                                  WFGX         LMA       35          WB                         6         2/1/05
Flint/Saginaw/Bay City,
   Michigan ........................     64       WSMH         O&O       66          FOX            4           4        10/1/05
Lexington, Kentucky ................     66       WDKY         O&O       56          FOX            5           4         8/1/05
Des Moines, Iowa ...................     70       KDSM         O&O       17          FOX            4           4         2/1/06
Paducah, Kentucky/
   Cape Girardeau, Missouri ........     73       KBSI         O&O       23          FOX            5           4         2/1/06
                                                  WDKA         LMA       49          WB                         5         8/1/05
Rochester, New York ................     74       WUHF         LMA       31          FOX            5           4         6/1/07
Portland, Maine ....................     79       WGME         O&O       13          CBS            5           2         4/1/07

                                                                                               NUMBER OF
                                                                                               COMMERCIAL             EXPIRATION
                                       MARKET                                                 STATIONS IN    STATION    DATE OF
                    MARKET            RANK (A)  STATIONS   STATUS (B)  CHANNEL  AFFILIATION  THE MARKET (C)  RANK (D) FCC LICENSE
                    ------            --------  --------   ----------  -------  -----------  --------------  -------- -----------
Syracuse, New York .................     80       WSYT         O&O       68          FOX            5           4         6/1/07
                                                  WNYS         LMA       43          WB                         5         6/1/07
Springfield/Champaign, Illinois ....     83       WICS         O&O       20          NBC            6           2        12/1/05
                                                  WICD         O&O       15          NBC                        2        12/1/05
Madison, Wisconsin .................     84       WMSN       LMA (h)     47          FOX            6           4        12/1/05
Cedar Rapids, Iowa .................     89       KGAN         O&O        2          CBS            6           3         2/1/06
Tri-Cities, Tennessee ..............     93       WEMT         O&O       39          FOX            5           4         8/1/05
Charleston, South Carolina .........    103       WMMP         O&O       36          UPN            6           5        12/1/04
                                                  WTAT         LMA       24          FOX                        4        12/1/04
Springfield, Massachusetts .........    105       WGGB         O&O       40          ABC            3           2         4/1/07
Tyler-Longview, Texas ..............    108       KETK       O&O (p)     56          NBC            5           2         8/1/06
Tallahassee, Florida ...............    110       WTWC         O&O       40          NBC            5           3         2/1/05
Peoria/Bloomington, Illinois .......    112       WYZZ         O&O       43          FOX            6           4        12/1/05


-------------------
(a) Rankings are based on the relative size of a station's DMA among the 211 generally recognized DMAs in the United States as estimated by Nielsen.
(b) "O & O" refers to stations that we own and operate. "LMA" refers to stations to which we provide programming services pursuant to a local marketing agreement.
(c) Represents the number of television stations designated by Nielsen as "local" to the DMA, ex cluding public television stations and stations that do not meet the minimum Nielsen reporting standards (weekly cumulative audience of at least 0.1%) for the Sunday-Saturday, 6:00 a.m. to 2:00 a.m. time period.
(d) The rank of each station in its market is based upon the November 2000 Nielsen estimates of the percentage of persons tuned to each station in the market from 6:00 a.m. to 2:00 a.m., Sunday-Saturday.
(e) The License Assets for this station are currently owned by WPTT, Inc., and we intend to acquire these assets upon FCC approval.
(f) WTTK, a satellite of WTTV under the Federal Communications Commission (FCC) rules, simulcasts all of the programming aired on WTTV and the station rank applies to the combined viewership of these stations.
(g) The License Assets for these stations are currently owned by Glencairn, Ltd. or one of its subsidiaries and we intend to acquire these assets upon FCC approval.
(h) The License Assets for these stations are currently owned by Sullivan Broadcasting Company II, Inc. and we intend to acquire these assets upon FCC approval.
(i) The License Assets for this station are currently owned by Mission Broadcasting I, Inc., and we intend to acquire these assets upon FCC approval.
(j) License renewal application pending. A petition to deny the license renewals was filed with the FCC. We have filed an opposition to that petition and we are currently awaiting FCC action.
(k) WDBB simulcasts the programming broadcast on WTTO pursuant to a local marketing agreement.
(l) The License Assets for this station are currently owned by Grant Television II, Inc., and we intend to acquire these assets upon FCC approval.
(m) The License Assets for this station are currently owned by Sullivan Broadcasting Company IV, Inc., and we intend to acquire these assets upon FCC approval.
(n) The License Assets for this station are currently owned by Mission Broadcasting II, Inc., and we intend to acquire these assets upon FCC approval.
(o) "IND" or "Independent" refers to a station that is not affiliated with any of ABC, CBS, NBC, Fox, WB, or UPN.
(p) Although Sinclair has sold all of the Non-License Assets of this station, Sinclair still owns its License Assets. This station is programmed by ComCorp Broadcasting, Inc., in return for certain payments.

OPERATING STRATEGY

     Our television operating strategy includes the following key elements:

ATTRACTINGVIEWERSHIP

     We seek to attract viewership and expand our audience share through selective, high-quality programming.

     POPULAR PROGRAMMING. We seek to obtain, at attractive prices, popular syndicated programming that is complementary to the station's network affiliation. We also believe that an important factor in attracting viewership to our stations is their network affiliations with Fox, WB, ABC, CBS, NBC and UPN. These affiliations enable us to attract viewers by virtue of the quality first-run original programming provided by these networks and the networks' promotion of such programming. We focus on obtaining popular syndicated programming for key programming periods (generally 6:00 p.m. to 8:00 p.m.) for broadcast on our Fox, WB and UPN affiliates. Examples of this programming include "Friends," "Frasier," "The Simpsons," "Drew Carey" and "Seinfeld," as well as "Spin City," which we began airing during 2000, and "Everybody Loves Raymond" and "Just Shoot Me," which we will begin airing in 2001. In addition to network programming, our network affiliates broadcast court show, talk show, and relationship show programming such as "Judge Judy," "Divorce Court," "Entertainment Tonight," "Live with Regis and Kelly," "Blind Date" and "Change of Heart".

     LOCAL NEWS. We believe that the production and broadcasting of local news is an important link to the community and an aid to the station's efforts to expand its viewership. In addition, local news programming can provide access to advertising sources targeted specifically to local news viewers. We carefully assess the anticipated benefits and costs of producing local news prior to introduction at one of our stations because a significant investment in capital equipment is required and substantial operating expenses are incurred in introducing, developing and producing local news programming. We currently provide local news programming at 31 of the television stations we own or program located in 27 separate markets. The possible introduction of local news at our other stations is reviewed periodically and we have recently expanded our news programming in some of the markets in which we program a second station pursuant to an LMA. We can produce news programming in these markets at relatively low cost per hour of programming and the programming serves the local community by providing additional news outlets in these markets, some of which are broadcast at different times. Our policy is to institute local news programming at a specific station only if the expected benefits of local news programming at the station are believed to exceed the associated costs after an appropriate start-up period. During 2000, we discontinued an unprofitable news operation in one of our markets. On March 12, 2001, we commenced a three-hour morning news block on WBFF-TV in Baltimore, the second entry of our Fox affiliates into the morning news arena.

     POPULAR SPORTING EVENTS. Our WB and UPN affiliated and independent stations generally face fewer restrictions on broadcasting live local sporting events than do their competitors that are affiliates of Fox, ABC, NBC and CBS which are required to broadcast a greater number of hours of programming supplied by the networks. We have been able to acquire the local television broadcast rights for certain sporting events, including NBA basketball, Major League Baseball, NFL football, NHL hockey, ACC basketball, Big Ten football and basketball, and SEC football. We seek to expand our sports broadcasting in DMAs as profitable opportunities arise. In addition, our stations that are affiliated with FOX, ABC, NBC and CBS broadcast certain Major League Baseball games, NFL football games and NHL hockey games as well as other popular sporting events.

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

CONTROL OF OPERATING AND PROGRAMMING COSTS

     By employing a disciplined approach to managing programming acquisition and other costs, we have been able to achieve operating margins that we believe are among the highest in the television broadcast industry. We have sought and will continue to seek to acquire quality programming for prices at or below prices paid in the past. As an owner or provider of programming services to 62 stations in 40 DMAs reaching approximately 25% of U.S. television households, we believe that we are able to negotiate favorable terms for the acquisition of programming. Moreover, we emphasize control of each of our stations' programming and operating costs through program-specific profit analysis, detailed budgeting, tight control over staffing levels and detailed long-term planning models.

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

LOCAL MARKETING AGREEMENTS AND DUOPOLIES

     In the past, we have sought to increase our revenues and improve our margins by providing programming services pursuant to an LMA to a second station in selected DMAs where we already own one station. In certain instances, single station operators and stations operated by smaller ownership groups do not have the management expertise or the operating efficiencies available to us as a multi-station broadcaster. In addition to providing additional revenue opportunities, we believe that these arrangements assist stations whose operations may have been marginally profitable to continue to air popular programming and contribute to diversity of programming in their respective DMAs. As a result of the FCC's recent revision of its duopoly rules to permit the ownership of up to two television stations in a market in certain instances, we have entered into agreements to acquire several stations we have been programming pursuant to LMAs in markets where duopolies are permitted by the FCC's rules.

     In certain instances, we also enter into LMA arrangements in connection with a station whose acquisition by us is pending FCC approval. In these transactions, prior to receipt of FCC approval, we acquire the assets (the Non-License Assets) other than the assets essential for broadcasting a television signal in compliance with regulatory guidelines, generally consisting of the FCC license, transmitter, transmission lines, technical equipment, call letters and trademarks, and certain furniture, fixtures and equipment (the License Assets). Following acquisition of the Non-License Assets, the License Assets continue to be owned by the owner-operator and holder of the FCC license, which enters into an LMA with us. After FCC approval for transfer of the License Assets is obtained, we acquire the License Assets and the LMA arrangement is terminated.

     We believe that we can attain significant growth in operating cash flow through the utilization of duopolies. By expanding our presence in certain of our markets in which we already own a station, we can improve our competitive position with respect to a demographic sector. In addition, by programming two stations, we are able to realize significant economies of scale in marketing, programming, overhead and capital expenditures. Upon the completion of all pending acquisitions, we will own duopolies in 11 markets and operate a second station pursuant to an LMA in eight markets. We currently are permitted under FCC guidelines to establish new duopolies in the Minneapolis, Tampa, Indianapolis and Sacramento markets, if suitable acquisitions can be identified and negotiated under acceptable terms.

INNOVATIVE LOCAL SALES AND MARKETING

     We recognize that the national market for advertising has softened due to increased competition from other forms of media, such as cable and the Internet, as well as a general slowdown in the economy. We believe that we can ultimately grow faster by concentrating our sales efforts on enhancing local customer relationships for the long-term. Our goal is to shift our revenue mix so that 75% of our time sales are derived in the local markets by 2006. Increasing our local market penetration required increasing the number of account executives calling on customers. During 2000, we completed the addition of one to two additional salespersons at each station, approximately 100 new account executives company-wide. Additionally, during 2000, we continued training programs begun in 1999 for our sales managers, which were designed to facilitate cross-pollinization of ideas. We also continued organizational training programs to our sales managers and increased number of sales training programs for our account executives. We believe our efforts will afford the stations the resources and methodology to attract new advertisers and retain them for the long term by developing a sense of partnership and offering new marketing ideas and promotional campaigns.

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

     Sixty-one of the 62 television stations that we own and operate or to which we provide programming services currently operate as affiliates of Fox (20 stations), WB (21 stations), ABC (7 stations), NBC (4 stations), UPN (6 stations), or CBS (3 stations). The networks produce and distribute programming in exchange for each station's commitment to air the programming at specified times and for commercial announcement time during the programming. In addition, networks other than Fox, WB and UPN pay each affiliated station a fee for each network-sponsored program broadcast by the station.

     The Fox-affiliated stations acquired, to be acquired or being programmed by us as a result of the Sullivan Acquisition and Max Media Acquisition continue to carry Fox programming notwithstanding the fact that their affiliation agreements have expired. Fox affiliation agreements are currently in effect for only eight of our stations, which such affiliation agreements will expire on August 21, 2001, in part as a result of Fox having failed to exercise an option to renew the affiliation agreements for these stations for an additional five years. Although we are not currently negotiating with Fox to secure long term affiliation agreements for either the stations that do not currently have affiliation agreements or which have affiliation agreements that are scheduled to expire in 2001, we do not believe that Fox has any current plans to terminate the affiliation of any of these stations. Fox, however, has recently entered into an agreement to acquire television stations in two markets, San Antonio and Baltimore, where Sinclair owns stations currently affiliated with Fox. In addition, the affiliation agreements of three ABC stations (WEAR-TV, in Pensacola, Florida, WCHS-TV, in Charleston, West Virginia and WXLV-TV, in Greensboro/Winston-Salem, North Carolina) have expired. Sinclair and ABC are currently discussing long term extensions of these agreements.

     In July 1997, we entered into an agreement with WB (the WB Agreement), pursuant to which we agreed to affiliate certain of our stations with WB for a ten-year term expiring January 15, 2008. Under the terms of the WB Agreement, as modified by the subsequent letter agreement entered into between WB and us on May 18, 1998, WB agreed to pay us $64 million in aggregate amount in monthly installments during the first eight years commencing on January 16, 1998 in consideration for entering into affiliation agreements with WB.

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

     Testing in Baltimore and Philadelphia, using the FCC-mandated 8-vestigial sideband (8-VSB) standard, indicated that reception with simple antennas was highly problematic. These reception problems prompted us to explore an alternative transmission standard. In June 1999, we conducted a study of the comparative ability of Coded Orthogonal Frequency Division Multiplexing (COFDM) and 8-VSB systems to deliver HDTV service to simple consumer grade antennas both indoors and outdoors under real-world conditions. This study demonstrated to us that while an 8-VSB signal cannot be received reliably today with a simple indoor antenna, use of COFDM technology eliminates interference from moving objects and permits robust reception with simple antennas even in highly dynamic environments. In October 1999, we filed a Petition for Rulemaking with the FCC urging it to permit broadcasters the flexibility to use COFDM modulation as an alternative to the current 8-VSB standard. The FCC dismissed the Petition. In the Fall of 2000, the NAB (National Association of Broadcasters) and MSTV (Association of Maximum Service Telecasters) conducted tests of both modulations systems. We believe that the test of the COFDM reception was seriously flawed. Despite this, the NAB/MSTV indicated their preference for sole reliance on 8-VSB as the DTV modulation mode. Likewise in January 2001, the FCC issued a Report and Order which, among other things, confirmed the FCC's adoption of 8-VSB as the sole digital transmission standard. Absent improvement in DTV receivers, we believe that continued reliance on the 8-VSB standard will not allow us to provide the same reception coverage with our digital signals as we can with our current analog signals.

     We cannot predict what future actions the FCC or Congress might take with respect to DTV, nor can we predict the effect of the FCC's present DTV implementation plan or such future actions on our business. DTV technology currently is available in some of the top 30 viewing markets. A successful transition from the current analog broadcast format to a digital format may take many years. There can be no assurance that our efforts to take advantage of the new technology will be commercially successful.

SINCLAIR VENTURES INVESTMENT STRATEGY

     Although 2000 saw a dramatic decrease in the value of Internet-related and wireless businesses, we continue to explore opportunities for television broadcasters to work with Internet-related and wireless businesses to increase the profitability of Internet-related and wireless businesses and to use the resources of the Internet and wireless outlets to enhance the offerings and value of broadcast stations. Accordingly, in 2000, we continued the strategy of investing in Internet-related and wireless businesses. Our focus continues to be to identify Internet-related and wireless businesses in which we invest to enhance their value and to develop combined broadcast and Internet/wireless products.

     During 2000, Sinclair Ventures, Inc., our wholly owned subsidiary, acquired equity interests in the following Internet-related and wireless companies:
Chatfish, Inc., an interactive event software and services provider; How Stuff Works, Inc., an award-winning online destination for anyone who wants to know how anything works; and AppForge Inc., an award-winning software company that allows Visual Basic developers the ability to create applications for the Palm OS platform without having to learn a new or proprietary language. Additionally, we divested our interest in BeautyBuys.com in exchange for a reduction in the amount of commercial inventory we are to provide to BeautyBuys.com and an increased equity position in BeautyBuys.com's corporate parent, Synergy Brands, Inc. Sinclair Ventures, Inc. also continues to own equity interests in G1440 Inc. (formerly NetFanatics, Inc.), an Internet development and integration company; and VisionAIR, a developer of wireless data applications specifically designed to enhance the productivity of field service organizations, professional services, public safety agencies and other mobile workforces.

     In furtherance of our Internet strategy, we routinely review and conduct investigations of potential Internet-related and wireless acquisitions. When we believe a favorable opportunity exists, we seek to enter into discussions with the owners of Internet-related and wireless businesses regarding the possibility of an acquisition, equity investment or barter transaction. At any given time, we may be in discussions with one or more parties. We cannot assure you that any of these or other negotiations will lead to definitive agreements or if agreements are reached that any transactions would be consummated.

2000 ACQUISITIONS AND DISPOSITIONS

     MONTECITO ACQUISITION. In February 1998, we entered into a Stock Purchase Agreement with Montecito Broadcasting Corporation (Montecito) and its stockholders to acquire all of the outstanding stock of Montecito, which owned the FCC license for television broadcast station KFBT-TV in Las Vegas, Nevada. The FCC granted approval of the transaction and we completed the purchase of the outstanding stock of Montecito on April 18, 2000 for a purchase price of $33.0 million.

     EMMIS DISPOSITION. In June 2000, we settled our litigation with Emmis and former CEO-designate Barry Baker regarding the sale of our St. Louis broadcast properties. As a result of the settlement, the purchase option of our St. Louis broadcast properties has been terminated and a subsequent agreement was entered into whereby we would retain our St. Louis television station, KDNL-TV, and would sell our St. Louis radio properties to Emmis for $220.0 million. In October 2000, we completed the sale of our St. Louis radio properties to Emmis.

     ENTERCOM DISPOSITION. In August 1999, we entered into an agreement to sell the assets of all of our radio properties to Entercom Communications Corp., other than those radio stations located in St. Louis, Missouri. In 1999 we completed the sale of the majority of our radio stations to Entercom. On July 20, 2000, we completed the sale of four radio stations in Kansas City to Entercom Communications Corp. for an aggregate purchase price of $126.6 million in cash. In November 2000, we completed the sale of WKRF-FM in Wilkes-Barre, Pennsylvania to Entercom for $0.6 million. The 2000 sales completed the sale to Entercom contemplated by the August 1999 Agreement, although Entercom has asserted a claim against us as a result of our failure to sell the stock of a company called USA Digital Radio, Inc. (USADR) to Entercom which sale was required by the terms of the 1999 Agreement, but which could not be consumated as the result of the exercise of certain preemptive rights by other USADR shareholders. In addition, as of December 31, 2000, Entercom is obligated to purchase approximately $5.0 million of advertising time from us by December 15, 2004.

     WNYO ACQUISITION. In August 2000, we entered into an agreement to purchase the stock of Grant Television, Inc. (Grant), the owner of WNYO-TV in Buffalo, New York, for a purchase price of $51.5 million. In October 2000, we completed the stock acquisition of Grant, obtaining the non-license assets of WNYO-TV and began programming the television station under a time brokerage agreement. We will complete the purchase of the license and related assets of WNYO-TV upon FCC approval, which is currently pending. An informal objection was filed with the FCC against this application and we have filed an opposition thereto.

PENDING ACQUISITIONS AND DISPOSITIONS

     GLENCAIRN/WPTT, INC. ACQUISITIONS. On November 15, 1999, we entered into an agreement to purchase substantially all of the assets of television station WCWB-TV, Channel 22, Pittsburgh, Pennsylvania, with the owner of that television station WPTT, Inc. for a purchase price of $17.8 million. The waiting period under the Hart-Scott-Rodino Antitrust Act of 1976 has expired and closing on this transaction is subject to FCC approval. A petition to deny was filed with the FCC against the application. We have filed an opposition to the petition to deny, and are awaiting FCC action.

     On November 15, 1999, we entered into five separate plans and agreements of merger, pursuant to which we would acquire through merger with subsidiaries of Glencairn, Ltd., the License Assets of the television broadcast stations WABM-TV, Birmingham, Alabama, KRRT-TV, San Antonio, Texas, WVTV-TV, Milwaukee, Wisconsin, WRDC-TV, Raleigh, North Carolina, and WBSC-TV (formerly WFBC-TV), Anderson, South Carolina. The consideration for these mergers is the issuance to Glencairn of shares of our class A common voting stock. The total value of the shares to be issued in consideration for all the mergers is $8.0 million. A petition to deny was filed with the FCC against these applications. We have filed an opposition to the petition to deny and are awaiting FCC action.

     We currently program each of the stations we have agreed to acquire from WPTT, Inc. and Glencairn Ltd. pursuant to local marketing agreements. As described more fully in the material incorporated by reference in Item 13, officers, directors and shareholders of Sinclair (or their families) have interests in WPTT, Inc. and Glencairn Ltd.

     SULLIVAN ACQUISITION. In May 1998, we filed an application to acquire by merger Sullivan Broadcast Company II, Inc. (Sullivan II) which is the licensee of WZTV-TV, Nashville, Tennessee; WUTV-TV, Buffalo, New York; WXLV-TV, Winston-Salem, North Carolina; WRLH-TV, Richmond, Virginia and WMSN-TV, Madison, Wisconsin. A petition to deny was filed with the FCC against our application. We have filed an opposition to the petition to deny and are awaiting FCC action.

     In November 1999, we filed an application to acquire the stock of Sullivan Broadcasting Company IV, Inc. (Sullivan IV) which has obtained FCC approval to acquire KOKH-TV, Oklahoma City, Oklahoma from Sullivan Broadcasting Company III, Inc. A petition was filed with the FCC against our application. We have filed an opposition to the petition to deny and are awaiting FCC action.

     We currently program each of the stations owned by Sullivan II and Sullivan IV pursuant to local marketing agreements.

     WUHF ACQUISITION. In December of 1999, we entered into a stock purchase agreement with BS&L Broadcasting, Inc. (BS&L) and its sole shareholder to acquire the stock of BS&L, the licensee of WUHF-TV, Rochester, New York. BS&L acquired the license of WUHF-TV from Sullivan II. One of the conditions to our acquisition of the stock of BS&L is the receipt of FCC approval. We have not yet filed an application with the FCC to acquire the stock of BS&L. We currently program WUHF-TV pursuant to a local marketing agreement.

     MISSION OPTION. Pursuant to our merger with Sullivan Broadcast Holdings, Inc., which was effective July 1, 1998, we acquired options to acquire television broadcast station WUXP-TV in Nashville, Tennessee from Mission Broadcasting I, Inc. and television broadcast station WUPN-TV in Greensboro, North Carolina from Mission Broadcasting II, Inc. We currently program these stations pursuant to LMAs. On November 15, 1999, we exercised our option to acquire both of the foregoing stations. A petition to deny was filed with the FCC against our application. We have filed an opposition to the petition to deny and are awaiting FCC action.

FEDERAL REGULATION OF TELEVISION BROADCASTING

     The ownership, operation and sale of television stations are subject to the jurisdiction of the FCC, which acts under authority granted by the Communications Act of 1934, as amended (Communications Act). Among other things, the FCC assigns frequency bands for broadcasting; determines the particular frequencies, locations and operating power of stations; issues, renews, revokes and modifies station licenses; regulates equipment used by stations; adopts and implements regulations and policies that directly or indirectly affect the ownership, operation and employment practices of stations; and has the power to impose penalties for violations of its rules or the Communications Act.

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

LICENSE GRANT AND RENEWAL

     Television stations operate pursuant to broadcasting licenses that are granted by the FCC for maximum terms of eight years and are subject to renewal upon application to the FCC. During certain periods when renewal applications are pending, petitions to deny license renewals can be filed by interested parties, including members of the public. The FCC will generally grant a renewal application if it finds:

     o that the station has served the public interest, convenience and necessity;
     o that there have been no serious violations by the licensee of the Communications Act or the rules and regulations of the FCC; and
     o that there have been no other violations by the licensee of the Communications Act or the rules and regulations of the FCC that, when taken together, would constitute a pattern of misconduct.

     All of the stations that we currently own and operate or provide programming services to pursuant to LMAs, or intend to acquire or provide programming services pursuant to LMAs in connection with pending acquisitions, are presently operating under regular licenses, which expire as to each station on the dates set forth under "Television Broadcasting" above. Although renewal of a license is granted in the vast majority of cases even when petitions to deny are filed, there can be no assurance that the licenses of a station will be renewed.

OWNERSHIP MATTERS

     GENERAL. The Communications Act prohibits the assignment of a broadcast license or the transfer of control of a broadcast licensee without the prior approval of the FCC. In determining whether to permit the assignment or transfer of control of, or the grant or renewal of, a broadcast license, the FCC considers a number of factors pertaining to the licensee, including compliance with various rules limiting common ownership of media properties, the "character" of the licensee and those persons holding "attributable" interests in that licensee, and compliance with the Communications Act's limitations on alien ownership.

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

     The FCC generally applies its ownership limits to "attributable" interests held by an individual, corporation, partnership or other association. In the case of corporations holding, or through subsidiaries controlling, broadcast licenses, the interests of officers, directors and those who, directly or indirectly, have the right to vote 5% or more of the corporation's stock (or 20% or more of such stock in the case of insurance companies, investment companies and bank trust departments that are passive investors) are generally attributable. In August 1999, the FCC revised its attribution and multiple ownership rules, and adopted the equity-debt-plus rule that causes certain creditors or investors to be attributable owners of a station. Under this rule, a major programming supplier (any programming supplier that provides more than 15% of the station's weekly programming hours) or same-market media entity will be an attributable owner of a station if the supplier or same-market media entity holds debt or equity, or both, in the station that is greater than 33% of the value of the station's total debt plus equity. For purposes of this rule, equity includes all stock, whether voting or non-voting, and equity held by insulated limited partners in partnerships. Debt includes all liabilities whether long-term or short-term.

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

     DUAL NETWORK RULE. A network entity is permitted to operate more than one television network, provided, however, that ABC, CBS, NBC, and/or Fox are currently prohibited, absent a waiver, from merging with each other or with another network television entity such as WB or UPN.

     ANTITRUST REGULATION. The Department of Justice (DOJ) and the Federal Trade Commission have increased their scrutiny of the television industry since the adoption of the 1996 Act, and have reviewed matters related to the concentration of ownership within markets (including LMAs) even when the ownership or LMA in question is permitted under the laws administered by the FCC or by FCC rules and regulations. For instance, the DOJ has for some time taken the position that an LMA entered into in anticipation of a station's acquisition with the proposed buyer of the station constitutes a change in beneficial ownership of the station which, if subject to filing under the HSR Act, cannot be implemented until the waiting period required by that statute has ended or been terminated.

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

     NATIONAL OWNERSHIP RULE. No individual or entity may have an attributable interest in television stations reaching more than 35% of the national television viewing audience. Where an individual or entity has an attributable interest in more than one television station in a DMA, the percentage of the national television viewing audience encompassed within that DMA is only counted once. Historically, VHF stations have shared a larger portion of the market than UHF stations. Therefore, only half of the households in the market area of any UHF station are included when calculating whether an entity or individual owns television stations reaching more than 35% of the national television viewing audience. All but eight of the stations owned and operated by us, or to which we provide programming services, are UHF. Upon completion of all pending acquisitions and dispositions, we will reach approximately 25% of U.S. television households or 15% taking into account the FCC's UHF discount.

     DUOPOLY RULE. Under the FCC's new local television ownership rules, a party may own two television stations in adjoining DMA, even if there is Grade B overlap between the two stations' signals and generally may own two stations in the same market:

     o    if there is no Grade B overlap between the stations; or
     o if the market containing both the stations contains at least eight separately-owned full-power television stations (the "eight voices test") and not more than one station is among the top-four rated stations in the market.

     In addition, a party may request a waiver of the rule to acquire a second station in the market if the station to be acquired is economically distressed or unbuilt and there is no party who does not own a local television station who would purchase the station for a reasonable price.

LOCAL MARKETING AGREEMENTS

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

     In the past, a licensee could own one station and program and provide other services to another station pursuant to an LMA in the same market because LMAs were not considered attributable interests. However, under the new ownership rules, LMAs are now attributable where a licensee owns a television station and programs a television station in the same market. The new rules provide that LMAs entered into on or after November 5, 1996 have until August 5, 2001 to come into compliance with the new ownership rules, otherwise such LMAs will terminate. LMAs entered into before November 5, 1996 will be grandfathered until the conclusion of the FCC's 2004 biennial review. In certain cases, parties with grandfathered LMAs, may be able to rely on the circumstances at the time the LMA was entered into in advancing any proposal for co-ownership of the station. We currently program 26 television stations pursuant to LMAs. We have entered into agreements to acquire 16 of the stations that we program pursuant to an LMA. See "-- 2000 Acquisitions and Dispositions" and "-- Pending Acquisitions and Dispositions". Once we acquire these stations, the LMAs will terminate. Of the remaining 10 stations, 5 LMAs were entered into before November 5, 1996, and 5 LMAs were entered into on or after November 5, 1996. Petitions for reconsideration of the new rules, including a petition submitted by us, were recently denied by the FCC in a Report and Order reaffirming the eight voices test. We have filed a Petition for Review of this action in the U.S. Court of Appeals for the D.C. Circuit.

THE SATELLITE HOME VIEWER ACT (SHVA)

     In 1988, Congress enacted SHVA which enabled satellite carriers to provide broadcast programming to those satellite subscribers who were unable to obtain broadcast network programming over-the-air. SHVA did not permit satellite carriers to retransmit local broadcast television signals directly to their subscribers. The Satellite Home Viewer Improvement Act of 1999 (SHVIA) revised SHVA to reflect changes in the satellite and broadcasting industry. This legislation allows satellite carriers to provide local television signals by satellite within a station market, and requires satellite carriers to carry all local signals in any market where it carries any local signals starting January 1, 2002. SHVIA requires all television stations to elect to exercise certain "must carry" or "retransmission consent" rights in connection with their carriage by satellite carriers on or before July 1, 2001. We have entered into agreements granting the two primary satellite carriers retransmission consent to carry all of our stations (with one exception involving one of the carriers).

MUST-CARRY/RETRANSMISSION CONSENT

     Pursuant to the Cable Act of 1992, television broadcasters are required to make triennial elections to exercise either certain "must-carry" or "retransmission consent" rights in connection with their carriage by cable systems in each broadcaster's local market. By electing the must-carry rights, a broadcaster demands carriage on a specified channel on cable systems within its Designated Market Area, in general as defined by the Nielsen DMA Market and Demographic Rank Report of the prior year. These must-carry rights are not absolute, and their exercise is dependent on variables such as:

     o    the number of activated channels on a cable system,
     o    the location and size of a cable system, and
     o the amount of programming on a broadcast station that duplicates the programming of another broadcast station carried by the cable system.

     Therefore, under certain circumstances, a cable system may decline to carry a given station. Alternatively, if a broadcaster chooses to exercise retransmission consent rights, it can prohibit cable systems from carrying its signal or grant the appropriate cable system the authority to retransmit the broadcast signal for a fee or other consideration. In October 1999, we elected must-carry or retransmission consent with respect to each of our stations based on our evaluation of the respective markets and the position of our owned or programmed station(s) within the market. Our stations continue to be carried on all pertinent cable systems, and we do not believe that our elections have resulted in the shifting of our stations to less desirable cable channel locations. Many of the agreements we have negotiated for cable carriage are short term, subject to month-to-month extensions. Accordingly, we may need to negotiate new long term retransmission consent agreements for our stations to ensure carriage on those relevant cable systems for the balance of this triennial period (i.e., through December 31, 2002).

     The FCC recently determined not to apply must-carry rules to require cable companies to carry both the analog and digital signals of local broadcasters during the DTV transition period between 2002 and 2006 when television stations will be broadcasting both signals. As a result of this decision by the FCC, cable customers in our broadcast markets may not receive the station's digital signal.

SYNDICATED EXCLUSIVITY/TERRITORIAL EXCLUSIVITY

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

     DTV channels are generally located in the range of channels from channel 2 through channel 51. The FCC required that affiliates of ABC, CBS, Fox and NBC in the top 10 television markets begin digital broadcasting by May 1, 1999 and that affiliates of these networks in markets 11 through 30 begin digital broadcasting by November 1999. All other commercial stations are required to begin digital broadcasting by May 1, 2002. The majority of our stations are required to commence digital operations by May 1, 2002. Applications for digital facilities for all of our stations were filed by November 1, 1999. The FCC's plan calls for the DTV transition period to end in the year 2006, at which time the FCC expects that television broadcasters will cease non-digital broadcasting and return one of their two channels to the government, allowing that spectrum to be recovered for other uses. The FCC has been authorized by Congress to extend the December
31, 2006 deadline for reclamation of a television station's non-digital channel if, in any given case:

     o one or more television stations affiliated with ABC, CBS, NBC or Fox in a market is not broadcasting digitally, and the FCC determines that such stations have "exercised due diligence" in attempting to convert to digital broadcasting, or
     o less than 85% of the television households in the station's market subscribe to a multichannel video service (cable, wireless cable or direct-to-home broadcast satellite television (DBS)) that carries at least one digital channel from each of the local stations in that market, or
     o less than 85% of the television households in the market can receive digital signals off the air using either a set-top converter box for an analog television set or a new DTV television set.

     Congress directed the FCC to auction channels 60-69 for commercial and public safety services no sooner than January 1, 2001. The planned auction of these channels was recently postponed until August 2001 and the government is currently considering a proposal to further delay this action, perhaps until at least 2004. Five of our television stations currently operate their analog facilities on channels between 60-69. Although not required to return these channels until the end of the DTV transition period (December 31, 2006), the FCC is encouraging broadcasters to consider surrendering these analog channels sooner. For purpose of the return of these channels, the FCC recently requested that Congress enact legislation which would establish December 31, 2006 as a date certain without regard to, as is currently the case, whether or not the 85% digital penetration referred to above has been achieved. We cannot predict the outcome of these changes.

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

     Implementation of digital television will also impose substantial additional costs on television stations because of the need to replace equipment and because some stations will need to operate at higher utility costs. There can be no assurance that our television stations will be able to increase revenue to offset such costs. The FCC has proposed imposing new public interest requirements on television licensees in exchange for their receipt of DTV channels. In addition, Congress has held hearings on broadcasters' plans for the use of their digital spectrum.

RESTRICTIONS ON BROADCAST ADVERTISING

     Advertising of cigarettes and certain other tobacco products on broadcast stations has been banned for many years. Various states also restrict the advertising of alcoholic beverages. FCC rules also restrict the amount and type of advertising which can appear in programming broadcast primarily for an audience of children twelve years old and younger.

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

     Both the former President of the United States and the former Chairman of the FCC have called for rules that would require broadcast stations to provide free airtime to political candidates. We cannot predict whether or not the new administration will adopt this position. Nor can we predict the effect of any such requirement on our stations' advertising revenues.

PROGRAMMING AND OPERATION

     GENERAL. The Communications Act requires broadcasters to serve the "public interest." The FCC has relaxed or eliminated many of the more formalized procedures it had developed in the past to promote the broadcast of certain types of programming responsive to the needs of a station's community of license. FCC licensees continue to be required, however, to present programming that is responsive to their communities' issues, and to maintain certain records demonstrating such responsiveness. Complaints from viewers concerning a station's programming may be considered by the FCC when it evaluates renewal applications of a licensee, although such complaints may be filed at any time and generally may be considered by the FCC at any time. Stations also must pay regulatory and application fees, and follow various rules promulgated under the Communications Act that regulate, among other things, political advertising, sponsorship identifications, obscene and indecent broadcasts, and technical operations, including limits on radio frequency radiation.

     During 2000, the FCC adopted rules to require broadcast licensees to create equal employment opportunity outreach programs and maintain records and make filing with the FCC evidencing such efforts. In January 2001, the United States Court of Appeals for the District of Columbia Circuit vacated these rules. The FCC subsequently issued a Public Notice suspending the outreach and record-keeping aspects of the rules. The FCC is entitled to seek further rehearing or appeal of the case and may attempt to promulgate new regulations that meet the Court's concerns. We cannot predict whether the FCC will take any of these actions or the outcome should it do so.

     CHILDREN'S TELEVISION PROGRAMMING. Television stations are required to broadcast a minimum of three hours per week of "core" children's educational programming, which the FCC defines as programming that

     o has the significant purpose of servicing the educational and informational needs of children 16 years of age and under;
     o    is regularly scheduled, weekly and at least 30 minutes in duration;
          and
     o is aired between the hours of 7:00 a.m. and 10:00 p.m. Furthermore, "core" children's educational programs, in order to qualify as such, are required to be identified as educational and informational programs over the air at the time they are broadcast, and are required to be identified in the children's programming reports required to be placed quarterly in stations' public inspection files and filed quarterly with the FCC.

     Additionally, television stations are required to identify and provide information concerning "core" children's programming to publishers of program guides. The FCC is considering whether or not to require the use of the digital broadcast spectrum for the broadcast of additional amounts of "core" children's programming.

     TELEVISION VIOLENCE. The television industry has developed a ratings system that has been approved by the FCC. Furthermore, the FCC requires certain television sets to include the so-called "V-chip," a computer chip that allows blocking of rated programming.

PENDING MATTERS

     The Congress and the FCC have under consideration, and in the future may consider and adopt, new laws, regulations and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation, ownership and profitability of our broadcast stations, result in the loss of audience share and advertising revenues for our broadcast stations, and affect our ability to acquire additional broadcast stations or finance such acquisitions. In addition to the changes and proposed changes noted above, such matters may include, for example, the license renewal process, spectrum use fees, political advertising rates, potential restrictions on the advertising of certain products (beer, wine and hard liquor, for example), and the rules and policies with respect to equal employment opportunity.

     Other matters that could affect our broadcast properties include technological innovations and developments generally affecting competition in the mass communications industry, such as direct television broadcast satellite service, creation of Class A television services, the continued establishment of wireless cable systems and low power television stations, digital television technologies, the Internet and the advent of telephone company participation in the provision of video programming service.

OTHER CONSIDERATIONS

     The foregoing summary does not purport to be a complete discussion of all provisions of the Communications Act or other congressional acts or of the regulations and policies of the FCC. For further information, reference should be made to the Communications Act, the 1996 Act, other congressional acts, and regulations and public notices promulgated from time to time by the FCC. There are additional regulations and policies of the FCC and other federal agencies that govern political broadcasts, advertising, equal employment opportunity, and other matters affecting our business and operations.

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

COMPETITION

     Our television stations compete for audience share and advertising revenue with other television stations in their respective DMAs, as well as with other advertising media, such as radio, newspapers, magazines, outdoor advertising, transit advertising, Internet, yellow page directories, direct mail, satellite and local cable and wireless cable systems. Some competitors are part of larger organizations with substantially greater financial, technical and other resources than we have.

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

     Broadcast television stations compete for advertising revenues primarily with other broadcast television stations, radio stations, cable channels and cable system operators serving the same market. Traditional network programming generally achieves higher household audience levels than Fox, WB and UPN programming and syndicated programming aired by our independent station. This can be attributed to a combination of factors, including the traditional networks' efforts to reach a broader audience, generally better signal carriage available when broadcasting over VHF channels 2 through 13 versus broadcasting over UHF channels 14 through 69 and the higher number of hours of traditional network programming being broadcast weekly. In addition, satellite carriers which are currently providing local stations are generally not including affiliates of the WB and UPN at this time, although as a result of the law and contractual obligations these stations will begin to be carried on January 1, 2002 in those markets where local-into-local satellite carriage exists. However, greater amounts of advertising time are available for sale during Fox, UPN and WB programming and non-network syndicated programming, and as a result we believe that our programming typically achieves a share of television market advertising revenues greater than its share of the market's audience.

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

     The broadcasting industry is continuously faced with technical changes and innovations, the popularity of competing entertainment and communications media, changes in labor conditions, and governmental restrictions or actions of federal regulatory bodies, including the FCC, any of which could possibly have a material effect on a television station's operations and profits. For instance, the FCC has established Class A television service for qualifying low power television stations. A low power television station that qualifies for Class A has certain rights currently accorded to full-power television stations, which may allow them to compete more effectively with full power stations. We cannot predict effect of Class A television stations in markets where we have full-power television stations.

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

     In addition, SHVIA could also have an adverse effect on our broadcast stations' audience share and advertising revenue because it may allow satellite carriers to provide the signal of distant stations with the same network affiliation as our stations to more television viewers in our markets than would have been permitted under previous law. The legislation also allows satellite carriers to provide local television signals by satellite within a station market, but does not require satellite carriers to carry all local stations in a market until 2002. Satellite carriers have decided not to carry stations affiliated with the WB and UPN until January 1, 2002, which could adversely affect the audience share of our stations associated with those networks in those markets where a satellite carrier provides local television signals.

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

     While DTV technology is currently available in the top 30 viewing markets, a successful transition from the current analog broadcast format to a digital format may take many years. We cannot assure you that our efforts to take advantage of the new technology will be commercially successful.

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

EMPLOYEES

     As of December 31, 2000, we had approximately 3,500 employees. With the exception of certain employees of eight of our television stations (totaling approximately 270 employees), none of our employees are represented by labor unions under any collective bargaining agreement. We have not experienced any significant labor problems and consider our overall labor relations to be good.

     Due to our early voluntary retirement plan, as well as a reduction in force, which was instituted in early 2001, as of February 28, 2001, we had approximately 3,300 employees.

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

                                                  OWNED                LEASED
                                                  -----                ------
Office and Studio Building ...........       596,000 sq. ft       375,000 sq. ft
Office and Studio Land ...............             67 acres                 --
Transmitter Building Site ............        75,000 sq. ft        21,000 sq. ft
Transmitter and Tower Land ...........          1,019 acres            307 acres

     We believe that all of our properties, both owned and leased, are generally in good operating condition, subject to normal wear and tear, and are suitable and adequate for our current business operations.

ITEM 3. LEGAL PROCEEDINGS

     Lawsuits and claims are filed against us from time to time in the ordinary course of business. These actions are in various preliminary stages and no judgments or decisions have been rendered by hearing boards or courts. We do not believe that these actions, individually or in the aggregate, will have a material adverse affect on our financial condition or results of operations. In addition to certain actions arising in the ordinary course, one potential action relating to the disposition of assets has been asserted as described more fully in "Item 1 - Business - 2000 Acquisitions and Dispositions."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of our stockholders during the fourth quarter of 2000.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

     Our class A common stock is listed for trading on the NASDAQ stock market under the symbol SBGI. The following table sets forth for the periods indicated the high and low sales prices on the NASDAQ stock market.

1999                                                    HIGH                LOW
----                                                    ----                ---
First Quarter ............................   $         20.125       $     13.250
Second Quarter ...........................             17.000              9.250
Third Quarter ............................             21.500              9.000
Fourth Quarter ...........................             12.875              7.938


2000                                                    HIGH                LOW
----                                                    ----                ---
First Quarter ............................   $         12.438       $      7.750
Second Quarter ...........................             11.375              7.000
Third Quarter ............................             13.750              9.750
Fourth Quarter ...........................             10.938              8.125

     As of March 20, 2001, there were approximately 91 stockholders of record of our common stock. This number does not include beneficial owners holding shares through nominee names. Based on information available to us, we believe we have more than 5,000 beneficial owners of our class A common stock.

     We generally have not paid a dividend on our common stock and do not expect to pay dividends on our common stock in the foreseeable future. Our 1998 bank credit agreement and some of our subordinated debt instruments generally prohibits us from paying dividends on our common stock. Under the indentures governing our 10% senior subordinated notes due 2005, 9% senior subordinated notes due 2007 and 8 3/4% senior subordinated notes due 2007, we are not permitted to pay dividends on our common stock unless certain specified conditions are satisfied, including that

     o no event of default then exists under the indenture or certain other specified agreements relating to our indebtedness and
     o we, after taking account of the dividend, are in compliance with certain net cash flow requirements contained in the indenture. In addition, under certain of our senior unsecured debt, the payment of dividends is not permissible during a default thereunder.

ITEM 6. SELECTED FINANCIAL DATA

     The selected consolidated financial data for the years ended December 31, 1996, 1997, 1998, 1999 and 2000 have been derived from our audited consolidated financial statements. The consolidated financial statements for the years ended December 31, 1998, 1999 and 2000 are included elsewhere in this report.

     The information below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements included elsewhere in this report.

                          STATEMENT OF OPERATIONS DATA
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                 YEARS ENDED DECEMBER 31,
                                                       ---------------------------------------------------------------------------
                                                             1996          1997            1998           1999             2000
                                                             ----          ----            ----           ----             ----
STATEMENT OF OPERATIONS DATA:
   Net broadcast revenues (a) ......................   $   308,888     $   407,410     $   564,727     $   670,252     $   727,017
   Barter revenues .................................        29,707          42,468          59,697          63,387          57,351
   Other revenues ..................................          --              --              --              --             4,494
                                                       -----------     -----------     -----------     -----------     -----------
   Total revenues ..................................       338,595         449,878         624,424         733,639         788,862
                                                       -----------     -----------     -----------     -----------     -----------
   Operating costs (b) .............................       117,129         153,935         220,538         283,334         329,489
   Expenses from barter arrangements ...............        25,189          38,114          54,067          57,561          51,300
   Depreciation and amortization (c) ...............       113,848         137,286         177,224         224,553         250,613
   Stock-based compensation ........................           739           1,410           2,908           2,494           1,801
   Cumulative adjustment for change
     in assets held for sale .......................          --              --              --              --               619
                                                       -----------     -----------     -----------     -----------     -----------
   Operating income ................................        81,690         119,133         169,687         165,697         155,040
   Interest expense ................................       (84,314)        (98,393)       (138,952)       (178,281)       (148,906)
    Subsidiary trust minority
      interest expense (d) .........................          --           (18,600)        (23,250)        (23,250)        (23,250)
    Gain (loss) on sale of broadcast
      assets .......................................          --              --             1,232            (418)           --
    Unrealized (loss) gain on
      derivative instrument ........................          --              --            (9,050)         15,747            (296)
   Loss related to investments .....................          --              --              --              (504)        (16,764)
   Interest and other income .......................         3,478           2,231           6,694           3,990           3,217
                                                       -----------     -----------     -----------     -----------     -----------
   Income (loss) before income taxes ...............           854           4,371           6,361         (17,019)        (30,959)
   Provision for income taxes ......................        (4,130)        (13,201)        (32,562)        (25,107)         (4,816)
                                                       -----------     -----------     -----------     -----------     -----------
   Net loss from continuing operations .............        (3,276)         (8,830)        (26,201)        (42,126)        (35,775)
   Discontinued Operations:
   Net income from discontinued
      operations, net of related income
      taxes ........................................         4,407           4,466          14,102          17,538           4,876
   Gain (loss) on sale of broadcast
      assets, net of related income
      taxes ........................................          --              (132)          6,282         192,372         108,264
   Extraordinary item:
   Loss on early extinguishment of debt
      net of related income tax benefit ............          --            (6,070)        (11,063)           --              --
                                                       -----------     -----------     -----------     -----------     -----------
   Net income (loss) ...............................   $     1,131     $   (10,566)    $   (16,880)    $   167,784     $    77,365
                                                       ===========     ===========     ===========     ===========     ===========
   Net income (loss) available to
      common shareholders ..........................   $     1,131     $    13,329     $   (27,230)    $   157,434     $    67,015
                                                       ===========     ===========     ===========     ===========     ===========
OTHER DATA:

   Broadcast cash flow (e) .........................   $   175,211     $   221,631     $   305,304     $   332,307     $   338,909
   Broadcast cash flow margin (f) ..................          56.7%           54.4%           54.1%           49.6%           46.6%
   Adjusted EBITDA (g) .............................   $   167,441     $   209,220     $   288,712     $   313,271     $   316,352
   Adjusted EBITDA margin (f) ......................          54.2%           51.4%           51.1%           46.7%           43.5%
   After tax cash flow (h) .........................   $    77,484     $   104,884     $   149,759     $   137,245     $   145,469
   Program contract payments .......................        28,836          48,609          61,107          79,473          94,303
   Corporate overhead expense ......................         7,770          12,411          16,592          19,036          22,557
   Capital expenditures ............................        12,609          19,425          19,426          30,861          33,256
   Cash flows from operating activities ............        69,298          96,625         150,480         130,665          69,127
   Cash flows from (used in) investing activities ..    (1,019,853)       (218,990)     (1,812,682)        452,499         209,820
   Cash flows from (used in) financing
      activities ...................................       840,446         259,351       1,526,143        (570,024)       (291,264)




                                                                                  YEARS ENDED DECEMBER 31,
                                                       ---------------------------------------------------------------------------
                                                             1996          1997            1998           1999             2000
                                                             ----          ----            ----           ----             ----
PER SHARE DATA:
   Basic loss per share from
     continuing operations ....................   $       (0.05)   $       (0.16)   $       (0.39)   $       (0.54)   $       (0.50)
   Basic earnings per share from
     discontinued operations ..................   $        0.06    $        0.06    $        0.22    $        2.17             1.24
   Basic loss per share from extraordinary
     item .....................................   $        --      $       (0.08)   $       (0.12)   $        --      $        --
   Basic net income (loss) per share ..........   $        0.02    $       (0.19)   $       (0.29)   $        1.63    $         .73
   Diluted loss per share from
     continuing operations ....................   $       (0.05)   $       (0.16)   $       (0.39)   $       (0.54)   $       (0.50)
   Diluted earnings per share from
     discontinued operations ..................   $        0.06    $        0.06    $        0.22    $        2.17    $        1.24
   Diluted loss per share from
     extraordinary item .......................   $        --              (0.08)   $       (0.12)   $        --      $        --
   Diluted net income (loss) per share ........   $        0.02    $       (0.19)   $       (0.29)   $        1.63    $         .73

BALANCE SHEET DATA:

   Cash and cash equivalents ..................   $       2,341    $     139,327    $       3,268    $      16,408    $       4,091
   Total assets ...............................       1,707,297        2,034,234        3,852,752        3,619,510        3,400,640
   Total debt (i) .............................       1,288,103        1,080,722        2,327,221        1,792,339        1,616,426
   HYTOPS (j) .................................            --            200,000          200,000          200,000          200,000
   Total stockholder's equity .................         237,253          534,288          816,043          974,917          912,530

-------------------------------------------------------------------------------
(a) "Net broadcast revenues" are defined as broadcast revenues net of agency commissions.

(b) Operating costs include program and production expenses and selling, general and admininstrative expenses.

(c) Depreciation and amortization includes amortization of program contract costs and net realizable value adjustments, depreciation and amortization of property and equipment, and amortization of acquired intangible broadcasting assets and other assets including amortization of deferred financing costs related to excess syndicated programming.

(d) Subsidiary trust minority interest expense represents the distributions on the HYTOPS. See footnote j.

(e) "Broadcast cash flow" (BCF) is defined as operating income plus corporate expenses, selling, general and administrative expenses related to internet operations, special bonuses paid to executive officers, stock-based compensation, depreciation and amortization (including film amortization and amortization of deferred compensation), cumulative adjustment for change in assets held for sale, less other revenue and cash payments for program rights. Cash program payments represent cash payments made for current programs payable and do not necessarily correspond to program usage. We have presented BCF data, which we believe is comparable to the data provided by the other companies in the industry, because such data are commonly used as a measure of performance for broadcast companies; however, there can be no assurance that it is comparable. However, BCF does not purport to represent cash provided by operating activities as reflected in our consolidated statements of cash flows and is not a measure of financial performance under generally accepted accounting principles. In addition, BCF should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. Management believes the presentation of BCF is relevant and useful because 1) it is a measurement utilized by lenders to measure our ability to service our debt, 2) it is a measurement utilized by industry analysts to determine a private market value of our television stations and
     3) it is a measurement industry analysts utilize when determining our operating performance.

(f) "Broadcast cash flow margin" is defined as broadcast cash flow divided by net broadcast revenues. "Adjusted EBITDA margin" is defined as Adjusted EBITDA divided by net broadcast revenues.

(g) "Adjusted EBITDA" is defined as broadcast cash flow less corporate expenses and is a commonly used measure of performance for broadcast companies. We have presented Adjusted EBITDA data, which we believe is comparable to the data provided by other companies in the industry, because such data are commonly used as a measure of performance for broadcast companies; however, there can be no assurances that it is comparable. Adjusted EBITDA does not purport to represent cash provided by operating activities as reflected in our consolidated statements of cash flows and is not a measure of financial performance under generally accepted accounting principles. In addition, Adjusted EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. Management believes the presentation of Adjusted EBITDA is relevant and useful because 1) it is a measurement utilized by lenders to measure our ability to service our debt, 2) it is a measurement utilized by industry analysts to determine a private market value of our television stations and 3) it is a measurement industry analysts utilize when determining our operating performance.

(h) "After tax cash flow" (ATCF) is defined as net income (loss) available to common shareholders, plus extraordinary items (before the effect of related tax benefits) plus depreciation and amortization (excluding film amortization), stock-based compensation, the cumulative adjustment for change in assets held for sale, the loss of equity investments (or minus the gain), unrealized loss on derivative instrument (or minus the gain), the deferred tax provision related to operations or minus the deferred tax benefit, and minus the gain on sale of assets and deferred NOL carry backs. We have presented after tax cash flow data, which we believe is comparable to the data provided by other companies in the industry, because such data are commonly used as a measure of perfomance for broadcast companies; however, there can be no assurances that it is comparable. ATCF is presented here not as a measure of operating results and does not purport to represent cash provided by operating activities. ATCF should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. Management believes the presentation of ATCF is relevant and useful because ATCF is a measurement utilized by industry analysts to determine a public market value of our television stations and ATCF is a measurement analysts utilize when determining our operating performance.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     We are a diversified broadcasting company that owns and operates or provides programming services pursuant to LMAs to more television stations than all but one other commercial broadcasting group in the United States. We currently own and operate, or provide programming services pursuant to LMAs to 62 television stations in 40 markets. During 1999, we sold the majority of our radio stations and during 2000, we sold our remaining 11 radio stations. In addition, we own equity interests in several Internet-related companies and have a strategic alliance with a manufacturer of transmitters and other broadcast equipment.

     Our operating revenues are derived from local and national advertisers and, to a much lesser extent, from political advertisers and television network compensation. Our revenues from local advertisers have continued to trend upward and revenues from national advertisers have continued to trend downward when measured as a percentage of gross broadcast revenue. We believe this trend is primarily resulting from our focus on increasing local ad revenues as a percentage of total ad revenues and from an increase in the number of media outlets providing national advertisers a means by which to advertise their goods or services. Our efforts to mitigate this trend include continuing our efforts to increase local revenues and the development of innovative marketing strategies to sell traditional and non-traditional services to national advertisers.

     Our primary operating expenses involved in owning, operating or programming the television stations are syndicated program rights fees, commissions on revenues, employee salaries, and news-gathering and station promotional costs. Amortization and depreciation of costs associated with the acquisition of the stations and interest carrying charges are significant factors in determining our overall profitability.

      Set forth below are the principal types of broadcast revenues received by our stations for the periods indicated and the percentage contribution of each type to our total gross broadcast revenues:

                               BROADCAST REVENUE
                            (DOLLARS IN THOUSANDS)

                                                               YEARS ENDED DECEMBER 31,
                             ----------------------------------------------------------------------------
                                      1998                        1999                      2000
                             -----------------------    -----------------------   -----------------------
Local/regional advertising   $ 317,285         48.4%    $ 397,047         51.1%   $ 423,902         50.3%
National advertising .....     296,864         45.3%      354,257         45.6%     366,681         43.5%
Network compensation .....      18,203          2.8%       19,186          2.5%      17,657          2.1%
Political advertising ....      20,422          3.1%        3,157          0.4%      30,326          3.6%
Production ...............       2,617          0.4%        3,530          0.4%       4,030          0.5%
                             ---------    ---------     ---------    ---------    ---------    ---------
Broadcast revenues .......     655,391        100.0%      777,177        100.0%     842,596        100.0%
                                          =========                  =========                 =========
Less: agency commissions .     (90,664)                  (106,925)                 (115,579)
                             ---------                  ---------                 ---------
Broadcast revenues, net ..     564,727                    670,252                   727,017
Barter revenues ..........      59,697                     63,387                    57,351
Other revenues ...........        --                         --                       4,494
                             ---------                  ---------                 ---------
Total revenues ...........   $ 624,424                  $ 733,639                 $ 788,862
                             =========                  =========                 =========

     Our primary types of programming and their approximate percentages of 2000 net broadcast revenues were syndicated programming (49.2%), network programming (29.0%), news (12.3%), direct advertising programming (5.8%), sports programming (2.2%) and children's programming (1.1%). Similarly, our five largest categories of advertising and their approximate percentages of 2000 net broadcast revenues were automotive (21.5%), fast food advertising (8.7%), professional services (6.9%), retail department stores (6.7%), and paid programming (6.0%). No other advertising category accounted for more than 5% of our net broadcast revenues in 2000. No individual advertiser accounted for more than 2% of our consolidated net broadcast revenues in 2000.

     The following table sets forth certain of our operating data for the years ended December 31, 1998, 1999 and 2000. For definitions of items, see footnotes to table in "Item 6. Selected Financial Data".

                                OPERATING DATA
                            (DOLLARS IN THOUSANDS)

                                                                   YEARS ENDED DECEMBER 31,
                                                                   ------------------------
                                                             1998            1999           2000
                                                             ----            ----           ----
   Net broadcast revenue ............................   $   564,727     $   670,252     $   727,017
   Barter revenues ..................................        59,697          63,387          57,351
   Other revenues ...................................          --              --             4,494
                                                        -----------     -----------     -----------
   Total revenues ...................................       624,424         733,639         788,862
                                                        -----------     -----------     -----------
   Operating costs ..................................       220,538         283,334         329,489
   Expenses from barter arrangements ................        54,067          57,561          51,300
   Depreciation and amortization ....................       177,224         224,553         250,613
   Stock-based compensation .........................         2,908           2,494           1,801
   Cumulative adjustment for assets held for sale ...          --              --               619
                                                        -----------     -----------     -----------
   Operating income .................................   $   169,687     $   165,697     $   155,040
                                                        ===========     ===========     ===========
   Net income (loss) ................................   $   (16,880)    $   167,784     $    77,365
                                                        ===========     ===========     ===========
   Net income (loss) available to common shareholders   $   (27,230)    $   157,434     $    67,015
                                                        ===========     ===========     ===========

OTHER DATA:

   Broadcast cash flow ..............................   $   305,304     $   332,307     $   338,909
   BCF margin .......................................          54.1%           49.6%           46.6%
   Adjust EBITDA ....................................   $   288,712     $   313,271     $   316,352
   Adjusted EBITDA margin ...........................          51.1%           46.7%           43.5%
   After tax cash flow ..............................   $   149,759     $   137,245     $   145,469
   Program contract payments ........................        61,107          79,473          94,303
   Corporate expense ................................        16,592          19,036          22,557
   Capital expenditures .............................        19,426          30,861          33,256
   Cash flows from operating activities .............       150,480         130,665          69,127
   Cash flows from (used in) investing activities ...    (1,812,682)        452,499         209,820
   Cash flows from (used in) financing activities ...     1,526,143        (570,024)       (291,264)

RESULTS OF OPERATIONS
---------------------

YEARS ENDED DECEMBER 31, 2000 AND 1999

     Net broadcast revenues increased $56.7 million to $727.0 million for the year ended December 31, 2000 from $670.3 million for the year ended December 31, 1999, or 8.5%. The increase in net broadcast revenue for the year ended December 31, 2000 as compared to the year ended December 31, 1999 comprised of $26.2 million related to businesses acquired or disposed of by us in 1999 and 2000 (collectively the 1999 and 2000 Transactions) and a $30.5 million increase in net broadcast revenues on a same station basis, representing a 4.7% increase over the prior year's net broadcast revenue for these stations. The increase in net broadcast revenues on a same station basis for the year ended December 31, 2000 as compared to the year ended December 31, 1999 primarily resulted from an increase in political revenues and an increase in revenues from our WB affiliates.

     Other revenue for the year ended December 31, 2000 resulted from revenues derived from G1440, Inc., our majority owned internet company which provides e-business solutions to various clients.

     Total operating costs increased $46.2 million to $329.5 million for the year ended December 31, 2000 from $283.3 million for the year ended December 31, 1999, or 16.3%. The increase in operating costs for the year ended December 31, 2000 as compared to the year ended December 31, 1999 comprised of $23.3 million related to the 1999 and 2000 Transactions, $3.6 million related to an increase in corporate overhead expenses, and $19.3 million related to an increase in operating costs on a same station basis, representing a 7.9% increase over the prior year's operating costs for those stations. The increase in corporate overhead expenses for the year ended December 31, 2000 related to our Internet business development and digital television technology investments which were not incurred during the same period in 1999. The increase in operating costs on a same station basis primarily resulted from costs incurred during 2000 related to our agreements with the Fox and WB networks which were not incurred during the same period of 1999. Our payments to the Fox network related to the purchase of additional prime time inventory and our payments to the WB network related to our agreement with the network which requires us to make payments as ratings increase. We expect to incur these costs in future periods. In addition, we experienced an increase in commission rates due to an increase in the number of local account executives during the year. The increased number of account executives is part of our strategy to increase the percentage of our revenues derived from local advertising. See "Item 1. Business -- Television Broadcasting (Innovative Local Sales and Marketing)". As a result of a voluntary early retirement plan as well as a reduction in force, each of which was instituted in early 2001, we anticipate a decrease of approximately 186 employees and to incur a restructuring charge of approximately $2.5 million during the first quarter of 2001.

     Depreciation and amortization increased $26.0 million to $250.6 million for the year ended December 31, 2000 from $224.6 million for the year ended December 31, 1999. The increase in depreciation and amortization related to fixed asset, intangible asset, and program contract additions associated with the 1999 and 2000 Transactions and program contract additions related to our investment to upgrade our programming.

     Interest expense decreased $29.4 million to $148.9 million for the year ended December 31, 2000 from $178.3 million for the year ended December 31, 1999, or 16.5%. The decrease in interest expense for the year ended
December 31, 2000 as compared to the year ended December 31, 1999 primarily resulted from the reduction of our indebtedness using the proceeds from the disposition of our radio broadcast assets in December 1999 and during 2000. Subsidiary trust minority interest expense of $23.3 million for the year ended December 31, 2000 is related to the private placement of the $200 million aggregate liquidation value 11 5/8% high yield trust offered preferred securities (the HYTOPS) completed March 12, 1997.

     Interest and other income decreased to $3.2 million for the year ended December 31, 2000 from $4.0 million for the year ended December 31, 1999. This decrease was primarily due to the decrease in the average cash balance during the 2000 fiscal year as compared to the same period in 1999.

     Loss related to investments increased to $16.8 million for the year ended December 31, 2000 as compared to $0.5 million for the year ended December 31, 1999. The increase in loss related to investments for the year ended December 31, 2000 as compared to the year ended December 31, 1999 primarily relates to a loss of $10.1 million recognized during 2000 as a result of our write-off of our investment in Acrodyne Communications, Inc. (Acrodyne), of which we hold approximately a 35% equity interest. Acrodyne, which manufactures transmitters and other broadcast equipment, announced in August 2000 that it would be restating its financial statements for the year ended December 31, 1999 and for the three months ended March 31, 2000 due to a restatement of inventory balances and gross profits for these periods. Acrodyne was delisted from NASDAQ as they have not yet completed these restatements. No assurance can be made that we will not incur future losses related to our investment in Acrodyne. See "Risk Factors - Our investment in Acrodyne Communications, Inc. may not deliver the value we paid or reach our strategic objections". We also recognized a loss of $3.7 million related to our investment in BeautyBuys.com, which includes $2.7 million related to an agreement we entered into with BeautyBuys.com and Icon International (Icon). Under the terms of this agreement, BeautyBuys.com would transfer and sell to Icon its remaining amount of advertising and promotional support to be received from us for a combination of $2.7 million in cash and certain trade credits from Icon. The cash received by BeautyBuys.com from Icon represents a measurement of the value of the future advertising we will need to provide to Icon and was recognized as expense during the fourth quarter of 2000. In addition, we recognized a loss of $2.2 million on our investment in Channel 23, LLC in Tuscaloosa, Alabama.

     Net income from discontinued operations, net of taxes, decreased to $4.9 million for the year ended December 31, 2000 from $17.5 million for the year ended December 31, 1999. The decrease in net income from discontinued operations, net of taxes for the year ended December 31, 2000 as compared to the year ended December 31, 1999 primarily resulted from the disposition of our radio broadcast assets in December 1999 and during 2000.

     Net income decreased for the year ended December 31, 2000 to $77.4 million or $0.73 per share from $167.8 million or $1.63 per share for the year ended December 31, 1999. The decrease in net income for the year ended December 31, 2000 as compared to the year ended December 31, 1999 was primarily due to a decrease in net income and gain on sale of radio broadcast assets related to discontinued operations, an increase in operating costs, an increase in depreciation and amortization, a decrease in gain (loss) on derivative instrument, and an increase in loss from equity investments offset by an increase in net broadcast revenues and a decrease in interest expense.

     As noted above, our net income for the year ended December 31, 2000 included recognition of an unrealized loss of $0.3 million on a treasury option derivative instrument. Upon execution of the treasury option derivative instrument, we received a cash payment of $9.5 million. The treasury option derivative instrument required us to make five annual payments equal to the difference between 6.14% minus the interest rate yield on five-year treasury securities on September 30, 2000 times the $300 million notional amount of the instrument. Upon the termination of the treasury option derivative instrument, we made a one-time cash settlement payment of $3.0 million which was equal to the difference between the strike price (6.14%) and the settlement rate (5.906%) multiplied by the $300 million notional amount of the instrument discounted over a five-year period. We realized a $6.4 million cash profit over the life of the transaction.

     Broadcast cash flow increased $6.6 million to $338.9 million for the year ended December 31, 2000 from $332.3 million for the year ended December 31, 1999, or 2.0%. The increase in broadcast cash flow for the year ended December 31, 2000 as compared to the year ended December 31, 1999 was comprised of $7.4 million related to the 1999 and 2000 Transactions offset by a $0.8 million decrease in broadcast cash flow on a same station basis, representing a 0.3% decrease over the prior year's broadcast cash flow for those stations. This decrease in broadcast cash flow on a same station basis primarily resulted from an increase in operating expenses and film payments offset by an increase in net broadcast revenues. Our broadcast cash flow margin decreased to 46.6% for the year ended December 31, 2000 from 49.6% for the year ended December 31, 1999. On a same station basis, broadcast cash flow margin decreased from 50.0% for the year ended December 31, 1999 to 47.7% for the year ended December 31, 2000. The decrease in broadcast cash flow margin for the year ended December 31, 2000 as compared to the year ended December 31, 1999 primarily resulted from an increase in operating expenses and film payments offset by an increase in net broadcast revenues.

     Adjusted EBITDA represents broadcast cash flow less corporate expenses. Adjusted EBITDA increased $3.1 million to $316.4 million for the year ended December 31, 2000 from $313.3 million for the year ended December 31, 1999, or 1.0%. The increase in adjusted EBITDA for the year ended December 31, 2000 as compared to the year ended December 31, 1999 resulted from the 1999 and 2000 Transactions offset by a $3.6 million increase in corporate overhead expenses, as described above. Our adjusted EBITDA margin decreased to 43.5% for the year ended December 31, 2000 from 46.7% for the year ended December 31, 1999. This decrease in adjusted EBITDA margin resulted primarily from the circumstances affecting broadcast cash flow margins as noted above combined with an increase in corporate expenses.

     After tax cash flow increased $8.3 million to $145.5 million for the year ended December 31, 2000 from $137.2 million for the year ended December 31, 1999, or 6.0%. The increase in after tax cash flow for the year ended December 31, 2000 as compared to the year ended December 31, 1999 primarily resulted from an increase in net broadcast revenues, a decrease in interest expense and a decrease in current taxes offset by an increase in amortization of program contracts as a result of our investment to upgrade our television programming and a decrease in earnings from discontinued operations resulting from the disposition of our radio broadcast assets in December 1999 and during 2000.

YEARS ENDED DECEMBER 31, 1999 AND 1998

     Net broadcast revenues increased $105.6 million to $670.3 million for the year ended December 31, 1999 from $564.7 million for the year ended December 31, 1998, or 18.7%. The increase in net broadcast revenue for the year ended December 31, 1999 as compared to the year ended December 31, 1998 comprised of $106.9 million related to businesses acquired or disposed of by us in 1998 and 1999 (collectively the 1998 and 1999 Transactions) offset by a $1.3 million decrease in net broadcast revenues on a same station basis, representing a 0.3% decrease over prior year's net broadcast revenue for these stations. On a same station basis, revenues were negatively impacted by a decrease in revenues in the Raleigh, Norfolk and Sacramento markets. Our television stations in the Raleigh and Norfolk markets experienced a decrease in ratings which resulted in a loss in revenues and market revenue share primarily due to the loss of their affiliation agreements with Fox, which expired on August 31, 1998. In the Sacramento market, revenues decreased for the year ended December 31, 1999 as compared to the same period in 1998 due to the absence of political and Olympics revenues experienced during 1998.

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

     Depreciation and amortization increased $47.4 million to $224.6 million for the year ended December 31, 1999 from $177.2 million for the year ended December 31, 1998. The increase in depreciation and amortization was related to fixed asset, intangible asset, and program contract additions associated with the 1998 and 1999 Transactions.

     Interest expense increased $39.3 million to $178.3 million for the year ended December 31, 1999 from $139.0 million for the year ended December 31, 1998, or 28.3%. The increase in interest expense for the year ended December 31, 1999 as compared to the year ended December 31, 1998 primarily resulted from higher interest expense related to acquisitions closed in the second half of 1998 and a high applicable interest rate margin for borrowing under our bank credit agreement. Subsidiary trust minority interest expense of $23.3 million for the year ended December 31, 1999 is related to the private placement of the $200 million aggregate liquidation value 11 5/8% high yield trust offered preferred securities (the HYTOPS) completed March 12, 1997.

     Interest and other income decreased to $4.0 million for the year ended December 31, 1999 from $6.7 million for the year ended December 31, 1998. This decrease was primarily due to the decrease in the average cash balance during the 1999 fiscal year as compared to the same period in 1998.

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

     After tax cash flow decreased $12.6 million to $137.2 million for the year ended December 31, 1999 from $149.8 million for the year ended December 31, 1998, or 8.4%. The decrease in after tax cash flow for the year ended December 31, 1999 as compared to the year ended December 31, 1998 primarily resulted from an increase in interest expense offset by a net increase in broadcast operating income related to the 1998 and 1999 Transactions.

RECENT ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards (SFAS) No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, as amended by SFAS No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133, and SFAS 138, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES requires that an entity recognize all derivative instruments and hedging activities as either assets or liabilities on the balance sheet measured at their fair values. Changes in fair value of all derivative instruments and hedging activities are required to be recognized through earnings unless specific hedge accounting criteria are met. We do not believe that our derivative instruments and hedging activities will meet the qualifications for hedge accounting and will therefore be required to recognize the change in fair values of these instruments through earnings. We do not expect the initial adoption of SFAS No. 133 to have a material effect on our operations or financial position. We are required to adopt SFAS No. 133 as of January 1, 2001.

     During 2000, the FASB issued Emerging Issues Task Force Topic No. 00-19, ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO, AND POTENTIALLY SETTLED IN, A COMPANY'S OWN STOCK (EITF No. 00-19) clarifying how freestanding contracts that are indexed to, and potentially settled in, a company's own stock should be classified and measured. As a result of the adoption of EITF No. 00-19, we reclassified our remaining equity put option contract from Additional Paid-In Capital - Equity Put Options in the stockholders' equity section of our December 31, 2000 balance sheet to Equity Put Option in the mezzanine section of our December 31, 2000 balance sheet.

LIQUIDITY AND CAPITAL RESOURCES

     Our primary source of liquidity is cash provided by operations and availability under our 1998 bank credit agreement. As of December 31, 2000, we had $4.1 million in cash balances and working capital of approximately $(94.1) million. We anticipate that cash flow from our operations and revolving credit facility will be sufficient to satisfy our debt service obligations, dividend requirements, capital expenditure requirements and operating cash needs for the next year. There can be no assurance that we will be successful in obtaining the required amount of funds for these items. As of March 15, 2001, the remaining balance available under the revolving credit facility was $774.0 million. Based on pro forma trailing cash flow levels for the twelve months ended December 31, 2000, we had approximately $294.4 million available of current borrowing capacity under our revolving credit facility.

     We closed on the sale of four radio stations in Kansas City, Missouri in July 2000 for a purchase price of $126.6 million. In October 2000, we closed on the sale of our radio stations in the St. Louis market for a purchase price of $220.0 million and on the purchase of the stock of Grant Television, Inc., including the nonlicense assets of WNYO-TV in Buffalo, New York together with a $3.2 million note receivable issued by the company that holds the license assets, for a purchase price of $48.0 million. In November 2000, we closed on the sale of our radio station in Wilkes-Barre, Pennsylvania for a purchase price of $0.6 million. These transactions are expected to generate net after-tax proceeds of approximately $229.0 million. We used the after-tax proceeds from these sales to repay bank debt, but we may subsequently re-borrow the money to finance our share repurchase program or to fund other investments and acquisitions.

     On April 19, 1999, we entered into an agreement (the ATC Agreement) with American Tower Corporation, an independent owner, operator and developer of broadcast and wireless communication sites in the United States. Under the agreement, we would provide American Tower access to tower sites in a number of our markets currently expected to include Nashville, TN, Dayton, OH, Birmingham, AL and Indianapolis, IN. American Tower would construct new towers in each of these markets and would lease space on the towers to us. American Towers is also expected to provide tower space for Sinclair on existing towers in Des Moines, IA, Pensacola, FL, Greensboro, NC, Norfolk, VA, Rochester, NY, Syracuse, NY, Flint, MI, and Las Vegas, NV. This is expected to provide us the additional tower capacity required to develop our digital television transmission needs in these markets at an initial capital outlay lower than would be required if we constructed these towers ourselves. The form of the master lease has been completed and agreed to; however, each market is subject to individual negotiations on terms specific to that market, which are still being negotiated with American Tower Corporation. If we cannot agree with American Tower on the terms and conditions of the individual market leases, neither party will have any obligation to the other under the ATC Agreement, which will then become a nullity.

     Net cash flows from operating activities decreased to $69.1 million for the year ended December 31, 2000 from $130.7 million for the year ended December 31, 1999. We made income tax payments of $121.4 million for the year ended December 31, 2000 as compared to $7.4 million for the year ended December 31, 1999. This increase in income tax payments was primarily due to income tax payments of $115.1 million made in connection with the sale of our radio broadcast assets in December 1999 and 2000. We made interest payments on outstanding indebtedness and payments for subsidiary trust minority interest expense totaling $163.1 million for the year ended December 31, 2000 as compared to $227.2 million for the year ended December 31, 1999. The reduction of interest payments for the year ended December 31, 2000 as compared to the year ended December 31, 1999 primarily related to the reduction of our indebtedness as a result of the disposition of our radio broadcast assets in December 1999 and during 2000. Program rights payments increased to $94.3 million for the year ended December 31, 2000 from $79.5 million for the year ended December 31, 1999. This increase in program rights payments was comprised of $2.8 million related to the 1999 and 2000 Transactions and $12.0 million related to an increase in programming costs on a same station basis, which increased 15.3%. This increase in program rights payments resulted from our investment to upgrade our television programming.

     Net cash flows from investing activities decreased to $209.8 million for the year ended December 31, 2000 from $452.5 million for the year ended December 31, 1999. For the year ended December 31, 2000, we made cash payments of approximately $89.9 million related to the acquisition of television broadcast assets and received cash proceeds of $346.4 million related to the sale of broadcast assets. During the year ended December 31, 2000, we made equity investments of approximately $13.5 million. We made payments for property and equipment of $33.3 million for the year ended December 31, 2000. In addition, we anticipate that future requirements for capital expenditures will include capital expenditures incurred during the ordinary course of business, including costs related to our conversion to digital television and additional strategic station acquisitions and equity investments if suitable investments can be identified on acceptable terms. We expect to fund such capital expenditures with cash generated from operating activities and funding from our Revolving Credit Facility.

     Net cash flows used in financing activities decreased to $291.3 million for the year ended December 31, 2000 as compared to net cash flows from financing activities of $570.0 million for the year ended December 31, 1999. During the year ended December 31, 2000, we repaid $879.5 million under the Term Loan Facility and utilized borrowings under the Revolving Credit Facility of $707.5 million. In addition, we repurchased 12.6 million shares of our Class A Common Stock for $107.3 million for the year ended December 31, 2000.

INCOME TAXES

     The income tax provision decreased to $77.9 million for the year ended December 31, 2000 from a provision of $174.9 million for the year ended December 31, 1999. For the year ended December 31, 2000, the provision for continuing operations and discontinued operations was $4.8 million and $73.1 million, respectively. For the year ended December 31, 1999, the provision for continuing operations and discontinuing operations was $25.1 and $149.8 million, respectively. For 2000, our pre-tax book loss from continuing operations was $31.0 million and we recorded a tax expense of $4.8 million. We recognized this provision on a pre-tax loss because our non-deductible tax items were in excess of the pre-tax loss and these items caused continuing operations to have taxable income. These non-deductible tax items primarily consisted of non-deductible goodwill associated with stock acquisitions.

     As of December 31, 2000, we have a net deferred tax liability of $243.1 million as compared to a net deferred tax liability of $228.7 million as of December 31, 1999. The increase is primarily due to accelerated tax depreciation and amortization of fixed and intangible assets. Additionally, $8.7 million of deferred tax liabilities associated with stock acquisitions during the year were added to the balance sheet. Our effective tax rate decreased to 15.6% for the year ended December 31, 2000 from 147.5% for the year ended December 31, 1999. The decrease in the effective tax rate primarily resulted from the relative impact of the non-deductible tax items in relation to changes in pre-tax income for these years.

     The income tax provision increased to $174.9 million for the year ended December 31, 1999 from a provision of $45.7 million for the year ended December 31, 1998. As of December 31, 1999, we had a net deferred tax liability of $228.7 million as compared to a net deferred tax liability of $165.5 million as of December 31, 1998. This increase is primarily due to the use of federal and state net operating losses and alternative minimum tax credits as a result of the sale of radio assets. Additionally, accelerated tax depreciation and amortization of fixed and intangible assets contributed to an increase in deferred tax liabilities. Our effective tax rate decreased to 147.5% for the year ended December 31, 1999 from 511.9% for the year ended December 31, 1998. The decrease in the effective tax rate primarily resulted from the relative impact of the non-deductible tax items in relation to changes in pre-tax income for these years.

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

RISK FACTORS

     We cannot identify nor can we control all circumstances that could occur in the future that may adversely affect our business and results of operations. Some of the circumstances that may occur and may impair our business are described below. If any of the following circumstances were to occur, our business could be materially adversely affected.

     OUR SUBSTANTIAL INDEBTEDNESS COULD ADVERSELY AFFECT OUR OPERATIONS AND OUR ABILITY TO FULFILL OUR OBLIGATIONS UNDER OUR DEBT SECURITIES AND HYTOPS.

     We have a high level of debt and other obligations compared to stockholders' equity. Our obligations include the following:

     INDEBTEDNESS UNDER THE BANK CREDIT AGREEMENT. As of December 31, 2000, we owed $831.0 million under our bank credit agreement and had a $794.0 million remaining balance available. Based on pro forma trailing cash flow levels for the twelve months ended December 31, 2000, we had approximately $294.4 million available of current borrowing capacity under our bank credit agreement.

     INDEBTEDNESS UNDER NOTES. We have issued and outstanding three series of senior subordinated notes. The total amount outstanding under these notes as of December 31, 2000 was $750.0 million.

     OBLIGATIONS UNDER HIGH YIELD TRUST OFFERED PREFERRED SECURITIES (HYTOPS). Sinclair Capital, a subsidiary trust of Sinclair, has issued $200 million aggregate liquidation amount of HYTOPS. "Aggregate liquidation amount" means the amount Sinclair Capital must pay to the holders when it redeems the HYTOPS or upon liquidation. Sinclair Capital must redeem the HYTOPS in 2009. We are indirectly liable for the HYTOPS obligations because we issued $206.2 million liquidation amount of series C preferred stock to KDSM, Inc., our wholly owned subsidiary, to support $200.0 million aggregate principal amount of 11 5/8% notes that KDSM, Inc. issued to Sinclair Capital to support the HYTOPS.

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

     PROGRAM CONTRACTS PAYABLE AND PROGRAMMING COMMITMENTS. We enter into contracts to purchase future programming. Under these contracts, we were obligated on December 31, 2000 to make future payments totaling $183.7 million.

     Our relatively high level of debt poses the following risks to you and to
Sinclair:

     o We use a significant portion of our cash flow to pay principal and interest on our outstanding debt and to pay dividends on preferred stock. This will limit the amount available for other purposes. For the year ended December 31, 2000, we would have been required to pay $167.9 million in interest and preferred dividends (including dividend payments on the HYTOPS) if all of our material securities and acquisition and divestiture transactions during 2000 had been completed as of January 1, 2000.
     o Our lenders may not be as willing to lend additional amounts to us for future working capital needs, additional acquisitions, or other purposes.
     o The interest rate under our bank credit agreement is a floating rate, and will increase if general interest rates increase. This will increase the portion of our cash flow that must be spent on interest payments.
     o We may be more vulnerable to adverse economic conditions than less leveraged competitors and thus less able to withstand competitive pressures.
     o If our cash flow were inadequate to make interest and principal payments, we might have to refinance our indebtedness or sell one or more of our stations to reduce debt service obligations.

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

     Future financing arrangements may contain additional restrictions and tests. These restrictions and tests may prevent us from taking action that could increase the value of our securities, or may require actions that decrease the value of our securities. In addition, we may fail to meet the tests and thereby default on one or more of our obligations (particularly if the economy continues to soften and thereby reduce our advertising revenues). If we default on our obligations, creditors could require immediate payment of the obligations or foreclose on collateral. If this happened, we could be forced to sell assets or take other action that would reduce the value of our securities.

KEY OFFICERS AND DIRECTORS HAVE FINANCIAL INTERESTS THAT ARE DIFFERENT AND SOMETIMES OPPOSITE TO THOSE OF SINCLAIR.

     Some of our officers and directors own stock or partnership interests in businesses that engage in television broadcasting, do business with us, or otherwise do business that conflicts with our interests. David D. Smith, Frederick G. Smith, and J. Duncan Smith are each an officer and director of Sinclair, and Robert E. Smith is a director. Together, the Smiths hold shares of our stock that have a majority of the voting power. The Smiths own a television station WTTA-TV in St. Petersburg, Florida, which is programmed pursuant to an LMA with us. The Smiths also own businesses that lease real property and tower space to us, buy advertising time from us, and engage in other transactions with us. In addition, relatives of the Smiths hold a majority of the equity, and have filed an application with the FCC to acquire the voting control of Glencairn, Ltd. Glencairn holds the licenses for television stations that we program under local marketing agreements with Glencairn.

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

THE SMITHS EXERCISE CONTROL OVER ALL MATTERS SUBMITTED TO A STOCKHOLDER VOTE, AND MAY HAVE INTERESTS THAT DIFFER FROM YOURS.

     David D. Smith, Frederick G. Smith, J. Duncan Smith and Robert E. Smith control the outcome of all matters submitted to a vote of stockholders. The Smiths hold class B common stock, which generally has 10 votes per share. Our class A common stock has only one vote per share. Our other series of preferred stock generally do not have voting rights. We describe in detail the voting rights of shares of our capital stock in portions of Sinclair's proxy statement for the 2001 annual meeting of shareholders under the heading "Security Ownership of Certain Beneficial Owners", which we have incorporated by reference in this report. As of December 31, 2000, the Smiths held shares representing (90%) of the vote on most matters and representing (50%) of the vote on the few matters for which class B shares have only one vote per share. The Smiths have agreed with each other that until 2005 they will vote for each other as director.

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

WE MUST PURCHASE TELEVISION PROGRAMMING IN ADVANCE BUT CANNOT PREDICT IF A PARTICULAR SHOW WILL BE POPULAR ENOUGH TO COVER ITS COST.

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

     All but one of our television stations operate as affiliates of a network. The vast majority of our prime time programming in network-affiliated stations comes from the networks. Our Fox affiliates acquired in connection with the Sullivan and Max Media acquisitions in 1998 (as further discussed in note 11 to the attached financial statements) and three of our ABC affiliates do not have affiliation agreements with their respective network. The other stations affiliated with Fox have affiliation agreements which will terminate on August 21, 2001. The relationship between networks and station owners is currently undergoing significant change, and the networks may seek reduced or no fees to owners and may seek increased compensation in the form of additional advertising, cash payments or in other forms. Networks may seek and receive terms that reduce our revenue or increase our costs. If a network terminates or fails to renew our affiliation, we will lose access to the programming offered by that network. We will need to find alternative sources of programming, which may be less attractive or more expensive.

COMPETITION FROM OTHER BROADCASTERS AND OTHER SOURCES MAY CAUSE OUR ADVERTISING SALES TO GO DOWN OR OUR COSTS TO GO UP.

     We face intense competition in our industry and markets from the following:

     NEW TECHNOLOGY AND THE SUBDIVISION OF MARKETS. New technologies enable our competitors to tailor their programming for specific segments of the listening and viewing public to a degree not possible before. As a result, the overall market share of broadcasters, including ourselves whose equipment may not permit such a discriminating approach is under new pressures. The new technologies include:

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

     IN-MARKET COMPETITION. We also face more conventional competition from rivals that may be larger and have greater resources than we have. These include:

     o    other local free over-the-air radio and broadcast stations, and
     o    other media, such as newspapers and periodicals.

     DEREGULATION. Recent changes in law have also increased competition. The Telecommunications Act of 1996 (the 1996 Act) created greater flexibility and removed some limits on station ownership. The prices for stations have risen as a result. Telephone, cable and some other companies are also free to provide video services in competition with us. Other proposed legislation would relax existing prohibitions on the simultaneous ownership of telephone and cable businesses. As a result of these changes, new companies are able to enter our markets and compete with us.

OUR RECENT INVESTMENTS IN INTERNET AND OTHER BUSINESSES MAY NOT DELIVER THE VALUE WE PAID FOR THEM OR REACH OUR STRATEGIC OBJECTIVES.

     Our strategy includes investing in and working with Internet-related businesses. In pursuit of this strategy, we made several investments in Internet-related businesses in 1999 and 2000 and intend to make additional investments as appropriate opportunities arise. The long term value of Internet-related businesses has yet to be determined, the stock prices of publicly-traded Internet-related companies generally declined dramatically in 2000, and we cannot assure you that these investments will be worth the amount of our investment, or that we will be able to develop services that are profitable for Sinclair or the businesses in which we have invested. If the businesses in which we have invested fail to succeed, we may lose as much as all of our investment in the businesses. We may also spend additional funds and devote additional resources to these businesses, and these additional investments may also be lost.

OUR INVESTMENT IN ACRODYNE COMMUNICATIONS, INC. MAY NOT DELIVER THE VALUE WE PAID OR REACH OUR STRATEGIC OBJECTIVES.

     In January 1999, we acquired common stock of Acrodyne Communications, Inc. and currently hold a 35% ownership interest. Acrodyne manufactures television transmitters and other broadcast equipment. During August 2000, Acrodyne announced that it would be restating its financial statements for the year ended December 31, 1999 and for the three months ended March 31, 2000 due to an overstatement of revenue, inventory balances, and gross profits. As a result of the restatement, Acrodyne was unable to file its quarterly reporting requirements with the SEC for the quarters ended June 30, 2000 and September 30, 2000 on a timely basis. During September 2000, Acrodyne was delisted from NASDAQ. As a result of the above, we wrote-off our investment in Acrodyne to zero and recorded a loss of $10.1 million as a loss from equity investments during the year ended December 31, 2000.

     In addition, as of December 31, 2000, we have placed orders for 11 transmitter systems for an aggregate purchase price of approximately $4.9 million of which $3.2 million of deposits have been paid to Acrodyne. We also from time to time, lend funds to Acrodyne for working capital needs under existing working capital lines of credit. As of December 31, 2000, we had loaned Acrodyne $3.2 million, all of which has been fully reserved. We may also spend additional funds and devote additional resources to Acrodyne and such additional investments may be lost.

     In September 2000, Acrodyne, along with two of its officers and directors, one of which is an officer of Sinclair, was joined as a defendant in a class action in the United States District Court for the District of Maryland. This lawsuit asserts that Acrodyne issued false and misleading financial statements. Acrodyne has reached a preliminary settlement with the plantiff's counsel. The preliminary settlement requires Acrodyne to issue to the plantiffs warrants to purchase 1,600,000 shares of Acrodyne common stock at an exercise price of $1.00 per share. The warrants expire after five years. Acrodyne has also agreed to pay the plantiffs $750,000, with the cash portion of the settlement funded by its officers' and directors' indemnity insurance policy. A

Memorandum of Understanding reflecting the material terms of the settlement was filed with the Court on March 1, 2001. By March 30, 2001, the parties are required to submit to the Court a Stipulation of Class Certification for Settlement Purposes and all required documents to effectuate the settlement. Sinclair officers hold three board seats on Acrodyne's Board of Directors and though not named in the existing class action law suit, may be subject to a future claim.

THE PHASED INTRODUCTION OF DIGITAL TELEVISION WILL INCREASE OUR OPERATING COSTS AND MAY EXPOSE US TO INCREASED COMPETITION.

     The FCC has mandated the phased introduction of digital television from 1999 to 2006, starting with the affiliates of ABC, CBS, Fox and NBC in the top ten markets. These stations were required to commence broadcasting in digital format by May 1, 1999. The affiliates of these networks in the next 20 markets were required to commence digital broadcasting by November 1999. We had no stations that needed to have digital operations by the May 1, 1999 deadline and initially had five stations that needed to meet the November 1999 deadline, reduced to four stations as a result of an affiliation change of one of these stations. As of the date of this 10-K, three of these four stations are broadcasting in digital format. With respect to the other station, we have an application pending for a DTV construction permit and the FCC has granted us special temporary authority to begin digital operations prior to grant of the construction permit. During the transition period, each existing analog television station will be permitted to operate a second station that will broadcast using the digital standard. After completion of the transition period, the FCC will reclaim the non-digital channels.

     There is considerable uncertainty about the final form of the FCC digital regulations. Even so, we believe that these new developments may have the following effects on us:

     SIGNAL QUALITY ISSUES. Our tests have indicated that the digital standard mandated (which mandate was recently reaffirmed) by the FCC, 8-level vestigial sideband (8-VSB), is currently unable to provide for reliable reception of a DTV signal through a simple indoor antenna. Absent improvements in DTV receivers, or an FCC ruling allowing us to use an alternative standard, continued reliance on the 8-VSB digital standard may not allow us to provide the same reception coverage with our digital signals as we can with our current analog signals. Additionally, because of this poor reception quality and coverage, we may be forced to rely on cable television or other alternative means of transmission to deliver our digital signals to all of the viewers we are able to reach with our current analog signals.

     RECLAMATION OF ANALOG CHANNELS. Congress directed the FCC to begin auctioning analog channels 60-69 later this year and the remaining non-digital channels by September 30, 2002, even though the FCC is not to reclaim them until 2006. Congress further permitted broadcasters to bid on the non-digital channels in cities with populations over 400,000. If the channels are owned by our competitors, they may exert increased competitive pressure on our operations.

     CAPITAL AND OPERATING COSTS. We will incur costs to replace equipment in our stations in order to provide digital television. Some of our stations will also incur increased utilities costs as a result of converting to digital operations. We cannot be certain we will be able to increase revenues to offset these additional costs.

     SUBSCRIPTION FEES AND SYSTEM COMPATIBILITY. The FCC has determined to assess a fee in the amount of 5% of gross revenues on digital television subscription services. If we are unable to pass this cost through to our subscribers, this fee will reduce our earnings from any digital television subscription services we implement in the future. Under current regulations (recently affirmed by the FCC), cable systems are only required to carry non-digital signals. Given this climate of market uncertainty and regulatory change, we cannot be sure what impact the FCC's actions might have on our plans and results in the area of digital television.

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

CHANGES IN THE RULES ON TELEVISION OWNERSHIP AND LOCAL MARKETING AGREEMENTS

     The FCC recently revised its local television ownership and LMA attribution rules. In the past, a licensee could not own two television stations in a market but could own one station and program another station pursuant to an LMA because LMAs were not considered attributable interests. The new television ownership rules generally treat LMAs as attributable, but allow us to own two television stations in adjoining DMAs even if there is Grade B overlap between the two stations and to own two stations in the same market: (1) if there is no Grade B overlap between the stations; or (2) if the market containing both the stations contains at least eight separately owned full-power television stations, and not more than one is among the top-four rated stations in the market. In addition, we may request a waiver of the rule to acquire a second station in the market if the station to be acquired is economically distressed or unbuilt and there is no party who does not own a local television station who would purchase the station for a reasonable price. We currently program 26 television stations pursuant to LMAs. We have entered into agreements to acquire 16 of the stations that we program pursuant to an LMA. Once we acquire these stations, the LMAs will terminate.

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

WE HAVE LOST MONEY IN THREE OF THE LAST FIVE YEARS, AND EXPECT TO CONTINUE TO DO SO INDEFINITELY.

     We have suffered net losses in three of the last five years. In 2000, we reported earnings, but this was largely due to a gain on the sale of our radio stations. Our losses are due to the following significant cash and non-cash expenses:

        CASH EXPENSES:           Interest
        NON-CASH EXPENSES:       Depreciation, amortization (primarily of
                                 programming and intangibles), and deferred compensation

     We expect our net losses to continue indefinitely for the same reasons.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risk from changes in interest rates. To manage our exposure to changes in interest rates, we enter into interest rate derivative hedging agreements. Additionally, we have entered into put and call option derivative instruments relating to our class A common stock in order to hedge against the possible dilutive effects of employees exercising stock options pursuant to our stock option plans. We do not enter into derivative instruments for speculative trading purposes.

INTEREST RATE RISKS

     We are exposed to market risk from changes in interest rates, which arises from the floating rate debt. As of December 31, 2000, we were obligated on $831 million of indebtedness carrying a floating interest rate. We enter into interest rate derivative agreements to reduce the impact of changing interest rates on our floating rate debt.

     As of December 31, 2000, we had one floating-to-fixed interest rate swap agreement which expires on June 3, 2004. The swap agreement effectively sets fixed rates on our floating rate debt in the range of 6.00% to 6.55%. Floating interest rates are based upon the three month London Interbank Offered Rate (LIBOR), and the measurement and settlement is performed quarterly. Settlements of this agreement are recorded as adjustments to interest expense in the relevant periods. The notional amount related to this agreement was $575 million at December 31, 2000. In addition, we entered into a fixed-to-floating rate derivative with a notional amount of $250 million. Based on our currently hedged position, $825 million or 52% of our outstanding indebtedness is hedged.

     At December 31, 2000, we had $831 million of floating rate debt of which $575 million was effectively converted to fixed rate debt by way of a swap. Additionally, we had $750 million of fixed rate debt at December 31, 2000 of which $250 million was converted to floating rate debt by way of a swap. Consequently, we had $506 million of floating rate debt at December 31, 2000 and a 1% increase in LIBOR rate would result in annualized interest expense of approximately $5.1 million.

     We are also exposed to risk from a change in interest rates to the extent we are required to refinance existing fixed rate indebtedness at rates higher than those prevailing at the time the existing indebtedness was incurred. As of December 31, 2000, we have senior subordinated notes totaling $300 million and $450 million expiring in the years 2005 and 2007, respectively. Based upon the quoted market price, the fair value of the notes was $692.0 million as of December 31, 2000. Generally, the fair market value of the notes will decrease as interest rates rise and increase as interest rates fall. We estimate that a 1% increase from prevailing interest rates would result in a decrease in fair value of the notes by approximately $29.9 million as of December 31, 2000.

EQUITY PUT OPTION DERIVATIVES

     We are exposed to market risk relating to our equity put option derivative instrument. The contract terms relating to this instrument provide for settlement of 2.7 million options on July 2, 2001. The contract terms require us to make a settlement payment to the counterparties to this contract (payable in either cash or shares of our class A common stock) in an amount that is approximately equal to the put strike price of $28.931 minus the price of our class A common stock as of the termination date. This payment is limited by a strike price differential of $26.038 resulting in a maximum settlement of $2.893 per option.

     If the put strike price is less than the price of our class A common stock as of the termination date, we would not be obligated to make a settlement payment. We would incur settlement costs of $7.8 million assuming a market price of $8.75 (the closing price on March 15, 2001). We would incur settlement costs of $7.8 million assuming a market price of $7.86 (the closing price on March 15, 2001, minus 10%).

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE

     None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item will be included in our proxy statement for the 2001 annual meeting of shareholders under the caption "Directors and Executive Officers" which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2000, and is incorporated by reference in this report.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item will be included in our proxy statement for the 2001 annual meeting of shareholders under the caption "Executive Compensation" which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2000, and is incorporated by reference in this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

     The information required by this Item will be included in our proxy statement for the 2001 annual meeting of shareholders under the caption "Security Ownership of Certain Beneficial Owners and Management" which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2000, and is incorporated by reference in this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item will be included in our proxy statement for the 2001 annual meeting of shareholders under the caption "Certain Relationships and Related Transactions" which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2000, and is incorporated by reference in this report.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) (1) Financial Statements

The following financial statements required by this item are submitted in a separate section beginning on page F-1 of this report.

                                                                                                PAGE
                                                                                                ----
SINCLAIR BROADCAST GROUP, INC. FINANCIAL STATEMENTS:

Report of Independent Public Accountants.........................................................F-2

Consolidated Balance Sheets as of December 31, 1999 and 2000.....................................F-3

Consolidated Statements of Operations for the Years Ended December 31, 1998,
     1999 and 2000...............................................................................F-4

Consolidated Statements of Stockholders' Equity for the Years Ended December
     31, 1998, 1999 and 2000...........................................................F-5, F-6, F-7

Consolidated Statements of Cash Flows for the Years Ended December 31, 1998,
     1999 and 2000..........................................................................F-8, F-9

Notes to Consolidated Financial Statements......................................................F-10

ACODYNE COMMUNICATIONS, INC. FINANCIAL STATEMENTS

     The audited financial statements of Acrodyne Communications, Inc. for the years ended December 31, 1999 and 2000 will be filed by amendment.

     (a) (2) Financial Statements Schedules

     The following financial statements schedules required by this item are submitted on pages S-1 through S-3 of this Report.

                                                                                                PAGE
                                                                                                ----
Index to Schedules...............................................................................S-1

Report of Independent Public Accountants.........................................................S-2

Schedule II-Valuation and Qualifying Accounts....................................................S-3


     All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the accompanying notes.

     (a) (3) Exhibits

The exhibit index in Item 14(c) is incorporated by reference in this report.

     (b) Reports on Form 8-K

     There were no reports on Form 8-K filed by the registrant during the fourth quarter of the fiscal year ended December 31, 2000.

     (c) Exhibits

     The following exhibits are filed with this report:

   EXHIBIT
     NO.                    EXHIBIT DESCRIPTION
     ---                    -------------------

     3.1  Amended and Restated Certificate of Incorporation (1)

     3.2  By-laws (2)

    EXHIBIT
      NO.                    EXHIBIT DESCRIPTION
      ---                    -------------------

       4.1 Indenture, dated as of December 9, 1993, among Sinclair Broadcast Group, Inc., its wholly-owned subsidiaries and First Union Nation Bank of North Carolina, as trustee. (2)

       4.2 Indenture, dated as of August 28, 1995, among Sinclair Broadcast Group, Inc., its wholly-owned subsidiaries and the United States Trust Company of New York as trustee. (2)

       4.3 Subordinated Indenture, dated as of December 17, 1997, among Sinclair Broadcast Group, Inc., and First Union National Bank, as trustee. (3)

       4.4 First Supplemental Indenture, dated as of December 17, 1997, among Sinclair Broadcast Group, Inc., the Guarantors named therein and First Union National Bank, as trustree, including Form of Note. (3)

      10.1 Stock Option Agreement, dated April 10, 1996 by and between Sinclair Broadcast Group, Inc. and Barry Baker. (4)

      10.2 Termination Agreement by and between Sinclair Broadcast Group, Inc., and Barry Baker, dated February 8, 1999. (6)

      10.3 Registration Rights Agreement, dated as of May 31, 1996, by and between Sinclair Broadcast Group Inc. and River City Broadcasting, L.P. (5)

      10.4 Letter Agreement, dated August 20, 1996, between Sinclair Broadcast Group, Inc., and River City Broadcasting, L.P. and Fox Broadcasting Company. (7)

      10.5 Promissory Note, dated as of May 17, 1990, in the principal amount of $3,000,000 among David D. Smith, Frederick G. Smith, J. Duncan Smith and Robert E. Smith (as makers) and Sinclair Broadcast Group, Inc., Channel 63, Inc., Commerical Radio Institute, Inc., WTTE, Channel 28, Inc. and Chesapeake Television, Inc. (as holders). (8)

      10.6 Term Note, dated as of September 30, 1990, in the principal amount of $7,515,000 between Sinclair Broadcast Group, Inc. (as borrower) and Julian S. Smith (as lender). (9)

      10.7 Replacement Term Note, dated as of September 30, 1990 in the principal amount of $6,700,000 between Sinclair Broadcast Group, Inc. (as borrower) and Carolyn C. Smith (as lender). (2)

      10.8 Note, dated as of September 30, 1990 in the principal amount of $1,500,000 between Frederick G. Smith, David D. Smith, J. Duncan Smith and Robert E. Smith (as borrowers) and Sinclair Broadcast Group, Inc. (as lender). (8)

      10.9 Amended and Restated Note, dated as of June 30, 1992 in the principal amount of $1,458,489 between Frederick G. Smith, David D. Smith, J. Duncan Smith and Robert E. Smith (as borrowers) and Sinclair Broadcast Group, Inc. (as lender). (8)

     10.10 Term Note, dated August 1, 1992 in the principal amount of $900,000 between Frederick G. Smith, David D. Smith, J. Duncan Smith and Robert E. Smith (as borrowers) and Commercial Radio Institute, Inc. (as lender) (8)

     10.11 Promissory Note, dated as of December 28, 1986 in the principal amount of $6,421,483.53 between Sinclair Broadcast Group, Inc. (as maker) and Frederick H. Himes, B. Stanley Resnick and Edward A. Johnson (as representatives for the holders). (8)

     10.12 Term Note, dated as of March 1, 1993 in the principal amount of $6,559,000 between Julian S. Smith and Carolyn C. Smith (as makers-borrowers) and Commerical Radio Institute, Inc. (as holder-lender). (8)

     10.13 Restatement of Stock Redemption Agreement by and among Sinclair Broadcast Group, Inc. and Chesapeake Television, Inc., et al., dated June 19, 1990. (8)

  EXHIBIT
    NO.                    EXHIBIT DESCRIPTION
    ---                    -------------------

     10.14 Corporate Guaranty Agreement, dated as of September 30, 1990 by Chesapeake Television, Inc., Commercial Radio, Inc., Channel 63, Inc. and WTTE, Channel 28, Inc. (as guarantors) to Julian S. Smith and Carolyn C. Smith (as lenders). (8)

     10.15 Security Agreement, dated as of September 30, 1999 among Sinclair Broadcast Group, Inc., Chesapeake Television, Inc., Commericial Radio Institute, Inc., WTTE, Channel 28, Inc. and Channel 63, Inc. (as borrowers and subsidiaries of the borrower) and Julian S. Smith and Carolyn C. Smith (as lenders). (8)

     10.16 Term Note, dated as of September 22, 1993, in the principal amount of $1,900,000 between Gerstell Development Limited Partnership (as maker-borrower) and Sinclair Broadcast Group, Inc. (as holder-lender). (8)

     10.17 Credit Agreement, dated as of May 28, 1998, by and among Sinclair Broadcast Group, Inc., Certain Subsidiary Guarantors, Certain Lenders, the Chase Manhattan Bank as Administrative Agent, Nations Bank of Texas, N.A. as Documentation Agent and Chase Securities Inc. as Arranger. (1)

     10.18  Incentive Stock Option Plan for Designated Participants. (2)

     10.19  Incentive Stock Option Plan of Sinclair Broadcast Group, Inc. (2)

     10.20 First Amendment to Incentive Stock Option Plan of Sinclair Broadcast Group, Inc., adopted April 10, 1996. (4)

     10.21 Second Amendment to Incentive Stock Option Plan of Sinclair Broadcast Group, Inc., adopted May 31, 1996. (4)

     10.22  1996 Long Term Incentive Plan of Sinclair Broadcast Group, Inc. (4)

     10.23 First Amendment to 1996 Long Term Incentive Plan of Sinclair Broadcast Group, Inc. (10)

     10.24 Primary Television Affiliation Agreement, dated as of March 24, 1997 by and between American Broadcasting Companies, Inc., River City Broadcasting, L.P. and Chesapeake Television, Inc. (11)

     10.25 Primary Television Affiliation Agreement, dated as of March 24, 1997 by and between American Broadcasting Companies, Inc., River City Broadcasting, L.P. and WPGH, Inc. (11)

     10.26 Stock Purchase Agreement by and among the sole stockholders of Montecito Broadcasting Corporation, Montecito Broadcasting Corporation and Sinclair Communications, Inc. dated as of February 3, 1998. (12)

     10.27 Agreement and Plan of Merger among Sullivan Broadcasting Company II, Inc., Sinclair Broadcast Group, Inc., and ABRY Partners, Inc. Effective as of February 23, 1998. (11).

     10.28 Agreement and Plan of Merger among Sullivan Broadcasting Holdings, Inc., Sinclair Broadcast Group, Inc., and ABRY Partners, Inc. Effective as of February 23, 1998. (11).

     10.29 Employment Agreement by and between Sinclair Broadcast Group, Inc. and Frederick G. Smith, dated June 12, 1998. (12)

     10.30 Employment Agreement by and between Sinclair Broadcast Group, Inc. and J. Duncan Smith, dated June 12, 1998. (12)

     10.31 Employment Agreement by and between Sinclair Broadcast Group, Inc. and David B. Amy, dated September 15, 1998. (12)

     10.32 Employment Agreement by and between Sinclair Communications, Inc. and Barry Drake, dated February 21, 1997. (12)

     10.33 First Amendment to Employment Agreement, by and between Sinclair Broadcast Group, Inc. and Barry Baker, dated May 1998. (6)

  EXHIBIT
    NO.                    EXHIBIT DESCRIPTION
    ---                    -------------------

     10.34 Purchase Agreement by and between Sinclair Communications, Inc. and STC Broadcasting, Inc. dated as of March 5, 1999. (6)

     10.35 Second Modification Agreement dated April 30, 1999 by and between Guy Gannett Communications and Sinclair Communications, Inc., to modify the Purchase Agreement dated Spetember 4, 1998 by and between Guy Gannett Communications and Sinclair Communications Inc., as thereafter amended and modified. (13)

     10.36 Asset Purchase Agreement dated August 18, 1999 by and between Sinclair Communications, Inc. and certain of its affiliates named therein and Entercom Communications Corp. (13)

     10.37 Asset Purchase Agreement dated August 20, 1999 among Sinclair Communications, Inc., Sinclair Media III, Inc., Sinclair Radio of Kansas City Licensee, LLC and Entercom Communications Corp. (13)

     10.38 Amendment to Purchase Agreement, dated March 16, 1999, to amend Purchase Agreement dated as of September 4, 1998 by and between Guy Gannett Communications and Sinclair Communications, Inc. (13)

     10.39 Modification Agreement dated April 12, 1999 by and between Guy Gannett Communications and Sinclair Communications, Inc., to modify the Purchase Agreement dated September 4, 1998 by and between Guy Gannett Communications and Sinclair Communications, Inc., as thereafter amended. (13)

     10.40 Purchase Agreement dated March 16, 1999, by and between Sinclair Communications, Inc. and STC Broadcasting, Inc. (13)

     10.41 Amended and Restated Purchase Agreement dated August 20, 1999 among Sinclair Communications, Inc. and certain of its affiliates named therein and Entercom Communications Corp. (13)

     10.42 Asset Purchase Agreement among Sinclair Broadcast Group, Inc. and Sinclair Radio of St. Louis, Inc. and Sinclair Radio of St. Louis Licensee, LLC as Sellers, and Emmis Communications Corporation as Buyer dated June 21, 2000.

      11    Statement re computation of per share earnings (included in financial statements)
      12    Computation of Ratio of Earnings to Fixed Charges
      21    Subsidiaries of the Registrant
      23.1  Consent of Independent Public Accountants
      25    Power of attorney (included in signature page)

-------------

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

(8) Incorporated by reference from Sinclair's Registration Statement on Form S-1, No. 33-69482.

(9) Incorporated by reference from Sinclair's Report on Form 10-K for the year ended December 31, 1995.

(10) Incorporated by reference from Sinclair's Proxy Statement for the 1998 Annual Meeting filed on Schedule 14A.

(11) Incorporated by reference from Sinclair's Report on Form 10-K for the year ended December 3 1, 1997

(12) Incorporated by reference from Sinclair's Report on Form 10-Q for the quarter ended September 30, 1998

(13) Incorporated by reference from Sinclair's Report on Form 10-Q for the quarter ended September 20, 1999.

(d)  Financial Statements Schedules

The financial statement schedules required by this Item are listed under Item 14 (a) (2).

                                  SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 28th day of March 2001.

                                         SINCLAIR BROADCAST GROUP, INC.
                                         By:   /S/ David D. Smith
                                               ---------------------------------
                                               David D. Smith
                                               Chief Executive Officer

                               POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below under the heading "Signature" constitutes and appoints David B. Amy as his or her true and lawful attorney-in-fact each acting alone, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead in any and all capacities to sign any or all amendments to this 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the SEC, granting unto said attorney-in-fact full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact, or their substitutes, each acting alone, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         SIGNATURE                         TITLE                           DATE
         ---------                         -----                           ----

/s/ David D. Smith               Chairman of the Board and             March 28, 2001
----------------------------     Chief Executive Officer
David D. Smith                   (Principal Executive Officer)

/s/ David B. Amy                 Executive Vice President and          March 28, 2001
----------------------------     Chief Financial Officer
David B. Amy

/s/ Frederick G. Smith           Director                              March 28, 2001
----------------------------
Frederick G. Smith

/s/ J. Duncan Smith              Director                              March 28, 2001
----------------------------
J. Duncan Smith

/s/ Robert E. Smith              Director                              March 28, 2001
----------------------------
Robert E. Smith

/s/ Basil A. Thomas              Director                              March 28, 2001
----------------------------
Basil A. Thomas

/s/ Lawrence E. Mccanna          Director                              March 28, 2001
----------------------------
Lawrence E. Mccanna

                SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS

SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES                                                 PAGE
   Report of Independent Public Accountants......................................................F-2

   Consolidated Balance Sheets as of December 31, 1999 and 2000..................................F-3

   Consolidated Statements of Operations for the Years Ended December 31, 1998,

     1999 and 2000...............................................................................F-4

   Consolidated Statements of Stockholders' Equity for the Years Ended December 31,

     1998, 1999 and 2000.........................................................................F-5, F-6, F-7

   Consolidated Statements of Cash Flows for the Years Ended December 31, 1998,

     1999 and 2000...............................................................................F-8, F-9

   Notes to Consolidated Financial Statements....................................................F-10

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of
Sinclair Broadcast Group, Inc.:

We have audited the accompanying consolidated balance sheets of Sinclair Broadcast Group, Inc. (a Maryland corporation) and Subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sinclair Broadcast Group, Inc. and Subsidiaries as of December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                              ARTHUR ANDERSEN LLP
Baltimore, Maryland,
January 30, 2001 (except with respect to the matter discussed in Note 16, as to which the date is February 7, 2001)

                SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                           AS OF DECEMBER 31,
                                                                                                           ------------------
                                                                                                          1999            2000
                                                                                                          ----            ----

                                      ASSETS

CURRENT ASSETS:
   Cash ......................................................................................       $    16,408        $     4,091
   Accounts receivable, net of allowance for doubtful accounts of $5,016 and
    $5,751, respectively .....................................................................           192,469            165,913
   Current portion of program contract costs .................................................            74,138             72,841
   Prepaid expenses and other current assets .................................................            25,292             11,461
   Deferred barter costs .....................................................................             1,823              3,472
   Broadcast assets related to discontinued operations, net of liabilities ...................           172,983               --
   Broadcast assets held for sale, current ...................................................            77,962               --
   Deferred tax assets .......................................................................             5,215             11,939
                                                                                                     -----------        -----------
      Total current assets ...................................................................           566,290            269,717
PROGRAM CONTRACT COSTS, less current portion .................................................            53,002             53,698
LOANS TO OFFICERS AND AFFILIATES .............................................................             8,772              8,269
PROPERTY AND EQUIPMENT, net ..................................................................           251,783            280,987
BROADCAST ASSETS HELD FOR SALE, less current portion .........................................           144,316               --
OTHER ASSETS .................................................................................           108,383            103,863
ACQUIRED INTANGIBLE BROADCAST ASSETS, net of accumulated amortization of
   $331,308 and $382,398, respectively .......................................................         2,486,964          2,684,106
                                                                                                     -----------        -----------
      Total Assets ...........................................................................       $ 3,619,510        $ 3,400,640
                                                                                                     ===========        ===========
                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable ..........................................................................       $     7,600        $     6,865
   Accrued liabilities .......................................................................            67,078             80,626
   Income taxes payable ......................................................................           116,821             55,912
   Notes payable, capital lease, and commercial bank financing ...............................            75,008            100,018
   Notes and capital leases payable to affiliates ............................................             5,890              5,838
   Current portion of program contracts payable ..............................................           111,992            110,217
   Deferred barter revenues ..................................................................             3,244              4,296
                                                                                                     -----------        -----------
     Total current liabilities ...............................................................           387,633            363,772

LONG-TERM LIABILITIES:
   Notes payable, capital lease, and commercial bank financing ...............................         1,677,299          1,481,561
   Notes and capital leases payable to affiliates ............................................            34,142             29,009
   Program contracts payable .................................................................            87,220             99,146
   Deferred tax liability ....................................................................           233,927            255,088
   Other long-term liabilities ...............................................................            20,444             46,746
                                                                                                     -----------        -----------
     Total liabilities .......................................................................         2,440,665          2,275,322
                                                                                                     -----------        -----------
EQUITY PUT OPTION ............................................................................              --                7,811
                                                                                                     -----------        -----------
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES ...............................................             3,928              4,977
                                                                                                     -----------        -----------
COMMITMENTS AND CONTINGENCIES
COMPANY OBLIGATED MANDATORILY REDEEMABLE SECURITIES OF
   SUBSIDIARY TRUST HOLDING SOLELY KDSM SENIOR DEBENTURES ....................................           200,000            200,000
                                                                                                     -----------        -----------
STOCKHOLDERS' EQUITY:
   Series D Preferred Stock, $.01 par value, 3,450,000 shares authorized and
     3,450,000 shares issued and outstanding, liquidation preference of
     $172,500,000 ............................................................................                35                 35
   Class A Common Stock, $.01 par value, 500,000,000 shares authorized and
     49,142,513 and 39,032,277 shares issued and outstanding, respectively ...................               491                390
   Class B Common  Stock, $.01  par  value, 140,000,000  shares  authorized  and
     47,608,347 and 45,479,578 shares issued and outstanding, respectively ...................               476                455
   Additional paid-in capital ................................................................           834,393            750,372
   Additional paid-in capital - equity put options ...........................................            46,068               --
   Additional paid-in capital - deferred compensation ........................................            (4,489)            (2,618)
   Retained earnings .........................................................................            97,943            164,958
   Other comprehensive loss ..................................................................              --               (1,062)
                                                                                                     -----------        -----------
     Total stockholders' equity ..............................................................           974,917            912,530
                                                                                                     -----------        -----------
     Total Liabilities and Stockholders' Equity ..............................................       $ 3,619,510        $ 3,400,640
                                                                                                     ===========        ===========

 The accompanying notes are an integral part of these consolidated statements.

                SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                      1998               1999               2000
                                                                                      ----               ----               ----
REVENUES:
   Station broadcast revenues, net of agency commissions
     of $90,664, $106,925 and $115,579, respectively ......................         $ 564,727          $ 670,252          $ 727,017
   Revenues realized from station barter arrangements .....................            59,697             63,387             57,351
   Other revenue ..........................................................              --                 --                4,494
                                                                                    ---------          ---------          ---------
     Total revenues .......................................................           624,424            733,639            788,862
                                                                                    ---------          ---------          ---------
OPERATING EXPENSES:
Program and production ....................................................           104,463            137,597            156,065
   Selling, general and administrative ....................................           116,075            145,737            173,424
   Expenses realized from station barter arrangements .....................            54,067             57,561             51,300
   Amortization of program contract costs and net
     realizable value adjustments .........................................            69,453             86,857            100,357
   Stock-based compensation ...............................................             2,908              2,494              1,801
   Depreciation and amortization of property and equipment ................            25,216             32,042             38,111
   Amortization of acquired intangible broadcast assets,
     non-compete and consulting agreements and other assets ...............            82,555            105,654            112,145
   Cumulative adjustment for change in assets held for sale ...............              --                 --                  619
                                                                                    ---------          ---------          ---------
     Total operating costs ................................................           454,737            567,942            633,822
                                                                                    ---------          ---------          ---------
     Operating income .....................................................           169,687            165,697            155,040
                                                                                    ---------          ---------          ---------
OTHER INCOME (EXPENSE):
   Interest and amortization of debt discount expense .....................          (138,952)          (178,281)          (148,906)
   Subsidiary trust minority interest expense .............................           (23,250)           (23,250)           (23,250)
   Net gain (loss) on sale of broadcast assets ............................             1,232               (418)              --
   Unrealized gain (loss) on derivative instrument ........................            (9,050)            15,747               (296)
   Interest income ........................................................             5,672              3,371              2,645
   Loss related to investments ............................................              --                 (504)           (16,764)
   Other income ...........................................................             1,022                619                572
                                                                                    ---------          ---------          ---------
   Income (loss) before income taxes ......................................             6,361            (17,019)           (30,959)
PROVISION FOR INCOME TAXES ................................................           (32,562)           (25,107)            (4,816)
                                                                                    ---------          ---------          ---------
   Net loss from continuing operations ....................................           (26,201)           (42,126)           (35,775)
DISCONTINUED OPERATIONS:
   Net income from discontinued operations, net of related
     income tax provision of $8,609, $12,340 and $3,250,
     respectively .........................................................            14,102             17,538              4,876
   Gain on sale of broadcast assets, net of related income
     tax provision of $4,487, $137,431 and $69,870,
     respectively .........................................................             6,282            192,372            108,264
EXTRAORDINARY ITEM:
   Loss on early extinguishment of debt, net of related
     income tax benefit of $7,370 .........................................           (11,063)              --                 --
                                                                                    ---------          ---------          ---------
NET INCOME (LOSS) .........................................................         $ (16,880)         $ 167,784          $  77,365
                                                                                    =========          =========          =========
NET INCOME (LOSS) AVAILABLE TO COMMON
   SHAREHOLDERS ...........................................................         $ (27,230)         $ 157,434          $  67,015
                                                                                    =========          =========          =========
BASIC EARNINGS PER SHARE:
   Loss per share from continuing operations ..............................         $   (0.39)         $   (0.54)         $   (0.50)
                                                                                    =========          =========          =========
   Income per share from discontinued operations ..........................         $    0.22          $    2.17          $    1.24
                                                                                    =========          =========          =========
   Loss per share from extraordinary item .................................         $   (0.12)         $    --            $    --
                                                                                    =========          =========          =========
   Income (loss) per common share .........................................         $   (0.29)         $    1.63          $    0.73
                                                                                    =========          =========          =========
   Weighted average common shares outstanding .............................            94,321             96,615             91,405
                                                                                    =========          =========          =========
DILUTED EARNINGS PER SHARE:
   Loss per share from continuing operations ..............................         $   (0.39)         $   (0.54)         $   (0.50)
                                                                                    =========          =========          =========
   Income per share from discontinued operations ..........................         $    0.22          $    2.17          $    1.24
                                                                                    =========          =========          =========
   Loss per share from extraordinary item .................................         $   (0.12)         $    --            $    --
                                                                                    =========          =========          =========
   Income (loss) per common share .........................................         $   (0.29)         $    1.63          $    0.73
                                                                                    =========          =========          =========
   Weighted average common and common equivalent shares
     outstanding ..........................................................            95,692             96,635             91,432
                                                                                    =========          =========          =========

 The accompanying notes are an integral part of these consolidated statements

                SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                                (IN THOUSANDS)

                                                                                                                       ADDITIONAL
                                                                                                                         PAID-IN
                                               SERIES B      SERIES D       CLASS A         CLASS B      ADDITIONAL      CAPITAL -
                                              PREFERRED     PREFERRED       COMMON          COMMON        PAID-IN      EQUITY PUT
                                                STOCK         STOCK          STOCK          STOCK         CAPITAL        OPTIONS
                                                -----         -----          -----          -----         -------        -------

BALANCE, December 31, 1997 ...............     $      11      $      35     $     274      $     509      $ 552,557      $  23,117
  Class B Common Stock converted into
    Class A Common Stock .................          --             --              18            (18)          --             --
  Series B Preferred Stock converted
    into Class A Common Stock ............           (11)          --              75           --              (64)          --
  Dividends payable on Series D Preferred
    Stock ................................          --             --            --             --             --             --
  Stock option grants ....................          --             --            --             --            8,383           --
  Stock options exercised ................          --             --               1           --            1,143           --
  Class A Common Stock issued pursuant
    to employee benefit plans ............          --             --               1           --            1,989           --
  Equity put options .....................          --             --            --             --          (20,083)        20,083
  Repurchase and retirement of 1,505,000 .          --             --             (15)          --          (26,650)          --
    shares of Class A Common Stock
  Equity put option premiums .............          --             --            --             --          (12,938)          --
  Issuance of Class A Common Stock .......          --             --             120           --          335,003           --
  Amortization of deferred compensation ..          --             --            --             --             --             --
  Income tax benefit related to deferred
    compensation .........................          --             --            --             --             (390)          --
  Net loss ...............................          --             --            --             --             --             --
                                               ---------      ---------     ---------      ---------      ---------      ---------
BALANCE, December 31, 1998 ...............           $--      $      35     $     474      $     491      $ 838,950      $  43,200
                                               ---------      ---------     ---------      ---------      ---------      ---------


                                                  ADDITIONAL
                                                   PAID-IN
                                                   CAPITAL -                       TOTAL
                                                  DEFERRED       ACCUMULATED     STOCKHOLDERS'
                                                 COMPENSATION      DEFICIT         EQUITY
                                                 ------------      -------         ------
BALANCE, December 31, 1997 ...............          $    (954)     $ (32,261)     $ 543,288
  Class B Common Stock converted into
    Class A Common Stock .................               --             --             --
  Series B Preferred Stock converted
    into Class A Common Stock ............               --             --             --
  Dividends payable on Series D Preferred
    Stock ................................               --          (10,350)       (10,350)
  Stock option grants ....................             (8,383)          --             --
  Stock options exercised ................               --             --            1,144
  Class A Common Stock issued pursuant
    to employee benefit plans ............               --             --            1,990
  Equity put options .....................               --             --             --
  Repurchase and retirement of 1,505,000 .               --             --          (26,665)
    shares of Class A Common Stock
  Equity put option premiums .............               --             --          (12,938)
  Issuance of Class A Common Stock .......               --             --          335,123
  Amortization of deferred compensation ..              1,721           --            1,721
  Income tax benefit related to deferred
    compensation .........................               --             --             (390)
  Net loss ...............................               --          (16,880)       (16,880)
                                                    ---------      ---------      ---------
BALANCE, December 31, 1998 ...............          $  (7,616)     $ (59,491)     $ 816,043
                                                    ---------      ---------      ---------

  The accompanying notes are an integral part of these consolidated statements.

                SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                                (IN THOUSANDS)


                                                                                                                         ADDITIONAL
                                                                                                                          PAID-IN
                                                 SERIES B     SERIES D     CLASS A         CLASS B        ADDITIONAL      CAPITAL -
                                                PREFERRED    PREFERRED     COMMON          COMMON          PAID-IN       EQUITY PUT
                                                  STOCK        STOCK        STOCK           STOCK          CAPITAL         OPTIONS
                                                  -----         -----       -----           -----          -------         -------

BALANCE, December 31, 1998 ..............           $--      $      35     $     474      $     491      $ 838,950      $  43,200
  Class B Common Stock converted into
    Class A Common Stock ................          --             --              15            (15)          --             --
  Series B Preferred Stock converted
    into Class A Common Stock ...........            (1)          --               8           --               (7)          --
  Class A Common Stock converted to
    Series B Preferred Stock ............             1           --              (6)          --                5           --
  Series B Preferred Stock redemptions ..          --             --            --             --           (1,498)          --
  Repurchase and retirement of 320,000
    shares of Class A Common Stock ......          --             --              (3)          --           (3,491)          --
  Dividends payable on Series D Preferred
    Stock ...............................          --             --            --             --             --             --
  Stock options exercised ...............          --             --               1           --            1,779           --
  Class A Common Stock issued pursuant ..          --             --               2           --            3,124           --
    to employee benefit plans
  Equity put options ....................          --             --            --             --           (2,868)         2,868
  Net payments relating to equity put
    options .............................          --             --            --             --              751           --
  Amortization of deferred compensation .          --             --            --             --             --             --
  Income tax benefit related to deferred
    compensation ........................          --             --            --             --             (360)          --
  Deferred compensation adjustment
    related to forfeited stock options ..          --             --                                        (1,992)          --
  Net income ............................          --             --            --             --             --             --
                                              ---------      ---------     ---------      ---------      ---------      ---------
BALANCE, December 31, 1999 ..............           $--      $      35     $     491      $     476      $ 834,393      $  46,068
                                              ---------      ---------     ---------      ---------      ---------      ---------

                                              ADDITIONAL
                                               PAID-IN
                                               CAPITAL -                       TOTAL
                                               DEFERRED      ACCUMULATED    STOCKHOLDERS'
                                             COMPENSATION      DEFICIT         EQUITY
                                             ------------      -------         ------

BALANCE, December 31, 1998 ..............    $  (7,616)       $ (59,491)     $ 816,043
  Class B Common Stock converted into
    Class A Common Stock ................         --               --             --
  Series B Preferred Stock converted
    into Class A Common Stock ...........         --               --             --
  Class A Common Stock converted to
    Series B Preferred Stock ............         --               --             --
  Series B Preferred Stock redemptions ..         --               --           (1,498)
  Repurchase and retirement of 320,000
    shares of Class A Common Stock ......         --               --           (3,494)
  Dividends payable on Series D Preferred
    Stock ...............................         --            (10,350)       (10,350)
  Stock options exercised ...............         --               --            1,780
  Class A Common Stock issued pursuant ..         --               --            3,126
    to employee benefit plans
  Equity put options ....................         --               --             --
  Net payments relating to equity put
    options .............................         --                               751
  Amortization of deferred compensation .        1,135             --            1,135
  Income tax benefit related to deferred
    compensation ........................         --               --             (360)
  Deferred compensation adjustment
    related to forfeited stock options ..        1,992             --             --
  Net income ............................         --            167,784        167,784
                                             ---------        ---------      ---------
BALANCE, December 31, 1999 ..............    $  (4,489)       $  97,943      $ 974,917
                                             ---------        ---------      ---------

 The accompanying notes are an integral part of these consolidated statements.

                SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                                (IN THOUSANDS)



                                                                                                          ADDITIONAL    ADDITIONAL
                                                                                                           PAID-IN       PAID-IN
                                                   SERIES D      CLASS A      CLASS B       ADDITIONAL     CAPITAL -     CAPITAL -
                                                  PREFERRED      COMMON       COMMON         PAID-IN      EQUITY PUT     DEFERRED
                                                    STOCK        STOCK        STOCK          CAPITAL        OPTIONS     COMPENSATION
                                                    -----        -----        -----          -------        -------     ------------
BALANCE, December 31, 1999 ...................       $35       $ 491        $   476        $ 834,393        $ 46,068        $(4,489)
  Class B Common Stock converted into
    Class A Common Stock .....................        --          21            (21)            --              --             --
  Repurchase and retirement of 12,560,400
    shares of Class A Common Stock ...........        --        (126)          --           (123,174)           --             --
  Dividends payable on Series D Preferred
    Stock ....................................        --        --             --               --              --             --
  Stock option grants ........................        --        --             --                558            --             (558)
  Stock options exercised ....................        --        --                                53            --             --
  Class A Common Stock issued pursuant
    to employee benefit plans ................        --           4           --              2,655            --             --
  Equity put options .........................        --        --             --             38,257         (38,257)          --
  Reclassification  due  to  adoption  of
    EITF No. 00-19 ...........................        --        --             --               --            (7,811)          --
  Amortization of deferred compensation ......        --        --             --               --              --               92
  Income tax benefit related to deferred
    compensation .............................        --        --             --                (33)           --             --
  Deferred compensation adjustment
    related to forfeited stock options .......        --        --                            (2,337)           --            2,337

  Net income .................................        --        --             --               --              --             --
  Other comprehensive loss on
   investments, net of tax benefit
   of $695 ...................................        --        --             --               --              --             --

  Comprehensive income .......................        --        --             --               --              --             --
                                                     ---       -----        -------        ---------        --------        -------
BALANCE, December 31, 2000 ...................       $35       $ 390        $   455        $ 750,372             $--        $(2,618)
                                                     ===       =====        =======        =========        ========        =======

                                                                OTHER          TOTAL
                                               RETAINED     COMPREHENSIVE   STOCKHOLDERS'
                                               EARNINGS         LOSS          EQUITY
                                               --------         ----          ------
BALANCE, December 31, 1999 ................   $  97,943        $--        $ 974,917
  Class B Common Stock converted into
    Class A Common Stock ..................        --           --             --
  Repurchase and retirement of 12,560,400
    shares of Class A Common Stock ........        --           --         (123,300)
  Dividends payable on Series D Preferred
    Stock .................................     (10,350)        --          (10,350)
  Stock option grants .....................        --           --             --
  Stock options exercised .................        --           --               53
  Class A Common Stock issued pursuant
    to employee benefit plans .............        --           --            2,659
  Equity put options ......................        --           --             --
  Reclassification  due  to  adoption  of
    EITF No. 00-19 ........................        --           --           (7,811)
  Amortization of deferred compensation ...        --           --               92
  Income tax benefit related to deferred
    compensation ..........................        --           --              (33)
  Deferred compensation adjustment
    related to forfeited stock options ....        --           --
                                                                          ---------
  Net income ..............................      77,365         --           77,365
  Other comprehensive loss on
   investments, net of tax benefit
   of $695 ................................        --         (1,062)        (1,062)
                                                                          ---------
  Comprehensive income ....................        --           --           76,303
                                              ---------      -------      ---------
BALANCE, December 31, 2000 ................   $ 164,958      $(1,062)     $ 912,530
                                              =========      =======      =========

  The accompanying notes are an integral part of these consolidated statements

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                                 (IN THOUSANDS)

                                                                 1998           1999           2000
                                                                 ----           ----           ----
NET CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income (loss) ....................................     $ (16,880)     $ 167,784      $  77,365
   Adjustments to reconcile net income (loss) to net to
    cash flows from operating activities -
     Extraordinary loss .................................        18,433           --             --
     (Gain) loss on sale of broadcast assets ............        (1,232)           418           --
     Gain on sale of broadcast assets related to
      discontinued operations ...........................       (10,769)      (329,803)      (178,134)
     Loss (gain) on derivative instrument ...............         9,050        (15,747)           296
     Cumulative adjustment for change in assets held for
      sale ..............................................          --             --           (1,237)
     Loss from equity investments .......................          --              504         16,764
     Amortization of debt discount ......................            98             98            131
     Depreciation of property and equipment .............        29,153         36,419         40,101
     Amortization of acquired intangible broadcast
      assets, non-compete and consulting agreements and
      other assets ......................................        98,372        123,273        118,208
     Amortization of program contract costs and net
      realizable value adjustments ......................        72,403         90,021        100,655
     Amortization of deferred compensation ..............         1,721          1,135             92
     Deferred tax provision related to operations .......        30,700         25,197         11,760
     Deferred tax provision (benefit) related to sale of
      broadcast assets from discontinued operations .....          --           37,988         (5,342)
     Net effect of change in deferred barter revenues and
      deferred barter costs .............................          (624)          (911)          (497)
     (Decrease) increase in minority interest ...........           (98)           316           (891)
   Changes in assets and liabilities, net of effects of
       acquisitions and dispositions -
     (Increase) decrease in accounts receivable, net ....       (68,207)        (4,579)        31,529
     (Increase) decrease in prepaid expenses and other
       current assets ...................................        (2,475)        (6,154)         2,019
     Decrease in refundable income taxes ................        10,581           --             --
     Increase (decrease) in accounts payable and accrued
       liabilities ......................................        40,878        (25,483)          (344)
     Increase (decrease) in income taxes payable ........          --          106,033        (60,909)
     Increase in other long-term liabilities ............           483          3,629         11,864
     Payments on program contracts payable ..............       (61,107)       (79,473)       (94,303)
                                                              ---------      ---------      ---------
     Net cash flows from operating activities ...........     $ 150,480      $ 130,665      $  69,127
                                                              ---------      ---------      ---------

  The accompanying notes are an integral part of these consolidated statements

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                                 (IN THOUSANDS)

                                                                        1998                1999                  2000
                                                                        ----                ----                  ----
NET CASH FLOWS FROM OPERATING ACTIVITIES .......................    $   150,480           $ 130,665           $  69,127
                                                                    -----------           ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of property and equipment ......................        (19,426)            (30,861)            (33,256)
    Payments for acquisitions of television and radio
       stations ................................................     (2,068,258)           (237,274)            (89,936)
    Distribution from (contributions in) investments ...........            665             (15,016)            (13,465)
    Proceeds from sale of broadcast assets .....................        273,290             733,916             346,439
    Loans to officers and affiliates ...........................         (2,073)               (859)               (639)
    Repayments of loans to officers and affiliates .............          3,120               2,593                 677
                                                                    -----------           ---------           ---------
       Net cash flows (used in) from investing activities ......     (1,812,682)            452,499             209,820
                                                                    -----------           ---------           ---------
NET CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from notes payable and commercial bank
       financing ...............................................      1,822,677             357,500             707,500
    Repayments of notes payable, commercial bank
       financing and capital leases ............................       (578,285)           (909,399)           (879,500)
    Repayments of notes and capital leases to affiliates .......         (1,798)             (5,314)             (6,079)
    Payments of costs related to bank financings ...............        (11,138)               --                  --
    Repurchases of Class A Common Stock ........................        (26,665)             (3,494)           (107,322)
    Dividends paid on Series D Preferred Stock .................        (10,350)            (10,350)            (10,350)
    Proceeds from exercise of stock options ....................          1,144               1,780                  53
    Proceeds from execution/termination of derivative
       instruments .............................................          9,450                --                 4,434
    Net (premiums paid) proceeds related to equity put
       options .................................................        (14,015)                751                --
    Payments for redemption of Series B Preferred Stock ........           --                (1,498)               --
    Net proceeds from issuances of Class A Common Stock ........        335,123                --                  --
                                                                    -----------           ---------           ---------
       Net cash flows from (used in) financing activities ......      1,526,143            (570,024)           (291,264)
                                                                    -----------           ---------           ---------
NET (DECREASE) INCREASE IN CASH ................................       (136,059)             13,140             (12,317)
CASH, beginning of period ......................................        139,327               3,268              16,408
                                                                    -----------           ---------           ---------
CASH, end of period ............................................    $     3,268           $  16,408           $   4,091
                                                                    ===========           =========           =========

  The accompanying notes are an integral part of these consolidated statements

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1999 AND 2000

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Sinclair Broadcast Group, Inc., and all other consolidated subsidiaries, which are collectively referred to hereafter as "the Company, Companies or SBG." The Company owns or provides programming services pursuant to local marketing agreements ("LMAs") to television stations throughout the United States.

DISCONTINUED OPERATIONS

In July 1999, the Company entered into an agreement to sell 46 of its radio stations in nine markets to Entercom Communications Corporation ("Entercom") for $824.5 million in cash (adjusted for closing costs). In December 1999, the Company completed the sale of 41 of its radio stations in eight markets to Entercom for $700.4 million in cash recognizing a gain, net of tax of $192.4 million. The Company completed the sale of four of the remaining five radio stations to Entercom in July 2000 for $126.6 million in cash and completed the sale of the remaining radio station in Wilkes-Barre to Entercom in November 2000 for a purchase price of $0.6 million in cash. In addition, in October 2000, the Company completed its sale to Emmis Communications Corporation ("Emmis") of the remaining radio stations serving the St. Louis market for a purchase price of $220.0 million. The Company recognized a gain, net of tax of $108.3 million on the sales of these remaining radio stations for the year ended December 31, 2000.

Based on the Company's strategy to divest of its radio broadcasting segment, "Discontinued Operations" accounting has been adopted for the periods presented in the accompanying financial statements and the notes thereto. As such, the results from operations of the radio broadcast segment, net of related income taxes, has been reclassified from income from operations and reflected as income from discontinued operations in the accompanying consolidated statements of operations for all periods presented. In addition, assets and liabilities relating to the radio broadcast segment are reflected in "Broadcast assets related to discontinued operations, net of liabilities" in the accompanying consolidated balance sheets for all periods presented. Included in the balance of "Broadcast assets related to discontinued operations, net of liabilities" as of December 31, 1999 was property and programming assets of $13.8 million, intangible assets of $163.9 million, other long-term assets of $1.3 million, programming liabilities of $5.0 million and other long-term liabilities of $1.0 million. Accounts receivable related to discontinued operations, which the Company will continue to own the rights to and collect, is included in "Accounts receivable, net of allowance for doubtful accounts," in the accompanying consolidated balance sheets for all periods presented. "Accounts receivable, net of allowance for doubtful accounts" includes accounts receivable related to discontinued operations balances of $26.9 million, net of allowance of $1.4 million and $1.8 million, net of allowance of $1.4 million as of December 31, 1999 and 2000, respectively.

"Net income from discontinued operations" includes net broadcast revenues of $112.4 million, $133.8 million and $27.9 million for the years ended December 31, 1998, 1999 and 2000, respectively.

Discontinued operations have not been segregated in the Statement of Consolidated Cash Flows and therefore, amounts for certain captions will not agree with the accompanying Consolidated Statements of Operations.

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

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 1998, 1999 AND 2000 - (CONTINUED)

liabilities, revenues and expenses in the financial statements and in the disclosures of contingent assets and liabilities. While actual results could differ from those estimates, management believes that actual results will not be materially different from amounts provided in the accompanying consolidated financial statements.

PROGRAMMING

The Company has agreements with distributors for the rights to television programming over contract periods which generally run from one to seven years. Contract payments are made in installments over terms that are generally shorter than the contract period. Each contract is recorded as an asset and a liability at an amount equal to its gross contractual commitment when the license period begins and the program is available for its first showing. The portion of program contracts which become payable within one year is reflected as a current liability in the accompanying consolidated balance sheets.

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

OTHER ASSETS

Other assets as of December 31, 1999 and 2000 consist of the following (in thousands):

                                                                        1999             2000
                                                                        ----             ----
     Unamortized costs relating to securities issuances .........     $ 27,236         $ 23,307
     Investments ................................................       19,329           14,063
     Notes and other accounts receivable ........................       54,101           52,558
     Deposits and other costs relating to future acquisitions ...        7,195            2,272
     Fair value of derivative instrument ........................         --              6,050
     Other ......................................................          522            5,613
                                                                      --------         --------
                                                                      $108,383         $103,863
                                                                      ========         ========

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 1998, 1999 AND 2000 - (CONTINUED)

The Company uses the equity method of accounting for investments in which it has a 20% to 50% ownership interest or when the Company has significant influence. For investments in which it has less than a 20% interest, the Company uses the lower of cost or fair market value method of accounting.

The Company has a 35% ownership interest in Acrodyne Communications, Inc. ("Acrodyne"), a manufacturer of television transmitters and other broadcast equipment. The Company accounts for its investment in Acrodyne under the equity method of accounting. During August 2000, Acrodyne announced that it would be restating its financial statements for the year ended December 31, 1999 and the three months ended March 31, 2000 due to an overstatement of revenue, inventory and gross profits. The impact of the 1999 restatement, which would have increased the Company's equity share of Acrodyne's losses from $0.5 million to $2.3 million was not material to the Company's 1999 net income. As a result of the restatement, Acrodyne was unable to fulfill its quarterly reporting requirements with the SEC for the quarters ended June 30, 2000 and September 30, 2000 on a timely basis. During September 2000, Acrodyne was delisted from NASDAQ. As a result, the Company wrote-off its investment in Acrodyne to zero and recorded a loss of $6.9 million, including its equity in the revised 1999 losses described above and the 2000 losses through the write-off date, which has been reflected in the accompanying Statements of Operations as "Loss related to investments".

In addition, during 2000, the Company advanced and guaranteed loans to Acrodyne under two credit facilities which were fully reserved as of December 31, 2000. Accordingly, the Company incurred a loss of $3.2 million during 2000 which has also been reflected in the accompanying Statements of Operations as "Loss related to investments".

In 1999, the Company made a $2.0 million investment, representing a 30% ownership interest, in Channel 23 LLC, a start-up entity created to purchase a FCC license and retransmit a signal in the Tuscaloosa, Alabama market. Channel 23 LLC had no operations and was abandoned by the Company during 2000 resulting in a loss of $2.2 million which has also been reflected in the accompanying Statements of Operations as "Loss related to investments".

The Company has no other investments, which were material, individually, or in the aggregate to the accompanying financial statements.

ACQUIRED INTANGIBLE BROADCAST ASSETS

Acquired intangible broadcast assets are being amortized on a straight-line basis over periods of 1 to 40 years. These amounts result from the acquisition of certain television station license and non-license assets. The Company monitors the individual financial performance of each of the stations and continually evaluates the realizability of intangible and tangible assets and the existence of any impairment to its recoverability based on the projected undiscounted cash flows of the respective stations. As of December 31, 2000, management believes that the carrying amounts of the Company's tangible and intangible assets have not been impaired.

Intangible assets as of December 31, 1999 and 2000, consist of the following (in thousands):

                                            AMORTIZATION
                                               PERIOD                  1999                 2000
                                               ------                  ----                 ----
     Goodwill ..........................        40 years         $ 1,539,151          $ 1,733,958
     Intangibles related to LMAs .......        15 years             463,067              460,463
     Decaying advertiser base ..........    3 - 15 years              92,000               88,584
     FCC licenses ......................        25 years             433,790              515,044
     Network affiliations ..............        25 years             241,356              223,359
     Other .............................    1 - 40 years              48,908               45,096
                                                                 -----------          -----------
                                                                   2,818,272            3,066,504
     Less - Accumulated amortization....                            (331,308)            (382,398)
                                                                 -----------          -----------
                                                                 $ 2,486,964          $ 2,684,106
                                                                 ===========          ===========

                SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1998, 1999 AND 2000 - (CONTINUED)

ACCRUED LIABILITIES

Accrued liabilities consist of the following as of December 31, 1999 and 2000 (in thousands):

                                                             1999             2000
                                                             ----             ----
     Compensation ..................................       $20,862         $18,635
     Interest ......................................        27,478          23,864
     Unsettled stock repurchases ...................          --            15,979
     Other accruals relating to operating expenses..        18,738          22,148
                                                           -------         -------
                                                           $67,078         $80,626
                                                           =======         =======

SUPPLEMENTAL INFORMATION - STATEMENT OF CASH FLOWS

During 1998, 1999 and 2000, the Company incurred the following transactions (in thousands):

                                                     1998              1999          2000
                                                     ----              ----          ----
 o   Purchase accounting adjustments
     related to deferred taxes..............     $   113,950     $      --       $      --
                                                 ===========     ===========     ===========
 o   Capital leases obligations incurred.....    $     3,807     $    22,208     $     5,319
                                                 ===========     ===========     ===========
 o   Income taxes paid from operations......     $     3,588     $     7,433     $     6,383
                                                 ===========     ===========     ===========
 o   Income  taxes  paid  related  to sale
     of discontinued operations.............     $      --       $      --       $   115,054
                                                 ===========     ===========     ===========
 o   Income tax refund received.............     $    10,486     $     2,231     $    3,598
                                                 ===========     ===========     ===========
 o   Subsidiary trust minority interest
     payments ..............................     $    23,250     $    23,250     $    23,250
                                                 ===========     ===========     ===========
 o   Interest paid..........................     $   117,658     $   203,976     $   139,833
                                                 ===========     ===========     ===========

LOCAL MARKETING AGREEMENTS

The Company generally enters into LMAs and similar arrangements with stations located in markets in which the Company already owns and operates a station, and in connection with acquisitions, pending regulatory approval of transfer of License Assets. Under the terms of these agreements, the Company makes specified periodic payments to the owner-operator in exchange for the grant to the Company of the right to program and sell advertising on a specified portion of the station's inventory of broadcast time. Nevertheless, as the holder of the Federal Communications Commission ("FCC") license, the owner-operator retains control and responsibility for the operation of the station, including responsibility over all programming broadcast on the station.

Included in the accompanying consolidated statements of operations for the years ended December 31, 1998, 1999 and 2000, are net revenues of $202.5 million, $263.0 million and $253.9 million, respectively, that relate to LMAs.

BROADCAST ASSETS HELD FOR SALE

In March 1999, the Company entered into an agreement to sell to Sunrise Television Corporation ("STC") the television stations WICS/WICD-TV in the Springfield/Champaign, Illinois market and KGAN-TV in the Cedar Rapids, Iowa market. In April 1999, the Justice Department requested additional information in response to STC's filing under the Hart-Scott-Rodino Antitrust Improvements Act. Pursuant to the agreement, if the transaction did not close by March 16, 2000, either STC or the Company had the option to terminate the agreement at that time. On March 15, 2000, the Company entered into an agreement to terminate the STC transaction. As a result of its termination, the Company recorded a cumulative accounting adjustment during the first quarter of 2000 as the Company had previously recorded the assets

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 1998, 1999 AND 2000 - (CONTINUED)

and liabilities related to these stations as "Broadcast Assets Held for Sale" and deferred the losses related to these stations until they were sold.

As of December 31, 1999, broadcast assets held for sale, less current portion, included the assets of KDNL-TV in the St. Louis, Missouri market. The assets were reclassified to the appropriate balance sheet classifications during the second quarter of 2000 as the option to sell these assets was subsequently terminated (see Note 11).

REVENUE RECOGNITION

Advertising revenues, net of agency and national representatives' commissions, are recognized in the period during which time spots are aired. Total revenues includes (i) cash and barter advertising revenues, net of agency and national representatives' commissions, (ii) network compensation, and (iii) other revenues.

RECLASSIFICATIONS

Certain reclassifications have been made to the prior years' financial statements to conform with the current year presentation.

2.   PROPERTY AND EQUIPMENT:

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed under the straight-line method over the following estimated useful lives:

     Buildings and improvements ..........................                10 - 35 years
     Station equipment ...................................                 5 - 10 years
     Office furniture and equipment ......................                 5 - 10 years
     Leasehold improvements ..............................                10 - 31 years
     Automotive equipment ................................                  3 - 5 years
                                                                    Shorter of 10 years
     Property and equipment and autos under capital leases            or the lease term


Property and equipment consisted of the following as of December 31, 1999 and 2000 (in thousands):

                                                        1999                2000
                                                        ----                ----
     Land and improvements ...............          $  13,015           $  17,209
     Buildings and improvements ..........             67,273              82,667
     Station equipment ...................            216,250             254,810
     Office furniture and equipment ......             27,060              33,409
     Leasehold improvements ..............             10,441               9,418
     Automotive equipment ................              7,760               9,958
     Construction in Progress ............               --                 3,184
                                                    ---------           ---------
                                                      341,799             410,655
     Less - Accumulated depreciation .....            (90,016)           (129,668)
                                                    ---------           ---------
                                                    $ 251,783           $ 280,987
                                                    =========           =========

3.   DERIVATIVE INSTRUMENTS:

The Company enters into derivative instruments primarily for the purpose of reducing the impact of changing interest rates on its floating rate debt, and to reduce the impact of changing fair market values on its fixed rate debt. In addition, the Company has entered into put and call option derivative instruments relating to the Company's Class A Common Stock in order to hedge the possible dilutive effect of employees exercising stock options pursuant to the Company's stock option plans. The Company does not enter into derivative instruments for speculative trading purposes.

STATEMENT OF FINANCIAL ACCOUNTING STANDARD NO. 133

In June, 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. In June 1999, the FASB issued Statement No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES -

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 1998, 1999 AND 2000 - (CONTINUED)

DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133. In June 2000, the FASB issued Statement 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES, AN AMENDMENT OF FASB STATEMENT NO. 133. Statement 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative instrument's gains and losses to offset related results on the hedged item in the income statement, to the extent effective, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The Company estimates that SFAS 133 will have the following impact on its financial statements.

The Company's existing interest rate swap agreements are not expected to qualify for special hedge accounting treatment under SFAS 133. As a result, both of the Company's interest rate swap agreements will be reflected as liabilities on January 1, 2001 at their total fair market value of $7.1 million (described below), with subsequent changes in their fair market values recorded as other income or loss. The transition adjustment to record the Company's fixed-to-floating rate derivative will result in an increase in both the derivative liability and bond discount of $1.0 million (included in the $7.1 million above) on the balance sheet. The bond discount will be amortized to interest expense through December 15, 2007, the termination date of the swap agreement.

SFAS 133 requires deferred gains and losses on terminated floating-to-fixed rate hedges (described above) to be presented as other comprehensive income or loss on the balance sheet. As a result, the Company will be required to reclassify the $4.3 million net balance of deferred losses to other comprehensive loss as of January 1, 2001, which will be amortized to interest expense over the term of the related debt.

INTEREST RATE HEDGING DERIVATIVE INSTRUMENTS

As of December 31, 2000, the Company had an interest rate swap agreement with a notional amount of $575 million which expires on June 3, 2004. The swap agreement requires the Company to pay a fixed rate which is set in the range of 6% to 6.55% and receive a floating rate based on the three month London Interbank Offered Rate ("LIBOR"), and the measurement and settlement is performed quarterly. This swap agreement is reflected as a derivative obligation of $6.1 million as a component of "Accrued liabilities" on the accompanying consolidated balance sheet as of December 31, 2000 as a result of a modification of the agreement during 2000. In addition, the Company has entered into an interest rate swap agreement with a notional amount of $250 million which expires on December 15, 2007 in which the Company receives a fixed rate of 8.75% and pays a floating rate based on LIBOR (and the measurement and settlement is performed quarterly). Periodic settlements of these agreements are recorded as adjustments to interest expense in the relevant periods.

The counterparties to these agreements are international financial institutions. The Company estimates the fair value of these instruments at December 31, 2000 to be $7.1 million, consisting of $6.1 million related to the floating-to-fixed rate agreement and $1.0 million related to the fixed-to-floating rate agreement. The fair value of the interest rate swap agreements is estimated by obtaining quotations from the financial institutions which are a party to the Company's derivative contracts (the "Banks"). The fair value is an estimate of the net amount that the Company would pay on December 31, 2000 if the contracts were transferred to other parties or cancelled by the Company.

The Company experienced losses of $2.6 million during 2000 as a result of terminating two of its fixed-to-floating interest rate swap agreements. The losses resulting from these terminations are reflected as a discount on the Company's fixed rate debt and are being amortized to interest expense through December 15, 2007, the expiration date of the terminated swap agreements. For the year ended December 31, 2000, amortization of $0.03 million of the discount was recorded to interest expense.

The Company experienced gains of $1.9 million as a result of terminating several of its floating-to-fixed interest rate swap agreements. In addition, the Company experienced a loss of $6.1 million as a result of modifying the terms of its remaining floating-to-fixed interest rate swap agreement, as discussed above. The gains and losses resulting from these terminations and modifications have been deferred and are recorded as "Other long-term liabilities" and "Other assets" on the accompanying consolidated balance

                SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1998, 1999 AND 2000 - (CONTINUED)

sheet as of December 31, 2000. These deferred gains and losses are being amortized to interest income and expense through the expiration dates of the terminated or modified swap agreements, which expire from July 9, 2001 to June 3, 2004. For the year ended December 31, 2000, amortization of $0.1 million of the deferred gain was recorded to interest expense.

No amortization of the deferred loss was recorded because the loss occurred on the last business day of 2000.

TREASURY OPTION DERIVATIVE INSTRUMENT

In August 1998, the Company entered into a treasury option derivative contract (the "Option Derivative"). The Option Derivative contract provided for 1) an option exercise date of September 27, 2000, 2) a notional amount of $300 million and 3) a five-year treasury strike rate of 6.14%. Upon the execution of the Option Derivative contract in 1998, the Company received a cash payment representing an option premium of $9.5 million which was recorded in "Other long-term liabilities" in the accompanying consolidated balance sheets. The Company adjusted its liability to the present value of the future payments of the settlement amounts based on the forward five-year treasury rate at the end of each accounting period. These adjustments are reflected on the Company's Consolidated Statement of Operations as "Unrealized gains or losses on derivative instrument".

On September 27, 2000, the yield in the five-year treasury rate was 5.906% resulting in a loss of $0.3 million for the year ended December 31, 2000. In addition, the Company made a cash settlement payment of $3.0 million upon the expiration of the Option Derivative contract which is equal to the notional amount of $300 million multiplied by the strike rate (6.14%) less the settlement rate (5.906%) discounted over a five-year period. The Company realized a $6.4 million cash profit over the life of the transaction.

EQUITY PUT AND CALL OPTIONS

1997 OPTIONS

In April 1997, the Company entered into put and call option contracts related to its common stock for the purpose of hedging the dilution of the common stock upon the exercise of stock options granted. The Company entered into 1,100,000 European style (that is, exercisable on the expiration date only) put options for common stock with a strike price of $12.89 per share which provide for settlement in cash or in shares, at the election of the Company. The Company entered into 1,100,000 American style (that is, exercisable any time on or before the expiration date) call options for common stock with a strike price of $12.89 per share which provide for settlement in cash or in shares, at the election of the Company. For the year ended December 31, 2000, upon the settlement of these options, the Company repurchased 1,100,000 shares of common stock and made payments of $14.2 million.

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

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 1998, 1999 AND 2000 - (CONTINUED)

of $1.25 million relating to the 1998 September Options as an increase in additional paid-in capital. Additionally, 200,000 of the 1998 September Options were retired during 1999.

The 1998 July Options and September Options were exercised during March 2000. The Company repurchased 208,400 shares and made a net payment of $1.6 million related to this settlement. The 1998 September Options were amended during March 2000 to include 2.1 million equity put options at a put strike price of $10.125. The Company settled the 1998 September options during December 2000 and repurchased 1,430,000 shares of common stock and made a payment of $14.5 million related to this settlement. Additionally, during 2000, the Emerging Issues Task Force of the Financial Accounting Standards Board (EITF) released EITF Issue No. 00-19, ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO, AND POTENTIALLY SETTLED IN, A COMPANY'S OWN STOCK. EITF Issue No. 00-19 clarified how freestanding contracts that are indexed to, and potentially settled in, a company's own stock should be classified and measured. As a result of implementing EITF Issue No. 00-19, the Company reclassified the balance relating to the July Options of $7.8 million from Additional Paid-in Capital-Equity Put Options to Equity Put Options as reflected in the accompanying balance sheet as of December 31, 2000.

1999 OPTIONS

In September 1999, the Company entered into put and call option contracts related to the Company's common stock. The Company entered into 1,700,000 European style put options for common stock with a strike price of $9.45 per share which provide for settlement in cash or in shares, at the election of the Company. In September 1999, the Company entered into 1,000,000 American style call options for common stock with a strike price $10.45 per share which provide for settlement in cash or in shares, at the election of the Company. For the year ended December 31, 1999, option premium payments of $0.5 million were made relating to the September call options. The Company recorded these premium payments as a reduction of additional paid-in capital. To the extent that the Company entered into put options related to its common stock, the additional paid-in capital amounts were reclassified accordingly and reflected as Equity Put Options in the accompanying consolidated balance sheet as of December 31, 1999. For the year ended December 31, 2000, upon settlement of these options, the Company repurchased 1,030,000 shares of common stock and made payments of $9.7 million.

4.   NOTES PAYABLE AND COMMERCIAL BANK FINANCING:

1998 BANK CREDIT AGREEMENT

In order to expand its borrowing capacity to fund acquisitions and obtain more favorable terms with its syndicate of banks, the Company obtained a new $1.75 billion senior secured credit facility (the "1998 Bank Credit Agreement"). The 1998 Bank Credit Agreement was executed in May 1998 and includes (i) a $750.0 million Term Loan Facility repayable in consecutive quarterly installments commencing on March 31, 1999 and ending on September 15, 2005; and (ii) a $1.0 billion reducing Revolving Credit Facility. Availability under the Revolving Credit Facility reduces quarterly, commencing March 31, 2001 and terminating on September 15, 2005. Not more than $350.0 million of the Revolving Credit Facility will be available for issuances of letters of credit. The 1998 Bank Credit Agreement also includes a standby uncommitted multiple draw term loan facility of $400.0 million. The Company is required to prepay the Term Loan Facility and reduce the Revolving Credit Facility with (i) 100% of the net proceeds of any casualty loss or condemnation; (ii) 100% of the net proceeds of any sale or other disposition by the Company of any assets in excess of $100.0 million in the aggregate for any fiscal year, to the extent not used to acquire new assets; and (iii) 50% of excess cash flow (as defined) if the Company's ratio of debt to EBITDA (as defined) exceeds a certain threshold. The 1998 Bank Credit Agreement contains representations and warranties, and affirmative and negative covenants, including among other restrictions, limitations on additional indebtedness, customary for credit facilities of this type. The 1998 Bank Credit Agreement is secured only by a pledge of the stock of each subsidiary of the Company other than KDSM, Inc., KDSM Licensee, Inc., Cresap Enterprises, Inc., Sinclair Capital and Sinclair Ventures, Inc. The Company is required to maintain certain debt covenants in connection with the 1998 Bank Credit Agreement. As of December 31, 2000, the Company was in compliance with all debt covenants.

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 1998, 1999 AND 2000 - (CONTINUED)

The applicable interest rate for the Term Loan Facility and the Revolving Credit Facility is either LIBOR plus 0.5% to 1.875% or the alternative base rate plus zero to 0.625%. The applicable interest rate for the Term Loan Facility and the Revolving Credit Facility is adjusted based on the ratio of total debt to four quarters' trailing earnings before interest, taxes, depreciation and amortization. As of December 31, 2000, the Company's applicable interest rate for borrowings under the 1998 Bank Credit Agreement is either LIBOR plus 1.5% or the alternative base rate plus 0.25%.

As a result of entering into the Company's 1998 Bank Credit Agreement, the Company incurred debt acquisition costs of $11.1 million and recognized an extraordinary loss of $11.1 million net of a tax benefit of $7.4 million. The extraordinary loss represents the write-off of debt acquisition costs associated with indebtedness replaced by the new facility. The weighted average interest rates for outstanding indebtedness relating to the 1998 Bank Credit Agreement during 2000 and as of December 31, 2000 were 7.73% and 7.54%, respectively. Interest expense relating to the 1998 Bank Credit Agreement was $108.9 million and $79.3 million for years ended December 31, 1999 and 2000, respectively.

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

Interest on the 8 3/4% Notes is payable semiannually on June 15 and December 15 of each year, commencing June 15, 1998. Interest expense was $21.9 million for each of the three years ended December 31, 1998, 1999 and 2000. The 8 3/4% Notes are issued under an Indenture among SBG, its subsidiaries (the guarantors) and the trustee. Costs associated with the offering totaled $5.8 million, including an underwriting discount of $5.0 million. These costs were capitalized and are being amortized over the life of the debt.

Based upon the quoted market price, the fair value of the 8 3/4% Notes as of December 31, 1999 and 2000 was $231.3 million and $220.4 million, respectively.

9% SENIOR SUBORDINATED NOTES DUE 2007:

In July 1997, the Company completed an issuance of $200 million aggregate principal amount of 9% Senior Subordinated Notes due 2007 (the "9% Notes"). The Company utilized $162.5 million of the approximately $195.6 million net proceeds of the issuance to repay outstanding revolving credit indebtedness and utilized the remainder to fund acquisitions.

Interest on the 9% Notes is payable semiannually on January 15 and July 15 of each year, commencing January 15, 1998. Interest expense was $18.0 million for each of the three years ended December 31, 1998, 1999 and 2000. The 9% Notes are issued under an Indenture among SBG, its subsidiaries (the guarantors) and the trustee. Costs associated with the offering totaled $4.8 million, including an underwriting discount of $4.0 million. These costs were capitalized and are being amortized over the life of the debt.

Based upon the quoted market price, the fair value of the 9% Notes as of December 31, 1999 and 2000 was $186.2 million and $180.4 million, respectively.

10% SENIOR SUBORDINATED NOTES DUE 2005

In August 1995, the Company completed an issuance of $300 million aggregate principal amount of 10% Senior Subordinated Notes (the "1995 Notes"), due 2005, generating net proceeds to the Company of $293.2 million. The net proceeds of this offering were utilized to repay outstanding indebtedness under the then existing Bank Credit Agreement of $201.8 million with the remainder being retained and eventually utilized to make payments related to certain acquisitions consummated during 1996. Interest on the Notes is payable semiannually on March 30 and September 30 of each year. Interest expense was $30.0 million for each of the three years ended December 31, 1998, 1999 and 2000. The notes are issued under an indenture among SBG, its subsidiaries (the guarantors) and the trustee. Costs associated with the

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 1998, 1999 AND 2000 - (CONTINUED)

offering totaled $6.8 million, including an underwriting discount of $6.0 million. These costs were capitalized and are being amortized over the life of the debt.

Based upon the quoted market price, the fair value of the 1995 Notes as of December 31, 1999 and 2000 was $296.1 million and $291.2 million, respectively.

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

In December 1997, the Company completed a tender offer of $98.1 million aggregate principal amount of the 1993 Notes (the "Tender Offer"). Total consideration per $1,000 principal amount note tendered was $1,082.08 resulting in total consideration paid to consummate the Tender Offer of $106.2 million. In conjunction with the Tender Offer, the Company recorded an extraordinary loss of $6.1 million, net of a tax benefit of $4.0 million. In the second quarter of 1999, the Company redeemed the remaining 1993 notes for a total consideration of $1.9 million. Interest expense for the years ended December 31, 1998 and 1999, was $0.2 million and $60,000, respectively. The Notes are issued under an Indenture among SBG, its subsidiaries (the guarantors) and the trustee.

SUMMARY

Notes payable, capital lease and commercial bank financing consisted of the following as of December 31, 1999 and 2000 (in thousands):

                                                                        1999                 2000
                                                                        ----                 ----
Bank Credit Agreement, Term Loan ..............................    $   700,000           $   625,000
Bank Credit Agreement, Revolving Credit Facility ..............        303,000               206,000
8 3/4% Senior Subordinated Notes, due 2007 ....................        250,000               250,000
9% Senior Subordinated Notes, due 2007 ........................        200,000               200,000
10% Senior Subordinated Notes, due 2005 .......................        300,000               300,000
Capital lease .................................................           --                   3,767
Installment note for certain real estate interest at 8.0% .....             87                    79
                                                                   -----------           -----------
                                                                     1,753,087             1,584,846
Less: Discount on 8 3/4% Senior Subordinated
  Notes, due 2007 .............................................           (780)                 (682)
Less: Discount from terminations of derivative
  instruments on 9% and 10% notes .............................           --                  (2,585)
Less:  Current portion ........................................        (75,008)             (100,018)
                                                                   -----------           -----------
                                                                   $ 1,677,299           $ 1,481,561
                                                                   ===========           ===========

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 1998, 1999 AND 2000 - (CONTINUED)

Indebtedness under the 1998 Bank Credit Agreement, notes payable and capital lease as of December 31, 2000, mature as follows (in thousands):

     2001 ...........................................................     $   100,018
     2002 ...........................................................         100,035
     2003 ...........................................................         125,047
     2004 ...........................................................         150,074
     2005 ...........................................................         656,142
     2006 and thereafter ............................................         453,530
                                                                          -----------
                                                                            1,584,846
     Less: Discount on 8 3/4% Senior Subordinated Notes due 2007 ....            (682)
     Less: Discount from swap terminations on 9% and 10% notes ......          (2,585)
                                                                          -----------
                                                                          $ 1,581,579

Substantially all of the Company's stock in its wholly owned subsidiaries has been pledged as security for notes payable and commercial bank financing.

5.   NOTES AND CAPITAL LEASES PAYABLE TO AFFILIATES:

Notes and capital leases payable to affiliates consisted of the following as of December 31, 1999 and 2000 (in thousands):

                                                                                         1999               2000
                                                                                         ----               ----
Subordinated installment notes payable to former majority owners, interest at
  8.75%, principal payments in varying amounts due annually beginning October
  1991, with a balloon payment due at
  maturity in May 2005 ......................................................          $  7,632           $  6,554
Capital lease for building, interest at 17.5% ...............................               676                304
Capital lease for building, interest at 6.62% ...............................             9,136              7,857
Capital leases for broadcasting tower facilities, interest
    rates averaging 10%  ....................................................             3,310              3,070
Capitalization of time brokerage agreements, interest at
    6.20% to 8.25%  .........................................................            18,827             15,648
Capital leases for building and tower, interest at 8.25% ....................               451              1,414
                                                                                       --------           --------
                                                                                         40,032             34,847
Less: Current portion .......................................................            (5,890)            (5,838)
                                                                                       --------           --------
                                                                                       $ 34,142           $ 29,009
                                                                                       ========           ========


Notes and capital leases payable to affiliates, as of December 31, 2000, mature as follows (in thousands):

     2001 .......................................................      $  8,238
     2002 .......................................................         7,209
     2003 .......................................................         5,945
     2004 .......................................................         5,246
     2005 .......................................................         6,126
     2006 and thereafter ........................................        11,413
                                                                       --------
     Total minimum payments due .................................        44,177
     Less: Amount representing interest .........................        (9,330)
                                                                       --------
     Present value of future notes and capital lease payments ...      $ 34,847
                                                                       ========

                SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1998, 1999 AND 2000 - (CONTINUED)

6. PROGRAM CONTRACTS PAYABLE:

Future payments required under program contracts payable as of December 31, 2000 were as follows (in thousands):


          2001 ................................................      $ 110,217
          2002 ................................................         54,134
          2003 ................................................         32,143
          2004 ................................................         11,493
          2005 ................................................          1,326
          2006 and thereafter .................................             50
                                                                     ---------
                                                                       209,363
          Less: Current portion ...............................       (110,217)
                                                                     ---------
          Long-term portion of program contracts payable ......      $  99,146
                                                                     =========

Included in the current portion amounts are payments due in arrears of $23.6 million. In addition, the Company has entered into non-cancelable commitments for future program rights aggregating $183.7 million as of December 31, 2000.

The Company has estimated the fair value of its program contract payables and non-cancelable commitments at approximately $173.8 million and $145.3 million, respectively, as of December 31, 1999, and $178.3 million and $149.3 million, respectively, at December 31, 2000. These estimates were based on future cash flows discounted at the Company's current borrowing rate.

7.   RELATED PARTY TRANSACTIONS:

In connection with the start-up of an affiliate in 1990, certain Class B Stockholders issued a note allowing them to borrow up to $3.0 million from the Company. This note was amended and restated June 1, 1994, to a term loan bearing interest of 6.88% with quarterly principal payments beginning March 31, 1996 through December 31, 1999. The note was paid in full as of December 31, 1999.

During the year ended December 31, 1993, the Company loaned Gerstell Development Limited Partnership (a partnership owned by Class B Stockholders) $2.1 million. The note bears interest at 6.18%, with principal payments beginning on November 1, 1994, and a final maturity date of October 1, 2013. As of December 31, 1999 and 2000, the balance outstanding was approximately $1.7 million.

Concurrently with the Company's initial public offering, the Company acquired options from certain stockholders of Glencairn, LTD ("Glencairn") that will grant the Company the right to acquire, subject to applicable FCC rules and regulations, up to 97% of the capital stock of Glencairn. The Glencairn option exercise price is based on a formula that provides a 10% annual return to Glencairn. Glencairn is the owner-operator and FCC licensee of WNUV in Baltimore, WVTV in Milwaukee, WRDC in Raleigh/Durham, WABM in Birmingham, KRRT in Kerrville, WBSC in Asheville/Greenville /Spartanburg and WTTE in Columbus. The Company has entered into five-year LMA agreements (with five-year renewal terms at the Company's option) with Glencairn pursuant to which the Company provides programming to Glencairn for airing on WNUV, WVTV, WRDC, WABM, KRRT, WBSC and WTTE. During the years ended December 31, 1998, 1999 and 2000, the Company made payments of $9.8 million, $10.8 million and $11.3 million, respectively, to Glencairn under these LMA agreements.

During the years ended December 31, 1998, 1999 and 2000, the Company from time to time entered into charter arrangements to lease aircraft owned by certain Class B Stockholders. During the years ended December 31, 1998, 1999 and 2000, the Company incurred expenses of approximately $0.6 million, $0.4 million and $0.2 million related to these arrangements, respectively.

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 1998, 1999 AND 2000 - (CONTINUED)

Certain assets used by the Company and its operating subsidiaries are leased from Cunningham Communications Inc., Keyser Investment Group, Gerstel LP, and Beaver Dam, LLC (entities owned by the Class B Stockholders). Lease payments made to these entities were $1.5 million, $2.1 million, and $2.8 million for the years ended December 31, 1998, 1999 and 2000, respectively.

8.   INCOME TAXES:

The Company files a consolidated federal income tax return and separate company state tax returns. The provision (benefit) for income taxes consisted of the following for the years ended December 31, 1998, 1999 and 2000 (in thousands):

                                                                 1998             1999               2000
                                                                 ----             ----               ----
Provision for income taxes - continuing  operations ....      $  32,562           $ 25,107          $ 4,816
Provision for income taxes - discontinued operations ...         13,096            149,771           73,120
Benefit from income taxes - extraordinary item .........         (7,370)              --               --
                                                              ---------           --------          -------
                                                              $  38,288           $174,878          $77,936
                                                              =========           ========          =======
Current:
   Federal .............................................      $   3,953           $ 81,370          $58,079
   State ...............................................          3,635             30,323           13,439
                                                              ---------           --------          -------
                                                                  7,588            111,693           71,518
                                                              ---------           --------          -------
Deferred:
   Federal .............................................         26,012             56,576            5,829
   State ...............................................          4,688              6,609              589
                                                              ---------           --------          -------
                                                                 30,700             63,185            6,418
                                                              ---------           --------          -------
                                                              $  38,288           $174,878          $77,936
                                                              =========           ========          =======


The following is a reconciliation of federal income taxes at the applicable statutory rate to the recorded provision from continuing operations:

                                                                 1998              1999             2000
                                                                 ----              ----             ----
Statutory federal income taxes .......................           35.0%            (35.0%)          (35.0%)
Adjustments-
   State income and franchise taxes, net of federal
     effect ..........................................           68.9              21.2              7.0
   Goodwill amortization .............................          106.8              99.5             39.0
   Non-deductible expense items ......................          168.1              57.4              6.5
   Tax liability related to dividends on Parent
     Preferred Stock (a) .............................          121.7               --               --
   Other .............................................           11.4               4.4             (1.9)
                                                                -----             -----             ----
Provision for income taxes ...........................          511.9%            147.5%            15.6%
                                                                =====             =====             ====

---------------
(a)  In March 1997, the Company issued the HYTOPS securities. In connection with this transaction, Sinclair Broadcast Group, Inc. (the "Parent") issued $206.2 million of Series C Preferred Stock (the "Parent Preferred Stock") to KDSM, Inc., a wholly owned subsidiary. Parent Preferred Stock dividends paid to KDSM, Inc. are considered taxable income for Federal tax purposes and not considered income for book purposes. Also for Federal tax purposes, KDSM, Inc. is allowed a tax deduction for dividends received on the Parent Preferred Stock in an amount equal to Parent Preferred Stock dividends received in each taxable year limited to the extent that the Parent's consolidated group has "earnings and profits." To the extent that dividends received by KDSM,
     Inc. are in excess of the Parent's consolidated group earnings and profits, KDSM will reduce its tax basis in the Parent Preferred Stock which gives rise to a deferred tax liability (to be recognized upon redemption). During the year ended December 31, 1998, the Parent did not generate "earnings and profits" in an amount greater than or equal to dividends paid on the Parent Preferred Stock. This resulted in a reduction in basis of the Parent's Series C Preferred Stock and generated a related deferred tax liability. During the years ended December 31,
     1999 and 2000, the Parent generated "earnings and profits" and avoided a reduction in basis of its Parent Preferred Stock.
--------------------------------------------------------------------------------

                SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1998, 1999 AND 2000 - (CONTINUED)

Temporary differences between the financial reporting carrying amounts and the tax basis of assets and liabilities give rise to deferred taxes. The Company had a net deferred tax liability of $228.7 million and $243.1 million as of December 31, 1999 and 2000, respectively.

The Company's remaining Federal NOL's will expire during various years from 2011 to 2019, and are subject to annual limitations under Internal Revenue Code
Section 382 and similar state provisions. The tax effects of these NOL's are recorded in the deferred tax accounts in the accompanying consolidated balance sheets.

Total deferred tax assets and deferred tax liabilities as of December 31, 1999 and 2000 were as follows (in thousands):

                                                                              1999                2000
                                                                              ----                ----
Deferred Tax Assets:
    Accruals and reserves ............................................     $   7,868           $   7,941
    Net operating losses .............................................           491               2,895
    Tax credits ......................................................          --                   534
    Investments ......................................................           158              11,494
    Other ............................................................         1,909               2,921
                                                                           ---------           ---------
                                                                           $  10,426           $  25,785
                                                                           =========           =========
Deferred Tax Liabilities:
    FCC license ......................................................     $ (29,010)          $ (44,466)
    Parent Preferred Stock deferred tax liability (see (a) above) ....       (25,833)            (25,833)
    Fixed assets and intangibles .....................................      (168,995)           (181,378)
    Program contracts ................................................        (8,715)            (12,100)
    Treasury option derivative .......................................        (2,679)               --
    Capital leases ...................................................        (2,513)             (3,232)
    Other ............................................................        (1,393)             (1,925)
                                                                           ---------           ---------
                                                                           $(239,138)          $(268,934)
                                                                           =========           =========

During 2000, the Company acquired the stock of Montecito Broadcasting Corporation ("Montecito") and Grant Television, Inc. ("Grant"). The Company recorded net deferred tax liabilities resulting from these purchases of approximately $8.7 million. These net deferred tax liabilities primarily relate to the differences between financial reporting carrying amounts and tax basis amounts as measured upon the purchase date.

9.   EMPLOYEE BENEFIT PLAN:

The Sinclair Broadcast Group, Inc. 401(k) Profit Sharing Plan and Trust (the "SBG Plan") covers eligible employees of the Company. Contributions made to the SBG Plan include an employee elected salary reduction amount, company matching contributions and a discretionary amount determined each year by the Board of Directors. The Company's 401(k) expense for the years ended December 31, 1998, 1999 and 2000 was $1.2 million, $1.4 million and $1.7 million, respectively. There were no discretionary contributions during these periods. During December 1997, the Company registered 800,000 shares of its Class A Common Stock with the Securities and Exchange Commission (the "Commission") to be issued as a matching contribution for the 1997 plan year and subsequent plan years.

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 1998, 1999 AND 2000 - (CONTINUED)

10.  COMMITMENTS AND CONTINGENCIES:

LITIGATION

Lawsuits and claims are filed against the Company from time to time in the ordinary course of business. These actions are in various preliminary stages, and no judgments or decisions have been rendered by hearing boards or courts. Management, after reviewing developments to date with legal counsel, is of the opinion that the outcome of such matters will not have a material adverse effect on the Company's financial position, results of operations or cash flows. The Company settled its litigation with Emmis and former CEO-designate Barry Baker regarding the sale of its St. Louis broadcast properties (see Note
11).

COMMITMENT FOR ADVERTISING

During 1999, the Company entered into an option agreement with BeautyBuys.com ("Beauty Buys") to provide radio and television advertising, promotional support and other services (in-kind services) over a five year period ending December 31, 2004 in exchange for options to acquire an equity interest. Advertising and promotional support would be provided to BeautyBuys from the Company's unutilized inventory, valued as if each spot was being sold at the then-current street rates at the time of the airing. The Company would recognize no revenue related to its advertising, promotion or other services and would recognize revenue as the Company's options vest in an amount equal to the fair value of the options.

In December 2000, the Company entered into a modification agreement with BeautyBuys and its parent, Synergy Brands, Inc. ("Synergy"), whereby the Company divested of its option to acquire an equity interest in BeautyBuys in exchange for a significant reduction in the amount of advertising, promotional support and other services the Company is to provide to BeautyBuys and an increased equity position in Synergy. Additionally, the Company, BeautyBuys and Icon International ("Icon") entered into an agreement whereby BeautyBuys would transfer and sell to Icon its remaining amount of advertising and promotional support to be received from SBG for a combination of $2.7 million in cash and certain trade credits from Icon. Simultaneously, the Company entered into an agreement with Icon whereby the Company received $3.2 million in cash and certain trade credits from Icon in exchange for Media Time Credits or commercial inventory. Icon inventory spots aired will be valued and characterized the same as other spots sold with similar cash and barter components.

The cash received by BeautyBuys and the Company from Icon was viewed by management as a measurement of the value of the future advertising the Company will need to provide to Icon. Therefore, the company recorded an expense of $2.7 million in "Loss related to investments" and a corresponding liability of $6.9 million to "Deferred barter revenue" on the accompanying consolidated Statement of Operations and Balance sheet for the year ended December 31, 2000. "Deferred barter revenue" will be amortized to broadcast revenue as the proportionate cash component of the spots are aired.

OPERATING LEASES

The Company has entered into operating leases for certain property and equipment under terms ranging from three to ten years. The rent expense under these leases, as well as certain leases under month-to-month arrangements, for the years ended December 31, 1998, 1999 and 2000, was approximately $4.0 million, $5.9 million and $6.8 million, respectively.

Future minimum payments under the leases are as follows (in thousands):

     2001 ...........................................                 5,123
     2002 ...........................................                 4,254
     2003 ...........................................                 3,821
     2004 ...........................................                 3,531
     2005 ...........................................                 3,280
     2006 and thereafter ............................                35,178
                                                                    -------
                                                                    $55,187
                                                                    =======

                SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1998, 1999 AND 2000 - (CONTINUED)

11. ACQUISITIONS AND DISPOSITIONS

1998 ACQUISITIONS AND DISPOSITIONS

HERITAGE ACQUISITION. In July 1997, the Company entered into a purchase agreement to acquire certain assets of the radio and television stations of Heritage Media Group for approximately $630 million (the "Heritage Acquisition"). Pursuant to the Heritage Acquisition, and after giving effect to the STC Disposition, Entercom Disposition and Centennial Disposition and a third party's exercise of its option to acquire radio station KCAZ in Kansas City, Missouri, the Company has acquired or provided programming services to three television stations in two separate markets and 13 radio stations in four separate markets. In July 1998, the Company acquired three radio stations in the New Orleans, Louisiana market and simultaneously disposed of two of those stations (see the Centennial Disposition below). The acquisition was accounted for under the purchase method of accounting whereby the net purchase price for stations not sold was allocated to property and programming assets, acquired intangible broadcasting assets and other intangible assets for $22.6 million, $222.8 million and $102.6 million, respectively, based on an independent appraisal.

1998 STC DISPOSITION. In February 1998, the Company entered into agreements to sell to STC two television stations and the non-license assets and rights to program a third television station, all of which were acquired in the Heritage Acquisition. In April 1998, the Company closed on the sale of the non-license assets of the three television stations in the Burlington, Vermont and Plattsburgh, New York market for aggregate consideration of approximately $70.0 million. During the third quarter of 1998, the Company sold the license assets for a sales price of $2.0 million.

MONTECITO ACQUISITION. In February 1998, the Company entered into an agreement to acquire all of the capital stock of Montecito for approximately $33.0 million (the "Montecito Acquisition"). Montecito owns all of the issued and outstanding stock of Channel 33, Inc. which owns and operates KFBT-TV in Las Vegas, Nevada. In April 1998, the Company began programming KFBT-TV through an LMA upon expiration of the applicable HSR Act waiting period. On April 18, 2000 the Company acquired the outstanding capital stock of Montecito upon receiving approval from the FCC.

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

LAKELAND ACQUISITION. In May 1998, the Company acquired 100% of the stock of Lakeland Group Television, Inc. ("Lakeland") for cash payments of approximately $53.0 million (the "Lakeland Acquisition"). In connection with the Lakeland Acquisition, the Company now owns television station KLGT-TV in Minneapolis/St.Paul, Minnesota. The acquisition was accounted for under the purchase method of accounting whereby the purchase price was allocated to property and programming assets, acquired intangible broadcasting assets and other intangible assets for $5.1 million, $35.1 million and $29.4 million, respectively, based on an independent appraisal.

                SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1998, 1999 AND 2000 - (CONTINUED)

ENTERCOM DISPOSITION. In June 1998, the Company completed the sale of seven radio stations acquired in the Heritage Acquisition. The seven stations are located in the Portland, Oregon and Rochester, New York markets and were sold for aggregate consideration of approximately $126.9 million.

SULLIVAN ACQUISITION. In July 1998, the Company acquired 100% of the stock of Sullivan Broadcast Holdings, Inc. and Sullivan Broadcasting Company II, Inc. for cash payments of approximately $951.0 million (the "Sullivan Acquisition"). The Company financed the acquisition by utilizing indebtedness under the 1998 Bank Credit Agreement. In connection with the acquisition, the Company has acquired the right to program 12 additional television stations in 10 separate markets. During 2001, the Company intends to acquire the license assets of one station and the stock of a company that owns the license assets of six additional stations. In addition, the Company expects to enter into new LMA agreements with respect to three of the stations and will continue to program two of the television stations pursuant to existing LMA agreements. The acquisition was accounted for under the purchase method of accounting whereby the purchase price was allocated to property and programming assets, acquired intangible broadcasting assets and other intangible assets for $58.2 million, $336.8 million and $637.6 million, respectively, based on an independent appraisal.

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

1999 ACQUISITIONS AND DISPOSITIONS

GUY GANNETT ACQUISITION. In September 1998, the Company agreed to acquire from Guy Gannett Communications its television broadcasting assets for a purchase price of $317.0 million in cash (the "Guy Gannett Acquisition"). As a result of this transaction and after the completion of related dispositions, the Company acquired five television stations in five separate markets. In April 1999, the Company completed the purchase of WTWC-TV, WGME-TV and WGGB-TV for a purchase price of $111.0 million. The acquisition was accounted for under the purchase method of accounting whereby the purchase price was allocated to property and programming assets, acquired intangible broadcasting assets

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 1998, 1999 AND 2000 - (CONTINUED)

and other intangible assets for $20.9 million, $ 45.7 million, and $51.4 million, respectively, based on an independent appraisal. In July 1999, the Company completed the purchase of WICS/WICD-TV, and KGAN-TV for a purchase price of $81.0 million. The Company financed these acquisitions by utilizing indebtedness under the 1998 Bank Credit Agreement.

ACKERLEY DISPOSITION. In September 1998, the Company agreed to sell the Guy Gannett television station WOKR-TV in Rochester, New York to the Ackerley Group, Inc. for a sales price of $125 million (the "Ackerley Disposition"). In April 1999, the Company closed on the purchase of WOKR-TV and simultaneously completed the sale of WOKR-TV to Ackerly.

CCA DISPOSITION. In April 1999, the Company completed the sale of the non-license assets of KETK-TV and KLSB-TV in Tyler-Longview, Texas to Communications Corporation of America ("CCA") for a sales price of $36 million (the "CCA Disposition"). In addition, CCA has an option to acquire the license assets of KETK-TV for an option purchase price of $2.0 million.

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

BARNSTABLE DISPOSITION. In August 1999, the Company completed the sale of the radio stations WFOG-FM and WGH-AM/FM serving the Norfolk, Virginia market to Barnstable Broadcasting, Inc. ("Barnstable"). The stations were sold to Barnstable for a sales price of $23.7 million.

ENTERCOM DISPOSITION. In July 1999, the Company entered into an agreement to sell 46 radio stations in nine markets to Entercom for $824.5 million in cash. The transaction does not include the Company's radio stations in the St. Louis market which where sold separately during 2000 (see Emmis disposition below). In December 1999, the Company closed on the sale of 41 radio stations in eight markets for a purchase price of $700.4 million.

2000 ACQUISITIONS AND DISPOSITIONS

MONTECITO ACQUISITION. In February 1998, the Company entered into a Stock Purchase Agreement with Montecito and its stockholders to acquire all of the outstanding stock of Montecito, which owns the FCC License for television broadcast station KFBT-TV. The FCC granted approval of the transaction and the Company completed the purchase of the outstanding stock of Montecito on April 18, 2000 for a purchase price of $33.0 million.

EMMIS DISPOSITION In June 2000, the Company settled its litigation with Emmis and former CEO-designate Barry Baker regarding the sale of its St. Louis broadcast properties. As a result of the settlement, the purchase option of the Company's St. Louis broadcast properties has been terminated and a subsequent agreement was entered into whereby the Company would sell its St. Louis radio properties to Emmis. In October 2000, the Company completed the sale of its St. Louis radio properties to Emmis for $220.0 million and retained its St. Louis television station, KDNL-TV.

ENTERCOM DISPOSITION. On July 20, 2000 the Company completed the sale of four radio stations in Kansas City to Entercom Communications Corp. for an aggregate purchase price of $126.6 million in cash. The stations sold were KCFX-FM, KQRC-FM, KCIY-FM, and KXTR-FM. In November 2000, the Company completed the sale of WKRF-FM in Wilkes-Barre, Pennsylvania to Entercom for $0.6 million.

WNYO ACQUISITION. In August 2000, the Company entered into an agreement to purchase the stock of Grant, the owner of WNYO-TV in Buffalo, New York, for a purchase price of $51.5 million. In October 2000, the Company completed the stock acquisition of Grant, obtaining the non-license assets of WNYO-TV and began programming the television station under a time brokerage agreement. The Company will complete the purchase of the license and related assets of WNYO-TV upon FCC approval, which is currently pending. The acquisition was accounted for under the purchase method of accounting whereby the purchase price was allocated to property and programming assets, acquired intangible broadcasting

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 1998, 1999 AND 2000 - (CONTINUED)

assets and other intangible assets for $2.9 million, $3.9 million and $39.8 million, respectively, based on an independent appraisal.

PENDING ACQUISITIONS

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

On November 15, 1999, we entered into five separate plans and agreements of merger, pursuant to which we would acquire through merger with subsidiaries of Glencairn, Ltd., television broadcast stations WABM-TV, Birmingham, Alabama, KRRT-TV, San Antonio, Texas, WVTV-TV, Milwaukee, Wisconsin, WRDC-TV, Raleigh, North Carolina, and WBSC-TV (formerly WFBC-TV), Anderson, South Carolina. The consideration for these mergers is the issuance to Glencairn of shares of Class A Common voting Stock of the Company. The total value of the shares to be issued in consideration for all the mergers is $8.0 million.

MISSION OPTION. Pursuant to our merger with Sullivan Broadcast Holdings, Inc., which was effective July 1, 1998, the Company acquired options to acquire television broadcast station WUXP-TV in Nashville, Tennessee from Mission Broadcasting I, Inc. and television broadcast station WUPN-TV in Greensboro, North Carolina from Mission Broadcasting II, Inc. We currently program these stations pursuant to LMAs. On November 15, 1999, the Company exercised its option to acquire both of the foregoing stations. This acquisition is subject to FCC approval.

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

Pursuant to a Registration Rights Agreement entered into in connection with the private placement of the HYTOPS, the Company offered holders of the HYTOPS the right to exchange the HYTOPS for new HYTOPS having the same terms as the existing securities, except that the exchange of the new HYTOPS for the existing HYTOPS has been registered under the Securities Act. On May 2, 1997, the Company filed a registration statement on Form S-4 with the Commission for the purpose of registering the new HYTOPS to be offered in exchange for the aforementioned existing HYTOPS issued by the Company in March 1997 (the "Exchange Offer"). The Company's Exchange Offer was closed and became effective August 11, 1997, at which time all of the existing HYTOPS were exchanged for new HYTOPS. Amounts payable to the holders of HYTOPS are recorded as "Subsidiary trust minority interest expense" in the

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 1998, 1999 AND 2000 - (CONTINUED)

accompanying financial statements and was $23.3 million for each of the three years ended December 31, 1998, 1999, and 2000, respectively.

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

13.  STOCK-BASED COMPENSATION PLANS:

STOCK OPTION PLANS

DESIGNATED PARTICIPANTS STOCK OPTION PLAN - In connection with the Company's initial public offering in June 1995 (the "IPO"), the Board of Directors of the Company adopted an Incentive Stock Option Plan for Designated Participants (the Designated Participants Stock Option Plan) pursuant to which options for shares of Class A common stock were granted to certain key employees of the Company. The Designated Participants Stock Option Plan provides that the number of shares of Class A Common Stock reserved for issuance under the Designated Participants Stock Option Plan is 136,000. Options granted pursuant to the Designated Participants Stock Option Plan must be exercised within 10 years following the grant date. As of December 31, 2000, 34,500 shares are available for future grants.

LONG-TERM INCENTIVE PLAN - In June 1996, the Board of Directors of the Company adopted, upon approval of the stockholders by proxy, the 1996 Long-Term Incentive Plan (the "LTIP"). The purpose of the LTIP is to reward key individuals for making major contributions to the success of the Company and its subsidiaries and to attract and retain the services of qualified and capable employees. Options granted pursuant to the LTIP must be exercised within 10 years following the grant date. A total of 14,000,000 shares of Class A Common Stock are reserved for awards under the plan. As of December 31, 2000, 11,002,505 shares have been granted under the LTIP and 6,752,513 shares (including forfeited shares) are available for future grants.

INCENTIVE STOCK OPTION PLAN - In June 1996, the Board of Directors adopted, upon approval of the stockholders by proxy, an amendment to the Company's Incentive Stock Option Plan. The purpose of the amendment was (i) to increase the number of shares of Class A Common Stock approved for issuance under the plan from 800,000 to 1,000,000, (ii) to lengthen the period after date of grant before options become exercisable from two years to three and (iii) to provide immediate termination and three-year ratable vesting of options in certain circumstances. Options granted pursuant to the ISOP must be exercised within 10 years following the grant date. As of December 31, 2000, 714,200 shares have been granted under the ISOP and 648,934 shares (including forfeited shares) are available for future grants.

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 1998, 1999 AND 2000 - (CONTINUED)

A summary of changes in outstanding stock options is as follows:

                                                               WEIGHTED-                    WEIGHTED-
                                                                AVERAGE                      AVERAGE
                                                                EXERCISE                     EXERCISE
                                                 OPTIONS         PRICE      EXERCISABLE       PRICE
                                                 -------         -----      -----------       -----

Outstanding at end of 1997 ...............      4,224,570      $    17.10    2,428,152    $    14.91
1998 Activity:
    Granted ..............................      5,352,500           25.08         --            --
    Exercised ............................        (86,666)          12.96         --            --
    Forfeited ............................       (820,284)          23.19         --            --
                                               ----------      ----------    ---------    ----------
Outstanding at end of 1998 ...............      8,670,120           20.76    3,245,120         15.01
                                               ----------      ----------    ---------    ----------
1999 Activity:
    Granted ..............................        881,300           24.16         --            --
    Exercised ............................       (117,500)          19.77         --            --
    Forfeited ............................     (1,382,500)          22.53         --            --
                                               ----------      ----------    ---------    ----------
Outstanding at end of 1999 ...............      8,051,420           20.45    3,640,020         15.41
                                               ----------      ----------    ---------    ----------
2000 Activity:
    Granted ..............................      1,366,835            9.94         --            --
    Exercised ............................         (5,667)           9.25         --            --
    Forfeited ............................     (1,920,368)          23.23         --            --
                                               ----------      ----------    ---------    ----------
Outstanding at end of 2000 ...............      7,492,220      $    17.82    3,859,819    $    14.89
                                               ==========      ==========    =========    ==========

Additional information regarding stock options outstanding at December 31, 2000 is as follows:

                                  WEIGHTED-AVERAGE       WEIGHTED-AVERAGE                        WEIGHTED-
                                     REMAINING               REMAINING                            AVERAGE
                     EXERCISE      VESTING PERIOD        CONTRACTUAL LIFE                        EXERCISE
OUTSTANDING           PRICE          (IN YEARS)             (IN YEARS)          EXERCISABLE        PRICE
-----------           -----          ----------             ----------          -----------        -----
  1,266,950       $7.646-12.646         2.10                   8.86                405,849         $  9.36
  3,102,870               15.06         0.06                   5.53              3,066,370           15.06
    363,400         17.81-18.88         0.17                   5.99                340,600           18.79
     29,000               20.94         0.05                   6.97                  5,000           20.94
      4,000         22.88-24.18         0.30                   7.31                    --             --
  2,219,500               24.20         5.22                   7.33                 42,000           24.20
    234,500         24.25-27.73         1.74                   7.64                    --             --
    272,000         28.08-28.42         2.35                   8.15                    --             --
  ---------      --------------         ----                   ----              ---------        --------
  7,492,220      $        17.82         2.07                   6.82              3,859,819        $  14.89
  =========      ==============         ====                   ====              =========        ========


PRO FORMA INFORMATION RELATED TO STOCK-BASED COMPENSATION

As permitted under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and provides pro forma disclosures of net income and earnings per share as if the fair value-based method prescribed by SFAS No. 123 had been applied in measuring compensation expense.

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 1998, 1999 AND 2000 - (CONTINUED)

Had compensation cost for the Company's 1998, 1999 and 2000 grants for stock-based compensation plans been determined consistent with SFAS No. 123, the Company's net income, net income available to common shareholders before extraordinary items, and net income per common share for these years would approximate the pro forma amounts below (in thousands except per share data):

                                                    1998                            1999                            2000
                                        --------------------------        -------------------------       -------------------------
                                           AS                                AS                              AS
                                        REPORTED         PRO FORMA        REPORTED        PRO FORMA       REPORTED        PRO FORMA
                                        --------         ---------        --------        ---------       --------        ---------

Net income (loss) before
   extraordinary item ...............   $   (5,817)      $  (13,629)      $  167,784      $  161,982      $   77,365      $   69,454
                                        ==========       ==========       ==========      ==========      ==========      ==========

Net income (loss) ...................   $  (16,880)      $  (24,692)      $  167,784      $  161,982      $   77,365      $   69,454
                                        ==========       ==========       ==========      ==========      ==========      ==========

Net income (loss) available
   to common shareholders ...........   $  (27,230)      $  (35,042)      $  157,434      $  151,632      $   67,015      $   59,104
                                        ==========       ==========       ==========      ==========      ==========      ==========

Basic net income per share
   before extraordinary items .......   $    (0.17)      $    (0.25)      $     1.63      $     1.57      $     0.73      $     0.65
                                        ==========       ==========       ==========      ==========      ==========      ==========

Basic net income per share
   after extraordinary items ........   $    (0.29)      $    (0.37)      $     1.63      $     1.57      $     0.73      $     0.65
                                        ==========       ==========       ==========      ==========      ==========      ==========

Diluted  net income per share
   before extraordinary items .......   $    (0.17)      $    (0.25)      $     1.63      $     1.57      $     0.73      $     0.65
                                        ==========       ==========       ==========      ==========      ==========      ==========

Diluted  net income per share
   after extraordinary items ........   $    (0.29)      $    (0.37)      $     1.63      $     1.57      $     0.73      $     0.65
                                        ==========       ==========       ==========      ==========      ==========      ==========

The Company has computed for pro forma disclosure purposes the value of all options granted during 1998, 1999 and 2000 using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following weighted average assumptions:

                                                                       YEAR ENDED DECEMBER 31,
                                                        1998                    1999                 2000
                                                        ----                    ----                 ----
Risk-free interest rate ...................          4.54 - 5.68%           4.80 - 5.97%           4.95 - 4.96%
Expected lives ............................          6 years                6 years                6 years
Expected volatility .......................          41%                    61%                    63%


Adjustments are made for options forfeited prior to vesting.

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 1998, 1999 AND 2000 - (CONTINUED)

14.  EARNINGS PER SHARE:

The Company adopted SFAS No. 128 "Earnings per Share" which requires the restatement of prior periods and disclosure of basic and diluted earnings per share and related computations.

                                                                                   THE YEARS ENDED
                                                            ----------------------------------------------------------
                                                                  1998                    1999                  2000
                                                                  ----                    ----                  ----
Weighted-average number of common shares ..............             94,321                   96,615             91,405
Dilutive effect of outstanding stock options ..........              1,083                       20                 27
Dilutive effect of conversion of preferred shares .....                288                     --                 --
                                                            --------------           --------------          ---------
Weighted-average number of common equivalent
    shares outstanding ................................             95,692                   96,635             91,432
                                                            ==============           ==============          =========
Net loss from continuing operations ...................     $      (26,201)          $      (42,126)         $ (35,775)
                                                            ==============           ==============          =========
Net income from discontinued operations, including
    gain on sale of broadcast assets related to
    discontinued operations ...........................     $       20,384           $      209,910          $ 113,140
                                                            ==============           ==============          =========
Net loss from extraordinary item ......................     $      (11,063)          $         --            $    --
                                                            ==============           ==============          =========
Net income (loss) .....................................     $      (16,880)          $      167,784          $  77,365
Preferred stock dividends payable .....................            (10,350)                 (10,350)           (10,350)
                                                            --------------           --------------          ---------
Net income (loss) available to common shareholders ....     $      (27,230)          $      157,434          $  67,015
                                                            ==============           ==============          =========
BASIC EARNINGS PER SHARE:
Net loss per share from continuing operations .........     $        (0.39)          $        (0.54)         $   (0.50)
                                                            ==============           ==============          =========
Net income per share from discontinued operations .....     $         0.22           $         2.17          $    1.24
                                                            ==============           ==============          =========
Net loss per share from extraordinary item ............     $        (0.12)          $         --            $    --
                                                            ==============           ==============          =========
Net income (loss) per share ...........................     $        (0.29)          $         1.63          $    0.73
                                                            ==============           ==============          =========
DILUTED EARNINGS PER SHARE:
Net loss per share from continuing operations .........     $        (0.39)          $        (0.54)         $   (0.50)
                                                            ==============           ==============          =========
Net income per share from discontinued operations .....     $         0.22           $         2.17          $    1.24
                                                            ==============           ==============          =========
Net loss per share from extraordinary item ............     $        (0.12)          $         --            $    --
                                                            ==============           ==============          =========
Net income (loss) per share ...........................     $        (0.29)          $         1.63          $    0.73
                                                            ==============           ==============          =========

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 1998, 1999 AND 2000 - (CONTINUED)

15.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED):


                                                                                  QUARTERS ENDED
                                                       ------------------------------------------------------------------
                                                          MARCH 31,         JUNE 30,       SEPTEMBER 30,     DECEMBER 31,
                                                            2000              2000             2000             2000
                                                            ----              ----             ----             ----
Total revenues .......................................  $ 162,358      $   190,621      $   176,111      $   204,549
Operating income .....................................     26,917           55,015           37,918           45,847
Net loss from continuing operations ..................     (3,062)          (3,879)         (16,898)         (18,287)
Net income (loss) available to common
  shareholders .......................................     (4,203)          (1,283)         (13,929)         176,849
Basic loss per share from continuing operations ......      (0.06)           (0.07)           (0.20)           (0.22)
Diluted loss per share from continuing operations ....      (0.06)           (0.07)           (0.20)           (0.22)
Basic income (loss) per share ........................      (0.04)           (0.01)           (0.14)            1.82
Diluted income (loss) per share ......................      (0.04)           (0.01)           (0.14)            1.82


                                                                                  QUARTERS ENDED
                                                       ------------------------------------------------------------------
                                                          MARCH 31,         JUNE 30,       SEPTEMBER 30,     DECEMBER 31,
                                                            2000              2000             2000             2000
                                                            ----              ----             ----             ----

Total revenues .......................................  $  176,427      $   208,415      $   187,887      $   216,133
Operating income .....................................      22,558           48,659           36,623           47,200
Net loss from continuing operations ..................      (2,623)          (1,253)         (20,613)         (11,286)
Net income (loss) available to common
  shareholders .......................................      (4,408)          (1,378)          16,259           56,542
Basic loss per share from continuing operations ......       (0.05)           (0.04)           (0.26)           (0.16)
Diluted loss per share from continuing operations ....       (0.05)           (0.04)           (0.26)           (0.16)
Basic income (loss) per share ........................       (0.05)           (0.01)            0.18             0.65
Diluted income (loss) per share ......................       (0.05)           (0.01)            0.18             0.65


16.  SUBSEQUENT EVENT:

During the first quarter of 2001, the Company offered a voluntary early retirement program to its eligible employees and implemented a restructuring program to reduce overhead costs. As a result of these initiatives, the Company reduced its staff by 186 employees and expects to incur a special charge during the first quarter of 2001 of approximately $2.5 million.

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES

                               INDEX TO SCHEDULES

Report of Independent Public Accountants ...............................     S-2

Schedule II - Valuation and Qualifying Accounts ........................     S-3


All schedules except those listed above are omitted as not applicable or not required or the required information is included in the consolidated financial statements or in the notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders of
Sinclair Broadcast Group, Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the financial statements of Sinclair Broadcast Group, Inc. and Subsidiaries included in this Form 10-K and have issued our report thereon dated January 30, 2001 (except with respect to the matter discussed in Note 16, as to which the date is February 7, 2001). Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commissions rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                      ARTHUR ANDERSEN, LLP

Baltimore, Maryland,
January 30, 2001 (except with respect to the matter discussed in
                 Note 16, as to which the date is February 7, 2001)

                                                                     SCHEDULE II


                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                                 (IN THOUSANDS)


                                         BALANCE AT      CHARGED TO    CHARGED TO                     BALANCE
                                        BEGINNING OF     COSTS AND       OTHER                       AT END OF
             DESCRIPTION                   PERIOD         EXPENSES    ACCOUNTS (1)     DEDUCTIONS      PERIOD
             -----------                   ------         --------    ------------     ----------      ------

1998
   Allowance for doubtful accounts      $  2,920          $  3,234    $  1,279         $   2,264      $ 5,169
1999
   Allowance for doubtful accounts         5,169             2,560         458             3,171        5,016
2000
   Allowance for doubtful accounts         5,016             3,336          75             2,676        5,751

---------
(1) Amount represents allowance for doubtful account balances related to the acquisition of certain television stations.