Form 10-K/A
period 2000-12-31
SINCLAIR BROADCAST GROUP INC
filed 2001-04-17
CIK 912752

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

Notes to Consolidated Financial Statements......................................................F-10

ACRODYNE COMMUNICATIONS, INC. FINANCIAL STATEMENTS

Report of Independent Public Accountants........................................................F-34

Consolidated Balance Sheets as of December 31, 1999 and 2000....................................F-35

Consolidated Statements of Operations for the Years Ended December 31,
     1999 and 2000..............................................................................F-36

Consolidated Statements of Stockholders' Equity for the Years Ended December 31,
     1999 and 2000..............................................................................F-37

Consolidated Statements of Cash Flows for the Years Ended December 31,
     1999 and 2000..............................................................................F-38

Notes to Consolidated Financial Statements......................................................F-39

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

     (c) Exhibits


     The exhibit index is hereby incorporated by reference.


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

     10.41 Amended and Restated Purchase Agreement dated August 20, 1999 among Sinclair Communications, Inc. and certain of its affiliates named therein and Entercom Communications Corp. (13)


     10.42 Asset Purchase Agreement among Sinclair Broadcast Group, Inc. and Sinclair Radio of St. Louis, Inc. and Sinclair Radio of St. Louis Licensee, LLC as Sellers, and Emmis Communications Corporation as Buyer dated June 21, 2000. (as previously filed)


      11 Statement re computation of per share earnings (included in financial statements) (as previously filed)


      12    Computation of Ratio of Earnings to Fixed Charges
            (as previously filed)


      21    Subsidiaries of the Registrant (as previously filed)


      23.1 Consent of Independent Public Accountants regarding Sinclair Broadcast Group, Inc.


      23.2 Consent of Independent Public Accountants regarding Acrodyne Communications, Inc.


      25    Power of attorney (included in signature page)
            (as previously filed)

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

                                  SIGNATURES


Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 17th day of April 2001.


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


         SIGNATURE                         TITLE                           DATE
         ---------                         -----                           ----

/s/ David D. Smith               Chairman of the Board and             April 17, 2001
----------------------------     Chief Executive Officer
David D. Smith                   (Principal Executive Officer)

/s/ David B. Amy                 Executive Vice President and          April 17, 2001
----------------------------     Chief Financial Officer
David B. Amy

/s/ Frederick G. Smith           Director                              April 17, 2001
----------------------------
Frederick G. Smith

/s/ J. Duncan Smith              Director                              April 17, 2001
----------------------------
J. Duncan Smith

/s/ Robert E. Smith              Director                              April 17, 2001
----------------------------
Robert E. Smith

/s/ Basil A. Thomas              Director                              April 17, 2001
----------------------------
Basil A. Thomas

/s/ Lawrence E. McCanna          Director                              April 17, 2001
----------------------------
Lawrence E. McCanna

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

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO ACRODYNE COMMUNICATIONS, INC.:

We have audited the accompanying consolidated balance sheets of Acrodyne Communications, Inc. (a Delaware corporation) and subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 11 to the consolidated financial statements, the accompanying consolidated balance sheet as of December 31, 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended have been restated.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Acrodyne Communications, Inc. and subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

As explained in Note 2 to the financial statements, effective January 1, 2000, the Company changed its method of accounting for revenue.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring losses from operations and has net capital and working capital deficiencies that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount of and classification of liabilities that might result should the Company be unable to continue as a going concern.


                                                             Arthur Andersen LLP


Philadelphia, Pennsylvania
April 13, 2001

ACRODYNE COMMUNICATIONS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

                                                                                     DECEMBER 31,
                                                                                     -------------
                                                                              2000                1999
                                                                              ----                ----
                                                                                            (AS RESTATED -
                                                                                             SEE NOTE 11)
                               ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                         $          86,959     $         664,950
    Short-term investments                                                           --               200,000
    Accounts receivable, net of allowance for doubtful
       accounts of $389,000 and $60,000 at December 31,
       2000 and 1999, respectively                                              944,225             1,201,268
    Inventories                                                               2,286,887             3,199,549
    Prepaid assets                                                               58,555               348,108
    Other current assets                                                        500,524               220,000
                                                                      -----------------     -----------------
                 Total current assets                                         3,877,150             5,833,875
PROPERTY, PLANT AND EQUIPMENT, net                                            4,150,926               570,182
NON-COMPETE AGREEMENT, net of accumulated amortization of $389,178
  in 1999                                                                            --               360,822
LICENSE AGREEMENT, net of accumulated amortization of $225,000 in
  2000                                                                        1,275,000                    --

GOODWILL, net of accumulated amortization of $812,062 in 1999                        --             3,899,211
                                                                      -----------------     -----------------
TOTAL ASSETS                                                          $       9,303,076     $      10,664,090
                                                                      =================     =================



           LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
    Line of credit (Note 9)                                           $       1,158,753     $       1,613,404
    Subordinated debenture with Sinclair Broadcast Group, Inc.                2,000,000                    --
    Accounts payable                                                          1,737,230             1,801,883
    Accrued expenses                                                          1,420,094               272,155
    Customer advances                                                         4,723,430             3,233,962
    Current portion of capital lease obligations                                  9,494                69,947
    Deferred revenue                                                          2,290,085               818,912
    Other current liabilities                                                   651,000                    --
                                                                      -----------------     -----------------
                 Total current liabilities                                   13,990,086             7,810,263
CAPITAL LEASE OBLIGATIONS (Note 9)                                            3,776,948                12,021
LICENSE FEE PAYABLE                                                           1,200,000                   ---
NON-COMPETE LIABILITY                                                           845,912               845,990
                                                                      -----------------     -----------------
                 Total liabilities                                           19,812,946             8,668,274
                                                                      -----------------     -----------------
COMMITMENTS AND CONTINGENCIES (Note 10)


SHAREHOLDERS' EQUITY (DEFICIT):
    Convertible, redeemable, 8% preferred stock, par value $1.00; 1,000,000 shares authorized; 6,500 shares
      issued and outstanding at December 31, 2000 and 1999                        6,500                 6,500
    Common stock, par value $.01; 30,000,000 shares
       authorized; 6,981,161 and 6,906,161 shares issued and
       outstanding at December 31, 2000 and 1999, respectively                   69,812                69,062
    Additional paid-in capital                                               21,496,778            21,019,028
    Accumulated deficit                                                    (32,082,960)          (19,098,774)
                                                                      -----------------     -----------------
                 Total shareholders' equity (deficit)                      (10,509,870)             1,995,816
                                                                      -----------------     -----------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                 $       9,303,076      $      10,664,090
                                                                      =================     =================

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

ACRODYNE COMMUNICATIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                       FOR THE YEAR ENDED DECEMBER 31,
                                                                                       -------------------------------
                                                                                             2000               1999
                                                                                             ----               ----
                                                                                                           (AS RESTATED -
                                                                                                            SEE NOTE 11)

NET SALES                                                                           $       6,895,829    $     10,406,403
COST OF SALES                                                                               8,729,960          12,368,883
                                                                                    -----------------    ----------------
              Gross loss                                                                  (1,834,131)         (1,962,480)
                                                                                    -----------------    ----------------
OPERATING EXPENSES:

    Engineering, research and development                                                   1,701,258             920,047
    Selling                                                                                 1,162,202           1,387,737
    Administration                                                                          3,034,253           2,059,173
    Amortization of intangible assets                                                         340,749             231,496
    Goodwill and non-compete write-off                                                      4,144,284                  --
    Charge for non-compete liability adjustment                                                    --             145,226
                                                                                    -----------------    ----------------
              Total operating expenses                                                     10,382,746           4,743,679
                                                                                    -----------------    ----------------
              Operating loss                                                             (12,216,877)         (6,706,159)

OTHER (EXPENSES) INCOME:
    Interest expense, net                                                                   (775,020)           (202,713)
    Other income, net                                                                           7,711               2,499
                                                                                    -----------------    ----------------
              Loss before income taxes                                                   (12,984,186)         (6,906,373)
INCOME TAXES                                                                                       --                  --
                                                                                    -----------------    ----------------
NET LOSS                                                                                 (12,984,186)         (6,906,373)

DIVIDENDS ON 8% CONVERTIBLE REDEEMABLE PREFERRED STOCK                                       (52,000)            (89,361)
                                                                                    -----------------    ----------------
NET LOSS APPLICABLE TO COMMON SHAREHOLDERS                                          $    (13,036,186)    $    (6,995,734)
                                                                                    =================    ================
NET LOSS PER COMMON SHARE - BASIC AND DILUTED                                        $         (1.84)    $         (1.05)
                                                                                    =================    ================
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED                              7,097,789           6,675,597
                                                                                    =================    ================

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

ACRODYNE COMMUNICATIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 (AS RESTATED - SEE NOTE 11)



                                                PREFERRED STOCK                  COMMON STOCK                  ADDITIONAL
                                                ---------------                  ------------                   PAID-IN
                                            SHARES            AMOUNT           SHARES             AMOUNT        CAPITAL
                                            ------            ------           ------             ------        -------
BALANCE AT DECEMBER 31, 1998                 333,030      $     333,030       5,331,670      $      53,317     $ 17,720,449
   Redemption of Series A preferred
     shares                                (326,530)          (326,530)              --                 --        (672,001)
   Issuance of stock and warrants                 --                 --       1,543,333             15,433        4,059,941
   Exercise of warrants                           --                 --          31,158                312               --
   Dividends on preferred stock                   --                 --              --                 --         (89,361)
   Net loss                                       --                 --              --                 --               --
                                            --------      -------------       ---------      -------------     ------------

BALANCE AT DECEMBER 31, 1999                   6,500              6,500       6,906,161             69,062       21,019,028
   Lease and loan guarantee payable
     in stock (Note 7)                            --                 --              --                 --          305,500
   Exercise of warrants                           --                 --          75,000                750          224,250
   Dividends on preferred stock                   --                 --              --                 --         (52,000)
   Net loss                                       --                 --              --                 --               --
                                            --------      -------------       ---------      -------------     ------------
BALANCE AT DECEMBER 31, 2000                   6,500      $       6,500       6,981,161      $      69,812     $ 21,496,778
                                            ========      =============       =========      =============     ============

                                                                          TOTAL
                                                                      SHAREHOLDERS'
                                               ACCUMULATED               EQUITY
                                                  DEFICIT               (DEFICIT)
                                                  -------               ---------
BALANCE AT DECEMBER 31, 1998                  $  (12,192,401)         $    5,914,395
   Redemption of Series A preferred
     shares                                                --              (998,531)
   Issuance of stock and warrants                          --              4,075,374
   Exercise of warrants                                    --                    312
   Dividends on preferred stock                            --               (89,361)
   Net loss                                       (6,906,373)            (6,906,373)
                                              --------------          -------------

BALANCE AT DECEMBER 31, 1999                     (19,098,774)              1,995,816
   Lease and loan guarantee payable
     in stock (Note 7)                                     --                305,500
   Exercise of warrants                                    --                225,000
   Dividends on preferred stock                            --               (52,000)
   Net loss                                      (12,984,186)           (12,984,186)
                                              --------------          -------------
BALANCE AT DECEMBER 31, 2000                  $  (32,082,960)         $ (10,509,870)
                                              ==============          =============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                  ACRODYNE COMMUNICATIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                                        -------------------------------
                                                                           2000                 1999
                                                                           ----                 ----
                                                                                          (AS RESTATED -
                                                                                            SEE NOTE 11)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                            $   (12,984,186)      $   (6,906,373)
Adjustments to reconcile net loss to net cash used
    in operating activities:
      Depreciation and amortization                                          654,471              371,763
      Provision for lease and loan guarantee                                 305,500               50,000
      Write-off of goodwill and non-compete agreement                      4,144,284                   --
      Adjustment to non-compete liability                                         --              145,226
      Provision for bad debts                                                341,483               29,881
      Changes in assets and liabilities:
         Accounts receivable                                                (84,440)            (173,690)
         Inventories                                                         912,662              719,490
         Prepaid and other current assets                                      9,029            (177,150)
         Accounts payable                                                   (64,653)            (317,721)
         Accrued expenses and other liabilities                            1,498,861            (125,612)
         Deferred revenue                                                  1,471,173              818,912
         Customer advances                                                 1,489,468            2,659,797
                                                                  ------------------   ------------------
Net cash used in operating activities                                    (2,306,348)          (2,905,477)
                                                                  ------------------   ------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property and equipment                                   (117,799)            (205,980)
      Sale (purchase) of short-term investment                               200,000            (200,000)
                                                                  ------------------   ------------------
Net cash provided by (used in) investing activities                           82,201            (405,980)
                                                                  ------------------   ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from the sale of common stock and warrants                         --            3,805,374
      Redemption of Series A preferred stock                                      --            (998,531)
      Proceeds from exercise of warrants                                     225,000                  312
      (Repayments) borrowings under line of credit                         (454,651)              338,404
      Borrowings under debenture                                           2,000,000                   --
      Capital lease repayments                                              (72,193)             (63,486)
      Preferred stock dividends                                             (52,000)             (89,361)
                                                                  ------------------   ------------------
Net cash provided by financing activities                                  1,646,156            2,992,712
                                                                  ------------------   ------------------
Net decrease in cash and cash equivalents                                  (577,991)            (318,745)
Cash and cash equivalents at beginning of year                               664,950              983,695
                                                                  ------------------   ------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                          $           86,959   $          664,950
                                                                  ==================   ==================
SUPPLEMENTAL CASH FLOW INFORMATION:
      Cash paid for interest                                      $          168,173   $          221,209
                                                                  ==================   ==================
      Property and equipment acquired through capital leases      $        3,776,667   $           20,350
                                                                  ==================   ==================

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                  ACRODYNE COMMUNICATIONS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999

1. BACKGROUND:

ORGANIZATION

Acrodyne Holdings, Inc. (the "Company"), a Delaware corporation, was formed in May 1991. In 1995, the Company changed its name to Acrodyne Communications, Inc. The Company operates in one industry segment - the design, manufacture and marketing of television transmitters and translators which are sold in the United States and internationally.

On May 16, 1994, the Company entered into agreements to acquire all of the outstanding stock of Acrodyne Industries, Inc. ("Acrodyne Industries"), a company engaged in the manufacture and sale of TV transmitters, LPTV transmitters and TV translators, which are produced to customer specification. The acquisition was consummated on October 24, 1994 with proceeds obtained from a public offering of the Company's common stock.

OPERATIONS AND BUSINESS RISK

Due to the nature of the Company's business, it is subject to various risks including, but not limited to, technological and market acceptance of its product, capital availability, dependence on management and other risks. The Company has been in the process of developing products and applications using digital transmission technology. Related to this process, the Company entered into a license agreement with Sinclair Broadcast Group, Inc. ("Sinclair") in March 2000 (see Note 9). The Company shipped the first of its digital transmitters in March 2001. To date, all orders of the Company's new product are from Sinclair.

Since the acquisition of Acrodyne Industries in 1994, the Company has incurred significant losses including net losses of $12,984,186 and $6,906,373 in 2000 and 1999, respectively. In addition, the Company has generated operating cash flow deficits of $2,306,348 and $2,905,477 in 2000 and 1999, respectively. Additional losses and cash flow deficits have continued in 2001. These losses and cash flow deficits have been funded primarily with proceeds from the sale of equity securities, including $225,000 and $4,075,374 from common stock and warrants sold to Sinclair in 2000 and 1999, respectively, a $2,000,000 subordinated debenture provided by Sinclair, the Company's Credit Facility with Sinclair (see Note 6) and customer advances. As of December 31, 2000, Sinclair owned 34.6% of the Company's common stock and has warrants to purchase 8,644,225 additional shares (see Notes 7 and 9), which represented 60.4% of the Company on a fully diluted basis.

Sinclair had provided a guarantee of the Company's $2,500,000 credit facility. In November 2000, Sinclair purchased the credit facility from the bank (see Note 6). In March 2000, Sinclair agreed to provide additional funds to the Company of up to $2,000,000 under terms of a subordinated debenture (see Note 9). From January 1, 2001 through April 13, 2001, Sinclair provided additional funds to the Company in the amount of $1,341,247. The Company's ability to continue as a going concern depends upon: (1) market acceptance of the Company's new product; (2) the Company's ability to generate sufficient revenues to achieve and sustain positive cash flow; and (3) the Company's ability to raise the necessary capital to fund operating needs and finance the planned investment. The factors noted above raise substantial doubt concerning the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. The Company is currently exploring options available to it to raise capital. Among the options is a potential recapitalization of the Company by Sinclair. Under terms of the proposed recapitalization which has yet to be executed, Sinclair would receive additional common stock in exchange for forgiveness of certain amounts owed to Sinclair by the Company in the amount of approximately $3,500,000 and would cancel certain existing warrants and receive additional warrants as part of a new secured line of credit in the amount of $4,000,000. As a result of this transaction, Sinclair would own approximately 80% of the Company. In addition, Sinclair has verbally committed to purchase all UHF transmitter requirements from the Company. As of April 13, 2001, no formal recapitalization plan has been executed.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The following summarizes the significant accounting policies employed by the Company in preparation of its consolidated financial statements:

CONSOLIDATION

The financial statements include the accounts of the Company and its wholly-owned subsidiary, Acrodyne Industries. All intercompany transactions and balances are eliminated in consolidation. Certain prior year amounts have been reclassified to conform to current year presentation.

CASH AND CASH EQUIVALENTS

The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

SHORT-TERM INVESTMENTS

Short-term investments of $200,000 at December 31, 1999 is comprised of a certificate of deposit with an original maturity of six months.

INVENTORY

Inventory includes material, direct labor and overhead and is valued at the lower of cost or market on a first-in, first-out basis.

PROPERTY AND EQUIPMENT

Property and equipment are carried at cost. The cost of additions and improvements are capitalized, while maintenance and repairs are charged to operations when incurred. The cost and related accumulated depreciation of assets sold, retired or otherwise disposed of are removed from the respective accounts and any resulting gain or loss is recorded in the statement of operations. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets, primarily three to seven years. Leasehold improvements are amortized over the shorter of their useful lives or the remaining lease terms. Capital leases are depreciated over their useful lives or lease term, as applicable.

CUSTOMER ADVANCES

Deposits received from customers on orders for purchase of products are recorded as a liability.

REVENUE RECOGNITION

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 summarizes the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. Guidance is provided with respect to the recognition, presentation and disclosure of revenue in the financial statements. The Company implemented the provisions of SAB 101 in the fourth quarter of 2000, retroactive to January 1, 2000. Effective January 1, 2000, the Company changed its method of accounting for transmitter sales such that the Company recognizes revenue from the sale of transmitters when title and risks of ownership are transferred to the customer, which generally occurs upon shipment, customer pick-up or completion of the installation process if the Company is obligated to perform the installation. A customer may be invoiced for and receive title to transmitters prior to taking physical possession when the customer has made a fixed, written commitment for the purchase, the transmitters have been completed, tested and are available for pick-up or delivery, and the customer has requested that the Company hold the transmitters until the customer determines the most economical means of taking physical possession. Upon such a request, the Company recognizes revenue if it has no further obligation except to segregate the transmitters, invoice the customer under normal billing and credit terms, and hold the transmitter for a short period of time as is customary in the industry, until pick-up or delivery. Transmitters are built to customer specification and no right of return or exchange privileges are granted. Accordingly, no provision for sales allowances or returns is recorded. The Company records revenue for services related to installation of transmitters upon completion of the installation process. Amounts which can not recognized in accordance with the above policy are recorded as deferred revenue in the accompanying consolidated balance sheets. The Company expects to recognize deferred revenues recorded at December 31, 2000 as revenue in 2001.

The adoption of SAB No. 101, in the fourth quarter of 2000, resulted in an increase in reported revenues for the year 2000 of approximately $540,000; however, there is no change in earnings as the cost approximated the revenue. In accordance with the bulletin, prior year consolidated financial statements have not been restated to apply SAB 101 retroactively.

CONCENTRATION OF CREDIT RISK

The Company's customers are domestic and international television stations, broadcasters, government entities, not-for-profit organizations and educational institutions. International sales were $1,035,037 and $2,168,242 for the years ended December 31, 2000 and 1999, respectively. One customer, Sinclair (see Note 9), represented approximately 37% of sales in 2000 and 13% in 1999 and 19% of net receivables in 2000 and 4% in 1999. No other customers represented more than 10% of sales in 2000 or 1999. One other customer represents 53% of the net receivables balance at December 31, 2000.

USE OF ESTIMATES

The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities; disclosure of contingent assets and liabilities at the date of the financial statements; and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

RESEARCH AND DEVELOPMENT

Research and development expenditures related to the design and development of new products are expensed as incurred and as such are included in engineering, research and development in the accompanying consolidated statements of operations. Research and development costs charged to expense during the years ended December 31, 2000 and 1999 were approximately $1,057,000 and $5,000, respectively.

INCOME TAXES

The Company records deferred income taxes for the estimated future tax effects of temporary differences between financial statement carrying amounts and the tax basis of existing assets and liabilities. Under this method, deferred tax assets and liabilities are recognized for the tax effects of temporary differences between the financial reporting and tax basis of assets and liabilities using enacted rates. A valuation allowance is recorded against deferred tax assets when it is concluded that it is more likely than not that the related tax benefit will not be realized.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments include cash and cash equivalents, short-term investments, accounts receivable, capital leases and debt. The fair value of cash and cash equivalents, short-term investments and accounts receivable approximate their recorded book values as of December 31, 2000 and 1999. Because of the uncertainties regarding the Company described in Note 1, it was not practicable to estimate the fair value of the capital leases and debt.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company periodically performs analyses on the recoverability of long-lived assets under the provision of Statement of Financial Accounting Standards ("SFAS") No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Statement requires the recognition of an impairment loss for an asset held for use when the estimated future undiscounted cash flows associated with the asset is less than the asset's carrying amount. Measurement of the impairment loss is based on the fair value of the asset, which is determined using the present value of expected future cash flows. No impairment losses were recorded during 1999. See Note 5 to the consolidated financial statements for discussion of impairment charges recorded in 2000.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is required to be adopted by the Company on January 1, 2001. SFAS No. 133 establishes the accounting and financial reporting requirements for derivative instruments and requires companies to recognize derivatives as either assets or liabilities on the balance sheet and measure these instruments at fair value. This statement did not have a material effect on the Company's consolidated financial position or results of operations upon adoption in 2001.

The Financial Accounting Standards Board's Emerging Issues Task Force released Issue 00-10 "Accounting for Shipping and Handling Fees and Costs," which requires amounts charged to customers for shipping and handling to be classified as revenue and the related costs to be classified as cost of sales. Issue 00-10 is applicable no later than the fourth quarter of fiscal years beginning after December 15, 1999, and has been adopted by the Company in 2000. As a result of the adoption of Issue 00-10, the Company has classified approximately $135,000 of charges to customers for shipping and handling as net sales within the accompanying consolidated statement of operations for the year ended December 31, 2000. This policy had no effect on the Company's consolidated financial position or results of operations for the year ended December 31, 2000. The Company was unable to obtain the information required for 1999 due to the nature in which the required data was recorded and maintained. Accordingly, no reclassification was made to the 1999 consolidated financial statements.

EARNINGS PER SHARE

Basic earnings per share is computed by dividing the net loss applicable to common shareholders by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of shares determined for the basic computations plus the number of shares of common stock that would be issued assuming all contingently issuable shares having a dilutive effect on earnings per share were outstanding for the period.

Due to the Company's net loss in 2000 and 1999, the incremental shares issuable of 175,202 and 545,202, respectively, in connection with convertible preferred stock, stock options and warrants were anti-dilutive and, accordingly, are not considered in the calculation (see Note 7).

3. INVENTORIES:

Inventories consist of the following:

                                                                            DECEMBER 31,
                                                                            ------------
                                                                      2000               1999
                                                                      ----               ----
Raw materials                                                  $        641,342    $      1,220,965
Work-in-process                                                         139,523             764,048
Finished goods                                                        1,506,022           1,214,536
                                                               ----------------    ----------------

                                                               $      2,286,887    $      3,199,549
                                                               ================    ================


4. PROPERTY AND EQUIPMENT:

Property and equipment consist of the following:

                                                                             DECEMBER 31,
                                                                             ------------
                                                                      2000               1999
                                                                      ----               ----
Test equipment                                                   $      692,098      $      674,417
Machinery and equipment                                                  63,522              63,522
Office furniture and equipment                                          398,606             320,212
Automobile                                                               19,577              11,043
Building lease /leasehold improvements                                3,781,167              76,205
Purchased computer software                                             116,711              98,666
                                                                 --------------      --------------
                                                                      5,071,681           1,244,065

Accumulated depreciation and amortization                             (920,755)           (673,883)
                                                                 --------------      --------------
                                                                 $    4,150,926      $      570,182
                                                                 ==============      ==============

Depreciation and amortization expense amounted to $313,722 and $140,267 for the years ended December 31, 2000 and 1999, respectively.

The Company moved into a new facility in November 2000. This facility is subleased from Sinclair and is capitalized at $3,776,667. Amortization expense was $41,963 in 2000. The net book value of this building which is subject to a capital lease is $3,734,704. The lease term is fifteen years with two renewable five-year periods (see note 10).


5. NON-COMPETE AGREEMENT AND GOODWILL:
   -----------------------------------

In connection with the acquisition of Acrodyne Industries, the Company entered into a non-compete agreement with the selling shareholder. In consideration for this agreement not to compete, the Company is obligated to make annual payments to the selling shareholder equal to $65,000 and pay for certain benefits for the remainder of his life. The Company recorded the actuarial present value of the estimated payments of $750,000 related to this agreement as an asset and established a corresponding liability at the date of acquisition. During the years ended December 31, 2000 and 1999, the Company recorded interest expense of $56,927 and $63,661, respectively, relating to this liability.

Prior to being written off, the intangible asset was being amortized on a straight-line basis over a ten-year period. Amortization expense of $37,500 and $75,000 was recorded during the years ended December 31, 2000 and 1999, respectively.

In 1999, the Company recorded a charge of $145,226 in the accompanying consolidated statement of operations to adjust the liability to its estimated actuarial net present value. The significant actuarial assumptions used to compute this liability at December 31, 1999 include a discount rate of 8% and mortality based on the 1983 Group Mortality Table.

In connection with the 1994 acquisition of Acrodyne Industries (see Note 1), the Company recorded goodwill totaling $4,711,274 representing the excess of purchase price over the fair value of net assets acquired. Prior to being written off, goodwill was being amortized on a straight-line basis over 30 years. Amortization charged to expense during the years ended December 31, 2000 and 1999 amounted to $78,249 and $156,496, respectively.

During the third quarter of 2000, the Company determined that as a result of the combination of regulatory changes, evolving technology, changes dictated by the market place, changes to key management and continued negative profit margins for its medium and low power transmitter product line, it would exit such product line. This product line was acquired by the Company in 1994 (see Note
1). As a result of this decision, the Company reviewed all of the long-term assets of its medium and low power product line (principally goodwill, covenant not-to-compete and property and equipment) for impairment. As a result of this review, management concluded that these assets had been permanently impaired and, as such, recorded a charge to write-off all goodwill and certain other long-term assets in the amount of $4,144,284 during the third quarter of 2000, which includes $323,322 related to the non-compete intangible asset and $3,820,962 related to goodwill.



6. DEBT:

The line of credit, subordinated debenture and capital lease obligations (test equipment and property) consist of the following:

                                                                               DECEMBER 31,
                                                                               ------------
                                                                        2000               1999
                                                                        ----               ----
Line of credit (Note 9)                                          $      1,158,753    $      1,613,404
Subordinated debenture with  Sinclair Broadcast Group, Inc.             2,000,000                  --
Capital lease obligations (Note 10)                                     3,786,442              81,968
                                                                 ----------------    ----------------

                                                                        6,945,195           1,695,372
Current portion                                                       (3,168,247)         (1,683,351)
                                                                 ----------------    ----------------
                                                                 $      3,776,948    $         12,021
                                                                 ================    ================

The line of credit and the subordinated debenture are due in 2001.

In September 1999, the Company entered into a new credit facility (the "Credit Facility") with PNC Bank, N.A. that provided for a $2,500,000 line of credit. The Credit Facility bears interest at LIBOR plus 200 basis points (8.56% at December 31, 2000 and 7.9% at December 31, 1999) and replaced a prior $2,000,000 line of credit facility maintained with another bank. The Credit Facility was collateralized by all personal property of the Company and was guaranteed by Sinclair. The Credit Facility, which expired on July 31, 2000, was extended to October 31, 2000. In November 2000, Sinclair purchased the Credit Facility and assumed all rights of the bank (see Note
9). The weighted-average interest rate and total interest expense related to the lines of credit during 2000 were 8.3% and $111,226, respectively, and during 1999 were 6.4% and $78,610, respectively. Average borrowings related to the Credit Facility during 2000 and 1999 were $1,343,000 and $1,221,000, respectively. The maximum amount borrowed under the Credit Facility was approximately $1,600,000 in 2000 and $1,700,000 in 1999. The amount available under the Credit Facility at December 31, 2000 was $1,341,247.

During March 2000, the Company entered into a subordinated debenture agreement (the "Debenture") with Sinclair. Under the terms of the Debenture, the Company may borrow up to $2,000,000 at an interest rate of 10.5%. The first payment of interest shall be made April 1, 2000 and on a monthly basis thereafter. Principal is payable upon demand of Sinclair. Further, Sinclair has the right, at any time, to convert all, but not less than all, of the principal owed to Sinclair into the Company's common stock at $3.45 per share. Through April 13, 2001, the Company had borrowed $2,000,000 under the terms of this arrangement. During 2000, the Company charged $115,815 to interest expense for this Debenture.

The weighted average interest rate on long-term debt at December 31, 2000 and 1999 was 9.2% and 7.9% respectively.

In connection with the Credit Facility, the Company was obligated to maintain minimum tangible net worth, as defined, of $4,500,000. As of December 31, 1999, the Company was not in compliance with terms of the Credit Facility with respect to minimum tangible net worth. The Company had obtained a waiver for the 1999 event of default. The Company was again out-of-compliance with terms of the credit facility as of September 30, 2000. Effective October 31, 2000, the minimum tangible net worth requirement was eliminated.


7. SHAREHOLDERS' EQUITY:

PREFERRED STOCK

Preferred stock consists of 1,000,000 shares, par value $1 per share, which may be issued in series from time to time with such designation, rights, preferences and limitations as the Board of Directors of the Company may determine by resolution. Any and all such rights that may be granted to preferred stockholders may be in preference to common stockholders.

During 1996, the Company sold 10,500 shares of 8% Convertible Redeemable Preferred Stock (the "8% Preferred Stock") in a private placement. The 8% Preferred Stock has a liquidation preference of $100 per share plus all outstanding and unpaid dividends and is redeemable at the discretion of the Company for the amount of the liquidation value after one year from issuance date provided certain stipulations are met. The 8% Preferred Stock is convertible at the option of the holder into the number of common shares obtained by dividing the liquidation value by the $3.71 per share conversion price, subject to adjustment. Holders of the 8% Preferred Stock vote on a fully converted basis with the holders of common stock and, in the event of certain dividend arrearages, have the right to elect a director to the Company's Board. During 1997, 4,000 shares of the 8% Preferred Stock were converted into common stock at a conversion price of $4.00 per share; 6,500 shares remain outstanding at the end of 1999.

During 1998, the Company sold 326,530 shares of Series A 8% Convertible Redeemable Preferred Stock (the "Series A Preferred Stock") in a private placement for net proceeds of $972,668. In connection with this private placement, the Company issued warrants to purchase up to 525,000 shares of common stock at an exercise price of $3.00 per share. The warrants are exercisable through November 7, 2002. On January 27, 1999, the Series A Preferred Stock was redeemed by the Company for $998,531.

COMMON STOCK

On November 7, 1997, the Company sold 800,000 shares of common stock and warrants to purchase up to an additional 500,000 shares of common stock for aggregate net proceeds of $1,951,800. The warrants issued in connection with this transaction carry an exercise price of $3.00 per common share and expire on November 7, 2002.

On January 27, 1999, the Company increased the number of authorized shares of common stock from 10,000,000 to 30,000,000. Concurrent with this change, the Company sold 1,431,333 shares of common stock and warrants to purchase up to an additional 8,719,225 shares of common stock to Sinclair in a private placement for aggregate proceeds of $4,300,000. As a condition of the transaction, Sinclair has the right to appoint three of the Company's five directors. Transaction costs of $494,626 were incurred in connection with this transaction. The Company utilized $998,531 of the proceeds from this transaction to redeem the Series A Preferred Stock as discussed above.

On December 20, 1999, the Company committed to issue 112,000 shares of common stock to Sinclair with a fair market value of $270,000 in accordance with terms of the Guaranty and Lease Agreements (see Note 9). These shares are included in outstanding shares.

In 2000, on the anniversary dates of the above agreements, the Company is obligated to issue shares to compensate Sinclair for its guarantees. In the fourth quarter of 2000, 589,506 shares were obligated to be issued with a fair value of $305,500. This amount is currently recorded in the Company's Additional Paid-in Capital section of the accompanying consolidated financial statements and the shares were considered outstanding for purposes of the basic earnings per share calculation in 2000.

WARRANTS AND OPTIONS

In connection with the initial Sinclair investment discussed above, the Company executed various agreements dated January 27, 1999, giving Sinclair the right to purchase up to 8,719,225 shares of the Company's common stock. Of these warrants, Sinclair may purchase 2,000,000 shares at an exercise price of $3.00 per share based on the following vesting schedule:

                           DATE                      CUMULATIVE TOTAL SHARES
                           ----                      -----------------------
         From and after January 27, 1999                       666,666
         From and after January 27, 2000                     1,333,333
         From and after January 27, 2001                     2,000,000

In addition, Sinclair received 719,225 anti-dilution warrants to purchase the Company's stock at $3.00 per share (subject to adjustment based on a formula defined in the related warrant agreement). Also, Sinclair received 6,000,000 warrants which are exercisable only upon the Company achieving increased product sales or sales of products with new technology. These warrants may be exercised at prices ranging from $3.00 to $6.00 per share. The expiration date of all warrants mentioned above is January 26, 2006. At December 31, 2000, Sinclair had 8,644,225 warrants to purchase the Company's common stock.

The following warrants and options (excluding employee and director stock options) were outstanding at December 31, 2000 and 1999:


               2000                      1999          EXERCISE PRICE        EXPIRATION DATE
               ----                      ----          --------------        ---------------
                 200,000                 200,000       $           6.00    May 24, 2001
                 500,000                 500,000                   3.00    November 7, 2002
                 525,000                 525,000                   3.00    September 4, 2003
                 111,600                      --                   3.00    May 1, 2005
               1,925,000               2,000,000                   3.00    January 26, 2006
                 719,225                 719,225                   3.00    January 26, 2006
               6,000,000               6,000,000              3.00-6.00    January 26, 2006
                  25,000                  25,000                   3.50    June 5, 2008
             -----------             -----------
              10,005,825               9,969,225
             ===========             ===========

EMPLOYEE STOCK OPTIONS

In December 1993, the Company adopted the 1993 Stock Option Plan (the "1993 Plan"). A total of 250,000 shares of common stock options were issuable under the 1993 Plan. The options may be incentive stock options or non-qualified stock options. The maximum term of each option under the 1993 Plan is 10 years.

In April 1997, the Company adopted the 1997 Stock Option Plan (the "1997 Plan") under which 650,000 options have been authorized. In June 1998, the Board granted 450,000 options under the 1997 Plan to employees. The options had an exercise price of $4.50 per share. On October 16, 1998, the Board of Directors repriced the exercise price of these options to $3.00 per share.

In January 1999, the Board granted 175,000 options under the 1997 Plan to an employee. The options had an exercise price of $3.88 per share. The fair market value of the Company's stock on the date of grant was $4.06. No compensation related to the option grant was recorded in 1999.

In March 1999, the Company adopted the 1999 Long-Term Incentive Plan (the "1999 Plan") under which awards may be granted in the form of stock, restricted stock, stock options, stock appreciation rights or cash. Under the 1999 Plan, the Company may make stock-based awards of up to an aggregate of 2,000,000 shares of common stock. In August 1999, the Board granted 370,000 options to employees and directors under the 1999 Plan. The majority of these options vested immediately. The options had an exercise price of $2.34 per share. The fair market value of the Company's stock on the date of grant was $2.31. No compensation related to these option grants was recorded in 1999.

On June 9, 2000, the Company issued 439,700 options to employees and directors under the 1999 Plan. The options had an exercise price of $2.25 to $3.00 per share and expiration dates ranging from May 1, 2005 to July 1, 2007. The value of the Company's common stock on the date of grant was $2.25 per share.

The Company applies Accounting Principles Board (APB) Opinion 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its option plans. Had compensation cost for the Company stock-based plans been determined based on the fair value at the grant date for awards consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                                             DECEMBER 31,
                                                                             ------------
                                                                       2000                 1999
                                                                       ----                 ----
Net loss applicable to common shareholders:
     As reported                                                $    (13,036,186)    $     (6,995,734)
     Pro forma                                                       (12,756,768)          (7,378,117)

Net loss per common share (basic and diluted):
     As reported                                                $          (1.84)    $          (1.05)
     Pro forma                                                             (1.80)               (1.11)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model using the following parameters: 89% volatility, 6.7% risk-free rate of return, 0% dividend yield and five to seven year option life.

A summary of the awards under the Company's stock option plans during the years ended December 31, 2000 and 1999 is presented below:


                                                    DECEMBER 31, 2000               DECEMBER 31, 1999
                                                    -----------------               -----------------
                                                                WEIGHTED                         WEIGHTED
                                                                 AVERAGE                         AVERAGE
                                                                EXERCISE                         EXERCISE
                                                  SHARES          PRICE             SHARES        PRICE
                                                  ------          -----             ------        -----
Outstanding at the beginning of year-             1,165,000     $      3.03         725,000      $     3.16
     Granted                                        641,300            2.61         545,000            2.83
     Exercised                                           --              --              --              --
     Rescinded/forfeited                          (662,500)          (3.34)       (105,000)          (3.00)
                                              -------------     ----------    -------------      ----------
Outstanding at year end                           1,143,800     $      2.59       1,165,000      $     3.03
                                              =============     ===========   =============      ==========
Options exercisable at year end                     517,500     $      2.54         900,833      $     3.00
                                              =============     ===========   =============      ==========
Weighted average fair value of options
     granted during the year                                    $      1.61                      $     2.31

8.   INCOME TAXES:

The provision for income taxes differs from the amount computed using the federal income tax rate as follows:

                                                                             DECEMBER 31,
                                                                             ------------
                                                                       2000                 1999
                                                                       ----                 ----
Income tax benefit at statutory federal rates                   $     (4,544,465)    $     (2,417,231)
State tax benefit, net of federal tax benefit                           (499,887)            (377,041)
Goodwill amortization and write-off                                     1,364,723               62,598
Other permanent differences                                                13,039               11,600
Increase in valuation allowance                                         3,666,590            2,720,074
                                                                -----------------    -----------------
                                                                $              --    $              --
                                                                =================    =================

The components of the net deferred income tax asset are as follows:

                                                                               DECEMBER 31,
                                                                               ------------
                                                                       2000                 1999
                                                                       ----                 ----

Deferred tax assets:
Tax loss carryforwards (tax basis)                                 $    9,118,430        $   5,893,376
   Allowance for doubtful accounts                                        155,596               24,000
   Non-compete agreement                                                  411,753              257,862
   Inventory                                                              812,065              672,568
   Other deferred tax assets                                               54,792               70,840
                                                                   --------------        -------------
Net deferred tax assets                                                10,552,636            6,918,646

Valuation allowance                                                  (10,552,636)          (6,918,646)
                                                                   --------------        -------------
                                                                   $           --        $          --
                                                                   ==============        =============

A full valuation allowance has been established against the Company's net deferred tax assets as management has concluded that it is more likely than not the related tax benefits will not be realized.

The Company's tax loss carryforwards, which begin to expire in 2011, totaled approximately $22,800,000 and $14,700,000 at December 31, 2000 and 1999,
respectively.

9. RELATED PARTY:

As discussed in Note 7, on January 27, 1999, Sinclair invested $4,300,000 in the Company in return for 1,431,333 shares of the Company's common stock and warrants to purchase up to an aggregate of 8,719,225 shares over a term of up to seven years at prices ranging from $3.00 to $6.00 per share. Sinclair also acquired an additional 800,000 shares of common stock previously held by outside investors. On December 20, 1999, the Company committed to issue 112,000 shares to Sinclair with respect to the terms of the Guaranty and Lease Agreements (see discussion below). As of December 31, 2000, the Company is obligated to issue 588,506 shares to Sinclair with respect to the terms of the Guaranty and Lease Agreement. As of December 31, 2000, Sinclair held an aggregate of 2,418,333 shares of the Company's common stock, representing approximately 34.6% of issued common stock assuming no warrants are exercised.

During November 1999, the Company entered into a Guaranty and Lease Compensation Agreement (the "Guaranty Agreement") with Sinclair, intended to be effective September 16, 1999. In connection with the $2,500,000 Credit Facility discussed in Note 6, the bank required, as a condition of the loan, that Sinclair unconditionally and irrevocably guarantee all of the Company's obligation with respect to the Credit Facility. Under the Guaranty Agreement and as compensation to Sinclair for the guarantee, the Company committed to provide Sinclair the following: (1) $200,000 payable in Company common stock (based upon the closing price as quoted on September 16, 1999), and (2) on October 1, 2000 and payable each year thereafter until the bank no longer requires the guarantee from Sinclair, the Company shall pay Sinclair an amount equal to the average of the line of credit outstanding balances as of the last day of each of the preceding twelve months (not to be less than $1,700,000) multiplied by 12.5% and payable in the form of Company common stock. The $200,000 due Sinclair under the terms of the guarantee was capitalized and was amortized as interest expense over the guarantee period. Of the $200,000 related to this guarantee, $150,000 and $50,000 were recorded as interest expense during 2000 and 1999, respectively. For the year ended December 31, 2000, the Company recorded additional interest expense related to the Guaranty Agreement of $235,500. In November 2000
Sinclair purchased the credit facility discussed in Note 6 and assumed all rights of the bank. Sinclair filed the UCC liens against the Company's personal property, which eliminated the Sinclair guaranty.

During November of 1999, the Company entered into a sublease agreement (the "Lease Agreement") with Sinclair (see Note 10). Under the terms of the Lease Agreement and as compensation for the Lease Agreement, the Company agreed to compensate Sinclair as follows: (1) on the lease execution date, $70,000 payable in the form of Company common stock calculated at the average closing price for the five business days preceding the lease execution date and (2) on each lease anniversary date, $70,000 payable in the form of Company common stock calculated as the average closing price for the five business days preceding the lease anniversary date.

During March 2000, the Company entered into a 10-year license agreement (the "License Agreement") with Sinclair for the exclusive right to manufacture and sell certain Sinclair designed transmitter lines. Under terms of the License Agreement, the Company will pay Sinclair an annual royalty of $300,000 for five years. For years six through ten, the Company shall pay Sinclair an annual royalty equal to 1.0% of revenues realized by the Company attributable to the License Agreement. At end of the tenth year, the Company has the option to purchase the Sinclair technology. The purchase price would be twice the cumulative royalty amount paid to Sinclair for years six through ten.

During March 2000, the Company entered into a subordinated debenture agreement (the "Debenture") with Sinclair. Under the terms of the Debenture, the Company may borrow up to $2,000,000 at an interest rate of 10.5%. The first payment of interest shall be made April 1, 2000 and on a monthly basis thereafter. Principal is payable upon demand of Sinclair. Further, Sinclair has the right, at any time, to convert all, but not less than all, of the principal owed to Sinclair into the Company's common stock at $3.45 per share. Through April 13, 2001 the Company had borrowed $2,000,000 under the terms of this arrangement. During 2000, the Company charged $115,815 to interest expense for this Debenture.

Sales made to Sinclair during 2000 and 1999 totaled $2,591,364 and $1,383,981, respectively. The Company sells these products to Sinclair at prices which approximate fair market value. The following amounts are included in the consolidated balance sheets at year end in connection with trade transactions with Sinclair:

                                                                 DECEMBER 31,
                                                                 ------------
                                                             2000                1999
                                                             ----                ----
     Receivables                                       $    183,461        $     54,434
     Customer advances                                    3,417,245           2,423,044
     Deferred revenue                                       445,650              56,412

See Note 1 regarding the Recapitalization Plan.

10. COMMITMENTS AND CONTINGENCIES:

The Company has operating leases for its manufacturing facility and office space, which expire July 31, 2000 and October 31, 2001, respectively. Rental expense was $278,222 and $229,012 for the years ended December 31, 2000 and 1999, respectively.

During September 1999, the Company entered into a sublease agreement with Sinclair (see Note 9) for the lease of its headquarters and manufacturing facility, which was occupied during November 2000. Minimum lease payments due under capital leases are as follows:


                           2001                                            $     424,453
                           2002                                                  416,374
                           2003                                                  427,553
                           2004                                                  448,103
                           2005                                                  505,341
                           2006 and thereafter                                 5,759,784
                                                                           -------------
                                                                               7,981,608
                           Less - amount representing interest                 4,195,166
                                                                           -------------
                           Present value of obligation                         3,786,442
                           Less - current portion                                  9,494
                                                                           -------------
                           Noncurrent obligations under capital leases     $   3,776,948
                                                                           =============

Future minimum lease payments under noncancellable operating leases are as follows:


                            2001                          $    31,013
                            2002                               31,013
                            2003                               31,013
                            2004                               26,818
                            2005                                8,001
                                                          -----------
                                                          $   127,858
                                                          ===========

LEGAL PROCEEDINGS

In September 2000, the Company was joined as a defendant along with two of its officers and directors, in a class action in the United States District Court for the District of Maryland. The lawsuit asserts that the Company issued false and misleading financial statements. The Company has reached a preliminary settlement with plaintiffs' counsel. The preliminary settlement requires the Company to issue plaintiffs warrants to purchase 1,600,000 shares of the Company's common stock at an exercise price of $1.00 per share. The warrants will expire after five years. The Company also has agreed to pay plaintiffs $750,000. The cash portion of the settlement will be funded by its officers' and directors' indemnity insurance policy. A Memorandum of Understanding reflecting the material terms of the settlement was filed with the Court on March 1, 2001. On April 6, 2001, a Stipulation and Agreement of Settlement was submitted to the Court along with all required documents to effectuate the settlement. On April 9, 2001, the Court approved the proposed settlement but reserved its right to review the settlement and/or enter a final judgment approving the settlement and dismissing the lawsuit. If the proposed settlement is finally approved, the Company will record a charge to operations for the fair value of the warrants issued. Depending on the terms of the final settlement, including the value of the warrants issued, the ultimate resolution of this matter may have a material impact on the Company's consolidated financial position and results of operations.


11.  ACCOUNTING REVIEW CHARGES, ADJUSTMENTS AND RESTATEMENTS:

During the third quarter of 2000, the Company initiated a comprehensive internal review of its accounting records. As a result of this review, certain charges and adjustments were recorded, as discussed below, in the previously filed audited consolidated financial statements for the year ended December 31, 1999 which needed to be amended. The following is a summary of adjustments recorded for 1999:

                                                          1999
     Cost of sales adjustments, net                  $  (2,795,322)
     Revenue recognition adjustments                    (2,299,511)
     Accrual adjustments                                  (123,750)
                                                     -------------
     Increase in Net Loss                            $  (5,218,583)
                                                     =============

The Company's results for the year ended December 31, 1999 reflect net charges to cost of sales of $2,795,322, which related to the pricing of the year-end physical inventories. The 1999 amount also included a $563,000 increase to the inventory obsolescence reserve. The Company's third quarter accounting review in 2000 included a detailed review of the pricing of the physical inventories taken as of the 1999 year-end. The review necessitated a number of adjustments affecting the prior valuations of the physical inventory and cost of sales for interim periods offset by the effects of reversing revenues previously recognized.

The Company has recorded adjustments to net loss related to the timing of revenue recognition for certain sales of $2,299,511 in 1999. These adjustments were made based on the Company's internal review in 2000, which indicated that certain revenues should not have been recognized or were recognized in the improper period. The adjustments have been determined through a specific review of the related supporting documents and a determination of the proper reporting period for the recognition of the revenue transaction.

The Company recorded adjustments of $123,750 pertaining to certain accruals and expense items, which were not previously recognized in 1999.

In addition to the impact of the above adjustments on shareholders' equity, an adjustment was recorded to reclassify a liability to Sinclair, of $270,000, to equity as this liability will be satisfied with the issuance of 112,000 shares of common stock (see Note 7).

The impact of the above charges increased net loss by $5,218,583 or $.78 per share in 1999. The schedules that follow show the impact on the consolidated financial statements from previously reported results, for the year ended December 31, 1999. The 1998 consolidated financial statements were also restated for inventory pricing adjustments and adjustments related to the timing of revenue recognition of certain sales. These adjustments increased the accumulated deficit by $1,258,891 at January 1, 1999.

                                                                                     DECEMBER 31, 1999
                                                                          -----------------------------------------
                                                                               AS REPORTED
                                                                                 IN 1999
                                                                               FORM 10-KSB          AS RESTATED
                                                                               -----------          -----------
                                ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                               $         664,950       $        664,950
  Short-term investments                                                            200,000                200,000
  Accounts receivables, net                                                       1,335,158              1,201,268
  Inventories, net                                                                6,401,277              3,199,549
  Prepaid assets                                                                    412,108                348,108
  Other current assets                                                              220,000                220,000
                                                                          -----------------       ----------------
        Total current assets                                                      9,233,493              5,833,875

PROPERTY, PLANT AND EQUIPMENT, net                                                  570,182                570,182
NON-COMPETE AGREEMENT, net                                                          360,822                360,822
GOODWILL, net                                                                     3,899,211              3,899,211
                                                                          -----------------       ----------------
TOTAL ASSETS                                                              $      14,063,708       $     10,664,090
                                                                          =================       ================

                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                        $       1,801,883       $      1,801,883
  Accrued expenses                                                                  516,405                272,155
  Customer advances                                                                 984,268              3,733,962
  Line of credit                                                                  1,613,404              1,613,404
  Current portion of capital lease obligations                                       69,947                 69,947
  Other current liabilities                                                          16,500                318,912
                                                                          -----------------       ----------------
        Total current liabilities                                                 5,002,407              7,810,263

CAPITAL LEASE OBLIGATIONS                                                            12,021                 12,021

NON-COMPETE LIABILITY                                                               845,990                845,990
                                                                          -----------------       ----------------
       TOTAL LIABILITIES                                                          5,860,418              8,668,274
                                                                          -----------------       ----------------
COMMITMENTS AND CONTINGENCIES (Note 11)

SHAREHOLDERS' EQUITY                                                              8,203,290              1,995,816
                                                                          -----------------       ----------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $      14,063,708       $     10,664,090
                                                                          =================       ================

                                                                                   FOR THE YEARS ENDED
                                                                                    DECEMBER 31, 1999
                                                                         -----------------------------------------
                                                                              AS REPORTED
                                                                                 IN 1999
                                                                              FORM 10-KSB          AS RESTATED
                                                                              -----------          -----------
Net sales                                                                $      12,705,914       $     10,406,403
Cost of sales                                                                    9,573,561             12,368,883
                                                                         -----------------       ----------------
       Gross profit (loss)                                                       3,132,353            (1,962,480)

Operating expenses:
  Engineering, research and development                                            920,047                920,047
  Selling                                                                        1,387,737              1,387,737
  Administration                                                                 1,983,423              2,059,173
  Amortization of intangible assets                                                231,496                231,496
  Charge for non-compete liability adjustment                                      145,226                145,226
                                                                         -----------------       ----------------
                                                                                 4,667,929              4,743,679
                                                                         -----------------       ----------------
      Operating loss                                                           (1,535,576)            (6,706,159)

Other (expense) income:
  Interest expense, net                                                          (154,713)              (202,713)
  Other income                                                                       2,499                  2,499
                                                                         -----------------       ----------------
   Loss before income taxes                                                    (1,687,790)            (6,906,373)
Income taxes
                                                                         -----------------       ----------------
      Net Loss                                                                 (1,687,790)            (6,906,373)
Dividends on 8% convertible, redeemable preferred stock                           (89,361)               (89,361)
                                                                         -----------------       ----------------
Net Loss applicable to Common Shareholders                               $     (1,777,151)       $    (6,995,734)
                                                                         =================       ================

Net Loss per common share -- Basic and Diluted                                  $   (0.27)         $       (1.05)
                                                                         -----------------       ----------------
Weighted Average Common Shares Outstanding --
    Basic And Diluted                                                            6,659,304              6,675,597
                                                                         -----------------       ----------------

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