Form 10-Q
period 2001-03-31
SINCLAIR BROADCAST GROUP INC
filed 2001-05-15
CIK 912752

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     (Mark One)       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              /X/     SECURITIES EXCHANGE ACT OF 1934
                      For the quarterly period ended March 31, 2001

                               OR

              / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the transition period from  _________ to __________.


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  Yes /X/ No / /

As of May 11, 2001, there were 39,396,268 shares of Class A Common Stock, $.01 par value; 44,838,828 shares of Class B Common Stock, $.01 par value; and 3,450,000 shares of Series D Preferred Stock, $.01 par value, convertible into 7,561,644 shares of Class A Common Stock of the Registrant issued and outstanding.

In addition, 2,000,000 shares of $200 million aggregate liquidation value
11 5/8% High Yield Trust Offered Preferred Securities of Sinclair Capital, a subsidiary trust of Sinclair Broadcast Group, Inc., are issued and outstanding.

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES

                                    Form 10-Q
                      For the Quarter Ended March 31, 2001

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                                                                                                        PAGE
                                                                                                        ----
       Consolidated Balance Sheets as of March 31, 2001 and
                  December 31, 2000........................................................                3

       Consolidated Statements of Operations for the Three Months
                  Ended March 31, 2001 and 2000............................................                4

       Consolidated Statements of Stockholders' Equity for the Three Months
                  Ended March 31, 2001.....................................................                5

       Consolidated Statements of Cash Flows for the Three Months
                  Ended March 31, 2001 and 2000............................................                6

       Notes to Unaudited Consolidated Financial Statements................................                7

Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations.............................................               11

Item 3. Quantitative and Qualitative disclosure about market risk..........................               16


PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K..................................................               17

    Signature..............................................................................               18

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                        ASSETS

                                                                                             MARCH 31,          DECEMBER 31,
                                                                                               2001                2000
                                                                                           ---------------     ---------------
                                                                                            (UNAUDITED)
CURRENT ASSETS:
    Cash............................................................................        $     3,696        $     4,091
    Accounts receivable, net of allowance for doubtful accounts.....................            133,631            165,913
    Current portion of program contract costs.......................................             74,315             72,841
    Prepaid expenses and other current assets.......................................             16,814             11,461
    Deferred barter costs...........................................................              4,080              3,472
    Deferred tax assets.............................................................             11,995             11,939
                                                                                           ------------        -----------
           Total current assets.....................................................            244,531            269,717
PROGRAM CONTRACT COSTS, less current portion........................................             65,594             53,698
LOANS TO OFFICERS AND AFFILIATES....................................................              8,247              8,269
PROPERTY AND EQUIPMENT, net.........................................................            278,966            280,987
OTHER ASSETS                                                                                    100,544            103,863
ACQUIRED INTANGIBLE BROADCAST ASSETS, net...........................................          2,655,560          2,684,106
                                                                                           ------------        -----------
           Total Assets.............................................................       $  3,353,442        $ 3,400,640
                                                                                           ============        ===========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable................................................................       $      5,629         $     6,865
    Accrued liabilities.............................................................             51,485              80,626
    Income taxes payable............................................................             19,212              55,912
    Notes payable, capital leases and commercial bank financing.....................            100,023             100,018
    Notes and capital leases payable to affiliates..................................              5,463               5,838
    Current portion of program contracts payable....................................            106,130             110,217
    Deferred barter revenues........................................................              4,736               4,296
                                                                                           ------------         -----------
           Total current liabilities................................................            292,678             363,772
LONG-TERM LIABILITIES:
    Notes payable, capital leases and commercial bank financing.....................          1,516,866           1,481,561
    Notes and capital leases payable to affiliates..................................             28,496              29,009
    Program contracts payable, less current portion.................................            117,338              99,146
    Deferred tax liability..........................................................            253,323             255,088
    Other long-term liabilities.....................................................             59,316              46,746
                                                                                           ------------         -----------
           Total liabilities........................................................          2,268,017           2,275,322
                                                                                           ------------         -----------
EQUITY PUT OPTION                                                                                 7,811               7,811
                                                                                           ------------         -----------
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES......................................              4,705               4,977
                                                                                           ------------         -----------
COMPANY OBLIGATED MANDATORILY REDEEMABLE SECURITIES OF SUBSIDIARY
    TRUST HOLDING SOLELY KDSM SENIOR DEBENTURES.....................................            200,000             200,000
                                                                                           ------------         -----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
    Series D Preferred Stock, $0.01 par value, 3,450,000 shares authorized,
        issued and outstanding, liquidation preference of $172,500,000..............                 35                  35
    Class A Common Stock, $0.01 par value, 500,000,000 shares authorized
        and 39,920,877 and 39,032,277 shares issued and outstanding, respectively...                399                 390
    Class B Common Stock, $0.01 par value, 70,000,000 shares authorized
        and 44,838,828 and 45,479,578 shares issued and outstanding, respectively...                448                 455
    Additional paid-in capital......................................................            752,383             750,372
    Additional paid-in capital - deferred compensation..............................            (2,404)             (2,618)
    Retained earnings...............................................................            125,757             164,958
    Other comprehensive loss........................................................            (3,709)             (1,062)
                                                                                           ------------         -----------
           Total stockholders' equity...............................................            872,909             912,530
                                                                                           ------------         -----------
           Total Liabilities and Stockholders' Equity...............................       $  3,353,442         $ 3,400,640
                                                                                           ============         ===========

              The accompanying notes are an integral part of these
                       unaudited consolidated statements.

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

                                                                                                            THREE MONTHS ENDED
                                                                                                                 MARCH 31,
                                                                                                       ---------------------------
                                                                                                            2001           2000
                                                                                                            ----           ----
           REVENUES:
               Station broadcast revenues, net of agency commissions.......................            $   149,709     $   160,802
               Revenues realized from station barter arrangements..........................                 13,672          15,046
               Other revenues..............................................................                  2,183             579
                                                                                                       -----------     -----------
                      Total revenues.......................................................                165,564         176,427
                                                                                                       -----------     -----------
           OPERATING EXPENSES:
               Program and production......................................................                 38,218          38,065
               Selling, general and administrative.........................................                 41,586          40,528
               Expenses realized from station barter arrangements..........................                 12,126          13,438
               Amortization of program contract costs and net                                               25,117          25,077
                  realizable value adjustments.............................................
               Stock-based compensation....................................................                    618             676
               Depreciation of property and equipment......................................                  9,530           8,511
               Amortization of acquired intangible broadcast assets,
                  non-compete and consulting agreements and other assets...................                 29,431          26,939
               Restructuring charge........................................................                  2,423              --
               Cumulative adjustment for change in assets held for sale....................                     --             619
                                                                                                       -----------     -----------
                      Total operating costs................................................                159,049         153,853
                                                                                                       ------------    -----------
                      Operating income.....................................................                  6,515          22,574
                                                                                                       -----------     -----------

           OTHER INCOME (EXPENSE):
               Interest and amortization of debt discount expense..........................               (33,912)        (36,872)
               Subsidiary trust minority interest expense..................................                (5,813)         (5,813)
               Interest income.............................................................                    675             580
               Unrealized gain (loss) on derivative instrument.............................                (9,348)             699
               Loss related to investments.................................................                   (68)           (535)
               Other income (expense)......................................................                    195           (163)
                                                                                                       -----------     -----------
                      Loss before income tax benefit.......................................               (41,756)        (19,530)
           INCOME TAX BENEFIT..............................................................                  5,143          16,907
                                                                                                       -----------     -----------
               Net loss from continuing operations.........................................               (36,613)         (2,623)
               Net income from discontinued operations, net of taxes.......................                     --             803
                                                                                                       -----------     -----------
           NET LOSS........................................................................            $  (36,613)     $   (1,820)
                                                                                                       ============    ===========
           NET LOSS AVAILABLE TO COMMON STOCKHOLDERS.......................................            $  (39,201)     $   (4,408)
                                                                                                       ============    ===========

           BASIC EARNINGS PER SHARE:
               Loss per common share from continuing operations............................            $    (0.46)     $    (0.05)
                                                                                                       ===========     ===========
               Income per share from discontinued operations...............................            $        --     $      0.01
                                                                                                       ===========     ===========
               Loss per common share.......................................................            $    (0.46)     $    (0.05)
                                                                                                       ===========     ===========
               Weighted average common shares outstanding..................................                 84,560          95,237
                                                                                                       ===========     ===========

           DILUTED EARNINGS PER SHARE:
               Loss per common share from continuing operations............................            $    (0.46)     $    (0.05)
                                                                                                        ==========     ===========
               Income per share from discontinued operations...............................            $        --     $      0.01
                                                                                                       ===========     ===========
               Loss per common share.......................................................            $    (0.46)     $    (0.05)
                                                                                                       ===========     ===========
               Weighted average common and common equivalent shares outstanding............                 84,590          95,237
                                                                                                       ===========     ===========

              The accompanying notes are an integral part of these
                       unaudited consolidated statements.

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                           (IN THOUSANDS) (UNAUDITED)


                                                                                                       ADDITIONAL
                                                                                                        PAID-IN
                                                 SERIES D      CLASS A     CLASS B     ADDITIONAL      CAPITAL -
                                                PREFERRED      COMMON       COMMON       PAID-IN        DEFERRED
                                                  STOCK         STOCK       STOCK        CAPITAL      COMPENSATION
                                                  -----         -----       -----        -------      ------------

BALANCE, December 31, 2000.................    $      35     $    390      $  455     $ 750,372    $    (2,618)
    Class B common share converted to Class
        A common shares....................          ---            7         (7)           ---             ---
    Stock options exercised................          ---          ---         ---            99             ---
    Dividends payable on Series D
        Preferred Stock....................          ---          ---         ---           ---             ---
    Class A Common Stock issued
        pursuant to employee benefit plans           ---            2         ---         1,912             ---
    Amortization of deferred
        compensation.......................          ---          ---         ---           ---             214

    Net loss...............................          ---          ---         ---           ---             ---
Other Comprehensive Loss:
    Reclass of derivative instruments upon
        implementation of SFAS 133 net
        of tax benefit of $1,707...........          ---          ---         ---           ---             ---
    Amortization of derivative instruments
    Unrealized loss on investment, net of
        tax benefit of $57.................          ---          ---         ---           ---             ---

    Comprehensive loss.....................          ---          ---         ---           ---             ---
                                               ---------     ---------   ---------    ----------     -----------
BALANCE, March 31, 2001....................    $      35     $    399    $    448    $  752,383      $  (2,404)
                                               =========     =========   =========    ==========     ===========

                                                                        OTHER           TOTAL
                                                      RETAINED     COMPREHENSIVE    STOCKHOLDERS'
                                                      EARNINGS          LOSS          EQUITY
                                                      --------          ----        ------------
BALANCE, December 31, 2000.................          $ 164,958    $   (1,062)      $   912,530
    Class B common share converted to Class
        A common shares....................                ---           ---               ---
    Stock options exercised................                ---           ---                99
    Dividends payable on Series D
        Preferred Stock....................             (2,588)          ---            (2,588)
    Class A Common Stock issued
        pursuant to employee benefit plans                 ---           ---             1,914
    Amortization of deferred
        compensation.......................                ---           ---               214
                                                                                    -----------
    Net loss...............................            (36,613)          ---           (36,613)
Other Comprehensive Loss:
    Reclass of derivative instruments upon
        implementation of SFAS 133 net
        of tax benefit of $1,707...........                ---        (2,579)           (2,579)
    Amortization of derivative instruments                                18                18
    Unrealized loss on investment, net of
        tax benefit of $57.................                ---           (86)              (86)
                                                                                    -----------
    Comprehensive loss.....................                ---           ---           (39,260)
                                                    ----------    -----------       -----------
BALANCE, March 31, 2001....................          $ 125,757    $   (3,709)       $  872,909
                                                     =========    ============      ===========

              The accompanying notes are an integral part of these
                       unaudited consolidated statements.

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS) (UNAUDITED)

                                                                                                    THREE MONTHS ENDED
                                                                                                        MARCH 31,
                                                                                            -------------------------------
CASH FLOWS USED IN OPERATING ACTIVITIES:                                                            2001           2000
                                                                                                    ----           ----
    Net loss........................................................................        $     (36,613)   $      (1,820)
    Adjustments to reconcile net loss to net cash flows from operating activities-
        Amortization of debt discount...............................................                  159               25
        Depreciation of property and equipment......................................                9,530            9,998
        Gain (loss) on derivative instrument........................................                9,348             (699)
        Amortization of acquired intangible broadcast assets,
           non-compete and consulting agreements and other assets...................               29,431           30,178
        Amortization of program contract costs and net realizable value adjustments.               25,117           25,375
        Stock-based compensation....................................................                  214              292
        Amortization of derivative instruments......................................                   18              ---
        Cumulative adjustment for change in assets held for sale....................                  ---           (1,237)
        Deferred tax provision related to operations................................                  (56)         (19,034)
        Loss from equity investments................................................                   68              535
        Net effect of change in deferred barter revenues and deferred barter costs..                 (168)             115
        Decrease in minority interest...............................................                 (272)             (29)
    Changes in assets and liabilities, net of effects of acquisitions and dispositions-
        Decrease in accounts receivable, net........................................               32,282           53,906
        (Increase) decrease in prepaid expenses and other current assets............               (5,353)           1,457
        Increase in other long-term assets..........................................                 (218)            (846)
        Decrease in accounts payable and accrued liabilities........................              (27,999)             922
        Decrease in income taxes payable............................................              (36,700)         (95,034)
        Increase (decrease) in other long-term liabilities..........................                1,951             (661)
        Payments on program contracts payable.......................................              (24,846)         (24,675)
                                                                                            --------------    -------------
           Net cash flows used in operating activities..............................              (24,107)         (21,232)
                                                                                            --------------    -------------
CASH FLOWS USED IN INVESTING ACTIVITIES:
    Acquisition of property and equipment...........................................               (6,774)          (6,378)
    Payments relating to the acquisition of broadcast assets........................                 (230)            (972)
    Distributions from joint ventures...............................................                  240              333
    Contributions in investments....................................................                 (525)          (3,917)
    Proceeds from sale of broadcast assets..........................................                  ---              984
    Deposit received on future sale of broadcast assets.............................                  125              ---
    Loans to officers and affiliates................................................               (1,485)            (813)
    Repayments of loans to officers and affiliates..................................                  166              200
                                                                                            -------------     -------------
           Net cash flows used in investing activities..............................               (8,483)         (10,563)
                                                                                            --------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from commercial bank financing.........................................              176,000           82,000
    Repayments of notes payable, commercial bank financing and capital leases.......             (140,000)         (18,750)
    Repurchases of Class A Common Stock.............................................                  ---          (35,060)
    Proceeds from exercise of stock options.........................................                   99              ---
    Dividends paid on Series D Convertible Preferred Stock..........................               (2,588)          (2,588)
    Repayments of notes and capital leases to affiliates............................               (1,316)          (1,650)
                                                                                            --------------    -------------
           Net cash flows from financing activities.................................               32,195           23,952
                                                                                            -------------     -------------
NET DECREASE IN CASH AND CASH EQUIVALENTS...........................................                 (395)          (7,843)
CASH AND CASH EQUIVALENTS, beginning of period......................................                4,091           16,408
                                                                                            -------------    --------------
CASH AND CASH EQUIVALENTS, end of period............................................        $       3,696      $     8,565
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

                 SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Sinclair Broadcast Group, Inc. and all of its consolidated subsidiaries, which are collectively referred to hereafter as "the Company, Companies or SBG." The Company owns and operates or provides programming services pursuant to local marketing agreements (LMAs) to television stations throughout the United States.

INTERIM FINANCIAL STATEMENTS

The consolidated financial statements for the three months ended March 31, 2000 and 2001 are unaudited, but in the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations, and cash flows for these periods.

As permitted under the applicable rules and regulations of the Securities and Exchange Commission, these financial statements do not include all disclosures normally included with audited consolidated financial statements, and, accordingly, should be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 2000 and for the year then ended. The results of operations presented in the accompanying financial statements are not necessarily representative of operations for an entire year.

RESTRUCTURING CHARGE

During the quarter ended March 31, 2001, the Company offered a voluntary early retirement program to its eligible employees and implemented a restructuring program to reduce operating and overhead costs. As a result, the Company reduced its staff by 186 employees and incurred a restructuring charge of $2.4 million which is included in the accompanying consolidated statement of operations.

RECLASSIFICATIONS

Certain reclassifications have been made to the prior years' financial statements to conform with the current year presentation.

2. CONTINGENCIES AND OTHER COMMMITMENTS:

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

3. SUPPLEMENTAL CASH FLOW INFORMATION (IN THOUSANDS):

During the three months ended March 31, 2001 and 2000, the Company's supplemental cash flow information is as follows:

                                                                                          THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                     ----------------------------
                                                                                          2001               2000
                                                                                          ----               ----
    Interest payments........................................................        $    47,345       $   35,867
                                                                                     ===========       ==========
    Subsidiary trust minority interest payments..............................        $     5,813       $    5,813
                                                                                     ===========       ==========
    Income taxes paid from continuing operations.............................        $     1,540       $    1,236
                                                                                     ===========       ==========
    Income taxes paid related to sale of discontinued operations,
        net of refunds received..............................................        $    35,318       $   87,035
                                                                                     ===========       ==========
    Income tax refunds received from continuing operations...................        $       158       $      901
                                                                                     ===========       ==========

4. EARNINGS PER SHARE:

The basic and diluted earnings per share and related computations are as follows (in thousands, except per share data):

                                                                                        THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                  --------------------------
                                                                                       2001           2000
                                                                                       ----           ----
Weighted-average number of common shares......................................        84,560         95,237
Diluted effect of outstanding stock options ..................................            30            ---
Diluted effect of conversion of preferred shares..............................           ---            ---
                                                                                  -----------    -----------
Weighted-average number of common and common
    equivalent shares outstanding.............................................        84,590         95,237
                                                                                  ===========    ===========
Net loss from continuing operations...........................................    $  (36,613)    $   (2,623)
                                                                                  ===========    ===========
Net income from discontinued operations.......................................    $       ---    $      803
                                                                                  ===========    ===========
Net loss......................................................................    $  (36,613)    $   (1,820)
Preferred stock dividends payable.............................................        (2,588)        (2,588)
                                                                                  -----------    -----------
Net loss available to common stockholders.....................................    $  (39,201)    $   (4,408)
                                                                                  ===========    ===========
BASIC EARNINGS PER SHARE:
       Net loss per common share from continuing operations...................    $    (0.46)    $    (0.05)
                                                                                  ===========    ===========
       Net income per share from discontinued operations......................    $      ---     $     0.01
                                                                                  ===========    ===========
       Net loss per common share..............................................    $    (0.46)    $    (0.05)
                                                                                  ===========    ===========
DILUTED EARNINGS PER SHARE:
       Net loss per common share from continuing operations...................    $    (0.46)    $    (0.05)
                                                                                  ===========    ===========
       Net income per share from discontinued operations......................    $      ---     $     0.01
                                                                                  ===========    ===========
       Net loss per common share..............................................    $    (0.46)    $    (0.05)
                                                                                  ===========    ===========

5. DERIVATIVE INSTRUMENTS:

DERIVATIVE INSTRUMENTS:

The Company enters into derivative instruments primarily for the purpose of reducing the impact of changing interest rates on its floating rate debt and to reduce the impact of changing fair market values on its fixed rate debt. In addition, the Company has entered into put and call option derivative instruments relating to the Company's Class A Common Stock in order to hedge the possible dilutive effect of employees exercising stock options pursuant to the Company's stock option plans.

STATEMENT OF FINANCIAL ACCOUNTING STANDARD NO. 133

On January 1, 2001, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, SFAS No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES -DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133 and SFAS No. 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES, AN AMENDMENT OF FASB STATEMENT NO. 133. SFAS No. 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. Statement No. 133 requires that changes in the derivative instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative instrument's gains and losses to offset related results on the hedged item in the income statement, to the extent effective, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 had the following impact on the Company's financial statements.

The Company's existing interest rate swap agreements do not qualify for special hedge accounting treatment under SFAS No. 133. As a result, both of the Company's interest rate swap agreements were reflected as liabilities on January 1, 2001 at their fair market value of $7.1 million in the aggregate, including $1.0 million of bond discount related to the transition adjustment to record the Company's fixed-to-floating rate derivative instrument. The bond discount resulting from the implementation of SFAS No. 133 is being amortized to interest expense through December 15, 2007, the termination date of the swap agreement. The floating-to-fixed rate derivative instrument was recorded at its fair value of $6.1 million on December 29, 2000 as a result of an amendment. Therefore, there was no transition adjustment on January 1, 2001 related to this instrument as there was no change in its fair value.

SFAS No. 133 required deferred gains and losses on previously terminated floating-to-fixed rate hedges to be presented as other comprehensive income or loss on the balance sheet. As a result, on January 1, 2001, the Company reclassified the $2.6 million net balance of deferred losses to other comprehensive loss, net of a deferred tax benefit of $1.7 million and is amortizing this balance to interest expense over the original terms of the previously terminated and modified swap agreements, which expire from July 9, 2001 to June 3, 2004. The Company anticipates that approximately $0.3 million will be amortized from other comprehensive loss to interest expense during the remaining nine months of 2001.

INTEREST RATE HEDGING DERIVATIVE INSTRUMENTS

As of March 31, 2001, the Company had an interest rate swap agreement with a notional amount of $575 million which expires on June 3, 2004. The swap agreement requires the Company to pay a fixed rate which is set in the range of 6% to 6.55% and receive a floating rate based on the three month London Interbank Offered Rate ("LIBOR") (measurement and settlement is performed quarterly). This swap agreement is reflected as a derivative obligation of $18.4 million as a component of other long-term liabilities on the accompanying consolidated balance sheet as of March 31, 2001. In addition, the Company has entered into an interest rate swap agreement with a notional amount of $250 million which expires on December 15, 2007 in which the Company receives a fixed rate of 8.75% and pays a floating rate based on LIBOR (measurement and settlement is performed quarterly). This swap agreement is reflected as a derivative asset of $2.0 million as a component of other long-term assets on the balance sheet as of March 31, 2001. Periodic settlements of these agreements are recorded as adjustments to interest expense in the relevant periods.

On March 31, 2001, the Company's fixed-to-floating rate derivative was adjusted to its fair value of $2.0 million which resulted in a reclassification of this derivative to other long-term assets from its January 1, 2001 balance in other long-term liabilities of $1.0 million. This reclassification resulted in an unrealized gain of $3.0 million. The Company's floating-to-fixed rate derivative was adjusted to its fair value of $18.4 million on March 31, 2001 from its balance of $6.1 million and is reflected as other long-term liabilities on the balance sheet. This resulted in an unrealized loss of $12.3 million. The net unrealized loss of $9.3 million resulting from these mark-to-market adjustments is reflected as unrealized loss on derivative instruments on the accompanying consolidated statement of operations.

The counterparties to these agreements are international financial institutions. The Company estimates the net fair value of these instruments at March 31, 2001 to be a liability of $16.4 million, consisting of an $18.4 million liability related to the floating-to-fixed rate agreement and a $2.0 million asset related to the fixed-to-floating rate agreement. The fair value of the interest rate swap agreements is estimated by obtaining quotations from the financial institutions which are a party to the Company's derivative contracts (the "Banks"). The fair value is an estimate of the net amount that the Company would pay on March 31, 2001 if the contracts were transferred to other parties or cancelled by the Company.

EQUITY PUT OPTION DERIVATIVE

As of March 31, 2001 the Company held a put option derivative which provides for settlement of 2.7 million options of the Company's class A common stock on July 2, 2001. The contract terms require us to make a settlement payment to the counterparties to this contract (payable in either cash or shares of our class A common stock) in an amount that is approximately equal to the put strike price of $28.931 minus the price of our class A common stock as of the termination date. This payment is limited by a strike price differential of $26.038 resulting in a maximum settlement of $2.893 per option. If the put strike price is less than the price of our class A common stock as of the termination date, we would not be obligated to make a settlement payment. This balance is reflected as Equity Put Options of $7.8 million on the balance sheet as of March 31, 2001.

The equity put option agreement included a provision whereby it would become immediately exercisable if the Company's closing price was less than $6.45 for five consecutive days. On April 10, 2001 this option became exercisable and as a result, the contract was settled for $7.7 million in cash on April 16, 2001.

6. SUBSEQUENT EVENT:

AMENDMENT AND RESTATEMENT TO THE 1998 BANK CREDIT AGREEMENT

On May 9, 2001, the banks approved an amendment and restatement of the Company's 1998 Bank Credit Agreement (the "Amended and Restated Bank Credit Agreement") allowing the Company more operating capacity and liquidity. If implemented as approved, the Amended and Restated Bank Credit Agreement would reduce the aggregate borrowing permitted capacity from a $1.6 billion facility to a $1.1 billion facility. The Amended and Restated Bank Credit Agreement would consist of a $600 million Revolving Credit Facility maturing on September 15, 2005 and a $500 million Incremental Term Loan Facility repayable in consecutive quarterly installments amortizing 1% per year commencing March 31, 2003 and continuing through its maturity on September 30, 2009.

The applicable interest rate on the Revolving Credit Facility is either LIBOR plus 1.25% to 3.00% or the alternative base rate plus zero to 1.75% adjusted quarterly based on the ratio of total debt to four quarters' trailing earnings before interest, taxes, depreciation and amortization. The applicable interest rate on the Incremental Term Loan Facility is LIBOR plus 3.50% or the alternative base rate plus 2.25 % through maturity. The Company anticipates this amendment and restatement to close on May 16, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following information should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this quarterly report and the audited financial statements and Management's Discussion and Analysis contained in our Form 10-K for the fiscal year ended December 31, 2000.

This report includes or incorporates forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions about us, including, among other things:

       o      the impact of changes in national and regional economies,
       o      our ability to service our outstanding debt,
       o our ability to successfully compete in our markets and to achieve synergies and cost reductions at our stations,
       o      pricing fluctuations in local and national advertising,
       o      volatility in programming costs, and
       o      the effects of governmental regulation of broadcasting.

Other matters set forth in this report including the risk factors set forth in our Form 10-K filed with the Securities and Exchange Commission on March 30, 2001, may also cause actual results in the future to differ materially from those described in the forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.

The following table sets forth certain operating data for comparison of the three months ended March 31, 2001 and 2000:

OPERATING DATA (dollars in thousands):
----------------------------------------------------------------------------------------------------------------------
                                                                                       THREE MONTHS
                                                                                      ENDED MARCH 31,
                                                                                      ---------------
                                                                                   2001             2000
                                                                                   ----             ----
Net broadcast revenues (a)..............................................            $149,709          $160,802
Barter revenues.........................................................              13,672            15,046
Other revenues..........................................................               2,183               579
                                                                             ---------------   ---------------
Total revenues..........................................................             165,564           176,427
                                                                             ---------------   ---------------

Operating costs (b).....................................................              79,804            78,593
Expenses from barter arrangements.......................................              12,126            13,438
Depreciation, amortization and stock-based compensation(c)..............              64,696            61,203
Restructuring charge....................................................               2,423                 0
Cumulative adjustment for change in assets held for sale................                   0               619
                                                                             ---------------   ---------------
Broadcast operating income..............................................               6,515            22,574
Interest expense........................................................             (33,912)          (36,872)
Subsidiary trust minority interest expense (d)..........................              (5,813)           (5,813)
Interest and other income...............................................                 870               417
Loss related to investments.............................................                 (68)             (535)
Unrealized gain (loss) on derivative instrument.........................              (9,348)              699
                                                                             ---------------   ---------------
Loss before income tax benefit..........................................             (41,756)          (19,530)
Income tax benefit......................................................               5,143            16,907
                                                                             ---------------   ---------------
Net loss from continuing operations.....................................     $       (36,613)  $        (2,623)
Net income from discontinued operations, net of taxes...................                 ---               803
                                                                             ---------------   ---------------
Net loss................................................................     $       (36,613)  $        (1,820)
                                                                             ================  ================
Net loss available to common stockholders...............................     $       (39,201)  $        (4,408)
                                                                             ================  ================

OTHER DATA:
    Broadcast Cash Flow (e).............................................            $ 54,023          $ 65,594
    Broadcast Cash Flow Margin (f)......................................                36.1%             40.8%
    Adjusted EBITDA (g).................................................            $ 49,168          $ 59,750
    Adjusted EBITDA margin (f)..........................................                32.8%             37.2%
    After tax cash flow (h).............................................            $ 12,161          $ 15,061
    Program contract payments...........................................              24,846            24,675
    Corporate expenses..................................................               4,855             5,844
    Selling, general and administrative expenses related to G1440.......               2,563               608
    Capital expenditures................................................               6,774             6,378
    Cash flows used in operating activities.............................             (24,107)          (21,232)
    Cash flows used in investing activities.............................              (8,483)          (10,563)
    Cash flows from financing activities................................              32,195            23,952

---------

(a) "Net broadcast revenues" are defined as broadcast revenues net of agency commissions.

(b) Operating costs include program and production expenses and selling, general and administrative expenses.

(c) Depreciation, amortization and stock-based compensation includes amortization of program contract costs and net realizable value adjustments, depreciation and amortization of property and equipment, stock-based compensation and amortization of acquired intangible broadcast assets and other assets including amortization of deferred financing costs.

(d) Subsidiary trust minority interest expense represents the distributions on the HYTOPS.

(e) "Broadcast cash flow" (BCF) is defined as operating income plus corporate expenses, selling, general and administrative expenses related to internet operations, stock-based compensation, depreciation and amortization (including film amortization and amortization of deferred compensation), restructuring charge, cumulative adjustment for change in assets held for sale, less other revenue and cash payments for program rights. Cash program payments represent cash payments made for current programs payable and do not necessarily correspond to program usage. We have presented BCF data, which we believe is comparable to the data provided by other companies in the industry, because such data are commonly used as a measure of performance for broadcast companies; however, there can be no assurance that it is comparable. However, BCF does not purport to represent cash provided by operating activities as reflected in our consolidated statements of cash flows and is not a measure of financial performance under generally accepted accounting principles. In addition, BCF should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. Management believes the presentation of BCF is relevant and useful because 1) it is a measurement utilized by lenders to measure our ability to service our debt, 2) it is a measurement utilized by industry analysts to determine a private market value of our television stations and 3) it is a measurement industry analysts utilize when determining our operating performance.

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

(h) "After tax cash flow" (ATCF) is defined as net income (loss) available to common shareholders, plus extraordinary items (before the effect of related tax benefits) plus depreciation and amortization (excluding film amortization), stock-based compensation, restructuring charge, the cumulative adjustment for change in assets held for sale, the loss of equity investments (or minus the gain), unrealized loss on derivative instrument (or minus the gain), the deferred tax provision related to operations or minus the deferred tax benefit, and minus the gain on sale of assets and deferred NOL carry backs. We have presented ATCF data, which we believe is comparable to the data provided by other companies in the industry, because such data are commonly used as a measure of performance for broadcast companies; however, there can be no assurances that it is comparable. ATCF is presented here not as a measure of operating results and does not purport to represent cash provided by operating activities. ATCF should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. Management believes the presentation of ATCF is relevant and useful because ATCF is a measurement utilized by industry analysts to determine a public market value of our television stations and ATCF is a measurement analysts utilize when determining our operating performance.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 AND 2000.

Net broadcast revenues decreased to $149.7 million for the three months ended March 31, 2001 from $160.8 million for the three months ended March 31, 2000, or 6.9%. The decrease in net broadcast revenues for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000 comprised of a decrease of $15.9 million on a same station basis, or 9.9%, offset by an increase of $4.8 million related to television broadcast assets acquired during 2000 (the "2000 Acquisitions"). On a same station basis, national revenues decreased $14.0 million, representing a 20.0% decrease over the prior year's first quarter national revenue. National revenue decreased due to a soft advertising market during the three months ended March 31, 2001 combined with our strategic focus on local revenue growth. Local revenue decreased on a same station basis by $2.6 million for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000 or 3.2% primarily due to the soft advertising market.

Total operating costs increased to $79.8 million for the three months ended March 31, 2001 from $78.6 million for the three months ended March 31, 2000 or 1.5%. The increase in expenses for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000 comprised of $2.7 million related to the 2000 Acquisitions, $2.0 million related to selling, general and administrative expenses incurred by G1440, Inc., our Internet development and integration company, offset by a decrease of $0.9 million in corporate expenses and $2.6 million related to a decrease in operating costs on a same station basis, or 3.7%.

Depreciation and amortization increased $3.5 million to $64.7 million for the three months ended March 31, 2001 from $61.2 million for the three months ended March 31, 2000. The increase in depreciation and amortization relates to fixed asset additions and intangible asset additions associated with businesses acquired during 2000.

Operating income decreased $16.1 million to $6.5 million for the three months ended March 31, 2001, from $22.6 million for the three months ended March 31, 2000, or 71.2%. The net decrease in operating income for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000 was primarily attributable to a decrease in net broadcast revenues, an increase in operating expenses, an increase in depreciation and amortization and a restructuring charge of $2.4 million related to a reduction in our workforce of 186 employees.

Interest expense decreased to $33.9 million for the three months ended March 31, 2001 from $36.9 million for the three months ended March 31, 2000, or 8.1%. The decrease in interest expense resulted from reduction of indebtedness as a result of the proceeds from the sale of our radio broadcast assets during 2000.

Net loss for the three months ended March 31, 2001 was $36.6 million or $0.46 per share compared to net loss of $1.8 million or $0.05 per share for the three months ended March 31, 2000. Net loss increased for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000 due to a decrease in net broadcast revenue, an increase in depreciation and amortization, the restructuring charge, and the unrealized loss on derivative instrument offset by a decrease in interest expense.

Income tax benefit decreased to $5.1 million for the three months ended March 31, 2001 from $16.9 million for the three months ended March 31, 2000. This decrease is a direct result of the decrease in the effective tax rate. The effective tax rate decreased to 12.3% for the three months ended March 31, 2001 from 86.6% for the three months ended March 31, 2000. The decrease in the effective tax rate primarily resulted from a decrease in the relative impact of the permanent differences between taxable income and book income projected for 2001, as compared to the relative impact of the permanent differences for 2000.

The long-term net deferred tax liability decreased to $253.3 million as of March 31, 2001 from $255.1 million at December 31, 2000. Accordingly, the increase in the short-term net deferred tax asset as of March 31, 2001 as compared to December 31, 2000 primarily resulted from the anticipation that certain short-term deferred tax assets related to state tax accounting recorded for the first quarter of 2001 will be used to offset future deferred tax liabilities during the current year.

Broadcast cash flow decreased to $54.0 million for the three months ended March 31, 2001 from $65.6 million for the three months ended March 31, 2000, or 17.7%. The decrease in broadcast cash flow for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000 primarily resulted from a decrease in net broadcast revenue. The Broadcast Cash Flow Margin decreased to 36.1% for the three months ended March 31, 2001 from 40.8% for the three months ended March 31, 2000.

Adjusted EBITDA decreased to $49.2 million for the three months ended March 31, 2001 from $59.8 million for the three months ended March 31, 2000, or 17.7%. The decrease in Adjusted EBITDA for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000 primarily resulted from the decrease in net broadcast revenue. The Adjusted EBITDA Margin decreased to 32.8% for the three months ended March 31, 2001 from 37.2% for the three months ended March 31, 2000.

After Tax Cash Flow decreased to $12.2 million for the three months ended March 31, 2001 from $15.1 million for the three months ended March 31, 2000, or 19.2%. The decrease in After Tax Cash Flow for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000 primarily resulted from a decrease in operating income offset by a decrease in interest expense and an increase in the current tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash provided by operations and availability under the 1998 Bank Credit Agreement. As of March 31, 2001, we had $3.7 million in cash balances and working capital of approximately $(48.1) million. As of March 31, 2001, the remaining balance available under the Revolving Credit Facility was $267.0 million. Based on pro forma trailing cash flow levels for the twelve months ended March 31, 2000, we had approximately $185.0 million available of current borrowing capacity under the Revolving Credit Facility.

On May 9, 2001, the banks approved an amendment and restatement of our 1998 Bank Credit Agreement (the "Amended and Restated Bank Credit Agreement") allowing us more operating capacity and liquidity. If implemented as approved, the Amended and Restated Bank Credit Agreement would reduce our borrowing permitted capacity from a $1.6 billion facility to a $1.1 billion facility. The Amended and Restated Bank Credit Agreement would consist of a $600 million Revolving Credit Facility maturing on September 15, 2005 and a $500 million Incremental Term Loan Facility repayable in consecutive quarterly installments amortizing 1% per year commencing March 31, 2003 and continuing through its maturity on September 30, 2009.

The applicable interest rate on the Revolving Credit Facility is either LIBOR plus 1.25% to 3.00% or the alternative base rate plus zero to 1.75% adjusted quarterly based on the ratio of total debt to four quarters' trailing earnings before interest, taxes, depreciation and amortization. The applicable interest rate on the Incremental Term Loan Facility is LIBOR plus 3.50% or the alternative base rate plus 2.25 % through maturity. We anticipate this amendment and restatement to close on May 16, 2001.

Net cash flows used in operating activities increased to $24.1 million for the three months ended March 31, 2001 from $21.2 million for the three months ended March 31, 2000. We made income tax payments of $36.7 million for the three months ended March 31, 2001 as compared to $87.3 million for the three months ended March 31, 2000 including $35.3 million and $87.0 million, respectively, for payments related to the sale of our radio broadcast assets. We made interest payments on outstanding indebtedness and payments for subsidiary minority interest expense totaling $53.1 million during the three months ended March 31, 2001 as compared to $41.7 million for the three months ended March 31, 2000. Additional interest payments for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000 primarily related to additional interest costs on indebtedness incurred to finance businesses acquired during 2000.

Net cash flows used in investing activities decreased to $8.5 million for the three months ended March 31, 2001 from $10.6 million for the three months ended March 31, 2000. This decrease is primarily due to equity investments made in the three months ended March 31, 2000 which were not made during the same periods in 2001. We made payments for property and equipment of $6.8 million for the three months ended March 31, 2001. We expect that expenditures for property and equipment will increase for the year ended December 31, 2001 over prior years as a result of a larger number of stations owned by us and for capital expenditures incurred during the ordinary course of business, including costs related to our conversion to digital television, and additional strategic station acquisitions and equity investments if suitable investments can be identified on acceptable terms. We expect to fund such capital expenditures with cash generated from operating activities and funding from our Revolving Credit Facility.

Net cash flows from financing activities increased to $32.2 million for the three months ended March 31, 2001 from $24.0 million for the three months ended March 31, 2000. During the three months ended March 31, 2001, we repaid $115.0 million and $25.0 million under the 1998 Bank Credit Agreement Revolving Credit Facility and Term Loan Facility, respectively. In addition, we utilized borrowings under the Revolving Credit Facility of $176.0 during the period. During the three months ended March 31, 2001, we had no repurchases of our common stock while during the same prior year period, we repurchased $35.1 million of our common stock.

SEASONALITY

Our results are usually subject to seasonal fluctuations, which result in fourth quarter broadcast operating income being greater usually than first, second and third quarter broadcast operating income. This seasonality is primarily attributable to increased expenditures by advertisers in anticipation of holiday season spending and an increase in viewership during this period. In addition, revenues from political advertising tend to be higher in even numbered years.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risk from our derivative instruments. We enter into derivative instruments primarily for the purpose of reducing the impact of changing interest rates on our floating rate debt, and to reduce the impact of changing fair market values on our fixed rate debt. In addition, we have entered into put and call option derivative instruments relating to our Class A Common Stock in order to hedge the possible dilutive effect of employees exercising stock options pursuant to our stock option plans.

INTEREST RATE DERIVATIVE INSTRUMENTS

Our existing interest rate swap agreements do not qualify for special hedge accounting treatment under SFAS No. 133. As a result, our interest rate swap agreements are reflected in the balance sheet as either assets or liabilities measured at their fair value. Changes in the fair value of our interest rate swap agreements are recognized currently in earnings.

As of March 31, 2001, we had an interest rate swap agreement with a notional amount of $575 million which expires on June 3, 2004. The swap agreement requires us to pay a fixed rate which is set in the range of 6% to 6.55% and receive a floating rate based on the three month London Interbank Offered Rate ("LIBOR"), and the measurement and settlement is performed quarterly. This swap agreement is reflected as a derivative obligation of $18.4 million as a component of other long-term liabilities on the accompanying consolidated balance sheet as of March 31, 2001. In addition, we entered into an interest rate swap agreement with a notional amount of $250 million which expires on December 15, 2007 in which we receive a fixed rate of 8.75% and pay a floating rate based on LIBOR (and the measurement and settlement is performed quarterly). This swap agreement is reflected as a derivative asset of $2.0 million as a component of other long-term assets on the balance sheet as of March 31, 2001. Periodic settlements of these agreements are recorded as adjustments to interest expense in the relevant periods.

On March 31, 2001, our fixed-to-floating rate derivative was adjusted to its fair value of $2.0 million which resulted in a reclassification of this derivative to other long-term assets from its January 1, 2001 balance in other long-term liabilities of $1.0 million. This re-classification resulted in an unrealized gain of $3.0 million. Our floating-to-fixed rate derivative was adjusted to its fair value of $18.4 million on March 31, 2001 from its balance of $6.1 million and is reflected as other long-term liabilities on the balance sheet. This resulted in an unrealized loss of $12.3 million. The net unrealized loss of $9.3 million resulting from these mark-to-market adjustments is reflected as unrealized loss on derivative instruments on the consolidated statement of operations.

The counterparties to these agreements are international financial institutions. We estimate the net fair value of these instruments at March 31, 2001 to be $16.4 million, consisting of $18.4 million related to the floating-to-fixed rate agreement and $2.0 million related to the fixed-to-floating rate agreement. The fair value of the interest rate swap agreements is estimated by obtaining quotations from the financial institutions which are a party to our derivative contracts (the "Banks"). The fair value is an estimate of the net amount that we would pay on March 31, 2001 if the contracts were transferred to other parties or cancelled by us.

EQUITY PUT OPTION DERIVATIVE

As of March 31, 2001 we held a put option derivative which provides for settlement of 2.7 million options of our class A common stock on July 2, 2001. The contract terms require us to make a settlement payment to the counterparties to this contract (payable in either cash or shares of our class A common stock) in an amount that is approximately equal to the put strike price of $28.931 minus the price of our class A common stock as of the termination date. This payment is limited by a strike price differential of $26.038 resulting in a maximum settlement of $2.893 per option. If the put strike price is less than the price of our class A common stock as of the termination date, we would not be obligated to make a settlement payment. This balance is reflected as Equity Put Options of $7.8 million on the balance sheet as of March 31, 2001.

The equity put option agreement included a provision whereby it would become immediately exercisable if the Company's closing price was less than $6.45 for five consecutive days. On April 10, 2001 this option became exercisable and as a result, the contract was settled for $7.7 million in cash on April 16, 2001.

PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a) EXHIBITS

NONE

b) REPORTS ON FORM 8-K

NONE

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized in the city of Baltimore, Maryland on the 15th day of May, 2001.


                                           SINCLAIR BROADCAST GROUP, INC.


                                           by: /s/  DAVID B. AMY
                                               ---------------------------------
                                               David B. Amy
                                               Executive Vice President and
                                               Chief Financial Officer