Form 10-Q
period 2001-06-30
SINCLAIR BROADCAST GROUP INC
filed 2001-08-14
CIK 912752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________.

Commission File Number : 000-26076

SINCLAIR BROADCAST GROUP, INC.
(Exact name of Registrant as specified in its charter)

Maryland	52-1494660
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or organization)

10706 Beaver Dam Road
Cockeysville, Maryland 21030
(Address of principal executive offices)

(410) 568-1500
(Registrant’s telephone number, including area code)

None
(Former name, former address and former fiscal year-if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒          No ☐

As of August 9, 2001, there were 40,353,240 shares of Class A Common Stock, $.01 par value; 43,911,775 shares of Class B Common Stock, $.01 par value; and 3,450,000 shares of Series D Preferred Stock, $.01 par value, convertible into 7,561,644 shares of Class A Common Stock; of the Registrant issued and outstanding.

In addition, 2,000,000 shares of $200 million aggregate liquidation value 11 5/8% High Yield Trust Offered Preferred Securities of Sinclair Capital, a subsidiary trust of Sinclair Broadcast Group, Inc. are issued and outstanding.

SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES

Form 10-Q
For the Quarter Ended June 30, 2001

SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS	June 30, 2001	December 31, 2000

	(Unaudited)
CURRENT ASSETS:
Cash	$1,415	$4,091
Accounts receivable, net of allowance for doubtful accounts	150,855	165,913
Current portion of program contract costs	62,850	72,841
Refundable income taxes	26,878	1,394
Prepaid expenses and other current assets	9,930	10,067
Deferred barter costs	4,393	3,472
Deferred tax assets	11,954	11,939

Total current assets	268,275	269,717

PROGRAM CONTRACT COSTS, less current portion	54,754	53,698
LOANS TO OFFICERS AND AFFILIATES	10,573	8,269
PROPERTY AND EQUIPMENT, net	276,376	280,987
OTHER ASSETS	97,230	103,863
ACQUIRED INTANGIBLE BROADCAST ASSETS, net	2,623,921	2,684,106

Total Assets	$3,331,129	$3,400,640

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,919	$6,865
Accrued liabilities	66,746	80,626
Income taxes payable	–	42,126
Notes payable, capital leases and commercial bank financing	212	100,018
Notes and capital leases payable to affiliates	6,031	5,838
Current portion of program contracts payable	98,109	110,217
Deferred barter revenues	4,723	4,296

Total current liabilities	180,740	349,986
LONG-TERM LIABILITIES:
Notes payable, capital leases and commercial bank financing	1,615,115	1,481,561
Notes and capital leases payable to affiliates	30,629	29,009
Program contracts payable, less current portion	103,275	99,146
Deferred tax liability	264,912	255,088
Other long-term liabilities	83,718	60,532

Total liabilities	2,278,389	2,275,322

EQUITY PUT OPTION	–	7,811

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES	4,169	4,977

COMPANY OBLIGATED MANDATORILY REDEEMABLE SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY KDSM SENIOR DEBENTURES	200,000	200,000

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Series D Preferred Stock, $0.01 par value, 3,450,000 shares authorized, issued and outstanding ,liquidation preference of $172,500,000	35	35
Class A Common Stock, $0.01 par value, 500,000,000 shares authorized and 39,870,786 and 39,032,277 shares issued and outstanding, respectively	399	390
Class B Common Stock, $0.01 par value, 70,000,000 shares authorized and 44,326,197 and 45,479,578 shares issued and outstanding, respectively	443	455
Additional paid-in capital	748,451	750,372
Additional paid-in capital – deferred compensation	(2,187)	(2,618)
Retained earnings	105,450	164,958
Accumulated other comprehensive loss	(4,020)	(1,062)

Total stockholders’ equity	848,571	912,530

Total Liabilities and Stockholders' Equity	$3,331,129	$3,400,640

The accompanying notes are an integral part of these unaudited consolidated statements.

SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30
	2001	2000	2001	2000

REVENUES:
Station broadcast revenues, net of agency commissions	$175,640	$192,736	$325,349	$353,538
Revenues realized from station barter arrangements	15,096	14,871	28,768	29,917
Software development and consulting revenues	1,852	153	4,035	732

Total revenues	192,588	207,760	358,152	384,187

OPERATING EXPENSES:
Program and production	37,159	38,716	75,377	76,810
Selling, general and administrative	45,033	45,476	86,619	85,975
Expenses realized from station barter arrangements	13,400	13,517	25,526	26,955
Amortization of program contract costs and net realizable value adjustments	27,374	23,409	52,491	48,486
Stock-based compensation	402	701	1,020	1,377
Depreciation of property and equipment	9,635	9,579	19,165	18,090
Amortization of acquired intangible broadcasting assets, non-compete and consulting agreements and other assets	29,807	27,970	59,238	54,909
Impairment and write down of long-lived assets	5,590	–	5,590	–
Restructuring costs	–	–	2,423	–
Cumulative adjustment for change in assets held for sale	–	–	–	619

Total operating expenses	168,400	159,368	327,449	313,221

Operating income	24,188	48,392	30,703	70,966

OTHER INCOME (EXPENSE):
Interest and amortization of debt discount expense	(35,563)	(37,978)	(69,475)	(74,850)
Subsidiary trust minority interest expense	(5,812)	(5,812)	(11,625)	(11,625)
Interest income	535	674	1,210	1,254
Gain on sale of assets	446	–	446	–
Gain (loss) on derivative instruments	(452)	(695)	(9,800)	4
Income (loss) from equity investments	86	(1,317)	18	(1,852)
Other income	289	393	484	230

Income (loss) before income tax (provision) benefit	(16,283)	3,657	(58,039)	(15,873)
INCOME TAX (PROVISION) BENEFIT	3,261	(4,910)	8,404	11,997

Net loss from continuing operations before extraordinary item	(13,022)	(1,253)	(49,635)	(3,876)
Net income from discontinued operations, net of related income tax provision of $1,641 and $2,176, respectively	–	2,462	–	3,265
Extraordinary loss on early extinguishment of debt, net of related income tax benefit of $2,553	(4,698)	–	(4,698)	–

NET INCOME (LOSS)	$(17,720)	$1,209	$(54,333)	$(611)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(20,307)	$(1,378)	$(59,508)	$(5,786)

BASIC EARNINGS PER SHARE:
Loss per common share from continuing operations before extraordinary item	$(0.19)	$(0.04)	$(0.65)	$(0.10)

Income per share from discontinued operations	$–	$0.03	$–	$0.04

Loss per share from extraordinary item	$(0.06)	$–	$(0.06)	$–

Loss per common share	$(0.24)	$(0.01)	$(0.70)	$(0.06)

Weighted average common shares outstanding	84,312	92,492	84,435	92,651

DILUTED EARNINGS PER SHARE:
Loss per common share from continuing operations before extraordinary item	$(0.19)	$(0.04)	$(0.65)	$(0.10)

Income per share from discontinued operations	$–	$0.03	$–	$0.04

Loss per share from extraordinary item	$(0.06)	$–	$(0.06)	$–

Loss per common share	$(0.24)	$(0.01)	$(0.70)	$(0.06)

Weighted average common and common equivalent shares outstanding	84,313	92,492	84,438	92,651

The accompanying notes are an integral part of these unaudited consolidated statements.

SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2001
(in thousands) (Unaudited)

	Series D Preferred Stock	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Additional Paid-In Capital – Deferred Compensation	Retained Earnings	Accumulated Other ComprehensiveLoss	Total Stockholders’ Equity

BALANCE, December 31, 2000	$35	$390	$455	$750,372	$(2,618)	$164,958	$(1,062)	$912,530

Repurchase and retirement of 618,600 shares of Class A Common Stock	–	(6)	–	(4,390)	–	–	–	(4,396)

Stock options exercised	–	–	–	209	–	–	–	209

Class B Common Stock converted into Class A Common Stock	–	12	(12)	–	–	–	–	–

Dividends paid on Series D Preferred Stock	–	–	–	–	–	(5,175)	–	(5,175)

Termination of equity put options	–	–	–	78	–	–	–	78

Class A Common Stock issued pursuant to employee benefit plans	–	3	–	2,182	–	–	–	2,185

Amortization of deferred compensation	–	–	–	–	431	–	–	431

Net loss	–	–	–	–	–	(54,333)	–	(54,333)
Other comprehensive loss:

Reclass of derivative instruments upon implementation of SFAS 133, net of tax benefit of $1,496	–	–	–	–	–	–	(2,777)	(2,777)
Amortization of derivative instruments	–	–	–	–	–	–	22	22

Unrealized loss on investment, net of tax benefit of $136	–	–	–	–	–	–	(203)	(203)

Comprehensive loss	–	–	–	–	–	–	–	(57,291)

BALANCE, June 30, 2001	$35	$399	$443	$748,451	$(2,187)	$105,450	$(4,020)	$848,571

The accompanying notes are an integral part of these unaudited consolidated statements.

SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (Unaudited)

	Six Months Ended June 30,
	2001	2000

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net loss	$(54,333)	$(611)
Adjustments to reconcile net loss to net cash flows from (used in) operating activities-
Amortization of debt discount	49	49
Depreciation of property and equipment	19,165	19,869
Gain on sale of property	(446)	–
Impairment and write down of long-lived assets	5,590	–
Unrealized loss (gain) on derivative instrument	9,800	(4)
Amortization of acquired intangible broadcasting assets, non-compete and consulting agreements and other assets	59,238	59,680
Amortization of program contract costs and net realizable value adjustments	52,491	48,784
Stock-based compensation	431	579
Extraordinary loss	4,698	–
Cumulative adjustment for change in assets held for sale	–	(1,237)
Amortization of derivative instruments	290	–
Deferred tax provision (benefit) related to operations	11,456	(13,972)
Deferred tax benefit related to extraordinary loss	(15)	–
Loss (gain) from equity investments	(18)	1,852
Net effect of change in deferred barter revenues and deferred barter costs	(494)	97
Decrease in minority interest	(808)	(240)
Changes in assets and liabilities, net of effects of acquisitions and dispositions-
Decrease in accounts receivable, net	15,058	15,527
Increase in taxes receivable	(25,484)	–
Decrease in prepaid expenses and other current assets	2,691	2,296
Increase in other long term assets	(836)	–
Decrease in accounts payable and accrued liabilities	(15,798)	(10,928)
Increase in other long-term liabilities	4,378	6,944
Income tax payments related to the sale of broadcast assets	(34,805)	(99,007)
Payments on program contracts payable	(51,982)	(49,410)

Net cash flows from (used in) operating activities	316	(19,732)

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(12,690)	(15,034)
Payments relating to the acquisition of broadcast assets	(373)	(35,984)
Distributions from (investments in) joint ventures	192	(133)
Contributions in investments	(700)	(4,171)
Proceeds from sale of assets	925	673
Deposits received on future sale of broadcast assets	125	–
Loans to officers and affiliates	(2,636)	(673)
Repayments of loans to officers and affiliates	332	342

Net cash flows used in investing activities..	(14,825)	(54,980)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from commercial bank financing	890,000	311,000
Repayments of notes payable, commercial bank financing and capital leases	(851,000)	(194,500)
Repurchases of Class A Common Stock	(4,396)	(46,000)
Proceeds from exercise of stock options	209	–
Deferred financing costs	(7,402)	–
Payment of equity put options premium	(7,733)	–
Dividends paid on Series D Convertible Preferred Stock	(5,175)	(5,175)
Repayments of notes and capital leases to affiliates	(2,670)	(2,876)

Net cash flows from financing activities	11,833	62,449

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,676)	(12,263)
CASH AND CASH EQUIVALENTS, beginning of period	4,091	16,408

CASH AND CASH EQUIVALENTS, end of period	$1,415	$4,145

The accompanying notes are an integral part of these unaudited consolidated statements.

SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Sinclair Broadcast Group, Inc. and all of its consolidated subsidiaries, which are collectively referred to hereafter as “the Company, Companies or SBG.”  The Company owns and operates or provides programming services pursuant to local marketing agreements (LMAs) to television stations throughout the United States.

Interim Financial Statements

The consolidated financial statements for the six months ended June 30, 2000 and 2001 are unaudited, but in the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations, and cash flows for these periods.

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

Impairment and Write Down of Long-Lived Assets

During the quarter ended June 30, 2001, the San Francisco office of the Company’s software development and consulting subsidiary was reorganized.  The office reduced staff from 40 people at June 30, 2000 to three people at June 30, 2001 due to a significant slow down of business activity in the San Francisco market.  In addition, the focus of the San Francisco office has shifted toward marketing an existing G1440, Inc. product.  As a result, management determined that the San Francisco office’s goodwill was permanently impaired and, as such, recorded a charge to write-off goodwill in the amount of $2.8 million during the quarter ended June 30, 2001.

Also during the quarter ended June 30, 2001, the Company wrote-off $2.8 million of fixed assets which represents the net book value of damaged, obsolete, or abandoned property.

New Accounting Pronouncements

In June 2001 the Financial Accounting Standards Board approved Statement of Financial Accounting Standard No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001.  SFAS No. 142 requires companies to cease amortizing goodwill and certain other intangible assets including broadcast licenses.  The amortization of existing goodwill will cease on December 31, 2001.  Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized.  SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value.  The adoption of SFAS No. 142 will result in the Company’s discontinuation of amortization of its goodwill; however, the Company will be required to test its goodwill for impairment under the new standard beginning in the first quarter of 2002, which could have an adverse effect on the Company’s future results of operations if an impairment occurs.  During the six months ended June 30, 2001, the Company incurred goodwill amortization expense of $36.0 million.  During the six months ended June 30, 2001, the Company incurred amortization expense related to its broadcast licenses of $10.6 million.

Reclassifications

Certain reclassifications have been made to the prior years' financial statements to conform with the current year presentation.

2.          CONTINGENCIES AND OTHER COMMITMENTS:

Lawsuits and claims are filed against the Company from time to time in the ordinary course of business.  These actions are in various preliminary stages, and no judgments or decisions have been rendered by hearing boards or courts.  Management, after reviewing developments to date with legal counsel, is of the opinion that the outcome of such matters will not have a material adverse effect on the Company’s financial position or results of operations or cash flows.

3.          SUPPLEMENTAL CASH FLOW INFORMATION (in thousands):

During the six months ended June 30, 2001 and 2000, the Company’s supplemental cash flow information was as follows:

	Six Months Ended June 30,

	2001	2000

Interest payments	$68,544	$76,082

Subsidiary trust minority interest payments	$11,625	$11,625

Income taxes paid from continuing operations	$3,101	$3,066

Income taxes paid related to sale of discontinued operations, net of refunds received	$34,805	$99,007

Income tax refunds received from continuing operations	$295	$869

4.          EARNINGS PER SHARE:

Basic and diluted earnings per share and related computations are as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Weighted-average number of common shares	84,312	92,492	84,435	92,651
Diluted effect of outstanding stock options	1	–	3	–
Diluted effect of conversion of preferred shares	–	–	–	–

Diluted weighted-average number of common and common equivalent shares outstanding	84,313	92,492	84,438	92,651

Net loss from continuing operations	$(13,022)	$(1,253)	$(49,635)	$(3,876)

Net income from discontinued operations	$–	$2,462	$–	$3,265

Extraordinary item	$(4,698)	$–	$(4,698)	$–

Net income (loss)	$(17,720)	$1,209	$(54,333)	$(611)

Preferred stock dividends	(2,587)	(2,587)	(5,175)	(5,175)

Net loss available to common stockholders	$(20,307)	$(1,378)	$(59,508)	$(5,786)

BASIC EARNINGS PER SHARE:

Net loss per common share from continuing operations	$(0.19)	$(0.04)	$(0.65)	$(0.10)

Net income per share from discontinued operations	$–	$0.03	$–	$0.04

Loss per share from extraordinary item	$(0.06)	$–	$(0.06)	$–

Net loss per common share	$(0.24)	$(0.01)	$(0.70)	$(0.06)

DILUTED EARNINGS PER SHARE:

Net loss per common share from continuing operations	$(0.19)	$(0.04)	$(0.65)	$(0.10)

Net income per share from discontinued operations	$–	$0.03	$–	$0.04

Loss per share from extraordinary item	$(0.06)	$–	$(0.06)	$–

Net loss per common share	$(0.24)	$(0.01)	$(0.70)	$(0.06)

5.          DERIVATIVE INSTRUMENTS:

The Company  enters into  derivative  instruments  primarily  for the purpose of reducing the impact of changing  interest  rates on its floating  rate debt and to reduce the impact of changing fair market values on its fixed rate debt.

Statement of Financial Accounting Standard No. 133

On January 1, 2001, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities –Deferral of the Effective Date of FASB Statement No. 133 and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133. SFAS No. 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. Statement No. 133 requires that changes in the derivative instrument’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative instrument’s gains and losses to offset related results on the hedged item in the income statement, to the extent effective, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 had the following impact on the Company’s financial statements.

The Company’s existing interest rate swap agreements at January 1, 2001 did not qualify for special hedge accounting treatment under SFAS No. 133. As a result, both of the Company’s interest rate swap agreements were reflected as liabilities on January 1, 2001 at their fair market value of $7.1 million in the aggregate, including $1.0 million of bond discount related to the transition adjustment to record the Company’s fixed-to-floating rate derivative instrument.  The bond discount resulting from the implementation of SFAS No. 133 is being amortized to interest expense through December 15, 2007, the termination date of the swap agreement.  The floating-to-fixed rate derivative instrument was recorded at its fair value of $6.1 million on December 29, 2000 as a result of an amendment.  Therefore, there was no transition adjustment on January 1, 2001 related to this instrument as there was no change in its fair value.

SFAS No. 133 required deferred gains and losses on previously terminated floating-to-fixed rate hedges to be presented as other comprehensive income or loss on the balance sheet.  As a result, on January 1, 2001, the Company reclassified the $2.6 million net balance of deferred losses to accumulated other comprehensive loss, net of a deferred tax benefit of $1.7 million and is amortizing this balance to interest expense over the original terms of the previously terminated and modified swap agreements, which expire from July 9, 2001 to June 3, 2004.  The Company anticipates that approximately $0.3 million will be amortized from accumulated other comprehensive loss to interest expense during the remaining six months of 2001.

Interest Rate Derivative Instruments

As of June 30, 2001, the Company held three derivative instruments:

•	An interest rate swap agreement with a notional amount of $575 million which expires on June 3, 2004. The swap agreement requires the Company to pay a fixed rate which is set in the range of 6% to 6.55% and receive a floating rate based on the three month London Interbank Offered Rate (“LIBOR”) (measurement and settlement is performed quarterly). This swap agreement is reflected as a derivative obligation based on its fair value of $18 million as a component of other long-term liabilities in the accompanying consolidated balance sheet as of June 30, 2001. This swap agreement does not qualify for hedge accounting treatment under SFAS 133; therefore, changes in its fair market value are reflected currently in earnings as gain (loss) on derivative instruments.

•	In June 2001, the Company entered into an interest rate swap agreement with a notional amount of $250 million which expires on December 15, 2007 in which the Company receives a fixed rate of 8.75% and pays a floating rate based on LIBOR (measurement and settlement is performed quarterly). This swap is accounted for as a hedge of the Company’s 8.75% debenture in accordance with SFAS 133 whereby changes in the fair market value of the swap are reflected as adjustments to the carrying amount of the debenture. The swap is reflected in the accompanying balance sheet as a derivative liability and as a discount on the 8.75% debenture based on its fair value of $2.8 million.

•	In June 2001, the Company entered into an interest rate swap agreement with a notional amount of $200 million which expires on July 15th, 2007 in which the Company receives a fixed rate of 9% and pays a floating rate based on LIBOR (measurement and settlement is performed quarterly). This swap is accounted for as a hedge of the Company’s 9% debenture in accordance with SFAS 133 whereby changes in the fair market value of the swap are reflected as adjustments to the carrying amount of the debenture. This swap is reflected in the accompanying balance sheet as a derivative liability and as a discount on the 9% debenture based on its fair value of $2.2 million.

During the three months ended June 30, 2001, the Company terminated an interest rate swap with a notional amount of $250 million and recognized a mark-to-market loss of $0.8 million which is reflected in the accompanying statement of operations as gain (loss) on derivative instruments.

The counterparties to these agreements are international financial institutions. The Company estimates the net fair value of these instruments at June 30, 2001 to be a liability of $23 million.  The fair value of the interest rate swap agreements is estimated by obtaining quotations from the financial institutions which are a party to the Company’s derivative contracts (the “Banks”). The fair value is an estimate of the net amount that the Company would pay on June 30, 2001 if the contracts were transferred to other parties or cancelled by the Company.

Equity Put Option Derivative Instrument

The Company held a put option derivative which provided for settlement of 2.7 million options of the Company’s class A common stock on July 2, 2001. The contract terms required the Company to make a settlement payment to the counterparties to this contract (payable in either cash or shares of the Company’s class A common stock) in an amount that is approximately equal to the put strike price of $28.931 minus the price of the Company’s class A common stock as of the termination date. This payment was limited by a strike price differential of $26.038 resulting in a maximum settlement of $2.893 per option. If the put strike price was less than the price of the Company’s class A common stock as of the termination date, the Company would not be obligated to make a settlement payment.

The equity put option agreement included a provision whereby it would become immediately exercisable if the closing price of the Company’s class A common stock was less than $6.45 for five consecutive days. On April 10, 2001, this option became exercisable and, as a result, the contract was settled for $7.7 million in cash on April 16, 2001.

6.  NOTES PAYABLE:

Amendment and Restatement to the 1998 Bank Credit Agreement

On May 16, 2001, the Company closed on an amendment and restatement of the 1998 Bank Credit Agreement (the “Amended and Restated Bank Credit Agreement”) allowing it more operating capacity and liquidity.  The Amended and Restated Bank Credit Agreement reduced the aggregate borrowing permitted capacity from a $1.6 billion facility to a $1.1 billion facility.  The Amended and Restated Bank Credit Agreement consists of a $600 million Revolving Credit Facility maturing on September 15, 2005 and a $500 million Incremental Term Loan Facility repayable in consecutive quarterly installments amortizing 1% per year commencing March 31, 2003 and continuing through its maturity on September 30, 2009.

The applicable interest rate on the Revolving Credit Facility is either LIBOR plus 1.25% to 3.00% or the alternative base rate plus zero to 1.75% adjusted quarterly based on the ratio of total debt to four quarters’ trailing earnings before interest, taxes, depreciation and amortization, as adjusted in accordance with the 1998 Bank Credit Agreement.  The applicable interest rate on the Incremental Term Loan Facility is LIBOR plus 3.50% or the alternative base rate plus 2.25% through maturity.  At June 30, 2001, the interest rate on our  Revolving Credit Facility and Incremental Term Loan Facility was LIBOR plus 3.00% and LIBOR plus 3.50%, respectively.

As a result of amending the Company’s 1998 Bank Credit Agreement, the Company incurred debt acquisition costs of $8.5 million and recognized an extraordinary loss of $4.7 million net of a tax benefit of $2.6 million.  The extraordinary loss represents the write-off of debt acquisition costs associated with indebtedness replaced by the new facility. This results from recording the new facility at its fair market value less the carrying amount of the indebtedness replaced by the new facility.

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following information should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this Quarterly Report and the audited financial statements and Management’s Discussion and Analysis contained in the Company’s Form 10-K for the fiscal year ended December 31, 2000.

This report includes or incorporates forward-looking statements.  We have based these forward-looking statements on our current expectations and projections about future events.  These forward-looking statements are subject to risks, uncertainties and assumptions about us, including, among other things:

•	the impact of changes in national and regional economies,
•	our ability to service our outstanding debt,
•	pricing fluctuations in local and national advertising,
•	changes in the makeup of the population in the areas where our stations are located,
•	the activities of our competitors,
•	the popularity of our programming, and
•	the effects of governmental regulation of broadcasting.

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

The following table sets forth certain operating data for the three months and six months ended June 30, 2001 and 2000:

OPERATING DATA (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000

Net broadcast revenues (a)	$75,640	$192,736	$325,349	$353,538
Barter revenues	15,096	14,871	28,768	29,917
Software development and consulting revenues	1,852	153	4,035	732

Total revenues	192,588	207,760	358,152	384,187

Operating costs (b)	82,192	84,192	161,996	162,785
Expenses from barter arrangements	13,400	13,517	25,526	26,955
Depreciation, amortization and stock-based compensation (c)	67,218	61,659	131,914	122,862
Impairment and write down for long-lived assets	5,590	–	5,590	–
Restructuring charge	–	–	2,423	–
Clumulative adjustment for change in assets held for sale	–	–	–	619

Operating income	24,188	48,392	30,703	70,966
Interest expense	(35,563)	(37,978)	(69,475)	(74,850)
Subsidiary trust minority interest expense (d)	(5,812)	(5,812)	(11,625)	(11,625)
Interest and other income	824	1,067	1,694	1,484
Gain on sale of assets	446	–	446	–
Income (loss) from equity investments	86	(1,317)	18	(1,852)
Unrealized gain (loss) on derivative instrument	(452)	(695)	(9,800)	4

Net income (loss) before income taxes	(16,283)	3,657	(58,039)	(15,873)
Income tax (provision) benefit	3,261	(4,910)	8,404	11,997

Net loss from continuing operations before extraordinary item	(13,022)	(1,253)	(49,635)	(3,876)
Net income from discontinued operations, net of taxes	–	2,462	–	3,265
Extraordinary item	(4,698)	–	(4,698)	–

Net income (loss)	$(17,720)	$1,209	$(54,333)	$(611)

Net loss available to common stockholders	$(20,307)	$(1,378)	$(59,508)	$(5,786)

OTHER DATA:
Broadcast Cash Flow (e)	$75,020	$92,654	$129,043	158,248
Broadcast Cash Flow Margin (f)	42.7%	48.1%	39.7%	44.8%
Adjusted EBITDA (g)	$69,966	$86,303	$119,134	$146,053
Adjusted EBITDA margin (f)	39.8%	44.8%	36.6%	41.3%
After tax cash flow (h)	$41,257	$45,803	$53,418	$60,864
Program contract payments	27,136	24,735	51,982	49,410
Corporate expense	5,054	6,351	9,909	12,195
Capital expenditures	5,916	8,656	12,690	15,034
Cash flows from (used in) operating ctivities	24,423	1,500	316	(19,732)
Cash flows used in investing activities	(6,342)	(44,417)	(14,825)	(54,980)
Cash flows (used in) from financing activities	(20,362)	38,497	11,833	62,449

(a)	“Net broadcast revenues” are defined as broadcast revenues net of agency commissions.

(b)	Operating costs include program and production expenses and selling, general and administrative expenses.

(c)	Depreciation, amortization and stock-based compensation includes amortization of program contract costs and net realizable value adjustments, depreciation and amortization of property and equipment, stock-based compensation and amortization of acquired intangible broadcast assets and other assets including amortization of deferred financing costs.

(d)	Subsidiary trust minority interest expense represents the distributions on the HYTOPS.

(e)	“Broadcast cash flow” (BCF) is defined as operating income plus corporate expenses, selling, general and administrative expenses related to software development and consulting operations, stock-based compensation, depreciation and amortization (including film amortization and amortization of deferred compensation), restructuring charge, impairment and write down for long-lived assets, cumulative adjustment for change in assets held for sale, less other revenue and cash payments for program rights. Cash program payments represent cash payments made for current programs payable and do not necessarily correspond to program usage. We have presented BCF data, which we believe is comparable to the data provided by other companies in the industry, because such data are commonly used as a measure of performance for broadcast companies; however, there can be no assurance that it is comparable. However, BCF does not purport to represent cash provided by operating activities as reflected in our consolidated statements of cash flows and is not a measure of financial performance under generally accepted accounting principles. In addition, BCF should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. Management believes the presentation of BCF is relevant and useful because 1) it is a measurement utilized by lenders to measure our ability to service our debt, 2) it is a measurement utilized by industry analysts to determine a private market value of our television stations and 3) it is a measurement industry analysts utilize when determining our operating performance.

(f)	“Broadcast cash flow margin” is defined as broadcast cash flow divided by net broadcast revenues. “Adjusted EBITDA margin” is defined as Adjusted EBITDA divided by net broadcast revenues.

(g)	“Adjusted EBITDA” is defined as broadcast cash flow less corporate expenses and is a commonly used measure of performance for broadcast companies. We have presented Adjusted EBITDA data, which we believe is comparable to the data provided by other companies in the industry, because such data are commonly used as a measure of performance for broadcast companies; however, there can be no assurances that it is comparable. Adjusted EBITDA does not purport to represent cash provided by operating activities as reflected in our consolidated statements of cash flows and is not a measure of financial performance under generally accepted accounting principles. In addition, Adjusted EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. Management believes the presentation of Adjusted EBITDA is relevant and useful because 1) it is a measurement utilized by lenders to measure our ability to service our debt, 2) it is a measurement utilized by industry analysts to determine a private market value of our television stations and 3) it is a measurement industry analysts utilize when determining our operating performance.

(h)	“After tax cash flow” (ATCF) is defined as net income (loss) available to common shareholders, plus extraordinary items (before the effect of related tax benefits) plus depreciation and amortization (excluding film amortization), stock-based compensation, restructuring charge, impairment and write down for long-lived assets, the cumulative adjustment for change in assets held for sale, the loss of equity investments (or minus the gain), loss on derivative instruments (or minus the gain), the deferred tax provision related to operations or minus the deferred tax benefit, and minus the gain on sale of assets and deferred NOL carry backs. We have presented ATCF data, which we believe is comparable to the data provided by other companies in the industry, because such data are commonly used as a measure of performance for broadcast companies; however, there can be no assurances that it is comparable. ATCF is presented here not as a measure of operating results and does not purport to represent cash provided by operating activities. ATCF should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. Management believes the presentation of ATCF is relevant and useful because ATCF is a measurement utilized by industry analysts to determine a public market value of our television stations and ATCF is a measurement analysts utilize when determining our operating performance.

Result of Operations

Three Months and Six Months Ended June 30, 2001 and 2000

Net broadcast revenues decreased to $175.6 million for the three months ended June 30, 2001 from $192.7 million for the three months ended June 30, 2000, or 8.9%.  Net broadcast revenues decreased to $325.3 million for the six months ended June 30, 2001 from $353.5 million for the six months ended June 30, 2000, or 8.0%.  The decrease in net broadcast revenues for the three months ended June 30, 2001, as compared to the three months ended June 30, 2000, was comprised of a decrease of $18.4 million, or 9.6% on a same station basis, offset by an increase of $1.3 million related to television broadcast assets acquired during 2000 (the “2000 Acquisitions”).  The decrease in net broadcast revenues for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000 comprised of a decrease of $34.3 million on a same station basis, or 9.7%, offset by an increase of $6.1 million related to the 2000 Acquisitions.  On a same station basis for the three months ended June 30, 2001, national revenues decreased $14.5 million representing a 16.8% decrease over the same prior year period.  On a same station basis, for the six months ended June 30, 2001, national revenues decreased $28.5 million, representing an 18.0% decrease over the same prior year’s period.  National revenue decreased due to a soft advertising market during the three and six months ended June 30, 2001 combined with our strategic focus on local revenue growth.  Local revenue decreased on a same station basis by $4.4 million for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000 or 4.4%.  Local revenue decreased on a same station basis by $7.0 million for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000 or 3.9%.  The decrease in local revenue during the three and six months ended June 30, 2001 was primarily due to the soft advertising market.

Operating costs decreased to $82.2 million for the three months ended June 30, 2001 from $84.2 million for the three months ended June 30, 2000, or 2.4%.  Operating costs decreased to $162.0 million for the six months ended June 30, 2001 from $162.8 million for the six months ended June 30, 2000, or 0.5%.  The decrease in expenses for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000 comprised of a decrease of $2.2 million on a same station basis and a decrease in corporate overhead of $1.3 million offset by an increase of $0.8 million related to selling, general and administrative expenses incurred by G1440, Inc., our software development and consulting company, and an increase of $0.7 million related to the 2000 Acquisitions.  The decrease in expenses for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000 comprised of $3.5 million related to the 2000 Acquisitions, $2.8 million related to selling, general and administrative expenses incurred by G1440, Inc., offset by a decrease of $2.3 million in corporate expenses and $4.8 million related to a decrease in operating costs on a same station basis, or 3.3%.

Depreciation and amortization increased $5.5 million to $67.2 million for the three months ended June 30, 2001 from $61.7 million for the three months June 30, 2000.  Depreciation and amortization increased $9.0 million to $131.9 for the six months ended June 30, 2001 from $122.9 million for the six months ended June 30, 2000.  The increase in depreciation and amortization for the three and six months ended June 30, 2001 as compared to the three and six months ended June 30, 2000 was related to property additions associated with the 2000 Acquisitions and program contract additions related to our investment to upgrade our programming.

During the three months ended June 30, 2001, the San Francisco office of our software development and consulting subsidiary was reorganized.  The office reduced staff from 40 people at June 30, 2000 to three people at June 30, 2001 due to a significant slow down of business activity in the San Francisco market.  In addition, the focus of the San Francisco office has shifted toward marketing an existing G1440, Inc. product.  As a result, management determined that the San Francisco office’s goodwill was permanently impaired and, as such, recorded a charge to write-off goodwill in the amount of $2.8 million during the three months ended June 30, 2001.  Also during the three months ended June 30, 2001, we wrote-off $2.8 million of fixed assets which represents the net book value of damaged, obsolete, or abandoned property.

In June 2001 the Financial Accounting Standards Board approved Statement of Financial Accounting Standard No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001.  SFAS No. 142 requires companies to cease amortizing goodwill and certain other intangible assets including broadcast licenses.  The amortization of existing goodwill will cease on December 31, 2001.  Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized.  SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value.  The adoption of SFAS No. 142 will result in our discontinuation of amortization of goodwill; however, we will be required to test goodwill for impairment under the new standard beginning in the first quarter of 2002, which could have an adverse effect on our future results of operations if an impairment occurs.  During the six months ended June 30, 2001, we incurred goodwill amortization expense of $36.0 million.  During the six months ended June 30, 2001, we incurred amortization expense related to our broadcast licenses of $10.6 million.

Operating income decreased $24.2 million to $24.2 million for the three months ended June 30, 2001 from $48.4 million for the three months ended June 30, 2000, or 50%.  The net decrease in operating income for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000 was primarily attributable to a decrease in net broadcast revenues, an increase in depreciation and amortization, and an impairment and write down of long-lived assets of $5.6 million, offset by a decrease in operating expenses.

Operating income decreased $40.3 million to $30.7 million for the six months ended June 30, 2001 from $71.0 million for the six months ended June 30, 2000, or 56.8%.  The net decrease in operating income for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000 was primarily attributable to a decrease in net broadcast revenues, an increase in depreciation and amortization, a restructuring charge of $2.4 million related to a reduction in our work force of 186 employees, and an impairment and write down of long-lived assets of $5.6 million, offset by a decrease in operating expenses.

Interest expense decreased to $35.6 million for the three months ended June 30, 2001 from $38.0 million for the three months ended June 30, 2000, or 6.3%.  Interest expense decreased to $69.5 million for the six months ended June 30, 2001 from $74.9 million for the six months ended June 30, 2000, or 7.2%.  The decrease in interest expense for the three months and six months ended June 30, 2001 resulted from a reduction of indebtedness as a result of the proceeds from the sale of our radio broadcast assets during 2000 and an overall lower interest rate market environment.  See Liquidity and Capital Resources below for discussion of an amendment and restatement of our 1998 Bank Credit Facility.

Income tax benefit was $3.3 million for the three months ended June 30, 2001 compared to an income tax provision of $4.9 million for the three months ended June 30, 2000.  Income tax benefit decreased to $8.4 million for the six months ended June 30, 2001 from $12.0 million for the six months ended June 30, 2000.  Our effective tax rate decreased to a benefit of 14.5% for the six months ended June 30, 2001 from 75.6% for the six months ended June 30, 2000.  The decrease in the effective tax rate for the six months ended June 30, 2001 as compared the six months ended June 30, 2000 resulted from a decrease in the relative impact of the permanent differences between taxable income and book income projected for 2001, as compared to the relative impact of the permanent differences for 2000.

The net deferred tax liability increased to $264.9 million as of June 30, 2001 from $255.1 million at December 31, 2000.  The increase in the net deferred tax liability was primarily a result of the tax impact from temporary book-to-tax accounting differences associated with certain derivative instruments.

Net loss for the three months ended June 30, 2001 was $17.7 million or net loss of $0.24 per share compared to net income of $1.2 million or net loss of $0.01 per share for the three months ended June 30, 2000.  Net loss increased for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000 due to a decrease in net broadcast revenues, an increase in depreciation and amortization, an impairment and write down of long-lived assets, an extraordinary loss which relates to the write-off of deferred financing costs related to amending the 1998 Bank Credit Agreement (see Liquidity and Capital Resources), and a decrease in net income from discontinued operations, offset by a decrease in operating costs, a decrease in interest expense and an increase in the income tax benefit.

Net loss for the six months ended June 30, 2001 was $54.3 million or $0.70 per share compared to net loss of $0.6 million or $0.06 per share.  Net loss increased for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000 due to a decrease in net broadcast revenues, an increase in depreciation and amortization, an impairment and write down of long-lived assets, a restructuring charge related to a reduction in our workforce of 186 employees, an extraordinary loss which relates to the write-off of deferred financing costs, an increase in loss on derivatives, a decrease in the income tax benefit, and a decrease in net income from discontinued operations, offset by a decrease in operating costs and a decrease in interest expense.

Broadcast cash flow decreased to $75.0 million for the three months ended June 30, 2001 from $92.7 million for the three months ended June 30, 2000, or 19.1%.  Broadcast cash flow decreased to $129.0 million for the six months ended June 30, 2001 from $158.2 million for the six months ended June 30, 2000, or 18.5%.  The broadcast cash flow margin for the three months ended June 30, 2001 decreased to 42.7% from 48.1% for the three months ended June 30, 2000.  The broadcast cash flow margin for the six months ended June 30, 2001 decreased to 39.7% from 44.8% for the six months ended June 30, 2000.  The decreases in broadcast cash flow and margins for the three and six months ended June 30, 2001 as compared to the three and six months ended June 30, 2000 was primarily due to a decrease in net broadcast revenue and an increase in program contract payments related to our investment to upgrade programming, offset by a decrease in operating costs.

Adjusted EBITDA decreased to $70.0 million for the three months ended June 30, 2001 from $86.3 million for the three months ended June 30, 2000, or 18.9%.  Adjusted EBITDA decreased to $119.1 million for the six months ended June 30, 2001 from $146.1 million for the six months ended June 30, 2000, or 18.5%.  Adjusted EBITDA margin decreased to 39.8% for the three months ended June 30, 2001 from 44.8% for the three months ended June 30, 2000 and to 36.6% for the six months ended June 30, 2001 from 41.3% for the six months ended June 30, 2000.  The decreases in Adjusted EBITDA and margins for the three and six months ended June 30, 2001 as compared to the three and six months ended June 30, 2000 primarily resulted from the decrease in net broadcast revenue and an increase in program contract payments, offset by a decrease in operating costs.

After tax cash flow decreased to $41.3 million for the three months ended June 30, 2001 from $45.8 million for the three months ended June 30, 2000, or 9.8%.  After tax cash flow decreased to $53.4 million for the six months ended June 30, 2001 from $60.9 million for the six months ended June 30, 2000, or 12.3%.  The decrease in after tax cash flow for the three and six months ended June 30, 2001 as compared to the three and six months ended June 30, 2000 primarily resulted from a decrease in operating income offset by an increase in the current tax benefit and a decrease in interest expense.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operations and availability under the 1998 Bank Credit Agreement, as amended and restated.  As of June 30, 2001, we had $1.4 million in cash balances and working capital of approximately $87.5 million.  As of June 30, 2001, the remaining balance available under the Revolving Credit Facility was $230.0 million.  Based on pro forma trailing cash flow levels for the twelve months ended June 30, 2001, we had approximately $373.6 million available of current borrowing capacity under the Revolving Credit Facility.

On May 16, 2001, we closed on an amendment and restatement of our 1998 Bank Credit Agreement (the “Amended and Restated Bank Credit Agreement”) which allows us more operating capacity and liquidity.  The Amended and Restated Bank Credit Agreement reduces our borrowing permitted capacity from a $1.6 billion facility to a $1.1 billion facility.  The Amended and Restated Bank Credit Agreement consists of a $600 million Revolving Credit Facility maturing on September 15, 2005 and a $500 million Incremental Term Loan Facility repayable in consecutive quarterly installments amortizing 1% per year commencing March 31, 2003 and continuing through its maturity on September 30, 2009.

The applicable interest rate on the Revolving Credit Facility is either LIBOR plus 1.25% to 3.00% or the alternative base rate plus zero to 1.75% adjusted quarterly based on the ratio of total debt to four quarters’ trailing earnings before interest, taxes, depreciation and amortization, as adjusted in accordance with the 1998 Bank Credit Agreement.  The applicable interest rate on the Incremental Term Loan Facility is LIBOR plus 3.50% or the alternative base rate plus 2.25% through maturity.  At June 30, 2001, the interest rate on our  Revolving Credit Facility and Incremental Term Loan Facility was LIBOR plus 3.00% and LIBOR plus 3.50%, respectively.

Net cash flows from operating activities was $0.3 million for the six months ended June 30, 2001 as compared to net cash flows used in operating activities of $19.7 million for the six months ended June 30, 2000.  We made income tax payments of $37.6 million for the six months ended June 30, 2001 as compared to $101.2 million for the six months ended June 30, 2000, including $34.8 million and $99.0 million, respectively, for payments related to the sale of our radio broadcast assets.  We made interest payments on outstanding indebtedness and payments for subsidiary trust minority interest expense totaling $80.2 million during the six months ended June 30, 2001 as compared to $87.7 million for the six months ended June 30, 2000.  The reduction of interest payments for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000 primarily related to a reduction of indebtedness as a result of the proceeds from the sale of our radio broadcast assets during 2000 and an overall lower interest rate market environment.

Net cash flows used in investing activities decreased to $14.8 million for the six months ended June 30, 2001 from $55.0 million for the six months ended June 30, 2000. This decrease is primarily due to a decrease in payments relating to the acquisition of broadcast assets, property and equipment expenditures and equity investments.  We made payments for property and equipment of $12.7 million for the six months ended June 30, 2001.  We expect that expenditures for property and equipment will increase for the year ended December 31, 2001 over prior years as a result of a larger number of stations owned by us and for capital expenditures incurred during the ordinary course of business, including costs related to our conversion to digital television, and additional strategic station acquisitions and equity investments if suitable investments can be identified on acceptable terms.  We expect to fund such capital expenditures with cash generated from operating activities and funding from our Revolving Credit Facility.

Net cash flows from financing activities decreased to $11.8 million for the six months ended June 30, 2001 from $62.4 million for the six months ended June 30, 2000.  During the six months ended June 30, 2001, we repaid $226.0 million and $625.0 million under the 1998 Bank Credit Agreement Revolving Credit Facility and Incremental Term Loan Facility, respectively.  In addition, we utilized borrowings under the Revolving Credit Facility and the Incremental Term Loan Facility of $890.0 million during the period.  During the six months ended June 30, 2001, we had repurchases of $4.4 million of our common stock while during the same prior year period, we repurchased $53.3 million of our common stock.

Seasonality

Our results usually are subject to seasonal fluctuations, which usually cause fourth quarter broadcast operating income to be greater than first, second and third quarter broadcast operating income.  This seasonality is primarily attributable to increased expenditures by advertisers in anticipation of holiday season spending and an increase in viewership during this period.  In addition, revenues from political advertising tend to be higher in even numbered years.

Risk Factors

The following sections entitled “Programming and Affiliations” and “Local Marketing Agreements and Duopolies” represent an update to these Risk Factors as contained in our Form 10-K for the year ended December 31, 2000.

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

The Fox-affiliated stations acquired, to be acquired or being programmed by us as a result of the Sullivan Acquisition and Max Media Acquisition continue to carry Fox programming notwithstanding the fact that their affiliation agreements have expired. Fox affiliation agreements are currently in effect for only eight of our stations, which such affiliation agreements will expire on August 21, 2001 (December 31, 2001, in the case of WBFF-TV, Baltimore, MD), in part as a result of Fox having failed to exercise an option to renew the affiliation agreements for these stations for an additional five years.  While we are not currently negotiating with Fox to secure long term affiliation agreements for either the stations that do not currently have affiliation agreements or which have affiliation agreements that are scheduled to expire in 2001, we do not believe that Fox has any current plans to terminate the affiliation of any of these stations. Fox, however, has recently entered into an agreement to acquire television stations in two markets, San Antonio and Baltimore, where Sinclair owns stations currently affiliated with Fox.  Fox has entered into an agreement with a third party to swap its San Antonio station and another of its stations in exchange for a station in the Minneapolis market.

In addition, the affiliation agreements of three ABC stations (WEAR-TV, in Pensacola, Florida, WCHS-TV, in Charleston, West Virginia and WXLV-TV, in Greensboro/Winston-Salem, North Carolina) have expired. Sinclair and ABC are not currently discussing extensions of these agreements, but we do not believe ABC has any current plans to terminate the affiliation of any of these stations.

We also recently received a notice from NBC which prevents what would have otherwise been an automatic 5-year extension of the affiliation agreements for WICS/WICD (Champaign, Springfield, Illinois), which are due to expire on June 30, 2002.  NBC has offered to enter into a long-term extension of these affiliation agreements, which we are currently considering.

In July 1997, we entered into an agreement with WB (the WB Agreement), pursuant to which we agreed to affiliate certain of our stations with WB for a ten-year term expiring January 15, 2008. Under the terms of the WB Agreement, as modified by the subsequent letter agreement entered into between WB and us on May 18, 1998, WB agreed to pay us an aggregate amount of $64 million in monthly installments during the first eight years commencing on January 16, 1998 in consideration for entering into affiliation agreements with WB.

Local Marketing Agreements and Duopolies

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

In the past, a licensee could own one station and program and provide other services to another station pursuant to an LMA in the same market because LMAs were not considered attributable interests. However, under the new ownership rules, LMAs are now attributable where a licensee owns a television station and programs a television station in the same market. The new rules provide that LMAs entered into on or after November 5, 1996 have until August 5, 2001 to come into compliance with the new ownership rules, otherwise such LMAs will terminate. LMAs entered into before November 5, 1996 will be grandfathered until the conclusion of the FCC's 2004 biennial review. In certain cases, parties with grandfathered LMAs, may be able to rely on the circumstances at the time the LMA was entered into in advancing any proposal for co-ownership of the station. We currently program 26 television stations pursuant to LMAs. We have entered into agreements to acquire 16 of the stations that we program pursuant to an LMA.  Once we acquire these stations, the LMAs will terminate.  Of the remaining 10 stations, 3 of the LMAs are not subject to divestiture because they involve stations which Sinclair could own under the new duopoly rules, but either has decided not to acquire at this time or has no right to acquire, 3 LMAs were entered into before November 5, 1996, and 4 LMAs were entered into on or after November 5, 1996 (although we believe a valid position exists that one of these 4 LMAs was actually entered into prior to November 5, 1996).  Petitions for reconsideration of the new rules, including a petition submitted by us, were recently denied by the FCC in a Report and Order reaffirming the eight voices test. We filed a Petition for Review of the FCC’s order adopting the duopoly rules in the U.S. Court of Appeals for the D.C. Circuit.  On June 21, 2001, the U.S. Court of Appeals for the D.C. Circuit granted our motion for Stay of the requirement that we divest of LMAs by August 6, 2001, pending the court’s review of a FCC rule limiting the number of stations that television broadcasters can own in a market.  We will submit a written brief to the Court during the third quarter 2001 and oral arguments are scheduled for January 2002.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risk from our derivative instruments. We enter into derivative instruments primarily for the purpose of reducing the impact of changing interest rates on our floating rate debt, and to reduce the impact of changing fair market values on our fixed rate debt.

Interest Rate Derivative Instruments

One of our existing interest rate swap agreements does not qualify for special hedge accounting treatment under SFAS No. 133. As a result, this interest rate swap agreement is reflected on the balance sheet as either an asset or a liability measured at its fair value. Changes in the fair value of this interest rate swap agreement are recognized currently in earnings.  Two of our interest rate swap agreements are accounted for as fair value hedges under SFAS No. 133 whereby changes in the fair market values of the swaps are reflected as adjustments to the carrying amount of two of our debentures. Periodic settlements of these agreements are recorded as adjustments to interest expense in the relevant periods.

Interest Rate Derivative Instruments

As of June 30, 2001, we held three derivative instruments:

•	An interest rate swap agreement with a notional amount of $575 million which expires on June 3, 2004. The swap agreement requires us to pay a fixed rate which is set in the range of 6% to 6.55% and we receive a floating rate based on the three month London Interbank Offered Rate (“LIBOR”) (measurement and settlement is performed quarterly). This swap agreement is reflected as a derivative obligation based on its fair value of $18 million as a component of other long-term liabilities in the accompanying consolidated balance sheet as of June 30, 2001. This swap agreement does not qualify for hedge accounting treatment under SFAS 133; therefore, changes in its fair market value are reflected currently in earnings as gain (loss) on derivative instruments.

•	In June 2001, we entered into an interest rate swap agreement with a notional amount of $250 million which expires on December 15, 2007 in which we receive a fixed rate of 8.75% and pay a floating rate based on LIBOR (measurement and settlement is performed quarterly). This swap is accounted for as a hedge of our 8.75% debenture in accordance with SFAS 133 whereby changes in the fair market value of the swap are reflected as adjustments to the carrying amount of the debenture. The swap is reflected in the accompanying balance sheet as a derivative liability and as a discount on the 8.75% debenture based on its fair value of $2.8 million.

•	In June 2001, we entered into an interest rate swap agreement with a notional amount of $200 million which expires on July 15th, 2007 in which we receive a fixed rate of 9% and pay a floating rate based on LIBOR (measurement and settlement is performed quarterly). This swap is accounted for as a hedge of our 9% debenture in accordance with SFAS 133 whereby changes in the fair market value of the swap are reflected as adjustments to the carrying amount of the debenture. This swap is reflected in the accompanying balance sheet as a derivative liability and as a discount on the 9% debenture based on its fair value of $2.2 million.

During the three months ended June 30, 2001, we terminated an interest rate swap with a notional amount of $250 million and recognized a mark-to-market loss of $0.8 million which is reflected in the accompanying statement of operations as gain (loss) on derivative instruments.

The counterparties to these agreements are international financial institutions. We estimate the net fair value of these instruments at June 30, 2001 to be a liability of $23 million.  The fair value of the interest rate swap agreements is estimated by obtaining quotations from the financial institutions which are a party to our derivative contracts (the “Banks”). The fair value is an estimate of the net amount that we would pay on June 30, 2001 if the contracts were transferred to other parties or cancelled by us.

Equity Put Option Derivative Instrument

We held a put option derivative which provided for settlement of 2.7 million options of our class A common stock on July 2, 2001. The contract terms required us to make a settlement payment to the counterparties to this contract (payable in either cash or shares of our class A common stock) in an amount that is approximately equal to the put strike price of $28.931 minus the price of our class A common stock as of the termination date. This payment was limited by a strike price differential of $26.038 resulting in a maximum settlement of $2.893 per option. If the put strike price was less than the price of our class A common stock as of the termination date, we would not be obligated to make a settlement payment

The equity put option agreement included a provision whereby it would become immediately exercisable if our closing price was less than $6.45 for five consecutive days. On April 10, 2001, this option became exercisable and, as a result, the contract was settled for $7.7 million in cash on April 16, 2001.

PART II

ITEM 1.  LEGAL PROCEEDINGS

We filed a Petition for Review of the FCC’s order adopting the duopoly rules in the U.S. Court of Appeals for the D.C. Circuit.  On June 21, 2001, the U.S. Court of Appeals for the D.C. Circuit granted our motion for Stay of the requirement that we divest of LMAs by August 6, 2001, pending the court’s review of a FCC rule limiting the number of stations that television broadcasters can own in a market.  We will submit a written brief to the Court during the third quarter 2001 and oral arguments are scheduled for January 2002.  See Risk Factors-Local Marketing Agreements and Duopolies in Part I, Item 2 for additional information.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders of Sinclair Broadcast Group, Inc. was held on May 22, 2001. At the meeting, two items, as set forth in proxy statement dated April 16, 2001, were submitted to the stockholders for a vote:  1) the stockholders elected, for one-year terms, all persons nominated for directors as set forth in our proxy statement dated April 16, 2001; and  2) the stockholders voted to ratify the selection of Andersen LLP as our independent public accountants for the fiscal year 2001 audit. Approximately 98.70% of the eligible proxies were returned for voting. The table below sets forth the results of the voting at the annual meeting:

		For	Against or Withheld	Abstentions

(1)	Election of Directors

	David D. Smith	479,254,621	2,382,098
	Frederick G. Smith	479,255,146	2,381,573
	J. Duncan Smith	479,254,846	2,381,873
	Robert E. Smith	479,255,718	2,381,001
	Basil A. Thomas	481,212,862	423,857
	Lawrence E. McCanna	481,307,421	329,298
	Daniel C. Keith	481,213,192	423,527

(2)	Appointment of Independent Accountants	481,595,569	26,515	14,635

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits

None

b)   Reports on Form 8-K

None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on the 13th day of August 2001.

SINCLAIR BROADCAST GROUP, INC.

by:	/s/ David B. Amy

David B. Amy
Executive Vice President and
Chief Financial Officer