Form 10-Q
period 2001-09-30
SINCLAIR BROADCAST GROUP INC
filed 2001-11-14
CIK 912752

net

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number : 000-26076

SINCLAIR BROADCAST GROUP, INC.

(Exact name of Registrant as specified in its charter)

Maryland	52-1494660
(State or other jurisdiction ofIncorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes     ☒     No     ☐

As of November 9, 2001, there were 40,949,642 shares of Class A Common Stock, $.01 par value; 43,357,035 shares of Class B Common Stock, $.01 par value; and 3,450,000 shares of Series D Preferred Stock, $.01 par value, convertible into 7,561,644 shares of Class A Common Stock; of the Registrant issued and outstanding.

In addition, 2,000,000 shares of $200 million aggregate liquidation value 11 5/8% High Yield Trust Offered Preferred Securities of Sinclair Capital, a subsidiary trust of Sinclair Broadcast Group, Inc. are issued and outstanding.

SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES

Form 10-Q

For the Quarter Ended September 30, 2001

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30,	December 31,
ASSETS	2001	2000
	(Unaudited)
CURRENT ASSETS:
Cash	$6,983	$4,091
Accounts receivable, net of allowance for doubtful accounts	136,774	165,913
Current portion of program contract costs	98,353	72,841
Refundable income taxes	39,612	1,394
Prepaid expenses and other current assets	17,953	10,067
Deferred barter costs	3,925	3,472
Deferred tax assets	11,954	11,939
Total current assets	315,554	269,717

PROGRAM CONTRACT COSTS, less current portion	82,162	53,698
LOANS TO OFFICERS AND AFFILIATES	10,502	8,269
PROPERTY AND EQUIPMENT, net	282,869	280,987
OTHER ASSETS	112,133	103,863
ACQUIRED INTANGIBLE BROADCAST ASSETS, net	2,595,371	2,684,106
Total Assets	$3,398,591	$3,400,640

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,156	$6,865
Accrued liabilities	76,200	80,626
Income taxes payable	–	42,126
Notes payable, capital leases and commercial bank financing	113	100,018
Notes and capital leases payable to affiliates	6,045	5,838
Current portion of program contracts payable	123,385	110,217
Deferred barter revenues	4,274	4,296
Total current liabilities	215,173	349,986
LONG-TERM LIABILITIES:
Notes payable, capital leases and commercial bank financing	1,621,352	1,481,561
Notes and capital leases payable to affiliates	27,101	29,009
Program contracts payable, less current portion	143,438	99,146
Deferred tax liability	258,404	255,088
Other long-term liabilities	112,291	60,532
Total liabilities	2,377,759	2,275,322
EQUITY PUT OPTION	–	7,811
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES	3,916	4,977
COMPANY OBLIGATED MANDATORILY REDEEMABLE SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY KDSM SENIOR DEBENTURES	200,000	200,000
COMMITMENTS AND CONTINGENCIES STOCKHOLDERS’ EQUITY:
Series D Preferred Stock, $0.01 par value, 3,450,000 shares authorized, issued and outstanding, liquidation preference of $7,561,644	35	35
Class A Common Stock, $0.01 par value, 500,000,000 shares authorized and 40,868,905 and 39,032,277 shares issued and outstanding, respectively	409	390
Class B Common Stock, $0.01 par value, 240,000,000 shares authorized and 43,402,035 and 45,479,578 shares issued and outstanding, respectively	434	455
Additional paid-in capital	749,025	750,372
Additional paid-in capital – deferred compensation	(1,970)	(2,618)
Retained earnings	73,003	164,958
Accumulated other comprehensive loss	(4,020)	(1,062)
Total stockholders’ equity	816,916	912,530
Total Liabilities and Stockholders' Equity	$3,398,591	$3,400,640

The accompanying notes are an integral part of these unaudited consolidated statements.

SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
REVENUES:
Station broadcast revenues, net of agency commissions	$153,091	$173,984	$478,440	$527,522
Revenues realized from station barter arrangements	13,127	13,205	41,895	43,122
Software development and consulting revenues	1,361	439	5,396	1,171
Total revenues	167,579	187,628	525,731	571,815

OPERATING EXPENSES:
Program and production	35,223	37,067	110,600	114,609
Selling, general and administrative	42,904	41,075	129,523	126,318
Expenses realized from station barter arrangements	11,678	12,093	37,204	39,048
Amortization of program contract costs and net realizable value adjustments	27,254	22,015	79,745	70,501
Stock-based compensation	575	651	1,595	2,028
Depreciation of property and equipment	10,076	9,782	29,241	27,872
Amortization of acquired intangible broadcast assets, non-compete and consulting agreements and other assets	28,745	27,328	86,373	80,581
Impairment and write down of long-lived assets	–	–	5,590	–
Restructuring costs	1,069	–	3,492	–
Contract termination costs	5,135	–	5,135	–
Cumulative adjustment for change in assets held for sale	–	–	–	619
Total operating expenses	162,659	150,011	488,498	461,576
Operating income	4,920	37,617	37,233	110,239

OTHER INCOME (EXPENSE):
Interest expense, amortization of debt discount and deferred financing costs	(36,648)	(39,453)	(107,733)	(115,959)
Subsidiary trust minority interest expense	(5,813)	(5,813)	(17,438)	(17,438)
Interest income	895	654	2,105	1,908
Gain on sale of assets	–	–	446	–
Loss on derivative instruments	(12,240)	(300)	(22,040)	(296)
Loss from equity investments	(1,416)	(8,307)	(1,398)	(10,159)
Other income (loss)	536	(103)	1,021	127
Income (loss) before income tax (provision) benefit	(49,766)	(15,705)	(107,804)	(31,578)
INCOME TAX (PROVISION) BENEFIT	19,907	(4,908)	28,311	7,089
Net loss from continuing operations before extraordinary item	(29,859)	(20,613)	(79,493)	(24,489)
Net income from discontinued operations, net of related income tax provisionof $983 and $3,159, respectively	–	1,475	–	4,740
Gain on sale of broadcast assets, net of taxes of $24,862	–	37,985		37,985
Extraordinary loss on early extinguishment of debt, net of related income tax benefit of $2,553	–	–	(4,699)	–

NET INCOME (LOSS)	(29,859)	18,847	(84,192)	18,236
PREFERED STOCK DIVIDENDS	2,588	2,588	7,763	7,763
NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$(32,447)	$16,259	$(91,955)	$10,473

BASIC EARNINGS PER SHARE:
Loss per common share from continuing operations before extraordinary item	$(0.39)	$(0.26)	$(1.03)	$(0.35)
Income per share from discontinued operations	$–	$0.44	$–	$0.47
Loss per share from extraordinary item	$–	$–	$(.06)	$–
Earnings (loss) per common share	$(0.39)	$0.18	$(1.09)	$0.11
Weighted average common shares outstanding	84,247	90,358	84,371	91,869

DILUTED EARNINGS PER SHARE:
Loss per common share from continuing operations before extraordinary item	$(0.39)	$(0.26)	$(1.03)	$(0.35)
Income per share from discontinued operations	$–	$0.44	$–	$0.47
Loss per share from extraordinary item	$–	$–	$(0.06)	$–
Earnings (loss) per common share	$(0.39)	$0.18	$(1.09)	$0.11
Weighted average common and common equivalent shares outstanding	84,247	90,358	84,371	91,869

The accompanying notes are an integral part of these unaudited consolidated statements.

SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

(in thousands) (Unaudited)

					Additional
					Paid-In		Accumulated
	Series D	Class A	Class B	Additional	Capital		Other	Total
	Preferred	Common	Common	Paid-In	Deferred	Retained	Comprehensive	Stockholders’
	Stock	Stock	Stock	Capital	Compensation	Earnings	Loss	Equity
BALANCE, December 31, 2000	$35	$390	$455	$750,372	$(2,618)	$164,958	$(1,062)	$912,530
Repurchase and retirement of 618,600 shares of Class A Common Stock	–	(6)	–	(4,391)	–	–	–	(4,397)
Stock options exercised	–	1	–	570	–	–	–	571
Class B Common Stock converted into Class A Common Stock	–	21	(21)	–	–	–	–	–
Dividends paid on Series D Preferred Stock	–	–	–	–	–	(7,763)	–	(7,763)
Termination of equity put options	–	–	–	78	–	–	–	78
Class A Common Stock issued pursuant to employee benefit plans	–	3	–	2,396	–	–	–	2,399
Amortization of deferred compensation	–	–	–	–	648 –	–	–	648
Net loss	–	–	–	–	–	(84,192)	–	(84,192)
Other comprehensive loss:
Reclass of derivative instruments upon implementation of SFAS 133,net of tax benefit of $1,496	–	–	–	–	–	–	(2,777)	(2,777)
Amortization of derivative Instruments	–	–	–	–	–	–	106	106
Unrealized loss on investment, net oftax benefit of $192	–	–	–	–	–	–	(287)	(287)
Comprehensive loss	–	–	–	–	–	–	–	(87,150)
BALANCE, September 30, 2001	$35	$409	$434	$749,025	$(1,970)	$73,003	$(4,020)	$816,916

The accompanying notes are an integral part of these unaudited consolidated statements.

SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands) (Unaudited)

	Nine Months Ended
	September 30,
	2001	2000
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income (loss)	$(84,192)	$18,236
Adjustments to reconcile net loss to net cash flows from operating activities-
Amortization of debt discount	74	74
Depreciation of property and equipment	29,240	29,846
Gain on sale of broadcast assets related to discontinued operations		(62,847)
Gain on sale of property	(446)	–
Impairment and write down of long-lived assets	5,589	–
Contract termination costs	5,135	–
Unrealized loss on derivative instrument	22,040	296
Amortization of acquired intangible broadcasting assets, non-compete and consulting agreements and other assets	86,373	86,644
Amortization of program contract costs and net realizable value adjustments	79,745	70,799
Amortization of deferred financing costs	2,476	2,484
Stock-based compensation	648	857
Extraordinary loss	4,699	–
Cumulative adjustment for change in assets held for sale	–	(1,237)
Amortization of derivative instruments	510	–
Deferred tax provision (benefit) related to operations	4,959	(3,906)
Deferred tax benefit related to sale of broadcast assets from discontinued operations	–	(2,016)
Deferred tax benefit related to extraordinary loss	(15)	–
Loss from equity investments	1,398	10,159
Net effect of change in deferred barter revenues and deferred barter costs	(499)	(135)
Decrease in minority interest	(1,061)	(546)
Changes in assets and liabilities, net of effects of acquisitions and dispositions-
Decrease in accounts receivable, net	29,139	46,639
Increase in taxes receivable	(38,218)	–
Decrease in prepaid expenses and other current assets	(5,333)	3,161
Increase in other long term assets	(17,684)	–
Decrease in accounts payable and accrued liabilities	(12,034)	17,799
Increase in other long-term liabilities	43,292	3,869
Income tax payments related to the sale of broadcast assets	(34,361)	(99,857)
Payments on program contracts payable	(76,707)	(72,750)
Net cash flows from operating activities	44,767	47,569
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(22,483)	(26,640)
Payments relating to the acquisition of broadcast assets	(416)	(42,678)
Distributions from joint ventures	388	229
Contributions in investments	(1,478)	(8,393)
Proceeds from sale of assets	956	–
Proceeds from sale of broadcast assets	–	126,608
Deposits received on future sale of broadcast assets	125	–
Loans to officers and affiliates	(2,377)	(490)
Repayments of loans to officers and affiliates	144	506
Net cash flows from (used in) investing activities	(25,141)	49,142
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from commercial bank financing	937,500	468,500
Repayments of notes payable, commercial bank financing and capital leases	(923,500)	(471,750)
Repurchases of Class A Common Stock	(4,396)	(75,469)
Proceeds from exercise of stock options	571	53
Deferred financing costs	(7,452)	–
Payment of equity put options premium	(7,733)	–
Dividends paid on Series D Convertible Preferred Stock	(7,763)	(7,763)
Repayments of notes and capital leases to affiliates	(3,961)	(4,627)
Net cash flows used in financing activities	(16,734)	(91,056)
NET DECREASE IN CASH AND CASH EQUIVALENTS	2,892	5,655
CASH AND CASH EQUIVALENTS, beginning of period	4,091	16,408
CASH AND CASH EQUIVALENTS, end of period	$6,983	$22,063

The accompanying notes are an integral part of these unaudited consolidated statements.

SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Sinclair Broadcast Group, Inc. and all of its consolidated subsidiaries, which are collectively referred to hereafter as “the Company, Companies or SBG.”  The Company owns and operates, provides sales services, or provides programming services pursuant to local marketing agreements (LMAs) to television stations throughout the United States.

Interim Financial Statements

The consolidated financial statements for the nine months ended September 30, 2000 and 2001 are unaudited, but in the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations, and cash flows for these periods.

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

Restructuring Charge

During February, 2001, the Company offered a voluntary early retirement program to its eligible employees and implemented a restructuring program to reduce operating and overhead costs.  As a result, the Company reduced its staff by 186 employees and incurred a restructuring charge of $2.4 million which is included in the accompanying consolidated statement of operations.  During September 2001, our station KDNL-TV in St. Louis, Missouri discontinued programming its local news broadcast.  As a result, the Company incurred a restructuring charge of $1.1 million.  The restructuring charge relates to severance and operating contract termination costs.

Impairment and Write Down of Long-Lived Assets

During June 2001, the San Francisco office of the Company’s software development and consulting subsidiary was reorganized.  The office reduced staff from 40 people at June 30, 2000 to three people at June 30, 2001 due to a significant slow down of business activity in the San Francisco market.  In addition, the focus of the San Francisco office has shifted toward marketing an existing G1440, Inc. product.  As a result, management determined that the San Francisco office’s goodwill was permanently impaired and, as such, recorded a charge to write-off goodwill in the amount of $2.8 million during June 2001.

Also during June 2001, the Company wrote-off $2.8 million of fixed assets which represents the net book value of damaged, obsolete, or abandoned property.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board approved Statement of Financial Accounting Standard (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001.  SFAS No. 142 requires companies to cease amortizing goodwill and certain other intangible assets including broadcast licenses.  The amortization of existing goodwill and broadcast licenses will cease on December 31, 2001.  Any goodwill and broadcast licenses resulting from acquisitions completed after June 30, 2001 will not be amortized.  SFAS No. 142 also establishes a new method of testing goodwill and broadcast licenses  for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value.  The adoption of SFAS No. 142 will result in the Company’s discontinuation of amortization of its goodwill and broadcast licenses; however, the Company will be required to test its goodwill and broadcast licenses for impairment under the new standard during 2002, which could have an adverse effect on the Company’s future results of operations if an impairment occurs.  The Company is currently in the process of assessing the impact of SFAS No. 142, however the Company has not yet had sufficient time to complete such evaluation.  During the nine months ended September 30, 2001, the Company incurred goodwill amortization expense of $56.8 million.  During the nine months ended September 30, 2001, the Company incurred amortization expense related to its broadcast licenses of $15.8 million.  Amortization expense for the year 2002 was projected to be $70.7 million related to goodwill and $19.1 million related to broadcast licenses.  As a result of implementing SFAS No. 142 on January 1, 2002, the Company’s pretax net income will be higher by these amounts.

Reclassifications

Certain reclassifications have been made to the prior year’s financial statements to conform with the current year presentation.

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

3.     SUPPLEMENTAL CASH FLOW INFORMATION (in thousands):

During the nine months ended September 30, 2001 and 2000, the Company’s supplemental cash flow information was as follows:

	Nine Months Ended
	September 30,
	2001	2000
Interest payments	$103,196	$99,216
Subsidiary trust minority interest payments	$17,438	$17,438
Income taxes paid from continuing operations	$3,401	$3,710
Income taxes paid related to sale of discontinued operations, net of refunds received	$34,361	$99,857
Income tax refunds received from continuing operations	$1,229	$1,117

4.     EARNINGS PER SHARE:

Basic earnings per share ("EPS") is calculated using the weighted average number of shares outstanding during the period.  Diluted earnings per share (“Diluted EPS”) includes the potentially dilutive effect, if any, which would occur if outstanding options to purchase common stock were exercised using the treasury stock method and if written equity put options were exercised using the reverse treasury stock method. Stock options and written equity put options to exercise 0.1 million and 0.8 million incremental shares of common stock were outstanding during the quarters ended September 30, 2001 and September 30, 2000, respectively, but were not included in the computation of diluted EPS as the effect would be anti-dilutive. Additionally, stock options and written equity put options to purchase 0.3 million and 1.1 million incremental shares of common stock were outstanding during the nine months ended September 30, 2001 and September 30, 2000, respectively, but were not included in the computation of diluted EPS as the effect would be anti-dilutive.  Certain options to purchase shares of common stock were outstanding during both the three months and nine months ended September 30, 2001 but were not included in the computation of diluted EPS because the options exercise price was greater than the average market price of the common shares.

5. DERIVATIVE INSTRUMENTS:

The Company enters into derivative instruments primarily for the purpose of reducing the impact of changing interest rates on its floating rate debt and to reduce the impact of changing fair market values on its fixed rate debt.

Statement of Financial Accounting Standard No. 133

On January 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities –Deferral of the Effective Date of FASB Statement No. 133 and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133. SFAS No. 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. Statement No. 133 requires that changes in the derivative instrument’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative instrument’s gains and losses to offset related results on the hedged item in the income statement, to the extent effective, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 had the following impact on the Company’s financial statements.

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

SFAS No. 133 required deferred gains and losses on previously terminated floating-to-fixed rate hedges to be presented as other comprehensive income or loss on the balance sheet.  As a result, on January 1, 2001, the Company reclassified the $2.8 million net balance of deferred losses to accumulated other comprehensive loss, net of a deferred tax benefit of $1.5 million and is amortizing this balance to interest expense over the original terms of the previously terminated and modified swap agreements, which expire from July 9, 2001 to June 3, 2004.  The Company anticipates that approximately $0.2 million will be amortized from accumulated other comprehensive loss to interest expense during the remaining three months of 2001.

Interest Rate Derivative Instruments

As of September 30, 2001, the Company held three derivative instruments:

•         An interest rate swap agreement with a notional amount of $575 million which expires on June 3, 2004. The swap agreement requires the Company to pay a fixed rate which is set in the range of 6% to 6.55% and receive a floating rate based on the three month London Interbank Offered Rate (“LIBOR”) (measurement and settlement is performed quarterly).  This swap agreement is reflected as a derivative obligation based on its fair value of $30.3 million as a component of other long-term liabilities in the accompanying consolidated balance sheet as of September 30, 2001.  This swap agreement does not qualify for hedge accounting treatment under SFAS No. 133; therefore, changes in its fair market value are reflected currently in earnings as gain (loss) on derivative instruments.

•         In June 2001, the Company entered into an interest rate swap agreement with a notional amount of $250 million which expires on December 15, 2007 in which the Company receives a fixed rate of 8.75% and pays a floating rate based on LIBOR (measurement and settlement is performed quarterly).  This swap is accounted for as a hedge of the Company’s 8.75% debenture in accordance with SFAS No. 133 whereby changes in the fair market value of the swap are reflected as adjustments to the carrying amount of the debenture.  The swap is reflected in the accompanying balance sheet as a derivative asset and as a premium on the 8.75% debenture based on its fair value of $9.6 million.

•         In June 2001, the Company entered into an interest rate swap agreement with a notional amount of $200 million which expires on July 15th, 2007 in which the Company receives a fixed rate of 9% and pays a floating rate based on LIBOR (measurement and settlement is performed quarterly).  This swap is accounted for as a hedge of the Company’s 9% debenture in accordance with SFAS No. 133 whereby changes in the fair market value of the swap are reflected as adjustments to the carrying amount of the debenture.  This swap is reflected in the accompanying balance sheet as a derivative asset and as a premium on the 9% debenture based on its fair value of $7.3 million.

During the three months ended June 30, 2001, the Company terminated an interest rate swap with a notional amount of $250 million and recognized a mark-to-market loss of $0.8 million which is reflected in the accompanying statement of operations as gain (loss) on derivative instruments.

The counterparties to these agreements are international financial institutions. The Company estimates the net fair value of these instruments at September 30, 2001 to be a liability of $13.4 million.  The fair value of the interest rate swap agreements is estimated by obtaining quotations from the financial institutions which are a party to the Company’s derivative contracts. The fair value is an estimate of the net amount that the Company would pay on September 30, 2001 if the contracts were transferred to other parties or cancelled by the Company.

Equity Put Option Derivative Instrument

The Company held a put option derivative which provided for settlement of 2.7 million options of the Company’s class A common stock on July 2, 2001. The contract terms required the Company to make a settlement payment to the counterparties to this contract (payable in either cash or shares of the Company’s class A common stock at the Company’s option) in an amount that is approximately equal to the put strike price of $28.931 minus the price of the Company’s class A common stock as of the termination date. This payment was limited by a strike price differential of $26.038 resulting in a maximum settlement of $2.893 per option. If the put strike price was less than the price of the Company’s class A common stock as of the termination date, the Company would not be obligated to make a settlement payment.

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

6.  NOTES PAYABLE:

Amendment and Restatement to the 1998 Bank Credit Agreement

On May 16, 2001, the Company closed on an amendment and restatement of the 1998 Bank Credit Agreement (the “Amended and Restated Bank Credit Agreement”) allowing it more operating capacity and liquidity.  The Amended and Restated Bank Credit Agreement reduced the aggregate borrowing capacity from a $1.6 billion facility to a $1.1 billion facility.  The Amended and Restated Bank Credit Agreement consists of a $600 million Revolving Credit Facility and a $500 million Incremental Term Loan Facility repayable in consecutive quarterly installments amortizing 1% per year commencing March 31, 2003 and continuing through its maturity on September 30, 2009.  Availability under the Revolving Credit Facility reduces quarterly, commencing on September 30, 2003 and terminating at maturity.

The applicable interest rate on the Revolving Credit Facility is either LIBOR plus 1.25% to 3.00% or the alternative base rate plus zero to 1.75% adjusted quarterly based on the ratio of total debt to four quarters’ trailing earnings before interest, taxes, depreciation and amortization, as adjusted in accordance with the 1998 Bank Credit Agreement.  The applicable interest rate on the Incremental Term Loan Facility is LIBOR plus 3.50% or the alternative base rate plus 2.25% through maturity.  At September 30, 2001, the interest rate on our  Revolving Credit Facility and Incremental Term Loan Facility was LIBOR plus 3.00% and LIBOR plus 3.50%, respectively.

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

On October 30, 2001, the Company closed on a short-term amendment of its 1998 Bank Credit Agreement, as amended and restated in May 2001.  The amendment, which is effective through September 30, 2002, provides for relaxed leverage and interest coverage ratios and increases pricing by 50 basis points during the amendment period.  On October 1, 2002, the Company reverts back to its financial covenant and pricing levels as amended in May 2001.  As a result of the amendment, the Company’s interest rate on the Revolving Credit Facility and Incremental Term Loan Facility is LIBOR plus 3.5% and LIBOR plus 4.00%, respectively.  After November 14, 2002, the applicable interest rate on the Revolving Credit Facility is either LIBOR plus 1.25% to 3.00% or the alternative base rate plus zero to 1.75% adjusted quarterly based on the ratio of total debt to four quarters’ trailing earnings before interest, taxes, depreciation and amortization, as adjusted in accordance with the 1998 Bank Credit Agreement.  After November 14, 2002, the applicable interest rate on the Incremental Term Loan Facility is LIBOR plus 3.50% or the alternative base rate plus 2.25% through maturity.  The Company incurred $3.4 million of debt acquisition costs as a result of amending the Company’s 1998 Bank Credit Agreement.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following information should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this Quarterly Report and the audited financial statements and Management’s Discussion and Analysis contained in our Form 10-K for the fiscal year ended December 31, 2000.

This report includes or incorporates forward-looking statements.  We have based these forward-looking statements on our current expectations and projections about future events.  These forward-looking statements are subject to risks, uncertainties and assumptions about us, including, among other things:

•         the impact of changes in national and regional economies,

•         the continuing impact of the terrorist attacks,

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

The following table sets forth certain operating data for the three months and nine months ended September 30, 2001 and 2000:

OPERATING DATA (dollars in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2001	2000	2001	2000
Net broadcast revenues (a)	$153,091	$173,984	$478,440	$527,522
Barter revenues	13,127	13,205	41,895	43,122
Software development and consulting revenues	1,361	439	5,396	1,171
Total revenues	167,579	187,628	525,731	571,815

Operating costs (b)	78,127	78,142	240,123	240,927
Expenses from barter arrangements	11,678	12,093	37,204	39,048
Depreciation, amortization and stock-based compensation (c)	66,650	59,776	196,954	180,982
Impairment and write down of long-lived assets	–	–	5,590	–
Restructuring charge	1,069	–	3,492	–
Contract termination costs	5,135	–	5,135	–
Cumulative adjustment for change in assets held for sale	–	–	–	619
Operating income	4,920	37,617	37,233	110,239
Interest expense	(36,648)	(39,453)	(107,733)	(115,959)
Subsidiary trust minority interest expense (d)	(5,813)	(5,813)	(17,438)	(17,438)
Interest and other income	1,431	551	3,126	2,035
Gain on sale of assets	–	–	446	–
Loss from equity investments	(1,416)	(8,307)	(1,398)	(10,159)
Unrealized loss on derivative instrument	(12,240)	(300)	(22,040)	(296)
Net loss before income taxes	(49,766)	(15,705)	(107,804)	(31,578)
Income tax (provision) benefit	19,907	(4,908)	28,311	7,089
Net loss from continuing operations before extraordinary item	(29,859)	(20,613)	(79,493)	(24,489)
Net income from discontinued operations, net of taxes	–	1,475	–	4,740
Gain on sale of discontinued operations	–	37,985	–	37,985
Extraordinary item	–	–	(4,699)	–
Net income (loss)	$(29,859)	$18,847	$(84,192)	$18,236
Net income (loss) available to common stockholders	$(32,447)	$16,259	$(91,955)	$10,473

OTHER DATA:
Broadcast cash flow (e)	$58,374	$79,502	$187,417	$237,750
Broadcast cash flow margin (f)	38.1%	45.7%	39.2%	45.1%
Adjusted EBITDA (g)	$53,567	$74,785	$172,701	$220,838
Adjusted EBITDA margin (f)	35.0%	43.0%	36.1%	41.9%
After tax cash flow (h)	$21,179	$37,017	$74,598	$97,881
Program contract payments	24,726	23,340	76,708	72,750
Corporate expense	4,807	4,717	14,716	16,912
Capital expenditures	9,793	11,606	22,483	26,640
Cash flows from operating activities	44,451	67,301	44,767	47,569
Cash flows from (used in) investing activities	(10,316)	104,122	(25,141)	49,142
Cash flows (used in) financing activities	(28,567)	(153,505)	(16,734)	(91,056)

(a)     “Net broadcast revenues” are defined as broadcast revenues net of agency commissions.

(b)     Operating costs include program and production expenses and selling, general and administrative expenses.

(c)     Depreciation, amortization and stock-based compensation includes amortization of program contract costs and net realizable value adjustments, depreciation and amortization of property and equipment, stock-based compensation and amortization of acquired intangible broadcast assets and other assets.

(d)     Subsidiary trust minority interest expense represents the distributions on the HYTOPS.

(e)     “Broadcast cash flow” (BCF) is defined as operating income plus corporate expenses, selling, general and administrative expenses related to software development and consulting operations, stock-based compensation, depreciation and amortization (including film amortization, and amortization of deferred compensation), restructuring charge, contract termination costs, impairment and write down for long-lived assets, cumulative adjustment for change in assets held for sale, less other revenue and cash payments for program rights.  Cash program payments represent cash payments made for current programs payable and do not necessarily correspond to program usage.  We have presented BCF data, which we believe is comparable to the data provided by other companies in the industry, because such data are commonly used as a measure of performance for broadcast companies; however, there can be no assurance that it is comparable.  However, BCF does not purport to represent cash provided by operating activities as reflected in our consolidated statements of cash flows and is not a measure of financial performance under generally accepted accounting principles.  In addition, BCF should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.  Management believes the presentation of BCF is relevant and useful because  1) it is a measurement utilized by lenders to measure our ability to service our debt, 2) it is a measurement utilized by industry analysts to determine a private market value of our television stations and 3) it is a measurement industry analysts utilize when determining our operating performance.

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

(h)     “After tax cash flow” (ATCF) is defined as net income (loss) available to common shareholders, plus extraordinary items (before the effect of related tax benefits) plus depreciation and amortization (excluding film amortization), stock-based compensation, amortization of deferred financing costs, restructuring charge, contract termination costs, impairment and write down of long-lived assets, the cumulative adjustment for change in assets held for sale, the loss of equity investments (or minus the gain), loss on derivative instruments (or minus the gain), the deferred tax provision related to operations or minus the deferred tax benefit, and minus the gain on sale of assets and deferred NOL carrybacks.  We have presented ATCF data, which we believe is comparable to the data provided by other companies in the industry, because such data are commonly used as a measure of performance for broadcast companies; however, there can be no assurances that it is comparable.  ATCF is presented here not as a measure of operating results and does not purport to represent cash provided by operating activities.  ATCF should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.  Management believes the presentation of ATCF is relevant and useful because ATCF is a measurement utilized by industry analysts to determine a public market value of our television stations and ATCF is a measurement analysts utilize when determining our operating performance.

Result of Operations

Three Months Ended September 30, 2001 and 2000

Net loss available to stockholders for the three months ended September 30, 2001 was $32.4 million or net loss of $0.39 per share compared to net income of $16.3 million or earnings of $0.18 per share for the three months ended September 30, 2000.

Net broadcast revenues decreased to $153.1 million for the three months ended September 30, 2001 from $174.0 million for the three months ended September 30, 2000, or 12.0%. The decrease in net broadcast revenues for the three months ended September 30, 2001, as compared to the three months ended September 30, 2000, was comprised of a decrease of $22.2 million, or 12.7% on a same station basis, offset by an increase of $1.3 million related to television broadcast assets acquired during 2000 (the “2000 Acquisitions”). During the three months ended September 30, 2001, national revenues declined to $62.1 million, or 21.4%, from $79.0 million during the same period last year.  National political revenues declined $4.1 million, or 97.3%, representing 4.3% of the decrease in total national revenues. During the three months ended September 30, 2001, local revenues declined to $82.0 million, or 8.3%, from $89.4 million during the same period last year.  Local political revenues declined $0.8 million, or 80.2%, representing 0.8% of the decrease in total local revenues.  The decrease in political revenues was primarily the result of the Presidential election and numerous local elections during the 2000 period.

National and local revenues, excluding political revenues, continued to decline when compared to the same quarter of the prior year for five and four consecutive quarters, respectively.  National revenues, excluding political revenues decline of $4.1 million, declined to $62.0 million, or 17.1%, during the three months ended September 30, 2001 from $74.8 million during the same period last year. Local revenues, excluding political revenues, declined to $81.8 million, or 7.5%, during the three months ended September 30, 2001 from $88.3 million during the same period last year. On a same station basis for the three months ended September 30, 2001, national and local revenues decreased $16.6 million and $7.4 million, respectively, representing a 21.2% and 8.4% decrease over the same prior year period, respectively.  The decrease in national and local revenues was primarily due to a soft advertising market resulting from a weak economy as well as increasing competition from other forms of advertising-based mediums, particularly network, cable television, direct satellite television, and internet that have a direct impact on the distribution of advertising dollars in our markets.  In addition, the events of September 11, 2001 had a direct impact on the revenues of media related businesses.  The impact of the terrorist attacks to us due to pre-emptions and cancelled advertisements was estimated to be a $5.4 million revenue loss in the third quarter.

The software development and consulting revenues increased to $1.4 million for the three months ended September 30, 2001 from $0.4 million for the three months ended September 30, 2000 or 250.0%.  The increase was comprised of a general increase in sales of $0.6 million and an increase in sales of $0.4 million due to the 2000 acquisition of a software design company.

Operating costs were $78.1 million for the three months ended September 30, 2001 compared to $78.1 million for the three months ended September 30, 2000, basically unchanged.  Operating expenses for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000 decreased $1.5 million on a same station basis, offset by and increase of $0.7 million due to 2000 acquisitions, an increase of $0.7 million from our software development company, and an increase of $0.1 million in corporate selling, general and administrative costs.

Depreciation and amortization increased $6.7 million to $66.7 million for the three months ended September 30, 2001 from $60.0 million for the three months September 30, 2000.  The increase in depreciation and amortization for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000 was related to property additions associated with the 2000 Acquisitions and program contract additions related to our investment in programming.

At the end of the quarter ended September 30, 2001, our station KDNL-TV in St. Louis, Missouri discontinued programming the local news.  As a result, the station incurred a restructuring charge of $1.1 million.  The restructuring charge relates to severance and operating contract termination costs.

Operating income decreased $32.7 million to $4.9 million for the three months ended September 30, 2001 from $37.6 million for the three months ended September 30, 2000, or 87.0%.  The net decrease in operating income for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000 was primarily attributable to a decrease in net broadcast revenues, an increase in depreciation and amortization, a restructuring charge related to discontinuation of the news at one of our stations, non-cash contract termination costs associated with changing our national representation firm, and an increase in selling, general and administrative costs.

Interest expense decreased to $36.6 million for the three months ended September 30, 2001 from $39.5 million for the three months ended September 30, 2000, or 7.3%.  The decrease in interest expense for the three months ended September 30, 2001 resulted from a reduction of indebtedness as a result of the proceeds from the sale of our radio broadcast assets during 2000 and an overall lower interest rate market environment.  See Liquidity and Capital Resources below for discussion of an amendment and restatement of our 1998 Bank Credit Facility.

Our income tax benefit was $19.9 million for the three months ended September 30, 2001 compared to an income tax provision of $4.9 million for the three months ended September 30, 2000.  Our effective tax rate decreased to a benefit of 40.0% for the three months ended September 30, 2001 from a provision of 31.3% for the three months ended September 30, 2000.  The decrease in the effective tax rate results from the use of different intraperiod tax allocations for the three months ended September 30, 2000 versus September 30, 2001 in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”.

Broadcast cash flow decreased to $58.4 million for the three months ended September 30, 2001 from $79.5 million for the three months ended September 30, 2000, or 27.0%.  The broadcast cash flow margin for the three months ended September 30, 2001 decreased to 38.1% from 45.7% for the three months ended September 30, 2000.  The decreases in broadcast cash flow and margins for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000 was primarily due to a decrease in net broadcast revenue and an increase in program contract payments related to our investment in programming, offset by a slight decrease in operating costs.

Adjusted EBITDA decreased to $53.6 million for the three months ended September 30, 2001 from $74.8 million for the three months ended September 30, 2000, or 28.3%.  Adjusted EBITDA margin decreased to 35.0% for the three months ended September 30, 2001 from 43.0% for the three months ended September 30, 2000.  The decreases in Adjusted EBITDA and margins for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000 primarily resulted from the decrease in net broadcast revenue and an increase in program contract payments, offset by a slight decrease in operating costs.

After tax cash flow decreased to $21.2 million for the three months ended September 30, 2001 from $37.0 million for the three months ended September 30, 2000, or 42.7%.  The decrease in after tax cash flow for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000 primarily resulted from a decrease in operating income offset by an increase in the current tax benefit and a decrease in interest expense.

Nine Months Ended September 30, 2001 and 2000

Net loss available to common stockholders for the nine months ended September 30, 2001 was $92.0 million or $1.09 per share compared to net income available to common stockholders of $10.5 million or $0.11 per share for the nine months ended September 30, 2000.

Net broadcast revenues decreased to $478.4 million for the nine months ended September 30, 2001 from $527.5 million for the nine months ended September 30, 2000, or 9.3%. The decrease in net broadcast revenues for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000 was comprised of a decrease of $56.4 million, or 10.7% on a same station basis, offset by an increase of $8.2 million related to the 2000 Acquisitions. During the nine months ended September 30, 2001, national revenues declined to $194.3 million, or 19.3%, from $240.8 million during the same period last year.  National political revenues declined $7.3 million, or 92.4%, representing 2.5% of the decrease in total national revenues. During the nine months ended September 30, 2001, local revenues declined to $260.0 million, or 5.3%, from $274.2 million during the same period last year.  Local political revenues declined $1.5 million, or 79.8%, representing 0.5% of the decrease in total local revenues.  The decrease in political revenues was primarily the result of the Presidential election and numerous local elections during the 2000 period.

National and local revenues, excluding political revenues, continued to decline when compared to the same quarter of the prior year for five and four consecutive quarters, respectively.  National revenues, excluding $4.1 million of political revenues, declined to $193.7 million, or 16.8%, during the nine months ended September 30, 2001 from $232.9 million during the same period last year. Local revenues, excluding political revenues, declined to $259.4 million, or 4.8%, during the nine months ended September 30, 2001 from $272.3 million during the same period last year. On a same station basis for the nine months ended September 30, 2001, national and local revenues decreased $45.0 million and $14.4 million, respectively, representing a 19.1% and 5.3% decrease over the same prior year period, respectively. The decrease in national and local revenues was primarily due to a soft advertising market resulting from a weak economy as well as increasing competition from other forms of advertising-based mediums, particularly network, cable television, direct satellite television, and internet that have a direct impact on the distribution of advertising dollars in our markets.  In addition, the events of September 11, 2001 had a direct impact on the revenues of media related businesses.  The impact of the terrorist attacks to us due to pre-emptions and cancelled advertisements was estimated to be a $5.4 million revenue loss in the third quarter.

The software development and consulting revenues increased to $5.4 million for the nine months ended September 30, 2001 from $1.2 million for the nine months ended September 30, 2000 or 350.0%.  The increase was comprised of a general increase in sales of $2.3 million and an increase in sales of $1.9 million related to the 2000 acquisition of a software design company.

Operating costs decreased to $240.1 million for the nine months ended September 30, 2001 compared to $241.0 million for the nine months ended September 30, 2000, or 0.4%.  Operating costs for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000 decreased on a same station basis by $6.3 million, offset by an increase of $4.2 million due to 2000 acquisitions, a decrease of $2.2 million for corporate selling, general and administrative costs, and an increase of $3.5 million from our software development company.

Depreciation and amortization increased $16.0 million to $197.0 million for the nine months ended September 30, 2001 from $181.0 million for the nine months September 30, 2000.  The increase in depreciation and amortization for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000 was related to property additions associated with the 2000 Acquisitions and program contract additions related to our investment in programming.

At the end of the quarter ended September 30, 2001, our station KDNL-TV in St. Louis, Missouri discontinued programming the local news.  As a result, the station incurred a restructuring charge of $1.1 million.  The restructuring charge relates to severance and operating contract termination costs.

During the nine months ended September 30, 2001, the San Francisco office of our software development and consulting subsidiary was reorganized.  The office reduced staff from 40 people at June 30, 2000 to three people at June 30, 2001 due to a significant slow down of business activity in the San Francisco market.  In addition, the focus of the San Francisco office has shifted toward marketing an existing G1440, Inc. product.  As a result, management determined that the San Francisco office’s goodwill was permanently impaired and, as such, recorded a charge to write-off goodwill in the amount of $2.8 million during the three months ended June 30, 2001.  Also during the three months ended June 30, 2001, we wrote-off $2.8 million of fixed assets which represents the net book value of damaged, obsolete, or abandoned property.

Operating income decreased $73.0 million to $37.2 million for the nine months ended September 30, 2001 from $110.2 million for the nine months ended September 30, 2000, or 66.2%.  The net decrease in operating income for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000 was primarily attributable to a decrease in net broadcast revenues, an increase in depreciation and amortization, a restructuring charge of $2.4 million related to a reduction in our work force of 186 employees and a restructuring charge of $1.1 million related to the discontinuance of the news at our station KDNL-TV in St. Louis, Missouri, an impairment and write down of long-lived assets of $5.6 million, contract termination costs associated with our change in national representation firms, and an increase in programming and production costs as well as selling, general and administrative costs.

Interest expense decreased to $107.7 million for the nine months ended September 30, 2001 from $116.0 million for the nine months ended September 30, 2000, or 7.2%.  The decrease in interest expense for the nine months ended September 30, 2001 resulted from a reduction of indebtedness as a result of the proceeds from the sale of our radio broadcast assets during 2000 and an overall lower interest rate market environment.  See Liquidity and Capital Resources below for discussion of an amendment and restatement of our 1998 Bank Credit Facility.

Our income tax benefit increased to $28.3 million for the nine months ended September 30, 2001 from $7.1 million for the nine months ended September 30, 2000.  Our effective tax rate increased to a benefit of 26.3% for the nine months ended September 30, 2001 from a benefit of 22.5% for the nine months ended September 30, 2000.  The decrease in the effective tax resulted from a decrease in the relative impact of the permanent differences between taxable income and book income projected for 2001, as compared to the relative impact of the permanent differences for 2000.

The net deferred tax liability increased to $258.4 million as of September 30, 2001 from $255.1 million at December 31, 2000.  The increase in the net deferred tax liability was primarily a result of the tax impact from temporary book-to-tax accounting differences associated with amortization of program rights and intangible assets.

Broadcast cash flow decreased to $187.4 million for the nine months ended September 30, 2001 from $237.8 million for the nine months ended September 30, 2000, or 21.2%.  The broadcast cash flow margin for the nine months ended September 30, 2001 decreased to 39.2% from 45.1% for the nine months ended September 30, 2000.  The decreases in broadcast cash flow and margins for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000 was primarily due to a decrease in net broadcast revenue and an increase in program contract payments related to our investment in programming, offset by a slight decrease in operating costs.

Adjusted EBITDA decreased to $172.7 million for the nine months ended September 30, 2001 from $220.8 million for the nine months ended September 30, 2000, or 21.8%.  Adjusted EBITDA margin decreased to 36.1% for the nine months ended September 30, 2001 from 41.9% for the nine months ended September 30, 2000.  The decreases in Adjusted EBITDA and margins for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000 primarily resulted from the decrease in net broadcast revenue and an increase in program contract payments, offset by a slight decrease in operating costs.

After tax cash flow decreased to $74.6 million for the nine months ended September 30, 2001 from $97.9 million for the nine months ended September 30, 2000, or 23.8%.  The decrease in after tax cash flow for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000 primarily resulted from a decrease in operating income offset by an increase in the current tax benefit and a decrease in interest expense.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operations and availability under the 1998 Bank Credit Agreement, as amended and restated.  As of September 30, 2001, we had $7.0 million in cash balances and net working capital of approximately $100.4 million.  As of September 30, 2001, the balance available under the Revolving Credit Facility was $255.0 million.  Based on pro forma trailing cash flow levels for the twelve months ended September 30, 2001, we had approximately $233.4 million of current borrowing capacity available under the Revolving Credit Facility.

On May 16, 2001, we closed on an amendment and restatement of our 1998 Bank Credit Agreement (the “Amended and Restated Bank Credit Agreement”) which allows us more operating capacity and liquidity.  The Amended and Restated Bank Credit Agreement reduces our permitted borrowing capacity from a $1.6 billion facility to a $1.1 billion facility.  The Amended and Restated Bank Credit Agreement consists of a $600 million Revolving Credit Facility and a $500 million Incremental Term Loan Facility repayable in consecutive quarterly installments amortizing 1% per year commencing March 31, 2003 and continuing through its maturity on September 30, 2009.  Availability under the Revolving Credit Facility reduces quarterly, commencing on September 30, 2003 and terminating at maturity.

The applicable interest rate on the Revolving Credit Facility is either LIBOR plus 1.25% to 3.00% or the alternative base rate plus zero to 1.75% adjusted quarterly based on the ratio of total debt to adjusted EBITDA as defined by the 1998 Bank Credit Agreement.  The applicable interest rate on the Incremental Term Loan Facility is LIBOR plus 3.50% or the alternative base rate plus 2.25% through maturity.  At September 30, 2001, the interest rate on our  Revolving Credit Facility and Incremental Term Loan Facility was LIBOR plus 3.00% and LIBOR plus 3.50%, respectively.

On October 30, 2001, the Company closed on a short-term amendment of its 1998 Bank Credit Agreement as amended and restated in May 2001.  The amendment which is effective through September 30, 2002, provides for relaxed leverage and interest coverage ratios and increases pricing by 50 basis points during the amendment period.  On October 1, 2002, the Company reverts back to its financial covenant and pricing levels as amended in May 2001. As a result of the amendment, the Company’s interest rate on our Revolving Credit Facility and Incremental Term Loan Facility is LIBOR plus 3.5% and LIBOR plus 4.00%, respectively. After November 14, 2002, the applicable interest rate on the Revolving Credit Facility is either LIBOR plus 1.25% to 3.00% or the alternative base rate plus zero to 1.75% adjusted quarterly based on the ratio of total debt to four quarters’ trailing earnings before interest, taxes, depreciation and amortization, as adjusted in accordance with the 1998 Bank Credit Agreement.  After November 14, 2002, the applicable interest rate on the Incremental Term Loan Facility is LIBOR plus 3.50% or the alternative base rate plus 2.25% through maturity.  The Company incurred $3.4 million of debt acquisition costs as a result of amending the Company’s 1998 Bank Credit Agreement.

Net cash flows from operating activities were $44.8 million for the nine months ended September 30, 2001 as compared to net cash flows used in operating activities of $47.6 million for the nine months ended September 30, 2000.  We made income tax payments of $37.8 million for the nine months ended September 30, 2001 as compared to $103.6 million for the nine months ended September 30, 2000, including $34.4 million and $99.9 million, respectively, for payments related to the sale of our radio broadcast assets.  We made interest payments on outstanding indebtedness and payments for subsidiary trust minority interest expense totaling $120.6 million during the nine months ended September 30, 2001 as compared to $116.7 million for the nine months ended September 30, 2000.  The increase in interest payments for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000 relates to cash payments on interest rate hedges and additional capital leases, offset by a reduction of indebtedness as a result of the proceeds from the sale of our radio broadcast assets during 2000 and lower interest expense do to a lower interest rate on our floating rate debt.

Net cash flows used in investing activities were $25.1 million for the nine months ended September 30, 2001 as compared to net cash flow from investing activities of $49.1 million for the nine months ended September 30, 2000. This increase in net cash flows used in investing activity is primarily due to a decrease in proceeds from the sale of broadcast assets, payments relating to the acquisition of broadcast assets, property and equipment expenditures and equity investments.  We made payments for property and equipment of $22.5 million for the nine months ended September 30, 2001.  We expect that expenditures for property and equipment will increase for the year ended December 31, 2001 over prior years as a result of a larger number of stations owned by us and for capital expenditures incurred during the ordinary course of business, including costs related to our conversion to digital television.  In anticipation of the de-regulation of television ownership rules, we expect to take advantage of market opportunities where we can strengthen our competitive position and divest or swap our non-strategic stations.  We expect cash generated from operating activities and funding from our Revolving Credit Facility will be sufficient to fund our capital needs for at least the next twelve months.

Net cash flows from financing activities decreased to $16.7 million for the nine months ended September 30, 2001 from $91.1 million for the nine months ended September 30, 2000.  During the nine months ended September 30, 2001, we repaid $298.5 million and $625.0 million under the 1998 Bank Credit Agreement Revolving Credit Facility and Incremental Term Loan Facility, respectively.  In addition, we utilized borrowings under the Revolving Credit Facility and the Incremental Term Loan Facility of $938.0 million during the period.  During the nine months ended September 30, 2001, we had repurchases of $4.4 million of our common stock while during the same prior year period, we repurchased $75.5 million of our common stock.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board approved Statement of Financial Accounting Standard (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001.  SFAS No. 142 requires companies to cease amortizing goodwill and certain other intangible assets including broadcast licenses.  The amortization of existing goodwill and broadcast licenses will cease on December 31, 2001.  Any goodwill and broadcast licenses resulting from acquisitions completed after June 30, 2001 will not be amortized.  SFAS No. 142 also establishes a new method of testing goodwill and broadcast licenses for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value.  The adoption of SFAS No. 142 will result in the Company’s discontinuation of amortization of its goodwill and broadcast licenses; however, the Company will be required to test its goodwill and broadcast licenses for impairment under the new standard during 2002, which could have an adverse effect on the Company’s future results of operations if an impairment occurs.  The Company is currently in the process of assessing the impact of SFAS No. 142, however it has not yet had sufficient time to complete such evaluation.  During the nine months ended September 30, 2001, the Company incurred goodwill amortization expense of $56.8 million.  During the nine months ended September 30, 2001, the Company incurred amortization expense related to its broadcast licenses of $15.8 million.  Amortization expense for the year 2002 was projected to be $70.7 million related to goodwill and $19.1 million related to broadcast licenses.  As a result of implementing SFAS No. 142 on January 1, 2002, the Company’s net income will be higher by these amounts.

Seasonality

Our results usually are subject to seasonal fluctuations, which usually cause fourth quarter operating income to be greater than first, second and third quarter operating income.  This seasonality is primarily attributable to increased expenditures by advertisers in anticipation of holiday season spending and an increase in viewership during this period.  In addition, revenues from political advertising tend to be higher in even numbered years.

Risk Factors

The following sections entitled “Programming and Affiliations” and “Local Marketing Agreements and Duopolies” represent an update to these Risk Factors as contained in our Form 10-K for the year ended December 31, 2000.

Programming and Affiliations

We continually review our existing programming inventory and seek to purchase the most profitable and cost–effective syndicated programs available for each time period. In developing our selection of syndicated programming, we balance the cost of available syndicated programs with their potential to increase advertising revenue and the risk of their reduced popularity during the term of the program contract. We seek to purchase programs with contractual periods that permit programming flexibility and which complement a station's overall programming and counter–programming strategy. Programs that can perform successfully in more than one time period are more attractive due to the long lead time and multi–year commitments inherent in program purchasing.

Sixty–one of the 63 television stations that we own and operate or to which we provide programming services or sales services currently operate as affiliates of Fox (20 stations), WB (20 stations), ABC (8 stations), NBC (4 stations), UPN (6 stations) or CBS (3 stations).  The remaining two stations are independent.    The networks produce and distribute programming in exchange for each station's commitment to air the programming at specified times and for commercial announcement time during the programming.  In addition, networks other than Fox pay each affiliated station a fee for each network–sponsored program broadcast by the station.

The Fox–affiliated stations continue to carry Fox programming notwithstanding the fact that their affiliation agreements have expired.  Fox affiliation agreements expired on August 21, 2001,  (except for WBFF-TV, Baltimore, MD which expires on December 31, 2001), in part as a result of Fox having failed to exercise an option to renew the affiliation agreements for these stations for an additional five years.  We are currently in discussion with Fox to secure long-term affiliation agreements. Fox, however, has recently acquired television stations in two markets, San Antonio and Baltimore, where Sinclair owns stations currently affiliated with Fox.  In October 2001, Fox swapped with a third party its San Antonio station and another of its stations in exchange for a station in the Minneapolis market.

In addition, the affiliation agreements of three ABC stations (WEAR–TV, in Pensacola, Florida, WCHS–TV, in Charleston, West Virginia and WXLV-TV, in Greensboro/Winston–Salem, North Carolina) have expired. Sinclair and ABC are currently discussing extensions of these agreements, and we do not believe ABC has any current plans to terminate the affiliation of any of these stations.

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

In the past, a licensee could own one station and program and provide other services to another station pursuant to an LMA in the same market because LMAs were not considered attributable interests. However, under the new ownership rules, LMAs are now attributable where a licensee owns a television station and programs a television station in the same market. The new rules provide that LMAs entered into on or after November 5, 1996 had until August 5, 2001 to come into compliance with the new ownership rules, otherwise such LMAs would terminate. LMAs entered into before November 5, 1996 will be grandfathered until the conclusion of the FCC's 2004 biennial review. In certain cases, parties with grandfathered LMAs, may be able to rely on the circumstances at the time the LMA was entered into in advancing any proposal for co–ownership of the station. We currently program 26 television stations pursuant to LMAs. We have entered into agreements to acquire 16 of the stations that we program pursuant to an LMA.  Once we acquire these stations, the LMAs will terminate.  Of the remaining 10 stations, 3 of the LMAs are not subject to divestiture because they involve stations which Sinclair could own under the new duopoly rules, but either has decided not to acquire at this time or has no right to acquire, 3 LMAs were entered into before November 5, 1996, and 4 LMAs were entered into on or after November 5, 1996 (although we believe a valid position exists that one of these 4 LMAs was actually entered into prior to November 5, 1996).  Petitions for reconsideration of the new rules, including a petition submitted by us, were recently denied by the FCC in a Report and Order reaffirming the eight voices test. We filed a Petition for Review of the FCC’s order adopting the duopoly rules in the U.S. Court of Appeals for the D.C. Circuit.  On June 21, 2001, the U.S. Court of Appeals for the D.C. Circuit granted our motion for Stay of the requirement that we divest of LMAs by August 6, 2001, pending the court’s review of a FCC rule limiting the number of stations that television broadcasters can own in a market.  We submitted a written brief to the Court during the third quarter 2001 and oral arguments are scheduled for January 2002.

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

Interest Rate Derivative Instruments

As of September 30, 2001, we held three derivative instruments:

•         An interest rate swap agreement with a notional amount of $575 million which expires on June 3, 2004. The swap agreement requires us to pay a fixed rate which is set in the range of 6% to 6.55% and we receive a floating rate based on the three month London Interbank Offered Rate (“LIBOR”) (measurement and settlement is performed quarterly). This swap agreement is reflected as a derivative obligation based on its fair value of $30.3 million as a component of other long-term liabilities in the accompanying consolidated balance sheet as of June 30, 2001.  This swap agreement does not qualify for hedge accounting treatment under SFAS No. 133; therefore, changes in its fair market value are reflected currently in earnings as gain (loss) on derivative instruments.

•         In June 2001, we entered into an interest rate swap agreement with a notional amount of $250 million which expires on December 15, 2007 in which we receive a fixed rate of 8.75% and pay a floating rate based on LIBOR (measurement and settlement is performed quarterly).  This swap is accounted for as a hedge of our 8.75% debenture in accordance with SFAS No. 133 whereby changes in the fair market value of the swap are reflected as adjustments to the carrying amount of the debenture.  The swap is reflected in the accompanying balance sheet as a derivative asset and as a premium on the 8.75% debenture based on its fair value of $9.6 million.

•         In June 2001, we entered into an interest rate swap agreement with a notional amount of $200 million which expires on July 15th, 2007 in which we receive a fixed rate of 9% and pay a floating rate based on LIBOR (measurement and settlement is performed quarterly).  This swap is accounted for as a hedge of our 9% debenture in accordance with SFAS No. 133 whereby changes in the fair market value of the swap are reflected as adjustments to the carrying amount of the debenture.  This swap is reflected in the accompanying balance sheet as a derivative asset and as a premium on the 9% debenture based on its fair value of $7.3 million.

During the three months ended June 30, 2001, we terminated an interest rate swap with a notional amount of $250 million and recognized a mark-to-market loss of $0.8 million which is reflected in the accompanying statement of operations as gain (loss) on derivative instruments.

The counterparties to these agreements are international financial institutions. We estimate the net fair value of these instruments at September 30, 2001 to be a liability of $13.4 million.  The fair value of the interest rate swap agreements is estimated by obtaining quotations from the financial institutions which are a party to our derivative contracts. The fair value is an estimate of the net amount that we would pay on September 30, 2001 if the contracts were transferred to other parties or cancelled by us.

Equity Put Option Derivative Instrument

We held a put option derivative which provided for settlement of 2.7 million options of our class A common stock on July 2, 2001. The contract terms required us to make a settlement payment to the counterparties to this contract (payable in either cash or shares of our class A common stock at our option) in an amount that is approximately equal to the put strike price of $28.931 minus the price of our class A common stock as of the termination date. This payment was limited by a strike price differential of $26.038 resulting in a maximum settlement of $2.893 per option. If the put strike price was less than the price of our class A common stock as of the termination date, we would not be obligated to make a settlement payment

The equity put option agreement included a provision whereby it would become immediately exercisable if our closing price was less than $6.45 for five consecutive days. On April 10, 2001, this option became exercisable and, as a result, the contract was settled for $7.7 million in cash on April 16, 2001.

PART II.   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We filed a Petition for Review of the FCC’s order adopting the duopoly rules in the U.S. Court of Appeals for the D.C. Circuit.  On June 21, 2001, the U.S. Court of Appeals for the District of Columbia Circuit granted our motion for Stay of the requirement that we divest of LMAs by August 6, 2001, pending the court’s review of a FCC rule limiting the number of stations that television broadcasters can own in a market.  We submitted a written brief to the Court during the third quarter 2001 and oral arguments are scheduled for January 2002.

On September 10, 2001, we petitioned the U.S. Court of Appeals for the District of Columbia Circuit to direct the Federal Communications Commission (“FCC”) to cease its bad faith delay and take prompt action to approve pending applications for the transfer of broadcast licenses to us on 15 television stations.  We currently program the stations pursuant to Time Brokerage Agreements.  The Court has requested the FCC to respond to our petition by November 14, 2001.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits

10.1 Amendment No. 1- 1998 Bank Credit Agreement Amendment

b)   Reports on Form 8-K

On September 26, 2001 we filed a Form 8-K that includes an exhibit of our Amendment and Restatement (Dated as of May 9, 2001) to Credit Amendment (Dated as of May 28, 1998) between Sinclair Broadcast Group, Inc., the Subsidiary Guarantors Party Hereto, the lenders Party Hereto, and The Chase Manhattan Bank, as Administrative Agent.  No financial statements were filed on Form 8-K.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on the 13th day of November 2001.

SINCLAIR BROADCAST GROUP, INC.

by:	/s/ David B. Amy
David B. Amy
Executive Vice President and
Chief Financial Officer