Form 10-K405
period 2001-12-31
SINCLAIR BROADCAST GROUP INC
filed 2002-04-01
CIK 912752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001              Commission file number: 000-26076

SINCLAIR BROADCAST GROUP, INC.

(Exact name of Registrant as specified in its charter)

Maryland	52-1494660
(State of incorporation)	(I.R.S. Employer Identification No.)

10706 Beaver Dam Road
Hunt Valley, MD 21030
(Address of principal executive offices)
(410) 568-1500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act:

Class A common stock, par value $.01 per share

Series D preferred stock, par value $.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this report, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Based on the closing sales price of $13.20 per share as of March 20, 2002, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $562.1 million.

As of March 20, 2002, there were 42,581,845 shares of class A common stock, $.01 par value; 42,778,035 shares of class B common stock $.01 par value, and 3,450,000 shares of series D preferred stock, $.01 par value, convertible into 7,561,644 shares of class A common stock at a conversion price of $22.813 per share, of the registrant issued and outstanding.

In addition, 2,000,000 shares of $200 million aggregate liquidation value of 11.625% High Yield Trust Offered Preferred Securities of Sinclair Capital, a subsidiary trust of Sinclair Broadcast Group, Inc., are issued and outstanding.

Documents Incorporated by Reference

   Portions of the definitive proxy statement to be delivered to shareholders in connection with the 2002 annual meeting of shareholders are incorporated by reference into Part III.

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

•  the continuing impact of the terrorist attacks of September 11, 2001,

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

ITEM 1. BUSINESS

We are a diversified television broadcasting company that owns, provides programming and operating services pursuant to local marketing agreements (“LMAs”) or provides sales services pursuant to outsourcing agreements to more television stations than all but one other commercial broadcasting group in the United States. We currently own, provide programming and operating services pursuant to LMAs or provide sales services to 63 television stations in 40 markets. We currently have duopolies where we own and operate two stations in ten markets; own and operate a station and provide programming and operating services to a second station in nine markets; own a station and provide or are provided sales, operational and managerial services to a second station in two markets.

We have a mid-size market focus and 47 of our 63 stations are located in television designated market areas (“DMAs”) that rank between the 13th and 75th largest in the United States. Our television station group is diverse in network affiliation with 20 stations affiliated with FOX, 20 with The WB, eight with ABC, six with UPN, four with NBC and three with CBS. Two stations are not affiliated with any network.

        We underwent rapid and significant growth from 1991 to 2000, most of which occurred prior to the end of 1999. Since 1991, we have increased the number of television stations we own or provide services to from three television stations to 63 television stations. Prior to September 1999, we also owned, operated and/or programmed up to 52 radio stations in ten markets. We sold all of our interest in radio stations in 1999 and 2000.

        In January 1999, we acquired approximately 35% of Acrodyne Communications, Inc., a publicly held company, that manufactures UHF transmitters for the television industry.  Along with this investment, Sinclair hired a team of highly qualified individuals to develop the next generation of UHF digital transmitters.  We have since licensed this technology to Acrodyne and they are manufacturing most of our digital transmitters.  Since Acrodyne is currently solely reliant on us for this business and has sustained significant losses in 2001, we have written off our entire investment and loans to Acrodyne. (See “Notes to Consolidated Financial Statements”.)

         In November 1999, we acquired an 89.6% equity interest in G1440, Inc. (“G1440”), which is a single-source, end-to-end eBusiness solutions provider in developing web-based applications and an application service provider.  G1440 provides a variety of services and products which  include a homebuilder application, an immigration tracking tool application and a procurement application.

        We are a Maryland corporation formed in 1986.  Our principal offices are located at 10706 Beaver Dam Road, Hunt Valley, MD 21030, and our telephone number is (410) 568-1500.

TELEVISION BROADCASTING

Markets and Stations

        We own and operate, provide programming services to, provide sales services to, or have agreed to acquire the following television stations:

Market	Market Rank (a)	Stations	Status (b)		Channel	Affiliation		Number of Commercial Stations in the Market (c)	Station Rank (d)		Expiration Date of FCC License
Minneapolis/St. Paul, Minnesota	13	KMWB	O&O		23	WB		7	6		4/1/06
Tampa, Florida	14	WTTA	LMA		38	WB		9	6		2/1/05
Sacramento, California	19	KOVR	O&O		13	CBS		6	3		12/1/06
Pittsburgh, Pennsylvania	21	WPGH	O&O		53	FOX		7	4		8/1/07
		WCWB	O&O		22	WB			5		8/1/07
St. Louis, Missouri	22	KDNL	O&O		30	ABC		6	5		2/1/06
Baltimore, Maryland	24	WBFF	O&O		45	FOX		6	4		10/1/04
		WNUV	LMA		54	WB			5		10/1/04
Indianapolis, Indiana	25	WTTV	O&O		4	WB		7	5		8/1/05
		WTTK	O&O		29	WB			5	(e)	8/1/05
Raleigh-Durham, North Carolina	29	WLFL	O&O		22	WB		7	6		12/1/04
		WRDC	O&O		28	UPN			5		12/1/04
Nashville, Tennessee	30	WZTV	O&O		17	FOX		6	4		8/1/05
		WUXP	O&O		30	UPN			5		8/1/05
Kansas City, Missouri	31	KSMO	O&O		62	WB		7	5		2/1/06
Cincinnati, Ohio	32	WSTR	O&O		64	WB		6	5		10/1/05
Milwaukee, Wisconsin	33	WCGV	O&O		24	UPN		6	5		12/1/05
		WVTV	O&O		18	WB			6		12/1/05
Columbus, Ohio	34	WSYX	O&O		6	ABC		5	3		10/1/05
		WTTE	LMA		28	FOX			4		10/1/05
Greenville/Spartanburg/ Anderson, South Carolina Asheville, North Carolina	36	WBSC	LMA	(f)	40	WB		6	6		12/1/04
		WLOS	O&O		13	ABC		6	3		12/1/04
San Antonio, Texas	37	KABB	O&O		29	FOX		6	4		8/1/06
		KRRT	O&O		35	WB			5		8/1/06
Birmingham, Alabama	39	WTTO	O&O		21	WB		7	5		4/1/05
		WABM	O&O		68	UPN			6		4/1/05
		WDBB	LMA	(g)	17	WB			7		4/1/05
Norfolk, Virginia	42	WTVZ	O&O		33	WB		7	6		10/1/04
Greensboro/Winston-Salem, Salem/Highpoint, North Carolina	44	WXLV	O&O		45	ABC		7	4		12/1/04
		WUPN	O&O		48	UPN			6		12/1/04
Oklahoma City, Oklahoma	45	KOCB	O&O		34	WB		8	5		6/1/06
		KOKH	O&O		25	FOX			4		6/1/06
Buffalo, New York	47	WUTV	O&O		29	FOX		7	4		6/1/07
		WNYO	O&O		49	WB			5		6/1/07
Las Vegas, Nevada	51	KVWB	O&O		21	WB		7	5		10/1/06
		KFBT	O&O		33	IND	(h)		7		10/1/06
Richmond, Virginia	58	WRLH	O&O		35	FOX		5	4		10/1/04
Dayton, Ohio	60	WKEF	O&O		22	NBC		6	3		10/1/05
		WRGT	LMA		45	FOX			4		10/1/05
Charleston and Huntington, West Virginia	61	WCHS	O&O		8	ABC		5	2		10/1/04
		WVAH	LMA		11	FOX			4		10/1/04
Mobile, Alabama and Pensacola, Florida	63	WEAR	O&O		3	ABC		6	2		2/1/05
		WFGX	LMA		35	IND	(h)		6		2/1/05
Flint/Saginaw/Bay City, Michigan	64	WSMH	O&O		66	FOX		4	4		10/1/05
Lexington, Kentucky	66	WDKY	O&O		56	FOX		5	4		8/1/05
Des Moines, Iowa	70	KDSM	O&O		17	FOX		5	4		2/1/06
Rochester, New York	71	WUHF	LMA	(i)	31	FOX		5	4		6/1/07
Paducah, Kentucky/ Cape Girardeau, Missouri	77	KBSI	O&O		23	FOX		5	4		2/1/06
		WDKA	LMA		49	WB			5		8/1/05
Portland, Maine	80	WGME	O&O		13	CBS		5	2		4/1/07

Market	Market Rank (a)	Stations	Status (b)		Channel	Affiliation	Number of Commercial Stations in the Market (c)	Station Rank (d)		Expiration Date of FCC License
Syracuse, New York	81	WSYT	O&O		68	FOX	5	4		6/1/07
		WNYS	LMA		43	WB		5		6/1/07
Springfield/Champaign, Illinois	82	WICS	O&O		20	NBC	5	2		12/1/05
		WICD	O&O		15	NBC		2	(j)	12/1/05
Madison, Wisconsin	85	WMSN	O&O		47	FOX	6	3		12/1/05
Cedar Rapids, Iowa	89	KGAN	O&O		2	CBS	5	3		2/1/06
Tri-Cities, Tennessee	93	WEMT	O&O		39	FOX	6	4		8/1/05
Springfield, Massachusetts	105	WGGB	O&O		40	ABC	2	2		4/1/07
Charleston, South Carolina	108	WMMP	O&O		36	UPN	6	5		12/1/04
		WTAT	LMA		24	FOX		4		12/1/04
Tallahassee, Florida	113	WTWC	O&O		40	NBC	5	4		2/1/05
		WTXL	OSA	(k)	27	ABC		2		n/a
Peoria/Bloomington, Illinois	116	WYZZ	O&O	(l)	43	FOX	6	4		12/1/05

(a)          Rankings are based on the relative size of a station’s designated marketing area (“DMA”) among the 211 generally recognized DMAs in the United States as estimated by Nielsen as of November 2001.

(b)         “O & O” refers to stations that we own and operate.  “LMA” refers to stations to which we provide programming services pursuant to a local marketing agreement. “OSA” refers to stations to which we provide sales services pursuant to outsourcing agreements.

(c)          Represents the estimated number of television stations designated by Nielsen as “local” to the DMA, excluding public television stations and stations that do not meet the minimum Nielsen reporting standards (weekly cumulative audience of at least 0.1%) for the Monday-Sunday, 7:00 a.m. to 1:00 a.m. time period as of November 2001.

(d)         The rank of each station in its market is based upon the November 2001 Nielsen estimates of the percentage of persons tuned to each station in the market from 7:00 a.m. to 1:00 a.m., Monday-Sunday.

(e)          WTTK, a satellite of WTTV under the Federal Communications Commission (“FCC”) rules, simulcasts all of the programming aired on WTTV and the station rank applies to the combined viewership of these stations.

(f)            The license assets for this station are currently owned by Cunningham Broadcasting Corporation (formerly Glencairn, Ltd.) or one of its subsidiaries and we intend to acquire these assets upon FCC approval. The FCC recently dismissed our application to acquire the license of this station and we have filed a motion for reconsideration of that decision.

(g)         WDBB simulcasts the programming broadcast on WTTO pursuant to a local marketing agreement.

(h)         “IND” or “Independent” refers to a station that is not affiliated with any of ABC, CBS, NBC, FOX, WB, or UPN.

(i)             We have an application pending to acquire the license assets of this station upon FCC approval.

(j)             WICD, a satellite of WICS under the FCC rules, simulcasts all of the programming aired on WICS and the station rank applies to the combined viewership of these stations.

(k)          Sinclair has entered into a five-year outsourcing agreement with Media Venture Management, Inc., owner of WTXL-TV, to provide certain non-programming related sales, operational and managerial services for WTXL-TV.  Sinclair and Media Venture Management, Inc. have recently responded to a complaint that was filed with the FCC alleging an unauthorized transfer of control of WTXL-TV.

(l)             Sinclair has entered into a seven-year outsourcing agreement with Nexstar Broadcasting of Peoria, LLC under which Nexstar’s CBS affiliate WMBD-TV provides certain non-programming related sales, operational and managerial services to WYZZ-TV.  Sinclair continues to own all of the assets of WYZZ-TV and to program and control the station’s operation.

Operating Strategy

Our operating strategy includes the following elements:

Programming to Attract Viewership.  We seek to target our programming offerings to attract viewership, particularly in the 18 to 49 year-old age bracket. In pursuit of this strategy we seek to obtain, at attractive prices, popular syndicated programming that is complementary to each station’s network programming. We also seek to broadcast live local sporting events. Moreover, we produce and broadcast local news at 29 of the television stations that we own, and provide with programming and operating services or provide with sales services in 24 separate markets. In addition, 40 of our 63 stations are affiliated with the FOX or WB network, and we believe these affiliations with these new and growing networks will further our goal of expanding viewership in the 18 to 49 year-old age bracket. Our programming strategy on our FOX, WB, UPN and independent stations also includes “counter programming,” which consists of broadcasting programs that are alternatives to the types of programs being shown concurrently on competing stations.

Developing Local Franchises.  We believe that the greatest opportunity for a sustainable and growing customer base lies within our local communities.  We have therefore focused on developing a strong local sales force at each of our television stations.  We have added approximately one hundred new sales people to our television station group over the last two years.  For the year ended December 31, 2001, 58% of our time sales were local. Our goal is to shift our revenue mix so that 75% of our time sales are derived in the local markets by 2006.

Control of Operating and Programming Costs.  By employing a disciplined approach to managing programming acquisition and other costs, we have been able to achieve operating margins that we believe are among the highest in the television broadcast industry.  We believe our national reach of nearly 25% of the country provides the opportunity to purchase high quality programming and a strong position to negotiate with program providers.  Moreover, we emphasize control of each of our stations’ programming and operating costs through program-specific profit analysis, detailed budgeting, tight control over staffing levels and detailed long-term planning models.

        Utilization of Local Marketing Agreements and Duopolies. We have sought to increase our revenues and improve our margins by providing programming services pursuant to an LMA to a second station in selected DMAs where we already own one station or by owning two stations in a single DMA. We believe that we can attain growth in operating cash flow through the utilization of such duopolies. Duopolies allow us to improve our competitive position with respect to a demographic sector and to realize significant economies of scale in marketing, programming, overhead and capital expenditures. We also believe that these arrangements assist stations whose operations may have been marginally profitable to continue to air popular programming and contribute to diversity of programming in their respective DMAs. As a result of the FCC’s revision of its duopoly rules in 1999 to permit the ownership of up to two television stations in a DMA under certain circumstances, we have recently acquired several stations that we had been programming pursuant to LMAs.  We own duopolies in 10 markets and operate a second station pursuant to an LMA in nine markets.  We currently are permitted under the FCC’s revised duopoly rules to establish new duopolies in the Minneapolis, Tampa, Indianapolis and Sacramento markets, if suitable acquisitions can be identified and negotiated under acceptable terms.  In certain markets where we currently program stations pursuant to LMAs, revised new duopoly rules would prevent us from continuing the LMA.  We have challenged the application of these rules to our stations, and a court appeal regarding this challenge is pending.  See “Risk Factors — The FCC’s ownership restrictions limit our ability to operate multiple television stations, and recent changes in these rules may threaten our existing strategic approach to certain television markets”.

        Use of Outsourcing Agreements.   In addition to our LMAs and duopolies, we have entered into two (and intend to seek opportunities for additional) outsourcing agreements in which our stations provide or are provided with various non-programming related services such as sales, operational and managerial services to or by other stations.  We believe this structure will allow stations to achieve operational efficiencies and economies of scale, which should otherwise improve broadcast cash flows and competitive positions.  In October 2001, our NBC affiliate, WTWC-TV in Tallahassee, Florida entered into a five-year outsourcing agreement with Media Venture Management, Inc.’s ABC affiliate, WTXL-TV, Tallahassee, Florida, under which WTWC-TV provides services to WTXL-TV.  Effective December 1, 2001, we entered into a seven-year outsourcing agreement with Nexstar Broadcasting of Peoria, LLC under which Nexstar’s CBS affiliate WMBD-TV, Peoria, Illinois, will provide services to WYZZ-TV, our station in the Peoria/Bloomington market.  We will continue to seek additional opportunities for entering into outsourcing agreements in the future.

        Strategic Realignment of Station Portfolio.  In anticipation of the possible relaxation of the television ownership multiple rules, including changes in the national ownership cap, the duopoly rules, and newspaper/ television cross-ownership rules as well as the recent court decision vacating the cable/television cross-ownership rules, we are re-examining our television station group portfolio.  Our objective is to build our local franchises in the markets we deem strategic and divest or swap our non-strategic stations.  In order to achieve our objective and to prepare us for the expected rule changes, we have retained Bear, Stearns & Co. Inc. to review our station group make-up, advise us on market opportunities which could strengthen our competitive position, make recommendations on markets we should exit, if any, and bring together potential sellers and buyers.  In connection with this process, we routinely review and conduct investigations of potential television station acquisitions, dispositions and station swaps.  At any given time, we may be in discussions with one or more station owners.  At this time, we have not entered into any agreements or understandings with respect to any transaction and there can be no assurance that any transactions will be completed.

        Local News. We believe that the production and broadcasting of local news is an important link to the community and an aid to the station’s efforts to expand its viewership. In addition, local news programming can provide access to advertising sources targeted specifically to local news viewers. We carefully assess the anticipated benefits and costs of producing local news prior to introduction at one of our stations because a significant investment in capital equipment is required and substantial operating expenses are incurred in introducing, developing and producing local news programming. We also continuously review the performance of our existing news operations to make sure that they are economically viable. We currently provide local news programming at 29 of the television stations we own or program located in 24 separate markets. The possible introduction of local news at our other stations is reviewed periodically and we have recently expanded our news programming in some of the markets in which we own or program a second station. We can produce news programming in these markets at relatively low cost per hour of programming and the programming serves the local community by providing additional news outlets in these markets, some of which are broadcast at different times. During 2001, we discontinued an unprofitable news operation in two of our markets, started news operations in one market and expanded news operations in another market. On March 12, 2001, we commenced a three-hour morning news block on WBFF-TV in Baltimore, the second entry of our FOX affiliates into the morning news arena, and in March 2001 launched a half-hour nighttime news block in Des Moines, IA. We are currently exploring the economic benefits that can be realized by centrally providing a portion of the news to existing and/or new news operations.

Popular Sporting Events. Our WB and UPN affiliated and independent stations generally face fewer restrictions on broadcasting live local sporting events than do their competitors that are affiliates of FOX, ABC, NBC and CBS, which are required to broadcast a greater number of hours of programming supplied by the networks. At some of our stations we have been able to acquire the local television broadcast rights for certain sporting events, including NBA basketball, Major League Baseball, NFL football, NHL hockey, ACC basketball, Big Ten football and basketball, and SEC football. We seek to expand our sports broadcasting in DMAs only as profitable opportunities arise. In addition, our stations that are affiliated with FOX, ABC, NBC and CBS broadcast certain Major League Baseball games, NFL football games and NHL hockey games as well as other popular sporting events.

Attract and Retain High Quality Management.   We believe that much of our success is due to our ability to attract and retain highly skilled and motivated managers at both the corporate and local station levels. A significant portion of the compensation available to regional, group general managers, sales managers and other station managers is based on their exceeding certain operating results. We also provide some of our corporate and station managers with deferred compensation plans offering options to acquire class A common stock.

Community Involvement.   Each of our stations actively participates in various community activities and offers many community services. Our activities include broadcasting programming of local interest and sponsorship of community and charitable events. We also encourage our station employees to become active members of their communities and to promote involvement in community and charitable affairs. We believe that active community involvement by our stations provides our stations with increased exposure in their respective DMAs and ultimately increases viewership and advertising support.

SINCLAIR VENTURES INVESTMENT STRATEGY

Although we have continued to see a dramatic decrease in the value of Internet-related and wireless businesses that began in 2000, we continue to explore opportunities for television broadcasters to work with these businesses to increase their profitability and to use the resources of the Internet and wireless outlets to enhance the offerings and value of our broadcast stations.  Currently we hold an 89.6% equity interest in G1440 which is a single-source, end-to-end eBusiness solutions provider in developing web-based applications and an application service provider.  G1440 provides a variety of services and products which include a homebuilder application, an immigration tracking tool application and a procurement application.

In furtherance of our Internet strategy, we routinely review and conduct investigations of potential Internet-related and wireless opportunities.  When we believe a favorable opportunity exists, we seek to enter into discussions with the owners of Internet-related and wireless businesses regarding the possibility of an acquisition, equity investment or barter transaction.  At any given time, we may be in discussions with one or more parties. We cannot be assured that any of these or other negotiations will lead to definitive agreements, or if agreements were reached that any transactions would be consummated.

ACQUISITIONS AND DISPOSITIONS

          LMA Acquisitions. In January 2002 we acquired the licenses and related assets of a number of stations which we had previously been programming pursuant to LMAs. These acquisitions and the prices paid for the licenses and related assets were as follows:

Glencairn/WPTT, Inc. Acquisition

          On November 15, 1999, SBG entered into an agreement to purchase substantially all of the assets of television station WCWB-TV, Channel 22, Pittsburgh, Pennsylvania, with the owner of that television station WPTT, Inc. In December 2001, we received FCC approval and on January 7, 2002, we closed on the purchase of the FCC license and related assets of WCWB-TV for a purchase price of $18.8 million.

          On November 15, 1999, we entered into five separate plans and agreements of merger, pursuant to which we would acquire through merger with subsidiaries of Cunningham Broadcasting Corporation (formerly Glencairn, Ltd.), television broadcast stations WABM-TV, Birmingham, Alabama, KRRT-TV, San Antonio, Texas, WVTV-TV, Milwaukee, Wisconsin, WRDC-TV, Raleigh, North Carolina, and WBSC-TV (formerly WFBC-TV),

Anderson, South Carolina.  The consideration for these mergers is the issuance to Cunningham of shares of Class A Common voting stock of Sinclair.  The total value of the shares to be issued in consideration for all the mergers is $7.7 million.  In December 2001, we received FCC approval on all the transactions except for WBSC-TV (see below).  Accordingly, on February 1, 2002, we closed on the purchase of the FCC license and related assets of WABM-TV, KRRT-TV, WVTV-TV and WRDC-TV.

          WBSC LMA.  The license assets of WBSC-TV Greenville/Spartansburg/Anderson, South Carolina, are currently owned by Cunningham and we intend to acquire these assets upon FCC approval.  The FCC recently denied our application to acquire the license for this station based on the “eight voices test” and we have filed a motion for reconsideration of that decision.

Mission Acquisition

          Pursuant to our merger with Sullivan Broadcast Holdings, Inc. which was effective July 1, 1998, we acquired options to acquire television broadcast station WUXP-TV in Nashville, Tennessee from Mission Broadcasting I, Inc. and television broadcast station WUPN-TV in Greensboro, North Carolina from Mission Broadcasting II, Inc.  On November 15, 1999, we exercised our option to acquire both of the foregoing stations.  In December 2001, we received FCC approval and in January 2002, we closed on the purchase of the FCC licenses and related assets of WUXP-TV and WUPN-TV for the assumption of notes aggregating $4.2 million and $0.1 million of cash.  Prior to closing, we programmed these stations pursuant to an LMA.

Sullivan Acquisition

          In December 2001, we received FCC approval to acquire 100% of the stock of Sullivan Broadcasting Company II, Inc. and Sullivan Broadcasting Company IV, Inc. which, in the aggregate, owned the FCC license and related assets of six television stations.  In January 2002, we completed the purchase of the FCC license and related assets of WZTV-TV, WUTV-TV, WXLV-TV, WRLH-TV, WMSN-TV and KOKH-TV.  Prior to closing, we programmed these stations pursuant to LMAs.  As consideration for the purchase of the FCC license and related assets of KOKH, we eliminated a note receivable due from Sullivan IV in the amount of principal and interest of $16.6 million.

WUHF Acquisition

          In December 1999, we entered into a stock purchase agreement with BS&L Broadcasting, Inc. (“BS&L”) and its sole shareholder to acquire the stock of BS&L, the licensee of WUHF-TV, Rochester, New York. BS&L acquired the license of WUHF-TV from Sullivan II. One of the conditions to our acquisition of the stock of BS&L is the receipt of FCC approval. We have filed an application with the FCC to acquire the license of WUHF-TV. Since July 1998, we have programmed WUHF-TV pursuant to a local marketing agreement.

WNYO Acquisition

          In August 2000, we entered into an agreement to purchase the stock of Grant Television, the owner of WNYO-TV in Buffalo, New York, for a purchase price of $51.5 million.  In October 2000, we completed the stock acquisition of Grant, obtaining the non-license assets of WNYO-TV and began programming the television station under a time brokerage agreement.  The acquisition was accounted for under the purchase method of accounting whereby the purchase price was allocated to property and programming assets, acquired intangible broadcast assets and other intangible assets for $2.9 million, $3.8 million and $39.8 million, respectively.  In December 2001, we received FCC approval and on January 25, 2002, we completed the purchase of the FCC license and related assets of WNYO-TV for a purchase price of $3.2 million in cash and the assumption of a note payable of $3.5 million.

Other

          In January 2002, the Rainbow/PUSH Coalition filed with the U.S. Court of Appeals for the D.C. Circuit a Notice of Appeal of the FCC’s Memorandum Opinion and Order approving certain of the acquisitions described above.  The stations affected by the Notice of Appeal are WNUV-TV, WTTE-TV, WRGT-TV, WTAT-TV, WVAH-TV, KOKH-TV, KRRT-TV, WVTV-TV, WRDC-TV, WABM-TV, WBSC-TV, WCWB-TV, WLOS-TV and KABB-TV.  In February 2002 we filed a Motion for Leave to Intervene, which has been granted by the court.  No dates have been set for briefs or oral argument.

FEDERAL REGULATION OF TELEVISION BROADCASTING

The ownership, operation and sale of television stations are subject to the jurisdiction of the FCC, which acts under authority granted by the Communications Act of 1934, as amended (“Communications Act”). Among other things, the FCC assigns frequency bands for broadcasting; determines the particular frequencies, locations and operating power of stations; issues, renews, revokes and modifies station licenses; regulates equipment used by stations; adopts and implements regulations and policies that directly or indirectly affect the ownership, operation and employment practices of stations; and has the power to impose penalties for violations of its rules or the Communications Act.

The following is a brief summary of certain provisions of the Communications Act, the Telecommunications Act of 1996 (“the 1996 Act”) and specific FCC regulations and policies. Reference should be made to the Communications Act, the 1996 Act, FCC rules and the public notices and rulings of the FCC for further information concerning the nature and extent of federal regulation of broadcast stations.

License Grant and Renewal

Television stations operate pursuant to broadcasting licenses that are granted by the FCC for maximum terms of eight years and are subject to renewal upon application to the FCC. During certain periods when renewal applications are pending, petitions to deny license renewals can be filed by interested parties, including members of the public. The FCC will generally grant a renewal application if it finds:

•                  that the station has served the public interest, convenience and necessity;

•                  that there have been no serious violations by the licensee of the Communications Act or the rules and regulations of the FCC; and

•                  that there have been no other violations by the licensee of the Communications Act or the rules and regulations of the FCC that, when taken together, would constitute a pattern of misconduct.

All of the stations that we currently own and operate or provide programming services to pursuant to LMAs, are presently operating under regular licenses, which expire as to each station on the dates set forth under “Television Broadcasting” above. Although renewal of a license is granted in the vast majority of cases even when petitions to deny are filed, there can be no assurance that the licenses of a station will be renewed.

Ownership Matters

General. The Communications Act prohibits the assignment of a broadcast license or the transfer of control of a broadcast license without the prior approval of the FCC. In determining whether to permit the assignment or transfer of control of, or the grant or renewal of, a broadcast license, the FCC considers a number of factors pertaining to the licensee, including compliance with various rules limiting common ownership of media properties, the “character” of the licensee and those persons holding “attributable” interests in that licensee, and compliance with the Communications Act’s limitations on alien ownership.

To obtain the FCC’s prior consent to assign a broadcast license or transfer control of a broadcast license, appropriate applications must be filed with the FCC. If the application involves a “substantial change” in ownership or control, the application must be placed on public notice for a period of approximately 30 days during which petitions to deny the application may be filed by interested parties, including members of the public. If the application does not involve a “substantial change” in ownership or control, it is a “pro forma” application. The “pro forma” application is not subject to petitions to deny or a mandatory waiting period, but is nevertheless subject to having informal objections filed against it. If the FCC grants an assignment or transfer application, interested parties have approximately 30 days from public notice of the grant to seek reconsideration or review of the grant. Generally, parties that do not file initial petitions to deny or informal objections against the application face difficulty in seeking reconsideration or review of the grant. The FCC normally has approximately an additional 10 days to set aside such grant on its own motion. When passing on an assignment or transfer application, the FCC is prohibited from considering whether the public interest might be served by an assignment or transfer to any party other than the assignee or transferee specified in the application.

The FCC generally applies its ownership limits to “attributable” interests held by an individual, corporation, partnership or other association. In the case of corporations holding, or through subsidiaries controlling, broadcast licenses, the interests of officers, directors and those who, directly or indirectly, have the right to vote 5% or more of the corporation’s stock (or 20% or more of such stock in the case of insurance companies, investment companies and bank trust departments that are passive investors) are generally attributable. In August 1999, the FCC revised its attribution and multiple ownership rules, and adopted the equity-debt-plus rule that causes certain creditors or investors to be attributable owners of a station. Under this rule, a major programming supplier (any programming supplier that provides more than 15% of the station’s weekly programming hours) or same-market media entity will be an attributable owner of a station if the supplier or same-market media entity holds debt or equity, or both, in the station that is greater than 33% of the value of the station’s total debt plus equity. For purposes of this rule, equity includes all stock, whether voting or non-voting, and equity held by insulated limited partners in partnerships. Debt includes all liabilities whether long-term or short-term.  In addition, under new ownership rules, LMAs are now attributable where a licensee owns a television station and programs a television station in the same market.

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

As a result of these provisions, the licenses granted to our subsidiaries by the FCC could be revoked if, among other restrictions imposed by the FCC, more than 25% of our stock were directly or indirectly owned or voted by aliens. Sinclair and its subsidiaries are domestic corporations, and the members of the Smith family (who together hold over 90% of the common voting rights of Sinclair) are all United States citizens. The amended and restated Articles of Incorporation of Sinclair (“the amended certificate”) contain limitations on alien ownership and control that are substantially similar to those contained in the Communications Act. Pursuant to the amended certificate, Sinclair has the right to repurchase alien-owned shares at their fair market value to the extent necessary, in the judgment of its board of directors, to comply with the alien ownership restrictions.

Radio/Television Cross-Ownership Rule. The FCC’s radio/television cross-ownership rule (the “one to a market” rule) generally permits a party to own a combination of up to two television stations and six radio stations depending on the number of independent media voices in the market.

Local Television/Cable Cross Ownership Rule.  On February 19, 2002, the U.S. Court of Appeals for the D.C. Circuit vacated the FCC rules prohibiting the common ownership of a television station and a cable system that serve the same local market.

Broadcast/Daily Newspaper Cross-Ownership Rule. The FCC’s rules prohibit the common ownership of a radio or television broadcast station and a daily newspaper in the same market.   On September 20, 2001, the FCC released an Order and Notice of Proposed Rule Making in which it seeks comments on whether the broadcast/daily newspaper cross-ownership rule should be retained, modified or eliminated.

Dual Network Rule. In May 2001, the FCC amended its dual network rule to permit the four major television networks — ABC, CBS, NBC and FOX — to own, operate, maintain or control the UPN and/or The WB television network. The four major networks are still prohibited, absent a waiver, from merging with each other.

Antitrust Regulation. The Department of Justice (“DOJ”) and the Federal Trade Commission have increased their scrutiny of the television industry since the adoption of the 1996 Act, and have reviewed matters related to the concentration of ownership within markets (including LMAs) even when the ownership or LMA in question is permitted under the laws administered by the FCC or by FCC rules and regulations. The DOJ takes the position that an LMA entered into in anticipation of a station’s acquisition with the proposed buyer of the station constitutes a change in beneficial ownership of the station which, if subject to filing under the Hart-Scott-Rodino Anti Trust Improvements Act (“HSR”) Act, cannot be implemented until the waiting period required by that statute has ended or been terminated.

Expansion of our broadcast operations on both a local and national level will continue to be subject to the FCC’s ownership rules and any changes the FCC or Congress may adopt. Concomitantly, any further relaxation of the FCC’s ownership rules may increase the level of competition in one or more of the markets in which our stations are located, more specifically to the extent that any of our competitors may have greater resources and thereby be in a superior position to take advantage of such changes.

                           National Ownership Rule. The U.S. Court of Appeals for the D.C. Circuit recently remanded to the FCC its decision not to alter the rule that no individual or entity may have an attributable interest in television stations reaching more than 35% of the national television viewing audience. Under this rule, which currently remains in effect pending the FCC’s review thereof as mandated by the court, where an individual or entity has an attributable interest in more than one television station in a DMA, the percentage of the national television viewing audience encompassed within that DMA is only counted once. Historically, VHF stations have shared a larger portion of the market than UHF stations. Therefore, only half of the households in the market area of any UHF station are included when calculating whether an entity or individual owns television stations reaching more than 35% of the national television viewing audience. All but eight of the stations owned and operated by us, or to which we provide programming services, are UHF. Upon completion of all pending acquisitions and dispositions, we will reach approximately 25% of U.S. television households or 15% taking into account the FCC’s UHF discount.

Duopoly Rule. Under the FCC’s 1999 local television ownership rules, a party may own two television stations in adjoining DMA’s, even if there is Grade B overlap between the two stations’ signals and generally may own two stations in the same market:

•                  if there is no Grade B overlap between the stations; or

•                 if the market containing both the stations contains at least eight separately-owned full-power television stations (the “eight voices test”) and not more than one station is among the top-four rated stations in the market.

In addition, a party may request a waiver of the rule to acquire a second station in the market if the station to be acquired is economically distressed or not yet constructed and there is no party who does not own a local television station who would purchase the station for a reasonable price.

Petitions for reconsideration of the 1999 revision of the duopoly, including a petition submitted by us, were recently denied by the FCC in a Report and Order reaffirming the eight voices test. We have filed a Petition for Review of this action in the U.S. Court of Appeals for the D.C. Circuit. On June 21, 2001, the U.S. Court of Appeals for the D.C. Circuit granted our Motion for Stay of the requirement that we divest of certain LMAs by August 6, 2001, pending the court’s review of the FCC rule limiting the number of stations that television broadcasters can own in a market. We submitted a written brief to the Court during the third quarter 2001 and oral arguments occurred during the first quarter of 2002.

Local Marketing Agreements

A number of television stations, including certain of our stations, have entered into what have commonly been referred to as local marketing agreements or LMAs. While these agreements may take varying forms, one typical type of LMA is a programming agreement between two separately owned television stations serving the same market, whereby the licensee of one station programs substantial portions of the broadcast day and sells advertising time during such program segments on the other licensee’s station subject to ultimate editorial and other controls being exercised by the latter licensee. The licensee of the station which is being substantially programmed by another entity must maintain complete responsibility for and control over the programming, financing, personnel and operations of its broadcast station and is responsible for compliance with applicable FCC rules and policies. If the FCC were to find that the owners/licensees of the stations with which we have LMAs failed to maintain control over their operations as required by FCC rules and policies, the licensee of the LMA station and/or Sinclair could be fined or set for hearing, the outcome of which could be a monetary forfeiture or, under certain circumstances, loss of the applicable FCC license.

In the past, a licensee could own one station and program and provide other services to another station pursuant to an LMA in the same market because LMAs were not considered attributable interests. However, under the 1999 duopoly rules, LMAs are now attributable where a licensee owns a television station and programs more than 15% of the weekly broadcast time of another television station in the same market. The new rules provide that LMAs entered into on or after November 5, 1996 had until August 5, 2001 to come into compliance with the new ownership rules. LMAs entered into before November 5, 1996 are grandfathered until the conclusion of the FCC’s 2004 biennial review. In certain cases, parties with grandfathered LMAs, may be able to rely on the circumstances at the time the LMA was entered into in advancing any proposal for co-ownership of the station. We currently program 12 television stations pursuant to LMAs. (We recently acquired 14 of the stations that we had programmed pursuant to an LMA). Of these 12 stations, we have filed an application with the FCC to acquire two of the stations pursuant to an LMA, three of the LMAs are not subject to divestiture because they involve stations which Sinclair could own under the new duopoly rules, but either has decided not to acquire at this time or has no right to acquire, four LMAs (including the LMA for one of the stations we have applied to acquire) were entered into before November 5, 1996, and four LMAs were entered into on or after November 5, 1996 (although we believe a valid position exists that one of these four LMAs was effectively entered into prior to November 5, 1996). Petitions for reconsideration of the new duopoly rules, including a petition submitted by us, were denied by the FCC in a Report and Order reaffirming the eight voices test. We filed a Petition for Review of the FCC’s order adopting the duopoly rules in the U.S. Court of Appeals for the D.C. Circuit. On June 21, 2001, the U.S. Court of Appeals for the D.C. Circuit granted our motion for stay of the requirement that we divest the four LMAs entered into on or after November 5, 1996 by August 5, 2001, pending the court’s review of a FCC rule limiting the number of stations that television broadcasters can own in a market. We submitted a written brief to the Court during the third quarter of 2001 and an oral argument was held on January 14, 2002. On December 10, 2001 the FCC issued a decision which, among other things, granted a number of Sinclair and Cunningham applications and dismissed our application to acquire the license of one of the stations (WBSC-TV) we program pursuant to a pre-

November 5, 1996 LMA as not meeting the requirements for ownership under the new duopoly rules. We have filed a motion for reconsideration of this dismissal. In January 2002, the Rainbow/PUSH Coalition filed with the U.S. Court of Appeals for the D.C. Circuit an appeal of the FCC’s decision. The stations affected by the Notice of Appeals are WNUV-TV, WTTE-TV, WRGT-TV, WTAT-TV, WVAH-TV, KOKH-TV, KRRT-TV, WVTV-TV, WRDC-TV, WABM-TV, WBSC-TV, WCWB-TV, WLOS-TV and KABB-TV. No dates have been set for briefs or oral argument. We cannot predict the outcome of the appeal.

The Satellite Home Viewer Act (“SHVA”)

In 1988, Congress enacted SHVA which enabled satellite carriers to provide broadcast programming to those satellite subscribers who were unable to obtain broadcast network programming over-the-air. SHVA did not permit satellite carriers to retransmit local broadcast television signals directly to their subscribers. The Satellite Home Viewer Improvement Act of 1999 (“SHVIA”) revised SHVA to reflect changes in the satellite and broadcasting industry. This legislation allows satellite carriers to provide local television signals by satellite within a station market, and effective January 1, 2002, required satellite carriers to carry all local signals in any market where it carries any local signals.  On or before July 1, 2001, SHVIA required all television stations to elect to exercise certain “must carry” or “retransmission consent” rights in connection with their carriage by satellite carriers.  We have entered into agreements granting the two primary satellite carriers retransmission consent to carry all of our stations (with one exception involving one of the carriers).

Must-Carry/Retransmission Consent

Pursuant to the Cable Act of 1992, television broadcasters are required to make triennial elections to exercise either certain “must-carry” or “retransmission consent” rights in connection with their carriage by cable systems in each broadcaster’s local market. By electing the must-carry rights, a broadcaster demands carriage on a specified channel on cable systems within its Designated Market Area, in general as defined by the Nielsen DMA Market and Demographic Rank Report of the prior year. These must-carry rights are not absolute, and their exercise is dependent on variables such as:

•                  the number of activated channels on a cable system,

•                  the location and size of a cable system, and

•                  the amount of programming on a broadcast station that duplicates the programming of another broadcast station carried by the cable system.

Therefore, under certain circumstances, a cable system may decline to carry a given station. Alternatively, if a broadcaster chooses to exercise retransmission consent rights, it can prohibit cable systems from carrying its signal or grant the appropriate cable system the authority to retransmit the broadcast signal for a fee or other consideration. In October 1999, we elected must-carry or retransmission consent with respect to each of our stations based on our evaluation of the respective markets and the position of our owned or programmed station(s) within the market. Our stations continue to be carried on all pertinent cable systems, and we do not believe that our elections have resulted in the shifting of our stations to less desirable cable channel locations. Many of the agreements we have negotiated for cable carriage are short term, subject to month-to-month extensions. We are currently evaluating whether to elect must-carry or retransmission consent, which election must be made later this year.

The FCC recently determined not to apply must-carry rules to require cable companies to carry both the analog and digital signals of local broadcasters during the DTV transition period between 2002 and 2006 when television stations will be broadcasting both signals. As a result of this decision by the FCC, cable customers in our broadcast markets may not receive the station’s digital signal.

Syndicated Exclusivity/Territorial Exclusivity

The FCC’s syndicated exclusivity rules allow local broadcast television stations to demand that cable operators black out syndicated non-network programming carried on “distant signals” (i.e., signals of broadcast stations, including so-called “superstations,” which serve areas substantially removed from the cable system’s local community). The FCC’s network non-duplication rules allow local broadcast network television affiliates to require that cable operators black out duplicating network programming carried on distant signals. However, in a number of markets in which we own or program stations affiliated with a network, a station that is affiliated with the same network in a nearby market is carried on cable systems in our market. This is not in violation of the FCC’s network non-duplication rules. However, the carriage of two network stations on the same cable system could result in a decline of viewership adversely affecting the revenues of our owned or programmed stations. The FCC recently announced that stations need only broadcast on their digital channel during primetime hours and need only cover their community of license during the DTV transition period.

Digital Television

The FCC has taken a number of steps to implement digital television (“DTV”) broadcasting services.  The FCC has adopted an allotment table that provides all authorized television stations with a second channel on which to broadcast a DTV signal. The FCC has attempted to provide DTV coverage areas that are comparable to stations’ existing service areas. The FCC has ruled that television broadcast licensees may use their digital channels for a wide variety of services such as high-definition television, multiple standard definition television programming, audio, data, and other types of communications, subject to the requirement that each broadcaster provide at least one free video channel equal in quality to the current technical standard and further subject to the requirement that broadcasters pay a fee of 5% of gross revenues on all DTV subscription services.

DTV channels are generally located in the range of channels from channel 2 through channel 51. The FCC required that affiliates of ABC, CBS, FOX and NBC in the top 10 television markets begin digital broadcasting by May 1, 1999 and that affiliates of these networks in markets 11 through 30 begin digital broadcasting by November 1999. All other commercial stations are required to begin digital broadcasting by May 1, 2002. The majority of our stations are required to commence digital operations by May 1, 2002. Applications for digital facilities for all of our stations were filed by November 1, 1999. The FCC also created a procedure allowing stations to apply for up to a six month extension of the May 1, 2002 deadline. We recently filed applications for extensions due to technical limitations for 32 of our stations. There can be no assurance that we will receive such extensions or that we will be able to commence digital operations by the time required under any such extensions. The FCC’s plan calls for the DTV transition period to end in the year 2006, at which time the FCC expects that television broadcasters will cease non-digital broadcasting and return one of their two channels to the government, allowing that spectrum to be recovered for other uses. The FCC has been authorized by Congress to extend the December 31, 2006 deadline for reclamation of a television station’s non-digital channel if, in any given case:

•                  one or more television stations affiliated with ABC, CBS, NBC or FOX in a market is not broadcasting digitally, and the FCC determines that such stations have “exercised due diligence” in attempting to convert to digital broadcasting, or

•                  less than 85% of the television households in the station’s market subscribe to a multichannel video service (cable, wireless cable or direct-to-home broadcast satellite television (“DBS”) that carries at least one digital channel from each of the local stations in that market, or

•                  less than 85% of the television households in the market can receive digital signals off the air using either a set-top converter box for an analog television set or a new DTV television set.

Congress directed the FCC to auction channels 60-69 for commercial and public safety services and the planned auction of these channels is scheduled for June 19, 2002. The government is considering a proposal to further delay this action, perhaps until at least 2004. Five of our television stations currently operate their analog facilities on channels between 60-69. Although not required to return these channels until the end of the DTV transition period (December 31, 2006), the FCC is encouraging broadcasters to consider surrendering these analog channels sooner. For purposes of the return of these channels, the FCC requested that Congress enact legislation which would establish December 31, 2006 as a date certain without regard to, as is currently the case, whether or not the 85% digital penetration referred to above has been achieved. We cannot predict the outcome of these changes.

Congress directed the FCC to auction the remaining non-digital channels by September 30, 2002 even though they are not to be reclaimed by the government until at least December 31, 2006.  If any of the auctioned channels are authorized for DTV use, broadcasters are permitted to bid on such channels in cities with populations greater than 400,000.  The FCC has initiated separate proceedings to consider the surrender of existing television channels and how these frequencies will be used after they are eventually recovered from broadcasters.  The FCC envisions that these frequencies will be used for a variety of wireless and broadcast-type applications including two-way interactive services and services using COFDM technology.

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

Restrictions on Broadcast Advertising

Advertising of cigarettes and certain other tobacco products on broadcast stations has been banned for many years. Various states also restrict the advertising of alcoholic beverages and certain members of Congress are currently contemplating legislation to place restrictions on the advertisement of such alcoholic beverage products.

FCC rules also restrict the amount and type of advertising which can appear in programming broadcast primarily for an audience of children twelve years old and younger.

The Communications Act and FCC rules also place restrictions on the broadcasting of advertisements by legally qualified candidates for elective office. Among other things,

•                  stations must provide “reasonable access” for the purchase of time by legally qualified candidates for federal office,

•                  stations must provide “equal opportunities” for the purchase of equivalent amounts of comparable broadcast time by opposing candidates for the same elective office, and

•                 during the 45 days preceding a primary or primary run-off election and during the 60 days preceding a general or special election, legally qualified candidates for elective office may be charged no more than the station’s “lowest unit charge” for the same class of advertisement, length of advertisement, and daypart.

        We cannot predict the effect of legislation on our station’s advertising revenues. During March 2002, legislation passed in Congress and was signed into law by the President that revised the laws regarding the rates charged by television stations to legally qualified candidates for office and the rules regarding “soft money” advertising and advocacy advertising by labor unions and corporations. We cannot predict the effect of such legislation on our stations’ advertising revenues. Immediately upon passage, a constitutional challenge was filed.

Programming and Operation

General. The Communications Act requires broadcasters to serve the “public interest.” The FCC has relaxed or eliminated many of the more formalized procedures it had developed in the past to promote the broadcast of certain types of programming responsive to the needs of a station’s community of license. FCC licensees continue to be required, however, to present programming that is responsive to the needs and interests of their communities, and to maintain certain records demonstrating such responsiveness. Complaints from viewers concerning a station’s programming may be considered by the FCC when it evaluates renewal applications of a licensee, although such complaints may be filed at any time and generally may be considered by the FCC at any time. Stations also must pay regulatory and application fees, and follow various rules promulgated under the Communications Act that regulate, among other things, political advertising, sponsorship identifications, obscene and indecent broadcasts, and technical operations, including limits on radio frequency radiation.

Equal Employment Opportunities. During 2000, the FCC adopted rules to require broadcast licensees to create equal employment opportunity outreach programs and maintain records and make filings with the FCC evidencing such efforts. In January 2001, the United States Court of Appeals for the District of Columbia Circuit vacated these rules. The FCC subsequently issued a Public Notice suspending the outreach and record-keeping aspects of the rules.  On December 21, 2001, the FCC released a Second Notice of Proposed Rule Making which proposes a new broadcast equal employment opportunity rule.  Comments on this proposal are due in mid-April 2002.

Children’s Television Programming. Television stations are required to broadcast a minimum of three hours per week of “core” children’s educational programming, which the FCC defines as programming that

•                  has the significant purpose of servicing the educational and informational needs of children 16 years of age and under;

•                  is regularly scheduled, weekly and at least 30 minutes in duration; and

•                  is aired between the hours of 7:00 a.m. and 10:00 p.m. Furthermore, “core” children’s educational programs, in order to qualify as such, are required to be identified as educational and informational programs over the air at the time they are broadcast, and are required to be identified in the children’s programming reports required to be placed quarterly in stations’ public inspection files and filed quarterly with the FCC.

Additionally, television stations are required to identify and provide information concerning “core” children’s programming to publishers of program guides. The FCC is considering whether or not to require the use of the digital broadcast spectrum for the broadcast of additional amounts of “core” children’s programming.

Television Program Content. The television industry has developed a ratings system that has been approved by the FCC that is designed to provide parents with information regarding the content of the programming being aired. Furthermore, the FCC requires certain television sets to include the so-called “V-chip,” a computer chip that allows blocking of rated programming.

Video Description. In order to make television programming more accessible to persons with visual disabilities, the Commission has adopted new rules requiring broadcast stations to make critical details of emergency information accessible to such persons. In addition, affiliates of ABC, CBS, NBC and FOX in the top 25 television markets (based on Nielsen DMA rankings) will be required to provide a minimum of 50 hours per calendar quarter of video description of either primetime or children’s programming by April 1, 2002. We believe our four stations affected by the April 1, 2002 deadline will be able to meet this obligation using programming containing video descriptions provided by FOX, CBS and ABC.

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

Other matters that could affect our broadcast properties include technological innovations and developments generally affecting competition in the mass communications industry, such as direct television broadcast satellite service, Class A television service, the continued establishment of wireless cable systems and low power television stations, digital television technologies, the Internet and the advent of telephone company participation in the provision of video programming service.

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

Broadcast television stations compete for advertising revenues primarily with other broadcast television stations, radio stations, cable channels and cable system operators serving the same market, as well as with newspapers, the Internet, yellow page directories and outdoor advertising opportunities. Traditional network programming generally achieves higher household audience levels than FOX, WB and UPN programming and syndicated programming aired by our independent station. This can be attributed to a combination of factors, including the traditional networks’ efforts to reach a broader audience, generally better signal carriage available when broadcasting over VHF channels 2 through 13 versus broadcasting over UHF channels 14 through 69 and the higher number of hours of traditional network programming being broadcast weekly. However, greater amounts of advertising time are available for sale during FOX, UPN and WB programming and non-network syndicated programming, and as a result we believe that our programming typically achieves a share of television market advertising revenues greater than its share of the market’s audience.

Television stations compete for audience share primarily on the basis of program popularity, which has a direct effect on advertising rates. A large amount of a station’s prime time programming is supplied by FOX, ABC, NBC and CBS, and to a lesser extent WB and UPN. In those periods, our affiliated stations are largely dependent upon the performance of the networks’ programs in attracting viewers. Non-network time periods are programmed by the station primarily with syndicated programs purchased for cash, cash and barter, or barter-only, and also through self-produced news, public affairs, live local sporting events, and other entertainment programming.

Television advertising rates are based upon factors which include the size of the DMA in which the station operates, a program’s popularity among the viewers that an advertiser wishes to attract, the number of advertisers competing for the available time, the demographic makeup of the DMA served by the station, the availability of alternative advertising media in the DMA including radio, cable, newspapers and yellow page directories, the aggressiveness and knowledge of sales forces in the DMA and development of projects, features and programs that tie advertiser messages to programming. We believe that our sales and programming strategies allow us to compete effectively for advertising within our DMAs.

Other factors that are material to a television station’s competitive position include signal coverage, local program acceptance, network affiliation, audience characteristics and assigned broadcast frequency. Historically, our UHF broadcast stations have suffered a competitive disadvantage in comparison to stations with VHF broadcast frequencies. This historic disadvantage has gradually declined through:

•                  carriage on cable systems, and in certain markets, direct broadcast satellite,

•                  improvement in television receivers,

•                  improvement in television transmitters,

•                  wider use of all channel antennae,

•                  increased availability of programming, and

•                 the development of new networks such as FOX, WB and UPN.

The broadcasting industry is continuously faced with technical changes and innovations, competing entertainment and communications media, changes in labor conditions, and governmental restrictions or actions of federal regulatory bodies, including the FCC, any of which could possibly have a material effect on a television station’s operations and profits. For instance, the FCC has established Class A television service for qualifying low power television stations. A low power television station that qualifies for Class A has certain rights currently accorded to full-power television stations, which may allow them to compete more effectively with full power stations. We cannot predict the effect of increased competition from Class A television stations in markets where we have full-power television stations.

There are sources of video service other than conventional television stations, the most common being cable television, which can increase competition for a broadcast television station by bringing into its market distant broadcasting signals not otherwise available to the station’s audience, serving as a distribution system for national satellite-delivered programming and other non-broadcast programming originated on a cable system and selling advertising time to local advertisers. Other principal sources of competition include home video exhibition and Direct Broadcast Satellite services and multichannel multipoint distribution services (“MMDS”). DBS and cable operators in particular are competing more aggressively than in the past for advertising revenues in our TV stations’ markets. This competition could adversely affect our stations’ revenues and performance in the future.

In addition, SHVIA could also have an adverse effect on our broadcast stations’ audience share and advertising revenue because it may allow satellite carriers to provide the signal of distant stations with the same network affiliation as our stations to more television viewers in our markets than would have been permitted under previous law. The legislation also allows satellite carriers to provide local television signals by satellite within a station market.

Moreover, technology advances and regulatory changes affecting programming delivery through fiber optic telephone lines and video compression could lower entry barriers for new video channels and encourage the development of increasingly specialized “niche” programming. Telephone companies are permitted to provide video distribution services via radio communication, on a common carrier basis, as “cable systems” or as “open video systems,” each pursuant to different regulatory schemes. We are unable to predict what other video technologies might be considered in the future, or the effect that technological and regulatory changes will have on the broadcast television industry and on the future profitability and value of a particular broadcast television station.

We are currently exploring whether or not television broadcasting will be enhanced significantly by the development and increased availability of DTV technology. This technology has the potential to permit us to provide viewers multiple channels of digital television over each of our existing standard channels, to provide certain programming in a high definition television format and to deliver various forms of data, including data on the Internet, to PCs and handheld devices. These additional capabilities may provide us with additional sources of revenue as well as additional competition.

While DTV technology is currently available in a large number of viewing markets, a successful transition from the current analog broadcast format to a digital format may take many years. We cannot assure you that our efforts to take advantage of the new technology will be commercially successful.

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

Historically, the cost of programming has increased because of an increase in the number of new independent stations and a shortage of quality programming. However, we believe that over the past five years program prices generally have stabilized or fallen on a per station basis, but aggregate programming costs have risen as we have attempted to improve the quality of our stations’ programming line-ups.

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

EMPLOYEES

As of December 31, 2001, we had approximately 3,301 employees. With the exception of approximately 275 employees at eight of our television stations, none of our employees are represented by labor unions under any collective bargaining agreement. We have not experienced any significant labor problems and consider our overall labor relations to be good.

ITEM 2. PROPERTIES

Generally, each of our stations has facilities consisting of offices, studios and tower sites. Transmitter and tower sites are located to provide maximum signal coverage of our stations’ markets. The following is a summary of our principal owned and leased real properties as we believe that no one property represents a material amount of the total properties owned or leased.

	OWNED	LEASED
Office and Studio Building	599,000 sq. ft	374,000 sq. ft
Office and Studio Land	72 acres	——
Transmitter Building Site	73,000 sq. ft	28,000 sq. ft
Transmitter and Tower Land	1,315 acres	265 acres

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the fourth quarter of 2001.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our class A common stock is listed for trading on the NASDAQ stock market under the symbol SBGI. The following table sets forth for the periods indicated the high and low sales prices on the NASDAQ stock market.

2000	High	Low
First Quarter	$12.438	$7.750
Second Quarter	11.375	7.000
Third Quarter	13.750	9.750
Fourth Quarter	10.938	8.125

2001	High	Low
First Quarter	$13.063	$7.000
Second Quarter	10.550	4.950
Third Quarter	11.250	7.560
Fourth Quarter	9.740	6.960

As of February 28, 2002, there were approximately 87 stockholders of record of our common stock. This number does not include beneficial owners holding shares through nominee names. Based on information available to us, we believe we have more than 5,000 beneficial owners of our class A common stock.

We generally have not paid a dividend on our common stock and do not expect to pay dividends on our common stock in the foreseeable future. Our 1998 bank credit agreement, as amended, and some of our subordinated debt instruments generally prohibit us from paying dividends on our common stock. Under the indentures governing our 8% senior subordinated notes due 2012, 8.75% senior subordinated notes due 2011, 9% senior subordinated notes due 2007 and 8.75% senior subordinated notes due 2007, we are not permitted to pay dividends on our common stock unless certain specified conditions are satisfied, including that

•                  no event of default then exists under the indenture or certain other specified agreements relating to our indebtedness and

•                  we, after taking account of the dividend, are in compliance with certain net cash flow requirements contained in the indenture. In addition, under certain of our senior unsecured debt, the payment of dividends is not permissible during a default thereunder.

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial data for the years ended December 31, 2001, 2000, 1999, 1998 and 1997 have been derived from our audited consolidated financial statements. The consolidated financial statements for the years ended December 31, 2001, 2000 and 1999 are included elsewhere in this report.

The information below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements included elsewhere in this report.

STATEMENT of OPERATIONS DATA

(dollars in thousands, except per share data)

	Years Ended December 31,
	2001	2000	1999	1998	1997
Statement of Operations Data:
Net broadcast revenues (a)	$646,444	$727,017	$670,252	$564,727	$407,410
Barter revenues	56,912	57,351	63,387	59,697	42,468
Other revenues	6,925	4,494	—	—	—
Total revenues	710,281	788,862	733,639	624,424	449,878
Operating costs (b)	320,553	329,489	283,334	220,538	153,935
Expenses from barter arrangements	50,591	51,300	57,561	54,067	38,114
Depreciation and amortization (c)(d)	274,668	246,660	220,625	173,799	135,581
Stock-based compensation	1,584	1,801	2,494	2,908	1,410
Impairment and write down charge of long-lived assets	16,229	—	—	—	—
Restructuring costs	3,836	—	—	—	—
Contract termination costs	5,135	—	—	—	—
Cumulative adjustment for change in assets held for sale	—	619	—	—	—
Operating income	37,685	158,993	169,625	173,112	120,838
Interest expense (d)	(143,574)	(152,219)	(181,569)	(141,704)	(99,493)
Subsidiary trust minority interest expense (e)	(23,890)	(23,890)	(23,890)	(23,923)	(19,205)
Gain (loss) on sale of broadcast assets	204	—	(418)	1,232	—
Unrealized (loss) gain on derivative instrument	(32,220)	(296)	15,747	(9,050)	—
Loss related to investments	(7,616)	(16,764)	(504)	—	—
Interest and other income	4,217	3,217	3,990	6,694	2,231
Income (loss) before income taxes	(165,194)	(30,959)	(17,019)	6,361	4,371
Benefit (provision) for income taxes	51,682	(4,816)	(25,107)	(32,562)	(13,201)
Net loss from continuing operations	(113,512)	(35,775)	(42,126)	(26,201)	(8,830)
Discontinued Operations:
Net income from discontinued operations, net of related income taxes	—	4,876	17,538	14,102	4,466
Gain (loss) on sale of broadcast assets, net of related income taxes	—	108,264	192,372	6,282	(132)
Extraordinary item:
Loss on early extinguishment of debt, net of related income tax benefit	(14,210)	—	—	(11,063)	(6,070)
Net income (loss)	$(127,722)	$77,365	$167,784	$(16,880)	$(10,566)
Net income (loss) available to common shareholders	$(138,072)	$67,015	$157,434	$(27,230)	$(13,329)
Other Data:
Broadcast cash flow (f)	$258,937	$338,909	$332,307	$305,304	$221,631
Broadcast cash flow margin (g)	40.1%	46.6%	49.6%	54.1%	54.4%
Adjusted EBITDA (h)	$238,919	$316,352	$313,271	$288,712	$209,220
Adjusted EBITDA margin (g)	37.0%	43.5%	46.7%	51.1%	51.4%
After tax cash flow (i)	$91,262	$145,469	$137,245	$149,759	$104,884
Program contract payments	102,256	94,303	79,473	61,107	48,609
Corporate overhead expense	20,018	22,557	19,036	16,592	12,411
Capital expenditures	29,017	33,256	30,861	19,426	19,425
Cash flows from operating activities	58,888	69,127	130,665	150,480	96,625
Cash flows from (used in) investing activities	(33,338)	209,820	452,499	(1,812,682)	(218,990)
Cash flows from (used in) financing activities	2,422	(291,264)	(570,024)	1,526,143	259,351

	Years Ended December 31,
	2001	2000	1999	1998	1997
Per Share Data:
Basic loss per share from continuing operations	$(1.47)	$(0.50)	$(0.54)	$(0.39)	$(0.16)
Basic earnings per share from discontinued operations	—	1.24	$2.17	$0.22	$0.06
Basic loss per share from extraordinary item	$(0.17)	$—	$—	$(0.12)	$(0.08)
Basic net income (loss) per share	$(1.64)	$.73	$1.63	$(0.29)	$(0.19)
Diluted loss per share from continuing operations	$(1.47)	$(0.50)	$(0.54)	$(0.39)	$(0.16)
Diluted earnings per share from discontinued operations	$—	$1.24	$2.17	$0.22	$0.06
Diluted loss per share from extraordinary item	$(0.17)	$—	$—	$(0.12)	$(0.08)
Diluted net income (loss) per share	$(1.64)	$.73	$1.63	$(0.29)	$(0.19)

Balance Sheet Data:
Cash and cash equivalents	$32,063	$4,091	$16,408	$3,268	$139,327
Total assets	3,365,631	3,396,301	3,619,510	3,852,752	2,034,234
Total debt (j)	1,685,630	1,616,426	1,792,339	2,327,221	1,080,722
HYTOPS (k)	200,000	200,000	200,000	200,000	200,000
Total stockholders’ equity	771,960	912,530	974,917	816,043	534,288

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

(d)         Depreciation and amortization and interest expense amounts differ from prior presentations for the fiscal years ended December 31, 2000, 1999, 1998, and 1997. Previously the amortized costs associated with the issuance of indebtedness had been classified as depreciation and amortization instead of being classified as interest expense. Accordingly, we reclassified $3,313, $3,288, $2,752 and $1,100 as interest expense for the fiscal years ended December 31, 2000, 1999, 1998, and 1997, respectively.

(e)          Subsidiary trust minority interest expense represents the distributions on the HYTOPS.  See footnote j.

(f)            “Broadcast cash flow” (BCF) is defined as operating income plus corporate expenses, selling, general and administrative expenses related to Internet consulting and development operations, stock-based compensation, depreciation, and amortization (including film amortization, and amortization of deferred compensation), restructuring costs, contract termination costs, impairment and write down of long-lived assets, cumulative adjustment for change in assets held for sale, less other revenue and cash payments for program rights. Cash program payments represent cash payments made for current programs payable and do not necessarily correspond to program usage.  We have presented BCF data, which we believe is comparable to the data provided by the other companies in the industry, because such data are commonly used as a measure of performance for broadcast companies; however, there can be no assurance that it is comparable.  However, BCF does not purport to represent cash provided by operating activities as reflected in our consolidated statements of cash flows and is not a measure of financial performance under generally accepted accounting principles.  In addition, BCF should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.  Management believes the presentation of BCF is relevant and useful because  1) it is a measurement utilized by lenders to measure our ability to service our debt, 2) it is a measurement utilized by industry analysts to determine a private market value of our television stations and 3) it is a measurement industry analysts utilize when determining our operating performance.

(g)         “Broadcast cash flow margin” is defined as broadcast cash flow divided by net broadcast revenues.  “Adjusted EBITDA margin” is defined as Adjusted EBITDA divided by net broadcast revenues.

(h)         “Adjusted EBITDA” is defined as broadcast cash flow less corporate expenses and is a commonly used measure of performance for broadcast companies.  We have presented Adjusted EBITDA data, which we believe is comparable to the data provided by other companies in the industry, because such data are commonly used as a measure of performance for broadcast companies; however, there can be no assurances that it is comparable.  Adjusted EBITDA does not purport to represent cash provided by operating activities as reflected in our consolidated statements of cash flows and is not a measure of financial performance under generally accepted accounting principles.  In addition, Adjusted EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.  Management believes the presentation of adjusted EBITDA is relevant and useful because (1) it is a measurement utilized by lenders to measure our ability to service our debt, (2) it is a measurement utilized by industry analysts to determine a private market value of our television stations and (3) it is a measurement industry analysts utilize when determining our operating performance.

(i)             “After tax cash flow” (ATCF) is defined as net income (loss) available to common shareholders, plus extraordinary items (before the effect of related tax benefits) plus depreciation and amortization (excluding film amortization), stock-based compensation, amortization of deferred financing costs, restructuring costs, contract termination costs, impairment and write down of long-lived assets, the cumulative adjustment for change in assets held for sale, the loss of equity investments (or minus the gain), loss on derivative instruments (or minus the gain), the deferred tax provision related to operations or minus the deferred tax benefit, and minus the gain or sale of assets and deferred NOL carrybacks.  We have presented ATCF data, which we believe is comparable to the data provided by other companies in the industry, because such data are commonly used as a measure of performance for broadcast companies; however, there can be no assurances that it is comparable. ATCF is presented here not as a measure of operating results and does not purport to represent cash provided by operating activities. ATCF should not be considered in isolation or as substitute for measures of performance prepared in accordance with generally accepted accounting principles. Management believes the presentation of ATCF is relevant and useful because ATCF is a measurement utilized by industry analysts to determine a public market value of our television stations and ATCF is a measurement analysts utilize when determining our operating performance.

(j)             “Total debt” is defined as long-term debt, net of unamortized discount, and capital lease obligations, including current portion thereof.  Total debt does not include the HYTOPS or our preferred stock.

(k)          HYTOPS represents our Obligated Mandatorily Redeemable Security of Subsidiary Trust Holding Solely KDSM Senior Debentures representing $200 million aggregate liquidation value.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

        We are a diversified broadcasting company that owns and operates, provides programming services pursuant to LMAs or provides sales services pursuant to outsourcing agreements to more television stations than all but one other commercial broadcasting group in the United States. We currently own, provide programming services pursuant to LMAs or provide sales services to 63 television stations in 40 markets.  We currently have duopolies where we own and operate two stations in ten markets; own and operate a station and provide programming and operating services to a second station in nine markets; own a station and provide or are provided sales, operational and managerial services to a second station in two markets.

Our operating revenues are derived from local and national advertisers and, to a much lesser extent, from political advertisers and television network compensation. Our revenues from local advertisers have continued to trend upward and revenues from national advertisers have continued to trend downward when measured as a percentage of gross broadcast revenue. We believe this trend is primarily the result of our focus on increasing local advertising revenues as a percentage of total advertising revenues and from an increase in the number of media outlets providing national advertisers a means by which to advertise their goods or services. Our efforts to mitigate the effect of increasing national media outlets, include continuing our efforts to increase local revenues and the development of innovative marketing strategies to sell traditional and non-traditional services to national advertisers.

Our primary operating expenses are syndicated program rights fees, commissions on revenues, employee salaries, and news-gathering and station promotional costs. Amortization and depreciation of costs associated with the acquisition of the stations and interest carrying charges are significant factors in determining our overall profitability.

Critical Accounting Policies and Estimates

        Our discussion and analysis of our financial condition and results of our operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to bad debts, income taxes, program contract costs, property and equipment, intangible assets, investments, and derivative contracts.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

        We have identified the policies below as critical to our business operations and the understanding of our results of operations.  For a detailed discussion on the application of these and other accounting policies, see the Notes to the Consolidated Financial Statements.

      Allowance for Doubtful Accounts.  We maintain allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  If the economy and /or the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make their payments, additional allowances may be required.

        Program Contract Costs.  We have agreements with distributors for the rights to television programming over contract periods which generally run from one to seven years.  Contract payments are made in installments over terms that are generally shorter than the contract period.  Each contract is recorded as an asset and a liability at an amount equal to its gross contractual commitment when the license period begins and the program is available for its first showing.  The portion of program contracts which become payable within one year is reflected as a current liability in the Consolidated Balance Sheets.

        The rights to program materials are reflected in the Consolidated Balance Sheets at the lower of unamortized cost or estimated net realizable value.  Estimated net realizable values are based upon management’s expectation of future advertising revenues net of sale commissions to be generated by the program material.  Amortization of program contract costs is generally computed using either a four year accelerated method or based on usage, whichever yields the greater amortization for each program.  Program contract costs, estimated by management to be amortized in the succeeding year, are classified as current assets.  Payments of program contract liabilities are typically paid on a scheduled basis and are not affected by adjustments for amortization or estimated net realizable value. If we are unable to realize management’s estimate of future advertising revenues, additional writedowns to net realizable value may be required.

        Valuation of Goodwill, Long-Lived Assets and Intangible Assets.  We periodically evaluate our goodwill, long-lived assets and intangible assets for potential impairment indicators.  Our judgments regarding the existence of impairment indicators are based on estimated future cash flows, market conditions, operational performance of our stations and legal factors.  Future events could cause us to conclude that impairment indicators exist and that the net book value of long-lived assets and intangible assets is impaired.  Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

        Income Taxes.  We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities.  We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on historical taxable income, projected future taxable income and the expected timing of the reversals of existing temporary differences.   If we are unable to generate sufficient taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, we could be required to establish a valuation allowance against all or a significant portion of our deferred tax assets resulting in a substantial increase in our effective tax rate and a material adverse impact on our operating results.

Set forth below are the principal types of broadcast revenues received by our stations for the periods indicated and the percentage contribution of each type to our total gross broadcast revenues:

BROADCAST REVENUE

(dollars in thousands)

	Years ended December 31,
	2001		2000		1999
Local/regional advertising	$407,162	54.6%	$423,902	50.3%	$397,047	51.1%
National advertising	316,510	42.4%	366,681	43.5%	354,257	45.6%
Network compensation	16,754	2.2%	17,657	2.1%	19,186	2.5%
Political advertising	2,559	0.3%	30,326	3.6%	3,157	0.4%
Production	3,404	0.5%	4,030	0.5%	3,530	0.4%
Broadcast revenues	746,389	100.0%	842,596	100.0%	777,177	100.0%
Less: agency commissions	(99,945)		(115,579)		(106,925)
Broadcast revenues, net	646,444		727,017		670,252
Barter revenues	56,912		57,351		63,387
Other revenues	6,925		4,494		—
Total revenues	$710,281		$788,862		$733,639

Our primary types of programming and their approximate percentages of 2001 net broadcast revenues were syndicated programming (52.1%), network programming (25.2%), news (12.5%), direct advertising programming (6.6%), sports programming (2.6%) and children’s programming (1.0%). Similarly, our five largest categories of advertising and their approximate percentages of 2001 net time sales were automotive (22.9%), professional services (9.7%), fast food advertising (9.1%), retail department stores (7.0%), and paid programming (7.0%). No other advertising category accounted for more than 5.0% of our net time sales in 2001. No individual advertiser accounted for more than 2.0% of our consolidated net broadcast revenues in 2001.

The following table sets forth certain of our operating data for the years ended December 31, 2001, 2000 and 1999. For definitions of items, see footnotes to table in “Item 6. Selected Financial Data”.

OPERATING DATA

(dollars in thousands)

	Years ended December 31,
	2001	2000	1999
Net broadcast revenue	$646,444	$727,017	$670,252
Barter revenues	56,912	57,351	63,387
Other revenues	6,925	4,494	—
Total revenues	710,281	788,862	733,639
Operating costs	320,553	329,489	283,334
Expenses from barter arrangements	50,591	51,300	57,561
Depreciation and amortization	274,668	246,660	220,625
Stock-based compensation	1,584	1,801	2,494
Impairment and write down charge of long-lived assets	16,229	—	—
Restructuring costs	3,836	—	—
Contract termination costs	5,135	—	—
Cumulative adjustment for change in assets held for sale	—	619	—
Operating income	$37,685	$158,993	$169,625
Net income (loss)	$(127,722)	$77,365	$167,784
Net income (loss) available to common shareholders	$(138,072)	$67,015	$157,434

Other Data:
Broadcast cash flow	$258,937	$338,909	$332,307
BCF margin	40.1%	46.6%	49.6%
Adjusted EBITDA	$238,919	$316,352	$313,271
Adjusted EBITDA margin	37.0%	43.5%	46.7%
After tax cash flow	$91,262	$145,469	$137,245
Program contract payments	102,256	94,303	79,473
Corporate expense	20,018	22,557	19,036
Capital expenditures	29,017	33,256	30,861
Cash flows from operating activities	58,888	69,127	130,665
Cash flows from (used in) investing activities	(33,338)	209,820	452,499
Cash flows used in financing activities	(2,422)	(291,264)	(570,024)

Results of Operations

Years ended December 31, 2001 and 2000

Net loss available to common stockholders for the year ended December 31, 2001 was $138.1 million or $1.64 per share compared to net income available to common stockholders for the year ended December 31, 2000 of $67.0 million or $0.73 per share.

Net broadcast revenues decreased $80.6 million to $646.4 million for the year ended December 31, 2001 from $727.0 million for the year ended December 31, 2000, or 11.1%. The decrease in net broadcast revenue for the year ended December 31, 2001 as compared to the year ended December 31, 2000 was comprised of a decrease in revenues of $89.1 million on a same station basis offset by an increase of $8.5 million related to 2000 acquisitions and the 2001 outsourcing agreement with Media Venture Management, Inc. owner of WTXL-TV.  Local sales decreased  $26.8 million and national sales decreased  $66.1 million on a same station basis, and were offset by an increase in other broadcast revenue of $3.8 million on a same station basis.  Other broadcast revenue increased by $5.8 million comprised of  $2.5 million related to our national representation firm agreement consummated in August 2001, an increase in tower rental revenue of  $1.2 million and an increase in syndicator revenue of  $1.8 million.  Political revenues declined $23.9 million to $2.2 million for the year ended December 31, 2001 compared to $26.1 million for the year ended December 30, 2000 or 91.6% representing 1.5% of the decrease in local revenues and 4.6% of the decrease in national revenues.  The decrease in political revenues was primarily the result of the Presidential election and numerous local elections during the 2000 period.  The decrease in national and local revenues was primarily due to a soft advertising market resulting from a weak economy as well as increasing competition from other forms of advertising-based mediums, particularly network, cable television, direct satellite television, and Internet that have a direct impact on the distribution of advertising dollars in our markets.  In addition, the events of September 11, 2001 had a direct impact on the revenues of media related businesses.  The terrorist attacks led to the pre-emption and cancellation of advertisements, which caused a $5.4 million revenue loss during 2001.

Other revenues increased  $2.4 million to $6.9 million for the year ended December 31, 2001 from $4.5 million for the year ended December 31, 2000 or 53.3%.  The increase was comprised of a general increase in Internet consulting and development revenue generated by G1440, which represents sales of $1.9 million and an increase in sales of $1.5 million due to the 2000 acquisition of a software design company, an increase in sales related to the “Builder” software product division offset by a decrease of $1.2 million related to the reorganization of the San Francisco office of G1440.

Total operating costs decreased $8.9 million to $320.6 million for the year ended December 31, 2001 from $329.5 million for the year ended December 31, 2000, or 2.7%. The decrease in operating costs for the year ended December 31, 2001 as compared to the year ended December 31, 2000 was comprised of a decrease in programming and production expense of $7.3 million and a decrease in selling, general and administrative costs of $1.7 million.  The increase in selling, general and administrative costs related to an increase of $1.9 million in general and administrative costs for G1440,  $0.7 million for health insurance, and $0.9 million in bad debt, offset by a decrease in sales expense of $2.7 million, and a decrease in salaries of $2.5 million.  On a same station basis operating costs decreased by $11.7 million offset by an increase of $5.7 million related to 2000 acquisitions and our outsourcing agreement with Media Venture Management, Inc.

Depreciation and amortization increased $28.0 million to $274.7 million for the year ended December 31, 2001 from $246.7 million for the year ended December 31, 2000. The increase in depreciation and amortization related to fixed asset, intangible asset, and program contract additions associated with the 2000 acquisitions and program contract additions related to our investment in  programming. See Recent Accounting Pronouncements, Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”

Interest expense decreased $8.6 million to $143.6 million for the year ended December 31, 2001 from $152.2 million for the year ended December 31, 2000, or 5.7%. The decrease in interest expense for the year ended December 31, 2001 as compared to the year ended December 31, 2000 primarily resulted from the reduction of our indebtedness using the proceeds from the disposition of our radio broadcast assets in December 2000 and, during 2001, an overall lower interest rate market environment, offset by an increase in interest expense related to capital leases. Subsidiary trust minority interest expense of $23.9 million for the year ended December 31, 2001 is related to the private placement of the $200 million aggregate liquidation value 11.625% high yield trust offered preferred securities (“the HYTOPS”) completed March 12, 1997.

Operating income decreased  $121.3 million to $37.7 million for the year ended December 31, 2001 from $159.0 million for the year ended December 31, 2000.   The net decrease in operating income for the year ended December 31, 2001 as compared to the year ended December 31, 2000 was primarily attributable to a decrease in net broadcast revenues,  an increase in depreciation and amortization, an impairment and write down charge of $16.2 million, a restructuring charge of $2.4 million related to a reduction in our work force of 186 employees and a restructuring charge of $1.4 million related to the discontinuance of the news at our stations KDNL-TV, St. Louis, Missouri and WXLV-TV in Winston-Salem, North Carolina, and contract termination costs associated with our change in national representation firms. These costs were offset by decreases in programming production costs as well as selling, general and administrative costs.

        During June 2001, the San Francisco office of our Internet consulting and development subsidiary was reorganized.  The office reduced staff  due to a significant slow down of business activity in the San Francisco market.  In addition, the focus of the San Francisco office has shifted toward marketing an existing product.  As a result, management determined that the San Francisco office’s goodwill was permanently impaired and, as such, recorded a charge to write-off goodwill in the amount of $2.8 million during June 2001. Also, during 2001, we wrote-off $4.2 million of fixed assets which represents the net book value of damaged, obsolete, or abandoned property. The impairment and write-down charge decreased operating income as noted above.

        During February 2001, we offered a voluntary early retirement program to eligible employees and implemented a restructuring program to reduce operating and overhead costs.  As a result, we reduced our staff by 186 employees and incurred a restructuring charge of $2.4 million which is included in the accompanying Consolidated Statements of Operations. During September 2001, KDNL-TV in St. Louis, Missouri discontinued programming its local news broadcast. As a result, we incurred a restructuring charge of $1.1 million.  During December 2001, WXLV-TV in Winston-Salem, North Carolina discontinued programming its local news broadcast.  As a result, we incurred a restructuring charge of $0.3 million.  The restructuring charges related to severance, operating contract termination costs, and legal costs. The restructuring charge decreased operating income for the year ended December 31, 2001.

        During the third quarter of 2001, Sinclair terminated its national representation agreements and entered into a new agreement with Katz Millennium Sales & Marketing, Inc. (“Millennium”). We incurred $5.1 million of contract termination costs which were reimbursed by Millennium.  Additionally, we received $21.4 million for entering the new contract.  Both the amounts will be recognized as revenue on a straight-line basis over the 5 year term of the contract.  The $5.1 million of contract termination costs decreased our operating income for the year ended December 31, 2001.

Loss related to investments decreased to $7.6 million for the year ended December 31, 2001 as compared to $16.8 million for the year ended December 31, 2000. The loss related to investments for the year ended December 31, 2001 primarily relates to a loss of $4.2 million recognized during 2001 as a result of our write-off of our loans to Acrodyne Communications, Inc. (“Acrodyne”), of which we hold approximately a 35% equity interest. We also recognized losses as a result of write-downs of our investments for How Stuff Works of $0.9 million, Chatfish of $0.6 million and Synergy of $2.1 million. Our equity earnings for our investment in Allegiance Capital increased by $0.2 million.

There were no discontinued operations for the year ended December 31, 2001 as compared to $4.9 million for the year ended December 31, 2000. The net income from discontinued operations, net of taxes for the year ended December 31, 2000 primarily resulted from the disposition of our radio broadcast assets in December 1999 and during 2000.

Interest and other income increased to $4.2 million for the year ended December 31, 2001 from $3.2 million for the year ended December 31, 2000. This increase was primarily due to $0.5 million of rent earned on our sublease of a building to Acrodyne and $0.5 million of other miscellaneous income.

As a result of the implementation of SFAS No. 133, one of our derivatives does not qualify for special hedge accounting treatment.  Therefore, this derivative must be recognized in the balance sheet at fair market value and the changes in fair market value are reflected in earnings. As a result, we recognized $32.2 million of losses during 2001.

Broadcast cash flow decreased $80.0 million to $258.9 million for the year ended December 31, 2001 from $338.9 million for the year ended December 31, 2000, or 23.6%. The broadcast cash flow margin for the year ended December 31, 2001 decreased to 40.1% from 46.6% for the year ended December 31, 2000.  The decrease in broadcast cash flow and margins for the year ended December 31, 2001 compared to the year ended December 31, 2000 was comprised of an $84.3 million, or 24.8%, decrease in broadcast cash flow on a same station basis, offset by an increase of $1.6 million related to the 2000 acquisitions and a decrease in operating expenses.

Adjusted EBITDA represents broadcast cash flow less corporate expenses. Adjusted EBITDA decreased $77.5 million to $238.9 million for the year ended December 31, 2001 from $316.4 million for the year ended December 31, 2000, or 24.5%. Adjusted EBITDA margin decreased to 37.0% for the year ended December 31, 2001 from 43.5% for the year ended December 31, 2000.  The decrease in adjusted EBITDA and margins  for the year ended December 31, 2001 as compared to the year ended December 31, 2000 resulted primarily from the circumstances affecting broadcast cash flow margins as noted above combined with a $2.5 million decrease in corporate expenses.

After tax cash flow decreased $54.2 million to $91.3 million for the year ended December 31, 2001 from $145.5 million for the year ended December 31, 2000, or 37.3%. The decrease in after tax cash flow for the year ended December 31, 2001 as compared to the year ended December 31, 2000 primarily resulted from a decrease in net broadcast revenues, offset by an increase in current tax benefit and a decrease in interest expense.

Years ended December 31, 2000 and 1999

Net broadcast revenues increased $56.7 million to $727.0 million for the year ended December 31, 2000 from $670.3 million for the year ended December 31, 1999, or 8.5%. The increase in net broadcast revenue for the year ended December 31, 2000 as compared to the year ended December 31, 1999 comprised of $26.2 million related to businesses acquired or disposed of by us in 1999 and 2000 (collectively the 1999 and 2000 Transactions) and a $30.5 million increase in net broadcast revenues on a same station basis, representing a 4.7% increase over the prior year’s net broadcast revenue for these stations. The increase in net broadcast revenues on a same station basis for the year ended December 31, 2000 as compared to the year ended December 31, 1999 primarily resulted from an increase in political revenues and an increase in revenues from our WB affiliates.

Other revenue for the year ended December 31, 2000 resulted from revenues derived from G1440, Inc., our majority owned Internet company which provides e-business solutions to various clients.

Total operating costs increased $46.2 million to $329.5 million for the year ended December 31, 2000 from $283.3 million for the year ended December 31, 1999, or 16.3%. The increase in operating costs for the year ended December 31, 2000 as compared to the year ended December 31, 1999 comprised of $23.3 million related to the 1999 and 2000 Transactions, $3.5 million related to an increase in corporate overhead expenses, and $19.3 million related to an increase in operating costs on a same station basis, representing a 7.9% increase over the prior year’s operating costs for those stations. The increase in corporate overhead expenses for the year ended December 31, 2000 related to our Internet business development and digital television technology investments which were not incurred during the same period in 1999. The increase in operating costs on a same station basis primarily resulted from costs incurred during 2000 related to our agreements with the FOX and WB networks which were not incurred during the same period of 1999. Our payments to the FOX network related to the purchase of additional prime time inventory and our payments to The WB network related to our agreement with the network which requires us to make payments as ratings increase. We expect to incur these costs in future periods. In addition, we experienced an increase in commission rates due to an increase in the number of local account executives during the year. The increased number of account executives is part of our strategy to increase the percentage of our revenues derived from local advertising. See “Item 1. Business -- Television Broadcasting (Innovative Local Sales and Marketing)”. As a result of a voluntary early retirement plan as well as a reduction in force, each of which was instituted in early 2001, we had a reduction in our work force of approximately 186 employees and incurred a restructuring charge of $2.4 million during the first quarter of 2001.

Depreciation and amortization increased $26.1 million to $246.7 million for the year ended December 31, 2000 from $220.6 million for the year ended December 31, 1999. The increase in depreciation and amortization related to fixed assets, intangible assets, and program contract additions associated with the 1999 and 2000 Transactions and program contract additions related to our investment to upgrade our programming.

Interest expense decreased $29.4 million to $148.9 million for the year ended December 31, 2000 from $178.3 million for the year ended December 31, 1999, or 16.5%. The decrease in interest expense for the year ended December 31, 2000 as compared to the year ended December 31, 1999 primarily resulted from the reduction of our indebtedness using the proceeds from the disposition of our radio broadcast assets in December 1999 and during 2000. Subsidiary trust minority interest expense of $23.9 million for the year ended December 31, 2000 is related to the private placement of the $200 million aggregate liquidation value 11.625% high yield trust offered preferred securities (the HYTOPS) completed March 12, 1997.

Interest and other income decreased to $3.2 million for the year ended December 31, 2000 from $4.0 million for the year ended December 31, 1999. This decrease was primarily due to the decrease in the average cash balance during the 2000 fiscal year as compared to the same period in 1999.

Loss related to investments increased to $16.8 million for the year ended December 31, 2000 as compared to $0.5 million for the year ended December 31, 1999. The increase in loss related to investments for the year ended December 31, 2000 as compared to the year ended December 31, 1999 primarily relates to a loss of $10.1 million recognized during 2000 as a result of our write-off of our investment in Acrodyne Communications, Inc. (“Acrodyne”), of which we hold approximately a 35% equity interest. Acrodyne, which manufactures transmitters and other broadcast equipment, announced in August 2000 that it would be restating its financial statements for the year ended December 31, 1999 and for the three months ended March 31, 2000 due to a restatement of inventory balances and gross profits for these periods. Acrodyne was delisted from NASDAQ as they have not yet completed these restatements. No assurance can be made that we will not incur future losses related to our investment in Acrodyne. See “Risk Factors — Our investment in Acrodyne Communications, Inc. may not deliver the value we paid or reach our strategic objectives”.  We also recognized a loss of $3.7 million related to our investment in BeautyBuys.com, which includes $2.7 million related to an agreement we entered into with BeautyBuys.com and Icon International (“Icon”).  Under the terms of this agreement, BeautyBuys.com would transfer and sell to Icon its remaining amount of advertising and promotional support to be received from us for a combination of $2.7 million in cash and certain trade credits from Icon. The cash received by BeautyBuys.com from Icon represents a measurement of the value of the future advertising we will need to provide to Icon and was recognized as expense during the fourth quarter of 2000. In addition, we recognized a loss of $2.2 million on our investment in Channel 23, LLC in Tuscaloosa, Alabama.

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

Broadcast cash flow increased $6.6 million to $338.9 million for the year ended December 31, 2000 from $332.3 million for the year ended December 31, 1999, or 2.0%. The increase in broadcast cash flow for the year ended December 31, 2000 as compared to the year ended December 31, 1999 was comprised of $7.4 million related to the 1999 and 2000 Transactions offset by a $0.8 million decrease in broadcast cash flow on a same station basis, representing a 0.3% decrease over the prior year’s broadcast cash flow for those stations. This decrease in broadcast cash flow on a same station basis primarily resulted from an increase in operating expenses and film payments offset by an increase in net broadcast revenues. Our broadcast cash flow margin decreased to 46.6% for the year ended December 31, 2000 from 49.6% for the year ended December 31, 1999. On a same station basis, broadcast cash flow margin decreased from 50.0% for the year ended December 31, 1999 to 47.7% for the year ended December 31, 2000. The decrease in broadcast cash flow margin for the year ended December 31, 2000 as compared to the year ended December 31, 1999 primarily resulted from an increase in operating expenses and film payments offset by an increase in net broadcast revenues.

Adjusted EBITDA represents broadcast cash flow less corporate expenses. Adjusted EBITDA increased $3.1 million to $316.4 million for the year ended December 31, 2000 from $313.3 million for the year ended December 31, 1999, or 1.0%. The increase in adjusted EBITDA for the year ended December 31, 2000 as compared to the year ended December 31, 1999 resulted from the 1999 and 2000 Transactions offset by a $3.5 million increase in corporate overhead expenses, as described above. Our adjusted EBITDA margin decreased to 43.5% for the year ended December 31, 2000 from 46.7% for the year ended December 31, 1999. This decrease in adjusted EBITDA margin resulted primarily from the circumstances affecting broadcast cash flow margins as noted above combined with an increase in corporate expenses.

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

Recent Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board approved Statement of Financial Accounting Standard (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill and certain other intangible assets including broadcast licenses. SFAS No. 142 also establishes a new method of testing goodwill and broadcast licenses for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 will result in discontinuation of amortization of our goodwill and broadcast licenses; however, we will be required to test goodwill and broadcast licenses for impairment under the new standard during 2002, which could have an adverse effect on our future results of operations if an impairment occurs. We are currently in the process of testing goodwill and broadcast licenses for impairment and the overall impact of SFAS No. 142, however, we have not yet had sufficient time to complete such evaluation. During the year ended December 31, 2001, we incurred goodwill amortization expense of $74.9 million. During the year ended December 31, 2001, we incurred amortization expense related to broadcast licenses of $22.8 million. Amortization expense for the year 2002 was projected to be $71.4 million related to goodwill and $25.6 million related to broadcast licenses. As a result of implementing SFAS No. 142 on January 1, 2002, our pretax net income will be higher by these amounts, assuming no impairment charges are incurred.

      Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133, and SFAS 138, Accounting for Derivative Instruments and Hedging Activities requires that an entity recognize all derivative instruments and hedging activities as either assets or liabilities on the balance sheet measured at their fair values.  Changes in fair value of all derivative instruments and hedging activities are required to be recognized through earnings unless specific hedge accounting criteria are met.  We adopted SFAS No. 133 as of January 1, 2001.

      During 2000, the FASB issued Emerging Issues Task Force Topic No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, A Company’s Own Stock (“EITF No. 00-19”) clarifying how freestanding contracts that are indexed to, and potentially settled in, a company’s own stock should be classified and measured.  As a result of the adoption of EITF No. 00-19, we reclassified our remaining equity put option contract from Additional Paid-In Capital — Equity Put Options in the stockholders’ equity section of our December 31, 2000 balance sheet to Equity Put Option in the mezzanine section of our December 31, 2000 balance sheet.

      In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121 and ABP Opinion No. 30.  This statement retains the fundamental provisions of SFAS No. 121 that require us to test long-lived assets for impairment using undiscounted cash flows; however, the statement eliminates the requirement to allocate goodwill to these long-lived assets.  The statement also requires that long-lived assets to be disposed of by a sale must be recorded at the lower of the carrying amount or the fair value, less the cost to sell the asset and depreciation should cease to be recorded on such assets. Any loss resulting from the write-down of the assets shall be recognized in income from continuing operations.

      Additionally, long-lived assets to be disposed of other than by sale may no longer be classified as discontinued until they are disposed of.  The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001.  We will apply this guidance prospectively.

Liquidity and Capital Resources

      Our primary source of liquidity is cash provided by operations and availability under our Amended and Restated 1998 Bank Credit Agreement. As of December 31, 2001, we had $32.1 million in cash balances and working capital of approximately $110.2 million. We anticipate that cash flow from our operations and revolving credit facility will be sufficient to satisfy our debt service obligations, dividend requirements, capital expenditure requirements and operating cash needs for the next year.  There can be no assurance that we will be successful in obtaining the required amount of funds for these items.  As of February 28, 2002, the remaining balance available under the revolving credit facility was $236.0 million. Based on pro forma trailing cash flow levels for the twelve months ended December 31, 2001, we had approximately $236.0 million available of current borrowing capacity under our revolving credit facility.

        On May 16, 2001, we closed on an amendment and restatement of the 1998 Bank Credit Agreement (the “Amended and Restated Bank Credit Agreement”) allowing us more operating capacity and liquidity.  The Amended and Restated Bank Credit Agreement reduced the aggregate borrowing capacity from $1.6 billion to $1.1 billion. We repaid the unamortized outstanding balance of the $750.0 million Term Loan Facility with the proceeds from the Amended and Restated Bank Credit Agreement.  The Amended and Restated Bank Credit Agreement consists of a $600 million Revolving Credit Facility and a $500 million Incremental Term Loan Facility repayable in consecutive quarterly installments amortizing 1% per year commencing March 31, 2003 and continuing through its maturity on September 30, 2009.  Availability under the Revolving Credit Facility reduces quarterly, commencing on September 30, 2003 and terminating at maturity.  We are required to prepay the Term Loan Facility and reduce the Revolving Credit Facility with (i) 100% of the net proceeds of any casualty loss or condemnation; (ii) 100% of the net proceeds of any sale or other disposition of any assets in excess of $100 million in the aggregate for any fiscal year, to the extent not used to acquire new assets; and (iii) 50% of excess cash flow (as defined) if our ratio of debt to EBITDA (as defined) exceeds a certain threshold.  The Amended and Restated Bank Credit Agreement contains representations and warranties, and affirmative and negative covenants, including among other restrictions, limitations on additional indebtedness, customary for credit facilities of this type.  The Amended and Restated Bank Credit Agreement is secured by a pledge of the stock of each of our subsidiaries other than KDSM, Inc., KDSM Licensee, Inc., Cresap Enterprises, Inc., Sinclair Capital and Sinclair Ventures, Inc.  As of December 31, 2001, we were in compliance with all debt covenants.

        The applicable interest rate for the Revolving Credit Facility is either LIBOR plus 1.25% to 3% or the alternative base rate plus zero to 1.75%.  The applicable interest rate for the Revolving Credit Facility is adjusted based on the ratio of total debt to four quarters’ trailing earnings before interest, taxes, depreciation and amortization. The applicable interest rate on the Incremental Term Loan Facility is LIBOR plus 3.50% or the alternative base rate plus 2.25% through maturity.

        As a result of amending our 1998 Bank Credit Agreement, we incurred debt acquisition costs of $8.5 million and recognized an extraordinary loss of $4.7 million, net of a tax benefit of $2.6 million.  The extraordinary loss represents the write-off of certain debt acquisition costs associated with indebtedness replaced by the new facility. The extraordinary loss was computed based on the guidance of EITF No. 96-19 Debtor’s Accounting for a Modification or Exchange of Debt Instrument and EITF No. 98-14 Debtor’s Accounting for changes in Line of Credit or Revolving Debt Arrangements.

        On October 30, 2001, we closed on a short-term amendment of our Amended and Restated Bank Credit Agreement.  The amendment, which is effective through September 30, 2002, provides for relaxed leverage and interest coverage ratios and increases pricing by 50 basis points during the amendment period.  On October 1, 2002, we revert back to our financial covenant and pricing levels as amended in May 2001.  As a result of the amendment, our interest rate on the Revolving Credit Facility and Incremental Term Loan Facility is LIBOR plus 3.5% and LIBOR plus 4.00%, respectively.  After November 14, 2002, the applicable interest rate on the Revolving Credit Facility is either LIBOR plus 1.25% to 3% or the alternative base rate plus zero to 1.75% adjusted quarterly based on the ratio of total debt to four quarters’ trailing earnings before interest, taxes, depreciation and amortization, as adjusted in accordance with the 1998 Bank Credit Agreement.  After November 14, 2002, the applicable interest rate on the Incremental Term Loan Facility is LIBOR plus 3.50% or the alternative base rate plus 2.25% through maturity. We incurred $3.4 million of debt acquisition costs as a result of amending our 1998 Bank Credit Agreement.  These costs were capitalized in accordance with EITF No. 96-19 and EITF No. 98-14 and will be amortized to interest expense over the remaining life of the debt.

The weighted average interest rates for outstanding indebtedness relating to the Amended and Restated Bank Credit Agreement during 2001 and as of December 31, 2001 were 6.57% and 5.85%, respectively.  Interest expense relating to the 1998 Bank Credit Agreement was $61.1 million and $79.3 million for years ended December 31, 2001 and 2000, respectively.

In December 2001, we completed the issuance of $310 million aggregate principal amount of 8.75% Senior Subordinated Notes (the “2001 Notes”), due 2011, generating net proceeds to us of $306.2 million.  The net proceeds of this offering were utilized to repay the 1995 Notes.  Interest on the 2001 Notes is payable semiannually on June 15th and December 15th of each year.  Interest expense was $1.7 million for the year ended December 31, 2001.  The 2001 Notes were issued under an indenture among SBG, its subsidiaries (“the guarantors”) and the trustee.  Costs associated with the offering totaled $4.1 million, including an underwriting discount of $3.8 million.  These costs were capitalized and are being amortized over the life of the debt.  Based on the quoted market price, the fair value of the 2001 Notes as of December 31, 2001 was $312.2 million.

On March 14, 2002, we completed an issuance of $300 million aggregate principal amount of 8% Senior Subordinated Notes (the “2002 Notes”), due 2012, generating gross proceeds of $300 million.  The gross proceeds of this offering were utilized to repay $300 million of the Term Loan Facility.  Interest on the 2002 Notes is payable semiannually on March 15th and September 15th of each year.  The 2002 Notes were issued under an indenture among SBG, its subsidiaries (the guarantors) and the trustee.  Costs associated with the offering totaled $3.4 million, including an underwriting discount of $2.8 million.  These costs were capitalized and are being amortized over the life of the debt.

Net cash flows from operating activities decreased to $58.9 million for the year ended December 31, 2001 from $69.1 million for the year ended December 31, 2000. We made income tax payments of $43.4 million for the year ended December 31, 2001 as compared to $121.4 million for the year ended December 31, 2000. This decrease in income tax payments was primarily due to income tax payments of $115.1 million made in connection with the sale of our radio broadcast assets in December 1999 and 2000. We made interest payments on outstanding indebtedness and payments for subsidiary trust minority interest expense totaling $173.6 million for the year ended December 31, 2001 as compared to $163.1 million for the year ended December 31, 2000.  Program rights payments increased to $102.3 million for the year ended December 31, 2001 from $94.3 million for the year ended December 31, 2000 or 8.5%. This increase in program rights payments was comprised of $1.2 million related to the 2000 Transactions and $6.8 million related to an increase in programming costs on a same station basis. This increase in program rights payments resulted from our investment to upgrade our television programming.

Net cash flows used in investing activities was $33.3 million for the year ended December 31, 2001 as compared to net cash flows from investing activity of $209.8 million for the year ended December 31, 2000. For the year ended December 31, 2001, we made cash payments of approximately $0.5 million related to the acquisition of television broadcast assets and received cash proceeds of $1.0 million related to the sale of broadcast assets. During the year ended December 31, 2001, we made equity investments of approximately $1.1 million. During 2001, we made payments for property and equipment of $29.0 million of which $21.6 million, related to digital conversion costs. For 2002, we anticipate to incur approximately $60.0 million of capital expenditures, of which $50.0 million relates to our digital conversion. In addition, we anticipate that future requirements for capital expenditures will include capital expenditures incurred during the ordinary course of business, including costs related to our conversion to digital television and additional strategic station acquisitions and equity investments if suitable investments can be identified on acceptable terms. We expect to fund such capital expenditures with cash generated from operating activities and funding from our Revolving Credit Facility.

Net cash flows used in financing activities decreased to $2.4 million for the year ended December 31, 2001 from $291.3 million for the year ended December 31, 2000. During the year ended December 31, 2001, we repaid $1.3 million under the Term Loan Facility and utilized borrowings under the Revolving Credit Facility of $1.3 million. In addition, we repurchased 618,600 shares of our Class A Common Stock for $4.4 million at an average cost per share of $7.11 for the year ended December 31, 2001.

We closed on the sale of four radio stations in Kansas City, Missouri in July 2000 for a purchase price of $126.6 million. In October 2000, we closed on the sale of our radio stations in the St. Louis market for a purchase price of $220.0 million and on the purchase of the stock of Grant Television, Inc., including the nonlicense assets of WNYO-TV in Buffalo, New York together with a $3.2 million note receivable issued by Sinclair that holds the license assets, for a purchase price of $48.0 million. In November 2000, we closed on the sale of our radio station in Wilkes-Barre, Pennsylvania for a purchase price of $0.6 million. These transactions are expected to generate net after-tax proceeds of approximately $229.0 million. We used the after-tax proceeds from these sales to repay bank debt, but we may subsequently re-borrow the money to finance our share repurchase program or to fund other investments and acquisitions.

On April 19, 1999, we entered into an agreement (“the ATC Agreement”) with American Tower Corporation, an independent owner, operator and developer of broadcast and wireless communication sites in the United States. Under the agreement, we would provide American Tower access to tower sites in a number of our markets currently expected to include Nashville, TN, Dayton, OH, and Birmingham, AL.  American Tower would construct new towers in each of these markets and would lease space on the towers to us. American Tower is also expected to provide tower space for Sinclair on existing towers in Des Moines, IA, Pensacola, FL, Greensboro, NC, Norfolk, VA, Rochester, NY, Flint, MI, and Las Vegas, NV. This is expected to provide us the additional tower capacity required to develop our digital television transmission needs in these markets at an initial capital outlay lower than would be required if we constructed these towers ourselves. The form of the master lease has been completed and agreed to; however, each market is subject to individual negotiations on terms specific to that market, which are still being negotiated with American Tower. If we cannot agree with American Tower on the terms and conditions of the individual market leases, neither party will have any obligation to the other under the ATC Agreement, which will then become a nullity.

Income Taxes

The income tax benefit decreased to $59.5 million for the year ended December 31, 2001 from a provision of $77.9 million for the year ended December 31, 2000.  For the year ended December 31, 2001, our pre-tax book loss from operations was $165.2 million and we recorded a tax benefit of $51.7 million.  For the year ended December 31, 2000, the provision for operations was $4.8 million.

As of December 31, 2001, we have a net deferred tax liability of $231.7 million as compared to a net deferred tax liability of $243.1 million as of December 31, 2000.  The decrease is primarily due to the generation of state net operating losses that will be available to offset future state tax liabilities and the accounting treatment of derivative instruments for tax purposes.  Our effective tax rate decreased to a benefit of 31.3% for the year ended December 31, 2001 from a provision of 15.6% for the year ended December 31, 2000.  The decrease in the effective tax rate primarily resulted from the relative impact of the non-deductible tax items in relation to changes in pre-tax losses for these years.

        In December 2001, the Internal Revenue Service (IRS) completed its examination of our federal income tax returns filed through 1997.  As a result of this settlement, our fiscal year 2001 benefit for income taxes reflects a $6.3 million reduction of taxes provided in prior periods.  The IRS has not initiated an examination of federal tax returns subsequent to 1997.  We believe that adequate accruals have been provided for all years.

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

Summary Disclosures about Contractual Obligations and Commercial Commitments

The following tables reflect a summary of our contractual cash obligations and other commercial commitments as of December 31, 2001:

	Payments Due by Year
					2005 and
	Total	2002	2003	2004	thereafter
	(amounts in thousands)
Contractual Cash Obligations
Notes payable, capital leases, and commercial bank financing	$1,642,535	$182	$5,209	$5,106	$1,632,038
Notes and capital leases payable to affiliates	55,285	9,973	8,929	8,367	28,016
HYTOPS	367,594	23,250	23,250	23,250	297,844
Operating leases	23,138	5,120	3,568	2,896	11,554
Employment contracts	21,907	14,727	5,824	1,274	82
Film liability — active	259,860	120,201	65,911	50,289	23,459
Film liability — future	113,667	11,874	36,397	26,299	39,097
Programming services	45,039	23,448	11,978	6,748	2,865
Maintenance and support	7,086	2,570	2,040	1,334	1,142
Other operating contracts	8,731	2,738	2,237	1,698	2,058
Total contractual cash obligations	$2,544,842	$214,083	$165,343	$127,261	$2,038,155

	Amount of Commitment Expiration Per Year
	Total Amounts				2005 and
	Committed	2002	2003	2004	thereafter
	(amounts in thousands)
Other Commercial Commitments
Letters of credit	$1,143	$82	$82	$82	$897
Guarantees	599	212	115	119	153
Partnership	12,634	12,634	—	—	—
Network affiliation agreements	13,617	6,501	1,423	1,423	4,270
LMA payments (1)	18,347	4,406	4,180	4,180	5,581
Total other commercial commitments	$46,340	$23,835	$5,800	$5,804	$10,901

(1)          Certain LMAs require us to reimburse the licensee owner their operating costs.  This amount will vary each month and, accordingly, these amounts were estimated through the date of LMA expiration based on historical cost experience.

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

We have a high level of debt and other obligations compared to stockholders’ equity. Our obligations include the following:

Indebtedness under the Amended and Restated Bank Credit Agreement. As of December 31, 2001, we owed $864.0 million under our Amended and Restated Bank Credit Agreement and had a $236.0 million remaining balance available. As of December 31, 2001, as adjusted to repay $300.0 million of term loan debt outstanding under our amended and restated bank credit agreement, we had an additional $236.0 million available of current borrowing capacity under our Amended and Restated Bank Credit

Agreement. As of February 28, 2002, we had approximately $236.0 million of available capacity under our amended and restated bank credit facility.

Indebtedness under notes. After the issuance on March 14, 2002 of our 8% senior subordinated notes due 2012, we have issued and outstanding four series of senior subordinated notes with aggregate principal amount issued and outstanding of $1,060.0 million.

Obligations under High Yield Trust Offered Preferred Securities (HYTOPS). Sinclair Capital, a subsidiary trust of Sinclair, has issued $200 million aggregate liquidation amount of HYTOPS. “Aggregate liquidation amount” means the amount Sinclair Capital must pay to the holders when it redeems the HYTOPS or upon liquidation. Sinclair Capital must redeem the HYTOPS in 2009. We are indirectly liable for the HYTOPS obligations because we issued $206.2 million liquidation amount of series C preferred stock to KDSM, Inc., our wholly owned subsidiary, to support $200.0 million aggregate principal amount of 11% notes that KDSM, Inc. issued to Sinclair Capital to support the HYTOPS.

Series D Convertible Exchangeable Preferred Stock. We have issued 3,450,000 shares of series D convertible exchangeable preferred stock with an aggregate liquidation preference of approximately $172.5 million. The liquidation preference means we would be required to pay the holders of series D convertible exchangeable preferred stock $172.5 million before we paid holders of common stock (or any other stock that is junior to the series D convertible exchangeable preferred stock) in any liquidation of Sinclair. We are not obligated to buy back or retire the series D convertible exchangeable preferred stock, but may do so at our option beginning in 2000 at a conversion rate of $22.8125 per share. In some circumstances, we may also exchange the series D convertible exchangeable preferred stock for 6% subordinated debentures due 2012 with an aggregate principal amount of $172.5 million.

Program Contracts Payable and Programming Commitments. Total current and long-term program contracts payable at December 31, 2001 were $120.2 million and $139.7 million, respectively. In addition, we enter into commitments to purchase future programming. Under these commitments, we were obligated on December 31, 2001 to make future payments totaling $113.7 million.

 Other.  Our commitments also include operating leases, sports programming, personnel contracts and other liabilities. The amount of these commitments may be material.

       Our relatively high level of debt poses the following risks to you and to Sinclair; particularly in periods of declining revenues:

•                  We use a significant portion of our cash flow to pay principal and interest on our outstanding debt and to pay dividends on preferred stock. This will limit the amount available for other purposes. For the twelve months ended December 31, 2001, we were required to pay $183.9 million in interest and preferred dividends (including dividend payments on the HYTOPS).

•                  Our lenders may not be as willing to lend additional amounts to us for future working capital needs, additional acquisitions, or other purposes.

•                  The interest rate under our amended and restated bank credit agreement is a floating rate, and will increase if general interest rates increase. This will increase the portion of our cash flow that must be spent on interest payments.

•                  We may be more vulnerable to adverse economic conditions than less leveraged competitors and thus less able to withstand competitive pressures.

•                  Our ability to pay our obligations as they come due could become more difficult.

•                  If our cash flow were inadequate to make interest and principal payments, we might have to refinance our indebtedness or sell one or more of our stations to reduce debt service obligations.

•                  We may not be able to maintain our debt covenants.

       Any of these events could have a material adverse effect on us.

We depend on advertising revenue, which has decreased recently as a result of a number of conditions.

    Our main source of revenue is sales of advertising time. Our ability to sell advertising time depends on:

•                  the health of the economy in the areas where our stations are located and in the nation as a whole;

•                  the popularity of our programming;

•                  changes in the makeup of the population in the areas where our stations are located;

•                  pricing fluctuations in local and national advertising;

•                  the activities of our competitors, including increased competition from other forms of advertising-based mediums, particularly network, cable television, direct satellite television, Internet and radio;

•                  the decreased demand for political advertising in non-election years; and

•                  other factors that may be beyond our control.

There was a dramatic decline in advertising revenue generally in 2001. As a result of the foregoing factors, our advertising revenue has also decreased significantly.

The events of September 11, 2001 have exacerbated a weak advertising market.

Before the events of September 11, 2001, our revenues and cash flow had declined as compared to the previous year as a result of a soft advertising market resulting from a weak overall economic environment.  The terrorist attacks on September 11, 2001 caused advertising revenues to decline further as a result of commercial-free news coverage and uncertainty in the wake of these attacks. The terrorist attacks led to the pre-emption and cancellation of advertisements, which caused a $5.4 million revenue loss during 2001.  These impacts are likely to continue in 2002 and could materially and adversely impact our business and liquidity.

Our flexibility is limited by promises we have made to our lenders.

Our existing financing agreements prevent us from taking certain actions and require us to meet certain tests. These restrictions and tests include the following:

•                  Restrictions on additional debt,

•                  Restrictions on our ability to pledge our assets as security for our indebtedness,

•                  Restrictions on payment of dividends, the repurchase of stock and other payments relating to capital stock,

•                  Restrictions on some sales of assets and the use of proceeds of asset sales,

•                  Restrictions on mergers and other acquisitions, satisfaction of conditions for acquisitions, and a limit on the total amount of acquisitions without consent of bank lenders,

•                  Restrictions on the type of businesses we and our subsidiaries may be in,

•                  Restrictions on the type and amounts of investments we and our subsidiaries may make, and

•                  Financial ratio and condition tests including the ratio of earnings before interest, taxes, depreciation and amortization (EBITDA) to total interest expense, the ratio of EBITDA to certain of our fixed expenses, and the ratio of indebtedness to EBITDA.

Future financing arrangements may contain additional restrictions and tests. These restrictions and tests may prevent us from taking action that could increase the value of our securities, or may require actions that decrease the value of our securities. In addition, we may fail to meet the tests and thereby default on one or more of our obligations (particularly if the economy continues to soften and thereby reduces our advertising revenues). If we default on our obligations, creditors could require immediate payment of the obligations or foreclose on collateral. If this happened, we could be forced to sell assets or take other action that would reduce significantly the value of our securities.

Key officers and directors have financial interests that are different and sometimes opposite to those of Sinclair.

Some of our officers and directors own stock or partnership interests in businesses that engage in television broadcasting, do business with us, or otherwise do business that conflicts with our interests. David D. Smith, Frederick G. Smith, and J. Duncan Smith are each an officer and director of Sinclair, and Robert E. Smith is a director of Sinclair. Together, the Smiths hold shares of our common stock that have a majority of the voting power. The Smiths own television station WTTA-TV in St. Petersburg, Florida, which is programmed pursuant to an LMA with us. The Smiths also own businesses that lease real property and tower space to us, buy advertising time from us, and engage in other transactions with us. In addition, relatives of the Smiths hold a majority of the equity, and recently acquired the voting control, of Cunningham Broadcasting Corporation (formerly Glencairn, Ltd.),  Cunningham holds the licenses for certain television stations that we program under local marketing agreements.

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

David D. Smith, Frederick G. Smith, J. Duncan Smith and Robert E. Smith control the outcome of all matters submitted to a vote of stockholders. The Smiths hold class B common stock, which generally has 10 votes per share. Our class A common stock has only one vote per share. Our other series of preferred stock generally do not have voting rights. We describe in detail the voting rights of shares of our capital stock in portions of Sinclair’s proxy statement for the 2001 annual meeting of shareholders under the heading “Security Ownership of Certain Beneficial Owners”. As of February 28, 2002, the Smiths held shares representing 91% of the vote on most matters and representing 51% of the vote on the few matters for which class B shares have only one vote per share. The Smiths have agreed with each other that until 2005 they will vote for each other as director.

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

We must purchase television programming in advance but cannot predict if a particular show will be popular enough to cover its cost.  In addition, our business is subject to the popularity of the network we are affiliated with.

One of our most significant costs is television programming. If a particular program is not popular in relation to its costs, we may not be able to sell enough advertising time to cover the costs of the program. Since we purchase programming content from others rather than produce it ourselves, we also have little control over the costs of programming. We usually must purchase programming several years in advance, and may have to commit to purchase more than one year’s worth of programming. Finally, we may replace programs that are doing poorly before we have recaptured any significant portion of the costs we incurred, or accounted fully for the costs on our books for financial reporting purposes. Any of these factors could reduce our revenues or otherwise cause our costs to escalate relative to revenues. These factors are exacerbated during a weak advertising market. Additionally, our business is subject to the popularity of the programs provided by the networks with which we have affiliation agreements or which provide us programming. Each of our affiliation groups experienced revenue declines in 2001 and this trend could continue in the future.

We may lose a large amount of programming if a network terminates its affiliation with us.

Affiliation agreements between our stations and FOX network expired in 2001, in part as a result of FOX having failed to exercise an option to renew the affiliation agreements for these stations for an additional five years. The FOX-affiliated stations continue to carry FOX programming notwithstanding the fact that their affiliation agreements have expired and we are currently in discussion with FOX to secure long-term affiliation agreements. FOX, however, has recently acquired a television station in Baltimore, where Sinclair owns a station currently affiliated with FOX. There is no assurance that FOX will enter into an affiliation agreement in Baltimore or any other market.

In addition, the affiliation agreements of three ABC stations (WEAR-TV, in Pensacola, Florida, WCHS-TV, in Charleston, West Virginia and WXLV-TV, in Greensboro/Winston-Salem, North Carolina) have expired.  In general, we continue to operate these stations as an ABC affiliate and we do not believe ABC has any current plans to terminate the affiliation of any of these stations.

We also received a notice from NBC that prevents what would have otherwise been an automatic 5-year extension of the affiliation agreements for WICS/WICD (Champaign, Springfield, Illinois), and WKEF-TV (Dayton, Ohio), which are due to expire on June 30, 2002 and April 1, 2003, respectively.  We are currently discussing extensions of these agreements with NBC.

If we do not enter into affiliation agreements to replace the expired or expiring agreements, we may no longer be able to carry programming of the relevant network. This loss of programming would require us to obtain replacement programming, which may involve higher costs and which may not be as attractive to our target audiences.

Competition from other broadcasters and other sources may cause our advertising sales to go down and/or our costs to go up.

We face intense competition in our industry and markets from the following:

New Technology and the Subdivision of Markets. New technologies enable our competitors to tailor their programming for specific segments of the viewing public to a degree not possible before. As a result, the overall market share of broadcasters, including ourselves, whose approach or equipment may not permit such a discriminating approach is under new pressures. The new technologies and approaches include:

•                  cable,

•                  satellite-to-home distribution,

•                  pay-per-view, and

•                  home video and entertainment systems.

Future Technology under Development. Cable providers and direct broadcast satellite companies are developing new techniques that allow them to transmit more channels on their existing equipment. These so-called “video compression techniques” will reduce the cost of creating channels, and may lead to the division of the television industry into ever more specialized niche markets. Video compression is available to us as well, but competitors who target programming to such sharply defined markets may gain an advantage over us for television advertising revenues. Lowering the cost of creating channels may also encourage new competitors to enter our markets and compete with us for advertising revenue.

In-Market Competition. We also face more conventional competition from rivals that may be larger and have greater resources than we have. These include:

•                  other local free over-the-air broadcast stations, and

•                  other media, such as newspapers, periodicals, and cable systems.

Deregulation. Recent changes in law have also increased competition. The 1996 Act created greater flexibility and removed some limits on station ownership. Telephone, cable and some other companies are also free to provide video services in competition with us. On February 19, 2002, the U.S. Court of Appeals for the D.C. Circuit vacated the FCC’s rule prohibiting the common ownership of a television station and a cable system that serve the same market. As a result, new companies are able to enter our markets to compete with us. In addition, the court remanded to the FCC the FCC’s decision to uphold its national ownership rule limiting entities from having “attributable interests” in television stations that reach more than 35% of all television households in the U.S. We currently reach approximately 25% of U.S. television households on an actual basis and approximately 15% using the formula specified by the FCC. Our ability to expand through the acquisition of additional stations in new markets could be limited by the current rules.

The phased introduction of digital television will increase our operating costs and may expose us to increased competition.

All commercial television stations in the United States must start broadcasting in digital format by May 2002 and must abandon the present analog format by 2006, although in mid-November 2001, the FCC modified a number of its DTV transition rules to help speed the transition to DTV. Broadcasters may now initially construct lower-powered DTV facilities and retain the right to expand their coverage area, and stations in markets above the top thirty may operate their DTV facilities initially at a reduced schedule by providing, at a minimum, a digital signal during prime time hours. During the DTV transition period (2006 or such later date to which the FCC may extend the transition), each existing analog television station will be permitted to operate a second station that will broadcast using a digital standard. After completion of the transition period, the FCC will reclaim the non-digital channels. The FCC also created a procedure allowing stations to apply for up to a six month extension of the May 1, 2002 deadline. We recently filed applications for extensions for 32 of our stations. Extension requests are handled on a case-by-case basis by the FCC. There can be no assurance that we will receive such extensions or that we will be able to commence digital operations by the time required under any such extensions. The FCC required the affiliates of ABC, CBS, FOX and NBC in the top ten markets to commence broadcasting in digital format by May 1, 1999. The affiliates of these networks in the next 20 markets were required to commence digital broadcasting by November 1999. We have no stations that needed to have digital operations by the May 1, 1999 deadline and four of the stations that needed to meet the November 1999 deadline. Three of these four stations are broadcasting in digital format. With respect to the other station, we have an application pending for a DTV construction permit and the FCC has granted us special temporary authority to begin digital operations prior to grant of the construction permit. While we have timely filed all necessary digital television construction permit applications with the FCC for the remaining stations, some construction permits have not yet been granted and not all of our stations will start broadcasting in digital format by the May 2002 deadline. Pursuant to the FCC’s modified rules, stations that have not yet been granted a construction permit may request special temporary authority to commence digital operation and some of our stations may be able to obtain such special temporary authority.  We currently cannot predict the implications of our stations’ failure to obtain special temporary authorities or extensions. We also cannot determine definitively how the conversion will affect our business.

There is considerable uncertainty about the final form of the FCC digital regulations. Even so, we believe that these new developments may have the following effects on us:

Reclamation of analog channels. Congress directed the FCC to begin auctioning analog channels 60-69 in 2001, even though the FCC is not to reclaim them until 2006. The channel 60-69 auction is presently scheduled for June 19, 2002. If the channels are owned by our competitors, they may exert increased competitive pressure on our operations.  In addition, the FCC released a Report and Order on January 18, 2002 reallocating the 698-746 MHz spectrum band, currently comprising television channels 52-59, to permit both wireless services and certain new broadcast operations. The Communications Act of 1934, requires the FCC to conduct an auction of this spectrum by September 30, 2002 and requires that analog broadcasters cease operation on this spectrum by the end of 2006 unless the FCC extends the end of the digital transition. Congress further permitted broadcasters to bid on the reallocated analog channels in cities with populations over 400,000. The FCC envisions that this band will be used for a variety of broadcast-type applications including two-way interactive services and services using coded orthogonal frequency division multiplex (“COFDM”) technology.  We cannot predict how the development of this spectrum will affect our television operations.

Signal Quality Issues. Our tests have indicated that the digital standard mandated (which mandate was recently reaffirmed) by the FCC, 8-level vestigial sideband (“8-VSB”), is currently unable to provide for reliable reception of a DTV signal through a simple indoor antenna. Absent improvements in DTV receivers, or an FCC ruling allowing us to use an alternative standard, continued reliance on the 8-VSB digital standard may not allow us to provide the same reception coverage with our digital signals as we can with our current analog signals. Furthermore, the FCC generally has made available much higher power allocations to digital stations that will replace stations on existing channels 2 through 13 than digital stations that will replace existing channels 14 through 69. The majority of our analog facilities operate between channels 14 through 69. This power disparity could put us at a disadvantage to our competitors that now operate on channels 2 through 13.

Because of this poor reception quality and coverage, we may be forced to rely on cable television or other alternative means of transmission to deliver our digital signals to all of the viewers we are able to reach with our current analog signals. While the FCC ruled that cable companies are required to carry the signals of digital-only television stations, the agency has tentatively concluded, subject to additional inquiry, that cable companies should not be required to carry both the analog and digital signals of stations during the transition period when stations will be broadcasting in both modes. If the FCC does not require this, cable customers in our broadcast markets may not receive our digital signal, which could negatively impact our stations.

Capital and operating costs. We will incur costs to replace equipment in our stations in order to provide digital television. Some of our stations will also incur increased utilities costs as a result of converting to digital operations. We cannot be certain we will be able to increase revenues to offset these additional costs.

Subscription fees and system compatibility. The FCC has determined to assess a fee in the amount of 5% of gross revenues on digital television subscription services. If we are unable to pass this cost through to our subscribers, this fee will reduce our earnings from any digital television subscription services we implement in the future. Under current regulations recently affirmed by the FCC, cable systems are only required to carry non-digital signals. Given this climate of market uncertainty and regulatory change, we cannot be sure what impact the FCC’s actions might have on our plans and results in the area of digital television.

Conversion and programming costs. We expect to incur approximately $150.0 million in costs of which we have incurred $48.6 million through December 31, 2001 to convert our stations from the current analog format to digital format. However, our costs may be higher than this estimate. In addition, we may incur additional costs to obtain programming for the additional channels made available by digital technology. Increased revenues from the additional channels may not make up for the conversion cost and additional programming expenses. Also, multiple channels programmed by other stations could increase competition in our markets.

Federal regulation of the broadcasting industry limits our operating flexibility.

The FCC regulates our business, just as it does all other companies in the broadcasting industry. We must ask the FCC’s approval whenever we need a new license, seek to renew, or assign, or modify a license, purchase a new station, or transfer the control of one of our subsidiaries that holds a license. Our FCC licenses and those of the stations we program pursuant to LMAs are critical to our operations; we cannot operate without them. We cannot be certain that the FCC will renew these licenses in the future, or approve new acquisitions.

Federal legislation and FCC rules have changed significantly in recent years and can be expected to continue to change. These changes may limit our ability to conduct our business in ways that we believe would be advantageous and may thereby affect our operating results.

The FCC’s ownership restrictions limit our ability to operate multiple television stations, and recent changes in these rules may threaten our existing strategic approach to certain television markets.

General limitations.

The FCC’s ownership rules limit us from having “attributable interests” in television stations that reach more than 35% (using a calculation method specified by the FCC) of all television households in the U.S. We reach approximately 25% of U.S. television households on an actual basis or, under the FCC’s method for calculating this limit, approximately 15%. Our ability to expand through the acquisition of additional stations in new markets is limited by these rules although the U.S. Court of Appeals for the D.C. Circuit recently remanded to the FCC its decision not to raise this percentage.

Changes in the rules on television ownership and local marketing agreements.

A number of television stations, including certain of our stations, have entered into what have commonly been referred to as local marketing agreements or LMAs. While these agreements may take varying forms, one typical type of LMA is a programming agreement between two separately owned television stations serving the same market, whereby the licensee of one station programs substantial portions of the broadcast day and sells advertising time during such program segments on the other licensee’s station subject to ultimate editorial and other controls being exercised by the latter licensee. The licensee of the station which is being substantially programmed by another entity must maintain complete responsibility for and control over the programming, financing, personnel and operations of its broadcast station and is responsible for compliance with applicable FCC rules and policies.

Terminating or modifying our LMAs could affect our business in the following ways:

Losses on investments. As part of our LMA arrangements, we own the non-license assets used by the stations with which we have LMAs. If our LMA arrangements are no longer permitted, we would be forced to sell these assets, or find another use for them. If LMAs are prohibited, the market for such assets may not be as good as when we purchased them and we would need to sell the assets to the owner or a purchaser of the related license assets. Therefore, we cannot be certain we will recoup our investments.

Termination penalties. If the FCC requires us to modify or terminate existing LMAs before the terms of the LMAs expire, we may be forced to pay termination penalties under the terms of some of our LMAs.

Outsourcing Agreements

  In addition to our LMAs and duopolies, we have entered into two (and intend to seek opportunities for additional) outsourcing agreements in which our stations provide or are provided various non-programming services such as sales, operational and managerial services to or by other stations.  One of these arrangements (relating to WTXL-TV, Tallahassee, Florida, to which we provide services) has been challenged by a complaint to the FCC made in the fourth quarter of 2001. We and our counterparty have responded to this complaint and we cannot predict the outcome of the proceeding.

Failure of Owner/Licensee to Exercise Control

The FCC requires the owner/licensee of a station to maintain independent control over the programming and operations of the station. As a result, the owners/licensees of the stations with which we have LMAs or Outsourcing Agreements can exert control over their stations in ways that may be counter to our interests, including the right to preempt programming or terminate in certain instances.

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

We have lost money in three of the last five years, and may continue to do so indefinitely.

We have suffered net losses in three of the last five years. In 1999 and 2000, we reported earnings, but this was largely due to a gain on the sale of our radio stations. Our losses are due to a variety of cash and non-cash expenses including, in particular:

Cash Expenses:	Interest

Restructuring Costs:

During 2001, we offered a voluntary retirement program to eligible employees and implemented a restructuring program to reduce operating and overhead expenses. Also during 2001, we discontinued programming the local news broadcast at our stations KDNL-TV in St. Louis, Missouri and WXLV-TV in Winston-Salem, North Carolina. As a result, we incurred a restructuring charge of $3.8 million during the year ended December 31, 2001.

Non-cash Expenses:	Depreciation, amortization (primarily of programming and intangibles), and deferred compensation

Impairment:

During June 2001, the San Francisco office of our Internet consulting and development subsidiary was reorganized. The office reduced staff due to a significant slow down of business activity in the San Francisco market. In addition, the focus of the San Francisco office has shifted toward marketing an existing G1440, Inc. product. As a result, management determined that the San Francisco office’s goodwill was permanently impaired and, as such, recorded a charge to write-off goodwill in the amount of $2.8 million during June 2001.

During 2001, we wrote-off $4.2 million of fixed assets which represents the net book value of damaged, obsolete, or abandoned property.

Under the provisions of SFAS No. 121, we evaluate our long-lived assets for financial impairment by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. Based on such evaluation, we determined that our station KBSI-TV in Paducah, Kentucky had an impairment to goodwill and recorded a charge to write off goodwill in the amount of $9.2 million during December 2001. We believe that as of December 31, 2001, the carrying amounts of the remainder of our tangible and intangible assets have not been similarly impaired.

Loss on Derivatives:

As a result of implementing SFAS No. 133, one of our derivatives does not qualify for special hedge accounting treatment.  Therefore, this derivative must be recognized in the balance sheet at fair market value and the changes in fair market value are reflected in earnings.  We recognized $32.2 million of losses during 2001.

For the quarter ended December 31, 2001, we reported a $9.5 million extraordinary expense item related to the call premium and write-off of deferred financing costs and interest, net of taxes, resulting from the early redemption of our 10% senior subordinated notes due 2005.

Our net losses may continue indefinitely for these or other reasons.

Our recent investments in Internet and other businesses may not deliver the value we paid for them or reach our strategic objectives.

Our strategy includes investing in and working with Internet-related businesses. In pursuit of this strategy, we made several investments in Internet-related businesses in 1999 and 2000 and may make additional investments as appropriate opportunities arise. The long term value of Internet-related businesses has yet to be determined, the stock prices of publicly-traded Internet-related companies generally declined dramatically in 2000 and throughout 2001, and we cannot assure you that these investments will be worth the amount of our investment, or that we will be able to develop services that are profitable for Sinclair or the businesses in which we have invested. If the businesses in which we have invested fail to succeed, we may lose as much as all of our investment in the businesses. We may also spend additional funds and devote additional resources to these businesses, and these additional investments may also be lost.

Our investment in Acrodyne Communications, Inc. may not deliver the value we paid or reach our strategic objectives.

In January 1999, we acquired common stock of Acrodyne Communications, Inc. and currently hold a 35% ownership interest. Acrodyne manufactures television transmitters and other broadcast equipment. During August 2000, Acrodyne announced that it would be restating its financial statements for the year ended December 31, 1999 and for the three months ended March 31, 2000 due to an overstatement of revenue, inventory balances, and gross profits. As a result of the restatement, Acrodyne was unable to file its quarterly and annual reports with the SEC for the periods ending June 30, 2000 through September 30, 2001. During September 2000, Acrodyne was delisted from Nasdaq. As a result of the above, we wrote-off our investment in Acrodyne to zero and recorded a loss of $10.1 million as a loss from equity investments during the year ended December 31, 2000. Acrodyne’s auditors have indicated in their audit report that there is substantial doubt about Acrodyne’s ability to continue as a going concern.

        In addition, as of December 31, 2001, we had placed orders for 21 transmitter systems for an aggregate purchase price of approximately $10.2 million of which $8.5 million represents construction in progress and has been paid to Acrodyne. We also from time to time, lend funds to Acrodyne for working capital needs under existing working capital lines of credit, of which up to $0.025 million was available for future borrowings by Acrodyne as of December 31, 2001. As of December 31, 2001, we had loaned Acrodyne $7.1 million, all of which has been reserved. We may also spend additional funds and devote additional resources to Acrodyne and our existing or any additional investments or our construction in progress may be lost.

        In September 2000, Acrodyne, along with two of its officers and directors, one of which is an officer of Sinclair, was joined as a defendant in a class action in the United States District Court for the District of Maryland. This lawsuit asserts that Acrodyne issued false and misleading financial statements. Acrodyne reached a settlement with the plaintiff’s counsel. The settlement requires Acrodyne to issue to the plaintiff warrants to purchase 1,600,000 shares of Acrodyne common stock at an exercise price of $1.00 per share. The warrants expire after five years. Acrodyne has also agreed to pay the plaintiffs $750,000, with the cash portion of the settlement funded by its officers’ and directors’ indemnity insurance policy. A Memorandum of Understanding reflecting the material terms of the settlement was filed with the Court on March 1, 2001. On April 6, 2001, the parties submitted to the Court a Stipulation and Agreement of Settlement and all required documents to effectuate the settlement and/or enter a final judgement approving the settlement and dismissing the lawsuit. On June 26, 2001, the Court (i) found the settlement to be fair, reasonable, and adequate and in the best interests of the parties; (ii) settled, released, discharged and dismissed with prejudice the cases against the defendants; (iii) determined that neither the settlement nor any of the documents or statements associated therewith are, or shall be construed as, a concession or admission by the defendants of the existence of any damages or wrongdoing; and (iv) awarded the plaintiff’s counsel 25% of the gross amount of the settlement fund as attorneys’ fees, which amount is to be paid out of the settlement fund. Sinclair officers hold three board seats on Acrodyne’s Board of Directors and though not named in the existing class action lawsuit, may be subject to a future claim.

        During 2001 and 2000, we advanced and guaranteed loans to Acrodyne under various credit facilities which were fully reserved as of December 31, 2001.  Accordingly, we incurred a loss of $4.2 million and $3.2 million during 2001 and 2000, respectively which has also been reflected in the accompanying Statements of Operations as “loss related to investments”.

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

Interest Rate Risks

We are exposed to market risk from changes in interest rates, which arises from the floating rate debt. As of December 31, 2001, we were obligated on $864 million of indebtedness carrying a floating interest rate. We enter into interest rate derivative agreements to reduce the impact of changing interest rates on our floating rate debt.

        As of December 31, 2001, we had one floating-to-fixed interest rate swap agreement which expires on June 5, 2006. The swap agreement effectively sets fixed rates on our floating rate debt in the range of 5.95% to 7.00%. Floating interest rates are based upon the three month London Interbank Offered Rate (“LIBOR”), and the measurement and settlement is performed quarterly. Settlements of this agreement are recorded as adjustments to interest expense in the relevant periods. The notional amount related to this agreement was $575 million at December 31, 2001. In addition, during 2001, we entered into two fixed-to-floating rate derivatives with notional amounts of $250 million and $200 million. At December 31, 2001, we had $864 million of floating rate debt of which $575 million was effectively converted to fixed rate debt by way of a swap. Additionally, we had $760 million of fixed rate debt at December 31, 2001 of which $450 million was converted to floating rate debt by way of a swap.  Consequently, we had $739 million of floating rate debt at December 31, 2001 and a 1% increase in LIBOR rate would result in annualized interest expense of approximately $7.4 million.

We are also exposed to risk from a change in interest rates to the extent we are required to refinance existing fixed rate indebtedness at rates higher than those prevailing at the time the existing indebtedness was incurred. As of December 31, 2001, we had senior subordinated notes totaling $450 million and $310 million expiring in the years 2007 and 2011, respectively. Based upon the quoted market price, the fair value of the notes was $764 million as of December 31, 2001. Generally, the fair market value of the notes will decrease as interest rates rise and increase as interest rates fall. We estimate that a 1% increase from prevailing interest rates would result in a decrease in fair value of the notes by approximately $39 million as of December 31, 2001.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this item are filed as exhibits to this report, are listed under Item 14(a)(1) and (2), and are incorporated by reference in this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item will be included in our proxy statement for the 2002 annual meeting of shareholders under the caption “Directors and Executive Officers” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2001, and is incorporated by reference in this report.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item will be included in our proxy statement for the 2002 annual meeting of shareholders under the caption “Executive Compensation” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2001, and is incorporated by reference in this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item will be included in our proxy statement for the 2002 annual meeting of shareholders under the caption “Security Ownership of Certain Beneficial Owners and Management” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2001, and is incorporated by reference in this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item will be included in our proxy statement for the 2002 annual meeting of shareholders under the caption “Certain Relationships and Related Transactions” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2001, and is incorporated by reference in this report.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (a) (1) Financial Statements

The following financial statements required by this item are submitted in a separate section beginning on page F-1 of this report.

Sinclair Broadcast Group, Inc. Financial Statements:

Report of Independent Public Accountants

Consolidated Balance Sheets as of December 31, 2001 and 2000

Consolidated Statements of Operations for the Years Ended December 31, 2001, 2000 and 1999

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2001, 2000 and 1999

Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999

Notes to Consolidated Financial Statements

Management’s Report on Consolidated Financial Statements and Internal Controls

Acrodyne Communications, Inc. Financial Statements:

Report of Independent Public Accountants

Consolidated Balance Sheets as of December 31, 2000 and 1999

Consolidated Statements of Operations for the Years Ended December 31, 2000 and 1999

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2000 and 1999

Consolidated Statements of Cash Flows for the Years Ended December 31, 2000 and 1999

Notes to Consolidated Financial Statements

(a)          (2)  Financial Statements Schedules

The following financial statements schedules required by this item are submitted on pages S-1 through S-3 of this Report.

The following financial statements schedules required by this item are submitted on pages S-1 through S-3 of this Report.

Index to Schedules

Report of Independent Public Accountants

Schedule II-Valuation and Qualifying Accounts

        All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the accompanying notes.

(a) (3) Exhibits

The exhibit index in Item 14(c) is incorporated by reference in this report.

(b) Reports on Form 8-K

There was one report on Form 8-K filed by the registrant on November 28, 2001 during the fourth quarter of the fiscal year ended December 31, 2001.

 (c) Exhibits

The following exhibits are filed with this report:

EXHIBIT NO.	EXHIBIT DESCRIPTION

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	By-laws (2)

4.1	Indenture, dated as of December 9, 1993, among Sinclair Broadcast Group, Inc., its wholly-owned subsidiaries and First Union Nation Bank of North Carolina, as trustee. (2)

4.2	Indenture, dated as of August 28, 1995, among Sinclair Broadcast Group, Inc., its wholly-owned subsidiaries and the United States Trust Company of New York as trustee. (2)

4.3	Subordinated Indenture, dated as of December 17, 1997, among Sinclair Broadcast Group, Inc., and First Union National Bank, as trustee. (3)

4.4	First Supplemental Indenture, dated as of December 17, 1997, among Sinclair Broadcast Group, Inc., the Guarantors named therein and First Union National Bank, as trustee, including Form of Note. (3)

4.5	Indenture, dated as of December 10, 2001, among Sinclair Broadcast Group, Inc., the Guarantors named therein, and First Union National Bank as trustee.

4.6	Indenture, dated as of March 14, 2002, among Sinclair Broadcast Group, Inc., the Guarantors named therein, and First Union National Bank as trustee.

10.1	Stock Option Agreement, dated April 10, 1996 by and between Sinclair Broadcast Group, Inc. and Barry Baker. (4)

10.2	Termination Agreement by and between Sinclair Broadcast Group, Inc., and Barry Baker, dated February 8, 1999. (6)

10.3	Registration Rights Agreement, dated as of May 31, 1996, by and between Sinclair Broadcast Group Inc. and River City Broadcasting, L.P. (5)

10.4	Letter Agreement, dated August 20, 1996, between Sinclair Broadcast Group, Inc., and River City Broadcasting, L.P. and FOX Broadcasting Company. (7)

10.5	Term Note, dated as of September 30, 1990, in the principal amount of $7,515,000 between Sinclair Broadcast Group, Inc. (as borrower) and Julian S. Smith (as lender). (9)

10.6	Replacement Term Note, dated as of September 30, 1990 in the principal amount of $6,700,000 between Sinclair Broadcast Group, Inc. (as borrower) and Carolyn C. Smith (as lender). (2)

10.7

Term Note, dated August 1, 1992 in the principal amount of $900,000 between Frederick G. Smith, David D. Smith, J. Duncan Smith and Robert E. Smith (as borrowers) and Commercial Radio Institute, Inc. (as lender) (8)

10.8

Promissory Note, dated as of December 28, 1986 in the principal amount of $6,421,483.53 between Sinclair Broadcast Group, Inc. (as maker) and Frederick H. Himes, B. Stanley Resnick and Edward A. Johnson (as representatives for the holders). (8)

10.9	Restatement of Stock Redemption Agreement by and among Sinclair Broadcast Group, Inc. and Chesapeake Television, Inc., et al., dated June 19, 1990. (8)

10.10

Corporate Guaranty Agreement, dated as of September 30, 1990 by Chesapeake Television, Inc., Commercial Radio, Inc., Channel 63, Inc. and WTTE, Channel 28, Inc. (as guarantors) to Julian S. Smith and Carolyn C. Smith (as lenders). (8)

10.11

Security Agreement, dated as of September 30, 1999 among Sinclair Broadcast Group, Inc., Chesapeake Television, Inc., Commercial Radio Institute, Inc., WTTE, Channel 28, Inc. and Channel 63, Inc. (as borrowers and subsidiaries of the borrower) and Julian S. Smith and Carolyn C. Smith (as lenders). (8)

10.12

Term Note, dated as of September 22, 1993, in the principal amount of $1,900,000 between Gerstell Development Limited Partnership (as maker-borrower) and Sinclair Broadcast Group, Inc. (as holder-lender). (8)

10.13

Credit Agreement, dated as of May 28, 1998, by and among Sinclair Broadcast Group, Inc., Certain Subsidiary Guarantors, Certain Lenders, the Chase Manhattan Bank as Administrative Agent, Nations Bank of Texas, N.A. as Documentation Agent and Chase Securities Inc. as Arranger. (1)

10.14	Incentive Stock Option Plan for Designated Participants. (2)

10.15	Incentive Stock Option Plan of Sinclair Broadcast Group, Inc. (2)

10.16	First Amendment to Incentive Stock Option Plan of Sinclair Broadcast Group, Inc., adopted April 10, 1996. (4)

10.17	Second Amendment to Incentive Stock Option Plan of Sinclair Broadcast Group, Inc., adopted May 31, 1996. (4)

10.18	1996 Long Term Incentive Plan of Sinclair Broadcast Group, Inc. (4)

10.19	First Amendment to 1996 Long Term Incentive Plan of Sinclair Broadcast Group, Inc. (10)

10.20	Primary Television Affiliation Agreement, dated as of March 24, 1997 by and between American Broadcasting Companies, Inc., River City Broadcasting, L.P. and Chesapeake Television, Inc. (11)

10.21	Primary Television Affiliation Agreement, dated as of March 24, 1997 by and between American Broadcasting Companies, Inc., River City Broadcasting, L.P. and WPGH, Inc. (11)

10.22

Stock Purchase Agreement by and among the sole stockholders of Montecito Broadcasting Corporation, Montecito Broadcasting Corporation and Sinclair Communications, Inc. dated as of February 3, 1998. (12)

10.23	Agreement and Plan of Merger among Sullivan Broadcasting Company II, Inc., Sinclair Broadcast Group, Inc., and ABRY Partners, Inc. Effective as of February 23, 1998. (11).

10.24	Agreement and Plan of Merger among Sullivan Broadcasting Holdings, Inc., Sinclair Broadcast Group, Inc., and ABRY Partners, Inc. Effective as of February 23, 1998. (11).

10.25	Employment Agreement by and between Sinclair Broadcast Group, Inc. and Frederick G. Smith, dated June 12, 1998. (12)

10.26	Employment Agreement by and between Sinclair Broadcast Group, Inc. and J. Duncan Smith, dated June 12, 1998. (12)

10.27	Employment Agreement by and between Sinclair Broadcast Group, Inc. and David B. Amy, dated September 15, 1998. (12)

10.28	Employment Agreement by and between Sinclair Communications, Inc. and Barry Drake, dated February 21, 1997. (12)

10.29	First Amendment to Employment Agreement, by and between Sinclair Broadcast Group, Inc. and Barry Baker, dated May 1998. (6)

10.30	Purchase Agreement by and between Sinclair Communications, Inc. and STC Broadcasting, Inc. dated as of March 5, 1999. (6)

10.31

Second Modification Agreement dated April 30, 1999 by and between Guy Gannett Communications and Sinclair Communications, Inc., to modify the Purchase Agreement dated September 4, 1998 by and between Guy Gannett Communications and Sinclair Communications Inc., as thereafter amended and modified. (13)

10.32	Asset Purchase Agreement dated August 18, 1999 by and between Sinclair Communications, Inc. and certain of its affiliates named therein and Entercom Communications Corp. (13)

10.33	Asset Purchase Agreement dated August 20, 1999 among Sinclair Communications, Inc., Sinclair Media III, Inc., Sinclair Radio of Kansas City Licensee, LLC and Entercom Communications Corp. (13)

10.34	Amendment to Purchase Agreement, dated March 16, 1999, to amend Purchase Agreement dated as of September 4, 1998 by and between Guy Gannett Communications and Sinclair Communications, Inc. (13)

10.35

Modification Agreement dated April 12, 1999 by and between Guy Gannett Communications and Sinclair Communications, Inc., to modify the Purchase Agreement dated September 4, 1998 by and between Guy Gannett Communications and Sinclair Communications, Inc., as thereafter amended. (13)

10.36	Purchase Agreement dated March 16, 1999, by and between Sinclair Communications, Inc. and STC Broadcasting, Inc. (13)

10.37	Amended and Restated Purchase Agreement dated August 20, 1999 among Sinclair Communications, Inc. and certain of its affiliates named therein and Entercom Communications Corp. (13)

10.38

Asset Purchase Agreement among Sinclair Broadcast Group, Inc. and Sinclair Radio of St. Louis, Inc. and Sinclair Radio of St. Louis Licensee, LLC as Sellers, and Emmis Communications Corporation as Buyer dated June 21, 2000. (14)

10.39	Amendment and Restatement Credit Agreement, dated May 9, 2001. (15)

10.40	Amendment No. 1-1998 Bank Credit Agreement Amendment dated October 31, 2001. (16)

11	Statement re computation of per share earnings (17)

12	Computation of Ratio of Earnings to Fixed Charges

21	Subsidiaries of the Registrant

23.1	Consent of Independent Public Accountants (Sinclair Broadcast Group, Inc.)

23.2	Consent of Independent Public Accountants (Acrodyne Communications, Inc.)

25	Power of attorney (included in signature page)

99.1	Arthur Andersen Representation Letter

(1) Incorporated by reference from Sinclair’s Report on Form 10-Q for the quarter ended June 30, 1998

(2) Incorporated by reference from Sinclair’s Registration Statement on Form S-1, No. 33-90682

(3) Incorporated by reference from Sinclair’s Current Report on Form 8-K, dated as of December 16, 1997.

(4) Incorporated by reference from Sinclair’s Report on Form 10-K for the year ended December 31, 1996.

(5) Incorporated by reference from Sinclair’s Report on Form 10-Q for the quarter ended June 30, 1996.

(6) Incorporated by reference from Sinclair’s Report on Form 10-K for the year ended December 31, 1998.

(7) Incorporated by reference from Sinclair’s Report on Form 10-Q for the quarter ended September 30, 1996.

(8) Incorporated by reference from Sinclair’s Registration Statement on Form S-1, No. 33-69482.

(9) Incorporated by reference from Sinclair’s Report on Form 10-K for the year ended December 31, 1995.

(10) Incorporated by reference from Sinclair’s Proxy Statement for the 1998 Annual Meeting filed on Schedule 14A.

(11) Incorporated by reference from Sinclair’s Report on Form 10-K for the year ended December 3 1, 1997

(12) Incorporated by reference from Sinclair’s Report on Form 10-Q for the quarter ended September 30, 1998

(13) Incorporated by reference from Sinclair’s Report on Form 10-Q for the quarter ended September 20, 1999.

(14) Incorporated by reference from Sinclair’s Report on Form 10-K for the year ended December 31, 2000.

(15) Incorporated by reference from Sinclair’s Report on Form 8-K filed on September 26, 2001.

(16) Incorporated by reference from Sinclair’s Report on Form 10-Q for the quarter ended September 30, 2001.

(17) Included in financial statements of Form 10-K for the year ended December 31, 2001.

(d)   Financial Statements Schedules

The financial statement schedules required by this Item are listed under Item 14 (a) (2).

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 26th day of March 2002.

SINCLAIR BROADCAST GROUP, INC.
By:	/s/ David D. Smith
David D. Smith
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below under the heading “Signature” constitutes and appoints David B. Amy as his or her true and lawful attorney-in-fact each acting alone, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead in any and all capacities to sign any or all amendments to this 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the SEC, granting unto said attorney-in-fact full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact, or their substitutes, each acting alone, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David D. Smith	Chairman of the Board and Chief Executive Officer (principal executive officer)	March 26, 2002
David D. Smith

/s/ David B. Amy	Executive Vice President and Chief Financial Officer	March 26, 2002
David B. Amy

/s/ Frederick G. Smith	Director	March 26, 2002
Frederick G. Smith

/s/ J. Duncan Smith	Director	March 26, 2002
J. Duncan Smith

/s/ Robert E. Smith	Director	March 26, 2002
Robert E. Smith

/s/ Basil A. Thomas	Director	March 26, 2002
Basil A. Thomas

/s/ Lawrence E. McCanna	Director	March 26, 2002
Lawrence E. McCanna

/s/ Daniel C. Keith	Director	March 26, 2002
Daniel C. Keith

SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of

Sinclair Broadcast Group, Inc.:

We have audited the accompanying consolidated balance sheets of Sinclair Broadcast Group, Inc. (a Maryland corporation) and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2001.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sinclair Broadcast Group, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

As described in Note 7 to the financial statements, the Company changed its method of accounting for derivative transactions effective January 1, 2001.

ARTHUR ANDERSEN LLP

Baltimore, Maryland,

February 8, 2002 (except with the respect to the matter
discussed in Note 19, as to which the
date is March 14, 2002)

SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	As of December 31,
	2001	2000
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$32,063	$4,091
Accounts receivable, net of allowance for doubtful accounts of $6,037 and $5,751, respectively	143,811	165,913
Current portion of program contract costs	90,291	72,841
Taxes receivable	44,789	1,394
Prepaid expenses and other current assets	18,118	10,067
Deferred barter costs	3,034	3,472
Deferred tax assets	2,014	7,600
Total current assets	334,120	265,378
PROGRAM CONTRACT COSTS, less current portion	69,091	53,698
LOANS TO OFFICERS AND AFFILIATES	7,916	8,269
PROPERTY AND EQUIPMENT, net	286,353	280,987
OTHER ASSETS	105,893	103,863
ACQUIRED INTANGIBLE BROADCAST ASSETS, net of accumulated amortization of $498,633 and $382,398, respectively	2,562,258	2,684,106
Total Assets	$3,365,631	$3,396,301

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$29,317	$6,865
Accrued liabilities	63,623	80,626
Income taxes payable	—	42,126
Notes payable, capital leases, and commercial bank financing	182	100,018
Notes and capital leases payable to affiliates	7,086	5,838
Current portion of program contracts payable	120,201	110,217
Deferred barter revenues	3,537	4,296
Total current liabilities	223,946	349,986

LONG-TERM LIABILITIES:
Notes payable, capital leases, and commercial bank financing, less current portion	1,645,138	1,481,561
Notes and capital leases payable to affiliates, less current portion	33,224	29,009
Program contracts payable, less current portion	139,659	99,146
Deferred tax liability	233,679	250,749
Other long-term liabilities	113,691	60,532
Total liabilities	2,389,337	2,270,983
EQUITY PUT OPTION	—	7,811
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES	4,334	4,977
COMMITMENTS AND CONTINGENCIES
COMPANY OBLIGATED MANDATORILY REDEEMABLE SECURITIES OF
SUBSIDIARY TRUST HOLDING SOLELY KDSM SENIOR DEBENTURES	200,000	200,000

STOCKHOLDERS’ EQUITY:
Series D Preferred Stock, $.01 par value, 3,450,000 shares authorized, issued and outstanding, liquidation preference of $172,500,000	35	35
Class A Common Stock, $.01 par value, 500,000,000 shares authorized and 41,088,992 and 39,032,277 shares issued and outstanding, respectively	411	390
Class B Common Stock, $.01 par value, 140,000,000 shares authorized and 43,219,035 and 45,479,578 shares issued and outstanding, respectively	432	455
Additional paid-in capital	748,353	750,372
Additional paid-in capital – deferred compensation	(1,452)	(2,618)
Retained earnings	26,886	164,958
Accumulated other comprehensive loss	(2,705)	(1,062)
Total stockholders’ equity	771,960	912,530
Total Liabilities and Stockholders’ Equity	$3,365,631	$3,396,301

The accompanying notes are an integral part of these consolidated statements.

SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

(in thousands, except per share data)

	2001	2000	1999
REVENUES:
Station broadcast revenues, net of agency commissions of $99,945, $115,579 and $106,925, respectively	$646,444	$727,017	$670,252
Revenues realized from station barter arrangements	56,912	57,351	63,387
Other revenue	6,925	4,494	—
Total revenues	710,281	788,862	733,639
OPERATING EXPENSES:
Program and production	145,982	153,262	135,016
Selling, general and administrative	174,571	176,227	148,318
Expenses recognized from station barter arrangements	50,591	51,300	57,561
Amortization of program contract costs and net realizable value adjustments	119,437	100,357	86,857
Stock-based compensation	1,584	1,801	2,494
Depreciation and amortization of property and equipment	38,848	38,111	32,042
Amortization of acquired intangible broadcast assets and other assets	116,383	108,192	101,726
Impairment and write down charge of long-lived assets	16,229	—	—
Restructuring costs	3,836	—	—
Contract termination costs	5,135	—	—
Cumulative adjustment for change in assets held for sale	—	619	—
Total operating expenses	672,596	629,869	564,014
Operating income	37,685	158,993	169,625
OTHER INCOME (EXPENSE):
Interest and amortization of deferred financing costs and debt discount	(143,574)	(152,219)	(181,569)
Subsidiary trust minority interest expense	(23,890)	(23,890)	(23,890)
Net gain (loss) on sale of broadcast assets	204	—	(418)
(Loss) gain on derivative instrument	(32,220)	(296)	15,747
Interest income	2,643	2,645	3,371
Loss related to investments	(7,616)	(16,764)	(504)
Other income	1,574	572	619
Loss before income taxes	(165,194)	(30,959)	(17,019)
BENEFIT (PROVISION) FOR INCOME TAXES	51,682	(4,816)	(25,107)
Net loss from continuing operations	(113,512)	(35,775)	(42,126)
DISCONTINUED OPERATIONS:
Net income from discontinued operations, net of related income tax provision of $3,250 and $12,340, respectively	—	4,876	17,538
Gain on sale of broadcast assets, net of related income tax provision of $69,870 and $137,431, respectively	—	108,264	192,372
EXTRAORDINARY ITEM:
Loss on early extinguishment of debt, net of related income tax benefit of $7,800	(14,210)	—	—
NET (LOSS) INCOME	$(127,722)	$77,365	$167,784
NET (LOSS) INCOME AVAILABLE TO COMMON SHAREHOLDERS	$(138,072)	$67,015	$157,434

BASIC EARNINGS PER SHARE:
Loss per share from continuing operations	$(1.47)	$(0.50)	$(0.54)
Income per share from discontinued operations	$—	$1.24	$2.17
Loss per share from extraordinary item	$(0.17)	$—	$—
(Loss) income per common share	$(1.64)	$0.73	$1.63
Weighted average common shares outstanding	84,352	91,405	96,615
DILUTED EARNINGS PER SHARE:
Loss per share from continuing operations	$(1.47)	$(0.50)	$(0.54)
Income per share from discontinued operations	$—	$1.24	$2.17
Loss per share from extraordinary item	$(0.17)	$—	$—
(Loss) income per common share	$(1.64)	$0.73	$1.63
Weighted average common and common equivalent shares outstanding	84,624	92,487	97,283

The accompanying notes are an integral part of these consolidated statements.

SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

(in thousands)

	Series B Preferred Stock	Series D Preferred Stock	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Additonal Paid-In Capital - Equity Put Options	Additional Paid-In Capital - Deferred Compensation	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
BALANCE, December 31, 1998	$—	$35	$474	$491	$838,950	$43,200	$(7,616)	$(59,491)	$816,043
Class B Common Stock converted into Class A Common Stock	—	—	15	(15)	—	—	—	—	—
Series B Preferred Stock converted into Class A Common Stock	(1)	—	8	—	(7)	—	—	—	—
Class A Common Stock converted to Series B Preferred Stock	1	—	(6)	—	5	—	—	—	—
Series B Preferred Stock redemptions	—	—	—	—	(1,498)	—	—	—	(1,498)
Repurchased and retirement of 320,000 shares of Class A Common Stock	—	—	(3)	—	(3,491)	—	—	—	(3,494)
Dividends payable on Series D Preferred Stock	—	—	—	—	—	—	—	(10,350)	(10,350)
Stock options exercised	—	—	1	—	1,779	—	—	—	1,780
Class A Common Stock issued pursuant to employee benefit plans	—	—	2	—	3,124	—	—	—	3,126
Equity put options	—	—	—	—	(2,868)	2,868	—	—	—
Net payments relating to equity put options	—	—	—	—	751	—	—		751
Amortization of deferred compensation	—	—	—	—	—	—	1,135	—	1,135
Income tax benefit related to deferred compensation	—	—	—	—	(360)	—	—	—	(360)
Deferred compensation adjustment related to forfeited stock options	—	—	—	—	(1,992)	—	1,992	—	—
Net income	—	—	—	—	—	—	—	167,784	167,784
BALANCE, December 31, 1999	$—	$35	$491	$476	$834,393	$46,068	$(4,489)	$97,943	$974,917

The accompanying notes are an integral part of these consolidated statements.

SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

(in thousands)

	Series D Preferred Stock	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Additional Paid-In Capital - Equity Put Options	Additional Paid-In Capital - Deferred Compensation	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
BALANCE, December 31, 1999	$35	$491	$476	$834,393	$46,068	$(4,489)	$97,943	$—	$974,917
Class B Common Stock converted into Class A Common Stock	—	21	(21)	—	—	—	—	—	—
Repurchase and retirement of shares of Class A Common Stock	—	(126)	—	(123,174)	—	—	—	—	(123,300)
Dividend payable on Series D Preferred Stock	—	—	—		—		(10,350)	—	(10,350)
Stock option grants	—	—	—	558	—	(558)	—	—	—
Stock options exercised	—	—	—	53	—	—	—	—	53
Class A Common Stock issued pursuant to employee benefit plans	—	4	—	2,655	—	—	—	—	2,659
Reclassification due to adoption of EITF No. 00-19	—	—	—	—	(7,811)	—	—	—	(7,811)
Equity put options	—	—	—	38,257	(38,257)	—	—	—	—
Amortization of deferred compensation	—	—	—		—	92	—	—	92
Income tax benefit related to deferred compensation	—	—	—	(33)	—	—	—	—	(33)
Deferred compensation adjustment related to forfeited stock options	—	—	—	(2,337)	—	2,337	—	—	—
Net income	—	—	—	—	—	—	77,365	—	77,365
Unrealized loss on investments, net of tax of $695	—	—	—	—	—	—	—	(1,062)	(1,062)
Comprehensive income	—	—	—	—	—	—	—	—	76,303
BALANCE, December 31, 2000	$35	$390	$455	$750,372	$—	$(2,618)	$164,958	$(1,062)	$912,530

The accompanying notes are an integral part of these consolidated statements.

SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

(in thousands)

	Series D Preferred Stock	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Additional Paid-In Capital - Deferred Compensation	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
BALANCE, December 31, 2000	$35	$390	$455	$750,372	$(2,618)	$164,958	$(1,062)	$912,530
Repurchase and retirement of 618,600 shares of Class A Common Stock	—	(6)	—	(4,391)	—	—	—	(4,397)
Stock options exercised	—	1	—	582	—	—	—	583
Class B Common Stock converted into Class A Common Stock	—	23	(23)	—	—	—	—	—
Dividends paid on Series D Preferred Stock	—	—	—	—	—	(10,350)	—	(10,350)
Termination of equity put options	—	—	—	78	—	—	—	78
Class A Common Stock issued pursuant to employee benefit plans	—	3	—	2,643	—	—	—	2,646
Amortization of deferred compensation	—	—	—	—	865	—	—	865
Deferred compensation adjustment related to forfeited stock options	—	—	—	(931)	301	—	—	(630)
Net loss	—	—	—	—	—	(127,722)	—	(127,722)
Other comprehensive loss:
Reclass of derivative instruments upon implementation of SFAS No.133, net of tax benefit of $1,509	—	—	—	—	—	—	(2,777)	(2,777)
Amortization of derivative instruments	—	—	—	—	—	—	225	225
Unrealized loss on investment, net of tax benefit of $231	—	—	—	—	—	—	(345)	(345)
Realized loss on investments, net of tax benefit of $825	—	—	—	—	—	—	1,254	1,254
Comprehensive loss	—	—	—	—	—	—	—	(129,365)
BALANCE, December 31, 2001	$35	$411	$432	$748,353	$(1,452)	$26,886	$(2,705)	$771,960

The accompanying notes are an integral part of these consolidated statements.

SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

(in thousands)

	2001	2000	1999
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net (loss) income	$(127,722)	$77,365	$167,784
Adjustments to reconcile net (loss) income to net cash flows from operating activities—
Amortization of debt discount	98	131	98
Depreciation of property and equipment	38,848	40,101	36,419
Gain on sale of broadcast assets related to discontinued operations	—	(178,134)	(329,803)
(Gain) loss on sale of property	(204)	—	418
Impairment and write down of long-lived assets	16,229	—	—
Contract termination costs	5,135	—	—
Unrealized loss (gain) on derivative instrument	32,220	296	(15,747)
Amortization of acquired intangible broadcast assets and other assets	116,383	114,895	119,985
Amortization of program contract costs and net realizable value adjustments	119,437	100,655	90,021
Amortization of deferred financing costs	4,071	3,313	3,288
Stock-based compensation	235	92	1,135
Extraordinary loss	5,601	—	—
Cumulative adjustment for change in assets held for sale	—	(1,237)	—
Amortization of derivative instruments	763	—	—
Deferred tax (benefit) provision related to operations	(10,595)	11,760	25,197
Deferred tax (benefit) provision related to sale of broadcast assets from discontinued operations	—	(5,342)	37,988
Deferred tax benefit related to extraordinary loss	(97)	—	—
Loss from equity investments	7,616	16,764	504
Net effect of change in deferred barter revenues and deferred barter costs	(345)	(497)	(911)
(Decrease) increase in minority interest	(643)	(891)	316
Changes in assets and liabilities, net of effects of acquisitions and dispositions—
Decrease (increase) in accounts receivable, net	22,102	31,529	(4,579)
Increase in taxes receivable	(43,395)	—	—
(Increase) decrease in prepaid expenses and other current assets	(8,051)	2,019	(6,154)
Increase (decrease) in accounts payable and accrued liabilities	7,941	(344)	(25,483)
(Decrease) increase in income taxes payable	(42,126)	(60,909)	106,033
Increase in other long-term liabilities	17,643	11,864	3,629
Payments on program contracts payable	(102,256)	(94,303)	(79,473)
Net cash flows from operating activities	58,888	69,127	130,665
CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(29,017)	(33,256)	(30,861)
Payments relating to the acquisition of broadcast assets	(490)	(89,936)	(237,274)
Distributions from joint ventures	408	408	358
Contributions in investments	(1,500)	(13,873)	(15,374)
Proceeds from sale of assets	983	—	—
Proceeds from sale of broadcast assets	—	346,439	733,916
Deposits received on future sale of broadcast assets	125	—	—
Loans to officers and affiliates	(4,078)	(639)	(859)
Repayments of loans to officers and affiliates	231	677	2,593
Net cash flows (used in) from investing activities	(33,338)	209,820	452,499
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from commercial bank financing and notes payable	1,334,000	707,500	357,500
Repayments of notes payable, commercial bank financing and capital leases	(1,291,000)	(879,500)	(909,399)
Repurchases of Class A Common Stock	(4,397)	(107,322)	(3,494)
Payments for redemption of Series B Preferred Stock	—	—	(1,498)
Proceeds from exercise of stock options	583	53	1,780
Proceeds from termination of derivative instruments	—	4,434	—
Payments for deferred financing costs	(11,993)	—	—
Payment from equity put options premium	(7,733)	—	751
Dividends paid on Series D Convertible Preferred Stock	(10,350)	(10,350)	(10,350)
Repayments of notes and capital leases to affiliates	(6,688)	(6,079)	(5,314)
Net cash flows from (used in) financing activities	2,422	(291,264)	(570,024)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	27,972	(12,317)	13,140
CASH AND CASH EQUIVALENTS, beginning of period	4,091	16,408	3,268
CASH AND CASH EQUIVALENTS, end of period	$32,063	$4,091	$16,408

The accompanying notes are an integral part of these consolidated statements.

SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001, 2000 AND 1999

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Sinclair Broadcast Group, Inc., and all other consolidated subsidiaries, which are collectively referred to hereafter as “the Company, Companies or SBG.”  The Company owns and operates, programs or provides sales services to 63 television stations in 40 markets throughout the United States.  SBG owns equity interests in Internet companies including G1440, Inc., an Internet consulting and development company, and Synergy Brands, Inc., provider of advanced supply chain solutions and business to consumer web sites.  SBG has an equity interest in and a strategic alliance with Acrodyne Communications, Inc., a manufacturer of transmitters and other television broadcast equipment.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all its wholly-owned and majority-owned subsidiaries.  Minority interest represents a minority owner’s proportionate share of the equity in certain of the Company’s subsidiaries.  All significant intercompany transactions and account balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses in the financial statements and in the disclosures of contingent assets and liabilities.  While actual results could differ from those estimates, management believes that actual results will not be materially different from amounts provided in the accompanying Consolidated Financial Statements.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board approved Statement of Financial Accounting Standard (“SFAS”) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets.  SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001.  SFAS No. 142 requires companies to cease amortizing goodwill and certain other intangible assets including broadcast licenses.  SFAS No. 142 also establishes a new method of testing goodwill and broadcast licenses for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value.  The adoption of SFAS No. 142 will result in the Company’s discontinuation of amortization of its goodwill and broadcast licenses; however, the Company will be required to test its goodwill and broadcast licenses for impairment under the new standard during 2002, which could have an adverse effect on the Company’s future results of operations if an impairment occurs.  The Company is currently in the process of testing goodwill and broadcast licenses for impairment and the overall impact of SFAS No. 142, however, the Company has not yet had sufficient time to complete the evaluation.  During the year ended December 31, 2001, the Company incurred goodwill amortization expense of $74.9 million.  During the year ended December 31, 2001, the Company incurred amortization expense related to its broadcast licenses of $22.8 million.  Amortization expense for the year 2002 was projected to be $71.4 million related to goodwill and $25.6 million related to broadcast licenses.  As a result of implementing SFAS No. 142 on January 1, 2002, the Company’s pretax income will be higher by these amounts, assuming no impairment charges.

In August 2001, FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  This statement adresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121 and ABP Opinion No. 30.  This statement retains the fundamental provisions of Statement 121 that require us to test long-lived assets for impairment using undiscounted cash flows; however, the statement eliminates the requirement to allocate goodwill to these long-lived assets.  The statement also requires that long-lived assets to be disposed of by a sale must be recorded at the lower of the carrying amount or the fair value, less the cost to sell the asset and depreciation should cease to be recorded on such assets. Any loss resulting from the write-down of the assets shall be recognized in income from continuing operations.

Additionally, long-lived assets to be disposed of other than by sale may no longer be classified as discontinued until they are disposed of.  The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001.  We will apply this guidance prospectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Accounts Receivable

Management regularly reviews accounts receivable and determines an appropriate estimate for the allowance for doubtful accounts based upon the impact of economic conditions on the merchant’s ability to pay, past collection experience and such other factors which, in management’s judgment, deserve current recognition.  In turn, a provision is charged against earnings in order to maintain the allowance level.  The allowance for doubtful accounts at December 31, 2001 and 2000 was $6,037 and $5,751 respectively.

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

The rights to program materials are reflected in the accompanying Consolidated Balance Sheets at the lower of unamortized cost or estimated net realizable value.  Estimated net realizable values are based upon management’s expectation of future advertising revenues net of sale commissions to be generated by the program material.  Amortization of program contract costs is generally computed using either a four year accelerated method or based on usage, whichever yields the greater amortization for each program.  Program contract costs, estimated by management to be amortized in the succeeding year, are classified as current assets.  Payments of program contract liabilities are typically paid on a scheduled basis and are not affected by adjustments for amortization or estimated net realizable value.

Barter Arrangements

Certain program contracts provide for the exchange of advertising air time in lieu of cash payments for the rights to such programming.  These contracts are recorded as the programs are aired at the estimated fair value of the advertising air time given in exchange for the program rights.  Network programming is excluded from these calculations.

The Company broadcasts certain customers’ advertising in exchange for equipment, merchandise and services.  The estimated fair value of the equipment, merchandise or services received is recorded as deferred barter costs and the corresponding obligation to broadcast advertising is recorded as deferred barter revenues.  The deferred barter costs are expensed or capitalized as they are used, consumed or received.  Deferred barter revenues are recognized as the related advertising is aired.

Other Assets

Other assets as of December 31, 2001 and 2000 consisted of the following :

	2001	2000
	(in thousands)
Notes and other receivables	$51,864	$52,558
Unamortized costs relating to securities issuances	25,003	23,307
Investments	13,331	14,063
Fair value of derivative instrument	6,431	6,050
Deposits and other costs relating to future acquisitions	2,637	2,272
Other	6,627	5,613
	$105,893	$103,863

Investments

The Company uses the equity method of accounting for investments in which it has a 20% to 50% ownership interest or when the Company has significant influence.  For investments in which it has less than a 20% interest, the Company uses the lower of cost or fair market value method of accounting.

The Company has a 35% ownership interest in Acrodyne Communications, Inc. (“Acrodyne”).  Acrodyne designs, manufactures, and markets digital and analog television broadcast transmitters for domestic and international television stations, broadcasters, government agencies, not-for-profit organizations, and educational institutions. The Company accounts for its investment in Acrodyne under the equity method of accounting.  During August 2000, Acrodyne announced that it would be restating its financial statements for the year ended December 31, 2000 and the three months ended March 31, 2000 due to an overstatement of revenue, inventory and gross profits.  The impact of the 1999 restatement, which would have increased the Company’s equity share of Acrodyne’s losses from $0.5 million to $2.3 million was not material to the Company’s 1999 net income.  As a result of the restatement, Acrodyne was unable to fulfill its quarterly reporting requirements with the Securities and Exchange Commission (“SEC”) for the quarters ended June 30, 2000 and September 30, 2000 on a timely basis.  During September 2000, Acrodyne was delisted from the National Association of Securities Dealers Automatic Quotation (“NASDAQ”).  As a result, in 2000 the Company wrote-off its investment in Acrodyne to zero and recorded a loss of $6.9 million, including its equity in the revised 1999 losses described above and the 2000 losses through the write-off date, which has been reflected in the accompanying Statements of Operations as loss related to investments.

During 2001 and 2000, the Company advanced and guaranteed loans to Acrodyne under various credit facilities which were fully reserved as of December 31, 2001 and 2000, respectively.  Accordingly, the Company incurred a loss of $4.2 million and $3.2 million during 2001 and 2000, respectively, which has also been reflected in the accompanying Consolidated Statements of Operations as Loss related to investments.

The condensed balance sheets of Acrodyne Communications, Inc. and their condensed statements of operations are summarized as follows for the years ended December 31, 2001 and 2000 :

	2001	2000
	(in thousands)
Current assets	$2,811	$3,877
Property, plant and equipment and license agreement	4,747	5,426
Total assets	7,558	9,303

Current liabilities	14,722	13,990
Long-term liabilities	5,579	5,823
Total liabilities	20,301	19,813
Shareholders’ deficit	(12,743)	(10,510)
Total liabilities and shareholders deficit	$7,558	$9,303

Net sales	$13,895	$6,896
Cost of sales	(9,801)	(8,730)
Operating expenses	(5,980)	(10,383)
Interest expense	(854)	(775)
Other income	171	8
Net loss	$(2,569)	$(12,984)

In 1999, the Company made a $2.0 million investment, representing a 30% ownership interest, in Channel 23 LLC, a start-up entity created to purchase a FCC license and retransmit a signal in the Tuscaloosa, Alabama market.  Channel 23 LLC had no operations and was abandoned by the Company during 2000 resulting in a loss of $2.2 million which has also been reflected in the accompanying Consolidated Statements of Operations as loss related to investments.

The Company records its investment in Synergy Brands, Inc. in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, (SFAS No. 115), whereby the Company records changes in the fair market value of its investment as other comprehensive income.  During 2001, the Company determined that part of the change in the fair market value was due to a permanently impaired and; therefore, recorded $2.1 million excluding tax benefit of the balance in other comprehensive income as loss related to investments.

The Company has other cost and equity investments in Internet related activities and venture capital companies.  Management does not believe these investments individually, or in the aggregate, are material to the accompanying consolidated financial statements.

Acquired Intangible Broadcast Assets

Acquired intangible broadcast assets are being amortized on a straight-line basis over periods of 1 to 40 years.  These amounts result from the acquisition of certain television station license and non-license assets.

Acquired intangible broadcast assets as of December 31, 2001 and 2000, consisted of the following :

	Amortization Period	2001	2000
		(in thousands)
Goodwill	40 years	$1,721,510	$1,733,958
Intangibles related to LMAs	15 years	467,298	460,463
Decaying advertiser base	3-15 years	117,974	117,974
FCC licenses	25 years	515,044	515,044
Network affiliations	25 years	223,359	223,359
Other	1-40 years	15,706	15,706
		3,060,891	3,066,504
Less – Accumulated amortization		(498,633)	(382,398)
		$2,562,258	$2,684,106

During June 2001, the San Francisco office of the Company’s Internet consulting and development subsidiary was reorganized.  The office reduced staff due to a significant slow down of business activity in the San Francisco market.  In addition, the focus of the San Francisco office has shifted toward marketing an existing product.  As a result, management determined that the San Francisco office’s goodwill was permanently impaired and, as such, recorded a charge to write-off goodwill in the amount of $2.8 million during June 2001.

Under the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, the Company evaluated its long-lived assets for financial impairment, and will continue to evaluate them as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable.  The Company evaluates the recoverability of long-lived assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them.  At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values.  Based on these evaluations, the Company determined that its station KBSI-TV in Paducah, Kentucky had an impairment to goodwill and, in accordance with SFAS No. 121, recorded a charge to write off goodwill in the amount of $9.2 million during December 2001. As of December 31, 2001, management believes that the carrying amounts of the remainder of the Company’s tangible and intangible assets have not been impaired.

Accrued Liabilities

Accrued liabilities consisted of the following as of December 31, 2001 and 2000 :

	2001	2000
	(in thousands)
Compensation	$19,984	$18,635
Interest	18,464	23,864
Unsettled stock repurchases	—	15,979
Other accruals relating to operating expenses	25,175	22,148
	$63,623	$80,626

Supplemental Information – Statement of Cash Flows

During 2001, 2000 and 1999, the Company incurred the following transactions :

		2001	2000	1999
		(in thousands)
•	Capital leases obligations incurred	$27,878	$5,319	$22,208
•	Income taxes paid from operations	$3,669	$6,383	$7,433
•	Income taxes paid related to sale of discontinued operations	$39,774	$115,054	$—
•	Income tax refunds received	$10,379	$3,598	$2,231
•	Subsidiary trust minority interest payments	$23,250	$23,250	$23,250
•	Interest paid	$150,312	$139,833	$203,976
•	Payments related to extraordinary loss	$16,409	$—	$—

Local Marketing Agreements

The Company generally enters into local marketing agreements (“LMA”) and similar arrangements with stations located in markets in which the Company already owns and operates a station, and in connection with acquisitions, pending regulatory approval of transfer of License Assets.  Under the terms of these agreements, the Company makes specific periodic payments to the owner-operator in exchange for the grant to the Company of the right to program and sell advertising on a specified portion of the station’s inventory of broadcast time.  Nevertheless, as the holder of the Federal Communications Commission (“FCC”) license, the owner-operator retains control and responsibility for the operation of the station, including responsibility over all programming broadcast on the station.

Included in the accompanying Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999, are net revenues of $235.8 million, $253.9 million and $263.0 million, respectively, that relate to LMAs.

Broadcast Assets Held For Sale

In March 1999, the Company entered into an agreement to sell to Sunrise Television Corporation (“STC”) the television stations WICS/WICD-TV in the Springfield/Champaign, Illinois market and KGAN-TV in the Cedar Rapids, Iowa market.  In April 1999, the Justice Department requested additional information in response to STC’s filing under the Hart-Scott-Rodino Antitrust Improvements Act.  Pursuant to the agreements, if the transaction did not close by March 16, 2000, either STC or the Company had the option to terminate the agreement at that time.  On March 15, 2000, the Company entered into an agreement to terminate the STC transaction.  As a result of its termination, the Company recorded a cumulative accounting adjustment during the first quarter of 2000 as the Company previously recorded the assets and liabilities related to these stations as “Broadcast Assets Held for Sale” and deferred the losses related to these stations until they were sold.

As of December 31, 1999, broadcast assets held for sale, less current portion, included the assets of KDNL-TV in the St. Louis, Missouri market.  The assets were reclassified to the appropriate balance sheet classifications during the second quarter of 2000 as the option to sell these assets was subsequently terminated.

Revenue Recognition

Advertising revenues, net of agency and national representatives’ commissions, are recognized in the period during which time spots are aired.  Total revenues includes (i) cash and barter advertising revenues, net of agency and national representatives’ commissions, (ii) network compensation, and (iii) other revenues.

Reclassifications

Certain reclassifications have been made to the prior years’ financial statements to conform with the current year presentation.

2.   PROPERTY AND EQUIPMENT:

Property and equipment are stated at cost, less accumulated depreciation.  Depreciation is computed under the straight-line method over the following estimated useful lives:

Buildings and improvements	10–35 years
Station equipment	5–10 years
Office furniture and equipment	5–10 years
Leasehold improvements	10–31 years
Automotive equipment	3–5 years
Property and equipment and autos under capital leases	Shorter of 10 years or the lease term

Property and equipment consisted of the following as of December 31, 2001 and 2000 :

	2001	2000
	(in thousands)
Land and improvements	$17,138	$16,794
Buildings and improvements	89,138	78,724
Station equipment	247,038	242,153
Office furniture and equipment	33,610	32,250
Leasehold improvements	9,087	9,342
Automotive equipment	9,590	9,709
Construction in progress	36,677	21,683
	442,278	410,655
Less – Accumulated depreciation	(155,925)	(129,668)
	$286,353	$280,987

During 2001, the Company wrote-off $4.2 million of fixed assets which represents the net book value of damaged, obsolete, or abandoned property.

3.   NOTES PAYABLE AND COMMERCIAL BANK FINANCING:

1998 Bank Credit Agreement

In order to expand its borrowing capacity to fund acquisitions and obtain more favorable terms with its syndicate of banks, the Company obtained a $1.75 billion senior secured credit facility (the “1998 Bank Credit Agreement”).  The 1998 Bank Credit Agreement was executed in May 1998 and includes (i) a $750.0 million Term Loan Facility repayable in consecutive quarterly installments commencing on March 31, 1999 and ending on September 15, 2005; and (ii) a $1.0 billion reducing Revolving Credit Facility.  Availability under the Revolving Credit Facility reduces quarterly, commencing March 31, 2001 and terminating on September 15, 2005.  Not more than  $350.0 million of the Revolving Credit Facility will be available for issuances of letters of credit.  The 1998 Bank Credit Agreement also includes a standby uncommitted multiple draw term loan facility of $400.0 million.  The Company is required to prepay the Term Loan Facility and reduce the Revolving Credit Facility with (i) 100% of the net proceeds of any casualty loss or condemnation;  (ii) 100% of the net proceeds of any sale or other disposition by the Company of any assets in excess of $100.0 million in the aggregate for any fiscal year, to the extent not used to acquire new assets; and (iii) 50% of excess cash flow (as defined) if the Company’s ratio of debt to EBITDA (as defined) exceeds a certain threshold.  The 1998 Bank Credit Agreement contains representations and warranties, and affirmative and negative covenants, including among other restrictions, limitations on additional indebtedness, customary for credit facilities of this type. The 1998 Bank Credit Agreement is secured only by a pledge of the stock of each subsidiary of the Company other than KDSM, Inc., KDSM Licensee, Inc., Cresap Enterprises, Inc., Sinclair Capital and Sinclair Ventures, Inc. The Company is required to maintain certain debt covenants in connection with the 1998 Bank Credit Agreement.  As of December 31, 2000, the Company was in compliance with all debt covenants.

The applicable interest rate for the Term Loan Facility and the Revolving Credit Facility is LIBOR plus 0.5% to 1.875% or the alternative base rate plus zero to 0.625%. The applicable interest rate for the Term Loan Facility and the Revolving Credit Facility is adjusted based on the ratio of total debt to four quarters’ trailing earnings before interest, taxes, depreciation and amortization.  As of December 31, 2000, the Company’s applicable interest rate for borrowings under the 1998 Bank Credit Agreement is LIBOR plus 1.5% or the alternative base rate plus 0.25%.

On May 16, 2001, the Company closed on an amendment and restatement of the 1998 Bank Credit Agreement (the “Amended and Restated Bank Credit Agreement”) allowing it more operating capacity and liquidity.  The Amended and Restated Bank Credit Agreement reduced the aggregate borrowing capacity from $1.6 billion to $1.1 billion. The Company repaid the unamortized outstanding balance of the $750.0 million Term Loan Facility with the proceeds from the Amended and Restated Bank Credit Agreement.  The Amended and Restated Bank Credit Agreement consists of a $600 million Revolving Credit Facility and a $500 million Incremental Term Loan Facility repayable in consecutive quarterly installments amortizing 1% per year commencing March 31, 2003 and continuing through its maturity on September 30, 2009.  Availability under the Revolving Credit Facility reduces quarterly, commencing on September 30, 2003 and terminating at maturity.  The Company is required to prepay the Term Loan Facility and reduce the Revolving Credit Facility with (i) 100% of the net proceeds of any casualty loss or condemnation; (ii) 100% of the net proceeds of any sale or other disposition by the Company of any assets in excess of $100 million in the aggregate for any fiscal year, to the extent not used to acquire new assets; and (iii) 50% of excess cash flow (as defined) if the Company’s ratio of debt to EBITDA (as defined) exceeds a certain threshold.  The Amended and Restated Bank Credit Agreement contains representations and warranties, and affirmative and negative covenants, including among other restrictions, limitations on additional indebtedness, customary for credit facilities of this type.  The Amended and Restated Bank Credit Agreement is secured only by a pledge of the stock of each subsidiary of the Company other than KDSM, Inc., KDSM Licensee, Inc., Cresap Enterprises, Inc., Sinclair Capital and Sinclair Ventures, Inc.  As of December 31, 2001, the Company was in compliance with all debt covenants.

The applicable interest rate for the Revolving Credit Facility is either LIBOR plus 1.25% to 3% or the alternative base rate plus zero to 1.75%.  The applicable interest rate for the Revolving Credit Facility is adjusted based on the ratio of total debt to four quarters’ trailing earnings before interest, taxes, depreciation and amortization. The applicable interest rate on the Incremental Term Loan Facility is LIBOR plus 3.50% or the alternative base rate plus 2.25% through maturity.

As a result of amending the Company’s 1998 Bank Credit Agreement, the Company incurred debt acquisition costs of $8.5 million and recognized an extraordinary loss of $4.7 million, net of a tax benefit of $2.6 million.  The extraordinary loss represents the write-off of certain debt acquisition costs associated with indebtedness replaced by the new facility. The extraordinary loss was computed based on the guidance of EITF No. 96-19 Debtor’s Accounting for a Modification or Exchange of Debt Instrument and EITF No. 98-14 Debtor’s Accounting for changes in Line of Credit or Revolving Debt Arrangements

On October 30, 2001, the Company closed on a short-term amendment of its 1998 Bank Credit Agreement, as amended and restated in May 2001.  The amendment, which is effective through September 30, 2002, provides for relaxed leverage and interest coverage ratios and increases interest rate, by 50 basis points during the amendment period.  On October 1, 2002, the Company reverts back to its financial covenant and pricing levels as amended in May 2001.  As a result of the amendment, the Company’s interest rate on the Revolving Credit Facility and Incremental Term Loan Facility is LIBOR plus 3.5% and LIBOR plus 4.00%, respectively.  After November 14, 2002, the applicable interest rate on the Revolving Credit Facility is either LIBOR plus 1.25% to 3.00% or the alternative base rate plus zero to 1.75% adjusted quarterly based on the ratio of total debt to four quarters’ trailing earnings before interest, taxes, depreciation and amortization, as adjusted in accordance with the 1998 Bank Credit Agreement.  After November 14, 2002, the applicable interest rate on the Incremental Term Loan Facility is LIBOR plus 3.50% or the alternative base rate plus 2.25% through maturity.  The Company incurred $3.4 million of debt acquisition costs as a result of amending the Company’s 1998 Bank Credit Agreement.  These costs were capitalized in accordance with EITF No. 96-19 and EITF No. 98-14 and will be amortized to interest expense over the remaining life of the debt.

The weighted average interest rates for outstanding indebtedness relating to the Amended and Restated Bank Credit Agreement during 2001 and as of December 31, 2001 were 6.57% and 5.85%, respectively.  The weighted average interest rates for outstanding indebtedness relating to the 1998 Bank Credit Agreement during 2000 and as of December 31, 2000 were 7.73% and 7.54%, respectively.  Interest expense relating to the 1998 Bank Credit Agreement was $61.1 million, $79.3 million, and 108.9 million for years ended December 31, 2001, 2000, and 1999 respectively.

8.75% Senior Subordinated Notes Due 2007:

In December 1997, the Company completed an issuance of $250 million aggregate principal amount of 8.75% Senior Subordinated Notes due 2007 (the “8.75% Notes”) pursuant to a shelf registration statement and generated net proceeds to the Company of $242.8 million.  Of the net proceeds from the issuance, $106.2 million was utilized to tender the Company’s 1993 Notes with the remainder retained for general corporate purposes.

Interest on the 8.75% Notes is payable semiannually on June 15 and December 15 of each year.  Interest expense was $21.9 million for each of the three years ended December 31, 2001, 2000 and 1999.  The 8.75% Notes were issued under an Indenture among SBG, its subsidiaries (the guarantors) and the trustee.  Costs associated with the offering totaled $5.8 million, including an underwriting discount of $5.0 million.  These costs were capitalized and are being amortized over the life of the debt.

Based upon the quoted market price, the fair value of the 8.75% Notes as of December 31, 2001 and 2000 was $250.6 million and $220.4 million, respectively.

9% Senior Subordinated Notes Due 2007:

In July 1997, the Company completed an issuance of $200 million aggregate principal amount of 9% Senior Subordinated Notes due 2007 (the “9% Notes”).  The Company utilized $162.5 million of the approximately $195.6 million net proceeds of the issuance to repay outstanding revolving credit indebtedness and utilized the remainder to fund acquisitions.

Interest on the 9% Notes is payable semiannually on January 15 and July 15 of each year, commencing January 15, 1998.  Interest expense was $18.0 million for each of the three years ended December 31, 2001, 2000 and 1999.  The 9% Notes were issued under an Indenture among SBG, its subsidiaries (the guarantors) and the trustee.  Costs associated with the offering totaled $4.8 million, including an underwriting discount of $4.0 million.  These costs were capitalized and are being amortized over the life of the debt.

Based upon the quoted market price, the fair value of the 9% Notes as of December 31, 2001 and 2000 was $201.1 million and $180.4 million, respectively.

10% Senior Subordinated Notes Due 2005

In August 1995, the Company completed an issuance of $300 million aggregate principal amount of 10% Senior Subordinated Notes (the “1995 Notes”), due 2005, generating net proceeds to the Company of $293.2 million.  The net proceeds of this offering were utilized to repay outstanding indebtedness under the then existing Bank Credit Agreement of $201.8 million with the remainder being retained and eventually utilized to make payments related to certain acquisitions consummated during 1996.  Interest on the 1995 Notes was payable semiannually on March 30 and September 30 of each year.  Interest expense was $28.3 million for the year ended December 31, 2001 and $30 million for the years ended December 31, 2000 and 1999.  The 1995 Notes were issued under an indenture among SBG, its subsidiaries (the guarantors) and the trustee.  Costs associated with the offering totaled $6.8 million, including an underwriting discount of $6.0 million.  These costs were capitalized and were being amortized over the life of the debt.  Based upon the quoted market price, the fair value of the 1995 Notes as of December 31, 2000 was $291.2 million.

In December 2001, the Company redeemed the $300 million aggregate principal amount of the 1995 Notes for a total consideration of $318.3 million, including accrued interest of $6.1 million.  The Company recognized an extraordinary loss of $9.5 million, net of a tax benefit of $5.2 million.  The extraordinary loss represented a write-off of the previous debt acquisition costs of $2.5 million and consideration of $12.2 million.

10% Senior Subordinated Notes Due 2003 and 1997 Tender Offer

In December 1993, the Company completed an issuance of $200 million aggregate principal amount of 10% Senior Subordinated Notes (the “1993 Notes”) due 2003.  Subsequently, the Company determined that a redemption of $100 million was required.  This redemption and a refund of $1.0 million of fees from the underwriters took place in the first quarter of 1994.

In December 1997, the Company completed a tender offer of $98.1 million aggregate principal amount of the 1993 Notes (the “Tender Offer”).  Total consideration per $1,000 principal amount note tendered was $1,082.08 resulting in total consideration paid to consummate the Tender Offer of $106.2 million.  In conjunction with the Tender Offer, the Company recorded an extraordinary loss of $6.1 million, net of tax benefit of $4.0 million.  In the second quarter of 1999, the Company redeemed the remaining 1993 notes for a total consideration of $1.9 million.  Interest expense for the year ended December 31, 1999 was $60,000.  The 1993 Notes were issued under an Indenture among SBG, its subsidiaries (the guarantors) and the trustee.

8.75% Senior Subordinated Notes Due 2011

In December 2001, the Company completed an issuance of $310 million aggregate principal amount of 8.75% Senior Subordinated Notes (the “2001 Notes”), due 2011, generating net proceeds to the Company of $306.2 million.  The net proceeds of this offering were utilized to repay the 1995 Notes.  Interest on the 2001 Notes is payable semiannually on June 15th and December 15th of each year.  Interest expense was $1.7 million for the year ended December 31, 2001.  The 2001 Notes were issued under an indenture among SBG, its subsidiaries (the guarantors) and the trustee.  Costs associated with the offering totaled $4.1 million, including an underwriting discount of $3.8 million.  These costs were capitalized and are being amortized over the life of the debt.  Based on the quoted market price, the fair value of the 2001 Notes as of December 31, 2001 was $312.2 million.

Summary

Notes payable, capital leases and the Amended and Restated 1998 Bank Credit Agreement consisted of the following as of December 31, 2001 and 2000 :

	2001	2000
	(in thousands)
Bank Credit Agreement, Term Loan	$500,000	$625,000
Bank Credit Agreement, Revolving Credit Facility	364,000	206,000
8.75% Senior Subordinated Notes, due 2007	250,000	250,000
9% Senior Subordinated Notes, due 2007	200,000	200,000
10% Senior Subordinated Notes, due 2005	—	300,000
8.75% Senior Subordinated Notes, due 2011	310,000	—
Capital leases	18,465	3,767
Installment note for certain real estate interest at 8.0%	70	79
	1,642,535	1,584,846

Less: Discount on 8.75% Senior Subordinated Notes, due 2007	(585)	(682)
Plus (less): SFAS No. 133 derivatives, net	3,370	(2,585)
Less: Current portion	(182)	(100,018)
	$1,645,138	$1,481,561

Indebtedness under the notes payable, capital leases and Amended and Restated 1998 Bank Credit Agreement as of December 31, 2001 mature as follows :

(in thousands)
2002	$182
2003	5,209
2004	5,106
2005	369,142
2006	5,171
2007 and thereafter	1,257,725
1,642,535
Less: Discount on 8.75% Senior Subordinated Notes, due 2007	(585)
Plus: SFAS No. 133 derivatives, net	3,370
$1,645,320

Substantially all of the Company’s stock in its wholly owned subsidiaries has been pledged as security for notes payable and commercial bank financing.

4.   NOTES AND CAPITAL LEASES PAYABLE TO AFFILIATES:

Notes and capital leases payable to affiliates consisted of the following as of December 31, 2001 and 2000:

	2001	2000
	(in thousands)
Subordinated installment notes payable to former majority owners, interest 8.75%, principal payments in varying amounts due annually beginning October 1991, with a balloon payment due at maturity in May 2005	$5,395	$6,554
Capital lease for building, interest at 7.93%	2,448	304
Capital lease for building, interest at 6.62%	7,323	7,857
Capital leases for broadcasting tower facilities, interest at 9%	2,782	3,070
Capitalization of time brokerage agreements, interest at 6.20% to 8.25%	17,816	15,648
Capital leases for building and tower, interest at 8.25%	4,546	1,414
	40,310	34,847
Less: Current portion	(7,086)	(5,838)
	$33,224	$29,009

Notes and capital leases payable to affiliates as of December 31, 2001 mature as follows :

(in thousands)
2002	$9,973
2003	8,929
2004	8,367
2005	7,558
2006	4,801
2007 and thereafter	15,657
Total minimum payments due	55,285
Less: Amount representing interest	(14,975)
Present value of future notes and capital lease payments	$40,310

5.   PROGRAM CONTRACTS PAYABLE:

Future payments required under program contracts payable as of December 31, 2001 were as follows:

(in thousands)
2002	$120,201
2003	65,911
2004	50,289
2005	21,708
2006	1,751
259,860
Less: Current portion	(120,201)
Long-term portion of program contracts payable	$139,659

Included in the current portion amounts are payments due in arrears of $27.2 million.  In addition, the Company has entered into non-cancelable commitments for future program rights aggregating $113.7 million as of December 31, 2001.

The Company performs a net realizable value calculation for each of its non-cancelable commitments in accordance with SFAS No. 63, “Financial Reporting by Broadcasters.”  The Company utilizes sales information to estimate the future revenue of each commitment and measures that amount against the amount of the commitment.  If the estimated future revenue is less than the amount of the commitment, a write down to the value of the asset is considered.

The Company has estimated the fair value of its program contract payables and non-cancelable commitments at approximately $227.0 million and $98.7 million, respectively, as of December 31, 2001, and $178.3 million and $149.3 million, respectively, as of December 31, 2000.  These estimates were based on future cash flows discounted at the Company’s current borrowing rate.

6.   COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST, COMMON STOCK AND PREFERRED STOCK:

1997 Offering of Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust

In March 1997,  the  Company  completed  a private  placement  of $200  million aggregate  liquidation  value of 11.625%  High  Yield  Trust  Offered  Preferred Securities  (the  “HYTOPS”)  of  Sinclair  Capital,  a  subsidiary  trust of the Company.  The HYTOPS were issued  March 12, 1997,  mature  March 15,  2009,  and provide for quarterly  distributions  to be paid in arrears  beginning  June 15, 1997.  The HYTOPS were sold to “qualified institutional  buyers” (as defined in Rule 144A under the  Securities Act of 1933, as amended) and a limited number of institutional   “accredited   investors”   and  the  offering  was  exempt  from registration  under the  Securities  Act of 1933,  as amended  (“the  Securities Act”),  pursuant to Section 4(2) of the Securities Act and Rule 144A thereunder.  The Company  utilized  $135.0  million of the  approximately  $192.8 million net proceeds of the private  placement  to repay  outstanding  debt and retained the remainder for general corporate purposes.

Pursuant to a Registration  Rights Agreement entered into in connection with the private  placement of the HYTOPS,  the Company offered holders of the HYTOPS the right to  exchange  the  HYTOPS  for new  HYTOPS  having  the same  terms as the existing securities, except that the exchange of the new HYTOPS for the existing HYTOPS has been registered under the  Securities Act. On May 2, 1997,  the Company  filed  a registration  statement on Form S-4 with the Commission for the purpose of registering the new HYTOPS to be offered in exchange for the aforementioned existing HYTOPS issued by the Company in March 1997 (the “Exchange Offer”).  The Company’s  Exchange  Offer was closed and became  effective  August 11, 1997, at which time all of the existing HYTOPS were exchanged for new HYTOPS. Amounts  payable to the  holders of HYTOPS are  recorded  as  “Subsidiary  trust minority  interest  expense” in the accompanying  financial  statements and was $23.3 million for each of the three years ended December 31, 2001, 2000, and 1999.

Common Stock

Holders of Class A Common Stock are entitled to one vote per share and holders of Class B Common Stock are entitled to ten votes per share except for votes relating to “going private” and certain other transactions. The Class A Common Stock and the Class B Common Stock vote altogether as a single Class except as otherwise may be required by Maryland law on all matters presented for a vote. Holders of Class B Common Stock may at any time convert their shares into the same number of shares of Class A Common Stock.

Preferred Stock

During September 1997, the Company completed a public offering of 3,450,000 shares of Series D Convertible Exchangeable Preferred Stock (the “1997 Preferred Stock Offering”). The Convertible Exchangeable Preferred Stock has a liquidation preference of $50 per share and a stated annual dividend of $3.00 per share payable quarterly out of legally available funds and are convertible into shares of Class A Common Stock at the option of the holders thereof at a conversion price of $22.813 per share, subject to adjustment.   The shares of Convertible Exchangeable Preferred Stock are exchangeable at the option of the Company, for 6% Convertible Subordinated Debentures of the Company, due 2012, and are redeemable at the option of the Company on or after September 20, 2000 at specified prices plus accrued dividends.

7.   DERIVATIVE INSTUMENTS:

The Company enters into derivative instruments primarily for the purpose of reducing the impact of changing interest rates on its floating rate debt, and to reduce the impact of changing fair market values of its fixed rate debt.  In addition, the Company has entered into put and call option derivative instruments relating to the Company’s Class A Common Stock in order to hedge the possible dilutive effect of employees exercising stock options pursuant to the Company’s stock option plans.

Statement of Financial Accounting Standard No. 133

On January 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities —Deferral of the Effective Date of SFAS Statement No. 133 and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133. SFAS No. 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative instrument’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative instrument’s gains and losses to offset related results on the hedged item in the income statement, to the extent effective, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 had the following impact on the Company’s financial statements.

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

SFAS No. 133 required deferred gains and losses on previously terminated floating-to-fixed rate hedges to be presented as other comprehensive income or loss on the Consolidated Balance Sheet.  As a result, on January 1, 2001, the Company reclassified the $2.8 million net balance of deferred losses to accumulated other comprehensive loss, net of a deferred tax benefit of $1.5 million and is amortizing this balance to interest expense over the original terms of the previously terminated and modified swap agreements, which expire from July 9, 2001 to June 3, 2004.  The Company amortized $0.3 million from accumulated other comprehensive loss and deferred tax asset to interest expense during 2001.

Interest Rate Derivative Instruments

As of December 31, 2001, the Company held three derivative instruments:

•                  The Company held an interest rate swap agreement with a notional amount of $575 million which expires on June 5, 2006. The swap agreement requires the Company to pay a fixed rate which is set in the range of 5.95% to 7% and receive a floating rate based on the three month London Interbank Offered Rate (“LIBOR”) (measurement and settlement is performed quarterly).  This swap agreement is reflected as a derivative obligation based on its fair value of $40.5 million as a component of other long-term liabilities in the accompanying Consolidated Balance Sheet as of December 31, 2001.  This swap agreement does not qualify for hedge accounting treatment under SFAS No. 133; therefore, changes in its fair market value are reflected currently in earnings as gain (loss) on derivative instruments.  The Company incurred an unrealized loss of $34.4 million during 2001 related to this instrument.

•                  In June 2001, the Company entered into an interest rate swap agreement with a notional amount of $250 million which expires on December 15, 2007 in which the Company receives a fixed rate of 8.75% and pays a floating rate based on LIBOR (measurement and settlement is performed quarterly).  This swap is accounted for as a hedge of the Company’s 8.75% debenture in accordance with SFAS No. 133 whereby changes in the fair market value of the swap are reflected as adjustments to the carrying amount of the debenture.  The swap is reflected in the accompanying Consolidated Balance Sheet as a derivative asset and as a premium on the 8.75% debenture based on its fair value of $4.0 million at December 31, 2001.

•                  In June 2001, the Company entered into an interest rate swap agreement with a notional amount of $200 million which expires on July 15, 2007 in which the Company receives a fixed rate of 9% and pays a floating rate based on LIBOR (measurement and settlement is performed quarterly).  This swap is accounted for as a hedge of the Company’s 9% Notes in accordance with SFAS No. 133 whereby changes in the fair market value of the swap are reflected as adjustments to the carrying amount of the debenture.  This swap is reflected in the accompanying Consolidated Balance Sheet as a derivative asset and as a premium on the 9% Notes based on its fair value of $2.5 million at December 31, 2001.

During May 2001, the Company terminated an interest rate swap with a notional amount of $250 million and recognized a net mark-to-market gain of $2.2 million which is reflected in the accompanying Consolidated Statement of Operations as gain (loss) on derivative instruments.

The Company experienced losses of $2.6 million during 2000 as a result of terminating two of its fixed-to-floating interest rate swap agreements.  The losses resulting from these terminations are reflected as a discount on the Company’s fixed rate debt and are being amortized to interest expense through December 15, 2007, the expiration date of the terminated swap agreements.  For the year ended December 31, 2001, amortization of $0.5 million of the discount was recorded to interest expense.

During 2000, the Company experienced gains of $1.9 million as a result of terminating several of its floating-to-fixed interest rate swap agreements.  In addition, during 2000 the Company experienced a loss of $6.1 million as a result of modifying the terms of its remaining floating-to-fixed interest rate swap agreement, as discussed above.  The gains and losses resulting  from these terminations  and modifications have been deferred and are recorded as other long-term liabilities and other assets on the accompanying Consolidated Balance Sheet as of December 31, 2000.  These deferred gains and losses are being amortized to interest income and expense through the expiration dates of the terminated or modified swap agreements, which expire from July 9, 2001 to June 3, 2004.  For the year ended December 31, 2000, amortization of $0.1 million of the deferred gain was recorded to interest expense.  No amortization of the deferred loss was recorded because the loss occurred on the last business day of 2000.  These balances were transferred to other comprehensive loss on January 1, 2001 as described above.

The counterparties to these agreements are international financial institutions. The Company estimates the net fair value of these instruments at December 31, 2001 to be a liability of $34.0 million.  The fair value of the interest rate swap agreements is estimated by obtaining quotations from the financial institutions which are a party to the Company’s derivative contracts. The fair value is an estimate of the net amount that the Company would pay on December 31, 2001 if the contracts were transferred to other parties or cancelled by the Company.

Treasury Option Derivative Instrument

In August 1998, the Company entered into a treasury option derivative contract (the “Option Derivative”).  The Option Derivative contract provided for 1) an option exercise date of September 27, 2000, 2) a notional amount of $300 million and 3) a five-year treasury strike rate of 6.4%.  Upon the execution of the Option Derivative in 1998, the Company received a cash payment representing an option premium of $9.5 million which was recorded in “Other long-term liabilities” in the accompanying Consolidated Balance Sheets.  The Company adjusted its liability to the present value of the future payments of the settlement amounts based on the forward five-year treasury rate at the end of each accounting period.  These adjustments are reflected on the Company’s Consolidated Statements of Operations as “Unrealized gains or losses on derivative instruments”.

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

Equity Put And Call Options

1997 Options

In April 1997, the Company entered into put and call option contracts related to its common stock for the purpose of hedging the dilution of the common stock upon the exercise of stock options granted.  The Company entered into 1,100,000 European style (that is, exercisable on the expiration date only) put options for common stock with a strike price of $12.89 per share which provide for settlement in cash or in shares, at the election of the Company.  The Company entered into 1,100,000 American style (that is, exercisable any time on or before the expiration date) call options for common stock with a strike price of $12.89 per share which provide for settlement in cash or in shares, at the election of the Company.  During the year ended December 31, 2000, upon the settlement of these options, the Company repurchased 1,100,000 shares of common stock and made payments of $14.2 million.

1998 Options

In July 1998, the Company entered into put and call option contracts related to the Company’s common stock (the “July Options”).  In September 1998, the Company entered into additional put and call option contracts related to the Company’s common stock (the “September Options”).  These option contracts allow for settlement in cash or net physically in shares, at the election of the Company.  The Company entered into these option contracts for the purpose of hedging the dilution of the Company’s common stock upon the exercise of stock options granted.

The July Options included 2,700,000 call options for common stock and 2,700,000 put options for common stock, with a strike price of $33.27 and $28.93 per common share, respectively.  The September Options included 467,000 call options for common stock and 700,000 put options for common stock, with a strike price of $28 and $16.0625 per common share, respectively.  For the year ended December 31, 1998, option premium payments of $12.2 million and $0.7 million were made relating to the July and September Options, respectively.  The Company recorded these premium payments as a reduction of additional paid-in capital.  To the extent that the Company entered into put options related to its common stock, the additional paid-in capital amounts were reclassified accordingly and reflected as Equity Put Options in the accompanying consolidated balance sheets as of December 31, 1999.  For the year ended December 31, 1999, the Company recorded receipts of $1.25 million relating to the 1998 September Options as an increase in additional paid-in capital.  Additionally, 200,000 of the 1998 September Options were retired during 1999.

The 1998 July Options and September Options were exercised during March 2000.  The Company repurchased 208,400 shares and made a net payment of $1.6 million related to this settlement.  The 1998 September Options were amended during March 2000 to include 2.1 million equity put options at a put strike price of $10.125.  The Company settled the 1998 September options during December 2000 and repurchased 1,430,000 shares of common stock and made a payment of $14.5 million related to this settlement.  Additionally, during 2000, the Emerging Issues Task Force of the Financial Accounting Standards Board (EITF) released EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.  EITF Issue No. 00-19 clarified how freestanding contracts that are indexed to, and potentially settled in, a company’s own stock should be classified and measured.  As a result of implementing EITF Issue No. 00-19, the Company reclassified the balance relating to the July Options of $7.8 million from Additional Paid-In Capital-Equity Put Options to Equity Put Options as reflected in the accompanying Consolidated Balance Sheet as of December 31, 2000.  On April 10, 2001, this option became exercisable and, as a result, the contract was settled for $7.7 million in cash on April 16, 2001.

1999 Options

In September 1999, the Company entered into put and call option contracts related to the Company’s common stock.  The Company entered into 1,700,000 European style put options for common stock with a strike price of $9.45 per share which provide for settlement in cash or in shares, at the election of the Company.  In September 1999, the Company entered into 1,000,000 American style call options for common stock with a strike price $10.45 per share which provide for settlement in cash or in shares, at the election of the Company.  For the year ended December 31, 1999, option premium payments of $0.5 million were made relating to the September call options.  The Company recorded these premium payments as a reduction of additional paid-in capital.  To the extent that the Company entered into put options related to its common stock, the additional paid-in capital amounts were reclassified accordingly and reflected as Equity Put Options in the accompanying Consolidated Balance Sheet as of December 31, 1999.  For the year ended December 31, 2000, upon settlement of these options, the Company repurchased 1,030,000 shares of common stock and made payments of $9.7 million.

8.   INCOME TAXES:

The Company files a consolidated federal income tax return and separate company state tax returns.  The provision (benefit) for income taxes consisted of the following for the years ended December 31, 2001, 2000 and 1999 :

	2001	2000	1999
	(in thousands)
(Benefit from) provision for income taxes – continuing operations	$(51,682)	$4,816	$25,107
Provision for income taxes – discontinued operations	—	73,120	149,771
Benefit from income taxes – extraordinary item	(7,800)	—	—
	$(59,482)	$77,936	$174,878

Current:
Federal	$(47,880)	$58,079	$81,370
State	(910)	13,439	30,323
	(48,790)	71,518	111,693

Deferred:
Federal	(9,792)	5,829	56,576
State	(900)	589	6,609
	(10,692)	6,418	63,185
	$(59,482)	$77,936	$174,878

The following is a reconciliation of federal income taxes at the applicable statutory rate to the recorded provision from continuing operations:

	2001	2000	1999
Statutory federal income taxes	(35.0)%	(35.0)%	(35.0)%
Adjustments-
State income and franchise taxes, net of federal effect	(4.6)	7.0	21.2
Goodwill amortization	8.2	39.0	99.5
Non-deductible expense items	1.6	6.5	57.4
Reversal of income tax accruals	(3.8)	—	—
Other	2.3	(1.9)	4.4
Provision for income taxes	(31.3)%	15.6%	147.5%

Temporary differences between the financial reporting carrying amounts and the tax basis of assets and liabilities give rise to deferred taxes.  The Company had a net deferred tax liability of $231.7 million and $243.1 million as of December 31, 2001 and 2000, respectively, including amounts contained in accumulated other comprehensive loss.

The Company’s remaining federal net operating losses will expire during various years from 2011 to 2019, and are subject to annual limitations under Internal Revenue Code Section 382 and similar state provisions.  The tax effects of these NOL’s are recorded in the deferred tax accounts in the accompanying Consolidated Balance Sheets.

Total deferred tax assets and deferred tax liabilities as of December 31, 2001 and 2000 were as follows :

	2001	2000
	(in thousands)
Deferred Tax Assets:
Accruals and reserves	$14,597	$7,080
Net operating losses	35,539	23,123
Other	16,858	11,364
	66,994	41,567
Valuation allowance for deferred tax assets	(25,724)	(16,226)
	$41,270	$25,341
Deferred Tax Liabilities:
FCC license	$(37,456)	$(42,230)
Parent Preferred Stock deferred tax liability	(25,833)	(25,833)
Fixed assets and intangibles	(198,242)	(186,904)
Other	(12,891)	(14,218)
	$(274,422)	$(269,185)

The Company establishes valuation allowances in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes.  The Company continually reviews the adequacy of the valuation allowance and is recognizing these benefits only as reassessment indicates that it is more likely than not that the benefits will be realized.

In December 2001, the Internal Revenue Service (“IRS”) completed its examination of the Company’s federal income tax returns filed through 1997.  As a result of this settlement, the Company’s fiscal year 2001 benefit for income taxes reflects a $6.3 million reduction of taxes provided in prior periods.  The IRS has not initiated an examination of federal tax returns subsequent to 1997.  The Company believes that adequate accruals have been provided for all years.

9.   COMMITMENTS AND CONTINGENCIES:

Litigation

Lawsuits and claims are filed against the Company from time to time in the ordinary course of business.  These actions are in various preliminary stages, and no judgements or decisions have been rendered by hearing boards or courts.  Management, after reviewing developments to date with legal counsel, is of the opinion that the outcome of such matters will not have a material adverse effect on the Company’s consolidated financial position, consolidated results of operations or consolidated cash flows.

Commitment for Advertising

During 1999, the Company entered into an option agreement with BeautyBuys.com (“Beauty Buys”) to provide radio and television advertising, promotional support and other services (in-kind services) over a five year period ending December 31, 2004 in exchange for options to acquire an equity interest.  Advertising and promotional support would be provided to BeautyBuys from the Company’s unutilized inventory, valued as if each spot was being sold at the then-current street rates at the time of the airing.  The Company would recognize no revenue related to its advertising, promotion or other services and would recognize revenue as the Company’s options vest in an amount equal to the fair value of the options.

In December 2000, the Company entered into a modification agreement with BeautyBuys and its parent, Synergy Brands, Inc. (“Synergy”), whereby the Company divested of its option to acquire an equity interest  in BeautyBuys in exchange for a significant reduction in the amount of advertising, promotional support and other services the Company is to provide to BeautyBuys and an increased equity position in Synergy.  Additionally, the Company, BeautyBuys, and Icon International (“Icon”) entered into an agreement whereby BeautyBuys would transfer and sell to Icon its remaining amount of advertising and promotional support to be received from SBG for a combination of $2.7 million in cash and certain trade credits from Icon.   Simultaneously, the Company entered into an agreement with  Icon  whereby the  Company received $3.2  million in cash and certain  trade credits from Icon  in exchange for Media Time Credits or commercial inventory.  Icon inventory spots aired will be valued and characterized the same as other spots sold with similar cash and barter components.

The cash received by BeautyBuys and the Company from Icon was viewed by management as a measurement of the value of the future advertising the Company will need to provide to Icon.  Therefore, the Company recorded an expense of $2.7 million in loss related to investments and a corresponding liability of $5.9 million to deferred barter revenue on the accompanying Consolidated Statement of Operations and Balance Sheet for the year ended December 31, 2000.  “Deferred barter revenue” will be amortized to broadcast revenue as the proportionate cash component of the spots are aired.

Operating Leases

The Company has entered into operating leases for certain property and equipment under terms ranging from three to ten years.  The rent expense under these leases, as well as certain leases under month-to-month arrangements for the years ended December 31, 2001, 2000 and 1999 was approximately $5.7 million, $6.8 million and $5.9 million, respectively.

Future minimum payments under the leases are as follows :

(in thousands)
2002	$5,120
2003	3,568
2004	2,896
2005	2,430
2006	2,143
2007 and thereafter	6,981
$23,138

Affiliation Agreements

Sixty-one of the 63 television stations that SBG owns and operates or to which it provides programming services or sales services, currently operate as affiliates of FOX (20 stations), WB (20 stations), ABC (8 stations), NBC (4 stations), UPN (6 stations) or CBS (3 stations).  The remaining two stations are independent.  The networks produce and distribute programming in exchange for each station’s commitment to air the programming at specified times and for commercial announcement time during the programming.  In addition, networks other than FOX pay each affiliated station a fee for each network-sponsored program broadcast by the station.

The FOX-affiliated stations continue to carry FOX programming notwithstanding the fact that their affiliation agreements have expired.  The FOX affiliation agreements expired in 2001, in part as a result of FOX having failed to exercise an option to renew the affiliation agreements for these stations for an additional five years.  The Company is currently in discussions with FOX to secure long-term affiliation agreements and expects such discussions to be successful.  FOX, however, has recently acquired television stations in one market, Baltimore, where Sinclair owns a station currently affiliated with FOX.  The Company continues to operate these stations as a FOX affiliate and the Company does not believe FOX has any current plans to terminate the affiliation agreement of any of these stations.

In addition, the affiliation agreements of three ABC stations (WEAR - TV, in Pensacola, Florida, WCHS - TV, in Charleston, West Virginia and WXLV-TV, in Greensboro/Winston-Salem, North Carolina) have expired. The Company continues to operate these stations as an ABC affiliate and the Company does not believe ABC has any current plans to terminate the affiliation of any of these stations.

The Company also recently received a notice from NBC which prevents what would have otherwise been an automatic five-year extension of the affiliation agreements for WICS/WICD (Champaign/Springfield, Illinois) and WKEF-TV (Dayton, Ohio), which are due to expire on June 30, 2002 and April 1, 2003, respectively. The Company is currently discussing extensions of these agreements with NBC.

Upon the termination of any of the above affiliation agreements, the Company would be required to establish new affiliations with other networks or operate as an independent.  At such time, the remaining value of the network affiliation asset could become impaired and the Company would be required to write down the value of the asset.

Local Marketing Agreements

The Company filed a Petition for Review of the FCC’s order to divest of LMAs entered into or after November 5, 1996 by August 5, 2001 in the U.S. Court of Appeals for the D.C. Circuit.  On June 21, 2001, the U.S. Court of Appeals for the D.C. Circuit granted our motion for stay, pending the court’s review of a FCC rule limiting the number of stations that television broadcasters can own in a market.  The Company submitted a written brief to the Court during the third quarter 2001 and oral arguments occurred during the first quarter of 2002.  The Company currently programs four stations that are impacted by this FCC order.  If the Company were required to divest of these stations, the intangible assets aggregating approximately $147.9 million associated with these LMA agreements may be impaired and the Company would be required to write down the value of such assets.  The Company does not believe the assets of these four stations are impaired.

Outsourcing Agreements

The Company has entered into two (and intends to seek opportunities for additional) outsourcing agreements in which our stations provide or are provided various non-programming services such as sales, operational and managerial services to or by other stations. One of these arrangements (relating to WTXL-TV, Tallahassee, Florida, to which WTWC-TV provides services) has been challenged by a complaint to the FCC made in the fourth quarter of 2001. The Company and its counterparty have responded to this complaint and we cannot predict the outcome of the proceeding.

10.  RELATED PARTY TRANSACTIONS:

In connection with the start-up of an affiliate in 1990, certain Class B Stockholders issued a note allowing them to borrow up to $3.0 million from the Company.  This note was amended and restated June 1, 1994, to a term loan bearing interest of 6.88% with quarterly principal payments beginning March 31, 1996 through December 31, 1999.  The note was paid in full as of December 31, 1999.

During the year ended December 31, 1993, the Company loaned Gerstell Development Limited  Partnership (a partnership owned by Class B Stockholders) $2.1 million.  The note bears interest at 6.18%, with principal  payments beginning on November 1, 1994,  and a final  maturity date of October 1, 2013. As of December 31, 2001 and 2000,  the  balance  outstanding  was  approximately  $1.6  million and $1.7 million, respectively.

Concurrently  with the Company’s  initial public offering,  the Company acquired options from certain stockholders of Glencairn, Ltd., (“Glencairn”) that will grant the  Company  the  right  to  acquire,  subject  to  applicable  FCC  rules  and regulations, 100% of the capital stock of Glencairn.  The Glencairn option exercise  price is based on a  formula  that  provides  a 10%  annual  return to Glencairn. Glencairn is  the  owner-operator  and  FCC  licensee  of  WNUV-TV  in Baltimore, WVTV-TV in Milwaukee, WRDC-TV in Raleigh/Durham,  WABM-TV in Birmingham,  KRRT-TV in Kerrville,  WBSC-TV in  Asheville/Greenville/Spartanburg and WTTE-TV in Columbus.  The Company has entered into five-year LMA agreements  (with  five-year  renewal terms at the  Company’s  option)  with Glencairn pursuant to which the Company provides  programming to Glencairn for airing on WNUV-TV,  WVTV-TV,  WRDC-TV, WABM-TV, KRRT-TV, WBSC-TV and WTTE-TV.  During the years ended  December  31, 2001,  2000 and 1999,  the Company  made  payments  of  $11.8  million,  $11.3  million  and  $10.8  million, respectively, to Glencairn under these LMA agreements.

During the years ended  December 31, 2001,  2000 and 1999, the Company from time to time entered into charter  arrangements  to lease  aircraft  owned by certain Class B  Stockholders.

During the years ended December 31, 2001, 2000 and 1999, the Company incurred  expenses of approximately  $41,000,  $0.2 million and $0.4 million related to these arrangements, respectively.

Certain assets used by the Company and its operating subsidiaries are leased from Cunningham Communications Inc., Keyser Investment Group, Gerstell Development Limited Partnership, and Beaver Dam, LLC (entities owned by the Class B Stockholders).  Lease payments made to these entities were $3.1 million, $2.8 million, and $2.1 million for the years ended December 31, 2001, 2000 and 1999, respectively.

11. ACQUISITIONS AND DISPOSITIONS:

1999 Acquisitions and Dispositions

Guy Gannett  Acquisition.  In September 1998, the Company agreed to acquire from Guy Gannett  Communications  its television  broadcast assets for a purchase price of $317.0  million in cash (the “Guy Gannett  Acquisition”).  As a result of this transaction and after the completion of related  dispositions,  the Company acquired five television  stations in five separate markets.  In April 1999, the Company  completed  the purchase of WTWC-TV,  WGME-TV and WGGB-TV for a purchase price of $111.0  million.  The  acquisition was accounted for under the purchase method of  accounting  whereby the purchase  price was allocated to property and programming assets, acquired intangible broadcast assets and other intangible assets for $20.9 million, $ 45.7 million, and $51.4 million, respectively, based on an independent appraisal. In July 1999, the Company completed the purchase of WICS/WICD-TV,  and KGAN-TV for a purchase price of $81.0 million.  The  Company  financed  these  acquisitions  by  utilizing indebtedness under the 1998 Bank Credit Agreement.

Ackerley  Disposition.  In September  1998,  the Company  agreed to sell the Guy Gannett television station WOKR-TV in Rochester, New York to the Ackerley Group, Inc. for a sales price of $125 million (the  “Ackerley  Disposition”).  In April 1999, the Company closed on the purchase of WOKR-TV and simultaneously completed the sale of WOKR-TV to Ackerley.

CCA  Disposition.  In  April  1999,  the  Company  completed  the  sale  of  the non-license  assets  of  KETK-TV  and  KLSB-TV  in   Tyler-Longview,   Texas  to Communications  Corporation of America  (“CCA”) for a sales price of $36 million (the “CCA Disposition”).  In addition,  CCA has an option to acquire the license assets of KETK-TV for an option purchase price of $2.0 million.

St. Louis Radio Acquisition.  In August 1999, the Company completed the purchase of radio station KXOK-FM in St. Louis,  Missouri for a purchase  price of $14.1 million in cash. The  acquisition was accounted for under the purchase method of accounting  whereby the  purchase  price was  allocated to property and acquired intangible broadcast assets for $0.6 million and $15.2 million, respectively.

Barnstable  Disposition.  In  August 1999, the Company completed the sale of the radio  stations  WFOG-FM  and  WGH-AM/FM serving the Norfolk, Virginia market to Barnstable  Broadcasting,  Inc.  (“Barnstable”).  The stations were sold to Barnstable for a sales price of $23.7 million.

Entercom  Disposition.  In July 1999,  the Company  entered into an agreement to sell 46 radio  stations in nine markets to Entercom Communications Corporation (Entercom) for $824.5 million in cash. The  transaction did not include the Company’s  radio  stations in the St.  Louis market which where sold separately during 2000 (see Emmis disposition below).  In December 1999, the  Company  closed on the sale of 41 radio  stations  in eight  markets  for a purchase price of $700.4 million.

2000 Acquisitions and Dispositions

Montecito Acquisition.  In February 1998, the Company entered into a Stock Purchase Agreement with Montecito and its stockholders to acquire all of the outstanding stock of Montecito, which owns the FCC license for television broadcast station KFBT-TV.  The FCC granted approval of the transaction and on April 18, 2000 the Company completed the purchase of the outstanding stock of Montecito for a purchase price of $33.0 million.

Emmis Disposition.  In June 2000, the Company settled its litigation with Emmis and former CEO-designate Barry Baker regarding the sale of its St. Louis broadcast properties.  As a result of the settlement, the purchase option of the Company’s St. Louis broadcast properties has been terminated and a subsequent agreement was entered into whereby the Company would sell its St. Louis radio properties to Emmis.  In October 2000, the Company completed the sale of its St. Louis radio properties to Emmis for $220.0 million and retained its St. Louis television station, KDNL-TV.

Entercom Disposition.  On July 20, 2000 the Company completed the sale of four radio stations in Kansas City to Entercom for an aggregate purchase price of $126.6 million in cash.  The stations sold were KCFX-FM, KQRC-FM, KCIY-FM, and KXTR-FM.  In November 2000, the Company completed the sale of WKRF-FM in Wilkes-Barre, Pennsylvania to Entercom for $0.6 million.

WNYO Acquisition.  In August 2000, the Company entered into an agreement to purchase the stock of Grant Television, Inc., the owner of WNYO-TV in Buffalo, New York, for a purchase price of $51.5 million.  In October 2000, the Company completed the stock acquisition of Grant, obtaining the non-license assets of WNYO-TV and began programming the television station under a time brokerage agreement.  The acquisition was accounted for under the purchase method of accounting whereby the purchase price was allocated to property and programming assets, acquired intangible broadcast assets and other intangible assets for $2.9 million, $3.9 million and $39.8 million, respectively.  In December 2001, the Company received FCC approval and on January 25, 2002, the Company completed the purchase of the FCC license and related assets of WNYO-TV for a purchase price of $6.7 million.

Pending Acquisitions

Glencairn/WPTT, Inc. Acquistion.  On November 15, 1999, the Company entered into an agreement to purchase substantially all of the assets of television stations WCWB-TV, Channel 22, Pittsburgh, Pennsylvania, from the owner of that television station, WPTT, Inc. In December 2001, the Company received FCC approval and on January 7, 2002, the Company closed on the purchase of the FCC license and related assets of WCWB-TV for a purchase price of $18.8 million.

WPTT Note.  In connection with our sale of WCWB in Pittsburgh to WPTT, Inc., WPTT, Inc. issued to us a 15-year senior secured term note of $6.0 million (“the WPTT Note”).  We subsequently sold the WPTT Note to the late Julian S. Smith and Carolyn C. Smith, the parents of the controlling stockholders and both former stockholders of Sinclair, in exchange for the payment of $50,000 and the issuance of a $6.6 million note, which bears interest at 7.21% per annum.  During the year ended December 31, 2001, we received $0.5 million in interest payments on this note.  At December 31, 2001, the balance on this note was $6.6 million.  The note was paid in full on January 7, 2002.

On November 15, 1999, the Company entered into five separate plans and agreements of merger, pursuant to which it would acquire through merger with subsidiaries of Glencairn, Ltd., television broadcast stations WABM-TV, Birmingham, Alabama, KRRT-TV, San Antonio, Texas, WVTV-TV, Milwaukee, Wisconsin, WRDC-TV, Raleigh, North Carolina, and WBSC-TV (formerly WFBC-TV), Anderson, South Carolina.  The consideration for these mergers is the issuance to Glencairn of shares of Class A Common voting Stock of the Company. In December 2001, the Company received FCC approval on all the transactions except for WBSC-TV.  Accordingly, on February 1, 2002, the Company closed on the purchase of the FCC license and related assets of WABM-TV, KRRT-TV, WVTV-TV and WRDC-TV.  The total value of the shares issued in consideration for the approved mergers was $7.7 million.  In December 2001, the FCC dismissed our application to acquire the license of WBSC-TV and the Company has filed a motion for reconsideration of that decision.

Mission Acquisition.  Pursuant to our merger with Sullivan Broadcast Holdings, Inc. which was effective July 1, 1998, the Company acquired options to acquire television broadcast station WUXP-TV in Nashville, Tennessee from Mission Broadcasting I, Inc. and television broadcast station WUPN-TV in Greensboro, North Carolina from Mission Broadcasting II, Inc.  On November 15, 1999, the Company exercised its option to acquire both of the foregoing stations.  In December 2001, the Company received FCC approval and in January 2002, the Company closed on the purchase of the FCC licenses and related assets of WUXP-TV and WUPN-TV for the assumption of notes aggregating $4.2 million and $0.1 million of cash.  Prior to closing, the Company programmed these stations pursuant to an LMA.

Sullivan Acquisition.  In December 2001, the Company received FCC approval to acquire 100% of the stock of Sullivan Broadcasting Company II, Inc. and Sullivan Broadcasting Company IV, Inc. which, in the aggregate, own the FCC license and related assets of six television stations.  In January 2002, the Company completed the purchase of the FCC license and related assets of WZTV-TV, WUTV-TV, WXLV-TV, WRLH-TV, WMSN-TV and KOKH-TV.  Prior to closing, the Company programmed these stations pursuant to LMA’s.  As consideration for the purchase of the FCC license and related assets of KOKH, the Company forgave a note receivable to Sullivan IV in the amount of $16.5 million.

WUHF Acquisition.  In December 1999, the Company entered into a stock purchase agreement with BS&L Broadcasting, Inc. (BS&L) and its sole shareholder to acquire the stock of BS&L, the licensee of WUHF-TV, Rochester, New York. BS&L acquired the license of WUHF-TV from Sullivan II. One of the conditions to our acquisition of the stock of BS&L is the receipt of FCC approval.  The Company has filed an application with the FCC to acquire the license of WUHF-TV.  The Company currently programs WUHF-TV pursuant to a local marketing agreement.

12. DISCONTINUED OPERATIONS:

In July 1999, the Company entered into an agreement to sell 46 of its radio stations in nine markets to Entercom for $824.5 million in cash (adjusted for closing costs).  In December 1999, the Company completed the sale of 41 of its radio stations in eight markets to Entercom for $700.4 million in cash recognizing a gain, net of tax, of $192.4 million.  The Company completed the sale of four of the remaining five radio stations to Entercom in July 2000 for $126.6 million in cash and completed the sale of the remaining radio station in Wilkes-Barre to Entercom in November 2000 for a purchase price of $0.6 million in cash.  In addition, in October 2000, the Company completed its sale to Emmis Communications Corporation (“Emmis”) of the remaining radio stations serving the St. Louis market for a purchase price of $220.0 million.  The Company recognized a gain, net of tax, of $108.3 million on the sale of these remaining radio stations for the year ended December 31, 2000.

Based on the Company’s strategy to divest of its radio broadcasting segment, “Discontinued Operations” accounting has been adopted for the periods presented in the accompanying financial statements and the notes thereto.  As such, the results from operations of the radio broadcast segment, net of related income taxes, has been reclassified from income from operations and reflected as income from discontinued operations in the accompanying consolidated statements of operations for all periods presented.  Accounts receivable related to discontinued operations, which the Company will continue to own the rights to and collect, is included in accounts receivable, net of allowance for doubtful accounts, in the accompanying Consolidated Balance Sheets for all periods presented.  Accounts receivable, net of allowance for doubtful accounts includes accounts receivable related to discontinued operations balances of zero, net of allowance of $1.3 million and $1.8 million, net of allowance of $1.4 million as of December 31, 2001 and 2000, respectively.

“Net income from discontinued operations” includes net broadcast revenues of $27.9 million and $133.8 million for the years ended December 31, 2000 and 1999, respectively.  There was no income from discontinued operations during the year ended December 31, 2001.

Discontinued operations have not been segregated in the Consolidated Statements of Cash Flows and, therefore, amounts for certain captions will not agree with the accompanying Consolidated Statements of Operations.

13. RESTRUCTURING CHARGE:

During February 2001, the Company offered a voluntary early retirement program to its eligible employees and implemented a restructuring program to reduce operating and overhead costs.  As a result, the Company reduced its staff by 186 employees and incurred a restructuring charge of $2.4 million which is included in the accompanying Consolidated Statements of Operations.

During September 2001, KDNL-TV in St. Louis, Missouri discontinued programming its local news broadcast.  As a result, the Company incurred a restructuring charge of $1.1 million.  During December 2001, WXLV-TV in Winston Salem, North Carolina discontinued programming its local news broadcast.  As a result we incurred a restructuring charge of $0.3 million.  The restructuring charges related to severance and operating contract termination costs.

The following table provides a roll-forward of liabilities resulting from these restructuring charges :

Type of Cost	2001 Restructuring Charges	Payments	December 31, 2001 Accrued Balances
	(in thousands)
Employee severance and termination benefits	$3,448	$(2,367)	$1,081

Lease termination and other costs	388	(76)	312

Total	$3,836	$(2,443)	$1,393

14.  CONTRACT TERMINATION COSTS:

During the third quarter of 2001, SBG terminated its national representation agreements and entered into a new agreement with Katz Millennium Sales & Marketing, Inc. (Millennium).  SBG incurred $5.1 million of contract termination costs which were reimbursed by Millennium.  Additionally, SBG received $21.4 million for entering the new contract.  Both amounts will be recognized as revenue on a straight-line basis over the five year term of the contract.

15. EMPLOYEE BENEFIT PLAN:

The Sinclair Broadcast Group, Inc. 401(k) Profit Sharing Plan and Trust (the “SBG Plan”) covers eligible employees the Company.  Contributions made to the SBG Plan include an employee elected salary reduction amount, company matching contributions and a discretionary amount determined each year by the Board of Directors.  The Company’s 401(k) expense for the years ended December 31, 2001, 2000 and 1999 was $1.2 million, $1.7 million and $1.4 million, respectively.  There were no discretionary contributions during these periods.  During December 1997, the Company registered 800,000 shares of its Class A Common Stock with the SEC to be issued as a matching contribution for the 1997 plan year and subsequent plan years.

16. STOCK-BASED COMPENSATION PLANS:

Stock Option Plans

Designated Participants Stock Option Plan.  In connection with the Company’s initial public offering in June 1995 (the “IPO”), the Board of Directors of the Company adopted an Incentive Stock Option Plan for Designated Participants (the Designated Participants Stock Option Plan) pursuant to which options for shares of Class A common stock were granted to certain key employees of the Company.  The Designated Participants Stock Option Plan provides that the number of shares of Class A Common Stock reserved for issuance under the Designated Participant Stock Option Plan is 136,000.  Options granted pursuant to the Designated Participants Stock Option Plan must be exercised within 10 years following the grant date.  As of December 31, 2001, 34,500 shares were available for future grants.

Long-Term Incentive Plan.  In June 1996, the Board of Directors of the Company adopted, upon approval of the stockholders by proxy, the 1996 Long-Term Incentive Plan (the “LTIP”).  The purpose of the LTIP is to reward key individuals for making major contributions to the success of the Company and its subsidiaries and to attract and retain the services of qualified and capable employees.  Options granted pursuant to the LTIP must be  exercised within 10 years following the grant date.  A total of 14,000,000 shares of Class A Common Stock are reserved for awards under the plan.  As of December 31, 2001, 11,705,405 shares have been granted under the LTIP and 6,894,601 shares (including forfeited shares) were available for future grants.

Incentive Stock Option Plan.  In June 1996, the Board of Directors adopted, upon approval of the stockholders by proxy, an amendment to the Company’s Incentive Stock Option Plan.  The purpose of the amendment was (i) to increase the number of shares of Class A Common Stock approved for issuance under the plan from 800,000 to 1,000,000, (ii) to lengthen the period after date of grant before options become exercisable from two years to three years and (iii) to provide immediate termination and three-year ratable vesting of options in certain circumstances.  Options granted pursuant to the ISOP must be exercised within 10 years following the grant date.  As of December 31, 2001, 714,200 shares have been granted under the ISOP and 690,334 shares (including forfeited shares) were available for future grants.

A summary of changes in outstanding stock options is as follows:

	Options	Weighted– Average Exercise Price	Exercisable	Weighted– Average Exercise Price

Outstanding at end of 1998	8,670,120	$20.76	3,245,120	$15.01
1999 Activity:
Granted	881,300	24.16	—	—
Exercised	(117,500)	19.77	—	—
Forfeited	(1,382,500)	22.53	—	—
Outstanding at end of 1999	8,051,420	20.45	3,640,020	15.41
2000 Activity:
Granted	1,366,835	9.94	—	—
Exercised	(5,667)	9.25	—	—
Forfeited	(1,920,368)	23.23	—	—
Outstanding at end of 2000	7,492,220	17.82	3,859,819	14.89
2001 Activity:
Granted	702,900	9.00	—	—
Exercised	(63,287)	9.20	—	—
Forfeited	(886,388)	19.33	—	—
Outstanding at end of 2001	7,245,445	16.87	4,665,669	15.62

Additional information regarding stock options outstanding at December 31, 2001 is as follows:

Outstanding	Exercise Price	Weighted-Average Remaining Vesting Period (In Years)	Weighted-Average Remaining Contractual Life (In Years)	Exercisable	Weighted– Average Exercise Price
1,679,450	$7.65-12.65	1.51	8.31	770,399	$9.25
3,022,870	15.06	0.09	4.44	2,997,620	15.06
323,000	17.81-18.88	0.15	4.89	261,400	18.78
28,000	20.94	—	5.97	28,000	20.94
1,708,625	24.20	2.24	6.33	468,625	24.20
225,500	24.25-27.73	0.87	6.65	77,125	26.13
258,000	28.08-28.42	1.36	7.10	62,500	28.20
7,245,445	16.87	1.00	5.97	4,665,669	15.62

Pro Forma Information Related To Stock-Based Compensation

As permitted under SFAS No. 123, Accounting for Stock-Based Compensation, the Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by Accounting Principles Board Option No. 25, Accounting for Stock Issued to Employees, and provides pro forma disclosures of net income and earnings per share as if the fair value-based method prescribed by SFAS No. 123 had been applied in measuring compensation expense.

Had compensation cost for the Company’s 2001, 2000 and 1999 grants for stock-based compensation plans been determined consistent with SFAS No. 123, the Company’s net (loss) income, net (loss) income available to common shareholders before extraordinary items, and net (loss) income per common share for these years would approximate the pro forma amounts below (in thousands, except per share data):

	2001		2000		1999
	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma
Net (loss) income before extraordinary item	$(113,512)	$(121,359)	$77,365	$69,454	$167,784	$161,982

Net (loss) income	$(127,722)	$(135,569)	$77,365	$69,454	$167,784	$161,982
Net (loss) income available to common shareholders	$(138,072)	$(145,919)	$67,015	$59,104	$157,434	$151,632

Basic net loss per share before extraordinary item	$(1.47)	$(1.56)	$0.73	$0.65	$1.63	$1.57

Basic net (loss) income per share after extraordinary item	$(1.64)	$(1.73)	$0.73	$0.65	$1.63	$1.57

Diluted net loss per share before extraordinary item	$(1.47)	$(1.56)	$0.73	$0.65	$1.63	$1.57

Diluted net (loss) income per share after extraordinary item	$(1.64)	$(1.73)	$0.73	$0.65	$1.63	$1.57

The Company has computed for pro forma disclosure purposes the value of all options granted during 2001, 2000 and 1999 using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following weighted average assumptions:

	Year Ended December 31,
	2001	2000	1999
Risk-free interest rate	4.33%	4.95 - 4.96%	4.80 - 5.97%
Expected lives	6 years	6 years	6 years
Expected volatility	51%	63%	61%

Adjustments are made for options forfeited prior to vesting.

17. EARNINGS PER SHARE:

The following table reconciles income (numerator) and shares (denominator) used in the Company’s computations of earnings per share for the years ended December 31, 2001, 2000, and 1999 :

	2001	2000	1999
	(in thousands, except per share data)
Numerator
Net loss from continuing operations	$(113,512)	$(35,775)	$(42,126)
Net income from discontinued operations, including gain on sale of broadcast assets related to discontinued operations	$—	$113,140	$209,910
Net loss from extraordinary item	$(14,210)	$—	$—
Net (loss) income	$(127,722)	$77,365	$167,784
Preferred stock dividends payable	(10,350)	(10,350)	(10,350)
Net (loss) income available to common shareholders	$(138,072)	$67,015	$157,434
Denominator
Weighted-average number of common shares	84,352	91,405	96,615
Dilutive effect of outstanding stock options	31	27	20
Dilutive effect of equity put options	241	1,055	648
Weighted-average number of common equivalent shares outstanding	84,624	92,487	97,283

BASIC EARNINGS PER SHARE:
Net loss per share from continuing operations	$(1.47)	$(0.50)	$(0.54)
Net income per share from discontinued operations	$—	$1.24	$2.17
Net loss per share from extraordinary item	$(0.17)	$—	$—
Net (loss) income per share	$(1.64)	$0.73	$1.63

DILUTED EARNINGS PER SHARE:
Net loss per share from continuing operations	$(1.47)	$(0.50)	$(0.54)
Net income per share from discontinued operations	$—	$1.24	$2.17
Net loss per share from extraordinary item	$(0.17)	$—	$—
Net (loss) income per share	$(1.64)	$0.73	$1.63

Basic earnings per share (“EPS”) is calculated using the weighted average number of shares outstanding during the period.  Diluted earnings per share (“Diluted EPS”) includes the potentially dilutive effect, if any, which would occur if outstanding options to purchase common stock were exercised using the treasury stock method and if written equity put options were exercised using the reverse treasury stock method. Stock options and written equity put options to purchase 0.3 million, 1.1 million and 0.7 million incremental shares of common stock were outstanding during the years ended December 31, 2001, December 31, 2000 and December 31, 1999, respectively, but were not included in the computation of diluted EPS as the effect would be anti-dilutive. Stock options to purchase shares of common stock were outstanding during the years ended December 31, 2001, 2000 and 1999 but were not included in the computation of diluted EPS because the option’s exercise price was greater than the average market price of the common shares.

18. QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

	Quarter Ended
	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001
Total revenues	$165,564	$192,588	$167,579	$184,550
Operating income	7,504	25,129	5,080	(28)
Net loss from continuing operations	(36,613)	(13,022)	(29,859)	(34,018)
Net loss available to common shareholders	(39,201)	(20,307)	(32,447)	(46,117)
Basic loss per share from continuing operations	(.46)	(.19)	(.39)	(.43)
Diluted loss per share from continuing operations	(.46)	(.19)	(.39)	(.43)
Basic loss per share	(.46)	(.24)	(.39)	(.55)
Diluted loss per share	(.46)	(.24)	(.39)	(.55)

	Quarter Ended
	March 31, 2000	June 30, 2000	September 30, 2000	December 31, 2000
Total revenues	$176,427	$207,760	$187,628	$217,047
Operating income	23,562	49,380	37,777	48,274
Net loss from continuing operations	(2,623)	(1,253)	(20,613)	(11,286)
Net (loss) income available to common shareholders	(4,408)	(1,378)	16,259	56,542
Basic loss per share from continuing operations	(0.05)	(0.04)	(0.26)	(0.16)
Diluted loss per share from continuing operations	(0.05)	(0.04)	(0.26)	(0.16)
Basic (loss) income per share	(0.05)	(0.01)	0.18	0.65
Diluted (loss) income per share	(0.05)	(0.01)	0.18	0.65

19. SUBSEQUENT EVENT:

8% Senior Subordinated Notes due 2012

On March 14, 2002, the Company completed an issuance of $300 million aggregate principal amount of 8% Senior Subordinated Notes (the “2002 Notes”), due 2012, generating gross proceeds of $300 million.  The gross proceeds of this offering were utilized to repay $300 million of the Term Loan Facility.  Interest on the 2002 Notes is payable semiannually on March 15th and September 15th of each year.

MANAGEMENT'S REPORT ON CONSOLIDATED

FINANCIAL STATEMENTS AND INTERNAL CONTROLS

The accompanying consolidated financial statements have been prepared by the management of Sinclair Broadcast Group, Inc. in accordance with accounting principles generally accepted in the United States, and accordingly, include certain amounts which are based upon informed judgements and estimates.  The other financial information appearing elsewhere in this Annual Report is consistent with that in the consolidated financial statements.

Management maintains a system of internal accounting controls designed to meet their responsibility for reliable financial information.  Management believes that its accounting controls provide reasonable assurance, at an appropriate cost, that assets are safeguarded, that transactions are properly authorized and that established policies and procedures are followed.  Among these policies is a corporate code of conduct which requires employees to maintain the highest ethical standards in conducting Company affairs.

The Company’s consolidated financial statements have been audited by Arthur Andersen LLP, independent auditors, who express their opinion with respect to the fairness of the Company’s reported results of operations and financial position and who also obtain a sufficient understanding of the internal control structure to establish a basis for reliance thereon in determining the nature, extent and timing of audit tests applied in the examination of the consolidated financial statements.

The Audit Committee of the Board of Directors, comprised solely of outside directors, meets with management and Arthur Andersen LLP periodically to review planned audit scope and results, and to discuss other matters affecting the Company’s internal accounting controls and financial reporting.  The independent auditors have free access to the Audit Committee, with or without management present, to discuss appropriate matters.

/s/ David D. Smith
David D. Smith
Chairman of the Board, President and
Chief Executive Officer

/s/ David B. Amy
David B. Amy
Executive Vice President and
Chief Financial Officer

/s/ David R. Bochenek
David R. Bochenek
Corporate Controller

Report of independent public accountants

To Acrodyne Communications, Inc.:

We have audited the accompanying consolidated balance sheet of Acrodyne Communications, Inc. (a Delaware corporation) and subsidiary as of December 31, 2000, and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Acrodyne Communications, Inc. and subsidiary as of December 31, 2000, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

As explained in Note 2 to the financial statements, effective January 1, 2000, the Company changed its method of accounting for revenue.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has incurred recurring losses from operations and has net capital and working capital deficiencies that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of  asset carrying amounts or the amount of and classification of  liabilities that might result  should the Company be unable to continue as a going concern.

Arthur Andersen LLP

Philadelphia, Pennsylvania

April 13, 2001

ACRODYNE COMMUNICATIONS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2001 (unaudited)	2000 (audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,687	$86,959
Accounts receivable, net of allowance for doubtful accounts of $500,000 and $389,000 at December 31, 2001 and 2000, respectively	1,466,788	944,225
Inventories, net	1,281,512	2,286,887
Prepaid assets	44,955	58,555
Other current assets	—	500,524
Total current assets	2,810,942	3,877,150
PROPERTY, PLANT AND EQUIPMENT, net	3,771,969	4,150,926
LICENSE AGREEMENT, net of accumulated amortization of $525,000 and $225,000 at December 31, 2001 and 2000, respectively	975,000	1,275,000
TOTAL ASSETS	$7,557,911	$9,303,076

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Line of credit – related party	5,133,759	$1,158,753
Subordinated debenture – related party	2,000,000	2,000,000
Accounts payable	1,946,907	1,737,230
Accrued expenses	1,185,828	1,420,094
Customer advances	2,879,995	4,723,430
Current portion of capital lease obligations	116,478	9,494
Deferred revenue	14,103	2,290,085
Other current liabilities	1,445,016	651,000
Total current liabilities	14,722,086	13,990,086
CAPITAL LEASE OBLIGATIONS net of current portion	3,757,987	3,776,948
LICENSE FEE PAYABLE – long term	975,000	1,200,000
NON-COMPETE LIABILITY	845,912	845,912
Total liabilities	20,300,985	19,812,946

SHAREHOLDERS’ EQUITY (DEFICIT):
Convertible, redeemable, 8% preferred stock, par value $1.00; 1,000,000 shares authorized; 6,500 shares issued and outstanding at December 31, 2000	—	6,500
Common stock, par value $.01; 30,000,000 shares authorized; 7,409,608 and 6,981,161 shares issued and outstanding at December 31, 2001 and 2000, respectively	74,096	69,812
Additional paid-in capital	22,071,641	21,496,778
Accumulated deficit	(34,888,811)	(32,082,960)
Total shareholders’ equity (deficit)	(12,743,074)	(10,509,870)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$7,557,911	$9,303,076

The accompanying notes are an integral part of these consolidated financial statements.

ACRODYNE COMMUNICATIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2001 (unaudited)	2000 (audited)
NET SALES
Related party sales, net	$8,795,294	$2,591,364
Other sales, net	5,099,967	4,304,465
	13,895,261	6,895,829

COST OF SALES	9,801,459	8,729,960
Gross profit (loss)	4,093,802	(1,834,131)

OPERATING EXPENSES
Engineering	2,052,644	1,701,258
Selling	1,069,504	1,162,202
Administration	2,557,414	3,034,253
Amortization of intangible assets	300,000	340,749
Goodwill and non-compete write-off	—	4,144,284
	5,979,562	10,382,746
Operating loss	(1,885,760)	(12,216,877)

OTHER (EXPENSES) INCOME
Interest expense, net	(854,919)	(775,020)
Other income, net	171,475	7,711
Loss before income taxes	(2,569,204)	(12,984,186)
INCOME TAXES	—	—
NET LOSS	(2,569,204)	(12,984,186)

Dividends on 8% convertible redeemable preferred stock	(28,056)	(52,000)
Inducement to convert preferred to common shares	(208,591)	—
NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(2,805,851)	$(13,036,186)

NET LOSS PER COMMON SHARE — BASIC AND DILUTED	$(0.39)	$(1.84)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – BASIC AND DILUTED	7,177,189	7,097,789

The accompanying notes are an integral part of these consolidated financial statements.

ACRODYNE COMMUNICATIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2001 (UNAUDITED) AND 2000 (AUDITED)

							Total
					Additional		Shareholders’
	Preferred Stock		Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
BALANCE AT DECEMBER 31, 1999	6,500	$ 6,500	6,906,161	$ 69,062	$ 21,019,028	$ (19,098,774)	$ 1,995,816
Lease and loan guarantee payable in stock (Note 7)	—	—	—	—	305,500	—	305,500
Exercise of warrants	—	—	75,000	750	224,250	—	225,000
Dividends on preferred stock	—	—	—	—	(52,000)	—	(52,000)
Net loss	—	—	—	—	—	(12,984,186)	(12,984,186)
BALANCE AT DECEMBER 31, 2000	6,500	$ 6,500	6,981,161	69,812	21,496,778	(32,082,960)	(10,509,870)

Warrants issued to settle lawsuit	—	—	—	—	336,000	—	336,000
Conversion of Preferred to common stock	(6,500)	(6,500)	189,410	1,894	4,606	—	—
Stock dividend	—	—	28,339	283	27,773	(28,056)	—
Inducement to convert preferred to common stock	—	—	210,698	2,107	206,484	(208,591)	—
Net loss	—	—	—	—	—	(2,569,204)	(2,569,204)
BALANCE AT DECEMBER 31, 2001	0	$ 0	7,409,608	$ 74,096	$ 22,071,641	$ (34,888,811)	$ (12,743,074)

The accompanying notes are an integral part of these consolidated financial statements.

ACRODYNE COMMUNICATIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2001 (unaudited)	2000 (audited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,569,204)	$(12,984,186)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	708,560	654,471
Issuance of warrants for legal proceedings	336,000	—
Provision for lease and loan guarantee	—	305,500
Provision for bad debts	78,903	341,483
Write-off of goodwill and non-compete agreement	—	4,144,284
Changes in assets and liabilities:
Accounts receivable	(601,466)	(84,440)
Inventories	1,005,375	912,662
Prepaid and other current assets	514,124	9,029
Accounts payable	209,677	(64,653)
Accrued expenses and other liabilities	559,750	1,498,861
Deferred revenue	(2,275,982)	1,471,173
Customer advances	(1,843,435)	1,489,468
Net cash used in operating activities	(3,877,698)	(2,306,348)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(29,603)	(117,799)
Sale (purchase) of short-term investment	—	200,000
Net cash (used in) provided by investing activities	(29,603)	82,201

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance and exercise of warrants	—	225,000
Borrowings (Repayments) under line of credit	3,838,029	(454,651)
Borrowings under debenture	—	2,000,000
Capital lease (repayments)	—	(72,193)
Preferred dividends	—	(52,000)
Net cash provided by financing activities	3,838,029	1,646,156

Net decrease in cash and cash equivalents	(69,272)	(577,991)
Cash and cash equivalents at beginning of year	86,959	664,950
CASH AND CASH EQUIVALENTS AT END OF YEAR	$17,687	$86,959

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$168,173
Property and Equipment acquired through capital leases	$—	$3,776,667
Dividends paid in Company Stock	$28,056	$—
Funding of capital lease - related party	$136,977	$—

The accompanying notes are an integral part of these consolidated financial statements.

ACRODYNE COMMUNICATIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001 (UNAUDITED) AND 2000 (AUDITED)

1.   BACKGROUND:

Organization

Acrodyne Holdings, Inc. (the “Company”), a Delaware corporation, was formed in May 1991. In 1995, the Company changed its name to Acrodyne Communications, Inc.  The Company operates in one industry segment — the design, manufacture and marketing of television broadcast transmitters which are sold in the United States and internationally.

On May 16, 1994, the Company entered into agreements to acquire all of the outstanding stock of Acrodyne Industries, Inc. (“Acrodyne Industries”), a company engaged in the manufacture and sale of TV transmitters, LPTV transmitters and TV translators, which are produced to customer specification.  The acquisition was consummated on October 24, 1994 with proceeds obtained from a public offering of the Company’s common stock.

Operations and Business Risk

Due to the nature of the Company’s business, it is subject to various risks including, but not limited to, technological and market acceptance of its product, capital availability, dependence on management and other risks.  The Company has been in the process of developing products and applications using digital transmission technology.  Related to this process, the Company entered into a license agreement with Sinclair Broadcast Group, Inc. (“Sinclair”) in March 2000 (see Note 9).  The Company shipped the first of its digital transmitters in March 2001.

Since the acquisition of Acrodyne Industries in 1994, the Company has incurred significant losses including net losses of $ 2,569,204 and $12,984,186 in 2001 and 2000, respectively.  In addition, the Company has generated operating cash flow deficits of $3,877,698 and $2,306,348 in 2001 and 2000, respectively.  These losses and cash flow deficits have been funded primarily with proceeds from the sale of equity securities, borrowings, and customer advances.  Sinclair purchased and exercised warrants for $225,000 in 2000 and provides a $2,000,000 subordinated debenture and the Company’s Credit Facility (see Note 6).  As of December 31, 2001, Sinclair owned 32.6% of the Company’s common stock and has warrants to purchase 8,644,225 additional shares (see Notes 7 and 9), which represented 60.4% of the Company on a fully diluted basis.

Sinclair had provided a guarantee of the Company’s $2,500,000 credit facility.  In November 2000, Sinclair purchased the credit facility from a former bank (see Note 6).  In March 2000, Sinclair agreed to provide additional funds to the Company of up to $2,000,000 under terms of a subordinated debenture (see Note 9).  From January 1, 2001 through December 31, 2001, Sinclair provided additional funds to the Company in the amount of $3,975,006.

The Company’s ability to continue as a going concern depends upon: (1) market acceptance of the Company’s new digital product; (2) the Company’s ability to generate sufficient revenues to achieve and sustain positive cash flow; and (3) the Company’s ability to raise the necessary capital to fund operating needs and finance the planned investment.  The factors noted above raise substantial doubt concerning the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

The Company is currently exploring options available to it to raise capital.  Among the options is a potential recapitalization of the Company by Sinclair.  Under terms of the proposed recapitalization which has yet to be executed, Sinclair would receive additional common stock in exchange for forgiveness of certain amounts owed to Sinclair by the Company and would cancel certain existing warrants and receive additional warrants as part of a new secured line of credit.  As a result of this transaction, Sinclair would own approximately 80% of the Company. In addition, Sinclair has orally committed to purchase all of its UHF transmitter requirements from the Company.

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

Revenue Recognition

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements.”  SAB No. 101 summarizes the staff’s views in applying generally accepted accounting principles to selected revenue recognition issues.  Guidance is provided with respect to the recognition, presentation and disclosure of revenue in the financial statements. The Company implemented the provisions of SAB 101 in the fourth quarter of 2000, retroactive to January 1, 2000.  Effective January 1, 2000, the Company changed its method of accounting for transmitter sales such that the Company recognizes revenue from the sale of transmitters when title and risks of ownership are transferred to the customer, which generally occurs upon shipment or customer pick-up of the equipment or completion of the installation process if the Company is obligated to perform the installation.  Effective January 1, 2001 the Company changed it business practice with respect to installations, which are now seperately negotiated.  For those customers which engaged the Company to install the equipment they have purchased the Company subcontracts those services to a third party under the supervision of company technical personnel.  Installation revenue is recognized when the service is complete.

A customer may be invoiced for and receive title to transmitters prior to taking physical possession when the customer has made a fixed, written commitment for the purchase, the transmitters have been completed, tested and are available for pick-up or delivery, and the customer has requested that the Company hold the transmitters until the customer determines the most economical means of taking physical possession. Upon such a request, the Company recognizes revenue if it has no further obligation except to segregate the transmitters, invoice the customer under normal billing and credit terms, and hold the transmitter for a short period of time as is customary in the industry.  There were no such sales for the year ended December 31, 2001.

Transmitters are built to customer specification and no right of return or exchange privileges are granted. Accordingly, no provision for sales allowances or returns is recorded.  The Company records revenue for services related to installation of transmitters upon completion of the installation process.  Amounts which cannot be recognized in accordance with the above policy are recorded as deferred revenue in the accompanying consolidated balance sheets.  The adoption of SAB No. 101, in the fourth quarter of 2000, resulted in an increase in reported revenues for the years ending December 31, 2001 and 2000 of approximately $2,276,000 and $540,000, respectively.

Concentration of Credit Risk

The Company’s customers are domestic and international television stations, broadcasters, government entities, not-for-profit organizations and educational institutions. International sales were $591,876 and $1,035,037 for the years ended December 31, 2001 and 2000, respectively. One customer, Sinclair (see Note 9), represented approximately 63% of sales in 2001 and 38% in 2000 and 50% of receivables in 2001 and 19% in 2000.  One other customer represented 53% of the receivable balance at December 31, 2000.  No other customers represented more than 10% of sales in 2001 or 2000.

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

Research and Development

Research and development expenditures related to the design and development of new products are expensed as incurred and as such are included in engineering department expenses in the accompanying consolidated statements of operations.  Research and development costs charged to expense during the years ended December 31, 2001 and 2000 were approximately $524,000 and $1,057,000, respectively.

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

Fair Value of Financial Instruments

The Company’s consolidated financial instruments include cash and cash equivalents, short-term investments, accounts receivable, capital leases and debt. The fair value of cash and cash equivalents, short-term investments and accounts receivable approximate their recorded book values as of December 31, 2001 and 2000.  Because of the uncertainty regarding the company described in Note 1, it is not practicable to estimate the fair value of the capital leases and debt.

Impairment of Long-Lived Assets

The Company periodically performs analyses on the recoverability of long-lived assets under the provision of Statement of Financial Accounting Standards (“SFAS”) No.121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.”   The Statement requires the recognition of an impairment loss for an asset held for use when the estimated future undiscounted cash flows associated with the asset is less than the asset’s carrying amount.  Measurement of the impairment loss is based on the fair value of the asset, which is determined using the present value of expected future cash flows. No impairment losses were recorded during 2001.  See Note 5 to the consolidated financial statements for discussion of impairment charges recorded in 2000.

New Accounting Pronouncements

The Financial Accounting Standards Board’s Emerging Issues Task Force released Issue 00-10 “Accounting for Shipping and Handling Fees and Costs,” which requires amounts charged to customers for shipping and handling to be classified as revenue and the related costs to be classified as cost of sales.  Issue 00-10 was applicable no later than the fourth quarter of fiscal years beginning after December 15, 1999, and was adopted by the Company in 2000.  As a result of the adoption of Issue 00-10, the Company classified approximately $58,000 and $135,000 of charges to customers for shipping and handling as net sales within the accompanying consolidated statement of operations for the years ended December 31, 2001 and 2000, respectively.  This policy had no effect on the Company’s consolidated financial position or results of operations.

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets.   SFAS 141 is effective for all business combinations completed after June 30, 2001.  SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142.  Major provisions of these Statements and their effective dates for the Company are as follows:

•

All business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.

•

Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability

•

Goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized.  Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.

•	effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator
•	all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

Management believes the adoption of SFAS 141 and 142 will not have a material impact on the Company’s financial position or results of operations.

In August 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143 applies to all entities, including rate-regulated entities, that have legal obligations associated with the retirement of a tangible long-lived asset that result from acquisition, construction or development and (or) normal operations of the long-lived asset. The application of this Statement is not limited to certain specialized industries, such as the extractive or nuclear industries. This Statement also applies, for example, to a company that operates a manufacturing facility and has a legal obligation to dismantle the manufacturing plant and restore the underlying land when it cease operation of that plant. A liability for an asset retirement obligation should be recognized if the obligation meets the definition of a liability and can be reasonably estimated. The initial recording should be at fair value. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002, with earlier application encouraged. The provisions of the Statement are not expected to have a material impact on the financial condition or results of operations of the Company.

In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets). SFAS No. 144 retains the existing requirements to recognize and measure the impairment of long-lived assets to be held and used or to be disposed of by sale. However, SFAS 144 makes changes to the scope and certain measurement requirements of existing accounting guidance. SFAS 144 also changes the requirements relating to reporting the effects of a disposal or discontinuation of a segment of a business. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years.  The adoption of this statement is not expected to have a significant impact on the financial condition or results of operations of the Company.

Earnings per Share

Basic earnings (loss) per share is computed by dividing the net loss applicable to common shareholders by the weighted average number of shares outstanding during the period.  Diluted earnings (loss) per share is computed using the weighted average number of shares determined for the basic computations plus the number of shares of common stock that would be issued assuming all contingently issuable shares having a dilutive effect on earnings per share were outstanding for the period.

Due to the Company’s net loss in 2001 and 2000, the incremental shares issuable in connection with convertible preferred stock, stock options and warrants were anti-dilutive and, accordingly, are not considered in the calculation (see Note 7).

3.   INVENTORIES:

Inventories consist of the following:

	December 31,
	2001 (unaudited)	2000 (audited)
Raw materials	$2,192,096	$2,158,035
Work-in-process	449,742	139,523
Finished goods	116,110	1,506,022
Total Inventory	2,757,948	3,803,580
Allowance for obsolete inventory	(1,476,436)	(1,516,693)

Inventory, net	$1,281,512	$2,286,887

4.   PROPERTY AND EQUIPMENT:

Property and equipment consist of the following:

	December 31,
	2001 (unaudited)	2000 (audited)
Test equipment	$690,273	$692,098
Machinery and equipment	52,755	63,522
Office furniture and equipment	436,866	398,606
Automobile	—	19,577
Building lease /leasehold improvements	3,781,167	3,781,167
Purchased computer software	120,646	116,711
	5,081,707	5,071,681
Accumulated depreciation and amortization	(1,309,738)	(920,755)
	$3,771,969	$4,150,926

Depreciation and amortization expense amounted to $708,560 and $313,722 for the years ended December 31, 2001 and 2000, respectively.

The Company moved into a new facility in November 2000. This facility is subleased from Sinclair and is capitalized at $3,776,667. Amortization expense was $258,201 in 2001 and $41,963 in 2000.  The net book value of the capital lease at December 31, 2001 and 2000 is $3,476,503 and $3,734,704 respectively.  The lease term is fifteen years with two renewable five-year periods (see note 10).

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

In connection with the acquisition of Acrodyne Industries, the Company entered into a non-compete agreement with the selling shareholder. In consideration for this agreement not to compete, the Company is obligated to make annual payments to the selling shareholder of $65,000 annually and pay for certain benefits for the remainder of his life. The Company recorded the actuarial present value of the estimated payments of $750,000 related to this agreement as an asset and established a corresponding liability at the date of acquisition. During the years ended December 31, 2001 and 2000, the Company recorded interest expense of $0 and $56,927, respectively, relating to this liability.  The company is currently negotiating to terminate this agreement.

Prior to being written off, the value of the non-compete agreement was being amortized on a straight-line basis over a ten-year period.  Amortization expense of  $37,500 was recorded during the year ended December 31,  2000.

In connection with the 1994 acquisition of Acrodyne Industries (see Note 1), the Company recorded goodwill totaling $4,711,274 representing the excess of purchase price over the fair value of net assets acquired.  Prior to being written off in 2000, goodwill was amortized on a straight-line basis over 30 years. Amortization charged to expense during the year ended December 31, 2000 amounted to $ 78,249.

6.   DEBT:

The line of credit, subordinated debenture and capital lease obligations (test equipment and property) consist of the following:

	December 31,
	2001 (unaudited)	2000 (audited)
Line of credit (Note 9)	$5,133,759	$1,158,753
Subordinated debenture with Sinclair Broadcast Group, Inc.	2,000,000	2,000,000
Capital lease obligations (Note 10)	3,874,465	3,786,442
	11,008,224	6,945,195
Current portion	(7,250,237)	(3,168,247)
	$3,757,987	$3,776,948

The line of credit and the subordinated debenture are due on demand.

In September 1999, the Company entered into a new credit facility (the “Credit Facility”) with PNC Bank, N.A. that provided for a $2,500,000 line of credit. The Credit Facility bore interest at LIBOR plus 200 basis points (3.88% at December 31, 2001 and 8.56% at December 31, 2000) and replaced a prior $2,000,000 line of credit facility maintained with another bank. The Credit Facility was collateralized by all personal property of the Company and was guaranteed by Sinclair. The Credit Facility, which expired on July 31, 2000, was extended to October 31, 2000. The Company was obligated to maintain minimum tangible net worth, as defined, of $4,500,000. As of December 31, 1999, the Company was not in compliance with terms of the Credit Facility with respect to minimum tangible net worth. The Company had obtained a waiver for the 1999 event of default.  The Company was not in compliance with terms of the credit facility as of September 30, 2000.  Effective October 31, 2000, the minimum tangible net worth requirement was eliminated.  In November 2000, Sinclair purchased the Credit Facility and assumed all rights of the bank (see Note 9).  At December 31, 2001 and 2000 the borrowing on this credit facility was $1,158,753.  On April 27, 2001, we entered into an additional $4,000,000 line of  credit facility with Sinclair.  This line of credit requires monthly interest-only payments at a fixed rate of interest of 12% per annum and matures upon demand by Sinclair.  The weighted-average interest rate and total interest expense related to the lines of credit during 2001 were 12.0% and $190,295 respectively, and during 2000 were 8.3% and $111,226, respectively. Average borrowings related to the Credit Facility during 2001 and 2000 were $1,559,848 and $1,343,304, respectively.  The maximum amount borrowed under both facilities was approximately $5,133,759 in 2001 and $1,600,000 in 2000.  The amount available at December 31, 2001 was $24,994 on the $4,000,000 line.

During March 2000, the Company entered into a subordinated debenture agreement (the “Debenture”) with Sinclair. Under the terms of the Debenture, the Company may borrow up to $2,000,000 at an interest rate of 10.5%. The first payment of interest shall be made April 1, 2000 and on a monthly basis thereafter.  Principal is payable upon demand of Sinclair. Further, Sinclair has the right, at any time, to convert all, but not less than all, of the principal owed to Sinclair into the Company’s common stock at $3.45 per share.  As of December 31, 2001, and 2000 the Company had borrowed $2,000,000 under the terms of this arrangement.  During 2001 and 2000, the Company recorded $210,000 of interest due under the Debenture Agreement.

The weighted average interest rate on long-term debt at December 31, 2001 and 2000 was 11.4% and 9.2%, respectively.

7.   SHAREHOLDERS’ EQUITY:

Preferred Stock

Preferred stock consists of 1,000,000 shares, par value $1 per share, which may be issued in series from time to time with such designation, rights, preferences and limitations as the Board of Directors of the Company may determine by resolution. Any and all such rights that may be granted to preferred stockholders may be in preference to common stockholders.

During 1996, the Company sold 10,500 shares of 8% Convertible Redeemable Preferred Stock (the “8% Preferred Stock”) in a private placement. The 8% Preferred Stock had a liquidation preference of $100 per share plus all outstanding and unpaid dividends and was redeemable at the discretion of the Company for the amount of the liquidation value after one year from issuance date provided certain stipulations were met. The 8% Preferred Stock was convertible at the option of the holder into the number of common shares obtained by dividing the liquidation value by the $3.71 per share conversion price, subject to adjustment. Holders of the 8% Preferred Stock voted on a fully converted basis with the holders of common stock and, in the event of certain dividend arrearages, had the right to elect a director to the Company’s Board.  During 1997, 4,000 shares of the 8% Preferred Stock were converted into common stock at a conversion price of $4.00 per share; 6,500 shares remained outstanding at the end of 2000.  On July 17, 2001 the 6,500 shares plus dividends in arrears were converted to 428,447 shares of common stock.

During 1998, the Company sold 326,530 shares of Series A 8% Convertible Redeemable Preferred Stock (the “Series A Preferred Stock”) in a private placement for net proceeds of $972,668. In connection with this private placement, the Company issued warrants to purchase up to 525,000 shares of common stock at an exercise price of $3.00 per share. The warrants are exercisable through November 7, 2002. On January 27, 1999, the Series A Preferred Stock was redeemed by the Company for $998,531.

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

On December 20, 1999, the Company committed to issue 112,000 shares of common stock to Sinclair with a fair market value of $270,000 in accordance with terms of the Guaranty and Lease Compensation Agreement, dated December 20, 1999 (see Note 9). These shares are included in outstanding shares.

In 2000, on the anniversary dates of the above agreements, the Company was obligated to issue additional shares to compensate Sinclair for its guarantees. In the fourth quarter of 2000, 589,506 shares were obligated to be issued with a fair value of $305,500. This amount was recorded as an addition to Additional Paid-in Capital and was considered outstanding for purposes of the basic earnings per share calculation in 2000.

Warrants and Options

In connection with the initial Sinclair investment discussed above, the Company executed various agreements dated January 27, 1999, giving Sinclair the right to purchase up to 8,719,225 shares of the Company’s common stock.  Of these warrants, Sinclair may purchase 2,000,000 shares at an exercise price of $3.00 per share based on the following vesting schedule:

Date	Cumulative Total Shares
From and after January 27, 1999	666,666
From and after January 27, 2000	1,333,333
From and after January 27, 2001 (unaudited)	2,000,000

In addition, 719,225 anti-dilution warrants to purchase the Company’s stock at $3.00 per share (subject to adjustment based on a formula defined in the related warrant agreement), and 6,000,000 warrants which are exercisable only upon the Company achieving increased product sales or sales of products with new technology. These warrants may be exercised at prices ranging from $3.00 to $6.00 per share. The expiration date of all warrants mentioned above is January 26, 2006. At December 31, 2001, Sinclair had 8,644,225 warrants to purchase the Company’s common stock.

The following warrants and options (excluding employee and director stock options) were outstanding at December 31, 2001 and 2000:

2001 (unaudited)	2000 (audited)	Exercise Price	Expiration Date
—	200,000	$6.00	May 24, 2001
500,000	500,000	3.00	November 7, 2002
525,000	525,000	3.00	September 4, 2005
—	111,600	3.00	May 1, 2005
1,925,000	1,925,000	3.00	January 26, 2006
719,225	719,225	3.00	January 26, 2006
6,000,000	6,000,000	3.00-6.00	January 26, 2006
—	25,000	3.50	June 5, 2008
1,600,000	—	1.00	July 26, 2006
11,269,225	10,005,825

Employee Stock Options

In December 1993, the Company adopted the 1993 Stock Option Plan (the “1993 Plan”). A total of 250,000 shares of common stock options were issuable under the 1993 Plan. The options may be incentive stock options or non-qualified stock options. The maximum term of each option under the 1993 Plan is 10 years.

In April 1997, the Company adopted the 1997 Stock Option Plan (the “1997 Plan”) under which 650,000 options have been authorized. In June 1998, the Board granted 450,000 options under the 1997 Plan to employees. The options had an exercise price of $4.50 per share. On October 16, 1998, the Board of Directors repriced the exercise price of these options to $3.00 per share.

In January 1999, the Board granted 175,000 options under the 1997 Plan to an employee. The options had an exercise price of $3.88 per share. The fair market value of the Company’s stock on the date of grant was $4.06. No compensation related to the option grant was recorded in 1999.

In March 1999, the Company adopted the 1999 Long-Term Incentive Plan (the “1999 Plan”) under which awards may be granted in the form of stock, restricted stock, stock options, stock appreciation rights or cash. Under the 1999 Plan, the Company may make stock-based awards of up to an aggregate of 2,000,000 shares of common stock. In August 1999, the Board granted 370,000 options to employees and directors under the 1999 Plan. The majority of these options vested immediately. The options had an exercise price of $2.34 per share.

The fair market value of the Company’s stock on the date of grant was $2.31. No compensation related to these option grants was recorded in 1999.

On June 9, 2000, the Company issued 439,700 options to employees and key individuals under the 1999 Plan.  The options had an exercise price of $2.25 to $3.00 per share and expiration dates ranging from May 1, 2005 to July 1, 2007.  The value of the Company’s common stock on the date of grant was $2.25 per share.

The Company applies Accounting Principles Board (APB) Opinion 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its option plans. Had compensation cost for the Company stock-based plans been determined based on the fair value at the grant date for awards consistent with the method of SFAS No. 123”Accounting for Stock-Based Compensation”, the Company’s net loss and loss per share would have been increased to the pro forma amounts indicated below:

	December 31,
	2001 (unaudited)	2000 (audited)
Net loss applicable to common shareholders:
As reported	$(2,805,851)	$(13,036,186)
Pro forma	(2,812,126)	(12,756,768)

Net loss per common share (basic and diluted):
As reported	$(0.39)	$(1.84)
Pro forma	(0.39)	(1.80)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model using the following parameters: 89% volatility, 6.7% risk-free rate of return, 0% dividend yield and five to seven year option life.

A summary of the awards under the Company’s stock option plans during the years ended December 31, 2001 and 2000 is presented below:

	December 31, 2001 (unaudited)		December 31, 2000 (audited)
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at the beginning of year-	1,143,800	$2.59	1,165,000	$3.03
Granted	—	—	641,300	2.61
Exercised	—	—	—	—
Rescinded/forfeited	(139,500)	(2.12)	(662,500)	(3.34)

Outstanding at year end	1,004,300	$2.73	1,143,800	$2.59

Options exercisable at year end	502,500	$2.55	517,500	$2.54

Weighted average fair value of options granted during the year	—	N/A	—	$1.61

Options to purchase 502,500 of common stock were outstanding during 2001.  They were not included in the computation of the loss per share because the average  exercise price was higher than the average market price of   the stock and would be considered anti- dilutive.

8.   INCOME TAXES:

The provision for income taxes differs from the amount computed using the federal income tax rate as follows:

	December 31,
	2001 (unaudited)	2000 (audited)
Income tax benefit at statutory federal rates	$(943,581)	$(4,544,465)
State tax benefit, net of federal tax benefit	(151,305)	(499,887)
Goodwill amortization and write-off	—	1,364,723
Other permanent differences	22,400	13,039
Increase in valuation allowance	1,072,489	3,666,590
	—	$—

The components of the net deferred income tax asset (liability) are as follows:

	December 31,
	2001 (unaudited)	2000 (audited)
Deferred tax assets:
Tax loss carryforwards (tax basis)	$10,197,616	$9,118,430
Allowance for doubtful accounts	200,000	155,596
Non-compete agreement	411,753	411,753
Inventory	795,962	812,065
Other deferred tax assets	19,794	54,792
Net deferred tax assets	11,625,125	10,552,636

Valuation allowance	$(11,625,125)	(10,552,636)

	$—	$—

A full valuation allowance has been established against the Company’s net deferred tax assets as management has concluded that it is more likely than not the related tax benefits may not be realized.

The Company’s tax loss carryforwards, which begin to expire in 2011, totaled approximately $24,300,000 and $22,800,000 at December 31, 2001 and 2000, respectively.

9.   RELATED PARTY TRANSACTIONS:

As discussed in Note 7, on January 27, 1999, Sinclair invested $4,300,000 in the Company in return for 1,431,333 shares of the Company’s common stock and warrants to purchase up to an aggregate of 8,719,225 shares over a term of up to seven years at prices ranging from $3.00 to $6.00 per share. Sinclair also acquired an additional 800,000 shares of common stock previously held by outside investors. On December 20, 1999, the Company committed to issue 112,000 shares to Sinclair with respect to the terms of a Guaranty and Lease Compensation Agreement (see discussion below).  As of December 31, 2000, the Company is obligated to issue 589,506 shares to Sinclair with respect to the terms of the Guaranty and Lease Compensation Agreement.  As of December 31, 2001 and 2000, Sinclair held an aggregate of 2,418,333 shares of the Company’s common stock, representing approximately 32.64% and 34.6%, respectively,  of issued common stock assuming no warrants are exercised.

During November 1999, the Company entered into a Guaranty and Lease Compensation Agreement (the “Guaranty Agreement”) with Sinclair, intended to be effective September 16, 1999. In connection with the $2,500,000 Credit Facility discussed in Note 6, the bank required, as a condition of the loan, that Sinclair unconditionally and irrevocably guarantee all of the Company’s obligation with respect to the Credit Facility. Under the Guaranty Agreement and as compensation to Sinclair for the guarantee, the Company committed to provide Sinclair the following: (1) $200,000 payable in Company common stock (based upon the closing price as quoted on September 16, 1999), and (2) on October 1, 2000 and payable each year thereafter until the bank no longer requires the guarantee from Sinclair, the Company shall pay Sinclair an amount equal to the average of the line of credit outstanding balances as of the last day of each of the preceding twelve months (not to be less than $1,700,000) multiplied by 12.5% and payable in the form of Company common stock. The $200,000 due Sinclair under the terms of the guarantee was capitalized and was amortized as interest expense over the guarantee period. Of the $200,000 related to this guarantee, $ 0 and $150,000 were recorded as interest expense during 2001 and 2000, respectively.

In the year ended December 31, 2000 the company accrued additional interest expense related to the guarantee agreement of $235,500.  In November 2000 Sinclair purchased the credit facility discussed in Note 6 and assumed all rights of the bank.  Sinclair filed the UCC liens against the Company’s personal property, which eliminated the Sinclair guaranty.

During November of 1999, the Company entered into a sublease agreement (the “Lease Agreement”) with Sinclair (see Note 10). Under the terms of the Agreement and as compensation for the Lease Agreement, the Company agreed to compensate Sinclair as follows: (1) on the lease execution date, $70,000 payable in the form of Company common stock calculated at the average closing price for the five business days preceding the lease execution date and (2) on each lease anniversary date, $70,000 payable in the form of Company common stock calculated as the average closing price for the five business days preceding the lease anniversary date.

During March 2000, the Company entered into a 10-year license agreement (the “License Agreement”) with Sinclair for the exclusive right to manufacture and sell certain Sinclair designed transmitter lines. Under terms of the License Agreement, the Company will pay Sinclair an annual royalty of $300,000 for five years.  For years six through ten, the Company shall pay Sinclair an annual royalty equal to 1.0% of revenues realized by the Company attributable to the License Agreement.  At end of the tenth year, the Company has the option to purchase the Sinclair technology.  The purchase price would be twice the cumulative royalty amount paid to Sinclair for years six through ten.

During March 2000, the Company entered into a subordinated debenture agreement (the “Debenture”) with Sinclair. Under the terms of the Debenture, the Company may borrow up to $2,000,000 at an interest rate of 10.5%. The first payment of interest shall be made April 1, 2001 and on a monthly basis thereafter.  Principal is payable upon demand by Sinclair. Further, Sinclair has the right, at any time, to convert all, but not less than all, of the principal owed to Sinclair into the Company’s common stock at $3.45 per share.  Through December 31, 2001 the Company had borrowed $2,000,000 under the terms of this arrangement.  During 2001 and 2000, respectively, the Company recorded interest expense of $210,000 and  $115,815 under the Debenture.

In the first quarter of 2001 it was determined by Sinclair that in order for Sinclair to meet their SEC public financial filing requirements that Acrodyne would have to accelerate their audit schedule.  Sinclair agreed to pay $150,000 of Acrodyne’s audit fees for the year ended 2000, in order to meet the expedited schedule.

Sales made to Sinclair during 2001 and 2000 totaled $8,795,294 and $2,591,364, respectively.  The Company sells these products to Sinclair at prices which the Company believes approximate fair market value.  The following amounts are included in the consolidated balance sheets at year end in connection with trade transactions with Sinclair:

	December 31,
	2001 (unaudited)	2000 (audited)
Receivables	$1,081,028	$183,461
Customer advances	1,864,123	3,417,245
Deferred revenue	0	445,650

See Note 1 regarding a proposed Recapitalization Plan involving Sinclair.

10. COMMITMENTS AND CONTINGENCIES (UNAUDITED):

During September 1999, the Company entered into a sublease agreement with Sinclair (see Note 9) for the lease of its manufacturing facility, which was occupied during November 2000.  Rent expense was $4,502 and $278,222 for the years ended December 31, 2001 and 2000, respectively.  Minimum lease payments due under capital leases are as follows:

2002	$416,374
2003	427,553
2004	448,103
2005	505,342
2006	518,779
2007 and thereafter	6,331,485
8,647,636
Less - amount representing interest	3,773,171
Present value of obligation	3,874,465
Less - current portion	116,478

Noncurrent obligations under capital leases	$3,757,987

Future minimum lease payments under noncancellable operating leases are as follows:

2002	$23,071
2003	23,071
2004	23,071
2005	23,071
2006	—

$92,284

11. LEGAL PRECEEDINGS (UNAUDITED):

In September 2000, we were named as defendant, along with two of our directors, in four class action lawsuits filed in the United States District Court for the District of Maryland (Northern Division).  These four lawsuits were consolidated into a single lawsuit (the “Lawsuit”).  The Lawsuit asserted that we issued false and misleading financial statements.  On April 9, 2001, we reached a settlement (the “Settlement”) with plaintiffs’ counsel.  The Settlement required us to issue plaintiffs five (5) year warrants to purchase One Million Six Hundred Thousand (1,600,000) shares of our voting common stock at an exercise price of One Dollar ($1.00) per share and to pay the class plaintiffs Seven Hundred Fifty Thousand Dollars ($750,000).  The cash portion of the Settlement was funded by our officers’ and directors indemnity insurance policy.  The settlement; certified the Lawsuit as a class action; defined those entitled to be included as plaintiffs in the Lawsuit; identified the period during which claims arose; identified a lead plaintiff; set a date of June 26, 2001 as the date for a “Settlement Fairness Hearing;” reserved its right to review the Settlement and/or enter a final judgment approving the Settlement and dismissing the Lawsuit; established a mailing date of April 27, 2000 for plaintiffs’ counsel to cause a “Notice and Proof of Claim and Release Form” to be mailed to the class member plaintiffs; approved the form of “Publication Notice” of the pendency of the Lawsuit and Settlement; established a date of not later than August 24, 2001 for receipt of a properly executed “Proof of Claim and Release Form” for those plaintiffs entitled to participate in the Settlement; set certain conditions precedent to the acceptance of the “Proof of Claim and Release Form;” established the date of June 11, 2001 as the final day for any class plaintiff to request exclusion from the Settlement class; and set the date for considering comments and/or objections to the Settlement, “Plan of Allocation,” or the award of attorneys’ fees and reimbursement of expenses as of June 11, 2001. On June 26, 2001, the Court (i) found the Settlement to be fair, reasonable, and adequate and in the best interests of the parties; (ii) settled, released, discharged and dismissed with prejudice the cases against the defendants; (iii) determined that neither the settlement nor any of the documents or statements associated therewith are, or shall be construed as, a concession or admission by the defendants of the existence of any damages or wrongdoing; and (iv) awarded the plaintiffs’ counsel 25% of the gross amount of the Settlement fund as attorneys’ fees, which amount is to be paid out of the Settlement fund. As a result of the Settlement, during the three months ended March 31, 2001, the Company recorded a charge to operations of  $336,000 which represented the fair value of the warrants issued.

The SEC is currently conducting an investigation of the facts and circumstances that required the company’s financial statements and filings to be restated for the year ending 1999 and the first two quarters of 2000.  Acrodyne has not been charged with any wrongdoing,  is cooperating fully with the investigation, and has supplied documents to assist in the SEC investigation.  Several former employees, a current employee of the company, as well as a Sinclair employee have been subpoenaed and testified before attorneys for the SEC.  The duration, facts, and outcome of the investigation cannot be estimated by the company at this time.

12.  Selected Quarterly Financial Information (Unaudited)

	Net Sales	Gross Profit (Loss)	Net Income (Loss)	Basic and Diluted Net Income (Loss) Per Share
1/st/ Quarter	$2,226,178	$242,787	$(1,431,943)	$(0.21)
2/nd/ Quarter	672,334	(79,165)	(1,879,220)	(0.27)
3/rd/ Quarter	4,740,062	1,683,528	546,887	0.07
4/th/ Quarter	6,256,687	2,246,652	195,072	0.03

Total	$13,895,261	$4,093,802	$(2,569,204)	$(0.39)

	Year ended December 31, 2000
	Net Sales	Gross Loss	Net Loss	Basic and Diluted Net Loss Per Share
1/st/ Quarter (loss)	$2,224,060	$(187,851)	$(1,457,464)	$(0.21)
2/nd/ Quarter	954,205	(100,869)	(1,757,463)	(0.25)
3/rd/ Quarter	1,805,406	(1,316,174)	(7,356,063)	(1.06)
4/th/ Quarter	1,912,158	(229,237)	(2,413,206)	(0.35)

Total	$6,895,829	$(1,834,131)	$(12,984,196)	$(1.84)

SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES

INDEX TO SCHEDULES

Report of Independent Public Accountants
Schedule II — Valuation and Qualifying Accounts

All schedules except those listed above are omitted as not applicable or not required or the required information is included in the consolidated financial statements or in the notes thereto.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of

Sinclair Broadcast Group, Inc.:

We have audited in accordance with the auditing standards generally accepted in the United States, the financial statements of Sinclair Broadcast Group, Inc. and Subsidiaries included in this Form 10-K and have issued our report thereon dated February 8, 2002 (except for Note 19, as to which the date is March 14, 2002).  Our audit was made for the purpose of forming an opinion on those statements taken as a whole.  The schedule listed in the accompanying index is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commissions rules and is not part of the basic financial statements.  This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                                                                                                ARTHUR ANDERSEN LLP

Baltimore, Maryland,

February 8, 2002 (except with respect to the matter discussed in Note 19, as to which the date is March 14, 2002).`

                                                                                                              SCHEDULE II

SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

(in thousands)

		Charged
	Balance at	to Cost	Charged to		Balance
	Beginning	and	other		at End of
Description	Of Period	Expenses	Accounts (1)	Deductions	Period
1999
Allowance for doubtful accounts	$5,169	$2,560	$458	$3,171	$5,016
2000
Allowance for doubtful accounts	5,016	3,336	75	2,676	5,751
2001
Allowance for doubtful accounts	5,751	3,958	(69)	3,603	6,037

(1) Amount represents allowance for doubtful account balances related to the acquisition of certain television stations and disposal of certain radio stations.