Form 10-Q
period 2002-03-31
SINCLAIR BROADCAST GROUP INC
filed 2002-05-14
CIK 912752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number : 000-26076

SINCLAIR BROADCAST GROUP, INC.
(Exact name of Registrant as specified in its charter)

Maryland	52-1494660
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

10706 Beaver Dam Road
Hunt Valley, Maryland 21030
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

Yes ☒    No ☐

As of May 3, 2002, there were 42,869,534 shares of Class A Common Stock, $.01 par value; 42,559,035 shares of Class B Common Stock, $.01 par value; and 3,450,000 shares of Series D Preferred Stock, $.01 par value, convertible into 7,561,444 shares of Class A Common Stock at a conversion price of $22.813 per share; of the Registrant issued and outstanding.

In addition, 2,000,000 shares of $200 million aggregate liquidation value 11 5/8% High Yield Trust Offered Preferred Securities of Sinclair Capital, a subsidiary trust of Sinclair Broadcast Group, Inc. are issued and outstanding.

SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES

Form 10-Q

For the Quarter Ended March 31, 2002

SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2002	December 31, 2001
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$7,372	$32,063
Accounts receivable, net of allowance for doubtful accounts	117,958	143,811
Current portion of program contract costs	74,650	90,291
Refundable income taxes	7,603	44,789
Prepaid expenses and other current assets	17,537	18,118
Deferred barter costs	3,807	3,034
Deferred tax assets	2,080	2,014
Total current assets	231,007	334,120

PROGRAM CONTRACT COSTS, less current portion	54,444	69,091
LOANS TO OFFICERS AND AFFILIATES	1,570	7,916
PROPERTY AND EQUIPMENT, net	299,288	286,353
OTHER ASSETS	50,752	105,893
ACQUIRED INTANGIBLE BROADCAST ASSETS, net	2,564,592	2,562,258
Total Assets	$3,201,653	$3,365,631

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$9,693	$29,317
Accrued liabilities	66,757	63,623
Notes payable, capital leases and commercial bank financing, less current portion	705	182
Notes and capital leases payable to affiliates	3,721	7,086
Current portion of program contracts payable	112,202	120,201
Deferred barter revenues	4,591	3,537
Total current liabilities	197,669	223,946
LONG-TERM LIABILITIES:
Notes payable, capital leases and commercial bank financing	1,581,509	1,645,138
Notes and capital leases payable to affiliates	28,719	33,224
Program contracts payable, less current portion	123,445	139,659
Deferred tax liability	217,336	233,679
Other long-term liabilities	111,746	113,691
Total liabilities	2,260,424	2,389,337
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES	11,530	4,334
COMPANY OBLIGATED MANDATORILY REDEEMABLE SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY KDSM SENIOR DEBENTURES	200,000	200,000
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Series D Preferred Stock, $0.01 par value, 3,450,000 shares authorized, issued and outstanding, liquidation preference of $172,500,000	35	35
Class A Common Stock, $0.01 par value, 500,000,000 shares authorized and 42,647,471 and 41,088,992 shares issued and outstanding, respectively	419	411
Class B Common Stock, $0.01 par value, 140,000,000 shares authorized and 42,724,035 and 43,219,035 shares issued and outstanding, respectively	427	432
Additional paid-in capital	751,355	748,353
Additional paid-in capital — deferred compensation	(1,269)	(1,452)
Retained earnings	(18,668)	26,886
Accumulated other comprehensive loss	(2,600)	(2,705)
Total stockholders’ equity	729,699	771,960
Total Liabilities and Stockholders’ Equity	$3,201,653	$3,365,631

The accompanying notes are an integral part of these unaudited consolidated statements.

SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data) (Unaudited)

	Three Months Ended March 31,
	2002	2001
REVENUES:
Station broadcast revenues, net of agency commissions	$150,582	$149,709
Revenues realized from station barter arrangements	15,785	13,672
Other revenue	1,113	2,183
Total revenues	167,480	165,564
OPERATING EXPENSES:
Program and production	34,449	38,218
Selling, general and administrative	42,183	41,586
Expenses recognized from station barter arrangements	13,868	12,126
Amortization of program contract costs and net realizable value adjustments	33,781	25,117
Stock-based compensation	449	618
Depreciation and amortization of property and equipment	9,964	9,530
Amortization of acquired intangible broadcast assets and other assets	4,915	28,442
Restructuring costs	—	2,423
Total operating expenses	139,609	158,060
Operating income	27,871	7,504
OTHER INCOME (EXPENSE):
Interest expense and amortization of debt discount and deferred financing costs	(33,589)	(34,741)
Subsidiary trust minority interest expense	(5,973)	(5,973)
Interest income	470	675
Loss on sale of assets	(48)	—
Gain (loss) on derivative instruments	10,925	(9,348)
Loss from equity investments	(1,527)	(68)
Other income	750	195
Loss before income tax benefit	(1,121)	(41,756)
INCOME TAX BENEFIT	491	5,143
Net loss from continuing operations	(630)	(36,613)
Extraordinary loss on early extinguishment of debt, net of related income tax benefit of $392	(728)	—
Cumulative effect of change in accounting principle, net of related income tax benefit of $22,404	(41,608)	—
NET LOSS	(42,966)	(36,613)
PREFERRED STOCK DIVIDENDS	2,588	2,588
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(45,554)	$(39,201)
BASIC EARNINGS PER SHARE:
Loss per common share from continuing operations before extraordinary item and cumulative effect of change in accounting principle	$(.04)	$(.46)
Loss per share from extraordinary item	$(.01)	$—
Loss per share from cumulative effect of change in accounting principle	$(0.49)	—
Loss per common share	$(0.54)	$(.46)
Weighted average common shares outstanding	84,876	84,560
DILUTED EARNINGS PER SHARE:
Loss per common share from continuing operations before extraordinary item and cumulative effect of change in accounting principle	$(.04)	$(.46)
Loss per share from extraordinary item	$(.01)	$—
Loss per share from cumulative effect of change in accounting principle	$(0.49)	—
Loss per common share	$(0.54)	$(.46)
Weighted average common and common equivalent shares outstanding	85,037	84,790

The accompanying notes are an integral part of these unaudited consolidated statements.

SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2002

(in thousands) (Unaudited)

	Series D Preferred Stock	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Additional Paid-In Capital — Deferred Compensation	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

BALANCE, December 31, 2001	$35	$411	$432	$748,353	$(1,452)	$26,886	$(2,705)	$771,960
Stock options exercised	—	2	—	1,274	—	—	—	1,276
Class B Common Stock converted into Class A Common Stock	—	5	(5)	—	—	—	—	—
Dividends paid on Series D Preferred Stock	—	—	—	—	—	(2,588)	—	(2,588)
Issuance of shares under ESPP	—	—	—	161	—	—	—	161
Class A Common Stock issued pursuant to employee benefit plans	—	1	—	1,567	—	—	—	1,568
Amortization of deferred compensation	—	—	—	—	183	—	—	183
Net loss	—	—	—	—	—	(42,966)	—	(42,966)
Other comprehensive loss:
Amortization of derivative instruments	—	—	—	—	—	—	120	120
Unrealized loss on investment, net of tax benefit of $10	—	—	—	—	—	—	(15)	(15)
Comprehensive loss	—	—	—	—	—	—	—	(42,861)
BALANCE, March 31, 2002	$35	$419	$427	$751,355	$(1,269)	$(18,668)	$(2,600)	$729,699

The accompanying notes are an integral part of these unaudited consolidated statements.

SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands) (Unaudited)

	Three Months Ended March 31,
	2002	2001
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net loss	$(42,966)	$(36,613)
Adjustments to reconcile net loss to net cash flows from operating activities—
Amortization of debt discount	25	159
Depreciation and amortization of property and equipment	9,964	9,530
Loss from equity investments	1,625	68
Gain on sale of property	48	—
Amortization of deferred compensation	183	214
(Gain) loss on derivative instrument	(10,925)	9,348
Amortization of acquired intangible broadcast assets, non-compete and consulting agreements and other assets	4,915	28,442
Amortization of program contract costs and net realizable value adjustments	33,781	25,117
Amortization of deferred financing costs	1,138	989
Extraordinary loss	1,036	—
Cumulative effect of change in accounting principle	41,608	—
Amortization of derivative instruments	254	18
Deferred tax provision (benefit) related to operations	5,509	(56)
Net effect of change in deferred barter revenues and deferred barter costs	(219)	(168)
Changes in assets and liabilities, net of effects of acquisitions and dispositions—
Decrease in minority interest	(1,111)	(272)
Decrease in receivables, net	25,628	32,282
Decrease in income taxes payable	—	(36,700)
Decrease in taxes receivable	37,207	—
(Increase) decrease in prepaid expenses and other current assets	673	(5,353)
(Increase) decrease in other long term assets	1,834	(218)
Decrease in accounts payable and accrued liabilities	(15,284)	(27,999)
Increase (decrease) in other long-term liabilities	(1,142)	1,951
Payments on program contracts payable	(27,611)	(24,846)
Net cash flows from (used in) operating activities	66,170	(24,107)
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(9,743)	(6,774)
Payment for acquisition of television station licenses and related assets	(21,168)	(230)
Distributions from joint ventures	269	240
Contributions in investments	(1,507)	(525)
Proceeds from sale of property	29	—
Deposits received on future sale of broadcast assets	—	125
Repayment of note receivable	30,257	—
Loans to officers and affiliates	(25)	(1,485)
Repayments of loans to officers and affiliates	6,607	166
Net cash flows from (used in) investing activities	4,719	(8,483)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable and commercial bank financing	300,000	176,000
Repayments of notes payable, commercial bank financing and capital leases	(390,000)	(140,000)
Proceeds from exercise of stock options	1,275	99
Deferred financing costs	(3,179)	—
Dividends paid on Series D Preferred Stock	(2,588)	(2,588)
Repayments of notes and capital leases to affiliates	(1,088)	(1,316)
Net cash flows (used in) from financing activities	(95,580)	32,195
NET DECREASE IN CASH AND CASH EQUIVALENTS	(24,691)	(395)
CASH AND CASH EQUIVALENTS, beginning of period	32,063	4,091
CASH AND CASH EQUIVALENTS, end of period	$7,372	$3,696

The accompanying notes are an integral part of these unaudited consolidated statements.

SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Sinclair Broadcast Group, Inc. and all of its consolidated subsidiaries.  We own and operate, provide sales services, or provide programming services pursuant to local marketing agreements (LMAs) to television stations throughout the United States.

Interim Financial Statements

The consolidated financial statements for the three months ended March 31, 2002 and 2001 are unaudited, but in the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations, and cash flows for these periods.

As permitted under the applicable rules and regulations of the Securities and Exchange Commission, these financial statements do not include all disclosures normally included with audited consolidated financial statements, and, accordingly, should be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 2001 and for the year then ended.  The results of operations presented in the accompanying financial statements are not necessarily representative of operations for an entire year.

Restructuring Charge

For the quarter ended March 31, 2002, we did not incur any restructuring charges.  During the quarter ended March 31, 2001, we offered a voluntary early retirement program to our eligible employees and implemented a restructuring program to reduce operating and overhead costs.  As a result, we reduced our staff by 186 employees and incurred a restructuring charge of $2.4 million, which is included in the accompanying consolidated statement of operations.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board approved Statement of Financial Accounting Standard (“SFAS”) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets.  SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001.  SFAS No. 142 requires companies to cease amortizing goodwill and certain other intangible assets including broadcast licenses.  SFAS No. 142 also establishes a new method of testing goodwill and broadcast licenses for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value.  The adoption of SFAS No. 142 resulted in discontinuation of amortization of our goodwill and broadcast licenses commencing January 1, 2002; however, we are required to test goodwill and broadcast licenses for impairment under the new standard during 2002.

During the three months ended March 31, 2002, we tested our broadcast licenses for impairment in accordance with SFAS No. 142 based on the fair value of such licenses in its respective market.  The fair value was compared to the book value to determine whether any impairment had occurred.  As a result of this analysis, during the three months ended March 31, 2002, we incurred an impairment charge of $41.6 million, net of a $22.4 million income tax benefit which has been reflected as a cumulative change in accounting principle in the accompanying consolidated statement of operations.

We are currently in the process of testing goodwill for impairment under SFAS No. 142.  As a result of the first phase of this testing, we have identified 15 markets that require additional testing for impairment of goodwill.  The net carrying amount of goodwill for these 15 markets at March 31, 2002 was $942.7 million.  We are in the process of obtaining appraisals for these markets and will complete such testing by December 31, 2002.

The following table shows the effect on net income and earnings per share, had we adopted SFAS 142 on January 1, 2001.

	For the Three Months Ended March 31,
	2002	2001
Reported net loss available to common stockholders	$(45,554)	$(39,201)
Add: goodwill amortization	—	18,326
Add: broadcast license amortization	—	5,508
Adjusted net loss	$(45,554)	$(15,367)

Basic Earnings Per Share:
Reported net loss available to common stockholders	$(0.54)	$(0.46)
Goodwill amortization	—	0.22
Broadcast license amortization	—	0.06
Adjusted net loss	$(0.54)	$(0.18)

Diluted Earnings Per Share:
Reported net loss available to common stockholders	$(0.54)	$(0.46)
Goodwill amortization	—	0.22
Broadcast license amortization	—	0.06
Adjusted net loss	$(0.54)	$(0.18)

	For the Three Months Ended March 31,
	2002	2001
Reported net loss from continuing operations	$(630)	$(36,613)
Add: goodwill amortization	—	18,326
Add: broadcast license amortization	—	5,508
Adjusted net loss	$(630)	$(12,779)

Basic Earnings Per Share:
Reported net loss from continuing operations	$(0.04)	$(0.46)
Goodwill amortization	—	0.22
Broadcast license amortization	—	0.06
Adjusted net loss	$(0.04)	$(0.18)

Diluted Earnings Per Share:
Reported net loss from continuing operations	$(0.04)	$(0.46)
Goodwill amortization	—	0.22
Broadcast license amortization	—	0.06
Adjusted net loss	$(0.04)	$(0.18)

Reclassifications

Certain reclassifications have been made to the prior years’ financial statements to conform with the current year presentation.

2.    CONTINGENCIES AND OTHER COMMITMENTS:

Lawsuits and claims are filed against us from time to time in the ordinary course of business.  These actions are in various preliminary stages and no judgments or decisions have been rendered by hearing boards or courts.  Management, after reviewing developments to date with legal counsel, is of the opinion that the outcome of such matters will not have a material adverse effect on our financial position or results of operations or cash flows.

Local Marketing Agreements

In 2001, we filed a Petition for Review in the U.S. Court of Appeals for the D.C. Circuit of the FCC’s August 1999 Report and Order revising its television duopoly rule to allow common ownership of two television stations in the same market only if there are eight independently owned full power operational television station “voices” in the market after the merger and if one of the stations is not among the top four highest ranked stations in the market (the “eight voices test”).  In the same Report and Order, the FCC decided to count attributed television LMAs toward all applicable broadcast ownership rules.  We currently program eight stations under LMAs, including four LMAs entered into on or after November 5, 1996 that the revised duopoly rule would have required to be divested by August 5, 2001.  On June 21, 2001, the Court granted our motion for stay of the August 5, 2001 divestiture deadline.  On April 2, 2002, the Court remanded the FCC’s television station duopoly rule to the FCC for further consideration and instructed the FCC to justify its decision not to include newspapers, cable and other media outlets in its definition of “voices” for purposes of the “eight voices test.”

3.    SUPPLEMENTAL CASH FLOW INFORMATION (in thousands):

During the three months ended March 31, 2002 and 2001, our supplemental cash flow information was as follows:

	Three Months Ended March 31,
	2002	2001
Interest payments	$25,373	$47,345
Subsidiary trust minority interest payments	$5,813	$5,813
Income taxes paid from continuing operations	$817	$1,540
Income taxes paid related to sale of discontinued operations, net of refunds received	$—	$35,318
Income tax refunds received from continuing operations	$44,878	$158

4.    EARNINGS PER SHARE:

Basic earnings per share (“EPS”) is calculated using the weighted average number of shares outstanding during the period.  Diluted earnings per share (“Diluted EPS”) includes the potentially dilutive effect, if any, which would occur if outstanding options to purchase common stock were exercised using the treasury stock method and if written equity put options were exercised using the reverse treasury stock method. Stock options and written equity put options to exercise 0.2 million incremental shares of common stock were outstanding during each of the quarters ended March 31, 2002 and March 31, 2001 but were not included in the computation of diluted EPS as the effect would be anti-dilutive.  Certain options to purchase shares of common stock were outstanding during the three months ended March 31, 2002 but were not included in the computation of diluted EPS because the options exercise price was greater than the average market price of the common shares.

5.    DERIVATIVE INSTRUMENTS:

We enter into derivative instruments primarily for the purpose of reducing the impact of changing interest rates on our floating rate debt and to reduce the impact of changing fair market values on our fixed rate debt.

Statement of Financial Accounting Standard No. 133

On January 1, 2001, we adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities —Deferral of the Effective Date of FASB Statement No. 133 and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133. SFAS No. 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. Statement No. 133 requires that changes in the derivative instrument’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative instrument’s gains and losses to offset related results on the hedged item in the income statement, to the extent effective, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 had the following impact on our financial statements.

Our existing interest rate swap agreements at January 1, 2001 did not qualify for special hedge accounting treatment under SFAS No. 133. As a result, both of our interest rate swap agreements were reflected as liabilities on January 1, 2001 at their fair market value of $7.1 million in the aggregate, including $1.0 million of bond discount related to the transition adjustment to record our fixed-to-floating rate derivative instrument.  The bond discount resulting from the implementation of SFAS No. 133 is being amortized to interest expense through December 15, 2007, the termination date of the swap agreement.  The floating-to-fixed rate derivative instrument was recorded at its fair value of $6.1 million on December 29, 2000 as a result of an amendment.  Therefore, there was no transition adjustment on January 1, 2001 related to this instrument as there was no change in its fair value.

SFAS No. 133 required deferred gains and losses on previously terminated floating-to-fixed rate hedges to be presented as other comprehensive income or loss on the balance sheet.  As a result, on January 1, 2001, we reclassified the $2.8 million net balance of deferred losses to accumulated other comprehensive loss, net of a deferred tax benefit of $1.5 million and are amortizing this balance to interest expense over the original terms of the previously terminated and modified swap agreements, which expire from July 9, 2001 to June 3, 2004.  We anticipate that approximately $1.2 million will be amortized from accumulated other comprehensive loss to interest expense during the remaining nine months of 2002.

Interest Rate Derivative Instruments

As of March 31, 2002, we held four derivative instruments:

•      An interest rate swap agreement with a notional amount of $575 million, which expires on June 3, 2006. The swap agreement requires us to pay a fixed rate which is set in the range of 5.95% to 7.0% and receive a floating rate based on the three month London Interbank Offered Rate (“LIBOR”) (measurement and settlement is performed quarterly).  This swap agreement is reflected as a component of other long-term liabilities based on its fair value of $29.6 million and $40.5 million in the accompanying consolidated balance sheets as of March 31, 2002 and December 31, 2001, respectively.  This swap agreement does not qualify for hedge accounting treatment under SFAS No. 133; therefore, changes in its fair market value are reflected currently in earnings as gain (loss) on derivative instruments.

•      In June 2001, we entered into an interest rate swap agreement with a notional amount of $250 million which expires on December 15, 2007 in which we receive a fixed rate of 8.75% and pay a floating rate based on LIBOR (measurement and settlement is performed quarterly).  This swap is accounted for as a hedge of our 8.75% debenture in accordance with SFAS No. 133 whereby changes in the fair market value of the swap are reflected as adjustments to the carrying amount of the debenture.  The swap is reflected in the accompanying balance sheets as a derivative asset and as a premium on the 8.75% debenture based on its fair value of $1.5 million and $4.0 million as of March 31, 2002 and December 31, 2001, respectively.

•      In June 2001, we entered into an interest rate swap agreement with a notional amount of $200 million which expires on July 15, 2007 in which we receive a fixed rate of 9% and pay a floating rate based on LIBOR (measurement and settlement is performed quarterly).  This swap is accounted for as a hedge of our 9% debenture in accordance with SFAS No. 133 whereby changes in the fair market value of the swap are reflected as adjustments to the carrying amount of the debenture.  This swap is reflected in the accompanying balance sheets as a derivative asset and as a premium on the 9% debenture based on its fair value of $0.8 million and $2.5 million as of March 31, 2002 and December 31, 2001, respectively.

•     In March 2002, we entered into two interest rate swap agreements with notional amounts totaling $300 million which expire on March 15, 2012 in which we receive a fixed rate of 8% and pay a floating rate based on LIBOR (measurement and settlement is performed quarterly).  These swaps are accounted for as a hedge of our 8% debenture in accordance with SFAS No. 133 whereby changes in the fair market value of the swaps are reflected as adjustments to the carrying amount of the debenture.  These swaps are reflected in the accompanying balance sheet as a derivative liability and as a discount on the 8% debenture based on their fair value of $10.2 million.

The counterparties to these agreements are international financial institutions. We estimate the net fair value of these instruments at March 31, 2002 to be a liability of $37.4 million.  The fair value of the interest rate swap agreements is estimated by obtaining quotations from the financial institutions that are a party to our derivative contracts. The fair value is an estimate of the net amount that we would pay on March 31, 2002 if the contracts were transferred to other parties or cancelled by us.

6.  NOTES PAYABLE:

8% Senior Subordinated Notes Due 2012

In March 2002, we completed an issuance of $300 million aggregate principal amount of 8% Senior Subordinated Notes (the “2002 Notes”), due 2012, generating gross proceeds to us of $300 million.  The gross proceeds of this offering were utilized to repay $300 million of the Term Loan Facility.  We recognized an extraordinary loss of $0.7 million, net of a tax benefit of $0.4 million.  The extraordinary loss represented the write-off of certain debt acquisition costs associated with indebtedness replaced by the new facility.  Interest on the 2002 Notes is payable semiannually on September 15 and March 15 of each year, beginning September 15, 2002.  The 2002 Notes were issued under an indenture among SBG, its subsidiaries (the guarantors) and the trustee.  Net costs associated with the offering totaled $3.0 million.  These costs were capitalized and are being amortized to interest expense over the term of the 2002 Notes.

7. SUBSEQUENT EVENTS:

Disposition

On April 18, 2002, we entered into an agreement to sell the television stations of WTTV-TV (WB-4) in Bloomington, Indiana and its satellite station, WTTK-TV in Kokomo, Indiana to Tribune Company for $125.0

million in cash.  The transaction, subject to the approval of the Department of Justice and the Federal Communications Commission, is expected to close as early as the third quarter of 2002.

Acquisition

On April 30, 2002, we acquired the stock of BS&L Broadcasting, Inc. (“BS&L”), from its sole shareholder which owned the FCC license and related assets of WUHF-TV in Rochester, New York.  As consideration for the purchase of the FCC license and related assets, we forgave a note receivable to BS&L in the amount of $22.0 million.  Prior to the completion of the acquisition, we programmed WUHF-TV pursuant to a local marketing agreement.

Outsourcing Agreement

On May 1, 2002, we entered into an (and intend to seek opportunities for additional) outsourcing agreements in which our station in Nashville, Tennessee will provide certain sales, administrative and technical services to WNAB-TV.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following information should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this Quarterly Report and the audited financial statements and Management’s Discussion and Analysis contained in our Form 10-K for the fiscal year ended December 31, 2001.

This report includes or incorporates forward-looking statements.  We have based these forward-looking statements on our current expectations and projections about future events.  These forward-looking statements are subject to risks, uncertainties and assumptions about us, including, among other things:

•      the impact of changes in national and regional economies,

•      higher levels of programming costs,

•      the continuing impact of the terrorist attacks of September 11, 2001 and the impact of any additional terrorist attacks that may occur,

•      our ability to service our outstanding debt,

•      our ability to attract and maintain local and national advertising,

•      changes in the makeup of the population in the areas where our stations are located,

•      the activities of our competitors,

•      the popularity of our programming, and

•      the effects of governmental regulation of broadcasting or changes in those regulations and court actions interpreting those regulations.

Other matters set forth in this report, including the risk factors set forth in our Form 10-K filed with the Securities and Exchange Commission on April 1, 2002, may also cause actual results in the future to differ materially from those described in the forward-looking statements.  We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.

The following table sets forth certain operating data for the three months ended March 31, 2002 and 2001:

OPERATING DATA (dollars in thousands):

	Three Months Ended March 31,
	2002	2001
Net broadcast revenues (a)	$150,582	$149,709
Barter revenues	15,785	13,672
Other revenues	1,113	2,183
Total revenues	167,480	165,564

Operating costs (b)	76,632	79,804
Expenses from barter arrangements	13,868	12,126
Depreciation, amortization and stock-based compensation (c) (d)	49,109	63,707
Restructuring charge	—	2,423
Operating income	27,871	7,504
Interest expense	(33,589)	(34,741)
Subsidiary trust minority interest expense (e)	(5,973)	(5,973)
Interest and other income (d)	1,220	870
Loss on sale of assets	(48)	—
Loss from equity investments	(1,527)	(68)
Unrealized gain (loss) on derivative instrument	10,925	(9,348)
Net loss before income taxes	(1,121)	(41,756)
Income tax benefit	491	5,143
Net loss from continuing operations before extraordinary item	(630)	(36,613)
Extraordinary item	(728)	—
Cumulative effect of change in accounting principle	(41,608)	—
Net loss	$(42,966)	$(36,613)
Net loss available to common stockholders	$(45,554)	$(39,201)

OTHER DATA:
Broadcast cash flow (f)	$54,821	$54,023
Broadcast cash flow margin (g)	36.4%	36.1%
Adjusted EBITDA (h)	$49,884	$49,168
Adjusted EBITDA margin (g)	33.1%	32.8%
After tax cash flow (i)	$9,407	$12,161
Program contract payments	27,611	24,846
Corporate expense	4,937	4,855
Capital expenditures	9,743	6,774
Cash flows from (used in) operating activities	66,170	(24,107)
Cash flows from (used in) investing activities	4,719	(8,483)
Cash flows (used in) from financing activities	(95,580)	32,195

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

(d)     Depreciation and amortization and interest expense amounts differ from prior presentations for the quarter ended March 31, 2001.  Previously the amortized costs associated with the issuance of indebtedness had been classified as depreciation and amortization instead of being classified as interest expense.  Accordingly we reclassified $989 as interest expense for the quarter ended March 31, 2001.

(e)     Subsidiary trust minority interest expense represents the distributions on the HYTOPS and amortization of deferred financing costs.

(f)      “Broadcast cash flow” (BCF) is defined as operating income plus corporate expenses, selling, general and administrative expenses related to software development and consulting operations, stock-based compensation, depreciation and amortization (including film amortization, and amortization of deferred compensation), restructuring charge, less other revenue and cash payments for program rights.  Cash program payments represent cash payments made for current programs payable and do not necessarily correspond to program usage.  We have presented BCF data, which we believe is comparable to the data provided by other companies in the industry, because such data are commonly used as a measure of performance for broadcast companies; however, there can be no assurance that it is comparable.  However, BCF does not purport to represent cash provided by operating activities as reflected in our consolidated statements of cash flows and is not a measure of financial performance under generally accepted accounting principles.  In addition, BCF should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.  Management believes the presentation of BCF is relevant and useful because  (1) it is a measurement utilized by lenders to measure our ability to service our debt, (2) it is a measurement utilized by industry analysts to determine a private market value of our television stations and (3) it is a measurement industry analysts utilize when determining our operating performance.

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

(i)      “After tax cash flow” (ATCF) is defined as net income (loss) available to common shareholders, plus extraordinary items (before the effect of related tax benefits) plus depreciation and amortization (excluding film amortization), stock-based compensation, amortization of deferred financing costs, restructuring charge, the loss of equity investments (or minus the gain), loss on derivative instruments (or minus the gain), the deferred tax provision related to operations or minus the deferred tax benefit, and minus the gain on sale of assets and deferred NOL carrybacks.  We have presented ATCF data, which we believe is comparable to the data provided by other companies in the industry, because such data are commonly used as a measure of performance for broadcast companies; however, there can be no assurances that it is comparable.  ATCF is presented here not as a measure of operating results and does not purport to represent cash provided by operating activities.  ATCF should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.  Management believes the presentation of ATCF is relevant and useful because ATCF is a measurement utilized by industry analysts to determine a public market value of our television stations and ATCF is a measurement analysts utilize when determining our operating performance.

Results of Operations

Three Months Ended March 31, 2002 and 2001

Net loss available to stockholders for the three months ended March 31, 2002 was $45.6 million or net loss of $0.54 per share compared to net loss of $39.2 million or loss of $0.46 per share for the three months ended March 31, 2001.

Net broadcast revenues increased to $150.6 million for the three months ended March 31, 2002 from $149.7 million for the three months ended March 31, 2001, or 0.6%. The increase in net broadcast revenues for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001 was comprised of an increase of $0.2 million on a same station basis.  The additional increase of $0.7 million related to the outsourcing agreements entered into during 2001.  The 2002 quarter was positively impacted by higher advertising revenues generated from the services and automobile sectors, offset by weakness in the fast food and other food sectors.  During the three months ended March 31, 2002, national revenues declined to $56.4 million, or 4.3%, from $58.9 million during the same period last year.  National political revenues increased $1.6 million, or 1,214.3%, offsetting a portion of the decrease in total national revenues. During the three months ended March 31, 2002, local revenues increased to $85.8 million, or 3.2%, from $83.1 million during the same period last year.  Local political revenues increased $0.5 million, or 830.4%, representing 0.6% of the increase in total local revenues.  The increase in political revenues was primarily the result of the several primary elections during the 2002 period.

National revenues, excluding political revenues declined $4.1 million to $54.7 million, or 7.0%, during the three months ended March 31, 2002 from $58.8 million during the same period last year. Local revenues, excluding political revenues, increased to $85.2 million, or 2.6%, during the three months ended March 31, 2002 from $83.0 million during the same period last year. On a same station basis for the three months ended March 31, 2002, national revenues decreased $3.4 million or 5.7% and local sales increased $3.4 million or 4.2% over the same prior year period, respectively.  The decrease in national revenues was primarily due to a soft advertising market resulting from a weak economy as well as increasing competition from other forms of advertising-based mediums, particularly network, cable television, direct satellite television, and internet that have a direct impact on the distribution of advertising dollars in our markets.  The increase in local revenues is related to our continued focus on developing a strong local sales force at each of our stations.

Software development and consulting revenues decreased to $1.1 million for the three months ended March 31, 2002 from $2.2 million for the three months ended March 31, 2001 or 50.0%.  The decrease in revenue relates to a decreased demand for services due to the slow economy and a decrease of $0.2 million related to the closing of the San Francisco office during the second quarter 2001.

Operating costs were $76.6 million for the three months ended March 31, 2002 compared to $79.8 million for the three months ended March 31, 2001, a decrease of $3.2 million or 4.0%.  Operating expenses for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001 decreased $3.2 million on a same station basis.  The decrease in operating costs related to a decrease in program and production expenses due to the acquisition of 14 television broadcast licenses during the three months ended March 31, 2002 which we are able to operate at a lower cost than under the previous LMA structure.  In addition, we reduced our spending for the February rating sweeps promotion due to direct competition from the Olympics. The decrease in operating expenses also resulted from the full quarter effect of our restructuring program initiated during the three months ended March 31, 2001.

Depreciation and amortization decreased $14.4 million to $48.7 million for the three months ended March 31, 2002 from $63.1 million for the three months March 31, 2001.  The decrease in depreciation and amortization for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001 was related to the adoption of SFAS No. 142 which resulted in the discontinuation of amortization of our goodwill and broadcast licenses, offset by an increase in amortization of our program contract costs and net realizable value adjustments related to our addition of new programming such as Everyone Loves Raymond, Just Shoot Me and King of the Hill as well as writedowns related to additional seasons for Drew Carey, Spin City and 3rd Rock from the Sun and an increase in depreciation of fixed assets related to our property additions.

During the quarter ended March 31, 2001, we offered a voluntary early retirement program to our eligible employees and implemented a restructuring program to reduce operating and overhead costs.  As a result, we reduced our staff by 186 employees and incurred a restructuring charge of $2.4 million which is included in the accompanying consolidated statement of operations.  For the quarter ended March 31, 2002, we did not incur any restructuring charges.

Operating income increased $20.4 million to $27.9 million for the three months ended March 31, 2002 from $7.5 million for the three months ended March 31, 2001, or 272%.  The net increase in operating income for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001 was primarily attributable to a decrease in amortization due to the adoption of SFAS No. 142 which resulted in the discontinuation of amortization of our goodwill and FCC licenses offset by an increase in program contract amortization and property depreciation.  Operating income was also affected by a decrease in program and production expenses due to the acquisition of 14 television broadcast licenses resulting in our ability to operate at a cost lower than operating those stations as LMA structures, reduced spending for sweeps promotion due to direct competition from the Olympics, and a decrease in restructuring charges.

Interest expense decreased to $33.6 million for the three months ended March 31, 2002 from $34.7 million for the three months ended March 31, 2001, or 3.2%.  The decrease in interest expense for the three months ended March 31, 2002 resulted from the refinancing of indebtedness at lower interest rates during December 2001 and March 2002 and an overall lower interest rate environment.

Our income tax benefit was $0.5 million for the three months ended March 31, 2002 compared to an income tax benefit of $5.1 million for the three months ended March 31, 2001.  Our effective tax rate increased to a benefit of 43.8% for the three months ended March 31, 2002 from a benefit of 12.3% for the three months ended March 31, 2001.  The increase in the effective tax rate results from the adoption of SFAS No. 142.

Broadcast cash flow increased to $54.8 million for the three months ended March 31, 2002 from $54.0 million for the three months ended March 31, 2001, or 1.5%.  The broadcast cash flow margin for the three months ended March 31, 2002 increased to 36.4% from 36.1% for the three months ended March 31, 2001.  The increases in broadcast cash flow and margins for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001 was primarily due to an increase in net broadcast revenue, a decrease in operating costs, offset by an increase in program contract payments.

Adjusted EBITDA increased to $49.9 million for the three months ended March 31, 2002 from $49.2 million for the three months ended March 31, 2001 or 1.4%.  Adjusted EBITDA margin increased to 33.1% for the three months ended March 31, 2002 from 32.8% for the three months ended March 31, 2001.  The increases in Adjusted EBITDA and margins for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001 primarily resulted from an increase in net broadcast revenue and a decrease in operating costs offset by an increase in program contract payments.

After tax cash flow decreased to $9.4 million for the three months ended March 31, 2002 from $12.2 million for the three months ended March 31, 2001, or 23.0%.  The decrease in after tax cash flow for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001 primarily resulted from an increase in program contract amortization, offset by a decrease in operating expense, a decrease in interest expense and an increase in the current tax benefit.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operations and availability under the 1998 Bank Credit Agreement, as amended and restated.  As of March 31, 2002, we had $7.4 million in cash balances and working capital of approximately $33.3 million.  As of March 31, 2002, the balance available under the Revolving Credit Facility was $326.0 million.  Based on pro forma trailing cash flow levels for the twelve months ended March 31, 2002, we had approximately $326.0 million of current borrowing capacity available under the Revolving Credit Facility. As of March 31, 2002, based on our most restrictive indenture and its covenants, we are limited to borrowing an additional $60.0 million of such indebtedness.

In March 2002, we completed an issuance of $300 million aggregate principal amount of 8% Senior Subordinated Notes (the “2002 Notes”), due 2012, generating gross proceeds to us of $300 million.  The gross proceeds of this offering were utilized to repay $300 million of the Term Loan Facility under our 1998 Bank Credit Agreement.  We recognized an extraordinary loss of $0.7 million, net of a tax benefit of $0.4 million.  The extraordinary loss represented a write-off of the previous debt acquisition costs.  Interest on the 2002 Notes is payable semiannually on September 15 and March 15 of each year beginning September 15, 2002.  The 2002 Notes were issued under an indenture among SBG, its subsidiaries (the guarantors) and the trustee.  Net costs associated with the offering totaled $3.1 million.  These costs were capitalized and are being amortized to interest expense over the term of the 2002 Notes.

On April 19, 2002, we filed a $350 million universal shelf registration statement with the Securities and Exchange Commission, which will permit us to offer and sell various types of securities, from time to time. Offered securities may be common stock, debt securities, preferred stock, depositary shares or any combination thereof in amounts, prices and on terms to be announced when the securities are offered.  If we determine it is in our best interest to offer any such securities, we intend to use the proceeds for general corporate purposes, including, but not limited to, the reduction or refinancing of debt or other obligations, acquisitions, capital expenditures, and working capital.

Net cash flows from operating activities were $66.2 million for the three months ended March 31, 2002 as compared to net cash flows used in operating activities of $24.1 million for the three months ended March 31, 2001.  We received income tax refunds of $44.9 million for the three months ended March 31, 2002 as compared to an income tax payments of $35.3 million for the three months ended March 31, 2001.  We made interest payments on outstanding indebtedness and payments for subsidiary trust minority interest expense totaling $31.2 million during the three months ended March 31, 2002 as compared to $53.2 million for the three months ended March 31, 2001.  The decrease in interest payments for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001 resulted from the refinancing of indebtedness at lower interest rates during December 2001 and lower interest rates on our 1998 Bank Credit Agreement.

Net cash flows from investing activities were $4.7 million for the three months ended March 31, 2002 as compared to net cash flows used in investing activities of $8.5 million for the three months ended March 31, 2001. This decrease in net cash flows used in investing activity was primarily due to repayments of notes receivable, offset by payments relating to the acquisition of broadcast assets, property and equipment expenditures and equity investments.  We made payments for property and equipment of $9.7 million for the three months ended March 31, 2002.

We expect that expenditures for property and equipment will increase for the year ended December 31, 2002 over prior years as a result of costs related to our conversion to digital television.  In addition, we anticipate that future requirements for capital expenditures will include capital expenditures incurred during the ordinary course of business, including costs related to our conversion to digital television and additional strategic station acquisitions and equity investments if suitable investments can be identified on acceptable terms.  We expect to fund such capital expenditures with cash generated from operating activities and funding from our 1998 Bank Credit Agreement Revolving Credit Facility.

The following tables reflect a summary of our contractual cash obligations and other commercial commitments as of March 31, 2002:

	Payments Due by Year
	Total	2002	2003	2004	2005 and thereafter
	(amounts in thousands)
Contractual Cash Obligations
Notes payable, capital leases, and	$1,558,522	$139	$5,209	$5,106	$1,548,068
commercial bank financing
Notes and capital leases payable to	32,440	2,634	4,157	4,500	21,149
affiliates
HYTOPS	361,782	17,438	23,250	23,250	297,844
Operating leases	21,829	3,811	3,568	2,896	11,554
Employment contracts	14,384	8,203	5,150	961	70
Film liability — active	235,647	93,951	67,317	50,632	23,747
Film liability — future	105,992	11,093	28,338	26,965	39,596
Programming services	39,288	17,666	12,000	6,757	2,865
Maintenance and support	6,455	1,898	2,065	1,345	1,147
Other operating contracts	8,596	2,453	2,358	1,727	2,058

Total contractual cash obligations	$2,384,935	$159,286	$153,412	$124,139	$1,948,098

	Amount of Commitment Expiration Per Year
	Total Amounts Committed	2002	2003	2004	2005 and thereafter
	(amounts in thousands)
Other Commercial Commitments
Letters of credit	$1,143	$82	$82	$82	$897
Guarantees	494	107	115	119	153
Partnerships (1)	11,412	11,412	—	—	—
Network affiliation agreements	10,722	3,606	1,423	1,423	4,270
LMA payments (2)	17,198	3,257	4,180	4,180	5,581
Total other commercial commitments	$40,969	$18,464	$5,800	$5,804	$10,901

(1)     Partnerships commitments to contribute capital to Allegiance Capital, LP and Sterling Ventures Partners, LP.

(2)     Certain LMAs require us to reimburse the licensee owner their operating costs.  This amount will vary each month and, accordingly, these amounts were estimated through the date of LMA expiration based on historical cost experience.

Net cash flows used in financing activities were $95.6 million for the three months ended March 31, 2002 compared to net cash flows from financing activities of $32.2 million for the three months ended March 31, 2001.  During the three months ended March 31, 2002, we repaid a net $90.0 million of indebtedness whereas in the comparable period in 2001, we borrowed a net $36.0 million.

Disposition

On April 18, 2002, we entered into an agreement to sell the television stations of WTTV-TV (WB-4) in Bloomington, Indiana and its satellite station, WTTK-TV in Kokomo, Indiana to Tribune Company for $125.0 million in cash.  The transaction, subject to the approval of the Department of Justice and the Federal Communications Commission, is expected to close as early as the third quarter of 2002.

Acquisition

On April 30, 2002, we acquired the stock of BS&L Broadcasting, Inc. (“BS&L”), from its sole shareholder which owned the FCC license and related assets of WUHF-TV in Rochester, New York.  As consideration for the purchase of the FCC license and related assets, we forgave a note receivable to BS&L in the amount of $22.0 million.  Prior to the completion of the acquisition, we programmed WUHF-TV pursuant to a local marketing agreement.

Outsourcing Agreement

On May 1, 2002, we entered into an (and intend to seek opportunities for additional) outsourcing agreements in which our station in Nashville, Tennessee will provide certain sales, administrative and technical services to WNAB-TV.

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

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board approved Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets.  SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001.  SFAS No. 142 requires companies to cease amortizing goodwill and certain other intangible assets including broadcast licenses.  SFAS No. 142 also establishes a new method of testing goodwill and broadcast licenses for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value.  The adoption of SFAS No. 142 resulted in discontinuation of amortization of our goodwill and broadcast licenses; however, we are required to test goodwill and broadcast licenses for impairment under the new standard during 2002.

During the three months ended March 31, 2002, we tested our broadcast licenses for impairment in accordance with SFAS No. 142 based on the fair value of such licenses in its market.  The fair value was compared to the book value to determine whether any impairment had occurred.  As a result of this analysis, during the three months ended March 31, 2002, we incurred an impairment charge of $41.6 million, net of a $22.4 million income tax benefit which has been reflected as a cumulative change in accounting principle in the accompanying consolidated statement of operations.

We are currently in the process of testing goodwill for impairment under SFAS No. 142.  As a result of the first phase of this testing, we have identified 15 markets that require additional testing for impairment of goodwill.  The net carrying amount of goodwill for these 15 markets at March 31, 2002 was $942.7 million.  We are in the process of obtaining appraisals for these markets and will complete such testing by December 31, 2002.

Local Marketing Agreements

In 2001, we filed a Petition for Review in the U.S. Court of Appeals for the D.C. Circuit of the FCC’s August 1999 Report and Order revising its television duopoly rule to allow common ownership of two television stations in the same market only if there are eight independently owned full power operational television station “voices” in the market after the merger and if one of the stations is not among the top four highest ranked stations in the market (the “eight voices test”).  In the same Report and Order, the FCC decided to count attributed television LMAs toward all applicable broadcast ownership rules.  We currently program eight stations under LMAs, including four LMAs entered into on or after November 5, 1996 that the revised duopoly rule would have required to be divested by August 5, 2001.  On June 21, 2001, the Court granted our motion for stay of the August 5, 2001 divestiture deadline.  On April 2, 2002, the Court remanded the FCC’s television station duopoly rule to the FCC for further consideration and instructed the FCC to justify its decision not to include newspapers, cable and other media outlets in its definition of “voices” for purposes of the “eight voices test.

Risk Factors

The following sections entitled “Programming and Affiliations” and “Local Marketing Agreements and Duopolies” represent an update to these Risk Factors as contained in our Form 10-K for the year ended December 31, 2001.

 Digital Television

 DTV channels are generally located in the range of channels from channel 2 through channel 51. The FCC required that affiliates of ABC, CBS, FOX and NBC in the top 10 television markets begin digital broadcasting by May 1, 1999 and that affiliates of these networks in markets 11 through 30 begin digital broadcasting by November 1999. All other commercial stations are required to begin digital broadcasting by May 1, 2002. The majority of our stations were required to commence digital operations by May 1, 2002. Applications for digital facilities for all of our stations were filed by November 1, 1999. The FCC also created a procedure allowing stations to apply for up to a six month extension of the May 1, 2002 deadline. We filed applications for extensions due to technical limitations for 32 of our stations. For 17 of our stations, an extension was granted until November 1, 2002. For the remaining 15 stations, the FCC requested additional information. We have responded and are awaiting action. There can be no assurance that we will receive such extensions on the remaining 15 stations or that we will be able to commence digital operations by the time required under any such extensions. The FCC’s plan calls for the DTV transition period to end in the year 2006, at which time the FCC expects that television broadcasters will cease non–digital broadcasting and return one of their two channels to the government, allowing that spectrum to be recovered for other uses. The FCC has been authorized by Congress to extend the December 31, 2006 deadline for reclamation of a television station’s non–digital channel if, in any given case:

•      one or more television stations affiliated with ABC, CBS, NBC or FOX in a market is not broadcasting digitally, and the FCC determines that such stations have “exercised due diligence” in attempting to convert to digital broadcasting, or

•       less than 85% of the television households in the station’s market subscribe to a multichannel video service (cable, wireless cable or direct–to–home broadcast satellite television (“DBS”) that carries at least one digital channel from each of the local stations in that market, or

•       less than 85% of the television households in the market can receive digital signals off the air using either a set–top converter box for an analog television set or a new DTV television set.

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

Interest Rate Derivative Instruments

As of March 31, 2002, we held four derivative instruments:

•      An interest rate swap agreement with a notional amount of $575 million that expires on June 3, 2006. The swap agreement requires us to pay a fixed rate which is set in the range of 5.95% to 7.0% and we receive a floating rate based on the three month London Interbank Offered Rate (“LIBOR”) (measurement and settlement is performed quarterly). This swap agreement is reflected as a derivative obligation based on its fair value of $29.6 million and $40.5 million as a component of other long-term liabilities in the accompanying consolidated balance sheets as of March 31, 2002 and December 31, 2001, respectively.  This swap agreement does not qualify for hedge accounting treatment under SFAS No. 133; therefore, changes in its fair market value are reflected currently in earnings as gain (loss) on derivative instruments.

•      An interest rate swap agreement with a notional amount of $250 million that expires on December 15, 2007 in which we receive a fixed rate of 8.75% and pay a floating rate based on LIBOR (measurement and settlement is performed quarterly).  This swap is accounted for as a hedge of our 8.75% debenture in accordance with SFAS No. 133 whereby changes in the fair market value of the swap are reflected as adjustments to the carrying amount of the debenture.  The swap is reflected in the accompanying balance sheets as a derivative asset and as a premium on the 8.75% debenture based on its fair value of $1.5 million and $4.0 million as of March 31, 2002 and December 31, 2001, respectively.

•        An interest rate swap agreement with a notional amount of $200 million which expires on July 15, 2007 in which we receive a fixed rate of 9% and pay a floating rate based on LIBOR (measurement and settlement is performed quarterly).  This swap is accounted for as a hedge of our 9% debenture in accordance with SFAS No. 133 whereby changes in the fair market value of the swap are reflected as adjustments to the carrying amount of the debenture.  This swap is reflected in the accompanying balance sheets as a derivative asset and as a premium on the 9% debenture based on its fair value of $0.8 million and $2.5 million as of March 31, 2002 and December 31, 2001, respectively.

•        In March 2002, we entered into two interest rate swap agreements with notional amounts totaling $300 million which expire on March 15, 2012 in which we receive a fixed rate of 8% and pay a floating rate based on LIBOR (measurement and settlement is performed quarterly).  These swaps are accounted for as a hedge of our 8% debenture in accordance with SFAS 133 whereby changes in the fair market values of the swaps are reflected as adjustments to the carrying amount of the debenture.  These swaps are reflected in the accompanying balance sheet as a derivative liability and as a discount on the 8% debenture based on their fair value of $10.2 million.

The counterparties to these agreements are international financial institutions. We estimate the net fair value of these instruments at March 31, 2002 to be a liability of $37.4 million.  The fair value of the interest rate swap agreements is estimated by obtaining quotations from the financial institutions which are a party to our derivative contracts. The fair value is an estimate of the net amount that we would pay on March 31, 2002 if the contracts were transferred to other parties or cancelled by us.

PART II.   OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)      Exhibits

4.1 Registration Rights Agreement dated as of December 10, 2001, by and among Sinclair Broadcast Group, Inc., the Guarantors named therein, and Deutsche Banc Alex. Brown Inc., J.P. Morgan Securities Inc., Bear, Stearns & Co. Inc., Scotia Capital (USA) Inc., LehmanBrothers Inc. and Morgan Stanley &Co.Incorporated. (1)

4.2 Registration Rights Agreement dated as of March 14, 2002, by and among Sinclair Broadcast Group, Inc., the Guarantors named therein, and First Union Securities, Inc., Deutsche Banc Alex. Brown Inc. and J.P. Morgan Securities Inc.  (2)

10.1 Asset Purchase Agreement dated April 18, 2002 among Sinclair Broadcast Group, Inc., Sinclair Communications, Inc., Sinclair Media II, Inc., and SCI-Indiana Licensee, LLC, as sellers, and Tribune Broadcasting Company as buyer.

 b)     Reports on Form 8-K

We filed a report on Form 8-K dated March 5, 2002 during the three months ended March 31, 2002.  Such filing included our press release regarding our private offering of $300 million Senior Subordinated Notes.  No financial statements were included.

1)      Incorporated by reference from our Registration Statement on Form S-4, No. 333-85718, as amended.

2)      Incorporated by reference from our Registration Statement on Form S-4, No. 333-85902, as amended.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on the 13th day of May 2002

SINCLAIR BROADCAST GROUP, INC.

by:	/s/ David B. Amy
David B. Amy Executive Vice President and Chief Financial Officer