Form 10-Q
period 2002-06-30
SINCLAIR BROADCAST GROUP INC
filed 2002-08-14
CIK 912752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR
☒	15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

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

Yes ☒                    No ☐

As of August 1, 2002, there were 43,669,150 shares of Class A Common Stock, $.01 par value; 41,815,887 shares of Class B Common Stock, $.01 par value; and 3,450,000 shares of Series D Preferred Stock, $.01 par value, convertible into 7,561,444 shares of Class A Common Stock at a conversion price of $22.813 per share; of the Registrant issued and outstanding.

In addition, 2,000,000 shares of $200 million aggregate liquidation value 11 5/8% High Yield Trust Offered Preferred Securities of Sinclair Capital, a subsidiary trust of Sinclair Broadcast Group, Inc. are issued and outstanding.

SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES

Form 10-Q

For the Quarter Ended June 30, 2002

SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2002	December 31, 2001
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$7,164	$32,063
Accounts receivable, net of allowance for doubtful accounts	141,158	143,811
Current portion of program contract costs	53,704	82,850
Refundable income taxes	16,378	44,789
Prepaid expenses and other current assets	23,164	18,050
Deferred barter costs	3,727	3,026
Assets held for sale	125,058	128,394
Deferred tax assets	2,395	2,014
Total current assets	372,748	454,997

PROGRAM CONTRACT COSTS, less current portion	48,787	63,167
LOANS TO OFFICERS AND AFFILIATES	1,537	7,916
PROPERTY AND EQUIPMENT, net	313,270	281,651
OTHER ASSETS	72,606	105,894
GOODWILL	1,734,508	1,733,073
BROADCAST LICENSES	429,573	421,914
DEFINITE-LIVED INTANGIBLE ASSETS, net	284,713	297,019
Total Assets	$3,257,742	$3,365,631

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$10,552	$29,316
Accrued liabilities	68,605	63,623
Notes payable, capital leases and commercial bank financing, less current portion	1,253	182
Notes and capital leases payable to affiliates	4,003	7,086
Current portion of program contracts payable	99,816	111,069
Deferred barter revenues	4,287	3,548
Liabilities held for sale	17,733	20,823
Total current liabilities	206,249	235,647
LONG-TERM LIABILITIES:
Notes payable, capital leases and commercial bank financing	1,634,010	1,645,138
Notes and capital leases payable to affiliates	30,974	33,224
Program contracts payable, less current portion	108,854	127,958
Deferred tax liability	223,490	233,679
Other long-term liabilities	115,827	113,691
Total liabilities	2,319,404	2,389,337
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES	11,540	4,334
COMPANY OBLIGATED MANDATORILY REDEEMABLE SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY KDSM SENIOR DEBENTURES	200,000	200,000
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Series D Preferred Stock, $0.01 par value, 3,450,000 shares authorized, issued and outstanding, liquidation preference of $172,500,000	35	35
Class A Common Stock, $0.01 par value, 500,000,000 shares authorized and 43,150,650 and 41,088,992 shares issued and outstanding, respectively	424	411
Class B Common Stock, $0.01 par value, 140,000,000 shares authorized and 42,315,887 and 43,219,035 shares issued and outstanding, respectively	423	432
Additional paid-in capital	752,198	748,353
Additional paid-in capital — deferred compensation	(1,086)	(1,452)
Retained earnings (deficit)	(22,679)	26,886
Accumulated other comprehensive loss	(2,517)	(2,705)
Total stockholders’ equity	726,798	771,960
Total Stockholders’ Equity and Liabilities	3,257,742	3,365,631

The accompanying notes are an integral part of these unaudited consolidated statements.

SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30
	2002	2001	2002	2001
REVENUES:
Station broadcast revenues, net of agency commissions	$174,632	$170,245	$320,111	$313,758
Revenues realized from station barter arrangements	15,847	14,408	30,580	26,818
Other revenue	1,138	1,852	2,251	4,035
Total revenues	191,617	186,505	352,942	344,611
OPERATING EXPENSES:
Program and production	36,907	36,392	70,668	73,604
Selling, general and administrative	42,920	44,133	84,158	84,799
Expenses recognized from station barter arrangements	14,397	12,793	27,239	24,000
Amortization of program contract costs and net realizable value adjustments	33,015	25,308	62,717	47,600
Stock-based compensation	574	398	1,016	1,006
Depreciation and amortization of property and equipment	9,710	9,372	19,430	18,638
Amortization of definite-lived intangible assets and other assets	5,055	27,885	9,867	55,346
Impairment and write down charge of long-lived assets	—	5,475	—	5,475
Restructuring costs	—	—	—	2,287
Total operating expenses	142,578	161,756	275,095	312,755
Operating income	49,039	24,749	77,847	31,856
OTHER INCOME (EXPENSE):
Interest expense and amortization of debt discount and deferred financing costs	(32,361)	(36,344)	(65,950)	(71,085)
Subsidiary trust minority interest expense	(5,973)	(5,973)	(11,945)	(11,945)
Interest income	76	535	546	1,210
Gain (loss) on sale of assets	(418)	446	(466)	446
Loss on derivative instruments	(15,783)	(452)	(4,858)	(9,800)
Gain (loss) from equity investments	(84)	86	(1,611)	18
Other income	849	290	1,598	485
Total other income and expense	(53,694)	(41,412)	(82,686)	(90,671)
Loss before benefit for income taxes	(4,655)	(16,663)	(4,839)	(58,815)
INCOME TAX BENEFIT	2,646	3,438	2,658	8,767
Net loss from continuing operations	(2,009)	(13,225)	(2,181)	(50,048)
Income from discontinued operations, net of taxes of $612, $177, $134 and $363, respectively	585	204	127	414
Extraordinary loss on early extinguishment of debt, net of tax benefit of $0, $2,553, $392 and $2,553, respectively	—	(4,699)	(728)	(4,699)
Cumulative effect of change in accounting principle, net of tax benefit of $22,404	—	—	(41,608)	—
NET LOSS	(1,424)	(17,720)	(44,390)	(54,333)
PREFERRED STOCK DIVIDENDS	2,587	2,587	5,175	5,175
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(4,011)	$(20,307)	$(49,565)	$(59,508)
BASIC EARNINGS (LOSS) PER SHARE:
Loss per common share from continuing operations before discontinued operations, extraordinary item, and cumulative effect of change in accounting principle	$(0.05)	$(0.19)	$(0.09)	$(0.65)
Income per share from discontinued operations	$0.01	$—	$—	$—
Loss per share from extraordinary item	$—	$(0.06)	$(0.01)	$(0.06)
Loss per share from cumulative effect of change in accounting principle	$—	$—	$(0.49)	$—
Loss per common share	$(0.05)	$(0.24)	$(0.58)	$(0.70)
Weighted average common shares outstanding	85,430	84,312	85,154	84,435
DILUTED EARNINGS PER SHARE:
Loss per common share from continuing operations before discontinued operations, extraordinary item, and cumulative effect of change in accounting principle	$(0.05)	$(0.19)	$(0.09)	$(0.65)
Income per share from discontinued operations	$0.01	$—	$—	$—
Loss per share from extraordinary item	$—	$(0.06)	$(0.01)	$(0.06)
Loss per share from cumulative effect of change in accounting principle	$—	$—	$(0.49)	$—
Loss per common share	$(0.05)	$(0.24)	$(0.58)	$(0.70)
Weighted average common and common equivalent shares outstanding	85,750	84,429	85,396	84,927

The accompanying notes are an integral part of these unaudited consolidated statements.

SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2002

(in thousands) (Unaudited)

	Series D Preferred Stock	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Additional Paid-In Capital — Deferred Compensation	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
BALANCE, Decemeber 31, 2001	$35	$411	$432	$748,353	$(1,452)	$26,886	$(2,705)	$771,960
Stock options exercised	—	2	—	1,928	—	—	—	1,930
Class B Common Stock converted into Class A Common Stock	—	9	(9)	—	—	—	—	—
Dividends paid on Series D Preferred Stock	—	—	—	—	—	(5,175)	—	(5,175)
Issuance of shares under ESPP	—	—	—	162	—	—	—	162
Class A Common Stock Issued pursuant to employee benefit plans	—	2	—	1,755	—	—	—	1,757
Amortization of deferred compensation	—	—	—	—	366	—	—	366
Net loss	—	—	—	—	—	(44,390)	—	(44,390)
Other comprehensive loss:
Amortization of derivative Instruments, net of tax provision of $130	—	—	—	—	—	—	240	240
Unrealized loss on investment, net of tax benefit of $34	—	—	—	—	—	—	(52)	(52)
Comprehensive loss	—	—	—	—	—	—	—	(44,202)
BALANCE, June 30, 2002	$35	$424	$423	$752,198	$(1,086)	$(22,679)	$(2,517)	$726,798

The accompanying notes are an integral part of these unaudited consolidated statements.

SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (Unaudited)

	Six Months Ended June 30,
	2002	2001
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net loss	$(44,390)	$(54,333)
Adjustments to reconcile net loss to net cash flows from operating activities—
Amortization of debt discount	49	49
Depreciation and amortization of property and equipment	19,724	19,165
Loss from equity investments	1,611	(18)
(Loss) gain on sale of property	466	(446)
Amortization of deferred compensation	366	431
Impairment and write down of long-lived assets	—	5,590
Unrealized loss on derivative instrument	4,858	9,800
Amortization of definite-lived intangible assets and other assets	9,865	57,308
Amortization of program contract costs and net realizable value adjustments	68,285	52,491
Amortization of deferred financing costs	2,313	1,930
Extraordinary loss	673	4,698
Cumulative effect of change in accounting principle	41,608	—
Amortization of derivative instruments	509	290
Deferred tax provision (benefit) related to operations	11,693	11,456
Deferred tax provision (benefit) related to extraordinary loss	—	(15)
Net effect of change in deferred barter revenues and deferred barter costs	(340)	(494)
Changes in assets and liabilities, net of effects of acquisitions and dispositions—
Decrease in minority interest	(701)	(808)
Decrease in receivables, net	2,453	15,058
Decrease (increase) in taxes receivable	28,625	(25,484)
(Increase) decrease in prepaid expenses and other current assets	(5,082)	2,691
Decrease (increase) in other long term assets	1,781	(836)
Decrease in accounts payable and accrued liabilities	(12,442)	(15,798)
(Decrease) increase in other long-term liabilities	(2,626)	4,378
Income tax payments related to the sale of broadcast assets	—	(34,805)
Payments on program contracts payable	(55,408)	(51,982)
Net cash flows from operating activities	73,890	316
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(22,705)	(12,690)
Payment for acquisition of television station licenses and related assets	(21,177)	(373)
Distributions from joint ventures	289	192
Contributions in investments	(5,524)	(700)
Proceeds from sale of property	54	925
Deposits received on future sale of broadcast assets	—	125
Repayment of note receivable	30,257	—
Loans to officers and affiliates	(53)	(2,636)
Repayments of loans to officers and affiliates	6,657	332
Net cash flows used in investing activities	(12,202)	(14,825)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable and commercial bank financing	316,500	890,000
Repayments of notes payable, commercial bank financing and capital leases	(394,500)	(851,000)
Repurchase of Class A common stock	—	(4,396)
Proceeds from exercise of stock options	1,930	209
Deferred financing costs	(3,649)	(7,402)
Payment of equity put option premium	—	(7,733)
Dividends paid on Series D Preferred Stock	(5,175)	(5,175)
Repayments of notes and capital leases to affiliates	(1,693)	(2,670)
Net cash flows (used in) from financing activities	(86,587)	11,833
NET DECREASE IN CASH AND CASH EQUIVALENTS	(24,899)	(2,676)
CASH AND CASH EQUIVALENTS, beginning of period	32,063	4,091
CASH AND CASH EQUIVALENTS, end of period	$7,164	$1,415

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

Cunningham Broadcasting Corporation (Cunningham) owns the license assets of WNUV-TV, WTTE-TV, WRGT-TV, WVAH-TV, WTAT-TV and WBSC-TV.  Cunningham owns, operates and controls the television stations.  We do not own or control the television stations, but we have entered into local marketing agreements (LMA) with Cunningham to program each of these stations.  Effective February 1, 2002, we restructured our LMA relationship with Cunningham and, as a result, Cunningham now meets the definition of special purpose entities and pursuant to Emerging Issues Task Force Topic D-14, “Transactions Involving Special Purpose Entities,” for accounting purposes only, the financial statements of Cunningham have been consolidated with our financial statements in the accompanying consolidated financial statements.  During July 2002, we filed applications and an amendment to a pending application with the FCC for approval to acquire all of the license assets of Cunningham.

Interim Financial Statements

The consolidated financial statements for the six months ended June 30, 2002 and 2001 are unaudited, but in the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations, and cash flows for these periods.

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

Restructuring Charge

For the six months ended June 30, 2002, we did not incur any restructuring charges.  During the three months ended March 31, 2001, we offered a voluntary early retirement program to our eligible employees and implemented a restructuring program to reduce operating and overhead costs.  As a result, we reduced our staff by 186 employees and incurred a restructuring charge of $2.4 million, which is included in the accompanying consolidated statements of operations.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) approved Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets.  SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001.  SFAS No. 142 requires companies to cease amortizing goodwill and certain other intangible assets including broadcast licenses.  SFAS No. 142 also establishes a new method of testing goodwill and broadcast licenses for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value.  The adoption of SFAS No. 142 resulted in discontinuation of amortization of our goodwill and broadcast licenses commencing January 1, 2002; however, we are required to test goodwill and broadcast licenses for impairment under the new standard during 2002.

During the three months ended March 31, 2002, we tested our broadcast licenses for impairment in accordance with SFAS No. 142 based on the fair value of such licenses in their respective markets.  The fair value was compared to the book value to determine whether any impairment had occurred.  As a result of this analysis, during the three months ended March, 31, 2002, we incurred an impairment charge of $41.6 million, net of a $22.4 million income tax benefit which has been reflected as a cumulative change in accounting principle in the accompanying consolidated statements of operations.

We are currently in the process of testing goodwill for impairment under SFAS No. 142.  As a result of the first phase of this testing, we have identified 15 markets and our software development and consulting company that require additional testing for impairment of goodwill.  The net carrying amount of goodwill for these 15 markets and our software development and consulting company at June 30, 2002 was $942.7 million.  We are in the process of obtaining appraisals for these markets and will complete such testing by December 31, 2002.

The following table shows the gross carrying amount and accumulated amortization of intangibles, amortization expense and estimated amortization (in thousands):

	For the six months ended June 30, 2002		For the year ended December 31, 2001
	Gross carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived intangible assets:
Network Affiliation	$244,323	$(43,987)	$244,515	$(39,276)
Decaying advertiser base	119,264	(49,704)	119,756	(46,556)
Other	26,932	(12,115)	28,988	(10,408)
Indefinite-lived intangible assets:
Broadcast licenses	$429,573	—	$421,914	—

	For the three months ended June 30,		For the six months ended June 30,
	2002	2001	2002	2001
Aggregate amortization expense	$5,055	$27,885	$9,867	$55,346

Estimated Amortization Expense:

For the year ended December 31, 2002	$18,892
For the year ended December 31, 2003	$18,891
For the year ended December 31, 2004	$18,589
For the year ended December 31, 2005	$18,312
For the year ended December 31, 2006	$18,309

The changes in the carrying amount of goodwill for the six months ended June 30, 2002 are as follows:

Balance as of January 1, 2002	$1,733,073
Acquisitions	1,435
Balance as of June 30, 2002	$1,734,508

The following table shows the effect on net income (loss) and earnings per share, had we adopted SFAS No. 142 on January 1, 2001 (in thousands, except per share data).

	For the Three Months ended June 30		For the Six Months ended June 30
	2002	2001	2002	2001
Reported net loss available to common stockholders	$(4,011)	$(20,307)	$(49,565)	$(59,508)
Add: goodwill amortization	—	17,252	—	35,578
Add: broadcast license amortization	—	3,251	—	6,756
Adjusted net income (loss)	$(4,011)	$196	$(49,565)	$(17,174)

Basic Earnings Per Share:
Reported net loss available to common stockholders	$(0.05)	$(0.24)	$(0.58)	$(0.70)
Goodwill amortization	—	0.20	—	0.42
Broadcast license amortization	—	0.04	—	0.08
Adjusted net loss	$(0.05)	—	$(0.58)	$(0.20)

Diluted Earnings Per Share:
Reported net loss available to common stockholders	$(0.05)	$(0.24)	$(0.58)	$(0.70)
Goodwill amortization	—	0.20	—	0.42
Broadcast license amortization	—	0.04	—	0.08
Adjusted net loss	$(0.05)	$—	$(0.58)	$(0.20)

	For the Three Months ended June 30		For the Six Months ended June 30
	2002	2001	2002	2001
Reported net loss from continuing operations	$(2,009)	$(13,225)	$(2,181)	$(50,048)
Add: goodwill amortization	—	17,252	—	35,578
Less: Discontinued operations goodwill amortization	—	(363)	—	(726)
Add: broadcast license amortization	—	3,251	—	6,756
Less: Discontinued operations broadcast license amortization	—	(195)	—	(390)
Adjusted net income (loss)	$(2,009)	$6,720	$(2,181)	$(8,830)

Basic Earnings Per Share:
Reported net loss from continuing operations	$(0.05)	$(0.19)	$(0.09)	$(0.65)
Goodwill amortization	—	0.20	—	0.42
Discontinued operations goodwill amortization	—	—	—	(0.01)
Broadcast license amortization	—	0.04	—	0.08
Discontinued operations broadcast license amortization	—	—	—	—
Adjusted net income (loss)	$(0.05)	$0.05	$(0.09)	$(0.16)

Diluted Earnings Per Share:
Reported net loss from continuing operations	$(0.05)	$(0.19)	$(0.09)	$(0.65)
Goodwill amortization	—	0.20	—	0.42
Discontinued operations goodwill amortization	—	—	—	(0.01)
Broadcast license amortization	—	0.04	—	0.08
Discontinued operations broadcast license amortization	—	—	—	—
Adjusted net income (loss)	$(0.05)	$0.05	$(0.09)	$(0.16)

In June 2001, the FASB approved Statement of Financial Accounting Standard No. 143, Accounting for Asset Retirement Obligations.  SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 and addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  We do not expect the adoption of SFAS No. 143 to have a material impact on our financial statements.

We adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets on January 1, 2002.  As a result of adopting SFAS No. 144, we classified the assets and liabilities of WTTV-TV as assets and liabilities held for sale in the accompanying balance sheet and reported the results of operations of WTTV-TV as discontinued operations in the accompanying statements of operations.  Discontinued operations have not been segregated in the Statement of Consolidated

Cash Flows and, therefore, amounts for certain captions will not agree with the accompanying consolidated statements of operations.  See Note 2 - Acquisitions and Dispositions.

In April 2002, the FASB approved SFAS No. 145, Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.  SFAS No. 145 will require us to record gains and losses on extinguishment of debt as a component of income from continuing operations rather than as an extraordinary item and to reclassify such items for all periods presented.  We will be required to adopt this provision of SFAS No. 145 on January 1, 2003.  We do not expect the other provisions of SFAS No. 145 to have a material effect on our financial statements.

2.  ACQUISITIONS AND DISPOSITIONS

On April 18, 2002, we entered into an agreement to sell the television station of WTTV-TV in Bloomington, Indiana and its satellite station, WTTK-TV in Kokomo, Indiana to a third party for $125.0 million in cash.  On July 24, 2002, we completed such sale.  The operating results of WTTV-TV are not included in our consolidated results from continuing operations for the three and six months ended June 30, 2002 and 2001.  Net revenue of WTTV for the three months ended June 30, 2002 and 2001 was $4.4 million and $5.4 million, respectively.  Net revenue of WTTV for the six months ended June 30, 2002 and 2001 was $9.5 million and $11.6 million, respectively.  Since this agreement meets all of the criteria for a qualifying plan of sale, the assets and liabilities to be disposed of by this sale have been classified as “held for sale” on the accompanying balance sheets presented.

We applied the new rules on accounting for disposal of long-lived assets on January 1, 2002.  As a result of applying SFAS No. 144, we recorded income from discontinued operations of $0.6 million and $0.2 million for the three months ended June 30, 2002 and 2001, and income from discontinued operations of $0.1 million and $0.4 million for the six months ended June 30, 2002 and 2001.  In addition, we classified assets held for sale at June 30, 2002 and December 31, 2001 of $125.1 million and $128.4 million, respectively, and liabilities held for sale at June 30, 2002 and December 31, 2001 of $17.7 million and $20.8 million, respectively (see below).

The details of classifications in the accompanying balance sheet as “held for sale” is as follows:

	June 30, 2002	December 31, 2001
Current portion of program contract costs	$4,318	$7,440
Deferred barter costs	30	8
Prepaid expenses	35	68
Property and equipment, net	4,453	4,702
Program contract costs, less current portion	6,094	5,924
Intangibles	110,128	110,252
Assets held for sale	$125,058	$128,394

Liabilities:
Deferred revenue	9	—
Current portion of program contracts	7,235	9,132
Deferred barter revenues	133	(11)
Program contracts payable, less current portion	10,356	11,702
Liabilities held for sale	$17,733	$20,823

On April 30, 2002, we acquired the stock of BS&L Broadcasting, Inc. (“BS&L”), from its sole shareholder, which owned the FCC license and related assets of WUHF-TV in Rochester, New York.  As consideration for the purchase of the FCC license and related assets, we forgave a note receivable to BS&L in the amount of $22.0 million.  Prior to the completion of the acquisition, we programmed WUHF-TV pursuant to a local marketing agreement.

3.     COMMITMENTS AND CONTINGENCIES :

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

Local Marketing Agreements

In 2001, we filed a Petition for Review in the U.S. Court of Appeals for the D.C. Circuit of the FCC’s August 1999 Report and Order revising its television duopoly rule to allow common ownership of two television stations in the same market only if there are eight independently owned full power operational television station “voices” in the market after the merger and if one of the stations is not among the top four highest ranked stations in the market (the “eight voices test”).  In the same Report and Order, the FCC decided to count attributed television LMAs toward all applicable broadcast ownership rules.  We currently program eight stations under LMAs, including four LMAs entered into on or after November 5, 1996 that the revised duopoly rule would have required to be divested by August 5, 2001.  On June 21, 2001, the Court granted our motion for stay of the August 5, 2001 divestiture deadline.  On April 2, 2002, the Court remanded the FCC’s television station duopoly rule to the FCC for further consideration and instructed the FCC to justify its decision not to include newspapers, cable and other media outlets in its definition of “voices” for purposes of the “eight voices test.”  Sinclair filed a petition with the Court requesting a partial rehearing relating to the Court's decision to remand rather than vacate the FCC's rules which the Court denied on August 13, 2002, thus leaving the order remanding the rules in place.

Outsourcing Agreement

On May 1, 2002, we entered into an outsourcing agreement in which our station in Nashville, Tennessee will provide certain sales, administrative and technical services to WNAB-TV.

We have entered into an agreement with a third party to purchase certain license and non-license television broadcast assets of WNAB-TV at our option (the Call Option) and additionally, the third party may require us to purchase these license and non-license broadcast assets at the option of the third party (the Put Option).  Upon exercise, we may settle the Call or Put Options entirely in cash or, at our option, we may pay up to one-half of the purchase price by issuing additional shares of our Class A common stock.  The Call and Put Option exercise prices vary depending upon the exercise dates as follows:

Dates	License Asset Call Option Price	License Asset Put Option Price	Non-License Asset Call Option Price	Non-License Asset Put Option Price	Total
Prior to 3/31/05	$5,000,000		$26,250,000		$31,250,000
7/1/05 — 7/31/05		$5,390,000		$25,860,000	$31,250,000
3/31/05 — 3/31/06	$5,620,000		$30,630,000		$36,250,000
7/1/06 — 7/31/06		$5,890,000		$30,360,000	$36,250,000
After 3/31/06	$6,241,500		$34,008,500		$40,250,000
7/1/07 — 7/31/07		$6,280,000		$33,970,000	$40,250,000

4.              SUPPLEMENTAL CASH FLOW INFORMATION (in thousands):

During the six months ended June 30, 2002 and 2001, our supplemental cash flow information was as follows:

	Six Months Ended June 30,
	2002	2001
Interest payments	$63,263	$68,544
Subsidiary trust minority interest payments	$11,625	$11,625
Income taxes paid from continuing operations	$2,091	$3,053
Income taxes paid related to sale of discontinued operations, net of refunds received	$64	$34,853
Income tax refunds received from continuing operations	$45,488	$295

5.              EARNINGS (LOSS) PER SHARE:

Basic earnings (loss) per share (EPS) is calculated using the weighted average number of shares outstanding during the period.  Diluted earnings (loss) per share (Diluted EPS) includes the potentially dilutive effect, if any, which would occur if outstanding options to purchase common stock were exercised using the treasury stock method and if written equity put options were exercised using the reverse treasury stock method.  Stock options to exercise 0.3 million incremental shares of common stock were outstanding during the quarter ended June 30, 2002 and stock options and written equity put options to exercise 0.1 million incremental shares of common stock were outstanding during the quarter ended June 30, 2001, but were not included in the computation of diluted EPS as the effect would be anti-dilutive.  Stock options to exercise 0.2 million incremental shares of common stock were outstanding during the six months ended June 30, 2002 and stock options and written equity put options to exercise 0.5 million incremental shares of common stock were outstanding during the six months ended June 30, 2001, but were not included in the computation of diluted EPS, as the effect would be anti-dilutive.  Certain options to purchase shares of common stock were outstanding during the three and six months ended June 30, 2002 and June 30, 2001, but were not included in the computation of diluted EPS because the options exercise price was greater than the average market price of the common shares.

6.   DERIVATIVE INSTRUMENTS:

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

SFAS No. 133 required deferred gains and losses on previously terminated floating-to-fixed rate hedges to be presented as other comprehensive income or loss on the balance sheet.  As a result, on January 1, 2001, we reclassified the $2.8 million net balance of deferred losses to accumulated other comprehensive loss, net of a deferred tax benefit of $1.5 million and are amortizing this balance to interest expense over the original terms of the previously terminated and modified swap agreements, which expire from July 9, 2001 to June 3, 2004.  We anticipate that approximately $0.9 million will be amortized from accumulated other comprehensive loss to interest expense during the remaining six months of 2002.

Interest Rate Derivative Instruments

As of June 30, 2002, we held four derivative instruments:

•                  An interest rate swap agreement with a notional amount of $575 million, which expires on June 3, 2006. The swap agreement requires us to pay a fixed rate which is set in the range of 5.95% to 7.0% and receive a floating rate based on the three month London Interbank Offered Rate (LIBOR) (measurement and settlement is performed quarterly).  This swap agreement is reflected as a component of other long term liabilities based on its fair value of $45.3 million and $40.5 million in the accompanying consolidated balance sheets as of June 30, 2002 and December 31, 2001, respectively.  This swap agreement does not qualify for hedge accounting treatment under SFAS No. 133; therefore, changes in its fair market value are reflected currently in earnings as gain (loss) on derivative instruments.

•                  In June 2001, we entered into an interest rate swap agreement with a notional amount of $250 million which expires on December 15, 2007 in which we receive a fixed rate of 8.75% and pay a floating rate based on LIBOR (measurement and settlement is performed quarterly).  This swap is accounted for as a hedge of our 8.75% debenture in accordance with

SFAS No. 133 whereby changes in the fair market value of the swap are reflected as adjustments to the carrying amount of the debenture.  The swap is reflected in the accompanying balance sheets as a derivative asset and as a premium on the 8.75% debenture based on its fair value of $9.3 million and $4.0 million as of June 30, 2002 and December 31, 2001, respectively.

•                  In June 2001, we entered into an interest rate swap agreement with a notional amount of $200 million which expires on July 15, 2007 in which we receive a fixed rate of 9% and pay a floating rate based on LIBOR (measurement and settlement is performed quarterly).  This swap is accounted for as a hedge of our 9% debenture in accordance with SFAS No. 133 whereby changes in the fair market value of the swap are reflected as adjustments to the carrying amount of the debenture.  This swap is reflected in the accompanying balance sheets as a derivative asset and as a premium on the 9% debenture based on its fair value of $6.8 million and $2.5 million as of June 30, 2002 and December 31, 2001, respectively.

•                  In March 2002, we entered into two interest rate swap agreements with notional amounts totaling $300 million which expire on March 15, 2012 in which we receive a fixed rate of 8% and pay a floating rate based on LIBOR (measurement and settlement is performed quarterly).  These swaps are accounted for as a hedge of our 8% debenture in accordance with SFAS No. 133 whereby changes in the fair market value of the swaps are reflected as adjustments to the carrying amount of the debenture.  These swaps are reflected in the accompanying balance sheet as a derivative asset and as a premium on the 8% debenture based on their fair value of $4.1 million.

The counterparties to these agreements are international financial institutions. We estimate the net fair value of these instruments at June 30, 2002 to be a liability of $25.1 million.  The fair value of the interest rate swap agreements is estimated by obtaining quotations from the financial institutions that are a party to our derivative contracts. The fair value is an estimate of the net amount that we would pay on June 30, 2002 if the contracts were transferred to other parties or cancelled by us.

7.  NOTES PAYABLE:

8% Senior Subordinated Notes Due 2012

In March 2002, we completed an issuance of $300 million aggregate principal amount of 8% Senior Subordinated Notes (the 2002 Notes), due 2012, generating gross proceeds to us of $300 million.  The gross proceeds of this offering were utilized to repay $300 million of the Term Loan Facility.  We recognized an extraordinary loss of $0.7 million, net of a tax benefit of $0.4 million.  The extraordinary loss represented the write-off of certain debt acquisition costs associated with indebtedness replaced by the 2002 Notes.  Interest on the 2002 Notes is payable semiannually on September 15 and March 15 of each year, beginning September 15, 2002.  The 2002 Notes were issued under an indenture among SBG, its subsidiaries (the guarantors) and the trustee.  Net costs associated with the offering totaled $3.0 million.  These costs were capitalized and are being amortized to interest expense over the term of the 2002 Notes.

 8. SUBSEQUENT EVENTS:

Outsourcing Agreement

On July 9, 2002, we entered into an outsourcing agreement in which a third party will provide certain sales, administrative and technical services to our station KGAN-TV in Cedar Rapids, IA.

Bank Credit Agreement Refinancing

On July 15, 2002, we closed on a new Bank Credit Agreement (the 2002 Bank Credit Agreement), allowing us more operating capacity and liquidity.  The proceeds of the 2002 Bank Credit Agreement were used to pay off the 1998 Bank Credit Agreement.  The 2002 Bank Credit Agreement consists of a $225 million Revolving Credit Facility maturing on June 30, 2008 and a $375 million Term Loan B Facility repayable in consecutive quarterly installments, amortizing 0.25% per quarter, commencing June 30, 2004 and continuing through its maturity on December 31, 2009.

The applicable interest rate on the Revolving Credit Facility is either LIBOR plus 1.25% to 2.25% or the alternative base rate plus 0.25% to 1.25% adjusted quarterly based on the ratio of total debt, net of cash, to four quarters’ trailing earnings before interest, taxes, depreciation and amortization, as adjusted in accordance with the 2002 Bank Credit Agreement.  The applicable interest rate on the Term Loan B Facility is either LIBOR plus 2.25% or the alternative base rate plus 1.25%.

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

This report includes or incorporates forward-looking statements.  We have based these forward-looking statements on our current expectations and projections about future events.  These forward-looking statements are subject to risks, uncertainties and assumptions about us, including, among other things:

•                  the impact of changes in national and regional economies,

•                  volatility of programming costs,

•                  the market acceptance of new programming,

•                  successful integration of acquired television stations (including achievement of synergies and cost reductions),

•                  outsourcing agreement,

•                  the effectiveness of new sales people

•                  our ability to service our outstanding debt,

•                  pricing and demand fluctuations in local and national advertising,

•                  changes in the makeup of the population in the areas where our stations are located,

•                  the activities of our competitors, and

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

The following table sets forth certain operating data for the six months ended June 30, 2002 and 2001:

OPERATING DATA (dollars in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2002	2001	2002	2001
Net broadcast revenues (a)	$174,632	$170,245	$320,111	$313,758
Barter revenues	15,847	14,408	30,580	26,818
Other revenues	1,138	1,852	2,251	4,035
Total revenues	191,617	186,505	352,942	344,611

Operating costs (b)	79,827	80,525	154,826	158,403
Expenses from barter arrangements	14,397	12,793	27,239	24,000
Depreciation and amortization (c) (d)	48,354	62,963	93,030	122,590
Impairment and write down charge of long-lived assets	—	5,475	—	5,475
Restructuring charge	—	—	—	2,287
Operating income	49,039	24,749	77,847	31,856
Interest expense	(32,361)	(36,344)	(65,950)	(71,085)
Subsidiary trust minority interest expense (e)	(5,972)	(5,973)	(11,945)	(11,945)
Interest and other income (d)	924	825	2,144	1,695
Gain (loss) on sale of assets	(418)	446	(466)	446
Unrealized loss on derivative instrument	(15,783)	(452)	(4,858)	(9,800)
Gain (loss) from equity investments	(84)	86	(1,611)	18
Net loss before income taxes	(4,655)	(16,663)	(4,839)	(58,815)
Income tax benefit	2,646	3,438	2,658	8,767
Net loss from continuing operations	(2,009)	(13,225)	(2,181)	(50,048)
Net income from discontinued operations	585	204	127	414
Extraordinary item	—	(4,699)	(728)	(4,699)
Cumulative effect of change in accounting principle	—	—	(41,608)	—
Net loss	$(1,424)	$(17,720)	$(44,390)	$(54,333)
Net loss available to common stockholders	$(4,011)	$(20,307)	$(49,565)	$(59,508)

OTHER DATA:
Broadcast cash flow (f)	$77,188	$74,629	$130,421	$128,006
Broadcast cash flow margin (g)	44.2%	43.8%	40.7%	40.8%
Adjusted EBITDA (h)	$72,527	$69,575	$120,823	$118,097
Adjusted EBITDA margin (g)	41.5%	40.9%	37.7%	37.6%
After tax cash flow (i)	$35,049	$41,258	$44,456	$53,419
Program contract payments	25,656	23,718	51,359	44,597
Corporate expense	4,661	5,054	9,598	9,909
Capital expenditures	12,962	5,916	22,705	12,690
Cash flows from operating activities	7,720	24,423	73,890	316
Cash flows used in investing activities	(16,921)	(6,342)	(12,202)	(14,825)
Cash flows (used in) from financing activities	(8,993)	(20,362)	(86,587)	11,833

(a)          “Net broadcast revenues” are defined as broadcast revenues net of agency commissions.

(b)         Operating costs include program and production expenses and selling, general and administrative expenses.

(c)          Depreciation, amortization and stock-based compensation include amortization of program contract costs and net realizable value adjustments, depreciation and amortization of property and equipment, stock-based compensation and amortization of definite-lived intangible assets and other assets.

(d)         Depreciation and amortization and interest expense amounts differ from prior presentations for the three and six months ended June 30, 2001.  Previously the amortized costs associated with the issuance of indebtedness had been classified as depreciation and amortization instead of being classified as interest expense.  Accordingly, we reclassified $941 and $1,930 as interest expense for the three and six months ended June 30, 2001, respectively.

(e)          Subsidiary trust minority interest expense represents the distributions on the HYTOPS and amortization of deferred financing costs.

(f)            “Broadcast cash flow” (BCF) is defined as operating income plus corporate expenses, selling, general and administrative expenses related to software development and consulting operations, stock-based compensation, depreciation and amortization (including film amortization, and amortization of deferred compensation), restructuring charge, less other revenue and cash payments for program rights.  Cash program payments represent cash payments made for current programs payable and do not necessarily correspond to program usage.  We have presented BCF data, which we believe is comparable to the data provided by other companies in the industry, because such data are commonly used as a measure of performance for broadcast companies; however, there can be no assurance that it is comparable.  However, BCF does not purport to represent cash provided by operating activities as reflected in our consolidated statements of cash flows and is not a measure of financial performance under generally accepted accounting principles.  In addition, BCF should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.  Management believes the presentation of BCF is relevant and useful because  (1) it is a measurement utilized by lenders to measure our ability to service our debt, (2) it is a measurement utilized by industry analysts to determine a private market value of our television stations and (3) it is a measurement industry analysts utilize when determining our television operating performance.

(g)         “Broadcast cash flow margin” is defined as broadcast cash flow divided by net broadcast revenues.  “Adjusted EBITDA margin” is defined as Adjusted EBITDA divided by net broadcast revenues.

(h)         “Adjusted EBITDA” is defined as broadcast cash flow less corporate expenses and is a commonly used measure of performance for broadcast companies.  We have presented Adjusted EBITDA data, which we believe is comparable to the data provided by other companies in the industry, because such data are commonly used as a measure of performance for broadcast companies; however, there can be no assurances that it is comparable.  Adjusted EBITDA does not purport to represent cash provided by operating activities as reflected in our consolidated statements of cash flows and is not a measure of financial performance under generally accepted accounting principles.  In addition, Adjusted EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.  Management believes the presentation of Adjusted EBITDA is relevant and useful because (1) it is a measurement utilized by lenders to measure our ability to service our debt, (2) it is a measurement utilized by industry analysts to determine a private market value of our television stations and (3) it is a measurement industry analysts utilize when determining our television operating performance.

(i)         “After tax cash flow” (ATCF) is defined as net income (loss) available to common shareholders, plus extraordinary items (before the effect of related tax benefits) plus depreciation and amortization (excluding film amortization), stock-based compensation, amortization of deferred financing costs, restructuring charge, the loss of equity investments (or minus the gain), loss on derivative instruments (or minus the gain), the deferred tax provision related to operations or minus the deferred tax benefit, and minus the gain on sale of assets and deferred NOL carrybacks.  We have presented ATCF data, which we believe is comparable to the data provided by other companies in the industry, because such data are commonly used as a measure of performance for broadcast companies; however, there can be no assurances that it is comparable.  ATCF is presented here not as a measure of operating results and does not purport to represent cash provided by operating activities.  ATCF should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.  Management believes the presentation of ATCF is relevant and useful because ATCF is a measurement utilized by industry analysts to determine our public market value and our operating performance.

Results of Operations

Three Months Ended June 30, 2002 and 2001

Net loss available to stockholders for the three months ended June 30, 2002 was $4.0 million or net loss of $0.05 per share compared to net loss of $20.3 million or loss of $0.24 per share for the three months ended June 30, 2001.

Net broadcast revenues increased to $174.6 million for the three months ended June 30, 2002 from $170.2 million for the three months ended June 30, 2001, or 2.6%. The increase in net broadcast revenues for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001 was comprised of an increase of $3.4 million on a same station basis.  The 2002 quarter was positively impacted by higher advertising revenues generated from the services and automobile sectors, offset by weakness in the fast food and retail sectors.  During the three months ended June 30, 2002, national revenues declined to $69.4 million, or 1.8%, from $70.7 million during the same period last year.  National political revenues increased $1.2 million, or 278.3%, offsetting a portion of the decrease in total national revenues. During the three months ended June 30, 2002, local revenues increased to $97.2 million, or 5.3%, from $92.3 million during the same period last year.  Local political revenues increased $0.6 million, or 470.6%, representing 13.2% of the increase in total local revenues.  The increase in political revenues was primarily the result of the several primary elections during the 2002 period.

National revenues, excluding political revenues, declined $2.4 million to $67.8 million, or 3.4%, during the three months ended June 30, 2002 from $70.2 million during the same period last year. Local revenues, excluding political revenues, increased to $96.4 million, or 4.6%, during the three months ended June 30, 2002 from $92.2 million during the same period last year. On a same station basis for the three months ended June 30, 2002, national revenues decreased $1.6 million or 2.3% and local revenue increased $4.6 million or 5.1% over the same prior year period, respectively.  The decrease in national revenues was primarily due to a soft advertising market resulting from a weak economy as well as increasing competition from other forms of advertising-based mediums, particularly network, cable television, direct satellite television, and internet that have a direct impact on the distribution of advertising dollars in our markets.  The increase in local revenues is related to our continued focus on developing a strong local sales force at each of our stations.

The network affiliations that experienced the largest revenue growth for the three months ended June 30, 2002 were our CBS and FOX affiliates which increased 12.9% and 5.1%, respectively, compared with the three months ended June 30, 2001.  Our ABC and NBC affiliates each grew 1.3% for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001.  The WB and UPN affiliates revenue decreased 2.3% and 4.5%, respectively, for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001.

Software development and consulting revenues decreased to $1.1 million for the three months ended June 30, 2002 from $1.9 million for the three months ended June 30, 2001 or 42.1%.  The decrease in revenue relates to a decreased demand for services due to the slow economy.

Operating costs were $79.8 million for the three months ended June 30, 2002 compared to $80.5 million for the three months ended June 30, 2001, a decrease of $0.7 million or 0.9%.  Operating costs for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001 decreased $0.7 million on a same station basis. The decrease in operating costs related to a decrease in program and production expenses due to the acquisition of 15 television broadcast licenses during the three months ended March 31, 2002 which we are able to operate at a lower cost than under the previous LMA structure.

Depreciation and amortization decreased $14.6 million to $48.4 million for the three months ended June 30, 2002 from $63.0 million for the three months ended June 30, 2001.  The decrease in depreciation and amortization for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001 was related to the adoption of SFAS No. 142 which resulted in the discontinuation of amortization of our goodwill and broadcast licenses, offset by an increase in amortization of our program contract costs and net realizable value adjustments related to our addition of new programming such as Everybody Loves Raymond, Just Shoot Me and King of the Hill as well as writedowns related to additional seasons for Drew Carey, Spin City and 3rd Rock from the Sun and an increase in depreciation of fixed assets related to our property additions.

Operating income increased $24.3 million to $49.0 million for the three months ended June 30, 2002 from $24.7 million for the three months ended June 30, 2001, or 98.4%.  The net increase in operating income for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001 was primarily attributable to a decrease in amortization due to the adoption of SFAS No. 142 which resulted in the discontinuation of amortization of our goodwill and FCC licenses offset by an increase in program contract amortization expense and property depreciation expense.  Operating income was also affected by a decrease in program and production expenses due to the acquisition of 15 television broadcast licenses resulting in our ability to operate at a cost lower than operating those stations as LMA structures.  During the three months ended June 30, 2002, there was no impairment and write down charge of long-lived assets, compared to an aggregate write off of $5.5 million which is comprised of goodwill related to our software development company and a write off of fixed assets which represent the net book value of damaged, obsolete or abandoned property during the three months ended June 30, 2001.

Interest expense decreased to $32.4 million for the three months ended June 30, 2002 from $36.3 million for the three months ended June 30, 2001, or 10.7%.  The decrease in interest expense for the three months ended June 30, 2002 resulted from the refinancing of indebtedness at lower interest rates during December 2001 and March 2002 and an overall lower interest rate environment.

Our income tax benefit decreased to  $2.6 million for the three months ended June 30, 2002 from an income tax benefit of $3.4 million for the three months ended June 30, 2001.  Our effective tax rate increased to a benefit of 56.8% for the three months ended June 30, 2002 from a benefit of 20.5% for the three months ended June 30, 2001.  The increase in the effective tax rate results from the adoption of SFAS No. 142.

Broadcast cash flow increased to $77.2 million for the three months ended June 30, 2002 from $74.6 million for the three months ended June 30, 2001, or 3.5%.  The broadcast cash flow margin for the three months ended June 30, 2002 increased to 44.2% from 43.8% for the three months ended June 30, 2001.  The increases in broadcast cash flow and margins for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001 was primarily due to an increase in net broadcast revenue, a decrease in operating costs, offset by an increase in program contract payments.

Adjusted EBITDA increased to $72.5 million for the three months ended June 30, 2002 from $69.6 million for the three months ended June 30, 2001 or 4.2%.  Adjusted EBITDA margin increased to 41.5% for the three months ended June 30, 2002 from 40.9% for the three months ended June 30, 2001.  The increases in Adjusted EBITDA and margins for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001 primarily resulted from an increase in net broadcast revenue and decrease in operating costs and corporate expenses, offset by an increase in program contract payments.

After tax cash flow decreased to $35.0 million for the three months ended June 30, 2002 from $41.3 million for the three months ended June 30, 2001, or 15.3%.  The decrease in after tax cash flow for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001 primarily resulted from an increase in program contract amortization, offset by a decreases in operating costs and corporate costs, a decrease in interest expense and a decrease in the current tax benefit.

Six Months Ended June 30, 2002 and 2001

Net loss available to stockholders for the six months ended June 30, 2002 was $49.6 million or net loss of $0.58 per share compared to net loss of $59.5 million or loss of $0.70 per share for the six months ended June 30, 2001.

Net broadcast revenues increased to $320.1 million for the six months ended June 30, 2002 from $313.8 million for the six months ended June 30, 2001, or 2.0%. The increase in net broadcast revenues for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001 was comprised of an increase of $4.8 million on a same station basis.  The six month period ending June 30, 2002 was positively impacted by higher advertising revenues generated from the services and automobile sectors, offset by weakness in the fast food and other food sectors.  During the six months ended June 30, 2002, national revenues declined to $124.5 million, or 3.3%, from $128.7 million during the same period last year.  National political revenues increased $2.8 million, or 560.0%, offsetting a portion of the decrease in total national revenues. During the six months ended June 30, 2002, local revenues increased to $179.5 million, or 5.2%, from $170.6 million during the same period last year.  Local political revenues increased $1.1 million, or 575.5%, representing 12.4% of the increase in total local revenues.  The increase in political revenues was primarily the result of the several primary elections during the 2002 period.

National revenues, excluding political revenues, declined $6.9 million to $121.2 million, or 5.4%, during the six months ended June 30, 2002 from $128.1 million during the same period last year. Local revenues, excluding political revenues, increased to $178.2 million, or 4.6%, during the six months ended June 30, 2002 from $170.4 million during the same period last year. On a same station basis for the six months ended June 30, 2002, national revenues decreased $4.8 million or 3.8% and local sales increased $8.8 million or 5.2% over the same prior year period, respectively.  The decrease in national revenues was primarily due to a soft advertising market, resulting from a weak economy as well as increasing competition from other forms of advertising-based mediums, particularly network, cable television, direct satellite television, and internet that have a direct impact on the distribution of advertising dollars in our markets.  The increase in local revenues is related to our continued focus on developing a strong local sales force at each of our stations.

The network affiliations that experienced the largest revenue growth for the six months ended June 30, 2002 were our NBC and CBS affiliates which increased 13.2% and 11.5%, respectively, compared with the six months ended June 30, 2001.  Our FOX and ABC affiliates each experienced revenue growth of 6.6% and 0.8%, respectively, for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. The WB and UPN affiliates revenue decreased 5.7% and 8.2%, respectively, for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001.

Software development and consulting revenues decreased to $2.3 million for the six months ended June 30, 2002 from $4.0 million for the six months ended June 30, 2001 or 42.5%.  The decrease in revenue relates to a decreased demand for services due to the slow economy and a decrease of $0.2 million related to the closing of the San Francisco office during the first quarter 2001.

Operating costs were $154.8 million for the six months ended June 30, 2002 compared to $158.4 million for the six months ended June 30, 2001, a decrease of $3.6 million or 2.3%.  Operating costs for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001 decreased $3.4 million on a same station basis.  The decrease in operating costs related to a decrease in program and production expenses due to the acquisition of 15 television broadcast licenses during the three months ended March 31, 2002, which we are able to operate at a lower cost than under the previous LMA structure.  In addition, we reduced our spending for the February rating sweeps promotion due to direct competition from the Olympics. The decrease in operating expenses also resulted from the full quarter effect of our restructuring program initiated during the three months ended March 31, 2001.

Depreciation and amortization decreased $29.6 million to $93.0 million for the six months ended June 30, 2002 from $122.6 million for the six months June 30, 2001.  The decrease in depreciation and amortization for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001 was related to the adoption of SFAS No. 142 which resulted in the discontinuation of amortization of our goodwill and broadcast licenses, offset by an increase in amortization of our program contract costs and net realizable value adjustments related to our addition of new programming such as Everybody Loves Raymond, Just Shoot Me and King of the Hill as well as write downs related to additional seasons for Drew Carey, Spin City and 3rd Rock from the Sun and an increase in depreciation of fixed assets related to our property additions.

During the three months ended March 31, 2001, we offered a voluntary early retirement program to our eligible employees and implemented a restructuring program to reduce operating and overhead costs.  As a result, we reduced our staff by 186 employees and incurred a restructuring charge of $2.4 million, which is included in the accompanying consolidated statements of operations.  For the six months ended June 30, 2002, we did not incur any restructuring charges.  During the six months ended June 30, 2001, we incurred an impairment and write down of long-lived assets of $5.5 million.  For the six months ended June 30, 2002, we did not incur any impairments of long-lived assets.

Operating income increased $45.9 million to $77.8 million for the six months ended June 30, 2002 from $31.9 million for the six months ended June 30, 2001, or 143.9%.  The net increase in operating income for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001 was primarily attributable to a decrease in amortization due to the adoption of SFAS No. 142 which resulted in the discontinuation of amortization of our goodwill and FCC licenses offset by an increase in program contract amortization expense and property depreciation expense.  Operating income was also affected by a decrease in program and production expenses due to the acquisition of 15 television broadcast licenses resulting in our ability to operate at a cost lower than operating those stations as LMA structures, reduced spending for sweeps promotion due to direct competition from the Olympics, and a decrease in restructuring charges.  During the six months ended June 30, 2001, we incurred a loss of $5.5 million related to a write down charge of long-lived assets.  This charge is comprised of goodwill related to our software development company and a write off of fixed assets which represent the net book value of damaged, obsolete or abandoned property. No such charge was incurred during 2002.

Interest expense decreased to $66.0 million for the six months ended June 30, 2002 from $71.1 million for the six months ended June 30, 2001, or 7.2%.  The decrease in interest expense for the six months ended June 30, 2002 resulted from the refinancing of indebtedness at lower interest rates during December 2001 and March 2002 and an overall lower interest rate environment.

Our income tax benefit decreased to  $2.7 million for the six months ended June 30, 2002 from an income tax benefit of $8.8 million for the six months ended June 30, 2001.  Our effective tax rate increased to a benefit of 54.9% for the six months ended June 30, 2002 from a benefit of 14.9% for the six months ended June 30, 2001.  The increase in the effective tax rate results from the adoption of SFAS No. 142.

Broadcast cash flow increased to $130.4 million for the six months ended June 30, 2002 from $128.0 million for the six months ended June 30, 2001, or 1.9%.  The broadcast cash flow margin for the six months ended June 30, 2002 decreased to 40.7% from 40.8% for the six months ended June 30, 2001.  The increase in broadcast cash flow for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001 was primarily due to an increase in net broadcast revenue, a decrease in operating and corporate costs, offset by an increase in program contract payments.

Adjusted EBITDA increased to $120.8 million for the six months ended June 30, 2002 from $118.1 million for the six months ended June 30, 2001 or 2.3%.  Adjusted EBITDA margin increased to 37.7% for the six months ended June 30, 2002 from 37.6% for the six months ended June 30, 2001.  The increases in Adjusted EBITDA and margins for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001 primarily resulted from an increase in net broadcast revenue and a decrease in operating costs offset by an increase in program contract payments.

After tax cash flow decreased to $44.5 million for the six months ended June 30, 2002 from $53.4 million for the six months ended June 30, 2001, or 16.7%.  The decrease in after tax cash flow for the six months ended June 30, 2002, as compared to the six months ended June 30, 2001, primarily resulted from an increase in program contract amortization, offset by a decrease in operating and corporate costs, a decrease in interest expense and an increase in the current tax benefit.

Liquidity and Capital Resources

On July 15, 2002, we closed on a new Bank Credit Agreement (the 2002 Bank Credit Agreement), allowing us more operating capacity and liquidity.  The proceeds of the 2002 Bank Credit Agreement were used to pay off the 1998 Bank Credit Agreement.  The 2002 Bank Credit Agreement consists of a $225 million Revolving Credit Facility maturing on June 30, 2008 and a $375 million Term Loan B Facility repayable in consecutive quarterly installments, amortizing 0.25% per quarter, commencing June 30, 2004 and continuing through its maturity on December 31, 2009.

The applicable interest rate on the Revolving Credit Facility is either LIBOR plus 1.25% to 2.25% or the alternative base rate plus 0.25% to 1.25% adjusted quarterly based on the ratio of total debt, net of cash, to four quarters’ trailing earnings before interest, taxes, depreciation and amortization, as adjusted in accordance with the 2002 Bank Credit Agreement.  The applicable interest rate on the Term Loan B Facility is either LIBOR plus 2.25% or the alternative base rate plus 1.25%.

Our primary sources of liquidity are cash provided by operations and availability under the 2002 Bank Credit Agreement.  As of June 30, 2002, we had $7.2 million in cash balances and working capital of approximately $166.5 million.  As of July 25, 2002, the balance available under the Revolving Credit Facility was $225.0 million.  Based on pro forma trailing cash flow levels for the twelve months ended July 25, 2002, we had approximately $170.9 million of current borrowing capacity available under the Revolving Credit Facility. As of July 25, 2002, based on our most restrictive indenture and its covenants, we are limited to borrowing an additional $93.3 million of such indebtedness.

In March 2002, we completed an issuance of $300 million aggregate principal amount of 8% Senior Subordinated Notes (the 2002 Notes), due 2012, generating gross proceeds to us of $300 million.  The gross proceeds of this offering were utilized to repay $300 million of the Term Loan Facility under our 1998 Bank Credit Agreement.  We recognized an extraordinary loss of $0.7 million, net of a tax benefit of $0.4 million.  The extraordinary loss represented a write-off of the previous debt acquisition costs.  Interest on the 2002 Notes is payable semiannually on September 15 and June 15 of each year beginning September 15, 2002.  The 2002 Notes were issued under an indenture among SBG, its subsidiaries (the guarantors) and the trustee.  Net costs associated with the offering totaled $3.1 million.  These costs were capitalized and are being amortized to interest expense over the term of the 2002 Notes.

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

Net cash flows from operating activities were $73.9 million for the six months ended June 30, 2002 as compared to net cash flows from operating activities of $0.3 million for the six months ended June 30, 2001.  We received income tax refunds of $43.3 million for the six months ended June 30, 2002 as compared to an income tax payments of $37.6 million for the six months ended June 30, 2001.  We made interest payments on outstanding indebtedness and payments for subsidiary trust minority interest expense totaling $74.8 million during the six months ended June 30, 2002 as compared to $80.2 million for the six months ended June 30, 2001.  The decrease in interest payments for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001 resulted from the refinancing of indebtedness at lower interest rates during December 2001 and March 2002 and lower interest rates on our 1998 Bank Credit Agreement.

Net cash flows used in investing activities were $12.2 million for the six months ended June 30, 2002 as compared to net cash flows used in investing activities of $14.8 million for the six months ended June 30, 2001. This decrease in net cash flows used in investing activity was primarily due to repayments of notes receivable, offset by payments relating to the acquisition of broadcast assets, property and equipment expenditures and equity investments.  We made payments for property and equipment of $22.7 million for the six months ended June 30, 2002.

We expect that expenditures for property and equipment will increase for the year ended December 31, 2002 over prior years as a result of costs related to our conversion to digital television.  In addition, we anticipate that future requirements for capital expenditures will include capital expenditures incurred during the ordinary course of business, including costs related to our conversion to digital television and additional strategic station acquisitions and equity investments if suitable investments can be identified on acceptable terms.  We expect to fund such capital expenditures with cash generated from operating activities and funding from our 2002 Bank Credit Agreement Revolving Credit Facility.

Net cash flows used in financing activities were $86.6 million for the six months ended June 30, 2002 compared to net cash flows from financing activities of $11.8 million for the six months ended June 30, 2001.  During the six months ended June 30, 2002, we repaid a net $78.0 million of indebtedness, whereas in the comparable period in 2001, we borrowed a net $39.0 million, offset by repurchases of Class A common stock of $4.4 million and payment of an equity put option premium of $7.7 million during 2001. The following tables reflect a summary of our contractual cash obligations and other commercial commitments as of June 30, 2002 (amounts do not include liabilities held for sale):

	Payments Due by Year
					2005 and
	Total	2002	2003	2004	thereafter
	(amounts in thousands)
Contractual Cash Obligations
Notes payable, capital leases, and commercial bank financing	$1,653,237	$1,514	$8,121	$8,123	$1,635,479
Notes and capital leases payable to affiliates	51,334	3,097	6,287	6,324	35,626
HYTOPS	355,969	11,625	23,250	23,250	297,844
Operating leases	23,116	2,232	3,538	3,048	14,298
Employment contracts	10,466	5,398	4,121	823	124
Film liability — active	208,670	68,360	64,858	50,140	25,312
Film liability — future	95,470	10,824	24,886	21,075	38,685
Programming services	43,580	13,664	16,772	8,698	4,446
Maintenance and support	10,233	2,054	3,064	2,113	3,002
Other operating contracts	6,739	1,282	1,391	1,013	3,053

Total contractual cash obligations	$2,458,814	$120,050	$156,288	$124,607	$2,057,869

	Amount of Commitment Expiration Per Year
	Total Amounts				2005 and
	Committed	2002	2003	2004	thereafter
	(amounts in thousands)
Other Commercial Commitments
Letters of credit	$1,061	$—	$82	$82	$897
Guarantees	443	56	115	119	153
Partnerships (1)	10,440	10,440	—	—	—
Network affiliation agreements	7,828	712	1,423	1,423	4,270
Purchase Options (2)	31,250	—	—	—	31,250
LMA payments (3)	16,049	2,108	4,180	4,180	5,581
Total other commercial commitments	$67,071	$13,316	$5,800	$5,804	$42,151

(1)          Partnerships commitments to contribute capital to Allegiance Capital, LP and Sterling Ventures Partners, LP.

(2)          We have entered into an agreement with a third party, whereby the third party may require us to purchase these license and non-license broadcast assets at the option of the third party, no earlier than July 1, 2005.  See Outsourcing Agreement below.

(3)          Certain LMAs require us to reimburse the licensee owner their operating costs.  This amount will vary each month and, accordingly, these amounts were estimated through the date of LMA expiration based on historical cost experience.

Acquisitions and Dispositions

On April 18, 2002, we entered into an agreement to sell the television station of WTTV-TV in Bloomington, Indiana and its satellite station, WTTK-TV in Kokomo, Indiana to a third party for $125.0 million in cash.  On July 24, 2002, we completed such sale.  The operating results of WTTV-TV are not included in our consolidated results from continuing operations for the three and six months ended June 30, 2002 and 2001.  Net revenue of WTTV for the three months ended June 30, 2002 and 2001 was $4.4 million and $5.4 million, respectively.  Net revenue of WTTV for the six months ended June 30, 2002 and 2001 was $9.5 million and $11.6 million, respectively.  Since this agreement meets all of the criteria for a qualifying plan of sale, the assets and liabilities to be disposed of by this sale have been classified as “held for sale” on the accompanying balance sheets presented.

On April 30, 2002, we acquired the stock of BS&L Broadcasting, Inc. (“BS&L”), from its sole shareholder, which owned the FCC license and related assets of WUHF-TV in Rochester, New York.  As consideration for the purchase of the FCC license and related assets, we forgave a note receivable to BS&L in the amount of $22.0 million.  Prior to the completion of the acquisition, we programmed WUHF-TV pursuant to a local marketing agreement.

Outsourcing Agreement

On May 1, 2002, we entered into an outsourcing agreement in which our station in Nashville, Tennessee will provide certain sales, administrative and technical services to WNAB-TV.  On July 9, 2002, we entered into an outsourcing agreement that commences on August 1, 2002, in which an unrelated third party will provide certain sales, administrative and technical services to our station KGAN-TV in Cedar Rapids, IA.  We intend to seek opportunities for additional outsourcing agreements.

We have entered into an agreement with a third party to purchase certain license and non-license television broadcasting assets at our option (the call option). Additionally, we have entered into an agreement with a third party; whereby, the third party may require us to purchase these license and non-license broadcasting assets at the option of the third party (the put option). Upon exercise, we may settle the call or put options entirely in cash or, at our option, we may pay up to one-half of the purchase price by issuing additional shares of our common stock.

The call and put option exercise prices vary depending upon the exercise dates as follows:

Dates	License Asset Call Option Price	License Asset Put Option Price	Non-License Asset Call Option Price	Non-License Asset Put Option Price	Total
Prior to 3/31/05	$5,000,000		$26,250,000		$31,250,000
7/1/05 - 7/31/05		$5,390,000		$25,860,000	$31,250,000
3/31/05 - 3/31/06	$5,620,000		$30,630,000		$36,250,000
7/1/06 - 7/31/06		$5,890,000		$30,360,000	$36,250,000
After 3/31/06	$6,241,500		$34,008,500		$40,250,000
7/1/07 - 7/31/07		$6,280,000		$33,970,000	$40,250,000

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

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB), approved Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets.  SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001.  SFAS No. 142 requires companies to cease amortizing goodwill and certain other intangible assets including broadcast licenses.  SFAS No. 142 also establishes a new method of testing goodwill and broadcast licenses for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value.  The adoption of SFAS No. 142 resulted in discontinuation of amortization of our goodwill and broadcast licenses; however, we are required to test goodwill and broadcast licenses for impairment under the new standard during 2002.

During the three months ended March 31, 2002, we tested our broadcast licenses for impairment in accordance with SFAS No. 142 based on the fair value of such licenses in its market.  The fair value was compared to the book value to determine whether any impairment had occurred.  As a result of this analysis, during the three months ended March 31, 2002, we incurred an impairment charge of $41.6 million, net of a $22.4 million income tax benefit, which has been reflected as a cumulative change in accounting principle in the accompanying consolidated statement of operations.

We are currently in the process of testing goodwill for impairment under SFAS No. 142.  As a result of the first phase of this testing, we have identified 15 markets and our software development and consulting company that require additional testing for impairment of goodwill.  The net carrying amount of goodwill for these 15 markets and our software development and consulting company at June 30, 2002 was $942.7 million.  We are in the process of obtaining appraisals for these markets and will complete such testing by December 31, 2002.

In June 2001, the FASB approved Statement of Financial Accounting Standard (SFAS) No. 143, Accounting for Asset Retirement Obligations.  SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 and addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  We do not expect the adoption of SFAS No. 143 to have a material impact on our financial statements.

We adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets on January 1, 2002.  As a result of adopting SFAS No. 144, we classified the assets and liabilities of WTTV-TV as assets and liabilities held for sale on the balance sheet and reported the results of operations of WTTV-TV as discontinued operations on the accompanying statements of operations.

In April of 2002, the FASB approved SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.  SFAS No. 145 will require us to record gains and losses on extinguishment of debt as a component of income from continuing operations rather than as an extraordinary item and to reclassify such items for all periods presented.  We will be required to adopt this provision of SFAS No. 145 on January 1, 2003.  We do not expect the other provisions of SFAS No. 145 to have a material effect on our financial statements.

Risk Factors

The following sections entitled “Local Marketing Agreements” and “Digital Television” represent an update to these Risk Factors as contained in our Form 10-K for the year ended December 31, 2001.

Local Marketing Agreements

In 2001, we filed a Petition for Review in the U.S. Court of Appeals for the D.C. Circuit of the FCC’s August 1999 Report and Order revising its television duopoly rule to allow common ownership of two television stations in the same market only if there are eight independently owned full power operational television station “voices” in the market after the merger and if one of the stations is not among the top four highest ranked stations in the market (the “eight voices test”).  In the same Report and Order, the FCC decided to count attributed television LMAs toward all applicable broadcast ownership rules.  We currently program eight stations under LMAs, including four LMAs entered into on or after November 5, 1996 that the revised duopoly rule would have required to be divested by August 5, 2001.   On June 21, 2001, the Court granted our motion for stay of the August 5, 2001 divestiture deadline.  On April 2, 2002, the Court remanded the FCC’s television station duopoly rule to the FCC for further consideration and instructed the FCC to justify its decision not to include newspapers, cable and other media outlets in its definition of “voices” for purposes of the “eight voices test.” Sinclair filed a petition with the Court requesting a partial rehearing relating to the Court's decision to remand rather than vacate the FCC's rules which the Court denied on August 13, 2002, thus leaving the order remanding the rules in place.

Digital Television

DTV channels are generally located in the range of channels from channel 2 through channel 51. The FCC required that affiliates of ABC, CBS, FOX and NBC in the top 10 television markets begin digital broadcasting by May 1, 1999 and that affiliates of these networks in markets 11 through 30 begin digital broadcasting by November 1999. All other commercial stations are required to begin digital broadcasting by May 1, 2002. The majority of our stations were required to commence digital operations by May 1, 2002. Applications for digital facilities for all of our stations were filed by November 1, 1999. The FCC also created a procedure allowing stations to apply for up to a six month extension of the May 1, 2002 deadline. We filed applications for extensions for 29 of our presently owned stations.  For 17 of those stations, an extension was granted until November 1, 2002.  With respect to the remaining 12 stations, the FCC denied the extension request and issued letters admonishing the licensees and requiring the filing of progress reports 30 days and 60 days from the dates of the letters, but afforded each station until December 1, 2002 to construct its facility.  We have filed the 30 day progress reports and have petitioned for reconsideration of the letters denying the extensions.  There is no assurance that we will have all 29 stations on the air by the November 1, 2002 and December 1, 2002 dates and there is no assurance that we will receive further extensions or that we will be able to commence digital operations by the time required under any such extensions.  On May 24, 2002, the FCC issued an Order and Notice of Proposed Rule Making which proposes a series of graduated sanctions to be imposed upon licensees who do not meet the FCC’s DTV build-out schedule.  If the rules are adopted, we could face monetary fines and possible loss of any digital construction permits that are not in compliance with the schedule announced in the rules.  The FCC’s plan calls for the DTV transition period to end in the year 2006, at which time the FCC expects that television broadcasters will cease non–digital broadcasting and return one of their two channels to the government, allowing that spectrum to be recovered for other uses. The FCC has been authorized by Congress to extend the December 31, 2006 deadline for reclamation of a television station’s non–digital channel if, in any given case:

•                  one or more television stations affiliated with ABC, CBS, NBC or FOX in a market is not broadcasting digitally, and the FCC determines that such stations have “exercised due diligence” in attempting to convert to digital broadcasting, or

•             less than 85% of the television households in the station’s market subscribe to a multichannel video service (cable, wireless cable or direct–to–home broadcast satellite television (“DBS”) that carries at least one digital channel from each of the local stations in that market, orless than 85% of the television households in the market can receive digital signals off the air using either a set–top converter box for an analog television set or a new DTV television set.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risk from our derivative instruments. We enter into derivative instruments primarily for the purpose of reducing the impact of changing interest rates on our floating rate debt, and to reduce the impact of changing fair market values on our fixed rate debt.

Interest Rate Derivative Instruments

One of our existing interest rate swap agreements does not qualify for special hedge accounting treatment under SFAS No. 133. As a result, this interest rate swap agreement is reflected on the balance sheet as either an asset or a liability measured at its fair value. Changes in the fair value of this interest rate swap agreement are recognized currently in earnings.  Three of our interest rate swap agreements are accounted for as fair value hedges under SFAS No. 133 whereby changes in the fair market values of the swaps are reflected as adjustments to the carrying amount of two of our debentures. Periodic settlements of these agreements are recorded as adjustments to interest expense in the relevant periods.

Interest Rate Derivative Instruments

As of June 30, 2002, we held four derivative instruments:

•            An interest rate swap agreement with a notional amount of $575 million that expires on June 3, 2006. The swap agreement requires us to pay a fixed rate which is set in the range of 5.95% to 7.0% and we receive a floating rate based on the three month London Interbank Offered Rate (“LIBOR”) (measurement and settlement is performed quarterly). This swap agreement is reflected as a derivative obligation based on its fair value of $45.3 million and $40.5 million as a component of other long-term liabilities in the accompanying consolidated balance sheets as of June 30, 2002 and December 31, 2001, respectively.  This swap agreement does not qualify for hedge accounting treatment under SFAS No. 133; therefore, changes in its fair market value are reflected currently in earnings as gain (loss) on derivative instruments.

•            An interest rate swap agreement with a notional amount of $250 million that expires on December 15, 2007 in which we receive a fixed rate of 8.75% and pay a floating rate based on LIBOR (measurement and settlement is performed quarterly).  This swap is accounted for as a hedge of our 8.75% debenture in accordance with SFAS No. 133 whereby changes in the fair market value of the swap are reflected as adjustments to the carrying amount of the debenture.  The swap is reflected in the accompanying balance sheets as a derivative asset and as a premium on the 8.75% debenture based on its fair value of $9.3 million and $4.0 million as of June 30, 2002 and December 31, 2001, respectively.

•            An interest rate swap agreement with a notional amount of $200 million which expires on July 15, 2007 in which we receive a fixed rate of 9% and pay a floating rate based on LIBOR (measurement and settlement is performed quarterly).  This swap is accounted for as a hedge of our 9% debenture in accordance with SFAS No. 133 whereby changes in the fair market value of the swap are reflected as adjustments to the carrying amount of the debenture.  This swap is reflected in the accompanying balance sheets as a derivative asset and as a premium on the 9% debenture based on its fair value of $6.8 million and $2.5 million as of June 30, 2002 and December 31, 2001, respectively.

•            In March 2002, we entered into two interest rate swap agreements with notional amounts totaling $300 million which expire on June 15, 2012 in which we receive a fixed rate of 8% and pay a floating rate based on LIBOR (measurement and settlement is performed quarterly).  These swaps are accounted for as a hedge of our 8% debenture in accordance with SFAS 133 whereby changes in the fair market values of the swaps are reflected as adjustments to the carrying amount of the debenture.  These swaps are reflected in the accompanying balance sheet as a derivative asset and as a premium on the 8% debenture based on their fair value of $4.1 million.

The counterparties to these agreements are international financial institutions. We estimate the net fair value of these instruments at June 30, 2002 to be a liability of $25.1 million.  The fair value of the interest rate swap agreements is estimated by obtaining quotations from the financial institutions, which are a party to our derivative contracts. The fair value is an estimate of the net amount that we would pay on June 30, 2002 if the contracts were transferred to other parties or cancelled by us.

PART II.   OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders of Sinclair Broadcast Group, Inc. was held on May 23, 2002. At the meeting, one item, as set forth in proxy statement dated April 15, 2002, was submitted to the stockholders for a vote: the stockholders elected, for one-year terms, all persons nominated for directors as set forth in our proxy statement dated April 15, 2002.  Approximately 96.29% of the eligible votes were cast. The table below sets forth the results of the voting at the annual meeting:

Election of Directors	For	Against Or Withheld

David D. Smith	445,428,321	5,623,532
Frederick G. Smith	445,403,903	5,647,950
J. Duncan Smith	445,403,700	5,648,153
Robert E. Smith	449,717,695	1,334,158
Basil A. Thomas	449,716,695	1,335,158
Lawrence E. McCanna	449,717,925	1,333,928
Daniel C. Keith	449,716,383	1,335,470
Martin R. Leader	449,717,995	1,333,858

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)        Exhibits

10.1 Asset Purchase Agreement dated April 18, 2002 among Sinclair Broadcast Group, Inc., Sinclair Communications, Inc., Sinclair Media II, Inc., and SCI-Indiana Licensee, LLC, as sellers, and Tribune Broadcasting Company as buyer.

10.2 Credit Agreement dated as of July 15, 2002, between Sinclair Broadcast Group, Inc., the Subsidiary Guarantors Party Hereto, the Lenders Party Hereto, JP Morgan Chase Bank, as Administrative Agent.  No financial statements were included. (1)

99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002, executed by the CEO.

99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002, executed by the CFO.

b)        Reports on Form 8-K

We filed a report on Form 8-K dated May 17, 2002 during the six months ended June 30, 2002.  Such filing included a letter from Arthur Andersen LLP to the Securities and Exchange Commission dated May 17, 2002 and our press release dated May 17, 2002, regarding our selection of Ernst & Young LLP as our independent public auditors.  No financial statements were included.

We filed a report on Form 8-K dated July 15, 2002 which included the Credit Agreement (dated as of July 15, 2002), between Sinclair Broadcast Group, Inc., the Subsidiary Guarantors Party Hereto, the Lenders Party Hereto, JP Morgan Chase Bank, as Administrative Agent.  No financial statements were included.

(1) Incorporated by reference from our report on Form 8-K, dated July 15, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on the 14th day of August 2002.

SINCLAIR BROADCAST GROUP, INC.

by:	/s/ David B. Amy
David B. Amy
Executive Vice President and
Chief Financial Officer