Form 10-Q
period 2002-09-30
SINCLAIR BROADCAST GROUP INC
filed 2002-11-14
CIK 912752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Yes ☒                    No☐

As of November 8, 2002, there were 43,718,396 shares of Class A Common Stock, $.01 par value; 41,815,887 shares of Class B Common Stock, $.01 par value; and 3,450,000 shares of Series D Preferred Stock, $.01 par value, convertible into 7,561,444 shares of Class A Common Stock at a conversion price of $22.813 per share; of the Registrant issued and outstanding.

In addition, 2,000,000 shares of $200 million aggregate liquidation value 11 5/8% High Yield Trust Offered Preferred Securities of Sinclair Capital, a subsidiary trust of Sinclair Broadcast Group, Inc. are issued and outstanding.

SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES

Form 10-Q

For the Quarter Ended September 30, 2002

SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$44,069	$32,063
Accounts receivable, net of allowance for doubtful accounts	128,346	143,811
Current portion of program contract costs	84,946	82,850
Refundable income taxes	18,777	44,789
Prepaid expenses and other current assets	18,320	18,050
Deferred barter costs	3,169	3,026
Assets held for sale	—	128,394
Deferred tax assets	2,032	2,014
Total current assets	299,659	454,997

PROGRAM CONTRACT COSTS, less current portion	65,004	63,167
LOANS TO OFFICERS AND AFFILIATES	1,513	7,916
PROPERTY AND EQUIPMENT, net	322,498	281,651
OTHER ASSETS	94,048	105,894
GOODWILL	1,730,386	1,733,073
BROADCAST LICENSES	429,573	421,914
DEFINITE-LIVED INTANGIBLE ASSETS, net	280,420	297,019
Total Assets	$3,223,101	$3,365,631
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,180	$29,316
Accrued liabilities	72,372	63,623
Notes payable, capital leases and commercial bank financing, – current portion	4,088	182
Notes and capital leases payable to affiliates – current portion	264	7,086
Current portion of program contracts payable	124,753	111,069
Deferred barter revenues	3,597	3,548
Liabilities held for sale	—	20,823
Total current liabilities	213,254	235,647
LONG-TERM LIABILITIES:
Notes payable, capital leases and commercial bank financing, less current portion	1,552,371	1,645,138
Notes and capital leases payable to affiliates, less current portion	30,209	33,224
Program contracts payable, less current portion	136,473	127,958
Deferred tax liability	233,485	233,679
Other long-term liabilities	142,106	113,691
Total liabilities	2,307,898	2,389,337

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES	11,388	4,334

COMMITMENTS AND CONTINGENCIES

COMPANY OBLIGATED MANDATORILY REDEEMABLE SECURITIES OF SUBSIDIARY
TRUST HOLDING SOLELY KDSM SENIOR DEBENTURES	200,000	200,000

STOCKHOLDERS’ EQUITY:
Series D Preferred Stock, $0.01 par value, 3,450,000 shares authorized, issued and outstanding, liquidation preference of $172,500,000	35	35
Class A Common Stock, $0.01 par value, 500,000,000 shares authorized and 43,702,775 and 41,088,992 shares issued and outstanding, respectively	429	411
Class B Common Stock, $0.01 par value, 140,000,000 shares authorized and 41,815,887 and 43,219,035 shares issued and outstanding, respectively	418	432
Additional paid-in capital	752,708	748,353
Additional paid-in capital deferred compensation	(903)	(1,452)
Retained earnings (deficit)	(46,708)	26,886
Accumulated other comprehensive loss	(2,164)	(2,705)
Total stockholders’ equity	703,815	771,960
Total Stockholders’ Equity and Liabilities	$3,223,101	$3,365,631

The accompanying notes are an integral part of these unaudited consolidated statements.

SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30
	2002	2001	2002	2001
REVENUES:
Station broadcast revenues, net of agency commissions	$163,875	$148,577	$483,986	$462,335
Revenues realized from station barter arrangements	14,664	12,709	45,244	39,527
Other revenue	998	1,361	3,249	5,396
Total revenues	179,537	162,647	532,479	507,258
OPERATING EXPENSES:
Program and production	32,773	34,455	103,441	108,059
Selling, general and administrative	44,018	41,922	128,176	126,721
Expenses recognized from station barter arrangements	13,259	11,308	40,498	35,308
Amortization of program contract costs and net realizable value adjustments	30,728	25,160	93,445	72,760
Stock-based compensation	545	569	1,561	1,575
Depreciation and amortization of property and equipment	10,611	9,811	30,041	28,449
Amortization of definite-lived intangible assets and other assets	4,646	27,604	14,513	82,950
Impairment and write down charge of long-lived assets	—	—	—	5,475
Restructuring costs	—	1,070	—	3,357
Contract termination costs	—	5,135	—	5,135
Total operating expenses	136,580	157,034	411,675	469,789
Operating income	42,957	5,613	120,804	37,469
OTHER INCOME (EXPENSE):
Interest expense and amortization of debt discount and deferred financing costs	(30,420)	(36,648)	(96,370)	(107,733)
Subsidiary trust minority interest expense	(5,973)	(5,973)	(17,917)	(17,917)
Interest income	250	895	796	2,105
Gain (loss) on sale of assets	172	—	(294)	446
Unrealized loss from derivative instruments	(27,330)	(12,240)	(32,188)	(22,040)
Gain (loss) from equity investments	176	(1,416)	(1,435)	(1,398)
Other income	426	536	2,023	1,020
Total other income and expense	(62,699)	(54,846)	(145,385)	(145,517)
Loss before income taxes	(19,742)	(49,233)	(24,581)	(108,048)
INCOME TAX (PROVISION) BENEFIT	(5,245)	19,741	(2,587)	28,508
Net loss from continuing operations	(24,987)	(29,492)	(27,168)	(79,540)
Income (loss) from discontinued operations, net of taxes of $8,388, $166, $8,522 and $197, respectively (including gain on disposal of $7,519, net of taxes in 2002)	7,764	(367)	7,891	47
Extraordinary loss on early extinguishment of debt, net of tax benefit of $2,370, $0, $2,762 and $2,553, respectively	(4,218)	—	(4,946)	(4,699)
Cumulative effect of change in accounting principle, net of tax benefit of $22,404	—	—	(41,608)	—
NET LOSS	(21,441)	(29,859)	(65,831)	(84,192)
PREFERRED STOCK DIVIDENDS	2,588	2,588	7,763	7,763
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(24,029)	$(32,447)	$(73,594)	$(91,955)
BASIC EARNINGS (LOSS) PER SHARE:
Loss per common share from continuing operations before discontinued operations, extraordinary item, and cumulative effect of change in accounting principle	$(0.32)	$(0.38)	$(0.41)	$(1.03)
Income per share from discontinued operations	0.09	—	0.09	—
Loss per share from extraordinary item	(0.05)	—	(0.06)	(0.06)
Loss per share from cumulative effect of change in accounting principle	—	—	(0.49)	—
Loss per common share	(0.28)	(0.39)	(0.86)	(1.09)
Weighted average common shares outstanding	85,492	84,247	85,268	84,371
DILUTED EARNINGS PER SHARE:
Loss per common share from continuing operations before discontinued operations, extraordinary item, and cumulative effect of change in accounting principle	$(0.32)	$(0.38)	$(0.41)	$(1.03)
Income per share from discontinued operations	0.09	—	0.09	—
Loss per share from extraordinary item	(0.05)	—	(0.06)	(0.06)
Loss per share from cumulative effect of change in accounting principle	—	—	(0.49)	—
Loss per common share	(0.28)	(0.39)	(0.86)	(1.09)
Weighted average common and common equivalent shares outstanding	85,727	84,329	85,508	84,697

The accompanying notes are an integral part of these unaudited consolidated statements

SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

(in thousands) (Unaudited)

	Series D Preferred Stock	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Additional Paid-In Capital – Deferred Compensation	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
BALANCE, December 31, 2001	$35	$411	$432	$748,353	$(1,452)	$26,886	$(2,705)	$771,960
Stock options exercised	—	2	—	2,434	—	—	—	2,436
Class B Common Stock converted into Class A Common Stock	—	14	(14)	—	—	—	—	—
Dividends paid on Series D Preferred Stock	—	—	—	—	—	(7,763)	—	(7,763)
Issuance of shares under ESPP	—	—	—	167	—	—	—	167
Class A Common Stock issued pursuant to employee benefit plans	—	2	—	1,754	—	—	—	1,756
Amortization of deferred compensation	—	—	—	—	549	—	—	549
Net loss	—	—	—	—	—	(65,831)	—	(65,831)
Other comprehensive loss:
Amortization of derivative instruments, net of tax provision of $321	—	—	—	—	—	—	591	591
Unrealized loss on investment, net of tax benefit of $33	—	—	—	—	—	—	(50)	(50)
Comprehensive loss	—	—	—	—	—	—	—	(65,290)
BALANCE, September 30, 2002	$35	$429	$418	$752,708	$(903)	$(46,708)	$(2,164)	$703,815

The accompanying notes are an integral part of these unaudited consolidated statements.

SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands) (Unaudited)

	Nine Months Ended September 30,
	2002	2001
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net loss	$(65,831)	$(84,192)
Adjustments to reconcile net loss to net cash flows from operating activities:
Amortization of debt discount	74	74
Depreciation and amortization of property and equipment	30,341	29,240
Loss from equity investments	1,435	1,398
Loss (gain) on sale of property	294	(446)
Gain on sale of broadcasting assets related to discontinued operations	(7,519)	—
Amortization of deferred compensation	549	648
Impairment and write down of long-lived assets	—	5,589
Contract termination costs	—	5,135
Unrealized loss from derivative instruments	32,118	22,040
Amortization of definite-lived intangible assets and other assets	14,636	86,373
Amortization of program contract costs and net realizable value adjustments	99,013	79,745
Amortization of deferred financing costs	3,187	2,476
Extraordinary loss	6,938	4,684
Cumulative effect of change in accounting principle	41,608	—
Amortization of derivative instruments	994	510
Deferred tax provision related to operations	34,065	4,959
Net effect of change in deferred barter revenues and deferred barter costs	(575)	(499)
Changes in assets and liabilities, net of effects of acquisitions and dispositions-
Increase in minority interest	(1,170)	(1,061)
Decrease in receivables, net	15,976	29,139
Decrease (increase) in taxes receivable	9,051	(38,218)
Increase in prepaid expenses and other current assets	(209)	(5,333)
Decrease (increase) in other long term assets	2,168	(17,684)
Decrease in accounts payable and accrued liabilities	(12,164)	(12,034)
(Decrease) increase in other long-term liabilities	(2,862)	43,292
Income tax payments related to the sale of broadcast assets	—	(34,361)
Payments on program contracts payable	(81,585)	(76,707)
Net cash flows from operating activities	120,532	44,767
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(40,737)	(22,483)
Payment for acquisition of television station licenses and related assets	(21,178)	(416)
Distributions from joint ventures	289	388
Contributions in investments	(5,383)	(1,478)
Proceeds from sale of property	677	956
Deposits received on future sale of broadcast assets	—	125
Proceeds from sale of broadcast assets	124,472	—
Repayment of note receivable	30,257	—
Loans to officers and affiliates	(79)	(2,377)
Proceeds from loans to officers and affiliates	6,707	144
Net cash flows from (used in) investing activities	95,025	(25,141)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable and commercial bank financing	803,500	937,500
Repayments of notes payable, commercial bank financing and capital leases	(992,500)	(923,500)
Repurchase of Class A common stock	—	(4,396)
Proceeds from exercise of stock options	2,436	571
Deferred financing costs	(6,942)	(7,452)
Payment of equity put option premium	—	(7,733)
Dividends paid on Series D Preferred Stock	(7,763)	(7,763)
Repayments of notes and capital leases to affiliates	(2,282)	(3,961)
Net cash flows used in financing activities	(203,551)	(16,734)
NET INCREASE IN CASH AND CASH EQUIVALENTS	12,006	2,892
CASH AND CASH EQUIVALENTS, beginning of period	32,063	4,091
CASH AND CASH EQUIVALENTS, end of period	$44,069	$6,983

The accompanying notes are an integral part of these unaudited consolidated statements

SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Sinclair Broadcast Group, Inc. and all of its consolidated subsidiaries.  We own and operate, provide sales services, or provide programming and operating services pursuant to local marketing agreements (LMAs) to 62 television stations, in 39 markets throughout the United States.

Cunningham Broadcasting Corporation (Cunningham) owns the license assets of WNUV-TV, WTTE-TV, WRGT-TV, WVAH-TV, WTAT-TV and WBSC-TV.  Cunningham owns, operates and controls the television stations.  We do not own or control the television stations, but we have entered into local marketing agreements (LMA) with Cunningham to program each of these stations.  Effective February 1, 2002, we restructured our LMA relationship with Cunningham and, as a result, Cunningham now meets the definition of a special purpose entity and pursuant to Emerging Issues Task Force Topic D-14, “Transactions Involving Special Purpose Entities,” for accounting purposes only, the financial statements of Cunningham have been consolidated with our financial statements in the accompanying consolidated financial statements.

Interim Financial Statements

The consolidated financial statements for the nine months ended September 30, 2002 and 2001 are unaudited, but in the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations, and cash flows for these periods.

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

Restructuring Charge

For the nine months ended September 30, 2002, we did not incur any restructuring charges.  During the three months ended March 31, 2001, we offered a voluntary early retirement program to our eligible employees and implemented a restructuring program to reduce operating and overhead costs.  As a result, we reduced our staff by 186 employees and incurred a restructuring charge of $2.3 million, which is included in the accompanying consolidated statements of operations.  Restructuring charges incurred in March 2001 of $0.1 million related to WTTV-TV, have been reclassified to discontinued operations.  During September 2001, our station KDNL-TV in St. Louis, Missouri, discontinued programming its local news broadcast.  As a result, we incurred a restructuring charge of $1.1 million.  This restructuring charge was related to severance and operating contract termination costs.

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

During the three months ended March 31, 2002, we tested our broadcast licenses for impairment in accordance with SFAS No. 142 based on the fair value of such licenses in their respective markets.  The fair value was compared to the book value to determine whether any impairment had occurred.  As a result of this analysis, during the three months ended March 31, 2002, we incurred an impairment charge of $41.6 million, net of a $22.4 million income tax benefit, which has been reflected, as a cumulative change in accounting principle in the accompanying consolidated statements of operations.

We are currently in the process of testing goodwill for impairment under SFAS No. 142.  As a result of the first phase of this testing, we have identified 15 markets and our software development and consulting company that require additional testing for impairment of goodwill.  The net carrying amount of goodwill for these 15 markets and our software development and consulting company at September 30, 2002 was $942.7 million.  We are in the process of obtaining appraisals for these markets and will complete such testing by December 31, 2002.

The amortization expense of the definite-lived intangible assets and other assets for the three months ended September 30, 2002 and 2001 was $4.6 million and $27.6 million, respectively.  The amortization expense of the definite-lived intangible assets and other assets for the nine months ended September 30, 2002 and 2001 was $14.5 million and $83.0 million, respectively.

The following table shows the gross carrying amount and accumulated amortization of intangibles and estimated amortization (in thousands):

	For the nine months ended September 30, 2002		For the year ended December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived intangible assets:
Network affiliation	$119,264	$(51,522)	$119,756	$(46,556)
Decaying advertiser base	244,323	(46,439)	244,515	(39,276)
Other	26,931	(12,137)	28,988	(10,408)

	Total Carrying Amount		Total Carrying Amount
Indefinite-lived intangible assets:
Broadcast licenses	$429,573	—	$421,914	—

Estimated Amortization Expense:

For the year ended December 31, 2002	$19,036
For the year ended December 31, 2003	$18,702
For the year ended December 31, 2004	$18,680
For the year ended December 31, 2005	$18,673
For the year ended December 31, 2006	$18,468

The changes in the carrying amount of goodwill for the nine months ended September 30, 2002 are as follows:

Balance as of January 1, 2002	$1,733,073
Acquisitions	1,435
Reclassifications of prior year acquisitions tax contingencies	(4,122)
Balance as of September 30, 2002	$1,730,386

The following table shows the effect on net loss available to common shareholders and loss per share, had we adopted SFAS No. 142 on January 1, 2001 (in thousands, except per share data).

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2002	2001	2002	2001
Reported net loss available to common stockholders	$(24,029)	$(32,447)	$(73,594)	$(91,955)
Add: goodwill amortization	—	8,549	—	44,127
Add: broadcast license amortization	—	3,251	—	10,007
Adjusted net loss	$(24,029)	$(20,647)	$(73,594)	$(37,821)

Basic Earnings Per Share:
Reported net loss available to common stockholders	$(0.28)	$(0.39)	$(0.86)	$(1.09)
Goodwill amortization	—	0.10	—	0.52
Broadcast license amortization	—	0.04	—	0.12
Adjusted net loss	$(0.28)	$(0.25)	$(0.86)	$(0.45)

Diluted Earnings Per Share:
Reported net loss available to common stockholders	$(0.28)	$(0.39)	$(0.86)	$(1.09)
Goodwill amortization	—	0.10	—	0.52
Broadcast license amortization	—	0.04	—	0.12
Adjusted net loss	$(0.28)	$(0.25)	$(0.86)	$(0.45)

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2002	2001	2002	2001
Reported net loss from continuing operations	$(24,987)	$(29,492)	$(27,168)	$(79,540)
Add: goodwill amortization	—	8,549	—	44,127
Less: Discontinued operations goodwill amortization	—	(363)	—	(1,089)
Add: broadcast license amortization	—	3,251	—	10,007
Less: Discontinued operations broadcast license amortization	—	(195)	—	(585)
Adjusted net loss	$(24,987)	$(18,250)	$(27,168)	$(27,080)

Basic Earnings Per Share:
Reported net loss from continuing operations	$(0.32)	$(0.38)	$(0.41)	$(1.03)
Goodwill amortization	—	0.10	—	0.52
Discontinued operations goodwill amortization	—	—	—	(0.01)
Broadcast license amortization	—	0.04	—	0.12
Discontinued operations broadcast license amortization	—	—	—	(0.01)
Adjusted net loss	$(0.32)	$(0.24)	$(0.41)	$(0.41)

Diluted Earnings Per Share:
Reported net loss from continuing operations	$(0.32)	$(0.38)	$(0.41)	$(1.03)
Goodwill amortization	—	0.10	—	0.52
Discontinued operations goodwill amortization	—	—	—	(0.01)
Broadcast license amortization	—	0.04	—	0.12
Discontinued operations broadcast license amortization	—	—	—	(0.01)
Adjusted net loss	$(0.32)	$(0.24)	$(0.41)	$(0.41)

In June 2001, the FASB approved SFAS No. 143, Accounting for Asset Retirement Obligations.  SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 and addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  We do not expect the adoption of SFAS No. 143 to have a material effect on our financial statements.

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

In April 2002, the FASB approved SFAS No. 145, Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.  SFAS No. 145 will require us to record gains and losses on extinguishment of debt as a component of income from continuing operations rather than as an extraordinary item, as we did in this quarter, and to reclassify such items for all periods presented.  We will be required to adopt this provision of SFAS No. 145 on January 1, 2003.  We do not expect the other provisions of SFAS No. 145 to have a material effect on our financial statements.

In June 2002, the FASB approved SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  SFAS No. 146 is effective after December 31, 2002, and addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.”  The primary difference between SFAS No. 146 and EITF 94-3 concerns the timing of liability recognition and we do not expect the adoption of SFAS No. 146 to have a material effect on our financial statements.

2.  ACQUISITIONS AND DISPOSITIONS

On April 18, 2002, we entered into an agreement to sell the television station of WTTV-TV in Bloomington, Indiana and its satellite station, WTTK-TV in Kokomo, Indiana to a third party.  On July 24, 2002, WTTV-TV had net assets and liabilities held for sale of $108.8 million, and we completed such sale for $124.5 million and recognized a gain, net of taxes, of $7.5 million, which was used to pay down indebtedness.  The operating results of WTTV-TV are not included in our consolidated results from continuing operations for the three and nine months ended September 30, 2002 and 2001.  Net revenue of WTTV-TV for the three months ended September 30, 2002 and 2001 was $0.9 million and $4.5 million, respectively.  Net revenue of WTTV-TV for the nine months ended September 30, 2002 and 2001 was $10.4 million and $16.1 million, respectively.  Since this agreement met all of the criteria for a qualifying plan of sale, the assets and liabilities disposed of by this sale have been classified as “held for sale” on the accompanying balance sheets presented.

We applied the new rules on accounting for disposal of long-lived assets on January 1, 2002.  As a result of applying SFAS No. 144, we recorded income from discontinued operations of $0.2 million and a loss of $0.4 million for the three months ended September 30, 2002 and 2001, respectively, and income from discontinued operations of $0.4 million and $47,000 for the nine months ended September 30, 2002 and 2001, respectively.  In addition, we classified assets held for sale at December 31, 2001 of $128.4 million, and liabilities held for sale at December 31, 2001 of $20.8 million (see below).

The details of classifications in the accompanying balance sheet as “held for sale” is as follows:

	September 30, 2002	December 31, 2001
Assets:
Current portion of program contract costs	—	$7,440
Deferred barter costs	—	8
Prepaid expenses	—	68
Property and equipment, net	—	4,702
Program contract costs, less current portion	—	5,924
Intangibles	—	110,252
Assets held for sale	—	$128,394

Liabilities:
Deferred revenue	—	—
Current portion of program contracts payableram license liabilities	—	$9,132
Deferred barter revenues	—	(11)
Program contracts payable, less current portion	—	11,702
Liabilities held for sale	—	$20,823

On April 30, 2002, we acquired the stock of BS&L Broadcasting, Inc. (BS&L), from its sole shareholder, which owned the FCC license and related assets of WUHF-TV in Rochester, New York.  As consideration for the purchase of the FCC license and related assets, we forgave a note receivable to BS&L in the amount of $22.0 million.  Prior to the completion of the acquisition, we programmed WUHF-TV pursuant to a local marketing agreement.

3.  COMMITMENTS AND CONTINGENCIES :

Lawsuits and claims are filed against us from time to time in the ordinary course of business.  There are certain actions in various stages of legal review and no judgments or decisions have been rendered by hearing boards or courts.  Management, after reviewing developments to date with legal counsel, is of the opinion that the outcome of such matters will not have a material adverse effect on our financial position or results of operations or cash flows.

Local Marketing Agreements (LMAs)

In the past, a licensee could own one station and program and provide other services to another station pursuant to an LMA in the same market because LMAs were not considered attributable interests.  However, under the ownership rules adopted in August 1999, LMAs are now attributable where a licensee owns a television station and programs more than 15% of the weekly broadcast time of another television station in the same market.  The rules provide that LMAs entered into on or after November 5, 1996 had until August 5, 2001 to come into compliance with the ownership rules.  LMAs entered into before November 5, 1996 are grandfathered until the conclusion of the FCC’s 2004 biennial review.  In certain cases, parties with grandfathered LMAs may be able to rely on the circumstances at the time the LMA was entered into in advancing any proposal for co-ownership of the station.  We acquired 15 of the stations we had been programming pursuant to LMAs.  We currently program 11 television stations pursuant to LMAs.  Of these 11 stations,  three of the LMAs are not subject to divestiture because they involve stations which Sinclair could own under the new duopoly rules, but either has decided not to acquire at this time or has no right to acquire, four LMAs (including an LMA with a station we have filed an application to acquire) were entered into before November 5, 1996, and four LMAs were entered into on or after November 5, 1996 (although we believe a valid position exists that one of these four LMAs was effectively entered into prior to November 5, 1996.)  Petitions for reconsideration of the duopoly rules, including a petition submitted by us, were denied by the FCC.  We filed a Petition for Review of the Report and Order adopting the duopoly rules in the U.S. Court of Appeals for the D.C. Circuit.  In June 2001, the U.S. Court of Appeals for the D.C. Circuit granted our motion for stay of the requirement that we divest the four LMAs entered into on or after November 5,1996 by August 5, 2001, which stay is still pending.  In April 2002, the court held that parts of the television duopoly rule were arbitrary and capricious and remanded the rule to the FCC for further consideration.  The FCC has commenced a broad-based rulemaking proceeding to review all of its broadcast multiple ownership rules.

In December 2001, the FCC issued a decision which, among other things, granted a number of Sinclair and Cunningham applications and dismissed our application to acquire the license of one of the stations (WBSC–TV) we program pursuant to a pre-November 5, 1996 LMA as not meeting the requirements for ownership under the new duopoly rules.  We have filed a motion for reconsideration of the dismissal.  In January 2002, the Rainbow/PUSH Coalition filed a motion with the U.S. Court of Appeals for the D.C. Circuit an appeal of the FCC’s decision.  The stations affected by the appeal are WNUV-TV, WTTE-TV, WRGT-TV, WTAT-TV, WVAH-TV, KOKH-TV, KRRT-TV, WVTV-TV, WRDC-TV, WABM-TV, WBSC-TV, WCWB-TV, WLOS-TV and KABB-TV.  Oral arguments in this matter are scheduled for the first quarter of 2003.    Although we do not expect to lose these licenses, we can provide no assurances as to the outcome of the appeal.

Outsourcing Agreements

On May 1, 2002, we entered into an outsourcing agreement in which our stations in Nashville, Tennessee will provide certain sales, administrative and technical services to WNAB-TV.

We have entered into an agreement with a third party to purchase certain license and non-license television broadcast assets of WNAB-TV at our option (the Call Option) and additionally, the third party may require us to purchase these license and non-license broadcast assets at the option of the third party (the Put Option).  Upon exercise, we may settle the Call or Put Options entirely in cash or, at our option, we may pay up to one-half of the purchase price by issuing additional shares of our Class A common stock. The Call and Put option exercise prices vary depending upon the exercise dates. The license asset Call option exercise price is $5.0 million prior to March 31, 2005, $5.6 million from March 31, 2005 until March 31, 2006 and $6.2 million after March 31, 2006. The non-license asset Call option exercise price is $26.3 million prior to March 31, 2005, $30.6 million from March 31, 2005 until March 31, 2006 and $34.0 million after March 31, 2006. The license asset Put option price is $5.4 million from July 1, 2005 to July 31, 2005, $5.9 million from July 1, 2006 to July 31, 2006 and $6.3 million from July 1, 2007 to July 31, 2007. The non-license asset Put option price is $25.9 million from July 1, 2005 to July 31, 2005, $30.4 million from July 1, 2006 to July 31, 2006 and $34.0 million from July 1, 2007 to July 31, 2007.

On July 9, 2002, we entered into an outsourcing agreement in which a third party will provide certain sales, administrative and technical services to our station KGAN-TV in Cedar Rapids, IA.

4.  SUPPLEMENTAL CASH FLOW INFORMATION (in thousands):

During the nine months ended September 30, 2002 and 2001, our supplemental cash flow information was as follows:

	Nine Months Ended September 30,
	2002	2001
Interest payments	$82,016	$103,196
Subsidiary trust minority interest payments	17,438	17,438
Income taxes paid from continuing operations	2,641	3,340
Income taxes paid related to sale of discontinued operations, net of refunds received	93	34,473
Income tax refunds received from continuing operations	45,853	1,286

5.  EARNINGS (LOSS) PER SHARE:

Basic earnings (loss) per share (EPS) is calculated using the weighted average number of shares outstanding during the period.  Diluted earnings (loss) per share (Diluted EPS) includes the potentially dilutive effect, if any, which would occur if outstanding options to purchase common stock were exercised using the treasury stock method and if written equity put options were exercised using the reverse treasury stock method.  Stock options to exercise 0.2 million incremental shares of common stock were outstanding during the quarter ended September 30, 2002 and stock options to exercise 0.1 million incremental shares of common stock were outstanding during the quarter ended September 30, 2001, but were not included in the computation of Diluted EPS as the effect would be anti-dilutive.  Stock options to exercise 0.2 million incremental shares of common stock were outstanding during the nine months ended September 30, 2002 and stock options and written equity put options to exercise 0.3 million incremental shares of common stock were outstanding during the nine months ended September 30, 2001, but were not included in the computation of Diluted EPS, as the effect would be anti-dilutive.  Certain options to purchase shares of common stock were outstanding during the three and nine months ended September 30, 2002 and September 30, 2001, but were not included in the computation of Diluted EPS because the options exercise price was greater than the average market price of the common shares.

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

Our existing interest rate swap agreements at January 1, 2001 did not qualify for special hedge accounting treatment under SFAS No. 133. As a result, both of our interest rate swap agreements were reflected as liabilities on January 1, 2001 at their fair market value of $7.1 million in the aggregate, including $1.0 million of bond discount related to the transition adjustment to record our fixed-to-floating rate derivative instrument.  The bond discount resulting from the implementation of SFAS No. 133 is being amortized to interest expense through December 15, 2007, the termination date of the swap agreement.  The floating-to-fixed rate derivative instrument was recorded at its fair value of $6.1 million on December 29, 2000 as a result of an amendment.  Therefore, there was no transition adjustment on January 1, 2001 related to this instrument, as there was no change in its fair value.

SFAS No. 133 required deferred gains and losses on previously terminated floating-to-fixed rate hedges to be presented as other comprehensive income or loss on the balance sheet.  As a result, on January 1, 2001, we reclassified the $2.8 million net balance of deferred losses to accumulated other comprehensive loss, net of a deferred tax benefit of $1.5 million and are amortizing this balance to interest expense over the original terms of the previously terminated and modified swap agreements, which expire from July 9, 2001 to June 3, 2004.  We anticipate that approximately $0.4 million will be amortized from accumulated other comprehensive loss to interest expense during the remaining three months of 2002.

Interest Rate Derivative Instruments

As of September 30, 2002, we held four derivative instruments:

•                  An interest rate swap agreement with a notional amount of $575.0 million, which expires on June 3, 2006. The swap agreement requires us to pay a fixed rate which is set in the range of 5.95% to 7.0% and receive a floating rate based on the three month London Interbank Offered Rate (LIBOR) (measurement and settlement is performed quarterly).  This swap agreement is reflected as a component of other long term liabilities based on its fair value of $72.7 million and $40.5 million in the accompanying consolidated balance sheets as of September 30, 2002 and December 31, 2001, respectively.  This swap agreement does not qualify for hedge accounting treatment under SFAS No. 133; therefore, changes in its fair market value are reflected currently in earnings as unrealized gain (loss) from derivative instruments.

•                  In June 2001, we entered into an interest rate swap agreement with a notional amount of $250.0 million which expires on December 15, 2007 in which we receive a fixed rate of 8.75% and pay a floating rate based on LIBOR (measurement and settlement is performed quarterly).  This swap is accounted for as a hedge of our 8.75% debenture in accordance with SFAS No. 133 whereby changes in the fair market value of the swap are reflected as adjustments to the carrying amount of the debenture.  The swap is reflected in the accompanying balance sheets as a derivative asset and as a premium on the 8.75% debenture based on its fair value of $12.5 million and $4.0 million as of September 30, 2002 and December 31, 2001, respectively.

•                  In June 2001, we entered into an interest rate swap agreement with a notional amount of $200.0 million which expires on July 15, 2007 in which we receive a fixed rate of 9% and pay a floating rate based on LIBOR (measurement and settlement is performed quarterly).  This swap is accounted for as a hedge of our 9% debenture in accordance with SFAS No. 133 whereby changes in the fair market value of the swap are reflected as adjustments to the carrying amount of the debenture.  This swap is reflected in the accompanying balance sheets as a derivative asset and as a premium on the 9% debenture based on its fair value of $9.3 million and $2.5 million as of September 30, 2002 and December 31, 2001, respectively.  On October 15, 2002, the counterparty exercised its option to terminate the derivative.  As a result, we received payment of $11.0 million, which included $2.0 million of accrued interest.  The resulting $9.0 million bond premium offsets the $9.0 million redemption premium that we paid to redeem our 9% senior subordinated notes due 2007.  See Note 8 – Subsequent Events.

•                  In March 2002, we entered into two interest rate swap agreements with notional amounts totaling $300 million which expire on March 15, 2012 in which we receive a fixed rate of 8% and pay a floating rate based on LIBOR (measurement and settlement is performed quarterly).  These swaps are accounted for as a hedge of our 8% debenture in accordance with SFAS No. 133 whereby changes in the fair market value of the swaps are reflected as adjustments to the carrying amount of the debenture.  These swaps are reflected in the accompanying balance sheet as a derivative asset and as a premium on the 8% debenture based on their fair value of $24.2 million.

The counterparties to these agreements are international financial institutions. We estimate the net fair value of these instruments at September 30, 2002 to be a liability of $26.7 million.  The fair value of the interest rate swap agreements is estimated by obtaining quotations from the financial institutions that are a party to our derivative contracts. The fair value is an estimate of the net amount that we would pay on September 30, 2002 if the contracts were transferred to other parties or cancelled by us.

7.  NOTES PAYABLE:

8% Senior Subordinated Notes Due 2012

In March 2002, we completed an issuance of $300.0 million aggregate principal amount of 8% Senior Subordinated Notes (the 2002 Notes), due 2012, generating gross proceeds to us of $300.0 million.  The gross proceeds of this offering were utilized to repay $300.0 million of the Term Loan Facility.  We recognized an extraordinary loss of $0.7 million, net of a tax benefit of $0.4 million.  The extraordinary loss represented the write-off of certain debt acquisition costs associated with indebtedness replaced by the 2002 Notes.  Interest on the 2002 Notes is payable semiannually on March 15 and September 15 of each year, beginning September 15, 2002.  The 2002 Notes were issued under an indenture among SBG, certain of its subsidiaries (the guarantors) and the trustee.  Net costs associated with the offering totaled $3.4 million.  These costs were capitalized and are being amortized to interest expense over the term of the 2002 Notes.

Bank Credit Agreement Refinancing

On July 15, 2002, we closed on a new Bank Credit Agreement (the 2002 Bank Credit Agreement), allowing us more operating capacity and liquidity.  The proceeds of the 2002 Bank Credit Agreement were used to pay off the 1998 Bank Credit Agreement.  The 2002 Bank Credit Agreement consists of a $225.0 million Revolving Credit Facility maturing on June 30,

2008 and a $375.0 million Term Loan B Facility repayable in consecutive quarterly installments, amortizing 0.25% per quarter, commencing June 30, 2004 and continuing through its maturity on December 31, 2009.

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

8. SUBSEQUENT EVENTS:

On November 8, 2002, we completed an issuance of $125.0 million aggregate principal amount of 8% Senior Subordinated Notes due 2012 at a price of 100.5% of par, plus accrued interest from September 15, 2002 to November 7, 2002.  After deducting discount and commission and estimated expenses of the offering of $1.9 million, we received approximately $125.2 million from the sale of the notes.  We used the net proceeds together with available cash on hand and a draw down of $10.0 million on the revolving line of credit under the 2002 Bank Credit Agreement, to redeem our existing 9% Senior Subordinated Notes including an early redemption premium of $9.0 million and accrued interest of $7.2 million.

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

•                  the popularity of our programming,

•                  successful integration of acquired television stations (including achievement of synergies and cost reductions),

•                  outsourcing agreement,

•                  the effectiveness of new sales people

•                  our ability to attract and maintain our local and national advertising

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

The following table sets forth certain operating data for the nine months ended September 30, 2002 and 2001:

OPERATING DATA (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net broadcast revenues (a)	$163,875	$148,577	483,986	462,335
Barter revenues	14,664	12,709	45,244	39,527
Other revenues	998	1,361	3,249	5,396
Total revenues	179,537	162,647	532,479	507,258

Operating costs (b)	76,791	76,377	231,617	234,780
Expenses from barter arrangements	13,259	11,308	40,498	35,308
Depreciation and amortization (c) (d)	46,530	63,144	139,560	185,734
Impairment and write down charge of long-lived assets	—	—	—	5,475
Restructuring charge	—	1,070	—	3,357
Contract Termination Costs	—	5,135	—	5,135
Operating income	42,957	5,613	120,804	37,469
Interest expense	(30,420)	(36,648)	(96,370)	(107,733)
Subsidiary trust minority interest expense (e)	(5,973)	(5,973)	(17,917)	(17,917)
Interest and other income (d)	676	1,431	2,819	3,125
Gain (loss) on sale of assets	172	—	(294)	446
Unrealized loss on derivative instrument	(27,330)	(12,240)	(32,188)	(22,040)
Gain (loss) from equity investments	176	(1,416)	(1,435)	(1,398)
Net loss before income taxes	(19,742)	(49,233)	(24,581)	(108,048)
Income tax benefit (provision)	(5,245)	19,741	(2,587)	28,508
Net loss from continuing operations	(24,987)	(29,492)	(27,168)	(79,540)
Net income (loss) from discontinued operations (including gain on disposal of $7,519 in 2002)	7,764	(367)	7,891	47
Extraordinary item	(4,218)	—	(4,946)	(4,699)
Cumulative effect of change in accounting principle	—	—	(41,608)	—
Net loss	$(21,441)	$(29,859)	$(65,831)	$(84,192)
Net loss available to common stockholders	$(24,029)	$(32,447)	$(73,594)	$(91,955)

OTHER DATA:
Broadcast cash flow (f)	$71,322	$57,434	$201,742	$185,440
Broadcast cash flow margin (g)	43.5%	38.7%	41.7%	40.1%
Adjusted EBITDA (h)	$66,267	$52,627	$187,090	$170,724
Adjusted EBITDA margin (g)	40.4%	35.4%	38.7%	36.9%
After tax cash flow (i)	$38,141	$21,178	$82,597	$74,597
Program contract payments (j)	23,815	22,854	75,174	67,451
Corporate expense	5,055	4,807	14,652	14,716
Capital expenditures	18,032	9,793	40,737	22,483
Cash flows from operating activities	46,642	44,451	120,532	44,767
Cash flows from (used in) investing activities	107,045	(10,316)	(95,025)	(25,141)
Cash flows used in financing activities	(116,964)	(28,567)	(203,551)	(16,734)

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

(d)         Depreciation and amortization and interest expense amounts differ from prior presentations for the three and nine months ended September 30, 2001.  Previously the amortized costs associated with the issuance of indebtedness had been classified as depreciation and amortization instead of being classified as interest expense.  Accordingly, we reclassified $160 and $2,090 as interest expense for the three and nine months ended September 30, 2001, respectively.

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

(i)             “After tax cash flow” (ATCF) is defined as net income (loss) available to common shareholders, plus extraordinary losses (before the effect of related tax benefits), depreciation and amortization (excluding film amortization), impairment and write-down charge of long-lived assets, stock-based compensation, amortization of deferred financing costs, restructuring charge, contract termination costs, the loss from equity investments (or minus the gain), unrealized loss from derivative instruments (or minus the gain), the deferred tax provision related to operations (or minus the deferred tax benefit), the cumulative effect of change in accounting principle, the loss on the sale of discontinued operations (or minus the gain), and the loss on the sale of assets (or minus the gain) and minus deferred NOL carrybacks.  We have presented ATCF data, which we believe is comparable to the data provided by other companies in the industry, because such data are commonly used as a measure of performance for broadcast companies; however, there can be no assurances that it is comparable.  ATCF is presented here not as a measure of operating results and does not purport to represent cash provided by operating activities.  ATCF should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.  Management believes the presentation of ATCF is relevant and useful because ATCF is a measurement utilized by industry analysts to determine our public market value and our operating performance.

(j)             Program contract payments do not include payments related to WTTV-TV, which we sold on July 24, 2002.   Program contract payments related to WTTV-TV for the three months ended September 30, 2002 and 2001 were $2.4 million and $1.9 million, respectively.  Program contract payments related to WTTV-TV for the nine months ended September 30, 2002 and 2001 were $6.4 million and $9.3 million, respectively.

Results of Operations

Three Months Ended September 30, 2002 and 2001

Net loss available to stockholders for the three months ended September 30, 2002 was $24.0 million or net loss of $0.28 per share compared to net loss of $32.4 million or loss of $0.39 per share for the three months ended September 30, 2001.

Net broadcast revenues increased to $163.9 million for the three months ended September 30, 2002 from $148.6 million for the three months ended September 30, 2001, or 10.3%. The increase in net broadcast revenues for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001 was comprised of an increase of $14.6 million on a same station basis, as well as an increase of $0.7 million related to our outsourcing agreements.  The 2002 quarter was positively impacted by higher advertising revenues generated from the political, services, home products, restaurants, automotive, movies, telecommunication, and medical sectors, offset by weakness in the fast food and soft drink sectors. During the three months ended September 30, 2002, national revenues increased to $67.7 million, or 12.2%, from $60.3 million during the same period last year.  National political revenues increased $4.8 million, or 4,211.3%.  During the three months ended September 30, 2002, local revenues increased to $88.2 million, or 10.7%, from $79.6 million during the same period last year.  Local political revenues increased $0.7 million, or 367.5%, representing 8.7% of the increase in total local revenues.  The increase in political revenues was primarily the result of  several primary elections held during the 2002 period.

National revenues, excluding political revenues, increased $2.5 million to $62.7 million, or 4.2%, during the three months ended September 30, 2002 from $60.2 million during the same period last year. Local revenues, excluding political revenues, increased to $87.2 million, or 9.8%, during the three months ended September 30, 2002 from $79.4 million during the same period last year.  On a same station basis for the three months ended September 30, 2002, national revenues increased $7.0 million or 11.8% and local revenue increased $8.8 million or 11.2% over the same prior year period, respectively.  The increase in national revenues was primarily due to a strong advertising market.  The increase in local revenues is related to our continued focus on developing a strong local sales force at each of our stations.

In addition, for the three months ended September 30, 2001, the events of September 11th had a direct impact on the revenues of media related business.  The impact of the terrorist attacks to us due to pre-emptions and cancelled advertisements was estimated to be a $5.4 million revenue loss in the third quarter.

The network affiliations that experienced the largest revenue growth for the three months ended September 30, 2002 were our CBS and NBC affiliates which increased 22.7% and 21.2%, respectively, compared with the three months ended September 30, 2001.  Our ABC and FOX affiliates experienced  revenue growth of 16.8% and 11.2%, respectively, for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001.  The WB and UPN affiliates experienced revenue increases of 2.9% and 2.6%, respectively, for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001.

Software development and consulting revenues decreased to $1.0 million for the three months ended September 30, 2002 from $1.4 million for the three months ended September 30, 2001 or 28.6%.  The decrease in revenue relates to a decreased demand for services due to the slow economy.

Operating costs were $76.8 million for the three months ended September 30, 2002 compared to $76.4 million for the three months ended September 30, 2001, an increase of $0.4 million or 0.5%.  Operating costs for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001 increased $0.1 million on a same station basis. The increase in operating costs related to an increase in sales expense and an increase in operating costs related to our outsourcing agreements, offset by a decrease in program and production expenses due to the acquisition of 15 television broadcast licenses during the three months ended March 31, 2002, which we are able to operate at a lower cost than under the previous LMA structure.  In addition, during the three months ended September 2001, we incurred restructuring costs of $1.1 million related to discontinued programming of local news at our station KDNL-TV in St. Louis, Missouri and contract termination costs of $5.1 million associated with our change in national representation firms.  During the three months ended September 2002, we did not incur any restructuring costs or contract termination costs.

Depreciation and amortization decreased $16.6 million to $46.5 million for the three months ended September 30, 2002 from $63.1 million for the three months ended September 30, 2001.  The decrease in depreciation and amortization for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001 was related to the adoption of SFAS No. 142 which resulted in the discontinuation of amortization of our goodwill and broadcast licenses, offset by an increase in amortization of our program contract costs and net realizable value adjustments related to our addition of new programming such as Everybody Loves Raymond, Just Shoot Me and King of the Hill as well as write-downs related to additional seasons for Drew Carey, Spin City, Frasier, Moesha and 3rd Rock from the Sun and an increase in depreciation of fixed assets related to our property additions, primarily resulting from our digital television conversion.

Operating income increased $37.4 million to $43.0 million for the three months ended September 30, 2002 from $5.6 million for the three months ended September 30, 2001, or 667.9%.  The net increase in operating income for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001 was primarily attributable to a decrease in amortization due to the adoption of SFAS No. 142 which resulted in the discontinuation of amortization of our goodwill and FCC licenses offset by an increase in program contract amortization expense and property depreciation expense.  Operating income was also affected by a decrease in program and production expenses due to the acquisition of 15 television broadcast licenses resulting in our ability to operate at a cost lower than operating those stations as LMA structures, offset by an increase in selling, general and administrative expenses.  During the three months ended September 30, 2002, there were no restructuring costs or contract termination costs during the three months ended September 30, 2002, compared to restructuring costs of $1.1 million and contract termination costs of $5.1 million for the three months ended September 30, 2001.

Interest expense decreased to $30.4 million for the three months ended September 30, 2002 from $36.6 million for the three months ended September 30, 2001, or 16.9%.  The decrease in interest expense for the three months ended September 30, 2002 resulted from the refinancing of indebtedness at lower interest rates during December 2001, March 2002, and July 2002 and an overall lower interest rate environment.

Our income tax provision is $5.2 million for the three months ended September 30, 2002 compared to an income tax benefit of $19.7 million for the three months ended September 30, 2001.  Our effective tax rate increased to a provision of 26.6% for the three months ended September 30, 2002 from a benefit of 40.1% for the three months ended September 30, 2001.  The increase in the effective tax rate results from the adoption of SFAS No. 142.

Broadcast cash flow increased to $71.3 million for the three months ended September 30, 2002 from $57.4 million for the three months ended September 30, 2001, or 24.2%.  The broadcast cash flow margin for the three months ended September 30, 2002 increased to 43.5% from 38.7% for the three months ended September 30, 2001.  The increases in broadcast cash flow and margins for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001 were primarily due to an increase in net broadcast revenue, offset by an increase in program contract payments.

Adjusted EBITDA increased to $66.3 million for the three months ended September 30, 2002 from $52.6 million for the three months ended September 30, 2001 or 26.0%.  Adjusted EBITDA margin increased to 40.4% for the three months ended September 30, 2002 from 35.4% for the three months ended September 30, 2001.  The increases in Adjusted EBITDA and margins for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001 primarily resulted from an increase in net broadcast revenue, offset by an increase in program contract payments.

After tax cash flow increased to $38.1 million for the three months ended September 30, 2002 from $21.2 million for the three months ended September 30, 2001, or 79.7%.  The increase in after tax cash flow for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001 primarily resulted from an increase in net broadcasting revenue, a decrease in interest expense and an increase in the current tax benefit, offset by an increase in program contract amortization and a slight increase in operating costs and corporate expenses.

Nine Months Ended September 30, 2002 and 2001

Net loss available to stockholders for the nine months ended September 30, 2002 was $73.6 million or net loss of $0.86 per share compared to net loss of $92.0 million or loss of $1.09 per share for the nine months ended September 30, 2001.

Net broadcast revenues increased to $484.0 million for the nine months ended September 30, 2002 from $462.3 million for the nine months ended September 30, 2001, or 4.7%. The increase in net broadcast revenues for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001 was comprised of an increase of $19.2 million on a same station basis, as well as an increase of $2.5 million related to outsourcing agreements.  The nine month period ending September 30, 2002 was positively impacted by higher advertising revenues generated from the political, services, automotive, restaurants, home products, beer/wine, and medical sectors, offset by weakness in the fast food and soft drink sectors. During the nine months ended September 30, 2002, national revenues increased to $192.2, or 1.7%, from $189.0 million during the same period last year.  National political revenues increased $7.6 million, or 1,149.5%, offsetting a portion of the decrease in total national revenues. During the nine months ended September 30, 2002, local revenues increased to $267.7 million, or 7.0%, from $250.2 million during the same period last year.  Local political revenues increased $1.9 million, or 468.6%, representing 10.6% of the increase in total local revenues.  The increase in political revenues was primarily the result of the several primary elections during the 2002 period.

National revenues, excluding political revenues, declined $4.5 million to $183.9 million, or 2.4%, during the nine months ended September 30, 2002 from $188.4 million during the same period last year. Local revenues, excluding political revenues, increased to $265.4 million, or 6.2%, during the nine months ended September 30, 2002 from $249.8 million during the same period last year. On a same station basis for the nine months ended September 30, 2002, national revenues increased $2.2 million or 1.2% and local sales increased $17.3 million or 7.0% over the same prior year period, respectively.  The increase in national revenues was primarily due to a stronger advertising market.  The increase in local revenues is related to our continued focus on developing a strong local sales force at each of our stations.

In addition, for the nine months ended September 30, 2001, the events of September 11th had a direct impact on the revenues of media related business.  The impact of the terrorist attacks to us due to pre-emptions and cancelled advertisements was estimated to be a $5.4 million revenue loss in the third quarter.

The network affiliations that experienced the largest revenue growth for the nine months ended September 30, 2002 were our NBC and CBS affiliates which increased 15.7% and 15.0%, respectively, compared with the nine months ended September 30, 2001.  Our FOX and ABC affiliates experienced revenue growth of 8.1% and 5.9%, respectively, for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. The WB and UPN affiliates revenue decreased 1.9% and 4.7%, respectively, for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001.

Software development and consulting revenues decreased to $3.2 million for the nine months ended September 30, 2002 from $5.4 million for the nine months ended September 30, 2001 or 40.7%.  The decrease in revenue relates to a decreased demand for services due to the slow economy and a decrease of $0.4 million related to the closing of the San Francisco office during the first quarter 2001.

Operating costs were $231.6 million for the nine months ended September 30, 2002 compared to $234.8 million for the nine months ended September 30, 2001, a decrease of $3.2 million or 1.4%.  Operating costs for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001 decreased $3.3 million on a same station basis.  The decrease in operating costs related to a decrease in program and production expenses due to the acquisition of 15 television broadcast licenses during the three months ended March 31, 2002, which we are able to operate at a lower cost than under the previous LMA structure.  In addition, we reduced our spending for the February rating sweeps promotion due to direct competition from the Olympics.  The decrease in operating expenses also resulted from the full quarter effect of our restructuring program initiated during the three months ended March 31, 2001, and the restructuring costs incurred during September 2001, related to discontinued programming of local news at our station KDNL-TV in St. Louis, Missouri.

Depreciation and amortization decreased $46.1 million to $139.6 million for the nine months ended September 30, 2002 from $185.7 million for the nine months September 30, 2001.  The decrease in depreciation and amortization for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001 was related to the adoption of SFAS No. 142 which resulted in the discontinuation of amortization of our goodwill and broadcast licenses, offset by an increase in amortization of our program contract costs and net realizable value adjustments related to our addition of new programming such as Everybody Loves Raymond, Just Shoot Me and King of the Hill as well as write downs related to additional seasons for Drew Carey, Spin City, Frasier, Moesha and 3rd Rock from the Sun and an increase in depreciation of fixed assets related to our property additions, primarily resulting from our digital television conversion.

For the nine months ended September 30, 2002, we did not incur any restructuring charges, impairment and write-down of long-lived assets or contract termination costs.  During the three months ended March 31, 2001, we offered a voluntary early retirement program to our eligible employees and implemented a restructuring program to reduce operating and overhead costs.  As a result, we reduced our staff by 186 employees and incurred a restructuring charge of $2.3 million, which is included in the accompanying consolidated statements of operations.  During September 2001, our station KDNL-TV in St. Louis, Missouri, discontinued programming its local news broadcast.  As a result, we incurred a restructuring charge of $1.1 million.  This restructuring charge related to severance and operating contract termination costs.  During the nine months ended September 2001, we incurred an impairment and write-down of long-lived assets of $5.5 million and contract termination costs of $5.1 million associated with our change in national representation firms.

Operating income increased $83.3 million to $120.8 million for the nine months ended September 30, 2002 from $37.5 million for the nine months ended September 30, 2001, or 222.1%.  The net increase in operating income for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001 was primarily attributable to a decrease in amortization due to the adoption of SFAS No. 142 which resulted in the discontinuation of amortization of our goodwill and FCC licenses offset by an increase in program contract amortization expense and property depreciation expense.  Operating income was also affected by a decrease in program and production expenses due to the acquisition of 15 television broadcast licenses resulting in our ability to operate at a cost lower than operating those stations as LMA structures and reduced spending for sweeps promotion due to direct competition from the Olympics.  During the nine months ended September 30, 2001, we incurred a loss of $5.5 million related to a write down charge of long-lived assets. This charge is comprised of goodwill related to our software development company and a write off of fixed assets which represent the net book value of damaged, obsolete or abandoned property.  We also incurred contract termination costs of $5.1 million and restructuring charges of $3.4 million during the nine months ended September 2001.  We did not incur any write-down charge of long-lived assets, contract termination or restructuring charges for the nine months ended September 30, 2002.

Interest expense decreased to $96.4 million for the nine months ended September 30, 2002 from $107.7 million for the nine months ended September 30, 2001, or 10.5%.  The decrease in interest expense for the nine months ended September 30, 2002 resulted from the refinancing of indebtedness at lower interest rates during December 2001, March 2002, and July 2002 and an overall lower interest rate environment.

Our income tax provision was $2.6 million for the nine months ended September 30, 2002 compared to an income tax benefit of $28.5 million for the nine months ended September 30, 2001.  Our effective tax rate increased to a provision of 10.5% for the nine months ended September 30, 2002 from a benefit of 26.4% for the nine months ended September 30, 2001.  The increase in the effective tax rate results from the adoption of SFAS No. 142.

Broadcast cash flow increased to $201.7 million for the nine months ended September 30, 2002 from $185.4 million for the nine months ended September 30, 2001, or 8.8%.  The broadcast cash flow margin for the nine months ended September 30, 2002 increased to 41.7% from 40.1% for the nine months ended September 30, 2001.  The increase in broadcast cash flow for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001 was primarily due to an increase in net broadcast revenue, a decrease in operating costs, offset by an increase in program contract payments.

Adjusted EBITDA increased to $187.1 million for the nine months ended September 30, 2002 from $170.7 million for the nine months ended September 30, 2001 or 9.6%.  Adjusted EBITDA margin increased to 38.7% for the nine months ended September 30, 2002 from 36.9% for the nine months ended September 30, 2001.  The increases in Adjusted EBITDA and margins for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001 primarily resulted from an increase in net broadcast revenue and a decrease in operating costs offset by an increase in program contract payments.

After tax cash flow increased to $82.6 million for the nine months ended September 30, 2002 from $74.6 million for the nine months ended September 30, 2001, or 10.7%.  The increase in after tax cash flow for the nine months ended September 30, 2002, as compared to the nine months ended September 30, 2001, primarily resulted from an increase in net broadcast revenue,  a decrease in operating and corporate costs, a decrease in interest expense, offset by an increase in program contract amortization and a decrease in the current tax benefit.

Liquidity and Capital Resources

On July 15, 2002, we closed on a new Bank Credit Agreement (the 2002 Bank Credit Agreement), allowing us more operating capacity and liquidity.  The proceeds of the 2002 Bank Credit Agreement were used to pay off the 1998 Bank Credit Agreement.  The 2002 Bank Credit Agreement consists of a $225.0 million Revolving Credit Facility maturing on September 30, 2008 and a $375.0 million Term Loan B Facility repayable in consecutive quarterly installments, amortizing 0.25% per quarter, commencing September 30, 2004 and continuing through its maturity on December 31, 2009.

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

Our primary sources of liquidity are cash provided by operations and availability under the 2002 Bank Credit Agreement.  As of September 30, 2002, we had $44.1 million in cash balances and working capital of approximately $86.4 million.  As of September 30, 2002, the balance available under the Revolving Credit Facility was $225.0 million. On November 8, 2002, the Company completed an add-on issuance of $125.0 million aggregate principal amount to the 8% Senior Subordinated Notes due 2012 at a premium of $0.6 million generating net proceeds of $125.8 million.  We used the net proceeds together with available cash on hand and a draw down of $10.0 million on the revolving line of credit under the 2002 Bank Credit Agreement, to redeem our existing 9% Senior Subordinated Notes including an early redemption premium of $9.0 million and accrued interest of $7.2 million.  As of November 8, 2002, the balance available under the Revolving Credit Facility was $215.0 million. Based on pro forma trailing cash flow levels for the twelve months ended November 8, 2002, we had approximately $215.0 million of current borrowing capacity available under the Revolving Credit Facility.

In March 2002, we completed an issuance of $300.0 million aggregate principal amount of 8% Senior Subordinated Notes (the 2002 Notes), due 2012, generating gross proceeds to us of $300.0 million.  The gross proceeds of this offering were utilized to repay $300.0 million of the Term Loan Facility under our 1998 Bank Credit Agreement.  We recognized an extraordinary loss of $0.7 million, net of a tax benefit of $0.4 million.  The extraordinary loss represented a write-off of the previous debt acquisition costs.  Interest on the 2002 Notes is payable semiannually on March 15 and September 15 of each year beginning September 15, 2002.  The 2002 Notes were issued under an indenture among SBG, its subsidiaries (the guarantors) and the trustee.  Net costs associated with the offering totaled $3.4 million.  These costs were capitalized and are being amortized to interest expense over the term of the 2002 Notes.

On April 19, 2002, we filed a $350.0 million universal shelf registration statement with the Securities and Exchange Commission, which will permit us to offer and sell various types of securities, from time to time. Offered securities may include common stock, debt securities, preferred stock, depositary shares or any combination thereof in amounts, prices and on terms to be announced when the securities are offered.  If we determine it is in our best interest to offer any such securities, we intend to use the proceeds for general corporate purposes, including, but not limited to, the reduction or refinancing of debt or other obligations, acquisitions, capital expenditures, and working capital.

Net cash flows from operating activities were $120.5 million for the nine months ended September 30, 2002 as compared to net cash flows from operating activities of $44.8 million for the nine months ended September 30, 2001.  We received income tax refunds net of payments of $45.8 million for the nine months ended September 30, 2002 as compared to income tax payments of $37.8 million for the nine months ended September 30, 2001.  We made interest payments on outstanding indebtedness and payments for subsidiary trust minority interest expense totaling $99.5 million during the nine months ended September 30, 2002 as compared to $120.6 million for the nine months ended September 30, 2001.  The decrease in interest payments for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001 resulted from the refinancing of indebtedness at lower interest rates during December 2001, March 2002, and July 2002 and a lower interest rate environment.  Based on our current rates, we expect net interest expense to decrease related to the redemption of our existing 9% Senior Subordinated Notes and the add-on issuance under the indenture relating to our 8% Senior Subordinated Notes due 2012.

Net cash flows from investing activities were $95.0 million for the nine months ended September 30, 2002 as compared to net cash flows used in investing activities of $25.1 million for the nine months ended September 30, 2001.  This increase in net cash flows used in investing activity was primarily due to the sale of WTTV broadcast assets and repayments of notes receivable, offset by payments relating to the acquisition of broadcast assets, property and equipment expenditures and equity investments.  We made payments for property and equipment of $40.7 million for the nine months ended September 30, 2002.

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

Net cash flows used in financing activities were $203.6 million for the nine months ended September 30, 2002 compared to net cash flows used in financing activities of $16.7 million for the nine months ended September 30, 2001 an increase of $186.9 million.  During the nine months ended September 30, 2002, we repaid a net $191.3 million of indebtedness, whereas in the comparable period in 2001, we borrowed a net $10.0 million, offset by repurchases of Class A common stock of $4.4 million and payment of an equity put option premium of $7.7 million during 2001.

The following tables reflect a summary of our contractual cash obligations and other commercial commitments as of September 30, 2002 (amounts do not include liabilities held for sale):

	Payments Due by Year
	Total	2002	2003	2004	2005 and thereafter
	(amounts in thousands)
Contractual Cash Obligations
Notes payable, capital leases, and commercial bank financing (1)	$1,899,620	$18,410	$40,394	$43,216	$1,797,600
Notes and capital leases payable to affiliates	50,068	1,864	6,287	6,325	35,592
HYTOPS	350,157	5,813	23,250	23,250	297,844
Operating leases	22,397	1,210	4,126	3,533	13,528
Employment contracts	7,712	2,862	3,975	787	88
Film liability – active	261,226	48,782	92,828	66,136	53,480
Film liability – future (2)	50,012	560	6,770	14,022	28,660
Programming services	37,056	6,953	16,923	9,089	4,091
Maintenance and support	10,521	1,226	3,927	2,372	2,996
Other operating contracts	4,135	496	1,110	740	1,789

Total contractual cash obligations	$2,692,904	$88,176	$199,590	$169,470	$2,235,668

	Amount of Commitment Expiration Per Year
	Total Amounts Committed	2002	2003	2004	2005 and thereafter
	(amounts in thousands)
Other Commercial Commitments
Letters of credit	$1,061	$—	$82	$82	$897
Guarantees	415	28	115	119	153
Equity investments (3)	11,290	11,290	—	—	—
Network affiliation agreements	39,526	2,692	14,656	12,359	9,819
Purchase options (4)	31,250	—	—	—	31,250
LMA payments (5)	13,364	975	3,898	3,898	4,593
Total other commercial commitments	$96,906	$14,985	$18,751	$16,458	$46,712

(1)          Includes interest of fixed rate debt.

(2)          Future film liabilities reflect a license agreement for program material that is not yet available for its first showing or telecast.  Per SFAS No. 63, Financial Reporting for Broadcasters, an asset and a liability for the rights acquired and obligations incurred under a license agreement are reported on the balance sheet when the cost of each program is known or reasonably determine, the program material has been accepted by the licensee in accordance with the conditions of the license agreement and the program is available for its first showing or telecast.

(3)          Commitments to contribute capital to Allegiance Capital, LP, Sterling Ventures Partners, LP, and Acrodyne Communications, Inc.

(4)          We have entered into an agreement with a third party, whereby the third party may require us to purchase certain license and non-license broadcast assets at the option of the third party, no earlier than July 1, 2005.  See Outsourcing Agreement below.

(5)          Certain LMAs require us to reimburse the licensee owner their operating costs.  This amount will vary each month and, accordingly, these amounts were estimated through the date of LMA expiration based on historical cost experience.

Acquisitions and Dispositions

On April 18, 2002, we entered into an agreement to sell the television station of WTTV-TV in Bloomington, Indiana and its satellite station, WTTK-TV in Kokomo, Indiana to a third party.  On July 24, 2002, WTTV-TV had net assets and liabilities held for sale of $108.8 million, and we completed such sale for $124.5 million and recognized a gain net of taxes of $ 7.5 million, which was used to pay down indebtedness.  The operating results of WTTV-TV are not included in our consolidated results from continuing operations for the three and nine months ended September 30, 2002 and 2001.  Net revenue of WTTV-TV for the three months ended September 30, 2002 and 2001 was $0.9 million and $4.5 million, respectively.  Net revenue of WTTV-TV for the nine months ended September 30, 2002 and 2001 was $10.4 million and $16.1 million, respectively.  Since this agreement meets all of the criteria for a qualifying plan of sale, the assets and liabilities to be disposed of by this sale have been classified as “held for sale” on the accompanying balance sheets presented.

On April 30, 2002, we acquired the stock of BS&L Broadcasting, Inc. (BS&L), from its sole shareholder, which owned the FCC license and related assets of WUHF-TV in Rochester, New York.  As consideration for the purchase of the FCC license and related assets, we forgave a note receivable to BS&L in the amount of $22.0 million.  Prior to the completion of the acquisition, we programmed WUHF-TV pursuant to a local marketing agreement.

Outsourcing Agreements

On May 1, 2002, we entered into an outsourcing agreement in which our station in Nashville, Tennessee will provide certain sales, administrative and technical services to WNAB-TV.  On July 9, 2002, we entered into an outsourcing agreement that commenced on August 1, 2002, in which an unrelated third party provides certain sales, administrative and technical services to our station KGAN-TV in Cedar Rapids, IA.  We intend to seek opportunities for additional outsourcing agreements.

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

The Call and Put option exercise prices vary depending upon the exercise dates. The license asset Call option exercise price is $5.0 million prior to March 31, 2005, $5.6 million from March 31, 2005 until March 31, 2006 and $6.2 million after March 31, 2006. The non-license asset Call option exercise price is $26.3 million prior to March 31, 2005, $30.6 million from March 31, 2005 until March 31, 2006 and $34.0 million after March 31, 2006. The license asset Put option price is $5.4 million from July 1, 2005 to July 31, 2005, $5.9 million from July 1, 2006 to July 31, 2006 and $6.3 million from July 1, 2007 to July 31, 2007. The non-license asset Put option price is $25.9 million from July 1, 2005 to July 31, 2005, $30.4 million from July 1, 2006 to July 31, 2006 and $34.0 million from July 1, 2007 to July 31, 2007.

Seasonality/Cyclicality

Our results usually are subject to seasonal fluctuations, which usually cause fourth quarter operating income to be greater than first, second and third quarter operating income.  This seasonality is primarily attributable to increased expenditures by advertisers in anticipation of holiday season spending and an increase in viewership during this period.  In addition, revenues from political advertising and the Olympics are higher in even numbered years

Recent Accounting Pronouncements

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

We are currently in the process of testing goodwill for impairment under SFAS No. 142.  As a result of the first phase of this testing, we have identified 15 markets and our software development and consulting company that require additional testing for impairment of goodwill.  The net carrying amount of goodwill for these 15 markets and our software development and consulting company at September 30, 2002 was $942.7 million.  We are in the process of obtaining appraisals for these markets and will complete such testing by December 31, 2002.

In June 2001, the FASB approved SFAS No. 143, Accounting for Asset Retirement Obligations.  SFAS No. 143 is effective for fiscal years beginning after September 15, 2002 and addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  We do not expect the adoption of SFAS No. 143 to have a material effect on our financial statements.

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

In June 2002, the FASB approved SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  SFAS No. 146 is effective after December 31, 2002, and addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.”  The primary difference between SFAS No. 146 and EITF 94-3 concerns the timing of liability recognition and we do not expect the adoption of SFAS No. 146 to have material effect on our financial statements.

Risk Factors

The following sections entitled “Reaudit,” “Local Marketing Agreements,” “Affiliation Agreements,” “Deregulation,” and “Digital Television” represent an update to these Risk Factors as contained in our Form 10-K for the year ended December 31, 2001.

Reaudit

The information in our consolidated financial statements for the years ended December 31, 2000 and 2001 may change as a result of the expected reaudit of these financial statements.  On July 24, 2002, we completed the sale of television station WTTV-TV in Bloomington, Indiana and its satellite station, WTTK-TV in Kokomo, Indiana.  As of and for the year ended December 31, 2001, these stations have assets of $133.2 million and total revenues of $24.0 million.   As a result of this transaction and the adoption in 2002 of SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, our balance sheet for December 31, 2000 and 2001 and the financial results for the years ended on those dates will need to be adjusted to reflect the reclassification of those properties as discontinued operations.  Ernst and Young LLP, our independent public accountants, has notified us that these reclassifications will require them to reaudit our financial statements for the years ended December 31, 2000 and 2001 because Arthur Andersen LLP, our independent public accountants for those years, cannot render a report that includes the required adjustments to those financial statements. We believe our financial statements were appropriately presented.

Local Marketing Agreements

In the past, a licensee could own one station and program and provide other services to another station pursuant to an LMA in the same market because LMAs were not considered attributable interests.  However, under the ownership rules adopted in August 1999, LMAs are now attributable where a licensee owns a television station and programs more than 15% of the weekly broadcast time of another television station in the same market.  The rules provide that LMAs entered into on or after November 5, 1996 had until August 5, 2001 to come into compliance with the ownership rules.  LMAs entered into before November 5, 1996 are grandfathered until the conclusion of the FCC’s 2004 biennial review.  In certain cases, parties with grandfathered LMAs may be able to rely on the circumstances at the time the LMA was entered into in advancing any proposal for co-ownership of the station.  We acquired 15 of the stations we had been programming pursuant to LMAs.  We currently program 11 television stations pursuant to LMAs.  Of these 11 stations,  three of the LMAs are not subject to divestiture because they involve stations which Sinclair could own under the duopoly rules, but either has decided not to acquire at this time or has no right to acquire, four LMAs (including an LMA with a station we have filed an application to acquire) were entered into before November 5, 1996, and four LMAs were entered into on or after November 5, 1996 (although we believe a valid position exists that one of these four LMAs was effectively entered into prior to November 5, 1996.)  Petitions for reconsideration of the duopoly rules, including a petition submitted by us, were denied by the FCC.  We filed a Petition for Review of the Report and Order adopting the duopoly rules in the U.S. Court of Appeals for the D.C. Circuit.  In June 2001, the U.S. Court of Appeals for the D.C. Circuit granted our motion for stay of the requirement that we divest the four LMAs entered into on or after November 5,1996 by August 5, 2001, which stay is still pending.  In April 2002, the court held that parts of the television duopoly rule were arbitrary and capricious and remanded the rule to the FCC for further consideration.  The FCC has commenced a broad-based rulemaking proceeding to review all of its broadcast multiple ownership rules.

In December 2001, the FCC issued a decision which, among other things, granted a number of  Sinclair and Cunningham applications and dismissed our application to acquire the license of one of the stations (WBSC–TV) we program pursuant to a pre-November 5, 1996 LMA as not meeting the requirements for ownership under the new duopoly rules.  We have filed a motion for reconsideration of the dismissal.  In January 2002, the Rainbow/PUSH Coalition filed a motion with the U.S. Court of Appeals for the D.C. Circuit an appeal of the FCC’s decision.  The stations affected by the appeal are WNUV-TV, WTTE-TV, WRGT-TV, WTAT-TV, WVAH-TV, KOKH-TV, KRRT-TV, WVTV-TV, WRDC-TV, WABM-TV, WBSC-TV, WCWB-TV, WLOS-TV and KABB-TV.  Oral arguments in this matter are scheduled for the first quarter of 2003.    Although we do not expect to lose these licenses, we can provide no assurances as to the outcome of the appeal.

Affiliation Agreements

We received a notice from NBC that prevented what would have otherwise been an automatic 5-year extension of the affiliation agreement for WICS/WICD (Champaign/Springfield, Illinois), which expired on June 30, 2002.  Recently, we extended the term of the affiliation agreement for WICS/WICD to April 1, 2003. The agreement for WKEF-TV (Dayton, Ohio), another NBC affiliate, is also due to expire on April 1, 2003.  If we do not enter into affiliation agreements to replace the expired or expiring agreements, we may no longer be able to carry programming of the relevant network.  This loss of programming would require us to obtain replacement programming, which may involve higher costs and which may not be attractive to our target audience.

Affiliation agreements between our stations and FOX network expired in 2001.  We recently secured a long-term affiliation agreement with a term that will run through June 30, 2005 for all 20 of our FOX stations we own and operate or program under LMA agreements with Cunningham Broadcasting Corporation.  In Baltimore, where Sinclair operates as the FOX affiliate and where FOX owns a television station which operates as a UPN affiliate, both parties agreed that Sinclair will continue as the FOX affiliate for the three year term.

Additionally, we and FOX agreed to renew the inventory buy back program for three additional years.  Under the terms of this agreement, FOX will continue to guarantee to Sinclair’s FOX stations 105 spots per week in prime-time programming, which the stations can then sell in the local market for their own account.  The 105 spots continue to be 15 spots higher than the 90 prime-time spots per week, which Sinclair’s stations were originally receiving from FOX.

Deregulation

Changes in law have also increased competition.  The Telecommunications Act of 1996 created greater flexibility and removed some limits on station ownership.  Telephone, cable and some other companies are also free to provide video services in competition with us.  In addition, the FCC has reallocated the spectrum occupied by television channels 52-59 for new services including fixed and mobile wireless services and digital broadcast services.  Among the potential new uses envisioned by the FCC for this reallocated spectrum are digital broadcast services based on coded orthogonal frequency division multiplex (COFDM) technology, including mobile television broadcasting services.  As a result of these changes, new companies are able to enter our markets and compete with us.

Digital Television

Our expectation is that we will have all but six of our television stations broadcasting a digital signal by December 1, 2002.  The six television stations that will not be broadcasting a digital signal by December 1, 2002 have digital construction permit applications pending with the FCC.  DTV channels are generally located in the range of channels from channel 2 through channel 51. The FCC required that affiliates of ABC, CBS, FOX and NBC in the top 10 television markets begin digital broadcasting by May 1, 1999 and that affiliates of these networks in markets 11 through 30 begin digital broadcasting by November 1999. All other commercial stations are required to begin digital broadcasting by May 1, 2002.  We filed applications for extensions for 33 of our presently owned stations.  For 19 of those stations, an extension was granted until November 1, 2002 and for two of those stations an extension was granted until December 17, 2002.  With respect to the remaining 12 stations, the FCC denied the extension request and issued letters admonishing the licensees and requiring the filing of progress reports, but afforded each station until December 1, 2002 to construct its facility.  We have filed the required progress reports and appealed the denial of the extension applications.  As of October 25, 2002, of the stations we own, two stations have  license applications pending, seven stations have digital construction permit applications pending, two will be filing license applications by mid-December, 11 stations are operating pursuant to special temporary authority to operate at low power, fourteen stations have filed requests for special temporary authority to operate at low power, and 12 stations will be filing requests to operate pursuant to special temporary authority to operate at low power   prior to December 1, 2002.  With respect to the LMA stations, of the six Cunningham stations we have entered into LMA agreements with, four have outstanding digital construction permits and two have digital applications pending.  Three of the stations with digital construction permits were granted extensions until November 1, 2002, November 14, 2002, November 15, 2002, respectively and the fourth had its extension request denied, but the FCC gave the station until December 1, 2002 to construct its facility. Of the other LMA stations, WTTA has filed a request for special temporary authority to operate at low power, WDKA has been granted special temporary authority to operate at low power, and WFGX has received an extension of time to construct its digital facility pending FCC action on a petition for rulemaking it has filed requesting a substitute DTV channel. WNYS and WDBB have digital construction permit applications pending.  On May 24, 2002, the FCC issued an Order and Notice of Proposed Rule Making which proposes a series of graduated sanctions to be imposed upon licensees who do not meet the FCC’s DTV build-out schedule.  If the rules are adopted, the stations could face monetary fines and possible loss of any digital construction permits that are not in compliance with the schedule announced in the rules.  After completion of the transition period, the FCC will reclaim the non-digital channels.  The FCC’s plan calls for the DTV transition period to end in the year 2006, at which time the FCC expects that television broadcasters will cease non-digital broadcasting and return one of their two channels to the government, allowing that spectrum to be recovered for other uses. During the transition period, each existing analog television station will be permitted to operate a second station that will broadcast using the digital standard.  The FCC has been authorized by Congress to extend the December 31, 2006 deadline for reclamation of a television station’s non-digital channel if, in any given case:

•                  one or more television stations affiliated with ABC, CBS, NBC or FOX in a market is not broadcasting digitally, and the FCC determines that such stations have “exercised due diligence” in attempting to convert to digital broadcasting, or

•                  less than 85% of the television households in the station’s market subscribe to a multichannel video service (cable, wireless cable or direct-to-home broadcast satellite television (“DBS”) that carries at least one digital channel from each of the local stations in that market, or less than 85% of the television households in the market can receive digital signals off the air using either a set-top converter box for an analog television set or a new DTV television set.

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

Interest Rate Derivative Instruments

As of September 30, 2002, we held four derivative instruments:

•            An interest rate swap agreement with a notional amount of $575.0 million that expires on September 3, 2006. The swap agreement requires us to pay a fixed rate which is set in the range of 5.95% to 7.0% and we receive a floating rate based on the three month London Interbank Offered Rate (“LIBOR”) (measurement and settlement is performed quarterly). This swap agreement is reflected as a derivative obligation based on its fair value of $72.7 million and $40.5 million as a component of other long-term liabilities in the accompanying consolidated balance sheets as of September 30, 2002 and December 31, 2001, respectively.  This swap agreement does not qualify for hedge accounting treatment under SFAS No. 133; therefore, changes in its fair market value are reflected currently in earnings as unrealized gain (loss) from derivative instruments.

•            An interest rate swap agreement with a notional amount of $250.0 million that expires on December 15, 2007 in which we receive a fixed rate of 8.75% and pay a floating rate based on LIBOR (measurement and settlement is performed quarterly).  This swap is accounted for as a hedge of our 8.75% debenture in accordance with SFAS No. 133 whereby changes in the fair market value of the swap are reflected as adjustments to the carrying amount of the debenture.  The swap is reflected in the accompanying balance sheets as a derivative asset and as a premium on the 8.75% debenture based on its fair value of $12.5 million and $4.0 million as of September 30, 2002 and December 31, 2001, respectively.

•            An interest rate swap agreement with a notional amount of $200.0 million which expires on July 15, 2007 in which we receive a fixed rate of 9% and pay a floating rate based on LIBOR (measurement and settlement is performed quarterly).  This swap is accounted for as a hedge of our 9% debenture in accordance with SFAS No. 133 whereby changes in the fair market value of the swap are reflected as adjustments to the carrying amount of the debenture.  This swap is reflected in the accompanying balance sheets as a derivative asset and as a premium on the 9% debenture based on its fair value of $9.3 million and $2.5 million as of September 30, 2002 and December 31, 2001, respectively. On October 15, 2002, the counter-party exercised its option to terminate the derivative.  As a result, we received payment of $11.0 million, which included $2.0 million of accrued interest.  The resulting $9.0 million bond premium  offsets the $9.0 million redemption premium that we paid to redeem our 9% senior subordinated notes due 2007. See Note 8 – Subsequent Events.

•            In March 2002, we entered into two interest rate swap agreements with notional amounts totaling $300 million which expire on September 15, 2012 in which we receive a fixed rate of 8% and pay a floating rate based on LIBOR (measurement and settlement is performed quarterly).  These swaps are accounted for as a hedge of our 8% debenture in accordance with SFAS 133 whereby changes in the fair market values of the swaps are reflected as adjustments to the carrying amount of the debenture.  These swaps are reflected in the accompanying balance sheet as a derivative asset and as a premium on the 8% debenture based on their fair value of $24.2 million.

The counterparties to these agreements are international financial institutions. We estimate the net fair value of these instruments at September 30, 2002 to be a liability of $26.7 million.  The fair value of the interest rate swap agreements is estimated by obtaining quotations from the financial institutions, which are a party to our derivative contracts. The fair value is an estimate of the net amount that we would pay on September 30, 2002 if the contracts were transferred to other parties or cancelled by us.

PART II.   OTHER INFORMATION

ITEM 4.  CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based on that evaluation, our Chief Executive Office and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

In addition, we have reviewed our internal controls and have seen no significant changes in our internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)              Exhibits

99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002, executed by the CEO.

99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002, executed by the CFO.

b)              Reports on Form 8-K

We filed a report on Form 8-K dated October 24, 2002.  Such filing included our press release regarding our proposed private offering of $150.0 million Senior Subordinated Notes due 2012.  No Financial statements were included.

We filed a report on Form 8-K dated November 8, 2002.  Such filing included our press release regarding the completion of our private offering of $125.0 million Senior Subordinated Notes due 2012.  No Financial statements were included.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on the 14th day of November 2002.

SINCLAIR BROADCAST GROUP, INC.

by:	/s/ David B. Amy
David B. Amy
Executive Vice President and Chief Financial Officer

I, David Smith, certify that:

1.               I have reviewed this quarterly report on Form 10-Q of Sinclair Broadcast Group, Inc. (registrant);

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of , and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

A)                                  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

B)                                    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

C)                                    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

A)                                  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

B)                                    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls, subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies in material weakness.

Date:	November 14, 2002

/s/ David D. Smith
Signature: David D. Smith, President & CEO

I, David Amy, certify that:

1.               I have reviewed this quarterly report on Form 10-Q of Sinclair Broadcast Group, Inc. (registrant);

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of , and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

A)          designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

B)            evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

C)            presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

A)          all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

B)            any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls, subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies in material weakness.

Date:	November 14, 2002

/s/ David B. Amy
Signature: David B. Amy, CFO