Form 10-K
period 2002-12-31
SINCLAIR BROADCAST GROUP INC
filed 2003-02-28
CIK 912752

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO .

COMMISSION FILE NUMBER: 000-26076

SINCLAIR BROADCAST GROUP, INC.
(Exact name of Registrant as specified in its charter)

Maryland (State of incorporation)	52-1494660 (I.R.S. Employer Identification No.)

10706 Beaver Dam Road
Hunt Valley, MD 21030
(Address of principal executive offices)

(410) 568-1500
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act:
Class A common stock, par value $.01 per share
Series D preferred stock, par value $.01 per share

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this report, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Based on the closing sales price of $9.83 per share as of February 14, 2003, the aggregate market value of the voting and non-voting common equity of the Registrant held by non-affiliates was approximately $429.7 million.

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Act). Yes ☒ No ☐

        Based on the closing price of $14.56 per share as June 28, 2002, the aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates was $620.8 million.

        As of February 14, 2003, there were 43,887,663 shares of class A common stock, $.01 par value; 41,705,678 shares of class B common stock $.01 par value, and 3,450,000 shares of series D preferred stock, $.01 par value, convertible into 7,561,644 shares of class A common stock at a conversion price of $22.813 per share, of the registrant issued and outstanding.

        In addition, 2,000,000 shares of $200 million aggregate liquidation value of 11.625% High Yield Trust Offered Preferred Securities of Sinclair Capital, a subsidiary trust of Sinclair Broadcast Group, Inc., are issued and outstanding.

Documents Incorporated by Reference

        Portions of the definitive proxy statement to be delivered to shareholders in connection with the 2003 annual meeting of shareholders are incorporated by reference into Part III.

PART I

FORWARD-LOOKING STATEMENTS

        This report includes or incorporates forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions about us, including, among other things:

  •
  the impact of war,
  •
  the impact of changes in national and regional economies,
  •
  volatility of programming costs,
  •
  the popularity of our programming,
  •
  successful integration of acquired television stations (including achievement of synergies and cost reductions),
  •
  the effectiveness of new sales people,
  •
  our ability to attract and maintain our local and national advertising,
  •
  our ability to service our outstanding debt,
  •
  pricing and demand fluctuations in local and national advertising,
  •
  changes in the makeup of the population in the areas where our stations are located,
  •
  the activities of our competitors, and
  •
  the effects of governmental regulation of broadcasting or changes in those regulations and court actions interpreting those regulations,
  •
  our ability to maintain our affiliation agreements with the relevent networks.

        Other matters set forth in this report, including the risk factors set forth in Item 7 of this report, and/or in the documents incorporated by reference may also cause actual results in the future to differ materially from those described in the forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.

ITEM 1. BUSINESS

        We are a diversified television broadcasting company that owns, provides programming and operating services pursuant to local marketing agreements (LMAs) or provides sales services pursuant to outsourcing agreements to more television stations than all but one other commercial broadcasting group in the United States. We currently own, provide programming and operating services pursuant to LMAs or provide sales services to 62 television stations in 39 markets and for purposes of this report, these 62 stations are referred to as "our" stations (or are similarly designated). We currently have duopolies, where we own and operate two stations, in ten markets; own and operate a station and provide programming and operating services to a second station in nine markets; own a station or stations and provide or are provided sales, operational and managerial services to another station in four markets.

        We have a mid-size market focus and 47 of our 62 stations are located in television designated market areas (DMAs) that rank between the 13thand 75th largest in the United States. Our television station group is diverse in network affiliation with 20 stations affiliated with FOX, 19 with The WB, eight with ABC, six with UPN, four with NBC and three with CBS. Two stations are not affiliated with any network.

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

        In January 1999, we acquired approximately 35% of Acrodyne Communications, Inc. (Acrodyne), a publicly held company that manufactures UHF transmitters for the television industry. Along with this investment, Sinclair hired a team of highly qualified individuals to develop the next generation of UHF digital transmitters. We have assigned the rights to this technology to Acrodyne and they are manufacturing most of our digital transmitters. In January 2003, our ownership interest increased to 82.43% as a result of a restructuring of our investment in Acrodyne in which we forgave indebtedness of Acrodyne to us and invested an additional $1.0 million in Acrodyne.

        In November 1999, we acquired an 82.5% equity interest in an entity that is now known as G1440 Holdings, Inc. (G1440) which has since grown to 89.6%. G1440 and its subsidiaries provide single-source, end-to-end e-Business solutions and a number of services and products, including a homebuilder application, an immigration tracking tool application, a syndicated television program management and scheduling application and a procurement application.

        We are a Maryland corporation formed in 1986. Our principal offices are located at 10706 Beaver Dam Road, Hunt Valley, MD 21030. Our telephone number is (410) 568-1500 and our website address is www.sbgi.net.

TELEVISION BROADCASTING

Markets and Stations

        We own and operate, provide programming services to, provide sales services to, or have agreed to acquire the following television stations:

Market	Market Rank (a)	Stations	Status(b)	Channel	Affiliation	Number of Commercial Stations in the Market(c)	Station Rank (d)	Digital Broadcast Status(m)	Expiration Date of FCC License
Tampa, Florida	13	WTTA	LMA	38	WB	9	6	D	2/1/05
Minneapolis/St. Paul, Minnesota	14	KMWB	O&O	23	WB	7	6	D	4/1/06
Sacramento, California	19	KOVR	O&O	13	CBS	6	2	D	12/1/06
Pittsburgh, Pennsylvania	21	WPGH WCWB	O&O O&O	53 22	FOX WB	7	4 5	D D	8/1/07 8/1/07
St. Louis, Missouri	22	KDNL	O&O	30	ABC	5	5	D	2/1/06
Baltimore, Maryland	24	WBFF WNUV	O&O LMA	45 54	FOX WB	6	4 5	D P	10/1/04 10/1/04
Raleigh-Durham, North Carolina	29	WLFL WRDC	O&O O&O	22 28	WB UPN	7	6 4	D D	12/1/04 12/1/04
Nashville, Tennessee	30	WZTV WUXP WNAB	O&O O&O OSA(e)	17 30 58	FOX UPN WB	6	4 5 6	P D D	8/1/05 8/1/05 8/1/05
Milwaukee, Wisconsin	31	WCGV WVTV	O&O O&O	24 18	UPN WB	7	4 6	P P	12/1/05 12/1/05
Cincinnati, Ohio	32	WSTR	O&O	64	WB	6	5	D	10/1/05
Kansas City, Missouri	33	KSMO	O&O	62	WB	7	5	D	2/1/06
Columbus, Ohio	34	WSYX WTTE	O&O LMA	6 28	ABC FOX	5	3 4	D D	10/1/05 10/1/05
Asheville, North Carolina and Greenville/Spartanburg/ Anderson, South Carolina	35	WBSC WLOS	LMA (f) O&O	40 13	WB ABC	7	5 3	D D	12/1/04 12/1/04
San Antonio, Texas	37	KABB KRRT	O&O O&O	29 35	FOX WB	7	4 5	P P	8/1/06 8/1/06
Birmingham, Alabama	40	WTTO WABM WDBB	O&O O&O LMA (g)	21 68 17	WB UPN WB	7	5 6 5	D D D	4/1/05 4/1/05 4/1/05
Norfolk, Virginia	41	WTVZ	O&O	33	WB	7	6	D	10/1/04
Buffalo, New York	44	WUTV WNYO	O&O O&O	29 49	FOX WB	7	4 5	P P	6/1/07 6/1/07
Oklahoma City, Oklahoma	45	KOCB KOKH	O&O O&O	34 25	WB FOX	8	5 4	D D	6/1/06 6/1/06
Greensboro/Winston-Salem/ Highpoint, North Carolina	46	WXLV WUPN	O&O O&O	45 48	ABC UPN	7	4 6	D D	12/1/04 12/1/04
Las Vegas, Nevada	52	KVWB KFBT	O&O O&O	21 33	WB IND (h)	7	5 7	D D	10/1/06 10/1/06
Dayton, Ohio	58	WKEF WRGT	O&O LMA	22 45	NBC FOX	6	3 4	D P	10/1/05 10/1/05
Richmond, Virginia	59	WRLH	O&O	35	FOX	5	4	D	10/1/04

Charleston and Huntington, West Virginia	61	WCHS WVAH	O&O LMA	8 11	ABC FOX	5	2 4	D D	10/1/04 10/1/04
Mobile, Alabama and Pensacola, Florida	62	WEAR WFGX	O&O LMA	3 35	ABC IND (h)	7	2 7	D P	2/1/05 2/1/05
Flint/Saginaw/Bay City, Michigan	64	WSMH	O&O	66	FOX	4	4	P	10/1/05
Lexington, Kentucky	65	WDKY	O&O	56	FOX	5	4	D	8/1/05
Des Moines, Iowa	72	KDSM	O&O	17	FOX	5	4	D	2/1/06
Cape Girardeau, Missouri/ Paducah, Kentucky	75	KBSI WDKA	O&O LMA	23 49	FOX WB	5	4 5	D D	2/1/06 8/1/05
Portland, Maine	76	WGME	O&O	13	CBS	5	2	D	4/1/07
Rochester, New York	77	WUHF	O&O	31	FOX	5	4	P	6/1/07
Syracuse, New York	80	WSYT WNYS	O&O LMA	68 43	FOX WB	5	4 5	D P	6/1/07 6/1/07
Springfield/Champaign, Illinois	82	WICS WICD	O&O O&O	20 15	NBC NBC	5	2 2 (i)	D D	12/1/05 12/1/05
Madison, Wisconsin	86	WMSN	O&O	47	FOX	5	4	D	12/1/05
Cedar Rapids, Iowa	88	KGAN	O&O(j)	2	CBS	5	3	D	2/1/06
Tri-Cities, Tennessee	90	WEMT	O&O	39	FOX	6	4	D	8/1/05
Charleston, South Carolina	105	WMMP WTAT	O&O LMA	36 24	UPN FOX	5	5 4	D D	12/1/04 12/1/04
Springfield, Massachusetts	106	WGGB	O&O	40	ABC	2	2	D	4/1/07
Tallahassee, Florida	107	WTWC WTXL	O&O OSA(k)	40 27	NBC ABC	5	3 2	D P	2/1/05 2/1/05
Peoria/Bloomington, Illinois	117	WYZZ	O&O(l)	43	FOX	5	4	D	12/1/05

(a)
Rankings are based on the relative size of a station's designated market area (DMA) among the 210 generally recognized DMAs in the United States as estimated by Nielsen as of November 2002.

(b)
"O & O" refers to stations that we own and operate. "LMA" refers to stations to which we provide programming services pursuant to a local marketing agreement. "OSA" refers to stations to which we provide sales services pursuant to outsourcing agreements.

(c)
Represents the estimated number of television stations designated by Nielsen as "local" to the DMA, excluding public television stations and stations that do not meet the minimum Nielsen reporting standards (weekly cumulative audience of at least 0.1%) for the Monday-Sunday, 7:00 a.m. to 1:00 a.m. time period as of November 2002.

(d)
The rank of each station in its market is based upon the November 2002 Nielsen estimates of the percentage of persons tuned to each station in the market from 7:00 a.m. to 1:00 a.m., Monday-Sunday.

(e)
Sinclair has entered into a five-year outsourcing agreement with the unrelated third party owner of WNAB-TV to provide certain non-programming related sales, operational and administrative services to WNAB-TV.

(f)
The license assets for this station are currently owned by Cunningham Broadcasting Corporation (formerly Glencairn, Ltd.) or one of its subsidiaries and we intend to acquire these assets upon FCC approval. The FCC denied our application to acquire the license of this station and we have filed a motion for reconsideration of that decision.

(g)
WDBB-TV simulcasts the programming broadcast on WTTO-TV pursuant to a local marketing agreement.

(h)
"IND" or "Independent" refers to a station that is not affiliated with any of ABC, CBS, NBC, Fox, WB, or UPN.

(i)
WICD-TV, a satellite of WICS-TV, under FCC rules, simulcasts all of the programming aired on WICS-TV and the station rank applies to the combined viewership of these stations.

(j)
Sinclair has entered into a five-year outsourcing agreement with an unrelated third party under which the unrelated third party provides certain non-programming related sales, operational and managerial services to KGAN-TV. Sinclair continues to own all of the assets of KGAN-TV and to program and control the station's operations.

(k)
Sinclair has entered into a five-year outsourcing agreement with the unrelated third party owner of WTXL-TV to provide certain non-programming related sales, operational and managerial services for WTXL-TV.

(l)
Sinclair has entered into a seven-year outsourcing agreement with an unrelated third party, under which the unrelated third party provides certain non-programming related sales, operational and managerial services to WYZZ-TV. Sinclair continues to own all of the assets of WYZZ-TV and to program and control the station's operations.

(m)
All stations currently broadcast an analog signal. In addition, many stations broadcast a digital signal. "D" refers to stations that currently broadcast a digital signal. "P" refers to stations which have not commenced digital operations because they are awaiting grant of construction permits from the FCC, or are awaiting delivery of equipment, or are awaiting approval from the FCC to operate at low power.

Operating Strategy

        Our operating strategy includes the following elements:

        Programming to Attract Viewership.    We seek to target our programming offerings to attract viewership, particularly in the 18 to 49 year-old age bracket. In pursuit of this strategy we seek to obtain, at attractive prices, popular syndicated programming that is complementary to each station's network programming. We also seek to broadcast live local sporting events. Moreover, we produce and/or broadcast local news at 31 of our television stations in 26 separate markets. We have recently instituted a project to increase, in a cost-effective manner, local news programming at many of our stations by using a central support operation which provides national and regional news coverage in coordination with local news operations. Our programming strategy on our FOX, WB, UPN and independent stations also includes "counter programming," which consists of broadcasting programs that are alternatives to the types of programs being shown concurrently on competing stations.

        Developing Local Franchises.    We believe that the greatest opportunity for a sustainable and growing customer base lies within our local communities. We have therefore focused on developing a strong local sales force at each of our television stations. For the year ended December 31, 2002, 57.6% of our time sales, excluding political advertising revenue, were local. Our goal is to continue to grow our share of local revenues.

        Control of Operating and Programming Costs.    By employing a disciplined approach to managing programming acquisition and other costs, we have been able to achieve operating margins that we believe are among the highest in the television broadcast industry. We believe our national reach of approximately 24% of the country provides us with a strong position to negotiate with programming providers and, as a result, the opportunity to purchase high quality programming at more favorable prices. Moreover, we emphasize control of each of our stations' programming and operating costs through program-specific profit analysis, detailed budgeting, tight control over staffing levels and detailed long-term planning models.

        Utilization of Local Marketing Agreements and Duopolies.    We have sought to increase our revenues and improve our margins by providing programming services pursuant to an LMA to a second station in selected DMAs where we already own one station or by owning two stations in a single DMA. We believe that we can attain growth in operating cash flow through the utilization of such duopolies. Duopolies allow us to improve our competitive position with respect to a demographic sector and to realize significant economies of scale in marketing, programming, overhead and capital expenditures. We also believe that these arrangements assist stations whose operations may have been marginally profitable to continue to air popular programming and contribute to diversity of programming in their respective DMAs. As a result of the FCC's revision of its duopoly rules to permit the ownership of up to two television stations in a DMA under certain circumstances, we have acquired several stations that we had been programming pursuant to LMAs. We own duopolies in ten markets and operate a second station pursuant to an LMA in nine markets. We currently are permitted under FCC guidelines to establish new duopolies in the Minneapolis, Tampa, and Sacramento markets, if suitable acquisitions can be identified and negotiated under acceptable terms. In certain markets where we currently program stations pursuant to LMAs, the duopoly rules would prevent us from continuing the LMA. We challenged the application of these rules to our stations in the U.S. Court of Appeals for the D.C. Circuit. The Court held that parts of the television duopoly rule were arbitrary and capricious and remanded the rule to the FCC for further consideration. The FCC has commenced a broad-based rulemaking proceeding to review all the broadcast multiple ownership rules. See "Risk Factors—The FCC's ownership restrictions limit our ability to operate multiple television stations, and changes in these rules may threaten our existing strategic approach to certain television markets."

        Use of Outsourcing Agreements.    In addition to our LMAs and duopolies, we have entered into four (and intend to seek opportunities for additional) outsourcing agreements in which our stations provide or are provided various non-programming related services such as sales, operational and managerial services to or by other stations. Pursuant to these agreements, our stations currently provide services to other stations in Tallahassee, Florida and Nashville, Tennessee and other parties provide services to our stations in Peoria/Bloomington, Illinois and in Cedar Rapids, Iowa. We believe this structure will allow stations to achieve operational efficiencies and economies of scale, which should otherwise improve broadcast cash flow and competitive positions. We will continue to seek additional opportunities for entering into outsourcing agreements in the future.

        Strategic Realignment of Station Portfolio.    In anticipation of the possibility of deregulation of the television ownership rules, including changes in the national ownership cap, the duopoly "eight voices test", and newspaper/television cross-ownership rules as well as the recent court decision vacating the cable/television cross-ownership rules, we are re-examining our television station group portfolio. Our objective is to build our local franchises in the markets we deem strategic and to divest or swap our non-strategic stations. In order to achieve our objective and to prepare us for the expected rule changes, we have retained Bear, Stearns & Co. Inc. to review our television station group make-up, advise us on market opportunities which could strengthen our competitive position, make recommendations on markets we should exit, if any, and bring together potential sellers and buyers. In connection with this process, we routinely review and conduct investigations of potential television station acquisitions, dispositions and station swaps. At any given time, we may be in discussions with one or more station owners. On July 24, 2002, we completed the sale of the television station WTTV-TV in Bloomington, Indiana and its satellite station, WTTK-TV in Kokomo, Indiana to a third party. We previously entered into an agreement with a third party to purchase certain non-license television broadcast assets of WNAB-TV in Nashville, Tennsessee. We have made a non-refundable deposit against the purchase price of the put or call option on such non-license assets in return for a reduction in the monthly fees we pay pursuant to our outsourcing agreement with the third party owner of WNAB-TV. We are also providing a financial incentive in the form of broadcast cash flow sharing with the third party owner. At this time, we have not otherwise entered into any agreements or understandings with respect to any transaction and there can be no assurance that any transactions will be completed. See "Risk Factors—The FCC's ownership restrictions limit our ability to operate multiple television stations, and changes in these rules may threaten our existing strategic approach to certain television markets."

        Local News.    We believe that the production and broadcasting of local news is an important link to the community and an aid to the station's efforts to expand its viewership. In addition, local news programming can provide access to advertising sources targeted specifically to local news viewers. We carefully assess the anticipated benefits and costs of producing local news prior to introduction at one of our stations because a significant investment in capital equipment is required and substantial operating expenses are incurred in introducing, developing and producing local news programming. We provide news programming wherever it is cost effective and seek to make it cost effective through the news central format. We also continuously review the performance of our existing news operations to make sure that they are economically viable. We currently provide local news programming at 31 of the television stations we own and/or program located in 26 separate markets. We can produce news programming in these markets at relatively low cost per hour of programming and the programming serves the local community by providing additional news outlets in these markets, some of which are broadcast at different times. We have recently instituted a project to increase, in a cost-effective manner, local news programming at many of our stations by using a central support operation which provides national and regional news coverage in coordination with local news operations. In October 2002, we added news programming at our station WSMH-TV in Flint, Michigan and on February 3, 2003, we added an 11:00 p.m. local newscast on our Baltimore station, WBFF-TV, both utilizing the centralized news format.

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

        Attract and Retain High Quality Management.    We believe that much of our success is due to our ability to attract and retain highly skilled and motivated managers at both the corporate and local station levels. A significant portion of the compensation available to group general managers, sales managers and other station managers is based on their exceeding certain operating results. We also provide some of our corporate and station managers with deferred compensation plans offering options to acquire class A common stock.

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

Investment Strategy

        Internet.    Although we have continued to see a dramatic decrease in the value of Internet-related and wireless businesses that began in 2000, we continue to explore opportunities for television broadcasters to work with these businesses to increase their profitability and to use the resources of the Internet and wireless outlets to enhance the offerings and value of our broadcast stations. Currently we hold an 89.6% equity interest in G1440 which is a single-source, end-to-end eBusiness solutions provider engaged in developing, and providing web-based applications. The accounts of G1440 are included in our consolidated financial statements. G1440 provides a variety of services and products which include a homebuilder application, an immigration tracking tool application, a syndicated television program management and scheduling application, and a procurement application.

        In furtherance of our Internet strategy, we routinely review and conduct investigations of potential Internet-related and wireless opportunities. When we believe a favorable opportunity exists, we seek to enter into discussions with the owners of Internet-related and wireless businesses regarding the possibility of an acquisition, equity investment or barter transaction. At any given time, we may be in discussions with one or more parties. We cannot be assured that any of these or other negotiations will lead to definitive agreements or, if agreements were reached, that any transactions would be consummated and completed.

        Summa Holdings, Ltd.    On December 30, 2002 we invested $20 million in Summa Holdings, Ltd. (Summa) resulting in a 17.5% equity interest. Summa is a holding company which owns automobile dealerships, retail tire franchises and a leasing company. David D. Smith, our President and Chief Executive Officer has a controlling interest in Summa and is on the Board of Directors. We will have significant influence over the operating and financial policies of Summa by holding a board seat (in addition to the board seat held by David D. Smith); therefore we will account for this investment under the equity method of accounting.

ACQUISITIONS AND DISPOSITIONS

        LMA Acquisitions.    In January 2002 we acquired the licenses and related assets of a number of stations which we had previously been programming pursuant to LMAs. These acquisitions and the prices paid for the licenses and related assets were as follows:

Cunningham/WPTT, Inc. Acquisition

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

        On November 15, 1999, we entered into five separate plans and agreements of merger, pursuant to which we would acquire through merger with subsidiaries of Cunningham Broadcasting Corporation (Cunningham), (formerly Glencairn, Ltd.), television broadcast stations WABM-TV, Birmingham, Alabama, KRRT-TV, San Antonio, Texas, WVTV-TV, Milwaukee, Wisconsin, WRDC-TV, Raleigh, North Carolina, and WBSC-TV (formerly WFBC-TV), Anderson, South Carolina. The consideration for these mergers was the issuance to Cunningham of shares of Class A common voting stock of Sinclair. The total value of the shares that were issued in consideration for all the mergers was $7.7 million. In December 2001, we received FCC approval on all the transactions except for WBSC-TV (see below). Accordingly, on February 1, 2002, we closed on the purchase of the FCC license and related assets of WABM-TV, KRRT-TV, WVTV-TV and WRDC-TV.

        WBSC LMA.    The license assets of WBSC-TV Greenville/Spartansburg/Anderson, South Carolina, are currently owned by Cunningham and we intend to acquire these assets upon FCC approval. The FCC recently denied our application to acquire the license for this station based on the "eight voices test" and we have filed a motion for reconsideration of that decision.

Mission Acquisition

        Pursuant to our merger with Sullivan Broadcast Holdings, Inc. which was effective July 1, 1998, we acquired options to acquire television broadcast station WUXP-TV in Nashville, Tennessee from Mission Broadcasting I, Inc. and television broadcast station WUPN-TV in Greensboro, North Carolina from Mission Broadcasting II, Inc. On November 15, 1999, we exercised our options to acquire both of the foregoing stations. In December 2001, we received FCC approval and in January 2002, we closed on the purchase of the FCC licenses and related assets of WUXP-TV and WUPN-TV for the assumption of notes aggregating $4.2 million and $0.1 million of cash. Prior to closing, we programmed these stations pursuant to an LMA.

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

WUHF Acquisition

        On April 30, 2002, we acquired the FCC license and related assets of WUHF-TV in Rochester, New York from BS&L Broadcasting, Inc. (BS&L). As consideration for the purchase of the FCC license and related assets, we forgave a note receivable from BS&L in the amount of $22.0 million. Prior to the completion of the acquisition, we programmed WUHF-TV pursuant to an LMA.

WNYO Acquisition

        In August 2000, we entered into an agreement to purchase the stock of Grant Television, the owner of WNYO-TV in Buffalo, New York, for a purchase price of $51.5 million. In October 2000, we completed the stock acquisition of Grant, obtaining the non-license assets of WNYO-TV and began programming the television station under a local marketing agreement. The acquisition was accounted for under the purchase method of accounting whereby the purchase price was allocated to property and programming assets, acquired intangible broadcast assets and other intangible assets for $2.9 million, $3.9 million and $39.8 million, respectively. In December 2001, we received FCC approval and on January 25, 2002, we completed the purchase of the FCC license and related assets of WNYO-TV for a purchase price of $3.2 million in cash and the assumption of a note payable of $3.5 million.

Other

        In January 2002, the Rainbow/PUSH Coalition filed with the U.S. Court of Appeals for the D.C. Circuit a Notice of Appeal of the FCC's Memorandum Opinion and Order approving certain of the acquisitions described above. The stations affected by the Notice of Appeal are WNUV-TV, WTTE-TV, WRGT-TV, WTAT-TV, WVAH-TV, KOKH-TV, KRRT-TV, WVTV-TV, WRDC-TV, WABM-TV, WBSC-TV, WCWB-TV, WLOS-TV and KABB-TV. Oral arguments in this matter are scheduled for the first quarter of 2003.

WTTV Disposition

        On April 18, 2002, we entered into an agreement to sell the television station of WTTV-TV in Bloomington, Indiana and its satellite station, WTTK-TV in Kokomo, Indiana (collectively referred to as WTTV-TV) to a third party. On July 24, 2002, WTTV-TV had net assets and liabilities held for sale of $108.8 million, and we completed such sale for $124.5 million and recognized a gain, net of taxes, of $7.5 million, which was used to pay down indebtedness. The operating results of WTTV-TV are not included in our consolidated results from continuing operations for the years ended December 31, 2002, 2001 and 2000.

FEDERAL REGULATION OF TELEVISION BROADCASTING

        The ownership, operation and sale of television stations are subject to the jurisdiction of the FCC, which acts under authority granted by the Communications Act of 1934, as amended ("Communications Act"). Among other things, the FCC assigns frequency bands for broadcasting; determines the particular frequencies, locations and operating power of stations; issues, renews, revokes and modifies station licenses; regulates equipment used by stations; adopts and implements regulations and policies that directly or indirectly affect the ownership, operation and employment practices of stations; and has the power to impose penalties for violations of its rules or the Communications Act.

        The following is a brief summary of certain provisions of the Communications Act, the Telecommunications Act of 1996 ("the 1996 Act") and specific FCC regulations and policies. Reference should be made to the Communications Act, the 1996 Act, FCC rules and the public notices and rulings of the FCC for further information concerning the nature and extent of federal regulation of broadcast stations.

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

        All of the stations that we currently own and operate or provide programming services to pursuant to LMAs, are presently operating under regular licenses, which expire as to each station on the dates set forth under "Television Broadcasting" above. Although renewal of a license is granted in the vast majority of cases even when petitions to deny are filed, there can be no assurance that the license of any station will be renewed.

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

        The FCC generally applies its ownership limits to "attributable" interests held by an individual, corporation, partnership or other association. In the case of corporations holding, or through subsidiaries controlling, broadcast licenses, the interests of officers, directors and those who, directly or indirectly, have the right to vote 5% or more of the corporation's stock (or 20% or more of such stock in the case of insurance companies, investment companies and bank trust departments that are passive investors) are generally attributable. In August 1999, the FCC revised its attribution and multiple ownership rules, and adopted the equity-debt-plus rule that causes certain creditors or investors to be attributable owners of a station. Under this rule, a major programming supplier (any programming supplier that provides more than 15% of the station's weekly programming hours) or same-market media entity will be an attributable owner of a station if the supplier or same-market media entity holds debt or equity, or both, in the station that is greater than 33% of the value of the station's total debt plus equity. For purposes of this rule, equity includes all stock, whether voting or non-voting, and equity held by insulated limited partners in partnerships. Debt includes all liabilities whether long-term or short-term. In addition, under the 1999 ownership rules, LMAs are attributable where a licensee owns a television station and programs a television station in the same market.

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

        As a result of these provisions, the licenses granted to our subsidiaries by the FCC could be revoked if, among other restrictions imposed by the FCC, more than 25% of our stock were directly or indirectly owned or voted by aliens. Sinclair and its subsidiaries are domestic corporations, and the members of the Smith family (who together hold over 90% of the common voting rights of Sinclair) are all United States citizens. The amended and restated Articles of Incorporation of Sinclair ("the amended certificate") contain limitations on alien ownership and control that are substantially similar to those contained in the Communications Act. Pursuant to the amended certificate, Sinclair has the right to repurchase alien-owned shares at their fair market value to the extent necessary, in the judgment of its board of directors, to comply with the alien ownership restrictions.

        Radio/Television Cross-Ownership Rule.    The FCC's radio/television cross-ownership rule (the "one to a market" rule) generally permits a party to own a combination of up to two television stations and six radio stations in the same market depending on the number of independent media voices in the market.

        Broadcast/Daily Newspaper Cross-Ownership Rule.    The FCC's rules prohibit the common ownership of a radio or television broadcast station and a daily newspaper in the same market.

        Dual Network Rule.    The four major television networks, ABC, CBS, NBC and FOX, are prohibited, absent a waiver, from merging with each other. In May 2001, the FCC amended its dual network rule to permit the four major television networks to own, operate, maintain or control the UPN and/or The WB television network.

        National Ownership Rule.    No individual or entity may have an attributable interest in television stations reaching more than 35% of the national television viewing audience. In February 2002, the U.S. Court of Appeals for the D.C. Circuit remanded to the FCC its decision not to alter this rule. Under this rule, which currently remains in effect pending the FCC's review thereof as mandated by the court, where an individual or entity has an attributable interest in more than one television station in a market, the percentage of the national television viewing audience encompassed within that market is only counted once. Since, historically, VHF stations have shared a larger portion of the market than UHF stations, only half of the households in the market area of any UHF station are included when calculating whether an entity or individual owns television stations reaching more than 35% of the national television viewing audience (commonly referred to as the "UHF discount"). All but eight of the stations owned and operated by us, or to which we provide programming services, are UHF. We reach approximately 24% of U.S. television households or 14% taking into account the FCC's UHF discount.

        Local Television (Duopoly) Rule.    A party may own two television stations in adjoining markets, even if there is Grade B overlap between the two stations' signals, and generally may own two stations in the same market:

  •
  if there is no Grade B overlap between the stations; or
  •
  if the market containing both the stations contains at least eight independently owned full-power television stations (the "eight voices test") and not more than one station is among the top-four ranked stations in the market.

        In addition, a party may request a waiver of the rule to acquire a second station in the market if the station to be acquired is economically distressed or not yet constructed and there is no party who does not own a local television station who would purchase the station for a reasonable price. In April 2002, the D.C. Circuit held that the eight voices test of the duopoly rules was arbitrary and capricious and remanded the rules to the FCC for further consideration.

        In September 2002, the FCC commenced a broad-based rulemaking proceeding to review all of its broadcast multiple ownership rules. The FCC has publicly stated that it intends to conclude this proceeding in the spring of 2003.

        Antitrust Regulation.    The Department of Justice ("DOJ") and the Federal Trade Commission have increased their scrutiny of the television industry since the adoption of the 1996 Act, and have reviewed matters related to the concentration of ownership within markets (including LMAs) even when the ownership or LMA in question is permitted under the laws administered by the FCC or by FCC rules and regulations. The DOJ takes the position that an LMA entered into in anticipation of a station's acquisition with the proposed buyer of the station constitutes a change in beneficial ownership of the station which, if subject to filing under the Hart-Scott-Rodino Anti Trust Improvements Act ("HSR") Act, cannot be implemented until the waiting period required by that statute has ended or been terminated.

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

        In the past, a licensee could own one station and program and provide other services to another station pursuant to an LMA in the same market because LMAs were not considered attributable interests. However, under the duopoly rules adopted in August 1999, LMAs are attributable where a licensee owns a television station and programs more than 15% of the weekly broadcast time of another television station in the same market. The rules provide that LMAs entered into on or after

November 5, 1996 had until August 5, 2001 to come into compliance with the 1999 duopoly rules. LMAs entered into before November 5, 1996 are grandfathered until the conclusion of the FCC's 2004 biennial review. In certain cases, parties with grandfathered LMAs, may be able to rely on the circumstances at the time the LMA was entered into in advancing any proposal for co-ownership of the station. We acquired 15 of the stations we had been programming pursuant to LMA's. We currently program 11 television stations pursuant to LMAs. Of these 11 stations, three of the LMAs are not subject to divestiture because they involve stations which we could own under the 1999 duopoly rules, but either have decided not to acquire at this time or have no right to acquire, four LMAs (including an LMA with a station we have filed an application to acquire) were entered into before November 5, 1996, and four LMAs were entered into on or after November 5, 1996 (although we believe a valid position exists that one of these four LMAs was effectively entered into prior to November 5, 1996). We filed a Petition for Review of the Report and Order adopting the 1999 duopoly rules in the U.S. Court of Appeals for the D.C. Circuit. In June 2001, the U.S. Court of Appeals for the D.C. Circuit granted our motion for stay of the requirement that we divest the four LMAs entered into on or after November 5, 1996 by August 5, 2001, which stay is still pending. In April 2002, the Court held that the eight voices test of the duopoly rules was arbitrary and capricious and remanded the rules to the FCC for further consideration. The FCC has commended a broad based rule making proceeding to review all of its multiple ownership rules. We expect revised rules to be adopted by the FCC in 2003.

        In December 2001 the FCC issued a decision which, among other things, granted a number of Sinclair and Cunningham applications and dismissed our application to acquire the license of one of the stations (WBSC-TV) we program pursuant to a pre-November 5, 1996 LMA as not meeting the requirements for ownership under the new duopoly rules. We have filed a motion for reconsideration of the dismissal. In January 2002, the Rainbow/PUSH Coalition filed with the U.S. Court of Appeals for the D.C. Circuit an appeal of the FCC's decision. The stations affected by the Notice of Appeals are WNUV-TV, WTTE-TV, WRGT-TV, WTAT-TV, WVAH-TV, KOKH-TV, KRRT-TV, WVTV-TV, WRDC-TV, WABM-TV, WBSC-TV, WCWB-TV, WLOS-TV and KABB-TV. Oral arguments in this matter are scheduled for the first quarter of 2003. Although we do not expect to lose these licenses as a result of these proceedings, we can provide you no assurance as to the outcome of the appeal.

The Satellite Home Viewer Act ("SHVA")

        In 1988, Congress enacted SHVA which enabled satellite carriers to provide broadcast programming to those satellite subscribers who were unable to obtain broadcast network programming over-the-air. SHVA did not permit satellite carriers to retransmit local broadcast television signals directly to their subscribers. The Satellite Home Viewer Improvement Act of 1999 ("SHVIA") revised SHVA to reflect changes in the satellite and broadcasting industry. This legislation allows satellite carriers to provide local television signals by satellite within a station market, and effective January 1, 2002, required satellite carriers to carry all local signals in any market where it carries any local signals. On or before July 1, 2001, SHVIA required all television stations to elect to exercise certain "must carry" or "retransmission consent" rights in connection with their carriage by satellite carriers. We have entered into agreements granting the two primary satellite carriers retransmission consent to carry all of our stations.

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

        Therefore, under certain circumstances, a cable system may decline to carry a given station. Alternatively, if a broadcaster chooses to exercise retransmission consent rights, it can prohibit cable systems from carrying its signal or grant the appropriate cable system the authority to retransmit the broadcast signal for a fee or other consideration. In October 2002, we elected must-carry or retransmission consent with respect to each of our stations based on our evaluation of the respective markets and the position of our owned or programmed station(s) within the market. Our stations continue to be carried on all pertinent cable systems, and we do not believe that our elections have resulted in the shifting of our stations to less desirable cable channel locations. Many of the agreements we have negotiated for cable carriage are short term, subject to month-to-month extensions.

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

Syndicated Exclusivity/Territorial Exclusivity

        The FCC's syndicated exclusivity rules allow local broadcast television stations to demand that cable operators black out syndicated non-network programming carried on "distant signals" (i.e., signals of broadcast stations, including so-called "superstations," which serve areas substantially removed from the cable system's local community). The FCC's network non-duplication rules allow local broadcast network television affiliates to require that cable operators black out duplicating network programming carried on distant signals. However, in a number of markets in which we own or program stations affiliated with a network, a station that is affiliated with the same network in a nearby market is carried on cable systems in our market. This is not necessarily in violation of the FCC's network non-duplication rules. However, the carriage of two network stations on the same cable system could result in a decline of viewership adversely affecting the revenues of our owned or programmed stations. The FCC recently announced that stations need only broadcast on their digital channel during primetime hours and need only cover their community of license during the DTV transition period.

Digital Television

        The FCC has taken a number of steps to implement digital television ("DTV") broadcasting services. The FCC has adopted an allotment table that provides all authorized television stations with a second channel on which to broadcast a DTV signal. The FCC has attempted to provide DTV coverage areas that are comparable to stations' existing service areas. The FCC has ruled that television broadcast licensees may use their digital channels for a wide variety of services such as high-definition television, multiple standard definition television programming, audio, data, and other types of communications, subject to the requirement that each broadcaster provide at least one free video channel equal in quality to the current technical standard and further subject to the requirement that broadcasters pay a fee of 5% of gross revenues on all DTV subscription services.

        DTV channels are generally located in the range of channels from channel 2 through channel 51. The FCC required that affiliates of ABC, CBS, FOX and NBC in the top 10 television markets begin digital broadcasting by May 1, 1999 and that affiliates of these networks in markets 11 through 30 begin digital broadcasting by November 1999. All other commercial stations were required to begin digital broadcasting by May 1, 2002.

        Of the television stations that we own and operate, as of February 24, 2003, five are operating at their full DTV power and thirty-five are operating their DTV facilities at low power as permitted by the FCC pursuant to special temporary authority. Six stations have applications for digital construction permits pending before the FCC, including one of the stations which is operating at low power. Three stations have received extensions of their digital construction permits because equipment deliveries have delayed completion of construction and one station has recently received its DTV permit. Of the Cunningham stations we LMA, four stations are operating their DTV facilities at low power pursuant to special temporary authority, one station has a DTV construction permit that does not expire until November 2003, and one station has a pending DTV application. Of the other LMA stations, WTTA and WDBB are operating at low power pursuant to special temporary authority, WDKA has been granted special temporary authority to operate at low power, WFGX has received an extension of time to construct its digital facility pending FCC action on a petition for rulemaking that it filed requesting a substitute DTV channel, and WNYS has a digital application pending.

        On May 24, 2002, the FCC issued an Order and Notice of Proposed Rule Making which proposes a series of graduated sanctions to be imposed upon licensees who do not meet the FCC's DTV build-out schedule. If the rules are adopted, the stations could face monetary fines and possible loss of any digital construction permits that are not in compliance with the schedule announced in the rules. After completion of the transition period, the FCC will reclaim the non-digital channels. The FCC's plan calls for the DTV transition period to end December 31, 2006, at which time the FCC expects that television broadcasters will cease non-digital broadcasting and return one of their two channels to the government, allowing that spectrum to be recovered for other uses. During the transition period, each existing analog television station will be permitted to operate a second station that will broadcast using the digital standard.

        The FCC has been authorized by Congress to extend the 2006 deadline for reclamation of a television station's non-digital channel if, in any given case:

  •
  one or more television stations affiliated with ABC, CBS, NBC or FOX in a market is not broadcasting digitally, and the FCC determines that each such station has "exercised due diligence" in attempting to convert to digital broadcasting and satisfies the conditions for an extension of the FCC's applicable construction deadlines for DTV service in that market;
  •
  digital-to-analog converter technology is not generally available in such market; or
  •
  15% or more of the television households in such market do not subscribe to a multichannel video service (cable, wireless cable or direct-to-home broadcast satellite television) that carries at least one digital channel from each of the local stations in that market, and cannot receive digital signals using either a television receiver capable of receiving digital signals or a receiver equipped with a digital-to-analog converter.

        On January 27, 2003, the FCC initiated its second periodic review of its rules on the conversion to digital television, releasing a notice of proposed rulemaking. The notice invited comments on the difficulties broadcasters face in building their DTV stations and on the interpretation of the statutory language concerning the 2006 deadline.

        Congress directed the FCC to begin auctioning analog channels 60-69 in 2001 even though the FCC is not to reclaim them until 2006. The channel 60-69 auction has been delayed and is currently scheduled to be held in 2003. Congress further permitted broadcasters to bid on the non-digital channels in cities with populations over 400,000. If the channels are owned by our competitors, they may exert increased competitive pressure on our operations. In addition, the FCC released a Report and Order on January 18, 2002, reallocating the 698-746 MHz spectrum band, currently comprising television channels 52-59, to permit both wireless services and certain new broadcast operations. The FCC completed an auction of this spectrum on September 18, 2002. Analog broadcasters are required to cease operation on this spectrum by the end of 2006 unless the FCC extends the end of the digital transition period. The FCC envisions that this band will be used for a variety of wireless and broadcast-type applications including two-way interactive services and services using COFDM technology. We cannot predict how the development of this spectrum will affect Sinclair's television operations.

        Implementation of digital television has imposed substantial additional costs on television stations because of the need to replace equipment and because some stations will need to operate at higher utility costs. There can be no assurance that our television stations will be able to increase revenue to offset such costs. In addition the FCC has proposed imposing new public interest requirements on television licensees in exchange for their receipt of DTV channels.

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

        We cannot predict the effect of legislation on our station's advertising revenues. During March 2002, legislation passed in Congress and was signed into law by the President that revised the laws regarding the rates charged by television stations to legally qualified candidates for office and the rules regarding "soft money" advertising and advocacy advertising by labor unions and corporations. Immediately upon passage, a constitutional challenge was filed.

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

        Equal Employment Opportunity.    On November 20, 2002, the FCC adopted new rules requiring licensees to create equal employment opportunity outreach programs and maintain records and make filings with the FCC evidencing such efforts. The FCC simultaneously released a notice of proposed rulemaking seeking comments on whether and how to apply the new rules and policies to part-time positions, defined as less than 30 hours per week.

        Children's Television Programming.    Television stations are required to broadcast a minimum of three hours per week of "core" children's educational programming, which the FCC defines as programming that:

  •
  has the significant purpose of serving the educational and informational needs of children 16 years of age and under;
  •
  is regularly scheduled weekly and at least 30 minutes in duration; and
  •
  is aired between the hours of 7:00 a.m. and 10:00 p.m.

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

COMPETITION

        Our television stations compete for audience share and advertising revenue with other television stations in their respective DMAs, as well as with other advertising media, such as radio, newspapers, magazines, outdoor advertising, transit advertising, Internet, yellow page directories, direct mail, satellite television, local cable television and wireless video. Some competitors are part of larger organizations with substantially greater financial, technical and other resources than we have.

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

        Broadcast television stations compete for advertising revenues primarily with other broadcast television stations, radio stations, cable channels and cable system operators serving the same market, as well as with newspapers, the Internet, yellow page directories and outdoor advertising opportunities. Traditional network programming generally achieves higher household audience levels than FOX, WB and UPN programming and syndicated programming aired by our independent stations. This can be attributed to a combination of factors, including the traditional networks' efforts to reach a broader audience, generally better signal carriage available when broadcasting over VHF channels 2 through 13 versus broadcasting over UHF channels 14 through 69 and the higher number of hours of traditional network programming being broadcast weekly. However, greater amounts of advertising time are available for sale during FOX, UPN and WB programming and non-network syndicated programming, and as a result we believe that our programming typically achieves a share of television market advertising revenues greater than its share of the market's audience.

        Television stations compete for audience share primarily on the basis of program popularity, which has a direct effect on advertising rates. A large amount of a station's programming is supplied by FOX, ABC, NBC and CBS, and to a lesser extent WB and UPN. In those periods, our affiliated stations are largely dependent upon the performance of the networks' programs in attracting viewers. Non-network time periods are programmed by the station primarily with syndicated programs purchased for cash, cash and barter, or barter-only, and also through self-produced news, public affairs, live local sporting events, and other entertainment programming.

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

        There are sources of video service other than conventional television stations, the most common being cable television, which can increase competition for a broadcast television station by bringing into its market distant broadcasting signals not otherwise available to the station's audience, serving as a distribution system for national satellite-delivered programming and other non-broadcast programming originated on a cable system and selling advertising time to local advertisers. Other principal sources of competition include home video exhibition and Direct Broadcast Satellite services and multichannel multipoint distribution services ("MMDS"). DBS and cable operators in particular are competing more aggressively than in the past for advertising revenues. This competition could adversely affect our stations' revenues and performance in the future.

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

        While DTV technology is currently available in a large number of viewing markets, a successful transition from the current analog broadcast format to a digital format may take many years. We cannot be assured that our efforts to take advantage of the new technology will be commercially successful.

        We also compete for programming, which involves negotiating with national program distributors or syndicators that sell first-run and rerun packages of programming. Our stations compete for exclusive access to those programs against in-market broadcast station competitors for syndicated products. Although, historically cable systems did not generally compete with local stations for programming, more recently national cable networks have more frequently acquired programs that would have otherwise been offered to local television stations. Public broadcasting stations generally compete with commercial broadcasters for viewers but not for advertising dollars.

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

EMPLOYEES

        As of December 31, 2002, we had approximately 3,179 employees. Approximately 175 employees at eight of our television stations are represented by labor unions under certain collective bargaining agreements. We have not experienced any significant labor problems and consider our overall labor relations to be good.

AVAILABLE INFORMATION

        Our Internet address is: www.sbgi.net. We make available, free of charge through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed pursuant to Section 13 (a) or 15 (d) of the Exchange Act as soon as reasonably practicable after such documents are electronically filed with the SEC. We have made these filings available prior to November 15, 2002. In addition, our earnings conference calls are web cast for seven calendar days via our website.

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

	OWNED	LEASED
Office and Studio Buildings	606,520 sq. ft	463,452 sq. ft
Office and Studio Land	54 acres	4 acres
Transmitter Building Site	65,447 sq. ft	49,741 sq. ft
Transmitter and Tower Land	1,350 acres	3,432 acres

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of our stockholders during the fourth quarter of 2002.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our class A common stock is listed for trading on the NASDAQ stock market under the symbol SBGI. The following table sets forth for the periods indicated the high and low sales prices on the NASDAQ stock market.

2001	High	Low
First Quarter	$13.06	$7.00
Second Quarter	10.55	4.95
Third Quarter	11.25	7.56
Fourth Quarter	9.74	6.96
2002	High	Low
First Quarter	$13.78	$9.00
Second Quarter	17.75	11.95
Third Quarter	14.97	9.97
Fourth Quarter	14.16	10.35

        As of February 14, 2003, there were approximately 79 stockholders of record of our common stock. This number does not include beneficial owners holding shares through nominee names. Based on information available to us, we believe we have more than 5,000 beneficial owners of our class A common stock.

        We generally have not paid a dividend on our common stock and do not expect to pay dividends on our common stock in the foreseeable future. Our 2002 bank credit agreement and some of our subordinated debt instruments generally restrict us from paying dividends on our common stock. Under the indentures governing our 8% senior subordinated notes due 2012 and 8.75% senior subordinated notes due 2011, we are restricted from paying dividends on our common stock unless certain specified conditions are satisfied, including that

  •
  no event of default then exists under the indenture or certain other specified agreements relating to our indebtedness and
  •
  we, after taking account of the dividend, are in compliance with certain net cash flow requirements contained in the indenture. In addition, under certain of our senior unsecured debt, the payment of dividends is not permissible during a default thereunder.

ITEM 6. SELECTED FINANCIAL DATA

        The selected consolidated financial data for the years ended December 31, 2002, 2001, 2000, 1999 and 1998 have been derived from our audited consolidated financial statements. The consolidated financial statements for the years ended December 31, 2002, 2001 and 2000 are included elsewhere in this report.

        The information below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements included elsewhere in this report.

STATEMENT OF OPERATIONS DATA
(dollars in thousands, except per share data)

	Years Ended December 31,
	2002	2001	2000	1999	1998
Statement of Operations Data:
Net broadcast revenues (a)	$670,534	$623,837	$699,422	$643,088	$537,793
Barter revenues	60,911	53,889	54,595	60,052	55,276
Other revenues	4,344	6,925	4,494	—	—

Total revenues	735,789	684,651	758,511	703,140	593,069
Operating costs (b)	309,254	311,494	320,817	276,092	213,192
Expenses from barter arrangements	54,567	48,159	48,543	54,463	49,805
Depreciation and amortization (c) (d)	185,939	260,526	230,889	204,612	158,653
Stock-based compensation	1,399	1,559	1,762	2,467	2,873
Impairment and write down charge of long-lived assets	—	16,075	—	—	—
Restructuring costs	—	3,700	—	—	—
Contract termination costs	—	5,135	—	—	—
Cumulative adjustment for change in assets held for sale	—	—	619	—	—

Operating income	184,630	38,003	155,881	165,506	168,546
Interest expense (d)	(126,500)	(143,574)	(152,219)	(181,569)	(141,704)
Subsidiary trust minority interest expense (e)	(23,890)	(23,890)	(23,890)	(23,890)	(23,923)
Gain (loss) on sale of broadcast assets	(478)	204	—	(418)	1,232
Unrealized (loss) gain on derivative instrument	(30,939)	(32,220)	(296)	15,747	(9,050)
Loss related to investments	(1,189)	(7,616)	(16,764)	—	—
Interest and other income	3,585	3,758	2,812	3,082	6,631

Income (loss) before income taxes	5,219	(165,335)	(34,476)	(21,542)	1,732
(Provision) benefit for income taxes	(1,369)	51,875	(3,355)	(23,281)	(30,811)

Income (loss) from continuing operations	3,850	(113,460)	(37,831)	(44,823)	(29,079)
Discontinued Operations:
Income (loss) from discontinued operations, net of related income taxes	372	(52)	6,932	20,235	16,980
Gain on sale of broadcast assets, net of related income taxes	7,519	—	108,264	192,372	6,282
Extraordinary item:
Loss on early extinguishment of debt, net of related income taxes	(9,831)	(14,210)	—	—	(11,063)
Cumulative adjustment for change in accounting principle net of related income taxes	(566,404)	—	—	—	—

Net (loss) income	$(564,494)	$(127,722)	$77,365	$167,784	$(16,880)

Net (loss) income available to common Shareholders	$(574,844)	$(138,072)	$67,015	$157,434	$(27,230)

Other Data:
Broadcast cash flow (f)	$293,548	$255,519	$329,907	$321,568	$294,510
Broadcast cash flow margin (g)	43.8%	41.0%	45.1%	50.0%	54.8%
Adjusted EBITDA (h)	$273,753	$235,769	$307,602	$302,679	$277,917
Adjusted EBITDA margin (g)	40.8%	37.8%	41.9%	47.1%	51.7%
After tax cash flow (i)	$143,703	$91,262	$145,469	$137,245	$149,759
Program contract payments (j)	$99,922	$91,267	$84,131	$69,558	$52,084
Corporate overhead expense	$19,795	$19,750	$22,305	$18,646	$16,593
Capital expenditures	$62,909	$29,017	$33,256	$30,861	$19,426
Cash flows from operating activities	$149,615	$58,888	$69,127	$130,665	$150,480
Cash flows from (used in) investing activities	$52,822	$(33,338)	$209,820	$452,499	$(1,812,682)
Cash flows (used in) from financing activities	$(229,173)	$2,422	$(291,264)	$(570,024)	$1,526,143
Per Share Data:
Basic loss per share from continuing operations	$(0.08)	$(1.47)	$(0.53)	$(0.57)	$(0.42)
Basic earnings per share from discontinued operations	$0.09	$—	$1.26	$2.20	$0.25
Basic loss per share from extraordinary item	$(0.12)	$(0.17)	$—	$—	$(0.12)
Basic loss per share from cumulative effect of accounting change	$(6.64)	$—	$—	$—	$—
Basic net income (loss) per share	$(6.74)	$(1.64)	$0.73	$1.63	$(0.29)
Diluted loss per share from continuing operations	$(0.08)	$(1.47)	$(0.53)	$(0.57)	$(0.42)
Diluted earnings per share from discontinued operations	$0.09	$—	$1.26	$2.20	$0.25
Diluted loss per share from extraordinary item	$(0.12)	$(0.17)	$—	$—	$(0.12)
Diluted loss per share from cumulative effect of accounting change	$(6.64)	$—	$—	$—	$—
Diluted net income (loss) per share	$(6.74)	$(1.64)	$0.73	$1.63	$(0.29)

Balance Sheet Data:
Cash and cash equivalents	$5,327	$32,063	$4,091	$16,408	$3,268
Total assets	$2,606,773	$3,289,426	$3,400,640	$3,619,510	$3,852,752
Total debt (k)	$1,551,970	$1,685,630	$1,616,426	$1,792,339	$2,327,221
HYTOPS (l)	$200,000	$200,000	$200,000	$200,000	$200,000
Total stockholders' equity	$211,180	$771,960	$912,530	$974,917	$816,043

(a)
"Net broadcast revenues" are defined as broadcast revenues net of agency commissions.

(b)
Operating costs include program and production expenses and selling, general and administrative expenses.

(c)
Depreciation and amortization includes amortization of program contract costs and net realizable value adjustments, depreciation and amortization of property and equipment, and amortization of acquired intangible broadcasting assets, other assets and costs related to excess syndicated programming.

(d)
Depreciation and amortization and interest expense amounts differ from prior presentations for the fiscal years ended December 31, 2000, 1999, and 1998. Previously the amortized costs associated with the issuance of indebtedness had been classified as depreciation and amortization instead of being classified as interest expense. Accordingly, we reclassified $3,313, $3,288 and $2,752 as interest expense for the fiscal years ended December 31, 2000, 1999 and 1998, respectively.

(e)
Subsidiary trust minority interest expense represents the distributions on the HYTOPS and amortization of deferred finance costs. See footnote k.

(f)
"Broadcast cash flow" (BCF) is defined as operating income plus corporate expenses, selling, general and administrative expenses related to software development and consulting operations, stock-based compensation, depreciation, and amortization (including film amortization, and amortization of deferred compensation), restructuring charges, contract termination costs, impairment and write down of long-lived assets, cumulative adjustment for change in assets held for sale, less other revenue and cash payments for program rights. Cash program payments represent cash payments made for current programs payable and do not necessarily correspond to program usage. We have presented BCF data, which we believe is comparable to the data provided by the other companies in the industry, because such data are commonly used as a measure of performance for broadcast companies; however, there can be no assurance that it is comparable. However, BCF does not purport to represent cash provided by operating activities as reflected in our consolidated statements of cash flows and is not a measure of financial performance under generally accepted accounting principles. In addition, BCF should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. Management believes the presentation of BCF is relevant and useful because 1) it is a measurement utilized by lenders to measure our ability to service our debt, 2) it is a measurement utilized by industry analysts to determine a private market value of our television stations and 3) it is a measurement industry analysts utilize when determining our operating performance.

(g)
"Broadcast cash flow margin" is defined as broadcast cash flow divided by net broadcast revenues. "Adjusted EBITDA margin" is defined as Adjusted EBITDA divided by net broadcast revenues.

(h)
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

(i)
"After tax cash flow" (ATCF) is defined as net income (loss) available to common shareholders, plus extraordinary items (before the effect of related tax benefits) plus depreciation and amortization (excluding film amortization), stock-based compensation, amortization of deferred financing costs, restructuring charges, contract termination costs, impairment and write down of long-lived assets, the cumulative adjustment for change in assets held for sale, the loss of equity investments (or minus the gain), unrealized loss on derivative instruments (or minus the gain), the deferred tax provision related to operations or minus the deferred tax benefit, the cumulative affect of change in accounting principle, the loss on the sale of discontinued operations (or minus the gain) and loss on sale of assets (or minus the gain) and minus deferred NOL carrybacks. We have presented ATCF data, which we believe is comparable to the data provided by other companies in the industry, because such data are commonly used as a measure of performance for broadcast companies; however, there can be no assurances that it is comparable. ATCF is presented here not as a measure of operating results and does not purport to represent cash provided by operating activities. ATCF should not be considered in isolation or as substitute for measures of performance prepared in accordance with generally accepted accounting principles. Management believes the presentation of ATCF is relevant and useful because ATCF is a measurement utilized by industry analysts to determine a public market value of our television stations and ATCF is a measurement analysts utilize when determining our operating performance.

(j)
Program contract payments do not include payments related to WTTV-TV, which we sold on July 24, 2002. Program contract payments related to WTTV-TV for the years ended December 31, 2002, 2001, 2000, 1999 and 1998 were $6,405, $10,989, $10,171, $9,915, and $9,023, respectively.

(k)
"Total debt" is defined as long-term debt, net of unamortized discount, and capital lease obligations, including the current portion thereof. Total debt does not include the HYTOPS or our preferred stock.

(l)
HYTOPS represents our Obligated Mandatorily Redeemable Security of Subsidiary Trust Holding Solely KDSM Senior Debentures representing $200 million aggregate liquidation value.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

        We are a diversified broadcasting company that owns and operates, provides programming services pursuant to LMAs or provides sales services pursuant to outsourcing agreements to more television stations than all but one other commercial broadcasting group in the United States. We currently own, provide programming services pursuant to LMAs or provide sales services to 62 television stations in 39 markets. We currently have duopolies where we own and operate two stations in ten markets; own and operate a station and provide programming and operating services to a second station in nine markets; and own a station and provide or are provided sales, operational and managerial services to a second station in four markets.

        Our operating revenues are derived from local and national advertisers and, to a much lesser extent, from political advertisers and television network compensation. Our revenues from local advertisers have continued to trend upward and revenues from national advertisers have continued to trend downward when measured as a percentage of gross broadcast revenue. We believe this trend is primarily the result of our focus on increasing local advertising revenues as a percentage of total advertising revenues, from a decrease in overall spending by national advertisers and from an increase in the number of media outlets providing national advertisers a means by which to advertise their goods or services. Our efforts to mitigate the effect of increasing national media outlets include continuing our efforts to increase local revenues and developing innovative marketing strategies to sell traditional and non-traditional services to national advertisers.

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

        Allowance for Doubtful Accounts.    We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the economy and /or the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make their payments, additional allowances may be required.

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

        The rights to program materials are reflected in the Consolidated Balance Sheets at the lower of unamortized cost or estimated net realizable value. Estimated net realizable values are based upon management's expectation of future advertising revenues net of sale commissions to be generated by the program material. Amortization of program contract costs is generally computed using either a four year accelerated method or based on usage, whichever yields the greater amortization for each program. Program contract costs, estimated by management to be amortized in the succeeding year, are classified as current assets. Payments of program contract liabilities are typically paid on a scheduled basis and are not affected by adjustments for amortization or estimated net realizable value. If we are unable to realize management's estimate of future advertising revenues, additional writedowns to net realizable value may be required.

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

        Set forth below are the principal types of broadcast revenues received by our stations for the periods indicated and the percentage contribution of each type to our total gross broadcast revenues:

BROADCAST REVENUE
(dollars in thousands)

	Years ended December 31,
	2002		2001		2000
Local/regional advertising	$413,428	53.3%	$391,872	54.3%	$405,134	49.9%
National advertising	309,923	40.0%	307,514	42.7%	355,697	43.9%
Network compensation	16,450	2.1%	16,754	2.3%	17,656	2.2%
Political advertising	33,176	4.3%	2,559	0.4%	29,990	3.7%
Production	1,966	0.3%	2,069	0.3%	2,379	0.3%

Broadcast revenues	774,943	100.0%	720,768	100.0%	810,856	100.0%

Less: agency commissions	(104,409)		(96,931)		(111,434)

Broadcast revenues, net	670,534		623,837		699,422
Barter revenues	60,911		53,889		54,595
Other revenues	4,344		6,925		4,494

Total revenues	$735,789		$684,651		$758,511

        Our primary types of programming and their approximate percentages of 2002 net broadcast revenues were syndicated programming (51.5%), network programming (24.9%), news (13.8%), direct advertising programming (6.6%), sports programming (2.6%) and children's programming (0.6%). Similarly, our five largest categories of advertising and their approximate percentages of 2002 net time sales were automotive (23.2%), professional services (10.7%), fast food advertising (7.4%), retail department stores (6.7%), and paid programming (6.7%). No other advertising category accounted for more than 4.5% of our net time sales in 2002. No individual advertiser accounted for more than 2.7% of our consolidated net broadcast revenues in 2002.

        The following table sets forth certain of our operating data for the years ended December 31, 2002, 2001 and 2000. For definitions of items, see footnotes to table in "Item 6. Selected Financial Data".

OPERATING DATA
(dollars in thousands)

	Years ended December 31,
	2002	2001	2000
Net broadcast revenue	$670,534	$623,837	$699,422
Barter revenue	60,911	53,889	54,595
Other revenue	4,344	6,925	4,494

Total revenue	735,789	684,651	758,511
Operating costs	309,254	311,494	320,817
Expenses from barter arrangements	54,567	48,159	48,543
Depreciation and amortization	185,939	260,526	230,889
Stock-based compensation	1,399	1,559	1,762
Impairment and write down charge of long-lived assets	—	16,075	—
Restructuring costs	—	3,700	—
Contract termination costs	—	5,135	—
Cumulative adjustment for change in assets held for sale	—	—	619

Operating income	$184,630	$38,003	$155,881

Cumulative effect of change in accounting principle	$(566,404)	$—	$—

Net income (loss)	$(564,494)	$(127,722)	$77,365

Net income (loss) available to common shareholders	$(574,844)	$(138,072)	$67,015

Other Data:
Broadcast cash flow	$293,548	$255,519	$329,907
BCF margin	43.8%	41.0%	45.1%
Adjusted EBITDA	$273,753	$235,769	$307,602
Adjusted EBITDA margin	40.8%	37.8%	41.9%
After tax cash flow	$143,703	$91,262	$145,469
Program contract payments	99,922	91,267	84,131
Corporate expense	19,795	19,750	22,305
Capital expenditures	62,909	29,017	33,256
Cash flows from operating activities	149,615	58,888	69,127
Cash flows from (used in) investing activities	52,822	(33,338)	209,820
Cash flows (used in) from financing activities	(229,173)	2,422	(291,264)

Results of Operations

Years Ended December 31, 2002 and 2001

        Net loss available to shareholders for the year ended December 31, 2002 was $574.8 million or net loss of $6.74 per share compared to net loss of $138.1 million or loss of $1.64 per share for the year ended December 31, 2001. The net loss for the year ended December 31, 2002 was largely the result of the cumulative effect of change in accounting principle of $566.4 million net of taxes.

        Net broadcast revenues increased to $670.5 million for the year ended December 31, 2002 from $623.8 million for the year ended December 31, 2001, or 7.5%. The year ending December 31, 2002 was positively impacted by higher advertising revenues generated from the political, automotive, services, restaurants, home products, schools, and beer/wine, offset by weakness in the fast food and soft drink sectors. During the year ended December 31, 2002, national revenues increased to $271.9 million, or 7.0%, from $254.0 million during 2001. National political revenues increased $19.1 million, or 1,888.0%. During the year ended December 31, 2002, local revenues increased to $369.0 million, or 8.3%, from $340.6 million during 2001. Local political revenues increased $6.9 million, or 556.0%, representing 2.0% of the increase in total local revenues. The increase in political revenues was primarily the result of the several primary and general elections during 2002.

        National revenues, excluding political revenues, declined $1.3 million to $251.7 million, or 0.5%, during the year ended December 31, 2002 from $253.0 million during the year ended December 31, 2001. Local revenues, excluding political revenues, increased $21.5 million to $360.8 million, or 6.3%, during the year ended December 31, 2002 from $339.3 million during 2001.

        Same station basis is a comparison of only the stations that we owned or provided programming and operating services pursuant to an LMA for both entire years ending December 31, 2002 and 2001. On a same station basis for the year ended December 31, 2002, national revenues including political revenues increased $17.2 million, or 6.8%, and local sales increased $29.4 million, or 8.8%, over 2001. The increase in national revenues was primarily due to the increase in political revenues. The increase in local revenues is related to our continued focus on developing a strong local sales force at each of our stations.

        In addition, for the year ended December 31, 2001, the events of September 11th had a direct impact on the revenues of media related businesses. The impact of the terrorist attacks to us due to pre-emptions and cancelled advertisements was estimated to be a $5.4 million revenue loss during 2001.

        The network affiliations that experienced the largest revenue growth for the year ended December 31, 2002 were our NBC and CBS affiliates which increased 21.3% and 19.3%, respectively, compared with the year ended December 31, 2001. Our ABC and FOX affiliates experienced revenue growth of 11.3% and 9.1%, respectively, for the year ended December 31, 2002 as compared to the year ended December 31, 2001. The WB affiliates' revenue increased 2.0% for the year ended December 31, 2002 as compared to the year ended December 31, 2001. The UPN affiliates' revenue decreased 1.7% for the year ended December 31, 2002 as compared to the year ended December 31, 2001.

        Other revenue decreased to $4.3 million for the year ended December 31, 2002 from $6.9 million for the year ended December 31, 2001 or 37.7%. The decrease in revenue relates to a decreased demand for services from our software development and consulting company, due to the slow economy and a decrease in revenue of $0.4 million related to the closing of the San Francisco office during the first quarter 2001.

        Operating costs were $309.3 million for the year ended December 31, 2002 compared to $311.5 million for the year ended December 31, 2001, a decrease of $2.2 million or 0.7%. The decrease in operating costs related to a decrease in program and production expenses due to the acquisition of

15 television broadcast licenses during the three months ended March 31, 2002, which we are able to operate at a lower cost than under the previous LMA structure. In addition, we reduced our spending for the February rating sweeps promotion due to direct competition from the Olympics. The decrease in operating expenses also resulted from the full quarter effect of our restructuring program initiated during the three months ended March 31, 2001, and the restructuring costs incurred during 2001, related to discontinued programming of local news at our stations KDNL-TV in St. Louis, Missouri and WXLV-TV in Winston-Salem, North Carolina.

        Depreciation and amortization decreased $74.6 million to $185.9 million for the year ended December 31, 2002 from $260.5 million for the year ended December 31, 2001. The decrease in depreciation and amortization for the year ended December 31, 2002 as compared to the year ended December 31, 2001 was related to the adoption of SFAS No. 142 which resulted in the discontinuation of amortization of our goodwill and broadcast licenses, offset by an increase in amortization of our program contract costs and net realizable value adjustments related to our addition of new programming such as Dharma & Greg and Will & Grace as well as write downs related to additional seasons for Frasier, Drew Carey, Spin City, Just Shoot Me, and Third Rock from the Sun and an increase in depreciation of fixed assets related to our property additions, primarily resulting from our digital television conversion.

        For the year ended December 31, 2002, we did not incur any restructuring charges, impairment and write-down of long-lived assets (except for the impact of adopting SFAS No. 142) or contract termination costs. During the three months ended March 31, 2001, we offered a voluntary early retirement program to our eligible employees and implemented a restructuring program to reduce operating and overhead costs. As a result, we reduced our staff by 186 employees and incurred a restructuring charge of $2.3 million, which is included in the accompanying consolidated statements of operations. During September 2001, our station KDNL-TV in St. Louis, Missouri, discontinued programming its local news broadcast. As a result, we incurred a restructuring charge of $1.1 million. During December 2001, WXLV-TV in Winston-Salem, North Carolina discontinued programming its local news broadcast. As a result we incurred a restructuring charge of $0.3 million. The restructuring charges related to severance and operating contract termination costs. During the nine months ended September 2001, we incurred an impairment and write-down of long-lived assets of $5.5 million and contract termination costs.

        Operating income increased $146.6 million to $184.6 million for the year ended December 31, 2002 from $38.0 million for the year ended December 31, 2001, or 385.8%. The net increase in operating income for the year ended December 31, 2002 as compared to the year ended December 31, 2001 was primarily attributable to a decrease in amortization due to the adoption of SFAS No. 142 which resulted in the discontinuation of amortization of our goodwill and FCC licenses offset by an increase in program contract amortization expense and property and equipment depreciation expense. Operating income was also affected by a decrease in program and production expenses due to the acquisition of 15 television broadcast licenses resulting in our ability to operate at a cost lower than operating those stations as LMA structures and reduced spending for sweeps promotion due to direct competition from the Olympics. During the year ended December 31, 2001, we incurred a loss of $16.1 million related to a write down charge of long-lived assets. This charge is comprised of goodwill related to our software development company and our station KBSI-TV in Paducah, Kentucky, and a write off of fixed assets which represent the net book value of damaged, obsolete or abandoned property. We also incurred contract termination costs of $5.1 million and restructuring charges of $3.7 million during the year ended December 2001. We did not incur any write-down charge of long-lived assets, contract termination or restructuring charges for the year ended December 31, 2002.

        Interest expense decreased to $126.5 million for the year ended December 31, 2002 from $143.6 million for the year ended December 31, 2001, or 11.9%. The decrease in interest expense for the year ended December 31, 2002 resulted from the refinancing of indebtedness at lower interest rates during December 2001, March 2002, July 2002, November 2002 and December 2002 and an overall lower interest rate environment.

        Our income tax provision was $1.4 million for the year ended December 31, 2002 compared to an income tax benefit of $51.9 million for the year ended December 31, 2001. Our tax rate changed to a provision in 2002 from a benefit in 2001 because we reported net income in 2002 compared to a net loss in 2001. The effective tax rate from continuing operations decreased to 26.2% for the year ended December 31, 2002 from 31.3% for the year ended December 31, 2001. The decrease is primarily because (prior to the implementation of SFAS No. 142 for 2002) our reported income in 2001 was reduced by amortization of goodwill, which was non-deductible for tax purposes.

        Loss related to investments decreased to $1.2 million for the year ended December 31, 2002 as compared to $7.6 million for the year ended December 31, 2001. The loss related to investments for the year ended December 31, 2002 primarily relates to a loss of $1.4 million as a result of a write down of our investment in Allegiance Capital, a loss of $0.1 million from the sale of our interest in Synergy Brands, Inc., offset by a gain of $0.3 million related to proceeds of a settlement to shareholders of Acrodyne.

        We recognized income from discontinued operations of $7.9 million, which includes a gain on the sale of WTTV-TV in Indianapolis, Indiana of $7.5 million for the year ended December 31, 2002 as compared to a loss from discontinued operations of $52,000 for the year ended December 31, 2001.

        As a result of the implementation of SFAS No. 133, one of our derivatives does not qualify for special hedge accounting treatment. Therefore, this derivative must be recognized in the balance sheet at fair market value and the changes in fair market value are reflected in earnings. As a result, we recognized $30.9 million of losses during 2002.

        Broadcast cash flow increased to $293.5 million for the year ended December 31, 2002 from $255.5 million for the year ended December 31, 2001, or 14.9%. The broadcast cash flow margin for the year ended December 31, 2002 increased to 43.8% from 41.0% for the year ended December 31, 2001. The increase in broadcast cash flow for the year ended December 31, 2002 as compared to the year ended December 31, 2001 was primarily due to an increase in net broadcast revenue, a decrease in operating costs, offset by an increase in program contract payments.

        Adjusted EBITDA increased to $273.8 million for the year ended December 31, 2002 from $235.8 million for the year ended December 31, 2001 or 16.1%. Adjusted EBITDA margin increased to 40.8% for the year ended December 31, 2002 from 37.8% for the year ended December 31, 2001. The increases in Adjusted EBITDA and margins for the year ended December 31, 2002 as compared to the year ended December 31, 2001 primarily resulted from an increase in net broadcast revenue and a decrease in operating costs offset by an increase in program contract payments.

        After tax cash flow increased to $143.7 million for the year ended December 31, 2002 from $91.3 million for the year ended December 31, 2001, or 57.4%. The increase in after tax cash flow for the year ended December 31, 2002, as compared to the year ended December 31, 2001, primarily resulted from an increase in net broadcast revenue, a decrease in operating costs, a decrease in interest expense, an increase in the current tax benefit offset by an increase in program contract amortization.

Years ended December 31, 2001 and 2000

        Net loss available to common shareholders for the year ended December 31, 2001 was $138.1 million or $1.64 per share compared to net income available to common stockholders for the year ended December 31, 2000 of $67.0 million or $0.73 per share.

        Net broadcast revenue decreased $75.6 million to $623.8 million for the year ended December 31, 2001 from $699.4 million for the year ended December 31, 2000, or 10.8%. The decrease in net broadcast revenue for the year ended December 31, 2001 as compared to the year ended December 31, 2000 was comprised of a decrease in revenues of $84.1 million on a same station basis offset by an increase of $8.5 million related to 2000 acquisitions, and the 2001 outsourcing agreement with WTXL-TV. On a same station basis, local revenue decreased $23.0 million and national revenue decreased $63.6 million, offset by an increase in other broadcast revenue of $4.0 million. Other broadcast revenue increased by $2.5 million related to an increase in tower rental revenue and an increase in syndicator revenue. Political revenues declined $23.7 million to $2.3 million for the year ended December 31, 2001 compared to $26.0 million for the year ended December 30, 2000, or 91.2%, representing 1.5% of the decrease in local revenues and 4.6% of the decrease in national revenues. The decrease in political revenues was primarily the result of the Presidential election and numerous local elections during the 2000 period. The decrease in national and local revenues was primarily due to a soft advertising market resulting from a weak economy as well as increasing competition from other forms of advertising-based mediums, particularly network, cable television, direct satellite television, and Internet that have a direct impact on the distribution of advertising dollars in our markets. In addition, the events of September 11, 2001 had a direct impact on the revenues of media related businesses. The terrorist attacks led to the pre-emption and cancellation of advertisements, which caused a $5.4 million revenue loss during 2001.

        Other revenue increased $2.4 million to $6.9 million for the year ended December 31, 2001 from $4.5 million for the year ended December 31, 2000, or 53.3%. The increase was comprised of a general increase in Internet consulting and development revenue generated by G1440, which represents sales of $1.9 million and an increase in sales of $1.5 million due to the 2000 acquisition of a software design company, an increase in sales related to the "Builder" software product division offset by a decrease of $1.2 million related to the reorganization of the San Francisco office of G1440.

        Total operating costs decreased $9.3 million to $311.5 million for the year ended December 31, 2001 from $320.8 million for the year ended December 31, 2000, or 2.9%. The decrease in operating costs for the year ended December 31, 2001 as compared to the year ended December 31, 2000 was comprised of a decrease in programming and production expense of $6.4 million and a decrease in selling, general and administrative costs of $3.0 million. The decrease in selling, general and administrative costs related to an increase of $1.9 million in general and administrative costs for G1440, $0.7 million for health insurance, and $0.9 million in bad debt, offset by a decrease in sales expense of $4.2 million, and a decrease in salaries of $2.5 million. On a same station basis, operating costs decreased by $10.5 million offset by an increase of $5.7 million related to 2000 acquisitions and our outsourcing agreement with WTXL-TV.

        Depreciation and amortization increased $29.6 million to $260.5 million for the year ended December 31, 2001 from $230.9 million for the year ended December 31, 2000. The increase in depreciation and amortization related to fixed asset, intangible asset, and program contract additions associated with the 2000 acquisitions and program contract additions related to our investment in programming.

        Interest expense decreased $8.6 million to $143.6 million for the year ended December 31, 2001 from $152.2 million for the year ended December 31, 2000, or 5.7%. The decrease in interest expense for the year ended December 31, 2001 as compared to the year ended December 31, 2000 primarily resulted from the reduction of our indebtedness using the proceeds from the disposition of our radio broadcast assets in December 2000 and, during 2001, an overall lower interest rate market environment, offset by an increase in interest expense related to capital leases. Subsidiary trust minority interest expense of $23.9 million for the year ended December 31, 2001 is related to the private placement of the $200 million aggregate liquidation value 11.625% high yield trust offered preferred securities (HYTOPS) completed March 12, 1997.

        Operating income decreased $117.9 million to $38.0 million for the year ended December 31, 2001 from $155.9 million for the year ended December 31, 2000. The net decrease in operating income for the year ended December 31, 2001 as compared to the year ended December 31, 2000 was primarily attributable to a decrease in net broadcast revenues, an increase in depreciation and amortization, an impairment and write down charge of $16.1 million, a restructuring charge of $2.3 million related to a reduction in our work force of 186 employees and a restructuring charge of $1.4 million related to the discontinuance of the news at our stations KDNL-TV, St. Louis, Missouri and WXLV-TV in Winston-Salem, North Carolina, and contract termination costs. These costs were offset by decreases in programming production costs as well as selling, general and administrative costs.

        During June 2001, the San Francisco office of our Internet consulting and development subsidiary was reorganized. The office reduced staff due to a significant slow down of business activity in the San Francisco market. In addition, the focus of the San Francisco office has shifted toward marketing an existing product. As a result, management determined that the San Francisco office's goodwill was permanently impaired and, as such, recorded a charge to write-off goodwill in the amount of $2.8 million during June 2001. Also, during 2001, we wrote-off $4.2 million of fixed assets which represents the net book value of damaged, obsolete, or abandoned property. The impairment and write-down charge decreased operating income as noted above.

        During February 2001, we offered a voluntary early retirement program to eligible employees and implemented a restructuring program to reduce operating and overhead costs. As a result, we reduced our staff by 186 employees and incurred a restructuring charge of $2.3 million which is included in the accompanying Consolidated Statements of Operations. During September 2001, KDNL-TV in St. Louis, Missouri discontinued programming its local news broadcast. As a result, we incurred a restructuring charge of $1.1 million. During December 2001, WXLV-TV in Winston-Salem, North Carolina discontinued programming its local news broadcast. As a result, we incurred a restructuring charge of $0.3 million. The restructuring charges related to severance, operating contract termination costs, and legal costs. The restructuring charge decreased operating income for the year ended December 31, 2001.

        During the third quarter of 2001, Sinclair terminated certain agreements and entered into new agreements with unrelated third parties. We incurred $5.1 million of contract termination costs, and we received $21.4 million for entering into a new contract. Both the amounts will be recognized as a reduction of selling, general and administrative expenses on a straight-line basis over the term of the contracts.

        Loss related to investments decreased to $7.6 million for the year ended December 31, 2001 as compared to $16.8 million for the year ended December 31, 2000. The loss related to investments for the year ended December 31, 2001 primarily relates to a loss of $4.2 million recognized during 2001 as a result of our write-off of our loans to Acrodyne Communications, Inc. (Acrodyne), of which, as of December 31, 2001, we held approximately a 35% equity interest. We also recognized losses as a result of write-downs of our investments for How Stuff Works, Inc. of $0.9 million, Chatfish of $0.6 million and Synergy Brands, Inc. of $2.1 million. Our equity earnings for our investment in Allegiance Capital L.P. increased by $0.2 million.

        We recognized a loss from discontinued operations of $52,000 for the year ended December 31, 2001 as compared to $6.9 million for the year ended December 31, 2000. The loss from discontinued operations for the year ended December 31, 2001 related to the sale of WTTV-TV in Indianapolis, Indiana. Of the net income from discontinued operations, net of taxes for the year ended December 31, 2000, $2.0 million related to the sale of WTTV-TV, Indianapolis, Indiana and $4.9 million resulted from the disposition of our radio broadcast assets in December 1999 and during 2000.

        As a result of the implementation of SFAS No. 133, one of our derivatives does not qualify for special hedge accounting treatment. Therefore, this derivative must be recognized in the balance sheet at fair market value and the changes in fair market value are reflected in earnings. As a result, we recognized $32.2 million of losses during 2001.

        Broadcast cash flow decreased $74.4 million to $255.5 million for the year ended December 31, 2001 from $329.9 million for the year ended December 31, 2000, or 22.6%. The broadcast cash flow margin for the year ended December 31, 2001 decreased to 41.0% from 45.1% for the year ended December 31, 2000. The decrease in broadcast cash flow and margins for the year ended December 31, 2001 compared to the year ended December 31, 2000 was comprised of an $78.0 million, or 23.6%, decrease in broadcast cash flow on a same station basis, offset by an increase of $1.6 million related to the 2000 acquisitions and a decrease in operating expenses.

        Adjusted EBITDA represents broadcast cash flow less corporate expenses. Adjusted EBITDA decreased $71.8 million to $235.8 million for the year ended December 31, 2001 from $307.6 million for the year ended December 31, 2000, or 23.3%. Adjusted EBITDA margin decreased to 37.8% for the year ended December 31, 2001 from 41.9% for the year ended December 31, 2000. The decrease in adjusted EBITDA and margins for the year ended December 31, 2001 as compared to the year ended December 31, 2000 resulted primarily from the circumstances affecting broadcast cash flow margins as noted above combined with a $2.6 million decrease in corporate expenses.

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

Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board (FASB), approved Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill and certain other intangible assets including broadcast licenses effective January 1, 2002. SFAS No. 142 also establishes a new method of testing goodwill and broadcast licenses for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 resulted in discontinuation of amortization of our goodwill and broadcast licenses effective January 1, 2002; however, we were required to test goodwill and broadcast licenses for impairment under the new standard during 2002.

        During the three months ended March 31, 2002, we tested our broadcast licenses for impairment in accordance with SFAS No. 142 based on the estimated fair value of such licenses in their respective markets. We estimated the fair values of our broadcast licenses using discontinued cash flow models. The estimated fair value was compared to the book value to determine whether any impairment had occurred. As a result of this analysis we incurred a pretax impairment charge of $64.0 million.

        SFAS No. 142 requires that goodwill be tested for impairment at the reporting unit level at adoption and at least annually thereafter, utilizing a two-step methodology. The initial step required us to determine the fair value of each reporting unit and compare it to the carrying value, including goodwill, of such unit. If the fair value exceeded the carrying value, no impairment loss was recognized. However, if the carrying value of the reporting unit exceeded its fair value, the goodwill of this unit might have been impaired. The amount, if any, of the impairment would then be measured in the second step. The second step requires us to calculate the fair value of goodwill by allocating the fair value of the reporting unit to each of the assets and liabilities of the reporting unit based on their fair values. This calculated goodwill is then compared to the book value of the goodwill and an impairment loss is recognized to the extent that the book value exceeds the fair value.

        We determined that our designated marketing areas (DMAs) were reporting units under SFAS 142. In connection with adopting this standard during 2002, we completed step one of the test for impairment by comparing the book value of our reporting units, including goodwill, to the estimated fair value of our reporting units as of January 1, 2002. We estimated the fair value of our reporting units using a combination of quoted market prices, observed earnings multiples paid for comparable television stations and discounted cash flow models.

        We performed the second step of the goodwill impairment test for those DMAs whose goodwill was found to be potentially impaired as a result of the first step. We performed the second step by allocating the estimated fair value of the reporting unit to each of the assets and liabilities of the reporting unit based on their estimated fair values. We estimated the fair values of the assets and liabilities using a combination of observed prices paid for similar assets and liabilities, discounted cash flow models and appraisals.

        As a result of such testing, we recorded a pre-tax impairment charge of $532.8 million related to nine of our DMAs and our software development and consulting company. The total impairment charge of $596.8 million related to our broadcast licenses and goodwill is reflected as a cumulative effect of a change in accounting principle on our consolidated statement of operations, net of the related tax benefit of $30.3 million.

        SFAS 142 requires goodwill and definite lived intangible assets to be tested for impairment on an annual basis; therefore, we tested these assets for impairment as of October 1, 2002 by comparing their book values to their estimated fair values. There was no impairment charge recorded based on the results of such testing.

        SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133, and SFAS No. 138, Accounting for Derivative Instruments and Hedging Activities requires that an entity recognize all derivative instruments and hedging activities as either assets or liabilities on the balance sheet measured at their fair values. Changes in fair value of all derivative instruments and hedging activities are required to be recognized through earnings unless specific hedge accounting criteria are met. We adopted SFAS No. 133 as of January 1, 2001.

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

        In April of 2002, the FASB approved SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. SFAS No. 145 will require us to record gains and losses on extinguishment of debt as a component of income from continuing operations rather than as an extraordinary item and to reclassify such items for all periods presented. We adopted this provision of SFAS No. 145 on January 1, 2003. We do not expect the other provisions of SFAS No. 145 to have a material effect on our consolidated financial statements.

        In June 2002, the FASB approved SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 is effective after December 31, 2002, and addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The primary difference between SFAS No. 146 and EITF 94-3 concerns the timing of liability recognition and we do not expect the adoption of SFAS No. 146 to have material effect on our consolidated financial statements.

        In November 2002, the Emerging Issues Task Forces (EITF) reached a concensus on Issue 02-16, Accounting by Reseller for Cash Consideration Received from a Vendor, (EITF 02-16). EITF 02-16 requires us to treat our deferred commission credits as a reduction in selling expense when realized and not as broadcast revenue. We adopted EITF 02-16 on December 31, 2002. This adoption resulted in a reclassification of $3.9 million and $1.6 million for the years ended December 2002 and 2001, respectively.

        As of December 2002, we adopted SFAS No. 148, Accounting for Stock-Based Compensation-Transaction and Disclosure, an Amendment of FASB No. 123. SFAS No. 148 revises the methods permitted by SFAS No. 123 of measuring compensation expense for stock-based employee compensation plans. We use the intrinsic value method prescribed in Accounting Principles Board Option No. 25, as permitted under SFAS No. 123. Therefore, this change did not have a material effect on our financial statements. SFAS No. 148 requires us to disclose pro forma information related to stock-based compensation, in accordance with SFAS No. 123, on a quarterly basis in addition to the current annual basis disclosure. We will report the pro forma information on an interim basis beginning with our March 31, 2003 Form 10-Q.

Liquidity and Capital Resources

        Our primary source of liquidity is cash provided by operations and availability under our 2002 Bank Credit Agreement. As of December 31, 2002, we had $5.3 million in cash balances and working capital of approximately $88.5 million. We anticipate that cash flow from our operations and revolving credit facility will be sufficient to satisfy our debt service obligations, dividend requirements, capital expenditure requirements and operating cash needs for the next year. There can be no assurance that we will be successful in obtaining the required amount of funds for these items. As of February 14, 2003, the remaining balance available under the revolving credit facility was $173.0 million. Our ability to draw down our line of credit is based on pro forma trailing cash flow levels and for the twelve months ended December 31, 2002, we had approximately $173.0 million available of current borrowing capacity under our revolving credit facility.

        In March 2002, we completed an issuance of $300.0 million aggregate principal amount of 8% Senior Subordinated Notes (the 2002 Notes), due 2012, generating net proceeds to us of $297.3 million. The gross proceeds of this offering were utilized to repay $300.0 million of the Term Loan Facility under our 1998 Bank Credit Agreement. We recognized an extraordinary loss of $0.7 million, net of a tax benefit of $0.4 million. The extraordinary loss represented a write-off of the deferred financing costs. Interest on the 2002 Notes is payable semiannually on March 15th and September 15th of each year beginning September 15, 2002. The 2002 Notes were issued under an indenture among SBG, its subsidiaries (the guarantors) and the trustee. Net costs associated with the offering totaled $3.4 million. These costs were capitalized and are being amortized to interest expense over the term of the 2002 Notes.

        On July 15, 2002, we closed on a new Bank Credit Agreement (the 2002 Bank Credit Agreement), allowing us more operating capacity and liquidity. The proceeds of the 2002 Bank Credit Agreement were used to pay off the 1998 Bank Credit Agreement. The 2002 Bank Credit Agreement consists of a $225.0 million Revolving Credit Facility maturing on June 30, 2008 and a $375.0 million Term Loan B

Facility repayable in consecutive quarterly installments, amortizing 0.25% per quarter, commencing June 30, 2004 and continuing through its maturity on December 31, 2009. The applicable interest rate on the Revolving Credit Facility is either LIBOR plus 1.25% to 2.25% or the alternative base rate plus 0.25% to 1.25% adjusted quarterly based on the ratio of total debt, net of cash, to four quarters' trailing earnings before interest, taxes, depreciation and amortization, as adjusted in accordance with the 2002 Bank Credit Agreement. The applicable interest rate on the Term Loan B Facility is either LIBOR plus 2.25% or the alternative base rate plus 1.25%.

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

        On December 31, 2002, we completed an add-on issuance of $125.0 million aggregate principal amount of 8% Senior Subordinated Notes due 2012 at a premium of $3.8 million. We received net proceeds of approximately $130.4 million from the sale of the notes. We used the net proceeds together with additional funding from our term loan of $125 million, a draw down of $7.0 million on the revolving line of credit under the 2002 Bank Credit Agreement and available cash on hand of $0.2 million to redeem our existing 8.75% Senior Subordinated Notes due 2007, including an early redemption premium of $10.9 million and costs associated with the offering totalling $1.7 million.

        On April 19, 2002, we filed a $350.0 million universal shelf registration statement with the Securities and Exchange Commission which will permit us to offer and sell various types of securities from time to time. Offered securities may include common stock, debt securities, preferred stock, depositary shares or any combination thereof in amounts, prices and on terms to be announced when the securities are offered. If we determine it is in our best interest to offer any such securities, we intend to use the proceeds for general corporate purposes, including, but not limited to, the reduction or refinancing of debt or other obligations, acquisitions, capital expenditures, and working capital.

        The weighted average interest rates for outstanding indebtedness relating to our Bank Credit Agreement during 2001 and as of December 31, 2001 were 6.57% and 5.85%, respectively. The weighted average interest rates of our Bank Credit Agreement during 2002 and as of December 31, 2002 were 5.14% and 4.12%, respectively. During 2002, the interest expense relating to the Bank Credit Agreements was $27.9 million.

        Net cash flows from operating activities increased to $149.6 million for the year ended December 31, 2002 from $58.9 million for the year ended December 31, 2001. We received income tax refunds net of payments of $44.1 million for the year ended December 31, 2002 as compared to income tax payments, net of refunds of $1.2 million for the year ended December 31, 2001. We made interest payments on outstanding indebtedness and payments for subsidiary trust minority interest expense totaling $142.9 million for the year ended December 31, 2002 as compared to $173.6 million for the year ended December 31, 2001. Program rights payments increased to $106.3 million for the year ended December 31, 2002 from $102.3 million for the year ended December 31, 2001 or 3.9%. This increase in program rights payments was comprised of $8.7 million related to an increase in programming costs on a same station basis, offset by a decrease in payments related to the disposition of WTTV-TV. This increase in program rights payments resulted from our investment to upgrade our television programming.

        Net cash flows from investing activities were $52.8 million for the year ended December 31, 2002 as compared to net cash flows used in investing activity of $33.3 million for the year ended December 31, 2001. This increase in net cash flows used in investing activity was primarily due to the sale of WTTV broadcast assets and repayments of notes receivable, offset by payments relating to the acquisition of broadcast assets, property and equipment expenditures and equity investments. For the year ended December 31, 2002, we received proceeds of $124.5 million from the sale of WTTV-TV, we made cash payments of approximately $21.2 million related to the acquisition of television broadcast assets and received cash proceeds of $0.7 million related to the sale of broadcast assets. During the year ended December 31, 2002, we made equity investments of approximately $25.8 million. During 2002, we made payments for property and equipment of $62.9 million of which $49.6 million, related to digital conversion costs.

        For 2003, we anticipate to incur approximately $92.0 million of capital expenditures, of which $50.0 million relates to the completion of our digital television roll-out, approximately $10.0 million for improvements and $32.0 milllion for the news expansion program. In addition, we anticipate that future requirements for capital expenditures will include capital expenditures incurred during the ordinary course of business and additional strategic station acquisitions and equity investments if suitable investments can be identified on acceptable terms. We expect to fund such capital expenditures with cash generated from operating activities and funding from our Revolving Credit Facility.

        Net cash flows used in financing activities decreased to $229.2 million for the year ended December 31, 2002 from net cash flows from financing activities of $2.4 million for the year ended December 31, 2001. During the year ended December 31, 2002, we repaid $1.5 billion under the Term Loan Facility and utilized borrowings under the Revolving Credit Facility of $1.3 billion. During the year ended December 31, 2002, we received $21.8 million related to the termination of two of our derivative instruments. During the year ended December 31, 2002, we repaid a net $229.5 million of indebtedness, whereas in the comparable period in 2001, we borrowed a net $4.3 million, offset by repurchases of Class A common stock of $4.4 million and payment of an equity put option premium of $7.7 million during 2001.

        We closed on the sale of four radio stations in Kansas City, Missouri in July 2000 for a purchase price of $126.6 million. In October 2000, we closed on the sale of our radio stations in the St. Louis market for a purchase price of $220.0 million and on the purchase of the stock of Grant Television, Inc., including the non-license assets of WNYO-TV in Buffalo, New York together with a $3.2 million note receivable issued by Sinclair that holds the license assets, for a purchase price of $48.0 million. In November 2000, we closed on the sale of our radio station in Wilkes-Barre, Pennsylvania for a purchase price of $0.6 million. These transactions generated net after-tax proceeds of approximately $229.0 million.

Income Taxes

        The income tax provision from continuing operations increased to $1.4 million for the year ended December 31, 2002 from a benefit of $51.9 million for the year ended December 31, 2001. For the year ended December 31, 2002, our pre-tax book income from continuing operations was $5.2 million and for the year ended December 31, 2001, our pre-tax book loss from continuing operations was $165.3 million.

        As of December 31, 2002, we have a net deferred tax liability of $167.2 million as compared to a net deferred tax liability of $155.5 million as of December 31, 2001. The increase is primarily due to the adoption of SFAS No. 142. Our tax rate changed to a provision in 2002 from a benefit in 2001 because we reported net income in 2002 compared to a net loss in 2001. The effective tax rate from continuing operations decreased to 26.2% from the year ended December 31, 2002 from 31.3% for the year ended December 31, 2001. The decrease is primarily because (prior to the implementation of SFAS No. 142 for 2002) our reported income in 2001 was reduced by amortization of goodwill, which was non-deductible for tax purposes.

        In December 2001, the Internal Revenue Service (IRS) completed its examination of our federal income tax returns filed through 1997. As a result of this settlement, our fiscal year 2001 benefit for income taxes reflects a $6.3 million reduction of taxes provided in prior periods. The IRS has initiated an examination of federal tax returns subsequent to 1998. We believe that adequate accruals have been provided for all years.

Seasonality/Cyclicality

        Our results usually are subject to seasonal fluctuations, which usually cause fourth quarter operating income to be greater than first, second and third quarter operating income. This seasonality is primarily attributable to increased expenditures by advertisers in anticipation of holiday season spending and an increase in viewership during this period. In addition, revenues from political advertising and the Olympics are higher in even numbered years.

Summary Disclosures about Contractual Cash Obligations and Commercial Commitments

        The following tables reflect a summary of our contractual cash obligations and other commercial commitments as of December 31, 2002:

	Payments Due by Year
	2003	2004	2005	2006 and thereafter	Total
	(amounts in thousands)
Notes payable, capital leases, and commercial bank financing (1)	$50,683	$54,450	$55,844	$1,841,554	$2,002,531
Notes and capital leases payable to affiliates	6,602	6,643	7,580	33,844	54,669
HYTOPS	23,250	23,250	23,250	274,594	344,344
Operating leases	4,134	3,249	2,839	12,490	22,712
Employment contracts	6,965	2,367	450	42	9,824
Film liability — active	121,396	66,530	45,853	12,279	246,058
Film liability — future (2)	6,457	15,469	9,609	28,377	59,912
Programming services	18,978	8,814	2,914	1,439	32,145
Maintenance and support	4,600	2,343	1,526	916	9,385
Other operating contracts	1,900	1,045	934	3,125	7,004

Total contractual cash obligations	$244,965	$184,160	$150,799	$2,208,660	$2,788,584

	2003	2004	2005	2006 and thereafter	Total Amounts Committed
	(amounts in thousands)
Other Commercial Commitments
Letters of credit	$82	$82	$82	$817	$1,063
Guarantees	115	119	122	31	387
Investments (3)	10,015	—	—	—	10,015
Network affiliation agreements	12,041	12,358	6,972	2,847	34,218
Purchase options (4)	—	—	13,250	9,000	22,250
LMA payments (5)	5,589	5,589	3,471	25,164	39,813

Total other commercial commitments	$27,842	$18,148	$23,987	$37,859	$107,746

(1)
Includes interest on fixed rate debt.

(2)
Future film liabilities reflect a license agreement for program material that is not yet available for its first showing or telecast. Per SFAS No. 63, Financial Reporting for Broadcasters, an asset and a liability for the rights acquired and obligations incurred under a license agreement are reported on the balance sheet when the cost of each program is known or reasonably determinable, the program material has been accepted by the licensee in accordance with the conditions of the license agreement and the program is available for its first showing or telecast.

(3)
Commitments to contribute capital to Allegiance Capital, LP and Sterling Ventures Partners, LP.

(4)
We have entered into an agreement with a third party, whereby the third party may require us to purchase certain license and non-license broadcast assets at the option of the third party, no earlier than July 1, 2005. The contractual commitment for 2006 and beyond represents the increase in purchase option price should the exercise occur in 2006 or 2007.

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

United States participation in a war could result in a decline in advertising revenues.

        Involvement in a war by the United States could cause television advertisers to reduce or cancel their advertising spots. Advertising revenues may decline as a result of uninterrupted news coverage or other economic dislocation. We cannot predict the amount of revenues that would be lost as a result.

Our substantial indebtedness could adversely affect our operations and our ability to fulfill our obligations under our debt securities and HYTOPS.

        We have a high level of debt and other obligations compared to stockholders' equity. Our obligations include the following:

    Indebtedness under the Bank Credit Agreement.    As of February 14, 2003, we owed $552.0 million under our 2002 Bank Credit Agreement and had a $173.0 million remaining balance available.

    Indebtedness under notes.    We have issued and outstanding two series of senior subordinated notes with aggregate principal amount issued and outstanding of $860.0 million.

    Obligations under High Yield Trust Offered Preferred Securities (HYTOPS).    Sinclair Capital, a subsidiary trust of Sinclair, has issued $200.0 million aggregate liquidation amount of HYTOPS. "Aggregate liquidation amount" means the amount Sinclair Capital must pay to the holders when it redeems the HYTOPS or upon liquidation. Sinclair Capital must redeem the HYTOPS in 2009. We are indirectly liable for the HYTOPS obligations because we issued $206.2 million liquidation amount of series C preferred stock to KDSM, Inc., our wholly owned subsidiary, to support $200.0 million aggregate principal amount of 11.625% notes that KDSM, Inc. issued to Sinclair Capital to support the HYTOPS.

    Series D Convertible Exchangeable Preferred Stock.    We have issued 3,450,000 shares of series D convertible exchangeable preferred stock with an aggregate liquidation preference of approximately $172.5 million. The liquidation preference means we would be required to pay the holders of series D convertible exchangeable preferred stock $172.5 million before we paid holders of common stock (or any other stock that is junior to the series D convertible exchangeable preferred stock) in any liquidation of Sinclair. We are not obligated to buy back or retire the series D convertible exchangeable preferred stock, but may do so at our option at a conversion rate of $22.8125 per share. In some circumstances, we may also exchange the series D convertible exchangeable preferred stock for 6% subordinated debentures due 2012 with an aggregate principal amount of $172.5 million.

    Program Contracts Payable and Programming Commitments.    Total current and long-term program contracts payable at December 31, 2002 were $121.4 million and $124.7 million, respectively. In addition, we enter into commitments to purchase future programming. Under these commitments, we were obligated on December 31, 2002 to make future payments totaling $59.9 million.

    Other.    Our commitments also include capital leases, operating leases, sports programming, personnel contracts and other liabilities. The amount of these commitments may be material.

        Our relatively high level of debt poses the following risks to you and to Sinclair, particularly in periods of declining revenues:

  •
  We use a significant portion of our cash flow to pay principal and interest on our outstanding debt and to pay dividends on preferred stock. This will limit the amount available for other purposes. For the twelve months ended December 31, 2002, we were required to pay $153.3 million in interest and preferred dividends (including dividend payments on the HYTOPS).

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

We depend on advertising revenue, which is below historical averages as a result of a number of conditions.

        Our main source of revenue is sales of advertising time. Our ability to sell advertising time depends on:

  •
  the health of the economy in the areas where our stations are located and in the nation as a whole,

  •
  the popularity of our programming,

  •
  changes in the makeup of the population in the areas where our stations are located,

  •
  pricing fluctuations in local and national advertising,

  •
  the activities of our competitors, including increased competition from other forms of advertising-based mediums, particularly network, cable television, direct satellite television, Internet and radio,

  •
  the decreased demand for political advertising in non-election years, and

  •
  other factors that may be beyond our control.

There was a dramatic decline in advertising revenue generally in 2001. Although advertising revenue generally increased in 2002 over 2001 levels, it still remains below levels prior to 2001. As a result of the foregoing factors, our advertising revenue has decreased significantly from levels prior to 2001.

Our flexibility is limited by promises we have made to our lenders.

        Our existing financing agreements prevent us from taking certain actions and require us to meet certain tests. These restrictions and tests include the following:

  •
  restrictions on additional debt,

  •
  restrictions on our ability to pledge our assets as security for our indebtedness,

  •
  restrictions on payment of dividends, the repurchase of stock and other payments relating to capital stock,

  •
  restrictions on some sales of assets and the use of proceeds of asset sales,

  •
  restrictions on mergers and other acquisitions, satisfaction of conditions for acquisitions, and a limit on the total amount of acquisitions without consent of bank lenders,

  •
  restrictions on the type of businesses we and our subsidiaries may be in,

  •
  restrictions on the type and amounts of investments we and our subsidiaries may make, and

  •
  financial ratio and condition tests including the ratio of earnings before interest, taxes, depreciation and amortization as adjusted (adjusted EBITDA) to total interest expense, the ratio of adjusted EBITDA to certain of our fixed expenses, and the ratio of indebtedness to adjusted EBITDA.

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

        Some of our officers and directors own stock or partnership interests in businesses that engage in television broadcasting, do business with us, or otherwise do business that conflicts with our interests. David D. Smith, Frederick G. Smith, and J. Duncan Smith are each an officer and director of Sinclair, and Robert E. Smith is a director of Sinclair. Together, the Smiths hold shares of our common stock that have a majority of the voting power. The Smiths own the television station WTTA-TV in St. Petersburg, Florida, which is programmed pursuant to an LMA with us. The Smiths also own businesses that lease real property and tower space to us, buy advertising time from us, and engage in other transactions with us. David D. Smith, our President and Chief Executive Officer has a controlling interest in and is a member of the Board of Directors of Summa Holdings, Ltd.; a company in which we hold a 17.5% equity interest and have significant influence by holding a board seat. In addition, Cunningham Broadcasting Corporation (formerly Glencairn, Ltd.) is a corporation owned by Carolyn C. Smith, the mother of the controlling stockholders and certain trusts established by Carolyn C. Smith for the benefit of her grandchildren (which own non-voting stock). Cunningham holds the licenses for certain television stations that we program under local marketing agreements. We have an option to acquire the equity interests in Cunningham for a price based on the purchase price of Cunningham's stations and have agreed that if we exercise the option, we would either pay any liability under Cunningham's bank credit agreement or take any equity interests subject to the security interest held by the lender under that agreement.

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

        David D. Smith, Frederick G. Smith, J. Duncan Smith and Robert E. Smith control the outcome of all matters submitted to a vote of stockholders. The Smiths hold class B common stock, which generally has 10 votes per share. Our class A common stock has only one vote per share. Our other series of preferred stock generally do not have voting rights. We describe in detail the voting rights of shares of our capital stock in portions of Sinclair's proxy statement for the 2002 annual meeting of shareholders under the heading "Security Ownership of Certain Beneficial Owners and Management". As of February 14, 2003, the Smiths held shares representing 89.4% of the vote on most matters and representing 49.2% of the vote on the few matters for which class B shares have only one vote per share. The Smiths have agreed with each other that until 2005 they will vote to elect each of them as a director of Sinclair.

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

        One of our most significant costs is television programming. If a particular program is not popular in relation to its costs, we may not be able to sell enough advertising time to cover the costs of the program. Since we purchase programming content from others rather than produce it ourselves, we also have little control over the costs of programming. We usually must purchase programming several years in advance, and may have to commit to purchase more than one year's worth of programming. Finally, we may replace programs that are doing poorly before we have recaptured any significant portion of the costs we incurred, or accounted fully for the costs on our books for financial reporting purposes. Any of these factors could reduce our revenues or otherwise cause our costs to escalate relative to revenues. These factors are exacerbated during a weak advertising market. Additionally, our business is subject to the popularity of the programs provided by the networks with which we have affiliation agreements or which provide us programming. Each of our affiliation groups experienced revenue increases in 2002, except for UPN affiliates, but this trend may not continue in the future.

We may lose a large amount of programming if a network terminates its affiliation with us.

        The affiliation agreements of the three ABC stations (WEAR-TV in Pensacola, Florida, WCHS-TV in Charleston, West Virginia and WXLV-TV in Greensboro/Winston-Salem/Highpoint, North Carolina) have expired. In general, we continue to operate these stations as ABC affiliates and we do not believe ABC has any current plans to terminate the affiliation of any of these stations.

        We have received a notice from NBC that prevented what would have otherwise been an automatic 5-year extension of the affiliation agreement for WICS/WICD (Champaign/Springfield, Illinois), which expired on June 30, 2002. Recently, we extended the term of the affiliation agreement for WICS/WICD to April 1, 2003. The agreement for WKEF (TV) (Dayton, Ohio), another NBC affiliate, is also due to expire on April 1, 2003. We have no reason to believe that NBC has any current plans to terminate the affiliation agreements of either of these stations.

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

        We face intense competition in our industry and markets from the following:

        New Technology and the Subdivision of Markets.    New technologies enable our competitors to tailor their programming for specific segments of the viewing public to a degree not possible before. As a result, the overall market share of broadcasters, including ourselves, whose approach or equipment may not permit such a discriminating approach is under new pressures. In addition, emerging technologies that allow viewers to digitally record and play back television programming may decrease viewership of commercials and, as a result, lower our advertising revenues. The new technologies and approaches include:

  •
  cable,

  •
  satellite-to-home distribution,

  •
  pay-per-view,

  •
  home video and entertainment systems, and

  •
  personal video recorders (PVR's).

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

        Deregulation.    Changes in law have also increased competition. The Telecommunications Act of 1996 and subsequent actions by the FCC have created greater flexibility and removed some limits on station ownership. Telephone, cable and some other companies are also free to provide video services in competition with us. In addition, the FCC has reallocated the spectrum occupied by television channels 52-59 for new services including fixed and mobile wireless services and digital broadcast services. Among the potential new uses envisioned by the FCC for this reallocated spectrum are digital broadcast services, based on coded orthogonal frequency division multiplex (COFDM) technology, including mobile television broadcasting services. As a result of these changes, new companies are able to enter our markets and compete with us.

The phased introduction of digital television will increase our operating costs and may expose us to increased competition.

        DTV channels are generally located in the range of channels from channel 2 through channel 51. The FCC required that affiliates of ABC, CBS, FOX and NBC in the top 10 television markets begin digital broadcasting by May 1, 1999 and that affiliates of these networks in markets 11 through 30 begin digital broadcasting by November 1999. All other commercial stations were required to begin digital broadcasting by May 1, 2002.

        Of the television stations that we own and operate, as of February 24, 2003, five are operating at their full DTV power and thirty-five are operating their DTV facilities at low power as permitted by the FCC pursuant to special temporary authority. Six stations have applications for digital construction permits pending before the FCC, including one of the stations which is operating at low power. Three stations have received extensions of their digital construction permits because equipment deliveries have delayed completion of construction and one station has recently received its DTV permit. Of the Cunningham stations we LMA, four stations are operating their DTV facilities at low power pursuant to special temporary authority, one station has a DTV construction permit that does not expire until November 2003, and one station has a pending DTV application. Of the other LMA stations, WTTA and WDBB are operating at low power pursuant to special temporary authority, WDKA has been granted special temporary authority to operate at low power. WFGX has received an extension of time to construct its digital facility pending FCC action on a petition for rulemaking that it filed requesting a substitute DTV channel, and WNYS has a digital application pending. On May 24, 2002, the FCC issued an Order and Notice of Proposed Rule Making which proposes a series of graduated sanctions to be imposed upon licensees who do not meet the FCC's DTV build-out schedule. If the rules are adopted, the stations could face monetary fines and possible loss of any digital construction permits that are not in compliance with the schedule announced in the rules. After completion of the transition period, the FCC will reclaim the non-digital channels.

        The FCC's plan calls for the DTV transition period to end in the year December 31, 2006, at which time the FCC expects that television broadcasters will cease non-digital broadcasting and return one of their two channels to the government, allowing that spectrum to be recovered for other uses. During the transition period, each existing analog television station will be permitted to operate a second station that will broadcast using the digital standard. The FCC has been authorized by Congress to extend the 2006 deadline for reclamation of a television station's non-digital channel if, in any given case:

  •
  one or more television stations affiliated with ABC, CBS, NBC or FOX in a market is not broadcasting digitally, and the FCC determines that each such station has "exercised due diligence" in attempting to convert to digital broadcasting and satisfies the conditions for an extension of the FCC's applicable construction deadlines for DTV service in that market;

  •
  digital-to-analog converter technology is not generally available in such market; or

  •
  15% or more of the television households in such market do not subscribe to a multichannel video service (cable, wireless cable or direct-to-home broadcast satellite television) that carries at least one digital channel from each of the local stations in that market, and cannot receive digital signals using either a television receiver capable of receiving digital signals or a receiver equipped with a digital-to-analog converter.

        On January 27, 2003, the FCC initiated its second periodic review of its rules on the conversion to digital television, releasing a notice of proposed rulemaking. The notice invited comments on the difficulties broadcasters face in building their DTV stations and on the interpretation of the statutory language concerning the 2006 deadline. There is considerable uncertainty about the final form of the

FCC digital regulations. Even so, we believe that these new developments may have the following effects on us:

    Reclamation of analog channels.    Congress directed the FCC to begin auctioning analog channels 60-69 in 2001, even though the FCC is not to reclaim them until 2006. The channel 60-69 auction was scheduled to be held in January 2003 but has been delayed, and no new auction date has been established. Congress further permitted broadcasters to bid on the non-digital channels in cities with populations over 400,000. If the channels are owned by our competitors, they may exert increased competitive pressure on our operations. In addition, the FCC reallocated the spectrum band, currently comprising television channels 52-59, to permit both wireless services and certain new broadcast operations. The FCC completed an auction for part of this spectrum in September 2002 and has scheduled an auction for another portion of this spectrum in May 2003. With respect to the remaining spectrum, the FCC has not yet established an auction date. Analog broadcasters are required to cease operation on this spectrum by the end of 2006 unless the FCC extends the end of the digital transition. The FCC envisions that this band will be used for a variety of broadcast-type applications including two-way interactive services and services using COFDM technology. We cannot predict how the development of this spectrum will affect our television operations.

    Signal Quality Issues.    Our tests have indicated that the digital standard mandated by the FCC, 8-level vestigial sideband ("8-VSB"), is currently unable to provide for reliable reception of a DTV signal through a simple indoor antenna. Absent improvements in DTV receivers, or an FCC ruling allowing us to use an alternative standard, continued reliance on the 8-VSB digital standard may not allow us to provide the same reception coverage with our digital signals as we can with our current analog signals. Furthermore, the FCC generally has made available much higher power allocations to digital stations that will replace stations on existing channels 2 through 13 than digital stations that will replace existing channels 14 through 69. The majority of our analog facilities operate between channels 14 through 69. This power disparity could put us at a disadvantage to our competitors that now operate on channels 2 through 13.

    In August 2002, the FCC adopted regulations requiring new television receivers to include over-the-air DTV tuners. In November 2002, we filed a petition for further reconsideration requesting that the FCC ensure that these over-the-air DTV tuners are capable of adequately receiving digital television signals. If DTV tuners are not able to receive digital television signals adequately, we may be forced to rely on cable television or other alternative means of transmission to deliver our digital signals to all of the viewers we are able to reach with our current analog signals.

    Digital must carry.    While the FCC ruled that cable companies are required to carry the signals of digital-only television stations, the agency has tentatively concluded, subject to additional inquiry in a pending rulemaking proceeding, that cable companies should not be required to carry both the analog and digital signals of stations during the transition period when stations will be broadcasting in both modes. If the FCC does not require this, cable customers in our broadcast markets may not receive our digital signal, which could negatively impact our stations.

    Capital and operating costs.    We will incur costs to replace equipment in our stations in order to provide digital television. Some of our stations will also incur increased utilities costs as a result of converting to digital operations. We cannot be certain we will be able to increase revenues to offset these additional costs.

    Subscription fees.    The FCC has determined to assess a fee in the amount of 5% of gross revenues on digital television subscription services. If we are unable to pass this cost through to our subscribers, this fee will reduce our earnings from any digital television subscription services we implement in the future.

    Conversion and programming costs.    We expect to incur approximately $150.0 million in costs of which we have incurred $98.0 million through December 31, 2002 to convert our stations from the current analog format to digital format. However, our costs may be higher than this estimate. In addition, we may incur additional costs to obtain programming for the additional channels made available by digital technology. Increased revenues from the additional channels may not make up for the conversion cost and additional programming expenses. Also, multiple channels programmed by other stations could increase competition in our markets.

    Given this climate of market uncertainty and regulatory change, we cannot be sure what impact the FCC's actions might have on our plans and results in the area of digital television.

Federal regulation of the broadcasting industry limits our operating flexibility.

        The FCC regulates our business, just as it does all other companies in the broadcasting industry. We must ask the FCC's approval whenever we need a new license, seek to renew, or assign, or modify a license, purchase a new station, or transfer the control of one of our subsidiaries that holds a license. Our FCC licenses and those of the stations we program pursuant to LMAs are critical to our operations; we cannot operate without them. We cannot be certain that the FCC will renew these licenses in the future, or approve new acquisitions.

        Federal legislation and FCC rules have changed significantly in recent years and can be expected to continue to change. These changes may limit our ability to conduct our business in ways that we believe would be advantageous and may thereby affect our operating results.

The FCC's ownership restrictions limit our ability to operate multiple television stations, and changes in these rules may threaten our existing strategic approach to certain television markets.

        General limitations.    The FCC's ownership rules limit us from having "attributable interests" in television stations that reach more than 35% (using a calculation method specified by the FCC) of all television households in the U.S. We reach approximately 24% of U.S. television households on an actual basis or, under the FCC's current method for calculating this limit, approximately 14%. Our ability to expand through the acquisition of additional stations in new markets is limited by these rules. In September 2002, the FCC commenced a broad-based rulemaking proceeding to review all of its broadcast multiple ownership rules, including the 35% national ownership cap and the method to calculate a licensee's percentage reach of television households.

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

        In the past, a licensee could own one station and program and provide other services to another station pursuant to an LMA in the same market because LMAs were not considered attributable interests. However, under the duopoly rules adopted in August 1999, LMAs are attributable where a licensee owns a television station and programs more than 15% of the weekly broadcast time of another television station in the same market. The rules provide that LMAs entered into on or after November 5, 1996 had until August 5, 2001 to come into compliance with the 1999 duopoly rules. LMAs entered into before November 5, 1996 are grandfathered until the conclusion of the FCC's 2004 biennial review. In certain cases, parties with grandfathered LMAs, may be able to rely on the circumstances at the time the LMA was entered into in advancing any proposal for co-ownership of the station. We currently program 11 television stations pursuant to LMAs. Of these 11 stations, three of the LMAs are not subject to divestiture because they involve stations which we could own under the 1999 duopoly rules, but either have decided not to acquire at this time or have no right to acquire, four LMAs (including an LMA with a station we have filed an application to acquire) were entered into before November 5, 1996, and four LMAs were entered into on or after November 5, 1996 (although we believe a valid position exists that one of these four LMAs was effectively entered into prior to November 5, 1996).

        We filed a Petition for Review of the Report and Order adopting the 1999 duopoly rules in the U.S. Court of Appeals for the D.C. Circuit. In June 2001, the U.S. Court of Appeals for the D.C. Circuit granted our motion for stay of the requirement that we divest the four LMAs entered into on or after November 5, 1996 by August 5, 2001, which stay is still pending. In April 2002, the Court held that the eight voices test of the duopoly rules was arbitrary and capricious and remanded the rules to the FCC for further consideration. In September 2002, the FCC commenced a broad-based rulemaking proceeding to review all of its broadcast multiple ownership rules, including the duopoly rules. The FCC has publicly stated that it intends to conclude this proceeding in the Spring of 2003.

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

    Termination penalties.    If the FCC requires us to modify or terminate existing LMAs before the terms of the LMAs expire or under certain circumstances we elect not to extend the term of the LMA's, we may be forced to pay termination penalties under the terms of some of our LMAs. Any such termination penalty could be material.

        Outsourcing Agreements.    In addition to our LMAs and duopolies, we have entered into four (and intend to seek opportunities for additional) outsourcing agreements in which our stations provide or are provided various non-programming services such as sales, operational and managerial services to or by other stations.

        Failure of Owner/Licensee to Exercise Control.    The FCC requires the owner/licensee of a station to maintain independent control over the programming and operations of the station. As a result, the owners/licensees of the stations with which we have LMAs or outsourcing agreements can exert control over their stations in ways that may be counter to our interests, including the right to preempt or terminate programming in certain instances.

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

        We have suffered net losses in three of the last five years. In 1999 and 2000, we reported earnings, but this was largely due to a gain on the sale of our radio stations. Our losses are due to a variety of cash and non-cash expenses including, in particular:

Cash Expenses:	Interest
Restructuring Costs:	During the year ended December 31, 2001, we incurred a restructuring charge of $3.7 million as a result of a voluntary early retirement program and cancelation of local news programs.
Non-cash Expenses:	Depreciation, amortization (primarily of programming and intangibles), and deferred compensation.
Impairment:
During the year ended December 31, 2001, we incurred impairment charges totaling $16.2 million due to reorganizing an office of our internet consulting and development subsidiary, damaged, obsolete or abandoned fixed assets and write-off of goodwill at one of our stations.

During 2002 and under the provision of SFAS No. 142, we evaluated our intangible assets for impairment. As a result of such testing, we recorded a pre-tax write-off of goodwill and broadcast licenses of $596.8 million as of January 1, 2002.
Loss on Derivatives:
As a result of implementing SFAS No. 133, one of our derivatives does not qualify for special hedge accounting treatment. Therefore, this derivative must be recognized in the balance sheet at fair market value and the changes in fair market value are reflected in earnings or losses each quarter. We recognized $30.9 million of losses during the year ended December 31 2002.

Extraordinary Loss:
For the year ended December 31, 2002, we reported a $9.8 million extraordinary expense item related to the call premium and write-off of deferred financing costs and interest, net of taxes, resulting from the repayment of our $300.0 million Term Loan Facility and 1998 Bank Credit Agreement and the early redemption of our 9% senior subordinated notes due 2007 and our 8.75% senior subordinate notes due 2007.

For the year ended December 31, 2001, we reported a $14.2 million extraordinary expense item related to the call premium and write-off of deferred financing costs and interest, net of taxes, resulting from the early redemption of our 10% senior subordinated notes due 2005, and amendments to our bank credit agreement.

        Our net losses may continue indefinitely for these or other reasons.

Our investments in other businesses may not deliver the value we ascribe to them on our financial statements or reach our strategic objectives.

        Our strategy includes investing in and working with other businesses, including technology and Internet-related businesses. In pursuit of this strategy, we made several investments in internet-related businesses in 1999 and 2000. The stock prices of publicly-traded technology and internet-related companies generally declined dramatically since 2000, and specific businesses we have invested in have experienced substantial impairment of their value. As a result, we have written-off a substantial portion of our investments in these businesses. These write-offs include all of our $10.1 million investment in Acrodyne Communications, Inc., a manufacturer of television transmitters and other broadcast equipment. We cannot assure you that these investments will be worth the amount we currently ascribe to them on our financial statements, or that we will be able to develop services that are profitable for Sinclair or the businesses in which we have invested. If the businesses in which we have invested fail to succeed, we may lose as much as all of our remaining investment in the businesses. We may also spend additional funds and devote additional resources to these businesses (we have recently invested an additional $1.0 million in Acrodyne), and these additional investments may also be lost.

        In addition, we recently invested $20.0 million, representing approximately a 17.5% equity interest, in Summa Holdings, Ltd., a holding company that owns automobile dealerships, retail tire franchises and a leasing company, in which David D. Smith, our President and Chief Executive Officer, has a controlling interest and is on the Board of Directors. In contemplating the investment, we considered the historic and potential returns on equity. Additionally, under the terms of the agreement, Summa in committed to maintaining a certain amount of advertising with our stations. We will not be involved in the day-to-day management or operations of Summa, however, we will hold one board seat. There can be no assurances as to the future value of our investment in Summa. We may also invest additional funds and devote additional resouorces to Summa and these additional investments may also be lost.

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

Interest Rate Risks

        We are exposed to market risk from changes in interest rates, which arises from the floating rate debt. As of December 31, 2002, we were obligated on $552.0 million of indebtedness carrying a floating interest rate. We enter into interest rate derivative agreements to reduce the impact of changing interest rates on our floating rate debt.

        As of December 31, 2002, we had one floating-to-fixed interest rate swap agreement, which expires on June 5, 2006. The swap agreement effectively sets fixed rates on our floating rate debt in the range of 5.95% to 7.00%. Floating interest rates are based upon the three month LIBOR, and the measurement and settlement is performed quarterly. Settlements of this agreement are recorded as adjustments to interest expense in the relevant periods. The notional amount related to this agreement was $575.0 million at December 31, 2002. In addition, as of December 31, 2002, we had two fixed-to-floating rate derivatives with notional amounts of $180.0 million and $120.0 million. At December 31, 2002, we had $552.0 million of floating rate debt all which was effectively converted to fixed rate debt by way of a swap. Additionally, we had $860.0 million of fixed rate debt at December 31, 2002 of which $300.0 million was converted to floating rate debt by way of a swap. Consequently, we had $300.0 million of floating rate debt at December 31, 2002 and a 1% increase in LIBOR rate would result in annualized interest expense of approximately $3.0 million.

        We are also exposed to risk from a change in interest rates to the extent we are required to refinance existing fixed rate indebtedness at rates higher than those prevailing at the time the existing indebtedness was incurred. As of December 31, 2002, we had senior subordinated notes totaling $310.0 million and $550.0 million expiring in the years 2011 and 2012, respectively. Based upon the quoted market price, the fair value of the notes was $907.3 million as of December 31, 2002. Generally, the fair market value of the notes will decrease as interest rates rise and increase as interest rates fall. We estimate that a 1% increase from prevailing interest rates would result in a decrease in fair value of the notes by approximately $55.9 million as of December 31, 2002.

        We are exposed to market risk from changes in interest rates related to one of our derivative instruments. Our $575.0 million notional amount interest rate swap agreement does not qualify for hedge accounting treatment under SFAS No. 133; therefore, changes in its fair market value are reflected currently in earnings as gain (loss) on derivative instruments. We incurred losses of $30.9 million and $34.4 million during the years ended December 31, 2002 and December 31, 2001, respectively. We estimate that a 1% increase in interest rates would result in a gain of $20.9 million, while a 1% decrease would result in a loss of $21.7 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements and supplementary data required by this item are filed as exhibits to this report, are listed under Item 15(a)(1) and (2), and are incorporated by reference in this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this Item will be included in our proxy statement for the 2003 annual meeting of shareholders under the caption "Directors and Executive Officers" which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2002, and is incorporated by reference in this report.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this Item will be included in our proxy statement for the 2003 annual meeting of shareholders under the caption "Executive Compensation" which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2002, and is incorporated by reference in this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this Item will be included in our proxy statement for the 2003 annual meeting of shareholders under the caption "Security Ownership of Certain Beneficial Owners and Management" which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2002, and is incorporated by reference in this report.

        The equity compensation plan information as of 12/31/02 was as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights as of 12/31/02	Weighted- average exercise price of outstanding options, warrants and rights as of 12/31/02	Number of securities remaining
available for future issuance under
equity compensation plans (excluding
securities to be issued upon exercise of
outstanding options, warrants and
rights as of 12/31/02)

Equity compensation plans approved by security holders	6,575,258	$16.64	8,003,810
Equity compensation plans not approved by security holders	—	$—	—

Total	6,575,258	$16.64	8,003,810

        Further disclosure of stock option plans as of 12/31/02 is reported on Footnote 17, Stock Based Compensation Plans, in the Accompanying Consolidated Financial Statements.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item will be included in our proxy statement for the 2003 annual meeting of shareholders under the caption "Certain Relationships and Related Transactions" which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2002, and is incorporated by reference in this report.

PART IV

ITEM 14. CONTROLS AND PROCEDURES

        Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, our Chief Executive

Office and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

        In addition, we have reviewed our internal controls and have seen no significant changes in our internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (a) (1) Financial Statements

        The following financial statements required by this item are submitted in a separate section beginning on page F-1 of this report.

Sinclair Broadcast Group, Inc. Financial Statements:

Acrodyne Communications, Inc. Financial Statements:

The unaudited financial statements of Acrodyne Communications, Inc. for the years ended December 31, 2002 and 2001 and the audited financial statements of Acrodyne Communications, Inc. for the year ended December 31, 2000 will be filed by amendment.

        (a) (2) Financial Statements Schedules

        The following financial statements schedules required by this item are submitted on pages S-1 through S-3 of this Report.

Page
Index to Schedules	S-1
Report of Independent Public Accountants	S-2
Schedule II—Valuation and Qualifying Accounts	S-3

        All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the accompanying notes.

        (a) (3) Exhibits

The exhibit index in Item 15(c) is incorporated by reference in this report.

        (b) Reports on Form 8-K

October 24, 2002	Sinclair Broadcast Group, Inc. Press Release (Dated October 24, 2002) Announcing Private Securities Offering.
November 8, 2002	Sinclair Broadcast Group, Inc. Press Release (Dated November 8, 2002) Sinclair Completes Debt Offering; Announces Redemption Of 9% Notes Due 2007
December 3, 2002	Sinclair Broadcast Group, Inc. Press Release (Dated December 3, 2002) — Sinclair Broadcast Group Announces Intent to Issue Securities in a Private Offering
December 16, 2002	Sinclair Broadcast Group, Inc. Press Release (Dated December 16, 2002) — Sinclair Broadcast Group Announces Private Securities Offering
December 24, 2002	Sinclair Broadcast Group, Inc. Press Release (Dated December 24, 2002) — Sinclair Invests $20 Million in Summa Holdings
December 31, 2002	Sinclair Broadcast Group, Inc. Press Release (Dated December 31, 2002) — Sinclair Completes Debt Financings; Tenders and Announces Redemption of 8.75% Notes Due 2007
January 2, 2003	Sinclair Broadcast Group, Inc. Press Release (Dated January 2, 2003) — Sinclair Makes $18 Million Deposit on Non-License Assets of WNAB-TV in Nashville
January 24, 2003	Sinclair Broadcast Group, Inc. Press Release (Dated February 24, 2003) Sinclair to Exceed Fourth Quarter Estimates
February 13, 2003	Sinclair Broadcast Group, Inc. Press Release (Dated February 13, 2003) — Sinclair Reports Fourth Quarter and Full Year 2002 Results

        (c) Exhibits

        The following exhibits are filed with this report:

EXHIBIT NO.	EXHIBIT DESCRIPTION
3.1	Amended and Restated Certificate of Incorporation (1)
3.2	By-laws (2)
4.1	Indenture, dated as of December 9, 1993, among Sinclair Broadcast Group, Inc., its wholly-owned subsidiaries and First Union Nation Bank of North Carolina, as trustee. (2)
4.2	Indenture, dated as of August 28, 1995, among Sinclair Broadcast Group, Inc., its wholly-owned subsidiaries and the United States Trust Company of New York as trustee. (2)
4.3	First Supplemental Indenture, dated as of December 17, 1997, among Sinclair Broadcast Group, Inc., the Guarantors named therein and First Union National Bank, as trustee, including Form of Note. (3)
4.4	Indenture, dated as of December 10, 2001, among Sinclair Broadcast Group, Inc., the Guarantors named therein, and First Union National Bank as trustee.
4.5	Indenture, dated as of March 14, 2002, among Sinclair Broadcast Group, Inc., the Guarantors named therein, and First Union National Bank as trustee.

10.1	Stock Option Agreement, dated April 10, 1996 by and between Sinclair Broadcast Group, Inc. and Barry Baker. (4)
10.2	Termination Agreement by and between Sinclair Broadcast Group, Inc., and Barry Baker, dated February 8, 1999. (6)
10.3	Registration Rights Agreement, dated as of May 31, 1996, by and between Sinclair Broadcast Group Inc. and River City Broadcasting, L.P. (5)
10.4	Letter Agreement, dated August 20, 1996, between Sinclair Broadcast Group, Inc., and River City Broadcasting, L.P. and FOX Broadcasting Company. (7)
10.5	Term Note, dated as of September 30, 1990, in the principal amount of $7,515,000 between Sinclair Broadcast Group, Inc. (as borrower) and Julian S. Smith (as lender). (9)
10.6	Replacement Term Note, dated as of September 30, 1990 in the principal amount of $6,700,000 between Sinclair Broadcast Group, Inc. (as borrower) and Carolyn C. Smith (as lender). (2)
10.7
Term Note, dated August 1, 1992 in the principal amount of $900,000 between Frederick G. Smith, David D. Smith, J. Duncan Smith and Robert E. Smith (as borrowers) and Commercial Radio Institute, Inc. (as lender). (8)
10.8
Promissory Note, dated as of December 28, 1986 in the principal amount of $6,421,483.53 between Sinclair Broadcast Group, Inc. (as maker) and Frederick H. Himes, B. Stanley Resnick and Edward A. Johnson (as representatives for the holders). (8)
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
10.41
Asset Purchase Agreement dated April 18, 2002 among Sinclair Broadcast Group, Inc., Sinclair Communications, Inc., Sinclair Media II, Inc., and SCI-Indiana Licensee, LLC, as sellers and Tribune Broadcasting Company as buyer. (17)
10.42
Credit Agreement dated as of July 15, 2002, between Sinclair Broadcast Group, Inc., the Subsidiary Guarantors Party Hereto, the Lenders Party Hereto, JP Morgan Chase Bank, as Administrative Agent. (18)
10.43
Registration Rights Agreement, dated as of November 8, 2002, by and among Sinclair Broadcast Group, Inc., the Guarantors, and Deutsche Bank Securities Inc., Wachovia Securities, Inc., J.P. Morgan Securities Inc., BNP Paribas Securities Corp., LehmanBrothers Inc., and UBS warburg LLC. (19)
10.44
Registration Rights Agreement, dated as of December 31, 2002, by and among Sinclair Broadcast Group, Inc., the Guarantors, and J.P. Morgan Securities Inc., Deutsche Bank Securities Inc., Wachovia Securities, Inc. and UBS Warburg LLC. (19)
10.45
Series A-1 Incremental Loan Amendment dated as of December 31, 2002 to the Credit Agreement, between Sinclair Broadcast Group, Inc., the Series A-1 Incremental Lenders party hereto and to said Credit Agreement (including each Person that becomes a Series A-1 Incremental Lender pursuant to a Lender Addendum), and JPMorgan Chase Bank, as Administrative Agent. (19)
10.46	Subscription Agreement, effective as of January 1, 2003 by and between Acrodyne Communications, Inc., a Delaware corporation, and Sinclair Broadcast Group, Inc., a Maryland corporation. (20)
10.47
Modification Agreement dated as of January 2, 2003, by and among Nashville Broadcasting Limited Partnership, a Tennessee limited partnership, Nashville License Holdings, LLC, a Delaware limited liability company, and Sinclair Television of Nashville, Inc., a Tennessee corporation. (19)
10.48
Series A Preferred Stock Purchase Agreement dated as of December 23, 2002 is entered into by and among Summa Holdings, Ltd., a Maryland corporation, and Sinclair Broadcast Group, Inc., a Maryland corporation. (19)

10.49	Employment Agreement dated as of February 28, 2000, between Sinclair Communications, Inc., a Maryland corporation, and Barry M. Faber. (19)
10.50	Employment Agreement dated as of February 21, 1997, between Sinclair Communications, Inc., a Maryland corporation, and Steven Marks. (19)
10.51	Form of Fox Broadcasting Company Station Affiliation Agreement (19)
11	Statement re computation of per share earnings (19)
12	Computation of Ratio of Earnings to Fixed Charges
21	Subsidiaries of the Registrant
23	Consent of Independent Public Accountants (Sinclair Broadcast Group, Inc.)
25	Power of attorney (included in signature page)
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the CEO.
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the CFO.

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

(14)
Incorporated by reference from Sinclair's Report on Form 10-K for the year ended December 31, 2000.

(15)
Incorporated by reference from Sinclair's Report on Form 8-K filed on September 26, 2001.

(16)
Incorporated by reference from Sinclair's Report on Form 10-Q for the quarter ended September 30, 2001.

(17)
Incorporated by reference from Sinclair's Report on Form 10-Q for the quarter ended March 31, 2002.

(18)
Incorporated by reference from Sinclair's Report on Form 10-Q for the quarter ended June 30, 2002.

(19)
Included in financial statements of Form 10-K for the year ended December 31, 2002.

(20)
Incorporated by reference from Sinclair's report on Schedule 13D dated January 8, 2003.

(d)
Financial Statements Schedules

        The financial statement schedules required by this Item are listed under Item 15 (a) (2).

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 28th day of February 2003.

SINCLAIR BROADCAST GROUP, INC.
BY:	/S/ DAVID D. SMITH David D. Smith Chief Executive Officer

POWER OF ATTORNEY

        KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below under the heading "Signature" constitutes and appoints David B. Amy as his true and lawful attorney-in-fact each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead in any and all capacities to sign any or all amendments to this 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the SEC, granting unto said attorney-in-fact full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact, or their substitutes, each acting alone, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID D. SMITH David D. Smith	Chairman of the Board, President and Chief Executive Officer	February 28, 2003
/s/ DAVID B. AMY David B. Amy	Executive Vice President and Chief Financial Officer	February 28, 2003
/s/ FREDERICK G. SMITH Frederick G. Smith	Director	February 28, 2003
/s/ J. DUNCAN SMITH J. Duncan Smith	Director	February 28, 2003
/s/ ROBERT E. SMITH Robert E. Smith	Director	February 28, 2003
/s/ BASIL A. THOMAS Basil A. Thomas	Director	February 28, 2003
/s/ LAWRENCE E. MCCANNA Lawrence E. McCanna	Director	February 28, 2003
/s/ DANIEL C. KEITH Daniel C. Keith	Director	February 28, 2003
/s/ MARTIN LEADER Martin Leader	Director	February 28, 2003

I, David D. Smith, certify that:

1.
I have reviewed this annual report on Form 10-K of Sinclair Broadcast Group, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

A)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

B)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

C)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

A)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

B)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

Date:	February 28, 2003
/s/ DAVID D. SMITH
		Signature:	David D. Smith, President & Chief Executive Officer

I, David B. Amy, certify that:

1.
I have reviewed this annual report on Form 10-K of Sinclair Broadcast Group, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

A)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

B)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

C)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

A)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

B)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

Date:	February 28, 2003
/s/ DAVID B. AMY
		Signature:	David B. Amy, ExecutiveVice President & Chief Financial Officer

SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

Page
SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
Report of Independent Public Accountants	F-2
Consolidated Balance Sheets as of December 31, 2002 and 2001	F-3
Consolidated Statements of Operations for the Years Ended December 31, 2002, 2001 and 2000	F-4
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2002, 2001 and 2000	F-5, F-6, F-7
Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000	F-8
Notes to Consolidated Financial Statements	F-9

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of
Sinclair Broadcast Group, Inc.:

We have audited the accompanying consolidated balance sheets of Sinclair Broadcast Group, Inc. (a Maryland corporation) and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sinclair Broadcast Group, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

As discussed in note 1 to the notes to the consolidated financial statements, during the year ended December 31, 2002, the Company changed the manner in which it accounts for goodwill and other intangible assets upon adoption of Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002.

As discussed in note 8 to the notes to the consolidated financial statements, the Company changed its method of accounting for derivative transactions effective January 1, 2001.

/s/ ERNST & YOUNG, LLP

Baltimore, Maryland
February 10, 2003

SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	As of December 31,
	2002	2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,327	$32,063
Accounts receivable, net of allowance for doubtful accounts of $5,946 and $6,222, respectively	147,002	143,811
Current portion of program contract costs	76,472	82,850
Taxes receivable	38,906	44,789
Prepaid expenses and other current assets	20,807	18,050
Deferred barter costs	2,539	3,026
Assets held for sale	—	128,394
Deferred tax assets	6,001	2,014

Total current assets	297,054	454,997
PROGRAM CONTRACT COSTS, less current portion	51,229	63,167
LOANS TO OFFICERS AND AFFILIATES	1,489	7,916
PROPERTY AND EQUIPMENT, net	337,250	281,651
OTHER ASSETS	91,119	105,894
GOODWILL	1,122,982	1,656,868
BROADCAST LICENSES	429,928	421,914
DEFINITE-LIVED INTANGIBLE ASSETS, net	275,722	297,019

Total Assets	$2,606,773	$3,289,426

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$15,573	$29,316
Accrued liabilities	64,165	63,623
Notes payable, capital leases, and commercial bank financing	292	182
Notes and capital leases payable to affiliates	4,157	7,086
Current portion of program contracts payable	121,396	111,069
Deferred barter revenues	2,971	3,548
Liabilities held for sale	—	20,823

Total current liabilities	208,554	235,647
LONG-TERM LIABILITIES:
Notes payable, capital leases, and commercial bank financing, less current portion	1,518,690	1,645,138
Notes and capital leases payable to affiliates, less current portion	28,831	33,224
Program contracts payable, less current portion	124,658	127,958
Deferred tax liabilities	173,209	157,474
Other long-term liabilities	138,905	113,691

Total liabilities	2,192,847	2,313,132
MINORITY INTEREST IN CONSOLIDATED ENTITIES	2,746	4,334
COMMITMENTS AND CONTINGENCIES COMPANY OBLIGATED MANDATORILY REDEEMABLE SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY KDSM SENIOR DEBENTURES	200,000	200,000
STOCKHOLDERS' EQUITY:
Series D Preferred Stock, $.01 par value, 3,450,000 shares authorized, issued and outstanding; liquidation preference of $172,500,000	35	35
Class A Common Stock, $.01 par value, 500,000,000 shares authorized and 43,866,259 and 41,088,992 shares issued and outstanding, respectively	439	411
Class B Common Stock, $.01 par value, 140,000,000 shares authorized and 41,705,678 and 43,219,035 shares issued and outstanding, respectively	417	432
Additional paid-in capital	760,478	748,353
Additional paid-in capital—deferred compensation	(551)	(1,452)
Retained (deficit) earnings	(547,958)	26,886
Accumulated other comprehensive loss	(1,680)	(2,705)

Total stockholders' equity	211,180	771,960

Total Liabilities and Stockholders' Equity	$2,606,773	$3,289,426

The accompanying notes are an integral part of these consolidated statements.

SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(in thousands, except per share data)

	2002	2001	2000
REVENUES:
Station broadcast revenues, net of agency commissions of $104,409, $96,932 and $111,435, respectively	$670,534	$623,837	$699,422
Revenues realized from station barter arrangements	60,911	53,889	54,595
Other revenue	4,344	6,925	4,494

Total revenues	735,789	684,651	758,511

OPERATING EXPENSES:
Program and production	140,060	142,696	149,048
Selling, general and administrative	169,194	168,798	171,769
Expenses recognized from station barter arrangements	54,567	48,159	48,543
Amortization of program contract costs and net realizable value adjustments	125,264	110,265	89,123
Stock-based compensation	1,399	1,559	1,762
Depreciation and amortization of property and equipment	41,219	37,802	37,081
Amortization of definite-lived intangible assets and other assets	19,456	112,459	104,685
Impairment and write down charge of long-lived assets	—	16,075	—
Restructuring costs	—	3,700	—
Contract termination costs	—	5,135	—
Cumulative adjustment for change in assets held for sale	—	—	619

Total operating expenses	551,159	646,648	602,630

Operating income	184,630	38,003	155,881
OTHER INCOME (EXPENSE):
Interest and amortization of deferred financing costs and debt discount	(126,500)	(143,574)	(152,219)
Subsidiary trust minority interest expense	(23,890)	(23,890)	(23,890)
Net gain (loss) on sale of broadcast assets	(478)	204	—
Loss on derivative instrument	(30,939)	(32,220)	(296)
Interest income	1,485	2,643	2,644
Loss related to investments	(1,189)	(7,616)	(16,764)
Other income	2,100	1,115	168

Income (loss) before income taxes	5,219	(165,335)	(34,476)
(PROVISION) BENEFIT FOR INCOME TAXES	(1,369)	51,875	(3,355)
Net income (loss) from continuing operations	3,850	(113,460)	(37,831)
DISCONTINUED OPERATIONS:
Income (loss) from discontinued operations, net of related income tax provision of $347, $193 and $4,711 respectively	372	(52)	6,932
Gain on disposal of discontinued operations, net of taxes of $8,175, $0, and $69,870, respectively	7,519	—	108,264
EXTRAORDINARY ITEM:
Loss on early extinguishment of debt, net of related income tax benefit of $5,531 and $7,800 respectively	(9,831)	(14,210)	—
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, net of tax benefit of $30,383	(566,404)	—	—

NET (LOSS) INCOME	(564,494)	(127,722)	77,365
PREFERRED STOCK DIVIDENDS	10,350	10,350	10,350

NET (LOSS) INCOME AVAILABLE TO COMMON SHAREHOLDERS	$(574,844)	$(138,072)	$67,015

BASIC EARNINGS (LOSS) PER SHARE:
Loss per share from continuing operations	$(0.08)	$(1.47)	$(0.53)

Earnings per share from discontinued operations	$0.09	$—	$1.26

Loss per share from extraordinary item	$(0.12)	$(0.17)	$—

Loss per share from cumulative effect of change in accounting principle	$(6.64)	$—	$—

(Loss) income per common share	$(6.74)	$(1.64)	$0.73

Weighted average common shares outstanding	85,337	84,352	91,405

DILUTED EARNINGS (LOSS) PER SHARE:
Earnings (loss) per share from continuing operations	$(0.08)	$(1.47)	$(0.53)

Earnings per share from discontinued operations	$0.09	$—	$1.26

Loss per share from extraordinary item	$(0.12)	$(0.17)	$—

Loss per share from cumulative effect of change in accounting principle	$(6.64)	$—	$—

(Loss) income per common share	$(6.74)	$(1.64)	$0.73

Weighted average common and common equivalent shares outstanding	85,580	84,624	92,487

The accompanying notes are an integral part of these consolidated statements.

SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(in thousands)

	Series D Preferred Stock	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Additional Paid-In Capital – Equity Put Options	Additional Paid-In Capital – Deferred Compensation	Retained Earnings (Accumulated Deficit)	Other Comprehensive Loss	Total Stockholders' Equity
BALANCE, December 31, 1999	$35	$491	$476	$834,393	$46,068	$(4,489)	$97,943	—	$974,917
Class B Common Stock converted into Class A Common Stock	—	21	(21)	—	—	—	—	—	—
Repurchased and retirement of 20,000 shares of Class A Common Stock	—	(126)	—	(123,174)	—	—	—	—	(123,300)
Dividends payable on Series D preferred stock	—	—	—	—	—	—	(10,350)	—	(10,350)
Stock Option: grants	—	—	—	558	—	(558)	—	—	—
Stock options exercised	—	—	—	53	—	—	—	—	53
Class A Common Stock issued pursuant to employee benefit plans	—	4	—	2,655	—	—	—	—	2,659
Reclassification due to adoption of EITF No. 00-19	—	—	—	—	(7,811)	—	—	—	(7,811)
Equity put options	—	—	—	38,257	(38,257)	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	92	—	—	92
Income tax benefit related to deferred compensation	—	—	—	(33)	—	—	—	—	(33)
Deferred compensation adjustment related to forfeited stock options	—	—	—	(2,337)	—	2,337	—	—	—

Net income	—	—	—	—	—	—	77,365	—	77,365
Unrealized loss on investments, net of tax of $695	—	—	—	—	—	—	—	(1,062)	(1,062)

Comprehensive income	—	—	—	—	—	—	—	—	76,303

BALANCE, December 31, 2000	$35	$390	$455	$750,372	$—	$(2,618)	$164,958	$(1,062)	$912,530

The accompanying notes are an integral part of these consolidated statements.

SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(in thousands)

	Series D Preferred Stock	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Additional Paid-In Capital – Deferred Compensation	Retained Earnings	Accumulative Other Comprehensive Loss	Total Stockholders' Equity
BALANCE, December 31, 2000	$35	$390	$455	$750,372	$(2,618)	$164,958	$(1,062)	$912,530
Repurchase and retirement of 618,600 shares of Class A Common Stock	—	(6)	—	(4,391)	—	—	—	(4,397)
Stock options exercised	—	1	—	582	—	—	—	583
Class B Common Stock converted into Class A Common Stock	—	23	(23)	—	—	—	—
Dividend payable on Series D preferred stock	—	—	—	—	—	(10,350)	—	(10,350)
Termination of equity put options	—	—	—	78	—	—	—	78
Class A Common Stock issued to employee benefit plans	—	3	—	2,643	—	—	—	2,646
Amortization of deferred Compensation	—	—	—		865	—	—	865
Deferred compensation adjustment related to forfeited stock options	—	—	—	(931)	301	—	—	(630)

Net loss	—	—	—	—	—	(127,722)	—	(127,722)
Other comprehensive loss:
Reclass of derivative instruments upon implementation of SFAS No. 133, net of tax benefit of $1,509							(2,777)	(2,777)
Amortization of derivative instruments							225	225
Unrealized loss on investment, net of tax benefit of $231	—	—	—	—	—	—	(345)	(345)
Realized loss on investments, net of tax benefit of $825							1,254	1,254

Comprehensive loss	—	—	—	—	—	—	—	(129,365)

BALANCE, December 31, 2001	$35	$411	$432	$748,353	$(1,452)	$26,886	$(2,705)	$771,960

The accompanying notes are an integral part of these consolidated statements.

SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(in thousands)

	Series D Preferred Stock	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Additional Paid-In Capital – Deferred Compensation	Retained Earnings (Accumulated Deficit)	Accumulative Other Comprehensive Loss	Total Stockholders' Equity
BALANCE, December 31, 2001	$35	$411	$432	$748,353	$(1,452)	$26,886	(2,705)	$771,960
Class B Common Stock converted into Class A Common Stock	—	15	(15)	—	—	—	—	—
Dividends payable on Series D preferred stock	—	—	—	—	—	(10,350)	—	(10,350)
Stock options exercised	—	3	—	2,803	—	—	—	2,806
Class A Common Stock issued pursuant to employee benefit plans	—	2	—	1,754	—	—	—	1,756
Class A Common Stock issued to acquire broadcast licenses	—	8	—	7,695	—	—	—	7,703
Issuance of Shares under ESPP	—	—	—	338	—	—	—	338
Amortization of deferred compensation	—	—	—	—	730	—	—	730
Deferred compensation adjustment related to forfeited stock options	—	—	—	(465)	171	—	—	(294)

Net income	—	—	—	—	—	(564,494)	—	(564,494)
Other comprehensive loss:
Amortization of derivative instruments	—	—	—	—	—	—	871	871
Realized loss on investment, net of tax benefit of $101	—	—	—	—	—	—	154	154

Comprehensive loss	—	—	—	—	—	—	—	(563,469)

BALANCE, December 31, 2002	$35	$439	$417	$760,478	$(551)	$(547,958)	$(1,680)	$211,180

The accompanying notes are an integral part of these consolidated statements.

SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(in thousands)

	2002	2001	2000
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net (loss) income	$(564,494)	$(127,722)	$77,365
Adjustments to reconcile net (loss) income to net cash flows from operating activities-
Amortization of debt discount	98	98	131
Depreciation of property and equipment	41,513	38,848	40,101
Recognition of deferred revenue	(4,942)	—	—
Loss from equity investments	1,519	7,616	16,764
Gain on sale of broadcast assets related to discontinued operations	(12,413)	—	(178,134)
(Gain) loss on sale of property	478	(204)	—
Impairment and write down of long-lived assets	—	16,229	—
Contract termination costs	—	5,135	—
Unrealized loss on derivative instrument	30,939	32,220	296
Amortization of definite-lived intangible assets and other assets	19,581	116,383	114,895
Amortization of program contract costs and net realizable value adjustments	130,832	119,437	100,655
Amortization of deferred financing costs	3,954	4,071	3,313
Amortization of deferred compensation	435	235	92
Long term assets written off to extraordinary loss	12,307	5,601	—
Cumulative effect of change in accounting principle	596,787	—	—
Cumulative adjustment for change in assets held for sale	—	—	(1,237)
Amortization of derivative instruments	1,409	763	—
Deferred tax (benefit) provision related to operations	49,490	(10,595)	11,760
Deferred tax (benefit) provision related to sale of broadcast assets from discontinued operations	(11,582)	—	(5,342)
Deferred tax benefit related to extraordinary loss	649	(97)	—
Deferred tax benefit related to change in accounting principle	(30,383)	—	—
Net effect of change in deferred barter revenues and deferred barter costs	(571)	(345)	(497)
Changes in assets and liabilities, net of effects of acquisitions and dispositions
Decrease (increase) in accounts receivable, net	(2,871)	22,102	31,529
Decrease (increase) in taxes receivable	7,244	(43,395)	—
(Increase) decrease in prepaid expenses and other current assets	(2,680)	(8,051)	2,019
Decrease in other long-term assets	3,173	—	—
Increase (decrease) in accounts payable and accrued liabilities	(12,926)	7,941	(344)
Decrease in income taxes payable	—	(42,126)	(60,909)
Increase in other long-term liabilities	58	17,643	11,864
Payments on program contracts payable	(106,327)	(102,256)	(94,303)
Decrease in minority interest	(1,662)	(643)	(891)

Net cash flows from operating activities	149,615	58,888	69,127
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(62,909)	(29,017)	(33,256)
Payments relating to the acquisition of broadcast assets	(21,178)	(490)	(89,936)
Distributions from investments	654	408	408
Contributions in investments	(25,820)	(1,500)	(13,873)
Proceeds from sale of property	694	983	—
Proceeds from sale of broadcast assets	124,472	—	346,439
Repayment of note receivable	30,257	—	—
Deposits received on future sale of broadcast assets	—	125	—
Loans to officers and affiliates	(104)	(4,078)	(639)
Proceeds from loans to officers and affiliates	6,756	231	677

Net cash flows from (used in) investing activities	52,822	(33,338)	209,820
CASH FLOWS (USED IN) FROM FINANCING ACTIVITIES:
Proceeds from commercial bank financing and notes payable	1,263,075	1,334,000	707,500
Repayments of notes payable, commercial bank financing and capital leases	(1,492,548)	(1,291,000)	(879,500)
Repurchases of Class A Common Stock	—	(4,397)	(107,322)
Proceeds from exercise of stock options	2,807	583	53
Proceeds from termination of derivative instruments	21,849	—	4,434
Payments for deferred financing costs	(10,503)	(11,993)	—
Payment from equity put options premium	—	(7,733)	—
Dividends paid on Series D Convertible Preferred Stock	(10,350)	(10,350)	(10,350)
Repayments of notes and capital leases to affiliates	(3,503)	(6,688)	(6,079)

Net cash flows (used in) from financing activities	(229,173)	2,422	(291,264)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(26,736)	27,972	(12,317)
CASH AND CASH EQUIVALENTS, beginning of period	32,063	4,091	16,408

CASH AND CASH EQUIVALENTS, end of period	$5,327	$32,063	$4,091

The accompanying notes are an integral part of these consolidated statements.

SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002, 2001 AND 2000

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

        The accompanying consolidated financial statements include the accounts of Sinclair Broadcast Group, Inc., and all other consolidated subsidiaries, which are collectively referred to hereafter as "the Company, Companies, We or SBG." We own and operate, provide sales services, or provide programming and operating services pursuant to local marketing agreements to 62 television stations in 39 designated marketing areas (DMAs) throughout the United States. SBG owns equity interests in Internet companies including G1440, Inc., an Internet consulting and development company. SBG has an equity interest in and a strategic alliance with Acrodyne Communications, Inc., a manufacturer of transmitters and other television broadcast equipment. SBG has an equity interest in Summa Holdings, Ltd., a holding company that owns automobile dealerships, retail tire franchises and a leasing company.

        Cunningham Broadcasting Corporation (Cunningham) owns the license assets of WNUV-TV, WTTE-TV, WRGT-TV, WVAH-TV, WTAT-TV and WBSC-TV. Cunningham owns, operates and controls the television stations. We do not own or control the television stations, but we have entered into local marketing agreements (LMA) with Cunningham to program each of these stations. Effective February 1, 2002, we restructured our LMA relationship with Cunningham and, as a result, Cunningham now meets the definition of a special purpose entity and pursuant to Emerging Issues Task Force Topic D-14, "Transactions Involving Special Purpose Entities," for accounting purposes only, the financial statements of Cunningham have been consolidated. The operating results of WTTV-TV are not included in our consolidated results from continuing operations for the years ended December 31, 2002, 2001 and 2000. Since this agreement met all of the criteria for a qualifying plan of sale, the assets and liabilities disposed of by this sale have been classified as "held for sale" on the accompanying balance sheet presented. See Note 11. Related Party Transactions and Note 12. Acquisitions and Dispositions.

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and all its wholly owned and majority-owned subsidiaries and a company that fits the definition of a special purpose entity. Minority interest represents a minority owner's proportionate share of the equity in certain of the Company's consolidated entities. All significant intercompany transactions and account balances have been eliminated in consolidation.

Use of Estimates

        The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses in the financial statements and in the disclosures of contingent assets and liabilities. Actual results could differ from those estimates.

Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board (FASB) approved Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill and certain other intangible assets including broadcast licenses. Effective January 1, 2002, SFAS No. 142 also establishes a new method of testing goodwill and broadcast licenses for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 resulted in discontinuation of amortization of our goodwill and broadcast licenses commencing January 1, 2002; however, we are required to test goodwill and broadcast licenses for impairment under the new standard during 2002.

        During the three months ended March 31, 2002, we tested our broadcast licenses for impairment in accordance with SFAS No. 142 based on the estimated fair value of such licenses in their respective markets. We estimated the fair values of our broadcast licenses using discontinued cash flow models. The estimated fair value was compared to the book value to determine whether any impairment had occurred. As a result of this analysis we incurred a pretax impairment charge of $64.0 million.

        SFAS No. 142 requires that goodwill be tested for impairment at the reporting unit level at adoption and at least annually thereafter, utilizing a two-step methodology. The initial step required us to determine the fair value of each reporting unit and compare it to the carrying value, including goodwill, of such unit. If the fair value exceeded the carrying value, no impairment loss was recognized. However, if the carrying value of the reporting unit exceeded its fair value, the goodwill of this unit might have been impaired. The amount, if any, of the impairment would then be measured in the second step. The second step requires us to calculate the fair value of goodwill by allocating the fair value of the reporting unit to each of the assets and liabilities of the reporting unit based on their fair values. This calculated goodwill is then compared to the book value of the goodwill and an impairment loss is recognized to the extent that the book value exceeds the fair value.

        We determined that our designated marketing areas (DMAs) were reporting units under SFAS No. 142. In connection with adopting this standard during 2002, we completed step one of the test for impairment by comparing the book value of our reporting units, including goodwill, to the estimated fair value of our reporting units as of January 1, 2002. We estimated the fair value of our reporting units using a combination of quoted market prices, observed earnings multiples paid for comparable television stations and discounted cash flow models.

        We performed the second step of the goodwill impairment test for those DMAs whose goodwill was found to be potentially impaired as a result of the first step. We performed the second step by allocating the estimated fair value of the reporting unit to each of the assets and liabilities of the reporting unit based on their estimated fair values. We estimated the fair values of the assets and liabilities using a combination of observed prices paid for similar assets and liabilities, discounted cash flow models and appraisals.

        As a result of such testing, we recorded a pre-tax impairment charge of $532.8 million related to nine of our DMAs and our software development and consulting company. The total impairment charge of $596.8 million related to our broadcast licenses and goodwill is reflected as a cumulative effect of a change in accounting principle on our consolidated statement of operations, net of the related tax benefit of $30.3 million.

        SFAS No. 142 requires goodwill and definite lived intangible assets to be tested for impairment on an annual basis; therefore, we tested these assets for impairment as of October 1, 2002 by comparing their book values to their estimated fair values. There was no impairment charge recorded based on the results of such testing.

        The following table shows the effect on net income (loss) available to common shareholders and income (loss) per share, had we adopted SFAS No. 142 on January 1, 2000 (in thousands, except per share data).

	For the Twelve Months ended December 31,
	2002	2001	2000
Reported net (loss) income available to common stockholders	$(574,844)	$(138,072)	$67,015
Add: goodwill amortization	—	56,501	54,761
Add: broadcast license amortization	—	15,133	12,254

Adjusted net (loss) income	$(574,844)	$(66,438)	$134,030

Basic and diluted (loss) earnings per share:
Reported net (loss) income available to common stockholders	$(6.74)	$(1.64)	$0.73
Goodwill amortization	—	0.67	0.60
Broadcast license amortization	—	0.18	0.14

Adjusted net (loss) income	$(6.74)	$(0.79)	$1.47

        The following table shows the effect on income (loss) from continuing operations and income (loss) from continuing operations per share had we adopted SFAS 142 on January 1, 2000 (in thousands, except per share data):

	For the Twelve Months ended December 31,
	2002	2001	2000
Reported net income (loss) from continuing operations	$3,850	$(113,460)	$(37,831)
Add: goodwill amortization	—	55,049	53,623
Add: broadcast license amortization	—	14,353	11,475

Adjusted net earnings (loss) from continuing operations	$3,850	$(44,058)	$27,267

Basic earnings (loss) per share:
Reported net income (loss) from continuing operations	$(0.08)	$(1.47)	$(0.53)
Goodwill amortization	—	0.65	0.59
Broadcast license amortization	—	0.17	0.13

Adjusted net (loss) earnings from continuing operations	$(0.08)	$(0.65)	$0.19

Diluted earnings (loss) per share:
Reported net loss from continuing operations	$(0.08)	$(1.47)	$(0.53)
Goodwill amortization	—	0.65	0.58
Broadcast license amortization	—	0.17	0.13

Adjusted net (loss) earnings from continuing operations	$(0.08)	$(0.65)	$0.18

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

        We adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets on January 1, 2002. As a result of adopting SFAS No. 144, we classified the assets and liabilities of WTTV-

TV as assets and liabilities held for sale in the accompanying balance sheet and reported the results of operations of WTTV-TV as discontinued operations in the accompanying statements of operations. Discontinued operations have not been segregated in the Statement of Consolidated Cash Flows and, therefore, amounts for certain captions will not agree with the accompanying consolidated statements of operations. See Note 12—Acquisitions and Dispositions.

        In April 2002, the FASB approved SFAS No. 145, Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. SFAS No. 145 will require us to record gains and losses on extinguishment of debt as a component of income from continuing operations rather than as an extraordinary item, and to reclassify such items for all periods presented. We will be required to adopt this provision of SFAS No. 145 on January 1, 2003. We do not expect the other provisions of SFAS No. 145 to have a material effect on our financial statements.

        In June 2002, the FASB approved SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 is effective after December 31, 2002, and addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The primary difference between SFAS No. 146 and EITF 94-3 concerns the timing of liability recognition and we do not expect the adoption of SFAS No. 146 to have a material effect on our financial statements.

        In November 2002, the Emerging Issues Task Forces (EITF) reached a consensus on Issue 02-16, Accounting by Reseller for Cash Consideration Received from a Vendor, (EITF 02-16). EITF 02-16 requires us to treat our deferred commission credits as a reduction in selling expense when realized and not as broadcast revenue. We early adopted EITF 02-16 on December 31, 2002. This adoption resulted in a reclassification of $3.9 million and $1.6 million for the years ended December 2002 and 2001, respectively.

        As of December 2002, we adopted SFAS No. 148, Accounting for Stock-Based Compensation-Transaction and Disclosure, an Amendment of FASB No. 123. SFAS No. 148 revises the methods permitted by SFAS No. 123 of measuring compensation expense for stock-based employee compensation plans. We use the intrinsic value method prescribed in Accounting Principles Board Option No. 25, as permitted under SFAS No. 123. Therefore, this change did not have a material effect on our financial statements. SFAS No. 148 requires us to disclose pro forma information related to stock-based compensation, in accordance with SFAS No. 123, on a quarterly basis in addition to the current annual basis disclosure. We will report the pro forma information on an interim basis beginning with our March 31, 2003 Form 10-Q.

Cash and Cash Equivalents

        The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Accounts Receivable

        Management regularly reviews accounts receivable and determines an appropriate estimate for the allowance for doubtful accounts based upon the impact of economic conditions on the merchant's ability to pay, past collection experience and such other factors which, in management's judgment, deserve current recognition. In turn, a provision is charged against earnings in order to maintain the allowance level.

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

        The rights to program materials are reflected in the accompanying consolidated balance sheets at the lower of unamortized cost or estimated net realizable value. Estimated net realizable values are based upon management's expectation of future advertising revenues net of sales commissions to be generated by the program material. Amortization of program contract costs is generally computed using either a four year accelerated method or based on usage, whichever method yields the greater amortization for each program. Program contract costs, estimated by management to be amortized in the succeeding year, are classified as current assets. Payments of program contract liabilities are typically paid on a scheduled basis and are not affected by adjustments for amortization or estimated net realizable value.

Barter Arrangements

        Certain program contracts provide for the exchange of advertising airtime in lieu of cash payments for the rights to such programming. These contracts are recorded as the programs are aired at the estimated fair value of the advertising airtime given in exchange for the program rights. Network programming is excluded from these calculations.

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

Other Assets

        Other assets as of December 31, 2002 and 2001 consisted of the following (in thousands):

	2002	2001
Notes and other receivables	$405	$51,864
Unamortized costs relating to securities issuances	19,691	25,003
Investments	35,400	13,331
Fair value of derivative instruments	26,309	6,431
Deposits and other costs relating to future acquisitions	3,123	2,637
Other	6,191	6,628

	$91,119	$105,894

Investments

        The Company uses the equity method of accounting for investments in which it has a 20% to 50% ownership interest or when the Company exercises significant influence over the operating and financial policies of the investee. For investments in which it has less than a 20% interest and does not exercise significant influence over the operating and financial policies of the investee, the Company uses the lower of cost or fair market value method of accounting.

        As of December 31, 2002, the Company had a 35% ownership interest in Acrodyne Communications, Inc. (Acrodyne). Acrodyne designs, manufactures, and markets digital and analog television broadcast transmitters for domestic and international television stations, broadcasters, government agencies, not-for-profit organizations, and educational institutions. The Company accounts for its investment in Acrodyne under the equity method of accounting. During August 2000, Acrodyne announced that it would be restating its financial statements for the year ended December 31, 2000 and the three months ended March 31, 2000 due to an overstatement of revenue, inventory and gross profits. The impact of the 1999 restatement, which would have increased the Company's equity share of Acrodyne's losses from $0.5 million to $2.3 million, was not material to the Company's 1999 net income. As a result of the restatement, Acrodyne was unable to fulfill its quarterly reporting requirements with the Securities and Exchange Commission (SEC) for the quarters ended June 30, 2000 and September 30, 2000 on a timely basis. During September 2000, Acrodyne was delisted from the National Association of Securities Dealers Automatic Quotation (NASDAQ). As a result, in 2000 the Company wrote-off its investment in Acrodyne to zero and recorded a loss of $6.9 million, including its equity in the revised 2000 losses described above and the 2001 losses through the write-off date, which has been reflected in the accompanying consolidated statements of operations as loss related to investments.

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

        On January 1, 2003, the Company forgave indebtedness owed to them by Acrodyne in the aggregate amount of $9.0 million in exchange for 20.3 million additional shares of Acrodyne common stock. The terms of the agreement also committed the Company to an additional investment of $1.0 million, which we funded on January 1, 2003. As a result of the agreement, the Company will own an 82.5% interest in Acrodyne and beginning January 1, 2003, the Company will consolidate the financial statements of Acrodyne Communications, Inc., rather than account for the investment under the equity method of accounting.

        The Company owns a 77.0% interest in Allegiance Capital, Limited Partnership, (Allegiance). Allegiance is a private mezzanine venture capital fund, which invests in the subordinated debt and equity of privately held companies. The partnership is structured as a debenture Small Business Investment Company (SBIC) and is a federally licensed SBIC. Since the company does not have significant control but only significant influence, the Company accounts for its investment in Allegiance under the equity method of accounting.

        The condensed balance sheets of our significant unconsolidated subsidiaries as of December 31, 2002 and 2001 and their condensed statements of operations for the years ended December 31, 2002, 2001, and 2000 are summarized as follows (in thousands):

	2002	2001
Current assets	$25,705	$14,796
Long-term assets	1,114	1,297
Property, plant and equipment and license agreement	3,480	3,772

Total assets	30,299	19,865
Current liabilities	18,153	15,127
Long-term liabilities	17,698	13,679

Total liabilities	35,851	28,806
Equity	(5,552)	(8,941)

Total liabilities and equity	$30,299	$19,865
	2002	2001	2000
Net sales	$26,208	$13,895	$6,896
Net investment income	(387)	283	97
Cost of sales	(18,989)	(9,801)	(8,730)
Operating expenses	(5,481)	(5,980)	(10,383)
Interest expense	(792)	(855)	(775)
Other income	59	171	8
Realized gains and losses	—	(1,700)	—
Changes in unrealized gains and losses	—	(230)	—

Net income (loss)	$618	$(4,217)	$(12,887)

        In 1999, the Company made a $2.0 million investment, representing a 30% ownership interest, in Channel 23 LLC, a start-up entity created to purchase a Federal Communication Commission (FCC) license and retransmit a signal in the Tuscaloosa, Alabama market. Channel 23 LLC had no operations and was abandoned by the Company during 2000 resulting in a loss of $2.2 million which has also been reflected in the accompanying Consolidated Statements of Operations as loss related to investments.

        We recorded our investment in Synergy Brands, Inc. in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, (SFAS No. 115), whereby we recorded changes in the fair market value of our investment as other comprehensive income. During 2002 we sold this investment and recorded a loss of $159,000.

        On December 30, 2002, we invested $20 million in Summa Holdings, Ltd. (Summa), resulting in a 17.5% equity interest. Summa is a holding company, which owns automobile dealerships, retail tire franchises and a leasing company. David D. Smith, our President and Chief Executive Officer has a controlling interest in Summa and is on the Board of Directors. We will have significant influence by holding a board seat (in addition to the board seat held by David D. Smith); therefore we will account for this investment under the equity method of accounting.

        The Company has other cost and equity investments in Internet related activities and venture capital companies. Management does not believe these investments individually, or in the aggregate, are material to the accompanying consolidated financial statements.

Impairment of Long-lived Assets

        During June 2001, the San Francisco office of the Company's Internet consulting and development subsidiary was reorganized. The office reduced staff due to a significant slow down of business activity in the San Francisco market. In addition, the focus of the San Francisco office has shifted toward marketing an existing product. As a result, management determined that the San Francisco office's goodwill was permanently impaired and, as such, recorded a write-off of goodwill in the amount of $2.8 million during June 2001.

        Under the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, the Company evaluated its long-lived assets for financial impairment, and will continue to evaluate them as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. The Company evaluates the recoverability of long-lived assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values. Based on these evaluations, the Company determined that its station KBSI-TV in Paducah, Kentucky had an impairment to goodwill and, in accordance with SFAS No. 121, recorded a charge to write off goodwill in the amount of $9.2 million during December 2001. As of December 31, 2002, management believes that the carrying amounts of the remainder of the Company's tangible and intangible assets have not been impaired under SFAS No. 144.

        During 2002 and 2001, the Company wrote-off $0.8 million and $4.2 million, respectively of fixed assets which represents the net book value of damaged, obsolete, or abandoned property.

Accrued Liabilities

        Accrued liabilities consisted of the following as of December 31, 2002 and 2001 (in thousands):

	2002	2001
Compensation	$17,383	$19,984
Interest	21,457	18,464
Other accruals relating to operating expenses	25,325	25,175

	$64,165	$63,623

Supplemental Information—Statements of Cash Flows

        During 2002, 2001 and 2000, the Company incurred the following transactions (in thousands):

	2002	2001	2000
Capital leases obligations incurred	$29,526	$27,878	$5,319

Income taxes paid from operations	$2,879	$3,593	$6,294

Income taxes paid related to sale of discontinued operations	$111	$31,876	$115,143

Income tax refunds received	$47,077	$2,405	$3,598

Subsidiary trust minority interest payments	$23,250	$23,250	$23,250

Interest paid	$119,669	$150,312	$139,833

Payments related to extraordinary loss	$2,411	$16,409	$—

Stock issued to acquire broadcast licenses	$7,703	$—	$—

        Non-cash barter revenue and expense are presented in the consolidated statements of operations.

Local Marketing Agreements

        The Company generally enters into local marketing agreements (LMA) and similar arrangements with stations located in markets in which the Company already owns and operates a station, and in connection with acquisitions, pending regulatory approval of transfer of license assets. Under the terms of these agreements, the Company makes specific periodic payments to the owner-operator in exchange for the grant to the Company of the right to program and sell advertising on a specified portion of the station's inventory of broadcast time. Nevertheless, as the holder of the FCC license, the owner-operator retains control and responsibility for the operation of the station, including responsibility over all programming broadcast on the station.

        Included in the accompanying consolidated statements of operations for the years ended December 31, 2002, 2001 and 2000, are net revenues of $111.6 million, $235.8 million and $253.9 million, respectively, that relate to LMAs.

Outsourcing Agreements

        The Company has entered into outsourcing agreements in which our stations provide or are provided various non-programming related services such as sales, operational and managerial services to or by other stations.

Broadcast Assets Held For Sale

        In March 1999, the Company entered into an agreement to sell to Sunrise Television Corporation (STC) the television stations WICS/WICD-TV in the Springfield/Champaign, Illinois market and KGAN-TV in the Cedar Rapids, Iowa market. In April 1999, the Justice Department requested additional information in response to STC's filing under the Hart-Scott-Rodino Antitrust Improvements Act. Pursuant to the agreements, if the transaction did not close by March 16, 2000, either STC or the Company had the option to terminate the agreement at that time. On March 15, 2000, the Company entered into an agreement to terminate the STC transaction. As a result of its termination, the Company recorded a cumulative accounting adjustment during the first quarter of 2000 as the Company previously recorded the assets and liabilities related to these stations as "Broadcast Assets Held for Sale" and deferred the losses related to these stations until they were sold.

        On April 18, 2002, we entered into an agreement to sell the television station of WTTV-TV in Bloomington, Indiana and its satellite station, WTTK-TV in Kokomo, Indiana (collectively referred to as WTTV-TV), to a third party. On July 24, 2002, WTTV-TV had net assets and liabilities held for sale of $108.8 million, and we completed such sale for $124.5 million and recognized a gain, net of taxes, of $7.5 million.

        The operating results of WTTV-TV are not included in our consolidated results from continuing operations for the years ended December 31, 2002, 2001 and 2000. We recorded income from discontinued operation of $7.9 million, which includes a gain on sale of $7.5 million, for the year ended December 31, 2002 and a loss of $52,000 and income of $2.1 million for the years ended December 31, 2001 and 2000, respectively. Since this agreement met all of the criteria for a qualifying plan of sale, the assets and liabilities disposed of by this sale have been reclassified as "held for sale" on the accompanying 2001 balance sheet presented.

Revenue Recognition

        Advertising revenues, net of agency and national representatives' commissions, are recognized in the period during which time spots are aired. Total revenues includes (i) cash and barter advertising revenues, net of agency and national representatives' commissions, (ii) network compensation, and (iii) other revenues.

Reclassifications

        Certain reclassifications have been made to the prior years' financial statements to conform to the current year presentation. The 2001 consolidated balance sheet has been reclassified to reflect a reduction of deferred tax liabilities, and an equal reduction of goodwill totaling $76.2 million resulting from adjustments made to acquisition accounting.

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

        Had compensation cost for the Company's 2002, 2001 and 2000 grants for stock-based compensation plans been determined consistent with SFAS No. 123, the Company's net (loss) income available to common shareholders for these years would approximate the pro forma amounts below (in thousands, except per share data):

	2002		2001		2000
	As Reported	Pro-Forma	As Reported	Pro-Forma	As Reported	Pro-Forma
Net (loss) income available to common shareholders	$(574,844)	$(581,955)	$(138,072)	$(140,988)	$67,015	$55,399

Basic net (loss) income per share	$(6.74)	$(6.82)	$(1.64)	$(1.67)	$0.73	$0.61

Diluted net (loss) income per share	$(6.74)	$(6.82)	$(1.64)	$(1.67)	$0.73	$0.61

        The Company has computed for pro forma disclosure purposes the value of all options granted during 2002, 2001 and 2000 using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following weighted average assumptions:

	Year Ended December 31,
	2002	2001	2000
Risk-free interest rate	4.24%	4.68%	6.55%
Expected lives	5 years	6 years	6 years
Expected volatility	55%	59%	63%
Weighted Average Fair Value	$6.34	$4.96	$6.13

        Adjustments are made for options forfeited prior to vesting.

2.    PROPERTY AND EQUIPMENT:

        Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed under the straight-line method over the following estimated useful lives:

Buildings and improvements	10 – 35 years
Station equipment	5 – 10 years
Office furniture and equipment	5 – 10 years
Leasehold improvements	10 – 31 years
Automotive equipment	3 – 5 years
Property and equipment and autos under capital leases	Shorter of 10 years or the lease term

        Property and equipment consisted of the following as of December 31, 2002 and 2001 (in thousands):

	2002	2001
Land and improvements	$17,077	$16,968
Buildings and improvements	108,661	87,436
Station equipment	306,786	240,203
Office furniture and equipment	37,340	32,857
Leasehold improvements	10,615	9,087
Automotive equipment	9,802	9,517
Construction in progress	33,465	36,677

	523,746	432,745
Less – Accumulated depreciation	(186,496)	(151,094)

	$337,250	$281,651

3.    GOODWILL AND OTHER INTANGIBLE ASSETS

        Intangible assets and other assets subject to amortization, are being amortized on a straight-line basis over periods of 5 to 25 years. These amounts result from the acquisition of certain television station non-license assets. The following table shows the gross carrying amount and accumulated amortization of intangibles and estimated amortization (in thousands):

		For the year ended December 31, 2002		For the year ended December 31, 2001
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Network affiliation	15-25 years	$244,288	$(48,856)	$244,515	$(46,556)
Decaying advertiser base	15 years	119,264	(53,337)	119,756	(39,276)
Other	5-25 years	26,932	(12,569)	28,988	(10,408)

Total		$390,484	$(114,762)	$393,259	$(96,240)
Unamortized intangible assets:
Broadcast licenses		$504,633	(74,705)	$496,619	(74,705)
Goodwill		1,428,190	(305,208)	1,962,076	(305,208)

Total		$1,932,823	$(379,913)	$2,458,695	$(379,913)

        The amortization expense of the definite-lived intangible assets for the years ended December 31, 2002 and 2001 was $19.5 million and $24.7 million, respectively. The following table shows the estimated amortization expense of the definite-lived intangible assets for the next five years.

For the year ended December 31, 2003	$18,567
For the year ended December 31, 2004	$18,366
For the year ended December 31, 2005	$17,972
For the year ended December 31, 2006	$17,928
For the year ended December 31, 2007	$17,928

        The change in the carrying amount of goodwill for the twelve months ended December 31, 2002 is as follows:

Balance as of January 1, 2002	$1,656,868
Acquisitions	1,435
Reclassifications of prior year acquisitions tax contingencies	(2,546)
Impairment of goodwill	(532,775)

Balance as of December 31, 2002	$1,122,982

        Included in the assets sold on disposal of discontinued operations is $79.6 million of goodwill.

4.    NOTES PAYABLE AND COMMERCIAL BANK FINANCING:

1998 Bank Credit Agreement

        In order to expand its borrowing capacity to fund acquisitions and obtain more favorable terms with its syndicate of banks, the Company obtained a $1.75 billion senior secured credit facility (the "1998 Bank Credit Agreement"). The 1998 Bank Credit Agreement was executed in May 1998 and includes (i) a $750.0 million Term Loan Facility repayable in consecutive quarterly installments commencing on March 31, 1999 and ending on September 15, 2005; and (ii) a $1.0 billion reducing Revolving Credit Facility. Availability under the Revolving Credit Facility reduces quarterly, commencing March 31, 2001 and terminating on September 15, 2005. Not more than $350.0 million of the Revolving Credit Facility will be available for issuance's of letters of credit. The 1998 Bank Credit Agreement also includes a standby uncommitted multiple draw term loan facility of $400.0 million. The Company is required to prepay the Term Loan Facility and reduce the Revolving Credit Facility with (i) 100% of the net proceeds of any casualty loss or condemnation; (ii) 100% of the net proceeds of any sale or other disposition by the Company of any assets in excess of $100.0 million in the aggregate for any fiscal year, to the extent not used to acquire new assets; and (iii) 50% of excess cash flow (as defined) if the Company's ratio of debt to EBITDA (as defined) exceeds a certain threshold. The 1998 Bank Credit Agreement contains representations and warranties, and affirmative and negative covenants, including among other restrictions, limitations on additional indebtedness, customary for credit facilities of this type. The 1998 Bank Credit Agreement is secured only by a pledge of the stock of each subsidiary of the Company other than KDSM, Inc., KDSM Licensee, Inc., Cresap Enterprises, Inc., Sinclair Capital and Sinclair Ventures, Inc. The Company is required to maintain certain debt covenants in connection with the 1998 Bank Credit Agreement.

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

        On May 16, 2001, the Company closed on an amendment and restatement of the 1998 Bank Credit Agreement (the "Amended and Restated Bank Credit Agreement") allowing it more operating capacity and liquidity. The Amended and Restated Bank Credit Agreement reduced the aggregate borrowing capacity from $1.6 billion to $1.1 billion. The Company repaid the unamortized outstanding balance of the $750.0 million Term Loan Facility with the proceeds from the Amended and Restated Bank Credit Agreement. The Amended and Restated Bank Credit Agreement consists of a $600 million Revolving Credit Facility and a $500 million Incremental Term Loan Facility repayable in consecutive quarterly installments amortizing 1% per year commencing March 31, 2003 and continuing through its maturity on September 30, 2009. Availability under the Revolving Credit Facility reduces quarterly, commencing on September 30, 2003 and terminating at maturity. The Company is required to prepay the Term Loan Facility and reduce the Revolving Credit Facility with (i) 100% of the net proceeds of any casualty loss or condemnation; (ii) 100% of the net proceeds of any sale or other disposition by the Company of any assets in excess of $100 million in the aggregate for any fiscal year, to the extent not used to acquire new assets; and (iii) 50% of excess cash flow (as defined) if the Company's ratio of debt to EBITDA (as defined) exceeds a certain threshold. The Amended and Restated Bank Credit Agreement contains representations and warranties, and affirmative and negative covenants, including among other restrictions, limitations on additional indebtedness, customary for credit facilities of this type. The Amended and Restated Bank Credit Agreement is secured only by a pledge of the stock of each subsidiary of the Company other than KDSM, Inc., KDSM Licensee, Inc., Cresap Enterprises, Inc., Sinclair Capital and Sinclair Ventures, Inc.

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

        As a result of amending the Company's 1998 Bank Credit Agreement, the Company incurred debt acquisition costs of $8.5 million and recognized an extraordinary loss of $4.7 million, net of a tax benefit of $2.6 million. The extraordinary loss represents the write-off of certain debt acquisition costs associated with indebtedness replaced by the new facility. The extraordinary loss was computed based on the guidance of EITF No. 96-19 Debtor's Accounting for a Modification or Exchange of Debt Instrument and EITF No. 98-14 Debtor's Accounting for changes in Line of Credit or Revolving Debt Arrangements.

        On October 30, 2001, the Company closed on a short-term amendment of its 1998 Bank Credit Agreement, as amended and restated in May 2001. The amendment, which is effective through September 30, 2002, provides for relaxed leverage and interest coverage ratios and increases the interest rate by 50 basis points during the amendment period. On October 1, 2002, the Company reverted back to its financial covenant and pricing levels as amended in May 2001. As a result of the amendment, the Company's interest rate on the Revolving Credit Facility and Incremental Term Loan Facility is LIBOR plus 3.5% and LIBOR plus 4.00%, respectively. After November 14, 2002, the applicable interest rate on the Revolving Credit Facility is either LIBOR plus 1.25% to 3.00% or the alternative base rate plus zero to 1.75% adjusted quarterly based on the ratio of total debt to four quarters' trailing earnings before interest, taxes, depreciation and amortization, as adjusted in accordance with the 1998 Bank Credit Agreement. After November 14, 2002, the applicable interest rate on the Incremental Term Loan Facility is LIBOR plus 3.50% or the alternative base rate plus 2.25% through maturity. The Company incurred $3.4 million of debt acquisition costs as a result of amending the Company's 1998 Bank Credit Agreement. These costs were capitalized in accordance with EITF No. 96-19 and EITF No. 98-14 and will be amortized to interest expense over the remaining life of the debt.

        The weighted average interest rates for outstanding indebtedness relating to the Amended and Restated Bank Credit Agreement during 2001 and as of December 31, 2001 were 6.57% and 5.85%, respectively. The weighted average interest rates for outstanding indebtedness relating to the 1998 Bank Credit Agreement during 2000 and as of December 31, 2000 were 7.73% and 7.54%, respectively. Interest expense relating to the 1998 Bank Credit Agreement was $61.1 million and $79.3 million, for years ended December 31, 2001 and 2000, respectively.

2002 Bank Credit Agreement

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

        The applicable interest rate on the Revolving Credit Facility is either LIBOR plus 1.25% to 2.25% or the alternative base rate plus 0.25% to 1.25% adjusted quarterly based on the ratio of total debt, net of cash, to four quarters' trailing earnings before interest, taxes, depreciation and amortization, as adjusted in accordance with the 2002 Bank Credit Agreement. The applicable interest rate on the Term Loan B Facility is either LIBOR plus 2.25% or the alternative base rate plus 1.25%.

        Availability under the Revolving Credit Facility does not reduce incrementally and terminates at maturity. The Company is required to prepay the Term Loan Facility and reduce the Revolving Credit Facility with (i) 100% of the net proceeds of any casualty loss or condemnation and; (ii) 100% of the net proceeds of any sale or other disposition by the Company of any assets in excess of $100 million in the aggregate for any fiscal year, to the extent not used to acquire new assets. The 2002 Bank Credit Agreement contains representations and warranties, and affirmative and negative covenants, including among other restrictions, limitations on additional indebtedness, customary for credit facilities of this type. The 2002 Bank Credit Agreement is secured only by a pledge of the stock of each subsidiary of the Company other than KDSM, Inc., KDSM Licensee, LLC., Cresap Enterprises, Inc., Sinclair Capital and Sinclair Ventures, Inc.

        As a result of closing on the 2002 Bank Credit Agreement, we incurred debt acquisition costs of $3.2 million and recognized an extraordinary loss of $4.2 million, net of tax benefit of $2.4 million. The extraordinary loss represents the write-off of certain debt acquisition costs associated with indebtedness replaced by the new facility. The extraordinary loss was computed based on the guidance of EITF No. 96-19 Debtor's Accounting for a Modification of Exchange of Debt Instrument of EITF No. 98-14 Debtor's Accounting for changes in Line of Credit or Revolving Debt Arrangement.

        On December 31, 2002 we closed on an additional $125 million Term Loan Facility repayable in consecutive quarterly installments, amortizing 0.25% per quarter, commencing June 30, 2004 continuing through its maturity on December 31, 2009. The proceeds from this additional borrowing, together with $125 million added on to our $300 million 8% Senior Subordinated Notes due 2012 and cash on hand was used to redeem our 8.75% Senior Subordinated Notes due 2007.

        The weighted average interest rates of the 2002 Bank Credit Agreement during 2002 and as of December 31, 2002 were 5.14% and 4.12%, respectively. During 2002, the interest expense relating to the Bank Credit Agreements was $27.9 million.

8.75% Senior Subordinated Notes Due 2007 and 2002 Tender Offer:

        In December 1997, the Company completed an issuance of $250 million aggregate principal amount of 8.75% Senior Subordinated Notes due 2007 (the "8.75% Notes") pursuant to a shelf registration statement and generated net proceeds to the Company of $242.8 million. Of the net proceeds from the issuance, $106.2 million was utilized to tender the Company's 1993 Notes with the remainder retained for general corporate purposes.

        Interest on the 8.75% Notes is payable semiannually on June 15 and December 15 of each year. Interest expense was $20.2 for the year ended December 31, 2002 and $21.9 million for each of the years ended December 31, 2001 and 2000. The 8.75% Notes were issued under an Indenture among SBG, its subsidiaries (the guarantors) and the trustee. Costs associated with the offering totaled $5.8 million, including an underwriting discount of $5.0 million. These costs were capitalized and were being amortized over the life of the debt.

        During December 2002, we completed a tender offer of $213.0 million aggregate principle amount of the 8.75% Notes ("2002 Tender Offer"). Total consideration per $1,000 principle amount note tendered was $1,043.74 resulting in total consideration paid to consummate the Tender Offer of $223.2 million. Also in December 2002, we redeemed the remaining 8.75% Notes for total consideration of $39.0 million. The Tender Offer and redemption were funded through the issuance of a $125 million add-on to our existing 8.0% $300 million Senior Subordinated Notes due 2012, a $125 million additional funding on our Term Loan B Facility, a draw down on our revolving line of credit of $7.0 million and cash on hand for a total consideration paid of $262.2 million. We recognized an extraordinary loss of $2.5 million, net of tax benefit of $1.4 million, representing a write-off of the previous debt acquisition costs of $3.2 million and consideration of $0.7 million.

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

        Interest on the 9% Notes is payable semiannually on January 15 and July 15 of each year, commencing January 15, 1998. Interest expense was $16.2 million, $18.0 million and $18.0 million for each of the three years ended December 31, 2002, 2001 and 2000, respectively. The 9% Notes were issued under an Indenture among SBG, its subsidiaries (the guarantors) and the trustee. Costs associated with the offering totaled $4.8 million, including an underwriting discount of $4.0 million. These costs were capitalized and were being amortized over the life of the debt.

        On November 8, 2002 the 9% Notes were redeemed for an aggregate principal amount of $200 million. The redemption occurred through the issuance of a $125 million add-on to our 8% $300 million Senior Subordinated Notes due 2012 and available cash on hand for total consideration of $218.5 million including accrued interest of $7.2 million. We recognized an extraordinary loss of $2.4 million, net of deferred taxes of $1.3 million, representing a write-off of the previous debt acquisition costs of $2.3 million and consideration of $1.4 million.

10% Senior Subordinated Notes Due 2005

        In August 1995, the Company completed an issuance of $300 million aggregate principal amount of 10% Senior Subordinated Notes (the "1995 Notes"), due 2005, generating net proceeds to the Company of $293.2 million. The net proceeds of this offering were utilized to repay outstanding indebtedness under the then existing Bank Credit Agreement of $201.8 million with the remainder being retained and eventually utilized to make payments related to certain acquisitions consummated during 1996. Interest on the 1995 Notes was payable semiannually on March 30 and September 30 of each year. Interest expense was $28.3 million for the year ended December 31, 2001 and $30 million for the years ended December 31, 2000. The 1995 Notes were issued under an indenture among SBG, its subsidiaries (the guarantors) and the trustee. Costs associated with the offering totaled $6.8 million, including an underwriting discount of $6.0 million. These costs were capitalized and were being amortized over the life of the debt.

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

8.75% Senior Subordinated Notes Due 2011

        In December 2001, the Company completed an issuance of $310 million aggregate principal amount of 8.75% Senior Subordinated Notes (the "2002 Notes"), due 2011, generating net proceeds to the Company of $306.2 million. The net proceeds of this offering were utilized to repay the 1995 Notes. Interest on the 2001 Notes is payable semiannually on June 15th and December 15th of each year. Interest expense was $27.0 million and $1.7 million for the years ended December 31, 2002 and 2001, respectively. The 2001 Notes were issued under an indenture among SBG, its subsidiaries (the guarantors) and the trustee. Costs associated with the offering totaled $4.1 million, including an underwriting discount of $3.8 million. These costs were capitalized and are being amortized over the life of the debt. Based on the quoted market price, the fair value of the 2001 Notes as of December 31, 2002 was $335.1 million.

8% Senior Subordinated Notes Due 2012

        In March 2002, we completed an issuance of $300.0 million aggregate principal amount of 8% Senior Subordinated Notes (the 2002 Notes), due 2012, generating gross proceeds to us of $300.0 million. The gross proceeds of this offering were utilized to repay $300.0 million of the Term Loan Facility. We recognized an extraordinary loss of $0.7 million, net of a tax benefit of $0.4 million. The extraordinary loss represented the write-off of certain debt acquisition costs associated with indebtedness replaced by the 2002 Notes. Interest on the 2002 Notes is payable semiannually on March 15 and September 15 of each year, beginning September 15, 2002. The 2002 Notes were issued under an indenture among SBG, certain of its subsidiaries (the guarantors) and the trustee. Net costs associated with the offering totaled $3.4 million. These costs were capitalized and are being amortized to interest expense over the term of the 2002 Notes. Based on the quoted market price, the fair value of the 8% Senior Subordinated Notes Due 2012 was $335.1 million at December 31, 2002.

        On November 8, 2002, we completed an issuance of $125.0 million aggregate principal amount of 8% Senior Subordinated Notes due 2012 at a price of 100.5% of par, plus accrued interest from September 15, 2002 to November 7, 2002. After deducting discount and commission and estimated expenses of the offering of $1.9 million, we received approximately $125.8 million from the sale of the notes. We used the net proceeds together with available cash on hand and a draw down of $10.0 million on the revolving line of credit under the 2002 Bank Credit Agreement, to redeem our existing 9% Senior Subordinated Notes including an early redemption premium of $9.0 million and accrued interest of $7.2 million. Net costs associated with the offering totaled $1.6 million. These costs were capitalized and are being amortized to interest expense over the term of the 2002 notes. Based on the quoted market price, the fair value of 8% Senior Subordinated Notes due 2012 add-on issuance was $130.0 million at December 31, 2002.

        On December 31, 2002, we completed an add-on issuance of $125.0 million aggregate principle amount of 8% Senior Subordinated Notes due 2012 at a premium of $3.8 million. We received net proceeds of approximately $130.4 million from the sale of the notes. We used the net proceeds together with additional funding from our term loan of $125 million, a draw down of $7.0 million on the revolving line of credit under the 2002 Bank Credit Agreement and available cash on hand of $0.2 million, to redeem our existing 8.75% Senior Subordinated Notes due 2007, including an early redemption premium of $10.9 million, net costs associated with the offering totaled $1.7 million. Of these costs, $1.3 million were capitalized and are being amortized to interest expense over the term of the 2002 notes. Based on the quoted market price, the fair value of the 8% Senior Subordinated Notes due 2012 add-on issuance was $128.8 million at December 31, 2002.

Summary

        Notes payable, capital leases, the 1998 Bank Credit Agreement as amended, and the 2002 Bank Credit Agreement consisted of the following as of December 31, 2002 and 2001 (in thousands):

	2002	2001
Bank Credit Agreement, Term Loan	$500,000	$500,000
Bank Credit Agreement, Revolving Credit Facility	52,000	364,000
8.75% Senior Subordinated Notes, due 2007	—	250,000
9% Senior Subordinated Notes, due 2007	—	200,000
8.75% Senior Subordinated Notes, due 2011	310,000	310,000
Note payable of consolidated entity (Cunningham)	35,000	—
8% Senior Subordinated Notes, due 2012	550,000	—
Capital leases	43,763	18,465
Installment note for certain real estate interest at 8.0%	61	70

	1,490,824	1,642,535
Less: Discount on 8.75% Senior Subordinated notes, due 2007	—	(585)
Plus: Premium on 8% Senior Subordinated Notes, due 2012	4,375	—
Plus: SFAS No. 133 derivatives, net	23,783	3,370
Less: Current portion	(292)	(182)

	$1,518,690	$1,645,138

        Indebtedness under the notes payable, capital leases and 2002 Bank Credit Agreement as of December 31, 2002 mature as follows (in thousands):

2003	$51,289
2004	54,995
2005	56,339
2006	56,432
2007	56,523
2008 and thereafter	1,761,953

Total minimum payments	2,037,531
Plus: SFAS No. 133 derivatives, net	23,783
Plus: Premium on 8% Senior Subordinated Notes due 2012	4,375
Less: Amount representing interest	(546,707)

$1,518,982

        Substantially all of the Company's stock in its wholly owned subsidiaries has been pledged as security for notes payable and commercial bank financing.

        As of December 31, 2002, we had 32 capital leases including 26 tower leases, four building leases, an LMA lease and a computer hardware lease. All of our tower leases will expire within the next 30 years, the building leases will expire within the next 13 years, the LMA lease will expire within the next six years and our computer hardware lease will expire within the next year. Most of our leases have a 5-10 year renewal option and it is expected that these leases will be renewed or replaced within the normal course of business.

5.    NOTES AND CAPITAL LEASES PAYABLE TO AFFILIATES:

        Notes and capital leases payable to affiliates consisted of the following as of December 31, 2002 and 2001 (in thousands):

	2002	2001
Subordinated installment notes payable to former majority owners, interest 8.75%, principal payments in varying amounts due annually beginning October 1991, with a balloon payment due at maturity in May 2005	$4,244	$5,395
Capital lease for building, interest at 7.93%	2,041	2,448
Capital lease for building, interest at 6.62%	6,652	7,323
Capital leases for broadcasting tower facilities, interest at 9.0%	5,404	2,782
Capitalization of time brokerage agreements, interest at 6.20% to 8.25%	8,611	17,816
Capital leases for building and tower, interest at 8.25%	6,036	4,546

	32,988	40,310
Less: Current portion	(4,157)	(7,086)

	$28,831	$33,224

        Notes and capital leases payable to affiliates as of December 31, 2002 mature as follows (in thousands):

2003	$6,602
2004	6,643
2005	7,580
2006	5,238
2007	4,462
2008 and thereafter	24,144

Total minimum payments due	54,669
Less: Amount representing interest	(21,681)

Present value of future notes and capital lease payments	$32,988

6.    PROGRAM CONTRACTS PAYABLE:

        Future payments required under program contracts payable as of December 31, 2002 were as follows (in thousands):

2003	$121,396
2004	66,530
2005	45,852
2006	12,095
2007	181

Total	$246,054
Less: Current portion	(121,396)

Long-term portion of program contracts payable	$124,658

        Included in the current portion amounts are payments due in arrears of $23.4 million. In addition, we have entered into non-cancelable commitments for future program rights aggregating $59.9 million as of December 31, 2002.

        We perform a net realizable value calculation for each of our non-cancelable commitments in accordance with SFAS No. 63, Financial Reporting by Broadcasters. We utilize sales information to estimate the future revenue of each commitment and measure that amount against the amount of the commitment. If the estimated future revenue is less than the amount of the commitment, the value of the asset is adjusted.

        We have estimated the fair value of our program contract payables and non-cancelable commitments at approximately $233.6 million and $53.6 million, respectively, as of December 31, 2002, and $220.8 million and $91.3 million, respectively, as of December 31, 2001. These estimates were based on future cash payments discounted at our current borrowing rate.

7.    COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST, COMMON STOCK AND PREFERRED STOCK:

1997 Offering of Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust

        In March 1997, the Company completed a private placement of $200 million aggregate liquidation value of 11.625% High Yield Trust Offered Preferred Securities (HYTOPS) of Sinclair Capital, a subsidiary trust of the Company. The HYTOPS were issued March 12, 1997, mature March 15, 2009, and provide for quarterly distributions to be paid in arrears beginning June 15, 1997. The HYTOPS were sold to "qualified institutional buyers" (as defined in Rule 144A under the Securities Act of 1933, as amended) and a limited number of institutional "accredited investors" and the offering was exempt from registration under the Securities Act of 1933, as amended (the Securities Act), pursuant to Section 4(2) of the Securities Act and Rule 144A thereunder. The Company utilized $135.0 million of the approximately $192.8 million net proceeds of the private placement to repay outstanding debt and retained the remainder for general corporate purposes.

        Pursuant to a Registration Rights Agreement entered into in connection with the private placement of the HYTOPS, the Company offered holders of the HYTOPS the right to exchange the HYTOPS for new HYTOPS having the same terms as the existing securities, except that the exchange of the new HYTOPS for the existing HYTOPS has been registered under the Securities Act. On May 2, 1997, the Company filed a registration statement on Form S-4 with the Commission for the purpose of registering the new HYTOPS to be offered in exchange for the aforementioned existing HYTOPS issued by the Company in March 1997 (the "Exchange Offer"). The Company's Exchange Offer was closed and became effective August 11, 1997, at which time all of the existing HYTOPS were exchanged for new HYTOPS. Annual preferred dividends payable to the holders of HYTOPS are recorded as "Subsidiary trust minority interest expense" in the accompanying financial statements and was $23.3 million for each of the three years ended December 31, 2002, 2001, and 2000.

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

Preferred Stock

        During 1997, the Company completed a public offering of 3,450,000 shares of Series D Convertible Exchangeable Preferred Stock (the "1997 Preferred Stock Offering"). The Convertible Exchangeable Preferred Stock has a liquidation preference of $50 per share and a stated annual dividend of $3.00 per share payable quarterly out of legally available funds and are convertible into shares of Class A Common Stock at the option of the holders thereof at a conversion price of $22.813 per share, subject to adjustment. The Convertible Exchangeable Preferred Stock is convertible into 7,561,644 shares of Class A common stock, all of which has been reserved by the company for future issuance. The shares of Convertible Exchangeable Preferred Stock are exchangeable at the option of the Company, for 6% Convertible Subordinated Debentures of the Company, due 2012, and are redeemable at the option of the Company on or after September 20, 2000 at specified prices plus accrued dividends.

8.    DERIVATIVE INSTRUMENTS:

        The Company enters into derivative instruments primarily for the purpose of reducing the impact of changing interest rates on our floating rate debt, and to reduce the impact of changing fair market values of our fixed rate debt. In addition, we have entered into put and call option derivative instruments relating to the Company's Class A Common Stock in order to hedge the possible dilutive effect of employees exercising stock options pursuant to the Company's stock option plans.

Statement of Financial Accounting Standard No. 133

        On January 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of SFAS 133 and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133. SFAS No. 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative instrument's gains and losses to offset related results on the hedged item in the income statement, to the extent effective, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 had the following impact on the Company's financial statements.

        Our existing interest rate swap agreements at January 1, 2001 did not qualify for special hedge accounting treatment under SFAS No. 133. As a result, both of the Company's interest rate swap agreements were reflected as liabilities on January 1, 2001 at their fair market value of $7.1 million in the aggregate, including $1.0 million of bond discount related to the transition adjustment to record the Company's fixed-to-floating rate derivative instrument. The bond discount resulting from the implementation of SFAS No. 133 is being amortized to interest expense through December 15, 2007, the termination date of the swap agreement. The floating-to-fixed rate derivative instrument was recorded at its fair value of $6.1 million on December 29, 2001 as a result of an amendment.

        SFAS No. 133 required deferred gains and losses on previously terminated floating-to-fixed rate hedges to be presented as other comprehensive income or loss on the Consolidated Balance Sheet. As a result, on January 1, 2001, the Company reclassified the $2.8 million net balance of deferred losses to accumulated other comprehensive loss, net of a deferred tax benefit of $1.5 million and is amortizing this balance to interest expense over the original terms of the previously terminated and modified swap agreements, which expire from July 9, 2001 to June 3, 2004. The Company amortized $1.3 million and $0.3 million from accumulated other comprehensive loss and deferred tax asset to interest expense during 2002 and 2001, respectively.

Interest Rate Derivative Instruments

        During the twelve months ended December 31, 2002 and 2001, we held four derivative instruments:

  •
  An interest rate swap agreement with a notional amount of $575 million, which expires on June 5, 2006. The swap agreement requires the Company to pay a fixed rate which is set in the range of 5.95% to 7% and receive a floating rate based on the three month London Interbank Offered Rate (LIBOR) (measurement and settlement is performed quarterly). This swap agreement is reflected as a derivative obligation based on its fair value of $71.4 million and $40.5 million as a component of other long-term liabilities in the accompanying consolidated balance sheets as of December 31, 2002 and 2001, respectively. This swap agreement does not qualify for hedge accounting treatment under SFAS No. 133; therefore, changes in its fair market value are reflected currently in earnings as gain (loss) on derivative instruments. The Company incurred an unrealized loss of $30.9 million and $34.4 million during 2002 and 2001, respectively, related to this instrument.

  •
  In March 2002, we entered into two interest rate swap agreements with notional amounts totaling $300 million which expire on March 15, 2012 in which we receive a fixed rate of 8% and pay a floating rate based on LIBOR (measurement and settlement is performed quarterly). These swaps are accounted for as a hedge of our 8% debenture in accordance with SFAS No.

    133 whereby changes in the fair market value of the swaps are reflected as adjustments to the carrying amount of the debenture. These swaps are reflected in the accompanying balance sheet as a derivative asset and as a premium on the 8% debenture based on their fair value of $26.3 million.

  •
  In June 2001, we entered into an interest rate swap agreement with a notional amount of $250 million which expires on December 15, 2007 in which the Company receives a fixed rate of 8.75% and pays a floating rate based on LIBOR (measurement and settlement is performed quarterly). This swap was accounted for as a hedge of the Company's 8.75% debenture in accordance with SFAS No. 133 whereby changes in the fair market value of the swap were reflected as adjustments to the carrying amount of the debenture. During December 2002, the Company terminated this interest rate swap agreement. We received $10.9 million upon termination, which offset the premium that we paid on the 8.75% notes redemption.

  •
  In June 2001, we entered into an interest rate swap agreement with a notional amount of $200 million which expires on July 15, 2007 in which the Company receives a fixed rate of 9% and pays a floating rate based on LIBOR (measurement and settlement is performed quarterly). This swap was accounted for as a hedge of the Company's 9% Notes in accordance with SFAS No. 133 whereby changes in the fair market value of the swap were reflected as adjustments to the carrying amount of the debenture. During November 2002, the Company terminated this interest rate swap agreement and received $9.0 million, which offset the premium that we paid on the 9% notes redemption.

        The counterparties to these agreements are international financial institutions. The Company estimates the net fair value of these instruments at December 31, 2002 to be a liability of $45.1 million. The fair value of the interest rate swap agreements is estimated by obtaining quotations from the financial institutions, which are a party to the Company's derivative contracts. The fair value is an estimate of the net amount that the Company would pay on December 31, 2002 if the contracts were transferred to other parties or cancelled by the Company.

        During May 2000, the Company terminated an interest rate swap with a notional amount of $250 million and recognized a net mark-to-market gain of $2.2 million which is reflected in the accompanying Consolidated Statement of Operations as gain (loss) on derivative instruments.

        The Company experienced losses of $2.6 million during 2000 as a result of terminating two of its fixed-to-floating interest rate swap agreements. The losses resulting from these terminations are reflected as a discount on the Company's fixed rate debt and are being amortized to interest expense through December 15, 2007, the expiration date of the terminated swap agreements. For the year ended December 31, 2002, amortization of $0.4 million of the discount was recorded to interest expense.

        During 2000, the Company experienced gains of $1.9 million as a result of terminating several of its floating-to-fixed interest rate swap agreements. In addition, during 2000 the Company experienced a loss of $6.1 million as a result of modifying the terms of its remaining floating-to-fixed interest rate swap agreement, as discussed above. These deferred gains and losses are being amortized to interest income and expense through the expiration dates of the terminated or modified swap agreements, which expire from July 9, 2001 to June 3, 2004. For the year ended December 31, 2000, amortization of $0.1 million of the deferred gain was recorded to interest expense. No amortization of the deferred loss was recorded because the loss occurred on the last business day of 2000. These balances were transferred to other comprehensive loss on January 1, 2001, as described above.

Treasury Option Derivative Instrument

        In August 1998, the Company entered into a treasury option derivative contract (the "Option Derivative"). The Option Derivative contract provided for 1) an option exercise date of September 27, 2000, 2) a notional amount of $300 million and 3) a five-year treasury strike rate of 6.4%. Upon the execution of the Option Derivative in 1998, the Company received a cash payment representing an option premium of $9.5 million, which was recorded in "Other long-term liabilities" in the accompanying Consolidated Balance Sheets. The Company adjusted its liability to the present value of the future payments of the settlement amounts based on the forward five-year treasury rate at the end of each accounting period. These adjustments are reflected on the Company's Consolidated Statements of Operations as "Unrealized gains or losses on derivative instruments".

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

Equity Put And Call Options

        As of December 31, 2002, the Company had no outstanding put and call options.

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

9.    INCOME TAXES:

        The Company files a consolidated federal income tax return and separate company state tax returns. The provision (benefit) for income taxes consisted of the following for the years ended December 31, 2002, 2001 and 2000 (in thousands):

	2002	2001	2000
(Benefit from) provision for income taxes—continuing operations	$1,369	$(51,875)	$3,355
Provision for income taxes—discontinued operations	347	193	4,711
Provision for income taxes—sale of discontinued operations	8,175	—	69,870
Benefit from income taxes—extraordinary item	(5,531)	(7,800)	—
Benefit from income taxes—cumulative adjustment for change in accounting principle	$(30,383)	—	—

	$(26,023)	$(59,482)	$77,936

Current:
Federal	$(37,357)	$(47,880)	$58,079
State	3,160	(910)	13,439

	$(34,197)	$(48,790)	$71,518
Deferred:
Federal	7,894	(9,792)	5,829
State	280	(900)	589

	8,174	(10,692)	6,418

	$(26,023)	$(59,482)	$77,936

        The following is a reconciliation of federal income taxes at the applicable statutory rate to the recorded provision (benefit) from continuing operations:

	2002	2001	2000
Statutory federal income taxes	35.0%	(35.0%)	(35.0%)
Adjustments—
State income and franchise taxes, net of federal effect	14.0%	0.4%	7.0%
Goodwill amortization	—	7.2%	39.0%
Non-deductible expense items	17.1%	0.6%	6.5%
Reversal of income tax accruals	—	(3.8%)	—
Change in valuation allowance	(24.5%)	(4.0%)	—
Effect of changes in state tax rates on deferred taxes	(13.2%)	(0.1%)	—
Other	(2.2%)	3.4%	(1.9%)

Provision (benefit) for income taxes	26.2%	(31.3%)	15.6%

        Temporary differences between the financial reporting carrying amounts and the tax basis of assets and liabilities give rise to deferred taxes. We had a net deferred tax liability of $167.2 million and $155.5 million as of December 31, 2002 and 2001, respectively, including a net deferred tax asset of $0.9 million and 1.5 million as of December 31, 2002 and 2001, respectively.

        The Company's remaining federal and state net operating losses will expire during various years from 2012 to 2022, and are subject to annual limitations under Internal Revenue Code Section 382 and similar state provisions. The tax effects of these net operating losses are recorded in the deferred tax accounts in the accompanying consolidated balance sheets.

        Total deferred tax assets and deferred tax liabilities as of December 31, 2002 and 2001 were as follows (in thousands):

	2002	2001
Deferred Tax Assets:
Accruals and reserves	$12,259	$14,418
Net operating losses	63,593	35,539
Other comprehensive income net deferred tax assets	913	1,487
Other	15,128	20,232

	$91,893	71,676
Valuation allowance for deferred tax assets	(48,825)	(25,724)

	$43,068	$45,952

Deferred Tax Liabilities:
FCC license	$(37,682)	$(45,515)
Parent Preferred Stock deferred tax liability	(25,833)	(25,833)
Fixed assets and intangibles	(141,628)	(128,334)
Cunningham net deferred tax liabilities	(1,069)	—
Other	(4,064)	(1,730)

	$(210,276)	$(201,412)

        The Company establishes valuation allowances in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. The Company periodically reviews the adequacy of the valuation allowance and is recognizing these benefits only as reassessment indicates that it is more likely than not that the benefits will be realized.

        In December 2001, the Internal Revenue Service (IRS) completed its examination of the Company's federal income tax returns filed through 1997. As a result of this settlement, the Company's fiscal year 2001 benefit for income taxes reflects a $6.3 million reduction of taxes provided in prior periods. The IRS has initiated an examination of federal tax returns subsequent to 1998. The Company believes that adequate accruals have been provided for all years.

10.    COMMITMENTS AND CONTINGENCIES:

Litigation

        Lawsuits and claims are filed against the Company from time to time in the ordinary course of business. These actions are in various preliminary stages, and no judgements or decisions have been rendered by hearing boards or courts. Management, after reviewing developments to date with legal counsel, is of the opinion that the outcome of such matters will not have a material adverse effect on the Company's consolidated financial position, consolidated results of operations or consolidated cash flows.

Operating Leases

        The Company has entered into operating leases for certain property and equipment under terms ranging from three to ten years. The rent expense under these leases, as well as certain leases under month-to-month arrangements for the years ended December 31, 2002, 2001 and 2000 was approximately $5.1 million, $5.7 million and $6.8 million, respectively.

        Future minimum payments under the leases are as follows (in thousands):

2003	$4,134
2004	3,249
2005	2,839
2006	2,511
2007	2,196
2008 and thereafter	7,782

$22,711

        At December 31, 2002 and 2001, the Company had an outstanding letter of credit of $1.06 million and $1.14 million, respectively, under our revolving credit facility. The letter of credit acts as a guarantee of lease payments for the property occupied by WTTA-TV in Tampa, FL pursuant to the terms and conditions of the lease agreement.

Affiliation Agreements

        Sixty of the 62 television stations that SBG owns and operates or to which it provides programming services or sales services, currently operate as affiliates of FOX (20 stations), WB (19 stations), ABC (8 stations), NBC (4 stations), UPN (6 stations) or CBS (3 stations). The remaining two stations are independent. The networks produce and distribute programming in exchange for each station's commitment to air the programming at specified times and for commercial announcement time during the programming. In addition, networks other than FOX pay each affiliated station a fee for each network-sponsored program broadcast by the station.

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

        Affiliation agreements between our stations and FOX network expired in 2001. We recently secured a long-term affiliation agreement with a term that will run through June 30, 2005 for all 20 of our FOX stations we own and operate or program under LMA agreements. In Baltimore, where Sinclair operates as the FOX affiliate and where FOX owns a television station, which operates as a UPN affiliate, both parties agreed that Sinclair would continue as the FOX affiliate for the three-year term.

        In November 2002, we agreed to extend the UPN affiliation of our station WUXP-TV, Nashville, Tennessee until July 31, 2004, which is co-terminus with our other UPN agreements. In addition, the affiliation agreements of three ABC stations (WEAR-TV, in Pensacola, Florida, WCHS-TV, in Charleston, West Virginia and WXLV-TV, in Greensboro/Winston-Salem, North Carolina) have expired. As of December 31, 2002, the corresponding net book values for the affiliation agreements are $4.2 million, $2.7 million and $13.1 million, respectively. We continue to operate these stations as an ABC affiliate and the Company does not believe ABC has any current plans to terminate the affiliation of any of these stations.

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

        In the past, a licensee could own one station and program and provide other services to another station pursuant to an LMA in the same market because LMAs were not considered attributable interests. However, under the ownership rules adopted in August 1999, LMAs are now attributable where a licensee owns a television station and programs more than 15% of the weekly broadcast time of another television station in the same market. The rules provide that LMAs entered into on or after November 5, 1996 had until August 5, 2001 to come into compliance with the ownership rules. LMAs entered into before November 5, 1996 are grandfathered until the conclusion of the FCC's 2004 biennial review. In certain cases, parties with grandfathered LMAs may be able to rely on the circumstances at the time the LMA was entered into in advancing any proposal for co-ownership of the station. We acquired 15 of the stations we had been programming pursuant to LMAs. We currently program 11 television stations pursuant to LMAs. Of these 11 stations, three of the LMAs are not subject to divestiture because they involve stations which Sinclair could own under the duopoly rules, but either has decided not to acquire at this time or has no right to acquire, four LMAs (including an LMA with a station we have filed an application to acquire) were entered into before November 5, 1996, and four LMAs were entered into on or after November 5, 1996 (although we believe a valid position exists that one of these four LMAs was effectively entered into prior to November 5, 1996.) The FCC denied petitions for reconsideration of the duopoly rules, including a petition submitted by us. We filed a Petition for Review of the Report and Order adopting the duopoly rules in the U.S. Court of Appeals for the D.C. Circuit. In June 2001, the U.S. Court of Appeals for the D.C. Circuit granted our motion for stay of the requirement that we divest the four LMAs entered into on or after November 5,1996 by August 5, 2001, which stay is still pending. If the company were required to divest of these stations, the intangible assets aggregating approximately $75.5 million associated with these LMA agreements may be impaired and the Company would be required to write down the value of such assets. The Company does not believe the assets of these four stations are impaired. In April 2002, the court held that parts of the television duopoly rule were arbitrary and capricious and remanded the rule to the FCC for further consideration.

        In December 2001, the FCC issued a decision which, among other things, granted a number of Sinclair and Cunningham applications and dismissed our application to acquire the license of one of the stations (WBSC-TV) we program pursuant to a pre-November 5, 1996 LMA as not meeting the requirements for ownership under the new duopoly rules. We have filed a motion for reconsideration of the dismissal. In January 2002, the Rainbow/PUSH Coalition filed an appeal of the FCC's decision with the U.S. Court of Appeals for the D.C. Circuit. The stations affected by the appeal are WNUV-TV, WTTE-TV, WRGT-TV, WTAT-TV, WVAH-TV, KOKH-TV, KRRT-TV, WVTV-TV, WRDC-TV, WABM-TV, WBSC-TV, WCWB-TV, WLOS-TV and KABB-TV. Oral arguments in this matter are scheduled for the first quarter of 2003.     Although we do not expect to lose these licenses, we can provide no assurances as to the outcome of the appeal.

Outsourcing Agreements

        On May 1, 2002, we entered into an outsourcing agreement in which our stations in Nashville, Tennessee will provide certain sales, administrative and technical services to WNAB-TV.

        We have entered into an agreement with a third party to purchase certain license and non-license television broadcast assets of WNAB-TV at our option (the Call Option) and additionally, the third party may require us to purchase these license and non-license broadcast assets at the option of the third party (the Put Option). On January 2, 2003 we made an $18 million non-refundable deposit against the purchase price of the put or call option on the non-license assets in return for a reduction in our monthly fees. Upon exercise, we may settle the Call or Put Options entirely in cash or, at our option, we may pay up to one-half of the purchase price by issuing additional shares of our Class A common stock. The Call and Put option exercise prices vary depending upon the exercise dates. The license asset Call option exercise price is $5.0 million prior to March 31, 2005, $5.6 million from March 31, 2005 until March 31, 2006 and $6.2 million after March 31, 2006. The non-license asset Call option exercise price is $8.3 million prior to March 31, 2005, $12.6 million from March 31, 2005 until March 31, 2006 and $16.0 million after March 31, 2006. The license asset Put option price is $5.4 million from July 1, 2005 to July 31, 2005, $5.9 million from July 1, 2006 to July 31, 2006 and $6.3 million from July 1, 2007 to July 31, 2007. The non-license asset Put option price is $7.9 million from July 1, 2005 to July 31, 2005, $12.4 million from July 1, 2006 to July 31, 2006 and $16.0 million from July 1, 2007 to July 31, 2007.

        On July 9, 2002, we entered into an outsourcing agreement in which a third party will provide certain sales, administrative and technical services to our station KGAN-TV in Cedar Rapids, IA, in return for a share of our combined broadcast cash flows.

11.    RELATED PARTY TRANSACTIONS:

        During the year ended December 31, 1993, we loaned Gerstell Development Limited Partnership (a partnership owned by Class B Stockholders) $2.1 million. The note bears interest at 6.18%, with principal payments beginning on November 1, 1994, and a final maturity date of October 1, 2013. As of December 31, 2002 and 2001, the balance outstanding was approximately $1.5 million and $1.6 million, respectively.

        On September 30, 1990, we issued certain notes (the founders' notes) maturing on May 31, 2005, payable to the late Julian S. Smith and Carolyn C. Smith, former majority owners of Sinclair and the parents of class B stockholders. The founders' notes, which were issued in consideration for stock redemptions equal to 72.65% of the then outstanding stock of Sinclair, have principal amounts of $7.5 million and $6.7 million, respectively. The founders' notes include stated interest rates of 8.75%, which were payable annually from October 1990 until October 1992, then payable monthly commencing April 1993 to December 1996, and then semi-annually thereafter until maturity. The effective interest rate approximates 9.4%. The founders' notes are secured by security interests in substantially all of Sinclair's assets and subsidiaries, and are personally guaranteed by class B stockholders.

        Principal and interest payments on the founders' notes is payable, in various amounts, each April and October, beginning October 1991 until October 2005, with a balloon payment due at maturity in the amount of $1.5 million. Additionally, monthly interest payments commenced April 1993 and continued until December 1996. Principal and interest paid on this founders' note was $1.6 million for the year ended December 31, 2002 and, $1.7 million for each of the years ended December 31, 2001, and 2000. At December 31, 2002, $4.2 million of this founders' note remained outstanding.

        Concurrently with our initial public offering, we acquired options from certain stockholders of Cunningham that will grant us the right to acquire, subject to applicable FCC rules and regulations, 100% of the capital stock of Cunningham. The Cunningham option exercise price is based on a formula that provides a 10% annual return to Cunningham. Cunningham is the owner-operator and FCC licensee of WNUV-TV in Baltimore, WVTV-TV in Milwaukee, WRDC-TV in Raleigh/Durham, WABM-TV in Birmingham, KRRT-TV in Kerrville, WBSC-TV in Asheville/Greenville/Spartanburg and WTTE-TV in Columbus. The Company has entered into five-year LMA agreements (with five-year renewal terms at the Company's option) with Cunningham pursuant to which the Company provides programming to Cunningham for airing on WNUV-TV, WVTV-TV, WRDC-TV, WABM-TV, KRRT-TV, WBSC-TV and WTTE-TV. During the years ended December 31, 2002, 2001 and 2000, the Company made payments of $4.0 million, $11.8 million and $11.3 million, respectively, to Cunningham under these LMA agreements.

        In connection with our sale of WCWB in Pittsburgh to WPTT, Inc., WPTT, Inc. issued to us a 15-year senior secured term note of $6.0 million (the WPTT Note). We subsequently sold the WPTT Note to the late Julian S. Smith and Carolyn C. Smith, the parents of the controlling stockholders and both former stockholders of Sinclair, in exchange for the payment of $50,000 and the issuance of a $6.6 million note receivable, which bears interest at 7.21% per annum. During the year ended December 31, 2001, we received $0.5 million in interest payments on this note. At December 31, 2001, the balance on this note was $6.6 million. The note was paid in full on January 7, 2002.

        During the years ended December 31, 2002, 2001 and 2000, we from time to time entered into charter arrangements to lease aircraft owned by certain Class B Stockholders. During the years ended December 31, 2002, 2001 and 2000, we incurred expenses of approximately $0.2 million, $41,000 and $0.2 million related to these arrangements, respectively.

        Certain assets used by the Company and its operating subsidiaries are leased from Cunningham Communications Inc., Keyser Investment Group, Gerstell Development Limited Partnership, and Beaver Dam, LLC (entities owned by the Class B Stockholders). Lease payments made to these entities were $3.6 million, $3.1 million, and $2.8 million for the years ended December 31, 2002, 2001 and 2000, respectively.

        On December 30, 2002, we invested $20 million in Summa Holdings, Ltd. (Summa), resulting in a 17.5% equity interest. Summa is a holding company, which owns automobile dealerships, retail tire franchises and a leasing company. David D. Smith, our President and Chief Executive Officer, has a controlling interest in Summa and is a member of the Board of Directors. We will have significant influence by holding a board seat (in addition to the board seat held by David D. Smith); therefore we will account for this investment under the equity method of accounting.

        We sold advertising time to Summa on WBFF-TV and WNUV-TV and received payments totaling $0.3 million during the twelve months ended December 31, 2002 and $0.2 million during each of the twelve months ended December 31, 2001 and 2000.

        In August 1999, Allegiance Capital Limited Partnership (Allegiance), with the controlling stockholders, our Chief Financial Officer and Executive Vice President and Allegiance Capital Management Corporation (ACMC), the general partner, established a small business investment company. ACMC, as the general partner, controls all decision making, investing, and management of operations in exchange for a monthly management fee based on actual expenses incurred which currently averages approximately $35,600 paid by the limited partners. We, along with the other limited partners, have committed to investing up to a combined total of $15.0 million of which $7.5 million was invested as of December 31, 2002.

12.    ACQUISITIONS AND DISPOSITIONS:

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

        Emmis Disposition.    In June 2000, the Company settled its litigation with Emmis Communication Corporation (Emmis) and former CEO-designate Barry Baker regarding the sale of its St. Louis broadcast properties. As a result of the settlement, the purchase option of the Company's St. Louis broadcast properties has been terminated and a subsequent agreement was entered into whereby the Company would sell its St. Louis radio properties to Emmis. In October 2000, the Company completed the sale of its St. Louis radio properties to Emmis for $220.0 million and retained its St. Louis television station, KDNL-TV.

        Entercom Disposition.    On July 20, 2000 the Company completed the sale of four radio stations in Kansas City to Entercom Communications Corporation (Entercom)for an aggregate purchase price of $126.6 million in cash. The stations sold were KCFX-FM, KQRC-FM, KCIY-FM, and KXTR-FM. In November 2000, the Company completed the sale of WKRF-FM in Wilkes-Barre, Pennsylvania to Entercom for $0.6 million.

        WNYO Acquisition.    In August 2000, the Company entered into an agreement to purchase the stock of Grant Television, Inc., the owner of WNYO-TV in Buffalo, New York, for a purchase price of $51.5 million. In October 2000, the Company completed the stock acquisition of Grant, obtaining the non-license assets of WNYO-TV and began programming the television station under local marketing agreement. The acquisition was accounted for under the purchase method of accounting whereby the purchase price was allocated to property and programming assets, definite-lived intangible broadcast assets and other intangible assets for $2.9 million, $3.9 million and $39.8 million, respectively. In December 2001, the Company received FCC approval and on January 25, 2002, the Company completed the purchase of the FCC license and related assets of WNYO-TV for a purchase price of $6.7 million.

        Cunningham/WPTT, Inc. Acquisition.    On November 15, 1999, the Company entered into an agreement to purchase substantially all of the assets of television stations WCWB-TV, Channel 22, Pittsburgh, Pennsylvania, from the owner of that television station, WPTT, Inc. In December 2001, the Company received FCC approval and on January 7, 2002, the Company closed on the purchase of the FCC license and related assets of WCWB-TV for a purchase price of $18.8 million.

        On November 15, 1999, the Company entered into five separate plans and agreements of merger, pursuant to which it would acquire through merger with subsidiaries of Cunningham, television broadcast stations WABM-TV, Birmingham, Alabama, KRRT-TV, San Antonio, Texas, WVTV-TV, Milwaukee, Wisconsin, WRDC-TV, Raleigh, North Carolina, and WBSC-TV (formerly WFBC-TV), Anderson, South Carolina. The consideration for these mergers is the issuance to Cunningham of shares of Class A Common voting Stock of the Company. In December 2001, the Company received FCC approval on all the transactions except for WBSC-TV. Accordingly, on February 1, 2002, the Company closed on the purchase of the FCC license and related assets of WABM-TV, KRRT-TV, WVTV-TV and WRDC-TV. The total value of the shares issued in consideration for the approved mergers was $7.7 million.

        Mission Acquisition.    Pursuant to our merger with Sullivan Broadcast Holdings, Inc. which was effective July 1, 1998, the Company acquired options to acquire television broadcast station WUXP-TV in Nashville, Tennessee from Mission Broadcasting I, Inc. and television broadcast station WUPN-TV in Greensboro, North Carolina from Mission Broadcasting II, Inc. On November 15, 1999, the Company exercised its option to acquire both of the foregoing stations. In December 2001, the Company received FCC approval and in January 2002, the Company closed on the purchase of the FCC licenses and related assets of WUXP-TV and WUPN-TV for the assumption of notes payable aggregating $4.2 million and $0.1 million of cash. Prior to closing, the Company programmed these stations pursuant to an LMA.

        Sullivan Acquisition.    In December 2001, the Company received FCC approval to acquire 100% of the stock of Sullivan Broadcasting Company II, Inc. and Sullivan Broadcasting Company IV, Inc. which, in the aggregate, own the FCC license and related assets of six television stations. In January 2002, the Company completed the purchase of the FCC license and related assets of WZTV-TV, WUTV-TV, WXLV-TV, WRLH-TV, WMSN-TV and KOKH-TV. Prior to closing, the Company programmed these stations pursuant to LMA's. As consideration for the purchase of the FCC license and related assets of KOKH, the Company forgave a note receivable to Sullivan IV in the amount of $16.6 million.

        WUHF Acquisition.    In December 1999, the Company entered into a stock purchase agreement with BS&L Broadcasting, Inc. (BS&L) and its sole shareholder to acquire the stock of BS&L, the licensee of WUHF-TV, Rochester, New York. BS&L acquired the license of WUHF-TV from Sullivan II. One of the conditions to our acquisition of the stock of BS&L was the receipt of FCC approval. On April 30, 2002, we acquired the stock of BS&L Broadcasting, Inc. (BS&L), from its sole shareholder, which owned the FCC license and related assets of WUHF-TV in Rochester, New York. As consideration for the purchase of the FCC license and related assets, we forgave a note receivable from BS&L in the amount of $22.0 million. Prior to the completion of the acquisition, we programmed WUHF-TV pursuant to a local marketing agreement.

        WBSC LMA.    The license assets of WBSC-TV Greenville/Spartansburg/Anderson, South Carolina, are currently owned by Cunningham and we intend to acquire these assets upon FCC approval. The FCC recently denied our application to acquire the license for this station based on the "eight voices test" and we have filed a motion for reconsideration of that decision.

13.    DISCONTINUED OPERATIONS:

        In July 1999, the Company entered into an agreement to sell 46 of its radio stations in nine markets to Entercom for $824.5 million in cash (adjusted for closing costs). In December 1999, the Company completed the sale of 41 of its radio stations in eight markets to Entercom for $700.4 million in cash recognizing a gain, net of tax, of $192.4 million. The Company completed the sale of four of the remaining five radio stations to Entercom in July 2000 for $126.6 million in cash and completed the sale of the remaining radio station in Wilkes-Barre to Entercom in November 2000 for a purchase price of $0.6 million in cash. In addition, in October 2000, the Company completed its sale to Emmis of the remaining radio stations serving the St. Louis market for a purchase price of $220.0 million. The

Company recognized a gain, net of tax, of $108.3 million on the sale of these remaining radio stations for the year ended December 31, 2000.

        Based on the Company's strategy to divest of its radio broadcasting segment, "Discontinued Operations" accounting has been adopted, in accordance with APB No. 30, for the periods presented in the accompanying financial statements and the notes thereto. As such, the results from operations of the radio broadcast segment, net of related income taxes, has been reclassified from income from operations and reflected as income from discontinued operations in the accompanying consolidated statements of operations for all periods presented. Accounts receivable related to discontinued operations, which the Company will continue to own the rights to and collect, is included in accounts receivable, net of allowance for doubtful accounts, in the accompanying consolidated balance sheets for all periods presented. Accounts receivable, net of allowance for doubtful accounts includes accounts receivable related to discontinued operations balances of $220,667, net of allowance of $144,253 and $4.6 million, net of allowance of $1.5 million as of December 31, 2002 and 2001, respectively.

        On April 18, 2002, we entered into an agreement to sell the television station of WTTV-TV in Bloomington, Indiana and its satellite station, WTTK-TV in Kokomo, Indiana to a third party. On July 24, 2002, WTTV-TV had net assets and liabilities held for sale of $108.8 million, and we completed such sale for $124.5 million and recognized a gain, net of taxes, of $7.5 million, which was used to pay down indebtedness. The operating results of WTTV-TV are not included in our consolidated results from continuing operations for the years ended December 31, 2002, 2001 and 2000. Since this agreement met all of the criteria for a qualifying plan of sale, the assets and liabilities disposed of by this sale have been classified as "held for sale" on the accompanying consolidated balance sheets presented. We applied the accounting for the disposal of long-lived assets in accordance with SFAS No. 144 as of January 1, 2002.

        The details of classifications in the accompanying balance sheet as "held for sale" is as follows:

	December 31, 2002	December 31, 2001
Assets:
Current portion of program contract costs	$—	$7,440
Deferred barter costs	—	8
Prepaid expenses	—	68
Property and equipment, net	—	4,702
Program contract costs, less current portion	—	5,924
Intangibles	—	110,252

Assets held for sale	$—	$128,394

Liabilities:
Current portion of program contracts payable ram license liabilities	$—	$9,132
Deferred barter revenues	—	(11)
Program contracts payable, less current portion	—	11,702

Liabilities held for sale	$—	$20,823

        "Net income from discontinued operations" includes net broadcast revenues of $10.2 million, $21.0 million and $55.5 million for the years ended December 31, 2002, 2001 and 2000, respectively.

        Discontinued operations have not been segregated in the consolidated statements of cash flows and, therefore, amounts for certain captions will not agree with the accompanying Consolidated Statements of Operations.

14.    Restructuring Charges:

        During February 2001, the Company offered a voluntary early retirement program to its eligible employees and implemented a restructuring program to reduce operating and overhead costs. As a result, the Company reduced its staff by 186 employees and incurred a restructuring charge of $2.4 million, which is included in the accompanying Consolidated Statements of Operations.

        During September 2001, KDNL-TV in St. Louis, Missouri discontinued programming its local news broadcast. As a result, the Company incurred a restructuring charge of $1.1 million. During December 2001, WXLV-TV in Winston-Salem, North Carolina discontinued programming its local news broadcast. As a result we incurred a restructuring charge of $0.3 million. The restructuring charges are related to severance and operating contract termination costs.

        The following table provides a roll-forward of liabilities resulting from these restructuring charges (in thousands):

	Employee Severance and Termination Benefits	Lease Termination and Other Costs	Total
2001 Restructuring Charges	$3,448	$388	$3,836
2001 Payments	(2,367)	(76)	(2,443)

December 31, 2001 accrued balances	1,081	312	1,393
2002 Payments	(1,026)	(275)	(1,301)

December 31, 2002 accrued balances	$55	$37	$92

15.    Contract Termination Costs:

        During 2001, the Company terminated certain agreements and entered into new agreements with unrelated third parties. The Company incurred $5.1 million of contract termination costs, and received $21.4 million for entering into a new contract. Both amounts will be recognized as a reduction in selling, general and administrative expense on a straight-line basis over the term of the contracts.

16.    EMPLOYEE BENEFIT PLAN:

        The Sinclair Broadcast Group, Inc. 401(k) Profit Sharing Plan and Trust (the SBG Plan) covers eligible employees the Company. Contributions made to the SBG Plan include an employee elected salary reduction amount, company-matching contributions and a discretionary amount determined each year by the Board of Directors. The Company's 401(k) expense for the years ended December 31, 2002, 2001 and 2000 was $1.3 million, $1.2 million and $1.7 million, respectively. There were no discretionary contributions during these periods. The Company has registered 800,000 shares of its Class A Common Stock with the SEC to be issued as a matching contribution for the 1997 plan year and subsequent plan years.

17.    STOCK-BASED COMPENSATION PLANS:

Stock Option Plans

        Designated Participants Stock Option Plan.    In connection with the Company's initial public offering in June 1995 (the "IPO"), the Board of Directors of the Company adopted an Incentive Stock Option Plan for Designated Participants (the Designated Participants Stock Option Plan) pursuant to which options for shares of Class A common stock were granted to certain key employees of the Company. The Designated Participants Stock Option Plan provides that the number of shares of Class A Common Stock reserved for issuance under the Designated Participant Stock Option Plan is 136,000. Options granted pursuant to the Designated Participants Stock Option Plan must be exercised within 10 years following the grant date. As of December 31, 2002, 34,500 shares were available for future grants.

        Long-Term Incentive Plan.    In June 1996, the Board of Directors of the Company adopted, upon approval of the stockholders by proxy, the 1996 Long-Term Incentive Plan (the LTIP). The purpose of the LTIP is to reward key individuals for making major contributions to the success of the Company and its subsidiaries and to attract and retain the services of qualified and capable employees. Options granted pursuant to the LTIP must be exercised within 10 years following the grant date. A total of 14,000,000 shares of Class A Common Stock are reserved for awards under the plan. As of December 31, 2002, 11,965,805 shares have been granted under the LTIP and 7,196,976 shares (including forfeited shares) were available for future grants.

        Incentive Stock Option Plan.    In June 1996, the Board of Directors adopted, upon approval of the stockholders by proxy, an amendment to the Company's Incentive Stock Option Plan. The purpose of the amendment was (i) to increase the number of shares of Class A Common Stock approved for issuance under the plan from 800,000 to 1,000,000, (ii) to lengthen the period after date of grant before options become exercisable from two years to three years and (iii) to provide immediate termination and three-year ratable vesting of options in certain circumstances. Options granted pursuant to the ISOP must be exercised within 10 years following the grant date. As of December 31, 2002, 714,200 shares have been granted under the ISOP and 772,334 shares (including forfeited shares) were available for future grants.

        A summary of changes in outstanding stock options is as follows:

	Options	Weighted-Average Exercise Price	Exercisable	Weighted-Average Exercise Price
Outstanding at end of 1999	7,182,770	19.84	3,639,020	15.41
2000 Activity:
Granted	1,371,335	9.71	—	—
Exercised	(5,667)	9.25	—	—
Forfeited	(1,141,493)	21.35	—	—

Outstanding at end of 2000	7,406,945	17.74	3,886,793	14.88
2001 Activity:
Granted	676,400	8.93	—	—
Exercised	(63,287)	9.20	—	—
Forfeited	(792,613)	18.94	—	—

Outstanding at end of 2001	7,227,445	16.86	4,666,669	15.65
2002 Activity:
Granted	260,400	12.14	—	—
Exercised	(283,812)	9.23	—	—
Forfeited	(628,775)	20.61	—	—

Outstanding at end of 2002	6,575,258	16.64	5,066,783	16.08

        Additional information regarding stock options outstanding at December 31, 2002 is as follows:

Outstanding	Exercise Price	Weighted-Average Remaining Contractual Life (In Years)	Exercisable	Weighted- Average Exercise Price
398,675	$6.10 – 9.06	8.2	174,150	$8.70
1,127,963	$9.20 – 13.68	7.4	724,038	$9.73
3,257,870	$14.32 – 20.94	3.6	3,231,470	$15.35
1,790,750	$24.20 – 28.42	5.1	937,125	$24.91

6,575,258	$6.10 – 28.42	4.9	5,066,783	$16.08

18.    EARNINGS PER SHARE:

        The following table reconciles income (numerator) and shares (denominator) used in the Company's computations of earnings per share for the years ended December 31, 2002, 2001, and 2000 (in thousands, except per share data):

Numerator	2002	2001	2000
Net income (loss) from continuing operations	$3,850	$(113,460)	$(37,831)

Net income from discontinued operations, including gain on sale of broadcast assets related to discontinued operations	$7,891	$(52)	$115,196

Net loss from extraordinary item	$(9,831)	$(14,210)	$—

Cumulative adjustment for change in accounting principle	$(566,404)	$—	$—

Net (loss) income	$(564,494)	$(127,722)	$77,365
Preferred stock dividends payable	(10,350)	(10,350)	(10,350)

Net (loss) income available to common shareholders	$(574,844)	$(138,072)	$67,015

Denominator
Weighted-average number of common shares	85,337	84,352	91,405
Dilutive effect of outstanding stock options	243	31	27
Dilutive effect of equity put options	—	241	1,055

Weighted-average number of common equivalent shares outstanding	85,580	84,624	92,487

BASIC EARNINGS PER SHARE:
Net loss per share from continuing operations	$(0.08)	$(1.47)	$(0.53)

Net income per share from discontinued operations	$0.09	$—	$1.26

Net loss per share from extraordinary item	$(0.12)	$(0.17)	$—

Net loss per change from cumulative effect of change in accounting principle	$(6.64)	$—	$—

Net (loss) income per share	$(6.74)	$(1.64)	$0.73

DILUTED EARNINGS PER SHARE:
Net loss per share from continuing operations	$(0.08)	$(1.47)	$(0.53)

Net income per share from discontinued operations	$0.09	$—	$1.26

Net loss per share from extraordinary item	$(0.12)	$(0.17)	$—

Net loss per change from cumulative effect of change in accounting principle	$(6.64)	$—	$—

Net (loss) income per share	$(6.74)	$(1.64)	$0.73

        Basic earnings per share (EPS) is calculated using the weighted average number of shares outstanding during the period. Diluted earnings per share (Diluted EPS) includes the potentially dilutive effect, if any, which would occur if outstanding options to purchase common stock were exercised using the treasury stock method and if written equity put options were exercised using the reverse treasury stock method. Stock options to purchase 0.2 million incremental shares of common stock and stock options and written equity put options to purchase 0.3 million and 1.1 million incremental shares of common stock were outstanding during the years ended December 31, 2002, December 31, 2001 and December 31, 2000, respectively, but were not included in the computation of diluted EPS as the effect would be anti-dilutive. Stock options to purchase shares of common stock were outstanding during the years ended December 31, 2002, 2001 and 2000, but were not included in the computation of diluted EPS because the option's exercise price was greater than the average market price of the common shares.

19.    QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

	For the Quarter Ended,
	03/31/02 (As reported)	03/31/02 (As restated)(1)(2)	06/30/02 (2)	09/30/02 (2)	12/31/02
Total revenues	$167,480	$160,379	$190,670	$178,567	$206,173
Operating income (loss)	28,808	28,854	49,078	42,998	63,700
Net income (loss) from continuing operations	(630)	(172)	(2,009)	(24,987)	31,018
Income (loss) from discontinued operations	—	(458)	585	7,764	—
Income (loss) from extraordinary item	(728)	(728)	—	(4,218)	(4,885)
Income (loss) from change in accounting principle	(41,608)	(566,404)	—	—	—
Net loss available to common shareholders	(45,554)	(570,350)	(4,011)	(24,029)	23,546
Basic loss per share from continuing operations	(0.04)	(0.03)	(0.05)	(0.32)	0.33
Basic income (loss) per share from discontinued operations	—	(0.01)	0.01	0.09	—
Basic income (loss) per share from extraordinary item	(0.01)	(0.01)	—	(0.05)	(0.06)
Basic income (loss) per share from change in accounting principle	(0.49)	(6.67)	—	—	—
Basic loss per share	(0.54)	(6.72)	(0.05)	(0.28)	0.28
Diluted loss per share from continuing operations	(0.04)	(0.03)	(0.05)	(0.32)	0.33
Diluted income (loss) per share from discontinued operations	—	(0.01)	0.01	0.09	—
Diluted income (loss) per share from extraordinary item	(0.01)	(0.01)	—	(0.05)	(0.06)
Diluted income (loss) per share from change in accounting principle	(0.49)	(6.67)	—	—	—
Diluted (loss) earnings per share	(0.54)	(6.72)	(0.05)	(0.28)	0.27
	Quarter Ended
	03/31/01	06/30/01	09/30/01	12/31/01
Total revenues	158,106	186,505	162,019	178,021
Operating income (loss)	7,140	24,805	5,657	401
Net loss from continuing operations	(36,823)	(13,225)	(29,492)	(33,920)
Net income (loss) from discontinued operations	210	204	(367)	(99)
Net loss available to common shareholders	(39,201)	(20,307)	(32,447)	(46,117)
Basic loss per share from continuing operations	(0.47)	(0.19)	(0.38)	(0.43)
Diluted loss per share from continuing operations	(0.47)	(0.19)	(0.38)	(0.43)
Basic loss per share from discontinued operations	—	—	—	—
Diluted loss per share from discontinued operations	—	—	—	—
Basic loss per share	(0.46)	(0.24)	(0.39)	(0.55)
Diluted loss per share	(0.46)	(0.24)	(0.39)	(0.55)

(1)
The results previously reported in the Company's Form 10-Q for the quarter ended March 31, 2002 have been restated to reflect the cumulative effect of adoption of SFAS No. 142 as discussed in Note 1. The results have also been restated to reflect the results of discontinued operations as described in Note 1.

(2)
The results previously reported in the Company's Form 10-Q for the quarters ended March 31, 2002, June 30, 2002 and September 30, 2002 have been restated to reflect the adoption of EITF 02-16 as discussed in Note 1.

SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
INDEX TO SCHEDULES

Report of Independent Public Accountants	S-2
Schedule II—Valuation and Qualifying Accounts	S-3

All schedules except those listed above are omitted as not applicable or not required or the required information is included in the consolidated financial statements or in the notes thereto.

REPORT OF INDEPENDENT AUDITORS

To the Stockholders of
Sinclair Broadcast Group, Inc.:

We have audited in accordance with the auditing standards generally accepted in the United States, the financial statements of Sinclair Broadcast Group, Inc. and Subsidiaries included in this Form 10-K and have issued our report thereon dated February 10, 2003. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commissions rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                      /s/  ERNST & YOUNG, LLP

Baltimore, Maryland,
February 10, 2003

SCHEDULE II

SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002
(in thousands)

Description	Balance at Beginning Of Period	Charged to Cost and Expenses	Charged to other Accounts (1)	Deductions	Balance at End of Period
2000
Allowance for doubtful accounts	5,016	3,494	75	2,676	5,909
2001
Allowance for doubtful accounts	5,909	4,259	(69)	3,877	6,222
2002
Allowance for doubtful accounts	6,222	2,890	(1,326)	1,840	5,946

(1)
Amount represents allowance for doubtful account balances related to the acquisition of certain television stations and/or the disposition of certain radio stations.

QuickLinks

PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
STATEMENT OF OPERATIONS DATA (dollars in thousands, except per share data)
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
BROADCAST REVENUE (dollars in thousands)
OPERATING DATA (dollars in thousands)
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14. CONTROLS AND PROCEDURES
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
POWER OF ATTORNEY
SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES INDEX TO FINANCIAL STATEMENTS
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands)
SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (in thousands, except per share data)
SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (in thousands)
SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (in thousands)
SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2002, 2001 AND 2000
SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES INDEX TO SCHEDULES
REPORT OF INDEPENDENT AUDITORS
  SCHEDULE II
SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002 (in thousands)