Form 10-K/A
period 2002-12-31
SINCLAIR BROADCAST GROUP INC
filed 2003-03-31
CIK 912752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–K/A

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO .

COMMISSION FILE NUMBER: 000-26076

SINCLAIR BROADCAST GROUP, INC.
(Exact name of Registrant as specified in its charter)

Maryland	52-1494660
(State of incorporation)	(I.R.S. Employer Identification No.)

10706 Beaver Dam Road Hunt Valley, MD 21030
(Address of principal executive offices)

(410) 568–1500
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

Documents Incorporated by Reference - None

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

STATEMENT OF OPERATIONS DATA

(dollars in thousands, except per share data)

	Years Ended December 31,
	2002	2001	2000	1999	1998
Statement of Operations Data:
Net broadcast revenues(a)	$670,534	$623,837	$699,422	$643,088	$537,793
Barter revenues	60,911	53,889	54,595	60,052	55,276
Other revenues	4,344	6,925	4,494	—	—
Total revenues	735,789	684,651	758,511	703,140	593,069
Operating costs(b)	309,254	311,494	320,817	276,092	213,192
Expenses from barter arrangements	54,567	48,159	48,543	54,463	49,805
Depreciation and amortization(c)(d)	185,939	260,526	230,889	204,612	158,653
Stock-based compensation	1,399	1,559	1,762	2,467	2,873
Impairment and write down charge of long-lived assets	—	16,075	—	—	—
Restructuring costs	—	3,700	—	—	—
Contract termination costs	—	5,135	—	—	—
Cumulative adjustment for change in assets held for sale	—	—	619	—	—
Operating income	184,630	38,003	155,881	165,506	168,546
Interest expense(d)	(126,500)	(143,574)	(152,219)	(181,569)	(141,704)
Subsidiary trust minority interest expense(e)	(23,890)	(23,890)	(23,890)	(23,890)	(23,923)
Gain (loss) on sale of broadcast assets	(478)	204	—	(418)	1,232
Unrealized (loss) gain on derivative instrument	(30,939)	(32,220)	(296)	15,747	(9,050)
Loss related to investments	(1,189)	(7,616)	(16,764)	—	—
Interest and other income	3,585	3,758	2,812	3,082	6,631
Income (loss) before income taxes	5,219	(165,335)	(34,476)	(21,542)	1,732
(Provision) benefit for income taxes	(1,369)	51,875	(3,355)	(23,281)	(30,811)
Income (loss) from continuing operations	3,850	(113,460)	(37,831)	(44,823)	(29,079)
Discontinued Operations:
Income (loss) from discontinued operations, net of related income taxes	372	(52)	6,932	20,235	16,980
Gain on sale of broadcast assets, net of related income taxes	7,519	—	108,264	192,372	6,282
Extraordinary item:
Loss on early extinguishment of debt, net of related income taxes	(9,831)	(14,210)	—	—	(11,063)
Cumulative adjustment for change in accounting principle net of related income taxes	(566,404)	—	—	—	—
Net (loss) income	$(564,494)	$(127,722)	$77,365	$167,784	$(16,880)
Net (loss) income available to common Shareholders	$(574,844)	$(138,072)	$67,015	$157,434	$(27,230)

Other Data:
Broadcast cash flow(f)(m)	$293,548	$255,519	$329,907	$321,673	$294,581
Broadcast cash flow margin(g)	43.8%	41.0%	47.2%	50.0%	54.8%
Adjusted EBITDA(h)(m)	$273,753	$235,769	$307,602	$303,027	$277,988
Adjusted EBITDA margin(g)	40.8%	37.8%	44.0%	47.1%	51.7%
After tax cash flow(i)(m)	$143,703	$91,262	$145,469	$137,245	$149,760
Program contract payments(j)	$99,922	$91,267	$84,131	$69,558	$52,084
Corporate overhead expense	$19,795	$19,750	$22,305	$18,646	$16,593
Capital expenditures	$62,909	$29,017	$33,256	$30,861	$19,426
Cash flows from operating activities	$149,615	$58,888	$69,127	$130,665	$150,480
Cash flows from (used in) investing activities	$52,822	$(33,338)	$209,820	$452,499	$(1,812,682)
Cash flows (used in) from financing activities	$(229,173)	$2,422	$(291,264)	$(570,024)	$1,526,143

Per Share Data:
Basic loss per share from continuing operations	$(0.08)	$(1.47)	$(0.53)	$(0.57)	$(0.42)
Basic earnings per share from discontinued operations	$0.09	—	$1.26	$2.20	$0.25
Basic loss per share from extraordinary item	$(0.12)	$(0.17)	—	—	$(0.12)
Basic loss per share from cumulative effect of accounting change	$(6.64)	—	—	—	—
Basic net income (loss) per share	$(6.74)	$(1.64)	$0.73	$1.63	$(0.29)
Diluted loss per share from continuing operations	$(0.08)	$(1.47)	$(0.53)	$(0.57)	$(0.42)
Diluted earnings per share from discontinued operations	$0.09	—	$1.26	$2.20	$0.25

Diluted loss per share from extraordinary item	$(0.12)	$(0.17)	—	—	$(0.12)
Diluted loss per share from cumulative effect of accounting change	$(6.64)	—	—	—	—
Diluted net income (loss) per share	$(6.74)	$(1.64)	$0.73	$1.63	$(0.29)

Balance Sheet Data:
Cash and cash equivalents	$5,327	$32,063	$4,091	$16,408	$3,268
Total assets	$2,606,773	$3,289,426	$3,400,640	$3,619,510	$3,852,752
Total debt(k)	$1,551,970	$1,685,630	$1,616,426	$1,792,339	$2,327,221
HYTOPS(l)	$200,000	$200,000	$200,000	$200,000	$200,000
Total stockholders’ equity	$211,180	$771,960	$912,530	$974,917	$816,043

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

(f)            “Broadcast cash flow” (BCF) is defined as operating income plus corporate expenses, selling, general and administrative expenses related to software development and consulting operations, stock-based compensation, depreciation, and amortization (including film amortization, and amortization of deferred compensation), restructuring charges, contract termination costs, impairment and write down of long-lived assets, cumulative adjustment for change in assets held for sale, less other revenue and cash payments for program rights. Cash program payments represent cash payments made for current programs payable and do not necessarily correspond to program usage.  We believe these data are comparable to the data provided by the other companies in the industry, but there can be no assurance that it is comparable.  BCF does not purport to represent cash provided by operating activities as reflected in our consolidated statements of cash flows and is not a measure of financial performance under generally accepted accounting principles.  In addition, BCF should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.  Management believes the presentation of BCF is relevant and useful because  1) it is a measurement utilized by management and lenders to measure our ability to service our debt, 2) it is a measurement utilized by management and industry analysts to determine a private market value of our television stations and 3) it is a measurement management and industry analysts utilize when determining our operating performance.

(g)         “Broadcast cash flow margin” is defined as broadcast cash flow divided by net broadcast revenues.  “Adjusted EBITDA margin” is defined as Adjusted EBITDA divided by net broadcast revenues.

(h)         “Adjusted EBITDA” is defined as broadcast cash flow less corporate expenses and is a commonly used measure of performance for broadcast companies.  We believe these data are comparable to the data provided by other companies in the industry, but there can be no assurances that it is comparable.  Adjusted EBITDA does not purport to represent cash provided by operating activities as reflected in our consolidated statements of cash flows and is not a measure of financial performance under generally accepted accounting principles.  In addition, Adjusted EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.  Management believes the presentation of Adjusted EBITDA is relevant and useful because (1) it is a measurement utilized by management and lenders to measure our ability to service our debt, (2) it is a measurement utilized by management and industry analysts to determine a private market value of our television stations and (3) it is a measurement management and industry analysts utilize when determining our operating performance.

(i)             “After tax cash flow” (ATCF) is defined as net income (loss) available to common shareholders, plus extraordinary items (before the effect of related tax benefits) plus depreciation and amortization (excluding film amortization), stock-based compensation, amortization of deferred financing costs, restructuring charges, contract termination costs, impairment and write down of long-lived assets, the cumulative adjustment for change in assets held for sale, the loss of equity investments (or minus the gain), unrealized loss on derivative instruments (or minus the gain), the deferred tax provision related to operations or minus the deferred tax benefit, the cumulative affect of change in accounting principle, the loss on the sale of discontinued operations (or minus the gain) and loss on sale of assets (or minus the gain) and minus deferred NOL carrybacks.  We have presented ATCF data, which we believe is comparable to the data provided by other companies in the industry, because such data are commonly used as a measure of performance for broadcast companies; however, there can be no assurances that it is comparable. ATCF is presented here not as a measure of operating results and does not purport to represent cash provided by operating activities. ATCF should not be considered in isolation or as substitute for measures of performance prepared in accordance with generally accepted accounting principles. Management believes the presentation of ATCF is relevant and useful because ATCF is a measurement utilized by management and industry analysts to determine a public market value of our television stations and ATCF is a measurement management and analysts utilize when determining our operating performance.

(j)             Program contract payments do not include payments related to WTTV-TV, which we sold on July 24, 2002.   Program contract payments related to WTTV-TV for the years ended December 31, 2002, 2001, 2000, 1999 and 1998 were $6,405, $10,989, $10,171, $9,915, and $9,023, respectively.

(k)          “Total debt” is defined as long-term debt, net of unamortized discount, and capital lease obligations, including the current portion thereof.  Total debt does not include the HYTOPS or our preferred stock.

(l)             HYTOPS represents our Obligated Mandatorily Redeemable Security of Subsidiary Trust Holding Solely KDSM Senior Debentures representing $200 million aggregate liquidation value.

(m)       The following table shows the calculation of Broadcast Cash Flow, Adjusted EBITDA and After-tax Cash Flow.

	For the Year ended December 31,
	2002	2001	2000	1999	1998
Broadcast Cash Flow & Adjusted EBITDA Calculation:
Operating income	$184,630	$38,003	$155,881	$165,506	$168,546
Corporate expenses	19,795	19,750	22,305	18,646	16,593
Other revenue	(4,344)	(6,925)	(4,494)	—	—
G1440 sales, general and administrative expenses	6,051	8,963	7,076	—	—
Stock based compensation	1,399	1,559	1,762	2,467	2,873
Impairment of assets	—	16,075	—	—	—
Restructuring costs	—	3,700	—	—	—
Contract termination costs	—	5,135	—	—	—
Cumulative adjustment- Assets Held for Sale	—	—	619	—	—
Depreciation and amortization	41,219	37,802	37,081	31,072	24,340
Amortization of intangibles	19,456	112,459	104,685	97,730	76,229
Amortization of film	125,264	110,265	89,123	75,810	58,084
Less: (Cash film payments)	(99,922)	(91,267)	(84,131)	(69,558)	(52,084)
Broadcast Cash Flow	$293,548	$255,519	$329,907	$321,673	$294,581
Less: Corporate expenses	(19,795)	(19,750)	(22,305)	(18,646)	(16,593)
Adjusted EBITDA	$273,753	$235,769	$307,602	$303,027	$277,988

After tax cash flow calculation:
Net income (loss) available to common shareholders	$(574,844)	$(138,072)	$67,015	$157,434	$(27,230)
Extraordinary item	9,831	14,210	—	—	11,063
Depreciation and amortization of property and equipment	41,219	37,802	37,081	$31,072	24,340
Amortization of intangibles	19,456	112,459	104,685	$97,730	76,229
Amortization of deferred financing costs	4,256	4,072	3,953	3,928	3,425
Stock based compensation	1,399	1,559	1,762	$2,467	2,873

Unrealized loss (gain) on derivative instrument	30,939	32,220	296	(15,747)	9,050
Impairment of asset	—	16,075	—	—	—
Restructuring costs	—	3,700	—	—	—
Contract termination costs	—	5,135	—	—	—
Cumulative adjustment for change in assets held for sale	—	—	619	—	—
Loss from equity investments	1,189	7,616	16,764	—	—
(Gain)/ Loss on sale of assets	478	(204)	—	418	(1,232)
Cumulative adjustment for change in accounting principle	566,404	—	—	—	—
Discontinued Operations:
Depreciation and Amortization	293	1,200	6,252	23,095	20,630
Amortization of intangibles	124	3,924	3,508	3,995	2,901
Stock based compensation	—	25	38	28	410
Restructuring costs	—	136	—	—	—
Gain on sale of discontinued operations	(7,519)	—	(108,264)	(192,372)	(6,282)
Add deferred taxes provision (benefit)	50,478	(10,595)	11,760	25,197	33,583
After Tax Cash Flow	$143,703	$91,262	$145,469	$137,245	$149,760

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

Our primary operating expenses are syndicated program rights fees, commissions on revenues, employee salaries, and newsgathering and station promotional costs. Amortization and depreciation of costs associated with the acquisition of the stations and interest carrying charges are significant factors in determining our overall profitability.

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

Program Contract Costs.  We have agreements with distributors for the rights to television programming over contract periods, which generally run from one to seven years.  Contract payments are made in installments over terms that are generally shorter than the contract period.  Each contract is recorded as an asset and a liability at an amount equal to its gross contractual commitment when the license period begins and the program is available for its first showing.  The portion of program contracts which become payable within one year is reflected as a current liability in the Consolidated Balance Sheets.

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

Our primary types of programming and their approximate percentages of 2002 net broadcast revenues were syndicated programming (51.5%), network programming (24.9%), news (13.8%), direct advertising programming (6.6%), sports programming (2.6%) and children’s programming (0.6%). Similarly, our five largest categories of advertising and their approximate percentages of 2002 net time sales were automotive (23.2%), professional services (10.7%), fast food advertising (7.4%), retail department stores (6.7%), and paid programming (6.7%). No other advertising category accounted for more than 4.5% of our net time sales in 2002. No individual advertiser accounted for more than 2.7% of our consolidated net broadcast revenues in 2002.

The following table sets forth certain of our operating data for the years ended December 31, 2002, 2001 and 2000.  For definitions of items, see footnotes to table in “Item 6. Selected Financial Data”.

OPERATING DATA

(dollars in thousands)

	Years ended December 31,
	2002	2001	2000
Net broadcast revenue	$670,534	$623,837	$699,422
Barter revenue	60,911	53,889	54,595
Other revenue	4,344	6,925	4,494
Total revenue	735,789	684,651	758,511
Operating costs	309,254	311,494	320,817
Expenses from barter arrangements	54,567	48,159	48,543
Depreciation and amortization	185,939	260,526	230,889
Stock-based compensation	1,399	1,559	1,762
Impairment and write down charge of long-lived assets	—	16,075	—
Restructuring costs	—	3,700	—
Contract termination costs	—	5,135	—
Cumulative adjustment for change in assets held for sale	—	—	619
Operating income	$184,630	$38,003	$155,881
Cumulative effect of change in accounting principle	$(566,404)	$—	$—
Net income (loss)	$(564,494)	$(127,722)	$77,365
Net income (loss) available to common shareholders	$(574,844)	$(138,072)	$67,015

Other Data:
Broadcast cash flow(a)	$293,548	$255,519	$329,907
BCF margin	43.8%	41.0%	47.2%
Adjusted EBITDA(a)	$273,753	$235,769	$307,602
Adjusted EBITDA margin	40.8%	37.8%	44.0%
After tax cash flow(a)	$143,703	$91,262	$145,469
Program contract payments	99,922	91,267	84,131
Corporate expense	19,795	19,750	22,305
Capital expenditures	62,909	29,017	33,256
Cash flows from operating activities	149,615	58,888	69,127
Cash flows from (used in) investing activities	52,822	(33,338)	209,820
Cash flows (used in) from financing activities	(229,173)	2,422	(291,264)

(a)          The following table shows the calculation of Broadcast Cash Flow, Adjusted EBITDA and After-tax Cash Flow.

	YTD 2002	YTD 2001	YTD 2000
Broadcast Cash Flow & Adjusted EBITDA Calculation:
Operating income	$184,630	$38,003	$155,881
Corporate Expenses	19,795	19,750	22,305
Other revenue	(4,344)	(6,925)	(4,494)
G1440 sales, general and administrative expenses	6,051	8,963	7,076
Stock based compensation	1,399	1,559	1,762
Impairment of Assets	—	16,075	—
Restructuring Costs	—	3,700	—
Contract Termination Costs	—	5,135	—
Cumulative Adjustment - Assets Held for Sale	—	—	619
Depreciation and Amortization	41,219	37,802	37,081
Amortization of intangibles	19,456	112,459	104,685
Amortization of film	125,264	110,265	89,123
Less: (Cash film payments)	(99,922)	(91,267)	(84,131)
Broadcast Cash Flow	293,548	255,519	329,907
Less: Corporate Expenses	(19,795)	(19,750)	(22,305)
Adjusted EBITDA	$273,753	$235,769	$307,602

After tax cash flow calculation:
Net income (loss) available to common shareholders	$(574,844)	$(138,072)	$67,015

Extraordinary item	9,831	14,210	—
Depreciation and amortization	41,219	37,802	37,081
Amortization of intangibles	19,456	112,459	104,685
Amortization of deferred financing costs	4,256	4,072	3,953
Stock based compensation	1,399	1,559	1,762
Unrealized loss (gain) on derivative instrument	30,939	32,220	296
Impairment of asset	—	16,075	—
Restructuring costs	—	3,700	—
Contract termination costs	—	5,135	—
Cumulative adjustment for change in assets held for sale	—	—	619
Loss from equity investments	1,189	7,616	16,764
(Gain)/ Loss on sale of assets	478	(204)
Cumulative adjustment for change in accounting principle	566,404	—	—
Discontinued Operations:
Depreciation and Amortization	293	1,200	6,252
Amortization of intangibles	124	3,924	3,508
Stock based compensation	—	25	38
Restructuring costs	—	136	—
Gain on sale of discontinued operations	(7,519)	—	(108,264)
Add deferred taxes provision (benefit)	50,478	(10,595)	11,760
After Tax Cash Flow	$143,703	$91,262	$145,469

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

The network affiliations that experienced the largest revenue growth for the year ended December 31, 2002 were our NBC and CBS affiliates which increased 21.3% and 19.3%, respectively, compared with the year ended December 31, 2001.  Our ABC and FOX affiliates experienced revenue growth of 11.3% and 9.1%, respectively, for the year ended December 31, 2002 as compared to the year ended December 31, 2001.  The WB affiliates’ revenue increased 2.0% for the year ended December 31, 2002 as compared to the year ended December 31, 2001.  The UPN affiliates’ revenue decreased 1.7% for the year ended December 31, 2002 as compared to the year ended December 31, 2001.

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

For the year ended December 31, 2002, we did not incur any restructuring charges, impairment and write-down of long-lived assets (except for the impact of adopting SFAS No. 142) or contract termination costs.  During the three months ended March 31, 2001, we offered a voluntary early retirement program to our eligible employees and implemented a restructuring program to reduce operating and overhead costs.  As a result, we reduced our staff by 186 employees and incurred a restructuring charge of $2.3 million, which is included in the accompanying consolidated statements of operations.  During September 2001, our station KDNL-TV in St. Louis, Missouri, discontinued programming its local news broadcast.  As a result, we incurred a restructuring charge of $1.1 million.  During December 2001, WXLV-TV in Winston-Salem, North Carolina discontinued programming its local news broadcast.  As a result we incurred a restructuring charge of $0.3 million.  The restructuring charges related to severance and operating contract termination costs.  During the nine months ended September 2001, we incurred an impairment and write-down of long-lived assets of $5.5 million and contract termination costs of $5.1 million.

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

Operating income decreased  $117.9 million to $38.0 million for the year ended December 31, 2001 from $155.9 million for the year ended December 31, 2000.   The net decrease in operating income for the year ended December 31, 2001 as compared to the year ended December 31, 2000 was primarily attributable to a decrease in net broadcast revenues, an increase in depreciation and amortization, an impairment and write down charge of $16.1 million, a restructuring charge of $2.3 million related to a reduction in our work force of 186 employees and a restructuring charge of $1.4 million related to the discontinuance of the news at our stations KDNL-TV, St. Louis, Missouri and WXLV-TV in Winston-Salem, North Carolina.  These costs were offset by decreases in programming production costs as well as selling, general and administrative costs.

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

During the third quarter of 2001, Sinclair terminated certain agreements and entered into new agreements with unrelated third parties. We incurred $5.1 million of contract termination costs and we received $21.4 million for entering the new contract.  Both the amounts will be recognized as a reduction of selling, general and administrative expenses on a straight-line basis over the term of the contracts.

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

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB Statement No. 133, and SFAS No. 138, Accounting for Derivative Instruments and Hedging Activities requires that an entity recognize all derivative instruments and hedging activities as either assets or liabilities on the balance sheet measured at their fair values.  Changes in fair value of all derivative instruments and hedging activities are required to be recognized through earnings unless specific hedge accounting criteria are met.  We adopted SFAS No. 133 as of January 1, 2001.

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

As of December 2002, we adopted SFAS No. 148, Accounting for Stock-Based Compensation-Transaction and Disclosure, an Amendment of FASB No. 123.  SFAS No. 148 revises the methods permitted by SFAS No. 123 of measuring compensation expense for stock-based employee compensation plans.   We use the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, as permitted under SFAS No. 123.   Therefore, this change did not have a material effect on our financial statements.  SFAS No. 148 requires us to disclose pro forma information related to stock-based compensation, in accordance with SFAS No. 123, on a quarterly basis in addition to the current annual basis disclosure.  We will report the pro forma information on an interim basis beginning with our March 31, 2003 Form 10-Q.

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

Net cash flows from investing activities were $52.8 million for the year ended December 31, 2002 as compared to net cash flows used in investing activities of $33.3 million for the year ended December 31, 2001. This increase in net cash flows used in investing activities was primarily due to the sale of WTTV broadcast assets and repayments of notes receivable, offset by payments relating to the acquisition of broadcast assets, property and equipment expenditures and equity investments. For the year ended December 31, 2002, we received proceeds of $124.5 million from the sale of WTTV-TV, we made cash payments of approximately $21.2 million related to the acquisition of television broadcast assets and received cash proceeds of $0.7 million related to the sale of broadcast assets. During the year ended December 31, 2002, we made equity investments of approximately $25.8 million. During 2002, we made payments for property and equipment of $62.9 million of which $49.6 million, related to digital conversion costs.

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

Summary Disclosures about Contractual Cash Obligations and Commercial Commitments

The following tables reflect a summary of our contractual cash obligations and other commercial commitments as of December 31, 2002:

Payments Due by Year

	2003	2004	2005	2006 and thereafter	Total
	(amounts in thousands)
Notes payable, capital leases, and commercial bank financing (1)	$50,683	$54,450	$55,844	$1,841,554	$2,002,531

Notes and capital leases payable to affiliates	6,602	6,643	7,580	33,844	54,669
HYTOPS	23,250	23,250	23,250	274,594	344,344
Fixed rate derivative instrument	35,650	35,938	35,938	15,360	122,886
Operating leases	4,134	3,249	2,839	12,490	22,712
Employment contracts	6,965	2,367	450	42	9,824
Film liability – active	121,396	66,530	45,853	12,279	246,058
Film liability – future (2)	6,457	15,469	9,609	28,377	59,912
Programming services	18,978	8,814	2,914	1,439	32,145
Maintenance and support	4,600	2,343	1,526	916	9,385
Other operating contracts	1,900	1,045	934	3,125	7,004

Total contractual cash obligations	$280,615	$220,098	$186,737	$2,224,020	$2,911,470

	2003	2004	2005	2006 and thereafter	Total Amounts Committed
	(amounts in thousands)
Other Commercial Commitments
Letters of credit	$82	$82	$82	$817	$1,063
Guarantees	115	119	122	31	387
Investments (3)	10,015	—	—	—	10,015
Network affiliation agreements	12,041	12,358	6,972	2,847	34,218
Purchase options (4)	—	—	13,250	9,000	22,250
LMA payments (5)	5,589	5,589	3,471	25,164	39,813
Total other commercial commitments	$27,842	$18,148	$23,897	$37,859	$107,746

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

Some of our officers and directors own stock or partnership interests in businesses that engage in television broadcasting, do business with us, or otherwise do business that conflicts with our interests. David D. Smith, Frederick G. Smith, and J. Duncan Smith are each an officer and director of Sinclair, and Robert E. Smith is a director of Sinclair. Together, the Smiths hold shares of our common stock that have a majority of the voting power. The Smiths own the television station WTTA-TV in St. Petersburg, Florida, which is programmed pursuant to an LMA with us. The Smiths also own businesses that lease real property and tower space to us, buy advertising time from us, and engage in other transactions with us.  David D. Smith, our President and Chief Executive Officer has a controlling interest in and is a member of the Board of Directors of Summa Holdings, Ltd.; a company in which we hold a 17.5% equity interest and have significant influence by holding a board seat.  In addition, Cunningham Broadcasting Corporation (formerly Glencairn, Ltd.) is a corporation owned by Carolyn C. Smith, the mother of the controlling stockholders and certain trusts established by Carolyn C. Smith for the benefit of her grandchildren (which own non-voting stock).  Cunningham holds the licenses for certain television stations that we program under local marketing agreements.  We have an option to acquire the equity interests in Cunningham for a price based on the purchase price of Cunningham’s stations and have agreed that if we exercise the option, we would either pay any liability under Cunningham’s bank credit agreement or take any equity interests subject to the security interest held by the lender under that agreement.

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

David D. Smith, Frederick G. Smith, J. Duncan Smith and Robert E. Smith are brothers and control the outcome of all matters submitted to a vote of stockholders (the controlling stockholders). The Smiths hold class B common stock, which generally has 10 votes per share. Our class A common stock has only one vote per share. Our other series of preferred stock generally do not have voting rights. We describe in detail the voting rights of shares of our capital stock in portions of Sinclair’s proxy statement for the 2002 annual meeting of shareholders under the heading “Security Ownership of Certain Beneficial Owners and Management”. As of February 14, 2003, the Smiths held shares representing 49.2% of the vote on most matters and representing 89.4% of the vote on the few matters for which class B shares have only one vote per share. The Smiths have agreed with each other that until 2005 they will vote to elect each of them as a director of Sinclair.

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

•                  personal video recorders (PVR’s).

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

The FCC’s plan calls for the DTV transition period to end in the year December 31, 2006, at which time the FCC expects that television broadcasters will cease non-digital broadcasting and return one of their two channels to the government, allowing that spectrum to be recovered for other uses. During the transition period, each existing analog television station will be permitted to operate a second station that will broadcast using the digital standard.  The FCC has been authorized by Congress to extend the 2006 deadline for reclamation of a television station’s non-digital channel if, in any given case:

•                  one or more television stations affiliated with ABC, CBS, NBC or FOX in a market is not broadcasting digitally, and the FCC determines that each such station has “exercised due diligence” in attempting to convert to digital broadcasting and satisfies the conditions for an extension of the FCC’s applicable construction deadlines for DTV service in that market;

•                  digital-to-analog converter technology is not generally available in such market; or

•                  15% or more of the television households in such market do not subscribe to a multichannel video service (cable, wireless cable or direct–to–home broadcast satellite television) that carries at least one digital channel from each of the local stations in that market, and cannot receive digital signals using either a television receiver capable of receiving digital signals or a receiver equipped with a digital-to-analog converter.

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

Reclamation of analog channels. Congress directed the FCC to begin auctioning analog channels 60–69 in 2001, even though the FCC is not to reclaim them until 2006. The channel 60-69 auction was scheduled to be held in January 2003 but has been  delayed, and no new auction date has been established.  Congress further permitted broadcasters to bid on the non-digital channels in cities with populations over 400,000.  If the channels are owned by our competitors, they may exert increased competitive pressure on our operations.  In addition, the FCC reallocated the spectrum band, currently comprising television channels 52-59, to permit both wireless services and certain new broadcast operations.    The FCC completed an auction for part of this spectrum in September 2002 and has scheduled an auction for another portion of this spectrum in May 2003.  With respect to the remaining spectrum, the FCC has not yet established an auction date.  Analog broadcasters are required to cease operation on this spectrum by the end of 2006 unless the FCC extends the end of the digital transition. The FCC envisions that this band will be used for a variety of broadcast-type applications including two-way interactive services and services using COFDM technology. We cannot predict how the development of this spectrum will affect our television operations.

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

The FCC’s ownership restrictions limit our ability to operate multiple television stations, and changes in these rules may threaten our existing strategic approach to certain television markets.

General limitations. The FCC’s ownership rules limit us from having “attributable interests” in television stations that reach more than 35% (using a calculation method specified by the FCC) of all television households in the U.S. We reach approximately 24% of U.S. television households on an actual basis or, under the FCC’s current method for calculating this limit, approximately 14%. Our ability to expand through the acquisition of additional stations in new markets is limited by these rules.  In September 2002, the FCC commenced a broad-based rulemaking proceeding to review all of its broadcast multiple ownership rules, including the 35% national ownership cap and the method to calculate a licensee’s percentage reach of television households.

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

Termination penalties. If the FCC requires us to modify or terminate existing LMAs before the terms of the LMAs expire or under certain circumstances we elect not to extend the term of the LMA’s, we may be forced to pay termination penalties under the terms of some of our LMAs.  Any such termination penalty could be material.

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

Loss on Derivatives:	Depreciation, amortization (primarily of programming and intangibles), and deferred compensation.

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information relating to our executive officers, directors and nominees, and certain key employees.

Name	Age	Title
David D. Smith	52	President, Chief Executive Officer, Director and Chairman of the Board
Frederick G. Smith	53	Vice President and Director
J. Duncan Smith	49	Secretary and Director
David B. Amy	50	Executive Vice President and Chief Financial Officer
Lawrence McCanna	59	Director
Basil A. Thomas	87	Director
Robert E. Smith	39	Director
Daniel C. Keith	48	Director
Martin R. Leader	62	Director
Steven M. Marks	46	Chief Operating Officer/ Television Group
David R. Bochenek	40	Chief Accounting Officer/Corporate Controller
M. William Butler	50	Vice President / Group Programming and Promotions
Barry M. Faber	41	Vice President / General Counsel
Lawrence M. Fiorino	41	Founder and CEO / G1440, Inc.
Mark E. Hyman	45	Vice President / Corporate Relations
Leonard Ostroff	35	Chief Operating Officer of Sinclair Ventures, Inc.
Nat Ostroff	62	Vice President / New Technology
Delbert R. Parks III	50	Vice President / Operations and Engineering
Lucy A. Rutishauser	38	Vice President / Corporate Finance / Treasurer
Jeffrey W. Sleete	48	Vice President / Marketing
Gregg Seigel	42	Vice President / National Sales
Darren Shapiro	42	Vice President / Sales
Donald H. Thompson	36	Vice President / Human Resources
Tom I. Waters III	34	Vice President / Purchasing

Members of the board of directors are elected for one-year terms and serve until their successors are duly elected and qualified.  Executive officers are appointed by the board of directors annually to serve for one-year terms and until their successors are duly appointed and qualified.  The Smiths have agreed with each other that until 2005 they will vote to elect each of them as a director of Sinclair.

Director and Officer Profiles

In 1978, David D. Smith founded Comark Communications, Inc., a company engaged in the manufacture of high power transmitters for UHF television stations, and was an officer and director of Comark until 1986.  He also was a principal in other television stations prior to serving as a General Manager of WCWB from 1984 until 1986.  In 1986, David was instrumental in the formation of Sinclair Broadcast Group, Inc.  He has served as President and Chief Executive Officer since 1988 and as Chairman of the Board of Sinclair Broadcast Group, Inc. since September 1990.  David Smith is currently a member of the Board of Directors of Sinclair Ventures, Inc., Acrodyne Communications, Inc., G1440, Inc., Summa Holdings, Ltd., KDSM, Inc., and Safe Waterways in Maryland.

Frederick G. Smith has served as Vice President of Sinclair since 1990 and Director since 1986.  Prior to joining Sinclair in 1990, Mr. Smith was an oral and maxillofacial surgeon engaged in private practice and was employed by Frederick G. Smith, M.S., D.D.S., P.A., a professional corporation of which Mr. Smith was the sole officer, director and stockholder. Mr. Smith is currently a member of the board of directors of Sinclair Ventures, Inc., the Freven Foundation, Safe Waterways in Maryland, and Gerstell Academy.

J. Duncan Smith has served as Secretary and as a Director of Sinclair since 1986.  Prior to that, he worked for Comark Communications, Inc. installing UHF transmitters.  In addition, he also worked extensively on the construction of WCWB in Pittsburgh, WTTE in Columbus, WIIB in Bloomington and WTTA in Tampa / St. Petersburg, the renovation of the studio, offices and news facility for WBFF in Baltimore and construction of the Sinclair headquarters building in Hunt Valley, MD. J. Duncan Smith is currently a member of the board of directors of Sinclair Ventures, Inc., the Boys Latin School, High Rock Foundation, and Safe Waterways in Maryland.

David B. Amy has served as Executive Vice President and Chief Financial Officer (CFO) since March 2001. Prior to that, he served as Executive Vice President since September 1999 and as Vice President and CFO from September 1998 to September 1999. Prior to that, he served as CFO since 1994. In addition, he serves as Secretary of SCI, the Sinclair subsidiary that owns and operates the broadcasting operations. Mr. Amy has over 19 years of broadcast experience, having joined Sinclair as a Business Manager for WCWB-TV in Pittsburgh. Mr. Amy received his MBA degree from the University of Pittsburgh in 1981.  Mr. Amy is currently a member of the board of directors of Acrodyne Communications, Inc., G1440, Inc., and KDSM, Inc., and an advisor to Allegiance Capital, L.P.

Lawrence E. McCanna has served as a Director of Sinclair since July 1995. Mr. McCanna has been a shareholder of the accounting firm of Gross, Mendelsohn & Associates, P.A. since 1972 and has served as its managing director since 1982. Mr. McCanna has served on various committees of the Maryland Association of Certified Public Accountants and was chairman of the Management of the Accounting Practice Committee. He is also a former member of the Management of an Accounting Practice Committee of the American Institute of Certified Public Accountants.  Mr. McCanna is a former member of the board of directors of Maryland Special Olympics.

Basil A. Thomas has served as a Director of Sinclair since November 1993. He is of counsel to the Baltimore law firm of Thomas & Libowitz, P.A. and has been in the private practice of law since 1983. From 1961 to 1968, Judge Thomas served as an Associate Judge on the Municipal Court of Baltimore City and, from 1968 to 1983, he served as an Associate Judge of the Supreme Bench of Baltimore City.  Judge Thomas is a trustee of the University of Baltimore and a member of the American Bar Association and the Maryland State Bar Association.  Judge Thomas attended the College of William & Mary and received his L.L.B. from the University of Baltimore. Judge Thomas is the father of Steven A. Thomas, a senior attorney and founder of Thomas & Libowitz, counsel to Sinclair.

Robert E. Smith has served as a Director of Sinclair since 1986. He served as Vice President and Treasurer of Sinclair from 1988 to June 1998, at which time he resigned from his position as Vice President and Treasurer.  Prior to that time, he assisted in the construction of WTTE-TV and also worked for Comark Communications, Inc. installing UHF transmitters. Mr. Smith is currently a member of the board of directors of Sinclair Ventures, Inc., Nextgen Foundation Charitable Trust, Garrison Forest School, Safe Waterways in Maryland, and Gerstell Academy.

Daniel C. Keith has served as a Director of Sinclair since May 2001. Mr. Keith is the President and Founder of the Cavanaugh Group, Inc., a Baltimore based investment advisory firm founded in October 1995.  Prior to establishing the Cavanaugh Group, Inc., Mr. Keith was Vice President, Senior Portfolio Manager, and Director of the Investment Management division of a local financial services company since 1985.  During this time, he served as chairman of the Investment Advisory Committee and was a member of the Board of Directors.  Mr. Keith has been advising clients since 1979 and is currently a member of the Boards of Trustees of The High Rock Foundation, Safe Waterways in Maryland and The Boy’s Latin School of Maryland.

Martin R. Leader has served as a Director of Sinclair since May 2002.  Mr. Leader is a retired partner of the law firm ShawPittman in Washington, D.C. where he specialized in communications law matters.  Prior to his service at ShawPittman, Mr. Leader was a senior partner with the law firm of Fisher Wayland Cooper Leader & Zaragoza in Washington, D.C. from 1973 to 1999.  He is currently a director of Star Scientific, Inc. (NASDAQ: STSI) where he serves on the Audit and Compensation Committees.  Mr. Leader has served on the staff of the Office of Opinions and Review of the Federal Communications Commission.  He is a member of the District of Columbia Bar.  Mr. Leader graduated from Tufts University and Vanderbilt University Law School.

Steven M. Marks has served as Chief Operating Officer of the Television Group since February 2003.  Prior to that he was Vice President/Regional Director of SCI from March 2002. As a Vice President/Regional Director, Mr. Marks was responsible for the Baltimore, Columbus, Pittsburgh, Flint, Tallahassee, Charleston, WV, Portland, Springfield, Minneapolis, Tampa, Syracuse, Norfolk, Richmond, Buffalo and Rochester markets.  Prior to his appointment as Vice President/Regional Director, Mr. Marks served as Regional Director since October 1994. Prior to his appointment as Regional Director, Mr. Marks served as General Manager for WBFF, Baltimore since July 1991.  From 1986 until joining WBFF in 1991, Mr. Marks served as General Sales Manager at WTTE, Columbus.  Prior to that time, he was national sales manager for WFLX-TV in West Palm Beach, Florida.

David R. Bochenek has served as Chief Accounting Officer/Controller since November 2002.  Mr. Bochenek joined Sinclair in March 2000 as the Corporate Controller.  Prior to joining Sinclair, Mr. Bochenek was Vice President, Corporate Controller for Prime Retail, Inc. since 1993. From 1990 to 1993, Mr. Bochenek served as Assistant Vice President for MNC Financial, Inc. and prior to that held various positions in the audit department of Ernst & Young, LLP since 1983. Mr. Bochenek received his Bachelor of Business Administration in Accounting and Master of Science in Finance from Loyola College in Maryland.   Mr. Bochenek is a Certified Public Accountant and is a member of the American Institute of Certified Public Accountant, the Maryland Association of Certified Public Accountants and the Financial Executives Institute.

M. William Butler has served as Vice President/Group Programming and Promotions of SCI since July 1999 and prior to that as Vice President/Group Program Director, SCI since 1997.  From 1995 to 1997, Mr. Butler served as Director of Programming at KCAL in Los Angeles, California.  From 1991 to 1995, he was Director of Marketing and Programming at WTXF in Philadelphia, Pennsylvania and prior to that he was the Program Director at WLVI in Boston, Massachusetts.   Mr. Butler attended the Graduate Business School of the University of Cincinnati from 1975 to 1976.

Barry M. Faber has served as Vice President/General Counsel of SBG since February 2003 and Vice President/General Counsel of SCI since August 1999 and prior to that as Associate General Counsel from 1996 to 1999.  Prior to that time, he was associated with the law firm of Fried, Frank, Harris, Shiver, & Jacobson in Washington, D.C.  Mr. Faber is a graduate of the University of Virginia and the University of Virginia School of Law.

Lawrence Fiorino founded G1440 in April 1998.  From 1994 to 1998, he was vice president of systems and technology for The Ryland Group, Inc. Mr. Fiorino is a Certified Public Accountant, has a BA in Accounting, an MBA in MIS, and is a regular contributing writer for Maryland’s Daily Record newspaper.  Mr. Fiorino appears weekly on “Fox-45’s Web Sightings” technology segment on Sinclair’s Fox Affiliate station in Baltimore, MD and has recently been named to “Baltimore’s 40 under 40.”

Mark E. Hyman has served as Vice President/Corporate Relations since July 1999 and prior to that as Director of Government Relations since February 1997.  He also hosts “The Point with Mark Hyman,” a daily commentary broadcast on Sinclair’s TV stations.  Prior to joining Sinclair, he worked for the Office of Naval Intelligence, the U.S. On-Site Inspection Agency as a foreign weapons inspector and he was a Congressional Fellow.  A 1981 U.S. Naval Academy graduate, he served on active duty and is currently a captain in the Naval Reserve’s Space & Network Warfare Program.  He is an officer and director of the Maryland-DC-Delaware Broadcasters Association and he is active in community and non-profit organizations.  He has been awarded several military and Intelligence Community awards and he is a Who’s Who for 2001 and 2002.

Leonard Ostroff has served as Chief Operating Officer of Sinclair Ventures, Inc., a wholly owned subsidiary of Sinclair Broadcast Group, Inc., since August 1999. From 1994 to 1999, Mr. Ostroff served as Vice President of Information Systems for Prudential Securities, Inc., a global securities firm based in New York City. From 1991 to 1994, Mr. Ostroff served as a Senior Imaging Consultant at VIPS, a boutique technology consulting firm in Towson, Maryland. From 1989 to 1991, Mr. Ostroff worked for Andersen Consulting in New York City as a Senior Consultant. He currently serves on or advises the boards of Agentsmith, Appforge, Sterling Ventures and G1440, Inc. and is an advisor to the Pearl Street Group.  Mr. Ostroff graduated from Lafayette College with a degree in Business and Economics.

Nat Ostroff has served as Vice President/New Technology since joining Sinclair in January 1996.  From 1984 until joining Sinclair, he was the President and CEO of Comark Communications, Inc., a leading manufacturer of UHF transmission equipment.  While at Comark, Mr. Ostroff was nominated and awarded a Prime Time Emmy Award for outstanding engineering achievement for the development of new UHF transmitter technologies in 1993. In 1968, Mr. Ostroff founded Acrodyne Industries Inc., a manufacturer of TV transmitters and a public company and served as its first President and CEO.  Mr.  Ostroff  holds a BSEE degree from Drexel University and an MEEE degree from New York University. He is a member of several industry organizations, including AFCCE, IEEE and SBE. Mr. Ostroff also serves as Chief Executive Officer and Chairman of the Board for Acrodyne Communications, Inc. in which Sinclair has an investment.

Delbert R. Parks III has served as Vice President/Operations and Engineering of SCI since 1996.  Prior to that time, he was Director of Operations and Engineering for WBFF-TV and Sinclair since 1985.  He has held various operations and engineering positions with Sinclair for the last 28 years.  He is responsible for planning,  organizing and implementing  operational and  engineering  policies  and  strategies  as they  relate to  television  operations, web activity, information management systems, and infrastructure. Mr. Parks is a member of the Society of Motion Picture and Television Engineers and the Society of Broadcast Engineers. Mr. Parks is also a retired Army Lieutenant Colonel who has held various commands during his 26-year reserve career.

Lucy A. Rutishauser has served as Vice President/Corporate Finance and Treasurer since November 2002.  From March 2001, she served as Treasurer and, prior to that, she served as Assistant Treasurer.  From 1992 to 1997, Ms. Rutishauser was the Assistant Treasurer for Treasure Chest Advertising Company (currently Vertis) and Integrated Health Services, Inc.  From 1988 to 1992, Ms. Rutishauser held various treasury positions with Laura Ashley, Inc. and Black and Decker Corporation.  Ms. Rutishauser graduated magna cum laude from Towson University with a Bachelor of Science degree in Economics and Finance and received her M.B.A., with honors from the University of Baltimore.  Ms. Rutishauser is a member of the National Institute of Investor Relations and the Association of Finance Professionals and is a past Board member for Mid-Atlantic Treasury Management Association.  Ms. Rutishauser currently serves on the University of Maryland Baltimore County Department of Economics Visitors Council.

Jeffrey W. Sleete has served as VP of Marketing since August 2001.  Prior to that time he served as a Regional Director and as Regional Sales Counselor for Sinclair’s television stations.  From 1996 to 1999, he was the Vice President of Sales & Marketing for Sinclair’s radio division.  Prior to that and from 1985, he served as General Manager of radio stations in Detroit, Houston and West Palm Beach.  From 1980 to 1985, Mr. Sleete headed a national sales representation firm office in Detroit and was a General Sales Manager for two radio stations.  Prior to that, he was an account executive for both local and national sales.  Mr. Sleete holds a Bachelor of Science degree from Eastern Michigan University.

Gregg L. Siegel has served as Vice President of National Sales since June 2001.  Prior to that time, he worked as Director of Business Development, Strategic Sales Manager and a regional Sales Manager on a regional basis since starting with Sinclair in 1994.  He started his television sales career in 1982 with Avery-Knodel as a Marketing Associate.  Mr. Siegel holds a Bachelors degree in Communications and Marketing from the University of Arizona.

Darren J. Shapiro has served as Vice President of Sales since August 2001.  From 2000 to 2001, he served as Director of Internet Sales.  From 1999 to 2000, he served as New Business Development Manager and, prior to that and from 1993, he served as General Sales Manager and Local Sales Manager for WBFF-TV, Sinclair’s FOX affiliate in Baltimore, Maryland.  From 1989 to 1993, Mr. Shapiro served as Corporate National Sales Manager. Prior that he was a Senior Account Executive for Seltel Inc. in New York City.  Mr. Shapiro holds a bachelors’ degree in Economics from the University of Rochester.

Donald H. Thompson has served as Vice President of Human Resources since November 1999 and prior to that as Director of Human Resources since September 1996.  Prior to joining Sinclair, Mr. Thompson was Human Resources Manager for NASA at the Goddard Space Flight Center near Washington, D.C.  Mr. Thompson holds a Bachelor’s Degree in Psychology and a Certificate in Personnel and Industrial Relations from University of Maryland and a Masters of Science in Business/Human Resource & Behavioral Management from Johns Hopkins University.  Mr. Thompson is a member of the Society for Human Resource Management.

Tom I. Waters, III has served as Vice President/Purchasing since November 2002.  Prior to that, he served as Director of Purchasing & Administration since 2000.  From 1996, Mr. Waters was Director of Purchasing.  Before joining Sinclair, Mr. Waters served as the Purchasing Manager for NaturaLawn of America.  Mr. Waters holds a Bachelor of Science degree in Business Administration from the University of Baltimore and is a member of the Baltimore-Washington Business Travelers Association.

SECTION 16(a) BENFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act) requires our officers (as defined in the SEC regulations) and directors, and persons who own more than ten percent of a registered  class of our equity  securities,  to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten percent  shareholders  are  required by SEC  regulation  to furnish us with copies of all Section 16(a) forms they file.

Based solely on a review of copies of such reports of ownership furnished to us, or written representations that no forms were necessary, we believe that during the past fiscal year our officers, directors and greater than ten percent  beneficial owners complied with all applicable filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation Table

The following table sets forth certain information regarding annual and long-term compensation for services rendered in all capacities during the year ended December 31, 2002 by the Chief Executive Officer and the five most highly compensated executive officers other than the Chief Executive Officer, who are collectively referred to as the named executive officers.

Summary Compensation Table

	Annual Compensation			Long-term Compensation Securities Underlying	All Other
Name and Principal Position	Year	Salary	Bonus (a)	Options Granted (#)	Compensation (b)
David D. Smith President and Chief Executive Officer	2002	$1,000,000	—	—	$7,063
	2001	1,000,000	—	—	4,713
	2000	1,000,000	—	150,000	6,659

Frederick G. Smith Vice President	2002	190,000	—	—	5,035
	2001	190,000	—	—	4,381
	2000	190,000	—	—	4,877

J. Duncan Smith Vice President and Secretary	2002	190,000	—	—	4,891
	2001	190,000	—	—	4,081
	2000	190,000	—	—	4,877

David B. Amy Executive Vice President and Chief Financial Officer	2002	300,000	$100,000	10,000	9,753
	2001	300,000	—	10,000	4,713
	2000	300,000	—	100,000	6,659

Steven Marks Chief Operating Officer of Television	2002	340,000	522,640	10,000	6,919
	2001	322,000	284,827	6,000	11,310
	2000	300,000	51,563	5,000	13,346

Barry M. Faber Vice President – General Counsel	2002	230,000	30,000	5,000	4,832
	2001	230,000	—	5,000	4,547
	2000	210,000	36,000	15,000	7,223

(a)          The bonuses reported in this column represent amounts awarded and paid during the fiscal years noted but relate to the fiscal year immediately prior to the year noted.

(b)         All other compensation consists of income deemed received for personal use of Sinclair-leased automobiles, the Sinclair 401(k) contribution and life insurance.

Stock Options

The following table shows the number of stock options granted during 2002 and the 2002 year-end value of the stock options held by the named executive officers:

Name

Number of Securities Underlying Options Granted

Percent of Total Options Granted to Employees in Fiscal Year

Exercise Price per Share

Market Price on Date of Grant

Expiration Date

Potential Realizable Value At Assumed Annual Rates Of Stock Price Appreciation for Option Term

						0%	5%	10%
David D. Smith	—	—	—	—	—	—	—	—
Frederick G. Smith	—	—	—	—	—	—	—	—
J. Duncan Smith	—	—	—	—	—	—	—	—
David B. Amy	10,000	3.84%	$11.63	$11.63	3/1/12	—	$73,140	$185,352
Steve Marks	10,000	3.84%	11.63	11.63	3/1/12	—	73,140	185,352
Barry Faber	5,000	1.92%	11.63	11.63	3/1/12	—	36,570	92,676

Aggregated Option Exercises in Last Fiscal Year and December 31, 2002 Option Values

The following table shows information regarding options exercised during 2002, the number of securities underlying unexercised options, and the value of “in the money” options outstanding on December 31, 2002.

Name	Shares Acquired On Exercise	Value Realized	Number of Securities Underlying Unexercised Options at December 31, 2002		Value of Unexercised “In-the-Money” Options at December 31, 2002 (a)

			Exercisable	Unexercisable	Exercisable	Unexercisable
David D. Smith	—	—	112,500	37,500	$267,750	$89,250
Frederick G. Smith	—	—	—	—	—	—
J. Duncan Smith	—	—	—	—	—	—
David B. Amy	—	—	215,000	105,000	209,550	14,100
Steve Marks	—	—	80,250	47,750	34,335	11,435
Barry Faber	—	—	55,000	30,000	33,825	15,975

(a)          An “in-the-money” option is an option for which the option price of the underlying stock is less than the market price at December 31, 2002, and all of the value shown reflects stock price appreciation since the granting of the option.

Director Compensation

Sinclair directors who also are Sinclair employees serve without additional compensation. Independent directors receive $15,000 annually. These independent directors also receive $1,000 for each meeting of the board of directors  attended and $500 for each committee meeting, special meeting, unanimous consent and informal action attended.  In addition, the independent directors are reimbursed for any expenses incurred in connection with their attendance at such meetings.

Employment Agreements

We do not have an employment agreement with David D. Smith and do not currently anticipate entering into an agreement.  The compensation committee has set David Smith’s base salary for 2003 at $1,000,000.

In June 1998, we entered into an employment agreement with Frederick G. Smith, Vice President of Sinclair.  The agreement does not have any specified termination date, and we have the right to terminate the employment of Frederick Smith at any time, with or without cause, subject to the payment of severance payments for termination without cause.  The severance payment due upon termination without cause is equal to one month’s base salary in effect at the time of termination times the number of years of continuous employment by Sinclair or its predecessor.  Frederick Smith receives a base salary of $190,000 and is entitled to annual incentive bonuses payable based on the attainment of certain cash flow objectives by Sinclair, as well as discretionary bonuses.  The incentive bonus takes the form of stock options to acquire shares of our class A common stock pursuant to our non-qualified stock option long-term incentive plan. The agreement also contains non-competition and confidentiality restrictions on Frederick Smith.

In June 1998, we entered into an employment agreement with J. Duncan Smith, Vice President and Secretary of Sinclair.  The agreement does not have any specified termination date, and we have the right to terminate the employment of Duncan Smith at any time, with or without cause, subject to the payment of severance payments for termination without cause. The severance payment due upon termination without cause is equal to one month’s base salary in effect at the time of termination times the number of years of continuous employment by Sinclair or its predecessor. Duncan Smith receives a base salary of $190,000 and is entitled to annual incentive bonuses payable based on the attainment of certain cash flow objectives by Sinclair, as well as discretionary bonuses. The incentive bonus takes the form of stock options to acquire shares of our class A common stock pursuant to our non-qualified stock option long-term incentive plan. The agreement also contains non-competition and confidentiality restrictions on Duncan Smith.

In September 1998, we entered into an employment agreement with David B. Amy, Executive Vice President and Chief Financial Officer of Sinclair. The agreement does not have any specified termination date, and we have the right to terminate the employment of Mr. Amy at any time, with or without cause. The severance payment due upon termination without cause is equal to one month’s base salary in effect at the time of termination times the number of years of continuous employment by Sinclair or its predecessor. Mr. Amy receives a base salary of $300,000 and may receive an annual bonus based on performance. The agreement also contains non-competition and confidentiality restrictions on Mr. Amy.

In February 2000, we entered into an employment agreement with Barry M. Faber, Vice President and General Counsel of Sinclair. The agreement does not have any specified termination date, and we have the right to terminate the employment of Mr. Faber at any time, with or without cause.  The agreement also contains non-competition and confidentiality restrictions on Mr. Faber.

In February 1997, we entered into an employment agreement with Steven M. Marks, Chief Operating Officer of the Television Group at Sinclair. The agreement does not have any specified termination date, and we have the right to terminate the employment of Mr. Marks at any time, with or without cause.  The agreement also contains non-competition and confidentiality restrictions on Mr. Marks.

Compensation Committee Interlocks and Insider Participation

Other than as follows, no named executive officer is a director of a corporation that has a director or executive  officer who is also a director of Sinclair. Each of David D. Smith, Frederick G. Smith and J. Duncan Smith, all of whom are executive officers and directors of Sinclair, is a director and/or executive officer of each of various other corporations controlled by them.  David D. Smith is a director and executive officer of Acrodyne Communications Inc., Sinclair Ventures, Inc., Summa Holdings, Ltd., and G1440 Inc., and a director and executive officer of Sinclair.  Frederick G. Smith is a director and executive officer of Sinclair and a director of Sinclair Ventures, Inc. J. Duncan Smith is a director and executive officer of Sinclair and a director of Sinclair Ventures, Inc. David B. Amy, an executive officer of the Company, is a director of Acrodyne Communications, Inc. and G1440, Inc.

During 2002, none of the named executive officers participated in any deliberations of our compensation and stock option committee relating to compensation of the named executive officers.

The members of the compensation and stock option committee are Messrs. Thomas, Keith and McCanna. Mr. Thomas is of counsel to the law firm of Thomas & Libowitz, and is the father of Steven A. Thomas, a senior attorney and founder of Thomas & Libowitz, P.A. During 2002, we paid Thomas & Libowitz, P.A., approximately $643,000 in fees and expenses for legal services.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

There were 85,747,352 shares of common stock of Sinclair issued and outstanding on March 15, 2003 consisting of 43,996,674 shares of class A common stock and 41,705,678 shares of class B common stock.  The following table shows how many shares were owned by the following categories of persons as of that date:

•                  persons who own more than 5% of the shares;

•                  each director and each officer described on the “Summary Compensation Table”;

•                  all directors and executive officers as a group.

	Shares of class B Common stock Beneficially owned		Shares of class A Common stock Beneficially owned		Percent of Total Voting
Name	Number	Percent	Number	Percent (a)	Power (b)
David D. Smith (c)(d)	11,700,926	28.1%	11,882,802	21.3%	25.4%
Frederick G. Smith (c)(e)	8,843,831	21.2%	9,435,691	17.9%	19.3%
J. Duncan Smith (c)(f)	11,809,800	28.3%	11,811,593	21.2%	25.6%
Robert E. Smith (c)(g)	8,786,763	21.1%	8,813,206	16.7%	19.1%
David B. Amy (h)			292,196	*		*
Martin R. Leader			2,000
Steven M. Marks (i)			119,051	*		*
Barry M. Faber (j)			76,640	*		*
Basil A. Thomas			3,000	*		*
Daniel C. Keith			—	*		*
Lawrence E. McCanna			600	*		*
Barry Baker (k) 28 Merry Hill Ct. Baltimore, MD 21208			2,764,870	6.3%	*
Neuberger Berman, LLC (l) 605 Third Avenue New York, NY 10158			6,148,400	14.0%	1.3%
T. Rowe Price Associates, Inc. (m) 100 E. Pratt St Baltimore, MD 21202			2,375,100	5.4%	*
Putnam Investments, LLC. (n) One Post Office Square Boston, MA 02109			4,247,457	9.7%	*
Dimensional Fund Advisors 1299 Ocean Avenue, 11th Floor Santa Monica, CA 90401 (o)			2,189,227	5.0%	*
Earnest Partners, LLC 74 Fourteenth Street, Suite 2300 Atlanta, GA 30309 (p)			2,261,195	5.1%	*
All directors and executive officers as a group (11 persons) (q)	41,141,320	98.6%	42,436,779	49.8%	89.5%

*Less than 1%

(a)          Percent of class A common stock beneficially owned is calculated by taking the number of shares of class A common stock beneficially owned divided by the number of shares of class A common stock outstanding plus any class B common stock individually held.

(b)         Holders of class A common stock are entitled to one vote per share and holders of class B common stock are entitled to ten votes per share except for votes relating to “going private” and certain other transactions. The class A common stock and the class B common stock vote altogether as a single class except as otherwise may be required by Maryland law on all matters presented for a vote. Holders of class B common stock may at any time convert their shares into the same number of shares of class A common stock.

(c)          Shares of class A common stock beneficially owned includes shares of class B common stock beneficially owned, each of which is convertible into one share of class A common stock.

(d)         Includes 150,000 shares of class A common stock that may be acquired upon exercise of options.

(e)          Includes 401,158 shares held in irrevocable trusts established by Frederick G. Smith for the benefit of his children and as to which Mr. Smith has the power to acquire by substitution of trust property.  Absent such substitution, Mr. Smith would have no power to vote or dispose of the shares.

(f)            Includes 510,000 shares held in irrevocable trusts established by J. Duncan Smith for the benefit of his children and as to which Mr. Smith has the power to acquire by substitution of trust property.  Absent such substitution, Mr. Smith would have no power to vote or dispose of the shares.

(g)         Includes 773,499 shares held in irrevocable trusts established by Robert E. Smith for the benefit of his children and as to which Mr. Smith has the power to acquire by substitution of trust property.  Absent such substitution, Mr. Smith would have no power to vote or dispose of the shares.

(h)         Includes 281,250 shares of class A common stock that may be acquired upon exercise of options.

(i)    Includes 106,000 shares of class A common stock that may be aquired upon exercise of options.

(j)             Includes 72,500 shares of class A common stock that may be acquired upon exercise of options.

(k)          Mr. Baker’s 2,764,870 shares of class A common stock may be acquired upon the exercise of options.

(l)             As set forth in the Schedule 13G/A filed by Neuberger Berman, Inc. with the SEC on February 13, 2003, Neuberger Berman Inc., through its wholly-owned subsidiaries Neuberger Berman LLC and Neuberger Berman Management Inc., is deemed to be the beneficial owner of 6,148,400 shares of class A common stock and has sole voting discretion with respect to 4,198,270 of those shares. Neuberger Berman, LLC acts as an investment advisor and broker/dealer with discretion for individual securities for various unrelated clients. Neuberger Berman Management, Inc. acts as investment advisor to a series of public mutual funds.

(m)       As set forth in the schedule 13G/A filed by T. Rowe Price Associates, Inc. with the SEC on February 10, 2003, T. Rowe Price Associates, Inc. is deemed to be the beneficial owner of 2,375,100 shares and has sole voting discretion with respect to 664,700 of those shares as a result of acting as investment advisor to various investment companies.

(n)         As set forth in the schedule 13G/A filed by Putnam Investments, LLC with the SEC on February 14, 2003, Putnam Investments, LLC is deemed to be the beneficial holder of 4,247,457 shares.

(o)         As set forth in the schedule 13G filed by Dimensional Fund Advisors, Inc. with the SEC on February 7, 2003, Dimensional Fund Advisors is deemed to be the beneficial holder of 2,189,227 shares and has sole voting discretion with respect to 2,189,227 shares.

(p)         As set forth in the schedule 13G filed by Earnest Partners, LLC. with the SEC on February 12, 2003, Earnest Partners, LLC is deemed to be the beneficial holder of 2,261,195 shares and has sole voting discretion with respect to 664,700 of those shares.

(q)         Includes shares of class A common stock that may be acquired upon the exercise of options.

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

Further disclosure of stock option plans as of December 31, 2002 is reported on Footnote 17, Stock Based Compensation Plans, in the Accompanying Consolidated Financial Statements.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the fiscal year ended December 31, 2002, we engaged in the following transactions with the following persons:

•                  directors, nominees for election as directors, or executive officers;

•                  beneficial owners of 5% or more of our common stock;

•                  immediate family members of any of the above; and

•                  entities in which the above persons have substantial interests.

Gerstell LP, an entity wholly owned by the controlling stockholders, was formed in April 1993 to acquire certain of our personal and real property interests in Pennsylvania.  In a transaction that was completed in September 1993, Gerstell LP acquired the WPGH office/studio, transmitter and tower site for an aggregate purchase price of $2.2 million.  The purchase price was financed in part by a $2.1 million note from Gerstell LP bearing interest at 6.18% with principal payments beginning on November 1, 1994 and a final maturity date of October 1, 2013.  The note bears interest at 6.18%, with principal payments beginning on November 1, 1994, and a final maturity date of October 1, 2013. As of December 31, 2002 and 2001, the balance outstanding was approximately $1.5 million and $1.6 million, respectively.

On September 30, 1990, we issued certain notes (the founders’ notes) maturing on May 31, 2005, payable to the late Julian S. Smith and Carolyn C. Smith, former majority owners of Sinclair and the parents of the controlling stockholders.  The founders’ notes, which were issued in consideration for stock redemptions equal to 72.65% of the then outstanding stock of Sinclair, have principal amounts of $7.5 million and $6.7 million, respectively.  The founders’ notes include stated interest rates of 8.75%, which were payable annually from October 1990 until October 1992, then payable monthly commencing April 1993 to December 1996, and then semi-annually thereafter until maturity. The effective interest rate approximates 9.4%. The founders’ notes are secured by security interests in substantially all of Sinclair’s assets and subsidiaries, and are personally guaranteed by the controlling stockholders.

Principal and interest payments on the founders’ notes is payable, in various amounts, each April and October, beginning October 1991 until October 2005, with a balloon payment due at maturity in the amount of $1.5 million. Additionally, monthly interest payments commenced April 1993 and continued until December 1996.  Principal and interest paid on this founders’ note was $1.6 million for the year ended December 31, 2002 and, $1.7 million for each of the years ended December 31, 2001, and 2000. At December 31, 2002,  $4.2 million of this founders’ note remained outstanding.  The Carolyn C. Smith note was fully paid as of December 31, 2002.

Relationship with Cunningham Broadcasting Corporation (Cunningham).  Cunningham (formerly Glencairn) is a corporation owned by

•      Carolyn C. Smith, the mother of the controlling stockholders (10%), and

•      certain trusts established by Carolyn C. Smith for the benefit of her grandchildren (the Cunningham Trusts) (90%).

The 90% equity interest in Cunningham owned by the Cunningham Trusts is held through the ownership of non-voting common stock.  The 10% equity interest in Cunningham owned by Carolyn C. Smith is held through the ownership of all of the issued and outstanding voting stock of Cunningham.  Mrs. Smith is Vice-President of Cunningham.

Concurrently with our initial public offering, we acquired options from certain stockholders of Cunningham that grants us the right to acquire, subject to applicable FCC rules and regulations, 100% of the capital stock of Cunningham.  The Cunningham option exercise price is based on a formula that provides a 10% annual return to Cunningham. Cunningham is the owner-operator and FCC licensee of WNUV-TV in Baltimore, WRGT-TV in Dayton, WVAH-TV in Charleston, WV, WTAT-TV in Charleston, SC, WBSC-TV in  Asheville/Greenville/Spartanburg and WTTE-TV in Columbus.  We have entered into five-year LMA agreements  (with five-year renewal terms at the Company’s option) with Cunningham pursuant to which we provide programming to Cunningham for airing on WNUV-TV, WRGT-TV, WVAH-TV, WTAT-TV, WBSC-TV and WTTE-TV.  During the years ended December 31, 2002, 2001 and 2000, we made payments of  $4.0 million, $11.8 million and  $11.3 million, respectively, to Cunningham under these LMA agreements.

On November 15, 1999, the Company entered into five separate plans and agreements of merger, pursuant to which it would acquire through merger with subsidiaries of Cunningham, television broadcast stations WAMB-TV, Birmingham, Alabama, KRRT-TV, San Antonio, Texas, WVTV-TV, Milwaukee, Wisconsin, WRDC-TV, Raleigh, North Carolina and WBSC-TV (formerly WFBC-TV), Anderson, South Carolina.  The consideration for these mergers is the issuance to Cunningham of shares of Class A Common voting Stock of the Company.  In December 2001, the Company received FCC approval on all the transactions except for WBSC-TV. Accordingly, on February 1, 2002, the Company closed on the purchase of the FCC license and related assets of WAMB-TV, KRRT-TV, WVTV-TV and WRDC-TV.  The total value of the shares issued in consideration for the approved mergers was $7.7 million.

In January 1999, SCI entered into a Local Marketing Agreement with Bay Television, Inc., which owns the television station WTTA-TV in Tampa, Florida.  The controlling stockholders own a substantial portion of the equity of Bay Television, Inc.  The Local Marketing Agreement provides that we deliver television programming to Bay Television, Inc., which broadcasts the programming in return for a monthly fee to Bay Television, Inc. of $143, 500.  We must also make an annual payment equal to 50% of the annual broadcast cash flow, as defined in the Local Marketing Agreement of the station which is in excess of $1.7 million.  This additional payment is reduced by 50% of the broadcast cash flow, as defined in the Local Marketing Agreement, that was below zero in prior calendar years.  During 2002 we made payments of approximately $1.7 million related to the Local Marketing Agreement.  No payment was made in 2002 related to the broadcast cash flow that exceeded $1.7 million for the year ended December 31, 2002 as it was offset by the negative broadcast cash flows of prior years.

In connection with our sale of WCWB in Pittsburgh to WPTT, Inc., WPTT, Inc. issued to us a 15-year senior secured term note of $6.0 million (the WPTT Note).  We subsequently sold the WPTT Note to the late Julian S. Smith and Carolyn C. Smith, the parents of the controlling stockholders and both former stockholders of Sinclair, in exchange for the payment of $50,000 and the issuance of a $6.6 million note receivable, which bears interest at 7.21% per annum.  During the year ended December 31, 2001, we received $0.5 million in interest payments on this note.  At December 31, 2001, the balance on this note was $6.6 million.  We acquired the assets of WCWB-TV and the note was paid in full on January 7, 2002.

During the years ended December 31, 2002, 2001 and 2000, we from time to time entered into charter arrangements to lease aircraft owned by certain controlling stockholders.  During the years ended December 31, 2002, 2001 and 2000, we incurred expenses of approximately  $200,000, $41,000 and $200,000 related to these arrangements, respectively.

In 1997, we entered into a lease transaction with Cunningham Communications, Inc. (CCI), a corporation wholly owned by the controlling stockholders, to lease space on a broadcast tower from CCI.  In January 1991, we entered into a 10-year capital lease with Keyser Investment Group (KIG), a corporation wholly owned by the controlling stockholders, pursuant to which we lease both an administrative facility and studios for station WBFF.  Additionally, in June 1991, we entered into a one-year renewable lease with KIG pursuant to which we lease parking facilities at the administrative facility.  In June 1999, Sinclair entered into a ten-year capital lease with Beaver Dam LLC, a corporation wholly owned by three of the controlling stockholders, pursuant to which Sinclair leases office space for its corporate headquarters.  Lease payments made to these entities were $3.6 million, $3.1 million, and $2.8 million for the years ended December 31, 2002, 2001 and 2000, respectively.

On December 30, 2002, we invested $20 million in Summa Holdings, Ltd. (Summa), resulting in a 17.5% equity interest.  Summa is a holding company, which owns automobile dealerships, retail tire franchises and a leasing company.  David D. Smith, our President and Chief Executive Officer, has a controlling interest in Summa and is a member of the Board of Directors.  We will have significant influence by holding a board seat (in addition to the board seat held by David D. Smith).  We sold advertising time to Summa on WBFF-TV and WNUV-TV and received payments totaling $0.3 million during the twelve months ended December 31, 2002 and $0.2 million during each of the twelve months ended December 31, 2001 and 2000.

In August 1999, Allegiance Capital Limited Partnership (Allegiance), with the controlling stockholders, our Chief Financial Officer and Executive Vice President and Allegiance Capital Management Corporation (ACMC), the general partner, established a small business investment company. ACMC, as the general partner, controls all decision making, investing, and management of operations in exchange for a monthly management fee based on actual expenses incurred which currently averages approximately $35,600 paid by the limited partners. We, along with the other limited partners, have committed to investing up to a combined total of $15.0 million of which $ 7.5 million was invested as of December 31, 2002.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8–K

(a) (1) Financial Statements

The following financial statements required by this item are submitted in a separate section beginning on page F-1 of this report.

All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the accompanying notes.

(a) (3) Exhibits

The exhibit index in Item 15(c) is incorporated by reference in this report.

(b) Reports on Form 8-K

October 24, 2002	Sinclair Broadcast Group, Inc. Press Release (Dated October 24, 2002) Announcing Private Securities Offering.
November 8, 2002	Sinclair Broadcast Group, Inc. Press Release (Dated November 8, 2002) Sinclair Completes Debt Offering; Announces Redemption Of 9% Notes Due 2007
December 3, 2002	Sinclair Broadcast Group, Inc. Press Release (Dated December 3, 2002) — Sinclair Broadcast Group Announces Intent to Issue Securities in a Private Offering
December 16, 2002	Sinclair Broadcast Group, Inc. Press Release (Dated December 16, 2002) — Sinclair Broadcast Group Announces Private Securities Offering
December 24, 2002	Sinclair Broadcast Group, Inc. Press Release (Dated December 24, 2002) — Sinclair Invests $20 Million in Summa Holdings
December 31, 2002	Sinclair Broadcast Group, Inc. Press Release (Dated December 31, 2002) — Sinclair Completes Debt Financings; Tenders and Announces Redemption of 8.75% Notes Due 2007
January 2, 2003	Sinclair Broadcast Group, Inc. Press Release (Dated January 2, 2003) — Sinclair Makes $18 Million Deposit on Non-License Assets of WNAB-TV in Nashville

January 24, 2003	Sinclair Broadcast Group, Inc. Press Release (Dated February 24, 2003) Sinclair to Exceed Fourth Quarter Estimates

February 13, 2003	Sinclair Broadcast Group, Inc. Press Release (Dated February 13, 2003) — Sinclair Reports Fourth Quarter and Full Year 2002 Results

(c) Exhibits

The following exhibits are filed with this report:

EXHIBIT NO.	EXHIBIT DESCRIPTION

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	By–laws (2)

3.3	Informal Action of the Board of Directors of Sinclair Broadcast Group, Inc., dated March 31, 2003.

4.1	Indenture, dated as of December 9, 1993, among Sinclair Broadcast Group, Inc., its wholly-owned subsidiaries and First Union Nation Bank of North Carolina, as trustee. (2)

4.2	Indenture, dated as of August 28, 1995, among Sinclair Broadcast Group, Inc., its wholly-owned subsidiaries and the United States Trust Company of New York as trustee. (2)

4.3	First Supplemental Indenture, dated as of December 17, 1997, among Sinclair Broadcast Group, Inc., the Guarantors named therein and First Union National Bank, as trustee, including Form of Note. (3)

4.4	Indenture, dated as of December 10, 2001, among Sinclair Broadcast Group, Inc., the Guarantors named therein, and First Union National Bank as trustee.

4.5	Indenture, dated as of March 14, 2002, among Sinclair Broadcast Group, Inc., the Guarantors named therein, and First Union National Bank as trustee.

10.1	Stock Option Agreement, dated April 10, 1996 by and between Sinclair Broadcast Group, Inc. and Barry Baker. (4)

10.2	Termination Agreement by and between Sinclair Broadcast Group, Inc., and Barry Baker, dated February 8, 1999. (6)

10.3	Registration Rights Agreement, dated as of May 31, 1996, by and between Sinclair Broadcast Group Inc. and River City Broadcasting, L.P. (5)

10.4	Letter Agreement, dated August 20, 1996, between Sinclair Broadcast Group, Inc., and River City Broadcasting, L.P. and FOX Broadcasting Company. (7)

10.5	Term Note, dated as of September 30, 1990, in the principal amount of $7,515,000 between Sinclair Broadcast Group, Inc. (as borrower) and Julian S. Smith (as lender). (9)

10.6	Replacement Term Note, dated as of September 30, 1990 in the principal amount of $6,700,000 between Sinclair Broadcast Group, Inc. (as borrower) and Carolyn C. Smith (as lender). (2)

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

10.43

Registration Rights Agreement, dated as of November 8, 2002, by and among Sinclair Broadcast Group, Inc., the Guarantors, and Deutsche Bank Securities Inc., Wachovia Securities, Inc., J.P. Morgan Securities Inc., BNP Paribas Securities Corp., LehmanBrothers Inc., and UBS Warburg LLC.  (19)

10.44

Registration Rights Agreement, dated as of December 31, 2002, by and among Sinclair Broadcast Group, Inc., the Guarantors, and J.P. Morgan  Securities Inc., Deutsche Bank Securities Inc., Wachovia Securities, Inc. and UBS Warburg LLC.  (19)

10.45	Series A-1 Incremental Loan Amendment dated as of December 31, 2002 to the Credit Agreement, between Sinclair Broadcast Group, Inc., the Series A–1 Incremental Lenders party hereto and to said

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

10.49	Employment Agreement dated as of February 28, 2000, between Sinclair Communications, Inc., a Maryland corporation, and Barry M. Faber. (19)

10.50	Employment Agreement dated as of February 21, 1997, between Sinclair Communications, Inc., a Maryland corporation, and Steven Marks. (19)

10.51	Form of Fox Broadcasting Company Station Affiliation Agreement. (19)

11	Statement re computation of per share earnings (19)

12	Computation of Ratio of Earnings to Fixed Charges (19)

21	Subsidiaries of the Registrant (19)

23	Consent of Independent Public Accountants (Sinclair Broadcast Group, Inc.)

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the CEO.

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the CFO.

(1) Incorporated by reference from Sinclair’s Report on Form 10–Q for the quarter ended June 30, 1998

(2) Incorporated by reference from Sinclair’s Registration Statement on Form S–1, No. 33–90682

(3) Incorporated by reference from Sinclair’s Current Report on Form 8–K, dated as of December 16, 1997.

(4) Incorporated by reference from Sinclair’s Report on Form 10–K for the year ended December 31, 1996.

(5) Incorporated by reference from Sinclair’s Report on Form 10–Q for the quarter ended June 30, 1996.

(6) Incorporated by reference from Sinclair’s Report on Form 10–K for the year ended December 31, 1998.

(7) Incorporated by reference from Sinclair’s Report on Form 10–Q for the quarter ended September 30, 1996.

(8) Incorporated by reference from Sinclair’s Registration Statement on Form S–1, No. 33–69482.

(9) Incorporated by reference from Sinclair’s Report on Form 10–K for the year ended December 31, 1995.

(10) Incorporated by reference from Sinclair’s Proxy Statement for the 1998 Annual Meeting filed on Schedule 14A.

(11) Incorporated by reference from Sinclair’s Report on Form 10–K for the year ended December 31, 1997

(12) Incorporated by reference from Sinclair’s Report on Form 10–Q for the quarter ended September 30, 1998

(13) Incorporated by reference from Sinclair’s Report on Form 10–Q for the quarter ended September 20, 1999.

(14) Incorporated by reference from Sinclair’s Report on Form 10-K for the year ended December 31, 2000.

(15) Incorporated by reference from Sinclair’s Report on Form 8-K filed on September 26, 2001.

(16) Incorporated by reference from Sinclair’s Report on Form 10-Q for the quarter ended September 30, 2001.

(17) Incorporated by reference from Sinclair’s Report on Form 10-Q for the quarter ended March 31, 2002.

(18) Incorporated by reference from Sinclair’s Report on Form 10-Q for the quarter ended June 30, 2002.

(19) Previously filed.

(20) Incorporated by reference from Sinclair’s report on Schedule 13D, dated January 8, 2003

(d)   Financial Statements Schedules

The financial statement schedules required by this Item are listed under Item 15 (a) (2).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10–K/A to be signed on its behalf by the undersigned, thereunto duly authorized on this 31st day of March 2003.

SINCLAIR BROADCAST GROUP, INC.

By:	/s/ David D. Smith
David D. Smith
Chief Executive Officer

POWER OF ATTORNEY

I, David D. Smith, certify that:

1.               I have reviewed this annual report on Form 10-K/A of Sinclair Broadcast Group, Inc.;

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

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

A)                                  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

B)                                    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

Date:	March 31, 2003

/s/ David D. Smith
		Signature:	David D. Smith, President & Chief Executive Officer

I, David B. Amy, certify that:

1.               I have reviewed this annual report on Form 10-K/A of Sinclair Broadcast Group, Inc.;

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

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

A)          all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

B)            any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

Date:	March 31, 2003

/s/ David B. Amy
		Signature:	David B. Amy, ExecutiveVice President & Chief Financial Officer

SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of

Sinclair Broadcast Group, Inc.:

We have audited the accompanying consolidated balance sheets of Sinclair Broadcast Group, Inc. (a Maryland corporation) and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2002.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in note 1 to the notes to the consolidated financial statements, during the year ended December 31, 2002, the Company changed the manner in which it accounts for goodwill and other intangible assets upon adoption of Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002.

As discussed in note 8 to the notes to the consolidated financial statements, the Company changed its method of accounting for derivative transactions effective January 1, 2001.

/s/ ERNST & YOUNG LLP

Baltimore, Maryland
February 10, 2003

SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	As of December 31,
	2002	2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,327	$32,063
Accounts receivable, net of allowance for doubtful accounts of $5,946 and $6,222, respectively	147,002	143,811
Current portion of program contract costs	76,472	82,850
Taxes receivable	38,906	44,789
Prepaid expenses and other current assets	20,807	18,050
Deferred barter costs	2,539	3,026
Assets held for sale	—	128,394
Deferred tax assets	6,001	2,014
Total current assets	297,054	454,997

PROGRAM CONTRACT COSTS, less current portion	51,229	63,167
LOANS TO OFFICERS AND AFFILIATES	1,489	7,916
PROPERTY AND EQUIPMENT, net	337,250	281,651
OTHER ASSETS	91,119	105,894
GOODWILL	1,122,982	1,656,868
BROADCAST LICENSES	429,928	421,914
DEFINITE-LIVED INTANGIBLE ASSETS, net	275,722	297,019
Total Assets	$2,606,773	$3,289,426

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$15,573	$29,316
Accrued liabilities	64,165	63,623
Notes payable, capital leases, and commercial bank financing	292	182
Notes and capital leases payable to affiliates	4,157	7,086
Current portion of program contracts payable	121,396	111,069
Deferred barter revenues	2,971	3,548
Liabilities held for sale	—	20,823
Total current liabilities	208,554	235,647

LONG-TERM LIABILITIES:
Notes payable, capital leases, and commercial bank financing, less current portion	1,518,690	1,645,138
Notes and capital leases payable to affiliates, less current portion	28,831	33,224
Program contracts payable, less current portion	124,658	127,958
Deferred tax liabilities	173,209	157,474
Other long-term liabilities	138,905	113,691

Total liabilities	2,192,847	2,313,132
MINORITY INTEREST IN CONSOLIDATED ENTITIES	2,746	4,334
COMMITMENTS AND CONTINGENCIES
COMPANY OBLIGATED MANDATORILY REDEEMABLE SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY KDSM SENIOR DEBENTURES	200,000	200,000

STOCKHOLDERS’ EQUITY:
Series D Preferred Stock, $.01 par value, 3,450,000 shares authorized, issued and outstanding; liquidation preference of $172,500,000	35	35
Class A Common Stock, $.01 par value, 500,000,000 shares authorized and 43,866,259 and 41,088,992 shares issued and outstanding, respectively	439	411
Class B Common Stock, $.01 par value, 140,000,000 shares authorized and 41,705,678 and 43,219,035 shares issued and outstanding, respectively	417	432
Additional paid-in capital	760,478	748,353
Additional paid-in capital – deferred compensation	(551)	(1,452)
Retained (deficit) earnings	(547,958)	26,886
Accumulated other comprehensive loss	(1,680)	(2,705)
Total stockholders’ equity	211,180	771,960
Total Liabilities and Stockholders’ Equity	$2,606,773	$3,289,426

The accompanying notes are an integral part of these consolidated statements.

SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

 (in thousands, except per share data)

	2002	2001	2000
REVENUES
Station broadcast revenues, net of agency commissions of $104,409, $96,932 and $111,435, respectively	$670,534	$623,837	$699,422
Revenues realized from station barter arrangements	60,911	53,889	54,595
Other revenue	4,344	6,925	4,494
Total revenues	735,789	684,651	758,511
OPERATING EXPENSES:
Program and production	140,060	142,696	149,048
Selling, general and administrative	169,194	168,798	171,769
Expenses recognized from station barter arrangements	54,567	48,159	48,543
Amortization of program contract costs and net realizable value adjustments	125,264	110,265	89,123
Stock-based compensation	1,399	1,559	1,762
Depreciation and amortization of property and equipment	41,219	37,802	37,081
Amortization of definite-lived intangible assets and other assets	19,456	112,459	104,685
Impairment and write down charge of long-lived assets	—	16,075	—
Restructuring costs	—	3,700	—
Contract termination costs	—	5,135	—
Cumulative adjustment for change in assets held for sale	—	—	619
Total operating expenses	551,159	646,648	602,630
Operating income	184,630	38,003	155,881
OTHER INCOME (EXPENSE):
Interest and amortization of deferred financing costs and debt discount	(126,500)	(143,574)	(152,219)
Subsidiary trust minority interest expense	(23,890)	(23,890)	(23,890)
Net gain (loss) on sale of broadcast assets	(478)	204	—
Loss on derivative instrument	(30,939)	(32,220)	(296)
Interest income	1,485	2,643	2,644
Loss related to investments	(1,189)	(7,616)	(16,764)
Other income	2,100	1,115	168
Income (loss) before income taxes	5,219	(165,335)	(34,476)
(PROVISION) BENEFIT FOR INCOME TAXES	(1,369)	51,875	(3,355)
Net income (loss) from continuing operations	3,850	(113,460)	(37,831)
DISCONTINUED OPERATIONS:
Income (loss) from discontinued operations, net of related income tax provision of $347, $193 and $4,711 respectively	372	(52)	6,932
Gain on disposal of discontinued operations, net of taxes of $8,175, $0, and $69,870, respectively	7,519	—	108,264
EXTRAORDINARY ITEM:
Loss on early extinguishment of debt, net of related income taxbenefit of $5,531 and $7,800 respectively	(9,831)	(14,210)	—
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, net of tax benefit of $30,383	(566,404)	—	—
NET (LOSS) INCOME	(564,494)	(127,722)	77,365
PREFERRED STOCK DIVIDENDS	10,350	10,350	10,350
NET (LOSS) INCOME AVAILABLE TO COMMON SHAREHOLDERS	$(574,844)	$(138,072)	$67,015

BASIC EARNINGS (LOSS) PER SHARE:
Loss per share from continuing operations	$(0.08)	$(1.47)	$(0.53)
Earnings per share from discontinued operations	$0.09	$—	$1.26
Loss per share from extraordinary item	$(0.12)	$(0.17)	$—
Loss per share from cumulative effect of change in accounting principle	$(6.64)	$—	$—
(Loss) income per common share	$(6.74)	$(1.64)	$0.73
Weighted average common shares outstanding	85,337	84,352	91,405
DILUTED EARNINGS (LOSS) PER SHARE:
Earnings (loss) per share from continuing operations	$(0.08)	$(1.47)	$(0.53)
Earnings per share from discontinued operations	$0.09	$—	$1.26
Loss per share from extraordinary item	$(0.12)	$(0.17)	$—
Loss per share from cumulative effect of change in accounting principle	$(6.64)	$—	$—
(Loss) income per common share	$(6.74)	$(1.64)	$0.73
Weighted average common and common equivalent shares outstanding	85,580	84,624	92,487

The accompanying notes are an integral part of these consolidated statements.

SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

(in thousands)

	Series D Preferred Stock	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Additional Paid-In Capital -Equity Put Options	Additional Paid-In Capital -Deferred Compensation	Retained Earnings (Accumulated Deficit)	Other Comprehnsive Loss	Total Stockholders’ Equity
BALANCE, December 31, 1999	$35	$491	$476	$834,393	$46,068	($4,489)	$97,943	—	$974,917
Class B Common Stock converted into Class A Common Stock	—	21	(21)	—	—	—	—	—	—
Repurchased and retirement of 20,000 shares of Class A Common Stock	—	(126)	—	(123,174)	—	—	—	—	(123,300)
Dividends payable on Series D preferred stock	—	—	—	—	—	—	(10,350)	—	(10,350)
Stock Option: grants	—	—	—	558	—	(558)	—	—	—
Stock options exercised	—	—	—	53	—	—	—	—	53
Class A Common Stock issued pursuantto employee benefit plans	—	4	—	2,655	—	—	—	—	2,659
Reclassification due to adoption of EITF No. 00-19	—	—	—	—	(7,811)	—	—	—	(7,811)
Equity put options	—	—	—	38,257	(38,257)	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	92	—	—	92
Income tax benefit related to deferred compensation	—	—	—	(33)	—	—	—	—	(33)
Deferred compensation adjustment Related to forfeited stock options	—	—	—	(2,337)	—	2,337	—	—	—
Net income	—	—	—	—	—	—	77,365	—	77,365
Unrealized loss on investments, net oftax of $695	—	—	—	—	—	—	—	(1,062)	(1,062)
Comprehensive income	—	—	—	—	—	—	—	—	76,303
BALANCE, December 31, 2000	$35	$390	$455	$750,372	$—	$(2,618)	$164,958	$(1,062)	$912,530

The accompanying notes are an integral part of these consolidated statements.

SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

(in thousands)

	Series D Preferred Stock	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Additional Paid-In Capital - Deferred Compensation	Retained Earnings	Accumulative Other Comprehensive Loss	Total Stockholders’ Equity
BALANCE, December 31, 2000	$35	$390	$455	$750,372	$(2,618)	$164,958	$(1,062)	$912,530
Repurchase and retirement of 618,600 shares of Class A Common Stock	—	(6)	—	(4,391)	—	—	—	(4,397)
Stock options exercised	—	1	—	582	—	—	—	583
Class B Common Stock converted Into Class A Common Stock	—	23	(23)	—	—	—	—	—
Dividend payable on Series D preferred stock	—	—	—	—	—	(10,350)	—	(10,350)
Termination of equity put options	—	—	—	78	—	—	—	78
Class A Common Stock issued to employee benefit plans	—	3	—	2,643	—	—	—	2,646
Amortization of deferred compensation	—	—	—	—	865	—	—	865
Deferred compensation adjustment related to forfeited stock options	—	—	—	(931)	301	—	—	(630)
Net loss	—	—	—	—	—	(127,722)	—	(127,722)
Other comprehensive loss:
Reclass of derivative instruments upon implementation of SFAS No. 133, net of tax benefit of $1,509	—	—	—	—	—	—	(2,777)	(2,777)
Amortization of derivative instruments	—	—	—	—	—	—	225	225
Unrealized loss on investment, net of tax benefit of $231	—	—	—	—	—	—	(345)	(345)
Realized loss on investments, net of tax benefit of $825	—	—	—	—	—	—	1,254	1,254
Comprehensive loss	—	—	—	—	—	—	—	(129,365)
BALANCE, December 31, 2001	$35	$411	$432	$748,353	$(1,452)	$26,886	$(2,705)	$771,960

The accompanying notes are an integral part of these consolidated statements.

SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

(in thousands)

	Series D Preferred Stock	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Additional Paid-In Capital - Deferred Compensation	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
BALANCE, December 31, 2001	$35	$411	$432	$748,353	$(1,452)	$26,886	(2,705)	$771,960
Class B Common Stock converted into Class A Common Stock	—	15	(15)	—	—	—	—	—
Dividends payable on Series D preferred stock	—	—	—	—	—	(10,350)	—	(10,350)
Stock options exercised	—	3	—	2,803	—	—	—	2,806
Class A Common Stock issued pursuant to employee benefit plans	—	2	—	1,754	—	—	—	1,756
Class A Common Stock issued toacquire broadcast licenses	—	8	—	7,695	—	—	—	7,703
Issuance of Shares under ESPP	—	—	—	338	—	—	—	338
Amortization of deferred compensation	—	—	—	—	730	—	—	730
Deferred compensation adjustment related to forfeited stock option	—	—	—	(465)	171	—	—	(294)
Net income	—	—	—	—	—	(564,494)	—	(564,494)
Other comprehensive loss: Amortization of derivative Instruments	—	—	—	—	—	—	871	871
Realized loss on investment, net of tax benefit of $101	—	—	—	—	—	—	154	154
Comprehensive loss	—	—	—	—	—	—	—	(563,469)
BALANCE, December 31, 2002	$35	$439	$417	$760,478	$(551)	$(547,958)	$(1,680)	$211,180

The accompanying notes are an integral part of these consolidated statement

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

Notes to Consolidated financial statements

december 31,2002, 2001 and 2000

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Sinclair Broadcast Group, Inc., and all other consolidated subsidiaries, which are collectively referred to hereafter as “the Company, Companies, We or SBG.”  We own and operate, provide sales services, or provide programming and operating services pursuant to local marketing agreements to 62 television stations in 39 designated marketing areas (DMAs) throughout the United States.  SBG owns equity interests in Internet companies including G1440, Inc., an Internet consulting and development company.  SBG has an equity interest in and a strategic alliance with Acrodyne Communications, Inc., a manufacturer of transmitters and other television broadcast equipment.  SBG has an equity interest in Summa Holdings, Ltd., a holding company that owns automobile dealerships, retail tire franchises and a leasing company.

Cunningham Broadcasting Corporation (Cunningham) owns the license assets of WNUV-TV, WTTE-TV, WRGT-TV, WVAH-TV, WTAT-TV and WBSC-TV.  Cunningham owns, operates and controls the television stations.  We do not own or control the television stations, but we have entered into local marketing agreements (LMA) with Cunningham to program each of these stations.  Effective February 1, 2002, we restructured our LMA relationship with Cunningham and, as a result, Cunningham now meets the definition of a special purpose entity and pursuant to Emerging Issues Task Force Topic D-14, “Transactions Involving Special Purpose Entities,” for accounting purposes only, the financial statements of Cunningham have been consolidated. The operating results of WTTV-TV are not included in our consolidated results from continuing operations for the years ended December 31, 2002, 2001 and 2000.  Since this agreement met all of the criteria for a qualifying plan of sale, the assets and liabilities disposed of by this sale have been classified as “held for sale” on the accompanying balance sheet presented.  See Note 11. Related Party Transactions and Note 12. Acquisitions and Dispositions.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all its wholly owned and majority-owned subsidiaries and a company that fits the definition of a special purpose entity.  Minority interest represents a minority owner’s proportionate share of the equity in certain of the Company’s consolidated entities.  All significant intercompany transactions and account balances have been eliminated in consolidation.

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

We adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets on January 1, 2002.  As a result of adopting SFAS No. 144, we classified the assets and liabilities of WTTV-TV as assets and liabilities held for sale in the accompanying balance sheet and reported the results of operations of WTTV-TV as discontinued operations in the accompanying statements of operations.  Discontinued operations have not been segregated in the Statement of Consolidated Cash Flows and, therefore, amounts for certain captions will not agree with the accompanying consolidated statements of operations.  See Note 12 - Acquisitions and Dispositions.

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

Programming

The Company has agreements with distributors for the rights to television programming over contract periods, which generally run from one to seven years.  Contract payments are made in installments over terms that are generally shorter than the contract period.  Each contract is recorded as an asset and a liability at an amount equal to its gross contractual commitment when the license period begins and the program is available for its first showing.  The portion of program contracts which become payable within one year is reflected as a current liability in the accompanying consolidated balance sheets.

The rights to program materials are reflected in the accompanying consolidated balance sheets at the lower of unamortized cost or estimated net realizable value.  Estimated net realizable values are based upon management’s expectation of future advertising revenues net of sales commissions to be generated by the program material.  Amortization of program contract costs is generally computed using either a four year accelerated method or based on usage, whichever method yields the greater amortization for each program.  Program contract costs, estimated by management to be amortized in the succeeding year, are classified as current assets.  Payments of program contract liabilities are typically paid on a scheduled basis and are not affected by adjustments for amortization or estimated net realizable value.

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

As of December 31, 2002, the Company had a 35% ownership interest in Acrodyne Communications, Inc. (Acrodyne).  Acrodyne designs, manufactures, and markets digital and analog television broadcast transmitters for domestic and international television stations, broadcasters, government agencies, not-for-profit organizations, and educational institutions. The Company accounts for its investment in Acrodyne under the equity method of accounting.  During August 2000, Acrodyne announced that it would be restating its financial statements for the year ended December 31, 1999 and the three months ended March 31, 2000 due to an overstatement of revenue, inventory and gross profits.  The impact of the 1999 restatement, which would have increased the Company’s equity share of Acrodyne’s losses from $0.5 million to $2.3 million, was not material to the Company’s 1999 net income.  As a result of the restatement, Acrodyne was unable to fulfill its quarterly reporting requirements with the Securities and Exchange Commission (SEC) for the quarters ended June 30, 2000 and September 30, 2000 on a timely basis.  During September 2000, Acrodyne was delisted from the National Association of Securities Dealers Automatic Quotation (NASDAQ).  As a result, in 2000 the Company wrote-off its investment in Acrodyne to zero and recorded a loss of $6.9 million, including its equity in the revised 2000 losses described above and the 2001 losses through the write-off date, which has been reflected in the accompanying consolidated statements of operations as loss related to investments.

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

Impairment of Long-lived Assets

During June 2001, the San Francisco office of the Company’s Internet consulting and development subsidiary was reorganized.  The office reduced staff due to a significant slow down of business activity in the San Francisco market.  In addition, the focus of the San Francisco office has shifted toward marketing an existing product.  As a result, management determined that the San Francisco office’s goodwill was permanently impaired and, as such, recorded a write-off of goodwill in the amount of $2.8 million during June 2001.

Under the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, the Company evaluated its long-lived assets for financial impairment, and will continue to evaluate them as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable.  The Company evaluates the recoverability of long-lived assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them.  At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values.  Based on these evaluations, the Company determined that its station KBSI-TV in Paducah, Kentucky had an impairment to goodwill and, in accordance with SFAS No. 121, recorded a charge to write off goodwill in the amount of $9.2 million during December 2001. As of December 31, 2002, management believes that the carrying amounts of the remainder of the Company’s tangible and intangible assets have not been impaired under SFAS No. 144.

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

Supplemental Information – Statements of Cash Flows

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

Broadcast Assets Held For Sale

In March 1999, the Company entered into an agreement to sell to Sunrise Television Corporation (STC), the television stations WICS/WICD-TV in the Springfield/Champaign, Illinois market and KGAN-TV in the Cedar Rapids, Iowa market.  In April 1999, the Justice Department requested additional information in response to STC’s filing under the Hart-Scott-Rodino Antitrust Improvements Act.  Pursuant to the agreements, if the transaction did not close by March 16, 2000, either STC or the Company had the option to terminate the agreement at that time.  On March 15, 2000, the Company entered into an agreement to terminate the STC transaction.  As a result of its termination, the Company recorded a cumulative accounting adjustment during the first quarter of 2000 as the Company previously recorded the assets and liabilities related to these stations as “Broadcast Assets Held for Sale” and deferred the losses related to these stations until they were sold.

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

The operating results of WTTV-TV are not included in our consolidated results from continuing operations for the years ended December 31, 2002, 2001 and 2000.  We recorded income from discontinued operation of $7.9 million, which includes a gain on sale of $7.5 million, for the year ended December 31, 2002 and a loss of $52,000 and income of $2.1 million for the years ended December 31, 2001 and 2000, respectively.  Since this agreement met all of the criteria for a qualifying plan of sale, the assets and liabilities disposed of by this sale have been reclassified as “held for sale” on the accompanying 2001 balance sheet presented.

Revenue Recognition

Advertising revenues, net of agency and national representatives’ commissions, are recognized in the period during which time spots are aired.  Total revenues includes (i) cash and barter advertising revenues, net of agency and national representatives’ commissions, (ii) network compensation, and (iii) other revenues.

Reclassifications

Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation.  The 2001 consolidated balance sheet has been reclassified to reflect a reduction of deferred tax liabilities, and an equal reduction of goodwill totaling $76.2 million resulting from adjustments made to acquisition accounting.

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

Had compensation cost for the Company’s 2002, 2001 and 2000 grants for stock-based compensation plans been determined consistent with SFAS No. 123, the Company’s net (loss) income available to common shareholders for these years would approximate the pro forma amounts below (in thousands, except per share data):

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

3.     GOODWILL AND OTHER INTANGIBLE ASSETS:

Intangible assets and other assets subject to amortization are being amortized on a straight-line basis over periods of 5 to 25 years.  These amounts result from the acquisition of certain television station non-license assets.  The following table shows the gross carrying amount and accumulated amortization of intangibles and estimated amortization (in thousands):

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

4.     NOTES PAYABLE AND COMMERCIAL BANK FINANCING:

1998 Bank Credit Agreement

In order to expand its borrowing capacity to fund acquisitions and obtain more favorable terms with its syndicate of banks, the Company obtained a $1.75 billion senior secured credit facility (the “1998 Bank Credit Agreement”).  The 1998 Bank Credit Agreement was executed in May 1998 and includes (i) a $750.0 million Term Loan Facility repayable in consecutive quarterly installments commencing on March 31, 1999 and ending on September 15, 2005; and (ii) a $1.0 billion reducing Revolving Credit Facility.  Availability under the Revolving Credit Facility reduces quarterly, commencing March 31, 2001 and terminating on September 15, 2005.  Not more than  $350.0 million of the Revolving Credit Facility will be available for issuance’s of letters of credit.  The 1998 Bank Credit Agreement also includes a standby uncommitted multiple draw term loan facility of $400.0 million.  The Company is required to prepay the Term Loan Facility and reduce the Revolving Credit Facility with (i) 100% of the net proceeds of any casualty loss or condemnation;  (ii) 100% of the net proceeds of any sale or other disposition  by the Company of any assets in excess of $100.0 million in the  aggregate for any fiscal year, to the extent not used to acquire new  assets;  and (iii) 50% of excess cash flow (as  defined)  if the  Company’s ratio of debt to EBITDA (as defined) exceeds a certain threshold.  The 1998 Bank Credit Agreement contains representations and warranties, and affirmative and negative covenants, including among other restrictions, limitations on additional indebtedness, customary for credit facilities of this type. The 1998 Bank Credit Agreement is secured only by a pledge of the stock of each subsidiary of the Company other than KDSM, Inc., KDSM Licensee, Inc., Cresap Enterprises, Inc., Sinclair Capital and Sinclair Ventures, Inc. The Company is required to maintain certain debt covenants in connection with the 1998 Bank Credit Agreement.

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

As a result of closing on the 2002 Bank Credit Agreement, we incurred debt acquisition costs of $3.2 million and recognized an extraordinary loss of $4.2 million, net of tax benefit of $2.4 million.  The extraordinary loss represents the write-off of certain debt acquisition costs associated with indebtedness replaced by the new facility.  The extraordinary loss was computed based on the guidance of EITF No. 96-19 Debtor’s Accounting for a Modification of Exchange of Debt Instrument of EITF No. 98-14 Debtor’s Accounting for changes in Line of Credit or Revolving Debt Arrangement.

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

During December 2002, we completed a tender offer of $213.0 million aggregate principle amount of the 8.75% Notes (“2002 Tender Offer”).  Total consideration per $1,000 principle amount note tendered was $1,043.74 resulting in total consideration paid to consummate the Tender Offer of $223.2 million.  Also in December 2002, we redeemed the remaining 8.75% Notes for total consideration of $39.0 million.  The Tender Offer and redemption were funded through the issuance of a $125 million add-on to our existing 8.0% $300 million Senior Subordinated Notes due 2012, a $125 million additional funding on our Term Loan B Facility, a draw down on our revolving line of credit of $7.0 million and cash on hand for a total consideration paid of $262.2 million.  We recognized an extraordinary loss of $2.5 million, net of tax benefit of $1.4 million, representing a write-off of the previous debt acquisition costs of $3.2 million and consideration of $0.7 million.

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

8.75% Senior Subordinated Notes Due 2011

In December 2001, the Company completed an issuance of $310 million aggregate principal amount of 8.75% Senior Subordinated Notes (the “2002 Notes”), due 2011, generating net proceeds to the Company of $306.2 million.  The net proceeds of this offering were utilized to repay the 1995 Notes.  Interest on the 2001 Notes is payable semiannually on June 15th and December 15th of each year.  Interest expense was $27.0 million and $1.7 million for the years ended December 31, 2002 and 2001, respectively.  The 2001 Notes were issued under an indenture among SBG, its subsidiaries (the guarantors) and the trustee.  Costs associated with the offering totaled $4.1 million, including an underwriting discount of $3.8 million.  These costs were capitalized and are being amortized over the life of the debt.  Based on the quoted market price, the fair value of the 2001 Notes as of December 31, 2002 was $335.1 million.

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

Summary

Notes payable, capital leases, the 1998 Bank Credit Agreement as amended, and the 2002 Bank Credit Agreement consisted of the following as of December 31, 2002 and 2001 (in thousands):

	2002	2001
Bank Credit Agreement, Term Loan	$500,000	$500,000
Bank Credit Agreement, Revolving Credit Facility	52,000	364,000
8.75% Senior Subordinated Notes, due 2007	—	250,000
9% Senior Subordinated Notes, due 2007	—	200,000
8.75% Senior Subordinated Notes, due 2011	310,000	310,000
Note payable of consolidated entity (Cunningham)	35,000	—
8% Senior Subordinated Notes, due 2012	550,000	—
Capital leases	43,763	18,465
Installment note for certain real estate interest at 8.0%	61	70
	1,490,824	1,642,535
Less: Discount on 8.75% Senior Subordinated notes, due 2007	—	(585)
Plus: Premium on 8% Senior Subordinated Notes, due 2012	4,375	—
Plus: SFAS No. 133 derivatives, net	23,783	3,370
Less: Current portion	(292)	(182)
	$1,518,690	$1,645,138

Indebtedness under the notes payable, capital leases and 2002 Bank Credit Agreement as of December 31, 2002 mature as follows (in thousands):

	Notes and 2002 Bank Credit Agreement	Capital Leases	Total
2003	$—	$4,162	$4,162
2004	3,750	4,120	7,870
2005	5,000	4,214	9,214
2006	5,000	4,307	9,307
2007	5,000	4,398	9,398
2008 and thereafter	1,428,250	100,331	1,528,581
Total minimum payments	$1,447,000	$121,532	$1,568,532
Plus: SFAS No. 133 derivatives, net	23,783	—	23,783
Plus: Premium on 8 Senior Subordinated Notes due 2012 P	4,375	—	4,375
Less: Amount representing interest	—	(77,708)	(77,708)
	$1,475,158	$43,824	$1,518,982

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

Pursuant to a Registration Rights Agreement entered into in connection with the private placement of the HYTOPS, the Company offered holders of the HYTOPS the right to exchange the HYTOPS for new HYTOPS having the same terms as the existing securities, except that the exchange of the new HYTOPS for the existing HYTOPS has been registered under the Securities Act.  On May 2, 1997, the Company filed a registration statement on Form S-4 with the Commission for the purpose of registering the new HYTOPS to be offered in exchange for the aforementioned existing HYTOPS issued by the Company in March 1997 (the “Exchange Offer”).  The Company’s Exchange Offer was closed and became effective August 11, 1997, at which time all of the existing HYTOPS were exchanged for new HYTOPS. Annual preferred dividends payable to the holders of HYTOPS are recorded as  “Subsidiary trust minority interest expense” in the accompanying financial statements and was $23.3 million for each of the three years ended December 31, 2002, 2001, and 2000.

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

8.     DERIVATIVE INSTRUMENTS:

The Company enters into derivative instruments primarily for the purpose of reducing the impact of changing interest rates on our floating rate debt, and to reduce the impact of changing fair market values of our fixed rate debt.  In addition, we have entered into put and call option derivative instruments relating to the Company’s Class A Common Stock in order to hedge the possible dilutive effect of employees exercising stock options pursuant to the Company’s stock option plans.

Statement of Financial Accounting Standard No. 133

On January 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of SFAS 133 and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133. SFAS No. 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative instrument’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative instrument’s gains and losses to offset related results on the hedged item in the income statement, to the extent effective, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 had the following impact on the Company’s financial statements.

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

•                  In June 2001, we entered into an interest rate swap agreement with a notional amount of $250 million which expires on December 15, 2007 in which the Company receives a fixed rate of 8.75% and pays a floating rate based on LIBOR (measurement and settlement is performed quarterly).  This swap was accounted for as a hedge of the Company’s 8.75% debenture in accordance with SFAS No. 133 whereby changes in the fair market value of the swap were reflected as adjustments to the carrying amount of the debenture.  During December 2002, the Company terminated this interest rate swap agreement.  We received $10.9 million upon termination, which offset the premium that we paid on the 8.75% notes redemption.

•                  In June 2001, we entered into an interest rate swap agreement with a notional amount of $200 million which expires on July 15, 2007 in which the Company receives a fixed rate of 9% and pays a floating rate based on LIBOR (measurement and settlement is performed quarterly).  This swap was accounted for as a hedge of the Company’s 9% Notes in accordance with SFAS No. 133 whereby changes in the fair market value of the swap were reflected as adjustments to the carrying amount of the debenture.  During November 2002, the Company terminated this interest rate swap agreement and received $9.0 million, which offset the premium that we paid on the 9% notes redemption.

The counterparties to these agreements are international financial institutions. The Company estimates the net fair value of these instruments at December 31, 2002 to be a liability of $45.1 million.  The fair value of the interest rate swap agreements is estimated by obtaining quotations from the financial institutions, which are a party to the Company’s derivative contracts. The fair value is an estimate of the net amount that the Company would pay on December 31, 2002 if the contracts were transferred to other parties or cancelled by the Company.

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

Treasury Option Derivative Instrument

In August 1998, the Company entered into a treasury option derivative contract (the “Option Derivative”).  The Option Derivative contract provided for 1) an option exercise date of September 27, 2000, 2) a notional amount of $300 million and 3) a five-year treasury strike rate of 6.4%.  Upon the execution of the Option Derivative in 1998, the Company received a cash payment representing an option premium of $9.5 million, which was recorded in “Other long-term liabilities” in the accompanying Consolidated Balance Sheets.  The Company adjusted its liability to the present value of the future payments of the settlement amounts based on the forward five-year treasury rate at the end of each accounting period.  These adjustments are reflected on the Company’s Consolidated Statements of Operations as “Unrealized gains or losses on derivative instruments”.

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

(in thousands):

	2002	2001	2000
(Benefit from) provision for income taxes – continuing operations	$1,369	$(51,875)	$3,355
Provision for income taxes – discontinued operations	347	193	4,711
Provision for income taxes – sale of discontinued operations	8,175	—	69,870
Benefit from income taxes – extraordinary item	(5,531)	(7,800)	—
Benefit from income taxes – cumulative adjustment for change in accounting principle	$(30,383)	—	—
	$(26,023)	$(59,482)	$77,936
Current:
Federal	$(37,357)	$(47,880)	$58,079
State	3,160	(910)	13,439
	$(34,197)	$(48,790)	$71,518
Deferred:
Federal	7,894	(9,792)	5,829
State	280	(900)	589
	8,174	(10,692)	6,418
	$(26,023)	$(59,482)	$77,936

The following is a reconciliation of federal income taxes at the applicable statutory rate to the recorded provision (benefit) from continuing operations:

	2002	2001	2000
Statutory federal income taxes	35.0%	(35.0)%	(35.0)%
Adjustments-
State income and franchise taxes, net of federal effect	14.0%	0.4%	7.0%
Goodwill amortization	—	7.2%	39.0%
Non-deductible expense items	17.1%	0.6%	6.5%
Reversal of income tax accruals	—	(3.8)%	—
Change in valuation allowance	(24.5)%	(4.0)%	—
Effect of changes in state tax rates on deferred taxes	(13.2)%	(0.1)%	—
Other	(2.2)%	3.4%	(1.9)%
Provision (benefit) for income taxes	26.2%	(31.3)%	15.6%

Temporary differences between the financial reporting carrying amounts and the tax basis of assets and liabilities give rise to deferred taxes.  We had a net deferred tax liability of $167.2 million and $155.5 million as of December 31, 2002 and 2001, respectively.

The Company’s remaining federal and state net operating losses will expire during various years from 2012 to 2022, and in certain cases, are subject to annual limitations under Internal Revenue Code Section 382 and similar state provisions.  The tax effects of these net operating losses are recorded in the deferred tax accounts in the accompanying consolidated balance sheets.

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

In December 2001, the Internal Revenue Service (IRS) completed its examination of the Company’s federal income tax returns filed through 1997.  As a result of this settlement, the Company’s fiscal year 2001 benefit for income taxes reflects a $6.3 million reduction of taxes provided in prior periods.  The IRS has initiated an examination of federal tax returns subsequent to 1998.  The Company believes that adequate accruals have been provided for all years.

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

In December 2001, the FCC issued a decision which, among other things, granted a number of Sinclair and Cunningham applications and dismissed our application to acquire the license of one of the stations (WBSC–TV) we program pursuant to a pre-November 5, 1996 LMA as not meeting the requirements for ownership under the new duopoly rules.  We have filed a motion for reconsideration of the dismissal.  In January 2002, the Rainbow/PUSH Coalition filed an appeal of the FCC’s decision with the U.S. Court of Appeals for the D.C. Circuit.  The stations affected by the appeal are WNUV-TV, WTTE-TV, WRGT-TV, WTAT-TV, WVAH-TV, KOKH-TV, KRRT-TV, WVTV-TV, WRDC-TV, WABM-TV, WBSC-TV, WCWB-TV, WLOS-TV and KABB-TV.  Oral arguments in this matter are scheduled for the first quarter of 2003.    Although we do not expect to lose these licenses, we can provide no assurances as to the outcome of the appeal.

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

On September 30, 1990, we issued certain notes (the founders’ notes) maturing on May 31, 2005, payable to the late Julian S. Smith and Carolyn C. Smith, former majority owners of Sinclair and the parents of class B stockholders.  The founders’ notes, which were issued in consideration for stock redemptions equal to 72.65% of the then outstanding stock of Sinclair, have principal amounts of $7.5 million and $6.7 million, respectively.  The founders’ notes include stated interest rates of 8.75%, which were payable annually from October 1990 until October 1992, then payable monthly commencing April 1993 to December 1996, and then semi-annually thereafter until maturity. The effective interest rate approximates 9.4%. The founders’ notes are secured by security interests in substantially all of Sinclair’s assets and subsidiaries, and are personally guaranteed by class B stockholders.

Principal and interest payments on the founders’ notes is payable, in various amounts, each April and October, beginning October 1991 until October 2005, with a balloon payment due at maturity in the amount of $1.5 million. Additionally, monthly interest payments commenced April 1993 and continued until December 1996.  Principal and interest paid on this founders’ note was $1.6 million for the year ended December 31, 2002 and, $1.7 million for each of the years ended December 31, 2001, and 2000. At December 31, 2002,  $4.2 million of this founders’ note remained outstanding.

Concurrently with our initial public offering, we acquired options from certain stockholders of Cunningham that will grant us the right to acquire, subject to applicable FCC rules and regulations, 100% of the capital stock of Cunningham.  The Cunningham option exercise price is based on a formula that provides a 10% annual return to Cunningham. Cunningham is the owner-operator and FCC licensee of WNUV-TV in Baltimore, WRGT-TV in Dayton, WVAH-TV in Charlston, WV, WTAT-TV in Charlston, SC, WBSC-TV in  Asheville/Greenville/Spartanburg and WTTE-TV in Columbus.  The Company has entered into five-year LMA agreements  (with five-year renewal terms at the Company’s option) with Cunningham pursuant to which the Company provides programming to Cunningham for airing on WNUV-TV, WRGT-TV, WVAH-TV, WTAT-TV, WBSC-TV and WTTE-TV.  During the years ended December 31, 2002, 2001 and 2000, the Company made payments of  $4.0 million, $11.8 million and  $11.3 million, respectively, to Cunningham under these LMA agreements.

In connection with our sale of WCWB in Pittsburgh to WPTT, Inc., WPTT, Inc. issued to us a 15-year senior secured term note of $6.0 million (the WPTT Note).  We subsequently sold the WPTT Note to the late Julian S. Smith and Carolyn C. Smith, the parents of the controlling stockholders and both former stockholders of Sinclair, in exchange for the payment of $50,000 and the issuance of a $6.6 million note receivable, which bears interest at 7.21% per annum.  During the year ended December 31, 2001, we received $0.5 million in interest payments on this note.  At December 31, 2001, the balance on this note was $6.6 million.  We acquired the assets of WCWB-TV and the note was paid in full on January 7, 2002.

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

In August 1999, Allegiance Capital Limited Partnership (Allegiance), with the controlling stockholders, our Chief Financial Officer and Executive Vice President and Allegiance Capital Management Corporation (ACMC), the general partner, established a small business investment company. ACMC, as the general partner, controls all decision making, investing, and management of operations in exchange for a monthly management fee based on actual expenses incurred which currently averages approximately $35,600 paid by the limited partners. We, along with the other limited partners, have committed to investing up to a combined total of $15.0 million of which $ 7.5 million was invested as of December 31, 2002.

12.          ACQUISITIONS AND DISPOSITIONS:

Montecito Acquisition.  In February 1998, the Company entered into a Stock Purchase Agreement with Montecito and its stockholder to acquire all of the outstanding stock of Montecito, which owns the FCC license for television broadcast station KFBT-TV.  The FCC granted approval of the transaction and on April 18, 2000 the Company completed the purchase of the outstanding stock of Montecito for a purchase price of $33.0 million.

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

Mision Acquisition.  Pursuant to our merger with Sullivan Broadcast Holdings, Inc. which was effective July 1, 1998, the Company acquired options to acquire television broadcast station WUXP-TV in Nashville, Tennessee from Mission Broadcasting I, Inc. and television broadcast station WUPN-TV in Greensboro, North Carolina from Mission Broadcasting II, Inc.  On November 15, 1999, the Company exercised its option to acquire both of the foregoing stations.  In December 2001, the Company received FCC approval and in January 2002, the Company closed on the purchase of the FCC licenses and related assets of WUXP-TV and WUPN-TV for the assumption of notes payable aggregating $4.2 million and $0.1 million of cash.  Prior to closing, the Company programmed these stations pursuant to an LMA.

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

Based on the Company’s strategy to divest of its radio broadcasting segment, “Discontinued Operations” accounting has been adopted, in accordance with APB No. 30, for the periods presented in the accompanying financial statements and the notes thereto.  As such, the results from operations of the radio broadcast segment, net of related income taxes, has been reclassified from income from operations and reflected as income from discontinued operations in the accompanying consolidated statements of operations for all periods presented.  Accounts receivable related to discontinued operations, which the Company will continue to own the rights to and collect, is included in accounts receivable, net of allowance for doubtful accounts, in the accompanying consolidated balance sheets for all periods presented.  Accounts receivable, net of allowance for doubtful accounts includes accounts receivable related to discontinued operations balances of $220,667, net of allowance of $144,253 and $4.6 million, net of allowance of $1.5 million as of December 31, 2002 and 2001, respectively.

On April 18, 2002, we entered into an agreement to sell the television station of WTTV-TV in Bloomington, Indiana and its satellite station, WTTK-TV in Kokomo, Indiana to a third party.  On July 24, 2002, WTTV-TV had net assets and liabilities held for sale of $108.8 million, and we completed such sale for $124.5 million and recognized a gain, net of taxes, of $7.5 million, which was used to pay down indebtedness.  The operating results of WTTV-TV are not included in our consolidated results from continuing operations for the years ended December 31, 2002, 2001 and 2000.  Since this agreement met all of the criteria for a qualifying plan of sale, the assets and liabilities disposed of by this sale have been classified as “held for sale” on the accompanying consolidated balance sheets presented.  We applied the accounting for the disposal of long-lived assets in accordance with SFAS No. 144 as of January 1, 2002.

The details of classifications in the accompanying balance sheet as “held for sale” is as follows:

	December 31, 2002	December 31, 2001
Assets:
Current portion of program contract costs	$—	$7,440
Deferred barter costs	—	8
Prepaid expenses	—	68
Property and equipment, net	—	4,702
Program contract costs, less current portion	—	5,924
Intangibles	—	110,252
Assets held for sale	$—	$128,394

Liabilities:
Current portion of program contracts	$—	$9,132
Deferred barter revenues	—	(11)
Program contracts payable, less current portion	—	11,702
Liabilities held for sale	$—	$20,823

“Net income from discontinued operations” includes net broadcast revenues of $10.2 million, $21.0 million and $55.5 million for the years ended December 31, 2002, 2001 and 2000, respectively.

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

16.          EMPLOYEE BENEFIT PLAN:

The Sinclair Broadcast Group, Inc. 401(k) Profit Sharing Plan and Trust (the SBG Plan) covers eligible employees of the Company.  Contributions made to the SBG Plan include an employee elected salary reduction amount, company-matching contributions and a discretionary amount determined each year by the Board of Directors.  The Company’s 401(k) expense for the years ended December 31, 2002, 2001 and 2000 was $1.3 million, $1.2 million and $1.7 million, respectively.  There were no discretionary contributions during these periods.  The Company has registered 800,000 shares of its Class A Common Stock with the SEC to be issued as a matching contribution for the 1997 plan year and subsequent plan years.

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

A summary of changes in outstanding stock options is as follows:

	Options	Weighted-Average	Exercisable	Weighted-Average
		Exercise Price		Exercise Price
Outstanding at end of 1999	7,182,770	19.84	3,639,020	15.41
2000 Activity:
Granted	1,371,335	9.71	—	—
Exercised	(5,667)	9.25	—	—
Forfeited	(1,141,493)	21.35	—	—
Outstanding at end of 2000	7,406,945	17.74	3,886,793	14.88
2001 Activity:
Granted	676,400	8.93	—	—
Exercised	(63,287)	9.20	—	—
Forfeited	(792,613)	18.94	—	—
Outstanding at end of 2001	7,227,445	16.86	4,666,669	15.65
2002 Activity:
Granted	260,400	12.14	—	—
Exercised	(283,812)	9.23	—	—
Forfeited	(628,775)	20.61	—	—
Outstanding at end of 2002	6,575,258	16.64	5,066,783	16.08

Additional information regarding stock options outstanding at December 31, 2002 is as follows:

Outstanding	Exercise Price	Weighted-Average Remaining Contractual Life (In Years)	Exercisable	Weighted- Average Exercise Price
398,675	$6.10 – 9.06	8.2	174,150	$8.70
1,127,963	$9.20 – 13.68	7.4	724,038	$9.73
3,257,870	$14.32 – 20.94	3.6	3,231,470	$15.35
1,790,750	$24.20 – 28.42	5.1	937,125	$24.91
6,575,258	$6.10 – 28.42	4.9	5,066,783	$16.08

18.          EARNINGS PER SHARE:

The following table reconciles income (numerator) and shares (denominator) used in the Company’s computations of earnings per share for the years ended December 31, 2002, 2001, and 2000 (in thousands, except per share data):

	2002	2001	2000
Numerator
Net income (loss) from continuing operations	$3,850	$(113,460)	$(37,831)
Net income from discontinued operations, including gain on sale of broadcast assets related to discontinued operations	$7,891	$(52)	$115,196
Net loss from extraordinary item	$(9,831)	$(14,210)	$—
Cumulative adjustment for change in accounting principle	$(566,404)	$—	$—
Net (loss) income	$(564,494)	$(127,722)	$77,365
Preferred stock dividends payable	(10,350)	(10,350)	(10,350)
Net (loss) income available to common shareholders	$(574,844)	$(138,072)	$67,015

Denominator
Weighted-average number of common shares	85,337	84,352	91,405
Dilutive effect of outstanding stock options	243	31	27
Dilutive effect of equity put options	—	241	1,055
Weighted-average number of common equivalent shares outstanding	85,580	84,624	92,487

BASIC EARNINGS PER SHARE:
Net loss per share from continuing operations	$(0.08)	$(1.47)	$(0.53)
Net income per share from discontinued operations	$0.09	$—	$1.26
Net loss per share from extraordinary item	$(0.12)	$(0.17)	$—
Net loss per change from cumulative effect of change in accounting principle	$(6.64)	$—	$—
Net (loss) income per share	$(6.74)	$(1.64)	$0.73

DILUTED EARNINGS PER SHARE:
Net loss per share from continuing operations	$(0.08)	$(1.47)	$(0.53)
Net income per share from discontinued operations	$0.09	$—	1.26
Net loss per share from extraordinary item	$(0.12)	$(0.17)	$—
Net loss per change from cumulative effect of change in accounting principle	$(6.64)	$—	$—
Net (loss) income per share	$(6.74)	$(1.64)	$0.73

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

	For the Quarter Ended
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

(1)          The results previously reported in the Company’s Form 10-Q for the quarter ended March 31, 2002 have been restated to reflect the cumulative effect of adoption of SFAS No. 142 as discussed in Note 1.  The results have also been restated to reflect the results of discontinued operations as described in Note 1.

(2)          The results previously reported in the Company’s Form 10-Q for the quarters ended March 31, 2002, June 30, 2002 and September 30, 2002 have been restated to reflect the adoption of EITF 02-16 as discussed in Note 1.

ACRODYNE COMMUNICATIONS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2002	2001
	(unaudited)	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$312,921	$17,687
Accounts receivable, net of allowance for doubtful accounts of $38,600 and $500,000 at December 31, 2002 and 2001, respectively	2,204,044	1,466,788
Inventories, net	3,271,066	1,281,512
Prepaid assets and deposits	78,998	44,955

Total current assets	5,867,029	2,810,942

PROPERTY, PLANT AND EQUIPMENT, net	3,407,611	3,771,969

LICENSE AGREEMENT, net of accumulated amortization of $825,000 and $525,000 at December 31, 2002 and 2001, respectively	675,000	975,000

Total assets	$9,949,640	$7,557,911

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Line of credit – related party	$5,133,759	$5,133,759
Subordinated debenture – related party	2,000,000	2,000,000
Current portion of capital lease obligations	625,259	116,478
Accounts payable	2,353,444	1,946,907
Accrued expenses	2,176,782	1,185,828
Customer advances	3,014,996	2,879,995
Deferred revenue	—	14,103
Accrued license fees	825,000	525,000
Other current liabilities	1,066,878	920,016
Total current liabilities	17,196,118	14,722,086

CAPITAL LEASE OBLIGATIONS, net of current portion	3,701,038	3,757,987
LICENSE FEE PAYABLE – long term	675,000	975,000
NON-COMPETE LIABILITY	731,231	845,912
Total liabilities	22,303,387	20,300,985

SHAREHOLDERS’ DEFICIT:

Preferred stock, par value $1.00; 1,000,000 shares authorized; 0 issued and outstanding at December 31, 2002 and 2001	—	—
Common stock, par value $.01; 40,000,000 shares authorized; 7,409,608 issued and outstanding at December.31, 2002 and 2001, respectively	74,096	74,096
Additional paid-in capital	22,071,641	22,071,641
Accumulated deficit	(34,499,484)	(34,888,811)
Total shareholders’ deficit	(12,353,747)	(12,743,074)

Total liabilities and shareholders’ deficit	$9,949,640	$7,557,911

The accompanying notes are an integral part of these consolidated financial statements.

ACRODYNE COMMUNICATIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2002	2001
	(unaudited)	(unaudited)
NET SALES
Related party sales	$16,790,794	$8,795,294
Other sales	9,273,390	5,099,967
	26,064,184	13,895,261
COST OF SALES	19,258,636	9,801,459
Gross profit	6,805,548	4,093,802

OPERATING EXPENSES
Engineering	2,094,649	2,052,644
Selling	1,360,105	1,069,504
Administration	2,069,517	2,557,414
Amortization of intangible assets	300,000	300,000
	5,824,271	5,979,562
Operating profit (loss)	981,277	(1,885,760)

OTHER (EXPENSES) INCOME
Interest expense, net	(860,658)	(854,919)
Other income, net	268,709	171,475
Income/(Loss) before income taxes	389,328	(2,569,204)
INCOME TAXES	—	—
Net Income/(Loss)	389,328	(2,569,204)

Dividends on 8% convertible redeemable preferred stock	—	(28,056)
Inducement to convert preferred to common shares	—	(208,591)
Net Income/(Loss) Applicable to common shareholders	$389,328	$(2,805,851)

Net Income/(Loss) per common share – Basic and diluted	$0.05	$(0.39)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – BASIC AND DILUTED	7,409,608	7,177,189

The accompanying notes are an integral part of these consolidated financial statements.

ACRODYNE COMMUNICATIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2002 (UNAUDITED) AND 2001 (UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount	Capital
BALANCE AT DECEMBER 31, 2000	6,500	$6,500	6,981,161	$69,812	$21,496,778	$(32,082,960)	$(10,509,870)
Warrants issued to settle lawsuit	—	—	—	—	336,000	—	336,000
Conversion of Preferred to Common stock	(6,500)	(6,500)	189,410	1,894	4,606	—	—
Stock dividend	—	—	28,339	283	27,773	(28,056)	—
Inducement to convert Preferred to Common stock	—	—	210,698	2,107	206,484	(208,591)	—
Net loss	—	—	—	—	—	(2,569,204)	(2,569,204)
BALANCE AT DECEMBER 31, 2001	0	0	7,409,608	74,096	22,071,641	(34,888,811)	(12,743,074)

Net Income	—	—	—	—	—	389,328	389,328

BALANCE AT DECEMBER 31, 2002	0	$0	7,409,608	$74,096	$22,071,641	$(34,499,484)	$(12,353,747)

The accompanying notes are an integral part of these consolidated financial statements.

ACRODYNE COMMUNICATIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2002	2001
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(Loss)	$389,328	$(2,569,204)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	690,579	708,560
Issuance of warrants for legal proceedings	—	336,000
Provision for bad debts	192,211	78,903

Changes in assets and liabilities:
Accounts receivable	(929,467)	(601,466)
Inventories	(1,989,554)	1,005,375
Prepaid and other current assets	(34,044)	514,124
Accounts payable	406,537	209,677
Accrued expenses and other liabilities	1,474,967	559,750
Deferred revenue	(14,103)	(2,275,982)
Customer advances	135,001	(1,843,435)
Net cash provided/(used) in operating activities	321,455	(3,877,698)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(26,221)	(29,603)

Net cash (used in) investing activities	(26,221)	(29,603)

CASH FLOWS FROM FINANCING ACTIVITIES:

Borrowings under line of credit	—	3,838,029

Net cash provided by financing activities	—	3,838,029

Net increase/(decrease) in cash and cash equivalents	295,234	(69,272)
Cash and cash equivalents at beginning of year	17,687	86,959
CASH AND CASH EQUIVALENTS AT END OF YEAR	$312,921	$17,687

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Dividends paid in Company Stock	$—	$28,056
Funding of capital lease – related party	$—	$136,977

The accompanying notes are an integral part of these consolidated financial statements.

ACRODYNE COMMUNICATIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002 (UNAUDITED) AND 2001 (UNAUDITED)

1.               BACKGROUND:

Organization

We are Acrodyne Communications, Inc., a Delaware corporation, which operates in one industry segment – the design, manufacture and marketing of television broadcast transmitters, which are sold in the United States and internationally.  Our wholly owned operating subsidiary, Acrodyne Industries, Inc., manufactures and sells TV transmitters, LPTV transmitters and TV translators produced to customer specifications.

Operations and Business Risk

Due to the nature of the Company’s business, it is subject to various risks including, but not limited to, technological and market acceptance of its product, capital availability, dependence on management and other risks.  The Company has been in the process of developing products and applications using digital transmission technology.  Related to this process, the Company entered into a license agreement with Sinclair Broadcast Group, Inc. (“Sinclair”) in March 2000 (see Note 6).  The Company shipped the first of its digital transmitters in March 2001.

Since the acquisition of Acrodyne Industries in 1994, the Company has incurred significant losses and operating cash flow deficits.  These losses and cash flow deficits have been funded primarily with proceeds from the sale of equity securities, borrowings, and customer advances.  Sinclair purchased and exercised warrants for $225,000 in 2000 and provide a $2,000,000 subordinated debenture and the Company’s Credit Facility (see Note 7).  As of December 31, 2002, Sinclair owned 34.6% of the Company’s common stock and has warrants to purchase 8,644,225 additional shares (see Notes 8 and 10), which represented 60.4% of the Company on a fully diluted basis.

Sinclair had provided a guarantee of the Company’s $2,500,000 credit facility.  In November 2000, Sinclair purchased the credit facility from a former bank (see Note 7).  In March 2000, Sinclair agreed to provide additional funds to the Company of up to $2,000,000 under  terms of a subordinated debenture (see Note 7).  From January 1, 2001 through December 31, 2001, Sinclair provided additional funds to the Company in the amount of $3,975,006.   During 2002 there were no additional borrowings.

Principal and interest related to the debenture and the credit facilities were exchanged for common stock in January 2003 under terms of the recapitalization (see note 14).

Future Liquidity

At December 31, 2002, we had a working capital deficit and accumulated deficit of $11,329,089 and $34,499,484 respectively.  Prior to 2002, we incurred operating cash flow deficits and experienced net losses.  We have funded our cash requirements through 2002 with proceeds from a $4,000,000 credit facility obtained from Sinclair in April 2001 (see discussion below), a $2,500,000 credit facility, a $2,000,000 subordinated debenture issued to Sinclair in March 2000, deferral of capital lease obligations, and customer advances.  We may require additional capital to fund our expansion into the digital television market and any additional operating losses, should they occur.  There can be no assurance that we will be able to obtain the necessary capital to fund operating needs and finance any required investment needs or to generate sufficient revenue to achieve and sustain positive cash flow.

On December 20, 2002 our shareholders approved a recapitalization plan.  This plan significantly restructured our balance sheet by forgiving debt, unpaid interest, and future obligations under the technology agreement with Sinclair, plus the receipt of additional cash, in exchange for 20,350,000 shares of our stock.  This plan was completed in January 2003.  The removal of debt, interest, and long term obligations from our liabilities with the addition of cash has improved our working capital ratios and decreased our accumulated deficit.  At this time the company does not have a line of credit in place with either Sinclair or a bank.  There are no guarantees that we would be able to obtain such a facility.  Without an operating line of credit the company must rely on internally generated cash flow to fund future operations.

See Note 14 for an unaudited pro forma consolidated balance sheet as of December 31, 2002 that reflects the recapitalization as if it took place on that date.

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

Accounts Receivable

The majority of the Company’s accounts receivable are due from companies in the television industry.  Credit is extended based upon evaluation of a customers’ financial condition.  In most cases, for the sale of transmitters and other major equipment, we obtain advance deposits for approximately 90% of the sale amount that are applied to the invoice amount at the time of delivery of the product.  Accounts receivable are generally due within 30 days and are stated at amounts due.  Accounts outstanding longer than 90 days are considered past due and are shown net of an allowance for doubtful accounts.  The Company determines its allowance by considering a number of factors, including the length of time trade receivables are past due, the Company’s ability to pay, the previous loss history and the general economy and industry as a whole.  The Company writes-off accounts receivable when they become uncollectible and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

Approximately 64% of sales in 2002 were to Sinclair, which has 34.6% ownership of the Company at December 31, 2002 (82.4% after the January 2003 recapitalization).   At December 31, 2002 approximately $550,000 of our outstanding receivables were due from Sinclair or television stations it owned.  No allowance for doubtful accounts has been recorded against these receivables.

Changes to the Allowance for Doubtful Accounts for 2002 and 2001 are as follows:

	2002	2001
	(unaudited)	(unaudited)

Balance at beginning of year	$500,000	$375,007
Additional provisions during the year	192,211	138,975
Accounts written-off	(653,611)	(13,982)

Balance at end of year	$38,600	$500,000

Inventory

Inventory includes material, direct labor, and overhead and is valued at the lower of cost or market on a first-in first out basis.  We establish an allowance for obsolescence for inventory items that are in excess of requirements to support sales, are not used in current transmitter design, or have shown little activity during the past year.

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

Revenue Recognition

The Company recognizes revenue from the sale of transmitters when title and risks of ownership are transferred to the customer, which generally occurs upon shipment or customer pick-up of the equipment.  A customer may be invoiced for and receive title to transmitters prior to taking physical possession when the customer has made a fixed, written commitment for the purchase, the transmitters have been completed, tested and are available for pick-up or delivery, and the customer has requested that the Company hold the transmitters until the customer determines the most economical means of taking physical possession. Upon such a request, the Company recognizes revenue if it has no further obligation except to segregate the transmitters, invoice the customer under normal billing and credit terms, and hold the transmitter for a short period of time as is customary in the industry.  There were no such sales for the years ended December 31, 2002 or December 31, 2001.

Transmitters are built to customer specification and no right of return or exchange privileges are granted. Accordingly, no provision for sales allowances or returns is recorded.  The Company records revenue for services related to installation of transmitters upon completion of the installation process.  Amounts which cannot be recognized in accordance with the above policy are recorded as deferred revenue in the accompanying consolidated balance sheets.  The adoption of SAB No. 101, in the fourth quarter of 2000, resulted in an increase in reported revenues for the year ending December 31, 2001 of approximately $2,276,000.

Concentration of Credit Risk

The Company’s customers are domestic and international television stations, broadcasters, government entities, not-for-profit organizations and educational institutions. International sales were $680,910 and $591,876 for the years ended December 31, 2002 and 2001, respectively. One customer, Sinclair (see Note 10), represented approximately 64% of sales in 2002 and 63% in 2001 and 25% of receivables in 2002 and 50% in 2001.  No other customers represented more than 10% of sales in 2002 or 2001.

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

Research and Development

Research and development expenditures related to the design and development of new products are expensed as incurred and as such are included in engineering department expenses in the accompanying consolidated statements of operations.  Research and development costs charged to expense during the years ended December 31, 2002 and 2001 were approximately $556,000 and $524,000, respectively.

Advertising expense

Advertising expense was $ 313,809 in 2002 and $ 90,454 in 2001.

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

Fair Value of Financial Instruments

The Company’s consolidated financial instruments include cash and cash equivalents, short-term investments, accounts receivable, capital leases and debt. The fair value of cash and cash equivalents, short-term investments and accounts receivable approximate their recorded book values as of December 31, 2002 and 2001.

Impairment of Long-Lived Assets

In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we periodically review the carrying value of our long-lived assets held and used and assets to be disposed of for possible impairment when events and circumstances warrant such a review.

New Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards  (SFAS) 143, “Accounting for Asset Retirement Obligations”.  This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  SFAS 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of a tangible long-lived asset.  SFAS 143 also requires the enterprise to record the contra to the initial obligation as an increase to the carrying amount of the related long-lived asset (i.e., the associated asset retirement costs) and to depreciate that cost over the remaining useful life of the asset.  The liability is adjusted at the end of each period to reflect the passage of time (i.e., accretion expense) and changes in the estimated future cash flows underlying the initial fair value measurement.  Enterprises are required to adopt SFAS 143 for fiscal years beginning after June 15, 2002.  The provisions of the Statement are not expected to have a material impact on the financial condition or results of operations of the Company.

In October 2001, the FASB issued SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS 144 partially supersedes SFAS 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and certain provisions of APB Opinion No. 30 “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS 144 establishes standards for long-lived assets to be disposed of, and redefines the valuation and presentation of discontinued operations. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The adoption of SFAS 144 did not have a material effect on the Company’s financial position, results of operations, or cash flows.

In April 2002, the FASB issued SFAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”.  SFAS 145 eliminates extraordinary accounting treatment for reporting gain or loss on debt extinguishment, and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS 145 related to the rescission of FASB Statement No. 4 are applicable in fiscal years beginning after May 15, 2002, the provisions related to FASB Statement No. 13 are effective for transactions occurring after May 15, 2002, and all other provisions are effective for financial statements issued on or after May 15, 2002; however, early application is encouraged. Debt extinguishments reported as extraordinary items prior to scheduled or early adoption of SFAS 145 would be reclassified in most cases following adoption. Management does not expect the adoption of SFAS 145 to have a material effect on the Company’s financial position, results of operations, or cash flows.

In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. The requirements of SFAS 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002; however, early application is encouraged. Management does not expect the adoption of SFAS 146 to have a material effect on the Company’s financial position, results of operations, or cash flows.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this statement is not expected to have a significant impact on the financial condition or results of operations of the Company.

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”. SFAS 148 amends SFAS 123 “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years beginning after December 15, 2002. The expanded annual disclosure requirements and the transition provisions are effective for fiscal years ending after December 15, 2002.   The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. Management does not expect the adoption of SFAS 148 to have a material effect on the Company’s financial position, results of operations, or cash flows.

Earnings per Share

Basic earnings (loss) per share is computed by dividing the net income or loss applicable to common shareholders by the weighted average number of shares outstanding during the period.  Diluted earnings (loss) per share is computed using the weighted average number of shares determined for the basic computations plus the number of shares of common stock that would be issued assuming all contingently issuable shares having a dilutive effect on earnings per share were outstanding for the period.

In 2002 the exercise price of outstanding options and warrants to purchase shares of the Company stock are in excess of the market price and are excluded from the computation of diluted income per share.  Shares payable but not yet issued and outstanding are included.

Due to the Company’s net loss in 2001 the incremental shares issuable from warrants and options were anti-dilutive and, accordingly, not considered in the calculation.

INVENTORIES:

Inventories consist of the following:

	December 31,
	2002	2001
	(unaudited)	(unaudited)
Raw materials	$1,841,509	$2,192,096
Work-in-process	1,525,484	449,742
Finished goods	5,521	116,110
Total Inventory	3,372,514	2,757,948
Allowance for obsolete inventory	(101,448)	(1,476,436)

Inventory, net	$3,271,066	$1,281,512

Inventory includes material, direct labor, and overhead and is valued at the lower of cost or market on a first-in first out basis.  We establish an allowance for obsolescence for inventory items that are in excess of requirements to support sales, are not used in current transmitter design, or have shown little activity during the past year.

Changes in the allowance for obsolescence during 2002 and 2001 are as follows:

	2002	2001
	(unaudited)	(unaudited)

Balance at beginning of period	$1,476,436	$1,516,693
Charges to expense	37,008	—
Disposal of material	(1,411,996)	(40,257)

Balance at end of period	$101,448	$1,476,436

4.               PROPERTY AND EQUIPMENT:

Property and equipment consist of the following:

	December 31,
	2002	2001
	(unaudited)	(unaudited)
Test equipment	$697,395	$690,273
Machinery and equipment	53,924	52,755
Office furniture and equipment	449,139	436,866
Building lease /leasehold improvements	3,784,231	3,781,167
Purchased computer software	123,239	120,646
	5,107,928	5,081,707
Accumulated depreciation and amortization	(1,700,317)	(1,309,738)
	$3,407,611	$3,771,969

Depreciation and amortization expense for property and equipment amounted to $390,579 and $408,560 for the years ended December 31, 2002 and 2001, respectively.

The Company moved into a manufacturing facility in November 2000. This facility is subleased from Sinclair and the lease is capitalized at $3,776,667. Amortization expense was $251,778 in 2002 and $258,201 in 2001.  The net book value of the capital lease at December 31, 2002 is $3,224,725.  The lease term is fifteen years with two renewable five-year periods (see note 10).

5.               NON-COMPETE AGREEMENT:

In connection with the acquisition of Acrodyne Industries, the Company entered into a non-compete agreement with the selling shareholder. In consideration for this agreement not to compete, the Company is obligated to make annual payments to the selling shareholder of $65,000 annually and pay for certain benefits for the remainder of his life. The Company recorded the actuarial present value of the estimated payments of $750,000 related to this agreement as an asset and established a corresponding liability at the date of acquisition. The company is currently negotiating to terminate this agreement.

6.               LICENSE AGREEMENT:

During March 2000, the Company entered into a 10-year license agreement (the “License Agreement”) with Sinclair for the exclusive right to manufacture and sell certain Sinclair designed transmitter lines. Under terms of the License Agreement, the Company would pay Sinclair an annual royalty of $300,000 for five years.  For years six through ten, the Company would pay Sinclair an annual royalty equal to 1.0% of revenues realized by the Company attributable to the License Agreement.  At end of the tenth year, the Company has the option to purchase the Sinclair technology.  The purchase price would be twice the cumulative royalty amount paid to Sinclair for years six through ten. Minimum lease payments due under capital leases are as follows:

(unaudited)
2003	$825,000
2004	300,000
2005	300,000
2006	75,000
Total	1,500,000
Less –current portion	825,000
Non-current portion of license agreement	675,000

As part of the recapitalization plan approved by our shareholders and completed in January 2003, Sinclair terminated this agreement, forgave amounts due under the agreement, and transferred ownership of the technology to us in exchange for shares of our stock.  (See note 14)

7.               DEBT:

The line of credit, subordinated debenture and capital lease obligations consist of the following:

	December 31,
	2002	2001
	(unaudited)	(unaudited)
Line of credit with Sinclair (Note 10)	$5,133,759	$5,133,759
Subordinated debenture with Sinclair	2,000,000	2,000,000
Capital lease obligations (Note 11)	4,326,297	3,874,465
	11,460,056	11,008,224
Current portion	(7,759,018)	(7,250,238)
	$3,701,038	$3,757,986

The line of credit and the subordinated debenture are due on demand.

We established a $2,500,000 credit facility with a bank for working capital purposes.  The bank required that Sinclair guarantee our obligations. Interest is payable on a formula basis. We have compensated Sinclair due to $200,000 payable in the form of our Common Stock for this guarantee. In November 2000 Sinclair purchased the credit facility and assumed all rights of the bank.  Sinclair filed the UCC liens against the Company’s personal property, which eliminated the Sinclair guaranty.  The amount available under this line was capped at $1,158,753 and on April 27, 2001, we entered into an additional $4,000,000 line of credit facility with Sinclair.  The maximum amount borrowed under the lines of credit was approximately $5,133,759 in 2002 and $5,133,759 in 2001.  The lines of credit in 2002 had a weighted-average interest rate of 4.0% and total interest expense of $203,239.  The amount available under the Credit Facility at December 31, 2002 was $24,994.  Amounts owed under this credit facility, both principal and interest, were exchanged for common shares of our stock in January 2003, under terms of the recapitalization plan.

During March 2000, we entered into a subordinated debenture agreement with Sinclair.  Under the terms of the Debenture, we may borrow up to $2,000,000 at an interest rate of 10.5%. Further, Sinclair has the right, at any time, to convert all, but not less than all, of the principal owed to Sinclair into our Common Stock at $3.45 per share.  Sinclair may immediately convert the current principal into 579,710 shares of our Common Stock.  During 2002 and 2001, the Company recorded $210,000 of interest due under the Debenture Agreement.  Amounts owed under this debenture, both principal and interest, were exchanged for common shares of our stock in January 2003, under terms of the recapitalization plan.

The Company moved into a manufacturing facility in November 2000. This facility is subleased from Sinclair and the lease is capitalized at $3,776,667. Amortization expense was $251,778 in 2002 and $258,201 in 2001.  The net book value of the capital lease at December 31, 2002 is $3,224,725.  The company did not pay its obligations under terms of the lease.  The past due amounts owed plus accrued interest are recorded as a current liability on the balance sheet.  Amounts owed through September 30, 2002 were exchanged for common shares of our stock in January 2003, under terms of the recapitalization plan.

The weighted average interest rate on long-term debt at December 31, 2002 was 5.8%.

See note 14 for an unaudited pro forma consolidated balance sheet as of December 31, 2002 that reflects the recapitalization as if it took place on that date.

8.               SHAREHOLDERS’ EQUITY:

Preferred Stock

Preferred stock consists of 1,000,000 shares, par value $1 per share, which may be issued in series from time to time with such designation, rights, preferences and limitations as the Board of Directors of the Company may determine by resolution. Any and all such rights that may be granted to preferred stockholders may be in preference to common stockholders.

During 1996, the Company sold 10,500 shares of 8% Convertible Redeemable Preferred Stock (the “8% Preferred Stock”) in a private placement. The 8% Preferred Stock had a liquidation preference of $100 per share plus all outstanding and unpaid dividends and was redeemable at the discretion of the Company for the amount of the liquidation value after one year from issuance date provided certain stipulations were met. The 8% Preferred Stock was convertible at the option of the holder into the number of common shares obtained by dividing the liquidation value by the $3.71 per share conversion price, subject to adjustment. Holders of the 8% Preferred Stock voted on a fully converted basis with the holders of common stock and, in the event of certain dividend arrearages, had the right to elect a director to the Company’s Board.  During 1997, 4,000 shares of the 8% Preferred Stock were converted into common stock at a conversion price of $4.00 per share; 6,500 shares remained outstanding at the end of 2001.  On July 17, 2001 the 6,500 shares plus dividends in arrears were converted to 428,447 shares of common stock.

During 1998, the Company sold 326,530 shares of Series A 8% Convertible Redeemable Preferred Stock (the “Series A Preferred Stock”) in a private placement for net proceeds of $972,668. In connection with this private placement, the Company issued warrants to purchase up to 525,000 shares of common stock at an exercise price of $3.00 per share. The warrants are exercisable through September 4, 2005. On January 27, 1999, the Series A Preferred Stock was redeemed by the Company for $998,531.

Common Stock

On November 7, 1997, the Company sold 800,000 shares of common stock and warrants to purchase up to an additional 500,000 shares of common stock for aggregate net proceeds of $1,951,800. The warrants issued in connection with this transaction carried an exercise price of $3.00 per common share and expired on November 7, 2002.

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

On December 20, 1999, the Company committed to issue 112,000 shares of common stock to Sinclair with a fair market value of $270,000 in accordance with terms of the Guaranty and Lease Compensation Agreement, dated December 20, 1999 (see Note 10). These shares are included in outstanding shares.

In 2000, on the anniversary dates of the above agreements, the Company was obligated to issue additional shares to compensate Sinclair for its guarantees. In the fourth quarter of 2000, 589,506 shares were obligated to be issued with a fair value of $305,500. This amount was recorded as an addition to Additional Paid-in Capital.

On December 20, 2002 the number of authorized shares of common stock was increased to 40,000,000.

In January 2003, as part of the recapitalization plan approved by shareholders, Sinclair was issued 20,350,000 shares of Acrodyne common stock (see note 14).

Warrants and Options

In connection with the initial Sinclair investment discussed above, the Company executed various agreements dated January 27, 1999, giving Sinclair the right to purchase up to 8,719,225 shares of the Company’s common stock.  Of these warrants, Sinclair may purchase 2,000,000 shares at an exercise price of $3.00 per share based on a vesting schedule that ended January 2001.                In addition, 719,225 anti-dilution warrants were issued to Sinclair to purchase the Company’s stock at $3.00 per share (subject to adjustment based on a formula defined in the related warrant agreement), and 6,000,000 warrants which are exercisable only upon the Company achieving increased product sales or sales of products with new technology. These warrants may be exercised at prices ranging from $3.00 to $6.00 per share. The expiration date of all warrants mentioned above is January 26, 2006.  At December 31, 2002, Sinclair had 8,644,225 warrants to purchase the Company’s common stock.  Under terms of the recapitalization plan approved December 20, 2002 and completed January 2003, the warrants were terminated.

The following warrants and options (excluding employee and director stock options) were outstanding at December 31, 2002 and 2001:

2002		2001	Exercise Price	Expiration Date
(unaudited)		(unaudited)

—		500,000	3.00	November 7, 2002
525,000		525,000	3.00	September 4, 2005

1,925,000	(a)	1,925,000	3.00	January 26, 2006
719,225	(a)	719,225	3.00	January 26, 2006
6,000,000	(a)	6,000,000	3.00-6.00	January 26, 2006

1,600,000		1,600,000	1.00	July 26, 2006
10,769,225		11,269,225

(a)          Exchanged for common stock in recapitalization plan completed in January 2003.

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

The Company applies Accounting Principles Board (APB) Opinion 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its option plans. Had compensation cost for the Company stock-based plans been determined based on the fair value at the grant date for awards consistent with the method of SFAS No. 123”Accounting for Stock-Based Compensation”, the Company’s operating results and per share amounts would have been the pro forma amounts indicated below:

	December 31,
	2002	2001
	(unaudited)	(unaudited)
Net income (loss) applicable to common shareholders:
As reported	$389,328	$(2,805,851)
Pro forma	389,328	(2,812,126)

Net income (loss) per common share (basic and diluted):
As reported	$0.05	$(0.39)
Pro forma	0.05	(0.39)

The fair value of each option granted in 2001 was estimated on the date of grant using the Black-Scholes option pricing model using the following parameters: 89% volatility, 6.7% risk-free rate of return, 0% dividend yield and five to seven year option life.   In 2002 no options were issued.

A summary of the awards under the Company’s stock option plans during the years ended December 31, 2002 and 2001 is presented below:

	December 31, 2002		December 31, 2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(unaudited)		(unaudited)
Outstanding at the beginning of year-	1,014,300	$2.68	(*)1,153,800	$2.61
Granted	—	—	—	—
Exercised	—	—	—	—
Rescinded/forfeited	(55,000)	(2.34)	(139,500)	(2.12)

Outstanding at year end	959,300	$2.70	1,014,300	$2.68

Options exercisable at year end	654,266	$2.65	542,500	$2.59

Weighted average fair value of options granted during the year	—	N/A	—	N/A

(*)  Due to a clerical error, the number of options outstanding at the beginning of 2001 was increased by 10,000 shares from the amount disclosed in the December 31, 2001 financial statements.

Options to purchase 654,266 of common stock were outstanding during 2002.  They were not included in the computation of the income per share because the average exercise price was higher than the average market price of   the stock and would be considered anti-dilutive.

9.             INCOME TAXES:

The provision for income taxes differs from the amount computed using the federal income tax rate as follows:

	December 31,
	2002	2001
	(unaudited)	(unaudited)
Income tax benefit at statutory federal rates	$132,372	$(943,581)
State tax benefit, net of federal tax benefit	23,360	(151,305)
Other permanent differences	11,487	22,400
Increase (decrease) in valuation allowance	(167,219)	1,072,489
	—	$—

The components of the net deferred income tax asset (liability) are as follows:

	December 31,
	2002	2001
	(unaudited)	(unaudited)

Deferred tax assets:
Tax loss carryforwards (tax basis)	$10,597,967	$10,197,616
Allowance for doubtful accounts	15,440	200,000
Non-compete agreement	338,765	411,753
Inventory	327,698	795,962
Warranty reserve	123,242	—
Other deferred tax assets	54,794	19,794
Net deferred tax assets	11,457,906	11,625,125

Valuation allowance	$(11,457,906)	(11,625,125)
	$—	$—

A full valuation allowance has been established against the Company’s net deferred tax assets as management has concluded that it is more likely than not the related tax benefits may not be realized.

The Company’s tax loss carryforwards, which begin to expire in 2011, totaled approximately $26,495,000 and $24, 300,000 at December 31, 2002 and 2001, respectively.

10.         RELATED PARTY:

As discussed in Note 8, on January 27, 1999, Sinclair invested $4,300,000 in the Company in return for 1,431,333 shares of the Company’s common stock and warrants to purchase up to an aggregate of 8,719,225 shares over a term of up to seven years at prices ranging from $3.00 to $6.00 per share. Sinclair also acquired an additional 800,000 shares of common stock previously held by outside investors. On December 20, 1999, the Company committed to issue 112,000 shares to Sinclair with respect to the terms of a Guaranty and Lease Compensation Agreement (see discussion below).  As of December 31, 2000, the Company is obligated to issue 589,506 shares to Sinclair with respect to the terms of the Guaranty and Lease Compensation Agreement.  As of December 31, 2002 and 2001, Sinclair held an aggregate of 2,418,333 shares of the Company’s common stock, representing approximately 32.64% of issued common stock assuming no warrants are exercised.

We established a $2,500,000 credit facility with a bank for working capital purposes.  The bank required that Sinclair guarantee our obligations. Interest is payable on a formula basis. We have compensated Sinclair with $200,000 payable in the form of our Common Stock for this guarantee. In November 2000 Sinclair purchased the credit facility and assumed all rights of the bank.  Sinclair filed the UCC liens against the Company’s personal property, which eliminated the Sinclair guaranty.  The amount available under this line was capped at $1,158,753 and on April 27, 2001, we entered into an additional $4,000,000 line of credit facility with Sinclair.  The maximum amount borrowed under the lines of credit was approximately $5,133,759 in 2002 and $5,133,759 in 2001.  The lines of credit in 2002 had a weighted-average interest rate of 4.0% and total interest expense of $203,240.  The amount available under the Credit Facility at December 31, 2002 was $24,994.  Amounts owed under this credit facility, both principal and interest, were exchanged for common shares of our stock in January 2003.

During  November  1999,  we entered  into a sub-lease agreement with Sinclair for our manufacturing facility.  Under the terms of this agreement, we compensated  Sinclair on the lease execution  date,  $70,000 payable  in the  form of our common stock and also on each lease anniversary date $70,000 payable in the form of our common stock.  Under terms of the recapitalization plan, this agreement was amended to make the $70,000 payments in 2002 through 2005 payable in cash.  Subsequent payments can be made in cash or stock at Acrodyne’s discretion. There were no payments made in 2002 as required in the sub-lease agreement.  Past due amounts through September 2002 were exchanged for common stock in January 2003 (see note 13).

During March 2000, we entered into a license agreement with Sinclair for the exclusive right to manufacture and sell certain Sinclair designed analog and digital transmitters lines. Under the terms of this agreement, we will pay to Sinclair an annual royalty of $300,000 for 5 years.  Following the fifth year of the License agreement, we shall pay to Sinclair an annual royalty equal to 1.0% of revenues realized by us attributable to the License Agreement.  There were no payments made to Sinclair.  The past due amounts were shown as current liabilities on the balance sheet.  Under terms of the recapitalization plan, unpaid amounts were forgiven and the intellectual property related to the agreement was transferred to Acrodyne in exchange for shares of our common stock (see note 13).

During March 2000, we entered into a subordinated debenture agreement with Sinclair.  Under the terms of the Debenture, we may borrow up to $2,000,000 at an interest rate of 10.5%. Further, Sinclair has the right, at any time, to convert all, but not less than all, of the principal owed to Sinclair into our Common Stock at $3.45 per share.  Sinclair may immediately convert the current principal into 579,710 shares of our Common Stock.  Amounts owed under this debenture, both principal and interest, were exchanged for common shares of our stock in January 2003, under terms of the recapitalization plan.

In the first quarter of 2001 it was determined by Sinclair that in order for Sinclair to meet its SEC public financial filing requirements, Acrodyne would have to accelerate their audit schedule.  Sinclair agreed to pay $150,000 of Acrodyne’s audit fees for the year ended 2000, in order to meet its expedited schedule.

Sales made to Sinclair during 2002 and 2001 totaled $16,790,794 and $8,795,294, respectively.  The Company sells these products to Sinclair at prices which approximate fair market value.  The following amounts are included in the consolidated balance sheets at year end in connection with trade transactions with Sinclair:

	December 31,
	2002	2001
	(unaudited)	(unaudited)

Receivables	$550,239	$1,081,028
Customer advances	1,967,808	1,864,123

In addition, included in the current portion of capital lease obligation and other current liabilities are $1,150,259 in 2002 and $ 641,479 in 2001 of amounts payable to Sinclair that have been deferred under the capital lease and license fee obligations.

11.           COMMITMENTS AND CONTINGENCIES:

During September 2000, the Company entered into a sublease agreement with Sinclair (see Note 9) for the lease of its headquarters and manufacturing facility, which was occupied during November 2000. Minimum lease payments due under capital leases are as follows:

(unaudited)
2003	$625,259
2004	448,103
2005	505,342
2006	518,779
2007	532,621
2008 and thereafter	4,591,451
7,221,555
Less – amount representing interest	2,895,258
Present value of obligation	4,326,297
Less – current portion	625,259

Noncurrent obligations under capital leases	$3,701,038

Future minimum lease payments under noncancellable operating leases are as follows:

(unaudited)
2003	$23,071
2004	23,071
2005	23,071
2006	23,071

$92,284

12. LEGAL PROCEEDINGS

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

The SEC conducted an investigation of the facts and circumstances that required the company’s financial statements and filings to be restated for the year ending 1999 and the first two quarters of 2000.  Acrodyne cooperated fully with the investigation and supplied documents to assist in the SEC investigation.  Several former employees, a current employee of the company, as well as a Sinclair employee were subpoenaed and testified before attorneys for the SEC.

On March 6, 2003 the SEC issued a cease and desist order against Acrodyne.  The Commission found that “Acrodyne materially misstated figures reported for its inventory, cost of sales, revenue, gross profit, and net loss in its financial statements for the year ended December 31, 1998; the first three quarters of 1999; the year ended December 31, 1999; and the first quarter of 2000.  Acrodyne included its misleading financial results in press releases and its filings with the Commission relating to these periods”.  Further the Commission found, “ Acrodyne was unable to properly value its products because of the incomplete and outdated cost data it maintained.  In addition, starting in the second quarter of 1999, Acrodyne made unsupported adjustments to its sales and inventory accounts to bring Acrodyne’s financial statements in line with the gross margin percentage it had budgeted for the period.  Acrodyne knew or acted recklessly with respect to its faulty cost accounting.”  Further, as part of their investigation, the SEC fined Acrodyne’s former CEO $50,000, a former CFO $10,000, and a former Controller and CFO $10,000.  In exchange for cancellation of a termination of service agreement, Acrodyne had previously agreed to pay legal fees and penalties for the former CEO.  The fine of $50,000 was paid by Acrodyne in 2003, per that agreement.

13.           SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Revenues	2002	Net Income	Basic and Diluted Net Income Per Share
		Gross Profit

1/st/ Quarter	$5,821,637	$1,344,324	$81,693	$0.01
2/nd/ Quarter	5,865,893	1,842,667	114,883	0.02
3/rd/ Quarter	6,263,473	1,677,669	61,537	0.01
4/th/ Quarter	8,113,181	1,940,888	131,215	0.01
	$26,064,184	$6,805,548	$389,328	$0.05

	Revenues	2001	Net Income (Loss)	Basic and Diluted Net Income (Loss) Per Share
		Gross Profit

1/st/ Quarter	$2,226,178	$242,787	$(1,431,943)	$(0.21)
2/nd/ Quarter	672,334	(79,165)	(1,879,220)	(0.27)
3/rd/ Quarter	4,740,062	1,683,528	546,887	0.07
4/th/ Quarter	6,256,687	2,246,652	195,072	0.03
	$13,895,261	$4,093,802	$(2,569,204)	$(0.39)

14.           SUBSEQUENT EVENTS (UNAUDITED)

In December 2002 our stockholders approved a recapitalization plan whereby technology owned by Sinclair was transferred to Acrodyne, warrants and options owned by Sinclair and debt owed to Sinclair, was forgiven in exchange for our stock.  This transaction was completed in January 2003.  Sinclair agreed to:

a)              Forgive all indebtedness, payables, accrued and unpaid interest under the outstanding debenture and Lines of Credit amounting to about $9,877,542

b)             Assign all intellectual property rights relating to the License agreement

c)              Invest an additional $1,000,000

d)             Terminate all Sinclair owned warrants

e)              Amend the Guaranty and Lease Compensation Agreement, dated September 16, 1999.  Amended terms require the payments in 2002 through 2005 to be made in cash with subsequent years paid in cash or stock at our discretion

f)                In exchange for the items described above, 20,350,000 shares of the Company’s common stock was issued

ACRODYNE COMMUNICATIONS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2002

(unaudited)

The following presentation, which sets forth the unaudited pro forma consolidated condensed balance sheet of the Company, assumes the recapitalization transaction described took place on December 31, 2002.  The pro forma consolidated balance sheet should be read in conjunction with the description of the recapitalization and the historical consolidated financial statements of the Company.

	Historical	Adjustments		Pro Forma
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$312,921	$1,000,000	c	$1,312,921
Accounts receivable, net of allowance for doubtful accounts of $38,600	2,204,044			2,204,044
Inventories, net	3,271,066			3,271,066
Prepaid assets and deposits	78,998			78,998

Total current assets	5,867,029	1,000,000		6,867,029

PROPERTY, PLANT AND EQUIPMENT, net	3,407,611			3,407,611

LICENSE AGREEMENT, net of accumulated amortization of $825,000	675,000			675,000
Total assets	$9,949,640	$1,000,000		$10,949,640

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Line of credit – related party	$5,133,759	$(5,133,759	)a	$0
Subordinated debenture – related party	2,000,000	(2,000,000	)a	0
Current portion of capital lease obligations	625,259	(468,616	)a	156,643
Accounts payable	2,353,444			2,353,444
Accrued expenses	2,176,782			2,176,782
Customer advances	3,014,996			3,014,996
Other current liabilities	1,891,878	(1,600,167	)a	291,711
Total current liabilities	17,196,118	(9,202,542)		7,993,576

CAPITAL LEASE OBLIGATIONS, net of current portion	3,701,038			3,701,038
LICENSE FEE PAYABLE – long term	675,000	(675,000	)a	0
NON-COMPETE LIABILITY	731,231			731,231
Total liabilities	22,303,387	(9,877,542)		12,425,845

SHAREHOLDERS’ DEFICIT:
Common stock, par value $.01; 7,409,608 and 27,759,608 issued and outstanding, respectively	74,096	203,500	(f)	277,596
Additional paid-in capital	22,071,641	10,674,042	(f)	32,745,683
Accumulated deficit	(34,499,484)			(34,499,484)
Total shareholders’ deficit	(12,353,747)	10,877,542		(1,476,205)

Total liabilities and shareholders’ deficit	$9,949,640	$1,000,000		$10,949,640

This recapitalization plan was completed in January of 2003, raising Sinclair’s ownership to approximately 82.4% of Acrodyne’s issued and outstanding common stock.

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

Arthur Andersen LLP

Philadelphia, Pennsylvania
April 13, 2001

This report is a copy of a previously issued Arthur Andersen LLP report and the report has not been reissued by Arthur Andersen LLP, nor has Arthur Andersen LLP provided a consent to the inclusion of its report in this Form 10 K/A.

ACRODYNE COMMUNICATIONS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2001	2000
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,687	$86,959
Accounts receivable, net of allowance for doubtful accounts of $500,000 and $389,000 at December 31, 2001 and 2000, respectively	1,466,788	944,225
Inventories, net	1,281,512	2,286,887
Prepaid assets	44,955	58,555
Other current assets	—	500,524
Total current assets	2,810,942	3,877,150
PROPERTY, PLANT AND EQUIPMENT, net	3,771,969	4,150,926
LICENSE AGREEMENT, net of accumulated amortization of $525,000 and $225,000 at December 31, 2001 and 2000, respectively	975,000	1,275,000
TOTAL ASSETS	$7,557,911	$9,303,076

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Line of credit – related party	$5,133,759	$1,158,753
Subordinated debenture – related party	2,000,000	2,000,000
Accounts payable	1,946,907	1,737,230
Accrued expenses	1,185,828	1,420,094
Customer advances	2,879,995	4,723,430
Current portion of capital lease obligations	116,478	9,494
Deferred revenue	14,103	2,290,085
Other current liabilities	1,445,016	651,000
Total current liabilities	14,722,086	13,990,086
CAPITAL LEASE OBLIGATIONS, net of current portion	3,757,987	3,776,948
LICENSE FEE PAYABLE – long term	975,000	1,200,000
NON-COMPETE LIABILITY	845,912	845,912
Total liabilities	20,300,985	19,812,946
SHAREHOLDERS’ EQUITY (DEFICIT):
Convertible, redeemable, 8% preferred stock, par value $1.00; 1,000,000 shares authorized; 6,500 shares issued and outstanding at December 31, 2000	—	6,500
Common stock, par value $.01; 30,000,000 shares authorized; 7,409,608 and 6,981,161 shares issued and outstanding at December 31, 2001 and 2000, respectively	74,096	69,812
Additional paid-in capital	22,071,641	21,496,778
Accumulated deficit	(34,888,811)	(32,082,960)
Total shareholders’ equity (deficit)	(12,743,074)	(10,509,870)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$7,557,911	$9,303,076

The accompanying notes are an integral part of these consolidated financial statements.

ACRODYNE COMMUNICATIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2001	2000
	(unaudited)	(audited)
NET SALES
Related party sales, net	$8,795,294	$2,591,364
Other sales, net	5,099,967	4,304,465
	13,895,261	6,895,829
COST OF SALES	9,801,459	8,729,960
Gross profit (loss)	4,093,802	(1,834,131)

OPERATING EXPENSES
Engineering	2,052,644	1,701,258
Selling	1,069,504	1,162,202
Administration	2,557,414	3,034,253
Amortization of intangible assets	300,000	340,749
Goodwill and non-compete write-off	—	4,144,284
	5,979,562	10,382,746
Operating loss	(1,885,760)	(12,216,877)

OTHER (EXPENSES) INCOME
Interest expense, net	(854,919)	(775,020)
Other income, net	171,475	7,711
Loss before income taxes	(2,569,204)	(12,984,186)
INCOME TAXES	—	—
NET LOSS	(2,569,204)	(12,984,186)

Dividends on 8% convertible redeemable preferred stock	(28,056)	(52,000)
Inducement to convert preferred to common shares	(208,591)	—
NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(2,805,851)	$(13,036,186)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.39)	$(1.84)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – BASIC AND DILUTED	7,177,189	7,097,789

The accompanying notes are an integral part of these consolidated financial statements.

ACRODYNE COMMUNICATIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2001 (UNAUDITED) AND 2000 (AUDITED)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
BALANCE AT DECEMBER 31, 1999	6,500	$6,500	6,906,161	$69,062	$21,019,028	$(19,098,774)	$1,995,816
Lease and loan guarantee payable in stock (Note 7)	—	—	—	—	305,500	—	305,500
Exercise of warrants	—	—	75,000	750	224,250	—	225,000
Dividends on preferred stock	—	—	—	—	(52,000)	—	(52,000)
Net loss	—	—	—	—	—	(12,984,186)	(12,984,186)
BALANCE AT DECEMBER 31, 2000	6,500	$6,500	6,981,161	$69,812	$21,496,778	$(32,082,960)	(10,509,870)

Warrants issued to settle lawsuit	—	—	—	—	336,000	—	336,000
Conversion of Preferred to common stock	(6,500)	(6,500)	189,410	1,894	4,606	—	—
Stock dividend	—	—	28,339	283	27,773	(28,056)	—
Inducement to convert preferred to common stock	—	—	210,698	2,107	206,484	(208,591)	—
Net loss	—	—	—	—	—	(2,569,204)	(2,569,204)
BALANCE AT DECEMBER 31,
2001	—	$—	7,409,608	$74,096	$22,071,641	$(34,888,811)	$(12,743,074)

The accompanying notes are an integral part of these consolidated financial statements.

ACRODYNE COMMUNICATIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2001	2000
	(unaudited)	(audited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,569,204)	$(12,984,186)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	708,560	654,471
Issuance of warrants for legal proceedings	336,000	—
Provision for lease and loan guarantee	—	305,500
Provision for bad debts	78,903	341,483
Write-off of goodwill and non-compete agreement	—	4,144,284
Changes in assets and liabilities:
Accounts receivable	(601,466)	(84,440)
Inventories	1,005,375	912,662
Prepaid and other current assets	514,124	9,029
Accounts payable	209,677	(64,653)
Accrued expenses and other liabilities	559,750	1,498,861
Deferred revenue	(2,275,982)	1,471,173
Customer advances	(1,843,435)	1,489,468
Net cash used in operating activities	(3,877,698)	(2,306,348)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(29,603)	(117,799)
Sale (purchase) of short-term investment	—	200,000
Net cash (used in) provided by investing activities	(29,603)	82,201

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance and exercise of warrants	—	225,000
Borrowings (Repayments) under line of credit	3,838,029	(454,651)
Borrowings under debenture	—	2,000,000
Capital lease (repayments)	—	(72,193)
Preferred dividends	—	(52,000)
Net cash provided by financing activities	3,838,029	1,646,156

Net decrease in cash and cash equivalents	(69,272)	(577,991)
Cash and cash equivalents at beginning of year	86,959	664,950
CASH AND CASH EQUIVALENTS AT END OF YEAR	$17,687	$86,959

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$168,173
Property and Equipment acquired through capital leases	$—	$3,776,667
Dividends paid in Company Stock	$28,056	$—
Funding of Capital Lease – related party	$136,977	$—

The accompanying notes are an integral part of these consolidated financial statements.

ACRODYNE COMMUNICATIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001 (UNAUDITED) AND 2000 (AUDITED)

1.             BACKGROUND:

Organization

Acrodyne Holdings, Inc. (the “Company”), a Delaware corporation, was formed in May 1991. In 1995, the Company changed its name to Acrodyne Communications, Inc.  The Company operates in one industry segment – the design, manufacture and marketing of television broadcast transmitters, which are sold in the United States and internationally.

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

Since the acquisition of Acrodyne Industries in 1994, the Company has incurred significant losses including net losses of $2,569,204 and $12,984,186 in 2001 and 2000, respectively.  In addition, the Company has generated operating cash flow deficits of $3,877,698 and $2,306,348 in 2001 and 2000, respectively.  These losses and cash flow deficits have been funded primarily with proceeds from the sale of equity securities, borrowings, and customer advances.  Sinclair purchased and exercised warrants for $225,000 in 2000 and provides a $2,000,000 subordinated debenture and the Company’s Credit Facility (see Note 6).  As of December 31, 2001, Sinclair owned 32.6% of the Company’s common stock and has warrants to purchase 8,644,225 additional shares (see Notes 7 and 9), which represented 60.4% of the Company on a fully diluted basis.

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

The Company is currently exploring options available to it to raise capital.  Among the options is a potential recapitalization of the Company by Sinclair.  Under terms of the proposed recapitalization, which has yet to be executed, Sinclair would receive additional common stock in exchange for forgiveness of certain amounts owed to Sinclair by the Company and would cancel certain existing warrants and receive additional warrants as part of a new secured line of credit.  As a result of this transaction, Sinclair would own approximately 80% of the Company. In addition, Sinclair has orally committed to purchase all of its UHF transmitter requirements from the Company.

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The following summarizes the significant accounting policies employed by the Company in preparation of its consolidated financial statements:

Consolidation

The financial statements include the accounts of the Company and its wholly owned subsidiary, Acrodyne Industries. All inter company transactions and balances are eliminated in consolidation.  Certain prior year amounts have been reclassified to conform to current year presentation.

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

Revenue Recognition

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements.”  SAB No. 101 summarizes the staff’s views in applying generally accepted accounting principles to selected revenue recognition issues.  Guidance is provided with respect to the recognition, presentation and disclosure of revenue in the financial statements. The Company implemented the provisions of SAB 101 in the fourth quarter of 2000, retroactive to January 1, 2000.  Effective January 1, 2000, the Company changed its method of accounting for transmitter sales such that the Company recognizes revenue from the sale of transmitters when title and risks of ownership are transferred to the customer, which generally occurs upon shipment or customer pick-up of the equipment or completion of the installation process if the Company is obligated to perform the installation.  Effective January 1, 2001, the Company changed its business practice with respect to installations, which are now separately negotiated.  For those customers which engaged the Company to install the equipment they have purchased, the Company subcontracts those services to a third party under the supervision of company technical personnel.  Installation revenue is recognized when the service is complete.

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

Fair Value of Financial Instruments

The Company’s consolidated financial instruments include cash and cash equivalents, short-term investments, accounts receivable, capital leases and debt. The fair value of cash and cash equivalents, short-term investments and accounts receivable approximate their recorded book values as of December 31, 2001 and 2000.  Because of the uncertainty regarding the Company described in Note 1, it is not practical to estimate the fair value of the capital leases and debt.

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

3.             INVENTORIES:

Inventories consist of the following:

	December 31,
	2001	2000
	(unaudited)	(audited)
Raw materials	$2,192,096	$2,158,035
Work-in-process	449,742	139,523
Finished goods	116,110	1,506,022
Total Inventory	2,757,948	3,803,580
Allowance for obsolete inventory	(1,476,436)	(1,516,693)
Inventory, net	$1,281,512	$2,286,887

4.             PROPERTY AND EQUIPMENT:

Property and equipment consist of the following:

	December 31,
	2001	2000
	(unaudited)	(audited)
Test equipment	$690,273	$692,098
Machinery and equipment	52,755	63,522
Office furniture and equipment	436,866	398,606
Automobile	—	19,577
Building lease /leasehold improvements	3,781,167	3,781,167
Purchased computer software	120,646	116,711
	5,081,707	5,071,681
Accumulated depreciation and amortization	(1,309,738)	(920,755)
	$3,771,969	$4,150,926

Depreciation and amortization expense amounted to $708,560 and $313,722 for the years ended December 31, 2001 and 2000, respectively.

The Company moved into a new facility in November 2000. This facility is subleased from Sinclair and is capitalized at $3,776,667. Amortization expense was $258,201 in 2001 and $41,963 in 2000.  The net book value of the capital lease at December 31, 2001 and 2000 is $3,476,503 and $3,734,704, respectively.  The lease term is fifteen years with two renewable five-year periods (see note 10).

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

6.             DEBT:

The line of credit, subordinated debenture and capital lease obligations (test equipment and property) consist of the following:

	December 31,
	2001	2000
	(unaudited)	(audited)
Line of credit (Note 9)	$5,133,759	$1,158,753
Subordinated debenture with Sinclair Broadcast Group, Inc.	2,000,000	2,000,000
Capital lease obligations (Note 10)	3,874,465	3,786,442
	$11,008,224	$6,945,195
Current portion	(7,250,238)	(3,168,247)
	$3,757,986	$3,776,948

The line of credit and the subordinated debenture are due on demand.

In September 1999, the Company entered into a new credit facility (the “Credit Facility”) with PNC Bank, N.A. that provided for a $2,500,000 line of credit. The Credit Facility bore interest at LIBOR plus 200 basis points (3.88% at December 31, 2001 and 8.56% at December 31, 2000) and replaced a prior $2,000,000 line of credit facility maintained with another bank. The Credit Facility was collateralized by all personal property of the Company and was guaranteed by Sinclair. The Credit Facility, which expired on July 31, 2000, was extended to October 31, 2000. The Company was obligated to maintain minimum tangible net worth, as defined, of $4,500,000. As of December 31, 1999, the Company was not in compliance with terms of the Credit Facility with respect to minimum tangible net worth. The Company had obtained a waiver for the 1999 event of default.  The Company was not in compliance with terms of the credit facility as of September 30, 2000.  Effective October 31, 2000, the minimum tangible net worth requirement was eliminated.  In November 2000, Sinclair purchased the Credit Facility and assumed all rights of the bank (see Note 9).  At December 31, 2001 and 2000, the borrowing on this credit facility was $1,158,753.  On April 27, 2001, we entered into an additional $4,000,000 line of  credit facility with Sinclair.   This line of credit requires monthly interest-only payments at a fixed rate of interest of 12% per annum and matures upon demand by Sinclair.  The weighted-average interest rate and total interest expense related to the lines of credit during 2001 were 12.0% and $190,295 respectively, and during 2000 were 8.3% and $111,226, respectively.  Average borrowings related to the Credit Facility during 2001 and 2000 were $1,559,848 and $1,343,304, respectively.  The maximum amount borrowed under both facilities was approximately $5,133,759 in 2001 and $1,600,000 in 2000.  The amount available under the Credit Facility at December 31, 2001 was $24,994 on the $4,000,000 line.

During March 2000, the Company entered into a subordinated debenture agreement (the “Debenture”) with Sinclair. Under the terms of the Debenture, the Company may borrow up to $2,000,000 at an interest rate of 10.5%. The first payment of interest shall be made April 1, 2000 and on a monthly basis thereafter.  Principal is payable upon demand of Sinclair. Further, Sinclair has the right, at any time, to convert all, but not less than all, of the principal owed to Sinclair into the Company’s common stock at $3.45 per share.  As of December 31, 2001 and 2000, the Company had borrowed $2,000,000 under the terms of this arrangement.  During 2001 and 2000, the Company recorded $210,000 of interest due under the Debenture Agreement.

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

In 2000, on the anniversary dates of the above agreements, the Company was obligated to issue additional shares to compensate Sinclair for its guarantees. In the fourth quarter of 2000, 589,506 shares were obligated to be issued with a fair value of $305,500. This amount was recorded as an addition to Additional Paid-in Capital and was considered outstanding for the purposes of the basic earnings per share calculation in 2000.

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

	December 31,
	2001	2000
	(unaudited)	(audited)
Net loss applicable to common shareholders:
As reported	$(2,805,851)	$(13,036,186)
Pro forma	(2,812,126)	(12,756,768)

Net loss per common share (basic and diluted):
As reported	$(0.39)	$(1.84)
Pro forma	(0.38)	(1.80)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model using the following parameters: 89% volatility, 6.7% risk-free rate of return, 0% dividend yield and five to seven year option life.

A summary of the awards under the Company’s stock option plans during the years ended December 31, 2001 and 2000 is presented below:

	December 31, 2001		December 31, 2000
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(unaudited)		(audited)
Outstanding at the beginning of year–	1,153,800	$2.59	1,165,000	$3.03
Granted	—	—	641,300	2.61
Exercised	—	—	—	—
Rescinded/forfeited	(139,500)	(2.12)	(662,500)	(3.34)

Outstanding at year end	1,014,300	$2.73	1,143,800	$2.59

Options exercisable at year end	542,500	$2.55	517,500	$2.54
Weighted average fair value of options granted during the year	—	N/A	—	$1.61

Options to purchase 502,500 of common stock were outstanding during 2001.  They were not included in the computation of the loss per share because the average exercise price was higher than the average market price of the stock and would be considered anti- dilutive.

8.                                      INCOME TAXES:

The provision for income taxes differs from the amount computed using the federal income tax rate as follows:

	December 31,
	2001	2000
	(unaudited)	(audited)
Income tax benefit at statutory federal rates	$(943,581)	$(4,544,465)
State tax benefit, net of federal tax benefit	(151,305)	(499,887)
Goodwill amortization and write-off	—	1,364,723
Other permanent differences	22,400	13,039
Increase in valuation allowance	1,072,489	3,666,590
	$—	$—

The components of the net deferred income tax asset (liability) are as follows:

	December 31,
	2001	2000
	(unaudited)	(audited)
Deferred tax assets:
Tax loss carryforwards (tax basis)	$10,197,616	$9,118,430
Allowance for doubtful accounts	200,000	155,596
Non-compete agreement	411,753	411,753
Inventory	795,962	812,065
Other deferred tax assets	19,794	54,792
Net deferred tax assets	$11,625,125	10,552,636
Valuation allowance	(11,625,125)	(10,552,636)
	$—	$—

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

In the year ended December 31, 2000, the Company accrued additional interest expense related to the guarantee agreement of $235,500.  In November 2000, Sinclair purchased the credit facility discussed in Note 6 and assumed all rights of the bank.  Sinclair filed the UCC liens against the Company’s personal property, which eliminated the Sinclair guaranty.

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

Sales made to Sinclair during 2001 and 2000 totaled $8,795,294 and $2,591,364, respectively.  The Company sells these products to Sinclair at prices which approximate fair market value.  The following amounts are included in the consolidated balance sheets at year end in connection with trade transactions with Sinclair:

	December 31,
	2001	2000
	(unaudited)	(audited)
Receivables	$1,081,028	$183,461
Customer advances	1,864,123	3,417,245
Deferred revenue	0	445,650

See Note 1 regarding a proposed Recapitalization Plan involving Sinclair.

10.                               COMMITMENTS AND CONTINGENCIES (UNAUDITED):

During September 1999, the Company entered into a sublease agreement with Sinclair (see Note 9) for the lease of its headquarters and manufacturing facility, which was occupied during November 2000.  Rent expense was $4,502 and $278,822 for the years ended December 31, 2001 and 2000, respectively.  Minimum lease payments due under capital leases are as follows:

2002	$416,374
2003	427,553
2004	448,103
2005	505,342
2006	518,779
2007 and thereafter	5,331,485
$7,647,636
Less – amount representing interest	3,773,171
Present value of obligation	3,874,465
Less – current portion	116,478
Non-current obligations under capital leases	$3,757,987

Future minimum lease payments under non-cancelable operating leases are as follows:

2002	$23,071
2003	23,071
2004	23,071
2005	23,071
2006	—
$92,284

11.          LEGAL PROCEEDINGS (UNAUDITED):

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

The SEC is currently conducting an investigation of the facts and circumstances that required the company’s financial statements and filings to be restated for the year ending 1999 and the first two quarters of 2000.  Acrodyne has not been charged with any wrongdoing,  is cooperating fully with the investigation, and has supplied documents to assist in the SEC investigation.  Several former employees, a current employee of the company, as well as a Sinclair employee have been subpoenaed and testified before attorneys for the SEC.  The duration, facts, and outcome of the investigation can not be estimated by the company at this time.

12.          SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Year ended December 31, 2001
	Net Sales	Gross Profit (Loss)	Net Income(Loss)	Basic and Diluted Net Income (Loss) Per Share
1st Quarter	$2,226,178	$242,787	$(1,431,943)	$(0.21)
2nd Quarter	672,334	(79,165)	(1,879,220)	(0.27)
3rd Quarter	4,740,062	1,683,528	546,887	0.07
4th Quarter	6,256,687	2,246,652	195,072	0.03
Total	$13,895,261	$4,093,802	$(2,569,204)	$(0.39)

	Year ended December 31, 2000
	Net Sales	Gross Loss	Net Loss	Basic and Diluted Net Loss Per Share
1st Quarter(Loss)	$2,224,060	$(187,851)	$(1,457,464)	$(0.21)
2nd Quarter	954,205	(100,869)	(1,757,463)	(0.25)
3rd Quarter	1,805,406	(1,316,174)	(7,356,063)	(1.06)
4th Quarter	1,912,158	(229,237)	(2,413,206)	(0.35)
Total	$6,895,829	$(1,834,131)	$(12,984,196)	$(1.84)

SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES

INDEX TO SCHEDULES

Report of Independent Public Accountants
Schedule II – Valuation and Qualifying Accounts

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

Baltimore, Maryland,
February 10, 2003

SCHEDULE II

SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002

(in thousands)

Allowance for doubtful accounts in:	Balance at Beginning Of Period	Charged to Cost and Expenses	Charged to Other Accounts (1)	Deductions	Balance at End of Period
2000	5,016	3,494	75	2,676	5,909
2001	5,909	4,259	(69)	3,877	6,222
2002	6,222	2,890	(1,326)	1,840	5,946

(1)           Amount represents allowance for doubtful account balances related to the acquisition of certain television stations and/or the disposition of certain radio stations.