Form 10-K/A
period 2002-12-31
SINCLAIR BROADCAST GROUP INC
filed 2003-05-09
CIK 912752

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

Documents Incorporated by Reference—None

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

        We provide free over-the-air programming to television viewing audiences in the communities we serve through our local television stations. The programming that we provide consists of network produced programs, locally and centrally produced news, local sporting events and syndicated programs. We provide network produced programming during the prime time viewing hours in all but two of our markets, which we re-broadcast pursuant to our agreements with the network with which the station is affiliated. We produce local news in 26 of our markets and we provide national news to many of these markets through our centralized news operation. We provide popular local sporting events at many of our stations by acquiring the local television broadcast rights for these events. Additionally, we purchase syndicated programming from third parties to be shown on our television stations. See "—Operating Strategy" for more information regarding the programming that we provide.

        Our primary source of revenue is the sale of commercial air time on our television stations to our advertising customers. Our objective is to meet the needs of our advertising customers by delivering large audiences in key demographics, primarily the 18 to 49 year old age bracket. Our strategy is to achieve this objective by providing quality local news programming and popular network and syndicated programs to our viewing audience. We attract our national television advertisers through contracts with national marketing representation firms, who communicate the benefits of advertising in our 39 markets to national advertisers. Our local television advertisers are attracted through the efforts of our local sales force, which encourage local advertisers to purchase airtime on our stations in order to sell their products and services to our viewing audience.

        We seek to own multiple television stations in the markets we serve in order to increase revenues and improve margins through increased economies of scale. We have entered into local marketing agreements (LMAs) in nine of our markets where, for a variety of reasons, we do not own the broadcast license related to the second station and in one market in which we do not own a television station. Under LMAs, we provide substantial portions of the broadcast programming for airing on another station in the same market as our station and sell advertising time during such program segments for that station. Our strategy for attracting viewers and advertisers for our LMA television stations is essentially the same as for our owned and operated television stations. In order to further improve our margins, we have entered into outsourcing agreements in four of our markets in which our stations are provided, or provide various non-programming related services such as sales, operational and managerial services to or by other stations. See "—Operating Strategy" for more information regarding our LMAs, duopolies and outsourcing agreements.

        We have a mid-size market focus and 47 of our 62 stations are located in television designated market areas (DMAs) that rank between the 13th and 75th largest in the United States. Our television station group is diverse in network affiliation with 20 stations affiliated with FOX, 19 with The WB, eight with ABC, six with UPN, four with NBC and three with CBS. Two stations are not affiliated with any network.

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

TELEVISION BROADCASTING

Markets and Stations

        We own and operate, provide programming services to, provide sales services to, or have agreed to acquire the following television stations:

Market	Market Rank (a)	Stations	Status(b)	Channel	Affiliation	Number of Commercial Stations in the Market(c)	Station Rank (d)	Digital Broadcast Status(m)	Expiration Date of FCC License
Tampa, Florida	13	WTTA	LMA	38	WB	9	6	D	2/1/05
Minneapolis/St. Paul, Minnesota	14	KMWB	O&O	23	WB	7	6	D	4/1/06
Sacramento, California	19	KOVR	O&O	13	CBS	6	2	D	12/1/06
Pittsburgh, Pennsylvania	21	WPGH WCWB	O&O O&O	53 22	FOX WB	7	4 5	D D	8/1/07 8/1/07
St. Louis, Missouri	22	KDNL	O&O	30	ABC	5	5	D	2/1/06
Baltimore, Maryland	24	WBFF WNUV	O&O LMA	45 54	FOX WB	6	4 5	D D	10/1/04 10/1/04
Raleigh-Durham, North Carolina	29	WLFL WRDC	O&O O&O	22 28	WB UPN	7	6 5	D D	12/1/04 12/1/04
Nashville, Tennessee	30	WZTV WUXP WNAB	O&O O&O OSA(e)	17 30 58	FOX UPN WB	6	4 5 6	D D D	8/1/05 8/1/05 8/1/05
Milwaukee, Wisconsin	31	WCGV WVTV	O&O O&O	24 18	UPN WB	7	5 6	D D	12/1/05 12/1/05
Cincinnati, Ohio	32	WSTR	O&O	64	WB	6	5	D	10/1/05
Kansas City, Missouri	33	KSMO	O&O	62	WB	7	5	D	2/1/06
Columbus, Ohio	34	WSYX WTTE	O&O LMA	6 28	ABC FOX	5	4 3	D D	10/1/05 10/1/05
Asheville, North Carolina and Greenville/Spartanburg/ Anderson, South Carolina	35	WBSC WLOS	LMA (f) O&O	40 13	WB ABC	7	6 3	D D	12/1/04 12/1/04
San Antonio, Texas	37	KABB KRRT	O&O O&O	29 35	FOX WB	7	4 5	D D	8/1/06 8/1/06
Birmingham, Alabama	40	WTTO WABM WDBB	O&O O&O LMA (g)	21 68 17	WB UPN WB	7	5 6 5	D D D	4/1/05 4/1/05 4/1/05
Norfolk, Virginia	41	WTVZ	O&O	33	WB	7	6	D	10/1/04
Buffalo, New York	44	WUTV WNYO	O&O O&O	29 49	FOX WB	6	4 5	P P	6/1/07 6/1/07
Oklahoma City, Oklahoma	45	KOCB KOKH	O&O O&O	34 25	WB FOX	8	5 4	D D	6/1/06 6/1/06
Greensboro/Winston-Salem/ Highpoint, North Carolina	46	WXLV WUPN	O&O O&O	45 48	ABC UPN	7	4 6	D D	12/1/04 12/1/04
Las Vegas, Nevada	52	KVWB KFBT	O&O O&O	21 33	WB IND (h)	7	5 7	D D	10/1/06 10/1/06
Dayton, Ohio	58	WKEF WRGT	O&O LMA	22 45	NBC FOX	6	3 4	D D	10/1/05 10/1/05
Richmond, Virginia	59	WRLH	O&O	35	FOX	5	4	D	10/1/04
Charleston and Huntington, West Virginia	61	WCHS WVAH	O&O LMA	8 11	ABC FOX	5	3 4	D D	10/1/04 10/1/04
Mobile, Alabama and Pensacola, Florida	62	WEAR WFGX	O&O LMA	3 35	ABC IND (h)	7	4 7	D P	2/1/05 2/1/05
Flint/Saginaw/Bay City, Michigan	64	WSMH	O&O	66	FOX	4	4	P	10/1/05
Lexington, Kentucky	65	WDKY	O&O	56	FOX	5	4	D	8/1/05
Des Moines, Iowa	72	KDSM	O&O	17	FOX	5	4	D	2/1/06
Cape Girardeau, Missouri/ Paducah, Kentucky	75	KBSI WDKA	O&O LMA	23 49	FOX WB	5	4 5	D D	2/1/06 8/1/05
Portland, Maine	76	WGME	O&O	13	CBS	5	2	D	4/1/07
Rochester, New York	77	WUHF	O&O	31	FOX	5	4	P	6/1/07
Syracuse, New York	80	WSYT WNYS	O&O LMA	68 43	FOX WB	5	4 5	D P	6/1/07 6/1/07
Springfield/Champaign, Illinois	82	WICS WICD	O&O O&O	20 15	NBC NBC	6	2 2 (i)	D D	12/1/05 12/1/05
Madison, Wisconsin	86	WMSN	O&O	47	FOX	5	4	D	12/1/05
Cedar Rapids, Iowa	88	KGAN	O&O(j)	2	CBS	5	3	D	2/1/06
Tri-Cities, Tennessee	90	WEMT	O&O	39	FOX	6	3	D	8/1/05
Charleston, South Carolina	105	WMMP WTAT	O&O LMA	36 24	UPN FOX	5	5 4	D D	12/1/04 12/1/04
Springfield, Massachusetts	106	WGGB	O&O	40	ABC	2	2	D	4/1/07
Tallahassee, Florida	107	WTWC WTXL	O&O OSA(k)	40 27	NBC ABC	5	3 2	D D	2/1/05 2/1/05
Peoria/Bloomington, Illinois	117	WYZZ	O&O(l)	43	FOX	5	4	D	12/1/05

(a)
Rankings are based on the relative size of a station's designated market area (DMA) among the 210 generally recognized DMAs in the United States as estimated by Nielsen as of February 2003.

(b)
"O & O" refers to stations that we own and operate. "LMA" refers to stations to which we provide programming services pursuant to a local marketing agreement. "OSA" refers to stations to which we provide sales services pursuant to outsourcing agreements.

(c)
Represents the estimated number of television stations designated by Nielsen as "local" to the DMA, excluding public television stations and stations that do not meet the minimum Nielsen reporting standards (weekly cumulative audience of at least 0.1%) for the Monday-Sunday, 7:00 a.m. to 1:00 a.m. time period as of February 2003.

(d)
The rank of each station in its market is based upon the February 2003 Nielsen estimates of the percentage of persons tuned to each station in the market from 7:00 a.m. to 1:00 a.m., Monday-Sunday.

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

Duopolies allow us to improve our competitive position with respect to a demographic sector and to realize significant economies of scale in marketing, programming, overhead and capital expenditures. We also believe that these arrangements assist stations whose operations may have been marginally profitable to continue to air popular programming and contribute to diversity of programming in their respective DMAs. As a result of the FCC's revision of its duopoly rules to permit the ownership of up to two television stations in a DMA under certain circumstances, we have acquired several stations that we had been programming pursuant to LMAs. We own duopolies in ten markets and operate a second station pursuant to an LMA in nine markets. We currently are permitted under FCC guidelines to establish new duopolies in the Minneapolis, Tampa, and Sacramento markets, if suitable acquisitions can be identified and negotiated under acceptable terms. In certain markets where we currently program stations pursuant to LMAs, the duopoly rules would prevent us from continuing the LMA. We challenged the application of these rules to our stations in the U.S. Court of Appeals for the D.C. Circuit. The Court held that parts of the television duopoly rule were arbitrary and capricious and remanded the rule to the FCC for further consideration. The FCC has commenced a broad-based rulemaking proceeding to review all the broadcast multiple ownership rules. See "Risk Factors—The FCC's multiple ownership rules limit our ability to operate multiple television stations and may result in a reduction in our revenue or prevent us from reducing costs. Changes in these rules may threaten our existing strategic approach to certain television markets."

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

        Strategic Realignment of Station Portfolio.    In anticipation of the possibility of deregulation of the television ownership rules, including changes in the national ownership cap, the duopoly "eight voices test", and newspaper/television cross-ownership rules as well as the recent court decision vacating the cable/television cross-ownership rules, we are re-examining our television station group portfolio. Our objective is to build our local franchises in the markets we deem strategic and to divest or swap our non-strategic stations. In order to achieve our objective and to prepare us for the expected rule changes, we have retained Bear, Stearns & Co. Inc. to review our television station group make-up, advise us on market opportunities which could strengthen our competitive position, make recommendations on markets we should exit, if any, and bring together potential sellers and buyers. In connection with this process, we routinely review and conduct investigations of potential television station acquisitions, dispositions and station swaps. At any given time, we may be in discussions with one or more station owners. On July 24, 2002, we completed the sale of the television station WTTV-TV in Bloomington, Indiana and its satellite station, WTTK-TV in Kokomo, Indiana to a third party. We previously entered into an agreement with a third party to purchase certain non-license television broadcast assets of WNAB-TV in Nashville, Tennsessee. We have made a non-refundable deposit against the purchase price of the put or call option on such non-license assets in return for a reduction in the monthly fees we pay pursuant to our outsourcing agreement with the third party owner of WNAB-TV. We are also providing a financial incentive in the form of broadcast cash flow sharing with the third party owner. At this time, we have not otherwise entered into any agreements or understandings with respect to any transaction and there can be no assurance that any transactions will be completed. See "Risk Factors—The FCC's multiple ownership rules limit our ability to operate multiple television stations and may result in a reduction in our revenue or prevent us from reducing costs. Changes in these rules may threaten our existing strategic approach to certain television markets."

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

    Signal quality issues.    Our tests have indicated that the digital standard mandated by the FCC, 8-level vestigial sideband (8-VSB), is currently unable to provide for reliable reception of a DTV signal through a simple indoor antenna. Absent improvements in DTV receivers, or an

    FCC ruling allowing us to use an alternative standard, continued reliance on the 8-VSB digital standard may not allow us to provide the same reception coverage with our digital signals as we can with our current analog signals. Futhermore, the FCC generally has made available much higher power allocations to digital stations that will replace stations on existing channels 2 through 13 than digital stations that will replace existing channels 14 through 69. The majority of our analog facilities operate between channels 14 through 69. This power disparity could put us at a disadvantage to our competitors that now operate on channels 2 through 13.

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

STATEMENT OF OPERATIONS DATA

(dollars in thousands, except per share data)

	Years Ended December 31,
	2002	2001	2000	1999	1998
Statement of Operations Data:
Net broadcast revenues(a)	$670,534	$623,837	$699,422	$643,088	$537,793
Barter revenues	60,911	53,889	54,595	60,052	55,276
Other revenues	4,344	6,925	4,494	—	—

Total revenues	735,789	684,651	758,511	703,140	593,069
Station production expenses	140,060	142,696	149,048	140,651	106,206
Station selling, general and administrative expenses	149,399	149,048	149,464	116,795	90,393
Expenses from barter arrangements	54,567	48,159	48,543	54,463	49,805
Depreciation and amortization(b)(c)	185,939	260,526	230,889	204,612	158,653
Corporate general and administrative expenses	19,795	19,750	22,305	18,646	16,593
Stock-based compensation	1,399	1,559	1,762	2,467	2,873
Impairment and write down charge of long-lived assets	—	16,075	—	—	—
Restructuring costs	—	3,700	—	—	—
Contract termination costs	—	5,135	—	—	—
Cumulative adjustment for change in assets held for sale	—	—	619	—	—

Operating income	184,630	38,003	155,881	165,506	168,546
Interest expense(c)	(126,500)	(143,574)	(152,219)	(181,569)	(141,704)
Subsidiary trust minority interest expense(d)	(23,890)	(23,890)	(23,890)	(23,890)	(23,923)
Gain (loss) on sale of broadcast assets	(478)	204	—	(418)	1,232
Unrealized (loss) gain on derivative instrument	(30,939)	(32,220)	(296)	15,747	(9,050)
Loss related to investments	(1,189)	(7,616)	(16,764)	—	—
Interest and other income	3,585	3,758	2,812	3,082	6,631

Income (loss) before income taxes	5,219	(165,335)	(34,476)	(21,542)	1,732
(Provision) benefit for income taxes	(1,369)	51,875	(3,355)	(23,281)	(30,811)

Income (loss) from continuing operations	3,850	(113,460)	(37,831)	(44,823)	(29,079)
Discontinued Operations:
Income (loss) from discontinued operations, net of related income taxes	372	(52)	6,932	20,235	16,980
Gain on sale of broadcast assets, net of related income taxes	7,519	—	108,264	192,372	6,282
Extraordinary item:
Loss on early extinguishment of debt, net of related income taxes	(9,831)	(14,210)	—	—	(11,063)
Cumulative adjustment for change in accounting principle net of related income taxes	(566,404)	—	—	—	—

Net (loss) income	$(564,494)	$(127,722)	$77,365	$167,784	$(16,880)

Net (loss) income available to common Shareholders	$(574,844)	$(138,072)	$67,015	$157,434	$(27,230)

Per Share Data:
Basic loss per share from continuing operations	$(0.08)	$(1.47)	$(0.53)	$(0.57)	$(0.42)
Basic earnings per share from discontinued operations	$0.09	—	$1.26	$2.20	$0.25
Basic loss per share from extraordinary item	$(0.12)	$(0.17)	—	—	$(0.12)
Basic loss per share from cumulative effect of accounting change	$(6.64)	—	—	—	—
Basic net income (loss) per share	$(6.74)	$(1.64)	$0.73	$1.63	$(0.29)
Diluted loss per share from continuing operations	$(0.08)	$(1.47)	$(0.53)	$(0.57)	$(0.42)
Diluted earnings per share from discontinued operations	$0.09	—	$1.26	$2.20	$0.25
Diluted loss per share from extraordinary item	$(0.12)	$(0.17)	—	—	$(0.12)
Diluted loss per share from cumulative effect of accounting change	$(6.64)	—	—	—	—
Diluted net income (loss) per share	$(6.74)	$(1.64)	$0.73	$1.63	$(0.29)
Balance Sheet Data:
Cash and cash equivalents	$5,327	$32,063	$4,091	$16,408	$3,268
Total assets	$2,606,773	$3,289,426	$3,400,640	$3,619,510	$3,852,752
Total debt(e)	$1,551,970	$1,685,630	$1,616,426	$1,792,339	$2,327,221
HYTOPS(f)	$200,000	$200,000	$200,000	$200,000	$200,000
Total stockholders' equity	$211,180	$771,960	$912,530	$974,917	$816,043

(a)
"Net broadcast revenues" are defined as broadcast revenues net of agency commissions.

(b)
Depreciation and amortization includes amortization of program contract costs and net realizable value adjustments, depreciation and amortization of property and equipment, and amortization of acquired intangible broadcasting assets, other assets and costs related to excess syndicated programming.

(c)
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

(d)
Subsidiary trust minority interest expense represents the distributions on the HYTOPS and amortization of deferred finance costs. See footnote (f).

(e)
"Total debt" is defined as long-term debt, net of unamortized discount, and capital lease obligations, including the current portion thereof. Total debt does not include the HYTOPS or our preferred stock.

(f)
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

        Income Taxes.    We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. A valuation allowance has been provided for deferred tax assets relating to various state net operating loss ("NOL") carryforwards based on historical taxable income, projected future taxable income and the expected timing of the reversals of existing temporary differences. Although realization is not assured for the remaining deferred tax assets, we believe that it is more likely than not that they will be realized through future taxable earnings or alternative tax strategies. If we are unable to generate sufficient taxable income, if there is a material change in our projected future taxable income, or if there is a change in the ability to utilize the state NOL carryforwards due to changes in state laws, we will make any necessary adjustments to the valuation allowance. This may result in a substantial increase in our effective tax rate and a material adverse impact on our operating results.

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

OPERATING DATA

(dollars in thousands)

	Years ended December 31,
	2002	2001	2000
Net broadcast revenue	$670,534	$623,837	$699,422
Barter revenue	60,911	53,889	54,595
Other revenue	4,344	6,925	4,494

Total revenue	735,789	684,651	758,511
Station production expenses	140,060	142,696	149,048
Station selling, general and administrative expenses	149,399	149,048	149,464
Expenses from barter arrangements	54,567	48,159	48,543
Depreciation and amortization	185,939	260,526	230,889
Corporate general and administrative expenses	19,795	19,750	22,305
Stock-based compensation	1,399	1,559	1,762
Impairment and write down charge of long-lived assets	—	16,075	—
Restructuring costs	—	3,700	—
Contract termination costs	—	5,135	—
Cumulative adjustment for change in assets held for sale	—	—	619

Operating income	$184,630	$38,003	$155,881

Cumulative effect of change in accounting principle	$(566,404)	$—	$—

Net income (loss)	$(564,494)	$(127,722)	$77,365

Net income (loss) available to common shareholders	$(574,844)	$(138,072)	$67,015

Results of Operations

Years Ended December 31, 2002 and 2001

        During 2002, we continued to see strengthening in our broadcast business even without regard to the significant inflow of political advertising revenues. Net broadcast revenues, excluding political, grew despite the economy not being in a full recovery and a threat of war looming. The growth came from both the local and national markets. Throughout 2002, our quarterly revenues, excluding political, grew at successively higher growth rates. During 2003, we expect our revenue, excluding political, to grow in the low single digits on a year over year basis. During 2003, we will continue to roll-out our News Central product with the goal of capturing a larger share of 2004 political revenues and to further drive our stations' competitive positions and grow market share. We will also focus on increasing our sales efforts to convert non-traditional television advertisers to our television stations, primarily through our direct mail promotion campaign. We await the FCC's industry deregulation decisions and expect to participate in potential ensuing transactions. In addition to strengthening our television portfolio, we will continue to evaluate our capital structure and how best to utilize our cash flow.

        Net loss available to shareholders for the year ended December 31, 2002 was $574.8 million or net loss of $6.74 per share compared to net loss of $138.1 million or loss of $1.64 per share for the year ended December 31, 2001. The net loss for the year ended December 31, 2002 was largely the result of the cumulative effect of change in accounting principle of $566.4 million net of taxes.

        As a result of adopting SFAS No. 142, we recorded an impairment charge of $566.4 million related to our broadcast licenses and goodwill reflected as a cumulative effect of a change in accounting principle on our consolidated statement of operations, net of the related tax benefit of $30.4 million during the first quarter 2002. This was a non-cash charge which had no effect on our liquidity or capital resources currently or prospectively. Without this charge, our net loss available to shareholders during the year ended December 31, 2002 would have been $8.4 million. (See "Note 1, Summary of Significant Accounting Policies, Recent Accounting Pronouncements," and "—Risk Factors—We have lost money in three of the last five years and may continue to do so indefinitely, which may impair our ability to pay our debt obligations" for further explanation.)

        Net broadcast revenues increased to $670.5 million for the year ended December 31, 2002 from $623.8 million for the year ended December 31, 2001, or 7.5%. The year ending December 31, 2002 was positively impacted by higher advertising revenues generated from the political, automotive, services, restaurants, home products, schools, and beer/wine, offset by weakness in the fast food and soft drink sectors. During the year ended December 31, 2002, national revenues increased to $271.9 million, or 7.0%, from $254.0 million during 2001. National political revenues increased $19.1 million, or 1,888.0%. During the year ended December 31, 2002, local revenues increased to $369.0 million, or 8.3%, from $340.6 million during 2001. Local political revenues increased $6.9 million, or 556.0%, representing 2.0% of the increase in total local revenues. The increase in political revenues was primarily the result of the several primary and general elections during 2002. During the year ended December 31, 2002, we had increased revenue of $6.6 million related to our direct mail initiative, $2.2 million related to the Super Bowl, and $1.0 million related to the Olympics. During the year ended December 31, 2001 we had decreased revenues of $5.4 million related to the terrorist attacks of September 11th.

        National revenues, excluding political revenues, declined $1.3 million to $251.7 million, or 0.5%, during the year ended December 31, 2002 from $253.0 million during the year ended December 31, 2001. Local revenues, excluding political revenues, increased $21.5 million to $360.8 million, or 6.3%, during the year ended December 31, 2002 from $339.3 million during 2001.

        Same station basis is a comparison of only the stations that we owned or provided programming and operating services pursuant to an LMA for both entire years ending December 31, 2002 and 2001. Comparing results on a "same stations basis" enhances the understanding of our business and revenue growth because we are able to disclose our ability to grow revenue at television stations owned and operated during the two most recent fiscal years. This enables us to eliminate the impact of partial year activity of acquisitions and dispositions occurring during the two most recent fiscal years. While reporting actual historical results for all stations owned and operated during the fiscal year is vital to understanding our performance, we believe that it is important to analyze stations owned during the past two fiscal years as a measure of our operating performance. On a same station basis for the year ended December 31, 2002, national revenues including political revenues increased $17.2 million, or 6.8%, and local sales increased $29.4 million, or 8.8%, over 2001. The increase in national revenues was primarily due to the increase in political revenues. The increase in local revenues is related to our continued focus on developing a strong local sales force at each of our stations.

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

        Station production expenses decreased $2.6 million to $140.1 million for the year ended December 31, 2002 from $142.7 million for the year ended December 31, 2001. The decrease in operating costs related to a decrease of $6.5 million related to our LMA fees, due to the acquisition of 15 television broadcast licenses during the three months ended March 31, 2002. Our results of operations from LMA stations are typically lower than they would have been if we had owned the televisions stations. The results of operations of our LMA stations are lower because of higher programming and production expenses due to the incurrence of the LMA fees. We cannot currently expand the number of stations that we operate pursuant to LMAs nor can we acquire such stations because of current FCC regulations (See "Business—Federal Regulation of Television Broadcasting—Local Marketing Agreements). News costs decreased by $3.5 million related to the discontinuation of news at our stations KDNL-TV, St. Louis, Missouri and WXLV-TV, Winston-Salem, North Carolina. In addition, other miscellaneous production expense decreased by $0.4 million. These decreases were offset by increases of $2.1 million in engineering costs, $1.7 million related to music license fees, $1.5 million in programming fees related to increased costs for affiliate agreements, $1.3 million in rating service fees, and $1.2 million related to increased promotional spending during the May Sweeps.

        Station selling, general and administrative expenses increased $0.4 million to $149.4 million for the year ended December 31, 2002 from $149.0 million for the year ended December 31, 2001. Sales commissions increased by $3.3 million as a result of improved sales. This increase was offset by decreases of $1.6 million related to a decrease in national representation commissions, $1.2 million related to a reduction in bad debt expense, and $0.1 million related to traffic costs.

        Corporate general and administrative expenses were $19.8 million for each of the years ended December 31, 2002 and 2001. Corporate general and administrative expense represents the cost to operate our corporate headquarters location. Such costs include corporate departmental salaries, bonuses and fringe benefits, officers' life insurance, rent, telephone, consulting fees, legal and accounting fees and director fees. Corporate departments include executive committee, treasury, finance and accounting, human resources, technology, corporate relations, legal, sales, operations, purchasing and centralized news.

        Depreciation and amortization decreased $74.6 million to $185.9 million for the year ended December 31, 2002 from $260.5 million for the year ended December 31, 2001. The decrease in depreciation and amortization for the year ended December 31, 2002 as compared to the year ended December 31, 2001 was related to the adoption of SFAS No. 142 which resulted in the discontinuation of amortization of our goodwill and broadcast licenses. Amortization of intangible assets decreased by $93.0 million, offset by an increase aggregating $15.0 million related to amortization of our program contract costs and net realizable value adjustments related to our addition of new programming primarily consisting of Dharma & Greg and Will & Grace as well as write downs primarily related to additional seasons for Frasier, Drew Carey, Spin City, Just Shoot Me, and Third Rock from the Sun and an increase in fixed asset depreciation of $3.4 million related to our property additions, primarily resulting from our digital television conversion.

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

        Operating income increased $146.6 million to $184.6 million for the year ended December 31, 2002 from $38.0 million for the year ended December 31, 2001, or 385.8%. The net increase in operating income for the year ended December 31, 2002 as compared to the year ended December 31, 2001 was primarily attributable to a decrease in amortization due to the adoption of SFAS No. 142 which resulted in the discontinuation of amortization of our goodwill and FCC licenses offset by an increase in program contract amortization expense and property and equipment depreciation expense as discussed above. Operating income was also affected by a decrease in program and production expenses due to the acquisition of 15 television broadcast licenses resulting in our ability to operate at a cost lower than operating those stations as LMA structures and reduced spending for sweeps promotion due to direct competition from the Olympics. During the year ended December 31, 2001, we incurred a loss of $16.1 million related to a write down charge of long-lived assets. This charge is comprised of goodwill related to our software development company and our station KBSI-TV in Paducah, Kentucky, and a write off of fixed assets which represent the net book value of damaged, obsolete or abandoned property. We also incurred contract termination costs of $5.1 million and restructuring charges of $3.7 million as a result of a voluntary early retirement program and cancellation of local news programs during the year ended December 2001. We did not incur any write-down charge of long-lived assets, contract termination or restructuring charges for the year ended December 31, 2002.

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

        For the year ended December 31, 2002, we reported a $9.8 million extraordinary loss related to the call premium and write-off of deferred financing costs and interest, net of taxes, resulting from the repayment of our $300.0 million Term Loan Facility and 1998 Bank Credit Agreement and the early redemption of our 9% senior subordinated notes due 2007 and our 8.75% senior subordinated notes due 2007.

        For the year ended December 31, 2001, we reported a $14.2 million extraordinary loss related to the call premium and write-off of deferred financing costs and interest, net of taxes, resulting from the early redemption of our 10% senior subordinated notes due 2005, and amendments to our bank credit agreement.

        As a result of the implementation of SFAS No. 133, one of our derivatives does not qualify for special hedge accounting treatment. Therefore, this derivative must be recognized in the balance sheet at fair market value and the changes in fair market value are reflected in earnings. As a result, we recognized $32.2 million of losses during 2001 and $30.9 million of losses during 2002.

Years ended December 31, 2001 and 2000

        Revenue declined $75.6 million for the year ended December 31, 2001 compared to the year ended December 31, 2000. This was primarily the result of decreased advertising expenditures resulting from the economic recession, terrorist acts and increased competition for national advertising. Our sales force continued to aggressively sell, despite the negative environment. This strong sales effort, combined with our focus on the local markets helped us to minimize our revenue declines. We continued to manage our costs during this economic slowdown.

        Net loss available to common shareholders for the year ended December 31, 2001 was $138.1 million or $1.64 per share compared to net income available to common stockholders for the year ended December 31, 2000 of $67.0 million or $0.73 per share. (See "—Risk Factors—We have lost money in three of the last five years and may continue to do so indefinitely, which may impair our ability to pay our debt obligations" for further explanation.)

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

        Station production expenses decreased $6.3 million to $142.7 million for the year ended December 31, 2001 from $149.0 million for the year ended December 31, 2000. Promotional spending decreased $3.8 million, news costs were down $3.4 million and other production costs decreased $1.7 million. These were offset by increases of $1.2 million for rating service costs, $0.9 million for LMA fees and $0.5 million for programming costs.

        Station selling, general and administrative expenses decreased $0.5 million to $149.0 million for the year ended December 31, 2001 from $149.5 million for the year ended December 31, 2000. The decrease in selling, general and administrative costs related to an increase of $1.9 million in general and administrative costs for G1440, $0.7 million for health insurance, and $0.9 million in bad debt expense, and an increase of $0.5 million in traffic costs, offset by a decrease in sales expense of $4.5 million.

        Corporate general and administrative expenses decreased $2.5 million to $19.8 million for the year ended December 31, 2001 from $22.3 million for the year ended December 31, 2000. The decrease of $2.5 million related to decreased salaries. Corporate general and administrative expense represents the cost to operate our corporate headquarters location. Such costs include corporate departmental salaries, bonuses and fringe benefits, officers' life insurance, rent, telephone, consulting fees, legal and accounting fees and director fees. Corporate departments include executive committee, treasury, finance and accounting, human resources, technology, corporate relations, legal, sales, operations, purchasing and centralized news.

        Depreciation and amortization increased $29.6 million to $260.5 million for the year ended December 31, 2001 from $230.9 million for the year ended December 31, 2000. The increase in depreciation and amortization for the year ended December 31, 2001 compared to the year ended December 31, 2000, related to the additions associated with the 2000 acquisitions and program contract additions related to our investment in programming. The program contract amortization increased by $21.1 million, the amortization of intangible assets increased by $7.8 million, and depreciation of fixed assets increased by $0.7 million.

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

        For the year ended December 31, 2001, we reported a $14.2 million extraordinary loss related to the call premium and write-off of deferred financing costs and interest, net of taxes, resulting from the early redemption of our 10% senior subordinated notes due 2005, and amendments to our bank credit agreement.

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

        In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51 (FIN 46). FIN 46 introduces the variable interest consolidation model, which determines control and consolidation based on potential variability in gains and losses of the entity being evaluated for consolidation. We believe that Cunningham Broadcasting is the only entity that would be considered a variable interest entity under FIN 46. We commenced consolidating Cunningham on February 1, 2002; therefore, we do not expect FIN 46 to have a material impact on our financial statements.

Liquidity and Capital Resources

        Our primary source of liquidity is cash provided by operations and availability under our 2002 Bank Credit Agreement. As of December 31, 2002, we had $5.3 million in cash balances and working capital of approximately $88.5 million. We anticipate that cash flow from our operations and revolving credit facility will be sufficient to satisfy our debt service obligations, dividend requirements, capital expenditure requirements and operating cash needs for the next year. There can be no assurance that we will be successful in obtaining the required amount of funds for these items. As of February 14, 2003, we had borrowed $500 million on our Term Loan B Facility and $52.0 million on our revolving credit facility. The remaining balance available under the revolving credit facility was $173.0 million as of February 14, 2003. Our ability to draw down our line of credit is based on pro forma trailing cash flow levels and for the twelve months ended December 31, 2002, we had approximately $173.0 million available of current borrowing capacity under our revolving credit facility.

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

        The guarantors of the registered securities above are 100% owned by the parent and are comprised of certain of our subsidiaries whose guarantees are full and unconditional and joint and several. Those subsidiaries who are not guarantors of the securities (non-guarantors) are minor and our parent company has no independent assets or operations as defined by SEC rules. Neither the parent nor the guarantors have any significant restrictions on their ability to obtain funds from their subsidiaries in the form of dividends or loans.

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

        Net cash flows from operating activities increased to $149.6 million for the year ended December 31, 2002 from $58.9 million for the year ended December 31, 2001. We received income tax refunds net of payments of $44.2 million for the year ended December 31, 2002 as compared to income tax payments, net of refunds of $1.2 million for the year ended December 31, 2001. We made interest payments on outstanding indebtedness and payments for subsidiary trust minority interest expense totaling $142.9 million for the year ended December 31, 2002 as compared to $173.6 million for the year ended December 31, 2001. Program rights payments increased to $106.3 million for the year ended December 31, 2002 from $102.3 million for the year ended December 31, 2001 or 3.9%. This increase in program rights payments was comprised of $8.7 million related to an increase in programming costs on a same station basis, offset by a decrease in payments related to the disposition of WTTV-TV. This increase in program rights payments resulted from our investment to upgrade our television programming.

        Net cash flows from investing activities were $52.8 million for the year ended December 31, 2002 as compared to net cash flows used in investing activities of $33.3 million for the year ended

December 31, 2001. This increase in net cash flows used in investing activities was primarily due to the sale of WTTV broadcast assets and repayments of notes receivable, offset by payments relating to the acquisition of broadcast assets, property and equipment expenditures and equity investments. For the year ended December 31, 2002, we received proceeds of $124.5 million from the sale of WTTV-TV and $0.7 million related to the sale of broadcast assets. During 2002, we made payments for property and equipment of $62.9 million of which $49.6 million, related to digital conversion costs.

        During the year ended December 31, 2002, we made cash payments of $21.2 million for the acquisition of broadcast assets and $25.8 million for the purchase of equity investments. Further discussion related to these acquisitions can be found in Notes 1 and 12 in the Notes to Consolidated Financial Statements. We funded these acquisitions using cash provided by operating activities and borrowings under our Revolving Credit Facility.

        For 2003, we anticipate to incur approximately $92.0 million of capital expenditures, of which $50.0 million relates to the completion of our digital television roll-out, approximately $10.0 million for improvements and $32.0 milllion for the news expansion program. In addition, we anticipate that future requirements for capital expenditures will include capital expenditures incurred during the ordinary course of business and additional strategic station acquisitions and equity investments if suitable investments can be identified on acceptable terms. We expect to fund such capital expenditures with cash generated from operating activities and funding from our Revolving Credit Facility or issuance of securities pursuant to our universal shelf-registration statement described above.

        Net cash flows used in financing activities decreased to $229.2 million for the year ended December 31, 2002 from net cash flows from financing activities of $2.4 million for the year ended December 31, 2001. During the year ended December 31, 2002, we repaid $1.5 billion under the Term Loan Facility and utilized borrowings under the Revolving Credit Facility of $1.3 billion. During the year ended December 31, 2002, we received $21.8 million related to the termination of two of our derivative instruments. During the year ended December 31, 2002, we repaid a net $229.5 million of indebtedness, whereas in the comparable period in 2001, we borrowed a net $43.0 million, offset by repurchases of Class A common stock of $4.4 million and payment of an equity put option premium of $7.7 million during 2001. For the year ended December 31, 2002, we paid $10.4 million of quarterly dividends on our Series D Preferred Stock and $23.3 million of distributions related to HYTOPS and we expect to incur these payments in each of our future quarters. We expect to fund these dividends and distributions with cash generated from operating activities and borrowings under our 2002 Bank Credit Agreement and Revolving Credit Facility.

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

        As a result of adopting SFAS No. 142, during the first quarter 2002, we recorded an impairment charge of $566.4 million related to our broadcast licenses and goodwill reflected as a cumulative effect of a change in accounting principle on our consolidated statement of operations, net of the related tax benefit of $30.4 million. Without this charge, our net loss available to stockholders in the first quarter of 2002 would have been $3.9 million. This was a non-cash charge which had no effect on our liquidity or capital resources currently or prospectively. (See "Note 1, Summary of Significant Accounting Policies, Recent Accounting Pronouncements" in the Notes to Consolidated Financial Statements.)

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

Indebtedness and Other Commitments

        Indebtedness under the bank credit agreement, as amended.    As of December 31, 2002, we owed $552.0 million under the bank credit agreement, as amended, and had a $173.0 million remaining balance available.

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

Summary Disclosures about Contractual Cash Obligations and Commercial Commitments

        The following tables reflect a summary of our contractual cash obligations and other commercial commitments as of December 31, 2002:

	Payments Due by Year
	2003	2004	2005	2006 and thereafter	Total
	(amounts in thousands)
Notes payable, capital leases, and commercial bank financing(1)	$50,683	$54,450	$55,844	$1,841,554	$2,002,531
Notes and capital leases payable to affiliates	6,602	6,643	7,580	33,844	54,669
HYTOPS	23,250	23,250	23,250	274,594	344,344
Fixed rate derivative instrument	34,213	34,213	34,213	14,622	117,261
Operating leases	4,134	3,249	2,839	12,490	22,712
Employment contracts	6,965	2,367	450	42	9,824
Film liability—active	121,396	66,530	45,852	12,276	246,054
Film liability—future(2)	6,457	15,469	9,609	28,377	59,912
Programming services	18,978	8,814	2,914	1,439	32,145
Maintenance and support	4,600	2,343	1,526	916	9,385
Other operating contracts	1,900	1,045	934	3,125	7,004

Total contractual cash obligations	$279,178	$218,373	$185,011	$2,223,279	$2,905,841

	2003	2004	2005	2006 and thereafter	Total Amounts Committed
	(amounts in thousands)
Other Commercial Commitments
Letters of credit	$82	$82	$82	$817	$1,063
Guarantees	115	119	122	31	387
Investments(3)	10,015	—	—	—	10,015
Network affiliation agreements	12,041	12,358	6,972	2,847	34,218
Purchase options(4)	—	—	13,250	9,000	22,250
LMA payments(5)	5,589	5,589	3,471	5,258	19,907

Total other commercial commitments	$27,842	$18,148	$23,897	$17,953	$87,840

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

The Iraq War resulted in a decline in advertising revenues and negatively impacted our operating results. Future conflicts may have a similar effect.

        The war in Iraq resulted in a reduction in advertising revenues as a result of uninterrupted news coverage and general economic uncertainty. During the first quarter 2003, we experienced $2.2 million in advertiser cancellations and preemptions. We cannot determine how long this reduction will last. The reduction has, however, resulted in lower earnings than we would have experienced without this disruption. If the United States becomes engaged in similar conflicts in the future, they may have a similar adverse impact on our results of operations.

Our substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling our debt obligations.

        We have a high level of debt (totaling $1,552.0 million) compared to stockholders' equity of $211.2 million. Our relatively high level of debt poses the following risks to you and to Sinclair, particularly in periods of declining revenues:

  •
  We use a significant portion of our cash flow to pay principal and interest on our outstanding debt and to pay dividends on preferred stock, limiting the amount available for working capital, capital expenditures and other general corporate purposes.

  •
  Our lenders may not be as willing to lend additional amounts to us for future working capital needs, additional acquisitions, or other purposes.

  •
  The interest rate under the bank credit agreement, as amended, is a floating rate, and will increase if general interest rates increase. This will reduce the funds available to repay the exchange notes and our other debt and for operations and future business opportunities and will make us more vulnerable to the consequences of our leveraged capital structure.

  •
  We may be more vulnerable to adverse economic conditions than less leveraged competitors and thus less able to withstand competitive pressures.

  •
  If our cash flow were inadequate to make interest and principal payments, we might have to refinance our indebtedness or sell one or more of our stations to reduce debt service obligations.

        Any of these events could reduce our ability to generate cash available for investment or debt repayment or to make improvements or respond to events that would enhance profitability.

We may be able to incur significantly more debt in the future, which will increase each of the foregoing risks related to our indebtedness.

        At December 31, 2002, we had an additional $173.0 million available (subject to certain borrowing conditions) for additional borrowings under the bank credit agreement. In addition, under the terms of our debt instruments, we may be able to incur substantial additional indebtedness in the future, including additional senior debt and in some cases secured debt. Provided we meet certain financial and other covenants, the terms of the indenture governing our outstanding notes do not prohibit us from incurring such additional indebtedness. If we incur additional indebtedness, the risks described above relating to having substantial debt could intensify.

Our advertising revenue can vary substantially from period to period based on many factors beyond our control. This volatility affects our operating results and may reduce our ability to repay indebtedness or reduce the market value of our securities.

        We rely on sales of advertising time for substantially all of our revenues and as a result, our operating results are sensitive to the amount of advertising revenue we generate. If we generate less revenue, it may be more difficult for us to repay our indebtedness and the value of all our business may decline. Our ability to sell advertising time depends on:

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

        As a result of the foregoing factors, our advertising revenue has decreased significantly from levels prior to 2001 and our revenues and earnings have been, and may continue to be, adversely affected.

Promises we have made to our lenders limit our ability to take actions that could increase the value of our securities or may require us to take actions that decrease the value of our securities.

        Our existing financing agreements prevent us from taking certain actions and require us to meet certain tests. These restrictions and tests may require us to conduct our business in ways that make it more difficult for us to repay our indebtedness or decrease the value of our business. These restrictions and tests include the following:

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

  •
  Restrictions on the type and amounts of investments we and our subsidiaries may make, and

  •
  Financial ratio and condition tests including the ratio of earnings before interest, taxes, depreciation and amortization, as adjusted (adjusted EBITDA) to total interest expense, the ratio of adjusted EBITDA to certain of our fixed expenses, and the ratio of indebtedness to adjusted EBITDA.

        Future financing arrangements may contain additional restrictions and tests. All of these restrictive covenants may restrict our ability to pursue our business strategies, prevent us from taking action that could increase the value of our securities, or may require actions that decrease the value of our securities. In addition, we may fail to meet the tests and thereby default on one or more of our obligations (particularly if the economy continues to soften and thereby reduces our advertising revenues). If we default on our obligations, creditors could require immediate payment of the obligations or foreclose on collateral. If this happened, we could be forced to sell assets or take other action that would reduce significantly the value of our securities and we may not have sufficient assets or funds to pay our debt obligations.

Key officers and directors have financial interests that are different and sometimes opposite to those of Sinclair and Sinclair may engage in transactions with these officers and directors that may benefit them to the detriment of other securityholders.

        Some of our officers, directors and majority stockholders own stock or partnership interests in businesses that engage in television broadcasting, do business with us, or otherwise do business that conflicts with our interests. They may transact some business with us even when there is a conflict of interest or they may engage in business competitive to our business and those transactions may benefit the officers, directors or majority stockholders to the detriment of our other securityholders. David D. Smith, Frederick G. Smith, and J. Duncan Smith are each an officer and director of Sinclair, and Robert E. Smith is a director of Sinclair. Together, the Smiths hold shares of our common stock that control the outcome of most matters submitted to a vote of stockholders. The Smiths own a television station which is programmed pursuant to an LMA with us. The Smiths also own businesses that lease real property and tower space to us, buy advertising time from us, and engage in other transactions with us. In addition, Cunningham Broadcasting Corporation (formerly Glencairn, Ltd.) is a corporation owned by Carolyn C. Smith, the mother of the controlling stockholders and certain trusts established by Carolyn C. Smith (which own non-voting stock). Cunningham holds the licenses for certain television stations that we program under LMAs. We have an option to acquire the equity interests in Cunningham for a price based on the purchase price of Cunningham's stations. We have agreed that if we exercise the option we would either pay any liability under Cunningham's bank credit agreement or take any equity interests subject to the security interest held by the lender under that agreement. In addition, David D. Smith, our President and Chief Executive Officer, has a controlling interest in and is a member of the Board of Directors of Summa Holdings, Ltd., a company in which we hold a 17.5% equity interest and exercise significant influence over Summa by virtue of David D. Smith's board seat and our board seat. See "—Our recent investments in other businesses may not deliver the value we ascribe to them on our financial statements or reach our strategic objectives."

        Maryland law and our financing agreements limit the extent to which our officers, directors and majority stockholders may transact business with us and pursue business opportunities that Sinclair might pursue. These limitations do not, however, prohibit all such transactions.

The Smiths exercise control over all matters submitted to a stockholder vote, and may have interests that differ from yours. They may therefore take actions that are not in the interests of other securityholders.

        David D. Smith, Frederick G. Smith, J. Duncan Smith and Robert E. Smith hold shares representing almost 90% of the vote and therefore control the outcome of most matters submitted to a vote of stockholders, including, but not limited to, electing directors, adopting amendments to our certificate of incorporation and approving corporate transactions. The Smiths hold class B common stock, which generally has 10 votes per share. Our class A common stock has only one vote per share. Our other series of preferred stock generally do not have voting rights.

        Circumstances may occur in which the interests of the Smiths, as the controlling equity holders, could be in conflict with the interests of the holders of the exchange notes and the Smiths would have the ability to cause Sinclair to take actions in their interest. In addition, the Smiths could pursue acquisitions, divestitures or other transactions that, in their judgment, could enhance their equity investment, even though such transactions might involve risks to the holders of the exchange notes. See "Security Ownership of Certain Beneficial Owners."

Certain features of our capital structure that discourage others from attempting to acquire Sinclair may prevent our securityholders from receiving a premium on their securities or result in a lower price for our securities.

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

We must purchase television programming in advance and may therefore incur programming costs that we cannot cover with revenue from the programs. If this happens, we could experience losses that make our securities less valuable.

        One of our most significant costs is television programming and our ability to generate revenue to cover this cost may affect the value of our securities. If a particular program is not popular in relation to its costs, we may not be able to sell enough advertising time to cover the costs of the program. Since we generally purchase programming content from others rather than produce it ourselves, we also have little control over the costs of programming. We usually must purchase programming several years in advance, and may have to commit to purchase more than one year's worth of programming. Finally, we may replace programs that are doing poorly before we have recaptured any significant portion of the costs we incurred, or accounted fully for the costs on our books for financial reporting purposes. Any of these factors could reduce our revenues or otherwise cause our costs to escalate relative to revenues. These factors are exacerbated during a weak advertising market. Additionally, our business is subject to the popularity of the programs provided by the networks with which we have affiliation agreements or which provide us programming. Each of our affiliation groups experienced revenue increases in 2002, except for UPN affiliates, but this trend may not continue in the future.

We may lose a large amount of programming if a network terminates its affiliation with us, which could increase our costs and/or reduce our revenue.

        Our affiliation agreements with three ABC stations have expired. In general, we continue to operate these stations as ABC affiliates and we do not believe ABC has any current plans to terminate the affiliation of any of these stations although we cannot assure you that ABC will not do so.

        The non-renewal or termination of one or more of these or any of our other network affiliation agreements would result in us no longer being able to carry programming of the relevant network. This loss of programming would require us to obtain replacement programming, which may involve higher costs and which may not be as attractive to our target audiences, resulting in reduced revenues.

Competition from other broadcasters and changes in technology may cause a reduction in our advertising revenues and/or an increase in our operating costs.

        The television industry is highly competitive and this competition can draw viewers and advertisers from our stations, which reduces our revenue, or require us to pay more for programming, which increases our costs. We face intense competition from the following:

        New technology and the subdivision of markets.    Cable providers and direct broadcast satellite companies are developing new techniques that allow them to transmit more channels on their existing equipment to highly targeted audiences, reducing the cost of creating channels and potentially leading to the division of the television industry into ever more specialized niche markets. Competitors who target programming to such sharply defined markets may gain an advantage over us for television advertising revenues. Lowering the cost of creating channels may also encourage new competitors to enter our markets and compete with us for advertising revenue. In addition, emerging technologies that will allow viewers to digitally record and play back television programming may decrease viewership of commercials and, as a result, lower our advertising revenues.

        In-market competition.    We also face more conventional competition from rivals that may be larger and have greater resources than we have. These include:

  •
  other local free over-the-air broadcast stations, and

  •
  other media, such as newspapers, periodicals and cable systems.

        Deregulation.    The Telecommunications Act of 1996 and subsequent actions by the FCC have removed some limits on station ownership, allowing telephone, cable and some other companies to provide video services in competition with us. In addition, the FCC has reallocated a portion of the spectrum for new services including fixed and mobile wireless services and digital broadcast services. As a result of these changes, new companies are able to enter our markets and compete with us.

The phased introduction of digital television will increase our costs, due to increased equipment and operational costs, and could have a variety of other adverse effects on our business.

        The FCC has adopted rules for implementing digital (including high definition) television ("DTV") service in the United States. Under the rules, our stations are required to begin DTV operations over a transition period. In addition, we expect that the FCC will reclaim our non-digital channels at the end of the transition period. We believe that the transition to DTV may have the following effects on us, which could increase our costs or reduce our revenue.

    Conversion and programming costs. We expect to incur approximately $150.0 million in costs, of which we have incurred $98.0 million through December 31, 2002, to convert our stations from the current analog format to digital format. However, our costs may be higher than this estimate. We expect to continue to incur significant costs to convert our stations to digital format. In addition, we may incur additional costs to obtain programming for the additional channels made available by digital technology and higher utilities costs as a result of converting to digital operations. Increased revenues from the additional channels may not make up for the conversion cost and additional programming expenses.

    Possible Sanctions. The FCC has adopted a series of graduated sanctions to be imposed upon licensees who do not meet the FCC's DTV build-out schedule. Some of our stations could face monetary fines and possible loss of any digital construction permits if they cannot comply with the DTV build-out schedule.

    Reclamation of analog channels. Congress directed the FCC to auction analog channels when the current holders convert to digital transmission. In addition, the FCC has reallocated a portion of the spectrum band to permit both wireless services and to allow new broadcast operations. If the channels are owned or programmed by our competitors, they may exert increased competitive pressure on our operations.

    Signal quality issues. Our signal quality under digital transmission may be lower relative to our competitors, and we may lose viewers and thereby lose revenue, or be forced to rely on cable television or other alternative means of transmission with higher costs to deliver our digital signals to all of the viewers we are able to reach with our current analog signals.

    Digital must carry. If the FCC does not require cable companies to carry both analog and digital signals of stations during the digital transition period, cable customers in our broadcast markets may not receive our digital signal, which could negatively impact our stations by reducing revenue.

    Subscription fees. The FCC has determined to assess a fee in the amount of 5% of gross revenues on digital television subscription services. If we provide subscription services and are unable to pass this cost through to our subscribers, this fee will reduce our earnings from any digital television subscription services we implement in the future.

        Given this climate of market uncertainty and regulatory change, we cannot be sure what impact the FCC's actions might have on our plans and results in the area of digital television. See "Business—Federal Regulation of Television Broadcasting".

Federal regulation of the broadcasting industry limits our operating flexibility, which may affect our ability to generate revenue or reduce our costs.

        The FCC regulates our business, just as it does all other companies in the broadcasting industry. We must ask the FCC's approval whenever we need a new license, seek to renew, or assign, or modify a license, purchase a new station, or transfer the control of one of our subsidiaries that holds a license. Our FCC licenses and those of the stations we program pursuant to LMAs are critical to our operations; we cannot operate without them. We cannot be certain that the FCC will renew these licenses in the future, or approve new acquisitions. If licenses were not renewed or acquisitions approved, we may lose revenue that we otherwise could have earned.

        In addition, Congress and the FCC currently have under consideration, and may in the future adopt, new laws, regulations and policies regarding a wide variety of matters (including technological changes) that could, directly or indirectly, materially and adversely affect the operation and ownership of our broadcast properties. New federal legislation may limit our ability to conduct our business in ways that we believe would be advantageous and may thereby negatively affect our operating results.

The FCC's multiple ownership rules limit our ability to operate multiple television stations and may result in a reduction in our revenue or prevent us from reducing costs. Changes in these rules may threaten our existing strategic approach to certain television markets.

General limitations.

        The FCC's ownership rules limit us from having "attributable interests" in television stations that reach more than 35% (using a calculation method specified by the FCC) of all television households in the U.S. We reach approximately 24% of U.S. television households on an actual basis or, under the

FCC's current method for calculating this limit, approximately 14%. Our ability to expand through the acquisition of additional stations in new markets is limited by these rules and this may prevent us from engaging in acquisitions that could increase our revenue or our operating margins.

Changes in the rules on television ownership and local marketing agreements.

        Certain of our stations have entered into what have commonly been referred to as local marketing agreements or LMAs. One typical type of LMA is a programming agreement between two separately owned television stations serving the same market, whereby the licensee of one station programs substantial portions of the broadcast day and sells advertising time during such program segments on the other licensee's station subject to ultimate editorial and other controls being exercised by the latter licensee. We believe these arrangements allow us to increase operating margins and enhance profitability.

        Under the 1999 duopoly rules enacted by the FCC, we could be required to terminate or modify some of our LMAs. We currently program 11 television stations pursuant to LMAs. Although these rules are currently under review by the FCC, we cannot determine how the rules may be changed and whether we will ultimately be required to terminate or modify our LMAs.

        If we are required to terminate or modify our LMAs, our business could be affected in the following ways:

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

    Termination penalties. If the FCC requires us to modify or terminate existing LMAs before the terms of the LMAs expire, or under certain circumstances, if we elect not to extend the term of the LMAs, we may be forced to pay termination penalties under the terms of some of our LMAs. Any such termination penalty could be material.

Failure of owner/licensee to exercise control.

        The FCC requires the owner/licensee of a station to maintain independent control over the programming and operations of the station. As a result, the owners/licensees of the stations with which we have LMAs or outsourcing agreements can exert their control in ways that may be counter to our interests, including the right to preempt or terminate programming in certain instances.

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

        Any one of these scenarios might result in a reduction of our cash flow and an increase in our operating costs or margins, especially the revocation of or denial of renewal of a license. In addition, penalties might also affect our qualifications to hold FCC licenses, and thus place those licenses at risk.

We have lost money in three of the last five years, and may continue to do so indefinitely, which may impair our ability to pay our debt obligations.

        We have suffered net losses in three of the last five years. In 1999 and 2000, we reported earnings, but this was largely due to a gain on the sale of our radio stations. Our losses are due to a variety of cash and non-cash expenses which may or may not recur. Our net losses may therefore continue indefinitely and as a result, we may not have sufficient funds to pay our obligations under the exchange notes or to repurchase the exchange notes.

Our investments in other businesses may not deliver the value we ascribe to them on our financial statements or reach our strategic objectives.

        Our strategy includes investing in and working with other businesses, including technology and internet-related businesses. In pursuit of this strategy, we made several investments in technology and internet-related businesses in 1999 and 2000. The stock prices of publicly-traded technology and internet-related companies generally declined dramatically since 2000, and specific businesses we have invested in have experienced substantial impairment of their value. As a result, we have written-off a substantial portion of our investments in these businesses. These write-offs include all of our $10.1 million investment in Acrodyne Communications, Inc., a manufacturer of television transmitters and other broadcast equipment. We cannot assure you that these investments will be worth the amount we currently ascribe to them on our financial statements, or that we will be able to develop services that are profitable for Sinclair or the businesses in which we have invested. If the businesses in which we have invested fail to succeed, we may lose as much as all of our remaining investment in the businesses. We may also spend additional funds and devote additional resources to these businesses (we recently invested an additional $1.0 million in Acrodyne), and these additional investments may also be lost.

        In addition, we recently invested $20.0 million, representing approximately a 17.5% equity interest, in Summa Holdings, Ltd., a holding company that owns automobile dealerships, retail tire franchises and a leasing company, in which David D. Smith has a controlling interest. In contemplating the investment, we considered the historic and potential returns on equity. Additionally, under the terms of the agreement, Summa is committed to maintaining a certain amount of advertising with our stations. We will not be involved in the day-to-day management or operations of Summa, however, we will hold one board seat. There can be no assurances as to the future value of our investment in Summa. We may also invest additional funds and devote additional resources to Summa and these additional investments may also be lost.

ITEM 14. CONTROLS AND PROCEDURES

        Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. In designing and evaluating the disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. Based on our evaluation, our Chief Executive Office and Chief Financial Officer concluded that our disclosure controls and procedures provide us with a reasonable level of assurance of reaching our desired disclosure control objectives and are effective in timely alerting them to material information required to be included in our periodic SEC reports.

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

        (a)   (3)    Exhibits

        The exhibit index in Item 15(c) is incorporated by reference in this report.

        (b)   Reports on Form 8-K

October 24, 2002	Sinclair Broadcast Group, Inc. Press Release (Dated October 24, 2002) Announcing Private Securities Offering.
November 8, 2002	Sinclair Broadcast Group, Inc. Press Release (Dated November 8, 2002) Sinclair Completes Debt Offering; Announces Redemption Of 9% Notes Due 2007
December 3, 2002	Sinclair Broadcast Group, Inc. Press Release (Dated December 3, 2002)—Sinclair Broadcast Group Announces Intent to Issue Securities in a Private Offering
December 16, 2002	Sinclair Broadcast Group, Inc. Press Release (Dated December 16, 2002)—Sinclair Broadcast Group Announces Private Securities Offering
December 24, 2002	Sinclair Broadcast Group, Inc. Press Release (Dated December 24, 2002)—Sinclair Invests $20 Million in Summa Holdings
December 31, 2002	Sinclair Broadcast Group, Inc. Press Release (Dated December 31, 2002)—Sinclair Completes Debt Financings; Tenders and Announces Redemption of 8.75% Notes Due 2007
January 2, 2003	Sinclair Broadcast Group, Inc. Press Release (Dated January 2, 2003)—Sinclair Makes $18 Million Deposit on Non-License Assets of WNAB-TV in Nashville
January 24, 2003	Sinclair Broadcast Group, Inc. Press Release (Dated February 24, 2003) Sinclair to Exceed Fourth Quarter Estimates
February 13, 2003	Sinclair Broadcast Group, Inc. Press Release (Dated February 13, 2003)—Sinclair Reports Fourth Quarter and Full Year 2002 Results

        (c)   Exhibits

        The following exhibits are filed with this report:

EXHIBIT NO.	EXHIBIT DESCRIPTION
3.1	Amended and Restated Certificate of Incorporation(1)
3.2	By-laws(2)
3.3	Informal Action of the Board of Directors of Sinclair Broadcast Group, Inc., dated March 31, 2003.
4.1	Indenture, dated as of December 9, 1993, among Sinclair Broadcast Group, Inc., its wholly-owned subsidiaries and First Union Nation Bank of North Carolina, as trustee.(2)
4.2	Indenture, dated as of August 28, 1995, among Sinclair Broadcast Group, Inc., its wholly-owned subsidiaries and the United States Trust Company of New York as trustee.(2)
4.3	First Supplemental Indenture, dated as of December 17, 1997, among Sinclair Broadcast Group, Inc., the Guarantors named therein and First Union National Bank, as trustee, including Form of Note.(3)
4.4	Indenture, dated as of December 10, 2001, among Sinclair Broadcast Group, Inc., the Guarantors named therein, and First Union National Bank as trustee.
4.5	Indenture, dated as of March 14, 2002, among Sinclair Broadcast Group, Inc., the Guarantors named therein, and First Union National Bank as trustee.
10.1	Stock Option Agreement, dated April 10, 1996 by and between Sinclair Broadcast Group, Inc. and Barry Baker.(4)
10.2	Termination Agreement by and between Sinclair Broadcast Group, Inc., and Barry Baker, dated February 8, 1999. (6)
10.3	Registration Rights Agreement, dated as of May 31, 1996, by and between Sinclair Broadcast Group Inc. and River City Broadcasting, L.P.(5)
10.4	Letter Agreement, dated August 20, 1996, between Sinclair Broadcast Group, Inc., and River City Broadcasting, L.P. and FOX Broadcasting Company.(7)
10.5	Term Note, dated as of September 30, 1990, in the principal amount of $7,515,000 between Sinclair Broadcast Group, Inc. (as borrower) and Julian S Smith (as lender).(9)
10.6	Replacement Term Note, dated as of September 30, 1990 in the principal amount of $6,700,000 between Sinclair Broadcast Group, Inc. (as borrower) and Carolyn C. Smith (as lender).(2)
10.7
Term Note, dated August 1, 1992 in the principal amount of $900,000 between Frederick G. Smith, David D. Smith, J. Duncan Smith and Robert E. Smith (as borrowers) and Commercial Radio Institute, Inc. (as lender).(8)
10.8
Promissory Note, dated as of December 28, 1986 in the principal amount of $6,421,483.53 between Sinclair Broadcast Group, Inc. (as maker) and Frederick H. Himes, B. Stanley Resnick and Edward A. Johnson (as representatives for the holders).(8)
10.9	Restatement of Stock Redemption Agreement by and among Sinclair Broadcast Group, Inc. and Chesapeake Television, Inc., et al., dated June 19, 1990.(8)

10.10
Corporate Guaranty Agreement, dated as of September 30, 1990 by Chesapeake Television, Inc., Commercial Radio, Inc., Channel 63, Inc. and WTTE, Channel 28, Inc. (as guarantors) to Julian S. Smith and Carolyn C. Smith (as lenders).(8)
10.11
Security Agreement, dated as of September 30, 1999 among Sinclair Broadcast Group, Inc., Chesapeake Television, Inc., Commercial Radio Institute, Inc., WTTE, Channel 28, Inc. and Channel 63, Inc. (as borrowers and subsidiaries of the borrower) and Julian S. Smith and Carolyn C. Smith (as lenders).(8)
10.12
Term Note, dated as of September 22, 1993, in the principal amount of $1,900,000 between Gerstell Development Limited Partnership (as maker-borrower) and Sinclair Broadcast Group, Inc. (as holder-lender).(8)
10.13
Credit Agreement, dated as of May 28, 1998, by and among Sinclair Broadcast Group, Inc., Certain Subsidiary Guarantors, Certain Lenders, the Chase Manhattan Bank as Administrative Agent, Nations Bank of Texas, N.A. as Documentation Agent and Chase Securities Inc. as Arranger.(1)
10.14	Incentive Stock Option Plan for Designated Participants.(2)
10.15	Incentive Stock Option Plan of Sinclair Broadcast Group, Inc.(2)
10.16	First Amendment to Incentive Stock Option Plan of Sinclair Broadcast Group, Inc., adopted April 10, 1996.(4)
10.17	Second Amendment to Incentive Stock Option Plan of Sinclair Broadcast Group, Inc., adopted May 31, 1996.(4)
10.18	1996 Long Term Incentive Plan of Sinclair Broadcast Group, Inc.(4)
10.19	First Amendment to 1996 Long Term Incentive Plan of Sinclair Broadcast Group, Inc.(10)
10.20	Primary Television Affiliation Agreement, dated as of March 24, 1997 by and between American Broadcasting Companies, Inc., River City Broadcasting, L.P. and Chesapeake Television, Inc.(11)
10.21	Primary Television Affiliation Agreement, dated as of March 24, 1997 by and between American Broadcasting Companies, Inc., River City Broadcasting, L.P. and WPGH, Inc.(11)
10.22
Stock Purchase Agreement by and among the sole stockholders of Montecito Broadcasting Corporation, Montecito Broadcasting Corporation and Sinclair Communications, Inc. dated as of February 3, 1998.(12)
10.23	Agreement and Plan of Merger among Sullivan Broadcasting Company II, Inc., Sinclair Broadcast Group, Inc., and ABRY Partners, Inc. Effective as of February 23, 1998.(11).
10.24	Agreement and Plan of Merger among Sullivan Broadcasting Holdings, Inc., Sinclair Broadcast Group, Inc., and ABRY Partners, Inc. Effective as of February 23, 1998.(11).
10.25	Employment Agreement by and between Sinclair Broadcast Group, Inc. and Frederick G. Smith, dated June 12, 1998.(12)
10.26	Employment Agreement by and between Sinclair Broadcast Group, Inc. and J. Duncan Smith, dated June 12, 1998.(12)

10.27	Employment Agreement by and between Sinclair Broadcast Group, Inc. and David B. Amy, dated September 15, 1998.(12)
10.28	Employment Agreement by and between Sinclair Communications, Inc. and Barry Drake, dated February 21, 1997.(12)
10.29	First Amendment to Employment Agreement, by and between Sinclair Broadcast Group, Inc. and Barry Baker, dated May 1998.(6)
10.30	Purchase Agreement by and between Sinclair Communications, Inc. and STC Broadcasting, Inc. dated as of March 5, 1999.(6)
10.31
Second Modification Agreement dated April 30, 1999 by and between Guy Gannett Communications and Sinclair Communications, Inc., to modify the Purchase Agreement dated September 4, 1998 by and between Guy Gannett Communications and Sinclair Communications Inc., as thereafter amended and modified.(13)
10.32	Asset Purchase Agreement dated August 18, 1999 by and between Sinclair Communications, Inc. and certain of its affiliates named therein and Entercom Communications Corp.(13)
10.33	Asset Purchase Agreement dated August 20, 1999 among Sinclair Communications, Inc., Sinclair Media III, Inc., Sinclair Radio of Kansas City Licensee, LLC and Entercom Communications Corp.(13)
10.34	Amendment to Purchase Agreement, dated March 16, 1999, to amend Purchase Agreement dated as of September 4, 1998 by and between Guy Gannett Communications and Sinclair Communications, Inc.(13)
10.35
Modification Agreement dated April 12, 1999 by and between Guy Gannett Communications and Sinclair Communications, Inc., to modify the Purchase Agreement dated September 4, 1998 by and between Guy Gannett Communications and Sinclair Communications, Inc., as thereafter amended.(13)
10.36	Purchase Agreement dated March 16, 1999, by and between Sinclair Communications, Inc. and STC Broadcasting, Inc.(13)
10.37	Amended and Restated Purchase Agreement dated August 20, 1999 among Sinclair Communications, Inc. and certain of its affiliates named therein and Entercom Communications Corp.(13)
10.38
Asset Purchase Agreement among Sinclair Broadcast Group, Inc. and Sinclair Radio of St. Louis, Inc. and Sinclair Radio of St. Louis Licensee, LLC as Sellers, and Emmis Communications Corporation as Buyer dated June 21, 2000.(14)
10.39	Amendment and Restatement Credit Agreement, dated May 9, 2001.(15)
10.40	Amendment No. 1-1998 Bank Credit Agreement Amendment dated October 31, 2001.(16)
10.41
Asset Purchase Agreement dated April 18, 2002 among Sinclair Broadcast Group, Inc., Sinclair Communications, Inc., Sinclair Media II, Inc., and SCI-Indiana Licensee, LLC, as sellers and Tribune Broadcasting Company as buyer.(17)
10.42	Credit Agreement dated as of July 15, 2002, between Sinclair Broadcast Group, Inc., the Subsidiary Guarantors Party Hereto, the Lenders Party Hereto, JP Morgan Chase Bank, as Administrative Agent.(18)

10.43
Registration Rights Agreement, dated as of November 8, 2002, by and among Sinclair Broadcast Group, Inc., the Guarantors, and Deutsche Bank Securities Inc., Wachovia Securities, Inc., J.P. Morgan Securities Inc., BNP Paribas Securities Corp., LehmanBrothers Inc., and UBS Warburg LLC.(19)
10.44
Registration Rights Agreement, dated as of December 31, 2002, by and among Sinclair Broadcast Group, Inc., the Guarantors, and J.P. Morgan Securities Inc., Deutsche Bank Securities Inc., Wachovia Securities, Inc. and UBS Warburg LLC.(19)
10.45
Series A-1 Incremental Loan Amendment dated as of December 31, 2002 to the Credit Agreement, between Sinclair Broadcast Group, Inc., the Series A-1 Incremental Lenders party hereto and to said Credit Agreement (including each Person that becomes a Series A-1 Incremental Lender pursuant to a Lender Addendum), and JPMorgan Chase Bank, as Administrative Agent.(19)
10.46	Subscription Agreement, effective as of January 1, 2003 by and between Acrodyne Communications, Inc., a Delaware corporation, and Sinclair Broadcast Group, Inc., a Maryland corporation.(20)
10.47
Modification Agreement dated as of January 2, 2003, by and among Nashville Broadcasting Limited Partnership, a Tennessee limited partnership, Nashville License Holdings, LLC, a Delaware limited liability company, and Sinclair Television of Nashville, Inc., a Tennessee corporation.(19)
10.48
Series A Preferred Stock Purchase Agreement dated as of December 23, 2002 is entered into by and among Summa Holdings, Ltd., a Maryland corporation, and Sinclair Broadcast Group, Inc., a Maryland corporation.(19)
10.49	Employment Agreement dated as of February 28, 2000, between Sinclair Communications, Inc., a Maryland corporation, and Barry M. Faber.(19)
10.50	Employment Agreement dated as of February 21, 1997, between Sinclair Communications, Inc., a Maryland corporation, and Steven Marks.(19)
10.51	Form of Fox Broadcasting Company Station Affiliation Agreement.(19)
11	Statement re computation of per share earnings(19)
12	Computation of Ratio of Earnings to Fixed Charges(19)
21	Subsidiaries of the Registrant(19)
23	Consent of Independent Public Accountants (Sinclair Broadcast Group, Inc.) (19)
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the CEO.
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the CFO.

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

(19)
Previously filed.

(20)
Incorporated by reference from Sinclair's report on Schedule 13D, dated January 8, 2003

        (d)   Financial Statements Schedules

        The financial statement schedules required by this Item are listed under Item 15 (a) (2).

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized on this 9th day of May 2003.

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

Date: May 9, 2003

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

Date: May 9, 2003

/s/ DAVID B. AMY
Signature:	David B. Amy, Executive Vice President & Chief Financial Officer

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

SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

(in thousands)

	Series D Preferred Stock	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Additional Paid-In Capital— Equity Put Options	Additional Paid-In Capital— Deferred Compensation	Retained Earnings (Accumulated Deficit)	Other Comprehensive Loss	Total Stockholders' Equity
BALANCE, December 31, 1999	$35	$491	$476	$834,393	$46,068	$(4,489)	$97,943	—	$974,917
Class B Common Stock converted into Class A Common Stock	—	21	(21)	—	—	—	—	—	—
Repurchased and retirement of 20,000 shares of Class A Common Stock	—	(126)	—	(123,174)	—	—	—	—	(123,300)
Dividends payable on Series D preferred stock	—	—	—	—	—	—	(10,350)	—	(10,350)
Stock Option: grants	—	—	—	558	—	(558)	—	—	—
Stock options exercised	—	—	—	53	—	—	—	—	53
Class A Common Stock issued pursuant to employee benefit plans	—	4	—	2,655	—	—	—	—	2,659
Reclassification due to adoption of EITF No. 00-19	—	—	—	—	(7,811)	—	—	—	(7,811)
Equity put options	—	—	—	38,257	(38,257)	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	92	—	—	92
Income tax benefit related to deferred compensation	—	—	—	(33)	—	—	—	—	(33)
Deferred compensation adjustment Related to forfeited stock options	—	—	—	(2,337)	—	2,337	—	—	—
Net income	—	—	—	—	—	—	77,365	—	77,365
Unrealized loss on investments, net of tax of $695	—	—	—	—	—	—	—	(1,062)	(1,062)
Comprehensive income	—	—	—	—	—	—	—	—	76,303

BALANCE, December 31, 2000	$35	$390	$455	$750,372	$—	$(2,618)	$164,958	$(1,062)	$912,530

The accompanying notes are an integral part of these consolidated statements.

SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

(in thousands)

	Series D Preferred Stock	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Additional Paid-In Capital— Deferred Compensation	Retained Earnings	Accumulative Other Comprehensive Loss	Total Stockholders' Equity
BALANCE, December 31, 2000	$35	$390	$455	$750,372	$(2,618)	$164,958	$(1,062)	$912,530
Repurchase and retirement of 618,600 shares of Class A Common Stock	—	(6)	—	(4,391)	—	—	—	(4,397)
Stock options exercised	—	1	—	582	—	—	—	583
Class B Common Stock converted Into Class A Common Stock	—	23	(23)	—	—	—	—	—
Dividend payable on Series D preferred stock	—	—	—	—	—	(10,350)	—	(10,350)
Termination of equity put options	—	—	—	78	—	—	—	78
Class A Common Stock issued to employee benefit plans	—	3	—	2,643	—	—	—	2,646
Amortization of deferred compensation	—	—	—	—	865	—	—	865
Deferred compensation adjustment related to forfeited stock options	—	—	—	(931)	301	—	—	(630)

Net loss	—	—	—	—	—	(127,722)	—	(127,722)
Other comprehensive loss:
Reclass of derivative instruments upon implementation of SFAS No. 133, net of tax benefit of $1,509	—	—	—	—	—	—	(2,777)	(2,777)
Amortization of derivative instruments	—	—	—	—	—	—	225	225
Unrealized loss on investment, net of tax benefit of $231	—	—	—	—	—	—	(345)	(345)
Realized loss on investments, net of tax benefit of $825	—	—	—	—	—	—	1,254	1,254

Comprehensive loss	—	—	—	—	—	—	—	(129,365)

BALANCE, December 31, 2001	$35	$411	$432	$748,353	$(1,452)	$26,886	$(2,705)	$771,960

The accompanying notes are an integral part of these consolidated statements.

SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

(in thousands)

	Series D Preferred Stock	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Additional Paid-In Capital— Deferred Compensation	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
BALANCE, December 31, 2001	$35	$411	$432	$748,353	$(1,452)	$26,886	(2,705)	$771,960
Class B Common Stock converted into Class A Common Stock	—	15	(15)	—	—	—	—	—
Dividends payable on Series D preferred stock	—	—	—	—	—	(10,350)	—	(10,350)
Stock options exercised	—	3	—	2,803	—	—	—	2,806
Class A Common Stock issued pursuant to employee benefit plans	—	2	—	1,754	—	—	—	1,756
Class A Common Stock issued toacquire broadcast licenses	—	8	—	7,695	—	—	—	7,703
Issuance of Shares under ESPP	—	—	—	338	—	—	—	338
Amortization of deferred compensation	—	—	—	—	730	—	—	730
Deferred compensation adjustment related to forfeited stock option	—	—	—	(465)	171	—	—	(294)

Net income	—	—	—	—	—	(564,494)	—	(564,494)
Other comprehensive loss: Amortization of derivative Instruments	—	—	—	—	—	—	871	871
Realized loss on investment, net of tax benefit of $101	—	—	—	—	—	—	154	154

Comprehensive loss	—	—	—	—	—	—	—	(563,469)

BALANCE, December 31, 2002	$35	$439	$417	$760,478	$(551)	$(547,958)	$(1,680)	$211,180

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

        As of December 2002, we adopted SFAS No. 148, Accounting for Stock-Based Compensation—Transaction and Disclosure, an Amendment of FASB No. 123. SFAS No. 148 revises the methods permitted by SFAS No. 123 of measuring compensation expense for stock-based employee compensation plans. We use the intrinsic value method prescribed in Accounting Principles Board Option No. 25, as permitted under SFAS No. 123. Therefore, this change did not have a material effect on our financial statements. SFAS No. 148 requires us to disclose pro forma information related to stock-based compensation, in accordance with SFAS No. 123, on a quarterly basis in addition to the current annual basis disclosure. We will report the pro forma information on an interim basis beginning with our March 31, 2003 Form 10-Q.

        In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51 (FIN 46). FIN 46 introduces the variable interest consolidation model, which determines control and consolidation based on potential variability in gains and losses of the entity being evaluated for consolidation. We believe that Cunningham Broadcasting is an entity that would be considered a variable interest entity under FIN 46. We commenced consolidating Cunningham on February 1, 2002; therefore, do not expect FIN 46 to have a material impact on our financial statements.

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

2. PROPERTY AND EQUIPMENT:

        Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed under the straight-line method over the following estimated useful lives:

Buildings and improvements	10-35 years
Station equipment	5-10 years
Office furniture and equipment	5-10 years
Leasehold improvements	10-31 years
Automotive equipment	3-5 years
Property and equipment and autos under capital leases	Shorter of 10 years or the lease term

        Property and equipment consisted of the following as of December 31, 2002 and 2001 (in thousands):

	2002	2001
Land and improvements	$17,077	$16,968
Buildings and improvements	108,661	87,436
Station equipment	306,786	240,203
Office furniture and equipment	37,340	32,857
Leasehold improvements	10,615	9,087
Automotive equipment	9,802	9,517
Construction in progress	33,465	36,677

	523,746	432,745
Less—Accumulated depreciation	(186,496)	(151,094)

	$337,250	$281,651

3. GOODWILL AND OTHER INTANGIBLE ASSETS:

        Intangible assets and other assets subject to amortization are being amortized on a straight-line basis over periods of 5 to 25 years. These amounts result from the acquisition of certain television station non-license assets. We estimate the useful lives based on an analysis of all pertinent factors including our expected use of the asset, any legal, regulatory, or contractual provisions that may limit the assets' useful life, and the effects of obsolescence, demand, competition, and other economic factors. Additionally, in determining the useful lives of our network affiliation agreements, we anticipate that we will be able to renew our network affiliation agreements without substantial costs or material modifications of the existing terms and conditions. The following table shows the gross carrying amount and accumulated amortization of intangibles and estimated amortization (in thousands):

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

Guarantors of Senior Subordinated Notes

        The guarantors of the registered securities above are 100% owned by the parent and are comprised of certain of our subsidiaries whose guarantees are full and unconditional and joint and several. Those subsidiaries who are not guarantors of the securities (non-guarantors) are minor and our parent company has no independent assets or operations as defined by SEC rules. Neither the parent nor the guarantors have any significant restrictions on their ability to obtain funds from their subsidiaries in the form of dividends or loans.

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

        The Company establishes valuation allowances in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. A valuation allowance has been provided for deferred tax assets relating to various state net operating loss ("NOL") carryforwards. The realization of deferred tax assets associated with state NOL carryforwards is dependent upon generating sufficient taxable income prior to their expiration. Management believes that there is a risk that certain of these state NOL carryforwards may expire unused and, accordingly, has established a valuation allowance against them. Although realization is not assured for the remaining deferred tax assets, management believes it is more likely than not that they will be realized through future taxable earnings or alternative tax strategies. The Company periodically reviews the adequacy of the valuation allowance and makes any necessary adjustments to the extent that management's estimates of taxable income during the carryforward period significantly change.

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

14. RESTRUCTURING CHARGES:

        During February 2001, the Company offered a voluntary early retirement program to its eligible employees and implemented a restructuring program to reduce operating and overhead costs. As a result, the Company reduced its staff by 186 employees and incurred a restructuring charge of $2.3 million, which is included in the accompanying Consolidated Statements of Operations.

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

        A summary of changes in outstanding stock options is as follows:

	Options	Weighted-Average Exercise Price	Exercisable	Weighted-Average Exercise Price
Outstanding at end of 1999	7,182,770	19.84	3,639,020	15.41
2000 Activity:
Granted	1,371,335	9.71	—	—
Exercised	(5,667)	9.25	—	—
Forfeited	(1,141,493)	21.35	—	—

Outstanding at end of 2000	7,406,945	17.74	3,886,793	14.88
2001 Activity:
Granted	676,400	8.93	—	—
Exercised	(63,287)	9.20	—	—
Forfeited	(792,613)	18.94	—	—

Outstanding at end of 2001	7,227,445	16.86	4,666,669	15.65
2002 Activity:
Granted	260,400	12.14	—	—
Exercised	(283,812)	9.23	—	—
Forfeited	(628,775)	20.61	—	—

Outstanding at end of 2002	6,575,258	16.64	5,066,783	16.08

        Additional information regarding stock options outstanding at December 31, 2002 is as follows:

Outstanding	Exercise Price	Weighted-Average Remaining Contractual Life (In Years)	Exercisable	Weighted- Average Exercise Price
398,675	$6.10 - 9.06	8.2	174,150	$8.70
1,127,963	$9.20 - 13.68	7.4	724,038	$9.73
3,257,870	$14.32 - 20.94	3.6	3,231,470	$15.35
1,790,750	$24.20 - 28.42	5.1	937,125	$24.91

6,575,258	$6.10 - 28.42	4.9	5,066,783	$16.08

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

18. QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

	For the Quarter Ended,
	03/31/02 (As reported)	03/31/02 (As restated)(1)(2)	06/30/02(2)	09/30/02(2)	12/31/02
Total revenues	$167,480	$160,379	$190,670	$178,567	$206,173
Operating income (loss)	28,808	28,854	49,078	42,998	63,700
Net income (loss) from continuing operations	(630)	(172)	(2,009)	(24,987)	31,018
Income (loss) from discontinued operations	—	(458)	585	7,764	—
Income (loss) from extraordinary item	(728)	(728)	—	(4,218)	(4,885)
Income (loss) from change in accounting principle	(41,608)	(566,404)	—	—	—
Net loss available to common shareholders	(45,554)	(570,350)	(4,011)	(24,029)	23,546
Basic loss per share from continuing operations	(0.04)	(0.03)	(0.05)	(0.32)	0.33
Basic income (loss) per share from discontinued operations	—	(0.01)	0.01	0.09	—
Basic income (loss) per share from extraordinary item	(0.01)	(0.01)	—	(0.05)	(0.06)
Basic income (loss) per share from change in accounting principle	(0.49)	(6.67)	—	—	—
Basic loss per share	(0.54)	(6.72)	(0.05)	(0.28)	0.28
Diluted loss per share from continuing operations	(0.04)	(0.03)	(0.05)	(0.32)	0.33
Diluted income (loss) per share from discontinued operations	—	(0.01)	0.01	0.09	—
Diluted income (loss) per share from extraordinary item	(0.01)	(0.01)	—	(0.05)	(0.06)
Diluted income (loss) per share from change in accounting principle	(0.49)	(6.67)	—	—	—
Diluted (loss) earnings per share	(0.54)	(6.72)	(0.05)	(0.28)	0.27

	For the Quarter Ended
	03/31/01	06/30/01	09/30/01	12/31/01
Total revenues	158,106	186,505	162,019	178,021
Operating income (loss)	7,140	24,805	5,657	401
Net loss from continuing operations	(36,823)	(13,225)	(29,492)	(33,920)
Net income (loss) from discontinued operations	210	204	(367)	(99)
Net loss available to common shareholders	(39,201)	(20,307)	(32,447)	(46,117)
Basic loss per share from continuing operations	(0.47)	(0.19)	(0.38)	(0.43)
Diluted loss per share from continuing operations	(0.47)	(0.19)	(0.38)	(0.43)
Basic loss per share from discontinued operations	—	—	—	—
Diluted loss per share from discontinued operations	—	—	—	—
Basic loss per share	(0.46)	(0.24)	(0.39)	(0.55)
Diluted loss per share	(0.46)	(0.24)	(0.39)	(0.55)

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

ACRODYNE COMMUNICATIONS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2002	2001
	(unaudited)	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$312,921	$17,687
Accounts receivable, net of allowance for doubtful accounts of $38,600 and $500,000 at December 31, 2002 and 2001, respectively	2,204,044	1,466,788
Inventories, net	3,271,066	1,281,512
Prepaid assets and deposits	78,998	44,955

Total current assets	5,867,029	2,810,942
PROPERTY, PLANT AND EQUIPMENT, net	3,407,611	3,771,969
LICENSE AGREEMENT, net of accumulated amortization of $825,000 and $525,000 at December 31, 2002 and 2001, respectively	675,000	975,000

Total assets	$9,949,640	$7,557,911

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
Line of credit—related party	$5,133,759	$5,133,759
Subordinated debenture—related party	2,000,000	2,000,000
Current portion of capital lease obligations	625,259	116,478
Accounts payable	2,353,444	1,946,907
Accrued expenses	2,176,782	1,185,828
Customer advances	3,014,996	2,879,995
Deferred revenue	—	14,103
Accrued license fees	825,000	525,000
Other current liabilities	1,066,878	920,016

Total current liabilities	17,196,118	14,722,086
CAPITAL LEASE OBLIGATIONS, net of current portion	3,701,038	3,757,987
LICENSE FEE PAYABLE—long term	675,000	975,000
NON-COMPETE LIABILITY	731,231	845,912

Total liabilities	22,303,387	20,300,985

SHAREHOLDERS' DEFICIT:
Preferred stock, par value $1.00; 1,000,000 shares authorized; 0 issued and outstanding at December 31, 2002 and 2001	—	—
Common stock, par value $.01; 40,000,000 shares authorized; 7,409,608 issued and outstanding at December 31, 2002 and 2001, respectively	74,096	74,096
Additional paid-in capital	22,071,641	22,071,641
Accumulated deficit	(34,499,484)	(34,888,811)

Total shareholders' deficit	(12,353,747)	(12,743,074)

Total liabilities and shareholders' deficit	$9,949,640	$7,557,911

The accompanying notes are an integral part of these consolidated financial statements.

ACRODYNE COMMUNICATIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2002	2001
	(unaudited)	(unaudited)
NET SALES
Related party sales	$16,790,794	$8,795,294
Other sales	9,273,390	5,099,967

	26,064,184	13,895,261
COST OF SALES	19,258,636	9,801,459

Gross profit	6,805,548	4,093,802

OPERATING EXPENSES
Engineering	2,094,649	2,052,644
Selling	1,360,105	1,069,504
Administration	2,069,517	2,557,414
Amortization of intangible assets	300,000	300,000

	5,824,271	5,979,562
Operating profit (loss)	981,277	(1,885,760)
OTHER (EXPENSES) INCOME
Interest expense, net	(860,658)	(854,919)
Other income, net	268,709	171,475

Income/(Loss) before income taxes	389,328	(2,569,204)
INCOME TAXES	—	—

Net Income/(Loss)	389,328	(2,569,204)
Dividends on 8% convertible redeemable preferred stock	—	(28,056)
Inducement to convert preferred to common shares	—	(208,591)

Net Income/(Loss) Applicable to common shareholders	$389,328	$(2,805,851)

Net Income/(Loss) per common share—Basic and diluted	$0.05	$(0.39)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—BASIC AND DILUTED	7,409,608	7,177,189

The accompanying notes are an integral part of these consolidated financial statements.

ACRODYNE COMMUNICATIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2002 (UNAUDITED) AND 2001 (UNAUDITED)

					Additional Paid-In
	Preferred Stock		Common Stock
						Accumulated Deficit	Total Shareholders' Deficit
	Shares	Amount	Shares	Amount	Capital
BALANCE AT DECEMBER 31, 2000	6,500	$6,500	6,981,161	$69,812	$21,496,778	$(32,082,960)	$(10,509,870)
Warrants issued to settle lawsuit	—	—	—	—	336,000	—	336,000
Conversion of Preferred to Common stock	(6,500)	(6,500)	189,410	1,894	4,606	—	—
Stock dividend	—	—	28,339	283	27,773	(28,056)	—
Inducement to convert Preferred to Common stock	—	—	210,698	2,107	206,484	(208,591)	—
Net loss	—	—	—	—	—	(2,569,204)	(2,569,204)

BALANCE AT DECEMBER 31, 2001	0	0	7,409,608	74,096	22,071,641	(34,888,811)	(12,743,074)
Net Income	—	—	—	—	—	389,328	389,328

BALANCE AT DECEMBER 31, 2002	0	$0	7,409,608	$74,096	$22,071,641	$(34,499,484)	$(12,353,747)

The accompanying notes are an integral part of these consolidated financial statements.

ACRODYNE COMMUNICATIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2002	2001
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(Loss)	$389,328	$(2,569,204)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	690,579	708,560
Issuance of warrants for legal proceedings	—	336,000
Provision for bad debts	192,211	78,903
Changes in assets and liabilities:
Accounts receivable	(929,467)	(601,466)
Inventories	(1,989,554)	1,005,375
Prepaid and other current assets	(34,044)	514,124
Accounts payable	406,537	209,677
Accrued expenses and other liabilities	1,474,967	559,750
Deferred revenue	(14,103)	(2,275,982)
Customer advances	135,001	(1,843,435)

Net cash provided/(used) in operating activities	321,455	(3,877,698)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(26,221)	(29,603)

Net cash (used in) investing activities	(26,221)	(29,603)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under line of credit	—	3,838,029

Net cash provided by financing activities	—	3,838,029

Net increase/(decrease) in cash and cash equivalents	295,234	(69,272)
Cash and cash equivalents at beginning of year	17,687	86,959

CASH AND CASH EQUIVALENTS AT END OF YEAR	$312,921	$17,687

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—

Dividends paid in Company Stock	$—	$28,056

Funding of capital lease—related party	$—	$136,977

The accompanying notes are an integral part of these consolidated financial statements.

ACRODYNE COMMUNICATIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002 (UNAUDITED) AND 2001 (UNAUDITED)

1. BACKGROUND:

Organization

        We are Acrodyne Communications, Inc., a Delaware corporation, which operates in one industry segment—the design, manufacture and marketing of television broadcast transmitters, which are sold in the United States and internationally. Our wholly owned operating subsidiary, Acrodyne Industries, Inc., manufactures and sells TV transmitters, LPTV transmitters and TV translators produced to customer specifications.

Operations and Business Risk

        Due to the nature of the Company's business, it is subject to various risks including, but not limited to, technological and market acceptance of its product, capital availability, dependence on management and other risks. The Company has been in the process of developing products and applications using digital transmission technology. Related to this process, the Company entered into a license agreement with Sinclair Broadcast Group, Inc. ("Sinclair") in March 2000 (see Note 6). The Company shipped the first of its digital transmitters in March 2001.

        Since the acquisition of Acrodyne Industries in 1994, the Company has incurred significant losses and operating cash flow deficits. These losses and cash flow deficits have been funded primarily with proceeds from the sale of equity securities, borrowings, and customer advances. Sinclair purchased and exercised warrants for $225,000 in 2000 and provide a $2,000,000 subordinated debenture and the Company's Credit Facility (see Note 7). As of December 31, 2002, Sinclair owned 34.6% of the Company's common stock and has warrants to purchase 8,644,225 additional shares (see Notes 8 and 10), which represented 60.4% of the Company on a fully diluted basis.

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

Accounts Receivable

        The majority of the Company's accounts receivable are due from companies in the television industry. Credit is extended based upon evaluation of a customers' financial condition. In most cases, for the sale of transmitters and other major equipment, we obtain advance deposits for approximately 90% of the sale amount that are applied to the invoice amount at the time of delivery of the product. Accounts receivable are generally due within 30 days and are stated at amounts due. Accounts outstanding longer than 90 days are considered past due and are shown net of an allowance for doubtful accounts. The Company determines its allowance by considering a number of factors, including the length of time trade receivables are past due, the Company's ability to pay, the previous loss history and the general economy and industry as a whole. The Company writes-off accounts receivable when they become uncollectible and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

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

Advertising expense

        Advertising expense was $313,809 in 2002 and $90,454 in 2001.

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

Fair Value of Financial Instruments

        The Company's consolidated financial instruments include cash and cash equivalents, short-term investments, accounts receivable, capital leases and debt. The fair value of cash and cash equivalents, short-term investments and accounts receivable approximate their recorded book values as of December 31, 2002 and 2001.

Impairment of Long-Lived Assets

        In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we periodically review the carrying value of our long-lived assets held and used and assets to be disposed of for possible impairment when events and circumstances warrant such a review.

New Accounting Pronouncements

        In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 143, "Accounting for Asset Retirement Obligations". This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of a tangible long-lived asset. SFAS 143 also requires the enterprise to record the contra to the initial obligation as an increase to the carrying amount of the related long-lived asset (i.e., the associated asset retirement costs) and to depreciate that cost over the remaining useful life of the asset. The liability is adjusted at the end of each period to reflect the passage of time (i.e., accretion expense) and changes in the estimated future cash flows underlying the initial fair value measurement. Enterprises are required to adopt SFAS 143 for fiscal years beginning after June 15, 2002. The provisions of the Statement are not expected to have a material impact on the financial condition or results of operations of the Company.

        In October 2001, the FASB issued SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 partially supersedes SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and certain provisions of APB Opinion No. 30 "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 establishes standards for long-lived assets to be disposed of, and redefines the valuation and presentation of discontinued operations. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The adoption of SFAS 144 did not have a material effect on the Company's financial position, results of operations, or cash flows.

        In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS 145 eliminates extraordinary accounting treatment for reporting gain or loss on debt extinguishment, and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS 145 related to the rescission of FASB Statement No. 4 are applicable in fiscal years beginning after May 15, 2002, the provisions related to FASB Statement No. 13 are effective for transactions occurring after May 15, 2002, and all other provisions are effective for financial statements issued on or after May 15, 2002; however, early application is encouraged. Debt extinguishments reported as extraordinary items prior to scheduled or early adoption of SFAS 145 would be reclassified in most cases following adoption. Management does not expect the adoption of SFAS 145 to have a material effect on the Company's financial position, results of operations, or cash flows.

        In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. The requirements of SFAS 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002; however, early application is encouraged. Management does not expect the adoption of SFAS 146 to have a material effect on the Company's financial position, results of operations, or cash flows.

        In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this statement is not expected to have a significant impact on the financial condition or results of operations of the Company.

        In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation—Transition and Disclosure". SFAS 148 amends SFAS 123 "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years beginning after December 15, 2002. The expanded annual disclosure requirements and the transition provisions are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. Management does not expect the adoption of SFAS 148 to have a material effect on the Company's financial position, results of operations, or cash flows.

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

        Due to the Company's net loss in 2001 the incremental shares issuable from warrants and options were anti-dilutive and, accordingly, not considered in the calculation.

3. INVENTORIES:

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

(unaudited)
2003	$825,000
2004	300,000
2005	300,000
2006	75,000

Total	1,500,000
Less—current portion	825,000

Non-current portion of license agreement	675,000

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

8. SHAREHOLDERS' EQUITY:

Preferred Stock

        Preferred stock consists of 1,000,000 shares, par value $1 per share, which may be issued in series from time to time with such designation, rights, preferences and limitations as the Board of Directors of the Company may determine by resolution. Any and all such rights that may be granted to preferred stockholders may be in preference to common stockholders. During 1996, the Company sold 10,500 shares of 8% Convertible Redeemable Preferred Stock (the "8% Preferred Stock") in a private placement. The 8% Preferred Stock had a liquidation preference of $100 per share plus all outstanding and unpaid dividends and was redeemable at the discretion of the Company for the amount of the liquidation value after one year from issuance date provided certain stipulations were met. The 8% Preferred Stock was convertible at the option of the holder into the number of common shares obtained by dividing the liquidation value by the $3.71 per share conversion price, subject to adjustment. Holders of the 8% Preferred Stock voted on a fully converted basis with the holders of common stock and, in the event of certain dividend arrearages, had the right to elect a director to the Company's Board. During 1997, 4,000 shares of the 8% Preferred Stock were converted into common stock at a conversion price of $4.00 per share; 6,500 shares remained outstanding at the end of 2001. On July 17, 2001 the 6,500 shares plus dividends in arrears were converted to 428,447 shares of common stock.

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

Warrants and Options

        In connection with the initial Sinclair investment discussed above, the Company executed various agreements dated January 27, 1999, giving Sinclair the right to purchase up to 8,719,225 shares of the Company's common stock. Of these warrants, Sinclair may purchase 2,000,000 shares at an exercise price of $3.00 per share based on a vesting schedule that ended January 2001. In addition, 719,225 anti-dilution warrants were issued to Sinclair to purchase the Company's stock at $3.00 per share (subject to adjustment based on a formula defined in the related warrant agreement), and 6,000,000 warrants which are exercisable only upon the Company achieving increased product sales or sales of products with new technology. These warrants may be exercised at prices ranging from $3.00 to $6.00 per share. The expiration date of all warrants mentioned above is January 26, 2006. At December 31, 2002, Sinclair had 8,644,225 warrants to purchase the Company's common stock. Under terms of the recapitalization plan approved December 20, 2002 and completed January 2003, the warrants were terminated.

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

        The Company applies Accounting Principles Board (APB) Opinion 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its option plans. Had compensation cost for the Company stock-based plans been determined based on the fair value at the grant date for awards consistent with the method of SFAS No. 123 "Accounting for Stock-Based Compensation", the Company's operating results and per share amounts would have been the pro forma amounts indicated below:

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

        A summary of the awards under the Company's stock option plans during the years ended December 31, 2002 and 2001 is presented below:

	December 31, 2002		December 31, 2001
	Shares	Weighted Average Exercise Price	Shares		Weighted Average Exercise Price
	(unaudited)		(unaudited)
Outstanding at the beginning of year—	1,014,300	$2.68	1,153,800	(*)	$2.61
Granted	—	—	—		—
Exercised	—	—	—		—
Rescinded/forfeited	(55,000)	(2.34)	(139,500)		(2.12)

Outstanding at year end	959,300	$2.70	1,014,300		$2.68

Options exercisable at year end	654,266	$2.65	542,500		$2.59

Weighted average fair value of options granted during the year	—	N/A	—		N/A

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

        The Company's tax loss carryforwards, which begin to expire in 2011, totaled approximately $26,495,000 and $24, 300,000 at December 31, 2002 and 2001, respectively.

10. RELATED PARTY:

        As discussed in Note 8, on January 27, 1999, Sinclair invested $4,300,000 in the Company in return for 1,431,333 shares of the Company's common stock and warrants to purchase up to an aggregate of 8,719,225 shares over a term of up to seven years at prices ranging from $3.00 to $6.00 per share. Sinclair also acquired an additional 800,000 shares of common stock previously held by outside investors. On December 20, 1999, the Company committed to issue 112,000 shares to Sinclair with respect to the terms of a Guaranty and Lease Compensation Agreement (see discussion below). As of December 31, 2000, the Company is obligated to issue 589,506 shares to Sinclair with respect to the terms of the Guaranty and Lease Compensation Agreement. As of December 31, 2002 and 2001,

Sinclair held an aggregate of 2,418,333 shares of the Company's common stock, representing approximately 32.64% of issued common stock assuming no warrants are exercised.

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

        During November 1999, we entered into a sub-lease agreement with Sinclair for our manufacturing facility. Under the terms of this agreement, we compensated Sinclair on the lease execution date, $70,000 payable in the form of our common stock and also on each lease anniversary date $70,000 payable in the form of our common stock. Under terms of the recapitalization plan, this agreement was amended to make the $70,000 payments in 2002 through 2005 payable in cash. Subsequent payments can be made in cash or stock at Acrodyne's discretion. There were no payments made in 2002 as required in the sub-lease agreement. Past due amounts through September 2002 were exchanged for common stock in January 2003 (see note 13).

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

        In the first quarter of 2001 it was determined by Sinclair that in order for Sinclair to meet its SEC public financial filing requirements, Acrodyne would have to accelerate their audit schedule. Sinclair agreed to pay $150,000 of Acrodyne's audit fees for the year ended 2000, in order to meet its expedited schedule.

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

        In addition, included in the current portion of capital lease obligation and other current liabilities are $1,150,259 in 2002 and $641,479 in 2001 of amounts payable to Sinclair that have been deferred under the capital lease and license fee obligations.

11. COMMITMENTS AND CONTINGENCIES:

        During September 2000, the Company entered into a sublease agreement with Sinclair (see Note 9) for the lease of its headquarters and manufacturing facility, which was occupied during November 2000. Minimum lease payments due under capital leases are as follows:

(unaudited)
2003	$625,259
2004	448,103
2005	505,342
2006	518,779
2007	532,621
2008 and thereafter	4,591,451

7,221,555
Less—amount representing interest	2,895,258

Present value of obligation	4,326,297
Less—current portion	625,259

Noncurrent obligations under capital leases	$3,701,038

        Future minimum lease payments under noncancellable operating leases are as follows:

(unaudited)
2003	$23,071
2004	23,071
2005	23,071
2006	23,071

$92,284

12. LEGAL PROCEEDINGS

        In September 2000, we were named as defendant, along with two of our directors, in four class action lawsuits filed in the United States District Court for the District of Maryland (Northern Division). These four lawsuits were consolidated into a single lawsuit (the "Lawsuit"). The Lawsuit asserted that we issued false and misleading financial statements. On April 9, 2001, we reached a settlement (the "Settlement") with plaintiffs' counsel. The Settlement required us to issue plaintiffs five (5) year warrants to purchase One Million Six Hundred Thousand (1,600,000) shares of our voting common stock at an exercise price of One Dollar ($1.00) per share and to pay the class plaintiffs Seven Hundred Fifty Thousand Dollars ($750,000). The cash portion of the Settlement was funded by our officers' and directors indemnity insurance policy. As a result of the Settlement, during the three months ended March 31, 2001, the Company recorded a charge to operations of $336,000 which represented the fair value of the warrants issued.

        The SEC conducted an investigation of the facts and circumstances that required the company's financial statements and filings to be restated for the year ending 1999 and the first two quarters of 2000. Acrodyne cooperated fully with the investigation and supplied documents to assist in the SEC investigation. Several former employees, a current employee of the company, as well as a Sinclair employee were subpoenaed and testified before attorneys for the SEC.

        On March 6, 2003 the SEC issued a cease and desist order against Acrodyne. The Commission found that "Acrodyne materially misstated figures reported for its inventory, cost of sales, revenue, gross profit, and net loss in its financial statements for the year ended December 31, 1998; the first three quarters of 1999; the year ended December 31, 1999; and the first quarter of 2000. Acrodyne included its misleading financial results in press releases and its filings with the Commission relating to these periods". Further the Commission found, "Acrodyne was unable to properly value its products because of the incomplete and outdated cost data it maintained. In addition, starting in the second quarter of 1999, Acrodyne made unsupported adjustments to its sales and inventory accounts to bring Acrodyne's financial statements in line with the gross margin percentage it had budgeted for the period. Acrodyne knew or acted recklessly with respect to its faulty cost accounting." Further, as part of their investigation, the SEC fined Acrodyne's former CEO $50,000, a former CFO $10,000, and a former Controller and CFO $10,000. In exchange for cancellation of a termination of service agreement, Acrodyne had previously agreed to pay legal fees and penalties for the former CEO. The fine of $50,000 was paid by Acrodyne in 2003, per that agreement.

13. SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

		2002
				Basic and Diluted Net Per Share Income
	Revenues	Gross Profit	Net Income
1/st/ Quarter	$5,821,637	$1,344,324	$81,693	$0.01
2/nd/ Quarter	5,865,893	1,842,667	114,883	0.02
3/rd/ Quarter	6,263,473	1,677,669	61,537	0.01
4/th/ Quarter	8,113,181	1,940,888	131,215	0.01

	$26,064,184	$6,805,548	$389,328	$0.05

		2001
			Net Income (Loss)	Basic and Diluted Net Income (Loss) Per Share
	Revenues	Gross Profit
1/st/ Quarter	$2,226,178	$242,787	$(1,431,943)	$(0.21)
2/nd/ Quarter	672,334	(79,165)	(1,879,220)	(0.27)
3/rd/ Quarter	4,740,062	1,683,528	546,887	0.07
4/th/ Quarter	6,256,687	2,246,652	195,072	0.03

	$13,895,261	$4,093,802	$(2,569,204)	$(0.39)

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
  In exchange for the items described above, 20,350,000 shares of the Company's common stock was issued

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

	Historical	Adjustments		Pro Forma
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$312,921	$1,000,000	(c)	$1,312,921
Accounts receivable, net of allowance for doubtful accounts of $38,600	2,204,044			2,204,044
Inventories, net	3,271,066			3,271,066
Prepaid assets and deposits	78,998			78,998

Total current assets	5,867,029	1,000,000		6,867,029
PROPERTY, PLANT AND EQUIPMENT, net	3,407,611			3,407,611
LICENSE AGREEMENT, net of accumulated amortization of $825,000	675,000			675,000

Total assets	$9,949,640	$1,000,000		$10,949,640

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
Line of credit—related party	$5,133,759	$(5,133,759	)(a)	$0
Subordinated debenture—related party	2,000,000	(2,000,000	)(a)	0
Current portion of capital lease obligations	625,259	(468,616	)(a)	156,643
Accounts payable	2,353,444			2,353,444
Accrued expenses	2,176,782			2,176,782
Customer advances	3,014,996			3,014,996
Other current liabilities	1,891,878	(1,600,167	)(a)	291,711

Total current liabilities	17,196,118	(9,202,542)		7,993,576
CAPITAL LEASE OBLIGATIONS, net of current portion	3,701,038			3,701,038
LICENSE FEE PAYABLE—long term	675,000	(675,000	)(a)	0
NON-COMPETE LIABILITY	731,231			731,231

Total liabilities	22,303,387	(9,877,542)		12,425,845

SHAREHOLDERS' DEFICIT:
Common stock, par value $.01; 7,409,608 and 27,759,608 issued and outstanding, respectively	74,096	203,500	(f)	277,596
Additional paid-in capital	22,071,641	10,674,042	(f)	32,745,683
Accumulated deficit	(34,499,484)			(34,499,484)

Total shareholders' deficit	(12,353,747)	10,877,542		(1,476,205)

Total liabilities and shareholders' deficit	$9,949,640	$1,000,000		$10,949,640

        This recapitalization plan was completed in January of 2003, raising Sinclair's ownership to approximately 82.4% of Acrodyne's issued and outstanding common stock.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Acrodyne Communications, Inc.:

        We have audited the accompanying consolidated balance sheets of Acrodyne Communications, Inc. (a Delaware corporation) and subsidiary as of December 31, 2000, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

ACRODYNE COMMUNICATIONS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2001	2000
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,687	$86,959
Accounts receivable, net of allowance for doubtful accounts of $500,000 and $389,000 at December 31, 2001 and 2000, respectively	1,466,788	944,225
Inventories, net	1,281,512	2,286,887
Prepaid assets	44,955	58,555
Other current assets	—	500,524

Total current assets	2,810,942	3,877,150
PROPERTY, PLANT AND EQUIPMENT, net	3,771,969	4,150,926
LICENSE AGREEMENT, net of accumulated amortization of $525,000 and $225,000 at December 31, 2001 and 2000, respectively	975,000	1,275,000

TOTAL ASSETS	$7,557,911	$9,303,076

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Line of credit—related party	$5,133,759	$1,158,753
Subordinated debenture—related party	2,000,000	2,000,000
Accounts payable	1,946,907	1,737,230
Accrued expenses	1,185,828	1,420,094
Customer advances	2,879,995	4,723,430
Current portion of capital lease obligations	116,478	9,494
Deferred revenue	14,103	2,290,085
Other current liabilities	1,445,016	651,000

Total current liabilities	14,722,086	13,990,086
CAPITAL LEASE OBLIGATIONS, net of current portion	3,757,987	3,776,948
LICENSE FEE PAYABLE—long term	975,000	1,200,000
NON-COMPETE LIABILITY	845,912	845,912

Total liabilities	20,300,985	19,812,946
SHAREHOLDERS' EQUITY (DEFICIT):
Convertible, redeemable, 8% preferred stock, par value $1.00; 1,000,000 shares authorized; 6,500 shares issued and outstanding at December 31, 2000	—	6,500
Common stock, par value $.01; 30,000,000 shares authorized; 7,409,608 and 6,981,161 shares issued and outstanding at December 31, 2001 and 2000, respectively	74,096	69,812
Additional paid-in capital	22,071,641	21,496,778
Accumulated deficit	(34,888,811)	(32,082,960)

Total shareholders' equity (deficit)	(12,743,074)	(10,509,870)
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$7,557,911	$9,303,076

The accompanying notes are an integral part of these consolidated financial statements.

ACRODYNE COMMUNICATIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2001	2000
	(unaudited)	(audited)
NET SALES
Related party sales, net	$8,795,294	$2,591,364
Other sales, net	5,099,967	4,304,465

	13,895,261	6,895,829
COST OF SALES	9,801,459	8,729,960

Gross profit (loss)	4,093,802	(1,834,131)
OPERATING EXPENSES
Engineering	2,052,644	1,701,258
Selling	1,069,504	1,162,202
Administration	2,557,414	3,034,253
Amortization of intangible assets	300,000	340,749
Goodwill and non-compete write-off	—	4,144,284

	5,979,562	10,382,746

Operating loss	(1,885,760)	(12,216,877)
OTHER (EXPENSES) INCOME
Interest expense, net	(854,919)	(775,020)
Other income, net	171,475	7,711

Loss before income taxes	(2,569,204)	(12,984,186)
INCOME TAXES	—	—

NET LOSS	(2,569,204)	(12,984,186)
Dividends on 8% convertible redeemable preferred stock	(28,056)	(52,000)
Inducement to convert preferred to common shares	(208,591)	—

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(2,805,851)	$(13,036,186)

NET LOSS PER COMMON SHARE—BASIC AND DILUTED	$(0.39)	$(1.84)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—BASIC AND DILUTED	7,177,189	7,097,789

The accompanying notes are an integral part of these consolidated financial statements.

ACRODYNE COMMUNICATIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2001 (UNAUDITED) AND 2000 (AUDITED)

	Preferred Stock		Common Stock
					Additional Paid-In Capital	Accumulated Deficit	Total Shareholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
BALANCE AT DECEMBER 31, 1999	6,500	$6,500	6,906,161	$69,062	$21,019,028	$(19,098,774)	$1,995,816
Lease and loan guarantee payable in stock (Note 7)	—	—	—	—	305,500	—	305,500
Exercise of warrants	—	—	75,000	750	224,250	—	225,000
Dividends on preferred stock	—	—	—	—	(52,000)	—	(52,000)
Net loss	—	—	—	—	—	(12,984,186)	(12,984,186)

BALANCE AT DECEMBER 31, 2000	6,500	$6,500	6,981,161	$69,812	$21,496,778	$(32,082,960)	(10,509,870)
Warrants issued to settle lawsuit	—	—	—	—	336,000	—	336,000
Conversion of Preferred to common stock	(6,500)	(6,500)	189,410	1,894	4,606	—	—
Stock dividend	—	—	28,339	283	27,773	(28,056)	—
Inducement to convert preferred to common stock	—	—	210,698	2,107	206,484	(208,591)	—
Net loss	—	—	—	—	—	(2,569,204)	(2,569,204)

BALANCE AT DECEMBER 31, 2001	—	$—	7,409,608	$74,096	$22,071,641	$(34,888,811)	$(12,743,074)

The accompanying notes are an integral part of these consolidated financial statements.

ACRODYNE COMMUNICATIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2001	2000
	(unaudited)	(audited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,569,204)	$(12,984,186)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	708,560	654,471
Issuance of warrants for legal proceedings	336,000	—
Provision for lease and loan guarantee	—	305,500
Provision for bad debts	78,903	341,483
Write-off of goodwill and non-compete agreement	—	4,144,284
Changes in assets and liabilities:
Accounts receivable	(601,466)	(84,440)
Inventories	1,005,375	912,662
Prepaid and other current assets	514,124	9,029
Accounts payable	209,677	(64,653)
Accrued expenses and other liabilities	559,750	1,498,861
Deferred revenue	(2,275,982)	1,471,173
Customer advances	(1,843,435)	1,489,468

Net cash used in operating activities	(3,877,698)	(2,306,348)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(29,603)	(117,799)
Sale (purchase) of short-term investment	—	200,000

Net cash (used in) provided by investing activities	(29,603)	82,201

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance and exercise of warrants	—	225,000
Borrowings (Repayments) under line of credit	3,838,029	(454,651)
Borrowings under debenture	—	2,000,000
Capital lease (repayments)	—	(72,193)
Preferred dividends	—	(52,000)

Net cash provided by financing activities	3,838,029	1,646,156

Net decrease in cash and cash equivalents	(69,272)	(577,991)
Cash and cash equivalents at beginning of year	86,959	664,950

CASH AND CASH EQUIVALENTS AT END OF YEAR	$17,687	$86,959

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$168,173

Property and Equipment acquired through capital leases	$—	$3,776,667

Dividends paid in Company Stock	$28,056	$—

Funding of Capital Lease—related party	$136,977	$—

The accompanying notes are an integral part of these consolidated financial statements.

ACRODYNE COMMUNICATIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001 (UNAUDITED) AND 2000 (AUDITED)

1. BACKGROUND:

Organization

        Acrodyne Holdings, Inc. (the "Company"), a Delaware corporation, was formed in May 1991. In 1995, the Company changed its name to Acrodyne Communications, Inc. The Company operates in one industry segment—the design, manufacture and marketing of television broadcast transmitters, which are sold in the United States and internationally.

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

        Since the acquisition of Acrodyne Industries in 1994, the Company has incurred significant losses including net losses of $2,569,204 and $12,984,186 in 2001 and 2000, respectively. In addition, the Company has generated operating cash flow deficits of $3,877,698 and $2,306,348 in 2001 and 2000, respectively. These losses and cash flow deficits have been funded primarily with proceeds from the sale of equity securities, borrowings, and customer advances. Sinclair purchased and exercised warrants for $225,000 in 2000 and provides a $2,000,000 subordinated debenture and the Company's Credit Facility (see Note 6). As of December 31, 2001, Sinclair owned 32.6% of the Company's common stock and has warrants to purchase 8,644,225 additional shares (see Notes 7 and 9), which represented 60.4% of the Company on a fully diluted basis.

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

        The Company's ability to continue as a going concern depends upon: (1) market acceptance of the Company's new digital product; (2) the Company's ability to generate sufficient revenues to achieve and sustain positive cash flow; and (3) the Company's ability to raise the necessary capital to fund operating needs and finance the planned investment. The factors noted above raise substantial doubt concerning the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

Fair Value of Financial Instruments

        The Company's consolidated financial instruments include cash and cash equivalents, short-term investments, accounts receivable, capital leases and debt. The fair value of cash and cash equivalents, short-term investments and accounts receivable approximate their recorded book values as of December 31, 2001 and 2000. Because of the uncertainty regarding the Company described in Note 1, it is not practical to estimate the fair value of the capital leases and debt.

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

New Accounting Pronouncements

        The Financial Accounting Standards Board's Emerging Issues Task Force released Issue 00-10 "Accounting for Shipping and Handling Fees and Costs," which requires amounts charged to customers for shipping and handling to be classified as revenue and the related costs to be classified as cost of sales. Issue 00-10 was applicable no later than the fourth quarter of fiscal years beginning after December 15, 1999, and was adopted by the Company in 2000. As a result of the adoption of Issue 00-10, the Company classified approximately $58,000 and $135,000 of charges to customers for shipping and handling as net sales within the accompanying consolidated statement of operations for the years ended December 31, 2001 and 2000, respectively. This policy had no effect on the Company's consolidated financial position or results of operations.

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

        Management believes the adoption of SFAS 141 and 142 will not have a material impact on the Company's financial position or results of operations.

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

        Due to the Company's net loss in 2001 and 2000, the incremental shares issuable in connection with convertible preferred stock, stock options and warrants were anti-dilutive and, accordingly, are not considered in the calculation (see Note 7).

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

        In connection with the 1994 acquisition of Acrodyne Industries (see Note 1), the Company recorded goodwill totaling $4,711,274 representing the excess of purchase price over the fair value of net assets acquired. Prior to being written off in 2000, goodwill was amortized on a straight-line basis over 30 years. Amortization charged to expense during the year ended December 31, 2000 amounted to $78,249.

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

        During 1996, the Company sold 10,500 shares of 8% Convertible Redeemable Preferred Stock (the "8% Preferred Stock") in a private placement. The 8% Preferred Stock had a liquidation preference of $100 per share plus all outstanding and unpaid dividends and was redeemable at the discretion of the Company for the amount of the liquidation value after one year from issuance date provided certain stipulations were met. The 8% Preferred Stock was convertible at the option of the holder into the number of common shares obtained by dividing the liquidation value by the $3.71 per share conversion price, subject to adjustment. Holders of the 8% Preferred Stock voted on a fully converted basis with the holders of common stock and, in the event of certain dividend arrearages, had the right to elect a director to the Company's Board. During 1997, 4,000 shares of the 8% Preferred Stock were converted into common stock at a conversion price of $4.00 per share; 6,500 shares remained outstanding at the end of 2000. On July 17, 2001 the 6,500 shares plus dividends in arrears were converted to 428,447 shares of common stock.

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

        In addition, 719,225 anti-dilution warrants to purchase the Company's stock at $3.00 per share (subject to adjustment based on a formula defined in the related warrant agreement), and 6,000,000 warrants which are exercisable only upon the Company achieving increased product sales or sales of products with new technology. These warrants may be exercised at prices ranging from $3.00 to $6.00 per share. The expiration date of all warrants mentioned above is January 26, 2006. At December 31, 2001, Sinclair had 8,644,225 warrants to purchase the Company's common stock.

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

        The Company applies Accounting Principles Board (APB) Opinion 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its option plans. Had compensation cost for the Company stock-based plans been determined based on the fair value at the grant date for awards consistent with the method of SFAS No. 123"Accounting for Stock-Based Compensation", the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

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

        A summary of the awards under the Company's stock option plans during the years ended December 31, 2001 and 2000 is presented below:

	December 31, 2001
			December 31, 2000
		Weighted Average Exercise Price
	Shares		Shares	Weighted Average Exercise Price
	(unaudited)		(audited)
Outstanding at the beginning of year—	1,153,800	$2.59	1,165,000	$3.03
Granted	—	—	641,300	2.61
Exercised	—	—	—	—
Rescinded/forfeited	(139,500)	(2.12)	(662,500)	(3.34)

Outstanding at year end	1,014,300	$2.73	1,143,800	$2.59

Options exercisable at year end	542,500	$2.55	517,500	$2.54

Weighted average fair value of options granted during the year	—	N/A	—	$1.61

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

        The Company's tax loss carryforwards, which begin to expire in 2011, totaled approximately $24,300,000 and $22,800,000 at December 31, 2001 and 2000, respectively.

9. RELATED PARTY:

        As discussed in Note 7, on January 27, 1999, Sinclair invested $4,300,000 in the Company in return for 1,431,333 shares of the Company's common stock and warrants to purchase up to an aggregate of 8,719,225 shares over a term of up to seven years at prices ranging from $3.00 to $6.00 per share. Sinclair also acquired an additional 800,000 shares of common stock previously held by outside investors. On December 20, 1999, the Company committed to issue 112,000 shares to Sinclair with respect to the terms of a Guaranty and Lease Compensation Agreement (see discussion below). As of December 31, 2000, the Company is obligated to issue 589,506 shares to Sinclair with respect to the terms of the Guaranty and Lease Compensation Agreement. As of December 31, 2001 and 2000,

Sinclair held an aggregate of 2,418,333 shares of the Company's common stock, representing approximately 32.64% and 34.6%, respectively, of issued common stock assuming no warrants are exercised.

        During November 1999, the Company entered into a Guaranty and Lease Compensation Agreement (the "Guaranty Agreement") with Sinclair, intended to be effective September 16, 1999. In connection with the $2,500,000 Credit Facility discussed in Note 6, the bank required, as a condition of the loan, that Sinclair unconditionally and irrevocably guarantee all of the Company's obligation with respect to the Credit Facility. Under the Guaranty Agreement and as compensation to Sinclair for the guarantee, the Company committed to provide Sinclair the following: (1) $200,000 payable in Company common stock (based upon the closing price as quoted on September 16, 1999), and (2) on October 1, 2000 and payable each year thereafter until the bank no longer requires the guarantee from Sinclair, the Company shall pay Sinclair an amount equal to the average of the line of credit outstanding balances as of the last day of each of the preceding twelve months (not to be less than $1,700,000) multiplied by 12.5% and payable in the form of Company common stock. The $200,000 due Sinclair under the terms of the guarantee was capitalized and was amortized as interest expense over the guarantee period. Of the $200,000 related to this guarantee, $0 and $150,000 were recorded as interest expense during 2001 and 2000, respectively.

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

        In the first quarter of 2001 it was determined by Sinclair that in order for Sinclair to meet their SEC public financial filing requirements that Acrodyne would have to accelerate their audit schedule. Sinclair agreed to pay $150,000 of Acrodyne's audit fees for the year ended 2000, in order to meet the expedited schedule.

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

        See Note 1 regarding a proposed Recapitalization Plan involving Sinclair.

10. COMMITMENTS AND CONTINGENCIES (UNAUDITED):

        During September 1999, the Company entered into a sublease agreement with Sinclair (see Note 9) for the lease of its headquarters and manufacturing facility, which was occupied during November 2000. Rent expense was $4,502 and $278,822 for the years ended December 31, 2001 and 2000, respectively. Minimum lease payments due under capital leases are as follows:

2002	$416,374
2003	427,553
2004	448,103
2005	505,342
2006	518,779
2007 and thereafter	5,331,485

$7,647,636
Less—amount representing interest	3,773,171

Present value of obligation	3,874,465
Less—current portion	116,478

Non-current obligations under capital leases	$3,757,987

        Future minimum lease payments under non-cancelable operating leases are as follows:

2002	$23,071
2003	23,071
2004	23,071
2005	23,071
2006	—

$92,284

11. LEGAL PROCEEDINGS (UNAUDITED):

        In September 2000, we were named as defendant, along with two of our directors, in four class action lawsuits filed in the United States District Court for the District of Maryland (Northern Division). These four lawsuits were consolidated into a single lawsuit (the "Lawsuit"). The Lawsuit asserted that we issued false and misleading financial statements. On April 9, 2001, we reached a settlement (the "Settlement") with plaintiffs' counsel. The Settlement required us to issue plaintiffs five (5) year warrants to purchase One Million Six Hundred Thousand (1,600,000) shares of our voting common stock at an exercise price of One Dollar ($1.00) per share and to pay the class plaintiffs Seven Hundred Fifty Thousand Dollars ($750,000). The cash portion of the Settlement was funded by our officers' and directors indemnity insurance policy. The settlement; certified the Lawsuit as a class action; defined those entitled to be included as plaintiffs in the Lawsuit; identified the period during which claims arose; identified a lead plaintiff; set a date of June 26, 2001 as the date for a "Settlement Fairness Hearing;" reserved its right to review the Settlement and/or enter a final judgment approving the Settlement and dismissing the Lawsuit; established a mailing date of April 27, 2000 for plaintiffs' counsel to cause a "Notice and Proof of Claim and Release Form" to be mailed to the class member plaintiffs; approved the form of "Publication Notice" of the pendency of the Lawsuit and Settlement; established a date of not later than August 24, 2001 for receipt of a properly executed "Proof of Claim and Release Form" for those plaintiffs entitled to participate in the Settlement; set certain conditions precedent to the acceptance of the "Proof of Claim and Release Form;" established the date of June 11, 2001 as the final day for any class plaintiff to request exclusion from the Settlement class; and set the date for considering comments and/or objections to the Settlement, "Plan of Allocation," or the award of attorneys' fees and reimbursement of expenses as of June 11, 2001. On June 26, 2001, the Court (i) found the Settlement to be fair, reasonable, and adequate and in the best interests of the parties; (ii) settled, released, discharged and dismissed with prejudice the cases against the defendants; (iii) determined that neither the settlement nor any of the documents or statements associated therewith are, or shall be construed as, a concession or admission by the defendants of the existence of any damages or wrongdoing; and (iv) awarded the plaintiffs' counsel 25% of the gross amount of the Settlement fund as attorneys' fees, which amount is to be paid out of the Settlement fund. As a result of the Settlement, during the three months ended March 31, 2001, the Company recorded a charge to operations of $336,000 which represented the fair value of the warrants issued.

        The SEC is currently conducting an investigation of the facts and circumstances that required the company's financial statements and filings to be restated for the year ending 1999 and the first two quarters of 2000. Acrodyne has not been charged with any wrongdoing, is cooperating fully with the investigation, and has supplied documents to assist in the SEC investigation. Several former employees, a current employee of the company, as well as a Sinclair employee have been subpoenaed and testified before attorneys for the SEC. The duration, facts, and outcome of the investigation can not be estimated by the company at this time.

12. SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Year ended December 31, 2001
	Net Sales	Year Gross Profit (Loss)	Net Income (Loss)	Basic and Diluted Net Income (Loss) Per Share
1st Quarter	$2,226,178	$242,787	$(1,431,943)	$(0.21)
2nd Quarter	672,334	(79,165)	(1,879,220)	(0.27)
3rd Quarter	4,740,062	1,683,528	546,887	0.07
4th Quarter	6,256,687	2,246,652	195,072	0.03

Total	$13,895,261	$4,093,802	$(2,569,204)	$(0.39)

	Year ended December 31, 2000
	Net Sales	Year Gross Loss	Net Loss	Basic and Diluted Net Loss Per Share
1st Quarter(Loss)	$2,224,060	$(187,851)	$(1,457,464)	$(0.21)
2nd Quarter	954,205	(100,869)	(1,757,463)	(0.25)
3rd Quarter	1,805,406	(1,316,174)	(7,356,063)	(1.06)
4th Quarter	1,912,158	(229,237)	(2,413,206)	(0.35)

Total	$6,895,829	$(1,834,131)	$(12,984,196)	$(1.84)

SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES

INDEX TO SCHEDULES

Report of Independent Public Accountants	S-2
Schedule II—Valuation and Qualifying Accounts	S-3

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

Baltimore, Maryland,
February 10, 2003

SCHEDULE II

SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002

(in thousands)

Allowance for doubtful accounts in:	Balance at Beginning Of Period	Charged to Cost and Expenses	Charged to Other Accounts(1)	Deductions	Balance at End of Period
2000	5,016	3,494	75	2,676	5,909
2001	5,909	4,259	(69)	3,877	6,222
2002	6,222	2,890	(1,326)	1,840	5,946

(1)
Amount represents allowance for doubtful account balances related to the acquisition of certain television stations and/or the disposition of certain radio stations.

QuickLinks

  ITEM 1. BUSINESS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 14. CONTROLS AND PROCEDURES
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES INDEX TO FINANCIAL STATEMENTS
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands)
SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (in thousands, except per share data)
SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (in thousands)
SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (in thousands)
SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (in thousands)
SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (in thousands)
SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements December 31, 2002, 2001 and 2000
ACRODYNE COMMUNICATIONS, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS
ACRODYNE COMMUNICATIONS, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATIONS
ACRODYNE COMMUNICATIONS, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT FOR THE YEARS ENDED DECEMBER 31, 2002 (UNAUDITED) AND 2001 (UNAUDITED)
ACRODYNE COMMUNICATIONS, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS
ACRODYNE COMMUNICATIONS, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2002 (UNAUDITED) AND 2001 (UNAUDITED)
ACRODYNE COMMUNICATIONS, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS December 31, 2002 (unaudited)
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
ACRODYNE COMMUNICATIONS, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS
ACRODYNE COMMUNICATIONS, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATIONS
ACRODYNE COMMUNICATIONS, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) FOR THE YEARS ENDED DECEMBER 31, 2001 (UNAUDITED) AND 2000 (AUDITED)
ACRODYNE COMMUNICATIONS, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS
ACRODYNE COMMUNICATIONS, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2001 (UNAUDITED) AND 2000 (AUDITED)
SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES INDEX TO SCHEDULES
REPORT OF INDEPENDENT AUDITORS
SCHEDULE II SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002 (in thousands)