Form 10-Q
period 2003-03-31
SINCLAIR BROADCAST GROUP INC
filed 2003-05-15
CIK 912752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003

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

Yes ☒        No☐

As of May 8, 2003, there were 43,898,320 shares of Class A Common Stock, $.01 par value; 41,705,678 shares of Class B Common Stock, $.01 par value; and 3,450,000 shares of Series D Preferred Stock, $.01 par value, convertible into 7,561,644 shares of Class A Common Stock at a conversion price of $22.813 per share; of the Registrant issued and outstanding.

In addition, 2,000,000 shares of $200 million aggregate liquidation value 11 5/8% High Yield Trust Offered Preferred Securities of Sinclair Capital, a subsidiary trust of Sinclair Broadcast Group, Inc. are issued and outstanding.

SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES

Form 10-Q

For the Quarter Ended March 31, 2003

SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2003	December 31, 2002
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$49,690	$5,327
Accounts receivable, net of allowance for doubtful accounts	127,018	147,002
Current portion of program contract costs	60,569	76,472
Refundable income taxes	2,481	38,906
Prepaid expenses and other current assets	11,837	20,807
Deferred barter costs	3,573	2,539
Deferred tax assets	7,627	6,001
Total current assets	262,795	297,054

PROGRAM CONTRACT COSTS, less current portion	40,594	51,229
LOANS TO AFFILIATES	1,467	1,489
PROPERTY AND EQUIPMENT, net	335,784	337,250
OTHER ASSETS	109,262	91,119
GOODWILL	1,123,080	1,122,982
BROADCAST LICENSES	429,928	429,928
DEFINITE-LIVED INTANGIBLE ASSETS, net	271,182	275,722
Total Assets	$2,574,092	$2,606,773

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,464	$15,573
Accrued liabilities	62,205	64,165
Notes payable, capital leases and commercial bank financing – current portion	329	292
Notes and capital leases payable to affiliates – current portion	4,157	4,157
Current portion of program contracts payable	114,613	121,396
Deferred barter revenues	3,707	2,971
Total current liabilities	194,475	208,554
LONG-TERM LIABILITIES:
Notes payable, capital leases and commercial bank financing, less current portion	1,525,915	1,518,690
Notes and capital leases payable to affiliates, less current portion	28,130	28,831
Program contracts payable, less current portion	107,376	124,658
Deferred tax liability	170,436	173,209
Other long-term liabilities	137,173	138,905
Total liabilities	2,163,505	2,192,847
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES	2,694	2,746
COMMITMENTS AND CONTINGENCIES
COMPANY OBLIGATED MANDATORILY REDEEMABLE SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY KDSM SENIOR DEBENTURES	200,000	200,000
STOCKHOLDERS’ EQUITY:
Series D Preferred Stock, $0.01 par value, 3,450,000 shares authorized, issued and outstanding, liquidation preference of $172,500,000	35	35
Class A Common Stock, $0.01 par value, 500,000,000 shares authorized and 43,847,174 and 43,866,259 shares issued and outstanding, respectively	438	439
Class B Common Stock, $0.01 par value, 140,000,000 shares authorized and 41,705,678 and 41,705,678 shares issued and outstanding, respectively	417	417
Additional paid-in capital	760,704	760,478
Additional paid-in capital deferred compensation	(407)	(551)
Retained deficit	(551,894)	(547,958)
Accumulated other comprehensive loss	(1,400)	(1,680)
Total stockholders’ equity	207,893	211,180
Total Liabilities and Stockholders’ Equity	$2,574,092	$2,606,773

The accompanying notes are an integral part of these unaudited consolidated statements.

SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data) (Unaudited)

	Three Months Ended March 31,
	2003	2002
REVENUES:
Station broadcast revenues, net of agency commissions	$152,481	$144,533
Revenues realized from station barter arrangements	14,117	14,733
Other operating divisions revenue	4,079	1,113
Total revenues	170,677	160,379
OPERATING EXPENSES:
Station production expenses	36,754	33,761
Station selling, general and administrative expenses	34,706	33,681
Expenses recognized from station barter arrangements	12,905	12,842
Amortization of program contract costs and net realizable value adjustments	28,690	29,702
Stock-based compensation expense	592	442
Other operating divisions expenses	5,221	1,628
Depreciation and amortization of property and equipment	11,098	9,720
Corporate general and administrative expenses	5,840	4,937
Amortization of definite-lived intangible assets and other assets	4,857	4,812
Total operating expenses	140,663	131,525
Operating income	30,014	28,854
OTHER INCOME (EXPENSE):
Interest expense and amortization of debt discount and deferred financing costs	(29,802)	(33,589)
Subsidiary trust minority interest expense	(5,973)	(5,973)
Interest income	168	470
Loss on sale of assets	(20)	(48)
Unrealized gain from derivative instrument	1,071	10,925
Loss from extinguishment of debt	—	(1,120)
Income (loss) from equity investments	185	(1,527)
Other income	366	704
Total other income and expense	(34,005)	(30,158)
Loss before income taxes	(3,991)	(1,304)
INCOME TAX BENEFIT	2,643	404
Loss from continuing operations	(1,348)	(900)
Loss from discontinued operations, net of tax benefit of $479	—	(458)
Cumulative effect of change in accounting principle, net of tax benefit of $30,383	—	(566,404)
NET LOSS	(1,348)	(567,762)
PREFERRED STOCK DIVIDENDS	2,588	2,588
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(3,936)	$(570,350)
BASIC EARNINGS (LOSS) PER SHARE:
Loss per common share from continuing operations before discontinued operations and cumulative effect of change in accounting principle	$(0.05)	$(0.04)
Loss per share from discontinued operations	—	$(0.01)
Loss per share from cumulative effect of change in accounting principle	—	$(6.67)
Loss per common share	$(0.05)	$(6.72)
Weighted average common shares outstanding	85,599	84,876
DILUTED EARNINGS PER SHARE:
Loss per common share from continuing operations before discontinued operations and cumulative effect of change in accounting principle	$(0.05)	$(0.04)
Loss per share from discontinued operations	—	$(0.01)
Loss per share from cumulative effect of change in accounting principle	—	$(6.67)
Loss per common share	$(0.05)	$(6.72)
Weighted average common and common equivalent shares outstanding	85,661	85,037

The accompanying notes are an integral part of these unaudited consolidated statements

SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2003

(in thousands) (Unaudited)

	Series D Preferred Stock	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Additional Paid-In Capital – Deferred Compensation	Retained Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
BALANCE, December 31, 2002	$35	$439	$417	$760,478	$(551)	$(547,958)	$(1,680)	$211,180
Dividends paid on Series D Preferred Stock	—	—	—	—	—	(2,588)	—	(2,588)
Class A Common Stock issued pursuant to employee benefit plans and stock options exercised	—	1	—	1,768	—	—	—	1769
Repurchase of 194,500 shares of Class A Common Stock	—	(2)	—	(1,542)	—	—	—	(1,544)
Amortization of deferred compensation	—	—	—	—	144	—	—	144
Net loss	—	—	—	—	—	(1,348)	—	(1,348)
Other comprehensive loss:
Amortization of derivative instruments, net of tax provision of $152	—	—	—	—	—	—	280	280
Comprehensive loss	—	—	—	—	—	—	—	(1,068)
BALANCE, March 31, 2003	$35	$438	$417	$760,704	$(407)	$(551,894)	$(1,400)	$207,893

The accompanying notes are an integral part of these unaudited consolidated statements.

SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands) (Unaudited)

	Three Months Ended March 31,
	2003	2002
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net loss	$(1,348)	$(567,762)
Adjustments to reconcile net loss to net cash flows from operating activities:
Amortization of debt discount (premium)	(128)	25
Depreciation and amortization of property and equipment	11,098	9,964
(Income) loss from equity investments	(185)	1,625
Loss on sale of property	20	48
Amortization of deferred compensation	144	183
Unrealized gain from derivative instruments	(1,071)	(10,925)
Amortization of definite-lived intangible assets and other assets	4,857	4,915
Amortization of program contract costs and net realizable value adjustments	28,690	33,781
Amortization of deferred financing costs	756	1,138
Extinguishment of debt	—	1,036
Loss from cumulative effect of change in accounting principle	—	566,404
Amortization of derivative instruments	414	254
Deferred tax (benefit) provision related to operations	(2,926)	5,509
Net effect of change in deferred barter revenues and deferred barter costs	(298)	(219)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in minority interest	(52)	(1,111)
Decrease in receivables, net	23,233	25,628
Decrease in taxes receivable	36,425	37,207
Decrease in prepaid expenses and other current assets	12,867	673
Decrease in other long term assets	2,560	1,834
Decrease in accounts payable and accrued liabilities	(13,581)	(15,284)
Decrease in other long-term liabilities	(1,237)	(1,142)
Payments on program contracts payable	(26,217)	(27,611)
Net cash flows from operating activities	74,021	66,170
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(12,702)	(9,743)
Payment for acquisition of television station licenses and related assets	(18,000)	(21,168)
Distributions from joint ventures	251	269
Contributions in investments in affiliates	(1,461)	(1,507)
Proceeds from sale of property	108	29
Repayment of note receivable	—	30,257
Receivables from affiliates	(349)	(25)
Proceeds from loans to affiliates	290	6,607
Net cash flows (used in) from investing activities	(31,863)	4,719
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable and commercial bank financing	54,000	300,000
Repayments of notes payable, commercial bank financing and capital leases	(47,000)	(390,000)
Repurchase of Class A common stock	(1,150)	—
Proceeds from exercise of stock options	28	1,275
Deferred financing costs	(468)	(3,179)
Dividends paid on Series D Preferred Stock	(2,588)	(2,588)
Repayments of notes and capital leases to affiliates	(617)	(1,088)
Net cash flows from (used in) financing activities	2,205	(95,580)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	44,363	(24,691)
CASH AND CASH EQUIVALENTS, beginning of period	5,327	32,063
CASH AND CASH EQUIVALENTS, end of period	$49,690	$7,372

The accompanying notes are an integral part of these unaudited consolidated statements

1.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Sinclair Broadcast Group, Inc. and all of its consolidated subsidiaries.  We own and operate, provide sales services, or provide programming and operating services pursuant to local marketing agreements (LMAs) to 62 television stations, in 39 markets throughout the United States.  The financial statements of Cunningham Broadcasting Corporation and G1440, Inc. are consolidated for the three months ending March 31, 2003 and 2002.  The financial statements for Acrodyne Communications, Inc. are consolidated for the three months ended March 31, 2003.

Interim Financial Statements

The consolidated financial statements for the three months ended March 31, 2003 and 2002 are unaudited, but in the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations, and cash flows for these periods.

As permitted under the applicable rules and regulations of the Securities and Exchange Commission, these financial statements do not include all disclosures normally included with audited consolidated financial statements, and, accordingly, should be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 2002 and for the year then ended.  The results of operations presented in the accompanying financial statements are not necessarily representative of operations for an entire year.

Recent Accounting Pronouncements

We adopted SFAS No. 143, Accounting for Asset Retirement Obligations on January 1, 2003.  SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  The adoption of SFAS No. 143 did not have a material effect on our financial statements.

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51 (Interpretation No. 46).  Interpretation No. 46 introduces the variable interest consolidation model, which determines control and consolidation based on potential variability in gains and losses of the entity being evaluated for consolidation.  We do not expect Interpretation No. 46 to have a material impact on our financial statements.

We adopted SFAS No. 145, Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections on January 1, 2003.  SFAS No. 145 requires us to record gains and losses on extinguishment of debt as a component of income from continuing operations rather than as an extraordinary item, and we have reclassified such items for all periods presented.  There are other provisions contained in SFAS No. 145 that we do not expect to have a material effect on our financial statements.   After reclassifying extraordinary item, net loss from continuing operations increased to $0.9 million from $0.2 million and the related loss per share increased to $0.04 per share from $0.03 per share for the three months ended March 31, 2002.

We adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities on January 1, 2003.  SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.  The primary difference between SFAS No. 146 and EITF 94-3 concerns the timing of liability recognition.  The adoption of SFAS No. 146 did not have a material effect on our financial statements.

As of December 2002, we adopted SFAS No. 148, Accounting for Stock-Based Compensation-Transaction and Disclosure, an Amendment of FASB No. 123.  SFAS No. 148 revises the methods permitted by SFAS No. 123 of measuring compensation expense for stock-based employee compensation plans.   We use the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, as permitted under SFAS No. 123.   Therefore, this change did not have a material effect on our financial statements.  SFAS No. 148 requires us to disclose pro forma information related to stock-based compensation, in accordance with SFAS No. 123, on a quarterly basis in addition to the current annual basis disclosure as follows:

Pro Forma Information Related To Stock-Based Compensation

As permitted under SFAS No. 123, Accounting for Stock-Based Compensation, we measure compensation expense for our stock-based employee compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and provides pro forma disclosures of net income and earnings per share as if the fair value-based method prescribed by SFAS No. 123 had been applied in measuring compensation expense.

Had compensation cost for our 2003, 2002 and prior year grants for stock-based compensation plans been determined consistent with SFAS No. 123, our net loss available to common shareholders for these three month periods would approximate the pro forma amounts below (in thousands, except per share data):

	3/31/2003		3/31/2002
	As Reported	Pro-Forma	As Reported	Pro-Forma
Net loss available to common shareholders	$(3,936)	$(5,771)	$(570,350)	$(572,405)
Basic net loss per share	$(0.05)	$(0.07)	$(6.72)	$(6.74)
Diluted net loss per share	$(0.05)	$(0.07)	$(6.72)	$(6.74)

We have computed for pro forma disclosure purposes the value of all options granted during the three months ended March 31, 2003 and 2002, respectively, using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following weighted average assumptions:

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002
Risk-free interest rate	2.82%	4.24%
Expected lives	5 years	5 years
Expected volatility	55%	55%
Weighted Average Fair Value	$4.21	$6.34

Adjustments are made for options forfeited prior to vesting.

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

2.                              ACQUISITIONS AND DISPOSITIONS

WTTV Disposition

On April 18, 2002, we entered into an agreement to sell the television station of WTTV-TV in Bloomington, Indiana and its satellite station, WTTK-TV in Kokomo, Indiana to a third party.  On July 24, 2002, WTTV-TV had net assets and liabilities held for sale of $108.8 million, and we completed such sale for $124.5 million and recognized a gain, net of taxes, of $7.5 million, which was used to pay down indebtedness.  The operating results of WTTV-TV are not included in our consolidated results from continuing operations for the period ended March 31, 2002.  We recorded a net loss from discontinued operations of $458 thousand for the three months ended March 31, 2002.  Since this agreement met all of the criteria for a qualifying plan of sale, the assets and liabilities disposed of by this sale have been classified as “held for sale” on the accompanying consolidated balance sheets presented.  We applied the accounting for the disposal of long-lived assets in accordance with SFAS No. 144 as of January 1, 2002.

Acrodyne Acquisition

On January 1, 2003, we forgave indebtedness owed to us by Acrodyne in the aggregate amount of $9.0 million in exchange for 20.3 million additional shares of Acrodyne common stock.  The terms of the agreement also committed us to an additional investment of $1.0 million, which we funded on January 1, 2003.  As a result of the agreement, we own an 82.5% interest in Acrodyne and beginning January 1, 2003, we have consolidated the financial statements of Acrodyne Communications, Inc., and discontinued accounting for the investment under the equity method of accounting.

Cunningham/WPTT, Inc. Acquisition

On November 15, 1999, we entered into an agreement to purchase substantially all of the assets of television station WCWB-TV, Channel 22, Pittsburgh, Pennsylvania, from the owner of that television station, WPTT, Inc. In December 2001, we received FCC approval and on January 7, 2002, we closed on the purchase of the FCC license and related assets of WCWB-TV for a purchase price of $18.8 million.

On November 15, 1999, we entered into five separate plans and agreements of merger, pursuant to which we would acquire through merger with subsidiaries of Cunningham, television broadcast stations WABM-TV, Birmingham, Alabama, KRRT-TV, San Antonio, Texas, WVTV-TV, Milwaukee, Wisconsin, WRDC-TV, Raleigh, North Carolina, and WBSC-TV (formerly WFBC-TV), Anderson, South Carolina.  The consideration for these mergers is the issuance to Cunningham of shares of our Class A Common voting stock.  In December 2001, we received FCC approval on all the transactions except for WBSC-TV.  Accordingly, on February 1, 2002, we closed on the purchase of the FCC license and related assets of WABM-TV, KRRT-TV, WVTV-TV and WRDC-TV.  The total value of the shares issued in consideration for the approved mergers was $7.7 million.

3.                              COMMITMENTS AND CONTINGENCIES:

Litigation

Lawsuits and claims are filed against us from time to time in the ordinary course of business.  These actions are in various preliminary stages, and no judgements or decisions have been rendered by hearing boards or courts.  Management, after reviewing developments to date with legal counsel, is of the opinion that the outcome of such matters will not have a material adverse effect on our consolidated financial position, consolidated results of operations or consolidated cash flows.

Operating Leases

At March 31, 2003 and at December 31, 2002, we had an outstanding letter of credit of $1.06 million under our revolving credit facility.  The letter of credit acts as a guarantee of lease payments for the property occupied by WTTA-TV in Tampa, FL pursuant to the terms and conditions of the lease agreement.

Affiliation Agreements

Sixty of the 62 television stations that we own and operate or to which we provide programming services or sales services, currently operate as affiliates of FOX (20 stations), WB (19 stations), ABC (8 stations), NBC (4 stations), UPN (6 stations) or CBS (3 stations).  The remaining two stations are independent.  The networks produce and distribute programming in exchange for each station’s commitment to air the programming at specified times and for commercial announcement time during the programming.  In addition, networks other than FOX pay each affiliated station a fee for each network-sponsored program broadcast by the station.

The NBC affiliation agreements with WICS/WICD (Champaign/Springfield, Illinois) and WKEF-TV (Dayton, Ohio) were scheduled to expire on April 1, 2003.  Recently, we extended the term of those agreements to April 1, 2004.

The affiliation agreements of three ABC stations (WEAR-TV, in Pensacola, Florida, WCHS-TV, in Charleston, West Virginia, and WXLV-TV, in Greensboro/Winston-Salem, North Carolina) have expired.  We continue to operate these stations as an ABC affiliate and we do not believe ABC has any current plans to terminate the affiliation of any of these stations.

If we do not enter into affiliation agreements to replace the expired or expiring agreements, we may no longer be able to carry programming of the relevant network.  This loss of programming would require us to obtain replacement programming, which may involve higher costs and which may not be attractive to our target audience.

Changes in the Rules on Television Ownership and Local Marketing Agreements

Certain of our stations have entered into what have commonly been referred to as local marketing agreements or LMAs.  One typical type of LMA is a programming agreement between two separately owned television stations serving the same market, whereby the licensee of one station programs substantial portions of the broadcast day and sells advertising time during such program segments on the other licensee’s station subject to the ultimate editorial and other controls being exercised by the latter licensee.  We believe these arrangements allow us to reduce our operating margins and enhance profitability.

Under the FCC duopoly rules adopted in 1999, we cannot maintain an LMA where we own a television station and program more than 15% of the weekly broadcast time of another television station in the same market unless certain conditions are met, although certain of our LMAs were grandfathered until the conclusion of the FCC’s 2004 biennial review.

We currently program 11 television stations pursuant to LMAs.  Of these 11 stations, we are currently required to divest four LMAs under the duopoly rules.  We have challenged the rules in court, and have been granted a stay of the requirement that we divest these four LMAs, which stay is still pending.  In addition, the court held that elements of the FCC’s duopoly rules are arbitrary and capricious and remanded the rule to the FCC for further consideration.  These rules are currently under review by the FCC and we cannot determine how the rules may be changed and whether we will ultimately be required to terminate or modify our LMAs.  The FCC is expected to release a report and order on its multiple ownership rules in June 2003.

Terminating or modifying our LMAs could affect our business in the following ways:

•                  Losses on investments.  As part of our LMA arrangements, we own the non-license assets used by the stations with which we have LMAs.  If LMA arrangements are no longer permitted, we would be forced to sell these assets or find another use for them.  If LMAs are prohibited, the market for such assets may not be as good as when we purchased them and we would need to sell the assets to the owner or purchaser of the related license assets.  Therefore, we cannot be certain we will recoup our investments.

•                  Termination penalties.  If the FCC requires us to modify or terminate existing LMAs before the terms of the LMAs expire, or under certain circumstances, we elect not to extend the term of the LMAs, we may be forced to pay termination penalties under the terms of some of our LMAs.  Any such termination penalty could be material.

WNAB Options

We have entered into an agreement with a third party to purchase certain license and non-license television broadcast assets of WNAB-TV at our option (the Call Option) and additionally, the third party may require us to purchase these license and non-license broadcast assets at the option of the third party (the Put Option).  On January 2, 2003, we made an $18 million non-refundable deposit against the purchase price of the put or call option on the non-license assets in return for a reduction of $110 thousand in our profit sharing arrangements.  Upon exercise, we may settle the Call or Put Options entirely in cash or, at our option, we may pay up to one-half of the purchase price by issuing additional shares of our Class A common stock. The Call and Put option exercise prices vary depending upon the exercise dates and have been adjusted for the deposit. The license asset Call option exercise price is $5.0 million prior to March 31, 2005, $5.6 million from March 31, 2005 until March 31, 2006 and $6.2 million after March 31, 2006. The non-license asset Call option exercise price is $8.3 million prior to March 31, 2005, $12.6 million from March 31, 2005 until March 31, 2006 and $16.0 million after March 31, 2006. The license asset Put option price is $5.4 million from July 1, 2005 to July 31, 2005, $5.9 million from July 1, 2006 to July 31, 2006 and $6.3 million from July 1, 2007 to July 31, 2007. The non-license asset Put option price is $7.9 million from July 1, 2005 to July 31, 2005, $12.4 million from July 1, 2006 to July 31, 2006 and $16.0 million from July 1, 2007 to July 31, 2007.

Derivative Termination Option

One of our interest rate swap agreements contains a European style (that is, exercisable only on the exercise date) termination option and can be terminated partially or in full by the counterparty on June 3, 2003 at its fair market value. We estimate the fair market value of this agreement at March 31, 2003 to be $70.3 million based on a quotation from the counterparty and this amount is reflected as a component of other long-term liabilities on our consolidated balance sheet as of March 31, 2003. If the counterparty chooses to exercise their option to terminate the agreement, we will fund the payment from cash generated from our operating activities and/or borrowings under our bank credit agreement.

4.          SUPPLEMENTAL CASH FLOW INFORMATION (in thousands):

During the three months ended March 31, 2003 and 2002, our supplemental cash flow information was as follows:

	Three Months Ended March 31,
	2003	2002
Capital leases obligations incurred	$—	$7,264
Income taxes paid from continuing operations	$747	$817
Income tax refunds received related to sale of discontinued operations	$333	—
Income tax refunds received	$36,556	$44,878
Subsidiary trust minority interest payments	$5,813	$5,813
Interest payments	$20,743	$25,373
Payments related to extinguishment of debt	—	$83
Stock issued to acquire broadcast licenses	—	$7,703

5.          EARNINGS (LOSS) PER SHARE:

Basic earnings (loss) per share (EPS) is calculated using the weighted average number of shares outstanding during the period.  Diluted earnings (loss) per share (Diluted EPS) includes the potentially dilutive effect, if any, which would occur if outstanding options to purchase common stock were exercised using the treasury stock method.  Stock options to exercise 0.1 million incremental shares of common stock were outstanding during the quarter ended March 31, 2003 and stock options to exercise 0.2 million incremental shares of common stock were outstanding during the quarter ended March 31, 2002, but were not included in the computation of Diluted EPS as the effect would be anti-dilutive.  The remaining options to purchase shares of common stock that were outstanding during the three months ended March 31, 2003 and March 31, 2002 were not included in the computation of Diluted EPS because the options exercise price was greater than the average market price of the common shares.

6.                              DERIVATIVE INSTRUMENTS:

We enter into derivative instruments primarily for the purpose of reducing the impact of changing interest rates on our floating rate debt, and to reduce the impact of changing fair market values of our fixed rate debt.  As of March 2003, we held two derivative instruments:

•                  An interest rate swap agreement with a notional amount of $575 million, which expires on June 5, 2006. The swap agreement requires us to pay a fixed rate which is set in the range of 5.95% to 7% and receive a floating rate based on the three month London Interbank Offered Rate (LIBOR) (measurement and settlement is performed quarterly).  This swap agreement is reflected as a derivative obligation based on its fair value of $70.3 million and $71.4 million as a component of other long-term liabilities in the accompanying consolidated balance sheets as of March 31, 2003 and December 31, 2002, respectively.  This swap agreement does not qualify for hedge accounting treatment under SFAS No. 133; therefore, changes in its fair market value are reflected currently in earnings as gain (loss) on derivative instruments.  We incurred an unrealized gain of $1.1 million and $10.9 million during the three months ended March 31, 2003 and 2002, respectively, related to this instrument.  This instrument contains a European style (that is, exercisable only on the exercise date) termination option and can be terminated partially or in full by the counterparty on June 3, 2003 at its fair market value.

•                  In March 2002, we entered into two interest rate swap agreements with notional amounts totaling $300 million which expire on March 15, 2012 in which we receive a fixed rate of 8% and pay a floating rate based on LIBOR (measurement and settlement is performed quarterly).  These swaps are accounted for as a hedge of our 8% debenture in accordance with SFAS No. 133 whereby changes in the fair market value of the swaps are reflected as adjustments to the carrying amount of the debenture.  These swaps are reflected in the accompanying balance sheet as a derivative asset and as a premium on the 8% debenture based on their fair value of $26.5 million.

The counterparties to these agreements are international financial institutions. We estimate the net fair value of these instruments at March 31, 2003 to be a liability of $43.9 million.  The fair value of the interest rate swap agreements is estimated by obtaining quotations from the financial institutions, which are a party to our derivative contracts.  The fair value is an estimate of the net amount that we would pay on March 31, 2003 if the contracts were transferred to other parties or cancelled by the counterparties or us.

Our losses resulting from prior year terminations of fixed to floating interest rate agreements are reflected as a discount on our fixed rate debt and are being amortized to interest expense through December 15, 2007, the expiration date of the terminated swap agreements.  For the three months ended March 31, 2003 and 2002, amortization of $0.1 million of the discount was recorded to interest expense for each respective period.

We experienced deferred net losses in prior years related to terminations of floating to fixed interest rate swap agreements.  These deferred net losses are reflected as other comprehensive loss, net of tax effect, and are being amortized to interest expense through the expiration dates of the terminated swap agreements, which expire from July 9, 2001 to June 3, 2004.  For the three months ended March 31, 2003 and 2002, we amortized $0.4 million and $0.2 million, respectively, from accumulated other comprehensive loss and deferred tax asset to interest expense.

7.                              HIGH YIELD TRUST OFFERED PREFERRED SECURITIES:

We are actively considering a number of alternatives for raising funds necessary to redeem our 11-5/8% high yield trust offered preferred securities (HYTOPs).  The alternatives include the issuance of notes by Sinclair, issuance of notes convertible into Class A common stock of Sinclair, a draw on our bank line of credit, or some combination of these or other financing methods.  In connection with these possible transactions, we are also contemplating creating a wholly-owned subsidiary of Sinclair Broadcast Group, Inc. to hold substantially all of our broadcast assets and liabilities, including all debt under our senior bank credit facility and our public bonds, but not the Series D preferred securities, the common stock and any convertible notes possibly issued in connection with the HYTOPs redemption.

8.                              GUARANTORS OF SENIOR SUBORDINATED NOTES:

The guarantors of our registered securities are 100% owned by the parent and are comprised of certain of our subsidiaries whose guarantees are full and unconditional and joint and several.  Those subsidiaries who are not guarantors of the securities (non-guarantors) are minor and our parent company has no independent assets or operations as defined by SEC rules.  Neither the parent nor the guarantors have any significant restrictions on their ability to obtain funds from their subsidiaries in the form of dividends or loans.  (Please refer to our 10-K as amended, for the fiscal year ended December 31, 2002 under Note 4, Notes Payable and Commercial Bank Financing, for further details.)

9.             SUBSEQUENT EVENT:

Proposed Private Offerings

On May 14, we announced a proposed private offering of $100 million Senior Subordinated Notes (the “Senior Subordinated Notes”) and a proposed private offering of $100 million Convertible Senior Subordinated Notes (plus an option to be granted to certain initial purchasers to acquire an additional $20 million of the convertible notes) (the “Convertible Notes”).

The Senior Subordinated Notes would be an add-on issuance under the indenture relating to our existing 8% Senior Subordinated Notes due 2012.  The Senior Subordinated Notes would be offered only to “qualified institutional buyers” (as defined in Rule 144A under the Securities Act of 1933, as amended) and/or to non-U.S. persons pursuant to Regulation S under the 1933 Act.

The Convertible Notes would mature in 2018 and would be convertible into Class A common shares of Sinclair Broadcast Group, Inc. at the option of the holder upon certain circumstances and at a fixed conversion rate.  The Convertible Notes would be offered only to “qualified institutional buyers” (as defined in Rule 144A under the Securities Act of 1933, as amended) and/or to non-U.S. persons pursuant to Regulation S under the 1933 Act.

We intend to use the net proceeds of the proposed private offerings, together with available cash on hand and/or bank debt, to finance the repurchase or redemption of our existing 11.625% High Yield Trust Offering Preferred Securities (“HYTOPS”) due March 15, 2009.  The Senior Subordinated Notes and the Convertible Notes would be marketed concurrently, but are not conditioned upon each other.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following information should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this Quarterly Report and the audited financial statements and Management’s Discussion and Analysis contained in our Form 10-K, as amended, for the fiscal year ended December 31, 2002.

This report includes or incorporates forward-looking statements.  We have based these forward-looking statements on our current expectations and projections about future events.  These forward-looking statements are subject to risks, uncertainties and assumptions about us, including, among other things:

•                  continuing impact of the war

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

•                  our ability to attract and maintain our local and national advertising,

•                  our ability to service our outstanding debt,

•                  pricing and demand fluctuations in local and national advertising,

•                  changes in the makeup of the population in the areas where our stations are located,

•                  the activities of our competitors,

•                  the effects of governmental regulation of broadcasting or changes in those regulations and court actions interpreting those regulations, and

•                  our ability to maintain our affiliation agreements with the relevant networks.

Other matters set forth in this report, including the risk factors set forth in our Form 10-K, as amended, filed with the Securities and Exchange Commission may also cause actual results in the future to differ materially from those described in the forward-looking statements.  We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.

The following table sets forth certain operating data for the three months ended March 31, 2003 and 2002:

OPERATING DATA (dollars in thousands):

	Three Months Ended March 31,
	2003	2002
Statement of Operations Data:
Net broadcast revenues(a)	$152,481	$144,533
Barter revenues	14,117	14,733
Other operating divisions revenues	4,079	1,113
Total revenues	170,677	160,379
Station production expenses	36,754	33,761
Station selling, general and administrative expenses	34,706	33,681
Expenses recognized from station barter arrangements	12,905	12,842
Depreciation and amortization expense(b)	15,955	14,532
Amortization of program contracts costs and net realizable value adjustments	28,690	29,702
Stock-based compensation	592	442
Other operating divisions expenses	5,221	1,628
Corporate general and administrative expenses	5,840	4,937
Operating income	30,014	28,854
Interest expense	(29,802)	(33,589)
Subsidiary trust minority interest expense(c)	(5,973)	(5,973)
Loss on sale of broadcast assets	(20)	(48)
Unrealized gain on derivative instrument	1,071	10,925
Loss from extinguishment of debt	—	(1,120)
Income (loss) related to investments	185	(1,527)
Interest and other income	534	1,174
Loss before income taxes	(3,991)	(1,304)
Benefit for income taxes	2,643	404
Loss from continuing operations	(1,348)	(900)
Loss from discontinued operations, net of related income taxes	—	(458)
Cumulative adjustment for change in accounting principle, net of related income taxes	—	(566,404)
Net loss	$(1,348)	$(567,762)
Net loss income available to common shareholders	$(3,936)	$(570,350)

Per Share Data:
Basic loss per share from continuing operations	$(0.05)	$(0.04)
Basic loss per share from discontinued operations	$—	$(0.01)
Basic loss per share from cumulative effect of accounting change	—	$(6.67)
Basic net loss per share	$(0.05)	$(6.72)
Diluted loss per share from continuing operations	$(0.05)	$(0.04)
Diluted loss per share from discontinued operations	$—	$(0.01)
Diluted loss per share from cumulative effect of accounting change	—	$(6.67)
Diluted net loss per share	$(0.05)	$(6.72)
Balance Sheet Data:
Cash and cash equivelents	$49,690	$5,327
Total assets	$2,574,092	$2,606,773
Total debt(d)	$1,558,531	$1,551,970
HYTOPS(e)	$200,000	$200,000
Total stockholders’ equity	$207,893	$211,180

(a)          “Net broadcast revenues” are defined as broadcast revenues net of agency commissions.

(b)         Depreciation and amortization includes depreciation and amortization of property and equipment and amortization of definite-lived intangible assets and other assets.

(c)          Subsidiary trust minority interest expense represents the distributions on the HYTOPS and amortization of deferred financing costs.  See footnote (e).

(d)         “Total debt” is defined as long-term debt, net of unamortized discount, and capital lease obligations, including current portion thereof.  Total debt does not include the HYTOPS or our preferred stock.

(e)          HYTOPS represents our Company Obligated Mandatorily Redeemable Security of Subsidiary Trust Holding Solely KDSM Senior Debentures representing $200 million aggregate liquidation value.

Results of Operations

Three Months Ended March 31, 2003 and 2002

Our first quarter operating results are reflective of overall increased advertising revenues experienced by the broadcasting industry during the first two months of the quarter, partially offset by negative effects during March resulting from the war in Iraq.  Our net broadcast revenues increased to $152.5 million for the period, compared to $144.5 million for the prior year period.  The favorable growth trend resulted despite approximately $2.2 million in advertiser cancellations and preemptions due to the war in Iraq.  Advertising spending increased during the first quarter 2003 compared to the first quarter of 2002, with growth coming from both the local and national markets. Advertising spending going into the second quarter reflects advertiser uncertainty also due to lingering effects of the war and the economic environment.

Our results also include increased expenses reflecting continued expansion of our news central operations, our recent direct mail promotions campaign and our continued expenditures related to our conversion to digital television.  Our news central product was rolled out on February 3, 2003 to WBFF-TV (FOX 45) in Baltimore by adding an 11:00 p.m. local newscast.  During March 2003, the 10:00 p.m. newscast on WUHF-TV (FOX 31) in Rochester, the 10 p.m. newscast on WLFL-TV (WB 22) in Raleigh, and the 9:00 p.m. newscast on KOKH-TV (FOX 25) in Oklahoma City were converted to News Central.  We continue to target direct mail advertisers and introduce the direct mail advertisers to television advertising.

Net loss available to stockholders for the three months ended March 31, 2003 was $3.9 million or a net loss of $0.05 per share compared to a net loss of $570.4 million or a loss of $6.72 per share for the three months ended March 31, 2002. The primary reason for the reduction in the net loss was the adoption of SFAS No.142 Goodwill and Other Intangible Assets during the first quarter of 2002.  As a result of adopting SFAS No. 142, we recorded an impairment charge of $566.4 million related to our broadcast licenses and goodwill which was reflected as a cumulative effect of a change in accounting principle on our consolidated statement of operations, net of the related tax benefit of $30.4 million during the first quarter 2002.  Without this charge, our net loss available to stockholders in the first quarter of 2002 would have been $3.9 million.  This was a non-cash charge which had no effect on our liquidity or capital resources currently or prospectively. (Please refer to our 10-K, as amended, for the fiscal year ended December 31, 2002, under Note 1, Summary of Significant Accounting Policies, Recent Accounting Pronouncements, and Risk Factors, captioned We have lost money in three of the last five years and may continue to do so, for further explanation.)

Net broadcast revenues increased to $152.5 million for the three months ended March 31, 2003 from $144.5 million for the three months ended March 31, 2002, or 5.5%. During the first quarter of 2003 we had decreased revenue due to cyclical or non-recurring events as follows:  $2.2 million related to the war in Iraq, $1.0 million related to the Olympics, and $1.6 million related to the Superbowl, offset by an increase in revenues of $5.3 million related to our direct mail initiative.  From a revenue category standpoint the 2003 quarter was positively impacted by higher advertising revenues generated from the automotive, schools, restaurants, movies, and fast food sectors, offset by decreases in political, other food and beer and wine sectors.

During the three months ended March 31, 2003, national revenues increased to $56.1 million, or 1.8%, from $55.1 million during the same period last year.  National political revenues decreased $1.4 million, or 82.3%.  During the three months ended March 31, 2003, local revenues increased to $88.9 million, or 8.0%, from $82.3 million during the same period last year.  Local political revenues decreased $0.2 million, or 37.7%, offsetting 0.3% of the increase in total local revenues.  The decrease in political revenues was primarily the result of several primary elections held during the 2002 period as compared to the same period in 2003.

National revenues, excluding political revenues, increased $2.5 million to $55.8 million, or 4.7%, during the three months ended March 31, 2003 from $53.3 million during the same period last year. Local revenues, excluding political revenues, increased $6.8 million to $88.6 million, or 8.3%, during the three months ended March 31, 2003 from $81.8 million during the same period last year.  The increase in national revenues was primarily due to an improving advertising market.  The increase in local revenues is related to our continued focus on developing a strong local sales force at each of our stations.

From a network affiliate perspective, broadcast revenue from time sales at our FOX affiliates, which represented 37% of the total, were up 1.4% for the first quarter 2003 as compared to the first quarter 2002.  The network affiliations that experienced the largest revenue growth for the three months ended March 31, 2003 were our UPN and WB affiliates which increased 19.6% and 12.3%, respectively, compared with the three months ended March 31, 2002.  Our ABC affiliates experienced revenue growth of 9.9 % due to the Superbowl, for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002.  Our NBC affiliates experienced revenue decreases of 3.5% primarily due to the loss of political and Olympic dollars, and our CBS affiliates experienced decreases of 11.5% primarily due to the loss of the political revenues for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002.

Other operating divisions revenue that related to software development and consulting remained flat at  $1.1 million for the three months ended March 31, 2003 and 2002.  Other operating divisions revenue that related to our interest in Acrodyne increased by $3.0 million because beginning January 1, 2003, we have consolidated the financial statements of Acrodyne and discontinued accounting for the investment under the equity method of accounting.  Overall, operating division expenses increased by $4.0 million as a result of the consolidation of Acrodyne, offset by a decrease in general and administrative costs of $0.3 million for our software development and consulting division, primarily related to the consolidation from three offices to one, for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002.

Station production expenses were $36.8 million for the three months ended March 31, 2003 compared to $33.8 million for the three months ended March 31, 2002, an increase of $3.0 million or 8.9%.  The increase in station production costs primarily related to an increase in promotion costs of $3.3 million during the February 2003 sweeps compared to February 2002, when we reduced our spending due to direct competition from the Olympics. We also experienced increases in rating service fees of  $0.5 million related to new contracts for twelve stations, increases in engineering costs of  $0.3 million related to the addition of our JSA WNAB-TV during the second quarter of 2002 and increased electricity costs related to digital TV.  These increases were offset by a decrease in ABC affiliate fees of $0.4 million, a decrease in programming and production of $0.3 million related to the acquisition during the first quarter of 2002 of 15 television broadcast licenses which we are able to operate at a lower cost than under the LMA structure, a decrease in news cost of $0.2 million related to outsourcing agreements offset by increased spending for the news start-up at our station WSMH-TV, Flint, Michigan, a decrease in music license fees of $0.1 million, and a decrease in other miscellaneous production expense of $0.1 million related to our KGAN-TV outsourcing agreement entered into during the third quarter of 2002.

Station selling, general and administrative expenses were $34.7 million for the three months ended March 31, 2003 compared to $33.7 million for the three months ended March 31, 2002, an increase of $1.0 million or 3.0%. We had an increase in sales expense for our new direct mail marketing campaign of $1.6 million, an increase in sales expense for the addition of our WNAB-TV outsourcing agreement of $0.3 million, an increase in sales expense of $0.6 million for sales compensation costs, and an increase in commissions of $0.2 million related to increased national sales.  These increases were offset by a decrease in selling, general and administrative expenses related to a reduction in bad debt expense of $1.7 million.

Depreciation and amortization increased $0.4 million to $44.6 million for the three months ended March 31, 2003 from $44.2 million for the three months ended March 31, 2002.  The increase in depreciation and amortization for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002, was related to an increase in fixed asset depreciation of $1.4 million related to our property additions, primarily resulting from our digital television conversion, offset by a decrease in amortization of $1.0 million related to our program contract costs and net realizable value adjustments as a result of a lower cost of additions of new programming during 2002 as compared to 2001.  Amortization of definite-lived intangible assets remained the same.

Corporate general and administrative expenses increased $0.9 million to $5.8 million for the three months ended March 31, 2003 from $4.9 million for the three months ended March 31, 2002, or 18.4%. Corporate general and administrative expense represents the cost to operate our corporate headquarters location.  Such costs include corporate departmental salaries, bonuses and fringe benefits, officers’ life insurance, rent, telephone, consulting fees, legal and accounting fees and director fees.  Corporate departments include executive committee, treasury, finance and accounting, human resources, technology corporate relations, legal, sales, operations, purchasing and centralized news. The increase relates to the launch of our centralized news and weather format as well as the centralization of our promotion and programming operations.

Interest expense decreased to $29.8 million for the three months ended March 31, 2003 from $33.6 million for the three months, ended March 31, 2002 or 11.3%.  The decrease in interest expense for the three months ended March 31, 2003 resulted from the refinancing of indebtedness at lower interest rates during July 2002, November 2002, and December 2002, and an overall lower interest rate environment.

Our income tax benefit is $2.6 million for the three months ended March 31, 2003 compared to an income tax benefit of $0.4 million for the three months ended March 31, 2002.  Our effective tax rate increased to a benefit of 66.2% for the three months ended March 31, 2003 from a benefit of 31.0% for the three months ended March 31, 2002.  The increase in the effective tax rate primarily results from the treatment of the intercompany dividend related to HYTOPS in a quarter in which we did not experience earnings and profits.  For a detailed discussion of the treatment of the HYTOPS and earnings and profits, please refer to Note (a) in Footnote 6 to the financial statements found in the KDSM, Inc. Form 10K for the fiscal year ended December 31, 2002 as filed with the United States Securities and Exchange Commission.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operations and availability under the 2002 Bank Credit Agreement.  As of March 31, 2003, we had $49.7 million in cash balances and working capital of approximately $68.3 million.  As of March 31, 2003, we had borrowed $500.0 million on the Term Loan B Facility and $59.0 million on the Revolving Credit Facility.  The balance available under the Revolving Credit Facility was $166.0 million at March 31, 2003.  Based on pro forma trailing cash flow levels for the twelve months ended March 31, 2003, we had approximately $166.0 million of current capacity available under the Revolving Credit Facility.

On May 14, we announced a proposed private offering of $100 million Senior Subordinated Notes (the “Senior Subordinated Notes”) and a proposed private offering of $100 million Convertible Senior Subordinated Notes (plus an option to be granted to certain initial purchasers to acquire an additional $20 million of the convertible notes) (the “Convertible Notes”).

The Senior Subordinated Notes would be an add-on issuance under the indenture relating to our existing 8% Senior Subordinated Notes due 2012.  The Senior Subordinated Notes would be offered only to “qualified institutional buyers” (as defined in Rule 144A under the Securities Act of 1933, as amended) and/or to non-U.S. persons pursuant to Regulation S under the 1933 Act.

The Convertible Notes would mature in 2018 and would be convertible into Class A common shares of Sinclair Broadcast Group, Inc. at the option of the holder upon certain circumstances and at a fixed conversion rate.  The Convertible Notes would be offered only to “qualified institutional buyers” (as defined in Rule 144A under the Securities Act of 1933, as amended) and/or to non-U.S. persons pursuant to Regulation S under the 1933 Act.

We intend to use the net proceeds of the proposed private offerings, together with available cash on hand and/or bank debt, to finance the repurchase or redemption of our existing 11.625% High Yield Trust Offering Preferred Securities (“HYTOPS”) due March 15, 2009.  The Senior Subordinated Notes and the Convertible Notes would be marketed concurrently, but are not conditioned upon each other.

One of our interest rate swap agreements contains a European style (that is, exercisable only on the exercise date) termination option and can be terminated partially or in full by the counterparty on June 3, 2003 at its fair market value. We estimate the fair market value of this agreement at March 31, 2003 to be $70.3 million based on a quotation from the counterparty and this amount is reflected as a component of other long-term liabilities on our consolidated balance sheet as of March 31, 2003. If the counterparty chooses to exercise their option to partially or fully terminate the agreement, we will fund the payment from cash generated from our operating activities and/or borrowings under our bank credit agreement. If the counterparty exercises their option to partially or fully terminate the agreement, we will no longer be required to make cash payments related to the terminated portion of this agreement and we estimate that our cash interest payments related to this agreement will decrease from June 3, 2003 through June 4, 2006 by a total amount approximating the partial or full settlement on June 3, 2003.

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

We are actively considering a number of alternatives for raising funds necessary to redeem out 11-5/8% high yield trust offered preferred securities (HYTOPs).  The alternatives include the issuance of notes by Sinclair, issuance of notes convertible into Class A common stock of Sinclair, a draw on our bank line of credit, or some combination of these or other financing methods.  In connection with these possible transactions, we are also contemplating creating a wholly-owned subsidiary of Sinclair Broadcast Group, Inc. to hold substantially all of our broadcast assets and liabilities, including all debt under our senior bank credit facility and our public bonds, but not the Series D preferred securities, the common stock and any convertible notes possibly issued in connection with the HYTOPs redemption.

Net cash flows from operating activities were $74.0 million for the three months ended March 31, 2003 as compared to net cash flows from operating activities of $66.2 million for the three months ended March 31, 2002.  We received income tax refunds net of payments of $36.1 million for the three months ended March 31, 2003 as compared to income tax refunds net of payments of $44.1 million for the three months ended March 31, 2002.  We made interest payments on outstanding indebtedness and payments for subsidiary trust minority interest expense totaling $26.6 million during the three months ended March 31, 2003 as compared to $31.2 million for the three months ended March 31, 2002.  The decrease in interest payments for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002 resulted from the refinancing of indebtedness at lower interest rates during July 2002, November 2002 and December 2002 and an overall lower interest rate environment.  Based on our current rates, we expect net interest expense to decrease related to the redemption of our existing 9% Senior Subordinated Notes and the add-on issuance under the indenture relating to our 8% Senior Subordinated Notes due 2012.

Net cash flows used in investing activities were $31.9 million for the three months ended March 31, 2003 as compared to net cash flows from investing activities of $4.7 million for the three months ended March 31, 2002.  This increase in net cash flows used in investing activity was primarily due to the payment of an $18.0 million non-refundable deposit against the purchase price of the put or call option on the non-license assets of WNAB, equity investment contributions of $1.5 million and payments relating to property and equipment expenditures of $12.7 million for the three months ended March 31, 2003. The equipment expenditures consisted of $8.5 million related to our conversion to digital television, $3.5 million of routine expenditures, and $0.7 million related to our rollout of our centralized news operation. We funded these investments with cash generated from operating activities and borrowings under our 2002 Bank Credit Agreement Revolving Credit Facility.

We expect that expenditures for property and equipment will increase for the year ended December 31, 2003 over prior years as a result of costs related to our conversion to digital television and our news central initiative.  We anticipate that future requirements for capital expenditures will include $5.5 million of capital expenditures incurred during the ordinary course of business, including costs related to our conversion to digital television of $31.5 million and $29.3 million for the rollout of our centralized news operations. We may also incur additional expenditures related to strategic station acquisitions and equity investments if suitable investments can be identified on acceptable terms.  We expect to fund such expenditures with cash generated from operating activities, funding from our 2002 Bank Credit Agreement Revolving Credit Facility or issuance of securities pursuant to our universal shelf registration statement described above.

Net cash flows from financing activities were $2.2 million for the three months ended March 31, 2003 compared to net cash flows used in financing activities of $95.6 million for the three months ended March 31, 2002. During the three months ended March 31, 2003, we borrowed a net of $7.0 million, whereas in the comparable period in 2002, we repaid a net $90.0 million of indebtedness.  In addition, we repurchased $1.2 million of our Class A common stock during the three months ended March 31, 2003. We paid $2.6 million of quarterly dividends on our Series D Preferred Stock and we expect to incur these payments in each of our future quarters. We expect to fund these dividends with cash generated from operating activities and borrowings under our 2002 Bank Credit Agreement Revolving Credit Facility.

WTTV Disposition

On April 18, 2002, we entered into an agreement to sell the television station of WTTV-TV in Bloomington, Indiana and its satellite station, WTTK-TV in Kokomo, Indiana to a third party.  On July 24, 2002, WTTV-TV had net assets and liabilities held for sale of $108.8 million, and we completed such sale for $124.5 million and recognized a gain, net of taxes, of $7.5 million, which was used to pay down indebtedness.  The operating results of WTTV-TV are not included in our consolidated results from continuing operations for the period ended March 31, 2002.  We recorded a net loss from discontinued operations of $458 thousand for the three months ended March 31, 2002.  Since this agreement met all of the criteria for a qualifying plan of sale, the assets and liabilities disposed of by this sale have been classified as “held for sale” on the accompanying consolidated balance sheets presented.  We applied the accounting for the disposal of long-lived assets in accordance with SFAS No. 144 as of January 1, 2002.

Acrodyne Acquisition

On January 1, 2003, we forgave indebtedness owed to us by Acrodyne in the aggregate amount of $9.0 million in exchange for 20.3 million additional shares of Acrodyne common stock.  The terms of the agreement also committed us to an additional investment of $1.0 million, which we funded on January 1, 2003.  As a result of the agreement, we own an 82.5% interest in Acrodyne and beginning January 1, 2003, we have consolidated the financial statements of Acrodyne Communications, Inc., and discontinued accounting for the investment under the equity method of accounting.

Cunningham/WPTT, Inc. Acquisition

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

On November 15, 1999, we entered into five separate plans and agreements of merger, pursuant to which we would acquire through merger with subsidiaries of Cunningham, television broadcast stations WABM-TV, Birmingham, Alabama, KRRT-TV, San Antonio, Texas, WVTV-TV, Milwaukee, Wisconsin, WRDC-TV, Raleigh, North Carolina, and WBSC-TV (formerly WFBC-TV), Anderson, South Carolina.  The consideration for these mergers is the issuance to Cunningham of shares of our Class A Common voting stock.  In December 2001, we received FCC approval on all the transactions except for WBSC-TV.  Accordingly, on February 1, 2002, we closed on the purchase of the FCC license and related assets of WABM-TV, KRRT-TV, WVTV-TV and WRDC-TV.  The total value of the shares issued in consideration for the approved mergers was $7.7 million.

WNAB Options

We have entered into an agreement with a third party to purchase certain license and non-license television broadcast assets of WNAB-TV at our option (the Call Option) and additionally, the third party may require us to purchase these license and non-license broadcast assets at the option of the third party (the Put Option).  On January 2, 2003 we made an $18 million non-refundable deposit against the purchase price of the put or call option on the non-license assets in return for a reduction in our profit sharing arrangements.  Upon exercise, we may settle the Call or Put Options entirely in cash or, at our option, we may pay up to one-half of the purchase price by issuing additional shares of our Class A common stock. The Call and Put option exercise prices vary depending upon the exercise dates and have been adjusted for the deposit. The license asset Call option exercise price is $5.0 million prior to March 31, 2005, $5.6 million from March 31, 2005 until March 31, 2006 and $6.2 million after March 31, 2006. The non-license asset Call option exercise price is $8.3 million prior to March 31, 2005, $12.6 million from March 31, 2005 until March 31, 2006 and $16.0 million after March 31, 2006. The license asset Put option price is $5.4 million from July 1, 2005 to July 31, 2005, $5.9 million from July 1, 2006 to July 31, 2006 and $6.3 million from July 1, 2007 to July 31, 2007. The non-license asset Put option price is $7.9 million from July 1, 2005 to July 31, 2005, $12.4 million from July 1, 2006 to July 31, 2006 and $16.0 million from July 1, 2007 to July 31, 2007.

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

Recent Accounting Pronouncements

We adopted SFAS No. 143, Accounting for Asset Retirement Obligations on January 1, 2003.  SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  The adoption of SFAS No. 143 did not have a material effect on our financial statements.

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51 (Interpretation No. 46).  Interpretation No. 46 introduces the variable interest consolidation model, which determines control and consolidation based on potential variability in gains and losses of the entity being evaluated for consolidation.  We do not expect Interpretation No. 46 to have a material impact on our financial statements.

We adopted SFAS No. 145, Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections on January 1, 2003.  SFAS No. 145 requires us to record gains and losses on extinguishment of debt as a component of income from continuing operations rather than as an extraordinary item, and we have reclassified such items for all periods presented.  There are other provisions contained in SFAS No. 145 that we do not expect to have a material effect on our financial statements. After reclassifying extraordinary item, net loss from continuing operations increased to $0.9 million from $0.2 million and the related loss per share increased to $0.04 per share from $0.03 per share for the three months ended March 31, 2002.

We adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities on January 1, 2003.  SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.  The primary difference between SFAS No. 146 and EITF 94-3 concerns the timing of liability recognition.  The adoption of SFAS No. 146 did not have a material effect on our financial statements.

As of December 2002, we adopted SFAS No. 148, Accounting for Stock-Based Compensation-Transaction and Disclosure, an Amendment of FASB No. 123.  SFAS No. 148 revises the methods permitted by SFAS No. 123 of measuring compensation expense for stock-based employee compensation plans.   We use the intrinsic value method prescribed in Accounting Principles Board Option No. 25, as permitted under SFAS No. 123.   Therefore, this change did not have a material effect on our financial statements.  SFAS No. 148 requires us to disclose pro forma information related to stock-based compensation, in accordance with SFAS No. 123, on a quarterly basis in addition to the current annual basis disclosure.  (Please refer to Note 1 Summary of Accounting Policies, captioned Pro Forma Information Related to Stock-Based Compensation, for further details.)

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

Risk Factors

The following sections entitled Changes in the Rules on Television Ownership and Local Marketing Agreements, Affiliation Agreements, and Digital Television represent an update to these Risk Factors as contained in our Form 10-K, as amended for the year ended December 31, 2002.

Changes in the Rules on Television Ownership and Local Marketing Agreements

Certain of our stations have entered into what have commonly been referred to as local marketing agreements or LMAs.  One typical type of LMA is a programming agreement between two separately owned television stations serving the same market, whereby the licensee of one station programs substantial portions of the broadcast day and sells advertising time during such program segments on the other licensee’s station subject to the ultimate editorial and other controls being exercised by the latter licensee.  We believe these arrangements allow us to reduce our operating margins and enhance profitability.

Under the FCC duopoly rules adopted in 1999, we cannot maintain an LMA where we own a television station and program more than 15% of the weekly broadcast time of another television station in the same market unless certain conditions are met, although certain of our LMAs were grandfathered until the conclusion of the FCC’s 2004 biennial review.

We currently program 11 television stations pursuant to LMAs.  Of these 11 stations, we are currently required to divest four LMAs under the duopoly rules.  We have challenged the rules in court, and have been granted a stay of the requirement that we divest these four LMAs, which stay is still pending.  In addition, the court held that elements of the FCC’s duopoly rules are arbitrary and capricious and remanded the rule to the FCC for further consideration.  These rules are currently under review by the FCC and we cannot determine how the rules may be changed and whether we will ultimately be required to terminate or modify our LMAs.  The FCC is expected to release a report and order on its multiple ownership rules in June 2003.

Terminating or modifying our LMAs could affect our business in the following ways:

•                  Losses on investments.  As part of our LMA arrangements, we own the non-license assets used by the stations with which we have LMAs.  If LMA arrangements are no longer permitted, we would be forced to sell these assets or find another use for them.  If LMAs are prohibited, the market for such assets may not be as good as when we purchased them and we would need to sell the assets to the owner or purchaser of the related license assets.  Therefore, we cannot be certain we will recoup our investments.

•                  Termination penalties.  If the FCC requires us to modify or terminate existing LMAs before the terms of the LMAs expire, or under certain circumstances, we elect not to extend the term of the LMAs, we may be forced to pay termination penalties under the terms of some of our LMAs.  Any such termination penalty could be material.

The FCC requires the owner/licensee of a station to maintain independent control over the programming and operations of the stations.  As a result, the owners/licensees of the stations with which we have LMAs or outsourcing agreements can exert their control in ways that might be counter to our interests, including the right to preempt or terminate programming in certain instances.

These preemption and terminations rights cause us some uncertainties that we will be able to air all of the programming that we purchased, and therefore, uncertainty about the advertising revenue we will receive from such programming.

In addition, in the FCC determines that the owner/licensee is not exercising sufficient control, it may penalize the owner/licensee by a fine, revocation of the license for the station or a denial of the renewal of the license.

Any one of these scenarios might result in a reduction of our cash flow and an increase in our operating costs or margins, especially the revocation of or denial of renewal of a license.  In addition, penalties might also our qualifications to hold FCC licenses, and thus put those licenses at risk.

Affiliation Agreements

Sixty of the 62 television stations that we own and operate or to which we provide programming services or sales services, currently operate as affiliates of FOX (20 stations), WB (19 stations), ABC (8 stations), NBC (4 stations), UPN (6 stations) or CBS (3 stations).  The remaining two stations are independent.  The networks produce and distribute programming in exchange for each station’s commitment to air the programming at specified times and for commercial announcement time during the programming.  In addition, networks other than FOX pay each affiliated station a fee for each network-sponsored program broadcast by the station.

The NBC affiliation agreements with WICS/WICD (Champaign/Springfield, Illinois) and WKEF-TV (Dayton, Ohio) were scheduled to expire on April 1, 2003.  Recently, we extended the term of those agreements to April 1, 2004.

The affiliation agreements of three ABC stations (WEAR-TV, in Pensacola, Florida, WCHS-TV, in Charleston, West Virginia, and WXLV-TV, in Greensboro/Winston-Salem, North Carolina) have expired.  We continue to operate these stations as an ABC affiliate and we do not believe ABC has any current plans to terminate the affiliation of any of these stations.

If we do not enter into affiliation agreements to replace the expired or expiring agreements, we may no longer be able to carry programming of the relevant network.  This loss of programming would require us to obtain replacement programming, which may involve higher costs and which may not be attractive to our target audience.

Digital Television

Of the television stations that we own and operate, as of February 24, 2003, five are operating at their full DTV power and thirty-five are operating their DTV facilities at low power as permitted by the FCC pursuant to special temporary authority.  Six stations have applications for digital construction permits pending before the FCC, including one of the stations which is operating at low power.  Three stations have received extensions of their digital construction permits because equipment deliveries have delayed completion of construction and one station has recently received its DTV permit.   Of the Cunningham stations we LMA, four stations are operating their DTV facilities at low power pursuant to special temporary authority, one

station has a DTV construction permit that does not expire until November 2003, and one station has a pending DTV application.   Of the other LMA stations, WTTA and WDBB are operating at low power pursuant to special temporary authority, WDKA has been granted an extension of time to construct its digital facility, WFGX has received an extension of time to construct its digital facility pending FCC action on a petition for rulemaking that it filed requesting a substitute DTV channel, and WNYS has a digital application pending.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risk from our derivative instruments. We enter into derivative instruments primarily for the purpose of reducing the impact of changing interest rates on our floating rate debt, and to reduce the impact of changing fair market values on our fixed rate debt.

Interest Rate Derivative Instruments

One of our existing interest rate swap agreements does not qualify for special hedge accounting treatment under SFAS No. 133. As a result, this interest rate swap agreement is reflected on the balance sheet as either an asset or a liability measured at its fair value. Changes in the fair value of this interest rate swap agreement are recognized currently in earnings.  One of our interest rate swap agreements is accounted for as a fair value hedge under SFAS No. 133 whereby changes in the fair market values of the swaps is reflected as an adjustment to the carrying amount of one of our debentures. Periodic settlements of these agreements are recorded as adjustments to interest expense in the relevant periods.

As of March 2003, we held two derivative instruments:

•                  An interest rate swap agreement with a notional amount of $575 million, which expires on June 5, 2006. The swap agreement requires us to pay a fixed rate which is set in the range of 5.95% to 7% and receive a floating rate based on the three month London Interbank Offered Rate (LIBOR) (measurement and settlement is performed quarterly).  This swap agreement is reflected as a derivative obligation based on its fair value of $70.3 million and $71.4 million as a component of other long-term liabilities in the accompanying consolidated balance sheets as of March 31, 2003 and December 31, 2002, respectively.  This swap agreement does not qualify for hedge accounting treatment under SFAS No. 133; therefore, changes in its fair market value are reflected currently in earnings as gain (loss) on derivative instruments.  We incurred an unrealized gain of $1.1 million during the three months ended March 31, 2003, respectively, related to this instrument.  This instrument contains a European style (that is, exercisable only on the exercise date) termination option and can be terminated partially or in full by the counterparty on June 3, 2003 at its fair market value.

•                  In March 2002, we entered into two interest rate swap agreements with notional amounts totaling $300 million which expire on March 15, 2012 in which we receive a fixed rate of 8% and pay a floating rate based on LIBOR (measurement and settlement is performed quarterly).  These swaps are accounted for as a hedge of our 8% debenture in accordance with SFAS No. 133 whereby changes in the fair market value of the swaps are reflected as adjustments to the carrying amount of the debenture.  These swaps are reflected in the accompanying balance sheet as a derivative asset and as a premium on the 8% debenture based on their fair value of $26.5 million.

In June 2001, we entered into an interest rate swap agreement with a notional amount of $250 million which expires on December 15, 2007 in which we receive a fixed rate of 8.75% and pays a floating rate based on LIBOR (measurement and settlement is performed quarterly).  This swap was accounted for as a hedge of our 8.75% debenture in accordance with SFAS No. 133 whereby changes in the fair market value of the swap were reflected as adjustments to the carrying amount of the debenture.  During December 2002, we terminated this interest rate swap agreement.  We received $10.9 million upon termination, which offset the premium that we paid on the 8.75% notes redemption.

In June 2001, we entered into an interest rate swap agreement with a notional amount of $200 million which expires on July 15, 2007 in which we receive a fixed rate of 9% and pays a floating rate based on LIBOR (measurement and settlement is performed quarterly).  This swap was accounted for as a hedge of our 9% Notes in accordance with SFAS No. 133 whereby changes in the fair market value of the swap were reflected as adjustments to the carrying amount of the debenture.  During November 2002, we terminated this interest rate swap agreement and received $9.0 million, which offset the premium that we paid on the 9% notes redemption.

The counterparties to these agreements are international financial institutions. We estimate the net fair value of these instruments at March 31, 2003 to be a liability of $43.9 million.  The fair value of the interest rate swap agreements is estimated by obtaining quotations from the financial institutions, which are a party to our derivative contracts.  The fair value is an estimate of the net amount that we would pay on March 31, 2003 if the contracts were transferred to other parties or cancelled by the counterparties or us.

Our losses resulting from prior year terminations of fixed to floating interest rate agreements are reflected as a discount on our fixed rate debt and are being amortized to interest expense through December 15, 2007, the expiration date of the terminated swap agreements.  For the three months ended March 31, 2003, amortization of $0.1 million of the discount was recorded to interest expense.

We experienced deferred net losses in prior years related to terminations of floating to fixed interest rate swap agreements.  These deferred net losses are reflected as other comprehensive loss, net of tax effect, and are being amortized to interest expense through the expiration dates of the terminated swap agreements, which expire from July 9, 2001 to June 3, 2004.  For the three months ended March 31, 2003, we amortized $0.4 million from accumulated other comprehensive loss and deferred tax asset to interest expense.

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

b)        Reports on Form 8-K

We filed a report on Form 8-K dated January 2, 2003.  Such filing included our press release (dated December 31, 2002) announcing Sinclair Completes Debt Financings; Tenders and Announces Redemption of 8.75% Notes Due 2007.  No financial statements were included.

We filed a report on Form 8-K dated January 2, 2003.  Such filing included our press release announcing Sinclair Makes $18 Million Deposit on Non-License Assets of WNAB-TV in Nashville.  No financial statements were included.

We filed a report on Form 8-K dated January 24, 2003.  Such filing included our press release regarding Sinclair to Exceed Fourth Quarter Estimate.  No financial statements were included.

We filed a report on Form 8-K dated February 13, 2003.  Such filing included our press release regarding our Fourth Quarter and Full Year 2002 Results.

We filed a report on Form 8-K dated April 3, 2003.  Such filing included our press release regarding our revised estimate for first quarter net broadcast revenues due to the war in Iraq and its impact on advertising spending. No financial statements were included.

We filed a report on Form 8-K dated May 14, 2003.  Such filing included our press release announcing a proposed private offering of $100 million Senior Subordinated Notes and a proposed private offering of $100 million Convertible Senior Subordinated Notes.  No financial statements were included.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on the 15th day of May 2003.

SINCLAIR BROADCAST GROUP, INC.

by:	/s/ David R. Bochenek
David R. Bochenek
Chief Accounting Officer / Corporate Controller

I, David D. Smith, certify that:

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

Date:	May 15, 2003
/s/ David D. Smith
Signature: David D. Smith, President & CEO

I, David B. Amy, certify that:

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

Date:	May 15, 2003
/s/ David B. Amy
Signature: David B. Amy, CFO