Form 10-Q
period 2003-06-30
SINCLAIR BROADCAST GROUP INC
filed 2003-08-14
CIK 912752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003

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

Yes ☒                    No☐

Indicated by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒                    No☐

As of August 4, 2003, there were 43,976,791 shares of Class A Common Stock, $.01 par value; 41,691,878 shares of Class B Common Stock, $.01 par value; and 3,450,000 shares of Series D Preferred Stock, $.01 par value, convertible into 7,561,644 shares of Class A Common Stock at a conversion price of $22.813 per share; of the Registrant issued and outstanding.

SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES

Form 10-Q

For the Quarter Ended June 30, 2003

SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,238	$5,327
Accounts receivable, net of allowance for doubtful accounts	141,521	147,002
Current portion of program contract costs	46,624	76,472
Refundable income taxes	1,321	38,906
Prepaid expenses and other current assets	17,045	20,807
Deferred barter costs	3,857	2,539
Deferred tax assets	7,627	6,001
Total current assets	234,233	297,054

PROGRAM CONTRACT COSTS, less current portion	32,213	51,229
LOANS TO AFFILIATES	1,442	1,489
PROPERTY AND EQUIPMENT, net	349,300	337,250
OTHER ASSETS	120,586	91,119
GOODWILL	1,123,403	1,123,403
BROADCAST LICENSES	429,507	429,507
DEFINITE-LIVED INTANGIBLE ASSETS, net	266,646	275,722
Total Assets	$2,557,330	$2,606,773

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,084	$15,573
Accrued liabilities	68,917	64,165
Notes payable, capital leases and commercial bank financing - current portion	15,605	292
Notes and capital leases payable to affiliates - current portion	4,328	4,157
Current portion of program contracts payable	104,614	121,396
Deferred barter revenues	4,193	2,971
Total current liabilities	203,741	208,554
LONG-TERM LIABILITIES:
Notes payable, capital leases and commercial bank financing, less current portion	1,716,610	1,518,690
Notes and capital leases payable to affiliates, less current portion	26,739	28,831
Program contracts payable, less current portion	91,472	124,658
Deferred tax liability	171,946	173,209
Other long-term liabilities	137,198	138,905
Total liabilities	2,347,706	2,192,847
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES	2,668	2,746
COMMITMENTS AND CONTINGENCIES
COMPANY OBLIGATED MANDATORILY REDEEMABLE SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY KDSM SENIOR DEBENTURES	—	200,000
STOCKHOLDERS’ EQUITY:
Series D Preferred Stock, $0.01 par value, 3,450,000 shares authorized, issued and outstanding, liquidation preference of $172,500,000	35	35
Class A Common Stock, $0.01 par value, 500,000,000 shares authorized and 43,937,870 and 43,866,259 shares issued and outstanding, respectively	439	439
Class B Common Stock, $0.01 par value, 140,000,000 shares authorized and 41,691,878 and 41,705,678 shares issued and outstanding, respectively	417	417
Additional paid-in capital	761,286	760,478
Additional paid-in capital deferred compensation	(290)	(551)
Retained deficit	(553,811)	(547,958)
Accumulated other comprehensive loss	(1,120)	(1,680)
Total stockholders’ equity	206,956	211,180
Total Liabilities and Stockholders’ Equity	$2,557,330	$2,606,773

The accompanying notes are an integral part of these unaudited consolidated statements.

SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
REVENUES:
Station broadcast revenues, net of agency commissions	$174,916	$173,685	$327,397	$318,218
Revenues realized from station barter arrangements	16,387	15,847	30,504	30,580
Other operating divisions revenue	4,472	1,138	8,551	2,251
Total revenues	195,775	190,670	366,452	351,049
OPERATING EXPENSES:
Station production expenses	36,609	36,414	73,363	70,086
Station selling, general and administrative expenses	36,917	35,838	71,623	69,608
Expenses recognized from station barter arrangements	15,372	14,397	28,277	27,239
Amortization of program contract costs and net realizable value adjustments	23,859	33,015	52,549	62,717
Stock-based compensation expense	504	574	1,096	1,016
Other operating divisions expenses	4,218	1,928	9,439	3,556
Depreciation and amortization of property and equipment	11,509	9,710	22,607	19,430
Corporate general and administrative expenses	6,445	4,661	12,285	9,598
Amortization of definite-lived intangible assets and other assets	4,812	5,055	9,669	9,867
Total operating expenses	140,245	141,592	280,908	273,117
Operating income	55,530	49,078	85,544	77,932
OTHER INCOME (EXPENSE):
Interest expense and amortization of debt discount and deferred financing costs	(31,570)	(32,361)	(61,372)	(65,950)
Subsidiary trust minority interest expense	(5,273)	(5,972)	(11,246)	(11,945)
Interest income	237	76	405	546
Loss on sale of assets	(367)	(418)	(387)	(466)
Unrealized loss from derivative instrument	(2,218)	(15,783)	(1,147)	(4,858)
Loss from extinguishment of securities	(15,187)	—	(15,187)	(1,120)
Income (loss) from equity investments	662	(84)	847	(1,611)
Other income	422	809	788	1,513
Total other income and expense	(53,294)	(53,733)	(87,299)	(83,891)
Income (loss) before income taxes	2,236	(4,655)	(1,755)	(5,959)
INCOME TAX (PROVISION) BENEFIT	(1,566)	2,646	1,077	3,050
Income (loss) from continuing operations	670	(2,009)	(678)	(2,909)
Income from discontinued operations, net of tax (provision) benefit of $(133) and $479, respectively	—	585	—	127
Cumulative effect of change in accounting principle, net of tax benefit of $30,383	—	—	—	(566,404)
NET INCOME (LOSS)	670	(1,424)	(678)	(569,186)
PREFERRED STOCK DIVIDENDS	2,587	2,587	5,175	5,175
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(1,917)	$(4,011)	$(5,853)	$(574,361)
BASIC EARNINGS (LOSS) PER SHARE:
Loss per common share from continuing operations before discontinued operations and cumulative effect of change in accounting principle	$(0.02)	$(0.05)	$(0.07)	$(0.09)
Earnings per share from discontinued operations	$—	$0.01	$—	$0.00
Loss per share from cumulative effect of change in accounting principle	$—	$—	$—	$(6.65)
Loss per common share	$(0.02)	$(0.05)	$(0.07)	$(6.75)
Weighted average common shares outstanding	85,604	85,430	85,602	85,154
DILUTED EARNINGS PER SHARE:
Loss per common share from continuing operations before discontinued operations and cumulative effect of change in accounting principle	$(0.02)	$(0.05)	$(0.07)	$(0.09)
Earnings per share from discontinued operations	$—	$0.01	$—	$0.00
Loss per share from cumulative effect of change in accounting principle	$—	$—	$—	$(6.65)
Loss per common share	$(0.02)	$(0.05)	$(0.07)	$(6.75)
Weighted average common and common equivalent shares outstanding	85,758	85,750	85,710	85,396

The accompanying notes are an integral part of these unaudited consolidated statements.

SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2003

(in thousands) (Unaudited)

	Series D Preferred Stock	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Additional Paid-In Capital – Deferred Compensation	Retained Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
BALANCE, December 31, 2002	$35	$439	$417	$760,478	$(551)	$(547,958)	$(1,680)	$211,180
Dividends paid on Series D Preferred Stock	—	—	—	—	—	(5,175)	—	(5,175)
Class A Common Stock issued pursuant to employee benefit plans and stock options exercised	—	2	—	2,350	—	—	—	2,352
Repurchase of 194,500 shares of Class A Common Stock	—	(2)	—	(1,542)	—	—	—	(1,544)
Amortization of deferred compensation	—	—	—	—	261	—	—	261
Net loss	—	—	—	—	—	(678)	—	(678)
Other comprehensive loss:
Amortization of derivative instruments, net of tax provision of $304	—	—	—	—	—	—	560	560
Comprehensive loss	—	—	—	—	—	—		(118)

BALANCE, June 30, 2003	$35	$439	$417	$761,286	$(290)	$(553,811)	$(1,120)	$206,956

The accompanying notes are an integral part of these unaudited consolidated statements.

SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands) (Unaudited)

	Six Months Ended June 30,
	2003	2002
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net loss	$(678)	$(569,186)
Adjustments to reconcile net loss to net cash flows from operating activities:
Amortization of debt (premium) discount	(297)	49
Depreciation and amortization of property and equipment	22,607	19,724
(Income) loss from equity investments	(847)	1,611
Loss on sale of property	387	466
Amortization of deferred compensation	261	366
Unrealized loss from derivative instruments	1,147	4,858
Amortization of definite-lived intangible assets and other assets	9,669	9,865
Amortization of program contract costs and net realizable value adjustments	52,549	68,285
Amortization of deferred financing costs	1,508	2,313
Extinguishment of debt, non-cash portion	3,705	673
Loss from cumulative effect of change in accounting principle	—	566,404
Amortization of derivative instruments	829	509
Deferred tax (benefit) provision related to operations	(1,568)	11,693
Net effect of change in deferred barter revenues and deferred barter costs	(96)	(340)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in minority interest	(80)	(701)
Decrease in receivables, net	10,243	2,453
Decrease in taxes receivable	37,585	28,625
Decrease (increase) in prepaid expenses and other current assets	6,965	(5,082)
Decrease in other long term assets	2,562	1,781
Decrease in accounts payable and accrued liabilities	(7,913)	(12,442)
Decrease in other long-term liabilities	(3,222)	(2,626)
Payments on program contracts payable	(53,653)	(55,408)
Net cash flows from operating activities	81,663	73,890
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(37,045)	(22,705)
Payment for acquisition of television station licenses and related assets	(18,000)	(21,177)
Distributions from investments	288	289
Contributions in investments	(4,241)	(5,524)
Proceeds from sale of property	138	54
Repayment of note receivable	—	30,257
Loans to affiliates	(585)	(53)
Proceeds from loans to affiliates	388	6,657
Net cash flows used in investing activities	(59,057)	(12,202)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable and commercial bank financing	316,336	316,500
Repayments of notes payable, commercial bank financing and capital leases	(113,000)	(394,500)
Accretion of capital leases	373	266
Redemption of High Yield Trust Originated Preferred Securities	(200,000)	—
Proceeds from exercise of stock options	283	1,930
Payments for deferred financing costs	(6,846)	(3,649)
Dividends paid on Series D Preferred Stock	(5,175)	(5,175)
Repurchase of Class A common stock	(1,544)	—
Repayments of notes and capital leases to affiliates	(2,122)	(1,959)
Net cash flows used in financing activities	(11,695)	(86,587)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,911	(24,899)
CASH AND CASH EQUIVALENTS, beginning of period	5,327	32,063
CASH AND CASH EQUIVALENTS, end of period	$16,238	$7,164

The accompanying notes are an integral part of these unaudited consolidated statements

1.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Sinclair Broadcast Group, Inc. and all of its consolidated subsidiaries.  We own and operate, provide sales services, or provide programming and operating services pursuant to local marketing agreements (LMAs) to 62 television stations, in 39 markets throughout the United States.  The financial statements of Cunningham Broadcasting Corporation and G1440, Inc. are consolidated for the three and six months ending June 30, 2003 and 2002.  The financial statements for Acrodyne Communications, Inc. are consolidated for the three and six months ended June 30, 2003.

Interim Financial Statements

The consolidated financial statements for the three and six months ended June 30, 2003 and 2002 are unaudited, but in the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations, and cash flows for these periods.

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

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51 (Interpretation No. 46).  Interpretation No. 46 introduces the variable interest consolidation model, which determines control and consolidation based on potential variability in gains and losses of the entity being evaluated for consolidation.  Interpretation No. 46 is effective July 1, 2003 and we are in the process of assessing its impact on our financial statements.

We adopted Statement of Financial Accounting Standard (SFAS) No. 145, Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections on January 1, 2003.  SFAS No. 145 requires us to record gains and losses on extinguishment of debt as a component of income from continuing operations rather than as an extraordinary item, and we have reclassified such items for all periods presented.  There are other provisions contained in SFAS No. 145 that we do not expect to have a material effect on our financial statements.   After reclassifying our extraordinary item, for the six months ended June 30, 2002 net loss from continuing operations increased to $2.9 million from $1.8 million and the related loss per share increased to $0.09 per share from $0.08 per share.

We adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities on January 1, 2003.  SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies the Emerging Issues Task Force (EITF) issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.  The primary difference between SFAS No. 146 and EITF 94-3 concerns the timing of liability recognition.  The adoption of SFAS No. 146 did not have a material effect on our financial statements.

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

Pro Forma Information Related To Stock-Based Compensation

As permitted under SFAS No. 123, Accounting for Stock-Based Compensation, we measure compensation expense for our stock-based employee compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and provide pro forma disclosures of net income and earnings per share as if the fair value-based method prescribed by SFAS No. 123 had been applied in measuring compensation expense.

Had compensation cost for our 2003, 2002 and prior year grants for stock-based compensation plans been determined consistent with SFAS No. 123, our net loss available to common shareholders for these three and six month periods would approximate the pro forma amounts below (in thousands, except per share data):

	Three Months Ended June 30, 2003		Three Months Ended June 30, 2002
	As Reported	Pro Forma	As Reported	Pro Forma
Net loss available to common shareholders	$(1,917)	$(3,610)	$(4,011)	$(5,967)
Basic net loss per share	$(0.02)	$(0.04)	$(0.05)	$(0.07)
Diluted net loss income per share	$(0.02)	$(0.04)	$(0.05)	$(0.07)

	Six Months Ended June 30, 2003		Six Months Ended June 30, 2002
	As Reported	Pro-Forma	As Reported	Pro-Forma
Net loss available to common shareholders	$(5,853)	$(9,396)	$(574,361)	$(578,372)
Basic net loss per share	$(0.07)	$(0.11)	$(6.75)	$(6.79)
Diluted net loss income per share	$(0.07)	$(0.11)	$(6.75)	$(6.79)

We have computed for pro forma disclosure purposes the value of all options granted during the three and six months ended June 30, 2003 and 2002, respectively, using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Risk-free interest rate	2.80%	4.24%	2.85%	4.24%
Expected lives	5 years	5 years	5 years	5 years
Expected volatility	51%	55%	51%	55%
Weighted Average Fair Value	$4.22	$6.34	$4.41	$6.34

Adjustments are made for options forfeited prior to vesting.

We adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets on January 1, 2002.  As a result of adopting SFAS No. 144, we reported the results of operations of WTTV-TV as discontinued operations in the accompanying statements of operations.  Discontinued operations have not been segregated in the Statement of Consolidated Cash Flows and, therefore, amounts for certain captions will not agree with the accompanying consolidated statements of operations.  See Note 2 - Acquisitions and Dispositions.

In January 2003, the EITF issued EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables.  EITF 00-21 addresses determination of whether an arrangement involving multiple deliverables contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement.  EITF 00-21 does not otherwise change the applicable revenue recognition criteria.  EITF 00-21 is effective for revenue arrangements entered in fiscal periods beginning after June 15, 2003.  We will adopt Issue No. 00-21 in the quarter beginning July 1, 2003.  We have evaluated the effect of adopting EITF 00-21 and do not anticipate that it will have a material impact on our financial position, results of operations, or cash flows.

Reclassifications

Certain reclassifications have been made to the prior year’s financial statements to conform to the current year’s presentation.

2.              ACQUISITIONS AND DISPOSITIONS:

WTTV Disposition

On April 18, 2002, we entered into an agreement to sell the television station of WTTV-TV in Bloomington, Indiana and its satellite station, WTTK-TV in Kokomo, Indiana to a third party.  On July 24, 2002, WTTV-TV had net assets and liabilities held for sale of $108.8 million, and we completed such sale for $124.5 million and recognized a gain, net of taxes, of $7.5 million, which was used to pay down indebtedness.  The operating results of WTTV-TV are not included in our consolidated results from continuing operations for the periods ended June 30, 2002.  We recorded net income from discontinued operations of $0.6 million and $0.1 million for the three and six months ended June 30, 2002, respectively.  We applied the accounting for the disposal of long-lived assets in accordance with SFAS No. 144 as of January 1, 2002.

Acrodyne Acquisition

On January 1, 2003, we forgave indebtedness owed to us by Acrodyne in the aggregate amount of $9.0 million in exchange for 20.3 million additional shares of Acrodyne common stock.  The terms of the agreement also committed us to an additional investment of $1.0 million, which we funded on January 1, 2003.  As a result of the agreement, we own an 82.4% interest in Acrodyne and beginning January 1, 2003, we have consolidated the financial statements of Acrodyne Communications, Inc., and discontinued accounting for the investment under the equity method of accounting.

Cunningham/WPTT, Inc. Acquisitions

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

On November 15, 1999, we entered into five separate plans and agreements of merger, pursuant to which we would acquire through merger with subsidiaries of Cunningham, television broadcast stations WABM-TV, Birmingham, Alabama, KRRT-TV, San Antonio, Texas, WVTV-TV, Milwaukee, Wisconsin, WRDC-TV, Raleigh, North Carolina, and WBSC-TV (formerly WFBC-TV), Anderson, South Carolina.  The consideration for these mergers was the issuance to Cunningham of shares of our Class A Common voting stock.  In December 2001, we received FCC approval on all the transactions except for WBSC-TV.  Accordingly, on February 1, 2002, we closed on the purchase of the FCC license and related assets of WABM-TV, KRRT-TV, WVTV-TV and WRDC-TV.  The total value of the shares issued in consideration for the approved mergers was $7.7 million.  In light of the new ownership rules recently promulgated by the FCC, we believe the acquisition of WBSC-TV should now be approved by the FCC.

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

In January 2002, the Rainbow/Push Coalition filed an appeal of the FCC’s decision to grant a number of Sinclair applications to transfer control of television broadcast licenses to subsidiaries of Sinclair Broadcast Group, Inc. with the US Court of Appeals for the DC Circuit.  The stations affected by the appeal are WNUV-TV, WTTE-TV, WRGT-TV, WTAT-TV, WVAH-TV, KOKH-TV, KRRT-TV, WVTV-TV, WRDC-TV, WABM-TV, WBSC-TV, WCWB-TV, WLOS-TV and KABB-TV. On June 10, 2003 a panel of the US Court of Appeals for the DC Circuit dismissed the Rainbow/Push Coalition’s appeal, ruling that Rainbow/Push did not have standing to appeal the Commission’s earlier decision. Rainbow/Push has filed a motion for the panel of the DC circuit court to reconsider this decision.  Although we do not expect to lose these licenses, we can provide no assurances as to the outcome of the motion for reconsideration.

Operating Leases

At June 30, 2003 and at December 31, 2002, we had an outstanding letter of credit of $1.0 million and $1.1 million respectively, under our revolving credit facility.  The letter of credit acts as collateral of lease payments for the property occupied by WTTA-TV in Tampa, FL pursuant to the terms and conditions of the lease agreement.  David D. Smith, Frederick G. Smith and J. Duncan Smith are each an officer and a director of Sinclair.  Robert E. Smith is a director of Sinclair.  These four individuals own the television station WTTA-TV, which we program pursuant to an LMA.

Affiliation Agreements

Sixty of the 62 television stations that we own and operate or to which we provide programming services or sales services, currently operate as affiliates of FOX (20 stations), WB (19 stations), ABC (8 stations), NBC (4 stations), UPN (6 stations) and CBS (3 stations).  The remaining two stations are independent.  The networks produce and distribute programming in exchange for each station’s commitment to air the programming at specified times and for commercial announcement time during the programming.  In addition, networks other than FOX pay each affiliated station a fee for each network-sponsored program broadcast by the station.

The NBC affiliation agreements with WICS/WICD (Champaign/Springfield, Illinois) and WKEF-TV (Dayton, Ohio) were scheduled to expire on April 1, 2003.  On March 27, 2003, we extended the term of those agreements to April 1, 2004.

The affiliation agreements of three ABC stations (WEAR-TV, in Pensacola, Florida, WCHS-TV, in Charleston, West Virginia, and WXLV-TV, in Greensboro/Winston-Salem, North Carolina) have expired.  We continue to operate these stations as an ABC affiliate and we do not believe ABC has any current plans to terminate the affiliation of any of these stations.

If we do not enter into affiliation agreements to replace expired or expiring agreements, we may no longer be able to carry programming of the relevant network.  This loss of programming would require us to obtain replacement programming, which may involve higher costs and which may not be attractive to our target audience.

Local Marketing Agreements

The FCC recently modified its broadcast ownership rules.  The new rules, among other things:

•                  increase the number of stations a group may own nationally by increasing the audience reach cap from 35% to 45%;

•                  increase the number of stations an entity can own or control in many local markets subject to restrictions including the number of stations an entity can own or control which are ranked among the top four in their Designated Marketing area (DMA);

•                  repeal the newspaper-broadcast limits and replace them with general cross media limits which would permit owners of daily newspapers to own one or more television stations in the same market as the newspaper’s city of publication in many markets; and

•                  repeal the radio-television broadcast ownership limits and replace them with new general cross media limits.

The new rules have yet to take effect, and currently Congress is examining them.  If these rules become law, broadcast station owners would be permitted to own more television stations, both locally and nationally, potentially affecting our competitive position.

Certain of our stations have entered into what have commonly been referred to as local marketing agreements or LMAs.  One typical type of LMA is a programming agreement between two separately owned television stations serving the same market, whereby the licensee of one station programs substantial portions of the broadcast day and sells advertising time during such program segments on the other licensee’s station subject to the ultimate editorial and other controls being exercised by the latter licensee.  We believe these arrangements allow us to reduce our operating expenses and enhance profitability.  Although the duopoly rules recently enacted by the FCC allow us to continue to program most of the stations with which we currently have LMAs or to buy these stations, in the absence of a waiver, the new rules would require us to terminate or modify three of our LMAs in markets where both the station we own and the station with which we have an LMA are ranked among the top four stations in their particular DMA.  The FCC’s new ownership rules include specific provisions permitting waivers of this “top four restriction” and we are currently studying the applicability of these rules to our markets.  If we are required to terminate or modify our LMAs, our business could be affected in the following ways:

•                  Losses on investments.  As part of our LMA arrangements, we own the non-license assets used by the stations with which we have LMAs.  If certain of these LMA arrangements are no longer permitted, we would be forced to sell these assets, restructure our agreements or find another use for them.  If LMAs are prohibited, the market for such assets may not be as good as when we purchased them and we would need to sell the assets to the owner or purchaser of the related license assets.  Therefore, we cannot be certain we will recoup our investments.

•                  Termination penalties.  If the FCC requires us to modify or terminate existing LMAs before the terms of the LMAs expire, or under certain circumstances, we elect not to extend the term of the LMAs, we may be forced to pay termination penalties under the terms of some of our LMAs.  Any such termination penalty could be material.

The FCC requires the owner/licensee of a station to maintain independent control over the programming and operations of the station.  As a result, the owners/licensees of the stations with which we have LMAs or outsourcing agreements can exert their control in ways that might be counter to our interests, including the right to preempt or terminate programming in certain instances.  These preemption and termination rights cause some uncertainty as to whether we will be able to air all of the programming that we purchased, and therefore, uncertainty about the advertising revenue we will receive from such programming.  In addition, if the FCC determines that the owner/licensee is not exercising sufficient control, it may penalize the owner/licensee by a fine, revocation of the license for the station or a denial of the renewal of the license.  Any one of these scenarios might result in a reduction of our cash flow and an increase in our operating costs or margins, especially the revocation of or denial of renewal of a license.  In addition, penalties might also affect our qualifications to hold FCC licenses, and thus put those licenses at risk.

Joint Sales or Outsourcing Agreements

Under the new broadcast ownership rules, radio station joint sales agreements or JSAs (agreements which typically authorize a station to sell advertising time on another station in return for a fee) are attributable and must be terminated within two years of the effective date of the rules, unless the station providing the services can otherwise own the station under the new multiple ownership rules.  While television JSAs are currently not attributable, the FCC has announced that it intends to issue a Notice of Proposed Rulemaking to seek comment on whether or not to make television JSAs attributable as well.  Certain of our television stations have entered into outsourcing agreements pursuant to which either one of our stations provides certain non-programming services (including sales services) to another station in the market or another in-market station provides such services to one of our stations.  If these agreements are deemed to be similar to JSAs, and if television JSAs become attributable, we could be required to terminate our existing outsourcing agreements within a specified time period after the effective date of the FCC’s decision.

WNAB Options

We have entered into an agreement with a third party to purchase certain license and non-license television broadcast assets of WNAB-TV at our option (the call option) and additionally, the third party may require us to purchase these license and non-license broadcast assets at the option of the third party (the put option).  On January 2, 2003, we made an $18 million non-refundable deposit against the purchase price of the put or call option on the non-license assets in return for a reduction of $0.1 million in our profit sharing arrangements.  Under current law, we have no right to buy WNAB-TV.  If or when the put option becomes exercisable, and if the current law has not changed, we may assign our option to an eligible buyer.  There can be no assurance that we will find an eligible buyer or recover our commitment.  Upon exercise, we may settle the call or put options entirely in cash or, at our option, we may pay up to one-half of the purchase price by issuing additional shares of our Class A common stock. The call and put option exercise prices vary depending upon the exercise dates and have been adjusted for the deposit. The license asset call option exercise price is $5.0 million prior to March 31, 2005, $5.6 million from March 31, 2005 until March 31, 2006 and $6.2 million after March 31, 2006. The non-license asset call option exercise price is $8.3 million prior to March 31, 2005, $12.6 million from March 31, 2005 until March 31, 2006 and $16.0 million after March 31, 2006. The license asset put option price is $5.4 million from July 1, 2005 to July 31, 2005, $5.9 million from July 1, 2006 to July 31, 2006 and $6.3 million from July 1, 2007 to July 31, 2007. The non-license asset put option price is $7.9 million from July 1, 2005 to July 31, 2005, $12.4 million from July 1, 2006 to July 31, 2006 and $16.0 million from July 1, 2007 to July 31, 2007.

Derivative Termination Option

We hold an interest rate swap agreement with a financial institution that has a notional amount of $575 million, which expires on June 5, 2006.  During June 2003, we assigned $200 million of the notional amount to a second financial institution.  The instrument with a notional amount of $375.0 million contains a European style (that is, exercisable only on the exercise date) termination option and can be terminated partially or in full by the counterparty on June 3, 2004 and June 3, 2005 at its fair market value. We estimate the fair market value of this agreement at June 30, 2003 to be $47.3 million based on a quotation from the counterparty and this amount is reflected as a component of other long-term liabilities on our consolidated balance sheet as of June 30, 2003. If the counterparty chooses to partially or fully exercise its option to terminate the agreement, we will fund the payment from cash generated from our operating activities and/or borrowings under our bank credit agreement.

4.              SUPPLEMENTAL CASH FLOW INFORMATION (in thousands):

During the six months ended June 30, 2003 and 2002, our supplemental cash flow information was as follows:

	Six Months Ended June 30,
	2003	2002
Capital lease obligations incurred	$2,699	$23,279
Income taxes paid for continuing operations	$1,503	$2,091
Income tax refunds received and (taxes paid) related to discontinued operations	$339	$(64)
Income tax refunds received	$38,273	$45,488
Subsidiary trust minority interest payments	$10,979	$11,625
Interest payments	$62,211	$63,263
Payments related to extinguishment of debt	$11,482	$83
Stock issued to acquire broadcast licenses	—	$7,703

5.                    EARNINGS (LOSS) PER SHARE:

Basic earnings (loss) per share (EPS) is calculated using the weighted average number of shares outstanding during the period.  Diluted earnings (loss) per share (Diluted EPS) includes the potentially dilutive effect, if any, which would occur if outstanding options to purchase common stock were exercised using the treasury stock method.  Stock options to exercise 0.2 million incremental shares of common stock were outstanding during the quarter ended June 30, 2003 and stock options to exercise 0.3 million incremental shares of common stock were outstanding during the quarter ended June 30, 2002, but were not included in the computation of Diluted EPS as the effect would be anti-dilutive.    Stock options to exercise 0.1 million incremental shares of common stock were outstanding during the six months ended June 30, 2003 and stock options to exercise 0.2 million incremental shares of common stock were outstanding for the six months ended June 30, 2002 but were not included in the computation of Diluted EPS as the effect would be anti-dilutive.  The remaining options to purchase shares of common stock that were outstanding during the three and six months ended June 30, 2003 and June 30, 2002 were not included in the computation of Diluted EPS because the options exercise price was greater than the average market price of the shares of common stock.

6.                    DERIVATIVE INSTRUMENTS:

We enter into derivative instruments primarily for the purpose of reducing the impact of changing interest rates on our floating rate debt, and to reduce the impact of changing fair market values of our fixed rate debt.  As of June 2003, we held the following derivative instruments:

•                  An interest rate swap agreement with a financial institution that has a notional amount of $575 million, which expires on June 5, 2006.  During June 2003, we assigned $200 million of the notional amount to a second financial institution.  Both agreements expire on June 5, 2006.  These swap agreements require us to pay a fixed rate which is set in the range of 6.25% to 7% and receive a floating rate based on the three month London Interbank Offered Rate (LIBOR) (measurement and settlement is performed quarterly).  These swap agreements are reflected as a derivative obligation based on their fair value of $72.6 million and $71.4 million as a component of other long-term liabilities in the accompanying consolidated balance sheets as of June 30, 2003 and December 31, 2002, respectively.  These swap agreements do not qualify for hedge accounting treatment under SFAS No. 133; therefore, changes in their fair market values are reflected currently in earnings as gain (loss) on derivative instruments.  We incurred an unrealized loss of $2.2 million and $15.8 million during the three months ended June 30, 2003 and 2002, respectively, related to these instruments.  We incurred an unrealized loss of $1.1 million and $4.9 million during the six months June 30, 2003 and 2002, respectively, related to these instruments.  The instrument with a notional amount of $375 million contains a European style (that is, exercisable only on the exercise date) termination option and can be terminated partially or in full by the counterparty on June 3, 2004 and June 3, 2005 at its fair market value.

•                  In March 2002, we entered into two interest rate swap agreements with notional amounts totaling $300 million, which expire on March 15, 2012, in which we receive a fixed rate of 8% and pay a floating rate based on LIBOR (measurement and settlement is performed quarterly).  These swaps are accounted for as a hedge of our 8% debenture in accordance with SFAS No. 133 whereby changes in the fair market value of the swaps are reflected as adjustments to the carrying amount of the debenture.  These swaps are reflected in the accompanying balance sheet as a derivative asset and as a premium on the 8% debenture based on their fair value of $33.4 million.

The counterparties to these agreements are international financial institutions. We estimate the net fair value of these instruments at June 30, 2003 to be a liability of $39.2 million.  The fair value of the interest rate swap agreements is estimated by obtaining quotations from the financial institutions which are a party to our derivative contracts.  The fair value is an estimate of the net amount that we would pay on June 30, 2003 if the contracts were transferred to other parties or cancelled by the counterparties or us.

During May 2003, we completed a private placement of $150.0 million aggregate principal amount of 4.875% Convertible Senior Subordinated Notes.  See Note 7 - Notes Payable Issuances.  Under certain circumstances, we will pay contingent cash interest to the holders of the convertible notes during any six month period from January 15 to July 14 and from July 15 to January 14, commencing with the six month period beginning January 15, 2011.  This contingent interest feature is an embedded derivative which had a negligible fair value as of June 30, 2003.

Our losses resulting from prior year terminations of fixed to floating interest rate agreements are reflected as a discount on our fixed rate debt and are being amortized to interest expense through December 15, 2007, the expiration date of the terminated swap agreements.  For the three months ended June 30, 2003 and 2002, amortization of $0.1 million of the discount was recorded as interest expense for each respective period.  For the six months ended June 30, 2003 and 2002, amortization of $0.3 million of the discount was recorded as interest expense for each respective period.

We experienced deferred net losses in prior years related to terminations of floating to fixed interest rate swap agreements.  These deferred net losses are reflected as other comprehensive loss, net of tax effect, and are being amortized to interest expense through the expiration dates of the terminated swap agreements, which expire from July 9, 2001 to June 3, 2004.  For the three months ended June 30, 2003 and 2002, we amortized $0.4 million and $0.3 million, respectively, from accumulated other comprehensive loss and deferred tax asset to interest expense.  For the six months ended June 30, 2003 and 2002, we amortized $0.9 million and $0.5 million, respectively, from accumulated other comprehensive loss and deferred tax asset to interest expense.

7.       NOTES PAYABLE ISSUANCES:

During May 2003 we completed a private placement of $150.0 million aggregate principal amount of 4.875% Convertible Senior Subordinated Notes due 2018 (Convertible Notes).  The Convertible Notes were issued at par, mature on July 15, 2018, and have the following characteristics:

•                  The notes are convertible into shares of our class A common stock at the option of the holder upon certain circumstances. The conversion price is $22.37 until March 31, 2011 at which time the conversion price increases quarterly until reaching $28.07 on July 1, 2018.

•                  The notes may be put to us at par on January 15, 2011, or called thereafter by us.

•                  The notes bear cash interest at an annual rate of 4.875% until January 15, 2011 and bear cash interest at an annual rate of 2.00% from January 15, 2011 through maturity.

•                  The principal amount of the notes will accrete to 125.66% of the original par amount from January 15, 2011 to maturity so that when combined with the cash interest, the yield to maturity of the notes will be 4.875% per year.

•                  Under certain circumstances, we will pay contingent cash interest to the holders of the Convertible Notes during any six month period from January 15 to July 14 and from July 15 to January 14, commencing with the six month period beginning January 15, 2011.  This contingent interest feature is an embedded derivative which had a negligible fair value as of June 30, 2003.

We used the net proceeds, along with the net proceeds from the issuance of $100.0 million of 8% Senior Subordinated Notes due 2012, to finance the redemption of the 11.625% High Yield Trust Originated Preferred Securities due 2009, to repay debt outstanding under our bank credit agreement and for general corporate purposes.  Net costs associated with the offering totaled $4.6 million. These costs were capitalized and are being amortized as interest expense over the term of the Convertible Notes.

On May 29, 2003, we completed a private placement of $100.0 million aggregate principal amount of Senior Subordinated Notes, which was an add-on issuance under the indenture relating to our 8% Senior Subordinated Notes due 2012.  The Notes were issued at a price of $105.3359 plus accrued interest from March 15, 2003 to May 28, 2003, yielding a rate of 7.00%.  We used the net proceeds, along with the net proceeds received in connection with our issuance of $150 million of Convertible Notes due 2018, to finance the redemption of the 11.625% High Yield Trust Offering Preferred Securities due 2009 and for general corporate purposes.  Net costs associated with the offering totaled $1.3 million.  These costs were capitalized and are being amortized to interest expense over the term of the Senior Subordinated Notes.

8.       REDEMPTION OF HIGH YIELD TRUST ORIGINATED PREFERRED SECURITIES

On June 20, 2003, we redeemed the $200.0 million aggregate principal amount of the 11.625% High Yield Trust Originated Preferred Securities (HYTOPS). The redemption occurred through the issuance of the 8% Senior Subordinated Notes due 2012 and the Convertible Notes.  We recognized a loss on debt extinguishment of $15.2 million consisting of a $9.3 million call premium, a write-off of the previous deferred financing costs of $3.7 million and other fees of $2.2 million.

9.       GUARANTORS OF SENIOR SUBORDINATED NOTES:

The guarantors of our registered securities are 100% owned by the parent and are comprised of certain of our subsidiaries whose guarantees are full and unconditional and joint and several.  Those subsidiaries who are not guarantors of the securities (non-guarantors) are minor and our parent company has no independent assets or operations as defined by SEC rules.  Neither the parent nor the guarantors have any significant restrictions on their ability to obtain funds from their subsidiaries in the form of dividends or loans.  (Please refer to our Form 10-K as amended, for the fiscal year ended December 31, 2002 under Note 4 to our consolidated financial statements, Notes Payable and Commercial Bank Financing, for further details.)

ITEM 2.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following information should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this Quarterly Report and the audited financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-K, as amended, for the fiscal year ended December 31, 2002.

This report includes or incorporates forward-looking statements.  We have based these forward-looking statements on our current expectations and projections about future events.  These forward-looking statements are subject to risks, uncertainties and assumptions about us, including, among other things:

•                  continuing impact of the war,

•                  the impact of changes in national and regional economies,

•                  volatility of programming costs,

•                  market acceptance of new programming and our News Central strategy,

•                  the popularity of our programming,

•                  successful integration of acquired television stations (including achievement of synergies and cost reductions),

•                  successful execution of outsourcing agreements,

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

Other matters set forth in this report, as well as the risk factors set forth in our Form 10-K, as amended, for the fiscal year ended December 31, 2002, filed with the Securities and Exchange Commission may also cause actual results in the future to differ materially from those described in the forward-looking statements.  We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.

The following table sets forth certain operating data for the three and six months ended June 30, 2003 and 2002:

OPERATING DATA (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Statement of Operations Data:
Net broadcast revenues (a)	$174,916	$173,685	$327,397	$318,218
Barter revenues	16,387	15,847	30,504	30,580
Other operating divisions revenues	4,472	1,138	8,551	2,251
Total revenues	195,775	190,670	366,452	351,049
Station production expenses	36,609	36,414	73,363	70,086
Station selling, general and administrative expenses	36,917	35,838	71,623	69,608
Expenses recognized from station barter arrangements	15,372	14,397	28,277	27,239
Depreciation and amortization expense (b)	16,321	14,765	32,276	29,297
Amortization of program contracts costs and net realizable value adjustments	23,859	33,015	52,549	62,717
Stock-based compensation	504	574	1,096	1,016
Other operating divisions expenses	4,218	1,928	9,439	3,556
Corporate general and administrative expenses	6,445	4,661	12,285	9,598
Operating income	55,530	49,078	85,544	77,932
Interest expense	(31,570)	(32,361)	(61,372)	(65,950)
Subsidiary trust minority interest expense (c)	(5,273)	(5,972)	(11,246)	(11,945)
Loss on sale of broadcast assets	(367)	(418)	(387)	(466)
Unrealized loss on derivative instrument	(2,218)	(15,783)	(1,147)	(4,858)
Loss from extinguishment of securities	(15,187)	—	(15,187)	(1,120)
Income (loss) related to investments	662	(84)	847	(1,611)
Interest and other income	659	885	1,193	2,059
Income (loss) before income taxes	2,236	(4,655)	(1,755)	(5,959)
Income tax (provision) benefit	(1,566)	2,646	1,077	3,050
Income (loss) from continuing operations	670	(2,009)	(678)	(2,909)
Income from discontinued operations, net of related income taxes	—	585	—	127
Cumulative adjustment for change in accounting principle, net of related income taxes	—	—	—	(566,404)
Net income (loss)	$670	$(1,424)	$(678)	$(569,186)
Net loss available to common shareholders	$(1,917)	$(4,011)	$(5,853)	$(574,361)

Per Share Data:
Basic loss per share from continuing operations	$(0.02)	$(0.05)	$(0.07)	$(0.09)
Basic income per share from discontinued operations	—	$0.01	—	—
Basic loss per share from cumulative effect of accounting change	—	—	—	$(6.65)
Basic net loss per share	$(0.02)	$(0.05)	$(0.07)	$(6.75)
Diluted loss per share from continuing operations	$(0.02)	$(0.05)	$(0.07)	$(0.09)
Diluted income per share from discontinued operations	—	$0.01	—	—
Diluted loss per share from cumulative effect of accounting change	—	—	—	$(6.65)
Diluted net loss per share	$(0.02)	$(0.05)	$(0.07)	$(6.75)

	June 30, 2003	December 31, 2002
Balance Sheet Data:
Cash and cash equivalents	$16,238	$5,327
Total assets	2,557,330	2,606,773
Total debt (d)	1,763,282	1,551,970
HYTOPS (e)	—	200,000
Total stockholders’ equity	206,956	211,180

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

(e)          HYTOPS represents our High Yield Trust Originated Preferred Securities of our subsidiary trust holding solely KDSM Senior Debentures representing $200 million aggregate liquidation value.  These securities were redeemed on June 20, 2003.

Results of Operations

Our net broadcast revenues increased to $174.9 million for the six months ended June 30, 2003, compared to $173.7 million for the prior year period.  During the first quarter of 2003, our operating results were reflective of overall increased advertising revenues experienced by the broadcasting industry during the first two months of the quarter, partially offset by negative effects during March resulting from the war in Iraq.  We continued to see the impact of the lingering effects of the war in Iraq with volatile advertising spending in the second quarter. Nevertheless, during the second quarter 2003, we experienced advertising revenue growth primarily through local market initiatives such as our direct mail conversion strategy which more than compensated for the absence of political advertising revenues.

Our results also include increased expenses reflecting continued expansion of our news central operations, our direct mail promotions campaign and our continued expenditures related to our conversion to digital television.  Our news central product was rolled out on February 3, 2003 to WBFF-TV (FOX 45) in Baltimore by adding an 11:00 p.m. local newscast.  During March 2003, the 10:00 p.m. newscast on WUHF-TV (FOX 31) in Rochester, the 10 p.m. newscast on WLFL-TV (WB 22) in Raleigh, the 9:00 p.m. newscast on KOKH-TV (FOX 25) in Oklahoma City and in May 2003, the 10:00 p.m. newscast on WPGH-TV (FOX 53) in Pittsburgh were converted to News Central.  On July 14, 2003, WUPN-TV (UPN 48) in Greensboro/Winston-Salem added a 10:00 p.m. newscast using the News Central format.  We continued to target direct mail advertisers and introduce the direct mail advertisers to television advertising.

Three Months Ended June 30, 2003 and 2002

Net loss available to stockholders for the three months ended June 30, 2003 was $1.9 million or a net loss of $0.02 per share compared to a net loss of $4.0 million or a loss of $0.05 per share for the three months ended June 30, 2002.

Net broadcast revenues increased to $174.9 million for the three months ended June 30, 2003 from $173.7 million for the three months ended June 30, 2002, or 0.7%. An increase in revenues of $2.7 million related to our direct mail initiative.  From a revenue category standpoint, the second quarter 2003 was positively impacted by higher advertising revenues generated from the automotive, services, home products, restaurants, and schools sectors, offset by decreases in fast food, movies, political, soft drinks and travel/leisure sectors.

During the three months ended June 30, 2003, national revenues decreased to $68.5 million, or 1.3%, from $69.4 million during the same period last year.  National political revenues decreased $0.9 million, or 55.7%.  During the three months ended June 30, 2003, local revenues increased to $98.7 million, or 1.6%, from $97.1 million during the same period last year.  Local political revenues decreased $0.5 million, or 69.8%, offsetting 0.6% of the increase in total local revenues.  The decrease in political revenues was primarily the result of several primary elections held during the 2002 period as compared to the same period in 2003.

National revenues, excluding political revenues, remained flat during the three months ended June 30, 2003 as compared to the same period last year. Local revenues, excluding political revenues, increased $2.1 million to $98.5 million, or 2.2%, during the three months ended June 30, 2003 from $96.4 million during the same period last year.  The increase in local revenues is related to our continued focus on local sales and our direct mail conversion initiative.

The network affiliations that experienced the largest growth of broadcast revenue from time sales for the three months ended June 30, 2003 were our UPN and NBC affiliates which increased 6.7% and 6.2%, respectively, compared with the three months ended June 30, 2002.  Our WB affiliates experienced revenue growth of 1.6%, for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002.  Our FOX and ABC affiliates experienced revenue decreases of 0.7% and 0.2%, respectively, primarily due to the loss of political dollars for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002.  Our CBS affiliates experienced a decrease of 5.8% primarily due to a decrease in revenues of $1.2 million related to our Cedar Rapids outsourcing agreement and a decrease of $0.1 million in political revenues for the three months ended June 30, 2003, as compared to the same period last year.

Other operating divisions revenue that related to software development and consulting remained flat at  $1.1 million for the three months ended June 30, 2003 and 2002.  Other operating divisions revenue that related to our ownership interest in Acrodyne increased by $3.0 million because beginning January 1, 2003, we commenced consolidating the financial statements of Acrodyne and discontinued accounting for the investment under the equity method of accounting.  Other operating division expenses increased by $2.3 million of which $3.0 million resulted from the consolidation of Acrodyne, offset by a decrease in general and administrative costs of $0.7 million for our software development and consulting division, primarily related to the consolidation from three offices to one and a continued focus on cost reduction, for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002.

Station production expenses were $36.6 million for the three months ended June 30, 2003 compared to $36.4 million for the three months ended June 30, 2002, an increase of $0.2 million or 0.6%.  The increase in station production costs primarily related to increases in rating service fees of $0.4 million related to new contracts for eleven stations, engineering costs of $0.2 million for increased electricity costs related to digital TV, and an increase in trade expense of $0.2 million.  These increases were offset by decreases in music license fees of $0.2 million, expenses relating to outsourcing and LMA agreements of $0.2 million, promotion costs of $0.1 million related to decreased spending for the Baltimore, Pittsburgh and Columbus markets in second quarter 2003 and decreases in news costs of $0.1 million related to implementation of our centralized news format.

Station selling, general and administrative expenses were $36.9 million for the three months ended June 30, 2003 compared to $35.8 million for the three months ended June 30, 2002, an increase of $1.1 million, or 3.0%. The increase primarily relates to an increase in sales compensation costs of $0.5 million, sales expense for our new direct mail marketing campaign of $0.3 million, an increase in sales expense for the addition of our WNAB-TV outsourcing agreement of $0.2 million, and increases in general and administrative expenses of $0.1 million.

Depreciation and amortization decreased $7.6 million to $40.2 million for the three months ended June 30, 2003 from $47.8 million for the three months ended June 30, 2002.  The decrease in depreciation and amortization for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002 was related to a decrease in amortization of $9.2 million related to our program contract costs and net realizable value adjustments as a result of a lower cost of additions of new programming during 2003 as compared to 2002 and a decrease in NRV adjustments and by a decrease in amortization of definite-lived intangible assets of $0.2 million.  The decrease was offset by an increase in fixed asset depreciation of $1.8 million related to our property additions, primarily resulting from our digital television conversion and centralized news and weather project.

Corporate general and administrative expenses increased $1.7 million to $6.4 million for the three months ended June 30, 2003 from $4.7 million for the three months ended June 30, 2002, or 36.2%. Corporate general and administrative expense represents the cost to operate our corporate headquarters location.  Such costs include corporate departmental salaries, bonuses and fringe benefits, directors and officers liability insurance, rent, telecommunications, consulting fees, legal and accounting fees and director fees.  Corporate departments include executive committee, treasury, finance and accounting, human resources, technology corporate relations, legal, sales, operations, purchasing and centralized news. The increase in corporate general and administrative costs primarily relates to an increase of $1.0 million for the launch of our centralized news and weather format as well as the centralization of our promotion and programming operations, increased telecommunication costs related to upgrades of $0.3 million, increased insurance costs of $0.3 million and increased director fees of $0.2 million offset by decreases in other expenses of $0.1 million.

Interest expense decreased to $31.6 million for the three months ended June 30, 2003 from $32.4 million for the three months, ended June 30, 2002, or 2.5%.  The decrease in interest expense resulted from the refinancing of indebtedness at lower interest rates during July 2002, November 2002, December 2002 and May 2003 and an overall lower interest rate environment.

Our income tax provision is $1.6 million for the three months ended June 30, 2003 compared to an income tax benefit of $2.6 million for the three months ended June 30, 2002.  Our effective tax rate increased to a provision of 69.8% for the three months ended June 30, 2003 from a benefit of 56.8% for the three months ended June 30, 2002.  Our tax rate changed to a provision in 2003 from a benefit in 2002 because we reported net income for the three months ended June 30, 2003 compared to a net loss for the three months ended June 30, 2002.  The increase in the effective tax rate primarily results from the treatment of the intercompany dividend related to HYTOPS in a quarter in which we did not experience earnings and profits.  For a detailed discussion of the treatment of the HYTOPS and earnings and profits, please refer to Note (a) in Footnote 6 to the financial statements found in the KDSM, Inc. Form 10-K for the fiscal year ended December 31, 2002 as filed with the United States Securities and Exchange Commission.

Six Months Ended June 30, 2003 and 2002

Net loss available to stockholders for the six months ended June 30, 2003 was $5.9 million or a net loss of $0.07 per share compared to a net loss of $574.4 million or a loss of $6.75 per share for the six months ended June 30, 2002. The primary reason for the reduction in the net loss was the adoption of SFAS No.142 Goodwill and Other Intangible Assets during the first quarter of 2002.  As a result of adopting SFAS No. 142, we recorded an impairment charge of $566.4 million related to our broadcast licenses and goodwill which was reflected as a cumulative effect of a change in accounting principle on our consolidated statement of operations, net of the related tax benefit of $30.4 million during the first quarter 2002.  This was a non-cash charge which had no effect on our liquidity or capital resources currently or prospectively. (Please refer to our 10-K, as amended, for the fiscal year ended December 31, 2002, under Note 1 in our audited consolidated financial statements, Summary of Significant Accounting Policies, Recent

Accounting Pronouncements, and under Risk Factors, captioned We have lost money in three of the last five years and may continue to do so, for further explanation.)

Net broadcast revenues increased to $327.4 million for the six months ended June 30, 2003 from $318.2 million for the six months ended June 30, 2002, or 2.9%. During the six months ended June 30, 2003, we had decreased revenue due to cyclical or non-recurring events as follows:  $2.2 million related to the war in Iraq, $1.0 million related to the Olympics, and $1.6 million related to the Superbowl, offset by an increase in revenues of $8.0 million related to our direct mail initiative.  From a revenue category standpoint, the six months ended June 30, 2003 was positively impacted by higher advertising revenues generated from the automotive, services, schools, restaurants, and home products sectors, offset by decreases in political, fast food and soft drinks sectors.

During the six months ended June 30, 2003, national revenues increased to $124.6 million, or 0.1%, from $124.5 million during the same period last year.  National political revenues decreased $2.3 million, or 69.7%.  During the six months ended June 30, 2003, local revenues increased to $187.7 million, or 4.6%, from $179.5 million during the same period last year.  Local political revenues decreased $0.7 million, or 56.8%, offsetting 0.4% of the increase in total local revenues.  The decrease in political revenues was primarily the result of several primary elections held during the 2002 period as compared to the same period in 2003.

National revenues, excluding political revenues, increased $2.4 million to $123.6 million, or 2.0%, during the six months ended June 30, 2003 from $121.2 million during the same period last year. Local revenues, excluding political revenues, increased $8.9 million to $187.1 million, or 5.0%, during the six months ended June 30, 2003 from $178.2 million during the same period last year.  The increase in national revenues was primarily due to an improving advertising market.  The increase in local revenues is related to our continued focus on local sales and our direct mail conversion initiative.

From a network affiliate perspective, broadcast revenue from time sales at our FOX affiliates, which represented 37.5% of the total, were up 0.3% for the six months ended June 30, 2003 as compared to the same period of 2002.  The network affiliations that experienced the largest revenue growth for the six months ended June 30, 2003 were our UPN and WB affiliates which increased 12.5% and 6.3%, respectively, compared with the six months ended June 30, 2002.  Our ABC affiliates experienced revenue growth of 4.3 % primarily due to the Superbowl for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002.  Our NBC affiliates experienced an increase in revenue of 1.4% notwithstanding the loss of political and Olympic dollars, and our CBS affiliates experienced a decrease of 8.5% primarily due to the loss of the revenues of $2.5 million related to our Cedar Rapids outsourcing agreement and a decrease of $1.5 million in political revenues for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002.

Other operating divisions’ revenue that related to software development and consulting remained flat at $2.2 million for the six months ended June 30, 2003 and 2002.  Other operating divisions’ revenue that related to our interest in Acrodyne increased by $6.3 million because beginning January 1, 2003, we commenced consolidating the financial statements of Acrodyne and discontinued accounting for the investment under the equity method of accounting.  Other operating division expenses increased by $5.9 million, of which $6.9 million resulted from the consolidation of Acrodyne, offset by a decrease in general and administrative costs of $1.0 million for our software development and consulting division, primarily related to the consolidation from three offices to one and a continued focus on cost reduction, for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002.

Station production expenses were $73.4 million for the six months ended June 30, 2003 compared to $70.1 million for the six months ended June 30, 2002, an increase of $3.3 million, or 4.7%.  The increase in station production costs primarily related to an increase in promotion costs of $3.3 million during the February 2003 sweeps compared to February 2002, when we reduced our spending due to direct competition from the Olympics, offset by decreased promotion costs of $0.1 million related to decreased spending for the Baltimore, Pittsburgh and Columbus markets in second quarter 2003.  We also experienced increases in rating service fees of $0.8 million related to new contracts for eleven stations and increases in engineering costs of $0.5 million related to the addition of our JSA WNAB-TV during the second quarter of 2002 and increased electricity costs related to digital TV.  These increases were offset by a decrease  in ABC affiliate fees of $0.4 million, a decrease in programming and production costs of $0.3 million related to our outsourcing and LMA agreements, a decrease in news cost of $0.2 million related to outsourcing agreements offset by increased spending for the news start-up at our station WSMH-TV, Flint, Michigan, and a decrease in music license fees of $0.3 million.

Station selling, general and administrative expenses were $71.6 million for the six months ended June 30, 2003 compared to $69.6 million for the six months ended June 30, 2002, an increase of $2.0 million, or 2.9%. We had an increase in sales expense for our new direct mail marketing campaign of $1.9 million, an increase in sales expense for the addition of our WNAB-TV outsourcing agreement of $0.5 million, an increase in sales compensation costs of $1.2 million, and an increase of $0.1 million in general and administrative costs.  These increases were offset by a decrease in selling, general and administrative expenses related to a reduction in bad debt expense of $1.7 million.

Depreciation and amortization decreased $7.2 million to $84.8 million for the six months ended June 30, 2003 from $92.0 million for the six months ended June 30, 2002.  The decrease in depreciation and amortization for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002 was related to a decrease in amortization of $10.2 million related to our program contract costs and net realizable value adjustments as a result of a lower cost of additions of new programming during 2003 as compared to 2002 and a decrease in NRV adjustments, a decrease in amortization of $0.2 related to definite-lived intangible assets, offset by an increase in fixed asset depreciation of $3.2 million related to our property additions, primarily resulting from our digital television conversion and centralized news and weather project.

Corporate general and administrative expenses increased $2.7 million to $12.3 million for the six months ended June 30, 2003 from $9.6 million for the six months ended June 30, 2002, or 28.1%. Corporate general and administrative expense represents the cost to operate our corporate headquarters location.  Such costs include corporate departmental salaries, bonuses and fringe benefits, directors and officers liability insurance, rent, telecommunications, consulting fees, legal and accounting fees and director fees.  Corporate departments include executive committee, treasury, finance and accounting, human resources, technology corporate relations, legal, sales, operations, purchasing and centralized news.  The increase in corporate general and administrative expenses primarily relates to an increase of $1.8 million for the launch of our centralized news and weather format as well as the centralization of our promotion and programming operations, increased costs for telecommunications related to upgrades of $0.5 million and increased insurance costs of $0.4 million.

Interest expense decreased to $61.4 million for the six months ended June 30, 2003 from $66.0 million for the six months ended June 30, 2002, or 7.0%.  The decrease in interest expense resulted from the refinancing of indebtedness at lower interest rates during July 2002, November 2002, December 2002 and May 2003, and an overall lower interest rate environment.

Our income tax benefit decreased to $1.1 million for the six months ended June 30, 2003 from an income tax benefit of $3.1 million for the six months ended June 30, 2002.  Our effective tax rate increased to a benefit of 61.6%  for the six months ended June 30, 2003 from a benefit of 51.2% for the six months ended June 30, 2002.  The increase in the effective tax rate primarily results from the treatment of the intercompany dividend related to HYTOPS, in a period in which we did not experience earnings and profits.  For a detailed discussion of the treatment of the HYTOPS and earnings and profits, please refer to Note (a) in Footnote 6 to the financial statements found in the KDSM, Inc. Form 10-K for the fiscal year ended December 31, 2002 as filed with the United States Securities and Exchange Commission.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operations and availability under our 2002 Bank Credit Agreement which consists of a term loan facility and a revolving credit facility.  As of June 30, 2003, we had $16.2 million in cash balances and working capital of approximately $30.5 million.  As of June 30, 2003, we had borrowed $500.0 million on the Term Loan B Facility.  The balance available under the Revolving Credit Facility was $225.0 million at June 30, 2003.  Our borrowing capacity is determined based on pro forma trailing cash flow levels as defined in our Bank Credit Agreement.  Based on pro forma trailing cash flow levels for the twelve months ended June 30, 2003, we had $236.3 million of borrowing capacity including $224.0 million of current capacity available under the Revolving Credit Facility.

During May 2003 we completed a private placement of $150.0 million aggregate principal amount of 4.875% Convertible Senior Subordinated Notes due 2018 (Convertible Notes).  The Convertible Notes were issued at par, mature on July 15, 2018, and have the following characteristics:

•                  The notes are convertible into shares of our class A common stock at the option of the holder upon certain circumstances. The conversion price is $22.37 until March 31, 2011 at which time the conversion price increases quarterly until reaching $28.07 on July 1, 2018.

•                  The notes may be put to us at par on January 15, 2011, or called thereafter by us.

•                  The notes bear cash interest at an annual rate of 4.875% until January 15, 2011 and bear cash interest at an annual rate of 2.00% from January 15, 2011 through maturity.

•                  The principal amount of the notes will accrete to 125.66% of the original par amount from January 15, 2011 to maturity so that when combined with the cash interest, the yield to maturity of the notes will be 4.875% per year.

•                  Under certain circumstances, we will pay contingent cash interest to the holders of the Convertible Notes during any six month period from January 15 to July 14 and from July 15 to January 14, commencing with the six month period beginning January 15, 2011.  This contingent interest feature is an embedded derivative which had a negligible fair value as of June 30, 2003.

We used the net proceeds, along with the net proceeds from the issuance of $100.0 million of 8% Senior Subordinated Notes, to finance the redemption of the 11.625% High Yield Trust Originated Preferred Securities due 2009, to repay debt outstanding under our bank credit agreement and for general corporate purposes.  Net costs associated with the offering totaled $4.6 million. These costs were capitalized and are being amortized as interest expense over the term of the Convertible Notes.

On May 29, 2003, we completed a private placement of $100.0 million aggregate principal amount of Senior Subordinated Notes, which was an add-on issuance under the indenture relating to our 8% Senior Subordinated Notes due 2012.  The Notes were issued at a price of $105.3359 plus accrued interest from March 15, 2003 to May 28, 2003, yielding a rate of 7.00%.  We used the net proceeds, along with the net proceeds received in connection with our issuance of $150 million of Convertible Notes due 2018, to finance the redemption of the 11.625% High Yield Trust Offering Preferred Securities due 2009 and for general corporate purposes.  Net costs associated with the offering totaled $1.3 million.  These costs were capitalized and are being amortized to interest expense over the term of the Senior Subordinated Notes.

On June 20, 2003, we redeemed the $200.0 million aggregate principal amount of the 11.625% High Yield Trust Originated Preferred Securities (HYTOPS), plus the associated 4.65% call premium and accrued interest thereon. The redemption occurred through the issuance of the Senior Subordinated Notes and Convertible Senior Subordinated Notes. We recognized a loss on debt extinguishment $15.2 million representing a $9.3 million call premium, a write-off of the previous debt acquisition costs of $3.7 million and consideration and other fees of $2.2 million.

We hold an interest rate swap agreement with a financial institution that has a notional amount of $575 million, which expires on June 5, 2006.  During June 2003, we assigned $200 million of the notional amount to a second financial institution.  The instrument with a notional amount of $375.0 million contains a European style (that is, exercisable only on the exercise date) termination option and can be terminated partially or in full by the counterparty on June 3, 2004 and June 3, 2005 at its fair market value. We estimate the fair market value of this agreement at June 30, 2003 to be $47.3 million based on a quotation from the counterparty and this amount is reflected as a component of other long-term liabilities on our consolidated balance sheet as of June 30, 2003. If the counterparty chooses to partially or fully exercise their option to terminate the agreement, we will fund the payment from cash generated from our operating activities and/or borrowings under our bank credit agreement.

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

Net cash flows from operating activities were $81.7 million for the six months ended June 30, 2003 as compared to net cash flows from operating activities of $73.9 million for the six months ended June 30, 2002.  We received income tax refunds net of payments of $37.1 million for the six months ended June 30, 2003 as compared to income tax refunds net of payments of $43.3 million for the six months ended June 30, 2002.  We made interest payments on outstanding indebtedness and payments for subsidiary trust minority interest expense totaling $73.2 million during the six months ended June 30, 2003 as compared to $74.9 million for the six months ended June 30, 2002.  The decrease in interest payments for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002 resulted from the refinancing of indebtedness at lower interest rates during July 2002, November 2002, December 2002 and May 2003 and an overall lower interest rate environment.

Net cash flows used in investing activities were $59.1 million for the six months ended June 30, 2003 as compared to net cash flows from investing activities of $12.2 million for the six months ended June 30, 2002.  This increase in net cash flows used in investing activity was primarily due to the payment of an $18.0 million non-refundable deposit against the purchase price of the put or call option on the non-license assets of WNAB, equity investment contributions of $4.2 million and payments relating to property and equipment expenditures of $37.0 million for the six months ended June 30, 2003 compared to a payment of $21.2 million for the acquisition of broadcast license assets, equity investment contributions of $5.5 million, acquisition of property and equipment of $22.7, offset by a repayment of a note receivable of $30.3 related to our license acquisitions, for the six months ended June 30, 2002.  The equipment expenditures consisted of $15.3 million related to our conversion to digital television, $13.8 million related to our rollout of our centralized weather and news operation and $7.9 million of other capital expenditures. We funded these investments with cash generated from operating activities and borrowings under our 2002 Bank Credit Agreement Revolving Credit Facility.

We expect that expenditures for property and equipment will increase for the year ended December 31, 2003 over prior years as a result of costs related to our conversion to digital television and our news central initiative.  We anticipate that future requirements for capital expenditures will include $25.0 million in costs related to our conversion to digital television, $16.0 million for the rollout of our news expansion program and $2.0 million of capital expenditures incurred during the ordinary course of business.  We may also incur additional expenditures related to strategic station acquisitions and equity investments if suitable investments can be identified on acceptable terms.  We expect to fund such expenditures with cash generated from operating activities, funding from our 2002 Bank Credit Agreement Revolving Credit Facility or issuance of securities pursuant to our universal shelf registration statement described above.

Net cash flows used in financing activities were $11.7 million for the six months ended June 30, 2003 compared to net cash flows used in financing activities of $86.6 million for the six months ended June 30, 2002. During the six months ended June 30, 2003, we borrowed a net of $203.3 million, whereas in the comparable period in 2002, we repaid a net $78.0 million of indebtedness.  We incurred deferred financing costs of $6.8 million related to the add-on issuance to our 8% Senior Subordinated Notes and issuance of our Convertible Notes, we redeemed $200.0 million aggregate principal amount of the 11.625% HYTOPS and we repurchased $1.5 million of our Class A common stock during the six months ended June 30, 2003.  In comparison, during the six months ended June 30, 2002, we incurred deferred financing costs of $3.6 million.  We paid $5.2 million of quarterly dividends on our Series D Preferred Stock and we expect to incur these payments in each of our future quarters.  We expect to fund these dividends with cash generated from operating activities and borrowings under our 2002 Bank Credit Agreement Revolving Credit Facility.

WTTV Disposition

On April 18, 2002, we entered into an agreement to sell the television station of WTTV-TV in Bloomington, Indiana and its satellite station, WTTK-TV in Kokomo, Indiana to a third party.  On July 24, 2002, WTTV-TV had net assets and liabilities held for sale of $108.8 million, and we completed such sale for $124.5 million and recognized a gain, net of taxes, of $7.5 million, which was used to pay down indebtedness.  The operating results of WTTV-TV are not included in our consolidated results from continuing operations for the period ended June 30, 2002.  We recorded a net loss from discontinued operations of $0.6 million and $0.1 million for the three and six months ended June 30, 2002.  We applied the accounting for the disposal of long-lived assets in accordance with SFAS No. 144 as of January 1, 2002.

Acrodyne Acquisition

On January 1, 2003, we forgave indebtedness owed to us by Acrodyne in the aggregate amount of $9.0 million in exchange for 20.3 million additional shares of Acrodyne common stock.  The terms of the agreement also committed us to an additional investment of $1.0 million, which we funded on January 1, 2003.  As a result of the agreement, we own an 82.4% interest in Acrodyne and beginning January 1, 2003, we have consolidated the financial statements of Acrodyne Communications, Inc., and discontinued accounting for the investment under the equity method of accounting.

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

On November 15, 1999, we entered into five separate plans and agreements of merger, pursuant to which we would acquire through merger with subsidiaries of Cunningham, television broadcast stations WABM-TV, Birmingham, Alabama, KRRT-TV, San Antonio, Texas, WVTV-TV, Milwaukee, Wisconsin, WRDC-TV, Raleigh, North Carolina, and WBSC-TV (formerly WFBC-TV), Anderson, South Carolina.  The consideration for these mergers was the issuance to Cunningham of shares of our Class A Common voting stock.  In December 2001, we received FCC approval on all the transactions except for WBSC-TV.  Accordingly, on February 1, 2002, we closed on the purchase of the FCC license and related assets of WABM-TV, KRRT-TV, WVTV-TV and WRDC-TV.  The total value of the shares issued in consideration for the approved mergers was $7.7 million.  In light of the new ownership rules recently promulgated by the FCC, we believe the acquisition of WBSC-TV should now be approved by the FCC.

WNAB Options

We have entered into an agreement with a third party to purchase certain license and non-license television broadcast assets of WNAB-TV at our option (the Call Option) and additionally, the third party may require us to purchase these license and non-license broadcast assets at the option of the third party (the Put Option).  On January 2, 2003 we made an $18 million non-refundable deposit against the purchase price of the put or call option on the non-license assets in return for a reduction in our profit sharing arrangements.  Under current law, we have no right to buy WNAB-TV.  If or when the put option becomes exercisable, and if the current law has not changed, we may assign our option to an eligible buyer.  There can be no assurance that we will find an eligible buyer or recover our commitment.  Upon exercise, we may settle the Call or Put Options entirely in cash or, at our option, we may pay up to one-half of the purchase price by issuing additional shares of our Class A common stock. The Call and Put option exercise prices vary depending upon the exercise dates and have been adjusted for the deposit. The license asset Call option exercise price is $5.0 million prior to March 31, 2005, $5.6 million from March 31, 2005 until March 31, 2006 and $6.2 million after March 31, 2006. The non-license asset Call option exercise price is $8.3 million prior to March 31, 2005, $12.6 million from March 31, 2005 until March 31, 2006 and $16.0 million after March 31, 2006. The license asset Put option price is $5.4 million from July 1, 2005 to July 31, 2005, $5.9 million from July 1, 2006 to July 31, 2006 and $6.3 million from July 1, 2007 to July

31, 2007. The non-license asset Put option price is $7.9 million from July 1, 2005 to July 31, 2005, $12.4 million from July 1, 2006 to July 31, 2006 and $16.0 million from July 1, 2007 to July 31, 2007.

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

Summary Disclosures About Contractual Cash Obligations and Commercial Commitments

The following tables reflect a summary of our contractual cash obligations and other commercial commitments as of June 30, 2003:

	Payments Due by Year
	2003	2004	2005	2006 and thereafter	Total
	(amounts in thousands)
Notes payable, capital leases, and commercial bank financing (1)	$42,978	$66,349	$67,683	$2,060,427	$2,237,437
Notes and capital leases payable to affiliates	3,181	6,325	7,258	28,337	45,101
Fixed rate derivative instrument	20,744	36,078	36,078	15,633	108,533
Operating leases	3,200	4,747	4,369	16,300	28,616
Employment contracts	4,756	4,231	909	59	9,955
Film liability – active	68,204	68,517	46,919	12,446	196,086
Film liability – future (2)	12,828	31,341	23,007	55,348	122,524
Programming services	9,835	9,820	3,080	2,446	25,181
Maintenance and support	2,446	2,369	1,474	1,703	7,992
Other operating contracts	1,367	1,783	1,259	3,704	8,113

Total contractual cash obligations	$169,539	$231,560	$192,036	$2,196,403	$2,789,538

	2003	2004	2005	2006 and thereafter	Total Amounts Committed
	(amounts in thousands)
Other Commercial Commitments
Letters of credit	$—	$82	$82	$816	$980
Guarantees	58	119	122	31	330
Investments (3)	9,415	—	—	—	9,415
Network affiliation agreements	6,099	12,358	6,972	2,847	28,276
Purchase options (4)	—	—	13,250	9,000	22,250
LMA payments (5)	3,776	7,551	3,996	5,362	20,685
Total other commercial commitments	$19,348	$20,110	$24,422	$18,056	$81,936

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

(3)          Commitments to contribute capital to Allegiance Capital, LP and Sterling Ventures Partners, LP.

(4)          We have entered into an agreement with a third party, whereby the third party may require us to purchase certain license and non-license broadcast assets of WNAB-TV at the option of the third party, no earlier than July 1, 2005.  The contractual commitment for 2006 and beyond represents the increase in purchase option price should the exercise occur in 2006 or 2007.

(5)          Certain LMAs require us to reimburse the licensee owner their operating costs.  This amount will vary each month and, accordingly, these amounts were estimated through the date of LMAs expiration based on historical cost experience.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51 (Interpretation No. 46).  Interpretation No. 46 introduces the variable interest consolidation model, which determines control and consolidation based on potential variability in gains and losses of the entity being evaluated for consolidation.  Interpretation No. 46 is effective July 1, 2003 and we are in the process of assessing its impact on our financial statements.

We adopted Statement of Financial Accounting Standard (SFAS) No. 145, Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections on January 1, 2003.  SFAS No. 145 requires us to record gains and losses on extinguishment of debt as a component of income from continuing operations rather than as an extraordinary item, and we have reclassified such items for all periods presented.  There are other provisions contained in SFAS No. 145 that we do not expect to have a material effect on our financial statements.  After reclassifying our extraordinary item, for the six months ended June 30, 2002 net loss from continuing operations increased to $2.9 million from $1.8 million and the related loss per share increased to $0.09 per share from $0.08 per share for the six months ended June 30, 2002.

We adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities on January 1, 2003.  SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies the Emerging Issue Task Force (EITF) issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.  The primary difference between SFAS No. 146 and EITF 94-3 concerns the timing of liability recognition.  The adoption of SFAS No. 146 did not have a material effect on our financial statements.

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

We adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets on January 1, 2002.  As a result of adopting SFAS No. 144, we reported the results of operations of WTTV-TV as discontinued operations in the accompanying statements of operations.  Discontinued operations have not been segregated in the Statement of Consolidated Cash Flows and, therefore, amounts for certain captions will not agree with the accompanying consolidated statements of operations.  See Note 2 in our unaudited consolidated financial statements - Acquisitions and Dispositions.

In January 2003, The Emerging Issues Task Force (EITF) issued EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables.  EITF 00-21 addresses the issues of how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement.  EITF 00-21 does not otherwise change the applicable revenue recognition criteria.  EITF 00-21 is effective for revenue arrangements entered in fiscal periods beginning after June 15, 2003.  We will adopt Issue No. 00-21 in the quarter beginning July 1, 2003.  We have evaluated the effect of adopting EITF 00-21 and do not anticipate it to have a material impact on our financial position, results of operations, or cash flows.

Risk Factors

The following sections entitled Changes in Broadcast Ownership Rules, Local Marketing Agreements, Joint Sales or Outsourcing Agreements, Affiliation Agreements, and Digital Television represent an update to these Risk Factors as contained in our Form 10-K, as amended for the year ended December 31, 2002.

Changes in Broadcast Ownership Rules

The FCC recently modified its broadcast ownership rules.  The new rules, among other things:

•                  increase the number of stations a group may own nationally by increasing the audience reach cap from 35% to 45%;

•                  increase the number of stations an entity can own or control in many local markets subject to restrictions including the number of stations an entity can own or control which are ranked among the top four in their designated marketing area (DMA);

•                  repeal the newspaper-broadcast limits and replace them with general cross media limits which would permit owners of daily newspapers to own one or more television stations in the same market as the newspaper’s city of publication in many markets; and

•                  repeal the radio-television broadcast ownership and replace them with new general cross media limits.

The new rules have yet to take effect, and currently Congress is examining them.  If these rules become law, broadcast station owners would be permitted to own more television stations, both locally and nationally, potentially affecting our competitive position.

Local Marketing Agreements

Certain of our stations have entered into what have commonly been referred to as local marketing agreements or LMAs.  One typical type of LMA is a programming agreement between two separately owned television stations serving the same market, whereby the licensee of one station programs substantial portions of the broadcast day and sells advertising time during such program segments on the other licensee’s station subject to the ultimate editorial and other controls being exercised by the latter licensee.  We believe these arrangements allow us to reduce our operating expenses and enhance profitability.  Although the duopoly rules recently enacted by the FCC allow us to continue to program most of the stations with which we currently have LMAs or to buy these stations, in the absence of a waiver, the new rules would require us to terminate or modify three of our LMAs in markets where both the station we own and the station with which we have an LMA are ranked among the top four stations in their particular DMA.  The FCC’s new ownership rules include specific provisions permitting waivers of this “top four restriction” and we are currently studying the applicability of these rules to our markets.  If we are required to terminate or modify our LMAs, our business could be affected in the following ways:

•                  Losses on investments.  As part of our LMA arrangements, we own the non-license assets used by the stations with which we have LMAs.  If certain of these LMA arrangements are no longer permitted, we would be forced to sell these assets or find another use for them.  If LMAs are prohibited, the market for such assets may not be as good as when we purchased them and we would need to sell the assets to the owner or purchaser of the related license assets.  Therefore, we cannot be certain we will recoup our investments.

•                  Termination penalties.  If the FCC requires us to modify or terminate existing LMAs before the terms of the LMAs expire, or under certain circumstances, we elect not to extend the term of the LMAs, we may be forced to pay termination penalties under the terms of some of our LMAs.  Any such termination penalty could be material.

The FCC requires the owner/licensee of a station to maintain independent control over the programming and operations of the stations.  As a result, the owners/licensees of the stations with which we have LMAs or outsourcing agreements can exert their control in ways that might be counter to our interests, including the right to preempt or terminate programming in certain instances.  These preemption and termination rights cause some uncertainty as to whether we will be able to air all of the programming that we purchased, and therefore, uncertainty about the advertising revenue we will receive from such programming.  In addition, in the FCC determines that the owner/licensee is not exercising sufficient control, it may penalize the owner/licensee by a fine, revocation of the license for the station or a denial of the renewal of the license.  Any one of these scenarios might result in a reduction of our cash flow and an increase in our operating costs or margins, especially the revocation of or denial of renewal of a license.  In addition, penalties might also affect our qualifications to hold FCC licenses, and thus put those licenses at risk.

Joint Sales or Outsourcing Agreements

Under the new broadcast ownership rules, radio station joint sales agreements or JSAs (agreements which typically authorize a station to sell advertising time on another station in return for a fee) are attributable and must be terminated within two years of the effective date of the rules, unless the station providing the services can otherwise own the station under the new multiple ownership rules.  While television JSAs are currently not attributable, the FCC has announced that it intends to issue a Notice of Proposed Rulemaking to seek comment on whether or not to make television JSAs attributable as well.  Certain of our television stations have entered into outsourcing agreements pursuant to which either one of our stations provides certain non-programming service (including sales services) to another station in the market or another in-market station provides such services to one of our stations.  If these agreements are deemed similar to JSAs, and if television JSAs become attributable, we could be required to terminate our existing outsourcing agreements within a specified time period after the effective date of the FCC’s decision.

Affiliation Agreements

Sixty of the 62 television stations that we own and operate or to which we provide programming services or sales services, currently operate as affiliates of FOX (20 stations), WB (19 stations), ABC (8 stations), NBC (4 stations), UPN (6 stations) and CBS (3 stations).  The remaining two stations are independent.  The networks produce and distribute programming in exchange for each station’s commitment to air the programming at specified times and for commercial announcement time during the programming.  In addition, networks other than FOX pay each affiliated station a fee for each network-sponsored program broadcast by the station.

The NBC affiliation agreements with WICS/WICD (Champaign/Springfield, Illinois) and WKEF-TV (Dayton, Ohio) were scheduled to expire on April 1, 2003.  On March 27, 2003, we extended the term of those agreements to April 1, 2004.

The affiliation agreements of three ABC stations (WEAR-TV, in Pensacola, Florida, WCHS-TV, in Charleston, West Virginia, and WXLV-TV, in Greensboro/Winston-Salem, North Carolina) have expired.  We continue to operate these stations as an ABC affiliate and we do not believe ABC has any current plans to terminate the affiliation of any of these stations.

If we do not enter into affiliation agreements to replace the expired or expiring agreements, we may no longer be able to carry programming of the relevant network.  This loss of programming would require us to obtain replacement programming, which may involve higher costs and which may not be attractive to our target audience and may cause our network affiliation assets to become impaired.

Digital Television

Of the television stations that we own and operate, as of June 30, 2003, five are operating at their full DTV power, thirty-seven are operating their DTV facilities at low power as permitted by the FCC pursuant to special temporary authority and two have pending requests to operate at low power pursuant to special temporary authority.  Six stations have applications for digital construction permits pending before the FCC, including one of the stations which is operating at low power.  Of the Cunningham stations with which we have LMAs, four stations are operating their DTV facilities at low power pursuant to special temporary authority, one station has a DTV construction permit that does not expire until November 2003 and one station has a pending request to operate at low power pursuant to special temporary authority.  Of the other LMA stations, WTTA-TV and WDBB-TV are operating at low power pursuant to special temporary authority, WDKA-TV has been granted a modification of its special temporary authority to operate at low power, WFGX-TV has received an extension of time to construct its digital facility pending FCC action on a petition for rulemaking that it filed requesting a substitute DTV channel, and WNYS-TV has a digital application pending.

On February 19, 2003, the tower for WVAH-TV in Charleston, WV was irreparably damaged in a severe ice storm.  Although that station has not been broadcasting a digital signal since the disaster with FCC permission, they are currently broadcasting an analog signal.  WVAH-TV is in the process of constructing a replacement tower, pending approval from the relevant agencies.  Once the new tower is completed, WVAH-TV will resume broadcasting a digital signal.

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

As of June 2003, we held two derivative instruments:

•                  An interest rate swap agreement with a financial institution that has a notional amount of $575 million, which expires on June 5, 2006.  During June 2003, we assigned $200.0 million of the notional amount to a second financial institution,.  Both agreements expire on June 5, 2006.  These swap agreements require us to pay a fixed rate which is set in the range of 6.25% to 7% and receive a floating rate based on the three month London Interbank Offered Rate (LIBOR) (measurement and settlement is performed quarterly).  These swap agreements are reflected as a derivative obligation based on their fair value of $72.6 million and $71.4 million as a component of other long-term liabilities in the accompanying consolidated balance sheets as of June 30, 2003 and December 31, 2002, respectively.  These swap agreements do not qualify for hedge accounting treatment under SFAS No. 133; therefore, changes in their fair market values are reflected currently in earnings as gain (loss) on derivative instruments.  We incurred an unrealized loss of $2.2 million and $15.8 million during the three months ended June 30, 2003 and 2002, respectively, related to these instruments.  We incurred an unrealized loss of $1.1 million and $4.9 million during the six months June 30, 2003 and 2002, respectively related to these instruments.  The instrument with a notional amount of $375 million contains a European style (that is, exercisable only on the exercise date) termination option and can be terminated partially or in full by the counterparty on June 3, 2004 and June 3, 2005 at its fair market value.

•                  In March 2002, we entered into two interest rate swap agreements with notional amounts totaling $300 million which expire on March 15, 2012 in which we receive a fixed rate of 8% and pay a floating rate based on LIBOR (measurement and settlement is performed quarterly).  These swaps are accounted for as a hedge of our 8% debenture in accordance with SFAS No. 133 whereby changes in the fair market value of the swaps are reflected as adjustments to the carrying amount of the debenture.  These swaps are reflected in the accompanying balance sheet as a derivative asset and as a premium on the 8% debenture based on their fair value of $33.4 million.

The counterparties to these agreements are international financial institutions. We estimate the net fair value of these instruments at June 30, 2003 to be a liability of $39.2 million.  The fair value of the interest rate swap agreements is estimated by obtaining quotations from the financial institutions, which are a party to our derivative contracts.  The fair value is an estimate of the net amount that we would pay on June 30, 2003 if the contracts were transferred to other parties or cancelled by the counterparties or us.

During May 2003, we completed a private placement of $150.0 million aggregate principal amount of 4.875% Convertible Senior Subordinated Notes.  Under certain circumstances, we will pay contingent cash interest to the holders of the Convertible Notes during any six month period from January 15 to July 14 and from July 15 to January 14, commencing with the six month period beginning January 15, 2011.  This contingent interest feature is an embedded derivative which had a negligible fair value as of June 30, 2003.

Our losses resulting from prior year terminations of fixed to floating interest rate agreements are reflected as a discount on our fixed rate debt and are being amortized to interest expense through December 15, 2007, the expiration date of the terminated swap agreements.  For the three months ended June 30, 2003 and 2002, amortization of $0.1 million of the discount was recorded to interest expense for each respective period.  For the six months ended June 30, 2003 and 2002, amortization of $0.3 million of the discount was recorded to interest expense for each respective period.

We experienced deferred net losses in prior years related to terminations of floating to fixed interest rate swap agreements.  These deferred net losses are reflected as other comprehensive loss, net of tax effect, and are being amortized to interest expense through the expiration dates of the terminated swap agreements, which expire from July 9, 2001 to June 3, 2004.  For the three months ended June 30, 2003 and 2002, we amortized $0.4 million and $0.3 million, respectively, from accumulated other comprehensive loss and deferred tax asset to interest expense.  For the six months ended June 30, 2003 and 2002, we amortized $0.9 million and $0.5 million, respectively, from accumulated other comprehensive loss and deferred tax asset to interest expense.

ITEM 4.  CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this quarterly report on Form 10-Q.  In designing and evaluating the disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective.  Based on our evaluation, our Chief Executive Office and Chief Financial Officer concluded that our disclosure controls and procedures provide us with a reasonable level of assurance of reaching our desired disclosure control objectives and are effective in timely alerting them to material information required to be included in our periodic SEC reports.   In addition, we have reviewed our internal controls and have seen no significant changes in our internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In January 2002, the Rainbow/Push Coalition filed an appeal of the FCC’s decision to grant a number of Sinclair applications to transfer control of television broadcast licenses to subsidiaries of Sinclair Broadcast Group, Inc. with the US Court of Appeals for the DC Circuit.  The stations affected by the appeal are WNUV-TV, WTTE-TV, WRGT-TV, WTAT-TV, WVAH-TV, KOKH-TV, KRRT-TV, WVTV-TV, WRDC-TV, WABM-TV, WBSC-TV, WCWB-TV, WLOS-TV and KABB-TV. On June 10, 2003 a panel of the US Court of Appeals for the DC Circuit dismissed the Rainbow/Push Coalition’s appeal, ruling that Rainbow/Push did not have standing to appeal the Commission’s earlier decision. Rainbow/Push has filed a motion for the panel of the DC circuit court to reconsider this decision.  Although we do not expect to lose these licenses, we can provide no assurances as to the outcome of the motion for reconsideration.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During May 2003, we completed a private placement of $150.0 million aggregate principal amount of 4.875% Convertible Senior Subordinated Notes due 2018 (Convertible Notes).  The Convertible Notes were issued at par, mature on July 15, 2018, and have the following characteristics:

•                  The notes are convertible into shares of our class A common stock at the option of the holder upon certain circumstances. The conversion price is $22.37 until March 31, 2011 at which time the conversion price increases quarterly until reaching $28.07 after July 15, 2018.

•                  The notes may be put to us at par on January 15, 2011, or called thereafter by us.

•                  The notes bear cash interest at an annual rate of 4.875% until January 15, 2011 and bear cash interest at an annual rate of 2.00% from January 15, 2011 through maturity.

•                  The principal amount of the notes will accrete to 125.66% of the original par amount from January 15, 2011 to maturity so that when combined with the cash interest, the yield to maturity of the notes will be 4.875% per year.

•                  Under certain circumstances, we will pay contingent cash interest to the holders of the Convertible Notes during any six month period from January 15 to July 14 and from July 15 to January 14, commencing with the six month period beginning January 15, 2011.  This contingent interest feature is an embedded derivative which had a negligible fair value as of June 30, 2003.

We used the net proceeds, along with the net proceeds from the issuance of $100.0 million of 8% Senior Subordinated Notes due 2012, to finance the redemption of the 11.625% High Yield Trust Originated Preferred Securities due 2009, to repay debt outstanding under our bank credit agreement and for general corporate purposes.  Net costs associated with the offering totaled $4.6 million. These costs were capitalized and are being amortized as interest expense over the term of the Convertible Notes.

On May 29, 2003, we completed a private placement of $100.0 million aggregate principal amount of Senior Subordinated Notes, which was an add-on issuance under the indenture relating to our 8% Senior Subordinated Notes due 2012.  The Notes were issued at a price of $105.3359 plus accrued interest from March 15, 2003 to May 28, 2003, yielding a rate of 7.00%.  We used the net proceeds, along with the net proceeds received in connection with our issuance of $150 million of Convertible Notes due 2018, to finance the redemption of the 11.625% High Yield Trust Offering Preferred Securities due 2009 and for general corporate purposes.  Net costs associated with the offering totaled $1.3 million.  These costs were capitalized and are being amortized to interest expense over the term of the Senior Subordinated Notes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)              Exhibits

Exhibit Number	Description

4.1	Indenture, dated as of May 20, 2003, between Sinclair Broadcast Group, Inc. and Wachovia Bank, National Association.(1)

4.2

Registration Rights Agreement, dated as of May 20, 2003, between Sinclair Broadcast Group, Inc. and Bear, Stearns & Co. Inc., UBS Warburg LLC, J.P. Morgan Securities Inc., Deutsche Bank Securities Inc. and Wachovia Securities, Inc.(1)

31.1	Certification by David D. Smith, as Chairman and Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241).

31.2	Certification by David B. Amy, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241).

32.1	Certification by David D. Smith, as Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).

32.2	Certification by David B. Amy, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).

(1)	Incorporated by reference to our Registration Statement on Form S-4 filed on July 31, 2003 (File No. 333-107522).

b)              Reports on Form 8-K

We furnished a report on Form 8-K dated April 3, 2003.  Such filing included our press release (dated April 3, 2003) titled Sinclair Revises First Quarter Revenue Estimates.  No financial statements were included.

We filed a report on Form 8-K dated May 14, 2003.  Such filing included our press release (dated May 14, 2003) titled Sinclair Broadcast Group Announces Private Securities Offerings.  No financial statements were included.

We filed a report on Form 8-K dated May 15, 2003.  Such filing included our press release (dated May 8, 2003) titled Sinclair Reports First Quarter 2003 Results.

We filed a report on Form 8-K dated May 15, 2003.  Such filing included our press release (dated May 15, 2003) titled Sinclair Broadcast Group Agrees to Issue Two Series of Notes.  No financial statements were included.

We filed a report on Form 8-K dated May 27, 2003.  Such filing included our press release (dated May 23, 2003) titled Sinclair Announces Exercise of Over-Allotment Related to Convertible Debt Financing.  No financial statements were included.

We filed a report on Form 8-K dated May 30, 2003.  Such filing included an amendment (dated May 28, 2003) to our Bank Credit Agreement dated as of July 15, 2002.  No financial statements were included.

We filed a report on Form 8-K dated May 30, 2003.  Such filing included our press release (dated May 29, 2003) titled Sinclair Completes Debt Financing.  No financial statements were included.

We filed a report on Form 8-K dated June 6, 2003.  Such filing included our press release (dated June 2, 2003) titled Sinclair Comments on Ownership Rules.  No financial statements were included.

We filed a report on Form 8-K dated June 24, 2003.  Such filing included our press release (dated June 20, 2003) titled Sinclair Announces Redemption Of 11.625% High Yield Trust Originated Preferred Securities Due 2009.  No financial statements were included.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on the 14th day of August 2003.

SINCLAIR BROADCAST GROUP, INC.

By:	/s/ David R. Bochenek
David R. Bochenek
Chief Accounting Officer / Corporate Controller

Exhibit Index

Exhibit Number	Description

4.1	Indenture, dated as of May 20, 2003, between Sinclair Broadcast Group, Inc. and Wachovia Bank, National Association.(1)

4.2

Registration Rights Agreement, dated as of May 20, 2003, between Sinclair Broadcast Group, Inc. and Bear, Stearns & Co. Inc., UBS Warburg LLC, J.P. Morgan Securities Inc., Deutsche Bank Securities Inc. and Wachovia Securities, Inc.(1)

31.1	Certification by David D. Smith, as Chairman and Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241).

31.2	Certification by David B. Amy, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241).

32.1	Certification by David D. Smith, as Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).

32.2	Certification by David B. Amy, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).

(1)	Incorporated by reference to our Registration Statement on Form S-4 filed on July 31, 2003 (File No. 333-107522).