Form 10-Q
period 2003-09-30
SINCLAIR BROADCAST GROUP INC
filed 2003-11-14
CIK 912752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

None
(Former name, former address and former fiscal year – if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

As of November 3, 2003, there were 44,033,453 share of Class A Common Stock, $0.01 par value; 41,691,878 shares of Class B Common Stock, $0.01 par value; and 3,450,000 shares of Series D Preferred Stock; $0.01 par value, convertible into 7,561,644 shares of Class A Commons Stock at a conversion price of $22.813 per share; of the Registrant issued and outstanding.

SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2003

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,907	$5,327
Accounts receivable, net of allowance for doubtful accounts	133,255	147,002
Current portion of program contract costs	73,577	76,472
Refundable income taxes	1,384	38,906
Prepaid expenses and other current assets	9,406	20,807
Deferred barter costs	3,726	2,539
Deferred tax assets	7,627	6,001
Total current assets	241,882	297,054

PROGRAM CONTRACT COSTS, less current portion	42,196	51,229
LOANS TO AFFILIATES	1,417	1,489
PROPERTY AND EQUIPMENT, net	354,556	337,250
OTHER ASSETS	112,644	91,119
GOODWILL	1,120,123	1,123,403
BROADCAST LICENSES	429,507	429,507
DEFINITE-LIVED INTANGIBLE ASSETS, net	262,113	275,722
Total Assets	$2,564,438	$2,606,773
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,025	$15,573
Accrued liabilities	60,266	64,165
Notes payable, capital leases and commercial bank financing, current portion	37,716	292
Notes and capital leases payable to affiliates, current portion	4,413	4,157
Current portion of program contracts payable	127,352	121,396
Deferred barter revenues	3,954	2,971
Total current liabilities	239,726	208,554
LONG-TERM LIABILITIES:
Notes payable, capital leases and commercial bank financing, less current portion	1,671,883	1,518,690
Notes and capital leases payable to affiliates, less current portion	25,904	28,831
Program contracts payable, less current portion	106,209	124,658
Deferred tax liability	181,804	173,209
Other long-term liabilities	124,598	138,905
Total liabilities	2,350,124	2,192,847
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES	2,691	2,746
COMMITMENTS AND CONTINGENCIES
COMPANY OBLIGATED MANDATORILY REDEEMABLE SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY KDSM SENIOR DEBENTURES	—	200,000
SHAREHOLDERS’ EQUITY
Series D Preferred Stock, $0.01 par value, 3,450,000 shares authorized, issued and outstanding, liquidation preference of $172,500,000	35	35
Class A Common Stock, $0.01 par value, 500,000,000 shares authorized and 43,990,041 and 43,866,259 shares issued and outstanding	440	439
Class B Common Stock, $0.01 par value, 140,000,000 shares authorized and 41,691,878 and 41,705,678 shares issued and outstanding	417	417
Additional paid-in capital	761,680	760,478
Additional paid-in capital deferred compensation	(173)	(551)
Retained deficit	(549,936)	(547,958)
Accumulated other comprehensive loss	(840)	(1,680)
Total shareholders’ equity	211,623	211,180
Total Liabilities and Shareholders’ Equity	$2,564,438	$2,606,773

The accompanying notes are an integral part of these unaudited consolidated statements.

SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
REVENUES:
Station broadcast revenues, net of agency commissions	$161,290	$162,905	$488,687	$481,123
Revenues realized from station barter arrangements	15,725	14,664	46,229	45,244
Other operating divisions’ revenue	2,422	998	10,973	3,249
Total revenues	179,437	178,567	545,889	529,616
OPERATING EXPENSES:
Station production expenses	34,617	33,355	107,980	103,441
Station selling, general and administrative expenses	36,668	35,777	108,291	105,385
Expenses recognized from station barter arrangements	14,844	13,259	43,121	40,498
Amortization of program contract costs and net realizable value adjustments	26,470	30,728	79,019	93,445
Stock-based compensation expense	391	545	1,487	1,561
Other operating divisions’ expenses	2,620	1,593	12,059	5,149
Depreciation and amortization of property and equipment	11,767	10,611	34,374	30,041
Corporate general and administrative expenses	5,538	5,055	17,823	14,653
Amortization of definite-lived intangible assets and other assets	4,811	4,646	14,480	14,513
Total operating expenses	137,726	135,569	418,634	408,686
Operating income	41,711	42,998	127,255	120,930
OTHER INCOME (EXPENSE):
Interest expense and amortization of debt discount and deferred financing costs	(33,405)	(30,420)	(94,777)	(96,370)
Subsidiary trust minority interest expense	—	(5,973)	(11,246)	(17,918)
Interest income	64	250	469	796
(Loss) gain on sale of assets	(2)	172	(389)	(294)
Unrealized gain (loss) from derivative instrument	9,241	(27,330)	8,094	(32,188)
Loss from extinguishment of securities	—	(6,588)	(15,187)	(7,708)
(Loss) income from equity investments	(266)	176	581	(1,435)
Other income	190	385	978	1,898
Total other income and expense	(24,178)	(69,328)	(111,477)	(153,219)
Income (loss) before income taxes	17,533	(26,330)	15,778	(32,289)
INCOME TAX (PROVISION) BENEFIT	(11,070)	(2,875)	(9,993)	175
Income (loss) from continuing operations	6,463	(29,205)	5,785	(32,114)
Income from discontinued operations, net of tax provision of $8,388 and $8,522, respectively (including gain on disposal of $7,519, net of taxes)	—	7,764	—	7,891
Cumulative effect of change in accounting principle, net of tax benefit of $30,383	—	—	—	(566,404)
NET INCOME (LOSS)	6,463	(21,441)	5,785	(590,627)
PREFERRED STOCK DIVIDENDS	2,588	2,588	7,763	7,763
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$3,875	$(24,029)	$(1,978)	$(598,390)
BASIC EARNINGS (LOSS) PER SHARE:
Income (loss) per common share from continuing operations before discontinued operations and cumulative effect of change in accounting principle	$0.05	$(0.37)	$(0.02)	$(0.47)
Earnings per share from discontinued operations	$—	$0.09	$—	$0.09
Loss per share from cumulative effect of change in accounting principle	$—	$—	$—	$(6.64)
Income (loss) per common share	$0.05	$(0.28)	$(0.02)	$(7.02)
Weighted average common shares outstanding	85,666	85,492	85,623	85,268
DILUTED EARNINGS PER SHARE:
Income (loss) per common share from continued operations before discontinued operations and cumulative effect of change in accounting principle	$0.05	$(0.37)	$(0.02)	$(0.47)
Earnings per share from discontinued operations	$—	$0.09	$—	$0.09
Loss per share from cumulative effect of change in accounting principle	$—	$—	$—	$(6.64)
Income (loss) per common share	$0.05	$(0.28)	$(0.02)	$(7.02)
Weighted average common and common equivalent shares outstanding	85,806	85,727	85,742	85,508

The accompanying notes are an integral part of these unaudited consolidated statements.

SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003

(in thousands) (Unaudited)

	Series D Preferred Stock	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Additional Paid-In Capital – Deferred Compensation	Retained Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
BALANCE, December 31, 2002	$35	$439	$417	$760,478	$(551)	$(547,958)	$(1,680)	$211,180
Dividends paid on Series D Preferred Stock						(7,763)		(7,763)
Class A Common Stock issued pursuant to employee benefit plans and stock options exercised		3		2,744				2,747
Repurchase of 194,500 shares of Class A Common Stock		(2)		(1,542)				(1,544)
Amortization of deferred compensation					378			378
Net income						5,785		5,785
Other comprehensive income:
Amortization of derivative instruments, net of tax provision of $456							840	840
Comprehensive income								6,625
BALANCE, September 30, 2003	$35	$440	$417	$761,680	$(173)	$(549,936)	$(840)	$211,623

SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands) (Unaudited)

	For the Nine Months Ended September 30,
	2003	2002
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income (loss)	$5,785	$(590,627)
Adjustments to reconcile net income (loss) to net cash flows from operating activities
Amortization of debt (premium) discount	(568)	74
Depreciation and amortization of property and equipment	34,374	30,341
(Income) loss from equity investments	(581)	1,435
Loss on sale of property	389	294
Gain on sale of broadcasting assets related to discontinued operations	—	(7,519)
Amortization of deferred compensation	378	549
Unrealized (gain) loss from derivative instruments	(8,094)	32,118
Amortization from definite-lived intangible assets and other assets	14,480	14,636
Amortization of program contract costs and net realizable value adjustments	79,019	99,013
Amortization of deferred financing costs	2,248	3,187
Extinguishment of debt, non-cash portion	3,705	6,938
Loss from cumulative effect of change in accounting principle	—	566,404
Amortization of derivative instruments	1,243	994
Deferred tax provision related to operations	8,138	34,065
Net effect of change in deferred barter revenues and deferred barter costs	(204)	(575)
Changes in assets and liabilities, net of effect of acquisitions and dispositions
Decrease in minority interest	(86)	(1,170)
Decrease in receivables, net	18,020	15,976
Decrease in taxes receivable	37,522	9,051
Decrease (increase) in prepaid expenses and other current assets	15,225	(209)
Decrease in other long term assets	1,139	2,168
Decrease in accounts payable and accrued liabilities	(15,552)	(12,164)
Decrease in other long-term liabilities	(3,115)	(2,862)
Payments on program contracts payable	(79,584)	(81,585)
Net cash flows from operating activities	113,881	120,532
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(54,496)	(40,737)
Payment for acquisition of television station licenses and related assets	(18,000)	(21,178)
Distributions from investments	288	289
Contributions in investments	(4,633)	(5,383)
Proceeds from sale of property	138	677
Proceeds from the sale of broadcast assets	—	124,472
Repayment of note receivable	—	30,257
Loans to affiliates	(858)	(79)
Proceeds from loans to affiliates	552	6,707
Net cash flows (used in) from investing activities	(77,009)	95,025
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable and commercial bank financing	318,336	803,500
Repayments of notes payable, commercial bank financing and capital leases	(129,100)	(992,500)
Accretion of capital leases	562	442
Redemption of High Yield Trust Originated Preferred Securities	(200,000)	—
Proceeds from exercise of stock options	443	2,436
Payments for deferred financing costs	(7,258)	(6,942)
Dividends paid on Series D Preferred Stock	(7,763)	(7,763)
Repurchase of Class A common stock	(1,544)	—
Repayment of notes and capital leases to affiliates	(2,968)	(2,724)
Net cash flows used in financing activities	(29,292)	(203,551)
NET INCREASE IN CASH AND CASH EQUIVALENTS	7,580	12,006
CASH AND CASH EQUIVALENTS, beginning of period	5,327	32,063
CASH AND CASH EQUIVALENTS, end of period	$12,907	$44,069

The accompanying notes are an integral part of these unaudited consolidated statements.

SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Sinclair Broadcast Group, Inc., and all of its consolidated subsidiaries.  We own and operate, provide sales services or provide programming and operating services pursuant to local marketing agreements (LMAs) to 62 television stations in 39 markets throughout the United States.  The financial statements of Cunningham Broadcasting Corporation and G1440, Inc. are consolidated for the three and nine months ending September 30, 2003 and 2002.  The financial statements for Acrodyne Communications, Inc. are consolidated for the three and nine months ended September 30, 2003.

Interim Financial Statements

The consolidated financial statements for the three and nine months ended September 30, 2003 and 2002 are unaudited, but in the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for fair presentation of the financial position and results of operations, and cash flows for these periods.

As permitted under the applicable rules and regulations of the Securities and Exchange Commission, these financial statements do not include all disclosures normally included with audited consolidated financial statements and accordingly, should be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 2002 and for the year then ended.  The results of operations presented in the accompanying financial statements are not necessarily representative of operations for an entire year.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51 (FIN 46).  FIN 46 introduces the variable interest consolidation model, which determines control and consolidation based on potential variability in gains and losses of the entity being evaluated for consolidation.  On October 8, 2003, the FASB delayed the effective date of FIN 46 for certain variable interest entities until the first interim period ending after December 15, 2003. We have determined that the unrelated third-party owner of WNAB-TV in Nashville is a variable interest entity (VIE) and that we are the primary beneficiary of the variable interests as a result of the terms of our outsourcing agreement, put options and call options. As a result, we will be required to consolidate the assets and liabilities of WNAB-TV at their fair market values as of December 31, 2003 and we are currently assessing the impact of consolidating WNAB-TV on our results of operations.  We have not completed our analysis at this time.  We made payments to the unrelated third party owner of WNAB-TV of $0.03 million and $0.07 million related to our outsourcing agreement for the three months ended September 30, 2003 and September 30, 2002, respectively and $1.1 million and $0.8 million for the nine months ended September 30, 2003 and September 30, 2002, respectively.  On January 2, 2003, we made an $18.0 million non-refundable deposit against the purchase price of the put or call option on the non-license assets.  We believe that our maximum exposure to loss as a result of our involvement with WNAB-TV consists of the fees that we pay related to the outsourcing agreement as well as any payments that we would be required to make under the put options held by the current owner related to the license and non-license assets.  - See WNAB Options.

We have determined that Cunningham Broadcasting Corporation (Cunningham) is a VIE and that we are the primary beneficiary of the variable interests.  We already consolidate Cunningham, therefore, the implementation of FIN 46 will not have a material effect on our financial statements with respect to our variable interest in Cunningham. We made LMA payments to Cunningham of $1.2 million for the three months ended September 30, 2003 and September 30, 2002 and $3.9 million for the nine months ended September 30, 2003 and September 30, 2002.  We received payments from Cunningham of $0.1 million for the three months ended September 30, 2003 and September 30, 2002, respectively and $0.3 million and $0.2 million for the nine months ended September 30, 2003 and September 30, 2002, respectively. We believe that our maximum exposure to loss as a result of our involvement with Cunningham consists of the fees that we pay related to the LMA agreements as well as payments that we would make as a result of exercising our option to acquire Cunningham, which provides for an option exercise price based on a formula that provides a 10% annual return to Cunningham.

We adopted Statement of Financial Accounting Standard (SFAS) No. 145, Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No,. 13 and Technical Corrections on January 1, 2003.  SFAS No. 145 requires us to record gains and losses on extinguishment of debt as a component of income from continuing operations rather than as an extraordinary item, and we have reclassified such items for all periods presented.  There are other provisions contained in SFAS No. 145 that we do not expect to have a material effect on our financial statements.  For the three months ended September 30, 2002, net loss from continuing operations increased to $29.2 million from $25.0 million and the related loss per share increased to $0.37 per share from $0.32 per share after we reclassified our extraordinary item.  For the nine months ended September 30, 2002, net loss from continuing operations increased to $32.1 million from $27.2 million and the related loss per share increased to $0.47 per share from $0.41 per share after we reclassified our extraordinary item.

As of December 2002, we adopted SFAS No. 148, Accounting for Stock-Based Compensation-Transaction and Disclosure, an Amendment of FASB No. 123.  SFAS No. 148 revises the methods permitted by SFAS No. 123 of measuring compensation expense for stock-based employee compensation plans.  We use the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, as permitted under SFAS No. 123.  Therefore, this did not have a material effect on our financial statements.  SFAS No. 148 requires us to disclose pro forma information related to stock based compensation, in accordance with SFAS No. 123, on a quarterly basis in addition to the current annual basis disclosure as follows:

Pro Forma Information Related to Stock-Based Compensation

As permitted under SFAS No. 123, Accounting for Stock-Based Compensation, we measure the compensation expense for our stock-based employee compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and provide pro forma disclosures of net income and earnings per share as if the fair value based method prescribed by SFAS No. 123 had been applied in measuring compensation expense.

Had compensation cost for our 2003, 2002 and prior year grants for stock-based compensation plans been determined consistent with SFAS No. 123, our net loss available to common shareholders for these three and nine month periods would approximate the pro forma amounts below (in thousands, except per share data):

	Three Months Ended September 30, 2003		Three Months Ended September 30, 2002
	As reported	Pro Forma	As reported	Pro Forma
Net income (loss) available to common shareholders	$3,875	$1,705	$(24,029)	$(26,000)
Basic net income (loss) per share	$0.05	$0.02	$(0.28)	$(0.30)
Diluted net income (loss) income per share	$0.05	$0.02	$(0.28)	$(0.30)

	Nine Months Ended September 30, 2003		Nine Months Ended September 30, 2002
	As reported	Pro Forma	As reported	Pro Forma
Net loss available to common shareholders	$(1,978)	$(7,694)	$(598,390)	$(604,372)
Basic net loss per share	$(0.02)	$(0.09)	$(7.02)	$(7.09)
Diluted net loss income per share	$(0.02)	$(0.09)	$(7.02)	$(7.09)

We have computed for pro forma disclosure purposes the value of all options granted during the three and nine months ended September 30, 2003 and 2002, respectively, using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Risk-free interest rate	3.23%	4.24%	2.97%	4.24%
Expected lives	5 years	5 years	5 years	5 years
Expected volatility	51%	55%	51%	55%
Weighted average fair value	$4.76	$6.34	$4.57	$6.34

Adjustments are made for options forfeited prior to vesting.

We adopted SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets on January 1, 2002.  As a result of adopting SFAS No. 144, we reported the results of operations of WTTV-TV as discontinued operations in the accompanying statements of operations.  Discontinued operations have not been segregated in the Statement of Consolidated Cash Flows and, therefore, amounts for certain captions will not agree with the accompanying consolidated statements of operations.  See Note 2 - Acquisitions and Dispositions.

In January 2003, the Emerging Issues Task Force (EITF) issued EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables.  EITF 00-21 addresses the determination of whether an arrangement involving multiple deliverables contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement.  EITF 00-21 does not otherwise change the applicable revenue recognition criteria.  We adopted issue 00-21 on July 1, 2003 and have determined that certain of our direct mail agreements constitute revenue arrangements with multiple deliverables that contain more than one unit of accounting. Consequently, we allocate the consideration that we receive for certain of these agreements between television accounting units and direct mail accounting units and we recognize the revenue and related expenses when the television spots are aired and when the direct mail pieces are mailed. As a result of adopting EITF 00-21, we have deferred $0.9 million of revenue and $0.7 million of expenses related to direct mail pieces which will not be mailed until the quarter ended December 31, 2003.

Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period's presentation.

2.                                      ACQUISTIONS AND DISPOSITIONS:

WTTV Disposition

On April 18, 2002, we entered into an agreement to sell the television station of WTTV-TV in Bloomington, Indiana and its satellite station WTTK-TV in Kokomo, Indiana to a third party.  On July 24, 2002, WTTV-TV had net assets and liabilities held for sale of $108.8 million as we completed such sale for $124.5 million and recognized a gain, net of taxes of $7.5 million.  The net proceeds were used to pay down indebtedness.  The operating results of WTTV-TV were not included in our consolidated results for continuing operations for the period ended September 30, 2002.  We recorded net income from discontinued operations of $0.2 million and $0.4 million for the three and nine months ended September 30, 2002, respectively.  We applied the accounting for the disposal of long-lived assets in accordance with SFAS No. 144 as of January 1, 2002.

Acrodyne Acquisition

On January 1, 2003, we forgave indebtedness owed to us by Acrodyne in the aggregate amount of $9.0 million in exchange for 20.3 million additional shares of Acrodyne common stock.  The terms of the agreement also committed us to an additional investment of $1.0 million, which we funded on January 1, 2003.  As a result of the agreement, we own an 82.4% interest in Acrodyne and beginning on January 1, 2003, we have consolidated the financial statements of Acrodyne Communications, Inc., and discontinued accounting for the investment under the equity method of accounting.

Cunningham/WPTT, Inc, Acquisitions

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

On November 15, 1999, we entered into five separate plans and agreements of merger, pursuant to which we would acquire through merger with subsidiaries of Cunningham, television broadcast stations WABM-TV, Birmingham, Alabama, KRRT-TV, San Antonio, Texas, WVTV-TV, Milwaukee, Wisconsin, WRDC-TV, Raleigh, North Carolina and WBSC-TV (formerly WFBC-TV), Anderson, South Carolina.  The consideration for these mergers was the issuance to Cunningham, of shares of our Class A Common voting stock.  In December 2001, we received FCC approval on all the transactions except WBSC-TV.  Accordingly, on February 1, 2002, we closed on the purchase of the FCC license and related assets of WABM-TV, KRRT-TV, WVTV-TV, and WRDC-TV.  The total value of the shares issued in consideration for the approved mergers was $7.7 million.  We have filed a petition for reconsideration with the FCC to reconsider its denial of the acquisition of WBSC-TV and recently amended our application to acquire WBSC.  In addition, we recently filed applications with the FCC to acquire the following six Cunningham broadcast stations:  WRGT-TV, in Dayton Ohio, WTAT-TV, in Charleston, South Carolina, WVAH-TV, in Charleston, West Virginia, WNUV-TV, in Baltimore, Maryland, and WTTE-TV, in Columbus, Ohio.

3.                                      COMMITMENTS AND CONTINGENCIES:

Litigation

Lawsuits and claims are filed against us from time to time in the ordinary course of business.  These actions are in various preliminary stages and no judgments or decisions have been rendered by hearing boards or courts.  After reviewing developments to date with legal counsel, management is of the opinion that the outcome of such matters will not have a material adverse affect on our consolidated financial position, consolidated results of operations or consolidated cash flows.

In January 2002, the Rainbow/PUSH Coalition filed an appeal of the FCC’s decision to grant a number of Sinclair applications to transfer control of television broadcast licenses to subsidiaries of Sinclair Broadcast Group, Inc. with the US Court of Appeals for the DC Circuit.  The stations affected by the appeal were WNUV-TV, WTTE-TV, WRGT-TV, WTAT-TV, WVAH-TV, KOKH-TV, KRRT-TV, WVTV-TV, WRDC-TV, WABM-TV, WBSC-TV, WCWB-TV, WLOS-TV and KABB-TV.  On June 10, 2003, a panel of the US Court of Appeals for the DC Circuit dismissed the Rainbow/PUSH Coalition’s appeal, ruling that Rainbow/PUSH did not have standing to appeal the Commission’s earlier decision.  Rainbow/PUSH filed a motion for the panel of the DC Circuit to reconsider this decision, which was denied by the court on September 10, 2003.

Operating Leases

At September 30, 2003 and at December 31, 2002, we had an outstanding letter of credit of $1.0 million and $1.1 million respectively, under our revolving credit facility.  The letter of credit acts as collateral of lease payments for the property occupied by WTTA-TV in Tampa, Florida to the terms and conditions of the lease agreement.  David D. Smith, Frederick G. Smith and J. Duncan Smith are each an officer and a director of Sinclair.  Robert E. Smith is a director of Sinclair.  Those four individuals own the television station, WTTA-TV, which we program pursuant to an LMA.

Affiliation Agreements

Sixty of the 62 television stations that we own and operate or to which we provide programming services or sales services, currently operate as affiliates of FOX (20 stations), WB (19 stations), ABC (8 stations), NBC (4 stations), UPN (6 stations) and CBS (3 stations).  The remaining two stations are independent.  The networks produce and distribute programming in exchange for each station’s commitment to air the programming at specified times and for commercial announcement time during the programming.  In addition, networks other than FOX generally pay each station with an affiliation agreement a fee for each network-sponsored program broadcast by the station, or fees for entering into the affiliation agreement.  In some markets we pay certain fees if we have certain ratings successes.

The NBC affiliation agreements with WICS/WICD (Champaign/Springfield, Illinois) and WKEF-TV (Dayton, Ohio) were scheduled to expire on April 1, 2003.  On March 27, 2003, we extended the term of those agreements to April 1, 2004.

The affiliation agreements of three ABC stations (WEAR-TV in Pensacola, Florida, WCHS-TV in Charleston, West Virginia, and WXLV-TV in Greensboro/Winston-Salem, North Carolina) have expired.  We continue to operate these stations as ABC affiliates and we do not believe ABC has any current plans to terminate the affiliation agreements with any of these stations.

If we do not enter into affiliation agreements to replace expired or expiring agreements, we may no longer be able to carry programming of the relevant network.  This loss of programming would require us to obtain replacement programming, which may involve higher costs and which may not be attractive to our target audience.

Changes in the Rules on Television Ownership

The FCC recently adopted new broadcasting ownership rules.  The new rules, among other things:

•                  increase the number of stations a group may own nationally by increasing the audience reach cap from 35% to 45%;

•                  increase the number of stations an entity can own or control in many local markets, subject to restrictions including the number of stations an entity can own or control which are ranked among the top four in their designated market area (DMA);

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

The new rules have yet to take effect as a result of numerous legal challenges, including one filed by Sinclair.  If these rules become law, broadcast television owners would be permitted to own more television stations, both locally and nationally, potentially affecting our competitive position.  The Third Circuit Court of Appeals stayed the application of the new rules and is currently examining them. Oral argument in the Third Circuit regarding the legality of the new rules is currently scheduled for February 11, 2004.  During its review, the Third Circuit ordered the FCC to continue to apply the FCC’s prior ownership rules, which were previously remanded to the FCC by the D.C. Circuit Court of Appeals with an order to justify the rules.  As a result of the FCC’s position in its response to this remand that the old rules could not be justified as necessary in the public interest, Sinclair believes an issue exists as to whether the FCC is legally permitted to enforce its prior rules. In addition to the Third Circuit review, Congress is considering legislation to further revise the new ownership rules.

Local Marketing Agreements

Certain of our stations have entered into what have commonly been referred to as local marketing agreements or LMAs.  One typical type of LMA is a programming agreement between two separately owned television stations serving the same market, whereby the licensee of one station programs substantial portions of the broadcast day and sells advertising time during such program segments on the other licensee’s station subject to the ultimate editorial and other controls being exercised by the latter licensee.  We believe these arrangements allow us to reduce our operating expenses and enhance profitability.  Although under the new FCC ownership rules, we would be allowed to continue to program most of the stations with which we have an LMA, in the absence of a waiver, the new rules would require us to terminate or modify three of our LMAs in markets where both the stations we own and the station with which we have an LMA are ranked among the top four stations in their particular DMA.  The FCC’s new ownership rules include specific provisions permitting waivers of this “top four restriction.”  Although there can be no assurances, we have studied the application of the new rules to our markets and believe we are qualified for waivers.  As discussed above in Changes in the Rules on Television Ownership, because the effectiveness of the new rules has been stayed and the FCC concluded the old rules could not be justified as necessary to the public interest, an issue exists regarding whether the FCC has any current legal right to enforce any rules prohibiting the acquisition of television stations.    If we are required to terminate or modify our LMAs, our business could be affected in the following ways:

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

The FCC requires the owner/licensee of a station to maintain independent control over the programming and operations of the station.  As a result, the owners/licensees of those stations with which we have LMAs or outsourcing agreements can exert their control in ways that may counter our interests, including the right to preempt or terminate programming in certain instances.  The preemption and termination rights cause some uncertainty as to whether we will be able to air all of the programming that we have purchased, and therefore, uncertainty about the advertising revenue that we will receive from such programming.  In addition, if the FCC determines that the owner/licensee is not exercising sufficient control, it may penalize the owner/licensee by a fine, revocation of the license for the station or a denial of the renewal of that license.  Any one of these scenarios might result in a reduction of our cash flow and an increase in our operating costs or margins, especially the revocation of or denial of renewal of a license.  In addition, penalties might also affect our qualifications to hold FCC licenses and thus put those licenses at risk.

Joint Sales or Outsourcing Agreements

Under the pending broadcast ownership rules, radio station joint sales agreements or JSAs (agreements which typically authorize a station to sell advertising time on another station in return for a fee) are attributable and must be terminated within two years of the effective date of the rules, unless the station providing the services can otherwise own the station under the new multiple ownership rules.  While television JSAs are not currently attributable, the FCC has announced that it intends to issue a Notice of Proposed Rulemaking to seek comments on whether or not to make television JSAs attributable as well.  Certain of our television stations have entered into outsourcing agreements pursuant to which either one of our stations provides certain non-programming services (including sales services) to another station in the market or another in-market station provides such services to one of our stations  If these agreements are deemed to be similar to JSAs, and if television JSAs become attributable, we could be required to terminate our existing outsourcing agreements within a specified time period after the effective date of the FCC’s decision.

WNAB Options

We have entered into an agreement with a third party to purchase certain license and non-license television broadcast assets of WNAB-TV at our option (the call option) and additionally, the third party may require us to purchase these license and non-license broadcast assets at the option of the third party (the put option).  On January 2, 2003, we made an $18.0 million non-refundable deposit against the purchase price of the put or call option on the non-license assets in return for a reduction of $0.1 million in our profit sharing arrangements.  Under current law, we have no right to buy WNAB-TV.  If or when the put option becomes exercisable, and if the current law has not changed, we may assign our option to an eligible buyer.  There can be no assurance that we will find an eligible buyer or recover our commitment.  Upon exercise, we may settle the call or put options entirely in cash, or at our option, we may put up one-half of the purchase price by issuing additional shares of our Class A common stock.  The call and put option exercise prices vary depending on the exercise dates and have been adjusted for the deposit.  The license asset call option exercise price is $5.0 million prior to March 31, 2005, $5.6 million from March 31, 2005 until March 31, 2006 and $6.2 million after March 31, 2006.  The non-license asset call option exercise price is $8.3 million prior to March 31, 2005, $12.6 million from March 31, 2005 to March 31, 2006, and $16.0 million after March 31, 2006.  The non-license asset put option price is $8.3 million prior to March 31, 2006 and $12.6 million prior to March 31, 2005 until March 31, 2006 and $16.0 million after March 31, 2006.  The license asset put option price is $5.4 million from July 1, 2005 to July 31, 2005, $5.9 million from July 1, 2006 to July 31, 2006 and $6.3 million from July 1, 2007 to July 31, 2007.  The non-license asset put option price is $7.9 million from July 1, 2005 to July 31, 2005, $12.4 million from July 1, 2006 to July 31, 2006 and $16.0 million from July 1, 2007 to July 31, 2007.

Derivative Termination Option

We hold an interest rate swap agreement that has a notional amount of $575 million with a financial institution.  That agreement expires on June 5, 2006.  During June 2003, we assigned $200 million of the notional amount to a second financial institution. The instrument with a notional amount of $375 million contains a European style (that is, exercisable only on the expiration date) termination option and can be terminated partially or in full by the counterparty on June 3, 2004 and June 3, 2005 at its fair market value.  We estimate the fair market value of this agreement at September 30, 2003 to be $41.2 million based on a quotation from the counterparty and this amount is reflected as a component of other long term liabilities on our consolidated balance sheet as of September 30, 2003.  If the counterparty chooses to partially or fully exercise its option to terminate the agreements, we will fund the payment from cash generated from our operating activities and/or borrowings under our bank credit agreement.

4.                                      SUPPLEMENTAL CASH FLOW INFORMATION:

During the nine months ended September 30, 2003, and 2002, our supplemental cash flow information was as follows (dollars in thousands):

	Nine Months Ended September 30,
	2003	2002
Capital lease obligations incurred	$2,699	$25,575
Income taxes paid for continuing operations	1,996	2,641
Income tax refunds received and (taxes paid) related to discontinued operations	339	(93)
Income tax refunds received	38,378	45,853
Subsidiary trust minority interest payments	10,979	17,438
Interest payments	85,522	82,016
Payments related to extinguishment of debt	11,482	770
Stock issued to acquire broadcast licenses	—	7,703

5.                                      EARNINGS (LOSS) PER SHARE:

Basic earnings (loss) per share (EPS) is calculated using the weighted average number of shares outstanding during the period.  Diluted earnings (loss) per share (Diluted EPS) includes the potentially dilutive effect, if any, which would occur if outstanding options to purchase common stock were exercised using the treasury stock method.  Stock options to exercise 0.1 million incremental shares of common stock were outstanding during the quarter ended September 30, 2003 and stock options to exercise 0.2 million incremental shares of common stock were outstanding during the quarter ended September 30, 2002, but were not included in the computation of Diluted EPS as the effect would be anti-dilutive.  Stock options to exercise 0.1 million incremental shares of common stock were outstanding during the nine months ended September 30, 2003 and stock options to exercise 0.2 million incremental shares of common stock were outstanding during the nine months ended September 30, 2002, but were not included in the computation of Diluted EPS as the effect would be anti-dilutive.  The remaining options to purchase shares of common stock that were outstanding during the three and nine months ended September 30, 2003 and September 30, 2002 were not included in the Diluted EPS because the options’ exercise price was greater than the average market price of the shares of common stock.

6.                                      DERIVATIVE INSTRUMENTS:

We enter into derivative instruments primarily for the purpose of reducing the impact of changing interest rates on our floating rate debt, and to reduce the impact of changing fair market values of our fixed rate debt.  As of September 2003, we held the following derivative instruments:

•                  An interest rate swap agreement with a financial institution that has a notional amount of $575 million, which expires of June 5, 2006.  During June 2003, we assigned $200 million of the notional amount to a second financial institution.  Both agreements expire on June 5, 2006.  These swap agreements require us to pay a fixed rate, which is set in the range of 6.25% to 7.00% and receive a floating rate based on the three month London Interbank Offered Rate (LIBOR) (measurement and settlement is performed quarterly).  These swap agreements are reflected as a derivative obligation based on their fair value of $63.3 million and $71.4 million as a component of other long-term liabilities in the accompanying consolidated balance sheets as of September 30, 2003 and December 31, 2002, respectively.  These swap agreements do not qualify for hedge accounting treatment under SFAS No. 133; therefore, changes in their fair market values are reflected currently in earnings as gain (loss) on derivative instruments.  We incurred an unrealized gain of $9.2 million and an unrealized loss of $27.3 million during the three months ended September 30, 2003 and 2002, respectively, related to these instruments.  We incurred an unrealized gain of $8.1 million and an unrealized loss of $32.2 million during the nine months ended September 30, 2003 and 2002, respectively, related to these instruments.  The instrument with a notional amount of $375 million contains a European style (that is, exercisable only on the expiration date) termination option and can be terminated partially or in full by the counterparty on June 3, 2004 and June 3, 2005 at its fair market value.

•                  In March 2002, we entered into two interest rate swap agreements with notional amounts totaling $300 million, which expire on March 15, 2012, in which we receive a fixed rate of 8% and pay a floating rate based on LIBOR (measurement and settlement is performed quarterly).  These swaps are accounted for as a hedge of our 8% Senior Subordinated Notes in accordance with SFAS No. 133, whereby changes in the fair market value of the swaps are reflected as adjustments to the carrying amount of the Senior Subordinated Notes.  These swaps are reflected in the accompanying balance sheet as a derivative asset and as a premium on the 8% Senior Subordinated Notes based on their fair value of $24.9 million.

In November 2003, we entered into two interest rate swap agreements with notional amounts totaling $100 million, which expire March 15, 2012, in which we receive a fixed rate of 8% and pay a floating rate based on LIBOR (measurement is settled quarterly).  These swaps are accounted for as a hedge of our 8% Senior Subordinated Notes in accordance with SFAS No. 133, whereby changes in the fair market value of the swaps are reflected as adjustments to the carrying amount of the Senior Subordinated Notes.

The counterparties to these agreements are international financial institutions.  We estimate the net fair value of these instruments as of September 30, 2003 to be a liability of $38.4 million.  The fair value of the interest rate swap agreements is estimated by obtaining quotations from the financial institutions, which are a party to our derivative contracts.  The fair value is an estimate of the net amount that we would pay on September 30, 2003 if the contracts were transferred to other parties or cancelled by the counterparties or us.

During May 2003, we completed a private placement of $150.0 million aggregate principal amount of 4.875% Convertible Senior Subordinated Bonds.  See Note 7 – Notes Payable Issuances.  Under certain circumstances, we will pay contingent cash interest to the holder of the convertible notes during any six month period from January 15 to July 14 and from July 15 to January 14, commencing with the six month period beginning January 15, 2011.  The contingent interest feature is an embedded derivative which had a negligible fair value as of September 30, 2003.

Our losses resulting from prior year terminations of fixed to floating interest rate agreements are reflected as a discount on our fixed rate debt and are being amortized to interest expense through December 15, 2007, the expiration date of the terminated swap agreements.  For the three months ended September 30, 2003 and 2002, amortization of $0.1 million of the discount was recorded as interest expense for each respective period.  For the nine months ended September 30, 2003 and 2002, amortization of $0.4 million of the discount was recorded as interest expense for each respective period.

We experienced deferred net losses in prior years related to terminations of floating to fixed interest rate swap agreements.  These deferred net losses are reflected as other comprehensive loss, net of tax effect, and are being amortized to interest expense through June 3, 2004, the expiration dates of the terminated swap agreements.  For the three months ended September 30, 2003 and 2002, we amortized $0.4 million from accumulated other comprehensive loss and deferred tax asset to interest expense.  For the nine months ended September 30, 2003 and 2002, we amortized $1.3 million and $0.9 million, respectively, from accumulated other comprehensive loss and deferred tax asset to interest expense.

7.                                      NOTES PAYABLE ISSUANCES:

During May 2003, we completed a private placement of $150.0 million aggregate principal amount of 4.875% Convertible Senior Subordinated Notes due 2018 (Convertible Notes).  The Convertible Notes were issued at par, mature on July 15, 2018, and have the following characteristics:

•                  The notes are convertible into shares of our class A common stock at the option of the holder upon certain circumstances.  The conversion price is $22.37 until March 31, 2011 at which time the conversion price increases quarterly until reaching $28.07 on July 15, 2018.

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

•                  Under certain circumstances, we will pay contingent cash interest to the holders of the Convertible Notes during any six month period from January 15 to July 14 and from July 15 to January 14, commencing with the six month period beginning January 15, 2011.  This contingent interest feature is an embedded derivative which had a negligible fair value as of September 30, 2003.

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

On May 29, 2003, we completed a private placement of $100.0 million aggregate principal amount of 8% Senior Subordinated Notes, which was an add-on issuance under the indenture relating to our 8% Senior Subordinated Notes due 2012.  The Notes were issued at a price of $105.3359 plus accrued interest from March 15, 2003 to May 28, 2003, yielding a rate of 7.00%.  We used the net proceeds, along with the net proceeds received in connection with our issuance of $150.0 million of Convertible Notes due 2018, to finance the redemption of the 11.625% High Yield Trust Originated Preferred Securities due 2009 and for general corporate purposes.  Net costs associated with the offering totaled $1.3 million.  These costs were capitalized and are being amortized to interest expense over the term of the Senior Subordinated Notes.

8.                                      REDEMPTION OF HIGH YIELD TRUST ORIGINATED PREFERRED SECURITIES:

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

9.                                      CONDENSED CONSOLIDATING FINANCIAL STATEMENTS:

Sinclair Television Group, Inc. (STG) is a wholly owned subsidiary of Sinclair Broadcast Group, Inc. On September 30, 2003, we completed the creation of a modified holding company structure, whereby we transferred substantially all of our television broadcast assets and liabilities to STG. As such, STG has become the primary obligor under our existing bank credit agreement, the 8.75% Senior Subordinated Notes due 2011 and the 8% Senior Subordinated Notes due 2012.  Our class A Common Stock, class B Common Stock, Series D Convertible Exchangeable Preferred Stock, and the 4.875% Convertible Senior Subordinated Notes remain at Sinclair Broadcast Group, Inc. and are not obligations or securities of STG.

Sinclair Broadcast Group, Inc. has fully and unconditionally guaranteed all of STG’s obligations and those guarantees are joint and several.  KDSM, LLC is a subsidiary of Sinclair Broadcast Group, Inc. and has fully and unconditionally guaranteed all of STG’s obligations and those guarantees are joint and several. Neither Sinclair Broadcast Group, Inc. nor the guarantors have any significant restrictions on their ability to obtain funds from their subsidiaries in the form of dividends or loans.

Although STG was created this year, we have presented balance sheets, statements of operations and cash flows as if STG was in existence in prior periods.  The three and nine month statements do not reflect intercompany charges that are recorded in the fourth quarter.

The following condensed consolidating financial statements present the results of operations, financial position and cash flows of Sinclair Broadcast Group, Inc., Sinclair Television Group, Inc., KDSM LLC, the direct and indirect non-guarantor subsidiaries of Sinclair Broadcast Group, Inc. and the eliminations necessary to arrive at our information on a consolidated basis.

BALANCE SHEET

AS OF SEPTEMBER 30, 2003

(amounts in thousands)

	Sinclair Broadcast Group	Guarantor Subsidiaries		Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
		Sinclair Television Group	KDSM

Cash	$—	$9,598	$43	$3,266	$—	$12,907
Accounts receivable	110	129,979	1,099	2,067	—	133,255
Other current assets	4,037	88,024	595	5,499	(2,435)	95,720
Total current assets	4,147	227,601	1,737	10,832	(2,435)	241,882

Property and equipment, net	13,415	334,750	5,680	711	—	354,556

Investment in consolidated subsidiaries	329,607	—	—	—	(329,607)	—
Other long term assets	39,233	110,706	341	5,977		156,257
Total other long term assets	$368,840	$110,706	341	5,977	(329,607)	156,257

Acquired intangible assets	—	1,775,512	5,954	30,277	—	1,811,743

Total Assets	$386,402	$2,448,569	$13,712	$47,797	$(332,042)	$2,564,438

Accounts payable and accrued liabilities	$3,399	$58,690	$497	$6,140	$(2,435)	$66,291
Current portion of long term debt	511	6,618	—	35,000	—	42,129
Other current liabilities	—	129,920	1,386	—	—	131,306
Total current liabilities	3,910	195,228	1,883	41,140	(2,435)	239,726
Long-term debt	163,038	1,532,528	2,221	—	—	1,697,787
Other liabilities	6,995	402,405	1,069	4,833	—	415,302
Total liabilities	173,943	2,130,161	5,173	45,973	(2,435)	2,352,815
Common stock	857	—	—	—	—	857
Additional paid-in capital	761,503	681,858	21,801	34,423	(738,078)	761,507
Preferred stock	35	—	—	—	—	35
Retained earnings	(549,936)	(362,610)	(13,262)	(32,599)	408,471	(549,936)
Other comprehensive income	—	(840)	—	—	—	(840)
Total shareholders’ equity	212,459	318,408	8,539	1,824	(329,607)	211,623
Total liabilities and equity	$386,402	$2,448,569	$13,712	$47,797	$(332,042)	$2,564,438

PRO-FORMA BALANCE SHEET

AS OF DECEMBER 31, 2002

(amounts in thousands)

	Sinclair Broadcast Group	Guarantor Subsidiaries		Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
		Sinclair Television Group	KDSM

Cash	$—	$3,704	$5	$1,618	$—	$5,327
Accounts receivable	157	144,675	1,421	749	—	147,002
Other current assets	1,759	141,801	2,456	4,614	(5,905)	144,725
Total current assets	1,916	290,180	3,882	6,981	(5,905)	297,054

Property and equipment, net	13,051	314,802	6,143	3,254	—	337,250

Investment in parent preferred securities	—	—	206,200		(206,200)	—
Investment in consolidated subsidiaries	386,413	—	—	—	(386,413)	—
Other long term assets	30,375	102,523	4,671	6,268	—	143,837
Total other long term assets	416,788	102,523	210,871	6,268	(592,613)	143,837

Acquired intangible assets	—	1,792,278	6,077	30,277	—	1,828,632

Total Assets	$431,755	$2,499,783	$226,973	$46,780	$(598,518)	$2,606,773

Accounts payable and accrued liabilities	$8,227	$73,935	$1,529	$1,952	$(5,905)	$79,738
Current portion of long term debt	1,111	3,338	—	—	—	4,449
Other current liabilities	—	122,603	1,764	—	—	124,367
Total current liabilities	9,338	199,876	3,293	1,952	(5,905)	208,554
Long-term debt	13,519	1,496,821	2,181	35,000	—	1,547,521
Other liabilities	(10,159)	440,989	1,780	6,908	—	439,518
Total liabilities	12,698	2,137,686	7,254	43,860	(5,905)	2,195,593

Mandatorily redeemable preferred stock	—	—	200,000	—	—	200,000
Common stock	856	—	—	—	—	856
Additional paid-in capital	966,124	767,267	18,751	30,893	(1,023,108)	759,927
Preferred stock	35	—	—	—	—	35
Retained earnings	(547,958)	(403,490)	968	(27,973)	430,495	(547,958)
Other comprehensive income	—	(1,680)	—	—	—	(1,680)
Total shareholders’ equity	419,057	362,097	19,719	2,920	(592,613)	211,180
Total liabilities and equity	$431,755	$2,499,783	$226,973	$46,780	$(598,518)	$2,606,773

PRO-FORMA STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003

(amounts in thousands)

	Sinclair Broadcast Group	Guarantor Subsidiaries		Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
		Sinclair Television Group	KDSM

Net revenue	$—	$175,241	$1,774	$2,422	$—	$179,437

Program and production	—	34,235	382	—	—	34,617
Selling, general and administrative	2,800	38,050	596	760	—	42,206
Depreciation, amortization and other operating expenses	706	56,473	745	2,979	—	60,903
Total operating expenses	3,506	128,758	1,723	3,739	—	137,726

Operating income	(3,506)	46,483	51	(1,317)	—	41,711

Equity in earnings of subsidiaries	207	—	—	—	(207)	—
Interest income	56	8	—	—	—	64
Interest expense	(2,084)	(30,780)	(64)	(477)	—	(33,405)
Other income (expense)	2,351	8,368	(77)	(1,479)	—	9,163
Total other income (expense)	530	(22,404)	(141)	(1,956)	(207)	(24,178)

Income taxes	9,439	(22,966)	—	2,457	—	(11,070)
Net income (loss)	$6,463	$1,113	$(90)	$(816)	$(207)	$6,463

PRO-FORMA STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

(amounts in thousands)

	Sinclair Broadcast Group	Guarantor Subsidiaries		Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
		Sinclair Television Group	KDSM

Net revenue	$—	$529,086	$5,830	$10,973	$—	$545,889

Program and production	—	106,733	1,247	—	—	107,980
Selling, general and administrative	10,344	112,237	1,795	1,738	—	126,114
Depreciation, amortization and other operating expenses	2,083	166,713	2,625	13,119	—	184,540
Total operating expenses	12,427	385,683	5,667	14,857	—	418,634

Operating income	(12,427)	143,403	163	(3,884)	—	127,255

Equity in earnings of subsidiaries	22,024	—	—	—	(22,024)	—
Interest income	445	24	—	—	—	469
Interest expense	(3,024)	(89,676)	(11,765)	(1,558)	—	(106,023)
Other income (expense)	3,111	7,347	(2,629)	(1,452)	(12,300)	(5,923)
Total other income (expense)	22,556	(82,305)	(14,394)	(3,010)	(34,324)	(111,477)

Income taxes	7,957	(20,219)	—	2,269	—	(9,993)
Net income (loss)	$18,086	$40,879	$(14,231)	$(4,625)	$(34,324)	$5,785

PRO-FORMA STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002

(amounts in thousands)

	Sinclair Broadcast Group	Guarantor Subsidiaries		Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
		Sinclair Television Group	KDSM

Net revenue	$—	$175,705	$1,864	$998	$—	$178,567

Program and production	—	32,961	394	—	—	33,355
Selling, general and administrative	1,973	37,351	815	693		40,832
Depreciation, amortization and other operating expenses	571	58,210	842	1,759	—	61,382
Total operating expenses	2,544	128,522	2,051	2,452		135,569

Operating income	(2,544)	47,183	(187)	(1,454)		42,998

Equity in earnings of subsidiaries	(12,264)	—	—	—	12,264	—
Interest income	249	1	—	—	—	250
Interest expense	(213)	(29,466)	(6,035)	(679)	—	(36,393)
Other income (expense)	1,371	(35,079)	7,036	(5)	(6,508)	(33,185)
Total other income (expense)	(10,857)	(64,544)	1,001	(684)	5,756	(69,328)

Income taxes	(1,532)	(1,476)	—	133	—	(2,875)
Discontinued operations	—	7,764	—	—	—	7,764
Net income (loss)	$(14,933)	$(11,073)	$814	$(2,005)	$5,756	$(21,441)

PRO-FORMA STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

(amounts in thousands)

	Sinclair Broadcast Group	Guarantor Subsidiaries		Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
		Sinclair Television Group	KDSM

Net revenue	$—	$520,485	$5,882	$3,249	$—	$529,616

Program and production	—	102,123	1,318	—	—	103,441
Selling, general and administrative	6,829	109,405	2,047	1,757	—	120,038
Depreciation, amortization and other operating expenses	1,908	174,763	2,352	6,184	—	185,207
Total operating expenses	8,737	386,291	5,717	7,941	—	408,686

Operating income	(8,737)	134,194	165	(4,692)	—	120,930

Equity in earnings of subsidiaries	(557,235)	—	—	—	557,235	—
Interest income	791	4	1	—	—	796
Interest expense	(648)	(94,276)	(18,103)	(1,261)	—	(114,288)
Other income (expense)	(604)	(40,111)	20,515	(2)	(19,525)	(39,727)
Total other income (expense)	(557,696)	(134,383)	2,413	(1,263)	537,710	(153,219)

Income taxes	(4,669)	4,264	—	580	—	175
Discontinued operations	—	7,891	—	—	—	7,891
Cumulative effect of change in accounting principle	—	(539,712)	(23,178)	(3,514)	—	(566,404)
Net income (loss)	$(571,102)	$(527,746)	$(20,600)	$(8,889)	$537,710	$(590,627)

PRO-FORMA STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

(amounts in thousands)

	Sinclair Broadcast Group	Guarantor Subsidiaries		Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
		Sinclair Television Group	KDSM
NET CASH FLOWS FROM OPERATING ACTIVITIES	$11,126	$127,101	$(10,163)	$(1,883)	$(12,300)	$113,881
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(1,976)	(52,410)	(110)	—	—	(54,496)
Payment for acquisition of television station licenses and related assets	—	(18,000)	—	—	—	(18,000)
Distributions from investments	—	288	—	—	—	288
Contributions in investments	(4,505)	(128)	—	—	—	(4,633)
Proceeds from the sale property	—	138	—	—	—	138
Loans to affiliates	(858)	—	—	—	—	(858)
Proceeds from loans to affiliates	552	—	—	—	—	552
Net cash flows used in investing activities	(6,787)	(70,112)	(110)	—	—	(77,009)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable and commercial bank financing	150,000	168,336	—	—	—	318,336
Repayments of notes payable, commercial bank financing and capital leases	(1,081)	(128,019)	—	—	—	(129,100)
Accretion of capital leases	—	562	—	—	—	562
Redemption of High Yield Trust Originated Preferred Securities	—	—	(200,000)	—	—	(200,000)
Proceeds from exercise of stock options	443	—	—	—	—	443
Payments for deferred financing costs	(4,723)	(2,535)	—	—	—	(7,258)
Increase (decrease) in intercompany payables	78,829	(86,471)	4,111	3,531	—	—
Dividends paid on Series D Preferred Stock	(7,763)	—	—	—	—	(7,763)
Repurchase of Class A common stock	(1,544)	—	—	—	—	(1,544)
Payment of KDSM dividend	(12,300)	—	—	—	12,300	—
Redemption of parent preferred securities	(206,200)		206,200	—	—	—
Repayment of notes and capital leases to affiliates	—	(2,968)	—	—	—	(2,968)
Net cash flows (used in) from financing activities	(4,339)	(51,095)	10,311	3,531	12,300	(29,292)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	5,894	38	1,648	—	7,580
CASH AND CASH EQUIVALENTS, beginning of period	—	3,704	5	1,618	—	5,327
CASH AND CASH EQUIVALENTS, end of period	$—	$9,598	$43	$3,266	$—	$12,907

PRO-FORMA STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

(amounts in thousands)

	Sinclair Broadcast Group	Guarantor Subsidiaries		Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
		Sinclair Television Group	KDSM
NET CASH FLOWS FROM OPERATING ACTIVITIES	$(21,348)	$155,071	$3,874	$2,460	$(19,525)	$120,532
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(728)	(39,286)	(674)	(49)	—	(40,737)
Payment for acquisition of television station licenses and related assets	—	(21,178)	—	—	—	(21,178)
Distributions from investments	—	289	—	—	—	289
Contributions in investments	(2,344)	(1,956)	—	(1,083)	—	(5,383)
Proceeds from sale of property		77	600	—	—	677
Proceeds from the sale of broadcast assets	—	124,472	—	—	—	124,472
Repayment of note receivable	—	30,257	—	—	—	30,257
Loans to affiliates	(79)	—	—	—	—	(79)
Proceeds from loans to affiliates	6,707	—	—	—	—	6,707
Net cash flows used in investing activities	3,556	92,675	(74)	(1,132)	—	95,025

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable and commercial bank financing	—	803,500	—	—	—	803,500
Repayments of notes payable, commercial bank financing and capital leases	(16)	(992,484)	—	—	—	(992,500)
Accretion of capital leases	—	442	—	—	—	442
Proceeds from exercise of stock options	2,436					2,436
Payments for deferred financing costs	—	(6,942)	—	—	—	(6,942)
Increase (decrease) in intercompany payables	43,684	(39,921)	(3,763)	—	—	—
Dividends paid on Series D Preferred Stock	(7,763)	—	—	—	—	(7,763)
Payment of KDSM dividend	(19,525)	—	—	—	19,525	—
Repayment of notes and capital leases to affiliates	(1,024)	(1,700)	—	—	—	(2,724)
Net cash flows used in financing activities	17,792	(237,105)	(3,763)	—	19,525	(203,551)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	10,641	37	1,328	—	12,006
CASH AND CASH EQUIVALENTS, beginning of period	—	32,041	8	14	—	32,063
CASH AND CASH EQUIVALENTS, end of period	$—	$42,682	$45	$1,342	$—	$44,069

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

The following information should be read in conjunction with the unaudited consolidated financial statements and notes thereto in this Quarterly Report and the audited financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-K, as amended, for the fiscal year ended December 31, 2002.

This report includes and incorporates forward-looking statements.  We have based these forward-looking statements on our current expectations and projections about future events.  These forward-looking statements are subject to risks, uncertainties and assumptions about us, including, among other things:

•                  the continuing impact of war,

•                  the impact of changes in national and regional economy,

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

•                  our ability to attract and maintain our local and national advertising,

•                  our ability to service our outstanding debt,

•                  pricing and demand fluctuations in local and national advertising,

•                  changes in the makeup of the population in the areas where our stations are located,

•                  the activities of our competitors,

•                  the effects of governmental regulation of broadcasting or changes in those regulations and court action interpreting those regulations, and

•                  our ability to maintain our affiliation agreements with the relevant networks.

Other matters set forth in this report, as well as risk factors set forth in our Form 10-K, as amended, for the fiscal year ended December 31, 2002, filed with the Securities and Exchange Commission may also cause actual results in the future to differ materially from those described in the forward-looking statements.  We undertake no obligation to update and revise any forward-looking statements, whether as a result of new information, future events or otherwise.  In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.

The following table sets forth operating data for the three and nine months ended September 30, 2003 and 2002:

OPERATING DATA (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Statement of Operations Data:
Net broadcast revenues (a)	$161,290	$162,905	$488,687	$481,123
Barter revenues	15,725	14,664	46,229	45,244
Other operating divisions’ revenues	2,422	998	10,973	3,249
Total revenues	179,437	178,567	545,889	529,616
Station production expenses	34,617	33,355	107,980	103,441
Station selling, general and administrative expenses	36,668	35,777	108,291	105,385
Expenses recognized from station barter arrangements	14,844	13,259	43,121	40,498
Depreciation and amortization expense (b)	16,578	15,257	48,854	44,554
Amortization of program contract costs and net realizable value adjustments	26,470	30,728	79,019	93,445
Stock-based compensation	391	545	1,487	1,561
Other operating divisions’ expenses	2,620	1,593	12,059	5,149
Corporate general and administrative expenses	5,538	5,055	17,823	14,653
Operating income	41,711	42,998	127,255	120,930
Interest expense	(33,405)	(30,420)	(94,777)	(96,370)
Subsidiary trust minority interest expense (c)	—	(5,973)	(11,246)	(17,918)
(Loss) gain on sale of assets	(2)	172	(389)	(294)
Unrealized gain (loss) on derivative instrument	9,241	(27,330)	8,094	(32,188)
Loss from extinguishment of securities	—	(6,588)	(15,187)	(7,708)
(Loss) income from equity investments	(266)	176	581	(1,435)
Interest and other income	254	635	1,447	2,694
Income (loss) before taxes	17,533	(26,330)	15,778	(32,289)
Income tax (provision) benefit	(11,070)	(2,875)	(9,993)	175
Income (loss) from continuing operations	6,463	(29,205)	5,785	(32,114)
Income from discontinued operations, net of related income taxes	—	7,764	—	7,891
Cumulative adjustment for change in accounting principle, net of taxes	—	—	—	(566,404)
Net income (loss)	$6,463	$(21,441)	$5,785	$(590,627)
Net income (loss) available to common shareholders	$3,875	$(24,029)	$(1,978)	$(598,390)
Per Share Data:
Basic loss per share from continuing operations	$0.05	$(0.37)	$(0.02)	$(0.47)
Basic income per share from discontinued operations	$—	$0.09	$—	$0.09
Basic loss per share from cumulative change in accounting principle	$—	$—	$—	$(6.64)
Basic net loss per share	$0.05	$(0.28)	$(0.02)	$(7.02)
Diluted loss per share from continuing operations	$0.05	$(0.37)	$(0.02)	$(0.47)
Diluted income per share from discontinued operations	$—	$0.09	$—	$0.09
Diluted loss per share from cumulative change in accounting principle	$—	$—	$—	$(6.64)
Diluted net loss per share	$0.05	$(0.28)	$(0.02)	$(7.02)

	September 30, 2003	December 31, 2002
Balance Sheet Data:
Cash and cash equivalents	$12,907	$5,327
Total assets	2,564,438	2,606,773
Total debt (d)	1,739,916	1,551,970
HYTOPS (e)	—	200,000
Total shareholders’ equity	211,623	211,180

(a)          “Net broadcast revenues” are defined as broadcast revenues net of agency commissions.

(b)         Depreciation and amortization includes depreciation and amortization of property and equipment of definite-lived intangible assets and other assets

(c)          Subsidiary trust minority interest represents the distributions on the HYTOPS and amortization of deferred financing costs.  See footnote (e).

(d)         “Total debt” is defined as long-term debt, net of unamortized discount, and capital lease obligations, including current portion thereof, as defined by generally accepted accounting principles.  Total debt does not include the HYTOPS or our preferred stock.

(e)          HYTOPS represents our High Yield Trust Originated Preferred Securities of our subsidiary trust holding solely KDSM Senior Debentures representing $200 million aggregate liquidation value.  These securities were redeemed on June 20, 2003.

Results of Operations

Our net broadcast revenues increased to $488.7 million for the nine months ended September 30, 2003, compared to $481.1 million for the prior year period.  During the beginning of 2003, our operating results reflected an overall increase in advertising revenues experienced by the broadcasting industry, partially offset by the negative effect of the war in Iraq.  We continue to see an increase in local advertising spending primarily due to our direct mail initiatives and growth in our largest categories of automotive and services.  National sales have declined due to lower advertising spending primarily by soft drink and movie advertisers.

Our results also include increased expenses reflecting continued expansion of our News Central operations, our direct mail promotions campaign and our continued expenditures related to our conversion to digital television.  Our News Central product was rolled out on February 3, 2003 to WBFF-TV (FOX 45) in Baltimore by adding an 11:00 p.m. local newscast.  During March 2003, the 10:00 p.m. newscast on WUHF-TV (FOX 31) in Rochester, the 10:00 p.m. newscast on WLFL-TV (WB 22) in Raleigh, the 9:00 p.m. newscast on KOKH-TV (FOX 25) in Oklahoma City and in May 2003, the 10:00 p.m. newscast on WPGH-TV (FOX 53) in Pittsburgh were converted to News Central.  On July 14, 2003, WUPN-TV (UPN 48) in Greensboro/Winston-Salem added a 10:00 p.m. newscast using the News Central format.  In August 2003, we added a 10:00 p.m. news in Tampa on WTTA-TV (WB38), a 9:00 p.m. news in Milwaukee on WVTV-TV (WB18), and a 9:00 p.m. news in Birmingham on WTTO-TV (WB 21).  In October 2003, we added a 10:00 p.m. news in Las Vegas on KVWB-TV (WB 22) and a 7:00 p.m. news on KFBT-TV (IND 33), also in that market.  We continue to target direct mail advertisers and introduce the direct mail advertisers to television advertising.

Three Months Ended September 30, 2003 and 2002

Net income available to common shareholders for the three months ended September 30, 2003 was $3.9 million or $0.05 per common share compared to a net loss of $24.0 million or $(0.37) per common share for the three months ended September 30, 2002.

Net broadcast revenues decreased to $161.3 million for the three months ended September 30, 2003 from $162.9 for the three months ended September 30, 2002, or 1.0%.  $4.6 million of the decrease in revenues was related to a decline in political revenue, offset by an increase in revenue of $3.0 million related to our direct mail initiative.  From a revenue category standpoint, the third quarter was positively impacted by higher advertising revenues generated from the automotive, services, school sectors and paid programming, offset by decreases in political, soft drinks, movies, fast food, and travel/leisure sectors.

During the three months ended September 30, 2003, national revenues decreased to $62.0 million, or 8.4% from $67.7 million during the same period last year.  National political revenues decreased $3.8 million, or 77.4%.  During the three months ended September 30, 2003, local revenues increased $3.7 million, or 4.2%, from $88.2 million during the same period last year.  Local political revenues decreased $0.8 million, or 84.8%, offsetting 0.9% of the increase in total local revenues.  The decrease in political revenues was primarily the result of several elections held during the 2002 period, as compared to the same period in 2003.

National revenues, excluding political revenues, decreased $1.9 million, or 3.0%, during the three months ended September 30, 2003 from $62.7 million during the same period last year.  National revenues declined due to lower advertising spending, primarily by soft drink and movie advertisers.  Local revenues, excluding political revenue, increased $4.5 million, or 5.1%, during the three months ended September 30, 2003 from $87.2 million during the same period last year.  The increase in local revenues was related to our continued focus on local sales and our direct mail conversion initiative, that, as noted above, increased revenue $3.0 million for the three months ended September 30, 2003.

The network affiliations that experienced the largest growth of broadcast revenue from time sales in the three months ended September 30, 2003 were our UPN and CBS affiliates, which increased 8.4% and 2.0%, respectively, compared with the three months ended September 30, 2002.  Our WB affiliates experienced revenue growth of 0.2% for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002.  Our FOX, NBC and ABC affiliates experienced decreased revenue of 0.4%, 0.7% and 7.3%, respectively, primarily due to the loss in political dollars for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002.

During the three months ended September 30, 2003, other operating divisions’ revenue that related to software development and consulting increased to $1.2 million, or 20%, from $1.0 million for the same period last year.  Other operating divisions’

revenue that related to our ownership interest in Acrodyne increased by $1.2 million because, beginning January 1, 2003, we commenced consolidating the financial statements of Acrodyne and discontinued accounting for the investment under the equity method of accounting.  Other operating divisions’ expenses increased by $1.0 million, of which $1.4 million resulted from the consolidation of Acrodyne, offset by a decrease in general and administrative costs of $0.4 million for our software development and consulting division, primarily related to the consolidation of three offices to one and continued focus on cost reduction for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002.

Station production expenses were $34.6 million for the three months ended September 30, 2003 compared to $33.4 million for the three months ended September 30, 2002, an increase of $1.2 million, or 3.6%.  The increase in station production costs primarily related to higher rating service fees of $0.5 million for new contracts at eleven stations, increases in engineering costs of $0.3 million due to additional electricity costs for digital TV, and increases in news expenses of $0.9 million related to the expansion of news departments in several markets.  The increases were offset by decreases in promotion costs of $0.2 million related to decreased spending in Nashville, Cincinnati and Las Vegas markets in the third quarter 2003, decreases in our on-air operations and production expenses of $0.2 million related to outsourcing agreements and implementation of our centralized news formats, and decreases in other miscellaneous production expenses of $0.1 million.

Station selling, general and administrative expenses were $36.7 million for the three months ended September 30, 2003, compared to $35.8 million for the three months ended September 30, 2002, an increase of $0.9 million or 2.5%.  The increase primarily related to increased sales compensation costs of $1.1 million, increased direct mail marketing expense of $0.7 million, and legal fees of $0.5 million.  These increases were offset by decreased expenses for Cunningham of $0.6 million, trade expense of $0.3 million, and lower vacation and bad debt expenses of $0.4 million and $0.1 million, respectively.

Depreciation and amortization decreased $3.0 million to $43.0 million for the three months ended September 30, 2003 from $46.0 million for the three months ended September 30, 2002.  The decrease in depreciation and amortization for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002 was related to a decrease in amortization of $4.3 million related to our program contract costs and net realizable value (NRV) adjustments as a result of a lower cost of additions of new programming during 2003 as compared to 2002 and a decrease in NRV adjustments.  The decrease was offset by an increase in fixed asset depreciation of $1.1 million related to our property additions, primarily resulting from our digital television conversion and centralized news and weather project and an increase in amortization of definite-lived intangible assets of $0.2 million.

Corporate and general administrative expenses increased $0.5 million to $5.5 million for the three months ended September 30, 2003 from $5.0 million for the three months ended September 30, 2002, or 10%.  Corporate and general administrative expense represents the cost to operate our corporate headquarters.  Such costs include corporate departmental salaries, bonuses, fringe benefits, directors’ and officers’ liability insurance, rent, telecommunications, consulting fees, legal and accounting fees and director fees.  Corporate departments include executive committee, treasury, finance and accounting, human resources, technology, corporate relations, legal, sales, operations, purchasing, programming and centralized news.  The increase in corporate general and administrative costs primarily related to an increase of $0.7 million for the launch of our centralized news and weather format as well as the centralization of our promotions and programming operations, offset by decreases of $0.2 million in miscellaneous expense.

Interest expense increased to $33.4 million for the three months ended September 30, 2003 from $30.4 million for the three months ended September 30, 2002, or 9.9%.  The increase in interest expense resulted from the redemption of the HYTOPS, which was funded with indebtedness offset by refinancing of indebtedness at lower interest rates during July 2002, November 2002, December 2002 and May 2003 and an overall lower interest rate environment.  Subsidiary trust minority interest expense for the three months ended September 30, 2003 has been eliminated as a result of the HYTOPS redemption in June 2003, compared to $0.6 million for the three months ended September 30, 2002.

Our income tax provision was $11.1 million for the three months ended September 30, 2003, compared to an income tax provision of $2.9 million for the three months ended September 30, 2002.  Our effective tax rate increased to a provision of 63.2% for the three months ended September 30, 2003 from a provision of 10.9% for the three months ended September 30, 2002.  Our tax rate increased primarily because we reported net income for the three months ended September 30, 2003 compared to a net loss for the three months ended September 30, 2002.

Nine Months Ended September 30, 2003 and 2002

Net loss available to common shareholders for the nine months ended September 30, 2003 was $2.0 million, or $(0.02) per share, compared to a net loss of $598.4 million, or $(7.02) per common share for the nine months ended September 30, 2002.  The primary reason for the reduction in the net loss was the adoption of SFAS No. 142,  “Goodwill and Other Intangible Assets” during the first quarter of 2002.  As a result of adopting SFAS No. 142, we recorded an impairment charge of $566.4 million, related to our broadcast licenses and goodwill, which was reflected as a cumulative effect of a change in accounting principle in our consolidated statement of operations, net of related tax benefit of $30.4 million during the first quarter of 2002.  This was a non-cash charge which had no effect on our liquidity or capital resources currently or prospectively.  (For further explanation, please refer to our Form 10-K, as amended, for the fiscal year ended December 31, 2002, under Note 1 in our consolidated financial statements, Summary of Significant Accounting Policies, Recent Accounting Pronouncements and under Risk Factors captioned, “We have lost money in three of the past five years and may continue to do so”).

Net broadcast revenues increased to $488.7 million for the nine months ended September 30, 2003 from $481.1 million for the nine months ended September 30, 2002, or 1.6%.  During the nine months ended September 30, 2003, we had decreased revenue due to cyclical or non-recurring events as follows:  $2.2 million related to the war in Iraq, $7.7 million related to political advertising, and $1.6 million related to the Super Bowl.  From a revenue category standpoint, the nine months ended September 30, 2003 was positively impacted by higher advertising revenues generated from the automotive, services, schools, restaurants, home products and paid programming sectors, offset by decreases in political, soft drinks, movies and fast food sectors.

During the nine months ended September 30, 2003, national revenues decreased to $186.6 million, or 2.9% from $192.2 million during the same period last year.  National political revenues decreased $6.1 million, or 3.2%.  During the nine months ended September 30, 2003, local revenues increased to $279.5 million, or 4.4% from $267.7 million during the same period last year.  Local political revenues decreased $1.5 million, or 68.5%, offsetting 0.6% of the increase in total local revenues.  The decrease in political revenues was primarily the result of several elections held during the 2002 period, as compared to the same period in 2003.

National revenues, excluding political revenues, increased $0.6 million to $184.5 million, or 0.3%, during the nine months ended September 30, 2003 from $183.9 million for the same period last year.  Local revenues, excluding political revenues, increased $13.4 million to $278.8 million, or 5.1%, during the nine months ended September 30, 2003 from $265.4 million for the same period last year.  The increase in national revenues was primarily due to an improving advertising market, offset by lower spending in the soft drink and movie sectors.  The increase in local revenues is related to our continued focus on local sales and our direct mail conversion initiative which generated increased revenues of $11.0 million during the nine months ended September 30, 2003, as compared to the same period last year.

From a network affiliate perspective, broadcast revenue from time sales at our FOX affiliates, which represented 37.6% of the total, remained flat for the nine months ended September 30, 2003 as compared to the same period of 2002.  The network affiliations that experienced the largest revenue growth for the nine months ended September 30, 2003 were UPN and WB affiliates, which increased 11.0% and 4.3%, respectively, compared with the nine months ended September 30, 2002.  Our ABC affiliates experienced revenue growth of 0.2% primarily due to the Super Bowl for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002.  Excluding the loss of political dollars of $2.7 million, ABC affiliates would have experienced a growth of 3.9%.  Our NBC affiliates experienced an increase in revenue of 0.7% despite the loss of political and Olympic dollars of $0.7 million and $1.0 million, respectively, and our CBS affiliates experienced a decrease of 5.0% primarily due to a $2.2 million loss in political revenues for the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002.

During the nine months ended September 30, 2003, other operating divisions’ revenue that related to software development and consulting increased by $0.2 million to $3.5 million, or 6.1%, from $3.3 million for the same period last year.  Other operating divisions’ revenue related to our interest in Acrodyne increased by $7.5 million because beginning January 1, 2003, we commenced consolidating the financial statements of Acrodyne and discontinued accounting for the investments under the equity method of accounting.  Other operating divisions’ expenses increased by $6.9 million, of which $8.3 million resulted from the consolidation of Acrodyne, offset by a decrease in general and administrative costs of $1.4 million for our software development and consulting division, primarily related to the consolidation from three offices to one office and continued focus on cost reduction, for the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002.

Station production expenses were $108.0 million for the nine months ended September 30, 2003 compared to $103.4 million for the nine months ended September 30, 2002, an increase of $4.6 million, or 4.4%.  The increase in station production costs primarily related to an increase in promotion costs of $3.3 million during the February 2003 sweeps compared to February 2002, when we reduced our spending due to direct competition from the Olympics, offset by decreased promotion costs of $0.1 million related to decreased spending for the Baltimore, Pittsburgh and Columbus markets in second quarter 2003 and $0.2 million in Nashville, Cincinnati and Las Vegas markets in third quarter 2003.  We also experienced increases in rating service fees of $1.1 million related to new contracts for eleven stations and increases in engineering costs of $0.5 million related to the addition of our WNAB-TV outsourcing agreement during the second quarter of 2002 and increased electricity costs related to digital TV of $0.3 million.  These increases were offset by a decrease in ABC affiliate fees of $0.4 million, a decrease in programming and production costs of $0.3 million related to our outsourcing and LMA agreements, a decrease in news cost of $0.2 million related to outsourcing agreements offset by increased spending of $0.9 million for the news expansions in our Tampa, Flint, Milwaukee, Birmingham and Greensboro markets, and a decrease in music license fees of $0.3 million.

Station selling, general and administrative expenses were $108.3 million for the nine months ended September 30, 2003 compared to $105.4 million for the nine months ended September 30, 2002, an increase of $2.9 million, or 2.8%. We experienced increases in direct mail marketing campaign costs of $2.6 million, sales expense for the addition of our WNAB-TV outsourcing agreement of $0.5 million, an increase in sales compensation costs of $2.3 million, legal fees of $0.5 million, and in miscellaneous general and administrative costs of $0.1 million.  These increases were offset by a decrease in selling, general and administrative expenses related to a reduction in bad debt expense of $1.8 million, vacation expense of $0.4 million, reduced expenses for Cunningham of $0.6 million, and reduced trade expense of $0.3 million.

Depreciation and amortization decreased $10.1 million to $127.9 million for the nine months ended September 30, 2003 from $138.0 million for the nine months ended September 30, 2002.  The decrease in depreciation and amortization for the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002 was related to a decrease in amortization of $14.4 million related to our program contract costs and NRV adjustments as a result of a lower cost of additions of new programming during 2003 as compared to 2002 and a decrease in NRV adjustments, offset by an increase in fixed asset depreciation of $4.3 million related to our property additions, primarily resulting from our digital television conversion and centralized news and weather project.

Corporate general and administrative expenses increased $3.1 million to $17.8 million for the nine months ended September 30, 2003 from $14.7 million for the nine months ended September 30, 2002, or 21.1%. Corporate general and administrative expense represents the cost to operate our corporate headquarters location.  Such costs include corporate departmental salaries, bonuses and fringe benefits, directors and officers’ liability insurance, rent, telecommunications, consulting fees, legal and accounting fees and director fees.  Corporate departments include executive committee, treasury, finance and accounting, human resources, technology, corporate relations, legal, sales, operations, purchasing, programming and centralized news.  The increase in corporate general and administrative expenses primarily relates to an increase of $2.5 million for the launch of our centralized news and weather format as well as the centralization of our promotion and programming operations, increased costs for telecommunications related to upgrades of $0.3 million, and increased insurance costs of $0.3 million.

Interest expense decreased to $94.8 million for the nine months ended September 30, 2003 from $96.4 million for the nine months ended September 30, 2002, or 1.7%.  The decrease in interest expense resulted from the financing of indebtedness at lower interest rates during July 2002, November 2002, December 2002 and May 2003, and an overall lower interest rate environment, offset by higher interest expense from the redemption of HYTOPS.  Subsidiary trust minority interest expense decreased to $11.2 million for the nine months ended September 30, 2003 from $17.9 million for the nine months ended September 30, 2002, or 37.4%, as a result of the redemption of HYTOPS in June of 2003.

Our income tax provision was $10.0 million for the nine months ended September 30, 2003 compared to an income tax benefit of $0.2 million for the nine months ended September 30, 2002.  Our effective tax rate increased to a provision of 63.3% for the nine months ended September 30, 2003 from a benefit of 0.5% for the nine months ended September 30, 2002.  Our tax rate increased primarily because we reported net income for the nine months ended September 30, 2003, compared to a net loss for the nine months ended September 30, 2002.  Additionally, the increase in the effective tax rate includes the treatment of intercompany dividend related to HYTOPS in a quarter in which we did not experience earnings or profits.  For a detailed discussion of the treatment of the HYTOPS and earnings and profits, please refer to Note (a) in Footnote 6 to the financial statements found in the KDSM, Inc. Form 10-K for the fiscal year ended December 31, 2002, as filed with the United States Securities and Exchange Commission.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operations and availability under our 2002 Bank Credit Agreement, which consists of a term loan facility and a revolving credit facility.  As of September 30, 2003, we had $12.9 million in cash balances and working capital of approximately $2.2 million.  As of September 30, 2003, we had borrowed $485.9 million on the Term Loan B Facility.  The balance available under the revolving credit facility was $225.0 million at September 30, 2003.  Our borrowing capacity is determined based on pro forma trailing cash flow levels as defined in our Bank Credit Agreement.  Based on pro forma trailing cash flow levels for the twelve months ended September 30, 2003, we had $381.8 million of borrowing capacity, including $225.0 million of capacity available under the revolving credit facility.

During May 2003, we completed a private placement of $150.0 million aggregate principal amount of 4.875% Convertible Senior Subordinated Notes due 2018 (Convertible Notes).  The Convertible Notes were issued at par, mature on July 15, 2018, and have the following characteristics:

•                  The notes are convertible into shares of our Class A common stock at the option of the holder upon certain circumstances.  The conversion price is $22.37 until March 31, 2011 at which time the conversion price increases quarterly until reaching $28.07 on July 15, 2018.

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

•                  Under certain circumstances, we will pay contingent cash interest to the holders of the Convertible Notes during any six month period from January 15 to July 14 and from July 15 to January 14, commencing with the six month period beginning January 15, 2011.  This contingent interest feature is an embedded derivative which had a negligible fair value as of September 30, 2003.

We used the net proceeds from this private placement, along with the net proceeds from the issuance of $100.0 million of 8% Senior Subordinated Notes due 2012, to finance the redemption of the 11.625% High Yield Trust Originated Preferred Securities due 2009, to repay debt outstanding under our bank credit agreement and for general corporate purposes.  Net costs associated with the offering totaled $4.7million.  These costs were capitalized and are being amortized as interest expense over the term of the Convertible Notes.

On May 29, 2003, we completed a private placement of $100.0 million aggregate principal amount of Senior Subordinated Notes, which was an add-on issuance under the indenture relating to our 8% Senior Subordinated Notes due 2012.  The Senior Subordinated Notes were issued at a price of $105.3359 plus accrued interest from March 15, 2003 to May 28, 2003, yielding a rate of 7.00%.  We used the net proceeds, along with the net proceeds received in connection with our issuance of the Convertible Notes, to finance the redemption of the 11.625% High Yield Trust Originated Preferred Securities due 2009 and for general corporate purposes.  Net costs associated with the offering totaled $1.4 million.  These costs were capitalized and are being amortized to interest expense over the term of the Senior Subordinated Notes.

On June 20, 2003, we redeemed the $200.0 million aggregate principal amount of the 11.625% HYTOPS, plus the associated 4.65% call premium and accrued interest thereon.  The redemption occurred through the issuance of the 8% Senior Subordinated Notes due 2012 and the Convertible Notes.  We recognized a loss on debt extinguishment of $15.2 million consisting of a $9.3 million call premium, a write-off of the previous debt acquisition costs of $3.7 million and consideration and other fees of $2.2 million.

We hold an interest rate swap agreement that has a notional amount of $575 million with a financial institution.  That agreement expires on June 5, 2006.  During June 2003, we assigned $200 million of the notional amount to a second financial institution.  The instrument with a notional amount of $375 million contains a European style (that is, exercisable only on the expiration date) termination option and can be terminated partially or in full by the counterparty on June 3, 2004 and June 3, 2005 at its fair market value.   We estimate the fair market value of that agreement at September 30, 2003 to be $41.2 million based on a quotation from the counterparty and this amount is reflected as a component of other long-term liabilities on our consolidated balance sheet as of September 30, 2003.  If the counterparty chooses to partially or fully exercise their option to terminate the agreement, we will fund the payment from cash generated from our operating activities and/or borrowings under our bank credit agreement.

On April 19, 2002, we filed a $350.0 million universal shelf registration statement with the Securities and Exchange Commission, which will permit us to offer and sell various types of securities from time to time.  Offered securities include common stock, debt securities, preferred stock, depositary shares or any combination thereof in amounts prices and on terms to be announced when the securities are offered.  If we determine it is in our best interest to offer any such securities, we intend to use the proceeds for general corporate purposes, including, but not limited to, the reduction or refinancing of debt or other obligations, acquisitions, capital expenditures and working capital.

Net cash flows from operating activities were $113.9 million for the nine months ended September 30, 2003 as compared to net cash flows from operating activities of $120.5 million for the nine months ended September 30, 2002.  We received income tax refunds net of payments of $36.7 million for the nine months ended September 30, 2003 as compared to income tax refunds net of payments of $43.1 million for the nine months ended September 30, 2002.  We made interest payments on outstanding indebtedness and payments for subsidiary trust minority interest expense totaling $96.5 million during the nine months ended September 30, 2003 as compared to $99.5 million for the nine months ended September 30, 2002.  The decrease in interest payments for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002 resulted from the refinancing of indebtedness at lower interest rates during July 2002, November 2002, December 2002 and May 2003, a decrease in the payments for subsidiary trust minority interest expense related to the redemption of HYTOPS and an overall lower interest rate environment.

Net cash flows used in investing activities were $77.0 million for the nine months ended September 30, 2003 as compared to net cash flows from investing activities of $95.0 million for the nine months ended September 30, 2002.  The increase in net cash flows used in investing activity was primarily due to the payment of an $18.0 million non-refundable deposit against the purchase price of the put or call option on the non-license assets of WNAB-TV, equity investment contributions of $4.6 million and payments relating to property and equipment expenditures of $54.5 million for the nine months ended September 30, 2003 compared to a payment of $21.1 million for the acquisition of broadcast license assets, equity investment contributions of $5.4 million, acquisition of property and equipment of $40.7 million, offset by a repayment of a note receivable of $30.3 million related to our license acquisitions and proceeds of $124.5 million from the sale of our television station WTTV-TV for the nine months ended September 30, 2002.  The equipment expenditures consisted of $23.3 million related to our conversion to digital television, $21.9 million related to the rollout of our centralized weather and news operations and $9.3 million of other capital expenditures.  We funded these investments with cash generated from operating activities and borrowings under our 2002 bank credit agreement revolving credit facility.

We expect that expenditures for property and equipment will increase for the year ended December 31, 2003 over prior years as a result of costs related to our conversion to digital television and our News Central initiative.  We anticipate that future requirements for capital expenditures for the year ended December 31, 2003 will include $8.7 million in costs related to conversion to digital television, $5.1 million for the rollout of our news expansion program and $2.7 million of capital expenditures incurred during the ordinary course of business.  We anticipate that future requirements for capital expenditures for the year ended December 31, 2004 will include $18.0 million in costs related to conversion to digital television, $4.0 million for rollout of our news expansion program, $8.0 million for building and tower projects, and $10.0 million of capital expenditures incurred during the ordinary course of business.  We may also incur additional expenditures related to strategic station acquisitions and equity investments, if suitable investments can be identified on acceptable terms.  We expect to fund such expenditures with cash generated from operating activities, funding from our 2002 Bank Credit Agreement Revolving Credit Facility or issuance of securities pursuant to our universal shelf registration statement described above.

Net cash flows used in financing activities were $29.3 million for the nine months ended September 30, 2003 compared to net cash flows used in financing activities of $203.6 million for the nine months ended September 30, 2002.  During the nine months ended September 30, 2003, we borrowed a net of $189.2 million, whereas in the comparable period in 2002, we repaid a net of $189.0 million in indebtedness.  We incurred deferred financing costs of $7.3 million related to the add-on issuance of our 8% Senior Subordinated Notes and issuance of our Convertible Notes, we redeemed $200.0 million aggregate principal amount of the 11.625% HYTOPS utilizing $209.0 million from the net borrowings for the HYTOPS principal and call premium, and we repurchased $1.5 million of our Class A common stock for the nine months ended September 30, 2003.  In comparison, during the nine months ended September 30, 2002, we paid deferred financing costs of $6.9 million.  For the nine months ended September 30, 2003 and 2002 we paid quarterly dividends of $7.8 million on our Series D Preferred Stock.  We expect to incur these dividend payments in each of our future quarters and expect to fund these dividends with cash generated from operating activities and borrowings under our 2002 bank credit agreement revolving credit facility.

WTTV Disposition

On April 18, 2002, we entered into an agreement to sell the television station WTTV-TV in Bloomington, Indiana and its satellite station WTTK-TV in Kokomo, Indiana to a third party.  On July 24, 3003, WTTV-TV had net assets and liabilities held for sale of $108.8 million as we completed such sale for $124.5 million and recognized a gain, net of taxes of $7.5 million, which was used to pay down indebtedness.  The operating results of WTTV-TV were not included in our consolidated results of continuing operations for the period ended September 30, 2002.  We recorded a net loss from discontinued operations of $0.2 million and $0.4 million for the three and nine months ended September 30, 2002.  We applied accounting for the disposal of long-lived assets in accordance with SFAS No. 144 as of January 1, 2002.

Acrodyne Acquisition

On January 1, 2003, we forgave indebtedness owed to us by Acrodyne in the aggregate amount of $9.0 million in exchange for 20.3 million additional shares of Acrodyne common stock.  The terms of the agreement also committed us to an additional investment of $1.0 million, which we funded on January 1, 2003.  As a result of the agreement, we own an 82.4% interest in Acrodyne and beginning on January 1, 2003, we have consolidated the financial statements of Acrodyne Communications, Inc., and discontinued accounting for the investment under the equity method of accounting.

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

On November 15, 1999, we entered into five separate plans and agreements of merger, pursuant to which we would acquire through merger with subsidiaries of Cunningham, television broadcast stations WABM-TV, Birmingham, Alabama, KRRT-TV, San Antonio, Texas, WVTV-TV, Milwaukee, Wisconsin, WRDC-TV, Raleigh, North Carolina and WBSC-TV (formerly WFBC-TV), Anderson, South Carolina.  The consideration for these mergers was the issuance to Cunningham of shares of our Class A Common voting stock.  In December 2001, we received FCC approval on all the transactions except WBSC-TV.  Accordingly, on February 1, 2002, we closed on the purchase of the FCC license and related assets of WABM-TV, KRRT-TV, WVTV-TV, and WRDC-TV.  The total value of the shares issued in consideration for the approved mergers was $7.7 million.  We have filed a petition for reconsideration with the FCC to reconsider its denial of the acquisition of WBSC-TV and recently amended our application to acquire WBSC.  In addition, we recently filed applications with the FCC to acquire the following six Cunningham broadcast stations:  WRGT-TV, in Dayton Ohio, WTAT-TV, in Charleston, South Carolina, WVAH-TV, in Charleston, West Virginia, WNUV-TV, in Baltimore, Maryland, and WTTE-TV, in Columbus, Ohio.

WNAB Options

We have entered into an agreement with a third party to purchase certain license and non-license television broadcast assets of WNAB-TV at our option (the call option) and additionally, the third party may require us to purchase these license and non-license broadcast assets at the option of the third party (the put option).  On January 2, 2003, we made an $18.0 million non-refundable deposit against the purchase price of the put or call option on the non-license assets in return for a reduction of $0.1 million in our profit sharing arrangements.  Under current law, we have no right to buy WNAB-TV.  If or when the put option becomes exercisable, and if the current law has not changed, we may assign our option to an eligible buyer.  There can be no assurance that we will find an eligible buyer or recover our commitment.  Upon exercise, we may settle the call or put options entirely in cash, or at our option, we may put up one-half of the purchase price by issuing additional shares of our Class A common stock.  The call and put option exercise prices vary depending upon the exercise dates and have been adjusted for the deposit.  The license asset call option exercise price is $5.0 million prior to March 31, 2005, $5.6 million from March 31, 2005 until March 31, 2006 and $6.2 million after March 31, 2006.  The non-license asset call option exercise price is $8.3 million prior to March 31, 2005, $12.6 million from March 31, 2005 until March 31, 2006 and $16.0 million after March 31, 2006.  The license asset put option price is $5.4 million from July 1, 2005 to July 31, 2005, $5.9 million from July 1, 2006 to July 31, 2006 and $6.3 million from July 1, 2007 to July 31, 2007.  The non-license asset put option price is $7.9 million from July 1, 2005 to July 31, 2005, $12.4 million from July 1, 2006 to July 31, 2006 and $16.0 million from July 1, 2007 to July 31, 2007.

Seasonality/Cyclicality

Our results are usually subject to seasonal fluctuations, which usually cause fourth quarter operating income to be greater than first, second and third quarter operating income.  This seasonality is primarily attributable to increased expenditures by advertisers in anticipation of the holiday season spending and an increase in viewership during this period.  In addition, revenues from political advertising and the Olympics are higher in even numbered years.

Summary Disclosures About Contractual Cash Obligations and Commercial Commitments

The following tables reflect a summary of our contractual cash obligations and other commercial commitments as of September 30, 2003:

PAYMENTS DUE BY YEAR

(amounts in thousands)

	2003	2004	2005	2006 and thereafter	Total
Notes payable, capital leases and commercial bank financing (1)	$15,609	$66,187	$67,438	$2,014,314	$2,163,548
Notes and capital leases payable to affiliates	1,964	6,644	7,580	33,843	50,031
Fixed rate derivative instrument	11,725	36,078	36,077	15,634	99,514
Operating leases	1,274	2,958	2,495	15,266	21,993
Employment contracts	3,247	4,750	1,693	166	9,856
Film liability - active	53,109	89,346	57,669	33,438	233,562
Film liability - future (2)	591	8,521	20,143	55,288	84,543
Programming services	6,320	14,577	2,796	2,453	26,146
Maintenance and support	2,012	3,397	1,814	1,695	8,918
Other operating contracts	830	3,036	1,818	4,003	9,687
Total contractual cash obligations	$96,681	$235,494	$199,523	$2,176,100	$2,707,191

	2003	2004	2005	2006 and thereafter	Total Amounts Committed
Other Commercial Commitments:
Letters of credit	$—	$82	$82	$816	$980
Guarantees	29	119	122	31	301
Investments (3)	9,045	—	—	—	9,045
Network affiliation agreements	3,162	12,810	7,423	3,766	27,161
Purchase options (4)	—	—	13,250	9,000	22,250
LMA and outsourcing agreements (5)	1,826	7,304	4,817	6,649	20,596
Total other commercial commitments	$14,062	$20,315	$25,694	$20,262	$80,333

(1)          Only includes interest on fixed rate debt.

(2)          Future film liabilities reflect a license agreement for program material that is not yet available for its first showing or telecast.  Per SFAS No 63, Financial Reporting for Broadcasters, an asset and a liability for the rights acquired and obligations incurred under a license agreement are reported on the balance sheet when the cost of each program is known or reasonably determinable, the program material has been accepted by the licensee in accordance with the conditions of the license agreement and the program is available for its first showing or telecast.

(3)          Commitments to contribute capital to Allegiance Capital, LP and Sterling Ventures Partners, LP.

(4)          We have entered into an agreement with a third party whereby the third party may require us to purchase certain license and non-license broadcast assets of WNAB-TV at the option of the third party, no earlier than July 1, 2005.  The contractual commitment for 2006 and thereafter represents the increase in purchase option price should the exercise occur in 2006 or 2007.

(5)          Certain LMAs require us to reimburse the license owner their operating costs.  Certain outsourcing agreements require us to pay a fee to another station for providing non-programming services.  The amount will vary each month and, accordingly, these amounts were estimated through the date of the agreements’ expiration based on historical cost experience.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51 (FIN 46).  FIN 46 introduces the variable interest consolidation model, which determines control and consolidation based on potential variability in gains and losses of the entity being evaluated for consolidation.  On October 8, 2003, the FASB delayed the effective date of FIN 46 for certain variable interest entities until the first interim period ending after December 15, 2003. We have determined that the unrelated third-party owner of WNAB-TV in Nashville is a variable interest entity (VIE) and that we are the primary beneficiary of the variable interests as a result of the terms of our outsourcing agreement, put options and call options. As a result, we will be required to consolidate the assets and liabilities of WNAB-TV at their fair market values as of December 31, 2003 and we are currently assessing the impact of consolidating WNAB-TV on our results of operations.  We have not completed our analysis at this time.  We made payments to the unrelated third party owner of WNAB-TV of $0.03 million and $0.07 million related to our outsourcing agreement for the three months ended September 30, 2003 and September 30, 2002, respectively and $1.1 million and $0.8 million for the nine months ended September 30, 2003 and September 30, 2002, respectively.  On January 2, 2003, we made an $18.0 million non-refundable deposit against the purchase price of the put or call option on the non-license assets.  We believe that our maximum exposure to loss as a result of our involvement with WNAB-TV consists of the fees that we pay related to the outsourcing agreement as well as any payments that we would be required to make under the put options held by the current owner related to the license and non-license assets.  - See WNAB Options.

We have determined that Cunningham Broadcasting Corporation (Cunningham) is a VIE and that we are the primary beneficiary of the variable interests.  We already consolidate Cunningham, therefore, the implementation of FIN 46 will not have a material effect on our financial statements with respect to our variable interest in Cunningham. We made LMA payments to Cunningham of $1.2 million for the three months ended September 30, 2003 and September 30, 2002 and $3.9 million for the nine months ended September 30, 2003 and September 30, 2002.  We received payments from Cunningham of $0.1 million for the three months ended September 30, 2003 and September 30, 2002, respectively and $0.3 million and $0.2 million for the nine months ended September 30, 2003 and September 30, 2002, respectively. We believe that our maximum exposure to loss as a result of our involvement with Cunningham consists of the fees that we pay related to the LMA agreements as well as payments that we would make as a result of exercising our option to acquire Cunningham, which provides for an option exercise price based on a formula that provides a 10% annual return to Cunningham.

We adopted Statement of Financial Accounting Standard (SFAS) No. 145, Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No,. 13 and Technical Corrections on January 1, 2003.  SFAS No. 145 requires us to record gains and losses on extinguishment of debt as a component of income from continuing operations rather than as an extraordinary item, and we have reclassified such items for all periods presented.  There are other provisions contained in SFAS No. 145 that we do not expect to have a material effect on our financial statements.  For the three months ended September 30, 2002, net loss from continuing operations increased to $29.2 million from $25.0 million and the related loss per share increased to $0.37 per share from $0.32 per share after we reclassified our extraordinary item.  For the nine months ended September 30, 2002, net loss from continuing operations increased to $32.1 million from $27.2 million and the related loss per share increased to $0.47 per share from $0.41 per share after we reclassified our extraordinary item.

We adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities on January 1, 2003.  SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies the Emerging Issues Task Force (EITF) issue No. 94-3, Liability Recognition of Certain Employee Termination Benefits and Other Costs to Exit an Activity.  The primary difference between SFAS No 146 and EITF 94-3 concerns the timing of liability recognition.  The adoption of SFAS No. 146 did not have a material effect on our financial statements.

As of December 2002, we adopted SFAS No. 148, Accounting for Stock-Based Compensation-Transaction and Disclosure, an Amendment of FASB No. 123.  SFAS No. 148 revises the methods permitted by SFAS No. 123 of measuring compensation expense for stock-based employee compensation plans.  We use the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, as permitted under SFAS No. 123.  Therefore, this did not have a material effect on our financial statements.  SFAS No. 148 requires us to disclose pro forma information related to stock based compensation, in accordance with SFAS No. 123, on a quarterly basis in addition to the current annual basis disclosure.

We adopted SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets on January 1, 2002.  As a result of adopting SFAS No. 144, we reported the results of operations of WTTV-TV as discontinued operations in the accompanying statements of operations.  Discontinued operations have not been segregated in the Statement of Consolidated Cash Flows and, therefore, amounts for certain captions will not agree with the accompanying consolidated statements of operations.  See Note 2 - Acquisitions and Dispositions.

In January 2003, the Emerging Issues Task Force (EITF) issued EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables.  EITF 00-21 addresses determination of whether an arrangement involving multiple deliverables contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement.  EITF 00-21 does not otherwise change the applicable revenue recognition criteria.  EITF 00-21 is effective for revenue arrangements entered in fiscal periods beginning after June 15, 2003.  We adopted EITF 00-21 on July 1, 2003 and have determined that certain of our direct mail agreements constitute revenue arrangements with multiple deliverables that contain more than one unit of accounting. Consequently, we allocate the consideration that we receive for certain of these agreements between television accounting units and direct mail accounting units and we recognize the revenue and related expenses when the television spots are aired and when the direct mail pieces are mailed. As a result of adopting EITF 00-21, we have deferred $0.9 million of revenue and $0.7 million of expenses related to direct mail pieces which will not be mailed until the quarter ended December 31, 2003.

Risk Factors

The following sections entitled Changes in the Rules on Television Ownership, Local Marketing Agreements, Joint Sales or Outsourcing Agreements, Affiliation Agreements and Digital Television represent an update to these Risk Factors as contained in our Form 10-K, as amended, for the year ended December 31, 2002.

Changes in the Rules on Television Ownership

The FCC recently adopted new broadcasting ownership rules.  The new rules, among other things:

•                  increase the number of stations a group may own nationally by increasing the audience reach cap from 35% to 45%;

•                  increase the number of stations an entity can own or control in many local markets, subject to restrictions including the number of stations an entity can own or control which are ranked among the top four in their designated market area (DMA);

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

The new rules have yet to take effect as a result of numerous legal challenges, including one filed by Sinclair.  If these rules become law, broadcast television owners would be permitted to own more television stations, both locally and nationally, potentially affecting our competitive position.  The Third Circuit Court of Appeals stayed the application of the new rules and is currently examining them. Oral argument in the Third Circuit regarding the legality of the new rules is currently scheduled for February 11, 2004.  During its review, the Third Circuit ordered the FCC to continue to apply the FCC’s prior ownership rules, which were previously remanded to the FCC by the D.C. Circuit Court of Appeals with an order to justify the rules.  As a result of the FCC’s position in its response to this remand that the old rules could not be justified as necessary in the public interest, Sinclair believes an issue exists as to whether the FCC is legally permitted to enforce its prior rules. In addition to the Third Circuit review, Congress is considering legislation to further revise the new ownership rules.

Local Marketing Agreements

Certain of our stations have entered into what have commonly been referred to as location marketing agreements or LMAs.  One typical type of LMA is a programming agreement between two separately owned television stations serving the same market, whereby the licensee of one station programs substantial portions of the broadcast day and sells advertising time during such program segments on the other licensee’s station subject to the ultimate editorial and other controls being exercised by the latter licensee.  We believe these arrangements allow us to reduce our operating expenses and enhance profitability.  Although under the new FCC ownership rules, we would be allowed to continue to program most of the stations with which we have an LMA, in the absence of a waiver, the new rules would require us to terminate or modify three of our LMAs in markets where both the stations we own and the station with which we have an LMA are ranked among the top four stations in their particular DMA.  The FCC’s new ownership rules include specific provisions permitting waivers of this “top four restriction.”  Although there can be no assurances, we have studied the application of the new rules to our markets and believe we are qualified for waivers.  As discussed above in Changes in the Rules on Television Ownership, because the effectiveness of the new rules has been stayed and the FCC concluded the old rules could not be justified as necessary to the public interest, an issue exists regarding whether the FCC has any current legal right to enforce any rules prohibiting the acquisition of television stations.  If we are required to terminate or modify our LMAs, our business could be affected in the following ways:

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

The FCC requires the owner/licensee of a station to maintain independent control over the programming and operations of the station.  As a result, the owners/licensees of those stations with which we have LMAs or outsourcing agreements can exert their control in ways that may counter our interests, including the right to preempt or terminate programming in certain instances.  The preemption and termination rights cause some uncertainty as to whether we will be able to air all of the programming that we have purchased, and therefore, uncertainty about the advertising revenue that we will receive from such programming.  In addition, if the FCC determines that the owner/licensee is not exercising sufficient control, it may penalize the owner/licensee by a fine, revocation of the license for the station or a denial of the renewal of that license.  Any one of these scenarios might result in a reduction of our cash flow and an increase in our operating costs or margins, especially the revocation of or denial of renewal of a license.  In addition, penalties might also affect our qualifications to hold FCC licenses and thus put those licenses at risk.

Joint Sales or Outsourcing Agreements

Under the pending broadcast ownership rules, radio station joint sales agreements or JSAs (agreements which typically authorize a station to sell advertising time on another station in return for a fee) are attributable and must be terminated within two years of the effective date of the rules, unless the station providing the services can otherwise own the station under the new multiple ownership rules.  While television JSAs are not currently attributable, the FCC has announced that it intends to issue a notice of proposed rulemaking to seek comments on whether or not to make television JSAs attributable as well.  Certain of our television stations have entered into outsourcing agreements pursuant to which either one of our stations provides certain non-programming services (including sales services) to another station in the market or another in-market station provides such services to one of our stations  If these agreements are deemed to be similar to JSAs, and if television JSAs become attributable, we could be required to terminate our existing outsourcing agreements within a specified time period after the effective date of the FCC’s decision.

Affiliation Agreements

Sixty of  the 62 television stations that we own and operate or to which we provide programming services or sales services, currently operate as affiliates of FOX (20 stations), WB (19 stations), ABC (8 stations), NBC (4 stations), UPN (6 stations) and CBS (3 stations).  The remaining two stations are independent.  The networks produce and distribute programming in exchange for each station’s commitment to air the programming at specified times and for commercial announcement time during the programming.  In addition, networks other than FOX generally pay each station with an affiliation agreement a fee for each network-sponsored program broadcast by the station, or fees for entering into the affiliation agreement.  In some markets we pay certain fees if we have certain ratings successes.

The NBC affiliation agreements with WICS/WICD (Champaign/Springfield, Illinois) and WKEF-TV (Dayton, Ohio) were scheduled to expire on April 1, 2003.  On March 27, 2003, we extended the term of those agreements to April 1, 2004.

The affiliation agreements of three ABC stations (WEAR-TV in Pensacola, Florida, WCHS-TV in Charleston, West Virginia, and WXLV-TV in Greensboro/Winston-Salem, North Carolina) have expired.  We continue to operate these stations as ABC affiliates and we do not believe ABC has any current plans to terminate the affiliation agreements with any of these stations.

If we do not enter into affiliation agreements to replace expired or expiring agreements, we may no longer be able to carry programming of the relevant network.  This loss of programming would require us to obtain replacement programming, which may involve higher costs and may not be attractive to our target audience.

Digital Television

Of the television stations that we own and operate, as of September 30, 2003, six are operating at their full digital television (DTV) power, thirty-eight are operating their DTV facilities at low power as permitted by the FCC pursuant to special temporary authority and two have pending requests to operate at low power pursuant to special temporary authority.  Six stations have applications for digital construction permits pending before the FCC, including one of the stations, which is operating at low power.  All of the Cunningham stations with which we have LMAs are operating their DTV facilities at low power pursuant to special temporary authority.  Of the other LMA stations, WTTA-TV and WDBB-TV are operating at low power pursuant to special temporary authority, WDKA-TV has been granted a modification of its special temporary authority to operate at low power, WFGX-TV has received an extension of time to construct its digital facility pending FCC action on a petition for rulemaking that it filed requesting a substitute DTV channel, and WNYS-TV has a digital application pending.

On February 19, 2003, the tower for Cunningham Station WVAH-TV in Charleston, WV was irreparably damaged in a severe ice storm.  Because the digital equipment was also destroyed in the disaster, the FCC permits this station to broadcast an analog signal only.  WVAH-TV is in the process of constructing a replacement tower, pending approval from the relevant agencies.  Once the new tower is complete, WVAH-TV will resume broadcasting a digital signal.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risk from our derivative instruments.  We enter into derivative instruments primarily for the purpose of reducing the impact of changing interest rates on our floating rate debt, and to reduce the impact of changing fair market values on our fixed assets.

Interest Rate Derivative Instruments

One of our existing interest rate swap agreements does not qualify for special hedge accounting treatment under SFAS No. 133.  As a result, the interest rate swap agreement is reflected on the balance sheet as either an asset or a liability measured at its fair value.  Changes in the fair value of this interest rate swap agreement are recognized currently in earnings.  One of our interest rate swap agreements is accounted for as a fair value hedge under SFAS No. 133, whereby changes in the fair market values are recorded as adjustments to interest expense in the relevant periods.

As of September 30, 2003, we held the following derivative instruments:

•                  An interest rate swap agreement that has a notional amount of $575 million with a financial institution. That agreement expires as of June 5, 2006.  During June 2003, we assigned $200 million of the notional amount to a second financial institution.  Both agreements expire on June 5, 2006.  These swap agreements require us to pay a fixed rate, which is set in the range of 6.25% to 7.00%, and receive a floating rate based on the three month London Interbank Offered Rate (LIBOR) (measurement and settlement is performed quarterly).  These swap agreements are reflected as a derivative obligation based on their fair value of $63.3 million and $71.4 million as a component of other long-term liabilities in the accompanying consolidated balance sheets as of September 30, 2003 and December 31, 2002, respectively.  These swap agreements do not qualify for hedge accounting treatment under SFAS No. 133; therefore, changes in their fair market values are reflected currently in earnings as gain (loss) on derivative instruments.  We incurred an unrealized gain of $9.2 million and an unrealized loss of $27.3 million during the three months ended September 30, 2003 and 2002, respectively, related to these instruments.  We incurred an unrealized gain of $8.1 million and an unrealized loss of $32.2 million during the nine months ended September 30, 2003 and 2002, respectively, related to these instruments.  The instrument with a notional amount of $375 million contains a European style (that is, exercisable only on the exercise date) termination option and can be terminated partially or in full by the counterparty on June 3, 2004 and June 3, 2005 at its fair market value.

•                  In March 2002, we entered into two interest rate swap agreements with notional amounts totaling $300 million, which expire on March 15, 2012, in which we receive a fixed rate of 8% and pay a floating rate based on LIBOR (measurement and settlement is performed quarterly).  These swaps are accounted for as a hedge of our 8% Senior Subordinated Notes in accordance with SFAS No. 133, whereby changes in the fair market value of the swaps are reflected as adjustments to the carrying amount of the debenture.  These swaps are reflected in the accompanying balance sheet as a derivative asset and as a premium on the 8% Senior Subordinated Notes based on their fair value of $33.4 million.

In November 2003, we entered into two interest rate swap agreements with notional amounts totaling $100 million, which expire March 15, 2012, in which we receive a fixed rate of 8% and pay a floating rate based on LIBOR (measurement is settled quarterly).  These swaps are accounted for as a hedge of our 8% Senior Subordinated Notes in accordance with SFAS No. 133, whereby changes in the fair market value of the swaps are reflected as adjustments to the carrying amount of the Senior Subordinated Notes.

The counterparties to these agreements are international financial institutions.  We estimate the net fair value of these instruments as of September 30, 2003 to be a liability of $38.4 million.  The fair value of the interest rate swap agreements is estimated by obtaining quotations from the financial institutions, which are a party to our derivative contracts.  The fair value is an estimate of the net amount that we would pay on September 30, 2003 if the contracts were transferred to other partied or cancelled by the counterparties or us.

During May 2003, we completed a private placement of $150.0 million aggregate principal amount of 4.875% Convertible Senior Subordinated Bonds.  See Note 7 - Notes Payable Issuances.  Under certain circumstances, we will pay contingent cash interest to the holder of the convertible notes during any six month period from January 15 to July 14 and from July 15 to January 14, commencing with the six month period beginning January 15, 2011.  The contingent interest feature is an embedded derivative which had a negligible fair value as of September 30, 2003.

Our losses resulting from prior year terminations of fixed to floating interest rate agreements are reflected as a discount on our fixed rate debt and are being amortized to interest expense through December 15, 2007, the expiration date of the terminated swap agreements.  For the three months ended September 30, 2003 and 2002, amortization of $0.1 million of the discount was recorded as interest expense for each respective period.  For the nine months ended September 30, 2003 and 2002, amortization of $0.4 million of the discount was recorded as interest expense for each respective period.

We experienced deferred net losses in prior years related to terminations of floating to fixed interest rate swap agreements.  These deferred net losses are reflected as other comprehensive loss, net of tax effect, and are being amortized to interest expense through the expiration dates of the terminated swap agreements, which have expiration dates ranging from July 9, 2001 to June 3, 2004.  For the three months ended September 30, 2003 and 2002, we amortized $0.4 million from accumulated other comprehensive loss and deferred tax asset to interest expense.  For the nine months ended September 30, 2003 and 2002, we amortized $1.3 million and $0.9 million, respectively, from accumulated other comprehensive loss and deferred tax asset to interest expense.

ITEM 4.	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this quarterly report on Form 10-Q.  In designing and evaluating the disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed or operated, can only provide reasonable assurance of achieving the desired control objective.  Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures provide us with a reasonable level of assurance of reaching our desired control objectives and are effective in timely alerting them to material information required to be included in our periodic SEC reports.  In addition, we have reviewed our internal controls and have seen no significant changes in our internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In January 2002, the Rainbow/PUSH Coalition filed an appeal of the FCC’s decision to grant a number of Sinclair applications to transfer control of television broadcast licenses to subsidiaries of Sinclair Broadcast Group, Inc. with the US Court of Appeals for the DC Circuit.  The stations affected by the appeal were WNUV-TV, WTTE-TV, WRGT-TV, WTAT-TV, WVAH-TV, KOKH-TV, KRRT-TV, WVTV-TV, WRDC-TV, WABM-TV, WBSC-TV, WCWB-TV, WLOS-TV and KABB-TV.  On June 10, 2003, a panel of the US Court of Appeals for the DC Circuit dismissed the Rainbow/PUSH Coalition’s appeal, ruling that Rainbow/PUSH did not have standing to appeal the Commission’s earlier decision.  Rainbow/PUSH filed a motion for the panel of the DC Circuit to reconsider the dismissal, which was denied by the court on September 10, 2003.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of Sinclair Broadcast Group, Inc. was held on August 7, 2003.  At the meeting, two items, as set forth in proxy statement dated June 18, 2003, were submitted to the shareholders for a vote.  In response to Proposal I, the shareholders elected for a term expiring December 31, 2003, all persons nominated for directors as set forth in our proxy statement dated June 18, 2003.  Approximately 96.45% of the eligible votes were cast.  The table below sets forth the results of the voting for nominated directors:

Election of Directors	For	Against or Withheld
David D. Smith	427,660,131	16,933,236
Frederick G. Smith	427,495,712	17,097,655
J. Duncan Smith	427,496,762	17,096,605
Robert E. Smith	427,524,126	17,069,241
Basil A. Thomas	425,252,535	19,340,832
Lawrence E. McCanna	438,921,193	5,672,174
Daniel C. Keith	438,921,993	5,671,374
Martin R. Leader	438,922,213	5,671,154

In response to Proposal II, the shareholders ratified the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2003.  The table below sets forth the results of the voting for Ernst & Young:

For	Against	Abstain
442,515,388	2,074,176	3,803

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

a)  Exhibits

Exhibit Number	Description
31.1	Certification by David D. Smith, as Chairman and Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241)

31.2	Certification by David B. Amy, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241)

32.1	Certification by David D. Smith, as Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

32.2	Certification by David B. Amy, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

b)  Reports on Form 8-K

We filed a report on Form 8-K dated July 18, 2003.  Such filing amended the Form 8-K filed May 15, 2003, whereby we filed a press release we issued on May 8, 2003, reporting our results for the quarter ended March 31, 2003.  The amendment corrects the information in that press release, which was filed as Exhibit 99.1 to the original Form 8-K, to delete all Non-GAAP measurements.

We filed a report on Form 8-K dated July 22, 2003.  Such filing included our press release (dated July 21, 2003) titled Sinclair 11.625% High Yield Trust Originated Preferred Securities due 2009 Redeemed.  No financial statements were included.

We furnished a report on Form 8-K dated August 8, 2003.  Such filing included our press release (dated August 8, 2003) titled SBG Reports Second Quarter 2003 Results.

We filed a report on Form 8-K dated September 30, 2003.  Such filing included our press release (dated September 30, 2003) titled Sinclair Completes Modified Holding Structure.  No financial statements were included.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, The Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on the 14th day of November 2003.

SINCLAIR BROADCAST GROUP, INC.

By:	/s/ David R. Bochenek
David R. Bochenek
Chief Accounting Officer / Corporate Controller

Exhibit Index

Exhibit Number	Description
31.1	Certification by David D. Smith, as Chairman and Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241)

31.2	Certification by David B. Amy, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241)

32.1	Certification by David D. Smith, as Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

32.2	Certification by David B. Amy, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)