Form 10-K
period 2003-12-31
SINCLAIR BROADCAST GROUP INC
filed 2004-02-27
CIK 912752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this report, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Based on the closing sales price of $11.62 per share as of June 30, 2003, the aggregate market value of the voting and non-voting common equity of the Registrant held by non-affiliates was approximately $536.5 million.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Act).  Yes  ☒ No  ☐

As of February 13, 2004, there were 45,891,484 shares of class A common stock, $.01 par value; 40,035,350 shares of class B common stock $.01 par value, and 3,450,000 shares of series D preferred stock, $.01 par value, convertible into 7,561,644 shares of class A common stock at a conversion price of $22.813 per share, of the registrant issued and outstanding.

Documents Incorporated by Reference – Portions of our definitive Proxy Statement relating to the 2003 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. We anticipate that our Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2003.

PART I

FORWARD-LOOKING STATEMENTS

This report includes or incorporates forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events.  These forward-looking statements are subject to risks, uncertainties and assumptions about us, including, among other things:

•      the impact of changes in national and regional economies,

•      volatility of programming costs,

•      marketplace acceptance of our direct mail initiative,

•      the effectiveness of new sales people,

•      pricing and demand fluctuations in local and national advertising,

•      the popularity of our programming and our News Central strategy,

•      successful integration of outsourcing agreements,

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

ITEM 1.  BUSINESS

We are a diversified television broadcasting company that owns, provides programming and operating services pursuant to local marketing agreements (LMAs) or provides sales services pursuant to outsourcing agreements to more television stations than all but one other commercial broadcasting group in the United States. We currently own, provide programming and operating services pursuant to LMAs or provide sales services to 62 television stations in 39 markets and for purposes of this report, these 62 stations are referred to as “our” stations (or are similarly designated). We currently have duopolies, where we own and operate two stations, in ten markets; own and operate a station and provide programming and operating services to a second station in nine markets; own a station or stations and provide or are provided sales, operational and managerial services to another station in four markets.

We broadcast free over-the-air programming to television viewing audiences in the communities we serve through our local television stations. The programming that we provide consists of network provided programs, locally and centrally produced news, syndicated local sporting events and syndicated entertainment programs. We provide network produced programming at all but two of our stations, which we re-broadcast pursuant to our agreements with the network with which the station is affiliated. We produce news at 38 stations in 31 markets, with 13 of those stations in 11 markets operating with our News Central format and five stations with a local news sharing arrangement.  We provide popular local sporting events at many of our stations by acquiring the local television broadcast rights for these events. Additionally, we purchase syndicated programming from third parties to be shown on our television stations. See Operating Strategy for more information regarding the programming that we provide.

Our primary source of revenue is the sale of commercial air time on our television stations to our advertising customers. Our objective is to meet the needs of our advertising customers by delivering large audiences in key demographics. Our strategy is to achieve this objective by providing quality local news programming and popular network and syndicated programs to our viewing audience. We attract our national television advertisers through a single national marketing representation firm, who communicates the benefits of advertising in our 39 markets to national advertisers. Our local television advertisers are attracted through the efforts of our local sales force, which encourage local advertisers to purchase airtime on our stations in order to sell their products and services to our viewing audience.

We seek to own, operate or engage in operating service agreements with multiple television stations in the markets we serve in order to increase revenues and improve margins through increased economies of scale. We have entered into LMAs in nine of our markets where, for a variety of reasons, we do not own the broadcast license related to the second station and in one market in which we do not own a television station. Under LMAs, we provide substantial portions of the broadcast programming for airing on another station in the same market as our station and sell advertising time during such program segments for that station. Our strategy for attracting viewers and advertisers for our LMA television stations is essentially the same as for our owned and operated television stations. In order to further improve our margins, we have entered into outsourcing agreements in four of our markets in which our stations are provided, or provide, various non-programming related services such as sales, operational and managerial services to or by other stations. See Operating Strategy for more information regarding our LMAs, duopolies and outsourcing agreements.

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

We underwent rapid and significant growth from 1991 to 2000, most of which occurred prior to the end of 1999. Since 1991, we have increased the number of television stations we own or provide services to from three television stations to 62 television stations. Prior to September 1999, we also owned, operated and/or programmed up to 52 radio stations in ten markets. We sold all of our interests in radio stations in 1999 and 2000.

In January 1999, we acquired approximately 35% of Acrodyne Communications, Inc. (Acrodyne), a publicly held company that manufactures UHF transmitters for the television industry. Along with this investment, Sinclair hired a team of highly qualified individuals to develop the next generation of UHF transmitters. We have assigned the rights to this technology to Acrodyne and it is manufacturing most of our transmitters. In January 2003, our ownership interest increased to 82.43% as a result of a restructuring of our investment in Acrodyne in which we forgave indebtedness of Acrodyne and invested an additional $1.0 million.

In November 1999, we acquired an 82.5% equity interest in an entity that is now known as G1440 Holdings, Inc which has since grown to 89.6%. G1440 Holdings, Inc. and its subsidiaries (G1440) provide single-source, end-to-end e-Business solutions and a number of services and products, including a homebuilder application, an immigration tracking tool application, a syndicated television program management and scheduling application and a procurement application.

We are a Maryland corporation formed in 1986. Our principal offices are located at 10706 Beaver Dam Road, Hunt Valley, MD 21030. Our telephone number is (410) 568-1500 and our website address is www.sbgi.net.

TELEVISION BROADCASTING

Markets and Stations

We own and operate, provide programming services to, provide sales services to or have agreed to acquire the following television stations:

Market	Market Rank (a)	Stations	Status (b)	Channel	Affiliation	Number of Commercial Stations in the Market (c)	Station Rank (d)	Digital Broadcast Status (e)	Expiration Date of FCC License
Tampa, Florida	13	WTTA	LMA	38	WB	9	6	D	2/01/05
Minneapolis/St. Paul, Minnesota	14	KMWB	O&O	23	WB	7	6	D	4/01/06
Sacramento, California	19	KOVR	O&O	13	CBS	7	2	D	12/01/06
St. Louis, Missouri	21	KDNL	O&O	30	ABC	7	4	D	2/01/06
Pittsburgh, Pennsylvania	22	WPGH WCWB	O&O O&O	53 22	FOX WB	8	4 5	D D	8/01/07 8/01/07
Baltimore, Maryland	23	WBFF WNUV	O&O LMA (f)	45 54	FOX WB	6	4 5	D D	10/01/04 10/01/04
Raleigh-Durham, North Carolina	29	WLFL WRDC	O&O O&O	22 28	WB UPN	7	6 5	D D	12/01/04 12/01/04
Nashville, Tennessee	30	WZTV WUXP WNAB	O&O O&O OSA(g)	17 30 58	FOX UPN WB	8	4 5 6	D D D	8/01/05 8/01/05 8/01/05
Kansas City, Missouri	31	KSMO	O&O	62	WB	7	5	D	2/01/06
Cincinnati, Ohio	32	WSTR	O&O	64	WB	6	5	D	10/01/05
Milwaukee, Wisconsin	33	WCGV WVTV	O&O O&O	24 18	UPN WB	8	5 6	D D	12/01/05 12/01/05

Market	Market Rank (a)	Stations	Status (b)	Channel	Affiliation	Number of Commercial Stations in the Market (c)	Station Rank (d)	Digital Broadcast Status (e)	Expiration Date of FCC License
Columbus, Ohio	34	WSYX WTTE	O&O LMA (f)	6 28	ABC FOX	5	2 4	D D	10/01/05 10/01/05
Greenville/Spartanburg/ Anderson, South Carolina	35	WLOS WBSC	O&O LMA(f)	13 40	ABC WB	8	3 5	D D	12/01/04 12/01/04
San Antonio, Texas	37	KABB KRRT	O&O O&O	29 35	FOX WB	7	4 5	D P	8/01/06 8/01/06
Birmingham, Alabama	40	WTTO WABM WDBB	O&O O&O LMA (h)	21 68 17	WB UPN WB	7	5 6 5	D D D	4/01/05 4/01/05 4/01/05
Norfolk, Virginia	41	WTVZ	O&O	33	WB	7	5	D	10/01/04
Buffalo, New York	44	WUTV WNYO	O&O O&O	29 49	FOX WB	8	4 5	P P	6/01/07 6/01/07
Oklahoma City, Oklahoma	45	KOCB KOKH	O&O O&O	34 25	WB FOX	10	5 4	D D	6/01/06 6/01/06
Greensboro/Winston-Salem/ Highpoint, North Carolina	46	WXLV WUPN	O&O O&O	45 48	ABC UPN	7	4 6	D D	12/01/04 12/01/04
Las Vegas, Nevada	51	KVWB KFBT	O&O O&O	21 33	WB IND (i)	7	5 7	D D	10/01/06 10/01/06
Richmond, Virginia	58	WRLH	O&O	35	FOX	5	4	D	10/01/04
Dayton, Ohio	59	WKEF WRGT	O&O LMA (f)	22 45	NBC FOX	8	3 4	D D	10/01/05 10/01/05
Mobile, Alabama and Pensacola, Florida	62	WEAR WFGX	O&O LMA (j)	3 35	ABC IND (i)	9	2 8	D P	2/01/05 2/01/05
Charleston and Huntington, West Virginia	63	WCHS WVAH	O&O LMA (f)	8 11	ABC FOX	6	3 4	D P	10/01/04 10/01/04
Flint/Saginaw/Bay City, Michigan	64	WSMH	O&O	66	FOX	5	4	P	10/01/05
Lexington, Kentucky	65	WDKY	O&O	56	FOX	7	4	D	8/01/05
Des Moines, Iowa	73	KDSM	O&O	17	FOX	5	4	D	2/01/06
Portland, Maine	74	WGME	O&O	13	CBS	6	2	D	4/01/07
Rochester, New York	75	WUHF	O&O	31	FOX	6	4	P	6/01/07
Cape Girardeau, Missouri/ Paducah, Kentucky	76	KBSI WDKA	O&O LMA	23 49	FOX WB	7	4 5	D D	2/01/06 8/01/05
Syracuse, New York	79	WSYT WNYS	O&O LMA	68 43	FOX WB	6	4 5	D P	6/01/07 6/01/07
Springfield/Champaign, Illinois	82	WICS WICD	O&O O&O	20 15	NBC NBC	6	2 2 (k)	D D	12/01/05 12/01/05
Madison, Wisconsin	85	WMSN	O&O	47	FOX	6	4	D	12/01/05
Cedar Rapids, Iowa	88	KGAN	O&O(l)	2	CBS	5	3	D	2/01/06
Tri-Cities, Tennessee	91	WEMT	O&O	39	FOX	6	4	D	8/01/05
Charleston, South Carolina	104	WMMP WTAT	O&O LMA (f)	36 24	UPN FOX	5	5 4	D D	12/01/04 12/01/04
Springfield, Massachusetts	106	WGGB	O&O	40	ABC	2	2	D	4/01/07
Tallahassee, Florida	111	WTWC WTXL	O&O OSA(m)	40 27	NBC ABC	5	3 2	D D	2/01/05 2/01/05
Peoria/Bloomington, Illinois	117	WYZZ	O&O(n)	43	FOX	5	4	D	12/01/05

a)     Rankings are based on the relative size of a station’s designated market area (DMA) among the 210 generally recognized DMAs in the United States as estimated by Nielsen as of November 2003.

b)    “O & O” refers to stations that we own and operate. “LMA” refers to stations to which we provide programming services pursuant to a local marketing agreement. “OSA” refers to stations to which we provide sales services pursuant to an outsourcing agreement.

c)     Represents the estimated number of television stations designated by Nielsen as “local” to the DMA, excluding public television stations and stations that do not meet the minimum Nielsen reporting standards (weekly cumulative audience of at least 0.1%) for the Monday-Sunday, 7:00 a.m. to 1:00 a.m. time period as of November 2003.

d)    The rank of each station in its market is based upon the November 2003 Nielsen estimates of the percentage of persons tuned to each station in the market from 7:00 a.m. to 1:00 a.m., Monday-Sunday.

e)     All stations currently broadcast an analog signal. In addition, many stations broadcast a digital signal. “D” refers to stations that currently broadcast a digital signal. “P” refers to stations which have not commenced digital operations because they are awaiting grant of construction permits from the FCC or are awaiting delivery of equipment or are awaiting approval from the FCC to operate at low power.

f)     The license assets for these stations are currently owned by Cunningham Broadcasting Corporation, a related party or one of its subsidiaries. In December 2001, the FCC denied our application to acquire the license of WBSC-TV. We filed a petition for reconsideration of that decision and recently amended our application to acquire the license in light of the FCC’s new multiple ownership rules adopted in June 2003.  However, the new rules have been stayed by the U.S. Court of Appeals for the Third Circuit, pending its review of the rules.  We also filed applications in November 2003 to acquire the license assets of the remaining five Cunningham stations.  These applications are pending and may also be impacted by the existence of the stay of the FCC’s new multiple ownership rules.  The Rainbow/PUSH Coalition has filed a petition to deny these five applications and to revoke all of Sinclair’s licenses.  We believe the petition is without merit and, as with past petitions filed by Rainbow/PUSH, will not result in the revocation of any of Sinclair’s licenses.

g)    Sinclair has entered into an outsourcing agreement with the unrelated third party owner of WNAB-TV to provide certain non-programming related sales, operational and administrative services to WNAB-TV.

h)    WDBB-TV simulcasts the programming broadcast on WTTO-TV pursuant to a programming services agreement.

i)      “IND” or “Independent” refers to a station that is not affiliated with any of ABC, CBS, NBC, Fox, WB, or UPN.

j)      In November 2003, following our exercise of an option to acquire the intangible assets of WFGX-TV, we filed an assignment application with the FCC to obtain its consent for the transfer of the WFGX-TV broadcast license from an unrelated third party to us.  The assignment application is currently pending.

k)     WICD-TV, a satellite of WICS-TV, under FCC rules, simulcasts all of the programming aired on WICS-TV and the station rank applies to the combined viewership of these stations.

l)      Sinclair has entered into a five-year outsourcing agreement with an unrelated third party under which the unrelated third party provides certain non-programming related sales, operational and managerial services to KGAN-TV. Sinclair continues to own all of the assets of KGAN-TV and to program and control the station’s operations.

m)    Sinclair has entered into an outsourcing agreement with the unrelated third party owner of WTXL-TV to provide certain non-programming related sales, operational and managerial services for WTXL-TV.

n)    Sinclair has entered into an outsourcing agreement with an unrelated third party, under which the unrelated third party provides certain non-programming related sales, operational and managerial services to WYZZ-TV. Sinclair continues to own all of the assets of WYZZ-TV and to program and control the station’s operations.

Operating Strategy

Our operating strategy includes the following elements:

Programming to Attract Viewership.  We seek to target our programming offerings to attract viewership, to meet the needs of the communities in which we serve and to meet the needs of our advertising customers.  In pursuit of this strategy we seek to obtain, at attractive prices, popular syndicated programming that is complementary to each station’s network programming. We also seek to broadcast live local and national sporting events that would appeal to a large segment of the local community.  Moreover, we produce and/or broadcast local news at 38 of our television stations in 31 separate markets. In October 2002, we launched our News Central strategy, which is a project that allows us to add, in a cost-effective manner, local news programming at many of our stations by using a central support operation providing national and regional news coverage in coordination with local news operations at the station level.

Developing Local Franchises.  We believe that the greatest opportunity for a sustainable and growing customer base lies within our local communities. We have therefore focused on developing a strong local sales force at each of our television stations.  For the year ended December 31, 2003, 60.3% of our time sales, excluding political advertising revenue, were local compared to 58.9% for the prior year.  Our goal is to continue to grow our share of local revenues.

Development of Direct Mail.  In general, the local direct mail advertising category is approximately three to four times larger than the local television advertising category.  We believe that we can convert direct mail advertisers to become our customers by offering greater value and return for their advertising investment.  We can provide both the exposure and branding intrinsic with television advertising while at the same time, including them in a direct mail piece that is sophisticated and compelling to the consumer.  While there is significant complexity in developing this business, we believe that over time this effort, if successful, would provide our stations and account executives with a decisive competitive advantage over our competitors.  The initiative has resulted in generating new business on our television platform using our existing sales force as well as newly hired sales staff.

Control of Operating and Programming Costs.  By employing a disciplined approach to managing programming acquisition and other costs, we have been able to achieve operating margins that we believe are very competitive within the television broadcast industry. We believe our national reach of approximately 24% of the country provides us with a strong position to negotiate with programming providers and, as a result, the opportunity to purchase high quality programming at more favorable prices. Moreover, we emphasize control of each of our stations’ programming and operating costs through program-specific profit analysis, detailed budgeting, tight control over staffing levels and detailed long-term planning models.

Utilization of Local Marketing Agreements and Duopolies.  We have sought to increase our revenues and improve our margins by providing programming services pursuant to an LMA to a second station in selected DMAs where we already own one station or by owning two stations in a single DMA. We believe that we can improve growth in operating cash flow through the utilization of such duopolies. Duopolies allow us to realize significant economies of scale in marketing, programming, overhead and capital expenditures. We also believe that these arrangements assist stations whose operations may have been marginally profitable to continue to air popular programming and contribute to the diversity of programming in their respective DMAs. Although under the new FCC ownership rules, we would be allowed to continue to program most of the stations with which we have an LMA, in the absence of a waiver, the new rules would require us to terminate or modify three of our LMAs in markets where both the stations we own and the station with which we have an LMA are ranked among the top four stations in their particular DMA.  The FCC’s new ownership rules include specific provisions permitting waivers of this “top four restriction.”  Although there can be no assurances, we have studied the application of the new rules to our markets and believe we are qualified for waivers.  As discussed in Risk Factors -  Changes in Rules on Television Ownership, because the effectiveness of the new rules has been stayed and the FCC concluded the old rules could not be justified as necessary to the public interest, an issue exists regarding whether the FCC has any current legal right to enforce any rules prohibiting the acquisition of television stations.  See Risk Factors—The FCC’s multiple ownership rules limit our ability to operate multiple television stations in some markets and may result in a reduction in our revenue or prevent us from reducing costs. Changes in these rules may threaten our existing strategic approach to certain television markets.

Use of Outsourcing Agreements.  In addition to our LMAs and duopolies, we have entered into four (and may seek opportunities for additional) outsourcing agreements in which our stations provide or are provided various non-programming related services such as sales, operational and managerial services to or by other stations. Pursuant to these agreements, our stations currently provide services to other stations in Tallahassee, Florida and Nashville, Tennessee and other parties provide services to our stations in Peoria/Bloomington, Illinois and in Cedar Rapids, Iowa. We believe this structure allows stations to achieve operational efficiencies and economies of scale, which should otherwise improve broadcast cash flow and competitive positions. While television joint sales agreements (JSAs) are not currently attributable, the FCC has announced that it intends to issue a Notice of Proposed Rulemaking to seek comments on whether or not to make television JSAs attributable.  We may continue to seek additional opportunities for entering into outsourcing agreements in the future.

Strategic Realignment of Station Portfolio  We continue to examine our television station group portfolio due to the FCC’s recently adopted broadcasting ownership rules which, among other things:

•      increase the number of stations a group may own nationally by increasing the audience reach cap from 35% to 45%;(See, however, discussion under National Ownership Rule regarding recent congressional action changing the cap to 39%);

•      increase the number of stations an entity can own or control in many local markets, subject to restrictions including the number of stations an entity can own or control which are ranked among the top four in their DMA;

•      repeal the newspaper-broadcast limits and replace them with general cross media limits which would permit owners of daily newspapers to own one or more television stations in the same market as the newspaper’s city of publication in many markets; and

•      repeal the radio-television broadcast ownership limits and replace them with new general cross media limits.

The new rules have yet to take effect as a result of numerous legal challenges, including one filed by us.  If these rules become law, broadcast television owners would be permitted to own more television stations, both locally and nationally, potentially affecting our competitive position.  Our objective is to build our local franchises in the markets we deem strategic.  We routinely review and conduct investigations of potential television station acquisitions, dispositions and station swaps. At any given time, we may be in discussions with one or more station owners. On July 24, 2002, we completed the sale of the television station WTTV-TV in Bloomington, Indiana and its satellite station, WTTK-TV in Kokomo, Indiana to a third party. We previously entered into an agreement with a third party to purchase certain non-license television broadcast assets of WNAB-TV in Nashville, Tennessee under which we made a non-refundable deposit against the purchase price of the put or call option on such non-license assets in return for a reduction in the monthly fees we pay pursuant to our outsourcing agreement with the third party owner of WNAB-TV. We also provide a financial incentive in the form of broadcast cash flow sharing with the third party owner. In November 2003, following our exercise of an option to acquire the intangible assets of WFGX-TV, we filed an assignment application with the FCC to obtain its consent for the transfer of the WFGX-TV broadcast license from a third party to us.  The assignment application is currently pending.

On November 15, 1999, we entered into five separate plans and agreements of merger, pursuant to which we would acquire through merger with subsidiaries of Cunningham, a related party, television broadcast stations WABM-TV, Birmingham, Alabama, KRRT-TV, San Antonio, Texas, WVTV-TV, Milwaukee, Wisconsin, WRDC-TV, Raleigh, North Carolina and WBSC-TV (formerly WFBC-TV), Anderson, South Carolina.  In December 2001, we received FCC approval on all the transactions except WBSC-TV.  Accordingly, on February 1, 2002, we closed on the purchase of the FCC license and related assets of WABM-TV, KRRT-TV, WVTV-TV, and WRDC-TV.  We have filed a petition for reconsideration with the FCC to reconsider its denial of the acquisition of WBSC-TV and recently amended our application to acquire the license in light of the FCC’s new multiple ownership rules adopted in June 2003.  However, the new rules have been stayed by the U.S. Court of Appeals for the Third Circuit, pending its review of the rules.  We also filed applications in November 2003 to acquire the license assets of the remaining five Cunningham stations, WRGT-TV, Dayton Ohio, WTAT-TV, Charleston, South Carolina, WVAH-TV, Charleston, West Virginia, WNUV-TV, Baltimore, Maryland, and WTTE-TV, Columbus, Ohio.  These applications are pending and may also be impacted by the existence of the stay of the FCC’s new multiple ownership rules.  At this time, we have not otherwise entered into any agreements or understandings with respect to any transaction and there can be no assurance that any transactions will be completed. See Risk Factors—The FCC’s multiple ownership rules limit our ability to operate multiple television stations and may result in a reduction in our revenue or prevent us from reducing costs. Changes in these rules may threaten our existing strategic approach to certain television markets.

Local News.  We believe that the production and broadcasting of local news is an important link to the community and an aid to a station’s efforts to expand its viewership. In addition, local news programming can provide access to advertising sources targeted specifically to local news viewers.  We carefully assess the anticipated benefits and costs of producing local news prior to introduction at our stations because a significant investment in capital equipment is required and substantial operating expenses are incurred in introducing, developing and producing local news programming. We are seeking to provide cost effective local news programming through the News Central format described below. We also continuously review the performance of our existing news operations to make sure that they are economically viable. We currently provide local news programming at 38 of our television stations located in 31 separate markets. We have instituted our News Central project to increase, in a cost-effective manner, local news programming at many of our stations by using a central support operation which provides national and regional news coverage in coordination with local news operations at the station level.  Our News Central format serves the local community by providing additional news with an alternative view in these markets.  Our News Central product has been rolled out to thirteen of our television stations starting in October 2002 through to the present.

Popular Sporting Events.  Our WB and UPN affiliated and independent stations generally face fewer restrictions on broadcasting live local sporting events than do their competitors that are affiliates of FOX, ABC, NBC and CBS, which are required to broadcast a greater number of hours of programming supplied by the networks. At some of our stations we have been able to acquire the local television broadcast rights for certain sporting events, including NBA basketball, Major League Baseball, NFL football, NHL hockey, ACC basketball, Big Ten football and basketball and SEC football. We seek to expand our sports broadcasting in DMAs only as profitable opportunities arise. In addition, our stations that are affiliated with FOX, ABC, NBC and CBS broadcast certain Major League Baseball games, NFL football games, NHL hockey games, NASCAR races as well as other popular sporting events.

Attract and Retain High Quality Management.  We believe that much of our success is due to our ability to attract and retain highly skilled and motivated managers at both the corporate and local station levels. A significant portion of the compensation available to group general managers, sales managers and other station managers is based on their exceeding certain operating results.  We also provide some of our corporate and station managers with deferred compensation plans offering options to acquire Sinclair class A common stock.

Community Involvement.  Each of our stations actively participates in various community activities and offers many community services. Our activities include broadcasting programming of local interest and sponsorship of community and charitable events. We also encourage our station employees to become active members of their communities and to promote involvement in community and charitable affairs. We believe that active community involvement by our stations provides our stations with increased exposure in their respective DMAs and is our responsibility as stewards of the community’s broadcast license.

Investment Strategy

Sinclair Ventures, Inc. Sinclair Ventures Inc., (SVI) is our wholly-owned subsidiary that is charged with seeking out business opportunities that have the possibility of equity investment, acquisition or barter transactions.  SVI’s primary focus is on businesses that add value related to our core television business.  At any given time, we may be in discussions with one or more parties.  We cannot be assured that any of these negotiations will lead to definitive agreements or if agreements are reached that any transactions would be consummated and completed.

G1440.  Although we have continued to see a decrease in the value of Internet-related and wireless businesses that began in 2000, we continue to explore opportunities for television broadcasters to work with these businesses to increase their profitability and to use the resources of the Internet and wireless outlets to enhance the offerings and value of our broadcast stations. Currently we hold an 89.6% equity interest in G1440 which is a single-source, end-to-end e-Business solutions provider engaged in developing and providing web-based applications. The accounts of G1440 are included in our consolidated financial statements. G1440 provides a variety of services and products which include a homebuilder application, an immigration tracking tool application, a syndicated television program management and scheduling application and a procurement application.

Acrodyne.  We have a controlling interest in and a strategic alliance with Acrodyne Communications, Inc., a manufacturer of television transmitters and other television broadcast equipment.  The financial statements of Acrodyne have been consolidated for the year ended December 31, 2003.

Summa Holdings, Ltd.  On December 30, 2002, we invested $20.0 million in Summa Holdings, Ltd. (Summa) resulting in a 17.5% equity interest.  Summa is a holding company which owns automobile dealerships and a leasing company. David D. Smith, our President and Chief Executive Officer, has a controlling interest in Summa and is on the Board of Directors. We have significant influence over the operating and financial policies of Summa by holding a board seat (in addition to the board seat held personally by David D. Smith); therefore, we account for this investment under the equity method of accounting.

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

All of the stations that we currently own and operate or provide programming services to pursuant to LMAs, are presently operating under regular licenses, which expire as to each station on the dates set forth under Television Broadcasting above. Although renewal of a license is granted in the vast majority of cases even when petitions to deny are filed, there can be no assurance that the license of any station will be renewed.

Ownership Matters

General.  The Communications Act prohibits the assignment of a broadcast license or the transfer of control of a broadcast license without the prior approval of the FCC. In determining whether to permit the assignment or transfer of control of, or the grant or renewal of, a broadcast license, the FCC considers a number of factors pertaining to the licensee, including compliance with various rules limiting common ownership of media properties, the “character” of the licensee and those persons holding “attributable” interests in that licensee and compliance with the Communications Act’s limitations on alien ownership.

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

As a result of these provisions, the licenses granted to our subsidiaries by the FCC could be revoked if, among other restrictions imposed by the FCC, more than 25% of our stock were directly or indirectly owned or voted by aliens. Sinclair and its subsidiaries are domestic corporations, and the members of the Smith family (who together hold almost 90% of the common voting rights of Sinclair) are all United States citizens. The amended and restated Articles of Incorporation of Sinclair (“the amended certificate”) contain limitations on alien ownership and control that are substantially similar to those contained in the Communications Act. Pursuant to the amended certificate, Sinclair has the right to repurchase alien-owned shares at their fair market value to the extent necessary, in the judgment of its board of directors, to comply with the alien ownership restrictions.

In June 2003, the FCC adopted a Report and Order modifying its multiple ownership rules.  These new rules have been stayed by the U.S. Court of Appeals for the Third Circuit.  During the pendency of the court’s review of the rules, the Third Circuit has ordered the FCC to continue to apply the existing ownership rules.  The new rules, among other things:

•      increase the number of stations an entity may own nationally by increasing the national audience reach cap from 35% to 45% and leave unchanged the method of calculating an entity’s audience reach (Congress recently passed a bill requiring the FCC to establish a national audience reach cap of 39%.  See discussion below in National Ownership Rule);

•      increase the number of stations an entity can own or control in many local markets, subject to restrictions including the number of stations an entity can own or control which are ranked among the top four in their DMA;

•      repeal the newspaper-broadcast ownership limits and replace them with general cross media limits, which would permit in many markets owners of daily newspapers to own one or more television stations and/or radio stations in the same market as the newspaper’s city of publication; and

•      repeal the radio-television broadcast ownership limits and replace them with new general cross media limits.

If the new rules become law, broadcast television owners would be permitted to own more television stations, both locally and nationally, potentially affecting our competitive position.  The Third Circuit Court of Appeals has stayed the application of the new rules as a result of numerous legal challenges, including one filed by Sinclair.  Oral argument regarding the legality of the new rules was held on February 11, 2004 and a decision is currently pending.   During the pendency of the review, the Third Circuit has ordered the FCC to continue to apply the existing ownership rules.  Following is a description of these FCC ownership rules:

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

National Ownership Rule.  The FCC’s current national ownership rule states that no individual or entity may have an attributable interest in television stations reaching more than 35% of the national television viewing audience. However, Congress recently passed a bill requiring the FCC to establish a national audience reach cap of 39% and President Bush signed the bill into law on January 23, 2004.  Under this rule, where an individual or entity has an attributable interest in more than one television station in a market, the percentage of the national television viewing audience encompassed within that market is only counted once. Since, historically, VHF stations (channels 2 through 13) have shared a larger portion of the market than UHF stations (channels 14 through 69), only half of the households in the market area of any UHF station are included when calculating an entity’s national television viewing audience (commonly referred to as the “UHF discount”).

All but eight of the stations owned and operated by us, or to which we provide programming services, are UHF. We reach approximately 24% of U.S. television households or 14% taking into account the FCC’s UHF discount.

Local Television (Duopoly) Rule.  A party may own two television stations in adjoining markets, even if there is Grade B overlap between the two stations’ signals, and generally may own two stations in the same market:

•      if there is no Grade B overlap between the stations; or

•      if the market containing both the stations contains at least eight independently owned full-power television stations (the “eight voices test”) and not more than one station is among the top-four ranked stations in the market.

In addition, a party may request a waiver of the rule to acquire a second station in the market if the station to be acquired is economically distressed or not yet constructed and there is no party who does not own a local television station who would purchase the station for a reasonable price.

Antitrust Regulation.  The Department of Justice (DOJ) and the Federal Trade Commission (FTC) have increased their scrutiny of the television industry since the adoption of the 1996 Act, and have reviewed matters related to the concentration of ownership within markets (including LMAs) even when the ownership or LMA in question is permitted under the laws administered by the FCC or by FCC rules and regulations. The DOJ takes the position that an LMA entered into in anticipation of a station’s acquisition with the proposed buyer of the station constitutes a change in beneficial ownership of the station which, if subject to filing under the Hart-Scott-Rodino Anti Trust Improvements Act (HSR Act), cannot be implemented until the waiting period required by that statute has ended or been terminated.

Expansion of our broadcast operations on both a local and national level will continue to be subject to the FCC’s ownership rules and any changes the FCC or Congress may adopt. Concomitantly, any further relaxation of the FCC’s ownership rules, including as a result of the recently enacted rules becoming effective, may increase the level of competition in one or more of the markets in which our stations are located, more specifically to the extent that any of our competitors may have greater resources and thereby be in a superior position to take advantage of such changes.

Local Marketing Agreements

Certain of our stations have entered into what have commonly been referred to as local marketing agreements or LMAs.  One typical type of LMA is a programming agreement between two separately owned television stations serving the same market, whereby the licensee of one station programs substantial portions of the broadcast day and sells advertising time during such program segments on the other licensee’s station subject to the ultimate editorial and other controls being exercised by the latter licensee.  We believe these arrangements allow us to reduce our operating expenses and enhance profitability.  Although under the new FCC ownership rules we would be allowed to continue to program most of the stations with which we have an LMA, in the absence of a waiver, the new rules would require us to terminate or modify three of our LMAs in markets where both the stations we own and the station with which we have an LMA are ranked among the top four stations in their particular DMA.  The FCC’s new ownership rules include specific provisions permitting waivers of this “top four restriction.”  Although there can be no assurances, we have studied the application of the new rules to our markets and believe we are qualified for waivers.  As discussed in Risk Factors - The FCC’s multiple ownership rules limit our ability to operate multiple television stations in some markets and may result in a reduction in our revenue or prevent us from reducing costs.  Changes in these rules may threaten our existing strategic approach to certain television markets, because the effectiveness of the new rules has been stayed and the FCC concluded the old rules could not be justified as necessary to the public interest, an issue exists regarding whether the FCC has any current legal right to enforce any rules prohibiting the acquisition of television stations.  The Third Circuit Court of Appeals has stayed the application of the new rules as a result of numerous legal challenges, including one filed by us.  Oral argument regarding the legality of the new rules was held on February 11, 2004 and a decision is currently pending.  During the pendency of the review, the Third Circuit has ordered the FCC to continue to apply the existing ownership rules.

On November 15, 1999, we entered into five separate plans and agreements of merger, pursuant to which we would acquire through merger with subsidiaries of Cunningham, a related party, television broadcast stations WABM-TV, Birmingham, Alabama, KRRT-TV, San Antonio, Texas, WVTV-TV, Milwaukee, Wisconsin, WRDC-TV, Raleigh, North Carolina and WBSC-TV (formerly WFBC-TV), Anderson, South Carolina.  The consideration for these mergers was the issuance to Cunningham, of shares of our Class A Common voting stock.  In December 2001, we received FCC approval on all the transactions except WBSC-TV.  Accordingly, on February 1, 2002, we closed on the purchase of the FCC license and related assets of WABM-TV, KRRT-TV, WVTV-TV, and WRDC-TV.  The total value of the shares issued in consideration for the approved mergers was $7.7 million.  We have filed a petition for reconsideration with the FCC to reconsider its denial of the acquisition of WBSC-TV and recently amended our application to acquire the license in light of the FCC’s new multiple ownership rules adopted in June 2003.  However, the new rules have been stayed by the U.S. Court of Appeals for the Third Circuit, pending its review of the rules.  We also filed applications in November 2003 to acquire the license assets of the remaining five Cunningham stations, WRGT-TV, Dayton, Ohio, WTAT-TV, Charleston, South Carolina, WVAH-TV, Charleston, West Virginia, WNUV-TV, Baltimore, Maryland, and WTTE-TV, Columbus, Ohio.  These applications are pending and may also be impacted by the existence of the stay of the FCC’s new multiple ownership rules.  The Rainbow/PUSH Coalition has again filed a petition against Sinclair to deny these five applications and to revoke all of our licenses.  We believe the petition is without merit and, as with past petitions filed by Rainbow/PUSH, will not result in the revocation of any of our licenses.

In January 2002, the Rainbow/PUSH Coalition filed an appeal of the FCC’s decision to grant a number of Sinclair applications to transfer control of television broadcast licenses to subsidiaries of Sinclair Broadcast Group, Inc. with the US Court of Appeals for the DC Circuit.  The stations affected by the appeal were WNUV-TV, WTTE-TV, WRGT-TV, WTAT-TV, WVAH-TV, KOKH-TV, KRRT-TV, WVTV-TV, WRDC-TV, WABM-TV, WBSC-TV, WCWB-TV, WLOS-TV and KABB-TV.  On June 10, 2003, a panel of the US Court of Appeals for the DC Circuit dismissed the Rainbow/PUSH Coalition’s appeal, ruling that Rainbow/PUSH did not have standing to appeal the Commission’s earlier decision.  Rainbow/PUSH filed a motion for the panel of the DC Circuit to reconsider the dismissal, which was denied by the court on September 10, 2003 and may no longer be appealed.

The Satellite Home Viewer Improvement Act (SHVIA)

In 1988, Congress enacted the Satellite Home Viewer Act (SHVA), which enabled satellite carriers to provide broadcast programming to those satellite subscribers who were unable to obtain broadcast network programming over-the-air. SHVA did not permit satellite carriers to retransmit local broadcast television signals directly to their subscribers. The Satellite Home Viewer Improvement Act of 1999 (SHVIA) revised SHVA to reflect changes in the satellite and broadcasting industry. This legislation allows satellite carriers to provide local television signals by satellite within a station market, and effective January 1, 2002, required satellite carriers to carry all local signals in any market where it carries any local signals. On or before July 1, 2001, SHVIA required all television stations to elect to exercise certain “must carry” or “retransmission consent” rights in connection with their carriage by satellite carriers.  We have entered into compensation agreements granting the two primary satellite carriers retransmission consent to carry all of our stations.

Must-Carry/Retransmission Consent

Pursuant to the Cable Act of 1992, television broadcasters are required to make triennial elections to exercise either certain “must-carry” or “retransmission consent” rights in connection with their carriage by cable systems in each broadcaster’s local market. By electing the must-carry rights, a broadcaster demands carriage on a specified channel on cable systems within its DMA, in general as defined by the Nielsen DMA Market and Demographic Rank Report of the prior year. These must-carry rights are not absolute, and their exercise is dependent on variables such as:

•      the number of activated channels on a cable system,

•      the location and size of a cable system, and

•      the amount of programming on a broadcast station that duplicates the programming of another broadcast station carried by the cable system.

Therefore, under certain circumstances, a cable system may decline to carry a given station. Alternatively, if a broadcaster chooses to exercise retransmission consent rights, it can prohibit cable systems from carrying its signal or grant the appropriate cable system the authority to retransmit the broadcast signal for a fee or other consideration. In October 2002, we elected must-carry or retransmission consent with respect to each of our stations based on our evaluation of the respective markets and the position of our owned or programmed station(s) within the market. Our stations continue to be carried on all pertinent cable systems and we do not believe that our elections have resulted in the shifting of our stations to less desirable cable channel locations. Many of the agreements we have negotiated for cable carriage are short term, subject to month-to-month extensions.

In 2001, the FCC tentatively determined not to apply must-carry rules to require cable companies to carry both the analog and digital signals of local broadcasters during the DTV transition period between 2002 and 2006 when television stations will be broadcasting both signals. At the same time, the FCC issued a further notice of proposed rulemaking to gather additional information regarding dual analog and digital must carry and may reconsider its decision. Thus, presently only television stations operating solely with digital signals are entitled to mandatory carriage of their digital signal by cable companies.  In addition, it is technically possible for a television station to broadcast more than one channel of programming using its digital signal.  The FCC has concluded that mandatory carriage of a digital television station requires only the carriage of a single video programming stream and related programming material.  As a result of these decisions by the FCC, cable customers in our broadcast markets currently may not receive the full digital signal or even part of the digital signal of any of our television stations.

Many of the viewers of our television stations receive the signals of the stations via cable television service.  Cable television systems generally transmit our signals pursuant to permission granted by us in retransmission consent agreements.  A material portion of these agreements have no definite term and may be terminated either by us or by the applicable cable television company on very short notice (typically 45 or 60 days). We are currently engaged in negotiations with respect to these agreements with several major cable television companies.  There can be no assurance that the results of these negotiations will be advantageous to Sinclair or that we or the cable companies might not determine to terminate some or all of these agreements.  A termination of our retransmission agreements would make it more difficult for our viewers to watch our programming and could result in lower ratings and a negative financial impact on us.  In addition, we generally have not provided the major cable television companies with the right to transmit our stations’ digital signals.  Although the lack of carriage of these signals does not at this time have a material impact on our results of operations, this could change as the number of households in the United States with the capability of viewing digital and high definition television increases.  There can be no assurance that we will be able to negotiate mutually acceptable retransmission agreements in the future relating to the carriage of our digital signals.

Syndicated Exclusivity/Territorial Exclusivity

The FCC’s syndicated exclusivity rules allow local broadcast television stations to demand that cable operators black out syndicated non-network programming carried on “distant signals” (i.e., signals of broadcast stations, including so-called “superstations,” which serve areas substantially removed from the cable system’s local community). The FCC’s network non-duplication rules allow local broadcast network television affiliates to require that cable operators black out duplicating network programming carried on distant signals. However, in a number of markets in which we own or program stations affiliated with a network, a station that is affiliated with the same network in a nearby market is carried on cable systems in our market. This is not necessarily in violation of the FCC’s network non-duplication rules. However, the carriage of two network stations on the same cable system could result in a decline of viewership adversely affecting the revenues of our owned or programmed stations.

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

Under the FCC’s rules, a network-affiliated station in the top 30 markets must operate its DTV station at any time that the associated analog station is operating.  All other DTV stations are required only to operate during prime time hours.  As of April 2003, all stations were required to simulcast 50% of the video programming of the analog channel on the DTV channel.  By April 2004, stations must simulcast 75% of their programming. Failure to comply with FCC requirements may subject a station to sanctions.

At present, DTV stations are required only to provide coverage to their community of license.  By December 31, 2004, the signal strength of this coverage for commercial stations is required to meet more stringent FCC-specified parameters.  By the end of 2006, unless the FCC extends the end of the digital transition, a DTV station must replicate its analog service area or lose interference protection for its DTV service area.  There are no guarantees that our stations will be able to meet these requirements.  Loss of interference protection for any of our stations could reduce the number of viewers of that station and could adversely impact revenues for that station.

Of the television stations that we own and operate, as of December 31, 2003, six are operating at their full digital television power, forty are operating their DTV facilities at low power as permitted by the FCC pursuant to special temporary authority.  Five stations have applications for digital construction permits pending before the FCC, and one station, which is operating at low power, has an outstanding construction permit for full power operation.  All of the Cunningham stations with which we have LMAs are operating their DTV facilities at low power pursuant to special temporary authority.  The tower of one of those stations fell in an ice storm, and its digital signal is off the air pending construction of a new tower.  Of the other LMA stations, WTTA-TV and WDBB-TV are operating at low power pursuant to special temporary authority, WDKA-TV has been granted a modification of its special temporary authority to operate at low power, WFGX-TV has received an extension of time to construct its digital facility pending the filing of an application to substitute another DTV channel, and WNYS-TV has a digital application pending.

On February 19, 2003, the tower for Cunningham station WVAH-TV, Charleston, West Virginia was irreparably damaged in a severe ice storm.  Because the digital equipment was also destroyed in the disaster, the FCC permits this station to broadcast an analog signal only from their temporary placement on the WCHS-TV tower.  A new tower and building will be constructed at the WCHS site, which will support the operations of both WCHS-TV and WVAH-TV.  Construction of the new facility has begun and is scheduled to be completed in July 2004.  Once the new tower is complete, WVAH-TV will resume broadcasting a full service digital and analog signal.

In April 2003, the FCC adopted a policy of graduated sanctions to be imposed upon licensees who do not meet the FCC’s DTV build-out schedule. Under the policy, the stations could face monetary fines and possible loss of any digital construction permits for non-compliance with the build-out schedule.

After completion of the transition period, the FCC will reclaim the non-digital channels. Subject to an extension period (discussed below), the FCC’s plan calls for the DTV transition period to end December 31, 2006, at which time the FCC expects that television broadcasters will cease non-digital broadcasting and return one of their two channels to the government, allowing that spectrum to be recovered for other uses. During the transition period, each existing analog television station will be permitted to operate a second station that will broadcast using the digital standard.

By statute, Congress has instructed the FCC to extend the 2006 deadline for reclamation of a television station’s analog channel if, in any given case:

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

•      digital-to-analog converter technology is not generally available in such market; or

•      15% or more of the television households in such market do not subscribe to a multichannel video service (cable, wireless cable or direct-to-home broadcast satellite television) that carries at least one digital channel from each of the local stations in that market and cannot receive digital signals using either a television receiver capable of receiving digital signals or a receiver equipped with a digital-to-analog converter.

On January 27, 2003, the FCC initiated its second periodic review of its rules on the conversion to digital television, releasing a notice of proposed rulemaking. The notice invited comments on the difficulties broadcasters face in building their DTV stations and on the interpretation of the statutory language concerning the 2006 deadline.

Implementation of digital television has imposed substantial additional costs on television stations because of the need to replace equipment and because some stations will need to operate at higher utility costs. There can be no assurance that our television stations will be able to increase revenue to offset such costs. In addition, the FCC has proposed imposing new public interest requirements on television licensees in exchange for their receipt of DTV channels.

There is considerable uncertainty about the final form of the FCC digital regulations. Even so, we believe that these new developments may have the following effects on us:

Reclamation of analog channels.  Congress directed the FCC to begin auctioning analog channels 60-69 in 2001, even though the FCC is not to reclaim them until 2006. The channel 60-69 auction was scheduled to be held in January 2003, but has been delayed and no new auction date has been established. Congress further permitted broadcasters to bid on the non-digital channels in cities with populations over 400,000. If the channels are owned by our competitors, they may exert increased competitive pressure on our operations. In addition, the FCC reallocated the spectrum band, currently comprising television channels 52-59, to permit both wireless services and certain new broadcast operations. The FCC completed auctions for part of this spectrum in September 2002 and July 2003. With respect to the remaining spectrum, the FCC has not yet established an auction date. Analog broadcasters are required to cease operation on this spectrum by the end of 2006 unless the FCC extends the end of the digital transition. The FCC envisions that this band will be used for a variety of broadcast-type applications including two-way interactive services and services using Coded Orthogonal Frequency Division Multiplexing (COFDM) technology. We cannot predict how the development of this spectrum will affect our television operations.

Signal quality issues.  Our tests have indicated that the digital standard mandated by the FCC, 8-level vestigial sideband (8-VSB), is currently unable to provide for reliable reception of a DTV signal through a simple indoor antenna. Absent improvements in DTV receivers, or an FCC ruling allowing us to use an alternative standard, continued reliance on the 8-VSB digital standard may not allow us to provide the same reception coverage with our digital signals as we can with our current analog signals. Furthermore, the FCC generally has made available much higher power allocations to digital stations that will replace stations on existing VHF channels 2 through 13 than digital stations that will replace existing channels 14 through 69. The majority of our analog facilities operate between channels 14 through 69. This power disparity could put us at a disadvantage to our competitors that now operate on channels 2 through 13.

In August 2002, the FCC adopted regulations requiring new television receivers to include over-the-air DTV tuners. In November 2002, we filed a petition for further reconsideration requesting that the FCC ensure that these over-the-air DTV tuners are capable of adequately receiving digital television signals. The FCC dismissed that petition in March 2003, but initiated a notice of inquiry proceeding requesting comments on issues similar to those we had raised in our petition for reconsideration.  If DTV tuners are not able to receive digital television signals adequately, we may be forced to rely on cable television or other alternative means of transmission to deliver our digital signals to all of the viewers we are able to reach with our current analog signals.

Digital must carry.  While the FCC ruled that cable companies are required to carry the signals of digital-only television stations, the agency has tentatively concluded, subject to additional inquiry in a pending rulemaking proceeding, that cable companies should not be required to carry both the analog and digital signals of stations during the transition period when stations will be broadcasting in both modes. If the FCC does not require this, cable customers in our broadcast markets may only be able to receive our digital signal over the air, which could negatively impact our stations.

Many of the viewers of our television stations receive the signals of the stations via cable television service.  Cable television systems generally transmit our signals pursuant to permission granted by us in retransmission consent agreements.  A material portion of these agreements have no definite term and may be terminated either by us or by the applicable cable television company on very short notice (typically 45 or 60 days). We are currently engaged in negotiations with respect to these agreements with several major cable television companies.  There can be no assurance that the results of these negotiations will be advantageous to Sinclair or that we or the cable companies might not determine to terminate some or all of these agreements.  A termination of our retransmission agreements would make it more difficult for our viewers to watch our programming and could result in lower ratings and a negative financial impact on us.  In addition, we generally have not provided the major cable television companies with the right to transmit our stations’ digital signals.  Although the lack of carriage of these signals does not at this time have a material impact on our results of operations, this could change as the number of households in the United States with the capability of viewing digital and high definition television increases.  There can be no assurance that we will be able to negotiate mutually acceptable retransmission agreements in the future relating to the carriage of our digital signals.

Capital and operating costs.  We have incurred and will continue to incur costs to replace equipment in our stations in order to provide digital television. Some of our stations will also incur increased utilities costs as a result of converting to digital operations. We cannot be certain we will be able to increase revenues to offset these additional costs.

Restrictions on Broadcast Programming

Advertising of cigarettes and certain other tobacco products on broadcast stations has been banned for many years. Various states also restrict the advertising of alcoholic beverages and from time to time certain members of Congress have contemplated legislation to place restrictions on the advertisement of such alcoholic beverage products. FCC rules also restrict the amount and type of advertising which can appear in programming broadcast primarily for an audience of children twelve years old and younger.   In addition, the FTC recently announced a program intended to help media outlets voluntarily screen out weight loss product advertisements that are misleading.

The Communications Act and FCC rules also place restrictions on the broadcasting of advertisements by legally qualified candidates for elective office.  These restrictions state that:

•      stations must provide “reasonable access” for the purchase of time by legally qualified candidates for federal office;

•      stations must provide “equal opportunities” for the purchase of equivalent amounts of comparable broadcast time by opposing candidates for the same elective office; and

•      during the 45 days preceding a primary or primary run-off election and during the 60 days preceding a general or special election, legally qualified candidates for elective office may be charged no more than the station’s “lowest unit charge” for the same class of advertisement, length of advertisement and daypart.

We cannot predict the effect of legislation on our station’s advertising revenues. During March 2002, legislation passed in Congress and was signed into law by the President that revised the laws regarding the requirements legally qualified candidates for office must meet in order to receive the lowest unit charge for the purchase of airtime on television stations.  The legislation also changed the rules regarding “soft money” advertising and advocacy advertising by labor unions and corporations. These laws were upheld by the Supreme Court in December 2003.

Programming and Operation

General.  The Communications Act requires broadcasters to serve the “public interest.” The FCC has relaxed or eliminated many of the more formalized procedures it had developed in the past to promote the broadcast of certain types of programming responsive to the needs of a station’s community of license. FCC licensees continue to be required, however, to present programming that is responsive to the needs and interests of their communities and to maintain certain records demonstrating such responsiveness. Complaints from viewers concerning a station’s programming may be considered by the FCC when it evaluates renewal applications of a licensee, although such complaints may be filed at any time and generally may be considered by the FCC at any time. Stations also must pay regulatory and application fees and follow various rules promulgated under the Communications Act that regulate, among other things, political advertising, sponsorship identifications, obscene and indecent broadcasts and technical operations, including limits on radio frequency radiation.

Indecency.  It is a violation of federal law and FCC regulations to broadcast obscene or indecent programming.  FCC licensees are in general responsible for the contents of their broadcast programming, including that supplied by television networks.  Accordingly, there is a risk of being fined as a result of our broadcast of programming, including network programming.  The maximum forfeiture amount for the broadcast of indecent or obscene material is $27,500 for each violation.  Congress is currently considering a bill which would raise that maximum forfeiture amount to $275,000 for each violation or each day of a continuing violation, except that the amount assessed for any continuing violation shall not exceed a total of $3,000,000 for any single act or failure to act.

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

Children’s Television Programming.  Television stations are required to broadcast a minimum of three hours per week of “core” children’s educational programming, which the FCC defines as programming that:

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

Pending Matters

The Congress and the FCC have under consideration and in the future may consider and adopt, new laws, regulations and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation, ownership and profitability of our broadcast stations, result in the loss of audience share and advertising revenues for our broadcast stations and affect our ability to acquire additional broadcast stations or finance such acquisitions.

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

Other Considerations

The foregoing summary does not purport to be a complete discussion of all provisions of the Communications Act, the 1996 Act or other congressional acts or of the regulations and policies of the FCC. For further information, reference should be made to the Communications Act, the 1996 Act, other congressional acts and regulations and public notices promulgated from time to time by the FCC. There are additional regulations and policies of the FCC and other federal agencies that govern political broadcasts, advertising, equal employment opportunity and other matters affecting our business and operations.

ENVIRONMENTAL REGULATION

Prior to our ownership or operation of our facilities, substances or waste that are or might be considered hazardous under applicable environmental laws may have been generated, used, stored or disposed of at certain of those facilities. In addition, environmental conditions relating to the soil and groundwater at or under our facilities may be affected by the proximity of nearby properties that have generated, used, stored or disposed of hazardous substances. As a result, it is possible that we could become subject to environmental liabilities in the future in connection with these facilities under applicable environmental laws and regulations. Although we believe that we are in substantial compliance with such environmental requirements and have not in the past been required to incur significant costs in connection therewith, there can be no assurance that our costs to comply with such requirements will not increase in the future.  We presently believe that none of our properties have any condition that is likely to have a material adverse effect on our financial condition or results of operations.

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

Broadcast television stations compete for advertising revenues primarily with other broadcast television stations, radio stations, cable channels and cable system operators serving the same market, as well as with newspapers, the Internet, yellow page directories, outdoor advertising operators and transit advertisers.  Traditional network programming generally achieves higher household audience levels than FOX, WB and UPN programming and syndicated programming aired by our independent stations. This can be attributed to a combination of factors, including the traditional networks’ efforts to reach a broader audience, generally better signal carriage available when broadcasting over VHF channels 2 through 13 versus broadcasting over UHF channels 14 through 69 and the higher number of hours of traditional network programming being broadcast weekly.

However, greater amounts of advertising time are available for sale on our FOX, UPN and WB affilitated stations, and as a result we believe that our programming typically achieves a share of television market advertising revenues greater than its share of the market’s audience.

Television stations compete for audience share primarily on the basis of program popularity, which has a direct effect on advertising rates. Our affiliated stations are largely dependent upon the performance of the networks’ programs in attracting viewers. Non-network time periods are programmed by the station primarily with syndicated programs purchased for cash, cash and barter, or barter-only and also through self-produced news, public affairs programs, live local sporting events and other entertainment programming.

Television advertising rates are based upon factors which include the size of the DMA in which the station operates, a program’s popularity among the viewers that an advertiser wishes to attract, the number of advertisers competing for the available time, the demographic makeup of the DMA served by the station, the availability of alternative advertising media in the DMA including radio, cable, newspapers and yellow page directories, direct mail, the aggressiveness and knowledge of sales forces in the DMA and development of projects, features and programs that tie advertiser messages to programming. We believe that our sales and programming strategies allow us to compete effectively for advertising revenues within our DMAs.

Other factors that are material to a television station’s competitive position include signal coverage, local program acceptance, network affiliation, audience characteristics and assigned broadcast frequency. Historically, our UHF broadcast stations have suffered a competitive disadvantage in comparison to stations with VHF broadcast frequencies. This historic disadvantage has gradually declined through:

•      carriage on cable systems, and in certain markets, direct broadcast satellite;

•      improvement in television receivers;

•      improvement in television transmitters;

•      wider use of all channel antennae;

•      increased availability of programming; and

•      the development of new networks such as FOX, WB and UPN.

The broadcasting industry is continuously faced with technical changes and innovations, competing entertainment and communications media, changes in labor conditions and governmental restrictions or actions of federal regulatory bodies, including the FCC, any of which could possibly have a material effect on a television station’s operations and profits. For instance, the FCC has established Class A television service for qualifying low power television stations. A low power television station that qualifies for Class A television service is granted certain rights currently accorded to full-power television stations, which may allow them to compete more effectively with full power stations. We cannot predict the effect of increased competition from Class A television stations in markets where we have full-power television stations.

There are sources of video service other than conventional television stations, the most common being cable television, which can increase competition for a broadcast television station by bringing into its market distant broadcasting signals not otherwise available to the station’s audience, serving as a distribution system for national satellite-delivered programming and other non-broadcast programming originated on a cable system and selling advertising time to local advertisers. Other principal sources of competition include home video exhibition and Direct Broadcast Satellite (DBS) services and multichannel multipoint distribution services (“MMDS”). DBS and cable operators in particular are competing more aggressively than in the past for advertising revenues. This competition could adversely affect our stations’ revenues and performance in the future.

In addition, SHVIA allows on a limited basis, satellite carriers to provide distant stations’ signals with the same network affiliation as our stations to their subscribers.

Moreover, technology advances and regulatory changes affecting programming delivery through fiber optic telephone lines and video compression could lower entry barriers for new video channels and encourage the development of increasingly specialized “niche” programming. Telephone companies are permitted to provide video distribution services via radio communication, on a common carrier basis, as “cable systems” or as “open video systems,” each pursuant to different regulatory schemes. Additionally, in January 2004, the FCC concluded an auction for licenses operating in the 12 GHz band that can be used to provide multichannel video programming distribution.  We are unable to predict what other video technologies might be considered in the future or the effect that technological and regulatory changes will have on the broadcast television industry and on the future profitability and value of a particular broadcast television station.

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

We also compete for programming, which involves negotiating with national program distributors or syndicators that sell first-run and rerun packages of programming. Our stations compete for exclusive access to those programs against in-market broadcast station competitors for syndicated products. Although historically cable systems did not generally compete with local stations for programming, more recently national cable networks have more frequently acquired programs that would have otherwise been offered to local television stations. Public broadcasting stations generally compete with commercial broadcasters for viewers but not for advertising dollars.

We believe that programming prices are rising for quality half-hour entertainment syndicated programming as the network industry has become less reliant on the sitcom format to attract viewers.  We believe that this will result in greater amounts of independently produced programming aimed at filling the programming needs of television broadcasters.  It is not clear how this will affect the viewing levels and programming costs of out stations in the future.

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

EMPLOYEES

As of December 31, 2003, we had approximately 3,266 employees. Approximately 146 employees at eight of our television stations are represented by labor unions under certain collective bargaining agreements. We have not experienced any significant labor problems and consider our overall labor relations to be good.

AVAILABLE INFORMATION

Our Internet address is: www.sbgi.net. We make available, free of charge through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such documents are electronically filed or furnished with the SEC.  We have made these filings available since prior to November 15, 2002.  In addition, our quarterly earnings conference calls are web cast until the subsequent quarter’s earnings call via our website.

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

	OWNED	LEASED
Office and Studio Buildings	610,840 square feet	472,492 square feet
Office and Studio Land	54 acres	4 acres
Transmitter Building Site	65,909 square feet	52,545 square feet
Transmitter and Tower Land	1,350 acres	3,212 acres

We believe that all of our properties, both owned and leased, are generally in good operating condition, subject to normal wear and tear and are suitable and adequate for our current business operations.

ITEM 3.          LEGAL PROCEEDINGS

Lawsuits and claims are filed against us from time to time in the ordinary course of business. These actions are in various preliminary stages and no judgments or decisions have been rendered by hearing boards or courts. We do not believe that these actions, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

We have filed a petition for reconsideration with the FCC to reconsider its denial of the acquisition of WBSC-TV and recently amended our application to acquire the license in light of the FCC’s new multiple ownership rules adopted in June 2003.  However, the new rules have been stayed by the U.S. Court of Appeals for the Third Circuit, pending its review of the rules.  We also filed applications in November 2003 to acquire the license assets of the remaining five Cunningham stations, WRGT-TV, Dayton, Ohio, WTAT-TV, Charleston, South Carolina, WVAH-TV, Charleston, West Virginia, WNUV-TV, Baltimore, Maryland, and WTTE-TV, Columbus, Ohio.  These applications are pending and may also be impacted by the existence of the stay of the FCC’s new multiple ownership rules.  The Rainbow/PUSH Coalition has filed a petition to deny these five applications and to revoke all of Sinclair’s licenses.  We believe the petition is without merit and, as with past petitions filed by Rainbow/PUSH, will not result in the revocation of any of Sinclair’s licenses.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our shareholders during the fourth quarter of 2003.

PART II

ITEM 5.          MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Our class A common stock is listed for trading on the NASDAQ stock market under the symbol SBGI. The following table sets forth for the periods indicated the high and low sales prices on the NASDAQ stock market.

2003	High	Low
First Quarter	$12.02	$7.68
Second Quarter	13.24	7.76
Third Quarter	12.20	9.63
Fourth Quarter	15.43	10.12

2002	High	Low
First Quarter	$13.78	$9.00
Second Quarter	17.75	11.95
Third Quarter	14.97	9.97
Fourth Quarter	14.16	10.35

As of February 13, 2004, there were approximately 71 shareholders of record of our common stock. This number does not include beneficial owners holding shares through nominee names.  Based on information available to us, we believe we have more than 5,000 beneficial owners of our class A common stock.

We generally have not paid a dividend on our common stock and do not expect to pay dividends on our common stock in the foreseeable future.  Our 2002 Bank Credit Agreement and some of our subordinated debt instruments generally restrict us from paying dividends on our common stock.  Under the indentures governing our 8.75% senior subordinated notes due 2011 and 8% senior subordinated notes due 2012, we are restricted from paying dividends on our  common stock unless certain specified conditions are satisfied, including that:

•      no event of default then exists under the indenture or certain other specified agreements relating to our indebtedness; and

•      we, after taking account of the dividend, are in compliance with certain net cash flow requirements contained in the indenture. In addition, under certain of our senior unsecured debt, the payment of dividends is not permissible during a default thereunder.

ITEM 6.          SELECTED FINANCIAL DATA

The selected consolidated financial data for the years ended December 31, 2003, 2002, 2001, 2000 and 1999 have been derived from our audited consolidated financial statements. The consolidated financial statements for the years ended December 31, 2003, 2002 and 2001 are included elsewhere in this report.

The information below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements included elsewhere in this report.

STATEMENT OF OPERATIONS DATA

(dollars in thousands, except per share data)

	Years Ended December 31,
	2003	2002	2001	2000	1999
Statement of Operations Data:
Net broadcast revenues (a)	661,778	$670,534	$623,837	$699,422	$643,088
Revenues realized from station barter arrangements	62,395	60,911	53,889	54,595	60,052
Other operating divisions’ revenues	14,568	4,344	6,925	4,494	—
Total revenues	738,741	735,789	684,651	758,511	703,140
Station production expenses	147,937	140,060	142,696	149,048	140,651
Station selling, general and administrative expenses	145,895	143,348	140,138	142,388	116,795
Expenses recognized from station barter arrangements	57,365	54,567	48,159	48,543	54,463
Depreciation and amortization (b) (c)	171,393	185,939	260,526	230,889	204,612
Stock-based compensation	1,498	1,399	1,559	1,762	2,467
Other divisions’ operating expenses	16,375	6,051	8,910	7,076	—
Corporate general and administrative expenses	25,255	19,795	19,750	22,305	18,646
Impairment and write down charge of long-lived assets	—	—	16,075	—	—
Restructuring costs	—	—	3,700	—	—
Contract termination costs	—	—	5,135	—	—
Cumulative adjustment for change in assets held for sale	—	—	—	619	—
Operating income	173,023	184,630	38,003	155,881	165,506
Interest expense (c)	(128,228)	(126,500)	(143,574)	(152,219)	(181,569)
Subsidiary trust minority interest expense (d)	(11,246)	(23,890)	(23,890)	(23,890)	(23,890)
Net (loss) gain on sale of broadcast assets	(517)	(478)	204	—	(418)
Unrealized gain (loss) on derivative instrument	17,354	(30,939)	(32,220)	(296)	15,747
Loss from extinguishment of securities	(15,187)	(15,362)	(22,010)	—	—
Income (loss) related to investments	1,193	(1,189)	(7,616)	(16,764)	—
Interest and other income	2,028	3,585	3,758	2,812	3,082
Income (loss) before income taxes	38,420	(10,143)	(187,345)	(34,476)	(21,542)
(Provision) benefit for income taxes	(15,669)	4,162	59,675	(3,355)	(23,281)
Income (loss) from continuing operations	22,751	(5,981)	(127,670)	(37,831)	(44,823)
Discontinued Operations:
Income (loss) from discontinued operations, net of related income taxes	1,641	372	(52)	6,932	20,235
Gain on sale of broadcast assets, net of related income taxes	—	7,519	—	108,264	192,372
Cumulative adjustment for change in accounting principle, net of related income taxes	—	(566,404)	—	—	—
Net income (loss)	$24,392	$(564,494)	$(127,722)	$77,365	$167,784
Net income (loss) available to common shareholders	$14,042	$(574,844)	$(138,072)	$67,015	$157,434

	Years Ended December 31,
	2003	2002	2001	2000	1999
Per Share Data:
Basic earnings (loss) per share from continuing operations	$0.14	$(0.19)	$(1.64)	$(0.53)	$(0.57)
Basic earnings per share from discontinued operations	$0.02	$0.09	$—	$1.26	$2.20
Basic loss per share from cumulative effect of accounting change	$—	$(6.64)	$—	$—	$—
Basic earnings (loss) per share	$0.16	$(6.74)	$(1.64)	$0.73	$1.63
Diluted earnings (loss) per share from continuing operations	$0.14	$(0.19)	$(1.64)	$(0.53)	$(0.57)
Diluted earnings per share from discontinued operations	$0.02	$0.09	$—	$1.26	$2.20
Diluted loss per share from cumulative effect of accounting change	$—	$(6.64)	$—	$—	$—
Diluted earnings (loss) per share	$0.16	$(6.74)	$(1.64)	$0.73	$1.63

Balance Sheet Data:
Cash and cash equivalents	$28,730	$5,327	$32,063	$4,091	$16,408
Total assets	$2,564,582	$2,606,773	$3,289,426	$3,324,435	$3,543,305
Total debt (e)	$1,732,457	$1,551,970	$1,685,630	$1,616,426	$1,792,339
HYTOPS (f)	$—	$200,000	$200,000	$200,000	$200,000
Total shareholders’ equity	$229,005	$211,180	$771,960	$912,530	$974,917

(a)           “Net broadcast revenues” are defined as broadcast revenues net of agency commissions.

(b)           Depreciation and amortization includes amortization of program contract costs and net realizable value adjustments, depreciation and amortization of property and equipment and amortization of acquired intangible broadcasting assets, other assets and costs related to excess syndicated programming.

(c)           Depreciation and amortization and interest expense amounts differ from prior presentations for the fiscal years ended December 31, 2000 and 1999. Previously the amortized costs associated with the issuance of indebtedness had been classified as depreciation and amortization instead of being classified as interest expense. Accordingly, we reclassified $3,313 and $3,288 as interest expense for the fiscal years ended December 31, 2000 and 1999, respectively.

(d)           Subsidiary trust minority interest expense represents the distributions on the HYTOPS and amortization of deferred finance costs. See footnote (f).

(e)           “Total debt” is defined as long-term debt, net of unamortized discount and capital lease obligations, including the current portion thereof. Total debt does not include the HYTOPS or our preferred stock.

(f)            HYTOPS represents our high yield trust originated preferred securities representing $200 million aggregate liquidation value, which were redeemed in 2003.

ITEM 7.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

We are a diversified television broadcasting company that owns and operates, provides programming services pursuant to LMAs or provides sales services pursuant to outsourcing agreements to more television stations than all but one other commercial broadcasting group in the United States. We currently own, provide programming services pursuant to LMAs or provide sales services to 62 television stations in 39 markets. We currently have duopolies, where we own and operate two stations, in ten markets; own and operate a station and provide programming and operating services to a second station in nine markets; and own a station and provide or are provided sales, operational and managerial services to a second station in four markets.

Our operating revenues are derived from local and national advertisers and, to a much lesser extent, from political advertisers and television network compensation. Our revenues from local advertisers have continued to trend upward and revenues from national advertisers have continued to trend downward when measured as a percentage of gross broadcast revenue. We believe this trend is the result of our focus on increasing local advertising revenues as a percentage of total advertising revenues, from a decrease in overall spending by national advertisers and from a competitive increase in the number of media outlets providing national advertisers a means by which to advertise their goods or services. Our efforts to mitigate the effect of increasing national media outlets include continuing our efforts to increase local revenues and developing innovative marketing strategies to sell traditional and non-traditional services to our advertisers.

Our primary operating expenses are syndicated program rights fees, commissions on revenues, employee salaries and newsgathering and station promotional costs.  Amortization and depreciation of costs other than goodwill associated with the acquisition of the stations and interest carrying charges are significant factors in determining our overall profitability.

Sinclair Television Group, Inc. (STG) is a wholly owned subsidiary of Sinclair Broadcast Group, Inc. that we created in 2003.  As part of our redemption of our HYTOPS, on September 30, 2003, we completed the creation of a modified holding company structure, whereby we transferred substantially all of our television broadcast assets and liabilities to STG. As such, STG has become the primary obligor under our existing Bank Credit Agreement, the 8.75% Senior Subordinated Notes due 2011 and the 8% Senior Subordinated Notes due 2012.  Our class A Common Stock, class B Common Stock, Series D Convertible Exchangeable Preferred Stock and the 4.875% Convertible Senior Subordinated Notes remain at Sinclair Broadcast Group, Inc. and are not obligations or securities of STG.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of our operations are based on our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, income taxes, program contract costs, property and equipment, intangible assets, investments and derivative contracts. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We have identified the policies below as critical to our business operations and the understanding of our results of operations. For a detailed discussion on the application of these and other accounting policies, see the Notes to the Consolidated Financial Statements.

Allowance for Doubtful Accounts.  We maintain an allowance for doubtful accounts for estimated losses resulting from extending credit to our customers that are unable to make required payments. If the economy and/or the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make their payments, additional allowances may be required.

Program Contract Costs.  We have agreements with distributors for the rights to television programming over contract periods, which generally run from one to seven years. Contract payments are made in installments over terms that are generally equal to or shorter than the contract period. Each contract is recorded as an asset and a liability at an amount equal to its gross contractual commitment when the license period begins and the program is available for its first showing. The portion of program contracts which become payable within one year is reflected as a current liability in the Consolidated Balance Sheets.

The rights to program materials are reflected in the Consolidated Balance Sheets at the lower of unamortized cost or estimated net realizable value (NRV). Estimated net realizable values are based upon management’s expectation of future advertising revenues net of sales commissions to be generated by the remaining program material. Amortization of program contract costs is generally computed using either a four year accelerated method or based on usage, whichever yields the greater amortization for each program. Program contract costs, estimated by management to be amortized in the succeeding year, are classified as current assets. Payments of program contract liabilities are typically paid on a scheduled basis and are not affected by adjustments for amortization or estimated net realizable value. If our estimate of future advertising revenues declines, then additional writedowns to net realizable value may be required.

Valuation of Goodwill, Long-Lived Assets and Intangible Assets.  We periodically evaluate our goodwill, broadcast licenses, long-lived assets and intangible assets for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on estimated future cash flows, market conditions, operational performance of our stations and legal factors.

Future events could cause us to conclude that impairment indicators exist and that the net book value of long-lived assets and intangible assets is impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

We have determined our broadcast licenses to be indefinite-lived intangible assets under SFAS No. 142, which requires such assets to be tested for impairment on an annual basis. We test our broadcast licenses by estimating the fair market value of each FCC license using a discounted cash flow model. We then compare the estimated fair market value to the book value to determine if an impairment exists.  Our discounted cash flow model is based on our judgment of future market conditions within the designated marketing area of each broadcast license as well as discount rates that would be used by market participants in an arms-length transaction. Future events could cause us to conclude that market conditions have declined or discount rates have increased to the extent that our broadcast licenses could be impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Income Taxes.  We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. A valuation allowance has been provided for deferred tax assets relating to various state net operating loss (NOL) carryforwards based on historical taxable income, projected future taxable income and the expected timing of the reversals of existing temporary differences. Although realization is not assured for the remaining deferred tax assets, we believe that it is more likely than not that they will be realized through future taxable earnings or alternative tax strategies. If we are unable to generate sufficient taxable income, if there is a material change in our projected future taxable income or if there is a change in our ability to utilize the state NOL carryforwards due to changes in state laws, we will make any necessary adjustments to the valuation allowance. This may result in a substantial increase in our effective tax rate and a material adverse impact on our financial condition and results of operation.  Management periodically performs a comprehensive review of our tax positions and accrues amounts for tax contingencies.  Based on these reviews, the status of ongoing audits and the expiration of applicable statute of limitations, accruals are adjusted as necessary. The resolution of audits is unpredictable and could result in tax liabilities that are significantly higher or lower than that which has been provided by us.

Set forth below are the principal types of broadcast revenues received by our stations for the periods indicated and the percentage contribution of each type to our total gross broadcast revenues:

BROADCAST REVENUE

(dollars in thousands)

	Years ended December 31,
	2003		2002		2001
Local/regional advertising	$437,380	57.3%	$413,428	53.3%	$391,872	54.3%
National advertising	300,198	39.3%	309,923	40.0%	307,514	42.7%
Network compensation	17,436	2.3%	16,450	2.1%	16,754	2.3%
Political advertising	6,506	0.9%	33,176	4.3%	2,559	0.4%
Production	1,817	0.2%	1,966	0.3%	2,069	0.3%
Broadcast revenues	763,337	100.0%	774,943	100.0%	720,768	100.0%
Less: agency commissions	(101,560)		(104,409)		(96,931)
Broadcast revenues, net	661,778		670,534		623,837
Barter revenues	62,395		60,911		53,889
Other revenues	14,568		4,344		6,925
Total revenues	$738,741		$735,789		$684,651

Our primary types of programming and their approximate percentages of 2003 net broadcast revenues were syndicated programming (43.5%), network programming (29.4%), news (14.5%), direct advertising programming (7.1%), sports programming (3.0%), children’s programming (0.5%) and other programming (2.0%). Similarly, our five largest categories of advertising and their approximate percentages of 2003 net broadcast revenues were automotive (24.0%), professional services (11.5%), fast food (6.4%), paid programming including religious programming (8.2%) and retail department stores (6.2%).  No other advertising category accounted for more than 4.2% of our broadcast revenues in 2003. No individual advertiser accounted for more than 3.0% of our consolidated net broadcast revenues in 2003.

The following table sets forth certain of our operating data for the years ended December 31, 2003, 2002 and 2001.  For definitions of items, see footnotes to table in Item 6. Selected Financial Data.

OPERATING DATA

(dollars in thousands)

	Years ended December 31,
	2003	2002	2001
Net broadcast revenue	$661,778	$670,534	$623,837
Revenues realized from station barter arrangements	62,395	60,911	53,889
Other operating divisions’ revenue	14,568	4,344	6,925
Total revenue	738,741	735,789	684,651
Station production expenses	147,937	140,060	142,696
Station selling, general and administrative expenses	145,895	143,348	140,138
Expenses recognized from station barter arrangements	57,365	54,567	48,159
Depreciation and amortization	171,393	185,939	260,526
Stock-based compensation	1,498	1,399	1,559
Other operating divisions’ expenses	16,375	6,051	8,910
Corporate general and administrative expenses	25,255	19,795	19,750
Impairment and write down charge of long-lived assets	—	—	16,075
Restructuring costs	—	—	3,700
Contract termination costs	—	—	5,135
Operating income	$173,023	$184,630	$38,003
Cumulative effect of change in accounting principle	$—	$(566,404)	$—
Net income (loss)	$24,392	$(564,494)	$(127,722)
Net income (loss) available to common shareholders	$14,042	$(574,844)	$(138,072)

RESULTS OF OPERATIONS

Overview

During the beginning of 2003, our operating results reflected an overall increase in advertising revenues experienced by the broadcasting industry, partially offset by the negative effect of the war in Iraq.  Excluding the effect of political advertising revenue, we continued to see an increase in local advertising spending primarily due to our direct mail initiatives and growth in our largest categories of automotive and services.  National sales declined due to lower advertising spending primarily by soft drink, fast food and movie advertisers.    Due to the biennial cycle for political races and elections, we expect to benefit in 2004 from additional political revenues due to the Presidential and other federal, state and local elections, as well as benefit from additional revenues from our direct mail initiatives.

Our results also include increased expenses reflecting continued expansion of our News Central operations, our direct mail sales effort and our continued expenditures related to our conversion to digital television.  Using our News Central model we continued to implement local news programming, which brought our total news franchise to 38 stations in 31 markets with 13 of those stations in 11 markets operating under News Central.  Our focus for 2004 will primarily be on adding additional news dayparts and converting certain existing news stations to the more cost effective News Central model.  We continue to target direct mail advertisers and introduce the direct mail advertisers to television as a medium to reach their customers.  We are expanding our direct mail initiatives with plans to add more mailings during 2004.  We expect capital expenditures for the year of approximately $40 million, as described later in this section under the heading, Liquidity and Capital Resources.

Years Ended December 31, 2003 and 2002

Net income available to common shareholders for the year ended December 31, 2003 was $14.0 million or $0.16 per share, compared to a net loss of $574.8 million or a loss of $6.74 per common share for the year ended December 31, 2002.  The primary reason for the reduction in the net loss was the adoption of SFAS No. 142, Goodwill and Other Intangible Assets during the first quarter of 2002.  As a result of adopting SFAS No. 142, we recorded an impairment charge of $566.4 million, related to our broadcast licenses and goodwill, which was reflected as a cumulative effect of a change in accounting principle in our consolidated statement of operations, net of related tax benefit of $30.4 million during the first quarter of 2002.  We also recorded an unrealized gain on derivative instruments of $17.4 million for the year ended December 31, 2003 compared to an unrealized loss on derivative instruments of $30.9 million for the year ended December 31, 2002.   These were non-cash charges which had no effect on our liquidity or capital resources currently or prospectively.  (See Note 1, Summary of Significant Accounting Policies, Note 3, Goodwill and Other Intangible Assets and Note 7, Derivative Instruments in the Notes to our Consolidated Financial Statements.)

Net broadcast revenues decreased to $661.8 million for the year ended December 31, 2003 from $670.5 million for the year ended December 31, 2002, or 1.3%.  During the year ended December 31, 2003, we had decreased revenue due to cyclical or non-recurring events as follows:  $2.2 million related to the war in Iraq, $23.1 million related to political advertising, $1.6 million related to the Super Bowl and $1.0 million related to the Olympics.  The decline in Super Bowl revenue occurred because the Super Bowl aired on our eight ABC stations during 2003 versus our twenty FOX stations during 2002.  The Super Bowl aired on our three CBS stations in 2004 and will air on our twenty Fox stations in 2005 and on our eight ABC stations in 2006.  The decreased revenue due to cyclical or non-recurring events was greatly offset by increased revenue of $14.7 million related to our direct mail initiative.  From a revenue category standpoint, the year ended December 31, 2003 was positively impacted by higher advertising revenue generated from the automotive, professional service, school, paid programming, restaurant and home product sectors, offset by decreases in political, soft drink, fast food, movie, telecommunication and retail sectors.

During the year ended December 31, 2003, national revenues decreased to $251.9 million or 7.4%, from $271.9 million during the same period last year.  National political revenues decreased $16.5 million or 82.1%.  During the year ended December 31, 2003, local revenues increased to $379.2 million or 2.8% from $369.0 million during the same period last year.  Local political revenues decreased $6.5 million or 79.8%, offsetting 1.8% of the increase in total local revenues.  The decrease in political revenues was primarily the result of many more elections held during the 2002 period, as compared to the same period in 2003.

National revenues, excluding political revenues, decreased $3.4 million to $248.3 million or 1.4%, during the year ended December 31, 2003 from $251.7 million for the same period last year.  Local revenues, excluding political revenues, increased $16.7 million to $377.5 million or 4.6%, during the year ended December 31, 2003 from $360.8 million for the same period last year.  Excluding political revenues, national revenues declined due to lower advertising spending primarily in the soft drink, fast food, telecommunications, and movie sectors.  The increase in local revenues is related to our continued

focus on local sales and our direct mail conversion initiative that, as noted above, generated increased revenues of $14.7 million during the year ended December 31, 2003, as compared to the same period last year.

From a network affiliate perspective, broadcast revenue from time sales at our FOX affiliates, which represents 37.6% of the total, decreased $3.8 million to $237.1 million, or 1.6% during the year ended December 31, 2003 from $240.9 million for the same period last year.  Excluding the political revenue decrease of $4.7 million in the year ended December 31, 2003 as compared to the same period last year, our FOX affiliate would have experienced growth of 0.4%.  Our ABC, CBS, and NBC network affiliates, representing 16.6%, 7.4%, and 4.2%, respectively of total net time sales experienced similar results.  Excluding political revenue decreases in the year ended December 31, 2003 as compared to the same period last year of $9.5 million, $4.5 million, and $2.9 million, respectively, ABC, CBS, and NBC affiliates would have experienced growth of 2.6%, 2.5%, and 5.5%.  Our UPN and WB affiliates experienced growth for the year ended December 31, 2003 excluding political revenue, of 9.4% and 2.2%, respectively, compared with the year ended December 31, 2002.

During the year ended December 31, 2003, the G1440 operating divisions’ revenue that related to software development and consulting increased by $0.4 million to $4.7 million, or 9.3%, from $4.3 million for the same period last year.  Other operating divisions’ revenue related to our interest in Acrodyne increased by $9.9 million because beginning January 1, 2003, we commenced consolidating the financial statements of Acrodyne and discontinued accounting for the investments under the equity method of accounting.  Other operating divisions’ expenses increased by $10.3 million, of which $11.4 million resulted from the consolidation of Acrodyne, offset by a decrease in general and administrative costs of $1.1 million for G1440, primarily related to the consolidation from three offices to one office and continued focus on cost reduction, for the year ended December 31, 2003, as compared to the year ended December 31, 2002.

Station production expenses were $147.9 million for the year ended December 31, 2003 compared to $140.1 million for the year ended December 31, 2002, an increase of $7.8 million, or 5.6%.  The increase in station production costs primarily related to an increase in promotion costs of $3.3 million during the February 2003 ratings sweeps compared to February 2002, when we reduced our spending due to direct competition from the Olympics, offset by decreased promotional spending in the second and third quarter of $0.3 million in six of our markets.  We also experienced increases in spending of $2.6 million for the News Central expansions in our Tampa, Flint, Milwaukee, Birmingham, Las Vegas, Cincinnati, and Greensboro markets, Nielsen rating service fees of $1.1 million related to new contracts for eleven stations, $1.1 million in affiliate fees, engineering costs of $0.5 million related to news expansions in the fourth quarter, the full year effect of the addition of our WNAB-TV outsourcing agreement during the second quarter of 2002, and increased electricity costs related to digital TV of $0.4 million.  These increases were offset by a decrease in programming and production costs of $0.5 million related to our outsourcing and LMA agreements, a decrease in music license fees of $0.3 million, and other miscellaneous decreases of $0.1 million. Going forward we will continue our news expansion by bringing news to new markets, converting certain existing news stations to the more cost effective News Central model, and adding additional news dayparts at other stations.

Station selling, general and administrative expenses were $145.9 million for the year ended December 31, 2003 compared to $143.3 million for the year ended December 31, 2002, an increase of $2.6 million, or 1.8%. We experienced increases in direct mail marketing campaign costs of $3.2 million, sales expense for the addition of our WNAB-TV outsourcing agreement of $0.5 million, an increase in sales compensation costs of $2.9 million, legal fees of $0.5 million, and miscellaneous general and administrative costs of $0.1 million.  We will continue our direct mail initiative with plans to add additional mailings during 2004.  These increases were offset by a decrease in selling, general and administrative expenses related to a reduction of $2.4 million in bad debt expense as a result of improvements in the economy, national commissions of $0.9 million, expenses for Cunningham of $0.6 million, trade expense of $0.3 million, property taxes of $0.3 million, and vacation expense of $0.1 million.

Depreciation and amortization decreased $14.5 million to $171.4 million for the year ended December 31, 2003 from $185.9 million for the year ended December 31, 2002.  The decrease in depreciation and amortization for the year ended December 31, 2003, as compared to the year ended December 31, 2002 was related to a decrease in amortization of $20.2 million related to our program contract costs and NRV adjustments as a result of a lower cost of additions of new programming during 2003 as compared to 2002 and a decrease in NRV adjustments, offset by an increase in fixed asset depreciation of $5.7 million related to our property additions, primarily resulting from our digital television conversion and centralized news investments.   We expect amortization related to our program contract costs will decrease from 2003 but it will be a smaller decrease than we had from 2002 to 2003.  We will have additional property additions in 2004 related to the completion of our digital roll-out and the expansion of our news.

Corporate general and administrative expenses increased $5.5 million to $25.3 million for the year ended December 31, 2003 from $19.8 million for the year ended December 31, 2002, or 27.8%. Corporate general and administrative expense represents the cost to operate our corporate headquarters location.  Such costs include corporate departmental salaries, bonuses and fringe benefits, directors and officers’ liability insurance, rent, telecommunications, consulting fees, legal and accounting fees and director fees.  Corporate departments include executive committee, treasury, finance and accounting, human resources, technology, corporate relations, legal, sales, operations, purchasing, programming, corporate direct mail administration and centralized news.  The increase in corporate general and administrative expenses primarily relates to an increase of $3.2 million for the launch of our centralized news and weather format as well as the centralization of our promotion and programming operations, consulting fees of $0.9 million, increased costs for telecommunications related to upgrades of $0.5 million, insurance costs of $0.5 million, administrative expenses related to our direct mail initiative of $0.2 million and other miscellaneous increases in expense of $0.2 million.

Interest expense increased to $128.2 million for the year ended December 31, 2003 from $126.5 million for the year ended December 31, 2002 or 1.3%.  The increase in interest expense resulted from the higher interest expense from the redemption of HYTOPS, offset by financing of indebtedness at lower interest rates during July, November, and December 2002 and May 2003.  Subsidiary trust minority interest expense decreased to $11.2 million for the year ended December 31, 2003 from $23.9 million for the year ended December 31, 2002, or 53.1%, as a result of the redemption of HYTOPS in June of 2003.

Our income tax provision was $15.7 million for the year ended December 31, 2003 compared to an income tax provision of $4.2 million for the year ended December 31, 2002.  Our tax rate changed to a provision in 2003, from a benefit in 2002, because we reported taxable net income in 2003, compared to a net loss in 2002.  The effective tax rate from continuing operations decreased slightly to 40.8% for the year ended December 31, 2003 from 41.0% for the year ended December 31, 2002.

Years Ended December 31, 2002 and 2001

During 2002, we continued to see strengthening in our broadcast business even without regard to the significant inflow of political advertising revenues. Net broadcast revenues, excluding political revenues, grew despite the economy not being in a full recovery and a threat of war looming. The growth came from both the local and national markets. Throughout 2002, our quarterly revenues, excluding political, grew at successively higher growth rates.

Net loss available to shareholders for the year ended December 31, 2002 was $574.8 million or net loss of $6.74 per share compared to net loss of $138.1 million or loss of $1.64 per share for the year ended December 31, 2001. The net loss for the year ended December 31, 2002 was largely the result of the cumulative effect of change in accounting principle of $566.4 million net of taxes.

As a result of adopting SFAS No. 142, we recorded an impairment charge of $566.4 million related to our broadcast licenses and goodwill reflected as a cumulative effect of a change in accounting principle on our consolidated statement of operations, net of the related tax benefit of $30.4 million during the first quarter 2002. This was a non-cash charge which had no effect on our liquidity or capital resources currently or prospectively. Without this charge, our net loss available to shareholders during the year ended December 31, 2002 would have been $8.4 million. (See Note 3, Goodwill and Other Intangible Assets, in our Notes to our Consolidated Financial Statements.)

Net broadcast revenues increased to $670.5 million for the year ended December 31, 2002 from $623.8 million for the year ended December 31, 2001 or 7.5%. The year ending December 31, 2002 was positively impacted by higher advertising revenues generated from the political, automotive, services, restaurants, home products, schools and beer/wine, offset by weakness in the fast food and soft drink sectors. During the year ended December 31, 2002, national revenues increased to $271.9 million or 7.0%, from $254.0 million during 2001. National political revenues increased $19.1 million or 1,888.0%. During the year ended December 31, 2002, local revenues increased to $369.0 million, or 8.3%, from $340.6 million during 2001. Local political revenues increased $6.9 million, or 556.0%, representing 2.0% of the increase in total local revenues. The increase in political revenues was primarily the result of the several primary and general elections during 2002. During the year ended December 31, 2002, we had increased revenue of $6.6 million related to our direct mail initiative, $2.2 million related to the Super Bowl and $1.0 million related to the Olympics. During the year ended December 31, 2001 we estimate that we had decreased revenues of $5.4 million related to the terrorist attacks of September 11, 2001.

National revenues, excluding political revenues, declined $1.3 million to $251.7 million or 0.5%, during the year ended December 31, 2002 from $253.0 million during the year ended December 31, 2001. Local revenues, excluding political revenues, increased $21.5 million to $360.8 million, or 6.3%, during the year ended December 31, 2002 from $339.3 million during 2001.

Same station basis is a comparison of only the stations that we owned or provided programming and operating services pursuant to an LMA for both entire years ending December 31, 2002 and 2001. Comparing results on a “same stations basis” enhances the understanding of our business and revenue growth because we are able to disclose our ability to grow revenue at television stations owned and operated during the two most recent fiscal years. This enables us to eliminate the impact of partial year activity of acquisitions and dispositions occurring during the two most recent fiscal years. While reporting actual historical results for all stations owned and operated during the fiscal year is vital to understanding our performance, we believe that it is important to analyze stations owned during both fiscal years as a measure of our operating performance. On a same station basis for the year ended December 31, 2002, national revenues including political revenues increased $17.2 million, or 6.8%, and local sales increased $29.4 million, or 8.8%, over 2001. The increase in national revenues was primarily due to the increase in political revenues. The increase in local revenues is related to our continued focus on developing a strong local sales force at each of our stations.

In addition, for the year ended December 31, 2001, the events of September 11, 2001 had a direct impact on the revenues of media related businesses. The terrorist attacks led to the pre-emption and cancellation of advertisements, which caused an estimated $5.4 million revenue loss during 2001.

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

Station production expenses decreased $2.6 million to $140.1 million for the year ended December 31, 2002 from $142.7 million for the year ended December 31, 2001. The decrease in operating costs related to a decrease of $6.5 million related to our LMA fees, due to the acquisition of 15 television broadcast licenses during the three months ended March 31, 2002. Our results of operations from LMA stations are typically lower than they would have been if we had owned the televisions stations. The results of operations of our LMA stations was lower because of higher programming and production expenses due to the incurrence of the LMA fees.  News costs decreased by $3.5 million related to the discontinuation of news at our stations KDNL-TV, St. Louis, Missouri and WXLV-TV, Winston-Salem, North Carolina. In addition, other miscellaneous production expense decreased by $0.4 million. These decreases were offset by increases of $2.1 million in engineering costs, $1.7 million related to music license fees, $1.5 million in programming fees related to increased costs for affiliate agreements, $1.3 million in rating service fees, and $1.2 million related to increased promotional spending during the May Sweeps.

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

For the year ended December 31, 2002, we did not incur any restructuring charges, impairment and write-down of long-lived assets (except for the impact of adopting SFAS No. 142) or contract termination costs. During the three months ended March 31, 2001, we offered a voluntary early retirement program to our eligible employees and implemented a restructuring program to reduce operating and overhead costs. As a result, we reduced our staff by 186 employees and incurred a restructuring charge of $2.3 million, which is included in the accompanying consolidated statements of operations. During September 2001, our station KDNL-TV in St. Louis, Missouri, discontinued programming its local news broadcast. As a result, we incurred a restructuring charge of $1.1 million. During December 2001, WXLV-TV in Winston-Salem, North Carolina discontinued programming its local news broadcast. As a result we incurred a restructuring charge of $0.3 million. The restructuring charges related to severance and operating contract termination costs. During the year ended December 31, 2001, we incurred an impairment and write-down of long-lived assets of $5.5 million and contract termination costs of $5.1 million.

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

Our income tax provision was $4.2 million for the year ended December 31, 2002 compared to an income tax benefit of $59.6 million for the year ended December 31, 2001. The effective tax rate from continuing operations increased to 41.0% for the year ended December 31, 2002, from 31.3% for the year ended December 31, 2001.  The increase is primarily because (prior to the implementation of SFAS No. 142 for 2002) our reported income in 2001 was reduced by amortization of goodwill, which was non-deductible for tax purposes.

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

For the year ended December 31, 2002, we reported a $9.8 million loss related to the call premium and write-off of deferred financing costs and interest, net of taxes, resulting from the repayment of our $300.0 million Term Loan Facility and 1998 Bank Credit Agreement and the early redemption of our 9% senior subordinated notes due 2007 and our 8.75% senior subordinated notes due 2007.

For the year ended December 31, 2001, we reported a $14.2 million loss related to the call premium and write-off of deferred financing costs and interest, net of taxes, resulting from the early redemption of our 10% senior subordinated notes due 2005, and amendments to our bank credit agreement.

As a result of the implementation of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, one of our derivatives does not qualify for special hedge accounting treatment. Therefore, this derivative must be recognized in the balance sheet at fair market value and the changes in fair market value are reflected in earnings. As a result, we recognized $32.2 million of losses during 2001 and $30.9 million of losses during 2002.

Recent Accounting Pronouncements

We adopted Statement of Financial Accounting Standard (SFAS) No. 145, Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No,. 13 and Technical Corrections on January 1, 2003.  SFAS No. 145 requires us to record gains and losses on extinguishment of debt as a component of income from continuing operations rather than as an extraordinary item and we have reclassified such items for all periods presented.  There are other provisions contained in SFAS No. 145 that do not have a material effect on our financial statements.  For the year ended December 31, 2002, net loss from continuing operations increased to $6.0 million from net income of $3.9 million and the related loss per share increased to $0.19 per share from $0.08 loss per share after we reclassified our extraordinary item.

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51 (FIN 46).  FIN 46 introduces the variable interest consolidation model, which determines control and consolidation based on potential variability in gains and losses of the entity being evaluated for consolidation.  The FASB delayed the effective date of FIN 46 for certain variable interest entities until the first interim period ending after December 15, 2003  We are currently assessing various transactions to determine whether they could be considered a variable interest entity (VIE) and whether we would be the primary beneficiary under the amended guidance of FIN 46.

We have determined that the unrelated third-party owner of WNAB-TV in Nashville may be a VIE and that we may be the primary beneficiary of the variable interests as a result of the terms of our outsourcing agreement, put options and call options. As a result, we may be required to consolidate the assets and liabilities of WNAB-TV at their fair market values as of March 31, 2004 and we are currently assessing the impact of consolidating WNAB-TV on our results of operations.  We have not completed our analysis at this time.  We made payments to the unrelated third party owner of WNAB-TV of $2.3 million and $2.8 million related to our outsourcing agreement for the twelve months ended December 31, 2003 and December 31, 2002, respectively.  On January 2, 2003, we made an $18.0 million non-refundable deposit against the purchase price of the put or call option on the non-license assets.  We believe that our maximum exposure to loss as a result of our involvement with WNAB-TV consists of the fees that we pay related to the outsourcing agreement as well as any payments that we would be required to make under the put options held by the current owner related to the license and non-license assets.  (See Note 9, Commitments and Contingencies, WNAB Options in the Notes to our Consolidated Financial Statements.).

We have determined that Cunningham Broadcasting Corporation (Cunningham) is a VIE and that we are the primary beneficiary of the variable interests.  We already consolidate Cunningham; therefore, the implementation of FIN 46 will not have a material effect on our financial statements with respect to our variable interest in Cunningham. We made LMA payments to Cunningham of $4.7 million, $4.0 million, and $11.8 million for the years ended December 31, 2003, 2002 and 2001, respectively.  We received payments from Cunningham of $0.5 million and $0.2 million for the years ended December 31, 2003 and 2002, respectively. We believe that our maximum exposure to loss as a result of our involvement with Cunningham consists of the fees that we pay related to the LMA agreements as well as payments that we would make as a result of exercising our option to acquire Cunningham, which provides for an option exercise price based on a formula that provides a 10% annual return to Cunningham. (See Note 9, Commitments and Contingencies in the Notes to our Consolidated Financial Statements.)

We are currently evaluating the applicability of FIN 46 on our LMAs and outsourcing agreements and the possible impact on our results of operations and financial position.  We are currently reviewing these agreements to determine if the licensor represents a variable interest entity to us.  We believe the exposure to loss because of our involvement with the license holder for each station is minimal and can be measured by the incremental depreciation expense from the addition of the fixed assets of the license holder.

In January 2003, the Emerging Issues Task Force (EITF) issued EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables.  EITF 00-21 addresses the determination of whether an arrangement involving multiple deliverables contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement.  EITF 00-21 does not otherwise change the applicable revenue recognition criteria.  We adopted issue 00-21 on July 1, 2003 and have determined that our direct mail agreements constitute revenue arrangements with multiple deliverables that contain more than one unit of accounting. Consequently, we allocate the consideration that we receive for certain of these agreements between television accounting units and direct mail accounting units and we recognize the revenue and related expenses when the television spots are aired and when the direct mail pieces are mailed, respectively.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operations and availability under our 2002 Bank Credit Agreement. The 2002 Bank Credit Agreement consists of a $225.0 million Revolving Credit Facility maturing on June 30, 2008 and a $500.0 million Term Loan B Facility repayable in consecutive quarterly installments, amortizing 0.25% per quarter, commencing June 30, 2004 and continuing through its maturity on December 31, 2009.  The applicable interest rate on the Revolving Credit Facility is either LIBOR plus 1.25% to 2.25% or the alternative base rate plus 0.25% to 1.25% adjusted quarterly based on the ratio of total debt, net of cash, to four quarters’ trailing earnings before interest, taxes, depreciation and amortization, as adjusted in accordance with the 2002 Bank Credit Agreement.  The applicable interest rate on the Term Loan B Facility is either LIBOR plus 2.25% or the alternative base rate plus 1.25%.  Availability under the Revolving Credit Facility does not reduce incrementally and terminates at maturity.  We are required to prepay the Term Loan Facility and reduce the Revolving Credit Facility with (i) 100% of the net proceeds of any casualty loss or condemnation and; (ii) 100% of the net proceeds of any sale or other disposition of our assets in excess of $100 million in the aggregate for any fiscal year, to the extent not used to acquire new assets.

As of December 31, 2003, we had $28.7 million in cash balances and working capital of approximately $15.6 million. We anticipate that cash flow from our operations and revolving credit facility will be sufficient to satisfy our debt service obligations, dividend requirements, capital expenditure requirements and operating cash needs for the next year.  As of February 13, 2004, we had borrowed $460.9 million under our Term Loan B Facility and had not borrowed under our revolving credit facility. The remaining balance available under the revolving credit facility was $225.0 million as of February 13, 2004. Our ability to draw down our line of credit is based on pro forma trailing cash flow levels as defined in our 2002 Bank Credit Agreement and for the twelve months ended December 31, 2003, we had approximately $225.0 million available of current borrowing capacity under our revolving credit facility.

On April 19, 2002, we filed a $350.0 million universal shelf registration statement with the Securities and Exchange Commission which will permit us to offer and sell various types of securities from time to time. Offered securities may include common stock, debt securities, preferred stock, depositary shares or any combination thereof in amounts, prices and on terms to be announced when the securities are offered. If we determine it is in our best interest to offer any such securities, we intend to use the proceeds for general corporate purposes, including, but not limited to, the reduction, redemption or refinancing of debt or other obligations, acquisitions, capital expenditures, and working capital.

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

•      Under certain circumstances, we will pay contingent cash interest to the holders of the Convertible Notes during any six month period from January 15 to July 14 and from July 15 to January 14, commencing with the six month period beginning January 15, 2011.  This contingent interest feature is an embedded derivative which had a negligible fair value as of December 31, 2003.

We used the net proceeds from this private placement, along with the net proceeds from the issuance of $100.0 million of 8% Senior Subordinated Notes due 2012, to finance the redemption of the 11.625% High Yield Trust Originated Preferred Securities due 2009 (HYTOPS) to repay debt outstanding under our bank credit agreement and for general corporate purposes.  Net costs associated with the offering totaled $4.7 million.  These costs were capitalized and are being amortized as interest expense over the term of the Convertible Notes.

During May 2003, we completed a private placement of $100.0 million aggregate principal amount of Senior Subordinated Notes, which was an add-on issuance under the indenture relating to our 8% Senior Subordinated Notes due 2012.  The Senior Subordinated Notes were issued at a price of $105.3359 plus accrued interest from March 15, 2003 to May 28, 2003, yielding a rate of 7.00%.  We used the net proceeds, along with the net proceeds received in connection with our issuance of the Convertible Notes, to finance the redemption of the HYTOPS and for general corporate purposes.  Net costs associated with the offering totaled $1.4 million.  These costs were capitalized and are being amortized to interest expense over the term of the Senior Subordinated Notes.

On June 20, 2003, we redeemed the $200.0 million aggregate principal amount of the HYTOPS, plus the associated 4.65% call premium and accrued interest thereon.  The redemption was funded through the issuance of the 8% Senior Subordinated Notes due 2012 and the Convertible Notes.  We recognized a loss on debt extinguishment of $15.2 million consisting of a $9.3 million call premium, a write-off of the previous debt acquisition costs of $3.7 million and consideration and other fees of $2.2 million.

The guarantors of our registered debt securities are 100% owned by the parent and are comprised of certain of our subsidiaries whose guarantees are full and unconditional and joint and several. (See Note 18 in our consolidated financial statements for the condensed consolidating financial statements of our guarantor and non-guarantor subsidiaries.) Neither the parent nor the guarantors have any significant restrictions on their ability to obtain funds from their subsidiaries in the form of dividends or loans.

We hold two interest rate swap agreements that have a total notional amount of $575 million that expire on June 5, 2006.  During June 2003, we assigned $200 million of the notional amount to a second financial institution.  The instrument with a notional amount of $375 million contains a European style (that is, exercisable only on the expiration date) termination option and can be terminated partially or in full by the counterparty on June 3, 2004 and June 3, 2005 at its fair market value.   We estimate the fair market value of the $375 million agreement at December 31, 2003 to be $35.1 million based on a quotation from the counterparty and this amount is reflected as a component of other long-term liabilities on our consolidated balance sheet as of December 31, 2003.  If the counterparty chooses to partially or fully exercise its option to terminate the agreement, we will fund the payment from cash generated from our operating activities and/or borrowings under our bank credit agreement.

The weighted average interest rates for outstanding indebtedness relating to our Bank Credit Agreement during 2002 and as of December 31, 2002 were 5.14% and 4.12%, respectively. The weighted average interest rates of our Bank Credit Agreement during 2003 and as of December 31, 2003 were 3.64% and 3.41%, respectively.  During 2003, the interest expense relating to the Bank Credit Agreements was $18.0 million.  This trend primarily relates to a lower interest rate environment and there can be no assurances that this trend will continue.

Net cash flows from operating activities decreased to $148.8 million for the year ended December 31, 2003 from $149.6 million for the year ended December 31, 2002. We received income tax refunds net of payments of $38.3 million for the year ended December 31, 2003 as compared to income tax refunds, net of payments of $44.1 million for the year ended December 31, 2002. Interest payments on outstanding indebtedness and payments for subsidiary trust minority interest expense decreased $15.0 million, to $127.9 million for the year ended December 31, 2003 as compared to $142.9 million for the year ended December 31, 2002.  The decrease in interest payments was primarily due to the refinancing of indebtedness during November 2002, December 2002, and May 2003 and the lower rates on our Bank Credit Agreement described above.  (See Note 4 — Notes Payable and Commercial Bank Financing in our Notes to our Consolidated Financial Statements for more details regarding the refinancing of our indebtedness.)  Program rights payments decreased to $105.5 million for the year ended December 31, 2003 from $106.3 million for the year ended December 31, 2002, or 0.8%.

Net cash flows used in investing activities were $93.0 million for the year ended December 31, 2003 as compared to net cash flows from investing activities of $52.8 million for the year ended December 31, 2002. The positive cash flow from investing activities for the year ended December 31, 2002 was primarily due to the sale of WTTV-TV broadcast assets and repayments of notes receivable.  For the year ended December 31, 2002, we received proceeds of $124.5 million from the sale of WTTV-TV, $0.7 million related to the sale of broadcast assets, and $30.3 million for the repayment of notes receivable. During 2003, there was no similar activity.

During the year ended December 31, 2003, we made cash payments of $18.0 million for the acquisition of broadcast assets, $5.7 million for the purchase of equity investments, and payments for property and equipment of $69.5 million, of which $30.9 million related to digital conversion costs and $24.1 million related to implementation of our News Central format.  During the year ended December 31, 2002, we made equity investments of approximately $25.8 million and we made payments for property and equipment of $62.9 million of which $49.6 million related to digital conversion costs.  We funded these acquisitions using cash provided by operating activities and borrowings under our Revolving Credit Facility.

For 2004, we anticipate incurring approximately $40.0 million of capital expenditures, of which approximately $18.0 million is intended to substantially complete our digital television roll-out, $10.0 million is for station maintenance and equipment replacement, $8.0 million is to consolidate building and tower needs in some markets and $4.0 million is for the addition of News Central in two additional markets.  In addition, we anticipate that future requirements for expenditures will include expenditures incurred during the ordinary course of business and additional strategic station acquisitions and equity investments if suitable investments can be identified on acceptable terms. We expect to fund such capital expenditures with cash generated from operating activities and funding from our Revolving Credit Facility, issuance of securities pursuant to our universal shelf-registration statement described above or a private placement of securities.

Net cash flows used in financing activities were $32.4 million for the year ended December 31, 2003 compared to net cash flows used in financing activities of $229.2 million for the year ended December 31, 2002.  During the year ended December 31, 2003, we repaid a net of $10.8 million, whereas in the comparable period in 2002, we repaid a net of $229.5 million in indebtedness.  We incurred deferred financing costs of $7.4 million related to the add-on issuance of our 8% Senior Subordinated Notes and issuance of our Convertible Notes, we redeemed $200.0 million aggregate principal amount of the HYTOPS utilizing $209.3 million from the net issuances for the HYTOPS principal and call premium, and we repurchased $1.5 million of our Class A common stock for the year ended December 31, 2003.  In comparison, during the year ended December 31, 2002, we paid deferred financing costs of $10.5 million.  During the year ended December 31, 2002, we received $21.8 million related to the termination of two of our derivative instruments with no similar activity occurring during 2003.  For the year ended December 31, 2003 and 2002, we paid quarterly dividends of $10.4 million on our Series D Preferred Stock.  We expect to incur these dividend payments in each of our future quarters and expect to fund these dividends with cash generated from operating activities and borrowings under our Bank Credit Agreement.

Income Taxes

The income tax provision from continuing operations increased to $15.7 million for the year ended December 31, 2003, from a benefit of $4.2 million for the year ended December 31, 2002.  For the year ended December 31, 2003, our pre-tax book income from continuing operations was $38.4 million and for the year ended December 31, 2002, our pre-tax book loss from continuing operations was $10.1 million.

As of December 31, 2003, we have a net deferred tax liability of $178.2 million as compared to a net deferred tax liability of $167.2 million as of December 31, 2002.  The increase in deferred taxes primarily relates to deferred tax liabilities associated with book and tax differences relating to the amortization and depreciation of intangible assets and fixed assets, offset by deferred tax assets resulting from Federal and state net operating losses (NOLs) generated during 2003.  Our tax rate changed to a provision in 2003 from a benefit in 2002 because we reported net income in 2003 compared to a net loss in 2002.  The effective tax rate from continuing operations decreased to 40.8% for the year ended December 31, 2003 from 41.0% for the year ended December 31, 2002.

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

Indebtedness and Other Commitments

Indebtedness under the bank credit agreement, as amended.  As of December 31, 2003, we owed $485.9 million under the bank credit agreement, as amended, and had a $225.0 million remaining balance available.

Indebtedness under notes.  We have issued and outstanding three series of senior subordinated notes with aggregate principal amount issued and outstanding of $1.1 billion.

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

Program contracts payable and programming commitments.  Total current and long-term program contracts payable at December 31, 2003 were $120.9 million and $92.3 million, respectively. In addition, we enter into commitments to purchase future programming. Under these commitments, we were obligated on December 31, 2003 to make future payments totaling $120.5 million.

Other.  Our commitments also include capital leases, operating leases, sports programming, personnel contracts and other liabilities. The amount of these commitments may be material.

CONTRACTUAL CASH OBLIGATIONS, COMMERCIAL COMMITMENTS AND OFF BALANCE SHEET ARRANGEMENTS

We have various contractual obligations which are recorded as liabilities in our consolidated financial statements.  Other items, such as certain purchase commitments and other executory contracts are not recognized as liabilities in our consolidated financial statements but are required to be disclosed.  For example, we are contractually committed to acquire future programming and make certain minimum lease payments for the use of property under operating lease agreements.

The following tables reflect a summary of our contractual cash obligations and other commercial commitments as of December 31, 2003:

	2004	2005	2006	2007 and thereafter	Total
	(in thousands)
Notes payable, capital leases, and commercial bank financing (1)	62,514	63,863	63,957	2,016,688	2,207,022
Notes and capital leases payable to affiliates	6,737	7,661	5,303	28,367	48,068
Fixed rate derivative instrument	36,078	36,078	15,633	—	87,789
Operating leases	3,539	3,047	2,675	13,263	22,524
Employment contracts	7,694	2,678	449	5	10,826
Film liability – active	120,873	57,645	27,141	7,513	213,172
Film liability – future (2)	9,730	31,995	30,731	48,030	120,486
Programming services	14,243	3,520	971	1,416	20,150
Maintenance and support	3,810	1,696	344	1,623	7,473
Other operating contracts	3,657	1,866	1,257	2,758	9,538
Total contractual cash obligations	$268,875	$210,049	$148,461	$2,119,663	$2,747,048

	Payments Due by Year
	2004	2005	2006	2007 and thereafter	Total
	( in thousands)
Other Commercial Commitments
Letters of credit	$82	$82	$82	$734	$980
Guarantees	119	122	31	—	272
Investments (3)	9,045	—	—	—	9,045
Network affiliation agreements	12,810	7,423	1,874	1,893	24,000
Purchase options (4)	—	13,250	5,000	4,000	22,250
LMA and outsourcing agreements (5)	7,637	5,020	3,375	3,282	19,314
Total other commercial commitments	$29,693	$25,897	$10,362	$9,909	$75,861

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

(5)   Certain LMAs require us to reimburse the licensee owner their operating costs.  Certain outsourcing agreements require us to pay a fee to another station for providing non-programming services.  The amount will vary each month and, accordingly, these amounts were estimated through the date of the agreements’ expiration, based on historical cost experience.

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

We have a high level of debt (totaling $1,732.5 million) compared to the book value of shareholders’ equity of $229.0 million. Our relatively high level of debt poses the following risks , particularly in periods of declining revenues:

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

•      The interest rate under the bank credit agreement, as amended, is a floating rate, and will increase if general interest rates increase. This will reduce the funds available to repay our obligations and for operations and future business opportunities, and will make us more vulnerable to the consequences of our leveraged capital structure.

•      We may be more vulnerable to adverse economic conditions than less leveraged competitors and thus less able to withstand competitive pressures.

•      If our cash flow were inadequate to make interest and principal payments, we might have to refinance our indebtedness or sell one or more of our stations to reduce debt service obligations.

•      Our ability to finance our working capital needs and general corporate purposes for the public and private markets, as well as the associated cost of funding is dependent, in part, by out credit ratings.  As of December 31, 2003, our credit ratings, as assigned by Moody’s Investor Services (Moody’s) and Standard & Poor’s Ratings Services (S&P) are:

	Moody’s	S&P
Senior Secured Credit Facilities	Ba2	BB
Senior Implied	Ba3
Senior Unsecured Issuer	Ba3
Corporate Credit		BB-
Senior Subordinated Notes	B2	B
Convertible Senior Subordinated Notes	B3	B
Convertible Preferred Stock	Caa1	B-

Any of these events could reduce our ability to generate cash available for investment or debt repayment or to make improvements or respond to events that would enhance profitability

We may be able to incur significantly more debt in the future, which will increase each of the foregoing risks related to our indebtedness.

At December 31, 2003, we had an additional $225.0 million available (subject to certain borrowing conditions) for additional borrowings under the bank credit agreement. In addition, under the terms of our debt instruments, we may be able to incur substantial additional indebtedness in the future, including additional senior debt and in some cases secured debt. Provided we meet certain financial and other covenants, the terms of the indenture governing our outstanding notes do not prohibit us from incurring such additional indebtedness. If we incur additional indebtedness, the risks described above relating to having substantial debt could intensify.

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

The war in Iraq resulted in a reduction in advertising revenues as a result of uninterrupted news coverage and general economic uncertainty. During the first quarter 2003, we experienced $2.2 million in advertiser cancellations and preemptions, which resulted in lower earnings than we would have experienced without this disruption. If the United States becomes engaged in similar conflicts in the future, they may have a similar adverse impact on our results of operations.

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

Some of our officers, directors and majority shareholders own stock or partnership interests in businesses that engage in television broadcasting, do business with us, or otherwise do business that conflicts with our interests. They may transact some business with us even when there is a conflict of interest or they may engage in business competitive to our business and those transactions may benefit the officers, directors or majority shareholders to the detriment of our other securityholders. David D. Smith, Frederick G. Smith, and J. Duncan Smith are each an officer and director of Sinclair, and Robert E. Smith is a director of Sinclair. Together, the Smiths hold shares of our common stock that control the outcome of most matters submitted to a vote of shareholders. The Smiths own a television station which is programmed pursuant to an LMA with us. The Smiths also own businesses that lease real property and tower space to us, buy advertising time from us, and engage in other transactions with us.  In addition, David D. Smith, our President and Chief Executive Officer, has a controlling interest in and is a member of the Board of Directors of Summa Holdings, Ltd., a company in which we hold a 17.5% equity interest and exercise significant influence over Summa by virtue of David D. Smith’s board seat and our board seat.  David D. Smith, Frederick G. Smith, J. Duncan Smith and Robert E. Smith and David B. Amy, our Executive Vice President and Chief Financial Officer together own less than 2.2% of Allegiance Capital Limited Partnership, a limited partnership in which we hold a 76.3% interest.  Also, David D. Smith, Frederick G. Smith, J. Duncan Smith and Robert E. Smith together own less than 1% of the stock of G1440, a company of which Sinclair owns approximately 90%.  We can give no assurance that these transactions, or any transactions that we may enter into in the future with our officers, directors or majority shareholders, have been, or will be, negotiated on terms as favorable to us as we would obtain from unrelated parties.

Maryland law and our financing agreements limit the extent to which our officers, directors and majority shareholders may transact business with us and pursue business opportunities that Sinclair might pursue. These limitations do not, however, prohibit all such transactions.

The Smiths exercise control over most matters submitted to a stockholder vote, and may have interests that differ from yours. They may, therefore, take actions that are not in the interests of other securityholders.

David D. Smith, Frederick G. Smith, J. Duncan Smith and Robert E. Smith hold shares representing almost 90% of the vote and therefore control the outcome of most matters submitted to a vote of shareholders, including, but not limited to, electing directors, adopting amendments to our certificate of incorporation and approving corporate transactions. The Smiths hold class B common stock, which generally has 10 votes per share. Our class A common stock has only one vote per share. Our other series of preferred stock generally do not have voting rights.

Circumstances may occur in which the interests of the Smiths, as the controlling equity holders, could be in conflict with the interests of the minority shareholders and the Smiths would have the ability to cause Sinclair to take actions in their interest. In addition, the Smiths could pursue acquisitions, divestitures or other transactions that, in their judgment, could enhance their equity investment, even though such transactions might involve risks to other Sinclair security holders. See Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Certain features of our capital structure that discourage others from attempting to acquire Sinclair may prevent our securityholders from receiving a premium on their securities or result in a lower price for our securities.

The control the Smiths have over shareholder votes may discourage other companies from trying to acquire us. In addition, our board of directors can issue additional shares of preferred stock with rights that might further discourage other companies from trying to acquire us. Anyone trying to acquire us would likely offer to pay more for shares of class A common stock than the amount those shares were trading for in the market at the time of the offer. If the voting rights of the Smiths or the right to issue preferred stock discourage such takeover attempts, shareholders may be denied the opportunity to receive such a premium. The general level of prices for class A common stock might also be lower than it would be if these deterrents to takeovers did not exist.

We must purchase television programming in advance and may therefore incur programming costs that we cannot cover with revenue from the programs. If this happens, we could experience losses that make our securities less valuable.

One of our most significant costs is television programming and our ability to generate revenue to cover this cost may affect the value of our securities. If a particular program is not popular in relation to its costs, we may not be able to sell enough advertising time to cover the costs of the program. Since we generally purchase programming content from others rather than produce it ourselves, we also have little control over the costs of programming. We usually must purchase programming several years in advance, and may have to commit to purchase more than one year’s worth of programming. Finally, we may replace programs that are doing poorly before we have recaptured any significant portion of the costs we incurred, or accounted fully for the costs on our books for financial reporting purposes. Any of these factors could reduce our revenues or otherwise cause our costs to escalate relative to revenues. These factors are exacerbated during a weak advertising market. Additionally, our business is subject to the popularity of the programs provided by the networks with which we have affiliation agreements or which provide us programming. Excluding political revenue, each of our affiliation groups experienced revenue increases in 2003, but this trend may not continue in the future.

We may lose a large amount of programming if a network terminates its affiliation with us, which could increase our costs and/or reduce our revenue.

The NBC affiliation agreements with WICS/WICD (Champaign/Springfield, Illinois) and WKEF-TV (Dayton, Ohio) are scheduled to expire on April 1, 2004.  NBC recently informed us that they intend to terminate our affiliations in Dayton and Champaign/Springfield effective on or about September 2004 and September 2005, respectively, in order to affiliate with another station in each of those markets.  We are currently engaged in discussions with the ABC Television Network regarding affiliating with ABC in those two markets since the stations which are scheduled to acquire the NBC affiliations in Dayton and Champaign/Springfield are currently ABC affiliates and will be giving up that affiliation in order to become NBC affiliates.

The affiliation agreements of three ABC stations (WEAR-TV in Pensacola, Florida, WCHS-TV in Charleston, West Virginia, and WXLV-TV in Greensboro/Winston-Salem, North Carolina) have expired.  We continue to operate these stations as ABC affiliates and we do not believe ABC has any current plans to terminate the affiliation agreements with any of these stations although we cannot assure that ABC will do so.

The following affiliate agreements are scheduled to expire during 2004.  The ABC affiliate agreements with WLOS-TV and WSYX-TV, are scheduled to expire on September 8, 2004.  The UPN affiliate agreements with WABM-TV, WMMP-TV, WCGV-TV, WUXP-TV, and WRDC-TV are scheduled to expire on July, 31, 2004.  The UPN affiliate agreement with WUPN-TV is scheduled to expire in June 2004. The CBS affiliate agreement with KGAN-TV and WGME-TV are scheduled to expire on December 31, 2004.

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

The television industry is highly competitive and this competition can draw viewers and advertisers from our stations, which reduces our revenue, or requires us to pay more for programming, which increases our costs. We face intense competition from the following:

New technology and the subdivision of markets

Cable providers and direct broadcast satellite companies are developing new techniques that allow them to transmit more channels on their existing equipment to highly targeted audiences, reducing the cost of creating channels and potentially leading to the division of the television industry into ever more specialized niche markets. Competitors who target programming to such sharply defined markets may gain an advantage over us for television advertising revenues. Lowering the cost of creating channels may also encourage new competitors to enter our markets and compete with us for advertising revenue. In addition, emerging technologies that will allow viewers to digitally record, store and play back television programming may decrease viewership of commercials and, as a result, lower our advertising revenues.

In-market competition

We also face more conventional competition from rivals that may be larger and have greater resources than we have. These include:

•      other local free over-the-air broadcast stations, and

•      other media, such as newspapers, periodicals and cable systems.

Deregulation

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

The FCC has adopted rules for implementing digital (including high definition) television (“DTV”) service in the United States. Under the rules, our stations are required to begin DTV operations over a transition period. In addition, we expect that the FCC will reclaim our non-digital channels at the end of the transition period. We believe that the transition to DTV may have the following effects on us, which could increase our costs or reduce our revenue.

Conversion and programming costs

We expect to incur approximately $150.0 million in costs, of which we have incurred $129.1 million through December 31, 2003, to convert our stations from the current analog format to digital format. However, our costs may be higher than this estimate. We expect to continue to incur significant costs to convert our stations to digital format. In addition, we may incur additional costs to obtain programming for the additional channels made available by digital technology and higher utilities costs as a result of converting to digital operations. Increased revenues from the additional channels may not make up for the conversion cost and additional programming expenses.

Possible Sanctions

The FCC has adopted a series of graduated sanctions to be imposed upon licensees who do not meet the FCC’s DTV build-out schedule. Some of our stations could face monetary fines and possible loss of any digital construction permits if they cannot comply with the DTV build-out schedule.

Reclamation of analog channels

Congress directed the FCC to auction analog channels when the current holders convert to digital transmission. In addition, the FCC has reallocated a portion of the spectrum band to permit both wireless services and to allow new broadcast operations. If the channels are owned or programmed by our competitors, they may exert increased competitive pressure on our operations.

Signal quality issues

Our signal quality under digital transmission may be lower relative to our competitors, and we may lose viewers and thereby lose revenue, or be forced to rely on cable television or other alternative means of transmission with higher costs to deliver our digital signals to all of the viewers we are able to reach with our current analog signals.

Digital must carry

If the FCC does not require cable companies to carry both analog and digital signals of stations during the digital transition period, cable customers in our broadcast markets may not receive our digital signal, which could negatively impact our stations by reducing revenue.

Subscription fees

The FCC has determined to assess a fee in the amount of 5% of gross revenues on digital television subscription services. If we provide subscription services and are unable to pass this cost through to our subscribers, this fee will reduce our earnings from any digital television subscription services we implement in the future.

Given this climate of market uncertainty and regulatory change, we cannot be sure what impact the FCC’s actions might have on our plans and results in the area of digital television. See Item 1. Business—Federal Regulation of Television Broadcasting.

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

In addition, Congress and the FCC may in the future adopt new laws, regulations and policies regarding a wide variety of matters (including technological changes) that could, directly or indirectly, materially and adversely affect the operation and ownership of our broadcast properties.

The FCC’s multiple ownership rules limit our ability to operate multiple television stations in some markets and may result in a reduction in our revenue or prevent us from reducing costs.  Changes in these rules may threaten our existing strategic approach to certain television markets.

General limitations

The ownership rules currently being applied by the FCC limit us from having “attributable interests” in television stations that reach more than 35% (using a calculation method specified by the FCC) of all television households in the U.S. We reach approximately 24% of U.S. television households on an actual basis or, under the FCC’s current method for calculating this limit, approximately 14%. Congress recently passed a bill requiring the FCC to establish a national audience reach cap of 39%, and President Bush signed the bill into law on January 23, 2004.  Additionally, the FCC’s ownership rules limit the number of television stations an entity can own or control in a local market. Our ability to expand through the acquisition of additional stations is limited by these rules, and this may prevent us from engaging in acquisitions that could increase our revenue or our operating margins.

The FCC has adopted new multiple ownership rules.  The Court of Appeals for the Third Circuit has stayed the effective date of the new FCC ownership rules pending its review of those rules.  We cannot predict the outcome of that decision.  Changes to the rules imposed by the Third Circuit or by the FCC on remand could significantly impact our business. If the new rules become law, broadcast television owners would be permitted to own more television stations, both locally and nationally, potentially affecting our competitive position.

Changes in the rules on television ownership and local marketing agreements

Certain of our stations have entered into what have commonly been referred to as local marketing agreements or LMAs.  One typical type of LMA is a programming agreement between two separately owned television stations serving the same market, whereby the licensee of one station programs substantial portions of the broadcast day and sells advertising time during such program segments on the other licensee’s station subject to the ultimate editorial and other controls being exercised by the latter licensee.  We believe these arrangements allow us to reduce our operating expenses and enhance profitability.  Although under the new FCC ownership rules, which have been stayed pending judicial review, we would be allowed to continue to program most of the stations with which we have an LMA, in the absence of a waiver, the new rules would require us to terminate or modify three of our LMAs in markets where both the stations we own and the station with which we have an LMA are ranked among the top four stations in their particular DMA.  The FCC’s new ownership rules include specific provisions permitting waivers of this “top four restriction.”  Although there can be no assurances, we have studied the application of the new rules to our markets and believe we are qualified for waivers.  Because the effectiveness of the new rules has been stayed and the FCC concluded the old rules could not be justified as necessary to the public interest, we have taken the position that an issue exists regarding whether the FCC has any current legal right to enforce any rules prohibiting the acquisition of television stations.  If we are required to terminate or modify our LMAs, our business could be affected in the following ways:

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

We have lost money in two of the last five years, and may continue to incur losses in the future, which may impair our ability to pay our debt obligations.

We reported earnings in 2003, but we have suffered net losses in two of the last five years. In 1999 and 2000, we reported earnings, but this was largely due to a gain on the sale of our radio stations. Our losses are due to a variety of cash and non-cash expenses which may or may not recur. Our net losses may therefore continue indefinitely and as a result, we may not have sufficient funds to operate our business.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates. To manage our exposure to changes in interest rates, we enter into interest rate derivative hedging agreements.

Interest Rate Risks

We are exposed to market risk from changes in interest rates, which arise from our floating rate debt. As of December 31, 2003, we were obligated on $485.9 million of indebtedness carrying a floating interest rate. We enter into interest rate derivative agreements to reduce the impact of changing interest rates on our floating rate debt.

As of December 31, 2003, we had two floating-to-fixed interest rate swap agreements, which expire on June 5, 2006. The swap agreements effectively set fixed rates on our floating rate debt in the range of 6.25% to 7.00%. Floating interest rates are based upon the three month LIBOR, and the measurement and settlement is performed quarterly. Settlements of these agreements are recorded as adjustments to interest expense in the relevant periods. The notional amount related to these agreements was $575.0 million at December 31, 2003. In addition, as of December 31, 2003, we had four fixed-to-floating rate derivatives with notional amounts of $180.0 million, $120.0 million and two at $50.0 million.  At December 31, 2003, we had $485.9 million of floating rate debt all which was effectively converted to fixed rate debt by way of a swap. Additionally, we had $1.1 billion of fixed rate debt at December 31, 2003 of which $400.0 million was converted to floating rate debt by way of a swap.  Consequently, we had $400.0 million of floating rate debt at December 31, 2003 and a 1.0% increase in LIBOR rate would result in annualized interest expense of approximately $4.0 million.

We are also exposed to risk from a change in interest rates to the extent we are required to refinance existing fixed rate indebtedness at rates higher than those prevailing at the time the existing indebtedness was incurred. As of December 31, 2003, we had senior subordinated notes totaling $310.0 million , $650.0 million and $150.0 million expiring in the years 2011, 2012 and 2018, respectively. Based upon the quoted market price, the fair value of the notes was $1.2 billion as of December 31, 2003. Generally, the fair market value of the notes will decrease as interest rates rise and increase as interest rates fall. We estimate that a 1.0% increase from prevailing interest rates would result in a decrease in fair value of the notes by approximately $73.4 million as of December 31, 2003.

We are exposed to market risk from changes in interest rates related to one of our derivative instruments.  Our $575.0 million notional amount interest rate swap agreement does not qualify for hedge accounting treatment under SFAS No. 133; therefore, changes in its fair market value are reflected currently in earnings as unrealized gain (loss) on derivative instruments.  We incurred an unrealized gain of $17.4 million during the year ended December 31, 2003 and an unrealized loss of $30.9 million during the year ended December 31, 2002.  We estimate that a 1.0% increase in interest rates would result in a gain of $14.4 million, while a 1.0% decrease would result in a loss of $14.4 million.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this item are filed as exhibits to this report, are listed under Item 15(a)(1) and (2), and are incorporated by reference in this report.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in and/or disagreements with accountants on accounting and financial disclosure during the year ended December 31, 2003.

ITEM 9A.       CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-(e)) as of December 31, 2003. In designing and evaluating the disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2003 in providing reasonable assurance that material information required to be included in our periodic SEC reports is identified and communicated on a timely basis.

In addition, there were no changes in our internal control over financial reporting identified in connection with the evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item will be included in our Proxy statement for the 2004 annual meeting of shareholders under the caption, “Directors and Executive Officers” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2003 and is incorporated by reference in this report.

ITEM 11.       EXECUTIVE COMPENSATION

The information required by this Item will be included in our proxy statement for the 2004 annual meeting of shareholders under the caption, “Executive Compensation” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2003 and is incorporated by reference in this report.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in our proxy statement for the 2004 annual meeting of shareholders under the caption, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2003 and is incorporated by reference in this report.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item will be included in our proxy statement for the 2004 annual meeting of shareholders under the caption, “Certain Relationships and Related Transactions” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2003 and is incorporated by reference in this report.

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be included in our proxy statement for the 2004 annual meeting of shareholders under the caption, “Principal Accountant Fees and Services” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2003 and is incorporated by reference in this report.

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

(b) Reports on Form 8-K

October 1, 2003

We filed a report on Form 8-K on October 1, 2003.  Such report included our press release (dated September 30, 2003) titled, “Sinclair Completes Modified Holding Company Structure, Transfers Substantially All Assets and Liabilities to Wholly-Owned Subsidiary.”

November 6, 2003	We furnished a report on Form 8-K on November 6, 2003. Such report included our press release (dated November 6, 2003) titled, “Sinclair Reports Third Quarter 2003 Results.”

(c) Exhibits

The following exhibits are filed with this report:

EXHIBIT NO.	EXHIBIT DESCRIPTION

3.1	Amended and Restated Certificate of Incorporation(1)
3.2	By-laws(2)
3.3	Informal Action of the Board of Directors of Sinclair Broadcast Group, Inc., dated March 31, 2003. (25)
4.1	Indenture, dated as of August 28, 1995, among Sinclair Broadcast Group, Inc., its wholly-owned subsidiaries and the United States Trust Company of New York as trustee.(2)
4.2	First Supplemental Indenture, dated as of December 17, 1997, among Sinclair Broadcast Group, Inc., the Guarantors named therein and First Union National Bank, as trustee, including Form of Note.(3)
4.3	Indenture, dated as of December 10, 2001, among Sinclair Broadcast Group, Inc., the Guarantors named therein, and First Union National Bank as trustee. (24)
4.4	First Supplemental Indenture, dated as of April 4, 2002, among Sinclair Broadcast Group, Inc., the Guarantors named therein and First Union National Bank, as trustee.(21)
4.5

Second Supplemental Indenture, dated as of July 26, 2002, among Sinclair Broadcast Group, Inc., the Guarantors named therein and Wachovia Bank, National Association (formerly known as First Union National Bank), as trustee. (21)

4.6

Third Supplemental Indenture, dated as of January 17, 2003, among Sinclair Broadcast Group, Inc., the Guarantors named therein and Wachovia Bank, National Association (formerly known as First Union National Bank), as trustee (21)

4.7

Fourth Supplemental Indenture, dated as of May 9, 2003, among Sinclair Broadcast Group, Inc., the Guarantors named therein and Wachovia Bank, National Association (formerly known as First Union National Bank), as trustee.(21)

4.8

Fifth Supplemental Indenture, dated as of July 17, 2003, among Sinclair Broadcast Group, Inc., the Guarantors named therein and Wachovia Bank, National Association (formerly known as First Union National Bank), as trustee.(21)

4.9	Indenture, dated as of March 14, 2002, among Sinclair Broadcast Group, Inc., the Guarantors named therein, and First Union National Bank as trustee. (24)
4.10

First Supplemental Indenture, dated as of July 26, 2002, among Sinclair Broadcast Group, Inc., the Guarantors named therein and Wachovia Bank, National Association (formerly known as First Union National Bank) as trustee.(23)

4.11

Second Supplemental Indenture, dated as of November 8, 2002, among Sinclair Broadcast Group, Inc., the Guarantors named therein and Wachovia Bank, National Association (formerly known as First Union National Bank), as trustee.(23)

4.12	Indenture, dated as of May 20, 2003, between Sinclair Broadcast Group, Inc. and Wachovia Bank, National Association. (21)
4.13

Registration Rights Agreement, dated as of May 20, 2003, between Sinclair Broadcast Group, Inc., and Bear, Stearns & Co., Inc., UBS Warburg LLC, J.P. Morgan Securities Inc., Deutsche Bank Securities Inc., and Wachovia Securities, Inc. (21)

4.14

Registration Rights Agreement, dated as of May 29, 2003, by and among Sinclair Broadcast Group, Inc., the Guarantors named therein, and J.P. Morgan Securities Inc., Deutsche Bank Securities Inc., Wachovia Securities, Inc., Bear, Stearns & Co. Inc., and UBS Warburg LLC (21)

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
10.22

Stock Purchase Agreement by and among the sole shareholders of Montecito Broadcasting Corporation, Montecito Broadcasting Corporation and Sinclair Communications, Inc. dated as of February 3, 1998.(12)

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

10.49	Employment Agreement dated as of February 28, 2000, between Sinclair Communications, Inc., a Maryland corporation, and Barry M. Faber.(19)
10.50	Employment Agreement dated as of February 21, 1997, between Sinclair Communications, Inc., a Maryland corporation, and Steven Marks.(19)
10.51	Form of Fox Broadcasting Company Station Affiliation Agreement.(19)
10.52

Amendment No. 1 dated May 28, 2003 to the Credit Agreement between Sinclair Broadcast Group, Inc.; the Subsidiary Guarantors party to the Credit Agreement; and JP Morgan Chase Bank, as Administrative Agent thereunder.  (22)

11	Statement re computation of per share earnings
12	Computation of Ratio of Earnings to Fixed Charges
21	Subsidiaries of the Registrant
23	Consent of Independent Public Accountants (Sinclair Broadcast Group, Inc.)
31.1	Certification by David D. Smith, as Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241)
31.2	Certification by David B. Amy, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241)
32.1	Certification by David D. Smith, as Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)
32.2	Certification by David B. Amy, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

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

(7)           Incorporated by reference from Sinclair’s Report on Form 10-Q for the quarter ended September 30, 1996.

(8)           Incorporated by reference from Sinclair’s Registration Statement on Form S-1, No. 33-69482.

(9)           Incorporated by reference from Sinclair’s Report on Form 10-K for the year ended December 31, 1995.

(10)         Incorporated by reference from Sinclair’s Proxy Statement for the 1998 Annual Meeting filed on Schedule 14A.

(11)         Incorporated by reference from Sinclair’s Report on Form 10-K for the year ended December 31, 1997

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

(15)         Incorporated by reference from Sinclair’s Report on Form 8-K filed on September 26, 2001.

(16)         Incorporated by reference from Sinclair’s Report on Form 10-Q for the quarter ended September 30, 2001.

(17)         Incorporated by reference from Sinclair’s Report on Form 10-Q for the quarter ended March 31, 2002.

(18)         Incorporated by reference from Sinclair’s Report on Form 10-Q for the quarter ended June 30, 2002.

(19)         Incorporated by reference from Sinclair’s Report on Form 10-K for the year ended December 31, 2002.

(20)         Incorporated by reference from Sinclair’s report on Schedule 13D, dated January 8, 2003

(21)         Incorporated by reference to our Registration Statement on Form S-4 filed on July 31, 2003 (File No. 333-107522).

(22)         Incorporated by reference from Sinclair’s Report on Form 8-K filed on May 28, 2003.

(23)         Incorporated by reference from Sinclair’s Report on Form S-4 filed on March 7, 2003, No. 333-103681.

(24)         Incorporated by reference from Sinclair’s Report on Form 10-K for the year ended December 31, 2001.

(25)         Incorporated by reference from Sinclair’s Report on Form 10-K/A for the year ended December 31, 2002.

(d)           Financial Statements Schedules

The financial statement schedules required by this Item are listed under Item 15 (a) (2).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 27th day of February 2004.

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

Signature	Title	Date

/s/ David D. Smith	Chairman of the Board, President and
David D. Smith	Chief Executive Officer	February 27, 2004

/s/ David B. Amy	Executive Vice President and
David B. Amy	Chief Financial Officer	February 27, 2004

/s/ Frederick G. Smith
Frederick G. Smith	Director	February 27, 2004

/s/ J. Duncan Smith
J. Duncan Smith	Director	February 27, 2004

/s/ Robert E. Smith
Robert E. Smith	Director	February 27, 2004

/s/ Basil A. Thomas
Basil A. Thomas	Director	February 27, 2004

/s/ Lawrence E. McCanna
Lawrence E. McCanna	Director	February 27, 2004

/s/ Daniel C. Keith
Daniel C. Keith	Director	February 27, 2004

/s/ Martin Leader
Martin Leader	Director	February 27, 2004

SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Sinclair Broadcast Group, Inc.

We have audited the accompanying consolidated balance sheets of Sinclair Broadcast Group, Inc. (a Maryland corporation) and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2003.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sinclair Broadcast Group, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 3 to the notes to the consolidated financial statements, during the year ended December 31, 2002, the Company changed the method in which it accounts for goodwill and other intangible assets upon adoption of Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002.

As discussed in Note 7 to the notes to the consolidated financial statements, the Company changed its method of accounting for derivative transactions effective January 1, 2001.

/s/ ERNST & YOUNG LLP

Baltimore, Maryland
February 3, 2004 (except for Note 9, as to which the date is February 25, 2004)

SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	As of December 31,
	2003	2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$28,730	$5,327
Accounts receivable, net of allowance for doubtful accounts of $4,809 and $5,946, respectively	139,761	147,002
Current portion of program contract costs	61,053	76,472
Taxes receivable	1,952	38,906
Prepaid expenses and other current assets	14,091	20,807
Deferred barter costs	2,763	2,539
Deferred tax assets	12,443	6,001
Total current assets	260,793	297,054

PROGRAM CONTRACT COSTS, less current portion	34,218	51,229
LOANS TO AFFILIATES	1,381	1,489
PROPERTY AND EQUIPMENT, net	355,817	337,250
OTHER ASSETS	106,749	91,119
GOODWILL	1,118,534	1,123,403
BROADCAST LICENSES	429,507	429,507
DEFINITE-LIVED INTANGIBLE ASSETS, net	257,583	275,722
Total Assets	$2,564,582	$2,606,773

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,301	$15,573
Accrued liabilities	70,609	64,165
Notes payable, capital leases, and commercial bank financing - current portion	38,986	292
Notes and capital leases payable to affiliates - current portion	3,296	4,157
Current portion of program contracts payable	120,873	121,396
Deferred barter revenues	3,153	2,971
Total current liabilities	245,218	208,554

LONG-TERM LIABILITIES:
Notes payable, capital leases, and commercial bank financing, less current portion	1,664,534	1,518,690
Notes and capital leases payable to affiliates, less current portion	25,641	28,831
Program contracts payable, less current portion	92,299	124,658
Deferred tax liabilities	190,614	173,209
Other long-term liabilities	114,705	138,905
Total liabilities	2,333,011	2,192,847
MINORITY INTEREST IN CONSOLIDATED ENTITIES	2,566	2,746
COMMITMENTS AND CONTINGENCIES COMPANY OBLIGATED MANDATORILY REDEEMABLE SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY KDSM SENIOR DEBENTURES	—	200,000

SHAREHOLDERS’ EQUITY:
Series D Preferred Stock, $.01 par value, 3,450,000 shares authorized, issued and outstanding; liquidation preference of $172,500,000	35	35
Class A Common Stock, $.01 par value, 500,000,000 shares authorized and 44,598,278 and 43,866,259 shares issued and outstanding, respectively	446	439
Class B Common Stock, $.01 par value, 140,000,000 shares authorized and 41,213,653 and 41,705,678 shares issued and outstanding, respectively	412	417
Additional paid-in capital	762,720	760,478
Additional paid-in capital – deferred compensation	(132)	(551)
Accumulated deficit	(533,916)	(547,958)
Accumulated other comprehensive loss	(560)	(1,680)
Total shareholders’ equity	229,005	211,180
Total Liabilities and Shareholders’ Equity	$2,564,582	$2,606,773

The accompanying notes are an integral part of these consolidated statements.

SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
(in thousands, except per share data)

	2003	2002	2001
REVENUES:
Station broadcast revenues, net of agency commissions of $101,560, $104,409, and $96,932, respectively	$661,778	$670,534	$623,837
Revenues realized from station barter arrangements	62,395	60,911	53,889
Other operating divisions’ revenue	14,568	4,344	6,925
Total revenues	738,741	735,789	684,651
OPERATING EXPENSES:
Station production expenses	147,937	140,060	142,696
Station selling, general and administrative expenses	145,895	143,348	140,138
Expenses recognized from station barter arrangements	57,365	54,567	48,159
Amortization of program contract costs and net realizable value adjustments	105,082	125,264	110,265
Stock-based compensation	1,498	1,399	1,559
Other operating divisions’ expenses	16,375	6,051	8,910
Corporate general and administrative expenses	25,255	19,795	19,750
Depreciation and amortization of property and equipment	47,023	41,219	37,802
Amortization of definite-lived intangible assets and other assets	19,288	19,456	112,459
Impairment and write down charge of long-lived assets	—	—	16,075
Restructuring costs	—	—	3,700
Contract termination costs	—	—	5,135
Total operating expenses	565,718	551,159	646,648
Operating income	173,023	184,630	38,003
OTHER INCOME (EXPENSE):
Interest and amortization of deferred financing costs and debt premium and discount	(128,228)	(126,500)	(143,574)
Subsidiary trust minority interest expense	(11,246)	(23,890)	(23,890)
Net (loss) gain on sale of broadcast assets	(517)	(478)	204
Interest income	560	1,484	2,643
Unrealized gain (loss) on derivative instrument	17,354	(30,939)	(32,220)
Loss from extinguishment of securities	(15,187)	(15,362)	(22,010)
Income (loss) related to investments	1,193	(1,189)	(7,616)
Other income	1,468	2,101	1,115
Income (loss) before income taxes	38,420	(10,143)	(187,345)
(PROVISION) BENEFIT FOR INCOME TAXES	(15,669)	4,162	59,675
Net income (loss) from continuing operations	22,751	(5,981)	(127,670)
DISCONTINUED OPERATIONS:
Income (loss) from discontinued operations, net of related income tax benefit (provision) of $1,641, $(347) and $(193), respectively	1,641	372	(52)
Gain on disposal of discontinued operations, net of taxes of $8,175	—	7,519	—
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, net of tax benefit of $30,383	—	(566,404)	—
NET INCOME (LOSS)	24,392	(564,494)	(127,722)
PREFERRED STOCK DIVIDENDS	10,350	10,350	10,350
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$14,042	$(574,844)	$(138,072)

BASIC EARNINGS (LOSS) PER SHARE:
Earnings (loss) per share from continuing operations	$0.14	$(0.19)	$(1.64)
Earnings per share from discontinued operations	$0.02	$0.09	$—
Loss per share from cumulative effect of change in accounting principle	—	$(6.64)	$—
Earnings (loss) per common share	$0.16	$(6.74)	$(1.64)
Weighted average common shares outstanding	85,651	85,337	84,352
DILUTED EARNINGS (LOSS) PER SHARE:
Earnings (loss) per share from continuing operations	$0.14	$(0.19)	$(1.64)
Earnings per share from discontinued operations	$0.02	$0.09	$—
Loss per share from cumulative effect of change in accounting principle	—	$(6.64)	$—
Earnings (loss) per common share	$0.16	$(6.74)	$(1.64)
Weighted average common and common equivalent shares outstanding	85,793	85,580	84,624

The accompanying notes are an integral part of these consolidated statements.

SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
(in thousands)

	Series D Preferred Stock	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Additional Paid-In Capital – Deferred Compensation	Retained Earnings	Accumulative Other Comprehensive Loss	Total Shareholders’ Equity
BALANCE, December 31, 2000	$35	$390	$455	$750,372	$(2,618)	$164,958	$(1,062)	$912,530
Repurchase and retirement of 618,600 shares of Class A Common Stock	—	(6)	—	(4,391)	—	—	—	(4,397)
Stock options exercised	—	1	—	582	—	—	—	583
Class B Common Stock converted into Class A Common Stock	—	23	(23)	—	—	—	—	—
Dividend paid on Series D preferred stock	—	—	—	—	—	(10,350)	—	(10,350)
Termination of equity put options	—	—	—	78	—	—	—	78
Class A Common Stock issued to employee benefit plans	—	3	—	2,643	—	—	—	2,646
Amortization of deferred Compensation	—	—	—		865	—	—	865
Deferred compensation adjustment related to forfeited stock options	—	—	—	(931)	301	—	—	(630)
Net loss	—	—	—	—	—	(127,722)	—	(127,722)
Other comprehensive loss:
Reclass of derivative instruments upon implementation of SFAS No. 133, net of tax benefit of $1,509							(2,777)	(2,777)
Amortization of derivative instruments							225	225
Unrealized loss on investment, net of tax benefit of $231	—	—	—	—	—	—	(345)	(345)
Realized loss on investments, net of tax benefit of $825							1,254	1,254
Comprehensive loss	—	—	—	—	—	—	—	(129,365)

BALANCE, December 31, 2001	$35	$411	$432	$748,353	$(1,452)	$26,886	$(2,705)	$771,960

The accompanying notes are an integral part of these consolidated statements.

	Series D Preferred Stock	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Additional Paid-In Capital – Deferred Compensation	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
BALANCE, December 31, 2001	$35	$411	$432	$748,353	$(1,452)	$26,886	$(2,705)	$771,960
Class B Common Stock converted into Class A Common Stock	—	15	(15)	—	—	—	—	—
Dividends paid on Series D preferred stock	—	—	—	—	—	(10,350)	—	(10,350)
Stock options exercised	—	3	—	2,803	—	—	—	2,806
Class A Common Stock issued pursuant to employee benefit plans	—	2	—	1,754	—	—	—	1,756
Class A Common Stock issued to acquire broadcast licenses	—	8	—	7,695	—	—	—	7,703
Issuance of Shares under ESPP	—	—	—	338	—	—	—	338
Amortization of deferred compensation	—	—	—	—	730	—	—	730
Deferred compensation adjustment related to forfeited stock option	—	—	—	(465)	171	—	—	(294)
Net income	—	—	—	—	—	(564,494)	—	(564,494)
Other comprehensive loss:
Amortization of derivative instruments, net of tax benefit of $716	—	—	—	—	—	—	871	871
Realized loss on investment, net of tax benefit of $101	—	—	—	—	—	—	154	154
Comprehensive loss	—	—	—	—	—	—	—	(563,469)

BALANCE, December 31, 2002	$35	$439	$417	$760,478	$(551)	$(547,958)	$(1,680)	$211,180

The accompanying notes are an integral part of these consolidated statements.

	Series D Preferred Stock	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Additional Paid-In Capital – Deferred Compensation	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
BALANCE, December 31, 2002	$35	$439	$417	$760,478	$(551)	$(547,958)	$(1,680)	$211,180
Class B converted into Class A common stock	—	5	(5)	—	—	—	—	—
Dividends paid on Series D preferred stock	—	—	—	—	—	(10,350)	—	(10,350)
Stock options exercised	—	2	—	1,429	—	—	—	1,431
Class A Common Stock issued pursuant to employee benefit plans	—	2	—	2,508	—	—	—	2,510
Repurchase of 194,500 shares of Class A Common Stock	—	(2)	—	(1,542)	—	—	—	(1,544)
Amortization of deferred compensation	—	—	—	—	494	—	—	494
Deferred compensation adjustment related to forfeited stock option	—	—	—	(153)	(75)	—	—	(228)
Net income	—	—	—	—	—	24,392	—	24,392
Other comprehensive income:
Amortization of derivative instruments, net of tax provision of $608	—	—	—	—	—	—	1,120	1,120
Comprehensive income								25,512

BALANCE, December 31, 2003	$35	$446	$412	$762,720	$(132)	$(533,916)	$(560)	$229,005

The accompanying notes are an integral part of these consolidated statements.

SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
(in thousands)

	2003	2002	2001
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income (loss)	$24,392	$(564,494)	$(127,722)
Adjustments to reconcile net income (loss) to net cash flows from operating activities-
Amortization of debt (premium) discount	(838)	98	98
Depreciation of property and equipment	47,023	41,513	38,848
Recognition of deferred revenue	(4,942)	(4,942)	—
Non-cash (gain)/loss from equity investments	(976)	1,519	7,616
Gain on sale of broadcast assets related to discontinued operations	—	(12,413)	—
Loss (gain) on sale of property	517	478	(204)
Impairment and write down of long-lived assets	—	—	16,229
Contract termination costs	—	—	5,135
Unrealized (gain) loss on derivative instrument	(17,354)	30,939	32,220
Amortization of definite-lived intangible assets and other assets	19,288	19,581	116,383
Amortization of program contract costs and net realizable value adjustments	105,082	130,832	119,437
Amortization of deferred financing costs	2,990	3,954	4,071
Amortization of deferred compensation	266	435	235
Extinguishment of securities, non-cash portion	3,705	12,307	5,601
Cumulative effect of change in accounting principle	—	596,787	—
Amortization of derivative instruments	1,658	1,409	763
Deferred tax provision (benefit) related to operations	17,250	49,490	(10,595)
Deferred tax benefit related to sale of broadcast assets from discontinued operations	—	(11,582)	—
Deferred tax provision (benefit) related to extraordinary loss	—	649	(97)
Deferred tax benefit related to change in accounting principle	—	(30,383)	—
Net effect of change in deferred barter revenues and deferred barter costs	(112)	(571)	(345)
Changes in assets and liabilities, net of effects of acquisitions and dispositions
Decrease (increase) in accounts receivable, net	11,363	(2,871)	22,102
Decrease (increase) in taxes receivable	36,954	7,244	(43,395)
Decrease (increase) in prepaid expenses and other current assets	9,319	(2,680)	(8,051)
Decrease in other long-term assets	3,659	3,173	—
(Decrease) increase in accounts payable and accrued liabilities	(1,478)	(12,926)	7,941
Decrease in income taxes payable	—	—	(42,126)
(Decrease) increase in other long-term liabilities	(3,298)	58	17,643
Payments on program contracts payable	(105,535)	(106,327)	(102,256)
Decrease in minority interest	(180)	(1,662)	(643)
Net cash flows from operating activities	148,753	149,615	58,888
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(69,531)	(62,909)	(29,017)
Payments relating to the acquisition of broadcast assets	(18,000)	(21,178)	(490)
Distributions from investments	307	654	408
Additional investments	(5,699)	(25,820)	(1,500)
Proceeds from sale of property	138	694	983
Proceeds from sale of broadcast assets	—	124,472	—
Repayment of note receivable	—	30,257	—
Deposits received on future sale of broadcast assets	—	—	125
Loans to affiliates	(1,115)	(104)	(4,078)
Proceeds from loans to affiliates	903	6,756	231
Net cash flows (used in) from investing activities	(92,997)	52,822	(33,338)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from commercial bank financing and notes payable	318,336	1,263,075	1,334,000
Repayments of notes payable, commercial bank financing and capital leases	(129,100)	(1,492,548)	(1,291,000)
Accretion of capital leases	723	621	1,794
Redemption of High Yield Trust Originated Preferred Securities	(200,000)	—	—
Repurchases of Class A Common Stock	(1,544)	—	(4,397)
Proceeds from exercise of stock options	1,431	2,807	583
Proceeds from termination of derivative instruments	—	21,849	—
Payments for deferred financing costs	(7,402)	(10,503)	(11,993)
Payment from equity put options premium	—	—	(7,733)
Dividends paid on Series D Convertible Preferred Stock	(10,350)	(10,350)	(10,350)
Repayments of notes and capital leases to affiliates	(4,447)	(4,124)	(8,482)
Net cash flows (used in) from financing activities	(32,353)	(229,173)	2,422
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	23,403	(26,736)	27,972
CASH AND CASH EQUIVALENTS, beginning of period	5,327	32,063	4,091
CASH AND CASH EQUIVALENTS, end of period	$28,730	$5,327	$32,063

The accompanying notes are an integral part of these consolidated statements.

1.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Sinclair Broadcast Group, Inc., and all other consolidated subsidiaries, which are collectively referred to hereafter as “We” or “Our”.  We own and operate, provide sales services, or provide programming and operating services pursuant to local marketing agreements to 62 television stations in 39 designated marketing areas (DMAs) throughout the United States.  The operating results of WTTV-TV are not included in our consolidated results from continuing operations for the years ended December 31, 2002 and 2001.  See Note 12. Discontinued Operations.  We own equity interests in Internet companies including G1440, Inc., an Internet consulting and development company.

We have a controlling interest in and a strategic alliance with Acrodyne Communications, Inc., a manufacturer of television transmitters and other television broadcast equipment.  The financial statements of Acrodyne have been consolidated for the year ended December 31, 2003.  We have an equity interest in Summa Holdings, Ltd., a holding company that owns automobile dealerships and a leasing company.

Cunningham Broadcasting Corporation (Cunningham) owns the license assets of WNUV-TV, WTTE-TV, WRGT-TV, WVAH-TV, WTAT-TV and WBSC-TV.  Cunningham owns, operates and controls these television stations.  We do not own or control these television stations, but we have entered into local marketing agreements (LMA) with Cunningham to program each of these stations.  Effective February 1, 2002, we restructured our LMA relationship with Cunningham and, as a result, Cunningham met the definition of a special purpose entity and pursuant to Emerging Issues Task Force Topic D-14, “Transactions Involving Special Purpose Entities,” for accounting purposes only, the financial statements of Cunningham have been consolidated.  See Note 10, Related Party Transactions.

Principles of Consolidation

The consolidated financial statements include our accounts and those of our wholly owned and majority-owned subsidiaries and a company that meets the definition of a special purpose entity.  Minority interest represents a minority owner’s proportionate share of the equity in certain of our consolidated entities.  All significant intercompany transactions and account balances have been eliminated in consolidation.

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

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

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

Programming

We have agreements with distributors for the rights to television programming over contract periods, which generally run from one to seven years.  Contract payments are made in installments over terms that are generally equal to or shorter than the contract period.  Each contract is recorded as an asset and a liability at an amount equal to its gross contractual commitment when the license period begins and the program is available for its first showing.  The portion of program contracts which become payable within one year is reflected as a current liability in the accompanying consolidated balance sheets.

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

Barter Arrangements

Certain program contracts provide for the exchange of advertising airtime in lieu of cash payments for the rights to such programming.  These contracts are recorded as the programs are aired at the estimated fair value of the advertising airtime given in exchange for the program rights.  Network programming is excluded from these calculations.  Revenues are recorded as revenues realized from station barter arrangements and the corresponding expenses are recorded to expenses recognized from station barter arrangements.

We broadcast certain customers’ advertising in exchange for equipment, merchandise and services.  The estimated fair value of the equipment, merchandise or services received is recorded as deferred barter costs and the corresponding obligation to broadcast advertising is recorded as deferred barter revenues.  The deferred barter costs are expensed or capitalized as they are used, consumed or received and are included in the station production expenses and the station selling, general and administrative expenses.  Deferred barter revenues are recognized as the related advertising is aired and are recorded in revenues realized from station barter arrangements.

Other Assets

Other assets as of December 31, 2003 and 2002 consisted of the following (in thousands):

	2003	2002
Investments	$40,594	$35,400
Deposits and other costs relating to future acquisitions	20,486	3,123
Unamortized costs relating to securities issuances	20,397	19,691
Fair value of derivative instruments	18,884	26,309
Other	6,388	6,596
	$106,749	$91,119

Investments

We use the equity method of accounting for investments in which we have a 20% to 50% ownership interest or when we exercise significant influence over the operating and financial policies of the investee.  For investments in which we have less than a 20% interest and do not exercise significant influence over the operating and financial policies of the investee, we use the lower of cost or fair market value method of accounting.

As of December 31, 2002, we had a 35% ownership interest in Acrodyne Communications, Inc. (Acrodyne).  Acrodyne designs, manufactures, and markets digital and analog television broadcast transmitters for domestic and international television stations, broadcasters, government agencies, not-for-profit organizations, and educational institutions. We accounted for our investment in Acrodyne under the equity method of accounting.

During 2001, we advanced and guaranteed loans to Acrodyne under various credit facilities which were fully reserved as of December 31, 2001.  Accordingly, we incurred a loss of $4.2 million during 2001, which has also been reflected in the accompanying consolidated statements of operations as loss related to investments.

On January 1, 2003, we forgave indebtedness owed to us by Acrodyne in the aggregate amount of $9.0 million in exchange for 20.3 million additional shares of Acrodyne common stock.  The terms of the agreement also committed us to an additional investment of $1.0 million, which we funded on January 1, 2003.  As a result of the agreement, we own an 82.5% interest in Acrodyne and beginning January 1, 2003; we consolidated the financial statements of Acrodyne Communications, Inc., and ceased accounting for the investment under the equity method of accounting.

In November 1999, we acquired an 82.5% equity interest in an early that is now known as G1440 Holdings, Inc which has since grown to 89.6%.  G1440 Holdings, Inc. and its subsidiaries (G1440) provide single-source end-to-end e-Business solutions and a number of services and products, including a homebuilder application an immigration tracking tool application, a syndicated television program management and scheduling application and a procurement application.

We own a 76.3% limited partnership interest in Allegiance Capital, Limited Partnership (Allegiance).  Allegiance is a private mezzanine venture capital fund, which invests in the subordinated debt and equity of privately held companies.  The partnership is structured as a debenture Small Business Investment Company (SBIC) and is a federally licensed SBIC.  Since we do not have significant control, but only significant influence, we account for our investment in Allegiance under the equity method of accounting.

On December 30, 2002, we invested $20 million in Summa Holdings, Ltd. (Summa), resulting in a 17.5% equity interest.  Summa is a holding company, which owns automobile dealerships and a leasing company.  David D. Smith, our President and Chief Executive Officer, has a controlling interest in Summa and is on the Board of Directors.  We have significant influence by holding a board seat (in addition to the board seat personally held by David D. Smith); therefore we account for this investment under the equity method of accounting.

We have other cost and equity investments in Internet related activities and venture capital companies.  Management does not believe these investments individually, or in the aggregate, are material to the accompanying consolidated financial statements.

Impairment of Long-lived Assets

During June 2001, the San Francisco office of our Internet consulting and development subsidiary (G1440) was reorganized.  The office reduced staff due to a significant slow down of business activity in the San Francisco market.  In addition, the focus of the San Francisco office has shifted toward marketing an existing product.  As a result, management determined that the San Francisco office’s goodwill was permanently impaired and, as such, recorded a write-off of goodwill in the amount of $2.8 million during June 2001.

During 2001, we evaluated our long-lived assets for impairment under the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which was superceded by SFAS No. 144 during 2002.  Based on these evaluations, we determined that our station KBSI-TV in Paducah, Kentucky had an impairment to goodwill and, in accordance with SFAS No. 144, recorded a charge to write off goodwill in the amount of $9.2 million during December 2001.

Under the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we evaluated our long-lived assets for impairment, and will continue to evaluate them as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable.  We evaluate the recoverability of long-lived assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them.  At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values.  As of December 31, 2003, management believes that the carrying amounts of the remainder of our tangible and definite-lived intangible assets have not been impaired under SFAS No. 144.

During 2002, we wrote-off $0.8 million of fixed assets which represents the net book value of damaged, obsolete or abandoned property.

Accrued Liabilities

Accrued liabilities consisted of the following as of December 31, 2003 and 2002 (in thousands):

	2003	2002
Compensation	$16,890	$17,383
Interest	23,859	21,457
Other accruals relating to operating expenses	29,860	25,325
	$70,609	$64,165

Supplemental Information – Statements of Cash Flows

During 2003, 2002 and 2001, we incurred the following transactions (in thousands):

	2003	2002	2001
Capital leases obligations incurred	$2,699	$29,526	$27,878
Income taxes paid from operations	$2,128	$2,879	$3,593
Income taxes paid related to sale of discontinued operations	$200	$111	$31,876
Income tax refunds received	$40,643	$47,077	$2,405
Subsidiary trust minority interest payments	$10,979	$23,250	$23,250
Interest paid	$116,884	$119,669	$150,312
Payments related to extinguishment of debt	$11,482	$2,411	$16,409
Stock issued to acquire broadcast licenses	$—	$7,703	$—

Non-cash barter and trade revenue and expense are presented in the consolidated statements of operations.

Local Marketing Agreements

We generally enter into local marketing agreements (LMA) and similar arrangements with stations located in markets in which we already own and operate a station, and in connection with acquisitions, pending regulatory approval of transfer of license assets.  Under the terms of these agreements, we make specific periodic payments to the owner-operator in exchange for the right to program and sell advertising on a specified portion of the station’s inventory of broadcast time.  Nevertheless, as the holder of the FCC license, the owner-operator retains control and responsibility for the operation of the station, including responsibility over all programming broadcast on the station.

Included in the accompanying consolidated statements of operations for the years ended December 31, 2003, 2002 and 2001 are net revenues of $101.7 million, $111.6 million and $235.8 million, respectively, that relate to LMAs.

Outsourcing Agreements

We have entered into outsourcing agreements in which our stations provide or are provided various non-programming related services such as sales, operational and managerial services to or by other stations.

Revenue Recognition

Advertising revenues, net of agency and national representatives’ commissions, are recognized in the period during which time spots are aired.  Total revenues include (i) cash and barter advertising revenues, net of agency and national representatives’ commissions, (ii) network compensation, and (iii) other revenues.

Financial Instruments

Financial instruments as of December 31, 2003 and 2002, consist of cash and cash equivalents, trade accounts receivable, notes receivable (which are included in other current assets), accounts payable, accrued liabilities and notes payable.  The carrying amounts approximate fair value for each of these financial instruments except for the notes payable.  See Note 4, Notes Payable and Commercial Bank Financing for determination of fair value of notes payable.

Recent Accounting Pronouncements

We adopted Statement of Financial Accounting Standard (SFAS) No. 145, Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections on January 1, 2003.  SFAS No. 145 requires us to record gains and losses on extinguishment of debt as a component of income from continuing operations rather than as an extraordinary item, and we have reclassified such items for all periods presented.  There are other provisions contained in SFAS No. 145 that do not have a material effect on our financial statements.  For the year ended December 31, 2002, net loss from continuing operations increased to $6.0 million from a net income of $3.9 million and the related loss per share increased to $0.19 per share from a loss of $0.08 per share after we reclassified our extraordinary item.  For the year ended December 31, 2001, net loss from continuing operations increased to $127.7 million from $113.5 million and the related loss per share increased to $1.64 per share from $1.47 per share after we reclassified our extraordinary item.

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51 (FIN 46).  FIN 46 introduces the variable interest consolidation model, which determines control and consolidation based on potential variability in gains and losses of the entity being evaluated for consolidation.  The FASB delayed the effective date of FIN 46 for certain variable interest entities until the first interim period ending after December 15, 2003.   We are currently assessing various transactions to determine whether they could be considered a variable interest entity (VIE) and whether we would be the primary beneficiary under the amended guidance of FIN 46.

We have determined that the unrelated third-party owner of WNAB-TV in Nashville may be a VIE and that we may be the primary beneficiary of the variable interests as a result of the terms of our outsourcing agreement, put options and call options. As a result, we may be required to consolidate the assets and liabilities of WNAB-TV at their fair market values as of March 31, 2004 and we are currently assessing the impact of consolidating WNAB-TV on our results of operations.  We have not completed our analysis at this time.  We made payments to the unrelated third party owner of WNAB-TV of $2.3 million and $2.8 million related to our outsourcing agreement for the twelve months ended December 31, 2003 and December 31, 2002, respectively.  On January 2, 2003, we made an $18.0 million non-refundable deposit against the purchase price of the put or call option on the non-license assets.  We believe that our maximum exposure to loss as a result of our involvement with WNAB-TV consists of the fees that we pay related to the outsourcing agreement as well as any payments that we would be required to make under the put options held by the current owner related to the license and non-license assets.  (See Note 9 Commitments and Contingencies, WNAB Options.)

We have determined that Cunningham Broadcasting Corporation (Cunningham) is a VIE and that we are the primary beneficiary of the variable interests.  We already consolidate Cunningham; therefore, the implementation of FIN 46 will not have a material effect on our financial statements with respect to our variable interest in Cunningham. We made LMA payments to Cunningham of $4.7 million, $4.0 million and $11.8 million for the years ended December 31, 2003, 2002 and 2001, respectively.  We received payments from Cunningham of $0.5 million and $0.2 million for the years ended December 31, 2003 and 2002, respectively.  The creditors of Cunningham have no recourse with respect to us.  We believe that our maximum exposure to loss as a result of our involvement with Cunningham consists of the fees that we pay related to the LMA agreements as well as payments that we would make as a result of exercising our option to acquire Cunningham, which provides for an option exercise price based on a formula that provides a 10% annual return to Cunningham.  (See Note 9, Commitments and Contingencies.)

We are currently evaluating the applicability of FIN 46 on our LMAs and outsourcing agreements and the possible impact on our results of operations and financial position.  We are currently reviewing these agreements to determine if the licensor represents a variable interest entity to us.  We believe the exposure to loss because of our involvement with the license holder for each station is minimal and can be measured by the incremental depreciation expense from the addition of the fixed assets of the license holder.

In January 2003, the Emerging Issues Task Force (EITF) issued EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables.  EITF 00-21 addresses the determination of whether an arrangement involving multiple deliverables contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement.  EITF 00-21 does not otherwise change the applicable revenue recognition criteria.  We adopted issue 00-21 on July 1, 2003 and have determined that our direct mail agreements constitute revenue arrangements with multiple deliverables that contain more than one unit of accounting. Consequently, we allocate the consideration that we receive for certain of these agreements between television accounting units and direct mail accounting units and we recognize the revenue and related expenses when the television spots are aired and when the direct mail pieces are mailed, respectively.

Reclassifications

Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation.

Pro-Forma Information Related To Stock-Based Compensation

As permitted under SFAS No. 123, Accounting for Stock-Based Compensation, we measure compensation expense for our stock-based employee compensation plans using the intrinsic value method prescribed by Accounting Principles Board Option No. 25, Accounting for Stock Issued to Employees and provide pro-forma disclosures of net income and earnings per share as if the fair value-based method prescribed by SFAS No. 123 had been applied in measuring compensation expense.

Had compensation cost for our 2003, 2002 and 2001 grants for stock-based compensation plans been determined consistent with SFAS No. 123, our net income (loss) available to common shareholders for these years would approximate the pro forma amounts below (in thousands, except per share data):

	For the Years Ended December 31,
	2003		2002		2001
	As Reported	Pro-Forma	As Reported	Pro-Forma	As Reported	Pro-Forma
Net income (loss) available to common shareholders	$14,042	$6,344	$(574,844)	$(581,955)	$(138,072)	$(140,988)
Basic earnings (loss) per share	$0.16	$0.07	$(6.74)	$(6.82)	$(1.64)	$(1.67)
Diluted earnings (loss) per share	$0.16	$0.07	$(6.74)	$(6.82)	$(1.64)	$(1.67)

We have computed for pro-forma disclosure purposes the value of all options granted during 2003, 2002 and 2001 using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following weighted average assumptions:

	For the Years Ended December 31,
	2003	2002	2001
Risk-free interest rate	3.00%	4.24%	4.68%
Expected lives	5 years	5 years	6 years
Expected volatility	48%	55%	59%
Weighted average fair value	$4.63	$6.34	$4.96

Adjustments are made for options forfeited prior to vesting.

2.             PROPERTY AND EQUIPMENT:

Property and equipment are stated at cost less accumulated depreciation.  Depreciation is computed under the straight-line method over the following estimated useful lives:

Buildings and improvements	10 – 35 years
Station equipment	5 – 10 years
Office furniture and equipment	5 – 10 years
Leasehold improvements	10 –31 years
Automotive equipment	3 – 5 years
Property and equipment under capital leases	Lease term

Property and equipment consisted of the following as of December 31, 2003 and 2002 (in thousands):

	2003	2002
Land and improvements	$17,150	$17,077
Buildings and improvements	106,944	108,661
Station equipment	359,554	306,786
Office furniture and equipment	43,715	37,340
Leasehold improvements	12,437	10,615
Automotive equipment	10,900	9,802
Construction in progress	30,234	33,465
	580,934	523,746
Less – Accumulated depreciation	(225,117)	(186,496)
	$355,817	$337,250

3.             GOODWILL AND OTHER INTANGIBLE ASSETS:

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

During the three months ended March 31, 2002, we tested our broadcast licenses for impairment in accordance with SFAS No. 142 based on the estimated fair value of such licenses in their respective markets.  We estimated the fair values of our broadcast licenses using discounted cash flow models.  The estimated fair value was compared to the book value to determine whether any impairment had occurred.  As a result of this analysis, we recorded a pretax impairment charge of $64.0 million.

SFAS No. 142 requires that goodwill be tested for impairment at the reporting unit level at adoption and, at least annually thereafter, utilizing a two-step methodology. The initial step required us to determine the fair value of each reporting unit and compare it to the carrying value, including goodwill, of such unit. If the fair value exceeded the carrying value, no impairment loss was recognized. However, if the carrying value of the reporting unit exceeded its fair value, the goodwill of this unit might have been impaired. The amount, if any, of the impairment would then be measured in the second step.  The second step requires us to calculate the fair value of goodwill by allocating the fair value of the reporting unit to each of the assets and liabilities of the reporting unit based on their fair values. This calculated goodwill is then compared to the book value of the goodwill and an impairment loss is recognized to the extent that the book value exceeds the fair value.

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

As a result of such testing, we recorded a pre-tax impairment charge of $532.8 million related to nine of our DMAs and our software development and consulting company during 2002. The total impairment charge of $596.8 million related to our broadcast licenses and goodwill is reflected as a cumulative effect of a change in accounting principle on our consolidated statement of operations for the twelve months ended December 31, 2002, before the related tax benefit of $30.4 million.

SFAS No. 142 requires goodwill and definite lived intangible assets to be tested for impairment on an annual basis; therefore, we tested these assets for impairment as of October 1, 2002 and 2003 by comparing their book values to their estimated fair values.  There was no impairment charge recorded based on the results of such testing.

The following table shows the effect on net income (loss) available to common shareholders and earnings (loss) per share, had we adopted SFAS No. 142 on January 1, 2001 (in thousands, except per share data).

	For the Years Ended December 31,
	2003	2002	2001
Reported net income (loss) available to common shareholders	$14,042	$(574,844)	$(138,072)
Add: goodwill amortization	—	—	56,501
Add: broadcast license amortization	—	—	15,133
Adjusted net income (loss)	$14,042	$(574,844)	$(66,438)

Basic and diluted earnings (loss) per share:
Reported net income (loss) available to common shareholders	$0.16	$(6.74)	$(1.64)
Goodwill amortization	—	—	0.67
Broadcast license amortization	—	—	0.18
Adjusted net income (loss)	$0.16	$(6.74)	$(0.79)

The following table shows the effect on income (loss) from continuing operations and earnings (loss) from continuing operations per share had we adopted SFAS No. 142 on January 1, 2001 (in thousands, except per share data):

	For the Years Ended December 31,
	2003	2002	2001
Reported net income (loss) from continuing operations	$22,751	$(5,981)	$(127,670)
Add: goodwill amortization	—	—	55,049
Add: broadcast license amortization	—	—	14,353
Adjusted net income (loss) from continuing operations	$22,751	$(5,981)	$(58,268)

Basic earnings (loss) per share:
Reported earnings (loss) from continuing operations	$0.14	$(0.19)	$(1.64)
Goodwill amortization	—	—	0.65
Broadcast license amortization	—	—	0.17
Adjusted earnings (loss) from continuing operations	$0.14	$(0.19)	$(0.82)

Diluted earnings (loss) per share:
Reported earnings (loss) from continuing operations	$0.14	$(0.19)	$(1.64)
Goodwill amortization	—	—	0.65
Broadcast license amortization	—	—	0.17
Adjusted earnings (loss) from continuing operations	$0.14	$(0.19)	$(0.82)

Definite-lived intangible assets and other assets subject to amortization are being amortized on a straight-line basis over periods of 5 to 25 years.  These amounts result from the acquisition of certain television station non-license assets.  The following table shows the gross carrying amount and accumulated amortization of intangibles and estimated amortization (in thousands):

		For the year ended December 31, 2003		For the year ended December 31, 2002
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Network affiliation	15-25 years	$244,288	$(58,662)	$244,288	$(48,856)
Decaying advertiser base	15 years	119,264	(60,590)	119,264	(53,337)
Other	5-25 years	26,932	(13,649)	26,932	(12,569)
Total		$390,484	$(132,901)	$390,484	$(114,762)

Unamortized intangible assets:
Broadcast licenses		$504,212	$(74,705)	$504,212	$(74,705)
Goodwill		1,423,742	(305,208)	1,428,611	(305,208)
Total		$1,927,954	$(379,913)	$1,932,823	$(379,913)

The amortization expense of the definite-lived intangible assets and other assets for the years ended December 31, 2003 and 2002 was $19.3 million and $19.5 million, respectively.  The following table shows the estimated amortization expense of the definite-lived intangible assets and other assets for the next five years.

For the year ended December 31, 2004	$19,027
For the year ended December 31, 2005	18,328
For the year ended December 31, 2006	18,080
For the year ended December 31, 2007	18,078
For the year ended December 31, 2008	18,078

The change in the carrying amount of goodwill for the twelve months ended December 31, 2003 is as follows:

Balance as of January 1, 2003	$1,123,403
Reversal of prior year acquisitions’ tax contingencies and other	(4,869)
Balance as of December 31, 2003	$1,118,534

During 2003, tax contingencies recorded in connection with the purchase accounting for prior year acquisitions were reversed because those contingencies were either settled or eliminated.

4.             NOTES PAYABLE AND COMMERCIAL BANK FINANCING:

1998 Bank Credit Agreement

On May 16, 2001, we closed on an amendment and restatement of the 1998 Bank Credit Agreement (the Amended and Restated Bank Credit Agreement) allowing us more operating capacity and liquidity.  The Amended and Restated Bank Credit Agreement reduced the aggregate borrowing capacity from $1.6 billion to $1.1 billion.  We repaid the unamortized outstanding balance of the $750.0 million Term Loan Facility with the proceeds from the Amended and Restated Bank Credit Agreement.  The Amended and Restated Bank Credit Agreement consisted of a $600 million Revolving Credit Facility and a $500 million Incremental Term Loan Facility repayable in consecutive quarterly installments amortizing 1% per year commencing March 31, 2003 and continuing through its maturity on September 30, 2009.

The applicable interest rate for the Revolving Credit Facility was either LIBOR plus 1.25% to 3% or the alternative base rate plus zero to 1.75%.  The applicable interest rate for the Revolving Credit Facility was adjusted based on the ratio of total debt to four quarters’ trailing earnings before interest, taxes, depreciation and amortization. The applicable interest rate on the Incremental Term Loan Facility was LIBOR plus 3.50% or the alternative base rate plus 2.25% through maturity.

As a result of amending our 1998 Bank Credit Agreement, we incurred debt acquisition costs of $8.5 million and recognized a loss of $4.7 million, net of a tax benefit of $2.6 million.  The loss represents the write-off of certain debt acquisition costs associated with indebtedness replaced by the new facility. The loss was computed based on the guidance of EITF No. 96-19 Debtor’s Accounting for a Modification or Exchange of Debt Instrument and EITF No. 98-14 Debtor’s Accounting for changes in Line of Credit or Revolving Debt Arrangements.

On October 30, 2001, we closed on a short-term amendment of our 1998 Bank Credit Agreement, as amended and restated in May 2001.  The amendment, which was effective through September 30, 2002, provided for relaxed leverage and interest coverage ratios and increased the interest rate by 50 basis points during the amendment period.  As a result of the amendment, our interest rate on the Revolving Credit Facility and Incremental Term Loan Facility was LIBOR plus 3.5% and LIBOR plus 4.00%, respectively.  We incurred $3.4 million of debt acquisition costs as a result of amending our 1998 Bank Credit Agreement.  These costs were capitalized in accordance with EITF No. 96-19 and EITF No. 98-14 and were amortized to interest expense over the remaining life of the debt.

The weighted average interest rates for outstanding indebtedness relating to the Amended and Restated Bank Credit Agreement during 2001 and as of December 31, 2001 were 6.57% and 5.85%, respectively.  Interest expense relating to the 1998 Bank Credit Agreement was $61.1 million for year ended December 31, 2001.  The 1998 Bank Credit Agreement was paid off on July 15, 2002 with the proceeds from the 2002 Bank Credit Agreement.

2002 Bank Credit Agreement

On July 15, 2002, we closed on a new Bank Credit Agreement (the 2002 Bank Credit Agreement), allowing us more operating capacity and liquidity.  The proceeds of the 2002 Bank Credit Agreement were used to pay off the 1998 Bank Credit Agreement.  The 2002 Bank Credit Agreement consists of a $225.0 million Revolving Credit Facility maturing on June 30, 2008 and a $375.0 million Term Loan B Facility repayable in consecutive quarterly installments, amortizing 0.25% per quarter, commencing June 30, 2004 and continuing through its maturity on December 31, 2009.  As of December 31, 2003, no amounts were outstanding under the Revolving Credit Facility.  Additionally, we are required to pay a 0.5% annual commitment fee on the unused credit facility.

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

Availability under the Revolving Credit Facility does not reduce incrementally and terminates at maturity.  We are required to prepay the Term Loan Facility and reduce the Revolving Credit Facility with (i) 100% of the net proceeds of any casualty loss or condemnation and; (ii) 100% of the net proceeds of any sale or other disposition of our assets in excess of $100 million in the aggregate for any fiscal year, to the extent not used to acquire new assets.  The 2002 Bank Credit Agreement contains representations and warranties, and affirmative and negative covenants, including among other restrictions, limitations on additional indebtedness, customary for credit facilities of this type.

As a result of closing on the 2002 Bank Credit Agreement, we incurred debt acquisition costs of $3.2 million and recognized a loss of $4.2 million, net of tax benefit of $2.4 million.  The loss represents the write-off of certain debt acquisition costs associated with indebtedness replaced by the new facility.  The loss was computed based on the guidance of EITF No. 96-19 Debtor’s Accounting for a Modification of Exchange of Debt Instrument and EITF No. 98-14 Debtor’s Accounting for changes in Line of Credit or Revolving Debt Arrangements.

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

The weighted average interest rates of the 2002 Bank Credit Agreement during 2003 and as of December 31, 2003 were 3.64% and 3.41%, respectively.  During 2003 and 2002, the interest expense relating to the Bank Credit Agreements was $18.0 million and $27.9 million, respectively.

8.75% Senior Subordinated Notes Due 2007 and 2002 Tender Offer

In December 1997, we completed an issuance of $250 million aggregate principal amount of 8.75% Senior Subordinated Notes due 2007 (8.75% Notes) pursuant to a shelf registration statement and we received net proceeds of $242.8 million.  Of the net proceeds from the issuance, $106.2 million was utilized to tender our 1993 Notes with the remainder retained for general corporate purposes.  Interest on the 8.75% Notes was payable semiannually on June 15 and December 15 of each year.  Interest expense was $20.2 million for the year ended December 31, 2002 and $21.9 million for the year ended December 31, 2001.  The 8.75% Notes were issued under an Indenture among us, our subsidiaries (the guarantors) and the trustee.  Costs associated with the offering totaled $5.8 million, including an underwriting discount of $5.0 million.  These costs were capitalized and were being amortized over the life of the debt.

During December 2002, we completed a tender offer of $213.0 million aggregate principal amount of the 8.75% Notes (2002 Tender Offer).  Total consideration per $1,000 principal amount note tendered was $1,043.74 resulting in total consideration paid to consummate the Tender Offer of $223.2 million.  Also in December 2002, we redeemed the remaining 8.75% Notes for total consideration of $39.0 million.  The Tender Offer and redemption were funded through the issuance of a $125 million add-on to our existing 8.0% $300 million Senior Subordinated Notes due 2012, a $125 million additional funding on our Term Loan B Facility, a draw down on our revolving line of credit of $7.0 million and cash on hand for a total consideration paid of $262.2 million.  We recognized a loss of $2.5 million, net of tax benefit of $1.4 million, representing a write-off of the previous debt acquisition costs of $3.2 million and consideration of $0.7 million.

9% Senior Subordinated Notes Due 2007

In July 1997, we completed an issuance of $200 million aggregate principal amount of 9% Senior Subordinated Notes due 2007 (9% Notes).  We utilized $162.5 million of the approximately $195.6 million net proceeds of the issuance to repay outstanding revolving credit indebtedness and utilized the remainder to fund acquisitions.  Interest on the 9% Notes was payable semiannually on January 15 and July 15 of each year, commencing January 15, 1998.  Interest expense was $16.2 million and $18.0 million for the years ended December 31, 2002 and 2001, respectively.  The 9% Notes were issued under an Indenture among us, our subsidiaries (the guarantors) and the trustee.  Costs associated with the offering totaled $4.8 million, including an underwriting discount of $4.0 million.  These costs were capitalized and were being amortized over the life of the debt.

On November 8, 2002 the 9% Notes were redeemed for an aggregate principal amount of $200 million.  The redemption occurred through the issuance of a $125 million add-on to our 8% $300 million Senior Subordinated Notes due 2012 and available cash on hand for total consideration of $218.5 million including accrued interest of $7.2 million.  We recognized a loss of $2.4 million, net of deferred taxes of $1.3 million, representing a write-off of the previous debt acquisition costs of $2.3 million and consideration of $1.4 million.

10% Senior Subordinated Notes Due 2005

In August 1995, we completed an issuance of $300 million aggregate principal amount of 10% Senior Subordinated Notes (the “1995 Notes”), due 2005.  We received net proceeds of $293.2 million.  The net proceeds of this offering were utilized to repay outstanding indebtedness under the then existing Bank Credit Agreement of $201.8 million with the remainder being retained and eventually utilized to make payments related to certain acquisitions consummated during 1996.  Interest on the 1995 Notes was payable semiannually on March 30 and September 30 of each year.  Interest expense was $28.3 million for the year ended December 31, 2001.  The 1995 Notes were issued under an indenture among us, our subsidiaries (the guarantors) and the trustee.  Costs associated with the offering totaled $6.8 million, including an underwriting discount of $6.0 million.  These costs were capitalized and were being amortized over the life of the debt.

In December 2001, we redeemed the $300 million aggregate principal amount of the 1995 Notes for a total consideration of $318.3 million, including accrued interest of $6.1 million.  We recognized a loss of $9.5 million, net of a tax benefit of $5.2 million.  The loss represented a write-off of the previous debt acquisition costs of $2.5 million and consideration of $12.2 million.

8.75% Senior Subordinated Notes Due 2011

In December 2001, we completed an issuance of $310 million aggregate principal amount of 8.75% Senior Subordinated Notes (the 2001 Notes), due 2011.  We received net proceeds of $306.2 million.  The net proceeds of this offering were utilized to repay the 1995 Notes.  Interest on the 2001 Notes is payable semiannually on June 15th and December 15th of each year.  Interest expense was $27.0 million for each of the years ended December 31, 2003 and 2002.  The 2001 Notes were issued under an indenture among us, our subsidiaries (the guarantors) and the trustee.  Costs associated with the offering totaled $4.1 million, including an underwriting discount of $3.8 million.  These costs were capitalized and are being amortized over the life of the debt.  Based on the quoted market price, the fair value of the 2001 Notes as of December 31, 2003 and 2002 was $331.9 million and $335.1 million, respectively.

8% Senior Subordinated Notes Due 2012

In March 2002, we completed an issuance of $300.0 million aggregate principal amount of 8% Senior Subordinated Notes (the 2002 Notes), due 2012, generating gross proceeds to us of $300.0 million.  The gross proceeds of this offering were utilized to repay $300.0 million of the Term Loan Facility.  We recognized a loss of $0.7 million, net of a tax benefit of $0.4 million.  The loss represented the write-off of certain debt acquisition costs associated with indebtedness replaced by the 2002 Notes.  Interest on the 2002 Notes is payable semiannually on March 15 and September 15 of each year, beginning September 15, 2002.  Interest expense was $23.9 million and $19.2 million for the years ended December 31, 2003 and 2002, respectively.  The 2002 Notes were issued under an indenture among us, certain of our subsidiaries (the guarantors) and the trustee.  Net costs associated with the offering totaled $3.4 million.  These costs were capitalized and are being amortized to interest expense over the term of the 2002 Notes.

On November 8, 2002, we completed an issuance of $125.0 million aggregate principal amount of 8% Senior Subordinated Notes due 2012 at a price of 100.5% of par, plus accrued interest from September 15, 2002 to November 7, 2002.  Interest expense was $10.0 million and $1.4 million for the years ended December 31, 2003 and 2002, respectively.  After deducting discount and commission and estimated expenses of the offering of $1.9 million, we received approximately $125.8 million from the sale of the notes.  We used the net proceeds together with available cash on hand and a draw down of $10.0 million on the revolving line of credit under the 2002 Bank Credit Agreement, to redeem our existing 9% Senior Subordinated Notes including an early redemption premium of $9.0 million and accrued interest of $7.2 million.  Net costs associated with the offering totaled $1.6 million.  These costs were capitalized and are being amortized to interest expense over the term of the 2002 notes.

On December 31, 2002, we completed an add-on issuance of $125.0 million aggregate principle amount of 8% Senior Subordinated Notes due 2012 at a premium of $3.8 million.  Interest expense was $10.0 million for the year ended December 31, 2003.  We received net proceeds of approximately $130.4 million from the sale of the notes.  We used the net proceeds together with additional funding from our term loan of $125 million, a draw down of $7.0 million on the revolving line of credit under the 2002 Bank Credit Agreement and available cash on hand of $0.2 million, to redeem our existing 8.75% Senior Subordinated Notes due 2007, including an early redemption premium of $10.9 million.  Net costs associated with the offering totaled $1.7 million.  Of these costs, $1.3 million were capitalized and are being amortized to interest expense over the term of the 2002 notes.

On May 29, 2003, we completed an add-on issuance of $100.0 million aggregate principal amount of 8% Senior Subordinated Notes, which was an add-on issuance under the indenture relating to our 8% Senior Subordinated Notes due 2012.  Interest expense for the year ended December 31, 2003 was $4.7 million.  The Notes were issued at a price of $105.3359 plus accrued interest from March 15, 2003 to May 28, 2003, yielding a rate of 7.00%.  We used the net proceeds, along with the net proceeds received in connection with our issuance of $150.0 million of Convertible Senior Subordinated Notes due 2018, to finance the redemption of the 11.625% High Yield Trust Originated Preferred Securities due 2009 and for general corporate purposes.  Net costs associated with the offering totaled $1.3 million.  These costs were capitalized and are being amortized to interest expense over the term of the Senior Subordinated Notes.

Based on the quoted market price, the fair market value of the 8% Senior Subordinated Notes due 2012 was $671.3 million at December 31, 2003 and $572.2 million at December 31, 2002.

4.875% Convertible Senior Subordinated Notes Due 2012

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

•      The notes may be put to us at par on January 15, 2011 or called thereafter by us.

•      The notes bear cash interest at an annual rate of 4.875% until January 15, 2011 and bear cash interest at an annual rate of 2.00% from January 15, 2011 through maturity.  Interest expense was $4.5 million for the year ended December 31, 2003.

•      The principal amount of the notes will accrete to 125.66% of the original par amount from January 15, 2011 to maturity so that when combined with the cash interest, the yield to maturity of the notes will be 4.875% per year.

•      Under certain circumstances, we will pay contingent cash interest to the holders of the Convertible Notes during any six month period from January 15 to July 14 and from July 15 to January 14, commencing with the six month period beginning January 15, 2011.  This contingent interest feature is an embedded derivative which had a negligible fair value as of December 31, 2003.

We used the net proceeds, along with the net proceeds from the issuance on May 29, 2003 of $100.0 million of 8% Senior Subordinated Notes due 2012, to finance the redemption of the 11.625% High Yield Trust Originated Preferred Securities due 2009, to repay debt outstanding under our bank credit agreement and for general corporate purposes.  Net costs associated with the offering totaled $4.6 million.  These costs were capitalized and are being amortized as interest expense over the term of the Convertible Notes.

Based on the quoted market price, the fair market value of the 4.875% Convertible Senior Subordinated Notes Due 2012 was $162.2 million at December 31, 2003.

Summary

Notes payable, capital leases, and the 2002 Bank Credit Agreement consisted of the following as of December 31, 2003 and 2002 (in thousands):

	2003	2002
Bank Credit Agreement, Term Loan	$485,900	$500,000
Bank Credit Agreement, Revolving Credit Facility	—	52,000
8.75% Senior Subordinated Notes, due 2011	310,000	310,000
Note payable of consolidated entity (Cunningham)	35,000	35,000
8% Senior Subordinated Notes, due 2012	650,000	550,000
4.875% Convertible Senior Subordinated Notes due 2012	150,000	—
Capital leases	46,799	43,763
Installment note for certain real estate interest at 8.0%	51	61
	1,677,750	1,490,824
Plus: Premium on 8% Senior Subordinated Notes, due 2012	8,873	4,375
Plus: SFAS No. 133 derivatives, net	16,897	23,783
Less: Current portion	(38,986)	(292)
	$1,664,534	$1,518,690

Indebtedness under the notes payable, capital leases and 2002 Bank Credit Agreement as of December 31, 2003 mature as follows (in thousands):

	Notes and 2002 Bank Credit Agreement	Capital Leases	Total
2004	$38,750	$4,326	$43,076
2005	5,000	4,425	9,425
2006	5,000	4,519	9,519
2007	5,000	4,612	9,612
2008	5,000	4,689	9,689
2009 and thereafter	1,572,150	102,179	1,674,329
Total minimum payments	1,630,900	124,750	1,755,650
Plus: SFAS No. 133 derivatives, net	16,897	—	16,897
Plus: Premium on 8% Senior Subordinated Notes due 2012	8,873	—	8,873
Less: Amount representing interest	—	(77,900)	(77,900)
	$1,656,670	$46,850	$1,703,520

Substantially all of our stock in our wholly owned subsidiaries has been pledged as security for notes payable and commercial bank financing.

As of December 31, 2003, we had 26 capital leases with non-affiliates including 24 tower leases, one building lease and a computer hardware lease.  All of our tower leases will expire within the next 30 years, the building leases will expire within the next 12 years and our computer hardware lease will expire within the next year.  Most of our leases have a 5-10 year renewal option and it is expected that these leases will be renewed or replaced within the normal course of business.

5.             PROGRAM CONTRACTS PAYABLE:

Future payments required under program contracts payable as of December 31, 2003 were as follows (in thousands):

2004	$120,873
2005	57,645
2006	27,141
2007	7,385
2008	128
Total	213,172
Less: Current portion	(120,873)
Long-term portion of program contracts payable	$92,299

Included in the current portion amounts are payments due in arrears of $27.4 million.  In addition, we have entered into non-cancelable commitments for future program rights aggregating $120.5 million as of December 31, 2003.

We perform a net realizable value calculation for each of our non-cancelable commitments in accordance with SFAS No. 63, Financial Reporting by Broadcasters.  We utilize sales information to estimate the future revenue of each commitment and measure that amount against the amount of the commitment.  If the estimated future revenue is less than the amount of the commitment, a loss is recorded.

We have estimated the fair value of our program contract payables and non-cancelable commitments at approximately $204.9 million and $108.8 million, respectively, as of December 31, 2003, and $233.6 million and $53.6 million, respectively, as of December 31, 2002.  These estimates were based on future cash payments discounted at our current borrowing rate.

6.     COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST, COMMON STOCK AND PREFERRED STOCK:

1997 Offering of Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust

In March 1997, we completed a private placement of $200 million aggregate liquidation value of 11.625% High Yield Trust Offered Preferred Securities (HYTOPS) of our subsidiary trust, Sinclair Capital.  The HYTOPS were issued March 12, 1997, mature March 15, 2009, and provided for quarterly distributions to be paid in arrears beginning June 15, 1997.  The HYTOPS were sold to “qualified institutional buyers” (as defined in Rule 144A under the Securities Act of 1933, as amended) and a limited number of institutional “accredited investors” and the offering was exempt from registration under the Securities Act of 1933, as amended (the Securities Act), pursuant to Section 4(2) of the Securities Act and Rule 144A thereunder.  We utilized $135.0 million of the approximately $192.8 million net proceeds of the private placement to repay outstanding debt and retained the remainder for general corporate purposes.

Pursuant to a Registration Rights Agreement entered into in connection with the private placement of the HYTOPS, we offered holders of the HYTOPS the right to exchange the HYTOPS for new HYTOPS having the same terms as the existing securities, except that the exchange of the new HYTOPS for the existing HYTOPS has been registered under the Securities Act.  On May 2, 1997, we filed a registration statement on Form S-4 with the Commission for the purpose of registering the new HYTOPS to be offered in exchange for our aforementioned existing HYTOPS issued in March 1997 (the “Exchange Offer”).  Our Exchange Offer was closed and became effective August 11, 1997, at which time all of the existing HYTOPS were exchanged for new HYTOPS. Annual preferred dividends, payable to the holders of HYTOPS, are recorded as “Subsidiary trust minority interest expense” in the accompanying financial statements and were $11.0 million, $23.3 million, and $23.3 million for the three years ended December 31, 2003, 2002, and 2001.

On June 20, 2003, we redeemed the $200.0 million aggregate principal amount of the 11.625% HYTOPS.  The redemption occurred through the issuance on May 29, 2003 of the 8% Senior Subordinated Notes due 2012 and the Convertible Notes.  We recognized a loss on debt extinguishment of $15.2 million consisting of a $9.3 million call premium, a write-off of the previous deferred financing costs of $3.7 million and other fees of $2.2 million.

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

Preferred Stock

During 1997, we completed a public offering of 3,450,000 shares of Series D Convertible Exchangeable Preferred Stock (the “1997 Preferred Stock Offering”). The Convertible Exchangeable Preferred Stock has a liquidation preference of $50 per share and a stated annual cumulative dividend of $3.00 per share payable quarterly out of legally available funds and are convertible into shares of Class A Common Stock at the option of the holders thereof at a conversion price of $22.813 per share, subject to adjustment.  The Convertible Exchangeable Preferred Stock is convertible into 7,561,644 shares of Class A common stock, all of which we have reserved for future issuance.  The shares of Convertible Exchangeable Preferred Stock are exchangeable at our option, for 6% Convertible Subordinated Debentures, due 2012, and are redeemable at our option on or after September 20, 2000 at specified prices plus accrued dividends.  Holders of Convertible Exchangeable Preferred Stock do not have any voting rights in ordinary circumstances.  In exercising any voting rights, each outstanding share of Series D Convertible Exchangeable Preferred Stock will be entitled to one vote.

7.     DERIVATIVE INSTRUMENTS:

We enter into derivative instruments primarily for the purpose of reducing the impact of changing interest rates on our floating rate debt and to reduce the impact of changing fair market values of our fixed rate debt.

Statement of Financial Accounting Standard No. 133

On January 1, 2001, we adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities –Deferral of the Effective Date of SFAS 133 and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133. SFAS No. 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative instrument’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative instrument’s gains and losses to offset related results on the hedged item in the income statement, to the extent effective, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 had the following impact on our financial statements.

Our losses resulting from prior year terminations of fixed to floating interest rate agreements are reflected as a discount on our fixed rate debt and are being amortized to interest expense through December 15, 2007, the expiration date of the terminated swap agreements.  For each of the years ended December 31, 2003, 2002 and 2001, amortization of $0.5 million of the discount was recorded as interest expense for each respective period.

We experienced deferred net losses in prior years related to terminations of floating to fixed interest rate swap agreements.  These deferred net losses are reflected as other comprehensive loss, net of tax effect, and are being amortized to interest expense through June 3, 2004, the expiration dates of the terminated swap agreements.  For the years ended December 31, 2003, 2002 and 2001, we amortized $1.7 million, $1.3 million and $0.3 million, respectively, from accumulated other comprehensive loss and deferred tax asset to interest expense.

Interest Rate Derivative Instruments

During the twelve months ended December 31, 2003, we held the following derivative instruments:

•      An interest rate swap agreement with a financial institution that has a notional amount of $575 million, which expires of June 5, 2006.  During June 2003, we assigned $200 million of the notional amount to a second financial institution.  Both agreements expire on June 5, 2006.  These swap agreements require us to pay a fixed rate, which is set in the range of 6.25% to 7.00% and receive a floating rate based on the three month London Interbank Offered Rate (LIBOR) (measurement and settlement is performed quarterly).  These swap agreements are reflected as a derivative obligation based on their fair value of $54.1 million and $71.5 million as a component of other long-term liabilities in the accompanying consolidated balance sheets as of December 31, 2003 and December 31, 2002, respectively.  These swap agreements do not qualify for hedge accounting treatment under SFAS No. 133; therefore, changes in their fair market values are reflected currently in earnings as gain (loss) on derivative instruments.  We incurred an unrealized gain of $17.4 million for the year ended December 31, 2003 and an unrealized loss of $30.9 million and $34.4 million during the years ended December 31, 2002 and 2001, respectively, related to these instruments.  The instrument with a notional amount of $375 million contains a European style (that is, exercisable only on the expiration date) termination option and can be terminated partially or in full by the counterparty on June 3, 2004 and June 3, 2005 at its fair market value.

•      In March 2002, we entered into two interest rate swap agreements with notional amounts totaling $300 million which expire on March 15, 2012 in which we receive a fixed rate of 8% and pay a floating rate based on LIBOR (measurement and settlement is performed quarterly).  These swaps are accounted for as a hedge of our 8% debenture in accordance with SFAS No. 133 whereby changes in the fair market value of the swaps are reflected as adjustments to the carrying amount of the debenture.  These swaps are reflected in the accompanying balance sheet as a derivative asset and as a premium on the 8% debenture based on their fair value of $18.6 million.

•      In November 2003, we entered into two interest rate swap agreements with notional amounts totaling $100 million, which expire March 15, 2012, in which we receive a fixed rate of 8% and pay a floating rate based on LIBOR (measurement and settlement is performed quarterly).  These swaps are accounted for as a hedge of our 8% Senior Subordinated Notes in accordance with SFAS No. 133, whereby changes in the fair market value of the swaps are reflected as adjustments to the carrying amount of the Senior Subordinated Notes.  These swaps are reflected on the accompanying balance sheet as a derivative asset and as a premium on the 8% debenture based on their fair value of $0.3 million.

The counterparties to these agreements are international financial institutions. We estimate the net fair value of these instruments at December 31, 2003 to be a liability of $35.2 million.  The fair value of the interest rate swap agreements is estimated by obtaining quotations from the financial institutions, which are a party to our derivative contracts. The fair value is an estimate of the net amount that we would pay on December 31, 2003 if we cancelled the contracts or transferred them to other parties.

In June 2001, we entered into an interest rate swap agreement with a notional amount of $250 million which expires on December 15, 2007 in which we received a fixed rate of 8.75% and paid a floating rate based on LIBOR (measurement and settlement is performed quarterly).  This swap was accounted for as a hedge of our 8.75% debenture in accordance with SFAS No. 133 whereby changes in the fair market value of the swap were reflected as adjustments to the carrying amount of the debenture.  During December 2002, we terminated this interest rate swap agreement.  We received $10.9 million upon termination, which offset the premium that we paid on the 8.75% notes redemption.

In June 2001, we entered into an interest rate swap agreement with a notional amount of $200 million which expires on July 15, 2007 in which we received a fixed rate of 9% and paid a floating rate based on LIBOR (measurement and settlement is performed quarterly).  This swap was accounted for as a hedge of our 9% Notes in accordance with SFAS No. 133 whereby changes in the fair market value of the swap were reflected as adjustments to the carrying amount of the debenture.  During November 2002, we terminated this interest rate swap agreement and received $9.0 million, which offset the premium that we paid on the 9% notes redemption.

During May 2003, we completed an issuance of $150.0 million aggregate principal amount of 4.875% Convertible Senior Subordinated Bonds.  See Note 4 – Notes Payable and Commercial Bank Financing.  Under certain circumstances, we will pay contingent cash interest to the holder of the convertible notes during any six month period from January 15 to July 14 and from July 15 to January 14, commencing with the six month period beginning January 15, 2011.  The contingent interest feature is an embedded derivative which had a negligible fair value as of December 31, 2003.

8.             INCOME TAXES:

We file a consolidated federal income tax return and separate company state tax returns.  The provision (benefit) for the income taxes consisted of the following for the years ended December 31, 2003, 2002 and 2001 (in thousands):

	2003	2002	2001
Provision for (benefit) from income taxes –continuing operations	$15,669	$(4,162)	$(59,675)
(Benefit) from provision for income taxes – discontinued operations	(1,641)	347	193
Provision for income taxes – sale of discontinued operations	—	8,175	—
Benefit from income taxes – cumulative adjustment for change in accounting principle	—	(30,383)	—
	$14,028	$(26,023)	$(59,482)

Current:
Federal	$(1,176)	$(37,357)	$(47,880)
State	(2,046)	3,160	(910)
	(3,222)	(34,197)	(48,790)
Deferred:
Federal	16,424	7,894	(9,792)
State	826	280	(900)
	17,250	8,174	(10,692)
	$14,028	$(26,023)	$(59,482)

The following is a reconciliation of federal income taxes at the applicable statutory rate to the recorded provision (benefit) from continuing operations:

	2003	2002	2001
Statutory federal income taxes	35.0%	(35.0)%	(35.0)%
Adjustments-
State income and franchise taxes, net of federal effect	1.0%	7.2%	0.4%
Goodwill amortization	—	—	7.2%
Non-deductible expense items	3.8%	8.8%	0.6%
Reversal of income tax accruals	—	—	(3.8)%
Adjustment to valuation allowance	—	(14.1)%	(4.0)%
Tax return true-up items	—	(9.9)%	5.3%
Other	1.0%	2.0%	(2.0)%
Provision (benefit) for income taxes	40.8%	(41.0)%	(31.3)%

Temporary differences between the financial reporting carrying amounts and the tax basis of assets and liabilities give rise to deferred taxes.  We had a net deferred tax liability of $178.2 million and $167.2 million as of December 31, 2003 and 2002, respectively.

Our remaining federal and state net operating losses will expire during various years from 2004 to 2023, and in certain cases, are subject to annual limitations under Internal Revenue Code Section 382 and similar state provisions.  The tax effects of these net operating losses are recorded in the deferred tax accounts in the accompanying consolidated balance sheets.

Total deferred tax assets and deferred tax liabilities as of December 31, 2003 and 2002 were as follows (in thousands):

	2003	2002
Deferred Tax Assets:
Accruals and reserves	$10,248	$12,259
Net operating losses	114,837	75,448
Program contracts	13,838	7,995
Other comprehensive income net deferred tax assets	305	913
Other	9,838	11,037
	149,066	107,652
Valuation allowance for deferred tax assets	(71,481)	(60,680)
	$77,585	$46,972

Deferred Tax Liabilities:
FCC license	$(45,809)	$(37,682)
Parent Preferred Stock deferred tax liability	(25,833)	(25,833)
Fixed assets and intangibles	(177,850)	(141,628)
Cunningham net deferred tax liabilities	(1,069)	(1,069)
Other	(5,195)	(7,968)
	(255,756)	(214,180)
Net tax liabilities	$(178,171)	$(167,208)

We establish valuation allowances in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes.  A valuation allowance has been provided for deferred tax assets relating to various federal and state net operating loss (NOL) carryforwards.  The realization of deferred tax assets associated with federal and state NOL carryforwards is dependent upon generating sufficient taxable income prior to their expiration.  Management believes that there is a risk that certain of these federal and state NOL carryforwards may expire unused and accordingly, has established a valuation allowance against them.  The valuation allowance increased $10.8 million in 2003, principally related to acquired NOLs.  Although realization is not assured for the remaining deferred tax assets, management believes it is more likely than not that they will be realized through future taxable earnings or alternative tax strategies.  We periodically review the adequacy of the valuation allowance and make any necessary adjustments to the extent that management’s estimates of taxable income during the carryforward period significantly change.  Any subsequent changes to the valuation allowance will be reported in accordance with SFAS No. 109.

In the third and fourth quarter 2003, the statute of limitations expired for certain tax returns related to discontinued operations in 1999.  As a result, our 2003 benefit for income taxes – discontinued operations reflects $1.6 million reduction of taxes provided in prior periods.

In December 2001, the Internal Revenue Service (IRS) completed its examination of our federal income tax returns filed through 1997.  As a result of this settlement, our 2001 benefit for income taxes reflects $6.3 million reduction of taxes provided in prior periods.  The IRS has initiated an examination of federal tax returns subsequent to 1998.

Management periodically performs a comprehensive review of our tax positions and accrues amounts for tax contingencies.  Based on these reviews, the status of ongoing audits and the expiration of applicable statute of limitations, accruals are adjusted as necessary. The resolution of audits is unpredictable and could result in tax liabilities that are significantly higher or lower than that which has been provided by us.  Amounts accrued for these tax matters are included in long-term liabilities in our consolidated balance sheet.  We believe that adequate accruals have been provided for all years.

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

Operating Leases

We have entered into operating leases for certain property and equipment under terms ranging from three to ten years.  The rent expense under these leases, as well as certain leases under month-to-month arrangements for the years ended December 31, 2003, 2002 and 2001 was approximately $4.6 million, $5.1 million and $5.7 million, respectively.

Future minimum payments under the leases are as follows (in thousands):

2004	$3,539
2005	3,047
2006	2,675
2007	2,307
2008	1,843
2009 and thereafter	9,113
$22,524

At December 31, 2003 and 2002, we had an outstanding letter of credit of $0.98 million and $1.06 million, respectively, under our revolving credit facility.  The letter of credit acts as a guarantee of lease payments for the property occupied by WTTA-TV in Tampa, FL pursuant to the terms and conditions of the lease agreement.

Affiliation Agreements

Sixty of the 62 television stations that we own and operate or to which we provide programming services or sales services, currently operate as affiliates of FOX (20 stations), WB (19 stations), ABC (8 stations), NBC (4 stations), UPN (6 stations) and CBS (3 stations).  The remaining two stations are independent.  The networks produce and distribute programming in exchange for each station’s commitment to air the programming at specified times and for commercial announcement time during the programming.  In addition, networks other than FOX generally pay each station an affiliation agreement fee for each network-sponsored program broadcast by the station, or fees for entering into the affiliation agreement.  In some markets, we pay certain fees if we have certain ratings successes.

The affiliation agreements of three ABC stations (WEAR-TV in Pensacola, Florida, WCHS-TV in Charleston, West Virginia, and WXLV-TV in Greensboro/Winston-Salem, North Carolina) have expired.  We continue to operate these stations as ABC affiliates and we do not believe ABC has any current plans to terminate the affiliation agreements with any of these stations.  As of December 31, 2003, the corresponding net book values for the affiliation agreements are $3.9 million, $2.6 million, and $12.4 million.

The following affiliate agreements are scheduled to expire during 2004.  The ABC affiliate agreements with WLOS-TV and WSYX-TV, are scheduled to expire on September 8, 2004.  The UPN affiliate agreements with WABM-TV, WMMP-TV, WCGV-TV, WUXP-TV, and WRDC-TV are scheduled to expire on July, 31, 2004.  The UPN affiliate agreement with WUPN-TV is scheduled to expire in June 2004. The CBS affiliate agreements with KGAN-TV and WGME-TV are scheduled to expire on December 31, 2004.

The NBC affiliation agreements with WICS/WICD (Champaign/Springfield, Illinois) and WKEF-TV (Dayton, Ohio) were scheduled to expire on April 1, 2004.  On February 25, 2004, NBC informed us that they intend to terminate our affiliations with WKEF-TV (Dayton, Ohio) and WICS/WICD (Champaign/Springfield, Illinois) effective on or about September 2004 and September 2005, respectively, in order to affiliate with another station in each of those markets.  We are currently engaged in discussions with the ABC Television Network regarding affiliating with ABC in these two markets since the stations which are scheduled to acquire the NBC affiliations in Dayton and Champaign/Springfield are currently ABC affiliates and will be giving up that affiliation in order to become NBC affiliates. As of December 31, 2003 the corresponding net book values of the affiliation agreements are $14.5 million and $10.3 million, respectively.

The non-renewal or termination of one or more of these or any of our other network affiliation agreements would result in us no longer being able to carry programming of the relevant network. This loss of programming would require us to obtain replacement programming, which may involve higher costs and which may not be as attractive to our target audiences, resulting in reduced revenues.  Upon the termination of any of the above affiliation agreements, we would be required to establish new affiliations with other networks or operate as an independent.  At such time, the remaining value of the network affiliation asset could become impaired and we would be required to write down the value of the asset.

Local Marketing Agreements

Certain of our stations have entered into what have commonly been referred to as local marketing agreements or LMAs.  One typical type of LMA is a programming agreement between two separately owned television stations serving the same market, whereby the licensee of one station programs substantial portions of the broadcast day and sells advertising time during such program segments on the other licensee’s station subject to the ultimate editorial and other controls being exercised by the latter licensee.  We believe these arrangements allow us to reduce our operating expenses and enhance profitability.  Although under the new FCC ownership rules we would be allowed to continue to program most of the stations with which we have an LMA, in the absence of a waiver, the new rules would require us to terminate or modify three of our LMAs in markets where both the stations we own and the station with which we have an LMA are ranked among the top four stations in their particular DMA.  The FCC’s new ownership rules include specific provisions permitting waivers of this “top four restriction.”  Although there can be no assurances, we have studied the application of the new rules to our markets and believe we are qualified for waivers.  We believe an issue exists regarding whether the FCC has any current legal right to enforce any rules prohibiting the acquisition of television stations because the new rules have been stayed and the FCC concluded the old rules could not be justified as necessary to the public interest.  The Third Circuit Court of Appeals has stayed the application of the new rules as a result of numerous legal challenges, including one filed by Sinclair.  Oral argument regarding the legality of the new rules was held on February 11, 2004 and a decision is currently pending.   During the pendency of the review, the Third Circuit has ordered the FCC to continue to apply the existing ownership rules.

On November 15, 1999, we entered into five separate plans and agreements of merger, pursuant to which we would acquire through merger with subsidiaries of Cunningham, television broadcast stations WABM-TV, Birmingham, Alabama, KRRT-TV, San Antonio, Texas, WVTV-TV, Milwaukee, Wisconsin, WRDC-TV, Raleigh, North Carolina and WBSC-TV (formerly WFBC-TV), Anderson, South Carolina.  The consideration for these mergers was the issuance to Cunningham, of shares of our Class A Common voting stock.  In December 2001, we received FCC approval on all the transactions except WBSC-TV.  Accordingly, on February 1, 2002, we closed on the purchase of the FCC license and related assets of WABM-TV, KRRT-TV, WVTV-TV, and WRDC-TV.  The total value of the shares issued in consideration for the approved mergers was $7.7 million.  We have filed a petition for reconsideration with the FCC to reconsider its denial of the acquisition of WBSC-TV and recently amended our application to acquire the license in light of the FCC’s new multiple ownership rules adopted in June 2003.  However, the new rules have been stayed by the U.S. Court of Appeals for the Third Circuit, pending its review of the rules.  We also filed applications in November 2003 to acquire the license assets of the remaining five Cunningham stations, WRGT-TV, Dayton, Ohio, WTAT-TV, Charleston, South Carolina, WVAH-TV, Charleston, West Virginia, WNUV-TV, Baltimore, Maryland, and WTTE-TV, Columbus, Ohio.  These applications are pending and may also be impacted by the existence of the stay of the FCC’s new multiple ownership rules.  The Rainbow/PUSH Coalition has filed a petition to deny these five applications and to revoke all of Sinclair’s licenses.  We believe the petition is without merit and, as with past petitions filed by Rainbow/PUSH, will not result in the revocation of any of Sinclair’s licenses.

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

WNAB Options

We have entered into an agreement with a third party to purchase certain license and non-license television broadcast assets of WNAB-TV at our option (the call option) and additionally, the third party may require us to purchase these license and non-license broadcast assets at the option of the third party (the put option).  On January 2, 2003, we made an $18.0 million non-refundable deposit against the purchase price of the put or call option on the non-license assets in return for a reduction of $0.1 million in our profit sharing arrangements.  Under current law, we have no right to buy WNAB-TV.  If or when the put option becomes exercisable, and if the current law has not changed, we may assign our option to an eligible buyer.  There can be no assurance that we will find an eligible buyer or recover our commitment.  Upon exercise, we may settle the call or put options entirely in cash, or at our option, we may pay one-half of the purchase price by issuing additional shares of our Class A common stock.  The call and put option exercise prices vary depending on the exercise dates and have been adjusted for the deposit.  The license asset call option exercise price is $5.0 million prior to March 31, 2005, $5.6 million from March 31, 2005 until March 31, 2006 and $6.2 million after March 31, 2006.  The non-license asset call option exercise price is $8.3 million prior to March 31, 2005, $12.6 million from March 31, 2005 to March 31, 2006, and $16.0 million after March 31, 2006.  The license asset put option price is $5.4 million from July 1, 2005 to July 31, 2005, $5.9 million from July 1, 2006 to July 31, 2006 and $6.3 million from July 1, 2007 to July 31, 2007.  The non-license asset put option price is $7.9 million from July 1, 2005 to July 31, 2005, $12.4 million from July 1, 2006 to July 31, 2006 and $16.0 million from July 1, 2007 to July 31, 2007.

10.          RELATED PARTY TRANSACTIONS:

Notes and capital leases payable to affiliates consisted of the following as of December 31, 2003 and 2002

(in thousands):

	2003	2002
Subordinated installment notes payable to former majority owners, interest at 8.75%, principal payments in varying amounts due annually beginning October 1991, with a balloon payment due at maturity in May 2005	$3,133	$4,244
Capital lease for building, interest at 7.93%	1,569	2,041
Capital lease for building, interest at 6.62%	5,900	6,652
Capital leases for broadcasting tower facilities, interest at 9.0%	2,030	2,436
Capital leases for broadcasting tower facilities, interest at 10.5%	3,011	2,968
Capitalization of time brokerage agreements, interest at 6.20% to 8.25%	7,387	8,611
Capital leases for building and tower, interest at 8.25%	5,907	6,036
	28,937	32,988
Less: Current portion	(3,296)	(4,157)
	$25,641	$28,831

Notes and capital leases payable to affiliates as of December 31, 2003 mature as follows (in thousands):

2004	$6,737
2005	7,661
2006	5,303
2007	4,512
2008	3,939
2009 and thereafter	19,916
Total minimum payments due	48,068
Less: Amount representing interest	(19,131)
$28,937

During the year ended December 31, 1993, we loaned Gerstell Development Limited Partnership (a partnership owned by class B Shareholders) $2.1 million.  The note bears interest at 6.18%, with principal payments beginning on November 1, 1994, and had a final maturity date of October 1, 2013. As of December 31, 2003 and 2002, the balance outstanding was approximately $1.4 million and $1.5 million, respectively.  The note was paid in full in February 2004.

On September 30, 1990, we issued certain notes (the founders’ notes) maturing on May 31, 2005, payable to the late Julian S. Smith and Carolyn C. Smith, former majority owners of Sinclair and the parents of class B shareholders.  The founders’ notes, which were issued in consideration for stock redemptions equal to 72.65% of the then outstanding stock of Sinclair, have principal amounts of $7.5 million and $6.7 million, respectively.  The founders’ notes include stated interest rates of 8.75%, which were payable annually from October 1990 until October 1992, then payable monthly commencing April 1993 to December 1996, and then semi-annually thereafter until maturity. The effective interest rate approximates 9.4%. The founders’ notes are secured by security interests in substantially all of Sinclair’s assets and subsidiaries, and are personally guaranteed by class B shareholders.

Principal and interest payments on the founders’ notes is payable, in various amounts, each April and October, beginning October 1991 until October 2005, with a balloon payment due at maturity in the amount of $1.5 million.  Principal and interest paid on the founders’ note was $1.5 million for the year ended December 31, 2003, $1.6 million for the year ended December 31, 2002, and $1.7 million for the year ended December 31, 2001. At December 31, 2003, $3.1 million of this founders’ note remained outstanding.

Concurrently with our initial public offering, we acquired options from certain shareholders of Cunningham that will grant us the right to acquire, subject to applicable FCC rules and regulations, 100% of the capital stock of Cunningham.  The Cunningham option exercise price is based on a formula that provides a 10% annual return to Cunningham. Cunningham is the owner-operator and FCC licensee of WNUV-TV, Baltimore, Maryland, WRGT-TV, Dayton, Ohio, WVAH, Charleston, West Virginia, WTAT-TV, Charleston, South Carolina, WBSC-TV, Anderson, South Carolina and WTTE-TV, Columbus, Ohio.  We have entered into five-year LMA agreements (with five-year renewal terms at our option) with Cunningham pursuant to which we provide programming to Cunningham for airing on WNUV-TV, WRGT-TV, WVAH-TV, WTAT-TV, WBSC-TV and WTTE-TV.  During the years ended December 31, 2003, 2002 and 2001, we made payments of $4.7 million, $4.0 million and $11.8 million, respectively, to Cunningham under these LMA agreements.

In connection with our sale of WCWB in Pittsburgh to WPTT, Inc., WPTT, Inc. issued to us a 15-year senior secured term note of $6.0 million (the WPTT Note).  We subsequently sold the WPTT Note to the late Julian S. Smith and Carolyn C. Smith, the parents of the controlling shareholders and both former shareholders of Sinclair, in exchange for the payment of $50,000 and the issuance of a $6.6 million note receivable, which bears interest at 7.21% per annum.  During the year ended December 31, 2001, we received $0.5 million in interest payments on this note.  At December 31, 2001, the balance on this note was $6.6 million.  We acquired the assets of WCWB-TV and the note was paid in full on January 7, 2002.

During the years ended December 31, 2003, 2002 and 2001, we from time to time entered into charter arrangements to lease aircraft owned by certain Class B Shareholders.  During the years ended December 31, 2003, 2002 and 2001, we incurred expenses of approximately $0.2 million, $0.2 million and $41,000 related to these arrangements, respectively.

Certain assets used by us and our operating subsidiaries are leased from Cunningham Communications Inc., Keyser Investment Group, Gerstell Development Limited Partnership, and Beaver Dam, LLC (entities owned by the Class B Shareholders).  Lease payments made to these entities were $4.1 million, $3.6 million, and $3.1 million for the years ended December 31, 2003, 2002 and 2001, respectively.

In January 1999, we entered into a Local Marketing Agreement with Bay Television, Inc., which owns the television station WTTA-TV in Tampa, FL.  The controlling stockholders own a substantial portion of the equity of Bay Television, Inc.  The Local Marketing Agreement provides that we deliver television programming to Bay Television, Inc., which broadcasts the programming in return for a monthly fee to Bay Television, Inc. of $143,500.  We must also make an annual payment equal to 50% of the annual broadcast cash flow, as defined in the Local Marketing Agreement, of the station, which is in excess of $1.7 million.  The additional payment is reduced by 50% of the broadcast cash flow, as defined in the Local Marketing Agreement that was below zero in prior calendar years.  During 2003, we made payments of approximately $1.7 million related to the Local Marketing Agreement.  No payment was made in 2003 related to the broadcast cash flow that exceeded $1.7 million for the year ended December 31, 2003 as it was offset by the negative broadcast cash flow of prior years.

On December 30, 2002, we invested $20 million in Summa Holdings, Ltd. (Summa), resulting in a 17.5% equity interest.  Summa is a holding company, which owns automobile dealerships and a leasing company.  David D. Smith, our President and Chief Executive Officer, has a controlling interest in Summa and is a member of the Board of Directors.  We have significant influence by holding a board seat (in addition to the board seat held personally by David D. Smith); therefore, we account for this investment under the equity method of accounting.

We sold advertising time to Summa on WBFF-TV and WNUV-TV and received payments totaling $0.4 million, $0.3 million and $0.2 million during the twelve months ended December 31, 2003, 2002 and 2001, respectively.  We purchased a total of $0.2 million in vehicles and related vehicle services from Summa during the twelve months ended December 31, 2003.  Summa leases certain dealership properties from a partnership in which David D. Smith has a 50% ownership interest.  Summa made lease payments to this partnership of $6.3 million, $4.9 million, and $4.6 million for the years ended December 31, 2003, 2002 and 2001, respectively.   Aggregate future minimum lease payments due to the partnership are $50.0 million through 2013.

In August 1999, Allegiance Capital Limited Partnership (Allegiance), with the controlling shareholders, our Chief Financial Officer and Executive Vice President and Allegiance Capital Management Corporation (ACMC), the general partner, established a small business investment company. ACMC, as the general partner, controls all decision making, investing, and management of operations in exchange for a monthly management fee based on actual expenses incurred which currently averages approximately $35,600 paid by the limited partners. We, along with the other limited partners, have committed to investing up to a combined total of $15.0 million of which $7.5 million was invested as of December 31, 2003.

11.          ACQUISITIONS AND DISPOSITIONS:

WNYO Acquisition

In August 2000, we entered into an agreement to purchase the stock of Grant Television, Inc., the owner of WNYO-TV in Buffalo, New York, for a purchase price of $51.5 million.  In October 2000, we completed the stock acquisition of Grant, obtaining the non-license assets of WNYO-TV and began programming the television station under local marketing agreement.  The acquisition was accounted for under the purchase method of accounting whereby the purchase price was allocated to property and programming assets, definite-lived intangible broadcast assets and other intangible assets for $2.9 million, $3.9 million and $39.8 million, respectively.  In December 2001, we received FCC approval and on January 25, 2002, we completed the purchase of the FCC license and related assets of WNYO-TV for a purchase price of $6.7 million.

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

Sullivan Acquisition

In December 2001, we received FCC approval to acquire 100% of the stock of Sullivan Broadcasting Company II, Inc. and Sullivan Broadcasting Company IV, Inc. which, in the aggregate, own the FCC license and related assets of six television stations.  In January 2002, we completed the purchase of the FCC license and related assets of WZTV-TV, WUTV-TV, WXLV-TV, WRLH-TV, WMSN-TV and KOKH-TV.  Prior to closing, we programmed these stations pursuant to LMA’s.  As consideration for the purchase of the FCC license and related assets of KOKH, we forgave a note receivable to Sullivan IV in the amount of $16.6 million.

WUHF Acquisition

In December 1999, we entered into a stock purchase agreement with BS&L Broadcasting, Inc. (BS&L) and its sole shareholder to acquire the stock of BS&L, the licensee of WUHF-TV, Rochester, New York. BS&L acquired the license of WUHF-TV from Sullivan II. One of the conditions to our acquisition of the stock of BS&L was the receipt of FCC approval.  On April 30, 2002, we acquired the stock of BS&L Broadcasting, Inc. (BS&L), from its sole shareholder, which owned the FCC license and related assets of WUHF-TV in Rochester, New York.  As consideration for the purchase of the FCC license and related assets, we forgave a note receivable from BS&L in the amount of $8.4 million.  Prior to the completion of the acquisition, we programmed WUHF-TV pursuant to a local marketing agreement.

12.          DISCONTINUED OPERATIONS:

On April 18, 2002, we entered into an agreement to sell the television station of WTTV-TV in Bloomington, Indiana and its satellite station, WTTK-TV in Kokomo, Indiana to a third party.  On July 24, 2002, WTTV-TV had net assets and liabilities held for sale of $108.8 million, and we completed such sale for $124.5 million and recognized a gain, net of taxes, of $7.5 million, which was used to pay down indebtedness.  As a result of adopting SFAS No. 144, we reported the results of operations of WTTV-TV as discontinued operations in the accompanying statements of operations.  Discontinued operations have not been segregated in the Statement of Consolidated Cash Flows and, therefore, amounts for certain captions will not agree with the accompanying consolidated statements of operations.  The operating results of WTTV-TV are not included in our consolidated results from continuing operations for the years ended December 31, 2002 and 2001.

Accounts receivable related to discontinued operations, which we will continue to own the rights to and collect, is included in accounts receivable, net of allowance for doubtful accounts, in the accompanying consolidated balance sheets for all periods presented.  Such amounts were $187,628 (net of allowance of $168,105) and $220,667 (net of allowance of $144,253) as of December 31, 2003 and 2002, respectively.  Net income from discontinued operations includes net broadcast revenues of $10.2 million and $21.0 million for the years ended December 31, 2002 and 2001, respectively.

During 2003, we reduced our income tax liability by $1.6 million as a result of the expiration of certain statutes of limitations related to the sale of radio stations in prior years.  This adjustment was recorded in discontinued operations.

13.          RESTRUCTURING CHARGES:

During February 2001, we offered a voluntary early retirement program to our eligible employees and implemented a restructuring program to reduce operating and overhead costs.  As a result, we reduced our staff by 186 employees and incurred a restructuring charge of $2.3 million, which is included in the accompanying Consolidated Statements of Operations.

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

The following table provides a roll-forward of liabilities resulting from these restructuring charges (in thousands):

	Employee Severance and Termination Benefits	Lease Termination and Other Costs	Total
December 31, 2001 accrued balances	$1,081	$312	$1,393
2002 Payments	(1,026)	(275)	(1,301)
December 31, 2002 accrued balances	55	37	92
2003 Payments	(23)	(37)	(60)
December 31, 2003 accrued balances	$32	$—	$32

14.          CONTRACT TERMINATION COSTS:

During 2001, we terminated certain agreements and entered into new agreements with unrelated third parties. We incurred $5.1 million of contract termination costs, and received $21.4 million for entering into a new contract. Both amounts will be recognized as a reduction in selling, general and administrative expense on a straight-line basis over the term of the contracts.

15.          EMPLOYEE BENEFIT PLAN:

The Sinclair Broadcast Group, Inc. 401(k) Profit Sharing Plan and Trust (the SBG Plan) covers our eligible employees.  Contributions made to the SBG Plan include an employee elected salary reduction amount, company-matching contributions and a discretionary amount determined each year by the Board of Directors.  Our 401(k) expense for the years ended December 31, 2003, 2002 and 2001 was $1.4 million, $1.3 million and $1.2 million, respectively.  There were no discretionary contributions during these periods.  During December 1997, we registered 800,000 shares of our Class A

Common Stock with the SEC to be issued as a matching contribution for the 1997 plan year and subsequent plan years.  During February 2003, we registered an additional 800,000 shares of our Class A Common Stock with the SEC to be issued as matching contributions for subsequent plan years.

16.          STOCK-BASED COMPENSATION PLANS:

Stock Option Plans

Designated Participants Stock Option Plan.  In connection with our initial public offering in June 1995 (IPO), our Board of Directors adopted an Incentive Stock Option Plan (ISOP) for Designated Participants (Designated Participants Stock Option Plan) pursuant to which options for shares of Class A common stock were granted to certain of our key employees.  The Designated Participants Stock Option Plan provides that the number of shares of Class A Common Stock reserved for issuance under the Designated Participant Stock Option Plan is 136,000.  Options granted pursuant to the Designated Participants Stock Option Plan must be exercised within 10 years following the grant date.  As of December 31, 2003, 34,500 shares were available for future grants.

Long-Term Incentive Plan.  In June 1996, our Board of Directors adopted, upon approval of the shareholders by proxy, the 1996 Long-Term Incentive Plan (LTIP).  The purpose of the LTIP is to reward key individuals for making major contributions to our success and that of our subsidiaries and to attract and retain the services of qualified and capable employees.  Options granted pursuant to the LTIP must be exercised within 10 years following the grant date.  A total of 14,000,000 shares of Class A Common Stock are reserved for awards under the plan.  As of December 31, 2003, 12,394,305 shares have been granted under the LTIP and 7,075,189 shares (including forfeited shares) were available for future grants.

Incentive Stock Option Plan.  In June 1996, the Board of Directors adopted, upon approval of the shareholders by proxy, an amendment to our Incentive Stock Option Plan.  The purpose of the amendment was (i) to increase the number of shares of Class A Common Stock approved for issuance under the plan from 800,000 to 1,000,000, (ii) to lengthen the period after date of grant before options become exercisable from two years to three years and (iii) to provide immediate termination and three-year ratable vesting of options in certain circumstances.  Options granted pursuant to the ISOP must be exercised within 10 years following the grant date.  As of December 31, 2003, 714,200 shares have been granted under the ISOP and 801,334 shares (including forfeited shares) were available for future grants.

A summary of changes in outstanding stock options is as follows:

	Options	Weighted-Average Exercise Price	Exercisable	Weighted-Average Exercise Price
Outstanding at end of 2000	7,408,945	$17.73	3,886,793	$14.88
2001 Activity:
Granted	676,400	8.93	—	—
Exercised	(63,287)	9.20	—	—
Forfeited	(792,613)	18.94	—	—
Outstanding at end of 2001	7,229,445	16.85	4,666,669	15.65
2002 Activity:
Granted	295,400	12.15	—	—
Exercised	(283,812)	9.23	—	—
Forfeited	(645,275)	20.67	—	—
Outstanding at end of 2002	6,595,758	16.66	5,073,533	16.08
2003 Activity:
Granted	428,500	9.45	—	—
Exercised	(159,162)	9.24	—	—
Forfeited	(356,213)	20.83	—	—
Outstanding at end of 2003	6,508,883	16.07	5,531,870	16.09

Additional information regarding stock options outstanding at December 31, 2003 is as follows:

Outstanding	Exercise Price			Weighted-Average Remaining Contractual Life (In Years)	Exercisable	Weighted- Average Exercise Price
498,550	$ 6.10	–	9.06	7.9	261,287	$8.61
1,271,463	$ 9.22	–	13.68	7.0	934,538	$9.87
3,165,870	$ 13.87	–	18.88	2.6	3,151,170	$15.27
1,573,000	$ 20.94	–	28.42	4.4	1,184,875	$24.84
6,508,883	$ 6.102	–	28.4	4.3	5,531,870	$16.09

17.          EARNINGS PER SHARE:

The following table reconciles income (numerator) and shares (denominator) used in our computations of earnings per share for the years ended December 31, 2003, 2002, and 2001 (in thousands):

	2003	2002	2001
Numerator
Net income (loss) from continuing operations	$22,751	$(5,981)	$(127,670)
Net income from discontinued operations, including gain on sale of broadcast assets related to discontinued operations	$1,641	$7,891	$(52)
Cumulative adjustment for change in accounting principle	$—	$(566,404)	$—
Net income (loss)	$24,392	$(564,494)	$(127,722)
Preferred stock dividends payable	(10,350)	(10,350)	(10,350)
Net income (loss) available to common shareholders	$14,042	$(574,844)	$(138,072)

Denominator
Weighted-average number of common shares	85,651	85,337	84,352
Dilutive effect of outstanding stock options	142	243	31
Dilutive effect of equity put options	—	—	241
Weighted-average number of common equivalent shares outstanding	85,793	85,580	84,624

Basic earnings per share (EPS) is calculated using the weighted average number of shares outstanding during the period.  Diluted earnings per share (Diluted EPS) includes the potentially dilutive effect, if any, which would occur if outstanding options to purchase common stock were exercised using the treasury stock method.  Stock options to purchase 0.2 million and 0.3 million incremental shares of common stock were outstanding during the years ended December 31, 2002 and December 31, 2001, respectively, but were not included in the computation of diluted EPS as the effect would be anti-dilutive. Stock options to purchase shares of common stock were outstanding during the years ended December 31, 2003, 2002 and 2001, but were not included in the computation of diluted EPS because the option’s exercise price was greater than the average market price of the common shares.  Common shares that would be issued upon conversion of our convertible notes are not included in the computation of diluted EPS because the conversion price was greater than the average market price of the common shares.  Common shares that would be issued upon conversion of our preferred stock were not included in the computation of diluted EPS because the effect would be anti-dilutive.

18.          CONDENSED CONSOLIDATING FINANCIAL STATEMENTS:

Sinclair Television Group, Inc. (STG) is a 100% owned subsidiary of Sinclair Broadcast Group, Inc. created in 2003.  On September 30, 2003, we completed the creation of a modified holding company structure, whereby we transferred substantially all of our television broadcast assets and liabilities to STG. As such, STG has become the primary obligor under our existing bank credit agreement, the 8.75% Senior Subordinated Notes due 2011 and the 8% Senior Subordinated Notes due 2012.  Our class A Common Stock, class B Common Stock, Series D Convertible Exchangeable Preferred Stock, and the 4.875% Convertible Senior Subordinated Notes remain at Sinclair Broadcast Group, Inc. and are not obligations or securities of STG.

Sinclair Broadcast Group, Inc. has fully and unconditionally guaranteed all of STG’s obligations and those guarantees are joint and several.  KDSM, LLC is a 100% owned subsidiary of Sinclair Broadcast Group, Inc. and has fully and unconditionally guaranteed all of STG’s obligations and those guarantees are joint and several. Neither Sinclair Broadcast Group, Inc. nor the guarantors have any significant restrictions on their ability to obtain funds from their subsidiaries in the form of dividends or loans.

Although STG was created on September 30, 2003, we have presented balance sheets, statements of operations and cash flows as if STG was in existence in prior periods.

The following condensed consolidating financial statements present the results of operations, financial position and cash flows of Sinclair Broadcast Group, Inc., STG, KDSM LLC, the direct and indirect non-guarantor subsidiaries of Sinclair Broadcast Group, Inc. and the eliminations necessary to arrive at our information on a consolidated basis.

BALANCE SHEET
AS OF DECEMBER 31, 2003
(in thousands)

		Guarantor Subsidiaries
	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Cash	$—	$25,440	$44	$3,246	$—	$28,730
Accounts receivable	521	136,300	1,502	1,438	—	139,761
Other current assets	1,605	83,557	878	6,487	(225)	92,302
Total current assets	2,126	245,297	2,424	11,171	(225)	260,793

Property and equipment, net	11,772	336,63	5,520	1,889	—	355,817

Investment in consolidated subsidiaries	332,374	—	—	—	(332,374)	—
Other long term assets	53,219	95,040	281	6,106	(12,298)	142,348
Total other long term assets	385,593	95,040	281	6,106	(344,672)	142,348

Acquired intangible assets	—	1,769,434	5,913	30,277	—	1,805,624

Total Assets	$399,491	$2,446,407	$14,138	$49,443	$(344,897)	$2,564,582

Accounts payable and accrued liabilities	$7,200	$65,567	$506	$5,864	$(227)	$78,910
Current portion of long term debt	1,117	6,165	—	35,000	—	42,282
Other current liabilities	—	122,184	1,842	—	—	124,026
Total current liabilities	8,317	193,916	2,348	40,864	(227)	245,218
Long-term debt	161,613	1,526,329	2,233	—	—	1,690,175
Other liabilities	—	407,505	1,024	3,953	(12,298)	400,184
Total liabilities	169,930	2,127,750	5,605	44,817	(12,525)	2,335,577

Preferred stock	35	—	—	—	—	35
Common stock	858	—	—	—	—	858
Additional paid-in capital	762,584	655,036	21,542	38,479	(715,053)	762,588
Retained earnings	(533,916)	(335,819)	(13,009)	(33,853)	382,681	(533,916)
Other comprehensive income	—	(560)	—	—	—	(560)
Total shareholders’ equity	229,561	318,657	8,533	4,626	(332,372)	229,005
Total liabilities and shareholders’ equity	$399,491	$2,446,407	$14,138	$49,443	$(344,897)	$2,564,582

PRO-FORMA BALANCE SHEET

AS OF DECEMBER 31, 2002

(in thousands)

		Guarantor Subsidiaries
	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Cash	$—	$3,704	$5	$1,618	$—	$5,327
Accounts receivable	157	144,675	1,421	749	—	147,002
Other current assets	1,759	141,801	2,456	4,614	(5,905)	144,725
Total current assets	1,916	290,180	3,882	6,981	(5,905)	297,054

Property and equipment, net	13,051	314,802	6,143	3,254	—	337,250

Investment in parent preferred securities	—	—	206,200		(206,200)	—
Investment in consolidated subsidiaries	386,413	—	—	—	(386,413)	—
Other long term assets	40,534	102,523	4,671	6,268	(10,159)	143,837
Total other long term assets	426,947	102,523	210,871	6,268	(602,772)	143,837

Acquired intangible assets	—	1,792,278	6,077	30,277	—	1,828,632

Total Assets	$441,914	$2,499,783	$226,973	$46,780	$(608,677)	$2,606,773

Accounts payable and accrued liabilities	$8,227	$73,935	$1,529	$1,952	$(5,905)	$79,738
Current portion of long term debt	1,111	3,338	—	—	—	4,449
Other current liabilities	—	122,603	1,764	—		124,367
Total current liabilities	9,338	199,876	3,293	1,952	(5,905)	208,554
Long-term debt	13,519	1,496,821	2,181	35,000	—	1,547,521
Other liabilities	0	440,989	1,780	6,908	(10,159)	439,518
Total liabilities	22,857	2,137,686	7,254	43,860	(16,064)	2,195,593

Mandatorily redeemable preferred stock	—	—	200,000	—	—	200,000
Preferred stock	35	—	—	—	—	35
Common stock	856	—	—	—	—	856
Additional paid-in capital	966,124	767,267	18,751	30,893	(1,023,108)	759,927
Retained earnings	(547,958)	(403,490)	968	(27,973)	430,495	(547,958)
Other comprehensive income	—	(1,680)	—	—	—	(1,680)
Total shareholders’ equity	419,057	362,097	19,719	2,920	(592,613)	211,180
Total liabilities and shareholders’ equity	$441,914	$2,499,783	$226,973	$46,780	$(608,677)	$2,606,773

PRO-FORMA STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2003

(in thousands)

		Guarantor Subsidiaries
	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Net revenue	$—	$716,101	$8,072	$14,568	$—	$738,741

Program and production	—	146,256	1,681	—	—	147,937
Selling, general and administrative	14,536	152,279	2,363	1,972	—	171,150
Depreciation, amortization and other operating expenses	2,673	222,790	3,382	17,786	—	246,631
Total operating expenses	17,209	521,325	7,426	19,758	—	565,718

Operating income	(17,209)	194,776	646	(5,190)	—	173,023

Equity in earnings of subsidiaries	47,814	—	—	—	(47,814)	—
Interest income	468	92	—	—	—	560
Interest expense	(5,187)	(120,383)	(582)	(2,076)	—	(128,228)
Other income (expense)	3,874	17,381	(14,041)	(1,849)	(12,300)	(6,935)
Total other income (expense)	46,969	(102,910)	(14,623)	(3,925)	(60,114)	(134,603)

Income taxes	6,932	(24,195)	—	3,235	—	(14,028)
Net income (loss)	$36,692	$67,671	$(13,977)	$(5,880)	$(60,114)	$24,392

PRO-FORMA STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2002

(in thousands)

		Guarantor Subsidiaries
	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Net revenue	$—	$723,198	$8,247	$4,344	$—	$735,789

Program and production	—	140,127	1,753	(1,820)	—	140,060
Selling, general and administrative	18,900	142,369	2,431	(557)	—	163,143
Depreciation, amortization and other operating expenses	1,918	235,219	3,166	7,653	—	247,956
Total operating expenses	20,818	517,715	7,350	5,276	—	551,159

Operating income	(20,818)	205,483	897	(932)	—	184,630

Equity in earnings of subsidiaries	(553,207)	—	—	—	553,207	—
Interest income	1,461	22	1	—	—	1,484
Interest expense	(30)	(124,402)	(248)	(1,820)	—	(126,500)
Other income (expense)	41,595	(87,172)	3,183	(1,330)	(26,033)	(69,757)
Total other income (expense)	(510,181)	(211,552)	2,936	(3,150)	527,174	(194,773)
Income taxes	(7,462)	10,547	—	1,077	—	4,162
Discontinued operations	—	7,891	—	—	—	7,891
Cumulative effect on change in accounting principle	—	(539,712)	(23,178)	(3,514)	—	(566,404)
Net income (loss)	$(538,461)	$(527,343)	$(19,345)	$(6,519)	$527,174	$(564,494)

PRO-FORMA STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2001

(in thousands)

		Guarantor Subsidiaries
	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Net revenue	$—	$669,200	$8,526	$6,925	$—	$684,651

Program and production	—	140,961	1,735	—	—	142,696
Selling, general and administrative	19,613	137,522	2,543	210		159,888
Depreciation, amortization and other operating expenses	2,262	323,942	4,113	13,747	—	344,064
Total operating expenses	21,875	602,425	8,391	13,957		646,648

Operating income	(21,875)	66,775	135	(7,032)		38,003

Equity in earnings of subsidiaries	(96,533)	—	—	—	96,533	—
Interest income	2,637	6	—	—	—	2,643
Interest expense	(901)	(142,592)	(81)	—	—	(143,574)
Other income (expense)	(85,678)	(68,367)	2,948	(3,821)	70,501	(84,417)
Total other income (expense)	(180,475)	(210,953)	2,867	(3,821)	167,034	(225,348)

Income taxes	4,127	52,083	—	3,465	—	59,675
Discontinued operations	—	(52)	—	—	—	(52)
Net income (loss)	$(198,223)	$(92,147)	$3,002	$(7,388)	$167,034	$(127,722)

PRO-FORMA STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2003

(in thousands)

		Guarantor Subsidiaries
	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS FROM OPERATING ACTIVITIES	$(14,201)	$187,676	$(8,774)	$(3,648)	$(12,300)	$148,753
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(884)	(68,494)	(153)	—	—	(69,531)
Payment for acquisition of television station licenses and related assets	—	(18,000)	—	—	—	(18,000)
Distributions from investments	—	307	—	—	—	307
Contributions in investments	(2,361)	(3,338)	—	—	—	(5,699)
Proceeds from the sale of property	—	138	—	—	—	138
Repayments of loans to affiliates	(1,115)	—	—	—	—	(1,115)
Proceeds from loans to affiliates	903	—	—	—	—	903
Net cash flows used in investing activities	(3,457)	(89,387)	(153)	—	—	(92,997)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable and commercial bank financing	150,000	168,336	—	—	—	318,336
Repayments of notes payable, commercial bank financing and capital leases	(1,901)	(127,199)	—	—	—	(129,100)
Accretion of capital leases	—	723	—	—	—	723
Redemption of High Yield Trust Originated Preferred Securities	—	—	(200,000)	—	—	(200,000)
Proceeds from exercise of stock options	1,431	—	—	—	—	1,431
Payments for deferred financing costs	(4,820)	(2,582)	—	—	—	(7,402)
Increase (decrease) in intercompany payables	103,342	(111,384)	2,766	5,276	—	—
Dividends paid on Series D Preferred Stock	(10,350)	—	—	—	—	(10,350)
Repurchase of Class A common stock	(1,544)	—	—	—	—	(1,544)
Payment of KDSM dividend	(12,300)	—	—	—	12,300	—
Redemption of parent preferred securities	(206,200)	—	206,200	—	—	—
Repayment of notes and capital leases to affiliates	—	(4,447)	—	—	—	(4,447)
Net cash flows (used in) from financing activities	17,658	(76,553)	8,966	5,276	12,300	(32,353)
NET INCREASE IN CASH AND CASH EQUIVALENTS	—	21,736	39	1,628	—	23,403
CASH AND CASH EQUIVALENTS, beginning of period	—	3,704	5	1,618	—	5,327
CASH AND CASH EQUIVALENTS, end of period	$—	$25,440	$44	$3,246	$—	$28,730

PRO-FORMA STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2002

(in thousands)

		Guarantor Subsidiaries
	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS FROM OPERATING ACTIVITIES	$5,891	$161,215	$5,370	$3,172	$(26,033)	$149,615
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(1,629)	(60,540)	(808)	68	—	(62,909)
Payment for acquisition of television station licenses and related assets	—	(20,625)	—	(553)	—	(21,178)
Distributions from investments	—	654	—	—	—	654
Contributions in investments	(22,745)	(1,992)	—	(1,083)	—	(25,820)
Proceeds from sale of property	—	94	600	—	—	694
Proceeds from the sale of broadcast assets	—	124,472	—	—	—	124,472
Repayment of note receivable	—	30,257	—	—	—	30,257
Repayments of loans to affiliates	(104)	—	—	—	—	(104)
Proceeds from loans to affiliates	6,756	—	—	—	—	6,756
Net cash flows used in investing activities	(17,722)	72,320	(208)	(1,568)	—	52,822

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable and commercial bank financing	—	1,263,075	—	—	—	1,263,075
Repayments of notes payable, commercial bank financing and capital leases	(1,846)	(1,490,702)	—	—	—	(1,492,548)
Accretion of capital leases	—	621	—	—	—	621
Proceeds from exercise of stock options	2,807	—				2,807
Payments for deferred financing costs	—	(10,503)	—	—	—	(10,503)
Increase (decrease) in intercompany payables	47,253	(42,088)	(5,165)	—	—	—
Dividends paid on Series D Preferred Stock	(10,350)	—	—	—	—	(10,350)
Proceeds from derivative termination	—	21,849				21,849
Payment of KDSM dividend	(26,033)	—	—	—	26,033	—
Repayment of notes and capital leases to affiliates	—	(4,124)	—	—	—	(4,124)
Net cash flows used in financing activities	11,831	(261,872)	(5,165)	—	26,033	(229,173)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(28,337)	(3)	1604	—	(26,736)
CASH AND CASH EQUIVALENTS, beginning of period	—	32,041	8	14	—	32,063
CASH AND CASH EQUIVALENTS, end of period	$—	$3,704	$5	$1,618	$—	$5,327

PRO-FORMA STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2001

(in thousands)

		Guarantor Subsidiaries
	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS FROM OPERATING ACTIVITIES	$(97,086)	$175,201	$6,220	$586	$(26,033)	$58,888
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(576)	(26,443)	(1,727)	(271)	—	(29,017)
Payment for acquisition of television station licenses and related assets	—	(490)	—	—	—	(490)
Distributions from investments	79	329	—	—	—	408
Contributions in investments	(850)	(250)	—	(400)	—	(1,500)
Proceeds from the sale of property	9	974	—	—	—	983
Deposits received on future sale of broadcast assets		125				125
Repayments of loans to affiliates	(4,078)	—	—	—	—	(4,078)
Proceeds from loans to affiliates	231	—	—	—	—	231
Net cash flows used in investing activities	(5,185)	(25,755)	(1,727)	(671)	—	(33,338)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable and commercial bank financing	—	1,334,000	—	—	—	1,334,000
Repayments of notes payable, commercial bank financing and capital leases	—	(1,291,000)	—	—	—	(1,291,000)
Accretion of capital leases	—	1,794	—	—	—	1,794
Repurchase of Class A Common Stock	(4,397)					(4,397)
Proceeds from exercise of stock options	583	—	—	—	—	583
Payments for deferred financing costs	—	(11,993)	—	—	—	(11,993)
Payment for equity put option premium	(7,733)	—	—	—	—	(7,733)
Increase (decrease) in intercompany payables	151,968	(147,411)	(4,557)	—	—	—
Dividends paid on Series D Preferred Stock	(10,350)	—	—	—	—	(10,350)
Payment of KDSM dividend	(26,033)	—	—	—	26,033	—
Repayment of notes and capital leases to affiliates	(1,767)	(6,715)	—	—	—	(8,482)
Net cash flows used in financing activities	102,271	(121,325)	(4,557)	—	26,033	2,422

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	28,121	(64)	(85)	—	27,972
CASH AND CASH EQUIVALENTS, beginning of period	—	3,920	72	99	—	4,091
CASH AND CASH EQUIVALENTS, end of period	$—	$32,041	$8	$14	$—	$32,063

19.          QUARTERLY FINANCIAL INFORMATION (UNAUDITED):(in thousands except per share data)

	For the Quarter Ended
	03/31/03	06/30/03	09/30/03	12/31/03
Total revenues	$170,677	$195,775	$179,437	$192,852
Operating income	30,014	55,530	41,711	45,768
Net income (loss) from continuing operations	(1,348)	670	6,462	16,966
Net income (loss) available to common shareholders	(3,936)	(1,917)	3,875	16,020
Basic earnings (loss) per share from continuing operations	(0.05)	(0.02)	0.05	0.17
Basic earnings (loss) per share	(0.05)	(0.02)	0.05	0.19
Diluted earnings (loss) per share from continuing operations	(0.05)	(0.02)	0.05	0.17
Diluted (loss) earnings per share	(0.05)	(0.02)	0.05	0.19

	For the Quarter Ended
	03/31/02(1)	06/30/02	09/30/02(1)	12/31/02(1)
Total revenues	$160,379	$190,670	$178,567	$206,173
Operating income	28,854	49,078	42,998	63,700
Net income (loss) from continuing operations	(900)	(2009)	(29,205)	26,133
Income (loss) from discontinued operations	(458)	585	7,764	—
Loss from change in accounting principle	(566,404)	—	—	—
Net income (loss) available to common shareholders	(570,350)	(4,011)	(24,029)	23,546
Basic earnings (loss) per share from continuing operations	(0.04)	(0.05)	(0.37)	0.28
Basic earnings (loss) per share from discontinued operations	(0.01)	0.01	0.09	—
Basic loss per share from change in accounting principle	(6.67)	—	—	—
Basic earnings (loss) per share	(6.72)	(0.05)	(0.28)	0.28
Diluted earnings (loss) per share from continuing operations	(0.04)	(0.05)	(0.37)	0.27
Diluted earnings (loss) per share from discontinued operations	(0.01)	0.01	0.09	—
Diluted loss per share from change in accounting principle	(6.67)	—	—	—
Diluted earnings (loss) earnings per share	(6.72)	(0.05)	(0.28)	0.27

(1)  The results previously reported in our Form 10-Q for the quarters ended March 31, 2002, September 30, 2002 and our Form 10-K for the year ended December 31, 2002 have been restated to reflect the adoption of SFAS No. 145 as discussed in Note 1 to record gains and losses on extinguishment of debt as a component of income from continuing operations rather than as an extraordinary item.

SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES

INDEX TO SCHEDULES

Report of Independent Public Accountants	S-2
Schedule II - Valuation and Qualifying Accounts	S-3

All schedules except those listed above are omitted as not applicable or not required or the required information is included in the consolidated financial statements or in the notes thereto.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Sinclair Broadcast Group, Inc.

We have audited, in accordance with the auditing standards generally accepted in the United States, the consolidated financial statements of Sinclair Broadcast Group, Inc, and Subsidiaries, included in this Form 10-K and have issued our report thereon dated February 3, 2004 (except for Note 9, as to which the date is February 25, 2004).  Our audits were conducted for the purpose of forming an opinion on those consolidated financial statements taken as a whole.  The schedule listed in the accompanying index is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic consolidated financial statements.  This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

/s/ ERNST & YOUNG LLP

Baltimore, Maryland
February 3, 2004 (except for Note 9, as to which the date is February 25, 2004)

SCHEDULE II

SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES

VALUATION FOR QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2001, 2002, AND 2003

(in thousands)

Allowance for doubtful accounts in	Balance at beginning of period	Charged to Cost and Expenses	Charges to other Accounts (1)	Deductions	Balance at end of period
2001	5,909	4,259	(69)	3,877	6,222
2002	6,222	2,890	(1,326)	1,840	5,946
2003	5,946	49	—	1,186	4,809

(1)          Amount represents allowance for doubtful account balances related to the disposition of certain radio stations.