Form 10-Q
period 2004-03-31
SINCLAIR BROADCAST GROUP INC
filed 2004-05-06
CIK 912752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Yes ☒          No ☐

As of May 3, 2004, there were 46,475,864 shares of Class A Common Stock, $.01 par value; 39,606,994 shares of Class B Common Stock, $.01 par value; and 3,450,000 shares of Series D Preferred Stock, $.01 par value, convertible into 7,561,644 shares of Class A Common Stock at a conversion price of $22.813 per share; of the Registrant issued and outstanding.

SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES

Form 10-Q

For the Quarter Ended March 31, 2004

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,363	$28,730
Accounts receivable, net of allowance for doubtful accounts of $4,120 and $4,809	122,454	139,761
Current portion of program contract costs	47,257	61,053
Taxes receivable	947	1,952
Prepaid expenses and other current assets	9,073	14,091
Deferred barter costs	3,218	2,763
Deferred tax assets	12,441	12,443
Total current assets	211,753	260,793

PROGRAM CONTRACT COSTS, less current portion	26,138	34,218
LOANS TO AFFILIATES	10	1,381
PROPERTY AND EQUIPMENT, net	356,021	355,817
OTHER ASSETS	101,454	106,749
GOODWILL	1,118,534	1,118,534
BROADCAST LICENSES	443,900	429,507
DEFINITE-LIVED INTANGIBLE ASSETS, net	256,075	257,583
Total Assets	$2,513,885	$2,564,582
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,315	$8,301
Accrued liabilities	59,229	70,609
Notes payable, capital leases and commercial bank financing -current portion	40,188	38,986
Notes and capital leases payable to affiliates - current portion	3,655	3,296
Current portion of program contracts payable	114,683	120,873
Deferred barter revenues	3,637	3,153
Total current liabilities	228,707	245,218
LONG-TERM LIABILITIES:
Notes payable, capital leases and commercial bank financing, less current portion	1,648,080	1,664,534
Notes and capital leases payable to affiliates, less current portion	24,413	25,641
Program contracts payable, less current portion	75,914	92,299
Deferred tax liabilities	189,498	190,614
Other long-term liabilities	113,866	114,705
Total liabilities	2,280,478	2,333,011
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES	3,543	2,566
STOCKHOLDERS’ EQUITY:
Series D Preferred Stock, $0.01 par value, 3,450,000 shares authorized, issued and outstanding, liquidation preference of $172,500,000	35	35
Class A Common Stock, $0.01 par value, 500,000,000 shares authorized and 46,043,908 and 44,598,278 shares issued and outstanding, respectively	460	446
Class B Common Stock, $0.01 par value, 140,000,000 shares authorized and 40,008,250 and 41,213,653 shares issued and outstanding, respectively	400	412
Additional paid-in capital	765,495	762,720
Deferred compensation	(31)	(132)
Accumulated deficit	(536,215)	(533,916)
Accumulated other comprehensive loss	(280)	(560)
Total stockholders’ equity	229,864	229,005
Total Liabilities and Stockholders’ Equity	$2,513,885	$2,564,582

The accompanying notes are an integral part of these unaudited consolidated statements.

SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data) (Unaudited)

	Three Months Ended March 31,
	2004	2003
REVENUES:
Station broadcast revenues, net of agency commissions	$158,300	$152,481
Revenues realized from station barter arrangements	14,189	14,117
Other operating divisions revenue	4,004	4,079
Total revenues	176,493	170,677
OPERATING EXPENSES:
Station production expenses	37,941	36,694
Station selling, general and administrative expenses	38,998	34,766
Expenses recognized from station barter arrangements	13,164	12,905
Amortization of program contract costs and net realizable value adjustments	26,561	28,690
Stock-based compensation expense	530	592
Other operating divisions expenses	4,253	5,221
Depreciation and amortization of property and equipment	12,399	11,098
Corporate general and administrative expenses	7,434	5,840
Amortization of definite-lived intangible assets and other assets	4,805	4,857
Total operating expenses	146,085	140,663
Operating income	30,408	30,014
OTHER INCOME (EXPENSE):
Interest expense and amortization of debt discount and deferred financing costs	(32,531)	(29,802)
Subsidiary trust minority interest expense	—	(5,973)
Interest income	71	168
Loss on sale of assets	(69)	(20)
Unrealized (loss) gain from derivative instrument	(95)	1,071
Income from equity investments	2,521	185
Other income	164	366
Total other income and expense	(29,939)	(34,005)
Income (loss) before income taxes	469	(3,991)
INCOME TAX (PROVISION) BENEFIT	(180)	2,643
NET INCOME (LOSS)	289	(1,348)
PREFERRED STOCK DIVIDENDS	2,588	2,588
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(2,299)	$(3,936)
BASIC AND DILUTED LOSS PER SHARE	$(0.03)	$(0.05)
Weighted average common shares outstanding	85,936	85,599
Weighted average common and common equivalent shares outstanding	86,212	85,661

The accompanying notes are an integral part of these unaudited consolidated statements

SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2004

(in thousands) (Unaudited)

	Series D Preferred Stock	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Deferred Compensation	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
BALANCE, December 31, 2003	$35	$446	$412	$762,720	$(132)	$(533,916)	$(560)	$229,005
Dividends paid on Series D Preferred Stock	—	—	—	—	—	(2,588)	—	(2,588)
Class A Common Stock issued pursuant to employee benefit plans and stock options exercised	—	2	—	2,775	—	—	—	2,777
Class B Common Stock converted to Class A Common Stock	—	12	(12)	—	—	—	—
Amortization of deferred compensation	—	—	—	—	101	—	—	101
Net income	—	—	—	—	—	289	—	289
Other comprehensive income:
Amortization of derivative instruments, net of tax provision of $152	—	—	—	—	—	—	280	280
Comprehensive income	—	—	—	—	—	—	—	569
BALANCE, March 31, 2004	$35	$460	$400	$765,495	$(31)	$(536,215)	$(280)	$229,864

The accompanying notes are an integral part of these unaudited consolidated statements.

SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands) (Unaudited)

	Three Months Ended March 31,
	2004	2003
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income (loss)	$289	$(1,348)
Adjustments to reconcile net loss to net cash flows from operating activities:
Amortization of debt premium	(270)	(128)
Depreciation and amortization of property and equipment	12,399	11,098
Recognition of deferred revenue	(1,235)	(1,265)
Income from equity investments	(2,521)	(185)
Loss on sale of property	69	20
Amortization of deferred compensation	101	144
Unrealized loss (gain) from derivative instruments	95	(1,071)
Amortization of definite-lived intangible assets and other assets	4,805	4,857
Amortization of program contract costs and net realizable value adjustments	26,561	28,690
Amortization of deferred financing costs	754	756
Amortization of derivative instruments	414	414
Deferred tax provision (benefit) related to operations	47	(2,926)
Net effect of change in deferred barter revenues and deferred barter costs	45	(298)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in minority interest	(20)	(52)
Decrease in receivables, net	17,315	23,233
Decrease in taxes receivable	1,005	36,425
Decrease in prepaid expenses and other current assets	5,425	12,867
Decrease in other long term assets	509	2,560
Decrease in accounts payable and accrued liabilities	(10,175)	(13,581)
(Decrease) increase in other long-term liabilities	(1,362)	28
Payments on program contracts payable	(27,360)	(26,217)
Net cash flows from operating activities	26,890	74,021
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(11,626)	(12,702)
Consolidation of variable interest entity	239	—
Deposit related to the acquisition of broadcast assets	—	(18,000)
Distributions from investments	32	251
Additional investments	(2,039)	(1,461)
Proceeds from sale of property	12	108
Loans to affiliates	(344)	(349)
Proceeds from loans to affiliates	1,806	290
Net cash flows used in investing activities	(11,920)	(31,863)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from commercial bank financing and notes payable	—	54,000
Repayments of notes payable, commercial bank financing and capital leases	(25,000)	(47,000)
Accretion of capital leases	179	179
Repurchases of Class A common stock	—	(1,150)
Proceeds from exercise of stock options	1,057	28
Payments for deferred financing costs	(33)	(468)
Dividends paid on Series D Preferred Stock	(2,588)	(2,588)
Repayments of notes and capital leases to affiliates	(952)	(796)
Net cash flows (used in) from financing activities	(27,337)	2,205
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(12,367)	44,363
CASH AND CASH EQUIVALENTS, beginning of period	28,730	5,327
CASH AND CASH EQUIVALENTS, end of period	$16,363	$49,690

The accompanying notes are an integral part of these unaudited consolidated statements

SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Sinclair Broadcast Group, Inc. and all of its consolidated subsidiaries.  We own and operate, provide sales services or provide programming and operating services pursuant to local marketing agreements (LMAs) to 62 television stations in 39 markets throughout the United States.  The financial statements of Cunningham Broadcasting Corporation, Acrodyne Communications, Inc. and G1440, Inc. are consolidated for the three months ending March 31, 2004 and 2003.  The balance sheet for the unrelated third party owner of WNAB-TV, a variable interest entity for which we are the primary beneficiary, is consolidated as of March 31, 2004.  (See Recent Accounting Pronouncements below).

Interim Financial Statements

The consolidated financial statements for the three months ended March 31, 2004 and 2003 are unaudited.  However, in the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial position and results of operations and cash flows for these periods.

As permitted under the applicable rules and regulations of the Securities and Exchange Commission, these financial statements do not include all disclosures normally included with audited consolidated financial statements and accordingly, should be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 2003 and for the year then ended.  The results of operations presented in the accompanying financial statements are not necessarily representative of operations for an entire year.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51 (FIN 46).  FIN 46 introduces the variable interest consolidation model, which determines control and consolidation based on potential variability in gains and losses of the entity being evaluated for consolidation.  The FASB delayed the effective date of FIN 46 for certain variable interest entities until the first interim reporting period ending after March 15, 2004 and we adopted FIN 46 on March 31, 2004.

We have determined that the unrelated third-party owner of WNAB-TV in Nashville is a variable interest entity (VIE) and that we are the primary beneficiary of the variable interests as a result of the terms of our outsourcing agreement, put options and call options. As a result, we were required to consolidate the assets and liabilities of WNAB-TV at their fair market values as of March 31, 2004.  The consolidated assets of WNAB-TV consist of broadcast licenses of $14.4 million, network affiliation of $3.0 million and property and equipment of $1.9 million.  We do not expect the consolidation of WNAB-TV to have a material impact on our results of operations.  We made payments to the unrelated third party owner of WNAB-TV of $0.4 million related to our outsourcing agreement for each of the three months ended March 31, 2004 and March 31, 2003.  On January 2, 2003, we made an $18.0 million non-refundable deposit against the purchase price of the put or call option on the non-license assets.  We believe that our maximum exposure to loss as a result of our involvement with WNAB-TV consists of the fees that we pay related to the outsourcing agreement as well as any payments that we would be required to make under the put options held by the current owner related to the license and non-license assets.  (See Note 2, Commitments and Contingencies, WNAB Options).

We have determined that Cunningham Broadcasting Corporation (Cunningham) is a VIE and that we are the primary beneficiary of the variable interests.  We already consolidate Cunningham; therefore, the implementation of FIN 46 did not have an effect on our financial statements with respect to our variable interest in Cunningham. We made LMA payments to Cunningham of $1.8 million and $1.1 million for the three months ended March 31, 2004 and 2003, respectively.  We received payments from Cunningham of $0.9 million and $0.1 million for the three months ended March 31, 2004 and 2003, respectively.  The creditors of Cunningham have no recourse with respect to us.  We believe that our maximum exposure to loss as a result of our involvement with Cunningham consists of the fees that we pay related to the LMA agreements as well as payments that we would make as a result of exercising our option to acquire Cunningham, which provides for an option exercise price based on a formula that provides a 10% annual return to Cunningham.  (See Note 2, Commitments and Contingencies).

We have determined that we have a variable interest in WTXL-TV as a result of the terms of the outsourcing agreement with the unrelated third party owner of WTXL-TV. However, we are not the primary beneficiary of the variable interests and; therefore, we are not required to consolidate WTXL-TV under the provisions of FIN 46. We believe that we do not have a material exposure to loss as a result of our involvement with WTXL-TV.

Pro Forma Information Related To Stock-Based Compensation

As permitted under SFAS No. 123, Accounting for Stock-Based Compensation, we measure compensation expense for our stock-based employee compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and provide pro forma disclosures of loss and loss per share as if the fair value-based method prescribed by SFAS No. 123 had been applied in measuring compensation expense.

Had compensation expense for our 2004, 2003 and prior year grants for stock-based compensation plans been determined consistent with SFAS No. 123, our net loss available to common shareholders for these three month periods would approximate the pro forma amounts below (in thousands, except per share data):

	March 31, 2004		March 31, 2003
	As Reported	Pro Forma	As Reported	Pro Forma
Net loss available to common shareholders	$(2,299)	$(3,553)	$(3,936)	$(5,771)
Basic and diluted net loss per common share	$(0.03)	$(0.04)	$(0.05)	$(0.07)

We have computed for pro forma disclosure purposes the value of all options granted during the three months ended March 31, 2004 and 2003, respectively, using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following weighted average assumptions:

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
Risk-free interest rate	3.18%	2.82%
Expected lives	5 years	5 years
Expected volatility	48%	55%
Weighted average fair value	$ 6.78	$ 4.21

Adjustments are made for options forfeited prior to vesting.

Acquisitions

On March 31, 2004, we acquired the television broadcast license for WFGX-TV (Ind 35) in Pensacola, Florida, which we had operated pursuant to a local marketing agreement.  The consideration for the broadcast license assets was $0.5 million which was paid in two installments, one in February 1996 and the other in January 1999.

2.              COMMITMENTS AND CONTINGENCIES:

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

Operating Leases

As of March 31, 2004, we had an outstanding letter of credit of $1.0 million under our revolving credit facility.  The letter of credit acts as a guarantee of lease payments for the property occupied by WTTA-TV in Tampa, FL pursuant to the terms and conditions of the lease agreement.

Affiliation Agreements

Sixty of the 62 television stations that we own and operate or to which we provide programming services or sales services, currently operate as affiliates of FOX (20 stations), WB (19 stations), ABC (8 stations), NBC (4 stations), UPN (6 stations) and CBS (3 stations).  The remaining two stations are independent.  The networks produce and distribute programming in exchange for each station’s commitment to air the programming at specified times and for commercial announcement time during the programming.  In addition, networks other than FOX generally pay each station an affiliation agreement fee for each network-sponsored program broadcast by the station or fees for entering into the affiliation agreement.  In some markets, we pay certain fees if we have certain ratings successes.

The NBC affiliation agreements with WICS/WICD-TV (Champaign/Springfield, Illinois) and WKEF-TV (Dayton, Ohio) expired on April 1, 2004.  We continue to program those stations as NBC affiliates without formal agreements.  On February 25, 2004, NBC informed us that they intend to terminate our affiliations with WKEF-TV (Dayton, Ohio) and WICS/WICD (Champaign/Springfield, Illinois) effective following the 2004 Summer Olympics and September 2005, respectively, in order to affiliate with another station in each of these markets.  We are currently engaged in discussions with ABC Television Network regarding affiliating with ABC in these two markets because the stations which are scheduled to acquire our NBC affiliations in Dayton and Champaign/Springfield are currently ABC affiliates.  As of March 31, 2004, the corresponding net book values of the affiliation agreements are $14.3 million and $10.1 million, respectively.

The affiliation agreements of three ABC stations (WEAR-TV in Pensacola, Florida, WCHS-TV in Charleston, West Virginia and WXLV-TV in Greensboro/Winston-Salem, North Carolina) have expired.  We continue to operate these stations as ABC affiliates and we do not believe ABC has any current plans to terminate the affiliation agreements with any of these stations although we can make no assurance that ABC will not do so.

The following affiliate agreements are scheduled to expire during 2004.  The ABC affiliate agreements with WLOS-TV and WSYX-TV are scheduled to expire on September 8, 2004.  The UPN affiliate agreements with WABM-TV, WMMP-TV, WCGV-TV, WUXP-TV and WRDC-TV are scheduled to expire on July 31, 2004.  The UPN affiliate agreement with WUPN-TV is scheduled to expire on June 30, 2004.  The CBS affiliate agreements with KGAN-TV and WGME-TV are scheduled to expire on December 31, 2004.  We are currently engaged with ABC, CBS and UPN regarding continuing our network affiliations.

The non-renewal or termination of one or more of these or any of our other network affiliation agreements would prevent us from being able to carry programming of the relevant network. This loss of programming would require us to obtain replacement programming, which may involve higher costs and which may not be as attractive to our target audiences, resulting in reduced revenues.  Upon the termination of any of the above affiliation agreements, we would be required to establish new affiliations with other networks or operate as an independent.  At such time, the remaining value of the network affiliation asset could become impaired and we would be required to write down the value of the asset.

Changes in the Rules on Television Ownership and Local Marketing Agreements

Certain of our stations have entered into what have commonly been referred to as local marketing agreements or LMAs.  One typical type of LMA is a programming agreement between two separately owned television stations serving the same market, whereby the licensee of one station programs substantial portions of the broadcast day and sells advertising time during such program segments on the other licensee’s station subject to the ultimate editorial and other controls being exercised by the latter licensee.  We believe these arrangements allow us to reduce our operating expenses and enhance profitability.  Although under the new FCC ownership rules, which have been stayed pending judicial review, we would be allowed to continue to program most of the stations with which we have an LMA, in the absence of a waiver, the new rules would require us to terminate or modify three of our LMAs in markets where both the stations we own and the station with which we have an LMA are ranked among the top four stations in their particular DMA.  The FCC’s new ownership rules include specific provisions permitting waivers of this “top four restriction.”  Although there can be no assurances, we have studied the application of the new rules to our markets and believe we are qualified for waivers.  Because the effectiveness of the new rules has been stayed and the FCC concluded the old rules could not be justified as necessary to the public interest, we have taken the position that an issue exists regarding whether the FCC has any current legal right to enforce any rules prohibiting the acquisition of television stations.  The FCC, however, recently denied our application to acquire certain LMA stations.

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

WNAB Options

We have entered into an agreement with a third party to purchase certain license and non-license television broadcast assets of WNAB-TV at our option (the call option) and additionally, the third party may require us to purchase these license and non-license broadcast assets at the option of the third party (the put option).  On January 2, 2003, we made an $18 million non-refundable deposit against the purchase price of the put or call option on the non-license assets in return for a reduction of $0.1 million in our monthly profit sharing arrangements.  Upon exercise, we may settle the call or put options entirely in cash or, at our option, we may pay up to one-half of the purchase price by issuing additional shares of our Class A common stock. The call and put option exercise prices vary depending upon the exercise dates and have been adjusted for the deposit. The license asset call option exercise price is $5.0 million prior to March 31, 2005, $5.6 million from March 31, 2005 until March 31, 2006 and $6.2 million after March 31, 2006. The non-license asset call option exercise price is $8.3 million prior to March 31, 2005, $12.6 million from March 31, 2005 until March 31, 2006 and $16.0 million after March 31, 2006. The license asset put option price is $5.4 million from July 1, 2005 to July 31, 2005, $5.9 million from July 1, 2006 to July 31, 2006 and $6.3 million from July 1, 2007 to July 31, 2007. The non-license asset put option price is $7.9 million from July 1, 2005 to July 31, 2005, $12.4 million from July 1, 2006 to July 31, 2006 and $16.0 million from July 1, 2007 to July 31, 2007.

3.              SUPPLEMENTAL CASH FLOW INFORMATION (in thousands):

During the three months ended March 31, 2004 and 2003, our supplemental cash flow information was as follows:

	Three Months Ended March 31,
	2004	2003
Income taxes paid from continuing operations	$783	$747
Income tax refunds received related to sale of discontinued operations	$—	$333
Income tax refunds received	$811	$36,556
Subsidiary trust minority interest payments	$—	$5,813
Interest payments	$32,951	$20,743

4.              EARNINGS (LOSS) PER SHARE:

Basic earnings (loss) per share (EPS) is calculated using the weighted average number of shares outstanding during the period.  Diluted earnings (loss) per share (diluted EPS) includes the potentially dilutive effect, if any, which would occur if outstanding options to purchase common stock were exercised using the treasury stock method.  Stock options to exercise 0.3 million incremental shares of common stock were outstanding during the quarter ended March 31, 2004.  Stock options to exercise 0.1 million incremental shares of common stock were outstanding during the quarter ended March 31, 2003, but were not included in the computation of diluted EPS as the effect would be anti-dilutive.  The remaining options to purchase shares of common stock that were outstanding during the three months ended March 31, 2004 and March 31, 2003 were not included in the computation of diluted EPS because the options exercise price was greater than the average market price of the common shares.

5.              DERIVATIVE INSTRUMENTS:

We enter into derivative instruments primarily to reduce the impact of changing interest rates on our floating rate debt and to reduce the impact of changing fair market values of our fixed rate debt.  As of March 31, 2004, we held the following derivative instruments:

•                  An interest rate swap agreement with a financial institution that has a notional amount of $575 million, which expires on June 5, 2006.  In June 2003, we assigned $200 million of the notional amount to a second financial institution.  Both agreements expire on June 5, 2006.  These swap agreements require us to pay a fixed rate, which is set in the range of 6.25% to 7.00% and receive a floating rate based on the three month London Interbank Offered Rate (LIBOR) (measurement and settlement is performed quarterly).  These swap agreements are reflected as a derivative obligation based on their fair value of $54.2 million and $54.1 million as a component of other long-term liabilities in the accompanying consolidated balance sheets as of March 31, 2004 and December 31, 2003, respectively.  These swap agreements do not qualify for hedge accounting treatment under SFAS No. 133; therefore, changes in their fair market values are reflected currently in earnings as unrealized gain (loss) from derivative instruments.  We incurred an unrealized loss of $0.1 million for the quarter ended March 31, 2004 and an unrealized gain of $1.1 million during the quarter ended March 31, 2003, related to these instruments.  The instrument with a notional amount of $375 million contains a European style (that is, exercisable only on the expiration date) termination option and can be terminated partially or in full by the counterparty on June 3, 2004 and June 3, 2005 at its fair market value.   We estimate the fair market value of this agreement at March 31, 2004 to be $35.1 million based on a quotation from the counterparty and this amount is reflected as a component of other long-term liabilities on our consolidated balance sheet as of March 31, 2004.

•                  In March 2002, we entered into two interest rate swap agreements with notional amounts totaling $300 million which expire on March 15, 2012, for which we receive a fixed rate of 8% and pay a floating rate based on LIBOR (measurement and settlement is performed quarterly).  These swaps are accounted for as a hedge of our 8% Senior Subordinated Notes in accordance with SFAS No. 133 whereby changes in the fair market value of the swaps are reflected as adjustments to the carrying amount of the 8% Senior Subordinated Notes.  These swaps are reflected in the accompanying balance sheet as a derivative asset and as a premium on the 8% Senior Subordinated Notes based on their fair value of $25.5 million.

•                  In November 2003, we entered into two interest rate swap agreements with notional amounts totaling $100 million, which expire March 15, 2012, for which we receive a fixed rate of 8% and pay a floating rate based on LIBOR (measurement and settlement is performed quarterly).  These swaps are accounted for as a hedge of our 8% Senior Subordinated Notes in accordance with SFAS No. 133, whereby changes in the fair market value of the swaps are reflected as adjustments to the carrying amount of the 8% Senior Subordinated Notes.  These swaps are reflected on the accompanying balance sheet as a derivative asset and as a premium on the 8% Senior Subordinated Notes based on their fair value of $3.2 million.

The counterparties to these agreements are international financial institutions. We estimate the net fair value of these instruments at March 31, 2004 to be a liability of $25.5 million.  The fair value of the interest rate swap agreements is estimated by obtaining quotations from the financial institutions, which are a party to our derivative contracts. The fair value is an estimate of the net amount that we would pay on March 31, 2004 if we cancelled the contracts or transferred them to other parties.

6.             CONDENSED CONSOLIDATING FINANCIAL STATEMENTS:

Sinclair Television Group, Inc. (STG) is a 100% owned subsidiary of Sinclair Broadcast Group, Inc. that was created in 2003.  On September 30, 2003, we completed the creation of a modified holding company structure, whereby we transferred substantially all of our television broadcast assets and liabilities to STG. As such, STG has become the primary obligor under our existing bank credit agreement, the 8.75% Senior Subordinated Notes due 2011 and the 8% Senior Subordinated Notes due 2012.  Our class A Common Stock, class B Common Stock, Series D Convertible Exchangeable Preferred Stock and the 4.875% Convertible Senior Subordinated Notes remain at Sinclair Broadcast Group, Inc. and are not obligations or securities of STG.

Sinclair Broadcast Group, Inc. and KDSM, LLC, a 100% owned subsidiary of Sinclair Broadcast Group, Inc., have fully and unconditionally guaranteed all of STG’s obligations.  Those guarantees are joint and several.  There are no significant restrictions on the ability of Sinclair Broadcast Group, Inc., STG or KDSM, LLC to obtain funds from their subsidiaries in the form of dividends or loans.

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

BALANCE SHEET

AS OF MARCH 31, 2004

(in thousands) (unaudited)

		Guarantor Subsidiaries
	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Cash	$—	$13,255	$94	$3,014	$—	$16,363
Accounts receivable	227	119,055	1,145	2,027	—	122,454
Other current assets	4,495	63,860	436	5,125	(980)	72,936
Total current assets	4,722	196,170	1,675	10,166	(980)	211,753

Property and equipment, net	11,510	335,892	5,409	3,210	—	356,021

Investment in consolidated subsidiaries	327,534	—	—	—	(327,534)	—
Other long-term assets	54,606	76,995	197	10,617	(14,813)	127,602
Total other long-term assets	382,140	76,995	197	10,617	(342,347)	127,602

Acquired intangible assets	—	1,764,944	5,872	47,693	—	1,818,509

Total Assets	$398,372	$2,374,001	$13,153	$71,686	$(343,327)	$2,513,885

Accounts payable and accrued liabilities	$5,712	$55,296	$465	$6,051	$(980)	$66,544
Current portion of long-term debt	2,048	6,795	—	35,000	—	43,843
Other current liabilities	—	115,400	1,550	1,370	—	118,320
Total current liabilities	7,760	177,491	2,015	42,421	(980)	228,707
Long-term debt	160,468	1,509,780	2,245	—	—	1,672,493
Other liabilities	—	390,272	840	6,522	(14,813)	382,821
Total liabilities	168,228	2,077,543	5,100	48,943	(15,793)	2,284,021

Preferred stock	35	—	—	—	—	35
Common stock	860	—	—	—	—	860
Additional paid-in capital	765,464	628,058	21,021	58,019	(707,098)	765,464
Accumulated deficit	(536,215)	(331,320)	(12,968)	(35,276)	379,564	(536,215)
Other comprehensive loss	—	(280)	—	—	—	(280)
Total shareholders’ equity	230,144	296,458	8,053	22,743	(327,534)	229,864
Total Liabilities and Shareholders’ Equity	$398,372	$2,374,001	$13,153	$71,686	$(343,327)	$2,513,885

BALANCE SHEET

AS OF DECEMBER 31, 2003

(in thousands)

		Guarantor Subsidiaries
	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Cash	$—	$25,440	$44	$3,246	$—	$28,730
Accounts receivable	521	136,300	1,502	1,438	—	139,761
Other current assets	1,605	83,557	878	6,487	(225)	92,302
Total current assets	2,126	245,297	2,424	11,171	(225)	260,793

Property and equipment, net	11,772	336,636	5,520	1,889	—	355,817

Investment in consolidated subsidiaries	332,374	—	—	—	(332,374)	—
Other long-term assets	53,219	95,040	281	6,106	(12,298)	142,348
Total other long-term assets	385,593	95,040	281	6,106	(344,672)	142,348

Acquired intangible assets	—	1,769,434	5,913	30,277	—	1,805,624

Total Assets	$399,491	$2,446,407	$14,138	$49,443	$(344,897)	$2,564,582

Accounts payable and accrued liabilities	$7,200	$65,567	$506	$5,864	$(227)	$78,910
Current portion of long-term debt	1,117	6,165	—	35,000	—	42,282
Other current liabilities	—	122,184	1,842	—	—	124,026
Total current liabilities	8,317	193,916	2,348	40,864	(227)	245,218
Long-term debt	161,613	1,526,329	2,233	—	—	1,690,175
Other liabilities	—	407,505	1,024	3,953	(12,298)	400,184
Total liabilities	169,930	2,127,750	5,605	44,817	(12,525)	2,335,577

Preferred stock	35	—	—	—	—	35
Common stock	858	—	—	—	—	858
Additional paid-in capital	762,584	654,722	21,542	38,479	(714,739)	762,588
Accumulated deficit	(533,916)	(335,505)	(13,009)	(33,853)	382,367	(533,916)
Other comprehensive loss	—	(560)	—	—	—	(560)
Total shareholders’ equity	229,561	318,657	8,533	4,626	(332,372)	229,005
Total Liabilities and Shareholders’ Equity	$399,491	$2,446,407	$14,138	$49,443	$(344,897)	$2,564,582

STATEMENT OF OPERATIONS

FOR THE QUARTER ENDED MARCH 31, 2004

(in thousands) (unaudited)

		Guarantor Subsidiaries
	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Net revenue	$—	$170,824	$1,856	$3,813	$—	$176,493

Program and production	—	37,537	404	—	—	37,941
Selling, general and administrative	3,947	41,084	627	774	—	46,432
Depreciation, amortization and other operating expenses	680	55,607	838	4,587	—	61,712
Total operating expenses	4,627	134,228	1,869	5,361	—	146,085

Operating income	(4,627)	36,596	(13)	(1,548)	—	30,408

Equity in earnings of subsidiaries	2,803	—	—	—	(2,803)	—
Interest income	11	59	188	—	(187)	71
Interest expense	(2,187)	(29,955)	(64)	(512)	187	(32,531)
Other income (expense)	2,909	34	(71)	(351)	—	2,521
Total other income (expense)	3,536	(29,862)	53	(863)	(2,803)	(29,939)

Income tax (provision) benefit	1,379	(2,549)	—	990	—	(180)
Net income (loss)	$288	$4,185	$40	$(1,421)	$(2,803)	$289

PRO FORMA STATEMENT OF OPERATIONS

FOR THE QUARTER ENDED MARCH 31, 2003

(in thousands) (unaudited)

		Guarantor Subsidiaries
	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Net revenue	$—	$164,592	$2,006	$4,079	$—	$170,677

Program and production	—	36,233	461	—	—	36,694
Selling, general and administrative	3,503	35,991	576	536	—	40,606
Depreciation, amortization and other operating expenses	699	56,095	1,004	5,565	—	63,363
Total operating expenses	4,202	128,319	2,041	6,101	—	140,663

Operating income	(4,202)	36,273	(35)	(2,022)	—	30,014

Equity in earnings of subsidiaries	10,023	—	—	—	(10,023)	—
Interest income	162	6	—	—	—	168
Interest expense	(207)	(28,975)	(63)	(557)	—	(29,802)
Other income (expense)	282	1,135	716	4	(6,508)	(4,371)
Total other income (expense)	10,260	(27,834)	653	(553)	(16,531)	(34,005)
Income tax benefit (provision)	(898)	3,863	—	(322)	—	2,643
Net income (loss)	$5,160	$12,302	$618	$(2,897)	$(16,531)	$(1,348)

STATEMENT OF CASH FLOWS

FOR THE QUARTER ENDED MARCH 31, 2004

(in thousands) (unaudited)

		Guarantor Subsidiaries
	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES	$(5,299)	$33,948	$633	$(2,392)	$—	$26,890
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(346)	(11,583)	(62)	365	—	(11,626)
Consolidation of variable interest entity	—	17,984	—	(17,745)	—	239
Distributions from investments	—	32	—	—	—	32
Additional investments	(2,039)	—	—	—	—	(2,039)
Proceeds from the sale of property	—	12	—	—	—	12
Loans to affiliates	(344)	—	—	—	—	(344)
Proceeds from loans to affiliates	1,806	—	—	—	—	1,806
Net cash flows (used in) from investing activities	(923)	6,445	(62)	(17,380)	—	(11,920)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Repayments of notes payable, commercial bank financing and capital leases	(212)	(24,788)	—	—	—	(25,000)
Accretion of capital leases	—	179	—	—	—	179
Proceeds from exercise of stock options	1,057	—	—	—	—	1,057
Payments for deferred financing costs	—	(33)	—	—	—	(33)
Increase (decrease) in intercompany payables	7,965	(26,984)	(521)	19,540	—
Dividends paid on Series D Preferred Stock	(2,588)	—	—	—	—	(2,588)
Repayment of notes and capital leases to affiliates		(952)	—	—	—	(952)
Net cash flows from (used in) financing activities	6,222	(52,578)	(521)	19,540	—	(27,337)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(12,185)	50	(232)	—	(12,367)
CASH AND CASH EQUIVALENTS, beginning of period	—	25,440	44	3,246	—	28,730
CASH AND CASH EQUIVALENTS, end of period	$—	$13,255	$94	$3,014	$—	$16,363

PRO-FORMA STATEMENT OF CASH FLOWS

FOR THE QUARTER ENDED MARCH 31, 2003

(in thousands) (unaudited)

		Guarantor Subsidiaries
	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES	$16,306	$61,875	$1,147	$1,201	$(6,508)	$74,021
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(722)	(11,497)	(35)	(448)	—	(12,702)
Deposit related to the acquisition of broadcast assets	—	(18,000)	—	—	—	(18,000)
Distributions from investments	—	251	—	—	—	251
Additional investments	(1,333)	(128)	—	—	—	(1,461)
Proceeds from the sale of property	—	108	—	—	—	108
Loans to affiliates	(268)	(81)	—	—	—	(349)
Proceeds from loans to affiliates	290	—	—	—	—	290
Net cash flows used in investing activities	(2,033)	(29,347)	(35)	$(448)	$—	$(31,863)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from commercial bank financing and notes payable		54,000				54,000
Repayments of notes payable, commercial bank financing and capital leases		(47,000)				(47,000)
Accretion of capital leases	—	179	—	—	—	179
Repurchase of class A common stock	(1,150)					(1,150)
Proceeds from exercise of stock options	28	—	—	—	—	28
Payments for deferred financing costs	—	(468)	—	—	—	(468)
Increase (decrease) in intercompany payables	(3,866)	4,960	(1,094)	—	—	—
Dividends paid on Series D Preferred Stock	(2,588)	—	—	—	—	(2,588)
Payment of KDSM dividend	(6,508)	—	—	—	6,508	—
Repayment of notes and capital leases to affiliates	(189)	(607)	—	—	—	(796)
Net cash flows from (used in) financing activities	(14,273)	11,064	(1,094)	—	6,508	2,205

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	43,592	18	753	—	44,363
CASH AND CASH EQUIVALENTS, beginning of period	—	3,704	5	1,618	—	5,327
CASH AND CASH EQUIVALENTS, end of period	$—	$47,296	$23	$2,371	$—	$49,690

ITEM 2.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

Results of Operations

The following information should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this Quarterly Report and the audited financial statements and Management’s Discussion and Analysis contained in our Form 10-K for the year ended December 31, 2003.

This report includes or incorporates forward-looking statements.  We have based these forward-looking statements on our current expectations and projections about future events.  These forward-looking statements are subject to risks, uncertainties and assumptions about us, including, among other things:

•                  the impact of changes in national and regional economies,

•                  volatility of programming costs,

•                  terrorist attacks and other acts of violence or war,

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

Other matters set forth in this report, including the risk factors set forth in our Form 10-K filed with the Securities and Exchange Commission may also cause actual results in the future to differ materially from those described in the forward-looking statements.  We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.

The following table sets forth certain operating data for the three months ended March 31, 2004 and 2003:

OPERATING DATA (in thousands, except per share data):

	Three Months Ended March 31,
	2004	2003
Statement of Operations Data:
Net broadcast revenues (a)	$158,300	$152,481
Barter revenues	14,189	14,117
Other operating divisions revenues	4,004	4,079
Total revenues	176,493	170,677
Station production expenses	37,941	36,694
Station selling, general and administrative expenses	38,998	34,766
Expenses recognized from station barter arrangements	13,164	12,905
Depreciation and amortization expense (b)	17,204	15,955
Amortization of program contracts costs and net realizable value adjustments	26,561	28,690
Stock—based compensation	530	592
Other operating divisions expenses	4,253	5,221
Corporate general and administrative expenses	7,434	5,840
Operating income	30,408	30,014
Interest expense	(32,531)	(29,802)
Subsidiary trust minority interest expense (c)	—	(5,973)
Loss on sale of broadcast assets	(69)	(20)
Unrealized (loss) gain on derivative instrument	(95)	1,071
Income related to investments	2,521	185
Interest and other income	235	534
Income (loss) before income taxes	469	(3,991)
(Provision) benefit for income taxes	(180)	2,643
Net income (loss)	$289	$(1,348)
Net loss available to common stockholders	$(2,299)	$(3,936)

Per Share Data:
Basic and diluted net loss per share	$(0.03)	$(0.05)

	March 31, 2004	December 31, 2003
Balance Sheet Data:
Cash and cash equivalents	$16,363	$28,730
Total assets	$2,513,885	$2,564,582
Total debt (d)	$1,716,336	$1,732,457
Total stockholders’ equity	$229,864	$229,005

(a)          “Net broadcast revenues” are defined as broadcast revenues net of agency commissions.

(b)         Depreciation and amortization includes depreciation and amortization of property and equipment and amortization of definite-lived intangible assets and other assets.

(c)          Subsidiary trust minority interest expense represents the distributions on the HYTOPS and amortization of deferred financing costs.  HYTOPS represents our High Yield Trust Originated Preferred Securities of our subsidiary trust holding solely KDSM Senior Debentures representing $200 million aggregate liquidation value.  Those securities were redeemed on June 20, 2003.

(d)         “Total debt” is defined as long-term debt, net of unamortized discount and capital lease obligations, including current portion thereof.  Total debt does not include the HYTOPS or our preferred stock.

Results of Operations

Overview

What started out as a slow first quarter ended with strong upward momentum allowing us to exceed our original revenue growth guidance of 1% to 1.5%.  The severe weather related events in the eastern part of the U.S. in January, coupled with late political spending, initially pointed to very modest growth for the quarter.  However, several core advertising categories and political spending in key presidential primary states became more robust as the quarter progressed.

Three Months Ended March 31, 2004 and 2003

Net loss available to stockholders for the three months ended March 31, 2004 was $2.3 million or a net loss of $0.03 per share compared to a net loss of $3.9 million or a loss of $0.05 per share for the three months ended March 31, 2003.

Net broadcast revenues increased to $158.3 million for the three months ended March 31, 2004 from $152.5 million for the three months ended March 31, 2003, or 3.8%. During the first quarter of 2004, we had increased revenue due to cyclical or non-recurring events including $2.7 million in political, offset by a decrease in revenues of $0.7 million related to the Super Bowl.  Additionally, during the three months ended March 31, 2003, we experienced $2.2 million of advertiser cancellations and preemptions due to the war in Iraq.  From a revenue category standpoint, the quarter ended March 31, 2004, when compared to the quarter ended March 31, 2003, was positively impacted by higher advertising revenues generated from the political, service, paid programming and school sectors, offset by decreases in the fast food, restaurant, movies and soft drink sectors.

During the three months ended March 31, 2004, national revenues increased to $59.8 million or 6.4%, from $56.1 million during the same period last year.  National political revenues increased to $2.5 million or 686%, from $0.3 million during the same period last year.  During the three months ended March 31, 2004, local revenues increased to $90.9 million or 2.2%, from $88.9 million during the same period last year.  Local political revenues increased to $0.9 million or 176%, from $0.3 million during the same period last year.  The increase in political revenues was primarily the result of several primary elections held during the 2004 period as compared to the same period in 2003.

National revenues, excluding political revenues, increased $1.5 million to $57.3 million or 2.6%, during the three months ended March 31, 2004 from $55.8 million during the same period last year.  Local revenues, excluding political revenues, increased $1.4 million to $90.0 million or 1.6%, during the three months ended March 31, 2004 from $88.6 million during the same period last year.  The increase in national and local revenues is being driven by a stronger economy and an improving advertising market compared to the quarter ended March 31, 2003, which suffered from advertiser cancellations and preemptions due to the commencement of the war in Iraq.  The increase in local revenues is also related to our continued focus on developing a strong local sales force at each of our stations.

From a network affiliate perspective, broadcast revenue from time sales at our FOX affiliates, which represented 37.3% of the total, were up 4.5% for the first quarter 2004 as compared to the first quarter 2003.  The network affiliations that experienced the largest revenue growth for the three months ended March 31, 2004 were our CBS (7.9% of the total) and NBC (5.5% of the total) affiliates which increased 22.4% and 5.5%, respectively, compared with the three months ended March 31, 2003.  The WB and UPN affiliates also experienced solid growth of 1.5% and 4.4%, respectively, compared with the three months ended March 31, 2003.  Most of the growth is due to an increase in political revenue and the effect of advertiser cancellations and preemptions during the first quarter last year due to the commencement of the war in Iraq.  Our CBS affiliates also were positively impacted by airing the Super Bowl in 2004.  Conversely, our ABC affiliates experienced a decrease in revenue, excluding political revenue, of 5.2% due to the airing of the Super Bowl by ABC in 2003 but not in 2004.

During the three months ended March 31, 2004, the G1440 operating divisions’ revenue that related to software development and consulting increased by $0.4 million to $1.5 million or 36.4%, from $1.1 million for the same period last year.  That division’s operating expenses remained flat at $1.4 million for the three months ended March 31, 2004 as compared to $1.3 million for the same period last year.  Other operating divisions’ revenue related to our interest in Acrodyne decreased by $0.5 million to $2.5 million from revenues of $3.0 million for the three months ended March 31, 2003.  Acrodyne’s operating expenses decreased $1.0 million, to $2.9 million for the three months ended March 31, 2004 as compared to $3.9 million for the same period last year.

Station production expenses were $37.9 million for the three months ended March 31, 2004, compared to $36.7 million for the three months ended March 31, 2003, an increase of $1.2 million or 3.4%.  Station production costs increased as a result of news expense related to the continued roll out of News Central in the Tampa, Las Vegas, Greensboro, Birmingham, Milwaukee and Cincinnati markets, offset by a decrease in Cunningham expenses.

Station selling, general and administrative expenses were $39.0 million for the three months ended March 31, 2004 compared to $34.8 million for the three months ended March 31, 2003, an increase of $4.2 million or 12.1%. We had an increase in sales expense for our new direct mail marketing campaign of $1.1 million, an increase in bad debt expense of $1.0 million, an increase in vacation, salary and payroll taxes of $0.7 million, an increase in sales expense of $0.4 million for sales compensation costs, an increase in commissions of $0.3 million related to increased national sales, an increase in insurance costs of $0.2 million, an increase in building rent and related expenses of $0.1 million and $0.4 million in miscellaneous increases.

Depreciation and amortization decreased $0.8 million to $43.8 million for the three months ended March 31, 2004 from $44.6 million for the three months ended March 31, 2003.  The decrease in depreciation and amortization for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003, was related to a decrease in amortization of $2.1 million related to our program contract costs and net realizable value (NRV) adjustments as a result of lower cost of additions of new programming during 2004 as compared to 2003, offset by an increase in fixed asset depreciation of $1.3 million related to our property additions, primarily from our digital television conversion and centralized news investments.  Amortization of definite-lived intangible assets remained the same.

Corporate general and administrative expenses increased $1.6 million to $7.4 million for the three months ended March 31, 2004 from $5.8 million for the three months ended March 31, 2003 or 27.3%.  News Central costs were $1.2 million and $0.7 million for the quarters ending March 31, 2004 and 2003, respectively.  Corporate general and administrative expense represents the cost to operate our corporate headquarters location.  Such costs include corporate departmental salaries, bonuses and fringe benefits, officers’ life insurance, rent, telephone, consulting fees, legal and accounting fees and director fees.  Corporate departments include executive committee, treasury, finance and accounting, human resources, technology, corporate relations, legal, sales, operations, purchasing and centralized news. The increase relates to the launch of our centralized news, programming and weather format of $0.6 million, an increase in sales training of $0.4 million, an increase in salary expense of $0.3 million, an increase in directors and officers insurance of $0.2 million and an increase in direct mail expense of $0.1 million.

Interest expense, including subsidiary trust minority expense, decreased to $32.5 million for the three months ended March 31, 2004 from $35.8 million for the three months ended March 31, 2003 or 9.2%.  The decrease in interest expense for the three months ended March 31, 2004 resulted from the redemption of HYTOPS through the issuance of lower rate debt in 2003.

Income from equity investments increased $2.3 million to $2.5 million for the three months ended March 31, 2004 from $0.2 million for the three months ended March 31, 2003. The increase in income from equity investments primarily related to our share of earnings related to Summa Holdings, Ltd. and Allegiance Capital, LP.

Our income tax provision was $0.2 million for the three months ended March 31, 2004, compared to an income tax benefit of $2.6 million for the three months ended March 31, 2003.  Our effective tax rate decreased to a provision of 38.4% for the three months ended March 31, 2004 from a benefit of 66.2% for the three months ended March 31, 2003.  The decrease in the effective tax rate primarily resulted from the treatment of the intercompany dividend in 2003 related to HYTOPS in a quarter in which we did not experience earnings and profits.  HYTOPS were redeemed in 2003 and no such dividend occurred in 2004. For a detailed discussion of the treatment of the HYTOPS and earnings and profits, please refer to Note (a) in Footnote 6 to the financial statements found in the KDSM, Inc., Form 10-K for the year ended December 31, 2002 as filed with the United States Securities and Exchange Commission.

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

As of March 31, 2004, we had $16.4 million in cash balances and negative working capital of approximately $16.9 million. We anticipate that cash flow from our operations and revolving credit facility will be sufficient to satisfy our debt service obligations, dividend requirements, capital expenditure requirements and working capital needs for the next year.  As of March 31, 2004, we had borrowed $460.9 million under our Term Loan B Facility and had not borrowed under our revolving credit facility. The remaining balance available under the revolving credit facility was $225.0 million as of March 31, 2004. Our ability to draw down our line of credit is based on pro forma trailing cash flow levels as defined in our 2002 Bank Credit Agreement and for the three months ended March 31, 2004, we had approximately $123.6 million available of current borrowing capacity under our revolving credit facility.

On April 19, 2002, we filed a $350.0 million universal shelf registration statement with the Securities and Exchange Commission which will permit us to offer and sell various types of securities from time to time. Offered securities may include common stock, debt securities, preferred stock, depositary shares or any combination thereof in amounts, prices and on terms to be announced when the securities are offered. If we determine it is in our best interest to offer any such securities, we intend to use the proceeds for general corporate purposes, including, but not limited to, the reduction, redemption or refinancing of debt or other obligations, acquisitions, capital expenditures and working capital.

STG is the primary obligor under our 8.75% Senior Subordinated Notes due 2011 and our 8% Senior Subordinated Notes 2012.  Sinclair Broadcast Group, Inc. and KDSM, LLC have fully and unconditionally guaranteed these securities.  Sinclair Broadcast Group, Inc. is the primary obligor under our 4.875% Convertible Senior Subordinated Notes.  STG has fully and unconditionally guaranteed the Convertible Senior Subordinated Notes.  In addition, certain wholly-owned subsidiaries of STG have jointly and severally, fully and unconditionally guaranteed our 8.75% Senior Subordinated Notes, our 8% Senior Subordinated Notes and our 4.875% Convertible Senior Subordinated Notes.  (See Note 6 in our consolidated financial statements for the condensed consolidating financial statements of our guarantor and non-guarantor subsidiaries.)  None of Sinclair Broadcast Group, Inc., STG, KDSM, LLC or any other subsidiary guarantors have any significant restrictions on their ability to obtain funds from their subsidiaries in the form of dividends or loans.

We hold two interest rate swap agreements that have a total notional amount of $575 million that expire on June 5, 2006.  During June 2003, we assigned $200 million of the notional amount to a second financial institution.  The instrument with a notional amount of $375 million contains a European style (that is, exercisable only on the expiration date) termination option and can be terminated partially or in full by the counterparty on June 3, 2004 and June 3, 2005 at its fair market value.   We estimate the fair market value of the $375 million agreement at March 31, 2004 to be $35.1 million based on a quotation from the counterparty and this amount is reflected as a component of other long-term liabilities on our consolidated balance sheet as of March 31, 2004.

Net cash flows from operating activities decreased to $26.9 million for the quarter ended March 31, 2004 from $74.0 million for the quarter ended March 31, 2003.  We received income tax refunds net of payments of $28.0 thousand for the quarter ended March 31, 2004 as compared to income tax refunds, net of payments of $36.1 million for the quarter ended March 31, 2003.  Interest payments on outstanding indebtedness increased $2.7 million to $32.5 million from $29.8 million for the quarter ended March 31, 2004, as compared to the quarter ended March 31, 2003.  We made no payments related to our HYTOPS for the quarter ended March 31, 2004 as compared to payments of $5.8 million for the quarter ended March 31, 2003.  HYTOPS was redeemed during the second quarter of 2003 through the issuance of lower rate indebtedness.  Program rights payments increased to $27.4 million for the quarter ended March 31, 2004 from $26.2 million for the quarter ended March 31, 2003, or 4.6%.

Net cash flows used in investing activities were $11.9 million for the quarter ended March 31, 2004 as compared to net cash flows used in investing activities of $31.9 million for the quarter ended March 31, 2003.  The decrease in cash flows used in investing activities primarily resulted from an $18.0 million cash deposit related to a future acquisition of broadcast assets during the quarter ended March 31, 2003.  There was no similar activity for the quarter ended March 31, 2004.  During the quarter ended March 31, 2004, we made cash payments of $2.0 million for the purchase of equity investments and payments of $11.6 million for property and equipment, of which $5.4 million related to digital conversion costs and $1.5 million related to implementation of our News Central format.  During the quarter ended March 31, 2003, we made equity investments of approximately $1.5 million and we made payments for property and equipment of $12.7 million of which $8.5 million related to digital conversion costs.  We funded these investing activities using cash provided by operating activities.

For 2004, we anticipate incurring approximately $47.0 million of capital expenditures, including the $11.6 million incurred in the first quarter 2004 to substantially complete our digital television roll-out, for station maintenance and equipment replacement, to consolidate building and tower needs in some markets and for the continued expansion of News Central.  In addition, we anticipate that future requirements for expenditures will include expenditures incurred during the ordinary course of business and additional strategic station acquisitions and equity investments if suitable investments can be identified on acceptable terms.  We expect to fund such capital expenditures with cash generated from operating activities and funding from our Revolving Credit Facility, issuance of securities pursuant to our universal shelf-registration statement described above or a private placement of securities.

Net cash flows used in financing activities were $27.3 million for the quarter ended March 31, 2004 compared to net cash flows from financing activities of $2.2 million for the quarter ended March 31, 2003.  During the quarter ended March 31, 2004, we repaid $25.0 million of indebtedness, whereas in the comparable period in 2003, we repaid a net of $7.0 million of indebtedness.  We repurchased $1.2 million of our Class A common stock for the quarter ended March 31, 2003.  We received proceeds from exercise of stock options of $1.1 million for the quarter ended March 31, 2004.  For the quarters ended March 31, 2004 and 2003, we paid quarterly dividends of $2.6 million on our Series D Preferred Stock.  We expect to incur these dividend payments in each of our future quarters and expect to fund these dividends with cash generated from operating activities and borrowings under our Bank Credit Agreement.

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

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51 (FIN 46).  FIN 46 introduces the variable interest consolidation model, which determines control and consolidation based on potential variability in gains and losses of the entity being evaluated for consolidation.  The FASB delayed the effective date of FIN 46 for certain variable interest entities until the first interim reporting period after March 15, 2004 and we adopted FIN 46 on March 31, 2004.

We have determined that the unrelated third-party owner of WNAB-TV in Nashville is a variable interest entity (VIE) and that we are the primary beneficiary of the variable interests as a result of the terms of our outsourcing agreement, put options and call options. As a result, we were required to consolidate the assets and liabilities of WNAB-TV at their fair market values as of March 31, 2004.  The consolidated assets of WNAB-TV consist of broadcast licenses of $14.4 million, network affiliation of $3.0 million and property and equipment of $1.9 million.  We do not expect the consolidation of WNAB-TV to have a material impact on our results of operations.  We made payments to the unrelated third party owner of WNAB-TV of $0.4 million related to our outsourcing agreement for each of the three months ended March 31, 2004 and March 31, 2003.  On January 2, 2003, we made an $18.0 million non-refundable deposit against the purchase price of the put or call option on the non-license assets.  We believe that our maximum exposure to loss as a result of our involvement with WNAB-TV consists of the fees that we pay related to the outsourcing agreement as well as any payments that we would be required to make under the put options held by the current owner related to the license and non-license assets.  (See Note 2, Commitments and Contingencies, WNAB Options).

We have determined that Cunningham Broadcasting Corporation (Cunningham) is a VIE and that we are the primary beneficiary of the variable interests.  We already consolidate Cunningham; therefore, the implementation of FIN 46 did not have an effect on our financial statements with respect to our variable interest in Cunningham. We made LMA payments to Cunningham of $1.8 million and $1.1 million for the three months ended March 31, 2004 and 2003, respectively.  We received payments from Cunningham of $0.9 million and $0.1 million for the three months ended March 31, 2004 and 2003, respectively.  The creditors of Cunningham have no recourse with respect to us.  We believe that our maximum exposure to loss as a result of our involvement with Cunningham consists of the fees that we pay related to the LMA agreements as well as payments that we would make as a result of exercising our option to acquire Cunningham, which provides for an option exercise price based on a formula that provides a 10% annual return to Cunningham.  (See Note 2, Commitments and Contingencies).

We have determined that we have a variable interest in WTXL-TV as a result of the terms of the outsourcing agreement with the unrelated third party owner of WTXL-TV. However, we are not the primary beneficiary of the variable interests and; therefore, we are not required to consolidate WTXL-TV under the provisions of FIN 46.  We believe that we do not have a material exposure to loss as a result of our involvement with WTXL-TV.

Risk Factors

The following sections entitled Affiliation Agreements, Changes in the Rules on Television Ownership and Changes in Rules on Local Marketing Agreements represent an update to these Risk Factors as contained in our Form 10-K for the year ended December 31, 2003.

Affiliation Agreements

The NBC affiliation agreements with WICS/WICD-TV (Champaign/Springfield, Illinois) and WKEF-TV (Dayton, Ohio) expired on April 1, 2004.  We continue to program those stations as NBC affiliates without formal agreements.  On February 25, 2004, NBC informed us that they intend to terminate our affiliations with WKEF-TV (Dayton, Ohio) and WICS/WICD (Champaign/Springfield, Illinois) effective following the 2004 Summer Olympics and September 2005, respectively, in order to affiliate with another station in each of these markets.  We are currently engaged in discussions with ABC Television Network regarding affiliating with ABC in these two markets because the stations which are scheduled to acquire our NBC affiliations in Dayton and Champaign/Springfield are currently ABC affiliates.  As of March 31, 2004, the corresponding net book values of the affiliation agreements are $14.3 million and $10.1 million, respectively.

The affiliation agreements of three ABC stations (WEAR-TV in Pensacola, Florida, WCHS-TV in Charleston, West Virginia and WXLV-TV in Greensboro/Winston-Salem, North Carolina) have expired.  We continue to operate these stations as ABC affiliates and we do not believe ABC has any current plans to terminate the affiliation agreements with any of these stations although we can make no assurance that ABC will not do so.

The following affiliate agreements are scheduled to expire during 2004.  The ABC affiliate agreements with WLOS-TV and WSYX-TV are scheduled to expire on September 8, 2004.  The UPN affiliate agreements with WABM-TV, WMMP-TV, WCGV-TV, WUXP-TV and WRDC-TV are scheduled to expire on July 31, 2004.  The UPN affiliate agreement with WUPN-TV is scheduled to expire on June 30, 2004. The CBS affiliate agreements with KGAN-TV and WGME-TV are scheduled to expire on December 31, 2004.  We are currently engaged with ABC, CBS and UPN regarding continuing our network affiliations.

The non-renewal or termination of one or more of these or any of our other network affiliation agreements prevent us from being able to carry programming of the relevant network. This loss of programming would require us to obtain replacement programming, which may involve higher costs and which may not be as attractive to our target audiences, resulting in reduced revenues.  Upon the termination of any of the above affiliation agreements, we would be required to establish new affiliations with other networks or operate as an independent.  At such time, the remaining value of the network affiliation asset could become impaired and we would be required to write down the value of the asset.

Changes in Rules on Television Ownership

Congress recently passed a bill requiring the FCC to establish a national audience reach cap of 39% and President Bush signed the bill into law on January 23, 2004.  We reach approximately 24% of U.S. television households on an actual basis or under the FCC’s current method for calculating this limit, approximately 14%.  Additionally, the FCC’s ownership rules limit the number of television stations an entity can own or control in a local market.  Our ability to expand through the acquisition of additional stations is limited by these rules and this may prevent us from engaging in acquisitions that could increase our revenue or our operating margins.

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

Changes in Rules on Local Marketing Agreements

Certain of our stations have entered into what have commonly been referred to as local marketing agreements or LMAs.  One typical type of LMA is a programming agreement between two separately owned television stations serving the same market, whereby the licensee of one station programs substantial portions of the broadcast day and sells advertising time during such program segments on the other licensee’s station subject to the ultimate editorial and other controls being exercised by the latter licensee.  We believe these arrangements allow us to reduce our operating expenses and enhance profitability.  Although under the new FCC ownership rules, which have been stayed pending judicial review, we would be allowed to continue to program most of the stations with which we have an LMA, in the absence of a waiver, the new rules would require us to terminate or modify three of our LMAs in markets where both the stations we own and the station with which we have an LMA are ranked among the top four stations in their particular DMA.  The FCC’s new ownership rules include specific provisions permitting waivers of this “top four restriction.”  Although there can be no assurances, we have studied the application of the new rules to our markets and believe we are qualified for waivers.  Because the effectiveness of the new rules has been stayed and the FCC concluded the old rules could not be justified as necessary to the public interest, we have taken the position that an issue exists regarding whether the FCC has any current legal right to enforce any rules prohibiting the acquisition of television stations.  The FCC, however, recently denied our application to acquire certain LMA stations.

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

Interest Rate Risks

As of March 31, 2004, we held the following derivative instruments:

•                  An interest rate swap agreement with a financial institution that has a notional amount of $575 million, which expires on June 5, 2006.  In June 2003, we assigned $200 million of the notional amount to a second financial institution.  Both agreements expire on June 5, 2006.  These swap agreements require us to pay a fixed rate, which is set in the range of 6.25% to 7.00% and receive a floating rate based on the three month London Interbank Offered Rate (LIBOR) (measurement and settlement is performed quarterly).  These swap agreements are reflected as a derivative obligation based on their fair value of $54.2 million and $54.1 million as a component of other long-term liabilities in the accompanying consolidated balance sheets as of March 31, 2004 and December 31, 2003, respectively.  These swap agreements do not qualify for hedge accounting treatment under SFAS No. 133; therefore, changes in their fair market values are reflected currently in earnings as unrealized gain (loss) from derivative instruments.  We incurred an unrealized loss of $0.1 million for the quarter ended March 31, 2004 and an unrealized gain of $1.1 million during the quarter ended March 31, 2003, related to these instruments.  The instrument with a notional amount of $375 million contains a European style (that is, exercisable only on the expiration date) termination option and can be terminated partially or in full by the counterparty on June 3, 2004 and June 3, 2005 at its fair market value.   We estimate the fair market value of this agreement at March 31, 2004 to be $35.1 million based on a quotation from the counterparty and this amount is reflected as a component of other long-term liabilities on our consolidated balance sheet as of March 31, 2004.

•                  In March 2002, we entered into two interest rate swap agreements with notional amounts totaling $300 million which expire on March 15, 2012, for which we receive a fixed rate of 8% and pay a floating rate based on LIBOR (measurement and settlement is performed quarterly).  These swaps are accounted for as a hedge of our 8% Senior Subordinated Notes in accordance with SFAS No. 133 whereby changes in the fair market value of the swaps are reflected as adjustments to the carrying amount of the 8% Senior Subordinated Notes.  These swaps are reflected in the accompanying balance sheet as a derivative asset and as a premium on the 8% Senior Subordinated Notes based on their fair value of $25.5 million.

•                  In November 2003, we entered into two interest rate swap agreements with notional amounts totaling $100 million, which expire March 15, 2012, for which we receive a fixed rate of 8% and pay a floating rate based on LIBOR (measurement and settlement is performed quarterly).  These swaps are accounted for as a hedge of our 8% Senior Subordinated Notes in accordance with SFAS No. 133, whereby changes in the fair market value of the swaps are reflected as adjustments to the carrying amount of the 8% Senior Subordinated Notes.  These swaps are reflected on the accompanying balance sheet as a derivative asset and as a premium on the 8% Senior Subordinated Notes based on their fair value of $3.2 million.

The counterparties to these agreements are international financial institutions. We estimate the net fair value of these instruments at March 31, 2004 to be a liability of $25.5 million.  The fair value of the interest rate swap agreements is estimated by obtaining quotations from the financial institutions, which are a party to our derivative contracts. The fair value is an estimate of the net amount that we would pay on March 31, 2004 if we cancelled the contracts or transferred them to other parties.

ITEM 4.  CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of March 31, 2004.  In designing and evaluating the disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective.  Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2004, in providing reasonable assurance that material information required to be included in our periodic SEC reports is identified and communicated on a timely basis.

In addition, there were no significant changes in our internal control over financial reporting identified in connections with the evaluation that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES, AND USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

In the fall of 1999, the Board of Directors authorized the repurchase of equity securities in the amount of $300.0 million.  As of March 31, 2004, we have repurchased Class A common stock in the amount of $132.7 million, leaving $167.3 million for future repurchases.

ITEM 5.  OTHER INFORMATION

Nominating Committee.  Our Board of Directors does not have a standing nominating committee and there is no formal nominating committee charter, although the board has adopted a resolution addressing the director nominations process. Instead, the directors who are determined to be “independent” under the Nasdaq rules perform the functions of a nominating committee. The board believes it is appropriate not to maintain a standing nominating committee primarily because the relatively small number of independent directors on the Board makes it unnecessary to separate the nominating function into a committee structure.

Our independent directors are responsible for identifying and recommending nominees to the Board of Directors for membership on the Board.  The independent directors’ primary responsibilities in recommending nominees are to:  (1) establish criteria for the selection of new directors to become members of the Board, which criteria shall be approved by the board; (2) lead the search for and identify individuals qualified to become members of the Board and conduct the necessary and appropriate inquiries into the backgrounds and qualifications of possible nominees; (3) consider questions of independence and possible conflicts of interest of members of the Board and executive officers, and whether a candidate has special interests or a specific agenda that would impair his or her ability to effectively represent the interest of all stockholders; (4) consider recommendations for director nominees from current directors and executive officers, stockholders and other parties they deem appropriate; (5) have the authority to retain and terminate a search firm to identify director candidates at the Company’s expense, (6) determine each proposed nominee’s qualifications for service on the Board; (7) consult with the CEO and Chairman of the Board during the process of identifying director nominees; (8) identify and recommend annually, or as vacancies or newly created positions occur, director nominees for approval by the Board of Directors; and (9) review the composition and size of the Board in order to ensure that the Board is comprised of members reflecting the proper expertise, skills, attributes and personal and professional backgrounds for service as a director of our company.

The independent directors will consider nominees proposed by stockholders.  Although there is no formal policy regarding stockholder nominees, the board believes that stockholder nominees should be viewed in substantially the same manner as other nominees.  The consideration of any candidate for director will be based on an assessment of the individual’s background, skills and abilities, and if such characteristics qualify the individual to fulfill the needs of the board at that time.  To recommend a prospective nominee for consideration, stockholders should submit the candidate’s name, contact information, biographical material and qualifications in writing to Corporate Secretary, Sinclair Broadcast Group, Inc., 10706 Beaver Dam Road, Hunt Valley, Maryland 21030.

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

b)              Reports on Form 8-K

We furnished a report on Form 8-K dated February 5, 2004.  Such filing included our press release (dated February 5, 2004) titled Sinclair Reports Fourth Quarter 2003 results.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on the 6th day of May 2004.

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