Form 10-Q
period 2004-06-30
SINCLAIR BROADCAST GROUP INC
filed 2004-08-06
CIK 912752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

As of August 2, 2004, there were 45,820,286 shares of Class A Common Stock, $.01 par value; 39,606,995 shares of Class B Common Stock, $.01 par value; and 3,387,033 shares of Series D Preferred Stock, $.01 par value, convertible into 7,423,634 shares of Class A Common Stock at a conversion price of $22.813 per share; of the Registrant issued and outstanding.

SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2004

PART I.  FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,379	$28,730
Accounts receivable, net of allowance for doubtful accounts of $4,728 and $4,809	141,636	139,761
Current portion of program contract costs	35,209	61,053
Taxes receivable	139	1,952
Prepaid expenses and other current assets	16,842	14,091
Deferred barter costs	3,449	2,763
Deferred tax assets	12,441	12,443
Total current assets	217,095	260,793

PROGRAM CONTRACT COSTS, less current portion	21,846	34,218
LOANS TO AFFILIATES	11	1,381
PROPERTY AND EQUIPMENT, net	356,941	355,817
OTHER ASSETS	84,069	106,749
GOODWILL	1,118,534	1,118,534
BROADCAST LICENSES	443,900	429,507
DEFINITE-LIVED INTANGIBLE ASSETS, net	251,514	257,583
Total Assets	$2,493,910	$2,564,582

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,152	$8,301
Accrued liabilities	74,062	70,609
Notes payable, capital leases and commercial bank financing - current portion	38,703	38,986
Notes and capital leases payable to affiliates - current portion	4,666	3,296
Current portion of program contracts payable	107,380	120,873
Deferred barter revenues	3,623	3,153
Total current liabilities	234,586	245,218
LONG-TERM LIABILITIES:
Notes payable, capital leases and commercial bank financing, less current portion	1,632,557	1,664,534
Notes and capital leases payable to affiliates, less current portion	22,180	25,641
Program contracts payable, less current portion	60,422	92,299
Deferred tax liabilities	204,361	190,614
Other long-term liabilities	95,543	114,705
Total liabilities	2,249,649	2,333,011
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES	3,339	2,566
STOCKHOLDERS’ EQUITY:
Series D Preferred Stock, $0.01 par value, 3,450,000 shares authorized, 3,387,033 and 3,450,000 issued and outstanding, liquidation preference of $169,351,650 and $172,500,000, respectively	34	35
Class A Common Stock, $0.01 par value, 500,000,000 shares authorized and 46,022,909 and 44,598,278 shares issued and outstanding, respectively	460	446
Class B Common Stock, $0.01 par value, 140,000,000 shares authorized and 39,606,995 and 41,213,653 shares issued and outstanding, respectively	396	412
Additional paid-in capital	758,177	762,720
Deferred compensation	(10)	(132)
Accumulated deficit	(518,135)	(533,916)
Accumulated other comprehensive loss	—	(560)
Total stockholders’ equity	240,922	229,005
Total Liabilities and Stockholders’ Equity	$2,493,910	$2,564,582

The accompanying notes are an integral part of these unaudited consolidated statements.

SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
REVENUES:
Station broadcast revenues, net of agency commissions	$179,944	$174,916	$338,244	$327,397
Revenues realized from station barter arrangements	17,140	16,387	31,329	30,504
Other operating divisions revenue	3,930	4,472	7,934	8,551
Total revenues	201,014	195,775	377,507	366,452
OPERATING EXPENSES:
Station production expenses	39,483	37,923	79,096	75,680
Station selling, general and administrative expenses	41,693	37,018	80,796	71,808
Expenses recognized from station barter arrangements	15,814	15,372	28,978	28,277
Amortization of program contract costs and net realizable value adjustments	22,478	23,859	49,039	52,549
Stock-based compensation expense	451	504	981	1,096
Other operating divisions expenses	4,832	4,218	9,150	9,439
Depreciation and amortization of property and equipment	13,050	11,509	25,499	22,607
Corporate general and administrative expenses	5,344	5,030	10,936	9,783
Amortization of definite-lived intangible assets and other assets	4,805	4,812	9,610	9,669
Total operating expenses	147,950	140,245	294,085	280,908
Operating income	53,064	55,530	83,422	85,544
OTHER INCOME (EXPENSE):
Interest expense and amortization of debt discount and deferred financing costs	(32,686)	(31,570)	(65,217)	(61,372)
Subsidiary trust minority interest expense	—	(5,273)	—	(11,246)
Interest income	46	237	117	405
Loss on sale of assets	(14)	(367)	(33)	(387)
Unrealized gain (loss) from derivative instrument	19,069	(2,218)	18,974	(1,147)
Loss from extinguishment of securities	(2,453)	(15,187)	(2,453)	(15,187)
Income from equity investments	858	662	3,379	847
Other income	225	422	389	788
Total other income and expense	(14,955)	(53,294)	(44,844)	(87,299)
Income (loss) before income taxes	38,109	2,236	38,578	(1,755)
INCOME TAX (PROVISION) BENEFIT	(15,298)	(1,566)	(15,478)	1,077
NET INCOME (LOSS)	22,811	670	23,100	(678)
PREFERRED STOCK DIVIDENDS	2,579	2,587	5,167	5,175
NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$20,232	$(1,917)	$17,933	$(5,853)
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$0.24	$(0.02)	$0.21	$(0.07)
Weighted average common shares outstanding	85,630	85,604	85,946	85,602
Weighted average common and common equivalent shares outstanding	85,936	85,758	86,331	85,710

The accompanying notes are an integral part of these unaudited consolidated statements

SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2004

(in thousands) (Unaudited)

	Series D Preferred Stock	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Deferred Compensation	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
BALANCE, December 31, 2003	$35	$446	$412	$762,720	$(132)	$(533,916)	$(560)	$229,005
Dividends declared on Common Stock	—	—	—	—	—	(2,152)	—	(2,152)
Dividends paid on Series D Preferred Stock	—	—	—	—	—	(5,167)	—	(5,167)
Class A Common Stock issued pursuant to employee benefit plans and stock options exercised	—	3	—	3,102	—	—	—	3,105
Class B Common Stock converted to Class A Common Stock	—	16	(16)	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	122	—	—	122
Repurchase of 454,455 shares of Class A Common Stock		(5)		(4,934)				(4,939)
Repurchase of Series D Preferred Stock	(1)			(2,711)				(2,712)
Net income	—	—	—	—	—	23,100	—	23,100
Other comprehensive income:
Amortization of derivative instruments, net of tax provision of $304	—	—	—	—	—	—	560	560
Comprehensive income								23,660
BALANCE, June 30, 2004	$34	$460	$396	$758,177	$(10)	$(518,135)	$—	$240,922

The accompanying notes are an integral part of these unaudited consolidated statements.

SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands) (Unaudited)

	Six Months Ended June 30,
	2004	2003
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income (loss)	$23,100	$(678)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Amortization of debt premium	(541)	(297)
Depreciation and amortization of property and equipment	25,499	22,607
Recognition of deferred revenue	(2,464)	(2,471)
Accretion of capital leases	355	373
Income from equity investments	(3,379)	(847)
Loss on sale of property	33	387
Amortization of deferred compensation	122	261
Unrealized (gain) loss from derivative instruments	(18,974)	1,147
Amortization of definite-lived intangible assets and other assets	9,610	9,669
Amortization of program contract costs and net realizable value adjustments	49,039	52,549
Amortization of deferred financing costs	1,527	1,508
Extinguishment of debt, non-cash portion	1,285	3,705
Amortization of derivative instruments	829	829
Deferred tax provision (benefit) related to operations	14,663	(1,568)
Net effect of change in deferred barter revenues and deferred barter costs	(200)	(96)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Increase (decrease) in minority interest	194	(80)
(Increase) decrease in receivables, net	(1,892)	10,243
Decrease in taxes receivable	1,813	37,585
(Increase) decrease in prepaid expenses and other current assets	(2,344)	6,965
Decrease in other long term assets	276	2,562
Increase (decrease) in accounts payable and accrued liabilities	609	(7,913)
Decrease in other long-term liabilities	(1,103)	(751)
Dividends from equity method investees	1,000	—
Payments on program contracts payable	(56,449)	(53,653)
Net cash flows from operating activities	42,608	82,036
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(25,716)	(37,045)
Consolidation of variable interest entity	239	—
Payment for acquisition of television station licenses and related assets	—	(18,000)
Distributions from investments	37	288
Contributions in investments	(3,843)	(4,241)
Proceeds from sale of property	17	138
Loans to affiliates	(585)	(585)
Proceeds from loans to affiliates	2,008	388
Net cash flows used in investing activities	(27,843)	(59,057)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from commercial bank financing and notes payable	469,000	316,336
Repayments of notes payable, commercial bank financing and capital leases	(491,400)	(113,000)
Redemption of High Yield Trust Originated Preferred Securities	—	(200,000)
Repurchase of Series D Preferred Stock	(2,712)	—
Repurchases of Class A Common Stock	(3,934)	(1,544)
Proceeds from exercise of stock options	1,152	283
Payments for deferred financing costs	(805)	(6,846)
Dividends paid on Series D Preferred Stock	(5,167)	(5,175)
Repayments of notes and capital leases to affiliates	(2,250)	(2,122)
Net cash flows used in financing activities	(36,116)	(12,068)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(21,351)	10,911
CASH AND CASH EQUIVALENTS, beginning of period	28,730	5,327
CASH AND CASH EQUIVALENTS, end of period	$7,379	$16,238

The accompanying notes are an integral part of these unaudited consolidated statements

SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Sinclair Broadcast Group, Inc. and all of its consolidated subsidiaries.  We own and operate, provide sales services or provide programming and operating services pursuant to local marketing agreements (LMAs) to 62 television stations in 39 markets throughout the United States.  The financial statements of Cunningham Broadcasting Corporation, Acrodyne Communications, Inc. and G1440, Inc. are consolidated for the three and six months ended June 30, 2004 and 2003.  The financial statements for the unrelated third party owner of WNAB-TV in Nashville, Tennessee, a variable interest entity for which we are the primary beneficiary, are consolidated as of March 31, 2004.  (See Recent Accounting Pronouncements below).

Interim Financial Statements

The consolidated financial statements for the three and six months ended June 30, 2004 and 2003 are unaudited.  However, in the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial position and results of operations, and cash flows for these periods.

As permitted under the applicable rules and regulations of the Securities and Exchange Commission, these financial statements do not include all disclosures normally included with audited consolidated financial statements and, accordingly, should be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 2003 and for the year then ended.  The results of operations presented in the accompanying financial statements are not necessarily representative of operations for an entire year.

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

We have determined that the unrelated third-party owner of WNAB-TV in Nashville is a variable interest entity (VIE) and that we are the primary beneficiary of the variable interests as a result of the terms of our outsourcing agreement, put options and call options. As a result, we were required to consolidate the assets and liabilities of WNAB-TV at their fair market values as of March 31, 2004.  The consolidated assets of WNAB-TV consist of broadcast licenses of $14.4 million, network affiliation of $3.0 million and property and equipment of $1.9 million.  The consolidation of WNAB-TV did not have a material impact on our results of operations.  We made payments to the unrelated third-party owner of WNAB-TV of $0.4 million related to our outsourcing agreement for the three months ended June 30, 2004 and 2003, respectively.  We made payments to the unrelated third-party owner of WNAB-TV of $0.8 million related to our outsourcing agreement for the six months ended June 30, 2004 and 2003, respectively.  On January 2, 2003, we made an $18.0 million non-refundable deposit against the purchase price of the put or call option on the non-license assets.  We believe that our maximum exposure to loss as a result of our involvement with WNAB-TV consists of the fees that we pay related to the outsourcing agreement as well as any payments that we would be required to make under the put options held by the current owner related to the license and non-license assets.  (See Note 2, Commitments and Contingencies, WNAB Options).

We have determined that Cunningham Broadcasting Corporation (Cunningham) is a VIE and that we are the primary beneficiary of the variable interests.  We have been consolidating Cunningham’s financial statements since February 1, 2002; therefore, the implementation of FIN 46 did not have an effect on our financial statements with respect to our variable interest in Cunningham. We made LMA payments to Cunningham of $1.6 million and $1.4 million for the three months ended June 30, 2004 and 2003, respectively.  We made LMA payments to Cunningham of $3.4 million and $2.5 million for the six months ended June 30, 2004 and 2003, respectively.  We received payments from Cunningham of $405 thousand and $45 thousand for the three months ended June 30, 2004 and 2003, respectively.  We received payments from Cunningham of $1.3 million and $0.1 million for the six months ended June 30, 2004 and 2003, respectively.  The creditors of Cunningham have no recourse with respect to us.  We believe that our maximum exposure to loss as a result of our involvement with Cunningham consists of the fees that we pay related to the LMA agreements as well as payments that we would make as a result of exercising our option to acquire Cunningham, which provides for an option exercise price based on a formula that provides a 10% annual return to Cunningham.

We have determined that we have a variable interest in WTXL-TV in Tallahassee, Florida as a result of the terms of the outsourcing agreement with the unrelated third-party owner of WTXL-TV. However, we are not the primary beneficiary of the variable interests, and therefore, we are not required to consolidate WTXL-TV under the provisions of FIN 46. We believe that we do not have a material exposure to loss as a result of our involvement with WTXL-TV.

Pro Forma Information Related To Stock-Based Compensation

As permitted under SFAS No. 123, Accounting for Stock-Based Compensation, we measure compensation expense for our stock-based employee compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and provide pro forma disclosures of income (loss) and income (loss) per share as if the fair value-based method prescribed by SFAS No. 123 had been applied in measuring compensation expense.

Had compensation expense for our 2004, 2003 and prior year grants for stock-based compensation plans been determined consistent with SFAS No. 123, our net income (loss) available to common shareholders for these three and six month periods would approximate the pro forma amounts below (in thousands, except per share data):

	Three Months Ended June 30, 2004		Three Months Ended June 30, 2003
	As Reported	Pro Forma	As Reported	Pro Forma
Net income (loss) available to common shareholders	$20,232	$19,532	$(1,917)	$(3,610)
Basic and diluted net income (loss) per common share	$0.24	$0.23	$(0.02)	$(0.04)

	Six Months Ended June 30, 2004		Six Months Ended June 30, 2003
	As Reported	Pro Forma	As Reported	Pro Forma
Net income (loss) available to common shareholders	$17,933	$15,963	$(5,853)	$(9,396)
Basic and diluted net income (loss) per common share	$0.21	$0.19	$(0.07)	$(0.11)

We have computed for pro forma disclosure purposes the value of all options granted during the three and six months ended June 30, 2004 and 2003, respectively, using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Risk-free interest rate	3.12%	2.80%	3.07%	2.85%
Expected lives	5 years	5 years	5 years	5 years
Expected volatility	44%	51%	44%	51%
Weighted average fair value	$5.46	$4.22	$5.68	$4.41

Adjustments are made for options forfeited prior to vesting.

Acquisitions

On March 31, 2004, we acquired the television broadcast license for WFGX-TV in Pensacola, Florida, which we had previously operated pursuant to a local marketing agreement.  The consideration for the broadcast license assets was $0.5 million which was paid in two installments, one in February 1996 and the other in January 1999.

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

Operating Leases

As of June 30, 2004, we had an outstanding letter of credit of $0.9 million under our revolving credit facility.  The letter of credit acts as a guarantee of lease payments for the property occupied by WTTA-TV in Tampa, Florida pursuant to the terms and conditions of the lease agreement.

Affiliation Agreements

Sixty of the 62 television stations that we own and operate, or to which we provide programming services or sales services, currently operate as affiliates of FOX (20 stations), WB (19 stations), ABC (8 stations), NBC (4 stations), UPN (6 stations) and CBS (3 stations).  The remaining two stations are independent.  The networks produce and distribute programming in exchange for each station’s commitment to air the programming at specified times and for commercial announcement time during the programming.

During July 2004, we entered into an affiliation agreement with ABC for WKEF-TV in Dayton, Ohio.  WKEF-TV (channel 22) will switch from its current NBC network affiliation to the ABC Television Network beginning August 30, 2004, after the Summer Olympics conclude.  WKEF-TV’s current syndicated and local news programming will continue to be aired on channel 22.  As of June 30, 2004, the corresponding net book value of the affiliation agreement was $14.2 million.  We are currently assessing the impact of this change in network affiliation on our financial position, consolidated results of operations and consolidated cash flows.

The NBC affiliation agreement with WICS/WICD-TV in Champaign/Springfield, Illinois expired on April 1, 2004.  We continue to program this station as an NBC affiliate without a formal agreement.  On February 25, 2004, NBC informed us that they intend to terminate our affiliation with WICS/WICD effective September 2005 in order to affiliate with another station in that market.  We are currently engaged in discussions with ABC Television Network regarding affiliating with ABC in that market because the station which is scheduled to acquire our NBC affiliation is currently the ABC affiliate in Champaign/Springfield.  As of June 30, 2004, the corresponding net book value of the affiliation agreement was $10.0 million.

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

The following affiliate agreements are scheduled to expire during 2004.  The ABC affiliate agreements with WLOS-TV in Asheville, North Carolina and WSYX-TV in Columbus, Ohio are scheduled to expire on September 8, 2004.  In order to allow us and UPN to continue good faith negotiations regarding their affiliation agreements, the UPN affiliate agreements for WRDC-TV in Raleigh, North Carolina, WUXP-TV in Nashville, Tennessee, WCGV-TV in Milwaukee, Wisconsin, WABM-TV in Birmingham, Alabama, WUPN-TV in Greensboro/Winston-Salem, North Carolina and WMMP-TV in Charleston, South Carolina, which expired on July 31, 2004, were extended through September 15, 2004.  Certain terms of these agreements were modified and we are assessing the impact these modifications may have on our financial position, consolidated results of operations and consolidated cash flows.  As of June 30, 2004, the net book value of these UPN agreements was $4.2 million.  The CBS affiliate agreements with KGAN-TV in Cedar Rapids, Iowa and WGME-TV in Portland, Maine are scheduled to expire on December 31, 2004.  We are currently engaged in negotiations with ABC, UPN and CBS regarding continuing our network affiliation agreements.

The non-renewal or termination of one or more of these or any of our other network affiliation agreements would prevent us from being able to carry programming of the relevant network. This loss of programming would require us to obtain replacement programming, which may involve higher costs and which may not be as attractive to our target audiences, resulting in reduced revenues.  Upon the termination of any of the above affiliation agreements, we would be required to establish new affiliation agreements with other networks or operate as an independent station.  At such time, the remaining value of the network affiliation asset could become impaired and we would be required to write down the value of the asset.

Changes in the Rules on Television Ownership and Local Marketing Agreements

Certain of our stations have entered into what have commonly been referred to as local marketing agreements or LMAs.  One typical type of LMA is a programming agreement between two separately owned television stations serving the same market, whereby the licensee of one station programs substantial portions of the broadcast day and sells advertising time during such program segments on the other licensee’s station subject to the ultimate editorial and other controls being exercised by the latter licensee.  We believe these arrangements allow us to reduce our operating expenses and enhance profitability.  Under the new FCC ownership rules, which have been stayed and are on remand to the FCC, we would be allowed to continue to program most of the stations with which we have an LMA.  In the absence of a waiver, the new rules would require us to terminate or modify three of our LMAs in markets where both the stations we own and the station with which we have an LMA are ranked among the top four stations in their particular designated market area.  The FCC’s new ownership rules include specific provisions permitting waivers of this “top four restriction.”  Although there can be no assurances, we have studied the application of the new rules to our markets and believe we are qualified for waivers.  Because the new ownership rules have been remanded, it is not clear if we will be required to terminate or modify our LMAs in markets where we have such arrangements.

Because the effectiveness of the new rules has been stayed and the FCC concluded the old rules could not be justified as necessary to the public interest, we have taken the position that an issue exists regarding whether the FCC has any current legal right to enforce any rules prohibiting the acquisition of television stations.  The FCC, however, dismissed our applications to acquire certain LMA stations.  We filed an application for review of that decision, which is still pending.

If we are required by the FCC to terminate or modify our LMAs, our business could be affected in the following ways:

•                  Losses on investments.  As part of our LMA arrangements, we own the non-license assets used by the stations with which we have LMAs.  If certain of these LMA arrangements are no longer permitted, we would be forced to sell these assets, restructure our agreements or find another use for them.  If this happens, the market for such assets may not be as good as when we purchased them and we would need to sell the assets to the owner or purchaser of the related license assets.  Therefore, we cannot be certain we will recoup our investments.

•                  Termination penalties.  If the FCC requires us to modify or terminate our existing LMAs before the terms of the LMAs expire, or under certain circumstances, we elect not to extend the term of the LMAs, we may be forced to pay termination penalties under the terms of some of our LMAs.  Any such termination penalty could be material.

WNAB Options

We have entered into an agreement with a third party to purchase certain license and non-license television broadcast assets of WNAB-TV at our option (the call option) and additionally, the third party may require us to purchase these license and non-license broadcast assets at the option of the third party (the put option).  On January 2, 2003, we made an $18 million non-refundable deposit against the purchase price of the put or call option on the non-license assets in return for a reduction of $0.1 million in our monthly profit sharing arrangements.  Upon exercise, we may settle the call or put options entirely in cash or, at our option, we may pay up to one-half of the purchase price by issuing additional shares of our Class A common stock. The call and put option exercise prices vary depending upon the exercise dates and have been adjusted for the deposit. The license asset call option exercise price is $5.0 million prior to March 31, 2005, $5.6 million from March 31, 2005 until March 31, 2006 and $6.2 million from March 31, 2006 through its expiration on May 1, 2007. The non-license asset call option exercise price is $8.3 million prior to March 31, 2005, $12.6 million from March 31, 2005 until March 31, 2006 and $16.0 million from March 31, 2006 through its expiration on May 1, 2007. The license asset put option price is $5.4 million from July 1, 2005 to July 31, 2005, $5.9 million from July 1, 2006 to July 31, 2006 and $6.3 million from July 1, 2007 through its expiration on July 31, 2007. The non-license asset put option price is $7.9 million from July 1, 2005 to July 31, 2005, $12.4 million from July 1, 2006 to July 31, 2006 and $16.0 million from July 1, 2007 through its expiration on July 31, 2007.

3.              SUPPLEMENTAL CASH FLOW INFORMATION (in thousands):

During the six months ended June 30, 2004 and 2003, our supplemental cash flow information was as follows:

	Six Months Ended June 30,
	2004	2003
Capital lease obligations incurred	$—	$2,699
Income taxes paid from continuing operations	$1,291	$1,503
Income taxes paid related to sale of discontinued operations	$256	$339
Income tax refunds received	$1,326	$38,273
Subsidiary trust minority interest payments	$—	$10,979
Interest payments	$65,522	$62,211
Payments related to extinguishment of debt	$1,168	$11,482

4.              EARNINGS (LOSS) PER SHARE:

Basic earnings (loss) per share (EPS) is calculated using the weighted average number of shares outstanding during the period.  Diluted earnings (loss) per share (diluted EPS) includes the potentially dilutive effect, if any, which would occur if outstanding options to purchase common stock were exercised using the treasury stock method.  Stock options to exercise 0.3 million incremental shares of common stock were outstanding during the quarter ended June 30, 2004.  Stock options to exercise 0.2 million incremental shares of common stock were outstanding during the quarter ended June 30, 2003, but were not included in the computation of diluted EPS as the effect would be anti-dilutive.  Stock options to exercise 0.4 million incremental shares of common stock were outstanding during the six months ended June 30, 2004.  Stock options to exercise 0.1 million incremental shares of common stock were outstanding during the six months ended June 30, 2003, but were not included in the computation of Diluted EPS as the effect would be anti-dilutive.  The remaining options to purchase shares of common stock that were outstanding during the three and six months ended June 30, 2004 and June 30, 2003 were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares.

5.              2002 BANK CREDIT AGREEMENT AMENDMENT:

On June 25, 2004, we amended and restated our Bank Credit Agreement (the 2002 Bank Credit Agreement), lowering our annual interest rate.  As part of the amendment, we fully redeemed our $460.9 million Term Loan B Facility with new, lower priced, $150.0 million Term Loan A and $250.0 million Term Loan C Facilities.  The Term Loan A Facility is repayable in quarterly installments, amortizing 1.25% per quarter, commencing March 31, 2005 and continuing through its maturity on June 30, 2009.   The Term Loan C Facility is repayable in quarterly installments, amortizing 0.25% per quarter, commencing March 31, 2005 through its maturity on December 31, 2009.  We did not make any changes to the terms of our $225 million Revolving Credit Facility commitment, of which $65.0 million was outstanding as of June 30, 2004.

The applicable interest rate on the Term Loan A Facility is LIBOR plus 1.75% with step-downs tied to a leverage grid.  The applicable interest rate on the Term Loan C Facility is LIBOR plus 1.75%.

As a result of amending the 2002 Bank Credit Agreement, we incurred debt acquisition costs of $1.8 million and recognized a loss of $2.5 million.  The loss represents the write-off of certain debt acquisition costs associated with indebtedness replaced by the new facilities.  The loss was computed based on the guidance provided by EITF No. 96-19.

6.              DERIVATIVE INSTRUMENTS:

We enter into derivative instruments primarily to reduce the impact of changing interest rates on our floating rate debt and to reduce the impact of changing fair market values of our fixed rate debt.  As of June 30, 2004, we held the following derivative instruments:

•                  An interest rate swap agreement with a financial institution that has a notional amount of $575 million, which expires on June 5, 2006.  In June 2003, we assigned $200 million of the notional amount to a second financial institution.  Both agreements expire on June 5, 2006.  These swap agreements require us to pay a fixed rate, which is set in the range of 6.25% to 7.00% and receive a floating rate based on the three month London Interbank Offered Rate (LIBOR) (measurement and settlement is performed quarterly).  These swap agreements are reflected as a derivative obligation based on their fair value of $35.0 million and $54.1 million as a component of other long-term liabilities in the accompanying consolidated balance sheets as of June 30, 2004 and December 31, 2003, respectively.  These swap agreements do not qualify for hedge accounting treatment under SFAS No. 133; therefore, changes in their fair market values are reflected currently in earnings as unrealized gain (loss) from derivative instruments.  We incurred an unrealized gain of $19.1 million for the quarter ended June 30, 2004 and an unrealized loss of $2.2 million during the quarter ended June 30, 2003, related to these instruments.  The instrument with a notional amount of $375 million contains a European style (that is, exercisable only on the expiration date) termination option and can be terminated partially or in full by the counterparty on June 3, 2005 at its fair market value.   We estimate the fair market value of this agreement at June 30, 2004 to be $22.7 million based on a quotation from the counterparty and this amount is reflected as a component of other long-term liabilities on our consolidated balance sheet as of June 30, 2004.

•                  In March 2002, we entered into two interest rate swap agreements with notional amounts totaling $300 million which expire on March 15, 2012, for which we receive a fixed rate of 8% and pay a floating rate based on LIBOR (measurement and settlement is performed quarterly).  These swaps are accounted for as a hedge of our 8% Senior Subordinated Notes in accordance with SFAS No. 133 whereby changes in the fair market value of the swaps are reflected as adjustments to the carrying amount of the 8% Senior Subordinated Notes.  These swaps are reflected in the accompanying balance sheet as a derivative asset and as a premium on the 8% Senior Subordinated Notes based on their fair value of $11.1 million.

•                  In November 2003, we entered into two interest rate swap agreements with notional amounts totaling $100 million, which expire March 15, 2012, for which we receive a fixed rate of 8% and pay a floating rate based on LIBOR (measurement and settlement is performed quarterly).  These swaps are accounted for as a hedge of our 8% Senior Subordinated Notes in accordance with SFAS No. 133, whereby changes in the fair market value of the swaps are reflected as adjustments to the carrying amount of the 8% Senior Subordinated Notes.  These swaps are reflected on the accompanying balance sheet as a derivative liability and as a discount on the 8% Senior Subordinated Notes based on their fair value of $2.0 million.

The counterparties to these agreements are international financial institutions. We estimate the net fair value of these instruments at June 30, 2004 to be a liability of $26.0 million.  The fair value of the interest rate swap agreements is estimated by obtaining quotations from the financial institutions, which are a party to our derivative contracts. The fair value is an estimate of the net amount that we would pay on June 30, 2004 if we cancelled the contracts or transferred them to other parties.

7.     CONDENSED CONSOLIDATING FINANCIAL STATEMENTS:

Sinclair Television Group, Inc. (STG) is a 100% owned subsidiary of Sinclair Broadcast Group, Inc. that was created in 2003.  On September 30, 2003, we completed the creation of a modified holding company structure, whereby we transferred substantially all of our television broadcast assets and liabilities to STG. As such, STG has become the primary obligor under our 2002 Bank Credit Agreement, the 8.75% Senior Subordinated Notes due 2011 and the 8% Senior Subordinated Notes due 2012.  Our class A Common Stock, class B Common Stock, Series D Convertible Exchangeable Preferred Stock and the 4.875% Convertible Senior Subordinated Notes remain at Sinclair Broadcast Group, Inc. and are not obligations or securities of STG.

Sinclair Broadcast Group, Inc. and KDSM, LLC, a 100% owned subsidiary of Sinclair Broadcast Group, Inc., have fully and unconditionally guaranteed all of STG’s obligations.  Those guarantees are joint and several.  There are no significant restrictions on the ability of Sinclair Broadcast Group, Inc., STG or KDSM, LLC to obtain funds from their subsidiaries in the form of dividends or loans.

Although the modified holding company structure using STG was created on September 30, 2003, we have presented balance sheets, statements of operations and cash flows as if STG was in existence in prior periods.

The following condensed consolidating financial statements present the results of operations, financial position and cash flows of Sinclair Broadcast Group, Inc., STG, KDSM LLC, the direct and indirect non-guarantor subsidiaries of Sinclair Broadcast Group, Inc. and the eliminations necessary to arrive at our information on a consolidated basis.

BALANCE SHEET
AS OF JUNE 30, 2004

(in thousands) (unaudited)

		Guarantor Subsidiaries
	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Cash	$—	$5,027	$28	$2,324	$—	$7,379
Accounts receivable	135	136,803	1,128	3,570	—	141,636
Other current assets	6,004	60,514	444	5,122	(4,004)	68,080
Total current assets	6,139	202,344	1,600	11,016	(4,004)	217,095

Property and equipment, net	11,149	337,153	5,342	3,297	—	356,941

Investment in consolidated subsidiaries	342,131	—	—	—	(342,131)	—
Other long-term assets	52,800	54,182	258	11,743	(13,057)	105,926
Total other long-term assets	394,931	54,182	258	11,743	(355,188)	105,926

Acquired intangible assets	—	1,760,454	5,831	47,663	—	1,813,948

Total Assets	$412,219	$2,354,133	$13,031	$73,719	$(359,192)	$2,493,910

Accounts payable and accrued liabilities	$9,497	$67,409	$430	$6,882	$(4,004)	$80,214
Current portion of long-term debt	2,091	7,778	—	33,500	—	43,369
Other current liabilities	—	108,369	1,452	1,182	—	111,003
Total current liabilities	11,588	183,556	1,882	41,564	(4,004)	234,586
Long-term debt	159,709	1,492,770	2,258	—	—	1,654,737
Other liabilities	—	370,224	679	5,819	(13,057)	363,665
Total liabilities	171,297	2,046,550	4,819	47,383	(17,061)	2,252,988

Preferred stock	34	—	—	—	—	34
Common stock	856	—	—	—	—	856
Additional paid-in capital	758,167	609,237	20,885	64,049	(694,171)	758,167
Accumulated deficit	(518,135)	(301,654)	(12,673)	(37,713)	352,040	(518,135)
Total shareholders’ equity	240,922	307,583	8,212	26,336	(342,131)	240,922
Total Liabilities and Shareholders’ Equity	$412,219	$2,354,133	$13,031	$73,719	$(359,192)	$2,493,910

BALANCE SHEET

AS OF DECEMBER 31, 2003

(in thousands)

		Guarantor Subsidiaries
	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Cash	$—	$25,440	$44	$3,246	$—	$28,730
Accounts receivable	521	136,300	1,502	1,438	—	139,761
Other current assets	1,605	83,557	878	6,487	(225)	92,302
Total current assets	2,126	245,297	2,424	11,171	(225)	260,793

Property and equipment, net	11,772	336,636	5,520	1,889	—	355,817

Investment in consolidated subsidiaries	332,374	—	—	—	(332,374)	—
Other long-term assets	53,219	95,040	281	6,106	(12,298)	142,348
Total other long-term assets	385,593	95,040	281	6,106	(344,672)	142,348

Acquired intangible assets	—	1,769,434	5,913	30,277	—	1,805,624

Total Assets	$399,491	$2,446,407	$14,138	$49,443	$(344,897)	$2,564,582

Accounts payable and accrued liabilities	$7,196	$65,567	$506	$5,868	$(227)	$78,910
Current portion of long-term debt	1,117	6,165	—	35,000	—	42,282
Other current liabilities	—	122,184	1,842	—	—	124,026
Total current liabilities	8,313	193,916	2,348	40,868	(227)	245,218
Long-term debt	161,613	1,526,329	2,233	—	—	1,690,175
Other liabilities	—	407,505	1,024	3,953	(12,298)	400,184
Total liabilities	169,926	2,127,750	5,605	44,821	(12,525)	2,335,577

Preferred stock	35	—	—	—	—	35
Common stock	858	—	—	—	—	858
Additional paid-in capital	762,588	655,036	21,542	38,475	(715,053)	762,588
Accumulated deficit	(533,916)	(335,819)	(13,009)	(33,853)	382,681	(533,916)
Other comprehensive loss	—	(560)	—	—	—	(560)
Total shareholders’ equity	229,565	318,657	8,533	4,622	(332,372)	229,005
Total Liabilities and Shareholders’ Equity	$399,491	$2,446,407	$14,138	$49,443	$(344,897)	$2,564,582

STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2004

(in thousands) (unaudited)

		Guarantor Subsidiaries
	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Net revenue	$—	$194,955	$1,938	$4,121	$—	$201,014

Program and production	—	39,076	407	—	—	39,483
Selling, general and administrative	3,800	42,065	610	562	—	47,037
Depreciation, amortization and other operating expenses	549	55,202	512	5,167	—	61,430
Total operating expenses	4,349	136,343	1,529	5,729	—	147,950

Operating (loss) income	(4,349)	58,612	409	(1,608)	—	53,064

Equity in earnings of subsidiaries	27,522	—	—	—	(27,522)	—
Interest income	2	38	—	6	—	46
Interest expense	(2,156)	(30,017)	(65)	(448)	—	(32,686)
Other income (expense)	1,341	16,790	(46)	(400)	—	17,685
Total other income (expense)	26,709	(13,189)	(111)	(842)	(27,522)	(14,955)

Income tax benefit (provision)	451	(15,757)	—	8	—	(15,298)
Net income (loss)	$22,811	$29,666	$298	$(2,442)	$(27,522)	$22,811

STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2004
(in thousands) (unaudited)

		Guarantor Subsidiaries
	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Net revenue	$—	$365,779	$3,794	$7,934	$—	$377,507

Program and production	—	78,285	811	—	—	79,096
Selling, general and administrative	7,747	81,477	1,237	1,271	—	91,732
Depreciation, amortization and other operating expenses	1,229	110,859	1,350	9,819	—	123,257
Total operating expenses	8,976	270,621	3,398	11,090	—	294,085

Operating (loss) income	(8,976)	95,158	396	(3,156)	—	83,422

Equity in earnings of subsidiaries	30,325	—	—	—	(30,325)	—
Interest income	13	98	—	6	—	117
Interest expense	(4,343)	(59,785)	(129)	(960)	—	(65,217)
Other income (expense)	4,251	16,685	71	(751)	—	20,256
Total other income (expense)	30,246	(43,002)	(58)	(1,705)	(30,325)	(44,844)

Income tax benefit (provision)	1,830	(18,306)	—	998	—	(15,478)
Net income (loss)	$23,100	$33,850	$338	$(3,863)	$(30,325)	$23,100

PRO FORMA STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2003

(in thousands) (unaudited)

		Guarantor Subsidiaries
	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Net revenue	$—	$189,253	$2,050	$4,472	$—	$195,775

Program and production	—	37,519	404	—	—	37,923
Selling, general and administrative	4,042	36,942	623	441	—	42,048
Depreciation, amortization and other operating expenses	682	54,141	876	4,575	—	60,274
Total operating expenses	4,724	128,602	1,903	5,016	—	140,245

Operating (loss) income	(4,724)	60,651	147	(544)	—	55,530

Equity in earnings of subsidiaries	11,795	—	—	—	(11,795)	—
Interest income	228	9	—	—	—	237
Interest expense	(740)	(29,920)	(387)	(523)	—	(31,570)
Other income (expense)	486	(2,157)	(14,520)	22	(5,792)	(21,961)
Total other income (expense)	11,769	(32,068)	(14,907)	(501)	(17,587)	(53,294)
Income tax (provision) benefit	(583)	(1,117)	—	134	—	(1,566)
Net income (loss)	$6,462	$27,466	$(14,760)	$(911)	$(17,587)	$670

PRO FORMA STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2003

(in thousands) (unaudited)

		Guarantor Subsidiaries
	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Net revenue	$—	$353,845	$4,056	$8,551	$—	$366,452
					—
Program and production	—	74,815	865	—	—	75,680
Selling, general and administrative	7,545	71,870	1,199	977	—	81,591
Depreciation, amortization and other operating expenses	1,381	110,236	1,880	10,140	—	123,637
Total operating expenses	8,926	256,921	3,944	11,117	—	280,908

Operating (loss) income	(8,926)	96,924	112	(2,566)	—	85,544

Equity in earnings of subsidiaries	21,818	—	—	—	(21,818)	—
Interest income	390	15	—	—	—	405
Interest expense	(947)	(58,895)	(450)	(1,080)	—	(61,372)
Other income (expense)	768	(1,022)	(13,804)	26	(12,300)	(26,332)
Total other income (expense)	22,029	(59,902)	(14,254)	(1,054)	(34,118)	(87,299)
Income tax (provision) benefit	(1,481)	2,746	—	(188)	—	1,077
Net income (loss)	$11,622	$39,768	$(14,142)	$(3,808)	$(34,118)	$(678)

STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2004

(in thousands) (unaudited)

		Guarantor Subsidiaries
	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES	$(7,994)	$56,834	$810	$(7,042)	$—	$42,608
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(567)	(24,995)	(151)	(3)	—	(25,716)
Variable interest entity elimination entries	—	18,380	—	(18,380)	—	—
Consolidation of variable interest entity	—	—	—	239	—	239
Distributions from investments	—	37	—	—	—	37
Additional investments	(1,841)	(2,002)	—	—	—	(3,843)
Proceeds from the sale of property	—	17	—	—	—	17
Loans to affiliates	(585)	—	—	—	—	(585)
Proceeds from loans to affiliates	2,008	—	—	—	—	2,008
Net cash flows used in investing activities	(985)	(8,563)	(151)	(18,144)	—	(27,843)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable and commercial bank financing	—	469,000	—	—	—	469,000
Repayments of notes payable, commercial bank financing and capital leases	(928)	(488,972)	—	(1,500)	—	(491,400)
Proceeds from exercise of stock options	1,152	—	—	—	—	1,152
Payments for deferred financing costs	—	(676)	—	(129)	—	(805)
Increase (decrease) in intercompany payables	20,568	(45,785)	(676)	25,893	—	—
Dividends paid on Series D Preferred Stock	(5,167)	—	—	—	—	(5,167)
Repurchase of Series D Preferred Stock	(2,712)	—	—	—	—	(2,712)
Repurchase of Class A Common Stock	(3,934)	—	—	—	—	(3,934)
Repayment of notes and capital leases to affiliates	—	(2,250)	—	—	—	(2,250)
Net cash flows from (used in) financing activities	8,979	(68,683)	(676)	24,264	—	(36,116)
NET DECREASE IN CASH AND CASH EQUIVALENTS	—	(20,412)	(17)	(922)	—	(21,351)
CASH AND CASH EQUIVALENTS, beginning of period	—	25,440	44	3,246	—	28,730
CASH AND CASH EQUIVALENTS, end of period	$—	$5,028	$27	$2,324	$—	$7,379

PRO-FORMA STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2003

(in thousands) (unaudited)

		Guarantor Subsidiaries
	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES	$5,465	$97,009	$(9,547)	$1,409	$(12,300)	$82,036
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(1,438)	(35,017)	(29)	(561)	—	(37,045)
Deposit related to the acquisition of broadcast assets	—	(18,000)	—	—	—	(18,000)
Distributions from investments	288	—	—	—	—	288
Additional investments	(1,816)	(2,425)	—	—	—	(4,241)
Proceeds from the sale of property	—	138	—	—	—	138
Loans to affiliates	(585)	—	—	—	—	(585)
Proceeds from loans to affiliates	388	—	—	—	—	388
Net cash flows used in investing activities	(3,163)	(55,304)	(29)	(561)	—	(59,057)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from commercial bank financing and notes payable	149,983	166,353	—	—	—	316,336
Repayments of notes payable, commercial bank financing and capital leases	—	(113,000)	—	—	—	(113,000)
Repurchase of class A common stock	(1,544)	—	—	—	—	(1,544)
Proceeds from exercise of stock options	283	—	—	—	—	283
Payments for deferred financing costs	—	(6,846)	—	—	—	(6,846)
Increase (decrease) in intercompany payables	(132,688)	(76,913)	209,601	—	—	—
Dividends paid on Series D Preferred Stock	(5,175)	—	—	—	—	(5,175)
Redemption of HYTOPS	—	—	(200,000)	—	—	(200,000)
Payment of KDSM dividend	(12,300)	—	—	—	12,300	—
Repayment of notes and capital leases to affiliates	(861)	(1,261)	—	—	—	(2,122)
Net cash flows (used in) from financing activities	(2,302)	(31,667)	9,601	—	12,300	(12,068)

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	10,038	25	848	—	10,911
CASH AND CASH EQUIVALENTS, beginning of period	—	3,704	5	1,618	—	5,327
CASH AND CASH EQUIVALENTS, end of period	$—	$13,742	$30	$2,466	$—	$16,238

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

The following table sets forth certain operating data for the three and six months ended June 30, 2004 and 2003:

OPERATING DATA (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Statement of Operations Data:
Net broadcast revenues (a)	$179,944	$174,916	$338,244	$327,397
Barter revenues	17,140	16,387	31,329	30,504
Other operating divisions revenues	3,930	4,472	7,934	8,551
Total revenues	201,014	195,775	377,507	366,452
Station production expenses	39,483	37,923	79,096	75,680
Station selling, general and administrative expenses	41,693	37,018	80,796	71,808
Expenses recognized from station barter arrangements	15,814	15,372	28,978	28,277
Depreciation and amortization expense (b)	17,855	16,321	35,109	32,276
Amortization of program contracts costs and net realizable value adjustments	22,478	23,859	49,039	52,549
Stock-based compensation	451	504	981	1,096
Other operating divisions’ expenses	4,832	4,218	9,150	9,439
Corporate general and administrative expenses	5,344	5,030	10,936	9,783
Operating income	53,064	55,530	83,422	85,544
Interest expense	(32,686)	(31,570)	(65,217)	(61,372)
Subsidiary trust minority interest expense (c)	—	(5,273)	—	(11,246)
Loss on sale of broadcast assets	(14)	(367)	(33)	(387)
Unrealized gain (loss) on derivative instrument	19,069	(2,218)	18,974	(1,147)
Loss from extinguishment of securities	(2,453)	(15,187)	(2,453)	(15,187)
Income related to investments	858	662	3,379	847
Interest and other income	271	659	506	1,193
Income (loss) before income taxes	38,109	2,236	38,578	(1,755)
(Provision) benefit for income taxes	(15,298)	(1,566)	(15,478)	1,077
Net income (loss)	$22,811	$670	$23,100	$(678)
Net income (loss) available to common stockholders	$20,232	$(1,917)	$17,933	$(5,853)

Per Share Data:
Basic and diluted net earnings (loss) per share	$0.24	$(0.02)	$0.21	$(0.07)

	June 30, 2004	December 31, 2003
Balance Sheet Data:
Cash and cash equivalents	$7,379	$28,730
Total assets	$2,493,910	$2,564,582
Total debt (d)	$1,698,106	$1,732,457
Total stockholders’ equity	$240,922	$229,005

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

RESULTS OF OPERATIONS

Overview

Our second quarter was driven primarily by record levels of political advertising spending and growth in the local markets.  During the quarter, we declared  a dividend on our Common Stock, refinanced a portion of our senior debt in an effort to lower our annual interest costs and repurchased shares of our Preferred and Common Stock.

Three Months Ended June 30, 2004 and 2003

Net income available to common stockholders for the three months ended June 30, 2004 was $20.2 million or net earnings of $0.24 per share compared to a net loss of $1.9 million or a loss of $0.02 per share for the three months ended June 30, 2003.

Net broadcast revenues increased to $179.9 million for the three months ended June 30, 2004 from $174.9 million for the three months ended June 30, 2003, or 2.9%.  During the second quarter of 2004, we had increased revenue due to political advertising of $4.1 million, an increase of $3.2 million as compared to the same period last year.  From a revenue category standpoint, the quarter ended June 30, 2004, when compared to the quarter ended June 30, 2003, was positively impacted by higher advertising revenues generated from the political, service, paid programming, school and telecommunications sectors, offset by decreases in the beer and wine, restaurant and retail sectors.  Revenues from the automotive industry, our single largest advertising category, increased slightly.

During the three months ended June 30, 2004, national revenues increased to $70.6 million or 3.1%, from $68.5 million during the same period last year.  National political revenues increased to $2.9 million or 314.3%, from $0.7 million during the same period last year.  During the three months ended June 30, 2004, local revenues increased to $101.0 million or 2.3%, from $98.7 million during the same period last year.  Local political revenues increased to $1.2 million or 500.0%, from $0.2 million during the same period last year.  The increase in political revenues was the result of it being a national election year during the 2004 period as compared to the same period in 2003.

National revenues, excluding political revenues, decreased $0.1 million to $67.7 million or 0.2%, during the three months ended June 30, 2004 from $67.8 million during the same period last year.  Local revenues, excluding political revenues, increased $1.3 million to $99.8 million or 1.3%, during the three months ended June 30, 2004 from $98.5 million during the same period last year.  The increase in local revenue is related to our continued focus on developing a strong local sales force at each of our stations.  The decrease in national revenues is related to the downward trend in overall spending by national advertisers and from the increase in the number of competitive media outlets providing national advertisers a means by which to advertise their goods or services.

From a network affiliate perspective, broadcast revenue from time sales at our FOX affiliates, which represents our largest affiliation at 37.7% of total net time sales, was up 3.2% for the second quarter 2004 as compared to the second quarter 2003.  The network affiliations that experienced the largest revenue growth for the three months ended June 30, 2004 were our CBS (7.7% of the total) and UPN (6.9% of the total) affiliates which increased 13.0% and 8.8%, respectively, compared with the three months ended June 30, 2003.  Our ABC (16.8% of the total) and NBC (4.1% of the total) affiliates also experienced solid growth of 4.9% and 2.9%, respectively, compared with the three months ended June 30, 2003.  The WB (25.9% of total) affiliates experienced a decline for the three months ended June 30, 2004 of 0.7% as compared to the same period last year.

During the three months ended June 30, 2004, the other operating divisions’ revenue that related to G1440, our software development and consulting company, increased by $0.4 million to $1.5 million or 36.4%, from $1.1 million for the same period last year.  G1440’s operating expenses increased by $0.3 million to $1.5 million for the three months ended June 30, 2004 as compared to $1.2 million for the same period last year.  Other operating divisions’ revenue related to our ownership interest in Acrodyne decreased by $0.9 million to $2.5 million from revenues of $3.4 million for the three months ended June 30, 2003.  Acrodyne’s operating expenses increased $0.4 million, to $3.4 million for the three months ended June 30, 2004 as compared to $3.0 million for the same period last year.

Station production expenses were $39.5 million for the three months ended June 30, 2004, compared to $37.9 million for the three months ended June 30, 2003, an increase of $1.6 million or 4.2%.  Station production costs increased as a result of news expense related to the commencement of News Central during the third and fourth quarters of 2003 in the Tampa, Las Vegas, Greensboro, Birmingham, Milwaukee and Cincinnati markets of $1.4 million, an increase in Nielsen rating service fees of $0.5 million and engineering expense of $0.3 million, offset by a decrease in costs related to local marketing agreements (LMAs) and outsourcing agreements of $0.6 million.

Station selling, general and administrative expenses were $41.7 million for the three months ended June 30, 2004 compared to $37.0 million for the three months ended June 30, 2003, an increase of $4.7 million or 12.7%. We had an increase in sales expense related to our direct mail initiative of $2.2 million, an increase in vacation, salary and payroll taxes of $0.6 million, an increase in bad debt expense of $0.4 million, an increase in sales expense of $0.4 million for sales compensation costs, an increase in commissions of $0.2 million related to increased national sales, an increase in trade expense of $0.2 million, and $0.7 million in miscellaneous increases.

Depreciation and amortization increased $0.2 million to $40.4 million for the three months ended June 30, 2004 from $40.2 million for the three months ended June 30, 2003.  This was related to an increase in fixed asset depreciation of $1.6 million related to our property additions, primarily from our digital television conversion and centralized news investments, offset by a decrease in amortization of $1.4 million related to our program contract costs and net realizable value (NRV) adjustments as a result of lower cost of additions of new programming during 2004 as compared to 2003.  Amortization of definite-lived intangible assets was unchanged.

Corporate general and administrative expenses increased $0.3 million to $5.3 million for the three months ended June 30, 2004 from $5.0 million for the three months ended June 30, 2003 or 6.0%.  The increase relates to an increase in sales training of $0.3 million, an increase in salary expense of $0.2 million, an increase in telecommunications expense of $0.1 million, an increase in costs related to compliance with the Sarbanes-Oxley Act of $0.1 million and other miscellaneous increases of $0.1 million offset by decreases in legal and tax consulting fees of $0.3 million and directors fees of $0.2 million.  Corporate general and administrative expense represents the cost to operate our corporate headquarters location.  Such costs include, among other things, corporate departmental salaries, bonuses and fringe benefits, officers’ life insurance, rent, telephone, consulting fees, legal and accounting fees and director fees.  Corporate departments include executive committee, treasury, finance and accounting, human resources, technology, corporate relations, legal, sales, operations, and purchasing.

Interest expense, including subsidiary trust minority expense, decreased to $32.7 million for the three months ended June 30, 2004 from $36.8 million for the three months ended June 30, 2003 or 11.1%.  The decrease in interest expense for the three months ended June 30, 2004 resulted from the redemption of HYTOPS through the issuance of lower rate debt in 2003.

Income from equity investments increased $0.2 million to $0.9 million for the three months ended June 30, 2004 from $0.7 million for the three months ended June 30, 2003. The increase in income from equity investments primarily related to our share of earnings from Summa Holdings, Ltd. of $0.2 million and Allegiance Capital, LP of $0.3 million offset by losses from investments in Jadoo Power Systems of $0.3 million .

Our income tax provision was $15.3 million for the three months ended June 30, 2004, compared to an income tax provision of $1.6 million for the three months ended June 30, 2003.  Our effective tax rate decreased to a provision of 40.1% for the three months ended June 30, 2004 from a provision of 69.8% for the three months ended June 30, 2003.  The decrease in the effective tax rate primarily results from the treatment of the intercompany dividend in 2003 related to HYTOPS in a quarter in which we did not experience earnings and profits.  HYTOPS were redeemed in 2003 and no such dividend occurred in 2004.  For a detailed discussion of the treatment of the HYTOPS and earnings and profits, please refer to Note (a) in Footnote 6 to the financial statements found in the KDSM, Inc., Form 10-K for the year ended December 31, 2002 as filed with the United States Securities and Exchange Commission.

Six Months Ended June 30, 2004 and 2003

Net income available to stockholders for the six months ended June 30, 2004 was $17.9 million or net earnings of $0.21 per share compared to a net loss of $5.9 million or a loss of $0.07 per share for the six months ended June 30, 2003.

Net broadcast revenues increased $10.8 million to $338.2 million for the six months ended June 30, 2004 from $327.4 million for the six months ended June 30, 2003, or 3.3%.  During the six months ended June 30, 2004, we had increased revenue due to cyclical or non-recurring events including $5.9 million in political, offset by a decrease in revenues of $0.7 million related to the Super Bowl.  Additionally, during the six months ended June 30, 2003, we experienced $2.2 million of advertiser cancellations and preemptions due to the war in Iraq.  From a revenue category standpoint, the six months ended June 30, 2004, when compared to the six months ended June 30, 2003, was positively impacted by higher advertising revenues generated from the political, service, paid programming, school sectors, automotive, and telecommunication sectors offset by decreases in the restaurant, beer and wine, and soft drink sectors.

During the six months ended June 30, 2004, national revenues increased to $130.3 million or 4.6%, from $124.6 million during the same period last year.  National political revenues increased to $5.4 million or 440.0%, from $1.0 million during the same period last year.  During the six months ended June 30, 2004, local revenues increased to $191.9 million or 2.2%, from $187.7 million during the same period last year.  Local political revenues increased to $2.1 million or 250.0%, from $0.6 million during the same period last year.  The increase in political revenues was the result of a national election year during the 2004 period as compared to the same period in 2003.

National revenues, excluding political revenues, increased $1.4 million to $125.0 million or 1.1%, during the six months ended June 30, 2004 from $123.6 million during the same period last year.  Local revenues, excluding political revenues, increased $2.7 million to $189.8 million or 1.4%, during the six months ended June 30, 2004 from $187.1 million during the same period last year.  The increase in national and local revenues is being driven by a stronger economy and an improving advertising market compared to the six months ended June 30, 2003, which suffered from advertiser cancellations and preemptions due to the commencement of the war in Iraq.  The increase in local revenues is also related to our continued focus on developing a strong local sales force at each of our stations.

From a network affiliate perspective, our FOX affiliates, which represent our largest affiliation at 37.5% of the total broadcast revenue from time sales, was up 3.8% for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003.  The network affiliations that experienced the largest revenue growth for the six months ended June 30, 2004 were our CBS (7.8% of the total) and UPN (6.9% of the total) affiliates which increased 17.3% and 6.7%, respectively, compared with the six months ended June 30, 2003.  Our ABC (16.4% of the total) and NBC (4.2% of the total) affiliates also experienced solid growth of 1.9% and 4.1%, respectively, compared with the six months ended June 30, 2003.

During the six months ended June 30, 2004, the other operating divisions’ revenue that related to G1440, our software development and consulting company, increased by $0.8 million to $3.0 million or 36.4%, from $2.2 million for the same period last year.  G1440’s operating expenses increased to $2.9 million for the six months ended June 30, 2004 as compared to $2.5 million for the same period last year.  Other operating divisions’ revenue related to our ownership interest in Acrodyne decreased by $1.4 million to $5.0 million from revenues of $6.4 million for the six months ended June 30, 2003.  Acrodyne’s operating expenses decreased $0.6 million, to $6.3 million for the six months ended June 30, 2004 as compared to $6.9 million for the same period last year.

Station production expenses were $79.1 million for the six months ended June 30, 2004, compared to $75.7 million for the six months ended June 30, 2003, an increase of $3.4 million or 4.5%.  Station production costs increased as a result of news expense related to the commencement of News Central during the third and fourth quarters of 2003 in the Tampa, Las Vegas, Greensboro, Birmingham, Milwaukee and Cincinnati markets of $2.9 million, an increase in Nielsen rating service fees of $0.7 million, engineering expense of $0.3 million, and other miscellaneous increases of $0.1 million, offset by a decrease in costs related to LMAs and outsourcing agreements of $0.6 million.

Station selling, general and administrative expenses were $80.8 million for the six months ended June 30, 2004 compared to $71.8 million for the six months ended June 30, 2003, an increase of $9.0 million or 12.5%.   We had an increase in sales expense related to our direct mail initiative of $3.2 million, an increase in bad debt expense of $1.4 million, an increase in vacation, salary and payroll taxes of $1.3 million, an increase in sales expense of $0.8 million, an increase in commissions of $0.5 million related to increased national sales, an increase in insurance costs of $0.2 million, an increase in trade expense of $0.2 million, an increase in building rent and related expenses of $0.1 million and $1.3 million in miscellaneous increases.

Depreciation and amortization decreased $0.7 million to $84.1 million for the six months ended June 30, 2004 from $84.8 million for the six months ended June 30, 2003.  This was related to a decrease in amortization of $3.5 million related to our program contract costs and NRV adjustments as a result of lower cost of additions of new programming during 2004 as compared to 2003, offset by an increase in fixed asset depreciation of $2.8 million related to our property additions, primarily from our digital television conversion and centralized news investments.  Amortization of definite-lived intangible assets was unchanged.

Corporate general and administrative expenses increased $1.1 million to $10.9 million for the six months ended June 30, 2004 from $9.8 million for the six months ended June 30, 2003, or 11.2%.  The increase in expense relates to an increase in sales training of $0.7 million, an increase in salary expense of $0.5 million, an increase in directors and officers insurance of $0.2 million, an increase in telecommunications expense of $0.1 million, an increase in costs related to compliance with the Sarbanes-Oxley Act of $0.1 million and an increase in direct mail initiative expenses of $0.1 million, offset by decreases in legal and tax consulting fees of $0.3 million, directors fees of $0.2 million and miscellaneous decreases of $0.1 million.  Corporate general and administrative expense represents the cost to operate our corporate headquarters location.  Such costs include, among other things, corporate departmental salaries, bonuses and fringe benefits, officers’ life insurance, rent, telephone, consulting fees, legal and accounting fees and director fees.  Corporate departments include executive committee, treasury, finance and accounting, human resources, technology, corporate relations, legal, sales, operations and purchasing.

Interest expense, including subsidiary trust minority expense, decreased to $65.2 million for the six months ended June 30, 2004 from $72.6 million for the six months ended June 30, 2003 or 10.2%.  The decrease in interest expense for the six months ended June 30 2004 resulted from the redemption of HYTOPS through the issuance of lower rate debt in 2003.

Income from equity investments increased $2.5 million to $3.4 million for the six months ended June 30, 2004 from $0.9 million for the six months ended June 30, 2003. The increase in income from equity investments primarily related to our share of earnings from Summa Holdings, Ltd. of $1.7 million and Allegiance Capital, LP of $1.3 million offset by losses from investments in Jadoo Power Systems of $0.5 million.

Our income tax provision was $15.5 million for the six months ended June 30, 2004, compared to an income tax benefit of $1.1 million for the six months ended June 30, 2003.  We incurred a provision for the six months ended June 30, 2004, and a benefit for the six months ended June 30, 2003, because we reported net income for the six months ended June 30, 2004, compared to a net loss for the six months ended June 30, 2003.  Our effective tax rate decreased to 40.1% for the six months ended June 30, 2004 from 61.6% for the six months ended June 30, 2003.  The decrease in the effective tax rate primarily results from the treatment of the intercompany dividend in 2003 related to HYTOPS in a quarter in which we did not experience earnings and profits.  The HYTOPS were redeemed in 2003 and no such dividend occurred in 2004.  For a detailed discussion of the treatment of the HYTOPS and earnings and profits, please refer to Note (a) in Footnote 6 to the financial statements found in the KDSM, Inc., Form 10-K for the year ended December 31, 2002 as filed with the United States Securities and Exchange Commission.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operations and availability under our 2002 Bank Credit Agreement. The 2002 Bank Credit Agreement consists of a $225.0 million Revolving Credit Facility maturing on June 30, 2008, a $150 million Term Loan A Facility and a $250 million Term Loan C Facility. The Term Loan A Facility is repayable in quarterly installments, amortizing 1.25%, commencing March 31, 2005 and continuing through its maturity on June 30, 2009.   The Term Loan C Facility is repayable in quarterly installments, amortizing 0.25%, commencing March 31, 2005 through its maturity on December 31, 2009.  The applicable interest rate on the Revolving Credit Facility is either LIBOR plus 1.25% to 2.25% or the alternative base rate plus 0.25% to 1.25% adjusted quarterly based on the ratio of total debt, net of cash, to four quarters’ trailing earnings before interest, taxes, depreciation and amortization, as adjusted in accordance with the 2002 Bank Credit Agreement.  Availability under the Revolving Credit Facility does not reduce incrementally and terminates at maturity.  We are required to prepay the Term Loan Facility and reduce the Revolving Credit Facility with (i) 100% of the net proceeds of any casualty loss or condemnation and; (ii) 100% of the net proceeds of any sale or other disposition of our assets in excess of $100 million in the aggregate for any fiscal year, to the extent not used to acquire new assets.

On June 25, 2004, we amended and restated our Bank Credit Agreement (the 2002 Bank Credit Agreement), lowering our annual interest rate.  As part of the amendment, we fully redeemed our $460.9 million Term Loan B Facility with new, lower priced, $150.0 million Term Loan A and $250.0 million Term Loan C Facilities.  The Term Loan A Facility is repayable in quarterly installments, amortizing 1.25% per quarter, commencing March 31, 2005 and continuing through its maturity on June 30, 2009.   The Term Loan C Facility is repayable in quarterly installments, amortizing 0.25% per quarter, commencing March 31, 2005 through its maturity on December 31, 2009.  We did not make any changes to the terms of our $225 million Revolving Credit Facility commitment.

The applicable interest rate on the Term Loan A Facility is LIBOR plus 1.75% with step-downs tied to a leverage grid.  The applicable interest rate on the Term Loan C Facility is LIBOR plus 1.75%.

As a result of amending the 2002 Bank Credit Agreement, we incurred debt acquisition costs of $1.8 million and recognized a loss of $2.5 million, which includes cash payments related to extinguishment of debt of $1.2 million and a write off of deferred financing fees of $1.3 million.  The loss represents the write-off of certain debt acquisition costs associated with indebtedness replaced by the new facilities.  The loss was computed based on the guidance of EITF No. 96-19.

As of June 30, 2004, we had $7.4 million in cash balances and negative working capital of approximately $17.5 million. We anticipate that cash flow from our operations and revolving credit facility will be sufficient to satisfy our debt service obligations, dividend requirements, capital expenditure requirements and working capital needs for the next year.  As of June 30, 2004, we had fully redeemed our $460.9 million Term Loan B Facility, borrowed $400 million on our Term Loan A and Term Loan C and borrowed a net $65.0 million under our revolving credit facility.  The remaining balance available under the revolving credit facility was $160.0 million as of June 30, 2004. Our ability to draw down our line of credit is based on pro forma trailing cash flow levels as defined in our 2002 Bank Credit Agreement and for the three months ended June 30, 2004, we had approximately $91.6 million available of current borrowing capacity under our revolving credit facility.

On April 19, 2002, we filed a $350.0 million universal shelf registration statement with the Securities and Exchange Commission which will permit us to offer and sell various types of securities from time to time. Offered securities may include common stock, debt securities, preferred stock, depositary shares or any combination thereof in amounts, prices and on terms to be announced when the securities are offered. If we determine it is in our best interest to offer any such securities, we intend to use the proceeds for general corporate purposes, including, but not limited to, the reduction, redemption or refinancing of debt or other obligations, acquisitions, capital expenditures and working capital.  As of June 30, 2004, we had $350 million of availability under this shelf registration.

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

We hold two interest rate swap agreements that have a total notional amount of $575 million that expire on June 5, 2006.  The interest rate swap agreement with a notional amount of $375 million contains a European style (that is, exercisable only on the expiration date) termination option and can be terminated partially or in full by the counterparty on June 3, 2005 at its fair market value.   We estimate the fair market value of the $375 million agreement at June 30, 2004 to be $22.7 million based on a quotation from the counterparty and this amount is reflected as a component of other long-term liabilities on our consolidated balance sheet as of June 30, 2004.

Net cash flows from operating activities decreased to $42.6 million for the six months ended June 30, 2004 from $82.0 million for the six months ended June 30, 2003.  We paid income tax, net of refunds of $0.2 million, for the six months ended June 30, 2004 as compared to income tax refunds, net of payments of $37.1 million, for the six months ended June 30, 2003.  Interest payments on outstanding indebtedness decreased $7.7 million to $65.5 million from $73.2 million for the six months ended June 30, 2004, as compared to the six months ended June 30, 2003.  We made no payments related to our HYTOPS for the six months ended June 30, 2004 as compared to payments of $11.2 million for the six months ended June 30, 2003.  The HYTOPS were redeemed during June of 2003 through the issuance of lower rate indebtedness.  Program rights payments increased to $56.4 million for the six months ended June 30, 2004 from $53.7 million for the six months ended June 30, 2003, or 4.6%.

Net cash flows used in investing activities were $27.8 million for the six months ended June 30, 2004 as compared to net cash flows used in investing activities of $59.1 million for the six months ended June 30, 2003.  The decrease in cash flows used in investing activities primarily resulted from an $18.0 million cash deposit related to a future acquisition of broadcast assets during the six months ended March 31, 2003.  There was no similar activity for the six months ended March 31, 2004.  During the six months ended June 30, 2004, we made cash payments of $3.8 million for the purchase of equity investments and payments of $25.7 million for property and equipment, of which $11.6 million related to digital conversion costs and $5.2 million related to implementation of our News Central format.  During the six months ended June 30, 2003, we made equity investments of approximately $4.2 million and we made payments for property and equipment of $37.0 million of which $15.3 million related to digital conversion costs.  We funded these investing activities using cash provided by operating activities.

For 2004, we anticipate incurring approximately $47.0 million of capital expenditures, including the $25.7 million incurred during the six months ended June 30, 2004 to substantially complete our digital television roll-out, for station maintenance and equipment replacement, to consolidate building and tower needs in some markets and for the continued expansion of News Central.  In addition, we anticipate that future requirements for expenditures will include expenditures incurred during the ordinary course of business and additional strategic station acquisitions and equity investments if suitable investments can be identified on acceptable terms.  We expect to fund such capital expenditures with cash generated from operating activities and funding from our Revolving Credit Facility, issuance of securities pursuant to our universal shelf registration statement described above or a private placement of securities.

Net cash flows used in financing activities were $36.1 million for the six months ended June 30, 2004 compared to net cash flows used in financing activities of $12.1 million for the six months ended June 30, 2003.  During the six months ended June

30, 2004, we repaid $22.4 million of indebtedness, whereas in the comparable period in 2003, we incurred a net of $203.3 million of indebtedness.  We repurchased $3.9 million and $1.5 million of our Class A common stock for the six months ended June 30, 2004 and 2003, respectively.  For the six months ended June 30, 2004, we repurchased $2.7 million of our Series D Preferred stock.  We received proceeds from exercise of stock options of $1.2 million and $0.3 million for the six months ended June 30, 2004 and 2003, respectively.  We incurred deferred financing costs of $0.8 million and $6.8 million for the six months ended June 30, 2004 and 2003 respectively.  During the six months ended June 30, 2003, we redeemed $200.0 million aggregate principal amount of the 11.62% HYTOPS.  For the six months ended June 30, 2004 and 2003, we paid quarterly dividends of $5.2 million on our Series D Preferred Stock.  We expect to incur these dividend payments in each of our future quarters and expect to fund these dividends with cash generated from operating activities and borrowings under our 2002 Bank Credit Agreement.  During the three months ended June 30, 2004, we declared a quarterly cash dividend of $0.025 per share on our Class A Common Stock.  The dividend of $2.1 million was paid on July 15, 2004.  We expect to continue to pay the current dividend rate and to fund these dividends with cash generated from operating activities and borrowings under our 2002 Bank Credit Agreement.

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

We have determined that the unrelated third-party owner of WNAB-TV in Nashville is a variable interest entity (VIE) and that we are the primary beneficiary of the variable interests as a result of the terms of our outsourcing agreement, put options and call options. As a result, we were required to consolidate the assets and liabilities of WNAB-TV at their fair market values as of March 31, 2004.  The consolidated assets of WNAB-TV consist of broadcast licenses of $14.4 million, network affiliation of $3.0 million and property and equipment of $1.9 million.  The consolidation of WNAB-TV did not have a material impact on our results of operations.  We made payments to the unrelated third party owner of WNAB-TV of $0.4 million related to our outsourcing agreement for each of the three months ended June 30, 2004 and June 30, 2003.  We made payments to the unrelated third party owner of WNAB-TV of $0.8 million related to our outsourcing agreement for each of the six months ended June 30, 2004 and June 30, 2003.  On January 2, 2003, we made an $18.0 million non-refundable deposit against the purchase price of the put or call option on the non-license assets.  We believe that our maximum exposure to loss as a result of our involvement with WNAB-TV consists of the fees that we pay related to the outsourcing agreement as well as any payments that we would be required to make under the put options held by the current owner related to the license and non-license assets.  (See Note 2, Commitments and Contingencies, WNAB Options).

We have determined that Cunningham Broadcasting Corporation (Cunningham) is a VIE and that we are the primary beneficiary of the variable interests.  We have been consolidating Cunningham’s financial statements since February 1, 2002; therefore, the implementation of FIN 46 did not have an effect on our financial statements with respect to our variable interest in Cunningham. We made LMA payments to Cunningham of $1.6 million and $1.4 million for the three months ended June 30, 2004 and 2003, respectively.  We made LMA payments to Cunningham of $3.4 million and $2.5 million for the six months ended June 30, 2004 and 2003, respectively.  We received payments from Cunningham of $405 thousand and $45 thousand for the three months ended June 30, 2004 and 2003, respectively.  We received payments from Cunningham of $1.3 million and $0.1 million for the six months ended June 30, 2004 and 2003, respectively.  The creditors of Cunningham have no recourse with respect to us.  We believe that our maximum exposure to loss as a result of our involvement with Cunningham consists of the fees that we pay related to the LMA agreements as well as payments that we would make as a result of exercising our option to acquire Cunningham, which provides for an option exercise price based on a formula that provides a 10% annual return to Cunningham.

We have determined that we have a variable interest in WTXL-TV in Tallahassee, Florida as a result of the terms of the outsourcing agreement with the unrelated third party owner of WTXL-TV. However, we are not the primary beneficiary of the variable interests and; therefore, we are not required to consolidate WTXL-TV under the provisions of FIN 46. We believe that we do not have a material exposure to loss as a result of our involvement with WTXL-TV.

Risk Factors

The following sections entitled Affiliation Agreements, Changes in Rules on Television Ownership, Changes in Rules on Local Marketing Agreements and Outsourcing Agreements represent an update to these Risk Factors as contained in our Form 10-K for the year ended December 31, 2003.

Affiliation Agreements

During July 2004, we entered into an affiliation agreement with ABC for WKEF-TV (Dayton, Ohio).  WKEF-TV (channel 22) will switch from its current NBC network affiliation to the ABC Television Network beginning August 30, 2004, after the Summer Olympics conclude.  WKEF-TV’s current syndicated and local news programming will continue to be aired on channel 22.  As of June 30, 2004, the corresponding net book value of the affiliation agreement is $14.2 million.  We are currently assessing the impact of this change in network affiliation on our financial position, consolidated results of operations and consolidated cash flows.

The NBC affiliation agreement with WICS/WICD-TV (Champaign/Springfield, Illinois) expired on April 1, 2004.  We continue to program this station as an NBC affiliate without a formal agreement.  On February 25, 2004, NBC informed us that they intend to terminate our affiliation with WICS/WICD (Champaign/Springfield, Illinois) effective September 2005 in order to affiliate with another station in that market.  We are currently engaged in discussions with ABC Television Network regarding affiliating with ABC in that market because the station which is scheduled to acquire our NBC affiliation in Champaign/Springfield is currently an ABC affiliate.  As of June 30, 2004, the corresponding net book value of the affiliation agreement was $10.0 million.

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

The following affiliate agreements are scheduled to expire during 2004.  The ABC affiliate agreements with WLOS-TV in Asheville, North Carolina and WSYX-TV in Columbus, Ohio are scheduled to expire on September 8, 2004.  In order to allow us and UPN to continue good faith negotiations regarding their affiliation agreements, the UPN affiliate agreements for WRDC-TV in Raleigh, North Carolina, WUXP-TV in Nashville, Tennessee, WCGV-TV in Milwaukee, Wisconsin, WABM-TV in Birmingham, Alabama, WUPN-TV in Greensboro/Winston-Salem, North Carolina and WMMP-TV in Charleston, South Carolina, which expired on July 31, 2004, were extended through September 15, 2004.  Certain terms of these agreements were modified and we are assessing the impact these modifications may have on our financial position, consolidated results of operations and consolidated cash flows.  As of June 30, 2004, the net book value of these UPN agreements was $4.2 million. The CBS affiliate agreements with KGAN-TV in Cedar Rapids, Iowa and WGME-TV in Portland, Maine are scheduled to expire on December 31, 2004.  We are currently engaged in negotiations with ABC, UPN and CBS regarding continuing our network affiliation agreements.

The non-renewal or termination of one or more of these or any of our other network affiliation agreements would prevent us from being able to carry programming of the relevant network. This loss of programming would require us to obtain replacement programming, which may involve higher costs and which may not be as attractive to our target audiences, resulting in reduced revenues.  Upon the termination of any of the above affiliation agreements, we would be required to establish new affiliation agreements with other networks or operate as an independent.  At such time, the remaining value of the network affiliation asset could become impaired and we would be required to write down the value of the asset.

Changes in Rules on Television Ownership

Congress passed a bill requiring the FCC to increase the national audience reach cap from 35% to 39% and President Bush signed the bill into law on January 23, 2004.  This new law permits broadcast television owners to own more television stations nationally, potentially affecting our competitive position.

In June 2003, the FCC adopted new multiple ownership rules. In June 2004, the Court of Appeals for the Third Circuit issued a decision which upheld a portion of the 2003 rules and remanded the matter to the FCC for further justification of the rules.  The court also issued a stay of the new rules pending the remand.  We cannot predict the outcome of the remand  or any subsequent court actions.  Changes to the rules imposed by the FCC on remand or by the Third Circuit could significantly impact our business.

Changes in Rules on Local Marketing Agreements

Certain of our stations have entered into what have commonly been referred to as local marketing agreements or LMAs.  One typical type of LMA is a programming agreement between two separately owned television stations serving the same market, whereby the licensee of one station programs substantial portions of the broadcast day and sells advertising time during such program segments on the other licensee’s station subject to the ultimate editorial and other controls being exercised by the latter licensee.  We believe these arrangements allow us to reduce our operating expenses and enhance profitability.  Under the new FCC ownership rules, which have been stayed and are on remand to the FCC, we would be allowed to continue to program most of the stations with which we have an LMA.  In the absence of a waiver, the new rules would require us to terminate or modify three of our LMAs in markets where both the stations we own and the station with which we have an LMA are ranked among the top four stations in their particular designated market area.  The FCC’s new ownership rules include specific provisions permitting waivers of this “top four restriction.”  Although there can be no assurances, we have studied the application of the new rules to our markets and believe we are qualified for waivers.  Because the new ownership rules have been remanded, it is not clear if we will be required to terminate or modify our LMAs in markets where we have such arrangements.

Because the effectiveness of the new rules has been stayed and the FCC concluded the old rules could not be justified as necessary to the public interest, we have taken the position that an issue exists regarding whether the FCC has any current legal right to enforce any rules prohibiting the acquisition of television stations.  The FCC, however, dismissed our applications to acquire certain LMA stations.  We filed an application for review of that decision, which is still pending.

If we are required by the FCC to terminate or modify our LMAs, our business could be affected in the following ways:

•                  Losses on investments.  As part of our LMA arrangements, we own the non-license assets used by the stations with which we have LMAs.  If certain of these LMA arrangements are no longer permitted, we would be forced to sell these assets, restructure our agreements or find another use for them.  If this happens, the market for such assets may not be as good as when we purchased them and we would need to sell the assets to the owner or purchaser of the related license assets.  Therefore, we cannot be certain we will recoup our investments.

•                  Termination penalties.  If the FCC requires us to modify or terminate our existing LMAs before the terms of the LMAs expire, or under certain circumstances, we elect not to extend the term of the LMAs, we may be forced to pay termination penalties under the terms of some of our LMAs.  Any such termination penalty could be material.

Outsourcing Agreements

On August 2, 2004, the FCC released a notice of proposed rulemaking seeking comments on their tentative conclusion that television joint sales agreements should be attributable.  We cannot predict the outcome of this proceeding, nor can we predict how any changes, together with possible changes to the ownership rules, would apply to our existing outsourcing agreements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates.  We enter into derivative instruments primarily for the purpose of reducing the impact of changing interest rates on our floating rate debt and to reduce the impact of changing fair market values on our fixed rate debt.

Interest Rate Risks

As of June 30, 2004, we held the following derivative instruments:

•                  An interest rate swap agreement with a financial institution that has a notional amount of $575 million, which expires on June 5, 2006.  In June 2003, we assigned $200 million of the notional amount to a second financial institution.  Both agreements expire on June 5, 2006.  These swap agreements require us to pay a fixed rate, which is set in the range of 6.25% to 7.00% and receive a floating rate based on the three month London Interbank Offered Rate (LIBOR) (measurement and settlement is performed quarterly).  These swap agreements are reflected as a derivative obligation based on their fair value of $35.0 million and $54.1 million as a component of other long-term liabilities in the accompanying consolidated balance sheets as of June 30, 2004 and December 31, 2003, respectively.  These swap agreements do not qualify for hedge accounting treatment under SFAS No. 133; therefore, changes in their fair market values are reflected currently in earnings as unrealized gain (loss) from derivative instruments.  We incurred an unrealized gain of $19.1 million for the quarter ended June 30, 2004 and an unrealized loss of $2.2 million during the quarter ended June 30, 2003, related to these instruments.  The instrument with a notional amount of $375 million contains a European style (that is, exercisable only on the expiration date) termination option and can be terminated partially or in full by the counterparty on June 3, 2005 at its fair market value.   We estimate the fair market value of this agreement at June 30, 2004 to be $22.7 million based on a quotation from the counterparty and this amount is reflected as a component of other long-term liabilities on our consolidated balance sheet as of June 30, 2004.

•                  In March 2002, we entered into two interest rate swap agreements with notional amounts totaling $300 million which expire on March 15, 2012, for which we receive a fixed rate of 8% and pay a floating rate based on LIBOR (measurement and settlement is performed quarterly).  These swaps are accounted for as a hedge of our 8% Senior Subordinated Notes in accordance with SFAS No. 133 whereby changes in the fair market value of the swaps are reflected as adjustments to the carrying amount of the 8% Senior Subordinated Notes.  These swaps are reflected in the accompanying balance sheet as a derivative asset and as a premium on the 8% Senior Subordinated Notes based on their fair value of $11.1 million.

•                  In November 2003, we entered into two interest rate swap agreements with notional amounts totaling $100 million, which expire March 15, 2012, for which we receive a fixed rate of 8% and pay a floating rate based on LIBOR (measurement and settlement is performed quarterly).  These swaps are accounted for as a hedge of our 8% Senior Subordinated Notes in accordance with SFAS No. 133, whereby changes in the fair market value of the swaps are reflected as adjustments to the carrying amount of the 8% Senior Subordinated Notes.  These swaps are reflected on the accompanying balance sheet as a derivative liability and as a discount on the 8% Senior Subordinated Notes based on their fair value of $2.0 million.

The counterparties to these agreements are international financial institutions. We estimate the net fair value of these instruments at June 30, 2004 to be a liability of $26.0 million.  The fair value of the interest rate swap agreements is estimated by obtaining quotations from the financial institutions, which are a party to our derivative contracts. The fair value is an estimate of the net amount that we would pay on June 30, 2004 if we cancelled the contracts or transferred them to other parties.

ITEM 4.  CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of June 30, 2004.  In designing and evaluating the disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective.  Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2004, in providing reasonable assurance that material information required to be included in our periodic SEC reports is identified and communicated on a timely basis.

In addition, there were no significant changes in our internal control over financial reporting identified in connections with the evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In November 2003 we filed applications with the FCC to acquire the license assets of five Cunningham stations, WNUV-TV in Baltimore, Maryland, WTTE-TV in Columbus, Ohio, WRGT-TV in Dayton, Ohio, WVAH-TV in Charleston, West Virginia, and WTAT-TV in Charleston, South Carolina.  On February 27, 2004, the FCC dismissed our applications to acquire these license assets.  We subsequently filed an application for review of that decision, which is still pending as of June 30, 2004.

ITEM 2.  CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table summarizes repurchases of our stock in the quarter ended June 30, 2004:

Period	Total Number of Shares Purchased (3)	Average Price Paid Per Share	Total Number of Shares Purchased as a Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Program (in millions)

Class A Common Stock: (1)
04/01/04 – 04/30/04	—	—	—	—
05/01/04 – 05/31/04	136,500	$10.98	136,500	—
06/01/04 – 06/30/04	318,000	$10.76	318,000	$157.7

Series D Preferred Stock: (2)
04/01/04 – 04/30/04	—	—	—	—
05/01/04 – 05/31/04	—	—	—	—
06/01/04 – 06/30/04	62,967	$43.08	—	—

(1)          On October 28, 1999, we announced a share repurchase program.  Under this program, the Board of Directors authorized the repurchase of up to $300 million worth of our Class A Common Stock.  There is no expiration date for this program and currently, management has no plans to terminate this program.

(2)          On June 10, 2004, the Board of Directors authorized the repurchase of our Series D Convertible Exchangeable Preferred Stock.  This program was not publicly announced, no minimum or maximum dollar amounts were established by the Board and there is no expiration date for this program.  Currently, management has no plans to terminate this program.

(3)          All repurchases were made in open-market transactions.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of Sinclair Broadcast Group, Inc. was held on May 13, 2004.  At the meeting, two items, as set forth in proxy statement dated April 9, 2004, were submitted to the shareholders for a vote.  In response to Proposal I, the shareholders elected for a term expiring December 31, 2004, all persons nominated for directors as set forth in our proxy statement dated April 9, 2004.  Approximately 96.61% of the eligible votes were cast.  The table below sets forth the results of the voting for nominated directors:

Election of Directors	For	Against or Withheld
David D. Smith	405,303,725	25,825,624
Frederick G. Smith	405,282,832	25,846,517
J. Duncan Smith	407,254,052	23,875,297
Robert E. Smith	407,253,578	23,875,771
Basil A. Thomas	404,983,945	26,645,404
Lawrence E. McCanna	408,128,029	23,001,320
Daniel C. Keith	408,128,109	23,001,240
Martin R. Leader	408,126,719	23,002,630

In response to Proposal II, the shareholders ratified the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2004.  The table below sets forth the results of the voting for Ernst & Young:

For	Against	Abstain
409,121,498	22,003,335	4,516

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)        Exhibits

Exhibit Number	Description
10.1	Employment Agreement by and between Sinclair Broadcast Group, Inc. Barry M. Faber dated August 4, 2004.

31.1	Certification by David D. Smith, as Chairman and Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241)

31.2	Certification by David B. Amy, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241)

32.1	Certification by David D. Smith, as Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

32.2	Certification by David B. Amy, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

b)              Reports on Form 8-K

We furnished a report on Form 8-K dated April 14, 2004 under Item 12.  Such filing included our press release (dated April 13, 2004) titled Sinclair To Exceed First Quarter Revenue Estimates.

We furnished a report on Form 8-K dated May 6, 2004 under Item 12.  Such filing included our press release (dated May 6, 2004) titled Sinclair Reports First Quarter 2004 Results.

We filed a report on Form 8-K dated May 13, 2004 under Items 5 and 7.  Such filing included our press release (dated May 13, 2004) titled Sinclair Declares Common Stock Dividend For The First Time.

We furnished a report on Form 8-K dated June 25, 2004 under Item 9.  Such filing included our press release (dated June 25, 2004) titled Sinclair Refinances Term Loan Facilities at Lower Rate.

We filed a report on Form 8-K dated June 29, 2004 under Items 5 and 7.  Such filing included a copy of our Amended and Restated Credit Agreement (dated June 25, 2004).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on the 6th day of August 2004.

SINCLAIR BROADCAST GROUP, INC.

By:	/s/ David R. Bochenek
David R. Bochenek
Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1	Employment Agreement by and between Sinclair Broadcast Group, Inc. Barry M. Faber dated August 4, 2004.

31.1	Certification by David D. Smith, as Chairman and Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241)

31.2	Certification by David B. Amy, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241)

32.1	Certification by David D. Smith, as Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

32.2	Certification by David B. Amy, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)