Form 10-Q
period 2004-09-30
SINCLAIR BROADCAST GROUP INC
filed 2004-11-05
CIK 912752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes ☒                        No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒                        No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of each class	Number of shares outstanding as of November 1, 2004
Class A Common Stock	45,562,407
Class B Common Stock	39,606,995
Series D Preferred Stock	3,337,033

SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2004

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

ITEM 4. CONTROLS AND PROCEDURES

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 6. EXHIBITS

SIGNATURE

EXHIBIT INDEX

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$9,096	$28,730
Accounts receivable, net of allowance for doubtful accounts of $4,269 and $4,809, respectively	124,233	139,761
Current portion of program contract costs	60,719	61,053
Taxes receivable	411	1,952
Prepaid expenses and other current assets	10,131	14,091
Deferred barter costs	3,563	2,763
Deferred tax assets	12,441	12,443
Total current assets	220,594	260,793

PROGRAM CONTRACT COSTS, less current portion	33,439	34,218
LOANS TO AFFILIATES	16	1,381
PROPERTY AND EQUIPMENT, net	360,284	355,817
OTHER ASSETS	87,992	106,749
GOODWILL, net	1,118,534	1,118,534
BROADCAST LICENSES, net	443,900	429,507
DEFINITE-LIVED INTANGIBLE ASSETS, net	246,954	257,583
Total assets	$2,511,713	$2,564,582

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$6,219	$8,301
Accrued liabilities	62,815	70,609
Current portion of notes payable, capital leases and commercial bank financing	40,043	38,986
Current portion of notes and capital leases payable to affiliates	4,873	3,296
Current portion of program contracts payable	127,322	120,873
Deferred barter revenues	3,659	3,153
Total current liabilities	244,931	245,218
LONG-TERM LIABILITIES:
Notes payable, capital leases and commercial bank financing, less current portion	1,635,171	1,664,534
Notes and capital leases payable to affiliates, less current portion	21,135	25,641
Program contracts payable, less current portion	76,398	92,299
Deferred tax liabilities	206,812	190,614
Other long-term liabilities	90,824	114,705
Total liabilities	2,275,271	2,333,011
MINORITY INTEREST IN CONSOLIDATED ENTITIES	3,071	2,566
SHAREHOLDERS’ EQUITY:
Series D Preferred Stock, $0.01 par value, 3,450,000 shares authorized, 3,337,033 and 3,450,000 issued and outstanding, liquidation preference of $166,851,650 and $172,500,000, respectively	33	35
Class A Common Stock, $0.01 par value, 500,000,000 shares authorized, 45,531,252 and 44,598,278 shares issued and outstanding, respectively	455	446
Class B Common Stock, $0.01 par value, 140,000,000 shares authorized, 39,606,995 and 41,213,653 shares issued and outstanding, respectively	396	412
Additional paid-in capital	751,746	762,720
Additional paid-in capital - deferred stock compensation	(7)	(132)
Accumulated deficit	(519,252)	(533,916)
Accumulated other comprehensive loss	—	(560)
Total shareholders’ equity	233,371	229,005
Total liabilities and shareholders’ equity	$2,511,713	$2,564,582

The accompanying notes are an integral part of these unaudited consolidated statements.

SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
REVENUES:
Station broadcast revenues, net of agency commissions	$164,169	$161,290	$502,413	$488,687
Revenues realized from station barter arrangements	14,455	15,725	45,784	46,229
Other operating divisions revenue	2,845	2,422	10,779	10,973
Total revenues	181,469	179,437	558,976	545,889
OPERATING EXPENSES:
Station production expenses	38,165	35,787	117,261	111,467
Station selling, general and administrative expenses	39,719	36,865	120,515	108,673
Expenses recognized from station barter arrangements	13,375	14,844	42,353	43,121
Amortization of program contract costs and net realizable value adjustments	25,367	26,470	74,406	79,019
Stock-based compensation expense	317	391	1,298	1,487
Other operating divisions expenses	3,506	2,620	12,656	12,059
Depreciation and amortization of property and equipment	12,574	11,767	38,073	34,374
Corporate general and administrative expenses	4,559	4,171	15,495	13,954
Amortization of definite-lived intangible assets and other assets	4,759	4,811	14,369	14,480
Total operating expenses	142,341	137,726	436,426	418,634
Operating income	39,128	41,711	122,550	127,255
OTHER INCOME (EXPENSE):
Interest expense and amortization of debt discount and deferred financing costs	(31,963)	(33,405)	(97,180)	(94,777)
Subsidiary trust minority interest expense	—	—	—	(11,246)
Interest income	23	64	140	469
Loss on sale of assets	(12)	(2)	(45)	(389)
Unrealized gain from derivative instruments	1,602	9,241	20,576	8,094
Loss from extinguishment of securities	—	—	(2,453)	(15,187)
(Loss) income from equity and cost investees	(3,124)	(266)	255	581
Other income	183	190	572	978
Total other expenses	(33,291)	(24,178)	(78,135)	(111,477)
Income before income taxes	5,837	17,533	44,415	15,778
INCOME TAX PROVISION	(2,329)	(11,070)	(17,807)	(9,993)
NET INCOME	3,508	6,463	26,608	5,785
PREFERRED STOCK DIVIDENDS	2,503	2,588	7,678	7,763
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$1,005	$3,875	$18,930	$(1,978)
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$0.01	$0.05	$0.22	$(0.02)
Weighted average common shares outstanding	85,311	85,666	85,733	85,623
Weighted average common and common equivalent shares outstanding	85,319	85,806	85,883	85,742
Dividends per common share	$.025	$—	$.050	$—

The accompanying notes are an integral part of these unaudited consolidated statements.

SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

(in thousands) (Unaudited)

	Series D Preferred Stock	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Deferred Stock Compensation	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity

BALANCE, December 31, 2003	$35	$446	$412	$762,720	$(132)	$(533,916)	$(560)	$229,005
Dividends declared on Common Stock	—	—	—	—	—	(4,280)	—	(4,280)
Dividends paid on Series D Preferred Stock	—	—	—	—	—	(7,664)	—	(7,664)
Class A Common Stock issued pursuant to employee benefit plans and stock options exercised	—	3	—	3,316	—	—	—	3,319
Class B Common Stock converted to Class A Common Stock	—	16	(16)	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	125	—	—	125
Repurchase of 970,500 shares of Class A Common Stock	—	(10)	—	(9,540)	—	—	—	(9,550)
Repurchase of Series D Preferred Stock	(2)	—	—	(4,750)	—	—	—	(4,752)
Net income	—	—	—	—	—	26,608	—	26,608
Amortization of derivative instruments, net of tax provision of $304	—	—	—	—	—	—	560	560
BALANCE, September 30, 2004	$33	$455	$396	$751,746	$(7)	$(519,252)	$—	$233,371

Other comprehensive income:
Net income	$—	$—	$—	$—	$—	$26,608	$—	$26,608
Amortization of derivative instruments, net of tax provision of $304	—	—	—	—	—	—	560	560
Comprehensive income	$—	$—	$—	$—	$—	$26,608	$560	$27,168

The accompanying notes are an integral part of these unaudited consolidated statements.

SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands) (Unaudited)

	Nine Months Ended September 30,
	2004	2003
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$26,608	$5,785
Adjustments to reconcile net income to net cash flows from operating activities:
Amortization of debt discount	(811)	(568)
Depreciation and amortization of property and equipment	38,073	34,374
Recognition of deferred revenue	(3,693)	(3,706)
Accretion of capital leases	532	562
Income from equity and cost investees	(255)	(581)
Loss on sale of property	45	389
Amortization of deferred compensation	125	378
Unrealized gain from derivative instruments	(20,576)	(8,094)
Amortization of definite-lived intangible assets and other assets	14,369	14,480
Amortization of program contract costs and net realizable value adjustments	74,406	79,019
Amortization of deferred financing costs	2,185	2,248
Extinguishment of debt, non-cash portion	1,289	3,705
Amortization of derivative instruments	963	1,243
Deferred tax provision related to operations	17,115	8,138
Net effect of change in deferred barter revenues and deferred barter costs	(278)	(204)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Increase in minority interest	(183)	(86)
Decrease in receivables, net	15,065	18,020
Decrease in taxes receivable	1,541	37,522
Decrease in prepaid expenses and other current assets	4,367	15,225
Decrease in other long term assets	514	1,139
Decrease in accounts payable and accrued liabilities	(9,134)	(15,552)
(Decrease) increase in other long-term liabilities	(1,029)	591
Dividends and distributions from equity investees	1,320	288
Payments on program contracts payable	(83,186)	(79,584)
Net cash flows from operating activities	79,372	114,731
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(36,529)	(54,496)
Consolidation of variable interest entity	239	—
Payment for acquisition of television station licenses and related assets	—	(18,000)
Contributions in investments	(4,620)	(4,633)
Proceeds from sale of property	23	138
Loans to affiliates	(828)	(858)
Proceeds from loans to affiliates	2,182	552
Net cash flows used in investing activities	$(39,533)	$(77,297)

	Nine Months Ended September 30,
	2004	2003
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from commercial bank financing and notes payable	$511,000	$318,336
Repayments of notes payable, commercial bank financing and capital leases	(543,400)	(129,100)
Redemption of High Yield Trust Originated Preferred Securities	—	(200,000)
Repurchase of Series D Preferred Stock	(4,752)	—
Repurchase of Class A Common Stock	(9,550)	(1,544)
Proceeds from exercise of stock options	1,152	443
Payments for deferred financing costs	(953)	(7,258)
Dividends paid on Series D Preferred Stock	(7,678)	(7,763)
Dividends paid on Class A Common Stock	(2,143)	—
Repayments of notes and capital leases to affiliates	(3,149)	(2,968)
Net cash flows used in financing activities	(59,473)	(29,854)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(19,634)	7,580
CASH AND CASH EQUIVALENTS, beginning of period	28,730	5,327
CASH AND CASH EQUIVALENTS, end of period	$9,096	$12,907

The accompanying notes are an integral part of these unaudited consolidated statements.

SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Sinclair Broadcast Group, Inc. and all of our consolidated subsidiaries and variable interest entities.  We own and operate, provide sales services or provide programming and operating services pursuant to local marketing agreements (LMAs) to 62 television stations in 39 markets throughout the United States.  The financial statements of Cunningham Broadcasting Corporation, Acrodyne Communications, Inc. and G1440, Inc. are consolidated for the three and nine months ended September 30, 2004 and 2003.  The financial statements for the unrelated third party owner of WNAB-TV in Nashville, Tennessee, a variable interest entity for which we are the primary beneficiary, are consolidated as of March 31, 2004.  (See Variable Interest Entities below).

Interim Financial Statements

The consolidated financial statements for the three and nine months ended September 30, 2004 and 2003 are unaudited.  In the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for these periods.

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

Recent Accounting Pronouncements

In September 2004, the Emerging Issues Task Force (EITF) finalized Issue 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share (Issue 04-8).  Issue 04-8 requires all issued securities that have embedded market price contingent conversion features be included in the diluted earnings per share (diluted EPS) calculation.  Issue 04-8 is effective for all periods ending after December 15, 2004.  We are currently in the process of evaluating its effect on our diluted EPS.

During March 2004, the Financial Accounting Standards Board (FASB) issued an Exposure Draft (ED), Share-Based Payment as an amendment to FASB Statement No. 123, Accounting for Stock-Based Compensation.  This ED would require all share-based payments, including grants of employee stock options and our employee stock purchase plan, to be recognized in the income statement as compensation expense based on their fair values.  Recently, the FASB delayed the effective date of this ED to reporting periods ending after June 15, 2005.  We are currently in the process of evaluating its effect on our financial position, consolidated results of operations and consolidated cash flows; and we do not plan to adopt this standard until its effective date.

Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (FIN 46).  FIN 46 introduces the variable interest consolidation model, which determines control and consolidation based on potential variability in gains and losses of the entity being evaluated for consolidation.  We adopted FIN 46 on March 31, 2004.

We have determined that the unrelated third-party owner of WNAB-TV in Nashville is a variable interest entity (VIE) and that we are the primary beneficiary of the variable interests as a result of the terms of our outsourcing agreement, put options and call options. As a result, we were required to consolidate the assets and liabilities of WNAB-TV at their fair market values as of March 31, 2004.  The consolidated assets of WNAB-TV consist of broadcast licenses of $14.4 million, network affiliation of $3.0 million and property and equipment of $1.9 million.  The consolidation of WNAB-TV did not have a material impact on our results of operations.  We made payments to the unrelated third-party owner of WNAB-TV of $0.4 million related to our outsourcing agreement for both of the three months ended September 30, 2004 and 2003.  We made payments to the unrelated third-party owner of WNAB-TV of $1.2 million related to our outsourcing agreement for both of the nine months ended September 30, 2004 and 2003.  On January 2, 2003, we made an $18.0 million non-refundable deposit against the purchase price of the put or call option on the non-license assets.  We believe that our maximum exposure to loss as a result of our involvement with WNAB-TV consists of the fees that we pay related to the outsourcing agreement as well as any payments that we would be required to make under the put options held by the current owner related to the license and non-license assets.  (See Note 2, Commitments and Contingencies, WNAB Options).

We have determined that Cunningham Broadcasting Corporation (Cunningham) is a VIE and that we are the primary beneficiary of the variable interests.  We have been consolidating Cunningham’s financial statements since February 1, 2002; therefore, the implementation of FIN 46 did not have an effect on our financial statements with respect to our variable interest in Cunningham.  We made LMA payments to Cunningham of $1.2 million for both of the three months ended September 30, 2004 and 2003.  We made LMA payments to Cunningham of $4.6 million and $3.7 million for the nine months ended September 30, 2004 and 2003, respectively.  We received payments from Cunningham of $0.4 million and $0.1 million for the three months ended September 30, 2004 and 2003, respectively.  We received payments from Cunningham of $1.7 million and $0.3 million for the nine months ended September 30, 2004 and 2003, respectively.  The creditors of Cunningham have no recourse with respect to us.  We believe that our maximum exposure to loss as a result of our involvement with Cunningham consists of the fees that we pay related to the LMA agreements as well as payments that we would make as a result of exercising our option to acquire Cunningham, which provides for an option exercise price based on a formula that provides a 10% annual return to Cunningham.

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

Had compensation expense for our 2004, 2003 and prior year grants for stock-based compensation plans been determined consistent with SFAS No. 123, our net income (loss) available to common shareholders for these three and nine month periods would approximate the pro forma amounts below (in thousands, except per share data):

	Three Months Ended September 30, 2004		Three Months Ended September 30, 2003
	As Reported	Pro Forma	As Reported	Pro Forma
Net income available to common shareholders	$1,005	$393	$3,875	$1,705
Basic and diluted net income per common share	$0.01	$—	$0.05	$0.02

	Nine Months Ended September 30, 2004		Nine Months Ended September 30, 2003
	As Reported	Pro Forma	As Reported	Pro Forma
Net income (loss) available to common shareholders	$18,930	$16,348	$(1,978)	$(7,694)
Basic and diluted net income (loss) per common share	$0.22	$0.19	$(0.02)	$(0.09)

We have computed for pro forma disclosure purposes the value of all options granted during the three and nine months ended September 30, 2004 and 2003, respectively, using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Risk-free interest rate	3.57%	3.23%	3.08%	2.97%
Expected lives	5 years	5 years	5 years	5 years
Expected volatility	44%	51%	44%	51%
Weighted average fair value	$4.07	$4.76	$5.63	$4.57

Adjustments are made for options forfeited prior to vesting.

Income Taxes

Our effective tax rate decreased to 40.1% for the nine months ended September 30, 2004 from 63.3% for the nine months ended September 30, 2003.  The decrease in the effective tax rate primarily results from the treatment of the intercompany dividend in 2003 related to HYTOPS in a quarter in which we did not experience earnings and profits.  The HYTOPS were redeemed in 2003 and no such dividend occurred in 2004.  For a detailed discussion of the treatment of the HYTOPS and earnings and profits, please refer to Note (a) in Footnote 6 to the financial statements found in the KDSM, Inc. Form 10-K for the year ended December 31, 2002 as filed with the United States Securities and Exchange Commission.

Impairment of Investments

Each quarter, we review our investments for impairment.  For any investments that indicate a potential impairment, we estimate the fair values of those investments using discounted cash flow models, third party valuations or industry comparables, based on the various facts available to us.  As a result of these calculations, we recorded a loss from equity investees of $4.0 million in the income statement for the three months ended September 30, 2004.

Of this amount, $3.5 million was related to our investment in VisionAir, a software application provider of public safety products.  We initially invested $3.0 million in VisionAir in 2000 and we made an additional $0.5 million investment in May 2003.  We considered recent forecasts for the remainder of 2004 and for 2005 together with a third party valuation performed in 2003 to determine the fair value of our investment.  As a result of our fair value calculations, along with other facts available to us, we determined that it was appropriate to write-off the entire investment as of September 30, 2004.

The remaining loss from equity investees of $0.5 million was related to our investment in AppForge, a mobile software tools and services developer.  We initially invested $0.5 million in 2000 and we made additional investments of $0.1 million in 2002 and 2003, respectively.  We considered a third party valuation performed recently to determine the fair value of our investment.  As a result of our fair value calculations, we determined that it was appropriate to write-off $0.5 million of this investment.  The remaining net book value of this investment was $0.2 million as of September 30, 2004.

Acquisitions

On March 31, 2004, we acquired the television broadcast license for WFGX-TV in Pensacola, Florida, which we had previously operated pursuant to a local marketing agreement.  The consideration for the broadcast license assets was $0.5 million which was paid in two installments, one in February 1996 and the other in January 1999.  We have been consolidating the results of operations related to this acquisition since April 1, 2004.

Reclassifications

Certain reclassifications have been made to the prior periods’ financial statements to conform to the current year’s presentation.

2.              COMMITMENTS AND CONTINGENCIES:

Litigation

Lawsuits and claims are filed against us from time to time in the ordinary course of business.  These actions, other than what is discussed below, are in various preliminary stages and no judgments or decisions have been rendered by hearing boards or courts.  After reviewing developments to date with legal counsel, management is of the opinion that the outcome of such matters will not have a material adverse effect on our consolidated financial position, consolidated results of operations or consolidated cash flows.

There has been some controversy surrounding the recent airing of a news program, POW Story: Politics, Pressure, and the Media.  On October 19, 2004, a shareholder derivative suit was filed by a nominal shareholder against us and our Directors in the Baltimore City Circuit Court.  The suit alleges mismanagement of our company by our Directors in allowing the controlling shareholders to impose their own political and personal agendas on our news programming.  As of November 5, 2004, no Director has been served in the Baltimore City litigation, we expect service of process to occur in the near future.  Outside counsel is formulating a response to the lawsuit and negotiating the terms for accepting service upon the individual Directors.  We are also in receipt of a formal letter demanding that we sue three of our Directors for insider trading.  Our outside counsel has responded to the letter by noting to its writer that the allegations supporting the claims of insider trading are objectively incorrect.  We have been advised that the action demanded by the letter, even if based upon accurate facts, may fail to support a shareholder derivative suit of action necessitating any action by us on the demand.  Lastly, certain parties filed formal complaints against us with the Federal Communications Commission (FCC) and the Federal Election Commission (FEC).  The complaint filed with the FCC has subsequently been withdrawn.  Through outside counsel, we are drafting a response to the complaints filed with the FEC.  At this time, and based on the facts currently alleged and available, we have no reason to believe that the Baltimore City suit, the demand letter or the complaints at the FEC have merit nor will they have a material adverse effect on our consolidated financial position, consolidated results of operations or consolidated cash flows.

On November 1, 2004, an organization calling itself “Free Press” filed a petition with the FCC to deny the license renewal applications of six of our stations (WXLV-TV, Winston-Salem, North Carolina, WUPN-TV, Greensboro, North Carolina, WLFL-TV, Raleigh, North Carolina, WRDC-TV, Durham, North Carolina, WLOS-TV, Asheville, North Carolina, and WMMP-TV, Charleston, South Carolina) and two Cunningham Broadcasting Corporation stations (WBSC-TV, Anderson, South Carolina and WTAT-TV, Charleston, South Carolina), which are programmed by us pursuant to LMAs.  The petition contains essentially the same allegations that have been brought in the past by the Rainbow/PUSH Coalition, which were dismissed or denied by the FCC, and several other allegations which we believe have no merit nor will they have a material adverse effect on our consolidated financial position, consolidated results of operations or consolidated cash flows.

Operating Leases

As of September 30, 2004, we had an outstanding letter of credit of $0.9 million under our revolving credit facility.  The letter of credit acts as a guarantee of lease payments for the property occupied by WTTA-TV in Tampa, Florida pursuant to the terms and conditions of the lease agreement.

Affiliation Agreements

Sixty of the 62 television stations that we own and operate, or to which we provide programming services or sales services, currently operate as affiliates of FOX (20 stations), WB (19 stations), ABC (9 stations), NBC (3 stations), UPN (6 stations) and CBS (3 stations).  The remaining two stations are independent.  The networks produce and distribute programming in exchange for each station’s commitment to air the programming at specified times and for commercial announcement time during the programming.

During July 2004, we entered into an affiliation agreement with ABC for WKEF-TV in Dayton, Ohio.  WKEF-TV (channel 22) switched from its NBC network affiliation to the ABC Television Network beginning August 30, 2004.  WKEF-TV’s current syndicated and local news programming continues to be aired on channel 22.  As of September 30, 2004, the corresponding net book value of the affiliation agreement was $14.0 million.  We tested the affiliation agreement of WKEF-TV for impairment in accordance with SFAS No.144, Accounting for the Impairment or Disposal of Long-Lived Assets.

The NBC affiliation agreement with WICS/WICD-TV in Champaign/Springfield, Illinois expired on April 1, 2004.  We continue to program this station as an NBC affiliate without a formal agreement.  On February 25, 2004, NBC informed us that they intend to terminate our affiliation with WICS/WICD effective September 2005 in order to affiliate with another station in that market.  We have engaged in discussions with ABC Television Network regarding affiliating with ABC in that market because the station which is scheduled to acquire our NBC affiliation is currently the ABC affiliate in Champaign/Springfield.  As of September 30, 2004, the corresponding net book value of the affiliation agreement was $9.9 million.

The affiliation agreements of three ABC stations (WEAR-TV in Pensacola, Florida, WCHS-TV in Charleston, West Virginia and WXLV-TV in Greensboro/Winston-Salem, North Carolina) have expired.  We continue to operate these stations as ABC affiliates and we do not believe ABC has any current plans to terminate the affiliation agreements with any of these stations, although we can make no assurance that ABC will not do so.

The following affiliate agreements are scheduled to expire during 2004:

•                  The ABC affiliate agreements with WLOS-TV in Asheville, North Carolina and WSYX-TV in Columbus, Ohio were extended on the same terms through November 30, 2004.

•                  In order to allow us and UPN to continue good faith negotiations regarding their affiliation agreements, the UPN affiliate agreements for WRDC-TV in Raleigh, North Carolina, WUXP-TV in Nashville, Tennessee, WCGV-TV in Milwaukee, Wisconsin, WABM-TV in Birmingham, Alabama, WUPN-TV in Greensboro/Winston-Salem, North Carolina and WMMP-TV in Charleston, South Carolina, which expired on July 31, 2004, were extended through December 31, 2004.  Certain terms of these agreements were modified and apply through the extended expiration date.  These modifications do not have a material impact on our financial position, consolidated results of operations and consolidated cash flows.  As of September 30, 2004, the net book value of these UPN agreements was $4.1 million.

•                  The CBS affiliate agreements with KGAN-TV in Cedar Rapids, Iowa and WGME-TV in Portland, Maine are scheduled to expire on December 31, 2004.

We are currently engaged in negotiations with ABC, UPN and CBS regarding continuing our network affiliation agreements.  The non-renewal or termination of one or more of these or any of our other network affiliation agreements would prevent us from being able to carry programming of the relevant network. This loss of programming would require us to obtain replacement programming, which may involve higher costs and which may not be as attractive to our target audiences, resulting in reduced revenues.  Upon the termination of any of the above affiliation agreements, we would be required to establish new affiliation agreements with other networks or operate as an independent station.  At such time, the remaining value of the network affiliation asset could become impaired and we would be required to write down the value of the asset.  At this time we can not predict the final outcome of these negotiations and any impact they may have on our financial position, consolidated results of operations or consolidated cash flows.

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

When the FCC decided to attribute LMAs for ownership purposes in 1999, it grandfathered our LMAs that were entered into prior to November 5, 1996, permitting the applicable stations to continue operations pursuant to the LMAs until the conclusion of the FCC’s 2004 biennial review.  The attribution of several other of our LMAs was stayed by the Court of Appeals.  As part of the 2004 biennial review, the FCC stated it would conduct a case-by case review of grandfathered LMAs and assess the appropriateness of extending the grandfathering period.  Recently, the FCC invited comments as to whether, instead of beginning the biennial review in 2004, it should begin review of the grandfathered LMAs in 2006.  We cannot predict when the FCC will begin its review of those LMAs.

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

If we are required by the FCC to terminate or modify our LMAs, our business could be affected in the following ways:

•                  Losses on investments.  As part of our LMA arrangements, we own the non-license assets used by the stations with which we have LMAs.  If certain of these LMA arrangements are no longer permitted, we could be forced to sell these assets, restructure our agreements or find another use for them.  If this happens, the market for such assets may not be as good as when we purchased them and therefore, we cannot be certain that we will recoup our original investments.

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

3.              SUPPLEMENTAL CASH FLOW INFORMATION (in thousands):

During the nine months ended September 30, 2004 and 2003, our supplemental cash flow information was as follows:

	Nine Months Ended September 30,
	2004	2003
Capital lease obligations incurred	$4,727	$2,699
Income taxes paid from continuing operations	$1,737	$1,996
Income (taxes paid) tax refunds received related to sale of discontinued operations	$(256)	$339
Income tax refunds received	$1,340	$38,378
Subsidiary trust minority interest payments	$—	$10,979
Interest payments	$99,289	$85,522
Payments related to extinguishment of debt	$1,168	$11,482

4.              COMPREHENSIVE INCOME:

Total comprehensive income was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income	$3,508	$6,463	$26,608	$5,785
Amortization of derivative instruments, net of taxes	—	280	560	840
Total comprehensive income	$3,508	$6,743	$27,168	$6,625

5.              EARNINGS (LOSS) PER SHARE:

The following table reconciles income (numerator) and shares (denominator) used in our computations of earnings (loss) per share for the three and nine months ended September 30, 2004 and 2003 (in thousands, except per share data):

	Three Months Ended September 30,
	2004	2003
Income (Numerator)
Net income	$3,508	$6,463
Preferred stock dividends payable	(2,503)	(2,588)
Net income available to common shareholders	$1,005	$3,875

Shares (Denominator)
Weighted-average number of common shares	85,311	85,666
Dilutive effect of outstanding stock options	8	140
Weighted-average number of common equivalent shares outstanding	85,319	85,806

	Nine Months Ended September 30,
	2004	2003
Income (Numerator)
Net income	$26,608	$5,785
Preferred stock dividends payable	(7,678)	(7,763)
Net income (loss) available to common shareholders	$18,930	$(1,978)

Shares (Denominator)
Weighted-average number of common shares	85,733	85,623
Dilutive effect of outstanding stock options	150	119
Weighted-average number of common equivalent shares outstanding	85,883	85,742

Basic earnings (loss) per share (EPS) are calculated using the weighted average number of shares outstanding during the period.  Diluted earnings (loss) per share (diluted EPS) includes the potentially dilutive effect, if any, which would occur if outstanding options to purchase common stock were exercised using the treasury stock method.  Stock options to exercise eight thousand incremental shares of common stock were outstanding during the quarter ended September 30, 2004, and stock options to exercise 0.1 million incremental shares of common stock were outstanding during the quarter ended September 30, 2003.  Stock options to exercise 0.2 million incremental shares of common stock were outstanding during the nine months ended September 30, 2004.  Stock options to exercise 0.1 million incremental shares of common stock were outstanding during the nine months ended September 30, 2003, but were not included in the computation of diluted EPS as the effect would be anti-dilutive.  The remaining options to purchase shares of common stock that were outstanding during the three and nine months ended September 30, 2004 and September 30, 2003 were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares.

6.              2002 BANK CREDIT AGREEMENT AMENDMENT:

On June 25, 2004, we amended and restated our Bank Credit Agreement (the 2002 Bank Credit Agreement), lowering our annual interest rate.  As part of the amendment, we fully redeemed our $460.9 million Term Loan B Facility with borrowings under our revolving credit facility and with new lower priced, $150.0 million Term Loan A and $250.0 million Term Loan C Facilities.

The Term Loan A Facility is repayable in quarterly installments, amortizing as follows:

•                  1.25% per quarter commencing March 31, 2005 to March 31, 2007

•                  2.50% per quarter commencing March 31, 2007 and continuing through its maturity on June 30, 2009

The Term Loan C Facility is repayable in quarterly installments, amortizing 0.25% per quarter, commencing March 31, 2005 through its maturity on December 31, 2009.  We did not make any changes to the terms of our $225.0 million Revolving Credit Facility commitment, of which $55.0 million was outstanding as of September 30, 2004.

The applicable interest rate on the Term Loan A Facility is London Interbank Offered Rate (LIBOR) plus 1.75% with step-downs tied to a leverage grid.  The applicable interest rate on the Term Loan C Facility is LIBOR plus 1.75%.

As a result of amending the 2002 Bank Credit Agreement, we incurred debt acquisition costs of $1.8 million and recognized a loss of $2.5 million.  This loss represents the write-off of certain debt acquisition costs associated with indebtedness replaced by the new facilities.  The loss was computed in accordance with EITF No. 96-19, Debtors Accounting for a Modification or Exchange of Debt Instruments.

7.              DERIVATIVE INSTRUMENTS:

We enter into derivative instruments primarily to reduce the impact of changing interest rates on our floating rate debt and to reduce the impact of changing fair market values of our fixed rate debt.  As of September 30, 2004, we held the following derivative instruments:

•                  We hold two interest rate swap agreements with financial institutions that have a notional amounts totaling $575.0 million that expire on June 5, 2006.  In June 2003, we assigned $200.0 million of the notional amount to a second financial institution.  These swap agreements require us to pay a fixed rate, which is set in the range of 6.25% to 7.00% and receive a floating rate based on the three month LIBOR (measurement and settlement is performed quarterly).  These swap agreements are reflected as a derivative obligation based on their fair value of $33.5 million and $54.1 million as a component of other long-term liabilities in the accompanying consolidated balance sheets as of September 30, 2004 and December 31, 2003, respectively.  These swap agreements do not qualify for hedge accounting treatment under SFAS No. 133; therefore, changes in their fair market values are reflected currently in earnings as unrealized gain (loss) from derivative instruments.  We incurred an unrealized gain of $1.6 million for the quarter ended September 30, 2004 and an unrealized gain of $9.2 million during the quarter ended September 30, 2003, related to these instruments.  The instrument with a notional amount of $375.0 million contains a European style (that is, exercisable only on the expiration date) termination option and can be terminated partially or in full by the counterparty on June 3, 2005 at its fair market value.  The interest rate swap agreement with a notional amount of $200.0 million does not have an option to terminate before it expires.  We estimate the fair market value of the $375.0 million and $200.0 million agreements at September 30, 2004 to be $21.7 million and $11.8 million, respectively, based on quotations from the counterparty. These amounts are reflected as a component of other long-term liabilities on our consolidated balance sheet as of September 30, 2004.

•                  In March 2002, we entered into two interest rate swap agreements with notional amounts totaling $300.0 million which expire on March 15, 2012, for which we receive a fixed rate of 8% and pay a floating rate based on LIBOR (measurement and settlement is performed quarterly).  These swaps are accounted for as a hedge of our 8% Senior Subordinated Notes in accordance with SFAS No. 133 whereby changes in the fair market value of the swaps are reflected as adjustments to the carrying amount of the 8% Senior Subordinated Notes.  These swaps are reflected in the accompanying balance sheet as a derivative asset and as a premium on the 8% Senior Subordinated Notes based on their fair value of $17.3 million.

•                  In November 2003, we entered into two interest rate swap agreements with notional amounts totaling $100.0 million, which expire March 15, 2012, for which we receive a fixed rate of 8% and pay a floating rate based on LIBOR (measurement and settlement is performed quarterly).  These swaps are accounted for as a hedge of our 8% Senior Subordinated Notes in accordance with SFAS No. 133, whereby changes in the fair market value of the swaps are reflected as adjustments to the carrying amount of the 8% Senior Subordinated Notes.  These swaps are reflected on the accompanying balance sheet as a derivative liability and as a discount on the 8% Senior Subordinated Notes based on their fair value of $1.0 million.

The counterparties to these agreements are international financial institutions. We estimate the net fair value of these instruments at September 30, 2004 to be a liability of $15.2 million.  The fair value of the interest rate swap agreements is estimated by obtaining quotations from the financial institutions, party to each derivative contract. The fair value is an estimate of the net amount that we would pay on September 30, 2004 if we cancelled the contracts or transferred them to other parties.

8.              CONDENSED CONSOLIDATING FINANCIAL STATEMENTS:

Sinclair Television Group, Inc. (STG) is a 100% owned subsidiary of Sinclair Broadcast Group, Inc. (BBG) and was incorporated in 2003.  On September 30, 2003, we completed the creation of a modified holding company structure, whereby we transferred substantially all of our television broadcast assets and liabilities to STG. As such, STG has become the primary obligor under our 2002 Bank Credit Agreement, the 8.75% Senior Subordinated Notes due 2011 and the 8% Senior Subordinated Notes due 2012.  Our Class A Common Stock, Class B Common Stock, Series D Convertible Exchangeable Preferred Stock and the 4.875% Convertible Senior Subordinated Notes remain at SBG and are not obligations or securities of STG.

SBG and KDSM, LLC, a 100% owned subsidiary of SBG have fully and unconditionally guaranteed all of STG’s obligations.  Those guarantees are joint and several.  There are no significant restrictions on the ability of SBG, STG or KDSM, LLC to obtain funds from their subsidiaries in the form of dividends or loans.

Although the modified holding company structure using STG was created on September 30, 2003, we have presented balance sheets, statements of operations and cash flows as if STG was in existence in prior periods.

The following condensed consolidating financial statements present the financial position, results of operations, and cash flows of SBG, STG, KDSM LLC, the direct and indirect non-guarantor subsidiaries of SBG and the eliminations necessary to arrive at our information on a consolidated basis.  These statements are presented in accordance with the disclosure requirements under Securities and Exchange Commission Regulation S-X, Rule 3-10.

SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

AS OF SEPTEMBER 30, 2004

(in thousands) (unaudited)

		Guarantor Subsidiaries
	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Cash	$—	$7,753	$23	$1,320	$—	$9,096
Accounts receivable	175	119,802	1,095	3,161	—	124,233
Other current assets	2,883	78,743	796	4,843	—	87,265
Total current assets	3,058	206,298	1,914	9,324	—	220,594

Property and equipment, net	10,975	341,043	5,258	3,008	—	360,284

Investment in consolidated subsidiaries	330,748	—	—	—	(330,748)	—
Other long-term assets	57,166	71,407	572	10,513	(18,211)	121,447
Total other long-term assets	387,914	71,407	572	10,513	(348,959)	121,447

Acquired intangible assets	—	1,755,966	5,789	47,633	—	1,809,388

Total Assets	$401,947	$2,374,714	$13,533	$70,478	$(348,959)	$2,511,713

Accounts payable and accrued liabilities	$7,006	$54,926	$429	$6,673	$—	$69,034
Current portion of long-term debt	2,183	9,233	—	33,500	—	44,916
Other current liabilities	—	128,385	1,567	1,029	—	130,981
Total current liabilities	9,189	192,544	1,996	41,202	—	244,931
Long-term debt	159,387	1,494,648	2,271	—	—	1,656,306
Other liabilities	—	387,842	1,060	6,414	(18,211)	377,105
Total liabilities	168,576	2,075,034	5,327	47,616	(18,211)	2,278,342

Preferred stock	33	—	—	—	—	33
Common stock	851	—	—	—	—	851
Additional paid-in capital	751,739	588,620	20,295	65,179	(674,094)	751,739
Accumulated deficit	(519,252)	(288,940)	(12,089)	(42,317)	343,346	(519,252)
Total shareholders’ equity	233,371	299,680	8,206	22,862	(330,748)	233,371
Total Liabilities and Shareholders’ Equity	$401,947	$2,374,714	$13,533	$70,478	$(348,959)	$2,511,713

SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

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

SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004

(in thousands) (unaudited)

		Guarantor Subsidiaries
	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Net revenue	$—	$176,670	$1,954	$2,845	$—	$181,469

Program and production	—	37,789	376	—	—	38,165
Selling, general and administrative	3,382	39,715	529	652	—	44,278
Depreciation, amortization and other operating expenses	525	54,988	527	3,858	—	59,898
Total operating expenses	3,907	132,492	1,432	4,510	—	142,341

Operating (loss) income	(3,907)	44,178	522	(1,665)	—	39,128

Equity in earnings of subsidiaries	8,695	—	—	—	(8,695)	—
Interest income (expense)	8	21	—	(6)	—	23
Interest expense	(2,182)	(29,362)	(65)	(354)	—	(31,963)
Other income (expense)	872	1,604	124	(3,951)	—	(1,351)
Total other income (expense)	7,393	(27,737)	59	(4,311)	(8,695)	(33,291)

Income tax benefit (provision)	22	(3,725)	—	1,374	—	(2,329)
Net income (loss)	$3,508	$12,716	$581	$(4,602)	$(8,695)	$3,508

SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

(in thousands) (unaudited)

		Guarantor Subsidiaries
	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Net revenue	$—	$542,449	$5,748	$10,779	$—	$558,976

Program and production	—	116,074	1,187	—	—	117,261
Selling, general and administrative	11,129	121,192	1,766	1,923	—	136,010
Depreciation, amortization and other operating expenses	1,754	165,847	1,877	13,677	—	183,155
Total operating expenses	12,883	403,113	4,830	15,600	—	436,426

Operating (loss) income	(12,883)	139,336	918	(4,821)	—	122,550

Equity in earnings of subsidiaries	39,020	—	—	—	(39,020)	—
Interest income	21	119	—	—	—	140
Interest expense	(6,525)	(89,147)	(194)	(1,314)	—	(97,180)
Other income (expense)	5,123	18,289	195	(4,702)	—	18,905
Total other income (expense)	37,639	(70,739)	1	(6,016)	(39,020)	(78,135)

Income tax benefit (provision)	1,852	(22,031)	—	2,372	—	(17,807)
Net income (loss)	$26,608	$46,566	$919	$(8,465)	$(39,020)	$26,608

SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED PRO FORMA STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003

(in thousands) (unaudited)

		Guarantor Subsidiaries
	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Net revenue	$—	$175,241	$1,774	$2,422	$—	$179,437

Program and production	—	35,405	382	—	—	35,787
Selling, general and administrative	2,800	36,880	596	760	—	41,036
Depreciation, amortization and other operating expenses	706	56,473	745	2,979	—	60,903
Total operating expenses	3,506	128,758	1,723	3,739	—	137,726
					—
Operating (loss) income	(3,506)	46,483	51	(1,317)	—	41,711

Equity in earnings of subsidiaries	207	—	—	—	(207)	—
Interest income	56	8	—	—	—	64
Interest expense	(2,084)	(30,780)	(64)	(477)	—	(33,405)
Other income (expense)	2,351	8,368	(77)	(1,479)	—	9,163
Total other income (expense)	530	(22,404)	(141)	(1,956)	(207)	(24,178)

Income tax benefit (provision)	9,439	(22,966)	—	2,457	—	(11,070)
Net income (loss)	$6,463	$1,113	$(90)	$(816)	$(207)	$6,463

SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED PRO FORMA STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

(in thousands) (unaudited)

		Guarantor Subsidiaries
	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Net revenue	$—	$529,086	$5,830	$10,973	$—	$545,889
					—
Program and production	—	110,220	1,247	—	—	111,467
Selling, general and administrative	10,344	108,750	1,795	1,738	—	122,627
Depreciation, amortization and other operating expenses	2,083	166,713	2,625	13,119	—	184,540
Total operating expenses	12,427	385,683	5,667	14,857	—	418,634
					—
Operating (loss) income	(12,427)	143,403	163	(3,884)	—	127,255

Equity in earnings of subsidiaries	22,024	—	—	—	(22,024)	—
Interest income	445	24	—	—	—	469
Interest expense	(3,024)	(89,676)	(11,765)	(1,558)	—	(106,023)
Other income (expense)	3,111	7,347	(2,629)	(1,452)	(12,300)	(5,923)
Total other income (expense)	22,556	(82,305)	(14,394)	(3,010)	(34,324)	(111,477)

Income tax benefit (provision)	7,957	(20,219)	—	2,269	—	(9,993)
Net income (loss)	$18,086	$40,879	$(14,231)	$(4,625)	$(34,324)	$5,785

SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

(in thousands) (unaudited)

		Guarantor Subsidiaries
	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES	$(14,502)	$101,690	$1,487	$(9,303)	$—	$79,372
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(897)	(35,385)	(243)	(4)	—	(36,529)
Variable interest entity elimination entries	—	18,249	—	(18,249)	—	—
Consolidation of variable interest entity	—	—	—	239	—	239
Additional investments	(2,464)	(2,156)	—	—	—	(4,620)
Proceeds from the sale of property	—	23	—	—	—	23
Loans to affiliates	(828)	—	—	—	—	(828)
Proceeds from loans to affiliates	2,182	—	—	—	—	2,182
Net cash flows from (used in) investing activities	(2,007)	(19,269)	(243)	(18,014)	—	(39,533)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable and commercial bank financing	—	511,000	—	—	—	511,000
Repayments of notes payable, commercial bank financing and capital leases	(1,158)	(540,742)	—	(1,500)	—	(543,400)
Repurchase of Series D Preferred Stock	(4,752)	—	—	—	—	(4,752)
Repurchase of Class A Common Stock	(9,550)	—	—	—	—	(9,550)
Proceeds from exercise of stock options	1,152	—	—	—	—	1,152
Payments for deferred financing costs	(6)	(818)	—	(129)	—	(953)
Increase (decrease) in intercompany payables	40,644	(66,399)	(1,265)	27,020	—	—
Dividends paid on Series D Preferred Stock	(7,678)	—	—	—	—	(7,678)
Dividends paid on Class A Common Stock	(2,143)	—	—	—	—	(2,143)
Repayment of notes and capital leases to affiliates	—	(3,149)	—	—	—	(3,149)
Net cash flows from (used in) financing activities	16,509	(100,108)	(1,265)	25,391	—	(59,473)

NET DECREASE IN CASH AND CASH EQUIVALENTS	—	(17,687)	(21)	(1,926)	—	(19,634)
CASH AND CASH EQUIVALENTS, beginning of period	—	25,440	44	3,246	—	28,730
CASH AND CASH EQUIVALENTS, end of period	$—	$7,753	$23	$1,320	$—	$9,096

SINCLAIR BROADCAST GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED PRO-FORMA STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

(in thousands) (unaudited)

		Guarantor Subsidiaries
	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES	$11,126	$127,951	$(10,163)	$(1,883)	$(12,300)	$114,731
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(1,976)	(52,410)	(110)	—	—	(54,496)
Deposit related to the acquisition of broadcast assets	—	(18,000)	—	—	—	(18,000)
Additional investments	(4,505)	(128)	—	—	—	(4,633)
Proceeds from the sale of property	—	138	—	—	—	138
Loans to affiliates	(858)	—	—	—	—	(858)
Proceeds from loans to affiliates	552	—	—	—	—	552
Net cash flows used in investing activities	(6,787)	(70,400)	(110)	—	—	(77,297)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from commercial bank financing and notes payable	150,000	168,336	—	—	—	318,336
Repayments of notes payable, commercial bank financing and capital leases	(1,081)	(128,019)	—	—	—	(129,100)
Redemption of HYTOPS	—	—	(200,000)	—	—	(200,000)
Repurchase of Class A Common Stock	(1,544)	—	—	—	—	(1,544)
Proceeds from exercise of stock options	443	—	—	—	—	443
Payments for deferred financing costs	(4,723)	(2,535)	—	—	—	(7,258)
Increase (decrease) in intercompany payables	78,829	(86,471)	4,111	3,531	—	—
Dividends paid on Series D Preferred Stock	(7,763)	—	—	—	—	(7,763)
Payment of KDSM dividend	(12,300)	—	—	—	12,300	—
Redemption of parent preferred securities	(206,200)	—	206,200	—	—	—
Repayment of notes and capital leases to affiliates	—	(2,968)	—	—	—	(2,968)
Net cash flows (used in) from financing activities	(4,339)	(51,657)	10,311	3,531	12,300	(29,854)

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	5,894	38	1,648	—	7,580
CASH AND CASH EQUIVALENTS, beginning of period	—	3,704	5	1,618	—	5,327
CASH AND CASH EQUIVALENTS, end of period	$—	$9,598	$43	$3,266	$—	$12,907

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

Other matters set forth in this report, including the risk factors set forth in our Form 10-K filed with the Securities and Exchange Commission may also cause actual results in the future to differ materially from those described in the forward-looking statements.  We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this report might not occur.

The following table sets forth certain operating data for the three and nine months ended September 30, 2004 and 2003:

OPERATING DATA (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Statement of Operations Data:
Net broadcast revenues (a)	$164,169	$161,290	$502,413	$488,687
Barter revenues	14,455	15,725	45,784	46,229
Other operating divisions revenues	2,845	2,422	10,779	10,973
Total revenues	181,469	179,437	558,976	545,889
Station production expenses	38,165	35,787	117,261	111,467
Station selling, general and administrative expenses	39,719	36,865	120,515	108,673
Expenses recognized from station barter arrangements	13,375	14,844	42,353	43,121
Depreciation and amortization expense (b)	17,333	16,578	52,442	48,854
Amortization of program contracts costs and net realizable value adjustments	25,367	26,470	74,406	79,019
Stock-based compensation	317	391	1,298	1,487
Other operating divisions’ expenses	3,506	2,620	12,656	12,059
Corporate general and administrative expenses	4,559	4,171	15,495	13,954
Operating income	39,128	41,711	122,550	127,255
Interest expense	(31,963)	(33,405)	(97,180)	(94,777)
Subsidiary trust minority interest expense (c)	—	—	—	(11,246)
Interest income	23	64	140	469
Loss on sale of broadcast assets	(12)	(2)	(45)	(389)
Unrealized gain on derivative instrument	1,602	9,241	20,576	8,094
Loss from extinguishment of securities	—	—	(2,453)	(15,187)
(Loss) income from equity and cost investees	(3,124)	(266)	255	581
Other income	183	190	572	978
Income before income taxes	5,837	17,533	44,415	15,778
Provision for income taxes	(2,329)	(11,070)	(17,807)	(9,993)
Net income	$3,508	$6,463	$26,608	$5,785
Net income (loss) available to common shareholders	$1,005	$3,875	$18,930	$(1,978)

Per Share Data:
Basic and diluted net earnings per share	$0.01	$0.05	$0.22	$(0.02)

	September 30, 2004	December 31, 2003
Balance Sheet Data:
Cash and cash equivalents	$9,096	$28,730
Total assets	$2,511,713	$2,564,582
Total debt (d)	$1,701,222	$1,732,457
Total shareholders’ equity	$233,371	$229,005

(a)          “Net broadcast revenues” are defined as station broadcast revenues net of agency commissions.

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

RESULTS OF OPERATIONS

Overview

Record levels of political advertising spending at our stations continued to drive our revenues in the third quarter and we expect this trend to continue into the fourth quarter.  Meanwhile, automotive spending, our single largest advertising category, was soft due to the drop in spending, commercial production and consumer incentive programs by the automotive manufacturers.  During the quarter, several major hurricanes affected the operations of eight of our stations in Southeastern states, although the financial statement impact was immaterial.  For the second quarter in a row, we declared a dividend on our Common Stock and we continued to repurchase shares of our Preferred and Class A Common Stock.

Three Months Ended September 30, 2004 and 2003

Net income available to common shareholders for the three months ended September 30, 2004 was $1.0 million or net earnings of $0.01 per share compared to a net income of $3.9 million or net earnings of $0.05 per share for the three months ended September 30, 2003.

Net broadcast revenues increased to $164.2 million for the three months ended September 30, 2004 from $161.3 million for the three months ended September 30, 2003 or 1.8%.  During the third quarter of 2004, revenue from political advertising was $8.0 million, an increase of $6.7 million as compared to the same period last year.  From a revenue category standpoint, the quarter ended September 30, 2004, when compared to the quarter ended September 30, 2003, was positively impacted by higher advertising revenues generated from the political, paid programming and school sectors, offset by decreases in the automotive industry, our single largest advertising category, as well as decreases in the fast food and retail sectors.

During the three months ended September 30, 2004, national revenues increased to $65.2 million or 5.2%, from $62.0 million during the same period last year.  National political revenues increased to $6.5 million or 490.9%, from $1.1 million during the same period last year.  During the three months ended September 30, 2004, local revenues decreased to $91.1 million or 0.9%, from $91.9 million during the same period last year.  Local political revenues increased to $1.5 million or 1400.0%, from $0.1 million during the same period last year.  Unlike 2003, 2004 is a national election year which led to the increase in political revenue.

National revenues, excluding political revenues, decreased $2.2 million to $58.7 million or 3.6%, during the three months ended September 30, 2004 from $60.9 million during the same period last year.  Local revenues, excluding political revenues, decreased $2.1 million to $89.6 million or 2.3%, during the three months ended September 30, 2004 from $91.7 million during the same period last year.  The decrease in national revenues is related to the downward trend in overall spending by national advertisers and from the increase in the number of competitive media outlets providing national advertisers additional means by which to advertise their goods or services.

From a network affiliate perspective, broadcast revenue from time sales at our FOX affiliates, which represent our largest affiliation at 36.2% of total net time sales, was down 2.9% for the third quarter 2004 as compared to the third quarter 2003.  The network affiliations that experienced the largest revenue growth for the three months ended September 30, 2004 were our NBC (4.9% of the total) and ABC (17.6% of the total) affiliates which increased 22.1% and 9.2%, respectively, compared with the three months ended September 30, 2003.  Our UPN (7.3% of the total) and CBS (7.9% of the total) affiliates also experienced solid growth of 6.7% and 4.5%, respectively, compared with the three months ended September 30, 2003.  The WB (25.1% of total) affiliates experienced a decline of 2.2% for the three months ended September 30, 2004, as compared to the same period last year.

During the three months ended September 30, 2004, the other operating divisions’ revenue that related to G1440, our software development and consulting company, increased by $0.5 million to $1.7 million or 41.7%, from $1.2 million for the same period last year.  G1440’s operating expenses increased by $0.5 million to $1.7 million for the three months ended September 30, 2004 as compared to $1.2 million for the same period last year.  Other operating divisions’ revenue related to our ownership interest in Acrodyne decreased by $0.1 million to $1.1 million from revenues of $1.2 million for the three months ended September 30, 2003.  Acrodyne’s operating expenses increased $0.4 million to $1.8 million for the three months ended September 30, 2004, as compared to $1.4 million for the same period last year.

Station production expenses were $38.2 million for the three months ended September 30, 2004, compared to $35.8 million for the three months ended September 30, 2003, an increase of $2.4 million or 6.7%.  Station production costs increased as a result of increases in salary expense of $0.8 million, news expense related to the commencement of News Central during the third and fourth quarters of 2003 in the Tampa, Las Vegas, Greensboro, Birmingham, Milwaukee and Cincinnati markets of $0.6 million, other news expense of $0.5 million, an increase in Nielsen rating service fees of $0.7 million, promotion expense of $0.3 million and engineering expense of $0.2 million, offset by a decrease in costs related to local marketing agreements (LMAs) and outsourcing agreements of $0.4 million and decreased programming expenses of $0.3 million.

Station selling, general and administrative expenses were $39.7 million for the three months ended September 30, 2004 compared to $36.9 million for the three months ended September 30, 2003, an increase of $2.8 million or 7.6%.  We had an increase in sales expense related to our direct mail initiative of $2.3 million, an increase in vacation, salary and payroll taxes of $0.3 million, an increase in trade expense of $0.3 million, an increase in general insurance of $0.2 million and $0.5 million in miscellaneous increases, offset by decreases in commissions of $0.3 million and legal fees of $0.5 million.

Depreciation and amortization expense decreased $0.3 million to $42.7 million for the three months ended September 30, 2004 from $43.0 million for the three months ended September 30, 2003.  This was related to an increase in fixed asset depreciation of $0.8 million related to our property additions, primarily from our digital television conversion and centralized news investments, offset by a decrease in amortization of $1.1 million related to our program contract costs and net realizable value (NRV) adjustments as a result of lower cost of additions of new programming during 2004 as compared to 2003.  Amortization of definite-lived intangible assets was slightly lower.

Corporate general and administrative expenses increased $0.4 million to $4.6 million for the three months ended September 30, 2004 from $4.2 million for the three months ended September 30, 2003 or 9.5%.  The increase relates to an increase in salary expense of $0.6 million, offset by decreases in legal expense of $0.1 million and other miscellaneous decreases of $0.1 million.  Corporate general and administrative expenses represent the cost to operate our corporate headquarters location.  Such costs include, among other things, corporate departmental salaries, bonuses and fringe benefits, officers’ life insurance, rent, telephone, consulting fees, legal and accounting fees and director fees.  Corporate departments include executive, treasury, finance and accounting, human resources, technology, corporate relations, legal, sales, operations and purchasing.

Interest expense decreased $1.4 million to $32.0 million for the three months ended September 30, 2004 from $33.4 million for the three months ended September 30, 2003 or 4.2%.  The decrease in interest expense for the three months ended September 30, 2004 is related to the redemption of HYTOPS in 2003.  The debt incurred to finance this redemption was favorably restructured in June 2004, resulting in lower interest expense during the 2004 period as compared to the same period in 2003.

Losses from equity and cost investees increased $2.8 million to $3.1 million for the three months ended September 30, 2004 from a loss of $0.3 million for the three months ended September 30, 2003. This increase is primarily related to the impairment of VisionAir of $3.5 million and AppForge of $0.5 million, offset by our share of earnings from Summa Holdings, Ltd. of $0.5 million and Allegiance Capital, LP of $0.5 million.  (See Notes to the Unaudited Financial Statements, Footnote 1 Significant Accounting Policies, Impairment of Investments.)

Our income tax provision was $2.3 million for the three months ended September 30, 2004, compared to an income tax provision of $11.1 million for the three months ended September 30, 2003.  Our effective tax rate decreased to a provision of 39.9% for the three months ended September 30, 2004 from a provision of 63.2% for the three months ended September 30, 2003.  The decrease in the effective tax rate primarily results from the treatment of the intercompany dividend in 2003 related to HYTOPS in a quarter in which we did not experience earnings and profits.  HYTOPS were redeemed in 2003 and no such dividend occurred in 2004.  For a detailed discussion of the treatment of the HYTOPS and earnings and profits, please refer to Note (a) in Footnote 6 to the financial statements found in the KDSM, Inc. Form 10-K for the year ended December 31, 2002 as filed with the United States Securities and Exchange Commission.

Nine Months Ended September 30, 2004 and 2003

Net income available to common shareholders for the nine months ended September 30, 2004 was $18.9 million or net earnings of $0.22 per share compared to a net loss of $2.0 million or a loss of $0.02 per share for the nine months ended September 30, 2003.

Net broadcast revenues increased $13.7 million to $502.4 million for the nine months ended September 30, 2004 from $488.7 million for the nine months ended September 30, 2003 or 2.8%.  During the nine months ended September 30, 2004, we had increased revenue due to cyclical or non-recurring events including $12.5 million in political revenues, $1.3 million related to the Olympics, offset by a decrease in revenues of $0.6 million related to the Super Bowl.  Direct mail revenue increased by $5.2 million.  Additionally, during the nine months ended September 30, 2003, we experienced $2.2 million of advertiser cancellations and preemptions due to the war in Iraq.  From a revenue category standpoint, the nine months ended September 30, 2004, when compared to the nine months ended September 30, 2003, was positively impacted by higher advertising revenues generated from the political, paid programming and school sectors, offset by decreases in the automotive, fast food and retail sectors.

During the nine months ended September 30, 2004, national revenues increased to $195.5 million or 4.8%, from $186.6 million during the same period last year.  National political revenues increased to $11.8 million or 436.4%, from $2.2 million during the same period last year.  During the nine months ended September 30, 2004, local revenues increased to $283.1 million or 1.3%, from $279.5 million during the same period last year.  Local political revenues increased to $3.6 million or 414.3%, from $0.7 million during the same period last year.  Unlike 2003, 2004 is a national election year which led to the increase in political revenue.

National revenues, excluding political revenues, decreased $0.8 million to $183.7 million or 0.4% during the nine months ended September 30, 2004 from $184.5 million during the same period last year.  Local revenues, excluding political revenues, increased $0.7 million to $279.5 million or 0.3%, during the nine months ended September 30, 2004 from $278.8 million during the same period last year.  The decrease in national revenues is related to the downward trend in overall spending by national advertisers and from the increase in the number of competitive media outlets providing national advertisers additional means by which to advertise their good or services.  Local revenues increased overall for the nine months ended September 30, 2004 compared to the same period in 2003, but decreased during the third quarter of 2004.

From a network affiliate perspective, broadcast revenue from time sales at our FOX affiliates, which represent our largest affiliation at 37.1% of the total broadcast revenue from time sales, was up 1.6% for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003.  The network affiliations that experienced the largest revenue growth for the nine months ended September 30, 2004 were our CBS (7.8% of the total) and NBC (4.4% of the total) affiliates which increased 12.7% and 10.0%, respectively, compared with the nine months ended September 30, 2003.  Our UPN (7.0% of the total) and ABC (16.8% of the total) affiliates also experienced solid growth of 6.7% and 4.3%, respectively, compared with the nine months ended September 30, 2003.

During the nine months ended September 30, 2004, the other operating divisions’ revenue that related to G1440, our software development and consulting company, increased by $1.2 million to $4.7 million or 34.3%, from $3.5 million for the same period last year.  G1440’s operating expenses increased to $4.5 million for the nine months ended September 30, 2004 as compared to $3.7 million for the same period last year.  Other operating divisions’ revenue related to our ownership interest in Acrodyne decreased by $1.4 million to $6.1 million from revenues of $7.5 million for the nine months ended September 30, 2003.  Acrodyne’s operating expenses decreased $0.2 million to $8.1 million for the nine months ended September 30, 2004 as compared to $8.3 million for the same period last year.

Station production expenses were $117.3 million for the nine months ended September 30, 2004, compared to $111.5 million for the nine months ended September 30, 2003, an increase of $5.8 million or 5.2%.  Station production costs increased as a result of news expense related to the commencement of News Central during the third and fourth quarters of 2003 in the Tampa, Las Vegas, Greensboro, Birmingham, Milwaukee and Cincinnati markets of $4.4 million, an increase in Nielsen rating service fees of $1.2 million, salary increase of $0.8 million, engineering expense of $0.5 million, promotion expense of $0.3 million and other miscellaneous increases of $0.4 million, offset by a decrease in costs related to LMAs and outsourcing agreements of $1.0 million.

Station selling, general and administrative expenses were $120.5 million for the nine months ended September 30, 2004 compared to $108.7 million for the nine months ended September 30, 2003, an increase of $11.8 million or 10.9%.  We had an increase in sales and other expense related to our direct mail initiative of $5.6 million, an increase in bad debt expense of $1.4 million, an increase in vacation, salary and payroll taxes of $1.7 million, an increase in local sales commissions of $0.5 million, an increase in national commissions of $0.6 million related to increased national sales, an increase in insurance costs of $0.4 million, an increase in trade expense of $0.5 million, an increase in building rent and related expenses of $0.1 million miscellaneous increases of $1.5 million, offset by a decrease in legal fees of $0.5 million.

Depreciation and amortization expense decreased $1.1 million to $126.8 million for the nine months ended September 30, 2004 from $127.9 million for the nine months ended September 30, 2003.  This was related to a decrease in amortization of $4.6 million related to our program contract costs and NRV adjustments as a result of a lower cost of additions of new programming during 2004 as compared to 2003, offset by an increase in fixed asset depreciation of $3.6 million related to our property additions, primarily from our digital television conversion and centralized news investments.  Amortization of definite-lived intangible assets decreased by $0.1 million.

Corporate general and administrative expenses increased $1.5 million to $15.5 million for the nine months ended September 30, 2004 from $14.0 million for the nine months ended September 30, 2003 or 10.7%.  The increase in expense relates to an increase in sales training of $0.7 million, an increase in salary expense of $1.0 million, an increase in directors and officers insurance of $0.2 million, an increase in telecommunications expense of $0.1 million, an increase in costs related to compliance with the Sarbanes-Oxley Act of $0.3 million, offset by decreases in legal and tax consulting fees of $0.4 million, a decrease in directors fees of $0.2 million and miscellaneous decreases of $0.2 million.  Corporate general and administrative expenses represent the cost to operate our corporate headquarters location.  Such costs include, among other things, corporate departmental salaries, bonuses and fringe benefits, officers’ life insurance, rent, telephone, consulting fees, legal and accounting fees and director fees.  Corporate departments include executive, treasury, finance and accounting, human resources, technology, corporate relations, legal, sales, operations and purchasing.

Interest expense, including subsidiary trust minority interest expense, decreased to $97.2 million for the nine months ended September 30, 2004 from $106.0 million for the nine months ended September 30, 2003 or 8.3%.  The decrease in interest expense for the nine months ended September 30, 2004 resulted from the redemption of HYTOPS on June 20, 2003 through the issuance of debt with lower interest rates in 2003.

Income from equity and cost investees decreased $0.3 million to $0.3 million for the nine months ended September 30, 2004 from $0.6 million for the nine months ended September 30, 2003.  The decrease in income from equity investments is primarily related to the impairment of VisionAir of $3.5 million and AppForge of $0.5 million and by losses from investments in Jadoo. Power Systems of $0.6 million, offset by our share of earnings from Summa Holdings, Ltd. of $2.6 million and Allegiance Capital, LP of $2.3 million.  (See Notes to the Unaudited Financial Statements, Footnote 1 Significant Accounting Policies, Impairment of Investments.)

Our income tax provision was $17.8 million for the nine months ended September 30, 2004, compared to an income tax provision of $10.0 million for the nine months ended September 30, 2003.  Our effective tax rate decreased to 40.1% for the nine months ended September 30, 2004 from 63.3% for the nine months ended September 30, 2003.  The decrease in the effective tax rate primarily results from the treatment of the intercompany dividend in 2003 related to HYTOPS in a quarter in which we did not experience earnings and profits.  The HYTOPS were redeemed in 2003 and no such dividend occurred in 2004.  For a detailed discussion of the treatment of the HYTOPS and earnings and profits, please refer to Note (a) in Footnote 6 to the financial statements found in the KDSM, Inc. Form 10-K for the year ended December 31, 2002 as filed with the United States Securities and Exchange Commission.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operations and availability under our 2002 Bank Credit Agreement. The 2002 Bank Credit Agreement consists of a $225.0 million revolving credit facility maturing on June 30, 2008, a $150.0 million Term Loan A Facility and a $250.0 million Term Loan C Facility.  On June 25, 2004, we amended and restated our Bank Credit Agreement (the 2002 Bank Credit Agreement), lowering our annual interest rate.  As part of the amendment, we fully redeemed our $460.9 million Term Loan B Facility with borrowings under our revolving credit facility and with new lower priced, $150.0 million Term Loan A and $250.0 million Term Loan C Facilities.  We did not make any changes to the terms of the revolving credit facility.

The Term Loan A Facility is repayable in quarterly installments, amortizing as follows:

•                  1.25% per quarter commencing March 31, 2005 to March 31, 2007

•                  2.50% per quarter commencing March 31, 2007 and continuing through its maturity on June 30, 2009.

The Term Loan C Facility is repayable in quarterly installments, amortizing 0.25%, commencing March 31, 2005 through its maturity on December 31, 2009.  The applicable interest rate on the revolving credit facility is either London Interbank Offered Rate (LIBOR) plus 1.25% to 2.25% or the alternative base rate plus 0.25% to 1.25% adjusted quarterly based on the ratio of total debt, net of cash, to four quarters’ trailing earnings before interest, taxes, depreciation and amortization, as adjusted in accordance with the 2002 Bank Credit Agreement.  Commitments under the revolving credit facility do not reduce incrementally and terminates at maturity.  We are required to prepay the Term Loan Facilities and reduce the revolving credit facility with (i) 100% of the net proceeds of any casualty loss or condemnation and; (ii) 100% of the net proceeds of any sale or other disposition of our assets in excess of $100 million in the aggregate for any fiscal year, to the extent not used to acquire new assets.  The applicable interest rate on the Term Loan A Facility is LIBOR plus 1.75% with step-downs tied to a leverage grid.  The applicable interest rate on the Term Loan C Facility is LIBOR plus 1.75%.

As a result of amending the 2002 Bank Credit Agreement, we incurred debt acquisition costs of $1.8 million and recognized a loss of $2.5 million, which includes cash payments related to extinguishment of debt of $1.2 million and a write-off of deferred financing fees of $1.3 million.  The loss represents the write-off of certain debt acquisition costs associated with indebtedness replaced by the new term loan facilities.  The loss was computed in accordance with EITF No. 96-19, Debtors Accounting for a Modification or Exchange of Debt Instruments.

As of September 30, 2004, we had $9.1 million in cash balances and negative working capital of approximately $24.3 million. We anticipate that cash flow from our operations and revolving credit facility will be sufficient to satisfy our debt service obligations, dividend requirements, capital expenditure requirements and working capital needs for the next year.  As of September 30, 2004, we had fully redeemed our $460.9 million Term Loan B Facility, borrowed $400.0 million on our Term Loan A and Term Loan C facilities and borrowed a net $55.0 million under our revolving credit facility.  The remaining balance available under the revolving credit facility was $170.0 million as of September 30, 2004. Our ability to draw down our revolving credit facility is based on pro forma trailing cash flow levels as defined in our 2002 Bank Credit Agreement and for the three months ended September 30, 2004, we had approximately $81.3 million available of current borrowing capacity under our revolving credit facility.

On April 19, 2002, we filed a $350.0 million universal shelf registration statement with the Securities and Exchange Commission which will permit us to offer and sell various types of securities from time to time. Offered securities may include common stock, debt securities, preferred stock, depositary shares or any combination thereof in amounts, prices and on terms to be announced when the securities are offered. If we decide to offer any such securities, we intend to use the proceeds for general corporate purposes, including, but not limited to, the reduction, redemption or refinancing of debt or other obligations, acquisitions, capital expenditures and working capital.  As of September 30, 2004, we had $350.0 million of availability under this shelf registration.

Sinclair Television Group (STG) is the primary obligor under our 8.75% Senior Subordinated Notes due 2011 and our 8% Senior Subordinated Notes due 2012.  Sinclair Broadcast Group, Inc. (SBG) and KDSM, LLC have fully and unconditionally guaranteed these securities.  SBG is the primary obligor under our 4.875% Convertible Senior Subordinated Notes.  STG has fully and unconditionally guaranteed the Convertible Senior Subordinated Notes.  In addition, certain wholly-owned subsidiaries of STG have jointly and severally, fully and unconditionally guaranteed our 8.75% Senior Subordinated Notes, our 8% Senior Subordinated Notes and our 4.875% Convertible Senior Subordinated Notes.  (See Note 6 in our consolidated financial statements for the condensed consolidating financial statements of our guarantor and non-guarantor subsidiaries.)  None of SBG, STG, KDSM, LLC or any other subsidiary guarantors has any significant restrictions on their ability to obtain funds from their subsidiaries in the form of dividends or loans.

We hold two interest rate swap agreements that have a total notional amount of $575.0 million that expire on June 5, 2006.  The interest rate swap agreement with a notional amount of $375.0 million contains a European style (that is, exercisable only on the expiration date) termination option and can be terminated partially or in full by the counterparty on June 3, 2005 at its fair market value.  The interest rate swap agreement with a notional amount of $200.0 million does not have an option to terminate before it expires.  We estimate the fair market value of the $375.0 million and $200.0 million agreements at September 30, 2004 to be $21.7 million and $11.8 million, respectively, based on quotations from the counterparty.  These amounts are reflected as a component of other long-term liabilities on our consolidated balance sheet as of September 30, 2004.

Net cash flows from operating activities decreased to $79.4 million for the nine months ended September 30, 2004 from $114.7 million for the nine months ended September 30, 2003.  We paid income tax, net of refunds, of $0.7 million for the nine months ended September 30, 2004 as compared to income tax refunds, net of payments, of $36.7 million for the nine months ended September 30, 2003.  Interest payments on outstanding indebtedness increased $13.8 million to $99.3 million from $85.5 million for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003.  We made no payments related to our HYTOPS for the nine months ended September 30, 2004 as compared to payments of $11.0 million for the nine months ended September 30, 2003.  The HYTOPS were redeemed on June 20, 2003 through the issuance of indebtedness with lower interest rates.  Program rights payments increased to $83.2 million for the nine months ended September 30, 2004 from $79.6 million for the nine months ended September 30, 2003 or 4.5%.

Net cash flows used in investing activities were $39.5 million for the nine months ended September 30, 2004 as compared to net cash flows used in investing activities of $77.3 million for the nine months ended September 30, 2003.  The decrease in cash flows used in investing activities resulted from an $18.0 million cash deposit related to a future acquisition of broadcast assets during the nine months ended September 30, 2003.  There was no similar activity for the nine months ended September 30, 2004.  During the nine months ended September 30, 2004, we made cash payments of $36.5 million for property and equipment, of which $17.0 million related to digital conversion costs and $7.1 million related to implementation of our News Central format.  During the nine months ended September 30, 2003, we made cash payments for property and equipment of $54.5 million, of which $23.3 million related to digital conversion costs.  During both the nine months ended September 30, 2004 and 2003, we made cash payments of $4.6 million for the purchase of equity and cost investments.  We funded these investing activities using cash provided by operating activities.

For 2004, we anticipate incurring approximately $47.0 million of capital expenditures, including the $36.5 million incurred during the nine months ended September 30, 2004 to substantially complete our digital television roll-out, for station maintenance and equipment replacement, to consolidate building and tower needs in some markets and for the continued expansion of News Central.

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

Net cash flows used in financing activities was $59.5 million for the nine months ended September 30, 2004 compared to net cash flows used in financing activities of $29.9 million for the nine months ended September 30, 2003.  During the nine months ended September 30, 2004, we repaid $32.4 million of indebtedness, whereas in the comparable period in 2003, we incurred a net of $189.2 million of indebtedness.  We repurchased $9.6 million and $1.5 million of our Class A Common Stock for the nine months ended September 30, 2004 and 2003, respectively.  For the nine months ended September 30, 2004, we repurchased $4.8 million of our Series D Preferred Stock.  We received proceeds from exercise of stock options of $1.2 million and $0.4 million for the nine months ended September 30, 2004 and 2003, respectively.  We incurred deferred financing costs of $1.0 million and $7.3 million for the nine months ended September 30, 2004 and 2003 respectively.  During the nine months ended September 30, 2003, we redeemed $200.0 million aggregate principal amount of the 11.62% HYTOPS.  For the nine months ended September 30, 2004 and 2003, we paid quarterly dividends of $7.7 million and $7.8 million on our Series D Preferred Stock, respectively.  We expect to incur these dividend payments in each of our future quarters and expect to fund these dividends with cash generated from operating activities and borrowings under our 2002 Bank Credit Agreement.  During the three months ended June 30, 2004 and the three months ended September 30, 2004, we declared a quarterly cash dividend of $0.025 per share on our Common Stock.  The dividend of $2.1 million was paid on July 15, 2004 and the dividend of $2.1 million was paid on October 15, 2004 for the respective quarters.  We expect to continue to pay the current dividend rate in each of our future quarters and to fund these dividends with cash generated from operating activities and borrowings under our 2002 Bank Credit Agreement.

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

Recent Accounting Pronouncements

In September 2004, the Emerging Issues Task Force (EITF) finalized Issue 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share (Issue 04-8).  Issue 04-8 requires all issued securities that have embedded market price contingent conversion features be included in the diluted earnings per share (diluted EPS) calculation.  Issue 04-8 is effective for all periods ending after December 15, 2004.  We are currently in the process of evaluating its effect on our diluted EPS.

During March 2004, the Financial Accounting Standards Board (FASB) issued an Exposure Draft (ED), Share-Based Payment as an amendment to FASB Statement No. 123, Accounting for Stock-Based Compensation.  This ED would require all share-based payments, including grants of employee stock options and our employee stock purchase plan, to be recognized in the income statement as compensation based on their fair values.  Recently, the FASB has decided to delay the effective date of this ED to reporting periods ending after June 15, 2005.  We are currently in the process of evaluating its effect on our financial position, consolidated results of operations and consolidated cash flows; and we do not plan to adopt this standard until its effective date.

Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (FIN 46).  FIN 46 introduces the variable interest consolidation model, which determines control and consolidation based on potential variability in gains and losses of the entity being evaluated for consolidation.  We adopted FIN 46 on March 31, 2004.

We have determined that the unrelated third-party owner of WNAB-TV in Nashville is a variable interest entity (VIE) and that we are the primary beneficiary of the variable interests as a result of the terms of our outsourcing agreement, put options and call options. As a result, we were required to consolidate the assets and liabilities of WNAB-TV at their fair market values as of March 31, 2004.  The consolidated assets of WNAB-TV consist of broadcast licenses of $14.4 million, network affiliation of $3.0 million and property and equipment of $1.9 million.  The consolidation of WNAB-TV did not have a material impact on our results of operations.  We made payments to the unrelated third-party owner of WNAB-TV of $0.4 million related to our outsourcing agreement for both of the three months ended September 30, 2004 and 2003.  We made payments to the unrelated third-party owner of WNAB-TV of $1.2 million related to our outsourcing agreement for both of the nine months ended September 30, 2004 and 2003.  On January 2, 2003, we made an $18.0 million non-refundable deposit against the purchase price of the put or call option on the non-license assets.  We believe that our maximum exposure to loss as a result of our involvement with WNAB-TV consists of the fees that we pay related to the outsourcing agreement as well as any payments that we would be required to make under the put options held by the current owner related to the license and non-license assets.  (See Note 2, Commitments and Contingencies, WNAB Options).

We have determined that Cunningham Broadcasting Corporation (Cunningham) is a VIE and that we are the primary beneficiary of the variable interests.  We have been consolidating Cunningham’s financial statements since February 1, 2002; therefore, the implementation of FIN 46 did not have an effect on our financial statements with respect to our variable interest in Cunningham.  We made LMA payments to Cunningham of $1.2 million for both of the three months ended September 30, 2004 and 2003.  We made LMA payments to Cunningham of $4.6 million and $3.7 million for the nine months ended September 30, 2004 and 2003.  We received payments from Cunningham of $0.4 million and $0.1 million for the three months ended September 30, 2004 and 2003, respectively.  We received payments from Cunningham of $1.7 million and $0.3 million for the nine months ended September 30, 2004 and 2003, respectively.  The creditors of Cunningham have no recourse with respect to us.  We believe that our maximum exposure to loss as a result of our involvement with Cunningham consists of the fees that we pay related to the LMA agreements as well as payments that we would make as a result of exercising our option to acquire Cunningham, which provides for an option exercise price based on a formula that provides a 10% annual return to Cunningham.

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

Affiliation Agreements

Sixty of the 62 television stations that we own and operate, or to which we provide programming services or sales services, currently operate as affiliates of FOX (20 stations), WB (19 stations), ABC (9 stations), NBC (3 stations), UPN (6 stations) and CBS (3 stations).  The remaining two stations are independent.  The networks produce and distribute programming in exchange for each station’s commitment to air the programming at specified times and for commercial announcement time during the programming.

During July 2004, we entered into an affiliation agreement with ABC for WKEF-TV in Dayton, Ohio.  WKEF-TV (channel 22) switched from its NBC network affiliation to the ABC Television Network beginning August 30, 2004.  WKEF-TV’s current syndicated and local news programming continues to be aired on channel 22.  As of September 30, 2004, the corresponding net book value of the affiliation agreement was $14.0 million.  We tested the affiliation agreement of WKEF-TV for impairment in accordance with SFAS No.144, Accounting for the Impairment or Disposal of Long-Lived Assets.  There was no impairment charge recorded based on the results of that testing.

The NBC affiliation agreement with WICS/WICD-TV in Champaign/Springfield, Illinois expired on April 1, 2004.  We continue to program this station as an NBC affiliate without a formal agreement.  On February 25, 2004, NBC informed us that they intend to terminate our affiliation with WICS/WICD effective September 2005 in order to affiliate with another station in that market.  We have engaged in discussions with ABC Television Network regarding affiliating with ABC in that market because the station which is scheduled to acquire our NBC affiliation is currently the ABC affiliate in Champaign/Springfield.  As of September 30, 2004, the corresponding net book value of the affiliation agreement was $9.9 million.

The affiliation agreements of three ABC stations (WEAR-TV in Pensacola, Florida, WCHS-TV in Charleston, West Virginia and WXLV-TV in Greensboro/Winston-Salem, North Carolina) have expired.  We continue to operate these stations as ABC affiliates and we do not believe ABC has any current plans to terminate the affiliation agreements with any of these stations, although we can make no assurance that ABC will not do so.

The following affiliate agreements are scheduled to expire during 2004:

•      The ABC affiliate agreements with WLOS-TV in Asheville, North Carolina and WSYX-TV in Columbus, Ohio were extended on the same terms through November 30, 2004.

•      In order to allow us and UPN to continue good faith negotiations regarding their affiliation agreements, the UPN affiliate agreements for WRDC-TV in Raleigh, North Carolina, WUXP-TV in Nashville, Tennessee, WCGV-TV in Milwaukee, Wisconsin, WABM-TV in Birmingham, Alabama, WUPN-TV in Greensboro/Winston-Salem, North Carolina and WMMP-TV in Charleston, South Carolina, which expired on July 31, 2004, were extended through December 31, 2004.  Certain terms of these agreements were modified and apply through the extended expiration date.  These modifications do not have a material impact on our financial position, consolidated results of operations and consolidated cash flows.  As of September 30, 2004, the net book value of these UPN agreements was $4.1 million.

•      The CBS affiliate agreements with KGAN-TV in Cedar Rapids, Iowa and WGME-TV in Portland, Maine are scheduled to expire on December 31, 2004.

We are currently engaged in negotiations with ABC, UPN and CBS regarding continuing our network affiliation agreements.  The non-renewal or termination of one or more of these or any of our other network affiliation agreements would prevent us from being able to carry programming of the relevant network. This loss of programming would require us to obtain replacement programming, which may involve higher costs and which may not be as attractive to our target audiences, resulting in reduced revenues.  Upon the termination of any of the above affiliation agreements, we would be required to establish new affiliation agreements with other networks or operate as an independent station.  At such time, the remaining value of the network affiliation asset could become impaired and we would be required to write down the value of the asset.  At this time we can not predict the final outcome of these negotiations and any impact they may have on our financial position, consolidated results of operations and consolidated cash flows.

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

When the FCC decided to attribute LMAs for ownership purposes in 1999, it grandfathered our LMAs that were entered into prior to November 5, 1996, permitting the applicable stations to continue operations pursuant to the LMAs until the conclusion of the FCC’s 2004 biennial review.  The attribution of several other of our LMAs was stayed by the Court of Appeals.  As part of the 2004 biennial review, the FCC stated it would conduct a case-by case review of grandfathered LMAs and assess the appropriateness of extending the grandfathering period.  Recently, the FCC invited comments as to whether, instead of beginning the biennial review in 2004, it should begin review of the grandfathered LMAs in 2006.  We cannot predict when the FCC will begin its review of those LMAs.

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

If we are required by the FCC to terminate or modify our LMAs, our business could be affected in the following ways:

•      Losses on investments.  As part of our LMA arrangements, we own the non-license assets used by the stations with which we have LMAs.  If certain of these LMA arrangements are no longer permitted, we could be forced to sell these assets, restructure our agreements or find another use for them.  If this happens, the market for such assets may not be as good as when we purchased them and therefore, we cannot be certain that we will recoup our original investments.

•      Termination penalties.  If the FCC requires us to modify or terminate our existing LMAs before the terms of the LMAs expire, or under certain circumstances, we elect not to extend the term of the LMAs, we may be forced to pay termination penalties under the terms of some of our LMAs.  Any such termination penalty could be material.

Outsourcing Agreements

On August 2, 2004, the FCC released a notice of proposed rulemaking seeking comments on its tentative conclusion that television joint sales agreements should be attributable.  We cannot predict the outcome of this proceeding, nor can we predict how any changes, together with possible changes to the ownership rules, would apply to our existing outsourcing agreements.

Indecent Broadcast Restrictions

On October 12, 2004, the FCC issued a Notice of Apparent Liability for Forfeiture (NAL) in the amount of $7,000 per station to virtually every FOX network and affiliate station, including the FOX affiliates licensed to us, for the apparent broadcast of alledgedly indecent material contained in the April 7, 2003 episode of the FOX program “Married By America.”  The FOX network intends to file a response opposing the NAL.  We will be joining in on the FOX response and filing our own separate response for our sixteen affiliates.  Although we cannot predict the outcome of that filing, the FOX television network has agreed to indemnify the FOX affiliates against the amount of this liability.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates.  We enter into derivative instruments primarily for the purpose of reducing the impact of changing interest rates on our floating rate debt and to reduce the impact of changing fair market values on our fixed rate debt.

Interest Rate Risks

As of September 30, 2004, we held the following derivative instruments:

•      We hold two interest rate swap agreements with two financial institutions that have a total notional amount of $575.0 million that expire on June 5, 2006.  These swap agreements require us to pay a fixed rate, which is set in the range of 6.25% to 7.00% and receive a floating rate based on the three month LIBOR (measurement and settlement is performed quarterly).  These swap agreements are reflected as a derivative obligation based on their fair value of $33.5 million and $54.1 million as a component of other long-term liabilities in the accompanying consolidated balance sheets as of September 30, 2004 and December 31, 2003, respectively.  These swap agreements do not qualify for hedge accounting treatment under SFAS No. 133; therefore, changes in their fair market values are reflected currently in earnings as unrealized gain (loss) from derivative instruments.  We incurred an unrealized gain of $1.6 million for the quarter ended September 30, 2004 and an unrealized gain of $9.2 million during the quarter ended September 30, 2003 related to these instruments.  The instrument with a notional amount of $375.0 million contains a European style (that is, exercisable only on the expiration date) termination option and can be terminated partially or in full by the counterparty on June 3, 2005 at its fair market value.  The interest rate swap agreement with a notional amount of $200.0 million does not have an option to terminate before it expires.  We estimate the fair market value of the $375.0 million and $200.0 million agreements at September 30, 2004 to be $21.7 million and $11.8 million, respectively, based on a quotation from the counterparty.  These amounts are reflected as a component of other long-term liabilities on our consolidated balance sheet as of September 30, 2004.

•      In March 2002, we entered into two interest rate swap agreements with notional amounts totaling $300.0 million which expire on March 15, 2012, for which we receive a fixed rate of 8% and pay a floating rate based on LIBOR (measurement and settlement is performed quarterly).  These swaps are accounted for as a hedge of our 8% Senior Subordinated Notes in accordance with SFAS No. 133 whereby changes in the fair market value of the swaps are reflected as adjustments to the carrying amount of the 8% Senior Subordinated Notes.  These swaps are reflected in the accompanying balance sheet as a derivative asset and as a premium on the 8% Senior Subordinated Notes based on their fair value of $17.3 million.

•      In November 2003, we entered into two interest rate swap agreements with notional amounts totaling $100.0 million, which expire March 15, 2012, for which we receive a fixed rate of 8% and pay a floating rate based on LIBOR (measurement and settlement is performed quarterly).  These swaps are accounted for as a hedge of our 8% Senior Subordinated Notes in accordance with SFAS No. 133, whereby changes in the fair market value of the swaps are reflected as adjustments to the carrying amount of the 8% Senior Subordinated Notes.  These swaps are reflected on the accompanying balance sheet as a derivative liability and as a discount on the 8% Senior Subordinated Notes based on their fair value of $1.0 million.

The counterparties to these agreements are international financial institutions. We estimate the net fair value of these instruments at September 30, 2004 to be a liability of $15.2 million.  The fair value of the interest rate swap agreements is estimated by obtaining quotations from the financial institutions, which are a party to our derivative contracts. The fair value is an estimate of the net amount that we would pay on September 30, 2004 if we cancelled the contracts or transferred them to other parties.

ITEM 4.  CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of September 30, 2004.  In designing and evaluating the disclosure controls and procedures, we and our management, recognize that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective.  Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2004, in providing reasonable assurance that material information required to be included in our periodic reports filed with the Securities and Exchange Commission is identified and communicated on a timely basis.

In addition, there were no changes in our internal control over financial reporting identified in connection with the evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There has been some controversy surrounding the recent airing of a news program, POW Story: Politics, Pressure, and the Media.  On October 19, 2004, a shareholder derivative suit was filed by a nominal shareholder against us and our Directors in the Baltimore City Circuit Court.  The suit alleges mismanagement of our company by our Directors in allowing the controlling shareholders to impose their own political and personal agendas on our news programming.  As of November 5, 2004, no Director has been served in the Baltimore City litigation, we expect service of process to occur in the near future.  Outside counsel is formulating a response to the lawsuit and negotiating the terms for accepting service upon the individual Directors.  We are also in receipt of a formal letter demanding that we sue three of our Directors for insider trading.  Our outside counsel has responded to the letter by noting to its writer that the allegations supporting the claims of insider trading are objectively incorrect.  We have been advised that the action demanded by the letter, even if based upon accurate facts, may fail to support a shareholder derivative suit of action necessitating any action by us on the demand.  Lastly, certain parties filed formal complaints against us with the Federal Communications Commission (FCC) and the Federal Election Commission (FEC).  The complaint filed with the FCC has subsequently been withdrawn.  Through outside counsel, we are drafting a response to the complaints filed with the FEC.  At this time, and based on the facts currently alleged and available, we have no reason to believe that the Baltimore City suit, the demand letter or the complaints at the FEC have merit nor will they have a material adverse effect on our consolidated financial position, consolidated results of operations or consolidated cash flows.

On November 1, 2004, an organization calling itself “Free Press” filed a petition with the FCC to deny the license renewal applications of six of our stations (WXLV-TV, Winston-Salem, North Carolina, WUPN-TV, Greensboro, North Carolina, WLFL-TV, Raleigh, North Carolina, WRDC-TV, Durham, North Carolina, WLOS-TV, Asheville, North Carolina, and WMMP-TV, Charleston, South Carolina) and two Cunningham Broadcasting Corporation stations (WBSC-TV, Anderson, South Carolina and WTAT-TV, Charleston, South Carolina), which are programmed by us pursuant to LMAs.  The petition contains essentially the same allegations that have been brought in the past by the Rainbow/PUSH Coalition, which were dismissed or denied by the FCC, and several other allegations which we believe have no merit nor will they have a material adverse effect on our consolidated financial position, consolidated results of operations or consolidated cash flows.

In November 2003, we filed applications with the FCC to acquire the license assets of five Cunningham stations, WNUV-TV in Baltimore, Maryland, WTTE-TV in Columbus, Ohio, WRGT-TV in Dayton, Ohio, WVAH-TV in Charleston, West Virginia, and WTAT-TV in Charleston, South Carolina.  On February 27, 2004, the FCC dismissed our applications to acquire these license assets.  We subsequently filed an application for review of that decision, which is still pending as of September 30, 2004 In November 2003, we filed applications with the FCC to acquire the license assets of five Cunningham stations, WNUV-TV in Baltimore, Maryland, WTTE-TV in Columbus, Ohio, WRGT-TV in Dayton, Ohio, WVAH-TV in Charleston, West Virginia, and WTAT-TV in Charleston, South Carolina.  On February 27, 2004, the FCC dismissed our applications to acquire these license assets.  We subsequently filed an application for review of that decision, which is still pending as of November 5, 2004.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes repurchases of our stock in the quarter ended year to date September 30, 2004:

Period	Total Number of Shares Purchased (3)	Average Price Paid Per Share	Total Number of Shares Purchased as a Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Program (in millions)

Class A Common Stock: (1)
07/01/04 – 07/31/04	227,000	$10.12	227,000	$157.7
08/01/04 – 08/31/04	289,000	$8.00	289,000	$155.4
09/01/04 – 09/30/04	—	$—	—	$155.4

Series D Preferred Stock: (2)
07/01/04 – 07/31/04	—	$—	—	N/A
08/01/04 – 08/31/04	50,000	$40.79	—	N/A
09/01/04 – 09/30/04	—	$—	—	N/A

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

ITEM 6.  EXHIBITS

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on the 5th day of November 2004.

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