Form 10-K
period 2004-12-31
SINCLAIR BROADCAST GROUP INC
filed 2005-03-16
CIK 912752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒                                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Act).  Yes ☒  No ☐

Based on the closing sales price of $10.27 per share as of June 30, 2004, the aggregate market value of the voting and non-voting common equity of the Registrant held by non-affiliates was approximately $479.0 million.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Title of each class	Number of shares outstanding as of March 7, 2005
Class A Common Stock	46,125,535
Class B Common Stock	39,072,649
Series D Preferred Stock	3,337,033

Documents Incorporated by Reference – Portions of our definitive Proxy Statement relating to our 2005 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.  We anticipate that our Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2004.

SINCLAIR BROADCAST GROUP, INC.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2004

TABLE OF CONTENTS

PART I

ITEM 1.	BUSINESS

ITEM 2.	PROPERTIES

ITEM 3.	LEGAL PROCEEDINGS

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

ITEM 6.	SELECTED FINANCIAL DATA

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9A.	CONTROLS AND PROCEDURES

ITEM 9B.	OTHER INFORMATION

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.	EXECUTIVE COMPENSATION

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

SIGNATURES

PART I

FORWARD-LOOKING STATEMENTS

This report includes or incorporates forward-looking statements.  We have based these forward-looking statements on our current expectations and projections about future events.  These forward-looking statements are subject to risks, uncertainties and assumptions about us, including among other things, the following risks:

General risks

•                  the impact of changes in national and regional economies;

•                  terrorism acts of violence or war and other geopolitical events;

•                  the activities of competitors;

Industry risks

•                  the business conditions of our advertisers;

•                  competition with other broadcast television stations, radio stations, satellite providers, cable channels and cable system operators and telecommunications providers serving in the same markets;

•                  pricing and demand fluctuations in local and national advertising;

•                  availability of programming and volatility of programming costs;

•                  the effects of governmental regulation of broadcasting or changes in those regulations and court actions interpreting those regulations, including ownership, indecency and regulations regarding the transition from analog to digital over the air broadcasting;

Risks specific to Sinclair Broadcast Group

•                  the effectiveness of our management;

•                  our ability to attract and maintain local and national advertising;

•                  our ability to service our outstanding debt;

•                  the popularity of syndicated programming we purchase and network programming that we air;

•                  the strength of ratings for our news broadcasts;

•                  our ability to maintain our affiliation agreements with the relevant networks;

•                  changes in the makeup of the population in the areas where our stations are located;

•                  successful integration of outsourcing agreements; and

•                  FCC license renewals.

Other matters set forth in this report, including the risk factors set forth in Item 7 of this report and/or in the documents incorporated by reference, may also cause actual results in the future to differ materially from those described in the forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.

ITEM 1.     BUSINESS

We are a diversified television broadcasting company that owns or provides certain programming, operating or sales services to more television stations than any other commercial broadcasting group in the United States.  We currently own, provide programming and operating services pursuant to local marketing agreements (LMAs) or provide (or are provided) sales services pursuant to outsourcing agreements to 62 television stations in 39 markets.  For the purpose of this report, these 62 stations are referred to as “our” stations.  We currently have 11 duopoly markets where we own and operate two stations within the same market.  We have eight LMA markets where, with one exception, we own and operate one station in the market and provide programming and operating services to (by) another station within that market.  In the remaining sixteen markets, we own and operate a single television station.

On November 12, 2004, we announced the sale of KSMO-TV, our WB affiliate in Kansas City, Missouri, to Meredith Corporation for $33.5 million, of which we have closed on $26.8 million for the non-license assets.  Until the Federal Communications Commission (FCC) approves the transfer of the FCC license, we will continue our involvement in certain operations of this station through an outsourcing agreement with Meredith.  On December 2, 2004, we announced the sale of KOVR-TV, our CBS affiliate in Sacramento, California, to CBS Broadcasting, Inc. for $285.0 million.  Closing will occur when the FCC approves this transaction.  We expect both transactions to close in 2005 and we have reclassified the operations of these stations as discontinued operations and the assets and liabilities as held for sale in our financial statements in accordance with all applicable accounting rules and principles.  (See Note 12: Discontinued Operations in our Notes to our Consolidated Financial Statements.)

We broadcast free over-the-air programming to television viewing audiences in the communities we serve through our local television stations. The programming that we provide consists of network provided programs, news produced locally, syndicated local sporting events and syndicated entertainment programs at all but two of our stations. We provide network produced programming which we broadcast pursuant to our agreements with the network with which the stations are affiliated. We produce news at 38 stations in 32 markets, 16 of those stations in 14 markets are provided with our News Central format and six stations have a local news sharing arrangement with a competitive station in that market.  The remaining 16 stations in the remaining 12 markets have news operations that are mostly independent from our News Central format.  We provide popular local sporting events on many of our stations by acquiring the local television broadcast rights for these events. Additionally, we purchase syndicated programming from third parties to be shown on our television stations. See Operating Strategy later in this Item for more information regarding the programming that we provide.

Our primary source of revenue is the sale of commercial air time on our television stations to our advertising customers. Our objective is to meet the needs of our advertising customers by delivering significant audiences in key demographics.  Our strategy is to achieve this objective by providing quality local news programming and popular network and syndicated programs to our viewing audience. We attract our national television advertisers through a single national marketing representation firm, which communicates the benefits of advertising in our 39 markets to national advertisers. Our local television advertisers are attracted through the efforts of our local sales force, which encourages local advertisers to purchase airtime on our stations in order to advertise their products and services to our viewing audience.

Our operating results are usually subject to seasonal fluctuations.  Usually, the fourth quarter operating results are higher than the other three quarters primarily because advertising expenditures are increased in anticipation of holiday season spending by consumers.  Usually, the second quarter operating results are higher than the first and third quarters primarily because advertising expenditures are increased in anticipation of consumer spending on “summer related” items such as home improvements, lawn care and travel plans.  Our operating results are usually subject to fluctuations from political advertising.  In even years, political spending is significantly higher than in odd years due to advertising expenditures surrounding local and national elections.  Additionally, every four years political spending is elevated further due to advertising expenditures surrounding the presidential election.

We seek to own, operate or engage in operating service agreements with multiple television stations in the markets we serve in order to increase revenues, reduce expenses and improve margins through increased economies of scale.  We have entered into LMAs in eight markets where, for a variety of reasons, we do not own the broadcast license related to the second station.  The remaining LMA is in Tampa, Florida where we operate only one station for which we do not own the broadcast license. Under LMAs, we provide substantial portions of the broadcast programming and sell advertising time during such program segments for that second station. Our strategy for attracting viewers and advertisers for our LMA television stations is essentially the same as for our owned and operated television stations. In order to further improve our margins, we have entered into outsourcing agreements in four of our markets in which our stations are provided, or provide, various non-programming related services such as sales, operational and managerial services to or by other stations. See Operating Strategy later in this Item for more information regarding our LMAs, duopolies and outsourcing agreements.

We have a mid-size market focus and 47 of our 62 stations are located in television designated market areas (DMAs) that rank between the 13th and 75th largest in the United States. Our television station group is diverse in network affiliation with 20 stations affiliated with FOX, 19 with WB, nine with ABC, six with UPN, three with NBC and three with CBS. Two stations are not affiliated with any network.

In January 1999, we acquired approximately 35% of Acrodyne Communications, Inc. (Acrodyne), a company that manufactures UHF transmitters for the television industry. Along with this investment, we hired a team of highly qualified individuals to develop the next generation of UHF transmitters. We have assigned the rights to this technology to Acrodyne and it has manufactured most of our digital transmitters. In January 2003, our ownership interest increased to 82.4% as a result of a restructuring of our investment in Acrodyne in which we forgave indebtedness of Acrodyne and invested an additional $1.0 million.

In November 1999, we acquired an 82.5% equity interest in an entity that is now known as G1440 Holdings, Inc. and currently, we hold a 93.9% equity interest.  G1440 Holdings, Inc. and its subsidiaries (G1440) provide single-source, end-to-end e-Business solutions and a number of services and products, including a homebuilder application, an immigration tracking tool application, a syndicated television program management and scheduling application and a procurement application.

We are a Maryland corporation formed in 1986. Our principal offices are located at 10706 Beaver Dam Road, Hunt Valley, MD 21030. Our telephone number is (410) 568-1500 and our website address is www.sbgi.net.

TELEVISION BROADCASTING

Markets and Stations

We own and operate, provide programming services to, provide sales services to or have agreed to acquire the following television stations:

Market	Market Rank (a)	Stations	Status (b)	Channel	Affiliation	Expiration of affiliation agreement	Number of Commercial Stations in the Market (c)	Station Rank (d)	Expiration Date of FCC License
Tampa, Florida	13	WTTA	LMA	38	WB	1/15/08	9	6	2/01/05 (e)
Minneapolis/St. Paul, Minnesota	14	KMWB	O&O	23	WB	1/15/08	7	6	4/01/06
Sacramento, California	19	KOVR (f)	O&O	13	CBS	3/05/08	6	2	12/01/06
St. Louis, Missouri	21	KDNL	O&O	30	ABC	8/07/05	8	4	2/01/06
Pittsburgh, Pennsylvania	22	WPGH	O&O	53	FOX	6/30/05	9	4	8/01/07
		WCWB	O&O	22	WB	1/15/08		6	8/01/07
Baltimore, Maryland	23	WBFF	O&O	45	FOX	6/30/05	6	4	10/01/04 (g)
		WNUV	LMA (h)	54	WB	1/15/08		5	10/01/04 (i)
Raleigh/Durham, North	29	WLFL	O&O	22	WB	1/15/08	7	5	12/01/04 (j)
Carolina		WRDC	O&O	28	UPN	7/31/07		6	12/01/04 (j)
Nashville, Tennessee	30	WZTV	O&O	17	FOX	6/30/05	8	4	8/01/05
		WUXP	O&O	30	UPN	7/31/07		5	8/01/05
		WNAB	OSA (k)	58	WB	5/24/05 (l)		6	8/01/05
Kansas City, Missouri	31	KSMO (m)	O&O	62	WB	1/15/08	7	5	2/01/06
Milwaukee, Wisconsin	32	WCGV	O&O	24	UPN	7/31/07	9	5	12/01/05
		WVTV	O&O	18	WB	1/15/08		6	12/01/05
Cincinnati, Ohio	33	WSTR	O&O	64	WB	1/15/08	6	5	10/01/05
Columbus, Ohio	34	WSYX	O&O	6	ABC	1/31/05 (n)	5	3	10/01/05
		WTTE	LMA (h)	28	FOX	6/30/05		4	10/01/05
Asheville, North Carolina/	35	WLOS	O&O	13	ABC	1/31/05 (n)	8	3	12/01/04 (j)
Greenville/Spartanburg/		WBSC	LMA (h)	40	WB	1/15/08		5	12/01/04 (j)
Anderson, South Carolina
San Antonio, Texas	37	KABB	O&O	29	FOX	6/30/05	7	4	8/01/06
		KRRT	O&O	35	WB	1/15/08		5	8/01/06
Birmingham, Alabama	40	WTTO	O&O	21	WB	1/15/08	8	5	4/01/05 (e)
		WABM	O&O	68	UPN	7/31/07		6	4/01/05 (e)
		WDBB	LMA (o)	17	WB	1/15/08		5	4/01/05 (p)
Norfolk, Virginia	41	WTVZ	O&O	33	WB	1/15/08	7	6	10/01/04 (e)
Oklahoma City, Oklahoma	45	KOCB	O&O	34	WB	1/15/08	10	5	6/01/06
		KOKH	O&O	25	FOX	6/30/05		4	6/01/06
Buffalo, New York	46	WUTV	O&O	29	FOX	6/30/05	8	4	6/01/07
		WNYO	O&O	49	WB	9/01/06		5	6/01/07
Greensboro/Winston-Salem/	48	WXLV	O&O	45	ABC	9/03/05	7	4	12/01/04 (j)
Highpoint, North Carolina		WUPN	O&O	48	UPN	7/30/07		6	12/01/04 (j)
Las Vegas, Nevada	51	KVWB	O&O	21	WB	1/15/08	7	5	10/01/06
		KFBT	O&O	33	IND (q)	n/a		7	10/01/06
Dayton, Ohio	56	WKEF	O&O	22	ABC	open ended	8	3	10/01/05
		WRGT	LMA (h)	45	FOX	6/30/05		4	10/01/05
Richmond, Virginia	61	WRLH	O&O	35	FOX	6/30/05	5	4	10/01/04 (e)
Charleston and Huntington,	62	WCHS	O&O	8	ABC	1/01/00 (n)	6	3	10/01/04 (e)
West Virginia		WVAH	LMA (h)	11	FOX	6/30/05		4	10/01/04 (i)
Mobile, Alabama and	63	WEAR	O&O	3	ABC	1/01/00 (n)	8	2	2/01/05 (e)
Pensacola, Florida		WFGX	O&O	35	IND (q)	n/a		not rated	2/01/05 (e)
Lexington, Kentucky	64	WDKY	O&O	56	FOX	6/30/05	6	4	8/01/05
Flint/Saginaw/Bay City, Michigan	65	WSMH	O&O	66	FOX	6/30/05	5	4	10/01/05
Des Moines, Iowa	73	KDSM	O&O	17	FOX	6/30/05	5	4	2/01/06
Portland, Maine	74	WGME	O&O	13	CBS	12/31/07	6	2	4/01/07
Rochester, New York	75	WUHF	O&O	31	FOX	6/30/05	6	4	6/01/07
Syracuse, New York	77	WSYT	O&O	68	FOX	6/30/05	6	4	6/01/07
		WNYS	LMA	43	WB	6/30/06		5	6/01/07
Cape Girardeau, Missouri/	79	KBSI	O&O	23	FOX	6/30/05	7	4	2/01/06
Paducah, Kentucky		WDKA	LMA	49	WB	6/15/04 (n)		5	8/01/05
Springfield/Champaign,	82	WICS	O&O	20	NBC (r)	4/01/04 (n)	6	2	12/01/05
Illinois		WICD	O&O	15	NBC (r)	4/01/04 (n)		2 (s)	12/01/05
Madison, Wisconsin	85	WMSN	O&O	47	FOX	6/30/05	6	4	12/01/05
Cedar Rapids, Iowa	88	KGAN	O&O (t)	2	CBS	12/31/07	6	3	2/01/06
Tri-Cities, Tennessee	89	WEMT	O&O	39	FOX	6/30/05	7	4	8/01/05
Charleston, South Carolina	101	WMMP	O&O	36	UPN	7/31/07	5	5	12/01/04 (j)
		WTAT	LMA (h)	24	FOX	6/30/05		4	12/01/04 (j)
Springfield, Massachusetts	106	WGGB	O&O	40	ABC	1/31/05 (n)	3	2	4/01/07
Tallahassee, Florida	109	WTWC	O&O	40	NBC	12/31/06	5	3	2/01/05 (e)
		WTXL	OSA (u)	27	ABC	7/3/05		2	2/01/05 (p)
Peoria/Bloomington, Illinois	117	WYZZ	O&O (v)	43	FOX	6/30/05	5	4	12/01/05

a)              Rankings are based on the relative size of a station’s designated market area (DMA) among the 210 generally recognized DMAs in the United States as estimated by Nielsen as of November 2004.

b)             “O & O” refers to stations that we own and operate. “LMA” refers to stations to which we provide programming services pursuant to a local marketing agreement. “OSA” refers to stations to which we provide sales services pursuant to an outsourcing agreement.

c)              Represents the estimated number of television stations designated by Nielsen as “local” to the DMA, excluding public television stations and stations that do not meet the minimum Nielsen reporting standards (weekly cumulative audience of at least 0.1%) for the Monday-Sunday, 7:00 a.m. to 1:00 a.m. time period as of November 2004.

d)             The rank of each station in its market is based upon the November 2004 Nielsen estimates of the percentage of persons tuned to each station in the market from 7:00 a.m. to 1:00 a.m., Monday-Sunday.

e)              We timely filed applications for renewal of these licenses with the FCC.  These applications are currently pending.

f)                On December 2, 2004, we filed an application to assign KOVR-TV to CBS Broadcasting, Inc.  That application is currently pending with the FCC.

g)             We timely filed an application for renewal of this license with the FCC.  On September 1, 2004, Richard D’Amato filed a petition to deny the license renewal application.  We opposed the petition to deny and that application is currently pending.

h)             The license assets for these stations are currently owned by Cunningham Broadcasting Corporation, (“Cunningham”) a related party or one of its subsidiaries. See Federal Regulations of Television Broadcasting for more information.

i)                 Cunningham timely filed applications for renewal of these stations with the FCC.  These applications are currently pending.

j)                 We timely filed applications for the license renewal of WXLV, WUPN, WLFL, WRDC, WLOS and WMMP with the FCC.  Cunningham timely filed applications for the license renewal of WBSC and WTAT with the FCC.  On November 1, 2004, an organization calling itself “Free Press” filed a petition to deny the license renewal applications of these stations.  We opposed the petition to deny and the applications are currently pending.

k)              We have entered into an outsourcing agreement with the unrelated third party owner of WNAB-TV to provide certain non-programming related sales, operational and administrative services to WNAB-TV.

l)                 Although this agreement has expired, we have extended it through May 24, 2005 under the same terms and conditions.

m)           We have entered into an outsourcing agreement with Meredith Corporation, under which the Meredith Corporation provides non-programming related sales, operational and managerial services to KSMO-TV.  We own the FCC license and its related assets including programming.  On January 7, 2005, we filed an application to assign the FCC license for KSMO-TV to Meredith Corporation.  That application is currently pending with the FCC.

n)             Although these affiliation agreements have expired, we continue to operate these stations under the same terms and conditions of the expired agreements.

o)             WDBB-TV simulcasts the programming broadcast on WTTO-TV pursuant to a programming services agreement and the station rank applies to the combined viewership of these stations.

p)             The unrelated third party licensees of these stations timely filed applications for renewal of these licenses.  These applications are currently pending.

q)             “IND” or “Independent” refers to a station that is not affiliated with any of ABC, CBS, NBC, FOX, WB or UPN.

r)                On February 25, 2004, NBC informed us that they intend to terminate our affiliation with WICS-TV and WICD-TV effective September 2005.

s)              WICD-TV, a satellite of WICS-TV, under FCC rules, simulcasts all of the programming aired on WICS-TV except the news broadcasts and the station rank applies to the combined viewership of these stations.

t)                We have entered into a five-year outsourcing agreement with an unrelated third party under which the unrelated third party provides certain non-programming related sales, operational and managerial services to KGAN-TV.  We continue to own all of the assets of KGAN-TV and to program and control the station’s operations.

u)             We have entered into an outsourcing agreement with the unrelated third party owner of WTXL-TV to provide certain non-programming related sales, operational and managerial services for WTXL-TV.

v)             We have entered into an outsourcing agreement with an unrelated third party, under which the unrelated third party provides certain non-programming related sales, operational and managerial services to WYZZ-TV.  We continue to own all of the assets of WYZZ-TV and to program and control the station’s operations.

Operating Strategy

Our operating strategy includes the following elements:

Programming to Attract Viewership.  We seek to target our programming offerings to attract viewership, to meet the needs of the communities in which we serve and to meet the needs of our advertising customers.  In pursuit of this strategy, we seek to obtain, at attractive prices, popular syndicated programming that is complementary to each station’s network programming. We also seek to broadcast live local and national sporting events that would appeal to a large segment of the local community.  Moreover, we produce news at 38 stations in 32 separate markets, 16 of those stations in 14 markets are provided with our News Central format and six stations have a local news sharing arrangement with a competitive station in that market.  The remaining 16 stations in the remaining 12 markets have news operations that are mostly independent from our News Central format.  In October 2002, we launched our News Central strategy, which is a project that allows us to add, in a cost-effective manner, local news programming at many of our stations by using a central support operation providing national and regional news coverage in coordination with local news operations at the station location.

Developing Local Franchises.  We believe that the greatest opportunity for a sustainable and growing customer base lies within our local communities. Therefore, we have focused on developing a strong local sales force at each of our television stations.  Excluding political advertising revenue, 61.6% of our time sales were local for the year ended December 31, 2004, up from 61.2% in 2003.  Our goal is to continue to grow our local revenues by increasing our market share and by developing new business opportunities.

Development of new business.  In general, the market for local direct mail advertising is approximately three to four times larger than the local television advertising market.  We believe that we can convert direct mail advertisers to become our customers by offering greater value and return for their advertising investment.  We can provide both the exposure and branding intrinsic with television advertising while at the same time, including them in a direct mail piece that is sophisticated and compelling to the consumer.  While there is significant complexity in developing this business, we believe that over time this effort, if successful, would provide our stations and account executives with a competitive advantage over our competitors.  The initiative has resulted in generating new business on our television platform using our existing sales force as well as newly hired sales staff.

Control of Operating and Programming Costs.  By employing a disciplined approach to managing programming acquisition and other costs, we have been able to achieve operating margins that we believe are very competitive within the television broadcast industry. We believe our national reach of approximately 24% of the country provides us with a strong position to negotiate with programming providers and, as a result, the opportunity to purchase high quality programming at more favorable prices. Moreover, we emphasize control of each of our station’s programming and operating costs through program-specific profit analysis, detailed budgeting, regionalization of staff and detailed long-term planning models.

Utilization of Local Marketing Agreements and Duopolies.  We have sought to increase our revenues and improve our margins by providing programming services pursuant to an LMA to a second station in eight designated market areas (DMAs) where we already own one station.  We refer to these two-station arrangements as a duopoly.  They allow us to realize significant economies of scale in marketing, programming, overhead and capital expenditures. We also believe that these arrangements assist stations whose stand-alone operations may have been marginally profitable to continue to air popular programming and contribute to the diversity of programming in their respective DMAs. Although under the new FCC ownership rules released in June 2003, we would be allowed to continue to program most of the stations with which we have an LMA, in the absence of a waiver, the new rules would require us to terminate or modify three of our LMAs in markets where both the stations we own and the station with which we have an LMA are ranked among the top four stations in their particular DMA.  The FCC’s new ownership rules include specific provisions permitting waivers of this “top four restriction.”  Although there can be no assurances, we have studied the application of the new rules to our markets and believe we are qualified for waivers.  As discussed in Risk Factors - Changes in Rules on Television Ownership, because the effectiveness of the new rules has been stayed and the FCC concluded the old rules could not be justified as necessary to the public interest, we believe an issue exists regarding whether the FCC has any current legal right to enforce any rules prohibiting the acquisition of television stations.  See Risk Factors—The FCC’s multiple ownership rules limit our ability to operate multiple television stations in some markets and may result in a reduction in our revenue or prevent us from reducing costs. Changes in these rules may threaten our existing strategic approach to certain television markets.

Use of Outsourcing Agreements.  In addition to our LMAs and duopolies, we have entered into four (and may seek opportunities for additional) outsourcing agreements in which our stations provide or are provided various non-programming related services such as sales, operational and managerial services to or by other stations. Pursuant to these agreements, our stations currently provide services to other stations in Tallahassee, Florida and Nashville, Tennessee and other parties provide services to our stations in Peoria/Bloomington, Illinois and in Cedar Rapids, Iowa. We believe this structure allows stations to achieve operational efficiencies and economies of scale, which should otherwise improve broadcast cash flow and competitive positions. While television joint sales agreements (JSAs) are not currently attributable, on August 2, 2004, the FCC released a notice of proposed rulemaking seeking comments on its tentative conclusion that television joint sales agreements should be attributable.  We cannot predict the outcome of this proceeding, nor can we predict how any changes, together with possible changes to the ownership rules, would apply to our existing outsourcing agreements.

Strategic Realignment of Station Portfolio  We continue to examine our television station group portfolio in light of the FCC’s broadcast ownership rules adopted by the FCC in 2003 which, among other things:

•                  increase the number of stations a group may own nationally by increasing the audience reach cap from 35% to 45% (See, however, discussion under National Ownership Rule regarding congressional action changing the cap to 39%);

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

The new rules have yet to take effect as a result of numerous legal challenges, including one filed by us.  If these rules become law, broadcast television owners would be permitted to own more television stations, potentially affecting our competitive position.  Our objective is to build our local franchises in the markets we deem strategic.  We routinely review and conduct investigations of potential television station acquisitions, dispositions and station swaps. At any given time, we may be in discussions with one or more station owners. In November 2003, following our exercise of an option to acquire the intangible assets of WFGX-TV, we filed an assignment application with the FCC to obtain its consent for the assignment of the WFGX-TV broadcast license from an unrelated third party to us.  The sale was completed in March 2004.  On December 2, 2004, we filed an application to assign television station KOVR-TV to an unrelated third party.  That application is currently pending with the FCC.  On January 7, 2005, we filed an application to assign television station KSMO-TV to an unrelated third party.  That application is currently pending with the FCC.

On November 15, 1999, we entered into five separate plans and agreements of merger, pursuant to which we would acquire through merger with subsidiaries of Cunningham Broadcasting Corporation (Cunningham), a related party, television broadcast stations WABM-TV, Birmingham, Alabama, KRRT-TV, San Antonio, Texas, WVTV-TV, Milwaukee, Wisconsin, WRDC-TV, Raleigh-Durham, North Carolina and WBSC-TV (formerly WFBC-TV), Anderson, South Carolina.  In December 2001, we received FCC approval on all the transactions except WBSC-TV.  Accordingly, on February 1, 2002, we closed on the purchase of the FCC license and related assets of WABM-TV, KRRT-TV, WVTV-TV, and WRDC-TV.  We have filed a petition for reconsideration with the FCC to reconsider its denial of the acquisition of WBSC-TV and amended our application to acquire the license in light of the FCC’s multiple ownership rules adopted in June 2003.  However, the new rules have been stayed by the U.S. Court of Appeals for the Third Circuit and remanded to the FCC.  Several parties have filed with the Supreme Court of the United States petitions for writ of certiorari seeking review of the Third Circuit decision. A petition for a writ of certiorari is a legal term that means a document filed with the U. S. Supreme Court asking the Court to review the decision of a lower court.  It includes, among other things, an argument as to why the Supreme Court should hear the appeal.  On March 3, 2005, we filed a conditional cross-petition with the Supreme Court asking the Court to consider our arguments together with the arguments contained in the petitions filed by the other parties.  We also filed applications in November 2003 to acquire the license assets of the remaining five Cunningham stations, WRGT-TV, Dayton, Ohio; WTAT-TV, Charleston, South Carolina; WVAH-TV, Charleston, West Virginia; WNUV-TV, Baltimore, Maryland; and WTTE-TV, Columbus, Ohio.  The FCC dismissed our applications in light of the stay of the new ownership rules and we filed an application for review of the dismissal.  The applications are still pending and may be impacted by the remand of the FCC’s multiple ownership rules.  We also filed a petition with the U. S. Court of Appeals for the D. C. Circuit requesting that the Court direct the FCC to take final action on our applications.

At this time, we have not otherwise entered into any agreements or understandings with respect to any transaction and there can be no assurance that any transaction will be completed. See Risk Factors—The FCC’s multiple ownership rules limit our ability to operate multiple television stations and may result in a reduction in our revenue or prevent us from reducing costs. Changes in these rules may threaten our existing strategic approach to certain television markets.

Local News.  We believe that the production and broadcasting of local news is an important link to the community and an aid to a station’s efforts to expand its viewership. In addition, local news programming can provide access to advertising sources targeted specifically to local news viewers.  We assess the anticipated benefits and costs of producing local news prior to introduction at our stations because a significant investment in capital equipment is required and substantial operating expenses are incurred in introducing, developing and producing local news programming. We are seeking to provide cost effective local news programming through the News Central format described below. We also continuously review the performance of our existing news operations to make sure that they are economically viable. We produce news at 38 stations in 32 markets, 16 of those stations in 14 markets are provided with our News Central format and six stations have a local news sharing arrangement with a competitive station in that market.  The remaining 16 stations in the remaining 12 markets have news operations that are mostly independent from our News Central format.  Since October 2002, we have instituted our News Central project to increase, in a cost-effective manner, local news programming at many of our stations by using a central support operation which provides local weather and national and regional news coverage in coordination with local news operations at the station level.  Our News Central format serves the local community by providing additional news with an alternative view in these markets.

Popular Sporting Events.  Our WB and UPN affiliated and independent stations generally face fewer restrictions on broadcasting live local sporting events compared with FOX, ABC, NBC and CBS affiliates, which are required to broadcast a greater number of hours of programming supplied by the networks.  At some of our stations, we have been able to acquire the local television broadcast rights for certain sporting events, including NBA basketball, Major League Baseball, NFL football, NHL hockey, ACC basketball and both Big Ten and SEC football and basketball.  We seek to expand our sports broadcasting in DMAs only as profitable opportunities arise. In addition, our stations that are affiliated with FOX, ABC, NBC and CBS broadcast certain Major League Baseball games, NFL football games, NHL hockey games and NASCAR races, as well as other popular sporting events.

Attract and Retain High Quality Management.  We believe that much of our success is due to our ability to attract and retain highly skilled and motivated managers at both the corporate and local station levels. A significant portion of the compensation available to our Chief Operating Officer, sales vice presidents, group managers, general managers, sales managers and other station managers is based on their exceeding certain operating results.  We also provide some of our corporate and station managers with deferred compensation plans.  We have established a practice of granting options to acquire our Class A Common Stock to station sales managers as an incentive to join us and we provide additional options as part of the compensation package when we promote sales managers.  Annually, managers at our stations and at our corporate offices are eligible for options tied to performance at the discretion of the Compensation Committee (which is comprised of certain members of the Board of Directors).

Community Involvement.  Each of our stations actively participates in various community activities and offers many community services. Our activities include broadcasting programming of local interest and sponsorship of community and charitable events. We also encourage our station employees to become active members of their communities and to promote involvement in community and charitable affairs. In response to the Tsunami tragedy in Southeast Asia, our employees generously donated over $17,000; we matched this amount with a contribution to the Red Cross.  We believe that active community involvement by our stations provides our stations with increased exposure in their respective DMAs and is our responsibility as stewards of the community’s broadcast license.

Investment Strategy

Sinclair Ventures, Inc.  (SVI), is our wholly-owned subsidiary that is charged with seeking out business opportunities that have the possibility of equity investment, acquisition or barter transactions.  SVI’s primary focus is on businesses that add value related to our core television business.  At any given time, we may be in discussions with one or more parties.  We cannot be assured that any of these negotiations will lead to definitive agreements or, if agreements are reached, that any transactions would be consummated and completed.

Acrodyne Communications Inc. (Acrodyne).  In January 1999, we acquired approximately 35.0% of Acrodyne, a company that manufactures UHF transmitters for the television industry. Along with this investment, we hired a team of highly qualified individuals to develop the next generation of UHF transmitters. We have assigned the rights to this technology to Acrodyne and it has manufactured most of our digital transmitters. In January 2003, our ownership interest increased to 82.4% as a result of a restructuring of our investment in Acrodyne in which we forgave indebtedness of Acrodyne and invested an additional $1.0 million in cash.  We have a controlling interest in and a strategic alliance with Acrodyne.  The financial statements of Acrodyne have been consolidated with ours since January 1, 2003.

G1440  Holdings Inc. and its subsidiaries (G1440).  Although we have continued to see a decrease in the value of internet-related and wireless businesses that began in 2000, we continue to explore opportunities for television broadcasters to work with these businesses to increase their profitability and to use the resources of the internet and wireless outlets to enhance the offerings and value of our broadcast stations. In November 1999, we acquired an 82.5% equity interest in G1440 and currently, we hold a 93.9% equity interest.  The financial statements of G1440 are included in our consolidated financial statements. G1440 provides single-source, end-to-end e-business solutions and a number of services and products, including a homebuilder application, an immigration tracking tool application, a syndicated television program management and scheduling application and a procurement application.

Summa Holdings, Ltd. (Summa).  On December 30, 2002, we invested $20.0 million in Summa resulting in a 17.5% equity interest.  Summa is a holding company which owns automobile dealerships and a leasing company. Summa has an integrated network of automotive sales and service representing 26 automobile brands in 44 retail locations, six regional collision centers, and 11 rental and leasing service locations.  David D. Smith, our President and Chief Executive Officer, has a controlling interest in Summa and is on the Board of Directors. We have significant influence over the operating and financial policies of Summa by holding a board seat (in addition to the board seat held personally by David D. Smith); therefore, we account for this investment under the equity method of accounting.

For additional information related to our investments, see Note 2. Investments in the Notes to our Consolidated Financial Statements.

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

We timely filed with the FCC applications for the license renewal of television stations WXLV-TV, Winston-Salem, North Carolina; WUPN-TV, Greensboro, North Carolina; WLFL-TV, Raleigh/Durham, North Carolina; WRDC-TV, Raleigh/Durham, North Carolina; WLOS-TV, Asheville, North Carolina and WMMP-TV, Charleston, South Carolina.  On November 1, 2004, an organization calling itself “Free Press” filed a petition to deny the applications of these stations and also the license renewal applications for WBSC-TV and WTAT-TV, which are licensed to Cunningham and which we program pursuant to LMAs.  We opposed the petition to deny against our stations, and the renewal applications are currently pending.  Several individuals and an organization named “Sinclair Media Watch” also filed informal objections to the license renewal applications of WLOS-TV and WBSC-TV, raising essentially the same arguments presented in the Free Press petition.  We believe that the filings from these organizations are without merit and that these organizations are using the FCC’s license renewal process as a way to increase our costs associated with renewing our licenses.

We timely filed with the FCC an application for the license renewal of WBFF-TV.  On September 1, 2004, Richard D’Amato filed a petition to deny the application.  We opposed the petition to deny and the license renewal application is currently pending.

On October 12, 2004, the FCC issued a Notice of Apparent Liability for Forfeiture (NAL) in the amount of $7,000 per station to all FOX stations, including sixteen FOX affiliates licensed to us.  The NAL alleged that the stations broadcast allegedly indecent material contained in an episode of a FOX network program that aired on April 7, 2003.  The FOX network and Sinclair filed oppositions to the NAL.  That proceeding is still pending.  We cannot predict the effect of any adverse outcome of this proceeding on the stations’ license renewal applications.

Recent actions by the FCC have also made it difficult for us to predict the impact on our license renewals from allegations that may arise in the ordinary course of our business related to the airing of indecent material.  For example, on Veteran’s Day in November of 2004, we preempted (did not air) “Saving Private Ryan”, a program that was aired during ABC’s network programming time.  We felt that the program contained indecent material as defined by the FCC and could result in a fine or other negative consequences to one or more of our ABC stations.  In February 2005, the FCC dismissed all complaints filed against ABC stations regarding this program.  The FCC’s decision justified what some may consider indecent material as appropriate in the context of the program.  Although this ruling has expanded the programming opportunities of our stations it still leaves us at risk because what might be determined as legitimate context by us may not be deemed so by the FCC.  We are only sure that “Saving Private Ryan” and “Schindler’s List” are allowed to be aired in their entirety under current FCC rulings.

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

To obtain the FCC’s prior consent to assign a broadcast license or transfer control of a broadcast license, appropriate applications must be filed with the FCC. If the application involves a “substantial change” in ownership or control, the application must be placed on public notice for a period of approximately 30 days during which petitions to deny the application may be filed by interested parties, including members of the public. If the application does not involve a “substantial change” in ownership or control, it is a “pro forma” application. The “pro forma” application is not subject to petitions to deny or a mandatory waiting period, but is nevertheless subject to having informal objections filed against it. If the FCC grants an assignment or transfer application, interested parties have approximately 30 days from public notice of the grant to seek reconsideration or review of the grant. Generally, parties that do not file initial petitions to deny or informal objections against the application face difficulty in seeking reconsideration or review of the grant. The FCC normally has an additional 10 days to set aside such grant on its own motion. When passing on an assignment or transfer application, the FCC is prohibited from considering whether the public interest might be served by an assignment or transfer to any party other than the assignee or transferee specified in the application.

The FCC generally applies its ownership limits to “attributable” interests held by an individual, corporation, partnership or other association. In the case of corporations holding, or through subsidiaries controlling, broadcast licenses, the interests of officers, directors and those who, directly or indirectly, have the right to vote 5% or more of the corporation’s stock (or 20% or more of such stock in the case of insurance companies, investment companies and bank trust departments that are passive investors) are generally attributable. In August 1999, the FCC revised its attribution and multiple ownership rules and adopted the equity-debt-plus rule that causes certain creditors or investors to be attributable owners of a station. Under this rule, a major programming supplier (any programming supplier that provides more than 15% of the station’s weekly programming hours) or same-market media entity will be an attributable owner of a station if the supplier or same-market media entity holds debt or equity, or both, in the station that is greater than 33% of the value of the station’s total debt plus equity. For purposes of this rule, equity includes all stock, whether voting or non-voting, and equity held by insulated limited partners in partnerships. Debt includes all liabilities whether long-term or short-term. In addition, LMAs are attributable where a licensee owns a television station and programs a television station in the same market.

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

As a result of these provisions, the licenses granted to our subsidiaries by the FCC could be revoked if, among other restrictions imposed by the FCC, more than 25% of our stock were directly or indirectly owned or voted by aliens. Sinclair and its subsidiaries are domestic corporations, and the members of the Smith family (who together hold almost 90% of the common voting rights of Sinclair) are all United States citizens.  Our amended and restated Articles of Incorporation (“the amended certificate”) contain limitations on alien ownership and control that are substantially similar to those contained in the Communications Act. Pursuant to the amended certificate, we have the right to repurchase alien-owned shares at their fair market value to the extent necessary, in the judgment of the board of directors, to comply with the alien ownership restrictions.

In June 2003, the FCC adopted a Report and Order modifying its multiple ownership rules.  The new rules, among other things:

•                  increase the number of stations an entity may own nationally by increasing the national audience reach cap from 35% to 45% and leave unchanged the method of calculating an entity’s audience reach (Congress passed a bill requiring the FCC to establish a national audience reach cap of 39%.  See discussion below in National Ownership Rule);

•                  increase the number of stations an entity can own or control in many local markets, subject to restrictions including the number of stations an entity can own or control which are ranked among the top four in their DMA;

•                  repeal the newspaper-broadcast ownership limits and replace them with general cross media limits which, in many markets, would permit owners of daily newspapers to own one or more television stations and/or radio stations in the same market as the newspaper’s city of publication; and

•                  repeal the radio-television broadcast ownership limits and replace them with new general cross media limits.

If the new rules become law, broadcast television owners would be permitted to own more television stations, potentially affecting our competitive position.  The Third Circuit Court of Appeals has stayed the application of the new rules as a result of numerous legal challenges, including one we filed.  In July 2004, the court issued a decision holding, among other things, that the numerical limits established by the FCC’s new local television ownership rule were patently unreasonable and not consistent with the record evidence.  The court remanded the numerical limits for the FCC to justify or modify and left the stay in effect pending the FCC’s action on remand.  Several parties have filed with the Supreme Court of the United States petitions for writ of certiorari seeking review of the Third Circuit decision and on March 3, 2005, we filed a conditional cross-petition for a writ of certiorari related to the Third Circuit decision.  During the pendency of the remand, the Third Circuit has ordered the FCC to continue to apply the existing ownership rules.  Following is a description of these FCC ownership rules:

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

National Ownership Rule.  The FCC’s current national ownership rule states that no individual or entity may have an attributable interest in television stations reaching more than 35% of the national television viewing audience. However, Congress passed a bill requiring the FCC to establish a national audience reach cap of 39% and President Bush signed the bill into law on January 23, 2004.  Under this rule, where an individual or entity has an attributable interest in more than one television station in a market, the percentage of the national television viewing audience encompassed within that market is only counted once. Since, historically, VHF stations (channels 2 through 13) have shared a larger portion of the market than UHF stations (channels 14 through 69), only half of the households in the market area of any UHF station are included when calculating an entity’s national television viewing audience (commonly referred to as the “UHF discount”).

All but eight of the stations we own and operate, or to which we provide programming services, are UHF. We reach approximately 24% of U.S. television households or 14% taking into account the FCC’s UHF discount.

Local Television (Duopoly) Rule.  A party may own two television stations in adjoining markets, even if there is Grade B (discussed below) overlap between the two stations’ analog signals, and generally may own two stations in the same market:

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

There are three grades of service for traditional television broadcasts, City (strongest), Grade A and Grade B (least strong); and the signal decreases in strength the further away the viewer is from the broadcast antenna tower.  Generally, it is not as easy for viewers with properly installed outdoor antennas to receive a Grade B signal.

Antitrust Regulation.  The Department of Justice (DOJ) and the Federal Trade Commission (FTC) have increased their scrutiny of the television industry since the adoption of the 1996 Act and have reviewed matters related to the concentration of ownership within markets (including LMAs) even when the ownership or LMA in question is permitted under the laws administered by the FCC or by FCC rules and regulations. The DOJ takes the position that an LMA entered into in anticipation of a station’s acquisition with the proposed buyer of the station constitutes a change in beneficial ownership of the station which, if subject to filing under the Hart-Scott-Rodino Anti Trust Improvements Act (HSR Act), cannot be implemented until the waiting period required by that statute has ended or been terminated.

Expansion of our broadcast operations on both a local and national level will continue to be subject to the FCC’s ownership rules and any changes the FCC or Congress may adopt. At the same time, any further relaxation of the FCC’s ownership rules, which could occur if the rules adopted in 2003 become effective, may increase the level of competition in one or more of the markets in which our stations are located, more specifically to the extent that any of our competitors may have greater resources and thereby be in a superior position to take advantage of such changes.

Local Marketing Agreements

Certain of our stations have entered into what have commonly been referred to as local marketing agreements or LMAs.  One typical type of LMA is a programming agreement between two separately owned television stations serving the same market, whereby the licensee of one station programs substantial portions of the broadcast day and sells advertising time during such program segments on the other licensee’s station subject to the ultimate editorial and other controls being exercised by the latter licensee.  We believe these arrangements allow us to reduce our operating expenses and enhance profitability.  Although under the FCC ownership rules adopted in 2003 we would be allowed to continue to program most of the stations with which we have an LMA, in the absence of a waiver, the new rules would require us to terminate or modify three of our LMAs in markets where both the station we own and the station with which we have an LMA are ranked among the top four stations in their particular DMA.  The FCC’s new ownership rules include specific provisions permitting waivers of this “top four restriction.”  Although there can be no assurances, we have studied the application of the new rules to our markets and believe we are qualified for waivers.  As discussed in Risk Factors - The FCC’s multiple ownership rules limit our ability to operate multiple television stations in some markets and may result in a reduction in our revenue or prevent us from reducing costs.  Changes in these rules may threaten our existing strategic approach to certain television markets.  Because the effectiveness of the new rules has been stayed and the FCC concluded the old rules could not be justified as necessary to the public interest, we believe an issue exists regarding whether the FCC has any current legal right to enforce any rules prohibiting the acquisition of television stations.  The Third Circuit Court of Appeals has stayed the application of the new rules as a result of numerous legal challenges, including one we filed.  In July 2004, the court issued a decision holding, among other things, that the numerical limits established by the FCC’s new local television ownership rule were patently unreasonable and not consistent with the record evidence.  The court remanded the numerical limits for the FCC to justify or modify and left the stay in effect pending the FCC’s action on remand, requiring the FCC to continue to apply the existing ownership rules.  Several parties have filed with the Supreme Court of the United States petitions for writ of certiorari seeking review of the Third Circuit decision and on March 3, 2005, we filed a conditional cross-petition for a writ of certiorari related to the Third Circuit decision.

On November 15, 1999, we entered into five separate plans and agreements of merger, pursuant to which we would acquire through merger with subsidiaries of Cunningham, a related party, television broadcast stations WABM-TV, Birmingham, Alabama, KRRT-TV, San Antonio, Texas, WVTV-TV, Milwaukee, Wisconsin, WRDC-TV, Raleigh/Durham, North Carolina and WBSC-TV (formerly WFBC-TV), Anderson, South Carolina.  The consideration for these mergers was the issuance to Cunningham, of shares of our Class A Common Voting Stock.  In December 2001, we received FCC approval on all the transactions except WBSC-TV.  Accordingly, on February 1, 2002, we closed on the purchase of the FCC license and related assets of WABM-TV, KRRT-TV, WVTV-TV, and WRDC-TV.  The total value of the shares issued in consideration for the approved mergers was $7.7 million.  We have filed a petition for reconsideration with the FCC to reconsider its denial of the acquisition of WBSC-TV and amended our application to acquire the license in light of the FCC’s new multiple ownership rules adopted in June 2003.  However, the new rules have been stayed and are on remand to the FCC.  We also filed applications in November 2003 to acquire the license assets of the remaining five Cunningham stations, WRGT-TV, Dayton, Ohio, WTAT-TV, Charleston, South Carolina, WVAH-TV, Charleston, West Virginia, WNUV-TV, Baltimore, Maryland, and WTTE-TV, Columbus, Ohio.  The Rainbow/PUSH Coalition filed a petition to deny these five applications and to revoke all of our licenses.  The FCC dismissed our applications in light of the stay of the new ownership rules, and we filed an application for review of the dismissal, which may be impacted by the remand of the FCC’s new multiple ownership rules.  We also filed a petition with the U. S. Court of Appeals of the D. C. Circuit requesting that the Court direct the FCC to take action on our applications.  The FCC denied the Rainbow/PUSH petition, and Rainbow filed a petition for reconsideration of that denial.  Both the applications and the associated petition to deny are still pending.  We believe the Rainbow/PUSH petition is without merit.

The Satellite Home Viewer Improvement Act (SHVIA) and the Satellite Home Viewer Extension and Reauthorization Act (SHVERA)

In 1988, Congress enacted the Satellite Home Viewer Act (SHVA), which enabled satellite carriers to provide broadcast programming to those satellite subscribers who were unable to obtain broadcast network programming over-the-air. SHVA did not permit satellite carriers to retransmit local broadcast television signals directly to their subscribers. The Satellite Home Viewer Improvement Act of 1999 (SHVIA) revised SHVA to reflect changes in the satellite and broadcasting industry. This legislation allowed satellite carriers, until December 31, 2004, to provide local television signals by satellite within a station market, and effective January 1, 2002, required satellite carriers to carry all local signals in any market where they carry any local signals. On or before July 1, 2001, SHVIA required all television stations to elect to exercise certain “must carry” or “retransmission consent” rights in connection with their carriage by satellite carriers.  We have entered into compensation agreements granting the two primary satellite carriers retransmission consent to carry all of our stations.  In December 2004, President Bush signed into law the Satellite Home Viewer Extension and Reauthorization Act (SHVERA).  SHVERA extended, until December 31, 2009, the rights of broadcasters and satellite carriers under SHVIA to retransmit local television signals by satellite.  SHVERA also authorized satellite delivery of distant network signals, significantly viewed signals and local low-power television station signals into local markets under defined circumstances.  With respect to digital signals, SHVERA established a process to allow satellite carriers to retransmit distant network signals and significantly viewed signals to subscribers under certain circumstances.  The FCC is required to conduct and complete a study within one year to assess the technical standards for determining when a subscriber may receive a distant digital network signal.  Pursuant to SHVERA, the FCC has also initiated a rulemaking proceeding to establish rules implementing the carriage of “significantly viewed” signals in a market.  The carriage of two network stations on the same satellite system could result in a decline of viewership, adversely affecting the revenues of our owned or programmed stations.

Must-Carry/Retransmission Consent

Pursuant to the Cable Act of 1992, television broadcasters are required to make triennial elections to exercise either certain “must-carry” or “retransmission consent” rights in connection with their carriage by cable systems in each broadcaster’s local market. By electing the must-carry rights, a broadcaster demands carriage on a specified channel on cable systems within its DMA, in general, as defined by the Nielsen DMA Market and Demographic Rank Report of the prior year. These must-carry rights are not absolute and their exercise is dependent on variables such as:

•                  the number of activated channels on a cable system;

•                  the location and size of a cable system; and

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

In February 2005, the FCC adopted an order stating that cable television systems are not required to carry both a station’s analog and digital signals during the digital transition.  Thus, only television stations operating solely with digital signals are entitled to mandatory carriage of their digital signal by cable companies.  In addition, it is technically possible for a television station to broadcast more than one channel of programming using its digital signal.  The same FCC order clarified that cable system need only carry a broadcast station’s primary video stream, and not any of the station’s other programming streams in those situations where a station chooses to transmit multiple programming streams.  As a result of this decision by the FCC, cable customers in our broadcast markets may not receive the full digital signal or even part of the digital signal of any of our television stations.

Many of the viewers of our television stations receive the signals of the stations via cable television service.  Cable television systems generally transmit our signals pursuant to permission granted by us in retransmission consent agreements.  A material portion of these agreements have no definite term and may be terminated either by us or by the applicable cable television company on very short notice (typically 45 or 60 days). We are currently engaged in negotiations with respect to these agreements with several major cable television companies and we recently reached an agreement with Comcast, the nation's largest cable operator.  There can be no assurance that the results of these negotiations will be advantageous to us or that we or the cable companies might not determine to terminate some or all of these agreements.  A termination of our retransmission agreements would make it more difficult for our viewers to watch our programming and could result in lower ratings and a negative financial impact on us.  In addition, we generally have not provided the major cable television companies with the right to transmit our stations’ digital signals.  Although the lack of carriage of these signals does not, at this time, have a material impact on our results of operations, this could change as the number of households in the United States with the capability of viewing digital and high definition television increases.  There can be no assurance that we will be able to negotiate mutually acceptable retransmission agreements in the future relating to the carriage of our digital signals.

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

In December 2004, President Bush signed into law the Satellite Home Viewer Extension and Reauthorization Act (SHVERA).  Among other things, SHVERA allows satellite carriers to transmit distant signals and the signals of “significantly viewed” stations under certain circumstances.  The FCC is required to complete a study and report on, among other things, how its syndicated exclusivity and network non-duplication rules impact competition among multi-channel video programming distributors, such as satellite carriers and cable companies.  The carriage of two network stations on the same satellite system could result in a decline of viewership adversely affecting the revenues of our owned or programmed stations.

Digital Television

The FCC has taken a number of steps to implement digital television (DTV) broadcasting services. The FCC has adopted an allotment table that provides all authorized television stations with a second channel on which to broadcast a DTV signal. The FCC has attempted to provide DTV coverage areas that are comparable to stations’ existing service areas. The FCC has ruled that television broadcast licensees may use their digital channels for a wide variety of services such as high-definition television, multiple standard definition television programming, audio, data and other types of communications, subject to the requirement that each broadcaster provide at least one free video channel equal in quality to the current technical standard and further subject to the requirement that broadcasters pay a fee of 5% of gross revenues on all DTV subscription services.

DTV channels are generally located in the range of channels from channel 2 through channel 51. All commercial stations were required to have begun digital broadcasting by May 1, 2002. Under the FCC’s rules, a network-affiliated station in the top 30 markets must operate its DTV station at any time that the associated analog station is operating.  All other DTV stations are required to operate during prime time hours  and, as of April 1, 2004, for a total of 75% of the time in which their associated analog stations are operating.  On April 1, 2005, these digital stations will be required to operate for 100% of the time in which their analog stations are operating.  In September 2004, the FCC eliminated its requirement that a digital station simulcast a certain percentage of the programming transmitted on its associated analog station.

As of December 31, 2004, DTV stations were required to meet a more stringent signal strength standard for the digital signal coverage of their communities of license.  Additionally, by July 2005, a DTV licensee affiliated with a top-four network (i.e., ABC, CBS, FOX, or NBC) that is located in one of the top 100 markets must meet a higher replication standard or lose interference protection for those areas not covered by the digital signal.  For all other commercial DTV licensees as well as noncommerical DTV licensees, that deadline is July 2006.  There are no guarantees that our stations will be able to meet these requirements.  Loss of interference protection for any of our stations could reduce the number of viewers of that station and could adversely impact revenues for that station.

Of the television stations that we own and operate, as of December 31, 2004, thirteen are operating at their full digital television power.  One DTV station, which is licensed at full power, is operating pursuant to special temporary authority at reduced power because of an equipment problem.  Thirty-five stations are operating their DTV facilities at low power as permitted by the FCC pursuant to special temporary authority.  Three stations have applications for digital construction permits pending before the FCC, but two of these stations are operating their DTV facilities at low power, pursuant to special temporary authority.  One station, which we acquired in March 2004, has filed an application to extend its DTV construction permit.  All of the Cunningham stations with which we have LMAs are operating their DTV facilities at low power pursuant to special temporary authority.  The tower for Cunningham station WVAH-TV, Charleston, West Virginia was irreparably damaged in a severe ice storm on February 19, 2003.  Because the digital equipment was also destroyed in the disaster, the FCC permits this station to broadcast an analog signal only from its temporary placement on the WCHS-TV tower.  Construction of a new tower and building at the WCHS-TV site has been completed, and the facilities will support the operations of both WCHS-TV and WVAH-TV.  Once FCC authorization is received, WVAH-TV will resume broadcasting a full service digital and analog signal.

Three of the other LMA stations, WTTA-TV, WDBB-TV, and WDKA-TV are operating at low power pursuant to special temporary authority. WNYS-TV was granted a construction permit for a digital facility on November 10, 2004, which does not expire until November 10, 2005.

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

By statute, Congress has instructed the FCC to extend the 2006 deadline for reclamation of a television station’s analog channel if, in any given case:

•                  one or more television stations affiliated with ABC, CBS, NBC or FOX in a market is not broadcasting digitally and the FCC determines that each such station has “exercised due diligence” in attempting to convert to digital broadcasting and satisfies the conditions for an extension of the FCC’s applicable construction deadlines for DTV service in that market;

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

On January 27, 2003, the FCC initiated its second periodic review of its rules on the conversion to digital television, releasing a notice of proposed rulemaking. The notice invited comments on number of topics, including the difficulties broadcasters face in building their DTV stations and on the interpretation of the statutory language concerning the 2006 deadline.   The FCC concluded that review in September 2004 but stated that it would address the issue regarding the interpretation of the statutory language in a future order.

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

There is considerable uncertainty about the final form of the FCC digital regulations. Even so, we believe that these new developments may have the following effects on us:

Reclamation of analog channels.  Congress directed the FCC to begin auctioning analog channels 60-69 in 2001, even though the FCC is not to reclaim them until 2006. The channel 60-69 auction was scheduled to be held in January 2003, but has been delayed and no new auction date has been established. Congress further permitted broadcasters to bid on the non-digital channels in cities with populations over 400,000. If the channels are owned by our competitors, they may exert increased competitive pressure on our operations. In addition, the FCC reallocated the spectrum band, currently comprising television channels 52-59, to permit both wireless services and certain new broadcast operations. The FCC completed auctions for part of this spectrum in September 2002 and July 2003. With respect to the remaining spectrum, the FCC has not yet established an auction date. Analog broadcasters are required to cease operation on this spectrum by the end of 2006 unless the FCC extends the end of the digital transition. The FCC envisions that this band will be used for a variety of broadcast-type applications including two-way interactive services and services using Coded Orthogonal Frequency Division Multiplexing technology. We cannot predict how the development of this spectrum will affect our television operations.

Digital must carry.  In February 2005, the FCC adopted an order stating that cable television systems are not required to carry both a station’s analog and digital signals during the digital transition.  The same order also clarified that a cable system need only carry a broadcast station’s primary video stream and not any of the station’s other programming streams in those situations where a station chooses to transmit multiple programming streams.

Cable customers in our broadcast markets may only be able to receive our digital signal over the air, which could negatively impact our stations.  Many of the viewers of our television stations receive the signals of the stations via cable television service.  Cable television systems generally transmit our signals pursuant to permission granted by us in retransmission consent agreements.  A material portion of these agreements have no definite term and may be terminated either by us or by the applicable cable television company on very short notice (typically 45 or 60 days). We are currently engaged in negotiations with respect to these agreements with several major cable television companies and we recently reached an agreement with Comcast, the nation's largest cable operator.  There can be no assurance that the results of these negotiations will be advantageous to us or that we or the cable companies might not determine to terminate some or all of these agreements.  A termination of our retransmission agreements would make it more difficult for our viewers to watch our programming and could result in lower ratings and a negative financial impact on us.  In addition, we generally have not provided the major cable television companies with the right to transmit our stations’ digital signals.  Although the lack of carriage of these signals does not at this time have a material impact on our current results of operations, this could change as the number of households in the United States with the capability of viewing digital and high definition television increases.  There can be no assurance that we will be able to negotiate mutually acceptable retransmission agreements in the future relating to the carriage of our digital signals.

Capital and operating costs.  We have incurred and will continue to incur costs to replace equipment in our stations in order to provide digital television. Some of our stations will also incur increased utilities costs as a result of converting to digital operations. We cannot be certain we will be able to increase revenues to offset these additional costs.

Restrictions on Broadcast Programming

Advertising of cigarettes and certain other tobacco products on broadcast stations has been banned for many years. Various states also restrict the advertising of alcoholic beverages and from time to time certain members of Congress have contemplated legislation to place restrictions on the advertisement of such alcoholic beverage products. FCC rules also restrict the amount and type of advertising which can appear in programming broadcast primarily for an audience of children 12 years old and younger.   In addition, the Federal Trade Commission issued guidelines in December 2003 to help media outlets voluntarily screen out weight loss product advertisements that are misleading.

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

Indecency.  It is a violation of federal law and FCC regulations to broadcast obscene or indecent programming.  FCC licensees are, in general, responsible for the contents of their broadcast programming, including that supplied by television networks.  Accordingly, there is a risk of being fined as a result of our broadcast of programming, including network programming.  Currently the maximum forfeiture amount for the broadcast of indecent or obscene material is $27,500 for each violation.  However, recently the House of Representatives approved legislation with a $500,000 cap for indecent or obscene material.  This legislation is currently in the Senate and we cannot predict the outcome.  The FCC has intensified its scrutiny of allegedly indecent and obscene programming.  There has also been interest in Congress to raise the maximum forfeiture amount for such violations.

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

•                  is regularly scheduled weekly and at least 30 minutes in duration; and

•                  is aired between the hours of 7:00 a.m. and 10:00 p.m. local time.

Furthermore, “core” children’s educational programs, in order to qualify as such, are required to be identified as educational and informational programs over the air at the time they are broadcast and are required to be identified in the children’s programming reports, which are required to be placed quarterly in stations’ public inspection files and filed quarterly with the FCC.

Additionally, television stations are required to identify and provide information concerning “core” children’s programming to publishers of program guides. The FCC has recently concluded that a digital broadcaster must air an additional half hour of “core” children’s programming per every increment of 1 to 28 hours of free video programming provided in addition to the main DTV program stream.  The FCC is also applying its children’s commercial limits and policies to all digital video programming directed to children ages 12 and under.

The FCC has also recently initiated a notice of inquiry seeking comments on issues relating to the presentation of violent programming on television and its impact on children.

Television Program Content.  The television industry has developed an FCC approved ratings system that is designed to provide parents with information regarding the content of the programming being aired. Furthermore, the FCC requires certain television sets to include the so-called “V-chip,” a computer chip that allows blocking of rated programming.

The FCC has initiated a notice of inquiry seeking comments on what actions, if any, it should take to ensure that licensees air programming that is responsive to the interests and needs of their communities of license.

Pending Matters

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

Other Considerations

The preceding summary is not a complete discussion of all provisions of the Communications Act, the 1996 Act or other congressional acts or of the regulations and policies of the FCC. For further information, reference should be made to the Communications Act, the 1996 Act, other congressional acts and regulations and public notices circulated from time to time by the FCC. There are additional regulations and policies of the FCC and other federal agencies that govern political broadcasts, advertising, equal employment opportunity and other matters affecting our business and operations.

ENVIRONMENTAL REGULATION

Prior to our ownership or operation of our facilities, substances or waste that are or might be considered hazardous under applicable environmental laws may have been generated, used, stored or disposed of at certain of those facilities. In addition, environmental conditions relating to the soil and groundwater at or under our facilities may be affected by the proximity of nearby properties that have generated, used, stored or disposed of hazardous substances. As a result, it is possible that we could become subject to environmental liabilities in the future in connection with these facilities under applicable environmental laws and regulations. Although we believe that we are in substantial compliance with such environmental requirements and have not in the past been required to incur significant costs in connection therewith, there can be no assurance that our costs to comply with such requirements will not increase in the future.  We presently believe that none of our properties have any condition that is likely to have a material adverse effect on our financial position, results of operations or cash flows.

COMPETITION

Our television stations compete for audience share and advertising revenue with other television stations in their respective designated market areas (DMAs), as well as with other advertising media such as radio, newspapers, magazines, outdoor advertising, transit advertising, telecommunications providers, internet, yellow page directories, direct mail, satellite television, local cable television and wireless video.  Some competitors are part of larger organizations with substantially greater financial, technical and other resources than we have.

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

Broadcast television stations compete for advertising revenues primarily with other broadcast television stations, radio stations, cable channels, cable system operators and satellite providers serving the same market, as well as with newspapers, the internet, yellow page directories, direct mail, outdoor advertising operators and transit advertisers.  Traditional network programming (ABC, CBS and NBC) generally achieves higher household audience levels than FOX, WB and UPN programming and syndicated programming aired by our independent stations. This can be attributed to a combination of factors including the traditional networks’ efforts to reach a broader audience, generally better signal carriage available when broadcasting over VHF channels 2 through 13 versus broadcasting over UHF channels 14 through 69 and the higher number of hours of traditional network programming being broadcast weekly. However, greater amounts of advertising time are available for sale on our FOX, UPN and WB affiliated stations and, as a result, we believe that our programming typically achieves a share of television market advertising revenues greater than its share of the market’s audience.

Television stations compete for audience share primarily on the basis of program popularity, which has a direct effect on advertising rates. Our affiliated stations are largely dependent upon the performance of the networks’ programs in attracting viewers. Non-network time periods are programmed by the station primarily with syndicated programs purchased for cash, cash and barter or barter-only as well as through self-produced news, public affairs programs, live local sporting events and other entertainment programming.

Television advertising rates are based upon factors which include the size of the DMA in which the station operates, a program’s popularity among the viewers that an advertiser wishes to attract, the number of advertisers competing for the available time, the demographic makeup of the DMA served by the station, the availability of alternative advertising media in the DMA including radio, cable, satellite, newspapers and yellow page directories, direct mail, the aggressiveness and knowledge of sales forces in the DMA and development of projects, features and programs that tie advertiser messages to programming. We believe that our sales and programming strategies allow us to compete effectively for advertising revenues within our DMAs.

Satellite customers may be one of the fastest growing segments of our viewing audience.  Currently, several satellite providers make available our local signal to their satellite subscribers in our DMAs.  We are compensated by these satellite providers on a per subscriber basis and this revenue has continued an upward trend.  We cannot assume that these providers will continue to pay these fees in the future.

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

•                  carriage on cable systems and in certain markets, direct broadcast satellite;

•                  improvement in television receivers;

•                  improvement in television transmitters;

•                  wider use of all channel antennae;

•                  increased availability of programming; and

•                  the development of new networks such as FOX, WB and UPN.

The broadcasting industry is continuously faced with technical changes and innovations, competing entertainment and communications media, changes in labor conditions and governmental restrictions or actions of federal regulatory bodies, including the FCC, any of which could possibly have a material effect on a television station’s operations and profits. For instance, the FCC has established Class A television service for qualifying low power television stations. This Class A designation provides low power television stations, which ordinarily have no broadcast frequency rights when the low power signal conflicts with a signal from any full power stations, some additional frequency rights.  These rights may allow low power stations to compete more effectively with full power station.  We cannot predict the effect of increased competition from Class A television stations in markets where we have full-power television stations.

There are sources of video service other than conventional television stations, the most common being cable television, which can increase competition for a broadcast television station by bringing into its market distant broadcasting signals.  These signals not otherwise available to the station’s audience serve as a distribution system for national satellite-delivered programming and other non-broadcast programming originated on a cable system and selling advertising time to local advertisers. Other principal sources of competition include home video exhibition and Direct Broadcast Satellite (DBS) services and Broadband Radio Service (BRS). DBS and cable operators, in particular, are competing more aggressively than in the past for advertising revenues. This competition could adversely affect our stations’ revenues and performance in the future.  In addition, SHVIA allows on a limited basis, satellite carriers to provide distant stations’ signals with the same network affiliation as our stations to their subscribers.

Moreover, technology advances and regulatory changes affecting programming delivery through fiber optic telephone lines and video compression could lower entry barriers for new video channels and encourage the development of increasingly specialized “niche” programming. Telephone companies are permitted to provide video distribution services via radio communication, on a common carrier basis, as “cable systems” or as “open video systems,” each pursuant to different regulatory schemes. Additionally, in January 2004, the FCC concluded an auction for licenses operating in the 12 GHz band that can be used to provide multichannel video programming distribution.  Those licenses were granted in July 2004.  We are unable to predict what other video technologies might be considered in the future or the effect that technological and regulatory changes will have on the broadcast television industry and on the future profitability and value of a particular broadcast television station.

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

EMPLOYEES

As of March 7, 2005, we had approximately 3,310 employees. Approximately 225 employees at eight of our television stations are represented by labor unions under certain collective bargaining agreements. We have not experienced any significant labor problems and consider our overall labor relations to be good.

AVAILABLE INFORMATION

Our internet address is: www.sbgi.net. We make available, free of charge through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934 as soon as reasonably practicable after such documents are electronically submitted to the SEC.  In addition, a replay of each of our quarterly earnings conference calls is available on our website until the subsequent quarter’s earnings call.

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

	OWNED	LEASED
Office and Studio Buildings	666,147 square feet	443,227 square feet
Office and Studio Land	377 acres	4 acres
Transmitter Building Site	84,313 square feet	56,402 square feet
Transmitter and Tower Land	1,816 acres	3,223 acres

Included in the table above, are properties held for sale of approximately 46,000 sq. ft. of buildings and 6.25 acres of land owned.  We believe that all of our properties, both owned and leased, are generally in good operating condition, subject to normal wear and tear and are suitable and adequate for our current business operations.

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

There has been some controversy surrounding the airing in 2004 of a news program, POW Story: Politics, Pressure, and the Media.  On October 19, 2004, a nominal shareholder filed a derivative suit in the Baltimore City Circuit Court against our directors and us.  The suit alleged mismanagement of our company by the directors in allowing the controlling shareholders to impose their own political and personal agendas on our news programming.  After our outside counsel filed a motion which noted that none of the claims of financial losses were realized and the speculation of significant loss of advertising revenue and eroded ratings were incorrect, this shareholder derivative suit was voluntarily dismissed on February 23, 2005.  Additionally, just before the presidential election, we received a formal letter demanding that we sue three of our directors for insider trading.  Our outside counsel responded to the letter by noting to its writer that the allegations supporting the claims of insider trading were objectively incorrect.  Outside counsel also advised the writer that the action demanded by the letter, even if based upon accurate facts, failed to support a shareholder derivative suit or any action by us on the demand.  We have received no further communication from this writer.  Lastly, certain parties filed formal complaints against us with the Federal Communications Commission (FCC) and the Federal Election Commission (FEC).  The complaint filed with the FCC was withdrawn, and we have filed a response to the complaints with the FEC.  Based on the information currently available, we have no reason to believe that the FEC complaint has merit.  We believe that we have appropriately responded to this controversy and that there will be no material adverse effect on our consolidated financial position, consolidated results of operations or consolidated cash flows.

On November 1, 2004, an organization calling itself “Free Press” filed a petition with the FCC to deny the license renewal applications of six of our stations (WXLV-TV, Winston-Salem, North Carolina; WUPN-TV, Greensboro, North Carolina; WLFL-TV, Raleigh/Durham, North Carolina; WRDC-TV, Raleigh/Durham, North Carolina; WLOS-TV, Asheville, North Carolina; and WMMP-TV, Charleston, South Carolina) and two Cunningham Broadcasting Corporation stations (WBSC-TV, Anderson, South Carolina and WTAT-TV, Charleston, South Carolina), which are programmed by us pursuant to LMAs.  The petition contains essentially the same allegations that have been brought in the past by the Rainbow/PUSH Coalition, which were dismissed or denied by the FCC, and several other allegations which we believe have no merit nor will they have a material adverse effect on our consolidated financial position, consolidated results of operations or consolidated cash flows.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our shareholders during the fourth quarter of 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER

                PURCHASES OF EQUITY SECURITIES

Our Class A Common Stock is listed for trading on the NASDAQ stock market under the symbol SBGI. Our Class B Common Stock is not traded on a market.  The following table sets forth for the periods indicated the high and low sales prices on the NASDAQ stock market.

2004	High	Low
First Quarter	$15.03	$12.05
Second Quarter	$13.51	$10.27
Third Quarter	$10.34	$7.16
Fourth Quarter	$9.21	$6.26

2003	High	Low
First Quarter	$12.02	$7.68
Second Quarter	$13.24	$7.76
Third Quarter	$12.20	$9.63
Fourth Quarter	$15.43	$10.12

As of March 7, 2005, there were approximately 77 shareholders of record of our common stock. This number does not include beneficial owners holding shares through nominee names.  Based on information available to us, we believe we have more than 5,000 beneficial owners of our Class A Common Stock and nine beneficial owners of our Class B Common Stock.

Our Bank Credit Agreement and some of our subordinated debt instruments have general restrictions on the amount of dividends that may be paid.  Under the indentures governing our 8.75% Senior Subordinated Notes due 2011 and 8% Senior Subordinated Notes due 2012, we are restricted from paying dividends on our common stock unless certain specified conditions are satisfied, including that:

•                  no event of default then exists under the indenture or certain other specified agreements relating to our indebtedness; and

•                  after taking account of the dividend, we are in compliance with certain net cash flow requirements contained in the indenture.  In addition, under certain of our senior unsecured debt, the payment of dividends is not permissible during a default thereunder.

In 2004, we began paying a quarterly dividend on our common stock of $0.025 per share.  On February 10, 2005, the Board of Directors voted to increase the common stock dividend to $0.05 per share per quarter or $0.20 per share annually.  These dividend levels are not in excess of the applicable restrictions and conditions and we expect to continue to pay these dividends on our common stock into the foreseeable future.

We did not repurchase any stock during the quarter ended December 31, 2004.

ITEM 6.     SELECTED FINANCIAL DATA

The selected consolidated financial data for the years ended December 31, 2004, 2003, 2002, 2001 and 2000 have been derived from our audited consolidated financial statements. The consolidated financial statements for the years ended December 31, 2004, 2003 and 2002 are included elsewhere in this report.

The information below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements included elsewhere in this report.

STATEMENT OF OPERATIONS DATA

(in thousands, except per share data)

	Years Ended December 31,
	2004	2003	2002	2001	2000
Statement of Operations Data:
Net broadcast revenues (a)	$637,186	$614,682	$624,375	$583,347	$654,543
Revenues realized from station barter arrangements	58,039	59,155	57,628	51,129	50,701
Other operating divisions revenues	13,054	14,568	4,344	6,925	4,494
Total revenues	708,279	688,405	686,347	641,401	709,738

Station production expenses	148,408	142,469	132,146	134,080	139,463
Station selling, general and administrative expenses	154,352	138,284	134,978	132,019	133,699
Expenses recognized from station barter arrangements	53,494	54,315	51,283	45,399	44,649
Depreciation and amortization (b) (c)	157,099	161,767	174,431	248,765	219,877
Stock-based compensation expense	1,603	1,397	1,301	1,462	1,645
Other operating divisions expenses	14,932	16,375	6,051	8,910	7,076
Corporate general and administrative expenses	21,160	19,532	17,797	18,622	21,386
Impairment and write down charge of long-lived assets	—	—	—	16,075	—
Restructuring costs	—	—	—	3,700	—
Contract termination costs	—	—	—	5,135	—
Cumulative adjustment for change in assets held for sale	—	—	—	—	619
Operating income	157,231	154,266	168,360	27,234	141,324

Interest expense (c)	(120,400)	(121,165)	(118,114)	(130,794)	(133,240)
Subsidiary trust minority interest expense (d)	—	(11,246)	(23,890)	(23,890)	(23,890)
Net (loss) gain on sale of assets	(52)	(452)	(46)	204	—
Unrealized gain (loss) from derivative instrument	29,388	17,354	(30,939)	(32,220)	(296)
Loss from extinguishment of securities	(2,453)	(15,187)	(15,362)	(22,010)	—
Income (loss) from equity and cost investees	1,100	1,193	(1,189)	(7,616)	(16,764)
Gain on insurance settlement	3,341	—	—	—	—
Interest and other income	1,086	1,747	3,295	3,787	2,552
Impairment of goodwill	(44,055)	—	—	—	—
Income (loss) from continuing operations before income taxes	25,186	26,510	(17,885)	(185,305)	(30,314)
Income tax (provision) benefit	(11,182)	(10,676)	7,591	58,865	(5,127)
Net income (loss) from continuing operations	14,004	15,834	(10,294)	(126,440)	(35,441)

Discontinued Operations:
Income (loss) from discontinued operations, net of related income taxes	10,018	8,558	4,685	(1,282)	4,542
Gain on sale of discontinued operations, net of related income taxes	—	—	7,519	—	108,264
Cumulative adjustment for change in accounting principle, net of related income taxes	—	—	(566,404)	—	—
Net income (loss)	$24,022	$24,392	$(564,494)	$(127,722)	$77,365
Net income (loss) available to common shareholders	$13,842	$14,042	$(574,844)	$(138,072)	$67,015
Dividends declared on common stock	$6,403	$—	$—	$—	$—

	Years Ended December 31,
	2004	2003	2002	2001	2000
Per Share Data:
Basic and diluted earnings (loss) per share from continuing operations	$0.04	$0.06	$(0.24)	$(1.62)	$(0.50)
Basic and diluted earnings (loss) per share from discontinued operations	$0.12	$0.10	$0.14	$(0.02)	$1.23
Basic and diluted loss per share from cumulative effect of change in accounting principle	$—	$—	$(6.64)	$—	$—
Basic and diluted earnings (loss) per common share	$0.16	$0.16	$(6.74)	$(1.64)	$0.73

Balance Sheet Data:
Cash and cash equivalents	$10,491	$28,730	$5,327	$32,063	$4,091
Total assets	$2,465,663	$2,567,106	$2,606,773	$3,289,426	$3,324,435
Total debt (e)	$1,639,615	$1,729,921	$1,549,488	$1,683,204	$1,616,426
HYTOPS (f)	$—	$—	$200,000	$200,000	$200,000
Total shareholders’ equity	$226,551	$229,005	$211,180	$771,960	$912,530

(a)                                  “Net broadcast revenues” are defined as broadcast revenues, net of agency commissions.

(b)                                 Depreciation and amortization includes amortization of program contract costs and net realizable value adjustments, depreciation and amortization of property and equipment and amortization of acquired intangible broadcasting assets, other assets and costs related to excess syndicated programming.

(c)                                  Depreciation and amortization and interest expense amounts differ from prior presentations for the fiscal year ended December 31, 2000.  Previously the amortized costs associated with the issuance of indebtedness had been classified as depreciation and amortization instead of being classified as interest expense. Accordingly, we reclassified $3,313 as interest expense for the fiscal year ended December 31, 2000.  Interest expense amounts for the years presented differ from prior years related to allocation of interest expense to discontinued operations.  Accordingly we reclassified interest expense to discontinued operations in the amounts of $7.7 million, $6.8 million, $8.1 million, $12.7 million and $19.0 million for the years ended December 31, 2004, 2003, 2002, 2001 and 2000, respectively.

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

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

We are a diversified television broadcasting company that owns or provides certain programming, operating or sales services to more television stations than any other commercial broadcasting group in the United States.  We currently own, provide programming and operating services pursuant to local marketing agreements (LMAs) or provide (or are provided) sales services pursuant to outsourcing agreements to 62 television stations in 39 markets.  We currently have 11 duopoly markets where we own and operate two stations within the same market.  We have eight LMA markets where, with one exception, we own and operate one station in the market and provide programming and operating services to (by) another station within that market.  In the remaining sixteen markets, we own and operate a single television station.

We believe that owning duopolies enables us to accomplish two very important strategic business objectives: increasing our share of revenues available in each market and operating television stations more efficiently by minimizing costs.  We constantly monitor revenue share and cost efficiencies and we aggressively pursue opportunities to improve both using new technology and by sharing best practices among our station groups.

Most of our revenues are generated from the transactional spot market rather than the traditional “up front” and “scatter” markets that some of our competitors can access.  These operating revenues are derived from local and national advertisers and, to a much lesser extent, from political advertisers and television network compensation. Our revenues from local advertisers have continued to trend upward and revenues from national advertisers have continued to trend downward when measured as a percentage of gross broadcast revenue. We believe this trend is the result of our focus on increasing local advertising revenues as a percentage of total advertising revenues, from a decrease in overall spending by national advertisers and from an increase in the number of competitive media outlets providing national advertisers a means by which to advertise their goods or services. Our efforts to mitigate the effect of these increasing competitive media outlets for national advertisers include continuing our efforts to increase local revenues and developing innovative sales and marketing strategies to sell traditional and non-traditional services to our advertisers.

Our primary operating expenses are syndicated program rights fees, commissions on revenues, employee salaries, news gathering and station promotional costs.  Amortization and depreciation of costs other than goodwill associated with the acquisition of our stations and interest carrying charges are significant factors in determining our overall profitability.

Sinclair Television Group, Inc. (STG) is a wholly owned subsidiary of Sinclair Broadcast Group, Inc. (SBG) that we created in 2003.  As part of our redemption of our HYTOPS, on September 30, 2003, we completed the creation of a modified holding company structure, whereby we transferred substantially all of our television broadcast assets and liabilities to STG. As such, STG has become the primary obligor under our existing Bank Credit Agreement, the 8.75% Senior Subordinated Notes due 2011 and the 8% Senior Subordinated Notes due 2012.  Our Class A Common Stock, Class B Common Stock, Series D Convertible Exchangeable Preferred Stock and the 4.875% Convertible Senior Subordinated Notes remain obligations or securities of SBG and are not obligations or securities of STG.

On November 12, 2004, we announced the sale of KSMO-TV in Kansas City, Missouri, to Meredith Corporation for $33.5 million, of which we have closed on $26.8 million for the non-license assets.  Until the Federal Communications Commission (FCC) approves the transfer of the FCC license, we will continue our involvement in certain operations of this station through an outsourcing agreement with Meredith.  On December 2, 2004, we announced the sale of KOVR-TV in Sacramento, California, to CBS Broadcasting, Inc. for $285.0 million.  Closing will occur if and when the FCC approves this transaction.  We expect both transactions to close in 2005 and we have reclassified the operations of these stations as discontinued operations and the assets and liabilities as held for sale in our financial statements in accordance with all applicable accounting rules and principles.  (See Note 12. Discontinued Operations in the Notes to our Consolidated Financial Statements.)

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial position, results of operations and cash flows are based on our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, program contract costs, intangible assets, income taxes, property and equipment, investments and derivative contracts. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. These estimates have been consistently applied for all years presented in this report and, in the past we have not experienced material differences between these estimates and actual results.  However, because future events and their effects cannot be determined with certainty, actual results could differ from our estimates, and such differences could be material.

We have identified the policies below as critical to our business operations and the understanding of our results of operations. For a detailed discussion on the application of these and other accounting policies, see Note 1. Summary of Significant Accounting Policies in the Notes to our Consolidated Financial Statements.

Allowance for Doubtful Accounts.  We maintain an allowance for doubtful accounts for estimated losses resulting from extending credit to our customers that are unable to make required payments. If the economy and/or the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make their payments, additional allowances may be required. For example, a 10% increase of the balance of our allowance for doubtful accounts as of December 31, 2004, would have affected net income available to common shareholders by approximately $0.3 million.

Program Contract Costs.  We have agreements with distributors for the rights to television programming over contract periods, which generally run from one to seven years. Contract payments are made in installments over terms that are generally equal to or shorter than the contract period. Each contract is recorded as an asset and a liability at an amount equal to its gross cash contractual commitment when the license period begins and the program is available for its first showing. The portion of program contracts which become payable within one year is reflected as a current liability in the Consolidated Balance Sheets.

The programming rights are reflected in the Consolidated Balance Sheets at the lower of unamortized cost or estimated net realizable value (NRV). Estimated NRVs are based upon management’s expectation of future advertising revenues, net of sales commissions, to be generated by the remaining program material. Amortization of program contract costs is generally computed using either a four year accelerated method or straight-line method, depending upon the length of the contract. Program contract costs estimated by management to be amortized within one year are classified as current assets. Payments of program contract liabilities are typically paid on a scheduled basis and are not affected by adjustments for amortization or estimated NRV. If our estimate of future advertising revenues declines, then additional write downs to NRV may be required.

Valuation of Goodwill, Long-Lived Assets and Intangible Assets.  We periodically evaluate our goodwill, broadcast licenses, long-lived assets and intangible assets for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on estimated future cash flows, market conditions, operating performance of our stations and legal factors. Future events could cause us to conclude that impairment indicators exist and that the net book value of long-lived assets and intangible assets is impaired. Any resulting impairment loss could have a material adverse impact on our financial position and results of operations.

We have determined our broadcast licenses to be indefinite-lived intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets, which requires such assets to be tested for impairment on an annual basis.  We test our broadcast licenses by estimating the fair market value of each FCC license using a discounted cash flow model. We then compare the estimated fair market value to the book value of each of our FCC licenses to determine if an impairment exists.  Our discounted cash flow model is based on our judgment of future market conditions within the designated marketing area of each broadcast license as well as discount rates that would be used by market participants in an arms-length transaction. Future events could cause us to conclude that market conditions have declined or discount rates have increased to the extent that our broadcast licenses could be impaired. Any resulting impairment loss could have a material adverse impact on our financial position, results of operations and cash flows.

Income Taxes.  We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. A valuation allowance has been provided for deferred tax assets relating to various federal and state net operating losses (NOL) being carried forward based on the expected timing of the reversals of existing temporary book/tax basis differences, alternative tax strategies and projected future taxable income. Although realization is not assured for the remaining deferred tax assets, we believe that it is more likely than not that they will be realized in the future. If we are unable to generate sufficient taxable income, if there is a material change in our projected future taxable income or if there is a change in our ability to utilize the NOL carryforwards due to changes in federal and state laws, we will make any necessary adjustments to the valuation allowance. This may result in a substantial increase in our effective tax rate and a material adverse impact on our financial position, results of operations and cash flows.  Management periodically performs a comprehensive review of our tax positions and accrues amounts for tax contingencies.  Based on these reviews, the status of ongoing audits and the expiration of applicable statute of limitations, accruals are adjusted as necessary. The resolution of audits is unpredictable and could result in tax liabilities that are significantly higher or lower than that which has been provided by us.

Set forth below are the principal types of broadcast revenues from continuing operations received by our stations for the periods indicated and the percentage contribution of each type to our total gross broadcast revenues:

BROADCAST REVENUES

(in thousands)

	Years ended December 31,
	2004		2003		2002
Local/regional advertising	$408,009	55.5%	$405,540	57.2%	$385,886	53.5%
National advertising	259,341	35.3%	269,007	38.0%	279,090	38.7%
Network compensation	14,340	1.9%	15,915	2.2%	14,901	2.1%
Political advertising	37,978	5.2%	5,541	0.8%	29,107	4.0%
Production	1,466	0.2%	1,797	0.3%	1,944	0.3%
Other station revenues	14,165	1.9%	10,860	1.5%	10,362	1.4%
Broadcast revenues	735,299	100.0%	708,660	100.0%	721,290	100.0%
Less: agency commissions	(98,113)		(93,978)		(96,915)
Net broadcast revenues	637,186		614,682		624,375
Revenues realized from station barter arrangements	58,039		59,155		57,628
Other operating divisions revenues	13,054		14,568		4,344
Total revenues	$708,279		$688,405		$686,347

Our primary types of programming and their approximate percentages of 2004 net broadcast revenues from continuing operations were syndicated programming (45.4%), network programming (23.5%), news (14.9%), direct advertising programming (7.7%), sports programming (5.6%), children’s programming (0.5%) and other programming (2.5%). Similarly, our five largest categories of advertising and their approximate percentages of 2004 net broadcast revenues were automotive (23.8%), professional services (11.7%), paid programming including religious programming (8.0%), fast food (6.6%) and retail department stores (5.8%).  Other than political advertising, no other advertising category accounted for more than 4.6% of our broadcast revenues in 2004. Along with the industry, we have seen softness in the auto advertising category and we expect this to continue in 2005.  No individual advertiser accounted for more than 2.6% of our consolidated net broadcast revenues in 2004.

The following table sets forth certain of our operating data from continuing operations for the years ended December 31, 2004, 2003 and 2002.  For definitions of items, see the footnotes to the table in Item 6. Selected Financial Data.

OPERATING DATA

(in thousands)

	Years ended December 31,
	2004	2003	2002
Net broadcast revenues	$637,186	$614,682	$624,375
Revenues realized from station barter arrangements	58,039	59,155	57,628
Other operating divisions revenues	13,054	14,568	4,344
Total revenues	708,279	688,405	686,347
Station production expenses	148,408	142,469	132,146
Station selling, general and administrative expenses	154,352	138,284	134,978
Expenses recognized from station barter arrangements	53,494	54,315	51,283
Depreciation and amortization	157,099	161,767	174,431
Stock-based compensation	1,603	1,397	1,301
Other operating divisions expenses	14,932	16,375	6,051
Corporate general and administrative expenses	21,160	19,532	17,797
Operating income	$157,231	$154,266	$168,360
Cumulative adjustment for change in accounting principle	$—	$—	$(566,404)
Net income (loss)	$24,022	$24,392	$(564,494)
Net income (loss) available to common shareholders	$13,842	$14,042	$(574,844)

RESULTS OF OPERATIONS

Overview

The following discussion is related to the results of our continuing operations, except discussion regarding our statements of cash flows (which also include the results of our discontinued operations).

Record levels of political advertising spending at our stations was the primary driver of our revenues in 2004.  Political revenues were 29.3% higher than the previous election year in 2002 and were 42.5% higher than the previous presidential election year in 2000.  Our local advertising revenues, excluding political advertising, have remained stable and we attribute this primarily to our new business initiatives.  Meanwhile, automotive spending, our largest advertising category, was soft in the second half of 2004 due to the drop in spending, commercial production and consumer incentive programs by the automotive manufacturers.

Our results also include increased expenses reflecting continued expansion of our News Central operations and implementation of our new business initiatives.  As part of our direct mail initiative, we increased the number of mailings during the year, thereby increasing our printing and postage costs.  We believe that through these efforts, we are now able to maximize the benefit of offering our advertisers direct mailings along with traditional television spots.  In 2005, we plan to monitor the number and size of our mailings and adjust them to achieve efficient levels of market penetration and saturation.

During the fourth quarter, we entered into agreements to dispose of our television stations in Sacramento, California and Kansas City, Missouri for prices higher than current public valuations.  We will continue to have involvement in certain operations of both stations until the Federal Communications Commission approves the transfer of the broadcast licenses to the respective buyers.  Beginning in the second quarter of 2004, we declared quarterly dividends of $0.025 per share on our common stock and in February of 2005, we announced an increase to $0.05 per share.

Unless otherwise indicated, references in this discussion and analysis to 2004, 2003, and 2002 are to our fiscal years ended December 31, 2004, 2003 and 2002, respectively.  Additionally, references to the first, second, third or fourth quarter are to the three months ended March 31, June 30, September 30 and December 31, respectively, for the year being discussed.

Operating Results

The following table presents our revenues from continuing operations, net of agency commissions, for the past three years (in millions):

				Percent Change
	2004	2003	2002	’04 vs. ‘03	’03 vs. ‘02
Local revenues
Non-Political	$354.5	$356.0	$342.7	(0.4)%	3.9%
Political	9.4	1.6	8.2	487.5%	(80.5)%
Total Local	363.9	357.6	350.9	1.8%	1.9%

National revenues
Non-Political	220.6	225.7	229.6	(2.3)%	(1.7)%
Political	22.8	2.8	16.7	714.3%	(83.2)%
Total National	243.4	228.5	246.3	6.5%	(7.2)%

Other revenues	29.9	28.6	27.2	4.5%	5.1%
Total Broadcasting Revenues	$637.2	$614.7	$624.4	3.7%	1.6%

Political Revenues:  Both local and national political revenues were the primary drivers of our revenues in 2004.  When comparing political revenues to 2002, the most recent election year, local and national political revenues were up 14.6% and 36.5%, respectively.  We attribute this increase to the fact that we have stations in nine of the 16 so called “battleground states,” including five stations in Ohio and multiple stations in each of Florida, Iowa, Missouri and Wisconsin.  We do not expect political revenues to be significant in 2005.

Local Revenues:  Our revenues from local advertisers, excluding political revenues remain stable.  We continue to focus on increasing local advertising revenues through innovative sales and marketing strategies in our markets.  Revenues from our business initiatives increased to $27.2 million in 2004 from $20.5 million in 2003.  We are not able to compare these amounts to 2002 because there was no comparable direct mail program in that year.  Additionally, during 2004 we implemented an enhanced sales training course for all of our salespeople with a focus on local revenue sales.  We expect that these efforts will enable us to continue the upward trend of local revenues, excluding political sales, in 2005.

National Revenues:  Our revenues from national advertisers, excluding political revenues, have continued to trend downward over time.  We believe this trend represents a significant shift in the way national advertising dollars are being spent.  We are seeing a shift by the national advertisers towards spending more resources during our network programming hours and away from other times during the day where we have more inventory available for sale.

Other Operating Divisions Revenue and Expense:  During 2004, the other operating divisions revenue that related to G1440, our software development and consulting company, increased by $2.0 million to $6.7 million or 42.6% from revenues of $4.7 million in 2003.  G1440’s operating expenses increased to $6.4 million for 2004 as compared to $5.0 million for the same period last year.  The growth of G1440’s IT Staffing and Builder 1440 divisions largely contributed to the increase in revenues in 2004.  Likewise, expenses rose as a result of the increase in resources and expenses to run these divisions.  Other operating divisions revenue related to our ownership interest in Acrodyne decreased by $3.5 million to $6.4 million or 35.4% from revenues of $9.9 million in 2003.  Acrodyne’s operating expenses decreased $2.9 million to $8.5 million for 2004 as compared to $11.4 million for the same period last year.  Acrodyne did not receive the commitments for new transmitters that it expected during 2004.  Staffing was reduced as a result of the decreased sales.  However, commitments for new transmitters with expected sales of approximately $7.0 million were received in the beginning of 2005 for shipment during the first half of the year.

During 2003, the G1440 operating divisions revenue that related to software development and consulting increased by $0.4 million to $4.7 million, or 9.3%, from $4.3 million for the same period last year.  Other operating divisions revenue related to our interest in Acrodyne increased by $9.9 million because beginning January 1, 2003, we commenced consolidating the financial statements of Acrodyne and discontinued accounting for the investment under the equity method of accounting.  Other operating divisions expenses increased by $10.3 million, of which $11.4 million resulted from the consolidation of Acrodyne, offset by a decrease in general and administrative costs of $1.1 million for G1440, primarily related to the consolidation from three offices to one office and continued focus on cost reduction, for the year ended December 31, 2003, as compared to the year ended December 31, 2002.

The following table presents our time sales revenue from continuing operations, net of agency commissions, by network affiliates for the past three years (in millions):

	# of		Percent of Sales	Net Time Sales			Percent Change
	Stations		2004	2004	2003	2002	’04 vs. ‘03	’03 vs. ‘02

FOX	20		39.5%	$240.2	$237.0	$240.9	1.4%	(1.6)%
WB	18	(a)	25.9%	156.7	157.5	155.4	0.5%	1.3%
ABC	9		19.5%	118.3	104.9	111.8	12.8%	(6.1)%
UPN	6		7.6%	46.0	42.5	39.0	8.2%	9.0%
NBC	3		4.4%	26.9	26.5	28.1	1.5%	(5.7)%
CBS	2	(a)	2.2%	13.5	12.4	16.8	8.9%	(26.2)%
IND(b)	2		0.9%	5.7	5.3	5.2	7.5%	1.9%
Total	60	(a)	100.0%	$607.3	$586.1	$597.2

(a) During 2004, we entered into agreements to sell our CBS station in Sacramento, California and our WB station Kansas City, Missouri.  The time sales from these stations are not included in this table because they are accounted for as time sales from discontinued operations.

(b) Stations without a network affiliation.

The following table presents our significant expense categories for the past three years (in millions):

				Percent Change
	2004	2003	2002	’04 vs. ‘03	’03 vs. ‘02

Station production expenses	$148.4	$142.5	$132.1	4.1%	7.9%
Station selling, general and administrative expenses	$154.4	$138.3	$135.0	11.6%	2.4%
Depreciation of property and equipment	$48.6	$44.0	$38.2	10.5%	15.2%
Amortization of program contract costs	$89.9	$99.0	$117.3	(9.2)%	(15.6)%
Amortization of definite-lived intangible assets	$18.5	$18.8	$19.0	(1.6)%	(1.1)%
Corporate general and administrative expenses	$21.2	$19.5	$17.8	8.7%	9.6%
Interest expense	$120.4	$121.2	$118.1	(0.7)%	2.6%
Unrealized gain (loss) from derivative instruments	$29.4	$17.4	$(30.9)	68.9%	156.3%
Gain on insurance settlement	$3.3	$—	$—	—	—
Impairment of goodwill	$44.1	$—	$—	—	—
Income tax provision (benefit)	$11.2	$10.7	$(7.6)	(4.7)%	240.8%

Station production expenses

Station production costs increased in 2004 compared to 2003 as a result of news expense related to the commencement of News Central during 2003 in the Greensboro, Milwaukee, Tampa, Birmingham, Las Vegas and Cincinnati markets of $5.5 million, an increase in rating service fees of $1.8 million, engineering expense of $0.9 million, promotion expense of $0.2 million, offset by a decrease in costs related to LMAs and outsourcing agreements of $1.8 million, programming expenses of $0.5 million and other miscellaneous increases of $0.2 million.

In 2003, the increase from 2002 in station production costs was primarily related to an increase in promotion costs of $3.3 million during the February 2003 ratings sweeps compared to February 2002, when we reduced our spending due to direct competition from the Olympics.  We also experienced increases in spending of $4.7 million for the commencement of News Central in our Greensboro, Milwaukee, Tampa, Birmingham, Las Vegas and Cincinnati markets. Rating service fees of $1.4 million related to new contracts for eleven stations, programming costs of $1.9 million, engineering costs of $1.2 million related to news expansions in the fourth quarter, the full year effect of the addition of our WNAB-TV outsourcing agreement during the second quarter of 2002 and increased electricity costs related to digital TV.  These increases were offset by a decrease in costs of $1.4 million related to our outsourcing and LMA agreements, a decrease in music license fees of $0.3 million, production expenses of $0.3 million and other miscellaneous decreases of $0.1 million.  We will continue to assess profitable opportunities for our news expansion.

Station selling, general and administrative expenses

In 2004, we had an increase in sales and other expense related to our direct mail initiative of $6.0 million, an increase in bad debt expense of $1.5 million, an increase in vacation, salary and payroll taxes of $3.2 million, an increase in local sales commissions of $1.0 million, an increase in national commissions of $1.0 million related to increased revenue during 2004, an increase in insurance costs of $1.0 million, an increase in trade expense of $0.3 million, an increase in building rent and related expenses of $1.5 million and miscellaneous increases of $0.6 million compared to 2003.

During 2003, we experienced increases in direct mail marketing campaign costs of $3.2 million, sales expenses for the addition of our WNAB-TV outsourcing agreement of $0.5 million, an increase in sales compensation costs of $2.9 million, legal fees of $0.5 million and miscellaneous general and administrative costs of $0.3 million when compared to the prior corresponding period.  These increases were offset by a decrease in selling, general and administrative expenses related to a reduction of $2.4 million in bad debt expense as a result of improvements in the economy, national commissions of $0.4 million, expenses for Cunningham of $0.6 million, trade expense of $0.3 million, property taxes of $0.3 million and vacation expense of $0.1 million.

Depreciation and Amortization

Depreciation and amortization expenses are comprised of three components: depreciation of property and equipment, amortization of program contract costs and amortization of definite-lived intangible assets.

Depreciation of Property and Equipment:  The depreciation of property and equipment was $48.6 million in 2004, $44.0 million in 2003 and $38.2 million in 2002.  This expense is increasing over time because of the significant amount of capital expenditures we have incurred for digital equipment and for our News Central operations.  We expect to incur an additional $30.0 million in capital expenditures during 2005 and we expect depreciation expense to increase to approximately $51.0 million in 2005.

Amortization of Program Contract Costs:  The amortization of program contract costs was $89.9 million in 2004, $99.0 million in 2003 and $117.3 million in 2002.  The decrease in amortization expense over time is primarily because in each of the last three years we have spent less for program additions than we had in the year before.  We expect amortization of program contracts to decrease to approximately $74.0 million in 2005.

Amortization of Definite-lived Intangible Assets:  The amortization of definite-lived intangibles was $18.5 million in 2004, $18.8 million in 2003 and $19.0 million in 2002.  This expense is decreasing only slightly over time as a result of certain intangible assets becoming fully amortized each year.  We do not expect any changes in the intangible balance in the near future and we expect amortization of definite-lived intangibles to decrease slightly to approximately $18.0 million in 2005.

Corporate general and administrative expenses

Corporate general and administrative expenses represent the cost to operate our corporate headquarters location.  Such costs include, among other things, corporate departmental salaries, bonuses and fringe benefits, officers’ life insurance, rent, telephone, consulting fees, legal, accounting, and director fees.  Corporate departments include executive, treasury, finance and accounting, human resources, technology, corporate relations, legal, sales, operations and purchasing.  In 2004, there was an increase of $1.7 million from 2003, due primarily to increase of salary expense of $1.2 million, and increase in training and education costs of $0.5 million, an increase in corporation relation costs of $0.2 million, an increase in expense of $0.1 million related to compliance with Sarbanes Oxley and an increase in legal fees of $0.1 million.  These were offset by decreases in consulting fees of $0.3 million and other miscellaneous decreases of $0.1 million.

In 2003, the increase in corporate general and administrative expenses primarily related to an increase of consulting fees of $0.9 million, increased costs for telecommunications related to upgrades of $0.5 million, and insurance costs of $0.5 million, offset by other miscellaneous decreases in expense of $0.2 million.

Interest expense

Interest expense is comprised of three components:  Interest expense, amortization of certain debt financing costs and subsidiary trust minority interest expense.  Interest expense presented in the financial statements is related to continuing operations, with a portion of interest expense being allocated to discontinued operations in accordance with applicable accounting rules.  (See Note 12. Discontinued Operations, in the Notes to our Consolidated Financial Statements.)

Interest Expense:  Interest expense decreased slightly in 2004 by $0.8 million as a result of the refinancing we did in the second quarter in an effort to reduce our overall interest costs.  Interest expense increased in 2003 by $3.1 million as a result of the redemption of HYTOPS in June of that year.  This increase was offset by refinancings in the second quarter of 2003.  Assuming no changes in the interest rate yield curve, no changes in debt levels and the sale of our Sacramento, California station in the second quarter of 2005, we expect interest expense to decrease to approximately $115.0 million next year.

Amortization of Certain Debt Financing Costs:  Amortization of certain debt financing costs decreased slightly in 2004 by $0.2 million and decreased significantly in 2003 by $1.3 million.  The decrease in 2004 includes reduced amortization of $0.3 million related to the HYTOPS that were redeemed in 2003, offset by a full year of amortization of $0.1 million related to the 2003 convertible notes.  The decrease in 2003 includes reduced amortization of $1.1 million related to the 1997 notes that were redeemed in December of 2002 along with a partial year of amortization of $0.4 million related to the HYTOPS that were redeemed in 2003, offset by the a partial year of amortization of $0.2 million related to the 2003 convertible notes.  Assuming no changes to our existing debt structure, we expect these cost to remain stable in 2005.

Subsidiary Trust Minority Interest:  In June of 2003, we refinanced our HYTOPS with long-term debt so that we no longer incurred subsidiary trust minority interest.  As a result, the 2003 interest expense was approximately one half of the 2002 expense and there was no associated interest expense in 2004.  We do not expect to enter into a similar financing instrument in 2005.

Derivative Instruments

We record gains and losses related to certain of our derivative instruments.  These instruments were entered into by us prior to implementing FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and due to the way they were structured, they did not qualify as effective hedges (as that term is defined in the accounting guidance).  Generally, when derivative instruments are not effective, the change in the fair value of the instruments is recorded in the statement of earnings for each respective period.  The fair value of our derivative instruments is primarily based on the future interest rate curves at the end of each period.

In 2003 and 2004, when the future interest rate curves reflected increasing interest rates, we recorded unrealized gain from derivative instruments in our statements of operations.  Similarly, in 2002, when the future interest rate curves reflected decreasing interest rates, we recorded an unrealized loss from derivative instruments.  Currently, assuming we do not terminate these derivative instruments before expiration, the maximum aggregate unrealized gain from derivative instruments that we will record in all future periods is $24.7 million (which equals the fair value of the obligation related to these instruments as of December 31, 2004).  Since we cannot predict how the interest rate curves will change in the future, we are not able to predict the impact our derivative instruments will have on earnings in 2005 and future periods.

Gain on insurance settlement

In the first quarter of 2003, one of our towers in Charleston, West Virginia collapsed during a severe ice storm.  This tower was insured and we used the insurance proceeds to rebuild the tower and to replace the other assets that were destroyed by the collapse.  In the fourth quarter of 2004, we completed substantially all of the construction of the new tower and placed it in service, and at that time we recognized a gain on insurance settlement of $3.3 million.  Of this amount, $0.1 million was related to business interruption insurance recoveries.  We expect to receive an additional $1.3 million of insurance proceeds in 2005 related to the completion of the tower and related assets and we will recognize that as income when the cash is received.

Impairment of goodwill

On a periodic basis, we test our goodwill for impairment in accordance with the applicable accounting rules.  (See Note 4. Goodwill and Other Intangible Assets, in the Notes to our Consolidated Financial Statements.)  When we performed this test in the fourth quarter of 2004, we determined that the goodwill in one of our markets was impaired.  We recognized a loss of $44.1 million in the fourth quarter related to this impairment.  We will continue to test our goodwill on a periodic basis and, if required, we will record additional goodwill impairments in the future.

Income tax provision

The income tax provision from continuing operations increased to $11.2 million for the year ended December 31, 2004, from the income tax provision of $10.7 million for the year ended December 31, 2003.  For the year ended December 31, 2004, our pre-tax book income from continuing operations was $25.2 million and for the year ended December 31, 2003, our pre-tax book income from continuing operations was $26.5 million.

The effective tax rate from continuing operations was 44.4%, 40.3% and (42.4)% for the years ended December 31, 2004, 2003 and 2002, respectively.  Our tax rate changed to a provision in 2003, from a benefit in 2002 because we reported pre-tax book income in 2003, compared to a pre-tax book loss in 2002.  We believe that the effective tax rate will be 40.0% in 2005.

As of December 31, 2004, we have a net deferred tax liability of $196.6 million as compared to a net deferred tax liability of $180.7 million as of December 31, 2003.  The increase in deferred taxes primarily relates to deferred tax liabilities associated with book and tax differences relating to the amortization, depreciation and impairment of intangible assets and fixed assets, offset by deferred tax assets resulting from Federal and state net operating losses (NOLs) generated during 2004.

Recent Accounting Pronouncements

In September 2004, the Emerging Issues Task Force (EITF) finalized EITF No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share (EITF 04-8).  Issue 04-8 requires all issued securities that have embedded market price contingent conversion features be included in the diluted earnings per share (diluted EPS) calculation, if dilutive.  We adopted EITF 04-8 for our diluted EPS calculation on December 15, 2004.  Our Convertible Senior Subordinated Notes due 2018 were not included in our diluted EPS calculation for December 31, 2004 and 2003 because the effect was antidilutive.  The Convertible Senior Subordinated

Notes due 2018 were issued during May 2003 and were not available to be included in our December 31, 2002 diluted EPS calculation.  (See Note 15. Earnings Per Share, in the Notes to our Consolidated Financial Statements.)

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment (SFAS 123R) as a revision to FASB Statement No. 123, Accounting for Stock-Based Compensation (SFAS 123).   SFAS 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows.  This standard requires that all share-based payments, including grants of employee stock options and our employee stock purchase plan, be recognized in the income statement as compensation expense based on their fair values.  SFAS 123R is effective for interim and annual periods beginning after June 15, 2005. We expect to adopt SFAS 123R on July 1, 2005.

Statement 123R permits public companies to adopt its requirements using one of two methods:

•                  a “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date; and

•                  a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

As permitted by SFAS 123, we currently account for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123R’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of Pro Forma Information Related to Stock-Based Compensation below Note 1 to our Consolidated Financial Statements. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operations and availability under our Bank Credit Agreement. Our Bank Credit Agreement consists of a $225.0 million revolving credit facility maturing on June 30, 2008, a $150.0 million Term Loan A Facility and a $250.0 million Term Loan C Facility.  On June 25, 2004, we amended and restated our Bank Credit Agreement, lowering our annual interest rate.  As part of the amendment, we fully redeemed our $460.9 million Term Loan B Facility with borrowings under our revolving credit facility and with new lower priced, $150.0 million Term Loan A and $250.0 million Term Loan C Facilities.  We did not make any changes to the terms of the revolving credit facility.

The Term Loan A Facility is repayable in quarterly installments, amortizing as follows:

•                  1.25% per quarter commencing March 31, 2005 to March 31, 2007; and

•                  2.50% per quarter commencing March 31, 2007 and continuing through its maturity on June 30, 2009.

The Term Loan C Facility is repayable in quarterly installments, amortizing 0.25%, commencing March 31, 2005 through its maturity on December 31, 2009.  The applicable interest rate on the revolving credit facility is either London Interbank Offered Rate (LIBOR) plus 1.25% to 2.25% or the alternative base rate plus 0.25% to 1.25% adjusted quarterly based on the ratio of total debt, net of cash, to four quarters’ trailing earnings before interest, taxes, depreciation and amortization, as adjusted in accordance with the Bank Credit Agreement.  Commitments under the revolving credit facility do not reduce incrementally and terminates at maturity.  We are required to prepay the Term Loan Facilities and reduce the revolving credit facility with (i) 100% of the net proceeds of any casualty loss or condemnation and; (ii) 100% of the net proceeds of any sale or other disposition of our assets in excess of $100 million in the aggregate for any fiscal year, to the extent not used to acquire new assets.  The applicable interest rate on the Term Loan A Facility is LIBOR plus 1.75% with step-downs tied to a leverage grid.  The applicable interest rate on the Term Loan C Facility is LIBOR plus 1.75%.

As a result of amending the Bank Credit Agreement, we incurred debt acquisition costs of $1.8 million and recognized a loss of $2.5 million, which includes cash payments related to extinguishment of debt of $1.2 million and a write-off of deferred financing fees of $1.3 million.  The loss represents the write-off of certain debt acquisition costs associated with indebtedness replaced by the new term loan facilities.  The loss was computed in accordance with EITF No. 96-19, Debtors Accounting for a Modification or Exchange of Debt Instruments.

As of December 31, 2004, we had $10.5 million in cash balances and working capital of approximately $41.5 million. We anticipate that cash flow from our operations and revolving credit facility will be sufficient to satisfy our debt service obligations, dividend requirements, capital expenditure requirements and working capital needs for the next year.  As of December 31, 2004, we had fully redeemed our $460.9 million Term Loan B Facility, borrowed $400.0 million on our Term Loan A and Term Loan C facilities and had no borrowings outstanding under our revolving credit facility.  The remaining balance available under the revolving credit facility was $225.0 million as of December 31, 2004 and we had approximately $175.5 million of current borrowing capacity available under our revolving credit facility for the period ended December 31, 2004.  Our ability to draw down our revolving credit facility is based on pro forma trailing cash flow levels as defined in our Bank Credit Agreement.

On April 19, 2002, we filed a $350.0 million universal shelf registration statement with the Securities and Exchange Commission which will permit us to offer and sell various types of securities from time to time. Offered securities may include common stock, debt securities, preferred stock, depositary shares or any combination thereof in amounts, prices and on terms to be announced when the securities are offered.  As a result of the late filing of Form 8-K in August 2004, we are ineligible to register for securities on Form S-3 until August 2005.  In addition, upon the filing of this Form 10-K, we will become ineligible to issue securities under our currently effective shelf registration statement until August 2005.  After August 2005, if we decide to offer any such securities, we intend to use the proceeds for general corporate purposes, including, but not limited to, the reduction, redemption or refinancing of debt or other obligations, acquisitions, capital expenditures and working capital.  As of December 31, 2004, we had $350.0 million of availability under this shelf registration.

Sinclair Television Group (STG) is the primary obligor under our 8.75% Senior Subordinated Notes due 2011 and our 8% Senior Subordinated Notes due 2012.  Sinclair Broadcast Group, Inc. (SBG) and KDSM, LLC have fully and unconditionally guaranteed these securities.  SBG is the primary obligor under our 4.875% Convertible Senior Subordinated Notes due 2018.   In addition, certain wholly-owned subsidiaries of STG have jointly and severally, fully and unconditionally guaranteed our 8.75% Senior Subordinated Notes and our 8% Senior Subordinated Notes.  (See Note 16. Condensed Consolidating Financial Statements in the Notes to Consolidated Financial Statements for the consolidating financial statements of our guarantor and non-guarantor subsidiaries.)  None of SBG, STG, KDSM, LLC or any other subsidiary guarantors has any significant restrictions on their ability to obtain funds from their subsidiaries in the form of dividends or loans.

We hold two interest rate swap agreements that have notional amounts totaling $575.0 million that expire on June 5, 2006.  On December 31, 2004, the interest rate swap agreement with a notional amount of $375.0 million contained a European style (that is, exercisable only on the expiration date) termination option and could be terminated partially or in full by the counterparty on June 3, 2005 at its fair market value.  This instrument was amended March 2, 2005, resulting in removal of the termination option by the counterparty.  The interest rate swap agreement with a notional amount of $200.0 million does not have an option to terminate before it expires.  We estimate the fair market value of the $375.0 million and $200.0 million agreements at December 31, 2004 to be $16.0 million and $8.7 million, respectively, based on quotations from the counterparty.  These amounts are reflected as a component of other long-term liabilities on our consolidated balance sheet as of December 31, 2004.

Net cash flows from operating activities decreased to $120.1 million for the year ended December 31, 2004 from $146.5 million for the year ended December 31, 2003.  We paid income tax, net of refunds, of $0.8 million for the year ended December 31, 2004 as compared to receiving income tax refunds, net of payments, of $38.3 million for the year ended December 31, 2003.  Interest payments on outstanding indebtedness increased $13.6 million to $130.5 million from $116.9 million for the year ended December 31, 2004 as compared to the year ended December 31, 2003.  We made no payments related to our HYTOPS for the year ended December 31, 2004 as compared to payments of $11.0 million for the year ended December 31, 2003.  The HYTOPS were redeemed on June 20, 2003 through the issuance of indebtedness with lower interest rates.  Program rights payments increased to $110.2 million for the year ended December 31, 2004 from $105.5 million for the year ended December 31, 2003 or 4.5%.

Net cash flows used in investing activities were $17.7 million for the year ended December 31, 2004 as compared to net cash flows used in investing activities of $90.0 million for the year ended December 31, 2003.  The decrease in cash flows used in investing activities resulted from a decrease in cash payments for property and equipment of $24.6 million to $44.9 million for the year ended December 31, 2004, compared to $69.5 million for the year ended December 31, 2003.  The cash payments for property and equipment during 2004 included $21.3 million related to digital conversion costs and $7.4 million related to implementation of our News Central format.  The cash payments for property during 2003 included $30.9 million related to digital conversion costs and $24.1 million related to implementation of our News Central format.  During the year ended December 31, 2004, we received proceeds of $26.8 million for the sale of our non-license assets of KSMO-TV in Kansas City and $1.75 million for the close on the option to purchase the license assets of KETK-TV in Tyler, Texas.  We made an $18.0 million cash deposit related to a future acquisition of broadcast assets during the year ended December 31, 2003.  There was no similar activity for the year ended December 31, 2004.  During the years ended December 31, 2004 and 2003, we received proceeds of $2.5 million and $3.3 million, respectively, from the insurance settlement related to the destruction of our tower for WVAH-TV in Charleston, West Virginia, during a severe ice storm in 2003.  During the years ended December 31, 2004 and 2003, we made cash payments of $5.5 million and $5.7 million, respectively, for the purchase of equity and cost investments.  We funded these investing activities using cash provided by operating activities.

For 2005, we anticipate incurring approximately $30.0 million of capital expenditures for station maintenance and equipment replacement and to consolidate building and tower needs in some markets.  In addition, we anticipate that future requirements for expenditures will include expenditures incurred during the ordinary course of business and additional strategic station acquisitions and equity investments if suitable investments can be identified on acceptable terms.  We expect to fund such capital expenditures with cash generated from operating activities and funding from our revolving credit facility or an issuance of securities.

Net cash flows used in financing activities was $120.7 million for the year ended December 31, 2004 compared to net cash flows used in financing activities of $33.1 million for the year ended December 31, 2003.  During the year ended December 31, 2004, we repaid a net $87.4 million of indebtedness, whereas in the comparable period in 2003, we repaid a net of $10.8 million of indebtedness including redemption of $200.0 million aggregate principal amount of the HYTOPS.  We repurchased $9.6 million and $1.5 million of our Class A Common Stock for the year ended December 31, 2004 and 2003, respectively.  For the year ended December 31, 2004, we repurchased $4.8 million of our Series D Preferred Stock.  We received proceeds from exercise of stock options of $1.2 million and $1.4 million for the years ended December 31, 2004 and 2003, respectively.  We incurred deferred financing costs of $1.0 million and $7.4 million for the years ended December 31, 2004 and 2003, respectively.

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

We entered into an agreement to sell our television station KOVR-TV in Sacramento for $285.0 million on December 2, 2004 and expect to close in 2005.  We expect to use the after tax proceeds to repay our long-term debt.

Preferred Stock. For the year ended December 31, 2004 and 2003, we paid quarterly dividends of $10.2 million and $10.4 million on our Series D Preferred Stock, respectively.  We expect to incur these dividend payments in each of our future quarters and expect to fund these dividends with cash generated from operating activities and borrowings under our Bank Credit Agreement.

Common Stock.  In May 2004, we declared a quarterly cash dividend on our Class A Common Stock for the first time in our company’s history.  The dividend of $0.025 per share was paid as shown below:

For the quarter ended	Total amount dividends paid	Date dividends were paid
June 30, 2004	$2.1 million	July 15, 2004
September 30, 2004	$2.1 million	October 15, 2004
December 31, 2004	$2.1 million	January 14, 2005

In February 2005, the board of directors increased the annual per share dividend paid on the Class A and Class B Common shares from $0.10 to $0.20 per share.  We expect to continue to pay the current dividend rate of $0.05 in each of our future quarters and to fund these dividends with cash generated from operating activities and borrowings under our Bank Credit Agreement.

Seasonality/Cyclicality

Our operating results are usually subject to seasonal fluctuations.  Usually, the fourth quarter operating results are higher than the other three quarters primarily because advertising expenditures are increased in anticipation of holiday season spending by consumers.  Usually, the second quarter operating results are higher than the first and third quarters primarily because advertising expenditures are increased in anticipation of consumer spending on “summer related” items such as home improvements, lawn care and travel plans.  Our operating results are usually subject to fluctuations from political advertising.  In even years, political spending is significantly higher than in odd years due to advertising expenditures surrounding local and national elections.  Additionally, in every four years, political spending is elevated further due to advertising expenditures surrounding the presidential election.

Indebtedness and Other Commitments

Indebtedness under the Bank Credit Agreement, as amended.  As of December 31, 2004, we owed $400.0 million under the Bank Credit Agreement, as amended and had a $225.0 million available balance of which $175.5 million of current borrowing capacity was available.

Indebtedness under notes.  We have issued and outstanding two series of senior subordinated notes and one series of senior convertible notes with aggregate principal amount issued and outstanding of $1.1 billion.

Series D Convertible Exchangeable Preferred Stock.  We have issued 3,337,033 shares of Series D Convertible Exchangeable Preferred Stock with an aggregate liquidation preference of approximately $166.9 million. The liquidation preference means we would be required to pay the holders of Series D Convertible Exchangeable Preferred Stock $166.9 million before we paid holders of common stock (or any other stock that is junior to the Series D Convertible Exchangeable Preferred Stock) in any liquidation of Sinclair.  We are not obligated to buy back or retire the Series D Convertible Exchangeable Preferred Stock, but may do so at our option at a conversion rate of $22.8125 per share. In some circumstances, we may also exchange the Series D Convertible Exchangeable Preferred Stock for 6% subordinated debentures due 2012 with an aggregate principal amount of $166.9 million.

Program contracts payable and programming commitments.  Total current and long-term program contracts payable at December 31, 2004 were $113.1 million and $60.8 million, respectively. In addition, we enter into commitments to purchase future programming. Under these commitments, we were obligated on December 31, 2004 to make future payments totaling $184.9 million.

Other.  Our commitments also include capital leases, operating leases, sports programming, personnel contracts and other liabilities. The amount of these commitments may be material.

CONTRACTUAL CASH OBLIGATIONS

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

The following tables reflect a summary of our contractual cash obligations as of December 31, 2004 and the future periods in which such arrangements are expected to be settled in cash (in thousands):

CONTRACTUAL CASH OBLIGATOINS RELATED TO CONTINUING OPERATIONS

	Total	2005	2006-2007	2008-2009	2010 and thereafter
Notes payable, capital leases and commercial bank financing (a)	$2,066,307	$69,217	$144,284	$483,279	$1,369,527
Notes and capital leases payable to affiliates	53,508	7,897	10,581	7,462	27,568
Fixed rate derivative instrument	51,712	36,078	15,634	—	—
Operating leases	26,358	4,529	6,925	4,126	10,778
Employment contracts	12,523	9,003	3,520	—	—
Film liability – active	173,890	113,109	51,789	8,992	—
Film liability – future (b)	166,972	11,210	69,967	59,024	26,771
Programming services	13,134	5,647	5,753	1,682	52
Maintenance and support	14,245	5,346	4,556	3,097	1,246
Network affiliation agreements	14,040	10,275	3,690	75	—
Other operating contracts	7,895	3,691	1,987	1,047	1,170
Total contractual cash obligations	$2,660,584	$276,002	$318,686	$568,784	$1,437,112

CONTRACTUAL CASH OBLIGATIONS RELATED TO DISCONTINUED OPERATIONS

	Total	2005	2006-2007	2008-2009	2010 and thereafter
Notes payable, capital leases and commercial bank financing (a)	$2,585	$233	$495	$535	$1,322
Operating leases	24	17	6	1	—
Employment contracts	1,158	747	411	—	—
Film liability – active	9,197	5,700	2,955	542	—
Film liability – future (b)	17,901	1,122	6,968	5,935	3,876
Programming services	644	266	378	—	—
Maintenance and support	631	99	81	79	372
Other operating contracts	40	12	28	—	—
Total contractual cash obligations	$32,180	$8,196	$11,322	$7,092	$5,570

a)              Only includes interest on fixed rate debt.

b)             Future film liabilities reflect a license agreement for program material that is not yet available for its first showing or telecast and is therefore not recorded as an asset or liability on our balance sheet.  Pursuant to SFAS No. 63, Financial Reporting for Broadcasters, an asset and a liability for the rights acquired and obligations incurred under a license agreement are reported on the balance sheet when the cost of each program is known or reasonably determinable, the program material has been accepted by the licensee in accordance with the conditions of the license agreement and the program is available for its first showing or telecast.

OFF BALANCE SHEET ARRANGEMENTS

Off balance sheet arrangements as defined by the Securities and Exchange Commission (SEC) include the following four items:  obligations under certain guarantees or contracts; retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangements; obligations under certain derivative arrangements; and obligations under material variable interests.  We have entered into arrangements where we have obligations under certain guarantees or contracts because we believe they will help improve shareholder returns.  The following table reflects a summary of these off balance sheet arrangements (a) as defined by the SEC as of December 31, 2004 and the future periods in which such arrangements may be settled in cash if certain contingent events occur (in thousands):

	Total	2005	2006-2007	2008-2009	2010 and thereafter
Letters of credit	$898	$82	$164	$164	$488
Guarantees	153	122	31	—	—
Investments (b)	6,579	6,579	—	—	—
Purchase options (c)	22,250	13,250	9,000	—	—
LMA and outsourcing agreements (d)	12,805	5,598	6,253	954	—
Total other commercial commitments	$42,685	$25,631	$15,448	$1,118	$488

a)              There are no off balance sheet arrangements related to discontinued operations.

b)             Commitments to contribute capital to Allegiance Capital, LP and Sterling Ventures Partners, LP.

c)              We have entered into an agreement with an unrelated third party, whereby the unrelated third party may require us to purchase certain license and non-license broadcast assets at the option of the unrelated third party, no earlier than July 1, 2005.  The contractual commitment for 2006 and beyond represents the increase in purchase option price should the exercise occur in 2006 or 2007.  We intend to exercise the license and non-license options prior to March 31, 2005.

d)             Certain LMAs require us to reimburse the licensee owner their operating costs.  Certain outsourcing agreements require us to pay a fee to another station for providing non-programming services.  The amount will vary each month and accordingly, these amounts were estimated through the date of the agreements’ expiration, based on historical cost experience.

Risk Factors

You should carefully consider the risks described below before investing in our publicly traded securities.  Our business is also subject to the risks that affect many other companies such as general economic conditions, geopolitical events, competition, technological obsolescence and employee relations.  The risks described below, along with risks not currently known to us or that we currently believe are immaterial, may impair our business operations and our liquidity in a material adverse way.

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

We rely on sales of advertising time for substantially all of our revenues and as a result, our operating results are sensitive to the amount of advertising revenue we generate. If we generate less revenue, it may be more difficult for us to repay our indebtedness and the value of all our business may decline. Our ability to sell advertising time depends on:

•                  the levels of automobile advertising, which generally represents about one fourth of our advertising revenue;

•                  the health of the economy in the areas where our stations are located and in the nation as a whole;

•                  the popularity of our programming;

•                  changes in the makeup of the population in the areas where our stations are located;

•                  pricing fluctuations in local and national advertising;

•                  the activities of our competitors, including increased competition from other forms of advertising-based mediums, particularly network, cable television, direct satellite television, telecommunications, internet and radio;

•                  the decreased demand for political advertising in non-election years; and

•                  other factors that may be beyond our control.

Our substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling our debt obligations.

We have a high level of debt (totaling $1.6 billion at December 31, 2004) compared to the book value of shareholders’ equity of $226.5 million on the same date. Our relatively high level of debt poses the following risks, particularly in periods of declining revenues:

•                  we use a significant portion of our cash flow to pay principal and interest on our outstanding debt and to pay dividends on preferred and common stock, limiting the amount available for working capital, capital expenditures and other general corporate purposes;

•                  our lenders may not be as willing to lend additional amounts to us for future working capital needs, additional acquisitions or other purposes;

•                  the interest rate under the Bank Credit Agreement, is a floating rate and will increase if general interest rates increase. This will reduce the funds available to repay our obligations and for operations and future business opportunities and will make us more vulnerable to the consequences of our leveraged capital structure;

•                  we may be more vulnerable to adverse economic conditions than less leveraged competitors and thus, less able to withstand competitive pressures;

•                  if our cash flow were inadequate to make interest and principal payments, we might have to refinance our indebtedness or sell one or more of our stations to reduce debt service obligations; and

•                  our ability to finance our working capital needs and general corporate purposes for the public and private markets, as well as the associated cost of funding is dependent, in part, by our credit ratings.  As of December 31, 2004, our credit ratings, as assigned by Moody’s Investor Services (Moody’s) and Standard & Poor’s Ratings Services (S&P) were:

	Moody’s	S&P
Senior Secured Credit Facilities	Ba2	BB
Senior Implied	Ba3
Senior Unsecured Issuer	Ba3
Corporate Credit		BB-
Senior Subordinated Notes	B2	B
Convertible Senior Subordinated Notes	B3	B
Convertible Preferred Stock	Caa1	B-

The credit ratings previously stated are not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal by the assigning rating organization.  Each rating should be evaluated independently of any other rating.

Any of these events could reduce our ability to generate cash available for investment or debt repayment or to make improvements or respond to events that would enhance profitability.

We may not close on the sale of our television stations in 2005.

On December 2, 2004, we entered into an agreement to sell KOVR-TV in Sacramento, California for $285.0 million.  We expect to close on this station sale in 2005 and we expect to use the after-tax proceeds to repay our long-term debt.  If we do not close on this transaction, we may not be able to fulfill some or all of our debt obligations.

On November 12, 2004, we entered into an agreement to sell KSMO-TV in Kansas City, Missouri for $33.5 million.  We have received $26.8 million in cash when we entered into the agreement and we expect to receive the remaining $6.7 million in 2005 upon FCC approval to transfer the broadcast license.  If we do not close on the transaction we will not receive the remaining $6.7 million due to us.

We may be able to incur significantly more debt in the future, which will increase each of the foregoing risks related to our indebtedness.

At December 31, 2004, we had an additional $225.0 million available (subject to certain borrowing conditions) for additional borrowings under the Bank Credit Agreement of which $175.5 million of current borrowing capacity was available. In addition, under the terms of our debt instruments, we may be able to incur substantial additional indebtedness in the future, including additional senior debt and in some cases secured debt. Provided we meet certain financial and other covenants, the terms of the indentures governing our outstanding notes do not prohibit us from incurring such additional indebtedness. If we incur additional indebtedness, the risks described above relating to having substantial debt could intensify.

As a result of the late filing of Form 8-K in August 2004, we are ineligible to register securities on Form S-3 until August 2005.  In addition, upon the filing of this Form 10-K, we will become ineligible to issue securities under our currently effective shelf registration statement until August 2005.  The inability to register securities on Form S-3 or to issue securities under our shelf registration statement until August 2005 could adversely affect our ability to raise capital during this period.

We must purchase television programming in advance and may therefore incur programming costs that we cannot cover with revenue from these programs. If this happens, we could experience losses that may make our securities less valuable.

One of our most significant costs is television programming and our ability to generate revenue to cover this cost may affect the value of our securities.  If a particular program is not popular in relation to its costs, we may not be able to sell enough advertising time to cover the costs of the program.  Since we generally purchase programming content from others rather than produce it ourselves, we have little control over the costs of programming.  We usually must purchase programming several years in advance and may have to commit to purchase more than one year’s worth of programming.  Finally, we may replace programs that are doing poorly before we have recaptured any significant portion of the costs we incurred or before we have fully amortized the costs.  Any of these factors could reduce our revenues or otherwise cause our costs to escalate relative to revenues.  These factors are exacerbated during a weak advertising market.  Additionally, our business is subject to the popularity of the programs provided by the networks with which we have network affiliation agreements or which provide us programming.  Excluding political revenue, each of our affiliation groups experienced revenue increases in 2004, but this trend may not continue in the future.

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

Our existing financing agreements prevent us from taking certain actions and require us to meet certain tests. These restrictions and tests may require us to conduct our business in ways that make it more difficult for us to repay our indebtedness or decrease the value of our business. These restrictions and tests include the following:

•                  restrictions on additional debt;

•                  restrictions on our ability to pledge our assets as security for our indebtedness;

•                  restrictions on payment of dividends, the repurchase of stock and other payments relating to capital stock;

•                  restrictions on some sales of assets and the use of proceeds from asset sales;

•                  restrictions on mergers and other acquisitions, satisfaction of conditions for acquisitions and a limit on the total amount of acquisitions without consent of bank lenders;

•                  restrictions on the type of businesses we and our subsidiaries may be in;

•                  restrictions on the type and amounts of investments we and our subsidiaries may make; and

•                  financial ratio and condition tests including the ratio of earnings before interest, taxes, depreciation and amortization, as adjusted (adjusted EBITDA) to total interest expense, the ratio of adjusted EBITDA to certain of our fixed expenses and the ratio of indebtedness to adjusted EBITDA.

Future financing arrangements may contain additional restrictions and tests. All of these restrictive covenants may restrict our ability to pursue our business strategies, prevent us from taking action that could increase the value of our securities or may require actions that decrease the value of our securities. In addition, we may fail to meet the tests and thereby default on one or more of our obligations (particularly if the economy continues to soften and thereby reduces our advertising revenues). If we default on our obligations, creditors could require immediate payment of the obligations or foreclose on collateral. If this happens, we could be forced to sell assets or take other action that would reduce significantly the value of our securities and we may not have sufficient assets or funds to pay our debt obligations.

Key officers and directors have financial interests that are different and sometimes opposite our own and we may engage in transactions with these officers and directors that may benefit them to the detriment of other securityholders.

Some of our officers, directors and majority shareholders own stock or partnership interests in businesses that engage in television broadcasting, do business with us or otherwise do business that conflicts with our interests. They may transact some business with us even when there is a conflict of interest or they may engage in business competitive to our business and those transactions may benefit the officers, directors or majority shareholders to the detriment of our other securityholders. David D. Smith, Frederick G. Smith and J. Duncan Smith are each an officer and director of Sinclair and Robert E. Smith is a director of Sinclair. Together, the Smiths hold shares of our common stock that control the outcome of most matters submitted to a vote of shareholders. The Smiths own a television station which we program pursuant to an LMA with us. The Smiths also own businesses that lease real property and tower space to us, buy advertising time from us and engage in other transactions with us.  In addition, David D. Smith, our President and Chief Executive Officer, has a controlling interest in and is a member of the Board of Directors of Summa Holdings, Ltd., a company in which we hold a 17.5% equity interest and exercise significant influence over Summa by virtue of David D. Smith’s board seat and our board seat.  David D. Smith, Frederick G. Smith, J. Duncan Smith, Robert E. Smith and David B. Amy, our Executive Vice President and Chief Financial Officer together own less than 2.2% of Allegiance Capital Limited Partnership, a limited partnership in which we hold a 87.8% interest.  Also, David D. Smith, Frederick G. Smith, J. Duncan Smith and Robert E. Smith together own less than 1% of the stock of G1440, a company of which Sinclair owns approximately 93.9%.  We can give no assurance that these transactions or any transactions that we may enter into in the future with our officers, directors or majority shareholders, have been, or will be, negotiated on terms as favorable to us as we would obtain from unrelated parties.

Maryland law and our financing agreements limit the extent to which our officers, directors and majority shareholders may transact business with us and pursue business opportunities that we might pursue. These limitations do not, however, prohibit all such transactions.

For additional information related to transactions with related parties, see Note 11.  Related Party Transactions in the Notes to our Consolidated Financial Statements.

The Smiths exercise control over most matters submitted to a shareholder vote and may have interests that differ from yours. They may, therefore, take actions that are not in the interests of other securityholders.

David D. Smith, Frederick G. Smith, J. Duncan Smith and Robert E. Smith hold shares representing almost 90% of the common stock voting rights and therefore control the outcome of most matters submitted to a vote of shareholders, including, but not limited to, electing directors, adopting amendments to our certificate of incorporation and approving corporate transactions. The Smiths hold substantially all of the Class B Common Stock, which generally has ten votes per share. Our Class A Common Stock has only one vote per share. Our Series D of preferred stock generally does not have voting rights.  In addition, the Smiths hold half our board of director seats and therefore, have the power to exert significant influence over our corporate management and policies.  The Smiths have entered into a stockholders’ agreement pursuant to which they have agreed to vote for each other as candidates for election to the board of directors until June 12, 2005.

Circumstances may occur in which the interests of the Smiths, as the controlling equity holders, could be in conflict with the interests of other securityholders and the Smiths would have the ability to cause us to take actions in their interest. In addition, the Smiths could pursue acquisitions, divestitures or other transactions that, in their judgment, could enhance their equity investment, even though such transactions might involve risks to our other securityholders. (See Item 12. Security Ownership of Certain Beneficial Owners and Item 13. Certain Relationships and Related Transactions.)

For additional information related to transactions with related parties, see Note 11.  Related Party Transactions in the Notes to our Consolidated Financial Statements.

Certain features of our capital structure that discourage others from attempting to acquire our company may prevent our securityholders from receiving a premium on their securities or result in a lower price for our securities.

The control the Smiths have over shareholder votes may discourage other parties from trying to acquire us. In addition, our board of directors can issue additional shares of preferred stock with rights that might further discourage other parties from trying to acquire us. Anyone trying to acquire us would likely offer to pay more for shares of Class A Common Stock than the amount those shares were trading for in the open market at the time of the offer. If the voting rights of the Smiths or the right to issue preferred stock discourage such takeover attempts, shareholders may be denied the opportunity to receive such a premium. The general level of prices for Class A Common Stock might also be lower than it would otherwise be if these deterrents to takeovers did not exist.

The commencement of the Iraq War resulted in a decline in advertising revenues and negatively impacted our operating results. Future conflicts may have a similar effect.

The commencement of the war in Iraq resulted in a reduction in advertising revenues as a result of uninterrupted news coverage and general economic uncertainty. During the first quarter 2003, we experienced $2.2 million in advertiser cancellations and preemptions, which resulted in lower earnings than we would have experienced without this disruption. If the United States becomes engaged in similar conflicts in the future, they may have a similar adverse impact on our results of operations.

We may lose a large amount of programming if a network terminates its affiliation with us, which could increase our costs and/or reduce our revenue.

Network Affiliation Agreements

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

During July 2004, we entered into an affiliation agreement with ABC for WKEF-TV in Dayton, Ohio.  WKEF-TV (channel 22) switched from its NBC network affiliation to the ABC Television Network beginning August 30, 2004.  WKEF-TV’s current syndicated and local news programming continues to be aired on channel 22.  As of December 31, 2004, the corresponding net book value of the affiliation agreement was $13.8 million.  We tested the affiliation agreement of WKEF-TV for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and determined that this asset was not impaired.

The NBC affiliation agreement with WICS/WICD-TV in Champaign/Springfield, Illinois expired on April 1, 2004.  We continue to program this station as an NBC affiliate without a formal agreement.  On February 25, 2004, NBC informed us that they intend to terminate our affiliation with WICS/WICD effective September 2005 in order to affiliate with another station in that market.  We have engaged in discussions with ABC Television Network regarding affiliating with ABC in that market because the station which is scheduled to acquire our NBC affiliation is currently the ABC affiliate in Champaign/Springfield.  As of December 31, 2004, the corresponding net book value of the affiliation agreement was $9.8 million.

During December 2004, we entered into renewals with CBS Broadcasting, Inc. of all of our affiliation agreements for UPN and CBS.  The UPN agreements terminate in July of 2007 and two of the CBS agreements terminate in December of 2007 and one expires March 2008.

The affiliation agreements of five ABC stations (WSYX-TV in Columbus, Ohio; WLOS-TV in Asheville, North Carolina; WCHS-TV in Charleston, West Virginia; WEAR-TV in Pensacola, Florida; and WGGB in Springfield, Massachusetts) have expired; in the case of WLOS and WSYX, these agreements (including extensions thereto) expired on January 31, 2005; the other agreements expired prior to 2004.  We continue to operate these stations as ABC affiliates and we do not believe ABC has any current plans to terminate the affiliation with any of these stations, although we can make no assurance that ABC will not do so.  We are currently engaged in negotiations with ABC regarding continuing our network affiliation agreements.  The net aggregate book value of these ABC affiliate agreements was $68.6 million as of December 31, 2004.

The affiliation agreements of our 20 FOX stations will expire on June 30, 2005.  We have begun preliminary negotiations to renew our affiliation agreements.  The aggregate net book value of our FOX affiliate agreements was $39.6 million as of December 31, 2004.

The non-renewal or termination of one or more of these or any of our other network affiliation agreements would prevent us from being able to carry programming of the relevant network. This loss of programming would require us to obtain replacement programming, which may involve higher costs and which may not be as attractive to our target audiences, resulting in reduced revenues.  Upon the termination of any of the above affiliation agreements, we would be required to establish new affiliation agreements with other networks or operate as an independent station.  At such time, the remaining value of the network affiliation asset could become impaired and we would be required to write down the value of the asset.  At this time we cannot predict the final outcome of these negotiations and any impact they may have on our financial position, consolidated results of operations or consolidated cash flows.

Competition from other broadcasters and changes in technology may cause a reduction in our advertising revenues and/or an increase in our operating costs.

The television industry is highly competitive and this competition can draw viewers and advertisers from our stations, which reduces our revenue or requires us to pay more for programming, which increases our costs. We face intense competition from the following:

New technology and the subdivision of markets

Cable providers and direct broadcast satellite companies are developing new technology that allow them to transmit more channels on their existing equipment to highly targeted audiences, reducing the cost of creating channels and potentially leading to the division of the television industry into ever more specialized niche markets. Competitors who target programming to such sharply defined markets may gain an advantage over us for television advertising revenues. Lowering the cost of creating channels may also encourage new competitors to enter our markets and compete with us for advertising revenue. In addition, emerging technologies that will allow viewers to digitally record, store and play back television programming may decrease viewership of commercials and, as a result, lower our advertising revenues.

In-market competition

We also face more conventional competition from rivals that may have greater resources than we have. These include:

•                  other local free over-the-air broadcast stations; and

•                  other media, such as newspapers, periodicals and cable and satellite systems.

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

The phased introduction of digital television will increase our costs, due to increased equipment and operational costs and could have a variety of other adverse effects on our business.

The FCC has adopted rules for implementing digital (including high definition) television (DTV) service in the United States. Under the rules, our stations are required to begin DTV operations over a transition period. In addition, we expect that the FCC will reclaim our non-digital channels at the end of the transition period. We believe that the transition to DTV may have the following effects on us, which could increase our costs or reduce our revenue:

Conversion and programming costs

We have incurred $151.1 million through December 31, 2004, to convert our stations from the current analog format to digital format.  We expect to continue to incur costs to convert our stations to digital format and we may incur additional costs to obtain programming for the additional channels made available by digital technology and higher utility costs as a result of converting to digital operations. Increased revenues from the additional channels may not make up for the conversion cost and additional programming expenses.

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

Signal quality issues

Our signal quality under digital transmission may be lower relative to our competitors.  This may cause us to lose viewers and thereby lose revenue or be forced to rely on cable television or other alternative means of transmission with higher costs to deliver our digital signals to all of the viewers we are able to reach with our current analog signals.  Station revenue could be effected by a reduction in advertising because cable customers in our broadcast market may not receive our digital signal.

Digital must carry

In February 2005, the FCC adopted an order stating that cable television systems are not required to carry both a station’s analog and digital signals during the digital transition.  The same order also clarified that a cable system need only carry a broadcast station’s primary video stream, and not any of the station’s other programming streams in those situations where a station chooses to transmit multiple programming streams.

Cable customers in our broadcast markets may only be able to receive our digital signal over the air, which could negatively impact our stations.  Many of the viewers of our television stations receive the signals of the stations via cable television service.  Cable television systems generally transmit our signals pursuant to permission granted by us in retransmission consent agreements.  A material portion of these agreements have no definite term and may be terminated either by us or by the applicable cable television company on very short notice (typically 45 or 60 days). We are currently engaged in negotiations with respect to these agreements with several major cable television companies and we recently reached an agreement with Comcast, the nation's largest cable operator.  There can be no assurance that the results of these negotiations will be advantageous to us or that we or the cable companies might not determine to terminate some or all of these agreements.  A termination of our retransmission agreements would make it more difficult for our viewers to watch our programming and could result in lower ratings and a negative financial impact on us.  In addition, we generally have not provided the major cable television companies with the right to transmit our stations’ digital signals.  Although the lack of carriage of these signals does not at this time have a material impact on our current results of operations, this could change as the number of households in the United States with the capability of viewing digital and high definition television increases.  There can be no assurance that we will be able to negotiate mutually acceptable retransmission agreements in the future relating to the carriage of our digital signals.

Subscription fees

The FCC has determined to assess a fee in the amount of 5% of gross revenues on digital television subscription services. If we provide subscription services and are unable to pass this cost through to our subscribers, this fee will reduce our earnings from any digital television subscription services we implement in the future.

Given this climate of market uncertainty and regulatory change, we cannot be sure what impact the FCC’s actions might have on our plans and results in the area of digital television. (See Item 1. Business.)

Federal regulation of the broadcasting industry limits our operating flexibility, which may affect our ability to generate revenue or reduce our costs.

The FCC regulates our business, just as it does all other companies in the broadcasting industry. We must ask the FCC’s approval whenever we need a new license, seek to renew, assign or modify a license, purchase a new station, sell an existing station, or transfer the control of one of our subsidiaries that holds a license. Our FCC licenses and those of the stations we program pursuant to LMAs are critical to our operations; we cannot operate without them. We cannot be certain that the FCC will renew these licenses in the future or approve new acquisitions. If licenses were not renewed or acquisitions approved, we may lose revenue that we otherwise could have earned.

In addition, Congress and the FCC may in the future adopt new laws, regulations and policies regarding a wide variety of matters (including technological changes) that could, directly or indirectly, materially and adversely affect the operation and ownership of our broadcast properties.  (See Item 1. Business.)

The FCC’s multiple ownership rules limit our ability to operate multiple television stations in some markets and may result in a reduction in our revenue or prevent us from reducing costs.  Changes in these rules may threaten our existing strategic approach to certain television markets.

Changes in Rules on Television Ownership

Congress passed a bill requiring the FCC to increase the national audience reach cap from 35% to 39% and President Bush signed the bill into law on January 23, 2004.  This law permits broadcast television owners to own more television stations nationally, potentially affecting our competitive position.

In June 2003, the FCC adopted new multiple ownership rules. In June 2004, the Court of Appeals for the Third Circuit issued a decision which upheld a portion of such rules and remanded the matter to the FCC for further justification of the rules.  The court also issued a stay of the new rules pending the remand.  We cannot predict the outcome of the remand or any subsequent court actions.  Changes to the rules imposed by the FCC on remand or by the Third Circuit could significantly impact our business.

Changes in Rules on Local Marketing Agreements

Certain of our stations have entered into what have commonly been referred to as local marketing agreements or LMAs.  One typical type of LMA is a programming agreement between two separately owned television stations serving the same market, whereby the licensee of one station programs substantial portions of the broadcast day and sells advertising time during such program segments on the other licensee’s station subject to the ultimate editorial and other controls being exercised by the latter licensee.  We believe these arrangements allow us to reduce our operating expenses and enhance profitability.  Under the FCC ownership rules adopted in 2003, we would be allowed to continue to program most of the stations with which we have an LMA.  In the absence of a waiver, the new rules would require us to terminate or modify three of our LMAs in markets where both the station we own and the station with which we have an LMA are ranked among the top four stations in their particular designated market area.  The FCC’s new ownership rules include specific provisions permitting waivers of this “top four restriction.”  Although there can be no assurances, we have studied the application of the new rules to our markets and believe we are qualified for waivers.  The new rules have been stayed by the U.S. Court of Appeals for the Third Circuit and are on remand to the FCC.  Several parties have filed with the Supreme Court of the United States petitions for writ of certiorari (defined below) seeking review of the Third Circuit decision.  Because the new ownership rules have been remanded, it is not clear if we will be required to terminate or modify our LMAs in markets where we have such arrangements.  A petition for a writ of certiorari is a legal term that means a document filed with the U. S. Supreme

Court asking the Court to review the decision of a lower court.  It includes, among other things, an argument as to why the Supreme Court should hear the appeal.  On March 3, 2005, we filed a conditional cross-petition with the U. S. Supreme Court asking the Court to consider our arguments together with the arguments contained in the petitions filed by the other parties.

When the FCC decided to attribute LMAs for ownership purposes in 1999, it grandfathered our LMAs that were entered into prior to November 5, 1996, permitting the applicable stations to continue operations pursuant to the LMAs until the conclusion of the FCC’s 2004 biennial review.  The FCC stated it would conduct a case-by case review of grandfathered LMAs and assess the appropriateness of extending the grandfathering period.  Recently, the FCC invited comments as to whether, instead of beginning the review of the grandfathered LMAs in 2004, it should do so in 2006.  We cannot predict when the FCC will begin its review of those LMAs.

Because the effectiveness of the new rules has been stayed and, in connection with the adoption of the new rules, the FCC concluded the old rules could not be justified as necessary to the public interest, we have taken the position that an issue exists regarding whether the FCC has any current legal right to enforce any rules prohibiting the acquisition of television stations.  The FCC, however, dismissed our applications to acquire certain LMA stations.  We filed an application for review of that decision, which is still pending.

On November 15, 1999, we entered into five separate plans and agreements of merger, pursuant to which we would acquire through merger with subsidiaries of Cunningham, television broadcast stations WABM-TV, Birmingham, Alabama, KRRT-TV, San Antonio, Texas, WVTV-TV, Milwaukee, Wisconsin, WRDC-TV, Raleigh/Durham, North Carolina and WBSC-TV (formerly WFBC-TV), Anderson, South Carolina.  The consideration for these mergers was the issuance to Cunningham, of shares of our Class A Common Voting Stock.  In December 2001, we received FCC approval on all the transactions except WBSC-TV.  Accordingly, on February 1, 2002, we closed on the purchase of the FCC license and related assets of WABM-TV, Birmingham, Alabama, KRRT-TV, San Antonio, Texas, WVTV-TV, Milwaukee, Wisconsin and WRDC-TV, Raleigh/Durham, North Carolina.  The total value of the shares issued in consideration for the approved mergers was $7.7 million.  We have filed a petition for reconsideration with the FCC to reconsider its denial of the acquisition of WBSC-TV and amended our application to acquire the license in light of the FCC’s new 2003 multiple ownership rules.  However, the new rules have been stayed.  We also filed applications in November 2003 to acquire the license assets of the remaining five Cunningham stations, WRGT-TV, Dayton, Ohio, WTAT-TV, Charleston, South Carolina, WVAH-TV, Charleston, West Virginia, WNUV-TV, Baltimore, Maryland, and WTTE-TV, Columbus, Ohio.    The Rainbow/PUSH Coalition filed a petition to deny these five applications and to revoke all of our licenses.  The FCC dismissed our applications in light of the stay of the new ownership rules, and we filed an application for review of the dismissal, which may be impacted by the remand of the FCC’s new multiple ownership rules. The FCC denied the Rainbow/PUSH petition, and Rainbow filed a petition for reconsideration of that denial.  Both the applications and the associated petition to deny are still pending.  We believe the Rainbow/PUSH petition is without merit.

If we are required to terminate or modify our LMAs, our business could be affected in the following ways:

Losses on investments.  As part of our LMA arrangements, we own the non-license assets used by the stations with which we have LMAs.  If certain of these LMA arrangements are no longer permitted, we would be forced to sell these assets, restructure our agreements or find another use for them.  If this happens, the market for such assets may not be as good as when we purchased them and, therefore, we cannot be certain that we will recoup our original investments.

Termination penalties.  If the FCC requires us to modify or terminate existing LMAs before the terms of the LMAs expire, or under certain circumstances, we elect not to extend the term of the LMAs, we may be forced to pay termination penalties under the terms of some of our LMAs.  Any such termination penalty could be material.

Use of outsourcing agreements

In addition to our LMAs and duopolies, we have entered into four (and may seek opportunities for additional) outsourcing agreements in which our stations provide or are provided various non-programming related services such as sales, operational and managerial services to or by other stations.  Pursuant to these agreements, our stations currently provide services to other stations in Tallahassee, Florida and Nashville, Tennessee and other parties provide services to our stations in Peoria-Bloomington, Illinois and in Cedar Rapids, Iowa.  We believe this structure allows stations to achieve operational efficiencies and economies of scale, which should otherwise improve broadcast cash flow and competitive positions.  While television joint sales agreements (JSAs) are not currently attributable, on August 2, 2004, the FCC released a notice of proposed rulemaking seeking comments on its tentative conclusion that television joint sales agreements should be attributable.  We cannot predict the outcome of this proceeding, nor can we predict how any changes, together with possible changes to the ownership rules, would apply to our existing outsourcing agreements.

Failure of owner/licensee to exercise control

The FCC requires the owner/licensee of a station to maintain independent control over the programming and operations of the station.  As a result, the owners/licensees of those stations with which we have LMAs or outsourcing agreements can exert their control in ways that may counter our interests, including the right to preempt or terminate programming in certain instances.  The preemption and termination rights cause some uncertainty as to whether we will be able to air all of the programming that we have purchased and therefore, uncertainty about the advertising revenue that we will receive from such programming.  In addition, if the FCC determines that the owner/licensee is not exercising sufficient control, it may penalize the owner/licensee by a fine, revocation of the license for the station or a denial of the renewal of that license.  Any one of these scenarios might result in a reduction of our cash flow and an increase in our operating costs or margins, especially the revocation of or denial of renewal of a license.  In addition, penalties might also affect our qualifications to hold FCC licenses and thus put those licenses at risk.

We have lost money in two of the last five years, and may continue to incur losses in the future, which may impair our ability to pay our debt obligations.

We reported earnings in 2004 and 2003, but we have suffered net losses in two of the last five years. In 2000, we reported earnings, but this was largely due to a gain on the sale of our radio stations. Our losses are due to a variety of cash and non-cash expenses which may or may not recur. Our net losses may therefore continue indefinitely and as a result, we may not have sufficient funds to operate our business.

ITEM 7A.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risks

We are exposed to market risk from changes in interest rates.  We enter into derivative instruments primarily for the purpose of reducing the impact of changing interest rates on our floating rate debt and to reduce the impact of changing fair market values on our fixed rate debt.

We account for derivative instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities –Deferral of the Effective Date of FASB Statement No. 133 and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133 (Collectively, SFAS 133).  For additional information on SFAS 133 see Note 8. Derivative Instruments in the Notes to our Consolidated Financial Statements.

As of December 31, 2004, we held the following derivative instruments:

•                  we hold two interest rate swap agreements with two financial institutions that have notional amounts totaling $575.0 million that expire on June 5, 2006.  In June 2003, we assigned $200.0 million of the notional amount to a second financial institution.  These swap agreements require us to pay a fixed rate, which is set in the range of 6.25% to 7.00% and receive a floating rate based on the three month London Interbank Offered Rate (LIBOR).  LIBOR is a measurement and settlement is performed quarterly.  These swap agreements are reflected as a derivative obligation based on their fair value of $24.7 million and $54.1 million as a component of other long-term liabilities in the accompanying consolidated balance sheets as of December 31, 2004 and December 31, 2003, respectively.  These swap agreements do not qualify for hedge accounting treatment under SFAS 133; therefore, changes in their fair market values are reflected currently in earnings as unrealized gain (loss) from derivative instruments.  We incurred an unrealized gain related to these instruments of $29.4 million and $17.4 million for the years ended December 31, 2004 and 2003, respectively.  The unrealized gain (loss) from derivative instruments related to these swap agreements do not impact our financial covenants under the Bank Credit Agreement.  On December 31, 2004, the instrument with a notional amount of $375.0 million contained a European Style termination option (that is, exercisable only on the expiration date) and could be terminated partially or in full by the counterparty on June 3, 2005 at its fair market value.  The instrument was amended March 2, 2005, resulting in removal of termination option by the counterparty.  The interest rate swap agreement with a notional amount of $200.0 million does not have an option to terminate before it expires.  We estimate the fair market value of the $375.0 million and $200.0 million agreements at December 31, 2004 to be a liability of $16.0 million and $8.7 million, respectively, based on a quotation from the counterparty.  These amounts are reflected as a component of other long-term liabilities on our consolidated balance sheet as of December 31, 2004.  We estimate that a 1.0% increase in interest rates would result in a gain of $8.1 million, while a 1.0% decrease would result in a loss of $7.4 million;

•                  in March 2002, we entered into two interest rate swap agreements with notional amounts totaling $300.0 million which expire on March 15, 2012, for which we receive a fixed rate of 8% and pay a floating rate based on LIBOR (measurement and settlement is performed quarterly).  These swaps are accounted for as a hedge of our 8% Senior Subordinated Notes in accordance with SFAS 133 whereby changes in the fair market value of the swaps are reflected as adjustments to the carrying amount of the 8% Senior Subordinated Notes.  These swaps are reflected in the accompanying balance sheet as a derivative asset and as a premium on the 8% Senior Subordinated Notes based on their fair value of $15.2 million.  Consequently, we had $300.0 million in floating rate debt at December 31, 2004 and a 1.0% increase in LIBOR would result in annualized interest expense of approximately $3.0 million.  We estimate that a 1.0% increase in interest rates would result in a loss of $13.8 million, while a 1.0% decrease would result in a gain of $11.4 million; and

•                  in November 2003, we entered into two interest rate swap agreements with notional amounts totaling $100.0 million, which expire March 15, 2012, for which we receive a fixed rate of 8% and pay a floating rate based on LIBOR (measurement and settlement is performed quarterly).  These swaps are accounted for as a hedge of our 8% Senior Subordinated Notes in accordance with SFAS 133, whereby changes in the fair market value of the swaps are reflected as adjustments to the carrying amount of the 8% Senior Subordinated Notes.  These swaps are reflected on the accompanying balance sheet as a derivative asset and as a premium on the 8% Senior Subordinated Notes based on their fair value of $0.7 million.  Consequently, we had $100.0 million in floating rate debt at December 31, 2004 and a 1.0% increase in LIBOR would result in annualized interest expense of approximately $1.0 million.  We estimate that a 1.0% increase in interest rates would result in a loss of $5.4 million, while a 1.0% decrease would result in a gain of $6.4 million.

The counterparties to these agreements are international financial institutions. We estimate the net fair value of these instruments at December 31, 2004 to be a liability of $8.9 million.  The fair value of the interest rate swap agreements is estimated by obtaining quotations from the financial institutions, which are a party to our derivative contracts. The fair value is an estimate of the net amount that we would pay on December 31, 2004 if we cancelled the contracts or transferred them to other parties.

We are also exposed to risk from a change in interest rates to the extent we are required to refinance existing fixed rate indebtedness at rates higher than those prevailing at the time the existing indebtedness was incurred. As of December 31, 2004, we had senior subordinated notes totaling $310.0 million, $650.0 million and $150.0 million expiring in the years 2011, 2012 and 2018, respectively. Based upon the quoted market price, the fair value of the notes was $1.2 billion as of December 31, 2003. Generally, the fair market value of the notes will decrease as interest rates rise and increase as interest rates fall. We estimate that a 1.0% increase from prevailing interest rates would result in a decrease in fair value of the notes by approximately $67.7 million as of December 31, 2004.  The estimates related to the increase or decrease of interest rates are based on assumptions for forecasted future interest rates.

ITEM 8.                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this item are filed as exhibits to this report, are listed under Item 15(a)(1) and (2) and are incorporated by reference in this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in and/or disagreements with accountants on accounting and financial disclosure during the year ended December 31, 2004.

ITEM 9A.              CONTROLS AND PROCEDURES

As of the date of filing this Form 10-K we are in the process of testing our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires an annual management report of the effectiveness of our internal controls over financial reporting and for our independent registered public accounting firm, Ernst & Young LLP, to attest to this report.  In late November 2004, the Securities and Exchange Commission issued an exemptive order providing a 45 day extension for the filing of these reports and attestations by eligible companies.  We are eligible and have elected to utilize this 45 day extension, and therefore, this Form 10-K does not include these reports.  We anticipate completing this process and filing these reports in an amended Form 10-K, which we intend to file in April 2005.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2004.   The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.   Based on the evaluation of our disclosure controls and procedures as of December 31, 2004, the Company’s chief executive officer and chief financial officer concluded that, we have reasonable assurance that our disclosure controls and procedures were effective.

In August 2004, we failed to timely file a Form 8-K with the SEC.  This Form 8-K was related to a change in the Code of Ethics that was reviewed and authorized by the Board of Directors on August 5, 2004.  The Form 8-K was filed on August 25, 2004, which was after the required filing date of August 12, 2004.  The changes in the Code of Ethics involved provisions on conflicts of interest, investigations of alleged violations of the Code and requests for waivers under the Code.  The failure to timely file was due to a delay in communication of the Board’s action to our financial reporting personnel.  We have further educated our Board members regarding items for which a Form 8-K is required and have also implemented additional disclosure controls and procedures designed to avoid such inadvertent filing failures.

There were no significant changes in our internal control over financial reporting identified in connection with the evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10                                                 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item will be included in our Proxy statement for the 2005 annual meeting of shareholders under the caption, “Directors and Executive Officers” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2004 and is incorporated by reference in this report.

ITEM 11.                                              EXECUTIVE COMPENSATION

The information required by this Item will be included in our proxy statement for the 2005 annual meeting of shareholders under the caption, “Executive Compensation” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2004 and is incorporated by reference in this report.

ITEM 12.                                              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item will be included in our proxy statement for the 2005 annual meeting of shareholders under the caption, “Security Ownership of Certain Beneficial Owners and Management” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2004 and is incorporated by reference in this report.

ITEM 13.                                              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item will be included in our proxy statement for the 2005 annual meeting of shareholders under the caption, “Certain Relationships and Related Transactions” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2004 and is incorporated by reference in this report.

ITEM 14.                                              PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be included in our proxy statement for the 2005 annual meeting of shareholders under the caption, “Principal Accountant Fees and Services” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2004 and is incorporated by reference in this report.

PART IV

ITEM 15.                                              EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

The following financial statements required by this item are submitted in a separate section beginning on page F-1 of this report.

Sinclair Broadcast Group, Inc. Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets As of December 31, 2004 and 2003
Consolidated Statements of Operations for the Years Ended December 31, 2004, 2003 and 2002
Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2004, 2003 and 2002
Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002
Notes to Consolidated Financial Statements

(a) (2)  Financial Statements Schedules

The following financial statements schedules required by this item are submitted on pages S-1 and S-2 of this Report.

Index to Schedules
Schedule II-Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the accompanying notes.

(a) (3) Exhibits

The exhibit index in Item 15(c) is incorporated by reference in this report.

(c) Exhibits

The following exhibits are filed with this report:

EXHIBIT NO.	EXHIBIT DESCRIPTION

3.1	Amended and Restated Certificate of Incorporation.(7)
3.2	Amended By-Laws of Sinclair Broadcast Group, Inc.
4.1	First Supplemental Indenture, dated as of December 17, 1997, among Sinclair Broadcast Group, Inc., the Guarantors named therein and First Union National Bank, as trustee, including Form of Note.(5)
4.2	Indenture, dated as of December 10, 2001, among Sinclair Broadcast Group, Inc., the Guarantors named therein, and First Union National Bank as trustee. (10)
4.3	First Supplemental Indenture, dated as of April 4, 2002, among Sinclair Broadcast Group, Inc., the Guarantors named therein and First Union National Bank, as trustee.(16)
4.4

Second Supplemental Indenture, dated as of July 26, 2002, among Sinclair Broadcast Group, Inc., the Guarantors named therein and Wachovia Bank, National Association (formerly known as First Union National Bank), as trustee. (16)

4.5

Third Supplemental Indenture, dated as of January 17, 2003, among Sinclair Broadcast Group, Inc., the Guarantors named therein and Wachovia Bank, National Association (formerly known as First Union National Bank), as trustee. (16)

4.6

Fourth Supplemental Indenture, dated as of May 9, 2003, among Sinclair Broadcast Group, Inc., the Guarantors named therein and Wachovia Bank, National Association (formerly known as First Union National Bank), as trustee.(16)

4.7

Fifth Supplemental Indenture, dated as of July 17, 2003, among Sinclair Broadcast Group, Inc., the Guarantors named therein and Wachovia Bank, National Association (formerly known as First Union National Bank), as trustee.(16)

4.8	Indenture, dated as of March 14, 2002, among Sinclair Broadcast Group, Inc., the Guarantors named therein, and First Union National Bank as trustee. (10)
4.9

First Supplemental Indenture, dated as of July 26, 2002, among Sinclair Broadcast Group, Inc., the Guarantors named therein and Wachovia Bank, National Association (formerly known as First Union National Bank) as trustee.(14)

4.10

Second Supplemental Indenture, dated as of November 8, 2002, among Sinclair Broadcast Group, Inc., the Guarantors named therein and Wachovia Bank, National Association (formerly known as First Union National Bank), as trustee.(14)

4.11	Indenture, dated as of May 20, 2003, between Sinclair Broadcast Group, Inc. and Wachovia Bank, National Association. (16)
4.12

Registration Rights Agreement, dated as of May 20, 2003, between Sinclair Broadcast Group, Inc., and Bear, Stearns & Co., Inc., UBS Warburg LLC, J.P. Morgan Securities Inc., Deutsche Bank Securities Inc., and Wachovia Securities, Inc. (16)

4.13

Registration Rights Agreement, dated as of May 29, 2003, by and among Sinclair Broadcast Group, Inc., the Guarantors named therein, and J.P. Morgan Securities Inc., Deutsche Bank Securities Inc., Wachovia Securities, Inc., Bear, Stearns & Co. Inc., and UBS Warburg LLC. (16)

10.1	Lease dated as of September 23, 1993 between Gerstell Development Limited Partnership and WPGH, Inc. (1)
10.2	Amendment No. 1 to the lease dated as of September 23, 1993 between Gerstell Development Limited Partnership and WPGH, Inc.
10.3	Amendment No. 2 to the lease dated as of September 23, 1993 between Gerstell Development Limited Partnership and WPGH, Inc.
10.4	Amendment No. 3 to the lease dated as of September 23, 1993 between Gerstell Development Limited Partnership and WPGH, Inc.
10.5	Lease Agreement dated as of April 2, 1987 between Cunningham Communications, Inc. and Chesapeake Television, Inc. as amended on September 23, 1993.(2)
10.6	Lease Agreement dated as of June 1, 1991 between Cunningham Communications, Inc. and Chesapeake Television, Inc. as amended on September 23, 1993.(2)
10.7	Lease Agreement dated as of April 1, 1992 between Cunningham Communications, Inc. and Chesapeake Television, Inc. as amended on September 23, 1993.(2)
10.8	Lease dated February 1, 1996 by and between Keyser Investment Group, Inc., a Maryland corporation, and Sinclair

Broadcast Group, Inc., a Maryland corporation.
10.9	Common Non-Voting Capital Stock Option between Sinclair Broadcast Group, Inc. and William Richard Schmidt, as trustee.(1)
10.10	Common Non-Voting Capital Stock Option between Sinclair Broadcast Group, Inc. and C. Victoria Woodward, as trustee.(1)
10.11	Common Non-Voting Capital Stock Option between Sinclair Broadcast Group, Inc. and Dyson Ehrhardt, as trustee.(1)
10.12	Common Non-Voting Capital Stock Option between Sinclair Broadcast Group, Inc. and Mark Knobloch, as trustee.(1)
10.13	Term Note, dated as of September 30, 1990, in the principal amount of $7,515,000 between Sinclair Broadcast Group, Inc. (as borrower) and Julian S Smith (as lender).(3)
10.14	Replacement Term Note, dated as of September 30, 1990 in the principal amount of $6,700,000 between Sinclair Broadcast Group, Inc. (as borrower) and Carolyn C. Smith (as lender).(1)
10.15

Corporate Guaranty Agreement, dated as of September 30, 1990 by Chesapeake Television, Inc., Commercial Radio, Inc., Channel 63, Inc. and WTTE, Channel 28, Inc. (as guarantors) to Julian S. Smith and Carolyn C. Smith (as lenders).(2)

10.16

Security Agreement, dated as of September 30, 1999 among Sinclair Broadcast Group, Inc., Chesapeake Television, Inc., Commercial Radio Institute, Inc., WTTE, Channel 28, Inc. and Channel 63, Inc. (as borrowers and subsidiaries of the borrower) and Julian S. Smith and Carolyn C. Smith (as lenders).(2)

10.17	Incentive Stock Option Plan for Designated Participants.(1)
10.18	Incentive Stock Option Plan of Sinclair Broadcast Group, Inc.(1)
10.19	First Amendment to Incentive Stock Option Plan of Sinclair Broadcast Group, Inc., adopted April 10, 1996.(4)
10.20	Second Amendment to Incentive Stock Option Plan of Sinclair Broadcast Group, Inc., adopted May 31, 1996.(4)
10.21	1996 Long-Term Incentive Plan of Sinclair Broadcast Group, Inc.(4)
10.22	First Amendment to 1996 Long-term Incentive Plan of Sinclair Broadcast Group, Inc.(9)
10.23	Primary Television Affiliation Agreement, dated as of March 24, 1997 by and between American Broadcasting Companies, Inc., River City Broadcasting, L.P. and Chesapeake Television, Inc.(6)
10.24	Primary Television Affiliation Agreement, dated as of March 24, 1997 by and between American Broadcasting Companies, Inc., River City Broadcasting, L.P. and WPGH, Inc.(6)
10.25	Employment Agreement by and between Sinclair Broadcast Group, Inc. and Frederick G. Smith, dated June 12, 1998.(8)
10.26	Employment Agreement by and between Sinclair Broadcast Group, Inc. and J. Duncan Smith, dated June 12, 1998.(8)
10.27	Employment Agreement by and between Sinclair Broadcast Group, Inc. and David B. Amy, dated September 15, 1998.(8)
10.28

Credit Agreement dated as of July 15, 2002, between Sinclair Broadcast Group, Inc., the Subsidiary Guarantors party to the Credit Agreement, the Lenders party to the Credit Agreement, JP Morgan Chase Bank, as Administrative Agent.(11)

10.29

Registration Rights Agreement, dated as of November 8, 2002, by and among Sinclair Broadcast Group, Inc., the Guarantors, and Deutsche Bank Securities Inc., Wachovia Securities, Inc., JP Morgan Securities Inc., BNP Paribas Securities Corp., Lehman Brothers Inc., and UBS Warburg LLC.(12)

10.30

Registration Rights Agreement, dated as of December 31, 2002, by and among Sinclair Broadcast Group, Inc., the Guarantors, and JP Morgan Securities Inc., Deutsche Bank Securities Inc., Wachovia Securities, Inc. and UBS Warburg LLC.(12)

10.31	Subscription Agreement, effective as of January 1, 2003 by and between Acrodyne Communications, Inc., a Delaware corporation, and Sinclair Broadcast Group, Inc., a Maryland corporation.(13)
10.32

Modification Agreement dated as of January 2, 2003, by and among Nashville Broadcasting Limited Partnership, a Tennessee limited partnership, Nashville License Holdings, LLC, a Delaware limited liability company, and Sinclair Television of Nashville, Inc., a Tennessee corporation.(12)

10.33

Series A Preferred Stock Purchase Agreement dated as of December 23, 2002 is entered into by and among Summa Holdings, Ltd., a Maryland corporation, and Sinclair Broadcast Group, Inc., a Maryland corporation.(12)

10.34	Employment Agreement dated as of February 21, 1997, between Sinclair Communications, Inc., a Maryland corporation, and Steven Marks.(12)
10.35	Form of Fox Broadcasting Company Station Affiliation Agreement.(12)

10.36

Amendment No. 1 dated May 28, 2003 to the Credit Agreement between Sinclair Broadcast Group, Inc., the Subsidiary Guarantors party to the Credit Agreement and JP Morgan Chase Bank, as Administrative Agent thereunder. (15)

10.37	Employment Agreement by and between Sinclair Broadcast Group, Inc. and Barry M. Faber dated August 4, 2004.(18)
10.38

First Amended and Restated Credit Agreement dated as of June 25, 2004 between Sinclair Television Group, Inc., the Subsidiary Guarantors party to the Credit Agreement, the Lenders party to the Credit Agreement and JP Morgan Chase Bank, as Administrative Agent.(17)

10.39	Asset Purchase Agreement dated as of December 2, 2004 among CBS Broadcasting Inc., Sinclair Broadcast Group, Inc., Chesapeake Television, Inc., and SCI-Sacramento Licensee, LLC.(19)
10.40

Beaver Dam Limited Liability Company Operating Agreement dated as of May 30, 1996 by and among David D. Smith, Frederick G. Smith, J. Duncan Smith, Robert E. Smith and Sinclair Broadcast Group, Inc.(20)

10.41

First Amendment to the Operating Agreement and Agreement to Retire dated as of April 18, 1997 by and among Beaver Dam Limited Liability Company, David D. Smith, Frederick G. Smith, J. Duncan Smith, Robert E. Smith and Sinclair Broadcast Group, Inc. (20)

10.42

Second Amendment to the Operating Agreement and Agreement to Redeem Membership Rights dated as of May 6, 1998 by and among Beaver Dam Limited Liability Company, David D. Smith, Frederick G. Smith, J. Duncan Smith, Robert E. Smith and Sinclair Broadcast Group, Inc. (20)

10.43	Agreement of Lease dated as of December 18, 1998 by and between Beaver Dam Limited Liability Company and Sinclair Communications, Inc.(20)
10.44	Agreement of Lease dated as of December 18, 1998 by and between Beaver Dam Limited Liability Company and SBG Group.(20)
10.45	Agreement of Lease dated as of May 25, 2000 by and between Beaver Dam Limited Liability Company and Sinclair Broadcast Group, Inc.(20)
10.46	Agreement of Lease dated as of May 25, 2000 by and between Beaver Dam Limited Liability Company and Sinclair Broadcast Group.(20)
10.47	Agreement of Lease dated as of May 14, 2002 by and between Beaver Dam Limited Liability Company and Sinclair Broadcast Group, Inc.(20)
10.48	Asset Purchase Agreement dated November 12, 2004 among KSMO Licensee, Inc. and Meredith Corporation
10.49

Joint Sales and Shared Services Agreement dated as of November 12, 2004, by and among KSMO Licensee, Inc., a Delaware Corporation, KSMO, Inc., a Maryland Corporation, and Meredith Corporation, an Iowa Corporation.

10.50	Form of WB Television Network Affiliation Agreement.
10.51	Director Compensation.
10.52	Executive Compensation.(21)
11	Statement re computation of per share earnings.
12	Computation of Ratio of Earnings to Fixed Charges.
21	Subsidiaries of the Registrant.
23	Consent of Independent Public Accountants (Sinclair Broadcast Group, Inc.).
24	Power of Attorney (contained on signature pages hereto).
31.1	Certification by David D. Smith, as Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241).
31.2	Certification by David B. Amy, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241).
32.1	Certification by David D. Smith, as Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).
32.2	Certification by David B. Amy, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).

(1)                                  Incorporated by reference from Sinclair’s Registration Statement on Form S-1, No. 33-90682.

(2)                                  Incorporated by reference from Sinclair’s Registration Statement on Form S-1, No. 33-69482.

(3)                                  Incorporated by reference from Sinclair’s Report on Form 10-K for the year ended December 31, 1995.

(4)                                  Incorporated by reference from Sinclair’s Report on Form 10-K for the year ended December 31, 1996.

(5)                                  Incorporated by reference from Sinclair’s Current Report on Form 8-K, dated as of December 16, 1997.

(6)                                  Incorporated by reference from Sinclair’s Report on Form 10-K for the year ended December 31, 1997.

(7)                                  Incorporated by reference from Sinclair’s Report on Form 10-Q for the quarter ended June 30, 1998.

(8)                                  Incorporated by reference from Sinclair’s Report on Form 10-Q for the quarter ended September 30, 1998.

(9)                                  Incorporated by reference from Sinclair’s Proxy Statement for the 1998 Annual Meeting filed on Schedule 14A.

(10)                            Incorporated by reference from Sinclair’s Report on Form 10-K for the year ended December 31, 2001.

(11)                            Incorporated by reference from Sinclair’s Report on Form 10-Q for the quarter ended June 30, 2002.

(12)                            Incorporated by reference from Sinclair’s Report on Form 10-K for the year ended December 31, 2002.

(13)                            Incorporated by reference from Sinclair’s report on Schedule 13D, dated January 8, 2003.

(14)                          Incorporated by reference from Sinclair’s Report on Form S-4 filed on March 7, 2003, No. 333-103681.

(15)                            Incorporated by reference from Sinclair’s Report on Form 8-K filed on May 30, 2003.

(16)                            Incorporated by reference to our Registration Statement on Form S-4 filed on July 31, 2003 (File No. 333-107522).

(17)                            Incorporated by reference from Sinclair’s Report on Form 8-K filed on June 29, 2004.

(18)                            Incorporated by reference from Sinclair’s Report on Form 10-Q for the quarter ended June 30, 2004.

(19)                            Incorporated by reference from Sinclair’s Report on Form 8-K filed on December 3, 2004.

(20)                            Incorporated by reference from Sinclair’s Report on Form 8-K filed on December 20, 2004.

(21)                            Incorporated by reference from Sinclair's Report on Form 8-K filed on March 15, 2005.

(d)                                 Financial Statements Schedules

The financial statement schedules required by this Item are listed under Item 15 (a) (2).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 16th day of March 2005.

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

Signature	Title	Date

/s/ David D. Smith	Chairman of the Board, President and	March 16, 2005
David D. Smith	Chief Executive Officer

/s/ David B. Amy	Executive Vice President and	March 16, 2005
David B. Amy	Chief Financial Officer

/s/ David R. Bochenek	Chief Accounting Officer	March 16, 2005
David R. Bochenek

/s/ Frederick G. Smith	Director	March 16, 2005
Frederick G. Smith

/s/ J. Duncan Smith	Director	March 16, 2005
J. Duncan Smith

/s/ Robert E. Smith	Director	March 16, 2005
Robert E. Smith

/s/ Basil A. Thomas	Director	March 16, 2005
Basil A. Thomas

/s/ Lawrence E. McCanna	Director	March 16, 2005
Lawrence E. McCanna

/s/ Daniel C. Keith	Director	March 16, 2005
Daniel C. Keith

/s/ Martin Leader	Director	March 16, 2005
Martin Leader

SINCLAIR BROADCAST GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Sinclair Broadcast Group, Inc.

We have audited the accompanying consolidated balance sheets of Sinclair Broadcast Group, Inc (a Maryland corporation) and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004.  Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sinclair Broadcast Group, Inc. and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 4 to the notes to the consolidated financial statements, during the year ended December 31, 2002, the Company changed the method in which it accounts for goodwill and other intangible assets upon adoption of Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002.

/s/ ERNST & YOUNG LLP

Baltimore, Maryland
February 8, 2005

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	As of December 31,
	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,491	$28,730
Accounts receivable, net of allowance for doubtful accounts of $4,518 and $4,909, respectively	132,062	139,761
Current portion of program contract costs	49,062	57,655
Taxes receivable	624	1,952
Prepaid expenses and other current assets	17,525	13,914
Deferred barter costs	2,210	2,705
Assets held for sale	97,822	100,522
Deferred tax assets	20,354	12,443
Total current assets	330,150	357,682

PROGRAM CONTRACT COSTS, less current portion	27,175	32,785
LOANS TO AFFILIATES	13	1,381
PROPERTY AND EQUIPMENT, net	339,779	338,078
GOODWILL, net	1,041,452	1,085,507
BROADCAST LICENSES, net	406,694	392,258
DEFINITE-LIVED INTANGIBLE ASSETS, net	237,972	252,666
OTHER ASSETS	82,428	106,749
Total assets	$2,465,663	$2,567,106

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,056	$8,301
Accrued liabilities	77,291	70,586
Current portion notes payable, capital leases and commercial bank financing	43,737	38,986
Current portion of notes and capital leases payable to affiliates	5,209	3,296
Current portion of program contracts payable	113,108	114,725
Deferred barter revenues	2,684	3,077
Deferred gain on sale of broadcast assets	26,129	—
Liabilities held for sale	13,447	15,367
Total current liabilities	288,661	254,338

LONG-TERM LIABILITIES:
Notes payable, capital leases and commercial bank financing, less current portion	1,571,346	1,661,998
Notes and capital leases payable to affiliates, less current portion	19,323	25,641
Program contracts payable, less current portion	60,782	87,357
Deferred tax liabilities	216,937	193,138
Other long-term liabilities	80,796	114,691
Total liabilities	2,237,845	2,337,163

MINORITY INTEREST IN CONSOLIDATED ENTITIES	1,267	938

SHAREHOLDERS’ EQUITY:
Series D Preferred Stock, $.01 par value, 3,450,000 shares authorized, 3,337,033 and 3,450,000 issued and outstanding, respectively; liquidation preference of $166,851,650 and $172,500,000, respectively	33	35
Class A Common Stock, $.01 par value, 500,000,000 shares authorized, 46,018,574 and 44,598,278 shares issued and outstanding, respectively	460	446
Class B Common Stock, $.01 par value, 140,000,000 shares authorized, 39,150,828 and 41,213,653 shares issued and outstanding, respectively; convertible into Class A Common Stock.	391	412
Additional paid-in capital	752,135	762,720
Additional paid-in capital-deferred stock compensation	(5)	(132)
Accumulated deficit	(526,463)	(533,916)
Accumulated other comprehensive loss	—	(560)
Total shareholders’ equity	226,551	229,005
Total liabilities and shareholders’ equity	$2,465,663	$2,567,106

The accompanying notes are an integral part of these consolidated statements.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(in thousands, except per share data)

	2004	2003	2002
REVENUES:
Station broadcast revenues, net of agency commissions	$637,186	$614,682	$624,375
Revenues realized from station barter arrangements	58,039	59,155	57,628
Other operating divisions revenue	13,054	14,568	4,344
Total revenues	708,279	688,405	686,347
OPERATING EXPENSES:
Station production expenses	148,408	142,469	132,146
Station selling, general and administrative expenses	154,352	138,284	134,978
Expenses recognized from station barter arrangements	53,494	54,315	51,283
Amortization of program contract costs and net realizable value adjustments	89,938	98,966	117,255
Stock-based compensation expense	1,603	1,397	1,301
Other operating divisions expenses	14,932	16,375	6,051
Depreciation and amortization of property and equipment	48,617	44,004	38,211
Corporate general and administrative expenses	21,160	19,532	17,797
Amortization of definite-lived intangible assets and other assets	18,544	18,797	18,965
Total operating expenses	551,048	534,139	517,987
Operating income	157,231	154,266	168,360
OTHER INCOME (EXPENSE):
Interest expense and amortization of debt discount and deferred financing costs	(120,400)	(121,165)	(118,114)
Subsidiary trust minority interest expense	—	(11,246)	(23,890)
Interest income	191	560	1,484
Loss on sale of assets	(52)	(452)	(46)
Unrealized gain (loss) from derivative instruments	29,388	17,354	(30,939)
Loss from extinguishment of securities	(2,453)	(15,187)	(15,362)
Income (loss) from equity and cost investees	1,100	1,193	(1,189)
Gain on insurance settlement	3,341	—	—
Impairment of goodwill	(44,055)	—	—
Other income	895	1,187	1,811
Total other expense	(132,045)	(127,756)	(186,245)
Income (loss) from continuing operations before income taxes	25,186	26,510	(17,885)
INCOME TAX (PROVISION) BENEFIT	(11,182)	(10,676)	7,591
Net income (loss) from continuing operations	14,004	15,834	(10,294)
DISCONTINUED OPERATIONS:
Income from discontinued operations, net of related income tax provision of $6,255, $3,352 and $3,776, respectively	10,018	8,558	4,685
Gain on disposal of discontinued operations, net of taxes of $8,175	—	—	7,519
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, net of tax benefit of $30,383	—	—	(566,404)
NET INCOME (LOSS)	24,022	24,392	(564,494)
PREFERRED STOCK DIVIDENDS	10,180	10,350	10,350
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$13,842	$14,042	$(574,844)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
Earnings (loss) per share from continuing operations	$0.04	$0.06	$(0.24)
Earnings per share from discontinued operations	$0.12	$0.10	$0.14
Loss per share from cumulative effect of change in accounting principle	$—	$—	$(6.64)
Earnings (loss) per common share	$0.16	$0.16	$(6.74)
Weighted average common shares outstanding	85,590	85,651	85,337
Weighted average common and common equivalent shares outstanding	85,741	85,793	85,580
Dividends per common share	$0.075	$—	$—

The accompanying notes are an integral part of these consolidated statements.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND OTHER COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(in thousands)

	Series D Preferred Stock	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Deferred Compensation	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity

BALANCE, December 31, 2001	$35	$411	$432	$748,353	$(1,452)	$26,886	$(2,705)	$771,960
Dividends paid on Series D Preferred Stock	—	—	—	—	—	(10,350)	—	(10,350)
Class B Common Stock converted into Class A Common Stock	—	15	(15)	—	—	—	—	—
Stock options exercised	—	3	—	2,803	—	—	—	2,806
Class A Common Stock issued pursuant to employee benefit plans	—	2	—	1,754	—	—	—	1,756
Class A Common Stock issued to acquire broadcast licenses	—	8	—	7,695	—	—	—	7,703
Issuance of Shares under ESPP	—	—	—	338	—	—	—	338
Amortization of deferred compensation	—	—	—	—	730	—	—	730
Deferred compensation adjustment related to forfeited stock option	—	—	—	(842)	171	—	—	(671)
Tax benefit of nonqualifying stock option exercises	—	—	—	377	—	—	—	377
Net loss	—	—	—	—	—	(564,494)	—	(564,494)
Amortization of derivative instruments, net of tax benefit of $716	—	—	—	—	—	—	871	871
Realized loss on investment, net of tax benefit of $101	—	—	—	—	—	—	154	154
BALANCE, December 31, 2002	$35	$439	$417	$760,478	$(551)	$(547,958)	$(1,680)	$211,180

Other comprehensive loss:
Net loss	$—	$—	$—	$—	$—	$(564,494)	$—	$(564,494)
Amortization of derivative instruments, net of tax benefit of $716	—	—	—	—	—	—	871	871
Realized loss on investment, net of tax benefit of $101	—	—	—	—	—	—	154	154
Comprehensive loss	$—	$—	$—	$—	$—	$(564,494)	$1,025	$(563,469)

The accompanying notes are an integral part of these consolidated statements.

	Series D Preferred Stock	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Deferred Compensation	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity

BALANCE, December 31, 2002	$35	$439	$417	$760,478	$(551)	$(547,958)	$(1,680)	$211,180
Dividends paid on Series D Preferred Stock	—	—	—	—	—	(10,350)	—	(10,350)
Class B converted into Class A Common Stock	—	5	(5)	—	—	—	—	—
Stock options exercised	—	2	—	1,429	—	—	—	1,431
Class A Common Stock issued pursuant to employee benefit plans	—	2	—	2,508	—	—	—	2,510
Repurchase of 194,500 shares of Class A Common Stock	—	(2)	—	(1,542)	—	—	—	(1,544)
Amortization of deferred compensation	—	—	—	—	494	—	—	494
Deferred compensation adjustment related to forfeited stock option	—	—	—	(340)	(75)	—	—	(415)
Tax benefit of nonqualifying stock option exercises	—	—	—	187	—	—	—	187
Net income	—	—	—	—	—	24,392	—	24,392
Amortization of derivative instruments, net of tax provision of $608	—	—	—	—	—	—	1,120	1,120
BALANCE, December 31, 2003	$35	$446	$412	$762,720	$(132)	$(533,916)	$(560)	$229,005

Other comprehensive income:
Net income	$—	$—	$—	$—	$—	$24,392	$—	$24,392
Amortization of derivative instruments, net of tax provision of $608	—	—	—	—	—	—	1,120	1,120
Comprehensive income	$—	$—	$—	$—	$—	$24,392	$1,120	$25,512

The accompanying notes are an integral part of these consolidated statements.

	Series D Preferred Stock	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Deferred Compensation	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity

BALANCE, December 31, 2003	$35	$446	$412	$762,720	$(132)	$(533,916)	$(560)	$229,005
Dividends declared on common stock	—	—	—	—	—	(6,403)	—	(6,403)
Dividends paid on Series D Preferred Stock	—	—	—	—	—	(10,166)	—	(10,166)
Class A Common Stock issued pursuant to employee benefit plans and stock options exercised	—	3	—	3,509	—	—	—	3,512
Class B Common Stock converted to Class A Common Stock	—	21	(21)	—	—	—	—	—
Repurchase of 970,500 shares of Class A Common Stock	—	(10)	—	(9,540)	—	—	—	(9,550)
Amortization of deferred compensation	—	—	—	—	127	—	—	127
Repurchase of Series D Preferred Stock	(2)	—	—	(4,750)	—	—	—	(4,752)
Tax benefit of nonqualifying stock option exercises	—	—	—	196	—	—	—	196
Net income	—	—	—	—	—	24,022	—	24,022
Amortization of derivative instruments, net of tax provision of $304	—	—	—	—	—	—	560	560
BALANCE, December 31, 2004	$33	$460	$391	$752,135	$(5)	$(526,463)	$—	$226,551

Other comprehensive income:
Net income	$—	$—	$—	$—	$—	$24,022	$—	$24,022
Amortization of derivative instruments, net of tax provision of $304	—	—	—	—	—	—	560	560
Comprehensive income	$—	$—	$—	$—	$—	$24,022	$560	$24,582

The accompanying notes are an integral part of these consolidated statements.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(in thousands)

	2004	2003	2002
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income (loss)	$24,022	$24,392	$(564,494)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Amortization of debt (premium) discount	(1,081)	(838)	98
Depreciation and amortization of property and equipment	50,877	47,023	41,513
Recognition of deferred revenue	(4,928)	(4,942)	(4,942)
Accretion of capital leases	706	723	621
(Income) loss from equity and cost investees	(1,100)	(976)	1,519
Gain on sale of broadcast assets related to discontinued operations	—	—	(12,413)
Gain on involuntary conversion-non cash portion	(3,212)	—	—
Loss on sale of property	52	517	478
Impairment of goodwill	44,055	—	—
Unrealized (gain) loss from derivative instruments	(29,388)	(17,354)	30,939
Amortization of definite-lived intangible assets and other assets	19,035	19,288	19,581
Amortization of program contract costs and net realizable value adjustments	94,180	105,082	130,832
Amortization of deferred financing costs	2,839	2,990	3,954
Amortization of deferred compensation	1,906	1,686	1,775
Extinguishment of debt, non-cash portion	1,289	3,705	12,307
Cumulative effect of change in accounting principle	—	—	596,787
Amortization of derivative instruments	1,098	1,658	1,409
Deferred tax provision related to operations	11,125	17,250	49,490
Deferred tax provision (benefit) related to sale of broadcast assets from discontinued operations	5,828	—	(11,582)
Deferred tax provision related to extraordinary loss	—	—	649
Deferred tax benefit related to change in accounting principle	—	—	(30,383)
Net effect of change in deferred barter revenues and deferred barter costs	118	(112)	(571)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease (increase) in accounts receivable, net	7,477	8,035	(2,871)
Decrease in taxes receivable	1,328	36,954	7,244
(Increase) decrease in prepaid expenses and other current assets	(3,206)	9,319	(2,680)
Decrease in other long-term assets	555	3,659	3,173
Increase (decrease) in accounts payable and accrued liabilities	4,809	(2,898)	(14,266)
(Decrease) increase in other long-term liabilities	(1,380)	(3,298)	58
Dividends and distributions from equity investees	3,327	307	654
Payments on program contracts payable	(110,151)	(105,535)	(106,327)
Increase in minority interest	(67)	(180)	(1,662)
Net cash flows from operating activities	120,113	146,455	150,890
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(44,881)	(69,531)	(62,909)
Consolidation of variable interest entity	239	—	—
Payments for acquisition of television station and related assets	—	(18,000)	(21,178)
Contributions in equity investments	(5,549)	(5,699)	(25,820)
Proceeds from sale of property	39	138	694
Proceeds from sale of broadcast assets	28,561	—	124,472
Repayment of note receivable	—	—	30,257
Loans to affiliates	(143)	(1,115)	(104)
Proceeds from loans to affiliates	1,511	903	6,756
Proceeds from insurance settlement	2,521	3,328	—
Net cash flows (used in) from investing activities	(17,702)	(89,976)	52,168
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from commercial bank financing and notes payable	533,000	318,336	1,263,075
Repayments of notes payable, commercial bank financing and capital leases	(620,400)	(129,100)	(1,492,548)
Proceeds from exercise of stock options	1,152	1,431	2,807
Payments for deferred financing costs	(953)	(7,402)	(10,503)
Dividends paid on Series D Convertible Preferred Stock	(10,180)	(10,350)	(10,350)
Dividends paid on common stock	(4,274)	—	—
Repurchase of Series D Preferred Stock	(4,752)	—	—
Repurchase of Class A Common Stock	(9,550)	(1,544)	—
Redemption of High Yield Trust Originated Preferred Securities	—	(200,000)	—
Proceeds from termination of derivative instruments	—	—	21,849
Repayments of notes and capital leases to affiliates	(4,693)	(4,447)	(4,124)
Net cash flows used in financing activities	(120,650)	(33,076)	(229,794)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(18,239)	23,403	(26,736)
CASH AND CASH EQUIVALENTS, beginning of year	28,730	5,327	32,063
CASH AND CASH EQUIVALENTS, end of year	$10,491	$28,730	$5,327

The accompanying notes are an integral part of these consolidated statements.

1.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Operations

Sinclair Broadcast Group, Inc. is a diversified television broadcasting company that owns or provides certain programming, operating or sales services to television stations pursuant to broadcasting licenses that are granted by the Federal Communications Commission.  We currently own, provide programming and operating services pursuant to local marketing agreements (LMAs) or provide (or are provided) sales services pursuant to outsourcing agreements to 62 television stations in 39 markets.  For the purpose of this report, these 62 stations are referred to as “our” stations.  We currently have 11 duopoly markets where we own and operate two stations within the same market.  We have eight LMA markets where, with one exception, we own and operate one station in the market and provide programming and operating services to (by) another station within that market.  In the remaining 16 markets, we own and operate a single television station.  Our television station group is diverse in network affiliation with 20 stations affiliated with FOX, 19 with The WB, nine with ABC, six with UPN, three with NBC and three with CBS. Two stations are not affiliated with any network.

Principles of Consolidation

The consolidated financial statements include our accounts and those of our wholly-owned and majority-owned subsidiaries and variable interest entities.  Minority interest represents a minority owner’s proportionate share of the equity in certain of our consolidated entities.  All significant intercompany transactions and account balances have been eliminated in consolidation. The financial statements of Cunningham Broadcasting Corporation, Acrodyne Communications, Inc. and G1440 Holdings, Inc. are consolidated for the years ended December 31, 2004, 2003 and 2002.  The financial statements for the unrelated third party owner of WNAB-TV in Nashville, Tennessee, a variable interest entity for which we are primary beneficiary, have been consolidated since March 31, 2004. (See Variable Interest Entities below.)

The operating results of WTTV-TV, Bloomington, Indiana, which was sold in 2002, are not included in our consolidated results from continuing operations for the year ended December 31, 2002.  The operating results of KSMO-TV, Kansas City, Missouri and KOVR-TV, Sacramento, California are not included in our consolidated results from continuing operations for the years ended December 31, 2004, 2003 and 2002, since the asset purchase agreements for KSMO-TV, Kansas City, Missouri and KOVR-TV, Sacramento, California, met all of the criteria for a qualifying plan of sale.  The assets and liabilities being disposed of have been classified as “held for sale” on the accompanying balance sheets presented and their operations have been treated and disclosed as income from discontinued operations.  Their financial position and results of operations have been reclassified accordingly for all years presented.  (See Note 12. Discontinued Operations.)

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses in the financial statements and in the disclosures of contingent assets and liabilities.  Actual results could differ from those estimates.

Recent Accounting Pronouncements

In September 2004, the Emerging Issues Task Force (EITF) finalized EITF No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share (EITF 04-8).  Issue 04-8 requires all issued securities that have embedded market price contingent conversion features be included in the diluted earnings per share (diluted EPS) calculation, if dilutive.  We adopted EITF 04-8 for our diluted EPS calculation on December 15, 2004.  Our Convertible Senior Subordinated Notes due 2018 were not included in our diluted EPS calculation for December 31, 2004 and 2003 because the effect was antidilutive.  The Convertible Senior Subordinated Notes due 2018 were issued during May 2003 and were not available to be included in our December 31, 2002 diluted EPS calculation.  (See Note 15.  Earnings Per Share.)

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment (SFAS 123R) as revision to FASB Statement No. 123, Accounting for Stock-Based Compensation (SFAS 123).   SFAS 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (Opinion 25), and amends FASB Statement No. 95, Statement of Cash Flows.  This standard requires that all share-based payments, including grants of employee stock options and our employee stock purchase plan, be recognized in the income statement as compensation expense based on their fair values.  SFAS 123R is effective for interim and annual periods beginning after June 15, 2005. We expect to adopt SFAS 123R on July 1, 2005.

Statement 123R permits public companies to adopt its requirements using one of two methods:

•                              a “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date; and

•                              a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

As permitted by SFAS 123, we currently account for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123R’s fair value method will have an impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of Pro Forma Information Related to Stock-Based Compensation below.  SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (FIN 46R).  FIN 46R introduces the variable interest consolidation model, which determines control and consolidation based on potential variability in gains and losses of the entity being evaluated for consolidation.  We adopted FIN 46R on March 31, 2004.

We have determined that WNAB-TV in Nashville, Tennessee is a variable interest entity (VIE) and that we are the primary beneficiary of the variable interests as a result of the terms of our outsourcing agreement, put options and call options. As a result, we were required to consolidate the assets and liabilities of WNAB-TV at their fair market values as of March 31, 2004.  The consolidated assets of WNAB-TV consist of broadcast licenses of $14.4 million, network affiliation of $3.0 million and property and equipment of $1.9 million.  The consolidation of WNAB-TVdid not have a material impact on our results of operations.  We made payments to the unrelated third-party owner of WNAB-TV of $2.2 million and of $2.3 million related to our outsourcing agreement for the years ended December 31, 2004 and 2003, respectively.  On January 2, 2003, we made an $18.0 million non-refundable deposit against the purchase price of the put or call option on the non-license assets.  We believe that our maximum exposure to loss as a result of our involvement with WNAB-TV consists of the fees that we pay related to the outsourcing agreement as well as any payments that we would be required to make under the put options held by the current owner related to the license and non-license assets.  (See Note 10.  Commitments and Contingencies.)

We have determined that Cunningham Broadcasting Corporation (Cunningham) is a VIE and that we are the primary beneficiary of the variable interests.  We have been consolidating Cunningham’s financial statements since February 1, 2002; therefore, the implementation of FIN 46R did not have an effect on our financial statements with respect to our variable interest in Cunningham.  We made LMA payments to Cunningham of $5.9 million, $4.7 million and $4.0 million for the years ended December 31, 2004, 2003 and 2002, respectively.  We received payments from Cunningham of $2.1 million, $0.8 million and $0.2 million for the years ended December 31, 2004, 2003 and 2002, respectively.  The creditors of Cunningham have no recourse with respect to us.  We believe that our maximum exposure to loss as a result of our involvement with Cunningham consists of the fees that we pay related to the LMA agreements as well as payments that we would make as a result of exercising our option to acquire Cunningham, which provides for an option exercise price based on a formula that provides a 10% annual return to Cunningham.

We have determined that we have a variable interest in WTXL-TV in Tallahassee, Florida as a result of the terms of the outsourcing agreement with the unrelated third-party owner of WTXL-TV. However, we are not the primary beneficiary of the variable interests and, therefore, we are not required to consolidate WTXL-TV under the provisions of FIN 46R. We believe that we do not have a material exposure to loss as a result of our involvement with WTXL-TV.

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

Programming

We have agreements with distributors for the rights to television programming over contract periods, which generally run from one to seven years.  Contract payments are made in installments over terms that are generally equal to or shorter than the contract period.  Each contract is recorded as an asset and a liability at an amount equal to its gross contractual cash commitment when the license period begins and the program is available for its first showing.  The portion of program contracts which become payable within one year is reflected as a current liability in the accompanying consolidated balance sheets.

The rights to this programming are reflected in the accompanying consolidated balance sheets at the lower of unamortized cost or estimated net realizable value.  Estimated net realizable values are based on management’s expectation of future advertising revenues, net of sales commissions, to be generated by the program material.  Amortization of program contract costs is generally computed using either a four year accelerated method or based on usage, whichever method results in the most accelerated amortization for each program.  Program contract costs estimated by management to be amortized in the succeeding year are classified as current assets.  Payments of program contract liabilities are typically made on a scheduled basis and are not affected by adjustments for amortization or estimated net realizable value.

Barter Arrangements

Certain program contracts provide for the exchange of advertising airtime in lieu of cash payments for the rights to such programming.  The revenues realized from station barter arrangements are recorded as the programs are aired at the estimated fair value of the advertising airtime given in exchange for the program rights.  Network programming is excluded from these calculations.  Revenues are recorded as revenues realized from station barter arrangements and the corresponding expenses are recorded to expenses recognized from station barter arrangements.

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

Other Assets

Other assets as of December 31, 2004 and 2003 consisted of the following (in thousands):

	2004	2003
Investments	$44,000	$40,594
Other costs relating to future acquisitions	—	20,486
Unamortized costs relating to securities issuances	17,101	20,397
Fair value of derivative instruments	15,831	18,884
Other	5,496	6,388
	$82,428	$106,749

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

Impairment of Long-lived Assets

Under the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), we periodically evaluate our long-lived assets for impairment and will continue to evaluate them as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable.  We evaluate the recoverability of long-lived assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them.  At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values.  As of December 31, 2004, management believes that the carrying amounts of our tangible and definite-lived intangible assets have not been impaired under SFAS 144.

Accrued Liabilities

Accrued liabilities consisted of the following as of December 31, 2004 and 2003 (in thousands):

	2004	2003
Compensation	$16,661	$16,431
Interest	23,394	23,853
Other accruals relating to operating expenses	37,236	30,302
Total accrued liabilities	$77,291	$70,586

We do not accrue for repair and maintenance activities in advance of planned or unplanned major maintenance activities.  We generally expense these activities when incurred.

Supplemental Information – Statements of Cash Flows

During 2004, 2003 and 2002, we incurred the following transactions (in thousands):

	2004	2003	2002
Capital lease obligations incurred	$4,727	$2,699	$29,526
Income taxes paid related to operations	$1,854	$2,123	$2,822
Income taxes paid related to sale of discontinued operations	$429	$205	$168
Income tax refunds received	$1,462	$40,643	$47,077
Subsidiary trust minority interest payments	$—	$10,979	$23,250
Interest paid	$130,493	$116,884	$119,669
Payments related to extinguishment of debt	$1,168	$11,482	$2,411
Stock issued to acquire broadcast licenses	$—	$—	$7,703

Non-cash barter and trade revenue and expense are presented in the consolidated statements of operations.

Local Marketing Agreements

We generally enter into local marketing agreements (LMAs) and similar arrangements with stations located in markets in which we already own and operate a station.  Under the terms of these agreements, we make specific periodic payments to the owner-operator in exchange for the right to program and sell advertising on a specified portion of the station’s inventory of broadcast time.  Nevertheless, as the holder of the FCC license, the owner-operator retains control and responsibility for the operation of the station, including responsibility over all programming broadcast on the station.

Included in the accompanying consolidated statements of operations for the years ended December 31, 2004, 2003 and 2002 are net revenues of $114.6 million, $101.7 million and $111.6 million, respectively, that relate to LMAs.

Outsourcing Agreements

We have entered into outsourcing agreements in which our stations provide or are provided various non-programming related services such as sales, operational and managerial services to or by other stations.

Revenue Recognition

Advertising revenues, net of agency and national representatives’ commissions, are recognized in the period during which time spots are aired.  Total revenues include (i) cash and barter advertising revenues, net of agency and national representatives’ commissions, (ii) network compensation and (iii) other revenues.

Advertising Expenses

Advertising expenses are recorded in the period when incurred and are included in station production expenses.  Total advertising expenses from continuing operations, net of advertising co-op credits, were $9.7 million, $10.4 million and $7.4 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Financial Instruments

Financial instruments as of December 31, 2004 and 2003 consist of cash and cash equivalents, trade accounts receivable, notes receivable (which are included in other current assets), accounts payable, accrued liabilities and notes payable.  The carrying amounts approximate fair value for each of these financial instruments except for the notes payable.  See Note 5. Notes Payable and Commercial Bank Financing for determination of fair value of notes payable.

Pro Forma Information Related To Stock-Based Compensation

As permitted under SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), we measure compensation expense for our stock-based employee compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and provide pro forma disclosures of net income (loss) and earnings (loss) per share as if the fair value-based method prescribed by SFAS 123 had been applied in measuring compensation expense.

Had compensation cost related to our grants for stock-based compensation plans been determined consistent with SFAS 123, our net income (loss) available to common shareholders for these years would approximate the pro forma amounts below (in thousands, except per share data):

	For the Years Ended December 31,
	2004		2003		2002
	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma
Net income (loss) available to common shareholders	$13,842	$11,719	$14,042	$9,227	$(574,844)	$(579,274)
Basic and diluted earnings (loss) per common share	$0.16	$0.14	$0.16	$0.11	$(6.74)	$(6.79)

We have computed for pro forma disclosure purposes the value of all options granted during 2004, 2003 and 2002, respectively, using the Black-Scholes option pricing model as prescribed by SFAS 123 using the following weighted average assumptions for common stock:

	For the Years Ended December 31,
	2004	2003	2002
Risk-free interest rate	3.10%	3.00%	4.24%
Expected lives	5 years	5 years	5 years
Expected volatility	48%	48%	55%
Dividend yield	2.2%	—	—
Weighted average fair value	$5.48	$4.63	$6.34

Adjustments are made for options forfeited prior to vesting.

Reclassifications

Certain reclassifications have been made to the prior years’ financial statements to conform to the current year’s presentation.

2.              INVESTMENTS:

The following is a summary of our material investments included in our consolidated financial statements:

Acrodyne Communications, Inc.

As of December 31, 2004 and 2003, we had a 82.4% ownership interest in Acrodyne Communications, Inc. (Acrodyne).  Acrodyne designs, manufactures and markets digital and analog television broadcast transmitters for domestic and international television stations, broadcasters, government agencies, not-for-profit organizations and educational institutions.

On January 1, 2003, we forgave indebtedness owed to us by Acrodyne in the aggregate amount of $9.0 million in exchange for $20.3 million additional shares of Acrodyne common stock.  The terms of the agreement also committed us to an additional investment of $1.0 million, which we funded on January 1, 2003.  Beginning January 1, 2003, we consolidated the financial statements of Acrodyne and ceased accounting for the investment under the equity method of accounting.

G1440 Holdings, Inc.

As of December 31, 2004 and 2003, we had a 93.9% and 89.6% equity interest in G1440 Holdings, Inc., (G1440), respectively. G1440 and its subsidiaries provide single-source, end-to-end e-Business solutions and a number of services and products, including a homebuilder application, an immigration tracking tool application, a syndicated television program management and scheduling application and a procurement application.  We consolidate the financial statements of G1440.

Allegiance Capital Limited Partnership

As of December 31, 2004 and 2003, we had an 87.8% and 76.3% limited partnership interest in Allegiance Capital Limited Partnership (Allegiance), respectively.  Allegiance is a private mezzanine venture capital fund, which invests in the subordinated debt and equity of privately held companies.  The partnership is structured as a debenture Small Business Investment Company (SBIC) and is a federally licensed SBIC.  Since we do not have significant control, but only significant influence, we account for our investment in Allegiance under the equity method of accounting.

Summa Holdings, Ltd.

As of December 31, 2004 and 2003, we had a 17.5% equity interest in Summa Holdings, Ltd. (Summa).  Summa is a holding company, which owns automobile dealerships and a leasing company.  David D. Smith, our President and Chief Executive Officer, has a controlling interest in Summa and is on the Board of Directors.  We have significant influence by holding a board seat (in addition to the board seat personally held by David D. Smith); therefore, we account for this investment under the equity method of accounting.

We have other cost and equity investments in internet related activities and venture capital companies.  Management does not believe these investments individually, or in the aggregate, are material to the accompanying consolidated financial statements.

In the event one or more of our investments are significant, we are required to disclose summarized financial information.  The table below presents the unaudited summarized financial information for these investments for the years ended December 31, 2004, 2003 and 2002, respectively (in thousands):

	For the Years Ended December 31,
	2004	2003
Current assets	$225,118	$229,533
Long-term assets	137,933	137,524
Total assets	$363,051	$367,057

Current liabilities	$205,657	$206,786
Long-term liabilities	102,799	113,494
Total liabilities	308,456	320,280

Redeemable preferred stock	20,000	20,000
Minority interests	690	3,000
Equity	33,905	23,777
Total liabilities and equity	$363,051	$367,057

	For the Years Ended December 31,
	2004	2003	2002
Operating revenue	$1,109,217	$902,081	$704,074
Cost of sales	$935,389	$752,212	$578,082
Operating expenses	$153,090	$132,864	$115,256
Income from continuing operations	$16,709	$12,791	$5,814
Net income	$16,234	$9,274	$4,452

Impairment of Investments

Each quarter, we review our investments for impairment.  For any investments that indicate a potential impairment, we estimate the fair values of those investments using discounted cash flow models, unrelated third party valuations or industry comparables, based on the various facts available to us.  As a result of these reviews, we recorded an impairment of equity investees of $4.0 million in the consolidated statement of operations for the year ended December 31, 2004.

3.              PROPERTY AND EQUIPMENT:

Property and equipment are stated at cost less accumulated depreciation.  Depreciation is computed under the straight-line method over the following estimated useful lives:

Buildings and improvements	10 – 35 years
Station equipment	5 – 10 years
Office furniture and equipment	5 – 10 years
Leasehold improvements	10 –31 years
Automotive equipment	3 – 5 years
Property and equipment under capital leases	Lease term

Property and equipment consisted of the following as of December 31, 2004 and 2003 (in thousands):

	2004	2003
Land and improvements	$15,184	$15,133
Buildings and improvements	107,896	100,469
Station equipment	377,858	335,549
Office furniture and equipment	44,497	41,933
Leasehold improvements	12,576	11,912
Automotive equipment	10,368	9,988
Construction in progress	16,955	30,022
	585,334	545,006
Less – accumulated depreciation	(245,555)	(206,928)
	$339,779	$338,078

Depreciation related to capital leases is included in depreciation expense in the consolidated statement of operations.

In the first quarter of 2003, one of our towers in Charleston, West Virginia collapsed during a severe ice storm.  This tower was insured and we used the insurance settlement to rebuild the tower and to replace the other assets that were destroyed by the collapse.  In the fourth quarter of 2004, we completed substantially all of the construction of the new tower and placed it in service, and at that time we recognized a gain of $3.3 million, representing amounts received from insurance above the net book value of the old tower.  Of this amount, $0.1 million was related to business interruption insurance recoveries.

4.              GOODWILL AND OTHER INTANGIBLE ASSETS:

In June 2001, the FASB approved SFAS No. 141, Business Combinations (SFAS 141) and SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142).  SFAS 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001.  SFAS 142 requires companies to cease amortizing goodwill and certain other intangible assets including broadcast licenses.  Effective January 1, 2002, SFAS 142 also established a method of testing goodwill and broadcast licenses for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value.  The adoption of SFAS 142 resulted in discontinuation of amortization of our goodwill and broadcast licenses commencing January 1, 2002 and we are required to test goodwill and broadcast licenses for impairment under this standard annually.

During the three months ended March 31, 2002, we tested our broadcast licenses for impairment in accordance with SFAS 142 based on the estimated fair value of such licenses in their respective markets.  We estimated the fair values of our broadcast licenses using discounted cash flow models.  The estimated fair value was compared to the book value to determine whether any impairment had occurred.  As a result of this analysis, we recorded a pretax impairment charge of $64.0 million.

SFAS 142 requires that goodwill be tested for impairment at the reporting unit level at adoption and at least annually thereafter, utilizing a two-step methodology. The initial step requires us to determine the fair value of each reporting unit and compare it to the carrying value, including goodwill, of such unit. If the fair value exceeds the carrying value, no impairment loss is recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of this unit might be impaired. The amount, if any, of the impairment is then measured in the second step.  The second step requires us to calculate the fair value of goodwill by allocating the fair value of the reporting unit to each of the assets and liabilities of the reporting unit based on their fair values. This calculated goodwill is then compared to the book value of the goodwill and an impairment loss is recognized to the extent that the book value exceeds the fair value.

We determined that our designated marketing areas (DMAs) are reporting units under SFAS 142. In connection with adopting this standard during 2002, we completed step one of the test for impairment by comparing the book value of our reporting units, including goodwill, to the estimated fair value of our reporting units as of January 1, 2002. We estimated the fair value of our reporting units using a combination of quoted market prices, observed earnings multiples paid for comparable television stations and discounted cash flow models.

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

SFAS 142 requires goodwill and definite-lived intangible assets to be tested for impairment on an annual basis; therefore, we tested these assets for impairment as of October 1, 2004, 2003 and 2002 using the methodology discussed above.  There were no impairment charges recorded for 2003 and 2002 based on the results of such testing.  In 2004, based on first step testing, we determined that the carrying value of goodwill of one of our stations exceeded its fair value.  As required, we then conducted second step testing in order to calculate the fair value of goodwill.  As a result of second step testing, we recorded a $44.1 million charge called impairment of goodwill in our consolidated statement of operations.

Definite-lived intangible assets and other assets subject to amortization are being amortized on a straight-line basis over periods of 5 to 25 years.  These amounts result from the acquisition of certain television station non-license assets.  The following table shows the gross carrying amount and accumulated amortization of intangibles and estimated amortization (in thousands):

			For the year ended December 31, 2004		For the year ended December 31, 2003
	Amortization Period		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Network affiliation	15-25	years	$243,865	$(67,209)	$240,842	$(57,440)
Decaying advertiser base	15	years	113,816	(64,713)	113,816	(57,835)
Other	5-25	years	26,932	(14,719)	26,932	(13,649)
Total			$384,613	$(146,641)	$381,590	$(128,924)

The amortization expense of the definite-lived intangible assets and other assets for the years ended December 31, 2004, 2003 and 2002 was $18.5 million, $18.8 million and $19.0 million, respectively.  The following table shows the estimated amortization expense of the definite-lived intangible assets and other assets for the next five years (in thousands):

For the year ended December 31, 2005	$17,845
For the year ended December 31, 2006	$17,595
For the year ended December 31, 2007	$17,594
For the year ended December 31, 2008	$17,594
For the year ended December 31, 2009	$17,268

The change in the carrying amount of network affiliation for the twelve months ended December 31, 2004 was as follows (in thousands):

Balance as of January 1, 2004	$183,402
Consolidation of variable interest entity	3,023
2004 amortization	(9,769)
Balance as of December 31, 2004	$176,656

The change in the carrying amount of broadcast licenses for the twelve months ended December 31, 2004 was as follows (in thousands):

Balance as of January 1, 2004	$392,258
Consolidation of a variable interest entity and other	14,436
Balance as of December 31, 2004	$406,694

The change in the carrying amount of goodwill for the twelve months ended December 31, 2004 was as follows (in thousands):

Balance as of January 1, 2004	$1,085,507
Goodwill impairment charge	(44,055)
Balance as of December 31, 2004	$1,041,452

5.              NOTES PAYABLE AND COMMERCIAL BANK FINANCING:

Bank Credit Agreement

On July 15, 2002, we closed on a new Bank Credit Agreement allowing us more operating capacity and liquidity.  The Bank Credit Agreement originally consisted of a $225.0 million Revolving Credit Facility maturing on June 30, 2008 and a $375.0 million Term Loan B Facility repayable in consecutive quarterly installments, amortizing 0.25% per quarter, commencing June 30, 2004 and continuing through its maturity on December 31, 2009.  Additionally, we are required to pay a 0.5% annual commitment fee on the unused credit facility.

The applicable interest rate on the Revolving Credit Facility is either London Interbank Offered Rate (LIBOR) plus 1.25% to 2.25% or the alternative base rate plus 0.25% to 1.25% adjusted quarterly based on the ratio of total debt, net of cash, to four quarters’ trailing earnings before interest, taxes, depreciation and amortization, as adjusted in accordance with the Bank Credit Agreement.  The applicable interest rate on the Term Loan B Facility is either LIBOR plus 2.25% or the alternative base rate plus 1.25%.

Availability under the Revolving Credit Facility does not reduce incrementally and terminates at maturity.  We are required to prepay the Term Loan Facility and reduce the Revolving Credit Facility with (i) 100% of the net proceeds of any casualty loss or condemnation and; (ii) 100% of the net proceeds of any sale or other disposition of our assets in excess of $100.0 million in the aggregate for any fiscal year, to the extent not used to acquire new assets.  The Bank Credit Agreement contains representations and warranties, and affirmative and negative covenants, including among other restrictions, limitations on additional indebtedness, customary for credit facilities of this type.

As a result of closing on the Bank Credit Agreement, we incurred debt acquisition costs of $3.2 million and recognized a loss of $4.2 million, net of tax benefit of $2.4 million.  The loss represents the write-off of certain debt acquisition costs associated with indebtedness replaced by the new facility.  The loss was computed based on the guidance of EITF No. 96-19,

Debtor’s Accounting for a Modification or Exchange of Debt Instruments (EITF 96-19) and EITF No. 98-14, Debtor’s Accounting for Change in Line-of-Credit or Revolving-Debt Arrangements (EITF 98-14).

On December 31, 2002, we closed on an additional $125.0 million Term Loan Facility repayable in consecutive quarterly installments, amortizing 0.25% per quarter, commencing June 30, 2004 and continuing through its maturity on December 31, 2009.  The proceeds from this additional borrowing, together with $125.0 million of our 8% Senior Subordinated Notes due 2012 and cash on hand was used to redeem our 8.75% Senior Subordinated Notes due 2007.

The weighted average interest rates of the Bank Credit Agreement for the year and the month ended December 31, 2004 were 3.48% and 4.17%, respectively.  The weighted average interest rates of the Bank Credit Agreement for the year and the month ended December 31, 2003 were 3.64% and 3.41%, respectively.  During 2004 and 2003, the interest expense relating to the Bank Credit Agreement was $16.0 million and $18.0 million, respectively.

On June 25, 2004, we amended and restated our Bank Credit Agreement lowering our annual interest rate.  As part of the amendment, we fully redeemed our $460.9 million Term Loan B Facility with borrowings under our revolving credit facility and with new lower priced, $150.0 million Term Loan A and $250.0 million Term Loan C Facilities.

The Term Loan A Facility is repayable in quarterly installments, amortizing as follows:

•                  1.25% per quarter commencing March 31, 2005 to March 31, 2007; and

•                  2.50% per quarter commencing March 31, 2007 and continuing through its maturity on June 30, 2009.

The Term Loan C Facility is repayable in quarterly installments, amortizing 0.25% per quarter, commencing March 31, 2005 through its maturity on December 31, 2009.  We did not make any changes to the terms of our $225.0 million Revolving Credit Facility commitment, none of which was outstanding as of December 31, 2004.

The applicable interest rate on the Term Loan A Facility is LIBOR plus 1.75% with step-downs tied to a leverage grid.  The applicable interest rate on the Term Loan C Facility is LIBOR plus 1.75%.

As a result of amending the Bank Credit Agreement, during 2004, we incurred debt acquisition costs of $1.8 million and recognized a loss of $2.5 million.  This loss represents the write-off of certain debt acquisition costs associated with indebtedness replaced by the new facilities.  The loss was computed in accordance with EITF 96-19.

8.75% Senior Subordinated Notes Due 2007 and 2002 Tender Offer

In December 1997, we completed an issuance of $250.0 million aggregate principal amount of 8.75% Senior Subordinated Notes due 2007 (8.75% Notes) pursuant to a shelf registration statement and we received net proceeds of $242.8 million.  Of the net proceeds from the issuance, $106.2 million was utilized to tender our 1993 Notes with the remainder retained for general corporate purposes.  Interest on the 8.75% Notes was payable semiannually on June 15 and December 15 of each year.  Interest expense was $20.2 million for the year ended December 31, 2002.  The 8.75% Notes were issued under an Indenture among us, our subsidiaries (the guarantors) and the trustee.  Costs associated with the offering totaled $5.8 million, including an underwriting discount of $5.0 million.  These costs were capitalized and were being amortized over the life of the debt.

During December 2002, we completed a tender offer of $213.0 million aggregate principal amount of the 8.75% Notes (2002 Tender Offer).  Total consideration per $1,000 principal amount note tendered was $1,043.74 resulting in total consideration paid to consummate the Tender Offer of $223.2 million.  Also in December 2002, we redeemed the remaining 8.75% Notes for total consideration of $39.0 million.  The Tender Offer and redemption were funded through the issuance of a $125.0 million add-on to our existing 8.0% $300.0 million Senior Subordinated Notes due 2012, a $125.0 million additional funding on our Term Loan B Facility, a draw down on our revolving line of credit of $7.0 million and cash on hand for a total consideration paid of $262.2 million.  We recognized a loss of $2.5 million, net of tax benefit of $1.4 million, representing a write-off of the previous debt acquisition costs of $3.2 million and consideration of $0.7 million.

9% Senior Subordinated Notes Due 2007

In July 1997, we completed an issuance of $200.0 million aggregate principal amount of 9% Senior Subordinated Notes due 2007 (9% Notes).  We utilized $162.5 million of approximately $195.6 million net proceeds of the issuance to repay outstanding revolving credit indebtedness and utilized the remainder to fund acquisitions.  Interest on the 9% Notes was payable semiannually on January 15 and July 15 of each year, commencing January 15, 1998.  Interest expense was $16.2 million for the year ended December 31, 2002.  The 9% Notes were issued under an Indenture among us, our subsidiaries (the guarantors) and the trustee.  Costs associated with the offering totaled $4.8 million, including an underwriting discount of $4.0 million.  These costs were capitalized and were being amortized over the life of the debt.

On November 8, 2002, the 9% Notes were redeemed for an aggregate principal amount of $200.0 million.  The redemption occurred through the issuance of a $125.0 million add-on to our 8% $300.0 million Senior Subordinated Notes due 2012 and available cash on hand for total consideration of $218.5 million including accrued interest of $7.2 million.  We recognized a loss of $2.4 million, net of deferred taxes of $1.3 million, representing a write-off of the previous debt acquisition costs of $2.3 million and consideration of $1.4 million.

8.75% Senior Subordinated Notes Due 2011

In December 2001, we completed an issuance of $310.0 million aggregate principal amount of 8.75% Senior Subordinated Notes (the 2001 Notes), due 2011.  We received net proceeds of $306.2 million.  The net proceeds of this offering were utilized to repay the 1995 10% Notes.  Interest on the 2001 Notes is payable semiannually on June 15 and December 15 of each year.  Interest expense was $27.1 million for each of the years ended December 31, 2004, 2003 and 2002.  The 2001 Notes were issued under an Indenture among us, our subsidiaries (the guarantors) and the trustee.  Costs associated with the offering totaled $4.1 million, including an underwriting discount of $3.8 million.  These costs were capitalized and are being amortized over the life of the debt.  Based on the quoted market price, the fair value of the 2001 Notes as of December 31, 2004 and 2003 was $338.5 million and $331.9 million, respectively.

8% Senior Subordinated Notes Due 2012

In March 2002, we completed an issuance of $300.0 million aggregate principal amount of 8% Senior Subordinated Notes due 2012 (the 2002 Notes), generating gross proceeds to us of $300.0 million.  The gross proceeds of this offering were utilized to repay $300.0 million of the Term Loan Facility.  We recognized a loss of $0.7 million, net of a tax benefit of $0.4 million.  The loss represented the write-off of certain debt acquisition costs associated with indebtedness replaced by the 2002 Notes.  Interest on the 2002 Notes is payable semiannually on March 15 and September 15 of each year, beginning September 15, 2002.  Interest expense was $24.0 million and $23.9 million for the years ended December 31, 2004 and 2003, respectively.  The 2002 Notes were issued under an Indenture among us, certain of our subsidiaries (the guarantors) and the trustee.  Net costs associated with the offering totaled $3.4 million.  These costs were capitalized and are being amortized to interest expense over the term of the 2002 Notes.

On November 8, 2002, we completed an add-on issuance of $125.0 million aggregate principal amount of 8% Senior Subordinated Notes due 2012 at a price of 100.5% of par, plus accrued interest from September 15, 2002 to November 7, 2002.  Interest expense was $10.0 million for the years ended December 31, 2004 and 2003 and $1.4 million for the year ending December 31, 2002.  After deducting discount and commission and estimated expenses of the offering of $1.9 million, we received approximately $125.8 million from the sale of the notes.  We used the net proceeds together with available cash on hand and a draw down of $10.0 million on the revolving line of credit under the Bank Credit Agreement, to redeem our existing 9% Senior Subordinated Notes due 1997 including an early redemption premium of $9.0 million and accrued interest of $7.2 million.  Net costs associated with the offering totaled $1.6 million.  These costs were capitalized and are being amortized to interest expense over the term of the 2002 Notes.

On December 31, 2002, we completed an add-on issuance of $125.0 million aggregate principle amount of 8% Senior Subordinated Notes due 2012 at a premium of $3.8 million.  Interest expense was $10.0 million for the years ended December 31, 2004 and 2003.  We received net proceeds of approximately $130.4 million from the sale of the notes.  We used the net proceeds together with additional funding from our term loan of $125.0 million, a draw down of $7.0 million on the revolving line of credit under the Bank Credit Agreement and available cash on hand of $0.2 million, to redeem our existing 8.75% Senior Subordinated Notes due 2007, including an early redemption premium of $10.9 million.  Net costs associated with the offering totaled $1.7 million.  Of these costs, $1.3 million were capitalized and are being amortized to interest expense over the term of the 2002 Notes.

On May 29, 2003, we completed an add-on issuance of $100.0 million aggregate principal amount of 8% Senior Subordinated Notes, which was an add-on issuance under the Indenture relating to our 8% Senior Subordinated Notes due 2012.  Interest expense was $8.0 million and $4.7 million for the years ended December 31, 2004 and 2003, respectively.  The Notes were issued at a price of $105.3359 plus accrued interest from March 15, 2003 to May 28, 2003, yielding a rate of 7.00%.  We used the net proceeds, along with the net proceeds received in connection with our issuance of $150.0 million of Convertible Senior Subordinated Notes due 2018, to finance the redemption of the 11.625% High Yield Trust Originated

Preferred Securities due 2009 and for general corporate purposes.  Net costs associated with the offering totaled $1.3 million.  These costs were capitalized and are being amortized to interest expense over the term of the 2002 Notes.

Based on the quoted market price, the fair market value of the 8% Senior Subordinated Notes due 2012 was $692.3 million at December 31, 2004 and $671.3 million at December 31, 2003.

4.875% Convertible Senior Subordinated Notes Due 2018

During May 2003, we completed a private placement of $150.0 million aggregate principal amount of 4.875% Convertible Senior Subordinated Notes due 2018 (Convertible Notes).  The Convertible Notes were issued at par, mature on July 15, 2018, and have the following characteristics:

•                  the notes are convertible into shares of our Class A Common Stock at the option of the holder upon certain circumstances.  The conversion price is $22.37 until March 31, 2011 at which time the conversion price increases quarterly until reaching $28.07 on July 15, 2018;

•                  the notes may be put to us at par on January 15, 2011 or called thereafter by us;

•                  the notes bear cash interest at an annual rate of 4.875% until January 15, 2011 and bear cash interest at an annual rate of 2.00% from January 15, 2011 through maturity.  Interest expense was $7.3 million and $4.5 million for the years ended December 31, 2004 and 2003;

•                  the principal amount of the notes will accrete to 125.66% of the original par amount from January 15, 2011 to maturity so that when combined with the cash interest, the yield to maturity of the notes will be 4.875% per year; and

•                  under certain circumstances, we will pay contingent cash interest to the holders of the Convertible Notes during any six month period from January 15 to July 14 and from July 15 to January 14, commencing with the six month period beginning January 15, 2011.  This contingent interest feature is an embedded derivative which had a negligible fair value as of December 31, 2004.

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

Based on the quoted market price, the fair market value of the 4.875% Convertible Senior Subordinated Notes Due 2012 was $143.7 million at December 31, 2004 and $162.2 million at December 31, 2003.

Summary

Notes payable, capital leases and the Bank Credit Agreement consisted of the following as of December 31, 2004 and 2003 (in thousands):

	2004	2003
Bank Credit Agreement, Term Loan	$400,000	$485,900
8.75% Senior Subordinated Notes, due 2011	310,000	310,000
Note payable of consolidated VIE entity (Cunningham)	33,500	35,000
8% Senior Subordinated Notes, due 2012	650,000	650,000
4.875% Convertible Senior Subordinated Notes due 2012	150,000	150,000
Capital leases	49,370	44,263
Installment note for certain real estate interest at 8.0%	39	51
	1,592,909	1,675,214
Plus: Premium on 8% Senior Subordinated Notes, due 2012	7,792	8,873
Plus: SFAS No. 133 derivatives, net	14,382	16,897
Less: Current portion	(43,737)	(38,986)
	$1,571,346	$1,661,998

Depreciation related to capital leases is included in depreciation expense in the consolidated statement of operations.

Indebtedness under the notes payable, capital leases and our Bank Credit Agreement as of December 31, 2004 mature as follows (in thousands):

	Notes and Bank Credit Agreement	Capital Leases	Total
2005	$43,512	$4,767	$48,279
2006	10,013	4,841	14,854
2007	15,639	4,915	20,554
2008	17,500	4,976	22,476
2009	346,875	5,052	351,927
2010 and thereafter	1,110,000	99,780	1,209,780
Total minimum payments	1,543,539	124,331	1,667,870
Plus: Derivatives, net	14,382	—	14,382
Plus: Premium on 8% Senior Subordinated Notes due 2012	7,792	—	7,792
Less: Amount representing interest	—	(74,961)	(74,961)
	$1,565,713	$49,370	$1,615,083

Substantially all of our stock in our wholly-owned subsidiaries has been pledged as security for the Bank Credit Agreement.

As of December 31, 2004, we had 26 capital leases with non-affiliates, including 25 tower leases and one building lease.  All of our tower leases will expire within the next 30 years and the building lease will expire within the next 11 years.  Most of our leases have 5-10 year renewal options and it is expected that these leases will be renewed or replaced within the normal course of business.

6.              PROGRAM CONTRACTS PAYABLE:

Future payments required under program contracts payable as of December 31, 2004 were as follows (in thousands):

	Program Contracts Payable
	Continuing Operations	Liabilities Held for Sale	Total
2005	$113,108	$5,700	$118,808
2006	34,916	2,229	37,145
2007	16,875	726	17,601
2008	8,496	542	9,038
2009	495	—	495
Total	173,890	9,197	183,087
Less: Current portion	(113,108)	(5,700)	(118,808)
Long-term portion of program contracts payable	$60,782	$3,497	$64,279

Included in the current portion amounts are payments due in arrears of $26.9 million, of which $1.5 million relates to KSMO-TV and KOVR-TV and have been recorded in liabilities held for sale on our balance sheet.  In addition, we have entered into non-cancelable commitments for future program rights aggregating $184.9 million, of which $17.9 million relates to KSMO-TV and KOVR-TV.

We perform a net realizable value calculation quarterly for each of our non-cancelable commitments in accordance with SFAS No. 63, Financial Reporting by Broadcasters.  We utilize sales information to estimate the future revenue of each commitment and measure that amount against the commitment.  If the estimated future revenue is less than the amount of the commitment, a loss is recorded.

We have estimated the fair value of our program contract payables and non-cancelable commitments at approximately $176.7 million and $165.1 million, respectively, as of December 31, 2004, and $204.9 million and $108.8 million, respectively, as of December 31, 2003.  These estimates were based on future cash payments discounted at our current borrowing rate and include program contract payables and non-cancelable commitments of our stations KSMO-TV and KOVR-TV that are held for sale.

7.              COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST, COMMON STOCK AND PREFERRED STOCK:

1997 Offering of Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust

In March 1997, we completed a private placement of $200.0 million aggregate liquidation value of 11.625% High Yield Trust Offered Preferred Securities (HYTOPS) of our subsidiary trust, Sinclair Capital.  The HYTOPS were issued March 12, 1997, mature March 15, 2009, and provided for quarterly distributions to be paid in arrears beginning June 15, 1997.  The HYTOPS were sold to “qualified institutional buyers” (as defined in Rule 144A under the Securities Act of 1933, as amended) and a limited number of institutional “accredited investors” and the offering was exempt from registration under the Securities Act of 1933, as amended (the Securities Act), pursuant to Section 4(2) of the Securities Act and Rule 144A thereunder.  We utilized $135.0 million of the approximately $192.8 million net proceeds of the private placement to repay outstanding debt and retained the remainder for general corporate purposes.  Annual preferred dividends, payable to the holders of HYTOPS, are recorded as “Subsidiary trust minority interest expense” in the accompanying financial statements and were $11.0 million and $23.3 million for the three years ended December 31, 2003 and 2002, respectively.

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

Common Stock

Holders of Class A Common Stock are entitled to one vote per share and holders of Class B Common Stock are entitled to ten votes per share except for votes relating to “going private” and certain other transactions. The Class A Common Stock and the Class B Common Stock vote altogether as a single class except as otherwise may be required by Maryland law on all matters presented for a vote. Holders of Class B Common Stock may at any time convert their shares into the same number of shares of Class A Common Stock.  During 2004 and 2003, 2,062,825 and 492,025 Class B Common Stock shares were converted into Class A Common Stock shares, respectively.  For the quarters ended June 30, 2004, September 30, 2004 and December 31, 2004, we declared dividends of $0.025 per share on our common stock.  Total dividends declared in 2004 were $0.075 per share or $6.4 million in the aggregate.

Preferred Stock

During 1997, we completed a public offering of 3,450,000 shares of Series D Convertible Exchangeable Preferred Stock (1997 Preferred Stock Offering). During the year, we repurchased 112,967 shares of Series D Preferred Stock so that on  December 31, 2004, 3,337,033 were outstanding.  The Convertible Exchangeable Preferred Stock has a liquidation preference of $50 per share and a stated annual cumulative dividend of $3.00 per share payable quarterly out of legally available funds and are convertible into shares of Class A Common Stock at the option of the holders thereof at a conversion price of $22.813 per share, subject to adjustment.  The Convertible Exchangeable Preferred Stock is convertible into 7,308,102 shares of Class A Common Stock, all of which we have reserved for future issuance.  The shares of Convertible Exchangeable Preferred Stock are exchangeable at our option, for 6% Convertible Subordinated Debentures, due 2012 and are redeemable at our option on or after September 20, 2000 at specified prices plus accrued dividends.  Holders of Convertible Exchangeable Preferred Stock do not have any voting rights in ordinary circumstances.  In circumstances where holders have voting rights, each outstanding share of Series D Convertible Exchangeable Preferred Stock will be entitled to one vote.

8.              DERIVATIVE INSTRUMENTS:

We enter into derivative instruments primarily to reduce the impact of changing interest rates on our floating rate debt and to reduce the impact of changing fair market values of our fixed rate debt.

Statement of Financial Accounting Standard No. 133

On January 1, 2001, we adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities –Deferral of the Effective Date of FASB Statement No. 133 and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133 (collectively, SFAS 133).  SFAS 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative instrument’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative instrument’s gains and losses to offset related results on the hedged item in the income statement, to the extent effective, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS 133 had the following impact on our financial statements.

Our losses resulting from prior year terminations of fixed to floating interest rate agreements are reflected as a discount on our fixed rate debt and are being amortized to interest expense through December 15, 2007, the expiration date of the terminated swap agreements.  For each of the years ended December 31, 2004, 2003 and 2002, amortization of $0.5 million of the discount was recorded as interest expense for each respective period.

We experienced deferred net losses in prior years related to terminations of floating to fixed interest rate swap agreements.  These deferred net losses are reflected as other comprehensive loss, net of tax effect, and are being amortized to interest expense through June 3, 2004, the expiration dates of the terminated swap agreements.  For the years ended December 31, 2004, 2003 and 2002, we amortized $0.9 million, $1.7 million and $1.3 million, respectively, from accumulated other comprehensive loss and deferred tax asset to interest expense.

Interest Rate Derivative Instruments

During the years ended December 31, 2004 and 2003, we held the following derivative instruments:

•                  we hold two interest rate swap agreements with financial institutions that have notional amounts totaling $575.0 million that expire on June 5, 2006.  In June 2003, we assigned $200.0 million of the notional amount to a second financial institution.  These swap agreements require us to pay a fixed rate, which is set in the range of 6.25% to 7.00% and receive a floating rate based on the three month London Interbank Offered Rate (LIBOR). LIBOR is a measurement and settlement is performed quarterly.  These swap agreements are reflected as a derivative obligation based on their fair value of $24.7 million and $54.1 million as a component of other long-term liabilities in the accompanying consolidated balance sheets as of December 31, 2004 and December 31, 2003, respectively.  These swap agreements do not qualify for hedge accounting treatment under SFAS 133; therefore, changes in their fair market values are reflected currently in earnings as unrealized gain (loss) from derivative instruments.  We incurred an unrealized gain related to these instruments of $29.4 million and $17.4 million for the years ended December 31, 2004 and, 2003, respectively.  On December 31, 2004, the instrument with a notional amount of $375.0 million contained a European Style termination option (that is, exercisable only on the expiration date) and could be terminated partially or in full by the counterparty on June 3, 2005 at its fair market value.   The instrument was amended March 2, 2005, resulting in removal of the termination option by the counterparty.  The interest rate swap agreement with a notional amount of $200.0 million does not have an option to terminate before it expires.  We estimate the fair market value of the $375.0 million and $200.0 million agreements at December 31, 2004 to be a liability of $16.0 million and $8.7 million, respectively, based on quotations from the counterparty. These amounts are reflected as a component of other long-term liabilities on our consolidated balance sheet as of December 31, 2004;

•                  in March 2002, we entered into two interest rate swap agreements with notional amounts totaling $300.0 million which expire on March 15, 2012, for which we receive a fixed rate of 8% and pay a floating rate based on LIBOR (measurement and settlement is performed quarterly).  These swaps are accounted for as a hedge of our 8% Senior Subordinated Notes in accordance with SFAS 133, whereby changes in the fair market value of the swaps are reflected as adjustments to the carrying amount of the 8% Senior Subordinated Notes.  These swaps are reflected in the accompanying balance sheet as a derivative asset and as a premium on the 8% Senior Subordinated Notes based on their fair value of $15.2 million; and

•                  In November 2003, we entered into two interest rate swap agreements with notional amounts totaling $100.0 million, which expire March 15, 2012, for which we receive a fixed rate of 8% and pay a floating rate based on LIBOR (measurement and settlement is performed quarterly).  These swaps are accounted for as a hedge of our 8% Senior Subordinated Notes in accordance with SFAS 133, whereby changes in the fair market value of the swaps are reflected as adjustments to the carrying amount of the 8% Senior Subordinated Notes.  These swaps are reflected on the accompanying balance sheet as a derivative asset and as a premium on the 8% Senior Subordinated Notes based on their fair value of $0.7 million.

The counterparties to these agreements are international financial institutions. We estimate the net fair value of these instruments at December 31, 2004 to be a liability of $8.8 million.  The fair value of the interest rate swap agreements is estimated by obtaining quotations from the financial institutions party to each derivative contract. The fair value is an estimate of the net amount that we would pay on December 31, 2004 if we cancelled the contracts or transferred them to other parties.

In June 2001, we entered into an interest rate swap agreement with a notional amount of $250.0 million which expires on December 15, 2007 in which we received a fixed rate of 8.75% and paid a floating rate based on LIBOR (measurement and settlement is performed quarterly).  This swap was accounted for as a hedge of our 8.75% debenture in accordance with SFAS 133, whereby changes in the fair market value of the swap were reflected as adjustments to the carrying amount of the debenture.  During December 2002, we terminated this interest rate swap agreement.  We received $10.9 million upon termination, which offset the premium that we paid on the 8.75% notes redemption.

In June 2001, we entered into an interest rate swap agreement with a notional amount of $200.0 million which expires on July 15, 2007 in which we received a fixed rate of 9% and paid a floating rate based on LIBOR (measurement and settlement is performed quarterly).  This swap was accounted for as a hedge of our 9% Notes in accordance with SFAS 133, whereby changes in the fair market value of the swap were reflected as adjustments to the carrying amount of the debenture.  During November 2002, we terminated this interest rate swap agreement and received $9.0 million, which offset the premium that we paid on the 9% notes redemption.

During May 2003, we completed an issuance of $150.0 million aggregate principal amount of 4.875% Convertible Senior Subordinated Bonds.  (See Note 5. Notes Payable and Commercial Bank Financing.)  Under certain circumstances, we will pay contingent cash interest to the holder of the convertible notes during any six month period from January 15 to July 14 and from July 15 to January 14, commencing with the six month period beginning January 15, 2011.  The contingent interest feature is an embedded derivative which had a negligible fair value as of December 31, 2004.

9.              INCOME TAXES:

We file a consolidated federal income tax return and separate company state tax returns.  The provision (benefit) for the income taxes consisted of the following for the years ended December 31, 2004, 2003 and 2002 (in thousands):

	2004	2003	2002
Provision for (benefit from) income taxes – continuing operations	$11,182	$10,676	$(7,591)
Provision for income taxes – discontinued operations	6,255	3,352	3,776
Provision for income taxes – sale of discontinued operations	—	—	8,175
Benefit from income taxes – cumulative adjustment for change in accounting principle	—	—	(30,383)
	$17,437	$14,028	$(26,023)

Current:
Federal	$173	$(1,176)	$(37,357)
State	310	(2,046)	3,160
	483	(3,222)	(34,197)
Deferred:
Federal	15,908	16,424	7,894
State	1,046	826	280
	16,954	17,250	8,174
	$17,437	$14,028	$(26,023)

The following is a reconciliation of federal income taxes at the applicable statutory rate to the recorded provision (benefit) from continuing operations:

	2004	2003	2002
Statutory federal income taxes	35.0%	35.0%	(35.0)%
Adjustments-
State income and franchise taxes, net of federal effect	2.0%	1.4%	4.1%
Non-deductible expense items	6.7%	5.3%	4.7%
Adjustment to valuation allowance	—	—	(11.8)%
Tax return true-up items	1.0%	(0.1)%	(5.6)%
Other	(0.3)%	(1.3)%	1.2%
Provision (benefit) for income taxes	44.4%	40.3%	(42.4)%

Temporary differences between the financial reporting carrying amounts and the tax basis of assets and liabilities give rise to deferred taxes.

Our remaining federal and state net operating losses will expire during various years from 2005 to 2024 and, in certain cases, are subject to annual limitations under Internal Revenue Code Section 382 or under Treasury Regulation 1.1502-21 and similar state provisions.  The tax effects of these net operating losses are recorded in the deferred tax accounts in the accompanying consolidated balance sheets.

Total deferred tax assets and deferred tax liabilities as of December 31, 2004 and 2003 were as follows (in thousands):

	2004	2003
Current and Long-Term Deferred Tax Assets:
Net operating losses	$143,545	$114,837
Program contracts	10,020	13,838
Other comprehensive income net deferred tax assets	—	305
Other	23,736	20,086
	177,301	149,066
Valuation allowance for deferred tax assets	(89,131)	(71,481)
Total deferred tax assets	$88,170	$77,585

Current and Long-Term Deferred Tax Liabilities:
FCC license	$(52,139)	$(48,334)
Parent Preferred Stock	(25,833)	(25,833)
Fixed assets and intangibles	(199,948)	(177,850)
Variable interest entities’ net deferred tax liabilities	(305)	(1,069)
Other	(6,528)	(5,194)
Total deferred tax liabilities	(284,753)	(258,280)

Net tax liabilities	$(196,583)	$(180,695)

We establish valuation allowances in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes.  A valuation allowance has been provided for deferred tax assets relating to various federal and state net operating losses (NOL) being carried forward based on expected timing of the reversals of existing temporary book/tax basis differences, alternative tax strategies and projected future taxable income.  Although realization is not assured for the remaining deferred tax assets, we believe it is more likely than not that they will be realized in the future.

We adjusted the net deferred tax liabilities for changes in enacted state tax rates, where applicable.  The total amount of adjustments did not have a significant impact on the statement of financial position, results of operations, or cash flows.

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

During the year ended December 31, 2004, the statute of limitations expired for certain tax returns related to continuing operations.  As a result, our 2004 provision for income taxes reflects a $0.5 million benefit because these accruals were no longer needed.

10.       COMMITMENTS AND CONTINGENCIES:

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

There has been some controversy surrounding the airing in 2004 of a news program, POW Story: Politics, Pressure, and the Media.  On October 19, 2004, a nominal shareholder filed a derivative suit in the Baltimore City Circuit Court against our directors and us.  The suit alleged mismanagement of our company by the directors in allowing the controlling shareholders to impose their own political and personal agendas on our news programming.  After our outside counsel filed a motion which noted that none of the claims of financial losses were realized and the speculation of significant loss of advertising revenue and eroded ratings were incorrect, this shareholder derivative suit was voluntarily dismissed on February 23, 2005.  Additionally, just before the presidential election, we received a formal letter demanding that we sue three of our directors for insider trading.  Our outside counsel responded to the letter by noting to its writer that the allegations supporting the claims of insider trading were objectively incorrect.  Outside counsel also advised the writer that the action demanded by the letter, even if based upon accurate facts, failed to support a shareholder derivative suit or any action by us on the demand.  We have received no further communication from this writer.  Lastly, certain parties filed formal complaints against us with the Federal Communications Commission (FCC) and the Federal Election Commission (FEC).  The complaint filed with the FCC was withdrawn, and we have filed a response to the complaints with the FEC.  Based on the information currently available, we have no reason to believe that the FEC complaint has merit.  We believe that we have appropriately responded to this controversy and that there will be no material adverse effect on our consolidated financial position, consolidated results of operations or consolidated cash flows.

On November 1, 2004, an organization calling itself “Free Press” filed a petition with the FCC to deny the license renewal applications of six of our stations (WXLV-TV, Winston-Salem, North Carolina; WUPN-TV, Greensboro, North Carolina; WLFL-TV, Raleigh-Durham, North Carolina; WRDC-TV, Raleigh-Durham, North Carolina; WLOS-TV, Asheville, North Carolina; and WMMP-TV, Charleston, South Carolina) and two Cunningham Broadcasting Corporation stations (WBSC-TV, Anderson, South Carolina and WTAT-TV, Charleston, South Carolina), which are programmed by us pursuant to LMAs.  The petition contains essentially the same allegations that have been brought in the past by the Rainbow/PUSH Coalition, which were dismissed or denied by the FCC, and several other allegations which we believe have no merit nor will they have a material adverse effect on our consolidated financial position, consolidated results of operations or consolidated cash flows.

Operating Leases

We have entered into operating leases for certain property and equipment under terms ranging from three to ten years.  The rent expense from continuing operations under these leases, as well as certain leases under month-to-month arrangements, for the years ended December 31, 2004, 2003 and 2002 was approximately $3.3 million, $4.2 million and $4.8 million, respectively.

Future minimum payments under the leases are as follows (in thousands):

	FUTURE MINUMUM PAYMENTS
	Continuing Operations	Discontinued Operations	Total

2005	$4,529	$17	$4,546
2006	3,655	3	3,658
2007	3,270	3	3,273
2008	2,179	1	2,180
2009	1,947	—	1,947
2010 and thereafter	10,778	—	10,778
	$26,358	$24	$26,382

At December 31, 2004 and 2003, we had an outstanding letter of credit of $0.9 million and $1.0 million, respectively, under our revolving credit facility.  The letter of credit acts as a guarantee of lease payments for the property occupied by WTTA-TV in Tampa, Florida, pursuant to the terms and conditions of the lease agreement.

Network Affiliation Agreements

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

During July 2004, we entered into an affiliation agreement with ABC for WKEF-TV in Dayton, Ohio.  WKEF-TV (channel 22) switched from its NBC network affiliation to the ABC Television Network beginning August 30, 2004.  WKEF-TV’s current syndicated and local news programming continues to be aired on channel 22.  As of December 31, 2004, the corresponding net book value of the affiliation agreement was $13.8 million.  We tested the affiliation agreement of WKEF-TV for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and determined that this asset was not impaired.

The NBC affiliation agreement with WICS/WICD-TV in Champaign/Springfield, Illinois expired on April 1, 2004.  We continue to program this station as an NBC affiliate without a formal agreement.  On February 25, 2004, NBC informed us that they intend to terminate our affiliation with WICS/WICD effective September 2005 in order to affiliate with another station in that market.  We have engaged in discussions with ABC Television Network regarding affiliating with ABC in that market because the station which is scheduled to acquire our NBC affiliation is currently the ABC affiliate in Champaign/Springfield.  As of December 31, 2004, the corresponding net book value of the affiliation agreement was $9.8 million.

During December 2004, we entered into renewals with CBS Broadcasting, Inc. of all of our affiliation agreements for UPN and CBS.  The UPN agreements expire in July of 2007 and two of the CBS agreements expire in December of 2007 and one expires in March of 2008.

The affiliation agreements of five ABC stations (WSYX-TV in Columbus, Ohio; WLOS-TV in Asheville, North Carolina; WCHS-TV in Charleston, West Virginia; WEAR-TV in Pensacola, Florida and WGGB in Springfield, Massachusetts) have expired; in the case of WLOS and WSYX, these agreements (including extensions thereto) expired on January 31, 2005; the other agreements expired prior to 2004.  We continue to operate these stations as ABC affiliates and we do not believe ABC has any current plans to terminate the affiliation with any of these stations, although we can make no assurance that ABC will not do so.  We are currently engaged in negotiations with ABC regarding continuing our network affiliation agreements.  The net aggregate book value of these ABC affiliate agreements was $68.6 million as of December 31, 2004.

The affiliation agreements of our twenty FOX stations will expire on June 30, 2005.  We have begun preliminary negotiations to renew our affiliation agreements.  The aggregate net book value of our FOX affiliate agreements was $39.6 million as of December 31, 2004.

The non-renewal or termination of one or more of these or any of our other network affiliation agreements would prevent us from being able to carry programming of the relevant network. This loss of programming would require us to obtain replacement programming, which may involve higher costs and which may not be as attractive to our target audiences, resulting in reduced revenues.  Upon the termination of any of the above affiliation agreements, we would be required to establish new affiliation agreements with other networks or operate as an independent station.  At such time, the remaining value of the network affiliation asset could become impaired and we would be required to write down the value of the asset.  At this time we cannot predict the final outcome of these negotiations and any impact they may have on our financial position, consolidated results of operations or consolidated cash flows.

Changes in the Rules on Television Ownership and Local Marketing Agreements

Certain of our stations have entered into what have commonly been referred to as local marketing agreements or LMAs.  One typical type of LMA is a programming agreement between two separately owned television stations serving the same market, whereby the licensee of one station programs substantial portions of the broadcast day and sells advertising time during such program segments on the other licensee’s station subject to the ultimate editorial and other controls being exercised by the latter licensee.  We believe these arrangements allow us to reduce our operating expenses and enhance profitability.  Under the new FCC ownership rules adopted in 2003, we would be allowed to continue to program most of the stations with which we have an LMA.  In the absence of a waiver, the new rules would require us to terminate or modify three of our LMAs in markets where both the station we own and the station with which we have an LMA are ranked among the top four stations in their particular designated market area.  The FCC’s new ownership rules include specific provisions permitting waivers of this “top four restriction.”  Although there can be no assurances, we have studied the application of the new rules to our markets and believe we are qualified for waivers.  The new rules have been stayed by the U.S. Court of Appeals for the Third Circuit and are on remand to the FCC.  Several parties have filed with the Supreme Court of the United States petitions for writ of certiorari (defined below) seeking review of the Third Circuit decision.  Because the new ownership rules have been remanded, it is not clear if we will be required to terminate or modify our LMAs in markets where we have such arrangements.  A petition for a writ of certiorari is a legal term that means a document filed with the U. S. Supreme Court asking the Court to review the decision of a lower court.  It includes, among other things, an argument as to why the Supreme Court should hear the appeal.  On March 3, 2005, we filed a conditional cross-petition with the Supreme Court asking the Court to consider our arguments together with the arguments contained in the petitions filed by the other parties.

When the FCC decided to attribute LMAs for ownership purposes in 1999, it grandfathered our LMAs that were entered into prior to November 5, 1996, permitting the applicable stations to continue operations pursuant to the LMAs until the conclusion of the FCC’s 2004 biennial review.  The FCC stated it would conduct a case-by case review of grandfathered LMAs and assess the appropriateness of extending the grandfathering period.  Recently, the FCC invited comments as to whether, instead of beginning the review of the grandfathered LMAs in 2004, it should do so in 2006.  We cannot predict when the FCC will begin its review of those LMAs.

Because the effectiveness of the new rules has been stayed and, in connection with the adoption of the new rules, the FCC concluded the old rules could not be justified as necessary to the public interest, we have taken the position that an issue exists regarding whether the FCC has any current legal right to enforce any rules prohibiting the acquisition of television stations.  The FCC, however, dismissed our applications to acquire certain LMA stations.  We filed an application for review of that decision, which is still pending.  We also filed a petition with the U.S. Court of Appeals for the D.C. Circuit requesting that the Court direct the FCC to take final action on our applications.

On November 15, 1999, we entered into five separate plans and agreements of merger, pursuant to which we would acquire through merger with subsidiaries of Cunningham, television broadcast stations WABM-TV, Birmingham, Alabama; KRRT-TV, San Antonio, Texas; WVTV-TV, Milwaukee, Wisconsin; WRDC-TV, Raleigh-Durham, North Carolina; and WBSC-TV (formerly WFBC-TV), Anderson, South Carolina.  The consideration for these mergers was the issuance to Cunningham, of shares of our Class A Common voting stock.  In December 2001, we received FCC approval on all the transactions except WBSC-TV.  Accordingly, on February 1, 2002, we closed on the purchase of the FCC license and related assets of WABM-TV, Birmingham, Alabama; KRRT-TV, San Antonio, Texas; WVTV-TV, Milwaukee, Wisconsin and WRDC-TV, Raleigh-Durham, North Carolina.  The total value of the shares issued in consideration for the approved mergers was $7.7 million.  We have filed a petition for reconsideration with the FCC to reconsider its denial of the acquisition of WBSC-TV and amended our application to acquire the license in light of the FCC’s new 2003 multiple ownership rules.  However, the new rules have been stayed.  We also filed applications in November 2003 to acquire the license assets of the remaining five Cunningham stations, WRGT-TV, Dayton, Ohio; WTAT-TV, Charleston, South Carolina; WVAH-TV, Charleston, West Virginia; WNUV-TV, Baltimore, Maryland; and WTTE-TV, Columbus, Ohio.  The Rainbow/PUSH Coalition filed a petition to deny these five applications and to revoke all of our licenses.  The FCC dismissed our applications in light of the stay of the new ownership rules, and we filed an application for review of the dismissal, which may be impacted by the remand of the FCC’s new multiple ownership rules.  We also filed a petition with the U.S. Court of Appeals for the D.C. Circuit requesting that the Court direct the FCC to take final action on our applications.  The FCC denied the Rainbow/PUSH petition and Rainbow filed a petition for reconsideration of that denial.  Both the applications and the associated petition to deny are still pending.  We believe the Rainbow/PUSH petition is without merit.

If we are required to terminate or modify our LMAs, our business could be affected in the following ways:

Losses on investments.  As part of our LMA arrangements, we own the non-license assets used by the stations with which we have LMAs.  If certain of these LMA arrangements are no longer permitted, we would be forced to sell these assets, restructure our agreements or find another use for them.  If this happens, the market for such assets may not be as strong as when we purchased them and, therefore, we cannot be certain that we will recoup our original investments.

Termination penalties.  If the FCC requires us to modify or terminate existing LMAs before the terms of the LMAs expire, or under certain circumstances, we elect not to extend the term of the LMAs, we may be forced to pay termination penalties under the terms of some of our LMAs.  Any such termination penalty could be material.

WNAB Options

We have entered into an agreement with an unrelated third party to purchase certain license and non-license television broadcast assets of WNAB-TV, Nashville, Tennessee at our option (the call option) and additionally, the unrelated third party may require us to purchase these license and non-license broadcast assets at the option of the unrelated third party (the put option).  On January 2, 2003, we made an $18.0 million non-refundable deposit against the purchase price of the put or call option on the non-license assets in return for a reduction of $0.1 million in our profit sharing arrangements.  Upon exercise, we may settle the call or put options entirely in cash or, at our option, we may pay up to one-half of the purchase price by issuing additional shares of our Class A Common Stock.  The call and put option exercise prices vary depending on the exercise dates and have been adjusted for the deposit.  The license asset call option exercise price is $5.0 million prior to March 31, 2005, $5.6 million from March 31, 2005 until March 31, 2006 and $6.2 million after March 31, 2006.  The non-license asset call option exercise price is $8.3 million prior to March 31, 2005, $12.6 million from March 31, 2005 to March 31, 2006 and $16.0 million after March 31, 2006.  The license asset put option price is $5.4 million from July 1, 2005 to July 31, 2005, $5.9 million from July 1, 2006 to July 31, 2006 and $6.3 million from July 1, 2007 to July 31, 2007.  The non-license asset put option price is $7.9 million from July 1, 2005 to July 31, 2005, $12.4 million from July 1, 2006 to July 31, 2006 and $16.0 million from July 1, 2007 through its expiration on July 31, 2007.

11.       RELATED PARTY TRANSACTIONS:

David, Frederick, Duncan and Robert Smith (collectively, the controlling shareholders) are brothers and hold substantially all of the Class B Common Stock.

Notes and capital leases payable to affiliates consisted of the following as of December 31, 2004 and 2003 (in thousands):

	2004	2003
Subordinated installment notes payable to former majority owners, interest at 8.75%, principal payments in varying amounts due annually beginning October 1991, with a balloon payment due at maturity in May 2005	$2,015	$3,133
Capital lease for building, interest at 7.93%	1,028	1,569
Capital lease for building, interest at 6.62%	5,060	5,900
Capital leases for broadcasting tower facilities, interest at 9.0%	1,552	2,030
Capital leases for broadcasting tower facilities, interest at 10.5%	3,049	3,011
Capitalization of time brokerage agreements, interest at 6.20% to 8.25%	6,087	7,387
Capital leases for building and tower, interest at 8.25%	5,741	5,907
	24,532	28,937
Less: Current portion	(5,209)	(3,296)
	$19,323	$25,641

Notes and capital leases payable to affiliates as of December 31, 2004 mature as follows (in thousands):

2005	$8,453
2006	6,155
2007	5,422
2008	4,858
2009	2,464
2010 and thereafter	26,156
Total minimum payments due	53,508
Less: Amount representing interest	(28,976)
$24,532

During the year ended December 31, 1993, we loaned Gerstell Development Limited Partnership (a partnership owned by certain controlling shareholders) $2.1 million.  The note bears interest at 6.18%, with principal payments beginning on November 1, 1994 and had a final maturity date of October 1, 2013. As of December 31, 2003, the balance outstanding was approximately $1.4 million and the note was paid in full in February 2004.

On September 30, 1990, we issued certain notes (the founders’ notes) maturing on May 31, 2005, payable to the late Julian S. Smith and Carolyn C. Smith, our former majority owners and the parents of our controlling shareholders.  The founders’ notes, which were issued in consideration for stock redemptions equal to 72.65% of our then outstanding stock, have principal amounts of $7.5 million and $6.7 million, respectively.  The founders’ notes include stated interest rates of 8.75%, which were payable annually from October 1990 until October 1992, then payable monthly commencing April 1993 to December 1996 and then semi-annually thereafter until maturity. The effective interest rate approximates 9.4%. The founders’ notes are secured by security interests in substantially all of our assets and subsidiaries and are personally guaranteed by our controlling shareholders.

Principal and interest payment on the founders’ notes are payable, in various amounts, each April and October, beginning October 1991 until October 2005, with a balloon payment due at maturity in the amount of $1.5 million.  Additionally, monthly interest payments commenced April 1993 and continued until December 1996.  The Carolyn C. Smith note was fully paid as of December 31, 2002.  Principal and interest paid on the Julian S. Smith note was $1.4 million, $1.5 million and $1.6 million for the years ended December 31, 2004, 2003 and 2002, respectively.  At December 31, 2004 and 2003, $2.0 million and $3.1 million of the Julian S. Smith note remained outstanding, respectively.

Concurrently with our initial public offering, we acquired options from trusts established by Carolyn C. Smith for the benefit of her grandchildren that will grant us the right to acquire, subject to applicable FCC rules and regulations, 100% of the capital stock of Cunningham Broadcasting Corporation (Cunningham).  The Cunningham option exercise price is based on a formula that provides a 10% annual return to Cunningham. Cunningham is the owner-operator and FCC licensee of WNUV-TV, Baltimore, Maryland; WRGT-TV, Dayton, Ohio; WVAH-TV, Charleston, West Virginia; WTAT-TV, Charleston, South Carolina; WBSC-TV, Anderson, South Carolina; and WTTE-TV, Columbus, Ohio.  We have entered into five-year LMA agreements (with five-year renewal terms at our option) with Cunningham pursuant to which we provide programming to Cunningham for airing on WNUV-TV, WRGT-TV, WVAH-TV, WTAT-TV, WBSC-TV and WTTE-TV.  During the years ended December 31, 2004, 2003 and 2002, we made payments of $5.9 million, $4.7 million and $4.0 million, respectively, to Cunningham under these LMA agreements.

From time to time, we have entered into charter arrangements to lease aircraft owned by certain controlling shareholders.  During the years ended December 31, 2004, 2003 and 2002, we incurred expenses of approximately $0.1 million, $0.2 million and $0.2 million related to these arrangements, respectively.

Certain assets used by us and our operating subsidiaries are leased from Cunningham Communications Inc., Keyser Investment Group, Gerstell Development Limited Partnership and Beaver Dam, LLC (entities owned by the controlling shareholders).  Lease payments made to these entities were $4.3 million, $4.1 million and $3.6 million for the years ended December 31, 2004, 2003 and 2002, respectively.

In January 1999, we entered into a LMA with Bay Television, Inc. (Bay TV), which owns the television station WTTA-TV in Tampa, Florida.  Our controlling shareholders own a substantial portion of the equity of Bay TV.  The LMA provides that we deliver television programming to Bay TV, which broadcasts the programming in return for a monthly fee to Bay TV of $143,500.  We must also make an annual payment equal to 50% of the annual broadcast cash flow of the station, as defined in the LMA, which is in excess of $1.7 million.  The additional payment is reduced by 50% of the broadcast cash flow, (as defined in the LMA) that was below zero in prior calendar years.  During 2004 and 2003, we made payments of approximately $1.7 million related to the LMA.  An additional payment of $32,000 was made in 2004 related to the broadcast cash flow that exceeded $1.7 million for the year ended December 31, 2003.

On December 30, 2002, we invested $20.0 million in Summa Holdings, Ltd. (Summa), resulting in a 17.5% equity interest.  Summa is a holding company which owns automobile dealerships and a leasing company.  David D. Smith, our President and Chief Executive Officer, has a controlling interest in Summa and is a member of the Board of Directors.  We have significant influence by holding a board seat (in addition to the board seat held personally by David D. Smith); therefore, we account for this investment under the equity method of accounting.

We sold advertising time to Summa on WBFF-TV and WNUV-TV, both in Baltimore, Maryland, for which we received payments totaling $0.5 million, $0.4 million and $0.3 million during the years ended December 31, 2004, 2003 and 2002, respectively.  We purchased a total of $1.1 million and $0.2 million in vehicles and related vehicle services from Summa during the year ended December 31, 2004 and 2003, respectively.  Summa leases certain dealership properties from a partnership in which David D. Smith has a 50% ownership interest.  Summa made lease payments to this partnership of $4.5 million, $6.3 million, and $4.9 million for the years ended December 31, 2004, 2003 and 2002, respectively.   Aggregate future minimum lease payments due to the partnership are $24.9 million through 2013.

In August 1999, we established a small business investment company called Allegiance Capital Limited Partnership (Allegiance) with an investment of $2.4 million.  Our controlling shareholders and our Chief Financial Officer and Executive Vice President are also limited partners in Allegiance, along with Allegiance Capital Management Corporation (ACMC), the general partner.  ACMC controls all decision making, investing and management of operations of Allegiance in exchange for a monthly management fee based on actual expenses incurred which currently averages approximately $40,800 and which is paid by the limited partners.  We have invested $9.2 million and $7.5 million as of December 31, 2004 and 2003, respectively, and we are, together with the other limited partners, committed to investing up to a combined total of $15.0 million.

12.       DISCONTINUED OPERATIONS:

In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Asset, we reported the results of operations of KOVR-TV, KSMO-TV and WTTV-TV as discontinued operations in the accompanying consolidated balance sheets and statements of operations.  Discontinued operations have not been segregated in the statements of consolidated cash flows and, therefore, amounts for certain captions will not agree with the accompanying consolidated balance sheets and statements of operations.  The operating results of KOVR-TV, KSMO-TV and WTTV-TV are not included in our consolidated results from continuing operations for the years ended December 31, 2004, 2003 and 2002.  In accordance with EITF No. 87-24, Allocation of Interest to Discontinued Operations, we have allocated interest expense for the Bank Credit Agreement associated with the amount of debt to be paid down with proceeds from the sale of KOVR-TV and KSMO-TV.  Interest expense related to the allocation of $7.7 million, $6.8 million and $8.1 million for the years ended December 31, 2004, 2003 and 2002, respectively, have been included in discontinued operations.

KOVR Disposition

On December 2, 2004, we entered into an agreement to sell KOVR-TV in Sacramento, California, including the FCC license, and our investment in KOVR Joint Venture (collectively KOVR) to an unrelated third party.  The sale will be completed upon approval from the FCC for transfer of the license to the unrelated third party.  We expect closing to occur in the second quarter of 2005.  KOVR had net assets and liabilities held for sale of $83.6 million and $83.1 million as of December 31, 2004 and 2003, respectively.

Accounts receivable related to discontinued operations, which we will continue to own the rights to and collect, is included in accounts receivable, net of allowance for doubtful accounts, in the accompanying consolidated balance sheets for all periods presented.  Such amounts were $8.0 million (net of allowance of $0.3 million) and $8.0 million (net of allowance of $0.2 million) as of December 31, 2004 and 2003, respectively.  Net income from discontinued operations, net of taxes, was $9.6 million (net of $6.0 million of income tax provision), $6.4 million (net of $4.7 million of income tax provision) and $4.6 million (net of $3.6 million of income tax provision) for the years ended December 31, 2004, 2003 and 2002, respectively.  Net broadcast revenues from discontinued operations were $42.4 million, $36.5 million and $35.6 million for the years ended December 31, 2004, 2003 and 2002, respectively.

KSMO Disposition

On November 12, 2004, we entered into an agreement to sell KSMO-TV in Kansas City, Missouri, including the FCC license, (KSMO broadcast license) to an unrelated third party.  We completed the sale of KSMO-TV non-license assets for $26.8 million and recorded a deferred gain, which is stated separately on the consolidated balance sheet, of $26.1 million, net of taxes, which will be recognized upon the closing of the sale of the KSMO broadcast license to the unrelated third party.  The closing of the KSMO broadcast license, expected to occur by the end of 2005, is pending approval by the FCC for transfer of the license to the unrelated third party.  We are operating KSMO-TV under a joint sales agreement.  KSMO had net assets and liabilities held for sale of $2.2 million and $2.1 million as of December 31, 2004 and 2003, respectively.

Accounts receivable related to discontinued operations, which we will continue to own the rights to and collect, is included in accounts receivable, net of allowance for doubtful accounts, in the accompanying consolidated balance sheets for all periods presented.  Such amounts were $1.4 million (net of allowance of $62,391) and $2.4 million (net of allowance of $82,134) as of December 31, 2004 and 2003, respectively.  Net income from discontinued operations, net of taxes, was $0.4 (net of $0.3 million of income tax provision), $0.6 million (net of $0.3 million of income tax provision) and a net loss of $0.3 million (net of $0.2 million of income tax benefit) for the years ended December 31, 2004, 2003 and 2002, respectively.  Broadcast revenues from discontinued operations were $8.2 million, $10.6 million and $10.5 million for the years ended December 31, 2004, 2003 and 2002, respectively.

WTTV Disposition

On April 18, 2002, we entered into an agreement to sell WTTV-TV in Bloomington, Indiana and its satellite station, WTTK-TV in Kokomo, Indiana to an unrelated third party.  On July 24, 2002, we completed the sale of WTTV-TV for $124.5 million and recognized a gain of $7.5 million (net of $8.2 million of income tax provision).

Accounts receivable related to discontinued operations, which we will continue to own the rights to and collect, is included in accounts receivable, net of allowance for doubtful accounts, in the accompanying consolidated balance sheets for all periods presented.  Such amounts were $187,628 (net of allowance of $168,105) for the year ended December 31, 2003.  As of December 31, 2004, all accounts receivable were collected.  Net income from discontinued operations includes net broadcast revenue of $10.2 million for the year ended December 31, 2002.

Other Dispositions

During 2003, we reduced our income tax liability by $1.6 million as a result of the expiration of certain statutes of limitations related to the sale of radio stations in prior years.  This adjustment was recorded in discontinued operations.

13.       EMPLOYEE BENEFIT PLAN:

The Sinclair Broadcast Group, Inc. 401(k) Profit Sharing Plan and Trust (the SBG Plan) covers our eligible employees.  Contributions made to the SBG Plan include an employee elected salary reduction amount, company-matching contributions and an additional discretionary amount determined each year by the Board of Directors.  Our 401(k) expense from continuing operations for the years ended December 31, 2004, 2003 and 2002 was $1.5 million, $1.3 million and $1.2 million, respectively.  There were no additional discretionary contributions during these periods.  During December 1997, we registered 800,000 shares of our Class A Common Stock with the SEC to be issued as a matching contribution for the 1997 plan year and subsequent plan years.  During February 2003, we registered an additional 800,000 shares of our Class A Common Stock with the SEC to be issued as matching contributions for subsequent plan years.

14.       STOCK BASED COMPENSATION PLANS:

Stock Option Plans

Designated Participants Stock Option Plan.  In connection with our initial public offering in June 1995, our Board of Directors adopted an Incentive Stock Option Plan (ISOP) for Designated Participants (Designated Participants Stock Option Plan) pursuant to which options for shares of Class A Common Stock were granted to certain of our key employees.  The Designated Participants Stock Option Plan provides that the number of shares of Class A Common Stock reserved for issuance under the that plan is 136,000.  Options granted pursuant to the Designated Participants Stock Option Plan must be exercised within 10 years following the grant date.  As of December 31, 2004, 34,500 shares were available for future grants.

Long-Term Incentive Plan.  In June 1996, our Board of Directors adopted, upon approval of the shareholders by proxy, the 1996 Long-Term Incentive Plan (LTIP).  The purpose of the LTIP is to reward key individuals for making major contributions to our success and that of our subsidiaries and to attract and retain the services of qualified and capable employees.  Options granted pursuant to the LTIP must be exercised within 10 years following the grant date.  A total of 14,000,000 shares of Class A Common Stock are reserved for awards under the plan.  As of December 31, 2004, 6,862,064 shares have been granted under the LTIP and 12,869,555 shares (including forfeited shares) were available for future grants.

Incentive Stock Option Plan.  In June 1996, the Board of Directors adopted, upon approval of the shareholders by proxy, an amendment to our ISOP.  The purpose of the amendment was (i) to increase the number of shares of Class A Common Stock approved for issuance under the plan from 800,000 to 1,000,000, (ii) to lengthen the period after date of grant before options become exercisable from two years to three years and (iii) to provide immediate termination and three-year ratable vesting of options in certain circumstances.  Options granted pursuant to the ISOP must be exercised within 10 years following the grant date.  As of December 31, 2004, 714,200 shares have been granted under the ISOP and 836,334 shares (including forfeited shares) were available for future grants.

A summary of changes in outstanding stock options is as follows:

	Options	Weighted-Average Exercise Price	Exercisable	Weighted-Average Exercise Price
Outstanding at end of 2001	7,229,445	$16.85	4,666,669	$15.65
2002 Activity:
Granted	295,400	$12.15	—	$—
Exercised	(283,812)	$9.23	—	$—
Forfeited	(645,275)	$20.67	—	$—
Outstanding at end of 2002	6,595,758	$16.66	5,073,533	$16.08
2003 Activity:
Granted	428,500	$9.45	—	$—
Exercised	(159,162)	$9.24	—	$—
Forfeited	(356,213)	$20.83	—	$—
Outstanding at end of 2003	6,508,883	$16.07	5,531,870	$16.09
2004 Activity:
Granted	475,250	$12.23	—	$—
Exercised	(110,488)	$10.00	—	$—
Forfeited	(297,125)	$20.25	—	$—
Outstanding at end of 2004	6,576,520	$15.73	5,950,757	$15.73

Additional information regarding stock options outstanding at December 31, 2004 is as follows:

Outstanding	Exercise Price	Weighted-Average Remaining Contractual Life (In Years)	Exercisable	Weighted- Average Exercise Price
444,425	$6.10 – 9.06	7.0	344,300	$8.58
1,576,725	$9.22 – 13.68	6.9	1,081,087	$10.18
3,155,870	$13.87 – 18.88	1.6	3,132,870	$15.23
1,399,500	$20.94 – 28.42	3.3	1,392,500	$24.86
6,576,520	$6.10 – 28.42	3.6	5,950,757	$16.18

15.       EARNINGS PER SHARE:

The following table reconciles income (loss) (numerator) and shares (denominator) used in our computations of earnings (loss) per share for the years ended December 31, 2004, 2003, and 2002 (in thousands):

	2004	2003	2002
Income (loss) (Numerator)
Net income (loss) from continuing operations	$14,004	$15,834	$(10,294)
Net income from discontinued operations, including gain on sale of broadcast assets related to discontinued operations	$10,018	$8,558	$12,204
Cumulative adjustment for change in accounting principle	$—	$—	$(566,404)
Net income (loss)	$24,022	$24,392	$(564,494)
Preferred stock dividends payable	(10,180)	(10,350)	(10,350)
Net income (loss) available to common shareholders	$13,842	$14,042	$(574,844)

Shares (Denominator)
Weighted-average number of common shares	85,590	85,651	85,337
Dilutive effect of outstanding stock options	151	142	243
Weighted-average number of common equivalent shares outstanding	85,741	85,793	85,580

Basic earnings per share (EPS) are calculated using the weighted average number of shares outstanding during the period.  Diluted earnings (loss) per share (diluted EPS) includes the potentially dilutive effect, if any, which would occur if outstanding options to purchase common stock were exercised using the treasury stock method.  Stock options to exercise 0.2 million, 0.2 million and 0.3 million incremental shares of common stock were outstanding during the years ended December 31, 2004, 2003 and 2002, respectively.  During the years ended December 31, 2004 and 2003 stock options to exercise were included in diluted EPS because we had net income.  For the year ended December 31, 2002 stock options outstanding were not included in diluted EPS as the effect would be anti-dilutive because we had a net loss.  The remaining options to purchase shares of common stock that were outstanding during the years ended December 31, 2004, 2003 and 2002 were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares.  The Convertible Senior Subordinated Notes were not included in our diluted EPS calculation for December 31, 2004 and 2003 because the effect was antidilutive.  The Convertible Senior Subordinated Notes were issued during May 2003 and were not available to be included in our December 31, 2002 diluted EPS calculation.  If these notes were included in our diluted EPS calculation, the shares would increase by 6.7 million shares.  The Preferred Stock was not included in our diluted EPS calculation for December 31, 2004, 2003 and 2002 because the effect was antidilutive.  If this stock was included in our diluted EPS calculation the shares would increase by 7.3 million shares.

16.       CONDENSED CONSOLIDATING FINANCIAL STATEMENTS:

Sinclair Television Group, Inc. (STG) is wholly-owned subsidiary of Sinclair Broadcast Group, Inc. (SBG) and was incorporated in 2003.  On September 30, 2003, we completed the creation of a modified holding company structure, whereby we transferred substantially all of our television broadcast assets and liabilities to STG. As such, STG has become the primary obligor under our Bank Credit Agreement, the 8.75% Senior Subordinated Notes due 2011 and the 8% Senior Subordinated Notes due 2012.  Our Class A Common Stock, Class B Common Stock, Series D Convertible Exchangeable Preferred Stock and the 4.875% Convertible Senior Subordinated Notes remain at SBG and are not obligations or securities of STG.

SBG and KDSM, LLC, wholly-owned subsidiary of SBG, have fully and unconditionally guaranteed all of STG’s obligations.  Those guarantees are joint and several.  There are no significant restrictions on the ability of SBG, STG or KDSM, LLC to obtain funds from their subsidiaries in the form of dividends or loans.

Although the modified holding company structure using STG was created on September 30, 2003, we have presented balance sheets, statements of operations and cash flows as if STG was in existence in prior periods.

The following condensed consolidating financial statements present the financial position, results of operations, and cash flows of SBG, STG, KDSM, LLC, the direct and indirect non-guarantor subsidiaries of SBG and the eliminations necessary to arrive at our information on a consolidated basis.  These statements are presented in accordance with the disclosure requirements under Securities and Exchange Commission Regulation S-X, Rule 3-10.

CONDENSED CONSOLIDATED BALANCE SHEET

AS OF DECEMBER 31, 2004

(in thousands)

		Guarantor Subsidiaries
	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Cash	$—	$7,861	$27	$2,603	$—	$10,491
Accounts receivable	179	127,327	1,482	3,074	—	132,062
Other current assets	741	83,598	866	4,692	(122)	89,775
Assets held for sale	—	97,822	—	—	—	97,822
Total current assets	920	316,608	2,375	10,369	(122)	330,150

Property and equipment, net	10,957	320,866	5,119	2,837	—	339,779

Investment in consolidated subsidiaries	342,874	—	—	—	(342,874)	—
Other long-term assets	42,875	60,232	428	9,252	(3,171)	109,616
Total other long-term assets	385,749	60,232	428	9,252	(346,045)	109,616

Acquired intangible assets	—	1,632,766	5,749	47,603	—	1,686,118

Total assets	$397,626	$2,330,472	$13,671	$70,061	$(346,167)	$2,465,663

Accounts payable and accrued liabilities	$10,365	$65,360	$467	$8,277	$(122)	$84,347
Current portion of long-term debt	3,080	12,366	—	33,500	—	48,946
Other current liabilities	—	139,181	1,871	869	—	141,921
Liabilities held for sale	—	13,447	—	—	—	13,447
Total current liabilities	13,445	230,354	2,338	42,646	(122)	288,661

Long-term debt	157,629	1,430,758	2,282	—	—	1,590,669
Other liabilities	1	355,873	997	6,082	(3,171)	359,782
Total liabilities	171,075	2,016,985	5,617	48,728	(3,293)	2,239,112

Preferred stock	33	—	—	—	—	33
Common stock	851	—	—	—	—	851
Additional paid-in capital	752,130	614,723	19,783	62,975	(697,481)	752,130
Accumulated deficit	(526,463)	(301,236)	(11,729)	(41,642)	354,607	(526,463)
Total shareholders’ equity	226,551	313,487	8,054	21,333	(342,874)	226,551
Total liabilities and shareholders’equity	$397,626	$2,330,472	$13,671	$70,061	$(346,167)	$2,465,663

PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET

AS OF DECEMBER 31, 2003

(in thousands)

		Guarantor Subsidiaries
	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Cash	$—	$25,440	$44	$3,246	$—	$28,730
Accounts receivable	521	136,300	1,502	1,438	—	139,761
Other current assets	1,605	79,924	878	6,487	(225)	88,669
Assets held for sale	—	100,522	—	—	—	100,522
Total current assets	2,126	342,186	2,424	11,171	(225)	357,682

Property and equipment, net	11,772	318,897	5,520	1,889	—	338,078

Investment in consolidated subsidiaries	332,374	—	—	—	(332,374)	—
Other long-term assets	53,219	93,607	281	6,106	(12,298)	140,915
Total other long-term assets	385,593	93,607	281	6,106	(344,672)	140,915

Acquired intangible assets	—	1,694,241	5,913	30,277	—	1,730,431

Total assets	$399,491	$2,448,931	$14,138	$49,443	$(344,897)	$2,567,106

Accounts payable and accrued liabilities	$7,200	$65,544	$506	$5,864	$(227)	$78,887
Current portion of long-term debt	1,117	6,165	—	35,000	—	42,282
Other current liabilities	—	115,960	1,842	—	—	117,802
Liabilities held for sale	—	15,367	—	—	—	15,367
Total current liabilities	8,317	203,036	2,348	40,864	(227)	254,338

Long-term debt	161,613	1,523,793	2,233	—	—	1,687,639
Other liabilities	—	403,445	1,024	3,953	(12,298)	396,124
Total liabilities	169,930	2,130,274	5,605	44,817	(12,525)	2,338,101

Preferred stock	35	—	—	—	—	35
Common stock	858	—	—	—	—	858
Additional paid-in capital	762,584	655,036	21,542	38,479	(715,053)	762,588
Retained earnings	(533,916)	(335,819)	(13,009)	(33,853)	382,681	(533,916)
Other comprehensive income	—	(560)	—	—	—	(560)
Total shareholders’ equity	229,561	318,657	8,533	4,626	(332,372)	229,005
Total liabilities and shareholders’equity	$399,491	$2,448,931	$14,138	$49,443	$(344,897)	$2,567,106

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2004

(in thousands)

		Guarantor Subsidiaries
	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Net revenue	$—	$687,007	$8,218	$13,054	$—	$708,279

Program and production	—	146,786	1,622	—	—	148,408
Selling, general and administrative	15,183	155,409	2,436	2,484	—	175,512
Depreciation, amortization and other operating expenses	2,276	205,890	2,874	16,088	—	227,128
Total operating expenses	17,459	508,085	6,932	18,572	—	551,048

Operating (loss) income	(17,459)	178,922	1,286	(5,518)	—	157,231

Equity in earnings of subsidiaries	27,758	—	—	—	(27,758)	—
Interest income	12	179	—	—	—	191
Interest expense	(8,660)	(109,727)	(259)	(1,754)	—	(120,400)
Other income (expense)	20,600	(27,929)	254	(4,761)	—	(11,836)
Total other income (expense)	39,710	(137,477)	(5)	(6,515)	(27,758)	(132,045)

Income tax benefit (provision)	1,771	(17,196)	—	4,243	—	(11,182)
Income from discontinued operations	—	10,018	—	—	—	10,018
Net income (loss)	$24,022	$34,267	$1,281	$(7,790)	$(27,758)	$24,022

PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2003

(in thousands)

		Guarantor Subsidiaries
	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Net revenue	$—	$665,765	$8,072	$14,568	$—	$688,405

Program and production	—	140,788	1,681	—	—	142,469
Selling, general and administrative	14,536	138,945	2,363	1,972	—	157,816
Depreciation, amortization and other operating expenses	2,673	210,013	3,382	17,786	—	233,854
Total operating expenses	17,209	489,746	7,426	19,758	—	534,139

Operating (loss) income	(17,209)	176,019	646	(5,190)	—	154,266

Equity in earnings of subsidiaries	47,814	—	—	—	(47,814)	—
Interest income	468	92	—	—	—	560
Interest expense	(5,187)	(113,320)	(582)	(2,076)	—	(121,165)
Other income (expense)	3,874	17,165	(14,041)	(1,849)	(12,300)	(7,151)
Total other income (expense)	46,969	(96,063)	(14,623)	(3,925)	(60,114)	(127,756)

Income tax benefit (provision)	6,932	(20,843)	—	3,235	—	(10,676)
Discontinued operations	—	8,558	—	—	—	8,558
Net income (loss)	$36,692	$67,671	$(13,977)	$(5,880)	$(60,114)	$24,392

PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2002

(in thousands)

		Guarantor Subsidiaries
	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Net revenue	$—	$673,756	$8,247	$4,344	$—	$686,347

Program and production	—	132,213	1,753	(1,820)	—	132,146
Selling, general and administrative	18,900	132,001	2,431	(557)	—	152,775
Depreciation, amortization and other operating expenses	1,918	220,329	3,166	7,653	—	233,066
Total operating expenses	20,818	484,543	7,350	5,276	—	517,987

Operating income	(20,818)	189,213	897	(932)	—	168,360

Equity in earnings of subsidiaries	(553,207)	—	—	—	553,207	—
Interest income	1,461	22	1	—	—	1,484
Interest expense	(30)	(116,016)	(248)	(1,820)	—	(118,114)
Other income (expense)	41,595	(87,030)	3,183	(1,330)	(26,033)	(69,615)
Total other (expense) income	(510,181)	(203,024)	2,936	(3,150)	527,174	(186,245)

Income tax (provision) benefit	(7,462)	13,976	—	1,077	—	7,591
Income from discontinued operations	—	4,685	—	—	—	4,685
Gain on sale of discontinued operations	—	7,519	—	—	—	7,519
Cumulative effect on change in accounting principle	—	(539,712)	(23,178)	(3,514)	—	(566,404)
Net (loss) income	$(538,461)	$(527,343)	$(19,345)	$(6,519)	$527,174	$(564,494)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2004

(in thousands)

		Guarantor Subsidiaries
	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES	$(443)	$128,135	$2,042	$(9,621)	$—	$120,113
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(1,249)	(43,349)	(283)	—	—	(44,881)
Variable interest entity elimination entries		18,128		(18,128)		—
Consolidation of variable interest entities	—	—	—	239	—	239
Additional investments	(2,465)	(3,084)	—	—	—	(5,549)
Proceeds from the sale of property	—	39	—	—	—	39
Proceeds from the sale of broadcast assets	—	28,561	—	—	—	28,561
Loans to affiliates	(143)	—	—	—	—	(143)
Proceeds from loans to affiliates	1,511	—	—	—	—	1,511
Proceeds from insurance settlements	—	2,521	—	—	—	2,521
Net cash flows (used in) from investing activities	(2,346)	2,816	(283)	(17,889)	—	(17,702)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable and commercial bank financing	—	533,000	—	—	—	533,000
Repayments of notes payable, commercial bank financing and capital leases	(2,019)	(616,881)	—	(1,500)	—	(620,400)
Repurchase of Series D Preferred Stock	(4,752)	—	—	—	—	(4,752)
Repurchase of Class A Common Stock	(9,550)	—	—	—	—	(9,550)
Proceeds from exercise of stock options	1,152	—	—	—	—	1,152
Payments for deferred financing costs	(6)	(818)	—	(129)	—	(953)
Increase (decrease) in intercompany payables	32,418	(59,138)	(1,776)	28,496	—	—
Dividends paid on Series D Preferred Stock	(10,180)	—	—	—	—	(10,180)
Dividends paid on Class A Common Stock	(4,274)	—	—	—	—	(4,274)
Repayment of notes and capital leases to affiliates	—	(4,693)	—	—	—	(4,693)
Net cash flows from (used in) financing activities	2,789	(148,530)	(1,776)	26,867	—	(120,650)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(17,579)	(17)	(643)	—	(18,239)
CASH AND CASH EQUIVALENTS, beginning of period	—	25,440	44	3,246	—	28,730
CASH AND CASH EQUIVALENTS, end of period	$—	$7,861	$27	$2,603	$—	$10,491

PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2003

(in thousands)

		Guarantor Subsidiaries
	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES	$(14,201)	$185,378	$(8,774)	$(3,648)	$(12,300)	$146,455
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(884)	(68,494)	(153)	—	—	(69,531)
Payment for acquisition of television station licenses and related assets	—	(18,000)	—	—	—	(18,000)
Contributions in investments	(2,361)	(3,338)	—	—	—	(5,699)
Proceeds from the sale of property	—	138	—	—	—	138
Repayments of loans to affiliates	(1,115)	—	—	—	—	(1,115)
Proceeds from loans to affiliates	903	—	—	—	—	903
Proceeds from insurance settlement	—	3,328	—	—	—	3,328
Net cash flows (used in) investing activities	(3,457)	(86,366)	(153)	—	—	(89,976)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable and commercial bank financing	150,000	168,336	—	—	—	318,336
Repayments of notes payable, commercial bank financing and capital leases	(1,901)	(127,199)	—	—	—	(129,100)
Redemption of High Yield Trust Originated Preferred Securities	—	—	(200,000)	—	—	(200,000)
Repurchase of Class A Common Stock	(1,544)	—	—	—	—	(1,544)
Proceeds from exercise of stock options	1,431	—	—	—	—	1,431
Payments for deferred financing costs	(4,820)	(2,582)	—	—	—	(7,402)
Increase (decrease) in intercompany payables	103,342	(111,384)	2,766	5,276	—	—
Dividends paid on Series D Preferred Stock	(10,350)	—	—	—	—	(10,350)
Payment of KDSM dividend	(12,300)	—	—	—	12,300	—
Redemption of parent preferred securities	(206,200)	—	206,200	—	—	—
Repayment of notes and capital leases to affiliates	—	(4,447)	—	—	—	(4,447)
Net cash flows from (used in) financing activities	17,658	(77,276)	8,966	5,276	12,300	(33,076)

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	21,736	39	1,628	—	23,403
CASH AND CASH EQUIVALENTS, beginning of period	—	3,704	5	1,618	—	5,327
CASH AND CASH EQUIVALENTS, end of period	$—	$25,440	$44	$3,246	$—	$28,730

PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2002

(in thousands)

		Guarantor Subsidiaries
	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES	$5,891	$162,490	$5,370	$3,172	$(26,033)	$150,890
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(1,629)	(60,540)	(808)	68	—	(62,909)
Payment for acquisition of television station licenses and related assets	—	(20,625)	—	(553)	—	(21,178)
Contributions in investments	(22,745)	(1,992)	—	(1,083)	—	(25,820)
Proceeds from sale of property	—	94	600	—	—	694
Proceeds from the sale of broadcast assets	—	124,472	—	—	—	124,472
Repayment of note receivable	—	30,257	—	—	—	30,257
Repayments of loans to affiliates	(104)	—	—	—	—	(104)
Proceeds from loans to affiliates	6,756	—	—	—	—	6,756
Net cash flows (used in) from investing activities	(17,722)	71,666	(208)	(1,568)	—	52,168

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable and commercial bank financing	—	1,263,075	—	—	—	1,263,075
Repayments of notes payable, commercial bank financing and capital leases	(1,846)	(1,490,702)	—	—	—	(1,492,548)
Proceeds from exercise of stock options	2,807	—				2,807
Payments for deferred financing costs	—	(10,503)	—	—	—	(10,503)
Increase (decrease) in intercompany payables	47,253	(42,088)	(5,165)	—	—	—
Dividends paid on Series D Preferred Stock	(10,350)	—	—	—	—	(10,350)
Proceeds from derivative termination	—	21,849				21,849
Payment of KDSM dividend	(26,033)	—	—	—	26,033	—
Repayment of notes and capital leases to affiliates	—	(4,124)	—	—	—	(4,124)
Net cash flows from (used in) financing activities	11,831	(262,493)	(5,165)	—	26,033	(229,794)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(28,337)	(3)	1604	—	(26,736)
CASH AND CASH EQUIVALENTS, beginning of period	—	32,041	8	14	—	32,063
CASH AND CASH EQUIVALENTS, end of period	$—	$3,704	$5	$1,618	$—	$5,327

17.       QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

(in thousands, except per share data)

	For the Quarter Ended (1)
	03/31/04	06/30/04	09/30/04	12/31/04
Total revenues, net	$163,984	$187,401	$168,770	$188,124
Operating income	$25,263	$47,319	$33,797	$50,852
Net (loss) income from continuing operations	$(1,793)	$20,396	$1,501	$(6,100)
Income from discontinued operations	$2,082	$2,416	$2,007	$3,513
Net (loss) income available to common shareholders	$(2,299)	$20,225	$1,005	$(5,089)
Basic (loss) earnings per share from continuing operations	$(0.05)	$0.21	$(0.01)	$(0.10)
Basic earnings per share from discontinued operations	$0.02	$0.03	$0.02	$0.04
Basic additional net (loss) earnings per share	$(0.03)	$0.24	$0.01	$(0.06)
Diluted (loss) earnings per share from continuing operations	$(0.05)	$0.21	$(0.01)	$(0.10)
Diluted earnings per share from discontinued operations	$0.02	$0.03	$0.02	$0.04
Diluted (loss) earnings per share	$(0.03)	$0.24	$0.01	$(0.06)

	For the Quarter Ended (1)
	03/31/03	06/30/03	09/30/03	12/31/03
Total revenues, net	$159,726	$182,976	$166,477	$179,226
Operating income	$26,908	$50,486	$36,568	$40,304
Net (loss) income from continuing operations	$(2,072)	$(1,239)	$4,480	$14,665
Income from discontinued operations	$724	$1,909	$1,983	$3,942
Net (loss) income available to common shareholders	$(3,936)	$(1,917)	$3,875	$16,020
Basic (loss) earnings per share from continuing operations	$(0.05)	$(0.04)	$0.02	$0.14
Basic earnings per share from discontinued operations	$0.01	$0.02	$0.02	$0.05
Basic (loss) earnings per share	$(0.05)	$(0.02)	$0.05	$0.19
Diluted (loss) earnings per share from continuing operations	$(0.05)	$(0.04)	$0.02	$0.14
Diluted earnings per share from discontinued operations	$0.01	$0.02	$0.02	$0.05
Diluted (loss) earnings per share	$(0.05)	$(0.02)	$0.05	$0.19

(1)          Results previously reported in our Form 10-Q’s for 2003 and 2004 and our Form 10-K for the year ended December 31, 2003 have been restated to reflect discontinued operations related to the sale of KOVR-TV in Sacramento, California and KSMO-TV in Kansas City, Missouri.

SINCLAIR BROADCAST GROUP, INC.

INDEX TO SCHEDULES

Schedule II - Valuation and Qualifying Accounts

All schedules except the one listed above are omitted as not applicable or not required or the required information is included in the consolidated financial statements or in the notes thereto.

S-1

SCHEDULE II

SINCLAIR BROADCAST GROUP, INC.

VALUATION ALLOWANCES

FOR THE YEARS ENDED DECEMBER 31, 2002, 2003, AND 2004

(in thousands)

ALLOWANCE FOR DOUBTFUL ACCOUNTS

Year	Balance at beginning of period	Charged to Cost and Expenses	Charges to other Accounts (1)	Deductions	Balance at end of period
2002	$6,261	$2,890	$(1,326)	$1,840	$5,985
2003	5,985	110	—	1,186	4,909
2004	4,909	1,606	—	1,997	4,518

(1)                      Amount represents allowance for doubtful account balances related to the disposition of certain radio stations.

S-2