Form 10-K/A
period 2004-12-31
SINCLAIR BROADCAST GROUP INC
filed 2005-04-29
CIK 912752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Title of each class	Number of shares outstanding as of April 27, 2005
Class A Common Stock	46,306,274
Class B Common Stock	39,072,649
Series D Preferred Stock	3,337,033

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

SINCLAIR BROADCAST GROUP, INC.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2004

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A (the Amendment) to our Annual Report on Form 10-K for the year ended December 31, 2004 (which was filed with the Securities and Exchange Commission on March 16, 2005) pursuant to an exemptive order issued by the Securities and Exchange Commission (SEC Release No. 34-50754). In accordance with the exemptive order, we  may include management's annual report on internal control over financial reporting and the related report of our independent registered public accounting firm in an amendment to our Annual Report on Form 10-K not later than forty-five days after the prescribed period for filing such Annual Report on Form 10-K. In compliance with the exemptive order, we are filing this Amendment No. 1 to:

•      Include a Report of Independent Registered Public Accounting Firm relating to management’s assessment of internal control over financial reporting and effectiveness of internal control over financial reporting;

•      Include management's annual report on internal control over financial reporting; and

•      Revise the Report of Independent Registered Public Accounting Firm to delete references to internal control over financial reporting;

As a result of this Amendment, (1) the certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 filed and furnished, respectively, as exhibits to the original filing have been re-executed and re-filed as of the date of this Amendment; and (2) a Consent of Independent Registered Public Accounting Firm dated April 29, 2005 to cover their report related to our internal control over financial reporting is being filed.

Except for the amendments described above, this Amendment does not modify or our previously reported financial statements and other financial disclosures in, or exhibits to, the original filing. Unaffected items have not been repeated in this Amendment No. 1.

PART II

ITEM 9A.               CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures and concluded that they were effective as of December 31, 2004.

Our Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2004.   The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.   Based on the evaluation of our disclosure controls and procedures as of December 31, 2004, our Chief Executive Officer and Chief Financial Officer concluded that, we have reasonable assurance that our disclosure controls and procedures were effective.

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

Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2004 based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on our assessment, management believes that our internal control over financial reporting is effective based on those criteria.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report that is included elsewhere in this report.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors of Sinclair Broadcast Group, Inc.

We have audited management’s assessment, included in the accompanying Report of Management on Sinclair Broadcast Group, Inc.’s Internal Control Over Financial Reporting, that Sinclair Broadcast Group, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Sinclair Broadcast Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Sinclair Broadcast Group, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria.  Also, in our opinion, Sinclair Broadcast Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sinclair Broadcast Group, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows of Sinclair Broadcast Group, Inc. and our report dated February 8, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Baltimore, Maryland

April 22, 2005

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

(a) (3) Exhibits

The following exhibits are filed with this report:

EXHIBIT NO.	EXHIBIT DESCRIPTION

3.1	Amended and Restated Certificate of Incorporation.(7)
3.2	Amended By-Laws of Sinclair Broadcast Group, Inc.(22)
4.1	First Supplemental Indenture, dated as of December 17, 1997, among Sinclair Broadcast Group, Inc., the Guarantors named therein and First Union National Bank, as trustee, including Form of Note.(5)
4.2	Indenture, dated as of December 10, 2001, among Sinclair Broadcast Group, Inc., the Guarantors named therein, and First Union National Bank as trustee. (10)
4.3	First Supplemental Indenture, dated as of April 4, 2002, among Sinclair Broadcast Group, Inc., the Guarantors named therein and First Union National Bank, as trustee.(16)
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

10.1	Lease dated as of September 23, 1993 between Gerstell Development Limited Partnership and WPGH, Inc. (1)
10.2	Amendment No. 1 to the lease dated as of September 23, 1993 between Gerstell Development Limited Partnership and WPGH, Inc.(22)
10.3	Amendment No. 2 to the lease dated as of September 23, 1993 between Gerstell Development Limited Partnership and WPGH, Inc.(22)
10.4	Amendment No. 3 to the lease dated as of September 23, 1993 between Gerstell Development Limited Partnership and WPGH, Inc.(22)
10.5	Lease Agreement dated as of April 2, 1987 between Cunningham Communications, Inc. and Chesapeake Television, Inc. as amended on September 23, 1993.(2)
10.6	Lease Agreement dated as of June 1, 1991 between Cunningham Communications, Inc. and Chesapeake Television, Inc. as amended on September 23, 1993.(2)
10.7	Lease Agreement dated as of April 1, 1992 between Cunningham Communications, Inc. and Chesapeake Television, Inc. as amended on September 23, 1993.(2)
10.8	Lease dated February 1, 1996 by and between Keyser Investment Group, Inc., a Maryland corporation, and Sinclair

Broadcast Group, Inc., a Maryland corporation.(22)
10.9	Common Non-Voting Capital Stock Option between Sinclair Broadcast Group, Inc. and William Richard Schmidt, as trustee.(1)
10.10	Common Non-Voting Capital Stock Option between Sinclair Broadcast Group, Inc. and C. Victoria Woodward, as trustee.(1)
10.11	Common Non-Voting Capital Stock Option between Sinclair Broadcast Group, Inc. and Dyson Ehrhardt, as trustee.(1)
10.12	Common Non-Voting Capital Stock Option between Sinclair Broadcast Group, Inc. and Mark Knobloch, as trustee.(1)
10.13	Term Note, dated as of September 30, 1990, in the principal amount of $7,515,000 between Sinclair Broadcast Group, Inc. (as borrower) and Julian S Smith (as lender).(3)
10.14	Replacement Term Note, dated as of September 30, 1990 in the principal amount of $6,700,000 between Sinclair Broadcast Group, Inc. (as borrower) and Carolyn C. Smith (as lender).(1)
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

10.43	Agreement of Lease dated as of December 18, 1998 by and between Beaver Dam Limited Liability Company and Sinclair Communications, Inc.(20)
10.44	Agreement of Lease dated as of December 18, 1998 by and between Beaver Dam Limited Liability Company and SBG Group.(20)
10.45	Agreement of Lease dated as of May 25, 2000 by and between Beaver Dam Limited Liability Company and Sinclair Broadcast Group, Inc.(20)
10.46	Agreement of Lease dated as of May 25, 2000 by and between Beaver Dam Limited Liability Company and Sinclair Broadcast Group.(20)
10.47	Agreement of Lease dated as of May 14, 2002 by and between Beaver Dam Limited Liability Company and Sinclair Broadcast Group, Inc.(20)
10.48	Asset Purchase Agreement dated November 12, 2004 among KSMO Licensee, Inc. and Meredith Corporation.(22)
10.49

Joint Sales and Shared Services Agreement dated as of November 12, 2004, by and among KSMO Licensee, Inc., a Delaware Corporation, KSMO, Inc., a Maryland Corporation, and Meredith Corporation, an Iowa Corporation.(22)

10.50	Form of WB Television Network Affiliation Agreement.(22)
10.51	Director Compensation.(22)
10.52	Executive Compensation.(21)
10.53	Employment agreement by and between Sinclair Broadcast Group, Inc. and Lucy Rutishauser dated March 19, 2001.(23)
11	Statement re computation of per share earnings.(22)
12	Computation of Ratio of Earnings to Fixed Charges.(22)
21	Subsidiaries of the Registrant.(22)
23	Consent of Independent Public Accountants (Sinclair Broadcast Group, Inc.).(23)
24	Power of Attorney.(22)
31.1	Certification by David D. Smith, as Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241).(23)
31.2	Certification by David B. Amy, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241).(23)
32.1	Certification by David D. Smith, as Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).(23)
32.2	Certification by David B. Amy, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).(23)

(1)	Incorporated by reference from Sinclair’s Registration Statement on Form S-1, No. 33-90682.

(2)	Incorporated by reference from Sinclair’s Registration Statement on Form S-1, No. 33-69482.

(3)	Incorporated by reference from Sinclair’s Report on Form 10-K for the year ended December 31, 1995.

(4)	Incorporated by reference from Sinclair’s Report on Form 10-K for the year ended December 31, 1996.

(5)	Incorporated by reference from Sinclair’s Current Report on Form 8-K, dated as of December 16, 1997.

(6)	Incorporated by reference from Sinclair’s Report on Form 10-K for the year ended December 31, 1997.

(7)	Incorporated by reference from Sinclair’s Report on Form 10-Q for the quarter ended June 30, 1998.

(8)	Incorporated by reference from Sinclair’s Report on Form 10-Q for the quarter ended September 30, 1998.

(9)	Incorporated by reference from Sinclair’s Proxy Statement for the 1998 Annual Meeting filed on Schedule 14A.

(10)	Incorporated by reference from Sinclair’s Report on Form 10-K for the year ended December 31, 2001.

(11)	Incorporated by reference from Sinclair’s Report on Form 10-Q for the quarter ended June 30, 2002.

(12)	Incorporated by reference from Sinclair’s Report on Form 10-K for the year ended December 31, 2002.

(13)	Incorporated by reference from Sinclair’s report on Schedule 13D, dated January 8, 2003.

(14)	Incorporated by reference from Sinclair’s Report on Form S-4 filed on March 7, 2003, No. 333-103681.

(15)	Incorporated by reference from Sinclair’s Report on Form 8-K filed on May 30, 2003.

(16)	Incorporated by reference to our Registration Statement on Form S-4 filed on July 31, 2003 (File No. 333-107522).

(17)	Incorporated by reference from Sinclair’s Report on Form 8-K filed on June 29, 2004.

(18)	Incorporated by reference from Sinclair’s Report on Form 10-Q for the quarter ended June 30, 2004.

(19)	Incorporated by reference from Sinclair’s Report on Form 8-K filed on December 3, 2004.

(20)	Incorporated by reference from Sinclair’s Report on Form 8-K filed on December 20, 2004.

(21)	Incorporated by reference from Sinclair's Report on Form 8-K filed on March 15, 2005.

(22)	Incorporated by reference from Sinclair’s Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005.

(23)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 29th day of April 2005.

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

Long-Term Incentive Plan.  In June 1996, our Board of Directors adopted, upon approval of the shareholders by proxy, the 1996 Long-Term Incentive Plan (LTIP).  The purpose of the LTIP is to reward key individuals for making major contributions to our success and that of our subsidiaries and to attract and retain the services of qualified and capable employees.  Options granted pursuant to the LTIP must be exercised within 10 years following the grant date.  A total of 14,000,000 shares of Class A Common Stock are reserved for awards under the plan.  As of December 31, 2004, 12,869,555 shares have been granted under the LTIP and 6,862,064 shares (including forfeited shares) were available for future grants.

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