Form 10-Q
period 2005-03-31
SINCLAIR BROADCAST GROUP INC
filed 2005-05-10
CIK 912752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes ☒	No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of each class	Number of shares outstanding as of May 3, 2005
Class A Common Stock	46,329,516
Class B Common Stock	39,072,649
Series D Preferred Stock	3,337,033

SINCLAIR BROADCAST GROUP, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2005

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,331	$10,491
Accounts receivable, net of allowance for doubtful accounts of $4,100 and $4,518, respectively	120,789	132,062
Current portion of program contract costs	39,741	49,062
Taxes receivable	688	624
Prepaid expenses and other current assets	9,772	17,525
Deferred barter costs	2,533	2,210
Assets held for sale	98,062	97,822
Deferred tax assets	20,375	20,354
Total current assets	313,291	330,150

PROGRAM CONTRACT COSTS, less current portion	22,359	27,175
LOANS TO AFFILIATES	5	13
PROPERTY AND EQUIPMENT, net	329,712	339,779
GOODWILL, net	1,041,452	1,041,452
BROADCAST LICENSES, net	406,694	406,694
DEFINITE-LIVED INTANGIBLE ASSETS, net	233,539	237,972
OTHER ASSETS	74,637	82,428
Total assets	$2,421,689	$2,465,663
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,324	$7,056
Accrued liabilities	68,542	77,291
Current portion of notes payable, capital leases and commercial bank financing	10,235	43,737
Current portion of notes and capital leases payable to affiliates	5,857	5,209
Current portion of program contracts payable	105,784	113,108
Deferred barter revenues	2,773	2,684
Deferred gain on sale of broadcast assets	26,129	26,129
Liabilities held for sale	12,365	13,447
Total current liabilities	238,009	288,661
LONG-TERM LIABILITIES:
Notes payable, capital leases and commercial bank financing, less current portion	1,593,306	1,571,346
Notes and capital leases payable to affiliates, less current portion	17,837	19,323
Program contracts payable, less current portion	44,773	60,782
Deferred tax liabilities	223,914	216,937
Other long-term liabilities	70,024	80,796
Total liabilities	2,187,863	2,237,845

MINORITY INTEREST IN CONSOLIDATED ENTITIES	971	1,267

SHAREHOLDERS’ EQUITY:
Series D Preferred Stock, $0.01 par value, 3,450,000 shares authorized, 3,337,033 issued and outstanding, respectively; liquidation preference of $166,851,650	33	33
Class A Common Stock, $0.01 par value, 500,000,000 shares authorized, 46,306,274 and 46,018,574 shares issued and outstanding, respectively	463	460
Class B Common Stock, $0.01 par value, 140,000,000 shares authorized, 39,072,648 and 39,150,828 shares issued and outstanding, respectively; convertible into Class A Common Stock	390	391
Additional paid-in capital	753,885	752,130
Accumulated deficit	(521,916)	(526,463)
Total shareholders’ equity	232,855	226,551
Total liabilities and shareholders’ equity	$2,421,689	$2,465,663

The accompanying notes are an integral part of these unaudited consolidated statements.

SINCLAIR BROADCAST GROUP, INC.

 CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data) (Unaudited)

	Three Months Ended March 31,
	2005	2004
REVENUES:
Station broadcast revenues, net of agency commissions	$145,227	$146,470
Revenues realized from station barter arrangements	14,536	13,510
Other operating divisions revenue	4,921	4,004
Total revenues	164,684	163,984
OPERATING EXPENSES:
Station production expenses	38,055	38,922
Station selling, general and administrative expenses	35,063	34,870
Expenses recognized from station barter arrangements	13,430	12,515
Amortization of program contract costs and net realizable value adjustments	17,230	25,424
Stock-based compensation expense	218	497
Other operating divisions expenses	5,053	4,318
Depreciation and amortization of property and equipment	13,189	11,901
Corporate general and administrative expenses	5,386	5,592
Amortization of definite-lived intangible assets and other assets	4,543	4,683
Total operating expenses	132,167	138,722
Operating income	32,517	25,262
OTHER INCOME (EXPENSE):
Interest expense and amortization of debt discount and deferred financing costs	(28,971)	(30,819)
Interest income	121	71
Loss on sale of assets	(11)	(19)
Unrealized gain (loss) from derivative instruments	8,899	(95)
Income from equity and cost investees	1,179	2,521
Other income	76	165
Total other expenses	(18,707)	(28,176)
Income (loss) from continuing operations before income taxes	13,810	(2,914)
INCOME TAX (PROVISION) BENEFIT	(5,402)	1,121
Net income (loss) from continuing operations	8,408	(1,793)
DISCONTINUED OPERATIONS:
Income from discontinued operations, net of related income tax provision of $1,538 and $1,301, respectively	2,901	2,082
NET INCOME	11,309	289
PREFERRED STOCK DIVIDENDS	2,502	2,588
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$8,807	$(2,299)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
Earnings (loss) per share from continuing operations	$0.07	$(0.05)
Earnings per share from discontinued operations	$0.03	$0.02
Earnings (loss) per common share	$0.10	$(0.03)
Weighted average common shares outstanding	$85,235	$85,936
Weighted average common and common equivalent shares outstanding	$85,236	$86,212
Dividends per common share	$0.05	$—

The accompanying notes are an integral part of these unaudited consolidated statements.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2005

(in thousands) (Unaudited)

	Series D Preferred Stock	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity
BALANCE, December 31, 2004	$33	$460	$391	$752,130	$(526,463)	$226,551
Dividends declared on common stock	—	—	—	—	(4,260)	(4,260)
Dividends paid on Series D Preferred Stock	—	—	—	—	(2,502)	(2,502)
Class A Common Stock issued pursuant to employee benefit plans and stock options exercised	—	2	—	1,752	—	1,754
Class B Common Stock converted to Class A Common Stock	—	1	(1)	—	—	—
Amortization of deferred compensation	—	—	—	3	—	3
Net income	—	—	—	—	11,309	11,309
BALANCE, March 31, 2005	$33	$463	$390	$753,885	$(521,916)	$232,855

The accompanying notes are an integral part of these unaudited consolidated statements.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands) (Unaudited)

	Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$11,309	$289
Adjustments to reconcile net income to net cash flows from operating activities:
Amortization of debt premium	(270)	(270)
Depreciation and amortization of property and equipment	13,189	12,399
Recognition of deferred revenue	(1,235)	(1,235)
Accretion of capital leases	175	179
Income from equity and cost investees	(1,179)	(2,521)
Loss on sale of property	11	69
Amortization of deferred compensation	233	101
Unrealized (gain) loss from derivative instruments	(8,899)	95
Amortization of definite-lived intangible assets and other assets	4,543	4,805
Amortization of program contract costs and net realizable value adjustments	17,350	26,561
Amortization of deferred financing costs	654	754
Amortization of derivative instruments	134	414
Deferred tax provision related to operations	5,297	47
Deferred tax provision related to sale of assets from discontinued operations	1,659	—
Net effect of change in deferred barter revenues and deferred barter costs	(229)	45
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease (increase) in minority interest	17	(20)
Decrease in accounts receivables, net	11,769	17,315
(Increase) decrease in taxes receivable	(64)	1,005
Decrease in prepaid expenses and other current assets	7,629	5,425
(Increase) decrease in other long term assets	(103)	509
Decrease in accounts payable and accrued liabilities	(10,101)	(10,175)
Dividends and distributions in investments	—	32
Decrease in other long-term liabilities	(788)	(1,362)
Payments on program contracts payable	(28,163)	(27,360)
Net cash flows from operating activities	22,938	27,101
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(3,538)	(11,626)
Consolidation of variable interest entity	—	239
Contributions in equity investments	(518)	(2,039)
Proceeds from sale of property	21	12
Loans to affiliates	(20)	(344)
Proceeds from loans to affiliates	28	1,806
Net cash flows used in investing activities	(4,027)	(11,952)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Repayments of notes payable, commercial bank financing and capital leases	(2,500)	(25,000)
Proceeds from exercise of stock options	13	1,057
Payments for deferred financing costs	—	(33)
Dividends paid on Series D Convertible Preferred Stock	(2,502)	(2,588)
Dividends paid on Class A Common Stock	(2,129)	—
Repayments of notes and capital leases to affiliates	(953)	(952)
Net cash flows used in financing activities	(8,071)	(27,516)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,840	(12,367)
CASH AND CASH EQUIVALENTS, beginning of period	10,491	28,730
CASH AND CASH EQUIVALENTS, end of period	$21,331	$16,363

The accompanying notes are an integral part of these unaudited consolidated statements.

SINCLAIR BROADCAST GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of Sinclair Broadcast Group, Inc. and those of our wholly-owned and majority-owned subsidiaries and variable interest entities.

Discontinued Operations

In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we reported the financial position and results of operations of KOVR-TV in Sacramento, California and KSMO-TV in Kansas City, Missouri as discontinued operations in the accompanying consolidated balance sheets and statements of operations.  Discontinued operations have not been segregated in the statements of consolidated cash flows and, therefore, amounts for certain captions will not agree with the accompanying consolidated balance sheets and statements of operations.  The operating results of KOVR and KSMO are not included in our consolidated results from continuing operations for the quarters ended March 31, 2005 and 2004.  In accordance with EITF No. 87-24, Allocation of Interest to Discontinued Operations, we have allocated interest expense for the Bank Credit Agreement associated with the amount of debt to be paid down with proceeds from the sale of KOVR and KSMO.  Interest expense related to the allocation of $2.6 million and $1.6 million for the quarters ended March 31, 2005 and 2004, respectively, has been included in discontinued operations.  See Note 6. Discontinued Operations for additional information.

Interim Financial Statements

The consolidated financial statements for the three months ended March 31, 2005 and 2004 are unaudited.  In the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for these periods.

As permitted under the applicable rules and regulations of the Securities and Exchange Commission, these financial statements do not include all disclosures normally included with audited consolidated financial statements and, accordingly, should be read together with the consolidated financial statements and notes thereto as of December 31, 2004 and for the year then ended.  The results of operations presented in the accompanying financial statements are not necessarily representative of operations for an entire year.

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment (SFAS 123R) as a revision to FASB Statement No. 123, Accounting for Stock-Based Compensation.  SFAS 123R supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (Opinion 25), and amends FASB Statement No. 95, Statement of Cash Flows.  This standard requires that all share-based payments, including grants of employee stock options and our employee stock purchase plan, be recognized in the income statement as compensation expense based on their fair values.  We are currently evaluating the alternatives allowed under this standard.  In April 2005, the SEC delayed the effective date of SFAS 123R.  We will adopt SFAS 123R on January 1, 2006.  On April 21, 2005, we accelerated the vesting of 390,039 options which was all of our outstanding unvested options.  There will be no material impact to earnings as a result of this acceleration because most of the options had a strike price above the market price on the vesting date.  The acceleration of vesting will reduce our compensation expense related to these options by $0.8 million (pre-tax), in aggregate, for the years 2006 through 2008, the remaining vesting period.

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143, (FIN 47) which clarifies the term “conditional asset retirement obligation” as used in Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations.  FIN 47 provides that an asset retirement obligation is conditional when either the timing and (or) method of settling the obligation is conditioned on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal years ending after December 15, 2005. We are currently evaluating the effect of FIN 47 on our financial position, results of operations and cash flows.

Variable Interest Entities

We have determined that we have a variable interest in WTXL-TV in Tallahassee, Florida as a result of the terms of the outsourcing agreement with the unrelated third-party owner of WTXL.  However, we have determined that we are not the primary beneficiary of the variable interests and, therefore, we are not required to consolidate WTXL under the provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51.  We believe that we do not have a material exposure to loss as a result of our involvement with WTXL.

Pro Forma Information Related To Stock-Based Compensation

As permitted under SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), we measure compensation expense for our stock-based employee compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and provide pro forma disclosures of income (loss) and earnings (loss) per share as if the fair value-based method prescribed by SFAS 123 had been applied in measuring compensation expense.

Had compensation expense related to our grants for stock-based compensation plans been determined consistent with SFAS 123, our net income (loss) available to common shareholders for the quarters ended March 31, 2005 and 2004 would approximate the pro forma amounts below (in thousands, except per share data):

	Three Months Ended March 31,
	2005	2004
Net income (loss) available to common shareholders	$8,807	$(2,299)
Add: Employee compensation expense for stock options included in reported net income, net of income taxes	218	497
Less: Total employee compensation expense for stock options determined under fair value method, net of income taxes	(464)	(1,296)
Net income (loss), pro forma	$8,561	$(3,098)

Earnings (loss) per share:
Basic and diluted — as reported	$0.10	$(0.03)
Basic and diluted — pro forma	$0.10	$(0.04)

We have computed for pro forma disclosure purposes the value of all options granted during the three months ended March 31, 2005 and 2004, respectively, using the Black-Scholes option pricing model as prescribed by SFAS 123 using the following weighted average assumptions:

	Three Months Ended
	March 31, 2005	March 31, 2004
Risk-free interest rate	3.10%	3.18%
Expected lives	5 years	5 years
Expected volatility	48.0%	48.0%
Dividend yield	2.2%	—
Weighted average fair value	$5.48	$6.78

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

On November 1, 2004, an organization calling itself “Free Press” filed a petition with the FCC to deny the license renewal applications of six of our stations (WXLV-TV, Winston-Salem, North Carolina, WUPN-TV, Greensboro, North Carolina, WLFL-TV, Raleigh, North Carolina, WRDC-TV, Durham, North Carolina, WLOS-TV, Asheville, North Carolina, and WMMP-TV, Charleston, South Carolina) and two Cunningham Broadcasting Corporation stations (WBSC-TV, Anderson, South Carolina and WTAT-TV, Charleston, South Carolina), which are programmed by us pursuant to LMAs.  The petition contains essentially the same allegations that have been brought in the past by the Rainbow/PUSH Coalition, which were dismissed or denied by the FCC, and several other allegations which we believe have no merit.  We do not believe that the petition will have a material adverse effect on our consolidated financial position, consolidated results of operations or consolidated cash flows.

Operating Leases

As of March 31, 2005, we had an outstanding letter of credit of $0.9 million under our revolving credit facility.  The letter of credit acts as a guarantee of lease payments for the property occupied by WTTA-TV in Tampa, Florida pursuant to the terms and conditions of the lease agreement.

Network Affiliation Agreements

Fifty-nine of the 61 television stations that we own and operate, or to which we provide programming services or sales services, currently operate as affiliates of FOX (20 stations), WB (19 stations), ABC (9 stations), UPN (6 stations), NBC (3 stations) and CBS (2 stations).  The remaining two stations are independent.  The networks produce and distribute programming in exchange for each station’s commitment to air the programming at specified times and for commercial announcement time during the programming.  Certain of our television stations air network affiliated programming even though the respective network affiliation agreement has expired.  As of March 31, 2005, the aggregate net book value of such affiliation agreements was $88.9 million.

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

Changes in the Rules on Television Ownership and Local Marketing Agreements

In 1999, the FCC decided to attribute Local Marketing Agreements (LMAs) for ownership purposes but grandfathered LMAs that were entered into prior to November 5, 1996, permitting the LMAs to continue pending the FCC’s case-by-case review of each LMA.  The FCC has not yet begun its review of grandfathered LMAs nor indicated when it will begin that review.

Under the FCC’s 2003 ownership rules we would be allowed to continue to program most of the stations with which we have an LMA.  However, the FCC’s 2003 ownership rules have been stayed by the U.S. Court of Appeals for the Third Circuit and are still on remand to the FCC.  The petitions by several parties, including us, seeking review of the Third Circuit decision are also still pending before the Supreme Court of the United States.  Accordingly, it is not clear if we will be required to terminate or modify our LMAs in markets where we have such arrangements.

In 2003, the FCC dismissed our applications to acquire certain LMA stations.  We filed an application for review of that decision, which is still pending.  We recently filed a petition with the U.S. Court of Appeals for the D.C. Circuit requesting that the Court direct the FCC to take final action on our applications.  The Court ordered the FCC to respond to our petition but has not acted on the merits of the petition.

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

WNAB Options

We entered into an agreement with an unrelated third party to purchase certain license and non-license television broadcast assets of WNAB-TV in Nashville, Tennessee at our option (the call option) and additionally, the unrelated third party may require us to purchase these license and non-license broadcast assets at their option (the put option).  On January 2, 2003, we made an $18.0 million non-refundable deposit against the purchase price of the put or call option on the non-license assets in return for a reduction of $0.1 million in our monthly profit sharing arrangements.

On March 25, 2005, we exercised our option (the call option) to acquire the license and non-license broadcast assets of WNAB for $5.0 million and $8.3 million, respectively.  To the extent that we have not closed on the license asset call option by December 23, 2005, we will pay a non-refundable portion of the exercise price of $4.5 million; and if we have not closed by December 22, 2006 we will pay the remaining non-refundable portion of the exercise price of $0.5 million.  We will pay $8.3 million for the non-license broadcast assets when we close, no later than May 31, 2005.  We may settle the call options for the license assets entirely in cash or, at our option, we may pay up to one-half of the purchase price by issuing additional shares of our Class A Common Stock.  Upon closing of the WNAB non-license broadcast assets, we will reevaluate our treatment of WNAB as a variable interest entity.

3.              SUPPLEMENTAL CASH FLOW INFORMATION:

During the three months ended March 31, 2005 and 2004, our supplemental cash flow information was as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Income taxes paid from continuing operations	$554	$776
Income taxes paid related to sale of discontinued operations	$34	$7
Income tax refunds received	$372	$811
Interest payments	$31,816	$32,951

4.              DERIVATIVE INSTRUMENTS:

We enter into derivative instruments primarily to reduce the impact of changing interest rates on our floating rate debt and to reduce the impact of changing fair market values on our fixed rate debt.

Our losses resulting from prior year terminations of fixed to floating interest rate agreements are reflected as a discount on our fixed rate debt and are being amortized to interest expense through December 15, 2007, the expiration date of the terminated swap agreements.  For the three months ended March 31, 2005 and 2004, amortization of the discount of $0.1 million was recorded as interest expense for each respective period.

We experienced deferred net losses in prior years related to terminations of floating to fixed interest rate swap agreements.  These deferred net losses are reflected as other comprehensive loss, net of tax effect, and were being amortized to interest expense through June 3, 2004, the expiration dates of the terminated swap agreements.  For the three months ended March 31, 2004, we amortized $0.4 million from accumulated other comprehensive loss and deferred tax asset to interest expense.

As of March 31, 2005, we held the following derivative instruments (amounts in millions):

Notional Amount	Expiration Date	Interest Payable	Interest Receivable	FMV Asset (Liability) (4)

$ 375.0(1)	June 5, 2006	6.25 – 7.00%	LIBOR (3)	$(10.2)
$ 200.0(1)	June 5, 2006	6.25 – 7.00%	LIBOR (3)	(5.6)
$ 300.0(2)	March 12, 2012	LIBOR + 2.28% (3)	8.00%	8.4
$ 100.0(2)	March 15, 2012	LIBOR + 3.095% (3)	8.00%	(1.5)
				$(8.9)

(1)          These swap agreements do not qualify for hedge accounting treatment under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133); therefore, changes in their fair market values are reflected currently in earnings as unrealized gain (loss) from derivative instruments.  We incurred an unrealized gain related to these instruments of $8.9 million and an unrealized loss of $0.1 million for the three months ended March 31, 2005 and 2004, respectively.

(2)          These swaps are accounted for as hedges in accordance with SFAS 133; therefore changes in their fair market values are reflected as adjustments to the carrying value of the underlying debt being hedged.

(3)          Represents a floating rate based on the three month London Interbank Offered Rate (LIBOR).

(4)          The fair market value (FMV) of the interest rate swap agreements is estimated by obtaining quotations from the international financial institutions party to each derivative contract. The fair value is an estimate of the net amount that we would receive (pay) on March 31, 2005 if we cancelled the contracts or transferred them to other parties.

During May 2003, we completed an issuance of $150.0 million aggregate principal amount of 4.875% Convertible Senior Subordinated Notes.  Under certain circumstances, we will pay contingent cash interest to the holder of the convertible notes during any six month period from January 15 to July 14 and from July 15 to January 14, commencing with the six month period beginning January 15, 2011.  The contingent interest feature is an embedded derivative which had a negligible fair value as of March 31, 2005.

5.              EARNINGS (LOSS) PER SHARE:

The following table reconciles income (numerator) and shares (denominator) used in our computations of earnings (loss) per share for the three months ended March 31, 2005 and 2004 (in thousands, except per share data):

	Three Months Ended
	March 31,
	2005	2004
Income (Numerator)
Net income (loss) from continuing operations	$8,408	$(1,793)
Net income from discontinued operations	2,901	2,082
Net income	11,309	289
Preferred stock dividends payable	2,502	2,588
Net income (loss) available to common shareholders	$8,807	$(2,299)

Shares (Denominator)
Weighted-average number of common shares	85,235	85,936
Dilutive effect of outstanding stock options	1	276
Weighted-average number of common equivalent shares outstanding	85,236	86,212

Basic earnings (loss) per share (EPS) represents the portion of our net income allocated to each outstanding share of common stock.  EPS is calculated by subtracting dividends paid on our preferred stock from our net income and dividing that amount by the weighted shares outstanding during the reporting period.

Diluted earnings (loss) per share (diluted EPS) represents what the EPS would be if all convertible securities were exercised.  In other words, diluted EPS takes into account all stock options, convertible bonds and convertible preferred stock as if they were exercised for, or converted into, shares of common stock.  This would result in an increased number of shares outstanding.  As of March 31, 2005 and 2004, there were 1,415 and 275,729 outstanding stock options, respectively, that could have been exercised for shares of common stock.  All remaining options that were outstanding during the three months ended March 31, 2005 and 2004 were not included in the computation of diluted EPS because the exercise prices were greater than the average market price of our common shares during the respective reporting periods.  All convertible bonds and shares were not included in the computation of diluted EPS because their effect would be anti-dilutive during the respective reporting period.

6.              DISCONTINUED OPERATIONS:

KOVR Disposition

On December 2, 2004, we entered into an agreement to sell KOVR-TV in Sacramento, California, including the FCC license, and our investment in KOVR Joint Venture to an unrelated third party.  The FCC approved the transfer of the license to the unrelated third party and we completed the sale on April 29, 2005 for a cash purchase price of $285.0 million.  The net proceeds were used to repay bank debt.

KSMO Disposition

On November 12, 2004, we entered into an agreement to sell KSMO-TV in Kansas City, Missouri, including the FCC license (KSMO broadcast license), to an unrelated third party for $33.5 million.  During 2004, we completed the sale of KSMO non-license assets for $26.8 million and recorded a deferred gain, which is stated separately on the consolidated balance sheet, of $26.1 million, net of taxes and which will be recognized upon the closing of the sale of the KSMO broadcast license to the unrelated third party.  The closing of the KSMO broadcast license, expected to occur by the end of 2005, is pending approval by the FCC for transfer of the license to the unrelated third party.  We are currently operating KSMO under a joint sales agreement.

7.                    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS:

Sinclair Television Group, Inc. (STG) is a wholly-owned subsidiary of Sinclair Broadcast Group, Inc. (SBG).  STG is the primary obligor under our Bank Credit Agreement, the 8.75% Senior Subordinated Notes due 2011 and the 8% Senior Subordinated Notes due 2012.  Our Class A Common Stock, Class B Common Stock, Series D Convertible Exchangeable Preferred Stock and the 4.875% Convertible Senior Subordinated Notes remain at SBG and are not obligations nor securities of STG.

SBG and KDSM, LLC, a wholly-owned subsidiary of SBG, have fully and unconditionally guaranteed all of STG’s obligations.  Those guarantees are joint and several.  There are no significant restrictions on the ability of SBG, STG or KDSM, LLC to obtain funds from their subsidiaries in the form of dividends or loans.

The following condensed consolidating financial statements present the financial position, results of operations and cash flows of SBG, STG, KDSM, LLC, the direct and indirect non-guarantor subsidiaries of SBG and the eliminations necessary to arrive at our information on a consolidated basis.  These statements are presented in accordance with the disclosure requirements under Securities and Exchange Commission Regulation S-X, Rule 3-10.

CONDENSED CONSOLIDATED BALANCE SHEET

AS OF MARCH 31, 2005

(in thousands) (unaudited)

		Guarantor Subsidiaries
	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Cash	$—	$18,793	$30	$2,508	$—	$21,331
Accounts receivable	158	116,326	1,392	2,913	—	120,789
Other current assets	698	67,853	536	4,022	—	73,109
Assets held for sale	—	98,062	—	—	—	98,062
Total current assets	856	301,034	1,958	9,443	—	313,291

Property and equipment, net	10,414	311,632	4,967	2,699	—	329,712

Investment in consolidated subsidiaries	345,693	—	—	—	(345,693)	—
Other long-term assets	44,837	46,330	346	9,783	(4,295)	97,001
Total other long-term assets	390,530	46,330	346	9,783	(349,988)	97,001

Acquired intangible assets	—	1,628,405	5,708	47,572	—	1,681,685

Total assets	$401,800	$2,287,401	$12,979	$69,497	$(349,988)	$2,421,689

Accounts payable and accrued liabilities	$8,498	$57,848	$394	$8,126	$—	$74,866
Current portion of long-term debt	3,111	12,981	—	—	—	16,092
Other current liabilities	—	132,407	1,532	747	—	134,686
Liabilities held for sale	—	12,365	—	—	—	12,365
Total current liabilities	11,609	215,601	1,926	8,873	—	238,009

Long-term debt	157,343	1,418,005	2,294	33,500	—	1,611,142
Other liabilities	(7)	337,587	791	5,607	(4,295)	339,683
Total liabilities	168,945	1,971,193	5,011	47,980	(4,295)	2,188,834

Preferred stock	33	—	—	—	—	33
Common stock	853	—	—	—	—	853
Additional paid-in capital	753,885	604,933	19,412	64,008	(688,353)	753,885
Accumulated deficit	(521,916)	(288,725)	(11,444)	(42,491)	342,660	(521,916)
Total shareholders’ equity	232,855	316,208	7,968	21,517	(345,693)	232,855
Total liabilities and shareholders’ equity	$401,800	$2,287,401	$12,979	$69,497	$(349,988)	$2,421,689

CONDENSED CONSOLIDATED BALANCE SHEET

AS OF DECEMBER 31, 2004

(in thousands) (unadudited)

		Guarantor Subsidiaries
	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Cash	$—	$7,861	$27	$2,603	$—	$10,491
Accounts receivable	179	127,327	1,482	3,074	—	132,062
Other current assets	741	83,598	866	4,692	(122)	89,775
Assets held for sale	—	97,822	—	—	—	97,822
Total current assets	920	316,608	2,375	10,369	(122)	330,150

Property and equipment, net	10,957	320,866	5,119	2,837	—	339,779

Investment in consolidated subsidiaries	342,874	—	—	—	(342,874)	—
Other long-term assets	42,875	60,232	428	9,252	(3,171)	109,616
Total other long-term assets	385,749	60,232	428	9,252	(346,045)	109,616

Acquired intangible assets	—	1,632,766	5,749	47,603	—	1,686,118

Total assets	$397,626	$2,330,472	$13,671	$70,061	$(346,167)	$2,465,663

Accounts payable and accrued liabilities	$10,365	$65,360	$467	$8,277	$(122)	$84,347
Current portion of long-term debt	3,080	12,366	—	33,500	—	48,946
Other current liabilities	—	139,181	1,871	869	—	141,921
Liabilities held for sale	—	13,447	—	—	—	13,447
Total current liabilities	13,445	230,354	2,338	42,646	(122)	288,661

Long-term debt	157,629	1,430,758	2,282	—	—	1,590,669
Other liabilities	1	355,873	997	6,082	(3,171)	359,782
Total liabilities	171,075	2,016,985	5,617	48,728	(3,293)	2,239,112

Preferred stock	33	—	—	—	—	33
Common stock	851	—	—	—	—	851
Additional paid-in capital	752,130	614,723	19,783	62,975	(697,481)	752,130
Accumulated deficit	(526,463)	(301,236)	(11,729)	(41,642)	354,607	(526,463)
Total shareholders’ equity	226,551	313,487	8,054	21,333	(342,874)	226,551
Total liabilities and shareholders’ equity	$397,626	$2,330,472	$13,671	$70,061	$(346,167)	$2,465,663

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2005

(in thousands) (unaudited)

		Guarantor Subsidiaries
	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Net revenue	$—	$157,649	$2,114	$4,921	$—	$164,684

Program and production	—	37,612	443	—	—	38,055
Selling, general and administrative	3,916	35,493	549	491	—	40,449
Depreciation, amortization and other operating expenses	589	47,047	814	5,213	—	53,663
Total operating expenses	4,505	120,152	1,806	5,704	—	132,167

Operating (loss) income	(4,505)	37,497	308	(783)	—	32,517

Equity in earnings of subsidiaries	11,947	—	—	—	(11,947)	—
Interest income	—	119	—	2	—	121
Interest expense	(2,172)	(26,220)	(66)	(513)	—	(28,971)
Other income (expense)	5,421	4,761	42	(81)	—	10,143
Total other income (expense)	15,196	(21,340)	(24)	(592)	(11,947)	(18,707)

Income tax benefit (provision)	618	(6,547)	—	527	—	(5,402)
Income from discontinued operations	—	2,901	—	—	—	2,901
Net income (loss)	$11,309	$12,511	$284	$(848)	$(11,947)	$11,309

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2004

(in thousands) (unaudited)

		Guarantor Subsidiaries
	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Net revenue	$—	$158,315	$1,856	$3,813	$—	$163,984

Program and production	—	38,518	404	—	—	38,922
Selling, general and administrative	3,947	35,179	627	709	—	40,462
Depreciation, amortization and other operating expenses	680	53,168	838	4,652	—	59,338
Total operating expenses	4,627	126,865	1,869	5,361	—	138,722

Operating (loss) income	(4,627)	31,450	(13)	(1,548)	—	25,262

Equity in earnings of subsidiaries	2,804	—	—	—	(2,804)	—
Interest income	11	59	188	—	(187)	71
Interest expense	(2,187)	(28,243)	(64)	(512)	187	(30,819)
Other income (expense)	2,909	85	(71)	(351)	—	2,572
Total other income (expense)	3,537	(28,099)	53	(863)	(2,804)	(28,176)

Income tax benefit (provision)	1,379	(1,248)	—	990	—	1,121
Income from discontinued operations	—	2,082	—	—	—	2,082
Net income (loss)	$289	$4,185	$40	$(1,421)	$(2,804)	$289

STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2005

(in thousands) (unaudited)

		Guarantor Subsidiaries
	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES	$(4,058)	$27,430	$376	$(810)	$—	$22,938
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(13)	(3,505)	(3)	(17)	—	(3,538)
Additional investments	(192)	(26)	—	(300)	—	(518)
Proceeds from the sale of property	—	21	—	—	—	21
Loans to affiliates	(20)	—	—	—	—	(20)
Proceeds from loans to affiliates	28	—	—	—	—	28
Net cash flows (used in) from investing activities	(197)	(3,510)	(3)	(317)	—	(4,027)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Repayments of notes payable, commercial bank financing and capital leases	(255)	(2,245)	—	—	—	(2,500)
Proceeds from exercise of stock options	13	—	—	—	—	13
Increase (decrease) in intercompany payables	9,128	(9,790)	(371)	1,033	—	—
Dividends paid on Series D Preferred Stock	(2,502)	—	—	—	—	(2,502)
Dividends paid on Class A Common Stock	(2,129)	—	—	—	—	(2,129)
Repayment of notes and capital leases to affiliates	—	(953)	—	—	—	(953)
Net cash flows from (used in) financing activities	4,255	(12,988)	(371)	1,033	—	(8,071)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	10,932	2	(94)	—	10,840
CASH AND CASH EQUIVALENTS, beginning of period	—	7,861	27	2,603	—	10,491
CASH AND CASH EQUIVALENTS, end of period	$—	$18,793	$29	$2,509	$—	$21,331

STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2004

(in thousands) (unaudited)

		Guarantor Subsidiaries
	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES	$(5,299)	$34,159	$633	$(2,392)	$—	$27,101
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(346)	(11,583)	(62)	365	—	(11,626)
Consolidation of variable interest entity	—	17,984	—	(17,745)	—	239
Additional investments	(2,039)	—	—	—	—	(2,039)
Proceeds from the sale of property	—	12	—	—	—	12
Loans to affiliates	(344)	—	—	—	—	(344)
Proceeds from loans to affiliates	1,806	—	—	—	—	1,806
Net cash flows (used in) from investing activities	(923)	6,413	(62)	(17,380)	—	(11,952)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Repayments of notes payable, commercial bank financing and capital leases	(212)	(24,788)	—	—	—	(25,000)
Proceeds from exercise of stock options	1,057	—	—	—	—	1,057
Payments for deferred financing costs	—	(33)	—	—	—	(33)
Increase (decrease) in intercompany payables	7,965	(26,984)	(521)	19,540		—
Dividends paid on Series D Preferred Stock	(2,588)	—	—	—	—	(2,588)
Repayment of notes and capital leases to affiliates	—	(952)	—	—	—	(952)
Net cash flows from (used in) financing activities	6,222	(52,757)	(521)	19,540	—	(27,516)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(12,185)	50	(232)	—	(12,367)
CASH AND CASH EQUIVALENTS, beginning of period	—	25,440	44	3,246	—	28,730
CASH AND CASH EQUIVALENTS, end of period	$—	$13,255	$94	$3,014	$—	$16,363

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The following information should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this quarterly report and the audited financial statements and notes thereto and Management’s Discussion and Analysis contained in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2004.

This report includes or incorporates forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995.  We have based these forward-looking statements on our current expectations and projections about future events.  These forward-looking statements are subject to risks, uncertainties and assumptions about us, including among other things, the following risks:

General risks

•                  the impact of changes in national and regional economies;

•                  terrorist acts of violence or war and other geopolitical events;

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

•                  the timely adoption of digital television over analog by the viewing public;

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

•                  our ability to service our outstanding debt;

•                  changes in the makeup of the population in the areas where our stations are located;

•                  successful integration of outsourcing agreements; and

•                  FCC license renewals.

Other matters set forth in this report, including the Risk Factors set forth in this quarterly report and in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2004 filed with the Securities and Exchange Commission, may also cause actual results in the future to differ materially from those described in the forward-looking statements.  We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this report might not occur.

The following table sets forth certain operating data for the three months ended March 31, 2005 and 2004:

OPERATING DATA (in thousands, except per share data):

	Three Months Ended March 31,
	2005	2004
Statement of Operations Data:
Net broadcast revenues (a)	$145,227	$146,470
Revenues realized from station barter arrangements	14,536	13,510
Other operating divisions revenues	4,921	4,004
Total revenues	164,684	163,984

Station production expenses	38,055	38,922
Station selling, general and administrative expenses	35,063	34,870
Expenses recognized from station barter arrangements	13,430	12,515
Depreciation and amortization expense (b)	17,732	16,584
Amortization of program contract costs and net realizable value adjustments	17,230	25,424
Stock-based compensation	218	497
Other operating divisions expenses	5,053	4,318
Corporate general and administrative expenses	5,386	5,592
Operating income	32,517	25,262

Interest expense (c)	(28,971)	(30,819)
Interest income	121	71
Loss on sale of assets	(11)	(19)
Unrealized gain (loss) on derivative instrument	8,899	(95)
Income from equity and cost investees	1,179	2,521
Other income	76	165
Income (loss) from continuing operations before income taxes	13,810	(2,914)
Income tax (provision) benefit	(5,402)	1,121
Income from discontinued operations, net of related income taxes	2,901	2,082
Net income	$11,309	$289
Net income (loss) available to common shareholders	$8,807	$(2,299)

Per Share Data:
Basic and diluted net earnings (loss) per share from continuing operations	$0.07	$(0.05)
Basic and diluted net earnings per share from discontinued operations	$0.03	$0.02
Basic and diluted earnings (loss) per common share	$0.10	$(0.03)

	March 31, 2005	December 31, 2004
Balance Sheet Data:
Cash and cash equivalents	$21,331	$10,491
Total assets	$2,421,689	$2,465,663
Total debt (d)	$1,627,235	$1,639,615
Total shareholders’ equity	$232,855	$226,551

(a)   “Net broadcast revenues” is defined as station broadcast revenues net of agency commissions.

(b)   Depreciation and amortization includes depreciation and amortization of property and equipment and amortization of definite-lived intangible assets and other assets.

(c)   Interest expense for the three months ended March 31, 2004 is less than what was previously reported because $1.6 million was reclassified to discontinued operations in accordance with applicable accounting rules.  For the three months ended March 31, 2005, interest expense of $2.6 million was reclassified to discontinued operations.

(d)   “Total debt” is defined as long-term debt, net of unamortized discount and capital lease obligations, including current portion thereof.  Total debt does not include our preferred stock.

RESULTS OF OPERATIONS

Overview

Our first quarter broadcast revenues were positively impacted by Super Bowl revenues and nearly equaled our revenues from the first quarter of 2004, a political year.  Additionally, the ratings for our ABC and FOX stations were up in the February ratings book and we expect to benefit from their improved performance.  Meanwhile, automotive spending, our single largest advertising category, remains soft and we expect this category to remain soft into the second quarter.

We closed on the sale of KOVR-TV, our CBS affiliate in Sacramento, California, for $285 million.  The net proceeds were used to repay bank debt, saving us an estimated $12.0 million in interest costs annually.  Finally, we have entered into multi-year retransmission agreements with one of the nation’s largest cable and satellite operators.  We believe that all of these recent events deliver value to our shareholders.

Unless otherwise indicated, references in this discussion and analysis to the first quarter of 2005 and 2004 are to our three months ended March 31, 2005 and 2004, respectively.  Additionally, references to the second, third or fourth quarter are to the three months ended June 30, September 30 and December 31, respectively, for the year being discussed.

Operating Results

The following table presents our revenues from continuing operations, net of agency commissions, for the first quarter (in millions):

			Percent Change
	2005	2004	‘05 vs. ‘04
Local revenues:
Non-Political	$85.9	$84.8	1.3%
Political	0.1	0.9	(88.9)%
Total Local	86.0	85.7	0.4%

National revenues:
Non-Political	51.7	51.9	(0.4)%
Political	0.1	1.8	(94.4)%
Total National	51.8	53.7	(3.5)%

Other revenues	7.4	7.1	4.2%
Total Broadcasting Revenues	$145.2	$146.5	(0.9)%

Net broadcast revenues

From a revenue category standpoint, 2005, when compared to 2004, was negatively impacted by a decrease of advertising revenues generated from the political, telecommunications, fast food, home products and movie sectors, offset by increases in the service industries, medical and school sectors.  Automotive, our largest category representing 25.0% of net time sales, was down 0.6%.

From a network affiliate perspective, broadcast revenue from time sales at our FOX affiliates, which represent our largest affiliation at 42.0% of total net time sales, was up 3.1% for 2005 as compared to 2004.  The increase for our FOX stations included revenue of $4.0 million related to the Super Bowl, which was carried on our FOX network affiliates in 2005.  The network affiliations that experienced revenue growth for 2005 were our UPN affiliates (8.0% of the total net time sales) and independent stations (1.1% of the total net time sales) which increased 6.8% and 7.9%, respectively, compared with 2004.  Our CBS (1.7% of the total net time sales), NBC (4.3% of the total net time sales), WB (25.7% of the total net time sales) and ABC (17.2% of the total net time sales) affiliates experienced a decline of 23.5%, 9.2%, 6.7% and 1.0%, respectively, compared with 2004.

Political Revenues

Both local and national political revenues were the primary drivers of our revenues in 2004.  We attribute this to the fact that we have stations in nine of the 16 so called “battleground states,” including five stations in Ohio and multiple stations in each of Florida, Iowa, Missouri and Wisconsin.  We do not expect political revenues to be significant in 2005 because this is not an election year.

Local Revenues

Our revenues from local advertisers, excluding political revenues, increased in 2005.  We continue to focus on increasing local advertising revenues through innovative sales and marketing strategies in our markets.  Revenues from our new business initiatives increased by $2.4 million to $5.4 million in 2005 from $3.0 million in 2004.  Additionally, during 2004 we implemented an enhanced sales training course for all of our salespeople with a focus on local revenue sales.  We expect that these efforts will enable us to continue the upward trend of local revenues, excluding political sales, during 2005.

National Revenues

Our revenues from national advertisers, excluding political revenues, have continued to trend downward over time.  We believe this trend represents a significant shift in the way national advertising dollars are being spent.  We are seeing a shift by the national advertisers toward spending more resources during our network programming hours and away from other times during the day where we have more inventory available for sale.

Other Operating Divisions Revenue and Expense

During the three months ended March 31, 2005, the other operating divisions revenue that related to G1440, our software development and consulting company, increased by $0.5 million to $2.0 million or 33.3%, from $1.5 million for the same period last year.  G1440’s operating expenses increased by $0.5 million to $1.9 million for 2005 as compared to $1.4 million for 2004.  Other operating divisions revenue related to our ownership interest in Acrodyne increased by $0.5 million to $3.0 million or 20.0% from revenues of $2.5 million for 2004.  Acrodyne’s operating expenses increased $0.2 million to $3.1 million for 2005, as compared to $2.9 million for 2004.

The following table presents our significant expense categories for the first quarter (in millions):

			Percent Change
	2005	2004	‘05 vs. ‘04

Station production expenses	$38.1	$38.9	(2.1)%
Station selling, general and administrative expenses	$35.1	$34.9	0.6%
Depreciation of property and equipment	$13.2	$11.9	10.9%
Amortization of program contract costs	$17.2	$25.4	(32.3)%
Amortization of definite-lived intangible assets	$4.5	$4.7	(4.3)%
Corporate general and administrative expenses	$5.4	$5.6	(3.6)%
Interest expense	$29.0	$30.8	(5.8)%
Unrealized gain (loss) from derivative instruments	$8.9	$(0.1)	9,000.0%
Income tax provision (benefit)	$(5.4)	$1.1	(590.9)%

Station production expenses

Station production costs decreased in 2005 compared to 2004 as a result of decreases in costs related to LMAs and outsourcing agreements of $0.9 million.  There were also decreases in promotion expense of $0.7 million due to cutbacks in promotional plans, news expenses of $0.6 million and other miscellaneous decreases of $0.3 million.  These decreases were offset by an increase of salary expense of $0.5 million, rating service fees of $0.6 million and engineering expense of $0.5 million.

Station selling, general and administrative expenses

In 2005, we had an increase in expenses for Cunningham of $0.5 million and vacation expense of $0.3 million compared to 2004. These increases were offset by decreases in bad debt expense of $0.3 million, electric expense of $0.2 million and a decrease in national sales commissions of $0.1 million related to decreased national revenue for 2005.

Depreciation and Amortization

Depreciation and amortization expenses are comprised of three components: depreciation of property and equipment, amortization of program contract costs and amortization of definite-lived intangible assets.

Depreciation of Property and Equipment:  The depreciation of property and equipment was $13.2 million in 2005 and $11.9 million in 2004.  This expense continues to increase due to significant amounts of capital expenditures related to digital equipment and for our News Central operations.

Amortization of Program Contract Costs:  The amortization of program contract costs was $17.2 million in 2005 and $25.4 million in 2004.  The decrease in amortization expense is primarily because we have spent less for program additions than we had in prior years.

Amortization of Definite-lived Intangible Assets:  The amortization of definite-lived intangibles was $4.5 million in 2005 and $4.7 million in 2004.  This expense is decreasing only slightly over time as a result of certain intangible assets becoming fully amortized each year.  We do not expect any material changes in the intangible balance in the near future.

Corporate general and administrative expenses

Corporate general and administrative expenses represent the cost to operate our corporate headquarters location.  Such costs include, among other things, corporate departmental salaries, bonuses and fringe benefits, officers’ life insurance, rent, telephone, consulting fees, legal, accounting and director fees.  Corporate departments include executive, treasury, finance and accounting, human resources, technology, corporate relations, legal, sales, operations and purchasing.  In 2005, there was a decrease of $0.2 million from 2004, due to decreases of salary and training expenses of $0.4 million, decreases in consulting fees of $0.3 million and other miscellaneous decreases of $0.1 million.  These were offset by an increase in expense of $0.6 million related to compliance with the Sarbanes-Oxley Act of 2002.

Interest expense

Interest expense presented in the financial statements is related to continuing operations, with a portion of interest expense being allocated to discontinued operations in accordance with applicable accounting rules.  Interest expense decreased in 2005 by $1.8 million primarily as a result of the refinancing we did in the second quarter of 2004 in an effort to reduce our overall interest costs.

Derivative Instruments

We record gains and losses related to certain of our derivative instruments.  These instruments were entered into by us prior to implementing FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities and due to the way they were structured, they did not qualify as effective hedges (as that term is defined in the accounting guidance).  Generally, when derivative instruments are not effective, the change in the fair value of the instruments is recorded in the statement of earnings for each respective period.  The fair value of our derivative instruments is primarily based on the future interest rate curves at the end of each period.

In 2004, the future interest rate curves reflected decreasing interest rates and we recorded an unrealized loss from derivative instruments in our statements of operations.  In 2005, the future interest rate curves reflected increasing interest rates and we recorded an unrealized gain from derivative instruments in our statements of operations.

Income tax provision

The income tax provision from continuing operations increased to $5.4 million in 2005 from an income tax benefit of $1.1 million in 2004.  The change to a provision from a benefit is because in 2005 we had pre-tax income from continuing operations while in 2004 we had a pre-tax loss.  The effective tax rate in 2005 was 39.1% compared to (38.5)% in 2004.  The difference between the absolute value of the tax rate between these periods is negligible.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operations and availability under our Bank Credit Agreement (the Bank Credit Agreement). The Bank Credit Agreement consists of a $225.0 million revolving credit facility maturing on June 30, 2008, a $150.0 million Term Loan A Facility and a $250.0 million Term Loan C Facility.  On June 25, 2004, we amended and restated our Bank Credit Agreement lowering our annual interest rate.  As part of the amendment, we fully redeemed our $460.9 million Term Loan B Facility with borrowings under our revolving credit facility and with new lower priced, $150.0 million Term Loan A and $250.0 million Term Loan C Facilities.  We did not make any changes to the terms of the revolving credit facility.

The Term Loan A Facility is repayable in quarterly installments, amortizing as follows:

•                  1.25% per quarter commencing March 31, 2005 to March 31, 2007

•                  2.50% per quarter commencing March 31, 2007 and continuing through its maturity on June 30, 2009.

The Term Loan C Facility is repayable in quarterly installments, amortizing 0.25%, commencing March 31, 2005 through its maturity on December 31, 2009.  The applicable interest rate on the revolving credit facility is either London Interbank Offered Rate (LIBOR) plus 1.25% to 2.25% or the alternative base rate plus 0.25% to 1.25% adjusted quarterly based on the ratio of total debt, net of cash, to four quarters’ trailing earnings before interest, taxes, depreciation and amortization, as adjusted in accordance with the Bank Credit Agreement.  Commitments under the revolving credit facility do not reduce incrementally and terminate at maturity.  We are required to prepay the Term Loan Facilities and reduce the revolving credit facility with (i) 100% of the net proceeds of any casualty loss or condemnation and; (ii) 100% of the net proceeds of any sale or other disposition of our assets in excess of $100 million in the aggregate for any fiscal year, to the extent not used to acquire new assets.  The applicable interest rate on the Term Loan A Facility is LIBOR plus 1.75% with step-downs tied to a leverage grid.  The applicable interest rate on the Term Loan C Facility is LIBOR plus 1.75%.

As of March 31, 2005, we had $21.3 million in cash balances and working capital of approximately $75.3 million. We anticipate that cash flow from our operations and revolving credit facility will be sufficient to satisfy our debt service obligations, dividend requirements, capital expenditure requirements and working capital needs for the next year.  As of March 31, 2005, we had fully redeemed our $460.9 million Term Loan B Facility, borrowed a net of $397.5 million on our Term Loan A and Term Loan C facilities and had no borrowings outstanding under our revolving credit facility.  The remaining balance available under the revolving credit facility was $225.0 million as of March 31, 2005. Our ability to draw down our revolving credit facility is based on pro forma trailing cash flow levels as defined in our Bank Credit Agreement and for the three months ended March 31, 2005, we had approximately $121.3 million available of current borrowing capacity under our revolving credit facility.

On April 29, 2005, we paid down $305.0 million on our term loans by utilizing proceeds from the closing on the sale of KOVR-TV and excess cash balances on hand.

On April 19, 2002, we filed a $350.0 million universal shelf registration statement with the Securities and Exchange Commission which will permit us to offer and sell various types of securities from time to time. Offered securities may include common stock, debt securities, preferred stock, depositary shares or any combination thereof in amounts, prices and on terms to be announced when the securities are offered.  As a result of the late filing of Form 8-K in August 2004, regarding the amendment to our ethics policy, we are ineligible to register for securities on Form S-3 until August 2005.  In addition, we are ineligible to issue securities under our shelf registration statement until August 2005.  After August 2005, if we decide to offer any such securities, we intend to use the proceeds for general corporate purposes, including, but not limited to, the reduction, redemption or refinancing of debt or other obligations, acquisitions, capital expenditures and working capital.  In August 2005, we will have $350.0 million of availability under this shelf registration.

Sinclair Television Group (STG) is the primary obligor under our Bank Credit Agreement, our 8.75% Senior Subordinated Notes due 2011 and our 8% Senior Subordinated Notes due 2012.  Sinclair Broadcast Group, Inc. (SBG) and KDSM, LLC have fully and unconditionally guaranteed these securities.  SBG is the primary obligor under our 4.875% Convertible Senior Subordinated Notes.  STG has fully and unconditionally guaranteed the Convertible Senior Subordinated Notes.  In addition, certain wholly-owned subsidiaries of STG have jointly and severally, fully and unconditionally guaranteed our 8.75% Senior Subordinated Notes, our 8% Senior Subordinated Notes and our 4.875% Convertible Senior Subordinated Notes.  (See Note 8. Condensed Consolidating Financial Statements in the notes to our consolidated financial statements for the condensed consolidating financial statements of our guarantor and non-guarantor subsidiaries.)  None of SBG, STG, KDSM, LLC nor any other subsidiary guarantors has any significant restrictions on their ability to obtain funds from their subsidiaries in the form of dividends or loans.

We hold two interest rate swap agreements that have a total notional amount of $575.0 million that expire on June 5, 2006.  Neither agreement has an option to terminate before it expires.  We estimate the fair market value of the $375.0 million and $200.0 million agreements at March 31, 2005 to be a liability of $10.2 million and $5.6 million, respectively, based on quotations from the counterparty.  These amounts are reflected as a component of other long-term liabilities on our consolidated balance sheet as of March 31, 2005.

Net cash flows from operating activities decreased to $22.9 million for the quarter ended March 31, 2005 from $27.1 million for the quarter ended March 31, 2004.  We paid income tax, net of refunds, of $0.2 million for the quarter ended March 31, 2005 as compared to income tax refunds, net of payments, of $28.0 thousand for the quarter ended March 31, 2004.  Interest payments on outstanding indebtedness decreased $1.2 million to $31.8 million from $33.0 million for the quarter ended March 31, 2005 as compared to the quarter ended March 31, 2004.  Program rights payments including those related to discontinued operations increased to $28.2 million for the quarter ended March 31, 2005 from $27.4 million for the quarter ended March 31, 2004, or 2.7%.

Net cash flows used in investing activities were $4.0 million for the three months ended March 31, 2005 as compared to net cash flows used in investing activities of $12.0 million for the three months ended March 31, 2004.  This decrease is primarily a result of a decrease in cash payments for property and equipment during the first quarter of this year compared to last year.  During the quarter ended March 31, 2005, we made cash payments of $3.5 million for property and equipment, of which $1.7 million related to digital conversion costs and $0.1 million related to implementation of our News Central format.  During the quarter ended March 31, 2004, we made cash payments for property and equipment of $11.6 million, of which $5.4 million related to digital conversion costs and $1.5 million related to implementation of our News Central format.  During both the quarters ended March 31, 2005 and 2004, we made cash payments of $0.5 million and $2.0 million, respectively, for the purchase of equity and cost investments.  We funded these investing activities using cash provided by operating activities.  Net proceeds from loans to affiliates was $8.0 thousand for March 2005 compared to $1.5 million for 2004.

For 2005, we anticipate incurring approximately $30.0 million of capital expenditures for station maintenance and equipment replacement and to consolidate building and tower needs in some markets.  In addition, we anticipate that future requirements for expenditures will include expenditures incurred during the ordinary course of business and additional strategic station acquisitions and equity investments if suitable investments can be identified on acceptable terms.  We expect to fund such capital expenditures with cash generated from operating activities and borrowings under our Bank Credit Agreement or an issuance of securities.

Net cash flows used in financing activities was $8.1 million for the three months ended March 31, 2005 compared to net cash flows used in financing activities of $27.5 million for the three months ended March 31, 2004.  During the quarter ended March 31, 2005, we repaid $2.5 million of indebtedness, whereas in the comparable period in 2004, we repaid $25.0 million of indebtedness.  We received proceeds from exercise of stock options of $13.0 thousand and $1.1 million for the quarter ended March 31, 2005 and 2004, respectively.  For the quarters ended March 31, 2005 and 2004, we paid quarterly dividends of $2.5 million and $2.6 million on our Series D Preferred Stock, respectively.  We expect to incur these dividend payments in each of our future quarters and expect to fund these dividends with cash generated from operating activities and borrowings under our Bank Credit Agreement.  During the quarter ended March 31, 2005, we paid quarterly dividends of $2.1 million on our common stock.  We declared a quarterly cash dividend of $0.05 per share on our common stock which was paid on April 14, 2005.  On May 3, 2005, the Board of Directors increased the annual dividend paid on our Class A and Class B Common Stock from $0.20 to $0.30 per share.  We expect to continue to pay the current quarterly dividend rate of $0.075 in each of our future quarters and to fund these dividends with cash generated from operating activities and borrowings under our Bank Credit Agreement.

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

Our operating results are usually subject to fluctuations from political advertising.  In even years, political spending is significantly higher than in odd years due to advertising expenditures surrounding local and national elections.  Additionally, every four years, political spending is elevated further due to advertising expenditures surrounding the presidential election.

Indebtedness and Other Commitments

Indebtedness under the Bank Credit Agreement, as amended.  As of March 31, 2005, we owed $397.5 million under the Bank Credit Agreement, as amended, and had a $225.0 million available balance of which $121.3 million of current borrowing capacity was available.

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

Program contracts payable and programming commitments.  Total current and long-term program contracts payable at March 31, 2005 were $105.8 million and $44.8 million, respectively. In addition, we enter into commitments to purchase future programming. Under these commitments, we were obligated on March 31, 2005 to make future payments totaling $234.7 million.

Other.  Our commitments also include capital leases, operating leases, sports programming, personnel contracts and other liabilities. The amount of these commitments may be material.

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment (SFAS 123R) as a revision to FASB Statement No. 123, Accounting for Stock-Based Compensation.  SFAS 123R supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (Opinion 25), and amends FASB Statement No. 95, Statement of Cash Flows.  This standard requires that all share-based payments, including grants of employee stock options and our employee stock purchase plan, be recognized in the income statement as compensation expense based on their fair values.  We are currently evaluating the alternatives allowed under this standard.  In April 2005, the SEC delayed the effective date of SFAS 123R.  We will adopt SFAS 123R on January 1, 2006.  On April 21, 2005, we accelerated the vesting of 390,039 options which was all of our outstanding unvested options.  There will be no material impact to earnings as a result of this acceleration because most of the options had a strike price above market.  The acceleration of vesting will reduce our compensation expense related to these options by $0.8 million (pre-tax), in aggregate, for the years 2006 through 2008, the remaining vesting period.

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143, (FIN 47) which clarifies the term “conditional asset retirement obligation” as used in Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations.  FIN 47 provides that an asset retirement obligation is conditional when either the timing and (or) method of settling the obligation is conditioned on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal years ending after December 15, 2005. We are currently evaluating the effect of FIN 47 on our financial position, results of operations and cash flows.

CONTRACTUAL CASH OBLIGATIONS AND OFF BALANCE SHEET ARRANGEMENTS

On March 25, 2005, we exercised our option (the call option) to acquire the license and non-license broadcast assets of WNAB-TV in Nashville, Tennessee, for $5.0 million and $8.3 million, respectively.  To the extent that we have not closed on the license asset call option by December 23, 2005, we will pay a non-refundable portion of the exercise price of $4.5 million and if we have not closed by December 22, 2006, we will pay the remaining non-refundable portion of the exercise price of $0.5 million.  We will pay $8.3 million for the non-license broadcast assets when we close, no later than May 31, 2005.  This exercise of the call option decreased our off balance sheet arrangement obligation for purchase options from approximately $22.3 million in aggregate, for all years after 2004, to $13.3 million as of the quarter ended March 31, 2005.

We have had no other material changes outside the ordinary course of business in our contractual cash obligations or our other off balance sheet arrangements.  For additional information, refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K, as amended.

RISK FACTORS

The following sections entitled Network Affiliation Agreements, Changes in Rules on Television Ownership, Changes in Rules on Local Marketing Agreements, Use of Outsourcing Agreements and Indecent Broadcast Restrictions represent an update to these Risk Factors as contained in our Form 10-K for the year ended December 31, 2004.

Network Affiliation Agreements

Fifty-nine of the 61 television stations that we own and operate, or to which we provide programming services or sales services, currently operate as affiliates of FOX (20 stations), WB (19 stations), ABC (9 stations), UPN (6 stations), NBC (3 stations) and CBS (2 stations).  The remaining two stations are independent.  The networks produce and distribute programming in exchange for each station’s commitment to air the programming at specified times and for commercial announcement time during the programming.  Certain of our television stations air network affiliated programming even though the respective network affiliation agreement has expired.  As of March 31, 2005, the aggregate net book value of such affiliation agreements was $88.9 million.

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

Changes in Rules on Television Ownership

In June 2004, the Court of Appeals for the Third Circuit issued a decision which upheld a portion of the 2003 rules and remanded the matter to the FCC for further justification of the rules.  Several parties, including Sinclair, have filed petitions with the Supreme Court of the United States seeking review of the Third Circuit decision.  Those petitions are still pending, and the FCC has not concluded its proceeding on remand.  We cannot predict the outcome of the remand or any subsequent court action, both of which could significantly impact our business.

Changes in Rules on Local Marketing Agreements

In 1999, the FCC decided to attribute Local Marketing Agreements (LMAs) for ownership purposes but grandfathered LMAs that were entered into prior to November 5, 1996, permitting the LMAs to continue pending the FCC’s case-by-case review of each LMA.  The FCC has not yet begun its review of grandfathered LMAs nor indicated when it will begin that review.

Under the FCC’s 2003 ownership rules we would be allowed to continue to program most of the stations with which we have an LMA.  However, the FCC’s 2003 ownership rules have been stayed by the U.S. Court of Appeals for the Third Circuit and are still on remand to the FCC.  The petitions by several parties, including us, seeking review of the Third Circuit decision are also still pending before the Supreme Court of the United States.  Accordingly, it is not clear if we will be required to terminate or modify our LMAs in markets where we have such arrangements.

In 2003, the FCC dismissed our applications to acquire certain LMA stations.  We filed an application for review of that decision, which is still pending.  We recently filed a petition with the U.S. Court of Appeals for the D.C. Circuit requesting that the Court direct the FCC to take final action on our applications.  The Court ordered the FCC to respond to our petition but has not acted on the merits of the petition.

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

Use of Outsourcing Agreements

On August 2, 2004, the FCC released a notice of proposed rulemaking seeking comments on its tentative conclusion that television Joint Sales Agreements should be attributable for ownership purposes.  That proceeding is still pending.  We cannot predict the outcome of this proceeding, nor can we predict how any changes, together with possible changes to the ownership rules, would apply to our existing outsourcing agreements.

Indecent Broadcast Restrictions

It is a violation of federal law and FCC regulations to broadcast obscene or indecent programming between the hours of 6:00 am and 10:00 pm each day.  FCC licensees are, in general, responsible for the contents of their broadcast programming, including content supplied by television networks.  Accordingly, there is a risk of being fined as a result of our broadcast programming, including network programming.  The maximum forfeiture amount for the broadcast of indecent or obscene material is $32,500 for each violation.  In the past few years, the FCC has intensified its scrutiny of allegedly indecent and obscene programming.  The FCC’s review of complaints regarding allegedly indecent or obscene network programming broadcast on some of our FOX and WB affiliates may be delaying the grant of the applications for license renewal of those stations.

Recently, the House of Representatives approved a bill raising the maximum forfeiture amount to $500,000 per violation, subject to some limitations.  Additionally, the proposed law would expressly permit the FCC to consider such violations in the context of license renewal proceedings, proceedings for new licenses or permits and assignment or transfer of control proceedings.  The proposed law would also require the FCC to commence a license revocation proceeding against a licensee after three violations.  The Senate has not yet acted on this bill.

On October 12, 2004, the FCC issued a Notice of Apparent Liability for Forfeiture (NAL) in the amount of $7,000 per station to virtually every FOX station, including the 16 FOX affiliates licensed to us and the four FOX affiliates operated by us.  The NAL alleged that the stations broadcast indecent material contained in an episode of a FOX network program that aired on April 7, 2003.  We, as well as other parties including the FOX network, filed oppositions to the NAL.  That proceeding is still pending.  Although we cannot predict the outcome of that proceeding or the effect of any adverse outcome on the stations license renewal applications, the FOX network has agreed to indemnify its affiliates for the full amount of this liability.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates.  We enter into derivative instruments primarily for the purpose of reducing the impact of changing interest rates on our floating rate debt and to reduce the impact of changing fair market values on our fixed rate debt.

Interest Rate Risks

As of March 31, 2005, we held the following derivative instruments (amounts in millions):

					Pro Forma FMV
Notional Amount	Expiration Date	Interest Payable	Interest Receivable	FMV Asset (Liability) (4)	1% Rate Increase (5)	1% Rate Decrease (5)

$ 375.0(1)	June 5, 2006	6.25 – 7.00%	LIBOR (3)	$(10.2)	$(5.4)	$(14.3)
$ 200.0(1)	June 5, 2006	6.25 – 7.00%	LIBOR (3)	(5.6)	(3.1)	(7.8)
$ 300.0(2)	March 12, 2012	LIBOR + 2.28% (3)	8.00%	8.4	(5.2)	19.8
$ 100.0(2)	March 15, 2012	LIBOR +3.095% (3)	8.00%	(1.5)	(7.2)	3.5
				$(8.9)	$(20.9)	$1.2

(1)   These swap agreements do not qualify for hedge accounting treatment under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133); therefore, changes in their fair market values are reflected currently in earnings as unrealized gain (loss) from derivative instruments.  We incurred an unrealized gain related to these instruments of $8.9 million and an unrealized loss of $0.1 million for the three months ended March 31, 2005 and 2004, respectively.

(2)   These swaps are accounted for as hedges in accordance with SFAS 133; therefore changes in their fair market values are reflected as adjustments to the carrying value of the underlying debt being hedged.

(3)   Represents a floating rate based on the three month London Interbank Offered Rate (LIBOR).

(4)   The fair market value (FMV) of the interest rate swap agreements is estimated by obtaining quotations from the international financial institutions party to each derivative contract. The fair value is an estimate of the net amount that we would receive (pay) on March 31, 2005 if we cancelled the contracts or transferred them to other parties.

(5)   Represents the estimated pro forma FMV of each derivative instrument as of March 31, 2005 if current interest rates were higher by 1% or lower by 1%, which indicates the relative sensitivity of these instruments to changes in interest rates.

We are also exposed to risk from a change in interest rates to the extent we are required to refinance existing fixed rate indebtedness at rates higher than those prevailing at the time the existing indebtedness was incurred.  As of March 31, 2005, we had senior subordinated notes totaling $310.0 million, $650.0 million and $150.0 million expiring in the years 2011, 2012 and 2018, respectively.  Based upon the quoted market price, the fair value of the notes was $1.1 billion as of March 31, 2005.  Generally, the fair market value of the notes will decrease as interest rates rise and increase as interest rates fall.  We estimate that a 1.0% increase from prevailing interest rates would result in a decrease in fair value of the notes by approximately $62.3 million as of March 31, 2005.  The estimates related to the increase or decrease of interest rates are based on assumptions for forecasted future interest rates.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures and concluded that they were effective as of March 31, 2005.

Our Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2005.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of March 31, 2005, our Chief Executive Officer and Chief Financial Officer concluded that, we have reasonable assurance that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Lawsuits and claims are filed against us from time to time in the ordinary course of business.  These actions, other than what is discussed in Note 2. Commitments and Contingencies, are in various preliminary stages and no judgments or decisions have been rendered by hearing boards or courts.  After reviewing developments to date with legal counsel, management is of the opinion that the outcome of such matters will not have a material adverse effect on our consolidated financial position, consolidated results of operations or consolidated cash flows.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on the 10th day of May 2005.

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