Form 10-Q
period 2005-06-30
SINCLAIR BROADCAST GROUP INC
filed 2005-08-09
CIK 912752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)	☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Yes ☒                    No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒                    No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of each class	Number of shares outstanding as of August 2, 2005
Class A Common Stock	46,424,824
Class B Common Stock	39,003,980

SINCLAIR BROADCAST GROUP, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2005

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

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

SIGNATURE

EXHIBIT INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,646	$10,491
Accounts receivable, net of allowance for doubtful accounts of $4,682 and $4,518, respectively	130,780	132,062
Current portion of program contract costs	28,831	48,805
Income taxes receivable	—	624
Prepaid expenses and other current assets	18,284	17,509
Deferred barter costs	2,751	2,173
Assets held for sale	15,392	103,523
Deferred tax assets	21,500	20,354
Total current assets	222,184	335,541

PROGRAM CONTRACT COSTS, less current portion	16,191	26,951
LOANS TO AFFILIATES	15	13
PROPERTY AND EQUIPMENT, net	319,874	336,538
GOODWILL, net	1,047,958	1,041,452
BROADCAST LICENSES, net	409,620	405,416
DEFINITE-LIVED INTANGIBLE ASSETS, net	231,249	237,324
OTHER ASSETS	82,070	82,428
Total assets	$2,329,161	$2,465,663

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,584	$7,056
Income taxes payable	44,277	—
Accrued liabilities	84,665	77,291
Current portion of notes payable, capital leases and commercial bank financing	33,744	43,737
Current portion of notes and capital leases payable to affiliates	5,434	5,209
Current portion of program contracts payable	87,524	112,471
Deferred barter revenues	3,118	2,655
Deferred gain on sale of broadcast assets	29,378	26,129
Liabilities held for sale	9,279	14,698
Total current liabilities	305,003	289,246
LONG-TERM LIABILITIES:
Notes payable, capital leases and commercial bank financing, less current portion	1,435,609	1,571,346
Notes and capital leases payable to affiliates, less current portion	16,847	19,323
Program contracts payable, less current portion	35,599	60,197
Deferred tax liabilities	258,866	216,937
Other long-term liabilities	65,616	80,796
Total liabilities	2,117,540	2,237,845

MINORITY INTEREST IN CONSOLIDATED ENTITIES	6,152	1,267

SHAREHOLDERS’ EQUITY:
Series D Preferred Stock, $0.01 par value, 3,450,000 shares authorized, 0 and 3,337,033 issued and outstanding, respectively	—	33
Class A Common Stock, $0.01 par value, 500,000,000 shares authorized, 46,329,516 and 46,018,574 shares issued and outstanding, respectively	463	460
Class B Common Stock, $0.01 par value, 140,000,000 shares authorized, 39,072,649 and 39,150,828 shares issued and outstanding, respectively; convertible into Class A Common Stock	390	391
Additional paid-in capital	589,851	752,130
Accumulated deficit	(385,235)	(526,463)
Total shareholders’ equity	205,469	226,551
Total liabilities and shareholders’ equity	$2,329,161	$2,465,663

The accompanying notes are an integral part of these unaudited consolidated statements.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
REVENUES:
Station broadcast revenues, net of agency commissions	$163,117	$166,396	$307,545	$312,226
Revenues realized from station barter arrangements	15,001	16,291	29,512	29,771
Other operating divisions’ revenues	5,515	3,930	10,436	7,934
Total revenues	183,633	186,617	347,493	349,931
OPERATING EXPENSES:
Station production expenses	38,829	38,671	76,684	77,399
Station selling, general and administrative expenses	34,209	36,870	68,905	71,377
Expenses recognized from station barter arrangements	13,884	15,028	27,289	27,528
Amortization of program contract costs and net realizable value adjustments	16,425	21,050	33,544	46,377
Stock-based compensation expense	440	419	658	914
Other operating divisions’ expenses	5,248	4,832	10,301	9,150
Depreciation and amortization of property and equipment	13,136	12,389	26,162	24,179
Corporate general and administrative expenses	4,595	5,343	9,981	10,935
Amortization of definite-lived intangible assets and other assets	4,527	4,667	9,054	9,334
Total operating expenses	131,293	139,269	262,578	277,193
Operating income	52,340	47,348	84,915	72,738
OTHER INCOME (EXPENSE):
Interest expense and amortization of debt discount and deferred financing costs	(28,742)	(30,867)	(57,713)	(61,686)
Interest income	108	46	229	117
Income (loss) from sale of assets	11	(14)	—	(33)
Loss from extinguishment of debt	(1,631)	(2,453)	(1,631)	(2,453)
Unrealized gain from derivative instruments	2,827	19,069	11,726	18,974
(Loss) income from equity and cost investees	(1,592)	858	(413)	3,379
Gain from insurance settlement	401	—	401	—
Other income	71	224	148	389
Total other expense	(28,547)	(13,137)	(47,253)	(41,313)
Income from continuing operations before income taxes	23,793	34,211	37,662	31,425
INCOME TAX PROVISION	(8,448)	(13,798)	(13,869)	(12,718)
Net income from continuing operations	15,345	20,413	23,793	18,707
DISCONTINUED OPERATIONS:
Income from discontinued operations, net of related income tax provision of $550, $1,500, $2,070 and $2,760, respectively	1,279	2,398	4,140	4,393
Gain from sale of discontinued operations, net of related income tax provision of $69,508	128,516	—	128,516	—
NET INCOME	145,140	22,811	156,449	23,100
PREFERRED STOCK DIVIDENDS	2,502	2,587	5,004	5,175
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$142,638	$20,224	$151,445	$17,925

BASIC AND DILUTED EARNINGS PER SHARE:
Basic earnings per share from continuing operations	$0.15	$0.21	$0.22	$0.16
Basic earnings per share from discontinued operations	$1.52	$0.03	$1.56	$0.05
Basic earnings per common share	$1.67	$0.24	$1.78	$0.21
Diluted earnings per share from continuing operations	$0.15	$0.19	$0.22	$0.16
Diluted earnings per share from discontinued operations	$1.52	$0.03	$1.56	$0.05
Diluted earnings per common share	$1.67	$0.22	$1.78	$0.21
Weighted average common shares outstanding	85,395	85,630	85,315	85,946
Weighted average common and common equivalent shares outstanding	85,399	92,641	85,318	86,331
Dividends per common share	$0.075	$—	$0.125	$—

The accompanying notes are an integral part of these unaudited consolidated statements.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2005

(in thousands) (Unaudited)

	Series D Preferred Stock	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity

BALANCE, December 31, 2004	$33	$460	$391	$752,130	$(526,463)	$226,551
Dividends declared on common stock	—	—	—	—	(10,634)	(10,634)
Dividends on Series D Preferred Stock	—	—	—	—	(4,587)	(4,587)
Class A Common Stock issued pursuant to employee benefit plans and stock options exercised	—	2	—	1,915	—	1,917
Class B Common Stock converted into Class A Common Stock	—	1	(1)	—	—	—
Series D Preferred Stock converted into debt	(33)	—	—	(164,199)	—	(164,232)
Amortization of deferred compensation	—	—	—	5	—	5
Net income	—	—	—	—	156,449	156,449
BALANCE, June 30, 2005	$—	$463	$390	$589,851	$(385,235)	$205,469

The accompanying notes are an integral part of these unaudited consolidated statements.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands) (Unaudited)

	Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$156,449	$23,100
Adjustments to reconcile net income to net cash flows from operating activities:
Amortization of debt premium	(540)	(541)
Depreciation and amortization of property and equipment	26,678	25,499
Recognition of deferred revenue	(2,471)	(2,464)
Accretion of capital leases	334	355
Loss (income) from equity and cost investees	413	(3,379)
Loss on sale of property	—	33
Gain on sale of broadcast assets related to discontinued operations	(198,205)	—
Amortization of deferred compensation	676	981
Unrealized gain from derivative instruments	(11,726)	(18,974)
Amortization of definite-lived intangible assets and other assets	9,080	9,610
Amortization of program contract costs and net realizable value adjustments	33,910	49,039
Amortization of deferred financing costs	1,354	1,527
Extinguishment of debt, non-cash portion	1,079	1,285
Amortization of derivative instruments	270	829
Deferred tax provision related to operations	17,534	14,663
Deferred tax benefit related to deferred gain	(196)	—
Deferred tax provision related to sale of assets from discontinued operations	22,868	—
Net effect of change in deferred barter revenues and deferred barter costs	(156)	(200)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
(Increase) decrease in minority interest	(315)	194
Increase in accounts receivables, net	(3,360)	(1,892)
Decrease in taxes receivable	624	1,813
Increase in prepaid expenses and other current assets	(1,298)	(2,344)
Decrease in other long term assets	5,295	276
Increase (decrease) in accounts payable and accrued liabilities	1,152	(242)
Increase in income taxes payable	44,289	—
Decrease in other long-term liabilities	(1,123)	(1,103)
Dividends and distributions from equity and cost investees	1,000	1,037
Payments on program contracts	(55,688)	(56,449)
Net cash flows from operating activities	47,927	42,653
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(8,667)	(25,716)
Payment for acquisition of television station	(8,250)	—
Consolidation of variable interest entity	—	239
Contributions in equity investments	(367)	(3,843)
Proceeds from the sale of property	33	17
Proceeds from the sale of broadcast assets related to discontinued operations	289,419	—
Proceeds from insurance settlement	401	—
Loans to affiliates	(64)	(585)
Proceeds from loans to affiliates	62	2,008
Net cash flows from (used in) investing activities	272,567	(27,880)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Repayments of notes payable, commercial bank financing and capital leases	(327,222)	(491,400)
Proceeds from commercial bank financing and notes payable	16,500	469,000
Proceeds from exercise of stock options	18	1,152
Payments for deferred financing costs	(1,913)	(805)
Dividends paid on Series D Convertible Preferred Stock	(5,004)	(5,175)
Dividends paid on Class A Common Stock	(6,398)	—
Repurchase of Series D Convertible Preferred Stock	—	(2,712)
Repurchase of Class A Common Stock	—	(3,934)
Repayments of notes and capital leases to affiliates	(2,320)	(2,250)
Net cash flows used in financing activities	(326,339)	(36,124)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,845)	(21,351)
CASH AND CASH EQUIVALENTS, beginning of period	10,491	28,730
CASH AND CASH EQUIVALENTS, end of period	$4,646	$7,379

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

Discontinued Operations

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we reported the financial position and results of operations of KOVR-TV in Sacramento, California, KSMO-TV in Kansas City, Missouri and WEMT-TV in Tri-Cities, Tennessee as discontinued operations in the accompanying consolidated balance sheets and consolidated statements of operations.  Discontinued operations have not been segregated in the consolidated statements of cash flows and, therefore, amounts for certain captions will not agree with the accompanying consolidated balance sheets and consolidated statements of operations.  The operating results of KOVR, KSMO and WEMT are not included in our consolidated results from continuing operations for the quarters ended June 30, 2005 and 2004.  In accordance with EITF No. 87-24, Allocation of Interest to Discontinued Operations, we have allocated $0.9 million and $1.7 million of interest expense to discontinued operations for the three months ended June 30, 2005 and 2004, respectively, and $3.6 million and $3.4 million for the six months ended June 30, 2005 and 2004, respectively.  This represents interest on the amount of debt to be paid down under the Bank Credit Agreement with the proceeds from the sales of KOVR, KSMO and WEMT.  See Note 6. Discontinued Operations for additional information.

Interim Financial Statements

The consolidated financial statements for the three and six months ended June 30, 2005 and 2004 are unaudited.  In the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the consolidated financial position, consolidated results of operations and consolidated cash flows for these periods.

As permitted under the applicable rules and regulations of the Securities and Exchange Commission, the consolidated financial statements do not include all disclosures normally included with audited consolidated financial statements and, accordingly, should be read together with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2004 filed with the Securities and Exchange Commission.  The consolidated results of operations presented in the accompanying consolidated financial statements are not necessarily representative of operations for an entire year.

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R (SFAS 123R), Share-Based Payment as a revision to FASB Statement No. 123, Accounting for Stock-Based Compensation.  We will adopt SFAS 123R on January 1, 2006.  SFAS 123R supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows.  This standard requires that all share-based payments, including grants of employee stock options and our employee stock purchase plan, be recognized in the income statement as compensation expense based on their fair values.  On April 21, 2005, we accelerated the vesting of 390,039 options, which was all of our outstanding unvested options.  The acceleration of the vesting effectively resulted in a modification to the original options.  In accordance with FASB Interpretation No.44, Accounting for Certain Transactions involving Stock Based Compensation, we recorded an immaterial compensation charge based on the intrinsic value of the awards as measured on the modification date.  The acceleration of vesting will reduce our future compensation expense related to these options by $0.8 million (pre-tax), in aggregate, for the years 2006 through 2008, the original remaining vesting period.  SFAS 123R will also require us to recognize a compensation charge for our Employee Stock Purchase Plan.  For the year ended December 31, 2004, this amount would have been $0.3 million and we expect to incur similar amounts in the future.

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143, (FIN 47) which clarifies the term “conditional asset retirement obligation” as used in SFAS No. 143, Accounting for Asset Retirement Obligations.  FIN 47 provides that an asset retirement obligation is conditional when either the timing and (or) method of settling the obligation is conditioned on a future event.  Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated.  Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists.  This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.  FIN 47 is effective for fiscal years ending after December 15, 2005.  We do not expect the adoption of FIN 47 to have a material impact on our consolidated financial position, consolidated results of operations and consolidated cash flows.

Other Recent Developments

On June 30, 2005, the Governor of Ohio signed the Ohio Biennial Budget Bill.  The bill replaces the Ohio income and franchise tax with a commercial activity tax, among other changes in Ohio law.  We are in the process of interpreting the intricacies of this tax law change and assessing how business decisions regarding our stations in Ohio may impact the net deferred tax liabilities recorded on our consolidated balance sheets.  During the three months ended September 30, 2005, we expect to record a deferred tax benefit for continuing operations to reflect adjustments to our net deferred tax liabilities up to $4.5 million.

Liquidity Assurance

On May 26, 2005, we entered into a twelve month limited scope liquidity assurance with Acrodyne Communications, Inc.(Acrodyne), one of our majority owned subsidiaries.  Pursuant to this agreement, we shall provide to them sufficient funding to cover any necessary working capital needs through May 25, 2006 should Acrodyne not be able to provide that funding on its own.  The exposure to us in this liquidity assurance cannot be estimated nor can its probability of occurrence be estimated.  In connection with this liquidity assurance, we established a $0.5 million line of credit for Acrodyne.  Interest on any unpaid indebtedness will be calculated on a daily basis at LIBOR plus 225 basis points per annum.  As of July 18, 2005, Acrodyne had borrowed $0.1 million.  We do not believe the liquidity assurance will have a material impact to our consolidated financial position, consolidated results of operations or consolidated cash flows and, therefore, have not recorded any liability related to it.

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

Pro Forma Information Related To Stock-Based Compensation

As permitted under SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), we measure compensation expense for our stock-based employee compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and provide pro forma disclosures of income and earnings per share as if the fair value-based method prescribed by SFAS 123 had been applied in measuring compensation expense.

Had compensation expense related to our grants for stock-based compensation plans been determined consistent with SFAS 123, our net income available to common shareholders for the three and six months ended June 30, 2005 and 2004 would approximate the pro forma amounts below (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income available to common shareholders	$142,638	$20,224	$151,445	$17,925
Add: Employee compensation expense for stock options included in reported net income, net of income taxes	440	419	658	914
Less: Total employee compensation expense for stock options determined under fair value method, net of income taxes	(1,205)	(869)	(1,659)	(2,163)
Net income, pro forma	$141,873	$19,774	$150,444	$16,676

Earnings per share:
Basic — as reported	$1.67	$0.24	$1.78	$0.21
Diluted — as reported	$1.67	$0.22	$1.78	$0.21
Basic — pro forma	$1.66	$0.23	$1.76	$0.19
Diluted — pro forma	$1.66	$0.21	$1.76	$0.19

We have computed for pro forma disclosure purposes the value of all options granted during the three and six months ended June 30, 2005 and 2004, respectively, using the Black-Scholes option pricing model as prescribed by SFAS 123 using the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Risk-free interest rate	3.10%	3.12%	3.10%	3.07%
Expected lives	5 years	5 years	5 years	5 years
Expected volatility	48%	44%	48%	44%
Dividend yield	2.2%	—	2.2%	—
Weighted average fair value	$5.48	$5.46	$5.48	$5.68

Adjustments are made for options forfeited prior to vesting.

Reclassifications

Certain reclassifications have been made to the prior periods consolidated financial statements to conform to the current year’s presentation.

2.              COMMITMENTS AND CONTINGENCIES:

Litigation

Lawsuits and claims are filed against us from time to time in the ordinary course of business.  These actions, other than what is discussed below, are in various preliminary stages and no judgments or decisions have been rendered by hearing boards or courts.  After reviewing developments to date with legal counsel, our management is of the opinion that the outcome of such matters will not have a material adverse effect on our consolidated financial position, consolidated results of operations or consolidated cash flows.

Subsequent to our airing a news program in 2004, POW Story: Politics, Pressure and the Media, certain parties filed formal complaints against us and certain of our employees and directors with the Federal Election Commission (FEC).  On June 13, 2005, the FEC concluded unanimously that neither we nor our employees or directors violated any campaign finance laws and that our broadcast activities were protected by the “press exemption.”

Operating Leases

As of June 30, 2005, we had an outstanding letter of credit of $0.8 million under our revolving credit facility.  The letter of credit acts as a guarantee of lease payments for the property occupied by WTTA-TV in Tampa, Florida pursuant to the terms and conditions of the lease agreement.

Network Affiliation Agreements

Fifty-nine of the 61 television stations that we own and operate, or to which we provide programming services or sales services, currently operate as affiliates of FOX (20 stations), WB (19 stations), ABC (9 stations), UPN (6 stations), NBC (3 stations) and CBS (2 stations).  The remaining two stations are independent.  The networks produce and distribute programming in exchange for each station’s commitment to air the programming at specified times and for commercial announcement time during the programming.  Certain of our television stations air network affiliated programming even though the respective network affiliation agreement has expired.  As of June 30, 2005, the aggregate net book value of affiliation agreements related to expired contracts was $38.4 million.

During the second quarter, we entered into a binding term sheet with the ABC Television Network to renew all of our ABC affiliation agreements and we received $2.2 million in cash for unpaid network compensation related to 2005 and earlier years.  This amount was recorded as station broadcast revenues in our consolidated statement of operations for the three and six months ended June 30, 2005.  The affiliation agreements for eight of our ABC stations expire on December 31, 2009.  Additionally, beginning on September 5, 2005, WICS-TV and WICD-TV in Springfield and Champaign, Illinois will become an ABC affiliates with an agreement that will expire on December 31, 2009.  Our remaining ABC station, WTXL-TV in Tallahassee, Florida, recently entered into an ABC affiliation agreement that will expire on December 31, 2012.

The non-renewal or termination of one or more of our network affiliation agreements would prevent us from being able to carry programming of the relevant network.  This loss of programming would require us to obtain replacement programming, which may involve higher costs and which may not be as attractive to our target audiences, resulting in reduced revenues.  Upon the termination of any of the above affiliation agreements, a station would be required to establish a new affiliation agreement with another network or operate as an independent station.  At such time, the remaining value of the network affiliation asset could become impaired and we would be required to write down the value of the asset.  At this time we cannot predict the final outcome of these negotiations and any impact they may have on our consolidated financial position, consolidated results of operations or consolidated cash flows.

Changes in the Rules on Television Ownership and Local Marketing Agreements

In 1999, the Federal Communications Commission (FCC) decided to attribute Local Marketing Agreements (LMAs) for ownership purposes but grandfathered LMAs that were entered into prior to November 5, 1996, permitting the LMAs to continue pending the FCC’s case-by-case review of each LMA.  The FCC has neither begun its review of grandfathered LMAs nor indicated when it will begin that review.

Under the FCC’s 2003 ownership rules, we would be allowed to continue to program most of the stations with which we have an LMA.  However, the FCC’s 2003 ownership rules have been stayed by the U.S. Court of Appeals for the Third Circuit and are still on remand to the FCC.  The petitions by several parties, including us, seeking review of the Third Circuit decision were recently denied by the Supreme Court of the United States.  The FCC announced that it is considering a Further Notice of Proposed Rulemaking concerning the broadcast ownership rules, but it has not yet commenced any such proceeding.  Accordingly, it is not clear if we will be required to terminate or modify our LMAs in markets where we have such arrangements.

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

WNAB Options

In 2003, we entered into option agreements with an unrelated third party to purchase certain license and non-license television broadcast assets of WNAB-TV in Nashville, Tennessee.  On March 25, 2005, we exercised our option agreements to acquire certain license and non-license assets for $5.0 million and $8.3 million, respectively.  The closing for the license assets is pending approval by the FCC.  If the FCC has not granted approval by December 23, 2005, we will be required to pay $4.5 million of the exercise price and if approval is not granted by December 22, 2006, we will be required to pay the remaining $0.5 million to the unrelated third party.  On May 31, 2005, we completed the purchase of the non-license broadcast assets.

We have determined that WNAB continues to be a variable interest entity (VIE) and that we remain as the primary beneficiary of the variable interests as a result of the terms of our outsourcing agreement and the remaining option.  As a result, we continue to consolidate the assets and liabilities of WNAB at their fair values, which have been adjusted to reflect an appraisal prepared in connection with the closing of the non-license assets.  Goodwill and FCC license book values were increased by $5.9 million and $4.2 million, respectively.

3.              SUPPLEMENTAL CASH FLOW INFORMATION (in thousands):

During the six months ended June 30, 2005 and 2004, our supplemental cash flow information was as follows:

	Six Months Ended June 30,
	2005	2004

Income taxes paid from continuing operations	$637	$1,281
Income taxes paid related to sale of discontinued operations	$218	$266
Income tax refunds received	$374	$1,326
Interest payments	$61,090	$65,522

4.              DERIVATIVE INSTRUMENTS:

We enter into derivative instruments primarily to reduce the impact of changing interest rates on our floating rate debt and to reduce the impact of changing fair market values on our fixed rate debt.

Our losses resulting from prior year terminations of fixed to floating interest rate agreements are reflected as a discount on our fixed rate debt and are being amortized to interest expense through December 15, 2007, the original expiration date of the terminated swap agreements.  For the six months ended June 30, 2005 and 2004, amortization of the discount of $0.3 million  was recorded as interest expense.

As of June 30, 2005, we held the following derivative instruments (in millions):

Notional Amount	Expiration Date	Interest Payable	Interest Receivable	FMV Asset (Liability) (4)

$375.0(1)	June 5, 2006	6.25 – 7.00%	LIBOR (3)	$(8.4)
$200.0(1)	June 5, 2006	6.25 – 7.00%	LIBOR (3)	$(4.6)
$300.0(2)	March 12, 2012	LIBOR + 2.28% (3)	8.00%	$13.0
$100.0(2)	March 15, 2012	LIBOR + 3.095% (3)	8.00%	$1.0
				$1.0

(1)          These swap agreements do not qualify for hedge accounting treatment under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133); therefore, changes in their fair market values are reflected currently in earnings as an unrealized gain from derivative instruments.  We incurred an unrealized gain related to these instruments of $2.8 million and $19.1 million for the three months ended June 30, 2005 and 2004, respectively, and $11.7 million and $19.0 million for the six months ended June 30, 2005 and 2004, respectively.

(2)          These swaps are accounted for as hedges in accordance with SFAS 133; therefore, changes in their fair market values are reflected as adjustments to the carrying value of the underlying debt being hedged.

(3)          Represents a floating rate based on the three month London Interbank Offered Rate (LIBOR).

(4)          The fair market value (FMV) of the interest rate swap agreements is estimated by obtaining quotations from the international financial institutions party to each derivative contract.  The fair value is an estimate of the net amount that we would (pay) receive on June 30, 2005, if we cancelled the contracts or transferred them to other parties.

During May 2003, we completed an issuance of $150.0 million aggregate principal amount of 4.875% Convertible Senior Notes.  Under certain circumstances, we will pay contingent cash interest to the holder of the convertible notes during any six month period from January 15 to July 14 and from July 15 to January 14, commencing with the six month period beginning

January 15, 2011.  The contingent interest feature is an embedded derivative which had a negligible fair value as of June 30, 2005.

5.              EARNINGS PER SHARE:

The following table reconciles income (numerator) and shares (denominator) used in our computations of earnings (loss) per share for the three and six months ended June 30, 2005 and 2004 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Income (Numerator)
Net income from continuing operations	$15,345	$20,413	$23,793	$18,707
Net income from discontinued operations	129,795	2,398	132,656	4,393
Net income	145,140	22,811	156,449	23,100
Preferred stock dividends paid	2,502	2,587	5,004	5,175
Net income available to common shareholders	$142,638	$20,224	$151,445	$17,925

Shares (Denominator)
Weighted-average number of common shares	85,395	85,630	85,315	85,946
Dilutive effect of outstanding stock options	4	306	3	385
Dilutive effect of Senior Convertible Notes, due 2018	—	6,705	—	—
Weighted-average number of common equivalent shares outstanding	85,399	92,641	85,318	86,331

Basic earnings per share (EPS) represents the portion of our net income allocated to each outstanding share of common stock.  EPS is calculated by subtracting dividends paid on our preferred stock from our net income and dividing that amount by the weighted shares outstanding during the reporting period.

Diluted earnings per share (diluted EPS) represents what the EPS would be if all convertible securities were exercised, unless they are anti-dilutive (defined below).  In other words, diluted EPS takes into account all stock options and convertible bonds as if the were exercised for, or converted into, shares of common stock, unless they are anti-dilutive.  Anti-dilutive securities are those that cause EPS to increase if they were converted into shares of common stock.  Therefore, when all dilutive securities are considered, the number of shares outstanding increases causing the EPS to decrease.

As of the three months ended June 30, 2005 and 2004, there were 4,079 and 305,947 outstanding stock options, respectively, that could have been exercised for shares of common stock.  As of the six months ended June 30, 2005 and 2004, there were 2,649 and 385,485 outstanding stock options, respectively, that could have been exercised for shares of common stock.  All remaining options that were outstanding during the three and six months ended June 30, 2005 and 2004 were not included in the computation of diluted EPS because the exercise prices were greater than the average market price of our common shares during the respective reporting periods.

As of the three and six months ended June 30, 2005 and the six months ended June 30,2004, our Convertible Debentures and Convertible Senior Notes (the Notes) were anti-dilutive, and were therefore not included in the computation of diluted EPS.  As of the three months ended June 30, 2004, the Notes were dilutive, and were therefore included in the computation of diluted EPS.  This dilutive effect occurred only during this period because 1) net income from continuing operations was high enough for the Notes to be dilutive primarily because of the impact of the unrealized gain from derivative instruments, and 2) EITF 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share was not effective at June 30,2004 but requires that prior periods be restated for comparative purposes.

6.              RELATED PARTY TRANSACTIONS:

On May 31, 2005, the Company had entered into an agreement with Auto Properties LLC, an affiliate of Atlantic Automotive Corporation (“Atlantic Automotive,” formerly Summa Holdings, Ltd.), pursuant to which the Company had agreed to sell its 17.5% equity interest, or 21.22 shares, in Atlantic Automotive to Auto Properties LLC for approximately $21.5 million in cash.  David D. Smith, the Company’s President, Chief Executive Officer and Director, has a controlling interest in Atlantic Automotive Corporation and a 50% interest in Auto Properties LLC.

On August 2, 2005, the agreement between the Company and Auto Properties LLC was nullified and the Company entered into new stock purchase agreements with David D. Smith and Steven B. Fader, an unrelated third party, and entered into a stock redemption agreement with Atlantic Automotive, totaling approximately $21.5 million.  Pursuant to the stock purchase agreement, 9.87 shares were sold to each party for $10.0 million in cash and pursuant to the stock redemption agreements,

Atlantic Automotive redeemed the remaining 1.48 shares of the Company’s equity interest for $1.5 million in cash.  We recorded a loss from equity investees of $0.7 million on our consolidated statements of operations for the difference between this sales price and the adjusted net book value of our equity investment, including an adjustment for accrued, but unpaid dividends.

On July 1, 2005, Sinclair Communications, LLC (Sinclair Communications), a subsidiary of Sinclair Broadcast Group, Inc. (SBG), and Cunningham Communications, Inc. (Cunningham Communications) entered into Amendment No. 2 (the Amendment) to an original Lease Agreement (the Lease), dated July 1, 1987, as amended July 1, 1997, expires on June 30, 2007. The Amendment became effective July 1, 2005.  Cunningham Communications is owned by David D. Smith, SBG’s President, Chief Executive Officer and Director, as well as Frederick Smith, J. Duncan Smith and Robert Smith, members of the SBG’s Board of Directors.  The Smith brothers are the controlling shareholders of SBG. The Amendment includes the lease of tower and building space that Sinclair Communications utilizes for digital television transmission.  The Lease was amended to increase the monthly rent by $25,357 for a total current monthly rent of $82,860.  The monthly rent will increase by 5% in July of 2006.  In addition, the Amendment required Sinclair Communications to make a lump sum payment of $565,800 to Cunningham Communications upon the execution of the Amendment.

7.              DISCONTINUED OPERATIONS:

Accounts receivable related to all of our discontinued operations is included in the accompanying consolidated balance sheets, net of allowance for doubtful accounts, for all periods presented.  This is because we continue to own the rights to collect the amounts due to us through the closing dates of the non-license television broadcast assets.  Such amounts were $4.1 million (net of allowance of $0.4 million) and $9.8 million (net of allowance of $0.4 million) as of June 30, 2005 and December 31, 2004, respectively.

WEMT Disposition

On May 16, 2005, we entered into an agreement to sell WEMT-TV in Tri-Cities, Tennessee, including the FCC license (the broadcast license) to an unrelated third party for $7.0 million.  On the same day, we completed the sale of the WEMT non-license television broadcast assets for $5.6 million of the total $7.0 million sales price and recorded a deferred gain of $3.2 million, which is stated separately on the consolidated balance sheets.  We are currently operating WEMT under a joint sales agreement.  Upon closing of the broadcast license, which is pending approval by the FCC, we will recognize the gain net of $1.1 million in taxes.  We expect these events to occur by the end of 2005.  Net assets and liabilities held for sale related to WEMT were $1.7 million and $4.5 million as of June 30, 2005 and December 31, 2004, respectively.

KOVR Disposition

On December 2, 2004, we entered into an agreement to sell KOVR-TV in Sacramento, California, including the FCC license and our investment in KOVR Joint Venture to an unrelated third party.  The FCC approved the transfer of the license to the unrelated third party and we completed the sale on April 29, 2005 for a cash purchase price of $285.0 million.  We recorded a gain of $128.5 million, net of $69.5 million of taxes, as gain on sale of discontinued operations in our consolidated statements of operations for the three and six months ended June 30, 2005.  The net proceeds were used to repay bank debt.

KSMO Disposition

On November 12, 2004, we entered into an agreement to sell KSMO-TV in Kansas City, Missouri, including the FCC license (the broadcast license) to an unrelated third party for $33.5 million.  On the same day, we completed the sale of the KSMO non-license television broadcast assets for $26.8 million of the total $33.5 million sales price and recorded a deferred gain of $26.1 million, which is stated separately on the consolidated balance sheets.  We are currently operating KSMO under a joint sales agreement.  Upon closing of the broadcast license, which is pending approval by the FCC, we will recognize the gain net of an $18.0 thousand tax benefit.  KSMO had net assets and liabilities held for sale of $4.0 million and $2.2 million as of June 30, 2005 and December 31, 2004, respectively.

8.              CONDENSED CONSOLIDATING FINANCIAL STATEMENTS:

Sinclair Television Group, Inc. (STG),  a wholly-owned subsidiary of Sinclair Broadcast Group, Inc. (SBG), is the primary obligor under our Bank Credit Agreement, the 8.75% Senior Subordinated Notes due 2011 and the 8% Senior Subordinated Notes due 2012.  Our Class A Common Stock, Class B Common Stock, 6% Convertible Debentures due 2012 and the 4.875% Convertible Senior Notes due 2018 remain at SBG and are neither obligations nor securities of STG.

SBG and KDSM, LLC, a wholly-owned subsidiary of SBG, have fully and unconditionally guaranteed all of STG’s obligations.  Those guarantees are joint and several.  There are no significant restrictions on the ability of SBG, STG or KDSM, LLC to obtain funds from their subsidiaries in the form of dividends or loans.

The following condensed consolidated financial statements present the financial position, results of operations and cash flows of SBG, STG, KDSM, LLC, the direct and indirect non-guarantor subsidiaries of SBG and the eliminations necessary to arrive at our information on a consolidated basis.  These statements are presented in accordance with the disclosure requirements under Securities and Exchange Commission Regulation S-X, Rule 3-10.

CONDENSED CONSOLIDATED BALANCE SHEET

AS OF JUNE 30, 2005

(in thousands) (Unaudited)

		Guarantor Subsidiaries
	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Cash	$—	$3,386	$25	$1,235	$—	$4,646
Accounts receivable	276	123,639	1,195	5,670	—	130,780
Other current assets	622	67,046	432	3,266	—	71,366
Assets held for sale	—	15,392	—	—	—	15,392
Total current assets	898	209,463	1,652	10,171	—	222,184

Property and equipment, net	9,928	301,259	4,819	3,868	—	319,874

Investment in consolidated subsidiaries	485,483	—	—	—	(485,483)	—
Other long-term assets	44,840	47,960	266	7,757	(2,547)	98,276
Total other long-term assets	530,323	47,960	266	7,757	(488,030)	98,276

Acquired intangible assets	—	1,625,599	5,667	57,561	—	1,688,827

Total assets	$541,149	$2,184,281	$12,404	$79,357	$(488,030)	$2,329,161

Accounts payable and accrued liabilities	$9,135	$119,099	$465	$7,827	$—	$136,526
Current portion of long-term debt	2,643	3,035	—	33,500	—	39,178
Other current liabilities	—	117,924	1,176	920	—	120,020
Liabilities held for sale	—	9,279	—	—	—	9,279
Total current liabilities	11,778	249,337	1,641	42,247	—	305,003

Long-term debt	323,904	1,126,246	2,306	—	—	1,452,456
Other liabilities	(2)	357,509	657	10,616	(2,547)	366,233
Total liabilities	335,680	1,733,092	4,604	52,863	(2,547)	2,123,692

Common stock	853	—	—	—	—	853
Additional paid-in capital	589,851	591,794	18,760	69,442	(679,996)	589,851
Accumulated deficit	(385,235)	(140,605)	(10,960)	(42,948)	194,513	(385,235)
Total shareholders’ equity	205,469	451,189	7,800	26,494	(485,483)	205,469
Total liabilities and shareholders’ equity	$541,149	$2,184,281	$12,404	$79,357	$(488,030)	$2,329,161

CONDENSED CONSOLIDATED BALANCE SHEET

AS OF DECEMBER 31, 2004

(in thousands) (Unaudited)

		Guarantor Subsidiaries
	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Cash	$—	$7,861	$27	$2,603	$—	$10,491
Accounts receivable	179	127,327	1,482	3,074	—	132,062
Other current assets	741	83,288	866	4,692	(122)	89,465
Assets held for sale	—	103,523	—	—	—	103,523
Total current assets	920	321,999	2,375	10,369	(122)	335,541

Property and equipment, net	10,957	317,625	5,119	2,837	—	336,538

Investment in consolidated subsidiaries	342,874	—	—	—	(342,874)	—
Other long-term assets	42,875	60,008	428	9,252	(3,171)	109,392
Total other long-term assets	385,749	60,008	428	9,252	(346,045)	109,392

Acquired intangible assets	—	1,630,840	5,749	47,603	—	1,684,192

Total assets	$397,626	$2,330,472	$13,671	$70,061	$(346,167)	$2,465,663

Accounts payable and accrued liabilities	$10,365	$65,360	$467	$8,277	$(122)	$84,347
Current portion of long-term debt	3,080	12,366	—	33,500	—	48,946
Other current liabilities	—	138,515	1,871	869	—	141,255
Liabilities held for sale	—	14,698	—	—	—	14,698
Total current liabilities	13,445	230,939	2,338	42,646	(122)	289,246

Long-term debt	157,629	1,430,758	2,282	—	—	1,590,669
Other liabilities	1	355,288	997	6,082	(3,171)	359,197
Total liabilities	171,075	2,016,985	5,617	48,728	(3,293)	2,239,112

Preferred stock	33	—	—	—	—	33
Common stock	851	—	—	—	—	851
Additional paid-in capital	752,130	614,723	19,783	62,975	(697,481)	752,130
Accumulated deficit	(526,463)	(301,236)	(11,729)	(41,642)	354,607	(526,463)
Total shareholders’ equity	226,551	313,487	8,054	21,333	(342,874)	226,551
Total liabilities and shareholders’ equity	$397,626	$2,330,472	$13,671	$70,061	$(346,167)	$2,465,663

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2005

(in thousands) (Unaudited)

		Guarantor Subsidiaries
	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Net revenue	$—	$176,035	$2,083	$5,515	$—	$183,633

Program and production	—	38,378	451	—	—	38,829
Selling, general and administrative	3,370	34,244	533	657	—	38,804
Depreciation, amortization and other operating expenses	556	47,048	595	5,461	—	53,660
Total operating expenses	3,926	119,670	1,579	6,118	—	131,293

Operating (loss) income	(3,926)	56,365	504	(603)	—	52,340

Equity in earnings of subsidiaries	148,148	—	—	—	(148,148)	—
Interest income	—	120	—	2	(14)	108
Interest expense	(2,571)	(25,730)	(66)	(389)	14	(28,742)
Other income (expense)	2,059	(1,670)	47	(349)	—	87
Total other income (expense)	147,636	(27,280)	(19)	(736)	(148,148)	(28,547)

Income tax benefit (provision)	1,430	(10,759)	—	881	—	(8,448)
Income from discontinued operations	—	1,279	—	—	—	1,279
Gain on sale of discontinued operations	—	128,516	—	—	—	128,516
Net income (loss)	$145,140	$148,121	$485	$(458)	$(148,148)	$145,140

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2005

(in thousands) (Unaudited)

		Guarantor Subsidiaries
	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Net revenue	$—	$332,860	$4,197	$10,436	$—	$347,493

Program and production	—	75,790	894	—	—	76,684
Selling, general and administrative	7,286	69,370	1,082	1,148	—	78,886
Depreciation, amortization and other operating expenses	1,145	93,780	1,409	10,674	—	107,008
Total operating expenses	8,431	238,940	3,385	11,822	—	262,578

Operating (loss) income	(8,431)	93,920	812	(1,386)	—	84,915

Equity in earnings of subsidiaries	160,095	—	—	—	(160,095)	—
Interest income	—	239	—	4	(14)	229
Interest expense	(4,743)	(51,950)	(132)	(902)	14	(57,713)
Other income (expense)	7,480	3,092	89	(430)	—	10,231
Total other income (expense)	162,832	(48,619)	(43)	(1,328)	(160,095)	(47,253)

Income tax benefit (provision)	2,048	(17,325)	—	1,408	—	(13,869)
Income from discontinued operations	—	4,140	—	—	—	4,140
Gain on sale of discontinued operations	—	128,516	—	—	—	128,516
Net income (loss)	$156,449	$160,632	$769	$(1,306)	$(160,095)	$156,449

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2004

(in thousands) (Unaudited)

		Guarantor Subsidiaries
	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Net revenue	$—	$180,558	$1,938	$4,121	$—	$186,617

Program and production	—	38,264	407	—	—	38,671
Selling, general and administrative	3,800	37,241	610	562	—	42,213
Depreciation, amortization and other operating expenses	549	52,157	512	5,167	—	58,385
Total operating expenses	4,349	127,662	1,529	5,729	—	139,269

Operating (loss) income	(4,349)	52,896	409	(1,608)	—	47,348

Equity in earnings of subsidiaries	27,522	—	—	—	(27,522)	—
Interest income	2	38	—	6	—	46
Interest expense	(2,156)	(28,198)	(65)	(448)	—	(30,867)
Other income (expense)	1,341	16,789	(46)	(400)	—	17,684
Total other income (expense)	26,709	(11,371)	(111)	(842)	(27,522)	(13,137)

Income tax benefit (provision)	451	(14,257)	—	8	—	(13,798)
Income from discontinued operations	—	2,398	—	—	—	2,398
Net income (loss)	$22,811	$29,666	$298	$(2,442)	$(27,522)	$22,811

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2004

(in thousands) (Unaudited)

		Guarantor Subsidiaries
	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Net revenue	$—	$338,203	$3,794	$7,934	$—	$349,931

Program and production	—	76,588	811	—	—	77,399
Selling, general and administrative	7,747	72,057	1,237	1,271	—	82,312
Depreciation, amortization and other operating expenses	1,229	105,084	1,350	9,819	—	117,482
Total operating expenses	8,976	253,729	3,398	11,090	—	277,193

Operating (loss) income	(8,976)	84,474	396	(3,156)	—	72,738

Equity in earnings of subsidiaries	30,325	—	—	—	(30,325)	—
Interest income	13	98	—	6	—	117
Interest expense	(4,343)	(56,254)	(129)	(960)	—	(61,686)
Other income (expense)	4,251	16,685	71	(751)	—	20,256
Total other income (expense)	30,246	(39,471)	(58)	(1,705)	(30,325)	(41,313)

Income tax benefit (provision)	1,830	(15,546)	—	998	—	(12,718)
Income from discontinued operations	—	4,393	—	—	—	4,393
Net income (loss)	$23,100	$33,850	$338	$(3,863)	$(30,325)	$23,100

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2005

(in thousands) (Unaudited)

		Guarantor Subsidiaries
	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

NET CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES	$(4,734)	$54,820	$1,032	$(3,191)	$—	$47,927
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Variable interest entity elimination entries	—	4,229	—	(4,229)	—	—
Acquisition of property and equipment	(62)	(8,566)	(11)	(28)	—	(8,667)
Payment for acquisition of television station	—	(8,250)	—	—	—	(8,250)
Contributions in equity and cost investees	(192)	125	—	(300)	—	(367)
Proceeds from the sale of property	—	33	—	—	—	33
Proceeds from the sale of broadcast assets related to discontinued operations	—	289,419	—	—	—	289,419
Proceeds from insurance settlement	—	401	—	—	—	401
Loans to affiliates	(64)	—	—	—	—	(64)
Proceeds from loans to affiliates	62	—	—	—	—	62
Net cash flows (used in) from investing activities	(256)	277,391	(11)	(4,557)	—	272,567
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Repayments of notes payable, commercial bank financing and capital leases	(61)	(327,161)	—	—	—	(327,222)
Proceeds from commercial bank financing and notes payable	—	16,500	—	—	—	16,500
Proceeds from exercise of stock options	18	—	—	—	—	18
Payments for deferred financing costs	(100)	(1,726)	—	(87)	—	(1,913)
Increase (decrease) in intercompany payables	17,486	(22,930)	(1,023)	6,467	—	—
Dividends paid on Series D Convertible Preferred Stock	(5,004)	—	—	—	—	(5,004)
Dividends paid on Class A Common Stock	(6,398)	—	—	—	—	(6,398)
Repayment of notes and capital leases to affiliates	(951)	(1,369)	—	—	—	(2,320)
Net cash flows from (used in) financing activities	4,990	(336,686)	(1,023)	6,380	—	(326,339)
NET DECREASE IN CASH AND CASH EQUIVALENTS	—	(4,475)	(2)	(1,368)	—	(5,845)
CASH AND CASH EQUIVALENTS, beginning of period	—	7,861	27	2,603	—	10,491
CASH AND CASH EQUIVALENTS, end of period	$—	$3,386	$25	$1,235	$—	$4,646

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2004

(in thousands) (Unaudited)

		Guarantor Subsidiaries
	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	KDSM, LLC	Non-Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

NET CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES	$(7,986)	$56,871	$810	$(7,042)	$—	$42,653
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(567)	(24,995)	(151)	(3)	—	(25,716)
Variable interest entity elimination entries	—	18,380	—	(18,380)	—	—
Consolidation of variable interest entity	—	—	—	239	—	239
Contributions in equity and cost investees	(1,841)	(2,002)	—	—	—	(3,843)
Proceeds from the sale of assets	—	17	—	—	—	17
Loans to affiliates	(585)	—	—	—	—	(585)
Proceeds from loans to affiliates	2,008	—	—	—	—	2,008
Net cash flows used in investing activities	(985)	(8,600)	(151)	(18,144)	—	(27,880)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Repayments of notes payable, commercial bank financing and capital leases	(928)	(488,972)	—	(1,500)	—	(491,400)
Proceeds from notes payable and commercial bank financing	—	469,000	—	—	—	469,000
Proceeds from exercise of stock options	1,152	—	—	—	—	1,152
Payments for deferred financing costs	—	(676)	—	(129)	—	(805)
Increase (decrease) in intercompany payables	20,568	(45,785)	(676)	25,893	—	—
Dividends paid on Series D Convertible Preferred Stock	(5,175)	—	—	—	—	(5,175)
Repurchase of Series D Convertible Preferred Stock	(2,712)	—	—	—	—	(2,712)
Repurchase of Class A Common Stock	(3,934)	—	—	—	—	(3,934)
Repayment of notes and capital leases to affiliates	—	(2,250)	—	—	—	(2,250)
Net cash flows from (used in) financing activities	8,971	(68,683)	(676)	24,264	—	(36,124)
NET DECREASE IN CASH AND CASH EQUIVALENTS	—	(20,412)	(17)	(922)	—	(21,351)
CASH AND CASH EQUIVALENTS, beginning of period	—	25,440	44	3,246	—	28,730
CASH AND CASH EQUIVALENTS, end of period	$—	$5,028	$27	$2,324	$—	$7,379

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

The following table sets forth certain operating data for the three and six months ended June 30, 2005 and 2004:

OPERATING DATA (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Statement of Operations Data:
Net broadcast revenues (a)	$163,117	$166,396	$307,545	$312,226
Revenues realized from station barter arrangements	15,001	16,291	29,512	29,771
Other operating divisions’ revenues	5,515	3,930	10,436	7,934
Total revenues	183,633	186,617	347,493	349,931

Station production expenses	38,829	38,671	76,684	77,399
Station selling, general and administrative expenses	34,209	36,870	68,905	71,377
Expenses recognized from station barter arrangements	13,884	15,028	27,289	27,528
Depreciation and amortization expenses (b)	17,663	17,056	35,216	33,513
Amortization of program contracts costs and net realizable value adjustments	16,425	21,050	33,544	46,377
Stock-based compensation expense	440	419	658	914
Other operating divisions’ expenses	5,248	4,832	10,301	9,150
Corporate general and administrative expenses	4,595	5,343	9,981	10,935
Operating income	52,340	47,348	84,915	72,738

Interest expense (c)	(28,742)	(30,867)	(57,713)	(61,686)
Interest income	108	46	229	117
Income (loss) from sale of assets	11	(14)	—	(33)
Loss from extinguishment of debt	(1,631)	(2,453)	(1,631)	(2,453)
Unrealized gain from derivative instruments	2,827	19,069	11,726	18,974
(Loss) income from equity and cost investees	(1,592)	858	(413)	3,379
Gain from insurance settlement	401	—	401	—
Other income	71	224	148	389
Income from continuing operations before income taxes	23,793	34,211	37,662	31,425
Income tax provision	(8,448)	(13,798)	(13,869)	(12,718)
Net income from continuing operations	15,345	20,413	23,793	18,707
Income from discontinued operations, net of taxes	1,279	2,398	4,140	4,393
Gain from sale of discontinued operations, net of taxes	128,516	—	128,516	—
Net income	$145,140	$22,811	$156,449	$23,100
Net income available to common shareholders	$142,638	$20,224	$151,445	$17,925

Basic and Diluted Earnings Per Share:
Basic earnings per share from continuing operations	$0.15	$0.21	$0.22	$0.16
Basic earnings per share from discontinued operations	$1.52	$0.03	$1.56	$0.05
Basic earnings per common share	$1.67	$0.24	$1.78	$0.21
Diluted earnings per share from continuing operations	$0.15	$0.19	$0.22	$0.16
Diluted earnings per share from discontinued operations	$1.52	$0.03	$1.56	$0.05
Diluted earnings per common share	$1.67	$0.22	$1.78	$0.21
Dividends per common share	$0.075	$—	$0.125	$—

Balance Sheet Data:	June 30, 2005	December 31, 2004
Cash and cash equivalents	$4,646	$10,491
Total assets	$2,329,161	$2,465,663
Total debt (d)	$2,117,540	$2,237,845
Total shareholders’ equity	$205,469	$226,551

(a)          “Net broadcast revenues” is defined as station broadcast revenues, net of agency commissions.

(b)         Depreciation and amortization includes depreciation and amortization of property and equipment and amortization of definite-lived intangible assets and other assets.

(c)          Interest expense for the three and six months ended June 30, 2004 is less than what was previously reported because $1.7 million and $3.4 million, respectively, was reclassified to discontinued operations in accordance with applicable accounting rules.  For the three and six months ended June 30, 2005, interest expense of $0.9 million and $3.6 million, respectively, was reclassified to discontinued operations.

(d)         “Total debt” is defined as long-term debt, net of unamortized discount and capital lease obligations, including current portion thereof.  Total debt does not include our preferred stock for the year ended December 31, 2004.

RESULTS OF OPERATIONS

Overview

During the second quarter of 2005 we incurred significant changes to our capital structure as a result of the sales of our stations in Sacramento, California and Tri-Cities, Tennessee.  We used the proceeds from these sales to repay debt as part of an amendment to our Bank Credit Agreement, saving us approximately $12.0 million in interest costs annually.  Additionally, we exchanged our 6% Convertible Preferred Stock for 6% Convertible Debentures, saving us approximately $4.0 million in taxes annually.

For the second quarter in a row, the ratings for our ABC and FOX stations showed increases.  These affiliates represent 61.1% of our revenue contribution and we expect to benefit from this improved performance.  Meanwhile, automotive spending, our single largest advertising category, remains soft and we expect this category to remain soft into the third quarter.  Overall, the national advertising environment has been challenging and we expect this to continue into the third quarter.  These challenges have been offset in part by the success of our new business initiatives for local advertising revenues.  Revenues from these initiatives were $6.3 million during the second quarter compared to $3.9 million from the same period last year.  In addition, we are seeing incremental margins from some of these initiatives as high as 60.0%.  We will continue to improve these initiatives and seek ways to improve the related margins.

Unlike 2004, 2005 is not an election year.  Therefore, 2005 political revenues are significantly lower than in 2004 and we expect this to remain true for the remainder of this year.

Unless otherwise indicated, this discussion and analysis references to the second quarter of 2005 and 2004 are to the three months ended June 30, 2005 and 2004, respectively.  Additionally, any references to the first, third or fourth quarter are to the three months ended March 31, September 30 and December 31, respectively for the year being discussed.

Operating Results

The following table presents our revenues from continuing operations, net of agency commissions, for the three and six months ended June 30, 2005 and 2004 (in millions):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2005	2004	Percent Change	2005	2004	Percent Change
Local revenues:
Non-Political	$93.4	$93.1	0.3%	$178.8	$177.5	0.7%
Political	0.2	1.2	(83.3)%	0.3	2.1	(85.7)%
Total Local	93.6	94.3	(0.7)%	179.1	179.6	(0.3)%

National revenues:
Non-Political	60.0	61.7	(2.8)%	111.4	113.4	(1.8)%
Political	0.1	2.7	(96.3)%	0.2	4.4	(95.5)%
Total National	60.1	64.4	(6.7)%	111.6	117.8	(5.3)%

Other revenues	9.4	7.7	22.1%	16.8	14.8	13.5%
Total Broadcasting Revenues	$163.1	$166.4	(2.0)%	$307.5	$312.2	(1.5)%

Net broadcast revenues

From a revenue category standpoint, the quarter ended June 30, 2005, when compared to the same period in 2004, was negatively impacted by a decrease of advertising revenues generated from the political, automotive, telecommunications, restaurants and movies sectors, offset by increases in the travel/leisure, fast food, entertainment and school sectors.  Automotive, our largest category, representing 23.9% of the quarter’s net time sales, was down 7.7%.

During the six months ended June 30, 2005, when compared to the same period in 2004, the political, automotive, telecommunications, movie and soft drinks sectors declined, while the service industries, travel/leisure, entertainment and schools sectors increased.  Automotive, which represented 24.6% of net time sales for the six months ended June 30, 2005, was down 4.4%.

From a network affiliate perspective, broadcast revenue from time sales at our FOX affiliates, which represent our largest affiliation at 41.5% of the quarter’s total net time sales, declined 1.3% for the three months ended June 30, 2005 as compared to the same period in 2004.  In addition, our WB (25.3% of the total net time sales), ABC (19.6% of the total net time sales), UPN (7.8% of the total net time sales), NBC (2.9% of the total net time sales) and CBS (1.9% of the total net time sales) affiliates experienced declines of 8.1%, 4.9%, 0.2%, 2.4% and 19.7%, respectively, compared with the same period in 2004.  Our independent stations (1.0% of the total net time sales) experienced 13.7% revenue growth for the quarter ended June 30, 2005 compared with the same period in 2004.

For the six months ended June 30, 2005, broadcast revenue from time sales at our FOX affiliates, which represented 41.6% of the period’s total net time sales, was up 0.6% as compared to 2004.  The increase for our FOX stations included revenue of $4.0 million related to the Super Bowl, which was carried on our FOX network affiliates during the first quarter of 2005. In addition, our UPN (7.9% of the total net time sales) and independent stations (1.1% of the total net time sales) experienced revenue growth of 3.0% and 10.8%, respectively, for the six months ended June 30, 2005 when compared with the same period in 2004.  Our WB (25.6% of the total net time sales), ABC (19.3% of the total net time sales), NBC (2.8% of the total net time sales) and CBS (1.8% of the total net time sales) affiliates experienced declines of 7.4%, 3.3%, 6.7% and 21.5%, respectively, compared with 2004.

Political Revenues

Both local and national political revenues were the primary drivers of our revenue growth in 2004, compared to 2005.  We attribute this to the fact that we have stations in nine of the 16 so called “battleground states,” including five stations in Ohio and multiple stations in each of Florida, Iowa, Missouri and Wisconsin.  We do not expect political revenues to be significant in 2005 because it is not an election year.

Local Revenues

Our revenues from local advertisers, excluding political revenues, increased during the three and six months ended June 30, 2005 when compared to 2004.  We continue to focus on increasing local advertising revenues through innovative sales and marketing strategies in our markets.  Revenues from our new business initiatives increased by $2.4 million during the quarter ended June 30, 2005 to $6.3 million from $3.9 million during the same period in 2004.  For the six months ended June 30, 2005, revenues from our new business initiatives increased $4.9 million to $11.8 million from $6.9 million during the six months ended June 30, 2004.  Additionally, during 2004, we implemented an enhanced sales training course for all of our salespeople with a focus on local revenue sales.

National Revenues

Our revenues from national advertisers, excluding political revenues, have continued to trend downward over time.  We believe this trend represents a shift in the way national advertising dollars are being spent and we believe it has recently begun accelerating.  Advertisers in major categories like auto, soft drink and packaged goods are shifting significant portions of their advertising budgets away from spot television into non-traditional media, in-store promotions and also product placement in network shows.  We expect the downward trend to continue into the third quarter.

Other Revenues

Our other revenues consist primarily of network compensation, revenues from retransmission agreements with cable and satellite providers, production revenues and revenues from our outsourcing agreements.  The $1.7 million increase in other revenues during the second quarter of 2005 versus the same period in 2004 was primarily related to $2.2 million of ABC network compensation received for 2005 and earlier years and $1.4 million of increased retransmission revenues offset by decreases of $1.2 million related to network compensation and $0.7 million related to various other categories.

The $2.0 million increase during the six months ended June 30, 2005 versus the same period in 2004 was also primarily related to $2.2 million of ABC network compensation received for 2005 and earlier years and $2.0 million of increased retransmission revenues offset by decreases of $1.5 million related to network compensation and $0.7 million related to various other categories.

The following table presents our significant expense categories for the three and six months ended June 30, 2005 and 2004 (in millions):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2005	2004	Percent Change	2005	2004	Percent Change

Station production expenses	$38.8	$38.7	0.3%	$76.7	$77.4	(0.9)%
Station selling, general and administrative expenses	$34.2	$36.9	(7.3)%	$68.9	$71.4	(3.5)%
Depreciation of property and equipment	$13.1	$12.4	5.6%	$26.2	$24.2	8.3%
Amortization of program contract costs	$16.4	$21.1	(22.3)%	$33.5	$46.4	(27.8)%
Amortization of definite-lived intangible assets	$4.5	$4.7	(4.3)%	$9.1	$9.3	(2.2)%
Corporate general and administrative expenses	$4.6	$5.3	(13.2)%	$10.0	$10.9	(8.3)%
Interest expense	$28.7	$30.9	(7.1)%	$57.7	$61.7	(6.5)%
Unrealized gain from derivative instruments	$2.8	$19.1	(85.3)%	$11.7	$19.0	(38.4)%
Income tax provision	$8.4	$13.8	(39.1)%	$13.9	$12.7	9.4%

Station Production Expenses

Station production expenses increased during the quarter ended June 30, 2005 compared to the same period in 2004 as a result of increases in FOX inventory costs of $0.5 million, rating service fees of $0.2 million and engineering expenses of $0.4 million.  These increases were offset by decreases in promotion expenses of $0.6 million due to cutbacks in promotional plans, music license fees of $0.2 million, production expenses of $0.1 million and other miscellaneous expenses of $0.1 million.

For the six months ended June 30, 2005, station production expenses decreased compared to the same period in 2004.  Similar to the quarter, the six month period ended June 30, 2005 experienced a decrease in promotion expenses due to cutbacks in promotional plans amounting to $1.3 million.  There were also decreases in costs related to LMAs and outsourcing agreements of $0.9 million, music license fees of $0.3 million, news expense of $0.3 million and other miscellaneous expenses of $0.1 million.  These decreases were offset by increases in engineering expenses of $0.9 million, rating service fees of $0.8 million and programming expenses of $0.5 million.

Station Selling, General and Administrative Expenses

Station selling, general and administrative expenses decreased during the quarter ended June 30, 2005 compared to the quarter ended June 30, 2004 as a result of decreases in sales commissions of $0.6 million, management bonuses of $0.4 million, sales expenses related to direct mailings of $1.1 million and other miscellaneous decreases of $0.1 million.  In addition, national sales commissions decreased $0.5 million in accordance with decreased national revenue during the period.

For the six months ended June 30, 2005, salary expense, including employee bonuses and sales commissions, declined $0.6 million compared to the quarter ended June 30, 2004.  There were also decreases in sales promotion expenses of $1.0 million, national sales commissions of $0.6 million related to decreased national revenues and other miscellaneous expenses of $0.3 million.

Depreciation and Amortization

Depreciation and amortization expenses are comprised of three components: depreciation of property and equipment, amortization of program contract costs and amortization of definite-lived intangible assets.

Depreciation of Property and Equipment:  The depreciation of property and equipment was $13.1 million for the quarter ended June 30, 2005 and $12.4 million for the same period in 2004.  Depreciation for the six months ended June 30, 2005 was $26.2 million and $24.2 million for the same period in 2004.  These increases are primarily related to a $1.1 million impairment of certain capitalized software costs that became obsolete as a result of our conversion to a new revenue and billing system during the second quarter of 2005.

Amortization of Program Contract Costs:  The amortization of program contract costs was $16.4 million for the quarter ended June 30, 2005 and $21.1 million for the same period in 2004.  Amortization of program contract costs was $33.5 million for the six months ended June 30, 2005 and $46.4 million for the same period in 2004.  The decrease in amortization expense is primarily because we have spent less for program additions than we had in prior years.

Amortization of Definite-lived Intangible Assets:  The amortization of definite-lived intangibles was $4.5 million for the quarter ended June 30, 2005 and $4.7 million for the same period in 2004.  Amortization of definite-lived intangibles was $9.1 million for the six months ended June 30, 2005 and $9.3 million for the same period in 2004.  This expense is decreasing slightly over time as a result of certain intangible assets becoming fully amortized each year.

Corporate General and Administrative Expenses

Corporate general and administrative expenses represent the costs to operate our corporate headquarters location.  Such costs include, among other things, corporate departmental salaries, bonuses and fringe benefits, directors’ and officers’ life insurance, rent, telephone, consulting fees, legal, accounting and director fees.  Corporate departments include executive, treasury, finance and accounting, human resources, technology, corporate relations, legal, sales, operations and purchasing.

During the quarter ended June 30, 2005, there was a decrease of $0.7 million from the same period in 2004 due to decreases in salary expense of $0.3 million, general insurance expense of $0.4 million and training and education expenses of $0.2 million.  These were offset by an increase in expense of $0.2 million related to compliance with the Sarbanes-Oxley Act of 2002.

During the six months ended June 30, 2005, corporate general and administrative expenses declined by $0.9 million due to decreases in salary expense of $0.5 million, insurance expense of $0.5 million, training and education expenses of $0.4 million and other miscellaneous expenses of $0.3 million.  The decreases were offset by an increase of expense of $0.8 million related to compliance with the Sarbanes-Oxley Act of 2002.

Interest Expense

Interest expense presented in the financial statements is related to continuing operations.  Interest expense decreased during the three and six months ended June 30, 2005 by $2.1 million and $4.0 million, respectively, compared to the same periods in 2004.  The decrease is the result of refinancing we did in the second quarter of 2004 and May of 2005 in an effort to reduce our overall interest costs as well as our use of proceeds from the sale of KOVR-TV in Sacramento, California to pay down indebtedness.  The decrease was slightly offset by interest expense resulting from the exchange of our 6% Convertible Exchangeable Preferred Stock for 6% Convertible Debentures on June 15, 2005.

Derivative Instruments

We record gains and losses related to certain of our derivative instruments.  We entered into these instruments prior to implementing the Financial Accounting Standards Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities and due to the way they were structured, they did not qualify as effective hedges (as that term is defined in the accounting guidance).  Generally, when derivative instruments are not effective, the change in the fair value of the instruments is recorded in the statement of earnings for each respective period.  The fair value of our derivative instruments is primarily based on the future interest rate curves at the end of each period.  During the three and six months ended 2005 and 2004, the future interest rate curves reflected increasing interest rates and, therefore, we recorded unrealized gains from derivative instruments in our consolidated statements of operations.

Gain on Insurance Settlement

In the first quarter of 2003, one of our towers in Charleston, West Virginia collapsed during a severe ice storm.  This tower was insured and we used the insurance proceeds to rebuild the tower and to replace the other assets that were destroyed by the collapse.  In the fourth quarter of 2004, we completed substantially all of the construction of the new tower and placed it into service.  At that time, we recognized a gain on insurance settlement of $3.3 million.

In accordance to SFAS 5, Accounting for Contingencies, we received and recognized as income an additional $0.4 million of insurance proceeds in the second quarter of 2005.  We are expecting an additional $0.9 million of insurance proceeds before the end of 2005 for the final resolution of the claim.  We will recognize such proceeds as income as payments are received.

Income Tax Provision

The income tax provision from continuing operations decreased to $8.4 million for the quarter ended June 30, 2005 from an income tax provision of $13.8 million during the same period in 2004.  The effective tax rate for the quarter ended June 30, 2005 was 35.5% as compared to 40.3% during the same period in 2004.  The income tax provision from continuing operations increased to $13.9 million for the six months ended June 30, 2005 from an income tax provision of $12.7 million during the same period in 2004.  The effective tax rate for the six months ended June 30, 2005 was 36.8% as compared to 40.4% during the same period in 2004.  The decrease in the effective tax rate for the three and six month periods is due to the impact of a permanent book/tax difference related to a charitable contribution deduction.

Other Operating Divisions’ Revenue and Expense

During the quarter ended June 30, 2005, the other operating divisions’ revenue that related to G1440, our software development and consulting company, increased by $0.3 million to $1.8 million or 20.0%, from $1.5 million for the same period last year.  G1440’s operating expenses increased by $0.4 million to $1.9 million for 2005 as compared to $1.5 million for 2004.  Other operating divisions’ revenue related to our ownership interest in Acrodyne increased by $1.2 million to $3.7 million or 48.0%, from revenues of $2.5 million in 2004.  Acrodyne’s operating expenses were flat at $3.4 million for the second quarters ended 2005 and 2004.

During the six months ended June 30, 2005, G1440’s revenue increased by $0.8 million to $3.8 million or 26.7%, from $3.0 million for the same period last year.  G1440’s operating expenses increased by $1.0 million to $3.8 million for 2005 as compared to $2.8 million for 2004.  Acrodyne’s revenue increased by $1.7 million to $6.7 million or 34.0%, from revenues of $5.0 million in 2004.  Acrodyne’s operating expenses increased $0.2 million to $6.5 million for 2005, as compared to $6.3 million for 2004.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operations and availability under our Bank Credit Agreement (the Bank Credit Agreement).  On May 12, 2005, we amended and restated the Bank Credit Agreement, lowering our annual interest rate.  The Bank Credit Agreement includes a Term Loan A Facility (the Term Loan) of $100.0 million and a Revolving Commitment (the Revolver) of $175.0 million maturing on December 31, 2011 and June 30, 2011, respectively.  As part of the amendment, we fully redeemed our $150.0 million Term Loan A Facility and $250.0 million Term Loan C Facility with proceeds from the sales of KOVR-TV in Sacramento, California and WEMT-TV in Tri-Cities, Tennessee, cash on hand, working capital and the new, $100.0 million Term Loan.

Scheduled payments on the Term Loan and Revolver are calculated at the London Interbank Offered Rate plus 1.25%, with step-downs tied to a leverage grid.  We have the right to terminate the Term Loan or Revolver at any time without prepayment penalty.  The Term Loan is repayable in quarterly installments, amortizing as follows:

•                  1.25% per quarter commencing March 31, 2007 to December 31, 2008

•                  3.75% per quarter commencing June 1, 2009 to December 31, 2010

•                  15.0% per quarter commencing June 1, 2011 and continuing through its maturity on December 31, 2011.

As a result of amending the Bank Credit Agreement, during 2005, we incurred debt acquisition costs of $2.0 million and recognized a loss of $1.6 million, which represents the write-off of certain debt acquisition costs associated with indebtedness replaced by the new facilities.  The loss was computed in accordance with EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments.

Availability under the Revolver does not reduce incrementally and terminates at maturity.  We are required to prepay the Term Loan and reduce the Revolver with (i) 100% of the net proceeds of any casualty loss or condemnation and (ii) 100% of the net proceeds of any sale or other disposition of our assets in excess of $5.0 million in the aggregate in any 12 month period, to the extent not used to acquire new assets.

As of June 30, 2005, we had $4.6 million in cash balances and negative working capital of approximately $82.8 million.  We anticipate that cash flow from our operations and revolving credit facility will be sufficient to satisfy our debt service obligations, capital expenditure requirements and working capital needs for the next year.  As of June 30, 2005, we had fully redeemed our $400.0 million Term Loan A and Term Loan C Facilities, borrowed a net of $100.0 million on our new Term Loan A and had no borrowings outstanding under our Revolver.  The remaining balance available under the Revolver was $175.0 million as of June 30, 2005.  Our ability to draw down our Revolver is based on pro forma trailing cash flow levels as defined in our Bank Credit Agreement and for the three months ended June 30, 2005, we had approximately $175.0 million available of current borrowing capacity under our Revolver.

On April 19, 2002, we filed a $350.0 million universal shelf registration statement with the Securities and Exchange Commission which will permit us to offer and sell various types of securities from time to time.  Offered securities may include common stock, debt securities, preferred stock, depositary shares or any combination thereof in amounts, prices and on terms to be announced when the securities are offered.  As a result of the late filing of Form 8-K regarding the modification of our Ethics Policy in August 2004, we are ineligible to register for securities on Form S-3 until September 1, 2005.  In addition, we are ineligible to issue securities under our shelf registration statement until September 1, 2005.  After September 1, 2005, if we decide to offer any such securities, we intend to use the proceeds for general corporate purposes, including, but not limited to, the reduction, redemption or refinancing of debt or other obligations, acquisitions, capital expenditures and working capital.  On September 1, 2005, we will have $350.0 million of availability under this shelf registration.

Sinclair Television Group (STG) is the primary obligor under our Bank Credit Agreement, our 8.75% Senior Subordinated Notes due 2011 and our 8% Senior Subordinated Notes due 2012.  Sinclair Broadcast Group, Inc. (SBG) and KDSM, LLC have fully and unconditionally guaranteed these securities.  SBG is the primary obligor under our 4.875% Convertible Senior Notes and our 6% Convertible Debentures, due 2012.  (See Note 8 in our consolidated financial statements for the condensed consolidating financial statements of our guarantor and non-guarantor subsidiaries).  Neither of SBG, STG, KDSM, LLC nor any other subsidiary guarantors has any significant restrictions on their ability to obtain funds from their subsidiaries in the form of dividends or loans.

We hold two interest rate swap agreements that have a total notional amount of $575.0 million that expire on June 5, 2006.  Neither agreement has an option to terminate before it expires.  We estimate the fair market value of the $375.0 million and $200.0 million agreements at June 30, 2005 to be a liability of $8.4 million and $4.6 million, respectively, based on quotations from the counterparty.  These amounts are reflected as a component of other long-term liabilities on our consolidated balance sheets as of June 30, 2005.

Net cash flows from operating activities increased to $47.9 million for the six months ended June 30, 2005 from $42.6 million for the six months ended June 30, 2004.  We paid income tax, net of refunds, of $0.5 million for the six months ended June 30, 2005 as compared to income tax payments, net of refunds, of $0.2 million for the six months ended June 30, 2004.  Interest payments on outstanding indebtedness decreased $4.4 million to $61.1 million from $65.5 million for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004.  Program rights payments including those related to discontinued operations decreased 1.2% to $55.7 million for the six months ended June 30, 2005 from $56.4 million for the six months ended June 30, 2004.  .

Net cash flows from investing activities were $272.6 million for the six months ended June 30, 2005 as compared to net cash flows used in investing activities of $27.9 million for the six months ended June 30, 2004.  This increase is primarily a result of an increase in cash proceeds of $289.4 million from the sale of discontinued operations during the six months ended June 30, 2005 as compared to the same period last year.  During the six months ended June 30, 2005, we made a cash payment of $8.3 million to acquire WNAB-TV in Nashville, Tennessee.  During the six months ended June 30, 2005, we made cash payments of $8.7 million for property and equipment, of which $4.2 million related to digital conversion costs and $0.2 million related to implementation of our News Central format.  During the six months ended June 30, 2004, we made cash payments for property and equipment of $25.7 million, of which $11.6 million related to digital conversion costs and $5.2 million related to implementation of our News Central format.  During both the six months ended June 30, 2005 and 2004, we made cash payments of $0.4 million and $3.8 million, respectively, for the purchase of equity and cost investments.  We funded these investing activities using cash provided by operating activities.  Net loans to affiliates were minimal for June 2005 compared to net proceeds from loans to affiliates of $1.4 million for 2004.

For 2005, we anticipate incurring approximately $23.0 million of capital expenditures for station maintenance and equipment replacement and to consolidate building and tower needs in some markets.  In addition, we anticipate that future requirements for expenditures will include expenditures incurred during the ordinary course of business and additional strategic station acquisitions and equity investments, if suitable investments can be identified on acceptable terms.  We expect to fund such capital expenditures with cash generated from operating activities and borrowings under our Bank Credit Agreement or an issuance of securities.

Net cash flows used in financing activities was $326.3 million for the six months ended June 30, 2005 compared to $36.1 million for the six months ended June 30, 2004.  During the six months ended June 30, 2005, we repaid $327.2 million of indebtedness, whereas in the comparable period in 2004, we repaid $491.4 million of indebtedness.  We received proceeds from exercise of stock options of $18.0 thousand and $1.2 million for the six months ended June 30, 2005 and 2004, respectively.  For the six months ended June 30, 2005 and 2004, we paid quarterly dividends of $5.0 million and $5.2 million on our Series D Convertible Preferred Stock, respectively.  We will not incur these dividend payments in the future due to the conversion of the Series D Convertible Preferred Stock into debt.  During the six months ended June 30, 2005, we paid quarterly dividends of $6.4 million on our common stock.  We declared a quarterly cash dividend of $0.075 per share on our common stock, which was paid on July 14, 2005.  We expect to continue to pay the current quarterly dividend rate of $0.075 in each of our future quarters and to fund these dividends with cash generated from operating activities and borrowings under our Bank Credit Agreement.

Seasonality/Cyclicality

Our operating results are usually subject to seasonal fluctuations.  Usually, the second and fourth quarter operating results are higher than the first and third quarters because advertising expenditures are increased in anticipation of certain seasonal and holiday spending by consumers.

Our operating results are usually subject to fluctuations from political advertising.  In even years, political spending is significantly higher than in odd years due to advertising expenditures surrounding local and national elections.  Additionally, every four years, political spending is elevated further due to advertising expenditures surrounding the presidential election.

Indebtedness and Other Commitments

Indebtedness under the Bank Credit Agreement, as amended.  As of June 30, 2005, we owed $100.0 million under the Bank Credit Agreement, as amended, and had a $175.0 million available balance, all of which was available under our current borrowing capacity.

Indebtedness under notes.  We have issued and outstanding two series of senior subordinated notes and one series of senior convertible notes with aggregate principal amount issued and outstanding of $1.1 billion.  During the second quarter, we repurchased, in the open market, $8.0 million of our 8.0% Senior Subordinated Notes due 2012 at face value.  Additionally, we repurchased, in the open market, $2.6 million of our 8.75% Senior Subordinated Notes due 2011 at face value.  The $0.4 million in costs related to these repurchases have been recorded as loss from extinguishment of debt in our consolidated statements of operations.

Series D Convertible Exchangeable Preferred Stock.  On June 15, 2005, we completed an exchange of the $3.00 Series D Convertible Exchangeable Preferred Stock into Convertible Debentures.  Pursuant to the terms of the Preferred Stock, a holder of the Preferred Stock received $1,000 principal amount of Convertible Debentures for each $1,000 of liquidation preference of Preferred Stock held by such holder at the Exchange Date, plus accrued but unpaid dividends through the Exchange Date.

The Convertible Debentures mature September 15, 2012 and bear interest at a rate of 6% per annum, payable quarterly on each March 15, June 15, September 15 and December 15, beginning September 15, 2005.  The Convertible Debentures are convertible into Class A Common Stock on substantially the same conversion terms as the Preferred Stock.  The Convertible Debentures are part of long term liabilities on the balance sheet with a principal balance of $166.9 million.

Program contracts payable and programming commitments.  Total current and long-term program contracts payable at June 30, 2005 and June 30, 2004 were $123.1 million and $172.7 million, respectively.  In addition, we entered into commitments to purchase future programming.  Under these commitments, we were obligated on June 30, 2005 to make future payments totaling $236.3 million.

Other.  Our commitments also include capital leases, operating leases, sports programming, personnel contracts and other liabilities.  The amount of these commitments may be material.

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R (SFAS 123R), Share-Based Payment as a revision to FASB Statement No. 123, Accounting for Stock-Based Compensation.  We will adopt SFAS 123R on January 1, 2006.  SFAS 123R supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows.  This standard requires that all share-based payments, including grants of employee stock options and our employee stock purchase plan, be recognized in the income statement as compensation expense based on their fair values.  On April 21, 2005, we accelerated the vesting of 390,039 options, which was all of our outstanding unvested options.  There is no material impact to earnings as a result of this acceleration because most options had an exercise price that was above the trading price on the vesting date.  The acceleration of the vesting effectively resulted in a modification to the original options.  In accordance with FASB Interpretation No.44, Accounting for Certain Transaction involving Stock Based Compensation, we recorded an immaterial compensation charge based on the intrinsic value of the awards as measured on the modification date.  The acceleration of vesting will reduce our future compensation expense related to these options by $0.8 million (pre-tax), in aggregate, for the years 2006 through 2008, the original remaining vesting period.  SFAS 123R will also require us to recognize a compensation charge for our Employee Stock Purchase Plan.  For the year ended December 31, 2004, this amount would have been $0.3 million and we expect to incur similar amounts in the future.

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143, (FIN 47) which clarifies the term “conditional asset retirement obligation” as used in SFAS No. 143, Accounting for Asset Retirement Obligations.  FIN 47 provides that an asset retirement obligation is conditional when either the timing and (or) method of settling the obligation is conditioned on a future event.  Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated.  Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists.  This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.  FIN 47 is effective for fiscal years ending after December 15, 2005.  We do not expect the adoption of FIN 47 to have a material impact on our consolidated financial position, consolidated results of operations and consolidated cash flows.

CONTRACTUAL CASH OBLIGATIONS AND OFF BALANCE SHEET ARRANGEMENTS

In 2003, we entered into option agreements with an unrelated third party to purchase certain license and non-license television broadcast assets of WNAB-TV in Nashville, Tennessee.  On March 25, 2005, we exercised our option agreements for $5.0 million and $8.3 million, respectively.  The closing for the license assets is pending approval by the Federal Communications Commission (FCC).  If the FCC has not granted approval by December 23, 2005, we will be required to pay $4.5 million of the exercise price and if approval is not granted by December 22, 2006, we will be required to pay the remaining $0.5 million to the unrelated third party.  On May 31, 2005, we completed the purchase of the non-license broadcast assets.  This exercise of the call option decreased our off balance sheet arrangement obligation for purchase options from $22.0 million in aggregate, for all years after 2004 to $5.0 million as of the quarter ended June 30, 2005.

We have determined that WNAB continues to be a variable interest entity (VIE) and that we remain as the primary beneficiary of the variable interests as a result of the terms of our outsourcing agreement and the remaining option.  As a result, we continue to consolidate the assets and liabilities of WNAB at their fair values, which have been adjusted to reflect an appraisal prepared in connection with the closing of the non-license assets.

On May 26, 2005, we entered into a twelve month limited scope liquidity assurance with Acrodyne Communications, Inc. (Acrodyne), one of our majority owned subsidiaries.  Pursuant to this agreement, we shall provide to them sufficient funding to cover any necessary working capital needs through May 25, 2006 should Acrodyne not be able to provide that funding on its own.  The exposure to us in this liquidity assurance cannot be estimated nor can its probability of occurrence be estimated.  In connection with this liquidity assurance, we established a $0.5 million line of credit for Acrodyne.  Interest on any unpaid indebtedness will be calculated on a daily basis at LIBOR plus 225 basis points per annum.  As of July 18, 2005, Acrodyne had borrowed $0.1 million.  We do not believe the liquidity assurance will have a material impact to our consolidated financial position, consolidated results of operations or consolidated cash flows and, therefore, have not recorded any liability related to it.

RISK FACTORS

The following sections entitled Network Affiliation Agreements, Changes in Rules on Television Ownership, Changes in Rules on Local Marketing Agreements and  Use of Outsourcing Agreements and represent an update to these sections within Risk Factors contained in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2004.

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

During the second quarter, we entered into a binding term sheet with the ABC Television Network to renew all of our ABC affiliation agreements and we received $2.2 million in cash for unpaid network compensation related to 2005 and earlier years.  This amount was recorded as station broadcast revenues in our consolidated statement of operations for the three and six months ended June 30, 2005.  The affiliation agreements for eight of our ABC stations expire on December 31, 2009.  Additionally, beginning on September 5, 2005, WICS-TV and WICD-TV in Springfield and Champaign, Illinois will become an ABC affiliate with an agreement that will expire on December 31, 2009.  Our remaining ABC station, WTXL-TV in Tallahassee, Florida, recently entered into an ABC affiliation agreement that will expire on December 31, 2012.

The affiliation agreements of our 20 FOX stations expired on June 30, 2005.  We have begun preliminary negotiations to renew our affiliation agreements.  The aggregate net book value of our FOX affiliate agreements was $38.4 million as of June 30, 2005.

The non-renewal or termination of any of our network affiliation agreements would prevent us from being able to carry programming of the relevant network.  This loss of programming would require us to obtain replacement programming, which may involve higher costs and which may not be as attractive to our target audiences, resulting in reduced revenues.  Upon the termination of any of our affiliation agreements, we would be required to establish new affiliation agreements with other networks or operate as an independent station.  At such time, the remaining value of the network affiliation asset could become impaired and we would be required to write down the value of the asset.  At this time, we cannot predict the final outcome of these negotiations and any impact they may have on our consolidated financial position, consolidated results of operations and consolidated cash flows.

Changes in Rules on Television Ownership

In June 2004, the Court of Appeals for the Third Circuit issued a decision which upheld a portion of the 2003 rules and remanded the matter to the Federal Communications Commission (FCC) for further justification of the rules.  Several parties, including us, have filed petitions with the Supreme Court of the United States seeking review of the Third Circuit decision.  The Supreme Court recently denied those petitions.  The FCC has not commenced its proceeding on remand, and, we cannot predict the outcome of that proceeding which could significantly impact our business.

Changes in Rules on Local Marketing Agreements

In 1999, the FCC decided to attribute Local Marketing Agreements (LMAs) for ownership purposes but grandfathered LMAs that were entered into prior to November 5, 1996, permitting the LMAs to continue pending the FCC’s case-by-case review of each LMA.  The FCC has not yet begun its review of grandfathered LMAs nor indicated when it will begin that review and we cannot predict this outcome of such a review.

Under the FCC’s 2003 ownership rules, we would be allowed to continue to program most of the stations with which we have an LMA.  However, FCC’s 2003 ownership rules have been stayed by the U.S. Court of Appeals for the Third Circuit and are still on remand to the FCC.  The petitions by several parties, including us, seeking review of the Third Circuit decision were recently denied by the Supreme Court of the United States.  The FCC has announced that it is considering a Further Notice of Proposed Rulemaking concerning the broadcast ownership rules, but it has not yet commenced any such proceeding.  Accordingly, it is not clear if we will be required to terminate or modify our LMAs in markets where we have such arrangements.

In 2003, the FCC dismissed our applications to acquire certain LMA stations.  We filed an application for review of that decision, which is still pending.  We filed a petition with the U.S. Court of Appeals for the D.C. Circuit requesting that the Court direct the FCC to take final action on our applications.  The Court recently denied that petition.

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

Use of Outsourcing Agreements

On August 2, 2004 the FCC released a notice of proposed rulemaking seeking comments on its tentative conclusion that television Joint Sales Agreements should be attributable for ownership purposes.  That proceeding is still pending.  We cannot predict the outcome of this proceeding, nor can we predict how any changes, together with possible changes to the ownership rules, would apply to our existing outsourcing agreements.

Indecent Broadcast Restrictions

It is a violation of federal law and FCC regulations to broadcast obscene or indecent programming.  FCC licensees are, in general, responsible for the content of their broadcast programming, including content supplied by television networks.  Accordingly, there is a risk of being fined as a result of our broadcast programming, including network programming.  The maximum forfeiture amount for the broadcast of indecent or obscene material is $32,500 for each violation.  In the past few years, the FCC has intensified its scrutiny of allegedly indecent and obscene programming.  The FCC’s review of complaints regarding allegedly indecent or obscene network programming broadcast on some of our FOX and WB affiliates may be delaying the grant of the applications for license renewal of those stations.

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

On October 12, 2004, the FCC issued a Notice of Apparent Liability for Forfeiture (NAL) in the amount of $7,000 per station to virtually every FOX station, including the 16 FOX affiliates licensed to us and the four FOX affiliates programmed by us.  The NAL alleged that the stations broadcast indecent material contained in an episode of a FOX network program that aired on April 7, 2003.  We, as well as other parties including the FOX network, filed oppositions to the NAL.  That proceeding is still pending.  Although we cannot predict the outcome of that proceeding or the effect of any adverse outcome on the stations license renewal applications, the FOX network has agreed to indemnify its affiliates for the full amount of this liability.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates.  We enter into derivative instruments primarily for the purpose of reducing the impact of changing interest rates on our floating rate debt and to reduce the impact of changing fair market values on our fixed rate debt.

Interest Rate Risks

As of June 30, 2005, we held the following derivative instruments (amounts in millions):

						Pro Forma FMV
Notional Amount		Expiration Date	Interest Payable	Interest Receivable	FMV Asset (Liability) (4)	1% Rate Increase (5)	1% Rate Decrease (5)

$375.0	(1)	June 5, 2006	6.25 - 7.00%	LIBOR (3)	$(8.4)	$(3.5)	$(11.3)
$200.0	(1)	June 5, 2006	6.25 - 7.00%	LIBOR (3)	(4.6)	(2.2)	(5.7)
$300.0	(2)	March 12, 2012	LIBOR + 2.28% (3)	8.00%	13.0	1.7	21.9
$100.0	(2)	March 15, 2012	LIBOR + 3.095% (3)	8.00%	1.0	(4.0)	5.3
					$1.0	$(8.0)	$10.2

(1)          These swap agreements do not qualify for hedge accounting treatment under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133); therefore, changes in their fair market values are reflected currently in earnings as an unrealized gain from derivative instruments.  We incurred an unrealized gain related to these instruments of $2.8 million and $19.1 million for the six months ended June 30, 2005 and 2004, respectively.

(2)          These swaps are accounted for as hedges in accordance with SFAS 133; therefore changes in their fair market values are reflected as adjustments to the carrying value of the underlying debt being hedged.

(3)          Represents a floating rate based on the three month London Interbank Offered Rate (LIBOR).

(4)          The fair market value (FMV) of the interest rate swap agreements is estimated by obtaining quotations from the international financial institutions party to each derivative contract.  The fair value is an estimate of the net amount that we would (pay) receive on June 30, 2005 if we cancelled the contracts or transferred them to other parties.

(5)          Represents the estimated pro forma FMV of each derivative instrument as of June 30, 2005 if current interest rates were higher by 1% or lower by 1%, which indicates the relative sensitivity of these instruments to changes in interest rates.

We are also exposed to risk from a change in interest rates to the extent we are required to refinance existing fixed rate indebtedness at rates higher than those prevailing at the time the existing indebtedness was incurred.  As of June 30, 2005, we had senior subordinated notes totaling $307.4 million, $808.9 million and $150.0 million expiring in the years 2011, 2012 and 2018, respectively.  Based upon the quoted market price, the fair value of the notes was $1.3 billion as of June 30, 2005.  Generally, the fair market value of the notes will decrease as interest rates rise and increase as interest rates fall.  We estimate that a 1.0% increase from prevailing interest rates would result in a decrease in fair value of the notes by approximately $70.0 million as of June 30, 2005.  The estimates related to the increase or decrease of interest rates are based on assumptions for forecasted future interest rates.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures and concluded that they were effective as of June 30, 2005.

Our Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2005.  The term “disclosure controls and procedures,” as defined in Rules 13s-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of June 30, 2005, our Chief Executive Officer and Chief Financial Officer concluded that, we have reasonable assurance that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the second quarter of 2005, we substantially completed the implementation of a new revenue and billing system that management believes will enhance certain operating efficiencies at our stations.  Any changes related to this system have not materially affected, and are not reasonably likely to materially affect, our internal control over financial reporting.  There have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Lawsuits and claims are filed against us from time to time in the ordinary course of business.  These actions, other than what is discussed in Note 2. Commitments and Contingencies are in various preliminary stages and no judgments or decisions have been rendered by hearing boards or courts.  After reviewing developments to date with legal counsel, our management is of the opinion that the outcome of such matters will not have a material adverse effect on our consolidated financial position, consolidated results of operations or consolidated cash flows.

Subsequent to our airing a news program in 2004, POW Story: Politics, Pressure and the Media, certain parties filed formal complaints against us and certain of our employees and directors with the Federal Election Commission (FEC).  On June 13, 2005, the FEC concluded unanimously that neither we nor our employees or directors violated any campaign finance laws and that our broadcast activities were protected by the “press exemption.”

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of Sinclair Broadcast Group, Inc. was held on May 12, 2005.  At the meeting, two items, as set forth in proxy statement dated April 8, 2005, were submitted to the shareholders for a vote.  In response to Proposal I, the shareholders elected all persons nominated for directors as set forth in our proxy statement dated April 8, 2005, for a term expiring May 12, 2006.  Approximately 97.6 % of the eligible votes were cast.  The table below sets forth the results of the voting for nominated directors:

Election of Directors	For	Against or Withheld

David D. Smith	407,038,033	19,427,562
Frederick G. Smith	406,917,019	19,548,576
J. Duncan Smith	406,918,968	19,546,627
Robert E. Smith	406,902,497	19,563,098
Basil A. Thomas	405,347,572	21,118,023
Lawrence E. McCanna	423,078,192	2,387,403
Daniel C. Keith	423,076,472	3,389,123
Martin R. Leader	423,077,871	3,387,724

In response to Proposal II, the shareholders ratified the appointment of Ernst & Young, LLP as our independent auditors for the fiscal year ending December 31, 2005.  The table below sets forth the results of the voting for Ernst & Young, LLP:

For	Against	Abstain
423,349,042	3,107,210	9,343

ITEM 6.  EXHIBITS

Exhibit Number	Description

31.1	Certification by David D. Smith, as Chairman and Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241)

31.2	Certification by David B. Amy, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241)

32.1	Certification by David D. Smith, as Chairman and Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C § 1350)

32.2	Certification by David B. Amy, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C § 1350)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on the 9th day of August 2005.

SINCLAIR BROADCAST GROUP, INC.

By:	/s/ David R. Bochenek
David R. Bochenek
Vice President/Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification by David D. Smith, as Chairman and Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241)

31.2	Certification by David B. Amy, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241)

32.1	Certification by David D. Smith, as Chairman and Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C § 1350)

32.2	Certification by David B. Amy, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C § 1350)