Form 10-Q
period 2005-09-30
SINCLAIR BROADCAST GROUP INC
filed 2005-11-09
CIK 912752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One) ☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

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

Yes ☒     No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of each class	Number of shares outstanding as of November 3, 2005
Class A Common Stock	46,871,918
Class B Common Stock	38,587,571

SINCLAIR BROADCAST GROUP, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2005

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18,126	$10,491
Accounts receivable, net of allowance for doubtful accounts of $4,292 and $4,518, respectively	113,407	132,062
Current portion of program contract costs	58,711	48,805
Income taxes receivable	—	624
Prepaid expenses and other current assets	9,869	17,509
Deferred barter costs	2,384	2,173
Assets held for sale	3,683	103,523
Deferred tax assets	11,653	20,354
Total current assets	217,833	335,541

PROGRAM CONTRACT COSTS, less current portion	42,459	26,951
LOANS TO AFFILIATES	15	13
PROPERTY AND EQUIPMENT, net	312,002	336,538
GOODWILL, net	1,047,958	1,041,452
BROADCAST LICENSES, net	409,620	405,416
DEFINITE-LIVED INTANGIBLE ASSETS, net	229,550	237,324
OTHER ASSETS	53,104	82,428
Total assets	$2,312,541	$2,465,663

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,922	$7,056
Income taxes payable	19,291	—
Accrued liabilities	66,992	77,291
Current portion of notes payable, capital leases and commercial bank financing	33,775	43,737
Current portion of notes and capital leases payable to affiliates	4,218	5,209
Current portion of program contracts payable	103,797	112,471
Deferred barter revenues	2,660	2,655
Deferred gain on sale of broadcast assets	3,249	26,129
Liabilities held for sale	1,460	14,698
Total current liabilities	239,364	289,246
LONG-TERM LIABILITIES:
Notes payable, capital leases and commercial bank financing, less current portion	1,427,810	1,571,346
Notes and capital leases payable to affiliates, less current portion	16,120	19,323
Program contracts payable, less current portion	69,123	60,197
Deferred tax liabilities	263,833	216,937
Other long-term liabilities	59,507	80,796
Total liabilities	2,075,757	2,237,845

MINORITY INTEREST IN CONSOLIDATED ENTITIES	5,782	1,267

SHAREHOLDERS’ EQUITY:
Series D Preferred Stock, $0.01 par value, 3,450,000 shares authorized, 0 and 3,337,033 issued and outstanding, respectively	—	33
Class A Common Stock, $0.01 par value, 500,000,000 shares authorized, 46,853,634 and 46,018,574 shares issued and outstanding, respectively	469	460
Class B Common Stock, $0.01 par value, 140,000,000 shares authorized, 38,587,671 and 39,150,828 shares issued and outstanding, respectively, convertible into Class A Common Stock	385	391
Additional paid-in capital	590,158	752,130
Accumulated deficit	(360,010)	(526,463)
Total shareholders’ equity	231,002	226,551
Total liabilities and shareholders’ equity	$2,312,541	$2,465,663

The accompanying notes are an integral part of these unaudited consolidated statements.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
REVENUES:
Station broadcast revenues, net of agency commissions	$149,027	$151,648	$456,572	$463,874
Revenues realized from station barter arrangements	12,039	13,617	41,551	43,388
Other operating divisions’ revenues	4,724	2,845	15,160	10,779
Total revenues	165,790	168,110	513,283	518,041
OPERATING EXPENSES:
Station production expenses	35,486	37,147	112,170	114,551
Station selling, general and administrative expenses	34,218	35,319	103,123	106,691
Expenses recognized from station barter arrangements	11,158	12,619	38,447	40,147
Amortization of program contract costs and net realizable value adjustments	18,587	23,840	52,131	70,217
Stock-based compensation expense	502	293	1,160	1,207
Other operating divisions’ expenses	3,699	3,506	14,000	12,656
Depreciation and amortization of property and equipment	12,175	11,859	38,337	36,038
Corporate general and administrative expenses	5,199	4,559	15,180	15,494
Amortization of definite-lived intangible assets and other assets	4,475	4,621	13,529	13,955
Total operating expenses	125,499	133,763	388,077	410,956
Operating income	40,291	34,347	125,206	107,085
OTHER INCOME (EXPENSE):
Interest expense and amortization of debt discount and deferred financing costs	(30,446)	(29,889)	(88,159)	(91,575)
Interest income	187	23	416	140
Loss from sale of assets	(69)	(12)	(69)	(45)
Loss from extinguishment of debt	—	—	(1,631)	(2,453)
Unrealized gain from derivative instruments	5,761	1,602	17,487	20,576
Income (loss) from equity and cost investees	24	(3,124)	(389)	255
Other income, net	206	183	755	572
Total other expense	(24,337)	(31,217)	(71,590)	(72,530)
Income from continuing operations before income taxes	15,954	3,130	53,616	34,555
INCOME TAX PROVISION	(2,585)	(1,196)	(16,454)	(13,914)
Income from continuing operations	13,369	1,934	37,162	20,641
DISCONTINUED OPERATIONS:
Income from discontinued operations, net of related income tax provision of $343, $1,133, $2,413 and $3,893, respectively	701	1,574	4,841	5,967
Gain from sale of discontinued operations, net of related income tax provision of $10,494 and $80,002, respectively	17,508	—	146,024	—
NET INCOME	31,578	3,508	188,027	26,608
PREFERRED STOCK DIVIDENDS	—	2,503	5,004	7,678
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$31,578	$1,005	$183,023	$18,930

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
Earnings (loss) per share from continuing operations	$0.16	$(0.01)	$0.38	$0.15
Earnings per share from discontinued operations	$0.21	$0.02	$1.76	$0.07
Earnings per common share	$0.37	$0.01	$2.14	$0.22
Weighted average common shares outstanding	85,428	85,311	85,353	85,733
Weighted average common and common equivalent shares outstanding	85,448	85,311	85,360	85,883
Dividends per common share	$0.075	$0.025	$0.200	$0.050

The accompanying notes are an integral part of these unaudited consolidated statements.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

(in thousands) (Unaudited)

	Series D Preferred Stock	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity
BALANCE, December 31, 2004	$33	$460	$391	$752,130	$(526,463)	$226,551
Dividends declared on common stock	—	—	—	—	(16,987)	(16,987)
Dividends paid on Series D Preferred Stock	—	—	—	—	(4,587)	(4,587)
Class A Common Stock issued pursuant to employee benefit plans and stock options exercised	—	3	—	2,207	—	2,210
Class B Common Stock converted into Class A Common Stock	—	6	(6)	—	—	—
Series D Preferred Stock converted into debt	(33)	—	—	(164,184)	—	(164,217)
Amortization of deferred compensation	—	—	—	5	—	5
Net income	—	—	—	—	188,027	188,027
BALANCE, September 30, 2005	$—	$469	$385	$590,158	$(360,010)	$231,002

The accompanying notes are an integral part of these unaudited consolidated statements.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands) (Unaudited)

	Nine Months Ended September 30,
	2005	2004
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$188,027	$26,608
Adjustments to reconcile net income to net cash flows from operating activities:
Amortization of debt premium	(811)	(811)
Depreciation and amortization of property and equipment	38,879	38,073
Recognition of deferred revenue	(3,706)	(3,693)
Accretion of capital leases	529	532
(Income) loss from equity and cost investees	389	(255)
Loss on sale of property	69	45
Gain on sale of broadcast assets related to discontinued operations	(226,026)	—
Amortization of deferred compensation	1,160	125
Unrealized gain from derivative instruments	(17,487)	(20,576)
Amortization of definite-lived intangible assets and other assets	13,551	14,369
Amortization of program contract costs and net realizable value adjustments	52,737	74,406
Amortization of deferred financing costs	2,039	2,185
Extinguishment of debt, non-cash portion	1,079	1,289
Amortization of derivative instruments	404	963
Deferred tax provision related to operations	24,822	17,115
Deferred tax provision related to discontinued operations	31,874	—
Net effect of change in deferred barter revenues and deferred barter costs	(247)	(278)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Increase in minority interest	(334)	(183)
Decrease in accounts receivables, net	13,280	15,065
Decrease in taxes receivable	624	1,541
Decrease in prepaid expenses and other current assets	7,101	4,367
Decrease in other long term assets	5,221	514
Decrease in accounts payable and accrued liabilities	(22,083)	(9,134)
Increase in income taxes payable	17,627	—
Decrease in other long-term liabilities	(1,272)	(1,029)
Dividends and distributions from equity and cost investees	1,608	1,320
Payments on program contracts	(79,103)	(83,186)
Net cash flows from operating activities	49,951	79,372
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(12,240)	(36,529)
Payment for acquisition of television stations	(11,040)	—
Consolidation of variable interest entity	—	239
Distribution from equity investments	99	—
Contributions in equity and cost investees	(970)	(4,620)
Proceeds from the sale of property	59	23
Proceeds from the sale of broadcast assets related to discontinued operations	295,190	—
Proceeds from the sale of equity investees	21,500	—
Proceeds from insurance settlement	404	—
Loans to affiliates	(95)	(828)
Proceeds from loans to affiliates	93	2,182
Net cash flows from (used in) investing activities	293,000	(39,533)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Repayments of notes payable, commercial bank financing and capital leases	(346,279)	(543,400)
Proceeds from commercial bank financing and notes payable	35,500	511,000
Proceeds from exercise of stock options	73	1,152
Payments for deferred financing costs	(1,913)	(953)
Dividends paid on Series D Convertible Preferred Stock	(5,004)	(7,678)
Dividends paid on Class A Common Stock	(12,803)	(2,143)
Repurchase of Series D Convertible Preferred Stock	—	(4,752)
Repurchase of Class A Common Stock	—	(9,550)
Repayments of notes and capital leases to affiliates	(4,890)	(3,149)
Net cash flows used in financing activities	(335,316)	(59,473)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,635	(19,634)
CASH AND CASH EQUIVALENTS, beginning of period	10,491	28,730
CASH AND CASH EQUIVALENTS, end of period	$18,126	$9,096

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

Discontinued Operations

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we reported the financial position and results of operations of KOVR-TV in Sacramento, California, KSMO-TV in Kansas City, Missouri and WEMT-TV in Tri-Cities, Tennessee as discontinued operations in the accompanying consolidated balance sheets and consolidated statements of operations.  Discontinued operations have not been segregated in the consolidated statements of cash flows and, therefore, amounts for certain captions will not agree with the accompanying consolidated balance sheets and consolidated statements of operations.  The operating results of KOVR, KSMO and WEMT are not included in our consolidated results from continuing operations for the three and nine months ended September 30, 2005 and 2004.  In accordance with Emerging Issues Task Force (EITF) Issue No. 87-24, Allocation of Interest to Discontinued Operations, we have allocated $2.0 million of interest expense to discontinued operations for the three months ended September 30, 2004 and $3.6 million and $5.4 million for the nine months ended September 30, 2005 and 2004, respectively.  No interest was allocated for the three months ended September 30, 2005.  This represents interest on the amount of debt that has been paid down under the Bank Credit Agreement with the proceeds from the sales of KOVR, KSMO and WEMT.  See Note 7. Discontinued Operations for additional information.

Interim Financial Statements

The consolidated financial statements for the three and nine months ended September 30, 2005 and 2004 are unaudited.  In the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the consolidated financial position, consolidated results of operations and consolidated cash flows for these periods.

As permitted under the applicable rules and regulations of the Securities and Exchange Commission, the consolidated financial statements do not include all disclosures normally included with audited consolidated financial statements and, accordingly, should be read together with the audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2004 filed with the Securities and Exchange Commission.  The consolidated results of operations presented in the accompanying consolidated financial statements are not necessarily representative of operations for an entire year.

Retransmission Revenue

During the third quarter of 2005, as a result of recently renegotiated retransmission agreements, we recorded approximately $2.9 million in additional net broadcast revenue, reflecting a one-time adjustment to previously estimated retransmission revenue.

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R (SFAS 123R), Share-Based Payment as a revision to FASB Statement No. 123, Accounting for Stock-Based Compensation.  We will adopt SFAS 123R on January 1, 2006.  SFAS 123R supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows.  This standard requires that all share-based payments, including grants of employee stock options and our employee stock purchase plan, be recognized in the income statement as compensation expense based on their fair values.  On April 21, 2005, we accelerated the vesting of 390,039 stock options, which was all of our outstanding unvested options at that time.  The acceleration of the vesting effectively resulted in a modification to the original options.  In accordance with FASB Interpretation No.44, Accounting for Certain Transactions Involving Stock Based Compensation, we recorded an immaterial compensation charge based on the intrinsic value of the awards as measured on the modification date.  The acceleration of vesting will reduce our future compensation expense related to these options by $0.8 million (pre-tax), in aggregate, for the years 2006 through 2008, the original remaining vesting period. SFAS 123R will require us to recognize a compensation charge for our Employee Stock Purchase Plan.  For the year ended December 31, 2004, we estimate that this amount would have been $0.3 million and we expect to incur similar amounts in 2005 and in future years.

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

Other Recent Developments

On June 30, 2005, the Governor of the state of Ohio signed the Ohio Biennial Budget Bill.  The bill replaces the Ohio income and franchise tax with a commercial activity tax, among other changes in Ohio law.  During the three months ended September 30, 2005, we recorded a deferred tax benefit of $5.0 million for continuing operations to reflect an adjustment to our net deferred tax liabilities as a result of this tax law change.

Liquidity Assurance

On May 26, 2005, we entered into a twelve-month limited scope liquidity assurance with Acrodyne Communications, Inc. (Acrodyne), one of our majority-owned subsidiaries.  Pursuant to this agreement, we will provide to them sufficient funding to cover any necessary working capital needs through May 25, 2006 should Acrodyne not be able to provide that funding on its own.  The exposure to us in this liquidity assurance cannot be estimated nor can its probability of occurrence be estimated.  In connection with this liquidity assurance, we established a $0.5 million line of credit for Acrodyne.  Interest on any unpaid indebtedness will be calculated on a daily basis at LIBOR plus 225 basis points per annum.  As of September 30, 2005, Acrodyne had borrowed $0.1 million under this line of credit.  In October 2005, Acrodyne borrowed an additional $0.2 million.  We do not believe the liquidity assurance will have a material impact to our consolidated financial position, consolidated results of operations or consolidated cash flows and, therefore, we have not recorded any liability related to it.

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

 Had compensation expense related to our grants for stock-based compensation plans been determined consistent with SFAS 123, our net income available to common shareholders for the three and nine months ended September 30, 2005 and 2004, respectively, would approximate the pro forma amounts below (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Income available to common shareholders	$31,578	$1,005	$183,023	$18,930
Add: Stock-based employee compensation expense included in net income, net of related tax effects	502	293	1,160	1,207
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(548)	(689)	(2,219)	(2,852)
Net income, pro forma	$31,532	$609	$181,964	$17,285

Earnings per share:
Basic — as reported	$0.37	$0.01	$2.14	$0.22
Diluted — as reported	$0.37	$0.01	$2.14	$0.22
Basic — pro forma	$0.37	$0.01	$2.13	$0.20
Diluted — pro forma	$0.37	$0.01	$2.13	$0.20

We have computed for pro forma disclosure purposes the value of all options granted during the three and nine months ended September 30, 2005 and 2004, respectively, using the Black-Scholes option pricing model as prescribed by SFAS 123 using the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Risk-free interest rate	N/A	3.57%	3.10%	3.08%
Expected lives	N/A	5 years	5 years	5 years
Expected volatility	N/A	44%	48%	44%
Dividend yield	N/A	—	2.2%	—
Weighted average fair value	N/A	$4.07	$5.48	$5.63

Adjustments are made for options forfeited prior to vesting.  No options were granted during the three months ended September 30, 2005 and all options were vested as of April 21, 2005.  Therefore, there are not any applicable assumptions to be listed for the three months ended September 30, 2005.

Reclassifications

Certain reclassifications have been made to the prior periods consolidated financial statements to conform with the current period’s presentation.

2.              COMMITMENTS AND CONTINGENCIES:

Litigation

We are a party to lawsuits and claims from time to time in the ordinary course of business.  Actions currently pending are in various preliminary stages and no judgments or decisions have been rendered by hearing boards or courts in connection with such actions.  After reviewing developments to date with legal counsel, our management is of the opinion that the outcome of our pending and threatened matters will not have a material adverse effect on our consolidated financial position, consolidated results of operations or consolidated cash flows.

Operating Leases

As of September 30, 2005, we had outstanding letters of credit of $1.1 million under our revolving credit facility.  The letters of credit act as guarantees of lease payments for the property occupied by WTTA-TV in Tampa, Florida pursuant to the terms and conditions of the lease agreement and as support of the purchase of the license assets of WNYS-TV in Syracuse, New York pursuant to an Asset Purchase Agreement.

Network Affiliation Agreements

Fifty-eight of the 60 television stations that we own and operate, or to which we provide programming services or sales services, currently operate as affiliates of FOX (20 stations), WB (18 stations), ABC (11 stations), UPN (6 stations), CBS (2 stations) and NBC (1 station).  The remaining two stations are independent.  The networks produce and distribute programming in exchange for each station’s commitment to air the programming at specified times and for commercial announcement time during the programming.

On June 30, 2005, the affiliation agreements for our FOX affiliates expired.  On August 22, 2005, we entered into an agreement that caused these expired agreements to continue in full force and effect until terminated by either party.  We are currently in negotiations to renew with long-term FOX affiliation agreements.  At this time, we cannot predict the final outcome of these negotiations and any impact they may have on our consolidated financial position, consolidated results of operations or consolidated cash flows.  As of September 30, 2005, the aggregate net book value of these affiliation agreements were $37.9 million.

On October 24, 2005, NBC informed us that they intend to terminate our affiliation with WTWC-TV in Tallahassee, Florida.  This notice is contractually required to avoid automatic renewal of the existing agreement which expires January 1, 2007.  NBC has stated it is willing to continue its affiliation with WTWC if revised terms and conditions can be agreed upon.  As of September 30, 2005, the net book value of this affiliation agreement was $2.3 million.  We plan to enter into negotiations with NBC regarding our affiliation and at this time, we cannot predict the final outcome of these negotiations and any impact they may have on our consolidated financial position, consolidated results of operations and consolidated cash flows.

The non-renewal or termination of any of our network affiliation agreements would prevent us from being able to carry programming of the relevant network.  This loss of programming would require us to obtain replacement programming, which may involve higher costs and which may not be as attractive to our target audiences, resulting in reduced revenues.  Upon the termination of any of the above affiliation agreements, we would be required to establish a new affiliation agreement with another network or operate as an independent station.  At such time, the remaining value of the network affiliation asset could become impaired and we would be required to write down the value of the asset.

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

Termination penalties.  If the FCC requires us to modify or terminate our existing LMAs before the terms of the LMAs expire, or under certain circumstances, we elect not to extend the term of the LMAs, we may be forced to pay termination penalties under the terms of some of our LMAs.  Any such termination penalty could be material to our consolidated financial position.

WNAB Options

In 2003, we entered into option agreements with an unrelated third party to purchase certain license and non-license television broadcast assets of WNAB-TV in Nashville, Tennessee.  On March 25, 2005, we exercised the option agreements to acquire certain license and non-license assets for $5.0 million and $8.3 million, respectively.  On May 31, 2005, we completed the purchase of the non-license broadcast assets.  The closing on the license assets is pending approval by the FCC.  If the FCC has not granted approval by December 23, 2005, we will be required to pay $4.5 million of the exercise price and if approval is not granted by December 22, 2006, we will be required to pay the remaining $0.5 million to the unrelated third party.  On August 25, 2005, the Rainbow/PUSH Coalition filed a petition with the FCC to deny the transfer of the WNAB broadcast license to us.  The FCC is currently in the process of considering the transfer of the broadcast license and we believe the Rainbow/PUSH petition has no merit.

We have determined that WNAB continues to be a variable interest entity (VIE) and that we remain the primary beneficiary of the variable interests as a result of the terms of our outsourcing agreement and the remaining option.  As a result, we continue to consolidate the assets and liabilities of WNAB at their fair values, which have been adjusted to reflect an appraisal prepared in connection with the closing of the non-license assets.  Goodwill and FCC license book values were increased by $5.9 million and $4.2 million upon the closing of the non-license assets, respectively.

FCC License Renewals

On August 1, 2005, we filed applications with the FCC requesting renewal of the broadcast licenses for WICS-TV and WICD-TV in Springfield/Champaign, Illinois.  Subsequently, various viewers filed informal objections requesting that the FCC deny these renewal applications.  Also on August 1, 2005, we filed applications with the FCC requesting renewal of the broadcast licenses for WCGV-TV and WVTV-TV in Milwaukee, Wisconsin.  On November 1, 2005, the Milwaukee Public Interest Media Coalition filed a petition with the FCC to deny these renewal applications.  The FCC is currently in the process of considering all of these renewal applications and we believe the objections and petition requesting denial have no merit.

3.              SUPPLEMENTAL CASH FLOW INFORMATION (in thousands):

During the nine months ended September 30, 2005 and 2004, our supplemental cash flow information was as follows:

	Nine Months Ended September 30,
	2005	2004
Income taxes paid from continuing operations	$678	$1,737
Income taxes paid related to discontinued operations	$23,256	$256
Income tax refunds received	$383	$1,340
Interest payments	$90,312	$99,289

4.              DERIVATIVE INSTRUMENTS:

We enter into derivative instruments primarily to reduce the impact of changing interest rates on our floating rate debt and to reduce the impact of changing fair market values on our fixed rate debt.

Our losses resulting from prior year terminations of fixed to floating interest rate agreements are reflected as a discount on our fixed rate debt and are being amortized to interest expense through December 15, 2007, the original expiration date of the terminated swap agreements.  For the nine months ended September 30, 2005 and 2004, amortization of the discount of $0.4 million was recorded as interest expense.

As of September 30, 2005, we held the following derivative instruments (in millions):

Notional Amount	Expiration Date	Interest Payable			Interest Receivable	FMV Asset (Liability)(4)
$375.0(1)	June 5, 2006	6.25	–	7.00%	LIBOR(3)	$(4.6)
$200.0(1)	June 5, 2006	6.25	–	7.00%	LIBOR(3)	$(2.6)
$300.0(2)	March 12, 2012	LIBOR	+	2.28%(3)	8.00%	$7.3
$100.0(2)	March 15, 2012	LIBOR	+	3.095%(3)	8.00%	$(1.0)
						$(0.9)

(1)          These swap agreements do not qualify for hedge accounting treatment under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133); therefore, changes in their fair market values are reflected currently in earnings as an unrealized gain from derivative instruments.  We recorded an unrealized gain related to these instruments of $5.8 million and $1.6 million for the three months ended September 30, 2005 and 2004, respectively, and $17.5 million and $20.6 million for the nine months ended September 30, 2005 and 2004, respectively.

(2)          These swaps are accounted for as hedges in accordance with SFAS 133; therefore, changes in their fair market values are reflected as adjustments to the carrying value of the underlying debt being hedged.

(3)          Represents a floating rate based on the three-month London Interbank Offered Rate (LIBOR).

(4)          The fair market value (FMV) of the interest rate swap agreements is estimated by obtaining quotations from the international financial institutions party to each derivative contract.  The fair value is an estimate of the net amount that we would (pay) receive on September 30, 2005, if we cancelled the contracts or transferred them to other parties.

During May 2003, we completed an issuance of $150.0 million aggregate principal amount of 4.875% Convertible Senior Notes.  Under certain circumstances, we will pay contingent cash interest to the holder of the convertible notes during any six month period from January 15 to July 14 and from July 15 to January 14, commencing with the six month period beginning January 15, 2011.  The contingent interest feature is an embedded derivative which had a negligible fair value as of September 30, 2005.

5.              EARNINGS PER SHARE:

The following table reconciles income (numerator) and shares (denominator) used in our computations of earnings (loss) per share for the three and nine months ended September 30, 2005 and 2004 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Income (Numerator)
Income from continuing operations	$13,369	$1,934	$37,162	$20,641
Income from discontinued operations	701	1,574	4,841	5,967
Gain on sale of discontinued operations	17,508	—	146,024	—
Net income	31,578	3,508	188,027	26,608
Preferred stock dividends paid	—	2,503	5,004	7,678
Net income available to common shareholders	$31,578	$1,005	$183,023	$18,930

Shares (Denominator)
Weighted-average number of common shares	85,428	85,311	85,353	85,733
Dilutive effect of outstanding stock options	20	—	7	150
Weighted-average number of common equivalent shares outstanding	85,448	85,311	85,360	85,883

Basic earnings per share (EPS) represents the portion of our net income allocated to each outstanding share of common stock.  EPS is calculated by subtracting dividends paid on our preferred stock from our net income and dividing that amount by the weighted shares outstanding during the reporting period.

Diluted earnings per share (diluted EPS) represents what the EPS would be if all convertible securities were exercised, unless they are anti-dilutive (defined below).  In other words, diluted EPS takes into account all stock options and convertible bonds as if they were exercised for, or converted into, shares of common stock, unless they are anti-dilutive.  Anti-dilutive securities are those that cause EPS to increase if they were converted into shares of common stock.  Therefore, when all dilutive securities are considered, the number of shares outstanding increases, causing the EPS to decrease.

As of the three months ended September 30, 2005 and 2004, there were approximately 20,000 and 8,000 outstanding stock options, respectively, that could have been exercised for shares of common stock.  The 8,000 outstanding stock options as of September 30, 2004 were not included in the EPS calculation because their effect would be anti-dilutive.  As of the nine months ended September 30, 2005 and 2004, there were approximately 7,000 and 150,000 outstanding stock options, respectively, that could have been exercised for shares of common stock.  All remaining options that were outstanding during the three and nine months ended September 30, 2005 and 2004 were not included in the computation of diluted EPS because the exercise prices were greater than the average market price of our common shares during the respective reporting periods.

As of the three and nine months ended September 30, 2005 and September 30, 2004, our Convertible Debentures and Convertible Senior Notes were anti-dilutive, and were therefore not included in the computation of diluted EPS.

6.              RELATED PARTY TRANSACTIONS:

On May 31, 2005, we entered into an agreement with Auto Properties LLC, an affiliate of Atlantic Automotive Corporation (“Atlantic Automotive,” formerly Summa Holdings, Ltd.), pursuant to which we had agreed to sell our 17.5% equity interest, or 21.22 shares, in Atlantic Automotive to Auto Properties LLC for approximately $21.5 million in cash.  David D. Smith, our President, Chief Executive Officer and Director, has a controlling interest in Atlantic Automotive Corporation and a 50% interest in Auto Properties LLC. On May 31, 2005, we recorded a loss from equity investees of $0.7 million on our consolidated statements of operations for the difference between this sales price and the adjusted net book value of our equity investment, including an adjustment for accrued, but unpaid, dividends.

On August 2, 2005, the agreement between us and Auto Properties LLC was nullified and we entered into new stock purchase agreements with David D. Smith and Steven B. Fader, an unrelated third party, and entered into a stock redemption agreement with Atlantic Automotive, totaling approximately $21.5 million.  Pursuant to the stock purchase agreements, 9.87 shares were sold to each party for $10.0 million in cash and pursuant to the stock redemption agreements, Atlantic Automotive redeemed the remaining 1.48 shares of our equity interest for $1.5 million in cash.

On July 1, 2005, Sinclair Communications, LLC (Sinclair Communications), a subsidiary of Sinclair Broadcast Group, Inc. (SBG), and Cunningham Communications, Inc. (Cunningham Communications) entered into Amendment No. 2 (the Amendment) to an original Lease Agreement (the Lease), dated July 1, 1987, as amended July 1, 1997.  The Amendment became effective July 1, 2005 and expires on June 30, 2007.  Cunningham Communications is owned by David D. Smith, SBG’s President, Chief Executive Officer and Director, as well as Frederick Smith, J. Duncan Smith and Robert Smith, members of SBG’s Board of Directors.  The Smith brothers are the controlling shareholders of SBG. The Amendment includes the lease of tower and building space that Sinclair Communications utilizes for digital television transmission.  The Lease was amended to increase the monthly rent by $25,357 for a total current monthly rent of $82,860.  The monthly rent will increase by 5% in July of 2006.  In addition, the Amendment required Sinclair Communications to make a lump sum payment of $565,800 to Cunningham Communications upon the execution of the Amendment.

        In response to the disaster caused by hurricane Katrina, the Sinclair Relief Fund (the Fund) was formed by David D. Smith, Frederick Smith, J. Duncan Smith, each controlling shareholders, and Barry M. Faber, our Vice President and General Counsel.  The Fund is a qualified charitable organization formed to provide monetary aid and relief to the victims of natural disasters.  On September 21, 2005, we made a $50,000 contribution to the Fund.  This contribution was ratified and authorized by the Audit Committee.

On September 30, 2005, we fully redeemed the founders note due to the late Julian S. Smith with a final payment of $1.5 million.  This note was issued on September 30, 1990 at a principal amount of $7.5 million and we have been making periodic interest and principal payments since issuance.  Refer to Note 11. Related Party Transactions in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2004 for additional information regarding this note.

7.              DISCONTINUED OPERATIONS:

Accounts receivable related to all of our discontinued operations is included in the accompanying consolidated balance sheets, net of allowance for doubtful accounts, for all periods presented.  This is because we continue to own the rights to collect the amounts due to us through the closing dates of the non-license television broadcast assets.  Such amounts were $0.2 million (net of allowance of $0.4 million) and $9.8 million (net of allowance of $0.4 million) as of September 30, 2005 and December 31, 2004, respectively.

WEMT Disposition

On May 16, 2005, we entered into an agreement to sell WEMT-TV in Tri-Cities, Tennessee, including the FCC license (the broadcast license) to an unrelated third party for $7.0 million.  On the same day, we completed the sale of the WEMT non-license television broadcast assets for $5.6 million of the total $7.0 million sales price and recorded a deferred gain of $3.2 million, which is stated separately on the consolidated balance sheets.  We are currently operating WEMT under a joint sales agreement.  Upon closing of the broadcast license, which is pending approval by the FCC, we will recognize the gain, net of $1.1 million in taxes.  We expect to receive FCC approval prior to May 16, 2006, which is the one year anniversary of the date we entered into the agreement to sell WEMT.  Net assets and liabilities held for sale related to WEMT were $1.8 million and $4.5 million as of September 30, 2005 and December 31, 2004, respectively.

KOVR Disposition

On December 2, 2004, we entered into an agreement to sell KOVR-TV in Sacramento, California, including the FCC license and our investment in KOVR Joint Venture to an unrelated third party.  The FCC approved the transfer of the license to the unrelated third party and we completed the sale on April 29, 2005 for a cash purchase price of $285.0 million.  We recorded a gain of $129.5 million, net of $70.0 million of taxes, as gain on sale of discontinued operations in our consolidated statements of operations for the three and nine months ended September 30, 2005.  The net proceeds were used to repay bank debt.

KSMO Disposition

On November 12, 2004, we entered into an agreement to sell KSMO-TV in Kansas City, Missouri, including the FCC license (the broadcast license) to an unrelated third party for $33.5 million.  On the same day, we completed the sale of the KSMO non-license television broadcast assets for $26.8 million of the total $33.5 million sale price.  The FCC approved the transfer of the broadcast license to the unrelated third party and we completed the sale of the license assets, including the broadcast license, on September 29, 2005 for a cash price of approximately $6.7 million.  We recorded $16.5 million, net of $10.0 million in taxes, as gain on the sale of discontinued operations in our consolidated statements of operations for the three and nine months ended September 30, 2005.  The gain is comprised of the previously deferred gain of $26.1 million and the gain of $0.4 million from the sale of the license assets, net of taxes, respectively.

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

CONDENSED CONSOLIDATED BALANCE SHEET

AS OF SEPTEMBER 30, 2005

(in thousands) (Unaudited)

		Guarantor Subsidiaries
	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	KDSM, LLC	Non-Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Cash	$—	$16,655	$28	$1,443	$—	$18,126
Accounts receivable	173	109,340	1,071	2,823	—	113,407
Other current assets	828	76,996	575	4,218	—	82,617
Assets held for sale	—	3,683	—	—	—	3,683
Total current assets	1,001	206,674	1,674	8,484	—	217,833

Property and equipment, net	9,493	294,104	4,664	3,741	—	312,002

Investment in consolidated subsidiaries	527,034	—	—	—	(527,034)	—
Other long-term assets	22,428	66,934	614	7,190	(1,588)	95,578
Total other long-term assets	549,462	66,934	614	7,190	(528,622)	95,578

Acquired intangible assets	—	1,623,971	5,626	57,531	—	1,687,128

Total assets	$559,956	$2,191,683	$12,578	$76,946	$(528,622)	$2,312,541

Accounts payable and accrued liabilities	$4,195	$80,684	$418	$4,908	$—	$90,205
Current portion of long-term debt	1,162	3,331	—	33,500	—	37,993
Other current liabilities	—	107,570	1,330	806	—	109,706
Liabilities held for sale	—	1,460	—	—	—	1,460
Total current liabilities	5,357	193,045	1,748	39,214	—	239,364

Long-term debt	323,599	1,118,014	2,317	—	—	1,443,930
Other liabilities	(2)	388,713	1,189	9,933	(1,588)	398,245
Total liabilities	328,954	1,699,772	5,254	49,147	(1,588)	2,081,539

Common stock	854	—	—	—	—	854
Additional paid-in capital	590,158	596,366	18,186	71,380	(685,932)	590,158
Accumulated deficit	(360,010)	(104,455)	(10,862)	(43,581)	158,898	(360,010)
Total shareholders’ equity	231,002	491,911	7,324	27,799	(527,034)	231,002
Total liabilities and shareholders’ equity	$559,956	$2,191,683	$12,578	$76,946	$(528,622)	$2,312,541

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

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005

(in thousands) (Unaudited)

		Guarantor Subsidiaries
	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	KDSM, LLC	Non-Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Net revenue	$—	$159,141	$1,925	$4,724	$—	$165,790

Program and production	—	35,063	423	—	—	35,486
Selling, general and administrative	3,878	34,406	524	609	—	39,417
Depreciation, amortization and other operating expenses	613	45,160	863	3,960	—	50,596
Total operating expenses	4,491	114,629	1,810	4,569	—	125,499

Operating (loss) income	(4,491)	44,512	115	155	—	40,291

Equity in earnings of subsidiaries	35,616	—	—	—	(35,616)	—
Interest income	—	172	—	1	14	187
Interest expense	(5,867)	(24,037)	(66)	(462)	(14)	(30,446)
Other income (expense)	4,125	1,944	49	(196)	—	5,922
Total other income (expense)	33,874	(21,921)	(17)	(657)	(35,616)	(24,337)

Income tax benefit (provision)	2,195	(4,650)	—	(130)	—	(2,585)
Income from discontinued operations	—	701	—	—	—	701
Gain on sale of discontinued operations	—	17,508	—	—	—	17,508
Net income (loss)	$31,578	$36,150	$98	$(632)	$(35,616)	$31,578

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

(in thousands) (Unaudited)

		Guarantor Subsidiaries
	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	KDSM, LLC	Non-Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Net revenue	$—	$492,001	$6,122	$15,160	$—	$513,283

Program and production	—	110,853	1,317	—	—	112,170
Selling, general and administrative	11,164	103,776	1,606	1,757	—	118,303
Depreciation, amortization and other operating expenses	1,758	138,940	2,272	14,634	—	157,604
Total operating expenses	12,922	353,569	5,195	16,391	—	388,077

Operating (loss) income	(12,922)	138,432	927	(1,231)	—	125,206

Equity in earnings of subsidiaries	195,711	—	—	—	(195,711)	—
Interest income	—	411	—	5	—	416
Interest expense	(10,610)	(75,987)	(198)	(1,364)	—	(88,159)
Other income (expense)	11,605	5,036	138	(626)	—	16,153
Total other income (expense)	196,706	(70,540)	(60)	(1,985)	(195,711)	(71,590)

Income tax benefit (provision)	4,243	(21,975)	—	1,278	—	(16,454)
Income from discontinued operations	—	4,841	—	—	—	4,841
Gain on sale of discontinued operations	—	146,024	—	—	—	146,024
Net income (loss)	$188,027	$196,782	$867	$(1,938)	$(195,711)	$188,027

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004

(in thousands) (Unaudited)

		Guarantor Subsidiaries
	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	KDSM, LLC	Non-Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Net revenue	$—	$163,311	$1,954	$2,845	$—	$168,110

Program and production	—	36,771	376	—	—	37,147
Selling, general and administrative	3,382	35,315	529	652	—	39,878
Depreciation, amortization and other operating expenses	525	51,828	527	3,858	—	56,738
Total operating expenses	3,907	123,914	1,432	4,510	—	133,763

Operating (loss) income	(3,907)	39,397	522	(1,665)	—	34,347

Equity in earnings of subsidiaries	8,695	—	—	—	(8,695)	—
Interest income	8	21	—	(6)	—	23
Interest expense	(2,182)	(27,288)	(65)	(354)	—	(29,889)
Other income (expense)	872	1,604	124	(3,951)	—	(1,351)
Total other income (expense)	7,393	(25,663)	59	(4,311)	(8,695)	(31,217)

Income tax benefit (provision)	22	(2,592)	—	1,374	—	(1,196)
Income from discontinued operations	—	1,574	—	—	—	1,574
Net income (loss)	$3,508	$12,716	$581	$(4,602)	$(8,695)	$3,508

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

(in thousands) (Unaudited)

		Guarantor Subsidiaries
	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	KDSM, LLC	Non-Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Net revenue	$—	$501,514	$5,748	$10,779	$—	$518,041

Program and production	—	113,364	1,187	—	—	114,551
Selling, general and administrative	11,129	107,367	1,766	1,923	—	122,185
Depreciation, amortization and other operating expenses	1,754	156,912	1,877	13,677	—	174,220
Total operating expenses	12,883	377,643	4,830	15,600	—	410,956

Operating (loss) income	(12,883)	123,871	918	(4,821)	—	107,085

Equity in earnings of subsidiaries	39,020	—	—	—	(39,020)	—
Interest income	21	119	—	—	—	140
Interest expense	(6,525)	(83,542)	(194)	(1,314)	—	(91,575)
Other income (expense)	5,123	18,289	195	(4,702)	—	18,905
Total other income (expense)	37,639	(65,134)	1	(6,016)	(39,020)	(72,530)

Income tax benefit (provision)	1,852	(18,138)	—	2,372	—	(13,914)
Income from discontinued operations	—	5,967	—	—	—	5,967
Net income (loss)	$26,608	$46,566	$919	$(8,465)	$(39,020)	$26,608

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

(in thousands) (Unaudited)

		Guarantor Subsidiaries
	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	KDSM, LLC	Non-Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES	$(11,554)	$64,734	$1,609	$(4,838)	$—	$49,951
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(192)	(11,999)	(11)	(38)	—	(12,240)
Payment for acquisition of television stations	—	(11,040)	—	—	—	(11,040)
Variable interest entity elimination entries	—	4,302	—	(4,302)	—	—
Distributions from equity investments	—	99	—	—	—	99
Contributions in equity and cost investees	(670)	—	—	(300)	—	(970)
Proceeds from the sale of property	—	59	—	—	—	59
Proceeds from the sale of broadcast assets related to discontinued operations	—	295,190	—	—	—	295,190
Proceeds from the sale of equity investees	21,500	—	—	—	—	21,500
Proceeds from insurance settlement	—	404	—	—	—	404
Loans to affiliates	(95)	—	—	—	—	(95)
Proceeds from loans to affiliates	93	—	—	—	—	93
Net cash flows from (used in) investing activities	20,636	277,015	(11)	(4,640)	—	293,000
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Repayments of notes payable, commercial bank financing and capital leases	(93)	(346,186)	—	—	—	(346,279)
Proceeds from commercial bank financing and notes payable	—	35,500	—	—	—	35,500
Proceeds from exercise of stock options	73	—	—	—	—	73
Payments for deferred financing costs	(100)	(1,726)	—	(87)	—	(1,913)
Increase (decrease) in intercompany payables	11,551	(18,359)	(1,597)	8,405	—	—
Dividends paid on Series D Convertible Preferred Stock	(5,004)	—	—	—	—	(5,004)
Dividends paid on Class A Common Stock	(12,803)	—	—	—	—	(12,803)
Repayments of notes and capital leases to affiliates	(2,706)	(2,184)	—	—	—	(4,890)
Net cash flows (used in) from financing activities	(9,082)	(332,955)	(1,597)	8,318	—	(335,316)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	8,794	1	(1,160)	—	7,635
CASH AND CASH EQUIVALENTS, beginning of period	—	7,861	27	2,603	—	10,491
CASH AND CASH EQUIVALENTS, end of period	$—	$16,655	$28	$1,443	$—	$18,126

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

(in thousands) (Unaudited)

		Guarantor Subsidiaries
	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	KDSM, LLC	Non-Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES	$(14,502)	$101,690	$1,487	$(9,303)	$—	$79,372
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(897)	(35,385)	(243)	(4)	—	(36,529)
Variable interest entity elimination entries	—	18,249	—	(18,249)	—	—
Consolidation of variable interest entity	—	—	—	239	—	239
Contributions in equity and cost investees	(2,464)	(2,156)	—	—	—	(4,620)
Proceeds from the sale of property	—	23	—	—	—	23
Loans to affiliates	(828)	—	—	—	—	(828)
Proceeds from loans to affiliates	2,182	—	—	—	—	2,182
Net cash flows used in investing activities	(2,007)	(19,269)	(243)	(18,014)	—	(39,533)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Repayments of notes payable, commercial bank financing and capital leases	(1,158)	(540,742)	—	(1,500)	—	(543,400)
Proceeds from commercial bank financing and notes payable	—	511,000	—	—	—	511,000
Proceeds from exercise of stock options	1,152	—	—	—	—	1,152
Payments for deferred financing costs	(6)	(818)	—	(129)	—	(953)
Increase (decrease) in intercompany payables	40,644	(66,399)	(1,265)	27,020	—	—
Dividends paid on Series D Convertible Preferred Stock	(7,678)	—	—	—	—	(7,678)
Dividends paid on Class A Common Stock	(2,143)	—	—	—	—	(2,143)
Repurchase of Series D Convertible Preferred Stock	(4,752)	—	—	—	—	(4,752)
Repurchase of Class A Common Stock	(9,550)	—	—	—	—	(9,550)
Repayments of notes and capital leases to affiliates	—	(3,149)	—	—	—	(3,149)
Net cash flows from (used in) financing activities	16,509	(100,108)	(1,265)	25,391	—	(59,473)
NET DECREASE IN CASH AND CASH EQUIVALENTS	—	(17,687)	(21)	(1,926)	—	(19,634)
CASH AND CASH EQUIVALENTS, beginning of period	—	25,440	44	3,246	—	28,730
CASH AND CASH EQUIVALENTS, end of period	$—	$7,753	$23	$1,320	$—	$9,096

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

•                  competition with other broadcast television stations, radio stations, satellite providers, cable channels, cable system operators and telecommunications providers serving in the same markets;

•                  pricing and demand fluctuations in local and national advertising;

•                  availability of programming and volatility of programming costs;

•                  the effects of governmental regulation of broadcasting or changes in those regulations and court actions interpreting those regulations, including ownership regulations, indecency regulations and regulations regarding the transition from analog to digital over the air broadcasting;

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

The following table sets forth certain operating data for the three and nine months ended September 30, 2005 and 2004:

OPERATING DATA (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Statement of Operations Data:
Net broadcast revenues(a)	$149,027	$151,648	$456,572	$463,874
Revenues realized from station barter arrangements	12,039	13,617	41,551	43,388
Other operating divisions’ revenues	4,724	2,845	15,160	10,779
Total revenues	165,790	168,110	513,283	518,041

Station production expenses	35,486	37,147	112,170	114,551
Station selling, general and administrative expenses	34,218	35,319	103,123	106,691
Expenses recognized from station barter arrangements	11,158	12,619	38,447	40,147
Amortization of program contract costs and net realizable value adjustments	18,587	23,840	52,131	70,217
Depreciation and amortization expenses(b)	16,650	16,480	51,866	49,993
Stock-based compensation expense	502	293	1,160	1,207
Other operating divisions’ expenses	3,699	3,506	14,000	12,656
Corporate general and administrative expenses	5,199	4,559	15,180	15,494
Operating income	40,291	34,347	125,206	107,085

Interest expense(c)	(30,446)	(29,889)	(88,159)	(91,575)
Interest income	187	23	416	140
Loss from sale of assets	(69)	(12)	(69)	(45)
Loss from extinguishment of debt	—	—	(1,631)	(2,453)
Unrealized gain from derivative instruments	5,761	1,602	17,487	20,576
Income (loss) from equity and cost investees	24	(3,124)	(389)	255
Other income, net	206	183	755	572
Income from continuing operations before income taxes	15,954	3,130	53,616	34,555
Income tax provision	(2,585)	(1,196)	(16,454)	(13,914)
Income from continuing operations	13,369	1,934	37,162	20,641
Income from discontinued operations, net of taxes	701	1,574	4,841	5,967
Gain from sale of discontinued operations, net of taxes	17,508	—	146,024	—
Net income	$31,578	$3,508	$188,027	$26,608
Net income available to common shareholders	$31,578	$1,005	$183,023	$18,930

Basic and Diluted Earnings (Loss) Per Share:
Earnings (loss) per share from continuing operations	$0.16	$(0.01)	$0.38	$0.15
Earnings per share from discontinued operations	$0.21	$0.02	$1.76	$0.07
Earnings per common share	$0.37	$0.01	$2.14	$0.22
Weighted average common shares outstanding	85,428	85,311	85,353	85,733
Weighted average common equivalent shares outstanding	85,448	85,311	85,360	85,883
Dividends per common share	$0.075	$0.025	$0.200	$0.050

(a)          “Net broadcast revenues” is defined as station broadcast revenues, net of agency commissions.

(b)         Depreciation and amortization includes depreciation and amortization of property and equipment and amortization of definite-lived intangible assets and other assets.

(c)          Interest expense for the three and nine months ended September 30, 2004 is less than what was previously reported because $2.0 million and $5.4 million, respectively, was reclassified to discontinued operations in accordance with applicable accounting rules.  For the nine months ended September 30, 2005, interest expense of $3.6 million was reclassified to discontinued operations.  No interest was reclassified to discontinued operations for the three months ended September 30, 2005.

	September 30, 2005	December 31, 2004
Balance Sheet Data:
Cash and cash equivalents	$18,126	$10,491
Total assets	$2,312,541	$2,465,663
Total debt(d)	$2,075,757	$2,237,845
Total shareholders’ equity	$231,002	$226,551

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

Although our net broadcast revenues were lower in the third quarter of 2005 when compared to the same period last year, the improvement in our local core time sales and higher retransmission fee revenues along with cost reductions helped us improve our operating income from the third quarter of 2005 as compared to the third quarter of 2004.  During the quarter, we implemented several new business initiatives to bring new local advertisers to television.  Excluding a one-time adjustment of $2.9 million, we realized a $2.7 million increase in retransmission fee revenues over the third quarter of last year and we expect to see a similar increase in the fourth quarter when compared to the fourth quarter of last year.  We are also realizing the impact of ratings increases by our ABC and FOX stations in the form of market share growth at the local and national level in many of our markets.  Meanwhile, automotive spending, our single largest advertising category, remains soft and we expect this category to remain soft into the fourth quarter and 2006.

On November 2, 2005, we announced that our Board of Directors approved an increase to our annual common stock dividend, beginning with the dividend payable in January 2006, bringing our total annual common stock dividend per share to $0.40.  On September 29, 2005, we closed on the remaining $6.7 million of the $33.5 million sale of KSMO-TV, our WB affiliate in Kansas City, Missouri.  During the quarter, we restructured the operations of some of our television stations, such as entering into a joint sales and shared services agreement with Nexstar Broadcasting in Rochester, New York and a news share arrangement with the CBS affiliate in Birmingham, Alabama, in order to improve station performance.  We believe that all of these events will enhance shareholder value.

Unless otherwise indicated, references in this discussion and analysis to the third quarter of 2005 and 2004 refer to the three months ended September 30, 2005 and 2004, respectively.  Additionally, any references to the first, second or fourth quarter are to the three months ended March 31, June 30 and December 31, respectively, for the year being discussed.

Operating Results

The following table presents our revenues from continuing operations, net of agency commissions, for the three and nine months ended September 30, 2005 and 2004 (in millions):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2005	2004	Percent Change	2005	2004	Percent Change
Local revenues:
Non-political	$86.8	$84.7	2.5%	$265.6	$262.2	1.3%
Political	0.2	1.5	(86.7)%	0.5	3.6	(86.1)%
Total local	87.0	86.2	0.9%	266.1	265.8	0.1%

National revenues:
Non-political	49.1	52.9	(7.2)%	160.6	166.3	(3.4)%
Political	0.1	5.3	(98.1)%	0.2	9.7	(97.9)%
Total national	49.2	58.2	(15.5)%	160.8	176.0	(8.6)%

Other revenues	12.8	7.2	77.8%	29.7	22.1	34.4%
Total net broadcast revenues	$149.0	$151.6	(1.7)%	$456.6	$463.9	(1.6)%

Net broadcast revenues

From a revenue category standpoint, the quarter ended September 30, 2005, when compared to the same period in 2004, was negatively impacted by a decrease of advertising revenues generated from the political, automotive, movies, soft drinks, furniture and restaurants-other sectors, offset by increases in the services, schools and retail-department stores, fast food and travel/leisure sectors.  Automotive, our largest category, representing 23.0% of the quarter’s net time sales, was down 7.5%.

During the nine months ended September 30, 2005, when compared to the same period in 2004, the political, automotive, movies, telecommunications and food-breakfast sectors decreased, while the services, schools and entertainment sectors increased.  Automotive, which represented 24.1% of net time sales for the nine months ended September 30, 2005, was down 5.4%.

From a network affiliate perspective, broadcast revenue including political revenue from time sales at our FOX affiliates, which represent our largest affiliation at 39.3% of the quarter’s total net time sales, declined 5.0% for the three months ended September 30, 2005 as compared to the same period in 2004.  In addition, our WB (25.8% of the total net time sales), ABC (20.8% of the total net time sales) and UPN (8.3% of the total net time sales) affiliates experienced declines of 6.5%, 7.4% and 1.4%, respectively,  compared with the same period in 2004.  Our NBC (2.9% of the total net time sales) and CBS (1.8% of the total net time sales) affiliates experienced declines of 15.1% and 17.5%, respectively, compared with the same period in 2004.  Our independent stations (1.2% of the total net time sales) experienced 3.5% revenue growth for the quarter ended September 30, 2005 compared with the same period in 2004.

For the nine months ended September 30, 2005, broadcast revenue from time sales at our FOX affiliates, which represented 40.8% of the period’s total net time sales, was down 1.2% as compared to 2004.  Revenue from our FOX stations included revenue of $4.0 million related to the Super Bowl, which was carried on our FOX network affiliates during the first quarter of 2005.  In addition, our WB (25.6% of the total net time sales), ABC (19.8% of the total net time sales), NBC (2.8% of the total net time sales) and CBS (1.8% of the total net time sales) affiliates experienced declines of 7.1%, 4.7%, 9.6% and 20.2%, respectively, for the nine months ended September 30, 2005 when compared with the same period in 2004.  Our UPN (8.0% of the total net time sales) and independent stations (1.1% of the total net time sales) affiliates experienced revenue growth of 1.5% and 8.2%, respectively, compared with 2004.

Political Revenues

Both local and national political revenues were the primary drivers of higher revenue in 2004, compared to 2005.  We attribute this to the fact that we have stations in nine of the 16 so called “battleground states,” including five stations in Ohio and multiple stations in each of Florida, Iowa, Missouri and Wisconsin.  We do not expect political revenues to be significant in 2005 because it is not an election year.

Local Revenues

Our revenues from local advertisers, excluding political revenues, increased during the three and nine months ended September 30, 2005 when compared to 2004.  We continue to focus on increasing local advertising revenues through innovative sales and marketing strategies in our markets.  Revenues from our new business initiatives increased by $3.1 million during the quarter ended September 30, 2005 to $6.8 million from $3.7 million during the same period in 2004.  For the nine months ended September 30, 2005, revenues from our new business initiatives increased $8.0 million to $18.6 million from $10.6 million during the nine months ended September 30, 2004.  Additionally, during 2004, we implemented an enhanced sales training course for all of our salespeople with a focus on local revenue sales and we have continued these efforts throughout 2005.

National Revenues

Our revenues from national advertisers, excluding political revenues, have continued to trend downward over time.  We believe this trend represents a shift in the way national advertising dollars are being spent and we believe it has recently begun accelerating.  Advertisers in major categories like automotive, soft drink and packaged goods are shifting significant portions of their advertising budgets away from spot television into non-traditional media, in-store promotions and product placement in network shows.  We expect this trend to continue into the fourth quarter.

Other Revenues

Our other revenues consist primarily of network compensation, revenues from retransmission agreements with cable and satellite providers, production revenues and revenues from our outsourcing agreements.  Compared to the same periods in 2004, other revenues increased $5.6 million and $7.6 million during the three and nine months ended September 30, 2005, respectively.  The increase in other revenues is primarily related to increased retransmission revenues, including a one-time adjustment of $2.9 million.  We expect other revenues to continue to trend upward over time as a result of increased revenues from retransmission agreements.

The following table presents our significant expense categories for the three and nine months ended September 30, 2005 and 2004 (in millions):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2005	2004	Percent Change	2005	2004	Percent Change
Station production expenses	$35.5	$37.1	(4.3)%	$112.2	$114.6	(2.1)%
Station selling, general and administrative expenses	$34.2	$35.3	(3.1)%	$103.1	$106.7	(3.4)%
Depreciation of property and equipment	$12.2	$11.9	2.5%	$38.3	$36.0	6.4%
Amortization of program contract costs	$18.6	$23.8	(21.8)%	$52.1	$70.2	(25.8)%
Amortization of definite-lived intangible assets and other assets	$4.5	$4.6	(2.2)%	$13.5	$14.0	3.6%
Corporate general and administrative expenses	$5.2	$4.6	13.0%	$15.2	$15.5	(1.9)%
Interest expense	$30.4	$29.9	1.7%	$88.2	$91.6	(3.7)%
Unrealized gain from derivative instruments	$5.8	$1.6	262.5%	$17.5	$20.6	(15.0)%
Income tax provision	$2.6	$1.2	116.7%	$16.5	$13.9	18.7%

Station Production Expenses

Station production expenses decreased during the quarter ended September 30, 2005 compared to the same period in 2004 primarily due to decreases in costs related to LMAs and outsourcing agreements of $1.0 million, news costs of $0.4 million, music license fees of $0.2 million and production expenses of $0.1 million.  These decreases were offset by a $0.1 million increase in rating service fees.  We do not expect similar decreases in costs related to LMAs and outsourcing agreements in future periods.

Station production expenses for the nine months ended September 30, 2005 decreased compared to the same period in 2004.  Similar to the quarter, for the nine months ended September 30, 2005, we experienced a decrease in costs related to LMAs and outsourcing agreements of $2.1 million.  In addition, there were also decreases in promotion expenses due to cutbacks in promotional plans amounting to $1.4 million, news costs of $0.7 million, music license fees of $0.5 million and other miscellaneous expenses of $0.1 million.  These decreases were offset by increases in engineering expenses of $1.0 million, rating service fees of $0.9 million and programming expenses of $0.5 million.

Station Selling, General and Administrative Expenses

Station selling, general and administrative expenses decreased during the quarter ended September 30, 2005 compared to the quarter ended September 30, 2004 as a result of a workers compensation refund of $0.6 million, decreases in sales expenses related to direct mailers of $1.1 million, expenses related to an annual sales trip of $0.5 million, salary expense of $0.4 million and sales commissions of $0.2 million.  These decreases were offset by a third quarter 2005 adjustment to our self-insured healthcare plan of $1.0 million as well as increases in management bonuses of $0.6 million and other miscellaneous expenses of $0.1 million.

Station selling, general and administrative expense for the nine months ended September 30, 2005 decreased when compared to the same period in 2004 as a result of the $0.6 million workers compensation refund during the third quarter of 2005, as well as decreases in sales promotion expense of $2.6 million, national sales commissions of $1.3 million and other miscellaneous expenses of $0.1 million. These decreases were offset by the $1.0 million adjustment to our self-insured healthcare plan during the third quarter of 2005.

Depreciation of Property and Equipment

The depreciation of property and equipment was $12.2 million for the quarter ended September 30, 2005 and $11.9 million for the same period in 2004.  Depreciation for the nine months ended September 30, 2005 was $38.3 million and $36.0 million for the same period in 2004.  These increases are primarily related to capital expenditures of $12.3 million being placed into service during the year as well as a $1.1 million impairment of certain capitalized software costs that became obsolete as a result of our conversion to a new revenue billing system during the second quarter of 2005.  We expect these expenses to remain stable in the fourth quarter 2005.

Amortization of Program Contract Cost

The amortization of program contract costs was $18.6 million for the quarter ended September 30, 2005 and $23.8 million for the same period in 2004.  Amortization of program contract costs was $52.1 million for the nine months ended September 30, 2005 and $70.2 million for the same period in 2004.  The decrease in amortization expense is primarily a result of lower program costs than we had in prior years.  We expect amortization for the fourth quarter of 2005 to be lower than it was in the fourth quarter of 2004.

Amortization of Definite-lived Intangible Assets

The amortization of definite-lived intangibles was $4.5 million for the quarter ended September 30, 2005 and $4.6 million for the same period in 2004.  Amortization of definite-lived intangibles was $15.2 million for the nine months ended September 30, 2005 and $15.5 million for the same period in 2004.  This expense is decreasing slightly over time as a result of certain intangible assets becoming fully amortized each year and we expect this trend to continue.

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

During the quarter ended September 30, 2005, there was an increase of $0.6 million from the same period in 2004 due to an increase in expense of $0.2 million related to compliance with the Sarbanes-Oxley Act of 2002 as well as increases in legal fees of $0.2 million and salary expense of $0.1 million.  In addition to these increases, charitable contributions increased $0.1 million during the third quarter primarily due to our contribution to the Sinclair Relief Fund, a related party charitable organization established in response to the disaster caused by hurricane Katrina.

During the nine months ended September 30, 2005, corporate general and administrative expenses declined by $0.3 million due to decreases in salary expense of $0.4 million, training and education expenses of $0.3 million, management consulting fees of $0.2 million, tax contract and consulting fees of $0.2 million, telephone costs of $0.1 million and other miscellaneous expenses of $0.2 million.  These decreases were offset by an increase of expense of $1.0 million related to compliance with the Sarbanes-Oxley Act of 2002, as well as the $0.1 million increase related to our charitable contributions to the Sinclair Relief Fund.

Interest Expense

Interest expense presented in the financial statements is related to continuing operations.  Interest expense increased $0.5 million during the third quarter ended September 30, 2005 when compared to the third quarter ended September 30, 2004. The increase is due to unfavorable interest rate changes during the quarter as well as additional interest expense resulting from the exchange of our $3.00 Series D Convertible Exchangeable Preferred Stock for 6% Convertible Debentures on June 15, 2005, offset by the net proceeds from the sale of television stations.

Interest expense decreased $3.4 million during the nine months ended September 30, 2005 when compared to the same period in 2004.  The decrease is the result of refinancing we did in June of 2004 and May of 2005 in an effort to reduce our overall interest costs as well as our use of proceeds from the sale of KOVR-TV in Sacramento, California to pay down indebtedness.  The decrease was slightly offset by interest expense resulting from the exchange of our $3.00 Series D Convertible Exchangeable Preferred Stock for 6% Convertible Debentures on June 15, 2005.

Derivative Instruments

We record gains and losses related to certain of our derivative instruments.  We entered into these instruments prior to implementing the Financial Accounting Standards Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities and due to the way they were structured, they did not qualify as effective hedges (as that term is defined in the accounting guidance).  Generally, when derivative instruments are not effective, the change in the fair value of the instruments is recorded in the statement of earnings for each respective period.  The fair value of our derivative instruments is primarily based on the future interest rate curves at the end of each period.  During the quarter ended September 30, 2005, the future interest rate curves reflected increasing interest rates and, therefore, we recorded an unrealized gain from derivative instruments in our consolidated statements of operations.  During the nine months ended September 30, 2005, the future interest rate curves also reflected increasing interest rates and, therefore, we recorded an unrealized gain from derivative instruments in our consolidated statements of operations.  Although for the nine months ended September 30, 2005, these rates were lower than interest rates from the same period in 2004.

Income Tax Provision

The income tax provision from continuing operations increased to $2.6 million for the quarter ended September 30, 2005 from an income tax provision of $1.2 million during the same period in 2004.  The effective tax rate for the quarter ended September 30, 2005 was 16.2% as compared to 38.2% during the same period in 2004.  The decrease in the effective tax rate for the three month period is due to the impact of a deferred tax benefit of $5.0 million that was recognized during the quarter as a result of an Ohio tax law change (see Note 1 to the Unaudited Consolidated Financial Statements).

The income tax provision from continuing operations increased to $16.5 million for the nine months ended September 30, 2005 from an income tax provision of $13.9 million during the same period in 2004.  The effective tax rate for the nine months ended September 30, 2005 was 30.7% as compared to 40.3% during the same period in 2004.  The decrease in the effective tax rate for the nine month period is also due to the impact of the deferred tax benefit of $5.0 million recognized during the third quarter of 2005 as well as the effect of a permanent book/tax difference related to a charitable contribution deduction recognized during the second quarter of 2005.

Other Operating Divisions’ Revenue and Expense

During the quarter ended September 30, 2005, the other operating divisions’ revenue that related to G1440, our software development and consulting company, increased by $1.3 million to $3.0 million or 76.5%, from $1.7 million for the same period last year.  G1440’s operating expenses increased by $0.4 million to $2.1 million for 2005 as compared to $1.7 million for 2004.  Other operating divisions’ revenue related to our ownership interest in Acrodyne increased by $0.6 million to $1.7 million or 54.5%, from revenues of $1.1 million in 2004.  Acrodyne’s operating expenses decreased by $0.2 million to $1.6 million for 2005 as compared to $1.8 million for 2004.

During the nine months ended September 30, 2005, G1440’s revenue increased by $2.1 million to $6.8 million or 44.7%, from $4.7 million for the same period last year.  G1440’s operating expenses increased by $1.4 million to $5.9 million for 2005 as compared to $4.5 million for 2004.  Acrodyne’s revenue increased by $2.3 million to $8.4 million or 37.7%, from revenues of $6.1 million in 2004.  Acrodyne’s operating expenses remained flat at $8.1 million for both years.

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

Scheduled payments on the Term Loan and Revolver are calculated at the London Interbank Offered Rate plus 1.25%, with step-downs tied to a leverage grid.  We have the right to terminate the Term Loan or Revolver at any time without prepayment penalty.  The Term Loan is repayable in quarterly installments, amortizing as follows:

•                  1.25% per quarter commencing March 31, 2007 to December 31, 2008

•                  3.75% per quarter commencing March 31, 2009 to December 31, 2010

•                  15.0% per quarter commencing March 31, 2011 and continuing through its maturity on December 31, 2011.

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

As of September 30, 2005, we had $18.1 million in cash balances and negative working capital of approximately $21.9 million.  We anticipate that cash flow from our operations and revolving credit facility will be sufficient to satisfy our debt service obligations, capital expenditure requirements and working capital needs for the next year.  As of September 30, 2005, we had fully redeemed our $400.0 million Term Loan A and Term Loan C Facilities, borrowed a net of $100.0 million on our new Term Loan A and had no borrowings outstanding under our Revolver.  The remaining balance available under the Revolver was $175.0 million as of September 30, 2005.  Our ability to draw down our Revolver is based on pro forma trailing cash flow levels as defined in our Bank Credit Agreement and for the three months ended September 30, 2005, we had approximately $175.0 million available of current borrowing capacity under our Revolver.

On April 19, 2002, we filed a $350.0 million universal shelf registration statement with the Securities and Exchange Commission which will permit us to offer and sell various types of securities from time to time.  Offered securities may include common stock, debt securities, preferred stock, depository shares or any combination thereof in amounts, prices and on terms to be announced when the securities are offered.  If we decide to offer any securities under our shelf registration, we intend to use the proceeds for general corporate purposes, including, but not limited to, the reduction, redemption or refinancing of debt or other obligations, acquisitions, capital expenditures and working capital.  We have $350.0 million of availability under this shelf registration.

Sinclair Television Group (STG) is the primary obligor under our Bank Credit Agreement, our 8.75% Senior Subordinated Notes due 2011 and our 8% Senior Subordinated Notes due 2012.  Sinclair Broadcast Group, Inc. (SBG) and KDSM, LLC have fully and unconditionally guaranteed these securities.  SBG is the primary obligor under our 4.875% Convertible Senior Notes and our 6% Convertible Debentures due 2012.  (See Note 8 in our consolidated financial statements for the condensed consolidating financial statements of our guarantor and non-guarantor subsidiaries).  Neither of SBG, STG, KDSM, LLC nor any other subsidiary guarantors have any significant restrictions on their ability to obtain funds from their subsidiaries in the form of dividends or loans.

We hold two interest rate swap agreements that have a total notional amount of $575.0 million that expire on June 5, 2006.  Neither agreement can be terminated prior to expiration.  We estimate the fair market value of the $375.0 million and $200.0 million agreements at September 30, 2005 to be a liability of $4.6 million and $2.6 million, respectively, based on quotations from the counterparty.  These amounts are reflected as a component of other long-term liabilities on our consolidated balance sheets as of September 30, 2005.

Net cash flows from operating activities decreased to $50.0 million for the nine months ended September 30, 2005 from $79.4 million for the nine months ended September 30, 2004.  We paid income tax, net of refunds, of $18.3 million for the nine months ended September 30, 2005 as compared to income tax refunds, net of payments, of $1.5 million for the nine months ended September 30, 2004.  Interest payments on outstanding indebtedness decreased $8.7 million to $90.3 million from $99.0 million for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004.  Program rights payments, including those related to discontinued operations, decreased 4.9% to $79.1 million for the nine months ended September 30, 2005 from $83.2 million for the nine months ended September 30, 2004.

Net cash flows from investing activities were $293.0 million for the nine months ended September 30, 2005 as compared to net cash flows used in investing activities of $39.5 million for the nine months ended September 30, 2004.  This increase is primarily a result of an increase in cash proceeds of $295.2 million from the sale of discontinued operations during the nine months ended September 30, 2005 as compared to the same period last year.  During the nine months ended September 30, 2005, we made a cash payment of $8.3 million to acquire WNAB-TV in Nashville, Tennessee and a cash payment of $2.7 million to enter into a purchase option to acquire WNYS-TV, Syracuse, New York’s FCC license.  During the nine months ended September 30, 2005, we made cash payments of $12.2 million for property and equipment, of which $5.6 million related to digital conversion costs and $0.2 million related to our News Central format.  During the nine months ended September 30, 2004, we made cash payments for property and equipment of $36.5 million, of which $17.0 million related to digital conversion costs and $7.1 million related to our News Central format.  During the nine months ended September 30, 2005 and 2004, we made cash payments of $1.0 million and $4.6 million, respectively, for the purchase of equity and cost investments.  We funded these investing activities using cash provided by operating activities.  Net loans to affiliates were minimal for the nine months ended September 2005 compared to net proceeds from loans to affiliates of $1.4 million for 2004.

For the three months ended December 31, 2005, we anticipate capital expenditures to be $9.1 million and approximately $21.5 million for the year ended December 31, 2005.  Capital expenditures include station maintenance, equipment replacement and consolidation of building and tower needs in some markets.  In addition, we anticipate that future requirements for expenditures will include expenditures incurred during the ordinary course of business and additional strategic station acquisitions and equity investments, if suitable investments can be identified on acceptable terms.  We expect to fund such capital expenditures with cash generated from operating activities and borrowings under our Bank Credit Agreement or an issuance of securities.

Net cash flows used in financing activities was $335.3 million for the nine months ended September 30, 2005 compared to $59.5 million for the nine months ended September 30, 2004.  During the nine months ended September 30, 2005, we repaid $346.3 million of indebtedness, whereas in the comparable period in 2004, we repaid $543.4 million of indebtedness.  We received proceeds from the exercise of stock options of $0.1 million and $1.2 million for the nine months ended September 30, 2005 and 2004, respectively.  For the nine months ended September 30, 2005 and 2004, we paid quarterly dividends of $5.0 million and $7.7 million on our Series D Convertible Preferred Stock, respectively.  We will not incur these dividend payments in the future due to the conversion of the Series D Convertible Preferred Stock into debt.  During the nine months ended September 30, 2005 and 2004, we paid quarterly dividends of $12.8 million and $2.1 million, respectively, on our common stock.  We declared a quarterly cash dividend of $0.075 per share on our common stock, which was paid on October 17, 2005.  On November 1, 2005, the Board of Directors increased the annual dividend paid on our Class A and Class B Common Stock from $0.30 per share to $0.40 per share.  We expect to continue to pay the current quarterly dividend rate of $0.10 in each of our future quarters beginning January 2006 and to fund these dividends with cash generated from operating activities and borrowings under our Bank Credit Agreement.

Seasonality/Cyclicality

Our operating results are usually subject to seasonal fluctuations.  Usually, the second and fourth quarter operating results are higher than the first and third quarters because advertising expenditures are increased in anticipation of certain seasonal and holiday spending by consumers.

Our operating results are usually subject to fluctuations from political advertising.  In even years, political spending is usually significantly higher than in odd years due to advertising expenditures preceding local and national elections.  Additionally, every four years, political spending is elevated further due to advertising expenditures preceding the presidential election.

Indebtedness and Other Commitments

Indebtedness under the Bank Credit Agreement, as amended.  As of September 30, 2005, we owed $100.0 million under the Bank Credit Agreement, as amended, and had a $175.0 million available balance, all of which was available under our current borrowing capacity.

Indebtedness under notes.  We have issued and outstanding two series of senior subordinated notes and one series of senior convertible notes with aggregate principal amount issued and outstanding of $1.1 billion.  During the second quarter, we repurchased, in the open market, $8.0 million of our 8.0% Senior Subordinated Notes due 2012 at face value.  Additionally, we repurchased, in the open market, $2.6 million of our 8.75% Senior Subordinated Notes due 2011 at face value.  The $0.4 million in costs related to these repurchases have been recorded as loss from extinguishment of debt in our consolidated statements of operations.  We did not repurchase any of our outstanding debt during either of the first or third quarters.

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

The Convertible Debentures mature September 15, 2012 and bear interest at a rate of 6% per annum, payable quarterly on each March 15, June 15, September 15 and December 15, which began on September 15, 2005.  The Convertible Debentures are convertible into Class A Common Stock on substantially the same conversion terms as the Preferred Stock.  The Convertible Debentures are part of long-term liabilities on the balance sheet with a principal balance of $166.9 million.

Program contracts payable and programming commitments.  Total current and long-term program contracts payable at September 30, 2005 and September 30, 2004 were $172.9 million and $172.7 million, respectively.  In addition, we entered into commitments to purchase future programming.  Under these commitments, we were obligated on September 30, 2005 to make future payments totaling $169.0 million.

Other.  Our commitments also include capital leases, operating leases, sports programming, personnel contracts and other liabilities.  The amount of these commitments may be material.

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R (SFAS 123R), Share-Based Payment as a revision to FASB Statement No. 123, Accounting for Stock-Based Compensation.  We will adopt SFAS 123R on January 1, 2006.  SFAS 123R supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows.  This standard requires that all share-based payments, including grants of employee stock options and our employee stock purchase plan, be recognized in the income statement as compensation expense based on their fair values.  On April 21, 2005, we accelerated the vesting of 390,039 stock options, which was all of our outstanding unvested options at that time.  There is no material impact to earnings as a result of this acceleration because most options had an exercise price that was above the trading price on the vesting date.  The acceleration of the vesting effectively resulted in a modification to the original options.  In accordance with FASB Interpretation No.44, Accounting for Certain Transaction involving Stock Based Compensation, we recorded an immaterial compensation charge based on the intrinsic value of the awards as measured on the modification date.  The acceleration of vesting will reduce our future compensation expense related to these options by $0.8 million (pre-tax), in aggregate, for the years 2006 through 2008, the original remaining vesting period.  SFAS 123R will also require us to recognize a compensation charge for our Employee Stock Purchase Plan.  For the year ended December 31, 2004, this amount would have been $0.3 million and we expect to incur similar amounts in the future.

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

CONTRACTUAL CASH OBLIGATIONS AND OFF BALANCE SHEET ARRANGEMENTS

In 2003, we entered into option agreements with an unrelated third party to purchase certain license and non-license television broadcast assets of WNAB-TV in Nashville, Tennessee.  On March 25, 2005, we exercised our option agreements for $5.0 million and $8.3 million, respectively.  The closing for the license assets is pending approval by the Federal Communications Commission (FCC).  If the FCC has not granted approval by December 23, 2005, we will be required to pay $4.5 million of the exercise price and if approval is not granted by December 22, 2006, we will be required to pay the remaining $0.5 million to the unrelated third party.  On May 31, 2005, we completed the purchase of the non-license broadcast assets.  This exercise of the call option decreased our off balance sheet arrangement obligation for purchase options from $22.0 million, in the aggregate, for all years after 2004 to $5.0 million.

We have determined that WNAB continues to be a variable interest entity (VIE) and that we remain the primary beneficiary of the variable interests as a result of the terms of our outsourcing agreement and the remaining option.  As a result, we continue to consolidate the assets and liabilities of WNAB at their fair values, which have been adjusted to reflect an appraisal prepared in connection with the closing of the non-license assets.

On May 26, 2005, we entered into a twelve-month limited scope liquidity assurance with Acrodyne Communications, Inc. (Acrodyne), one of our majority-owned subsidiaries.  Pursuant to this agreement, we shall provide to them sufficient funding to cover any necessary working capital needs through May 25, 2006 should Acrodyne not be able to provide that funding on its own.  The exposure to us in this liquidity assurance cannot be estimated nor can its probability of occurrence be estimated.  In connection with this liquidity assurance, we established a $0.5 million line of credit for Acrodyne.  Interest on any unpaid indebtedness will be calculated on a daily basis at LIBOR plus 225 basis points per annum.  As of September 30, 2005, Acrodyne had borrowed $0.1 million under this line of credit.  In October 2005, Acrodyne borrowed an additional $0.2 million.   We do not believe the liquidity assurance will have a material impact on our consolidated financial position, consolidated results of operations or consolidated cash flows and, therefore, we have not recorded any liability related to it.

RISK FACTORS

The following sections entitled Network Affiliation Agreements, Changes in Rules on Television Ownership, Changes in Rules on Local Marketing Agreements and Use of Outsourcing Agreements represent an update to these sections within Risk Factors contained in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2004.

Network Affiliation Agreements

Fifty-eight of the 60 television stations that we own and operate, or to which we provide programming services or sales services, currently operate as affiliates of FOX (20 stations), WB (18 stations), ABC (11 stations), UPN (6 stations), CBS (2 stations) and NBC (1 station).  The remaining two stations are independent.  The networks produce and distribute programming in exchange for each station’s commitment to air the programming at specified times and for commercial announcement time during the programming.

On June 30, 2005, the affiliation agreements for our FOX affiliates expired.  On August 22, 2005, we entered into an agreement that caused these expired agreements to continue in full force and effect until terminated by either party.  We are currently in negotiations to renew with long-term FOX affiliation agreements.  At this time, we cannot predict the final outcome of these negotiations and any impact they may have on our consolidated financial position, consolidated results of operations and consolidated cash flows.  As of September 30, 2005, the aggregate net book value of these affiliation agreements were $37.9 million.

On October 24, 2005, NBC informed us that they intend to terminate our affiliation with WTWC-TV in Tallahassee, Florida.  This notice is contractually required to avoid automatic renewal of the existing agreement which expires January 1, 2007.  NBC has stated it is willing to continue its affiliation with WTWC if revised terms and conditions can be agreed upon.  As of September 30, 2005, the net book value of this affiliation agreement was $2.3 million. We plan to enter into negotiations with NBC regarding our affiliation and at this time, we cannot predict the final outcome of these negotiations and any impact they may have on our consolidated financial position, consolidated results of operations and consolidated cash flows.

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

Changes in Rules on Television Ownership

In June 2004, the Court of Appeals for the Third Circuit issued a decision which upheld a portion of the ownership rules established by the Federal Communications Commission (FCC) in 2003 and remanded the matter to the FCC for further justification of the rules.  Several parties, including us, have filed petitions with the Supreme Court of the United States seeking review of the Third Circuit decision.  The Supreme Court recently denied those petitions.  The FCC has not commenced its proceeding on remand, and, we cannot predict the outcome of that proceeding, which could significantly impact our business.

Changes in Rules on Local Marketing Agreements

In 1999, the FCC decided to attribute Local Marketing Agreements (LMAs) for ownership purposes but grandfathered LMAs that were entered into prior to November 5, 1996, permitting the LMAs to continue pending the FCC’s case-by-case review of each LMA.  The FCC has not yet begun its review of grandfathered LMAs nor indicated when it will begin that review and we cannot predict the outcome of such a review.

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

Use of Outsourcing Agreements

On August 2, 2004, the FCC released a Further Notice of Proposed Rulemaking seeking comments on its tentative conclusion that television Joint Sales Agreements should be attributable for ownership purposes.  That proceeding is still pending.  We cannot predict the outcome of this proceeding, nor can we predict how any changes, together with possible changes to the ownership rules, would apply to our existing outsourcing agreements.

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

Interest Rate Risks

As of September 30, 2005, we held the following derivative instruments (amounts in millions):

								Pro Forma FMV
Notional Amount		Expiration Date	Interest Payable			Interest Receivable	FMV Asset (Liability)(4)	1% Rate Increase(5)	1% Rate Decrease(5)

$375.0	(1)	June 5, 2006	6.25	–	7.00%	LIBOR(3)	$(4.6)	$(2.1)	$(6.7)
$200.0	(1)	June 5, 2006	6.25	–	7.00%	LIBOR(3)	(2.6)	(1.2)	(3.6)
$300.0	(2)	March 12, 2012	LIBOR	+	2.28%(3)	8.00%	7.3	(4.1)	16.5
$100.0	(2)	March 15, 2012	LIBOR	+	3.095%(3)	8.00%	(1.0)	(5.2)	2.7
							$(0.9)	$(12.6)	$8.9

(1)          These swap agreements do not qualify for hedge accounting treatment under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133); therefore, changes in their fair market values are reflected currently in earnings as an unrealized gain from derivative instruments.  We recorded an unrealized gain related to these instruments of $17.5 million and $20.6 million for the nine months ended September 30, 2005 and 2004, respectively.

(2)          These swaps are accounted for as hedges in accordance with SFAS 133; therefore, changes in their fair market values are reflected as adjustments to the carrying value of the underlying debt being hedged.

(3)          Represents a floating rate based on the three-month London Interbank Offered Rate (LIBOR).

(4)          The fair market value (FMV) of the interest rate swap agreements is estimated by obtaining quotations from the international financial institutions party to each derivative contract.  The fair value is an estimate of the net amount that we would (pay) receive on September 30, 2005 if we cancelled the contracts or transferred them to other parties.

(5)          Represents the estimated pro forma FMV of each derivative instrument as of September 30, 2005 if current interest rates were higher by 1% or lower by 1%, which indicates the relative sensitivity of these instruments to changes in interest rates.

We are also exposed to risk from a change in interest rates to the extent we are required to refinance existing fixed rate indebtedness at rates higher than those prevailing at the time the existing indebtedness was incurred.  As of September 30, 2005, we had senior subordinated notes totaling $307.4 million, $808.9 million and $150.0 million expiring in the years 2011, 2012 and 2018, respectively.  Based upon the quoted market price, the fair value of the notes was $1.3 billion as of September 30, 2005.  Generally, the fair market value of the notes will decrease as interest rates rise and increase as interest rates fall.  We estimate that a 1.0% increase from prevailing interest rates would result in a decrease in fair value of the notes by approximately $66.4 million as of September 30, 2005.  The estimates related to the increase or decrease of interest rates are based on assumptions for forecasted future interest rates.

ITEM 4.      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2005.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of September 30, 2005, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

On October 1, 2005, we substantially completed the implementation of a new fixed asset system that management believes will enhance certain operating efficiencies at all of our locations.  Any changes related to this system have not materially affected, and are not reasonably likely to materially affect, our internal control over financial reporting.  There have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during or subsequent to the quarter ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

We are a party to lawsuits and claims from time to time in the ordinary course of business.  Actions currently pending are in various preliminary stages and no judgments or decisions have been rendered by hearing boards or courts in connection with such actions.  After reviewing developments to date with legal counsel, our management is of the opinion that the outcome of our pending and threatened matters will not have a material adverse effect on our consolidated financial position, consolidated results of operations or consolidated cash flows.

ITEM 5.      OTHER INFORMATION

(a) Information required to be disclosed in a report on form 8-K, but not reported.

Item 1.01 Entry into a Material Definitive Agreement

On August 22, 2005, we, along with Cunningham and FOX Broadcasting Company (FOX) entered into an Amendment (the Amendment) to each of the original FOX Affiliation Agreements dated July 1, 2002 (collectively, the Agreements), which had expired on June 30, 2005.  The Amendment was effective as of August 22, 2005.  Pursuant to the terms of the Amendment, the Agreements will continue in full force and effect until terminated by FOX, or by us or Cunningham (as applicable for its subsidiary stations), in such party’s sole discretion.

ITEM 6.      EXHIBITS

Exhibit Number	Description

10.1	Amendment to the FOX Broadcasting Company Station Affiliation Agreement

31.1	Certification by David D. Smith, as Chairman and Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241)

31.2	Certification by David B. Amy, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241)

32.1	Certification by David D. Smith, as Chairman and Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C § 1350)

32.2	Certification by David B. Amy, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C § 1350)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on the 9th day of November 2005.

SINCLAIR BROADCAST GROUP, INC.

By:	/s/ David R. Bochenek
David R. Bochenek
Vice President/Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1	Amendment to the FOX Broadcasting Company Station Affiliation Agreement

31.1	Certification by David D. Smith, as Chairman and Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241)

31.2	Certification by David B. Amy, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241)

32.1	Certification by David D. Smith, as Chairman and Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C § 1350)

32.2	Certification by David B. Amy, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C § 1350)