Form 10-K
period 2005-12-31
SINCLAIR BROADCAST GROUP INC
filed 2006-03-16
CIK 912752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(mark one)

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO .

COMMISSION FILE NUMBER:  000-26076

SINCLAIR BROADCAST GROUP, INC.

(Exact name of Registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	52-1494660 (I.R.S. Employer Identification No.)

10706 Beaver Dam Road

Hunt Valley, MD 21030

(Address of principal executive offices)

(410) 568-1500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Class A Common Stock, par value $ 0.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non- accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer  ☐                   Accelerated filer  ☒                             Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

Based on the closing sales price of $9.08 per share as of June 30, 2005, the aggregate market value of the voting and non-voting common equity of the Registrant held by non-affiliates was approximately $421.3 million.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of each class	Number of shares outstanding as of March 9, 2006
Class A Common Stock	47,321,012
Class B Common Stock	38,348,331

Documents Incorporated by Reference - Portions of our definitive Proxy Statement relating to our 2006 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.  We anticipate that our Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2005.

SINCLAIR BROADCAST GROUP, INC.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2005

FORWARD-LOOKING STATEMENTS

This report includes or incorporates forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995.  We have based these forward-looking statements on our current expectations and projections about future events.  These forward-looking statements are subject to risks, uncertainties and assumptions about us, including, among other things, the following risks:

General risks

•                  the impact of changes in national and regional economies;

•                  terrorist acts of violence or war and other geopolitical events;

•                  the activities of our competitors;

Industry risks

•                  the business conditions of our advertisers;

•                  competition with other broadcast television stations, radio stations, satellite television providers, internet content providers, cable system operators and telecommunication providers serving in the same markets;

•                  availability and cost of programming;

•                  the effects of governmental regulation of broadcasting or changes in those regulations and court actions interpreting those regulations, including ownership regulations, indecency regulations, political advertising restrictions and regulations regarding the transition from analog to digital over-the-air broadcasting;

•                  the timely transition of digital television over analog by the viewing public;

•                  the continued viability of networks and syndicators that provide us with programming content;

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

•                  changes in local regulations in the areas where our stations are located;

•                  successful integration of outsourcing agreements;

•                  our ability to maintain our affiliation agreements with the relevant networks; and

•                  FCC license renewals.

Other matters set forth in this report, including the Risk Factors set forth in Item 1A of this report and/or in the documents incorporated by reference, may also cause actual results in the future to differ materially from those described in the forward-looking statements.  We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this report might not occur.

PART I

ITEM 1.          BUSINESS

We are a diversified television broadcasting company that owns or provides certain programming, operating or sales services to more television stations than any other commercial broadcasting group in the United States.  We currently own, provide programming and operating services pursuant to local marketing agreements (LMAs) or provide (or are provided) sales services pursuant to outsourcing agreements to 58 television stations in 36 markets.  For the purpose of this report, these 58 stations are referred to as “our” stations.  We currently have 11 duopoly markets where we own and operate at least two stations within the same market.  We have nine LMA markets where, with one exception, we own and operate one station in the market and provide programming and operating services to, or by, another station within that market.  In the remaining 16 markets, we own and operate a single television station.

We have a mid-size market focus and 44 of our 58 stations are located in television designated markets areas (DMAs) that rank between the 12th and 75th largest in the United States.  Our television station group is diverse in network affiliation with 19 stations affiliated with FOX, 18 with WB, 10 with ABC, six with UPN, two with CBS and one with NBC.  Two of our stations are not affiliated with any network.  In the fall of 2006, our composition of network affiliates will change as a result of our recent agreement to air MyNetworkTV programming and the recent announcements about the merger of UPN and The WB into a network to be called The CW Television Network (The CW).  Refer to our Markets and Stations table on page 5 and Note 18. Subsequent Events, in the Notes to our Consolidated Financial Statements for additional information.

We broadcast free over-the-air programming to television viewing audiences in the communities we serve through our local television stations.  The programming that we provide consists of network provided programs, news produced locally, syndicated local sporting events and syndicated entertainment programs.  We provide network produced programming which we broadcast pursuant to our agreements with the network with which the stations are affiliated.  We produce news at 26 stations in 23 markets and six stations have a local news sharing arrangement with a competitive station in that market.  We provide live local sporting events on many of our stations by acquiring the local television broadcast rights for these events.  Additionally, we purchase and barter for popular syndicated programming from third parties.  See Operating Strategy later in this Item for more information regarding the programming we provide.

Our primary source of revenue is the sale of commercial inventory on our television stations to our advertising customers.  Our objective is to meet the needs of our advertising customers by delivering significant audiences in key demographics.  Our strategy is to achieve this objective by providing quality local news programming and popular network and syndicated programs to our viewing audience.  We attract our national television advertisers through a single national marketing representation firm with offices in the major advertising agency markets of New York City, Los Angeles, Chicago and Atlanta.  Our local television advertisers are attracted through the strong local sales force at each of our television stations, which is comprised of approximately 550 account executives company-wide.

Our operating results are subject to seasonal fluctuations.  The fourth quarter operating results are typically higher than the first and third quarters primarily because advertising expenditures are increased in anticipation of holiday season spending by consumers.  The second quarter operating results are also higher than the first and third quarters primarily because advertising expenditures are increased in anticipation of consumer spending on “summer related” items such as home improvements, lawn care and travel plans.  Our operating results are usually subject to cyclical fluctuations from political advertising.  In even-numbered years, political spending is significantly higher than in odd-numbered years due to advertising expenditures preceding local and national elections.  Additionally, every four years, political spending is elevated further due to advertising expenditures preceding the presidential election.

We seek to own, operate or engage in operating service agreements with multiple television stations in the markets we serve in order to increase revenues, reduce expenses and improve margins through increased economies of scale.  We have entered into LMAs in eight markets where, for a variety of reasons, we do not own the broadcast license related to the second station.  In addition, in one market we operate only one station under an LMA for which we do not own the broadcast license.  Under LMAs, we provide substantial portions of the broadcast programming and sell advertising time during such programming segments for that second station.  Our strategy for attracting viewers and advertisers for our LMA television stations is essentially the same as for our owned and operated television stations.  In order to improve our margins, we have entered into outsourcing agreements in four of our markets in which our stations are provided, or provide, various non-programming related services such as sales, operational and managerial services to or by other stations.  See Operating Strategy later in this Item for more information regarding our LMAs, duopolies and outsourcing agreements.

We are a Maryland corporation formed in 1986.  Our principal offices are located at 10706 Beaver Dam Road, Hunt Valley, Maryland 21030.  Our telephone number is (410) 568-1500 and our website address is www.sbgi.net.

TELEVISION BROADCASTING

Markets and Stations

We own and operate, provide programming services to, provide sales services to or have agreed to acquire the following television stations:

Market	Market Rank (a)	Stations	Status (b)	Channel (c)	Affiliation	Expiration Date of Affiliation Agreement	Number of Commercial Stations in the Market (d)	Station Rank (e)	Expiration Date of FCC License
Tampa, Florida	12	WTTA	LMA (f)	38 / 57	WB (v)	01/15/08 (g)	8	6	02/01/05 (h)
Minneapolis/St. Paul, Minnesota	15	KMWB	O&O	23 / 22	WB	01/15/08 (g)	7	6	04/01/06 (h)
St. Louis, Missouri	21	KDNL	O&O	30 / 31	ABC	12/31/09	8	4	02/01/06 (h)
Pittsburgh, Pennsylvania	22	WPGH WCWB	O&O O&O	53 / 43 22 / 42	FOX WB (v)	06/30/05 (i) 1/15/08 (g)	9	4 6	08/01/07 08/01/07
Baltimore, Maryland	24	WBFF WNUV	O&O LMA (k)	45 / 46 54 / 40	FOX WB	06/30/05 (i) 01/15/08 (g)	6	4 5	10/01/04 (j) 10/01/04 (l)
Raleigh/Durham, North Carolina	29	WRDC WLFL	O&O O&O	28 / 27 22 / 57	UPN (v) WB	07/31/07 (g) 01/15/08 (g)	7	5 6	12/01/04 (j) 12/01/04 (j)
Nashville, Tennessee	30	WZTV WUXP WNAB	O&O O&O OSA (m)	17 / 15 30 / 21 58 / 23	FOX UPN (v) WB	06/30/05 (i) 07/31/07 (g) 01/15/08 (g)	8	4 5 6	08/01/05 (h) 08/01/05 (h) 08/01/05 (n)
Columbus, Ohio	32	WSYX WTTE	O&O LMA (k)	6 / 13 28 / 36	ABC FOX	12/31/09 06/30/05 (i)	6	3 4	10/01/05 (h) 10/01/05 (l)
Milwaukee, Wisconsin	33	WCGV WVTV	O&O O&O	24 / 25 18 / 61	UPN (v) WB	07/31/07 (g) 01/15/08 (g)	9	5 6	12/01/05 (j) 12/01/05 (j)
Cincinnati, Ohio	34	WSTR	O&O	64 / 33	WB (v)	01/15/08 (g)	6	5	10/01/05 (h)
Asheville, North Carolina/Greenville/ Spartanburg/Anderson, South Carolina	35	WLOS WBSC	O&O LMA (k)	13 / 56 40 / 14	ABC WB (v)	12/31/09 01/15/08 (g)	7	3 5	12/01/04 (j) 12/01/04 (o)
San Antonio, Texas	37	KABB KRRT	O&O O&O	29 / 30 35 / 32	FOX WB (v)	06/30/05 (i) 01/15/08 (g)	7	4 5	08/01/06 08/01/06
Birmingham, Alabama	40	WTTO WABM WDBB	O&O O&O LMA	21 / 28 68 / 36 17 / 18	WB UPN (v) WB	01/15/08 (g) 07/31/07 (g) 01/15/08 (g)	8	5 6 5 (p)	04/01/05 (h) 04/01/05 (h) 04/01/05 (n)
Norfolk, Virginia	42	WTVZ	O&O	33 / 38	WB (v)	01/15/08 (g)	7	6	10/01/04 (h)
Oklahoma City, Oklahoma	45	KOKH KOCB	O&O O&O	25 / 24 34 / 33	FOX WB	06/30/05 (i) 01/15/08 (g)	9	4 5	06/01/06 (h) 06/01/06 (h)
Greensboro/Winston-Salem/ Highpoint, North Carolina	47	WXLV WUPN	O&O O&O	45 / 29 48 / 33	ABC UPN (v)	12/31/09 07/31/07 (g)	7	4 6	12/01/04 (j) 12/01/04 (j)
Las Vegas, Nevada	48	KVWB KFBT	O&O O&O	21 / 22 33 / 29	WB (v) IND (q)	01/15/08 (g) n/a	7	5 7	10/01/06 10/01/06
Buffalo, New York	49	WUTV WNYO	O&O O&O	29 / 14 49 / 34	FOX WB (v)	06/30/05 (i) 01/15/08 (g)(r)	8	4 5	06/01/07 06/01/07
Dayton, Ohio	59	WKEF WRGT	O&O LMA (k)	22 / 51 45 / 30	ABC FOX	12/31/09 06/30/05 (i)	8	3 4	10/01/05 (h) 10/01/05 (l)
Richmond, Virginia	60	WRLH	O&O	35 / 26	FOX	06/30/05 (i)	5	4	10/01/04 (h)
Mobile, Alabama and Pensacola, Florida	62	WEAR WFGX	O&O O&O	3 / 17 35 / 50	ABC IND (q) (v)	12/31/09 n/a	8	2 not rated	02/01/05 (h) 02/01/13
Lexington, Kentucky	63	WDKY	O&O	56 / 4	FOX	06/30/05 (i)	6	4	08/01/05 (h)
Charleston and Huntington, West Virginia	64	WCHS WVAH	O&O LMA (k)	8 / 41 11 / 19	ABC FOX	12/31/09 06/30/05 (i)	6	3 4	10/01/12 10/01/04 (l)
Flint/Saginaw/Bay City, Michigan	65	WSMH	O&O	66 / 16	FOX	06/30/05 (i)	6	4	10/01/05 (h)
Des Moines, Iowa	73	KDSM	O&O	17 / 16	FOX	06/30/05 (i)	5	4	02/01/06 (h)
Portland, Maine	74	WGME	O&O	13 / 38	CBS	12/31/07	6	2	04/01/07
Syracuse, New York	76	WSYT WNYS	O&O LMA	68 / 19 43 / 44	FOX WB (v)	06/30/05 (i) 06/30/06 (g)	6	4 5	06/01/07 06/01/07
Rochester, New York	79	WUHF	O&O (s)	31 / 28	FOX	06/30/05 (i)	6	4	06/01/07
Cape Girardeau, Missouri/ Paducah, Kentucky	80	KBSI WDKA	O&O LMA	23 / 22 49 / 50	FOX WB (v)	06/30/05 (i) 06/15/07 (g)	7	4 5	02/01/06 08/01/05 (n)
Springfield/Champaign, Illinois	82	WICS WICD	O&O O&O	20 / 42 15 / 41	ABC ABC	12/31/09 12/31/09	6	3 3 (t)	12/01/05 (j) 12/01/05 (j)
Madison, Wisconsin	85	WMSN	O&O	47 / 11	FOX	06/30/05 (i)	6	4	12/01/05 (h)
Cedar Rapids, Iowa	88	KGAN	O&O (s)	2 / 51	CBS	12/31/07	6	3	02/01/06 (j)
Charleston, South Carolina	101	WMMP WTAT	O&O LMA (k)	36 / 35 24 / 40	UPN (v) FOX	07/31/07 (g) 06/30/05 (i)	6	5 4	12/01/04 (j) 12/01/04 (o)
Springfield, Massachusetts	108	WGGB	O&O	40 / 55	ABC	12/31/09	4	2	04/01/07
Tallahassee, Florida	109	WTWC	O&O	40 / 2	NBC	01/01/07 (u)	6	3	02/01/05 (h)
Peoria/Bloomington, Illinois	117	WYZZ	O&O (s)	43 / 28	FOX	06/30/05 (i)	6	4	12/01/05 (h)

a)              Rankings are based on the relative size of a station’s designated market area (DMA) among the 210 generally recognized DMAs in the United States as estimated by Nielsen as of November 2005.

b)             “O & O” refers to stations that we own and operate.  “LMA” refers to stations to which we provide programming services pursuant to a local marketing agreement.  “OSA” refers to stations to which we provide sales services pursuant to an outsourcing agreement.

c)              Channels are shown here as Analog / Digital.  Digital channels 52-68 are subject to change prior to the cessation of analog signals in February 2009.

d)             Represents the estimated number of television stations designated by Nielsen as “local” to the DMA, excluding public television stations and stations that do not meet the minimum Nielsen reporting standards (weekly cumulative audience of at least 0.1%) for the Monday-Sunday, 7:00 a.m. to 1:00 a.m. time period as of November 2005.  This information is provided to us in a summary report by Katz Television Group.

e)              The rank of each station in its market is based upon the November 2005 Nielsen estimates of the percentage of persons tuned into each station in the market from 7:00 a.m. to 1:00 a.m., Monday-Sunday.  This information is provided to us in a summary report by Katz Television Group.

f)                The license assets for this station are currently owned by Bay TV, a related party.  See Note 11. Related Party Transactions, in the Notes to our Consolidated Financial Statements for more information.

g)             On January 24, 2006, CBS Corporation (CBS) and Warner Bros. Entertainment (Warner Bros.) announced their intent in September 2006 to merge the operations of their respective networks, UPN and The WB, under a broadcasting network to be called The CW.

h)             We filed timely applications for renewal of these licenses with the FCC.  These applications are currently pending.

i)                 On August 22, 2005, we, along with Cunningham and FOX Broadcasting Company (FOX) entered into an Amendment (the “Amendment”) to each of the original FOX Affiliation Agreements dated July 1, 2002 (collectively, the “Agreements”), which had expired on June 30, 2005.  The Amendment was effective as of August 22, 2005.  Pursuant to the terms of the Amendment, the Agreements will continue in full force and effect until terminated by FOX, or by us or Cunningham (as applicable for its subsidiary stations), in such party’s sole discretion.  We continue to negotiate the terms of a long-term agreement.

j)                 We timely filed applications for renewal of these licenses with the FCC.  Unrelated third parties have filed petitions to deny or informal objections against such applications.  We opposed the petitions to deny and informal objections and those applications are currently pending.  See Note 10. Commitments and Contingencies, in the Notes to our Consolidated Financial Statements for additional information.

k)              The license assets for these stations are currently owned by Cunningham Broadcasting Company (“Cunningham”), a related party, or one of its subsidiaries.  See Federal Regulations of Television Broadcasting for more information.

l)                 Cunningham timely filed applications for renewal of these stations with the FCC.  These applications are currently pending.

m)           We have entered into an outsourcing agreement with the unrelated third party owner of WNAB-TV to provide certain non-programming related sales, operational and administrative services to WNAB-TV.  Our application to acquire this FCC license is pending FCC approval.

n)             The unrelated third party licensees of these stations timely filed applications for renewal of these licenses.  These applications are currently pending.

o)             Cunningham timely filed applications for renewal of these licenses with the FCC.  Unrelated third parties have filed petitions to deny such applications.  Cunningham opposed the petitions to deny and those applications are currently pending.  See Note 10. Commitments and Contingencies, in the Notes to our Consolidated Financial Statements for additional information.

p)             WDBB-TV simulcasts the programming broadcast on WTTO-TV pursuant to a programming services agreement.  The station rank applies to the combined viewership of these stations.

q)             “IND” or “Independent” refers to a station that is not affiliated with any of ABC, CBS, NBC, FOX, WB or UPN.

r)                An argument may exist that this agreement expires on August 31, 2006.

s)              We have entered into outsourcing agreements with unrelated third parties, under which the unrelated third parties provide certain non-programming related sales, operational and managerial services to these stations.  We continue to own all of the assets of these stations and to program and control each station’s operations.

t)                WICD-TV, a satellite of WICS-TV, under FCC rules, simulcasts all of the programming aired on WICS-TV except the news broadcasts.  The station rank applies to the combined viewership of these stations.

u)             NBC informed us that they intend to terminate this affiliation agreement on its expiration date.  We continue to negotiate the terms of a new affiliation agreement with NBC.

v)             On March 6, 2006, we entered into an agreement with MyNetworkTV to air 12 hours of original programming content from 8:00pm to 10:00pm (EST/PST) Monday through Saturday beginning on September 5, 2006.

Operating Strategy

Our operating strategy includes the following elements:

Programming to Attract Viewership.  We seek to target our programming offerings to attract viewership, to meet the needs of the communities in which we serve and to meet the needs of our advertising customers.  In pursuit of this strategy, we seek to obtain, at attractive prices, popular syndicated programming that is complementary to each station’s network programming.  We also seek to broadcast live local and national sporting events that would appeal to a large segment of the local community.  Moreover, we produce news at 26 stations in 23 markets, and six stations have a local news sharing agreement with a competitive station in that market.  Each of our newscasts includes a daily commentary called The Point, which was recently awarded four Telly Awards for excellence.  The Telly Awards is a widely known and highly respected national and international competition, and is the premier award honoring outstanding local, regional and cable TV commercials and programs, as well as the finest video and film productions.

Developing Local Franchises.  We believe the greatest opportunity for a sustainable and growing customer base lies within our local communities.  Therefore, we have focused on developing a strong local sales force at each of our television stations, which is comprised of approximately 550 account executives company-wide.  Excluding political advertising revenue, 61.6% of our time sales were local for the year ended December 31, 2005, up from 62.7% in 2004.  Our goal is to continue to grow our local revenues by increasing our market share and by developing new business opportunities.

Developing New Business.  We are always striving to develop new business models to complement or enhance our existing television broadcast business.  During the past few years, we have built a profitable direct mail business at many of our stations using, for the most part, our existing sales force.  As we continue to improve the profit margins from this business, we plan to develop other initiatives beginning in 2006 that will give us additional competitive advantage.

One of these initiatives is multi-channel digital broadcasting.  Our digital channel capacity will allow us to broadcast multiple additional channels, in addition to our current broadcast channel, for each FCC license we own.  In May 2006, we are launching WBFF-2 in Baltimore, Maryland as a new digital channel that will air nostalgic syndicated programming that will appeal to a niche market that is not currently being served.  This additional channel will use the same broadcasting infrastructure as WBFF-TV, our main channel in Baltimore, and our existing sales force, both of which should enable us to become profitable in the first year of operations.

Another initiative is production and airing of A Better Life, a self-improvement program, in many of our markets.  This type of programming appeals to a wide array of viewers, which makes it appealing to advertisers that haven’t traditionally focused on television advertising.  Our first series of A Better Life has resulted in advertising committments of approximately $2.5 million to date, and we expect to continue producing this program and other similar programming, going forward.

Monetizing Retransmission Agreements.  As the competition for programming content increases among the many cable, satellite and telecommunications companies, we are in a position to realize significant additional revenues.  We have retransmission agreements with many cable and satellite operators in our markets.  Previously, these agreements have allowed these cable and satellite companies to air our programming to their subscribers without reimbursing us for this content.  We believe that these companies should reimburse us for our digital signal, and as such, as these agreements come up for renewal, we are including terms which provide us with retransmission fee revenues.  Additionally, as the major telecommunications companies develop their infrastructure to deliver programming content to television sets, cell phones and other hand-held devices, we will be able to generate additional retransmission fees through agreements with them for our digital signal.

Control of Operating and Programming Costs.  By employing a disciplined approach to managing programming acquisition and other costs, we have been able to achieve operating margins that we believe are very competitive within the television broadcast industry.  We believe our national reach of approximately 22% of the country provides us with a strong position to negotiate with programming providers, and, as a result, the opportunity to purchase high quality programming at more favorable prices.  Moreover, we emphasize control of each of our station’s programming and operating costs through program-specific profit analysis, detailed budgeting, regionalization of staff and detailed long-term planning models.

Ownership Duopolies and Utilization of Local Marketing Agreements.  We have sought to increase our revenues and improve our margins through the ownership of two stations in a single market, called a duopoly, and by providing programming services pursuant to an LMA to a second station in eight DMAs where we already own one station.  Duopolies and LMAs allow us to realize significant economies of scale in marketing, programming, overhead and capital expenditures.  We also believe these arrangements enable us to air popular programming and contribute to the diversity of programming within each DMA.  Although under the FCC ownership rules released in June 2003, we would be allowed to continue to program most of the stations with which we have an LMA, in the absence of a waiver, the 2003 rules would require us to terminate or modify three of our LMAs.  Although there can be no assurances, we have studied the application of the 2003 rules to our markets and believe we are qualified for waivers.  For additional information, refer to Risk Factors - Changes in Rules on Television Ownership, and Risk Factors - The FCC’s multiple ownership rules limit our ability to operate multiple television stations in some markets and may result in a reduction in our revenue or prevent us from reducing costs.  Changes in these rules may threaten our existing strategic approach to certain television markets.

Use of Outsourcing Agreements.  In addition to our LMAs, we currently operate under four (and may seek opportunities for additional) outsourcing agreements in which our stations provide or are provided various non-programming related services such as sales, operational and managerial services to or by other stations.  Pursuant to these agreements, our stations in Nashville, Tennessee currently provides services to another station in the market and other parties provide services to our stations in Peoria/Bloomington, Illinois, Cedar Rapids, Iowa and Rochester, New York.  As a result of a change in ownership of the unrelated third-party, we terminated our outsourcing agreement in Tallahassee, Florida on February 19, 2006.  We believe this structure allows stations to achieve operational efficiencies and economies of scale, which should otherwise improve broadcast cash flow and competitive positions.  While television joint sales agreements (JSAs) are not currently attributable, as that term is defined by the FCC, on August 2, 2004, the FCC released a notice of proposed rulemaking seeking comments on its tentative conclusion that television joint sales agreements should be attributable.  We cannot predict the outcome of this proceeding, nor can we predict how any changes, together with possible changes to the ownership rules, would apply to our existing outsourcing agreements.

Strategic Realignment of Station Portfolio.  We continue to examine our television station group portfolio in light of the FCC’s broadcast ownership rules adopted in 2003.  For a summary of these rules, refer to Ownership Matters, discussed in the Federal Regulation of Television Broadcasting.  Our objective is to build our local franchises in the markets we deem strategic.  We routinely review and conduct investigations of potential television station acquisitions, dispositions and station swaps.  At any given time, we may be in discussions with one or more television station owners.  For more information related to station sales, see Note 12. Discontinued Operations, in the Notes to our Consolidated Financial Statements.

On November 15, 1999, we entered into a plan and agreement of merger to acquire through merger WBSC-TV (formerly WFBC-TV) in Anderson, South Carolina from Cunningham Broadcasting Corporation (Cunningham), but that transaction was denied by the FCC.  In light of the change in the 2003 ownership rules, we have filed a petition for reconsideration with the FCC and amended our application to acquire the license of WBSC-TV.  We also filed applications in November 2003 to acquire the license assets of the remaining five Cunningham stations: WRGT-TV, Dayton, Ohio; WTAT-TV, Charleston, South Carolina; WVAH-TV, Charleston, West Virginia; WNUV-TV, Baltimore, Maryland; and WTTE-TV, Columbus, Ohio.  The Rainbow/PUSH Coalition (Rainbow/PUSH) filed a petition to deny these five applications and to revoke all of our licenses.  The FCC dismissed our applications in light of the stay of the 2003 ownership rules and also denied the Rainbow/PUSH petition.  Rainbow/PUSH filed a petition for reconsideration of that denial and we filed an application for review of the dismissal, which may be impacted by the remand of the FCC’s 2003 ownership rules.  In 2005, we filed a petition with the U. S. Court of Appeals for the D.C. Circuit requesting that the Court direct the FCC to take final action on our applications, but that petition was dismissed.  On January 6, 2006, we submitted a motion to the FCC requesting that it take final action on our applications.  Both the applications and the associated petition to deny are still pending.  We believe the Rainbow/PUSH petition is without merit.

On July 21, 2005, we filed with the FCC an application to acquire WNAB-TV in Nashville, Tennessee.  Rainbow/PUSH filed a petition to deny that application and also requested that the FCC initiate a hearing to investigate whether WNAB was improperly operated with WZTV-TV and WUXP-TV, two of our stations located in the same market as WNAB.  That proceeding is currently pending and we believe the petition had no merit.

At this time, there can be no assurance that any of these transactions will be completed.  See Risk Factors - The FCC’s multiple ownership rules limit our ability to operate multiple television stations and may result in a reduction on our revenue or prevent us from reducing costs.  Changes in these rules may threaten our existing strategy approach to certain television markets.

Local News.  We believe that the production and broadcasting of local news is an important link to the community and an aid to a station’s efforts to expand its viewership.  In addition, local news programming can provide access to advertising sources targeted specifically to local news viewers.  We assess the anticipated benefits and costs of producing local news prior to introduction at our stations because a significant investment in capital equipment is required and substantial operating expenses are incurred in introducing, developing and producing local news programming.  We also continuously review the performance of our existing news operations to make sure they are economically viable.

Popular Sporting Events.  Our WB and UPN affiliated and independent stations generally face fewer restrictions on broadcasting live local sporting events compared with FOX, ABC, CBS and NBC affiliates, which are required to broadcast a greater number of hours of programming supplied by the networks.  At some of our stations, we have been able to acquire local television broadcast rights for certain sporting events, including NBA basketball, Major League Baseball, NFL football, NHL hockey, ACC basketball and both Big Ten and SEC football and basketball.  We seek to expand our sports broadcasting in DMAs only as profitable opportunities arise.  In addition, our stations that are affiliated with FOX, ABC, CBS and NBC broadcast certain Major League Baseball games, NFL football games, NHL hockey games and NASCAR races, as well as other popular sporting events.

Attract and Retain High Quality Management.  We believe that much of our success is due to our ability to attract and retain highly skilled and motivated managers at both the corporate and local station levels.  A significant portion of the compensation available to our Chief Operating Officer, sales vice presidents, group managers, general managers, sales managers and other station managers is based on their exceeding certain operating results.  We also provide some of our corporate and station managers with deferred compensation plans.  Annually, managers at our stations and certain of our corporate officers are eligible for bonuses tied to performance at the discretion of the Compensation Committee (which is comprised of certain members of the Board of Directors).

Community Involvement. Each of our stations actively participates in various community activities and offers many community services.  Our activities include broadcast programming of local interest and sponsorship of community and charitable events.  We also encourage our station employees to become active members of their communities and to promote involvement in community and charitable affairs.  After Hurricane Ivan affected their community, WEAR-TV in Pensacola, Florida compiled their news footage of the hurricane into a DVD entitled “In Focus: Hurricane Ivan Special.”  Approximately $180,000 of the proceeds from the sale of the DVDs was donated to various charities including Habitat for Humanity and United Way.  In response to the Tsunami tragedy in Southeast Asia during 2004, our employees generously donated over $17,000; we matched this amount with a contribution to the American Red Cross.  In response to the disaster caused by Hurricane Katrina, the Sinclair Relief Fund (the Fund) was formed by David D. Smith, Frederick Smith, J. Duncan Smith, each controlling shareholders, and Barry M. Faber, our Vice President and General Counsel.  The Fund is a qualified charitable organization formed to provide monetary aid and relief to the victims of natural disasters.  Our employees and viewers generously donated over $208,000 to the Fund and we made an additional contribution of $50,000.  The Fund distributed the contributions to various organizations including the American Red Cross, the Salvation Army, Feed the Children and USA Harvest.  We believe that active community involvement by our stations provides our stations with increased exposure in their respective DMAs and is our responsibility as stewards of the community’s broadcast license.

FEDERAL REGULATION OF TELEVISION BROADCASTING

The ownership, operation and sale of television stations are subject to the jurisdiction of the FCC, which acts under the authority granted by the Communications Act of 1934, as amended (Communications Act).  Among other things, the FCC assigns frequency bands for broadcasting; determines the particular frequencies, locations and operating power of stations; issues, renews, revokes and modifies station licenses; regulates equipment used by stations; adopts and implements regulations and policies that directly or indirectly affect the ownership, operation and employment practices of stations; and has the power to impose penalties for violations of its rules or the Communications Act.

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

All of the stations that we currently own and operate or provide programming services or sales services to, pursuant to LMAs or other agreements, are presently operating under regular licenses, which expire as to each station on the dates set forth under Television Broadcasting above.  Although renewal of a license is granted in the vast majority of cases even when petitions to deny are filed, there can be no assurance that the license of any station will be renewed.

In 2004, we filed with the FCC an application for the license renewal of WBFF-TV in Baltimore, Maryland.  Subsequently, an individual named Richard D’Amato filed a petition to deny the application.  In 2004, we also filed with the FCC applications for the license renewals of television stations:  WXLV-TV in Winston-Salem, North Carolina; WUPN-TV in Greensboro, North Carolina; WLFL-TV in Raleigh/Durham, North Carolina; WRDC-TV in Raleigh/Durham, North Carolina; WLOS-TV in Asheville, North Carolina and WMMP-TV in Charleston, South Carolina.  An organization calling itself “Free Press” filed a petition to deny the renewal applications of these stations and also the renewal applications of two other stations in those markets: WTAT-TV in Charleston, South Carolina and WBSC-TV in Anderson, South Carolina; that we program pursuant to LMAs.  Several individuals and an organization named “Sinclair Media Watch” also filed informal objections to the license renewal applications of WLOS and WBSC, raising essentially the same arguments presented in the Free Press petition.  The FCC is currently in the process of considering these renewal applications and we believe the objections have no merit.

On August 1, 2005, we filed applications with the FCC requesting renewal of the broadcast licenses for WICS-TV and WICD-TV in Springfield/Champaign, Illinois.  Subsequently, various viewers filed informal objections requesting that the FCC deny these renewal applications.  Also on August 1, 2005, we filed applications with the FCC requesting renewal of the broadcast licenses for WCGV-TV and WVTV-TV in Milwaukee, Wisconsin.  On November 1, 2005, the Milwaukee Public Interest Media Coalition filed a petition with the FCC to deny these renewal applications.  On September 30, 2005, we filed an application with the FCC for the renewal of the broadcast license for KGAN-TV in Cedar Rapids, Iowa.  On December 28, 2005, an organization calling itself “Iowans for Better Local Television” filed a petition to deny that application.  The FCC is currently in the process of considering these renewal applications and we believe the objections and petitions requesting denial have no merit.

On July 21, 2005, we filed with the FCC an application to acquire WNAB-TV in Nashville, Tennessee.  Rainbow/PUSH filed a petition to deny that application and also requested that the FCC initiate a hearing to investigate whether WNAB was improperly operated with WZTV-TV and WUXP-TV, two of our stations located in the same market as WNAB.  That proceeding is currently pending and we believe the petition has no merit.

On October 12, 2004, the FCC issued a Notice of Apparent Liability for Forfeiture (NAL) in the amount of $7,000 per station to virtually every FOX station, including the 15 FOX affiliates presently licensed to us and the four FOX affiliates programmed by us and one FOX affiliate we sold in 2005.  The NAL alleged that the stations broadcast indecent material contained in an episode of a FOX network program that aired on April 7, 2003.  We, as well as other parties including the FOX network, filed oppositions to the NAL.  That proceeding is still pending.  Although we cannot predict the outcome of that proceeding or the effect of any adverse outcome on the stations’ license renewal applications, the FOX network has agreed to indemnify its affiliates for the full amount of this liability.

Action on many license renewal applications, including those we have filed, has been delayed because of the pendency of complaints that programming aired by the various networks contained indecent material.  We cannot predict when the FCC will address these complaints and act on the renewal applications.

Recent actions by the FCC have also made it difficult for us to predict the impact on our license renewals from allegations related to the airing of indecent material that may arise in the ordinary course of our business.  For example, on Veterans’ Day in November 2004, we preempted (did not air) “Saving Private Ryan”, a program that was aired during ABC’s network programming time.  We felt that the program contained indecent material as defined by the FCC and could result in a fine or other negative consequences for one or more of our ABC stations.  In February 2005, the FCC dismissed all complaints filed against ABC stations regarding this program.  The FCC’s decision justified what some may consider indecent material as appropriate in the context of the program.  Although this ruling has expanded the programming opportunities of our stations, it still leaves us at risk because of what might be determined as legitimate context by us may not be deemed so by the FCC.  We only know that “Saving Private Ryan” and “Schindler’s List” are allowed to be aired in their entirety under current FCC rulings.

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

To obtain the FCC’s prior consent to assign a broadcast license or transfer control of a broadcast license, appropriate applications must be filed with the FCC.  If the application involves a “substantial change” in ownership or control, the application must be placed on public notice for a period of approximately 30 days during which petitions to deny the application may be filed by interested parties, including members of the public.  If the application does not involve a “substantial change” in ownership or control, it is a “pro forma” application.  The “pro forma” application is not subject to petitions to deny or a mandatory waiting period, but is nevertheless subject to having informal objections filed against it.  If the FCC grants an assignment or transfer application, interested parties have approximately 30 days from public notice of the grant to seek reconsideration or review of the grant.  Generally, parties that do not file initial petitions to deny or informal objections against the application face difficulty in seeking reconsideration or review of the grant.  The FCC normally has an additional ten days to set aside such grant on its own motion.  When passing on an assignment or transfer application, the FCC is prohibited from considering whether the public interest might be served by an assignment or transfer to any party other than the assignee or transferee specified in the application.

The FCC generally applies its ownership limits to “attributable” interests held by an individual, corporation, partnership or other association.  In the case of corporations holding, or through subsidiaries controlling, broadcast licenses, the interests of officers, directors and those who, directly or indirectly, have the right to vote 5% or more of the corporation’s stock (or 20% or more of such stock in the case of insurance companies, investment companies and bank trust departments that are passive investors) are generally attributable.  In August 1999, the FCC revised its attribution and multiple ownership rules and adopted the equity-debt-plus rule that causes certain creditors or investors to be attributable owners of a station.  Under this rule, a major programming supplier (any programming supplier that provides more than 15% of the station’s weekly programming hours) or same-market media entity will be an attributable owner of a station if the supplier or same-market media entity holds debt or equity, or both, in the station that is greater than 33% of the value of the station’s total debt plus equity.  For the purposes of this rule, equity includes all stock, whether voting or non-voting, and equity held by insulated limited partners in partnerships.  Debt includes all liabilities whether long-term or short-term.  In addition, LMAs are attributable where a licensee owns a television station and programs more than 15% of another television station in the same market.

The Communications Act prohibits the issuance of a broadcast license to, or the holding of a broadcast license by, any corporation of which more than 20% of the capital stock is owned of record or voted by non-U. S. citizens or their representatives or by a foreign government or a representative thereof, or by any corporation organized under the laws of a foreign country (collectively, aliens).  The Communications Act also authorizes the FCC, if the FCC determines that it would be in the public interest, to prohibit the issuance of a broadcast license to, or the holding of a broadcast license by, any corporation directly or indirectly controlled by any other corporation of which more than 25% of the capital stock is owned of record or voted by aliens.  The FCC has issued interpretations of existing law under which these restrictions in modified form apply to other forms of business organizations, including partnerships.

As a result of these provisions, the licenses granted to our subsidiaries by the FCC could be revoked if, among other restrictions imposed by the FCC, more than 25% of our stock were directly or indirectly owned or voted by aliens.  Sinclair and its subsidiaries are domestic corporations, and the members of the Smith family (who together hold approximately almost 85% of the common voting rights of Sinclair) are all United States citizens.  Our amended and restated Articles of Incorporation (the amended certificate) contain limitations on alien ownership and control that are substantially similar to those contained in the Communications Act.  Pursuant to the amended certificate, we have the right to repurchase alien-owned shares at their fair market value to the extent necessary, in the judgment of the Board of Directors, to comply with the alien ownership restrictions.

In June 2003, the FCC adopted a Report and Order modifying its multiple ownership rules.  The 2003 rules, among other things:

•                  increase the number of stations an entity may own nationally by increasing the national audience reach cap from 35% to 45% and leave unchanged the method of calculating an entities audience reach.  Congress subsequently passed a bill requiring the FCC to establish a national audience reach cap of 39%.  (See discussion below in National Ownership Rule);

•                  increase the number of stations an entity can own or control in many local markets, subject to restrictions including the number of stations an entity can own or control which are ranked among the top four in their DMA;

•                  repeal the newspaper-broadcast ownership limits and replace them with general media cross-ownership limits which, in many markets, would permit owners of daily newspapers to own one or more television stations and/or radio stations in the same market as the newspaper’s city of publication; and

•                  repeal the radio-television broadcast ownership limits and replace them with new general media cross-ownership limits.

If these rules become law, broadcast television owners would be permitted to own more television stations, potentially affecting our competitive position.  The Third Circuit Court of Appeals has stayed the application of the 2003 rules as a result of numerous legal challenges, including one we filed.  In July 2004, the Court issued a decision holding, among other things, that the numerical limits established by the FCC’s 2003 local television ownership rule were patently unreasonable and not consistent with the record evidence.  The Court remanded the numerical limits for the FCC to justify or modify and left the stay in effect pending the FCC’s action on remand.  Several parties, including us, have filed petitions with the Supreme Court of the United States seeking review of the Third Circuit decision, but the Supreme Court denied the petitions in June 2005.  During the pendency of the remand, the Third Circuit has ordered the FCC to continue to apply the ownership rules in effect prior to the adoption of the 2003 rules.  Following is a description of the FCC ownership rules currently being applied:

Radio/Television Cross-Ownership Rule.  The FCC’s radio/television cross-ownership rule (the “one to a market” rule) generally permits a party to own a combination of up to two television stations and six radio stations in the same market, depending on the number of independent media voices in the market.

Broadcast/Daily Newspaper Cross-Ownership Rule.  The FCC’s rules prohibit the common ownership of a radio or television broadcast station and a daily newspaper in the same market.

Dual Network Rule.  The four major television networks, FOX, ABC, CBS and NBC, are prohibited, absent a waiver, from merging with each other.  In May 2001, the FCC amended its dual network rule to permit the four major television networks to own, operate, maintain or control the UPN and/or the WB television network.

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

All but seven of the stations we own and operate, or to which we provide programming services, are UHF.  We reach approximately 22% of U. S. television households or 12.5% taking into account the FCC’s UHF discount.

Local Television (Duopoly) Rule.  A party may own television stations in adjoining markets, even if there is Grade B (discussed below) overlap between the two stations’ analog signals and generally may own two stations in the same market:

•                  if there is no Grade B overlap between the stations; or

•                  if the market containing both the stations will contain at least eight independently owned full-power television stations post-merger (the “eight voices test”) and not more than one station is among the top-four ranked stations in the market.

In addition, a party may request a waiver of the rule to acquire a second station in the market if the station to be acquired is economically distressed or not yet constructed and there is no party who does not own a local television station who would purchase the station for a reasonable price.

There are three grades of service for traditional television broadcasts, City (strongest), Grade A and Grade B (least strong); and the signal decreases in strength the further away the viewer is from the broadcast antenna tower.  Generally, it is not as easy for viewers with properly installed outdoor antennas to receive a Grade B signal, as it is to receive a Grade A or City Grade signal.

Antitrust Regulation.  The Department of Justice (DOJ) and the Federal Trade Commission (FTC) have increased their scrutiny of the television industry since the adoption of the 1996 Act and have reviewed matters related to the concentration of ownership within markets (including LMAs) even when ownership or the LMA in question is permitted under the laws administered by the FCC or by FCC rules and regulations.  The DOJ takes the position that an LMA entered into in anticipation of a station’s acquisition with the proposed buyer of the station constitutes a change in beneficial ownership of the station which, if subject to filing under the Hart-Scott-Rodino Anti Trust Improvements Act (HSR Act), cannot be implemented until the waiting period required by that statute has ended or been terminated.

Expansion of our broadcast operations on both a local and national level will continue to be subject to the FCC’s ownership rules and any changes the FCC or Congress may adopt.  At the same time, any further relaxation of the FCC’s ownership rules, which could occur if the rules adopted in 2003 become effective, may increase the level of competition in one or more markets in which our stations are located, more specifically to the extent that any of our competitors may have greater resources and thereby be in a superior position to take advantage of such changes.

Local Marketing Agreements

Certain of our stations have entered into what have commonly been referred to as local marketing agreements or LMAs.  One typical type of LMA is a programming agreement between two separately owned television stations serving the same market, whereby the licensee of one station programs substantial portions of the broadcast day and sells advertising time during such programming segments on the other licensee’s station subject to the ultimate editorial and other controls being exercised by the latter licensee.  We believe these arrangements allow us to reduce our operating expenses and enhance profitability.

Under the FCC ownership rules adopted in 2003, we would be allowed to continue to program most of the stations with which we have an LMA.  In the absence of a waiver, the 2003 ownership rules would require us to terminate or modify three of our LMAs in markets where both the station we own and the station with which we have an LMA are ranked among the top four stations in their particular designated market area.  The FCC’s 2003 ownership rules include specific provisions permitting waivers of this “top four restriction”.  Although there can be no assurances, we have studied the application of the 2003 ownership rules to our markets and believe we are qualified for waivers.  The effective date of the 2003 ownership rules has been stayed by the U. S. Court of Appeals for the Third Circuit and the rules are on remand to the FCC.  Several parties, including us, filed petitions with the Supreme Court of the United States seeking review of the Third Circuit decision, but the Supreme Court denied the petitions.  The FCC has not commenced its proceeding on remand.  We cannot predict the outcome of that proceeding, which could significantly impact our business.

When the FCC decided to attribute LMAs for ownership purposes in 1999, it grandfathered our LMAs that were entered into prior to November 5, 1996, permitting the applicable stations to continue operations pursuant to the LMAs until the conclusion of the FCC’s 2004 biennial review.  The FCC stated it would conduct a case-by-case review of grandfathered LMAs and assess the appropriateness of extending the grandfathering periods.  Subsequently, the FCC invited comments as to whether, instead of beginning the review of the grandfathered LMAs in 2004, it should do so in 2006.  The FCC has not initiated any such review of grandfathered LMAs and we cannot predict when the FCC will do so.

Because the effective date of the 2003 ownership rules has been stayed and, in connection with the adoption of those rules, the FCC concluded the old rules could not be justified as necessary to the public interest, we have taken the position that an issue exists regarding whether the FCC has any current legal right to enforce any rules prohibiting the acquisition of television stations.  The FCC, however, dismissed our applications to acquire certain LMA stations.  We filed an application for review of that decision, which is still pending.  In 2005, we filed a petition with the U. S. Court of Appeals for the D.C. Circuit requesting that the Court direct the FCC to take final action on our applications, but that petition was denied.  We recently submitted a motion to the FCC requesting that it take final action on our applications and that request is pending.

On November 15, 1999, we entered into a plan and agreement of merger to acquire through merger WBSC-TV (formerly WFBC-TV) in Anderson, South Carolina from Cunningham Broadcasting Corporation (Cunningham), but that transaction was denied by the FCC.  In light of the change in the 2003 ownership rules, we have filed a petition for reconsideration with the FCC and amended our application to acquire the license of WBSC-TV.  We also filed applications in November 2003 to acquire the license assets of the remaining five Cunningham stations: WRGT-TV, Dayton, Ohio; WTAT-TV, Charleston, South Carolina; WVAH-TV, Charleston, West Virginia; WNUV-TV, Baltimore, Maryland; and WTTE-TV, Columbus, Ohio.  The Rainbow/PUSH Coalition (Rainbow/PUSH) filed a petition to deny these five applications and to revoke all of our licenses.  The FCC dismissed our applications in light of the stay of the 2003 ownership rules and also denied the Rainbow/PUSH petition.  Rainbow/PUSH filed a petition for reconsideration of that denial and we filed an application for review of the dismissal, which may be impacted by the remand of the FCC’s 2003 ownership rules.  In 2005, we filed a petition with the U. S. Court of Appeals for the D. C. Circuit requesting that the Court direct the FCC to take final action on our applications, but that petition was dismissed.  We recently submitted a motion to the FCC requesting that it take final action on our applications.  Both the applications and the associated petition to deny are still pending.  We believe the Rainbow/PUSH petition is without merit.

The Satellite Home Viewer Improvement Act (SHVIA) and the Satellite Home Viewer Extension and Reauthorization Act (SHVERA)

In 1988, Congress enacted the Satellite Home Viewer Act (SHVA), which enabled satellite carriers to provide broadcast programming to those satellite subscribers who were unable to obtain broadcast network programming over-the-air.  SHVA did not permit satellite carriers to retransmit local broadcast television signals directly to their subscribers.  The Satellite Home Viewer Improvement Act of 1999 (SHVIA) revised SHVA to reflect changes in the satellite and broadcasting industry.  This legislation allowed satellite carriers, until December 31, 2004, to provide local television signals by satellite within a station market, and effective January 1, 2002, required satellite carriers to carry all local signals in any market where they carry any local signals.  On or before July 1, 2001, SHVIA required all television stations to elect to exercise certain “must carry” or “retransmission consent” rights in connection with their carriage by satellite carriers.  We have entered into compensation agreements granting the two primary satellite carriers retransmission consent to carry all our stations.  In December 2004, President Bush signed into law the Satellite Home Viewer Extension and Reauthorization Act (SHVERA).  SHVERA extended, until December 31, 2009, the rights of broadcasters and satellite carriers under SHVIA to retransmit local television signals by satellite.  SHVERA also authorized satellite delivery of distant network signals, significantly viewed signals and local low-power television station signals into local markets under defined circumstances.  With respect to digital signals, SHVERA established a process to allow satellite carriers to retransmit distant network signals and significantly viewed signals and to subscribers under certain circumstances.  In November 2005, the FCC completed a rulemaking proceeding enabling the satellite carriage of “significantly viewed” signals.  In December 2005, the FCC concluded a study, as required by SHVERA, regarding the applicable technical standards for determining when a subscriber may receive a distant digital network signal.  The carriage of programming from two network stations to a local market on the same satellite system could result in a decline in viewership of the local network station, adversely impacting the revenues of our affected owned and programmed stations.

Must Carry/Retransmission Consent

Pursuant to the Cable Act of 1992, television broadcasters are required to make triennial elections to exercise either certain “must-carry” or “retransmission consent” rights in connection with their carriage by cable systems in each broadcaster’s local market.  By electing the must-carry rights, a broadcaster demands carriage on a specific channel on cable systems within its DMA, in general, as defined by the Nielsen DMA Market and Demographic Rank Report of the prior year.  These must-carry rights are not absolute and their exercise is dependent on variables such as:

•                  the number of activated channels on a cable system;

•                  the location and size of a cable system; and

•                  the amount of programming on a broadcast station that duplicates the programming of another broadcast station carried by the cable system.

Therefore, under certain circumstances, a cable system may decline to carry a given station.  Alternatively, if a broadcaster chooses to exercise retransmission consent rights, it can prohibit cable systems from carrying its signal or grant the appropriate cable system the authority to retransmit the broadcast signal for a fee or other consideration.  In October 2005, we elected must-carry and retransmission consent with respect to each of our stations based on our evaluation of the respective markets and the position of our owned or programmed station(s) within the market.  Our stations continue to be carried on all pertinent cable systems and we do not believe that our elections have resulted in the shifting of our stations to less desirable cable channel locations.  Many of the agreements we have negotiated for cable carriage of our analog signal are short term, subject to month-to-month extensions.

In February 2005, the FCC adopted an order stating that cable television systems are not required to carry both a station’s analog and digital signals during the digital transition period.  Thus, only television stations operating solely with digital signals are entitled to mandatory carriage of their digital signal by cable companies.  In addition, it is technically possible for a television station to broadcast more than one channel of programming using its digital signal.  The same FCC order clarified that cable systems need only carry a broadcast station’s primary video stream and not any of the station’s other programming streams in those situations where a station chooses to transmit multiple programming streams.

Many of the viewers of our television stations receive the signal of the stations via cable television service.  Cable television systems generally transmit our signals pursuant to permission granted by us in retransmission consent agreements.  A material portion of these agreements have no definite term and may be terminated either by us or by the applicable cable television company on very short notice (usually 45 to 60 days).  We are currently engaged in negotiations with respect to these agreements with several major cable television companies and during 2005, we reached an agreement with Comcast, our nation’s largest cable operator.  There can be no assurance that the results of these negotiations will be advantageous to us or that we or the cable companies might not determine to terminate some or all of these agreements.  A termination of our retransmission agreements would make it more difficult for our viewers to watch our programming and could result in lower ratings and a negative financial impact on us.  In addition, we generally have not provided the major cable television companies with the right to transmit our stations’ digital signals.  Although the lack of carriage of these signals does not, at this time, have a material impact on our financial statements, this could change as the number of households in the United States with the capability of viewing digital and high definition television increases.  There can be no assurances that we will be able to negotiate mutually acceptable retransmission agreements in the future relating to the carriage of our digital signals.

Syndicated Exclusivity/Territorial Exclusivity

The FCC’s syndicated exclusivity rules allow local broadcast television stations to demand that cable operators black out syndicated non-network programming carried on “distant signals” (i.e. signals of broadcast stations, including so-called “superstations”, which serve areas substantially removed from the cable systems’ local community).  The FCC’s network non-duplication rules allow local broadcast, network affiliated stations to require that cable operators black out duplicate network programming carried on distant signals.  However, in a number of markets in which we own or program stations affiliated with a network, a station that is affiliated with the same network in a nearby market is carried on cable systems in our markets.  This is not necessarily a violation of the FCC’s network non-duplication rules.  However, the carriage of two network stations on the same cable system could result in a decline of viewership, adversely affecting the revenues of our owned or programmed stations.

In December 2004, President Bush signed into law the Satellite Home Viewer Extension and Reauthorization Act (SHVERA).  Among other things, SHVERA allows satellite carriers to transmit distant signals and the signals of “significantly viewed” stations under certain circumstances.  In November 2005, the FCC completed a rulemaking proceeding enabling the satellite carriage of “significantly viewed” signals.  In December 2005, the FCC concluded a study, as required by SHVERA, regarding the applicable technical standards for determining when a subscriber may receive a distant digital network signal.  The carriage of programming of two network stations to a local market on the same satellite system could result in a decline in viewership of the local network station, adversely impacting the revenues of our affected owned and programmed stations.

Digital Television

The FCC has taken a number of steps to implement digital television (DTV) broadcasting services.  The FCC has adopted an allotment table that provides all authorized television stations with a second channel on which to broadcast a DTV signal. The FCC has attempted to provide DTV coverage areas that are comparable to stations’ existing service areas.  The FCC has ruled that television broadcast licensees may use their digital channels for a wide variety of services such as high-definition television, multiple standard definition television programming, audio, data and other types of communications, subject to the requirement that each broadcaster provide at least one free video channel equal in quality to the current technical standard and further subject to the requirement that broadcasters pay a fee of 5% of gross revenues from any DTV ancillary or supplementary service for which there is a subscription fee or for which the licensee receives a fee from a third party.

DTV channels are generally located in the range of channels from channel 2 through channel 51.  All commercial stations were required to have begun digital broadcasting by May 1, 2002.  Under the FCC’s rules, all DTV stations are required to operate at all times in which their analog stations are operating.  In September 2004, the FCC eliminated its requirement that a digital station simulcast a certain percentage of the programming transmitted on its associated analog station.

As of December 31, 2004, DTV stations were required to meet a certain signal strength standard for the digital signal coverage in their communities of license.  By July 2005, a DTV licensee affiliated with a top four network (i.e, FOX, ABC, CBS or NBC) that is located in one of the top 100 markets was required to meet a higher replication standard or lose interference protection for those areas not covered by the digital signal.  For a station subject to this deadline which had not yet received a construction permit, the FCC required that such station build a “checklist” facility by August 2005.  We filed requests, that are still pending, for extensions and waivers of these deadlines for the following stations:  WUTV-DT, Buffalo, New York; WGME-DT, Portland, Maine; WLOS-DT Asheville, North Carolina and WSMH-DT, Flint, Michigan.  For all other commercial DTV licensees, as well as non-commercial DTV licensees, the applicable higher replication standard must be met by July 2006.  There are no guarantees that our stations will be able to meet these requirements or that our extension and waiver requests will be granted.  Loss of interference protection for any of our stations could reduce the number of viewers of that station and could adversely impact revenues for that station.

We operate our television stations at different power levels pursuant to our FCC licenses, applicable permits or special temporary authority granted by the FCC.  The following table is a summary of our operating status as of December 31, 2005:

DTV Operating Status	# of Stations
Operating at low power with special temporary authority	22
Operating with approved digital license	15
Operating at full power, pending license approval	9
LMA/JSA stations operating at low power with special temporary authority	6
LMA stations operating at full power, pending license approval	4
Applications pending for construction permits	1
License pending but operating under special temporary authority due to equipment problems	1
58

In April 2003, the FCC adopted a policy of graduated sanctions to be imposed upon licensees who do not meet the FCC’s DTV build-out schedule.  Under the policy, the stations could face monetary fines and possible loss of any digital construction permits for non-compliance with the build-out schedule.

After completion of the transition period, the FCC will reclaim the non-digital channels.  Congress recently passed legislation establishing a hard deadline of February 17, 2009 by which broadcasters must cease using their analog channel.  There can be no assurance that the stations we own or program will be fully transitioned to digital broadcasts by this deadline.  A station’s failure to meet the deadline could result in a loss of interference protection or the applicable FCC license, adversely impacting the revenues of our owned and programmed stations.

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

There is considerable uncertainty about the final form of the FCC digital regulations.  Even so, we believe that these new developments may have the following effects on us:

Reclamation of analog channels.  Analog broadcasters are required to cease operation on their assigned analog spectrum by February 17, 2009.  At that time, the FCC will reclaim this spectrum from broadcasters and make it available to the entities who have been assigned the spectrum through FCC auctions.  The FCC envisions that the reclaimed band will be used for a variety of broadcast-type applications including two-way interactive services and services using Coded Orthogonal Frequency Division Multiplexing technology.  We cannot predict how the development of this spectrum will affect our television operations.

Digital must carry.  In February 2005, the FCC adopted an order stating that cable television systems are not required to carry both a station’s analog and digital signals during the digital transition.  The same order also clarified that a cable system must only carry a broadcast station’s primary video stream but is not required to carry any of the station’s other programming streams in those situations where a station chooses to transmit multiple programming streams.

Cable television systems generally transmit our signals pursuant to permission granted by us in retransmission consent agreements.  A material portion of these agreements for our analog signal have no definite term and may be terminated either by us or by the applicable cable television company on very short notice (usually 45 to 60 days).  We generally have not provided the major cable television companies with the right to transmit our stations’ digital signals.  We are currently engaged in negotiations with respect to these agreements with several major cable television companies and during 2005, we reached an agreement with Comcast, our nation’s largest cable operator.  A termination of our retransmission agreements would make it more difficult for our viewers to watch our programming and could result in lower ratings and a negative financial impact on us.

Multi-Channel Digital Broadcasting.  FCC rules allow broadcasters to transmit additional digital signals within the spectrum allocated to each FCC license holder.  We are currently broadcasting a single digital signal for each of our television stations.  In May, 2006 we will begin broadcasting a second digital signal in Baltimore, Maryland.

Capital and operating costs.  We have incurred and will continue to incur costs to replace equipment in our stations in order to provide digital television.  Some of our stations will also incur increased utilities costs as a result of broadcasting with analog and digital signals during the transition period.

Children’s programming.  In 2004, the FCC established children’s educational and informational programming obligations for digital multicast broadcasters and placed restrictions on the increasing commercialization of children’s programming on both analog and digital broadcast and cable television systems.  In addition to imposing its limit as to the amount of commercial matter in children’s programming (10.5 minutes per hour on weekends and 12 minutes per hour on weekdays) on all digital or video programming, free or pay, directed to children 12 years old and younger, the FCC also mandated that digital broadcasters air an additional half hour of “core” children’s programming per every increment of 1 to 28 hours of free video programming provided in addition to the main DTV program stream.  The additional core children’s programming requirement for digital broadcasters has not yet taken effect.

Emergency Alert System.  In November 2005, the FCC adopted an order requiring that digital broadcasters comply with the FCC’s present Emergency Alert System (EAS) rules.  It also issued a further notice of proposed rulemaking seeking comments on what actions the FCC should take to expedite the development of a digitally based public alert and warning system.  Any additional EAS requirements on digital broadcasters could increase our costs.

Restrictions on Broadcast Programming

Advertising of cigarettes and certain other tobacco products on broadcast stations has been banned for many years.  Various states also restrict the advertising of alcoholic beverages and, from time to time, certain members of Congress have contemplated legislation to place restrictions on the advertisement of such alcoholic beverages.  FCC rules also restrict the amount and type of advertising which can appear in a program broadcast primarily for an audience of children 12 years old and younger.  In addition, the Federal Trade Commission issued guidelines in December 2003 and continues to provide advice to help media outlets voluntarily screen out weight loss product advertisements that are misleading.

The Communications Act and FCC rules also place restrictions on the broadcasting of advertisements by legally qualified candidates for elective office.  Those restrictions state that:

•                  stations must provide “reasonable access” for the purchase of time by legally qualified candidates for federal office;

•                  stations must provide “equal opportunities” for the purchase of equivalent amounts of comparable broadcast time by opposing candidates for the same elective office; and

•                  during the 45 days preceding a primary or primary run-off election and during the 60 days preceding a general or special election, legally qualified candidates for elective office may be charged no more than the station’s “lowest unit charge” for the same class and amount of time for the same period.

It is a violation of federal law and FCC regulations to broadcast obscene or indecent programming.  FCC licensees are, in general, responsible for the content of their broadcast programming, including content supplied by television networks.  Accordingly, there is a risk of being fined as a result of our broadcast programming, including network programming.  At the present time, the maximum forfeiture amount for the broadcast of indecent or obscene material is $32,500 for each violation.  In the past few years, the FCC has intensified its scrutiny of allegedly indecent or obscene programming.  The FCC’s review of complaints regarding allegedly indecent or obscene network programming broadcast on some of our FOX, WB, NBC and ABC affiliates is delaying the grant of the applications for license renewal of those stations.

In 2005, the House of Representatives approved a bill raising the maximum forfeiture amount to $500,000 per violation, subject to some limitations.  Additionally, the proposed law would expressly permit the FCC to consider such violations in the context of license renewal proceedings, proceedings for new licenses or permits and assignment or transfer of control proceedings.  The proposed law would also require the FCC to commence a license revocation proceeding against a licensee after three violations.  This legislation is currently in the Senate and we cannot predict the outcome.

On October 12, 2004, the FCC issued a Notice of Apparent Liability for Forfeiture (NAL) in the amount of $7,000 per station to virtually every FOX station, including the 15 FOX affiliates presently licensed to us, the four FOX affiliates programmed by us and one FOX affiliate we sold in 2005.  The NAL alleged that the stations broadcast indecent material contained in an episode of a FOX network program that aired on April 7, 2003.  We, as well as other parties including the FOX network, filed oppositions to the NAL.  That proceeding is still pending.  Although we cannot predict the outcome of that proceeding or the effect of any adverse outcome on the stations’ license renewal applications, the FOX network has agreed to indemnify its affiliates for the full amount of this liability.

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

Indecency.  It is a violation of federal law and FCC regulations to broadcast obscene or indecent programming.  FCC licensees are, in general, responsible for the content of their broadcast programming, including that supplied by television networks.  Accordingly, there is a risk of being fined as a result of our broadcast programming, including network programming.  Currently the maximum forfeiture amount for the broadcast of indecent or obscene material is $32,500 for each violation.  However, in 2005, the House of Representatives approved legislation with a $500,000 cap for indecent or obscene material.  This legislation is currently in the Senate and we cannot predict the outcome.

Equal Employment Opportunity.  On November 20, 2002, the FCC adopted rules, effective March 10, 2003, requiring licensees to create equal employment opportunity outreach programs and maintain records and make filings with the FCC evidencing such efforts.  The FCC simultaneously released a notice of proposed rulemaking seeking comments on whether and how to apply these rules and policies to part-time positions, defined as less than 30 hours per week.  That rulemaking is still pending.

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

Additionally, television stations are required to identify and provide information concerning “core” children’s programming to publishers of program guides.  The FCC is also applying its children’s commercial limits and policies to all digital video programming directed to children ages 12 and under.  In 2004, the FCC concluded that a digital broadcaster must air an additional half hour of “core” children’s programming per every increment of 1 to 28 hours of free video programming provided in addition to the main DTV program stream.  The additional children’s programming requirement for digital broadcasters has not yet taken effect.

In 2004, the FCC initiated a notice of inquiry seeking comments on issues relating to the presentation of violent programming on television and its impact on children.  That proceeding is still pending.

Television Program Content.  The television industry has developed an FCC approved ratings system that is designed to provide parents with information regarding the content of the programming being aired.  Furthermore, the FCC requires certain television sets to include the so-called “V-chip”, a computer chip that allows the blocking of rated programming.

In 2004, the FCC initiated a notice of inquiry seeking comments on what actions, if any, it should take to ensure that licensees air programming that is responsive to the interests and needs of their communities of license.  That proceeding is still pending.

Closed Captioning.  Effective January 1, 2006, all new nonexempt analog and digital English language programming was required to be captioned.  Additionally, the FCC, in July 2005, initiated a rulemaking to determine whether any revisions should be made to enhance the effectiveness of its closed captioning rules, including monitoring compliance and the establishment of a base forfeiture amount for noncompliance.

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

ENVIRONMENTAL REGULATION

Prior to our ownership or operation of our facilities, substances or waste that are or might be considered hazardous under applicable environmental laws may have been generated, used, stored or disposed of at certain of those facilities.  In addition, environmental conditions relating to the soil and groundwater at or under our facilities may be affected by the proximity of nearby properties that have generated, used, stored or disposed of hazardous substances.  As a result, it is possible that we could become subject to environmental liabilities in the future in connection with these facilities under applicable environmental laws and regulations.  Although we believe that we are in substantial compliance with such environmental requirements and have not in the past been required to incur significant costs in connection therewith, there can be no assurance that our costs to comply with such requirements will not increase in the future.  We presently believe that none of our properties have any condition that is likely to have a material adverse effect on our consolidated balance sheets, consolidated statements of operations or consolidated statements of cash flows.

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

Television Competition.  Competition in the television broadcasting industry occurs primarily in individual DMAs.  Generally, a television broadcasting station in one DMA does not compete with stations in other DMAs.  Our television stations are located in highly competitive DMAs.  In addition, certain of our DMAs are overlapped by over-the-air and cable carriage of stations in adjacent DMAs, which tends to spread viewership and advertising expenditures over a larger number of television stations.

Broadcast television stations compete for advertising revenues primarily with other broadcast television stations, radio stations, cable channels, cable system operators and satellite providers serving the same market, as well as with newspapers, the internet, yellow page directories, direct mail, outdoor advertising operators and transit advertisers.  Television stations compete for audience share primarily on the basis of program popularity, which has a direct effect on advertising rates.  Our affiliated stations are largely dependent upon the performance of the networks’ programs in attracting viewers.  Non-network time periods are programmed by the station primarily with syndicated programs purchased for cash, cash and barter or barter-only, as well as through self-produced news, public affairs programs, live local sporting events and other entertainment programming.

Television advertising rates are based upon factors which include the size of the DMA in which the station operates, a program’s popularity among the viewers that an advertiser wishes to attract, the number of advertisers competing for the available time, the demographic makeup of the DMA served by the station, the availability of alternative advertising media in the DMA including radio, cable, satellite, internet, newspapers and yellow page directories, direct mail, the aggressiveness and knowledge of the sales forces in the DMA and development of projects, features and programs that tie advertiser messages to programming.  We believe that our sales and programming strategies allow us to compete effectively for advertising revenues within our DMAs.

The broadcasting industry is continuously faced with technical changes and innovations, competing entertainment and communications media, changes in labor conditions and governmental restrictions or actions of federal regulatory bodies, including the FCC, any of which could possibly have a material affect on a television station’s operations and profits.  For instance, the FCC has established Class A television service for qualifying low power television stations.  This Class A designation provides low power television stations, which ordinarily have no broadcast frequency rights when the low power signal conflicts with a signal from any full power stations, some additional frequency rights.  These rights may allow low power stations to compete more effectively with full power stations.  We cannot predict the effect of increased competition from Class A television stations in markets where we have full power television stations.

There are sources of video service other than conventional television stations, the most common being cable television, which can increase competition for a broadcast television station by bringing into its market distant broadcasting signals.  These signals, not otherwise available to the station’s audience, serve as a distribution system for national satellite-delivered programming and other non-broadcast programming originated on a cable system and selling advertising time to local advertisers.  Other principal sources of competition include home video exhibition and Direct Broadcast Satellite (DBS) services and Broadband Radio Service (BRS).  DBS and cable operators, in particular, are competing more aggressively than in the past for advertising revenues. This competition could adversely affect our stations’ revenues and performance in the future.  In addition, SHVIA allows, on a limited basis, satellite carriers to provide distant stations’ signals with the same network affiliation as our stations to their subscribers.

Moreover, technology advances and regulatory changes affecting programming delivery though fiber optic telephone lines and video compression could lower entry barriers for new video channels and encourage the development of increasingly specialized “niche” programming.  Telephone companies are permitted to provide video distribution services via radio communication, on a common carrier basis, as “cable systems” or as “open video systems”, each pursuant to different regulatory schemes.  Additionally, in January 2004, the FCC concluded an auction for licenses operating in the 12 GHz band that can be used to provide multi-channel video programming distribution.  Those licenses were granted in July 2004.  We are unable to predict what other video technologies might be considered in the future or the effect that technological and regulatory changes will have on the broadcast television industry and on the future profitability and value of a particular broadcast television station.

While DTV technology is currently available in most viewing markets, the transition of our viewers from the current analog broadcast format to a digital format will take effect no later than February 17, 2009.  We are currently exploring whether or not television broadcasting will be enhanced significantly by the development and increased availability of DTV technology.  This technology has the potential to permit us to provide viewers multiple channels of digital television over each of our existing standard channels, to provide certain programming in high definition television format and to deliver various forms of data, including data on the internet, to PCs and handheld devices.  These additional capabilities may provide us with additional sources of revenue, as well as additional competition.  In addition, emerging technologies that allow viewers to digitally record and play back television programming have increased the number of hours people spend watching television.

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

EMPLOYEES

As of March 9, 2006, we had approximately 2,862 employees.  Approximately 196 employees at six of our television stations are represented by labor unions under certain collective bargaining agreements.  We have not experienced any significant labor problems and consider our overall labor relations to be good.

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

ITEM 1A.               RISK FACTORS

You should carefully consider the risks described below before investing in our publicly traded securities.  Our business is also subject to the risks that affect many other companies such as general economic conditions, geopolitical events, competition, technological obsolescence and employee relations.  The risks described below, along with risks not currently known to us or that we currently believe are immaterial, may impair our business operations and our liquidity in an adverse way.

Our advertising revenue can vary substantially from period to period based on many factors beyond our control.  This volatility affects our operating results and may reduce our ability to repay indebtedness or reduce the market value of our securities.

We rely on sales of advertising time for substantially all of our revenues and, as a result, our operating results are sensitive to the amount of advertising revenue we generate.  If we generate less revenue, it may be more difficult for us to repay our indebtedness and the value of our business may decline.  Our ability to sell advertising time depends on:

•                  the levels of automobile advertising, which generally represents about one fourth of our advertising revenue;

•                  the health of the economy in the area where our television stations are located and in the nation as a whole;

•                  the popularity of our programming;

•                  changes in the makeup of the population in the areas where our stations are located;

•                  the activities of our competitors, including increased competition from other forms of advertising-based mediums, such as other broadcast television stations, radio stations, satellite television providers, internet content providers, cable system operators and telecommunication providers serving in the same markets; and

•                  other factors that may be beyond our control.

Our substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling our debt obligations.

We have a high level of debt (totaling $1.4 billion at December 31, 2005) compared to the book value of shareholders’ equity of $222.0 million on the same date.  Our relatively high level of debt poses the following risks, particularly in periods of declining revenues:

•                  we use a significant portion of our cash flow to pay principal and interest on our outstanding debt, limiting the amount available for working capital, capital expenditures, dividends and other general corporate purposes;

•                  our lenders may not be as willing to lend additional amounts to us for future working capital needs, additional acquisitions or other purposes;

•                  the interest rate under the Bank Credit Agreement is a floating rate and will increase as interest rates increase.  This will reduce the funds available to repay our obligations and for operations and future business opportunities and will make us more vulnerable to the consequences of our leveraged capital structure;

•                  if our cash flow were inadequate to make interest and principal payments, we might have to refinance our indebtedness or sell one or more of our stations to reduce debt service obligations; and

•                  our ability to finance working capital needs and general corporate purposes for the public and private markets, as well as the associated cost of funding is dependent, in part, by our credit ratings.  As of December 31, 2005, our credit ratings, as assigned by Moody’s Investor Services (Moody’s) and Standard & Poor’s Ratings Services (S&P) were:

	Moody’s	S&P
Senior Secured Credit Facilities	Ba1	BB
Senior Implied	Ba3	—
Corporate Credit	—	BB-
Senior Subordinated Notes	B2	B
Convertible Senior Notes	B3	B

The credit ratings previously stated are not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal by the assigning rating organization.  Each rating should be evaluated independently of any other rating.

We may be more vulnerable to adverse economic conditions than less leveraged competitors and thus, less able to withstand competitive pressures.

Any of these events could reduce our ability to generate cash available for investment or debt repayment or to make improvements or respond to events that would enhance profitability.

We may be able to incur significantly more debt in the future, which will increase each of the foregoing risks related to our indebtedness.

At December 31, 2005, we had $167.5 million available (subject to certain borrowing conditions) for additional borrowings under the Bank Credit Agreement, all of which was available under our current borrowing capacity.  In addition, under the terms of our debt instruments, we may be able to incur substantial additional indebtedness in the future, including additional senior debt and in some cases, secured debt.  Provided we meet certain financial and other covenants, the terms of the indentures governing our outstanding notes do not prohibit us from incurring such additional indebtedness.  If we incur additional indebtedness, the risks described above relating to having substantial debt could intensify.

We must purchase television programming in advance based on expectations about future revenues.  Actual revenues may be lower than our expectations.  If this happens, we could experience losses that may make our securities less valuable.

One of our most significant costs is television programming and our ability to generate revenue to cover this cost may affect the value of our securities.  If a particular program is not popular in relation to its costs, we may not be able to sell enough advertising time to cover the costs of the program.  Since we generally purchase programming content from others rather than produce it ourselves, we have limited control over the costs of the programming.  We usually must purchase programming several years in advance and may have to commit to purchase more than one year’s worth of programming.  Finally, we may replace programs that are doing poorly before we have recaptured any significant portion of the costs we incurred or before we have fully amortized the costs.  Any of these factors could reduce our revenues or otherwise cause our costs to escalate relative to revenues.  These factors are exacerbated during a weak advertising market.  Additionally, our business is subject to the popularity of the programs provided by the networks with which we have network affiliation agreements or which provide us programming.  Excluding political revenue, each of our affiliation groups experienced revenue increases in 2004.  In 2005, some affiliates experienced slight declines while others had increases in revenue.  Total revenue, excluding political, in 2005 increased 1.6% from 2004.  We cannot predict the success of our affiliates in the future.

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

•                  restrictions on mergers and other acquisitions, satisfaction of conditions for acquisitions and a limit on the total amount of acquisitions without the consent of bank lenders;

•                  restrictions on the type of business we and our subsidiaries may be in;

•                  restrictions on the type and amounts of investments we and our subsidiaries may make; and

•                  financial ratio and condition tests including the ratio of earnings before interest, tax, depreciation and amortization, as adjusted (adjusted EBITDA) to total interest expense, the ratio of adjusted EBITDA to certain of our fixed expenses and the ratio of indebtedness to adjusted EBITDA.

Future financing arrangements may contain additional restrictions and tests.  All of these restrictive covenants may limit our ability to pursue our business strategies, prevent us from taking action that could increase the value of our securities or may require actions that decrease the value of our securities.  In addition, we may fail to meet the tests and thereby default on one or more of our obligations (particularly if the economy were to soften and thereby reduces our advertising revenues).  If we default on our obligations, creditors could require immediate payment of the obligations or foreclose on collateral.  If this happens, we could be forced to sell assets or take other actions that could significantly reduce the value of our securities and we may not have sufficient assets or funds to pay our debt obligations.

We may lose a large amount of programming if a network terminates its affiliation with us, which could increase our costs and/or reduce revenue.

Network Affiliation Agreements

Of the 58 television stations that we own and operate, or to which we provide programming services or sales services, 56 currently operate as affiliates of FOX (19 stations), WB (18 stations), ABC (10 stations), UPN (6 stations), CBS (2 stations) and NBC (1 station).   The remaining two stations are independent.  The networks produce and distribute programming in exchange for each station’s commitment to air the programming at specified times and for commercial announcement time during programming.

On June 30, 2005, the affiliation agreements for our FOX affiliates expired.  On August 22, 2005, we entered into an agreement that caused these expired agreements to continue in full force and effect until terminated by either party.  We are currently in negotiations to renew the FOX affiliation agreements on a long-term basis.  At this time, we cannot predict the final outcome of these negotiations and any impact they may have on our consolidated balance sheets, consolidated statements of operations or consolidated statements of cash flows.  As of December 31, 2005, the aggregate net book value of these affiliation agreements was $37.3 million.

On October 24, 2005, NBC informed us that they intend to terminate our affiliation with WTWC-TV in Tallahassee, Florida.  This notice is contractually required to avoid automatic renewal of the existing agreement which expires January 1, 2007.  NBC has stated it is willing to continue its affiliation with WTWC if revised terms and conditions can be agreed upon.  As of December 31, 2005, the net book value of this affiliation agreement was $2.3 million.  We continue to negotiate with NBC regarding our affiliation agreement and, at this time, we cannot predict the final outcome of these negotiations and any impact they may have on our consolidated balance sheets, consolidated statements of operations or consolidated statements of cash flows.

On January 24, 2006, CBS Corporation (CBS) and Warner Bros. Entertainment (Warner Bros.) announced their intent to merge the operations of their respective networks, UPN and The WB, into a broadcasting network to be called The CW Television Network.  On March 2, 2006, we announced that we agreed with Twentieth Television, Inc. to air MyNetworkTV primetime programming on 17 of our stations.  At this time, we cannot predict which of our stations will be affiliated with The CW, nor can we predict whether CBS or Warner Bros. will honor certain agreements, including affiliation agreements, that were made with us in the past.  The aggregate net book value of our UPN and WB affiliation agreements was $9.0 million as of December 31, 2005.  Refer to our Markets and Stations table on page 5 and Note 18. Subsequent Events, in the Notes to our Consolidated Financial Statements for additional information regarding these announcements.

The non-renewal or termination of any of our other network affiliation agreements would prevent us from being able to carry programming of the relevant network.  This loss of programming would require us to obtain replacement programming, which may involve higher costs and which may not be as attractive to our target audiences, resulting in reduced revenues.  Upon the termination of any of the above affiliation agreements, we would be required to establish a new affiliation agreement with another network or operate as an independent station.  At such time, the remaining value of the network affiliation asset could become impaired and we would be required to write down the value of the asset.  At this time, we cannot predict the final outcome of future negotiations and what impact, if any, they may have on our consolidated balance sheets, consolidated statements of operations or consolidated statements of cash flows.

A change in a critical accounting estimate that affects the accounting treatment of goodwill and FCC licenses could cause material future losses due to asset impairment.

In June 2001, the Financial Accounting Standards Board (FASB) approved SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142).  SFAS 142 requires companies to cease amortizing goodwill and certain other intangible assets including FCC licenses.  SFAS 142 also establishes a method of testing goodwill and FCC licenses for impairment on an annual basis, or on an interim basis if an event occurs that would reduce the fair value of a reporting unit below its carrying value.

We test our goodwill and FCC licenses for impairment.  To perform this test, we estimate the fair values of our station assets and liabilities using a combination of observed prices paid for similar assets and liabilities, discounted cash flow models and appraisals.  We make certain critical estimates about the future revenue growth rates within each of our markets as well as the discount rates that would be used by market participants in an arms-length transaction.  If these growth rates decline or if the discount rate increases, our goodwill and/or FCC licenses could be impaired.  An impairment of some or all of the value of these assets could result in a material effect on the consolidated statements of operations.

Key officers and directors have financial interests that are different and sometimes opposite our own and we may engage in transactions with these officers and directors that may benefit them to the detriment of other securityholders.

Some of our officers, directors and majority shareholders own stock or partnership interests in businesses that engage in television broadcasting, do business with us or otherwise do business that conflicts with our interests.  They may transact some business with us upon approval by the independent members of our Board of Directors even if there is a conflict of interest or they may engage in business competitive to our business and those transactions may benefit the officers, directors or majority shareholders to the detriment of our securityholders.  David D. Smith, Frederick G. Smith, and J. Duncan Smith are each an officer and director of Sinclair and Robert E. Smith is a director of Sinclair.  Together, the Smiths hold shares of our common stock that control the outcome of most matters submitted to a vote of shareholders.  The Smiths own a controlling interest in a television station which we program pursuant to an LMA.  The Smiths also own businesses that lease real property and tower space to us and engage in other transactions with us.  David D. Smith, Frederick G. Smith, J. Duncan Smith, Robert E. Smith and David B. Amy, our Executive Vice President and Chief Financial Officer, together own less than 2.5% of Allegiance Capital Limited Partnership, a limited partnership in which we hold a 87.5% interest.  Also, David D. Smith, Frederick G. Smith, J. Duncan Smith and Robert E. Smith together own less than 1.0% of the stock of G1440, a company of which we own approximately 94.0% and David D. Smith owns approximately 0.1% of Acrodyne Communications, Inc., a company of which we own approximately 82.3%.  We can give no assurance that these transactions or any transactions that we may enter into in the future with our officers, directors or majority shareholders, have been, or will be, negotiated on terms as favorable to us as we would obtain from unrelated parties.

Maryland law and our financing agreements limit the extent to which our officers, directors and majority shareholders may transact business with us and pursue business opportunities that we might pursue.  These limitations do not, however, prohibit all such transactions.

For additional information related to our investments, see Note 11. Related Party Transactions, in the Notes to our Consolidated Financial Statements.

The Smiths exercise control over most matters submitted to a shareholder vote and may have interests that differ from yours.  They may, therefore, take actions that are not in the interests of other securityholders.

David D. Smith, Frederick G. Smith, J. Duncan Smith and Robert E. Smith hold shares representing approximately 85% of the common stock voting rights and, therefore, control the outcome of most matters submitted to a vote of shareholders, including, but not limited to, electing directors, adopting amendments to our certificate of incorporation and approving corporate transactions.  The Smiths hold substantially all of the Class B Common Stock, which have ten votes per share.  Our Class A Common Stock has only one vote per share.  In addition, the Smiths hold half our board of directors’ seats and, therefore, have the power to exert significant influence over our corporate management and policies.  The Smiths have entered into a stockholders’ agreement pursuant to which they have agreed to vote for each other as candidates for election to the board of directors until June 13, 2015.

Circumstances may occur in which the interests of the Smiths, as the controlling equity holders, could be in conflict with the interests of other securityholders and the Smiths would have the ability to cause us to take actions in their interest.  In addition, the Smiths could pursue acquisitions, divestitures or other transactions that, in their judgment could enhance their equity investment, even though such transactions might involve risks to our other securityholders.  (See Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters and Item 13. Certain Relationships and Related Transactions.)

Certain features of our capital structure that discourage others from attempting to acquire our company may prevent our securityholders from receiving a premium on their securities or result in a lower price for our securities.

The control the Smiths have over shareholder votes may discourage other parties from trying to acquire us.  Anyone trying to acquire us would likely offer to pay more for shares of Class A Common Stock than the amount those shares were trading for in the open market at the time of the offer.  If the voting rights of the Smiths discourage such takeover attempts, shareholders may be denied the opportunity to receive such a premium.  The general level of prices for Class A Common Stock might also be lower than it would otherwise be if these deterrents to takeovers did not exist.

Federal regulation of the broadcasting industry limits our operating flexibility, which may affect our ability to generate revenue or reduce our costs.

The FCC regulates our business, just as it does all other companies in the broadcasting industry.  We must ask the FCC’s approval whenever we need a new license, seek to renew, assign or modify a license, purchase a new station, sell an existing station or transfer the control of one of our subsidiaries that holds a license.  Our FCC licenses and those of the stations we program pursuant to LMAs are critical to our operations; we cannot operate without them.  We cannot be certain that the FCC will renew these licenses in the future or approve new acquisitions.  If licenses are not renewed or acquisitions approved, we may lose revenue that we otherwise could have earned.

In addition, Congress and the FCC may, in the future, adopt new laws, regulations and policies regarding a wide variety of matters (including technological changes) that could, directly or indirectly, materially and adversely affect the operation and ownership of our broadcast properties.  (See Item 1. Business.)

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

In 2005, the House of Representatives approved a bill raising the maximum forfeiture amount to $500,000 per violation, subject to some limitations.  Additionally, the proposed law would expressly permit the FCC to consider such violations in the context of license renewal proceedings, proceedings for new licenses or permits and assignment or transfer of control proceedings.  The proposed law would also require the FCC to commence a license revocation proceeding against a licensee after three violations.  This legislation is currently in the Senate and we cannot predict the outcome.

On October 12, 2004, the FCC issued a Notice of Apparent Liability for Forfeiture (NAL) in the amount of $7,000 per station to virtually every FOX station, including the 15 FOX affiliates presently licensed to us, the four FOX affiliates programmed by us and one FOX affiliate we sold in 2005.  The NAL alleged that the stations broadcast indecent material contained in an episode of a FOX network program that aired on April 7, 2003.  We, as well as other parties including the FOX network, filed oppositions to the NAL.  That proceeding is still pending.  Although we cannot predict the outcome of that proceeding or the effect of any adverse outcome on the stations license renewal applications, the FOX network has agreed to indemnify its affiliates for the full amount of this liability.

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

In June 2003, the FCC adopted new multiple ownership rules.  In July 2004, the Court of Appeals for the Third Circuit issued a decision which upheld a portion of such rules and remanded the matter to the FCC for further justification of the rules.  The court also issued a stay of the 2003 rules pending the remand.  Several parties, including us, filed petitions with the Supreme Court of the United States seeking review of the Third Circuit decision, but the Supreme Court denied the petitions in June 2005.  The FCC has not commenced its proceeding on remand.  We cannot predict the outcome of that proceeding, which could significantly impact our business.

Changes in Rules on Local Marketing Agreements

Certain of our stations have entered into what have commonly been referred to as local marketing agreements or LMAs.  One typical type of LMA is a programming agreement between two separately owned television stations serving the same market, whereby the licensee of one station programs substantial portions of the broadcast day and sells advertising time during such programming segments on the other licensee’s station subject to the ultimate editorial and other controls being exercised by the latter licensee.  We believe these arrangements allow us to reduce our operating expenses and enhance profitability.

Under the FCC ownership rules adopted in 2003, we would be allowed to continue to program most of the stations with which we have an LMA.  In the absence of a waiver, the 2003 ownership rules would require us to terminate or modify three of our LMAs in markets where both the station we own and the station with which we have an LMA are ranked among the top four stations in their particular designated market area.  The FCC’s 2003 ownership rules include specific provisions permitting waivers of this “top four restriction”.  Although there can be no assurances, we have studied the application of the 2003 ownership rules to our markets and believe we are qualified for waivers.  The effective date of the 2003 ownership rules has been stayed by the U. S. Court of Appeals for the Third Circuit and the rules are on remand to the FCC.  Several parties, including us, filed petitions with the Supreme Court of the United States seeking review of the Third Circuit decision, but the Supreme Court denied the petitions in June 2005.  The FCC has not commenced its proceeding on remand.  We cannot predict the outcome of that proceeding, which could significantly impact our business.

When the FCC decided to attribute LMAs for ownership purposes in 1999, it grandfathered our LMAs that were entered into prior to November 5, 1996, permitting the applicable stations to continue operations pursuant to the LMAs until the conclusion of the FCC’s 2004 biennial review.  The FCC stated it would conduct a case-by-case review of grandfathered LMAs and assess the appropriateness of extending the grandfathering periods.  Subsequently, the FCC invited comments as to whether, instead of beginning the review of the grandfathered LMAs in 2004, it should do so in 2006.  The FCC has not initiated any such review of grandfathered LMAs and we cannot predict when the FCC will do so.

Because the effective date of the 2003 ownership rules has been stayed and, in connection with the adoption of those rules, the FCC concluded the old rules could not be justified as necessary to the public interest, we have taken the position that an issue exists regarding whether the FCC has any current legal right to enforce any rules prohibiting the acquisition of television stations.  The FCC, however, dismissed our applications to acquire certain LMA stations.  We filed an application for review of that decision, which is still pending.  In 2005, we filed a petition with the U. S. Court of Appeals for the D.C. Circuit requesting that the Court direct the FCC to take final action on our applications, but that petition was denied.  We recently submitted a motion to the FCC requesting that it take final action on our applications and that request is pending.

On November 15, 1999, we entered into a plan and agreement of merger to acquire through merger WBSC-TV (formerly WFBC-TV) in Anderson, South Carolina from Cunningham Broadcasting Corporation (Cunningham), but that transaction was denied by the FCC.  In light of the change in the 2003 ownership rules, we have filed a petition for reconsideration with the FCC and amended our application to acquire the license of WBSC-TV.  We also filed applications in November 2003 to acquire the license assets of the remaining five Cunningham stations: WRGT-TV, Dayton, Ohio; WTAT-TV, Charleston, South Carolina; WVAH-TV, Charleston, West Virginia; WNUV-TV, Baltimore, Maryland; and WTTE-TV, Columbus, Ohio.  The Rainbow/PUSH Coalition (Rainbow/PUSH) filed a petition to deny these five applications and to revoke all of our licenses.  The FCC dismissed our applications in light of the stay of the 2003 rules and also denied the Rainbow/PUSH petition.  Rainbow/PUSH filed a petition for reconsideration of that denial and we filed an application for review of the dismissal, which may be impacted by the remand of the FCC’s 2003 ownership rules.  In 2005, we filed a petition with the U. S. Court of Appeals for the D. C. Circuit requesting that the Court direct the FCC to take final action on our applications, but that petition was dismissed.  We recently submitted a motion to the FCC requesting that it take final action on our applications.  Both the applications and the associated petition to deny are still pending.  We believe the Rainbow/PUSH petition is without merit.

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

Termination penalties.  If the FCC requires us to modify or terminate existing LMAs before the terms of the LMAs expire, or under certain circumstances, we elect not to extend the terms of the LMAs, we may be forced to pay termination penalties under the terms of some of our LMAs.  Any such termination penalties could be material.

Use of outsourcing agreements

In addition to our LMAs, we have entered into four (and may seek opportunities for additional) outsourcing agreements in which our stations provide or are provided various non-programming related services such as sales, operational and managerial services to or by other stations.  Pursuant to these agreements, our station in Nashville, Tennessee currently provides services to another station in the market and other parties provide services to our stations in Peoria/Bloomington, Illinois, Cedar Rapids, Iowa and Rochester, New York.  We believe this structure allows stations to achieve operational efficiencies and economies of scale, which should otherwise improve broadcast cash flow and competitive positions.  While television joint sales agreements (JSAs) are not currently attributable, on August 2, 2004, the FCC released a notice of proposed rulemaking seeking comments on its tentative conclusion that television joint sales agreements should be attributable.  We cannot predict the outcome of this proceeding, nor can we predict how any changes, together with possible changes to the ownership rules, would apply to our existing outsourcing agreements.

Failure of owner/licensee to exercise control

The FCC requires the owner/licensee of a station to maintain independent control over the programming and operations of the station.  As a result, the owners/licensees of those stations with which we have LMAs or outsourcing agreements can exert their control in ways that may be counter to our interests, including the right to preempt or terminate programming in certain instances.  The preemption and termination rights cause some uncertainty as to whether we will be able to air all of the programming that we have purchased and therefore, uncertainty about the advertising revenue that we will receive from such programming.  In addition, if the FCC determines that the owner/licensee is not exercising sufficient control, it may penalize the owner licensee by a fine, revocation of the license for the station or a denial of the renewal of that license.  Any one of these scenarios might result in a reduction of our cash flow and an increase in our operating costs or margins, especially the revocation of or denial of renewal of a license.  In addition, penalties might also affect our qualifications to hold FCC licenses and thus put those licenses at risk.

Competition from other broadcasters or other content providers and changes in technology may cause a reduction in our advertising revenues and/or an increase in our operating costs.

The television industry is highly competitive and this competition can draw viewers and advertisers from our stations, which reduces our revenue or requires us to pay more for programming, which increases our costs.  We face intense competition from the following:

New Technology and the subdivision of markets

Cable providers, direct broadcast satellite companies and telecommunication companies are developing new technology that allows them to transmit more channels on their existing equipment to highly targeted audiences, reducing the cost of creating channels and potentially leading to the division of the television industry into ever more specialized niche markets.  Competitors who target programming to such sharply defined markets may gain an advantage over us for television advertising revenues.  Lowering the cost of creating channels may also encourage new competitors to enter our markets and compete with us for advertising revenue.  In addition, emerging technologies that will allow viewers to digitally record, store and play back television programming may decrease viewership of commercials and, as a result, lower our advertising revenues.

Types of competitors

We also face competition from rivals that may have greater resources than we have.  These include:

•                  other local free over-the-air broadcast television and radio stations;

•                  telecommunication companies;

•                  cable and satellite system operators;

•                  print media providers such as newspapers and periodicals;

•                  internet providers; and

•      competition from other emerging technologies.

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

The commencement of the war in Iraq resulted in a reduction of advertising revenues as a result of uninterrupted news coverage and general economic uncertainty.  During the first quarter of 2003, we experienced $2.2 million in advertiser cancellations and preemptions, which resulted in lower earnings than we would have experienced without this disruption. If the United States becomes engaged in similar conflicts in the future, they may have a similar adverse effect on our results of operations.

Unrelated third parties may claim that we infringe on their rights based on the nature and content of information posted on websites maintained by us.

We host internet services that enable individuals and businesses to exchange information, generate content, advertise products and services, conduct business and engage in various online activities.  The law relating to the liability of providers of these online services for activities of their users is currently unsettled both within the United States and internationally.  Claims may be brought against us for defamation, negligence, copyright or trademark infringement, unlawful activity, tort, including personal injury, fraud, or other theories based on the nature and content of information that we provide links to or that may be posted online or generated by our users.  Our defense of such actions could be costly and involve significant time and attention of our management and other resources.

We have lost money in two of the last five years, and may continue to incur losses in the future, which may impair our ability to pay our debt obligations.

We reported earnings in 2005, 2004 and 2003, but we have incurred net losses in two of the last five years.  Our losses are due to a variety of cash and non-cash expenses which may or may not recur.  Our net losses may therefore continue indefinitely and as a result, we may not have sufficient funds to operate our business.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Generally, each of our stations has facilities consisting of offices, studios and tower sites.  Transmitter and tower sites are located to provide maximum signal coverage of our stations’ markets.  The following is a summary of our principal owned and leased real properties.  We believe that no one property represents a material amount of the total properties owned or leased.

	OWNED	LEASED
Office and Studio Buildings	554,265 square feet	432,537 square feet
Office and Studio Land	371 acres	4 acres
Transmitter Building Sites	81,388 square feet	56,402 square feet
Transmitter and Tower Land	1,371 acres	3,533 acres

ITEM 3.          LEGAL PROCEEDINGS

We are a party to lawsuits and claims from time to time in the ordinary course of business.  Actions currently pending are in various preliminary stages and no judgments or decisions have been rendered by hearing boards or courts in connection with such actions.  After reviewing developments to date with legal counsel, our management is of the opinion that the outcome of our pending and threatened matters will not have a material adverse effect on our consolidated balance sheets, consolidated statements of operations or consolidated statements of cash flows.

Subsequent to our airing a news program in 2004, POW Story: Politics, Pressure and the Media, certain parties filed formal complaints against us and certain of our employees and directors with the Federal Election Commission (FEC).  On June 13, 2005, the FEC concluded unanimously that neither we nor our employees or directors violated any campaign finance laws and that our broadcast activities were protected by “press exemption.”

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our shareholders during the fourth quarter of 2005.

PART II

ITEM 5.          MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A Common Stock is listed for trading on the NASDAQ stock market under the symbol SBGI.  Our Class B Common Stock is not traded on a market.  The following tables set forth for the periods indicated the high and low closing sales prices on the NASDAQ stock market.

2005	High	Low
First Quarter	$9.14	$7.48
Second Quarter	$9.13	$7.45
Third Quarter	$9.57	$8.71
Fourth Quarter	$10.00	$8.22

2004	High	Low
First Quarter	$15.03	$12.05
Second Quarter	$13.51	$10.27
Third Quarter	$10.34	$7.16
Fourth Quarter	$9.21	$6.26

As of March 9, 2006, there were approximately 82 shareholders of record of our common stock.  This number does not include beneficial owners holding shares through nominee names.

We did not repurchase any Class A Common Stock during 2005.

Dividend Policy

Future dividends on our common shares, if any, will be at the discretion of our Board of Directors and will depend on several factors including our results of operations, cash requirements and surplus, financial condition, covenant restrictions and other factors that the Board of Directors may deem relevant.  Our current dividend of $0.10 per share per quarter is not in excess of any applicable restrictions or conditions contained within the indentures of our various senior subordinated notes.  We expect to continue to pay this dividend in the foreseeable future.

In May 2004, we declared a quarterly cash dividend on our Class A and Class B Common Stock for the first time in our company’s history.  For the quarters ended June 30, 2004, September 30, 2004 and December 31, 2004, we paid dividends of $0.025 per share of our common stock.  During 2005, the Board of Directors voted to increase that dividend on three occasions.  The dividends declared were as follows:

For the quarter ended	Quarterly Dividend Per Share	Annual Dividend Per Share	Date dividends were paid
March 31, 2005	$0.050	$0.200	April 15, 2005
June 30, 2005	$0.075	$0.300	July 15, 2005
September 30, 2005	$0.075	$0.300	October 14, 2005
December 31, 2005	$0.100	$0.400	January 13, 2006

Convertible Bond Repurchases

During the fourth quarter, we repurchased, in the open market, $5.0 million of our 6.0% Convertible Debentures, due 2012 at face value.

ITEM 6.          SELECTED FINANCIAL DATA

The selected consolidated financial data for the years ended December 31, 2005, 2004, 2003, 2002 and 2001 have been derived from our audited consolidated financial statements.  The consolidated financial statements for the years ended December 31, 2005, 2004 and 2003 are included elsewhere in this report.

The information below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements included elsewhere in this report.

STATEMENT OF OPERTIONS DATA

(in thousands, except per share data)

	Years Ended December 31,
	2005	2004	2003	2002	2001
Statement of Operations Data:
Net broadcast revenues (a)	$614,436	$634,609	$611,893	$621,561	$580,428
Revenues realized from station barter arrangements	55,034	57,814	58,845	57,318	50,773
Other operating divisions’ revenues	22,597	13,054	14,568	4,344	6,925
Total revenues	692,067	705,477	685,306	683,223	638,126

Station production expenses	152,196	154,731	147,626	137,109	139,069
Station selling, general and administrative expenses	137,586	145,660	130,889	127,695	124,684
Expenses realized from station barter arrangements	50,460	53,358	54,105	51,117	45,234
Depreciation and amortization (b) (c)	138,913	155,793	160,676	173,539	247,744
Stock-based compensation expense	1,701	1,594	1,391	1,288	1,461
Other operating divisions’ expenses	20,944	14,932	16,375	6,051	24,985
Corporate general and administrative expenses	20,812	21,160	19,531	17,797	18,622
Restructuring costs	—	—	—	—	3,700
Contract termination costs	—	—	—	—	5,135
Operating income	169,455	158,249	154,713	168,627	27,492

Interest expense (c)	(118,592)	(120,400)	(121,165)	(118,114)	(130,794)
Subsidiary trust minority interest expense (d)	—	—	(11,246)	(23,890)	(23,890)
Net (loss) gain from sale of assets	(80)	(52)	(452)	(54)	204
Unrealized gain (loss) from derivative instrument	21,778	29,388	17,354	(30,939)	(32,220)
Loss from extinguishment of debt	(1,021)	(2,453)	(15,187)	(15,362)	(22,010)
(Loss) income from equity and cost investees	(1,426)	1,100	1,193	(1,189)	(7,616)
Gain on insurance settlement	1,193	3,341	—	—	—
Interest and other income	1,371	1,085	1,749	3,295	3,787
Impairment of goodwill	—	(44,055)	—	—	—
Income (loss) from continuing operations before income taxes	72,678	26,203	26,959	(17,626)	(185,047)
Income tax (provision) benefit	(37,063)	(11,522)	(10,817)	7,498	58,865
Net income (loss) from continuing operations	35,615	14,681	16,142	(10,128)	(126,182)

Discontinued Operations:
Income (loss) from discontinued operations, net of related income taxes	5,671	9,341	8,250	4,519	(1,540)
Gain on sale of discontinued operations, net of related income taxes	146,024	—	—	7,519	—
Cumulative adjustment for change in accounting principle, net of related income taxes	—	—	—	(566,404)	—
Net income (loss)	$187,310	$24,022	$24,392	$(564,494)	$(127,722)
Net income (loss) available to common shareholders	$182,306	$13,842	$14,042	$(574,844)	$(138,072)
Dividends declared on common stock	$8,547	$6,403	$—	$—	$—
Per Share Data:
Basic and diluted earnings (loss) per share from continuing operations	$0.36	$0.05	$0.07	$(0.24)	$(1.62)
Basic and diluted earnings (loss) per share from discontinued operations	$1.78	$0.11	$0.09	$0.14	$(0.02)
Basic and diluted loss per share from cumulative effect of change in accounting principle	$—	$—	$—	$(6.64)	$—
Basic and diluted earnings (loss) per common share	$2.14	$0.16	$0.16	$(6.74)	$(1.64)
Cash dividends declared per common share	$0.30	$0.075	$—	$—	$—

Balance Sheet Data:
Cash and cash equivalents	$9,655	$10,491	$28,730	$5,315	$32,058
Total assets	$2,285,653	$2,465,663	$2,567,106	$2,599,713	$3,394,237
Total debt (e)	$1,479,843	$1,639,615	$1,729,921	$1,548,050	$1,681,721
HYTOPS (f)	$—	$—	$—	$200,000	$200,000
Total shareholders’ equity	$222,017	$226,551	$229,005	$219,678	$778,254

(a)          “Net broadcast revenues” are defined as broadcast revenues, net of agency commission.

(b)         Depreciation and amortization includes amortization of program contract costs and net realizable value adjustments, depreciation and amortization of property and equipment and amortization of acquired intangible broadcasting assets, other assets and costs related to excess syndicated programming.

(c)          Interest expense amounts for the years presented differ from prior years related to allocation of interest expense to discontinued operations.  Accordingly, we reclassified interest expense to discontinued operations in the amounts of $3.6 million, $7.7 million, $6.8 million, $8.1 million and $12.7 million for the years ended December 31, 2005, 2004, 2003, 2002 and 2001, respectively.

(d)         Subsidiary trust minority expense represents the distributions on the HYTOPS and amortization of deferred finance costs.  See footnote (f).

(e)          “Total debt” is defined as long-term debt, net of unamortized discount and capital lease obligations, including the current portion thereof.  Total debt does not include HYTOPS or our preferred stock.

(f)            HYTOPS represents our high yield trust originated preferred securities representing $200 million aggregate liquidation value, which were redeemed in 2003.

ITEM 7.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis provides qualitative and quantitative information about our financial performance and condition and should be read in conjunction with our consolidated financial statements and the accompanying notes to those statements.  This discussion consists of the following sections:

Executive Overview – a description of our business, financial highlights from 2005, information about industry trends and sources of revenues and operating costs;

Critical Accounting Policies and Estimates – a discussion of the accounting policies that are most important in understanding the assumptions and judgments incorporated in the consolidated financial statements and a summary of recent accounting pronouncements;

Results of Operations – a summary of the components of our revenues by category and by network affiliation, a summary of other operating data and an analysis of our revenues and expenses for 2005, 2004 and 2003, including comparisons between years and expectations for 2006; and

Liquidity and Capital Resources – a discussion of our primary sources of liquidity, an analysis of our cash flows from or used in operating activities, investing activities and financing activities, a discussion of our dividend policy and a summary of our contractual cash obligations and off-balance sheet arrangements.

EXECUTIVE OVERVIEW

We are one of the largest and most diversified television broadcasting companies in the United States.  We currently own, provide programming and operating services pursuant to local marketing agreements (LMAs) or provide, or are provided, sales services pursuant to outsourcing agreements to 58 television stations in 36 markets.  For the purpose of this report, these 58 stations are referred to as “our” stations.  We currently have 11 duopoly markets where we own and operate two stations within the same market.  We have nine LMA markets where, with one exception, we own and operate one station in the market and provide programming and operating services to, or by, another station within the market.  In the remaining 16 markets, we own and operate a single television station.

We believe that owning duopolies and operating stations under LMAs enables us to accomplish two very important strategic business objectives: increasing our share of revenues available in each market and operating television stations more efficiently by minimizing costs.  We constantly monitor revenue share and cost efficiencies and we aggressively pursue opportunities to improve both by using new technology and by sharing best practices among our station groups.

Sinclair Television Group, Inc. (STG), a wholly owned subsidiary of Sinclair Broadcast Group, Inc. (SBG), is the primary obligor under our existing Bank Credit Agreement, as amended, the 8.75% Senior Subordinated Notes, due 2011 and the 8% Senior Subordinated Notes, due 2012.  Our Class A Common Stock, Class B Common Stock, the 6.0% Convertible Debentures, due 2012 and the 4.875% Convertible Senior Notes, due 2018 remain obligations or securities of SBG and are not obligations or securities of STG.

2005 Highlights

•                  Operating income increased 7.1% in 2005 due to expense controls and greater efficiencies in our direct mail new business initiative;

•                  Basic and diluted earnings per share were $2.14 in 2005 versus 2004 earnings per share of $0.16;

•                  Local time sales, excluding political, increased 1.9% in 2005 as a result of our continued focus on new business initiatives including direct mail;

•                  Retransmission fees increased $15.7 million over 2004, including a one-time adjustment of $2.9 million, and, based on current contracts, 2006 retransmission fee consideration is expected to be approximately $25.0 million as a result of our efforts to monetize our retransmission agreements;

•                  Ratings increases at our ABC and FOX stations have resulted in revenue share growth in many of our markets;

•                  We completed the sales of KOVR-TV (CBS) in Sacramento, California and KSMO-TV (WB) in Kansas City, Missouri during 2005 and we completed the sale of WEMT-TV (FOX) in Tri-Cities, Tennessee in January 2006;

•                  We increased our annual dividend rate to $0.40 per common share at the end of 2005 from $0.10 per common share at the end of 2004;

•                  We exchanged our 6% Convertible Preferred Stock for 6% Convertible Debentures, due 2012 in June 2005;

•                  We entered into a news share arrangement with WIAT-TV, the CBS affiliate in Birmingham, Alabama, in order to improve the performance of our news operations of our WB affiliate WTTO-TV; and

•                  We entered into a joint sales and services agreement with Nexstar Broadcasting in Rochester, New York combining their CBS station with our FOX station, in order to improve station performance.

We believe that all of these events will enhance shareholder value.

Industry Trends

•                  Political advertising increases in even-numbered years, such as 2004, due to the advertising expenditures from candidates running in local and national elections.   In every fourth year, such as 2004, political advertising is elevated further due to the presidential election;

•                  Seasonal advertising increases in the second and fourth quarters due to the advertising expenditures related to the anticipation of certain seasonal and holiday spending by consumers;

•                  Not all cable system operators and satellite providers pay for the analog or digital signals they receive from broadcasters, but we expect more operators and providers will be paying for these signals in the future as alternative competing video delivery providers increase;

•                  Compensation from networks to their affiliates in exchange for broadcasting of network programming has significantly declined in recent years and may be eliminated in the future in lieu of alternative network and affiliate relationships;

•                  Automotive-related advertising is a significant portion of our total net revenues in all periods presented and these revenues have been trending downward in recent years and we expect this trend to modify in 2006;

•                  The Federal Communications Commission (FCC) has mandated that beginning February 17, 2009, all broadcast television stations must broadcast using only a digital signal and will no longer be able to broadcast using an analog signal;

•                  The FCC has permitted broadcast television stations to use their digital spectrum for a wide variety of services including multi-channel broadcasts.  We have announced that we plan to launch a second digital channel using WBFF-TV’s digital signal in Baltimore, Maryland on May 1, 2006; and

•                  Many broadcasters are enhancing/upgrading their websites to use the internet to deliver rich media content, such as newscasts and weather updates, to attract advertisers.

Sources of Revenues and Costs

Most of our revenues are generated from the transactional spot market rather than the traditional “up front” and “scatter” markets that networks access. These operating revenues are derived from local and national advertisers and, to a much lesser extent, from political advertisers.  Recently, we have begun to generate revenues from our retransmission fee arrangements, which has replaced the steady decline in revenues from television network compensation.  Our revenues from local advertisers have continued to trend upward and revenues from national advertisers have continued to trend downward when measured as a percentage of gross broadcast revenue.  We believe this trend is the result of our focus on increasing local advertising revenues as a percentage of total advertising revenues, combined with a decrease in overall spending by national advertisers and an increase in the number of competitive media outlets providing national advertisers multiple alternatives in which to advertise their goods or services.  Our efforts to mitigate the effect of these increasing competitive media outlets for national advertisers include continuing our efforts to increase local revenues and developing innovative sales and marketing strategies to sell traditional and non-traditional services to our advertisers.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates including those related to bad debts, program contract costs, intangible assets, income taxes, property and equipment, investments and derivative contracts.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  These estimates have been consistently applied for all years presented in this report and in the past we have not experienced material differences between these estimates and actual results.  However, because future events and their effects cannot be determined with certainty, actual results could differ from our estimates and such differences could be material.

We have identified the policies below as critical to our business operations and the understanding of our results of operations.  For a detailed discussion on the application of these and other accounting policies, see Note 1. Summary of Significant Accounting Policies, in the Notes to our Consolidated Financial Statements.

Revenue Recognition.  Advertising revenues, net of agency and national representatives’ commissions, are recognized in the period during which time spots are aired.  All other revenues are recognized as services are provided.  The revenues realized from station barter arrangements are recorded as the programs are aired at the estimated fair value of the advertising airtime given in exchange for the program rights.

Allowance for Doubtful Accounts.  We maintain an allowance for doubtful accounts for estimated losses resulting from extending credit to our customers that are unable to make required payments.  If the economy and/or the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  For example, a 10% increase of the balance of our allowance for doubtful accounts as of December 31, 2005, would reduce net income available to common shareholders by approximately $0.5 million.

Program Contract Costs.  We have agreements with distributors for the rights to televise programming over contract periods, which generally run from one to seven years.  Contract payments are made in installments over terms that are generally equal to or shorter than the contract period.  Each contract is recorded as an asset and a liability at an amount equal to its gross cash contractual commitment when the license period begins and the program is available for its first showing.  The portion of program contracts which become payable within one year is reflected as a current liability in the consolidated balance sheets.

The programming rights are reflected in the consolidated balance sheets at the lower of unamortized cost or estimated net realizable value (NRV).  Estimated NRVs are based on management’s expectation of future advertising revenue, net of sales commissions, to be generated by the remaining program material available under the contract terms.  Amortization of program contract costs is generally computed using a four year accelerated method or a straight-line method, depending on the length of the contract.  Program contract costs estimated by management to be amortized within one year are classified as current assets.  Payment of program contract liabilities are typically paid on a scheduled basis and are not reflected by adjustments for amortization or estimated NRV.  If our estimate of future advertising revenues declines, then additional write downs to NRV may be required.

Valuation of Goodwill, Long-Lived Assets and Intangible Assets.  We periodically evaluate our goodwill, broadcast licenses, long-lived assets and intangible assets for potential impairment indicators.  Our judgments regarding the existence of impairment indicators are based on estimated future cash flows, market conditions, operating performance of our stations and legal factors.  Future events could cause us to conclude that impairment indicators exist and that the net book value of long-lived assets and intangible assets is impaired.  Any resulting impairment loss could have a material adverse impact on our consolidated balance sheets and consolidated statements of operations.

We have determined our broadcast licenses to be indefinite-lived intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets, which requires such assets to be tested for impairment on an annual basis along with our goodwill.  We test our broadcast licenses and goodwill by estimating the fair market value of these assets for each of our markets using a combination of quoted market prices, observed earnings multiples paid for comparable television station, discounted cash flow models and appraisals.  We then compare the estimated fair market value to the book value of these assets to determine if an impairment exists.  Our discounted cash flow model is based on our judgment of future market conditions within each designated marketing area, as well as discount rates that would be used by market participants in an arms-length transaction.  Future events could cause us to conclude that market conditions have declined or discount rates have increased to the extent that our broadcast licenses and/or goodwill could be impaired.  Any resulting impairment loss could have a material adverse impact on our consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows.

Income Taxes.  We recognize deferred tax assets and liabilities based on the differences between the financial statements carrying amounts and the tax bases of assets and liabilities.  We provide a valuation allowance for deferred tax assets relating to various federal and state net operating losses (NOL) that are carried forward based on the expected timing of the reversals of existing temporary book/tax basis differences, alternative tax strategies and projected future taxable income.  As of December 31, 2005, valuation allowances have been provided for a substantial amount of our available federal and state NOLs.  Although realization is not assured for the remaining deferred tax assets, we believe that it is more likely than not that they will be realized in the future.  If we are unable to generate sufficient taxable income, or if there is a material change in our projected taxable income or if there is a change in our ability to use NOL carryforwards due to changes in federal and state laws, we will make any necessary adjustments to the valuation allowance.  This may result in a substantial increase in our effective tax rate and a material adverse effect on our consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows.  Management periodically performs a comprehensive review of our tax positions and accrues amounts for tax contingencies.  Based on these reviews, the status of ongoing audits and the expiration of applicable statute of limitations, reserves are adjusted as necessary.  The resolution of audits is unpredictable and could result in tax liabilities that are significantly higher or lower than that which has been provided by us.  We believe our reserves are adequate.

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment (SFAS 123R) as a revision to FASB Statement No. 123, Accounting for Stock-Based Compensation.  We adopted SFAS 123R on January 1, 2006 and we will use the modified prospective transition to account for future share-based payments.  SFAS 123R supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (Opinion 25), and amends FASB Statement No. 95, Statement of Cash Flows.  This standard requires that all share-based payments, including grants of employee stock options and our employee stock purchase plan, be recognized in the income statement as compensation expense based on their fair values.

On April 21, 2005, we accelerated the vesting of 390,039 stock options, which were all of our outstanding unvested options at that time.  We accelerated the vesting of these options to prevent recognizing an expense of approximately $0.8 million (pre-tax) in future periods in accordance with SFAS 123R.  The acceleration of the vesting effectively resulted in a modification to the original options.  In accordance with FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Based Compensation, we recorded an immaterial compensation charge based on the intrinsic value of the awards as measured on the modification date.

SFAS 123R will require us to recognize a compensation charge for our Employee Stock Purchase Plan.  For the years ended December 31, 2005, 2004 and 2003, we estimate that this amount would have been $0.2 million, $0.3 million and $0.4 million, respectively.

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143 (FIN 47), which clarifies the term “conditional asset retirement obligation” as used in SFAS No. 143, Accounting for Asset Retirement Obligations.  FIN 47 is effective for fiscal years ending after December 15, 2005 and we adopted it upon issuance.  FIN 47 provides that an asset retirement obligation is conditional when either the timing and/or method of settling the obligation is conditioned on a future event.  Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated.  Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists.  This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.  The adoption of FIN 47 did not have a material impact on our consolidated balance sheets, consolidated statements of operations or consolidated statements of cash flows.

In June 2005, the Emerging Issues Task Force (EITF) issued EITF No. 05-6, Determining the Amortization Period for Leasehold Improvements (EITF 05-6).  EITF 05-6 addresses the amortization period for leasehold improvements acquired in a business combination or purchased subsequent to the inception of the lease.  EITF 05-6 was effective for reporting periods beginning after July 1, 2005.  The adoption of this pronouncement did not have a material impact on our consolidated balance sheets, consolidated statements of operations or consolidated statements of cash flows.

RESULTS OF OPERATIONS

In general, this discussion is related to the results of our continuing operations, except for discussions regarding our cash flows (which also include the results of our discontinued operations).  Unless otherwise indicated, references in this discussion to 2005, 2004 and 2003 are to our fiscal years ended December 31, 2005, 2004 and 2003, respectively.  Additionally, any references to the first, second, third or fourth quarters are to the three months ended March 31, June 30, September 30 and December 31, respectively, for the year being discussed.

Broadcast Revenues

Set forth below are the principal types of broadcast revenues from continuing operations received by our stations for the periods indicated and the percentage contribution of each type to our total gross broadcast revenues (in millions):

	Years Ended December 31,
	2005		2004		2003
Local/regional advertising	$413.1	58.5%	$406.2	55.5%	$403.5	57.2%
National advertising	251.4	35.6%	258.3	35.3%	267.9	38.0%
Political advertising	2.4	0.3%	38.0	5.2%	5.5	0.8%
Network compensation	13.3	1.9%	14.3	1.9%	15.9	2.3%
Retransmission fee revenue (a)	19.2	2.7%	3.5	0.5%	2.6	0.4%
Other station revenues	6.4	1.0%	12.1	1.6%	10.1	1.3%
Gross broadcast revenues	705.8	100.0%	732.4	100.0%	705.5	100.0%
Less: agency commissions	(91.3)		(97.8)		(93.6)
Net broadcast revenues	614.5		634.6		611.9
Revenues realized from station barter arrangements	55.0		57.8		58.8
Other operating divisions’ revenues	22.6		13.1		14.6
Total revenues	$692.1		$705.5		$685.3

(a)   2005 Retransmission fee revenue includes a one-time adjustment of $2.9 million.

Our primary types of programming and their approximate percentages of 2005 net broadcast revenues from continuing operations were syndicated programming (46.4%), network programming (21.4%), news (13.6%), direct advertising programming (8.0%), sports programming (6.0%), children’s programming (0.4%) and other programming.  Similarly, our five largest categories of advertising and their approximate percentages of 2005 net broadcast revenues were automotive (23.8%), professional services (13.8%), paid programming including religious programming (8.3%), fast food (7.3%) and retail department stores (6.6%).  Other than schools, no other advertising category accounted for more than 5.0% of our broadcast revenues in 2005.  Along with the industry, we have seen softness in the auto advertising category and we expect this to continue in 2006.  No individual advertiser accounted for more than 1.0% of our consolidated net broadcast revenues in 2005.

The following table presents our time sales revenue from continuing operations, net of agency commissions, by network affiliates for the past three years (in millions):

	# of Stations		Percent of Sales 2005	Net Time Sales (a)			Percent Change
				2005	2004 (b)	2003	‘05 vs. ‘04	‘04 vs. ‘03

FOX	19	(c)	40.0%	$230.3	$237.6	$234.3	(3.1)%	1.4%
WB (d)	18	(c)	25.8%	148.2	156.7	157.5	(5.4)%	(0.5)%
ABC	10		22.6%	130.2	141.0	128.1	(7.7)%	10.1%
UPN (d)	6		8.0%	46.2	46.0	42.5	0.4%	8.2%
CBS	2	(c)	1.9%	10.7	13.5	12.4	(20.7)%	8.9%
IND (d) (e)	2		1.1%	6.4	5.7	5.3	12.3%	7.5%
NBC	1		0.6%	3.5	4.2	3.3	(16.7)%	(27.3)%
Total	58	(c)		$575.5	$604.7	$583.4

(a)          During 2005, several of our stations switched affiliates.  We have restated the revenue from those stations in prior years for comparability.

(b)         2004 includes significantly more political revenue than 2005 and 2003 for most of our affiliates.

(c)          During 2004, we entered into agreements to sell our CBS station in Sacramento, California and our WB station in Kansas City, Missouri.  During 2005, we entered into an agreement to sell our FOX station in Tri-Cities, Tennessee.  The time sales from these stations are not included in this table because they are accounted for as time sales from discontinued operations.

(d)         In the fall of 2006, our composition of network affiliates will change as a result of our recent agreement to air MyNetworkTV programming and the recent announcements about the merger of UPN and The WB into a network to be called The CW.  Refer to our Markets and Stations table on page 5 and Note 18. Subsequent Events, in the Notes to our Consolidated Financial Statements for addition information.

(e)          Stations without a network affiliation.

Operating Data

The following table sets forth certain of our operating data from continuing operations for the years ended December 31, 2005, 2004 and 2003 (in millions).  For definitions of terms, see the footnotes to the table in Item 6. Selected Financial Data.

	Years Ended December 31,
	2005	2004	2003
Net broadcast revenues	$614.5	$634.6	$611.9
Revenues realized from station barter arrangements	55.0	57.8	58.8
Other operating divisions’ revenues	22.6	13.1	14.6
Total revenues	692.1	705.5	685.3
Station production expenses	152.2	154.7	147.6
Station selling, general and administrative expenses	137.6	145.7	130.9
Expenses recognized from station barter arrangements	50.5	53.4	54.1
Depreciation and amortization	138.9	155.8	160.7
Stock-based compensation	1.7	1.6	1.4
Other operating divisions’ expenses	20.9	14.9	16.4
Corporate general and administrative expenses	20.8	21.2	19.5
Operating income	$169.5	$158.2	$154.7
Net income	$187.3	$24.0	$24.4
Net income available to common shareholders	$182.3	$13.8	$14.0

Revenue Discussion and Analysis

The following table presents our revenues from continuing operations, net of agency commissions, for the three years ended December 31, 2005, 2004 and 2003 (in millions):

				Percent Change
	2005	2004	2003	‘05 vs. ‘04	04’ vs. ‘03
Local revenues:
Non-Political	$359.5	$352.9	$350.8	1.9%	0.6%
Political	1.2	9.4	1.9	(87.2)%	394.7%
Total Local	360.7	362.3	352.7	(0.4)%	2.7%

National revenues:
Non-Political	213.8	219.7	227.6	(2.6)%	(3.5)%
Political	0.8	22.7	3.1	(96.5)%	632.3%
Total National	214.6	242.4	230.7	(11.5)%	5.1%

Other revenues	39.2	29.9	28.5	30.8%	4.9%
Total Broadcasting Revenues	$614.5	$634.6	$611.9	(3.2)%	3.7%

Net Broadcast Revenues.  From a revenue category standpoint, the year ended December 31, 2005, when compared to 2004, was negatively impacted by a decrease of advertising revenues generated from the political, automotive, movies, telecommunications and food-breakfast sectors, offset by increases in the services, schools and entertainment sectors.  Automotive, our single largest category, representing 23.8% of the year’s net time sales, was down 5.1%.

Political Revenues.  Both local and national political revenues were the primary drivers of higher revenue in 2004, compared to 2005 because 2004 was a presidential election year.  In fact, we own television stations in 11 of the 16 so called “Battleground States” including multiple stations in Ohio, Florida and West Virginia.  We expect political revenues to increase in 2006 from 2005 levels, but not to the extent of political revenues from 2004 since 2006 is not a presidential election year.

Local Revenues.  Our revenues from local advertisers, excluding political revenues, increased during the year ended December 31, 2005 when compared to 2004.  We continue to focus on increasing local advertising revenues through innovative sales and marketing strategies in our markets.  Revenues from our new business initiatives increased by $11.0 million during the year ended December 31, 2005 to $26.4 million from $15.4 million during 2004.  We expect to continue our focus on new business revenues in 2006.  Additionally, during 2004, we implemented an enhanced sales training course for all of our salespeople with a focus on local revenue sales. We have continued these efforts throughout 2005 and will continue these efforts in 2006.

National Revenues.  Our revenues from national advertisers, excluding political revenues, have continued to trend downward over time.  We believe this trend represents a shift in the way national advertising dollars are being spent and we believe it has recently begun accelerating.  Advertisers in major categories like automotive, soft drink and packaged goods are shifting significant portions of their advertising budgets away from spot television into non-traditional media, in-store promotions and product placement in network shows.  We expect this trend to continue into 2006.

Other Revenues and Expenses.  Our other revenues consist primarily of network compensation, revenues from retransmission agreements with cable and satellite providers, production revenues and revenues from our outsourcing agreements.  Compared to 2004, other revenues increased $9.3 million during the year ended December 31, 2005.  The increase in other revenues is primarily related to increased retransmission revenues which increased $8.7 million in 2005, excluding a one-time adjustment of $2.9 million.  We expect to experience similar growth in our retransmission revenues in 2006.  We expect this growth to be partially offset by a reduction in our network compensation, although we cannot predict the extent of this reduction in light of the recent CW network merger announcement.

Expense Discussion and Analysis

The following table presents our significant expense categories for the three years ended December 31, 2005, 2004 and 2003 (in millions):

				Percent Change
	2005	2004	2003	’05 vs. ‘04	’04 vs. ‘03
Station production expenses	$152.2	$154.7	$147.6	(1.6)%	4.8%
Station selling, general and administrative expenses	$137.6	$145.7	$130.9	(5.6)%	11.3%
Amortization of program contract costs	$70.7	$89.2	$98.4	(20.7)%	(9.4)%
Depreciation of property and equipment	$50.3	$48.2	$43.6	4.4%	10.6%
Corporate general and administrative expenses	$20.8	$21.2	$19.5	(1.9)%	8.7%
Amortization of definite-lived intangible assets	$18.0	$18.5	$18.7	(2.7)%	(1.1)%
Interest expense	$118.6	$120.4	$121.2	(1.5)%	(0.7)%
Unrealized gain from derivative instruments	$21.8	$29.4	$17.4	(25.9)%	69.0%
Gain on insurance settlement	$1.2	$3.3	$—	(63.6)%	—
Impairment of goodwill	$—	$44.1	$—	(100.0)%	—
Income tax provision	$37.1	$11.5	$10.8	222.6%	6.5%

Station production expenses.  Station production expenses decreased during the year ended December 31, 2005 compared to 2004 primarily due to decreases in costs related to LMAs and outsourcing agreements of $1.2 million.  In addition, there were also decreases in promotion expense due to cutbacks in promotional plans amounting to $1.6 million, news costs of $1.6 million, programming expenses of $0.6 million, production expenses of $0.2 million, music license fees of $0.1 million and other miscellaneous expenses of $0.6 million.  These decreases were offset by increases in engineering expenses of $1.3 million, rating service fees of $1.1 million, salary expense of $0.5 million and FOX inventory costs of $0.5 million.  We do not expect similar decreases in costs related to existing LMAs and outsourcing agreements in future periods and we expect a 3.0% increase in total station production expense in 2006.

Station production costs increased in 2004 compared to 2003 as a result of news expense related to commencement of News Central during 2003 in the Greensboro, North Carolina; Milwaukee, Wisconsin; Tampa, Florida; Birmingham, Alabama; Las Vegas, Nevada and Cincinnati, Ohio markets of $6.0 million, an increase in rating service fees of $1.8 million, engineering expense of $1.0 million, promotion expense of $0.3 and other miscellaneous decreases of $0.2 million, offset by a decrease in costs related to LMAs and outsourcing agreements of $1.8 million and programming expense of $0.4 million.

Station selling, general and administrative expenses.  Station selling, general and administrative expense decreased during the year ended December 31, 2005 compared to 2004 as a result of decreases in sales expenses related to direct mailers of $4.1 million, local and national sales representatives’ commissions of $3.0 million, salary expense of $1.0 million, workers compensation refunds of $0.8 million, expenses related to an annual sales trip of $0.5 million, bad debt expenses of $0.3 million and electric expenses of $0.2 million. These decreases were offset by a one-time adjustment of $1.0 million to our self-insured healthcare plan during the third quarter of 2005, increases in expense for Cunningham Broadcasting Corporation, a related party entity that we consolidate, of $0.5 million and vacation expense of $0.3 million.  We expect station selling, general and administrative expenses to increase about 3% in 2006.

In 2004, we had an increase in sales and other expense related to our direct mail initiative of $6.0 million, an increase in bad debt expense of $1.5 million, an increase in vacation, salary and payroll taxes of $1.9 million, an increase in local and national sales representatives’ commissions of $2.0 million, an increase in insurance costs of $1.0 million, an increase in trade expense of $0.3 million, an increase in building rent and related expenses of $1.5 million and miscellaneous increases of $0.6 million compared to 2003.

Amortization of program contract costs.  The amortization of our programming costs has trended significantly downward since 2003.  This is primarily because the costs to acquire syndicated programming had been declining.  We do not expect this trend to continue and we expect program contract amortization to return to 2004 levels during 2006.

Depreciation of property and equipment.  The depreciation of property and equipment has been increasing since 2003.  These increases are primarily related to capital expenditures of $16.7 million, $44.9 million and $69.5 million in 2005, 2004 and 2003, respectively, as we have been completing the final phase of our digital build-out.  Additionally, during 2005, a $1.1 million impairment was recognized for certain capitalized software costs that became obsolete as a result of our conversion to a new revenue billing system during the second quarter of 2005.  We expect to spend $31.0 million in capital expenditures in 2006 and we expect depreciation expense to remain stable.

Corporate general and administrative expenses.  Corporate general and administrative expenses represent the costs to operate our corporate headquarters location.  Such costs include, among other things, corporate departmental salaries, bonuses and fringe benefits, directors’ and officers’ life insurance, rent, telephone, consulting fees, legal, accounting and director fees.  Corporate departments include executive, treasury, finance and accounting, human resources, technology, corporate relations, legal, sales, operations and purchasing.

Corporate general and administrative expenses decreased during the year ended December 31, 2005 compared to 2004 as a result of decreases in salary and training expense related to open positions of $1.1 million, consulting fees of $0.5 million, sales promotion of $0.2 million and other miscellaneous expenses of $0.1 million.  These decreases were offset by an increase in expense of $1.4 million related to compliance with the Sarbanes-Oxley Act of 2002, as well as the $0.1 million increase related to our charitable contributions to the Sinclair Relief Fund, a related party charitable organization established in response to the disaster caused by Hurricane Katrina.  We expect corporate overhead expenses to increase to $225.0 million in 2006.

During the year ended December 31, 2004, corporate general and administrative expenses increased by $1.7 million from 2003 due to increases in salary expense of $1.2 million, training and education expenses of $0.5 million, corporate relation costs of $0.2 million and a $0.1 million increase related to legal fees.  These were offset by decreases in consulting fees of $0.3 million and other miscellaneous decreases of $0.3 million.

Amortization of definite-lived intangible assets.  The amortization of definite lived intangibles has trended slightly downward since 2003 and we expect this trend to continue in 2006.  Amortization is decreasing slightly over time because a portion of our intangible assets becomes fully amortized each year.

Interest expense.  Interest expense presented in the financial statements is related to continuing operations.  Interest expense decreased $1.8 million during the year ended December 31, 2005 when compared to 2004.  This decrease is related to the use of proceeds from television station sales to repay debt during 2005, partially offset by rising interest rates on our floating rate debt and by the exchange of our Convertible Preferred Stock for Convertible Debentures, which increased interest expense.  We expect interest expense to decrease in 2006, assuming no changes in the current interest rate yield curve and no changes in our current debt levels.  Interest expense decreased in 2004 by $0.8 million as a result of the refinancing we did in the second quarter in an effort to reduce our overall interest costs.

Derivative instruments.  We record gains and losses related to certain of our derivative instruments.  We entered into these instruments prior to implementing the Financial Accounting Standards Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities and due to the way they were structured, they did not qualify as effective hedges (as that term is defined in the accounting guidance).  Generally, when derivative instruments are not effective, the change in the fair value of the instruments is recorded in the statement of earnings for each year.  The fair value of our derivative instruments is primarily based on the future interest rate curves at the end of each year.  During the year ended December 31, 2005, the future interest rate curves reflected increasing interest rates and, therefore, we recorded an unrealized gain from derivative instruments in our consolidated statements of operations.  In 2003 and 2004, the future interest rate curves also reflected increasing interest rates, resulting in an unrealized gain from derivative instruments in our consolidated statements of operations.  These derivative instruments expire on June 5, 2006, at which time, the fair value will equal zero.  Therefore, during the first and second quarters of 2006, the total net unrealized gain from these instruments will equal $2.9 million.

Gain on insurance settlement. In the first quarter of 2003, one of our towers in Charleston, West Virginia collapsed during a severe ice storm.  This tower was insured and we used the insurance proceeds to rebuild the tower and to replace the other assets that were destroyed by the collapse.  In the fourth quarter of 2004, we completed substantially all of the construction of the new tower and placed it in service, and at that time we recognized a gain on insurance settlement of $3.3 million.  In 2005, we recognized a gain on insurance settlement of $1.2 million related to rebuilding the tower and replacing the other assets that were destroyed by the collapse.  We do not expect any additional payments or gains related to this claim to occur in 2006.

Impairment of goodwill. On a periodic basis, we test our goodwill for impairment in accordance with the applicable accounting rules. (See Note 4. Goodwill and Other Intangible Assets, in the Notes to our Consolidated Financial Statements.)  There was no impairment of goodwill to recognize in 2005.  In 2004, we recognized a loss of $44.1 million related to an impairment of goodwill in one of our markets.

Income tax provision.  The 2005 income tax provision for our pre-tax income from continuing operations of $72.7 million resulted in an effective tax rate of 51.0%.  The 2004 income tax provision for our pre-tax income from continuing operations of $26.2 million resulted in an effective tax rate of 44.0%.  The increase in the effective tax rate from 2004 to 2005 is primarily attributable to a one-time loss of certain state net operating losses, net of applicable valuation allowances, resulting from a corporate restructuring, offset by the effect of an Ohio tax law change.  We expect that the effective tax rate will be approximately 41.0% in 2006.

As of December 31, 2005, we have a net deferred tax liability of $267.8 million as compared to a net deferred tax liability of $196.6 million as of December 31, 2004.  The increase in deferred taxes primarily relates to an increase in deferred tax liabilities associated with book and tax differences relating to the amortization of intangible assets and a decrease in deferred tax assets resulting from utilization of Federal net operating losses to offset the gains on sale of several stations during 2005.

Other Operating Divisions’ Revenue and Expense

During the year ended December 31, 2005, the other operating divisions’ revenue that related to G1440, our software development and consulting company increased by $2.5 million to $9.2 million or 37.3%, from $6.7 million for 2004.  G1440’s operating expenses increased by $1.7 million to $8.1 million for 2005 as compared to $6.4 million for 2004.  Other operating divisions’ revenue related to our ownership interest in Acrodyne increased by $7.0 million to $13.4 million or 109.4%, from revenues of $6.4 million in 2004.  Acrodyne’s operating expenses increased by $4.3 million to $12.8 million for 2005 as compared to $8.5 million for 2004.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash provided by operations and availability under our Bank Credit Agreement (the Bank Credit Agreement).  On May 12, 2005, we amended and restated the Bank Credit Agreement, lowering our annual interest rate and outstanding balances.  The Bank Credit Agreement, as in effect on December 31, 2005, includes a Term Loan A Facility (the Term Loan) of $100.0 million and a Revolving Credit Facility (the Revolver) of $175.0 million maturing on December 31, 2011 and June 30, 2011, respectively.

Scheduled payments on the Term Loan and Revolver are calculated at the London Interbank Offered Rate (LIBOR) plus 1.25%, with step-downs tied to a leverage grid.  We have the right to terminate the Term Loan or Revolver at any time without prepayment penalty.  The Term Loan is repayable in quarterly installments, amortizing as follows:

•                  1.25% per quarter commencing March 31, 2007 to December 31, 2008

•                  3.75% per quarter commencing March 31, 2009 to December 31, 2010

•                  15.0% per quarter commencing March 31, 2011 and continuing through its maturity on December 31, 2011.

Availability under the Revolver does not reduce incrementally and terminates at maturity.  We are required to repay the Term Loan and reduce the Revolver with (i) 100% of the net proceeds of any casualty loss or condemnation and (ii) 100% of the net proceeds of any sale or other disposition of our assets in excess of $5.0 million in the aggregate in any 12 month period, to the extent not used to acquire new assets.

As of December 31, 2005, we had $9.7 million in cash balances and negative working capital of approximately $1.7 million.  We anticipate that cash flow from our operations and the Revolver will be sufficient to continue paying dividends under our current policy and to satisfy our debt service obligations, capital expenditure requirements and working capital needs for the next year.  As of December 31, 2005, we had borrowed a $100.0 million under our Term Loan and $7.5 million under our Revolver.  The remaining balance available under the Revolver was $167.5 million as of December 31, 2005.  Our ability to draw on our Revolver is based on pro forma trailing cash flow levels as defined in our Bank Credit Agreement.  For the year ended December 31, 2005, the entire $167.5 million of current borrowing capacity was available under our Revolver.

On April 22, 2002, we filed a $350.0 million universal shelf registration statement with the Securities and Exchange Commission which will permit us to offer and sell various types of securities from time to time.  Offered securities may include common stock, debt securities, preferred stock, depository shares or any combination thereof in amounts, prices and on terms to be announced when the securities are offered.  If we decide to offer any securities under our shelf registration, we intend to use the proceeds for general corporate purposes, including, but not limited to, the reduction, redemption or refinancing of debt or other obligations, acquisitions, capital expenditures and working capital.  We have $350.0 million of availability under this shelf registration, which expires on November 30, 2008.

Sources and Uses of Cash

The following table sets forth our cash flows for the years ended December 31, 2005, 2004 and 2003 (in millions):

	2005	2004	2003
Net cash flows from operating activities	$54.5	$120.1	$146.5

Net cash flows from (used in) investing activities:
Capital expenditures	$(16.7)	$(44.9)	$(69.5)
Station sales (acquisitions)	279.7	28.6	(18.0)
Sale of investments	21.5	—	—
Other	0.3	(1.4)	(2.5)
	$284.8	$(17.7)	$(90.0)

Net cash flows (used in) from financing activities:
Issuance of debt	$52.0	$533.0	$318.3
Repayment of debt	(360.4)	(620.4)	(129.1)
Dividend payments	(24.2)	(14.5)	(10.4)
Preferred stock redemption	—	—	(200.0)
Other	(7.6)	(18.8)	(11.9)
	$(340.2)	$(120.7)	$(33.1)

Operating Activities

Net cash flows from operating activities decreased during 2005 compared to 2004 primarily as a result of television station sales during 2005 and the related cash tax payments as a result of the gains from the sales.  Cash tax payments in 2005 were $37.4 million as compared to $0.4 million in cash tax payments in 2004.  Additionally, changes in our regular cash flows from operations resulted in net cash outflows of $7.0 million in 2005 compared to net cash inflows of $9.6 million in 2004 from similar operational changes.  Interest payments decreased to $120.1 million in 2005 compared to $130.5 million in 2004.  We expect to make $114.5 million in interest payments in 2006.  Our program payments decreased to $104.0 million in 2005 compared to $110.2 million in 2004.  We expect our program payments to continue to trend downwards in 2006.

Net cash flows from operating activities decreased during 2004 compared to 2003 primarily as a result of tax refunds of $40.6 million received during 2003.  Most of these refunds were related to tax net operating losses from the 2002 tax return, which was filed in 2003, that were carried back to offset gains on radio station sales in 2000.  Our interest payments were $116.9 million in 2003.  Our program payments were $105.5 million in 2003.

Investing Activities

Net cash flows from investing activities increased significantly during 2005 compared to the net cash flows used in investing activities in 2004.  The primary driver of this increase was cash from the sales of television stations of $295.2 million and the sale of our investment in Atlantic Automotive for $21.5 million.  The cash from station sales was offset by $12.8 million cash paid related to the purchase options for WNAB-TV in Nashville, Tennessee and a cash payment of $2.7 million related to the FCC license purchase option for WNYS-TV in Syracuse, New York.  Additionally, our cash payments for property and equipment decreased by $28.2 million in 2005, as compared to 2004, primarily because we spent less on digital conversion costs.  For 2006, we anticipate incurring approximately $31.3 million of capital expenditures for station maintenance, equipment replacement and consolidation of building and tower needs in some markets.  We expect to fund such capital expenditures with cash generated from operating activities and borrowings under our Bank Credit Agreement or an issuance of securities.

Net cash flows used in investing activities decreased during 2004 compared to 2003.  Some of this decrease was related to cash from the sale of television stations of $28.6 million in 2004 compared to $18.0 million in cash paid in 2003 related to the purchase options of WNAB.  Additionally, our cash payments for property and equipment decreased by $24.6 million in 2004, as compared to 2003, primarily because we spent less on digital conversion costs.

Financing Activities

Net cash flows used in financing activities increased significantly in 2005 compared to 2004 primarily because we utilized the cash from the sales of our television stations to repay debt.  Our debt repayments to non-affiliates, net of debt issuances in 2005, was $308.4 million compared to $87.4 million in 2004.  Additionally, we paid $14.9 million more in common stock dividend payments in 2005 as compared to 2004.  See below for additional information about our common stock dividend payments.

Net cash flows used in financing activities increased in 2004 compared to 2003 primarily because our debt repayments to non-affiliates and preferred securities redemption, net of debt issuance, were $87.4 million in 2004 compared to $10.8 million in 2003.  Additionally, we did not pay any dividends on our common stock in 2003.

During 2005, 2004 and 2003, we paid $5.0 million, $10.2 million and $10.4 million in dividends on our Series D Convertible Preferred Stock, respectively.  We will not incur these dividend payments in the future because we exchanged the Convertible Preferred Stock for Convertible Debentures on June 15, 2005.  For additional information, refer to Note 5. Notes Payable and Commercial Bank Financing, in the Notes to our Consolidated Financial Statements.

In May 2004, we declared a quarterly cash dividend on our common stock for the first time in our company’s history.  On November 1, 2005, the Board of Directors increased the annual dividend paid on our Class A and Class B Common Stock from $0.30 per share to $0.40 per share.  We expect to continue to pay the current quarterly dividend rate of $0.10 in each of our future quarters beginning January 2006 and to fund these dividends with cash generated from operating activities and borrowings under our Bank Credit Agreement.  The dividends paid for 2005 and 2004 are shown below:

For the quarter ended	Total dividends paid	Payment date
March 31, 2005	$4.3 million	April 15, 2005
June 30, 2005	$6.4 million	July 15, 2005
September 30, 2005	$6.4 million	October 14, 2005
December 31, 2005	$8.5 million	January 13, 2006

For the quarter ended	Total dividends paid	Payment date
June 30, 2004	$2.1 million	July 15, 2004
September 30, 2004	$2.1 million	October 15, 2004
December 31, 2004	$2.1 million	January 14, 2005

During the second quarter, we repurchased, in the open market, $8.0 million of our 8.0% Senior Subordinated Notes, due 2012 at face value and $2.6 million of our 8.75% Senior Subordinated Notes, due 2011 at face value.  During the fourth quarter of 2005, we repurchased, in the open market, $5.0 million of our 6.0% Convertible Debentures, due 2012 at face value.  We did not repurchase any of our outstanding debt during either of the first or third quarters.  From time to time, we may repurchase additional outstanding debt on the open market.  We expect to fund any repurchases with cash generated from operating activities and borrowings under our Bank Credit Agreement.

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

The following table reflects a summary of our contractual cash obligations as of December 31, 2005 and the future periods in which such obligations are expected to be settled in cash (in thousands):

CONTRACTUAL CASH OBLIGATIONS RELATED TO CONTINUING OPERATIONS

	Total	2006	2007-2008	2009-2010	2011 and thereafter (a)
Notes payable, capital leases and commercial bank financing (b)	$2,168,856	$133,291	$208,784	$228,171	$1,598,610
Notes and capital leases payable to affiliates	33,951	6,439	10,435	3,346	13,731
Fixed rate derivative instrument	15,634	15,634	—	—	—
Operating leases	26,231	4,003	5,978	5,710	10,540
Employment contracts	14,887	9,009	5,673	205	—
Film liability - active	153,749	88,510	49,533	15,706	—
Film liability - future (c)	170,484	15,396	66,861	65,895	22,332
Programming services (d)	178,817	33,832	61,055	56,398	27,532
Maintenance and support	10,060	3,138	3,679	2,846	397
Network affiliation agreements	78,579	13,339	26,054	25,736	13,450
Other operating contracts	7,182	2,948	2,638	575	1,021
Total contractual cash obligations	$2,858,430	$325,539	$440,690	$404,588	$1,687,613

CONTRACTUAL CASH OBLIGATIONS RELATED TO DISCONTINUED OPERATIONS (e)

	Total	2006	2007-2008	2009-2010	2011 and thereafter
Film liability - active	$1,407	$668	$551	$188	$—
Film liability - future (c)	881	78	326	439	38
Programming services (d)	272	52	108	84	28
Total contractual cash obligations	$2,560	$798	$985	$711	$66

(a)          Includes a one-year estimate of $32.1 million in payments related to contracts that automatically renew.  We have not calculated potential payments for years after 2011.

(b)         Includes interest on fixed rate debt and capital leases.

(c)          Future film liabilities reflect a license agreement for program material that is not yet available for its first showing or telecast and is, therefore, not recorded as an asset or liability on our balance sheet.  Pursuant to SFAS No. 63, Financial Reporting for Broadcasters, an asset and a liability for the rights acquired and obligations incurred under a license agreement are reported on the balance sheet when the cost of each program is known or reasonably determinable, the program material has been accepted by the licensee in accordance with the conditions of the license agreement and the program is available for its first showing or telecast.

(d)         Includes obligations related to rating service fees, music license fees, market research, weather and news services.

(e)          This table represents obligations related to WEMT-TV in Tri-Cities, Tennessee.  On February 8, 2006, we completed the sale of WEMT and are no longer obligated for any future payments presented.

Off Balance Sheet Arrangements

Off balance sheet arrangements as defined by the Securities and Exchange Commission (SEC) include the following four items:  obligations under certain guarantees or contracts; retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangements; obligations under certain derivative arrangements; and obligations under material variable interest.  We have entered into arrangements where we have obligations under certain guarantees or contracts because we believe they will help improve shareholder returns.

In 2003, we entered into option agreements with an unrelated third party to purchase certain license and non-license television broadcast assets of WNAB-TV in Nashville, Tennessee.  On March 25, 2005, we exercised the option agreements to acquire certain license and non-license assets for $5.0 million and $8.3 million, respectively.  On May 31, 2005, we completed the purchase of the non-license broadcast assets.  The closing on the license assets is pending approval by the FCC.   We paid $4.5 million of the license assets exercise price on December 23, 2005.  If the FCC has not granted approval by December 22, 2006, we will be required to pay the remaining $0.5 million to the unrelated third party.

We have determined that WNAB continues to be a variable interest entity (VIE) and that we remain the primary beneficiary of the variable interest as a result of the terms of our outsourcing agreement and our purchase option.  As a result, we continue to consolidate the assets and liabilities of WNAB at their fair values, which have been adjusted to reflect an appraisal prepared in connection with the closing of the non-license assets.  Goodwill and FCC license book values were increased by $5.8 million and $4.2 million, respectively, upon the closing of the non-license assets in May 2005.

On May 26, 2005, we entered into a twelve-month limited scope liquidity assurance with Acrodyne Communications, Inc. (Acrodyne), one of our majority-owned subsidiaries.  Pursuant to this agreement, we will provide Acrodyne sufficient funding to cover any necessary working capital needs through May 25, 2006 should Acrodyne not be able to provide that funding on its own.  The exposure to us in this liquidity assurance cannot be estimated nor can its probability of occurrence be estimated.  In connection with this liquidity assurance, we established a $0.5 million line of credit for Acrodyne.  Interest on any unpaid indebtedness will be calculated on a daily basis at LIBOR plus 225 basis points per annum.  As of December 31, 2005, Acrodyne had borrowed $0.4 million under this line of credit.  We do not believe the liquidity assurance will have a material impact on our consolidated balance sheets, consolidated statements of operations or consolidated statements of cash flows and, therefore, we have not recorded any liability related to it.

The following table reflects a summary of these off balance sheet arrangements as defined by the SEC as of December 31, 2005 and the future periods in which such arrangements may be settled in cash if certain contingent events occur (in thousands):

	Total (a)	2006	2007-2008	2009-2010	2011 and thereafter
Letters of credit	$1,127	$392	$164	$164	$407
Guarantees	31	31	—	—	—
Investments (b)	6,034	6,034	—	—	—
Purchase commitments	2,710	2,520	190	—	—
LMA and outsourcing agreements (c)	45,558	12,717	20,100	9,986	2,755
Total other commercial commitments	$55,460	$21,694	$20,454	$10,150	$3,162

(a)          There are no off balance sheet arrangements related to discontinued operations.

(b)         Commitments to contribute capital to Allegiance Capital, LP, Acrodyne and Sterling Ventures Partners, LP.

(c)          Certain LMAs require us to reimburse the licensee owner their operating costs.  Certain outsourcing agreements require us to pay a fee to another station for providing non-programming services.  The amount will vary each month and accordingly, these amounts were estimated through the date of the agreements’ expiration, based on historical cost experience.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risks

We are exposed to market risk from changes in interest rates.  We enter into derivative instruments primarily for the purpose of reducing the impact of changing interest rates on our floating rate debt and to reduce the impact of changing fair market values on our fixed rate debt.

We account for derivative instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133 (Collectively, SFAS 133).  For additional information on SFAS 133, see Note 8. Derivative Instruments, in the Notes to our Consolidated Financial Statements.

As of December 31, 2005, we held the following derivative instruments (in millions):

						Pro Forma FMV
Notional Amount		Expiration Date	Interest Payable	Interest Receivable	FMV Asset (Liability) (d)	1% Rate Increase (e)	1% Rate Decrease (e)

$375.0	(a)	June 5, 2006	6.25 to 7.00%	LIBOR (c)	$(1.8)	$(1.4)	$(3.4)
$200.0	(a)	June 5, 2006	6.32 to 7.00%	LIBOR (c)	(1.1)	(0.8)	(1.8)
$300.0	(b)	March 12, 2012	LIBOR + 2.28% (c)	8.00%	4.6	(6.9)	13.9
$100.0	(b)	March 12, 2012	LIBOR + 3.095% (c)	8.00%	(1.8)	(6.1)	2.1
					$(0.1)	$(15.2)	$10.8

(a)          These swap agreements do not qualify for hedge accounting treatment under SFAS 133 and, therefore, changes in their fair market values are reflected currently in earnings as an unrealized gain from derivative instruments.  We recorded an unrealized gain related to these instruments of $21.8 million and $29.4 million for the years ended December 31, 2005 and 2004, respectively.  The instrument with a notional amount of $375.0 million was amended on March 2, 2005, resulting in a removal of the termination option by the counterparty.  The instrument with a notional amount of $200.0 million does not contain an option to terminate before it expires.

(b)         These swaps are accounted for as hedges in accordance with SFAS 133; therefore, changes in their fair market values are reflected as adjustments to the carrying value of the underlying debt being hedged.

(c)          Represents a floating rate based on three-month London Interbank Offered Rate (LIBOR).

(d)         The fair market value (FMV) of the interest rate swap agreements is estimated by obtaining quotations from the international financial institutions party to each derivative contract.  The fair value is an estimate of the net amount that we would (pay) receive on December 31, 2005, if we cancelled the contracts or transferred them to other parties.  This amount was a liability of $8.8 million on December 31, 2004 compared to a liability of $0.1 million on December 31, 2005.  This decrease in liability was a result of higher interest rates at the end of 2005 versus 2004.

(e)          Represents the estimated pro forma FMV of each derivative instrument as of December 31, 2005 if current interest rates were higher by 1% or lower by 1%, which indicates the relative sensitivity of these instruments to changes in interest rates.

During May 2003, we completed an issuance of $150.0 million aggregate principal amount of 4.875% Convertible Senior Notes.  Under certain circumstances, we will pay contingent cash interest to the holder of the convertible notes during any six month period from January 15 to July 14 and from July 15 to January 14, commencing with the six month period beginning January 15, 2011.  The contingent interest feature is an embedded derivative which had a negligible fair value as of December 31, 2005.

We are also exposed to risk from a change in interest rates to the extent we are required to refinance existing fixed rate indebtedness at rates higher than those prevailing at the time the existing indebtedness was incurred.  As of December 31, 2005, we had senior subordinated notes totaling $307.4 million and $642.0 million and convertible senior bonds totaling $161.8 million and $150.0 million expiring in the years 2011, 2012, 2012 and 2018, respectively.  Based on the quoted market price, the fair value of the notes and bonds was $1.2 billion as of December 31, 2005.  Generally, the fair market value of the notes will decrease as interest rates rise and increase as interest rates fall.  We estimate that a 1.0% increase from prevailing interest rates would result in a decrease in fair value of the notes by $64.2 million as of December 31, 2005.  The estimates related to the increase or decrease of interest rates are based on assumptions for forecasted future interest rates.

The fair value of the notes and bonds was $1.2 billion as of December 31, 2004 and at that time we estimated that a 1.0% increase in prevailing interest rates would have resulted in a decrease of $67.7 million in fair value.  This indicates that our exposure to risk from a change in interest rates has not materially changed since December 31, 2004.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this item are filed as exhibits to this report, are listed under Item 15(a)(1) and (2) and are incorporated by reference in this report.

ITEM 9.                             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in and/or disagreements with accountants on accounting and financial disclosure during the year ended December 31, 2005.

ITEM 9A.       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2005.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designated to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of December 31, 2005, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2005 based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on our assessment, management believes that as of December 31, 2005, our internal control over financial reporting is effective based on those criteria.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

On October 1, 2005, we substantially completed the implementation of a new fixed asset system that management believes will enhance certain operating efficiencies at all of our locations.  Any changes related to this system have not materially affected, and are not reasonably likely to materially affect, our internal control over financial reporting.  There have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during or subsequent to the quarter ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Sinclair Broadcast Group, Inc.

We have audited management’s assessment, included in the accompanying Report of Management on Sinclair Broadcast Group, Inc.’s Internal Control Over Financial Reporting, that Sinclair Broadcast Group, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Sinclair Broadcast Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Sinclair Broadcast Group, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria.  Also, in our opinion, Sinclair Broadcast Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sinclair Broadcast Group, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 of Sinclair Broadcast Group, Inc. and our report dated March 8, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Baltimore, Maryland

March 8, 2006

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item will be included in our Proxy Statement for the 2006 Annual Meeting of shareholders under the caption, “Directors and Executive Officers”, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2005 and is incorporated by reference in this report.

ITEM 11.       EXECUTIVE COMPENSATION

The information required by this Item will be included in our Proxy Statement for the 2006 Annual Meeting of shareholders under the caption, “Executive Compensation”, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2005 and is incorporated by reference in this report.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in our Proxy Statement for the 2006 Annual Meeting of shareholders under the caption, “Security Ownership Of Certain Beneficial Owners and Management”, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2005 and is incorporated by reference in this report.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item will be included in our Proxy Statement for the 2006 Annual Meeting of shareholders under the caption, “Certain Relationships and Related Transactions”, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2005 and is incorporated by reference in this report.

ITEM 14.       PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be included in our Proxy Statement for the 2006 Annual Meeting of shareholders under the caption, “Principal Accountant Fees and Services”, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2005 and is incorporated by reference in this report.

PART IV

ITEM 15.       EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)  Financial Statements

The following financial statements required by this item are submitted in a separate section beginning on page F-1 of this report.

(a) (2)  Financial Statements Schedules

The following financial statements schedules required by this item are submitted of pages S-1 and S-2 of this Report.

Index to Schedules
Schedule II - Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the accompanying notes.

(a) (3)  Exhibits

The following exhibits are filed with this report:

EXHIBIT NO.	EXHIBIT DESCRIPTION
3.1	Amended and Restated Certificate of Incorporation. (Incorporated by reference from Registrant’s Report on Form 10-Q for the quarter ended June 30, 1998).
3.2	Amended By-Laws of Sinclair Broadcast Group, Inc. (Incorporated by reference from Registrant’s Report on Form 10-K for the year ended December 31, 2004).
4.1

First Supplemental Indenture, dated as of April 4, 2002, among Sinclair Broadcast Group, Inc., the Guarantors named therein and First Union National Bank, as trustee. (Incorporated by reference from Registrant’s Registration Statement on Form S-4 (333-107522) filed on July 31, 2003).

4.2

Second Supplemental Indenture, dated as of July 26, 2002, among Sinclair Broadcast Group, Inc., the Guarantors named therein and Wachovia Bank, National Association (formerly known as First Union National Bank), as trustee. (Incorporated by reference from Registrant’s Registration Statement on Form S-4
(333-107522) filed on July 31, 2003).

4.3

Third Supplemental Indenture, dated as of January 17, 2003, among Sinclair Broadcast Group, Inc., the Guarantors named therein and Wachovia Bank, National Association (formerly known as First Union National Bank), as trustee. (Incorporated by reference from Registrant’s Registration Statement on Form S-4
(333-107522) filed on July 31, 2003).

4.4

Fourth Supplemental Indenture, dated as of May 9, 2003, among Sinclair Broadcast Group, Inc., the Guarantors named therein and Wachovia Bank, National Association (formerly known as First Union National Bank), as trustee. (Incorporated by reference from Registrant’s Registration Statement on Form S-4
(333-107522) filed on July 31, 2003).

4.5

Fifth Supplemental Indenture, dated as of July 17, 2003, among Sinclair Broadcast Group, Inc., the Guarantors named therein and Wachovia Bank, National Association (formerly known as First Union National Bank), as trustee. (Incorporated by reference from Registrant’s Registration Statement on Form S-4 (333-107522) filed on July 31, 2003).

4.6

First Supplemental Indenture, dated as of July 26, 2002, among Sinclair Broadcast Group, Inc., the Guarantors named therein and Wachovia Bank, National Association (formerly known as First Union National Bank), as trustee. (Incorporated by reference from Registrant’s Registration Statement on Form S-4 (333-103681) filed on March 7, 2003).

4.7

Second Supplemental Indenture, dated as of November 8, 2002, among Sinclair Broadcast Group, Inc., the Guarantors named therein and Wachovia Bank, National Association (formerly known as First Union National Bank), as trustee. (Incorporated by reference from Registrant’s Registration Statement on Form S-4
(333-103681) filed on March 7, 2003).

4.8

Indenture, dated as of May 20, 2003, between Sinclair Broadcast Group, Inc. and Wachovia Bank, National Association. (Incorporated by reference from Registrant’s Registration Statement on Form S-4 (333-107522) filed on July 31, 2003).

4.9

Ninth Supplemental Indenture, dated as of May 13, 2005 between Sinclair Broadcast Group, Inc., as Issuer, and Wachovia Bank, National Association, formerly First Union National Bank, as Trustee. (Incorporated by reference from Registrant’s Report on Form 8-K filed on June 21, 2005).

10.1	Lease dated as of September 23, 1993 between Gerstell Development Limited Partnership and WPGH, Inc. (Incorporated by reference from Registrant’s Registration Statement on Form S-1 No. 33-90682).
10.2

Amendment No. 1 to the lease dated as of September 23, 1993 between Gerstell Development Limited Partnership and WPGH, Inc. (Incorporated by reference from Registrant’s Report on Form 10-K for the year ended December 31, 2004).

10.3

Amendment No. 2 to the lease dated as of September 23, 1993 between Gerstell Development Limited Partnership and WPGH, Inc. (Incorporated by reference from Registrant’s Report on Form 10-K for the year ended December 31, 2004).

10.4

Amendment No. 3 to the lease dated as of September 23, 1993 between Gerstell Development Limited Partnership and WPGH, Inc. (Incorporated by reference from Registrant’s Report on Form 10-K for the year ended December 31, 2004).

10.5

Lease Agreement dated as of July 1, 1987 between Cunningham Communications, Inc. and Chesapeake Television, Inc. as amended on July 1, 1997 and July 1, 2005. (Incorporated by reference from Registrant’s Registration Statement on Form S-1 No. 33-69482).

10.6

Lease Agreement dated as of June 1, 1991 between Cunningham Communications, Inc. and Chesapeake Television, Inc. (Incorporated by reference from Registrant’s Registration Statement on Form S-1 No. 33-69482).

10.7

Lease Agreement dated as of April 1, 1992 between Cunningham Communications, Inc. and Chesapeake Television, Inc. (Incorporated by reference from Registrant’s Registration Statement on Form S-1 No.
33-69482).

10.8

Lease dated February 1, 1996 by and between Keyser Investment Group, Inc., a Maryland corporation, and Sinclair Broadcast Group, Inc., a Maryland corporation. (Incorporated by reference from Registrant’s Report on Form 10-K for the year ended December 31, 2004).

10.9

Common Non-Voting Capital Stock Option between Sinclair Broadcast Group, Inc. and William Richard Schmidt, as trustee. (Incorporated by reference from Registrant’s Registration Statement on Form S-1 No.
33-90682).

10.10

Common Non-Voting Capital Stock Option between Sinclair Broadcast Group, Inc. and C. Victoria Woodward, as trustee. (Incorporated by reference from Registrant’s Registration Statement on Form S-1 No.
33-90682).

10.11

Common Non-Voting Capital Stock Option between Sinclair Broadcast Group, Inc. and Dyson Ehrhardt, as trustee. (Incorporated by reference from Registrant’s Registration Statement on Form S-1 No. 33-90682).

10.12

Common Non-Voting Capital Stock Option between Sinclair Broadcast Group, Inc. and Mark Knobloch, as trustee. (Incorporated by reference from Registrant’s Registration Statement on Form S-1 No. 33-90682).

10.13	Incentive Stock Option Plan for Designated Participants. (Incorporated by reference from Registrant’s Registration Statement on Form S-1 No. 33-90682).
10.14	Incentive Stock Option Plan for Sinclair Broadcast Group, Inc. (Incorporated by reference from Registrant’s Registration Statement on Form S-1 No. 33-90682).
10.15

First Amendment to Incentive Stock Option Plan for Sinclair Broadcast Group, Inc., adopted April 10, 1996. (Incorporated by reference from Registrant’s Report on Form 10-K for the year ended December 31, 1996).

10.16

Second Amendment to Incentive Stock Option Plan for Sinclair Broadcast Group, Inc., adopted May 31, 1996. (Incorporated by reference from Registrant’s Report on Form 10-K for the year ended December 31, 1996).

10.17	1996 Long-Term Incentive Plan for Sinclair Broadcast Group, Inc. (Incorporated by reference from Registrant’s Report on Form 10-K for the year ended December 31, 1996).
10.18	First Amendment to 1996 Long-Term Incentive Plan for Sinclair Broadcast Group, Inc. (Incorporated by reference from Registrant’s Proxy Statement on Schedule 14A for the year ended December 31, 1998).
10.19

Employment Agreement by and between Sinclair Broadcast Group, Inc. and Frederick G. Smith, dated June 12, 1998. (Incorporated by reference from Registrant’s Report on Form 10-Q for the quarter ended June 30, 1998).

10.20

Employment Agreement by and between Sinclair Broadcast Group, Inc. and J. Duncan Smith, dated June 12, 1998. (Incorporated by reference from Registrant’s Report on Form 10-Q for the quarter ended June 30, 1998).

10.21

Employment Agreement by and between Sinclair Broadcast Group, Inc, and David B. Amy, dated September 15, 1998. (Incorporated by reference from Registrant’s Report on Form 10-Q for the quarter ended June 30, 1998).

10.22

Credit Agreement dated as of July 15, 2002, between Sinclair Broadcast Group, Inc., the Subsidiary Guarantors party to the Credit Agreement, the Lenders party to the Credit Agreement, and JP Morgan Chase Bank, as Administrative Agent. (Incorporated by reference from Registrant’s Report on Form 10-Q for the quarter ended June 30, 2002).

10.23

Employment Agreement dated as of February 21, 1997, between Sinclair Communications, Inc., a Maryland corporation, and Steven Marks. (Incorporated by reference from Registrant’s Report on Form 10-K for the year ended December 31, 2002).

10.24	Form of Fox Broadcasting Company Station Affiliation Agreement. (Incorporated by reference from Registrant’s Report on Form 10-K for the year ended December 31, 2002).

10.25

Amendment No. 1 dated May 28, 2003 to the Credit Agreement between Sinclair Broadcast Group, Inc., the Subsidiary Guarantors party to the Credit Agreement and JP Morgan Chase Bank, as Administrative Agent thereunder. (Incorporated by reference from Registrant’s Report on Form 8-K filed on May 30, 2003).

10.26

Employment Agreement by and between Sinclair Broadcast Group, Inc. and Barry M. Faber dated August 4, 2004. (Incorporated by reference from Registrant’s Report on Form 10-Q for the quarter ended June 30, 2004).

10.27

First Amended and Restated Credit Agreement dated as of June 25, 2004 between Sinclair Television Group, Inc., the Subsidiary Guarantors party to the Credit Agreement, the Lenders party to the Credit Agreement and JP Morgan Chase Bank, as Administrative Agent. (Incorporated by reference from Registrant’s Report on Form 8-K filed on June 29, 2004).

10.28

Asset Purchase Agreement dated as of December 2, 2004 among CBS Broadcasting, Inc., Sinclair Broadcast Group, Inc., Chesapeake Television, Inc., and SCI-Sacramento Licensee, LLC. (Incorporated by reference from Registrant’s Report on Form 8-K filed on December 3, 2004).

10.29

Beaver Dam Limited Liability Company Operating Agreement dated as of May 30, 1996 by and among David D. Smith, Frederick G. Smith, J. Duncan Smith, Robert E. Smith and Sinclair Broadcast Group, Inc. (Incorporated by reference from Registrant’s Report on Form 8-K filed on December 20, 2004).

10.30

First Amendment to the Operating Agreement and Agreement to Retire dated as of April 18, 1997 by and among Beaver Dam Limited Liability Company, David D. Smith, Frederick G. Smith, J. Duncan Smith, Robert E. Smith and Sinclair Broadcast Group, Inc. (Incorporated by reference from Registrant’s Report on Form 8-K filed on December 20, 2004).

10.31

Second Amendment to the Operating Agreement and Agreement to Redeem Membership Rights dated as of May 6, 1998 by and among Beaver Dam Limited Liability Company, David D. Smith, Frederick G. Smith, J. Duncan Smith, Robert E. Smith and Sinclair Broadcast Group, Inc. (Incorporated by reference from Registrant’s Report on Form 8-K filed on December 20, 2004).

10.32

Agreement of Lease dated as of December 18, 1998 by and between Beaver Dam Limited Liability Company and Sinclair Communications, Inc. (Incorporated by reference from Registrant’s Report on Form 8-K filed on December 20, 2004).

10.33

Agreement of Lease dated as of December 18, 1998 by and between Beaver Dam Limited Liability Company and SBG Group. (Incorporated by reference from Registrant’s Report on Form 8-K filed on December 20, 2004).

10.34

Agreement of Lease dated as of May 25, 2000 by and between Beaver Dam Limited Liability Company and Sinclair Broadcast Group, Inc. (Incorporated by reference from Registrant’s Report on Form 8-K filed on December 20, 2004).

10.35

Agreement of Lease dated as of May 25, 2000 by and between Beaver Dam Limited Liability Company and Sinclair Broadcast Group. (Incorporated by reference from Registrant’s Report on Form 8-K filed on December 20, 2004).

10.36

Agreement of Lease dated as of May 14, 2002 by and between Beaver Dam Limited Liability Company and Sinclair Broadcast Group, Inc. (Incorporated by reference from Registrant’s Report on Form 8-K filed on December 20, 2004).

10.37

Asset Purchase Agreement dated November 12, 2004 among KSMO Licensee, Inc. and Meredith Corporation. (Incorporated by reference from Registrant’s Report on Form 10-K for the year ended December 31, 2004).

10.38

Joint Sales and Shared Services Agreement dated as of November 12, 2004, by and among KSMO Licensee, Inc., a Delaware Corporation, KSMO, Inc., a Maryland Corporation, and Meredith Corporation, an Iowa Corporation. (Incorporated by reference from Registrant’s Report on Form 10-K for the year ended December 31, 2004).

10.39	Form of WB Television Network Affiliation Agreement. (Incorporated by reference from Registrant’s Report on Form 10-K for the year ended December 31, 2004).
10.40	Director Compensation.
10.41	Executive Officer Compensation. (Incorporated by reference from Registrant’s Report on Form 8-K filed on March 15, 2005).
10.42

Employment Agreement by and between Sinclair Broadcast Group, Inc. and Lucy Rutishauser dated March 19, 2001. (Incorporated by reference from Registrant’s Report on Form 10-K/A filed on April 29, 2005).

10.43

Second Amended and Restated Credit Agreement, dated May 12, 2005, between Sinclair Television Group, Inc., the Guarantors Party thereto, the Lenders Party thereto, and JPMorgan Chase Bank N.A., as Administrative Agent. (Incorporated by reference from Registrant’s Report on Form 8-K filed on May 18, 2005).

10.44

Asset Purchase Agreement dated as of May 16, 2005 between Bluestone Television Inc. and Sinclair Properties, LLC. (Incorporated by reference from Registrant’s Report on Form 8-K filed on May 20, 2005).

10.45

Asset Purchase Agreement dated as of May 16, 2005 among Aurora Broadcasting, Inc., Sinclair Properties, LLC, and WEMT Licensee L.P. (Incorporated by reference from Registrant’s Report on Form 8-K filed on May 20, 2005).

10.46

Amendment No. 2, dated as of July 1, 2005 and effective July 1, 2005, by and between Cunningham Communications, Inc. (“Lessor”) and Sinclair Communications, LLC, as successor by merger of Chesapeake Television, Inc. (“Lessee”) to the Lease Agreement (the “Agreement”) between Lessor and Lessee, effective as of July 1, 1987, as amended July 1, 1997. (Incorporated by reference from Registrant’s Report on Form 8-K filed on July 1, 2005).

10.47

Stock Redemption Agreement dated as of August 2, 2005 by and between Sinclair Broadcast Group, Inc. and Atlantic Automotive Corporation. (Incorporated by reference from Registrant’s Report on Form 8-K/A filed on August 8, 2005).

10.48

Stock Purchase Agreement dated as of August 2, 2005 by and among Sinclair Broadcast Group, Inc. and David D. Smith. (Incorporated by reference from Registrant’s Report on Form 8-K/A filed on August 8, 2005).

10.49

First Amendment to FOX Broadcasting Company Station Affiliation Agreement dated August 22, 2005. (Incorporated by reference from Registrant’s Report on Form 10-Q for the quarter ended September 30, 2005).

12	Computation of Ratio of Earnings to Fixed Charges.
21	Subsidiaries of the Registrant.
23	Consent of Independent Public Accountants (Sinclair Broadcast Group, Inc.).
24	Power of Attorney (contained on signature pages hereto).
31.1	Certification by David D. Smith, as Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241).
31.2	Certification by David B. Amy, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241).
32.1	Certification by David D. Smith, as Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).
32.2	Certification by David B. Amy, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).
99	Stockholders’ Agreement dated April 19, 2005 by and among the Smith Brothers. (Incorporated by reference from Registrant’s Report on Form 8-K filed on April 26, 2005).

(b) Exhibits

The exhibits required by this Item are listed under Item 15 (a) (3).

(c) Financial Statements Schedules

The financial statement schedules required by this Item are listed under Item 15 (a) (2).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 16th day of March 2006.

SINCLAIR BROADCAST GROUP, INC.

By:	/s/ David D. Smith
David D. Smith
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below under the heading “Signature” constitutes and appoints David B. Amy as his true and lawful attorney-in-fact each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead in any and all capacities to sign any or all amendments to this 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the SEC, granting unto said attorney-in-fact full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact, or their substitutes, each acting alone, may lawfully do or cause to be done in virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David D. Smith	Chairman of the Board, President and
David D. Smith	Chief Executive Officer	March 16, 2006

/s/ David B. Amy	Executive Vice President and
David B. Amy	Chief Financial Officer	March 16, 2006

/s/ David R. Bochenek	Vice President and
David R. Bochenek	Chief Accounting Officer	March 16, 2006

/s/ Frederick G. Smith
Frederick G. Smith	Director	March 16, 2006

/s/ J. Duncan Smith
J. Duncan Smith	Director	March 16, 2006

/s/ Robert E. Smith
Robert E. Smith	Director	March 16, 2006

/s/ Basil A. Thomas
Basil A. Thomas	Director	March 16, 2006

/s/ Lawrence E. McCanna
Lawrence E. McCanna	Director	March 16, 2006

/s/ Daniel C. Keith
Daniel C. Keith	Director	March 16, 2006

SINCLAIR BROADCAST GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Sinclair Broadcast Group, Inc.

We have audited the accompanying consolidated balance sheets of Sinclair Broadcast Group, Inc. (a Maryland corporation) and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005.  Our audits also included the financial statement schedule listed in the Index at Item 15(a).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sinclair Broadcast Group, Inc. and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Sinclair Broadcast Group, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Baltimore, Maryland

March 8, 2006

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	As of December 31,
	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,655	$10,491
Accounts receivable, net of allowance for doubtful accounts of $4,596 and $4,518, respectively	127,913	132,062
Current portion of program contract costs	51,528	48,805
Income taxes receivable	—	624
Prepaid expenses and other current assets	17,616	17,509
Deferred barter costs	2,027	2,173
Assets held for sale	3,678	103,523
Deferred tax assets	10,591	20,354
Total current assets	223,008	335,541

PROGRAM CONTRACT COSTS, less current portion	36,494	26,951
LOANS TO AFFILIATES	14	13
PROPERTY AND EQUIPMENT, net	304,355	336,538
GOODWILL, net	1,040,234	1,041,452
BROADCAST LICENSES, net	409,620	405,416
DEFINITE-LIVED INTANGIBLE ASSETS, net	224,673	237,324
OTHER ASSETS	47,255	82,428
Total assets	$2,285,653	$2,465,663

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,799	$7,056
Income taxes payable	2,662	—
Accrued liabilities	84,623	77,291
Current portion notes payable, capital leases and commercial bank financing	33,802	43,737
Current portion of notes and capital leases payable to affiliates	4,135	5,209
Current portion of program contracts payable	88,510	112,471
Deferred barter revenues	2,501	2,655
Deferred gain on sale of broadcast assets	3,249	26,129
Liabilities held for sale	1,407	14,698
Total current liabilities	224,688	289,246

LONG-TERM LIABILITIES:
Notes payable, capital leases and commercial bank financing, less current portion	1,426,754	1,571,346
Notes payable and capital leases to affiliates, less current portion	15,152	19,323
Program contracts payable, less current portion	65,239	60,197
Deferred tax liabilities	278,399	216,937
Other long-term liabilities	52,438	80,796
Total liabilities	2,062,670	2,237,845

MINORITY INTEREST IN CONSOLIDATED ENTITIES	966	1,267

SHAREHOLDERS’ EQUITY:
Series D Preferred Stock, $.01 par value, 3,450,000 shares authorized, 0 and 3,337,033 issued and outstanding, respectively	—	33
Class A Common Stock, $.01 par value, 500,000,000 shares authorized, 47,122,407 and 46,018,574 shares issued and outstanding, respectively	471	460
Class B Common Stock, $.01 par value, 140,000,000 shares authorized, 38,348,331 and 39,150,828 shares issued and outstanding, respectively, convertible into Class A Common Stock	383	391
Additional paid-in capital	590,377	752,130
Accumulated deficit	(369,214)	(526,463)
Total shareholders’ equity	222,017	226,551
Total liabilities and shareholders’ equity	$2,285,653	$2,465,663

The accompanying notes are an integral part of these consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(in thousands, except per share data)

	2005	2004	2003
REVENUES:
Station broadcast revenues, net of agency commissions	$614,436	$634,609	$611,893
Revenues realized from station barter arrangements	55,034	57,814	58,845
Other operating divisions’ revenue	22,597	13,054	14,568
Total revenues	692,067	705,477	685,306

OPERATING EXPENSES:
Station production expenses	152,196	154,731	147,626
Station selling, general and administrative expenses	137,586	145,660	130,889
Expenses recognized from station barter arrangements	50,460	53,358	54,105
Amortization of program contract costs and net realizable value adjustments	70,666	89,152	98,378
Stock-based compensation expense	1,701	1,594	1,391
Other operating divisions’ expenses	20,944	14,932	16,375
Depreciation of property and equipment	50,275	48,159	43,563
Corporate general and administrative expenses	20,812	21,160	19,531
Amortization of definite-lived intangible assets and other assets	17,972	18,482	18,735
Total operating expenses	522,612	547,228	530,593
Operating income	169,455	158,249	154,713

OTHER INCOME (EXPENSE):
Interest expense and amortization of debt discount and deferred financing costs	(118,592)	(120,400)	(121,165)
Subsidiary trust minority interest expense	—	—	(11,246)
Interest income	650	191	560
Loss from sale of assets	(80)	(52)	(452)
Loss from extinguishment of debt	(1,021)	(2,453)	(15,187)
Unrealized gain from derivative instruments	21,778	29,388	17,354
(Loss) income from equity and cost investees	(1,426)	1,100	1,193
Gain on insurance settlement	1,193	3,341	—
Impairment of goodwill	—	(44,055)	—
Other income, net	721	894	1,189
Total other expense	(96,777)	(132,046)	(127,754)
Income from continuing operations before income taxes	72,678	26,203	26,959

INCOME TAX PROVISION	(37,063)	(11,522)	(10,817)
Income from continuing operations	35,615	14,681	16,142

DISCONTINUED OPERATIONS:
Income from discontinued operations, net of related income tax provision of $1,644, $5,915 and $3,211, respectively	5,671	9,341	8,250
Gain from discontinued operations, net of related income tax provision of $80,002	146,024	—	—
NET INCOME	187,310	24,022	24,392
PREFERRED STOCK DIVIDENDS	5,004	10,180	10,350
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$182,306	$13,842	$14,042

BASIC AND DILUTED EARNINGS PER SHARE:
Earnings per share from continuing operations	$0.36	$0.05	$0.07
Earnings per share from discontinued operations	$1.78	$0.11	$0.09
Earnings per common share	$2.14	$0.16	$0.16
Weighted average common shares outstanding	85,380	85,590	85,651
Weighted average common and common equivalent shares outstanding	85,389	85,741	85,793
Dividends per common share	$0.300	$0.075	$—

The accompanying notes are an integral part of these consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND OTHER COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(in thousands)

	Series D Preferred Stock	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Deferred Compensation	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
BALANCE, December 31, 2002	$35	$439	$417	$760,478	$(551)	$(547,958)	$(1,680)	$211,180
Dividends paid on Series D Convertible Exchangeable Preferred Stock	—	—	—	—	—	(10,350)	—	(10,350)
Class B Common Stock converted into Class A Common Stock	—	5	(5)	—	—	—	—	—
Stock options exercised	—	2	—	1,429	—	—	—	1,431
Class A Common Stock issued pursuant to employee benefit plans	—	2	—	2,508	—	—	—	2,510
Repurchase of 194,500 shares of Class A Common Stock	—	(2)	—	(1,542)	—	—	—	(1,544)
Amortization of deferred compensation	—	—	—	—	494	—	—	494
Deferred compensation adjustment related to forfeited stock options	—	—	—	(340)	(75)	—	—	(415)
Tax benefit of nonqualifying stock options exercised	—	—	—	187	—	—	—	187
Net income	—	—	—	—	—	24,392	—	24,392
Amortization of derivative instruments, net of tax provision of $608	—	—	—	—	—	—	1,120	1,120
BALANCE, December 31, 2003	$35	$446	$412	$762,720	$(132)	$(533,916)	$(560)	$229,005

Other comprehensive income:
Net income	$—	$—	$—	$—	$—	$24,392	$—	$24,392
Amortization of derivative instruments, net of tax provision of $608	—	—	—	—	—	—	1,120	1,120
Comprehensive income	$—	$—	$—	$—	$—	$24,392	$1,120	$25,512

The accompanying notes are an integral part of these consolidated financial statements.

	Series D Preferred Stock	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Deferred Compensation	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
BALANCE, December 31, 2003	$35	$446	$412	$762,720	$(132)	$(533,916)	$(560)	$229,005
Dividends declared on Class A and Class B Common Stock	—	—	—	—	—	(6,403)	—	(6,403)
Dividends paid on Series D Convertible Exchangeable Preferred Stock	—	—	—	—	—	(10,166)	—	(10,166)
Class A Common Stock issued pursuant to employee benefit plans and stock options exercised	—	3	—	3,509	—	—	—	3,512
Class B Common Stock converted into Class A Common Stock	—	21	(21)	—	—	—	—	—
Repurchase of 970,500 shares of Class A Common Stock	—	(10)	—	(9,540)	—	—	—	(9,550)
Amortization of deferred compensation	—	—	—	—	127	—	—	127
Repurchase of Series D Convertible Exchangeable Preferred Stock	(2)	—	—	(4,750)	—	—	—	(4,752)
Tax benefit of nonqualifying stock options exercised	—	—	—	196	—	—	—	196
Net income	—	—	—	—	—	24,022	—	24,022
Amortization of derivative instruments, net of tax provision of $304	—	—	—	—	—	—	560	560
BALANCE, December 31, 2004	$33	$460	$391	$752,135	$(5)	$(526,463)	$—	$226,551

Other comprehensive income:
Net income	$—	$—	$—	$—	$—	$24,022	$—	$24,022
Amortization of derivative instruments, net of tax provision of $304	—	—	—	—	—	—	560	560
Comprehensive income	$—	$—	$—	$—	$—	$24,022	$560	$24,582

The accompanying notes are an integral part of these consolidated financial statements.

	Series D Preferred Stock	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
BALANCE, December 31, 2004	$33	$460	$391	$752,130	$(526,463)	$—	$226,551
Dividends declared on Class A and Class B Common Stock	—	—	—	—	(25,474)	—	(25,474)
Dividends paid on Series D Convertible Exchangeable Preferred Stock	—	—	—	—	(4,587)	—	(4,587)
Class A Common Stock issued pursuant to employee benefit plans and stock options exercised	—	3	—	2,426	—	—	2,429
Class B Common Stock converted into Class A Common Stock	—	8	(8)	—	—	—	—
Series D Convertible Exchangeable Preferred Stock converted into debt	(33)	—	—	(164,184)	—	—	(164,217)
Amortization of deferred compensation	—	—	—	5	—	—	5
Net income	—	—	—	—	187,310	—	187,310
BALANCE, December 31, 2005	$—	$471	$383	$590,377	$(369,214)	$—	$222,017

The accompanying notes are an integral part of these consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(in thousands)

	2005	2004	2003
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$187,310	$24,022	$24,392
Adjustments to reconcile net income to net cash flows from operating activities:
Amortization of debt premium	(1,081)	(1,081)	(838)
Depreciation and amortization of property and equipment	50,831	50,877	47,023
Recognition of deferred revenue	(4,942)	(4,928)	(4,942)
Accretion of capital leases	638	706	723
Loss (income) from equity and cost investees	1,426	(1,100)	(976)
Loss on sale of property	80	52	517
Gain on sale of broadcast assets related to discontinued operations	(226,026)	—	—
Gain on involuntary conversion, non-cash portion	—	(3,212)	—
Impairment of goodwill	—	44,055	—
Unrealized gain from derivative instruments	(21,778)	(29,388)	(17,354)
Amortization of definite-lived intangible assets and other assets	17,997	19,035	19,288
Amortization of program contract costs and net realizable value adjustments	71,337	94,180	105,082
Amortization of deferred financing costs	2,776	2,839	2,990
Stock-based compensation	1,701	1,906	1,686
Extinguishment of debt, non-cash portion	1,079	1,289	3,705
Amortization of derivative instruments	538	1,098	1,658
Deferred tax provision related to operations	44,579	11,125	17,250
Deferred tax provision related to discontinued operations	36,033	5,828	—
Net effect of change in deferred barter revenues and deferred barter costs	(50)	118	(112)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in accounts receivable, net	2,485	7,477	8,035
Decrease in taxes receivable	624	1,328	36,954
(Increase) decrease in prepaid expenses and other current assets	(1,050)	(3,206)	9,319
Decrease in other long-term assets	5,151	555	3,659
(Decrease) increase in accounts payable and accrued liabilities	(11,687)	4,809	(2,898)
Increase in income taxes payable	908	—	—
(Decrease) increase in other long-term liabilities	(3,390)	(1,380)	(3,298)
Dividends and distributions from equity and cost investees	3,157	3,327	307
Payments on program contracts payable	(104,020)	(110,151)	(105,535)
Increase in minority interest	(77)	(67)	(180)
Net cash flows from operating activities	54,549	120,113	146,455

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(16,673)	(44,881)	(69,531)
Consolidation of variable interest entity	—	239	—
Payments for acquisition of television stations	(15,540)	—	(18,000)
Distribution from equity investments	62	—	—
Investments in equity and cost investees	(970)	(5,549)	(5,699)
Proceeds from the sale of assets	66	39	138
Proceeds from the sale of broadcast assets related to discontinued operations	295,190	28,561	—
Proceeds from the sale of equity investees	21,500	—	—
Proceeds from insurance settlements	1,193	2,521	3,328
Loans to affiliates	(126)	(143)	(1,115)
Proceeds from loans to affiliates	125	1,511	903
Net cash flows from (used in) investing activities	284,827	(17,702)	(89,976)

	2005	2004	2003
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	52,000	533,000	318,336
Repayments of notes payable, commercial bank financing and capital leases	(360,367)	(620,400)	(129,100)
Proceeds from exercise of stock options	178	1,152	1,431
Payments for deferred financing costs	(1,913)	(953)	(7,402)
Dividends paid on Series D Convertible Exchangeable Preferred Stock	(5,004)	(10,180)	(10,350)
Dividends paid on Class A and Class B Common Stock	(19,201)	(4,274)	—
Repurchase of Series D Convertible Exchangeable Preferred Stock	—	(4,752)	—
Repurchase of Class A Common Stock	—	(9,550)	(1,544)
Redemption of High Yield Trust Originated Preferred Securities	—	—	(200,000)
Repayments of notes and capital leases to affiliates	(5,905)	(4,693)	(4,447)
Net cash flows used in financing activities	(340,212)	(120,650)	(33,076)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(836)	(18,239)	23,403
CASH AND CASH EQUIVALENTS, beginning of year	10,491	28,730	5,327
CASH AND CASH EQUIVALENTS, end of year	$9,655	$10,491	$28,730

The accompanying notes are an integral part of these consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.         NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Operations

Sinclair Broadcast Group, Inc. is a diversified television broadcasting company that owns or provides certain programming, operating or sales services to television stations pursuant to broadcasting licenses that are granted by the Federal Communications Commission.  We currently own, provide programming and operating services pursuant to local marketing agreements (LMAs) or provide, or are provided, sales services pursuant to outsourcing agreements to 58 television stations in 36 markets.  For the purpose of this report, these 58 stations are referred to as “our” stations.  We currently have 11 duopoly markets where we own and operate at least two or more stations within the same market.  We have nine LMA markets where, with one exception, we own and operate one station in the market and provide programming and operating services to, or by, another station within the market.  In the remaining 16 markets, we own and operate a single television station.  Our television station group is a single reportable segment for accounting purposes and is diverse in network affiliation with 19 stations affiliated with FOX, 18 with The WB, 10 with ABC, six with UPN, two with CBS and one with NBC.  Two of our stations are not affiliated with any network.  In the fall of 2006, our composition of network affiliates will change as a result of our recent agreement to air MyNetworkTV programming and the recent announcements about the merger of UPN and The WB into a network to be called The CW.  Refer to Note 18. Subsequent Events, for additional information.

Principles of Consolidation

The consolidated financial statements include our accounts and those of our wholly-owned and majority-owned subsidiaries and variable interest entities.  Minority interest represents a minority owner’s proportionate share of the equity in certain of our consolidated entities.  All significant intercompany transactions and account balances have been eliminated in consolidation.  The financial statements for the unrelated third party owner of WNAB-TV in Nashville, Tennessee, a variable interest entity for which we are a primary beneficiary, have been consolidated since March 31, 2004.  (See Variable Interest Entities below.)

Discontinued Operations

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we reported the financial position and results of operations of KOVR-TV in Sacramento, California, KSMO-TV in Kansas City, Missouri and WEMT-TV in Tri-Cities, Tennessee as discontinued operations in the accompanying consolidated balance sheets and consolidated statements of operations.  Discontinued operations have not been segregated in the consolidated statements of cash flows and, therefore, amounts for certain captions will not agree with the accompanying consolidated balance sheets and consolidated statements of operations.  The operating results of KOVR, KSMO and WEMT are not included in our consolidated results from continuing operations for the years ended December 31, 2005, 2004 and 2003.  In accordance with Emerging Issues Task Force Issue No. 87-24, Allocation of Interest to Discontinued Operations, we have allocated $3.6 million, $7.7 million and $6.8 million of interest expense to discontinued operations for years ended December 31, 2005, 2004 and 2003, respectively.  See Note 12. Discontinued Operations, for additional information.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses in the consolidated financial statements and in the disclosures of contingent assets and liabilities.  Actual results could differ from those estimates.

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment (SFAS 123R) as a revision to FASB Statement No. 123, Accounting for Stock-Based Compensation.  We adopted SFAS 123R on January 1, 2006 and we will use the modified prospective transition to account for future share-based payments.  SFAS 123R supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (Opinion 25), and amends FASB Statement No. 95, Statement of Cash Flows.  This standard requires that all share-based payments, including grants of employee stock options and our employee stock purchase plan, be recognized in the income statement as compensation expense based on their fair values.

On April 21, 2005, we accelerated the vesting of 390,039 stock options, which were all of our outstanding unvested options at that time.  We accelerated the vesting of these options to prevent recognizing an expense of approximately $0.8 million (pre-tax) in future periods in accordance with SFAS 123R.  The acceleration of the vesting effectively resulted in a modification to the original options.  In accordance with FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Based Compensation, we recorded an immaterial compensation charge based on the intrinsic value of the awards as measured on the modification date.

SFAS 123R will require us to recognize a compensation charge for our Employee Stock Purchase Plan.  For the years ended December 31, 2005, 2004 and 2003, we estimate that this amount would have been $0.2 million, $0.3 million and $0.4 million, respectively.

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143 (FIN 47), which clarifies the term “conditional asset retirement obligation” as used in SFAS No. 143, Accounting for Asset Retirement Obligations.  FIN 47 is effective for fiscal years ending after December 15, 2005 and we adopted it upon issuance.  FIN 47 provides that an asset retirement obligation is conditional when either the timing and/or method of settling the obligation is conditioned on a future event.  Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated.  Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists.  This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.  The adoption of FIN 47 did not have a material impact on our consolidated balance sheets, consolidated statements of operations or consolidated statements of cash flows.

In June 2005, the Emerging Issues Task Force (EITF) issued EITF No. 05-6, Determining the Amortization Period for Leasehold Improvements (EITF 05-6).  EITF 05-6 addresses the amortization period for leasehold improvements acquired in a business combination or purchased subsequent to the inception of the lease.  EITF 05-6 was effective for reporting periods beginning after July 1, 2005.  The adoption of this pronouncement did not have a material impact on our consolidated balance sheets, consolidated statements of operations or consolidated statements of cash flows.

Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (FIN 46R).  FIN 46R introduces the variable interest entity consolidation model, which determines control and consolidation based on potential variability in gains and losses of the entity being evaluated for consolidation.  We adopted FIN 46R on March 31, 2004.

We have determined that WNAB-TV in Nashville, Tennessee continues to be a variable interest entity (VIE) and that we remain the primary beneficiary of the variable interest as a result of the terms of our outsourcing agreement and the remaining option payment.  As a result, we continue to consolidate the assets and liabilities of WNAB at their fair values, which have been adjusted to reflect an appraisal prepared in connection with the closing of the non-license assets.  Goodwill and FCC license book values were increased by $5.8 million and $4.2 million, respectively, upon the closing of the non-license assets in May 2005.  The consolidated assets of WNAB consist of broadcast licenses of $18.5 million, network affiliation of $2.3 million and property and equipment of $2.9 million.  The consolidation of WNAB did not have a material impact on our statements of operations.  We made payments to the unrelated third party owner of WNAB of $1.7 million and $2.2 million related to our outsourcing agreement for the years ended December 31, 2005 and 2004, respectively.  On January 2, 2003, we made an $18.0 million non-refundable deposit against the purchase price of the put or call options on the non-license assets.  We believe that our maximum exposure to loss as a result of our involvement with WNAB consists of the fees that we pay related to the outsourcing agreement, as well as any payments that we would be required to make under the put options held by the current owner related to the license and non-license assets.  (See Note 10. Commitments and Contingencies.)

On March 25, 2005, we exercised the option agreements to acquire certain license and non-license assets of WNAB for $5.0 million and $8.3 million, respectively.  On May 31, 2005, we completed the purchase of the non-license broadcast assets.  The closing on the license assets is pending approval by the FCC.  We paid $4.5 million of the license asset exercise price on December 23, 2005.  If the FCC has not granted approval by December 22, 2006, we will be required to pay the remaining $0.5 million to the unrelated third party.  On August 25, 2005, the Rainbow/PUSH Coalition filed a petition with the FCC to deny the transfer of the WNAB broadcast license to us.  The FCC is currently in the process of considering the transfer of the broadcast license.  We believe the Rainbow/PUSH petition has no merit.

We have determined that Cunningham Broadcasting Corporation (Cunningham) is a VIE and that we are the primary beneficiary of the variable interests.  We have been consolidating Cunningham’s financial statements since February 1, 2002.

We have determined that we had a variable interest in WTXL-TV in Tallahassee, Florida as a result of the terms of the outsourcing agreement with the unrelated third-party owner of WTXL.  However, we had determined that we were not the primary beneficiary of the variable interests and, therefore, we were not required to consolidate WTXL under the provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entity, an Interpretation of Accounting Research Bulletin No. 51.  As of December 31, 2005, we believed that we did not have a material exposure to loss as a result of our involvement with WTXL.  On February 19, 2006, we terminated our outsourcing agreement with the unrelated third party owner of WTXL.

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

Programming

We have agreements with distributors for the rights to television programming over contract periods, which generally run from one to seven years.  Contract payments are made in installments over terms that are generally equal to or shorter than the contract period.  Each contract is recorded as an asset and a liability at an amount equal to its gross contractual cash commitment when the license period begins and the program is available for its first showing.  The portion of program contracts which becomes payable within one year is reflected as a current liability in the accompanying consolidated balance sheets.

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

Barter Arrangements

Certain program contracts provide for the exchange of advertising airtime in lieu of cash payments for the rights to such programming.  The revenues realized from station barter arrangements are recorded as the programs are aired at the estimated fair value of the advertising airtime given in exchange for the program rights.  Network programming is excluded from these calculations.  Revenues are recorded as revenues realized from station barter arrangements and the corresponding expenses are recorded as expenses recognized from station barter arrangements.

We broadcast certain customers’ advertising in exchange for equipment, merchandise and services.  The estimated fair value of the equipment, merchandise or services received is recorded as deferred barter costs and the corresponding obligation to broadcast advertising is recorded as deferred barter revenues.  The deferred barter costs are expensed or capitalized as they are used, consumed or received and are included in the station production expenses and the station selling, general and administrative expenses, as applicable.  Deferred barter revenues are recognized as the related advertising is aired and are recorded in revenues realized from station barter arrangements.

Other Assets

Other assets as of December 31, 2005 and 2004 consisted of the following (in thousands):

	2005	2004
Equity and cost method investments	$18,934	$44,000
Unamortized costs relating to securities issuances	17,825	17,101
Fair value of derivative instruments	4,628	15,831
Other	5,868	5,496
	$47,255	$82,428

Investments

We use the equity method of accounting for investments in which we have between 20% and 50% ownership interest or when we have significant influence over the operations of the business.  For investments in which we have more than 50% ownership interest, we consolidate the operations and for investments in which we have less than 20% ownership interest, we use the lower of cost or fair market value method of accounting.  See Note 2. Investments, for more information regarding our investments.

Impairment of Long-lived Assets

Under the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), we periodically evaluate our long-lived assets for impairment and will continue to evaluate them as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable.  We evaluate the recoverability of long-lived assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them.  At the time that such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values.  As of December 31, 2005, management believes the carrying amounts of our tangible and definite-lived intangible assets have not been impaired under SFAS 144.

Accrued Liabilities

Accrued liabilities consisted of the following as of December 31, 2005 and 2004 (in thousands):

	2005	2004
Compensation	$14,957	$16,661
Interest	23,821	23,394
Dividends payable	8,547	2,546
Other accruals relating to operating expenses	27,006	23,908
Deferred revenue	10,292	10,782
Total accrued liabilities	$84,623	$77,291

We do not accrue for repair and maintenance activities in advance of planned or unplanned major maintenance activities.  We generally expense these activities when incurred.

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statements carrying amounts and the tax bases of assets and liabilities.  We provide a valuation allowance for deferred tax assets relating to various federal and state net operating losses (NOL) that are carried forward.  As of December 31, 2005, valuation allowances have been provided for a substantial amount of our available federal and state NOLs.  We evaluate the need and extent of a valuation allowance based on the expected timing of the reversals of existing temporary book/tax differences, alternative tax strategies and projected future taxable income.  If we are unable to generate sufficient taxable income, or if there is a material change in our projected taxable income, or if there is a change in our ability to use NOL carryforwards due to changes in federal and state laws, we will make any necessary adjustments to the valuation allowance.  Management periodically performs a comprehensive review of our tax positions and accrues amounts for tax contingencies.  Based on these reviews, the status of ongoing audits and the expiration of applicable statute of limitations, accruals are adjusted as necessary.

Supplemental Information - Statement of Cash Flows

During 2005, 2004 and 2003, we had the following cash transactions (in thousands):

	2005	2004	2003
Income taxes paid related to continuing operations	$781	$1,854	$2,123
Income taxes paid related to sale of discontinued operations	$37,350	$429	$205
Income tax refunds received	$487	$1,462	$40,643
Subsidiary trust minority interest payments	$—	$—	$10,979
Interest paid	$120,163	$130,493	$116,884
Payments related to debt extinguishment	$628	$1,168	$11,482

Non-cash barter and trade revenue and expense are presented in the consolidated statements of operations.  Non-cash transactions related to capital lease obligations were $4.7 million and $2.7 million for the years ended December 31, 2004 and 2003, respectively.  There were no capital lease obligation transactions entered into during 2005.

Local Marketing Agreements

We generally enter into local marketing agreements (LMAs) and similar arrangements with stations located in markets in which we already own and operate a station.  Under the terms of these agreements, we make specified periodic payments to the owner-operator in exchange for the right to program and sell advertising on a specific portion of the station’s inventory of broadcast time.  Nevertheless, as the holder of the FCC license, the owner-operator retains control and responsibility for the operation of the station, including responsibility over all programming content broadcasted on the station.

Included in the accompanying consolidated statements of operations for the years ended December 31, 2005, 2004 and 2003, are net broadcast revenues of $118.6 million, $114.6 million and $101.7 million, respectively, that relate to LMAs.

Outsourcing Agreements

We have entered into outsourcing agreements in which our stations provide, or are provided, various non-programming related services such as sales, operational and managerial services to, or by, other stations.

Revenue Recognition

Advertising revenues, net of agency and national representatives’ commissions, are recognized in the period during which time spots are aired.  All other revenues are recognized as services are provided.  Total revenues include: (i) cash and barter advertising revenues, net of agency and national representatives’ commissions, (ii) retransmission fees, (iii) network compensation, (iv) other broadcast revenues and (v) revenues from our other operating divisions’.

Advertising Expenses

Advertising expenses are recorded in the period when incurred and are included in the station production expenses.  Total advertising expenses from continuing operations, net of advertising co-op credits, were $8.3 million, $9.7 million and $10.4 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Financial Instruments

Financial instruments as of December 31, 2005 and 2004 consisted of cash and cash equivalents, trade accounts receivable, notes receivable (which are included in other current assets), accounts payable, accrued liabilities and notes payable.  The carrying amounts approximate fair value for each of these financial instruments, except for the notes payable.  See Note 5. Notes Payable and Commercial Bank Financing, for additional information regarding the fair value of notes payable.

Pro Forma Information Related to Stock-Based Compensation

As permitted under SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), we measure compensation expense for our stock-based employee compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and provide pro forma disclosures of net income and earnings per share as if the fair value-based method prescribed by SFAS 123 had been applied in measuring compensation expense.

Had compensation expense related to our grants for stock-based compensation plans been determined consistent with SFAS 123, our net income available to common shareholders for these years would approximate the pro forma amounts below (in thousands, except per share data):

	For the Year Ended December 31,
	2005	2004	2003
Net income available to common shareholders	$182,306	$13,842	$14,042
Add: Stock-based employee compensation expense included in net income, net of related tax effects	833	893	835
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,823)	(2,757)	(5,503)
Net income available to common shareholders, pro forma	$181,316	$11,978	$9,374

Basic and diluted earnings per share:
As reported	$2.14	$0.16	$0.16
Pro forma	$2.12	$0.14	$0.11

We have computed for pro forma disclosure purposes the value of all options granted during the years ended December 31, 2005, 2004 and 2003, respectively, using the Black-Scholes option pricing model as prescribed by SFAS 123, using the following weighted average assumptions:

	For the Years Ended December 31,
	2005	2004	2003
Risk-free interest rate	N/A	3.10%	3.00%
Expected lives	N/A	5 years	5 years
Expected volatility	N/A	48%	48%
Dividend yield	N/A	2.2%	—
Weighted average fair value	N/A	$5.48	$4.63

Adjustments are made for options forfeited prior to vesting.  All options were vested as of April 21, 2005.  Therefore, there are not any applicable assumptions to be listed for the year ended December 31, 2005.

Reclassifications

Certain reclassifications have been made to prior years’ consolidated financial statements to conform to the current year’s presentation.

2.         INVESTMENTS:

Allegiance Capital Limited Partnership

As of December 31, 2005 and 2004, we had an 87.5% limited partnership interest in Allegiance Capital Limited Partnership (Allegiance).  Allegiance is a private mezzanine venture capital fund, which invests in the subordinated debt and equity of privately held companies.  The partnership is structured as a debenture Small Business Investment Company (SBIC) and is a federally licensed SBIC.  Since we do not have significant control, but only significant influence, we account for our investment in Allegiance under the equity method of accounting.

Atlantic Automotive Corporation

On May 31, 2005, we entered into an agreement with Auto Properties LLC, an affiliate of Atlantic Automotive Corporation (“Atlantic Automotive,” formerly Summa Holdings, Ltd.) to sell our 17.5% equity interest, or 21.22 shares, in Atlantic Automotive to Auto Properties LLC for approximately $21.5 million in cash.  On August 2, 2005, the agreement between us and Auto Properties LLC was nullified and we entered into new stock purchase agreements with David D. Smith, our President and Chief Executive Officer and Steven B. Fader, an unrelated third party, and entered into a stock redemption agreement with Atlantic Automotive, totaling approximately $21.5 million.  Pursuant to the stock purchase agreements, on August 2, 2005, 9.87 shares were sold to each party for $10.0 million in cash and pursuant to the stock redemption agreements, Atlantic Automotive redeemed the remaining 1.48 shares of our equity interest for $1.5 million in cash.

We have other cost and equity investments in internet technology, transmitter manufacturing and venture capital companies.  Management does not believe that these investments individually, or in the aggregate, are material to the accompanying consolidated financial statements.

In the event that one or more of our investments are significant, we are required to disclose summarized financial information.  The table below presents the unaudited summarized financial information for these investments for the years ended December 31, 2005, 2004 and 2003, respectively (in thousands):

	As of December 31,
	2005	2004
Current assets	$4,502	$230,691
Long-term assets	21,042	158,868
Total assets	$25,544	$389,559

Current liabilities	$324	$206,018
Long-term liabilities	14,838	119,117
Total liabilities	15,162	325,135

Redeemable preferred stock	—	20,000
Minority interests	—	690
Equity	10,382	43,734
Total liabilities and equity	$25,544	$389,559

	For the Years Ended December 31,
	2005	2004	2003
Operating revenue	$673,572	$1,112,778	$904,387
Cost of sales	$564,025	$935,389	$752,212
Operating expenses	$97,252	$154,725	$134,285
Income from continuing operations	$6,682	$19,925	$13,676
Net income	$6,682	$19,450	$10,159

Impairment of Investments

Each quarter, we review our investments for impairment.  For any investments that indicate a potential impairment, we estimate the fair values of those investments using discounted cash flow models, unrelated third party valuations or industry comparables, based on the various facts available to us.  As a result of these reviews, we recorded an impairment of equity investees of $1.5 million and $4.0 million in the consolidated statements of operations for the years ended December 31, 2005 and 2004, respectively.  We did not record an impairment of equity investees during the year ended December 31, 2003.

3.         PROPERTY AND EQUIPMENT:

Property and equipment are stated at cost, less accumulated depreciation.  Depreciation is computed under the straight-line method over the following estimated useful lives:

Buildings and improvements	10 - 30 years
Station equipment	5 - 10 years
Office furniture and equipment	5 - 10 years
Leasehold improvements	10 - 30 years
Automotive equipment	3 - 5 years
Property and equipment under capital leases	Lease term

Property and equipment consisted of the following as of December 31, 2005 and 2004 (in thousands):

	2005	2004
Land and improvements	$16,214	$15,149
Buildings and improvements	75,306	74,140
Station equipment	406,274	406,354
Office furniture and equipment	46,619	44,188
Leasehold improvements	14,268	12,567
Automotive equipment	11,034	10,340
Construction in progress	12,560	16,955
	582,275	579,693
Less: accumulated depreciation	(277,920)	(243,155)
	$304,355	$336,538

Depreciation related to capital leases is included in depreciation expense in the consolidated statements of operations.

In the first quarter of 2003, one of our towers in Charleston, West Virginia collapsed during a severe ice storm.  This tower was insured and we used the insurance settlement to rebuild the tower and to replace the other assets that were destroyed by the collapse.  In the fourth quarter of 2004, we completed substantially all of the construction of the new tower and placed it in service.  At that time, we recognized a gain of $3.3 million, representing amounts received from insurance above the net book value of the old tower.  Of this amount, $0.1 million was related to business interruption insurance recoveries.  In 2005, we recognized a gain of $1.2 million, which represented additional amounts received from the insurance settlement.

4.         GOODWILL AND OTHER INTANGIBLE ASSETS:

SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142) requires that goodwill be tested for impairment at the reporting unit level at least annually.  We have determined that our designated marketing areas (DMAs) are reporting units under SFAS 142.  Annually, we test for impairment by comparing the book value of our reporting units, including goodwill, to the estimated fair value of our reporting units.  We estimate the fair value of our reporting units using a combination of quoted market prices, observed earnings multiples paid for comparable television stations, discounted cash flow models and appraisals.

We tested our goodwill and indefinite-lived intangible assets for impairment as of October 1, 2005, 2004 and 2003 using the step one/step two methodology provided in SFAS 142.  There were no impairment charges recorded for 2005 and 2003 based on the results of such testing.  In 2004, we determined that the carrying value of goodwill of one of our stations exceeded its fair value.  As required, we calculated the fair value of goodwill and, as a result, we recorded a $44.1 million charge called impairment of goodwill in our 2004 consolidated statement of operations.

Definite-lived intangible assets and other assets subject to amortization are being amortized on a straight-line basis over periods of 5 to 25 years.  These amounts result from the acquisition of certain television station non-license assets.  We analyze specific definite-lived intangibles for impairment when events occur that may impact their value.  The following table shows the gross carrying amount and accumulated amortization of intangibles and estimated amortization related to continuing operations (in thousands):

		As of December 31, 2005		As of December 31, 2004
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Amortized intangible assets:
Network affiliation	15-25 years	$249,653	$(83,959)	$250,687	$(74,297)
Decaying advertiser base	15 years	128,603	(83,564)	125,338	(76,617)
Other	5-25 years	39,184	(25,244)	36,395	(24,182)
Total		$417,440	$(192,767)	$412,420	$(175,096)

The amortization expense of the definite-lived intangible assets and other assets for the years ended December 31, 2005, 2004 and 2003 was $18.0 million, $18.5 million and $18.8 million, respectively.  The following table shows the estimated amortization expense of the definite-lived intangible assets and other assets for the next five years (in thousands):

For the year ended December 31, 2006	$17,728
For the year ended December 31, 2007	$17,750
For the year ended December 31, 2008	$17,750
For the year ended December 31, 2009	$17,424
For the year ended December 31, 2010	$15,815

The change in the carrying amount of broadcast licenses related to continuing operations was as follows (in thousands):

	As of December 31,
	2005	2004
Beginning balance	$405,416	$390,980
Consolidation of variable interest entity and other	4,204	14,436
Ending balance	$409,620	$405,416

The change in the carrying amount of goodwill related to continuing operations was as follows (in thousands):

	As of December 31,
	2005	2004
Beginning balance	$1,041,452	$1,085,507
Goodwill impairment charge	—	(44,055)
Consolidation of variable interest entity and other	(1,218)	—
Ending balance	$1,040,234	$1,041,452

Goodwill of $37.3 million related to the sale of KOVR-TV is included in the gain from discontinued operations line for the year ended December 31, 2005 consolidated statement of operations.

5.         NOTES PAYABLE AND COMMERCIAL BANK FINANCING:

Bank Credit Agreement

On July 15, 2002, we closed on a new Bank Credit Agreement, allowing us more operating capacity and liquidity.  The Bank Credit Agreement originally consisted of a $225.0 million Revolving Credit Facility maturing on June 30, 2008 and a $375.0 million Term Loan B Facility maturing on December 31, 2009.  The Bank Credit Agreement contains representations and warranties, and affirmative and negative covenants, including among other restrictions, limitations on additional indebtedness, customary for credit facilities of this type.  On December 31, 2002, we closed on an additional $125.0 million Term Loan Facility maturing on December 31, 2009.  The proceeds from this additional borrowing, together with $125.0 million of our 8% Senior Subordinated Notes due 2012 and cash on hand, were used to redeem our 8.75% Senior Subordinated Notes due 2007.

On June 25, 2004, we amended and restated our Bank Credit Agreement, lowering our annual interest rate.  As part of the amendment, we fully redeemed our $460.9 million Term Loan B Facility with borrowings under our revolving credit facility and with a lower priced $150.0 million Term Loan A and $250.0 million Term Loan C Facilities.

As a result of amending the Bank Credit Agreement, during 2004, we incurred debt acquisition costs of $1.8 million and recognized a loss of $2.5 million.  This loss represents the write-off of certain debt acquisition costs associated with indebtedness replaced by the new facilities.  The loss was computed in accordance with EITF No. 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments (EITF 96-19).

On May 12, 2005, we amended and restated the Bank Credit Agreement, lowering our annual interest rate.  The Bank Credit Agreement in effect on December 31, 2005, includes a Term Loan A Facility (the Term Loan) of $100.0 million and a Revolving Credit Facility (the Revolver) of $175.0 million maturing on December 31, 2011 and June 30, 2011, respectively.  As part of the amendment, we fully redeemed our $150.0 million Term Loan A Facility and $250.0 million Term Loan C Facility with proceeds from the sale of KOVR-TV in Sacramento, California, cash on hand and the new $100.0 million Term Loan.

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

Availability under the Revolver does not reduce incrementally and terminates at maturity.  We are required to repay the Term Loan and reduce the Revolver with: (i) 100% of the net proceeds of any casualty loss or condemnation and (ii) 100% of the net proceeds of any sale or other disposition of our assets in excess of $5.0 million in the aggregate in any 12 month period, to the extent not used to acquire new assets.

The Bank Credit Agreement is not publicly traded on a market; therefore, it is not practicable for us to calculate the fair value associated with this financial instrument.  The weighted average interest rates of the Term Loan for the year and the month ended December 31, 2005 were 4.64% and 5.78%, respectively.  The weighted average interest rates of the Bank Credit Agreement for the year and the month ended December 31, 2004, were 3.48% and 4.17%, respectively.  During 2005, 2004 and 2003, the interest expense relating to the Bank Credit Agreement was $9.3 million, $16.0 million and $18.0 million, respectively.

8.75% Senior Subordinated Notes Due 2011

In December 2001, we completed an issuance of $310.0 million aggregate principal amount of 8.75% Senior Subordinated Notes (the 2001 Notes), due 2011.  We received net proceeds of $306.2 million.  The net proceeds of this offering were utilized to repay the 10% Senior Subordinated Notes due 2005.  Interest on the 2001 Notes is paid semiannually on June 15 and December 15 of each year.  The 2001 Notes were issued under an indenture among us, our subsidiaries (the guarantors) and the trustee.  Costs associated with the offering totaled $4.1 million, including an underwriting discount of $3.8 million.  These costs were capitalized and are being amortized over the life of the debt.

During 2005, we repurchased, in the open market, $2.6 million of the 2001 Notes at face value.  The $0.2 million in costs related to these repurchases have been recorded as a loss from extinguishment of debt in our consolidated statements of operations.

Interest expense was $27.0 million, $27.1 million and $27.1 million for the years ended December 31, 2005, 2004 and 2003, respectively.  Based on the quoted market price, the fair value of the 2001 Notes as of December 31, 2005 and 2004 was $324.3 million and $338.5 million, respectively.

8% Senior Subordinated Notes Due 2012

In March 2002, we completed an issuance of $300.0 million aggregate principal amount of 8% Senior Subordinated Notes due 2012 (the 2002 Notes), generating gross proceeds to us of $300.0 million.  The gross proceeds of this offering were utilized to repay $300.0 million of the Term Loan Facility.  Interest on the 2002 Notes is paid semiannually on March 15 and September 15 of each year, beginning September 15, 2002.  The 2002 Notes were issued under an indenture among us, certain of our subsidiaries (the guarantors) and the trustee.  Net costs associated with the offering totaled $3.4 million.  These costs were capitalized and are being amortized to interest expense over the life of the debt.

On November 8, 2002, we completed an add-on issuance of $125.0 million aggregate principal amount of the 2002 Notes at a price of 100.5% of par, plus accrued interest from September 15, 2002 to November 7, 2002.  We received approximately $125.8 million, net of discount and commission and estimated expenses of the offering of $1.9 million, from the sale of the notes.  We used the net proceeds together with available cash on hand and a draw down of $10.0 million on the revolving line of credit under the Bank Credit Agreement, to redeem our existing 9% Senior Subordinated Notes due 1997, including an early redemption premium of $9.0 million and accrued interest of $7.2 million.  Net costs associated with the offering totaled $1.6 million.  These costs were capitalized and are being amortized to interest expense over the life of the debt.

On December 31, 2002, we completed an add-on issuance of $125.0 million aggregate principal amount of the 2002 Notes at a premium of $3.8 million.  We received net proceeds of approximately $130.4 million from the sale of the notes.  We used the net proceeds together with additional funding from our term loan of $125.0 million, a draw down of $7.0 million on the revolving line of credit under the Bank Credit Agreement and available cash on hand of $0.2 million, to redeem our existing 8.75% Senior Subordinated Notes due 2007, including an early redemption premium of $10.9 million.  Net costs associated with the offering totaled $1.7 million.  Of these costs, $1.3 million was capitalized and is being amortized to interest expense over the life of the debt.

On May 29, 2003, we completed an add-on issuance of $100.0 million aggregate principal amount of the 2002 Notes.  The Notes were issued at a price of $105.3359 plus accrued interest from March 15, 2003 to May 28, 2003, yielding a rate of 7.00%.  We used the net proceeds, along with the net proceeds received in connection with our issuance of $150.0 million of Convertible Senior Subordinated Notes due 2018, to finance the redemption of the 11.625% High Yield Trust Originated Preferred Securities due 2009 and for general corporate purposes.  Net costs associated with the offering totaled $1.3 million.  These costs were capitalized and are being amortized to interest expense over the life of the debt.

During 2005, we repurchased, in the open market, $8.0 million of the 2002 Notes at face value.  The $0.1 million in costs related to these repurchases have been recorded as a loss from extinguishment of debt in our consolidated statements of operations.

Interest expense was $51.7 million, $52.0 million and $48.6 million for the years ended December 31, 2005, 2004 and 2003, respectively.  Based on the quoted market price, the fair market value of the 2002 Notes was $654.8 million at December 31, 2005 and $692.3 million at December 31, 2004.

6% Convertible Debentures Due 2012

On June 15, 2005, we completed an exchange of our Series D Convertible Exchangeable Preferred Stock (the Preferred Stock) into Convertible Debentures.  Pursuant to the terms of the Preferred Stock, a holder of the Preferred Stock received $1,000 principal amount of Convertible Debentures for each $1,000 of liquidation preference of Preferred Stock held by such holder at the Exchange Date, plus accrued but unpaid dividends through the Exchange Date.  Therefore, the annual interest payments are consistent with the annual dividend payments of the Preferred Stock.

The Convertible Debentures mature September 15, 2012, and bear interest at a rate of 6.0% per annum, payable quarterly on each March 15, June 15, September 15 and December 15, beginning September 15, 2005.  The Convertible Debentures are convertible into Class A Common Stock on substantially the same conversion terms as the Preferred Stock.  Net costs associated with the exchange totaled $0.1 million and these costs were capitalized and are being amortized as interest expense over the life of the debt.  Additionally, $2.6 million of the costs associated with the original issuance of the Preferred Stock has been recharacterized as deferred financing costs and is being amortized as interest expense over the life of the debt.

During 2005, we repurchased, in the open market, $5.0 million of the Convertible Debentures at a discount.  The $0.6 million discount related to these repurchases has been recorded as a gain from extinguishment of debt, net of expenses, in our consolidated statements of operations.

Interest expense for the Convertible Debentures was $5.4 million for the year ended December 31, 2005.  Based on the quoted market price, the fair value of the Convertible Debentures as of December 31, 2005, was $140.0 million.

4.875% Convertible Senior Subordinated Notes Due 2018

During May 2003, we completed a private placement of $150.0 million aggregate principal amount of 4.875% Convertible Senior Subordinated Notes due 2018 (Convertible Notes).  The Convertible Notes were issued at par, mature on July 15, 2018, and have the following characteristics:

•                  the notes are convertible into shares of our Class A Common Stock at the option of the holder upon certain circumstances.  The conversion price is $22.37 until March 31, 2011, at which time the conversion price increases quarterly until reaching $28.07 on July 15, 2018;

•                  the notes may be put to us at par on January 15, 2011 or called thereafter by us;

•                  the notes bear cash interest at an annual rate of 4.875% until January 15, 2011 and bear cash interest at an annual rate of 2.00% from January 15, 2011 through maturity;

•                  the principal amount of the notes will accrete to 125.66% of the original par amount from January 15, 2011 to maturity so that when combined with the cash interest, the yield to maturity of the notes will be 4.875% per year; and

•                  under certain circumstances, we will pay contingent cash interest to the holders of the Convertible Notes during any six month period from January 15 to July 14 and from July 15 to January 14, commencing with the six month period beginning January 15, 2011.  This contingent cash interest feature is an embedded derivative which had a negligible fair value as of December 31, 2005.

We used the net proceeds, along with the net proceeds from the issuance on May 29, 2003 of $100.0 million of the 2002 Notes to finance the redemption of the 11.625% High Yield Trust Originated Preferred Securities due 2009, to repay outstanding debt under our Bank Credit Agreement and for general corporate purposes.  Net costs associated with the offering totaled $4.6 million.  These costs were capitalized and are being amortized as interest expense over the life of the debt.

Interest expense was $7.3 million, $7.3 million and $4.5 million for the years ended December 31, 2005, 2004 and 2003, respectively.  Based on the quoted market price, the fair market value of the Convertible Notes was $129.4 million at December 31, 2005 and $143.7 million at December 31, 2004.

Summary

Notes payable, capital leases and the Bank Credit Agreement consisted of the following as of December 31, 2005 and 2004 (in thousands):

	2005	2004
Bank Credit Agreement, Term Loan	$100,000	$400,000
Bank Credit Agreement, Revolving Credit Facility	7,500	—
8.75% Senior Subordinated Notes, due 2011	307,400	310,000
Note payable of consolidated variable interest entity (Cunningham)	33,500	33,500
8% Senior Subordinated Notes, due 2012	642,000	650,000
6% Convertible Debentures, due 2012	161,812	—
4.875% Convertible Senior Subordinated Notes, due 2018	150,000	150,000
Capital leases	49,692	49,370
Installment note for certain real estate, interest at 8%	27	39
	1,451,931	1,592,909
Plus: Premium on 8% Senior Subordinated Notes, due 2012	6,711	7,792
Plus: SFAS No. 133 derivatives, net	1,914	14,382
Less: Current portion	(33,802)	(43,737)
	$1,426,754	$1,571,346

Depreciation related to capital leases is included in depreciation expense in the consolidated statements of operations.

Indebtedness under the notes payable, capital leases and the Bank Credit Agreement as of December 31, 2005 matures as follows (in thousands):

	Notes and Bank Credit Agreement	Capital Leases	Total
2006	$33,513	$4,497	$38,007
2007	3,764	4,652	8,414
2008	5,000	4,809	9,808
2009	12,500	4,969	17,464
2010	15,000	5,144	20,039
2011 and thereafter	1,332,462	97,924	1,430,494
Total minimum payments	1,402,239	121,995	1,524,234
Plus: Premium on 8% Senior Subordinated Notes, due 2012	6,711	—	6,711
Plus: SFAS No. 133 derivatives, net	1,914	—	1,914
Less: Amount representing interest	—	(72,303)	(72,303)
	$1,410,864	$49,692	$1,460,556

Substantially all of our stock in our wholly-owned subsidiaries has been pledged as security for the Bank Credit Agreement.

As of December 31, 2005, we had 25 capital leases with non-affiliates, including 24 tower leases and one building lease.  All of our tower leases will expire within the next 30 years and the building lease will expire within the next 10 years.  Most of our leases have 5-10 year renewal options and it is expected that these leases will be renewed or replaced within the normal course of business.  For more information related to our affiliate notes and capital leases, see Note 11. Related Party Transactions.

6.         PROGRAM CONTRACTS PAYABLE:

Future payments required under program contracts payable as of December 31, 2005 were as follows (in thousands):

	Program Contracts Payable
	Continuing Operations	Liabilities Held for Sale	Total
2006	$88,510	$668	$89,178
2007	26,900	285	27,185
2008	22,633	266	22,899
2009	15,706	188	15,894
Total	153,749	1,407	155,156
Less: Current portion	(88,510)	(668)	(89,178)
Long-term portion of program contracts payable	$65,239	$739	$65,978

Included in the current portion amounts are payments due in arrears of $25.5 million, of which $0.2 million relates to WEMT-TV and has been recorded as liabilities held for sale on our consolidated balance sheets.  In addition, we have entered into non-cancelable commitments for future program rights aggregating $171.4 million, of which $0.09 million relates to WEMT.

We perform a net realizable value calculation quarterly for each of our non-cancelable commitments in accordance with SFAS No. 63, Financial Reporting for Broadcasters.  We utilize sales information to estimate the future revenue of each commitment and measure that amount against the commitment.  If the estimated future revenue is less than the amount of the commitment, a loss is recorded.

We estimated the fair value of our program contracts payable and non-cancelable commitments at approximately $143.7 million and $142.9 million, respectively, as of December 31, 2005, and $176.7 million and $165.1 million, respectively, as of December 31, 2004.  These estimates were based on future cash payments discounted at our current borrowing rate and include program contracts payables and non-cancelable commitments of our station, WEMT, that are held for sale.

7.                          COMPANY OBLIGATED MANDITORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST, COMMON STOCK AND PREFERRED STOCK:

1997 Offering of Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust

In March 1997, we completed a private placement of $200.0 million aggregate liquidation value of 11.625% High Yield Trust Offered Preferred Securities (HYTOPS) of our subsidiary trust, Sinclair Capital.  The HYTOPS were issued March 12, 1997, mature March 15, 2009, and provided for quarterly distributions to be paid in arrears beginning June 15, 1997.  The HYTOPS were sold to “qualified institutional buyers” (as defined in Rule 144A under the Securities Act of 1933, as amended) and a limited number of institutional “accredited investors” and the offering was exempt from registration under the Securities Act of 1933, as amended (the Securities Act), pursuant to Section 4(2) of the Securities Act and Rule 144A thereunder.  We utilized $135.0 million of the approximately $192.8 million net proceeds of the private placement to repay outstanding debt and retained the remainder for general corporate purposes.  Annual preferred dividends, paid to the holders of HYTOPS, were recorded as subsidiary trust minority interest expense in the accompanying consolidated financial statements and were $11.0 million for the year ended December 31, 2003.

On June 20, 2003, we redeemed the $200.0 million aggregate principal amount of the 11.625% HYTOPS.  The redemption occurred through the issuance on May 29, 2003 of 8% Senior Subordinated Notes due 2012 and the Convertible Notes.  We recognized a loss on debt extinguishment of $15.2 million consisting of a $9.3 million call premium, a write-off of the previous deferred financing costs of $3.7 million and other fees of $2.2 million.

Common Stock

Holders of Class A Common Stock are entitled to one vote per share and holders of Class B Common Stock are entitled to ten votes per share, except for votes relating to “going private” and certain other transactions.  The Class A Common Stock and the Class B Common Stock vote together as a single class, except as otherwise may be required by Maryland law, on all matters presented for a vote.  Holders of Class B Common Stock may at any time convert their shares into the same number of shares of Class A Common Stock.  During 2005 and 2004, 802,496 and 2,062,825 Class B Common Stock shares were converted into Class A Common Stock shares, respectively.

In May 2004, we declared a quarterly cash dividend on our common stock for the first time in our company’s history. For the quarters ended June 30, 2004, September 30, 2004 and December 31, 2004, we paid dividends of $0.025 per share on our common stock.  During 2005, the Board of Directors voted to increase the dividend on three occasions.  The dividends declared were as follows:

For the quarter ended	Quarterly Dividend Per Share	Annual Dividend Per Share	Date dividends were paid
March 31, 2005	$0.050	$0.200	April 15, 2005
June 30, 2005	$0.075	$0.300	July 15, 2005
September 30, 2005	$0.075	$0.300	October 14, 2005
December 31, 2005	$0.100	$0.400	January 13, 2006

Preferred Stock

During 1997, we completed a public offering of 3,450,000 shares of Series D Convertible Exchangeable Preferred Stock (the Preferred Stock).  During 2004, we repurchased 112,967 shares of the Preferred Stock so that on December 31, 2004, 3,337,033 shares were outstanding.  The Preferred Stock had a liquidation preference of $50 per share and a stated cumulative dividend of $3.00 per share payable quarterly out of legally available funds and was convertible into shares of Class A Common Stock at the option of the holders thereof at a conversion price of $22.813 per share, subject to adjustment.

On June 15, 2005, we completed an exchange of the Preferred Stock into 6% Convertible Debentures.  Pursuant to the terms of the Preferred Stock, a holder of the Preferred Stock received $1,000 principal amount of Convertible Debentures for each $1,000 of liquidation preference of Preferred Stock held by such holder at the Exchange Date, plus accrued but unpaid dividends through the Exchange Date.  See Note 5. Notes Payable and Commercial Bank Financing, for further description of the 6% Convertible Debentures.

8.         DERIVATIVE INSTRUMENTS:

We enter into derivative instruments primarily to reduce the impact of changing interest rates on our floating rate debt and to reduce the impact of changing fair market values on our fixed rate debt.

Statement of Financial Accounting Standard No. 133

In accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133 (Collectively, SFAS 133), our losses resulting from prior year terminations of fixed to floating interest rate agreements are reflected as a discount on our fixed rate debt and were being amortized to interest expense through December 15, 2007, the original expiration date of the terminated swap agreements.  For each of the years ended December 31, 2005, 2004 and 2003, amortization of the discount of $0.5 million was recorded as interest expense.

Also in accordance with SFAS 133, the deferred net losses in prior years related to terminations of floating to fixed interest rate swap agreements are reflected as other comprehensive loss, net of tax effect, and were being amortized to interest expense through June 3, 2004, the expiration dates of the terminated swap agreements.  For the years ended December 31, 2004 and 2003, we amortized $0.9 million and $1.7 million, respectively, from accumulated other comprehensive loss and deferred tax asset to interest expense.  The deferred net losses were fully amortized as of June 3, 2004.

Interest Rate Derivative Instruments

As of December 31, 2005, we held the following derivative instruments (in millions):

Notional Amount		Expiration Date	Interest Payable	Interest Receivable		FMV Asset (Liability) (d)

$375.0	(a)	June 5, 2006	6.25 to 7.00%	LIBOR	(c)	$(1.8)
$200.0	(a)	June 5, 2006	6.32 to 7.00%	LIBOR	(c)	$(1.1)
$300.0	(b)	March 12, 2012	LIBOR + 2.28% (c)	8.00%		$4.6
$100.0	(b)	March 12, 2012	LIBOR + 3.095% (c)	8.00%		$(1.8)
						$(0.1)

(a)          These swap agreements do not qualify for hedge accounting treatment under SFAS 133; therefore, changes in their fair market values are reflected currently in earnings as an unrealized gain from derivative instruments.  We recorded an unrealized gain related to these instruments of $21.8 million, $29.4 million and $17.4 million for the years ended December 31, 2005, 2004 and 2003, respectively.  The instrument with a notional amount of $375.0 million was amended on March 2, 2005, resulting in a removal of termination option by the counterparty.  The instrument with a notional amount of $200.0 million does not have an option to terminate before it expires.

(b)         These swaps are accounted for as fair value hedges in accordance with SFAS 133; therefore, changes in their fair market values are reflected as adjustments to the carrying value of the underlying debt being hedged.

(c)          Represents a floating rate based on three-month London Interbank Offered Rate (LIBOR).

(d)         The fair market value (FMV) of the interest rate swap agreements is estimated by obtaining quotations from the international financial institution party to each derivative contract.  The fair value is an estimate of the net amount that we would (pay) receive on December 31, 2005, if we cancelled the contracts or transferred them to other parties.  This amount was a liability of $0.1 million on December 31, 2005 compared to a liability of $8.8 million on December 31, 2004.  This decrease in liability was a result of higher interest rates at the end of 2005 versus 2004.

During May 2003, we completed an issuance of $150.0 million aggregate principal amount of 4.875% Convertible Senior Notes.  Under certain circumstances, we will pay contingent cash interest to the holder of the convertible notes during any six month period from January 15 to July 14 and from July 15 to January 14, commencing with the six month period beginning January 15, 2011.  The contingent cash interest feature is an embedded derivative which had a negligible fair value as of December 31, 2005.

9.         INCOME TAXES:

We file a consolidated federal income tax return and separate company state tax returns.  The provision for income taxes consisted of the following for the years ended December 31, 2005, 2004 and 2003 (in thousands):

	2005	2004	2003
Provision for income taxes - continuing operations	$37,063	$11,522	$10,817
Provision for income taxes - discontinued operations	1,644	5,915	3,211
Provision for income taxes - sale of discontinued operations	80,002	—	—
	$118,709	$17,437	$14,028
Current:
Federal	$38,941	$173	$(1,176)
State	(844)	310	(2,046)
	38,097	483	(3,222)
Deferred:
Federal	72,811	15,908	16,424
State	7,801	1,046	826
	80,612	16,954	17,250
	$118,709	$17,437	$14,028

The following is a reconciliation of federal income taxes at the applicable statutory rate to the recorded provision from continuing operations:

	2005	2004	2003
Statutory federal income taxes	35.0%	35.0%	35.0%
Adjustments-
State income and franchise taxes, net of federal effect	0.3%	1.9%	1.4%
Non-deductible expense items	5.7%	6.4%	5.2%
Change in Ohio tax law	(7.2)%	—	—
Effect of corporate restructuring on state NOL’s	15.2%	—	—
Other	2.0%	0.7%	(1.5)%
Provision for income taxes	51.0%	44.0%	40.1%

Temporary differences between the financial reporting carrying amounts and the tax basis of assets and liabilities give rise to deferred taxes.  Total deferred tax assets and deferred tax liabilities as of December 31, 2005 and 2004 were as follows (in thousands):

	2005	2004
Current and Long-Term Deferred Tax Assets:
Net operating losses	$98,552	$143,545
Other	23,041	33,756
	121,593	177,301
Valuation allowance for deferred tax assets	(87,532)	(89,131)
Total deferred tax assets	$34,061	$88,170

Current and Long-Term Deferred Tax Liabilities
FCC license	$(61,278)	$(52,139)
Parent Preferred Stock	(25,833)	(25,833)
Fixed assets and intangibles	(202,796)	(199,948)
Variable interest entities’ net deferred tax liabilities	(1,520)	(305)
Other	(10,442)	(6,528)
Total deferred tax liabilities	(301,869)	(284,753)

Net tax liabilities	$(267,808)	$(196,583)

Our remaining federal and state net operating losses will expire during various years from 2006 to 2025 and, in certain cases, are subject to annual limitations under Internal Revenue Code Section 382 or under Treasury Regulation 1.1502-21 and similar state provisions.  The tax effects of these net operating losses are recorded in the deferred tax accounts in the accompanying consolidated balance sheets.  During the year ended December 31, 2005, we realized a one-time loss of certain state net operating losses, net of applicable valuation allowances, resulting from a corporate restructuring and recorded a reduction of deferred tax assets through our deferred tax provision from continuing operations.

We establish valuation allowances in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes.  A valuation allowance has been provided for deferred tax assets relating to various federal and state net operating losses that are carried forward based on expected timing of the reversals of existing temporary book/tax basis differences, alternative tax strategies and projected future taxable income.  Although realization is not assured for the remaining deferred tax assets, we believe it is more likely than not that they will be realized in the future.

We adjusted the net deferred tax liabilities for changes in enacted state tax rates, where applicable.  The total amount of the adjustments did not have a significant impact on our consolidated balance sheets, consolidated statements of operations or consolidated statements of cash flows, except for the Ohio tax law change.  On June 30, 2005, the Governor of the state of Ohio signed the Ohio Biennial Budget Bill.  The bill replaces the Ohio income and franchise tax with a commercial activity tax, among other changes in Ohio law.  As a result, we recorded a deferred tax benefit of $5.2 million for continuing operations to reflect an adjustment to our net deferred tax liabilities.

Management periodically performs a comprehensive review of our tax positions and accrues amounts for tax contingencies.  Based on these reviews, the status of on-going audits and the expiration of applicable statute of limitations, accruals are adjusted as necessary.  The resolution of audits is unpredictable and could result in tax liabilities that are significantly higher or lower than for what we have provided.  Amounts accrued for these tax matters are included in long-term liabilities in our consolidated balance sheets.  We believe that adequate accruals have been provided for all years.

10.      COMMITMENTS AND CONTINGENCIES:

Litigation

We are a party to lawsuits and claims from time to time in the ordinary course of business.  Actions currently pending are in various preliminary stages and no judgments or decisions have been rendered by hearing boards or courts in connection with such actions.  After reviewing developments to date with legal counsel, our management is of the opinion that the outcome of our pending and threatened matters will not have a material adverse effect on our consolidated balance sheets, consolidated statements of operations or consolidated statements of cash flows.

Subsequent to our airing a news program in 2004, POW Story: Politics, Pressure and the Media, certain parties filed formal complaints against us and certain of our employees and directors with the Federal Election Commission (FEC).  On June 13, 2005, the FEC concluded unanimously that neither we nor our employees or directors violated any campaign finance laws and that our broadcast activities were protected by “press exemption.”

FCC License Renewals

In 2004, we filed with the FCC an application for the license renewal of WBFF-TV in Baltimore, Maryland.  Subsequently, an individual named Richard D’Amato filed a petition to deny the application.  In 2004, we also filed with the FCC applications for the license renewal of television stations: WXLV-TV, Winston-Salem, North Carolina; WUPN-TV, Greensboro, North Carolina; WLFL-TV, Raleigh/Durham, North Carolina; WRDC-TV, Raleigh/Durham, North Carolina; WLOS-TV, Asheville, North Carolina and WMMP-TV, Charleston, South Carolina.  An organization calling itself “Free Press” filed a petition to deny the renewal applications of these stations and also the renewal applications of two other stations in those markets: WTAT-TV, Charleston, South Carolina and WBSC-TV, Anderson, South Carolina; that we program pursuant to LMAs.  Several individuals and an organization named “Sinclair Media Watch” also filed informal objections to the license renewal applications of WLOS and WBSC, raising essentially the same arguments presented in the Free Press petition.  The FCC is currently in the process of considering these renewal applications and we believe the objections have no merit.

On August 1, 2005, we filed applications with the FCC requesting renewal of the broadcast licenses for WICS-TV and WICD-TV in Springfield/Champaign, Illinois.  Subsequently, various viewers filed informal objections requesting that the FCC deny these renewal applications.  Also on August 1, 2005, we filed applications with the FCC requesting renewal of the broadcast licenses for WCGV-TV and WVTV-TV in Milwaukee, Wisconsin.  On November 1, 2005, the Milwaukee Public Interest Media Coalition filed a petition with the FCC to deny these renewal applications.  On September 30, 2005, we filed an application with the FCC for the renewal of the broadcast license for KGAN-TV in Cedar Rapids, Iowa.  On December 28, 2005, an organization calling itself “Iowans for Better Local Television” filed a petition to deny that application.  The FCC is currently in the process of considering these renewal applications and we believe the objections and petitions requesting denial have no merit.

Other FCC Adjudicatory Proceedings

On July 21, 2005, we filed with the FCC an application to acquire WNAB-TV in Nashville, Tennessee.  The Rainbow/PUSH Coalition filed a petition to deny that application and also requested that the FCC initiate a hearing to investigate whether WNAB was improperly operated with WZTV-TV and WUXP-TV, two of our stations located in the same market as WNAB.  That proceeding is currently pending and we believe the petition has no merit.

On October 12, 2004, the FCC issued a Notice of Apparent Liability for Forfeiture (NAL) in the amount of $7,000 per station to virtually every FOX station, including the 15 FOX affiliates presently licensed to us, the four FOX affiliates programmed by us and one FOX affiliate we sold in 2005.  The NAL alleged that the stations broadcast indecent material contained in an episode of a FOX network program that aired on April 7, 2003.  We, as well as the other parties including the FOX network, filed oppositions to the NAL.  That proceeding is still pending.  Although we cannot predict the outcome of that proceeding or the effect of any adverse outcome on the stations’ license renewal applications, the FOX network has agreed to indemnify its affiliates for the full amount of this liability, if any.

Operating Leases

We have entered into operating leases for certain property and equipment under terms ranging from three to ten years.  The rent expense from continuing operations under these leases, as well as certain leases under month-to-month arrangements, for the years ended December 31, 2005, 2004 and 2003 was approximately $4.6 million, $4.5 million and $4.1 million, respectively.

Future minimum payments under the leases are as follows (in thousands):

2006	$4,003
2007	3,290
2008	2,688
2009	2,395
2010	3,315
2011 and thereafter	10,540
$26,231

At December 31, 2005 and 2004, we had outstanding letters of credit of $1.1 million and $0.9 million, respectively, under our revolving credit facility.  The letters of credit act as a guarantee of lease payments for the property occupied by WTTA-TV in Tampa, Florida, pursuant to the terms and conditions of the lease agreement and as support of the purchase of the license assets of WNYS-TV in Syracuse, New York, pursuant to an Asset Purchase Agreement.

Network Affiliation Agreements

Of the 58 television stations that we own and operate, or to which we provide programming services or sales services, 56 currently operate as affiliates of FOX (19 stations), WB (18 stations), ABC (10 stations), UPN (6 stations), CBS (2 stations) and NBC (1 station).   The remaining two stations are independent.  The networks produce and distribute programming in exchange for each station’s commitment to air the programming at specified times and for commercial announcement time during programming.

The affiliation agreements of five ABC stations (WSYX-TV in Columbus, Ohio; WLOS-TV in Asheville, North Carolina; WCHS-TV in Charleston, West Virginia; WEAR-TV in Pensacola, Florida and WGGB-TV in Springfield, Massachusetts) expired on or before January 31, 2005.  During June 2005, we entered into a binding term sheet with ABC to renew all of our ABC affiliation agreements effective as of January 1, 2005.  In September 2005, WICS-TV and WICD-TV in Springfield/Champaign, Illinois switched from NBC to ABC affiliates.  The net aggregate book value of our ABC affiliate agreements was $105.5 million as of December 31, 2005.

On June 30, 2005, the affiliation agreements for our FOX affiliates expired.  On August 22, 2005, we entered into an agreement that caused these expired agreements to continue in full force and effect until terminated by either party.  We are currently in negotiations to renew the FOX affiliation agreements on a long-term basis.  At this time, we cannot predict the final outcome of these negotiations and any impact they may have on our consolidated balance sheets, consolidated statements of operations or consolidated statements of cash flows.  As of December 31, 2005, the aggregate net book value of these affiliation agreements was $37.3 million.

On October 24, 2005, NBC informed us that they intend to terminate our affiliation with WTWC-TV in Tallahassee, Florida.  This notice is contractually required to avoid automatic renewal of the existing agreement which expires January 1, 2007.  NBC has stated it is willing to continue its affiliation with WTWC if revised terms and conditions can be agreed upon.  As of December 31, 2005, the net book value of this affiliation agreement was $2.3 million.  We plan to enter into negotiations with NBC regarding our affiliation agreement and, at this time, we cannot predict the final outcome of these negotiations and any impact they may have on our consolidated balance sheets, consolidated statements of operations or consolidated statements of cash flows.

On January 24, 2006, CBS Corporation (CBS) and Warner Bros. Entertainment (Warner Bros.) announced their intent to merge the operations of their respective networks, UPN and The WB, into a broadcasting network to be called The CW Television Network (The CW).  On March 2, 2006, we announced that we agreed with Twentieth Television, Inc. to air MyNetworkTV primetime programming on 17 of our stations.  At this time, we cannot predict which of our remaining stations will be affiliated with The CW, nor can we predict whether CBS or Warner Bros. will honor certain agreements, including affiliation agreements, that were made with us in the past.  The aggregate net book value of our UPN and WB affiliation agreements was $9.0 million as of December 31, 2005.  Refer to our Markets and Stations table on page 5 and Note 18. Subsequent Events, in the Notes to our Consolidated Financial Statements for additional information regarding these announcements.

The non-renewal or termination of any of our other network affiliation agreements would prevent us from being able to carry programming of the relevant network.  This loss of programming would require us to obtain replacement programming, which may involve higher costs and which may not be as attractive to our target audiences, resulting in reduced revenues.  Upon the termination of any of the above affiliation agreements, we would be required to establish a new affiliation agreement with another network or operate as an independent station.  At such time, the remaining value of the network affiliation asset could become impaired and we would be required to write down the value of the asset.  At this time, we cannot predict the final outcome of these negotiations and what impact, if any, they may have on our consolidated balance sheets, consolidated statements of operations or consolidated statements of cash flows.

Changes in the Rules on Television Ownership and Local Marketing Agreements

Certain of our stations have entered into what have commonly been referred to as local marketing agreements or LMAs.  One typical type of LMA is a programming agreement between two separately owned television stations serving the same market, whereby the licensee of one station programs substantial portions of the broadcast day and sells advertising time during such programming segments on the other licensee’s station subject to the ultimate editorial and other controls being exercised by the latter licensee.  We believe these arrangements allow us to reduce our operating expenses and enhance profitability.

Under the FCC ownership rules adopted in 2003, we would be allowed to continue to program most of the stations with which we have an LMA.  In the absence of a waiver, the 2003 ownership rules would require us to terminate or modify three of our LMAs in markets where both the station we own and the station with which we have an LMA are ranked among the top four stations in their particular designated market area.  The FCC’s 2003 ownership rules include specific provisions permitting waivers of this “top four restriction”.  Although there can be no assurances, we have studied the application of the 2003 ownership rules to our markets and believe we are qualified for waivers.  The effective date of the 2003 ownership rules has been stayed by the U. S. Court of Appeals for the Third Circuit and the rules are on remand to the FCC.  Several parties, including us, filed petitions with the Supreme Court of the United States seeking review of the Third Circuit decision, but the Supreme Court denied the petitions in June 2005.  The FCC has not commenced its proceeding on remand.  We cannot predict the outcome of that proceeding, which could significantly impact our business.

When the FCC decided to attribute LMAs for ownership purposes in 1999, it grandfathered our LMAs that were entered into prior to November 5, 1996, permitting the applicable stations to continue operations pursuant to the LMAs until the conclusion of the FCC’s 2004 biennial review.  The FCC stated it would conduct a case-by-case review of grandfathered LMAs and assess the appropriateness of extending the grandfathering periods.  Subsequently, the FCC invited comments as to whether, instead of beginning the review of the grandfathered LMAs in 2004, it should do so in 2006.  The FCC has not initiated any such review of grandfathered LMAs and we cannot predict when the FCC will do so.

Because the effective date of the 2003 ownership rules has been stayed and, in connection with the adoption of those rules, the FCC concluded the old rules could not be justified as necessary to the public interest, we have taken the position that an issue exists regarding whether the FCC has any current legal right to enforce any rules prohibiting the acquisition of television stations.  The FCC, however, dismissed our applications to acquire certain LMA stations.  We filed an application for review of that decision, which is still pending.  In 2005, we filed a petition with the U. S. Court of Appeals for the D.C. Circuit requesting that the Court direct the FCC to take final action on our applications, but that petition was denied.  We recently submitted a motion to the FCC requesting that it take final action on our applications and that request is pending.

On November 15, 1999, we entered into a plan and agreement of merger to acquire through merger WBSC-TV (formerly WFBC-TV) in Anderson, South Carolina from Cunningham Broadcasting Corporation (Cunningham), but that transaction was denied by the FCC.  In light of the change in the 2003 ownership rules, we have filed a petition for reconsideration with the FCC and amended our application to acquire the license of WBSC-TV.  We also filed applications in November 2003 to acquire the license assets of the remaining five Cunningham stations: WRGT-TV, Dayton, Ohio; WTAT-TV, Charleston, South Carolina; WVAH-TV, Charleston, West Virginia; WNUV-TV, Baltimore, Maryland; and WTTE-TV, Columbus, Ohio.  The Rainbow/PUSH Coalition (Rainbow/PUSH) filed a petition to deny these five applications and to revoke all of our licenses.  The FCC dismissed our applications in light of the stay of the 2003 ownership rules and also denied the Rainbow/PUSH petition.  Rainbow/PUSH filed a petition for reconsideration of that denial and we filed an application for review of the dismissal, which may be impacted by the remand of the FCC’s 2003 ownership rules.  In 2005, we filed a petition with the U. S. Court of Appeals for the D. C. Circuit requesting that the Court direct the FCC to take final action on our applications, but that petition was dismissed.  We recently submitted a motion to the FCC requesting that it take final action on our applications.  Both the applications and the associated petition to deny are still pending.  We believe the Rainbow/PUSH petition is without merit.

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

Termination penalties.  If the FCC requires us to modify or terminate existing LMAs before the terms of the LMAs expire, or under certain circumstances, we elect not to extend the terms of the LMAs, we may be forced to pay termination penalties under the terms of some of our LMAs.  Any such termination penalty could be material.

WNAB Options

In 2003, we entered into option agreements with an unrelated third party to purchase certain license and non-license television broadcast assets of WNAB-TV in Nashville, Tennessee.  On March 25, 2005, we exercised the option agreements to acquire certain license and non-license assets for $5.0 million and $8.3 million, respectively.  On May 31, 2005, we completed the purchase of the non-license broadcast assets.  The closing on the license assets is pending approval by the FCC.   We paid $4.5 million of the license assets exercise price on December 23, 2005.  If the FCC has not granted approval by December 22, 2006, we will be required to pay the remaining $0.5 million to the unrelated third party.  On August 25, 2005, the Rainbow/PUSH filed a petition with the FCC to deny the transfer of the WNAB broadcast license to us.  The FCC is currently in the process of considering the transfer of the broadcast license and we believe the Rainbow/PUSH petition has no merit.

We have determined that WNAB continues to be a variable interest entity (VIE) and that we remain the primary beneficiary of the variable interest as a result of the terms of our outsourcing agreement and our purchase option.  As a result, we continue to consolidate the assets and liabilities of WNAB at their fair values, which have been adjusted to reflect an appraisal prepared in connection with the closing of the non-license assets.  Goodwill and FCC license book values were increased by $5.8 million and $4.2 million, respectively, upon the closing of the non-license assets in May 2005.

Liquidity Assurance

On May 26, 2005, we entered into a twelve-month limited scope liquidity assurance with Acrodyne Communications, Inc. (Acrodyne), one of our majority-owned subsidiaries.  Pursuant to this agreement, we will provide to them sufficient funding to cover any necessary working capital needs through May 25, 2006 should Acrodyne not be able to provide that funding on its own.  The exposure to us in this liquidity assurance cannot be estimated nor can its probability of occurrence be estimated.  In connection with this liquidity assurance, we established a $0.5 million line of credit for Acrodyne.  Interest on any unpaid indebtedness will be calculated on a daily basis at LIBOR plus 225 basis points per annum.  As of December 31, 2005, Acrodyne had borrowed $0.4 million under this line of credit.  We do not believe the liquidity assurance will have a material impact on our consolidated balance sheets, consolidated statements of operations or consolidated statements of cash flows and, therefore, we have not recorded any liability related to it.

11.      RELATED PARTY TRANSACTIONS:

David, Frederick, Duncan and Robert Smith (collectively, the controlling shareholders) are brothers and hold substantially all of the Class B Common Stock.  During each of the periods presented in the accompanying consolidated financial statements, we engaged in transactions with them, their immediate family members and/or entities in which they have substantial interests (collectively, affiliates).

Notes and capital leases payable to affiliates consisted of the following as of December 31, 2005 and 2004 (in thousands):

	2005	2004
Subordinated installment notes payable to former majority owners, interest at 8.75%, principal payments in varying amounts due annually beginning October 1991, with a balloon payment due at maturity in May 2005	$—	$2,015
Capital lease for building, interest at 7.93%	408	1,028
Capital lease for building, interest at 6.62%	4,125	5,060
Capital leases for broadcasting tower facilities, interest at 9.0%	1,435	1,552
Capital leases for broadcasting tower facilities, interest at 10.5%	3,084	3,049
Capitalization of time brokerage agreements, interest at 6.20% to 8.25%	4,703	6,087
Capital leases for building and tower, interest at 8.25%	5,532	5,741
	19,287	24,532
Less: Current portion	(4,135)	(5,209)
	$15,152	$19,323

Notes and capital leases payable to affiliates as of December 31, 2005 mature as follows (in thousands):

2006	$6,439
2007	5,577
2008	4,858
2009	2,464
2010	882
2011 and thereafter	13,731
Total minimum payments due	33,951
Less: Amount representing interest	(14,664)
$19,287

On September 30, 1990, we issued certain notes (the founders’ notes) maturing on May 31, 2005, payable to the late Julian S. Smith and Carolyn C. Smith, our former majority owners and the parents of our controlling shareholders.  The founders’ notes were issued in consideration for stock redemptions equal to 72.65% of our then outstanding stock, had principal amounts of $7.5 million and $6.7 million, respectively.  The founders’ notes included stated interest rates of 8.75%, which were payable annually from October 1990 until October 1992, then payable monthly commencing April 1993 to December 1996 and then semi-annually thereafter until maturity.  The effective interest rate approximated 9.4%.  The founders’ notes were secured by security interests in substantially all of our assets and subsidiaries and were personally guaranteed by our controlling shareholders.

Principal and interest payments on the founders’ notes were payable in various amounts, each April and October, beginning October 1991 until October 2005, with a balloon payment due at maturity in the amount of $1.5 million.  Additionally, monthly interest payments commenced April 1993 and continued until December 1996.  The Carolyn C. Smith note was fully paid as of December 31, 2002.  On October 1, 2005, we fully redeemed the founders’ note due to the late Julian S. Smith with a final payment of $1.5 million.  Principal and interest paid on the Julian S. Smith note was $2.2 million, $1.4 million and $1.5 million for the years ended December 31, 2005, 2004 and 2003, respectively.  At December 31, 2004, $2.0 million of the Julian S. Smith note remained outstanding.  At December 31, 2005, the Julian S. Smith note was fully paid.

Concurrently with our initial public offering, we acquired options from trusts established by Carolyn C. Smith for the benefit of her grandchildren that will grant us the right to acquire, subject to applicable FCC rules and regulations, 100% of the capital stock of Cunningham Broadcasting Corporation (Cunningham).  The Cunningham option exercise price is based on a formula that provides a 10% annual return to Cunningham.  Cunningham is the owner-operator and FCC licensee of WNUV-TV, Baltimore, Maryland; WRGT-TV, Dayton, Ohio; WVAH-TV, Charleston, West Virginia; WTAT-TV, Charleston, South Carolina; WBSC-TV, Anderson, South Carolina; and WTTE-TV, Columbus, Ohio.  The financial statements for Cunningham are included in our consolidated financial statements for all periods presented.

We entered into five-year LMA agreements (with five-year renewal terms at our option) with Cunningham pursuant to which we provide programming to Cunningham for airing on WNUV, WRGT, WVAH, WTAT, WBSC and WTTE.  During the years ended December 31, 2005, 2004 and 2003, we made payments of $7.0 million, $5.9 million and $4.7 million, respectively, to Cunningham under these LMA agreements.

Cunningham accounts for income taxes and deferred taxes using the separate return method and those amounts are consolidated into our income taxes and deferred taxes, which are also calculated using the separate return method.  For the years ended December 31, 2005, 2004 and 2003, Cunningham’s provision for income taxes was $0.7 million, $0.5 million and $1.5 million, respectively.  As of December 31, 2005 and 2004, Cunningham’s deferred tax assets were $1.7 million and $2.2 million, respectively and Cunningham’s deferred tax liabilities were $3.8 million and $3.2 million, respectively.

From time to time, we have entered into charter arrangements to lease aircraft owned by certain controlling shareholders.  During 2005, we incurred less than $0.1 million related to these arrangements.  During the years ended December 31, 2004 and 2003, we incurred expenses of approximately $0.1 million and $0.2 million related to these arrangements, respectively.

Certain assets used by us and our operating subsidiaries are leased from Cunningham Communications Inc., Keyser Investment Group, Gerstell Development Limited Partnership and Beaver Dam, LLC (entities owned by the controlling shareholders).  Lease payments made to these entities were $4.5 million, $4.3 million and $4.1 million for the years ended

December 31, 2005, 2004 and 2003, respectively.

In January 1999, we entered into a LMA with Bay Television, Inc. (Bay TV), which owns the television station WTTA-TV in Tampa, Florida.  Our controlling shareholders own a substantial portion of the equity of Bay TV.  The LMA provides that we deliver television programming to Bay TV, which broadcasts the programming in return for a monthly fee to Bay TV of $143,500.  We must also make an annual payment equal to 50% of the adjusted annual broadcast cash flow of the station (as defined in the LMA) which is in excess of $1.7 million.  The additional payment is reduced by 50% of the adjusted broadcast cash flow of the station that was below zero in prior calendar years.  Lease payments made to Bay TV were $2.1 million, $1.7 million and $1.7 million for the years ended December 31, 2005, 2004 and 2003, respectively.  An additional payment of $0.3 million was made in 2005 and $32,000 was made in 2004 related to the adjusted broadcast cash flow of the station that exceeded $1.7 million for the years ended December 31, 2004 and 2003, respectively.

In connection with our 1997 negotiations with The WB to obtain affiliation agreements for a number of our stations, we discussed an opportunity to obtain The WB affiliation in Tampa, Florida for WTTA-TV, which is owned by Bay TV as described above.  We did this in anticipation of entering into a LMA with Bay TV to program WTTA, which was then operating as a non-affiliated independent television station airing paid programming.  In 1998, in order to obtain The WB affiliation for WTTA, we and Bay TV each agreed to make payments in the future to The WB of $10.0 million, or $20.0 million in total.  Our agreement to make such payment was conditioned upon Bay TV entering into the aforementioned LMA agreement, which we subsequently entered into in January 1999.  Our obligation to make a $10.0 million payment to The WB was structured as a $5.0 million reduction of each of the payments owed to us by The WB under our multi-station affiliation agreement in January of each of 2006 and 2007, assuming that The WB was still operating a television network at the time such payments were due.  Additionally, Bay TV agreed to make $5.0 million cash payments to The WB in January 2006 and January 2007 pursuant to the granting of The WB affiliation for WTTA.  Additionally, our multi-station WB affiliation agreement provides that The WB’s obligation to make a $5.0 million payment to us in each of January 2006 and 2007 is expressly conditioned upon receipt by The WB of corresponding payments from Bay TV.

After Bay TV failed to make its first $5.0 million payment to The WB on its due date January 16, 2006, The WB withheld $5.0 million from the amount due to us pursuant to our multi-station affiliation agreement.  On January 24, 2006, The WB announced that it was combining with the UPN television network to form The CW television network and that a station owned by CBS in Tampa will become The CW affiliate.

We are currently engaged in negotiations with The WB regarding a number of issues surrounding their recent announcement, including the impact of the elimination of WTTA’s WB network affiliation and the amount we and Bay TV agreed to pay for the affiliation in Tampa.  Depending on the result of these negotiations we may take a variety of actions, including requesting that The WB either pay us the full amount which was due on January 16, 2006, or assign to us any rights to enforce payment by Bay TV so that we may initiate appropriate action directly.  We are currently engaged in negotiations with Bay TV regarding payment terms and certain other provisions of our LMA agreement.

On March 2, 2006, we announced that we entered into an agreement with MyNetworkTV, a division of Twentieth Television, Inc. that will provide original programming from 8:00pm to 10:00pm (EST/PST) Monday through Saturday beginning on September 5, 2006.  This agreement relates to 17 of our stations, including WTTA.

On December 30, 2002, we invested $20.0 million in Atlantic Automotive Corporation (“Atlantic Automotive”, formerly Summa Holdings, Ltd.) resulting in a 17.5% equity interest.  Atlantic Automotive is a holding company which owns automobile dealerships and a leasing company.  David D. Smith, our President and Chief Executive Officer, has a controlling interest in Atlantic Automotive and is a member of the Board of Directors.  We have significant influence by holding a board seat (in addition to the board seat held personally by David D. Smith); therefore, we account for this investment under the equity method of accounting.

On May 31, 2005, we entered into an agreement with Auto Properties LLC, an affiliate of Atlantic Automotive to sell our 17.5% equity interest, or 21.22 shares, in Atlantic Automotive to Auto Properties LLC for approximately $21.5 million in cash.  On August 2, 2005, the agreement between us and Auto Properties LLC was nullified and we entered into new stock purchase agreements with David D. Smith and Steven B. Fader, an unrelated third party, and entered into a stock redemption agreement with Atlantic Automotive, totaling approximately $21.5 million.  Pursuant to the stock purchase agreements, on August 2, 2005, 9.87 shares were sold to each party for $10.0 million in cash and pursuant to the stock redemption agreements, Atlantic Automotive redeemed the remaining 1.48 shares of our equity interest for $1.5 million in cash.

In August 1999, we established a small business investment company called Allegiance Capital Limited Partnership (Allegiance) with an investment of $2.4 million.  Our controlling shareholders and our Chief Financial Officer and Executive Vice President are also limited partners in Allegiance, along with Allegiance Capital Management Corporation (ACMC), the general partner.  ACMC controls all decision making, investing and management of operations of Allegiance in exchange for a monthly management fee based on actual expenses incurred which currently averages approximately $40,800 and which is paid by the limited partners.  We have invested $10.4 million as of December 31, 2005 and we are, together with the other limited partners, committed to investing up to a combined total of $15.0 million.

On July 1, 2005, Sinclair Communications, LLC (Sinclair Communications), a subsidiary of Sinclair Broadcast Group, Inc. (SBG), and Cunningham Communications, Inc. (Cunningham Communications) entered into Amendment No. 2 (the Amendment) to an original Lease Agreement (the Lease), dated July 1, 1987, as amended July 1, 1997.  The Amendment allows Sinclair Communications to lease tower and building space utilized for digital television transmission.  The Amendment became effective July 1, 2005 and expires on June 30, 2007.  Cunningham Communications is owned by David D. Smith, SBG’s President, Chief Executive Officer and Director, as well as Frederick Smith, J. Duncan Smith and Robert Smith, members of SBG’s Board of Directors and the controlling shareholders of SBG.  The Lease was amended to increase the monthly rent by $25,357 for a total current monthly rent of $82,860.  The monthly rent will increase by the greater of 5% or the Consumer Price Index for Inflation in July of 2006.  In addition, on July 1, 2005, Sinclair Communications made a lump sum payment of $565,800 to Cunningham Communications as a requirement of the Amendment upon execution.

In response to the disaster caused by hurricane Katrina, the Sinclair Relief Fund (the Fund) was formed by David D. Smith, Frederick Smith, J. Duncan Smith and Barry M. Faber, our Vice President and General Counsel.  The Fund is a qualified charitable organization formed to provide monetary aid and relief to the victims of natural disasters.  On September 21, 2005, we made a $50,000 contribution to the Fund.  This contribution was authorized by the Audit Committee.

12.      DISCONTINUED OPERATIONS:

In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we reported the financial position and results of operations for WEMT-TV, KOVR-TV and KSMO-TV as discontinued operations in the accompanying consolidated balance sheets and consolidated statements of operations.  Discontinued operations have not been segregated in the consolidated statements of cash flows and, therefore, amounts for certain captions will not agree with the accompanying consolidated balance sheets and consolidated statements of operations.  The operating results of WEMT, KOVR and KSMO are not included in our consolidated results from continuing operations for the years ended December 31, 2005, 2004 and 2003.  In accordance with EITF No. 87-24, Allocation of Interest to Discontinued Operations, we have allocated $3.6 million, $7.7 million and $6.8 million of interest expense to discontinued operations for the years ended December 31, 2005, 2004 and 2003, respectively.  Since we continue to own the rights to collect the amounts due to us through the closing dates of the non-license television broadcast assets, accounts receivable related to all of our discontinued operations is included in the accompanying consolidated balance sheets, net of allowance for doubtful accounts, for all periods presented.  Such amounts were $0.2 million (net of allowance of $0.4 million) and $9.8 million (net of allowance of $0.4 million) as of December 31, 2005 and 2004, respectively.

WEMT Disposition

On May 16, 2005, we entered into an agreement to sell WEMT-TV in Tri-Cities, Tennessee, including the Federal Communications Commission (FCC) license (the broadcast license) to an unrelated third party for $7.0 million.  On the same day, we completed the sale of the WEMT non-license television broadcast assets for $5.6 million of the total $7.0 million sale price and recorded a deferred gain of $3.2 million, which is stated separately on the consolidated balance sheets.  We operated WEMT under a joint sales agreement until the closing of the broadcast license on February 8, 2006.  Net assets and liabilities held for sale related to WEMT were $1.9 million and $4.5 million as of December 31, 2005 and 2004, respectively.  The net cash proceeds will be used in the normal course of operations and for capital expenditures.

KOVR Disposition

On December 2, 2004, we entered into an agreement to sell KOVR-TV in Sacramento, California, including the FCC license and our investment in KOVR Joint Venture (collectively KOVR) to an unrelated third party.  The FCC approved the transfer of the license to the unrelated third party and we completed the sale on April 29, 2005 for a cash purchase price of $285.0 million.  We recorded a gain of $129.5 million, net of $70.0 million of taxes, as a gain from discontinued operations in our consolidated statements of operations for the year ended December 31, 2005.  The net proceeds were used to repay bank debt.

KSMO Disposition

On November 12, 2004, we entered into an agreement to sell KSMO-TV in Kansas City, Missouri, including the FCC license (KSMO broadcast license) to an unrelated third party for $33.5 million.  On the same day, we completed the sale of the KSMO non-license television broadcast assets for $26.8 million of the total $33.5 million sale price.  The FCC approved the transfer of the broadcast license to the unrelated third party and we completed the sale of the license assets, including the broadcast license, on September 29, 2005 for a cash price of approximately $6.7 million.  We recorded $16.5 million, net of $10.0 million in taxes, as gain from discontinued operations in our consolidated statements of operations for the year ended December 31, 2005.  The gain is comprised of the previously deferred gain of $26.1 million and the gain of $0.4 million from the sale of the license assets, net of taxes, respectively.  The net cash proceeds were used in the normal course of operations and for capital expenditures.

Other Dispositions

During 2003, we reduced our long-term liabilities related to accruals of  $1.6 million as a result of the expiration of certain statutes of limitations related to the sale of radio stations in prior years.  This adjustment was recorded in discontinued operations.

13.      EMPLOYEE BENEFIT PLANS:

The Sinclair Broadcast Group, Inc. 401(k) Profit Sharing Plan and Trust (the 401(k) Plan) covers our eligible employees.  Contributions made to the 401(k) Plan include an employee elected salary reduction amount, company-matching contributions and an additional discretionary amount determined each year by the Board of Directors.  Our 401(k) Plan expense from continuing operations for the years ended December 31, 2005, 2004 and 2003 was $1.6 million, $1.5 million and $1.3 million, respectively.  There were no additional discretionary contributions during these periods.

14.      STOCK BASED COMPENSATION PLANS:

Stock Option Plans

Incentive Stock Option Plan.  In connection with our initial public offering in June 1995, our Board of Directors adopted an Incentive Stock Option Plan (ISOP) pursuant to which options for shares of Class A Common Stock may be granted to certain employees.  The number of shares of Class A Common Stock reserved for issuance under the ISOP was 800,000.  In June 1996, the Board of Directors adopted, upon approval of the shareholders by proxy, an amendment to our ISOP.  The purpose of the amendment was (i) to increase the number of shares of Class A Common Stock approved for issuance under the plan from 800,000 to 1,000,000, (ii) to lengthen the period after date of grant before options become exercisable from two years to three years and (iii) to provide immediate termination and three-year ratable vesting of options in certain circumstances.  Options granted pursuant to the ISOP must be exercised within 10 years following the grant date.  As of December 31, 2005, 714,200 shares have been granted under the ISOP and no shares (including forfeited shares) were available for future grants because the ISOP expired in June 2005, the tenth anniversary of the ISOP.

Designated Participants Stock Option Plan.  In connection with our initial public offering in June 1995, our Board of Directors adopted an Incentive Stock Option Plan for Designated Participants (Designated Participants Stock Option Plan) pursuant to which options for shares of Class A Common Stock were granted to certain of our key employees.  The Designated Participants Stock Option Plan provides that the number of shares of Class A Common Stock reserved for issuance under that plan is 136,000.  Options granted pursuant to Designated Participants Stock Option Plan must be exercised within 10 years following the grant date.  As of December 31, 2005, no shares were available for future grants because the Plan expired in June 2005, the tenth anniversary date of the Plan.

Long-Term Incentive Plan.  In June 1996, our Board of Directors adopted, upon approval of the shareholders by proxy, the 1996 Long-Term Incentive Plans (LTIP).  The purpose of the LTIP is to reward key individuals for making major contributions to our success and that of our subsidiaries and to attract and retain the services of qualified and capable employees.  Options granted pursuant to the LTIP must be exercised within 10 years following the grant date.  A total of 14,000,000 shares of Class A Common Stock are reserved for awards under this plan.  As of December 31, 2005, 7,020,114 shares (including forfeited shares) were available for future grants.

On April 21, 2005, we accelerated the vesting of all unvested options held by employees, executive officers and non-employee directors.  As a result of the accelerated vesting, options to purchase approximately 400,000 shares became immediately exercisable.  The acceleration of the vesting resulted in a modification to the original options.  In accordance with FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Based Compensation, we recorded an immaterial compensation charge based on the intrinsic value of the awards (as defined by the Interpretation) as measured on the modification date.  The exercise prices of these options range from $7.39 to $15.19 per share and there was no material impact to earnings as a result of this acceleration because most options had an exercise price that was above the trading price on the vesting date.

A summary of changes in outstanding stock options is as follows:

	Options	Weighted-Average Exercise Price	Exercisable	Weighted-Average Exercise Price
Outstanding at end of 2002	6,595,758	$16.66	5,073,533	$16.08

2003 Activity:
Granted	428,500	$9.45	—	—
Exercised	(159,162)	$9.24	—	—
Forfeited	(356,213)	$20.83	—	—
Outstanding at end of 2003	6,508,883	$16.07	5,531,870	$16.09

2004 Activity:
Granted	475,250	$12.23	—	—
Exercised	(110,488)	$10.00	—	—
Forfeited	(297,125)	$20.25	—	—
Outstanding at end of 2004	6,576,520	$15.73	5,950,757	$15.73

2005 Activity:
Granted	2,000	$8.24	—	—
Exercised	(20,750)	$7.76	—	—
Forfeited	(205,050)	$14.91	—	—
Outstanding at end of 2005	6,352,720	$15.78	6,352,720	$15.78

Additional information regarding stock options at December 31, 2005 is as follows:

Outstanding	Exercise Price	Weighted-Average Remaining Contractual Life (In Years)	Exercisable	Weighted Average Exercise Price
1,150,700	$6.68 – 9.98	5.3	1,150,700	$9.04
3,709,020	$10.09 – 15.06	1.9	3,709,020	$14.46
167,000	$15.19 – 20.94	1.6	167,000	$18.98
1,326,000	$24.20 – 28.42	2.3	1,326,000	$24.89
6,352,720	$6.68 – 28.42	2.6	6,352,720	$15.78

15.      EARNINGS PER SHARE:

The following table reconciles income (numerator) and shares (denominator) used in our computations of earnings per share for the years ended December 31, 2005, 2004 and 2003 (in thousands):

	2005	2004	2003
Income (Numerator)
Income from continuing operations	$35,615	$14,681	$16,142
Net income from discontinued operations, including gain on sale of broadcast assets related to discontinued operations	$151,695	$9,341	$8,250
Net income	187,310	24,022	24,392
Preferred stock dividends	(5,004)	(10,180)	(10,350)
Net income available to common shareholders	$182,306	$13,842	$14,042

Shares (Denominator)
Weighted-average number of common shares	85,380	85,590	85,651
Dilutive effect of outstanding stock options	9	151	142
Weighted-average number of common equivalent shares outstanding	85,389	85,741	85,793

For the years ended December 31, 2005, 2004 and 2003, we applied the treasury stock method to measure the dilutive effect of our outstanding stock options and included the respective common share equivalents in the denominator of the diluted EPS computation.

For the years ended December 31, 2005, 2004 and 2003, our Convertible Debentures (formerly Convertible Exchangeable Preferred Stock) and Convertible Senior Notes were anti-dilutive, and were not included in the computation of diluted EPS.

16.      CONDENSED CONSOLIDATING FINANCIAL STATEMENTS:

Sinclair Television Group, Inc. (STG) is a wholly-owned subsidiary of Sinclair Broadcast Group, Inc. (SBG) and was incorporated in 2003.  On September 30, 2003, we completed the creation of a modified holding company structure, whereby we transferred substantially all of our television broadcast assets and liabilities to STG.  As such, STG has become the primary obligor under our Bank Credit Agreement, the 8.75% Senior Subordinated Notes, due 2011 and the 8% Senior Subordinated Notes, due 2012.  Our Class A Common Stock, Class B Common Stock, 6% Convertible Debentures, due 2012 and the 4.875% Convertible Senior Subordinated Notes, due 2018 remain at SBG and are neither obligations nor securities of STG.

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

CONDENSED CONSOLIDATED BALANCE SHEET

AS OF DECEMBER 31, 2005

(in thousands)

		Guarantor Subsidiaries
	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Cash	$—	$8,002	$28	$1,625	$—	$9,655
Accounts receivable	195	122,040	1,473	4,205	—	127,913
Other current assets	580	75,664	981	4,537	—	81,762
Assets held for sale	—	3,678	—	—	—	3,678
Total current assets	775	209,384	2,482	10,367	—	223,008

Property and equipment, net	9,546	286,760	4,462	3,587	—	304,355

Investment in consolidated subsidiaries	516,742	—	—	—	(516,742)	—
Other long-term assets	22,950	57,929	542	6,693	(4,351)	83,763
Total other long-term assets	539,692	57,929	542	6,693	(521,093)	83,763

Acquired intangible assets	—	1,611,442	5,585	57,500	—	1,674,527

Total assets	$550,013	$2,165,515	$13,071	$78,147	$(521,093)	$2,285,653

Accounts payable and accrued liabilities	$8,557	$77,295	$410	$4,822	$—	$91,084
Current portion of long-term debt	1,195	3,242	—	33,500	—	37,937
Other current liabilities	—	91,983	1,513	764	—	94,260
Liabilities held for sale	—	1,407	—	—	—	1,407
Total current liabilities	9,752	173,927	1,923	39,086	—	224,688

Long-term debt	318,245	1,121,333	2,328	—	—	1,441,906
Other liabilities	(1)	395,262	1,208	4,924	(4,351)	397,042
Total liabilities	327,996	1,690,522	5,459	44,010	(4,351)	2,063,636

Common stock	854	—	—	—	—	854
Additional paid-in capital	590,377	578,814	17,608	79,266	(675,688)	590,377
Accumulated deficit	(369,214)	(103,821)	(9,996)	(45,129)	158,946	(369,214)
Total shareholders’ equity	222,017	474,993	7,612	34,137	(516,742)	222,017
Total liabilities and shareholders’ equity	$550,013	$2,165,515	$13,071	$78,147	$(521,093)	$2,285,653

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

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2005

(in thousands)

		Guarantor Subsidiaries
	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Net revenue	$—	$660,987	$8,483	$22,597	$—	$692,067

Program and production	—	150,426	1,770	—	—	152,196
Selling, general and administrative	14,835	138,858	2,133	2,572	—	158,398
Depreciation, amortization and other operating expenses	1,861	185,507	2,934	21,716	—	212,018
Total operating expenses	16,696	474,791	6,837	24,288	—	522,612

Operating (loss) income	(16,696)	186,196	1,646	(1,691)	—	169,455

Equity in earnings of subsidiaries	195,662	—	—	—	(195,662)	—
Interest income	5	638	—	7	—	650
Interest expense	(15,354)	(101,078)	(265)	(1,895)	—	(118,592)
Other income (expense)	16,626	6,510	351	(2,322)	—	21,165
Total other income (expense)	196,939	(93,930)	86	(4,210)	(195,662)	(96,777)

Income tax benefit (provision)	7,067	(46,545)	—	2,415	—	(37,063)
Income from discontinued operations, net of taxes	—	5,671	—	—	—	5,671
Gain from sale of discontinued operations, net of taxes	—	146,024	—	—	—	146,024
Net income (loss)	$187,310	$197,416	$1,732	$(3,486)	$(195,662)	$187,310

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2004

(in thousands)

		Guarantor Subsidiaries
	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Net revenue	$—	$684,205	$8,218	$13,054	$—	$705,477

Program and production	—	153,109	1,622	—	—	154,731
Selling, general and administrative	15,183	146,717	2,436	2,484	—	166,820
Depreciation, amortization and other operating expenses	2,276	204,439	2,874	16,088	—	225,677
Total operating expenses	17,459	504,265	6,932	18,572	—	547,228

Operating (loss) income	(17,459)	179,940	1,286	(5,518)	—	158,249

Equity in earnings of subsidiaries	27,758	—	—	—	(27,758)	—
Interest income	12	179	—	—	—	191
Interest expense	(8,660)	(109,727)	(259)	(1,754)	—	(120,400)
Other income (expense)	20,600	(27,930)	254	(4,761)	—	(11,837)
Total other income (expense)	39,710	(137,478)	(5)	(6,515)	(27,758)	(132,046)

Income tax benefit (provision)	1,771	(17,536)	—	4,243	—	(11,522)
Income from discontinued operations, net of taxes	—	9,341	—	—	—	9,341
Net income (loss)	$24,022	$34,267	$1,281	$(7,790)	$(27,758)	$24,022

PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2003

(in thousands)

		Guarantor Subsidiaries
	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Net revenue	$—	$662,666	$8,072	$14,568	$—	$685,306

Program and production	—	145,945	1,681	—	—	147,626
Selling, general and administrative	14,536	131,549	2,363	1,972	—	150,420
Depreciation, amortization and other operating expenses	2,673	208,706	3,382	17,786	—	232,547
Total operating expenses	17,209	486,200	7,426	19,758	—	530,593

Operating (loss) income	(17,209)	176,466	646	(5,190)	—	154,713

Equity in earnings of subsidiaries	47,814	—	—	—	(47,814)	—
Interest income	468	92	—	—	—	560
Interest expense	(5,187)	(113,320)	(582)	(2,076)	—	(121,165)
Other income (expense)	3,874	17,167	(14,041)	(1,849)	(12,300)	(7,149)
Total other income (expense)	46,969	(96,061)	(14,623)	(3,925)	(60,114)	(127,754)

Income tax benefit (provision)	6,932	(20,984)	—	3,235	—	(10,817)
Income from discontinued operations, net of taxes	—	8,250	—	—	—	8,250
Net income (loss)	$36,692	$67,671	$(13,977)	$(5,880)	$(60,114)	$24,392

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2005

(in thousands)

		Guarantor Subsidiaries
	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES	$(10,099)	$70,553	$2,213	$(8,118)	$—	$54,549
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(279)	(16,316)	(38)	(40)	—	(16,673)
Payment for acquisition of television stations	—	(15,540)	—	—	—	(15,540)
Variable interest entity elimination entries	—	8,676	—	(8,676)	—	—
Distributions from equity investments	—	62	—	—	—	62
Investments in equity and cost investees	(670)	—	—	(300)	—	(970)
Proceeds from the sale of property	—	66	—	—	—	66
Proceeds from the sale of broadcast assets related to discontinued operations	—	295,190	—	—	—	295,190
Proceeds from the sale of equity investees	21,500	—	—	—	—	21,500
Proceeds from insurance settlements	—	1,193	—	—	—	1,193
Loans to affiliates	(126)	—	—	—	—	(126)
Proceeds from loans to affiliates	125	—	—	—	—	125
Net cash flows from (used in) investing activities	20,550	273,331	(38)	(9,016)	—	284,827

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	—	52,000	—	—	—	52,000
Repayments of notes payable, commercial bank financing and capital leases	(5,170)	(355,197)	—	—	—	(360,367)
Proceeds from exercise of stock options	178	—	—	—	—	178
Payments for deferred financing costs	(100)	(1,679)	—	(134)	—	(1,913)
Increase (decrease) in intercompany payables	21,794	(35,910)	(2,174)	16,290	—	—
Dividends paid on Series D Convertible Preferred Stock	(5,004)	—	—	—	—	(5,004)
Dividends paid on Class A and Class B Common Stock	(19,201)	—	—	—	—	(19,201)
Repayments of notes and capital leases to affiliates	(2,948)	(2,957)	—	—	—	(5,905)
Net cash flows (used in) from financing activities	(10,451)	(343,743)	(2,174)	16,156	—	(340,212)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	141	1	(978)	—	(836)
CASH AND CASH EQUIVALENTS, beginning of period	—	7,861	27	2,603	—	10,491
CASH AND CASH EQUIVALENTS, end of period	$—	$8,002	$28	$1,625	$—	$9,655

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2004

(in thousands)

		Guarantor Subsidiaries
	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES	$(443)	$128,135	$2,042	$(9,621)	$—	$120,113
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(1,249)	(43,349)	(283)	—	—	(44,881)
Variable interest entity elimination entries	—	18,128	—	(18,128)	—	—
Consolidation of variable interest entities	—	—	—	239	—	239
Investments in equity and cost investees	(2,465)	(3,084)	—	—	—	(5,549)
Proceeds from the sale of property	—	39	—	—	—	39
Proceeds from the sale of broadcast assets related to discontinued operations	—	28,561	—	—	—	28,561
Proceeds from insurance settlements	—	2,521	—	—	—	2,521
Loans to affiliates	(143)	—	—	—	—	(143)
Proceeds from loans to affiliates	1,511	—	—	—	—	1,511
Net cash flows (used in) from investing activities	(2,346)	2,816	(283)	(17,889)	—	(17,702)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	—	533,000	—	—	—	533,000
Repayments of notes payable, commercial bank financing and capital leases	(2,019)	(616,881)	—	(1,500)	—	(620,400)
Proceeds from exercise of stock options	1,152	—	—	—	—	1,152
Payments for deferred financing costs	(6)	(818)	—	(129)	—	(953)
Increase (decrease) in intercompany payables	32,418	(59,138)	(1,776)	28,496	—	—
Dividends paid on Series D Convertible Preferred Stock	(10,180)	—	—	—	—	(10,180)
Repurchase of Series D Convertible Preferred Stock	(4,752)	—	—	—	—	(4,752)
Repurchase of Class A Common Stock	(9,550)	—	—	—	—	(9,550)
Dividends paid on Class A and Class B Common Stock	(4,274)	—	—	—	—	(4,274)
Repayment of notes and capital leases to affiliates	—	(4,693)	—	—	—	(4,693)
Net cash flows from (used in) financing activities	2,789	(148,530)	(1,776)	26,867	—	(120,650)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(17,579)	(17)	(643)	—	(18,239)
CASH AND CASH EQUIVALENTS, beginning of period	—	25,440	44	3,246	—	28,730
CASH AND CASH EQUIVALENTS, end of period	$—	$7,861	$27	$2,603	$—	$10,491

PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2003

(in thousands)

		Guarantor Subsidiaries
	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES	$(14,201)	$185,378	$(8,774)	$(3,648)	$(12,300)	$146,455
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(884)	(68,494)	(153)	—	—	(69,531)
Payment for acquisition of television stations	—	(18,000)	—	—	—	(18,000)
Investments in equity and cost investees	(2,361)	(3,338)	—	—	—	(5,699)
Proceeds from the sale of property	—	138	—	—	—	138
Proceeds from insurance settlements	—	3,328	—	—	—	3,328
Loans to affiliates	(1,115)	—	—	—	—	(1,115)
Proceeds from loans to affiliates	903	—	—	—	—	903
Net cash flows used in investing activities	(3,457)	(86,366)	(153)	—	—	(89,976)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	150,000	168,336	—	—	—	318,336
Repayments of notes payable, commercial bank financing and capital leases	(1,901)	(127,199)	—	—	—	(129,100)
Proceeds from exercise of stock options	1,431	—	—	—	—	1,431
Payments for deferred financing costs	(4,820)	(2,582)	—	—	—	(7,402)
Increase (decrease) in intercompany payables	103,342	(111,384)	2,766	5,276	—	—
Dividends paid on Series D Convertible Preferred Stock	(10,350)	—	—	—	—	(10,350)
Payment of KDSM dividend	(12,300)	—	—	—	12,300	—
Redemption of parent preferred securities	(206,200)	—	206,200	—	—	—
Repurchase of Class A Common Stock	(1,544)	—	—	—	—	(1,544)
Redemption of High Yield Trust Originated Preferred Securities	—	—	(200,000)	—	—	(200,000)
Repayment of notes and capital leases to affiliates	—	(4,447)	—	—	—	(4,447)
Net cash flows from (used in) financing activities	17,658	(77,276)	8,966	5,276	12,300	(33,076)

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	21,736	39	1,628	—	23,403
CASH AND CASH EQUIVALENTS, beginning of period	—	3,704	5	1,618	—	5,327
CASH AND CASH EQUIVALENTS, end of period	$—	$25,440	$44	$3,246	$—	$28,730

17.      QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

(in thousands, except per share data)

	For the Quarter Ended (a)
	03/31/05	06/30/05	09/30/05	12/31/05
Total revenues, net	$163,860	$183,633	$165,790	$178,784
Operating income	$32,575	$52,340	$40,291	$44,249
Income (loss) from continuing operations	$8,448	$15,345	$13,369	$(1,547)
Income from discontinued operations	$2,861	$1,279	$701	$830
Gain from sale of discontinued operations	$—	$128,516	$17,508	$—
Net income (loss) available to common shareholders	$8,807	$142,638	$31,578	$(717)
Basic earnings (loss) per share from continuing operations	$0.07	$0.15	$0.16	$(0.02)
Basic earnings per share from discontinued operations	$0.04	$1.52	$0.21	$0.01
Basic earnings (loss) per share	$0.11	$1.67	$0.37	$(0.01)
Diluted earnings (loss) per share from continuing operations	$0.07	$0.15	$0.16	$(0.02)
Diluted earnings per share from discontinued operations	$0.04	$1.52	$0.21	$0.01
Diluted earnings (loss) per share	$0.11	$1.67	$0.37	$(0.01)

	For the Quarter Ended (a)
	03/31/04	06/30/04	09/30/04	12/31/04
Total revenues, net	$163,314	$186,617	$168,110	$187,436
Operating income	$25,389	$47,347	$34,349	$51,164
(Loss) income from continuing operations	$(1,707)	$20,413	$1,933	$(5,958)
Income from discontinued operations	$1,998	$2,398	$1,577	$3,368
Net (loss) income available to common shareholders	$(2,299)	$20,225	$1,005	$(5,089)
Basic (loss) earnings per share from continuing operations	$(0.05)	$0.21	$(0.01)	$(0.10)
Basic earnings per share from discontinued operations	$0.02	$0.03	$0.02	$0.04
Basic (loss) earnings per share	$(0.03)	$0.24	$0.01	$(0.06)
Diluted (loss) earnings per share from continuing operations	$(0.05)	$0.21	$(0.01)	$(0.10)
Diluted earnings per share from discontinued operations	$0.02	$0.03	$0.02	$0.04
Diluted (loss) earnings per share	$(0.03)	$0.24	$0.01	$(0.06)

(a)          Results previously reported in our Form 10-Q’s for 2005 and 2004 and our Form 10-K, as amended, for the year ended December 31, 2004, have been restated to reflect discontinued operations related to the sale of WEMT-TV in Tri-Cities, Tennessee.

18.      SUBSEQUENT EVENTS:

Related Party Disclosure

After Bay TV failed to make its first $5.0 million payment to The WB on its due date January 16, 2006, The WB withheld $5.0 million from the amount due to us pursuant to our multi-station affiliation agreement.  For more information see Note. 11 Related Party Transactions.

The CW Network

On January 24, 2006, CBS Corporation (CBS) and Warner Bros. Entertainment (Warner Bros.) announced their intent to merge the operations of their respective networks, UPN and The WB, under a broadcasting network to be called The CW.  At the same time, it was announced that certain television stations owned by Tribune Broadcasting and CBS would enter into affiliation agreements with The CW.  Although CBS and Warner Bros. have taken the position that this event will constitute the cessation of operations for both the WB and UPN television networks, we have notified both CBS and Warner Bros. that we have questions about whether their plans actually constitute either or both networks ceasing operations and have reserved all rights that we may have to continue as their affiliates in certain markets in the event they are not deemed to have ceased operations.

We have not received termination notices from CBS or Warner Bros., although we have been contacted by them regarding the future operations of the UPN and WB networks.  At this time, we cannot predict which of our stations will be affiliated with The CW, nor can we predict whether CBS or Warner Bros. will honor certain agreements, including affiliation agreements, that were made with us in the past.

WEMT Disposition

We operated WEMT-TV in Tri-Cities, Tennessee under a joint sales agreement until the closing on the sale of the broadcast license on February 8, 2006.  For more information related to the sale of WEMT, see Note 12. Discontinued Operations.

WTXL Termination

On February 19, 2006, we terminated our outsourcing agreement with the unrelated third party owner of WTXL-TV in Tallahassee, Florida.

MyNetworkTV

On March 2, 2006, we announced that we entered into an agreement with MyNetworkTV, a division of Twentieth Television, Inc. that will provide original programming from 8:00pm to 10:00pm (EST/PST) Monday through Saturday beginning on September 5, 2006.  This agreement impacts 17 of our stations, including 10 stations affiliated with The WB, all six of our UPN affiliates and one of our independent stations.

The net book value of the network affiliation agreements related to our WB and UPN stations that will be airing MyNetworkTV programming was $6.3 million as of December 31, 2005.  The net book value of the network affiliation agreements related to our remaining eight WB stations was $2.7 million as of December 31, 2005.

SINCLAIR BROADCAST GROUP, INC.

INDEX TO SCHEDULES

Schedule II - Valuation and Qualifying Accounts

All schedules except the one listed above are omitted as not applicable or not required or the required information is included in the consolidated financial statements or notes thereto.

S-1

SCHEDULE II

SINCLAIR BROADCAST GROUP, INC.

VALUATION ALLOWANCES

FOR THE YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005

(in thousands)

ALLOWANCE FOR DOUBTFUL ACCOUNTS

Year	Balance at beginning of period	Charges to Cost and Expenses	Charges to other Accounts	Deductions	Balance at end of period
2003	$5,985	$110	—	$1,186	$4,909
2004	4,909	1,606	—	1,997	4,518
2005	4,518	1,157	—	1,079	4,596

S-2