Form 10-K/A
period 2005-12-31
SINCLAIR BROADCAST GROUP INC
filed 2006-03-31
CIK 912752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(mark one)

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

•      our ability to maintain our affiliation agreements with the relevant networks; and

•      FCC license renewals.

Other matters may also cause actual results in the future to differ materially from those described in the forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this report might not occur.

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2005, as originally filed with the SEC on March 16, 2006, to correct a typographical error.

Under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, page 41 of the previously filed Form 10-K, corporate overhead expenses expected in 2006 were incorrectly stated as $225.0 million, rather than $22.5 million. This Amendment No. 1 corrects that error. Other than the correction of this typographical error, this Amendment No. 1 does not include any restatements or corrections of any previously reported financial statements or change any other disclosures.

In accordance with Rule 12b-15 of the Exchange Act, we are required to include in this Amendment No. 1 the entire Item 7. in which the typographical error occurred. Refer to page 12 of this Amendment No. 1 in the discussion regarding Corporate general and administrative expenses for the corrected amount.

This Amendment No. 1 continues to speak as of the date of the original Form 10-K for the year ended December 31, 2005 and we have not updated or amended the disclosures contained herein to reflect events that have occurred since the filing of the original Form 10-K, or modified or updated those disclosures in any way other than as described in the preceding paragraphs. Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the SEC subsequent to the filing of the original Form 10-K on March 16, 2006.

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

The following table presents our time sales revenue from continuing operations, net of agency commissions, by network affiliates for the past three years (in millions):

	# of		Percent of Sales	Net Time Sales (a)			Percent Change
	Stations		2005	2005	2004 (b)	2003	’05 vs. ‘04	’04 vs. ‘03
FOX	19	(c)	40.0%	$230.3	$237.6	$234.3	(3.1)%	1.4%
WB (d)	18	(c)	25.8%	148.2	156.7	157.5	(5.4)%	(0.5)%
ABC	10		22.6%	130.2	141.0	128.1	(7.7)%	10.1%
UPN (d)	6		8.0%	46.2	46.0	42.5	0.4%	8.2%
CBS	2	(c)	1.9%	10.7	13.5	12.4	(20.7)%	8.9%
IND (d) (e)	2		1.1%	6.4	5.7	5.3	12.3%	7.5%
NBC	1		0.6%	3.5	4.2	3.3	(16.7)%	(27.3)%
Total	58	(c)		$575.5	$604.7	$583.4

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

Corporate general and administrative expenses decreased during the year ended December 31, 2005 compared to 2004 as a result of decreases in salary and training expense related to open positions of $1.1 million, consulting fees of $0.5 million, sales promotion of $0.2 million and other miscellaneous expenses of $0.1 million. These decreases were offset by an increase in expense of $1.4 million related to compliance with the Sarbanes-Oxley Act of 2002, as well as the $0.1 million increase related to our charitable contributions to the Sinclair Relief Fund, a related party charitable organization established in response to the disaster caused by Hurricane Katrina. We expect corporate overhead expenses to increase to $22.5 million in 2006.

During the year ended December 31, 2004, corporate general and administrative expenses increased by $1.7 million from 2003 due to increases in salary expense of $1.2 million, training and education expenses of $0.5 million, corporate relation costs of $0.2 million and a $0.1 million increase related to legal fees. These were offset by decreases in consulting fees of $0.4 million and other miscellaneous decreases of $0.3 million.

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

ITEM 15.               EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (3)  Exhibits

The following exhibits are filed with this report:

31.3	Certification by David D. Smith, as Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241).
31.4	Certification by David B. Amy, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized on this 31st day of March 2006.

SINCLAIR BROADCAST GROUP, INC.

By:	/s/ David R. Bochenek
David R. Bochenek
Vice President / Chief Accounting Officer