Form 10-Q
period 2006-03-31
SINCLAIR BROADCAST GROUP INC
filed 2006-05-10
CIK 912752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006
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

Yes ☒                            No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐            Accelerated filer ☒             Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                            No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of each class	Number of shares outstanding as of May 3, 2006
Class A Common Stock	47,387,792
Class B Common Stock	38,348,331

SINCLAIR BROADCAST GROUP, INC.

FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2006

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 1A. RISK FACTORS
ITEM 6. EXHIBITS
SIGNATURE
EXHIBIT INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of March 31,	As of December 31,
	2006	2005
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$7,753	$9,655
Accounts receivable, net of allowance for doubtful accounts of $4,225 and $4,596, respectively	118,176	127,913
Current portion of program contract costs	52,318	51,528
Income taxes receivable	2,072	—
Prepaid expenses and other current assets	7,594	17,616
Deferred barter costs	2,694	2,027
Assets held for sale	—	3,678
Deferred tax assets	9,446	10,591
Total current assets	200,053	223,008

PROGRAM CONTRACT COSTS, less current portion	46,042	36,494
LOANS TO AFFILIATES	12	14
PROPERTY AND EQUIPMENT, net	295,798	304,355
GOODWILL, net	1,040,234	1,040,234
BROADCAST LICENSES, net	409,620	409,620
DEFINITE-LIVED INTANGIBLE ASSETS, net	222,039	224,673
OTHER ASSETS	41,787	47,255
Total assets	$2,255,585	$2,285,653

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,677	$3,799
Income taxes payable	—	2,662
Accrued liabilities	67,367	84,623
Current portion notes payable, capital leases and commercial bank financing	33,700	33,802
Current portion of notes and capital leases payable to affiliates	3,091	4,135
Current portion of program contracts payable	77,064	88,510
Deferred barter revenues	3,129	2,501
Deferred gain on sale of broadcast assets	—	3,249
Liabilities held for sale	—	1,407
Total current liabilities	189,028	224,688

LONG-TERM LIABILITIES:
Notes payable, capital leases and commercial bank financing, less current portion	1,407,934	1,426,754
Notes payable and capital leases to affiliates, less current portion	15,606	15,152
Program contracts payable, less current portion	79,589	65,239
Deferred tax liabilities	286,902	278,399
Other long-term liabilities	49,384	52,438
Total liabilities	2,028,443	2,062,670

MINORITY INTEREST IN CONSOLIDATED ENTITIES	766	966

SHAREHOLDERS’ EQUITY:
Class A Common Stock, $.01 par value, 500,000,000 shares authorized, 47,329,176 and 47,122,407 shares issued and outstanding, respectively	473	471
Class B Common Stock, $.01 par value, 140,000,000 shares authorized, 38,348,331 shares issued and outstanding, convertible into Class A Common Stock	383	383
Additional paid-in capital	592,059	590,377
Accumulated deficit	(366,539)	(369,214)
Total shareholders’ equity	226,376	222,017
Total liabilities and shareholders’ equity	$2,255,585	$2,285,653

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data) (Unaudited)

	Three Months Ended March 31,
	2006	2005
REVENUES:
Station broadcast revenues, net of agency commissions	$147,925	$144,428
Revenues realized from station barter arrangements	11,805	14,511
Other operating divisions’ revenues	3,737	4,921
Total revenues	163,467	163,860

OPERATING EXPENSES:
Station production expenses	38,109	37,924
Station selling, general and administrative expenses	34,146	34,777
Expenses recognized from station barter arrangements	10,825	13,405
Amortization of program contract costs and net realizable value adjustments	18,623	17,119
Other operating divisions’ expenses	3,989	5,053
Depreciation of property and equipment	12,288	13,026
Corporate general and administrative expenses	5,806	5,453
Amortization of definite-lived intangible assets and other assets	4,325	4,527
Total operating expenses	128,111	131,284
Operating income	35,356	32,576

OTHER INCOME (EXPENSE):
Interest expense and amortization of debt discount and deferred financing costs	(29,170)	(28,971)
Interest income	46	121
Loss from sale of assets	(287)	(11)
Gain from extinguishment of debt	901	—
Unrealized gain from derivative instruments	2,881	8,899
Income from equity and cost investees	6,099	1,179
Other (expense) income, net	(125)	76
Total other expense	(19,655)	(18,707)
Income from continuing operations before income taxes	15,701	13,869

INCOME TAX PROVISION	(7,478)	(5,421)
Income from continuing operations	8,223	8,448

DISCONTINUED OPERATIONS:
Income from discontinued operations, net of related income tax benefit of $1,114 and tax provision of $1,519, respectively	1,168	2,861
Gain from discontinued operations, net of related income tax provision of $885	1,774	—
NET INCOME	11,165	11,309
PREFERRED STOCK DIVIDENDS	—	2,502
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$11,165	$8,807

BASIC AND DILUTED EARNINGS PER SHARE:
Earnings per share from continuing operations	$0.10	$0.07
Earnings per share from discontinued operations	$0.03	$0.03
Earnings per common share	$0.13	$0.10
Weighted average common shares outstanding	85,533	85,235
Weighted average common and common equivalent shares outstanding	85,535	85,236
Dividends declared per common share	$0.10	$0.05

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2006
(in thousands) (Unaudited)

	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity

BALANCE, December 31, 2005	$471	$383	$590,377	$(369,214)	$222,017
Dividends declared on Class A and Class B Common Stock	—	—	—	(8,490)	(8,490)
Class A Common Stock issued pursuant to employee benefit plans	2	—	1,682	—	1,684
Net income	—	—	—	11,165	11,165
BALANCE, March 31, 2006	$473	$383	$592,059	$(366,539)	$226,376

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (Unaudited)

	Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$11,165	$11,309
Adjustments to reconcile net income to net cash flows from operating activities:
Amortization of debt premium	(270)	(270)
Depreciation of property and equipment	12,288	13,189
Recognition of deferred revenue	(1,235)	(1,235)
Accretion of capital leases	152	175
Income from equity and cost investees	(6,099)	(1,179)
Loss on sale of property	287	11
Gain on sale of broadcast assets related to discontinued operations	(2,659)	—
Unrealized gain from derivative instruments	(2,881)	(8,899)
Amortization of definite-lived intangible assets and other assets	4,325	4,543
Amortization of program contract costs and net realizable value adjustments	18,623	17,350
Amortization of deferred financing costs	871	654
Stock-based compensation	499	233
Extinguishment of debt, non-cash portion	(535)	—
Amortization of derivative instruments	134	134
Deferred tax provision related to operations	8,935	5,297
Deferred tax (benefit) provision related to discontinued operations	(1,177)	1,659
Net effect of change in deferred barter revenues and deferred barter costs	(39)	(229)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in accounts receivable, net	9,737	11,769
Increase in taxes receivable	(2,072)	(64)
Decrease in prepaid expenses and other current assets	10,034	7,629
Decrease (increase) in other long-term assets	177	(103)
Decrease in accounts payable and accrued liabilities	(13,863)	(10,101)
Decrease in income taxes payable	(772)	—
Decrease in other long-term liabilities	(1,851)	(788)
Dividends and distributions from equity and cost investees	6,000	—
Payments on program contracts payable	(26,289)	(28,163)
(Decrease) increase in minority interest	(19)	17
Net cash flows from operating activities	23,466	22,938
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(4,717)	(3,538)
Payments for acquisition of television stations	(1,710)	—
Investments in equity and cost investees	(59)	(518)
Proceeds from the sale of assets	1,358	21
Proceeds from the sale of broadcast assets related to discontinued operations	1,400	—
Loans to affiliates	(35)	(20)
Proceeds from loans to affiliates	34	28
Net cash flows used in investing activities	(3,729)	(4,027)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	49,000	—
Repayments of notes payable, commercial bank financing and capital leases	(61,114)	(2,500)
Proceeds from exercise of stock options	—	13
Dividends paid on Series D Convertible Exchangeable Preferred Stock	—	(2,502)
Dividends paid on Class A and Class B Common Stock	(8,470)	(2,129)
Repayments of notes and capital leases to affiliates	(1,055)	(953)
Net cash flows used in financing activities	(21,639)	(8,071)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,902)	10,840
CASH AND CASH EQUIVALENTS, beginning of period	9,655	10,491
CASH AND CASH EQUIVALENTS, end of period	$7,753	$21,331

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

Discontinued Operations

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we reported the financial position and results of operations of KOVR-TV in Sacramento, California, KSMO-TV in Kansas City, Missouri and WEMT-TV in Tri-Cities, Tennessee as discontinued operations in the accompanying consolidated balance sheets and consolidated statements of operations. Discontinued operations have not been segregated in the consolidated statements of cash flows and, therefore, amounts for certain captions will not agree with the accompanying consolidated balance sheets and consolidated statements of operations. The operating results of KOVR, KSMO and WEMT are not included in our consolidated results from continuing operations for the quarters ended March 31, 2006 and 2005. In accordance with Emerging Issues Task Force Issue No. 87-24, Allocation of Interest to Discontinued Operations, we have allocated $2.6 million of interest expense to discontinued operations for the quarter ended March 31, 2005. No interest expense was allocated for the quarter ended March 31, 2006. See Note 8. Discontinued Operations, for additional information.

Interim Financial Statements

The consolidated financial statements for the three months ended March 31, 2006 and 2005 are unaudited. In the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows for these periods.

As permitted under the applicable rules and regulations of the Securities and Exchange Commission, the consolidated financial statements do not include all disclosures normally included with audited consolidated financial statements and, accordingly, should be read together with the audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2005 filed with the Securities and Exchange Commission. The consolidated statements of operations presented in the accompanying consolidated financial statements are not necessarily representative of operations for an entire year.

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

Stock-Based Compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standard No. 123R, Share-Based Payment (SFAS 123R). SFAS 123R requires us to expense the fair value of grants of various stock-based compensation programs over the vesting period of the awards. We elected to adopt the “Modified Prospective Application” transition method which does not result in the restatement of previously issued consolidated financial statements. For additional information regarding our accounting under SFAS 123R, see Note 2. Stock-Based Compensation.

Restructuring Costs

During the three months ended March 31, 2006, we incurred costs associated with restructuring the news operations at certain of our stations. Specifically, on or before March 31, 2006, we ceased our locally produced news broadcasts in nine of our markets, terminated the news employees and cancelled our news-related contracts. The total one-time terminated employee benefit costs related to this restructuring were $0.5 million and the total one-time contract cancellation costs were $0.5 million, all of which were recorded as station production expenses for the three months ended March 31, 2006. The remaining unpaid liability associated with these costs was $0.8 million as of March 31, 2006. In addition, we expect to incur costs associated with the transfer of certain news broadcast assets to our other stations that continue to produce local news; these costs will be expensed in the period in which they are incurred. We are still evaluating when and where these assets will be transferred and therefore, we are not able to estimate such costs at this time.

Income Taxes

Our income tax provision for all periods consist of federal and state income taxes. The tax provision for the three months ended March 31, 2006 is based on the estimated effective tax rate applicable for the full year, which is expected to be 47.6%. Our effective income tax rate differs from the federal statutory rate of 35% and can vary from period to period due to fluctuations in operating results, new or revised tax legislation and accounting pronouncements and state income taxes. Both the first quarter and estimated annual 2006 effective rates are higher than the statutory rate due primarily to the impact of state income taxes and certain items not deductible for tax purposes.

Reclassifications

Certain reclassifications have been made to the prior periods’ consolidated financial statements to conform with the current period’s presentation.

2. STOCK-BASED COMPENSATION:

On January 1, 2006, we adopted Statement of Financial Accounting Standard No. 123R, Share-Based Payment (SFAS No. 123R). SFAS 123R requires us to expense the fair value of grants of various stock-based compensation programs over the vesting period of the awards. We elected to adopt the “Modified Prospective Application” transition method which does not result in the restatement of previously issued consolidated financial statements. SFAS 123R also requires us to classify income tax deductions in excess of the compensation cost recognized on stock options exercised during the period as financing cash flows.

Description of Awards

We have four types of stock-based compensation awards: compensatory stock options (options), restricted stock awards (RSAs), an employee stock purchase plan (ESPP) and employer matching contributions (the Match) for participants in our 401(k) plan. Below is a summary of the key terms and methods of valuation of our stock-based compensation awards:

Options. In June 1996, our Board of Directors adopted, upon approval of the shareholders by proxy, the 1996 Long-Term Incentive Plan (LTIP). The purpose of the LTIP is to reward key individuals for making major contributions to our success and that of our subsidiaries and to attract and retain the services of qualified and capable employees. Options granted pursuant to the LTIP must be exercised within 10 years following the grant date. A total of 14,000,000 shares of Class A Common Stock are reserved for awards under this plan. As of March 31, 2006, 7,020,114 shares (including forfeited shares) were available for future grants.

On April 21, 2005, we accelerated the vesting of 390,039 stock options, which were all of our outstanding unvested options at that time. We accelerated the vesting of these options to prevent recognizing an expense of approximately $0.8 million, before taxes, in 2006 and future periods. The acceleration of the vesting resulted in a modification to the original options. In accordance with FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock-Based Compensation (FIN 44), we recorded an immaterial compensation charge based on the intrinsic value of the awards (as defined by FIN 44) as measured on the modification date. The exercise prices of these options range from $7.39 to $15.19 per share and there was no material impact to earnings as a result of this acceleration because most options had an exercise price that was above the trading price on the vesting date. We have not issued any options subsequent to accelerating the vesting. There were no options exercised during the three months ended March 31, 2006.

A summary of changes in outstanding stock options is as follows:

	Options	Weighted-Average Exercise Price	Exercisable	Weighted-Average Exercise Price
Outstanding at end of 2004	6,576,520	$15.73	5,950,757	$15.73

2005 Activity:
Granted	2,000	$8.24	—	—
Exercised	(20,750)	$7.76	—	—
Forfeited	(205,050)	$14.91	—	—
Outstanding at end of 2005	6,352,720	$15.78	6,352,720	$15.78

2006 Activity:
Granted	—	$—	—	—
Exercised	—	$—	—	—
Forfeited	—	$—	—	—
Outstanding at end of 2006	6,352,720	$15.78	6,352,720	$15.78

We do not expect to issue options in future periods, and instead, we expect to issue RSAs, discussed below. Therefore, the adoption of SFAS 123R did not have a material effect on our consolidated income, cash flows and basic and diluted earnings per share.

In the event the Board of Directors decides to issue options, we would be required to determine the method we would use to estimate the fair value, such as the Black-Scholes method or a lattice method. Additionally, we would be required to estimate certain assumptions, including expected volatility and estimated forfeitures.

RSAs. RSAs are granted to employees pursuant to the LTIP and do not have an expiration. RSAs do have certain restrictions that lapse over three years at 25%, 25% and 50%, respectively. During this period, all RSAs have voting rights similar to any unrestricted shares and will be eligible for dividends subject to our normal dividend policies. As the restrictions lapse, the stock may be freely traded on the open market. We have not previously awarded RSAs, and we did not award any RSAs during the three months ended March 31, 2006. On April 3, 2006, we awarded 40,000 RSAs that had a fair value of $7.81 per share, which was the value of the stock on the trading date immediately prior to the grant date. We will record an expense related to this grant on a straight-line basis over the 3-year lapse period. This expense will reduce our consolidated income, but it will have no effect on our consolidated cash flows. Additionally, RSAs for which the restrictions have lapsed will be included in total shares outstanding, which will have a dilutive effect on our basic earnings per share; and RSAs for which the restrictions have not lapsed will be included in total equivalent shares outstanding, which will have a dilutive effect on our diluted earnings per share.

ESPP. In March 1998, the Board of Directors adopted, upon approval of the shareholders by proxy, the 1998 Employee Stock Purchase Plan (the ESPP). The ESPP provides our employees with an opportunity to become shareholders through a convenient arrangement for purchasing shares of Class A Common Stock.  On the first day of each payroll deduction period, the participating employee receives options to purchase a number of shares of our common stock with money that is withheld from his or her paycheck. The number of shares available to the participating employee is determined at the end of the payroll deduction period by dividing (1) the total amount of money withheld during the payroll deduction period by (2) the exercise price of the options (as described below). Options granted under the ESPP to employees are automatically exercised to purchase shares on the last day of the payroll deduction period, unless the participating employee has, at least thirty days earlier requested that his or her payroll contributions stop. Any cash accumulated in an employee’s account for a period in which an employee elects not to participate is distributed to the employee.

The initial exercise price for options under the ESPP is 85% of the lesser of the fair market value of the common stock as of the first day of the payroll deduction period and as of the last day of that period. No participant can purchase more than $25,000 worth of our common stock in all payroll deduction periods ending during the same calendar year. We value the stock options under the ESPP using the Black-Scholes option pricing model, which incorporates the following assumptions as of March 31, 2006:

2006
Risk-free interest rate	4.563%
Expected life	90 days
Expected volatility	43.384%
Annual dividend yield	4.44%

We use the Black-Scholes model as opposed to a lattice pricing model because employee exercise patterns are not relevant to this plan. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life is based on the number of days in the quarter. The expected volatility is based on our historical stock prices over the previous 90-day period. The annual dividend yield is based on the annual dividend per share divided by the share price on the grant date.

The stock-based compensation expense recorded for the three months ended March 31, 2006 was less than $0.1 million for the 0.1 million shares issued to employees. This expense reduced our consolidated income, but it had no effect on our consolidated cash flows. Additionally, options issued under the ESPP are included in the total shares outstanding at the end of each period, which results in a dilutive effect on our basic and diluted earnings per share.

Match. The Sinclair Broadcast Group, Inc. 401(k) Profit Sharing Plan and Trust (the 401(k) Plan) is available as a benefit for our eligible employees. Contributions made to the 401(k) Plan include an employee elected salary reduction amount, company-matching contributions (the Match) and an additional discretionary amount determined each year by the Board of Directors. The Match and any discretionary contributions may be made using our Class A Common Stock if the Board of Directors so choose. In general, we make the Match using our Class A Common Stock.

The value of the Match is based on the level of elective deferrals into the 401(k) plan. The amount of shares of our Class A Common Stock used to make the Match is determined using the closing price on or about March 1st of each year for the previous year’s Match. The Match is equal to a maximum of 50% of the first 4% of elective deferrals by eligible employees. During the three months ended March 31, 2006, we made the 2005 Match of $1.5 million. Additionally, we recorded an expense related to the 2006 Match of $0.5 million, which will be made using our Class A Common Stock in March of 2007. There has been no change in the method of accounting for the Match as a result of adopting SFAS 123R. Therefore, there will be no changes in the effect of the Match on our consolidated income, cash flows and basic and diluted earnings per share in future periods as compared to previous periods.

Compensation Summary

A brief description of the compensation recorded in the consolidated statements of operations is as follows for each type of stock-based compensation awards:

Options. For the three months ended March 31, 2006, we did not record any expense related to our outstanding options. All options were previously vested, as disclosed above, and no options were awarded during the period. See 2005 Pro-Forma Compensation below for our accounting treatment during the three months ended March 31, 2005.

RSAs. For the three months ended March 31, 2006, we did not record any expense related to RSAs because there were no RSAs granted prior to that date.

ESPP. For the three months ended March 31, 2006, we recorded less than $0.1 million in compensation expenses related to our ESPP. See 2005 Pro-Forma Compensation below for our accounting treatment during the three months ended March 31, 2005.

Match. For the three months ended March 31, 2006 and 2005, we recorded $0.5 million and $0.2 million, respectively, in compensation expenses related to our Match.

We have accounted for stock-based compensation in accordance with interpretive guidance provided by the SEC in Staff Accounting Bulletin No. 107. The following table presents the stock-based compensation classified as station production, station selling, general and administrative and corporate general and administrative expenses:

	Three Months Ended March 31,
	2006	2005
Station production expenses	$37,958	$37,862
Stock-based compensation	151	62
Station production expenses, as reported	$38,109	$37,924

Station selling, general and administrative expenses	$33,908	$34,688
Stock-based compensation	238	89
Station selling, general and administrative expenses, as reported	$34,146	$34,777

Corporate general and administrative expenses	$5,696	$5,386
Stock-based compensation	110	67
Corporate general and administrative expenses, as reported	$5,806	$5,453

2005 Pro-Forma Compensation

For the three months ended March 31, 2005, we applied the intrinsic value method of accounting for stock options as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, which was permitted by SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123). Accordingly, no expense was recognized for our options or shares granted under the ESPP. Had compensation expense related to our stock options and shares under the ESPP been determined consistent with SFAS 123, our net income available to common shareholders for the three months ended March 31, 2005 would approximate the pro forma amounts below (in thousands, except per share data):

2005
Net income available to common shareholders	$8,807
Add: Stock-based employee compensation expense included in net income, net of related tax effects	218
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(464)
Net income available to common shareholders, pro forma	$8,561

Earnings per share:
Basic and diluted— as reported	$0.10
Basic and diluted — pro forma	$0.10

We have computed for pro forma disclosure purposes the value of all options granted during the three months ended March 31, 2005, using the Black-Scholes option pricing model as prescribed by SFAS 123 using the following weighted average assumptions:

2005
Risk-free interest rate	3.10%
Expected lives	5 years
Expected volatility	48.0%
Dividend yield	2.2%
Weighted average fair value	$5.48

3. COMMITMENTS AND CONTINGENCIES:

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

Operating Leases

As of March 31, 2006, we had outstanding letters of credit of $1.1 million under our revolving credit facility. The letters of credit act as a guarantee of lease payments for the property occupied by WTTA-TV in Tampa, Florida, pursuant to the terms and conditions of the lease agreement and as support of the purchase of the license assets of WNYS-TV in Syracuse, New York, pursuant to an Asset Purchase Agreement.

Network Affiliation Agreements

As of March 31, 2006, the 58 television stations that we own and operate, or to which we provide programming services or sales services, 56 currently are affiliated as follows: FOX (19 stations), WB (18 stations), ABC (10 stations), UPN (6 stations), CBS (2 stations) and NBC (1 station).  The remaining two stations are independent. The networks produce and distribute programming in exchange for each station’s commitment to air the programming at specified times and for commercial announcement time during programming.

On October 24, 2005, NBC informed us that they intend to terminate our affiliation with WTWC-TV in Tallahassee, Florida. This notice is contractually required to avoid automatic renewal of the existing agreement which expires January 1, 2007. NBC has stated it is willing to continue its affiliation with WTWC if revised terms and conditions can be agreed upon. As of March 31, 2006, the net book value of this affiliation agreement was $2.2 million. We continue to negotiate with NBC regarding our affiliation agreement.

On March 2, 2006, we entered into an agreement with Twentieth Television, Inc. to air MyNetworkTV primetime programming on 17 of our stations. This agreement becomes effective on September 5, 2006 and expires on September 4, 2011. As of March 31, 2006, the net book value of the affiliation agreements related to our WB and UPN stations that will be airing MyNetworkTV programming was $6.2 million.

On May 1, 2006, we entered into an agreement with FOX to renew all of our FOX affiliation agreements. These agreements expire on March 31, 2012. As of March 31, 2006, the net book value of these affiliation agreements was $36.4 million.

On May 2, 2006, we entered into affiliation agreements with The CW Television Network to air their programming on nine of our stations. These agreements become effective on September 1, 2006 and expire on August 31, 2010. As of March 31, 2006, the net book value of the affiliation agreements related to our WB stations that will be airing CW programming was $2.6 million.

Beginning in September 2006, our 58 television stations will be affiliated as follows: FOX (19 stations), MyNetworkTV (17 stations), ABC (10 stations), The CW (9 stations), CBS (2 stations) and NBC (1 station). We will no longer have independent stations.

Changes in the Rules on Television Ownership and Local Marketing Agreements

There have been no material changes to the Federal Communications Commission (FCC) rules on television ownership and local marketing agreements during the three months ended March 31, 2006. Please refer to Note 10. Commitments and Contingencies in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2005.

4. SUPPLEMENTAL CASH FLOW INFORMATION:

During the three months ended March 31, 2006 and 2005, our supplemental cash flow information was as follows (in thousands):

	Three Months Ended March 31,
	2006	2005

Income taxes paid related to continuing operations	$26	$548
Income taxes paid related to sale of discontinued operations	$4,028	$40
Income tax refunds received	$166	$372
Interest paid	$28,588	$31,816

Non-cash barter and trade expense are presented in the consolidated statements of operations. Non-cash transactions related to capital lease obligations were $0.4 million for the quarter ended March 31, 2006. No capital lease obligations were entered into for the quarter ended March 31, 2005.

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

As of March 31, 2006, we held the following derivative instruments (in millions):

Notional Amount		Expiration Date	Interest Payable		Interest Receivable		FMV Asset (Liability) (d)

$375.0	(a)	June 5, 2006	6.25 to 7.00%		LIBOR	(c)	$—	(f)
$200.0	(a)	June 5, 2006	6.32 to 7.00%		LIBOR	(c)	$—	(f)
$300.0	(b)	March 12, 2012	LIBOR + 2.28	%(c)	8.00%		$—	(f)
$100.0	(b)(e)	March 12, 2012	LIBOR + 3.095	%(c)	8.00%		$(3.5)
							$(3.5)

(a)             These swap agreements do not qualify for hedge accounting treatment under SFAS 133; therefore, changes in their fair market values are reflected currently in earnings as an unrealized gain from derivative instruments. We recorded an unrealized gain related to these instruments of $2.9 million and $8.9 million for the three months ended March 31, 2006 and 2005, respectively. The instrument with a notional amount of $375.0 million was amended on March 2, 2005, resulting in a removal of termination option by the counterparty. The instrument with a notional amount of $200.0 million does not have an option to terminate before it expires.

(b)            These swaps are accounted for as fair value hedges in accordance with SFAS 133; therefore, changes in their fair market values are reflected as adjustments to the carrying value of the underlying debt being hedged.

(c)             Represents a floating rate based on three-month London Interbank Offered Rate (LIBOR).

(d)            The fair market value (FMV) of the interest rate swap agreements is estimated by obtaining quotations from the international financial institution party to each derivative contract. The fair value is an estimate of the net amount that we would (pay) receive on March 31, 2006, if we cancelled the contracts or transferred them to other parties. This amount was a liability of $3.5 million on March 31, 2006 compared to a liability of $8.9 million on March 31, 2005. This decrease in liability was a result of higher interest rates in the first quarter of 2006 versus the first quarter of 2005.

(e)             On April 20, 2006, we terminated these agreements for $3.8 million, the fair value of the derivative on the date of termination. This amount also represents an adjustment to the carrying value of the related debt and will be amortized over the remaining life of the underlying hedged debt in accordance with SFAS 133.

(f)               Due to current interest rate levels, amounts are less than $0.1 million.

During May 2003, we completed an issuance of $150.0 million aggregate principal amount of 4.875% Convertible Senior Notes. Under certain circumstances, we will pay contingent cash interest to the holders of the convertible notes commencing on January 15, 2011. This contingent cash interest feature is an embedded derivative which had a negligible fair value as of March 31, 2006.

6. EARNINGS PER SHARE:

The following table reconciles income (numerator) and shares (denominator) used in our computations of earnings per share for the three months ended March 31, 2006 and 2005 (in thousands):

	As of March 31,
	2006	2005
Income (Numerator)
Income from continuing operations	$8,223	$8,448
Income from discontinued operations, including gain on sale of broadcast assets related to discontinued operations	$2,942	$2,861
Net income	11,165	11,309
Preferred stock dividends	—	2,502
Net income available to common shareholders	$11,165	$8,807

Shares (Denominator)
Weighted-average common shares outstanding	85,533	85,235
Dilutive effect of outstanding stock options	2	1
Weighted-average common and common equivalent shares outstanding	85,535	85,236

We applied the treasury stock method to measure the dilutive effect of our outstanding stock options and include the respective common share equivalents in the denominator of the diluted EPS computation. For each of the three months ended March 31, 2006 and 2005, our 6% Convertible Debentures, due and 4.875% Convertible Senior Notes, due 2018 were anti-dilutive; therefore, they were not included in the computation of diluted EPS.

7. RELATED PARTY TRANSACTIONS:

From time to time, we charter aircraft owned by certain controlling shareholders. For each of the three months ended March 31, 2006 and 2005, we incurred less than $0.1 million related to these arrangements.

Certain assets used by us and our operating subsidiaries are leased from Cunningham Communications Inc., Keyser Investment Group, Gerstell Development Limited Partnership and Beaver Dam, LLC (entities owned by the controlling shareholders). Lease payments made to these entities were $1.1 million for the three months ended March 31, 2006 and 2005.

In January 1999, we entered into a local marketing agreement (LMA) with Bay Television, Inc. (Bay TV), which owns the television station WTTA-TV in Tampa, Florida. Our controlling shareholders own a substantial portion of the equity of Bay TV. The LMA provides that we deliver television programming to Bay TV, which broadcasts the programming in return for a monthly fee to Bay TV of $143,500. We must also make an annual payment equal to 50% of the adjusted annual broadcast cash flow of the station (as defined in the LMA) that is in excess of $1.7 million. The additional payment is reduced by 50% of the adjusted broadcast cash flow of the station that was below zero in prior calendar years. Lease payments made to Bay TV were $0.4 million for the three months ended March 31, 2006 and 2005.

In connection with our 1997 negotiations with The WB to obtain affiliation agreements for a number of our stations, we discussed an opportunity to obtain The WB affiliation in Tampa, Florida for WTTA-TV, which is owned by Bay TV as described above. We did this in anticipation of entering into a LMA with Bay TV to program WTTA, which was then operating as a non-affiliated independent television station airing paid programming. In 1998, in order to obtain The WB affiliation for WTTA, we and Bay TV each agreed to make payments in the future to The WB of $10.0 million, or $20.0 million in total. Our agreement to make such payments was conditioned upon Bay TV entering into the aforementioned LMA agreement, which we subsequently entered into in January 1999.

Our obligation to make a $10.0 million payment to The WB was structured as a $5.0 million reduction of each of the payments owed to us by The WB under our multi-station affiliation agreement in January of each of 2006 and 2007, assuming that The WB was still operating a television network at the time such payments were due. Additionally, Bay TV agreed to make $5.0 million cash payments to The WB in January 2006 and January 2007 pursuant to the granting of The WB affiliation for WTTA. Additionally, our multi-station WB affiliation agreement provided that The WB’s obligation to make a $5.0 million payment to us in each of January 2006 and 2007 was expressly conditioned upon receipt by The WB of corresponding payments from Bay TV.

After Bay TV failed to make the first $5.0 million payment to The WB on its due date January 16, 2006, The WB withheld $5.0 million from the amount due to us pursuant to our multi-station affiliation agreement. On January 24, 2006, The WB announced that it was combining with the UPN television network to form the CW Television Network. As a result, we entered into negotiations with The WB regarding a number of issues surrounding The WB’s announcement, including the impact of the elimination of WTTA’s WB network affiliation and the amount we and Bay TV agreed to pay for the affiliation in Tampa.

As a result of such negotiations, on May 2, 2006, we entered into primary affiliation agreements with the CW Television Network. Concurrently, we entered into a release and settlement agreement between us and Bay TV, on one side, and The WB and UPN, on the other side (the Release and Settlement Agreement). Pursuant to the Release and Settlement Agreement, we and Bay TV agreed to release The WB and UPN, and The WB and UPN agreed to release us and Bay TV, from any claims or other liabilities we or Bay TV, or The WB or UPN, may have arising out of or in connection with (a) any agreement, including any affiliation agreements entered into by us or Bay TV with The WB or UPN, and (b) any services previously performed by any one of the parties to the Release and Settlement Agreement for any other party to the Release and Settlement Agreement.  In addition, pursuant to the Release and Settlement Agreement, The WB assigned to us all of The WB’s rights to receive a $5.0 million payment from Bay TV on January 16, 2006.  In connection with executing the Release and Settlement Agreement and entering into the CW Television Network affiliation agreements, The WB and UPN agreed to make a payment to us and, on May 2, 2006, we entered into an agreement with Bay TV (the “Bay TV Agreement”) in which we agreed to pay Bay TV $750,000, representing Bay TV’s share of the payment made to us by The WB and UPN. This payment will be made by reducing by $750,000 Bay TV’s obligation to pay us $5.0 million, which obligation was assigned to us by The WB as described above.

The foregoing description does not purport to be a complete statement of the parties rights and obligations under the Settlement and Release Agreement or the Bay TV Agreement. The foregoing description is qualified in its entirety by reference to the Settlement and Release Agreement and the Bay TV Agreement, copies of which will be filed as exhibits to the Company’s Form 10-Q for the quarter ended June 30, 2006.

David D. Smith, our President and Chief Executive Officer, has a controlling interest in Atlantic Automotive and is a member of the Board of Directors. Atlantic Automotive Corporation is a holding company which owns automobile dealerships and a leasing company. We sold advertising time to Atlantic Automotive on WBFF-TV and WNUV-TV, both in Baltimore, Maryland, and received payments totaling $0.1 million and $0.2 million during the three months ended March 31, 2006 and 2005, respectively. We purchased a total of $0.4 million in vehicles and related vehicle services from Atlantic Automotive during each of the three months ended March 31, 2006 and 2005.

In August 1999, we established a small business investment company called Allegiance Capital Limited Partnership (Allegiance) with an investment of $2.4 million. Our controlling shareholders and our Chief Financial Officer and Executive Vice President are also limited partners in Allegiance, along with Allegiance Capital Management Corporation (ACMC), the general partner. ACMC controls all decision making, investing and management of operations of Allegiance in exchange for a monthly management fee based on actual expenses incurred which currently averages approximately $0.1 million and which is paid by the limited partners. We received a $6.0 million distribution from Allegiance during the three months ended March 31, 2006.

8. DISCONTINUED OPERATIONS:

Accounts receivable related to all of our discontinued operations is included in the accompanying consolidated balance sheets, net of allowance for doubtful accounts, for all periods presented. This is because we continue to own the rights to collect the amounts due to us through the closing dates of the non-license television broadcast assets. Such amounts were $0.3 million (net of allowance of $0.4 million) and $0.2 million (net of allowance of $0.4 million) as of March 31, 2006 and December 31, 2005, respectively.

WEMT Disposition

On May 16, 2005, we entered into an agreement to sell WEMT-TV in Tri-Cities, Tennessee, including the FCC license (the broadcast license) to an unrelated third party for $7.0 million. On the same day, we completed the sale of the WEMT non-license television broadcast assets for $5.6 million of the total $7.0 million sales price and recorded a deferred gain of $3.2 million, which is stated separately on the December 31, 2005 consolidated balance sheet. The FCC approved the transfer of the broadcast license to the unrelated third party and we completed the sale of the license assets, including the broadcast license, on February 8, 2006 for a cash price of approximately $1.4 million. We recorded $1.8 million, net of $0.9 million in taxes, as gain from discontinued operations in our consolidated statements of operations for the quarter ended March 31, 2006.

The gain is comprised of the previously deferred gain of $2.1 million and the loss of $0.3 million from the sale of the license assets, net of taxes, respectively. The net cash proceeds were used in the normal course of operations and for capital expenditures.

Other Dispositions

During the three months ended March 31, 2006, we recognized a $1.1 million tax benefit primarily relating to a settlement regarding certain state tax returns related to discontinued operations in 1999.

9. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS:

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

The following condensed consolidating financial statements present the consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows of SBG, STG, KDSM, LLC, the direct and indirect non-guarantor subsidiaries of SBG and the eliminations necessary to arrive at our information on a consolidated basis. These statements are presented in accordance with the disclosure requirements under Securities and Exchange Commission Regulation S-X, Rule 3-10.

CONDENSED CONSOLIDATED BALANCE SHEET
AS OF MARCH 31, 2006
(in thousands) (unaudited)

		Guarantor Subsidiaries
	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	KDSM, LLC	Non-Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Cash	$—	$6,232	$54	$1,467	$—	$7,753
Accounts receivable	142	112,951	1,219	3,864	—	118,176
Other current assets	1,645	67,147	796	4,536	—	74,124
Total current assets	1,787	186,330	2,069	9,867	—	200,053

Property and equipment, net	9,069	278,968	4,306	3,455	—	295,798

Investment in consolidated subsidiaries	518,275	—	—	—	(518,275)	—
Other long-term assets	21,573	62,055	847	6,382	(3,016)	87,841
Total other long-term assets	539,848	62,055	847	6,382	(521,291)	87,841

Acquired intangible assets	—	1,608,879	5,544	57,470	—	1,671,893

Total assets	$550,704	$2,136,232	$12,766	$77,174	$(521,291)	$2,255,585

Accounts payable and accrued liabilities	$13,760	$51,574	$335	$6,375	$—	$72,044
Current portion of long-term debt	910	2,381	—	33,500	—	36,791
Other current liabilities	—	78,215	1,277	701	—	80,193
Total current liabilities	14,670	132,170	1,612	40,576	—	189,028

Long-term debt	309,660	1,111,541	2,339	—	—	1,423,540
Other liabilities	(2)	413,806	1,608	4,245	(3,016)	416,641
Total liabilities	324,328	1,657,517	5,559	44,821	(3,016)	2,029,209

Common stock	856	—	—	—	—	856
Additional paid-in capital	592,059	571,204	17,056	79,352	(667,612)	592,059
Accumulated deficit	(366,539)	(92,489)	(9,849)	(46,999)	149,337	(366,539)
Total shareholders’ equity	226,376	478,715	7,207	32,353	(518,275)	226,376
Total liabilities and shareholders’ equity	$550,704	$2,136,232	$12,766	$77,174	$(521,291)	$2,255,585

CONDENSED CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2005
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

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2006
(in thousands) (unaudited)

		Guarantor Subsidiaries
	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	KDSM, LLC	Non-Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Net revenue	$—	$157,700	$2,030	$3,737	$—	$163,467

Program and production	—	37,668	441	—	—	38,109
Selling, general and administrative	177	38,557	595	623	—	39,952
Depreciation, amortization and other operating expenses	559	44,466	907	4,118	—	50,050
Total operating expenses	736	120,691	1,943	4,741	—	128,111

Operating (loss) income	(736)	37,009	87	(1,004)	—	35,356

Equity in earnings of subsidiaries	9,610	—	—	—	(9,610)	—
Interest income	—	45	—	1	—	46
Interest expense	(4,620)	(23,915)	(67)	(568)	—	(29,170)
Other income (expense)	7,427	2,439	127	(524)	—	9,469
Total other income (expense)	12,417	(21,431)	60	(1,091)	(9,610)	(19,655)

Income tax (provision) benefit	(516)	(7,187)	—	225	—	(7,478)
Income from discontinued operations, net of taxes	—	1,168	—	—	—	1,168
Gain from sale of discontinued operations, net of taxes	—	1,774	—	—	—	1,774
Net income (loss)	$11,165	$11,333	$147	$(1,870)	$(9,610)	$11,165

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2005
(in thousands) (unaudited)

		Guarantor Subsidiaries
	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	KDSM, LLC	Non-Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Net revenue	$—	$156,825	$2,114	$4,921	$—	$163,860

Program and production	—	37,481	443	—	—	37,924
Selling, general and administrative	3,916	35,274	549	491	—	40,230
Depreciation, amortization and other operating expenses	589	46,514	814	5,213	—	53,130
Total operating expenses	4,505	119,269	1,806	5,704	—	131,284

Operating (loss) income	(4,505)	37,556	308	(783)	—	32,576

Equity in earnings of subsidiaries	11,947	—	—	—	(11,947)	—
Interest income	—	119	—	2	—	121
Interest expense	(2,172)	(26,220)	(66)	(513)	—	(28,971)
Other income (expense)	5,421	4,761	42	(81)	—	10,143
Total other income (expense)	15,196	(21,340)	(24)	(592)	(11,947)	(18,707)

Income tax benefit (provision)	618	(6,566)	—	527	—	(5,421)
Income from discontinued operations, net of taxes	—	2,861	—	—	—	2,861
Net income (loss)	$11,309	$12,511	$284	$(848)	$(11,947)	$11,309

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2006
(in thousands) (unaudited)

		Guarantor Subsidiaries
	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	KDSM, LLC	Non-Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES	$8,348	$14,740	$581	$(203)	$—	$23,466
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(44)	(4,630)	(2)	(41)	—	(4,717)
Payment for acquisition of television stations	—	(1,710)	—	—	—	(1,710)
Distributions from equity investments	—	(59)	—	—	—	(59)
Proceeds from the sale of property	—	1,358	—	—	—	1,358
Proceeds from the sale of broadcast assets related to discontinued operations	—	1,400	—	—	—	1,400
Loans to affiliates	(35)	—	—	—	—	(35)
Proceeds from loans to affiliates	34	—	—	—	—	34
Net cash flows used in investing activities	(45)	(3,641)	(2)	(41)	—	(3,729)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	—	49,000	—	—	—	49,000
Repayments of notes payable, commercial bank financing and capital leases	(7,663)	(53,451)	—	—	—	(61,114)
Increase (decrease) in intercompany payables	8,078	(7,611)	(553)	86	—	—
Dividends paid on Class A and Class B Common Stock	(8,470)	—	—	—	—	(8,470)
Repayments of notes and capital leases to affiliates	(248)	(807)	—	—	—	(1,055)
Net cash flows (used in) from financing activities	(8,303)	(12,869)	(553)	86	—	(21,639)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(1,770)	26	(158)	—	(1,902)
CASH AND CASH EQUIVALENTS, beginning of period	—	8,002	28	1,625	—	9,655
CASH AND CASH EQUIVALENTS, end of period	$—	$6,232	$54	$1,467	$—	$7,753

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2005
(in thousands) (unaudited)

		Guarantor Subsidiaries
	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	KDSM, LLC	Non-Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES	$(4,058)	$27,430	$376	$(810)	$—	$22,938
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(13)	(3,505)	(3)	(17)	—	(3,538)
Additional investments	(192)	(26)	—	(300)	—	(518)
Proceeds from the sale of property	—	21	—	—	—	21
Loans to affiliates	(20)	—	—	—	—	(20)
Proceeds from loans to affiliates	28	—	—	—	—	28
Net cash flows used in investing activities	(197)	(3,510)	(3)	(317)	—	(4,027)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Repayments of notes payable, commercial bank financing and capital leases	(255)	(2,245)	—	—	—	(2,500)
Proceeds from exercise of stock options	13	—	—	—	—	13
Increase (decrease) in intercompany payables	9,128	(9,790)	(371)	1,033	—	—
Dividends paid on Series D Convertible Exchangeable Preferred Stock	(2,502)	—	—	—	—	(2,502)
Dividends paid on Class A and Class B Common Stock	(2,129)	—	—	—	—	(2,129)
Repayments of notes and capital leases to affiliates	—	(953)	—	—	—	(953)
Net cash flows from (used in) financing activities	4,255	(12,988)	(371)	1,033	—	(8,071)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	10,932	2	(94)	—	10,840
CASH AND CASH EQUIVALENTS, beginning of period	—	7,861	27	2,603	—	10,491
CASH AND CASH EQUIVALENTS, end of period	$—	$18,793	$29	$2,509	$—	$21,331

10. SUBSEQUENT EVENTS

CW and Bay TV Related Party Agreements

On May 2, 2006, we entered into certain agreements with the CW Television Network, Bay Television Inc., The WB and UPN. For a complete disclosure of these agreements please see Note. 7 Related Party Transactions for more information.

FOX Agreement

On May 1, 2006, we entered into 19 station Affiliation Agreements with FOX Broadcasting Company (FOX). The Affiliation Agreements were effective as of March 7, 2006. FOX has agreed to provide each affiliate station with two hours of programming on Monday to Friday, seven hours on Saturday and four hours on Sunday. Each Affiliation Agreement will expire on March 6, 2012.

Interest Rate Swaps

On April 20, 2006, we terminated two of our interest rate derivative instruments with a $3.8 million payment. The off-setting fair value adjustment to the debt will be amortized as interest expense over the remaining life of the 8% Senior Subordinated Notes, due 2012, the underlying debt being hedged, in accordance with SFAS 133.

Restricted Stock Awards

On April 3, 2006, the Compensation Committee of the Board of Directors approved 40,000 shares of restricted stock awards for the year ended December 31, 2005. The restricted stock awards were made pursuant to the Company’s 1996 Long-Term Incentive Plan and will result in compensation expense beginning in the three months ended June 30, 2006.

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

•                  the timely transition of digital television from analog by the viewing public;

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

•                  successful integration of outsourcing and news share agreements;

•                  the success of our multi-channel broadcasting initiatives;

•                  our ability to maintain our affiliation agreements with the relevant networks; and

•                  FCC license renewals.

Other matters set forth in this report, including the Risk Factors set forth in Item 1A of this quarterly report and in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2005 filed with the Securities and Exchange Commission, may also cause actual results in the future to differ materially from those described in the forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this report might not occur.

The following table sets forth certain operating data for the three months ended March 31, 2006 and 2005:

STATEMENT OF OPERATIONS DATA
(in thousands, except per share data)

	2006	2005
Statement of Operations Data:
Net broadcast revenues (a)	$147,925	$144,428
Revenues realized from station barter arrangements	11,805	14,511
Other operating divisions’ revenues	3,737	4,921
Total revenues	163,467	163,860

Station production expenses	38,109	37,924
Station selling, general and administrative expenses	34,146	34,777
Expenses recognized from station barter arrangements	10,825	13,405
Amortization of program contract costs and net realizable value adjustments	18,623	17,119
Depreciation and amortization expenses (b)	16,613	17,553
Other operating divisions’ expenses	3,989	5,053
Corporate general and administrative expenses	5,806	5,453
Operating income	35,356	32,576

Interest expense and amortization of debt discount and deferred financing costs	(29,170)	(28,971)
Interest income	46	121
Loss from sale of assets	(287)	(11)
Gain from extinguishment of debt	901	—
Unrealized gain from derivative instruments	2,881	8,899
Income from equity and cost investees	6,099	1,179
Other (expense) income, net	(125)	76
Income from continuing operations before income taxes	15,701	13,869
Income tax provision	(7,478)	(5,421)
Income from continuing operations	8,223	8,448

Discontinued Operations:
Income from discontinued operations, net of taxes	1,168	2,861
Gain from discontinued operations, net of taxes	1,774	—
Net income	$11,165	$11,309
Net income available to common shareholders	$11,165	$8,807

Basic and Diluted Earnings Per Share:
Earnings per share from continuing operations	$0.10	$0.07
Earnings per share from discontinued operations	$0.03	$0.03
Earnings per common share	$0.13	$0.10
Weighted average common shares outstanding	85,533	85,235
Weighted average common equivalent shares outstanding	85,535	85,236
Dividends declared per common share	$0.10	$0.05

	March 31, 2006	December 31, 2005
Balance Sheet Data:
Cash and cash equivalents	$7,753	$9,655
Total assets	$2,255,585	$2,285,653
Total debt (c)	$1,460,331	$1,479,843
Total shareholders’ equity	$226,376	$222,017

(a)             “Net broadcast revenues” is defined as station broadcast revenues, net of agency commissions.

(b)            Depreciation and amortization includes depreciation and amortization of property and equipment and amortization of acquired intangible broadcasting assets and other assets.

(c)             “Total debt” is defined as long-term debt, net of unamortized discount and capital lease obligations, including current portion thereof. Total debt does not include our preferred stock as of December 31, 2005.

The following Management’s Discussion and Analysis provides qualitative and quantitative information about our financial performance and condition and should be read in conjunction with our consolidated financial statements and the accompanying notes to those statements. This discussion consists of the following sections:

Executive Overview — a description of our business and financial highlights since 2005;

Results of Operations — an analysis of our revenues and expenses for the first quarter 2006 and 2005, including comparisons between quarters and expectations for the second quarter 2006; and

Liquidity and Capital Resources — an analysis of our cash flows from or used in operating activities, investing activities and financing activities and an update of our Bond repurchases during the quarter.

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

First Quarter 2006 Highlights

•                  Operating income increased 8.5% in the first quarter of 2006 due to retransmission fee revenues and expense controls;

•                  Basic and diluted earnings per share were $0.13 in the first quarter of 2006 versus $0.10 in the same period of 2005;

•                  Local time sales, excluding political, increased 6.6% in the first quarter of 2006;

•                  We entered into affiliation agreements with MyNetworkTV for 17 of our WB, UPN and independent stations;

•                  We redefined the mission of our News Central operations to improve the quality, profitability and competitiveness of our local newscasts;

•                  We announced that 30 of our television stations will carry the Tube Music Network on their digital channels beginning in May 2006; and

•                  We repurchased, in the open market, $8.6 million face value of our 6% Convertible Debentures, due 2012 and $8.0 million face value of our 8% Senior Subordinated Notes, due 2012.

Other Highlights

•                  We renewed our affiliation agreement with the FOX network for our 19 FOX affiliates for another six years;

•                  We entered into affiliation agreements with CW Television Network for nine of our WB and independent stations;

•                  We are re-launching local news programming in Buffalo, Flint, Cincinnati, Raleigh, Pittsburgh and Las Vegas under news share arrangements and discontinuing the news in Milwaukee, Syracuse and Tampa; and

•                  Our television station in Baltimore, Maryland (WBFF-TV), went live on May 1, 2006 with WBFF-DT-45-2, the market’s first multi-digital channel to carry syndicated and other local programming.

We believe that all of these events will enhance shareholder value.

For more information about restructuring costs related to news operations see Note 1. Summary of Significant Accounting Policies.

On January 1, 2006, we adopted Statement of Financial Accounting Standard No. 123R, Share-Based Payment (SFAS 123R).  SFAS 123R requires us to expense the fair value of grants of various stock-based compensation programs over the vesting period of the awards.  We elected to adopt the “Modified Prospective Application” transition method which does not result in the restatement of previously issued consolidated financial statements.  For additional information regarding our accounting under SFAS 123R, see Note 2. Stock-Based Compensation.

RESULTS OF OPERATIONS

In general, this discussion is related to the results of our continuing operations, except for discussions regarding our cash flows (which also include the results of our discontinued operations). Unless otherwise indicated, references in this discussion and analysis to the first quarter of 2006 and 2005 refer to the three months ended March 31, 2006 and 2005, respectively. Additionally, any references to the second, third or fourth quarter are to the three months ended June 30, September 30 and December 31, respectively, for the year being discussed.

Operating Results

The following table presents our revenues from continuing operations, net of agency commissions, for the three months ended March 31, 2006 and 2005 (in millions):

	For the Three Months Ended March 31,
	2006	2005	Percent Change
Local revenues:
Non-political	$91.1	$85.5	6.5%
Political	0.1	—	—
Total local	91.2	85.5	6.7%

National revenues:
Non-political	47.0	51.4	(8.6)%
Political	0.6	0.1	500.0%
Total national	47.6	51.5	(7.6)%

Other revenues	9.1	7.4	23.0%
Total net broadcast revenues	$147.9	$144.4	2.4%

Net broadcast revenues. From a revenue category standpoint, the first quarter 2006, when compared to the same period in 2005, was positively impacted by an increase in advertising revenues generated from the services, schools, telecommunications, fast food, retail-department stores, religion and medical sectors. These increases were offset by decreases in the automotive, food-breakfast, food-other and other sectors. Automotive advertising revenues were down 14.8% compared to first quarter 2005. Automotive is our largest revenue category and represented 21.3% of the quarter’s net time sales of $138.8 million. We expect net broadcast revenues excluding barter, to be approximately flat to up 2.0% from second quarter 2005.

From a network affiliate perspective, broadcast revenue including political revenue from time sales at our FOX affiliates, which represent our largest affiliation at 39.5% of the quarter’s total net time sales, declined 4.1% for the first quarter 2006 as compared to the same period in 2005 primarily because the Super Bowl was on FOX in 2005 and was on ABC in 2006. In addition, our CBS (1.5% of the total net time sales) affiliates experienced a decline of 5.8% compared with the same period in 2005. Our NBC (0.7% of the total net time sales), ABC (23.2% of the total net time sales) and UPN (8.3% of the total net time sales) affiliates experienced revenue growth of 18.3%, 11.3% and 4.1%, respectively. Our WB (25.5% of the total net time sales) affiliates experienced consistent revenue sales with less than 0.1% growth for the quarter ended March 31, 2006 compared with the same period in 2005. Our independent stations (1.3% of the total net time sales) experienced 17.9% revenue growth for the first quarter 2006 compared with the same period in 2005.

Political Revenues. Political revenues were not significant in 2005 because it was not an election year. We expect political revenues to increase to $1.4 million in second quarter 2006 since 2006 is an election year.

Local Revenues. Our revenues from local advertisers, excluding political revenues, increased during the first quarter 2006 when compared to 2005. We continue to focus on increasing local advertising revenues through innovative sales and marketing strategies in our markets. Revenues from our new business initiatives increased by $1.4 million during the first quarter 2006 to $6.9 million from $5.5 million during the same period in 2005. We continue to provide an enhanced sales training course for all of our salespeople with a focus on local revenue sales. These efforts continued throughout 2005 and subsequent training is scheduled during 2006.

National Revenues. Our revenues from national advertisers, excluding political revenues, have continued to trend downward over time. We believe this trend represents changes in the way national advertising dollars are being spent. For example, some advertisers in major categories such as automotive have been shifting portions of their advertising budgets away from national spot purchases to local spot purchases in an effort to focus on more specific target markets. Additionally, some advertisers have been shifting portions of their advertising budgets away from spot television in favor of internet advertising. We expect this trend to continue into the second quarter.

Other Revenues.  Our other revenues consist primarily of revenues from retransmission agreements with cable and satellite providers, network compensation, production revenues, internet revenues and revenues from our outsourcing agreements. Compared to the same period in 2005, other revenues increased $1.7 million during the first quarter 2006. The increase in other revenues is primarily related to increased retransmission revenues. We expect other revenues to continue to trend upward over time as a result of increased revenues from retransmission agreements.

The following table presents our significant expense categories for the three months ended March 31, 2006 and 2005 (in millions):

	For the Three Months Ended March 31,
	2006	2005	Percent Change

Station production expenses	$38.1	$37.9	0.5%
Station selling, general and administrative expenses	$34.1	$34.8	(2.0)%
Amortization of program contract costs and net realizable value adjustments	$18.6	$17.1	8.8%
Depreciation of property and equipment	$12.3	$13.0	(5.4)%
Corporate general and administrative expenses	$5.8	$5.5	5.5%
Amortization of definite-lived intangible assets and other assets	$4.3	$4.5	(4.4)%
Interest expense	$29.2	$29.0	0.7%
Unrealized gain from derivative instruments	$2.9	$8.9	(67.4)%
Income from equity and cost investees	$6.1	$1.2	408.3%
Income tax provision	$7.5	$5.4	38.9%

Station Production Expenses.  Station production expenses increased during the first quarter 2006 compared to the same period in 2005 as a result of increases in news expenses of $1.2 million related to the severance and other shutdown costs due to the restructuring of News Central, production expenses of $0.1 million and rating service fees of $0.2 million. These increases were offset by decreases in promotion of $1.1 million because we generally spend less on promotions during the winter and summer Olympics, programming of $0.1 million and miscellaneous expense of $0.1 million.

Station Selling, General and Administrative Expenses.  Station selling, general and administrative expenses decreased during the quarter ended March 31, 2006 compared to same period in 2005 as a result of decreases in sales expenses related to direct mailers of $1.2 million and a decrease of software costs of $0.3 million. These decreases were offset by increases in management bonuses of $0.3 million, local and national sales representatives’ commissions of $0.2 million and higher health care costs of $0.3 million.

Amortization of Program Contract Costs.  The amortization of program contract costs increased during the first quarter 2006 compared to the same period in 2005 primarily due to significant program additions in the first quarter of 2006. We expect program contract amortization to be approximately $22.4 million in second quarter 2006.

Depreciation of Property and Equipment. Depreciation of property and equipment decreased in the first quarter 2006 when compared to the same period in 2005. We expect depreciation on property and equipment to be approximately $12.5 million in second quarter 2006.

Corporate General and Administrative Expenses. Corporate general and administrative expenses represent the costs to operate our corporate headquarters location. Such costs include, among other things, corporate departmental salaries, bonuses and fringe benefits, stock based compensation, directors’ and officers’ life insurance, rent, telephone, consulting fees, legal, accounting and director fees. Corporate departments include executive, treasury, finance and accounting, human resources, technology, corporate relations, legal, sales, operations and purchasing.

Corporate general and administrative expenses increased during the quarter ended March 31, 2006 compared to the same period in 2005 as a result of increases in salary expense of $0.2 million, bonus expense of $0.1 million, consulting fees of $0.1 million and miscellaneous expenses of $0.2 million. These increases were offset by decreases in audit and accounting fees of $0.3 million. We expect corporate general and administrative expenses to increase to approximately $6.6 million in second quarter 2006 primarily because we have changed the allocation of news costs to our stations as part of redefining our News Central operations.

Amortization of Definite-lived Intangible Assets and Other Assets. The amortization of definite-lived intangibles has trended slightly downward since 2003 and we expect this trend to continue on an annual basis going forward. Amortization is decreasing slightly over time because a portion of our intangible assets becomes fully amortized each year. We expect amortization to be approximately $4.4 million in the second quarter 2006 and $17.5 million for the year.

Interest Expense. Interest expense presented in the financial statements is related to continuing operations. Interest expense increased $0.2 million during the first quarter 2006 when compared to 2005. The increase is due to the exchange of our Series D Convertible Exchangeable Preferred Stock for Convertible Debentures in the second quarter of 2005, offset by a decrease of interest related to derivative instruments. We expect interest expense net of interest income to decrease in the second quarter 2006 to approximately $28.0 million, assuming no changes in the current interest rate yield curve and no changes in our current debt levels and the June 2006 expiration of two interest rate swap agreements that have notional amounts totaling $575.0 million.

Unrealized Gain from Derivative Instruments. We record gains and losses related to certain of our derivative instruments. We entered into these instruments prior to implementing the Financial Accounting Standards Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities and due to the way they were structured, they did not qualify as effective hedges (as that term is defined in the accounting guidance). Generally, when derivative instruments are not effective, the change in the fair value of the instruments is recorded in the statement of earnings for each respective period. The fair value of our derivative instruments is primarily based on the future interest rate curves at the end of each period. During the first quarter 2006, the future interest rate curves reflected increasing interest rates; therefore, we recorded an unrealized gain of $2.9 million from derivative instruments in our consolidated statements of operations. These instruments expire in the second quarter 2006.

Income from Equity and Cost Investees. In the first quarter 2006, we recorded $6.5 million of income from Allegiance Capital LP, $5.4 million more than the $1.2 million recorded in the first quarter 2005. This increase was a result of the sale and initial public offering of certain of Allegiance’s portfolio companies and was offset by miscellaneous decreases in other investments. We cannot predict when other exit events such as these will occur in the future.

Income Tax Provision. The income tax provision from continuing operations increased as a result of an increase in pre-tax income and the effective tax rate. The effective tax rate for the quarter ended March 31, 2006 was 47.6% as compared to 39.1% during the same period in 2005. The increase in the effective tax rate is primarily due to greater valuation allowance on state net operating losses booked in the first quarter 2006 as compared to the same period in 2005.

Other Operating Divisions’ Revenue and Expense

During the quarter ended March 31, 2006, the other operating divisions’ revenue that related to G1440, our software development and consulting company, increased by $0.2 million to $2.2 million or 10.0%, from $2.0 million for the same period last year. G1440’s operating expenses increased by $0.3 million to $2.2 million for 2006 as compared to $1.9 million for 2005. Other operating divisions’ revenue related to our ownership interest in Acrodyne decreased by $1.4 million or 46.7% to $1.6 million, from revenues of $3.0 million in 2005. Acrodyne’s operating expenses decreased by $1.4 million to $1.7 million for 2006 as compared to $3.1 million for 2005.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operations and availability under our Bank Credit Agreement (the Bank Credit Agreement). As of March 31, 2006, we had $7.8 million in cash balances and working capital of approximately $11.0 million. We anticipate that cash flow from our operations and the Revolver will be sufficient to continue paying dividends under our current policy and to satisfy our debt service obligations, capital expenditure requirements and working capital needs for the next year. As of March 31, 2006, we had borrowed $100.0 million under our Term Loan and $11.5 million under our Revolver. Our ability to draw on our Revolver is based on pro forma trailing cash flow levels as defined in our Bank Credit Agreement. As of March 31, 2006, the entire $163.5 million of current borrowing capacity was available under our Revolver. As of March 31, 2006, we had $350.0 million of availability under our universal shelf registration statement with the Securities and Exchange Commission which expires on November 30, 2008.

Bond Repurchases

During the first quarter of 2006, we repurchased, in the open market, $8.6 million in face value of our 6% Convertible Debentures, due 2012 and $8.0 million in face value of our 8% Senior Subordinated Notes, due 2012. We expect to continue to monitor the trading of our notes in the open market and when it makes financial sense, we may repurchase additional amounts from time to time. We also consider the options available to us regarding the redemption of our various notes outstanding. A summary of the early redemption features for certain of our notes follows:

•                    8.75% Senior Subordinated Notes, due 2011:  We may redeem all of these notes on or after December 12, 2006 at a redemption premium of 4.375%, reducing incrementally to 0.0% after December 12, 2009.

•                    8.0% Senior Subordinated Notes, due 2012:  We may redeem all of these notes on or after March 15, 2007 at a redemption premium of 4.0%, reducing incrementally to 0.0% after March 15, 2010.

Additionally, we may consider making a tender offer to repurchase some or all of these notes.

Sources and Uses of Cash

The following table sets forth our cash flows for the three months ended March 31, 2006 and 2005 (in millions):

	As of March 31,
	2006	2005

Net cash flows from operating activities	$23.5	$22.9

Cash flows from (used in) investing activities:
Acquisition of property and equipment	$(4.7)	$(3.5)
Payments for acquisition of television stations	(1.7)	—
Proceeds from the sale of broadcast assets related to discontinued operations	1.4	—
Proceeds from the sale of assets	1.4	—
Other	(0.1)	(0.5)
Net cash flows used in investing activities	$(3.7)	$(4.0)

Cash flows from (used in) financing activities:
Proceeds from notes payable, commercial bank financing and capital leases	$49.0	$—
Repayments of notes payable, commercial bank financing and capital leases	(61.1)	(2.5)
Dividends paid on Series D Convertible Exchangeable Preferred Stock	—	(2.5)
Dividends paid on Class A and Class B Common Stock	(8.5)	(2.1)
Other	(1.0)	(1.0)
Net cash flows used in financing activities	$(21.6)	$(8.1)

Operating Activities

Net cash flows from operating activities increased slightly during the first quarter 2006 compared to the same period in 2005 primarily as a result of offsetting activities. During the first quarter 2006, we received a $6.0 million distribution from Allegiance Capital LP (Allegiance), one of our equity investees, we made $3.2 million less in interest payments as compared to the first quarter 2005 and we made $1.9 million less for program payments than in the first quarter 2005. These amounts were offset by $6.4 million in cash flows from stations we owned in first quarter 2005 but which were sold prior to the first quarter 2006. Additionally, in the first quarter 2006, we made $3.7 million more in cash tax payments which was primarily related to station sales. We expect to make $28.0 million in interest payments in the second quarter 2006 and we expect to make $23.4 million in program payments for the same period. We cannot predict when we may receive a similar distribution from Allegiance in the future.

Investing Activities

Net cash flows used in investing activities decreased slightly during the first quarter 2006 compared to the same period in 2005 primarily as a result of offsetting activities. During the first quarter 2006, we received $1.4 million related to the sale of WEMT-TV in Tri-Cities, Tennessee and $1.4 million related to the sale of certain broadcasting assets. These receipts were offset by payments made related to the purchase option for WDKA-TV in Paducah, Kentucky and in increase in capital expenditures of $1.2 million as compared to the first quarter 2005. This increase is primarily related to spending on building improvement projects. For 2006, we anticipate incurring approximately $26.0 to $31.0 million of capital expenditures for station maintenance, equipment replacement and consolidation of building and tower needs in some markets. We expect to fund such capital expenditures with cash generated from operating activities and borrowings under our Bank Credit Agreement or an issuance of debt securities.

Financing Activities

Net cash flows used in financing activities increased significantly in the first quarter of 2006 compared to the same period in 2005 primarily because we utilized the cash from our operating activities and the sales of our television stations to repay debt. Our debt repayments to non-affiliates, net of debt issuances in 2006, were $12.1 million compared to $2.5 million in 2005. Additionally, we paid $6.3 million more in common stock dividend payments for the first quarter 2006 as compared to the first quarter 2005. We expect to continue to pay the current quarterly dividend rate of $0.10 per share in each of our future quarters and to fund these dividends with cash generated from operating activities and borrowings under our Bank Credit Agreement.

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

Interest Rate and Fair Market Value Risks

As of March 31, 2006, we held the following derivative instruments (in millions):

						Pro Forma FMV
Notional Amount	Expiration Date	Interest Payable	Interest Receivable	FMV Asset (Liability) (d)		1% Rate Increase (e)	1% Rate Decrease (e)

$375.0(a)	June 5, 2006	6.25 to 7.00%	LIBOR (c)	$ —	(g)	$ —(g)	$0.7
$200.0(a)	June 5, 2006	6.32 to 7.00%	LIBOR (c)	—	(g)	—(g)	0.4
$300.0(b)	March 12, 2012	LIBOR + 2.28%(c)	8.00%	—	(g)	(11.5)	10.1
$100.0(b)(f)	March 12, 2012	LIBOR + 3.095%(c)	8.00%	(3.5)		(7.8)	0.7
				$(3.5)		$(19.3)	$11.9

(a)             These swap agreements do not qualify for hedge accounting treatment under SFAS 133; therefore, changes in their fair market values are reflected currently in earnings as an unrealized gain from derivative instruments. We recorded an unrealized gain related to these instruments of $2.9 million and $8.9 million for the three months ended March 31, 2006 and 2005, respectively. The instrument with a notional amount of $375.0 million was amended on March 2, 2005, resulting in a removal of the termination option by the counterparty. The instrument with a notional amount of $200.0 million does not contain an option to terminate before it expires.

(b)            These swaps are accounted for as hedges in accordance with SFAS 133; therefore, changes in their fair market values are reflected as adjustments to the carrying value of the underlying debt being hedged.

(c)             Represents a floating rate based on three-month London Interbank Offered Rate (LIBOR).

(d)            The fair market value (FMV) of the interest rate swap agreements is estimated by obtaining quotations from the international financial institutions party to each derivative contract. The fair value is an estimate of the net amount that we would (pay) receive on March 31, 2006, if we cancelled the contracts or transferred them to other parties. This amount was a liability of $3.5 million on March 31, 2006 compared to a liability of $8.9 million on March 31, 2005. This decrease in liability was a result of higher interest rates in the first quarter of 2006 versus the first quarter of 2005.

(e)             Represents the estimated pro forma FMV of each derivative instrument as of March 31, 2006 if current interest rates were higher by 1% or lower by 1%, which indicates the relative sensitivity of these instruments to changes in interest rates.

(f)               On April 20, 2006, we terminated these agreements for $3.8 million, the fair value of the derivative on the date of termination.

(g)            Due to current interest rate levels, amounts are less than $0.1 million.

During May 2003, we completed an issuance of $150.0 million aggregate principal amount of 4.875% Convertible Senior Notes. Under certain circumstances, we will pay contingent cash interest to the holders of the convertible notes commencing on January 15, 2011. This contingent cash interest feature is an embedded derivative which had a negligible fair value as of March 31, 2006.

We are also exposed to risk from a change in interest rates to the extent we are required to refinance existing fixed rate indebtedness at rates higher than those prevailing at the time the existing indebtedness was incurred. As of March 31, 2006, we had senior subordinated notes totaling $307.4 million and $634.0 million and convertible senior bonds totaling $153.2 million and $150.0 million expiring in the years 2011, 2012, 2012 and 2018, respectively. Based on the quoted market price, the fair value of the notes and bonds was $1.2 billion as of March 31, 2006. Generally, the fair market value of the notes will decrease as interest rates rise and increase as interest rates fall. We estimate that a 1.0% increase from prevailing interest rates would result in a decrease in fair value of the notes by $61.9 million as of March 31, 2006. The estimates related to the increase or decrease of interest rates are based on assumptions for forecasted future interest rates.

The fair value of the notes and bonds was $1.2 billion as of December 31, 2005 and at that time we estimated that a 1.0% increase in prevailing interest rates would have resulted in a decrease of $64.2 million in fair value.  This indicates that our exposure to risk from a change in interest rates has not materially changed since December 31, 2005.

ITEM 4.                    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2006, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during or subsequent to the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

The following section entitled Network Affiliation Agreements, represents an update to the section within Risk Factors contained in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2005.

Network Affiliation Agreements

As of March 31, 2006, the 58 television stations that we own and operate, or to which we provide programming services or sales services, 56 currently are affiliated as follows: FOX (19 stations), WB (18 stations), ABC (10 stations), UPN (6 stations), CBS (2 stations) and NBC (1 station).  The remaining two stations are independent. The networks produce and distribute programming in exchange for each station’s commitment to air the programming at specified times and for commercial announcement time during programming.

On October 24, 2005, NBC informed us that they intend to terminate our affiliation with WTWC-TV in Tallahassee, Florida. This notice is contractually required to avoid automatic renewal of the existing agreement which expires January 1, 2007. NBC has stated it is willing to continue its affiliation with WTWC if revised terms and conditions can be agreed upon. As of March 31, 2006, the net book value of this affiliation agreement was $2.2 million. We continue to negotiate with NBC regarding our affiliation agreement.

On March 2, 2006, we entered into an agreement with Twentieth Television, Inc. to air MyNetworkTV primetime programming on 17 of our stations. This agreement becomes effective on September 5, 2006 and expires on September 4, 2011. As of March 31, 2006, the net book value of the affiliation agreements related to our WB and UPN stations that will be airing MyNetworkTV programming was $6.2 million.

On May 1, 2006, we entered into an agreement with FOX to renew all of our FOX affiliation agreements. These agreements expire on March 31, 2012. As of March 31, 2006, the net book value of these affiliation agreements was $36.4 million.

On May 2, 2006, we entered into an affiliation agreement with The CW to air their programming on nine of our stations. This agreement becomes effective on September 1, 2006 and expires on August 31, 2010. As of March 31, 2006, the net book value of the affiliation agreements related to our WB stations that will be airing CW programming was $2.6 million.

Beginning in September 2006, our 58 television stations will be affiliated as follows: FOX (19 stations), MyNetworkTV (17 stations), ABC (10 stations), The CW (9 stations), CBS (2 stations) and NBC (1 station). We will no longer have independent stations.

      The non-renewal or termination of any of our other network affiliation agreements would prevent us from being able to carry programming of the relevant network. This loss of programming would require us to obtain replacement programming, which may involve higher costs and which may not be as attractive to our target audiences, resulting in reduced revenues. Upon the termination of any of the above affiliation agreements, we would be required to establish a new affiliation agreement with another network or operate as an independent station. At such time, the remaining value of the network affiliation asset could become impaired and we would be required to write down the value of the asset. At this time, we cannot predict the final outcome of any continuing negotiations and what impact, if any, they may have on our consolidated balance sheets, consolidated statements of operations or consolidated statements of cash flows.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on the 10th day of May 2006.

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