Form 10-Q
period 2006-06-30
SINCLAIR BROADCAST GROUP INC
filed 2006-08-14
CIK 912752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐        No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of each class	Number of shares outstanding as of August 2, 2006
Class A Common Stock	47,375,788
Class B Common Stock	38,348,331

SINCLAIR BROADCAST GROUP, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2006

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data) (Unaudited)

	As of June 30,	As of December 31,
	2006	2005
		(Restated - See Note 1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,610	$9,655
Accounts receivable, net of allowance for doubtful accounts of $4,540 and $4,596, respectively	127,678	127,913
Affiliate receivable	4,263	14
Current portion of program contract costs	46,983	51,528
Income taxes receivable	3,260	—
Prepaid expenses and other current assets	13,033	17,616
Deferred barter costs	3,121	2,027
Assets held for sale	—	3,678
Deferred tax assets	8,617	10,591
Total current assets	214,565	223,022

PROGRAM CONTRACT COSTS, less current portion	49,617	36,494
PROPERTY AND EQUIPMENT, net	287,854	304,355
GOODWILL, net	1,040,234	1,040,234
BROADCAST LICENSES, net	409,620	409,620
DEFINITE-LIVED INTANGIBLE ASSETS, net	217,574	224,673
OTHER ASSETS	38,545	44,907
Total assets	$2,258,009	$2,283,305

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,857	$3,799
Income taxes payable	—	2,662
Accrued liabilities	85,968	84,623
Current portion notes payable, capital leases and commercial bank financing	33,649	33,802
Current portion of notes and capital leases payable to affiliates	1,999	4,135
Current portion of program contracts payable	67,539	88,510
Deferred barter revenues	3,464	2,501
Deferred gain on sale of broadcast assets	—	3,249
Liabilities held for sale	—	1,407
Total current liabilities	195,476	224,688

LONG-TERM LIABILITIES:
Notes payable, capital leases and commercial bank financing, less current portion	1,358,871	1,397,649
Notes payable and capital leases to affiliates, less current portion	15,608	15,152
Program contracts payable, less current portion	87,441	65,239
Deferred tax liabilities	294,547	277,451
Other long-term liabilities	50,250	52,438
Total liabilities	2,002,193	2,032,617

MINORITY INTEREST IN CONSOLIDATED ENTITIES	823	966

SHAREHOLDERS’ EQUITY:
Class A Common Stock, $.01 par value, 500,000,000 shares authorized, 47,357,792 and 47,122,407 shares issued and outstanding, respectively	474	471
Class B Common Stock, $.01 par value, 140,000,000 shares authorized, 38,348,331 shares issued and outstanding, convertible into Class A Common Stock	383	383
Additional paid-in capital	595,213	593,259
Accumulated deficit	(341,077)	(344,391)
Total shareholders’ equity	254,993	249,722
Total liabilities and shareholders’ equity	$2,258,009	$2,283,305

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
		(Restated - See Note 1)		(Restated - See Note 1)
REVENUES:
Station broadcast revenues, net of agency commissions	$163,771	$163,117	$311,696	$307,545
Revenues realized from station barter arrangements	13,629	15,001	25,434	29,512
Other operating divisions’ revenues	7,692	5,515	11,429	10,436
Total revenues	185,092	183,633	348,559	347,493

OPERATING EXPENSES:
Station production expenses	37,046	39,067	75,155	76,991
Station selling, general and administrative expenses	34,574	34,373	68,720	69,150
Expenses recognized from station barter arrangements	12,503	13,884	23,328	27,289
Amortization of program contract costs and net realizable value adjustments	22,683	16,425	41,306	33,544
Other operating divisions’ expenses	7,773	5,248	11,762	10,301
Depreciation of property and equipment	12,686	13,136	24,974	26,163
Corporate general and administrative expenses	6,211	4,633	12,017	10,086
Amortization of definite-lived intangible assets and other assets	4,435	4,527	8,760	9,054
Total operating expenses	137,911	131,293	266,022	262,578
Operating income	47,181	52,340	82,537	84,915

OTHER INCOME (EXPENSE):
Interest expense and amortization of debt discount and deferred financing costs	(28,625)	(28,866)	(58,335)	(57,837)
Interest income	304	108	350	229
Gain (loss) from sale of assets	18	11	(269)	—
Loss from extinguishment of debt	(256)	(1,631)	(879)	(1,631)
Unrealized gain from derivative instruments	26	2,827	2,907	11,726
Income (loss) from equity and cost investees	36	(1,592)	6,135	(413)
Gain on insurance proceeds	—	401	—	401
Other income, net	607	71	482	148
Total other expense	(27,890)	(28,671)	(49,609)	(47,377)
Income from continuing operations before income taxes	19,291	23,669	32,928	37,538

INCOME TAX PROVISION	(8,498)	(8,320)	(15,059)	(13,741)
Income from continuing operations	10,793	15,349	17,869	23,797

DISCONTINUED OPERATIONS:
(Loss) income from discontinued operations, net of related income tax (provision) benefit of ($510), ($550), $604 and ($2,070), respectively	(510)	1,279	658	4,140
Gain from discontinued operations, net of related income tax provision of $0, $69,508, $885 and $69,508, respectively	—	128,516	1,774	128,516
NET INCOME	10,283	145,144	20,301	156,453
PREFERRED STOCK DIVIDENDS	—	(2,502)	—	(5,004)
EXCESS OF PREFERRED STOCK CARRYING VALUE OVER REDEMPTION VALUE	—	26,201	—	26,201
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$10,283	$168,843	$20,301	$177,650

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE:
Basic earnings per common share from continuing operations	$0.13	$0.46	$0.21	$0.52
Basic (loss) earnings per common share from discontinued operations	$(0.01)	$1.52	$0.03	$1.56
Basic earnings per common share	$0.12	$1.98	$0.24	$2.08
Diluted earnings per common share from continuing operations	$0.13	$0.43	$0.21	$0.51
Diluted (loss) earnings per common share from discontinued operations	$(0.01)	$1.31	$0.03	$1.44
Diluted earnings per common share	$0.12	$1.74	$0.24	$1.95
Weighted average shares outstanding	85,692	85,395	85,593	85,315
Weighted average shares and equivalent shares outstanding	85,734	99,418	85,634	92,023
Dividends declared per share	$0.10	$0.075	$0.20	$0.125

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2006
(in thousands) (Unaudited)

	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity

BALANCE, December 31, 2005 (Restated – See Note 1)	$471	$383	$593,259	$(344,391)	$249,722
Dividends declared on Class A and Class B Common Stock	—	—	—	(16,987)	(16,987)
Class A Common Stock issued pursuant to stock-based compensation plans	3	—	1,954	—	1,957
Net income	—	—	—	20,301	20,301
BALANCE, June 30, 2006	$474	$383	$595,213	$(341,077)	$254,993

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (Unaudited)

	Six Months Ended June 30,
	2006	2005
		(Restated - See Note 1)
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$20,301	$156,453
Adjustments to reconcile net income to net cash flows from operating activities:
Amortization of debt discount, net of (debt premium)	889	(416)
Depreciation of property and equipment	24,974	26,678
Recognition of deferred revenue	(2,819)	(2,471)
Accretion of capital leases	275	334
(Income) loss from equity and cost investees	(6,135)	413
Loss on sale of property	269	—
Gain on sale of broadcast assets related to discontinued operations	(2,659)	(198,205)
Unrealized gain from derivative instruments	(2,907)	(11,726)
Amortization of definite-lived intangible assets and other assets	8,760	9,080
Amortization of program contract costs and net realizable value adjustments	41,306	33,910
Amortization of deferred financing costs	1,366	1,354
Stock-based compensation	1,020	676
Loss on extinguishment of debt, non-cash portion	831	1,079
Amortization of derivative instruments	269	270
Deferred tax provision related to operations	17,528	17,406
Deferred tax (benefit) provision related to discontinued operations	(1,177)	22,672
Net effect of change in deferred barter revenues and deferred barter costs	(131)	(156)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease (increase) in accounts receivable, net	235	(3,360)
Increase in affiliate receivable	(4,250)	—
(Increase) decrease in taxes receivable	(2,431)	624
Decrease (increase) in prepaid expenses and other current assets	4,618	(1,298)
Decrease in other long-term assets	403	5,295
Increase in accounts payable and accrued liabilities	4,498	1,152
(Decrease) increase in income taxes payable	(772)	44,289
Decrease in other long-term liabilities	(1,675)	(1,123)
Dividends and distributions from equity and cost investees	6,219	1,000
Payments on program contracts payable	(49,052)	(55,688)
Increase (decrease) in minority interest	38	(315)
Net cash flows from operating activities	59,791	47,927
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(9,536)	(8,667)
Payments for acquisition of television stations	(1,710)	(8,250)
Investments in equity and cost investees	(131)	(367)
Proceeds from the sale of assets	1,376	33
Proceeds from the sale of broadcast assets related to discontinued operations	1,400	289,419
Proceeds from insurance settlement	—	401
Loans to affiliates	(71)	(64)
Proceeds from loans to affiliates	69	62
Net cash flows (used in) from investing activities	(8,603)	272,567
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	69,000	16,500
Repayments of notes payable, commercial bank financing and capital leases	(99,403)	(327,222)
Proceeds from exercise of stock options	—	18
Payments for deferred financing costs	—	(1,913)
Dividends paid on Series D Convertible Exchangeable Preferred Stock	—	(5,004)
Dividends paid on Class A and Class B Common Stock	(16,960)	(6,398)
Payments for derivative terminations	(3,750)	—
Repayments of notes and capital leases to affiliates	(2,120)	(2,320)
Net cash flows used in financing activities	(53,233)	(326,339)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,045)	(5,845)
CASH AND CASH EQUIVALENTS, beginning of period	9,655	10,491
CASH AND CASH EQUIVALENTS, end of period	$7,610	$4,646

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

Restatement

On August 11, 2006, the Audit Committee of our Board of Directors determined that our financial statements for the quarters ended June 30, 2005, September 30, 2005, and March 31, 2006 for the year ended December 31, 2005 should be restated. The restated financial statements result from an error made in the accounting treatment for the exchange of our Series D Convertible Exchangeable Preferred Stock (the Preferred Stock) into 6% Convertible Debentures, due 2012 (the Debentures) in June 2005.  In previously reported consolidated financial statements we accounted for this transaction as an exchange. We now believe that the most appropriate accounting guidance to apply to this exchange is EITF Topic D-42, “The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock,” and that the exchange should be treated as a redemption for accounting purposes.  Accordingly, the Company should have recorded the Debentures at fair value upon issuance and the excess of the carrying amount of the Preferred Stock over the fair value of the Debentures should have been added to net earnings to arrive at net earnings available to common shareholders. The difference in the carrying amount of the Preferred Stock and the fair value of the Debentures should be recorded as a discount on the Debentures and amortize over the life of the Debentures using the effective interest method. Additionally, in calculating and accounting for the carrying amount of the Preferred Stock, all of the issuance costs of the Preferred Stock should have been charged directly to accumulated deficit rather than a portion of these costs recorded as “unamortized costs relating to securities issuances” and amortized over the remaining term of the Debentures. A summary of the aggregate effect of this correction on our balance sheet is shown below (in thousands) (unaudited):

	As of December 31, 2005
	As Reported	Adjustment	As Restated

Total current assets	$223,022	$—	$223,022
Total long-term assets	2,062,631	(2,348)	2,060,283
Total assets	$2,285,653	$(2,348)	$2,283,305

Total current liabilities	$224,688	$—	$224,688
Notes payable, capital leases and commercial bank financing, less current portion	1,426,754	(29,105)	1,397,649
Notes payable and capital leases to affiliates, less current portion	15,152	—	15,152
Deferred tax liabilities	278,399	(948)	277,451
Other long-term liabilities	117,677	—	117,677
Total liabilities	2,062,670	(30,053)	2,032,617

Minority interest in consolidated entities	966	—	966

Class A and Class B Common Stock	854	—	854
Additional paid-in capital	590,377	2,882	593,259
Accumulated deficit	(369,214)	24,823	(344,391)
Total shareholders’ equity	222,017	27,705	249,722
Total liabilities and shareholders’ equity	$2,285,653	$(2,348)	$2,283,305

A summary of the aggregate effect of this correction on our unaudited consolidated statements of operations for the three and six months ended June 30, 2005 is shown below (in thousands, except per share data):

	Three Months Ended June 30, 2005			Six Months Ended June 30, 2005
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated

Total revenues	$183,633	$—	$183,633	$347,493	$—	$347,493
Total operating expenses	131,293	—	131,293	262,578	—	262,578
Operating income	52,340	—	52,340	84,915	—	84,915
Interest expense and amortization of debt discount and deferred financing costs	(28,742)	(124)	(28,866)	(57,713)	(124)	(57,837)
Other income, net	195	—	195	10,460	—	10,460
Total other expense	(28,547)	(124)	(28,671)	(47,253)	(124)	(47,377)
Income from continuing operations before income taxes	23,793	(124)	23,669	37,662	(124)	37,538
Income tax (provision) benefit	(8,448)	128	(8,320)	(13,869)	128	(13,741)
Income from continuing operations	15,345	4	15,349	23,793	4	23,797
Income and gain related to discontinued operations, net of taxes	129,795	—	129,795	132,656	—	132,656
Net income	145,140	4	145,144	156,449	4	156,453
Preferred stock dividend	(2,502)	—	(2,502)	(5,004)	—	(5,004)
Excess of preferred stock carrying value over redemption value	—	26,201	26,201	—	26,201	26,201
Net income available to common shareholders	$142,638	$26,205	$168,843	$151,445	$26,205	$177,650
Basic earnings per common share:
Earnings per common share from continuing operations	$0.15	$0.31	$0.46	$0.22	$0.30	$0.52
Earnings per common share from discontinued operations	$1.52	$—	$1.52	$1.56	$—	$1.56
Earnings per common share	$1.67	$0.31	$1.98	$1.78	$0.30	$2.08
Diluted earnings per common share:
Earnings per common share from continuing operations	$0.15	$0.28	$0.43	$0.22	$0.29	$0.51
Earnings (loss) per common share from discontinued operations	$1.52	$(0.21)	$1.31	$1.56	$(0.12)	$1.44
Earnings per common share	$1.67	$0.07	$1.74	$1.78	$0.17	$1.95
Weighted average shares outstanding	85,395	—	85,395	85,315	—	85,315
Weighted average shares and equivalent shares outstanding	85,399	14,019	99,418	85,318	6,705	92,023

The effects of the error on the consolidated statement of cash flows for the six months ended June 30, 2005 were not material.

Discontinued Operations

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we reported the financial position and results of operations of KOVR-TV in Sacramento, California, KSMO-TV in Kansas City, Missouri and WEMT-TV in Tri-Cities, Tennessee as discontinued operations in the accompanying consolidated balance sheets and consolidated statements of operations.  Discontinued operations have not been segregated in the consolidated statements of cash flows and, therefore, amounts for certain captions will not agree with the accompanying consolidated balance sheets and consolidated statements of operations.  The operating results of KOVR, KSMO and WEMT are not included in our consolidated results from continuing operations for the three and six months ended June 30, 2006 and 2005.  In accordance with Emerging Issues Task Force Issue No. 87-24, Allocation of Interest to Discontinued Operations, we have allocated $0.9 million and $3.6 million of interest expense to discontinued operations for the three and six months ended June 30, 2005, respectively.  No interest expense was allocated for the three and six months ended June 30, 2006.  See Note 8. Discontinued Operations, for additional information.

Interim Financial Statements

The consolidated financial statements for the three and six months ended June 30, 2006 and 2005 are unaudited.  In the opinion of management, such financial statements have been presented on the same basis as the annual consolidated financial statements, as restated, and include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows for these periods.

As permitted under the applicable rules and regulations of the Securities and Exchange Commission, the consolidated financial statements do not include all disclosures normally included with audited consolidated financial statements and, accordingly, should be read together with the audited consolidated financial statements, as restated, and notes thereto in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2005, which we intend to file with the Securities and Exchange Commission as soon as reasonably practicable.  The consolidated statements of operations presented in the accompanying consolidated financial statements are not necessarily representative of operations for an entire year.

Recent Accounting Pronouncements

On January 1, 2006, we adopted Statement of Financial Accounting Standard (SFAS) No. 123R, Share-Based Payment (SFAS 123R).  SFAS 123R requires us to expense the fair value of grants of various stock-based compensation programs over the vesting period of the awards.  We elected to adopt the “Modified Prospective Application” transition method which does not result in the restatement of previously issued consolidated financial statements.  For additional information regarding our accounting under SFAS 123R, see Note 2. Stock-Based Compensation.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. It prescribes the minimum recognition threshold a tax position must meet before being recognized in the financial statements and also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  In addition, FIN 48 replaces income tax guidance from FASB Statement No. 5, Accounting for Contingencies.  This interpretation will be effective beginning on January 1, 2007. We are currently evaluating the effect this FIN will have on our consolidated balance sheets, consolidated statements of operations or consolidated statements of cash flows.

In June 2006, the FASB ratified the consensuses in the Emerging Issues Task Force (EITF) Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). The guidance requires that presentation of any tax assessed by a governmental authority on a gross or net basis is an accounting policy decision and should be disclosed pursuant to APB Opinion No. 22. The taxes may be directly imposed on a revenue-producing transaction between a seller and a customer and may include, but are not limited to sales, use, value added and some excise taxes.  In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The disclosure of those taxes can be done on an aggregate basis. This guidance will be effective beginning on January 1, 2007. If a company wishes to change its historical presentation for such taxes, such a change must be justified as preferable and would be subject to the requirements of FASB Statement No. 154, Accounting Changes and Error Corrections. We are currently evaluating the effect this EITF will have on our consolidated statements of operations and related disclosures.

In April 2006, FASB issued FASB Staff Position (FSP) FIN 46(R)-6, Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R). This FSP addresses how a reporting enterprise should determine the variability to be considered in applying FIN 46(R). The variability that is considered in applying FIN 46(R) affects the determination of (a) whether the entity is a variable interest entity or VIE, (b) which interests are “variable interests” in the entity and (c) which party, if any, is the primary beneficiary of the VIE. That variability will affect any calculation of expected losses and expected residual returns if such a calculation is necessary. FSP FIN 46(R)-6 is applicable prospectively to all entities beginning the first day of the first reporting period beginning after June 15, 2006. Early application is permitted for periods for which financial statements have not yet been issued. Retrospective application to the date of the initial application of FIN 46(R) is permitted but not required. Retrospective application, if elected, must be completed no later than the end of the first annual reporting period ending after July 15, 2006. The application of this FSP is not expected to have any effect on our consolidated balance sheets, consolidated statements of operations or consolidated statements of cash flows.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments- an Amendment of FASB Statements No. 133 (SFAS 133) and 140 (SFAS 140). This SFAS permits fair value remeasurement for any hybrid financial instrument containing an embedded derivative that otherwise would require bifurcation in accordance with SFAS 133, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133 and requires the evaluation of interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. This statement amends SFAS 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The statement is effective beginning on January 1, 2007 and application of this SFAS is not expected to have a significant impact on our consolidated balance sheets, consolidated statements of operations or consolidated statements of cash flows.

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

Network Compensation

On January 24, 2006, CBS Corporation (CBS) and Warner Bros. Entertainment (Warner Bros.) announced their intent to merge the operations of their respective networks, UPN and The WB, under a broadcasting network to be called The CW.  On August 1, 2004, we entered into an affiliation agreement with UPN (for six stations) which expires July 31, 2007.  The agreement was for the networks to produce and distribute programming in exchange for each station’s commitment to air the programming at specified times and for commercial announcement time during programming.  Under this agreement, UPN was to pay us a fixed amount as revenue for each station during the first two years, in equal installments at the beginning of each month.  No payment was due from UPN in the third year of the agreement.  The amount received from UPN had been recognized over the term of the agreement and a pro-rata portion of the revenue had been deferred to be recognized in the third year.

On May 2, 2006, we entered into a Release and Settlement Agreement with The WB and UPN, in which we released The WB and UPN, and The WB and UPN released us, from any claims or other liabilities we or The WB or UPN may have arising out of or in connection with (a) any agreement, including any affiliation agreements entered into by us with The WB or UPN, and (b) any services previously performed by any one of the parties to the Release and Settlement Agreement for any other party to the Release and Settlement Agreement.  As a result of this agreement, we have changed the revenue recognition period from an end date of July 31, 2007 to an end date of September 30, 2006, when UPN will cease broadcasting.  For the three and six months ended June 30, 2006, we recorded UPN network compensation of $0.3 million.

Restructuring Costs

During the six months ended June 30, 2006, we incurred costs associated with restructuring the news operations at certain of our stations.  Specifically, on or before March 31, 2006, we ceased our locally produced news broadcasts in nine of our markets, terminated the news employees and cancelled our news-related contracts.  The total one-time terminated employee benefit costs related to this restructuring were $0.5 million and the total one-time contract cancellation costs were $0.5 million, all of which were recorded as station production expenses for the three months ended March 31, 2006.

The major components of the restructuring charges and the remaining accrual balance related to the restructuring plan as of June 30, 2006 follow (in thousands):

	Salary and Severance Costs	Contract Expenses	Other Exit Costs	Total

Initial accrual	$524,967	$359,094	$101,664	$985,725
Restructuring charges	—	3,393	171,550	174,943
Amounts utilized	(341,906)	(6,864)	(46,650)	(395,420)
Balance at March 31, 2006	$183,061	$355,623	$226,564	$765,248
Restructuring charges	—	3,432	26,704	30,136
Amounts utilized	(183,061)	(175,479)	(157,311)	(515,851)
Balance at June 30, 2006	$—	$183,576	$95,957	$279,533

In addition, we have and expect to incur costs through March 31, 2007 associated with the transfer of certain news broadcast assets to our other stations that continue to produce local news; these costs will be expensed in the period in which they are incurred.  We expect these costs to be minimal.

Income Taxes

Our income tax provision for all periods consists of federal and state income taxes.  The tax provision for the three and six months ended June 30, 2006 is based on the estimated effective tax rate applicable for the full year, which is expected to be 45.7%.  Our effective income tax rate differs from the federal statutory rate of 35.0% and can vary from period to period due to fluctuations in operating results, new or revised tax legislation and accounting pronouncements and state income taxes.  Both the second quarter and estimated annual 2006 effective rates are higher than the statutory rate due primarily to the impact of state income taxes and certain items not deductible for tax purposes, offset by the net deferred tax benefit related to a Texas law change that occurred on May 18, 2006, as discussed below.

On May 18, 2006, the Governor of the state of Texas signed into law House Bill 3.  This bill revises the existing franchise tax by changing the tax base, lowering the rate and extending coverage to all active businesses receiving the state law liability protection.  Changes made by the new tax law are effective for 2007 franchise tax reports originally due on or after January 1, 2008.  As a result, we recorded a deferred tax benefit of $1.5 million in continuing operations to reflect an adjustment to our net deferred tax liabilities stemming from this tax law change.

Reclassifications

Certain reclassifications have been made to the prior periods’ consolidated financial statements to conform with the current period’s presentation.

2.   STOCK-BASED COMPENSATION:

On January 1, 2006, we adopted Statement of Financial Accounting Standard No. 123R, Share-Based Payment (SFAS 123R).  SFAS 123R requires us to expense the fair value of grants of various stock-based compensation programs over the vesting period of the awards.  We elected to adopt the “Modified Prospective Application” transition method, which does not result in the restatement of previously issued consolidated financial statements.  SFAS 123R also requires us to classify income tax deductions in excess of the compensation cost recognized on stock options exercised during the period as financing cash flows.

Description of Awards

We have six types of stock-based compensation awards: compensatory stock options (options), restricted stock awards (RSAs), an employee stock purchase plan (ESPP), employer matching contributions (the Match) for participants in our 401(k) plan, stock grants to our non-employee directors and G1440 Stock Appreciation Rights.  Below is a summary of the key terms and methods of valuation of our stock-based compensation awards:

Options.  In June 1996, our Board of Directors adopted, upon approval of the shareholders by proxy, the 1996 Long-Term Incentive Plan (LTIP).  The purpose of the LTIP is to reward key individuals for making major contributions to our success and the success of our subsidiaries and to attract and retain the services of qualified and capable employees.  Options granted pursuant to the LTIP must be exercised within 10 years following the grant date.  A total of 14,000,000 shares of Class A Common Stock are reserved for awards under this plan.  As of June 30, 2006, 9,724,984 shares (including forfeited shares) were available for future grants.

On April 21, 2005, we accelerated the vesting of 390,039 stock options, which were all of our outstanding unvested options at that time.  We accelerated the vesting of these options to prevent recognizing an expense of approximately $0.8 million, before taxes, in 2006 and future periods.  The acceleration of the vesting resulted in a modification to the original options.  In accordance with FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock-Based Compensation (FIN 44), we recorded an immaterial compensation charge based on the intrinsic value of the awards (as defined by FIN 44) as measured on the modification date.  The exercise prices of these options range from $7.39 to $15.19 per share and there was no material impact to earnings as a result of this acceleration because most options had an exercise price that was above the trading price on the vesting date.  We have not issued any options subsequent to accelerating the vesting.  There were no options exercised during the six months ended June 30, 2006.

Certain of our stock based compensation plans that were established in connection with our initial public offering in June 1995 expired in June 2005.  The summary of changes in outstanding stock options included in the footnotes to our consolidated financial statements in the 2005 Annual Report on Form 10-K, as amended, which we intend to file with the Securities and Exchange Commission as soon as reasonably practicable, included information related to these plans.  The following is a summary of changes in outstanding stock options:

	Options	Weighted-Average Exercise Price	Exercisable	Weighted-Average Exercise Price
Outstanding at end of 2005	6,198,720	$15.69	6,198,720	$15.69

2006 Activity:
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(2,764,870)	$15.06	—	—
Outstanding at June 30, 2006	3,433,850	$16.20	3,433,850	$16.20

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

RSAs.  RSAs are granted to employees pursuant to the LTIP and do not have an expiration.  RSAs do have certain restrictions that lapse over three years at 25%, 25% and 50%, respectively.  During this three-year period, all RSAs have voting rights similar to any unrestricted shares and are eligible for dividends subject to our normal dividend policies.  As the restrictions lapse, the stock may be freely traded on the open market.  On April 3, 2006, we awarded 40,000 RSAs that had a fair value of $7.81 per share, which was the value of the stock on the trading date immediately prior to the grant date.  We recorded an expense of less than $0.1 million for the three months ended June 30, 2006 and we will continue to record an expense related to this grant using a straight-line methodology over the 3-year lapse period.  This expense will reduce our consolidated income, but it will have no effect on our consolidated cash flows.  Additionally, any RSAs for which the restrictions have lapsed will be included in total shares outstanding, which will have a dilutive effect on our basic earnings per share.  Any RSAs for which the restrictions have not lapsed will be included in total equivalent shares outstanding, based on the treasury stock method, which could have a dilutive effect on our diluted earnings per share.

ESPP.  In March 1998, the Board of Directors adopted, subject to approval of the shareholders, the 1998 Employee Stock Purchase Plan (the ESPP).  The ESPP provides our employees with an opportunity to become shareholders through a convenient arrangement for purchasing shares of Class A Common Stock.   On the first day of each payroll deduction period, each participating employee receives options to purchase a number of shares of our common stock with money that is withheld from his or her paycheck. The number of shares available to the participating employee is determined at the end of the payroll deduction period by dividing the total amount of money withheld during the payroll deduction period by the exercise price of the options (as described below). Options granted under the ESPP to employees are automatically exercised to purchase shares on the last day of the payroll deduction period unless the participating employee has, at least thirty days earlier, requested that his or her payroll contributions stop.  Any cash accumulated in an employee’s account for a period in which an employee elects not to participate is distributed to the employee.

The initial exercise price for options under the ESPP is 85% of the lesser of the fair market value of the common stock as of the first day of the payroll deduction period and as of the last day of that period. No participant can purchase more than $25,000 worth of our common stock in all payroll deduction periods ending during the same calendar year.  We value the stock options under the ESPP using the Black-Scholes option pricing model, which incorporates the following assumptions as of June 30, 2006:

2006
Risk-free interest rate	5.000%
Expected life	90 days
Expected volatility	33.378%
Annual dividend yield	5.19%

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

The stock-based compensation expense recorded related to the ESPP for the three and six months ended June 30, 2006 was less than $0.1 million and $0.1 million, respectively, for the less than 0.1 million shares issued to employees in each period.  This expense reduced our consolidated income, but it had no effect on our consolidated cash flows.  Additionally, options issued under the ESPP are included in the total shares outstanding at the end of each period, which results in a dilutive effect on our basic and diluted earnings per share.

Match.  The Sinclair Broadcast Group, Inc. 401(k) Profit Sharing Plan and Trust (the 401(k) Plan) is available as a benefit for our eligible employees.  Contributions made to the 401(k) Plan include an employee elected salary reduction amount, company-matching contributions (the Match) and an additional discretionary amount determined each year by the Board of Directors.  The Match and any discretionary contributions may be made using our Class A Common Stock if the Board of Directors so chooses.  In general, we make the Match using our Class A Common Stock.

The value of the Match is based on the level of elective deferrals into the 401(k) plan.  The amount of shares of our Class A Common Stock used to make the Match is determined using the closing price on or about March 1st of each year for the previous year’s Match.  The Match is equal to a maximum of 50% of the first 4% of elective deferrals by eligible employees.  On March 7, 2006, we made the 2005 Match of $1.5 million.  Additionally, we recorded an expense related to the 2006 Match of $0.4 million and $0.8 million for the three and six months ended June 30, 2006, respectively, which will be made using our Class A Common Stock in March of 2007.  There has been no change in the method of accounting for the Match as a result of adopting SFAS 123R.  Therefore, there will be no changes in the effect of the Match on our consolidated income, cash flows and basic and diluted earnings per share in future periods as compared to previous periods.

Stock Grants to Non-Employee Directors.  In addition to their base compensation, on the date of each of our annual meetings of shareholders, each non-employee director receives a grant of 2,000 shares of Class A Common Stock pursuant to the LTIP.  On May 11, 2006, we granted 10,000 shares that had a fair value of $8.09 per share, which was the closing value of the stock on the date of grant.  We recorded an expense of $80,900 on the date of grant and this expense reduced our consolidated income, but it had no effect on our consolidated cash flows.  Additionally, these shares are included in the total shares outstanding, which results in a dilutive effect on our basic and diluted earnings per share.

G1440 Stock Appreciation Rights (SAR’s).  On January 1, 2005 the board of directors of G1440 Holdings Inc. (G1440), a subsidiary of Sinclair Broadcast Group, Inc., pursuant to the provisions of its 2000 Long Term Incentive Plan (the Plan), approved a certain number of SAR’s to be awarded to its employees.  Only G1440 employees are eligible to participate in this Plan.  The SAR’s were created to attract and retain capable officers and key management employees and to provide employees with incentives to promote the best interest of G1440.  Upon exercise, vested SAR’s holders are entitled to receive from G1440 the greater of the most recently determined valuation share price or the pre-established share price set by the board of directors on the effective date at $0.09 per share.  The SAR’s vest 20% on the second, fourth, sixth, eighth and tenth anniversaries of the effective date.  The holder can exercise a portion of or all of the vested SAR’s between August 15th and September 15th of each year beginning with the first vesting period which occurs in 2006.  The expense related to these SAR’s was less than $0.1 million for each of the three months ended June 30, 2006 and 2005, respectively and $0.1 million and less than $0.1 million for the six months ended June 30, 2006 and 2005, respectively.  We will continue to record an expense in other operating divisions’ expenses related to this grant using a straight-line methodology over the 10-year vesting period.  This expense will reduce our consolidated income but it will have no effect on our consolidated cash flows.

Compensation Summary

A brief description of the compensation recorded in the consolidated statements of operations is as follows for each type of stock-based compensation award:

Options.  For the three and six months ended June 30, 2006, we did not record any expense related to our outstanding options.  All options were previously vested, as disclosed above, and no options were awarded during the period.  See 2005 Pro-Forma Compensation below for our accounting treatment during the three and six months ended June 30, 2005.

RSAs.  For the three and six months ended June 30, 2006, we recorded less than $0.1 million of compensation expense related to RSAs.

ESPP.  For the three and six months ended June 30, 2006, we recorded less than $0.1 million and $0.1 million, respectively, in compensation expenses related to our ESPP.  See 2005 Pro-Forma Compensation below for our accounting treatment during the three and six months ended June 30, 2005.

Match.  For each of the three months ended June 30, 2006 and 2005, we recorded $0.4 million and for the six months ended June 30, 2006 and 2005, we recorded $0.8 million and $0.7 million, respectively, in compensation expenses related to our Match.

Stock Grants to Non-Employee Directors.  For the three and six months ended June 30, 2006, we recorded less than $0.1 million in compensation expenses related to stock grants to non-employee directors.

G1440 SARs.  For each of the three months ended June 30, 2006 and 2005, we recorded less than $0.1 million in compensation expenses and for the six months ended June 30, 2006 and 2005, we recorded $0.1 million and less than $0.1 million, respectively, in compensation expenses related to stock appreciation rights for employees of G1440, one of our majority-owned subsidiaries.

We have accounted for stock-based compensation in accordance with interpretive guidance provided by the SEC in Staff Accounting Bulletin No. 107.  The following table presents the stock-based compensation classified as station production, station selling, general and administrative and corporate general and administrative expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Station production expenses	$36,940	$38,891	$74,898	$76,753
Stock-based compensation	106	176	257	238
Station production expenses, as reported	$37,046	$39,067	$75,155	$76,991

Station selling, general and administrative expenses	$34,416	$34,147	$68,324	$68,835
Stock-based compensation	158	226	396	315
Station selling, general and administrative expenses, as reported	$34,574	$34,373	$68,720	$69,150

Corporate general and administrative expenses	$5,954	$4,595	$11,650	$9,981
Stock-based compensation	257	38	367	105
Corporate general and administrative expenses, as reported	$6,211	$4,633	$12,017	$10,086

2005 Pro-Forma Compensation

For the three and six months ended June 30, 2005, we applied the intrinsic value method of accounting for stock options as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, which was permitted by SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123).  Accordingly, no expense was recognized for our options or shares granted under the ESPP.  Had compensation expense related to our stock options and shares under the ESPP been determined consistent with SFAS 123, our net income available to common shareholders for the three and six months ended June 30, 2005 would approximate the pro forma amounts below (in thousands, except per share data):

	Three Months Ended June 30,	Six Months Ended June 30,
	2005	2005
	(Restated – See Note 1)	(Restated – See Note 1)
Net income available to common shareholders	$168,843	$177,650
Add: Stock-based employee compensation expense included in net income, net of related tax effects	285	417
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(781)	(1,052)
Net income available to common shareholders, pro forma	$168,347	$177,015

Earnings per share:
Basic — as reported	$1.98	$2.08
Diluted — as reported	$1.74	$1.95
Basic — pro forma	$1.97	$2.07
Diluted — pro forma	$1.73	$1.95

We have computed, for pro forma disclosure purposes, the value of all options granted during the three and six months ended June 30, 2005, using the Black-Scholes option pricing model as prescribed by SFAS 123 using the following weighted average assumptions:

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

Network Affiliation Agreements

As of June 30, 2006, of the 58 television stations that we own and operate, or to which we provide programming services or sales services, 56 currently are affiliated as follows: FOX (19 stations); WB (18 stations); ABC (10 stations); UPN (6 stations); CBS (2 stations) and NBC (1 station).  The remaining two stations are currently independent.  Beginning in September 2006, our 58 television stations will be affiliated as follows: FOX (19 stations); MyNetworkTV (17 stations); ABC (10 stations); The CW (9 stations); CBS (2 stations) and NBC (1 station).  We will no longer have independent stations.  The networks produce and distribute programming in exchange for each station’s commitment to air the programming at specified times and for commercial announcement time during programming.

On October 24, 2005, NBC informed us that they intend to terminate our affiliation with WTWC-TV in Tallahassee, Florida.  This notice is contractually required to avoid automatic renewal of the existing agreement which expires January 1, 2007.  NBC has stated it is willing to continue its affiliation with WTWC if revised terms and conditions can be agreed upon.  As of June 30, 2006, the net book value of this affiliation agreement was $2.2 million.  We continue to negotiate with NBC regarding our affiliation agreement.

On March 2, 2006, we entered into an agreement with Twentieth Television, Inc. to air MyNetworkTV primetime programming on 17 of our stations.  This agreement becomes effective on September 5, 2006 and expires on September 4, 2011.  We have not yet concluded as to whether this represents a network affiliation agreement for accounting purposes.  As of June 30, 2006, the net book value of the affiliation agreements related to our WB and UPN stations that will be airing MyNetworkTV programming was $6.1 million.

On May 1, 2006, we entered into an agreement with FOX to renew all of our FOX affiliation agreements.  These agreements expire on March 6, 2012.

On May 2, 2006, we entered into an affiliation agreement with The CW Television Network to air their programming on nine of our stations.  This agreement becomes effective on September 1, 2006 and expires on August 31, 2010.  As of June 30, 2006, the net book value of the affiliation agreements related to our WB stations that will be airing CW programming was $2.6 million.

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

In July 2006, as part of the FCC’s statutorily required quadrennial review of its media ownership rules, the FCC released a Further Notice of Proposed Rule Making seeking comment on how to address the issues raised by the Third Circuit’s decision, among other things, remanding the local television ownership rule.  We cannot predict the outcome of that proceeding, which could significantly impact our business.

When the FCC decided to attribute LMAs for ownership purposes in 1999, it grandfathered our LMAs that were entered into prior to November 5, 1996, permitting the applicable stations to continue operations pursuant to the LMAs until the conclusion of the FCC’s 2004 biennial review.  The FCC stated it would conduct a case-by-case review of grandfathered LMAs and assess the appropriateness of extending the grandfathering periods.  Subsequently, the FCC invited comments as to whether, instead of beginning the review of the grandfathered LMAs in 2004, it should do so in 2006.  The FCC has not initiated any such review of grandfathered LMAs and we cannot predict when the FCC will do so in 2006.  The FCC did not initiate any review of grandfathered LMAs in 2004 and has not indicated it would do so as part of its 2006 quadrennial review.  We cannot predict when, or if, the FCC will conduct any such review of grandfathered LMAs.

4.   SUPPLEMENTAL CASH FLOW INFORMATION:

During the six months ended June 30, 2006 and 2005, our supplemental cash flow information was as follows (in thousands):

	Six Months Ended June 30,
	2006	2005

Income taxes paid related to continuing operations	$599	$637
Income taxes paid related to sale of discontinued operations	$4,028	$218
Income tax refunds received	$1,827	$374
Interest paid	$55,322	$61,090
Payments related to extinguishment of debt	$48	$552

Non-cash barter and trade expense are presented in the consolidated statements of operations.  Non-cash transactions related to capital lease obligations were $0.4 million and $0.2 million for the six months ended June 30, 2006 and 2005, respectively.

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

On April 20, 2006, we terminated two of our derivative instruments with a cash payment of $3.8 million, the aggregate fair value of the derivative liabilities on that date.  These swap agreements were accounted for as fair value hedges in accordance with SFAS 133 and changes in their fair market values were reflected as adjustments to the carrying value of the underlying debt that was being hedged.  Therefore, on the termination date, the carrying value of the underlying debt was adjusted to reflect the $3.8 million payment and that amount will be treated as a discount on the underlying debt that was being hedged and amortized over its remaining life, in accordance with SFAS 133.

On June 5, 2006, two of our derivative instruments expired.  These expired swap agreements did not qualify for hedge accounting treatment under SFAS 133 and, therefore, the changes in their fair market values were reflected in historical earnings as unrealized gain from derivative instruments through the expiration date.  For the three months ended June 30, 2006 and 2005, we recorded a change in an unrealized gain related to these instruments of less than $0.1 million and $2.8 million, respectively.  For the six months ended June 30, 2006 and 2005, we recorded $2.9 million and $11.7 million, respectively.

As of June 30, 2006, we had two remaining derivative instruments.  These swap agreements are accounted for as fair value hedges in accordance with SFAS 133 and therefore, any changes in their fair market value are reflected as adjustments to the carrying value of the underlying debt being hedged.  The notional amount of these swap agreements is $300.0 million and they expire on March 12, 2012.  The interest we pay is floating based on the three-month London Interbank Offered Rate (LIBOR) plus 2.28% and the interest we receive is at 8%.  The fair market value of these agreements is estimated by obtaining quotations from the international financial institution party to the contract.  This fair value is an estimate of the net amount that we would pay on June 30, 2006 if we cancelled the contracts or transferred them to other parties.  This amount was a net liability of $4.2 million on June 30, 2006 and a net asset of $1.0 million on June 30, 2005.

During May 2003, we completed an issuance of $150.0 million aggregate principal amount of 4.875% Convertible Senior Notes.  Under certain circumstances, we will pay contingent cash interest to the holders of the convertible notes commencing on January 15, 2011.  This contingent cash interest feature is an embedded derivative which had a negligible fair value as of June 30, 2006.

6.   EARNINGS PER SHARE:

The following table reconciles income (numerator) and shares (denominator) used in our computations of earnings per share for the three and six months ended June 30, 2006 and 2005 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Income (Numerator)		(Restated-See Note 1)		(Restated-See Note 1)
Income from continuing operations	$10,793	$15,349	$17,869	$23,797
Income impact of assumed conversion of 4.875% Convertible Senior Subordinated Notes, due 2018, net of taxes	—	1,097	—	2,194
Income impact of assumed conversion of 6% Convertible Debentures, due 2012, net of taxes	—	2,752	—	—
Preferred stock dividends	—	(2,502)	—	(5,004)
Excess of preferred stock carrying value over redemption value	—	26,201	—	26,201
Numerator for diluted earnings per common share from continuing operations	10,793	42,897	17,869	47,188
Income from discontinued operations, including gain on sale of broadcast assets related to discontinued operations, net of taxes	(510)	129,795	2,432	132,656
Numerator for diluted earnings per common share	$10,283	$172,692	$20,301	$179,844

Shares (Denominator)
Weighted average shares outstanding	85,692	85,395	85,593	85,315
Dilutive effect of outstanding stock options and restricted stock	42	4	41	3
Dilutive effect of 4.875% Convertible Senior Subordinated Notes, due 2018	—	6,705	—	6,705
Dilutive effect of 6% Convertible Debentures, due 2012	—	7,314	—	—
Weighted average shares and equivalent shares outstanding	85,734	99,418	85,634	92,023

In each period presented, the numerators for basic earnings per share excludes the income impact of assumed conversions. We apply the treasury stock method to measure the dilutive effect of our outstanding stock options and include the respective common share equivalents in the denominator of the diluted EPS computation.  For each of the three and six months ended June 30, 2006, our 6% Convertible Debentures, due 2012 and 4.875% Convertible Senior Notes, due 2018 were anti-dilutive; therefore, they were not included in the computation of diluted EPS. For the six months ended June 30, 2005, our 6% Convertible Debentures, due 2012, were anti-dilutive; therefore, they were not included in the computation of diluted EPS.

7.   RELATED PARTY TRANSACTIONS:

From time to time, we charter aircraft owned by certain controlling shareholders.  We did not incur any costs related to these arrangements for the three months ended June 30, 2006.  We incurred less than $0.1 million related to these arrangements for the three months ended June 30, 2005.  For each of the six months ended June 30, 2006 and 2005, we incurred less than $0.1 million related to these arrangements.

Certain assets used by us and our operating subsidiaries are leased from Cunningham Communications Inc., Keyser Investment Group, Gerstell Development Limited Partnership and Beaver Dam, LLC (entities owned by our controlling shareholders).  Lease payments made to these entities were $1.2 million and $1.1 million for the second quarter 2006 and 2005, respectively.  Lease payments made to these entities were $2.3 million and $2.2 million for the six months ended June 30, 2006 and 2005, respectively.

David D. Smith, our President and Chief Executive Officer, has a controlling interest in Atlantic Automotive and is a member of its board of directors.  Atlantic Automotive Corporation is a holding company which owns automobile dealerships and a leasing company.  We sold advertising time to Atlantic Automotive on our stations in Baltimore, Maryland and Norfolk, Virginia and received payments totaling $0.1 million and $0.2 million during the three and six months ended June 30, 2006, respectively and $0.1 million and $0.3 million during the three and six months ended June 30, 2005.  We paid $0.3 million and $0.7 million for vehicles and related vehicle services from Atlantic Automotive during the three and six months ended June 30, 2006, respectively.  We paid $0.2 million and $0.5 million for vehicles and related vehicle services during the three and six months ended June 30, 2005, respectively.

In August 1999, we established a small business investment company called Allegiance Capital Limited Partnership (Allegiance) with an investment of $2.4 million.  Our controlling shareholders and our Chief Financial Officer and Executive Vice President are also limited partners in Allegiance, along with Allegiance Capital Management Corporation (ACMC), the general partner.  ACMC controls all decision making, investing and management of operations of Allegiance in exchange for a monthly management fee based on actual expenses incurred which currently averages approximately $0.1 million and which is paid by the limited partners.  We received a $6.0 million distribution from Allegiance during the three months ended March 31, 2006.  No distributions were received during the three months ended June 30, 2006 and 2005 or during the six months ended June 30, 2005.  We did not receive a distribution from Allegiance during the three months ended June 30, 2006.  We have invested $9.2 million as of June 30, 2006 and we are committed to invest up to a total of $14.6 million.

In January 1999, we entered into a local marketing agreement (LMA) with Bay Television, Inc. (Bay TV), which owns the television station WTTA-TV in Tampa, Florida.  Our controlling shareholders own a substantial portion of the equity of Bay TV.  The LMA provides that we deliver television programming to Bay TV, which broadcasts the programming in return for a monthly fee to Bay TV of $143,500.  We must also make an annual payment equal to 50% of the adjusted annual broadcast cash flow of the station (as defined in the LMA) that is in excess of $1.7 million.  The additional payment is reduced by 50% of the adjusted broadcast cash flow of the station that was below zero in prior calendar years until that amount is recaptured.  Additional payments of $0.9 million were made during the six months ended June 30, 2006, which included a $0.2 million payment related to a correction of the payment for the year ended December 31, 2004 and $0.7 million for adjusted broadcast cash flow of the station that exceeded $1.7 million for the year ended December 31, 2005.  An additional payment of $0.4 million was made during the six months ended June 30, 2005 related to the excess adjusted broadcast cash flow for the year ended December 31, 2004.  Lease payments made to Bay TV were $0.4 million for each of the second quarter 2006 and 2005 and $0.8 million for each of the six months ended June 30, 2006 and 2005.

In connection with our 1997 negotiations with The WB to obtain affiliation agreements for a number of our stations, we discussed an opportunity to obtain The WB affiliation in Tampa, Florida for WTTA-TV, which is owned by Bay TV as described above. We did this in anticipation of entering into a LMA with Bay TV to program WTTA, which was then operating as a non-affiliated independent television station airing entertainment and paid programming. In 1998, in order to obtain The WB affiliation for WTTA, we and Bay TV each agreed to make payments in the future to The WB of $10.0 million or $20.0 million in total. Our agreement to make such payments was conditioned upon Bay TV entering into the aforementioned LMA agreement, which we subsequently entered into in January 1999.

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

As a result of such negotiations, on May 2, 2006, we entered into primary affiliation agreements with the CW Television Network.  Concurrently, we entered into a release and settlement agreement between us and Bay TV, on one side, and The WB and UPN, on the other side (the Release and Settlement Agreement).  Pursuant to the Release and Settlement Agreement, we and Bay TV agreed to release The WB and UPN, and The WB and UPN agreed to release us and Bay TV, from any claims or other liabilities we or Bay TV, or The WB or UPN, may have arising out of or in connection with (a) any agreement, including any affiliation agreements entered into by us or Bay TV with The WB or UPN, and (b) any services previously performed by any one of the parties to the Release and Settlement Agreement for any other party to the Release and Settlement Agreement.   In addition, pursuant to the Release and Settlement Agreement, The WB assigned to us all of The WB’s rights to receive a $5.0 million payment from Bay TV on January 16, 2006.   In connection with executing the Release and Settlement Agreement and entering into the CW Television Network affiliation agreements, The WB and UPN agreed to make a payment to us and, on May 2, 2006, we entered into an agreement with Bay TV (the “Bay TV Agreement”) in which we agreed to pay Bay TV $750,000, representing Bay TV’s share of the payment made to us by The WB and UPN.  This payment will be made by reducing by $750,000 Bay TV’s obligation to pay us $5.0 million, which obligation was assigned to us by The WB as described above.  The $4.3 million remaining obligation was recorded as an affiliate receivable on our consolidated balance sheet as of June 30, 2006.

8.   DISCONTINUED OPERATIONS:

Accounts receivable related to all of our discontinued operations is included in the accompanying consolidated balance sheets, net of allowance for doubtful accounts, for all periods presented.  This is because we continue to own the rights to collect the amounts due to us through the closing dates of the non-license television broadcast assets.  Such amounts were $0.1 million (net of allowance of $0.4 million) and $0.2 million (net of allowance of $0.4 million) as of June 30, 2006 and December 31, 2005, respectively.

WEMT Disposition

On May 16, 2005, we entered into an agreement to sell WEMT-TV in Tri-Cities, Tennessee, including the FCC license (the broadcast license) to an unrelated third party for $7.0 million.  On the same day, we completed the sale of the WEMT non-license television broadcast assets for $5.6 million of the total $7.0 million sales price and recorded a deferred gain of $3.2 million, which is stated separately on the December 31, 2005 consolidated balance sheet.  The FCC approved the transfer of the broadcast license to the unrelated third party and we completed the sale of the license assets, including the broadcast license, on February 8, 2006 for a cash price of approximately $1.4 million.  We recorded $1.8 million, net of $0.9 million in taxes, as gain from discontinued operations in our consolidated statements of operations for the three months ended March 31, 2006.  The gain is comprised of the previously deferred gain of $2.1 million and the loss of $0.3 million from the sale of the license assets, net of taxes, respectively.  The net cash proceeds were used in the normal course of operations and for capital expenditures.

Other Dispositions

During the three months and six months ended June 30, 2006, we recognized a $0.5 million net tax provision and $0.6 million net tax benefit, respectively, primarily relating to an adjustment of certain state tax contingencies and a settlement regarding certain state tax returns related to discontinued operations in 1999.

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

CONDENSED CONSOLIDATED BALANCE SHEET
AS OF JUNE 30, 2006
(In thousands) (Unaudited)

		Guarantor Subsidiaries
	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	KDSM, LLC	Non Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Cash and cash equivalents	$—	$5,327	$130	$2,153	$—	$7,610
Accounts receivable	79	122,414	1,257	3,928	—	127,678
Affiliate receivable	13	4,250	—	—	—	4,263
Other current assets	3,486	66,777	694	4,057	—	75,014
Total current assets	3,578	198,768	2,081	10,138	—	214,565

Property and equipment, net	8,653	271,721	4,196	3,284	—	287,854

Investment in consolidated subsidiaries	520,130	—	—	—	(520,130)	—
Other long-term assets	19,802	65,072	711	6,100	(3,523)	88,162
Total other long-term assets	539,932	65,072	711	6,100	(523,653)	88,162

Acquired intangible assets	—	1,604,485	5,503	57,440	—	1,667,428

Total assets	$552,163	$2,140,046	$12,491	$76,962	$(523,653)	$2,258,009

Accounts payable and accrued liabilities	$15,083	$67,823	$531	$5,388	$—	$88,825
Current portion of long-term debt	619	1,529	—	33,500	—	35,648
Other current liabilities	—	69,323	1,037	643	—	71,003
Total current liabilities	15,702	138,675	1,568	39,531	—	195,476

Long-term debt	283,583	1,088,546	2,350	—	—	1,374,479
Other liabilities	(2,115)	433,765	1,455	3,479	(3,523)	433,061
Total liabilities	297,170	1,660,986	5,373	43,010	(3,523)	2,003,016

Common stock	857	—	—	—	—	857
Additional paid-in capital	595,213	558,163	16,486	81,809	(656,458)	595,213
Accumulated deficit	(341,077)	(79,103)	(9,368)	(47,857)	136,328	(341,077)
Total shareholders’ equity	254,993	479,060	7,118	33,952	(520,130)	254,993
Total liabilities and shareholders’ equity	$552,163	$2,140,046	$12,491	$76,962	$(523,653)	$2,258,009

CONDENSED CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2005
(In thousands) (Unaudited) (Restated - see Note 1)

		Guarantor Subsidiaries
	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Cash and cash equivalents	$—	$8,002	$28	$1,625	$—	$9,655
Accounts receivable	209	122,040	1,473	4,205	—	127,927
Other current assets	580	75,664	981	4,537	—	81,762
Assets held for sale	—	3,678	—	—	—	3,678
Total current assets	789	209,384	2,482	10,367	—	223,022

Property and equipment, net	9,546	286,760	4,462	3,587	—	304,355

Investment in consolidated subsidiaries	516,742	—	—	—	(516,742)	—
Other long-term assets	20,588	57,929	542	6,693	(4,351)	81,401
Total other long-term assets	537,330	57,929	542	6,693	(521,093)	81,401

Acquired intangible assets	—	1,611,442	5,585	57,500	—	1,674,527

Total assets	$547,665	$2,165,515	$13,071	$78,147	$(521,093)	$2,283,305

Accounts payable and accrued liabilities	$8,557	$77,295	$410	$4,822	$—	$91,084
Current portion of long-term debt	1,195	3,242	—	33,500	—	37,937
Other current liabilities	—	91,983	1,513	764	—	94,260
Liabilities held for sale	—	1,407	—	—	—	1,407
Total current liabilities	9,752	173,927	1,923	39,086	—	224,688

Long-term debt	289,140	1,121,333	2,328	—	—	1,412,801
Other liabilities	(949)	395,262	1,208	4,924	(4,351)	396,094
Total liabilities	297,943	1,690,522	5,459	44,010	(4,351)	2,033,583

Common stock	854	—	—	—	—	854
Additional paid-in capital	593,259	578,814	17,608	79,266	(675,688)	593,259
Accumulated deficit	(344,391)	(103,821)	(9,996)	(45,129)	158,946	(344,391)
Total shareholders’ equity	249,722	474,993	7,612	34,137	(516,742)	249,722
Total liabilities and shareholders’ equity	$547,665	$2,165,515	$13,071	$78,147	$(521,093)	$2,283,305

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2006
(In thousands) (Unaudited)

		Guarantor Subsidiaries
	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Total revenues	$—	$175,113	$2,287	$7,692	$—	$185,092

Station production expenses	—	36,587	459	—	—	37,046
Selling, general and administrative expenses	123	39,334	736	592	—	40,785
Depreciation, amortization and other operating expenses	559	50,940	679	7,902	—	60,080
Total operating expenses	682	126,861	1,874	8,494	—	137,911

Operating (loss) income	(682)	48,252	413	(802)	—	47,181

Equity in earnings of subsidiaries	13,007	—	—	—	(13,007)	—
Interest income	—	303	—	1	—	304
Interest expense	(5,124)	(22,803)	(67)	(631)	—	(28,625)
Other income (expense)	349	(302)	136	248	—	431
Total other income (expense)	8,232	(22,802)	69	(382)	(13,007)	(27,890)

Income tax benefit (provision)	2,733	(11,557)	—	326	—	(8,498)
Loss from discontinued operations, net of taxes	—	(510)	—	—	—	(510)
Net income (loss)	$10,283	$13,383	$482	$(858)	$(13,007)	$10,283

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2006
(In thousands) (Unaudited)

		Guarantor Subsidiaries
	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Total revenues	$—	$332,813	$4,317	$11,429	$—	$348,559

Station production expenses	—	74,255	900	—	—	75,155
Selling, general and administrative expenses	300	77,891	1,331	1,215	—	80,737
Depreciation, amortization and other operating expenses	1,118	95,406	1,586	12,020	—	110,130
Total operating expenses	1,418	247,552	3,817	13,235	—	266,022

Operating (loss) income	(1,418)	85,261	500	(1,806)	—	82,537

Equity in earnings of subsidiaries	22,617	—	—	—	(22,617)	—
Interest income	—	348	—	2	—	350
Interest expense	(10,284)	(46,718)	(134)	(1,199)	—	(58,335)
Other income (expense)	6,252	2,137	263	(276)	—	8,376
Total other income (expense)	18,585	(44,233)	129	(1,473)	(22,617)	(49,609)

Income tax benefit (provision)	3,134	(18,744)	—	551	—	(15,059)
Income from discontinued operations, net of taxes	—	658	—	—	—	658
Gain from sale of discontinued operations, net of taxes	—	1,774	—	—	—	1,774
Net income (loss)	$20,301	$24,716	$629	$(2,728)	$(22,617)	$20,301

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2005
(In thousands) (Unaudited) (Restated - see Note 1)

		Guarantor Subsidiaries
	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Total revenues	$—	$176,035	$2,083	$5,515	$—	$183,633

Station production expenses	—	38,616	451	—	—	39,067
Selling, general and administrative expenses	3,370	34,446	533	657	—	39,006
Depreciation, amortization and other operating expenses	556	46,608	595	5,461	—	53,220
Total operating expenses	3,926	119,670	1,579	6,118	—	131,293

Operating (loss) income	(3,926)	56,365	504	(603)	—	52,340

Equity in earnings of subsidiaries	148,148	—	—	—	(148,148)	—
Interest income	—	120	—	2	(14)	108
Interest expense	(2,695)	(25,730)	(66)	(389)	14	(28,866)
Other income (expense)	2,059	(1,670)	47	(349)	—	87
Total other income (expense)	147,512	(27,280)	(19)	(736)	(148,148)	(28,671)

Income tax benefit (provision)	1,558	(10,759)	—	881	—	(8,320)
Income from discontinued operations	—	1,279	—	—	—	1,279
Gain on sale of discontinued operations, net of taxes	—	128,516	—	—	—	128,516
Net income (loss)	$145,144	$148,121	$485	$(458)	$(148,148)	$145,144

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2005
(In thousands) (Unaudited) (Restated - see Note 1)

		Guarantor Subsidiaries
	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Total revenues	$—	$332,860	$4,197	$10,436	$—	$347,493

Station production expenses	—	76,097	894	—	—	76,991
Selling, general and administrative expenses	7,286	69,720	1,082	1,148	—	79,236
Depreciation, amortization and other operating expenses	1,145	93,123	1,409	10,674	—	106,351
Total operating expenses	8,431	238,940	3,385	11,822	—	262,578

Operating (loss) income	(8,431)	93,920	812	(1,386)	—	84,915

Equity in earnings of subsidiaries	160,095	—	—	—	(160,095)	—
Interest income	—	239	—	4	(14)	229
Interest expense	(4,867)	(51,950)	(132)	(902)	14	(57,837)
Other income (expense)	7,480	3,092	89	(430)	—	10,231
Total other income (expense)	162,708	(48,619)	(43)	(1,328)	(160,095)	(47,377)

Income tax benefit (provision)	2,176	(17,325)	—	1,408	—	(13,741)
Income from discontinued operations	—	4,140	—	—	—	4,140
Gain on sale of discontinued operations, net of taxes	—	128,516	—	—	—	128,516
Net income (loss)	$156,453	$160,632	$769	$(1,306)	$(160,095)	$156,453

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2006
(In thousands) (Unaudited)

		Guarantor Subsidiaries
	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES	$6,059	$54,439	$1,267	$(1,974)	$—	$59,791
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(224)	(9,229)	(42)	(41)	—	(9,536)
Payments for acquisition of television stations	—	(1,710)	—	—	—	(1,710)
Investments in equity and cost investees	—	(131)	—	—	—	(131)
Proceeds from the sale of assets	—	1,376	—	—	—	1,376
Proceeds from the sale of broadcast assets related to discontinued operations	—	1,400	—	—	—	1,400
Loans to affiliates	(71)	—	—	—	—	(71)
Proceeds from loans to affiliates	69	—	—	—	—	69
Net cash flows used in investing activities	(226)	(8,294)	(42)	(41)	—	(8,603)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	—	69,000	—	—	—	69,000
Repayments of notes payable, commercial bank financing and capital leases	(7,602)	(91,801)	—	—	—	(99,403)
Increase (decrease) in intercompany payables	19,229	(20,649)	(1,123)	2,543	—	—
Dividends paid on Class A and Class B Common Stock	(16,960)	—	—	—	—	(16,960)
Payments for derivative terminations	—	(3,750)	—	—	—	(3,750)
Repayments of notes and capital leases to affiliates	(500)	(1,620)	—	—	—	(2,120)
Net cash flows (used in) from financing activities	(5,833)	(48,820)	(1,123)	2,543	—	(53,233)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(2,675)	102	528	—	(2,045)
CASH AND CASH EQUIVALENTS, beginning of period	—	8,002	28	1,625	—	9,655
CASH AND CASH EQUIVALENTS, end of period	$—	$5,327	$130	$2,153	$—	$7,610

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2005
(In thousands) (Unaudited) (Restated - see Note 1)

		Guarantor Subsidiaries
	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

NET CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES	$(4,734)	$54,820	$1,032	$(3,191)	$—	$47,927
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Variable interest entity elimination entries	—	4,229	—	(4,229)	—	—
Acquisition of property and equipment	(62)	(8,566)	(11)	(28)	—	(8,667)
Payment for acquisition of television station	—	(8,250)	—	—	—	(8,250)
Investments in equity and cost investees	(192)	125	—	(300)	—	(367)
Proceeds from the sale of assets	—	33	—	—	—	33
Proceeds from the sale of broadcast assets related to discontinued operations	—	289,419	—	—	—	289,419
Proceeds from insurance settlement	—	401	—	—	—	401
Loans to affiliates	(64)	—	—	—	—	(64)
Proceeds from loans to affiliates	62	—	—	—	—	62
Net cash flows (used in) from investing activities	(256)	277,391	(11)	(4,557)	—	272,567
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable commercial bank financing and capital leases	—	16,500	—	—	—	16,500
Repayments of notes payable, commercial bank financing and capital leases	(61)	(327,161)	—	—	—	(327,222)
Proceeds from exercise of stock options	18	—	—	—	—	18
Payments for deferred financing costs	(100)	(1,726)	—	(87)	—	(1,913)
Increase (decrease) in intercompany payables	17,486	(22,930)	(1,023)	6,467	—	—
Dividends paid on Series D Convertible Exchangeable Preferred Stock	(5,004)	—	—	—	—	(5,004)
Dividends paid on Class A and Class B Common Stock	(6,398)	—	—	—	—	(6,398)
Repayments of notes and capital leases to affiliates	(951)	(1,369)	—	—	—	(2,320)
Net cash flows from (used in) financing activities	4,990	(336,686)	(1,023)	6,380	—	(326,339)
NET DECREASE IN CASH AND CASH EQUIVALENTS	—	(4,475)	(2)	(1,368)	—	(5,845)
CASH AND CASH EQUIVALENTS, beginning of period	—	7,861	27	2,603	—	10,491
CASH AND CASH EQUIVALENTS, end of period	$—	$3,386	$25	$1,235	$—	$4,646

ITEM 2.                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On August 11, 2006 the Audit Committee of our Board of Directors determined that our financial statements for the quarters ended June 30, 2005, September 30, 2005, and March 31, 2006 and for the year ended December 31, 2005 should be restated. The restated financial statements result from an error made in the accounting treatment for the exchange of our Series D Convertible Exchangeable Preferred Stock (the Preferred Stock) into 6% Convertible Debentures, due 2012 (the Debentures) in June 2005. In previously reported consolidated financial statements we accounted for this transaction as an exchange. We now believe that the most appropriate accounting guidance to apply to this exchange is EITF Topic D-42, “The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock,” and that the exchange should be treated as a redemption for accounting purposes. Accordingly, the Company should have recorded the Debentures at fair value upon issuance and the excess of the carrying amount of the Preferred Stock over the fair value of the Debentures should have been added to net earnings to arrive at net earnings available to common shareholders.  The difference in the carrying amount of the Preferred Stock and the fair value of the Debentures should be recorded as a discount on the Debentures and amortize over the life of the Debentures using the effective interest method.  Additionally, in calculating and accounting for the carrying amount of the Preferred Stock, all of the issuance costs of the Preferred Stock should have been charged directly to accumulated deficit rather than a portion of these costs recorded as “unamortized costs relating to securities issuances” and amortized over the remaining term of the Debentures. For additional information regarding our accounting treatment, see Note 1. Summary of Significant Accounting Policies.

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

•                  acceptance by viewers and advertisers of The CW Television Network and MyNetworkTV;

•                  changes in the makeup of the population in the areas where our stations are located;

•                  changes in local regulations in the areas where our stations are located;

•                  our ability to service our outstanding debt;

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

TELEVISION BROADCASTING

Markets and Stations

We own and operate, provide programming services to, provide sales services to or have agreed to acquire the following television stations:

Market	Market Rank (a)	Stations	Status (b)	Current Affiliation (c)	Affiliation Beginning September 2006 (c) (d)	Station Rank in Market (e)	Expiration Date of FCC License
Tampa, Florida	12	WTTA	LMA (f)	WB	MNT	6 of 8	02/01/05 (g)
Minneapolis/St. Paul, Minnesota	15	WUCW (h)	O&O	WB	CW	6 of 7	04/01/06 (g)
St. Louis, Missouri	21	KDNL	O&O	ABC	ABC	4 of 8	02/01/06 (g)
Pittsburgh, Pennsylvania	22	WPGH WPMY (h)	O&O O&O	FOX WB	FOX MNT	4 of 9 6 of 9	08/01/07 08/01/07
Baltimore, Maryland	24	WBFF WNUV	O&O LMA (j)	FOX WB	FOX CW	4 of 6 5 of 6	10/01/04 (i) 10/01/12
Raleigh/Durham, North Carolina	29	WRDC WLFL	O&O O&O	UPN WB	MNT CW	5 of 7 6 of 7	12/01/04 (i) 12/01/04 (i)
Nashville, Tennessee	30	WZTV WUXP WNAB	O&O O&O OSA (k)	FOX UPN WB	FOX MNT CW	4 of 8 5 of 8 6 of 8	08/01/05 (g) 08/01/05 (g) 08/01/05 (l)
Columbus, Ohio	32	WSYX WTTE	O&O LMA (j)	ABC FOX	ABC FOX	3 of 6 4 of 6	10/01/05 (g) 10/01/05 (g)
Milwaukee, Wisconsin	33	WCGV WVTV	O&O O&O	UPN WB	MNT CW	5 of 9 6 of 9	12/01/05 (i) 12/01/05 (i)
Cincinnati, Ohio	34	WSTR	O&O	WB	MNT	5 of 6	10/01/05 (g)
Asheville, North Carolina/ Greenville/Spartanburg/Anderson, South Carolina	35	WLOS WMYA (h)	O&O LMA (j)	ABC WB	ABC MNT	3 of 7 5 of 7	12/01/04 (i) 12/01/04 (i)
San Antonio, Texas	37	KABB KMYS (h)	O&O O&O	FOX WB	FOX MNT	4 of 7 5 of 7	08/01/06 (g) 08/01/06 (g)
Birmingham, Alabama	40	WTTO WABM WDBB	O&O O&O LMA	WB UPN WB	CW MNT CW	5 of 8 6 of 8 5 of 8 (m)	04/01/05 (g) 04/01/05 (g) 04/01/05 (l)
Norfolk, Virginia	42	WTVZ	O&O	WB	MNT	6 of 7	10/01/12
Oklahoma City, Oklahoma	45	KOKH KOCB	O&O O&O	FOX WB	FOX CW	4 of 9 5 of 9	06/01/06 (g) 06/01/06 (g)
Greensboro/Winston-Salem/ Highpoint, North Carolina	47	WXLV WMYV (h)	O&O O&O	ABC UPN	ABC MNT	4 of 7 6 of 7	12/01/04 (i) 12/01/04 (i)
Las Vegas, Nevada	48	KVMY (h) KVCW (h)	O&O O&O	WB IND	MNT CW	5 of 7 7 of 7	10/01/06 (g) 10/01/06 (g)
Buffalo, New York	49	WUTV WNYO	O&O O&O	FOX WB	FOX MNT	4 of 8 5 of 8	06/01/07 06/01/07
Dayton, Ohio	59	WKEF WRGT	O&O LMA (j)	ABC FOX	ABC FOX	3 of 8 4 of 8	10/01/05 (g) 10/01/05 (g)
Richmond, Virginia	60	WRLH	O&O	FOX	FOX	4 of 5	10/01/04 (g)
Mobile, Alabama/ Pensacola, Florida	62	WEAR WFGX	O&O O&O	ABC IND	ABC MNT	2 of 8 not rated	02/01/05 (g) 02/01/13
Lexington, Kentucky	63	WDKY	O&O	FOX	FOX	4 of 6	08/01/05 (g)
Charleston/Huntington, West Virginia	64	WCHS WVAH	O&O LMA (j)	ABC FOX	ABC FOX	3 of 6 4 of 6	10/01/12 10/01/04 (g)
Flint/Saginaw/Bay City, Michigan	65	WSMH	O&O	FOX	FOX	4 of 6	10/01/05 (g)
Des Moines, Iowa	73	KDSM	O&O	FOX	FOX	4 of 5	02/01/06 (g)
Portland, Maine	74	WGME	O&O	CBS	CBS	2 of 6	04/01/07
Syracuse, New York	76	WSYT WNYS	O&O LMA	FOX WB	FOX MNT	4 of 6 5 of 6	06/01/07 06/01/07
Rochester, New York	79	WUHF	O&O (n)	FOX	FOX	4 of 6	06/01/07
Cape Girardeau, Missouri/ Paducah, Kentucky	80	KBSI WDKA	O&O LMA	FOX WB	FOX MNT	4 of 7 5 of 7	02/01/06 (g) 08/01/05 (l)
Springfield/Champaign, Illinois	82	WICS WICD	O&O O&O	ABC ABC	ABC ABC	3 of 6 3 of 6 (o)	12/01/05 (i) 12/01/05 (i)
Madison, Wisconsin	85	WMSN	O&O	FOX	FOX	4 of 6	12/01/05 (g)
Cedar Rapids, Iowa	88	KGAN	O&O (n)	CBS	CBS	3 of 6	02/01/06 (i)
Charleston, South Carolina	101	WTAT WMMP	LMA (j) O&O	FOX UPN	FOX MNT	4 of 6 5 of 6	12/01/04 (i) 12/01/04 (i)
Springfield, Massachusetts	108	WGGB	O&O	ABC	ABC	2 of 4	04/01/07
Tallahassee, Florida	109	WTWC	O&O	NBC	NBC	3 of 6	02/01/05 (g)
Peoria/Bloomington, Illinois	117	WYZZ	O&O (n)	FOX	FOX	4 of 6	12/01/05 (g)

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

c)                  On March 17, 2006, we announced that all of our stations currently affiliated with UPN and certain of our stations that currently have no affiliation or are currently affiliated with The WB entered into an agreement with MyNetworkTV.  On May 2, 2006, we announced that certain of our stations currently affiliated with The WB and our stations that currently have no affiliation with any network entered into an affiliation agreement with The CW.  Beginning September 2006, we will begin airing programming content provided under these new affiliation agreements.

d)                  When we negotiate the terms of our affiliation agreements with each network, we negotiate on behalf of all of our stations affiliated with that network simultaneously.  This results in substantially similar terms for our stations, including the expiration date of the affiliation agreement.  A summary of these expiration dates is as follows:

Affiliate	Expiration Date
FOX	all 19 agreements expire on March 6, 2012
MNT	all 17 agreements expire on September 4, 2011
ABC	all 10 agreements expire on December 31, 2009
CW	all 9 agreements expire on August 30, 2010
CBS	both agreements expire on December 31, 2007
NBC	this agreement expires on January 1, 2007 *

*                     NBC has informed us that they intend to terminate this affiliation agreement on its expiration date.  We continue to negotiate the terms of a new affiliation agreement.

e)                  The first number represents the rank of each station in its market and is based upon the November 2005 Nielsen estimates of the percentage of persons tuned into each station in the market from 7:00 a.m. to 1:00 a.m., Monday through Sunday.  The second number represents the estimated number of television stations designated by Nielsen as “local” to the DMA, excluding public television stations and stations that do not meet the minimum Nielsen reporting standards (weekly cumulative audience of at least 0.1%) for the Monday through Sunday. 7:00 a.m. to 1:00 a.m. time period as of November 2005.  This information is provided to us in a summary report by Katz Television Group.

f)                   The license assets for this station are currently owned by Bay TV, a related party.  See Note 7. Related Party Transactions, in the Notes to our Unaudited Consolidated Financial Statements for more information.

g)                  We, or subsidiaries of Cunningham Broadcasting Company (“Cunningham”), a related party, timely filed applications for renewal of these licenses with the FCC.  These applications are currently pending.

h)                 The call letters of some of our stations, and one LMA station, were changed in June 2006 as a result of our new affiliation agreements with  MyNetworkTV and The CW:

Market	New Call Letters	Former Call Letters
Minneapolis, MN	WUCW	KMWB
Pittsburgh, PA	WPMY	WCWB
Greenville/Anderson, SC	WMYA	WBSC
San Antonio, TX	KMYS	KRRT
Greensboro/Winston-Salem, NC	WMYV	WUPN
Las Vegas, NV	KVMY KVCW	KVWB KFBT

i)                    We, or subsidiaries of Cunningham, timely filed applications for renewal of these licenses with the FCC.  Unrelated third parties have filed petitions to deny or informal objections against such applications.  We opposed the petitions to deny and informal objections and those applications are currently pending.  See Note 10. Commitments and Contingencies, in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2005 for additional information.

j)                    The license assets for these stations are currently owned by a subsidiary of Cunningham.

k)                 We have entered into an outsourcing agreement with the unrelated third party owner of WNAB-TV to provide certain non-programming related sales, operational and administrative services to WNAB.  Our application to acquire this FCC license is pending FCC approval.

l)                    The unrelated third party licensees of these stations timely filed applications for renewal of these licenses.  These applications are currently pending.

m)              WDBB-TV simulcasts the programming broadcast on WTTO-TV pursuant to a programming services agreement.  The station rank applies to the combined viewership of these stations.

n)                 We have entered into outsourcing agreements with unrelated third parties, under which the unrelated third parties provide certain non-programming related sales, operational and managerial services to these stations.  We continue to own all of the assets of these stations and to program and control each station’s operations.

o)                 WICD-TV, a satellite of WICS-TV, under FCC rules simulcasts all of the programming aired on WICS except the news broadcasts.  The station rank applies to the combined viewership of these stations.

Multi-Channel Digital Broadcasting

FCC rules allow broadcasters to transmit additional digital signals within the spectrum allocated to each FCC license holder.  This provides viewers with additional programming alternatives at no additional cost to them.  Some of our television stations are broadcasting a second digital signal, in accordance with these rules, airing various alternative programming formats as discussed below.

Each of our television stations is currently broadcasting an analog signal and at least one digital signal, both simultaneously airing the same programming content.  In general, we use “-TV” when referring to the analog signal of a certain station and we use “-DT” when referring to the digital signal.

Independent:  In Baltimore, Maryland, we are operating a second digital signal under the WBFF-DT spectrum and we are currently airing various programs including religious paid-programming and “classic” syndicated programming.

Tube Music Network:  On March 23, 2006, we entered into an agreement with the Tube Music Network to air their 24-hour music video programming on the second digital channels in 29 of our markets.  As of July 31, 2006, we are airing the Tube in the following markets using the digital spectrum licensed to us or the parties with which we have operating agreements:

Market	Digital Spectrum	Market	Digital Spectrum
Tampa, Florida	WTTA	Oklahoma City, Oklahoma	KOCB
Minneapolis/St. Paul, Minnesota	WUCW	Greensboro/Winston-Salem/Highpoint,	WMYV
Pittsburgh, Pennsylvania	WPMY	North Carolina
Baltimore, Maryland	WNUV	Dayton, Ohio	WKEF
Raleigh/Durham, North Carolina	WRDC	Mobile, Alabama/Pensacola, Florida	WEAR
Nashville, Tennessee	WUXP	Lexington, Kentucky	WDKY
Columbus, Ohio	WTTE	Charleston/Huntington, West Virginia	WCHS
Milwaukee, Wisconsin	WCGV	Des Moines, Iowa	KDSM
Asheville, North	WLOS	Portland, Maine	WGME
Carolina/Greenville/Spartanburg/Anderson,	WMYA	Rochester, New York	WUHF
South Carolina		Madison, Wisconsin	WMSN
San Antonio, Texas	KMYS	Charleston, South Carolina	WMMP
Birmingham, Alabama	WABM	Springfield, Massachusetts	WGGB
Norfolk, Virginia	WTVZ	Tallahassee, Florida	WTWC

By September 30, 2006, we plan to have the Tube Music Network airing on WSMH-DT, Flint, Michigan; KVMY-DT, Las Vegas, Nevada; WYZZ-DT, Peoria/Bloomington, Illinois; and WICD-DT/WICS-DT in Springfield/Champaign, Illinois.

MyNetworkTV:  On March 6, 2006, we entered into an agreement with Twentieth Television, Inc. to air MyNetworkTV primetime programming on 17 of our stations.  This agreement becomes effective on September 5, 2006 and expires on September 4, 2011.  We have not yet concluded as to whether this represents a network affiliation agreement for accounting purposes.  On August 4, 2006, we entered into an additional agreement with MyNetworkTV to air prime-time programming on the second digital channel in WSYX-DT in Columbus, Ohio. On August 9, 2006, we entered into an additional agreement with MyNetworkTV for second digital channels in WRGT-DT in Dayton, Ohio and WRLH-DT in Richmond, Virginia.

We expect to continue to consider these and other alternative programming formats that we could air using our multi-channel digital spectrum space when it makes financial sense.

Digital Television

As of December 31, 2004, Digital Television (DTV) stations were required to meet a certain signal strength standard for the digital signal coverage in their communities of license.  By July 2005, a DTV licensee affiliated with a top four network (i.e, FOX, ABC, CBS or NBC) that is located in one of the top 100 markets was required to meet a higher replication standard or lose interference protection for those areas not covered by the digital signal.  For a station subject to this deadline which had not yet received a construction permit, the FCC required that such station build a “checklist” facility by August 2005.  For all other commercial DTV licensees, as well as non-commercial DTV licensees, that have received construction permits, the deadline for meeting a higher replication standard was July 2006.  We filed requests, that are pending, for extensions and waivers of these deadlines for the following stations:  WUTV-DT, Buffalo, New York; WGME-DT, Portland, Maine; WLOS-DT Asheville, North Carolina; WSMH-DT, Flint, Michigan; WSTR-DT, Cincinnati, Ohio; KVCW-DT, Las Vegas, Nevada; and KVMY-DT, Las Vegas, Nevada.  There are no guarantees that our extension and waiver requests will be granted.  Loss of interference protection for any of our stations could reduce the number of viewers of that station and could adversely impact revenues for that station.

We operate our television stations at different power levels pursuant to our FCC licenses, applicable permits or special temporary authority granted by the FCC.  The following table is a summary of our operating status as of June 30, 2006:

DTV Operating Status	# of Stations
Operating with approved digital license	15
Operating at full power, pending license approval	20
Operating at low power with special temporary authority	10
License pending but operating under special temporary authority due to equipment problems	1
Applications pending for construction permits	1
LMA/JSA stations operating with approved digital license	2
LMA/JSA stations operating at full power, pending license approval	6
LMA/JSA stations operating at low power with special temporary authority	3
58

Indecency

It is a violation of federal law and FCC regulations to broadcast obscene or indecent programming.  FCC licensees are, in general, responsible for the content of their broadcast programming, including that supplied by television networks.  Accordingly, there is a risk of being fined as a result of our broadcast programming, including network programming.  As a result of legislation passed in June 2006, the maximum forfeiture amount for the broadcast of indecent or obscene material was increased to $325,000 from $32,500 for each violation.

The following table sets forth certain operating data for the three and six months ended June 30, 2006 and 2005:

STATEMENT OF OPERATIONS DATA
(In thousands, except per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Statement of Operations Data:		(Restated – See Note 1)		(Restated – See Note 1)
Net broadcast revenues (a)	$163,771	$163,117	$311,696	$307,545
Revenues realized from station barter arrangements	13,629	15,001	25,434	29,512
Other operating divisions’ revenues	7,692	5,515	11,429	10,436
Total revenues	185,092	183,633	348,559	347,493

Station production expenses	37,046	39,067	75,155	76,991
Station selling, general and administrative expenses	34,574	34,373	68,720	69,150
Expenses recognized from station barter arrangements	12,503	13,884	23,328	27,289
Amortization of program contract costs and net realizable value adjustments	22,683	16,425	41,306	33,544
Depreciation and amortization expenses (b)	17,121	17,663	33,734	35,217
Other operating divisions’ expenses	7,773	5,248	11,762	10,301
Corporate general and administrative expenses	6,211	4,633	12,017	10,086
Operating income	47,181	52,340	82,537	84,915

Interest expense and amortization of debt discount and deferred financing costs	(28,625)	(28,866)	(58,335)	(57,837)
Interest income	304	108	350	229
Gain (loss) from sale of assets	18	11	(269)	—
Loss from extinguishment of debt	(256)	(1,631)	(879)	(1,631)
Unrealized gain from derivative instruments	26	2,827	2,907	11,726
Income (loss) from equity and cost investees	36	(1,592)	6,135	(413)
Gain on insurance proceeds	—	401	—	401
Other income, net	607	71	482	148
Income from continuing operations before income taxes	19,291	23,669	32,928	37,538
Income tax provision	(8,498)	(8,320)	(15,059)	(13,741)
Income from continuing operations	10,793	15,349	17,869	23,797

Discontinued Operations:
(Loss) income from discontinued operations, net of taxes	(510)	1,279	658	4,140
Gain from discontinued operations, net of taxes	—	128,516	1,774	128,516
Net income	$10,283	$145,144	$20,301	$156,453
Net income available to common shareholders	$10,283	$168,843	$20,301	$177,650

Basic and Diluted Earnings (Loss) Per Common Share:
Basic earnings per common share from continuing operations	$0.13	$0.46	$0.21	$0.52
Basic (loss) earnings per common share from discontinued operations	$(0.01)	$1.52	$0.03	$1.56
Basic earnings per common share	$0.12	$1.98	$0.24	$2.08
Diluted earnings per common share from continuing operations	$0.13	$0.43	$0.21	$0.51
Diluted (loss) earnings per common share from discontinued operations	$(0.01)	$1.31	$0.03	$1.44
Diluted earnings per common share	$0.12	$1.74	$0.24	$1.95
Weighted average shares outstanding	85,692	85,395	85,593	85,315
Weighted average shares and equivalent shares outstanding	85,734	99,418	85,634	92,023
Dividends declared per share	$0.10	$0.075	$0.20	$0.125

Balance Sheet Data:	June 30, 2006	December 31, 2005
		(Restated – See Note 1)
		(Unaudited)
Cash and cash equivalents	$7,610	$9,655
Total assets	$2,258,009	$2,283,305
Total debt (c)	$1,410,127	$1,450,738
Total shareholders’ equity	$254,993	$249,722

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

Executive Overview — a description of our business and financial highlights since the first quarter 2006;

Recent Accounting Pronouncements — a description of new accounting pronouncements that apply to us;

Results of Operations — an analysis of our revenues and expenses for the three and six months ended June 30, 2006 and 2005, as restated, including comparisons between quarters and expectations for the third quarter 2006; and

Liquidity and Capital Resources — an analysis of our cash flows from or used in operating activities, investing activities and financing activities and an update of our bond repurchases during the quarter.

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

Second Quarter 2006 Highlights

•                  We renewed our affiliation agreement with the FOX network for our 19 FOX affiliates for another six years;

•                  We entered into affiliation agreements with CW Television Network for nine of our WB and independent stations;

•                  Our television station in Baltimore, Maryland (WBFF-TV), went live on May 1, 2006 with WBFF-DT Channel 45-2, the market’s first multi-digital channel to carry syndicated and other local programming;

•                  Local time sales, excluding political, increased 3.2% in the second quarter of 2006; and

•                  We repurchased, in the open market, $13.9 million face value of our 8% Senior Subordinated Notes, due 2012.

Other Highlights

•                  We increased our quarterly dividend rate from $0.10 to $0.125 per share beginning with the October dividend payment.

•                  We launched morning news programming in Dayton, Ohio on WKEF-TV and WRGT-TV as an expansion of the stations’ already successful evening news programming;

•                  Our FOX affiliate (KBSI-TV) in Cape Girardeau, Paducah and Harrisburg, entered into a news share arrangement with the NBC affiliate (WPSD-TV) in the same market effective October 2006;

•                  We entered into a news share arrangement in which our television station in Springfield/Champaign, Illinois (WICS/WICD-TV) will produce an evening news program for television stations in Springfield, Illinois (WRSP-TV) and Urbana, Illinois (WCCU-TV) beginning September 2006; and

•                  We entered into a multi-year retransmission agreement for carriage of our analog and digital signals with, among others, Suddenlink in Charleston/Huntington, West Virginia.

We believe that all of these events will enhance shareholder value.

Restructuring Charges

During the six months ended June 30, 2006, we incurred costs associated with restructuring the news operations at certain of our stations.  Specifically, on or before March 31, 2006, we ceased our locally produced news broadcasts in nine of our markets, terminated the news employees and cancelled our news-related contracts.  The total one-time terminated employee benefit costs related to this restructuring were $0.5 million and the total one-time contract cancellation costs were $0.5 million, all of which were recorded as station production expenses for the three months ended March 31, 2006.

The major components of the restructuring charges and the remaining accrual balance related to the restructuring plan as of June 30, 2006 follow (in thousands):

	Salary and Severance Costs	Contract Expenses	Other Exit Costs	Total

Initial accrual	$524,967	$359,094	$101,664	$985,725
Restructuring charges	—	3,393	171,550	174,943
Amounts utilized	(341,906)	(6,864)	(46,650)	(395,420)
Balance at March 31, 2006	$183,061	$355,623	$226,564	$765,248
Restructuring charges	—	3,432	26,704	30,136
Amounts utilized	(183,061)	(175,479)	(157,311)	(515,851)
Balance at June 30, 2006	$—	$183,576	$95,957	$279,533

In addition, we have and expect to incur costs through March 31, 2007 associated with the transfer of certain news broadcast assets to our other stations that continue to produce local news; these costs will be expensed in the period in which they are incurred.  We expect these costs to be minimal.

RECENT ACCOUNTING PRONOUNCEMENTS

On January 1, 2006, we adopted Statement of Financial Accounting Standard (SFAS) No. 123R, Share-Based Payment (SFAS 123R).  SFAS 123R requires us to expense the fair value of grants of various stock-based compensation programs over the vesting period of the awards.  We elected to adopt the “Modified Prospective Application” transition method which does not result in the restatement of previously issued consolidated financial statements.  For additional information regarding our accounting under SFAS 123R, see Note 2. Stock-Based Compensation.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. It prescribes the minimum recognition threshold a tax position must meet before being recognized in the financial statements and also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  In addition, FIN 48 replaces income tax guidance from FASB Statement No. 5, Accounting for Contingencies.  This interpretation will be effective beginning on January 1, 2007. We are currently evaluating the effect this FIN will have on our consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows.

In June 2006, the FASB ratified the consensuses in the Emerging Issues Task Force (EITF) Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). The guidance requires that presentation of any tax assessed by a governmental authority on a gross or net basis is an accounting policy decision and should be disclosed pursuant to APB Opinion No. 22. The taxes may be directly imposed on a revenue-producing transaction between a seller and a customer and may include, but are not limited to sales, use, value added and some excise taxes.  In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The disclosure of those taxes can be done on an aggregate basis. This guidance will be effective beginning on January 1, 2007. If a company wishes to change its historical presentation for such taxes, such a change must be justified as preferable and would be subject to the requirements of FASB Statement No. 154, Accounting Changes and Error Corrections. We are currently evaluating the effect this EITF will have on our consolidated statements of operations and related disclosures.

In April 2006, FASB issued FASB Staff Position (FSP) FIN 46(R)-6, Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R). This FSP addresses how a reporting enterprise should determine the variability to be considered in applying FIN 46(R). The variability that is considered in applying FIN 46(R) affects the determination of (a) whether the entity is a variable interest entity or VIE, (b) which interests are “variable interests” in the entity and (c) which party, if any, is the primary beneficiary of the VIE. That variability will affect any calculation of expected losses and expected residual returns if such a calculation is necessary. FSP FIN 46(R)-6 is applicable prospectively to all entities beginning the first day of the first reporting period beginning after June 15, 2006. Early application is permitted for periods for which financial statements have not yet been issued. Retrospective application to the date of the initial application of FIN 46(R) is permitted but not required. Retrospective application, if elected, must be completed no later than the end of the first annual reporting period ending after July 15, 2006. The application of this FSP is not expected to have any effect on our consolidated balance sheets, consolidated statements of operations or consolidated statements of cash flows.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments- an amendment of FASB Statements No. 133 (SFAS 133) and 140 (SFAS 140). This SFAS permits fair value remeasurement for any hybrid financial instrument containing an embedded derivative that otherwise would require bifurcation in accordance with SFAS 133, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133 and requires the evaluation of interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. This statement amends SFAS 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The statement is effective beginning on January 1, 2007 and application of this SFAS is not expected to have a significant impact on our consolidated balance sheets, consolidated statements of operations or consolidated statements of cash flows.

RESULTS OF OPERATIONS

In general, this discussion is related to the results of our continuing operations, except for discussions regarding our cash flows (which also include the results of our discontinued operations).  Unless otherwise indicated, references in this discussion and analysis to the second quarter of 2006 and 2005 refer to the three months ended June 30, 2006 and 2005, respectively.  Additionally, any references to the first, third or fourth quarters are to the three months ended March 31, September 30 and December 31, respectively, for the year being discussed.

Operating Results

The following table presents our revenues from continuing operations, net of agency commissions, for the three and six months ended June 30, 2006 and 2005 (in millions):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2006	2005	Percent Change	2006	2005	Percent Change
Local revenues:
Non-political	$96.3	$93.4	3.1%	$187.4	$178.8	4.8%
Political	0.6	0.2	200.0%	0.7	0.3	133.3%
Total local	96.9	93.6	3.5%	188.1	179.1	5.0%

National revenues:
Non-political	53.3	60.0	(11.2)%	100.3	111.4	(10.0)%
Political	1.1	0.1	1,000.0%	1.7	0.2	750.0%
Total national	54.4	60.1	(9.5)%	102.0	111.6	(8.6)%

Other revenues	12.5	9.4	33.0%	21.6	16.8	28.6%
Total net broadcast revenues	$163.8	$163.1	0.4%	$311.7	$307.5	1.4%

Net broadcast revenues.  From a revenue category standpoint, the second quarter 2006, when compared to the same period in 2005, was negatively impacted by a decrease in advertising revenues generated from the travel/leisure, fast food, paid programs (TV/Radio), automotive, Internet, soft drinks, movies, drug/cosmetics and other sectors.  These decreases were offset by increases in the telecommunications, services, schools, political, restaurants and retail-department stores.  Automotive advertising revenues were down 3.2% compared to second quarter 2005.  Automotive is our largest revenue category and represented 23.5% of the quarter’s net time sales of $151.3 million.  We expect third quarter net broadcast revenues, excluding barter, to be up approximately 0.8% to 1.5% from third quarter 2005.

During the six months ended June 30, 2006, when compared to the same period in 2005, the travel/leisure, fast food, paid programs (TV/Radio), automotive, Internet, soft drinks, food-breakfast, food-other and other sectors decreased, while the telecommunications, services, schools, political, restaurants, retail-department stores, home products, medical and religion sectors increased.  Automotive, which represented 22.5% of net time sales for the six months ended June 30, 2006, was down 8.8% from the same period in 2005.

From a network affiliate perspective, broadcast revenue including political revenue from time sales at our FOX affiliates, which represent our largest affiliation at 41.2% of the quarter’s total net time sales, declined 2.1% for the second quarter 2006 as compared to the same period in 2005.  In addition, our CBS (1.8% of the total net time sales), WB (25.1% of the total net time sales) and ABC (22.0% of the total net time sales) affiliates experienced declines of 4.5%, 2.7% and 0.8%, respectively, compared with the same period in 2005.  Our NBC (0.7% of the total net time sales) and UPN (8.0% of the total net time sales) affiliates experienced revenue growth of 6.1% and 1.5%, respectively.  Our independent stations (1.2% of the total net time sales) experienced 10.8% revenue growth for the second quarter 2006 compared with the same period in 2005.

For the six months ended June 30, 2006, broadcast revenue from time sales at our FOX affiliates, which represented 40.4% of the period’s total net time sales, was down 3.0% as compared to 2005.  The decrease for our FOX stations was primarily because the Super Bowl was on FOX during the first quarter of 2005 and was on ABC during the first quarter of 2006.  In addition, our CBS (1.7% of the total net time sales) and WB (25.3% of the total net time sales) affiliates experienced declines of 5.1% and 1.4%, respectively, for the six months ended June 30, 2006 when compared with the same period in 2005.  Our independent stations (1.2% of the total net time sales), NBC (0.6% of the total net time sales), ABC (22.6% of the total net time sales) and UPN (8.2% of the total net time sales) affiliates experienced revenue growth of 14.3%, 11.6%, 4.8% and 2.8%, respectively, compared with 2005.

Political Revenues.  Political revenues were not significant in 2005 because it was not an election year.  We expect political revenues to increase to $4.2 million in third quarter 2006 since this is an election year.

Local Revenues.  Our revenues from local advertisers, excluding political revenues, increased during the second quarter 2006 when compared to 2005.  We continue to focus on increasing local advertising revenues through innovative sales and marketing strategies in our markets.  Revenues from our new business initiatives increased by $2.6 million during the second quarter 2006 to $8.9 million from $6.3 million during the same period in 2005.  For the six months ended June 30, 2006, revenues from our new business initiatives increased $4.1 million to $15.9 million compared to the six months ended June 30, 2005.  We continue to provide an enhanced sales training course for all of our salespeople with a focus on local revenue sales.  These efforts continued throughout 2005 and additional training is scheduled for the remainder of 2006.

National Revenues.  Historically, our revenues from national advertisers have been trending downwards and our national revenues were down in the second quarter 2006 compared to the same period last year.  However, based on the current pace of our national sales, we expect the trend to modify in the third quarter 2006 and a key driver of this modification is our revenues from national automobile advertisers, which we expect to be higher than third quarter 2005 levels.

Other Revenues.   Our other revenues consist primarily of revenues from retransmission agreements with cable and satellite providers, network compensation, production revenues, internet revenues and revenues from our outsourcing agreements.  Compared to the same period in 2005, other revenues increased $3.1 million during the second quarter 2006 and $4.8 million during the six months ended June 30, 2006 which is primarily related to increased retransmission revenues.  Although we expect our other revenues in the third quarter 2006 to exceed other revenues from the third quarter 2005 excluding a $2.9 million one-time adjustment to previously estimated retransmission revenue recorded in the third quarter 2005, we expect this increase to be smaller than what we have experienced in the first two quarters of 2006.  The driver of the increases in other revenues has been from revenues related to our retransmission agreements; and our larger retransmission agreements began in the third quarter 2005.  Therefore, the increases we expect to realize from retransmission revenues will primarily be related to retransmission agreements that began during 2006.

The following table presents our significant expense categories for the three and six months ended June 30, 2006 and 2005 (in millions):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2006	2005	Percent Change	2006	2005	Percent Change

Station production expenses	$37.0	$39.1	(5.4)%	$75.2	$77.0	(2.3)%
Station selling, general and administrative expenses	$34.6	$34.4	0.6%	$68.7	$69.2	(0.7)%
Amortization of program contract costs and net realizable value adjustments	$22.7	$16.4	38.4%	$41.3	$33.5	23.3%
Depreciation of property and equipment	$12.7	$13.1	(3.1)%	$25.0	$26.2	(4.6)%
Corporate general and administrative expenses	$6.2	$4.6	34.8%	$12.0	$10.1	18.8%
Amortization of definite-lived intangible assets and other assets	$4.4	$4.5	(2.2)%	$8.8	$9.1	(3.3)%
Interest expense (a)	$28.6	$28.9	(1.0)%	$58.3	$57.8	0.9%
Unrealized gain from derivative instruments	$—	$2.8	(100.0)%	$2.9	$11.7	(75.2)%
Income (loss) from equity and cost investees	$—	$(1.6)	100.0%	$6.1	$(0.4)	1,625.0%
Income tax provision (a)	$8.5	$8.3	2.4%	$15.1	$13.7	10.2%

(a)    Amounts for 2005 were restated. See Note 1. Summary of Significant Accounting Policies, in the notes to our Unaudited Consolidated Financial Statements, for additional information.

Station Production Expenses.   Station production expenses decreased during the second quarter 2006 compared to the same period in 2005 as a result of decreases in news expenses of $1.8 million related to the shutdown of News Central at several stations in first quarter 2006, costs related to LMAs and outsourcing agreements of $0.7 million, programming of $0.6 million and miscellaneous expenses of $0.1 million.  These decreases were offset by increases in promotion of $0.4 million, rating service fees of $0.3 million, engineering of $0.3 million and production expenses of $0.1 million.

Station production expenses for the six months ended June 30, 2006 decreased compared to the same period in 2005.  Similar to the quarter, for the six months ended June 30, 2006, we experienced a decrease in costs related to LMAs and outsourcing agreements of $0.7 million, promotion of $0.7 million, programming of $0.7 million, news of $0.6 million related to the shutdown of News Central at several stations in first quarter 2006 and other miscellaneous expenses of $0.1 million.  These decreases were offset by increases in rating service fees of $0.5 million, engineering of $0.3 million and production expense of $0.2 million.

Station Selling, General and Administrative Expenses.   Station selling, general and administrative expenses increased slightly during the second quarter 2006 compared to same period in 2005 as a result of increases in health care costs of $0.2 million, severance costs of $0.1 million and miscellaneous expenses of $0.2 million.  These increases were offset by a decrease of software costs of $0.3 million.

Station selling, general and administrative expense for the six months ended June 30, 2006, decreased compared to the same period in 2005 as a result of decreases in sales expenses related to direct mailers of $1.2 million and a decrease of software costs of $0.6 million.  These decreases were offset by increases in local and national sales representatives’ commissions of $0.2 million, health care costs of $0.5 million, management bonuses of $0.3 million, severance costs of $0.1 million and miscellaneous expenses of $0.2 million.

Amortization of Program Contract Costs.   The amortization of program contract costs increased during the second quarter and six months ended June 2006 compared to the same periods in 2005 primarily due to significant program additions in the first and second quarter of 2006. We expect program contract amortization to be approximately $24.2 million in third quarter 2006 and $91.0 million for the year.

Depreciation of Property and Equipment.  Depreciation of property and equipment decreased in the second quarter 2006 and for the six months ended June 30, 2006 when compared to the same periods in 2005 due primarily to a $1.1 million impairment of certain capitalized software costs that became obsolete as a result of our conversion to a new revenue and billing system during second quarter 2005.  We expect depreciation on property and equipment to be approximately $10.9 million in third quarter 2006 and $46.9 million for the year.

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

Corporate general and administrative expenses increased during the second quarter 2006 compared to the same period in 2005 primarily as a result of $0.6 million related to the shutdown of News Central at several stations in first quarter 2006.  Costs from those stations are now allocated to corporate general and administrative expenses instead of station production expenses.  Additionally, we incurred higher health care costs of $0.5 million, salary expense of $0.3 million, bonus expense of $0.2 million, restricted and unrestricted stock costs of $0.1 million and audit and accounting fees of $0.1 million  These increases were offset by a decrease in legal fees of $0.2 million.  We expect corporate general and administrative expenses to decrease to approximately $6.1 million in third quarter 2006 and to be $24.1 million for the year.

Corporate general and administrative expense for the six months ended June 30, 2006 increased compared to the same period in 2005 as a result of increases in salary expense of $0.5 million, $0.6 million related to the shutdown of News Central at several stations in first quarter 2006, health care costs of $0.5 million, bonus expense of $0.3 million, consulting fees of $0.1 million, restricted and unrestricted stock costs of $0.1 million and miscellaneous expenses of $0.2 million.  These increases were offset by decreases in audit and accounting fees of $0.2 million and legal fees of $0.2 million.

Amortization of Definite-lived Intangible Assets and Other Assets.  The amortization of definite-lived intangibles has trended slightly downward since 2003 and we expect this trend to continue on an annual basis going forward assuming no additional assets are acquired or impaired.  Amortization is decreasing slightly over time because a portion of our intangible assets becomes fully amortized each year.  We expect amortization to be approximately $4.4 million in the third quarter 2006 and $17.5 million for the year.

Interest Expense.  Interest expense presented in the financial statements is related to continuing operations.  Interest expense decreased during the second quarter 2006 compared to the same period in 2005, as restated, as a result of the expiration of two interest rate swap agreements and the repurchase of 8% Senior Subordinated Notes, due 2012.  This decrease was offset by an increase from the accretion of a debt discount due to the exchange of our Series D Convertible Exchangeable Preferred Stock for Convertible Debentures in the second quarter of 2005 and interest expense related to amended state income tax returns.  We expect interest expense, net of interest income, to decrease to approximately $28.4 million in the third quarter 2006.

Interest expense for the six months ended June 30, 2006 increased compared to the same period in 2005, as restated, from the accretion of a debt discount as a result of the exchange of our Series D Convertible Exchangeable Preferred Stock for Convertible Debentures in the second quarter of 2005, as restated.  This increase was offset by a decrease due to the expiration of two interest rate swap agreements and the decrease of interest related to derivative instruments.

Unrealized Gain from Derivative Instruments.  We record gains and losses related to certain of our derivative instruments.  We entered into these instruments prior to implementing the Financial Accounting Standards Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities and due to the way they were structured, they did not qualify as effective hedges (as that term is defined in the accounting guidance).  Generally, when derivative instruments are not effective, the change in the fair value of the instruments is recorded in the statement of earnings for each respective period.  The fair value of our derivative instruments is primarily based on the anticipated future interest rate curves at the end of each period.  During the second quarter 2006, these instruments expired and in the future, assuming no changes to our portfolio of derivative instruments, we will not record gains or losses related to our derivatives in our consolidated statements of operations.

Income from Equity and Cost Investees. For the six months ended June 30, 2006, we recorded $6.8 million of income from Allegiance Capital LP, $6.2 million more than the $0.6 million recorded for the six months ended June 30, 2005.  This increase was a result of the sale and initial public offering of certain of Allegiance’s portfolio companies during first quarter 2006.  There were other miscellaneous increases in other investments.  We cannot predict when other exit events such as these will occur in the future.

Income Tax Provision.  The income tax provision from continuing operations increased as a result of an increase in the effective tax rate.  The effective tax rate for the second quarter 2006 was 44.1% as compared to 35.1% during the same period in 2005, as restated.  The effective tax rate for the second quarter 2005, as restated, included a benefit related to a tax-deductible permanent item that was not included in the second quarter 2006.  Additionally, the rate for 2006 included the effect of a higher valuation allowance on state net operating losses than for 2005, as restated, which was partially offset by the effect of a net deferred tax benefit related to a Texas law change that occurred on May 18, 2006, discussed below, and was fully recognized as a discrete item in the second quarter 2006.

On May 18, 2006, the Governor of the state of Texas signed into law House Bill 3.  This bill revises the existing franchise tax by changing the tax base, lowering the rate and extending coverage to all active businesses receiving state law liability protection.  Changes made by the new tax law are effective for 2007 franchise tax reports originally due on or after January 1, 2008.  As a result, we recorded a deferred tax benefit of $1.5 million in continuing operations to reflect an adjustment to our net deferred tax liabilities stemming from this tax law change.

Other Operating Divisions’ Revenue and Expense

During the second quarter 2006, the other operating divisions’ revenue that related to G1440 Holdings, Inc. (G1440), our software development and consulting company, increased by $0.4 million to $2.2 million or 22.2%, from $1.8 million for the same period last year.  G1440’s operating expenses increased by $0.3 million to $2.2 million or 15.8%, from $1.9 million for the same period last year.  Other operating divisions’ revenue related to Acrodyne Communications, Inc. (Acrodyne) increased by $1.8 million to $5.5 million or 48.6%, from $3.7 million for the same period last year.  Acrodyne’s operating expenses increased by $2.2 million to $5.6 million or 64.7%, from $3.4 million for the same period last year.

During the six months ended June 30, 2006, the other operating divisions’ revenue that related to G1440, increased by $0.6 million to $4.4 million or 15.8%, from $3.8 million for the same period last year.  G1440’s operating expenses increased by $0.6 million to $4.4 million or 15.8%, from $3.8 million for the same period last year.  Other operating divisions’ revenue related to Acrodyne increased by $0.4 million to $7.1 million or 6.0%, from $6.7 million for the same period last year.  Acrodyne’s operating expenses increased by $0.8 million to $7.3 million or 12.3%, from $6.5 million for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash provided by operations and availability under our Bank Credit Agreement, as amended and restated on May 12, 2005 (the Bank Credit Agreement).  The Bank Credit Agreement, as in effect on June 30, 2006 includes a Term Loan A Facility (the Term Loan) of $100.0 million and a Revolving Credit Facility (the Revolver) of $175.0 million maturing on December 31, 2011 and June 30, 2011, respectively.  As of June 30, 2006, we had $7.6 million in cash balances and working capital of approximately $19.1 million.  We anticipate that cash flow from our operations and the Revolver will be sufficient to continue paying dividends under our current policy (See financing activities for further discussion) and to satisfy our debt service obligations, capital expenditure requirements and working capital needs for the next year.  As of June 30, 2006, we had borrowed $100.0 million under our Term Loan and $7.0 million under our Revolver.  Our ability to draw on our Revolver is based on pro forma trailing cash flow levels as defined in our Bank Credit Agreement.  As of June 30, 2006, $168.0 million of current borrowing capacity was available under our Revolver.  As of June 30, 2006, we had $350.0 million of availability under our universal shelf registration statement with the Securities and Exchange Commission, which expires on November 30, 2008.

Bond Repurchases

During the first quarter of 2006 we repurchased in the open market, $8.6 million in face value of our 6% Convertible Debentures, due 2012 and $8.0 million in face value of our 8% Senior Subordinated Notes, due 2012.  During the second quarter of 2006 we repurchased, in the open market, an additional $13.9 million in face value of our 8% Senior Subordinated Notes, due 2012.  We expect to continue to monitor the trading of our notes in the open market and when it makes financial sense, we may repurchase additional amounts from time to time.  We also consider the options available to us regarding the redemption of our various notes outstanding.  A summary of the early redemption features for certain of our notes follows:

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

•                  6.0% Convertible Debentures, due 2012:  We may redeem all of these notes on or after September 15, 2005 at a redemption premium of 1.2%, September 15, 2006 at a redemption premium of 0.6% and reducing to 0.0% on or after September 15, 2007.

•                  4.875% Convertible Senior Subordinated Notes, due 2018:  We may redeem all of these notes on or after January 15, 2011 at a redemption premium as outlined in the prospectus.

Sources and Uses of Cash

The following table sets forth our cash flows for the three and six months ended June 30, 2006 and 2005 (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Net cash flows from operating activities	$36.3	$25.0	$59.8	$47.9

Cash flows from (used in) investing activities:
Acquisition of property and equipment	$(4.8)	$(5.1)	$(9.5)	$(8.7)
Payments for acquisition of television stations	—	(8.3)	(1.7)	(8.3)
Proceeds from the sale of broadcast assets related to discontinued operations	—	289.4	1.4	289.4
Proceeds from the sale of assets	—	—	1.4	—
Other	(0.1)	0.6	(0.2)	0.2
Net cash flows (used in) from investing activities	$(4.9)	$276.6	$(8.6)	$272.6

Cash flows from (used in) financing activities:
Proceeds from notes payable, commercial bank financing and capital leases	$20.0	$16.5	$69.0	$16.5
Repayments of notes payable, commercial bank financing and capital leases	(38.3)	(324.7)	(99.4)	(327.2)
Dividends paid on Series D Convertible Exchangeable Preferred Stock	—	(2.5)	—	(5.0)
Dividends paid on Class A and Class B Common Stock	(8.5)	(4.3)	(17.0)	(6.4)
Payments for derivative terminations	(3.8)	—	(3.8)	—
Other	(1.0)	(3.2)	(2.0)	(4.2)
Net cash flows used in financing activities	$(31.6)	$(318.2)	$(53.2)	$(326.3)

Operating Activities

Net cash flows from operating activities were $11.3 million higher in the second quarter 2006 compared to the second quarter 2005.  During the second quarter 2006, cash receipts from customers, net of cash payments to vendors for operating expenses and other working capital cash activities were $7.0 million higher compared to the second quarter 2005.  Additionally, we paid $4.0 million less in program payments, $2.5 million less in interest payments and received $1.4 million more in tax refunds in the second quarter 2006.  These amounts were offset by the $2.8 million in operating cash flows from stations we owned during the second quarter 2005 but which were sold prior to the second quarter 2006 and a reduction in distributions from equity investees of $0.8 million.

Net cash flows from operating activities were $11.9 million higher for the six months ended June 30, 2006 compared to the same period in 2005.  During the first two quarters of 2006, cash receipts from customers, net of cash payments to vendors for operating expenses and other working capital cash activities were $7.4 million higher compared to the first two quarters of 2005.  Additionally, we paid $4.4 million less in program payments, $5.8 million less in interest payments and we received $5.2 million more in distributions from equity investees in the first two quarters of 2006.  These amounts were offset by $8.6 million in operating cash flows from stations we owned during the first two quarters of 2005 but which were sold prior to 2006; and by an increase in tax payments of $2.3 million in the first two quarters of 2006.

In the third quarter 2006, we expect to make $19.3 million in program payments, which will continue the trend of reduced programming payments in 2006 compared to 2005.  This trend is a result of our efforts to secure programming at values that are less than what we have historically paid, and we expect the trend to continue for the rest of the year.  Additionally, we expect the trend of reduced interest payments to continue for the rest of the year due to the fact that we have reduced our level of debt through repurchases in the open market.  However, we can not predict when, or if, we may receive distributions in the future from equity investees similar to what was received during the first quarter 2006.

Investing Activities

Net cash flows from investing activities were significantly different in the second quarter 2006 compared to the second quarter 2005.  The primary driver of this difference relates to proceeds from the sale of television stations, net of cash paid for the acquisition of stations during the second quarter 2005.  Capital expenditures were $0.3 million lower in the second quarter

2006 compared to the same period in 2005.

Net cash flows from investing activities were also significantly different for the six months ended June 30, 2006 compared to the same period in 2005 because of proceeds from the sale of television stations, net of cash paid for the acquisition of stations during the second quarter 2005.  Capital expenditures were $0.8 million higher during the first two quarters of 2006 compared to the same period in 2005.

For the remainder of 2006, we anticipate incurring approximately $19.0 million of capital expenditures for station maintenance, equipment replacement and consolidation of building and tower needs in our various markets.  We expect to fund such capital expenditures with cash generated from operating activities and borrowings under our Bank Credit Agreement or an issuance of debt securities.

Financing Activities

Net cash flows from financing activities were significantly different in the second quarter 2006 compared to the second quarter 2005 because we utilized the cash from the sale of television stations to repay debt during second quarter 2005.  Dividend payments on our common stock were $4.2 million higher in the second quarter 2006 compared to the same period in 2005 because our dividend rate increased to 10 cents per share from 7.5 cents per share in the second quarter 2005.

Net cash flows from financing activities were significantly different for the six months ended June 30, 2006 compared to the same period in 2005 because we utilized the cash from the sale of television stations to repay debt during second quarter 2005.  Dividend payments on our common stock were $10.6 million higher for the first two quarters of 2006 compared to the same period in 2005 because our dividend rate increased to 20 cents per share from 12.5 cents per share for the first two quarters of 2005.

On August 2, 2006, we announced that our Board of Directors approved an increase to our quarterly dividend to 12.5 cents per share from 10.0 cents per share.  We expect to pay this dividend rate beginning in the fourth quarter 2006 and in each future quarter and we plan to fund these dividends with cash generated from operating activities and borrowings under our Bank Credit Agreement.

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

CONTRACTUAL CASH OBLIGATIONS

During the six months ended June 30, 2006 we repurchased, in the open market, $21.9 million in face value of our 8% Senior Subordinated Notes, due 2012 and $8.6 million in face value of our 6% Convertible Debentures, due 2012.

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

Interest Rate and Fair Market Value Risks

On April 20, 2006, we terminated two of our derivative instruments with a cash payment of $3.8 million, the aggregate fair value of the derivative liabilities on that date.  These swap agreements were accounted for as fair value hedges in accordance with SFAS 133 and changes in their fair market values were reflected as adjustments to the carrying value of the underlying debt that was being hedged.  Therefore, on the termination date, the carrying value of the underlying debt was adjusted to reflect the $3.8 million payment and that amount will be treated as a discount on the underlying debt that was being hedged and amortized over its remaining life, in accordance with SFAS 133.

On June 5, 2006, two of our derivative instruments expired.  These expired swap agreements did not qualify for hedge accounting treatment under SFAS 133 and, therefore, the changes in their fair market values were reflected in historical earnings as an unrealized gain from derivative instruments through the expiration date.  For the three months ended June 30, 2006 and 2005, we recorded a change in an unrealized gain related to these instruments of less than $0.1 million and $2.8 million, respectively.  For the six months ended June 30, 2006 and 2005, we recorded $2.9 million and $11.7 million, respectively.

As of June 30, 2006, we had two remaining derivative instruments.  These swap agreements are accounted for as fair value hedges in accordance with SFAS 133 and, therefore, any changes in their fair market value are reflected as adjustments to the carrying value of the underlying debt being hedged.  The notional amount of these swap agreements is $300.0 million and they expire on March 12, 2012.  The interest we pay is floating based on the three-month London Interbank Offered Rate (LIBOR) plus 2.28% and the interest we receive is at 8%.  The fair market value of these agreements is estimated by obtaining quotations from the international financial institution party to the contract.  This fair value is an estimate of the net amount that we would pay on June 30, 2006 if we cancelled the contracts or transferred them to other parties.  This amount was a net liability of $4.2 million on June 30, 2006 compared to a net asset of $1.0 million on June 30, 2005.

To determine the sensitivity of these derivative instruments to changes in interest rates, we also obtain quotations from the party to the contract that estimate the pro forma fair market value of the instruments on June 30, 2006 if current interest rates were higher by 1% or lower by 1%.  As of June 30, 2006, the fair market value of these instruments would be a liability of $15.3 million if interest rates were 1% higher and an asset of $6.2 million if interest rates were 1% lower than current rates.

During May 2003, we completed an issuance of $150.0 million aggregate principal amount of 4.875% Convertible Senior Notes, due 2018.  Under certain circumstances, we will pay contingent cash interest to the holders of the convertible notes commencing on January 15, 2011.  This contingent cash interest feature is an embedded derivative which had a negligible fair value as of June 30, 2006.

We are also exposed to risk from a change in interest rates to the extent we are required to refinance existing fixed rate indebtedness at rates higher than those prevailing at the time the existing indebtedness was incurred.  As of June 30, 2006, we had senior subordinated notes totaling $307.4 million and $620.1 million, convertible debentures totaling $153.2 million and convertible senior subordinated notes totaling $150.0 million expiring in the years 2011, 2012, 2012 and 2018, respectively.  Based on the quoted market price, the fair value of the notes and debentures was $1.2 billion as of June 30, 2006.  Generally, the fair market value of the notes will decrease as interest rates rise and increase as interest rates fall.  We estimate that a 1.0% increase from prevailing interest rates would result in a decrease in fair value of the notes and debentures by $59.8 million as of June 30, 2006.  The estimates related to the increase or decrease of interest rates are based on assumptions for forecasted future interest rates.

The fair value of the notes and debentures was $1.2 billion as of December 31, 2005 and at that time we estimated that a 1.0% increase in prevailing interest rates would have resulted in a decrease of $64.2 million in fair value.  This indicates that our exposure to risk from a change in interest rates has not materially changed since December 31, 2005.

ITEM 4.                    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2006.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of June 30, 2006, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during or subsequent to the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

ITEM 1A.           RISK FACTORS

The following sections entitled Network Affiliation Agreements and Changes in Rules on Local Marketing Agreements, represents an update to the section within Risk Factors contained in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2005.

Network Affiliation Agreements

As of June 30, 2006, of the 58 television stations that we own and operate, or to which we provide programming services or sales services, 56 currently are affiliated as follows: FOX (19 stations); WB (18 stations); ABC (10 stations); UPN (6 stations); CBS (2 stations) and NBC (1 station).  The remaining two stations are currently independent.  Beginning in September 2006, our 58 television stations will be affiliated as follows: FOX (19 stations); MyNetworkTV (17 stations); ABC (10 stations); The CW (9 stations); CBS (2 stations) and NBC (1 station).  We will no longer have independent stations.  The networks produce and distribute programming in exchange for each station’s commitment to air the programming at specified times and for commercial announcement time during programming.

On October 24, 2005, NBC informed us that they intend to terminate our affiliation with WTWC-TV in Tallahassee, Florida.  This notice is contractually required to avoid automatic renewal of the existing agreement which expires January 1, 2007.  NBC has stated it is willing to continue its affiliation with WTWC if revised terms and conditions can be agreed upon.  As of June 30, 2006, the net book value of this affiliation agreement was $2.2 million.  We continue to negotiate with NBC regarding our affiliation agreement.

On March 2, 2006, we entered into an agreement with Twentieth Television, Inc. to air MyNetworkTV primetime programming on 17 of our stations.  This agreement becomes effective on September 5, 2006 and expires on September 4, 2011.  We have not yet concluded as to whether this represents a network affiliation agreement for accounting purposes.  As of June 30, 2006, the net book value of the affiliation agreements related to our WB and UPN stations that will be airing MyNetworkTV programming was $6.1 million.

On May 1, 2006, we entered into an agreement with FOX to renew all of our FOX affiliation agreements.  These agreements expire on March 6, 2012.

On May 2, 2006, we entered into an affiliation agreement with The CW Television Network to air their programming on nine of our stations.  This agreement becomes effective on September 1, 2006 and expires on August 31, 2010.  As of June 30, 2006, the net book value of the affiliation agreements related to our WB stations that will be airing CW programming was $2.6 million.

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

In July 2006, as part of the FCC’s statutorily required, quadrennial review of its media ownership rules, the FCC released a Further Notice of Proposed Rule Making seeking comment on how to address the issues raised by the Third Circuit’s decision, among other things, remanding the local television ownership rule.  We cannot predict the outcome of that proceeding, which could significantly impact our business.

When the FCC decided to attribute LMAs for ownership purposes in 1999, it grandfathered our LMAs that were entered into prior to November 5, 1996, permitting the applicable stations to continue operations pursuant to the LMAs until the conclusion of the FCC’s 2004 biennial review.  The FCC stated it would conduct a case-by-case review of grandfathered LMAs and assess the appropriateness of extending the grandfathering periods.  Subsequently, the FCC invited comments as to whether, instead of beginning the review of the grandfathered LMAs in 2004, it should do so in 2006.  The FCC has not initiated any such review of grandfathered LMAs and we cannot predict when the FCC will do so in 2006.  The FCC did not initiate any review of grandfathered LMAs in 2004 and has not indicated it would do so as part of its 2006 quadrennial review.  We cannot predict when, or if, the FCC will conduct any such review of grandfathered LMAs.

ITEM 4.                    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of Sinclair Broadcast Group, Inc. was held on May 11, 2006.  At the meeting, three items, as set forth in the proxy statement dated April 7, 2006, were submitted to the shareholders for a vote.  In response to Proposal I, the shareholders elected all persons nominated for directors as set forth in our proxy statement dated April 7, 2006, for a term expiring May 11, 2007.  Approximately 95.2% of the eligible votes were cast.  The table below sets for the results of the voting for nominated directors:

Election of Directors	For	Against or Withheld
David D. Smith	398,275,672	11,701,214
Frederick G. Smith	398,253,197	11,723,689
J. Duncan Smith	398,252,225	11,724,661
Robert E. Smith	398,253,102	11,723,784
Basil A. Thomas	393,985,563	15,991,323
Lawrence E. McCanna	405,136,453	4,840,433
Daniel C. Keith	407,457,361	2,519,525
Martin R. Leader	407,458,361	2,518,525

In response to Proposal II, the shareholders ratified the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ended December 31, 2006.  The table below sets forth the results of the voting for Ernst & Young LLP:

For	Against	Abstain
409,654,447	316,233	6,206

In response to Proposal III, the shareholders voted to approve the amendment to the 1998 Employee Stock Purchase Plan to increase the number of shares of Class A Common Stock available for issuance by 1,200,000 shares.  The table below sets for the results of the voting for the amendment to the 1998 Employee Stock Purchase Plan:

For	Against	Abstain
401,793,071	549,565	8,717

7,625,533 shares were not voted.

ITEM 6.                    EXHIBITS

Exhibit Number	Description

10.1	Form of FOX Broadcasting Company Station Affiliation Agreement.

10.2	Form of Sinclair Broadcast Group, Inc. Restricted Stock Award Agreement.

10.3

2006 Base Salaries and Cash Bonuses for the Year Ended December 31, 2005 for the Named Executive Officers (Incorporated by reference from our Current Report on Form 8-K filed April 5, 2006 (File No. 0-26076)).

10.4

2006 Restricted Stock Awards for the Year Ended December 31, 2005 for the Named Executive Officers (Incorporated by reference from our Current Report on Form 8-K filed April 5, 2006 (File No. 0-26076)).

10.5*	Release and Settlement Agreement, dated as of May 2, 2006, by and between Sinclair Broadcast Group Inc., Bay Television Inc., The WB Television Network and UPN.

10.6	Bay TV Agreement, dated May 2, 2006, between Bay Television Inc. and Sinclair Broadcast Group, Inc.

31.1	Certification by David D. Smith, as Chairman and Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241)

31.2	Certification by David B. Amy, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241)

32.1	Certification by David D. Smith, as Chairman and Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C § 1350)

32.2	Certification by David B. Amy, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C § 1350)

*                    Portions of this agreement have been redacted pursuant to a request for confidential treatment submitted to the SEC August 14, 2006.  We have filed the redacted material separately with the SEC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on the 14th day of August 2006.

SINCLAIR BROADCAST GROUP, INC.

By:	/s/ David R. Bochenek
David R. Bochenek
Vice President/Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1	Form of FOX Broadcasting Company Station Affiliation Agreement.

10.2	Form of Sinclair Broadcast Group, Inc. Restricted Stock Award Agreement.

10.3

2006 Base Salaries and Cash Bonuses for the Year Ended December 31, 2005 for the Named Executive Officers (Incorporated by reference from our Current Report on Form 8-K filed April 5, 2006 (File No. 0-26076)).

10.4

2006 Restricted Stock Awards for the Year Ended December 31, 2005 for the Named Executive Officers (Incorporated by reference from our Current Report on Form 8-K filed April 5, 2006 (File No. 0-26076)).

10.5*	Release and Settlement Agreement, dated as of May 2, 2006, by and between Sinclair Broadcast Group, Inc., Bay Television Inc., The WB Television Network and UPN.

10.6	Bay TV Agreement, dated May 2, 2006, between Bay Television Inc. and Sinclair Broadcast Group, Inc.

31.1	Certification by David D. Smith, as Chairman and Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241)

31.2	Certification by David B. Amy, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241)

32.1	Certification by David D. Smith, as Chairman and Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C § 1350)

32.2	Certification by David B. Amy, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C § 1350)

*                    Portions of this agreement have been redacted pursuant to a request for confidential treatment submitted to the SEC August 14, 2006.  We have filed the redacted material separately with the SEC.