Form 10-Q/A
period 2005-06-30
SINCLAIR BROADCAST GROUP INC
filed 2006-09-01
CIK 912752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

SINCLAIR BROADCAST GROUP, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2005

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, as originally filed with the SEC on August 9, 2005, to restate our financial statements and corresponding financial information for the three and six months ended June 30, 2005.

We are restating the financial statements and corresponding financial information due to an error made in the accounting treatment for the exchange of our Series D Convertible Exchangeable Preferred Stock (the Preferred Stock) into 6% Convertible Debentures, due 2012 (the Debentures) in June 2005. In previously reported consolidated financial statements, we accounted for this transaction as an exchange and our auditors concurred with this treatment. We now believe, and our auditors concur, that the most appropriate accounting guidance to apply to this exchange is EITF Topic D-42, “The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock,” and that the exchange should have been treated as a redemption for accounting purposes. Accordingly, we should have recorded the Debentures at fair value upon issuance and the excess of the carrying amount of the Preferred Stock over the fair value of the Debentures should have been added to net earnings to arrive at net earnings available to common shareholders. The difference in the carrying amount of the Preferred Stock and the fair value of the Debentures should have been recorded as a discount on the Debentures and amortized over the life of the Debentures using the effective interest method. Additionally, in calculating and accounting for the carrying amount of the Preferred Stock, all of the issuance costs of the Preferred Stock should have been charged directly to accumulated deficit rather than a portion of these costs recorded as “unamortized costs relating to securities issuances” and amortized over the remaining term of the Debentures. For additional information regarding our accounting treatment, see Note 1. Summary of Significant Accounting Policies, in the Notes to our Unaudited Consolidated Financial Statements.

In addition, we have revised Item 4. Controls and Procedures to discuss the facts and circumstances surrounding the restatement and to disclose the effect of the restatement on the adequacy of our disclosure controls and procedures as of June 30, 2005.

This Amendment No. 1 continues to speak as of the date of the original Form 10-Q for the three and six months ended June 30, 2005 and we have not updated or amended the disclosures contained herein to reflect events that have occurred since the filing of the original Form 10-Q, or modified or updated those disclosures in any way other than as described in the preceding paragraphs. Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the SEC subsequent to the filing of the original Form 10-Q on August 9, 2005.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2005	December 31, 2004
	(Unaudited) (Restated-See Note 1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,646	$10,491
Accounts receivable, net of allowance for doubtful accounts of $4,682 and $4,518, respectively	130,780	132,062
Current portion of program contract costs	28,831	48,805
Income taxes receivable	—	624
Prepaid expenses and other current assets	18,284	17,509
Deferred barter costs	2,751	2,173
Assets held for sale	15,392	103,523
Deferred tax assets	21,500	20,354
Total current assets	222,184	335,541

PROGRAM CONTRACT COSTS, less current portion	16,191	26,951
LOANS TO AFFILIATES	15	13
PROPERTY AND EQUIPMENT, net	319,874	336,538
GOODWILL, net	1,047,958	1,041,452
BROADCAST LICENSES, net	409,620	405,416
DEFINITE-LIVED INTANGIBLE ASSETS, net	231,249	237,324
OTHER ASSETS	79,451	82,428
Total assets	$2,326,542	$2,465,663

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,584	$7,056
Income taxes payable	44,277	—
Accrued liabilities	84,665	77,291
Current portion of notes payable, capital leases and commercial bank financing	33,744	43,737
Current portion of notes and capital leases payable to affiliates	5,434	5,209
Current portion of program contracts payable	87,524	112,471
Deferred barter revenues	3,118	2,655
Deferred gain on sale of broadcast assets	29,378	26,129
Liabilities held for sale	9,279	14,698
Total current liabilities	305,003	289,246
LONG-TERM LIABILITIES:
Notes payable, capital leases and commercial bank financing, less current portion	1,404,031	1,571,346
Notes and capital leases payable to affiliates, less current portion	16,847	19,323
Program contracts payable, less current portion	35,599	60,197
Deferred tax liabilities	258,738	216,937
Other long-term liabilities	65,616	80,796
Total liabilities	2,085,834	2,237,845

MINORITY INTEREST IN CONSOLIDATED ENTITIES	6,152	1,267

SHAREHOLDERS’ EQUITY:
Series D Preferred Stock, $0.01 par value, 3,450,000 shares authorized, 0 and 3,337,033 issued and outstanding, respectively	—	33
Class A Common Stock, $0.01 par value, 500,000,000 shares authorized, 46,329,516 and 46,018,574 shares issued and outstanding, respectively	463	460
Class B Common Stock, $0.01 par value, 140,000,000 shares authorized, 39,072,649 and 39,150,828 shares issued and outstanding, respectively; convertible into Class A Common Stock	390	391
Additional paid-in capital	592,733	752,130
Accumulated deficit	(359,030)	(526,463)
Total shareholders’ equity	234,556	226,551
Total liabilities and shareholders’ equity	$2,326,542	$2,465,663

The accompanying notes are an integral part of these unaudited consolidated statements.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Restated-See Note 1)		(Restated-See Note 1)
REVENUES:
Station broadcast revenues, net of agency commissions	$163,117	$166,396	$307,545	$312,226
Revenues realized from station barter arrangements	15,001	16,291	29,512	29,771
Other operating divisions’ revenues	5,515	3,930	10,436	7,934
Total revenues	183,633	186,617	347,493	349,931
OPERATING EXPENSES:
Station production expenses	38,829	38,671	76,684	77,399
Station selling, general and administrative expenses	34,209	36,870	68,905	71,377
Expenses recognized from station barter arrangements	13,884	15,028	27,289	27,528
Amortization of program contract costs and net realizable value adjustments	16,425	21,050	33,544	46,377
Stock-based compensation expense	440	419	658	914
Other operating divisions’ expenses	5,248	4,832	10,301	9,150
Depreciation and amortization of property and equipment	13,136	12,389	26,162	24,179
Corporate general and administrative expenses	4,595	5,343	9,981	10,935
Amortization of definite-lived intangible assets and other assets	4,527	4,667	9,054	9,334
Total operating expenses	131,293	139,269	262,578	277,193
Operating income	52,340	47,348	84,915	72,738
OTHER INCOME (EXPENSE):
Interest expense and amortization of debt discount and deferred financing costs	(28,866)	(30,867)	(57,837)	(61,686)
Interest income	108	46	229	117
Income (loss) from sale of assets	11	(14)	—	(33)
Loss from extinguishment of debt	(1,631)	(2,453)	(1,631)	(2,453)
Unrealized gain from derivative instruments	2,827	19,069	11,726	18,974
(Loss) income from equity and cost investees	(1,592)	858	(413)	3,379
Gain from insurance settlement	401	—	401	—
Other income	71	224	148	389
Total other expense	(28,671)	(13,137)	(47,377)	(41,313)
Income from continuing operations before income taxes	23,669	34,211	37,538	31,425
INCOME TAX PROVISION	(8,320)	(13,798)	(13,741)	(12,718)
Net income from continuing operations	15,349	20,413	23,797	18,707
DISCONTINUED OPERATIONS:
Income from discontinued operations, net of related income tax provision of $550, $1,500, $2,070 and $2,760, respectively	1,279	2,398	4,140	4,393
Gain from sale of discontinued operations, net of related income tax provision of $69,508	128,516	—	128,516	—
NET INCOME	145,144	22,811	156,453	23,100
PREFERRED STOCK DIVIDENDS	(2,502)	(2,587)	(5,004)	(5,175)
EXCESS OF PREFERRED STOCK CARRYING VALUE OVER REDEMPTION VALUE	26,201	—	26,201	—
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$168,843	$20,224	$177,650	$17,925

BASIC AND DILUTED EARNINGS PER SHARE:
Basic earnings per common share from continuing operations	$0.46	$0.21	$0.52	$0.16
Basic earnings per common share from discontinued operations	$1.52	$0.03	$1.56	$0.05
Basic earnings per common share	$1.98	$0.24	$2.08	$0.21
Diluted earnings per common share from continuing operations	$0.43	$0.19	$0.51	$0.16
Diluted earnings per common share from discontinued operations	$1.31	$0.03	$1.44	$0.05
Diluted earnings per common share	$1.74	$0.22	$1.95	$0.21
Weighted average common shares outstanding	85,395	85,630	85,315	85,946
Weighted average common and common equivalent shares outstanding	99,418	92,641	92,023	86,331
Dividends per common share	$0.075	$—	$0.125	$—

The accompanying notes are an integral part of these unaudited consolidated statements.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2005

(In thousands) (Unaudited)

	Series D Preferred Stock	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity

BALANCE, December 31, 2004	$33	$460	$391	$752,130	$(526,463)	$226,551
Dividends declared on common stock	—	—	—	—	(10,634)	(10,634)
Dividends on Series D Preferred Stock	—	—	—	—	(4,587)	(4,587)
Class A Common Stock issued pursuant to employee benefit plans and stock options exercised	—	2	—	1,915	—	1,917
Class B Common Stock converted into Class A Common Stock	—	1	(1)	—	—	—
Redemption of Series D Preferred Stock (a)	(33)	—	—	(161,317)	26,201	(135,149)
Amortization of deferred compensation	—	—	—	5	—	5
Net income(a)	—	—	—	—	156,453	156,453
BALANCE, June 30, 2005 (a)	$—	$463	$390	$592,733	$(359,030)	$234,556

The accompanying notes are an integral part of these unaudited consolidated statements.

(a)   Amounts for 2005 have been restated. See Note 1. Summary of Significant Accounting Policies, in the Notes to our Unaudited Consolidated Financial Statements, for additional information.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Six Months Ended June 30,
	2005	2004
	(Restated-See Note 1)
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$156,453	$23,100
Adjustments to reconcile net income to net cash flows from operating activities:
Amortization of (debt premium), net of debt discount	(416)	(541)
Depreciation and amortization of property and equipment	26,678	25,499
Recognition of deferred revenue	(2,471)	(2,464)
Accretion of capital leases	334	355
Loss (income) from equity and cost investees	413	(3,379)
Loss on sale of property	—	33
Gain on sale of broadcast assets related to discontinued operations	(198,205)	—
Amortization of deferred compensation	676	981
Unrealized gain from derivative instruments	(11,726)	(18,974)
Amortization of definite-lived intangible assets and other assets	9,080	9,610
Amortization of program contract costs and net realizable value adjustments	33,910	49,039
Amortization of deferred financing costs	1,354	1,527
Loss on extinguishment of debt, non-cash portion	1,079	1,285
Amortization of derivative instruments	270	829
Deferred tax provision related to operations	17,406	14,663
Deferred tax benefit related to deferred gain	(196)	—
Deferred tax provision related to sale of assets from discontinued operations	22,868	—
Net effect of change in deferred barter revenues and deferred barter costs	(156)	(200)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
(Increase) decrease in minority interest	(315)	194
Increase in accounts receivables, net	(3,360)	(1,892)
Decrease in taxes receivable	624	1,813
Increase in prepaid expenses and other current assets	(1,298)	(2,344)
Decrease in other long term assets	5,295	276
Increase (decrease) in accounts payable and accrued liabilities	1,152	(242)
Increase in income taxes payable	44,289	—
Decrease in other long-term liabilities	(1,123)	(1,103)
Dividends and distributions from equity and cost investees	1,000	1,037
Payments on program contracts	(55,688)	(56,449)
Net cash flows from operating activities	47,927	42,653
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(8,667)	(25,716)
Payment for acquisition of television station	(8,250)	—
Consolidation of variable interest entity	—	239
Contributions in equity investments	(367)	(3,843)
Proceeds from the sale of property	33	17
Proceeds from the sale of broadcast assets related to discontinued operations	289,419	—
Proceeds from insurance settlement	401	—
Loans to affiliates	(64)	(585)
Proceeds from loans to affiliates	62	2,008
Net cash flows from (used in) investing activities	272,567	(27,880)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Repayments of notes payable, commercial bank financing and capital leases	(327,222)	(491,400)
Proceeds from commercial bank financing and notes payable	16,500	469,000
Proceeds from exercise of stock options	18	1,152
Payments for deferred financing costs	(1,913)	(805)
Dividends paid on Series D Convertible Preferred Stock	(5,004)	(5,175)
Dividends paid on Class A Common Stock	(6,398)	—
Repurchase of Series D Convertible Preferred Stock	—	(2,712)
Repurchase of Class A Common Stock	—	(3,934)
Repayments of notes and capital leases to affiliates	(2,320)	(2,250)
Net cash flows used in financing activities	(326,339)	(36,124)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,845)	(21,351)
CASH AND CASH EQUIVALENTS, beginning of period	10,491	28,730
CASH AND CASH EQUIVALENTS, end of period	$4,646	$7,379

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

Restatement

On August 11, 2006, the Audit Committee of our Board of Directors determined that our financial statements for the quarters ended June 30, 2005, September 30, 2005, and March 31, 2006 and for the year ended December 31, 2005 should be restated. The restated financial statements result from an error made in the accounting treatment for the exchange of our Series D Convertible Exchangeable Preferred Stock (the Preferred Stock) into 6% Convertible Debentures, due 2012 (the Debentures) in June 2005. In previously reported consolidated financial statements, we accounted for this transaction as an exchange and our auditors concurred with this treatment. We now believe, and our auditors concur, that the most appropriate accounting guidance to apply to this exchange is EITF Topic D-42, “The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock,” and that the exchange should have been treated as a redemption for accounting purposes. Accordingly, we should have recorded the Debentures at fair value upon issuance and the excess of the carrying amount of the Preferred Stock over the fair value of the Debentures should have been added to net earnings to arrive at net earnings available to common shareholders. The difference in the carrying amount of the Preferred Stock and the fair value of the Debentures should have been recorded as a discount on the Debentures and amortized over the life of the Debentures using the effective interest method. Additionally, in calculating and accounting for the carrying amount of the Preferred Stock, all of the issuance costs of the Preferred Stock should have been charged directly to accumulated deficit rather than a portion of these costs recorded as “unamortized costs relating to securities issuances” and amortized over the remaining term of the Debentures.

A summary of the aggregate effect of these restatements on our unaudited consolidated balance sheet is shown below (in thousands):

	As of June 30, 2005
	As Reported	Adjustment	As Restated

Total current assets	$222,184	$—	$222,184
Total long-term assets	2,106,977	(2,619)	2,104,358
Total assets	$2,329,161	$(2,619)	$2,326,542

Total current liabilities	$305,003	$—	$305,003
Notes payable, capital leases and commercial bank financing, less current portion	1,435,609	(31,578)	1,404,031
Notes payable and capital leases to affiliates, less current portion	16,847	—	16,847
Deferred tax liabilities	258,866	(128)	258,738
Other long-term liabilities	101,215	—	101,215
Total liabilities	2,117,540	(31,706)	2,085,834

Minority interest in consolidated entities	6,152	—	6,152

Class A and Class B Common Stock	853	—	853
Additional paid-in capital	589,851	2,882	592,733
Accumulated deficit	(385,235)	26,205	(359,030)
Total shareholders’ equity	205,469	29,087	234,556
Total liabilities and shareholders’ equity	$2,329,161	$(2,619)	$2,326,542

A summary of the aggregate effect of this correction on our unaudited consolidated statements of operations for the three and six months ended June 30, 2005 is shown below (in thousands, except per share data):

	Three Months Ended June 30, 2005			Six Months Ended June 30, 2005
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated

Total revenues	$183,633	$—	$183,633	$347,493	$—	$347,493
Total operating expenses	131,293	—	131,293	262,578	—	262,578
Operating income	52,340	—	52,340	84,915	—	84,915
Interest expense and amortization of debt discount and deferred financing costs	(28,742)	(124)	(28,866)	(57,713)	(124)	(57,837)
Other income, net	195	—	195	10,460	—	10,460
Total other expense	(28,547)	(124)	(28,671)	(47,253)	(124)	(47,377)
Income from continuing operations before income taxes	23,793	(124)	23,669	37,662	(124)	37,538
Income tax (provision) benefit	(8,448)	128	(8,320)	(13,869)	128	(13,741)
Income from continuing operations	15,345	4	15,349	23,793	4	23,797
Income and gain related to discontinued operations, net of taxes	129,795	—	129,795	132,656	—	132,656
Net income	145,140	4	145,144	156,449	4	156,453
Preferred stock dividends	(2,502)	—	(2,502)	(5,004)	—	(5,004)
Excess of preferred stock carrying value over redemption value	—	26,201	26,201	—	26,201	26,201
Net income available to common shareholders	$142,638	$26,205	$168,843	$151,445	$26,205	$177,650
Basic and diluted earnings per common share:
Basic earnings per common share from continuing operations	$0.15	$0.31	$0.46	$0.22	$0.30	$0.52
Basic earnings per common share from discontinued operations	$1.52	$—	$1.52	$1.56	$—	$1.56
Basic earnings per common share	$1.67	$0.31	$1.98	$1.78	$0.30	$2.08
Diluted earnings per common share from continuing operations	$0.15	$0.28	$0.43	$0.22	$0.29	$0.51
Diluted earnings (loss) per common share from discontinued operations	$1.52	$(0.21)	$1.31	$1.56	$(0.12)	$1.44
Diluted earnings per common share	$1.67	$0.07	$1.74	$1.78	$0.17	$1.95
Weighted average common shares outstanding	85,395	—	85,395	85,315	—	85,315
Weighted average common and common equivalent shares outstanding	85,399	14,019	99,418	85,318	6,705	92,023

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

Interim Financial Statements

The consolidated financial statements for the three and six months ended June 30, 2005 and 2004 are unaudited.  In the opinion of management, such financial statements have been presented on the same basis as the annual consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the consolidated financial position, consolidated results of operations and consolidated cash flows for these periods.

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

Had compensation expense related to our grants for stock-based compensation plans been determined consistent with SFAS 123, our net income available to common shareholders for the three and six months ended June 30, 2005 and 2004 would approximate the pro forma amounts below (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Restated-See Note 1)		(Restated-See Note 1)
Net income available to common shareholders	$168,843	$20,224	$177,650	$17,925
Add: Employee compensation expense for stock options included in reported net income, net of income taxes	440	419	658	914
Less: Total employee compensation expense for stock options determined under fair value method, net of income taxes	(1,205)	(869)	(1,659)	(2,163)
Net income, pro forma	$168,078	$19,774	$176,649	$16,676

Earnings per share:
Basic — as reported	$1.98	$0.24	$2.08	$0.21
Diluted — as reported	$1.74	$0.22	$1.95	$0.21
Basic — pro forma	$1.97	$0.23	$2.07	$0.19
Diluted — pro forma	$1.73	$0.21	$1.94	$0.19

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

5.              EARNINGS PER SHARE:

The following table reconciles income (numerator) and shares (denominator) used in our computations of earnings (loss) per share for the three and six months ended June 30, 2005 and 2004 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Restated-See Note 1)		(Restated-See Note 1)
Income (Numerator)
Income from continuing operations	$15,349	$20,413	$23,797	$18,707
Income impact of assumed conversion of 4.875% Convertible Senior Subordinated Notes, due 2018, net of taxes	1,097	—	2,194	—
Income impact of assumed conversion of 6% Convertible Debentures, due 2012, net of taxes	2,752	—	—	—
Preferred stock dividends	(2,502)	(2,587)	(5,004)	(5,175)
Excess of preferred stock carrying value over redemption value	26,201	—	26,201	—
Numerator for diluted earnings per common share from continuing operations	42,897	17,826	47,188	13,532
Income from discontinued operations, including gain on sale of broadcast assets related to discontinued operations, net of taxes	129,795	2,398	132,656	4,393
Numerator for diluted earnings per common share	$172,692	$20,224	$179,844	$17,925

Shares (Denominator)
Weighted average common shares outstanding	85,395	85,630	85,315	85,946
Dilutive effect of outstanding stock options and restricted stock	4	306	3	385
Dilutive effect of 4.875% Convertible Senior Subordinated Notes, due 2018	6,705	6,705	6,705	—
Dilutive effect of 6% Convertible Debentures, due 2012	7,314	—	—	—
Weighted average common and common equivalent shares outstanding	99,418	92,641	92,023	86,331

We apply the treasury stock method to measure the dilutive effect of our outstanding stock options and include the respective common share equivalents in the denominator of the diluted EPS computation. For the six months ended June 30, 2004, our 4.875% Convertible Senior Subordinated Notes, due 2018, were anti-dilutive; therefore, they were not included in the computation of diluted EPS. For the six months ended June 30, 2005, our 6% Convertible Debentures, due 2012, were anti-dilutive; therefore, they were not included in the computation of diluted EPS. For the three and six months ended June 30, 2004, our Series D Convertible Exchangeable Preferred Stock, was anti-dilutive; therefore, they were not included in the computation of diluted EPS.

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

CONDENSED CONSOLIDATED BALANCE SHEET

AS OF JUNE 30, 2005

(In thousands) (Unaudited) (Restated-See Note 1)

		Guarantor Subsidiaries
	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Cash	$—	$3,386	$25	$1,235	$—	$4,646
Accounts receivable	276	123,639	1,195	5,670	—	130,780
Other current assets	622	67,046	432	3,266	—	71,366
Assets held for sale	—	15,392	—	—	—	15,392
Total current assets	898	209,463	1,652	10,171	—	222,184

Property and equipment, net	9,928	301,259	4,819	3,868	—	319,874

Investment in consolidated subsidiaries	485,483	—	—	—	(485,483)	—
Other long-term assets	42,221	47,960	266	7,757	(2,547)	95,657
Total other long-term assets	527,704	47,960	266	7,757	(488,030)	95,657

Acquired intangible assets	—	1,625,599	5,667	57,561	—	1,688,827

Total assets	$538,530	$2,184,281	$12,404	$79,357	$(488,030)	$2,326,542

Accounts payable and accrued liabilities	$9,135	$119,099	$465	$7,827	$—	$136,526
Current portion of long-term debt	2,643	3,035	—	33,500	—	39,178
Other current liabilities	—	117,924	1,176	920	—	120,020
Liabilities held for sale	—	9,279	—	—	—	9,279
Total current liabilities	11,778	249,337	1,641	42,247	—	305,003

Long-term debt	292,326	1,126,246	2,306	—	—	1,420,878
Other liabilities	(130)	357,509	657	10,616	(2,547)	366,105
Total liabilities	303,974	1,733,092	4,604	52,863	(2,547)	2,091,986

Common stock	853	—	—	—	—	853
Additional paid-in capital	592,733	591,794	18,760	69,442	(679,996)	592,733
Accumulated deficit	(359,030)	(140,605)	(10,960)	(42,948)	194,513	(359,030)
Total shareholders’ equity	234,556	451,189	7,800	26,494	(485,483)	234,556
Total liabilities and shareholders’ equity	$538,530	$2,184,281	$12,404	$79,357	$(488,030)	$2,326,542

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

(In thousands) (Unaudited) (Restated-See Note 1)

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

(In thousands) (Unaudited) (Restated-See Note 1)

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

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On August 11, 2006, the Audit Committee of our Board of Directors determined that our financial statements for the quarters ended June 30, 2005, September 30, 2005, and March 31, 2006 and for the year ended December 31, 2005 should be restated.  The restated financial statements result from an error made in the accounting treatment for the exchange of our Series D Convertible Exchangeable Preferred Stock (the Preferred Stock) into 6% Convertible Debentures, due 2012 (the Debentures) in June 2005.  In previously reported consolidated financial statements, we accounted for this transaction as an exchange and our auditors concurred with this treatment. We now believe, and our auditors concur, that the most appropriate accounting guidance to apply to this exchange is EITF Topic D-42, “The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock,” and that the exchange should have been treated as a redemption for accounting purposes.  Accordingly, we should have recorded the Debentures at fair value upon issuance and the excess of the carrying amount of the Preferred Stock over the fair value of the Debentures should have been added to net earnings to arrive at net earnings available to common shareholders.  The difference in the carrying amount of the Preferred Stock and the fair value of the Debentures should have been recorded as a discount on the Debentures and amortized over the life of the Debentures using the effective interest method.  Additionally, in calculating and accounting for the carrying amount of the Preferred Stock, all of the issuance costs of the Preferred Stock should have been charged directly to accumulated deficit rather than a portion of these costs recorded as “unamortized costs relating to securities issuances” and amortized over the remaining term of the Debentures.  For additional information regarding our accounting treatment, see Note 1. Summary of Significant Accounting Policies, in the Notes to our Unaudited Consolidated Financial Statements.

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

The following table sets forth certain operating data for the three and six months ended June 30, 2005 and 2004:

STATEMENT OF OPERATIONS DATA
(In thousands, except per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005(a)	2004	2005(a)	2004
Statement of Operations Data:
Net broadcast revenues (b)	$163,117	$166,396	$307,545	$312,226
Revenues realized from station barter arrangements	15,001	16,291	29,512	29,771
Other operating divisions’ revenues	5,515	3,930	10,436	7,934
Total revenues	183,633	186,617	347,493	349,931

Station production expenses	38,829	38,671	76,684	77,399
Station selling, general and administrative expenses	34,209	36,870	68,905	71,377
Expenses recognized from station barter arrangements	13,884	15,028	27,289	27,528
Depreciation and amortization expenses (c)	17,663	17,056	35,216	33,513
Amortization of program contracts costs and net realizable value adjustments	16,425	21,050	33,544	46,377
Stock-based compensation expense	440	419	658	914
Other operating divisions’ expenses	5,248	4,832	10,301	9,150
Corporate general and administrative expenses	4,595	5,343	9,981	10,935
Operating income	52,340	47,348	84,915	72,738

Interest expense (d)	(28,866)	(30,867)	(57,837)	(61,686)
Interest income	108	46	229	117
Income (loss) from sale of assets	11	(14)	—	(33)
Loss from extinguishment of debt	(1,631)	(2,453)	(1,631)	(2,453)
Unrealized gain from derivative instruments	2,827	19,069	11,726	18,974
(Loss) income from equity and cost investees	(1,592)	858	(413)	3,379
Gain from insurance settlement	401	—	401	—
Other income	71	224	148	389
Income from continuing operations before income taxes	23,669	34,211	37,538	31,425
Income tax provision	(8,320)	(13,798)	(13,741)	(12,718)
Net income from continuing operations	15,349	20,413	23,797	18,707
Income from discontinued operations, net of taxes	1,279	2,398	4,140	4,393
Gain from sale of discontinued operations, net of taxes	128,516	—	128,516	—
Net income	$145,144	$22,811	$156,453	$23,100
Net income available to common shareholders	$168,843	$20,224	$177,650	$17,925

Basic and Diluted Earnings Per Common Share:
Basic earnings per common share from continuing operations	$0.46	$0.21	$0.52	$0.16
Basic earnings per common share from discontinued operations	$1.52	$0.03	$1.56	$0.05
Basic earnings per common share	$1.98	$0.24	$2.08	$0.21
Diluted earnings per common share from continuing operations	$0.43	$0.19	$0.51	$0.16
Diluted earnings per common share from discontinued operations	$1.31	$0.03	$1.44	$0.05
Diluted earnings per common share	$1.74	$0.22	$1.95	$0.21
Dividends per common share	$0.075	$—	$0.125	$—

Balance Sheet Data:	June 30, 2005(a)	December 31, 2004

Cash and cash equivalents	$4,646	$10,491
Total assets	$2,326,542	$2,465,663
Total liabilities (e)	$2,085,834	$2,237,845
Total shareholders’ equity	$234,556	$226,551

(a)          Amounts for 2005 have been restated. See Note 1. Summary of Significant Accounting Policies in the Notes to our Unaudited Consolidated Financial Statements, for additional information.

(b)         “Net broadcast revenues” is defined as station broadcast revenues, net of agency commissions.

(c)          Depreciation and amortization includes depreciation and amortization of property and equipment and amortization of definite-lived intangible assets and other assets.

(d)         Interest expense for the three and six months ended June 30, 2004 is less than what was previously reported because $1.7 million and $3.4 million, respectively, was reclassified to discontinued operations in accordance with applicable accounting rules.  For the three and six months ended June 30, 2005, interest expense of $0.9 million and $3.6 million, respectively, was reclassified to discontinued operations.

(e)          Includes long-term debt, net of unamortized discount and capital lease obligations.  Total liabilities does not include our preferred stock for the year ended December 31, 2004.

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

The following table presents our significant expense categories for the three and six months ended June 30, 2005 and 2004 (in millions):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2005	2004	Percent Change	2005	2004	Percent Change

Station production expenses	$38.8	$38.7	0.3%	$76.7	$77.4	(0.9)%
Station selling, general and administrative expenses	$34.2	$36.9	(7.3)%	$68.9	$71.4	(3.5)%
Depreciation of property and equipment	$13.1	$12.4	5.6%	$26.2	$24.2	8.3%
Amortization of program contract costs	$16.4	$21.1	(22.3)%	$33.5	$46.4	(27.8)%
Amortization of definite-lived intangible assets	$4.5	$4.7	(4.3)%	$9.1	$9.3	(2.2)%
Corporate general and administrative expenses	$4.6	$5.3	(13.2)%	$10.0	$10.9	(8.3)%
Interest expense (a)	$28.9	$30.9	(6.5)%	$57.8	$61.7	(6.3)%
Unrealized gain from derivative instruments	$2.8	$19.1	(85.3)%	$11.7	$19.0	(38.4)%
Income tax provision (a)	$8.3	$13.8	(39.9)%	$13.7	$12.7	7.9%

(a)   Amounts for 2005 have been restated.  See Note 1. Summary of Significant Accounting Policies, in the Notes to our Unaudited Consolidated Financial Statements, for additional information.

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

Interest Expense

Interest expense presented in the financial statements is related to continuing operations.  Interest expense decreased during the three and six months ended June 30, 2005 by $2.0 million and $3.9 million, respectively, compared to the same periods in 2004.  The decrease is the result of refinancing we did in the second quarter of 2004 and May of 2005 in an effort to reduce our overall interest costs as well as our use of proceeds from the sale of KOVR-TV in Sacramento, California to pay down indebtedness.  The decrease was slightly offset by interest expense resulting from the accretion of a debt discount due to the exchange of our 6% Series D Convertible Exchangeable Preferred Stock for 6% Convertible Debentures on June 15, 2005.

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

Income Tax Provision

The income tax provision from continuing operations decreased to $8.3 million for the quarter ended June 30, 2005 from an income tax provision of $13.8 million during the same period in 2004.  The effective tax rate for the quarter ended June 30, 2005 was 35.1% as compared to 40.3% during the same period in 2004.  The income tax provision from continuing operations increased to $13.7 million for the six months ended June 30, 2005 from an income tax provision of $12.7 million during the same period in 2004.  The effective tax rate for the six months ended June 30, 2005 was 36.6% as compared to 40.4% during the same period in 2004.  The decrease in the effective tax rate for the three and six month periods is due to the impact of a permanent book/tax difference related to a charitable contribution deduction.

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

Effect of Restatement on Disclosure Controls

As discussed in Note 1. Summary of Significant Accounting Policies and as previously disclosed in our Form 8-K filed on August 14, 2006 (the Restatement 8-K), the Audit Committee of our Board of Directors authorized us to amend and restate our financial statements and other financial information for the quarters ended June 30, 2005, September 30, 2005 and March 31, 2006 and for the year ended December 31, 2005 as a result of a change in judgment regarding the accounting treatment for our exchange of our Series D Convertible Exchangeable Preferred Stock (the Preferred Stock) for 6% Convertible Debentures due 2012 (the Debentures).

As described in this report and in our previous Exchange Act reports, disclosure controls and procedures can only provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules.   Our management believes that, notwithstanding that an incorrect judgment, with which our independent auditors concurred, regarding a technical accounting issue led to an error requiring the restatement, under the circumstances described below and in the Restatement 8-K, the error is not indicative of inadequate disclosure controls and procedures.  Management believes that the procedures it has in place to produce and report financial statements in accordance with GAAP did provide and continue to provide reasonable assurance as defined in the Commission’s rules.

In connection with the restatement, our Chief Executive Officer, and our Chief Financial Officer, considered the effect of the error on the adequacy of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q for the period ended June 30, 2005. The certifying officers determined that the error had no effect on the adequacy of our disclosure controls and procedures as of the end of June 30, 2005.

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

In response to Proposal II, the shareholders ratified the appointment of Ernst & Young, LLP as our independent auditors for the fiscal year ending December 31, 2005.  The table below sets forth the results of the voting for Ernst & Young, LLP:

For	Against	Abstain
423,349,042	3,107,210	9,343

ITEM 6.  EXHIBITS

Exhibit Number	Description

31.1†	Certification by David D. Smith, as Chairman and Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241)

31.2†	Certification by David B. Amy, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241)

31.3	Certification by David D. Smith, as Chairman and Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C § 7241)

31.4	Certification by David B. Amy, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241)

32.1†	Certification by David D. Smith, as Chairman and Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C § 1350)

32.2†	Certification by David B. Amy, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C § 1350)

32.3	Certification by David D. Smith, as Chairman and Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C § 1350)

32.4	Certification by David B. Amy, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C § 1350)

†              Previously filed

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized on the 1st day of September 2006.

SINCLAIR BROADCAST GROUP, INC.

By:	/s/ David R. Bochenek
David R. Bochenek
Vice President/Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1†	Certification by David D. Smith, as Chairman and Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241)

31.2†	Certification by David B. Amy, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241)

31.3	Certification by David D. Smith, as Chairman and Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C § 7241)

31.4	Certification by David B. Amy, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241)

32.1†	Certification by David D. Smith, as Chairman and Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C § 1350)

32.2†	Certification by David B. Amy, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C § 1350)

32.3	Certification by David D. Smith, as Chairman and Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C § 1350)

32.4	Certification by David B. Amy, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C § 1350)

†              Previously filed