Form 10-Q/A
period 2005-09-30
SINCLAIR BROADCAST GROUP INC
filed 2006-09-01
CIK 912752

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, as originally filed with the SEC on November 9, 2005, to restate our financial statements and corresponding financial information for the three and nine months ended September 30, 2005.

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

In addition, we have revised Item 4. Controls and Procedures to discuss the facts and circumstances surrounding the restatement and to disclose the effect of the restatement on the adequacy of our disclosure controls and procedures as of September 30, 2005.

This Amendment No. 1 continues to speak as of the date of the original Form 10-Q for the three and nine months ended September 30, 2005 and we have not updated or amended the disclosures contained herein to reflect events that have occurred since the filing of the original Form 10-Q, or modified or updated those disclosures in any way other than as described in the preceding paragraphs. Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the SEC subsequent to the filing of the original Form 10-Q on November 9, 2005.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2005	December 31, 2004
	(Unaudited)
	(Restated-See Note 1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18,126	$10,491
Accounts receivable, net of allowance for doubtful accounts of $4,292 and $4,518, respectively	113,407	132,062
Current portion of program contract costs	58,711	48,805
Income taxes receivable	—	624
Prepaid expenses and other current assets	9,869	17,509
Deferred barter costs	2,384	2,173
Assets held for sale	3,683	103,523
Deferred tax assets	11,653	20,354
Total current assets	217,833	335,541

PROGRAM CONTRACT COSTS, less current portion	42,459	26,951
LOANS TO AFFILIATES	15	13
PROPERTY AND EQUIPMENT, net	312,002	336,538
GOODWILL, net	1,047,958	1,041,452
BROADCAST LICENSES, net	409,620	405,416
DEFINITE-LIVED INTANGIBLE ASSETS, net	229,550	237,324
OTHER ASSETS	50,591	82,428
Total assets	$2,310,028	$2,465,663

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,922	$7,056
Income taxes payable	19,291	—
Accrued liabilities	66,992	77,291
Current portion of notes payable, capital leases and commercial bank financing	33,775	43,737
Current portion of notes and capital leases payable to affiliates	4,218	5,209
Current portion of program contracts payable	103,797	112,471
Deferred barter revenues	2,660	2,655
Deferred gain on sale of broadcast assets	3,249	26,129
Liabilities held for sale	1,460	14,698
Total current liabilities	239,364	289,246
LONG-TERM LIABILITIES:
Notes payable, capital leases and commercial bank financing, less current portion	1,397,005	1,571,346
Notes and capital leases payable to affiliates, less current portion	16,120	19,323
Program contracts payable, less current portion	69,123	60,197
Deferred tax liabilities	263,387	216,937
Other long-term liabilities	59,507	80,796
Total liabilities	2,044,506	2,237,845

MINORITY INTEREST IN CONSOLIDATED ENTITIES	5,782	1,267

SHAREHOLDERS’ EQUITY:
Series D Preferred Stock, $0.01 par value, 3,450,000 shares authorized, 0 and 3,337,033 issued and outstanding, respectively	—	33
Class A Common Stock, $0.01 par value, 500,000,000 shares authorized, 46,853,634 and 46,018,574 shares issued and outstanding, respectively	469	460
Class B Common Stock, $0.01 par value, 140,000,000 shares authorized, 38,587,671 and 39,150,828 shares issued and outstanding, respectively, convertible into Class A Common Stock	385	391
Additional paid-in capital	593,040	752,130
Accumulated deficit	(334,154)	(526,463)
Total shareholders’ equity	259,740	226,551
Total liabilities and shareholders’ equity	$2,310,028	$2,465,663

The accompanying notes are an integral part of these unaudited consolidated statements.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Restated-See Note 1)		(Restated-See Note 1)
REVENUES:
Station broadcast revenues, net of agency commissions	$149,027	$151,648	$456,572	$463,874
Revenues realized from station barter arrangements	12,039	13,617	41,551	43,388
Other operating divisions’ revenues	4,724	2,845	15,160	10,779
Total revenues	165,790	168,110	513,283	518,041
OPERATING EXPENSES:
Station production expenses	35,486	37,147	112,170	114,551
Station selling, general and administrative expenses	34,218	35,319	103,123	106,691
Expenses recognized from station barter arrangements	11,158	12,619	38,447	40,147
Amortization of program contract costs and net realizable value adjustments	18,587	23,840	52,131	70,217
Stock-based compensation expense	502	293	1,160	1,207
Other operating divisions’ expenses	3,699	3,506	14,000	12,656
Depreciation and amortization of property and equipment	12,175	11,859	38,337	36,038
Corporate general and administrative expenses	5,199	4,559	15,180	15,494
Amortization of definite-lived intangible assets and other assets	4,475	4,621	13,529	13,955
Total operating expenses	125,499	133,763	388,077	410,956
Operating income	40,291	34,347	125,206	107,085
OTHER INCOME (EXPENSE):
Interest expense and amortization of debt discount and deferred financing costs	(31,113)	(29,889)	(88,950)	(91,575)
Interest income	187	23	416	140
Loss from sale of assets	(69)	(12)	(69)	(45)
Loss from extinguishment of debt	—	—	(1,631)	(2,453)
Unrealized gain from derivative instruments	5,761	1,602	17,487	20,576
Income (loss) from equity and cost investees	24	(3,124)	(389)	255
Other income, net	206	183	755	572
Total other expense	(25,004)	(31,217)	(72,381)	(72,530)
Income from continuing operations before income taxes	15,287	3,130	52,825	34,555
INCOME TAX PROVISION	(2,267)	(1,196)	(16,008)	(13,914)
Income from continuing operations	13,020	1,934	36,817	20,641
DISCONTINUED OPERATIONS:
Income from discontinued operations, net of related income tax provision of $343, $1,133, $2,413 and $3,893, respectively	701	1,574	4,841	5,967
Gain from sale of discontinued operations, net of related income tax provision of $10,494 and $80,002, respectively	17,508	—	146,024	—
NET INCOME	31,229	3,508	187,682	26,608
PREFERRED STOCK DIVIDENDS	—	(2,503)	(5,004)	(7,678)
EXCESS OF PREFERRED STOCK CARRYING VALUE OVER REDEMPTION VALUE	—	—	26,201	—
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$31,229	$1,005	$208,879	$18,930

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE:
Basic earnings (loss) per common share from continuing operations	$0.15	$(0.01)	$0.68	$0.15
Basic earnings per common share from discontinued operations	$0.21	$0.02	$1.76	$0.07
Basic earnings per common share	$0.36	$0.01	$2.44	$0.22
Diluted earnings (loss) per common share from continuing operations	$0.15	$(0.01)	$0.67	$0.15
Diluted earnings per common share from discontinued operations	$0.21	$0.02	$1.64	$0.07
Diluted earnings per common share	$0.36	$0.01	$2.31	$0.22
Weighted average common shares outstanding	85,428	85,311	85,353	85,733
Weighted average common and common equivalent shares outstanding	85,448	85,311	92,065	85,883
Dividends per common share	$0.075	$0.025	$0.200	$0.050

The accompanying notes are an integral part of these unaudited consolidated statements.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

(In thousands) (Unaudited)

	Series D Preferred Stock	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity
BALANCE, December 31, 2004	$33	$460	$391	$752,130	$(526,463)	$226,551
Dividends declared on common stock	—	—	—	—	(16,987)	(16,987)
Dividends paid on Series D Preferred Stock	—	—	—	—	(4,587)	(4,587)
Class A Common Stock issued pursuant to employee benefit plans and stock options exercised	—	3	—	2,207	—	2,210
Class B Common Stock converted into Class A Common Stock	—	6	(6)	—	—	—
Redemption of Series D Preferred Stock (a)	(33)	—	—	(161,302)	26,201	(135,134)
Amortization of deferred compensation	—	—	—	5	—	5
Net income (a)	—	—	—	—	187,682	187,682
BALANCE, September 30, 2005	$—	$469	$385	$593,040	$(334,154)	$259,740

The accompanying notes are an integral part of these unaudited consolidated statements.

(a)   Amounts for 2005 have been restated.  See Note 1. Summary of Significant Accounting Policies, in the Notes to our Unaudited Consolidated Financial Statements, for additional information.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2005	2004
	(Restated-See Note 1)
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$187,682	$26,608
Adjustments to reconcile net income to net cash flows from operating activities:
Amortization of debt discount, net of (debt premium)	86	(811)
Depreciation and amortization of property and equipment	38,879	38,073
Recognition of deferred revenue	(3,706)	(3,693)
Accretion of capital leases	529	532
(Income) loss from equity and cost investees	389	(255)
Loss on sale of property	69	45
Gain on sale of broadcast assets related to discontinued operations	(226,026)	—
Amortization of deferred compensation	1,160	125
Unrealized gain from derivative instruments	(17,487)	(20,576)
Amortization of definite-lived intangible assets and other assets	13,551	14,369
Amortization of program contract costs and net realizable value adjustments	52,737	74,406
Amortization of deferred financing costs	1,933	2,185
Loss on extinguishment of debt, non-cash portion	1,079	1,289
Amortization of derivative instruments	404	963
Deferred tax provision related to operations	24,376	17,115
Deferred tax provision related to discontinued operations	31,874	—
Net effect of change in deferred barter revenues and deferred barter costs	(247)	(278)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Increase in minority interest	(334)	(183)
Decrease in accounts receivables, net	13,280	15,065
Decrease in taxes receivable	624	1,541
Decrease in prepaid expenses and other current assets	7,101	4,367
Decrease in other long term assets	5,221	514
Decrease in accounts payable and accrued liabilities	(22,083)	(9,134)
Increase in income taxes payable	17,627	—
Decrease in other long-term liabilities	(1,272)	(1,029)
Dividends and distributions from equity and cost investees	1,608	1,320
Payments on program contracts	(79,103)	(83,186)
Net cash flows from operating activities	49,951	79,372
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(12,240)	(36,529)
Payment for acquisition of television stations	(11,040)	—
Consolidation of variable interest entity	—	239
Distribution from equity investments	99	—
Contributions in equity and cost investees	(970)	(4,620)
Proceeds from the sale of property	59	23
Proceeds from the sale of broadcast assets related to discontinued operations	295,190	—
Proceeds from the sale of equity investees	21,500	—
Proceeds from insurance settlement	404	—
Loans to affiliates	(95)	(828)
Proceeds from loans to affiliates	93	2,182
Net cash flows from (used in) investing activities	293,000	(39,533)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Repayments of notes payable, commercial bank financing and capital leases	(346,279)	(543,400)
Proceeds from commercial bank financing and notes payable	35,500	511,000
Proceeds from exercise of stock options	73	1,152
Payments for deferred financing costs	(1,913)	(953)
Dividends paid on Series D Convertible Preferred Stock	(5,004)	(7,678)
Dividends paid on Class A Common Stock	(12,803)	(2,143)
Repurchase of Series D Convertible Preferred Stock	—	(4,752)
Repurchase of Class A Common Stock	—	(9,550)
Repayments of notes and capital leases to affiliates	(4,890)	(3,149)
Net cash flows used in financing activities	(335,316)	(59,473)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,635	(19,634)
CASH AND CASH EQUIVALENTS, beginning of period	10,491	28,730
CASH AND CASH EQUIVALENTS, end of period	$18,126	$9,096

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

A summary of the aggregate effect of these restatements on our unaudited consolidated balance sheet is shown below (in thousands):

	As of September 30, 2005
	As Reported	Adjustment	As Restated

Total current assets	$217,833	$—	$217,833
Total long-term assets	2,094,708	(2,513)	2,092,195
Total assets	$2,312,541	$(2,513)	$2,310,028

Total current liabilities	$239,364	$—	$239,364
Notes payable, capital leases and commercial bank financing, less current portion	1,427,810	(30,805)	1,397,005
Notes payable and capital leases to affiliates, less current portion	16,120	—	16,120
Deferred tax liabilities	263,833	(446)	263,387
Other long-term liabilities	128,630	—	128,630
Total liabilities	2,075,757	(31,251)	2,044,506

Minority interest in consolidated entities	5,782	—	5,782

Class A and Class B Common Stock	854	—	854
Additional paid-in capital	590,158	2,882	593,040
Accumulated deficit	(360,010)	25,856	(334,154)
Total shareholders’ equity	231,002	28,738	259,740
Total liabilities and shareholders’ equity	$2,312,541	$(2,513)	$2,310,028

A summary of the aggregate effect of these restatements on our unaudited consolidated statements of operations is shown below (in thousands, except per share data):

	Three Months Ended September 30, 2005			Nine Months Ended September 30, 2005
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated

Total revenues	$165,790	$—	$165,790	$513,283	$—	$513,283
Total operating expenses	125,499	—	125,499	388,077	—	388,077
Operating income	40,291	—	40,291	125,206	—	125,206
Interest expense and amortization of debt discount and deferred financing costs	(30,446)	(667)	(31,113)	(88,159)	(791)	(88,950)
Other income, net	6,109	—	6,109	16,569	—	16,569
Total other expense	(24,337)	(667)	(25,004)	(71,590)	(791)	(72,381)
Income from continuing operations before income taxes	15,954	(667)	15,287	53,616	(791)	52,825
Income tax (provision) benefit	(2,585)	318	(2,267)	(16,454)	446	(16,008)
Income from continuing operations	13,369	(349)	13,020	37,162	(345)	36,817
Income and gain related to discontinued operations, net of taxes	18,209	—	18,209	150,865	—	150,865
Net income	31,578	(349)	31,229	188,027	(345)	187,682
Preferred stock dividends	—	—	—	(5,004)	—	(5,004)
Excess of preferred stock carrying value over redemption value	—	—	—	—	26,201	26,201
Net income available to common shareholders	$31,578	$(349)	$31,229	$183,023	$25,856	$208,879
Basic earnings per common share:
Earnings per common share from continuing operations	$0.16	$(0.01)	$0.15	$0.38	$0.30	$0.68
Earnings per common share from discontinued operations	$0.21	$—	$0.21	$1.76	$—	$1.76
Earnings per common share	$0.37	$(0.01)	$0.36	$2.14	$0.30	$2.44
Diluted earnings per common share:
Earnings per common share from continuing operations	$0.16	$(0.01)	$0.15	$0.38	$0.29	$0.67
Earnings (loss) per common share from discontinued operations	$0.21	$—	$0.21	$1.76	$(0.12)	$1.64
Earnings per common share	$0.37	$(0.01)	$0.36	$2.14	$0.17	$2.31
Weighted average common shares outstanding	85,428	—	85,428	85,353	—	85,353
Weighted average common and common equivalent shares outstanding	85,448	—	85,448	85,360	6,705	92,065

The effects of the error on the consolidated statement of cash flows for the nine months ended September 30, 2005 were not material.

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

 Had compensation expense related to our grants for stock-based compensation plans been determined consistent with SFAS 123, our net income available to common shareholders for the three and nine months ended September 30, 2005 and 2004, respectively, would approximate the pro forma amounts below (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Restated-See Note 1)		(Restated-See Note 1)
Income available to common shareholders	$31,229	$1,005	$208,879	$18,930
Add: Stock-based employee compensation expense included in net income, net of related tax effects	502	293	1,160	1,207
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(548)	(689)	(2,219)	(2,852)
Net income, pro forma	$31,183	$609	$207,820	$17,285

Earnings per share:
Basic — as reported	$0.36	$0.01	$2.44	$0.22
Diluted — as reported	$0.36	$0.01	$2.31	$0.22
Basic — pro forma	$0.37	$0.01	$2.43	$0.20
Diluted — pro forma	$0.36	$0.01	$2.29	$0.20

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

5.              EARNINGS PER SHARE:

The following table reconciles income (numerator) and shares (denominator) used in our computations of earnings (loss) per share for the three and nine months ended September 30, 2005 and 2004 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Restated-See Note 1)		(Restated-See Note 1)
Income (Numerator)
Income from continuing operations	$13,020	$1,934	$36,817	$20,641
Income impact of assumed conversion of 4.875% Convertible Senior Subordinated Notes, due 2018, net of taxes	—	—	3,291	—
Preferred stock dividends	—	(2,503)	(5,004)	(7,678)
Excess of preferred stock carrying value over redemption value	—	—	26,201	—
Numerator for diluted earnings per common share from continuing operations	13,020	(569)	61,305	12,963
Income from discontinued operations, including gain on sale of broadcast assets related to discontinued operations, net of taxes	18,209	1,574	150,865	5,967
Numerator for diluted earnings per common share	$31,229	$1,005	$212,170	$18,930

Shares (Denominator)
Weighted average common shares outstanding	85,428	85,311	85,353	85,733
Dilutive effect of outstanding stock options and restricted stock	20	—	7	150
Dilutive effect of 4.875% Convertible Senior Subordinated Notes, due 2018	—	—	6,705	—
Weighted average common and common equivalent shares outstanding	85,448	85,311	92,065	85,883

We apply the treasury stock method to measure the dilutive effect of our outstanding stock options and include the respective common share equivalents in the denominator of the diluted EPS computation.  For the three and nine months ended September 30, 2005, our 6% Convertible Debentures, due 2012, were anti-dilutive; therefore, they were not included in the computation of diluted EPS.  For the three months ended September 30, 2005 and for each of the three and nine months ended September 30, 2004, our 4.875% Convertible Senior Subordinated Notes, due 2018, were anti-dilutive; therefore, they were not included in the computation of diluted EPS. For the three and nine months ended September 30, 2004, our Series D Convertible Exchangeable Preferred Stock, was anti-dilutive; therefore, they were not included in the computation of diluted EPS.

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

CONDENSED CONSOLIDATED BALANCE SHEET

AS OF SEPTEMBER 30, 2005

(In thousands) (Unaudited) (Restated-See Note 1)

		Guarantor Subsidiaries
	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	KDSM, LLC	Non-Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Cash	$—	$16,655	$28	$1,443	$—	$18,126
Accounts receivable	173	109,340	1,071	2,823	—	113,407
Other current assets	828	76,996	575	4,218	—	82,617
Assets held for sale	—	3,683	—	—	—	3,683
Total current assets	1,001	206,674	1,674	8,484	—	217,833

Property and equipment, net	9,493	294,104	4,664	3,741	—	312,002

Investment in consolidated subsidiaries	527,034	—	—	—	(527,034)	—
Other long-term assets	19,915	66,934	614	7,190	(1,588)	93,065
Total other long-term assets	546,949	66,934	614	7,190	(528,622)	93,065

Acquired intangible assets	—	1,623,971	5,626	57,531	—	1,687,128

Total assets	$557,443	$2,191,683	$12,578	$76,946	$(528,622)	$2,310,028

Accounts payable and accrued liabilities	$4,195	$80,684	$418	$4,908	$—	$90,205
Current portion of long-term debt	1,162	3,331	—	33,500	—	37,993
Other current liabilities	—	107,570	1,330	806	—	109,706
Liabilities held for sale	—	1,460	—	—	—	1,460
Total current liabilities	5,357	193,045	1,748	39,214	—	239,364

Long-term debt	292,794	1,118,014	2,317	—	—	1,413,125
Other liabilities	(448)	388,713	1,189	9,933	(1,588)	397,799
Total liabilities	297,703	1,699,772	5,254	49,147	(1,588)	2,050,288

Common stock	854	—	—	—	—	854
Additional paid-in capital	593,040	596,366	18,186	71,380	(685,932)	593,040
Accumulated deficit	(334,154)	(104,455)	(10,862)	(43,581)	158,898	(334,154)
Total shareholders’ equity	259,740	491,911	7,324	27,799	(527,034)	259,740
Total liabilities and shareholders’ equity	$557,443	$2,191,683	$12,578	$76,946	$(528,622)	$2,310,028

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

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005

(In thousands) (Unaudited) (Restated-See Note 1)

		Guarantor Subsidiaries
	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	KDSM, LLC	Non-Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Net revenue	$—	$159,141	$1,925	$4,724	$—	$165,790

Program and production	—	35,063	423	—	—	35,486
Selling, general and administrative	3,878	34,406	524	609	—	39,417
Depreciation, amortization and other operating expenses	613	45,160	863	3,960	—	50,596
Total operating expenses	4,491	114,629	1,810	4,569	—	125,499

Operating (loss) income	(4,491)	44,512	115	155	—	40,291

Equity in earnings of subsidiaries	35,616	—	—	—	(35,616)	—
Interest income	—	172	—	1	14	187
Interest expense	(6,534)	(24,037)	(66)	(462)	(14)	(31,113)
Other income (expense)	4,125	1,944	49	(196)	—	5,922
Total other income (expense)	33,207	(21,921)	(17)	(657)	(35,616)	(25,004)

Income tax benefit (provision)	2,513	(4,650)	—	(130)	—	(2,267)
Income from discontinued operations	—	701	—	—	—	701
Gain on sale of discontinued operations	—	17,508	—	—	—	17,508
Net income (loss)	$31,229	$36,150	$98	$(632)	$(35,616)	$31,229

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

(In thousands) (Unaudited) (Restated-See Note 1)

		Guarantor Subsidiaries
	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	KDSM, LLC	Non-Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Net revenue	$—	$492,001	$6,122	$15,160	$—	$513,283

Program and production	—	110,853	1,317	—	—	112,170
Selling, general and administrative	11,164	103,776	1,606	1,757	—	118,303
Depreciation, amortization and other operating expenses	1,758	138,940	2,272	14,634	—	157,604
Total operating expenses	12,922	353,569	5,195	16,391	—	388,077

Operating (loss) income	(12,922)	138,432	927	(1,231)	—	125,206

Equity in earnings of subsidiaries	195,711	—	—	—	(195,711)	—
Interest income	—	411	—	5	—	416
Interest expense	(11,401)	(75,987)	(198)	(1,364)	—	(88,950)
Other income (expense)	11,605	5,036	138	(626)	—	16,153
Total other income (expense)	195,915	(70,540)	(60)	(1,985)	(195,711)	(72,381)

Income tax benefit (provision)	4,689	(21,975)	—	1,278	—	(16,008)
Income from discontinued operations	—	4,841	—	—	—	4,841
Gain on sale of discontinued operations	—	146,024	—	—	—	146,024
Net income (loss)	$187,682	$196,782	$867	$(1,938)	$(195,711)	$187,682

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

The following table sets forth certain operating data for the three and nine months ended September 30, 2005 and 2004:

STATEMENT OF OPERATIONS DATA

(In thousands, except per share data)(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005(a)	2004	2005(a)	2004

Statement of Operations Data:
Net broadcast revenues(b)	$149,027	$151,648	$456,572	$463,874
Revenues realized from station barter arrangements	12,039	13,617	41,551	43,388
Other operating divisions’ revenues	4,724	2,845	15,160	10,779
Total revenues	165,790	168,110	513,283	518,041

Station production expenses	35,486	37,147	112,170	114,551
Station selling, general and administrative expenses	34,218	35,319	103,123	106,691
Expenses recognized from station barter arrangements	11,158	12,619	38,447	40,147
Amortization of program contract costs and net realizable value adjustments	18,587	23,840	52,131	70,217
Depreciation and amortization expenses(c)	16,650	16,480	51,866	49,993
Stock-based compensation expense	502	293	1,160	1,207
Other operating divisions’ expenses	3,699	3,506	14,000	12,656
Corporate general and administrative expenses	5,199	4,559	15,180	15,494
Operating income	40,291	34,347	125,206	107,085

Interest expense(d)	(31,113)	(29,889)	(88,950)	(91,575)
Interest income	187	23	416	140
Loss from sale of assets	(69)	(12)	(69)	(45)
Loss from extinguishment of debt	—	—	(1,631)	(2,453)
Unrealized gain from derivative instruments	5,761	1,602	17,487	20,576
Income (loss) from equity and cost investees	24	(3,124)	(389)	255
Other income, net	206	183	755	572
Income from continuing operations before income taxes	15,287	3,130	52,825	34,555
Income tax provision	(2,267)	(1,196)	(16,008)	(13,914)
Income from continuing operations	13,020	1,934	36,817	20,641
Income from discontinued operations, net of taxes	701	1,574	4,841	5,967
Gain from sale of discontinued operations, net of taxes	17,508	—	146,024	—
Net income	$31,229	$3,508	$187,682	$26,608
Net income available to common shareholders per common share	$31,229	$1,005	$208,879	$18,930

Basic and Diluted Earnings (Loss) Per Common Share:
Basic earnings (loss) per common share from continuing operations	$0.15	$(0.01)	$0.68	$0.15
Basic earnings per common share from discontinued operations	$0.21	$0.02	$1.76	$0.07
Basic earnings per common share	$0.36	$0.01	$2.44	$0.22
Diluted earnings (loss) per common share from continuing operations	$0.15	$(0.01)	$0.67	$0.15
Diluted earnings per common share from discontinued operations	$0.21	$0.02	$1.64	$0.07
Diluted earnings per common share	$0.36	$0.01	$2.31	$0.22
Weighted average common shares outstanding	85,428	85,311	85,353	85,733
Weighted average common equivalent shares outstanding	85,448	85,311	92,065	85,883
Dividends per common share	$0.075	$0.025	$0.200	$0.050

	September 30, 2005(a)	December 31, 2004
Balance Sheet Data:
Cash and cash equivalents	$18,126	$10,491
Total assets	$2,310,028	$2,465,663
Total liabilities (e)	$2,044,506	$2,237,845
Total shareholders’ equity	$259,740	$226,551

(a)          Amounts for 2005 have been restated. See Note 1. Summary of Significant Accounting Policies, in the Notes to our Unaudited Consolidated Financial Statements for additional information.

(b)         “Net broadcast revenues” is defined as station broadcast revenues, net of agency commissions.

(c)          Depreciation and amortization includes depreciation and amortization of property and equipment and amortization of definite-lived intangible assets and other assets.

(d)         Interest expense for the three and nine months ended September 30, 2004 is less than what was previously reported because $2.0 million and $5.4 million, respectively, was reclassified to discontinued operations in accordance with applicable accounting rules.  For the nine months ended September 30, 2005, interest expense of $3.6 million was reclassified to discontinued operations.  No interest was reclassified to discontinued operations for the three months ended September 30, 2005.

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

The following table presents our significant expense categories for the three and nine months ended September 30, 2005 and 2004 (in millions):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2005	2004	Percent Change	2005	2004	Percent Change
Station production expenses	$35.5	$37.1	(4.3)%	$112.2	$114.6	(2.1)%
Station selling, general and administrative expenses	$34.2	$35.3	(3.1)%	$103.1	$106.7	(3.4)%
Depreciation of property and equipment	$12.2	$11.9	2.5%	$38.3	$36.0	6.4%
Amortization of program contract costs	$18.6	$23.8	(21.8)%	$52.1	$70.2	(25.8)%
Amortization of definite-lived intangible assets and other assets	$4.5	$4.6	(2.2)%	$13.5	$14.0	3.6%
Corporate general and administrative expenses	$5.2	$4.6	13.0%	$15.2	$15.5	(1.9)%
Interest expense(a)	$31.1	$29.9	4.0%	$89.0	$91.6	(2.8)%
Unrealized gain from derivative instruments	$5.8	$1.6	262.5%	$17.5	$20.6	(15.0)%
Income tax provision(a)	$2.3	$1.2	91.7%	$16.0	$13.9	15.1%

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

Interest Expense

Interest expense presented in the financial statements is related to continuing operations.  Interest expense increased $1.2 million during the third quarter ended September 30, 2005 when compared to the third quarter ended September 30, 2004. The increase is due to unfavorable interest rate changes during the quarter as well as additional interest expense resulting from the accretion of a debt discount due to the exchange of our $3.00 Series D Convertible Exchangeable Preferred Stock for 6% Convertible Debentures on June 15, 2005, offset by the net proceeds from the sale of television stations.

Interest expense decreased $2.6 million during the nine months ended September 30, 2005 when compared to the same period in 2004.  The decrease is the result of refinancing we did in June of 2004 and May of 2005 in an effort to reduce our overall interest costs as well as our use of proceeds from the sale of KOVR-TV in Sacramento, California to pay down indebtedness.  The decrease was slightly offset by interest expense resulting from the accretion of a debt discount due to the exchange of our $3.00 Series D Convertible Exchangeable Preferred Stock for 6% Convertible Debentures on June 15, 2005.

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

Income Tax Provision

The income tax provision from continuing operations increased to $2.3 million for the quarter ended September 30, 2005 from an income tax provision of $1.2 million during the same period in 2004.  The effective tax rate for the quarter ended September 30, 2005 was 14.8% as compared to 38.2% during the same period in 2004.  The decrease in the effective tax rate for the three month period is due to the impact of a deferred tax benefit of $5.0 million that was recognized during the quarter as a result of an Ohio tax law change (see Note 1 to the Unaudited Consolidated Financial Statements).

The income tax provision from continuing operations increased to $16.0 million for the nine months ended September 30, 2005 from an income tax provision of $13.9 million during the same period in 2004.  The effective tax rate for the nine months ended September 30, 2005 was 30.3% as compared to 40.3% during the same period in 2004.  The decrease in the effective tax rate for the nine month period is also due to the impact of the deferred tax benefit of $5.0 million recognized during the third quarter of 2005 as well as the effect of a permanent book/tax difference related to a charitable contribution deduction recognized during the second quarter of 2005.

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

In connection with the restatement, our Chief Executive Officer and our Chief Financial Officer considered the effect of the error on the adequacy of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q for the period ended September 30, 2005. The certifying officers determined that the error had no effect on the adequacy of our disclosure controls and procedures as of September 30, 2005.

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

ITEM 6.      EXHIBITS

Exhibit Number	Description

10.1†	Amendment to the FOX Broadcasting Company Station Affiliation Agreement

31.1†	Certification by David D. Smith, as Chairman and Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241)

31.2†	Certification by David B. Amy, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241)

31.3	Certification by David D. Smith, as Chairman and Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C § 7241)

31.4	Certification by David B. Amy, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C § 7241)

32.1†	Certification by David D. Smith, as Chairman and Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C § 1350)

32.2†	Certification by David B. Amy, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C § 1350)

32.3	Certification by David D. Smith, as Chairman and Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C § 1350)

32.4	Certification by David B. Amy, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C § 1350)

† Previously filed

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized on the 1st day of September 2006.

SINCLAIR BROADCAST GROUP, INC.

By:	/s/ David R. Bochenek
David R. Bochenek
Vice President/Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1†	Amendment to the FOX Broadcasting Company Station Affiliation Agreement

31.1†	Certification by David D. Smith, as Chairman and Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241)

31.2†	Certification by David B. Amy, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241)

31.3	Certification by David D. Smith, as Chairman and Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C § 7241)

31.4	Certification by David B. Amy, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C § 7241)

32.1†	Certification by David D. Smith, as Chairman and Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C § 1350)

32.2†	Certification by David B. Amy, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C § 1350)

32.3	Certification by David D. Smith, as Chairman and Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C § 1350)

32.4	Certification by David B. Amy, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C § 1350)

† Previously filed