Form 10-K/A
period 2005-12-31
SINCLAIR BROADCAST GROUP INC
filed 2006-09-01
CIK 912752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(mark one)

FORM 10-K/A

(Amendment No. 2)

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

EXPLANATORY NOTE

We are filing this Amendment No. 2 to our Annual Report on Form 10-K for the year ended December 31, 2005, as originally filed with the SEC on March 16, 2006, to restate our financial statements and corresponding financial information for the year ended December 31, 2005. The Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2005, was filed on March 31, 2006, to correct a typographical error.

We are restating the financial statements and corresponding financial information due an error made in the accounting treatment for the exchange of our Series D Convertible Exchangeable Preferred Stock (the Preferred Stock) into 6% Convertible Debentures, due 2012 (the Debentures) in June 2005. In previously reported consolidated financial statements, we accounted for this transaction as an exchange and our auditors concurred with this treatment. We now believe, and our auditors concur, that the most appropriate accounting guidance to apply to this exchange is EITF Topic D-42, “The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock,” and that the exchange should have been treated as a redemption for accounting purposes. Accordingly, we should have recorded the Debentures at fair value upon issuance and the excess of the carrying amount of the Preferred Stock over the fair value of the Debentures should have been added to net earnings to arrive at net earnings available to common shareholders. The difference in the carrying amount of the Preferred Stock and the fair value of the Debentures should have been recorded as a discount on the Debentures and amortized over the life of the Debentures using the effective interest method. Additionally, in calculating and accounting for the carrying amount of the Preferred Stock, all of the issuance costs of the Preferred Stock should have been charged directly to accumulated deficit rather than a portion of these costs recorded as “unamortized costs relating to securities issuances” and amortized over the remaining term of the Debentures. For additional information regarding our accounting treatment, see Note 1. Nature of Operations and Summary of Significant Accounting Policies, in the Notes to our Consolidated Financial Statements.

In addition, we have revised Item 9A. Controls and Procedures to discuss the facts and circumstances surrounding the restatement and to disclose the effect of the restatement on the adequacy of our disclosure controls and procedures as of December 31, 2005.

This Amendment No. 2 continues to speak as of the date of the original Form 10-K and the Form 10-K/A (Amendment No. 1) for the year ended December 31, 2005 and we have not updated or amended the disclosures contained herein to reflect events that have occurred since the filing of the Form 10-K/A (Amendment No.1), or modified or updated those disclosures in any way other than as described in the preceding paragraphs. Accordingly, this Amendment No. 2 should be read in conjunction with our filings made with the SEC subsequent to the filing of the original Form 10-K on March 16, 2006 and Form 10-K/A on March 31, 2006.

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

We have a high level of debt (totaling $1.5 billion at December 31, 2005) compared to the book value of shareholders’ equity of $249.7 million on the same date.  Our relatively high level of debt poses the following risks, particularly in periods of declining revenues:

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

STATEMENT OF OPERTIONS DATA

(in thousands, except per share data)

	Years Ended December 31,
	2005(a)	2004	2003	2002	2001

Statement of Operations Data:
Net broadcast revenues (b)	$614,436	$634,609	$611,893	$621,561	$580,428
Revenues realized from station barter arrangements	55,034	57,814	58,845	57,318	50,773
Other operating divisions’ revenues	22,597	13,054	14,568	4,344	6,925
Total revenues	692,067	705,477	685,306	683,223	638,126

Station production expenses	152,196	154,731	147,626	137,109	139,069
Station selling, general and administrative expenses	137,586	145,660	130,889	127,695	124,684
Expenses realized from station barter arrangements	50,460	53,358	54,105	51,117	45,234
Depreciation and amortization (c) (d)	138,913	155,793	160,676	173,539	247,744
Stock-based compensation expense	1,701	1,594	1,391	1,288	1,461
Other operating divisions’ expenses	20,944	14,932	16,375	6,051	24,985
Corporate general and administrative expenses	20,812	21,160	19,531	17,797	18,622
Restructuring costs	—	—	—	—	3,700
Contract termination costs	—	—	—	—	5,135
Operating income	169,455	158,249	154,713	168,627	27,492

Interest expense (d)	(120,002)	(120,400)	(121,165)	(118,114)	(130,794)
Subsidiary trust minority interest expense (e)	—	—	(11,246)	(23,890)	(23,890)
Net (loss) gain from sale of assets	(80)	(52)	(452)	(54)	204
Unrealized gain (loss) from derivative instrument	21,778	29,388	17,354	(30,939)	(32,220)
Loss from extinguishment of debt	(1,937)	(2,453)	(15,187)	(15,362)	(22,010)
(Loss) income from equity and cost investees	(1,426)	1,100	1,193	(1,189)	(7,616)
Gain on insurance settlement	1,193	3,341	—	—	—
Interest and other income	1,371	1,085	1,749	3,295	3,787
Impairment of goodwill	—	(44,055)	—	—	—
Income (loss) from continuing operations before income taxes	70,352	26,203	26,959	(17,626)	(185,047)
Income tax (provision) benefit	(36,115)	(11,522)	(10,817)	7,498	58,865
Net income (loss) from continuing operations	34,237	14,681	16,142	(10,128)	(126,182)

Discontinued Operations:
Income (loss) from discontinued operations, net of related income taxes	5,671	9,341	8,250	4,519	(1,540)
Gain on sale of discontinued operations, net of related income taxes	146,024	—	—	7,519	—
Cumulative adjustment for change in accounting principle, net of related income taxes	—	—	—	(566,404)	—
Net income (loss)	$185,932	$24,022	$24,392	$(564,494)	$(127,722)
Net income (loss) available to common shareholders	$207,129	$13,842	$14,042	$(574,844)	$(138,072)
Dividends declared on common stock	$8,547	$6,403	$—	$—	$—
Per Common Share Data:
Basic and diluted earnings (loss) per common share from continuing operations	$0.65	$0.05	$0.07	$(0.24)	$(1.62)
Basic and diluted earnings (loss) per common share from discontinued operations	$1.78	$0.11	$0.09	$0.14	$(0.02)
Basic and diluted loss per common share from cumulative effect of change in accounting principle	$—	$—	$—	$(6.64)	$—
Basic and diluted earnings (loss) per common share	$2.43	$0.16	$0.16	$(6.74)	$(1.64)
Cash dividends declared per common share	$0.30	$0.075	$—	$—	$—

Balance Sheet Data:
Cash and cash equivalents	$9,655	$10,491	$28,730	$5,315	$32,058
Total assets	$2,283,305	$2,465,663	$2,567,106	$2,599,713	$3,394,237
Total debt (f)	$1,450,738	$1,639,615	$1,729,921	$1,548,050	$1,681,721
HYTOPS (g)	$—	$—	$—	$200,000	$200,000
Total shareholders’ equity	$249,722	$226,551	$229,005	$219,678	$778,254

(a)   Amounts for 2005 have been restated.  See Note 1. Nature of Operations and Summary of Significant Accounting Policies, in the Notes to our Consolidated Financial Statements, for additional information.

(b)         “Net broadcast revenues” are defined as broadcast revenues, net of agency commission.

(c)          Depreciation and amortization includes amortization of program contract costs and net realizable value adjustments, depreciation and amortization of property and equipment and amortization of acquired intangible broadcasting assets, other assets and costs related to excess syndicated programming.

(d)         Interest expense amounts for the years presented differ from prior years related to allocation of interest expense to discontinued operations.  Accordingly, we reclassified interest expense to discontinued operations in the amounts of $3.6 million, $7.7 million, $6.8 million, $8.1 million and $12.7 million for the years ended December 31, 2005, 2004, 2003, 2002 and 2001, respectively.

(e)          Subsidiary trust minority expense represents the distributions on the HYTOPS and amortization of deferred finance costs.  See footnote (f).

(f)            “Total debt” is defined as long-term debt, net of unamortized discount and capital lease obligations, including the current portion thereof.  Total debt does not include HYTOPS or our preferred stock.

(g)         HYTOPS represents our high yield trust originated preferred securities representing $200 million aggregate liquidation value, which were redeemed in 2003.

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

Results of Operations – a summary of the components of our revenues by category and by network affiliation, a summary of other operating data and an analysis of our revenues and expenses for 2005, as restated for certain expenses, 2004 and 2003, including comparisons between years and expectations for 2006; and

Liquidity and Capital Resources – a discussion of our primary sources of liquidity, an analysis of our cash flows from or used in operating activities, investing activities and financing activities, a discussion of our dividend policy and a summary of our contractual cash obligations and off-balance sheet arrangements.

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

•                  Basic and diluted earnings per common share were $2.43 in 2005 versus 2004 earnings per common share of $0.16;

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

	Years Ended December 31,
	2005	2004	2003
Net broadcast revenues	$614.5	$634.6	$611.9
Revenues realized from station barter arrangements	55.0	57.8	58.8
Other operating divisions’ revenues	22.6	13.1	14.6
Total revenues	692.1	705.5	685.3
Station production expenses	152.2	154.7	147.6
Station selling, general and administrative expenses	137.6	145.7	130.9
Expenses recognized from station barter arrangements	50.5	53.4	54.1
Depreciation and amortization	138.9	155.8	160.7
Stock-based compensation	1.7	1.6	1.4
Other operating divisions’ expenses	20.9	14.9	16.4
Corporate general and administrative expenses	20.8	21.2	19.5
Operating income	$169.5	$158.2	$154.7
Net income (a)	$185.9	$24.0	$24.4
Net income available to common shareholders (a)	$207.1	$13.8	$14.0

(a)   Amounts for 2005 have been restated. See Note 1. Nature of Operations and Summary of Significant Accounting Policies, in the Notes to our Consolidated Financial Statements, for additional information.

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

Expense Discussion and Analysis

The following table presents our significant expense categories for the three years ended December 31, 2005, 2004 and 2003 (in millions):

				Percent Change
	2005	2004	2003	’05 vs. ‘04	’04 vs. ‘03
Station production expenses	$152.2	$154.7	$147.6	(1.6)%	4.8%
Station selling, general and administrative expenses	$137.6	$145.7	$130.9	(5.6)%	11.3%
Amortization of program contract costs	$70.7	$89.2	$98.4	(20.7)%	(9.4)%
Depreciation of property and equipment	$50.3	$48.2	$43.6	4.4%	10.6%
Corporate general and administrative expenses	$20.8	$21.2	$19.5	(1.9)%	8.7%
Amortization of definite-lived intangible assets	$18.0	$18.5	$18.7	(2.7)%	(1.1)%
Interest expense (a)	$120.0	$120.4	$121.2	(0.3)%	(0.7)%
Unrealized gain from derivative instruments	$21.8	$29.4	$17.4	(25.9)%	69.0%
Gain on insurance settlement	$1.2	$3.3	$—	(63.6)%	—
Impairment of goodwill	$—	$44.1	$—	(100.0)%	—
Income tax provision (a)	$36.1	$11.5	$10.8	213.9%	6.5%

(a)   Amounts for 2005 have been restated. See Note 1. Nature of Operations and Summary of Significant Accounting Policies, in the Notes to our Consolidated Financial Statements, for additional information.

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

Interest expense.  Interest expense presented in the financial statements is related to continuing operations.  Interest expense decreased $0.4 million during the year ended December 31, 2005 when compared to 2004.  This decrease is related to the use of proceeds from television station sales to repay debt during 2005, partially offset by rising interest rates on our floating rate debt and by the accretion of a debt discount due to the exchange of our Series D Convertible Exchangeable Preferred Stock for Convertible Debentures, which increased interest expense.  We expect interest expense to decrease in 2006, assuming no changes in the current interest rate yield curve and no changes in our current debt levels.  Interest expense decreased in 2004 by $0.8 million as a result of the refinancing we did in the second quarter in an effort to reduce our overall interest costs.

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

Income tax provision.  The 2005 income tax provision for our pre-tax income from continuing operations of $70.4 million resulted in an effective tax rate of 51.3%.  The 2004 income tax provision for our pre-tax income from continuing operations of $26.2 million resulted in an effective tax rate of 44.0%.  The increase in the effective tax rate from 2004 to 2005 is primarily attributable to a one-time loss of certain state net operating losses, net of applicable valuation allowances, resulting from a corporate restructuring, offset by the effect of an Ohio tax law change.  We expect that the effective tax rate will be approximately 41.0% in 2006.

As of December 31, 2005, we have a net deferred tax liability of $266.9 million as compared to a net deferred tax liability of $196.6 million as of December 31, 2004.  The increase in deferred taxes primarily relates to an increase in deferred tax liabilities associated with book and tax differences relating to the amortization of intangible assets and a decrease in deferred tax assets resulting from utilization of Federal net operating losses to offset the gains on sale of several stations during 2005.

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

During the second quarter, we repurchased, in the open market, $8.0 million of our 8.0% Senior Subordinated Notes, due 2012 at face value and $2.6 million of our 8.75% Senior Subordinated Notes, due 2011 at face value.  During the fourth quarter of 2005, we repurchased, in the open market, $5.0 million of our 6.0% Convertible Debentures, due 2012 at a discount.  We did not repurchase any of our outstanding debt during either of the first or third quarters.  From time to time, we may repurchase additional outstanding debt on the open market.  We expect to fund any repurchases with cash generated from operating activities and borrowings under our Bank Credit Agreement.

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

Effect of Restatement on Disclosure Controls

As discussed in Note 1. Nature of Operations and Summary of Significant Accounting Policies and as previously disclosed in our Form 8-K filed on August 14, 2006 (the Restatement 8-K), the Audit Committee of our Board of Directors authorized us to amend and restate our financial statements and other financial information for the quarters ended June 30, 2005, September 30, 2005 and March 31, 2006 and for the year ended December 31, 2005 as a result of a change in judgment regarding the accounting treatment for our exchange of our Series D Convertible Exchangeable Preferred Stock (the Preferred Stock) for 6% Convertible Debentures due 2012 (the Debentures).

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

In connection with the restatement, our Chief Executive Officer and our Chief Financial Officer considered the effect of the error on the adequacy of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K for the year ended December 31, 2005.  The certifying officers determined that the error had no effect on the adequacy of our disclosure controls and procedures as of December 31, 2005.

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

10.39	Form of WB Television Network Affiliation Agreement. (Incorporated by reference from Registrant’s Report on Form 10-K for the year ended December 31, 2004).
10.40+	Director Compensation.
10.41	Executive Officer Compensation. (Incorporated by reference from Registrant’s Report on Form 8-K filed on March 15, 2005).
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

12	Computation of Ratio of Earnings to Fixed Charges. (Replaces Exhibit 12 as filed with the original 10-K on March 16, 2006.)
21+	Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm (Sinclair Broadcast Group, Inc.). (Replaces Exhibit 23 as filed with the original 10-K on March 16, 2006.)
24+	Power of Attorney.
31.1+	Certification by David D. Smith, as Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241).
31.2+	Certification by David B. Amy, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241).
31.3	Certification by David D. Smith, as Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C § 7241)
31.4	Certification by David B. Amy, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241)
32.1+	Certification by David D. Smith, as Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).
32.2+	Certification by David B. Amy, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).
32.3	Certification by David D. Smith, as Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C § 1350)
32.4	Certification by David B. Amy, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C § 1350)
99	Stockholders’ Agreement dated April 19, 2005 by and among the Smith Brothers. (Incorporated by reference from Registrant’s Report on Form 8-K filed on April 26, 2005).

+ Previously filed

(b) Exhibits

The exhibits required by this Item are listed under Item 15 (a) (3).

(c) Financial Statements Schedules

The financial statement schedules required by this Item are listed under Item 15 (a) (2).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized on this 1st day of September 2006.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sinclair Broadcast Group, Inc. and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1. Nature of Operations and Summary of Significant Accounting Policies to the consolidated financial statements, the accompanying consolidated balance sheet as of December 31, 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended have been restated.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Sinclair Broadcast Group, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Baltimore, Maryland

March 8, 2006,

except for Note 1. Nature of Operations and Summary of Significant Accounting Policies, as to which the date is August 11, 2006

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	As of December 31,
	2005	2004
	(Restated - See Note 1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,655	$10,491
Accounts receivable, net of allowance for doubtful accounts of $4,596 and $4,518, respectively	127,913	132,062
Current portion of program contract costs	51,528	48,805
Income taxes receivable	—	624
Prepaid expenses and other current assets	17,616	17,509
Deferred barter costs	2,027	2,173
Assets held for sale	3,678	103,523
Deferred tax assets	10,591	20,354
Total current assets	223,008	335,541

PROGRAM CONTRACT COSTS, less current portion	36,494	26,951
LOANS TO AFFILIATES	14	13
PROPERTY AND EQUIPMENT, net	304,355	336,538
GOODWILL, net	1,040,234	1,041,452
BROADCAST LICENSES, net	409,620	405,416
DEFINITE-LIVED INTANGIBLE ASSETS, net	224,673	237,324
OTHER ASSETS	44,907	82,428
Total assets	$2,283,305	$2,465,663

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,799	$7,056
Income taxes payable	2,662	—
Accrued liabilities	84,623	77,291
Current portion notes payable, capital leases and commercial bank financing	33,802	43,737
Current portion of notes and capital leases payable to affiliates	4,135	5,209
Current portion of program contracts payable	88,510	112,471
Deferred barter revenues	2,501	2,655
Deferred gain on sale of broadcast assets	3,249	26,129
Liabilities held for sale	1,407	14,698
Total current liabilities	224,688	289,246

LONG-TERM LIABILITIES:
Notes payable, capital leases and commercial bank financing, less current portion	1,397,649	1,571,346
Notes payable and capital leases to affiliates, less current portion	15,152	19,323
Program contracts payable, less current portion	65,239	60,197
Deferred tax liabilities	277,451	216,937
Other long-term liabilities	52,438	80,796
Total liabilities	2,032,617	2,237,845

MINORITY INTEREST IN CONSOLIDATED ENTITIES	966	1,267

SHAREHOLDERS’ EQUITY:
Series D Preferred Stock, $.01 par value, 3,450,000 shares authorized, 0 and 3,337,033 issued and outstanding, respectively	—	33
Class A Common Stock, $.01 par value, 500,000,000 shares authorized, 47,122,407 and 46,018,574 shares issued and outstanding, respectively	471	460
Class B Common Stock, $.01 par value, 140,000,000 shares authorized, 38,348,331 and 39,150,828 shares issued and outstanding, respectively, convertible into Class A Common Stock	383	391
Additional paid-in capital	593,259	752,130
Accumulated deficit	(344,391)	(526,463)
Total shareholders’ equity	249,722	226,551
Total liabilities and shareholders’ equity	$2,283,305	$2,465,663

The accompanying notes are an integral part of these consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(In thousands, except per share data)

	2005	2004	2003
	(Restated - See Note 1)
REVENUES:
Station broadcast revenues, net of agency commissions	$614,436	$634,609	$611,893
Revenues realized from station barter arrangements	55,034	57,814	58,845
Other operating divisions’ revenue	22,597	13,054	14,568
Total revenues	692,067	705,477	685,306

OPERATING EXPENSES:
Station production expenses	152,196	154,731	147,626
Station selling, general and administrative expenses	137,586	145,660	130,889
Expenses recognized from station barter arrangements	50,460	53,358	54,105
Amortization of program contract costs and net realizable value adjustments	70,666	89,152	98,378
Stock-based compensation expense	1,701	1,594	1,391
Other operating divisions’ expenses	20,944	14,932	16,375
Depreciation of property and equipment	50,275	48,159	43,563
Corporate general and administrative expenses	20,812	21,160	19,531
Amortization of definite-lived intangible assets and other assets	17,972	18,482	18,735
Total operating expenses	522,612	547,228	530,593
Operating income	169,455	158,249	154,713

OTHER INCOME (EXPENSE):
Interest expense and amortization of debt discount and deferred financing costs	(120,002)	(120,400)	(121,165)
Subsidiary trust minority interest expense	—	—	(11,246)
Interest income	650	191	560
Loss from sale of assets	(80)	(52)	(452)
Loss from extinguishment of debt	(1,937)	(2,453)	(15,187)
Unrealized gain from derivative instruments	21,778	29,388	17,354
(Loss) income from equity and cost investees	(1,426)	1,100	1,193
Gain on insurance settlement	1,193	3,341	—
Impairment of goodwill	—	(44,055)	—
Other income, net	721	894	1,189
Total other expense	(99,103)	(132,046)	(127,754)
Income from continuing operations before income taxes	70,352	26,203	26,959

INCOME TAX PROVISION	(36,115)	(11,522)	(10,817)
Income from continuing operations	34,237	14,681	16,142

DISCONTINUED OPERATIONS:
Income from discontinued operations, net of related income tax provision of $1,644, $5,915 and $3,211, respectively	5,671	9,341	8,250
Gain from discontinued operations, net of related income tax provision of $80,002	146,024	—	—
NET INCOME	185,932	24,022	24,392
PREFERRED STOCK DIVIDENDS	(5,004)	(10,180)	(10,350)
EXCESS OF PREFERRED STOCK CARRYING VALUE OVER REDEMPTION VALUE	26,201	—	—
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$207,129	$13,842	$14,042

BASIC AND DILUTED EARNINGS PER COMMON SHARE:
Earnings per common share from continuing operations	$0.65	$0.05	$0.07
Earnings per common share from discontinued operations	$1.78	$0.11	$0.09
Earnings per common share	$2.43	$0.16	$0.16
Weighted average common shares outstanding	85,380	85,590	85,651
Weighted average common and common equivalent shares outstanding	85,389	85,741	85,793
Dividends per common share	$0.300	$0.075	$—

The accompanying notes are an integral part of these consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND OTHER COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(In thousands)

	Series D Preferred Stock	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Deferred Compensation	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
BALANCE, December 31, 2002	$35	$439	$417	$760,478	$(551)	$(547,958)	$(1,680)	$211,180
Dividends paid on Series D Convertible Exchangeable Preferred Stock	—	—	—	—	—	(10,350)	—	(10,350)
Class B Common Stock converted into Class A Common Stock	—	5	(5)	—	—	—	—	—
Stock options exercised	—	2	—	1,429	—	—	—	1,431
Class A Common Stock issued pursuant to employee benefit plans	—	2	—	2,508	—	—	—	2,510
Repurchase of 194,500 shares of Class A Common Stock	—	(2)	—	(1,542)	—	—	—	(1,544)
Amortization of deferred compensation	—	—	—	—	494	—	—	494
Deferred compensation adjustment related to forfeited stock options	—	—	—	(340)	(75)	—	—	(415)
Tax benefit of nonqualifying stock options exercised	—	—	—	187	—	—	—	187
Net income	—	—	—	—	—	24,392	—	24,392
Amortization of derivative instruments, net of tax provision of $608	—	—	—	—	—	—	1,120	1,120
BALANCE, December 31, 2003	$35	$446	$412	$762,720	$(132)	$(533,916)	$(560)	$229,005

Other comprehensive income:
Net income	$—	$—	$—	$—	$—	$24,392	$—	$24,392
Amortization of derivative instruments, net of tax provision of $608	—	—	—	—	—	—	1,120	1,120
Comprehensive income	$—	$—	$—	$—	$—	$24,392	$1,120	$25,512

The accompanying notes are an integral part of these consolidated financial statements.

	Series D Preferred Stock	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Deferred Compensation	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
BALANCE, December 31, 2003	$35	$446	$412	$762,720	$(132)	$(533,916)	$(560)	$229,005
Dividends declared on Class A and Class B Common Stock	—	—	—	—	—	(6,403)	—	(6,403)
Dividends paid on Series D Convertible Exchangeable Preferred Stock	—	—	—	—	—	(10,166)	—	(10,166)
Class A Common Stock issued pursuant to employee benefit plans and stock options exercised	—	3	—	3,509	—	—	—	3,512
Class B Common Stock converted into Class A Common Stock	—	21	(21)	—	—	—	—	—
Repurchase of 970,500 shares of Class A Common Stock	—	(10)	—	(9,540)	—	—	—	(9,550)
Amortization of deferred compensation	—	—	—	—	127	—	—	127
Repurchase of Series D Convertible Exchangeable Preferred Stock	(2)	—	—	(4,750)	—	—	—	(4,752)
Tax benefit of nonqualifying stock options exercised	—	—	—	196	—	—	—	196
Net income	—	—	—	—	—	24,022	—	24,022
Amortization of derivative instruments, net of tax provision of $304	—	—	—	—	—	—	560	560
BALANCE, December 31, 2004	$33	$460	$391	$752,135	$(5)	$(526,463)	$—	$226,551

Other comprehensive income:
Net income	$—	$—	$—	$—	$—	$24,022	$—	$24,022
Amortization of derivative instruments, net of tax provision of $304	—	—	—	—	—	—	560	560
Comprehensive income	$—	$—	$—	$—	$—	$24,022	$560	$24,582

The accompanying notes are an integral part of these consolidated financial statements.

	Series D Preferred Stock	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
BALANCE, December 31, 2004	$33	$460	$391	$752,130	$(526,463)	$—	$226,551
Dividends declared on Class A and Class B Common Stock	—	—	—	—	(25,474)	—	(25,474)
Dividends paid on Series D Convertible Exchangeable Preferred Stock	—	—	—	—	(4,587)	—	(4,587)
Class A Common Stock issued pursuant to employee benefit plans and stock options exercised	—	3	—	2,426	—	—	2,429
Class B Common Stock converted into Class A Common Stock	—	8	(8)	—	—	—	—
Series D Convertible Exchangeable Preferred Stock converted into debt (a)	(33)	—	—	(161,302)	26,201	—	(135,134)
Amortization of deferred compensation	—	—	—	5	—	—	5
Net income (a)	—	—	—	—	185,932	—	185,932
BALANCE, December 31, 2005 (a)	$—	$471	$383	$593,259	$(344,391)	$—	$249,722

The accompanying notes are an integral part of these consolidated financial statements.

(a)   Amounts for 2005 have been restated.  See Note 1. Nature of Operations and Summary of Significant Accounting Policies, in the Notes to our Consolidated Financial Statements, for additional information.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(In thousands)

	2005	2004	2003
	(Restated - See Note 1)
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$185,932	$24,022	$24,392
Adjustments to reconcile net income to net cash flows from operating activities:
Amortization of debt discount, net of (debt premium)	600	(1,081)	(838)
Depreciation and amortization of property and equipment	50,831	50,877	47,023
Recognition of deferred revenue	(4,942)	(4,928)	(4,942)
Accretion of capital leases	638	706	723
Loss (income) from equity and cost investees	1,426	(1,100)	(976)
Loss on sale of property	80	52	517
Gain on sale of broadcast assets related to discontinued operations	(226,026)	—	—
Gain on involuntary conversion, non-cash portion	—	(3,212)	—
Impairment of goodwill	—	44,055	—
Unrealized gain from derivative instruments	(21,778)	(29,388)	(17,354)
Amortization of definite-lived intangible assets and other assets	17,997	19,035	19,288
Amortization of program contract costs and net realizable value adjustments	71,337	94,180	105,082
Amortization of deferred financing costs	2,505	2,839	2,990
Stock-based compensation	1,701	1,906	1,686
Loss on extinguishment of debt, non-cash portion	1,995	1,289	3,705
Amortization of derivative instruments	538	1,098	1,658
Deferred tax provision related to operations	43,631	11,125	17,250
Deferred tax provision related to discontinued operations	36,033	5,828	—
Net effect of change in deferred barter revenues and deferred barter costs	(50)	118	(112)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in accounts receivable, net	2,485	7,477	8,035
Decrease in taxes receivable	624	1,328	36,954
(Increase) decrease in prepaid expenses and other current assets	(1,050)	(3,206)	9,319
Decrease in other long-term assets	5,151	555	3,659
(Decrease) increase in accounts payable and accrued liabilities	(11,687)	4,809	(2,898)
Increase in income taxes payable	908	—	—
(Decrease) increase in other long-term liabilities	(3,390)	(1,380)	(3,298)
Dividends and distributions from equity and cost investees	3,157	3,327	307
Payments on program contracts payable	(104,020)	(110,151)	(105,535)
Increase in minority interest	(77)	(67)	(180)
Net cash flows from operating activities	54,549	120,113	146,455

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(16,673)	(44,881)	(69,531)
Consolidation of variable interest entity	—	239	—
Payments for acquisition of television stations	(15,540)	—	(18,000)
Distribution from equity investments	62	—	—
Investments in equity and cost investees	(970)	(5,549)	(5,699)
Proceeds from the sale of assets	66	39	138
Proceeds from the sale of broadcast assets related to discontinued operations	295,190	28,561	—
Proceeds from the sale of equity investees	21,500	—	—
Proceeds from insurance settlements	1,193	2,521	3,328
Loans to affiliates	(126)	(143)	(1,115)
Proceeds from loans to affiliates	125	1,511	903
Net cash flows from (used in) investing activities	284,827	(17,702)	(89,976)

	2005	2004	2003
	(Restated - See Note 1)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	52,000	533,000	318,336
Repayments of notes payable, commercial bank financing and capital leases	(360,367)	(620,400)	(129,100)
Proceeds from exercise of stock options	178	1,152	1,431
Payments for deferred financing costs	(1,913)	(953)	(7,402)
Dividends paid on Series D Convertible Exchangeable Preferred Stock	(5,004)	(10,180)	(10,350)
Dividends paid on Class A and Class B Common Stock	(19,201)	(4,274)	—
Repurchase of Series D Convertible Exchangeable Preferred Stock	—	(4,752)	—
Repurchase of Class A Common Stock	—	(9,550)	(1,544)
Redemption of High Yield Trust Originated Preferred Securities	—	—	(200,000)
Repayments of notes and capital leases to affiliates	(5,905)	(4,693)	(4,447)
Net cash flows used in financing activities	(340,212)	(120,650)	(33,076)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(836)	(18,239)	23,403
CASH AND CASH EQUIVALENTS, beginning of year	10,491	28,730	5,327
CASH AND CASH EQUIVALENTS, end of year	$9,655	$10,491	$28,730

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

A summary of the aggregate effect of these restatements on our consolidated balance sheet is shown below (in thousands):

	As of December 31, 2005
	As Reported	Adjustment	As Restated

Total current assets	$223,008	$—	$223,008
Total long-term assets	2,062,645	(2,348)	2,060,297
Total assets	$2,285,653	$(2,348)	$2,283,305

Total current liabilities	$224,688	$—	$224,688
Notes payable, capital leases and commercial bank financing, less current portion	1,426,754	(29,105)	1,397,649
Notes payable and capital leases to affiliates, less current portion	15,152	—	15,152
Deferred tax liabilities	278,399	(948)	277,451
Other long-term liabilities	117,677	—	117,677
Total liabilities	2,062,670	(30,053)	2,032,617

Minority interest in consolidated entities	966	—	966

Class A and Class B Common Stock	854	—	854
Additional paid-in capital	590,377	2,882	593,259
Accumulated deficit	(369,214)	24,823	(344,391)
Total shareholders’ equity	222,017	27,705	249,722
Total liabilities and shareholders’ equity	$2,285,653	$(2,348)	$2,283,305

A summary of the aggregate effect of these restatements on our consolidated statements of operations is shown below (in thousands, except per share data):

	For the year ended December 31, 2005
	As Reported	Adjustment	As Restated

Total revenues	$692,067	$—	$692,067
Total operating expenses	522,612	—	522,612
Operating income	169,455	—	169,455
Interest expense and amortization of debt discount and deferred financing costs	(118,592)	(1,410)	(120,002)
Loss from extinguishment of debt	(1,021)	(916)	(1,937)
Other income, net	22,836	—	22,836
Total other expense	(96,777)	(2,326)	(99,103)
Income from continuing operations before income taxes	72,678	(2,326)	70,352
Income tax (provision) benefit	(37,063)	948	(36,115)
Income from continuing operations	35,615	(1,378)	34,237
Income and gain related to discontinued operations, net of taxes	151,695	—	151,695
Net income	187,310	(1,378)	185,932
Preferred stock dividends	(5,004)	—	(5,004)
Excess of preferred stock carrying value over redemption value	—	26,201	26,201
Net income available to common shareholders	$182,306	$24,823	$207,129
Basic and diluted earnings per common share:
Earnings per common share from continuing operations	$0.36	$0.29	$0.65
Earnings per common share from discontinued operations	$1.78	$—	$1.78
Earnings per common share	$2.14	$0.29	$2.43
Weighted average common shares outstanding	85,380	—	85,380
Weighted average common and common equivalent shares outstanding	85,389	—	85,389

The effects of the error on the consolidated statement of cash flows for the year ended December 31, 2005 were not material.

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

Other Assets

Other assets as of December 31, 2005 and 2004 consisted of the following (in thousands):

	2005	2004
Equity and cost method investments	$18,934	$44,000
Unamortized costs relating to securities issuances (a)	15,477	17,101
Fair value of derivative instruments	4,628	15,831
Other	5,868	5,496
	$44,907	$82,428

(a)   Amount for 2005 has been restated.  See Note 1. Nature of Operations and Summary of Significant Accounting Policies, in the Notes to our Consolidated Financial Statements, for additional information.

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

Had compensation expense related to our grants for stock-based compensation plans been determined consistent with SFAS 123, our net income available to common shareholders for these years would approximate the pro forma amounts below (in thousands, except per share data):

	For the Year Ended December 31,
	2005	2004	2003
	(Restated - See Note 1)
Net income available to common shareholders	$207,129	$13,842	$14,042
Add: Stock-based employee compensation expense included in net income, net of related tax effects	833	893	835
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,823)	(2,757)	(5,503)
Net income available to common shareholders, pro forma	$206,139	$11,978	$9,374

Basic and diluted earnings per share:
As reported	$2.43	$0.16	$0.16
Pro forma	$2.41	$0.14	$0.11

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

The Convertible Debentures mature September 15, 2012, and bear interest at a rate of 6.0% per annum, payable quarterly on each March 15, June 15, September 15 and December 15, beginning September 15, 2005.  The Convertible Debentures are convertible into Class A Common Stock on substantially the same conversion terms as the Preferred Stock.  Net costs associated with the exchange totaled $0.1 million and these costs were capitalized and are being amortized as interest expense over the life of the debt.  In connection with the exchange, we recorded a discount of $31.7 million related to this redemption and we will amortize this amount over the life of the debt using the effective interest method, see Note 1. Nature of Operations and Summary of Significant Accounting Policies, in the Notes to our Consolidated Financial Statements, for additional information.

During 2005, we repurchased, in the open market, $5.0 million of the Convertible Debentures at a discount.  The difference between the cash paid and the net carrying value of the Debentures of $0.3 million has been recorded as a loss from extinguishment of debt, net of expenses, in our consolidated statements of operations.

Interest expense for the Convertible Debentures was $7.1 million for the year ended December 31, 2005.  Based on the quoted market price, the fair value of the Convertible Debentures as of December 31, 2005, was $140.0 million.

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

Summary

Notes payable, capital leases and the Bank Credit Agreement consisted of the following as of December 31, 2005 and 2004 (in thousands):

	2005	2004
Bank Credit Agreement, Term Loan	$100,000	$400,000
Bank Credit Agreement, Revolving Credit Facility	7,500	—
8.75% Senior Subordinated Notes, due 2011	307,400	310,000
Note payable of consolidated variable interest entity (Cunningham)	33,500	33,500
8% Senior Subordinated Notes, due 2012	642,000	650,000
6% Convertible Debentures, due 2012	161,812	—
4.875% Convertible Senior Subordinated Notes, due 2018	150,000	150,000
Capital leases	49,692	49,370
Installment note for certain real estate, interest at 8%	27	39
	1,451,931	1,592,909
Plus: Premium on 8% Senior Subordinated Notes, due 2012	6,711	7,792
Plus: SFAS No. 133 derivatives, net	1,914	14,382
Less: Discount on 6% Convertible Debentures, Due 2012 (a)	(29,105)	—
Less: Current portion	(33,802)	(43,737)
	$1,397,649	$1,571,346

Depreciation related to capital leases is included in depreciation expense in the consolidated statements of operations.

(a)   Amount for 2005 has been restated. See Note 1. Nature of Operations and Summary of Significant Accounting Policies, in the Notes to our Consolidated Financial Statements, for additional information

Indebtedness under the notes payable, capital leases and the Bank Credit Agreement as of December 31, 2005 matures as follows (in thousands):

	Notes and Bank Credit Agreement	Capital Leases	Total
2006	$33,513	$4,497	$38,010
2007	3,764	4,652	8,416
2008	5,000	4,809	9,809
2009	12,500	4,969	17,469
2010	15,000	5,144	20,144
2011 and thereafter	1,332,462	97,924	1,430,386
Total minimum payments	1,402,239	121,995	1,524,234
Plus: Premium on 8% Senior Subordinated Notes, due 2012	6,711	—	6,711
Plus: SFAS No. 133 derivatives, net	1,914	—	1,914
Less: Discount on 6% Convertible Debentures, Due 2012(a)	(29,105)	—	(29,105)
Less: Amount representing interest	—	(72,303)	(72,303)
	$1,381,759	$49,692	$1,431,451

(a)   Amount for 2005 has been restated. See Note 1. Nature of Operations and Summary of Significant Accounting Policies, in the Notes to our Consolidated Financial Statements, for additional information

Substantially all of our stock in our wholly-owned subsidiaries has been pledged as security for the Bank Credit Agreement.

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

9.         INCOME TAXES:

We file a consolidated federal income tax return and separate company state tax returns.  The provision for income taxes consisted of the following for the years ended December 31, 2005, 2004 and 2003 (in thousands):

	2005	2004	2003
	(Restated - See Note 1)
Provision for income taxes - continuing operations	$36,115	$11,522	$10,817
Provision for income taxes - discontinued operations	1,644	5,915	3,211
Provision for income taxes - sale of discontinued operations	80,002	—	—
	$117,761	$17,437	$14,028
Current:
Federal	$38,941	$173	$(1,176)
State	(844)	310	(2,046)
	38,097	483	(3,222)
Deferred:
Federal	71,941	15,908	16,424
State	7,723	1,046	826
	79,664	16,954	17,250
	$117,761	$17,437	$14,028

The following is a reconciliation of federal income taxes at the applicable statutory rate to the recorded provision from continuing operations:

	2005	2004	2003
	(Restated - See Note 1)
Statutory federal income taxes	35.0%	35.0%	35.0%
Adjustments-
State income and franchise taxes, net of federal effect	0.3%	1.9%	1.4%
Non-deductible expense items	5.9%	6.4%	5.2%
Change in Ohio tax law	(7.4)%	—	—
Effect of corporate restructuring on state NOL’s	15.7%	—	—
Other	1.8%	0.7%	(1.5)%
Provision for income taxes	51.3%	44.0%	40.1%

Temporary differences between the financial reporting carrying amounts and the tax basis of assets and liabilities give rise to deferred taxes.  Total deferred tax assets and deferred tax liabilities as of December 31, 2005 and 2004 were as follows (in thousands):

	2005	2004
	(Restated - See Note 1)
Current and Long-Term Deferred Tax Assets:
Net operating losses	$98,554	$143,545
Other	23,987	33,756
	122,541	177,301
Valuation allowance for deferred tax assets	(87,532)	(89,131)
Total deferred tax assets	$35,009	$88,170

Current and Long-Term Deferred Tax Liabilities
FCC license	$(61,278)	$(52,139)
Parent Preferred Stock	(25,833)	(25,833)
Fixed assets and intangibles	(202,796)	(199,948)
Variable interest entities’ net deferred tax liabilities	(1,520)	(305)
Other	(10,442)	(6,528)
Total deferred tax liabilities	(301,869)	(284,753)

Net tax liabilities	$(266,860)	$(196,583)

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

15.      EARNINGS PER SHARE:

The following table reconciles income (numerator) and shares (denominator) used in our computations of earnings per share for the years ended December 31, 2005, 2004 and 2003 (in thousands):

	2005	2004	2003
	(Restated-See Note 1)
Income (Numerator)
Income from continuing operations	$34,237	$14,681	$16,142
Preferred stock dividends	(5,004)	(10,180)	(10,350)
Excess of preferred stock carrying value over redemption value	26,201	—	—
Numerator for diluted earnings per common share from continuing operations	55,434	4,501	5,792
Income from discontinued operations, including gain on sale of broadcast assets related to discontinued operations, net of taxes	151,695	9,341	8,250
Numerator for diluted earnings per common share	$207,129	$13,842	$14,042

Shares (Denominator)
Weighted average common shares outstanding	85,380	85,590	85,651
Dilutive effect of outstanding stock options and restricted stock	9	151	142
Weighted average common and common equivalent shares outstanding	85,389	85,741	85,793

We apply the treasury stock method to measure the dilutive effect of our outstanding stock options and include the respective common share equivalents in the denominator of the diluted EPS computation. For the years ended December 31, 2005, 2004 and 2003, our 4.875% Convertible Senior Subordinated Notes, due 2018, were anti-dilutive; therefore, they were not included in the computation of diluted EPS. For the year ended December 31, 2005, our 6% Convertible Debentures, due 2012 were anti-dilutive; therefore, they were not included in the computation of diluted EPS.  For the years ended December 31, 2004 and 2003, our Series D Convertible Exchangeable Preferred Stock, was anti-dilutive; therefore, they were not included in the computation of diluted EPS.

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

CONDENSED CONSOLIDATED BALANCE SHEET

AS OF DECEMBER 31, 2005

(In thousands) (Restated - See Note 1)

		Guarantor Subsidiaries
	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Cash	$—	$8,002	$28	$1,625	$—	$9,655
Accounts receivable	195	122,040	1,473	4,205	—	127,913
Other current assets	580	75,664	981	4,537	—	81,762
Assets held for sale	—	3,678	—	—	—	3,678
Total current assets	775	209,384	2,482	10,367	—	223,008

Property and equipment, net	9,546	286,760	4,462	3,587	—	304,355

Investment in consolidated subsidiaries	516,742	—	—	—	(516,742)	—
Other long-term assets	20,602	57,929	542	6,693	(4,351)	81,415
Total other long-term assets	537,344	57,929	542	6,693	(521,093)	81,415

Acquired intangible assets	—	1,611,442	5,585	57,500	—	1,674,527

Total assets	$547,665	$2,165,515	$13,071	$78,147	$(521,093)	$2,283,305

Accounts payable and accrued liabilities	$8,557	$77,295	$410	$4,822	$—	$91,084
Current portion of long-term debt	1,195	3,242	—	33,500	—	37,937
Other current liabilities	—	91,983	1,513	764	—	94,260
Liabilities held for sale	—	1,407	—	—	—	1,407
Total current liabilities	9,752	173,927	1,923	39,086	—	224,688

Long-term debt	289,140	1,121,333	2,328	—	—	1,412,801
Other liabilities	(949)	395,262	1,208	4,924	(4,351)	396,094
Total liabilities	297,943	1,690,522	5,459	44,010	(4,351)	2,033,583

Common stock	854	—	—	—	—	854
Additional paid-in capital	593,259	578,814	17,608	79,266	(675,688)	593,259
Accumulated deficit	(344,391)	(103,821)	(9,996)	(45,129)	158,946	(344,391)
Total shareholders’ equity	249,722	474,993	7,612	34,137	(516,742)	249,722
Total liabilities and shareholders’ equity	$547,665	$2,165,515	$13,071	$78,147	$(521,093)	$2,283,305

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

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2005

(In thousands) (Restated - See Note 1)

		Guarantor Subsidiaries
	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Net revenue	$—	$660,987	$8,483	$22,597	$—	$692,067

Program and production	—	150,426	1,770	—	—	152,196
Selling, general and administrative	14,835	138,858	2,133	2,572	—	158,398
Depreciation, amortization and other operating expenses	1,861	185,507	2,934	21,716	—	212,018
Total operating expenses	16,696	474,791	6,837	24,288	—	522,612

Operating (loss) income	(16,696)	186,196	1,646	(1,691)	—	169,455

Equity in earnings of subsidiaries	195,662	—	—	—	(195,662)	—
Interest income	5	638	—	7	—	650
Interest expense	(16,764)	(101,078)	(265)	(1,895)	—	(120,002)
Other income (expense)	15,710	6,510	351	(2,322)	—	20,249
Total other income (expense)	194,613	(93,930)	86	(4,210)	(195,662)	(99,103)

Income tax benefit (provision)	8,015	(46,545)	—	2,415	—	(36,115)
Income from discontinued operations, net of taxes	—	5,671	—	—	—	5,671
Gain from sale of discontinued operations, net of taxes	—	146,024	—	—	—	146,024
Net income (loss)	$185,932	$197,416	$1,732	$(3,486)	$(195,662)	$185,932

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

PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2003

(In thousands)

		Guarantor Subsidiaries
	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES	$(14,201)	$185,378	$(8,774)	$(3,648)	$(12,300)	$146,455
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(884)	(68,494)	(153)	—	—	(69,531)
Payment for acquisition of television stations	—	(18,000)	—	—	—	(18,000)
Investments in equity and cost investees	(2,361)	(3,338)	—	—	—	(5,699)
Proceeds from the sale of property	—	138	—	—	—	138
Proceeds from insurance settlements	—	3,328	—	—	—	3,328
Loans to affiliates	(1,115)	—	—	—	—	(1,115)
Proceeds from loans to affiliates	903	—	—	—	—	903
Net cash flows used in investing activities	(3,457)	(86,366)	(153)	—	—	(89,976)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	150,000	168,336	—	—	—	318,336
Repayments of notes payable, commercial bank financing and capital leases	(1,901)	(127,199)	—	—	—	(129,100)
Proceeds from exercise of stock options	1,431	—	—	—	—	1,431
Payments for deferred financing costs	(4,820)	(2,582)	—	—	—	(7,402)
Increase (decrease) in intercompany payables	103,342	(111,384)	2,766	5,276	—	—
Dividends paid on Series D Convertible Preferred Stock	(10,350)	—	—	—	—	(10,350)
Payment of KDSM dividend	(12,300)	—	—	—	12,300	—
Redemption of parent preferred securities	(206,200)	—	206,200	—	—	—
Repurchase of Class A Common Stock	(1,544)	—	—	—	—	(1,544)
Redemption of High Yield Trust Originated Preferred Securities	—	—	(200,000)	—	—	(200,000)
Repayment of notes and capital leases to affiliates	—	(4,447)	—	—	—	(4,447)
Net cash flows from (used in) financing activities	17,658	(77,276)	8,966	5,276	12,300	(33,076)

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	21,736	39	1,628	—	23,403
CASH AND CASH EQUIVALENTS, beginning of period	—	3,704	5	1,618	—	5,327
CASH AND CASH EQUIVALENTS, end of period	$—	$25,440	$44	$3,246	$—	$28,730

17.      QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

(in thousands, except per share data)

	For the Quarter Ended (a)
	03/31/05	06/30/05	09/30/05	12/31/05
		(Restated - See Note 1)	(Restated - See Note 1)	(Restated - See Note 1)
Total revenues, net	$163,860	$183,633	$165,790	$178,784
Operating income	$32,575	$52,340	$40,291	$44,249
Income (loss) from continuing operations	$8,448	$15,349	$13,020	$(2,580)
Income from discontinued operations	$2,861	$1,279	$701	$830
Gain from sale of discontinued operations	$—	$128,516	$17,508	$—
Net income (loss) available to common shareholders	$8,807	$168,843	$31,229	$(1,750)
Basic earnings (loss) per share from continuing operations	$0.07	$0.46	$0.15	$(0.03)
Basic earnings per share from discontinued operations	$0.04	$1.52	$0.21	$0.01
Basic earnings (loss) per share	$0.11	$1.98	$0.36	$(0.02)
Diluted earnings (loss) per share from continuing operations	$0.07	$0.43	$0.15	$(0.03)
Diluted earnings per share from discontinued operations	$0.04	$1.31	$0.21	$0.01
Diluted earnings (loss) per share	$0.11	$1.74	$0.36	$(0.02)

	For the Quarter Ended (a)
	03/31/04	06/30/04	09/30/04	12/31/04
Total revenues, net	$163,314	$186,617	$168,110	$187,436
Operating income	$25,389	$47,347	$34,349	$51,164
(Loss) income from continuing operations	$(1,707)	$20,413	$1,933	$(5,958)
Income from discontinued operations	$1,998	$2,398	$1,577	$3,368
Net (loss) income available to common shareholders	$(2,299)	$20,225	$1,005	$(5,089)
Basic (loss) earnings per share from continuing operations	$(0.05)	$0.21	$(0.01)	$(0.10)
Basic earnings per share from discontinued operations	$0.02	$0.03	$0.02	$0.04
Basic (loss) earnings per share	$(0.03)	$0.24	$0.01	$(0.06)
Diluted (loss) earnings per share from continuing operations	$(0.05)	$0.21	$(0.01)	$(0.10)
Diluted earnings per share from discontinued operations	$0.02	$0.03	$0.02	$0.04
Diluted (loss) earnings per share	$(0.03)	$0.24	$0.01	$(0.06)

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