Form 10-Q/A
period 2006-03-31
SINCLAIR BROADCAST GROUP INC
filed 2006-09-01
CIK 912752

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

SINCLAIR BROADCAST GROUP, INC.

FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2006

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, as originally filed with the SEC on May 10, 2006, to restate our financial statements and corresponding financial information for the three months ended March 31, 2006.

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

In addition, we have revised Item 4. Controls and Procedures to discuss the facts and circumstances surrounding the restatement and to disclose the effect of the restatement on the adequacy of our disclosure controls and procedures as of March 31, 2006.

This Amendment No. 1 continues to speak as of the date of the original Form 10-Q for the three months ended March 31, 2006 and we have not updated or amended the disclosures contained herein to reflect events that have occurred since the filing of the original Form 10-Q, or modified or updated those disclosures in any way other than as described in the preceding paragraphs. Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the SEC subsequent to the filing of the original Form 10-Q on May 10, 2006.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	As of March 31,	As of December 31,
	2006	2005
ASSETS	(Unaudited)
	(Restated - See Note 1)	(Restated - See Note 1)
CURRENT ASSETS:
Cash and cash equivalents	$7,753	$9,655
Accounts receivable, net of allowance for doubtful accounts of $4,225 and $4,596, respectively	118,176	127,913
Current portion of program contract costs	52,318	51,528
Income taxes receivable	2,072	—
Prepaid expenses and other current assets	7,594	17,616
Deferred barter costs	2,694	2,027
Assets held for sale	—	3,678
Deferred tax assets	9,446	10,591
Total current assets	200,053	223,008

PROGRAM CONTRACT COSTS, less current portion	46,042	36,494
LOANS TO AFFILIATES	12	14
PROPERTY AND EQUIPMENT, net	295,798	304,355
GOODWILL, net	1,040,234	1,040,234
BROADCAST LICENSES, net	409,620	409,620
DEFINITE-LIVED INTANGIBLE ASSETS, net	222,039	224,673
OTHER ASSETS	39,649	44,907
Total assets	$2,253,447	$2,283,305

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,677	$3,799
Income taxes payable	—	2,662
Accrued liabilities	67,367	84,623
Current portion notes payable, capital leases and commercial bank financing	33,700	33,802
Current portion of notes and capital leases payable to affiliates	3,091	4,135
Current portion of program contracts payable	77,064	88,510
Deferred barter revenues	3,129	2,501
Deferred gain on sale of broadcast assets	—	3,249
Liabilities held for sale	—	1,407
Total current liabilities	189,028	224,688

LONG-TERM LIABILITIES:
Notes payable, capital leases and commercial bank financing, less current portion	1,381,103	1,397,649
Notes payable and capital leases to affiliates, less current portion	15,606	15,152
Program contracts payable, less current portion	79,589	65,239
Deferred tax liabilities	285,037	277,451
Other long-term liabilities	49,384	52,438
Total liabilities	1,999,747	2,032,617

MINORITY INTEREST IN CONSOLIDATED ENTITIES	766	966

SHAREHOLDERS’ EQUITY:
Class A Common Stock, $.01 par value, 500,000,000 shares authorized, 47,329,176 and 47,122,407 shares issued and outstanding, respectively	473	471
Class B Common Stock, $.01 par value, 140,000,000 shares authorized, 38,348,331 shares issued and outstanding, convertible into Class A Common Stock	383	383
Additional paid-in capital	594,941	593,259
Accumulated deficit	(342,863)	(344,391)
Total shareholders’ equity	252,934	249,722
Total liabilities and shareholders’ equity	$2,253,447	$2,283,305

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data) (Unaudited)

	Three Months Ended March 31,
	2006	2005
	(Restated - See Note 1)
REVENUES:
Station broadcast revenues, net of agency commissions	$147,925	$144,428
Revenues realized from station barter arrangements	11,805	14,511
Other operating divisions’ revenues	3,737	4,921
Total revenues	163,467	163,860

OPERATING EXPENSES:
Station production expenses	38,109	37,924
Station selling, general and administrative expenses	34,146	34,777
Expenses recognized from station barter arrangements	10,825	13,405
Amortization of program contract costs and net realizable value adjustments	18,623	17,119
Other operating divisions’ expenses	3,989	5,053
Depreciation of property and equipment	12,288	13,026
Corporate general and administrative expenses	5,806	5,453
Amortization of definite-lived intangible assets and other assets	4,325	4,527
Total operating expenses	128,111	131,284
Operating income	35,356	32,576

OTHER INCOME (EXPENSE):
Interest expense and amortization of debt discount and deferred financing costs	(29,710)	(28,971)
Interest income	46	121
Loss from sale of assets	(287)	(11)
Loss from extinguishment of debt	(623)	—
Unrealized gain from derivative instruments	2,881	8,899
Income from equity and cost investees	6,099	1,179
Other (expense) income, net	(125)	76
Total other expense	(21,719)	(18,707)
Income from continuing operations before income taxes	13,637	13,869

INCOME TAX PROVISION	(6,561)	(5,421)
Income from continuing operations	7,076	8,448

DISCONTINUED OPERATIONS:
Income from discontinued operations, net of related income tax benefit of $1,114 and tax provision of $1,519, respectively	1,168	2,861
Gain from discontinued operations, net of related income tax provision of $885	1,774	—
NET INCOME	10,018	11,309
PREFERRED STOCK DIVIDENDS	—	(2,502)
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$10,018	$8,807

BASIC AND DILUTED EARNINGS PER COMMON SHARE:
Earnings per common share from continuing operations	$0.08	$0.07
Earnings per common share from discontinued operations	$0.03	$0.03
Earnings per common share	$0.11	$0.10
Weighted average common shares outstanding	85,533	85,235
Weighted average common and common equivalent shares outstanding	85,535	85,236
Dividends declared per common share	$0.10	$0.05

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2006
(In thousands) (Unaudited)

	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity

BALANCE, December 31, 2005 (a)	$471	$383	$593,259	$(344,391)	$249,722
Dividends declared on Class A and Class B Common Stock	—	—	—	(8,490)	(8,490)
Class A Common Stock issued pursuant to employee benefit plans	2	—	1,682	—	1,684
Net income (a)	—	—	—	10,018	10,018
BALANCE, March 31, 2006 (a)	$473	$383	$594,941	$(342,863)	$252,934

The accompanying notes are an integral part of these unaudited consolidated financial statements.

(a)             Amounts for 2005 and the quarterly period ended March 31, 2006 have been restated.  See Note 1. Summary of Significant Accounting Policies, in the Notes to our Unaudited Consolidated Financial Statements, for additional information.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2006	2005
	(Restated - See Note 1)
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$10,018	$11,309
Adjustments to reconcile net income to net cash flows from operating activities:
Amortization of debt discount, net of (debt premium)	480	(270)
Depreciation of property and equipment	12,288	13,189
Recognition of deferred revenue	(1,235)	(1,235)
Accretion of capital leases	152	175
Income from equity and cost investees	(6,099)	(1,179)
Loss on sale of property	287	11
Gain on sale of broadcast assets related to discontinued operations	(2,659)	—
Unrealized gain from derivative instruments	(2,881)	(8,899)
Amortization of definite-lived intangible assets and other assets	4,325	4,543
Amortization of program contract costs and net realizable value adjustments	18,623	17,350
Amortization of deferred financing costs	661	654
Stock-based compensation	499	233
Loss on extinguishment of debt, non-cash portion	989	—
Amortization of derivative instruments	134	134
Deferred tax provision related to operations	8,018	5,297
Deferred tax (benefit) provision related to discontinued operations	(1,177)	1,659
Net effect of change in deferred barter revenues and deferred barter costs	(39)	(229)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in accounts receivable, net	9,737	11,769
Increase in taxes receivable	(2,072)	(64)
Decrease in prepaid expenses and other current assets	10,034	7,629
Decrease (increase) in other long-term assets	177	(103)
Decrease in accounts payable and accrued liabilities	(13,863)	(10,101)
Decrease in income taxes payable	(772)	—
Decrease in other long-term liabilities	(1,851)	(788)
Dividends and distributions from equity and cost investees	6,000	—
Payments on program contracts payable	(26,289)	(28,163)
(Decrease) increase in minority interest	(19)	17
Net cash flows from operating activities	23,466	22,938
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(4,717)	(3,538)
Payments for acquisition of television stations	(1,710)	—
Investments in equity and cost investees	(59)	(518)
Proceeds from the sale of assets	1,358	21
Proceeds from the sale of broadcast assets related to discontinued operations	1,400	—
Loans to affiliates	(35)	(20)
Proceeds from loans to affiliates	34	28
Net cash flows used in investing activities	(3,729)	(4,027)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	49,000	—
Repayments of notes payable, commercial bank financing and capital leases	(61,114)	(2,500)
Proceeds from exercise of stock options	—	13
Dividends paid on Series D Convertible Exchangeable Preferred Stock	—	(2,502)
Dividends paid on Class A and Class B Common Stock	(8,470)	(2,129)
Repayments of notes and capital leases to affiliates	(1,055)	(953)
Net cash flows used in financing activities	(21,639)	(8,071)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,902)	10,840
CASH AND CASH EQUIVALENTS, beginning of period	9,655	10,491
CASH AND CASH EQUIVALENTS, end of period	$7,753	$21,331

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

A summary of the aggregate effect of these restatements on our consolidated balance sheet is shown below (in thousands):

	As of December 31, 2005
	As Reported	Adjustment	As Restated

Total current assets	$223,008	$—	$223,008
Total long-term assets	2,062,645	(2,348)	2,060,297
Total assets	$2,285,653	$(2,348)	$2,283,305

Total current liabilities	$224,688	$—	$224,688
Notes payable, capital leases and commercial bank financing, less current portion	1,426,754	(29,105)	1,397,649
Notes payable and capital leases to affiliates, less current portion	15,152	—	15,152
Deferred tax liabilities	278,399	(948)	277,451
Other long-term liabilities	117,677	—	117,677
Total liabilities	2,062,670	(30,053)	2,032,617

Minority interest in consolidated entities	966	—	966

Class A and Class B Common Stock	854	—	854
Additional paid-in capital	590,377	2,882	593,259
Accumulated deficit	(369,214)	24,823	(344,391)
Total shareholders’ equity	222,017	27,705	249,722
Total liabilities and shareholders’ equity	$2,285,653	$(2,348)	$2,283,305

	As of March 31, 2006
	As Reported	Adjustment	As Restated

Total current assets	$200,053	$—	$200,053
Total long-term assets	2,055,532	(2,138)	2,053,394
Total assets	$2,255,585	$(2,138)	$2,253,447

Total current liabilities	$189,028	$—	$189,028
Notes payable, capital leases and commercial bank financing, less current portion	1,407,934	(26,831)	1,381,103
Notes payable and capital leases to affiliates, less current portion	15,606	—	15,606
Deferred tax liabilities	286,902	(1,865)	285,037
Other long-term liabilities	128,973	—	128,973
Total liabilities	2,028,443	(28,696)	1,999,747

Minority interest in consolidated entities	766	—	766

Class A and Class B Common Stock	856	—	856
Additional paid-in capital	592,059	2,882	594,941
Accumulated deficit	(366,539)	23,676	(342,863)
Total shareholders’ equity	226,376	26,558	252,934
Total liabilities and shareholders’ equity	$2,255,585	$(2,138)	$2,253,447

A summary of the aggregate effect of these restatements on our unaudited consolidated statements of operations is shown below (in thousands, except per share data):

	Three Months Ended March 31, 2006
	As Reported	Adjustment	As Restated
Total revenues	$163,467	$—	$163,467
Total operating expenses	128,111	—	128,111
Operating income	35,356	—	35,356
Interest expense and amortization of debt discount and deferred financing costs	(29,170)	(540)	(29,710)
Other income, net	9,515	(1,524)	7,991
Total other expense	(19,655)	(2,064)	(21,719)
Income from continuing operations before income taxes	15,701	(2,064)	13,637
Income tax (provision) benefit	(7,478)	917	(6,561)
Income from continuing operations	8,223	(1,147)	7,076
Income and gain related to discontinued operations, net of taxes	2,942	—	2,942
Net income	11,165	(1,147)	10,018
Preferred stock dividends	—	—	—
Excess of preferred stock carrying value over redemption value	—	—	—
Net income available to common shareholders	$11,165	$(1,147)	$10,018
Basic and diluted earnings per common share:
Earnings per common share from continuing operations	$0.10	$(0.02)	$0.08
Earnings per common share from discontinued operations	$0.03	$—	$0.03
Earnings per common share	$0.13	$(0.02)	$0.11
Weighted average common shares outstanding	85,533	—	85,533
Weighted average common and common equivalent shares outstanding	85,535	—	85,535

The effects of the error on the consolidated statement of cash flows for the three months ended March 31, 2006 were not material.

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

As permitted under the applicable rules and regulations of the Securities and Exchange Commission, the consolidated financial statements do not include all disclosures normally included with audited consolidated financial statements and, accordingly, should be read together with the audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2005, which we have filed with the Securities and Exchange Commission. The consolidated statements of operations presented in the accompanying consolidated financial statements are not necessarily representative of operations for an entire year.

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

Income Taxes

Our income tax provision for all periods consists of federal and state income taxes. The tax provision for the three months ended March 31, 2006 is based on the estimated effective tax rate applicable for the full year, which is expected to be 48.1%. Our effective income tax rate differs from the federal statutory rate of 35% and can vary from period to period due to fluctuations in operating results, new or revised tax legislation and accounting pronouncements and state income taxes. Both the first quarter and estimated annual 2006 effective rates are higher than the statutory rate due primarily to the impact of state income taxes and certain items not deductible for tax purposes.

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

6. EARNINGS PER SHARE:

The following table reconciles income (numerator) and shares (denominator) used in our computations of earnings per share for the three months ended March 31, 2006 and 2005 (in thousands):

	As of March 31,
	2006	2005
	(Restated - See Note 1)
Income (Numerator)
Income from continuing operations	$7,076	$8,448
Income from discontinued operations, including gain on sale of broadcast assets related to discontinued operations	$2,942	$2,861
Net income	10,018	11,309
Preferred stock dividends	—	(2,502)
Net income available to common shareholders	$10,018	$8,807

Shares (Denominator)
Weighted average common shares outstanding	85,533	85,235
Dilutive effect of outstanding stock options	2	1
Weighted average common and common equivalent shares outstanding	85,535	85,236

We applied the treasury stock method to measure the dilutive effect of our outstanding stock options and include the respective common share equivalents in the denominator of the diluted EPS computation. For each of the three months ended March 31, 2006 and 2005, our 6% Convertible Debentures, due 2012, and 4.875% Convertible Senior Subordinated Notes, due 2018, were anti-dilutive; therefore, they were not included in the computation of diluted EPS.

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

CONDENSED CONSOLIDATED BALANCE SHEET
AS OF MARCH 31, 2006
(In thousands) (Unaudited) (Restated - See Note 1)

		Guarantor Subsidiaries
	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	KDSM, LLC	Non-Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Cash	$—	$6,232	$54	$1,467	$—	$7,753
Accounts receivable	142	112,951	1,219	3,864	—	118,176
Other current assets	1,645	67,147	796	4,536	—	74,124
Total current assets	1,787	186,330	2,069	9,867	—	200,053

Property and equipment, net	9,069	278,968	4,306	3,455	—	295,798

Investment in consolidated subsidiaries	518,275	—	—	—	(518,275)	—
Other long-term assets	19,435	62,055	847	6,382	(3,016)	85,703
Total other long-term assets	537,710	62,055	847	6,382	(521,291)	85,703

Acquired intangible assets	—	1,608,879	5,544	57,470	—	1,671,893

Total assets	$548,566	$2,136,232	$12,766	$77,174	$(521,291)	$2,253,447

Accounts payable and accrued liabilities	$13,760	$51,574	$335	$6,375	$—	$72,044
Current portion of long-term debt	910	2,381	—	33,500	—	36,791
Other current liabilities	—	78,215	1,277	701	—	80,193
Total current liabilities	14,670	132,170	1,612	40,576	—	189,028

Long-term debt	282,829	1,111,541	2,339	—	—	1,396,709
Other liabilities	(1,867)	413,806	1,608	4,245	(3,016)	414,776
Total liabilities	295,632	1,657,517	5,559	44,821	(3,016)	2,000,513

Common stock	856	—	—	—	—	856
Additional paid-in capital	594,941	571,204	17,056	79,352	(667,612)	594,941
Accumulated deficit	(342,863)	(92,489)	(9,849)	(46,999)	149,337	(342,863)
Total shareholders’ equity	252,934	478,715	7,207	32,353	(518,275)	252,934
Total liabilities and shareholders’ equity	$548,566	$2,136,232	$12,766	$77,174	$(521,291)	$2,253,447

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

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2006
(In thousands) (Unaudited) (Restated - See Note 1)

		Guarantor Subsidiaries
	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	KDSM, LLC	Non-Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Net revenue	$—	$157,700	$2,030	$3,737	$—	$163,467

Program and production	—	37,668	441	—	—	38,109
Selling, general and administrative	177	38,557	595	623	—	39,952
Depreciation, amortization and other operating expenses	559	44,466	907	4,118	—	50,050
Total operating expenses	736	120,691	1,943	4,741	—	128,111

Operating (loss) income	(736)	37,009	87	(1,004)	—	35,356

Equity in earnings of subsidiaries	9,610	—	—	—	(9,610)	—
Interest income	—	45	—	1	—	46
Interest expense	(5,160)	(23,915)	(67)	(568)	—	(29,710)
Other income (expense)	5,903	2,439	127	(524)	—	7,945
Total other income (expense)	10,353	(21,431)	60	(1,091)	(9,610)	(21,719)

Income tax (provision) benefit	401	(7,187)	—	225	—	(6,561)
Income from discontinued operations, net of taxes	—	1,168	—	—	—	1,168
Gain from sale of discontinued operations, net of taxes	—	1,774	—	—	—	1,774
Net income (loss)	$10,018	$11,333	$147	$(1,870)	$(9,610)	$10,018

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

The following table sets forth certain operating data for the three months ended March 31, 2006 and 2005:

STATEMENT OF OPERATIONS DATA
(in thousands, except per share data)

	2006 (a)	2005 (a)
Statement of Operations Data:
Net broadcast revenues (b)	$147,925	$144,428
Revenues realized from station barter arrangements	11,805	14,511
Other operating divisions’ revenues	3,737	4,921
Total revenues	163,467	163,860

Station production expenses	38,109	37,924
Station selling, general and administrative expenses	34,146	34,777
Expenses recognized from station barter arrangements	10,825	13,405
Amortization of program contract costs and net realizable value adjustments	18,623	17,119
Depreciation and amortization expenses (c)	16,613	17,553
Other operating divisions’ expenses	3,989	5,053
Corporate general and administrative expenses	5,806	5,453
Operating income	35,356	32,576

Interest expense and amortization of debt discount and deferred financing costs	(29,710)	(28,971)
Interest income	46	121
Loss from sale of assets	(287)	(11)
Loss from extinguishment of debt	(623)	—
Unrealized gain from derivative instruments	2,881	8,899
Income from equity and cost investees	6,099	1,179
Other (expense) income, net	(125)	76
Income from continuing operations before income taxes	13,637	13,869
Income tax provision	(6,561)	(5,421)
Income from continuing operations	7,076	8,448

Discontinued Operations:
Income from discontinued operations, net of taxes	1,168	2,861
Gain from discontinued operations, net of taxes	1,774	—
Net income	$10,018	$11,309
Net income available to common shareholders	$10,018	$8,807

Basic and Diluted Earnings Per Common Share:
Earnings per common share from continuing operations	$0.08	$0.07
Earnings per common share from discontinued operations	$0.03	$0.03
Earnings per common share	$0.11	$0.10
Weighted average common shares outstanding	85,533	85,235
Weighted average common and common equivalent shares outstanding	85,535	85,236
Dividends declared per common share	$0.10	$0.05

	March 31, 2006 (a)	December 31, 2005 (a)
Balance Sheet Data:
Cash and cash equivalents	$7,753	$9,655
Total assets	$2,253,447	$2,283,305
Total debt (d)	$1,433,500	$1,450,738
Total shareholders’ equity	$252,934	$249,722

(a)             Amounts for 2006 have been restated. See Note 1. Summary of Significant Accounting Policies, in the Notes to our Unaudited Consolidated Financial Statements, for additional information.

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

Results of Operations — an analysis of our revenues and expenses for the first quarter 2006, as restated for certain expenses, and 2005, including comparisons between quarters and expectations for the second quarter 2006; and

Liquidity and Capital Resources — an analysis of our cash flows from or used in operating activities, investing activities and financing activities and an update of our Bond repurchases during the quarter.

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

•                  Basic and diluted earnings per share were $0.11 in the first quarter of 2006 versus $0.10 in the same period of 2005;

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

The following table presents our significant expense categories for the three months ended March 31, 2006 and 2005 (in millions):

	For the Three Months Ended March 31,
	2006	2005	Percent Change

Station production expenses	$38.1	$37.9	0.5%
Station selling, general and administrative expenses	$34.1	$34.8	(2.0)%
Amortization of program contract costs and net realizable value adjustments	$18.6	$17.1	8.8%
Depreciation of property and equipment	$12.3	$13.0	(5.4)%
Corporate general and administrative expenses	$5.8	$5.5	5.5%
Amortization of definite-lived intangible assets and other assets	$4.3	$4.5	(4.4)%
Interest expense (a)	$29.7	$29.0	2.4%
Unrealized gain from derivative instruments	$2.9	$8.9	(67.4)%
Income from equity and cost investees	$6.1	$1.2	408.3%
Income tax provision (a)	$6.6	$5.4	22.2%

(a)             Amounts for 2006 have been restated.  See Note 1. Summary of Significant Accounting Policies, in the Notes to our Unaudited Consolidated Financial Statements, for additional information.

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

Interest Expense. Interest expense presented in the financial statements is related to continuing operations. Interest expense increased $0.7 million during the first quarter 2006 when compared to 2005. The increase is due to the accretion of a debt discount due to the exchange of our Series D Convertible Exchangeable Preferred Stock for Convertible Debentures in the second quarter of 2005, offset by a decrease of interest related to derivative instruments. We expect interest expense net of interest income to decrease in the second quarter 2006 to approximately $28.0 million, assuming no changes in the current interest rate yield curve and no changes in our current debt levels and the June 2006 expiration of two interest rate swap agreements that have notional amounts totaling $575.0 million.

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

Income Tax Provision. The income tax provision from continuing operations increased as a result of an increase in pre-tax income and the effective tax rate. The effective tax rate for the quarter ended March 31, 2006 was 48.1% as compared to 39.1% during the same period in 2005. The increase in the effective tax rate is primarily due to greater valuation allowance on state net operating losses booked in the first quarter 2006 as compared to the same period in 2005.

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

As described in this report and in our previous Exchange Act reports, disclosure controls and procedures can only provide reasonable assurance that information required to be disclosed by us in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules. Our management believes that, notwithstanding that an incorrect judgment, with which our independent auditors concurred, regarding a technical accounting issue led to an error requiring the restatement, under the circumstances described below and in the Restatement 8-K, the error is not indicative of inadequate disclosure controls and procedures.  Management believes that the procedures it has in place to produce and report financial statements in accordance with GAAP did provide and continue to provide reasonable assurance as defined in the Commission's rules.

In connection with the restatement, our Chief Executive Officer and our Chief Financial Officer considered the effect of the error on the adequacy of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q for the period ended March 31, 2006.

The certifying officers determined that the error had no effect on the adequacy of our disclosure controls and procedures as of March 31, 2006.

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

SINCLAIR BROADCAST GROUP, INC.

By:	/s/ David R. Bochenek
David R. Bochenek
Vice President/Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number		Description

31.1	†	Certification by David D. Smith, as Chairman and Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241)

31.2	†	Certification by David B. Amy, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241)

31.3		Certification by David D. Smith, as Chairman and Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C § 7241)

31.4		Certification by David B. Amy, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241)

32.1	†	Certification by David D. Smith, as Chairman and Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C § 1350)

32.2	†	Certification by David B. Amy, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C § 1350)

32.3		Certification by David D. Smith, as Chairman and Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C § 1350)

32.4		Certification by David B. Amy, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C § 1350)

†                      Previously filed