Form 10-Q
period 2006-09-30
SINCLAIR BROADCAST GROUP INC
filed 2006-11-09
CIK 912752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Yes ☐                    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Number of shares outstanding as of
Title of each class	November 3, 2006
Class A Common Stock	47,393,356
Class B Common Stock	38,348,331

SINCLAIR BROADCAST GROUP, INC.

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2006

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of September 30,	As of December 31,
	2006	2005
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$32,495	$9,655
Accounts receivable, net of allowance for doubtful accounts of $3,773 and $4,596, respectively	118,004	127,913
Affiliate receivable	4,263	14
Current portion of program contract costs	74,728	51,528
Income taxes receivable	2,581	—
Prepaid expenses and other current assets	8,938	17,616
Deferred barter costs	2,942	2,027
Assets held for sale	—	3,678
Deferred tax assets	9,446	10,591
Total current assets	253,397	223,022

PROGRAM CONTRACT COSTS, less current portion	59,302	36,494
PROPERTY AND EQUIPMENT, net	283,732	304,355
GOODWILL, net	1,017,524	1,040,234
BROADCAST LICENSES, net	409,620	409,620
DEFINITE-LIVED INTANGIBLE ASSETS, net	212,820	224,673
OTHER ASSETS	37,788	44,907
Total assets	$2,274,183	$2,283,305

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,543	$3,799
Income taxes payable	—	2,662
Accrued liabilities	79,508	84,623
Current portion of notes payable, capital leases and commercial bank financing	33,848	33,802
Current portion of notes and capital leases payable to affiliates	4,238	4,135
Current portion of program contracts payable	94,196	88,510
Deferred barter revenues	3,230	2,501
Deferred gain on sale of broadcast assets	—	3,249
Liabilities held for sale	—	1,407
Total current liabilities	217,563	224,688

LONG-TERM LIABILITIES:
Notes payable, capital leases and commercial bank financing, less current portion	1,354,432	1,397,649
Notes payable and capital leases to affiliates, less current portion	15,179	15,152
Program contracts payable, less current portion	103,438	65,239
Deferred tax liabilities	284,186	277,451
Other long-term liabilities	31,586	52,438
Total liabilities	2,006,384	2,032,617

MINORITY INTEREST IN CONSOLIDATED ENTITIES	728	966

SHAREHOLDERS’ EQUITY:
Class A Common Stock, $.01 par value, 500,000,000 shares authorized, 47,375,788 and 47,122,407 shares issued and outstanding, respectively	474	471
Class B Common Stock, $.01 par value, 140,000,000 shares authorized, 38,348,331 shares issued and outstanding, convertible into Class A Common Stock	383	383
Additional paid-in capital	595,372	593,259
Accumulated deficit	(329,158)	(344,391)
Total shareholders’ equity	267,071	249,722
Total liabilities and shareholders’ equity	$2,274,183	$2,283,305

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
REVENUES:
Station broadcast revenues, net of agency commissions	$152,362	$149,027	$464,058	$456,572
Revenues realized from station barter arrangements	12,772	12,039	38,206	41,551
Other operating divisions’ revenues	3,324	4,724	14,753	15,160
Total revenues	168,458	165,790	517,017	513,283

OPERATING EXPENSES:
Station production expenses	36,148	35,605	111,342	112,597
Station selling, general and administrative expenses	34,853	34,541	103,633	103,691
Expenses recognized from station barter arrangements	11,451	11,158	34,779	38,447
Amortization of program contract costs and net realizable value adjustments	24,122	18,587	65,428	52,131
Other operating divisions’ expenses	3,346	3,699	15,108	14,000
Depreciation of property and equipment	10,907	12,175	35,881	38,337
Corporate general and administrative expenses	5,141	5,259	17,059	15,345
Amortization of definite-lived intangible assets and other assets	4,435	4,475	13,195	13,529
Total operating expenses	130,403	125,499	396,425	388,077
Operating income	38,055	40,291	120,592	125,206

OTHER INCOME (EXPENSE):
Interest expense and amortization of debt discount and deferred financing costs	(28,448)	(31,113)	(86,783)	(88,950)
Interest income	913	187	1,263	416
Gain (loss) from sale of assets	4	(69)	(265)	(69)
Loss from extinguishment of debt	(25)	—	(904)	(1,631)
Unrealized gain from derivative instruments	—	5,761	2,907	17,487
Income (loss) from equity and cost investees	57	24	6,192	(389)
Other (expense) income, net	(34)	206	448	755
Total other expense	(27,533)	(25,004)	(77,142)	(72,381)
Income from continuing operations before income taxes	10,522	15,287	43,450	52,825

INCOME TAX BENEFIT (PROVISION)	12,318	(2,267)	(2,741)	(16,008)
Income from continuing operations	22,840	13,020	40,709	36,817
DISCONTINUED OPERATIONS:
(Loss) income from discontinued operations, net of related income tax (provision) benefit of ($275), ($343), $329 and ($2,413), respectively	(275)	701	383	4,841
Gain from discontinued operations, net of related income tax (provision) benefit of $0, ($10,494), $259 and ($80,002), respectively	—	17,508	1,774	146,024
NET INCOME	22,565	31,229	42,866	187,682
PREFERRED STOCK DIVIDENDS	—	—	—	(5,004)
EXCESS OF PREFERRED STOCK CARRYING VALUE OVER REDEMPTION VALUE	—	—	—	26,201
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$22,565	$31,229	$42,866	$208,879
BASIC AND DILUTED EARNINGS PER COMMON SHARE:
Basic earnings per share from continuing operations	$0.27	$0.15	$0.48	$0.68
Basic earnings per share from discontinued operations	$—	$0.21	$0.03	$1.76
Basic earnings per share	$0.26	$0.36	$0.50	$2.44
Diluted earnings per share from continuing operations	$0.26	$0.15	$0.48	$0.67
Diluted earnings per share from discontinued operations	$—	$0.21	$0.03	$1.64
Diluted earnings per share	$0.25	$0.36	$0.50	$2.31
Weighted average shares outstanding	85,719	85,428	85,650	85,353
Weighted average shares and equivalent shares outstanding	99,149	85,448	85,655	92,065
Dividends declared per share	$0.125	$0.075	$0.325	$0.200

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006
(in thousands) (Unaudited)

	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity

BALANCE, December 31, 2005	$471	$383	$593,259	$(344,391)	$249,722
Dividends declared on Class A and Class B Common Stock	—	—	—	(27,633)	(27,633)
Class A Common Stock issued pursuant to stock-based compensation plans	3	—	2,113	—	2,116
Net income	—	—	—	42,866	42,866
BALANCE, September 30, 2006	$474	$383	$595,372	$(329,158)	$267,071

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (Unaudited)

	Nine Months Ended September 30,
	2006	2005

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$42,866	$187,682
Adjustments to reconcile net income to net cash flows from operating activities:
Amortization of debt discount, net of debt premium	1,563	86
Depreciation of property and equipment	35,881	38,879
Recognition of deferred revenue	(5,728)	(3,706)
Accretion of capital leases	335	529
(Income) loss from equity and cost investees	(6,192)	389
Loss on sale of property	265	69
Gain on sale of broadcast assets related to discontinued operations	(2,659)	(226,026)
Unrealized gain from derivative instruments	(2,907)	(17,487)
Amortization of definite-lived intangible assets and other assets	13,195	13,551
Amortization of program contract costs and net realizable value adjustments	65,428	52,737
Amortization of deferred financing costs	1,953	1,933
Stock-based compensation	1,442	1,160
Loss from extinguishment of debt, non-cash portion	854	1,079
Amortization of derivative instruments	403	404
Deferred tax provision related to operations	7,750	24,376
Deferred tax (benefit) provision related to discontinued operations	(1,177)	31,874
Net effect of change in deferred barter revenues and deferred barter costs	(186)	(247)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in accounts receivable, net	9,957	13,280
Increase in affiliate receivable	(4,250)	—
Decrease in taxes receivable	(3,040)	624
Decrease in prepaid expenses and other current assets	8,718	7,101
Decrease in other long-term assets	500	5,221
Decrease in accounts payable and accrued liabilities	(1,513)	(22,083)
Increase in income taxes payable	7,822	17,627
Decrease in other long-term liabilities	(2,267)	(1,272)
Decrease in minority interest	(57)	(334)
Dividends and distributions from equity and cost investees	6,355	1,707
Payments on program contracts payable	(68,170)	(79,103)
Net cash flows from operating activities	107,141	50,050
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(13,492)	(12,240)
Payments for acquisition of television stations	(1,710)	(11,040)
Investments in equity and cost investees	(153)	(970)
Proceeds from the sale of assets	1,394	59
Proceeds from the sale of broadcast assets related to discontinued operations	1,400	295,190
Proceeds from the sale of equity investees	—	21,500
Proceeds from insurance settlement	—	404
Loans to affiliates	(107)	(95)
Proceeds from loans to affiliates	105	93
Net cash flows (used in) from investing activities	(12,563)	292,901
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	75,000	35,500
Repayments of notes payable, commercial bank financing and capital leases	(114,294)	(346,279)
Proceeds from exercise of stock options	—	73
Payments for deferred financing costs	—	(1,913)
Dividends paid on Series D Convertible Exchangeable Preferred Stock	—	(5,004)
Dividends paid on Class A and Class B Common Stock	(25,458)	(12,803)
Payments for derivative terminations	(3,750)	—
Repayments of notes and capital leases to affiliates	(3,236)	(4,890)
Net cash flows used in financing activities	(71,738)	(335,316)
NET INCREASE IN CASH AND CASH EQUIVALENTS	22,840	7,635
CASH AND CASH EQUIVALENTS, beginning of period	9,655	10,491
CASH AND CASH EQUIVALENTS, end of period	$32,495	$18,126

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of Sinclair Broadcast Group, Inc. and those of our wholly-owned and majority-owned subsidiaries and variable interest entities where we are deemed the primary beneficiary.  Minority interest represents a minority owner’s proportionate share of the equity in certain of our consolidated entities.  All significant intercompany transactions and account balances have been eliminated in consolidation.

Discontinued Operations

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we reported the financial position and results of operations of KOVR-TV in Sacramento, California, KSMO-TV in Kansas City, Missouri and WEMT-TV in Tri-Cities, Tennessee as discontinued operations in the accompanying consolidated balance sheets and consolidated statements of operations.  Discontinued operations have not been segregated in the consolidated statements of cash flows; therefore, amounts for certain captions will not agree with the accompanying consolidated balance sheets and consolidated statements of operations.  The operating results of KOVR, KSMO and WEMT are not included in our consolidated results from continuing operations for the three and nine months ended September 30, 2006 and 2005.  In accordance with Emerging Issues Task Force Issue (EITF) No. 87-24, Allocation of Interest to Discontinued Operations, we have allocated $3.6 million of interest expense to discontinued operations for the nine months ended September 30, 2005.  No interest expense was allocated for the three months ended September 30, 2006 and 2005 and for the nine months ended September 30, 2006.  See Note 9. Discontinued Operations, for additional information.

Interim Financial Statements

The consolidated financial statements for the three and nine months ended September 30, 2006 and 2005 are unaudited.  In the opinion of management, such financial statements have been presented on the same basis as the annual consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows for these periods.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the effect this statement will have on our consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. It prescribes the minimum recognition threshold a tax position must meet before being recognized in the financial statements and also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  In addition, FIN 48 replaces income tax guidance from FASB Statement No. 5, Accounting for Contingencies.  This interpretation will be effective beginning on January 1, 2007.  We are currently evaluating the effect FIN 48 will have on our consolidated financial statements.

On January 1, 2006, we adopted SFAS No. 123R, Share-Based Payment (SFAS 123R).  SFAS 123R requires us to expense the fair value of grants of various stock-based compensation programs over the vesting period of the awards.  We elected to adopt the “Modified Prospective Application” transition method which does not result in the restatement of previously issued consolidated financial statements.  For additional information regarding our accounting under SFAS 123R, see Note 2. Stock-Based Compensation.

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

Network Compensation

On January 24, 2006, CBS Corporation (CBS) and Warner Bros. Entertainment (Warner Bros.) announced their intent to merge the operations of their respective networks, UPN and The WB, under a broadcasting network to be called The CW.  On August 1, 2004, we entered into an affiliation agreement with UPN (for six stations) that was set to expire July 31, 2007.  The agreement was for the networks to produce and distribute programming in exchange for each station’s commitment to air the programming at specified times and for commercial announcement time during programming.  Under this agreement, UPN was to pay us a fixed amount as revenue for each station during the first two years, in equal installments at the beginning of each month.  No payment was due from UPN in the third year of the agreement.  The amount received from UPN had been recognized over the term of the agreement and a pro-rata portion of the revenue had been deferred to be recognized in the third year.

On May 2, 2006, we entered into a Release and Settlement Agreement with The WB and UPN, in which we released The WB and UPN, and The WB and UPN released us, from any claims or other liabilities we or The WB or UPN may have arising out of or in connection with (a) any agreement, including any affiliation agreements entered into by us with The WB or UPN, and (b) any services previously performed by any one of the parties to the Release and Settlement Agreement for any other party to the Release and Settlement Agreement.  As a result of this agreement, we have changed the revenue recognition period from an end date of July 31, 2007 to an end date of September 30, 2006, when UPN ceased broadcasting.  For the three and nine months ended September 30, 2006, we recorded UPN network compensation of $0.2 million and $0.5 million, respectively.

Restructuring Costs

During the nine months ended September 30, 2006, we incurred costs associated with restructuring the news operations at certain of our stations.  Specifically, on or before March 31, 2006, we ceased our locally produced news broadcasts in nine of our markets and consequently let go our news employees and cancelled our news-related contracts.  The total one-time employee benefit costs related to this restructuring were $0.5 million and the total one-time contract cancellation and other exit costs were $0.5 million, all of which were recorded as station production expenses for the three months ended March 31, 2006.

The major components of the restructuring charges and the remaining accrual balance related to the restructuring plan as of September 30, 2006 follow (in thousands):

	Salary and Severance Costs	Contract Expenses	Other Exit Costs	Total
Balance at December 31, 2005	$—	$—	$—	$—
Restructuring charges	525	362	274	1,161
Amounts utilized	(342)	(7)	(47)	(396)
Balance at March 31, 2006	$183	$355	$227	$765
Restructuring charges	—	3	27	30
Amounts utilized	(183)	(175)	(157)	(515)
Balance at June 30, 2006	$—	$183	$97	$280
Restructuring charges	—	—	—	—
Amounts utilized	—	(67)	(48)	(115)
Balance at September 30, 2006	$—	$116	$49	$165

Reclassifications

Certain reclassifications have been made to the prior periods’ consolidated financial statements to conform with the current period’s presentation.

2.              STOCK-BASED COMPENSATION:

Description of Awards

We have five types of stock-based compensation awards: compensatory stock options (options), restricted stock awards (RSAs), an employee stock purchase plan (ESPP), employer matching contributions (the Match) for participants in our 401(k) plan and stock grants to our non-employee directors.  Below is a summary of the key terms and methods of valuation of our stock-based compensation awards:

Options.  In June 1996, our Board of Directors adopted, upon approval of the shareholders by proxy, the 1996 Long-Term Incentive Plan (LTIP).  The purpose of the LTIP is to reward key individuals for making major contributions to our success and the success of our subsidiaries and to attract and retain the services of qualified and capable employees.  Options granted pursuant to the LTIP must be exercised within 10 years following the grant date.  A total of 14,000,000 shares of Class A Common Stock are reserved for awards under this plan.  As of September 30, 2006, 9,913,684 shares (including forfeited shares) were available for future grants.

On April 21, 2005, we accelerated the vesting of 390,039 stock options, which were all of our outstanding unvested options at that time.  We accelerated the vesting of these options to prevent recognizing an expense of approximately $0.8 million, before taxes, in 2006 and future periods.  The acceleration of the vesting resulted in a modification to the original options.  In accordance with FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock-Based Compensation (FIN 44), we recorded an immaterial compensation charge based on the intrinsic value of the awards (as defined by FIN 44) as measured on the modification date.  The exercise prices of these options range from $7.39 to $15.19 per share and there was no material impact to earnings as a result of this acceleration because most options had an exercise price that was above the trading price on the vesting date.  We have not issued any options subsequent to accelerating the vesting.  There were no options exercised during the nine months ended September 30, 2006.

 The summary of changes in outstanding options included in the footnotes to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2005, as amended, included information related to these plans.  The following is a summary of changes in outstanding stock options:

	Options	Weighted-Average Exercise Price	Exercisable	Weighted-Average Exercise Price
Outstanding at end of 2005	6,352,720	$15.78	6,352,720	$15.78
2006 Activity:
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(3,107,570)	$15.08	—	—
Outstanding at September 30, 2006	3,245,150	$16.24	3,245,150	$16.24

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

RSAs.  RSAs are granted to employees pursuant to the LTIP.  RSAs have certain restrictions that lapse over three years at 25%, 25% and 50%, respectively.  As the restrictions lapse, the stock may be freely traded on the open market.  On April 3, 2006, we awarded 40,000 RSAs that had a fair value of $7.81 per share, which was the value of the stock on the trading date immediately prior to the grant date.  For the three and nine months ended September 30, 2006, we recorded expense of less than $0.1 million and we will continue to record an expense related to this grant using a straight-line methodology over the 3-year lapse period.  This expense will reduce our consolidated income, but it will have no effect on our consolidated cash flows.  Additionally, any RSAs for which the restrictions have lapsed will be included in total shares outstanding, which will have a dilutive effect on our basic earnings per share.  Any RSAs for which the restrictions have not lapsed will be included in total equivalent shares outstanding, based on the treasury stock method, which could have a dilutive effect on our diluted earnings per share.

ESPP.  In March 1998, the Board of Directors adopted, subject to approval of the shareholders, the ESPP.  The ESPP provides our employees with an opportunity to become shareholders through a convenient arrangement for purchasing shares of Class A Common Stock.   On the first day of each payroll deduction period, each participating employee receives options to purchase a number of shares of our common stock with money that is withheld from his or her paycheck. The number of shares available to the participating employee is determined at the end of the payroll deduction period by dividing the total amount of money withheld during the payroll deduction period by the exercise price of the options (as described below). Options granted under the ESPP to employees are automatically exercised to purchase shares on the last day of the payroll deduction period unless the participating employee has, at least thirty days earlier, requested that his or her payroll contributions stop.  Any cash accumulated in an employee’s account for a period in which an employee elects not to participate is distributed to the employee.

The initial exercise price for options under the ESPP is 85% of the lesser of the fair market value of the common stock as of the first day of the payroll deduction period and as of the last day of that period. No participant can purchase more than $25,000 worth of our common stock over all payroll deduction periods ending during the same calendar year.  We value the stock options under the ESPP using the Black-Scholes option pricing model, which incorporates the following assumptions as of September 30, 2006:

2006
Risk-free interest rate	5.48%
Expected life	91 days
Expected volatility	27.30%
Annual dividend yield	5.78%

We use the Black-Scholes model as opposed to a lattice pricing model because employee exercise patterns are not relevant to this plan.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.  The expected life is based on the approximate number of days in the quarter.  The expected volatility is based on our historical stock prices over the previous 90-day period.  The annual dividend yield is based on the annual dividend per share divided by the share price on the grant date.

The stock-based compensation expense recorded related to the ESPP for the three and nine months ended September 30, 2006 was less than $0.1 million and $0.1 million, respectively.  Less than 0.1 million shares were issued to employees in each period.  This expense reduced our consolidated income, but it had no effect on our consolidated cash flows.  Additionally, options issued under the ESPP are included in the total shares outstanding at the end of each period, which results in a dilutive effect on our basic and diluted earnings per share.

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

The value of the Match is based on the level of elective deferrals into the 401(k) plan.  The amount of shares of our Class A Common Stock used to make the Match is determined using the closing price on or about March 1st of each year for the previous calendar year’s Match.  The Match is equal to a maximum of 50% of the first 4% of elective deferrals by eligible employees.  On March 7, 2006, we made the 2005 Match of $1.5 million of 182,868 shares of Class A Common Stock.  Additionally, we have recorded an expense related to the 2006 Match of $0.4 million and $1.2 million for the three and nine months ended September 30, 2006, respectively, which will be made using our Class A Common Stock in March 2007.  There has been no change in the method of accounting for the Match as a result of adopting SFAS 123R.  Therefore, there will be no changes in the effect of the Match on our consolidated income, cash flows and basic and diluted earnings per share in future periods as compared to previous periods.

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

Compensation Summary

A brief description of the compensation recorded in the consolidated statements of operations is as follows for each type of stock-based compensation award:

Options.  For each of the three and nine months ended September 30, 2006, we did not record any expense related to our outstanding options.  All options were previously vested, as disclosed above, and no options were awarded during the period.  See 2005 Pro-Forma Compensation below for our accounting treatment during the three and nine months ended September 30, 2005.

RSAs.  For each of the three and nine months ended September 30, 2006, we recorded less than $0.1 million of compensation expense related to RSAs.  We did not issue any RSAs in 2005.

ESPP.  For the three and nine months ended September 30, 2006, we recorded less than $0.1 million and $0.1 million, respectively, in compensation expenses related to our ESPP.  See 2005 Pro-Forma Compensation below for our accounting treatment during the three and nine months ended September 30, 2005.

Match.  For the three months ended September 30, 2006 and 2005, we recorded $0.4 million and $0.5 million, respectively.  For each of the nine months ended September 30, 2006 and 2005, we recorded $1.2 million in compensation expenses related to our Match.

Stock Grants to Non-Employee Directors.  For the nine months ended September 30, 2006, we recorded less than $0.1 million in compensation expenses related to stock grants to non-employee directors.  We did not record any compensation expenses related to stock grants to non-employee directors for the three months ended September 30, 2006.

We have accounted for stock-based compensation in accordance with interpretive guidance provided by the Securities and Exchange Commission in Staff Accounting Bulletin No. 107.  The following table presents the stock-based compensation classified as station production, station selling, general and administrative and corporate general and administrative expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Station production expenses	$36,007	$35,416	$110,904	$112,170
Stock-based compensation	141	189	438	427
Station production expenses, as reported	$36,148	$35,605	$111,342	$112,597

Station selling, general and administrative expenses	$34,631	$34,288	$102,956	$103,123
Stock-based compensation	222	253	677	568
Station selling, general and administrative expenses, as reported	$34,853	$34,541	$103,633	$103,691

Corporate general and administrative expenses	$5,082	$5,199	$16,732	$15,180
Stock-based compensation	59	60	327	165
Corporate general and administrative expenses, as reported	$5,141	$5,259	$17,059	$15,345

2005 Pro-Forma Compensation

For the three and nine months ended September 30, 2005, we applied the intrinsic value method of accounting for stock options as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, which was permitted by SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123).  Accordingly, no expense was recognized for our options or shares granted under the ESPP.  Had compensation expense related to our stock options and shares under the ESPP been determined consistent with SFAS 123, our net income available to common shareholders for the three and nine months ended September 30, 2005 would approximate the pro forma amounts below (in thousands, except per share data):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2005	2005

Net income available to common shareholders	$31,229	$208,879
Add: Stock-based employee compensation expense included in net income, net of related tax effects	428	808
Less: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(467)	(1,547)
Net income available to common shareholders, pro forma	$31,190	$208,140

Earnings per share:
Basic — as reported	$0.36	$2.44
Diluted — as reported	$0.36	$2.31
Basic — pro forma	$0.36	$2.44
Diluted — pro forma	$0.36	$2.30

We have computed, for pro forma disclosure purposes, the value of all options granted during the three and nine months ended September 30, 2005, using the Black-Scholes option pricing model as prescribed by SFAS 123 using the following weighted average assumptions:

2005
Risk-free interest rate	3.10%
Expected lives	5 years
Expected volatility	48.0%
Dividend yield	2.2%
Weighted average fair value	$5.48

3.              COMMITMENTS AND CONTINGENCIES:

Litigation

We are a party to lawsuits and claims from time to time in the ordinary course of business.  Actions currently pending are in various preliminary stages and no judgments or decisions have been rendered by hearing boards or courts in connection with such actions.  After reviewing developments to date with legal counsel, our management is of the opinion that the outcome of our pending and threatened matters will not have a material adverse effect on our consolidated financial statements.

In October 2006, Mediacom Communications Corporation (Mediacom) filed a complaint and motion for preliminary injunction in federal court asserting that we had violated the federal antitrust laws, conducted tortuous interference with contracts and business expectations and engaged in unfair competition.  We responded to and opposed the filings.  Subsequently, the court issued an order denying Mediacom’s motion seeking an injunction to permit it to continue to retransmit the signals of certain of our television stations after Mediacom’s contractual right to do so terminates on November 30, 2006.  Mediacom has appealed the decision.  Mediacom has also filed with the Federal Communication Commission (FCC) (1) an Opposition to all of our pending license renewal applications, and (2) a complaint alleging violations by us of our obligation to negotiate retransmission consent in good faith.  We have filed an opposition to the license renewal Opposition filed by Mediacom, a letter addressing the good faith complaint and will shortly be filing a formal response to Mediacom’s good faith complaint.

Network Affiliation Agreements

Beginning in September 2006, our 58 television stations that we own and operate, or to which we provide programming services or sales services, are affiliated as follows: FOX (19 stations); MyNetworkTV (17 stations); ABC (10 stations); The CW (9 stations); CBS (2 stations) and NBC (1 station).  We no longer have independent stations.  Prior to September 2006, of the 58 television stations that we owned and operated, or to which we provided programming services or sales services, 56 were affiliated as follows: FOX (19 stations); WB (18 stations); ABC (10 stations); UPN (6 stations); CBS (2 stations) and NBC (1 station).  The remaining two stations were independent.  The networks produce and distribute programming in exchange for each station’s commitment to air the programming at specified times and for commercial announcement time during programming.  The amount and quality of programming provided by each network varies.

On October 24, 2005, NBC informed us that they intend to terminate our affiliation with WTWC-TV in Tallahassee, Florida.  This notice is contractually required to avoid automatic renewal of the existing agreement which expires January 1, 2007.  NBC has stated it is willing to continue its affiliation with WTWC if revised terms and conditions can be agreed upon.  As of September 30, 2006, the net book value of this affiliation agreement was $2.2 million.  We continue to negotiate with NBC regarding our affiliation agreement.

On March 2, 2006, we entered into an agreement with Twentieth Television, Inc. to air MyNetworkTV primetime programming on 17 of our stations.  This agreement became effective on September 5, 2006 and expires on September 4, 2011.  We have concluded that this represents a network affiliation agreement for accounting purposes.  As of September 30, 2006, the net book value of the affiliation agreements related to our former WB and UPN affiliate stations that are now airing MyNetworkTV programming was $5.8 million.  The estimated fair value of the new affiliation exceeded the net book value of the terminated affiliation agreement and therefore, no loss was recognized accordingly.

On May 1, 2006, we entered into an agreement with FOX to renew all of our FOX affiliation agreements.  These agreements expire on March 6, 2012.  As of September 30, 2006, the net book value of these affiliation agreements was $35.2 million.

On May 2, 2006, we entered into an affiliation agreement with The CW Television Network to air their programming on nine of our stations.  This agreement became effective on September 1, 2006 and expires on August 31, 2010.  As of September 30, 2006, the net book value of the affiliation agreements related to our former WB affiliate stations that are now airing CW programming was $2.6 million.  The estimated fair value of the new affiliation exceeded the net book value of the terminated affiliation agreement and therefore, no loss was recognized accordingly.

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

In July 2006, as part of the FCC’s statutorily required quadrennial review of its media ownership rules, the FCC released a Further Notice of Proposed Rule Making seeking comment on how to address the issues raised by the Third Circuit’s decision, among other things, remanding the local television ownership rule.  The ultimate outcome of that proceeding could significantly impact our business.

When the FCC decided to attribute LMAs for ownership purposes in 1999, it grandfathered our LMAs that were entered into prior to November 5, 1996, permitting the applicable stations to continue operations pursuant to the LMAs until the conclusion of the FCC’s 2004 biennial review.  The FCC stated it would conduct a case-by-case review of grandfathered LMAs and assess the appropriateness of extending the grandfathering periods.  Subsequently, the FCC invited comments as to whether, instead of beginning the review of the grandfathered LMAs in 2004, it should do so in 2006.  The FCC did not initiate any review of grandfathered LMAs in 2004 and has not indicated it would do so as part of its 2006 quadrennial review.  We do not know when, or if, the FCC will conduct any such review of grandfathered LMAs.

License Grant and Renewal

In August 2006, the FCC sent a letter to us requesting information regarding the broadcast of video news releases by seven stations licensed to us without sponsorship identification in alleged violation of federal law and the FCC’s rules.  We timely responded and denied that the stations violated federal law or the FCC’s rules. None of our stations received any form of compensation for airing the video news releases.

4.              SUPPLEMENTAL CASH FLOW INFORMATION:

During the nine months ended September 30, 2006 and 2005, our supplemental cash flow information was as follows (in thousands):

	Nine Months Ended September 30,
	2006	2005

Income taxes paid related to continuing operations	$640	$673
Income taxes paid related to sale of discontinued operations	$4,028	$23,261
Income tax refunds received related to continuing operations	$4,938	$302
Income tax refunds received related to sale of discontinued operations	$6,670	$81
Interest paid	$74,917	$90,312
Payments related to extinguishment of debt	$50	$552

Non-cash barter and trade expense are presented in the consolidated statements of operations.  Non-cash transactions related to capital lease obligations were $3.3 million and $1.0 million for the nine months ended September 30, 2006 and 2005, respectively.

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

On April 20, 2006, we terminated two of our derivative instruments with a cash payment of $3.8 million, the aggregate fair value of the derivative liabilities on that date.  These swap agreements were accounted for as fair value hedges in accordance with SFAS 133 and changes in their fair market values were reflected as adjustments to the carrying value of the underlying debt that was being hedged.  Therefore, on the termination date, the carrying value of the underlying debt was adjusted to reflect the $3.8 million payment and that amount will be treated as a discount on the underlying debt that was being hedged and will be amortized over its remaining life, in accordance with SFAS 133.

On June 5, 2006, two of our derivative instruments expired.  These expired swap agreements did not qualify for hedge accounting treatment under SFAS 133 and, therefore, the changes in their fair market values were reflected in historical earnings as an unrealized gain from derivative instruments through the expiration date.  For the nine months ended September 30, 2006 and 2005, we recorded an unrealized gain of $2.9 million and $17.5 million, respectively.

As of September 30, 2006, we had two remaining derivative instruments.  These swap agreements are accounted for as fair value hedges in accordance with SFAS 133; therefore, any changes in their fair market value are reflected as adjustments to the carrying value of the underlying debt being hedged.  The notional amount of these swap agreements is $300.0 million and they expire on March 15, 2012.  The interest we pay is floating based on the three-month London Interbank Offered Rate (LIBOR) plus 2.28% and the interest we receive is at 8%.  The fair market value of these agreements is estimated by obtaining quotations from the international financial institution party to the contract.  This fair value is an estimate of the net amount that we would pay on September 30, 2006 if we cancelled the contracts or transferred them to other parties.  This amount was a net liability of $0.4 million on September 30, 2006 compared to a net asset of $4.6 million on December 31, 2005.

During May 2003, we completed an issuance of $150.0 million aggregate principal amount of 4.875% Convertible Senior Notes, due 2018.  Under certain circumstances, we will pay contingent cash interest to the holders of the convertible notes commencing on January 15, 2011.  This contingent cash interest feature is an embedded derivative which had a negligible fair value as of September 30, 2006.

6.              INCOME TAXES:

Our income tax provision for all periods consists of federal and state income taxes.  The tax provision for the three and nine months ended September 30, 2006 is based on the estimated effective tax rate applicable for the full year after taking into account discrete tax items.  Our estimated effective tax rate is expected to be 20.3% for 2006, including discrete items.  Our effective income tax rate differs from the federal statutory rate of 35.0% and can vary from period to period due to fluctuations in operating results, state income taxes, new or revised tax legislation and accounting pronouncements, expiration of applicable statutes of limitation and other discrete tax items.  Both the third quarter and estimated annual 2006 effective rates are significantly lower than the statutory rate primarily due to the release of discrete tax and related interest reserves, offset in part by an increase in our state net operating loss valuation allowance and an increase in our income tax provision as the result of a statute expiration.  Below is a more detailed explanation of these changes.

In the third quarter of 2006, the statute of limitations expired for the Federal income tax returns for 1999 through 2002.  As a result, we released $39.9 million of discrete tax and related interest reserves, of which $14.4 million was recorded as a reduction to goodwill, $0.2 million reduced other identifiable intangible assets and $25.3 million was recorded as a reduction of our income tax provision. We have adjusted goodwill and other identifiable intangibles to the extent the statute of limitations expired for the exposures related to items on which reserves were recorded in purchase accounting at the time of the related acquisitions.   In addition, during the third quarter we (1) received a net refund of approximately $4.3 million related to the abovementioned tax years which resulted in a reduction of goodwill and deferred tax assets of $8.3 million and $0.8 million, respectively, and an increase in income tax provision of $4.8 million and (2) recorded a $2.3 million adjustment for an over-accrual of 2005 income tax expense.  These amounts were offset in part by an increase in our state net operating loss valuation allowance of $8.2 million.

7.              EARNINGS PER SHARE:

The following table reconciles income (numerator) and shares (denominator) used in our computations of earnings per share for the three and nine months ended September 30, 2006 and 2005 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Income (Numerator)
Income from continuing operations	$22,840	$13,020	$40,709	$36,817
Income impact of assumed conversion of 4.875% Convertible Senior Notes, due 2018, net of taxes	1,097	—	—	3,291
Income impact of assumed conversion of 6% Convertible Debentures, due 2012, net of taxes	1,379	—	—	—
Preferred stock dividends	—	—	—	(5,004)
Excess of preferred stock carrying value over redemption value	—	—	—	26,201
Numerator for diluted earnings per common share from continuing operations	25,316	13,020	40,709	61,305
(Loss) income from discontinued operations, including gain on sale of broadcast assets related to discontinued operations, net of taxes	(275)	18,209	2,157	150,865
Numerator for diluted earnings per common share	$25,041	$31,229	$42,866	$212,170
Shares (Denominator)
Weighted average shares outstanding	85,719	85,428	85,650	85,353
Dilutive effect of outstanding stock options and restricted stock	7	20	5	7
Dilutive effect of 4.875% Convertible Senior Notes, due 2018	6,705	—	—	6,705
Dilutive effect of 6% Convertible Debentures, due 2012	6,718	—	—	—
Weighted average shares and equivalent shares outstanding	99,149	85,448	85,655	92,065

In each period presented, the numerators for basic earnings per share exclude the income impact of assumed conversions.  We apply the treasury stock method to measure the dilutive effect of our outstanding stock options and include the respective common share equivalents in the denominator of the diluted EPS computation.  For the nine months ended September 30, 2006 and the three months ended September 30, 2005, our 6% Convertible Debentures, due 2012 and 4.875% Convertible Senior Notes, due 2018 were anti-dilutive; therefore, they were not included in the computation of diluted EPS.  For the nine months ended September 30, 2005, our 6% Convertible Debentures, due 2012, were anti-dilutive; therefore, they were not included in the computation of diluted EPS.

8.              RELATED PARTY TRANSACTIONS:

From time to time, we charter aircraft owned by certain controlling shareholders.  We incurred less than $0.1 million related to these arrangements for each of the three months ended September 30, 2006 and 2005.  For each of the nine months ended September 30, 2006 and 2005, we incurred less than $0.1 million related to these arrangements.

Certain assets used by us and our operating subsidiaries are leased from Cunningham Communications Inc., Keyser Investment Group, Gerstell Development Limited Partnership and Beaver Dam, LLC (entities owned by our controlling shareholders).  Lease payments made to these entities were $1.2 million and $1.1 million for the third quarter 2006 and 2005, respectively.  Lease payments made to these entities were $3.6 million and $3.4 million for the nine months ended September 30, 2006 and 2005, respectively.

David D. Smith, our President and Chief Executive Officer, has a controlling interest in Atlantic Automotive Corporation and is a member of its board of directors.  Atlantic Automotive is a holding company which owns automobile dealerships and a leasing company.  We sold advertising time to Atlantic Automotive on our stations in Baltimore, Maryland and Norfolk, Virginia and received payments totaling $0.1 million and $0.3 million during the three and nine months ended September 30, 2006, respectively and $0.1 million and $0.4 million during the three and nine months ended September 30, 2005, respectively.  We paid $0.2 million and $0.9 million for vehicles and related vehicle services from Atlantic Automotive during the three and nine months ended September 30, 2006, respectively.  We paid $0.2 million and $0.7 million for vehicles and related vehicle services during the three and nine months ended September 30, 2005, respectively.

In August 1999, we established a small business investment company called Allegiance Capital Limited Partnership (Allegiance) with an investment of $2.4 million.  Our controlling shareholders and our Chief Financial Officer and Executive Vice President are also limited partners in Allegiance, along with Allegiance Capital Management Corporation (ACMC), the general partner.  ACMC controls all decision making, investing and management of operations of Allegiance in exchange for a monthly management fee based on actual expenses incurred which currently averages approximately $0.1 million and which is paid by the limited partners.  Allegiance distributed $6.0 million to us during fiscal 2006.  No distributions were received in 2005.  We have invested $9.2 million as of September 30, 2006 and we are committed to invest up to a total of $14.6 million.

In January 1999, we entered into a local marketing agreement (LMA) with Bay Television, Inc. (Bay TV), which owns the television station WTTA-TV in Tampa, Florida.  Our controlling shareholders own a substantial portion of the equity of Bay TV.  The LMA provides that we deliver television programming to Bay TV, which broadcasts the programming in return for a monthly fee to Bay TV of $143,500.  We must also make an annual payment equal to 50% of the adjusted annual broadcast cash flow of the station (as defined in the LMA) that is in excess of $1.7 million.  The additional payment is reduced by 50% of the adjusted broadcast cash flow of the station that was below zero in prior calendar years until that amount is recaptured.  Additional payments of $0.9 million were made during the nine months ended September 30, 2006.  An additional payment of $0.4 million was made during the nine months ended September 30, 2005 related to the excess adjusted broadcast cash flow for the year ended December 31, 2004.  Lease payments made to Bay TV were $0.4 million for each of the three months ended September 30, 2006 and 2005 and $1.3 million for each of the nine months ended September 30, 2006 and 2005.

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

As a result of such negotiations, on May 2, 2006, we entered into primary affiliation agreements with the CW Television Network.  Concurrently, we entered into a release and settlement agreement between us and Bay TV, on one side, and The WB and UPN, on the other side (the Release and Settlement Agreement).  Pursuant to the Release and Settlement Agreement, we and Bay TV agreed to release The WB and UPN, and The WB and UPN agreed to release us and Bay TV, from any claims or other liabilities we or Bay TV, or The WB or UPN, may have arising out of or in connection with (a) any agreement, including any affiliation agreements entered into by us or Bay TV with The WB or UPN, and (b) any services previously performed by any one of the parties to the Release and Settlement Agreement for any other party to the Release and Settlement Agreement.   In addition, pursuant to the Release and Settlement Agreement, The WB assigned to us all of The WB’s rights to receive a $5.0 million payment from Bay TV on January 16, 2006.   In connection with executing the Release and Settlement Agreement and entering into the CW Television Network affiliation agreements, The WB and UPN agreed to make a payment to us and, on May 2, 2006, we entered into an agreement with Bay TV (the “Bay TV Agreement”) in which we agreed to pay Bay TV $750,000, representing Bay TV’s share of the payment made to us by The WB and UPN.  This payment will be made by reducing by $750,000 Bay TV’s obligation to pay us $5.0 million, which obligation was assigned to us by The WB as described above.  The $4.3 million remaining obligation is recorded as an affiliate receivable on our consolidated balance sheet as of September 30, 2006.

9.              DISCONTINUED OPERATIONS:

Accounts receivable related to all of our discontinued operations is included in the accompanying consolidated balance sheets, net of allowance for doubtful accounts, for all periods presented.  This is because we continue to own the rights to collect the amounts due to us through the closing dates of the non-license television broadcast assets.  As of September 30, 2006, there was no outstanding accounts receivable related to our discontinued operations.  Accounts receivable related to discontinued operations was $0.2 million (net of allowance of $0.4 million) as of December 31, 2005.

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

Other Dispositions

During the three months and nine months ended September 30, 2006, we recognized a $0.3 million net tax provision and $0.3 million net tax benefit, respectively, primarily relating to an adjustment of certain state tax contingencies and a settlement regarding certain state tax returns related to discontinued operations in 1999.

10.       CONDENSED CONSOLIDATING FINANCIAL STATEMENTS:

Sinclair Television Group, Inc. (STG), a wholly-owned subsidiary of Sinclair Broadcast Group, Inc. (SBG), is the primary obligor under our Bank Credit Agreement, as amended and restated on May 12, 2005, the 8.75% Senior Subordinated Notes, due 2011 and the 8% Senior Subordinated Notes, due 2012.  Our Class A Common Stock, Class B Common Stock, 6% Convertible Debentures, due 2012 and the 4.875% Convertible Senior Notes, due 2018 remain obligations or securities of SBG and are neither obligations nor securities of STG.

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

CONDENSED CONSOLIDATED BALANCE SHEET

AS OF SEPTEMBER 30, 2006

(In thousands) (Unaudited)

		Guarantor Subsidiaries
	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Cash and cash equivalents	$—	$29,406	$96	$2,993	$—	$32,495
Accounts receivable	4,984	110,472	1,238	3,891	—	120,585
Affiliate receivable	13	4,250	—	—	—	4,263
Other current assets	278	89,583	995	5,198	—	96,054
Total current assets	5,275	233,711	2,329	12,082	—	253,397

Property and equipment, net	8,143	268,395	4,078	3,116	—	283,732

Investment in consolidated subsidiaries	532,692	—	—	—	(532,692)	—
Other long-term assets	20,427	74,201	896	6,086	(4,520)	97,090
Total other long-term assets	553,119	74,201	896	6,086	(537,212)	97,090

Acquired intangible assets	—	1,577,092	5,462	57,410	—	1,639,964

Total assets	$566,537	$2,153,399	$12,765	$78,694	$(537,212)	$2,274,183

Accounts payable and accrued liabilities	$14,787	$62,148	$468	$4,648	$—	$82,051
Current portion of long-term debt	1,301	3,285	—	33,500	—	38,086
Other current liabilities	—	95,594	1,260	572	—	97,426
Total current liabilities	16,088	161,027	1,728	38,720	—	217,563

Long-term debt	283,378	1,083,872	2,361	—	—	1,369,611
Other liabilities	—	419,313	1,754	3,391	(4,520)	419,938
Total liabilities	299,466	1,664,212	5,843	42,111	(4,520)	2,007,112

Common stock	857	—	—	—	—	857
Additional paid-in capital	595,372	539,138	15,954	85,325	(640,417)	595,372
Accumulated deficit	(329,158)	(49,951)	(9,032)	(48,742)	107,725	(329,158)
Total shareholders’ equity	267,071	489,187	6,922	36,583	(532,692)	267,071
Total liabilities and shareholders’ equity	$566,537	$2,153,399	$12,765	$78,694	$(537,212)	$2,274,183

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

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006

(In thousands) (Unaudited)

		Guarantor Subsidiaries
	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Total revenues	$—	$163,180	$1,954	$3,324	$—	$168,458

Station production expenses	—	35,697	451	—	—	36,148
Selling, general and administrative expenses	105	38,658	624	607	—	39,994
Depreciation, amortization and other operating expenses	468	49,713	607	3,473	—	54,261
Total operating expenses	573	124,068	1,682	4,080	—	130,403

Operating (loss) income	(573)	39,112	272	(756)	—	38,055

Equity in earnings of subsidiaries	27,657	—	—	—	(27,657)	—
Interest income	(22)	934	—	1	—	913
Interest expense	(5,142)	(22,645)	(68)	(593)	—	(28,448)
Other income (expense)	368	(24)	132	(474)	—	2
Total other income (expense)	22,861	(21,735)	64	(1,066)	(27,657)	(27,533)

Income tax benefit	277	11,103	—	938	—	12,318
Loss from discontinued operations, net of taxes	—	(275)	—	—	—	(275)
Net income (loss)	$22,565	$28,205	$336	$(884)	$(27,657)	$22,565

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006

(In thousands) (Unaudited)

		Guarantor Subsidiaries
	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Total revenues	$—	$495,993	$6,271	$14,753	$—	$517,017

Station production expenses	—	109,991	1,351	—	—	111,342
Selling, general and administrative expenses	405	116,510	1,955	1,822	—	120,692
Depreciation, amortization and other operating expenses	1,586	145,119	2,193	15,493	—	164,391
Total operating expenses	1,991	371,620	5,499	17,315	—	396,425

Operating (loss) income	(1,991)	124,373	772	(2,562)	—	120,592

Equity in earnings of subsidiaries	50,274	—	—	—	(50,274)	—
Interest income	(22)	1,282	—	3	—	1,263
Interest expense	(15,426)	(69,363)	(202)	(1,792)	—	(86,783)
Other income (expense)	6,620	2,113	395	(750)	—	8,378
Total other income (expense)	41,446	(65,968)	193	(2,539)	(50,274)	(77,142)

Income tax benefit (provision)	3,411	(7,641)	—	1,489	—	(2,741)
Income from discontinued operations, net of taxes	—	383	—	—	—	383
Gain from sale of discontinued operations, net of taxes	—	1,774	—	—	—	1,774
Net income (loss)	$42,866	$52,921	$965	$(3,612)	$(50,274)	$42,866

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005

(In thousands) (Unaudited)

		Guarantor Subsidiaries
	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Total revenues	$—	$159,141	$1,925	$4,724	$—	$165,790

Station production expenses	—	35,182	423	—	—	35,605
Selling, general and administrative expenses	3,878	34,789	524	609	—	39,800
Depreciation, amortization and other operating expenses	613	44,658	863	3,960	—	50,094
Total operating expenses	4,491	114,629	1,810	4,569	—	125,499

Operating (loss) income	(4,491)	44,512	115	155	—	40,291

Equity in earnings of subsidiaries	35,616	—	—	—	(35,616)	—
Interest income	—	172	—	1	14	187
Interest expense	(6,534)	(24,037)	(66)	(462)	(14)	(31,113)
Other income (expense)	4,125	1,944	49	(196)	—	5,922
Total other income (expense)	33,207	(21,921)	(17)	(657)	(35,616)	(25,004)

Income tax benefit (provision)	2,513	(4,650)	—	(130)	—	(2,267)
Income from discontinued operations	—	701	—	—	—	701
Gain on sale of discontinued operations, net of taxes	—	17,508	—	—	—	17,508
Net income (loss)	$31,229	$36,150	$98	$(632)	$(35,616)	$31,229

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

(In thousands) (Unaudited)

		Guarantor Subsidiaries
	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Total revenues	$—	$492,001	$6,122	$15,160	$—	$513,283

Station production expenses	—	111,280	1,317	—	—	112,597
Selling, general and administrative expenses	11,164	104,509	1,606	1,757	—	119,036
Depreciation, amortization and other operating expenses	1,758	137,780	2,272	14,634	—	156,444
Total operating expenses	12,922	353,569	5,195	16,391	—	388,077

Operating (loss) income	(12,922)	138,432	927	(1,231)	—	125,206

Equity in earnings of subsidiaries	195,711	—	—	—	(195,711)	—
Interest income	—	411	—	5	—	416
Interest expense	(11,401)	(75,987)	(198)	(1,364)	—	(88,950)
Other income (expense)	11,605	5,036	138	(626)	—	16,153
Total other income (expense)	195,915	(70,540)	(60)	(1,985)	(195,711)	(72,381)

Income tax benefit (provision)	4,689	(21,975)	—	1,278	—	(16,008)
Income from discontinued operations	—	4,841	—	—	—	4,841
Gain on sale of discontinued operations, net of taxes	—	146,024	—	—	—	146,024
Net income (loss)	$187,682	$196,782	$867	$(1,938)	$(195,711)	$187,682

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006

(In thousands) (Unaudited)

		Guarantor Subsidiaries
	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES	$(237)	$110,230	$1,783	$(4,635)	$—	$107,141
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(222)	(13,155)	(60)	(55)	—	(13,492)
Payments for acquisition of television stations	—	(1,710)	—	—	—	(1,710)
Investments in equity and cost investees	—	(153)	—	—	—	(153)
Proceeds from the sale of assets	—	1,394	—	—	—	1,394
Proceeds from the sale of broadcast assets related to discontinued operations	—	1,400	—	—	—	1,400
Loans to affiliates	(107)	—	—	—	—	(107)
Proceeds from loans to affiliates	105	—	—	—	—	105
Net cash flows used in investing activities	(224)	(12,224)	(60)	(55)	—	(12,563)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	—	75,000	—	—	—	75,000
Repayments of notes payable, commercial bank financing and capital leases	(7,639)	(106,655)	—	—	—	(114,294)
Increase (decrease) in intercompany payables	34,324	(38,727)	(1,655)	6,058	—	—
Dividends paid on Class A and Class B Common Stock	(25,458)	—	—	—	—	(25,458)
Payments for derivative terminations	—	(3,750)	—	—	—	(3,750)
Repayments of notes and capital leases to affiliates	(766)	(2,470)	—	—	—	(3,236)
Net cash flows from (used in) financing activities	461	(76,602)	(1,655)	6,058	—	(71,738)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	21,404	68	1,368	—	22,840
CASH AND CASH EQUIVALENTS, beginning of period	—	8,002	28	1,625	—	9,655
CASH AND CASH EQUIVALENTS, end of period	$—	$29,406	$96	$2,993	$—	$32,495

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

(In thousands) (Unaudited)

		Guarantor Subsidiaries
	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

NET CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES	$(11,554)	$64,833	$1,609	$(4,838)	$—	$50,050
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Variable interest entity elimination entries	—	4,302	—	(4,302)	—	—
Acquisition of property and equipment	(192)	(11,999)	(11)	(38)	—	(12,240)
Payment for acquisition of television stations	—	(11,040)	—	—	—	(11,040)
Investments in equity and cost investees	(670)	—	—	(300)	—	(970)
Proceeds from the sale of assets	—	59	—	—	—	59
Proceeds from the sale of broadcast assets related to discontinued operations	—	295,190	—	—	—	295,190
Proceeds from the sale of equity investees	21,500	—	—	—	—	21,500
Proceeds from insurance settlement	—	404	—	—	—	404
Loans to affiliates	(95)	—	—	—	—	(95)
Proceeds from loans to affiliates	93	—	—	—	—	93
Net cash flows from (used in) investing activities	20,636	276,916	(11)	(4,640)	—	292,901
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable commercial bank financing and capital leases	—	35,500	—	—	—	35,500
Repayments of notes payable, commercial bank financing and capital leases	(93)	(346,186)	—	—	—	(346,279)
Proceeds from exercise of stock options	73	—	—	—	—	73
Payments for deferred financing costs	(100)	(1,726)	—	(87)	—	(1,913)
Increase (decrease) in intercompany payables	11,551	(18,359)	(1,597)	8,405	—	—
Dividends paid on Series D Convertible Exchangeable Preferred Stock	(5,004)	—	—	—	—	(5,004)
Dividends paid on Class A and Class B Common Stock	(12,803)	—	—	—	—	(12,803)
Repayments of notes and capital leases to affiliates	(2,706)	(2,184)	—	—	—	(4,890)
Net cash flows (used in) from financing activities	(9,082)	(332,955)	(1,597)	8,318	—	(335,316)
NET DECREASE IN CASH AND CASH EQUIVALENTS	—	8,794	1	(1,160)	—	7,635
CASH AND CASH EQUIVALENTS, beginning of period	—	7,861	27	2,603	—	10,491
CASH AND CASH EQUIVALENTS, end of period	$—	$16,655	$28	$1,443	$—	$18,126

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

Risks specific to us

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

TELEVISION BROADCASTING

Markets and Stations

We own and operate, provide programming services to, provide sales services to or have agreed to acquire the following television stations:

Market	Market Rank (a)	Stations	Status (b)	Former Affiliation (c)	Affiliation Beginning September 2006 (c) (d)	Station Rank in Market (e)	Expiration Date of FCC License
Tampa, Florida	12	WTTA	LMA (f)	WB	MNT	6 of 8	02/01/13
Minneapolis/St. Paul, Minnesota	15	WUCW (g)	O&O	WB	CW	6 of 7	04/01/06 (h)
St. Louis, Missouri	21	KDNL	O&O	ABC	ABC	4 of 8	02/01/06 (h)
Pittsburgh, Pennsylvania	22	WPGH WPMY (g)	O&O O&O	FOX WB	FOX MNT	4 of 9 6 of 9	08/01/07 08/01/07
Baltimore, Maryland	24	WBFF WNUV	O&O LMA (i)	FOX WB	FOX CW	4 of 6 5 of 6	10/01/04 (h) 10/01/12
Raleigh/Durham, North Carolina	29	WRDC WLFL	O&O O&O	UPN WB	MNT CW	5 of 7 6 of 7	12/01/04 (h) 12/01/04 (h)
Nashville, Tennessee	30	WZTV WUXP WNAB	O&O O&O OSA (j)	FOX UPN WB	FOX MNT CW	4 of 8 5 of 8 6 of 8	08/01/05 (h) 08/01/05 (h) 08/01/05 (j)
Columbus, Ohio	32	WSYX WTTE	O&O LMA (i)	ABC FOX	ABC FOX	3 of 6 4 of 6	10/01/05 (h) 10/01/05 (h)
Milwaukee, Wisconsin	33	WCGV WVTV	O&O O&O	UPN WB	MNT CW	5 of 9 6 of 9	12/01/05 (h) 12/01/05 (h)
Cincinnati, Ohio	34	WSTR	O&O	WB	MNT	5 of 6	10/01/05 (h)
Asheville, North Carolina/ Greenville/Spartanburg/ Anderson, South Carolina	35	WLOS WMYA (g)	O&O LMA (i)	ABC WB	ABC MNT	3 of 7 5 of 7	12/01/04 (h) 12/01/04 (h)
San Antonio, Texas	37	KABB KMYS (g)	O&O O&O	FOX WB	FOX MNT	4 of 7 5 of 7	08/01/06 (h) 08/01/06 (h)
Birmingham, Alabama	40	WTTO WABM WDBB	O&O O&O LMA	WB UPN WB	CW MNT CW	5 of 8 6 of 8 5 of 8 (l)	04/01/05 (h) 04/01/05 (h) 04/01/05 (k)
Norfolk, Virginia	42	WTVZ	O&O	WB	MNT	6 of 7	10/01/12
Oklahoma City, Oklahoma	45	KOKH KOCB	O&O O&O	FOX WB	FOX CW	4 of 9 5 of 9	06/01/06 (h) 06/01/06 (h)
Greensboro/Winston-Salem/ Highpoint, North Carolina	47	WXLV WMYV (g)	O&O O&O	ABC UPN	ABC MNT	4 of 7 6 of 7	12/01/04 (h) 12/01/04 (h)
Las Vegas, Nevada	48	KVMY (g) KVCW (g)	O&O O&O	WB IND	MNT CW	5 of 7 7 of 7	10/01/06 (h) 10/01/14
Buffalo, New York	49	WUTV WNYO	O&O O&O	FOX WB	FOX MNT	4 of 8 5 of 8	06/01/07 06/01/07
Dayton, Ohio	59	WKEF WRGT	O&O LMA (i)	ABC FOX	ABC FOX	3 of 8 4 of 8	10/01/05 (h) 10/01/05 (h)
Richmond, Virginia	60	WRLH	O&O	FOX	FOX	4 of 5	10/01/04 (h)
Mobile, Alabama/ Pensacola, Florida	62	WEAR WFGX	O&O O&O	ABC IND	ABC MNT	2 of 8 not rated	02/01/05 (h) 02/01/13
Lexington, Kentucky	63	WDKY	O&O	FOX	FOX	4 of 6	08/01/05 (h)
Charleston/Huntington, West Virginia	64	WCHS WVAH	O&O LMA (i)	ABC FOX	ABC FOX	3 of 6 4 of 6	10/01/12 10/01/04 (h)
Flint/Saginaw/Bay City, Michigan	65	WSMH	O&O	FOX	FOX	4 of 6	10/01/05 (h)
Des Moines, Iowa	73	KDSM	O&O	FOX	FOX	4 of 5	02/01/06 (h)
Portland, Maine	74	WGME	O&O	CBS	CBS	2 of 6	04/01/07
Syracuse, New York	76	WSYT WNYS	O&O LMA	FOX WB	FOX MNT	4 of 6 5 of 6	06/01/07 06/01/07
Rochester, New York	79	WUHF	O&O (m)	FOX	FOX	4 of 6	06/01/07
Cape Girardeau, Missouri/ Paducah, Kentucky	80	KBSI WDKA	O&O LMA	FOX WB	FOX MNT	4 of 7 5 of 7	02/01/06 (h) 08/01/13
Springfield/Champaign, Illinois	82	WICS WICD	O&O O&O	ABC ABC	ABC ABC	3 of 6 3 of 6 (n)	12/01/05 (h) 12/01/05 (h)
Madison, Wisconsin	85	WMSN	O&O	FOX	FOX	4 of 6	12/01/05 (h)
Cedar Rapids, Iowa	88	KGAN	O&O (m)	CBS	CBS	3 of 6	02/01/06 (h)
Charleston, South Carolina	101	WTAT WMMP	LMA (i) O&O	FOX UPN	FOX MNT	4 of 6 5 of 6	12/01/04 (h) 12/01/04 (h)
Springfield, Massachusetts	108	WGGB	O&O	ABC	ABC	2 of 4	04/01/07
Tallahassee, Florida	109	WTWC	O&O	NBC	NBC	3 of 6	02/01/05 (h)
Peoria/Bloomington, Illinois	117	WYZZ	O&O (m)	FOX	FOX	4 of 6	12/01/05 (h)

a)                    Rankings are based on the relative size of a station’s designated market area (DMA) among the 210 generally recognized DMAs in the United States as estimated by Nielsen as of November 2005.

b)                   “O & O” refers to stations that we own and operate.  “LMA” refers to stations to which we provide programming services pursuant to a local marketing agreement.  “OSA” refers to stations to which we provide or receive sales services pursuant to an outsourcing agreement.

c)                    On March 17, 2006, we announced that all of our stations previously affiliated with UPN, one of our stations that previously had no affiliation and certain stations that were previously affiliated with The WB entered into an agreement with MyNetworkTV.  On May 2, 2006, we announced that certain of our stations that had been affiliated with The WB and one of our stations that was previously not affiliated with any network entered into an affiliation agreement with The CW.  Beginning September 2006, we began airing programming content provided under these new affiliation agreements.

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

e)                    The first number represents the rank of each station in its market and is based upon the November 2005 Nielsen estimates of the percentage of persons tuned into each station in the market from 7:00 a.m. to 1:00 a.m., Monday through Sunday.  The second number represents the estimated number of television stations designated by Nielsen as “local” to the DMA, excluding public television stations and stations that do not meet the minimum Nielsen reporting standards (weekly cumulative audience of at least 0.1%) for the Monday through Sunday 7:00 a.m. to 1:00 a.m. time period as of November 2005.  This information is provided to us in a summary report by Katz Television Group.

f)                      The license assets for this station are currently owned by Bay TV, a related party.  See Note 8. Related Party Transactions, in the Notes to our Unaudited Consolidated Financial Statements for more information.

g)                   The call letters of some of our stations, and one LMA station, were changed in June 2006 as a result of our new affiliation agreements with  MyNetworkTV and The CW:

Market	New Call Letters	Former Call Letters
Minneapolis, MN	WUCW	KMWB
Pittsburgh, PA	WPMY	WCWB
Greenville/Anderson, SC	WMYA	WBSC
San Antonio, TX	KMYS	KRRT
Greensboro/Winston-Salem, NC	WMYV	WUPN
Las Vegas, NV	KVMY KVCW	KVWB KFBT

h)                   We, or subsidiaries of Cunningham Broadcasting Company (Cunningham), timely filed applications for renewal of these licenses with the FCC.  Unrelated third parties have filed petitions to deny or informal objections against such applications.  We opposed the petitions to deny and informal objections and those applications are currently pending.  See Note 10. Commitments and Contingencies, in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2005 for additional information.

i)                     The license assets for these stations are currently owned by a subsidiary of Cunningham.

j)                     We have entered into an outsourcing agreement with the unrelated third party owner of WNAB-TV to provide certain non-programming related sales, operational and administrative services to WNAB-TV.  Our application to acquire this FCC license is pending FCC approval.

k)                   The unrelated third party licensees of these stations timely filed applications for renewal of these licenses.  These applications are currently pending.

l)                     WDBB-TV simulcasts the programming broadcast on WTTO-TV pursuant to a programming services agreement.  The station rank applies to the combined viewership of these stations.

m)                  We have entered into outsourcing agreements with unrelated third parties, under which the unrelated third parties provide certain non-programming related sales, operational and managerial services to these stations.  We continue to own all of the assets of these stations and to program and control each station’s operations.

n)                   WICD-TV, a satellite of WICS-TV, under FCC rules simulcasts all of the programming aired on WICS-TV except the news broadcasts.  WICD-TV airs its own news broadcasts.  The station rank applies to the combined viewership of these stations.

Multi-Channel Digital Broadcasting

FCC rules allow broadcasters to transmit additional digital signals within the spectrum allocated to each FCC license holder.  This provides viewers with additional programming alternatives at no additional cost to them.  Some of our television stations are broadcasting a second digital signal in accordance with these rules, airing various alternative programming formats as discussed below.

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

Tube Music Network:  On March 23, 2006, we entered into an agreement with the Tube Music Network to air their 24-hour music video programming on the second digital channels in 29 of our markets.  As of September 30, 2006, we were airing the Tube in the following markets using the digital spectrum licensed to us or the parties with which we have operating agreements:

Market	Digital Spectrum	Market	Digital Spectrum
Tampa, Florida	WTTA	Las Vegas, Nevada	KVMY
Minneapolis/St. Paul, Minnesota	WUCW	Dayton, Ohio	WKEF
Pittsburgh, Pennsylvania	WPMY	Mobile, Alabama/Pensacola, Florida	WEAR
Baltimore, Maryland	WNUV	Lexington, Kentucky	WDKY
Raleigh/Durham, North Carolina	WRDC	Charleston/Huntington, West Virginia	WCHS
Nashville, Tennessee	WUXP	Flint, Michigan	WSMH
Columbus, Ohio	WTTE	Des Moines, Iowa	KDSM
Milwaukee, Wisconsin	WCGV	Portland, Maine	WGME
Asheville, North Carolina/Greenville/Spartanburg/ Anderson, South Carolina	WLOS WMYA	Rochester, New York	WUHF
San Antonio, Texas	KMYS	Springfield/Champaign, Illinois	WICD/WICS
Birmingham, Alabama	WABM	Madison, Wisconsin	WMSN
Norfolk, Virginia	WTVZ	Charleston, South Carolina	WMMP
Tallahassee, Florida	WTWC	Springfield, Massachusetts	WGGB
Oklahoma City, Oklahoma	KOCB	Peoria/Bloomington, Illinois	WYZZ
Greensboro/Winston-Salem/Highpoint, North Carolina	WMYV

MyNetworkTV:  On March 6, 2006, we entered into an agreement with Twentieth Television, Inc. to air MyNetworkTV primetime programming on 17 of our stations.  This agreement became effective on September 5, 2006 and expires on September 4, 2011.  We have determined that this represents a network affiliation agreement for accounting purposes.  On August 1, 2006, we entered into an additional agreement with MyNetworkTV to air prime-time programming on the second digital channel in WSYX-DT in Columbus, Ohio.  On August 9, 2006, we entered into an additional agreements with MyNetworkTV for second digital channels on WRGT-DT in Dayton, Ohio and WRLH-DT in Richmond, Virginia.

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

We operate our television stations at different power levels pursuant to our FCC licenses, applicable permits or special temporary authority granted by the FCC.  The following table is a summary of our operating status as of September 30, 2006:

DTV Operating Status	# of Stations
Operating with approved digital license	16
Operating at full power, pending license approval	21
Operating at low power with special temporary authority	9
Applications pending for construction permits	1
LMA/JSA stations operating with approved digital license	2
LMA/JSA stations operating at full power, pending license approval	6
LMA/JSA stations operating at low power with special temporary authority	3
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

The following table sets forth certain operating data for the three and nine months ended September 30, 2006 and 2005:

STATEMENT OF OPERATIONS DATA
(in thousands, except per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Statement of Operations Data:
Net broadcast revenues (a)	$152,362	$149,027	$464,058	$456,572
Revenues realized from station barter arrangements	12,772	12,039	38,206	41,551
Other operating divisions’ revenues	3,324	4,724	14,753	15,160
Total revenues	168,458	165,790	517,017	513,283

Station production expenses	36,148	35,605	111,342	112,597
Station selling, general and administrative expenses	34,853	34,541	103,633	103,691
Expenses recognized from station barter arrangements	11,451	11,158	34,779	38,447
Amortization of program contract costs and net realizable value adjustments	24,122	18,587	65,428	52,131
Depreciation and amortization expenses (b)	15,342	16,650	49,076	51,866
Other operating divisions’ expenses	3,346	3,699	15,108	14,000
Corporate general and administrative expenses	5,141	5,259	17,059	15,345
Operating income	38,055	40,291	120,592	125,206

Interest expense and amortization of debt discount and deferred financing costs	(28,448)	(31,113)	(86,783)	(88,950)
Interest income	913	187	1,263	416
Gain (loss) from sale of assets	4	(69)	(265)	(69)
Loss from extinguishment of debt	(25)	—	(904)	(1,631)
Unrealized gain from derivative instruments	—	5,761	2,907	17,487
Income (loss) from equity and cost investees	57	24	6,192	(389)
Other (expense) income, net	(34)	206	448	755
Income from continuing operations before income taxes	10,522	15,287	43,450	52,825
Income tax benefit (provision)	12,318	(2,267)	(2,741)	(16,008)
Income from continuing operations	22,840	13,020	40,709	36,817

Discontinued Operations:
(Loss) income from discontinued operations, net of taxes	(275)	701	383	4,841
Gain from discontinued operations, net of taxes	—	17,508	1,774	146,024
Net income	$22,565	$31,229	$42,866	$187,682
Net income available to common shareholders	$22,565	$31,229	$42,866	$208,879

Basic and Diluted Earnings Per Common Share:
Basic earnings per share from continuing operations	$0.27	$0.15	$0.48	$0.68
Basic earnings per share from discontinued operations	$—	$0.21	$0.03	$1.76
Basic earnings per share	$0.26	$0.36	$0.50	$2.44
Diluted earnings per share from continuing operations	$0.26	$0.15	$0.48	$0.67
Diluted earnings per share from discontinued operations	$—	$0.21	$0.03	$1.64
Diluted earnings per share	$0.25	$0.36	$0.50	$2.31
Weighted average shares outstanding	85,719	85,428	85,650	85,353
Weighted average shares and equivalent shares outstanding	99,149	85,448	85,655	92,065
Dividends declared per share	$0.125	$0.075	$0.325	$0.200

	September 30, 2006	December 31, 2005
Balance Sheet Data:	$32,495	$9,655
Total assets	$2,274,183	$2,283,305
Total debt (c)	$1,407,697	$1,450,738
Total shareholders’ equity	$267,071	$249,722

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

Executive Overview — a description of our business and financial highlights since the second quarter 2006;

Recent Accounting Pronouncements — a description of new accounting pronouncements that apply to us;

Results of Operations — an analysis of our revenues and expenses for the three and nine months ended September 30, 2006 and 2005, including comparisons between quarters and expectations for the fourth quarter 2006; and

Liquidity and Capital Resources — an analysis of our cash flows from or used in operating activities, investing activities and financing activities and an update of our bond repurchases during the quarter.

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

Third Quarter 2006 Highlights

•                  Total net broadcast revenues were up 2.3% from the same period in 2005.  Political revenues were significantly higher at $8.0 million compared to $0.3 million in 2005.  Excluding political revenues, local and national advertising revenues were down 2.0% and 1.8%, respectively, from 2005;

•                  We repurchased in the open market $1.8 million face value of our 8% Senior Subordinated Notes due 2012;

•                  We increased our quarterly dividend rate from $0.10 to $0.125 per share beginning with the October dividend payment;

•                  We launched morning news programming in Dayton, Ohio on WKEF-TV and WRGT-TV as an expansion of the stations’ already successful evening news programming;

•                  Our FOX affiliate (KBSI-TV) in Cape Girardeau, Paducah and Harrisburg, entered into a news share arrangement with the NBC affiliate (WPSD-TV) in the same market effective October 2006;

•                  We entered into a news share arrangement in which our television station in Springfield/Champaign, Illinois (WICS/WICD-TV) will produce an evening news program for television stations in Springfield, Illinois (WRSP-TV) and Urbana, Illinois (WCCU-TV) effective September 2006; and

•                  We entered into a multi-year retransmission agreement for carriage of our analog and digital signals with, among others, Suddenlink in Charleston/Huntington, West Virginia.

Other Highlights

•                  On October 25, 2006, a federal court found in favor of our opposition to Mediacom Communications Corporation’s motion to prohibit us from pulling our broadcast signals from their cable system in lieu of retransmission consent fees.

Restructuring Costs

During the nine months ended September 30, 2006, we incurred costs associated with restructuring the news operations at certain of our stations.  Specifically, on or before March 31, 2006, we ceased our locally produced news broadcasts in nine of our markets and consequently let go our news employees and cancelled our news-related contracts.  The total one-time employee benefit costs related to this restructuring were $0.5 million and the total one-time contract cancellation and other exit costs were $0.5 million, all of which were recorded as station production expenses for the three months ended March 31, 2006.

The major components of the restructuring charges and the remaining accrual balance related to the restructuring plan as of September 30, 2006 follow (in thousands):

	Salary and Severance Costs	Contract Expenses	Other Exit Costs	Total
Balance at December 31, 2005	$—	$—	$—	$—
Restructuring charges	525	362	274	1,161
Amounts utilized	(342)	(7)	(47)	(396)
Balance at March 31, 2006	$183	$355	$227	$765
Restructuring charges	—	3	27	30
Amounts utilized	(183)	(175)	(157)	(515)
Balance at June 30, 2006	$—	$183	$97	$280
Restructuring charges	—	—	—	—
Amounts utilized	—	(67)	(48)	(115)
Balance at September 30, 2006	$—	$116	$49	$165

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the effect this statement will have on our consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. It prescribes the minimum recognition threshold a tax position must meet before being recognized in the financial statements and also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  In addition, FIN 48 replaces income tax guidance from FASB Statement No. 5, Accounting for Contingencies.  This interpretation will be effective beginning on January 1, 2007.  We are currently evaluating the effect FIN 48 will have on our consolidated financial statements.

On January 1, 2006, we adopted SFAS No. 123R, Share-Based Payment (SFAS 123R).  SFAS 123R requires us to expense the fair value of grants of various stock-based compensation programs over the vesting period of the awards.  We elected to adopt the “Modified Prospective Application” transition method which does not result in the restatement of previously issued consolidated financial statements.  For additional information regarding our accounting under SFAS 123R, see Note 2. Stock-Based Compensation, in the Notes to our Unaudited Consolidated Financial Statements.

RESULTS OF OPERATIONS

In general, this discussion is related to the results of our continuing operations, except for discussions regarding our cash flows (which also include the results of our discontinued operations).  Unless otherwise indicated, references in this discussion and analysis to the third quarter of 2006 and 2005 refer to the three months ended September 30, 2006 and 2005, respectively.  Additionally, any references to the first, second or fourth quarters are to the three months ended March 31, June 30 and December 31, respectively, for the year being discussed.

Operating Results

The following table presents our revenues from continuing operations, net of agency commissions, for the three and nine months ended September 30, 2006 and 2005 (in millions):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2006	2005	Percent Change	2006	2005	Percent Change
Local revenues:
Non-political	$85.1	$86.8	(2.0)%	$272.6	$265.6	2.6%
Political	2.8	0.2	1,300.0%	3.5	0.5	600.0%
Total local	87.9	87.0	1.0%	276.1	266.1	3.8%

National revenues:
Non-political	48.2	49.1	(1.8)%	148.6	160.6	(7.5)%
Political	5.2	0.1	5,100.0%	6.9	0.2	3,350.0%
Total national	53.4	49.2	8.5%	155.5	160.8	(3.3)%

Other revenues	11.1	12.8	(13.3)%	32.5	29.7	9.4%
Total net broadcast revenues	$152.4	$149.0	2.3%	$464.1	$456.6	1.6%

Net broadcast revenues.  From a revenue category standpoint, the third quarter 2006, when compared to the same period in 2005, was positively impacted by an increase in advertising revenues generated from political, telecommunications, schools and movie sectors.  These increases were offset by decreases in travel/leisure/entertainment, services, automotive, soft drinks and other sectors.  Automotive advertising revenues were down 3.2% compared to third quarter 2005.  Automotive is our largest revenue category and represented 21.4% of the quarter’s net time sales of $141.3 million.  We expect fourth quarter 2006 net broadcast revenues, excluding barter, to be up approximately 7.2% to 8.6% from fourth quarter 2005.

During the nine months ended September 30, 2006, when compared to the same period in 2005, political, services, schools, telecommunications and restaurant sectors increased, while the travel/leisure/entertainment, fast food, automotive, food-grocery, soft drinks and other sectors decreased.  Automotive, which represented 22.0% of net time sales for the nine months ended September 30, 2006, was down 7.6% from the same period in 2005.

From a network affiliate perspective, broadcast revenue including political revenue from time sales at our FOX affiliates, which represented our largest affiliation at 40.2% of the quarter’s total net time sales, increased 5.8% for the third quarter 2006 as compared to the same period in 2005.  In addition, our CBS (1.7% of the total net time sales) and The CW (12.9% of the total net time sales) affiliates experienced declines of 6.5% and 2.4%, respectively, compared with the same period in 2005.  Our NBC (0.7% of the total net time sales), ABC (23.6% of the total net time sales) and MyNetworkTV (20.9% of the total net time sales) affiliates experienced revenue growth of 27.1%, 5.6% and 0.8%, respectively.

For the nine months ended September 30, 2006, broadcast revenue from time sales at our FOX affiliates, which represented 40.3% of the period’s total net time sales, was down 0.4% as compared to 2005.  The decrease for our FOX stations was primarily because the Super Bowl was on FOX during the first quarter of 2005 and was on ABC during the first quarter of 2006.  In addition, our CBS (1.7% of the total net time sales) and The CW (13.1% of the total net time sales) affiliates experienced declines of 5.5% and 1.5%, respectively, for the nine months ended September 30, 2006 when compared with the same period in 2005.  Our NBC (0.7% of the total net time sales), ABC (22.9% of the total net time sales) and MyNetworkTV (21.3% of the total net time sales) affiliates experienced revenue growth of 16.5%, 5.1% and 0.8%, respectively, compared with 2005.

Political Revenues.  Political revenues were not significant in 2005 because it was not an election year.  We expect political revenues to increase to $19.0 million in fourth quarter 2006 from $1.3 million in fourth quarter 2005 since this is an election year.

Local Revenues.  Our revenues from local advertisers, excluding political revenues, decreased during the third quarter 2006 when compared to 2005.  For the nine months ended September 30, 2006, revenues from our new business initiatives increased $2.6 million to $21.2 million compared to the nine months ended September 30, 2005.  We continue to provide an enhanced sales training course for all of our salespeople with a focus on local revenue sales.  These efforts continued throughout 2005 and additional training is scheduled for the remainder of 2006.

National Revenues.  Historically, our revenues from national advertisers have been trending downwards and our national revenues excluding political were down for the three and nine months ended September 30, 2006 compared to the same period last year.

Other Revenues.   Our other revenues consist primarily of revenues from retransmission agreements with satellite, cable and telecommunication providers, network compensation, production revenues, internet revenues and revenues from our outsourcing agreements.  Compared to the same period in 2005, other revenues decreased $1.7 million during the third quarter 2006 and increased $2.8 million during the nine months ended September 30, 2006.  The increase for the year is primarily related to increased retransmission revenues.  Although we expect our other revenues in the fourth quarter 2006 to exceed other revenues from the fourth quarter 2005, excluding a $2.9 million one-time adjustment to previously estimated retransmission revenue recorded in the third quarter 2005, we expect this increase to be smaller than what we have experienced in the first three quarters of 2006.

The following table presents our significant expense categories for the three and nine months ended September 30, 2006 and 2005 (in millions):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2006	2005	Percent Change	2006	2005	Percent Change

Station production expenses	$36.1	$35.6	1.4%	$111.3	$112.6	(1.2)%
Station selling, general and administrative expenses	$34.9	$34.5	1.2%	$103.6	$103.7	(0.1)%
Amortization of program contract costs and net realizable value adjustments	$24.1	$18.6	29.6%	$65.4	$52.1	25.5%
Depreciation of property and equipment	$10.9	$12.2	(10.7)%	$35.9	$38.3	(6.3)%
Corporate general and administrative expenses	$5.1	$5.3	(3.8)%	$17.1	$15.3	11.8%
Amortization of definite-lived intangible assets and other assets	$4.4	$4.5	(2.2)%	$13.2	$13.5	(2.2)%
Interest expense	$28.4	$31.1	(8.7)%	$86.8	$89.0	(2.5)%
Unrealized gain from derivative instruments	$—	$5.8	(100.0)%	$2.9	$17.5	(83.4)%
Income (loss) from equity and cost investees	$0.1	$—	100.0%	$6.2	$(0.4)	1,650.0%
Income tax benefit (provision)	$12.3	$(2.3)	634.8%	$(2.7)	$(16.0)	83.1%

Station Production Expenses.   Station production expenses increased during the third quarter 2006 compared to the same period in 2005 as a result of increases in profit share expected to be paid under our LMAs and outsourcing agreements of $1.9 million, engineering expenses of $0.5 million and promotion expenses of $0.4 million.  These increases were offset by decreases in news expenses of $1.5 million related to the shutdown of News Central at several stations in first quarter 2006 and programming expenses of $0.8 million.

Station production expenses for the nine months ended September 30, 2006 decreased compared to the same period in 2005.  For the nine months ended September 30, 2006, we experienced decreases in news expenses of $2.1 million related to the shutdown of News Central at several stations in first quarter 2006, programming expenses of $1.5 million and promotion of $0.3 million.  These decreases were offset by increases in profit share expected to be paid under our LMAs and outsourcing agreements of $1.2 million, engineering expenses of $0.8 million, rating service fees of $0.4 million and production expenses of $0.2 million.

Station Selling, General and Administrative Expenses.   Station selling, general and administrative expenses increased during the third quarter 2006 compared to the same period in 2005 as a result of an increase of bad debt expense of $1.1 million and increases in local and national sales representatives’ commissions of $0.2 million.  These increases were offset by decreases in sales expense of $0.4 million and traffic expense of $0.5 million.

Station selling, general and administrative expense for the nine months ended September 30, 2006 decreased compared to the same period in 2005 as a result of decreases in traffic expense of $1.2 million, sales expenses primarily related to our direct mail program of $1.0 million and local and national sales representatives’ commissions of $0.6 million.  These decreases were offset by increases in general and administrative expenses of $2.6 million, primarily related to bad debt expense, and other miscellaneous expenses of $0.1 million.

We expect fourth quarter 2006 station production expenses and station selling, general and administrative expenses, excluding barter, to be approximately $74.5 million.

Amortization of Program Contract Costs.   The amortization of program contract costs increased during the third quarter and nine months ended September 2006 compared to the same periods in 2005 primarily due to significant program additions in the first, second and third quarters of 2006. We expect program contract amortization to be approximately $25.1 million in the fourth quarter 2006 and $90.5 million for the year.

Depreciation of Property and Equipment.  Depreciation of property and equipment decreased in the third quarter 2006 and for the nine months ended September 30, 2006 when compared to the same periods in 2005 due primarily to a $1.1 million impairment of certain capitalized software costs that became obsolete as a result of our conversion to a new revenue and billing system during second quarter 2005.  In addition, older assets are becoming fully depreciated and there have been fewer capital expenditures in 2006.  We expect depreciation on property and equipment to be approximately $11.4 million in the fourth quarter 2006 and $47.3 million for the year.

Corporate General and Administrative Expenses.  Corporate general and administrative expenses represent the costs to operate our corporate headquarters location.  Such costs include, among other things, corporate departmental salaries, bonuses and fringe benefits, stock-based compensation, directors’ and officers’ life insurance, rent, telephone, consulting fees, legal, accounting and director fees.  Corporate departments include executive, treasury, finance and accounting, human resources, technology, corporate relations, legal, sales, operations and purchasing.

Corporate general and administrative expenses decreased during the third quarter 2006 compared to the same period in 2005 due to insurance reimbursements of $0.2 million, workers compensation refunds of $0.4 million and net decreases in legal fees, telephone expenses, personal property taxes and other items of $0.2 million.  These decreases were offset by increases related to the shutdown of News Central at several stations in first quarter 2006.  Costs from those stations are now allocated to corporate general and administrative expenses instead of station production expenses.  This resulted in a $0.6 million increase to corporate general and administrative expense for the third quarter. We expect corporate general and administrative expenses to be approximately $6.1 million in the fourth quarter 2006 and to be $23.2 million for the year.

Corporate general and administrative expense for the nine months ended September 30, 2006 increased compared to the same period in 2005 due to increases of $1.2 million related to the shutdown of News Central at several stations in first quarter 2006, salary and bonus expense of $0.8 million, consulting fees of $0.1 million, health care costs of $0.5 million, restricted and unrestricted stock costs of $0.1 million and other miscellaneous expenses of $0.2 million. These increases were offset by property and general insurance reimbursements of $0.2 million, workers compensation refunds of $0.4 million, decreases in legal fees of $0.3 million and audit and accounting fees of $0.2 million.

Amortization of Definite-lived Intangible Assets and Other Assets.  The amortization of definite-lived intangibles has trended slightly downward since 2003 and we expect this trend to continue on an annual basis going forward assuming no additional assets are acquired or impaired.  Amortization is decreasing slightly over time because a portion of our intangible assets become fully amortized each year.  We expect amortization to be approximately $4.4 million in the fourth quarter 2006 and $17.6 million for the year.

Interest Expense.  Interest expense presented in the financial statements is related to continuing operations.  Interest expense decreased during the third quarter 2006 compared to the same period in 2005, as a result of the expiration of two interest rate swap agreements.  We expect interest expense, net of interest income, to be approximately $29.0 million in the fourth quarter 2006 and $114.4 million for the year.

Interest expense for the nine months ended September 30, 2006 decreased compared to the same period in 2005, due to the expiration of two interest rate swap agreements, a decrease of interest related to derivative instruments, and the repurchase of  8% Senior Subordinated Notes, due 2012.  This decrease was offset by increases due to the accretion of a debt discount as a result of the redemption of our Series D Convertible Exchangeable Preferred Stock for Convertible Debentures in the second quarter of 2005 and interest expense related to amended state income tax returns.

Unrealized Gain from Derivative Instruments.  We record gains and losses related to certain of our derivative instruments.  We entered into these instruments prior to implementing the SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and they did not qualify as effective hedges (as that term is defined in the accounting guidance).  Generally, when derivative instruments are not effective, the change in the fair value of the instruments is recorded in the statement of operations for each respective period.  The fair value of our derivative instruments is primarily based on the anticipated future interest rate curves at the end of each period.  During the second quarter 2006, these instruments expired and in the future, assuming no changes to our portfolio of derivative instruments, we will not record gains or losses related to our derivatives in our consolidated statements of operations.

Income from Equity and Cost Investees. For the nine months ended September 30, 2006, we recorded $7.1 million of income from Allegiance Capital, LP (Allegiance), $6.2 million more than the $0.9 million income recorded for the nine months ended September 30, 2005.  This increase was a result of the sale and initial public offering of certain of Allegiance’s portfolio companies during first quarter 2006.  There were other miscellaneous increases and decreases in other investments during the nine months ended September 30, 2006.  We are uncertain as to the occurrence or timing of other exit events such as these in the future.

Income Tax Provision.  The effective tax rate for the three months ended and nine months ended September 30, 2006 was a benefit of 117.0% and a provision of 6.3%, respectively, as compared to a provision of 14.8% and 30.3% during the same periods in 2005, respectively.  The reduction in our effective tax rate is primarily attributable to the following items:

•                  The effective tax rate during 2005 included the impact of a $5.0 million deferred tax benefit as a result of a state tax law change as well as a benefit related to a tax-deductible permanent item that was not included in 2006.

•                  During 2006, the effective tax rate was more significantly impacted by discrete items including the release of discrete tax and related interest reserves of $39.9 million related to statute expirations, of which $14.4 million was recorded as a reduction to goodwill, $0.2 million reduced other identifiable intangibles and $25.3 million was recorded as a reduction of our income tax provision.  In addition, during 2006, we (1) received a net refund of approximately $4.3 million related to tax years from 1999 through 2002 which resulted in a reduction of goodwill and deferred tax assets of $8.3 million and $0.8 million, respectively, and an increase in income tax provision of $4.8 million and (2) recorded a $2.3 million adjustment for an over-accrual of 2005 income tax expense.  These amounts were offset in part by an increase in our state net operating loss valuation allowance of $8.2 million.

Other Operating Divisions’ Revenue and Expense

During the third quarter 2006, the other operating divisions’ revenue that related to G1440 Holdings, Inc. (G1440), our software development and consulting company, decreased by $0.7 million to $2.3 million or 23.3%, from $3.0 million for the same period last year.  G1440’s operating expenses decreased by $0.1 million to $2.0 million or 4.8%, from $2.1 million for the same period last year.  Other operating divisions’ revenue related to Acrodyne Communications, Inc. (Acrodyne) decreased by $0.7 million to $1.0 million or 41.2%, from $1.7 million for the same period last year.  Acrodyne’s operating expenses decreased by $0.3 million to $1.3 million or 18.8%, from $1.6 million for the same period last year.

During the nine months ended September 30, 2006, the other operating divisions’ revenue related to G1440 decreased by $0.1 million to $6.7 million or 1.5%, from $6.8 million for the same period last year.  G1440’s operating expenses increased by $0.6 million to $6.5 million or 10.2%, from $5.9 million for the same period last year.  Other operating divisions’ revenue related to Acrodyne decreased by $0.3 million to $8.1 million or 3.6%, from $8.4 million for the same period last year.  Acrodyne’s operating expenses increased by $0.5 million to $8.6 million or 6.2%, from $8.1 million for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash provided by operations and availability under our Bank Credit Agreement, as amended and restated on May 12, 2005 (the Bank Credit Agreement).  The Bank Credit Agreement, as in effect on September 30, 2006 includes a Term Loan A Facility (the Term Loan) of $100.0 million and a Revolving Credit Facility (the Revolver) of $175.0 million maturing on December 31, 2011 and June 30, 2011, respectively.  As of September 30, 2006, we had $32.5 million in cash balances and working capital of approximately $35.8 million.  We anticipate that cash flow from our operations and the Revolver will be sufficient to continue paying dividends under our current policy (See Financing Activities for further discussion) and to satisfy our debt service obligations, capital expenditure requirements and working capital needs for the next year.  As of September 30, 2006, we had borrowed $100.0 million under our Term Loan and no amounts under our Revolver.  Our ability to draw on our Revolver is based on pro forma trailing cash flow levels as defined in our Bank Credit Agreement.  As of September 30, 2006, $175.0 million of current borrowing capacity was available under our Revolver.  As of September 30, 2006, we had $350.0 million of availability under our universal shelf registration statement with the Securities and Exchange Commission, which expires on November 30, 2008.

Bond Repurchases

During the first quarter of 2006, we repurchased, in the open market, $8.6 million in face value of our 6% Convertible Debentures, due 2012 and $8.0 million in face value of our 8% Senior Subordinated Notes, due 2012.  During the second quarter of 2006 we repurchased, in the open market, an additional $13.9 million in face value of our 8% Senior Subordinated Notes, due 2012.  During the third quarter 2006, we repurchased, in the open market, an additional $1.8 million in face value of our 8% Senior Subordinated Notes, due 2012.  We expect to continue to monitor the trading of our notes in the open market and when it makes financial sense, we may repurchase additional amounts from time to time.  We also consider the options available to us regarding the redemption of our various notes outstanding.  A summary of the early redemption features for certain of our notes follows:

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

•                  4.875% Convertible Senior Notes, due 2018: We may redeem all of these notes on or after January 15, 2011 at a redemption premium as outlined in the prospectus.

Sources and Uses of Cash

The following table sets forth our cash flows for the three and nine months ended September 30, 2006 and 2005 (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Net cash flows from operating activities	$47.4	$2.1	$107.1	$50.1

Cash flows from (used in) investing activities:
Acquisition of property and equipment	$(4.0)	$(3.6)	$(13.5)	$(12.2)
Payments for acquisition of television stations	—	(2.8)	(1.7)	(11.0)
Proceeds from the sale of broadcast assets related to discontinued operations	—	5.8	1.4	295.2
Proceeds from the sale of equity investees	—	21.5	—	21.5
Proceeds from the sale of assets	—	—	1.4	0.1
Other	—	(0.6)	(0.2)	(0.7)
Net cash flows (used in) from investing activities	$(4.0)	$20.3	$(12.6)	$292.9

Cash flows from (used in) financing activities:
Proceeds from notes payable, commercial bank financing and capital leases	$6.0	$19.0	$75.0	$35.5
Repayments of notes payable, commercial bank financing and capital leases	(14.9)	(19.1)	(114.3)	(346.3)
Dividends paid on Series D Convertible Exchangeable Preferred Stock	—	—	—	(5.0)
Dividends paid on Class A and Class B Common Stock	(8.5)	(6.4)	(25.5)	(12.8)
Payments for derivative terminations	—	—	(3.8)	—
Other	(1.1)	(2.5)	(3.1)	(6.7)
Net cash flows used in financing activities	$(18.5)	$(9.0)	$(71.7)	$(335.3)

Operating Activities

Net cash flows from operating activities were $45.3 million higher in the third quarter 2006 compared to the third quarter 2005.  During the third quarter 2006, cash receipts from customers, net of cash payments to vendors for operating expenses and other working capital cash activities were $0.2 million higher compared to the third quarter 2005.  Additionally, we paid $6.2 million less in program payments, $9.6 million less in interest payments, $23.0 million less in tax payments and received $10.0 million more in tax refunds in the third quarter 2006.  These amounts were offset by the $3.1 million in operating cash flows from stations we owned during the third quarter 2005 but which were sold prior to the third quarter 2006 and a reduction in distributions from equity investees of $0.6 million.

Net cash flows from operating activities were $57.0 million higher for the nine months ended September 30, 2006 compared to the same period in 2005.  During the nine months of 2006, cash receipts from customers, net of cash payments to vendors for operating expenses and other working capital cash activities were $7.6 million higher compared to the nine months of 2005.  Additionally, we paid $10.6 million less in program payments, $15.4 million less in interest payments, $19.3 million less in tax payments and received $11.2 million more in tax refunds and $4.6 million more in distributions from equity investees in the nine months ended September 30, 2006.  These amounts were offset by $11.7 million in operating cash flows from stations we owned during the nine months of 2005 but which were sold prior to 2006.

In the fourth quarter 2006, we expect to make $18.8 million in program payments, which will continue the trend of reduced programming payments in 2006 compared to 2005.  This trend is a result of our efforts to secure programming at values that are less than what we have historically paid, and we expect the trend to continue for the rest of the year.  Additionally, we expect the trend of reduced interest payments to continue for the rest of the year due to the fact that we have reduced our level of debt through repurchases in the open market.  However, we are uncertain as to the occurrence or timing of distributions we may receive in the future from equity investees similar to what was received during the first quarter 2006.

Investing Activities

Net cash flows from investing activities were significantly different in the third quarter 2006 compared to the third quarter 2005.  The primary driver of this difference relates to proceeds from the sale of television stations, net of cash paid for the acquisition of stations during the third quarter 2005 and a reduction in cash proceeds from sales of equity investees.  Capital expenditures were $0.4 million higher in the third quarter 2006 compared to the same period in 2005.

Net cash flows from investing activities were also significantly different for the nine months ended September 30, 2006 compared to the same period in 2005 because of proceeds from the sale of television stations, net of cash paid for the acquisition of stations during the third quarter 2005 and a reduction in cash proceeds from sales of equity investees.  Capital expenditures were $1.3 million higher for the nine months ended September 30, 2006 compared to the same period in 2005.

For the remainder of 2006, we anticipate incurring approximately $8.1 million of capital expenditures for station maintenance, equipment replacement and consolidation of building and tower needs in our various markets.  We expect to fund such capital expenditures with cash generated from operating activities.

Financing Activities

Net cash flows from financing activities were different in the third quarter 2006 compared to the third quarter 2005 because we utilized the cash from the sale of television stations to repay debt during third quarter 2005.  Dividend payments on our common stock were $2.1 million higher in the third quarter 2006 compared to the same period in 2005 because our dividend rate increased to 10 cents per share from 7.5 cents per share in the third quarter 2005.

Net cash flows from financing activities were significantly different for the nine months ended September 30, 2006 compared to the same period in 2005 because we utilized the cash from the sale of television stations to repay debt during second quarter 2005.  Dividend payments on our common stock were $12.7 million higher for the nine months of 2006 compared to the same period in 2005 because our dividend rate increased to 30 cents per share from 20 cents per share for the three quarters of 2005.

On August 2, 2006, we announced that our Board of Directors approved an increase to our quarterly dividend to 12.5 cents per share from 10.0 cents per share.  We began paying this dividend rate beginning in the fourth quarter 2006 and intend to continue in each future quarter.  We plan to fund these dividends with cash generated from operating activities.

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

CONTRACTUAL CASH OBLIGATIONS

 During the nine months ended September 30, 2006, we repurchased, in the open market, $23.7 million in face value of our 8% Senior Subordinated Notes, due 2012 and $8.6 million in face value of our 6% Convertible Debentures, due 2012.  There were no other material changes outside the ordinary course of business to our contractual cash obligations disclosed in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2005.

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

Interest Rate and Fair Market Value Risks

On April 20, 2006, we terminated two of our derivative instruments with a cash payment of $3.8 million, the aggregate fair value of the derivative liabilities on that date.  These swap agreements were accounted for as fair value hedges in accordance with SFAS 133 and changes in their fair market values were reflected as adjustments to the carrying value of the underlying debt that was being hedged.  Therefore, on the termination date, the carrying value of the underlying debt was adjusted to reflect the $3.8 million payment and that amount will be treated as a discount on the underlying debt that was being hedged and will be amortized over its remaining life, in accordance with SFAS 133.

On June 5, 2006, two of our derivative instruments expired.  These expired swap agreements did not qualify for hedge accounting treatment under SFAS 133 and, therefore, the changes in their fair market values were reflected in historical earnings as an unrealized gain from derivative instruments through the expiration date.  For the nine months ended September 30, 2006 and 2005, we recorded an unrealized gain of $2.9 million and $17.5 million, respectively.

As of September 30, 2006, we had two remaining derivative instruments.  These swap agreements are accounted for as fair value hedges in accordance with SFAS 133; therefore, any changes in their fair market value are reflected as adjustments to the carrying value of the underlying debt being hedged.  The notional amount of these swap agreements is $300.0 million and they expire on March 15, 2012.  The interest we pay is floating based on the three-month London Interbank Offered Rate (LIBOR) plus 2.28% and the interest we receive is at 8%.  The fair market value of these agreements is estimated by obtaining quotations from the international financial institution party to the contract.  This fair value is an estimate of the net amount that we would pay on September 30, 2006 if we cancelled the contracts or transferred them to other parties.  This amount was a net liability of $0.4 million on September 30, 2006 compared to a net asset of $4.6 million on December 31, 2005.

To determine the sensitivity of these derivative instruments to changes in interest rates, we also obtain quotations from the party to the contract that estimate the pro forma fair market value of the instruments on September 30, 2006 if current interest rates were higher by 1% or lower by 1%.  As of September 30, 2006, the fair market value of these instruments would be a liability of $8.3 million if interest rates were 1% higher and an asset of $9.8 million if interest rates were 1% lower than current rates.

During May 2003, we completed an issuance of $150.0 million aggregate principal amount of 4.875% Convertible Senior Notes, due 2018.  Under certain circumstances, we will pay contingent cash interest to the holders of the convertible notes commencing on January 15, 2011.  This contingent cash interest feature is an embedded derivative which had a negligible fair value as of September 30, 2006.

We are also exposed to risk from a change in interest rates to the extent we are required to refinance existing fixed rate indebtedness at rates higher than those prevailing at the time the existing indebtedness was incurred.  As of September 30, 2006, we had senior subordinated notes totaling $307.4 million and $618.3 million, convertible debentures totaling $153.2 million and convertible senior subordinated notes totaling $150.0 million expiring in the years 2011, 2012, 2012 and 2018, respectively.  Based on the quoted market price, the fair value of the notes and debentures was $1.2 billion as of September 30, 2006.  Generally, the fair market value of the notes will decrease as interest rates rise and increase as interest rates fall.  We estimate that a 1.0% increase from prevailing interest rates would result in a decrease in fair value of the notes and debentures by $57.9 million as of September 30, 2006.  The estimates related to the increase or decrease of interest rates are based on assumptions for forecasted future interest rates.

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

ITEM 4.      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of September 30, 2006, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during or subsequent to the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

We are a party to lawsuits and claims from time to time in the ordinary course of business.  Actions currently pending are in various preliminary stages and no judgments or decisions have been rendered by hearing boards or courts in connection with such actions.  After reviewing developments to date with legal counsel, our management is of the opinion that the outcome of our pending and threatened matters will not have a material adverse effect on our consolidated financial statements.

In October 2006, Mediacom Communications Corporation (Mediacom) filed a complaint and motion for preliminary injunction in federal court asserting that we had violated the federal antitrust laws, conducted tortuous interference with contracts and business expectations, and engaged in unfair competition.  We responded to and opposed the filings.  Subsequently, the court issued an order denying Mediacom’s motion seeking an injunction to permit it to continue to retransmit the signals of certain of our television stations after Mediacom’s contractual right to do so terminates on November 30, 2006.  Mediacom has appealed the decision.  Mediacom has also filed with the Federal Communication Commission (FCC) (1) an Opposition to all of our pending license renewal applications, and (2) a complaint alleging violations by us of our obligation to negotiate retransmission consent in good faith.  We have filed an opposition to the license renewal Opposition filed by Mediacom, a letter addressing the good faith complaint and will shortly be filing a formal response to Mediacom’s good faith complaint.

ITEM 1A. RISK FACTORS

The following sections entitled Network Affiliation Agreements and Changes in Rules on Local Marketing Agreements, represents an update to the section within Risk Factors contained in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2005.

Network Affiliation Agreements

Beginning in September 2006, our 58 television stations that we own and operate, or to which we provide programming services or sales services, are affiliated as follows: FOX (19 stations); MyNetworkTV (17 stations); ABC (10 stations); The CW (9 stations); CBS (2 stations) and NBC (1 station).  We no longer have independent stations.  Prior to September 2006, of the 58 television stations that we owned and operated, or to which we provided programming services or sales services, 56 were affiliated as follows: FOX (19 stations); WB (18 stations); ABC (10 stations); UPN (6 stations); CBS (2 stations) and NBC (1 station).  The remaining two stations were independent.  The networks produce and distribute programming in exchange for each station’s commitment to air the programming at specified times and for commercial announcement time during programming.  The amount and quality of programming provided by each network varies.

On October 24, 2005, NBC informed us that they intend to terminate our affiliation with WTWC-TV in Tallahassee, Florida.  This notice is contractually required to avoid automatic renewal of the existing agreement which expires January 1, 2007.  NBC has stated it is willing to continue its affiliation with WTWC if revised terms and conditions can be agreed upon.  As of September 30, 2006, the net book value of this affiliation agreement was $2.2 million.  We continue to negotiate with NBC regarding our affiliation agreement.

On March 2, 2006, we entered into an agreement with Twentieth Television, Inc. to air MyNetworkTV primetime programming on 17 of our stations.  This agreement became effective on September 5, 2006 and expires on September 4, 2011.  We have concluded that this represents a network affiliation agreement for accounting purposes.  As of September 30, 2006, the net book value of the affiliation agreements related to our former WB and UPN affiliate stations that are now airing MyNetworkTV programming was $5.8 million.  The estimated fair value of the new affiliation exceeded the net book value of the terminated affiliation agreement and therefore, no loss was recognized accordingly.

On May 1, 2006, we entered into an agreement with FOX to renew all of our FOX affiliation agreements.  These agreements expire on March 6, 2012.  As of September 30, 2006, the net book value of these affiliation agreements was $35.2 million.

On May 2, 2006, we entered into an affiliation agreement with The CW Television Network to air their programming on nine of our stations.  This agreement became effective on September 1, 2006 and expires on August 31, 2010.  As of September 30, 2006, the net book value of the affiliation agreements related to our former WB affiliate stations that are now airing CW programming was $2.6 million.  The estimated fair value of the new affiliation exceeded the net book value of the terminated affiliation agreement and therefore, no loss was recognized accordingly.

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

In July 2006, as part of the FCC’s statutorily required, quadrennial review of its media ownership rules, the FCC released a Further Notice of Proposed Rule Making seeking comment on how to address the issues raised by the Third Circuit’s decision, among other things, remanding the local television ownership rule.  The ultimate outcome of that proceeding could significantly impact our business.

When the FCC decided to attribute LMAs for ownership purposes in 1999, it grandfathered our LMAs that were entered into prior to November 5, 1996, permitting the applicable stations to continue operations pursuant to the LMAs until the conclusion of the FCC’s 2004 biennial review.  The FCC stated it would conduct a case-by-case review of grandfathered LMAs and assess the appropriateness of extending the grandfathering periods.  Subsequently, the FCC invited comments as to whether, instead of beginning the review of the grandfathered LMAs in 2004, it should do so in 2006.  The FCC has not initiated any such review of grandfathered LMAs and we do not know if the FCC will do so in 2006.  The FCC did not initiate any review of grandfathered LMAs in 2004 and has not indicated it would do so as part of its 2006 quadrennial review.  We do not know when, or if, the FCC will conduct any such review of grandfathered LMAs.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on the 9th day of November 2006.

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