Form 10-K
period 2006-12-31
SINCLAIR BROADCAST GROUP INC
filed 2007-03-09
CIK 912752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(mark one)

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

(410) 568-1500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

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

Large accelerated filer ☐      Accelerated filer ☒      Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

Based on the closing sales price of $8.56 per share as of June 30, 2006, the aggregate market value of the voting and non-voting common equity of the Registrant held by non-affiliates was approximately $408.6 million.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of shares outstanding as of
Title of each class	March 5, 2007
Class A Common Stock	48,780,162
Class B Common Stock	37,534,960

Documents Incorporated by Reference - Portions of our definitive Proxy Statement relating to our 2007 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.  We anticipate that our Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2006.

SINCLAIR BROADCAST GROUP, INC.
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2006

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

•                  the activities of our competitors;

•                  terrorist acts of violence or war and other geopolitical events;

Industry risks

•                  the business conditions of our advertisers;

•                  competition with other broadcast television stations, radio stations, multi-channel video programming distributors and internet and broadband content providers serving in the same markets;

•                  availability and cost of programming;

•                  the effects of governmental regulation of broadcasting or changes in those regulations and court actions interpreting those regulations, including ownership regulations, indecency regulations, retransmission regulations, political advertising restrictions and regulations and timing regarding the transition from analog to digital over-the-air broadcasting;

•                  the continued viability of networks and syndicators that provide us with programming content;

Risks specific to us

•                  the effectiveness of our management;

•                  our ability to successfully negotiate retransmission consent agreements;

•                  our ability to attract and maintain local and national advertising;

•                  our ability to service our outstanding debt;

•                  FCC license renewals;

•                  our ability to maintain our affiliation agreements with the top four networks;

•                  the popularity of syndicated programming we purchase and network programming that we air;

•                  successful integration of outsourcing and news share agreements;

•                  the strength of ratings for our local news broadcasts;

•                  changes in the makeup of the population in the areas where our stations are located;

•                  acceptance by viewers and advertisers of The CW Television Network and MyNetworkTV; and

•                  the success of our multi-channel broadcasting initiatives.

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

PART I

ITEM 1.                    BUSINESS

We are a diversified television broadcasting company that owns or provides certain programming, operating or sales services to more television stations than any other commercial broadcasting group in the United States.  We currently own, provide programming and operating services pursuant to local marketing agreements (LMAs) or provide (or are provided) sales services pursuant to outsourcing agreements to 58 television stations in 36 markets.  For the purpose of this report, these 58 stations are referred to as “our” stations.  We currently have 11 duopoly markets where we own and operate at least two stations within the same market.  We have ten LMA markets where, with one exception, we own and operate one station in the market and provide or are provided programming and operating services to, or by, another station within that market.  In the remaining 15 markets, we own and operate a single television station.

We have a mid-size market focus and 44 of our 58 stations are located in television designated markets areas (DMAs) that rank between the 12th and 75th largest in the United States.  Our television station group is diverse in network affiliation: FOX (19 stations); MyNetworkTV (17 stations); ABC (10 stations); The CW (9 stations); CBS (2 stations) and NBC (1 station).  Refer to our Markets and Stations table later in this section for more information.

We broadcast free over-the-air programming to television viewing audiences in the communities we serve through our local television stations.  The programming that we provide consists of network provided programs, news produced locally, local sporting events and syndicated entertainment programs.  We provide network produced programming, which we broadcast pursuant to our agreements with the network with which the stations are affiliated.  We produce news at 19 stations in 13 markets including two stations which have a local news sharing arrangement with a competitive station in that market.  We have 13 stations which have local news sharing arrangements with a competitive station in that market, which produces the news aired on our station.  We provide live local sporting events on many of our stations by acquiring the local television broadcast rights for these events.  Additionally, we purchase and barter for popular syndicated programming from third parties.  See Operating Strategy later in this Item for more information regarding the programming we provide.

Our primary source of revenue is the sale of commercial inventory on our television stations to our advertising customers.  Our objective is to meet the needs of our advertising customers by delivering significant audiences in key demographics.  Our strategy is to achieve this objective by providing quality local news programming and popular network and syndicated programs to our viewing audience.  We attract our national television advertisers through a single national marketing representation firm with offices in New York City, Los Angeles, Chicago and Atlanta.  Our local television advertisers are attracted through the use of a local sales force at each of our television stations, which is comprised of approximately 490 account executives company-wide.

Our operating results are subject to seasonal fluctuations.  The second and fourth quarter operating results are typically higher than the first and third quarters due to increased advertising revenues.  The second quarter operating results are typically higher than the first and third quarters primarily because advertising expenditures are increased in anticipation of consumer spending on “summer related” items such as home improvements, lawn care and travel plans.  The fourth quarter operating results are typically the highest in anticipation of holiday season spending by consumers.  Our operating results are usually subject to cyclical fluctuations from political advertising.  In the past, political spending has been significantly higher in the even-number years due to the cyclicality of political advertising.  In addition, every four years, political spending is elevated further due to the advertising revenue preceding the presidential election. We believe political advertising is one of the fastest growing advertising category in our industry.  Broadcast television’s share of political advertising in 2006 (a non-presidential election year) is expected to increase 8.8% and 73.0% over 2004 (a presidential election year) and 2002 (a non-presidential election year), respectively, according to PQ Media’s October 2006 report, “Political Media Buying 2006: Analysis of advertising & marketing spending on nine key media and its impact on the major media companies in the U.S.”  Previously, there has been a significant difference in our operating results when comparing even-number years’ performance to the odd-number years’ performance.  However, we expect the television industry to begin to generate increased revenues in odd-number years preceding presidential election years due to earlier state primary dates and an increase in political advertising budgets.

Over the last few years, we have been earning revenue from our retransmission consent agreements through payments from the multi-channel video programming distributors (MVPDs) in our markets.  The MVPDs are local cable companies, satellite television and local telecommunication video providers.  The revenues primarily represent payments from the MVPDs for access to our signal so they may rebroadcast directly to and charge their subscribers.  We have seen this revenue category grow significantly as we successfully renew our retransmission consent agreements with the MVPDs.

We are a Maryland corporation formed in 1986.  Our principal offices are located at 10706 Beaver Dam Road, Hunt Valley, Maryland 21030.  Our telephone number is (410) 568-1500 and our website address is www.sbgi.net.

TELEVISION BROADCASTING

Markets and Stations

We own and operate, provide programming services to, provide sales services to or have agreed to acquire the following television stations:

Market	Market Rank (a)	Stations	Status (b)	Former Affiliation (c)	Affiliation as of September 2006 (c) (d)	Station Rank in Market (e)	Expiration Date of FCC License
Tampa, Florida	12	WTTA	LMA(f)	WB	MNT	6 of 8	02/01/13
Minneapolis/St. Paul, Minnesota	15	WUCW(g)	O&O	WB	CW	6 of 7	04/01/06 (h)
St. Louis, Missouri	21	KDNL	O&O	ABC	ABC	4 of 8	02/01/06 (h)
Pittsburgh, Pennsylvania	22	WPGH WPMY(g)	O&O O&O	FOX WB	FOX MNT	4 of 9 6 of 9	08/01/07 08/01/07
Baltimore, Maryland	24	WBFF WNUV	O&O LMA(i)	FOX WB	FOX CW	3 of 5 4 of 5	10/01/04 (h) 10/01/12
Raleigh/Durham, North Carolina	29	WLFL WRDC	O&O O&O	WB UPN	CW MNT	5 of 7 6 of 7	12/01/04 (h) 12/01/04 (h)
Nashville, Tennessee	30	WZTV WUXP WNAB	O&O O&O OSA(j)	FOX UPN WB	FOX MNT CW	4 of 8 5 of 8 6 of 8	08/01/05 (h) 08/01/05 (h) 08/01/05 (j)
Columbus, Ohio	32	WSYX WTTE	O&O LMA(i)	ABC FOX	ABC FOX	3 of 6 4 of 6	10/01/05 (h) 10/01/05 (h)
Cincinnati, Ohio	33	WSTR	O&O	WB	MNT	5 of 8	10/01/05 (h)
Milwaukee, Wisconsin	34	WCGV WVTV	O&O O&O	UPN WB	MNT CW	5 of 9 6 of 9	12/01/05 (h) 12/01/05 (h)
Asheville, North Carolina/ Greenville/Spartanburg/ Anderson, South Carolina	36	WLOS WMYA(g)	O&O LMA(i)	ABC WB	ABC MNT	3 of 7 6 of 7	12/01/04 (h) 12/01/04 (h)
San Antonio, Texas	37	KABB KMYS(g)	O&O O&O	FOX WB	FOX MNT	4 of 7 5 of 7	08/01/06 (h) 08/01/06 (h)
Birmingham, Alabama	40	WTTO WABM WDBB	O&O O&O LMA	WB UPN WB	CW MNT CW	5 of 9 6 of 9 5 of 9(k)	04/01/05 (h) 04/01/05 (h) 04/01/13
Norfolk, Virginia	42	WTVZ	O&O	WB	MNT	6 of 8	10/01/12
Las Vegas, Nevada	43	KVCW(g) KVMY(g)	O&O O&O	IND WB	CW MNT	5 of 7 6 of 7	10/01/14 10/01/06 (h)
Oklahoma City, Oklahoma	46	KOKH KOCB	O&O O&O	FOX WB	FOX CW	4 of 9 5 of 9	06/01/06 (h) 06/01/06 (h)
Greensboro/Winston-Salem/ Highpoint, North Carolina	47	WXLV WMYV(g)	O&O O&O	ABC UPN	ABC MNT	4 of 7 6 of 7	12/01/04 (h) 12/01/04 (h)
Buffalo, New York	49	WUTV WNYO	O&O O&O	FOX WB	FOX MNT	4 of 9 6 of 9	06/01/07 06/01/07
Dayton, Ohio	58	WKEF WRGT	O&O LMA(i)	ABC FOX	ABC FOX	2 of 8 4 of 8	10/01/05 (h) 10/01/05 (h)
Mobile, Alabama/ Pensacola, Florida	59	WEAR WFGX	O&O O&O	ABC IND	ABC MNT	2 of 9 not rated	02/01/05 (h) 02/01/13
Richmond, Virginia	61	WRLH	O&O	FOX	FOX	4 of 5	10/01/04 (h)
Lexington, Kentucky	63	WDKY	O&O	FOX	FOX	4 of 6	08/01/05 (h)
Charleston/Huntington, West Virginia	65	WCHS WVAH	O&O LMA(i)	ABC FOX	ABC FOX	3 of 7 4 of 7	10/01/12 10/01/04 (h)
Flint/Saginaw/Bay City, Michigan	66	WSMH	O&O	FOX	FOX	4 of 7	10/01/05 (h)
Des Moines, Iowa	73	KDSM	O&O	FOX	FOX	4 of 5	02/01/06 (h)
Portland, Maine	74	WGME	O&O	CBS	CBS	2 of 6	04/01/07
Rochester, New York	78	WUHF	O&O(l)	FOX	FOX	4 of 6	06/01/07
Syracuse, New York	79	WSYT WNYS	O&O LMA	FOX WB	FOX MNT	4 of 6 6 of 6	06/01/07 06/01/07
Cape Girardeau, Missouri/ Paducah, Kentucky	80	KBSI WDKA	O&O LMA	FOX WB	FOX MNT	4 of 7 6 of 7	02/01/06 (h) 08/01/13
Springfield/Champaign, Illinois	82	WICS WICD	O&O O&O	ABC ABC	ABC ABC	2 of 6 2 of 6(m)	12/01/05 (h) 12/01/05 (h)
Madison, Wisconsin	85	WMSN	O&O	FOX	FOX	4 of 6	12/01/05 (h)
Cedar Rapids, Iowa	89	KGAN	O&O(l)	CBS	CBS	3 of 6	02/01/06 (h)
Charleston, South Carolina	100	WTAT WMMP	LMA(i) O&O	FOX UPN	FOX MNT	4 of 6 6 of 6	12/01/04 (h) 12/01/04 (h)
Tallahassee, Florida	108	WTWC	O&O	NBC	NBC	3 of 8	02/01/05 (h)
Springfield, Massachusetts	109	WGGB	O&O	ABC	ABC	2 of 6	04/01/07
Peoria/Bloomington, Illinois	116	WYZZ	O&O(l)	FOX	FOX	4 of 6	12/01/05 (h)

a)                 Rankings are based on the relative size of a station’s designated market area (DMA) among the 210 generally recognized DMAs in the United States as estimated by Nielsen as of November 2006.

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

d)                When we negotiate the terms of our affiliation agreements with each network, we negotiate on behalf of all of our stations affiliated with that network simultaneously.  This results in substantially similar terms for our stations, including the expiration date of the affiliation agreement.  A summary of these expiration dates is as follows:

Affiliate	Expiration Date
FOX	All 19 agreements expire on March 6, 2012
MNT	All 17 agreements expire on September 4, 2011
ABC	All 10 agreements expire on December 31, 2009
CW	All 9 agreements expire on August 31, 2010
CBS	Both agreements expire on December 31, 2007
NBC	Agreement expires on December 31, 2016

e)                 The first number represents the rank of each station in its market and is based upon the November 2006 Nielsen estimates of the percentage of persons tuned into each station in the market from 7:00 a.m. to 1:00 a.m., Monday through Sunday.  The second number represents the estimated number of television stations designated by Nielsen as “local” to the DMA, excluding public television stations and stations that do not meet the minimum Nielsen reporting standards (weekly cumulative audience of at least 0.1%) for the Monday through Sunday 7:00 a.m. to 1:00 a.m. time period as of November 2006.  This information is provided to us in a summary report by Katz Television Group.

f)                   The license assets for this station are currently owned by Bay Television, Inc., a related party.  See Note 12. Related Person Transactions, in the Notes to our Consolidated Financial Statements for more information.

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

h)                We, or subsidiaries of Cunningham Broadcasting Company (Cunningham), timely filed applications for renewal of these licenses with the FCC.  Unrelated third parties have filed petitions to deny or informal objections against such applications.  We opposed the petitions to deny and the informal objections and those applications are currently pending.  See Note 11. Commitments and Contingencies, in the Notes to our Consolidated Financial Statements for more information.

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

k)                 WDBB-TV simulcasts the programming broadcast on WTTO-TV pursuant to a programming services agreement.  The station rank applies to the combined viewership of these stations.

l)                    We have entered into outsourcing agreements with unrelated third parties, under which the unrelated third parties provide certain non-programming related sales, operational and managerial services to these stations.  We continue to own all of the assets of these stations and to program and control each station’s operations.

m)              WICD-TV, a satellite of WICS-TV under FCC rules, simulcasts all of the programming aired on WICS-TV except the news broadcasts.  WICD-TV airs its own news broadcasts.  The station rank applies to the combined viewership of these stations.

Operating Strategy

Our operating strategy includes the following elements:

Programming to Attract Viewership.  We seek to target our programming offerings to attract viewership, to meet the needs of the communities in which we serve and to meet the needs of our advertising customers.  In pursuit of this strategy, we seek to obtain, at attractive prices, popular syndicated programming that is complementary to each station’s network programming.  We also seek to broadcast live local and national sporting events that would appeal to a large segment of the local community.  Moreover, we produce news at 19 stations in 13 markets, including two stations which have a local news sharing agreement with a competitive station in that market.  We have 13 stations which have local news sharing arrangements with a competitive station in that market, which produces the news aired on our station.

Attract and Retain High Quality Management.  We believe that much of our success is due to our ability to attract and retain highly skilled and motivated managers at both the corporate and local station levels.  We provide, a combination of base salary, long-term incentive compensation and, where appropriate, cash bonus pay designed to be competitive with comparable employers in the television broadcast industry.  A significant portion of the compensation available to our Chief Operating Officer, sales vice presidents, group managers, general managers, sales managers and other station managers is based on their exceeding certain operating results.  We also provide some of our corporate and station managers with deferred compensation plans.

Developing Local Franchises.  We believe the greatest opportunity for a sustainable and growing customer base lies within our local communities.  Therefore, we have focused on developing a strong local sales force at each of our television stations, which is comprised of approximately 490 account executives company-wide.  Excluding political advertising revenue, 64.8% of our net time sales were local for the year ended December 31, 2006, up from 62.7% in 2005.  Our goal is to grow our local revenues by increasing our market share and by developing new business opportunities.

Developing New Business.  We are always striving to develop new business models to complement or enhance our existing television broadcast business.  During the past few years, we have built a profitable direct mail business at many of our stations using, for the most part, our existing sales force.  With the success of our direct mail program, which generated $8.7 million in revenues in 2006 and margins of 30.2% to 66.4%, we have developed other initiatives that will give us an additional competitive advantage.

These new business iniatives include A Better Life, a self-improvement program, starring Meredith Baxter.  This type of programming connects to a wide array of viewers, which provides an opportunity for advertisers that have not traditionally focused on television advertising to effectively reach their potential customers.  A Better Life has resulted in advertising revenues, net of agency commission, of $6.0 million for the year ended December 31, 2006.  In 2007, we expect to add MDTV and E-Trimdown.com (aka Perfectly You) to our new business programs.

Local News.  We believe that the production and broadcasting of local news is an important link to the community and an aid to a station’s efforts to expand its viewership.  In addition, local news programming can provide access to advertising sources targeted specifically to local news viewers.  We assess the anticipated benefits and costs of producing local news prior to the introduction of local news at our stations because a significant investment in capital equipment is required and substantial operating expenses are incurred in introducing, developing and producing local news programming.  We also continuously review the performance of our existing news operations to make sure they are economically viable.

Our local news initiatives are an important part of our strategy that has resulted in our entering into 16 local news sharing arrangements with other television broadcasters.  We are the provider of news services in some instances; however, in most of our news share arrangements, we are the recipient of services.  We believe news share arrangements generally provide both higher viewer ratings and revenues for the station receiving the news and generate a profit for the news share provider.  Generally, both parties and the local community are beneficiaries of these arrangements.

Monetizing Retransmission Consent Agreements.  As the competition for programming content increases among the many cable, satellite and telecommunications companies, we are in a position to realize significant additional revenues.  We have retransmission consent agreements with MVPDs, such as cable, satellite and telecommunications operators in our markets.  Previously, most of these agreements allowed the MVPDs to air our programming to their subscribers without compensating us.  We believe that these companies should compensate us for the right to retransmit our broadcast  signals.  As such, as these agreements come up for renewal or as we renegotiate existing agreements, which are terminable on short notice, we are including terms which provide us with a revenue stream from these agreements.  Additionally, as the portable device service providers develop their infrastructure to deliver programming content to television sets, cell phones and other hand-held devices using our spectrum capacity, we may be able to generate additional revenue streams through agreements with them.

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

Use of Outsourcing Agreements.  In addition to our LMAs, we currently operate under four (and may seek opportunities for additional) outsourcing agreements in which our stations provide or are provided various non-programming related services such as sales, operational and managerial services to or by other stations.  Pursuant to these agreements, our stations in Nashville, Tennessee currently provide services to another station in the market and other parties provide services to our stations in Peoria/Bloomington, Illinois, Cedar Rapids, Iowa and Rochester, New York.  As a result of a change in ownership of the unrelated third party, we terminated our outsourcing agreement in Tallahassee, Florida on February 19, 2006.  We believe the outsourcing structure allows stations to achieve operational efficiencies and economies of scale, which should otherwise improve broadcast cash flow and competitive positions.  While television joint sales agreements (JSAs) are not currently attributable, as that term is defined by the FCC, on August 2, 2004, the FCC released a notice of proposed rulemaking seeking comments on its tentative conclusion that television joint sales agreements should be attributable.  We cannot predict the outcome of this proceeding, nor can we predict how many changes, together with possible changes to ownership rules, would apply to our existing outsourcing agreements.

Multi-Channel Digital Broadcasting.  FCC rules allow broadcasters to transmit additional digital channels within the spectrum allocated to each FCC license holder.  This provides viewers with additional programming alternatives at no additional cost to them.  Four of our television stations are experimenting with broadcasting a second digital channel in accordance with these rules, airing various alternative programming formats.  In Baltimore, where our corporate offices are located, we are airing a secondary digital channel comprised of classic television programming and religious programming.  In the three other markets, we have a similar format along with MyNetwork TV programming.  In addition, we had been airing the Tube Network in 29 of our markets on a secondary digital channel.  This effort ended on December 30, 2006.

During the January 2007 Consumer Electronics Show in Las Vegas, Samsung partnered with us to demonstrate the viability of the digital modulation standard known as Advanced-Vestigial Side-Band (A-VSB).  This modification developed by Samsung allows for dynamic mobility of the stations broadcast signal.  This development is in its earliest stages.

We expect to continue to consider other alternative programming formats that we could air using our multi-channel digital spectrum space when it makes financial sense.

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

Popular Sporting Events.  Our CW and MyNetworkTV affiliated stations generally face fewer restrictions on broadcasting live local sporting events compared with FOX, ABC, CBS and NBC affiliates, which are required to broadcast a greater number of hours of programming supplied by the networks.  At some of our stations, we have been able to acquire local television broadcast rights for certain sporting events, including NBA basketball, Major League Baseball, NFL football, NHL hockey, ACC basketball and both Big Ten and SEC football and basketball.  We seek to expand our sports broadcasting in DMAs only as profitable opportunities arise.  In addition, our stations that are affiliated with FOX, ABC, CBS and NBC broadcast certain NBA basketball, Major League Baseball games, NFL football games, NHL hockey games and NASCAR races, as well as other popular sporting events.

Strategic Realignment of Station Portfolio.  We continue to examine our television station group portfolio in light of the FCC’s broadcast ownership rules adopted in 2003.  For a summary of these rules, refer to Ownership Matters, discussed in the Federal Regulation of Television Broadcasting.  Our objective is to build our local franchises in the markets we deem strategic.  We routinely review and conduct investigations of potential television station acquisitions, dispositions and station swaps.  At any given time, we may be in discussions with one or more television station owners.  For more information related to station sales, see Note 13. Discontinued Operations, in the Notes to our Consolidated Financial Statements.

Community Involvement. Each of our stations actively participates in various community activities and offers many community services.  Our activities include broadcast programming of local interest and sponsorship of community and charitable events.  We also encourage our station employees to become active members of their communities and to promote involvement in community and charitable affairs.  After Hurricane Ivan affected their community, WEAR-TV in Pensacola, Florida compiled their news footage of the hurricane into a DVD entitled “In Focus: Hurricane Ivan Special.”  Approximately $180,000 of the proceeds from the sale of the DVDs was donated to various charities including Habitat for Humanity and United Way.  In response to the Tsunami tragedy in Southeast Asia during 2004, our employees generously donated over $17,000; we matched this amount with a contribution to the American Red Cross.  In response to the disaster caused by Hurricane Katrina, the Sinclair Relief Fund (the Fund) was formed by David D. Smith, Frederick Smith, J. Duncan Smith, three of our controlling shareholders, and Barry M. Faber, our Vice President and General Counsel.  The Fund is a qualified charitable organization formed to provide monetary aid and relief to the victims of natural disasters.  Our employees and viewers generously donated over $208,000 to the Fund and we made an additional contribution of $50,000.  The Fund distributed the contributions to various organizations including the American Red Cross, the Salvation Army, Feed the Children and USA Harvest.  We believe that active community involvement by our stations provides our stations with increased exposure in their respective DMAs and is our responsibility as stewards of the community’s broadcast license.

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

In 2004, we filed with the FCC an application for the license renewal of WBFF-TV in Baltimore, Maryland.  Subsequently, an individual named Richard D’Amato filed a petition to deny the application.  In 2004, we also filed with the FCC applications for the license renewal of television stations: WXLV-TV, Winston-Salem, North Carolina; WMYV-TV, Greensboro, North Carolina; WLFL-TV, Raleigh/Durham, North Carolina; WRDC-TV, Raleigh/Durham, North Carolina; WLOS-TV, Asheville, North Carolina and WMMP-TV, Charleston, South Carolina.  An organization calling itself “Free Press” filed a petition to deny the renewal applications of these stations and also the renewal applications of two other stations in those markets, which we program pursuant to LMAs: WTAT-TV, Charleston, South Carolina and WMYA-TV, Anderson, South Carolina.  Several individuals and an organization named “Sinclair Media Watch” also filed informal objections to the license renewal applications of WLOS-TV and WMYA-TV, raising essentially the same arguments presented in the Free Press petition.  The FCC is currently in the process of considering these renewal applications and we believe the objections have no merit.

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

On July 21, 2005, we filed with the FCC an application to acquire WNAB-TV in Nashville, Tennessee.  Rainbow/PUSH filed a petition to deny that application and also requested that the FCC initiate a hearing to investigate whether WNAB-TV was improperly operated with WZTV-TV and WUXP-TV, two of our stations located in the same market as WNAB-TV.  That proceeding is currently pending and we believe the petition has no merit.

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

On March 15, 2006, the FCC issued an NAL in the amount of $32,500 per station to a number of CBS affiliated and owned and operated stations, including KGAN-TV in Cedar Rapids, Iowa.  The NAL alleged that the stations broadcast indecent material contained in an episode of “Without a Trace,” a CBS network program that aired on December 31, 2004 at 9:00 pm.  CBS opposed the NAL but has not agreed to indemnify its affiliates for the full amount of this liability, if any.  We cannot predict the outcome of this proceeding or the effect of any adverse outcome on the station’s license renewal application.

On October 17, 2006, Mediacom Communications Corporation (Mediacom), in connection with a retransmission consent dispute with us, filed a pleading opposing the grant of the pending license renewal applications of thirty-nine stations licensed to us or to which we provide services.  On February 2, 2007, we reached a retransmission consent agreement with Mediacom, and on February 6, 2007, Mediacom submitted a motion to withdraw and dismiss its pleading with prejudice.

Action on many license renewal applications, including those we have filed, has been delayed because of the pendency of complaints that programming aired by the various networks contained indecent material.  We cannot predict when the FCC will address these complaints and act on the renewal applications.

Recent actions by the FCC have also made it difficult for us to predict the impact on our license renewals from allegations related to the airing of indecent material that may arise in the ordinary course of our business.  For example, on Veterans’ Day in November 2004, we preempted (did not air) “Saving Private Ryan”, a program that was aired during ABC’s network programming time.  We were concerned that since the program contained the use of the “F” word (indecent material as defined by the FCC) airing the programming could result in a fine or other negative consequences for one or more of our ABC stations.  In February 2005, the FCC dismissed all complaints filed against ABC stations regarding this program.  The FCC’s decision justified what some may consider indecent material as appropriate in the context of the program.  Although this ruling has expanded the programming opportunities of our stations, it still leaves us at risk because what might be determined as legitimate context by us may not be deemed so by the FCC and the FCC will not rule beforehand as this may be considered a restriction of free speech.  For example, in September 2006, we preempted a CBS network documentary on the events that happened on September 11, 2001 because the program contained what some have argued is indecent material and the FCC would not provide, in advance of the airing of the documentary, any guidance on whether that material was appropriate in the context of the program.  The result of this is that we only know that “Saving Private Ryan” and “Schindler’s List” are allowed to be aired in their unedited entirety under current FCC rulings.

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

As a result of these provisions, the licenses granted to our subsidiaries by the FCC could be revoked if, among other restrictions imposed by the FCC, more than 25% of our stock were directly or indirectly owned or voted by aliens.  Sinclair and its subsidiaries are domestic corporations, and the members of the Smith family (who together hold approximately 82% of the common voting rights of Sinclair) are all United States citizens.  Our amended and restated Articles of Incorporation (the amended certificate) contain limitations on alien ownership and control that are substantially similar to those contained in the Communications Act.  Pursuant to the amended certificate, we have the right to repurchase alien-owned shares at their fair market value to the extent necessary, in the judgment of the Board of Directors, to comply with the alien ownership restrictions.

In June 2003, the FCC adopted a Report and Order modifying its multiple ownership rules.  The 2003 rules, among other things:

•                  increase the number of stations an entity may own nationally by increasing the national audience reach cap from 35% to 45% and leave unchanged the method of calculating an entity’s audience reach.  Congress subsequently passed a bill requiring the FCC to establish a national audience reach cap of 39%.  (See discussion below in National Ownership Rule);

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

If these rules become law, broadcast television owners would be permitted to own more television stations, potentially affecting our competitive position.  The Third Circuit Court of Appeals has stayed the application of the 2003 rules as a result of numerous legal challenges, including one we filed.  In July 2004, the Court issued a decision holding, among other things, that the numerical limits established by the FCC’s 2003 local television ownership rule were patently unreasonable and not consistent with the record evidence.  The Court remanded the numerical limits for the FCC to justify or modify and left the stay in effect pending the FCC’s action on remand.  Several parties, including us, filed petitions with the Supreme Court of the United States seeking review of the Third Circuit decision, but the Supreme Court denied the petitions in June 2005.  In July 2006, as part of the FCC’s statutorily required quadrennial review of its media ownership rules, the FCC released a Further Notice of Proposed Rule Making seeking comment on how to address the issues raised by the Third Circuit’s decision, among other things, remanding the local television ownership rule.  During the pendency of the remand, the Third Circuit has ordered the FCC to continue to apply the ownership rules in effect prior to the adoption of the 2003 rules.  The FCC ownership rules currently being applied are described below:

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

Dual Network Rule.  The four major television networks, FOX, ABC, CBS and NBC, are prohibited, absent a waiver, from merging with each other.  In May 2001, the FCC amended its dual network rule to permit the four major television networks to own, operate, maintain or control other television networks, such as The CW or MyNetworkTV.

National Ownership Rule.  The FCC’s current national ownership rule states that no individual or entity may have an attributable interest in television stations reaching more than 39% of the national television viewing audience.  Congress passed a bill requiring the FCC to establish a national audience reach cap of 39% and President Bush signed the bill into law on January 23, 2004.  Under this rule, where an individual or entity has an attributable interest in more than one television station in a market, the percentage of the national television viewing audience encompassed within that market is only counted once.  Since, historically, VHF stations (channels 2 through 13) have shared a larger portion of the market than UHF stations (channels 14 through 69), only half of the households in the market area of any UHF station are included when calculating an entity’s national television viewing audience (commonly referred to as the “UHF discount”).

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

In addition, a party may request a waiver of the rule to acquire a second or third station in the market if the station to be acquired is economically distressed or not yet constructed and there is no party who does not own a local television station who would purchase the station for a reasonable price.

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

Under the FCC ownership rules adopted in 2003, we would be allowed to continue to program most of the stations with which we have an LMA.  In the absence of a waiver, the 2003 ownership rules would require us to terminate or modify three of our LMAs in markets where both the station we own and the station with which we have an LMA are ranked among the top four stations in their particular designated market area.  The FCC’s 2003 ownership rules include specific provisions permitting waivers of this “top four restriction”.  Although there can be no assurances, we have studied the application of the 2003 ownership rules to our markets and believe we are qualified for waivers.  The effective date of the 2003 ownership rules has been stayed by the U. S. Court of Appeals for the Third Circuit and the rules are on remand to the FCC.  Several parties, including us, filed petitions with the Supreme Court of the United States seeking review of the Third Circuit decision, but the Supreme Court denied the petitions.  In July 2006, as part of the FCC’s statutorily required quadrennial review of its media ownership rules, the FCC released a Further Notice of Proposed Rule Making seeking comment on how to address the issues raised by the Third Circuit’s decision, among other things, remanding the local television ownership rules.  We cannot predict the outcome of that proceeding, which could significantly impact our business.

When the FCC decided to attribute LMAs for ownership purposes in 1999, it grandfathered our LMAs that were entered into prior to November 5, 1996, permitting the applicable stations to continue operations pursuant to the LMAs until the conclusion of the FCC’s 2004 biennial review.  The FCC stated it would conduct a case-by-case review of grandfathered LMAs and assess the appropriateness of extending the grandfathering periods.  Subsequently, the FCC invited comments as to whether, instead of beginning the review of the grandfathered LMAs in 2004, it should do so in 2006.  The FCC did not initiate any such review of grandfathered LMAs in 2004 and has not indicated it would do so as part of its 2006 quadrennial review.  We do not know when, or if, the FCC will conduct any such review of grandfathered LMAs.

Because the effective date of the 2003 ownership rules has been stayed and, in connection with the adoption of those rules, the FCC concluded the old rules could not be justified as necessary in the public interest, we have taken the position that an issue exists regarding whether the FCC has any current legal right to enforce any rules prohibiting the acquisition of television stations.  The FCC, however, dismissed our applications to acquire certain LMA stations.  We filed an application for review of that decision, which is still pending.  In 2005, we filed a petition with the U. S. Court of Appeals for the D.C. Circuit requesting that the Court direct the FCC to take final action on our applications, but that petition was denied.  On January 6, 2006, we submitted a motion to the FCC requesting that it take final action on our applications and that request is pending.

On November 15, 1999, we entered into a plan and agreement of merger to acquire through merger WMYA-TV (formerly WBSC-TV) in Anderson, South Carolina from Cunningham, but that transaction was denied by the FCC.  In light of the change in the 2003 ownership rules, we have filed a petition for reconsideration with the FCC and amended our application to acquire the license of WMYA-TV.  We also filed applications in November 2003 to acquire the license assets of the remaining five Cunningham stations: WRGT-TV, Dayton, Ohio; WTAT-TV, Charleston, South Carolina; WVAH-TV, Charleston, West Virginia; WNUV-TV, Baltimore, Maryland; and WTTE-TV, Columbus, Ohio.  Rainbow/PUSH filed a petition to deny these five applications and to revoke all of our licenses.  The FCC dismissed our applications in light of the stay of the 2003 ownership rules and also denied the Rainbow/PUSH petition.  Rainbow/PUSH filed a petition for reconsideration of that denial and we filed an application for review of the dismissal, which may be impacted by the remand of the FCC’s 2003 ownership rules.  In 2005, we filed a petition with the U. S. Court of Appeals for the D. C. Circuit requesting that the Court direct the FCC to take final action on our applications, but that petition was dismissed.  On January 6, 2006, we submitted a motion to the FCC requesting that it take final action on our applications.  Both the applications and the associated petition to deny are still pending.  We believe the Rainbow/PUSH petition is without merit.

The Satellite Home Viewer Act (SHVA), The Satellite Home Viewer Improvement Act (SHVIA) and the Satellite Home Viewer Extension and Reauthorization Act (SHVERA)

In 1988, Congress enacted the Satellite Home Viewer Act (SHVA), which enabled satellite carriers to provide broadcast programming to those satellite subscribers who were unable to obtain broadcast network programming over-the-air.  SHVA did not permit satellite carriers to retransmit local broadcast television signals directly to their subscribers.  The Satellite Home Viewer Improvement Act of 1999 (SHVIA) revised SHVA to reflect changes in the satellite and broadcasting industry.  This legislation allowed satellite carriers, until December 31, 2004, to provide local television signals by satellite within a station market, and effective January 1, 2002, required satellite carriers to carry all local signals in any market where they carry any local signals.  On or before July 1, 2001, SHVIA required all television stations to elect to exercise certain “must carry” or “retransmission consent”

rights in connection with their carriage by satellite carriers.  We have entered into compensation agreements granting the two primary satellite carriers retransmission consent to carry all our stations.  In December 2004, President Bush signed into law the Satellite Home Viewer Extension and Reauthorization Act (SHVERA).  SHVERA extended, until December 31, 2009, the rights of broadcasters and satellite carriers under SHVIA to retransmit local television signals by satellite.  SHVERA also authorized satellite delivery of distant network signals, significantly viewed signals and local low-power television station signals into local markets under defined circumstances.  With respect to digital signals, SHVERA established a process to allow satellite carriers to retransmit distant network signals and significantly viewed signals to subscribers under certain circumstances.  In November 2005, the FCC completed a rulemaking proceeding enabling the satellite carriage of “significantly viewed” signals.  In December 2005, the FCC concluded a study, as required by SHVERA, regarding the applicable technical standards for determining when a subscriber may receive a distant digital network signal.  The carriage of programming from two network stations to a local market on the same satellite system could result in a decline in viewership of the local network station, adversely impacting the revenues of our affected owned and programmed stations.

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

Therefore, under certain circumstances, a cable system may decline to carry a given station.  Alternatively, if a broadcaster chooses to exercise retransmission consent rights, it can prohibit cable systems from carrying its signal or grant the appropriate cable system the authority to retransmit the broadcast signal for a fee or other consideration.  In October 2005, we elected retransmission consent with respect to all of our stations.  Some of these retransmission consent agreements had been negotiated for cable carriage of our analog and/or digital signal and are short-term and subject to month-to-month extensions.

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

Many of the viewers of our television stations receive the signal of the stations via cable television service.  Cable television systems generally transmit our signals pursuant to permission granted by us in retransmission consent agreements.  A portion of these retransmission consent agreements have no definite term and may be terminated either by us or by the applicable cable television company on very short notice (usually 45 to 60 days).  We are currently engaged in negotiations with respect to these agreements with certain cable television companies.  There can be no assurance that the results of these negotiations will be advantageous to us or that we or the cable companies might not determine to terminate some or all of these agreements.  A termination of our retransmission consent agreements would make it more difficult for our viewers to watch our programming and could result in lower ratings and a negative financial impact on us.  Although the lack of carriage of these signals does not, at this time, have a material impact on our financial statements, this could change as the number of households in the United States with the capability of viewing digital and high definition television increases.  There can be no assurances that we will be able to negotiate mutually acceptable retransmission consent agreements in the future relating to the carriage of our digital signals.  However, we have entered into retransmission consent agreements with a significant number of MVPDs.  These retransmission consent agreements generally have expiration dates in December 2009.

Syndicated Exclusivity/Territorial Exclusivity

The FCC’s syndicated exclusivity rules allow local broadcast television stations to demand that cable operators black out syndicated non-network programming carried on “distant signals” (i.e. signals of broadcast stations, including so-called “superstations”, which serve areas substantially removed from the cable systems’ local community).  The FCC’s network non-

duplication rules allow local broadcast, network affiliated stations to require that cable operators black out duplicate network programming carried on distant signals.  However, in a number of markets in which we own or program stations affiliated with a network, a station that is affiliated with the same network in a nearby market is carried on cable systems in our markets.  This is not necessarily a violation of the FCC’s network non-duplication rules.  However, the carriage of two network stations on the same cable system could result in a decline of viewership, adversely affecting the revenues of our owned or programmed stations.

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

DTV channels are generally located in the range of channels from channel 2 through channel 51.  All commercial stations were required to begin digital broadcasting on May 1, 2002.  Under the FCC’s rules, all DTV stations are required to operate at all times in which their analog stations are operating.  In September 2004, the FCC eliminated its requirement that a digital station simulcast a certain percentage of the programming transmitted on its associated analog station.

As of December 31, 2004, DTV stations were required to meet a certain signal strength standard for the digital signal coverage in their communities of license.  By July 2005, a DTV licensee affiliated with a top four network (i.e, FOX, ABC, CBS or NBC) that is located in one of the top 100 markets was required to meet a higher replication standard or lose interference protection for those areas not covered by the digital signal.  For a station subject to this deadline which had not yet received a construction permit, the FCC required that such station build a “checklist” facility by August 2005.  For all other commercial DTV licensees, as well as non-commercial DTV licensees, that have received construction permits, the deadline for meeting a higher replication standard was July 2006.  We filed requests, that are pending, for extensions and/or waivers of these deadlines for WSMH-DT, Flint, Michigan and WSTR-DT, Cincinnati, Ohio.  There are no guarantees that our extension and waiver requests will be granted.  Loss of interference protection for any of our stations could reduce the number of viewers of that station and could adversely impact revenues for that station.

We operate our television stations at different power levels pursuant to our FCC licenses, applicable permits or special temporary authority granted by the FCC.  The following table is a summary of our operating status as of December 31, 2006:

DTV Operating Status	# of Stations
Operating with approved digital license	21
Operating at full power, pending license approval	23
Operating at low power with special temporary authority	2
Applications pending for construction permits	1
LMA/JSA stations operating with approved digital license	3
LMA/JSA stations operating at full power, pending license approval	6
LMA/JSA stations operating at low power with special temporary authority	2
58

In April 2003, the FCC adopted a policy of graduated sanctions to be imposed upon licensees who do not meet the FCC’s DTV build-out schedule.  Under the policy, the stations could face monetary fines and possible loss of any digital construction permits for non-compliance with the build-out schedule.

After completion of the transition period, the FCC will reclaim the non-digital channels.  Congress passed legislation establishing a hard deadline of February 17, 2009 by which broadcasters must cease using their analog channel.  There can be no assurance that the stations we own or program will be fully transitioned to digital broadcasts by this deadline.  A station’s failure to meet the deadline could result in a loss of interference protection or the applicable FCC license, adversely impacting the revenues of our owned and programmed stations and LMA/JSA stations.

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

Multi-Channel Digital Broadcasting.  FCC rules allow broadcasters to transmit additional digital signals within the spectrum allocated to each FCC license holder.  We are currently broadcasting a single digital signal for all but four of our television stations.  During 2006, we began broadcasting a second digital signal in Baltimore, Maryland on which we are currently airing various programs including religious, paid-programming and “classic” syndicated programming.  We also entered into agreements with MyNetworkTV to air prime-time programming on the second digital signal in Columbus, Ohio, Dayton, Ohio and Richmond, Virginia.  During non prime-time hours these stations air religious, paid-programming and “classic” syndicated programming.

Capital and operating costs.  We have incurred and will continue to incur costs to replace equipment in our stations in order to provide digital television.  Some of our stations will also incur increased utilities costs as a result of broadcasting both analog and digital signals during the transition period.

Children’s programming.  In 2004, the FCC established children’s educational and informational programming obligations for digital multicast broadcasters and placed restrictions on the increasing commercialization of children’s programming on both analog and digital broadcast and cable television systems.  In addition to imposing its limit as to the amount of commercial matter in children’s programming (10.5 minutes per hour on weekends and 12 minutes per hour on weekdays) on all digital or video programming, free or pay, directed to children 12 years old and younger, the FCC also mandated that digital broadcasters air an additional half hour of “core” children’s programming per every increment of 1 to 28 hours of free video programming provided in addition to the main DTV program stream.  The additional core children’s programming requirement for digital broadcasters took effect on January 2, 2007.

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

In addition and as noted above under Digital Television, the FCC concluded that starting on January 2, 2007 a digital broadcaster must air an additional half hour of “core” children’s programming per every increment of 1 to 28 hours of free video programming provided in addition to the main DTV program stream.

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

Other matters that could affect our broadcast properties include technological innovations and developments generally affecting competition in the mass communications industry, such as direct television broadcast satellite service, Class A television service, the continued establishment of wireless cable systems and low power television stations, digital television technologies, the internet and mobility and portability of our broadcast signal to hand-held devices.

For example, in October 2006, the FCC adopted an order taking the initial steps toward allowing new low power devices to operate in the broadcast television spectrum at locations where channels in that spectrum are not in use.  The operation of such devices could cause harmful interference to our broadcast signals adversely affecting the operation and profitability of our stations.  In December 2006, the FCC adopted an order prohibiting franchising authorities from unreasonably refusing to award competitive franchises for the provision of cable services.  The order could facilitate the provision of such services by telephone companies, increasing competition to our stations.

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

COMPETITION

Our television stations compete for audience share and advertising revenue with other television stations in their respective designated market areas (DMAs), as well as with other advertising media such as radio, newspapers, magazines, outdoor advertising, transit advertising, telecommunications providers, internet, yellow page directories, direct mail, MVPDs and wireless video.  Some competitors are part of larger organizations with substantially greater financial, technical and other resources than we have.  Other factors that are material to a television station’s competitive position include signal coverage, local program acceptance, network affiliation, audience characteristics and assigned broadcast frequency.

Television Competition.  Competition in the television broadcasting industry occurs primarily in individual DMAs.  Generally, a television broadcasting station in one DMA does not compete with stations in other DMAs.  Our television stations are located in highly competitive DMAs.  In addition, certain of our DMAs are overlapped by over-the-air and MVPDs of stations in adjacent DMAs, which tends to spread viewership and advertising expenditures over a larger number of television stations.

Broadcast television stations compete for advertising revenues primarily with other broadcast television stations, radio stations, cable channels, MVPDs serving the same market, as well as with newspapers, the internet, yellow page directories, direct mail, outdoor advertising operators and transit advertisers.  Television stations compete for audience share primarily on the basis of program popularity, which has a direct effect on advertising rates.  Our big four affiliated stations: WTTA-TV, Tampa, Florida; WUCW-TV, Minneapolis/St. Paul, Minnesota; KDNL-TV, St. Louis, Missouri and WPGH-TV, Pittsburgh, Pennsylvania are largely dependent upon the performance of the networks’ programs in attracting viewers.  Non-network time periods are programmed by the station primarily with syndicated programs purchased for cash, cash and barter or barter-only, as well as through self-produced news, public affairs programs, live local sporting events, paid-programming and other entertainment programming.

Television advertising rates are based upon factors which include the size of the DMA in which the station operates, a program’s popularity among the viewers that an advertiser wishes to attract, the number of advertisers competing for the available time, the demographic makeup of the DMA served by the station, the availability of alternative advertising media in the DMA including radio, MVPDs, internet, newspapers and yellow page directories, direct mail, the aggressiveness and knowledge of the sales forces in the DMA and development of projects, features and programs that tie advertiser messages to programming.  We believe that our sales and programming strategies allow us to compete effectively for advertising revenues within our DMAs.

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

There are sources of video service other than conventional television stations, the most common being cable television, which can increase competition for a broadcast television station by bringing into its market additional program channels.  These narrow program channels serve as low rated, expensive programs to local advertisers.  Other principal sources of competition include home video exhibition and Direct Broadcast Satellite (DBS) services and Broadband Radio Service (BRS).  DBS and cable operators, in particular, compete aggressively for advertising revenues.

Moreover, technology advances and regulatory changes affecting programming delivery though fiber optic telephone lines and video compression could lower entry barriers for new video channels and encourage the further development of increasingly specialized “niche” programming.  Telephone companies are permitted to provide video distribution services via radio communication, on a common carrier basis, as “cable systems” or as “open video systems”, each pursuant to different regulatory schemes.  Additionally, in January 2004, the FCC concluded an auction for licenses operating in the 12 GHz band that can be used to provide multi-channel video programming distribution.  Those licenses were granted in July 2004.  We are unable to predict what other video technologies might be considered in the future or the effect that technological and regulatory changes will have on the broadcast television industry and on the future profitability and value of a particular broadcast television station.

While DTV technology is currently available in most viewing markets, the transition of our viewers from the current analog broadcast format to a digital format is scheduled to occur on February 17, 2009.  We are currently exploring whether or not television broadcasting will be enhanced significantly by the development and increased availability of DTV technology.  This technology has the potential to permit us to provide viewers multiple channels of digital television over each of our existing standard channels, to provide certain programming in high definition television format and to deliver various forms of data and programming to the internet, to PCs and mobile handheld devices.  These additional capabilities may provide us with additional sources of revenue, as well as additional competition.  In addition, emerging technologies that allow viewers to digitally record and play back television programming have increased the number of hours people spend watching television.

We also compete for programming, which involves negotiating with national program distributors or syndicators that sell first-run and rerun packages of programming.  Our stations compete for exclusive access to those programs against in-market broadcast station competitors for syndicated products.  Although historically cable systems did not generally compete with local stations for programming, more recently national cable networks have more frequently acquired programs that would have otherwise been offered to local television stations.  Public broadcasting stations generally compete with commercial broadcasters for viewers, but not for advertising dollars.

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

EMPLOYEES

As of March 5, 2007, we had approximately 2,786 employees.  Approximately 182 employees at six of our television stations are represented by labor unions under certain collective bargaining agreements.  We have not experienced any significant labor problems and consider our overall labor relations to be good.

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

ITEM 1A.           RISK FACTORS

You should carefully consider the risks described below before investing in our securities.  Our business is also subject to the risks that affect many other companies such as general economic conditions, geopolitical events, competition, technological obsolescence and employee relations.  The risks described below, along with risks not currently known to us or that we currently believe are immaterial, may impair our business operations and our liquidity in an adverse way.

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

We have a high level of debt, totaling $1.4 billion at December 31, 2006, compared to the book value of shareholders’ equity of $266.6 million on the same date.  Our relatively high level of debt poses the following risks, particularly in periods of declining revenues:

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

•                  the interest rate under our Bank Credit Agreement is a floating rate and will increase as interest rates increase.  This will reduce the funds available to repay our obligations and for operations and future business opportunities and will make us more vulnerable to the consequences of our leveraged capital structure;

•                  if our cash flow were inadequate to make interest and principal payments, we might have to refinance our indebtedness or sell one or more of our stations to reduce debt service obligations; and

•                  our ability to finance working capital needs and general corporate purposes for the public and private markets, as well as the associated cost of funding is dependent, in part, by our credit ratings.  As of December 31, 2006, our credit ratings, as assigned by Moody’s Investor Services (Moody’s) and Standard & Poor’s Ratings Services (S&P) were:

	Moody’s	S&P
Senior Secured Credit Facilities	Baa3	BB
Corporate Credit	Ba3	BB-
Senior Subordinated Notes	B1	B
Convertible Senior Notes	B2	B

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

At December 31, 2006, we had $175.0 million available (subject to certain borrowing conditions) for additional borrowings under the Bank Credit Agreement, all of which was available under our current borrowing capacity.  In addition, under the terms of our debt instruments, we may be able to incur substantial additional indebtedness in the future, including additional senior debt and in some cases, secured debt.  Provided we meet certain financial and other covenants, the terms of the indentures governing our outstanding notes do not prohibit us from incurring such additional indebtedness.  If we incur additional indebtedness, the risks described above relating to having substantial debt could intensify.

We must purchase television programming in advance based on expectations about future revenues.  Actual revenues may be lower than our expectations.  If this happens, we could experience losses that may make our securities less valuable.

One of our most significant costs is television programming.  Our ability to generate revenue to cover this cost may affect the value of our securities.  If a particular program is not popular in relation to its costs, we may not be able to sell enough advertising time to cover the costs of the program.  Since we generally purchase programming content from others rather than produce it ourselves, we have limited control over the costs of the programming.  We usually must purchase programming several years in advance and may have to commit to purchase more than one year’s worth of programming.  Finally, we may replace programs that are doing poorly before we have recaptured any significant portion of the costs we incurred or before we have fully amortized the costs.  Any of these factors could reduce our revenues or otherwise cause our costs to escalate relative to revenues.  These factors are exacerbated during a weak advertising market.  Additionally, our business is subject to the popularity of the programs provided by the networks with which we have network affiliation agreements or which provide us programming.

Commitments we have made to our lenders limit our ability to take actions that could increase the value of our securities or may require us to take actions that decrease the value of our securities.

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

•                  restrictions on the type of business we and our subsidiaries may operate in; and

•                  financial ratio and condition tests including the ratio of earnings before interest, tax, depreciation and amortization, as adjusted (adjusted EBITDA) to certain of our fixed expenses, the ratio of indebtedness to adjusted EBITDA, adjusted EBITDA to senior indebtedness and adjusted EBITDA to operating company indebtedness.

Future financing arrangements may contain additional restrictions and tests.  All of these restrictive covenants may limit our ability to pursue our business strategies, prevent us from taking action that could increase the value of our securities or may require actions that decrease the value of our securities.  In addition, we may fail to meet the tests and thereby default on one or more of our obligations (particularly if the economy were to soften and thereby reduce our advertising revenues).  If we default on our obligations, creditors could require immediate payment of the obligations or foreclose on collateral.  If this happens, we could be forced to sell assets or take other actions that could significantly reduce the value of our securities and we may not have sufficient assets or funds to pay our debt obligations.

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

On December 22, 2006, NBC agreed to renew our affiliation agreement for WTWC-TV in Tallahassee, Florida.  The agreement has a ten-year term that will expire on December 31, 2016.  As of December 31, 2006, the net book value of this affiliation agreement was $2.1 million.

The non-renewal or termination of any of our network affiliation agreements would prevent us from being able to carry programming of the relevant network.  This loss of programming would require us to obtain replacement programming, which may involve higher costs and which may not be as attractive to our target audiences, resulting in reduced revenues.  Upon the termination of any of the above affiliation agreements, we would be required to establish a new affiliation agreement with another network or operate as an independent station.  At such time, the remaining value of the network affiliation asset could become impaired and we would be required to write down the value of the asset.  At this time, we cannot predict the final outcome of future negotiations and what impact, if any, they may have on our consolidated balance sheets, consolidated statements of operations or consolidated statements of cash flows. See Item 1. Business, Television Broadcasting table for further information regarding our affiliation agreements.

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

Some of our officers, directors and majority shareholders own stock or partnership interests in businesses that engage in television broadcasting, do business with us or otherwise do business that conflicts with our interests.  They may transact some business with us upon approval by the independent members of our Board of Directors even if there is a conflict of interest or they may engage in business competitive to our business and those transactions may benefit the officers, directors or majority shareholders to the detriment of our securityholders.  David D. Smith, Frederick G. Smith, and J. Duncan Smith are each an officer and director of Sinclair and Robert E. Smith is a director of Sinclair.  Together, the Smiths hold shares of our common stock that control the outcome of most matters submitted to a vote of shareholders.  The Smiths own a controlling interest in a television station which we program pursuant to an LMA.  The Smiths also own businesses that lease real property and tower space to us and engage in other transactions with us.  David D. Smith, Frederick G. Smith, J. Duncan Smith, Robert E. Smith and David B. Amy, our Executive Vice President and Chief Financial Officer, together own less than 2.8% of Allegiance Capital Limited Partnership, a limited partnership in which we hold a 97.0% interest.  Also, David D. Smith, Frederick G. Smith, J. Duncan Smith and Robert E. Smith together own less than 1.0% of the stock of G1440, a company of which we own approximately 94.0% and David D. Smith owns less than 0.1% of Acrodyne Communications, Inc., a company of which we own approximately 82.3%.  We can give no assurance that these transactions or any transactions that we may enter into in the future with our officers, directors or majority shareholders, have been, or will be, negotiated on terms as favorable to us as we would obtain from unrelated parties.

Maryland law and our financing agreements limit the extent to which our officers, directors and majority shareholders may transact business with us and pursue business opportunities that we might pursue.  These limitations do not, however, prohibit all such transactions.

For additional information regarding our related person transactions, see Note 12. Related Person Transactions, in the Notes to our Consolidated Financial Statements.

The Smiths exercise control over most matters submitted to a shareholder vote and may have interests that differ from yours.  They may, therefore, take actions that are not in the interests of other securityholders.

David D. Smith, Frederick G. Smith, J. Duncan Smith and Robert E. Smith hold shares representing approximately 82% of the common stock voting rights and, therefore, control the outcome of most matters submitted to a vote of shareholders, including, but not limited to, electing directors, adopting amendments to our certificate of incorporation and approving corporate transactions.  The Smiths hold substantially all of the Class B Common Stock, which have ten votes per share.  Our Class A Common Stock has only one vote per share.  In addition, the Smiths hold half our board of directors’ seats and, therefore, have the power to exert significant influence over our corporate management and policies.  The Smiths have entered into a stockholders’ agreement pursuant to which they have agreed to vote for each other as candidates for election to the board of directors until June 13, 2015.

Circumstances may occur in which the interests of the Smiths, as the controlling security holders, could be in conflict with the interests of other securityholders and the Smiths would have the ability to cause us to take actions in their interest.  In addition, the Smiths could pursue acquisitions, divestitures or other transactions that, in their judgment, could enhance their equity investment, even though such transactions might involve risks to our other securityholders.  (See Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters and Item 13. Certain Relationships and Related Transactions, which will be included as part of our Proxy Statement for our 2007 Annual Meeting.)

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

When the FCC decided to attribute LMAs for ownership purposes in 1999, it grandfathered our LMAs that were entered into prior to November 5, 1996, permitting the applicable stations to continue operations pursuant to the LMAs until the conclusion of the FCC’s 2004 biennial review.  The FCC stated it would conduct a case-by-case review of grandfathered LMAs and assess the appropriateness of extending the grandfathering periods.  Subsequently, the FCC invited comments as to whether, instead of beginning the review of the grandfathered LMAs in 2004, it should do so in 2006.  The FCC did not initiate any such review of grandfathered LMAs in 2004 and has not indicated it would do so as part of its 2006 quadrennial review.  We do not know when, or if, the FCC will conduct any such review of grandfathered LMAs.

Because the effective date of the 2003 ownership rules has been stayed and, in connection with the adoption of those rules, the FCC concluded the old rules could not be justified as necessary to the public interest, we have taken the position that an issue exists regarding whether the FCC has any current legal right to enforce any rules prohibiting the acquisition of television stations.  The FCC, however, dismissed our applications to acquire certain LMA stations.  On November 15, 1999, we entered into a plan and agreement of merger to acquire through merger WMYA-TV (formerly WBSC-TV) in Anderson, South Carolina from Cunningham Broadcasting Corporation (Cunningham), but that transaction was denied by the FCC.  In light of the change in the 2003 ownership rules, we have filed a petition for reconsideration with the FCC and amended our application to acquire the license of WMYA-TV.  We also filed applications in November 2003 to acquire the license assets of the remaining five Cunningham stations: WRGT-TV, Dayton, Ohio; WTAT-TV, Charleston, South Carolina; WVAH-TV, Charleston, West Virginia; WNUV-TV, Baltimore, Maryland; and WTTE-TV, Columbus, Ohio.  The Rainbow/PUSH Coalition (Rainbow/PUSH) filed a petition to deny these five applications and to revoke all of our licenses.  The FCC dismissed our applications in light of the stay of the 2003 rules and also denied the Rainbow/PUSH petition.  Rainbow/PUSH filed a petition for reconsideration of that denial and we filed an application for review of the dismissal, which may be impacted by the remand of the FCC’s 2003 ownership rules.  In 2005, we filed a petition with the U. S. Court of Appeals for the D. C. Circuit requesting that the Court direct the FCC to take final action on our applications, but that petition was dismissed.  On January 6, 2006, we submitted a motion to the FCC requesting that it take final action on our applications.  Both the applications and the associated petition to deny are still pending.  We believe the Rainbow/PUSH petition is without merit.

If we are required to terminate or modify our LMAs, our business could be affected in the following ways:

Losses on investments.  As part of our LMA arrangements, we own the non-license assets used by the stations with which we have LMAs.  If certain of these LMA arrangements are no longer permitted, we would be forced to sell these assets, restructure our agreements or find another use for them.  If this happens, the market for such assets may not be as good as when we purchased them and, therefore, we cannot be certain of a favorable return on our original investments.

Termination penalties.  If the FCC requires us to modify or terminate existing LMAs before the terms of the LMAs expire, or under certain circumstances, we elect not to extend the terms of the LMAs, we may be forced to pay termination penalties under the terms of some of our LMAs.  Any such termination penalties could be material.

Use of outsourcing agreements

In addition to our LMAs, we have entered into four (and may seek opportunities for additional) outsourcing agreements in which our stations provide or are provided various non-programming related services such as sales, operational and managerial services to or by other stations.  Pursuant to these agreements, one of our stations in Nashville, Tennessee currently provides services to another station in the market and other parties provide services to our stations in Peoria/Bloomington, Illinois, Cedar Rapids, Iowa and Rochester, New York.  We believe this structure allows stations to achieve operational efficiencies and economies of scale, which should otherwise improve broadcast cash flow and competitive positions.  While television joint sales agreements (JSAs) are not currently attributable, on August 2, 2004, the FCC released a notice of proposed rulemaking seeking comments on its tentative conclusion that television joint sales agreements should be attributable.  We cannot predict the outcome of this proceeding, nor can we predict how any changes, together with possible changes to the ownership rules, would apply to our existing outsourcing agreements.

Failure of owner/licensee to exercise control

The FCC requires the owner/licensee of a station to maintain independent control over the programming and operations of the station.  As a result, the owners/licensees of those stations with which we have LMAs or outsourcing agreements can exert their control in ways that may be counter to our interests, including the right to preempt or terminate programming in certain instances.  The preemption and termination rights cause some uncertainty as to whether we will be able to air all of the programming that we have purchased and therefore, uncertainty about the advertising revenue that we will receive from such programming.  In addition, if the FCC determines that the owner/licensee is not exercising sufficient control, it may penalize the owner licensee by a fine, revocation of the license for the station or a denial of the renewal of that license.  Any one of these scenarios might result in a reduction of our cash flow and an increase in our operating costs or margins, especially the revocation of or denial of renewal of a license.  In addition, penalties might also affect our qualifications to hold FCC licenses, putting our own licenses at risk.

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

New Technology and the subdivision of markets

Cable providers, direct broadcast satellite companies and telecommunication companies are developing new technology that allows them to transmit more channels on their existing equipment to highly targeted audiences, reducing the cost of creating channels and potentially leading to the division of the television industry into ever more specialized niche markets.  Competitors who target programming to such sharply defined markets may gain an advantage over us for television advertising revenues.  The decreased cost of creating channels may also encourage new competitors to enter our markets and compete with us for advertising revenue.  In addition, emerging technologies that will allow viewers to digitally record, store and play back television programming may decrease viewership of commercials and, as a result, lower our advertising revenues.

Types of competitors

We also face competition from rivals that may have greater resources than we have.  These include:

•                  other local free over-the-air broadcast television and radio stations;

•                  telecommunication companies;

•                  cable and satellite system operators;

•                  print media providers such as newspapers, direct mail and periodicals;

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

The commencement of the war in Iraq resulted in a reduction of advertising revenues as a result of uninterrupted news coverage and general economic uncertainty.  During the first quarter of 2003, we experienced $2.2 million in advertiser cancellations and preemptions, which resulted in lower earnings than we would have experienced without this disruption.  If the United States becomes engaged in similar conflicts in the future, there may be a similar adverse effect on our results of operations.

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

ITEM 1B.           UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                    PROPERTIES

Generally, each of our stations has facilities consisting of offices, studios and tower sites.  Transmitter and tower sites are located to provide maximum signal coverage of our stations’ markets.  We believe that all of our properties, both owned and leased, are generally in good operating condition, subject to normal wear and tear and are suitable and adequate for our current business operations.  The following is a summary of our principal owned and leased real properties.  We believe that no one property represents a material amount of the total properties owned or leased.  See Item 1. Business, for a listing of our station locations.

	OWNED	LEASED
Office and Studio Buildings	535,243 square feet	403,537 square feet
Office and Studio Land	373 acres	4 acres
Transmitter Building Sites	82,388 square feet	59,402 square feet
Transmitter and Tower Land	1,279 acres	1,434 acres

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

No matters were submitted to a vote of our shareholders during the fourth quarter of 2006.

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

2006	High	Low
First Quarter	$9.56	$7.19
Second Quarter	$8.75	$7.70
Third Quarter	$8.68	$7.51
Fourth Quarter	$10.91	$7.76

2005	High	Low
First Quarter	$9.14	$7.48
Second Quarter	$9.13	$7.45
Third Quarte	$9.57	$8.71
Fourth Quarter	$10.00	$8.22

As of March 5, 2007, there were approximately 94 shareholders of record of our common stock.  This number does not include beneficial owners holding shares through nominee names.

We did not repurchase any Class A Common Stock during 2006.

Dividend Policy

Future dividends on our common shares, if any, will be at the discretion of our Board of Directors and will depend on several factors including our results of operations, cash requirements and surplus, financial condition, covenant restrictions and other factors that the Board of Directors may deem relevant.  Our Bank Credit Agreement and some of our subordinated debt instruments have general restrictions on the amount of dividends that may be paid.  Under the indentures governing our 8.75% Senior Subordinated Notes, due 2011 and 8% Senior Subordinated Notes, due 2012, we are restricted from paying dividends on our common stock unless certain specified conditions are satisfied, including that:

•                  no event of default then exists under the indenture or certain other specified agreements relating to our indebtedness; and

•                  after taking account of the dividend, we are within certain restricted payment requirements contained in the indenture.  In addition, under certain of our senior unsecured debt, the payment of dividends is not permissible during a default thereunder.

Our current dividend of $0.15 per share per quarter is not in excess of any applicable restrictions or conditions contained within the indentures of our various senior subordinated notes and our Bank Credit Agreement.  We expect to continue to pay a dividend in the foreseeable future.

In May 2004, we declared a quarterly cash dividend on our Class A and Class B Common Stock for the first time in our company’s history.  For the quarters ended June 30, 2004, September 30, 2004 and December 31, 2004, we paid dividends of $0.025 per share of our common stock.  During 2005, the Board of Directors voted to increase that dividend on three occasions.  The 2005 dividends declared were as follows:

For the quarter ended	Quarterly Dividend Per Share	Annual Dividend Per Share	Date dividends were paid
March 31, 2005	$0.050	$0.200	April 15, 2005
June 30, 2005	$0.075	$0.300	July 15, 2005
September 30, 2005	$0.075	$0.300	October 14, 2005
December 31, 2005	$0.100	$0.400	January 13, 2006

During 2006, the Board of Directors voted to increase the dividend once.  On February 14, 2007, we announced that our Board of Directors approved an increase to our annual dividend to $0.60 per share from $0.50 per share.  We will begin paying this dividend rate beginning in the second quarter 2007 and intend to continue in each future quarter.  The 2006 dividends declared were as follows:

For the quarter ended	Quarterly Dividend Per Share	Annual Dividend Per Share	Date dividends were paid
March 31, 2006	$0.100	$0.400	April 13, 2006
June 30, 2006	$0.100	$0.400	July 13, 2006
September 30, 2006	$0.125	$0.500	October 12, 2006
December 31, 2006	$0.125	$0.500	January 12, 2007

Convertible Bond Repurchases

During the year ended December 31, 2006, we repurchased, in the open market, $23.7 million in face value of our 8% Senior Subordinated Notes, due 2012 and $8.6 million in face value of our 6% Convertible Debenture, due 2012.

ITEM 6.                    SELECTED FINANCIAL DATA

The selected consolidated financial data for the years ended December 31, 2006, 2005, 2004, 2003 and 2002 have been derived from our audited consolidated financial statements.  The consolidated financial statements for the years ended December 31, 2006, 2005 and 2004 are included elsewhere in this report.

The information below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements included elsewhere in this report.

STATEMENTS OF OPERTIONS DATA

(In thousands, except per share data)

	Years Ended December 31,
	2006	2005	2004	2003	2002
Statements of Operations Data:
Net broadcast revenues (a)	$635,842	$614,436	$634,609	$611,893	$621,561
Revenues realized from station barter arrangements	54,686	55,034	57,814	58,845	57,318
Other operating divisions’ revenues	24,610	22,597	13,054	14,568	4,344
Total revenues	715,138	692,067	705,477	685,306	683,223

Station production expenses	148,276	152,771	155,276	149,073	137,600
Station selling, general and administrative expenses	140,579	138,304	146,373	130,619	128,336
Expenses recognized from station barter arrangements	49,508	50,460	53,358	54,104	51,117
Depreciation and amortization (b)	155,015	138,913	155,793	160,677	173,539
Other operating divisions’ expenses	24,193	20,944	14,932	16,375	6,051
Corporate general and administrative expenses	22,795	21,220	21,496	19,745	17,953
Impairment of intangibles	15,589	—	44,055	—	—
Operating income	159,183	169,455	114,194	154,713	168,627

Interest expense and amortization of debt discount and deferred financing cost	(115,217)	(120,002)	(120,400)	(121,165)	(118,114)
Subsidiary trust minority interest expense (c)	—	—	—	(11,246)	(23,890)
Interest income	2,008	650	191	560	1,484
Gain (loss) from sale of assets	143	(80)	(52)	(452)	(54)
Loss from extinguishment of debt	(904)	(1,937)	(2,453)	(15,187)	(15,362)
Unrealized gain (loss) from derivative instrument	2,907	21,778	29,388	17,354	(30,939)
Income (loss) from equity and cost investees	6,338	(1,426)	1,100	1,193	(1,189)
Gain on insurance settlement	—	1,193	3,341	—	—
Other income	1,159	721	894	1,189	1,811
Income (loss) from continuing operations before income taxes	55,617	70,352	26,203	26,959	(17,626)
Income tax (provision) benefit	(6,970)	(36,115)	(11,522)	(10,817)	7,498
Net income (loss) from continuing operations	48,647	34,237	14,681	16,142	(10,128)

Discontinued operations:
Income from discontinued operations, net of related income taxes	3,556	5,671	9,341	8,250	4,519
Gain on sale of discontinued operations, net of related income taxes	1,774	146,024	—	—	7,519
Cumulative adjustment for change in accounting principle, net of related income taxes (f)	—	—	—	—	(566,404)
Net income (loss)	$53,977	$185,932	$24,022	$24,392	$(564,494)
Net income (loss) available to common shareholders	$53,977	$207,129	$13,842	$14,042	$(574,844)

	Years Ended December 31,
	2006	2005	2004	2003	2002
Per Common Share Data:
Basic and diluted earnings (loss) per share from continuing operations	$0.57	$0.65	$0.05	$0.07	$(0.24)
Basic and diluted earnings per share from discontinued operations	$0.06	$1.78	$0.11	$0.09	$0.14
Basic and diluted loss per share from cumulative effect of change in accounting principle	$—	$—	$—	$—	$(6.64)
Basic and diluted earnings (loss) per share	$0.63	$2.43	$0.16	$0.16	$(6.74)
Dividends declared per share	$0.450	$0.300	$0.075	$—	$—

Balance Sheet Data:
Cash and cash equivalents	$67,408	$9,655	$10,491	$28,730	$5,315
Total assets	$2,272,598	$2,283,305	$2,465,663	$2,567,106	$2,599,713
Total debt (d)	$1,413,623	$1,450,738	$1,639,615	$1,729,921	$1,548,050
HYTOPS (e)	$—	$—	$—	$—	$200,000
Total shareholders’ equity	$266,645	$249,722	$226,551	$229,005	$219,678

(a)             “Net broadcast revenues” is defined as broadcast revenues, net of agency commissions.

(b)            Depreciation and amortization includes amortization of program contract costs and net realizable value adjustments, depreciation and amortization of property and equipment and amortization of definite-lived intangible broadcasting assets, other assets and costs related to excess syndicated programming.

(c)             Subsidiary trust minority expense represents the distributions on the HYTOPS and amortization of deferred finance costs.  See footnote (e).

(d)            “Total debt” is defined as notes payable, capital leases and commercial bank financing, including the current and long-term portions.  Total debt does not include HYTOPS (see footnote (e)) or our preferred stock, in applicable years related balances were outstanding including 2004, 2003 and 2002.

(e)             HYTOPS represents our high yield trust offered preferred securities representing $200 million aggregate liquidation value, which were redeemed in 2003.

(f)               The cumulative adjustment relates to an impairment charge taken in conjunction with the adoption of SFAS No. 142, Goodwill and Other Intangible Assets.

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

Executive Overview — a description of our business, financial highlights from 2006, information about industry trends and sources of revenues and operating costs;

Critical Accounting Policies and Estimates — a discussion of the accounting policies that are most important in understanding the assumptions and judgments incorporated in the consolidated financial statements and a summary of recent accounting pronouncements;

Results of Operations — a summary of the components of our revenues by category and by network affiliation, a summary of other operating data and an analysis of our revenues and expenses for 2006, as restated for certain expenses, 2005 and 2004, including comparisons between years and expectations for 2007; and

Liquidity and Capital Resources — a discussion of our primary sources of liquidity, an analysis of our cash flows from or used in operating activities, investing activities and financing activities, a discussion of our dividend policy and a summary of our contractual cash obligations and off-balance sheet arrangements.

EXECUTIVE OVERVIEW

We believe that we are one of the largest and most diversified television broadcasting companies in the United States.  We currently own, provide programming and operating services pursuant to local marketing agreements (LMAs) or provide, or are provided, sales services pursuant to outsourcing agreements to 58 television stations in 36 markets.  For the purpose of this report, these 58 stations are referred to as “our” stations.  We currently have 11 duopoly markets where we own and operate two stations within the same market.  We have ten LMA markets where, with one exception, we own and operate one station in the market and provide or are provided programming and operating services to, or by, another station within the market.  In the remaining 15 markets, we own and operate a single television station.

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

Sinclair Television Group, Inc. (STG), a wholly owned subsidiary of Sinclair Broadcast Group, Inc. (SBG), is the primary obligor under our existing Bank Credit Agreement, as amended, the 8.75% Senior Subordinated Notes, due 2011, which were redeemed in full on January 22, 2007, and the 8% Senior Subordinated Notes, due 2012.  Our Class A Common Stock, Class B Common Stock, the 6.0% Convertible Debentures, due 2012 and the 4.875% Convertible Senior Notes, due 2018 remain obligations or securities of SBG and are not obligations or securities of STG.

2006 Highlights

•                  During 2006, we continued to monetize our retransmission consent agreements.  Our retransmission consent agreements generated $25.4 million in broadcast revenues during 2006, an increase of 32.3% over 2005.  The incremental value created from our agreements is expected to grow in 2007 through further monetization.  We expect total revenue generation from our agreements to be significantly greater in 2007.

•                  During 2006, a non-presidential election year, political revenues were $32.0 million, which is substantially the same amount we earned in the 2004 presidential election year;

•                  Operating income decreased 6.1% in 2006 due to an impairment of $15.6 million related to a market’s goodwill and definite-lived intangible assets;

•                  We increased our quarterly dividend rate from $0.10 to $0.125 per share beginning with the October dividend payment.  The quarterly dividend rate per share increased again to $0.15 on February 13, 2007;

•                  We repurchased, in the open market, $8.6 million face value of our 6% Convertible Debentures, due 2012 and $23.7 million face value of our 8% Senior Subordinated Notes, due 2012;

•                  We renewed our affiliation agreement with the FOX network for our 19 FOX affiliates for another six years;

•                  We entered into affiliation agreements, which expire August 31, 2010 with CW Television Network for nine of our former WB and independent stations;

•                  We entered into affiliation agreements, which expire September 4, 2011 with MyNetworkTV for 17 of our former WB, UPN and independent stations;

•                  Our television station in Baltimore, Maryland, WBFF-TV, went live on May 1, 2006 with WBFF-DT Channel 45-2, the market’s first multi-digital channel to carry syndicated and other local programming;

•                  We entered into a news share arrangement in which our television station in Springfield/Champaign, Illinois (WICS/WICD-TV) began producing an evening news program for television stations in Springfield, Illinois (WRSP-TV) and Urbana, Illinois (WCCU-TV) effective September 2006;

•                  Our FOX affiliate, KBSI-TV in Cape Girardeau, Paducah and Harrisburg, entered into a news share arrangement with the NBC affiliate, WPSD-TV in the same market effective October 2006;

•                  We entered into a news share arrangement in which our CBS affiliate, WGME-TV in Portland, Maine began producing a 10:00pm newscast for Portland’s FOX affiliate, WPFO-TV, beginning February 2007;

•                  Our FOX affiliate, WDKY-TV in Lexington, Kentucky expanded its news share arrangement with WKYT-TV, the CBS affiliate in that market, to add a one-hour morning newscast beginning at 7:00am, effective March 2007.

•                  We launched morning news programming in Dayton, Ohio on WKEF-TV and WRGT-TV as an expansion of the stations’ already successful evening news programming;

•                  We redefined the mission of our News Central operations to improve the quality, profitability and competitiveness of our local newscasts; and

•                  We announced the redemption of our 8.75% Senior Subordinated Notes, due 2011, which we redeemed, in full, on January 22, 2007.

Industry Trends

•                  Political advertising increases in even-numbered years, such as 2006, due to the advertising expenditures from candidates running in local and national elections.   In every fourth year, such as 2004, political advertising is elevated further due to the presidential election;

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

•                  Automotive-related advertising is a significant portion of our total net revenues in all periods presented and these revenues have been trending downward in recent years and we expect this trend to continue in 2007;

•                  The Federal Communications Commission (FCC) has mandated that beginning February 17, 2009, all broadcast television stations must broadcast using only a digital signal and will no longer be able to broadcast using an analog signal;

•                  The FCC has permitted broadcast television stations to use their digital spectrum for a wide variety of services including multi-channel broadcasts.  The FCC “must carry” rules only apply to a station’s primary digital stream.  We have launched several digital channels using our TV stations’ digital signal during 2006;

•                  Many broadcasters are enhancing/upgrading their websites to use the internet to deliver rich media content, such as newscasts and weather updates, to attract advertisers; and

•                  Retransmission consent rules provide a mechanism for broadcasters to seek payment from multi-channel video programming distributors (MVPDs) who carry broadcasters’ signals.  Recognition of the value provided by broadcasters, including digital and high definition signals and popular network programming, in addition to increased competition among video delivery providers, has increased this payment stream.  We expect this trend to continue as the demand for high definition signals grows and competition among video delivery providers continues in the market.

Sources of Revenues and Costs

Most of our revenues are generated from the transactional spot market rather than the traditional “up front” and “scatter” markets that networks access. These operating revenues are derived from local and national advertisers and, to a much lesser extent, from political advertisers.  Recently, we have begun to generate revenues from our retransmission consent agreements.  These agreements have helped to produce a new, viable revenue stream that has replaced the steady decline in revenues from television network compensation.  We expect further monetization of our agreements and strong revenue growth over the next fiscal year.  Our revenues from local advertisers have continued to trend upward and revenues from national advertisers have continued to trend downward when measured as a percentage of gross broadcast revenue.  We believe this trend is the result of our focus on increasing local advertising revenues as a percentage of total advertising revenues, combined with a decrease in overall spending by national advertisers and an increase in the number of competitive media outlets providing national advertisers multiple alternatives in which to advertise their goods or services.  Our efforts to mitigate the effect of these increasing competitive media outlets for national advertisers include continuing our efforts to increase local revenues and developing innovative sales and marketing strategies to sell traditional and non-traditional services to our advertisers.

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

We have identified the policies below as critical to our business operations and to the understanding of our results of operations.  For a detailed discussion of the application of these and other accounting policies, see Note 1. Nature of Operations and Summary of Significant Accounting Policies, in the Notes to our Consolidated Financial Statements.

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

Our retransmission consent agreements contain both advertising and retransmission consent elements that are paid in cash.  We have determined that our agreements are revenue arrangements with multiple deliverables and fall within the scope of EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (EITF 00-21).  Advertising and retransmission consent deliverables sold under our agreements are separated into different units of accounting based on fair value.   Revenue applicable to the advertising element of the arrangement is recognized consistent with the advertising revenue policy noted above.  Revenue applicable to the retransmission consent element of the arrangement is recognized ratably over the life of the agreement.

Allowance for Doubtful Accounts.  We maintain an allowance for doubtful accounts for estimated losses resulting from extending credit to our customers that are unable to make required payments.  If the economy and/or the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  For example, a 10% increase of the balance of our allowance for doubtful accounts as of December 31, 2006, would reduce net income available to common shareholders by approximately $0.4 million.

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

The programming rights are reflected in the consolidated balance sheets at the lower of unamortized cost or estimated net realizable value (NRV).  Estimated NRVs are based on management’s expectation of future advertising revenue, net of sales commissions, to be generated by the remaining program material available under the contract terms.  In conjunction with our NRV analysis of programming rights reflected in our consolidated balance sheets, we perform similar analysis on future programming rights yet to be reflected in our consolidated balance sheets and establish allowances when future payments exceed the estimated NRV.  Amortization of program contract costs is generally computed using a four-year accelerated method or a straight-line method, depending on the length of the contract.  Program contract costs estimated by management to be amortized within one year are classified as current assets.  Program contract liabilities are typically paid on a scheduled basis and are not reflected by adjustments for amortization or estimated NRV.  If our estimate of future advertising revenues declines, then additional write downs to NRV may be required.

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

We have determined our broadcast licenses to be indefinite-lived intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets, which requires such assets to be tested for impairment on an annual basis along with our goodwill.  We test our broadcast licenses and goodwill by estimating the fair market value of the broadcast licenses, or the net assets for each of our markets in the case of goodwill, using a combination of quoted market prices, observed earnings multiples paid for comparable television stations, discounted cash flow models and appraisals.  We then compare the estimated fair market value to the book value of these assets to determine if an impairment exists.  Our discounted cash flow model is based on our judgment of future market conditions within each designated marketing area, as well as discount rates that would be used by market participants in an arms-length transaction.  Future events could cause us to conclude that market conditions have declined or discount rates have increased to the extent that our broadcast licenses and/or goodwill could be impaired.  Any resulting impairment loss could have a material adverse impact on our consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows.

Income Taxes.  We recognize deferred tax assets and liabilities based on the differences between the financial statements carrying amounts and the tax bases of assets and liabilities.  We provide a valuation allowance for deferred tax assets relating to various federal and state net operating losses (NOL) that are carried forward.  As of December 31, 2006, valuation allowances have been provided for a substantial amount of our available federal and state NOLs.  We evaluate the need and extent of a valuation allowance based on the expected timing of the reversals of existing temporary book/tax differences, alternative tax strategies and projected future taxable income.  If we are unable to generate sufficient taxable income, if there is a material change in our projected taxable income, or if there is a change in our ability to use NOL carryforwards due to changes in federal and state laws, we will make any necessary adjustments to the valuation allowance.  Management periodically performs a comprehensive review of our tax positions and accrues amounts for tax contingencies.  Based on these reviews, the status of ongoing audits and the expiration of applicable statute of limitations, accruals are adjusted as necessary.

Restructuring Costs

During the year ended December 31, 2006, we incurred costs associated with restructuring the news operations at certain of our stations.  Specifically, on or before March 31, 2006, we ceased our locally produced news broadcasts in nine of our markets and consequently let go our news employees and cancelled our news-related contracts.

We recorded restructuring charges in station production expenses.  The major components of the restructuring charges and the remaining accrual balance related to the restructuring plan as of December 31, 2006 follow (in thousands):

	Salary and Severance Costs	Contract Expenses	Other Exit Costs	Total
Balance at December 31, 2005	$—	$—	$—	$—
Restructuring charges	525	365	306	1,196
Amounts utilized	(525)	(286)	(272)	(1,083)
Balance at December 31, 2006	$—	$79	$34	$113

All restructuring costs were associated with our broadcast segment.

Recent Accounting Pronouncements

On January 1, 2006, we adopted Statement of Financial Accounting Standard (SFAS) No. 123R, Share-Based Payment (SFAS 123R).  SFAS 123R requires us to expense the fair value of grants of various stock-based compensation programs over the vesting period of the awards.  We elected to adopt SFAS 123R using the “Modified Prospective Application” transition method which does not result in the restatement of previously issued consolidated financial statements.  For additional information regarding our accounting under SFAS 123R, see Note 2. Stock-Based Compensation Plans in the notes to our consolidated financial statements.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48).  FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition of positions taken or expected to be taken in income tax returns.  Only tax positions meeting a “more-likely-than-not” threshold of being sustained are recognized under FIN 48.  FIN 48 also provides guidance on derecognition, classification of interest and penalties and accounting and disclosures for annual and interim financial statements.  FIN 48 is effective for our fiscal year beginning January 1, 2007.  The cumulative effect of any changes arising from the initial application of FIN 48 is required to be reported as an adjustment to the opening balance of retained earnings in the period of adoption.  We are currently evaluating the impact that the adoption of FIN 48 will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement will be effective for the year ending December 31, 2008. We are currently evaluating the effect this statement will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS 158).  SFAS 158 required us to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of our pension plan in our December 31, 2006 consolidated financial statements, with a corresponding adjustment to accumulated other comprehensive loss, net of tax.  At adoption, the adjustment to accumulated other comprehensive loss of $2.5 million (net of taxes of $1.7 million) represented the net unrecognized actuarial losses which we previously netted against the plan’s funded status in our consolidated financial statements pursuant to the provisions of Statement 87.  This amount will be subsequently recognized as net periodic pension cost pursuant to our historical accounting policy for amortizing such amounts.  Further, actuarial gains and losses that arise in subsequent periods and are not recognized as a component of net periodic pension cost are recognized as increases or decreases in accumulated other comprehensive loss.  These gains or losses will be adjusted as they are subsequently recognized as a component of net periodic pension costs.  As of December 31, 2006, we have also recognized a liability of $0.4 million representing the under funded status of our defined benefit pension plan, which is included in other long-term liabilities in the accompanying consolidated balance sheet.  We do not expect the adoption of SFAS 158 to have a material impact on our consolidated financial statements in future years.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108).  SAB 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in the current year financial statements. SAB 108 requires registrants to quantify misstatements using both a balance sheet and an income statement approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The two methods for evaluating misstatements are referred to as the “rollover” method and the “iron curtain” method.  The rollover method quantifies misstatements based on the effects of correcting the misstatements that exist in the current year income statement, including misstatements that arose in the current year, as well as, the reversal or correction of the misstatements that arose in prior years.  The iron curtain method quantifies misstatements based on the effects of correcting the misstatements that exist in the balance sheet at the end of the current year, regardless of the misstatement’s year of origin.

SAB 108 does not change the guidance in SAB 99, Materiality (SAB 99), when evaluating the materiality of misstatements.  Upon initial application, SAB 108 permits a one-time cumulative effect adjustment to beginning retained earnings to correct prior year misstatements.

We adopted SAB 108 during 2006 and recorded a cumulative effect adjustment of $0.2 million (net of income taxes of $6.0 million), to increase retained earnings as of January 1, 2006.  The adjustment was comprised of the following components (in millions):

	Increase (decrease) to net income	Years affected
Cumulative amortization expense not recognized due to the misapplication of useful lives related to a definite-lived intangible asset and leasehold improvements	$(6.4)	1999-2005
Increase to operating income resulting from the over-accrual of accrued liabilities and deferred revenue	1.7	2001-2005
Decreases to other income due to an error in the accounting for the consolidation of one of our variable interest entities	(1.1)	2004-2005
Tax effects attributable to above adjustments at our applicable effective tax rates	1.9
	(3.9)
Decrease in provision for income taxes resulting from the over-accrual of tax reserves and balance sheet book to tax basis differences	4.1	2001-2005
Net impact on January 1, 2006 retained earnings	$0.2

Under the rollover method of evaluating misstatements, we previously concluded that the misstatements noted above were immaterial to all prior years’ results.  The misstatements under the iron curtain method described in SAB 108, as well as, the provisions of SAB 99, are material to 2006 results and therefore, have been reflected as a cumulative effect adjustment to retained earnings as of January 1, 2006.

RESULTS OF OPERATIONS

In general, this discussion is related to the results of our continuing operations, except for discussions regarding our cash flows (which also include the results of our discontinued operations).  Unless otherwise indicated, references in this discussion to 2006, 2005 and 2004 are to our fiscal years ended December 31, 2006, 2005 and 2004, respectively.  Additionally, any references to the first, second, third or fourth quarters are to the three months ended March 31, June 30, September 30 and December 31, respectively, for the year being discussed.

Broadcast Revenues

Set forth below are the principal types of broadcast revenues from continuing operations received by our stations for the periods indicated and the percentage contribution of each type to our total gross broadcast revenues (in millions):

	Years Ended December 31,
	2006		2005		2004
Local/regional advertising (a)	$416.4	57.0%	$413.1	58.5%	$406.2	55.5%
National advertising	231.9	31.8%	251.4	35.6%	258.3	35.3%
Political advertising	37.6	5.2%	2.4	0.3%	38.0	5.2%
Network compensation	9.5	1.3%	13.3	1.9%	14.3	1.9%
Retransmission consent	20.5	2.8%	15.2	2.2%	3.5	0.5%
Other station revenues	14.1	1.9%	10.4	1.5%	12.1	1.6%
Gross broadcast revenues	730.0	100.0%	705.8	100.0%	732.4	100.0%
Less: agency commissions	(94.2)		(91.3)		(97.8)
Net broadcast revenues	635.8		614.5		634.6
Revenues realized from station barter arrangements	54.7		55.0		57.8
Other operating divisions’ revenues	24.6		22.6		13.1
Total revenues	$715.1		$692.1		$705.5

(a)             In 2006 and 2005, an additional $4.9 million and $4.0 million, respectively, in revenues generated from our retransmission consent agreements are categorized as local/regional advertising pursuant to EITF 00-21.

Our primary types of programming and their approximate percentages of 2006 net broadcast revenues from continuing operations were syndicated programming (39.5%), network programming (26.6%), news (15.1%), direct advertising programming (7.6%), sports programming (5.8%) and other programming (5.4%).

The following table presents our time sales revenue from continuing operations, net of agency commissions, by network affiliates for the past three years (in millions):

	# of		Percent of Sales	Net Time Sales (a)			Percent Change
	Stations		2006	2006	2005 (b)	2004	‘06 vs. ‘05	‘05 vs. ‘04
FOX	19	(c)	39.8%	$235.3	$230.4	$237.4	2.1%	(3.0%)
MyNetworkTV(d)	17	(c)	20.4%	120.8	123.0	127.4	(1.8%)	(3.5%)
ABC	10		24.3%	144.1	130.2	140.7	10.7%	(7.5%)
The CW (d)	9		12.9%	76.6	77.7	81.4	(1.4%)	(4.6%)
CBS	2	(c)	1.8%	10.5	10.7	13.6	(1.9%)	(21.3%)
NBC	1		0.7%	4.3	3.5	4.2	22.9%	(16.7%)
Digital (e)	4		0.1%	0.4	—	—	100.0%	—%
Total	62	(c)		$592.0	$575.5	$604.7

(a)             During 2006 and 2005, several of our stations switched affiliations.  We have reclassified the revenue from those stations in prior years for comparability.

(b)            2006 and 2004 include significantly more political revenue than 2005 for most of our affiliates.

(c)             During 2004, we entered into agreements to sell our CBS station in Sacramento, California and our WB station in Kansas City, Missouri.  During 2005, we entered into an agreement to sell our FOX station in Tri-Cities, Tennessee.  The time sales from these stations are not included in this table because they are accounted for as time sales from discontinued operations.

(d)            In September 2006, our composition of network affiliates changed as a result of our agreement to air MyNetworkTV programming and the merger of UPN and The WB into a network called The CW.  Refer to our Markets and Stations table on page 5 for additional information.

(e)             Some of our television stations are broadcasting a second digital signal in accordance with FCC rules.

Operating Data

The following table sets forth certain of our operating data from continuing operations for the years ended December 31, 2006, 2005 and 2004 (in millions).  For definitions of terms, see the footnotes to the table in Item 6. Selected Financial Data.

	Years Ended December 31,
	2006	2005	2004
Net broadcast revenues	$635.8	$614.5	$634.6
Revenues realized from station barter arrangements	54.7	55.0	57.8
Other operating divisions’ revenues	24.6	22.6	13.1
Total revenues	715.1	692.1	705.5
Station production expenses	148.3	152.8	155.3
Station selling, general and administrative expenses	140.6	138.3	146.4
Expenses recognized from station barter arrangements	49.5	50.5	53.4
Depreciation and amortization	154.9	138.9	155.8
Other operating divisions’ expenses	24.2	20.9	14.9
Corporate general and administrative expenses	22.8	21.2	21.5
Impairment of intangibles	15.6	—	44.0
Operating income	$159.2	$169.5	$114.2
Net income	$54.0	$185.9	$24.0
Net income available to common shareholders	$54.0	$207.1	$13.8

Revenue Discussion and Analysis

The following table presents our revenues from continuing operations, net of agency commissions, for the three years ended December 31, 2006, 2005 and 2004 (in millions):

				Percent Change
	2006	2005	2004	‘06 vs. ‘05	‘05 vs. ‘04
Local revenues:
Non-Political (a)	$362.7	$359.6	$352.9	0.9%	1.9%
Political	10.2	1.2	9.4	(b)	(b)
Total Local	372.9	360.8	362.3	3.4%	(0.4%)
National revenues:
Non-Political	197.3	213.9	219.7	(7.8%)	(2.6%)
Political	21.8	0.8	22.7	(b)	(b)
Total National	219.1	214.7	242.4	2.1%	(11.4%)
Net Time Sales	592.0	575.5	604.7	2.9%	(4.8%)
Other revenues	43.8	39.0	29.9	12.3%	30.4%
Total Broadcasting Revenues	$635.8	$614.5	$634.6	3.5%	(3.2%)

(a)             Revenues of $4.9 million and $4.0 million in 2006 and 2005, respectively, generated from our retransmission consent agreements are categorized as local/regional advertising pursuant to EITF 00-21.

(b)            Political revenue is not comparable from year to year due to the cyclicality of elections.  See Political Revenues below for more information.

Our largest categories of advertising and their approximate percentages of 2006 net time sales were automotive (21.3%), professional services (13.6%), paid programming (6.8%), fast food (6.7%), schools (6.3%), retail (6.1%) and political (5.4%).  No other advertising category accounted for more than 5.0% of our net time sales in 2006.  Along with the industry, we have seen softness in the automotive advertising category and we expect this to continue in 2007.  We conduct business with thousands of advertisers. Other than advertisers from our automotive category, no other advertiser accounted for more than 1.0% of our consolidated net time sales in 2006.

Net Broadcast Revenues.  From a revenue category standpoint, the year ended December 31, 2006, when compared to 2005, was impacted by an increase of advertising revenues generated from the political, telecommunications, restaurant-other, schools, movies and home products sectors, offset by decreases in the internet, toys/games, food-breakfast, soft drinks and travel/leisure sectors.  Automotive, our single largest category, representing 21.3% of the year’s net time sales, was down 7.7%.  We expect automotive sales to trend downward during 2007.

Political Revenues.  Both local and national political revenues were the primary drivers of higher revenue in 2006 and 2004, compared to 2005 because 2004 and 2006 were election years.  In fact, during 2004, we owned television stations in 11 of the 16 so called “Battleground States,” including multiple stations in Ohio, Florida and West Virginia.  We expect political revenues to decrease in 2007 from 2006 levels, because 2007 is not an election year.

Local Revenues.  Our revenues from local advertisers, excluding political revenues, increased during the last three years.  We continue to focus on increasing local advertising revenues through innovative sales and marketing strategies in our markets.  Revenues from our new business initiatives increased $2.1 million during 2006 to $28.5 million from $26.4 million in 2005. Revenues from our new business initiatives increased by $11.0 million in 2005 from $15.4 million during 2004.  We expect to continue our focus on new business revenues in 2007.  Additionally, during 2004, we implemented an enhanced sales training course for all of our salespeople with a focus on local revenue sales.  We have continued these efforts throughout 2006 and will continue these efforts in 2007.

National Revenues.  Our revenues from national advertisers, excluding political revenues, have continued to trend downward over time.  We believe this trend represents a shift in the way national advertising dollars are being spent and we believe it has recently begun accelerating.  Advertisers in major categories like automotive, soft drink and packaged goods are shifting significant portions of their advertising budgets away from spot television into non-traditional media, in-store promotions and product placement in network shows.  Automotive decreases are due to automotive companies reducing advertising budgets and shifting advertising to specific markets.  We expect this trend to continue into 2007.

Other Revenues and Expenses.  Our other revenues consist primarily of revenues from retransmission consent agreements with cable and satellite providers, network compensation, production revenues and revenues from our outsourcing agreements.  Our retransmission consent agreements, including the advertising component, generated $25.4 million in total broadcast revenues during 2006 compared with $19.2 million in 2005 and $3.5 million in 2004.  This growth trend is the result of our ability to monetize our existing relationships as cable providers struggle with increased competition from alternative video delivery providers and have begun to recognize the value of our digital and high definition signals and network programming.  Pursuant to EITF 00-21, during 2006, $20.5 million of the total $25.4 million in revenues generated from our retransmission consent agreements are included in other revenues while the remaining $4.9 million is included in net time sales.  During 2005, $15.2 million of the total $19.2 million in revenues generated from our retransmission consent agreements are included in other revenues while the remaining $4.0 million is included in net time sales.  We expect further monetization of our agreements in 2007.  Network compensation decreased by $3.8 million during 2006 and $1.0 million during 2005.  We expect further decreases in revenues from network compensation in 2007.

Expense Discussion and Analysis

The following table presents our significant expense categories for the three years ended December 31, 2006, 2005 and 2004 (in millions):

				Percent Change
	2006	2005	2004	‘06 vs. ‘05	‘05 vs. ‘04
Station production expenses	$148.3	$152.8	$155.3	(2.9%)	(1.6%)
Station selling, general and administrative expenses	$140.6	$138.3	$146.4	1.7%	(5.5%)
Amortization of program contract costs	$90.7	$70.7	$89.2	28.3%	(20.7%)
Depreciation of property and equipment	$46.2	$50.3	$48.2	(8.2%)	4.4%
Corporate general and administrative expenses	$22.8	$21.2	$21.5	7.5%	(1.4%)
Interest expense	$115.2	$120.0	$120.4	(4.0%)	(0.3%)
Unrealized gain from derivative instruments	$2.9	$21.8	$29.4	(86.7%)	(25.9%)
Income (loss) from equity and cost investees	$6.3	$(1.4)	$1.1	550.0%	(227.3%)
Gain on insurance settlement	$—	$1.2	$3.3	(100.0%)	(63.6%)
Impairment of intangibles	$15.6	$—	$44.1	100.0%	(100.0%)
Income tax provision	$7.0	$36.1	$11.5	(80.6%)	213.9%

Station production expenses.   Station production expenses for 2006 decreased compared to 2005.  In 2006, we experienced decreases in news expenses of $3.6 million related to the shutdown of News Central at several stations, rating service fees of $1.5 million and programming expenses of $1.7 million.  These decreases were offset by increases in costs related to LMAs and outsourcing agreements of $0.3 million, engineering expenses of $0.7 million, music license fees of $0.8 million, promotion expenses of $0.2 million, production expenses of $0.2 million and other miscellaneous expenses of $0.1 million.

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

Station selling, general and administrative expenses.  Station selling, general and administrative expenses for 2006 increased compared to the same period in 2005 as a result of increases in general and administrative expenses primarily related to salary and bonus increases of $1.1 million, bad debt expense of $0.7 million, audit and accounting fees of $0.4 million and insurance, utilities and other net costs of $1.5 million.  In addition, there was an increase in national representative commissions costs of $0.2 million.  These increases were offset by decreases in traffic expense of $1.4 million, sales expenses of $0.1 million and other miscellaneous expenses of $0.1 million.

 Station selling, general and administrative expense decreased during 2005 compared to 2004 as a result of decreases in sales expenses related to direct mailers of $4.1 million, local and national sales representatives’ commissions of $3.0 million, salary expense of $1.0 million, workers compensation refunds of $0.8 million, expenses related to an annual sales trip of $0.5 million, bad debt expenses of $0.3 million and electric expenses of $0.2 million. These decreases were offset by a one-time adjustment of $1.0 million to our self-insured healthcare plan during the third quarter of 2005, increases in expense for Cunningham Broadcasting Corporation, a related party entity that we consolidate, of $0.5 million and vacation expense of $0.3 million.

We expect 2007 station production and station selling, general and administrative expenses excluding barter to be up slightly from 2006.

Amortization of program contract costs.  The amortization of program contract costs increased during 2006 compared to 2005 primarily due to significant program additions in 2006.  The amortization decrease during 2005 compared to 2004 was primarily because the costs to acquire syndicated programming had been declining.  We expect program contract amortization expense to relatively flat in 2007 when compared to 2006.

Depreciation of property and equipment.  The depreciation of property and equipment decreased in 2006 compared to 2005.  The decrease is primarily related to a large number of assets that had become fully depreciated during 2006.  This decrease is offset by depreciation associated with capital expenditures of $16.9 million, $16.7 million and $44.9 million in 2006, 2005 and 2004, respectively, as we completed the final phase of our digital build-out.  Additionally, during 2005, a $1.1 million impairment was recognized for certain capitalized software costs that became obsolete as a result of our conversion to a new revenue billing system during the second quarter of 2005.  We expect depreciation on property and equipment to decrease in 2007 when compared to 2006.  However, capital expenditures are expected to be greater in 2007.

Corporate general and administrative expenses.  Corporate general and administrative expenses represent the costs to operate our corporate headquarters location.  Such costs include, among other things, corporate departmental salaries, bonuses and fringe benefits, directors’ and officers’ life insurance, rent, telephone, consulting fees, legal, accounting, director fees and strategic development initiatives.  Corporate departments include executive, treasury, finance and accounting, human resources, technology, corporate relations, legal, sales, operations and purchasing.

Corporate general and administrative expense for 2006 increased compared to the same period in 2005 due to increases of $1.7 million related to the shutdown of News Central at several stations and other strategic development initiatives related to news, salary and bonus expense of $1.4 million, legal fees of $0.5 million, restricted and unrestricted stock compensation costs of $0.1 million and other miscellaneous expenses of $0.2 million.  These increases were offset by property and general insurance reimbursements of $0.2 million, workers compensation refunds of $0.4 million, decreases in health care costs of $1.0 million and audit and accounting fees of $0.7 million.

Corporate general and administrative expenses decreased during 2005 compared to 2004 as a result of decreases in salary and training expense related to open positions of $1.1 million, consulting fees of $0.5 million and sales promotion of $0.2 million.  These decreases were offset by an increase in expense of $1.4 million related to compliance with the Sarbanes-Oxley Act of 2002, as well as the $0.1 million increase related to our charitable contributions to the Sinclair Relief Fund, a related party charitable organization established in response to the disaster caused by Hurricane Katrina.

We expect corporate overhead expenses to increase slightly in 2007.

Interest expense.  Interest expense presented in the financial statements is related to continuing operations.  Interest expense has been decreasing since 2004.  The decrease during 2006 compared to 2005 is due to the expiration of two interest rate swap agreements, a decrease of interest related to derivative instruments, and the repurchase of 8% Senior Subordinated Notes, due 2012.  The decrease was offset by increases due to the accretion of a debt discount as a result of the redemption of our Series D Convertible Exchangeable Preferred Stock for Convertible Debentures in the second quarter of 2005 and interest expense related to amended state income tax returns.

The decrease during 2005 when compared to 2004 is primarily related to the use of proceeds from television station sales to repay debt during 2005, partially offset by rising interest rates on our floating rate debt and by the accretion of a debt discount due to the exchange of our Series D Convertible Exchangeable Preferred Stock for Convertible Debentures, which increased interest expense.

We expect interest expense to be less in 2007 then in 2006, assuming no changes in the current interest rate yield curve or changes in our assumption of debt levels for 2007.

Unrealized gain from derivative instruments.  We record gains and losses related to certain of our derivative instruments.  We entered into these instruments prior to implementing SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and they did not qualify as effective hedges (as that term is defined in the accounting guidance).  Generally, when derivative instruments are not effective, the change in the fair value of the instruments is recorded in the statement of operations for each respective period.  The fair value of our derivative instruments is primarily based on the anticipated future interest rate curves at the end of each period.  During 2006, certain instruments expired resulting in a reduction in unrealized gain.

Gain on insurance settlement. In the first quarter of 2003, one of our towers in Charleston, West Virginia collapsed during a severe ice storm.  This tower was insured and we used the insurance proceeds to rebuild the tower and to replace the other assets that were destroyed by the collapse.  In the fourth quarter of 2004, we completed substantially all of the construction of the new tower and placed it in service, and at that time we recognized a gain on insurance settlement of $3.3 million.  In 2005, we recognized a gain on insurance settlement of $1.2 million related to rebuilding the tower and replacing the other assets that were destroyed by the collapse. We did not receive any additional payments or gains related to this claim in 2006.

Impairment of intangibles. On a periodic basis, we test our goodwill for impairment in accordance with the applicable accounting rules.  See Note 5. Goodwill and Other Intangible Assets, in the Notes to our Consolidated Financial Statements.  In 2006 and 2004, we recorded impairments of $11.9 million and $44.1 million, respectively, related to goodwill in two different markets.  In addition, during 2006, we wrote-down a decaying advertiser based definite-lived intangible asset by $3.7 million.

Income tax provision.    The 2006 income tax provision for our pre-tax income from continuing operations of $55.6 million resulted in an effective tax rate of 12.5%.  The 2005 income tax provision for our pre-tax income from continuing operations of $70.4 million resulted in an effective tax rate of 51.3%.  The decrease in the effective tax rate from 2005 to 2006 is primarily attributable to the release of discrete tax and related interest reserves as a result of the expiration of the statute of limitations for the Federal income tax returns for 1999 through 2002.  We expect that the effective tax rate will increase to more normalized levels in 2007.

As of December 31, 2006, we had a net deferred tax liability of $274.0 million as compared to a net deferred tax liability of $266.9 million as of December 31, 2005.  The increase in deferred taxes primarily relates to a decrease in deferred tax assets associated with additional valuation allowances recorded to reflect a change in judgment with respect to realizability of state net operating losses.

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

As of December 31, 2005, we had a net deferred tax liability of $266.9 million as compared to a net deferred tax liability of $196.6 million as of December 31, 2004.  The increase in deferred taxes primarily relates to an increase in deferred tax liabilities associated with book and tax differences relating to the amortization of intangible assets and a decrease in deferred tax assets resulting from utilization of Federal net operating losses to offset the gains on sale of several stations during 2005.

Other Operating Divisions’ Revenue and Expense

The following table presents Other Operating Divisions’ revenue and expenses related to G1440 Holdings, Inc. (G1440), our software development and consulting company and Acrodyne Communications, Inc. (Acrodyne), a manufacturer of television transmissions systems, for the years ended December 31, 2006, 2005 and 2004 (in millions):

	For the years ended December 31,			Percent Change
	2006	2005	2004	‘06 vs. ‘05	‘05 vs. ‘04
Revenues:
G1440	$8.5	$9.2	$6.7	(7.6%)	37.3%
Acrodyne	$16.1	$13.4	$6.3	20.2%	112.7%

Expenses:
G1440	$8.6	$8.1	$6.4	6.2%	26.6%
Acrodyne	$15.6	$12.9	$8.5	20.9%	51.8%

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash provided by operations and availability under our Bank Credit Agreement (the Bank Credit Agreement).  On December 21, 2006, we amended and restated the Bank Credit Agreement, lowering our annual interest rate and increasing our outstanding balances.  As part of the amendment, the Bank Credit Agreement now includes a Term Loan A-1 facility (Term Loan A-1) of $225.0 million maturing on December 31, 2012.  The Bank Credit Agreement, as in effect on December 31, 2006, also includes a Term Loan A Facility (the Term Loan A) of $100.0 million and a Revolving Credit Facility (the Revolver) of $175.0 million maturing on December 31, 2011 and June 30, 2011, respectively.

Scheduled payments on the Term Loan A, Term Loan A-1 and Revolver are calculated at the London Interbank Offered Rate (LIBOR) plus 1.25%, with step-downs tied to a leverage grid.  We have the right to terminate the Term Loan A, Term Loan A-1 or Revolver at any time without prepayment penalty.  The Term Loan A is repayable in quarterly installments, amortizing as follows:

•                  1.25% per quarter commencing March 31, 2007 to December 31, 2008

•                  3.75% per quarter commencing March 31, 2009 to December 31, 2010

•                  15.0% per quarter commencing March 31, 2011 and continuing through its maturity on December 31, 2011.

The Term Loan A-1 is repayable in quarterly installments, amortizing as follows:

•                  1.25% per quarter commencing March 31, 2009 to December 31, 2009

•                  2.50% per quarter commencing March 31, 2010 to December 31, 2010

•                  3.75% per quarter commencing March 31, 2011 to December 31, 2011

•                  17.50% per quarter commencing March 31, 2012 and continuing through its maturity on December 31, 2012.

Availability under the Revolver does not reduce incrementally and terminates at maturity.  We are required to repay Term Loan A, Term Loan A-1 and reduce the Revolver with (i) 100% of the net proceeds of any casualty loss or condemnation and (ii) 100% of the net proceeds of any sale or other disposition of our assets in excess of $5.0 million in the aggregate in any 12 month period, to the extent not used to acquire new assets.

As of December 31, 2006, we had $67.4 million in cash balances and working capital of approximately $5.4 million.  We anticipate that cash flow from our operations and the Revolver will be sufficient to continue paying dividends under our current policy and to satisfy our debt service obligations, capital expenditure requirements and working capital needs for the next year.  As of December 31, 2006, we had borrowed $100.0 million under our Term Loan A.  Our ability to draw on our Revolver is based on pro forma trailing cash flow levels as defined in our Bank Credit Agreement.  For the year ended December 31, 2006, the entire $175.0 million of current borrowing capacity was available under our Revolver.  Our Term Loan A-1 was drawn in full on January 16, 2007 in order to redeem the 8.75% Senior Subordinated Notes, due 2011, which we redeemed in full on January 22, 2007.

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

Sources and Uses of Cash

The following table sets forth our cash flows for the years ended December 31, 2006, 2005 and 2004 (in millions):

	2006	2005	2004
Net cash flows from operating activities	$155.3	$54.6	$120.1

Net cash flows from (used in) investing activities:
Capital expenditures	$(16.9)	$(16.7)	$(44.9)
Station sales (acquisitions)	(0.3)	279.7	28.6
Sale of investments	—	21.5	—
Proceeds from sales of assets	2.4	0.1	—
Other	(0.3)	0.2	(1.4)
	$(15.1)	$284.8	$(17.7)

Net cash flows (used in) from financing activities:
Issuance of debt	$75.0	$52.0	$533.0
Repayment of debt	(114.4)	(360.4)	(620.4)
Dividend payments	(36.1)	(24.2)	(14.5)
Other	(6.9)	(7.6)	(18.8)
	$(82.4)	$(340.2)	$(120.7)

Operating Activities

Net cash flows from operating activities were $100.7 million higher for the year ended December 31, 2006 compared to the same period in 2005.  During 2006, cash receipts from customers, net of cash payments to vendors for operating expenses and other working capital cash activities were $37.0 million higher compared to the same period in 2005.  Additionally, we paid $16.0 million less in program payments, $10.7 million less in interest payments, $33.4 million less in tax payments and received $11.3 million more in tax refunds and $4.0 million more in distributions from equity investees in the year ended December 31, 2006.  These amounts were offset by $11.7 million in operating cash flows from stations we owned during 2005 but which were sold prior to 2006.

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

Investing Activities

Net cash flows from investing activities were also significantly different for the year ended December 31, 2006 compared to the same period in 2005 because of proceeds from the sale of television stations, net of cash paid for the acquisition of stations and cash proceeds from sales of equity investees during 2005.

Net cash flows from investing activities increased significantly during 2005 compared to the net cash flows used in investing activities in 2004.  The primary driver of this increase was cash from the sale of television stations of $295.2 million and the sale of our investment in Atlantic Automotive for $21.5 million.  The cash from station sales was offset by $12.8 million cash paid related to the purchase options for WNAB-TV in Nashville, Tennessee and a cash payment of $2.7 million related to the FCC license purchase option for WNYS-TV in Syracuse, New York.  Additionally, our cash payments for property and equipment decreased by $28.2 million in 2005, as compared to 2004, primarily because we spent less on digital conversion costs.

For 2007, we anticipate incurring an increase of capital expenditures when compared to 2006 for station maintenance, equipment replacement and consolidation of building and tower needs in some markets.  We expect to fund such capital expenditures with cash generated from operating activities and borrowings under our Bank Credit Agreement or an issuance of securities.

Financing Activities

Net cash flows from financing activities were significantly different for the year ended December 31, 2006 compared to the same period in 2005 because we utilized the cash from the sale of television stations to repay debt during 2005.  Our debt repayments to non-affiliates, net of debt issuances, in 2006 was $39.4 million compared to $308.4 million in 2005.  Dividend payments on our common stock were $16.9 million higher for the year ended December 31, 2006 compared to the same period in 2005 because our dividend rate increased.

Net cash flows used in financing activities increased significantly in 2005 compared to 2004 primarily because we utilized the cash from the sales of our television stations to repay debt.  Our debt repayments to non-affiliates, net of debt issuances, in 2005 were $308.4 million compared to $87.4 million in 2004.  Additionally, we paid $14.9 million more in common stock dividend payments in 2005 as compared to 2004.  See below for additional information about our common stock dividend payments.

During 2005 and 2004, we paid $5.0 million and $10.2 million in dividends on our Series D Convertible Preferred Stock, respectively.  We will not incur these dividend payments in the future because we exchanged the Convertible Preferred Stock for Convertible Debentures on June 15, 2005.  For additional information, refer to Note 6. Notes Payable and Commercial Bank Financing, in the Notes to our Consolidated Financial Statements.

In May 2004, we declared a quarterly cash dividend on our common stock for the first time in our company’s history.  On November 1, 2005, the Board of Directors increased the annual dividend paid on our Class A and Class B Common Stock from $0.30 per share to $0.40 per share.  On February 14, 2007, we announced that our Board of Directors approved an increase to our annual dividend to $0.60 per share from $0.50 per share.  We will begin paying this dividend rate beginning in the second quarter 2007 and intend to continue in each future quarter, using cash generated from operating activities and borrowings under our Bank Credit Agreement.  The dividends paid for 2006, 2005 and 2004 are shown below:

For the quarter ended	Total dividends paid	Payment date
March 31, 2006	$8.6 million	April 13, 2006
June 30, 2006	$8.6 million	July 13, 2006
September 30, 2006	$10.7 million	October 12, 2006
December 31, 2006	$10.7 million	January 12, 2007

For the quarter ended	Total dividends paid	Payment date
March 31, 2005	$4.3 million	April 15, 2005
June 30, 2005	$6.4 million	July 15, 2005
September 30, 2005	$6.4 million	October 14, 2005
December 31, 2005	$8.5 million	January 13, 2006

For the quarter ended	Total dividends paid	Payment date
June 30, 2004	$2.1 million	July 15, 2004
September 30, 2004	$2.1 million	October 15, 2004
December 31, 2004	$2.1 million	January 14, 2005

During the year ended December 31, 2006, we repurchased, in the open market, $23.7 million in face value of our 8% Senior Subordinated Notes, due 2012 and $8.6 million in face value of our 6% Convertible Debentures, due 2012.   From time to time, we may repurchase additional outstanding debt on the open market.  We expect to fund any repurchases with cash generated from operating activities and borrowings under our Bank Credit Agreement.

Contractual Obligations

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

The following table reflects a summary of our contractual cash obligations as of December 31, 2006 and the future periods in which such obligations are expected to be settled in cash (in thousands):

CONTRACTUAL OBLIGATIONS RELATED TO CONTINUING OPERATIONS

	Total	2007	2008-2009	2010-2011	2012 and thereafter (a)
Notes payable, capital leases and commercial bank financing (b)	$1,983,297	$188,853	$202,358	$506,038	$1,086,048
Notes and capital leases payable to affiliates	40,132	5,421	8,830	6,641	19,240
Operating leases	20,873	3,160	5,207	4,023	8,483
Employment contracts	15,649	8,396	6,999	254	—
Film liability - active	183,115	85,746	72,632	24,737	—
Film liability - future (c)	113,467	8,829	57,089	41,171	6,378
Programming services (d)	190,639	37,027	68,553	56,275	28,784
Maintenance and support	7,667	2,088	3,084	2,494	1
Network affiliation agreements	17,691	11,736	5,955	—	—
Other operating contracts	8,160	1,867	1,163	838	4,292
Total contractual cash obligations	$2,580,690	$353,123	$431,870	$642,471	$1,153,226

(a)             Includes a one-year estimate of $28.6 million in payments related to contracts that automatically renew.  We have not calculated potential payments for years after 2012.

(b)            Includes interest on fixed rate debt and capital leases.  Estimated interest on our recourse variable rate debt has been excluded.  Recourse variable rate debt represents $100.0 million of our $1.4 billion total face value of debt as of December 31, 2006.

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

Off Balance Sheet Arrangements

Off balance sheet arrangements as defined by the SEC include the following four items:  obligations under certain guarantees or contracts; retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangements; obligations under certain derivative arrangements; and obligations under material variable interest.  We have entered into arrangements where we have obligations under certain guarantees or contracts because we believe they will help improve shareholder returns.

In 2003, we entered into option agreements with an unrelated third party to purchase certain license and non-license television broadcast assets of WNAB-TV in Nashville, Tennessee.  On March 25, 2005, we exercised the option agreements to acquire certain license and non-license assets for $5.0 million and $8.3 million, respectively.  On May 31, 2005, we completed the purchase of the non-license broadcast assets.  The closing on the license assets is pending approval by the FCC.   We paid $0.5 million and $4.5 million for the years ended December 31, 2006 and 2005, respectively, for the purchase of the license assets.

We have determined that WNAB continues to be a variable interest entity (VIE) and that we remain the primary beneficiary of the variable interest as a result of the terms of our outsourcing agreement.  As a result, we continue to consolidate the assets and liabilities of WNAB, which were adjusted to reflect an appraisal prepared in connection with the closing of the non-license assets.  Goodwill and FCC license book values were increased by $5.8 million and $4.2 million, respectively, upon the closing of the non-license assets in May 2005.

On May 26, 2005, we entered into a twelve-month limited scope liquidity assurance with Acrodyne Communications, Inc. (Acrodyne), one of our majority-owned subsidiaries.  On July 14, 2006, we extended the liquidity assurance for an additional twelve-month period.  Pursuant to this agreement, we will provide to them sufficient funding to cover any necessary working capital needs through May 25, 2007 should Acrodyne not be able to provide that funding on its own.  The exposure to us in this liquidity assurance cannot be estimated nor can its probability of occurrence be estimated.  In connection with this liquidity assurance, we established a $0.5 million line of credit for Acrodyne.  Interest on any unpaid indebtedness will be calculated on a daily basis at LIBOR plus 225 basis points per annum.  As of December 31, 2006, Acrodyne had borrowed $0.3 million under this line of credit.  We do not believe the liquidity assurance will have a material impact on our consolidated balance sheets, consolidated statements of operations or consolidated statements of cash flows and, therefore, we have not recorded any liability related to it.

The following table reflects a summary of these off balance sheet arrangements, as defined by the Securities and Exchange Commission (SEC), as of December 31, 2006 and the future periods in which such arrangements may be settled in cash if certain contingent events occur (in thousands):

	Total	2007	2008-2009	2010-2011	2012 and thereafter
Letters of credit	$1,177	$418	$216	$543	$—
Investments and loan commitments (a)	5,924	5,924	—	—	—
Purchase commitments	500	500	—	—	—
LMA and outsourcing agreements (b)	24,583	7,825	10,828	5,434	496
Total other commercial commitments	$32,184	$14,667	$11,044	$5,977	$496

(a)             Commitments to contribute capital or provide loans to Allegiance Capital, LP, Acrodyne and Sterling Ventures Partners, LP.

(b)            Certain LMAs require us to reimburse the licensee owner their operating costs.  Certain outsourcing agreements require us to pay a fee to another station for providing non-programming services.  The amount will vary each month and, accordingly, these amounts were estimated through the date of the agreements’ expiration, based on historical cost experience.

ITEM 7A.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risks

We are exposed to market risk from changes in interest rates.  We enter into derivative instruments primarily for the purpose of reducing the impact of changing interest rates on our floating rate debt and to reduce the impact of changing fair market values on our fixed rate debt.

We account for derivative instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133 (collectively, SFAS 133).  For additional information on SFAS 133, see Note 9. Derivative Instruments, in the Notes to our Consolidated Financial Statements.

On April 20, 2006, we terminated two of our derivative instruments with a cash payment of $3.8 million, the aggregate fair value of the derivative liabilities on that date.  These swap agreements were accounted for as fair value hedges in accordance with SFAS 133 and changes in their fair market values were reflected as adjustments to the carrying value of the underlying debt that was being hedged.  Therefore, on the termination date, the carrying value of the underlying debt was adjusted to reflect the $3.8 million payment and that amount will be treated as a discount on the underlying debt that was being hedged and will be amortized over its remaining life, in accordance with SFAS 133.  Amortization of the discount of $0.5 million was recorded as interest expense for the year ended December 31, 2006.

On June 5, 2006, two of our derivative instruments expired.  These expired swap agreements did not qualify for hedge accounting treatment under SFAS 133 and, therefore, the changes in their fair market values were reflected in historical earnings as an unrealized gain from derivative instruments through the expiration date.  For the years ended December 31, 2006, 2005 and 2004, we recorded an unrealized gain of $2.9 million, $21.8 million and $29.4 million, respectively.

As of December 31, 2006, we have two remaining derivative instruments.  One of these swap agreements is accounted for as a fair value hedge in accordance with SFAS 133; therefore, any changes in its fair market value are reflected as an adjustment to the carrying value of the underlying debt being hedged.  During 2006, one of our swap agreements was undesignated as a fair value hedge due to a reassignment of the counterparty; therefore, any changes in the fair market value are reflected as an adjustment to income.  The notional amount of these swap agreements is $300.0 million and they expire on March 15, 2012.  The interest we pay is floating based on the three-month London Interbank Offered Rate (LIBOR) plus 2.28% and the interest we receive is at 8%.  The fair market value of these agreements is estimated by obtaining quotations from the international financial institution party to the contract.  This fair value is an estimate of the net amount that we would pay on December 31, 2006 if we cancelled the contracts or transferred them to other parties and includes net accrued interest receivable.  This amount was a net asset of $5.7 million and $10.7 million as of December 31, 2006 and 2005, respectively.

To determine the sensitivity of these derivative instruments to changes in interest rates, we also obtain quotations from the party to the contract that estimate the pro forma fair market value of the instruments on December 31, 2006 if current interest rates were higher by 1% or lower by 1%.  As of December 31, 2006, the fair market value of these instruments would be a liability of $2.1 million if interest rates were 1% higher and an asset of $5.6 million if interest rates were 1% lower than current rates.

During May 2003, we completed an issuance of $150.0 million aggregate principal amount of 4.875% Convertible Senior Notes, due 2018.  Under certain circumstances, we will pay contingent cash interest to the holder of the convertible notes during any six month period from January 15 to July 14 and from July 15 to January 14, commencing with the six month period beginning January 15, 2011.  The contingent interest feature is an embedded derivative which had a negligible fair value as of December 31, 2006.

We are also exposed to risk from a change in interest rates to the extent we are required to refinance existing fixed rate indebtedness at rates higher than those prevailing at the time the existing indebtedness was incurred.  As of December 31, 2006, we had senior subordinated notes with face amounts totaling $307.4 million and $618.3 million and convertible senior bonds totaling $153.2 million and $150.0 million expiring in the years 2011, 2012, 2012 and 2018, respectively.  Based on the quoted market price, the fair value of the notes and bonds was $1.2 billion as of December 31, 2006.  Generally, the fair market value of the notes will decrease as interest rates rise and increase as interest rates fall.  We estimate that a 1.0% increase from prevailing interest rates would result in a decrease in fair value of the notes by $57.4 million as of December 31, 2006.  The estimates related to the increase or decrease of interest rates are based on assumptions for forecasted future interest rates.

The fair value of the notes and bonds was $1.2 billion as of December 31, 2005 and at that time we estimated that a 1.0% increase in prevailing interest rates would have resulted in a decrease of $64.2 million in fair value.  This indicates that our exposure to risk from a change in interest rates has not materially changed since December 31, 2005.

On January 22, 2007, we redeemed in full our 8.75% Senior Subordinated Notes, due 2011.

ITEM 8.                    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this item are filed as exhibits to this report, are listed under Item 15(a)(1) and (2) and are incorporated by reference in this report.

ITEM 9.                    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
  DISCLOSURE

There were no changes in and/or disagreements with accountants on accounting and financial disclosure during the year ended December 31, 2006.

ITEM 9A.           CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2006.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of December 31, 2006, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2006 based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on our assessment, management believes that, as of December 31, 2006, our internal control over financial reporting is effective based on those criteria.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during or subsequent to the quarter ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Sinclair Broadcast Group, Inc.

We have audited management’s assessment, included in the accompanying Report of Management on Sinclair Broadcast Group, Inc.’s Internal Control Over Financial Reporting, that Sinclair Broadcast Group, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Sinclair Broadcast Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Sinclair Broadcast Group, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria.  Also, in our opinion, Sinclair Broadcast Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sinclair Broadcast Group, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 of Sinclair Broadcast Group, Inc. and our report dated March 8, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Baltimore, Maryland

March 8, 2007

ITEM 9B.           OTHER INFORMATION

None.

PART III

ITEM 10.             DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be included in our Proxy Statement for the 2007 Annual Meeting of shareholders under the caption, “Directors, Executive Officers and Corporate Governance”, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2006 and is incorporated by reference in this report.

ITEM 11.             EXECUTIVE COMPENSATION

The information required by this Item will be included in our Proxy Statement for the 2007 Annual Meeting of shareholders under the caption, “Executive Compensation”, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2006 and is incorporated by reference in this report.

ITEM 12.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
  STOCKHOLDER MATTERS

The information required by this Item will be included in our Proxy Statement for the 2007 Annual Meeting of shareholders under the caption, “Security Ownership Of Certain Beneficial Owners and Management”, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2006 and is incorporated by reference in this report.

ITEM 13.             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR    INDEPENDENCE

The information required by this Item will be included in our Proxy Statement for the 2007 Annual Meeting of shareholders under the caption, “Certain Relationships and Related Transactions, and Director Independence”, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2006 and is incorporated by reference in this report.

ITEM 14.             PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be included in our Proxy Statement for the 2007 Annual Meeting of shareholders under the caption, “Principal Accountant Fees and Services”, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2006 and is incorporated by reference in this report.

PART IV

ITEM 15.             EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1)  Financial Statements

The following financial statements required by this item are submitted in a separate section beginning on page F-1 of this report.

(a) (2)  Financial Statements Schedules

The following financial statements schedules required by this item are submitted on pages S-1 and S-2 of this Report.

Index to Schedules	S-1
Schedule II - Valuation and Qualifying Accounts	S-2

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
10.15

First Amendment to Incentive Stock Option Plan for Sinclair Broadcast Group, Inc., adopted April 10, 1996. (Incorporated by reference from Registrant’s Report on Form 10-K/A for the year ended December 31, 1996).

10.16

Second Amendment to Incentive Stock Option Plan for Sinclair Broadcast Group, Inc., adopted May 31, 1996. (Incorporated by reference from Registrant’s Report on Form 10-K/A for the year ended December 31, 1996).

10.17	1996 Long-Term Incentive Plan for Sinclair Broadcast Group, Inc. (Incorporated by reference from Registrant’s Report on Form 10-K/A for the year ended December 31, 1996).
10.18	First Amendment to 1996 Long-Term Incentive Plan for Sinclair Broadcast Group, Inc. (Incorporated by reference from Registrant’s Proxy Statement on Schedule 14A for the year ended December 31, 1998).
10.19

Employment Agreement by and between Sinclair Broadcast Group, Inc. and Frederick G. Smith, dated June 12, 1998. (Incorporated by reference from Registrant’s Report on Form 10-Q for the quarter ended September 30, 1998).

10.20

Employment Agreement by and between Sinclair Broadcast Group, Inc. and J. Duncan Smith, dated June 12, 1998. (Incorporated by reference from Registrant’s Report on Form 10-Q for the quarter ended September 30, 1998).

10.21

Employment Agreement by and between Sinclair Broadcast Group, Inc, and David B. Amy, dated September 15, 1998. (Incorporated by reference from Registrant’s Report on Form 10-Q for the quarter ended September 30, 1998).

10.22

Employment Agreement by and between Sinclair Broadcast Group, Inc. and Barry M. Faber dated August 4, 2004. (Incorporated by reference from Registrant’s Report on Form 10-Q for the quarter ended June 30, 2004).

10.23

Asset Purchase Agreement dated as of December 2, 2004 among CBS Broadcasting, Inc., Sinclair Broadcast Group, Inc., Chesapeake Television, Inc., and SCI-Sacramento Licensee, LLC. (Incorporated by reference from Registrant’s Report on Form 8-K filed on December 3, 2004).

10.24

Beaver Dam Limited Liability Company Operating Agreement dated as of May 30, 1996 by and among David D. Smith, Frederick G. Smith, J. Duncan Smith, Robert E. Smith and Sinclair Broadcast Group, Inc. (Incorporated by reference from Registrant’s Report on Form 8-K filed on December 20, 2004).

10.25

First Amendment to the Operating Agreement and Agreement to Retire dated as of April 18, 1997 by and among Beaver Dam Limited Liability Company, David D. Smith, Frederick G. Smith, J. Duncan Smith, Robert E. Smith and Sinclair Broadcast Group, Inc. (Incorporated by reference from Registrant’s Report on Form 8-K filed on December 20, 2004).

10.26

Second Amendment to the Operating Agreement and Agreement to Redeem Membership Rights dated as of May 6, 1998 by and among Beaver Dam Limited Liability Company, David D. Smith, Frederick G. Smith, J. Duncan Smith, Robert E. Smith and Sinclair Broadcast Group, Inc. (Incorporated by reference from Registrant’s Report on Form 8-K filed on December 20, 2004).

10.27

Agreement of Lease dated as of December 18, 1998 by and between Beaver Dam Limited Liability Company and Sinclair Communications, Inc. (Incorporated by reference from Registrant’s Report on Form 8-K filed on December 20, 2004).

10.28

Agreement of Lease dated as of December 18, 1998 by and between Beaver Dam Limited Liability Company and SBG Group. (Incorporated by reference from Registrant’s Report on Form 8-K filed on December 20, 2004).

10.29

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

10.33

Joint Sales and Shared Services Agreement dated as of November 12, 2004, by and among KSMO Licensee, Inc., a Delaware Corporation, KSMO, Inc., a Maryland Corporation, and Meredith Corporation, an Iowa Corporation. (Incorporated by reference from Registrant’s Report on Form 10-K for the year ended December 31, 2004).

10.34	Form of WB Television Network Affiliation Agreement. (Incorporated by reference from Registrant’s Report on Form 10-K for the year ended December 31, 2004).
10.35	Director Compensation. (Incorporated by reference from Registrant’s Report on Form 10-K for the year ended December 31, 2004).
10.36	Executive Officer Compensation. (Incorporated by reference from Registrant’s Report on Form 8-K filed on March 15, 2005).
10.37

Employment Agreement by and between Sinclair Broadcast Group, Inc. and Lucy Rutishauser dated March 19, 2001. (Incorporated by reference from Registrant’s Report on Form 10-K/A filed on April 29, 2005).

10.38

Asset Purchase Agreement, dated as of May 16, 2005, between Bluestone Television Inc. and Sinclair Properties, LLC. (Incorporated by reference from Registrant’s Report on Form 8-K filed on May 20, 2005).

10.39

Asset Purchase Agreement, dated as of May 16, 2005, among Aurora Broadcasting, Inc., Sinclair Properties, LLC, and WEMT Licensee L.P. (Incorporated by reference from Registrant’s Report on Form 8-K filed on May 20, 2005).

10.40

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

10.41

Stock Redemption Agreement, dated as of August 2, 2005, by and between Sinclair Broadcast Group, Inc. and Atlantic Automotive Corporation. (Incorporated by reference from Registrant’s Report on Form 8-K/A filed on August 8, 2005).

10.42

Stock Purchase Agreement, dated as of August 2, 2005, by and among Sinclair Broadcast Group, Inc. and David D. Smith. (Incorporated by reference from Registrant’s Report on Form 8-K/A filed on August 8, 2005).

10.43

Release and Settlement agreement dated as of May 2, 2006 by Bay Television, Inc. and between Sinclair Broadcast Group, Inc., Bay Television, Inc, The WB Television Network and UPN. (Incorporated by reference from Registrant’s Report on Form 10-Q for the quarter ended June 30, 2006)

10.44	Form of FOX Broadcasting Company Station Affiliation Agreement dated June 26, 2006. (Incorporated by reference from Registrant’s Report on Form 10-Q for the quarter ended June 30, 2006)
10.45	Form of Restricted Stock Award Agreement. (Incorporated by reference from Registrant’s Report on Form 10-Q for the quarter ended June 30, 2006)
10.46	Credit Agreement dated as of December 21, 2006, between Sinclair Television Group, Inc. (the Company) and JP Morgan Chase Bank N.A, as Administrative Agent.
12	Computation of Ratio of Earnings to Fixed Charges.
21	Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.
24	Power of Attorney; included above registrants signatures of this Form 10-K.

31.1	Certification by David D. Smith, as Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241).
31.2	Certification by David B. Amy, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241).
32.1	Certification by David D. Smith, as Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).
32.2	Certification by David B. Amy, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).
99	Stockholders’ Agreement dated April 19, 2005 by and among the Smith Brothers. (Incorporated by reference from Registrant’s Report on Form 8-K filed on April 26, 2005).

(b)  Exhibits

The exhibits required by this Item are listed under Item 15 (a) (3).

(c)  Financial Statements Schedules

The financial statement schedules required by this Item are listed under Item 15 (a) (2).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 9th day of March 2007.

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

Signature	Title	Date

/s/ David D. Smith	Chairman of the Board, President and
David D. Smith	Chief Executive Officer	March 9, 2007

/s/ David B. Amy	Executive Vice President and
David B. Amy	Chief Financial Officer	March 9, 2007

/s/ David R. Bochenek	Vice President and
David R. Bochenek	Chief Accounting Officer	March 9, 2007

/s/ Frederick G. Smith
Frederick G. Smith	Director	March 9, 2007

/s/ J. Duncan Smith
J. Duncan Smith	Director	March 9, 2007

/s/ Robert E. Smith
Robert E. Smith	Director	March 9, 2007

/s/ Basil A. Thomas
Basil A. Thomas	Director	March 9, 2007

/s/ Lawrence E. McCanna
Lawrence E. McCanna	Director	March 9, 2007

/s/ Daniel C. Keith
Daniel C. Keith	Director	March 9, 2007

/s/ Martin R. Leader
Martin R. Leader	Director	March 9, 2007

SINCLAIR BROADCAST GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Sinclair Broadcast Group, Inc.

We have audited the accompanying consolidated balance sheets of Sinclair Broadcast Group, Inc. (a Maryland corporation) and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006.  Our audits also included the financial statement schedule listed in the Index at Item 15(a).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sinclair Broadcast Group, Inc. and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in note 1 of the notes to the consolidated financial statements, the Company changed the manner in which it quantifies and corrects the effects of prior year uncorrected misstatements upon the adoption of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” on January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Sinclair Broadcast Group, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Baltimore, Maryland
March 8, 2007

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	As of December 31,
	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$67,408	$9,655
Accounts receivable, net of allowance for doubtful accounts of $3,985 and $4,596, respectively	130,227	127,913
Affiliate receivable	12	14
Current portion of program contract costs	65,322	51,528
Income taxes receivable	3,625	—
Prepaid expenses and other current assets	13,922	17,616
Deferred barter costs	2,509	2,027
Assets held for sale	—	3,678
Deferred tax assets	8,340	10,591
Total current assets	291,365	223,022

PROGRAM CONTRACT COSTS, less current portion	49,187	36,494
PROPERTY AND EQUIPMENT, net	274,962	304,355
GOODWILL, net	1,007,268	1,040,234
BROADCAST LICENSES, net	409,620	409,620
DEFINITE-LIVED INTANGIBLE ASSETS, net	205,147	224,673
OTHER ASSETS	35,049	44,907
Total assets	$2,272,598	$2,283,305

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,849	$3,799
Income taxes payable	—	2,662
Accrued liabilities	90,713	84,623
Current portion notes payable, capital leases and commercial bank financing	98,265	33,802
Current portion of notes and capital leases payable to affiliates	3,985	4,135
Current portion of program contracts payable	85,746	88,510
Deferred barter revenues	2,388	2,501
Deferred gain on sale of broadcast assets	—	3,249
Liabilities held for sale	—	1,407
Total current liabilities	285,946	224,688

LONG-TERM LIABILITIES:
Notes payable, capital leases and commercial bank financing, less current portion	1,290,899	1,397,649
Notes payable and capital leases to affiliates, less current portion	20,474	15,152
Program contracts payable, less current portion	97,369	65,239
Deferred tax liabilities	282,317	277,451
Other long-term liabilities	28,263	52,438
Total liabilities	2,005,268	2,032,617

MINORITY INTEREST IN CONSOLIDATED ENTITIES	685	966

SHAREHOLDERS’ EQUITY:
Class A Common Stock, $.01 par value, 500,000,000 shares authorized, 47,552,682 and 47,122,407 shares issued and outstanding, respectively	476	471
Class B Common Stock, $.01 par value, 140,000,000 shares authorized, 38,348,331 shares issued and outstanding, respectively, convertible into Class A Common Stock	383	383
Additional paid-in capital	596,667	593,259
Accumulated deficit	(328,406)	(344,391)
Accumulated other comprehensive loss	(2,475)	—
Total shareholders’ equity	266,645	249,722
Total liabilities and shareholders’ equity	$2,272,598	$2,283,305

The accompanying notes are an integral part of these consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(In thousands, except per share data)

	2006	2005	2004
REVENUES:
Station broadcast revenues, net of agency commissions	$635,842	$614,436	$634,609
Revenues realized from station barter arrangements	54,686	55,034	57,814
Other operating divisions’ revenue	24,610	22,597	13,054
Total revenues	715,138	692,067	705,477

OPERATING EXPENSES:
Station production expenses	148,276	152,771	155,276
Station selling, general and administrative expenses	140,579	138,304	146,373
Expenses recognized from station barter arrangements	49,508	50,460	53,358
Amortization of program contract costs and net realizable value adjustments	90,746	70,666	89,152
Other operating divisions’ expenses	24,193	20,944	14,932
Depreciation of property and equipment	46,248	50,275	48,159
Corporate general and administrative expenses	22,795	21,220	21,496
Amortization of definite-lived intangible assets and other assets	18,021	17,972	18,482
Impairment of intangibles	15,589	—	44,055
Total operating expenses	555,955	522,612	591,283
Operating income	159,183	169,455	114,194

OTHER INCOME (EXPENSE):
Interest expense and amortization of debt discount and deferred financing costs	(115,217)	(120,002)	(120,400)
Interest income	2,008	650	191
Gain (loss) from sale of assets	143	(80)	(52)
Loss from extinguishment of debt	(904)	(1,937)	(2,453)
Unrealized gain from derivative instruments	2,907	21,778	29,388
Income (loss) from equity and cost investees	6,338	(1,426)	1,100
Gain on insurance settlement	—	1,193	3,341
Other income, net	1,159	721	894
Total other expense	(103,566)	(99,103)	(87,991)
Income from continuing operations before income taxes	55,617	70,352	26,203

INCOME TAX PROVISION	(6,970)	(36,115)	(11,522)
Income from continuing operations	48,647	34,237	14,681

DISCONTINUED OPERATIONS:
Income from discontinued operations, net of related income tax benefit (provision) of $3,502, ($1,644) and ($5,915), respectively	3,556	5,671	9,341
Gain from discontinued operations, net of related income tax provision of $885 and $80,002, respectively	1,774	146,024	—
NET INCOME	53,977	185,932	24,022
PREFERRED STOCK DIVIDENDS	—	(5,004)	(10,180)
EXCESS OF PREFERRED STOCK CARRYING VALUE OVER REDEMPTION VALUE	—	26,201	—
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$53,977	$207,129	$13,842

BASIC AND DILUTED EARNINGS PER COMMON SHARE:
Earnings per share from continuing operations	$0.57	$0.65	$0.05
Earnings per share from discontinued operations	$0.06	$1.78	$0.11
Earnings per share	$0.63	$2.43	$0.16
Weighted average common shares outstanding	85,680	85,380	85,590
Weighted average common and common equivalent shares outstanding	85,694	85,389	85,741
Dividends declared per share	$0.450	$0.300	$0.075

The accompanying notes are an integral part of these consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND OTHER COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(In thousands)

	Series D Preferred Stock	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
BALANCE, December 31, 2003	$35	$446	$412	$762,588	$(533,916)	$(560)	$229,005
Dividends declared on Class A and Class B Common Stock	—	—	—	—	(6,403)	—	(6,403)
Dividends paid on Series D Convertible Exchangeable Preferred Stock	—	—	—	—	(10,166)	—	(10,166)
Class A Common Stock issued pursuant to employee benefit plans and stock options exercised	—	3	—	3,509	—	—	3,512
Class B Common Stock converted into Class A Common Stock	—	21	(21)	—	—	—	—
Repurchase of 970,500 shares of Class A Common Stock	—	(10)	—	(9,540)	—	—	(9,550)
Amortization of deferred compensation	—	—	—	127	—	—	127
Repurchase of Series D Convertible Exchangeable Preferred Stock	(2)	—	—	(4,750)	—	—	(4,752)
Tax benefit of nonqualifying stock options exercised	—	—	—	196	—	—	196
Net income	—	—	—	—	24,022	—	24,022
Amortization of derivative instruments, net of tax provision of $304	—	—	—	—	—	560	560
BALANCE, December 31, 2004	$33	$460	$391	$752,130	$(526,463)	$—	$226,551

Other comprehensive income:
Net income	$—	$—	$—	$—	$24,022	$—	$24,022
Amortization of derivative instruments, net of tax provision of $304	—	—	—	—	—	560	560
Comprehensive income	$—	$—	$—	$—	$24,022	$560	$24,582

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND OTHER COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(In thousands)

	Series D Preferred Stock	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity
BALANCE, December 31, 2004	$33	$460	$391	$752,130	$(526,463)	$226,551
Dividends declared on Class A and Class B Common Stock	—	—	—	—	(25,474)	(25,474)
Dividends paid on Series D Convertible Exchangeable Preferred Stock	—	—	—	—	(4,587)	(4,587)
Class A Common Stock issued pursuant to employee benefit plans and stock options exercised	—	3	—	2,426	—	2,429
Class B Common Stock converted into Class A Common Stock	—	8	(8)	—	—	—
Series D Convertible Exchangeable Preferred Stock converted into debt	(33)	—	—	(161,302)	26,201	(135,134)
Amortization of deferred compensation	—	—	—	5	—	5
Net income	—	—	—	—	185,932	185,932
BALANCE, December 31, 2005	$—	$471	$383	$593,259	$(344,391)	$249,722

The accompanying notes are an integral part of these consolidated financial statements

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND OTHER COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(In thousands)

	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
BALANCE, December 31, 2005	$471	$383	$593,259	$(344,391)	$—	$249,722
Dividends declared on Class A and Class B Common Stock	—	—	—	(38,176)	—	(38,176)
Class A Common Stock issued pursuant to employee benefit plans and stock options exercised	5	—	3,348	—	—	3,353
Tax benefit of nonqualified stock options exercised	—	—	60	—	—	60
Net income	—	—	—	53,977	—	53,977
Adjustment related to adoption of SFAS 158, net of taxes	—	—	—	—	(2,475)	(2,475)
Adjustment related to adoption of SAB 108, net of taxes	—	—	—	184	—	184
BALANCE, December 31, 2006	$476	$383	$596,667	$(328,406)	$(2,475)	$266,645

Other comprehensive income (loss):
Net income	$—	$—	$—	$53,977	$—	$53,977
Adjustment related to adoption of SFAS 158, net of taxes	—	—	—	—	(2,475)	(2,475)
Comprehensive income (loss)	$—	$—	$—	$53,977	$(2,475)	$51,502

The accompanying notes are an integral part of these consolidated financial statements

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(In thousands)

	2006	2005	2004
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$53,977	$185,932	$24,022
Adjustments to reconcile net income to net cash flows from operating activities:
Amortization of debt discount, net of debt premium	2,263	600	(1,081)
Depreciation of property and equipment	46,248	50,831	50,877
Recognition of deferred revenue	(7,730)	(4,942)	(4,928)
Accretion of capital leases	453	638	706
(Income) loss from equity and cost investees	(6,057)	1,426	(1,100)
(Gain) loss on sale of property	(143)	80	52
Gain on sale of broadcast assets related to discontinued operations	(2,659)	(226,026)	—
Gain on involuntary conversion, non-cash portion	—	—	(3,212)
Impairment of intangibles	15,589	—	44,055
Unrealized gain from derivative instruments	(2,907)	(21,778)	(29,388)
Amortization of definite-lived intangible assets and other assets	18,021	17,997	19,035
Amortization of program contract costs and net realizable value adjustments	90,746	71,337	94,180
Amortization of deferred financing costs	2,509	2,505	2,839
Stock-based compensation	1,905	1,701	1,906
Loss from extinguishment of debt, non-cash portion	854	1,995	1,289
Amortization of derivative instruments	538	538	1,098
Deferred tax provision related to continuing operations	18,833	43,631	11,125
Deferred tax (benefit) provision related to discontinued operations	(1,177)	36,033	5,828
Net effect of change in deferred barter revenues and deferred barter costs	(595)	(50)	118
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
(Increase) decrease in accounts receivable, net	(3,366)	2,485	7,477
(Increase) decrease in taxes receivable	(3,625)	624	1,328
Decrease (increase) in prepaid expenses and other current assets	3,736	(1,050)	(3,206)
(Increase) decrease in other long-term assets	(780)	5,151	555
Increase (decrease) in accounts payable and accrued liabilities	12,907	(11,687)	4,809
Increase in income taxes payable	2,255	908	—
Decrease in other long-term liabilities	(5,573)	(3,390)	(1,380)
Decrease in minority interest	(100)	(77)	(67)
Dividends and distributions of earnings from equity and cost investees	7,217	3,219	3,327
Payments on program contracts	(88,006)	(104,020)	(110,151)
Net cash flows from operating activities	155,333	54,611	120,113

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(16,923)	(16,673)	(44,881)
Consolidation of variable interest entity	—	—	239
Payments for acquisition of television stations	(1,710)	(15,540)	—
Investments in equity and cost investees	(339)	(970)	(5,549)
Proceeds from the sale of assets	2,430	66	39
Proceeds from the sale of broadcast assets related to discontinued operations	1,400	295,190	28,561
Proceeds from the sale of equity investees	—	21,500	—
Proceeds from insurance settlements	—	1,193	2,521
Loans to affiliates	(143)	(126)	(143)
Proceeds from loans to affiliates	141	125	1,511
Net cash flows (used in) from investing activities	(15,144)	284,765	(17,702)

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004 (CONTINUED)
(In thousands)

	2006	2005	2004
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	75,000	52,000	533,000
Repayments of notes payable, commercial bank financing and capital leases	(114,364)	(360,367)	(620,400)
Proceeds from exercise of stock options	1,065	178	1,152
Payments for deferred financing costs	—	(1,913)	(953)
Payments for derivative terminations	(3,750)	—	—
Dividends paid on Series D Convertible Exchangeable Preferred Stock	—	(5,004)	(10,180)
Dividends paid on Class A and Class B Common Stock	(36,062)	(19,201)	(4,274)
Repurchase of Series D Convertible Exchangeable Preferred Stock	—	—	(4,752)
Repurchase of Class A Common Stock	—	—	(9,550)
Repayments of notes and capital leases to affiliates	(4,325)	(5,905)	(4,693)
Net cash flows used in financing activities	(82,436)	(340,212)	(120,650)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	57,753	(836)	(18,239)
CASH AND CASH EQUIVALENTS, beginning of year	9,655	10,491	28,730
CASH AND CASH EQUIVALENTS, end of year	$67,408	$9,655	$10,491

The accompanying notes are an integral part of these consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.         NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Operations

Sinclair Broadcast Group, Inc. is a diversified television broadcasting company that owns or provides certain programming, operating or sales services to television stations pursuant to broadcasting licenses that are granted by the Federal Communications Commission.  We currently own, provide programming and operating services pursuant to local marketing agreements (LMAs) or provide, or are provided, sales services pursuant to outsourcing agreements to 58 television stations in 36 markets.  For the purpose of this report, these 58 stations are referred to as “our” stations.  We currently have 11 duopoly markets where we own and operate at least two or more stations within the same market.  We have ten LMA markets where, with one exception, we own and operate one station in the market and provide programming and operating services to, or by, another station within the market.  In the remaining 15 markets, we own and operate a single television station.  Our broadcast group is a single reportable segment for accounting purposes.  Beginning in September 2006, our diverse network affiliations are as follows: FOX (19 stations); MyNetworkTV (17 stations); ABC (10 stations); The CW (9 stations); CBS (2 stations) and NBC (1 station).  We no longer have independent stations.  Prior to September 2006, of the 58 television stations that we owned and operated, or to which we provided programming services or sales services, 56 were affiliated as follows: FOX (19 stations); WB (18 stations); ABC (10 stations); UPN (6 stations); CBS (2 stations) and NBC (1 station).  The remaining two stations were independent.

Principles of Consolidation

The consolidated financial statements include our accounts and those of our wholly-owned and majority-owned subsidiaries and variable interest entities for which we are the primary beneficiary.  Minority interest represents a minority owner’s proportionate share of the equity in certain of our consolidated entities.  All significant intercompany transactions and account balances have been eliminated in consolidation.  The financial statements for the unrelated third-party owner of WNAB-TV in Nashville, Tennessee, a variable interest entity (VIE) for which we are a primary beneficiary, have been consolidated since March 31, 2004.  (See Variable Interest Entities below.)

Discontinued Operations

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we have reported the financial position and results of operations of KOVR-TV in Sacramento, California, KSMO-TV in Kansas City, Missouri and WEMT-TV in Tri-Cities, Tennessee as discontinued operations in the accompanying consolidated balance sheets and consolidated statements of operations.  Discontinued operations have not been segregated in the consolidated statements of cash flows and, therefore, amounts for certain captions will not agree with the accompanying consolidated balance sheets and consolidated statements of operations.  The operating results of KOVR-TV, KSMO-TV and WEMT-TV are not included in our consolidated results from continuing operations for the years ended December 31, 2006, 2005 and 2004.  In accordance with Emerging Issues Task Force Issue No. 87-24, Allocation of Interest to Discontinued Operations, we have allocated $3.6 million and $7.7 million of interest expense to discontinued operations for the years ended December 31, 2005 and 2004, respectively.   No interest expense was allocated for the year ended December 31, 2006.  See Note 13. Discontinued Operations, for additional information.

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

Recent Accounting Pronouncements

On January 1, 2006, we adopted SFAS No. 123R, Share-Based Payment (SFAS 123R).  SFAS 123R requires us to expense the fair value of grants of various stock-based compensation programs over the vesting period of the awards.  We elected to adopt SFAS 123R using the “Modified Prospective Application” transition method which does not result in the restatement of previously issued consolidated financial statements.  For additional information regarding our accounting under SFAS 123R, see Note 2. Stock-Based Compensation Plans.

In July 2006, Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48).  FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition of positions taken or expected to be taken in income tax returns. Only tax positions meeting a “more-likely-than-not” threshold of being sustained are recognized under FIN 48. FIN 48 also provides guidance on derecognition, classification of interest and penalties and accounting and disclosures for annual and interim financial statements. FIN 48 is effective for our fiscal year beginning January 1, 2007. The cumulative effect of any changes arising from the initial application of FIN 48 is required to be reported as an adjustment to the opening balance of retained earnings in the period of adoption.  We are currently evaluating the impact that the adoption of FIN 48 will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement will be effective for the year ending December 31, 2008. We are currently evaluating the effect this statement will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS 158).  SFAS 158 required us to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of our pension plan in our December 31, 2006 consolidated financial statements, with a corresponding adjustment to accumulated other comprehensive loss, net of tax.  At adoption, the adjustment to accumulated other comprehensive loss of $2.5 million (net of taxes of $1.7 million) represented the net unrecognized actuarial losses which we previously netted against the plan’s funded status in our consolidated financial statements pursuant to the provisions of Statement 87.  This amount will be subsequently recognized as net periodic pension cost pursuant to our historical accounting policy for amortizing such amounts.  Further, actuarial gains and losses that arise in subsequent periods and are not recognized as a component of net periodic pension cost are recognized as increases or decreases in accumulated other comprehensive loss.  These gains or losses will be adjusted as they are subsequently recognized as a component of net periodic pension costs.  As of December 31, 2006, we have also recognized a liability of $0.4 million representing the under funded status of our defined benefit pension plan, which is included in other long-term liabilities in the accompanying consolidated balance sheet.  We do not expect the adoption of SFAS 158 to have a material impact on our consolidated financial statements in future years.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108).  SAB 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in the current year financial statements. SAB 108 requires registrants to quantify misstatements using both a balance sheet and an income statement approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The two methods for evaluating misstatements are referred to as the “rollover” method and the “iron curtain” method.  The rollover method quantifies misstatements based on the effects of correcting the misstatements that exist in the current year income statement, including misstatements that arose in the current year, as well as, the reversal or correction of the misstatements that arose in prior years.  The iron curtain method quantifies misstatements based on the effects of correcting the misstatements that exist in the balance sheet at the end of the current year, regardless of the misstatement’s year of origin.

SAB 108 does not change the guidance in SAB 99, Materiality (SAB 99), when evaluating the materiality of misstatements.  Upon initial application, SAB 108 permits a one-time cumulative effect adjustment to beginning retained earnings to correct prior year misstatements.

We adopted SAB 108 during 2006 and recorded a cumulative effect adjustment of $0.2 million (net of income taxes of $6.0 million), to increase retained earnings as of January 1, 2006.  The adjustment was comprised of the following components (in millions):

	Increase (decrease) to net income	Years affected
Cumulative amortization expense not recognized due to the misapplication of useful lives related to a definite-lived intangible asset and leasehold improvements	$(6.4)	1999-2005
Increase to operating income resulting from the over-accrual of accrued liabilities and deferred revenue	1.7	2001-2005
Decreases to other income due to an error in the accounting for the consolidation of one of our variable interest entities	(1.1)	2004-2005
Tax effects attributable to above adjustments at our applicable effective tax rates	1.9
	(3.9)
Decrease in provision for income taxes resulting from the over-accrual of tax reserves and balance sheet book to tax basis differences	4.1	2001-2005
Net impact on January 1, 2006 retained earnings	$0.2

Under the rollover method of evaluating misstatements, we previously concluded that the misstatements noted above were immaterial to all prior years’ results.  The misstatements under the iron curtain method described in SAB 108, as well as, the provisions of SAB 99, are material to 2006 results and therefore, have been reflected as a cumulative effect adjustment to retained earnings as of January 1, 2006.

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

We have determined that WNAB-TV in Nashville, Tennessee continues to be a VIE and that we remain the primary beneficiary of the variable interest as a result of the terms of our outsourcing agreement and our purchase option.  As a result, we continue to consolidate the assets and liabilities of WNAB-TV, which were adjusted to reflect an appraisal prepared in connection with the closing of the non-license assets in 2005.  The consolidated assets of WNAB-TV consist of broadcast licenses of $18.6 million, network affiliation of $2.2 million and property and equipment of $2.7 million.  The consolidation of WNAB-TV did not have a material impact on our consolidated statements of operations.  We made payments to the unrelated third-party owner of WNAB-TV of $1.2 million, $1.6 million and $1.7 million related to our outsourcing agreement for the years ended December 31, 2006, 2005 and 2004, respectively.  On January 2, 2003, we made an $18.0 million non-refundable deposit against the purchase price of the put or call options on the non-license assets.  We believe that our maximum exposure to loss as a result of our involvement with WNAB-TV consists of the fees that we pay related to the outsourcing agreement.  See Note 11. Commitments and Contingencies, for more information.

On March 25, 2005, we exercised the option agreements to acquire certain license and non-license assets of WNAB-TV for $5.0 million and $8.3 million, respectively.  On May 31, 2005, we completed the purchase of the non-license broadcast assets.  The closing on the license assets is pending approval by the FCC.  We paid $0.5 million and $4.5 million for the years ended December 31, 2006 and 2005, respectively, for the purchase of the license assets.  On August 25, 2005, the Rainbow/PUSH Coalition filed a petition with the FCC to deny the transfer of the WNAB-TV broadcast license to us and also requested that the FCC initiate a hearing to investigate whether WNAB-TV was improperly operated with WZTV-TV and WUXP-TV, two of our stations located in the same market as WNAB-TV.  The FCC is currently in the process of considering the transfer of the broadcast license and we believe the Rainbow/PUSH petition has no merit.

We have determined that Cunningham Broadcasting Corporation (Cunningham) is a VIE and that we are the primary beneficiary of the variable interests.  As a result, we continue to consolidate the assets and liabilities of Cunningham.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Accounts Receivable

Management regularly reviews accounts receivable and determines an appropriate estimate for the allowance for doubtful accounts based upon the impact of economic conditions on the merchant’s ability to pay, past collection experience and such other factors which, in management’s judgment, deserve current recognition.  In turn, a provision is charged against earnings in order to maintain the appropriate allowance level.

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

The rights to this programming are reflected in the accompanying consolidated balance sheets at the lower of unamortized cost or estimated net realizable value.  Estimated net realizable values are based on management’s expectation of future advertising revenues, net of sales commissions, to be generated by the program material.  Amortization of program contract costs is generally computed using either a four year accelerated method or based on usage, whichever method results in the most amortization for each program.  Program contract costs estimated by management to be amortized in the succeeding year are classified as current assets.  Payments of program contract liabilities are typically made on a scheduled basis and are not affected by adjustments for amortization or estimated net realizable value.

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

We broadcast certain customers’ advertising in exchange for equipment, merchandise and services.  The estimated fair value of the equipment, merchandise or services received is recorded as deferred barter costs and the corresponding obligation to broadcast advertising is recorded as deferred barter revenues.  The deferred barter costs are expensed or capitalized as they are used, consumed or received and are included in station production expenses and station selling, general and administrative expenses, as applicable.  Deferred barter revenues are recognized as the related advertising is aired and are recorded in revenues realized from station barter arrangements.

Other Assets

Other assets as of December 31, 2006 and 2005 consisted of the following (in thousands):

	2006	2005
Equity and cost method investments	$17,894	$18,934
Unamortized costs related to securities issuances	14,636	15,477
Fair value of derivative instruments	—	4,628
Other	2,519	5,868
Total other assets	$35,049	$44,907

Investments

We use the equity method of accounting for investments in which we have between 20% and 50% ownership interest or when we have significant influence over the operations of the business.  For investments in which we have more than 50% ownership interest, we consolidate the operations and for investments in which we have less than 20% ownership interest, we use the lower of cost or fair market value method of accounting.  See Note 3. Investments, for more information regarding our investments.

Impairment of Long-lived Assets

Under the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), we periodically evaluate our long-lived assets for impairment and will continue to evaluate them as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable.  We evaluate the recoverability of long-lived assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them.  At the time that such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are tested for impairment by comparing their fair value to the carrying value.  We typically estimate fair value using discounted cash flow models and appraisals.  As of December 31, 2006, we recorded a $3.7 million impairment charge in our consolidated statement of operations.  See Note 5. Goodwill and Other Intangible Assets, for more information.

Accrued Liabilities

Accrued liabilities consisted of the following as of December 31, 2006 and 2005 (in thousands):

	2006	2005
Compensation	$16,847	$14,957
Interest	20,911	23,821
Dividends payable	10,640	8,547
Other accruals relating to operating expenses	27,328	27,006
Deferred revenue	14,987	10,292
Total accrued liabilities	$90,713	$84,623

We do not accrue for repair and maintenance activities in advance of planned or unplanned major maintenance activities.  We generally expense these activities when incurred.

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement’s carrying amounts and the tax bases of assets and liabilities.  We provide a valuation allowance for deferred tax assets relating to various federal and state net operating losses (NOLs) that are carried forward.  As of December 31, 2006, valuation allowances have been provided for a substantial amount of our available federal and state NOLs.  We evaluate the need and extent of a valuation allowance based on the expected timing of the reversals of existing temporary book/tax differences, alternative tax strategies and projected future taxable income.  If we are unable to generate sufficient taxable income, or if there is a material change in our projected taxable income, or if there is a change in our ability to use NOL carryforwards due to changes in federal and state laws, we will make any necessary adjustments to the valuation allowance.  Management periodically performs a comprehensive review of our tax positions and accrues amounts for tax contingencies.  Based on these reviews, the status of ongoing audits and the expiration of applicable statute of limitations, accruals are adjusted as necessary.

Supplemental Information — Statements of Cash Flows

During 2006, 2005 and 2004, we had the following cash transactions (in thousands):

	2006	2005	2004
Income taxes paid related to continuing operations	$654	$776	$1,854
Income taxes paid related to sale of discontinued operations	$4,057	$37,355	$429
Income tax refunds received related to continuing operations	$4,993	$394	$1,460
Income tax refunds received related to discontinued operations	$6,762	$93	$3
Interest paid	$109,459	$120,163	$130,493
Payments related to debt extinguishment	$50	$628	$1,168

Non-cash barter and trade revenue and expense are presented in the consolidated statements of operations.  Non-cash transactions related to capital lease obligations were $3.3 million, $1.0 million and $4.7 million for the years ended December 31, 2006, 2005 and 2004, respectively.

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

Included in the accompanying consolidated statements of operations for the years ended December 31, 2006, 2005 and 2004 are net revenues of $120.0 million, $118.6 million and $114.6 million, respectively, that relate to LMAs.

Outsourcing Agreements

We have entered into outsourcing agreements in which our stations provide, or are provided, various non-programming related services such as sales, operational and managerial services to, or by, other stations.

Revenue Recognition

Total revenues include: (i) cash and barter advertising revenues, net of agency and national representatives’ commissions; (ii) retransmission consent fees; (iii) network compensation; (iv) other broadcast revenues and (v) revenues from our other operating divisions.

Advertising revenues, net of agency and national representatives’ commissions, are recognized in the period during which time spots are aired.

Our retransmission consent agreements contain both advertising and retransmission consent elements.  We have determined that our agreements are revenue arrangements with multiple deliverables and fall within the scope of EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (EITF 00-21).  Advertising and retransmission consent deliverables sold under our agreements are separated into different units of accounting at fair value.   Revenue applicable to the advertising element of the arrangement is recognized similar to the advertising revenue policy noted above.  Revenue applicable to the retransmission consent element of the arrangement is recognized ratably over the life of the agreement.

Network compensation revenue is recognized ratably over the term of the contract.  All other significant revenues are recognized as services are provided.

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

On May 2, 2006, we entered into a Release and Settlement Agreement with The WB and UPN, in which we released The WB and UPN, and The WB and UPN released us, from any claims or other liabilities we or The WB or UPN may have arising out of or in connection with (a) any agreement, including any affiliation agreements entered into by us with The WB or UPN, and (b) any services previously performed by any one of the parties to the Release and Settlement Agreement for any other party to the Release and Settlement Agreement.  As a result of this agreement, we have changed the revenue recognition period from an end date of July 31, 2007 to an end date of September 30, 2006, when UPN ceased broadcasting.  For the year ended December 31, 2006, we recorded UPN network compensation of $0.9 million.

Restructuring Costs

During the year ended December 31, 2006, we incurred costs associated with restructuring the news operations at certain of our stations.  Specifically, on or before March 31, 2006, we ceased our locally produced news broadcasts in nine of our markets and consequently let go our news employees and cancelled our news-related contracts.

We recorded restructuring charges in station production expenses.  The major components of the restructuring charges and the remaining accrual balance related to the restructuring plan as of December 31, 2006 follow (in thousands):

	Salary and Severance Costs	Contract Expenses	Other Exit Costs	Total
Balance at December 31, 2005	$—	$—	$—	$—
Restructuring charges	525	365	306	1,196
Amounts utilized	(525)	(286)	(272)	(1,083)
Balance at December 31, 2006	$—	$79	$34	$113

All restructuring costs were associated with our broadcast segment.

Advertising Expenses

Advertising expenses are recorded in the period when incurred and are included in station production expenses.  Total advertising expenses from continuing operations, net of advertising co-op credits, were $7.7 million, $8.3 million and $9.7 million for the years ended December 31, 2006, 2005 and 2004, respectively.

We receive, from time to time, up front payments from service providers.  Such amounts are recognized as a reduction in selling, general and administrative expenses on a straight line basis over the term of the contracts.

Financial Instruments

Financial instruments, as of December 31, 2006 and 2005, consisted of cash and cash equivalents, trade accounts receivable, notes receivable (which are included in other current assets), accounts payable, accrued liabilities and notes payable.  The carrying amounts approximate fair value for each of these financial instruments, except for the notes payable.  See Note 6. Notes Payable and Commercial Bank Financing, for additional information regarding the fair value of notes payable.

Reclassifications

Certain reclassifications have been made to prior years’ consolidated financial statements to conform to the current year’s presentation.

2.             STOCK-BASED COMPENSATION PLANS:

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

Options.  In June 1996, our Board of Directors adopted, upon approval of the shareholders by proxy, the 1996 Long-Term Incentive Plan (LTIP).  The purpose of the LTIP is to reward key individuals for making major contributions to our success and the success of our subsidiaries and to attract and retain the services of qualified and capable employees.  Options granted pursuant to the LTIP must be exercised within 10 years following the grant date.  A total of 14,000,000 shares of Class A Common Stock are reserved for awards under this plan.  As of December 31, 2006, 9,955,884 shares (including forfeited shares) were available for future grants.

On April 21, 2005, we accelerated the vesting of 390,039 stock options, which were all of our outstanding unvested options at that time.  We accelerated the vesting of these options to prevent recognizing an expense of approximately $0.8 million, before taxes, in 2006 and future periods.  The acceleration of the vesting resulted in a modification to the original options.  In accordance with FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock-Based Compensation (FIN 44), we recorded an immaterial compensation charge based on the intrinsic value of the awards (as defined by FIN 44) as measured on the modification date.  The exercise prices of these options ranged from $7.39 to $15.19 per share and there was no material impact to earnings as a result of this acceleration because most options had an exercise price that was above the trading price on the vesting date.  We have not issued any options subsequent to accelerating the vesting.

The following is a summary of changes in outstanding stock options:

	Options	Weighted-Average Exercise Price	Exercisable	Weighted-Average Exercise Price
Outstanding at December 31, 2003	6,508,883	$16.07	5,531,870	$16.09
2004 Activity:
Granted	475,250	$12.23	—	—
Exercised	(110,488)	$10.00	—	—
Forfeited	(297,125)	$20.25	—	—
Outstanding at December 31, 2004	6,576,520	$15.73	5,950,757	$15.73

2005 Activity:
Granted	2,000	$8.24	—	—
Exercised	(20,750)	$7.76	—	—
Forfeited	(205,050)	$14.91	—	—
Outstanding at December 31, 2005	6,352,720	$15.78	6,352,720	$15.78

2006 Activity:
Granted	—	$—	—	—
Exercised	(119,275)	$8.95	—	—
Forfeited	(3,149,770)	$15.20	—	—
Outstanding at December 31, 2006	3,083,675	$16.53	3,083,675	$16.53

Outstanding	Exercise Price	Weighted-Average Remaining Contractual Life (In Years)	Exercisable	Weighted Average Exercise Price
967,175	$6.68 — 9.98	4.3	967,175	$9.07
859,000	$10.09 — 15.06	5.2	859,000	$12.79
18,000	$15.19 — 18.88	2.7	18,000	$17.13
1,239,500	$24.20 — 28.42	1.3	1,239,500	$24.94
3,083,675	$6.68 — 28.42	3.3	3,083,675	$16.53

We do not expect to issue options in future periods, and instead, we expect to issue RSAs, discussed below.  Therefore, the adoption of SFAS 123R does not have a material effect on our consolidated income, cash flows and basic and diluted earnings per share.

In the event the Board of Directors decides to issue options, we would be required to determine the method we would use to estimate the fair value, such as the Black-Scholes method or a lattice method.  Additionally, we would be required to estimate certain assumptions, including expected volatility and estimated forfeitures.

The following option plans expired in June 2005.  Therefore, no options are available for future grants.

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

 Designated Participants Stock Option Plan.  In connection with our initial public offering in June 1995, our Board of Directors adopted an Incentive Stock Option Plan for Designated Participants (Designated Participants Stock Option Plan) pursuant to which options for shares of Class A Common Stock were granted to certain of our key employees.  The Designated Participants Stock Option Plan provides that the number of shares of Class A Common Stock reserved for issuance under that plan is 141,000.  Options granted pursuant to Designated Participants Stock Option Plan must be exercised within 10 years following the grant date.  As of December 31, 2005, no shares were available for future grants because the Plan expired in June 2005, the tenth anniversary date of the Plan.

RSAs.  RSAs are granted to employees pursuant to the LTIP.  RSAs have certain restrictions that lapse over three years at 25%, 25% and 50%, respectively.  As the restrictions lapse, the stock may be freely traded on the open market.  On April 3, 2006, we awarded 40,000 RSAs that had a fair value of $7.81 per share, which was the value of the stock on the trading date immediately prior to the grant date.  For the year ended December 31, 2006, we recorded expense of less than $0.1 million and we will continue to record an expense related to this grant using a straight-line methodology over the 3-year lapse period.  We did not issue any RSAs in 2005 or 2004.  This expense will reduce our consolidated income, but it will have no effect on our consolidated cash flows.  Additionally, any RSAs for which the restrictions have lapsed will be included in total shares outstanding, which will have a dilutive effect on our  earnings per share.  Any RSAs for which the restrictions have not lapsed will be included in total equivalent shares outstanding, based on the treasury stock method, which could have a dilutive effect on our diluted earnings per share.

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

The initial exercise price for options under the ESPP is 85% of the lesser of the fair market value of the common stock as of the first day of the payroll deduction period and as of the last day of that period. No participant can purchase more than $25,000 worth of our common stock over all payroll deduction periods ending during the same calendar year.  We value the stock options under the ESPP using the Black-Scholes option pricing model, which incorporates the following assumptions as of December 31, 2006:

2006
Risk-free interest rate	5.37%
Expected life	90 days
Expected volatility	23.25%
Annual dividend yield	6.43%

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

The stock-based compensation expense recorded related to the ESPP for the year ended December 31, 2006 was $0.1 million.  Less than 0.1 million shares were issued to employees during the year ended December 31, 2006.  This expense reduced our consolidated income, but it had no effect on our consolidated cash flows.  See 2005 and 2004 Pro Forma Compensation below for our accounting treatment during the years ended December 31, 2005 and 2004.  Additionally, options issued under the ESPP are included in the total shares outstanding at the end of each period, which results in a dilutive effect on our basic and diluted earnings per share.

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

The value of the Match is based on the level of elective deferrals into the 401(k) plan.  The amount of shares of our Class A Common Stock used to make the Match is determined using the closing price on or about March 1st of each year for the previous calendar year’s Match.  The Match is discretionary and is equal to a maximum of 50% of elective deferrals by eligible employees, capped at 4% of the employee’s total cash compensation.  For the years ended December 31, 2006, 2005 and 2004, we recorded $1.6 million, $1.7 million and $1.5 million, respectively, of compensation expense related to our match.  The 2006 match of $1.6 million for the year ended December 31, 2006, will be made using our Class A Common Stock in March 2007.  There has been no change in the method of accounting for the Match as a result of adopting SFAS 123R.  Therefore, there will be no changes in the effect of the Match on our consolidated income, cash flows and basic and diluted earnings per share in future periods as compared to previous periods.

Stock Grants to Non-Employee Directors.  In addition to their base compensation, on the date of each of our annual meetings of shareholders, each non-employee director receives a grant of 2,000 shares of Class A Common Stock pursuant to the LTIP.  On May 11, 2006, we granted 10,000 shares that had a fair value of $8.09 per share, which was the closing value of the stock on the date of grant.  We recorded an expense of less than $0.1 million on the date of grant for each of the years ended December 31, 2006 and 2005 and this expense reduced our consolidated income, but it had no effect on our consolidated cash flows.  No stock grants were issued during 2004.  Additionally, these shares are included in the total shares outstanding, which results in a dilutive effect on our basic and diluted earnings per share.

We have accounted for stock-based compensation in accordance with interpretive guidance provided by the SEC in SAB No. 107.  The following table presents the stock-based compensation classified as station production, station selling, general and administrative and corporate general and administrative expenses for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	For the years ended December 31,
	2006	2005	2004
Station production expenses	$147,683	$152,196	$154,731
Stock-based compensation	593	575	545
Station production expenses, as reported	$148,276	$152,771	$155,276

Station selling, general and administrative expenses	$139,652	$137,586	$145,660
Stock-based compensation	927	718	713
Station selling, general and administrative expenses, as reported	$140,579	$138,304	$146,373

Corporate general and administrative expenses	$22,410	$20,812	$21,160
Stock-based compensation	385	408	336
Corporate general and administrative expenses, as reported	$22,795	$21,220	$21,496

2005 and 2004 Pro Forma Compensation

For the years ended December 31, 2005 and 2004, we applied the intrinsic value method of accounting for stock options as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, which was permitted by SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123).  Accordingly, no expense was recognized for our options or shares granted under the ESPP.  Had compensation expense related to our stock options and shares under the ESPP been determined consistent with SFAS 123, our net income available to common shareholders for the years ended December 31, 2005 and 2004 would approximate the pro forma amounts below (in thousands, except per share data):

	For the Years Ended December 31,
	2005	2004

Net income available to common shareholders	$207,129	$13,842
Add: Stock-based employee compensation expense included in net income, net of related tax effects	833	893
Less: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(1,823)	(2,757)
Net income available to common shareholders, pro forma	$206,139	$11,978

Basic and diluted earnings per share:
As reported	$2.43	$0.16
Pro forma	$2.41	$0.14

We have computed, for pro forma disclosure purposes, the value of all options granted during the years ended December 31, 2005 and 2004, using the Black-Scholes option pricing model as prescribed by SFAS 123 using the following weighted average assumptions:

	2005	2004
Risk-free interest rate	N/A	3.10%
Expected lives	N/A	5 years
Expected volatility	N/A	48.0%
Dividend yield	N/A	2.2%
Weighted average fair value	N/A	$5.48

Adjustments are made for options forfeited prior to vesting.  All options were vested as of April 21, 2005.  Therefore, there are not any applicable assumptions to be listed for the year ended December 31, 2005.

3.         INVESTMENTS:

Allegiance Capital Limited Partnership

As of December 31, 2006 and 2005, we had a 97.0% limited partnership interest in Allegiance Capital Limited Partnership (Allegiance).  Allegiance is a private mezzanine venture capital fund, which invests in the subordinated debt and equity of privately held companies.  The partnership is structured as a debenture Small Business Investment Company (SBIC) and is a federally licensed SBIC.  Since we do not have significant control, but only significant influence, we account for our investment in Allegiance under the equity method of accounting.

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

We have other cost and equity investments in venture capital companies.  Management does not believe that these investments individually, or in the aggregate, are material to the accompanying consolidated financial statements.

In the event that one or more of our investments are significant, we are required to disclose summarized financial information.  The table below presents the unaudited summarized financial information for these investments for the years ended December 31, 2006, 2005 and 2004, respectively (in thousands):

	As of December 31,
	2006	2005
Current assets	$3,508	$4,502
Long-term assets	22,427	21,042
Total assets	$25,935	$25,544

Current liabilities	$304	$324
Long-term liabilities	14,854	14,838
Total liabilities	15,158	15,162

Equity	10,777	10,382
Total liabilities and equity	$25,935	$25,544

	For the Years Ended December 31,
	2006	2005	2004
Operating revenue	$2,581	$673,572	$1,112,778
Cost of sales	$—	$564,025	$935,389
Operating expenses	$1,573	$97,252	$154,725
Income from continuing operations	$8,570	$6,682	$19,925
Net income	$8,570	$6,682	$19,450

Impairment of Investments

Each quarter, we review our investments for impairment.  For any investments that indicate a potential impairment, we estimate the fair values of those investments using discounted cash flow models, unrelated third party valuations or industry comparables, based on the various facts available to us.  As a result of these reviews, we recorded an impairment of equity investees of $1.5 million and $4.0 million in the consolidated statements of operations for the years ended December 31, 2005 and 2004, respectively.  No impairment was recorded for the year ended December 31, 2006.

4.         PROPERTY AND EQUIPMENT:

Property and equipment are stated at cost, less accumulated depreciation.  Depreciation is computed under the straight-line method over the following estimated useful lives:

Buildings and improvements	10 - 30 years
Station equipment	5 - 10 years
Office furniture and equipment	5 - 10 years
Leasehold improvements	Lesser of 10 - 30 years or lease term
Automotive equipment	3 - 5 years
Property and equipment under capital leases	Lease term

Property and equipment consisted of the following as of December 31, 2006 and 2005 (in thousands):

	2006	2005
Land and improvements	$16,896	$16,214
Buildings and improvements	79,753	75,306
Station equipment	414,669	406,274
Office furniture and equipment	46,651	46,619
Leasehold improvements	15,589	14,268
Automotive equipment	11,193	11,034
Construction in progress	3,312	12,560
	588,063	582,275
Less: accumulated depreciation	(313,101)	(277,920)
	$274,962	$304,355

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

5.         GOODWILL AND OTHER INTANGIBLE ASSETS:

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

We tested our goodwill and indefinite-lived intangible assets for impairment as of October 1, 2006, 2005 and 2004 using the step one and step two methodologies provided in SFAS 142.  In 2006 and 2004 we determined that the carrying value of goodwill of a reporting unit exceeded its fair value.  As required, we calculated the fair value of goodwill, and as a result, we recorded an $11.9 million and $44.1 million impairment charge in our consolidated statements of operations during the years ending December 31, 2006 and 2004, respectively. There was no impairment charge recorded for 2005 based on the results of our testing.

Definite-lived intangible assets and other assets subject to amortization are being amortized on a straight-line basis over periods of 5 to 25 years.  These amounts result from the acquisition of certain television station non-license assets.  We analyze specific definite-lived intangibles for impairment when events occur that may impact their value in accordance with Statement 144, Accounting for Impairment or Disposal of Long-Lived Assets. During 2006 and in conjunction with the abovementioned impairment of goodwill, we determined that the decaying advertiser base definite-lived intangible asset of a station was impaired and as a result, we recorded a $3.7 million impairment charge in our consolidated statement of operations.  The following table shows the gross carrying amount and accumulated amortization of intangibles and estimated amortization related to continuing operations (in thousands):

		As of December 31, 2006		As of December 31, 2005
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Network affiliation	25 years	$249,287	$(93,424)	$249,653	$(83,959)
Decaying advertiser base	15 years	124,867	(90,289)	128,603	(83,564)
Other	15 years	41,781	(27,075)	39,184	(25,244)
Total		$415,935	$(210,788)	$417,440	$(192,767)

The amortization expense of the definite-lived intangible assets and other assets for the years ended December 31, 2006, 2005 and 2004 was $18.0 million, $18.0 million and $18.5 million, respectively.  The following table shows the estimated amortization expense of the definite-lived intangible assets and other assets for the next five years (in thousands):

For the year ended December 31, 2007	$18,075
For the year ended December 31, 2008	$18,075
For the year ended December 31, 2009	$17,691
For the year ended December 31, 2010	$17,223
For the year ended December 31, 2011	$15,897

The change in the carrying amount of broadcast licenses related to continuing operations was as follows (in thousands):

	As of December 31,
	2006	2005
Beginning balance	$409,620	$405,416
Consolidation of variable interest entity and other	—	4,204
Ending balance	$409,620	$409,620

The change in the carrying amount of goodwill related to continuing operations was as follows (in thousands):

	As of December 31,
	2006	2005
Beginning balance	$1,040,234	$1,041,452
Goodwill impairment charge	(11,882)	—
Consolidation of variable interest entity and other (a)	(21,084)	(1,218)
Ending balance	$1,007,268	$1,040,234

(a)          During 2006, the primary change in goodwill was the result of the recognition of tax benefits related to purchase business combinations.  See Note 10. Income Taxes, for further information.

Goodwill of $37.3 million related to the sale of KOVR-TV is included in the gain from discontinued operations line for the year ended December 31, 2005 consolidated statement of operations.

6.         NOTES PAYABLE AND COMMERCIAL BANK FINANCING:

Bank Credit Agreement

On July 15, 2002, we closed on a new Bank Credit Agreement, allowing us more operating capacity and liquidity.  The Bank Credit Agreement originally consisted of a $225.0 million Revolving Credit Facility maturing on June 30, 2008 and a $375.0 million Term Loan B Facility maturing on December 31, 2009.  The Bank Credit Agreement contains representations and warranties, and affirmative and negative covenants, including among other restrictions, limitations on additional indebtedness, customary for credit facilities of this type.  On December 31, 2002, we closed on an additional $125.0 million Term Loan Facility maturing on December 31, 2009.  The proceeds from this additional borrowing, together with $125.0 million of our 8% Senior Subordinated Notes, due 2012 and cash on hand, were used to redeem our 8.75% Senior Subordinated Notes, due 2007.

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

On May 12, 2005, we amended and restated the Bank Credit Agreement, lowering our annual interest rate.  The Bank Credit Agreement in effect on December 31, 2005, includes a Term Loan A Facility (the Term Loan A) of $100.0 million and a Revolving Credit Facility (the Revolver) of $175.0 million maturing on December 31, 2011 and June 30, 2011, respectively.  As part of the amendment, we fully redeemed our $150.0 million Term Loan A Facility and $250.0 million Term Loan C Facility with proceeds from the sale of KOVR-TV in Sacramento, California, cash on hand and the new $100.0 million Term Loan.

On December 21, 2006, we amended and restated the Bank Credit Agreement.  As part of the amendment, in addition to the Term Loan A and the Revolver, the Credit Agreement now includes a Term Loan A-1 facility (the Term Loan A-1) of $225.0 million maturing on December 31, 2012.  On January 19, 2007, we borrowed net proceeds of $225.0 million under our Term Loan A-1 and used these proceeds along with cash on hand and additional borrowing to redeem our 8.75% Senior Subordinated Notes, due 2011.  See 8.75% Senior Subordinated Notes, due 2011 below for additional information.

Availability under the Revolver terminates at maturity.  STG is required to prepay the Term Loan A-1 and Term Loan A and reduce the Revolver with (i) 100% of the net proceeds of any casualty loss or condemnation and (ii) 100% of the net proceeds of any sale or other disposition of our assets in excess of $5.0 million in the aggregate in any 12 month period, to the extent such proceeds are not used to acquire new assets.

Scheduled payments on the Term Loan A, Term Loan A-1 and Revolver are calculated at the London Interbank Offered Rate (LIBOR) plus 1.25%, with step-downs tied to a leverage grid.  We have the right to terminate the Term Loan A, Term Loan A-1 or Revolver at any time without prepayment penalty.  The Term Loan A-1 includes potential interest rate reductions that depend on future leverage.  The Term Loan A is repayable in quarterly installments, amortizing as follows:

•                  1.25% per quarter commencing March 31, 2007 to December 31, 2008

•                  3.75% per quarter commencing March 31, 2009 to December 31, 2010

•                  15.0% per quarter commencing March 31, 2011 and continuing through its maturity on December 31, 2011.

The Term Loan A-1 is repayable in quarterly installments, amortizing as follows:

•                  1.25% per quarter commencing March 31, 2009 to December 31, 2009

•                  2.50% per quarter commencing March 31, 2010 to December 31, 2010

•                  3.75% per quarter commencing March 31, 2011 to December 31, 2011

•                  17.50% per quarter commencing March 31, 2012 and continuing through its maturity on December 31, 2012.

As a result of amending the Bank Credit Agreement, during 2005, we incurred debt acquisition costs of $2.0 million and recognized a loss of $1.6 million, which represents the write-off of certain debt acquisition costs associated with indebtedness replaced by the new facilities.  The loss was computed in accordance with EITF 96-19.  As a result of amending the Bank Credit Agreement, during 2006, we incurred debt acquisition costs of $1.6 million.

The Bank Credit Agreement is not publicly traded on a market; therefore, it is not practicable for us to calculate the fair value associated with this financial instrument.  The weighted average interest rates of the Term Loan A for the year and the month ended December 31, 2006 were 5.88% and 6.07%, respectively.  The weighted average interest rates of the Term Loan A for the year and the month ended December 31, 2005, were 4.64% and 5.78%, respectively.  During 2006, 2005 and 2004, the interest expense relating to the Bank Credit Agreement was $6.0 million, $9.3 million and $16.0 million, respectively.

8.75% Senior Subordinated Notes, Due 2011

In December 2001, we completed an issuance of $310.0 million aggregate principal amount of 8.75% Senior Subordinated Notes, due 2011 (the 2001 Notes).  We received net proceeds of $306.2 million.  The net proceeds of this offering were utilized to repay the 10% Senior Subordinated Notes, due 2005.  Interest on the 2001 Notes is paid semiannually on June 15 and December 15 of each year.  The 2001 Notes were issued under an indenture among us, our subsidiaries (the guarantors) and the trustee.  Costs associated with the offering totaled $4.1 million, including an underwriting discount of $3.8 million.  These costs were capitalized and are being amortized over the life of the debt.

During 2005, we repurchased, in the open market, $2.6 million of the 2001 Notes at face value.  The $0.2 million in costs related to these repurchases have been recorded as a loss from extinguishment of debt in our consolidated statements of operations.

On January 22, 2007, we redeemed in full, the $307.4 million aggregate principal amount of the 2001 Notes.  The redemption was effected in accordance with the terms of the indenture governing the 2001 Notes at a redemption price of 104.375% of the principal amount of the 2001 Notes plus accrued and unpaid interest.  As a result of the redemption, we will record a loss from extinguishment of debt of $15.7 million representing the redemption premium and write-off of certain debt acquisition costs during the first quarter of 2007.  The redemption of the 2001 Notes and payment of accrued interest was funded from the net proceeds of the $225.0 million Term Loan A-1, described above, additional borrowings under the Revolver of $23.0 million and cash on hand of $59.4 million.  As of December 31, 2006, $59.4 million of the aggregate principal amount of the 2001 Notes have been classified as short-term debt.

Interest expense was $26.9 million, $27.0 million and $27.1 million for the years ended December 31, 2006, 2005 and 2004, respectively.  Based on the quoted market price, the fair value of the 2001 Notes as of December 31, 2006 and 2005 was $322.2 million and $324.3 million, respectively.

8% Senior Subordinated Notes, Due 2012

In March 2002, we completed an issuance of $300.0 million aggregate principal amount of 8% Senior Subordinated Notes, due 2012 (the 2002 Notes), generating gross proceeds to us of $300.0 million.  The gross proceeds of this offering were utilized to repay $300.0 million of the Term Loan Facility.  Interest on the 2002 Notes is paid semiannually on March 15 and September 15 of each year, beginning September 15, 2002.  The 2002 Notes were issued under an indenture among us, certain of our subsidiaries (the guarantors) and the trustee.  Net costs associated with the offering totaled $3.4 million.  These costs were capitalized and are being amortized to interest expense over the life of the debt.

On November 8, 2002, we completed an add-on issuance of $125.0 million aggregate principal amount of the 2002 Notes at a price of 100.5% of par, plus accrued interest from September 15, 2002 to November 7, 2002.  Net costs associated with the offering totaled $1.6 million.  These costs were capitalized and are being amortized to interest expense over the life of the debt.

On December 31, 2002, we completed an add-on issuance of $125.0 million aggregate principal amount of the 2002 Notes at a premium of $3.8 million.  We received net proceeds of approximately $130.4 million from the sale of the notes.  We used the net proceeds together with additional funding from our term loan of $125.0 million, a draw down of $7.0 million on the revolving line of credit under the Bank Credit Agreement and available cash on hand of $0.2 million, to redeem our existing 8.75% Senior Subordinated Notes, due 2007, including an early redemption premium of $10.9 million.  Net costs associated with the offering totaled $1.7 million.  Of these costs, $1.3 million was capitalized and is being amortized to interest expense over the life of the debt.

On May 29, 2003, we completed an add-on issuance of $100.0 million aggregate principal amount of the 2002 Notes.  The Notes were issued at a price of $105.3359 plus accrued interest from March 15, 2003 to May 28, 2003, yielding a rate of 7.00%.  We used the net proceeds, along with the net proceeds received in connection with our issuance of $150.0 million of Convertible Senior Notes, due 2018, to finance the redemption of the 11.625% High Yield Trust Offered Preferred Securities due 2009 and for general corporate purposes.  Net costs associated with the offering totaled $1.3 million.  These costs were capitalized and are being amortized to interest expense over the life of the debt.

During 2006 and 2005, we repurchased, in the open market, $23.7 million and $8.0 million, respectively, of the 2002 Notes at face value.  The $0.4 million and $0.1 million in costs related to these repurchases for the years ended December 31, 2006 and 2005, respectively, have been recorded as a loss from extinguishment of debt in our consolidated statements of operations.

Interest expense was $50.2 million, $51.7 million and $52.0 million for the years ended December 31, 2006, 2005 and 2004, respectively.  Based on the quoted market price, the fair market value of the 2002 Notes was $633.8 million at December 31, 2006 and $654.8 million at December 31, 2005.

We may redeem all of these notes on or after March 15, 2007 at a redemption premium of 4.0%, reducing incrementally to 0.0% after March 15, 2010.  We may consider making a tender offer to repurchase some or all of these notes.

6% Convertible Debentures, Due 2012

On June 15, 2005, we completed an exchange of our Series D Convertible Exchangeable Preferred Stock (the Preferred Stock) into Convertible Debentures, due 2012.  Pursuant to the terms of the Preferred Stock, a holder of the Preferred Stock received $1,000 principal amount of Convertible Debentures for each $1,000 of liquidation preference of Preferred Stock held by such holder at the Exchange Date, plus accrued but unpaid dividends through the Exchange Date.  Therefore, the annual interest payments are consistent with the annual dividend payments of the Preferred Stock.

The Convertible Debentures mature September 15, 2012, and bear interest at a rate of 6.0% per annum, payable quarterly on each March 15, June 15, September 15 and December 15, beginning September 15, 2005.  The Convertible Debentures are convertible into Class A Common Stock on substantially the same conversion terms as the Preferred Stock at a conversion price of $22.813 per share, subject to adjustment.  We recorded the Convertible Debentures at fair value upon issuance and the excess of the carrying amount of the Preferred Stock over the fair value of the Convertible Debentures was added to net earnings to arrive at net earnings available to common shareholders.  The difference in the carrying amount of the Preferred Stock and the fair value of the Convertible Debentures was recorded as a discount on the Convertible Debentures and is being amortized over the life of the Convertible Debentures using the effective interest method.  Net costs associated with the exchange totaled $0.1 million and these costs were capitalized and are being amortized as interest expense over the life of the debt.  In connection with the exchange, we recorded a discount of $31.7 million related to this redemption and we will amortize this amount over the life of the debt using the effective interest method.

During 2006 and 2005, we repurchased, in the open market, $8.6 million and $5.0 million, respectively, of the Convertible Debentures at a discount.  The difference between the cash paid and the net carrying value of the Convertible Debentures of $0.5 million and $0.3 million, has been recorded as a loss from extinguishment of debt, net of expenses, for the years ended December 31, 2006 and 2005, respectively, in our consolidated statements of operations.

We may redeem all of these notes on or after September 15, 2005 at a redemption premium of 1.2%, September 15, 2006 at a redemption premium of 0.6% and reducing to 0.0% on or after September 15, 2007.

Interest expense for the Convertible Debentures was $9.2 million and $7.1 million for the years ended December 31, 2006 and 2005, respectively.  Based on the quoted market price, the fair value of the Convertible Debentures as of December 31, 2006 and 2005, was $139.7 million and $140.0 million, respectively.

4.875% Convertible Senior Notes, Due 2018

During May 2003, we completed a private placement of $150.0 million aggregate principal amount of 4.875% Convertible Senior Notes, due 2018 (Convertible Notes).  The Convertible Notes were issued at par, mature on July 15, 2018, and have the following characteristics:

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

•                  the principal amount of the notes will accrete to 125.66% of the original par amount from January 15, 2011 to maturity so that when combined with the cash interest, the yield to maturity of the notes will be 4.875% per year; and

•                  under certain circumstances, we will pay contingent cash interest to the holders of the Convertible Notes during any six month period from January 15 to July 14 and from July 15 to January 14, commencing with the six month period beginning January 15, 2011.  This contingent cash interest feature is an embedded derivative which had a negligible fair value as of December 31, 2006.

We used the net proceeds, along with the net proceeds from the issuance on May 29, 2003 of $100.0 million of the 2002 Notes to finance the redemption of the 11.625% High Yield Trust Offered Preferred Securities due 2009, to repay outstanding debt under our Bank Credit Agreement and for general corporate purposes.  Net costs associated with the offering totaled $4.6 million.  These costs were capitalized and are being amortized as interest expense over the life of the debt.

Interest expense was $7.3 million for each of the years ended December 31, 2006, 2005 and 2004, respectively.  Based on the quoted market price, the fair market value of the Convertible Notes was $137.3 million at December 31, 2006 and $129.4 million at December 31, 2005.

Cunningham Term Loan

On April 28, 2006, Cunningham, one of our consolidated VIE’s, amended its $33.5 million Term Loan Facility originally entered into on March 20, 2002, with an unrelated third party.  The amendment extends the maturity to June 30, 2007.  Interest is paid quarterly at a rate of LIBOR plus 1.50%.  During 2006, 2005 and 2004, the interest expense relating to the Term Loan was $2.4 million, $1.9 million and $1.7 million, respectively.  The Term Loan Facility is nonrecourse to us.

Summary

Notes payable, capital leases and the Bank Credit Agreement consisted of the following as of December 31, 2006 and 2005 (in thousands):

	2006	2005
Bank Credit Agreement, Term Loan A	$100,000	$100,000
Bank Credit Agreement, Revolving Credit Facility	—	7,500
8.75% Senior Subordinated Notes, due 2011	307,400	307,400
Note payable of consolidated variable interest entity (Cunningham)	33,500	33,500
8% Senior Subordinated Notes, due 2012	618,328	642,000
6% Convertible Debentures, due 2012	153,226	161,812
4.875% Convertible Senior Notes, due 2018	150,000	150,000
Capital leases	49,815	49,692
Installment note for certain real estate, interest at 8%	14	27
	1,412,283	1,451,931
Plus: Premium on 8% Senior Subordinated Notes, due 2012	5,366	6,711
Plus: SFAS 133 derivatives, net	(3,992)	1,914
Less: Discount on 6% Convertible Debentures, due 2012	(24,493)	(29,105)
Less: Current portion	(98,265)	(33,802)
	$1,290,899	$1,397,649

Indebtedness under the notes payable, capital leases and the Bank Credit Agreement as of December 31, 2006 matures as follows (in thousands):

	Notes and Bank Credit Agreement	Capital Leases	Total
2007	$97,914 (a)	$4,649	$102,563
2008	5,000	4,810	9,810
2009	15,000	4,970	19,970
2010	15,000	5,144	20,144
2011	308,000	5,316	313,316
2012 and thereafter	921,554	92,586	1,014,140
Total minimum payments	1,362,468	117,475	1,479,943
Plus: Premium on 8% Senior Subordinated Notes, due 2012	5,366	—	5,366
Plus: SFAS 133 derivatives, net	(3,992)	—	(3,992)
Less: Discount on 6% Convertible Debentures, due 2012	(24,493)	—	(24,493)
Less: Amount representing interest	—	(67,660)	(67,660)
	$1,339,349	$49,815	$1,389,164

(a)          The Notes and Bank Credit Agreement amount includes $59.4 million related to the cash paid on January 22, 2007 toward the redemption of our 8.75% Senior Subordinated Notes, due 2011.

Substantially all of our stock in our wholly-owned subsidiaries has been pledged as security for the Bank Credit Agreement.

As of December 31, 2006, we had 25 capital leases with non-affiliates, including 24 tower leases and one building lease.  All of our tower leases will expire within the next 30 years and the building lease will expire within the next 10 years.  Most of our leases have 5-10 year renewal options and it is expected that these leases will be renewed or replaced within the normal course of business.  For more information related to our affiliate notes and capital leases, see Note 12. Related Person Transactions.

7.         PROGRAM CONTRACTS PAYABLE:

Future payments required under program contracts as of December 31, 2006 were as follows (in thousands):

2007	$85,746
2008	41,572
2009	31,060
2010	16,395
2011 and thereafter	8,342
Total	183,115
Less: Current portion	(85,746)
Long-term portion of program contracts payable	$97,369

Included in the current portion amounts are payments due in arrears of $20.2 million.  In addition, we have entered into non-cancelable commitments for future program rights aggregating $113.5 million as of December 31, 2006.

We perform a net realizable value calculation quarterly for each of our non-cancelable commitments in accordance with SFAS No. 63, Financial Reporting for Broadcasters.  We utilize sales information to estimate the future revenue of each commitment and measure that amount against the commitment.  If the estimated future revenue is less than the amount of the commitment, a loss is recorded.

We estimated the fair value of our program contracts payable and non-cancelable commitments at approximately $180.9 million and $111.1 million, respectively, as of December 31, 2006, and $139.9 million and $133.3 million, respectively, as of December 31, 2005.  These estimates were based on future cash payments discounted at our current borrowing rate.

8.                          COMMON STOCK AND PREFERRED STOCK:

Common Stock

Holders of Class A Common Stock are entitled to one vote per share and holders of Class B Common Stock are entitled to ten votes per share, except for votes relating to “going private” and certain other transactions.  The Class A Common Stock and the Class B Common Stock vote together as a single class, except as otherwise may be required by Maryland law, on all matters presented for a vote.  Holders of Class B Common Stock may at any time convert their shares into the same number of shares of Class A Common Stock.  During 2006, we did not convert Class B Common Stock into Class A Common Stock shares and during 2005, 802,496 Class B Common Stock shares were converted into Class A Common Stock shares.

In May 2004, we declared a quarterly cash dividend on our common stock for the first time in our company’s history. For the quarters ended June 30, 2004, September 30, 2004 and December 31, 2004, we paid dividends of $0.025 per share on our common stock.  During 2005, the Board of Directors voted to increase the dividend on three occasions.  The 2005 dividends declared were as follows:

For the quarter ended	Quarterly Dividend Per Share	Annual Dividend Per Share	Date dividends were paid
March 31, 2005	$0.050	$0.200	April 15, 2005
June 30, 2005	$0.075	$0.300	July 15, 2005
September 30, 2005	$0.075	$0.300	October 14, 2005
December 31, 2005	$0.100	$0.400	January 13, 2006

During 2006, the Board of Directors voted to increase the dividend once.  On February 14, 2007, we announced that our Board of Directors approved an increase to our annual dividend to 60.0 cents per share from 50.0 cents per share.  We will begin paying this dividend rate beginning in the second quarter 2007 and intend to continue in each future quarter.  The 2006 dividends declared were as follows:

For the quarter ended	Quarterly Dividend Per Share	Annual Dividend Per Share	Date dividends were paid
March 31, 2006	$0.100	$0.400	April 13, 2006
June 30, 2006	$0.100	$0.400	July 13, 2006
September 30, 2006	$0.125	$0.500	October 12, 2006
December 31, 2006	$0.125	$0.500	January 12, 2007

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

On June 15, 2005, we completed a redemption of the Preferred Stock by exchanging the Preferred Stock for 6% Convertible Debentures, due 2012.  Pursuant to the terms of the Preferred Stock, a holder of the Preferred Stock received $1,000 principal amount of Convertible Debentures for each $1,000 of liquidation preference of Preferred Stock held by such holder at the Exchange Date, plus accrued but unpaid dividends through the Exchange Date.  We recorded a $26.2 million discount that was added to net earnings available to common shareholders representing the excess of the carrying amount of the Preferred Stock over the fair value of the Convertible Debentures.  See Note 6. Notes Payable and Commercial Bank Financing, for further description of the 6% Convertible Debentures.

9.         DERIVATIVE INSTRUMENTS:

We enter into derivative instruments primarily to reduce the impact of changing interest rates on our floating rate debt and to reduce the impact of changing fair market values on our fixed rate debt.

In accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133 (collectively, SFAS 133), our losses resulting from prior year terminations of fixed to floating interest rate agreements are reflected as a discount on our fixed rate debt and were being amortized to interest expense through December 15, 2007, the original expiration date of the terminated swap agreements.  For each of the years ended December 31, 2006, 2005 and 2004, amortization of the discount of $0.5 million was recorded as interest expense.

Also in accordance with SFAS 133, the deferred net losses in prior years related to terminations of floating to fixed interest rate swap agreements are reflected as other comprehensive loss, net of tax effect, and were being amortized to interest expense through June 3, 2004, the expiration dates of the terminated swap agreements.  For the year ended December 31, 2004, we amortized $0.9 million from accumulated other comprehensive loss and deferred tax asset to interest expense.  The deferred net losses were fully amortized as of June 3, 2004.

On April 20, 2006, we terminated two of our derivative instruments with a cash payment of $3.8 million, the aggregate fair value of the derivative liabilities on that date.  These swap agreements were accounted for as fair value hedges in accordance with SFAS 133 and changes in their fair market values were reflected as adjustments to the carrying value of the underlying debt that was being hedged.  Therefore, on the termination date, the carrying value of the underlying debt was adjusted to reflect the $3.8 million payment and that amount will be treated as a discount on the underlying debt that was being hedged and will be amortized over its remaining life, in accordance with SFAS 133.  Amortization of the discount of $0.5 million was recorded as interest expense for the year ended December 31, 2006.

On June 5, 2006, two of our derivative instruments expired.  These expired swap agreements did not qualify for hedge accounting treatment under SFAS 133 and, therefore, the changes in their fair market values were reflected in historical earnings as an unrealized gain from derivative instruments through the expiration date.  For the years ended December 31, 2006, 2005 and 2004, we recorded an unrealized gain of $2.9 million, $21.8 million and $29.4 million, respectively.

As of December 31, 2006, we have two remaining derivative instruments.  One of these swap agreements is accounted for as a fair value hedge in accordance with SFAS 133; therefore, any changes in its fair market value are reflected as an adjustment to the carrying value of the underlying debt being hedged.  During 2006, one of our swap agreements was undesignated as a fair value hedge due to a reassignment of the counterparty; therefore, any changes in the fair market value are reflected as an adjustment to income.  The notional amount of these swap agreements is $300.0 million and they expire on March 15, 2012.  The interest we pay is floating based on the three-month London Interbank Offered Rate (LIBOR) plus 2.28% and the interest we receive is at 8%.  The fair market value of these agreements is estimated by obtaining quotations from the international financial institution party to the contract.  This fair value is an estimate of the net amount that we would pay on December 31, 2006 if we cancelled the contracts or transferred them to other parties and includes net accrued interest receivable.  This amount was a net asset of $5.7 million and $10.7 million as of December 31, 2006 and 2005, respectively.

During May 2003, we completed an issuance of $150.0 million aggregate principal amount of 4.875% Convertible Senior Notes, due 2018.  Under certain circumstances, we will pay contingent cash interest to the holder of the convertible notes during any six month period from January 15 to July 14 and from July 15 to January 14, commencing with the six month period beginning January 15, 2011.  The contingent cash interest feature is an embedded derivative which had a negligible fair value as of December 31, 2006.

10.      INCOME TAXES:

We file a consolidated federal income tax return and separate company state tax returns.  The provision (benefit) for income taxes consisted of the following for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	2006	2005	2004
Provision for income taxes - continuing operations	$6,970	$36,115	$11,522
(Benefit) provision for income taxes - discontinued operations	(3,502)	1,644	5,915
Provision for income taxes - sale of discontinued operations	885	80,002	—
	$4,353	$117,761	$17,437
Current:
Federal	$(11,706)	$38,941	$173
State	(1,597)	(844)	310
	(13,303)	38,097	483
Deferred:
Federal	16,321	71,941	15,908
State	1,335	7,723	1,046
	17,656	79,664	16,954
	$4,353	$117,761	$17,437

The following is a reconciliation of federal income taxes at the applicable statutory rate to the recorded provision from continuing operations:

	2006	2005	2004
Statutory federal income taxes	35.0%	35.0%	35.0%
Adjustments-
State income taxes, net of federal effect	2.3%	0.1%	1.9%
Non-deductible expense items	1.7%	5.9%	6.4%
Change in state tax laws or rates	(3.1%)	(7.4%)	—%
Release of tax reserves	(44.9%)	(0.2%)	(1.9%)
Effect of corporate restructuring on state NOL’s	—%	15.7%	—%
Completion of 1999-2002 IRS audit	9.1%	—%	—%
Beginning of the year valuation allowance adjustment due to change in judgment	14.9%	—%	—%
Other	(2.5%)	2.2%	2.6%
Provision for income taxes	12.5%	51.3%	44.0%

Temporary differences between the financial reporting carrying amounts and the tax basis of assets and liabilities give rise to deferred taxes.  Total deferred tax assets and deferred tax liabilities as of December 31, 2006 and 2005 were as follows (in thousands):

	2006	2005
Current and Long-Term Deferred Tax Assets:
Net operating losses	$93,777	$98,554
Other	26,246	23,987
	120,023	122,541
Valuation allowance for deferred tax assets	(91,817)	(87,532)
Total deferred tax assets	$28,206	$35,009

Current and Long-Term Deferred Tax Liabilities
FCC license	$(70,231)	$(61,278)
High Yield Trust Offered Preferred Securities	(5,440)	(25,833)
Fixed assets and intangibles	(211,693)	(202,796)
Variable interest entities’ net deferred tax liabilities	(1,319)	(1,520)
Other	(13,500)	(10,442)
Total deferred tax liabilities	(302,183)	(301,869)
Net tax liabilities	$(273,977)	$(266,860)

Our remaining federal and state net operating losses will expire during various years from 2007 to 2026 and, in certain cases, are subject to annual limitations under Internal Revenue Code Section 382 or under Treasury Regulation 1.1502-21 and similar state provisions.  The pre-valuation-allowance tax effects of the federal net operating losses were $9.5 million and $16.3 million as of December 31, 2006 and December 31, 2005, respectively.   The pre-valuation-allowance tax effects of the state net operating losses were $84.3 million and $82.3 million as of December 31, 2006 and December 31, 2005, respectively.   The abovementioned tax attributes were recorded in the deferred tax accounts in the accompanying consolidated balance sheets.  During the year ended December 31, 2005, we realized a non-recurring loss of certain state net operating losses, net of applicable valuation allowances, resulting from a corporate restructuring and recorded a reduction of deferred tax assets through our deferred tax provision from continuing operations.

We establish valuation allowances in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes.  In evaluating our ability to realize the net deferred tax asset, we consider all available evidence, both positive and negative, including our past operating results, tax planning strategies and forecasts of future taxable income. In considering these sources of taxable income, we must make certain assumptions and judgments that are based on the plans and estimates used to manage our underlying businesses. A valuation allowance has been provided for deferred tax assets relating to various federal and state net operating losses that are carried forward based on expected timing of the reversals of existing temporary book/tax basis differences, alternative tax strategies and projected future taxable income.  Although realization is not assured for the remaining deferred tax assets, we believe it is more likely than not that they will be realized in the future.  During the year ended December 31, 2006, we increased our valuation allowances by $4.3 million.  This change was primarily due to an increase of $8.3 million in the beginning-of-the-year balance of the valuation allowances related to state net operating losses to reflect the change in judgment with respect to realizability of those tax attributes and an increase in other state net operating loss valuation allowances of $2.5 million, offset by a reduction of $6.5 million of valuation allowances related to the utilization of federal net operating losses in the years in which the statute of limitations had expired during 2006. As of December 31, 2006, future reversals of valuation allowances would primarily be made through a reduction of our tax provision rather than goodwill or other noncurrent intangible assets.

We adjusted the net deferred tax liabilities for changes in enacted state tax rates, where applicable.  The total amount of the adjustments did not have a significant impact on our consolidated balance sheets, consolidated statements of operations or consolidated statements of cash flows, except for the Ohio and Texas tax law changes in 2005 and 2006, respectively.  On May 18, 2006, the Governor of the state of Texas signed into law House Bill 3.  This bill revises the existing franchise tax by changing the tax base, lowering the rate and extending coverage to all active businesses receiving the state law liability protection.  Changes made by the new tax law are effective for 2007 franchise tax reports originally due on or after January 1, 2008.  As a result, we recorded a deferred tax benefit of $1.5 million for continuing operations to reflect an adjustment to our net deferred tax liabilities in 2006.  On June 30, 2005, the Governor of the state of Ohio signed the Ohio Biennial Budget Bill.  The bill replaces the Ohio income and franchise tax with a commercial activity tax, among other changes in Ohio law.  As a result, we recorded a deferred tax benefit of $5.2 million for continuing operations to reflect an adjustment to our net deferred tax liabilities in 2005.

Management periodically performs a comprehensive review of our tax positions and accrues amounts for tax contingencies.  Based on these reviews, the status of on-going audits and the expiration of applicable statute of limitations, accruals are adjusted as necessary.  The resolution of audits is unpredictable and could result in tax liabilities that are significantly higher or lower than for what we have provided.  Amounts accrued for these tax matters are primarily included in long-term liabilities in our consolidated balance sheets.  We believe that adequate accruals have been provided for all years.

During 2006, the statute of limitations expired for the federal income tax returns for 1999 through 2002.  As a result, we released $39.9 million of discrete tax and related interest reserves, of which $14.4 million was recorded as a reduction to goodwill, $0.2 million reduced other identifiable intangible assets and $25.3 million was recorded as a reduction of our income tax provision. We have adjusted goodwill and other identifiable intangibles to the extent the statute of limitations expired for the exposures related to items on which reserves were recorded in purchase accounting at the time of the related acquisitions.   In addition, during 2006 we received a net refund of approximately $4.3 million related to the abovementioned tax years which resulted in a reduction of goodwill and deferred tax assets of $8.3 million and $0.8 million, respectively, and an increase in income tax provision of $4.8 million.

11.      COMMITMENTS AND CONTINGENCIES:

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

FCC License Renewals

In 2004, we filed with the FCC an application for the license renewal of WBFF-TV in Baltimore, Maryland.  Subsequently, an individual named Richard D’Amato filed a petition to deny the application.  In 2004, we also filed with the FCC applications for the license renewal of television stations: WXLV-TV, Winston-Salem, North Carolina; WMYV-TV, Greensboro, North Carolina; WLFL-TV, Raleigh/Durham, North Carolina; WRDC-TV, Raleigh/Durham, North Carolina; WLOS-TV, Asheville, North Carolina and WMMP-TV, Charleston, South Carolina.  An organization calling itself “Free Press” filed a petition to deny the renewal applications of these stations and also the renewal applications of two other stations in those markets, which we program pursuant to LMAs: WTAT-TV, Charleston, South Carolina and WMYA-TV (formerly WBSC-TV), Anderson, South Carolina; that we program pursuant to LMAs.  Several individuals and an organization named “Sinclair Media Watch” also filed informal objections to the license renewal applications of WLOS-TV and WMYA-TV, raising essentially the same arguments presented in the Free Press petition.  The FCC is currently in the process of considering these renewal applications and we believe the objections have no merit.

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

On October 17, 2006, Mediacom Communications Corporation (Mediacom), in connection with a retransmission consent dispute with us, filed a pleading opposing the grant of the pending license renewal applications of thirty-nine stations licensed to us or to which we provide services.  On February 2, 2007, we reached a retransmission consent agreement with Mediacom and on February 6, 2007, Mediacom submitted a motion to withdraw and dismiss its pleading with prejudice.

Other FCC Adjudicatory Proceedings

On July 21, 2005, we filed with the FCC an application to acquire WNAB-TV in Nashville, Tennessee.  The Rainbow/PUSH Coalition filed a petition to deny that application and also requested that the FCC initiate a hearing to investigate whether WNAB-TV was improperly operated with WZTV-TV and WUXP-TV, two of our stations located in the same market as WNAB-TV.  That proceeding is currently pending and we believe the petition has no merit.

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

On March 15, 2006, the FCC issued an NAL in the amount of $32,500 per station to a number of CBS affiliated and owned and operated stations, including KGAN-TV in Cedar Rapids, Iowa.  The NAL alleged that the stations broadcast indecent material contained in an episode of “Without a Trace,” a CBS network program that aired on December 31, 2004 at 9:00 pm.  CBS opposed the NAL but has not agreed to indemnify its affiliates for the full amount of this liability, if any.  We cannot predict the outcome of this proceeding or the effect of any adverse outcome on the station’s license renewal application.

On August 11, 2006, the FCC sent a letter to us requesting information regarding the broadcast of video news releases, by WBFF-TV in Baltimore, Maryland, KOKH-TV in Oklahoma City, Oklahoma, WLFL-TV in Raleigh, North Carolina, WPGH-TV in Pittsburgh, Pennsylvania, WSYX-TV in Columbus, Ohio, WVTV-TV in Milwaukee, Wisconsin and KGAN-TV in Cedar Rapids, Iowa, without proper sponsorship identification in alleged violation of federal law and the FCC’s rules.  We denied that the stations violated federal law or the FCC’s rules.  The FCC’s inquiry proceeding is currently pending.

In October 2006, Mediacom filed in federal district court in Iowa a complaint and motion for preliminary injunction against a number of stations licensed to us or to which we provide services us, in connection with a retransmission consent dispute with us.  The court denied Mediacom’s motion for preliminary injunction on October 24, 2006.  Mediacom filed an appeal of that denial, but abandoned its appeal in December 2006.  On February 2, 2007, we reached a retransmission consent agreement with Mediacom, and on February 5, 2007, prior to the deadline for the submission of our answer to the complaint, Mediacom submitted a notice of dismissal of its complaint.

On October 31, 2006, Mediacom filed with the FCC an emergency retransmission consent complaint and other associated pleadings against us.  On January 4, 2007, the Media Bureau of the FCC denied the complaint, and Mediacom filed with the full Commission an application for review of that decision.  As a result of the February 2, 2007 retransmission consent agreement, Mediacom on February 5, 2007 filed a motion to withdraw and dismiss with prejudice the application for review and its other associated pleadings.

On November 7, 2006, the FCC sent a letter to us requesting information regarding the broadcast of certain programs, by forty stations licensed to us, without proper sponsorship identification in alleged violation of federal law and the FCC’s rules.  We denied that the stations violated federal law or the FCC’s rules.  The inquiry proceeding is currently proceeding.

Operating Leases

We have entered into operating leases for certain property and equipment under terms ranging from three to ten years.  The rent expense from continuing operations under these leases, as well as certain leases under month-to-month arrangements, for the years ended December 31, 2006, 2005 and 2004 was approximately $5.5 million, $4.6 million and $4.5 million, respectively.

Future minimum payments under the leases are as follows (in thousands):

2007	$3,160
2008	2,757
2009	2,450
2010	2,148
2011	1,875
2012 and thereafter	8,483
$20,873

At December 31, 2006 and 2005, we had outstanding letters of credit of $1.0 million and $1.1 million, respectively, under our revolving credit facility.  The letters of credit act as a guarantee of lease payments for the related party property occupied by WTTA-TV in Tampa, Florida, pursuant to the terms and conditions of the lease agreement and as support of the purchase of the license assets of WNYS-TV in Syracuse, New York, pursuant to an Asset Purchase Agreement.

Network Affiliation Agreements

On March 2, 2006, we entered into an agreement with Twentieth Television, Inc. to air MyNetworkTV primetime programming on 17 of our stations.  This agreement became effective on September 5, 2006 and expires on September 4, 2011.  We have concluded that this represents a network affiliation agreement for accounting purposes.  As of December 31, 2006, the net book value of the affiliation agreements related to our former WB and UPN affiliate stations that are now airing

MyNetworkTV programming was $5.8 million.  The estimated fair value of the new affiliation exceeded the net book value of the terminated affiliation agreement and therefore, no loss was recognized.

On May 2, 2006, we entered into an agreement with FOX to renew all of our FOX affiliation agreements.  These agreements expire on March 6, 2012.  As of December 31, 2006, the net book value of these affiliation agreements was $34.7 million.

On May 2, 2006, we entered into an affiliation agreement with The CW Television Network to air their programming on nine of our stations.  This agreement became effective on September 1, 2006 and expires on August 31, 2010.  As of December 31, 2006, the net book value of the affiliation agreements related to our stations that are airing CW programming was $2.5 million.  The estimated fair value of the new affiliation exceeded the net book value of the terminated affiliation agreements and therefore, no loss was recognized.

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

On December 22, 2006, NBC agreed to renew our affiliation agreement for WTWC-TV in Tallahassee, Florida.  The agreement has a ten-year term that will expire on December 31, 2016.  As of December 31, 2006, the net book value of this affiliation agreement was $2.1 million.

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

Because the effective date of the 2003 ownership rules has been stayed and, in connection with the adoption of those rules, the FCC concluded the old rules could not be justified as necessary in the public interest, we have taken the position that an issue exists regarding whether the FCC has any current legal right to enforce any rules prohibiting the acquisition of television stations.  The FCC, however, dismissed our applications to acquire certain LMA stations.  We filed an application for review of that decision, which is still pending.  In 2005, we filed a petition with the U. S. Court of Appeals for the D.C. Circuit requesting that the Court direct the FCC to take final action on our applications, but that petition was denied.  On January 6, 2006, we submitted a motion to the FCC requesting that it take final action on our applications and that request is pending.

On November 15, 1999, we entered into a plan and agreement of merger to acquire through merger WMYA-TV (formerly WBSC-TV) in Anderson, South Carolina from Cunningham Broadcasting Corporation (Cunningham), but that transaction was denied by the FCC.  In light of the change in the 2003 ownership rules, we have filed a petition for reconsideration with the FCC and amended our application to acquire the license of WMYA-TV.  We also filed applications in November 2003 to acquire the license assets of the remaining five Cunningham stations: WRGT-TV, Dayton, Ohio; WTAT-TV, Charleston, South Carolina; WVAH-TV, Charleston, West Virginia; WNUV-TV, Baltimore, Maryland; and WTTE-TV, Columbus, Ohio.  The Rainbow/PUSH Coalition (Rainbow/PUSH) filed a petition to deny these five applications and to revoke all of our licenses.  The FCC dismissed our applications in light of the stay of the 2003 ownership rules and also denied the Rainbow/PUSH petition.  Rainbow/PUSH filed a petition for reconsideration of that denial and we filed an application for review of the dismissal, which may be impacted by the remand of the FCC’s 2003 ownership rules.  In 2005, we filed a petition with the U. S. Court of Appeals for the D. C. Circuit requesting that the Court direct the FCC to take final action on our applications, but that petition was dismissed.  On January 6, 2006, we submitted a motion to the FCC requesting that it take final action on our applications.  Both the applications and the associated petition to deny are still pending.  We believe the Rainbow/PUSH petition is without merit.

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

License Grant and Renewal

In August 2006, the FCC sent a letter to us requesting information regarding the broadcast of video news releases by seven stations licensed to us without sponsorship identification in alleged violation of federal law and the FCC’s rules.  In November 2006, the FCC sent a letter to us requesting information regarding the broadcast of video news releases by 44 stations licensed to us without sponsorship identification in alleged violation of federal law and the FCC’s rules.  We timely responded to both requests for information and denied that the stations violated federal law or the FCC’s rules.  None of our stations received any form of compensation for airing the video news releases.

WNAB Options

In 2003, we entered into option agreements with an unrelated third party to purchase certain license and non-license television broadcast assets of WNAB-TV in Nashville, Tennessee.  On March 25, 2005, we exercised the option agreements to acquire certain license and non-license assets for $5.0 million and $8.3 million, respectively.  On May 31, 2005, we completed the purchase of the non-license broadcast assets.  The closing on the license assets is pending approval by the FCC.   We paid $0.5 million and $4.5 million for the years ended December 31, 2006 and 2005, respectively, for the purchase of the license assets.  On August 25, 2005, the Rainbow/PUSH filed a petition with the FCC to deny the transfer of the WNAB-TV broadcast license to us and also requested that the FCC initiate a hearing to investigate whether WNAB-TV was improperly operated with WZTV-TV and WUXP-TV, two of our stations located in the same market as WNAB-TV.  The FCC is currently in the process of considering the transfer of the broadcast license and we believe the Rainbow/PUSH petition has no merit.

We have determined that WNAB-TV continues to be a variable interest entity (VIE) and that we remain the primary beneficiary of the variable interest as a result of the terms of our outsourcing agreement and our purchase option.  As a result, we continue to consolidate the assets and liabilities of WNAB-TV at their fair values, which were adjusted to reflect an appraisal prepared in connection with the closing of the non-license assets in 2005.  Goodwill and FCC license book values were increased by $5.8 million and $4.2 million, respectively, upon the closing of the non-license assets in May 2005.

Liquidity Assurance

On May 26, 2005, we entered into a twelve-month limited scope liquidity assurance with Acrodyne Communications, Inc. (Acrodyne), one of our majority-owned consolidated subsidiaries.  On July 14, 2006, we extended the liquidity assurance for an additional twelve-month period.  Pursuant to this agreement, we will provide to them sufficient funding to cover any necessary working capital needs through May 25, 2007, should Acrodyne not be able to provide that funding on its own.  The exposure to us in this liquidity assurance cannot be estimated nor can its probability of occurrence be estimated.  In connection with this liquidity assurance, we established a $0.5 million line of credit for Acrodyne.  Interest on any unpaid indebtedness will be calculated on a daily basis at LIBOR plus 225 basis points per annum.  As of December 31, 2006, Acrodyne had borrowed $0.3 million under this line of credit.  We do not believe the liquidity assurance will have a material impact on our consolidated balance sheets, consolidated statements of operations or consolidated statements of cash flows and, therefore, we have not recorded any liability related to it.

12.      RELATED PERSON TRANSACTIONS:

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

Notes and capital leases payable to affiliates consisted of the following as of December 31, 2006 and 2005 (in thousands):

	2006	2005
Capital lease for building, interest at 7.93%	$3,125	$408
Capital lease for building, interest at 6.62%	3,088	4,125
Capital leases for broadcasting tower facilities, discounted at 9.0%	508	1,435
Capital leases for broadcasting tower facilities, discounted at 10.5%	8,147	3,084
Liability payable to affiliate for local marketing agreement, discounted at 6.20%	3,231	4,703
Liability payable to affiliate for local marketing agreement, discounted at 7.69%	6,116	—
Capital leases for building and tower, interest at 8.25%	244	5,532
	24,459	19,287
Less: Current portion	(3,985)	(4,135)
	$20,474	$15,152

Notes and capital leases payable to affiliates as of December 31, 2006 mature as follows (in thousands):

2007	$5,421
2008	4,728
2009	4,102
2010	3,473
2011	3,168
2012 and thereafter	19,240
Total minimum payments due	40,132
Less: Amount representing interest	(15,673)
$24,459

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

Principal and interest payments on the founders’ notes were payable in various amounts, each April and October, beginning October 1991 until October 2005, with a balloon payment due at maturity in the amount of $1.5 million.  Additionally, monthly interest payments commenced April 1993 and continued until December 1996.  The Carolyn C. Smith note was fully paid as of December 31, 2002.  On October 1, 2005, we fully redeemed the founders’ note due to the late Julian S. Smith with a final payment of $1.5 million.  Principal and interest paid on the Julian S. Smith note was $2.2 million and $1.4 million for the years ended December 31, 2005 and 2004, respectively.  At December 31, 2005, the Julian S. Smith note was fully paid.

Concurrently with our initial public offering, we acquired options from trusts established by Carolyn C. Smith for the benefit of her grandchildren that will grant us the right to acquire, subject to applicable FCC rules and regulations, 100% of the capital stock of Cunningham Broadcasting Corporation (Cunningham).  The Cunningham option exercise price is based on a formula that provides a 10% annual return to Cunningham.  Cunningham is the owner-operator and FCC licensee of: WNUV-TV, Baltimore, Maryland; WRGT-TV, Dayton, Ohio; WVAH-TV, Charleston, West Virginia; WTAT-TV, Charleston, South Carolina; WMYA-TV (formerly WBSC-TV), Anderson, South Carolina; and WTTE-TV, Columbus, Ohio.  The financial statements for Cunningham are included in our consolidated financial statements for all periods presented.

We entered into five-year LMA agreements (with five-year renewal terms at our option) with Cunningham pursuant to which we provide programming to Cunningham for airing on WNUV-TV, WRGT-TV, WVAH-TV, WTAT-TV, WMYA-TV and WTTE-TV.  During the years ended December 31, 2006, 2005 and 2004, we made payments of $11.3 million, $7.0 million and $5.9 million, respectively, to Cunningham under these LMA agreements.

Cunningham accounts for income taxes and deferred taxes using the separate return method and those amounts are consolidated into our income taxes and deferred taxes, which are also calculated using the separate return method.  For the year ended December 31, 2006, Cunningham’s benefit for income taxes was $0.3 million.  For the years ended December 31, 2005 and 2004, Cunningham’s provision for income taxes was $0.7 million and $0.5 million, respectively.  As of December 31, 2006 and 2005, Cunningham’s deferred tax assets were $2.2 million and $1.7 million, respectively and Cunningham’s deferred tax liabilities were $5.8 million and $5.5 million, respectively.

From time to time, we charter aircraft owned by certain controlling shareholders.  We incurred less than $0.1 million related to these arrangements during the years ended December 31, 2006 and 2005, respectively.  During the year ended December 31, 2004, we incurred expenses of $0.1 million related to these arrangements.

Certain assets used by us and our operating subsidiaries are leased from Cunningham Communications Inc., Keyser Investment Group, Gerstell Development Limited Partnership and Beaver Dam, LLC (entities owned by the controlling shareholders).  Lease payments made to these entities were $5.4 million, $4.9 million and $4.5 million for the years ended December 31, 2006, 2005 and 2004, respectively.

In January 1999, we entered into a local marketing agreement (LMA) with Bay Television, Inc. (Bay TV), which owns the television station WTTA-TV in Tampa, Florida.  Our controlling shareholders own a substantial portion of the equity of Bay TV.  The LMA provides that we deliver television programming to Bay TV, which broadcasts the programming in return for a monthly fee to Bay TV of $143,500.  We must also make an annual payment equal to 50% of the adjusted annual broadcast cash flow of the station (as defined in the LMA) that is in excess of $1.7 million.  The additional payment is reduced by 50% of the adjusted broadcast cash flow of the station that was below zero in prior calendar years until that amount is recaptured.  Additional payments of $0.9 million and $0.3 million were made during the years ended December 31, 2006 and 2005, respectively, related to the excess adjusted broadcast cash flow for the prior years.  Lease payments made to Bay TV were $1.7 million for each of the years ended December 31, 2006, 2005 and 2004.  As of December 31, 2006 and 2005, we secured a letter of credit for $0.7 million and $0.8 million, respectively, in connection with Bay TV’s building lease.

In connection with our 1997 negotiations with The WB to obtain affiliation agreements for a number of our stations, we discussed an opportunity to obtain The WB affiliation in Tampa, Florida for WTTA-TV, which is owned by Bay TV as described above.  We did this in anticipation of entering into a LMA with Bay TV to program WTTA-TV, which was then operating as a non-affiliated independent television station airing paid programming.  In 1998, in order to obtain The WB affiliation for WTTA-TV, we and Bay TV each agreed to make payments in the future to The WB of $10.0 million, or $20.0 million in total.  Our agreement to make such payment was conditioned upon Bay TV entering into the aforementioned LMA agreement, which we subsequently entered into in January 1999.

Our obligation to make a $10.0 million payment to The WB was structured as a $5.0 million reduction of each of the payments owed to us by The WB under our multi-station affiliation agreement in January of each of 2006 and 2007, assuming that The WB was still operating a television network at the time such payments were due.  Additionally, Bay TV agreed to make $5.0 million cash payments to The WB in January 2006 and January 2007 pursuant to the granting of The WB affiliation for WTTA-TV.  Additionally, our multi-station WB affiliation agreement provides that The WB’s obligation to make a $5.0 million payment to us in each of January 2006 and 2007 is expressly conditioned upon receipt by The WB of corresponding payments from Bay TV.

After Bay TV failed to make the first $5.0 million payment to The WB on its due date January 16, 2006, The WB withheld $5.0 million from the amount due to us pursuant to our multi-station affiliation agreement. On January 24, 2006, The WB announced that it was combining with the UPN television network to form the CW Television Network.  As a result, we entered into negotiations with The WB regarding a number of issues surrounding The WB’s announcement, including the impact of the elimination of WTTA-TV’s WB network affiliation and the amount we and Bay TV agreed to pay for the affiliation in Tampa.

As a result of such negotiations, on May 2, 2006, we entered into primary affiliation agreements with the CW Television Network.  Concurrently, we entered into a release and settlement agreement between us and Bay TV, on one side, and The WB and UPN, on the other side (the Release and Settlement Agreement).  Pursuant to the Release and Settlement Agreement, we and Bay TV agreed to release The WB and UPN, and The WB and UPN agreed to release us and Bay TV, from any claims or other liabilities we or Bay TV, or The WB or UPN, may have arising out of or in connection with (a) any agreement, including any affiliation agreements entered into by us or Bay TV with The WB or UPN, and (b) any services previously performed by any one of the parties to the Release and Settlement Agreement for any other party to the Release and Settlement Agreement.   In addition, pursuant to the Release and Settlement Agreement, The WB assigned to us all of The WB’s rights to receive a $5.0 million payment from Bay TV on January 16, 2006.   In connection with executing the Release and Settlement Agreement and entering into the CW Television Network affiliation agreements, The WB and UPN agreed to make a payment to us and, on May 2, 2006, we entered into an agreement with Bay TV (the Bay TV Agreement) in which we agreed to pay Bay TV $750,000, representing Bay TV’s share of the payment made to us by The WB and UPN.  This payment will be made by reducing by $750,000 Bay TV’s obligation to pay us $5.0 million, which obligation was assigned to us by The WB as described above.  We received the remaining $4.3 million obligation as of December 31, 2006.

On December 30, 2002, we invested $20.0 million in Atlantic Automotive Corporation (“Atlantic Automotive”, formerly Summa Holdings, Ltd.) resulting in a 17.5% equity interest.  Atlantic Automotive is a holding company which owns automobile dealerships and a leasing company.  David D. Smith, our President and Chief Executive Officer, has a controlling interest in Atlantic Automotive and is a member of the Board of Directors.  We had significant influence by holding a board seat (in addition to the board seat held personally by David D. Smith); therefore, we accounted for this investment under the equity method of accounting.

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

We sold advertising time to Atlantic Automotive on our stations in Baltimore, Maryland and Norfolk, Virginia and received payments totaling $0.3 million, $0.5 million and $0.4 million during the years ended December 31, 2006, 2005 and 2004, respectively.  We paid $1.1 million, $1.0 million and $1.0 million for vehicles and related vehicle services from Atlantic Automotive during years ended December 31, 2006, 2005 and 2004, respectively.

In August 1999, we established a small business investment company called Allegiance Capital Limited Partnership (Allegiance) with an investment of $2.4 million.  Our controlling shareholders and our Chief Financial Officer and Executive Vice President are also limited partners in Allegiance, along with Allegiance Capital Management Corporation (ACMC), the general partner.  ACMC controls all decision making, investing and management of operations of Allegiance in exchange for a monthly management fee based on actual expenses incurred which currently averages approximately $0.1 million and which is paid by the limited partners.   Allegiance distributed $7.0 million and $1.5 million to us during 2006 and 2005, respectively.  We have invested $9.2 million as of December 31, 2006 and we are committed to invest up to $14.6 million.

On July 1, 2005, Sinclair Communications, LLC (Sinclair Communications), a subsidiary of Sinclair Broadcast Group, Inc. (SBG), and Cunningham Communications, Inc. (Cunningham Communications) entered into Amendment No. 2 (the Amendment) to an original Lease Agreement (the Lease), dated July 1, 1987, as amended July 1, 1997.  The Amendment allows Sinclair Communications to lease tower and building space utilized for digital television transmission.  The Amendment became effective July 1, 2005 and expires on June 30, 2007.  Cunningham Communications is owned by David D. Smith, SBG’s

President, Chief Executive Officer and Director, as well as Frederick Smith, J. Duncan Smith and Robert Smith, members of SBG’s Board of Directors and the controlling shareholders of SBG.  The Lease was amended to increase the monthly rent by $25,357 for a total current monthly rent of $82,860.  In addition, on July 1, 2005, Sinclair Communications made a lump sum payment of $565,800 to Cunningham Communications as a requirement of the Amendment upon execution.  The monthly rent increased in July of 2006 to $86,984.  We are currently in negotiations to renew the lease.

In response to the disaster caused by hurricane Katrina, the Sinclair Relief Fund (the Fund) was formed by David D. Smith, Frederick Smith, J. Duncan Smith and Barry M. Faber, our Vice President and General Counsel.  The Fund is a qualified charitable organization formed to provide monetary aid and relief to the victims of natural disasters.  On September 21, 2005, we made a $50,000 contribution to the Fund.  No contributions were made to the fund during the year ended December 31, 2006.  This contribution was authorized by the Audit Committee.

13.      DISCONTINUED OPERATIONS:

In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we reported the financial position and results of operations for WEMT-TV, KOVR-TV and KSMO-TV as discontinued operations in the accompanying consolidated balance sheets and consolidated statements of operations.  Discontinued operations have not been segregated in the consolidated statements of cash flows and, therefore, amounts for certain captions will not agree with the accompanying consolidated balance sheets and consolidated statements of operations.  The operating results of WEMT-TV, KOVR-TV and KSMO-TV are not included in our consolidated results from continuing operations for the years ended December 31, 2006, 2005 and 2004.  In accordance with EITF No. 87-24, Allocation of Interest to Discontinued Operations, we have allocated $3.6 million and $7.7 million of interest expense to discontinued operations for the years ended December 31, 2005 and 2004, respectively.  No interest expense was allocated for the year ended December 31, 2006.  Since we owned the rights to collect the amounts due to us through the closing dates of the non-license television broadcast assets, accounts receivable related to all of our discontinued operations is included in the accompanying consolidated balance sheets, net of allowance for doubtful accounts, for the year ended December 31, 2005.  Such amounts were $0.2 million (net of allowance of $0.4 million) as of December 31, 2005.  As of December 31, 2006, there were no outstanding accounts receivable related to our discontinued operations.

We recognized a $3.5 million net tax benefit for the year ended December 31, 2006, primarily relating to adjustments of certain tax contingencies and settlements regarding certain tax returns related to discontinued operations.

WEMT Disposition

On May 16, 2005, we entered into an agreement to sell WEMT-TV in Tri-Cities, Tennessee, including the FCC license (the broadcast license) to an unrelated third party for $7.0 million.  On the same day, we completed the sale of the WEMT-TV non-license television broadcast assets for $5.6 million of the total $7.0 million sale price and recorded a deferred gain of $3.2 million, which is stated separately on the 2005 consolidated balance sheet.  The FCC approved the transfer of the broadcast license to the unrelated third party and we completed the sale of the license assets, including the broadcast license, on February 8, 2006 for a cash price of approximately $1.4 million.  We recorded $1.8 million, net of $0.9 million in taxes, as gain from discontinued operations in our consolidated statements of operations for the year ended December 31, 2006.  The gain is comprised of the previously deferred gain of $2.1 million and the loss of $0.3 million from the sale of the license assets, net of taxes, respectively.  The net cash proceeds were used in the normal course of operations and for capital expenditures.

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

KSMO Disposition

On November 12, 2004, we entered into an agreement to sell KSMO-TV in Kansas City, Missouri, including the FCC license (the broadcast license) to an unrelated third party for $33.5 million.  On the same day, we completed the sale of the KSMO-TV non-license television broadcast assets for $26.8 million of the total $33.5 million sale price.  The FCC approved the transfer of the broadcast license to the unrelated third party and we completed the sale of the license assets, including the broadcast license, on September 29, 2005 for a cash price of approximately $6.7 million.  We recorded $16.5 million, net of $10.0 million in taxes, as gain from discontinued operations in our consolidated statements of operations for the year ended December 31, 2005.  The gain is comprised of the previously deferred gain of $26.1 million and the gain of $0.4 million from the sale of the license assets, net of taxes, respectively.  The net cash proceeds were used in the normal course of operations and for capital expenditures.

14.                   EARNINGS PER SHARE:

The following table reconciles income (numerator) and shares (denominator) used in our computations of earnings per share for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	2006	2005	2004
Income (Numerator)
Income from continuing operations	$48,647	$34,237	$14,681
Preferred stock dividends	—	(5,004)	(10,180)
Excess of preferred stock carrying value over redemption value	—	26,201	—
Numerator for diluted earnings per common share from continuing operations	48,647	55,434	4,501
Income from discontinued operations, including gain on sale of broadcast assets related to discontinued operations, net of taxes	5,330	151,695	9,341
Numerator for diluted earnings per common share	$53,977	$207,129	$13,842

Shares (Denominator)
Weighted average common shares outstanding	85,680	85,380	85,590
Dilutive effect of outstanding stock options and restricted stock	14	9	151
Weighted average common and common equivalent shares outstanding	85,694	85,389	85,741

We apply the treasury stock method to measure the dilutive effect of our outstanding stock options and restricted stock awards and include the respective common share equivalents in the denominator of the diluted EPS computation.  For the years ended December 31, 2006, 2005 and 2004, our 4.875% Convertible Senior Notes, due 2018, were anti-dilutive; therefore, they were not included in the computation of diluted EPS.  For the years ended December 31, 2006 and 2005, our 6% Convertible Debentures, due 2012, were anti-dilutive; therefore, they were not included in the computation of diluted EPS.  For the year ended December 31, 2004, our Series D Convertible Exchangeable Preferred Stock was anti-dilutive; therefore, it was not included in the computation of diluted EPS.

15.                   SEGMENT DATA:

During 2006, we reevaluated our organization and the nature of our business activities relevant to the divisions of our company and concluded that our view of our internal structure changed in a manner that caused us to disclose separately our broadcast activities from other business activities.  We determined that we have one reportable operating segment, “Broadcast”, that is disclosed separately from our corporate and other business activities.  The determination resulted in our disclosure of comparable information for 2005 and 2004.  For a description of our broadcast segment see Note 1. Nature of Operations and Summary of Significant Accounting Policies.  “Corporate and Other” primarily includes our costs to operate as a public company and our corporate headquarters location, our investment activity outlined in Note 3. Investments and our other operating divisions’ activities.  Our other operating divisions primarily earn revenues from internet technology and transmitter manufacturing.  Transactions between our operating segment and “Corporate and Other” are not material.

Financial information for our operating segment is included in the following tables for the years ended December 31, 2006, 2005 and 2004 (in thousands):

For the year ended December 31, 2006	Broadcast	Corporate and Other	Consolidated
Revenue	$690,528	$24,610	$715,138
Depreciation of property and equipment	43,955	2,293	46,248
Amortization of definite-lived intangible assets and other assets	18,021	—	18,021
Amortization of program contract costs and net realizable value adjustments	90,746	—	90,746
Impairment of intangibles	15,589	—	15,589
General and administrative overhead expenses	6,947	15,848	22,795
Operating income (loss)	177,453	(18,270)	159,183
Income from equity and cost investees	—	6,338	6,338
Goodwill	1,005,642	1,626	1,007,268
Assets	2,229,464	43,134	2,272,598
Capital expenditures	16,201	722	16,923

For the year ended December 31, 2005	Broadcast	Corporate and Other	Consolidated
Revenue	$669,470	$22,597	$692,067
Depreciation of property and equipment	48,490	1,785	50,275
Amortization of definite-lived intangible assets and other assets	17,922	50	17,972
Amortization of program contract costs and net realizable value adjustments	70,666	—	70,666
General and administrative overhead expenses	6,598	14,622	21,220
Operating income (loss)	184,862	(15,407)	169,455
Loss from equity and cost investees	—	(1,426)	(1,426)
Goodwill	1,040,234	—	1,040,234
Assets	2,242,744	40,561	2,283,305
Capital expenditures	16,350	323	16,673

For the year ended December 31, 2004	Broadcast	Corporate and Other	Consolidated
Revenue	$692,423	$13,054	$705,477
Depreciation of property and equipment	45,871	2,288	48,159
Amortization of definite-lived intangible assets and other assets	18,058	424	18,482
Amortization of program contract costs and net realizable value adjustments	89,152	—	89,152
Impairment of intangibles	44,055	—	44,055
General and administrative overhead expenses	6,366	15,130	21,496
Operating income (loss)	134,372	(20,178)	114,194
Income from equity and cost investees	—	1,100	1,100
Goodwill	1,041,452	—	1,041,452
Assets	2,398,161	67,502	2,465,663
Capital expenditures	43,535	1,346	44,881

16.                   CONDENSED CONSOLIDATING FINANCIAL STATEMENTS:

Sinclair Television Group, Inc. (STG) is a wholly-owned subsidiary of Sinclair Broadcast Group, Inc. (SBG) and was incorporated in 2003.  On September 30, 2003, we completed the creation of a modified holding company structure, whereby we transferred substantially all of our television broadcast assets and liabilities to STG.  As such, STG became the primary obligor under our Bank Credit Agreement, the 8.75% Senior Subordinated Notes, due 2011 and the 8% Senior Subordinated Notes, due 2012.  Our Class A Common Stock, Class B Common Stock, 6% Convertible Debentures, due 2012 and the 4.875% Convertible Senior Notes, due 2018 remain at SBG and are neither obligations nor securities of STG.

SBG, KDSM, LLC, a wholly-owned subsidiary of SBG and STG’s wholly-owned subsidiaries (guarantor subsidiaries), have fully and unconditionally guaranteed all of STG’s obligations.  Those guarantees are joint and several.  There are no significant restrictions on the ability of SBG, STG or KDSM, LLC to obtain funds from their subsidiaries in the form of dividends or loans.

The following condensed consolidating financial statements present the financial position, results of operations and cash flows of SBG, STG, KDSM, LLC, the guarantor subisidiaries the direct and indirect non-guarantor subsidiaries of SBG and the eliminations necessary to arrive at our information on a consolidated basis.  These statements are presented in accordance with the disclosure requirements under Securities and Exchange Commission Regulation S-X, Rule 3-10 (Rule 3-10).

CONDENSED CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2006
(In thousands)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non-Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Cash	$—	$60,303	$4,737	$2,368	$—	$67,408
Accounts and other receivables	8,636	28,863	89,387	9,135	(2,157)	133,864
Other current assets	4,770	9,296	75,679	3,795	(3,447)	90,093
Total current assets	13,406	98,462	169,803	15,298	(5,604)	291,365

Property and equipment, net	7,771	1,135	265,962	25,005	(24,911)	274,962

Investment in consolidated subsidiaries	540,684	1,446,021	—	—	(1,986,705)	—
Other long-term assets	25,795	35,391	52,325	13,299	(42,574)	84,236
Total other long-term assets	566,479	1,481,412	52,325	13,299	(2,029,279)	84,236

Acquired intangible assets	—	24,555	1,542,550	44,674	10,256	1,622,035

Total assets	$587,656	$1,605,564	$2,030,640	$98,276	$(2,049,538)	$2,272,598

Accounts payable and accrued liabilities	$17,041	$21,957	$50,404	$44,327	$(38,167)	$95,562
Current portion of long-term debt	1,337	64,400	3,013	34,358	(858)	102,250
Other current liabilities	—	—	87,632	502	—	88,134
Total current liabilities	18,378	86,357	141,049	79,187	(39,025)	285,946

Long-term debt	283,830	962,701	64,842	28,570	(28,570)	1,311,373
Other liabilities	6,438	20,854	380,051	1,191	100	408,634
Total liabilities	308,646	1,069,912	585,942	108,948	(67,495)	2,005,953

Common stock	859	—	11	761	(772)	859
Additional paid-in capital	596,667	281,829	1,111,489	78,544	(1,471,862)	596,667
Accumulated deficit	(318,516)	252,173	337,323	(90,231)	(509,155)	(328,406)
Accumulated other comprehensive income (loss)	—	1,650	(4,125)	254	(254)	(2,475)
Total shareholders’ equity	279,010	535,652	1,444,698	(10,672)	(1,982,043)	266,645
Total liabilities and shareholders’ equity	$587,656	$1,605,564	$2,030,640	$98,276	$(2,049,538)	$2,272,598

CONDENSED CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2005
(In thousands)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non-Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Cash	$—	$5,043	$2,987	$1,625	$—	$9,655
Accounts and other receivables	1,008	29,611	123,611	8,826	(35,129)	127,927
Other current assets	955	12,632	64,496	4,140	(461)	81,762
Assets held for sale	—	—	3,678	—	—	3,678
Total current assets	1,963	47,286	194,772	14,591	(35,590)	223,022

Property and equipment, net	9,546	1,535	292,579	27,071	(26,376)	304,355

Investment in consolidated subsidiaries	522,486	1,535,132	—	—	(2,057,618)	—
Other long-term assets	25,294	39,623	42,368	11,412	(37,296)	81,401
Total other long-term assets	547,780	1,574,755	42,368	11,412	(2,094,914)	81,401

Acquired intangible assets	—	24,555	1,596,701	44,520	8,751	1,674,527

Total assets	$559,289	$1,648,131	$2,126,420	$97,594	$(2,148,129)	$2,283,305

Accounts payable and accrued liabilities	$8,629	$26,010	$79,688	$39,638	$(62,881)	$91,084
Current portion of long-term debt	1,195	—	3,242	34,104	(604)	37,937
Other current liabilities	—	—	93,681	764	(185)	94,260
Liabilities held for sale	—	—	1,407	—	—	1,407
Total current liabilities	9,824	26,010	178,018	74,506	(63,670)	224,688

Long-term debt	289,140	1,065,525	58,136	29,458	(29,458)	1,412,801
Other liabilities	—	42,412	351,554	2,608	(480)	396,094
Total liabilities	298,964	1,133,947	587,708	106,572	(93,608)	2,033,583

Common stock	855	—	10	761	(772)	854
Additional paid-in capital	593,258	341,182	1,367,425	77,876	(1,786,482)	593,259
Accumulated deficit	(333,788)	173,002	171,277	(87,252)	(267,630)	(344,391)
Accumulated other comprehensive loss	—	—	—	(363)	363	—
Total shareholders’ equity	260,325	514,184	1,538,712	(8,978)	(2,054,521)	249,722
Total liabilities and shareholders’ equity	$559,289	$1,648,131	$2,126,420	$97,594	$(2,148,129)	$2,283,305

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2006
(In thousands)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non-Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Net revenue	$—	$—	$692,885	$33,806	$(11,553)	$715,138

Program and production	—	1,640	155,136	—	(8,500)	148,276
Selling, general and administrative	16,302	5,831	138,341	3,198	(298)	163,374
Depreciation, amortization and other operating expenses	2,109	507	216,486	27,190	(1,987)	244,305
Total operating expenses	18,411	7,978	509,963	30,388	(10,785)	555,955

Operating (loss) income	(18,411)	(7,978)	182,922	3,418	(768)	159,183

Equity in earnings of subsidiaries	64,073	113,873	—	—	(177,946)	—
Interest income	770	2,005	—	3	(770)	2,008
Interest expense	(20,577)	(86,633)	(5,612)	(5,435)	3,040	(115,217)
Other income (expense)	23,140	7,797	(20,095)	616	(1,815)	9,643
Total other income (expense)	67,406	37,042	(25,707)	(4,816)	(177,491)	(103,566)

Income tax benefit (provision)	5,237	29,797	(42,774)	470	300	(6,970)
Income from discontinued operations, net of taxes	—	—	3,556	—	—	3,556
Gain from sale of discontinued operations, net of taxes	—	—	1,774	—	—	1,774
Net income (loss)	$54,232	$58,861	$119,771	$(928)	$(177,959)	$53,977

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2005
(In thousands)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non-Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Net revenue	$—	$—	$675,690	$36,033	$(19,656)	$692,067

Program and production	—	1,583	162,816	—	(11,628)	152,771
Selling, general and administrative	15,044	6,723	135,222	6,386	(3,851)	159,524
Depreciation, amortization and other operating expenses	1,691	1,650	185,474	25,973	(4,471)	210,317
Total operating expenses	16,735	9,956	483,512	32,359	(19,950)	522,612

Operating (loss) income	(16,735)	(9,956)	192,178	3,674	294	169,455

Equity in earnings of subsidiaries	196,689	245,857	—	—	(442,546)	—
Interest income	507	634	3	7	(501)	650
Interest expense	(16,765)	(95,585)	(5,757)	(14,557)	12,662	(120,002)
Other income (expense)	16,240	25,798	(18,800)	(2,115)	(874)	20,249
Total other income (expense)	196,671	176,704	(24,554)	(16,665)	(431,259)	(99,103)

Income tax benefit (provision)	7,668	27,411	(71,255)	5,245	(5,184)	(36,115)
Income from discontinued operations, net of taxes	—	—	5,671	—	—	5,671
Gain from sale of discontinued operations, net of taxes	—	—	146,024	—	—	146,024
Net income (loss)	$187,604	$194,159	$248,064	$(7,746)	$(436,149)	$185,932

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2004
(In thousands)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non-Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Net revenue	$—	$—	$694,099	$23,459	$(12,081)	$705,477

Program and production	—	1,749	158,971	3	(5,447)	155,276
Selling, general and administrative	15,387	6,202	145,262	2,840	(1,822)	167,869
Depreciation, amortization and other operating expenses	2,072	1,074	251,485	21,219	(7,712)	268,138
Total operating expenses	17,459	9,025	555,718	24,062	(14,981)	591,283

Operating (loss) income	(17,459)	(9,025)	138,381	(603)	2,900	114,194

Equity in earnings of subsidiaries	26,837	74,213	—	—	(101,050)	—
Interest income	3,938	163	16	—	(3,926)	191
Interest expense	(8,660)	(104,625)	(5,362)	(7,130)	5,377	(120,400)
Other income (expense)	21,047	45,783	(29,208)	(4,718)	(686)	32,218
Total other income (expense)	43,162	15,534	(34,554)	(11,848)	(100,285)	(87,991)

Income tax (provision) benefit	240	23,173	(37,956)	4,410	(1,389)	(11,522)
Income from discontinued operations, net of taxes	—	—	9,341	—	—	9,341
Net income (loss)	$25,943	$29,682	$75,212	$(8,041)	$(98,774)	$24,022

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2006
(In thousands)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non-Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES	$(1,525)	$(75,319)	$231,323	$2,365	$(1,511)	$155,333
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(370)	(90)	(16,319)	(232)	88	(16,923)
Payment for acquisition of television stations	—	—	(1,710)	—	—	(1,710)
Investments in equity and cost investees	(174)	—	(165)	—	—	(339)
Proceeds from the sale of property	—	—	2,420	10	—	2,430
Proceeds from the sale of broadcast assets related to discontinued operations	—	—	1,400	—	—	1,400
Proceeds from insurance settlements
Loans to affiliates	(143)	—	—	—	—	(143)
Proceeds from loans to affiliates	141	—	—	—	—	141
Net cash flows (used in) from investing activities	(546)	(90)	(14,374)	(222)	88	(15,144)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	—	75,000	—	—	—	75,000
Repayments of notes payable, commercial bank financing and capital leases	(7,220)	(106,172)	(183)	—	(789)	(114,364)
Proceeds from exercise of stock options	1,065	—	—	—	—	1,065
Payments for derivative termination	—	(3,750)	—	—	—	(3,750)
Increase (decrease) in intercompany payables	45,325	165,591	(211,728)	(766)	1,578	—
Dividends paid on Class A and Class B Common Stock	(36,062)	—	—	—	—	(36,062)
Repayments of notes and capital leases to affiliates	(1,037)	—	(3,288)	(634)	634	(4,325)
Net cash flows from (used in) financing activities	2,071	130,669	(215,199)	(1,400)	1,423	(82,436)

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	55,260	1,750	743	—	57,753
CASH AND CASH EQUIVALENTS, beginning of period	—	5,043	2,987	1,625	—	9,655
CASH AND CASH EQUIVALENTS, end of period	$—	$60,303	$4,737	$2,368	$—	$67,408

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2005
(In thousands)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non-Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES	$(37,564)	$(135,135)	$234,985	$(2,878)	$(4,797)	$54,611
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(279)	(111)	(16,243)	(5,756)	5,716	(16,673)
Payment for acquisition of television stations	—	—	(15,540)	—	—	(15,540)
Investments in equity and cost investees	(670)	—	—	(300)	—	(970)
Proceeds from the sale of property	—	—	66	—	—	66
Proceeds from the sale of broadcast assets related to discontinued operations	—	—	295,190	—	—	295,190
Proceeds from the sale of equity investees	21,500	—	—	—	—	21,500
Proceeds from insurance settlements	—	—	1,193	—	—	1,193
Loans to affiliates	(126)	—	(5,088)	—	5,088	(126)
Proceeds from loans to affiliates	125	—	—	—	—	125
Net cash flows from (used in) investing activities	20,550	(111)	259,578	(6,056)	10,804	284,765

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	—	52,000	—	—	—	52,000
Repayments of notes payable, commercial bank financing and capital leases	(5,170)	(355,100)	(108)	—	11	(360,367)
Proceeds from exercise of stock options	178	—	—	—	—	178
Payments for deferred financing costs	(100)	(1,679)	—	(134)	—	(1,913)
Increase (decrease) in intercompany payables	49,259	438,960	(490,292)	3,117	(1,044)	—
Dividends paid on Series D Convertible Exchangeable Preferred Stock	(5,004)	—	—	—	—	(5,004)
Dividends paid on Class A and Class B Common Stock	(19,201)	—	—	—	—	(19,201)
Proceeds from notes and capital leases to affiliates	—	—	—	5,088	(5,088)	—
Repayments of notes and capital leases to affiliates	(2,948)	—	(2,957)	(114)	114	(5,905)
Net cash flows from (used in) financing activities	17,014	134,181	(493,357)	7,957	(6,007)	(340,212)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(1,065)	1,206	(977)	—	(836)
CASH AND CASH EQUIVALENTS, beginning of period	—	6,108	1,781	2,602	—	10,491
CASH AND CASH EQUIVALENTS, end of period	$—	$5,043	$2,987	$1,625	$—	$9,655

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2004
(In thousands)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non-Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES	$22,053	$(11,608)	$130,666	$(15,140)	$(5,858)	$120,113
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(1,249)	(1,228)	(43,385)	(8,587)	9,568	(44,881)
Consolidation of variable interest entities	—	—	—	239	—	239
Investments in equity and cost investees	(2,465)	(3,084)	—	—	—	(5,549)
Proceeds from the sale of property	—	—	39	—	—	39
Proceeds from the sale of broadcast assets related to discontinued operations	—	—	28,561	—	—	28,561
Proceeds from insurance settlements	—	—	2,521	—	—	2,521
Loans and other financing to affiliates	(5,233)	—	(20,628)	—	25,718	(143)
Proceeds from loans to affiliates	1,511	—	—	—	—	1,511
Net cash flows (used in) from investing activities	(7,436)	(4,312)	(32,892)	(8,348)	35,286	(17,702)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	—	533,000	—	—	—	533,000
Repayments of notes payable, commercial bank financing and capital leases	(62)	(618,900)	(130)	(1,500)	192	(620,400)
Proceeds from exercise of stock options	1,152	—	—	—	—	1,152
Payments for deferred financing costs	(6)	(818)	—	(129)	—	(953)
Increase (decrease) in intercompany payables	15,012	86,687	(96,552)	(763)	(4,384)	—
Dividends paid on Series D Convertible Preferred Stock	(10,180)	—	—	—	—	(10,180)
Repurchase of Series D Convertible Exchangeable Preferred Stock	(4,752)	—	—	—	—	(4,752)
Repurchase of Class A Common Stock	(9,550)	—	—	—	—	(9,550)
Dividends paid on Class A and Class B Common Stock	(4,274)	—	—	—	—	(4,274)
Proceeds from notes and capital leases to affiliates	—	—	—	25,718	(25,718)	—
Repayment of notes and capital leases to affiliates	(1,957)	—	(2,736)	(482)	482	(4,693)
Net cash flows (used in) from financing activities	(14,617)	(31)	(99,418)	22,844	(29,428)	(120,650)

NET DECREASE IN CASH AND CASH EQUIVALENTS	—	(15,951)	(1,644)	(644)	—	(18,239)
CASH AND CASH EQUIVALENTS, beginning of period	—	22,059	3,425	3,246	—	28,730
CASH AND CASH EQUIVALENTS, end of period	$—	$6,108	$1,781	$2,602	$—	$10,491

17.                   QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

(in thousands, except per share data)

	For the Quarter Ended
	03/31/06	06/30/06	09/30/06 (a)	12/31/06

Total revenues, net	$163,467	$185,092	$168,458	$198,121
Operating income	$35,356	$47,181	$38,055	$38,591
Income from continuing operations	$7,076	$10,793	$20,506	$10,272
Income (loss) from discontinued operations	$1,168	$(510)	$(275)	$3,173
Gain from sale of discontinued operations	$1,774	$—	$—	$—
Net income available to common shareholders	$10,018	$10,283	$20,231	$13,445
Basic earnings per share from continuing operations	$0.08	$0.13	$0.24	$0.12
Basic earnings (loss) per share from discontinued operations	$0.03	$(0.01)	$—	$0.04
Basic earnings per share	$0.11	$0.12	$0.24	$0.16
Diluted earnings per share from continuing operations	$0.08	$0.13	$0.23	$0.12
Diluted earnings (loss) per share from discontinued operations	$0.03	$(0.01)	$—	$0.04
Diluted earnings per share	$0.11	$0.12	$0.23	$0.16

	For the Quarter Ended
	03/31/05	06/30/05	09/30/05	12/31/05

Total revenues, net	$163,860	$183,633	$165,790	$178,784
Operating income	$32,575	$52,340	$40,291	$44,249
Income (loss) from continuing operations	$8,448	$15,349	$13,020	$(2,580)
Income from discontinued operations	$2,861	$1,279	$701	$830
Gain from sale of discontinued operations	$—	$128,516	$17,508	$—
Net income (loss) available to common shareholders	$8,807	$168,843	$31,229	$(1,750)
Basic earnings (loss) per share from continuing operations	$0.07	$0.46	$0.15	$(0.03)
Basic earnings per share from discontinued operations	$0.04	$1.52	$0.21	$0.01
Basic earnings (loss) per share	$0.11	$1.98	$0.36	$(0.02)
Diluted earnings per share from continuing operations	$0.07	$0.43	$0.15	$(0.03)
Diluted earnings per share from discontinued operations	$0.04	$1.31	$0.21	$0.01
Diluted earnings (loss) per share	$0.11	$1.74	$0.36	$(0.02)

(a)             Amounts here on have been adjusted pursuant to our SAB 108 disclosure included in Note 1, Nature of Operations and Summary of Significant Accounting Policies, to properly exclude a $2.3 million tax adjustment related to the over-accrual of tax reserves that was reflected in our cumulative effect adjustment of $0.2 million to beginning retained earnings.

18.                   SUBSEQUENT EVENTS:

Redemption of 8.75% Notes

On December 21, 2006, we amended and restated the Bank Credit Agreement.  As part of the amendment, in addition to the Term Loan A and the Revolver, the Credit Agreement now includes a Term Loan A-1 facility (the Term Loan A-1) of $225.0 million maturing on December 31, 2012.  On January 19, 2007, we received net proceeds of $225.0 million under our Term Loan A-1.  See Note 6. Notes Payable and Commercial Bank Financing, for additional information.

On January 22, 2007, we redeemed in full, the $307.4 million aggregate principal amount of the 2001 Notes.  The redemption was effected in accordance with the terms of the indenture governing the 2001 Notes at a redemption price of 104.375% of the principal amount of the 2011 Notes plus accrued and unpaid interest.  As a result of the redemption, we will record a loss from extinguishment of debt of approximately $15.7 million representing the redemption premium and write-off of certain debt acquisition costs during the first quarter of 2007.  The redemption of the 2001 Notes and payment of accrued interest was funded from the net proceeds of the $225.0 million Term Loan A-1, described above, additional borrowings under the Revolver of $23.0 million and cash on hand of $59.4 million.  As of December 31, 2006, $59.4 million of the aggregate principal amount of the 2001 Notes has been classified as short-term debt.  See Note 6. Notes Payable and Commercial Bank Financing, for additional information.

SINCLAIR BROADCAST GROUP, INC.

INDEX TO SCHEDULES

Schedule II - Valuation and Qualifying Accounts	S-2

All schedules except the one listed above are omitted as not applicable or not required or the required information is included in the consolidated financial statements or notes thereto.

S-1

SCHEDULE II

SINCLAIR BROADCAST GROUP, INC.

VALUATION ALLOWANCES
FOR THE YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006
(In thousands)

ALLOWANCE FOR DOUBTFUL ACCOUNTS
Year	Balance at beginning of period	Charges to Cost and Expenses	Charges to other Accounts	Deductions	Balance at end of period
2004	$4,909	$1,606	$—	$1,997	$4,518
2005	4,518	1,157	—	1,079	4,596
2006	4,596	1,205	—	1,816	3,985

S-2