Form 10-Q
period 2007-03-31
SINCLAIR BROADCAST GROUP INC
filed 2007-05-10
CIK 912752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

COMMISSION FILE NUMBER: 000-26076

SINCLAIR BROADCAST GROUP, INC.

(Exact name of Registrant as specified in its charter)

Maryland	52-1494660
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

10706 Beaver Dam Road Hunt Valley, Maryland 21030 (Address of principal executive offices, zip code)

(410) 568-1500

(Registrant’s telephone number, including area code)

None

(Former name, former address and former fiscal year, if changed since last report)

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

Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Number of shares outstanding as of
Title of each class	May 4, 2007
Class A Common Stock	51,262,209
Class B Common Stock	35,937,837

SINCLAIR BROADCAST GROUP, INC.

FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2007

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	As of March 31, 2007	As of December 31, 2006
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,450	$67,408
Accounts receivable, net of allowance for doubtful accounts of $3,523 and $3,985, respectively	120,315	130,227
Affiliate receivable	14	12
Current portion of program contract costs	53,999	65,322
Income taxes receivable	7,812	3,625
Prepaid expenses and other current assets	7,223	12,904
Deferred barter costs	2,968	2,509
Deferred tax assets	8,340	8,340
Total current assets	216,121	290,347

PROGRAM CONTRACT COSTS, less current portion	40,286	49,187
PROPERTY AND EQUIPMENT, net	270,538	274,962
GOODWILL, net	1,007,268	1,007,268
BROADCAST LICENSES, net	409,620	409,620
DEFINITE-LIVED INTANGIBLE ASSETS, net	199,093	205,147
OTHER ASSETS	43,880	35,049
Total assets	$2,186,806	$2,271,580

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$3,657	$4,849
Accrued liabilities	65,725	89,695
Current portion of notes payable, capital leases and commercial bank financing	38,881	98,265
Current portion of notes and capital leases payable to affiliates	3,727	3,985
Current portion of program contracts payable	76,385	85,746
Deferred barter revenues	2,799	2,388
Total current liabilities	191,174	284,928

LONG-TERM LIABILITIES:
Notes payable, capital leases and commercial bank financing, less current portion	1,284,909	1,290,899
Notes payable and capital leases to affiliates, less current portion	19,754	20,474
Program contracts payable, less current portion	87,337	97,369
Deferred tax liabilities	274,960	282,317
Other long-term liabilities	63,382	28,263
Total liabilities	1,921,516	2,004,250

MINORITY INTEREST IN CONSOLIDATED ENTITIES	724	685

SHAREHOLDERS’ EQUITY:
Class A Common Stock, $.01 par value, 500,000,000 shares authorized, 50,783,075 and 47,552,682 shares issued and outstanding, respectively	508	476
Class B Common Stock, $.01 par value, 140,000,000 shares authorized, 36,252,312 and 38,348,331 shares issued and outstanding, respectively, convertible into Class A Common Stock	362	383
Additional paid-in capital	610,437	596,667
Accumulated deficit	(344,326)	(328,406)
Accumulated other comprehensive loss	(2,415)	(2,475)
Total shareholders’ equity	264,566	266,645
Total liabilities and shareholders’ equity	$2,186,806	$2,271,580

The accompanying notes are an integral part of these consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data) (Unaudited)

	Three Months Ended March 31,
	2007	2006
REVENUES:
Station broadcast revenues, net of agency commissions	$150,169	$147,925
Revenues realized from station barter arrangements	13,799	11,805
Other operating divisions’ revenues	2,887	3,737
Total revenues	166,855	163,467

OPERATING EXPENSES:
Station production expenses	36,626	38,109
Station selling, general and administrative expenses	34,278	34,146
Expenses recognized from station barter arrangements	12,465	10,825
Amortization of program contract costs and net realizable value adjustments	21,384	18,623
Other operating divisions’ expenses	3,546	3,989
Depreciation of property and equipment	10,897	12,288
Corporate general and administrative expenses	5,964	5,806
Amortization of definite-lived intangible assets and other assets	4,367	4,325
Total operating expenses	129,527	128,111
Operating income	37,328	35,356

OTHER INCOME (EXPENSE):
Interest expense and amortization of debt discount and deferred financing costs	(26,382)	(29,710)
Interest income	388	46
Loss from sale of assets	(12)	(287)
Loss from extinguishment of debt	(15,681)	(623)
Unrealized gain from derivative instruments	1,057	2,881
(Loss) income from equity and cost investees	(12)	6,099
Other income (expense), net	221	(125)
Total other expense	(40,421)	(21,719)
(Loss) income from continuing operations before income taxes	(3,093)	13,637

INCOME TAX BENEFIT (PROVISION)	843	(6,561)
(Loss) income from continuing operations	(2,250)	7,076

DISCONTINUED OPERATIONS:
(Loss) income from discontinued operations, net of related income tax provision of $139 and tax benefit of $1,114 respectively	(139)	1,168
Gain from discontinued operations, net of related income tax provision of $885	—	1,774
NET (LOSS) INCOME AVAILABLE TO COMMON SHAREHOLDERS	$(2,389)	$10,018

BASIC AND DILUTED (LOSS) EARNINGS PER COMMON SHARE:
(Loss) earnings per common share from continuing operations	$(0.03)	$0.08
Earnings per common share from discontinued operations	$—	$0.03
(Loss) earnings per common share	$(0.03)	$0.11
Weighted average common shares outstanding	86,140	85,533
Weighted average common and common equivalent shares outstanding	86,140	85,535
Dividends declared per common share	$0.15	$0.10

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2007
(In thousands) (Unaudited)

	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

BALANCE, December 31, 2006	$476	$383	$596,667	$(328,406)	$(2,475)	$266,645
Adjustment related to adoption of FIN 48, effective January 1, 2007	—	—	—	(589)	—	(589)
Dividends declared on Class A and Class B Common Stock	—	—	—	(12,942)	—	(12,942)
Class A Common Stock issued pursuant to employee benefit plans	11	—	12,196	—	—	12,207
Class B Common Stock converted into Class A Common Stock	21	(21)	—	—	—	—
Tax benefit of nonqualified stock options exercised	—	—	1,574	—	—	1,574
Amortization of net periodic pension benefit costs	—	—	—	—	60	60
Net loss	—	—	—	(2,389)	—	(2,389)
BALANCE, March 31, 2007	$508	$362	$610,437	$(344,326)	$(2,415)	$264,566

Other comprehensive loss:
Net loss	$—	$—	$—	$(2,389)	$—	$(2,389)
Amortization of net periodic pension benefit costs	—	—	—	—	60	60
Comprehensive (loss) income	$—	$—	$—	$(2,389)	$60	$(2,329)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net (loss) income	$(2,389)	$10,018
Adjustments to reconcile net (loss) income to net cash flows from operating activities:
Amortization of debt discount, net of debt premium	702	480
Depreciation of property and equipment	10,897	12,288
Recognition of deferred revenue	(57)	(1,235)
Accretion of capital leases	231	152
Loss (income) from equity and cost investees	180	(6,099)
Loss on sale of property	12	287
Gain on sale of broadcast assets related to discontinued operations	—	(2,659)
Unrealized gain from derivative instruments	(1,057)	(2,881)
Amortization of definite-lived intangible assets and other assets	4,367	4,325
Amortization of program contract costs and net realizable value adjustments	21,384	18,623
Amortization of deferred financing costs	539	661
Stock-based compensation	698	499
Excess tax benefits for stock options exercised	(1,574)	—
Loss on extinguishment of debt, non-cash portion	2,232	989
Amortization of net periodic pension benefit costs	60	—
Amortization of derivative instruments	134	134
Deferred tax provision related to operations	877	8,018
Deferred tax benefit related to discontinued operations	—	(1,177)
Net effect of change in deferred barter revenues and deferred barter costs	(48)	(39)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in accounts receivable, net	10,370	9,737
Increase in taxes receivable	(2,012)	(2,072)
Decrease in prepaid expenses and other current assets	6,729	10,993
(Increase) decrease in other assets	(964)	177
Decrease in accounts payable and accrued liabilities	(7,497)	(14,822)
Decrease in income taxes payable	—	(772)
Decrease in other long-term liabilities	(146)	(1,851)
Increase (decrease) in minority interest	39	(19)
Dividends and distributions from equity and cost investees	88	6,000
Payments on program contracts payable	(20,553)	(26,289)
Net cash flows from operating activities	23,242	23,466
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(6,535)	(4,717)
Payments for acquisition of television station	—	(1,710)
Dividends and distributions from cost investees	435	—
Investments in equity and cost investees	—	(59)
Proceeds from the sale of assets	11	1,358
Proceeds from the sale of broadcast assets related to discontinued operations	—	1,400
Loans to affiliates	(37)	(35)
Proceeds from loans to affiliates	35	34
Net cash flows used in investing activities	(6,091)	(3,729)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	276,500	49,000
Repayments of notes payable, commercial bank financing and capital leases	(345,232)	(61,114)
Proceeds from exercise of stock options	11,357	—
Dividends paid on Class A and Class B Common Stock	(10,624)	(8,470)
Repayments of notes and capital leases to affiliates	(1,110)	(1,055)
Net cash flows used in financing activities	(69,109)	(21,639)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(51,958)	(1,902)
CASH AND CASH EQUIVALENTS, beginning of period	67,408	9,655
CASH AND CASH EQUIVALENTS, end of period	$15,450	$7,753

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

Discontinued Operations

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we reported the financial position and results of operations of WEMT-TV in Tri-Cities, Tennessee as discontinued operations in the accompanying consolidated balance sheets and consolidated statements of operations.  Discontinued operations have not been segregated in the consolidated statements of cash flows; therefore, amounts for certain captions will not agree with the accompanying consolidated balance sheets and consolidated statements of operations.  The operating results of WEMT-TV are not included in our consolidated results from continuing operations for the quarters ended March 31, 2007 and 2006.  See Note 9. Discontinued Operations, for additional information.

Interim Financial Statements

The consolidated financial statements for the three months ended March 31, 2007 and 2006 are unaudited.  In the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows for these periods.

As permitted under the applicable rules and regulations of the Securities and Exchange Commission, the consolidated financial statements do not include all disclosures normally included with audited consolidated financial statements and, accordingly, should be read together with the audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission.  The consolidated statements of operations presented in the accompanying consolidated financial statements are not necessarily representative of operations for an entire year.

Recent Accounting Pronouncements

In February 2007, the Financial Standards Accounting Board issued Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (SFAS 159). The fair value option established by this statement permits all entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are to be reported in earnings at each subsequent reporting date. This statement is effective for our fiscal year beginning January 1, 2008. We are currently evaluating the impact that adoption of SFAS 159 will have on our consolidated financial statements.

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

Restructuring Costs

During the year ended December 31, 2006, we incurred costs associated with restructuring the news operations at certain of our stations.  Specifically, on or before March 31, 2006, we ceased our locally-produced news broadcasts in nine of our markets and consequently let go our news employees and cancelled our news-related contracts.

We recorded restructuring charges in station production expenses.  The major components of the restructuring charges and the remaining accrual balance related to the restructuring plan as of March 31, 2007 follow (in thousands):

	Salary and Severance Costs	Contract Expenses	Other Exit Costs	Total
Balance at December 31, 2006	$—	$79	$34	$113
Amounts utilized	—	(45)	(14)	(59)
Balance at March 31, 2007	$—	$34	$20	$54

All restructuring costs were associated with our broadcast segment.

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

Changes in the Rules on Television Ownership and Local Marketing Agreements

There have been no material changes to the Federal Communications Commission (FCC) rules on television ownership and local marketing agreements during the three months ended March 31, 2007.  Please refer to Note 11. Commitments and Contingencies in our Annual Report on Form 10-K for the year ended December 31, 2006.

Children’s Television Programming

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

In addition, the FCC concluded that starting on January 2, 2007 a digital broadcaster must air an additional half hour of “core” children’s programming per every increment of 1 to 28 hours of free video programming provided in addition to the main DTV program stream.  Furthermore, “core” children’s educational programs, in order to qualify as such, are required to be identified as educational and informational programs over the air at the time they are broadcast and are required to be identified in the children’s programming reports, which are required to be placed quarterly in stations’ public inspection files and filed quarterly with the FCC.

On April 17, 2007, the FCC requested comments on the status of children’s television programming and compliance with the Children’s Television Act and the FCC’s rules.

Other FCC Adjudicatory Proceedings

On April 26, 2007, the FCC sent letters to two of our stations, WUHF-TV in Rochester, New York and WSYX-TV in Columbus, Ohio, requesting information regarding the broadcast of certain video news releases without proper sponsorship identification in alleged violation of federal law and the FCC’s rules.  We have until June 25, 2007 to respond.

On May 1, 2007, the FCC sent a letter to WRLH-TV, Richmond, Virginia, requesting information regarding the alleged broadcast of indecent material during an advertisement.  We have until May 31, 2007 to respond.

3. SUPPLEMENTAL CASH FLOW INFORMATION:

During the three months ended March 31, 2007 and 2006, our supplemental cash flow information was as follows (in thousands):

	Three Months Ended March 31,
	2007	2006

Income taxes paid related to continuing operations	$—	$26
Income taxes paid related to sale of discontinued operations	$—	$4,028
Income tax refunds received related to continuing operations	$25	$78
Income tax refunds received related to sale of discontinued operations	$134	$88
Interest paid	$40,290	$21,675
Payments related to extinguishment of debt	$13,449	$366

Non-cash barter and trade expense are presented in the consolidated statements of operations.  Non-cash transactions related to capital lease obligations were less than $0.1 million and $0.4 million for the quarters ended March 31, 2007 and 2006, respectively.

4. NOTES PAYABLE:

On January 19, 2007, we borrowed net proceeds of $225.0 million under our Term Loan A-1 pursuant to our amended and restated Bank Credit Agreement.  On January 22, 2007, we used these proceeds along with $59.4 million of cash on hand and additional borrowings of $23.0 million under our Revolving Credit Facility to redeem the aggregate principal amount of $307.4 million of our 8.75% Senior Subordinated Notes, due 2011 (2011 Notes).  The redemption was effected in accordance with the terms of the indenture governing the 2011 Notes at a redemption price of 104.375% of the principal amount of the 2011 Notes plus accrued and unpaid interest. As a result of the redemption, we recorded a loss from extinguishment of debt of $15.7 million representing the redemption premium and write-off of certain debt acquisition costs.

5. DERIVATIVE INSTRUMENTS:

We enter into derivative instruments primarily for the purpose of reducing the impact of changing interest rates on our floating rate debt and to reduce the impact of changing fair market values on our fixed rate debt.  We account for our derivative instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.

As of March 31, 2007, we had two derivative instruments.  Both of these instruments are interest rate swap agreements.  One of these swap agreements with a notional amount of $180.0 million and expiring on March 15, 2012 is accounted for as a fair value hedge; therefore, any changes in its fair market value are reflected as an adjustment to the carrying value of our 8.0% Senior Subordinated Notes, due 2012 which is the underlying debt being hedged.  During 2006, the other interest rate swap agreement was undesignated as a fair value hedge due to a reassignment of the counterparty; therefore, any subsequent changes in the fair market value are reflected as an adjustment to income.  The notional amount of this swap agreement is $120.0 million and it expires on March 15, 2012.  The interest we pay on both interest rate swap agreements is floating based on the three-month London Interbank Offered Rate (LIBOR) plus 2.28% and the interest we receive is 8.0%.  The fair market value of these agreements is estimated by obtaining quotations from the international financial institution which is a party to the contract.  The fair value is an estimate of the net amount that we would pay on the balance sheet date if we cancelled the contracts or transferred them to other parties and includes net accrued interest receivable.  This amount was a net asset of $3.0 million and $5.6 million as of March 31, 2007 and December 31, 2006, respectively.

During May 2003, we completed an issuance of $150.0 million aggregate principal amount of 4.875% Convertible Senior Notes, due 2018.  Under certain circumstances, we will pay contingent cash interest to the holders of the convertible notes commencing on January 15, 2011.  This contingent cash interest feature is an embedded derivative which had a negligible fair value as of March 31, 2007.

6. INCOME TAXES AND CHANGE IN ACCOUNTING PRINCIPLE:

Our income tax provision for all periods consists of federal and state income taxes.  The tax provision for the three months ended March 31, 2007 is based on the estimated effective tax rate applicable for the full year, which is expected to be 45.7%.  Our effective income tax rate differs from the federal statutory rate of 35% and can vary from period to period due to fluctuations in operating results, new or revised tax legislation and accounting pronouncements, state taxes, changes in the valuation of deferred tax assets and liabilities, accruals related to contingent tax liabilities, and the results of audits and examinations of previously filed tax returns.  Both the first quarter and estimated annual 2007 effective rates are different from the statutory rate due primarily to the impact of state income taxes, certain items not deductible for tax purposes and our contingent tax liability accrual.

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) on January 1, 2007. The adoption of FIN 48 did not cause a material change to our contingent liability for unrecognized tax benefits.  We decreased the January 1, 2007 balance of retained earnings by $0.6 million to apply the cumulative effect of FIN 48 adoption.  As of the date of adoption, we had $32.9 million of gross unrecognized tax benefits.  Of this total, $17.6 million (net of federal effect on state tax issues) and $7.8 million (net of federal effect on state tax issues) represent the amounts of unrecognized tax benefits that, if recognized, would favorably affect our effective tax rates from continuing operations and discontinued operations, respectively.  At March 31, 2007, we had $33.1 million of gross unrecognized tax benefits.  Of this total, $17.7 million (net of federal effect on state tax issues) and $7.8 million (net of federal effect on state tax issues) represent the amounts of unrecognized tax benefits that, if recognized, would favorably affect our effective tax rates from continuing operations and discontinued operations, respectively.

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.  We had $6.7 million and $0 accrued for interest and penalties, respectively, at January 1, 2007.  We recognized $0.7 million of income tax expense for interest related to uncertain tax positions during the quarter ended March 31, 2007.

We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions.  All of our 2003 and subsequent federal and state tax returns remain subject to examination by various tax authorities.  Some of our pre-2003 state tax returns may also be subject to examination.  In addition, several of our subsidiaries are currently under state examinations for various years.  We do not anticipate the resolution of these matters will result in a material change to our consolidated financial statements.  In addition, it is reasonably possible that various state statutes of limitations could expire by March 31, 2008.  Such expirations, if any, could result in a reduction of the total amounts of unrecognized tax benefits by up to $4.2 million.

7. EARNINGS PER SHARE:

The following table reconciles income (numerator) and shares (denominator) used in our computations of earnings per share for the three months ended March 31, 2007 and 2006 (in thousands):

	As of March 31,
	2007	2006
Income (Numerator)
(Loss) income from continuing operations	$(2,250)	$7,076
(Loss) income from discontinued operations, including gain on sale of broadcast assets related to discontinued operations	$(139)	$2,942
Net (loss) income available to common shareholders	$(2,389)	$10,018

Shares (Denominator)
Weighted-average common shares outstanding	86,140	85,533
Dilutive effect of outstanding stock options	—	2
Weighted-average common and common equivalent shares outstanding	86,140	85,535

We applied the treasury stock method to measure the dilutive effect of our outstanding stock options and restricted stock awards and include the respective common share equivalents in the denominator of the diluted EPS computation.  For the three months ended March 31, 2007, our outstanding stock options and restricted stock and for each of the three months ended March 31, 2007 and 2006, our 6% Convertible Debentures, due 2012 and 4.875% Convertible Senior Notes, due 2018 were anti-dilutive; therefore, they were not included in the computation of diluted EPS.

8. RELATED PERSON TRANSACTIONS:

David, Frederick, Duncan and Robert Smith (collectively, the controlling shareholders) are brothers and hold substantially all of the Class B Common Stock.

Certain assets used by us and our operating subsidiaries are leased from Cunningham Communications Inc., Keyser Investment Group, Gerstell Development Limited Partnership and Beaver Dam, LLC (entities owned by the controlling shareholders).  Lease payments made to these entities were $1.3 million and $1.1 million for each of the three months ended March 31, 2007 and 2006, respectively.

In January 1999, we entered into a local marketing agreement (LMA) with Bay Television, Inc. (Bay TV), which owns the television station WTTA-TV in Tampa, Florida.  Our controlling shareholders own a substantial portion of the equity of Bay TV.  The LMA provides that we deliver television programming to Bay TV, which broadcasts the programming in return for a monthly fee to Bay TV of $143,500.  We must also make an annual payment equal to 50% of the adjusted annual broadcast cash flow of the station (as defined in the LMA) that is in excess of $1.7 million.  Lease payments made to Bay TV were $0.4 million for the three months ended March 31, 2007 and 2006.

David D. Smith, our President and Chief Executive Officer, has a controlling interest in Atlantic Automotive and is a member of the Board of Directors.  Atlantic Automotive Corporation is a holding company which owns automobile dealerships and a leasing company.  We sold advertising time to Atlantic Automotive on our stations in Baltimore, Maryland and Norfolk, Virginia and received payments totaling $0.2 million and $0.1 million during the three months ended March 31, 2007 and 2006, respectively.  We purchased a total of $0.2 million and $0.4 million in vehicles and related vehicle services from Atlantic Automotive during the three months ended March 31, 2007 and 2006, respectively.

9. DISCONTINUED OPERATIONS:

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

Other Dispositions

During the three months ended March 31, 2007, we recognized a $0.1 million tax provision relating to an adjustment of certain state tax contingencies.

10. SEGMENT DATA

We have one reportable operating segment, “Broadcast”, that is disclosed separately from our corporate and other business activities.  “Corporate and Other” primarily includes our costs to operate as a public company and to operate our corporate headquarters location, our investment activity and our other operating divisions’ activities.  Our other operating divisions primarily earn revenues from internet technology and transmitter manufacturing.  Transactions between our operating segment and “Corporate and Other” are not material.

Financial information for our operating segment is included in the following tables for the three months ended March 31, 2007 and 2006 (in thousands):

For the three months ended March 31, 2007	Broadcast	Corporate and Other	Consolidated
Revenue	$163,968	$2,887	$166,855
Depreciation of property and equipment	10,356	541	10,897
Amortization of definite-lived intangible assets and other assets	4,367	—	4,367
Amortization of program contract costs and net realizable value adjustments	21,384	—	21,384
General and administrative overhead expenses	2,042	3,922	5,964
Operating income (loss)	42,547	(5,219)	37,328
Loss from equity and cost investees	—	(12)	(12)

For the three months ended March 31, 2006	Broadcast	Corporate and Other	Consolidated
Revenue	$159,730	$3,737	$163,467
Depreciation of property and equipment	11,747	541	12,288
Amortization of definite-lived intangible assets and other assets	4,325	—	4,325
Amortization of program contract costs and net realizable value adjustments	18,623	—	18,623
General and administrative overhead expenses	1,841	3,965	5,806
Operating income (loss)	40,279	(4,923)	35,356
Income from equity and cost investees	—	6,099	6,099

11. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS:

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

SBG, KDSM, LLC, a wholly-owned subsidiary of SBG, and STG’s wholly-owned subsidiaries (guarantor subsidiaries), have fully and unconditionally guaranteed all of STG’s obligations.  Those guarantees are joint and several.  There are certain contractual restrictions on the ability of SBG, STG or KDSM, LLC to obtain funds from their subsidiaries in the form of dividends or loans.

The following condensed consolidating financial statements present the consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows of SBG, STG, KDSM, LLC and the guarantor subsidiaries, the direct and indirect non-guarantor subsidiaries of SBG and the eliminations necessary to arrive at our information on a consolidated basis.  These statements are presented in accordance with the disclosure requirements under Securities and Exchange Commission Regulation S-X, Rule 3-10.

CONDENSED CONSOLIDATED BALANCE SHEET
AS OF MARCH 31, 2007
(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Cash	$—	$—	$13,315	$2,795	$(660)	$15,450
Accounts and other receivables	10,843	37,176	78,349	3,958	(2,185)	128,141
Other current assets	1,333	1,301	66,151	4,280	(535)	72,530
Total current assets	12,176	38,477	157,815	11,033	(3,380)	216,121

Property and equipment, net	7,296	1,428	261,581	24,756	(24,523)	270,538

Investment in consolidated subsidiaries	538,580	1,435,568	—	—	(1,974,148)	—
Other long-term assets	26,073	44,256	43,495	14,206	(43,864)	84,166
Total other long-term assets	564,653	1,479,824	43,495	14,206	(2,018,012)	84,166

Acquired intangible assets	—	24,555	1,536,482	46,344	8,600	1,615,981

Total assets	$584,125	$1,544,284	$1,999,373	$96,339	$(2,037,315)	$2,186,806

Accounts payable and accrued liabilities	$16,934	$9,477	$39,153	$46,553	$(42,735)	$69,382
Current portion of long-term debt	1,375	5,000	2,733	34,292	(792)	42,608
Other current liabilities	—	—	78,780	404	—	79,184
Total current liabilities	18,309	14,477	120,666	81,249	(43,527)	191,174

Long-term debt	284,275	955,887	64,481	28,443	(28,423)	1,304,663
Other liabilities	6,927	37,186	380,482	1,100	708	426,403
Total liabilities	309,511	1,007,550	565,629	110,792	(71,242)	1,922,240

Common stock	870	—	11	761	(772)	870
Additional paid-in capital	610,437	280,721	1,060,194	76,221	(1,417,136)	610,437
Accumulated deficit	(336,693)	254,363	377,604	(94,039)	(545,561)	(344,326)
Accumulated other comprehensive income (loss)	—	1,650	(4,065)	2,604	(2,604)	(2,415)
Total shareholders’ equity	274,614	536,734	1,433,744	(14,453)	(1,966,073)	264,566
Total liabilities and shareholders’ equity	$584,125	$1,544,284	$1,999,373	$96,339	$(2,037,315)	$2,186,806

CONDENSED CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2006
(in thousands)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Cash	$—	$60,303	$4,737	$2,368	$—	$67,408
Accounts and other receivables	8,636	28,863	89,387	9,135	(2,157)	133,864
Other current assets	4,770	8,278	75,679	3,795	(3,447)	89,075
Total current assets	13,406	97,444	169,803	15,298	(5,604)	290,347

Property and equipment, net	7,771	1,135	265,962	25,005	(24,911)	274,962

Investment in consolidated subsidiaries	540,684	1,446,021	—	—	(1,986,705)	—
Other long-term assets	25,795	35,391	52,325	13,299	(42,574)	84,236
Total other long-term assets	566,479	1,481,412	52,325	13,299	(2,029,279)	84,236

Acquired intangible assets	—	24,555	1,542,550	44,674	10,256	1,622,035

Total assets	$587,656	$1,604,546	$2,030,640	$98,276	$(2,049,538)	$2,271,580

Accounts payable and accrued liabilities	$17,041	$20,939	$50,404	$44,327	$(38,167)	$94,544
Current portion of long-term debt	1,337	64,400	3,013	34,358	(858)	102,250
Other current liabilities	—	—	87,632	502	—	88,134
Total current liabilities	18,378	85,339	141,049	79,187	(39,025)	284,928

Long-term debt	283,830	962,701	64,842	28,570	(28,570)	1,311,373
Other liabilities	6,438	20,854	380,051	9,844	(8,553)	408,634
Total liabilities	308,646	1,068,894	585,942	117,601	(76,148)	2,004,935

Common stock	859	—	11	761	(772)	859
Additional paid-in capital	596,667	281,829	1,111,489	69,891	(1,463,209)	596,667
Accumulated deficit	(318,516)	252,173	337,323	(90,231)	(509,155)	(328,406)
Accumulated other comprehensive income (loss)	—	1,650	(4,125)	254	(254)	(2,475)
Total shareholders’ equity	279,010	535,652	1,444,698	(19,325)	(1,973,390)	266,645
Total liabilities and shareholders’ equity	$587,656	$1,604,546	$2,030,640	$98,276	$(2,049,538)	$2,271,580

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2007
(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Net revenue	$—	$—	$164,578	$5,078	$(2,801)	$166,855

Program and production	—	354	38,426	—	(2,154)	36,626
Selling, general and administrative	4,005	1,749	33,542	1,009	(63)	40,242
Depreciation, amortization and other operating expenses	514	83	48,299	4,284	(521)	52,659
Total operating expenses	4,519	2,186	120,267	5,293	(2,738)	129,527

Operating (loss) income	(4,519)	(2,186)	44,311	(215)	(63)	37,328

Equity in earnings of subsidiaries	1,253	24,955	—	—	(26,208)	—
Interest income	212	383	3	2	(212)	388
Interest expense	(5,149)	(19,124)	(1,533)	(1,349)	773	(26,382)
Other income (expense)	4,366	(14,607)	(3,658)	(226)	(302)	(14,427)
Total other income (expense)	682	(8,393)	(5,188)	(1,573)	(25,949)	(40,421)

Income tax benefit (provision)	1,751	12,423	(13,804)	473	—	843
Income from discontinued operations, net of taxes	—	—	(139)	—	—	(139)
Net income (loss)	$(2,086)	$1,844	$25,180	$(1,315)	$(26,012)	$(2,389)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2006
(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Net revenue	$—	$—	$160,286	$6,093	$(2,912)	$163,467

Program and production	—	399	39,726	—	(2,016)	38,109
Selling, general and administrative	4,077	1,938	33,308	692	(63)	39,952
Depreciation, amortization and other operating expenses	520	568	44,844	4,866	(748)	50,050
Total operating expenses	4,597	2,905	117,878	5,558	(2,827)	128,111

Operating (loss) income	(4,597)	(2,905)	42,408	535	(85)	35,356

Equity in earnings of subsidiaries	10,069	24,276	—	—	(34,345)	—
Interest income	157	45	—	1	(157)	46
Interest expense	(5,160)	(22,561)	(1,421)	(1,280)	712	(29,710)
Other income (expense)	9,969	4,191	(5,404)	(288)	(523)	7,945
Total other income (expense)	15,035	5,951	(6,825)	(1,567)	(34,313)	(21,719)

Income tax benefit (provision)	(117)	7,432	(14,238)	362	—	(6,561)
Income from discontinued operations, net of taxes	—	—	1,168	—	—	1,168
Gain from sale of discontinued operations, net of taxes	—	—	1,774	—	—	1,774
Net income (loss)	$10,321	$10,478	$24,287	$(670)	$(34,398)	$10,018

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007
(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES	$(2,696)	$(25,923)	$52,611	$(3,688)	$2,938	$23,242
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(7)	(376)	(5,918)	(234)	—	(6,535)
Investments in equity and cost investees	435	—	—	—	—	435
Proceeds from sale of property	—	—	11	—	—	11
Loans to affiliates	(37)	—	—	—	—	(37)
Proceeds from loans to affiliates	35	—	—	—	—	35
Net cash flows (used in) from investing activities	426	(376)	(5,907)	(234)	—	(6,091)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	—	276,500	—	—	—	276,500
Repayments of notes payable, commercial bank financing and capital leases	(45)	(345,150)	(37)	—	—	(345,232)
Proceeds from exercise of stock options	11,357	—	—	—	—	11,357
Increase (decrease) in intercompany payables	1,856	34,646	(37,253)	4,561	(3,810)	—
Dividends paid on Class A and Class B Common Stock	(10,624)	—	—	—	—	(10,624)
Repayments of notes and capital leases to affiliates	(274)	—	(836)	(212)	212	(1,110)
Net cash flows from (used in) financing activities	2,270	(34,004)	(38,126)	4,349	(3,598)	(69,109)

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	(60,303)	8,578	427	(660)	(51,958)
CASH AND CASH EQUIVALENTS, beginning of period	—	60,303	4,737	2,368	—	67,408
CASH AND CASH EQUIVALENTS, end of period	$—	$—	$13,315	$2,795	$(660)	$15,450

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2006
(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES	$5,259	$8,273	$10,001	$1,635	$(1,702)	$23,466
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(44)	(4)	(4,628)	(41)	—	(4,717)
Payment for acquisition of television stations	—	—	(1,710)	—	—	(1,710)
Investments in equity and cost investees	—	—	(59)	—	—	(59)
Proceeds from the sale of property	—	—	1,358	—	—	1,358
Proceeds from the sale of broadcast assets related to discontinued operations	—	—	1,400	—	—	1,400
Loans to affiliates	(35)	—	—	—	—	(35)
Proceeds from loans to affiliates	34	—	—	—	—	34
Net cash flows (used in) from investing activities	(45)	(4)	(3,639)	(41)	—	(3,729)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	—	49,000	—	—	—	49,000
Repayments of notes payable, commercial bank financing and capital leases	(7,663)	(53,425)	(26)	—	—	(61,114)
Increase (decrease) in intercompany payables	11,167	(5,932)	(5,185)	(2,081)	2,031	—
Dividends paid on Class A and Class B Common Stock	(8,470)	—	—	—	—	(8,470)
Proceeds from notes and capital leases to affiliates	—	—	—	139	(139)	—
Repayments of notes and capital leases to affiliates	(248)	—	(807)	(112)	112	(1,055)
Net cash flows from (used in) financing activities	(5,214)	(10,357)	(6,018)	(2,054)	2,004	(21,639)

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	(2,088)	344	(460)	302	(1,902)
CASH AND CASH EQUIVALENTS, beginning of period	—	5,043	2,987	1,625	—	9,655
CASH AND CASH EQUIVALENTS, end of period	$—	$2,955	$3,331	$1,165	$302	$7,753

12. SUBSEQUENT EVENTS:

On May 3, 2007, we announced that we had priced an offering of $300.0 million aggregate principal amount of convertible senior notes, due 2027 (2027 notes) at an interest rate of 3% per year.   Upon certain conditions the 2027 notes, will be convertible into cash and, in certain circumstances, shares of class A common stock prior to maturity at an initial conversion price of $20.43 per share, subject to adjustment, which is equal to an initial conversion rate of approximately 48.9476 shares of class A common stock per $1,000 principal amount of notes.  We will be required to pay contingent cash interest to the holders of notes during any six-month period from May 15 to November 14 and from November 15 to May 14, commencing with the period beginning May 20, 2010 if the average note price for the applicable five trading day period equals 120% or more of the principal amount of such notes.  The amount of contingent cash interest payable per note in respect of any six-month period will equal 0.375% per year of the average note price for the applicable five trading day period.  The 2027 notes may not be redeemed prior to May 20, 2010 and may thereafter be redeemed by us at par.  We have granted the underwriters of the notes an option to purchase up to an additional aggregate $45.0 million principal amount of the notes.  The offering was made pursuant to our universal shelf registration statement previously filed with the Securities and Exchange Commission and is expected to close, subject to the satisfaction of customary closing conditions, on May 10, 2007.  We intend to use the net proceeds from the offering, together with available cash on hand and/or bank debt, to finance the partial redemption of our existing 8.0% Senior Subordinated Notes, due 2012.

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

•                  the success of our multi-channel broadcasting initiatives; and

•                  the results of prior year tax audits by taxing authorities.

Other matters set forth in this report, including the Risk Factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission, may also cause actual results in the future to differ materially from those described in the forward-looking statements.  We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this report might not occur.

The following table sets forth certain operating data for the three months ended March 31, 2007 and 2006:

STATEMENT OF OPERATIONS DATA
(in thousands, except per share data)

	2007	2006
Statement of Operations Data:
Net broadcast revenues (a)	$150,169	$147,925
Revenues realized from station barter arrangements	13,799	11,805
Other operating divisions’ revenues	2,887	3,737
Total revenues	166,855	163,467

Station production expenses	36,626	38,109
Station selling, general and administrative expenses	34,278	34,146
Expenses recognized from station barter arrangements	12,465	10,825
Amortization of program contract costs and net realizable value adjustments	21,384	18,623
Depreciation and amortization expenses (b)	15,264	16,613
Other operating divisions’ expenses	3,546	3,989
Corporate general and administrative expenses	5,964	5,806
Operating income	37,328	35,356

Interest expense and amortization of debt discount and deferred financing costs	(26,382)	(29,710)
Interest income	388	46
Loss from sale of assets	(12)	(287)
Loss from extinguishment of debt	(15,681)	(623)
Unrealized gain from derivative instruments	1,057	2,881
(Loss) income from equity and cost investees	(12)	6,099
Other income (expense), net	221	(125)
(Loss) income from continuing operations before income taxes	(3,093)	13,637
Income tax benefit (provision)	843	(6,561)
(Loss) income from continuing operations	(2,250)	7,076

Discontinued Operations:
(Loss) income from discontinued operations, net of taxes	(139)	1,168
Gain from discontinued operations, net of taxes	—	1,774
Net (loss) income available to common shareholders	$(2,389)	$10,018

Basic and Diluted (Loss) Earnings Per Common Share:
(Loss) earnings per common share from continuing operations	$(0.03)	$0.08
Earnings per common share from discontinued operations	$—	$0.03
(Loss) earnings per common share	$(0.03)	$0.11
Weighted average common shares outstanding	86,140	85,533
Weighted average common and common equivalent shares outstanding	86,140	85,535
Dividends declared per common share	$0.15	$0.10

	March 31, 2007	December 31, 2006
Balance Sheet Data:
Cash and cash equivalents	$15,450	$67,408
Total assets	$2,186,806	$2,271,580
Total debt (c)	$1,347,271	$1,413,623
Total shareholders’ equity	$264,566	$266,645

(a)          “Net broadcast revenues” is defined as station broadcast revenues, net of agency commissions.

(b)         Depreciation and amortization includes depreciation of property and equipment and amortization of definite-lived intangible broadcasting assets and other assets.

(c)          “Total debt” is defined as notes payable, capital leases and commercial bank financing, including the current and long-term debt, net of unamortized discount and capital lease obligations, including current portion thereof.

The following Management’s Discussion and Analysis provides qualitative and quantitative information about our financial performance and condition and should be read in conjunction with our consolidated financial statements and the accompanying notes to those statements.  This discussion consists of the following sections:

Executive Overview — a description of our business and financial highlights since 2006;

Recent Accounting Pronouncements — a description of new accounting pronouncements that apply to us;

Results of Operations — an analysis of our revenues and expenses for the three months ended March 31, 2007 and 2006, including comparisons between quarters and expectations for the three months ended June 30, 2007; and

Liquidity and Capital Resources — an analysis of our cash flows from or used in operating activities, investing activities and financing activities and an update of our debt repurchases during the quarter.

EXECUTIVE OVERVIEW

We believe that we are one of the largest and most diversified television broadcasting companies in the United States.  We currently own, provide programming and operating services pursuant to local marketing agreements (LMAs) or provide, or are provided, sales services pursuant to outsourcing agreements to 58 television stations in 36 markets.  For the purpose of this report, these 58 stations are referred to as “our” stations.  We currently have 12 duopoly markets where we own and operate two stations within the same market, with two exceptions where we own and operate two stations in the market and provide or are provided programming and operating services to, or by, another station within the market.  We have nine LMA markets where we own and operate one station in the market and provide or are provided programming and operating services to, or by, another station within the same market, with one exception where we provide programming and operating services to one station within a market and do not own and operate another station within that same market.  In the remaining 15 markets, we own and operate a single television station.

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

Sinclair Television Group, Inc. (STG), a wholly owned subsidiary of Sinclair Broadcast Group, Inc. (SBG), is the primary obligor under our existing Bank Credit Agreement, as amended, and the 8% Senior Subordinated Notes, due 2012 and STG was the primary obligor under the 8.75% Senior Subordinated Notes, due 2011, which were redeemed in full on January 22, 2007.  Our Class A Common Stock, Class B Common Stock, the 6.0% Convertible Debentures, due 2012 and the 4.875% Convertible Senior Notes, due 2018 are obligations or securities of SBG and are not obligations or securities of STG and the 3.0% Convertible Senior Notes, due 2027 that we expect to issue on May 10, 2007 will be obligations of SBG alone.

First Quarter 2007 Highlights

•                  In January 2007, we entered into a three-year retransmission consent agreement with Time Warner Cable for the carriage of the analog and digital signals of 35 stations in 22 markets, representing approximately 6.0 million of Time Warner’s subscribers;

•                  In February 2007, we increased our annual dividend to $0.60 per share;

•                  In February 2007, we entered into a three-year retransmission consent agreement with Mediacom Communications Corporation for the carriage of the analog and digital signals of 24 station in 16 markets, representing approximately 0.7 million of Mediacom’s subscribers;

•                  In March 2007, we entered into a four-year renewal of our retransmission consent agreement with Comcast Corporation. for the carriage of the analog and digital signals of 37 stations in 23 markets, representing approximately 3.4 million of Comcast’s cable subscribers;

•                  We redeemed, in full, our 8.75% Senior Subordinated Notes, due 2011 on January 22, 2007, which resulted in a $15.7 million loss on extinguishment of debt;

•                  Our retransmission consent agreements, including the advertising component, generated $11.3 million in total net broadcast revenues during the first quarter of 2007 compared to $5.8 million during the same period in 2006; and

•                  Local advertising revenues were flat in the first quarter 2007 versus the first quarter 2006, while national advertising revenues decreased 5.0%, in part due to lower Super Bowl advertising revenues, sluggish Ohio market and fewer agency buys on the MyNetworkTV stations.  Local revenues, excluding political revenues, represented 67% of advertising revenues.

Other Highlights

•                  In April 2007, we entered into a retransmission consent agreement with Charter Communications, Inc. for the carriage of the analog and digital signals of 28 stations in 19 markets, representing approximately 1.9 million subscribers;

•                  In April 2007, our FOX affiliate, KOKH-TV in Oklahoma City, Oklahoma expanded its news offering through the addition of a three hour morning newscast;

•                  In April 2007, we became a part of the Open Mobile Video Coalition, which we and eight other broadcasters formed to promote the development of mobile digital broadcasting applications; and

•                  In May 2007, we priced an offering of $300.0 million aggregate principal amount of 3% convertible senior notes, due 2027.  We expect the closing of the offering to occur on the date of filing of this Form 10-Q.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Standards Accounting Board issued Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (SFAS 159). The fair value option established by this statement permits all entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are to be reported in earnings at each subsequent reporting date. This statement is effective for our fiscal year beginning January 1, 2008. We are currently evaluating the impact that adoption of SFAS 159 will have on our consolidated financial statements.

RESULTS OF OPERATIONS

In general, this discussion is related to the results of our continuing operations, except for discussions regarding our cash flows (which also include the results of our discontinued operations).  Unless otherwise indicated, references in this discussion and analysis to the first quarter of 2007 and 2006 refer to the three months ended March 31, 2007 and 2006, respectively.  Additionally, any references to the second, third or fourth quarter are to the three months ended June 30, September 30 and December 31, respectively, for the year being discussed.

Operating Results

The following table presents our revenues from continuing operations, net of agency commissions, for the three months ended March 31, 2007 and 2006 (in millions):

	For the Three Months Ended March 31,
	2007	2006	Percent Change
Local revenues:
Non-political	$91.1	$91.1	—%
Political	0.1	0.1	—%
Total local	91.2	91.2	—%

National revenues:
Non-political	44.7	47.0	(4.9%)
Political	0.5	0.6	(16.7%)
Total national	45.2	47.6	(5.0%)

Other revenues	13.8	9.1	51.6%
Total net broadcast revenues	$150.2	$147.9	1.6%

Net broadcast revenues.  From a revenue category standpoint, the first quarter 2007, when compared to the same period in 2006, was negatively impacted by a decrease in advertising revenues generated from the automotive, fast food, retail-department stores and services sectors.  These decreases were offset by increases in the telecommunications, travel-leisure, schools, entertainment and other sectors.  Automotive, our single largest category representing 20.4% of the quarter’s net time sales was down 5.6%.

The following table presents our time sales revenue from continuing operations, net of agency commissions, by network affiliates for the three months ended March 31, 2007 and 2006 (in millions):

	# of	Percent of Sales	Net Time Sales		Percent
	Stations	2007	2007	2006 (a)	Change
FOX	19	43.5%	$59.4	$54.8	8.4%
ABC	10	21.1%	28.7	32.1	(10.6%)
MyNetworkTV(a)	17	18.9%	25.8	30.1	(14.3%)
The CW (a)	9	14.0%	19.1	18.6	2.7%
CBS	2	1.7%	2.3	2.2	4.5%
NBC	1	0.7%	0.9	1.0	(10.0%)
Digital (b)	4	0.1%	0.2	—	100.0%
Total	62		$136.4	$138.8	(1.7%)

(a)                                  In September 2006, our composition of network affiliates changed as a result of our agreement to air MyNetworkTV programming and the merger of UPN and The WB into a network called The CW.  We have reclassified the revenue from those stations in prior quarters for comparability.

(b)                                 Some of our television stations are broadcasting a second digital signal in accordance with FCC rules.

Political Revenues.  Political revenues decreased by $0.1 million to $0.6 million for the first quarter 2007 when compared to the same period in 2006.  We expect fourth quarter political revenues to be strong for a non-election year due to the many state primaries that have been moved into early 2008.

Local Revenues.  Our revenues from local advertisers, excluding political revenues, were flat during the first quarter 2007 when compared to 2006.  We continue to focus on increasing local advertising revenues through innovative sales and marketing strategies in our markets.  Revenues from our new business initiatives decreased slightly during the first quarter 2007 to $6.7 million from $6.9 million during the same period in 2006.  We experienced increases in our FOX, CW and CBS affiliated markets which were offset by fewer agency buys on the MyNetworkTV stations.  In March 2007, MyNetworkTV changed its program format and we believe that these changes may increase revenue at our MyNetworkTV stations in future periods.  We continue to provide an enhanced sales training course for all of our salespeople with a focus on local revenue sales.  We expect to continue these efforts throughout 2007.

National Revenues.  Our revenues from national advertisers, excluding political revenues, have continued to trend downward over time.  We believe this trend represents a shift in the way national advertising dollars are being spent and we believe it has recently begun accelerating.  Advertisers in major categories like automotive, soft drink and packaged goods are shifting significant portions of their advertising budgets away from spot television into non-traditional media, in-store promotions and product placement in network shows.  Automotive decreases are due to automotive companies reducing advertising budgets and shifting advertising to specific markets.  We expect this trend to continue throughout 2007.  In addition, during the first quarter of 2007, Super Bowl advertising revenues were $2.0 million less than the same period in 2006, due to the shift in network affiliation from ABC to CBS, we had decreases in revenues from our Ohio markets of $0.9 million and decreases in revenue of $3.1 million related to MyNetworkTV stations.

Other Revenues.   Our other revenues consist primarily of revenues from retransmission consent agreements with cable, satellite and telecommunication providers, network compensation, production revenues and revenues from our outsourcing agreements.  Our retransmission consent agreements, including the advertising component, generated $11.3 million in total broadcast revenues during first quarter 2007 compared with $5.8 million during the same period in 2006.  This growth trend is the result of our ability to monetize our existing relationships as cable providers struggle with increased competition from alternative video delivery providers and have begun to recognize the value of our digital and high definition signals and network programming.  Pursuant to EITF 00-21, during first quarter 2007, $9.1 million of the total $11.3 million in revenues generated from our retransmission consent agreements are included in other revenues while the remaining $2.2 million is included in net time sales.  During first quarter 2006, $4.9 million of the total $5.8 million in revenues generated from our retransmission consent agreements are included in other revenues while the remaining $0.9 million is included in net time sales.  We expect further monetization of our agreements throughout 2007.

The following table presents our significant expense categories for the three months ended March 31, 2007 and 2006 (in millions):

	For the Three Months Ended March 31,
	2007	2006	Percent Change

Station production expenses	$36.6	$38.1	(3.9%)
Station selling, general and administrative expenses	$34.3	$34.1	0.6%
Amortization of program contract costs and net realizable value adjustments	$21.4	$18.6	15.1%
Depreciation of property and equipment	$10.9	$12.3	(11.4%)
Corporate general and administrative expenses	$6.0	$5.8	3.4%
Interest expense	$26.4	$29.7	(11.1%)
Unrealized gain from derivative instruments	$1.1	$2.9	(62.1%)
Income from equity and cost investees	$—	$6.1	(100.0%)
Income tax benefit (provision)	$0.8	$(6.6)	112.1%

Station Production Expenses.   Station production expenses decreased during the first quarter 2007 compared to the same period in 2006 as a result of savings from the restructuring of our news operations of $2.2 million and reductions in programming expenses of $0.3 million, rating service expenses of $0.2 million and other miscellaneous expenses of $0.2 million.  These decreases were offset by increases in promotion expenses of $0.7 million in 2007, engineering expenses of $0.4 million, music license fees of $0.2 million, and production expenses of $0.1 million.

Station Selling, General and Administrative Expenses.   Station selling, general and administrative expenses increased slightly during the first quarter 2007 compared to same period in 2006 as a result of increases in national sales representative firm commissions of $0.4 million, property and other taxes of $0.1 million and other miscellaneous expenses of $0.2 million.  These increases were offset by decreases in sales expenses of $0.5 million.

We expect second quarter 2007 station production and station selling, general and administrative expenses excluding barter to trend higher than our first quarter 2007 results.

Amortization of Program Contract Costs.   The amortization of program contract costs increased during the first quarter 2007 compared to the same period in 2006 primarily due to significant program additions during 2006. We expect program contract amortization to trend higher in second quarter 2007 compared to first quarter 2007.

Depreciation of Property and Equipment.  Depreciation of property and equipment decreased in the first quarter 2007 when compared to the same period in 2006.  The decrease is primarily related to a large number of assets that had become fully depreciated during 2006. We expect depreciation on property and equipment to trend higher in second quarter 2007 compared to first quarter 2007.

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

Corporate general and administrative expense increased in the first quarter 2007 when compared to the same period in 2006 due to increases of $0.3 million related to strategic news and investment initiatives, director’s fees of $0.1 million, salary and bonus expense of $0.1 million and other miscellaneous expenses of $0.2 million.  These increases were offset by decreases to insurance expense of $0.3 million, audit and accounting fees of $0.1 million and legal fees of $0.1 million.

We expect corporate overhead expenses to increase in second quarter 2007.

Interest Expense.   Interest expense has been decreasing since 2004.  The decrease during the first quarter 2007 compared to the same period in 2006 is due to the redemption of the 8.75% Senior Subordinated Notes on January 22, 2007 and the expiration in June 2006 of two interest rate swap agreements accounted for as fair value hedges pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (FAS 133).  These decreases were offset by an increase in our Revolving Credit Facility and Term Loan interest.  We expect interest expense net of interest income to decrease in the second quarter 2007 compared to first quarter 2007, assuming no changes in the current interest rate yield curve or changes in our assumption of debt levels for 2007.

Unrealized Gain from Derivative Instruments.  We record gains and losses related to certain of our derivative instruments not treated as hedges in accordance with SFAS 133.  The fair value of our derivative instruments is primarily based on the anticipated future interest rate curves at the end of each period. The decrease in the first quarter 2007 when compared to the same period in 2006 is primarily due to normal market fluctuations.

Income from Equity and Cost Investees.  In the first quarter 2006, we recorded $6.5 million of income from Allegiance Capital LP.  This was a result of the sale and initial public offering of certain of Allegiance’s portfolio companies and was offset by miscellaneous decreases in other investments.

Income Tax Provision.  We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) on January 1, 2007.  The adoption of FIN 48 did not cause a material change to our contingent liability for unrecognized tax benefits.  We decreased the January 1, 2007 balance of retained earnings by $0.6 million to apply the cumulative effect of FIN 48 adoption.  As of the date of adoption, we had $32.9 million of gross unrecognized tax benefits.  Of this total, $17.6 million (net of federal effect on state tax issues) and $7.8 million (net of federal effect on state tax issues) represent the amounts of unrecognized tax benefits that, if recognized, would favorably affect our effective tax rates from continuing operations and discontinued operations, respectively.  At March 31, 2007, we had $33.1 million of gross unrecognized tax benefits.  Of this total, $17.7 million (net of federal effect on state tax issues) and $7.8 million (net of federal effect on state tax issues) represent the amounts of unrecognized tax benefits that, if recognized, would favorably affect our effective tax rates from continuing operations and discontinued operations, respectively.

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.  We had $6.7 million and $0 accrued for interest and penalties, respectively, at January 1, 2007.  We recognized $0.7 million of income tax expense for interest related to uncertain tax positions during the quarter ended March 31, 2007.

The effective tax rate for the quarter ended March 31, 2007 was a benefit of 27.2% as compared to a provision of 48.1% during the same period in 2006.  Due to our pre-tax loss in 2007 compared to our pre-tax income in 2006, we had a change from a provision to a benefit.  The difference between the absolute value of the tax rate between 2007 and 2006 is primarily due to increases during the quarter in our contingent tax liabilities accrual in both years, which resulted in a decrease in our benefit in 2007 and an increase in our provision in 2006.  This change was further magnified due to the small pre-tax loss in 2007 compared to the larger pre-tax income in 2006.

Other Operating Divisions’ Revenue and Expense

The following table presents Other Operating Divisions’ revenue and expenses related to G1440 Holdings, Inc. (G1440), our software development and consulting company and Acrodyne Communications, Inc. (Acrodyne), a manufacturer of television transmissions systems, for the three months ended March 31, 2007 and  2006 (in millions):

	For the three months ended March 31,		Percent Change
	2007	2006	‘07 vs. ‘06
Revenues:
G1440	$2.3	$2.2	4.5%
Acrodyne	$0.6	$1.6	(62.5%)

Expenses:
G1440	$2.4	$2.2	9.1%
Acrodyne	$1.1	$1.7	(35.3%)

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash provided by operations and availability under our Bank Credit Agreement, as amended (the Bank Credit Agreement).  As of March 31, 2007, we had $15.5 million in cash and cash equivalent balances and working capital of approximately $24.9 million.  We anticipate that cash flow from our operations and borrowings under the Revolver will be sufficient to continue paying dividends under our current policy and to satisfy our debt service obligations, capital expenditure requirements and working capital needs for the next year.  As of March 31, 2007, we had borrowed $98.8 million under our Term Loan A, $225.0 million under our Term Loan A-1 and $15.0 million under our Revolver.  Our ability to draw on our Revolver is based on pro forma trailing cash flow levels as defined in our Bank Credit Agreement.  As of March 31, 2007, $160.0 million of current borrowing capacity was available under our Revolver.  As of March 31, 2007, we had $350.0 million of availability under our universal shelf registration statement filed with the Securities and Exchange Commission that expires on November 30, 2008.

On January 22, 2007, we redeemed in full, the $307.4 million aggregate principal amount of our 8.75% Senior Subordinated Notes, due 2011 (the 2011 Notes).  The redemption was effected in accordance with the terms of the indenture governing the 2011 Notes at a redemption price of 104.375% of the principal amount of the 2011 Notes plus accrued and unpaid interest.  As a result of the redemption, we recorded a loss from extinguishment of debt of $15.7 million representing the redemption premium and write-off of certain debt acquisition costs.  The redemption of the 2011 Notes and payment of accrued interest was funded from the net proceeds of the $225.0 million Term Loan A-1, additional borrowings under the Revolver of $23.0 million and cash on hand of $59.4 million.

On May 3, 2007, we announced that we had priced an offering of $300.0 million aggregate principal amount of convertible senior notes, due 2027 (2027 notes) at an interest rate of 3% per year.   Upon certain conditions the 2027 notes, will be convertible into cash and, in certain circumstances, shares of class A common stock prior to maturity at an initial conversion price of $20.43 per share, subject to adjustment, which is equal to an initial conversion rate of approximately 48.9476 shares of class A common stock per $1,000 principal amount of notes.  We will be required to pay contingent cash interest to the holders of notes during any six-month period from May 15 to November 14 and from November 15 to May 14, commencing with the period beginning May 20, 2010 if the average note price for the applicable five trading day period equals 120% or more of the principal amount of such notes.  The amount of contingent cash interest payable per note in respect of any six-month period will equal 0.375% per year of the average note price for the applicable five trading day period.  The 2027 notes may not be redeemed prior to May 20, 2010 and may thereafter be redeemed by us at par.  We have granted the underwriters of the notes an option to purchase up to an additional aggregate $45.0 million principal amount of the notes.  The offering was made pursuant to our universal shelf registration statement previously filed with the Securities and Exchange Commission and is expected to close, subject to the satisfaction of customary closing conditions, on May 10, 2007.  We intend to use the net proceeds from the offering, together with available cash on hand and/or bank debt, to finance the partial redemption of our existing 8.0% Senior Subordinated Notes, due 2012.

We expect to continue to monitor the trading of our debt in the open market and when it makes financial sense, we may repurchase additional amounts from time to time.  We also will consider the options available to us regarding the redemption of our various debt instruments outstanding.

Sources and Uses of Cash

The following table sets forth our cash flows for the three months ended March 31, 2007 and 2006 (in millions):

	As of March 31,
	2007	2006
Net cash flows from operating activities	$23.2	$23.5

Cash flows from (used in) investing activities:
Acquisition of property and equipment	$(6.5)	$(4.7)
Payments for acquisition of television stations	—	(1.7)
Dividends and distributions from cost investees	0.4	—
Proceeds from the sale of broadcast assets related to discontinued operations	—	1.4
Proceeds from the sale of assets	—	1.4
Other	—	(0.1)
Net cash flows used in investing activities	$(6.1)	$(3.7)

Cash flows from (used in) financing activities:
Proceeds from notes payable, commercial bank financing and capital leases	$276.5	$49.0
Repayments of notes payable, commercial bank financing and capital leases	(345.2)	(61.1)
Proceeds from exercise of stock options	11.4	—
Dividends paid on Class A and Class B Common Stock	(10.6)	(8.5)
Other	(1.2)	(1.0)
Net cash flows used in financing activities	$(69.1)	$(21.6)

Operating Activities

Net cash flows from operating activities decreased during the first quarter 2007 compared to the same period in 2006.  During first quarter 2007, we received $5.9 million less in distributions from equity investees and made $18.6 million more in interest payments.  These amounts were offset in part by cash receipts from customers, net of cash payments to vendors for operating expenses and other working capital cash activities that were $14.5 million greater in first quarter 2007 compared to the same period in  2006.  Additionally, in the first quarter 2007, we made $5.7 million less in program payments and $4.0 million less in cash tax payments.   Tax payments in 2006 primarily related to station sales.

We expect to have a decrease in interest payments in the second quarter 2007 compared to the first quarter 2007.  We expect program payments to remain flat in the second quarter 2007 compared to the first quarter 2007.

Investing Activities

Net cash flows used in investing activities increased during the first quarter 2007 compared to the same period in 2006.  During the first quarter 2007, we received less than $0.1 million related to the sale of certain broadcasting assets.  During the first quarter

2006, we received $1.4 million related to the sale of WEMT-TV in Tri-Cities, Tennessee and $1.4 million related to the sale of certain broadcasting assets.  During the first quarter 2007, there was an increase in capital expenditures of $1.8 million as compared to the first quarter 2006.  This increase is primarily related to spending on building improvement projects.  These increases were offset by a decrease in payments related to station purchase options.  During first quarter 2006, we paid $1.7 million related to the purchase option for WDKA-TV in Paducah, Kentucky.  Additionally, we received a $0.4 distribution of our investment from Sterling Venture Partners, L.P., one of our cost method investees, in first quarter 2007.

For second quarter 2007, we anticipate incurring higher capital expenditures than incurred in the first quarter 2007 primarily related to station maintenance, equipment replacement and consolidation of building and tower needs in some markets.  We expect to fund such capital expenditures with cash generated from operating activities and borrowings under our Bank Credit Agreement.

Financing Activities

Net cash flows used in financing activities increased significantly in the first quarter of 2007 compared to the same period in 2006 primarily because we utilized the cash from our operating activities to repay debt and redeem our 8.75% Senior Subordinated Notes, due 2011.  Our debt repayments to non-affiliates, net of debt issuances in 2007, were $68.7 million compared to $12.1 million in 2006.  Additionally, we paid $2.1 million more in common stock dividends during the first quarter 2007 as compared to the first quarter 2006.  These increases were offset by proceeds from the exercise of stock options for first quarter 2007 of $11.4 million.

Currently, we expect to continue to pay a quarterly dividend rate of $0.15 per share and to fund these dividends with cash generated from operating activities and borrowings under our Bank Credit Agreement.

Seasonality/Cyclicality

Our operating results are usually subject to seasonal fluctuations.  Usually, the second and fourth quarter operating results are higher than the first and third quarters because advertising expenditures are increased in anticipation of certain seasonal and holiday spending by consumers.

Our operating results are usually subject to fluctuations from political advertising.  In even years, political spending is usually significantly higher than in odd years due to advertising expenditures preceding local and national elections.  Additionally, every four years, political spending is elevated further due to advertising expenditures preceding the presidential election.  However, we expect the television industry to begin to generate increased revenues in odd-number years preceding presidential elections such as 2007 due to earlier state primary dates and an increase in political advertising budgets.

CONTRACTUAL CASH OBLIGATIONS

During first quarter 2007, we redeemed in full the $307.4 million aggregate principal amount of our 2011 Notes.  This redemption was funded from the net proceeds of the $225.0 million Term Loan A-1, additional borrowings under the Revolver of $23.0 million and cash on had of $59.4 million.  There were no other material changes outside the ordinary course of business to our contractual cash obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 3.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates.  We enter into derivative instruments primarily for the purpose of reducing the impact of changing interest rates on our floating rate debt and to reduce the impact of changing fair market values on our fixed rate debt.  We account for our derivative instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.

As of March 31, 2007, we had two derivative instruments.  Both of these instruments are interest rate swap agreements.  One of these swap agreements with a notional amount of $180.0 million and expiring on March 15, 2012 is accounted for as a fair value hedge; therefore, any changes in its fair market value are reflected as an adjustment to the carrying value of our 8.0% Senior Subordinated Notes, due 2012 which is the underlying debt being hedged.  During 2006, the other interest rate swap agreement was undesignated as a fair value hedge due to a reassignment of the counterparty; therefore, any subsequent changes in the fair market value are reflected as an adjustment to income.  The notional amount of this swap agreement is $120.0 million and it expires on March 15, 2012.  The interest we pay on both interest rate swap agreements is floating based on the three-month London Interbank Offered Rate (LIBOR) plus 2.28% and the interest we receive is at 8%.  The fair market value of these agreements is estimated by obtaining quotations from the international financial institution which is a party to the contract.  The fair value is an estimate of the net amount that we would pay on the balance sheet date if we cancelled the contracts or transferred them to other parties and includes net accrued interest receivable.  This amount was a net asset of $3.0 million and $5.6 million as of March 31, 2007 and December 31, 2006, respectively.

To determine the sensitivity of these derivative instruments to changes in interest rates, we also obtain quotations from the party to the contract that estimate the pro forma fair market value of the instruments on March 31, 2007 if current interest rates were higher by 1% or lower by 1%.  As of March 31, 2007, the fair market value of these instruments would be a liability of $6.2 million if interest rates were 1% higher and an asset of $9.3 million if interest rates were 1% lower than current rates.

During May 2003, we completed an issuance of $150.0 million aggregate principal amount of 4.875% Convertible Senior Notes, due 2018.  Under certain circumstances, we will pay contingent cash interest to the holder of the convertible notes during any six month period from January 15 to July 14 and from July 15 to January 14, commencing with the six month period beginning January 15, 2011.  The contingent interest feature is an embedded derivative which had a negligible fair value as of March 31, 2007.

We are also exposed to risk from a change in interest rates to the extent we are required to refinance existing fixed rate indebtedness at rates higher than those prevailing at the time the existing indebtedness was incurred.  As of March 31, 2007, we had senior subordinated notes totaling $618.3 million, convertible senior bonds totaling $150.0 million and convertible subordinated bonds totaling $153.2 million expiring in the years 2012, 2018 and 2012, respectively.  Based on the quoted market price, the fair value of the notes and bonds was $933.5 million as of March 31, 2007.  Generally, the fair market value of the notes and bonds will decrease as interest rates rise and increase as interest rates fall.  We estimate that a 1.0% increase from prevailing interest rates would result in a decrease in fair value of the notes and bonds by $44.7 million as of March 31, 2007.  The estimates related to the increase or decrease of interest rates are based on assumptions for forecasted future interest rates.

The fair value of the notes and bonds was $1.2 billion as of December 31, 2006 and at that time we estimated that a 1.0% increase in prevailing interest rates would have resulted in a decrease of $57.4 million in fair value.  This indicates that our exposure to risk from a change in interest rates has not materially changed since December 31, 2006.

On January 22, 2007, we redeemed in full our 8.75% Senior Subordinated Notes, due 2011 using the proceeds from our $225.0 million Term Loan A-1 and borrowing under the Revolver.  This transaction increases our risk to increases in interest rates as the Term Loan A-1 and Revolver both accrue interest with a variable.

On May 3, 2007, we announced that we had priced an offering of $300.0 million aggregate principal amount of convertible senior notes, due 2027 (2027 notes) at an interest rate of 3% per year.   Upon certain conditions the 2027 notes, will be convertible into cash and, in certain circumstances, shares of class A common stock prior to maturity at an initial conversion price of $20.43 per share, subject to adjustment, which is equal to an initial conversion rate of approximately 48.9476 shares of class A common stock per $1,000 principal amount of notes.  We will be required to pay contingent cash interest to the holders of notes during any six-month period from May 15 to November 14 and from November 15 to May 14, commencing with the period beginning May 20, 2010 if the average note price for the applicable five trading day period equals 120% or more of the principal amount of such notes.  The amount of contingent cash interest payable per note in respect of any six-month period will equal 0.375% per year of the average note price for the applicable five trading day period.  The 2027 notes may not be redeemed prior to May 20, 2010 and may thereafter be redeemed by us at par.  We have granted the underwriters of the notes an option to purchase up to an additional aggregate $45.0 million principal amount of the notes.  The offering was made pursuant to our universal shelf registration statement previously filed with the Securities and Exchange Commission and is expected to close, subject to the satisfaction of customary closing conditions, on May 10, 2007.  We intend to use the net proceeds from the offering, together with available cash on hand and/or bank debt, to finance the partial redemption of our existing 8.0% Senior Subordinated Notes, due 2012.

ITEM 4.                    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of March 31, 2007, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during or subsequent to the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 6.  EXHIBITS

Exhibit Number	Description

10.1	Stock Appreciation Right Agreement between Sinclair Broadcast Group, Inc., and David D. Smith dated April 2, 2007

31.1	Certification by David D. Smith, as Chairman and Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (1 5 U.S.C. § 7241)

31.2	Certification by David B. Amy, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (1 5 U.S.C. § 7241)

32.1	Certification by David D. Smith, as Chairman and Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to § 906 of the Sarbanes-Oxley Act of 2002 ( 18 U.S.C § 1350)

32.2	Certification by David B. Amy, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to § 906 of the Sarbanes-Oxley Act of 2002 ( 18 U.S.C § 1350)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on the 10th day of May 2007.

SINCLAIR BROADCAST GROUP, INC.

By:	/s/ David R. Bochenek
David R. Bochenek
Vice President/Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1	Stock Appreciation Right Agreement between Sinclair Broadcast Group, Inc., and David D. Smith dated April 2, 2007

31.1	Certification by David D. Smith, as Chairman and Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241)

31.2	Certification by David B. Amy, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241)

32.1	Certification by David D. Smith, as Chairman and Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C § 1350)

32.2	Certification by David B. Amy, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C § 1350)