Form 10-Q
period 2007-06-30
SINCLAIR BROADCAST GROUP INC
filed 2007-08-09
CIK 912752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large accelerated filer ☐         Accelerated filer ☒         Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of each class	Number of shares outstanding as of August 3, 2007
Class A Common Stock	52,818,338
Class B Common Stock	34,453,859

SINCLAIR BROADCAST GROUP, INC.

FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2007

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	As of June 30, 2007	As of December 31, 2006
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,181	$67,408
Accounts receivable, net of allowance for doubtful accounts of $3,982 and $3,985, respectively	133,752	130,227
Affiliate receivable	12	12
Current portion of program contract costs	39,623	65,322
Income taxes receivable	12,665	3,625
Prepaid expenses and other current assets	14,661	12,904
Deferred barter costs	3,260	2,509
Deferred tax assets	8,313	8,340
Total current assets	221,467	290,347

PROGRAM CONTRACT COSTS, less current portion	31,739	49,187
PROPERTY AND EQUIPMENT, net	263,721	274,962
GOODWILL, net	1,017,813	1,007,268
BROADCAST LICENSES, net	409,620	409,620
DEFINITE-LIVED INTANGIBLE ASSETS, net	194,854	205,147
OTHER ASSETS	43,568	35,049
Total assets	$2,182,782	$2,271,580

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,189	$4,849
Accrued liabilities	76,200	89,695
Current portion of notes payable, capital leases and commercial bank financing	43,441	98,265
Current portion of notes and capital leases payable to affiliates	3,804	3,985
Current portion of program contracts payable	66,706	85,746
Deferred barter revenues	3,044	2,388
Total current liabilities	197,384	284,928

LONG-TERM LIABILITIES:
Notes payable, capital leases and commercial bank financing, less current portion	1,292,060	1,290,899
Notes payable and capital leases to affiliates, less current portion	18,674	20,474
Program contracts payable, less current portion	76,919	97,369
Deferred tax liabilities	278,357	282,317
Other long-term liabilities	61,687	28,263
Total liabilities	1,925,081	2,004,250

MINORITY INTEREST IN CONSOLIDATED ENTITIES	705	685

SHAREHOLDERS’ EQUITY:
Class A Common Stock, $.01 par value, 500,000,000 shares authorized, 51,570,203 and 47,552,682 shares issued and outstanding, respectively	516	476
Class B Common Stock, $.01 par value, 140,000,000 shares authorized, 35,687,593 and 38,348,331 shares issued and outstanding, respectively, convertible into Class A Common Stock	357	383
Additional paid-in capital	613,579	596,667
Accumulated deficit	(355,100)	(328,406)
Accumulated other comprehensive loss	(2,356)	(2,475)
Total shareholders’ equity	256,996	266,645
Total liabilities and shareholders’ equity	$2,182,782	$2,271,580

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
REVENUES:
Station broadcast revenues, net of agency commissions	$161,427	$163,771	$311,596	$311,696
Revenues realized from station barter arrangements	15,772	13,629	29,571	25,434
Other operating divisions’ revenues	3,466	7,692	6,353	11,429
Total revenues	180,665	185,092	347,520	348,559

OPERATING EXPENSES:
Station production expenses	39,279	37,085	75,905	75,194
Station selling, general and administrative expenses	34,637	34,633	68,915	68,780
Expenses recognized from station barter arrangements	14,279	12,503	26,744	23,328
Amortization of program contract costs and net realizable value adjustments	23,108	22,683	44,492	41,306
Other operating divisions’ expenses	4,079	7,773	7,625	11,762
Depreciation of property and equipment	11,632	12,686	22,529	24,973
Corporate general and administrative expenses	7,427	6,113	13,391	11,919
Amortization of definite-lived intangible assets and other assets	4,365	4,435	8,732	8,760
Total operating expenses	138,806	137,911	268,333	266,022
Operating income	41,859	47,181	79,187	82,537
OTHER INCOME (EXPENSE):
Interest expense and amortization of debt discount and deferred financing costs	(25,887)	(28,625)	(52,269)	(58,335)
Interest income	1,701	304	2,089	350
Gain (loss) from sale of assets	4	18	(8)	(269)
Loss from extinguishment of debt	(14,967)	(256)	(30,648)	(879)
(Loss) gain from derivative instruments	(1,654)	26	(597)	2,907
(Loss) income from equity and cost method investments	(880)	36	(892)	6,135
Other income, net	455	607	676	482
Total other expense	(41,228)	(27,890)	(81,649)	(49,609)
Income (loss) from continuing operations before income taxes	631	19,291	(2,462)	32,928

INCOME TAX BENEFIT (PROVISION)	1,195	(8,498)	2,038	(15,059)
Income (loss) from continuing operations	1,826	10,793	(424)	17,869
DISCONTINUED OPERATIONS:
Income (loss) from discontinued operations, net of related income tax benefit (provision) of $371, ($510), $232 and $604, respectively	371	(510)	232	658
Gain from discontinued operations, net of related income tax provision of $0, $0, $0 and $885, respectively	—	—	—	1,774
NET INCOME (LOSS)	$2,197	$10,283	$(192)	$20,301

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE:
Earnings per common share from continuing operations	$0.02	$0.13	$—	$0.21
(Loss) earnings per common share from discontinued operations	$—	$(0.01)	$—	$0.03
Earnings per common share	$0.03	$0.12	$—	$0.24
Weighted average common shares outstanding	87,122	85,692	86,634	85,593
Weighted average common and common equivalent shares outstanding	87,282	85,734	86,634	85,634
Dividends declared per common share	$0.15	$0.10	$0.30	$0.20

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2007
(In thousands) (Unaudited)

	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

BALANCE, December 31, 2006	$476	$383	$596,667	$(328,406)	$(2,475)	$266,645
Adjustment related to adoption of FIN 48, effective January 1, 2007	—	—	—	(589)	—	(589)
Dividends declared on Class A and Class B Common Stock	—	—	—	(25,913)	—	(25,913)
Class A Common Stock issued pursuant to employee benefit plans	14	—	15,068	—	—	15,082
Class B Common Stock converted into Class A Common Stock	26	(26)	—	—	—	—
Tax benefit of nonqualified stock options exercised	—	—	1,844	—	—	1,844
Amortization of net periodic pension benefit costs	—	—	—	—	119	119
Net loss	—	—	—	(192)	—	(192)
BALANCE, June 30, 2007	$516	$357	$613,579	$(355,100)	$(2,356)	$256,996

Other comprehensive loss:
Net loss	$—	$—	$—	$(192)	$—	$(192)
Amortization of net periodic pension benefit costs	—	—	—	—	119	119
Comprehensive (loss) income	$—	$—	$—	$(192)	$119	$(73)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net (loss) income	$(192)	$20,301
Adjustments to reconcile net (loss) income to net cash flows from operating activities:
Amortization of debt discount, net of debt premium	1,154	889
Depreciation of property and equipment	22,529	24,974
Recognition of deferred revenue	(114)	(2,819)
Accretion of capital leases	463	275
Loss (income) from equity and cost method investments	1,059	(6,135)
Loss on sale of property	8	269
Gain on sale of broadcast assets related to discontinued operations	—	(2,659)
Loss (gain) from derivative instruments	597	(2,907)
Amortization of definite-lived intangible assets and other assets	8,732	8,760
Amortization of program contract costs and net realizable value adjustments	44,492	41,306
Amortization of deferred financing costs	1,364	1,366
Stock-based compensation	2,673	1,020
Excess tax benefits for stock options exercised	(1,844)	—
Loss on extinguishment of debt, non-cash portion	3,399	831
Amortization of net periodic pension benefit costs	119	—
Amortization of derivative instruments	558	269
Deferred tax provision related to operations	4,274	17,528
Deferred tax benefit related to discontinued operations	—	(1,177)
Net effect of change in deferred barter revenues and deferred barter costs	(95)	(131)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in accounts receivable, net	1,727	235
Increase in affiliate receivable	—	(4,250)
Increase in income taxes receivable	(6,568)	(2,431)
Decrease in prepaid expenses and other current assets	1,195	4,618
(Increase) decrease in other assets	(399)	403
(Increase) decrease in accounts payable and accrued liabilities	(421)	4,498
Decrease in income taxes payable	—	(772)
Decrease in other long-term liabilities	(4,731)	(1,675)
Increase in minority interest	20	38
Dividends and distributions from equity and cost method investees	1,088	6,219
Payments on program contracts payable	(40,835)	(49,052)
Net cash flows from operating activities	40,252	59,791
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(9,962)	(9,536)
Payments for acquisition of television station	—	(1,710)
Payments for acquisition of an other operating divisions’ company	(15,997)	—
Dividends and distributions from cost method investees	720	—
Investments in equity and cost method investees	—	(131)
Proceeds from the sale of assets	12	1,376
Proceeds from the sale of broadcast assets related to discontinued operations	—	1,400
Loans to affiliates	(79)	(71)
Proceeds from loans to affiliates	79	69
Net cash flows used in investing activities	(25,227)	(8,603)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	671,700	69,000
Repayments of notes payable, commercial bank financing and capital leases	(726,083)	(99,403)
Proceeds from exercise of stock options, including excess tax benefits of $1,844	13,696	—
Dividends paid on Class A and Class B Common Stock	(23,562)	(16,960)
Payments for deferred financing costs	(6,756)	—
Payments for derivative terminations	—	(3,750)
Repayments of notes and capital leases to affiliates	(2,247)	(2,120)
Net cash flows used in financing activities	(73,252)	(53,233)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(58,227)	(2,045)
CASH AND CASH EQUIVALENTS, beginning of period	67,408	9,655
CASH AND CASH EQUIVALENTS, end of period	$9,181	$7,610

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

Discontinued Operations

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we reported the financial position and results of operations of WEMT-TV in Tri-Cities, Tennessee as discontinued operations in the accompanying consolidated balance sheets and consolidated statements of operations.  Discontinued operations have not been segregated in the consolidated statements of cash flows; therefore, amounts for certain captions will not agree with the accompanying consolidated balance sheets and consolidated statements of operations.  The operating results of WEMT-TV are not included in our consolidated results from continuing operations for the three and six months ended June 30, 2007 and 2006.  See Note 10. Discontinued Operations, for additional information.

Interim Financial Statements

The consolidated financial statements for the three and six months ended June 30, 2007 and 2006 are unaudited.  In the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows for these periods.

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

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (SFAS 159). The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are to be reported in earnings at each subsequent reporting date. This Statement is effective for our fiscal year beginning January 1, 2008. We are currently evaluating the impact that adoption of SFAS 159 will have on our consolidated financial statements.

In May 2007, the FASB issued FASB Staff Position (FSP) FIN 48-1, Definition of ‘Settlement’ in FASB Interpretation No. 48. This FSP amends FASB Interpretation No.48, Accounting for Uncertainty in Income Taxes (FIN 48), to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The guidance in this FSP should be applied by companies upon the initial adoption of FIN 48. This statement did not have a material impact on our consolidated financial statements.

In June 2007, the Emerging Issues Task Force (EITF) issued the consensus on Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards. The provisions require companies to recognize the tax benefits of dividends on unvested share-based payments in equity and reclassify the tax benefits from additional paid-in capital to the income statement when the related award is forfeited. The provisions are effective prospectively starting January 1, 2008. We do not expect the impact of this issue to have a material effect to our consolidated financial statements.

In June 2007, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 07-1, Clarification of the Scope of the Audit and Accounting Guide on Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies. This SOP provides guidance for applicable principle and disclosure requirements for parent companies and equity method investors in investment companies that retain investment company accounting in the parent company’s consolidated financial statements or the financial statements of an equity method investor. The provisions of this SOP are effective for fiscal years beginning January 1, 2008.  We are currently evaluating the impact this statement will have on our consolidated financial statements.

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

Acquisition

In May 2007, we acquired Triangle Sign & Service, Inc. (Triangle), a Baltimore-based company whose primary business is to design and fabricate commercial signs for retailers, sports complexes and other commercial businesses, for $16.0 million.  We consolidate Triangle’s financial statements and expect to finalize the purchase price allocation in third quarter 2007.  The acquisition of Triangle is not material to our consolidated financial statements.  This acquisition is shown in the statement of cash flows as payments for acquisition of an other operating divisions’ company.

Restructuring Costs

During the year ended December 31, 2006, we incurred costs associated with restructuring the news operations at certain of our stations.  Specifically, on or before March 31, 2006, we ceased our locally-produced news broadcasts in nine of our markets and, consequently, let go of our news employees and cancelled our news-related contracts.  As of June 30, 2007, there is no remaining unpaid balance related to the restructuring plan.  We recorded restructuring charges in station production expenses.  All restructuring costs were associated with our broadcast segment.

Reclassifications

Certain reclassifications have been made to the prior periods’ consolidated financial statements to conform with the current period’s presentation.

2.   STOCK-BASED COMPENSATION:

On April 2, 2007, 200,000 stock-settled stock appreciation rights (SARs) were granted pursuant to the 1996 Long-Term Incentive Plan (LTIP).  The SARs have a 10-year term and vest immediately.  The SARs had a grant date fair value of $1.0 million.  We valued the SARs in accordance with SFAS No. 123R, Share-Based Payment, using the Black-Scholes model and the following assumptions:

Risk-free interest rate	5.17%
Expected life	10 years
Expected volatility	36.16%
Annual dividend yield	3.96%

For each of the three and six months ended June 30, 2007, we recorded expense of $1.0 million related to this grant.  We did not issue any SARs in 2006.  This expense reduced our consolidated income, but had no effect on our consolidated cash flows.

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

Changes in the Rules on Television Ownership and Local Marketing Agreements

There have been no material changes to the Federal Communications Commission (FCC) rules on television ownership and local marketing agreements during the six months ended June 30, 2007.  Please refer to Note 11. Commitments and Contingencies in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

In addition, the FCC concluded that starting on January 2, 2007, a digital broadcaster must air an additional half hour of “core” children’s programming per every increment of 1 to 28 hours of free video programming provided in addition to the main DTV program stream.  Furthermore, “core” children’s educational programs, in order to qualify as such, are required to be identified as educational and informational programs over-the-air at the time they are broadcast and are required to be identified in the children’s programming reports, which are required to be placed quarterly in stations’ public inspection files and filed quarterly with the FCC.

On April 17, 2007, the FCC requested comments on the status of children’s television programming and compliance with the Children’s Television Act and the FCC’s rules.

FCC License Renewals

On August 1, 2005, we filed applications with the FCC requesting renewal of the broadcast licenses for WCGV-TV and WVTV-TV in Milwaukee, Wisconsin.  On November 1, 2005, the Milwaukee Public Interest Media Coalition filed a petition with the FCC to deny these renewal applications.  On June 13, 2007, the Video Division of the FCC denied the petition to deny, and subsequently, the Milwaukee Public Interest Media Coalition filed a petition for reconsideration of that decision, which is pending.

On June 18, 2007, the FCC granted the license renewal application of WABM-TV in Birmingham, Alabama.

Other FCC Adjudicatory Proceedings

As a result of the February 2, 2007 retransmission consent agreement reached with Mediacom, on February 5, 2007, Mediacom filed a motion to withdraw and dismiss with prejudice the application with the full commission for review and its other associated pleadings.  On June 18, 2007, the FCC granted Mediacom’s motion to withdraw.

On November 7, 2006, the FCC sent a letter to us requesting information regarding the broadcast of certain programming, by forty-one stations licensed to us, without proper sponsorship identification in alleged violation of federal law and the FCC’s rules.  We denied that the stations violated federal law or the FCC’s rules.  On July 23, 2007, the FCC dismissed the complaints and closed its investigation.

On April 26, 2007, the FCC sent letters to two of our stations, WUHF-TV in Rochester, New York and WSYX-TV in Columbus, Ohio, requesting information regarding the broadcast of certain video news releases without proper sponsorship identification in alleged violation of federal law and the FCC’s rules.  We denied that the stations violated federal law or the FCC’s rules.  The inquiry proceeding is currently in process.

On May 1, 2007, the FCC sent a letter to WRLH-TV in Richmond, Virginia, requesting information regarding the alleged broadcast of indecent material during an advertisement.  We denied that the station broadcast indecent material.  The inquiry proceeding is currently in process.

Liquidity Assurance

On May 26, 2005, we entered into a twelve-month limited scope liquidity assurance with Acrodyne Communications, Inc. (Acrodyne), one of our majority-owned consolidated subsidiaries.  On July 14, 2006, we extended the liquidity assurance for an additional twelve-month period.  Pursuant to this agreement, we provided Acrodyne sufficient funding to cover any necessary working capital needs through May 25, 2007, when Acrodyne was not able to provide that funding on its own.  In connection with this liquidity assurance, we established a $0.5 million line of credit for Acrodyne.  Interest on any unpaid indebtedness is calculated on a daily basis at LIBOR plus 225 basis points per annum.  As of June 30, 2007, Acrodyne had borrowed $0.5 million under this line of credit.  The liquidity assurance was not extended in 2007.

4.   SUPPLEMENTAL CASH FLOW INFORMATION:

During the six months ended June 30, 2007 and 2006, our supplemental cash flow information was as follows (in thousands):

	Six Months Ended June 30,
	2007	2006

Income taxes paid related to continuing operations	$48	$599
Income taxes paid related to sale of discontinued operations	$—	$4,028
Income tax refunds received related to continuing operations	$59	$1,739
Income tax refunds received related to sale of discontinued operations	$153	$88
Interest paid	$56,830	$56,439
Payments related to extinguishment of debt	$27,249	$48

Non-cash barter and trade expense are presented in the consolidated statements of operations.  Non-cash transactions related to capital lease obligations were less than $0.1 million and $0.4 million for the six months ended June 30, 2007 and 2006, respectively.

5.   NOTES PAYABLE:

On January 19, 2007, we borrowed net proceeds of $225.0 million under our Term Loan A-1 pursuant to our amended and restated Bank Credit Agreement.  On January 22, 2007, we used these proceeds along with $59.4 million of cash on hand and additional borrowings of $23.0 million under our Revolving Credit Facility to redeem the aggregate principal amount of $307.4 million of our 8.75% Senior Subordinated Notes, due 2011 (the 2011 Notes).  The redemption was effected in accordance with the terms of the indenture governing the 2011 Notes at a redemption price of 104.375% of the principal amount of the 2011 Notes plus accrued and unpaid interest.  As a result of the redemption, we recorded a loss from extinguishment of debt of $15.7 million representing the redemption premium and write-off of certain debt acquisition costs.

On May 10, 2007, we completed an offering of $300.0 million aggregate principal amount of Convertible Senior Notes, due 2027 (the 2027 Notes) at an interest rate of 3% per year.   Upon certain conditions, the 2027 Notes are convertible into cash and, in certain circumstances, shares of class A common stock prior to maturity at an initial conversion price of $20.43 per share, subject to adjustment, which is equal to an initial conversion rate of approximately 48.9476 shares of class A common stock per $1,000 principal amount of notes.

The 2027 Notes may be surrendered for conversion at any time on or before November 15, 2026 if the following conditions are met:

•                  during any calendar quarter commencing after the date of original issuance of the 2027 Notes, if the closing sale price of our class A common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the calendar quarter preceding the quarter in which the conversion occurs is more than 130% of the conversion price in effect on that last trading day;

•                  during the ten consecutive trading day period following any five consecutive trading day period in which the trading price for the 2027 Notes for each such trading day was less than 95% of the closing sale price of our class A common stock on such date multiplied by the then current conversion rate;

•                  if the notes have been called for redemption; or

•                  if we make certain significant distributions to our class A common stock shareholders, we enter into specified corporate transactions or our class A common stock ceases to be listed on The Nasdaq Global Select Market and is not listed for trading on another U.S. national or regional securities exchange.

The 2027 Notes may be surrendered for conversion after November 15, 2026, and at any time prior to the close of business on the business day immediately preceding the maturity date regardless of whether any of the foregoing conditions have been satisfied.  Upon a fundamental change, holders of the 2027 Notes may require us to repurchase for cash all or part of their notes at a repurchase price equal to 100.0% of the principal amount plus accrued and unpaid interest. Holders of the 2027 Notes will also have the right to require us to repurchase the notes for cash on May 15, 2010, May 15, 2017 and May 15, 2022 or any other such date to be determined by us at a repurchase price payable in cash equal to the aggregate principal amount plus accrued and unpaid interest (including contingent cash interest), if any, through the repurchase date. The 2027 Notes require us to settle the principal amount in cash and the conversion spread in cash or net shares at our option.

We are required to pay contingent cash interest to the holders of the 2027 Notes during any six-month period from May 15 to November 14 and from November 15 to May 14, commencing with the period beginning May 20, 2010 if the average note price for the applicable five trading day period equals 120% or more of the principal amount of such notes and in certain other circumstances.  The amount of contingent cash interest payable per note in respect of any six-month period will equal 0.375% per year of the average note price for the applicable five trading day period.  The 2027 Notes may not be redeemed prior to May 20, 2010 and may thereafter be redeemed by us at par.

On May 18, 2007, the underwriters of the notes exercised their option to purchase up to an additional aggregate $45.0 million principal amount of the 2027 Notes.  The offering was made pursuant to our universal shelf registration statement previously filed with the Securities and Exchange Commission.

On June 11, 2007 and June 18, 2007, we partially redeemed $300.0 million and $45.0 million, respectively, of our existing 8.0% Senior Subordinated Notes, due 2012 (the 2012 Notes) at a redemption price of 104% of the principal amount of the 2012 Notes plus accrued and unpaid interest with net proceeds from the offering of the 2027 Notes and cash on hand.  As of June 30, 2007, the face amount of the 2012 Notes outstanding was $273.3 million.  As a result of the partial redemption, we recorded a loss from extinguishment of debt of $15.0 million representing the redemption premium and write-off of certain debt acquisition costs, a debt premium and an unamortized derivative asset.

6.   DERIVATIVE INSTRUMENTS:

We enter into derivative instruments primarily for the purpose of reducing the impact of changing interest rates on our floating rate debt and to reduce the impact of changing fair market values on our fixed rate debt.  We account for our derivative instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.

As of June 30, 2007, we had two derivative instruments.  Both of these instruments are interest rate swap agreements.  One of these swap agreements, with a notional amount of $180.0 million and expiring on March 15, 2012, is accounted for as a fair value hedge; therefore, any changes in its fair market value are reflected as an adjustment to the carrying value of our 8.0% Senior Subordinated Notes, due 2012 which is the underlying debt being hedged.  During 2006, the other interest rate swap agreement was undesignated as a fair value hedge due to a reassignment of the counterparty; therefore, any subsequent changes in the fair market value are reflected as an adjustment to income.  The notional amount of this swap agreement is $120.0 million and it expires on March 15, 2012.  The interest we pay on the $180.0 million interest rate swap agreement is floating based on the three-month London Interbank Offered Rate (LIBOR) plus 2.28% and the interest we receive is 8.0%.  The $120.0 million swap is structured identically with the exception of a difference in the interest spread where it is 2.35%.  The fair market value of these agreements is estimated by obtaining quotations from the international financial institution which is a party to the contract.  The fair value is an estimate of the net amount that we would pay on the balance sheet date if we cancelled the contracts or transferred them to other parties and includes net accrued interest receivable or payable.  This amount was a net asset of $4.8 million and $5.7 million as of June 30, 2007 and December 31, 2006, respectively.

During May 2003, we completed an issuance of $150.0 million aggregate principal amount of 4.875% Convertible Senior Notes, due 2018.  During May 2007, we completed an issuance of $345.0 million aggregate principal amount of 3.0% Convertible Senior Notes, due 2027.  Under certain circumstances, we will pay contingent cash interest to the holders of convertible notes commencing on January 15, 2011 and May 20, 2010 for the 4.875% Notes and 3.0% Notes, respectively.  The contingent cash interest feature for both issuances are embedded derivatives which have a negligible fair value as of June 30, 2007.

7.   INCOME TAXES AND CHANGE IN ACCOUNTING PRINCIPLE:

Our income tax provision for all periods consists of federal and state income taxes.  The tax provision for the three and six months ended June 30, 2007 is based on the estimated effective tax rate applicable for the full year, which is expected to be 41.6%.  Our effective income tax rate differs from the federal statutory rate of 35% and can vary from period to period due to fluctuations in operating results, new or revised tax legislation and accounting pronouncements, state taxes, changes in the valuation of deferred tax assets and liabilities, accruals related to contingent tax liabilities and the results of audits and examinations of previously filed tax returns.  Both the second quarter and estimated annual 2007 effective rates are different from the statutory rate due primarily to the impact of state income taxes, certain items not deductible for tax purposes, new state tax legislation and our contingent tax liability accrual.

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) on January 1, 2007. The adoption of FIN 48 did not cause a material change to our contingent liability for unrecognized tax benefits.  We decreased the January 1, 2007 balance of retained earnings by $0.6 million to apply the cumulative effect of FIN 48 adoption.  As of the date of adoption, we had $32.9 million of gross unrecognized tax benefits.  Of this total, $17.6 million (net of federal effect on state tax issues) and $7.8 million (net of federal effect on state tax issues) represent the amounts of unrecognized tax benefits that, if recognized, would favorably affect our effective tax rates from continuing operations and discontinued operations, respectively.  At June 30, 2007, we had $32.2 million of gross unrecognized tax benefits.  Of this total, $17.4 million (net of federal effect on state tax issues) and $7.4 million (net of federal effect on state tax issues) represent the amounts of unrecognized tax benefits that, if recognized, would favorably affect our effective tax rates from continuing operations and discontinued operations, respectively.

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.  We had $6.7 million and $0 accrued for interest and penalties, respectively, at January 1, 2007.  We recognized $0.4 million and $1.1 million of income tax expense for interest related to uncertain tax positions during the three and six months ended June 30, 2007, respectively.

We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions.  All of our 2003 and subsequent federal and state tax returns remain subject to examination by various tax authorities.  Some of our pre-2003 state tax returns may also be subject to examination.  In addition, several of our subsidiaries are currently under state examinations for various years.  We do not anticipate the resolution of these matters will result in a material change to our consolidated financial statements.  In addition, it is reasonably possible that various state statutes of limitations could expire by June 30, 2008.  Such expirations, if any, could result in a reduction of the total amounts of unrecognized tax benefits by up to $3.9 million.

8.   EARNINGS PER SHARE:

The following table reconciles income (numerator) and shares (denominator) used in our computations of earnings per share for the three months and six months ended June 30, 2007 and 2006 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Income (Numerator)
Income (loss) from continuing operations	$1,826	$10,793	$(424)	$17,869
Income (loss) from discontinued operations, including gain on sale of broadcast assets related to discontinued operations	371	(510)	232	2,432
Net income (loss)	$2,197	$10,283	$(192)	$20,301

Shares (Denominator)
Weighted-average common shares outstanding	87,122	85,692	86,634	85,593
Dilutive effect of outstanding stock options and restricted stock	160	42	—	41
Weighted-average common and common equivalent shares outstanding	87,282	85,734	86,634	85,634

We applied the treasury stock method to measure the dilutive effect of our outstanding stock options and restricted stock awards and include the respective common share equivalents in the denominator of the diluted EPS computation.  For the six months ended June 30, 2007, our outstanding stock options and restricted stock and for each of the three and six months ended June 30, 2007 and 2006, our 6% Convertible Debentures, due 2012 and 4.875% Convertible Senior Notes, due 2018 were anti-dilutive; therefore, they were not included in the computation of diluted EPS.  For each of the three and six months ended June 30, 2007, our 3% Convertible Senior Notes, due 2027 and issued May 2007 were excluded from our diluted EPS computation since our average stock price was less than the conversion price.  For each of the three and six months ended June 30, 2007, the outstanding SARS were excluded from our diluted EPS computation since our average stock price was less than the grant date base value of the SARS.

9.   RELATED PERSON TRANSACTIONS:

David, Frederick, Duncan and Robert Smith (collectively, the controlling shareholders) are brothers and hold substantially all of the Class B Common Stock.

Certain assets used by us and our operating subsidiaries are leased from Cunningham Communications Inc., Keyser Investment Group, Gerstell Development Limited Partnership and Beaver Dam, LLC (entities owned by the controlling shareholders).  Lease payments made to these entities were $1.3 million and $1.2 million for the three months ended June 30, 2007 and 2006, respectively.  Lease payments made to these entities were $2.6 million and $2.3 million for the six months ended June 30, 2007 and 2006, respectively.

In January 1999, we entered into a local marketing agreement (LMA) with Bay Television, Inc. (Bay TV), which owns the television station WTTA-TV in Tampa, Florida.  Our controlling shareholders own a substantial portion of the equity of Bay TV.  The LMA provides that we deliver television programming to Bay TV, which broadcasts the programming in return for a monthly fee to Bay TV of $143,500.  We must also make an annual payment equal to 50% of the adjusted annual broadcast cash flow of the station (as defined in the LMA) that is in excess of $1.7 million.  An additional payment of $1.8 million was made during the six months ended June 30, 2007 related to the excess adjusted broadcast cash flow for the year ended December 31, 2006.  Lease payments made to Bay TV were $0.4 million for each of the three months ended June 30, 2007 and 2006 and $0.9 million for each of the six months ended June 30, 2007 and 2006.

David D. Smith, our President and Chief Executive Officer, has a controlling interest in Atlantic Automotive and is a member of the Board of Directors.  Atlantic Automotive Corporation is a holding company which owns automobile dealerships and a leasing company.  We sold advertising time to Atlantic Automotive on our stations in Baltimore, Maryland and Norfolk, Virginia and received payments totaling $0.1 million and $0.3 million during the three months and six months ended June 30, 2007, respectively.  We received payments totaling $0.1 million and $0.2 million during the three months and six months ended June 30, 2006, respectively.  We purchased a total of $0.3 million and $0.5 million in vehicles and related vehicle services from Atlantic Automotive during the three and six months ended June 30, 2007, respectively.  We purchased a total of $0.3 million and $0.7 million in vehicles and related vehicle services from Atlantic Automotive during the three and six months ended June 30, 2006, respectively.

10.   DISCONTINUED OPERATIONS:

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

Other

During the three months and six months ended June 30, 2007, we recognized a $0.4 million and $0.2 million tax benefit, respectively, relating to an adjustment of certain state tax contingencies.

11.   SEGMENT DATA:

We have one reportable operating segment, “Broadcast”, that is disclosed separately from our corporate and other business activities.  “Corporate and Other” primarily includes our costs to operate as a public company and to operate our corporate headquarters location, our investment activity and our other operating divisions’ activities.  Currently, our other operating divisions primarily earn revenues from internet technology and transmitter manufacturing.  Transactions between our operating segment and “Corporate and Other” are not material.

Financial information for our operating segment is included in the following tables for the three and six months ended June 30, 2007 and 2006 (in thousands):

For the three months ended June 30, 2007	Broadcast	Corporate and Other	Consolidated
Revenue	$177,192	$3,473	$180,665
Depreciation of property and equipment	11,098	534	11,632
Amortization of definite-lived intangible assets and other assets	4,365	—	4,365
Amortization of program contract costs and net realizable value adjustments	23,108	—	23,108
General and administrative overhead expenses	1,582	5,845	7,427
Operating income (loss)	48,943	(7,084)	41,859
Loss from equity and cost method investments	—	(880)	(880)

For the three months ended June 30, 2006	Broadcast	Corporate and Other	Consolidated
Revenue	$177,400	$7,692	$185,092
Depreciation of property and equipment	12,127	559	12,686
Amortization of definite-lived intangible assets and other assets	4,435	—	4,435
Amortization of program contract costs and net realizable value adjustments	22,683	—	22,683
General and administrative overhead expenses	2,082	4,031	6,113
Operating income (loss)	51,985	(4,804)	47,181
Income from equity and cost method investments	—	36	36

For the six months ended June 30, 2007	Broadcast	Corporate and Other	Consolidated
Revenue	$341,160	$6,360	$347,520
Depreciation of property and equipment	21,454	1,075	22,529
Amortization of definite-lived intangible assets and other assets	8,732	—	8,732
Amortization of program contract costs and net realizable value adjustments	44,492	—	44,492
General and administrative overhead expenses	3,470	9,921	13,391
Operating income (loss)	91,643	(12,456)	79,187
Loss from equity and cost method investments	—	(892)	(892)

For the six months ended June 30, 2006	Broadcast	Corporate and Other	Consolidated
Revenue	$337,130	$11,429	$348,559
Depreciation of property and equipment	23,874	1,099	24,973
Amortization of definite-lived intangible assets and other assets	8,760	—	8,760
Amortization of program contract costs and net realizable value adjustments	41,306	—	41,306
General and administrative overhead expenses	3,923	7,996	11,919
Operating income (loss)	92,265	(9,728)	82,537
Income from equity and cost method investments	—	6,135	6,135

12.   CONDENSED CONSOLIDATING FINANCIAL STATEMENTS:

Sinclair Television Group, Inc. (STG), a wholly owned subsidiary of Sinclair Broadcast Group, Inc. (SBG), is the primary obligor under our existing Bank Credit Agreement, as amended, the 8.75% Senior Subordinated Notes, due 2011, which were redeemed in full on January 22, 2007, and the 8% Senior Subordinated Notes, due 2012.  Our Class A Common Stock, Class B Common Stock, the 6.0% Convertible Debentures, due 2012, the 4.875% Convertible Senior Notes, due 2018 and the 3.0% Convertible Senior Notes, due 2027 remain obligations or securities of SBG and are not obligations or securities of STG.

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

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF JUNE 30, 2007
(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Cash	$—	$2,806	$3,434	$2,941	$—	$9,181
Accounts and other receivables	17,100	43,324	79,353	10,518	(3,866)	146,429
Other current assets	2,877	5,101	52,244	6,359	(724)	65,857
Total current assets	19,977	51,231	135,031	19,818	(4,590)	221,467

Property and equipment, net	6,816	1,529	253,645	25,866	(24,135)	263,721

Investment in consolidated subsidiaries	866,983	1,411,973	—	—	(2,278,956)	—
Other long-term assets	31,660	48,283	34,516	12,235	(51,387)	75,307
Total other long-term assets	898,643	1,460,256	34,516	12,235	(2,330,343)	75,307

Acquired intangible assets	—	24,555	1,532,149	57,014	8,569	1,622,287

Total assets	$925,436	$1,537,571	$1,955,341	$114,933	$(2,350,499)	$2,182,782

Accounts payable and accrued liabilities	$20,123	$10,980	$41,846	$50,910	$(43,470)	$80,389
Current portion of long-term debt	1,413	5,000	2,775	39,747	(1,690)	47,245
Other current liabilities	—	—	69,426	324	—	69,750
Total current liabilities	21,536	15,980	114,047	90,981	(45,160)	197,384

Long-term debt	629,743	612,056	63,759	41,468	(36,292)	1,310,734
Other liabilities	6,882	41,284	365,691	6,590	(2,779)	417,668
Total liabilities	658,161	669,320	543,497	139,039	(84,231)	1,925,786

Common stock	873	—	11	761	(772)	873
Additional paid-in capital	613,581	612,865	843,615	65,653	(1,522,135)	613,579
(Accumulated deficit) retained earnings	(347,179)	255,386	570,574	(92,540)	(741,341)	(355,100)
Accumulated other comprehensive income (loss)	—	—	(2,356)	2,020	(2,020)	(2,356)
Total shareholders’ equity	267,275	868,251	1,411,844	(24,106)	(2,266,268)	256,996
Total liabilities and shareholders’ equity	$925,436	$1,537,571	$1,955,341	$114,933	$(2,350,499)	$2,182,782

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2006
(in thousands)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Cash	$—	$62,252	$2,788	$2,368	$—	$67,408
Accounts and other receivables	8,636	28,863	89,387	9,135	(2,157)	133,864
Other current assets	4,770	8,278	75,679	3,795	(3,447)	89,075
Total current assets	13,406	99,393	167,854	15,298	(5,604)	290,347

Property and equipment, net	7,771	1,135	265,962	25,005	(24,911)	274,962

Investment in consolidated subsidiaries	540,684	1,442,423	—	—	(1,983,107)	—
Other long-term assets	25,795	35,391	52,325	13,299	(42,574)	84,236
Total other long-term assets	566,479	1,477,814	52,325	13,299	(2,025,681)	84,236

Acquired intangible assets	—	24,555	1,542,550	46,300	8,630	1,622,035

Total assets	$587,656	$1,602,897	$2,028,691	$99,902	$(2,047,566)	$2,271,580

Accounts payable and accrued liabilities	$17,041	$20,939	$50,404	$50,262	$(44,102)	$94,544
Current portion of long-term debt	1,337	64,400	3,013	34,358	(858)	102,250
Other current liabilities	—	—	87,632	502	—	88,134
Total current liabilities	18,378	85,339	141,049	85,122	(44,960)	284,928

Long-term debt	283,830	962,701	64,842	28,570	(28,570)	1,311,373
Other liabilities	6,438	20,854	380,051	5,901	(4,610)	408,634
Total liabilities	308,646	1,068,894	585,942	119,593	(78,140)	2,004,935

Common stock	859	—	11	761	(772)	859
Additional paid-in capital	596,667	295,400	922,888	68,604	(1,286,892)	596,667
(Accumulated deficit) retained earnings	(318,516)	238,603	522,325	(89,310)	(681,508)	(328,406)
Accumulated other comprehensive income (loss)	—	—	(2,475)	254	(254)	(2,475)
Total shareholders’ equity	279,010	534,003	1,442,749	(19,691)	(1,969,426)	266,645
Total liabilities and shareholders’ equity	$587,656	$1,602,897	$2,028,691	$99,902	$(2,047,566)	$2,271,580

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2007
(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Net revenue	$—	$—	$177,809	$5,755	$(2,899)	$180,665

Program and production	—	343	41,221	—	(2,285)	39,279
Selling, general and administrative	5,746	1,364	33,885	1,123	(54)	42,064
Depreciation, amortization and other operating expenses	514	87	52,575	4,667	(380)	57,463
Total operating expenses	6,260	1,794	127,681	5,790	(2,719)	138,806

Operating (loss) income	(6,260)	(1,794)	50,128	(35)	(180)	41,859

Equity in earnings of subsidiaries	13,185	23,330	—	—	(36,515)	—
Interest income (loss)	516	1,644	—	25	(484)	1,701
Interest expense	(6,902)	(16,834)	(1,563)	(1,631)	1,043	(25,887)
Other (expense) income	(3,221)	3,951	(16,690)	(783)	(299)	(17,042)
Total other income (expense)	3,578	12,091	(18,253)	(2,389)	(36,255)	(41,228)

Income tax (provision) benefit	5,170	4,695	(9,179)	509	—	1,195
Income from discontinued operations, net of taxes	—	—	371	—	—	371
Net income (loss)	$2,488	$14,992	$23,067	$(1,915)	$(36,435)	$2,197

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2006
(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Net revenue	$—	$—	$178,000	$9,834	$(2,742)	$185,092

Program and production	—	417	38,871	—	(2,203)	37,085
Selling, general and administrative	4,146	1,630	34,367	718	(115)	40,746
Depreciation, amortization and other operating expenses	538	80	51,560	8,391	(489)	60,080
Total operating expenses	4,684	2,127	124,798	9,109	(2,807)	137,911

Operating (loss) income	(4,684)	(2,127)	53,202	725	65	47,181

Equity in earnings of subsidiaries	14,034	23,649	—	—	(37,683)	—
Interest income	168	303	—	1	(168)	304
Interest expense	(5,124)	(21,453)	(1,416)	(1,364)	732	(28,625)
Other income (expense)	4,363	634	(4,727)	193	(32)	431
Total other income (expense)	13,441	3,133	(6,143)	(1,170)	(37,151)	(27,890)

Income tax benefit (provision)	1,690	7,916	(17,832)	(272)	—	(8,498)
Income from discontinued operations, net of taxes	—	—	(510)	—	—	(510)
Net income (loss)	$10,447	$8,922	$28,717	$(717)	$(37,086)	$10,283

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2007
(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Net revenue	$—	$—	$342,387	$10,833	$(5,700)	$347,520

Program and production	—	697	79,647	—	(4,439)	75,905
Selling, general and administrative	9,751	3,113	67,427	2,132	(117)	82,306
Depreciation, amortization and other operating expenses	1,028	170	100,874	8,951	(901)	110,122
Total operating expenses	10,779	3,980	247,948	11,083	(5,457)	268,333

Operating (loss) income	(10,779)	(3,980)	94,439	(250)	(243)	79,187

Equity in earnings of subsidiaries	14,438	48,285	—	—	(62,723)	—
Interest income	728	2,027	3	27	(696)	2,089
Interest expense	(12,051)	(35,958)	(3,096)	(2,980)	1,816	(52,269)
Other income (expense)	1,145	(10,656)	(20,348)	(1,009)	(601)	(31,469)
Total other income (expense)	4,260	3,698	(23,441)	(3,962)	(62,204)	(81,649)

Income tax benefit	6,921	17,118	(22,983)	982	—	2,038
Income from discontinued operations, net of taxes	—	—	232	—	—	232
Net income (loss)	$402	$16,836	$48,247	$(3,230)	$(62,447)	$(192)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2006
(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Net revenue	$—	$—	$338,286	$15,927	$(5,654)	$348,559

Program and production	—	816	78,597	—	(4,219)	75,194
Selling, general and administrative	8,223	3,568	67,676	1,410	(178)	80,699
Depreciation, amortization and other operating expenses	1,058	648	96,403	13,257	(1,237)	110,129
Total operating expenses	9,281	5,032	242,676	14,667	(5,634)	266,022

Operating (loss) income	(9,281)	(5,032)	95,610	1,260	(20)	82,537

Equity in earnings of subsidiaries	24,103	47,925	—	—	(72,028)	—
Interest income	325	348	—	2	(325)	350
Interest expense	(10,284)	(44,014)	(2,837)	(2,644)	1,444	(58,335)
Other income (expense)	14,332	4,825	(10,131)	(95)	(555)	8,376
Total other income (expense)	28,476	9,084	(12,968)	(2,737)	(71,464)	(49,609)

Income tax benefit (provision)	1,573	15,348	(32,070)	90	—	(15,059)
Income from discontinued operations, net of taxes	—	—	658	—	—	658
Gain from sale of discontinued operations, net of taxes	—	—	1,774	—	—	1,774
Net income (loss)	$20,768	$19,400	$53,004	$(1,387)	$(71,484)	$20,301

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007
(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES	$(13,551)	$(36,869)	$88,874	$975	$823	$40,252
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(40)	(567)	(8,945)	(410)	—	(9,962)
Payment for acquisition of an other operating divisions’ company	—	—	—	(15,997)	—	(15,997)
Distributions from investments	720	—	—	—	—	720
Proceeds from sale of property	—	—	12	—	—	12
Loans to affiliates	(79)	—	—	—	—	(79)
Proceeds from loans to affiliates	79	—	—	—	—	79
Net cash flows from (used in) investing activities	680	(567)	(8,933)	(16,407)	—	(25,227)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	345,000	317,000	—	9,700	—	671,700
Repayments of notes payable, commercial bank financing and capital leases	(92)	(725,900)	(91)	—	—	(726,083)
Proceeds from exercise of stock options	13,696	—	—	—	—	13,696
Payments for deferred financing costs	(6,573)	(119)	—	(64)	—	(6,756)
Increase (decrease) in intercompany payables	(314,812)	395,009	(77,511)	(1,185)	(1,501)	—
Dividends paid on Class A and Class B Common Stock	(23,794)	—	—	—	232	(23,562)
Repayments of notes and capital leases to affiliates	(554)	(8,000)	(1,693)	7,554	446	(2,247)
Net cash flows from (used in) financing activities	12,871	(22,010)	(79,295)	16,005	(823)	(73,252)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(59,446)	646	573	—	(58,227)
CASH AND CASH EQUIVALENTS, beginning of period	—	62,252	2,788	2,368	—	67,408
CASH AND CASH EQUIVALENTS, end of period	$—	$2,806	$3,434	$2,941	$—	$9,181

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2006
(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES	$3,795	$(19,984)	$70,591	$5,685	$(296)	$59,791
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(224)	(8)	(9,257)	(41)	(6)	(9,536)
Payment for acquisition of television stations	—	—	(1,710)	—	—	(1,710)
Investments in equity and cost method investees	—	—	(131)	—	—	(131)
Proceeds from the sale of property	—	—	1,376	—	—	1,376
Proceeds from the sale of broadcast assets related to discontinued operations	—	—	1,400	—	—	1,400
Loans to affiliates	(71)	—	—	—	—	(71)
Proceeds from loans to affiliates	69	—	—	—	—	69
Net cash flows (used in) from investing activities	(226)	(8)	(8,322)	(41)	(6)	(8,603)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	—	69,000	—	—	—	69,000
Repayments of notes payable, commercial bank financing and capital leases	(7,602)	(91,739)	(62)	—	—	(99,403)
Increase (decrease) in intercompany payables	21,609	43,223	(59,902)	(4,981)	51	—
Dividends paid on Class A and Class B Common Stock	(17,076)	—	—	—	116	(16,960)
Payments for derivative termination	—	(3,750)	—	—	—	(3,750)
Proceeds from notes and capital leases to affiliates	—	—	—	139	(139)	—
Repayments of notes and capital leases to affiliates	(500)	—	(1,620)	(274)	274	(2,120)
Net cash flows (used in) from financing activities	(3,569)	16,734	(61,584)	(5,116)	302	(53,233)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(3,258)	685	528	—	(2,045)
CASH AND CASH EQUIVALENTS, beginning of period	—	5,892	2,138	1,625	—	9,655
CASH AND CASH EQUIVALENTS, end of period	$—	$2,634	$2,823	$2,153	$—	$7,610

13.   SUBSEQUENT EVENT:

WGGB-TV Disposition

On July 31, 2007, we entered into an agreement to sell WGGB-TV in Springfield, Massachusetts, including the FCC license, to an unrelated third party for $21.2 million in cash.  The sale will be completed upon approval from the FCC for the transfer of the license to the unrelated third party.  We expect closing to occur in the fourth quarter of 2007.

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

The following table sets forth certain operating data for the three and six months ended June 30, 2007 and 2006:

STATEMENT OF OPERATIONS DATA

(in thousands, except for per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Statement of Operations Data:
Net broadcast revenues(a)	$161,427	$163,771	$311,596	$311,696
Revenues realized from station barter arrangements	15,772	13,629	29,571	25,434
Other operating divisions’ revenues	3,466	7,692	6,353	11,429
Total revenues	180,665	185,092	347,520	348,559

Station production expenses	39,279	37,085	75,905	75,194
Station selling, general and administrative expenses	34,637	34,633	68,915	68,780
Expenses recognized from station barter arrangements	14,279	12,503	26,744	23,328
Amortization of program contract costs and net realizable value adjustments	23,108	22,683	44,492	41,306
Depreciation and amortization expenses(b)	15,997	17,121	31,261	33,733
Other operating divisions’ expenses	4,079	7,773	7,625	11,762
Corporate general and administrative expenses	7,427	6,113	13,391	11,919
Operating income	41,859	47,181	79,187	82,537

Interest expense and amortization of debt discount and deferred financing costs	(25,887)	(28,625)	(52,269)	(58,335)
Interest income	1,701	304	2,089	350
Gain (loss) from sale of assets	4	18	(8)	(269)
Loss from extinguishment of debt	(14,967)	(256)	(30,648)	(879)
(Loss) gain from derivative instruments	(1,654)	26	(597)	2,907
(Loss) income from equity and cost method investments	(880)	36	(892)	6,135
Other income, net	455	607	676	482
Income (loss) from continuing operations before income taxes	631	19,291	(2,462)	32,928
Income tax benefit (provision)	1,195	(8,498)	2,038	(15,059)
Income from continuing operations	1,826	10,793	(424)	17,869

Discontinued Operations:
Income (loss) from discontinued operations, net of taxes	371	(510)	232	658
Gain from discontinued operations, net of taxes	—	—	—	1,774
Net income (loss)	$2,197	$10,283	$(192)	$20,301

Basic and Diluted Earnings (Loss) Per Common Share:
Basic and diluted earnings per common share from continuing operations	$0.02	$0.13	$—	$0.21
Basic and diluted earnings (loss) per common share from discontinued operations	$—	$(0.01)	$—	$0.03
Basic and diluted earnings per common share	$0.03	$0.12	$—	$0.24
Weighted average common shares outstanding	87,122	85,692	86,634	85,593
Weighted average common and common equivalent shares outstanding	87,282	85,734	86,634	85,634
Dividends declared per common share	$0.15	$0.10	$0.30	$0.20

Balance Sheet Data:	June 30, 2007	December 31, 2006

Cash and cash equivalents	$9,181	$67,408
Total assets	$2,182,782	$2,271,580
Total debt(c)	$1,357,979	$1,413,623
Total shareholders’ equity	$256,996	$266,645

(a)          “Net broadcast revenues” is defined as station broadcast revenues, net of agency commissions.

(b)         Depreciation and amortization includes depreciation of property and equipment and amortization of definite-lived intangible broadcasting assets and other assets.

(c)          “Total debt” is defined as notes payable, capital leases and commercial bank financing, including the current and long-term portions thereof.

The following Management’s Discussion and Analysis provides qualitative and quantitative information about our financial performance and condition and should be read in conjunction with our consolidated financial statements and the accompanying notes to those statements.  This discussion consists of the following sections:

Executive Overview — financial highlights since March 31, 2007;

Recent Accounting Pronouncements — a description of new accounting pronouncements that apply to us;

Results of Operations — an analysis of our revenues and expenses for the three and six months ended June 30, 2007 and 2006, including comparisons between quarters and expectations for the third quarter 2007; and

Liquidity and Capital Resources — an analysis of our cash flows from or used in operating activities, investing activities and financing activities and an update of our debt repurchases during the quarter.

EXECUTIVE OVERVIEW

Second Quarter 2007 Highlights

•                  In April 2007, we entered into a retransmission consent agreement with Charter Communications, Inc. for the carriage of the analog and digital signals of 28 stations in 19 markets, representing approximately 1.9 million subscribers;

•                  In April 2007, our FOX affiliate, KOKH-TV in Oklahoma City, Oklahoma expanded its Monday through Friday news offering through the addition of a three hour morning newscast;

•                  In April 2007, we became a part of the Open Mobile Video Coalition, which we and eight other broadcasters formed to promote the development of mobile digital broadcasting applications;

•                  In May 2007, we acquired Triangle Sign & Service, Inc., a Baltimore-based company whose primary business is to design and fabricate commercial signs for retailers, sports complexes and other commercial businesses for $16.0 million;

•                  In May 2007, we completed an offering of $345.0 million aggregate principal amount of 3% Convertible Senior Notes, due 2027 and used the proceeds to partially redeem our 8% Senior Subordinated Notes, due 2012 generating a $15.0 million loss on extinguishment of debt;

•                  In June 2007, we entered into a retransmission consent agreement with COX Communications, Inc. for the carriage of the analog and digital signals of nine stations in six markets, representing approximately 1.3 million subscribers;

•                  Our retransmission consent agreements, including the advertising component, generated $14.6 million in total net broadcast revenues during the second quarter of 2007 compared to $6.2 million during the same period in 2006; and

•                  Excluding political, local and national net time sales were down 3.5% in the second quarter 2007 versus the second quarter 2006 primarily due to weakness in our Ohio markets and our MyNetworkTV stations.

Other Highlights

•                  With all but four markets reported, market survey results reflect that our stations’ share of the television advertising market in the second quarter 2007 declined slightly to 18.3% share, on an excluding political basis, versus the same period last year; and

•                  On July 31, 2007, we entered into an agreement to sell WGGB-TV in Springfield, Massachusetts, including the FCC license to an unrelated third party for $21.2 million in cash.  The sale will be completed upon approval from the FCC for the transfer of the license to the unrelated third party.  We expect closing to occur in the fourth quarter of 2007.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (SFAS 159). The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are to be reported in earnings at each subsequent reporting date. This Statement is effective for our fiscal year beginning January 1, 2008. We are currently evaluating the impact that adoption of SFAS 159 will have on our consolidated financial statements.

In May 2007, the FASB issued FASB Staff Position (FSP) FIN 48-1, Definition of ‘Settlement’ in FASB Interpretation No. 48. This FSP amends FASB Interpretation No.48, Accounting for Uncertainty in Income Taxes (FIN 48), to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The guidance in this FSP should be applied by companies upon the initial adoption of FIN 48. This statement did not have a material impact on our consolidated financial statements.

In June 2007, the Emerging Issues Task Force (EITF) issued the consensus on Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards. The provisions require companies to recognize the tax benefits of dividends on unvested share-based payments in equity and reclassify the tax benefits from additional paid-in capital to the income statement when the related award is forfeited. The provisions are effective prospectively starting January 1, 2008. We do not expect the impact of this issue to have a material effect to our consolidated financial statements.

In June 2007, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 07-1, Clarification of the Scope of the Audit and Accounting Guide on Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies. This SOP provides guidance for applicable principle and disclosure requirements for parent companies and equity method investors in investment companies that retain investment company accounting in the parent company’s consolidated financial statements or the financial statements of an equity method investor. The provisions of this SOP are effective for fiscal years beginning January 1, 2008.  We are currently evaluating the impact this statement will have on our consolidated financial statements.

RESULTS OF OPERATIONS

In general, this discussion is related to the results of our continuing operations, except for discussions regarding our cash flows, which also include the results of our discontinued operations.  Unless otherwise indicated, references in this discussion and analysis to the second quarter of 2007 and 2006 refer to the three months ended June 30, 2007 and 2006, respectively.  Additionally, any references to the first, third or fourth quarter are to the three months ended March 31, September 30 and December 31, respectively, for the year being discussed.

Operating Results

The following table presents our revenues from continuing operations, net of agency commissions, for the three months and six months ended June 30, 2007 and 2006 (in millions):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2007	2006	Percent Change	2007	2006	Percent Change
Local revenues:
Non-political	$96.0	$96.3	(0.3%)	$187.1	$187.4	(0.2%)
Political	0.1	0.6	(83.3%)	0.2	0.7	(71.4%)
Total local	96.1	96.9	(0.8%)	187.3	188.1	(0.4%)

National revenues:
Non-political	48.4	53.3	(9.2%)	93.2	100.3	(7.1%)
Political	1.0	1.1	(9.1%)	1.4	1.7	(17.6%)
Total national	49.4	54.4	(9.2%)	94.6	102.0	(7.3%)

Other revenues	15.9	12.5	27.2%	29.7	21.6	37.5%
Total net broadcast revenues	$161.4	$163.8	(1.5%)	$311.6	$311.7	—%

Net broadcast revenues.  From a revenue category standpoint, the second quarter 2007, when compared to the same period in 2006, was negatively impacted by a decrease in advertising revenues generated from the automotive, retail-department stores, fast food, services and paid programming sectors.  These decreases were offset by increases in the medical, telecommunications, media, travel-leisure, entertainment and other sectors.  Automotive, our single largest category representing 21.1% of the 2007 year-to-date’s net time sales, was down 8.0% for the six months ended June 30, 2007 compared to the same period in 2006.

The following table presents our time sales revenue from continuing operations, net of agency commissions, by network affiliates for the three and six months ended June 30, 2007 and 2006 (dollars in millions):

	# of	Percent of Sales for the six months ended	For the three months ended June 30,		Percent	For the six months ended June 30,		Percent
	Stations	June 30, 2007	2007	2006(a)	Change	2007	2006(a)	Change
FOX	19	43.8%	$64.1	$62.3	2.9%	$123.5	$117.1	5.5%
ABC	10	22.0%	33.2	33.3	(0.3%)	61.9	65.5	(5.5%)
MyNetworkTV(a)	17	18.1%	25.3	32.1	(21.2%)	51.1	62.3	(18.0%)
The CW(a)	9	13.5%	19.0	19.7	(3.6%)	38.0	38.3	(0.8%)
CBS	2	1.8%	2.8	2.8	—%	5.2	4.9	6.1%
NBC	1	0.7%	0.9	1.0	(10.0%)	1.9	1.9	—%
Digital(b)	4	0.1%	0.2	0.1	100.0%	0.3	0.1	200.0%
Total	62		$145.5	$151.3	(3.8%)	$281.9	$290.1	(2.8%)

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

Political Revenues.  Political revenues decreased by $0.6 million to $1.1 million for the second quarter 2007 when compared to the same period in 2006. For the six months ended June 30, 2007, political revenues decreased by $0.8 million to $1.6 million when compared to the same period in 2006.  We expect fourth quarter political revenues to be strong for a non-election year due to the many state primaries that have been moved into early 2008.

Local Revenues.  Our revenues from local advertisers, excluding political revenues, were down $0.3 million for each of the three and six months ended June 30, 2007 when compared to 2006.  Revenues decreased primarily due to weakness at our MyNetworkTV stations.  Revenues from our new business initiatives increased during the second quarter 2007 to $8.2 million from $7.7 million during the same period in 2006.  For the six months ended June 30, 2007, revenues from our new business initiatives increased to $14.9 million from $14.6 million when compared to the same period 2006.  We continue to provide an enhanced sales training course for all of our salespeople with a focus on local revenue sales.  We expect to continue these efforts throughout 2007.

National Revenues.  Our revenues from national advertisers, excluding political revenues, have continued to trend downward over time.  We believe this trend represents a shift in the way national advertising dollars are being spent and we believe this trend will continue in the future.  Advertisers in major categories like automotive, soft drink and packaged goods are shifting significant portions of their advertising budgets away from spot television into non-traditional media, in-store promotions and product placement in network shows.  Automotive decreases are due to automotive companies reducing advertising budgets and shifting advertising to specific markets.  We expect this trend to continue throughout 2007.  In 2007, Super Bowl advertising revenues were $2.0 million less than the same period in 2006 due to the shift in network affiliation from ABC to CBS.  During the six months ended June 30, 2007, we also had decreases in national revenues, excluding political from our Ohio markets of $2.1 million and decreases in revenue of $7.0 million related to MyNetworkTV stations.

Other Revenues.   Our other revenues consist primarily of revenues from retransmission consent agreements with cable, satellite and telecommunication providers, network compensation, production revenues and revenues from our outsourcing agreements.  Our retransmission consent agreements, including the advertising component, generated $14.6 million in total broadcast revenues during the second quarter 2007 compared with $6.2 million during the same period in 2006.  This growth trend is the result of our ability to monetize our existing relationships as cable providers struggle with increased competition from alternative video delivery providers and have begun to recognize the value of our digital and high definition signals and network programming.  During the second quarter 2007, $11.7 million of the total $14.6 million in revenues generated from our retransmission consent agreements are included in other revenues, while the remaining $2.9 million is included in net time sales.  During the second quarter 2006, $5.0 million of the total $6.2 million in revenues generated from our retransmission consent agreements are included in other revenues, while the remaining $1.2 million is included in net time sales.  We expect further monetization of our agreements throughout 2007, however, not as robust as the first six months of 2007.

For the six months ended June 30, 2007, $20.9 million of the total $25.6 million in revenues generated from our retransmission consent agreements are included in other revenues, while the remaining $4.7 million is included in net time sales.  For the six months ended June 30, 2006, $10.0 million of the total $12.0 million in revenues generated from our retransmission consent agreements are included in other revenues, while the remaining $2.0 million is included in net time sales.

The following table presents our significant expense categories for the three and six months ended June 30, 2007 and 2006 (in millions):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2007	2006	Percent Change	2007	2006	Percent Change
Station production expenses	$39.3	$37.1	5.9%	$75.9	$75.2	0.9%
Station selling, general and administrative expenses	$34.6	$34.6	—%	$68.9	$68.8	0.1%
Amortization of program contract costs and net realizable value adjustments	$23.1	$22.7	1.8%	$44.5	$41.3	7.7%
Depreciation of property and equipment	$11.6	$12.7	(8.7%)	$22.5	$25.0	(10.0%)
Corporate general and administrative expenses	$7.4	$6.1	21.3%	$13.4	$11.9	12.6%
Interest expense	$25.9	$28.6	(9.4%)	$52.3	$58.3	(10.3%)
Interest income	$1.7	$0.3	466.7%	$2.1	$0.4	425.0%
Loss from extinguishment of debt	$15.0	$0.3	4,900.0%	$30.6	$0.9	3,300.0%
(Loss) gain from derivative instruments	$(1.7)	$—	(100.0%)	$(0.6)	$2.9	(120.7%)
(Loss) income from equity and cost method investments	$(0.9)	$—	(100.0%)	$(0.9)	$6.1	(114.8%)
Income tax benefit (provision)	$1.2	$(8.5)	114.1%	$2.0	$(15.1)	113.2%

Station Production Expenses.  Station production expenses increased during the second quarter 2007 compared to the same period in 2006 as a result of increases in news expenses of $1.1 million, promotion expenses of $0.6 million, music license fees of $0.4 million, engineering expenses of $0.2 million, production expenses of $0.1 million and programming expenses of $0.1 million.  These increases were offset by decreases in rating service expenses of $0.3 million.

Station production expenses for the six months ended June 30, 2007 increased compared to the same period in 2006 due to increases in promotion expense of $1.3 million, engineering expense of $0.6 million, music license fees of $0.6 million and production expenses of $0.2 million.  These increases were offset by savings from the restructuring of our news operations of $1.1 million and decreases in rating service expenses of $0.6 million, programming expenses of $0.1 million, costs related to LMAs and outsourcing agreements of $0.1 million and on-air operations of $0.1 million.

Station Selling, General and Administrative Expenses.   Station selling, general and administrative expenses remained flat during the second quarter 2007 compared to same period in 2006 as a result of increases in national sales representative firm commissions of $0.4 million, offset by decreases in local sales commissions and other sales expenses of $0.4 million.

Station selling, general and administrative expense for the six months ended June 30, 2007, increased slightly compared to the same period in 2006 as a result of increases in national sales representative firm commissions of $0.8 million and bad debt expenses of $0.4 million.  These increases were offset by decreases in local sales commissions and other sales expenses of $0.9 million and other expenses of $0.2 million.

We expect third quarter 2007 station production and station selling, general and administrative expenses, excluding barter, to trend lower than our second quarter 2007 results.

Amortization of Program Contract Costs.   The amortization of program contract costs increased during the second quarter 2007 compared to the same period in 2006 and for the six months ended June 30, 2007 compared to the same period in 2006 primarily due to significant program additions during 2006. We expect program contract amortization to trend lower in third quarter 2007 compared to second quarter 2007.

Depreciation of Property and Equipment.  Depreciation of property and equipment decreased in the second quarter 2007 when compared to the same period in 2006 and for the six months ended June 30, 2007 compared to the same period in 2006.  The decrease is primarily related to a large number of assets that had become fully depreciated during 2006. We expect depreciation on property and equipment to trend lower in third quarter 2007 compared to second quarter 2007.

Corporate General and Administrative Expenses.  Corporate general and administrative expenses represent the costs to operate our corporate headquarters location.  Such costs include, among other things, corporate departmental salaries, bonuses and fringe benefits, directors’ and officers’ insurance, rent, telephone, consulting fees, legal, accounting, director fees and strategic development initiatives.  Corporate departments include executive, treasury, finance and accounting, human resources, technology, corporate relations, legal, sales, engineering, operations and purchasing.

Corporate general and administrative expenses increased in the second quarter 2007 when compared to the same period in 2006 due to increases of stock-based compensation expense for stock-settled stock appreciation rights of $1.0 million and restricted and unrestricted stock awards of $0.4 million.  In addition, there were increases in salary and bonus expense of $0.1 million, director’s fees of $0.1 million and other expenses of $0.2 million.  These increases were offset by decreases in costs related to the shutdown of unprofitable local news programming at several stations in 2006 of $0.3 million and health insurance costs of $0.2 million.

Corporate general and administrative expenses for the six months ended June 30, 2007 increased compared to the same period in 2006 due to increases of stock-based compensation expense for stock-settled stock appreciation rights of $1.0 million, restricted and unrestricted stock awards of $0.4 million, investment consulting fees of $0.2 million, 401k match expense of $0.2 million, director’s fees of $0.2 million, salary and bonus expense of $0.1 million and other expenses of $0.1 million.  These increases were offset by decreases in health insurance costs of $0.4 million, insurance expense of $0.1 million, workers’ compensation expense of $0.1 million and legal fees of $0.1 million.

We expect corporate overhead expenses to decrease in third quarter 2007 compared to second quarter 2007.

Interest Expense.   Interest expense has been decreasing since 2004.  The decrease during the second quarter 2007 compared to the same period in 2006 and for the six months ended June 30, 2007 compared to the same period in 2006 is due to the redemption of the 8.75% Senior Subordinated Notes, due 2011 (the 2011 Notes) on January 22, 2007 and the partial redemption of the 8% Senior Subordinated Notes, due 2012 (the 2012 Notes) on June 11, 2007 and June 18, 2007.  These decreases were offset by an increase in our Revolving Credit Facility and Term Loan interest and interest on the 3% Convertible Senior Notes, due 2027.

Interest Income.  Interest income increased for both the three and six months ended June 30, 2007.  The primary driver for this increase was interest earned on the proceeds from our 2007 debt issuances before the proceeds were used to redeem or partially redeem our existing debt.

We expect interest expense net of interest income to decrease in the third quarter 2007 compared to second quarter 2007, assuming no changes in the current interest rate yield curve or changes in our assumption of debt levels for 2007.

Loss from Extinguishment of Debt.  In January 2007 and June 2007, we redeemed and partially redeemed our 2011 Notes and our 2012 Notes, respectively.  The redemption of the 2011 Notes resulted in a $15.7 million loss from extinguishment of debt.  The partial redemption of the 2012 Notes resulted in a $15.0 million loss from extinguishment of debt.  For further information see Liquidity and Capital Resources.

(Loss) gain from Derivative Instruments.  We record gains and losses related to certain of our derivative instruments not treated as hedges in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended.  The fair value of our derivative instruments is primarily based on the anticipated future interest rate curves at the end of each period. The loss from our derivative instruments during the first and second quarter 2007 when compared to the same periods in 2006 is primarily due to normal market fluctuations.

(Loss) income from Equity and Cost Method Investments.  For the three months ended June 30, 2007, we recorded an impairment of $1.0 million related to one of our venture capital companies.  For the six months ended June 30, 2006, we recorded $6.8 million of income from Allegiance Capital LP.  This was a result of the sale and initial public offering of certain of Allegiance’s portfolio companies and was offset by miscellaneous decreases in other investments.

Income Tax Provision.  We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) on January 1, 2007.  The adoption of FIN 48 did not cause a material change to our contingent liability for unrecognized tax benefits.  We decreased the January 1, 2007 balance of retained earnings by $0.6 million to apply the cumulative effect of FIN 48 adoption.  As of the date of adoption, we had $32.9 million of gross unrecognized tax benefits.  Of this total, $17.6 million (net of federal effect on state tax issues) and $7.8 million (net of federal effect on state tax issues) represent the amounts of unrecognized tax benefits that, if recognized, would favorably affect our effective tax rates from continuing operations and discontinued operations, respectively.  At June 30, 2007, we had $32.2 million of gross unrecognized tax benefits.  Of this total, $17.4 million (net of federal effect on state tax issues) and $7.4 million (net of federal effect on state tax issues) represent the amounts of unrecognized tax benefits that, if recognized, would favorably affect our effective tax rates from continuing operations and discontinued operations, respectively.

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.  We had $6.7 million and $0 accrued for interest and penalties, respectively, at January 1, 2007.  We recognized $0.4 million and $1.1 million of income tax expense for interest related to uncertain tax positions for the three and six months ended June 30, 2007, respectively.

The effective tax rate for the three and six months ended June 30, 2007 was a benefit of 189.4% and 82.8%, respectively, as compared to a provision of 44.1% and 45.7% during the same periods in 2006, respectively.  The reduction in our effective tax rate is primarily attributable to the impact of a $1.6 million deferred tax benefit as a result of two state tax law changes enacted in 2007. This change was further magnified by a negligible pre-tax income and a small pre-tax loss for the three and six months ended June 30, 2007 compared to the larger pre-tax income in 2006.

Other Operating Divisions’ Revenue and Expense

The following table presents Other Operating Divisions’ revenue and expenses related to G1440 Holdings, Inc. (G1440), our software development and consulting company and Acrodyne Communications, Inc. (Acrodyne), a manufacturer of television transmissions systems, for the three and six months ended June 30, 2007 and 2006 (in millions):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2007	2006	‘07 vs. ‘06	2007	2006	‘07 vs. ‘06
Revenues:
G1440	$2.3	$2.2	4.5%	$4.6	$4.4	4.5%
Acrodyne	$1.2	$5.5	(78.2%)	$1.7	$7.1	(76.1%)

Expenses:
G1440	$2.4	$2.2	9.1%	$4.8	$4.4	9.1%
Acrodyne	$1.6	$5.6	(71.4%)	$2.8	$7.3	(61.6%)

LIQUIDITY AND CAPITAL RESOURCES

Sinclair Television Group, Inc. (STG), a wholly owned subsidiary of Sinclair Broadcast Group, Inc. (SBG), is the primary obligor under our existing Bank Credit Agreement, as amended (the Bank Credit Agreement), and the 8% Senior Subordinated Notes, due 2012, which were partially redeemed on June 11, 2007 and June 18, 2007, and STG was the primary obligor under the 8.75% Senior Subordinated Notes, due 2011, which were redeemed in full on January 22, 2007. Our Class A Common Stock, Class B Common Stock, the 6.0% Convertible Debentures, due 2012, 4.875% Convertible Senior Notes, due 2018 and 3.0% Convertible Senior Notes, due 2027 are obligations or securities of SBG and are not obligations or securities of STG.

Our primary sources of liquidity are cash provided by operations and availability under our Bank Credit Agreement, as amended.  As of June 30, 2007, we had $9.2 million in cash and cash equivalent balances and working capital of approximately $24.1 million.  We anticipate that cash flow from our operations and borrowings under the Revolver will be sufficient to continue paying dividends under our current policy and to satisfy our debt service obligations, capital expenditure requirements and working capital needs for the next year.  As of June 30, 2007, we had borrowed $97.5 million under our Term Loan A, $225.0 million under our Term Loan A-1 and $21.0 million under our Revolver.  Our ability to draw on our Revolver is based on pro forma trailing cash flow levels as defined in our Bank Credit Agreement.  As of June 30, 2007, $154.0 million of current borrowing capacity was available under our Revolver.  As of June 30, 2007, we had $5.0 million of availability under our universal shelf registration statement filed with the Securities and Exchange Commission that expires on November 30, 2008.

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

On May 10, 2007, we completed an offering of $300.0 million aggregate principal amount of Convertible Senior Notes, due 2027 (the 2027 Notes) at an interest rate of 3% per year.   Upon certain conditions, the 2027 Notes are convertible into cash and, in certain circumstances, shares of class A common stock prior to maturity at an initial conversion price of $20.43 per share, subject to adjustment, which is equal to an initial conversion rate of approximately 48.9476 shares of class A common stock per $1,000 principal amount of notes.  Under certain provisions of the indenture we may be required to pay contingent cash interest to the holders of notes.  The 2027 Notes may not be redeemed prior to May 20, 2010 and may thereafter be redeemed by us at par.  On May 18, 2007, the underwriters of the notes exercised their option to purchase up to an additional aggregate $45.0 million principal amount of the notes.  The offering was made pursuant to our universal shelf registration statement previously filed with the Securities and Exchange Commission. For additional information, refer to Note 5. Notes Payable, in the Notes to our Consolidated Financial Statements.

On June 11, 2007 and June 18, 2007, we partially redeemed $300.0 million and $45.0 million, respectively, of our existing 8.0% Senior Subordinated Notes, due 2012 (the 2012 Notes) at a redemption price of 104% of the principal amount of the 2012 Notes plus accrued and unpaid interest with net proceeds from the offering and cash on hand.  As of June 30, 2007, the face amount of the 2012 Notes outstanding was $273.3 million.  As a result of the partial redemption, we recorded a loss from extinguishment of debt of $15.0 million representing the redemption premium and write-off of certain debt acquisition costs, a debt premium and an unamortized derivative asset.

We expect to continue to monitor the trading of our debt in the open market and when it makes financial sense, we may repurchase additional amounts from time to time.  We also will consider the options available to us regarding the redemption of our various debt instruments outstanding.

Sources and Uses of Cash

The following table sets forth our cash flows for the three and six months ended June 30, 2007 and 2006 (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Net cash flows from operating activities	$17.0	$36.3	$40.3	$59.8

Cash flows from (used in) investing activities:
Acquisition of property and equipment	$(3.4)	$(4.8)	$(10.0)	$(9.5)
Payments for acquisition of television stations	—	—	—	(1.7)
Payments for acquisition of an other operating divisions’ company	(16.0)	—	(16.0)	—
Dividends and distributions from cost method investees	0.3	—	0.7	—
Proceeds from the sale of broadcast assets related to discontinued operations	—	—	—	1.4
Proceeds from the sale of assets	—	—	—	1.4
Other	—	(0.1)	0.1	(0.2)
Net cash flows used in investing activities	$(19.1)	$(4.9)	$(25.2)	$(8.6)

Cash flows from (used in) financing activities:
Proceeds from notes payable, commercial bank financing and capital leases	$395.2	$20.0	$671.7	$69.0
Repayments of notes payable, commercial bank financing and capital leases	(380.9)	(38.3)	(726.1)	(99.4)
Payments for deferred financing costs	(6.8)		(6.8)
Proceeds from exercise of stock options, including excess tax benefits of $1,844	2.3	—	13.7	—
Dividends paid on Class A and Class B Common Stock	(12.9)	(8.5)	(23.6)	(17.0)
Payments on derivative terminations	—	(3.8)	—	(3.8)
Other	(1.0)	(1.0)	(2.2)	(2.0)
Net cash flows used in financing activities	$(4.1)	$(31.6)	$(73.3)	$(53.2)

Operating Activities

Net cash flows from operating activities decreased during the second quarter 2007 compared to the same period in 2006.  During second quarter 2007, cash receipts from customers, net of cash payments to vendors for operating expenses and other working capital cash activities were $11.5 million less in second quarter 2007 compared to the same period in 2006.  Additionally, in the second quarter 2007, we paid $13.4 million more for the extinguishment of debt due to the partial redemption of the 8% Senior Subordinated Notes, due 2012 (2012 Notes) and $1.1 million less was received in tax refunds, net of taxes paid.  These amounts were partially offset by decreases in interest payments of $3.4 million and program payments of $2.5 million and an increase in distributions from equity and cost method investees of $0.8 million.

Net cash flows from operating activities decreased during the six months ended June 30, 2007 compared to the same period in 2006.  During the six months of 2007, we paid $27.2 million more for the extinguishment of debt due to the full redemption of the 8.75% Senior Subordinated Notes, due 2011 (the 2011 Notes) and the partial redemption of the 2012 Notes.  We received $5.1 million less in distributions from equity and cost method investees and made $0.4 million more in interest payments.  These amounts were offset in part by cash receipts from customers, net of cash payments to vendors for operating expenses and other working capital cash activities that were $2.0 million greater in the six months 2007 compared to the same period in  2006.  Additionally, in the six months of 2007, we made $8.2 million less in program payments and $4.6 million less in cash tax payments, offset by receiving $1.6 million less in cash tax refunds.   Tax payments in 2006 primarily related to station sales.

We expect to have a lower interest payments in the third quarter 2007 compared to the second quarter 2007.  We expect program payments to decrease in the third quarter 2007 compared to the second quarter 2007.

Investing Activities

Net cash flows used in investing activities increased during the second quarter 2007 compared to the same period in 2006.  During the second quarter 2007, we paid $16.0 million related to our acquisition of Triangle Sign & Service, Inc. (Triangle).  These cash outflows were partially offset by a decrease in capital expenditures of $1.4 million during the second quarter 2007 as compared to the second quarter 2006.  Additionally, we received distributions of our investment of $0.3 million from our cost method investees, in the second quarter 2007.

Net cash flows used in investing activities increased during the six months ended June 30, 2007 compared to the same period in 2006.  During the six months of 2007, we received less than $0.1 million related to the sale of certain broadcasting assets.  During the six months of 2006, we received $1.4 million related to the sale of WEMT-TV in Tri-Cities, Tennessee and $1.4 million related to the sale of certain broadcasting assets.  During the six months of 2007, there was an increase in capital expenditures of $0.5 million as compared to the same period in 2006.  This increase is primarily related to spending on building improvement projects.  Additionally, we paid $16.0 million related to our acquisition of Triangle.  These cash outflows were partially offset by a decrease in payments related to station purchase options.  During the six months of 2006, we paid $1.7 million related to the purchase option for WDKA-TV in Paducah, Kentucky.  Additionally, we received distributions of our investment of $0.7 million from our cost method investees during the six months of 2007.

For third quarter 2007, we anticipate incurring higher capital expenditures than incurred in the second quarter 2007 primarily related to station maintenance, equipment replacement and consolidation of building and tower needs in some markets.  We expect to fund such capital expenditures with cash generated from operating activities and borrowings under our Bank Credit Agreement.

Financing Activities

Net cash flows used in financing activities decreased significantly in the second quarter of 2007 compared to the same period in 2006.  Our debt issuances to non-affiliates, net of debt repayments in second quarter 2007, were $14.3 million compared to debt repayments, net of debt issuances of $18.3 million in 2006.  Additionally, we received proceeds from the exercise of stock options for second quarter 2007 of $2.3 million and paid $3.8 million to terminate a derivative obligation during the second quarter 2006.  These cash inflows were partially offset by $4.4 million more in payments for common stock dividends during the second quarter 2007 as compared to the second quarter 2006 and $6.8 million of deferred financing cost payments primarily related to the offering of the 2027 Notes.

Net cash flows used in financing activities increased in the six months ended June 30, 2007 compared to the same period in 2006.  Our debt repayments to non-affiliates, net of debt issuances in the six months of 2007, were $54.4 million compared to $30.4 million in 2006 and we paid deferred financing costs of $6.8 million during the six months of 2007 primarily related to the offering of the 2027 Notes.  Additionally, we paid $6.6 million more in common stock dividends during the first six months of 2007 as compared to the same period in 2006.  These cash outflows were partially offset by proceeds from the exercise of stock options for the first six months of 2007 of $13.7 million and the absence in 2007 of cash paid to terminate derivative obligations of $3.8 million.

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

CONTRACTUAL CASH OBLIGATIONS

During first quarter 2007, we redeemed in full the $307.4 million aggregate principal amount of the 2011 Notes.  This redemption was funded from the net proceeds of the $225.0 million Term Loan A-1, additional borrowings under the Revolver of $23.0 million and cash on had of $59.4 million.

During second quarter 2007, we partially redeemed $345.0 million of the 2012 Notes.  This redemption was funded from the net proceeds of the $345.0 million 2027 Notes.

There were no other material changes outside the ordinary course of business to our contractual cash obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.  For additional information regarding the payment terms of the 2027 Notes, see Liquidity and Capital Resources above.

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

As of June 30, 2007, we had two derivative instruments.  Both of these instruments are interest rate swap agreements.  One of these swap agreements with a notional amount of $180.0 million and expiring on March 15, 2012, is accounted for as a fair value hedge; therefore, any changes in its fair market value are reflected as an adjustment to the carrying value of our 8.0% Senior Subordinated Notes, due 2012, which is the underlying debt being hedged.  During 2006, the other interest rate swap agreement was undesignated as a fair value hedge due to a reassignment of the counterparty; therefore, any subsequent changes in the fair market value are reflected as an adjustment to income.  The notional amount of this swap agreement is $120.0 million and it expires on March 15, 2012.  The interest we pay on the $180.0 million interest rate swap agreement is floating based on the three-month London Interbank Offered Rate (LIBOR) plus 2.28% and the interest we receive is 8.0%.  The $120.0 million swap is structured identically with the exception of a difference in the interest spread where it is 2.35%.  The fair market value of these agreements is estimated by obtaining quotations from the international financial institution which is a party to the contract.  The fair value is an estimate of the net amount that we would pay on the balance sheet date if we cancelled the contracts or transferred them to other parties and includes net accrued interest receivable or payable.  This amount was a net asset of $4.8 million and $5.7 million as of June 30, 2007 and December 31, 2006, respectively.

To determine the sensitivity of these derivative instruments to changes in interest rates, we also obtain quotations from the party to the contract that estimate the pro forma fair market value of the instruments on June 30, 2007 if current interest rates were higher by 1% or lower by 1%.  As of June 30, 2007, the fair market value of these instruments would be a liability of $4.9 million if interest rates were 1% higher and an asset of $12.4 million if interest rates were 1% lower than current rates.

During May 2003, we completed an issuance of $150.0 million aggregate principal amount of 4.875% Convertible Senior Notes, due 2018.  During May 2007, we completed an issuance of $345.0 million aggregate principal amount of 3.0% Convertible Senior Notes, due 2027.  Under certain circumstances, we will pay contingent cash interest to the holders of convertible notes commencing on January 15, 2011 and May 20, 2010 for the 4.875% Notes and 3.0% Notes, respectively.  The contingent cash interest feature for both issuances are embedded derivatives which have a negligible fair value as of June 30, 2007.

We are also exposed to risk from a change in interest rates to the extent we are required to refinance existing fixed rate indebtedness at rates higher than those prevailing at the time the existing indebtedness was incurred.  As of June 30, 2007, we had senior subordinated notes totaling $273.3 million, convertible senior bonds totaling $150.0 million, convertible subordinated bonds totaling $153.2 million and convertible senior notes totaling $345.0 million expiring in the years 2012, 2018, 2012 and 2027, respectively.  Based on the quoted market price, the fair value of the notes and bonds was $918.7 million as of June 30, 2007.  Generally, the fair market value of the notes and bonds will decrease as interest rates rise and increase as interest rates fall.  We estimate that a 1.0% increase from prevailing interest rates would result in a decrease in fair value of the notes and bonds by $75.7 million as of June 30, 2007.  The estimates related to the increase or decrease of interest rates are based on assumptions for forecasted future interest rates.

The fair value of the notes and bonds was $1.2 billion as of December 31, 2006 and at that time we estimated that a 1.0% increase in prevailing interest rates would have resulted in a decrease of $57.4 million in fair value.  This indicates that our exposure to risk from a change in interest rates has not materially changed since December 31, 2006.

On January 22, 2007, we redeemed in full our 8.75% Senior Subordinated Notes, due 2011 using the proceeds from our $225.0 million Term Loan A-1 and borrowing under the Revolver.  This transaction increases our risk to increases in interest rates as the Term Loan A-1 and Revolver both accrue interest with a variable rate.

On May 10, 2007, we completed an offering of $300.0 million aggregate principal amount of Convertible Senior Notes, due 2027 (the 2027 Notes) at an interest rate of 3% per year.   Upon certain conditions, the 2027 Notes are convertible into cash and, in certain circumstances, shares of class A common stock prior to maturity at an initial conversion price of $20.43 per share, subject to adjustment, which is equal to an initial conversion rate of approximately 48.9476 shares of class A common stock per $1,000 principal amount of notes.  Under certain provisions of the indenture we may be required to pay contingent cash interest to the holders of notes.  The 2027 Notes may not be redeemed prior to May 20, 2010 and may thereafter be redeemed by us at par.  On May 18, 2007, the underwriters of the notes exercised their option to purchase up to an additional aggregate $45.0 million principal amount of the notes.  The offering was made pursuant to our universal shelf registration statement previously filed with the Securities and Exchange Commission. For additional information, refer to Note 5. Notes Payable, in the Notes to our Consolidted Financial Statements.

On June 11, 2007 and June 18, 2007, we partially redeemed $300.0 million and $45.0 million, respectively, of our existing 8.0% Senior Subordinated Notes, due 2012 (the 2012 Notes) at a redemption price of 104% of the principal amount of the 2012 Notes plus accrued and unpaid interest, with net proceeds from the offering and cash on hand.  As of June 30, 2007, the face amount of the 2012 Notes outstanding was $273.3 million.  As a result of the partial redemption, we recorded a loss from extinguishment of debt of $15.0 million representing the redemption premium and write-off of certain debt acquisition costs, a debt premium and an unamortized derivative asset.

This transaction decreased the fair value of our total debt as of June 30, 2007 due to the 2012 Notes trading at a premium and the 2027 Notes trading at a discount.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of June 30, 2007, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during or subsequent to the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

The following section entitled Digital Conversion, represents an update to Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2006.

Digital Conversion

On May 18, 2007, the FCC released a notice of proposed rulemaking commencing its third periodic review of the nation’s conversion from analog to digital television.  The order proposes deadlines and procedures to ensure that broadcasters complete construction of their post-transition, digital facilities by the statutory deadline of February 17, 2009.  We cannot predict the outcome of this notice or how it will impact our business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of Sinclair Broadcast Group, Inc. was held on May 11, 2006.  At the meeting, three items, as set forth in the proxy statement dated April 10, 2007, were submitted to the shareholders for a vote.  In response to Proposal I, the shareholders elected all persons nominated for directors as set forth in our proxy statement dated April 10, 2007, for a term expiring May 10, 2008.  Approximately 95.7% of the eligible votes were cast.  The table below sets for the results of the voting for nominated directors:

Election of Directors	For	Against or Withheld
David D. Smith	382,524,983	15,806,978
Frederick G. Smith	381,994,574	16,337,387
J. Duncan Smith	381,994,074	16,337,887
Robert E. Smith	382,334,674	15,997,287
Basil A. Thomas	376,710,904	21,621,057
Lawrence E. McCanna	395,214,447	3,117,514
Daniel C. Keith	397,598,551	733,410
Martin R. Leader	397,596,749	735,212

In response to Proposal II, the shareholders ratified the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ended December 31, 2007.  The table below sets forth the results of the voting for Ernst & Young LLP:

For	Against	Abstain
398,276,789	30,618	24,554

In response to Proposal III, the shareholders voted to approve the material terms of executive officer performance goals to qualify as performance-based compensation.  The table below sets for the results of the voting material terms of executive officer performance goals to qualify as performance-based compensation:

For	Against	Abstain
394,551,299	3,750,758	29,904

ITEM 6.  EXHIBITS

Exhibit Number	Description
4.1

Indenture, dated as of May 10, 2007, between Sinclair Broadcast Group, Inc. and U.S. Bank National Association, as trustee. (Incorporated by reference from Registrant’s Report on Form 8-K filed on May 11, 2007).

4.2

First Supplemental Indenture, dated as of May 10, 2007, between Sinclair Broadcast Group, Inc. and U.S. Bank National Association, as trustee. (Incorporated by reference from Registrant’s Report on Form 8-K filed on May 11, 2007).

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on the 9th day of August 2007.

SINCLAIR BROADCAST GROUP, INC.

By:	/s/ David R. Bochenek
David R. Bochenek
Vice President/Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description
4.1

Indenture, dated as of May 10, 2007, between Sinclair Broadcast Group, Inc. and U.S. Bank National Association, as trustee. (Incorporated by reference from Registrant’s Report on Form 8-K filed on May 11, 2007).

4.2

First Supplemental Indenture, dated as of May 10, 2007, between Sinclair Broadcast Group, Inc. and U.S. Bank National Association, as trustee. (Incorporated by reference from Registrant’s Report on Form 8-K filed on May 11, 2007).

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