Form 10-Q
period 2007-09-30
SINCLAIR BROADCAST GROUP INC
filed 2007-11-08
CIK 912752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Number of shares outstanding as of
Title of each class	November 2, 2007
Class A Common Stock	52,830,025
Class B Common Stock	34,453,859

SINCLAIR BROADCAST GROUP, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2007

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

ASSETS	As of September 30, 2007	As of December 31, 2006
CURRENT ASSETS:	(Unaudited)
Cash and cash equivalents	$10,443	$67,408
Accounts receivable, net of allowance for doubtful accounts of $3,607 and $3,985, respectively	123,456	130,227
Affiliate receivable	30	12
Current portion of program contract costs	61,173	65,137
Income taxes receivable	17,542	3,625
Prepaid expenses and other current assets	11,774	12,904
Deferred barter costs	3,043	2,455
Assets held for sale	20,722	21,010
Deferred tax assets	8,313	8,340
Total current assets	256,496	311,118

PROGRAM CONTRACT COSTS, less current portion	40,614	49,187
PROPERTY AND EQUIPMENT, net	276,028	269,725
GOODWILL, net	1,017,485	1,007,268
BROADCAST LICENSES, net	401,130	401,130
DEFINITE-LIVED INTANGIBLE ASSETS, net	183,965	198,103
OTHER ASSETS	43,681	35,049
Total assets	$2,219,399	$2,271,580

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,648	$4,849
Accrued liabilities	69,980	89,685
Current portion of notes payable, capital leases and commercial bank financing	42,723	98,265
Current portion of notes and capital leases payable to affiliates	3,435	3,985
Current portion of program contracts payable	96,028	85,497
Deferred barter revenues	2,766	2,327
Liabilities held for sale	1,411	320
Total current liabilities	220,991	284,928

LONG-TERM LIABILITIES:
Notes payable, capital leases and commercial bank financing, less current portion	1,289,859	1,290,899
Notes payable and capital leases to affiliates, less current portion	18,276	20,474
Program contracts payable, less current portion	88,969	97,369
Deferred tax liabilities	290,888	282,317
Other long-term liabilities	55,022	28,263
Total liabilities	1,964,005	2,004,250

MINORITY INTEREST IN CONSOLIDATED ENTITIES	1,098	685

SHAREHOLDERS’ EQUITY:
Class A Common Stock, $.01 par value, 500,000,000 shares authorized, 52,818,338 and 47,552,682 shares issued and outstanding, respectively	528	476
Class B Common Stock, $.01 par value, 140,000,000 shares authorized, 34,453,859 and 38,348,331 shares issued and outstanding, respectively, convertible into Class A Common Stock	345	383
Additional paid-in capital	613,894	596,667
Accumulated deficit	(358,174)	(328,406)
Accumulated other comprehensive loss	(2,297)	(2,475)
Total shareholders’ equity	254,296	266,645
Total liabilities and shareholders’ equity	$2,219,399	$2,271,580

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
REVENUES:
Station broadcast revenues, net of agency commissions	$149,425	$150,272	$456,972	$457,863
Revenues realized from station barter arrangements	14,786	12,750	44,218	38,112
Other operating divisions’ revenues	12,488	3,324	18,841	14,753
Total revenues	176,699	166,346	520,031	510,728

OPERATING EXPENSES:
Station production expenses	35,741	35,121	109,556	108,298
Station selling, general and administrative expenses	33,710	34,237	101,357	101,754
Expenses recognized from station barter arrangements	13,317	11,430	39,995	34,686
Amortization of program contract costs and net realizable value adjustments	29,172	24,075	73,528	65,300
Other operating divisions’ expenses	11,227	3,346	18,852	15,108
Depreciation of property and equipment	10,555	10,671	32,660	35,190
Corporate general and administrative expenses	5,497	5,141	18,888	17,059
Amortization of definite-lived intangible assets and other assets	4,546	4,312	13,032	12,826
Total operating expenses	143,765	128,333	407,868	390,221
Operating income	32,934	38,013	112,163	120,507
OTHER INCOME (EXPENSE):
Interest expense and amortization of debt discount and deferred financing costs	(21,897)	(28,448)	(74,166)	(86,783)
Interest income	89	913	2,178	1,263
(Loss) gain from sale of assets	(30)	4	(38)	(265)
Loss from extinguishment of debt	(68)	(25)	(30,716)	(904)
Gain from derivative instruments	1,897	—	1,300	2,907
Income (loss) from equity and cost method investments	711	57	(181)	6,192
Other income (loss), net	268	(34)	944	448
Total other expense	(19,030)	(27,533)	(100,679)	(77,142)
Income from continuing operations before income taxes	13,904	10,480	11,484	43,365

INCOME TAX (PROVISION)BENEFIT	(4,327)	12,350	(2,317)	(2,594)
Income from continuing operations	9,577	22,830	9,167	40,771
DISCONTINUED OPERATIONS:
Income (loss) from discontinued operations, net of related income tax (provision) benefit of $(436), $(307), $(176) and $182, respectively	324	(265)	542	321
Gain from discontinued operations, net of related income tax provision of $0, $0, $0 and $885, respectively	—	—	—	1,774
NET INCOME	$9,901	$22,565	$9,709	$42,866

EARNINGS PER COMMON SHARE:
Basic earnings per common share from continuing operations	$0.11	$0.27	$0.11	$0.48
Basic earnings per common share from discontinued operations	$—	$—	$0.01	$0.02
Basic earnings per common share	$0.11	$0.26	$0.11	$0.50
Diluted earnings per common share from continuing operations	$0.11	$0.26	$0.11	$0.48
Diluted earnings per common share from discontinued operations	$—	$—	$0.01	$0.02
Diluted earnings per common share	$0.11	$0.25	$0.11	$0.50
Weighted average common shares outstanding	87,175	85,719	86,816	85,650
Weighted average common and common equivalent shares outstanding	87,227	99,149	86,949	85,655
Dividends declared per common share	$0.15	$0.125	$0.45	$0.325

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

(In thousands) (Unaudited)

	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

BALANCE, December 31, 2006	$476	$383	$596,667	$(328,406)	$(2,475)	$266,645
Adjustment related to adoption of FIN 48, effective January 1, 2007	—	—	—	(589)	—	(589)
Dividends declared on Class A and Class B Common Stock	—	—	—	(38,888)	—	(38,888)
Class A Common Stock issued pursuant to employee benefit plans	14	—	15,376	—	—	15,390
Class B Common Stock converted into Class A Common Stock	38	(38)	—	—	—	—
Tax benefit of nonqualified stock options exercised	—	—	1,851	—	—	1,851
Amortization of net periodic pension benefit costs	—	—	—	—	178	178
Net income	—	—	—	9,709	—	9,709
BALANCE, September 30, 2007	$528	$345	$613,894	$(358,174)	$(2,297)	$254,296

Other comprehensive income:
Net income	$—	$—	$—	$9,709	$—	$9,709
Amortization of net periodic pension benefit costs	—	—	—	—	178	178
Comprehensive income	$—	$—	$—	$9,709	$178	$9,887

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$9,709	$42,866
Adjustments to reconcile net income to net cash flows from operating activities:
Amortization of debt discount, net of debt premium	1,904	1,563
Depreciation of property and equipment	32,964	35,881
Recognition of deferred revenue	(13,939)	(6,105)
Accretion of capital leases	693	335
Loss (income) from equity and cost method investments	181	(6,192)
Loss on sale of property	38	265
Gain on sale of broadcast assets related to discontinued operations	—	(2,659)
Gain from derivative instruments	(1,300)	(2,907)
Amortization of definite-lived intangible assets and other assets	13,319	13,195
Amortization of program contract costs and net realizable value adjustments	73,686	65,428
Amortization of deferred financing costs	2,337	1,953
Stock-based compensation	3,129	1,442
Excess tax benefits for stock options exercised	(1,851)	—
Loss on extinguishment of debt, non-cash portion	3,431	854
Amortization of net periodic pension benefit costs	178	—
Amortization of derivative instruments	691	403
Deferred tax provision related to operations	15,850	7,750
Deferred tax provision (benefit) related to discontinued operations	955	(1,177)
Net effect of change in deferred barter revenues and deferred barter costs	(173)	(186)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in accounts receivable, net	11,912	9,957
Increase in affiliate receivable	—	(4,250)
Increase in income taxes receivable	(11,438)	(3,040)
Decrease in prepaid expenses and other current assets	4,153	8,718
Decrease in other assets	489	500
Increase (decrease) in accounts payable and accrued liabilities	4,706	(1,136)
Increase in income taxes payable	—	7,822
Decrease in other long-term liabilities	(3,164)	(2,267)
Increase (decrease) in minority interest	151	(57)
Dividends and distributions from equity and cost method investees	1,577	6,355
Payments on program contracts payable	(59,062)	(68,170)
Net cash flows from operating activities	91,126	107,141
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(13,881)	(13,492)
Payments for acquisition of television station	—	(1,710)
Payments for acquisitions of other operating divisions’ companies	(34,075)	—
Dividends and distributions from cost method investees	583	—
Investments in equity and cost method investees	(111)	(153)
Proceeds from the sale of assets	678	1,394
Proceeds from the sale of broadcast assets related to discontinued operations	—	1,400
Loans to affiliates	(118)	(107)
Proceeds from loans to affiliates	118	105
Net cash flows used in investing activities	(46,806)	(12,563)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	725,216	75,000
Repayments of notes payable, commercial bank financing and capital leases	(793,214)	(114,294)
Proceeds from exercise of stock options, including excess tax benefits of $1,851	13,379	—
Dividends paid on Class A and Class B Common Stock	(36,534)	(25,458)
Payments for deferred financing costs	(6,983)	—
Payments for derivative terminations	—	(3,750)
Repayments of notes and capital leases to affiliates	(3,149)	(3,236)
Net cash flows used in financing activities	(101,285)	(71,738)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(56,965)	22,840
CASH AND CASH EQUIVALENTS, beginning of period	67,408	9,655
CASH AND CASH EQUIVALENTS, end of period	$10,443	$32,495

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

Discontinued Operations

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we reported the financial position and results of operations of WEMT-TV in Tri-Cities, Tennessee and WGGB-TV in Springfield, Massachusetts as assets and liabilities held for sale in the accompanying consolidated balance sheets and income (loss) from discontinued operations in the consolidated statements of operations.  Discontinued operations have not been segregated in the consolidated statements of cash flows; therefore, amounts for certain captions will not agree with the accompanying consolidated balance sheets and consolidated statements of operations.  The operating results of WEMT-TV and WGGB-TV are not included in our consolidated results from continuing operations for the three and nine months ended September 30, 2007 and 2006.  See Note 10. Discontinued Operations, for additional information.

Interim Financial Statements

The consolidated financial statements for the three and nine months ended September 30, 2007 and 2006 are unaudited.  In the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows for these periods.

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

Recent Accounting Pronouncements

In February 2007, the Financial Standards Accounting Board (FASB) issued Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (SFAS 159). The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates.  Unrealized gains and losses on items for which the fair value option has been elected are to be reported in earnings at each subsequent reporting date.  This Statement is effective for our fiscal year beginning January 1, 2008.  We are currently evaluating the impact that adoption of SFAS 159 will have on our consolidated financial statements.

In May 2007, the FASB issued FASB Staff Position (FSP) FIN 48-1, Definition of ‘Settlement’ in FASB Interpretation No. 48.  This FSP amends FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.  The guidance in this FSP should be applied by companies upon the initial adoption of FIN 48.  This statement did not have a material impact on our consolidated financial statements.

In June 2007, the Emerging Issues Task Force (EITF) issued a consensus on Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.  The provisions require companies to recognize the tax benefits of dividends on unvested share-based payments in equity and reclassify the tax benefits from additional paid-in capital to the income statement when the related award is forfeited.  The provisions are effective prospectively starting January 1, 2008. We do not expect the impact of this issue to have a material effect on our consolidated financial statements.

In June 2007, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 07-1, Clarification of the Scope of the Audit and Accounting Guide on Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies (SOP 07-1).  This SOP provides guidance for applicable principle and disclosure requirements for parent companies and equity method investors in investment companies that retain investment company accounting in the parent company’s consolidated financial statements or the financial statements of an equity method investor.  The provisions of this SOP were to be effective for fiscal years beginning January 1, 2008.  In October 2007, the FASB agreed on a proposal to indefinitely postpone the effective date of SOP 07-1 in order to address various implementation issues that have been brought forth and possibly revise the provisions of the statement.

In July 2007, the FASB proposed FASB Staff Position (FSP) APB 14-a, an interpretation of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants (APB 14).  This proposed FSP provides clarification on the accounting for convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement.  If issued, the guidance could significantly impact the accounting for instruments commonly referred to as Instrument C, which is structured so that upon conversion, the principal amount of the obligation is paid in cash and the conversion spread is settled in cash or shares.  This proposed FSP would require the issuer to bifurcate a component of the debt and classify that component in shareholder’s equity, then accrete the resulting discount on the debt resulting in interest expense equal to the issuer’s nonconvertible debt borrowing rate.  The proposed effective date is for fiscal years beginning after December 15, 2007 and is required to be retroactively applied.  Such a change in the accounting for convertible debt securities could have a material impact on our consolidated financial statements.

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

Acquisitions

In May 2007, we acquired Triangle Sign & Service, Inc. (Triangle), a Baltimore-based company whose primary business is to design and fabricate commercial signs for retailers, sports complexes and other commercial businesses, for $15.9 million, net of cash acquired.

In July 2007, we acquired FBP Holding Company, LLC (FBP Holding), which holds an investment in a commercial warehouse property located in Baltimore, Maryland, for $8.7 million consisting of $1.3 million cash, net of cash acquired, and $7.4 million in the assumption of debt.  Debt assumed in conjunction with this acquisition is non-recourse to Sinclair Broadcast Group, Inc.

In September 2007, we acquired Bagby Investors, LLC (Bagby), which holds an investment in a commercial office building in Baltimore, Maryland, for $16.9 million, net of cash acquired.

We consolidate Triangle, FBP Holding and Bagby’s financial statements.  We expect to finalize the purchase price allocation for each of these companies in fourth quarter 2007.  These acquisitions are not material to our consolidated financial statements.  These acquisitions are shown in the statement of cash flows as payments for acquisitions of other operating divisions’ companies.

Investments

In October 2007, we made a $5.2 million cash investment in developmental land in Chapel Hill, North Carolina and a $3.7 million cash investment in developmental land in Annapolis, Maryland.

Restructuring Costs

During the year ended December 31, 2006, we incurred costs associated with restructuring the news operations at certain of our stations.  Specifically, on or before March 31, 2006, we ceased our locally-produced news broadcasts in nine of our markets and, consequently, let go of our news employees and cancelled our news-related contracts.  We recorded restructuring charges in station production expenses.  All restructuring costs were associated with our broadcast segment.  As of September 30, 2007, there was no remaining unpaid balance related to the restructuring plan.

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

For the nine months ended September 30, 2007, we recorded expense of $1.0 million related to this grant.  We did not issue any SARs in 2006.  This expense reduced our consolidated income, but had no effect on our consolidated cash flows.

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

Changes in the Rules on Television Ownership and Local Marketing Agreements

There have been no material changes to the Federal Communications Commission (FCC) rules on television ownership and local marketing agreements during the nine months ended September 30, 2007.  Please refer to Note 11. Commitments and Contingencies in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

On April 17, 2007, the FCC requested comments on the status of children’s television programming and compliance with the Children’s Television Act and the FCC’s rules.  That proceeding is still pending.

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

On November 7, 2006, the FCC sent a letter to us requesting information regarding the broadcast of certain programming, by forty-one stations licensed to us and three stations previously licensed to us, without proper sponsorship identification in alleged violation of federal law and the FCC’s rules.  We denied that the stations violated federal law or the FCC’s rules.  On July 23, 2007, the FCC dismissed the complaints and closed its investigation with respect to thirty-five of the stations.  On October 18, 2007, the FCC issued a notice of apparent liability for forfeiture, proposing to fine nine of the stations a total of $36,000 for allegedly violating the sponsorship identification rules.  We are seeking reduction or cancellation of the proposed forfeitures.

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

Liquidity Assurance

On May 26, 2005, we entered into a twelve-month limited scope liquidity assurance with Acrodyne Communications, Inc. (Acrodyne), one of our majority-owned consolidated subsidiaries.  On July 14, 2006, we extended the liquidity assurance for an additional twelve-month period.  Pursuant to this agreement, we provided Acrodyne sufficient funding to cover any necessary working capital needs through May 25, 2007, when Acrodyne was not able to provide that funding on its own.  In connection with this liquidity assurance, we established a $0.5 million line of credit for Acrodyne.  Interest on any unpaid indebtedness is calculated on a daily basis at LIBOR plus 225 basis points per annum.  As of September 30, 2007, Acrodyne had borrowed $0.5 million under this line of credit.  The liquidity assurance was not extended in 2007.

4.              SUPPLEMENTAL CASH FLOW INFORMATION:

During the nine months ended September 30, 2007 and 2006, our supplemental cash flow information was as follows (in thousands):

	Nine Months Ended September 30,
	2007	2006

Income taxes paid related to continuing operations	$57	$640
Income taxes paid related to sale of discontinued operations	$—	$4,028
Income tax refunds received related to continuing operations	$59	$4,938
Income tax refunds received related to sale of discontinued operations	$157	$6,670
Interest paid	$82,101	$90,998
Payments related to extinguishment of debt	$27,285	$50
Debt assumed in conjunction with the acquisition of an other operating divisions’ company	$7,400	$—

Non-cash barter and trade expense are presented in the consolidated statements of operations.  Non-cash transactions related to capital lease obligations were less than $0.1 million and $3.3 million for the nine months ended September 30, 2007 and 2006, respectively.  Debt assumed in conjunction with the acquisition of an other operating divisions’ company is non-recourse to Sinclair Broadcast Group, Inc.

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

The 2027 Notes may be surrendered for conversion at any time on or before November 15, 2026 if the following conditions are met:

•                  during any calendar quarter commencing after the date of original issuance of the 2027 Notes, if the closing sale price of our class A common stock, for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the calendar quarter preceding the quarter in which the conversion occurs, is more than 130% of the conversion price in effect on that last trading day;

•                  during the ten consecutive trading day period following any five consecutive trading day period in which the trading price for the 2027 Notes for each such trading day was less than 95% of the closing sale price of our class A common stock on such date multiplied by the then current conversion rate;

•                  if the notes have been called for redemption; or

•                  if we make certain significant distributions to our class A common stock shareholders, we enter into specified corporate transactions, or our class A common stock ceases to be listed on The Nasdaq Global Select Market and is not listed for trading on another U.S. national or regional securities exchange.

The 2027 Notes may be surrendered for conversion after November 15, 2026, and at any time prior to the close of business on the business day immediately preceding the maturity date regardless of whether any of the foregoing conditions have been satisfied.  Upon a fundamental change, holders of the 2027 Notes may require us to repurchase for cash all or part of their notes at a repurchase price equal to 100.0% of the principal amount plus accrued and unpaid interest. Holders of the 2027 Notes will also have the right to require us to repurchase the notes for cash on May 15, 2010, May 15, 2017 and May 15, 2022, or any other such date to be determined by us at a repurchase price payable in cash equal to the aggregate principal amount plus accrued and unpaid interest (including contingent cash interest), if any, through the repurchase date. The 2027 Notes require us to settle the principal amount in cash and the conversion spread in cash or net shares at our option.

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

On June 11, 2007 and June 18, 2007, we partially redeemed $300.0 million and $45.0 million, respectively, of our existing 8.0% Senior Subordinated Notes, due 2012 (the 2012 Notes) at a redemption price of 104% of the principal amount of the 2012 Notes plus accrued and unpaid interest with net proceeds from the offering of the 2027 Notes and cash on hand.  As a result of the partial redemption, we recorded a loss from extinguishment of debt of $15.0 million representing the redemption premium and write-off of certain debt acquisition costs, a debt premium and an unamortized derivative asset.  We repurchased on the open market $9.9 million of our 2012 Notes during the third quarter 2007.  As of September 30, 2007, the outstanding face amount of the 2012 Notes was $263.4 million.

6.              DERIVATIVE INSTRUMENTS:

We enter into derivative instruments primarily for the purpose of reducing the impact of changing interest rates on our floating rate debt and to reduce the impact of changing fair market values on our fixed rate debt.  We account for our derivative instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.

As of September 30, 2007, we had two derivative instruments.  Both of these instruments are interest rate swap agreements.  One of these swap agreements, with a notional amount of $180.0 million and expiring on March 15, 2012, is accounted for as a fair value hedge; therefore, any changes in its fair market value are reflected as an adjustment to the carrying value of our 8.0% Senior Subordinated Notes, due 2012, which is the underlying debt being hedged.  During 2006, the other interest rate swap agreement was undesignated as a fair value hedge due to a reassignment of the counterparty; therefore, any subsequent changes in the fair market value are reflected as an adjustment to income.  The notional amount of this swap agreement is $120.0 million and it expires on March 15, 2012.  The interest we pay on the $180.0 million interest rate swap agreement is floating based on the three-month London Interbank Offered Rate (LIBOR) plus 2.28% and the interest we receive is 8.0%.  The $120.0 million swap is structured identically with the exception of a difference in the interest spread where it is 2.35%.  The fair market value of these agreements is estimated by obtaining quotations from the international financial institution which is a party to the contract.  The fair value is an estimate of the net amount that we would pay on the balance sheet date if we cancelled the contracts or transferred them to other parties and includes net accrued interest receivable or payable.  This amount was a net asset of $3.5 million and $5.7 million as of September 30, 2007 and December 31, 2006, respectively.

During May 2003, we completed an issuance of $150.0 million aggregate principal amount of 4.875% Convertible Senior Notes, due 2018.  During May 2007, we completed an issuance of $345.0 million aggregate principal amount of 3.0% Convertible Senior Notes, due 2027.  Under certain circumstances, we will pay contingent cash interest to the holders of convertible notes commencing on January 15, 2011 and May 20, 2010 for the 4.875% Notes and 3.0% Notes, respectively.  The contingent cash interest feature for both issuances are embedded derivatives which have a negligible fair value as of September 30, 2007.

7.              INCOME TAXES AND CHANGE IN ACCOUNTING PRINCIPLE:

Our income tax provision for all periods consists of federal and state income taxes.  The tax provision for the three and nine months ended September 30, 2007 is based on the estimated effective tax rate applicable for the full year, which is expected to be 36.0%.  Our effective income tax rate differs from the federal statutory rate of 35% and can vary from period to period due to fluctuations in operating results, new or revised tax legislation and accounting pronouncements, state taxes, changes in the valuation of deferred tax assets and liabilities, accruals related to contingent tax liabilities and the results of audits and examinations of previously filed tax returns.  Both the third quarter and estimated annual 2007 effective rates are different from the statutory rate due primarily to the impact of state income taxes, certain items not deductible for tax purposes, new state tax legislation, changes in the valuation of deferred tax assets and liabilities and our contingent tax liability accrual.

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) on January 1, 2007. The adoption of FIN 48 did not cause a material change to our contingent liability for unrecognized tax benefits.  We decreased the January 1, 2007 balance of retained earnings by $0.6 million to apply the cumulative effect of FIN 48 adoption.  As of the date of adoption, we had $32.9 million of gross unrecognized tax benefits.  Of this total, $17.6 million (net of federal effect on state tax issues) and $7.8 million (net of federal effect on state tax issues) represent the amounts of unrecognized tax benefits that, if recognized, would favorably affect our effective tax rates from continuing operations and discontinued operations, respectively.  At September 30, 2007, we had $28.7 million of gross unrecognized tax benefits.  Of this total, $15.2 million (net of federal effect on state tax issues) and $7.4 million (net of federal effect on state tax issues) represent the amounts of unrecognized tax benefits that, if recognized, would favorably affect our effective tax rates from continuing operations and discontinued operations, respectively.

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.  We had $6.7 million and $0 accrued for interest and penalties, respectively, at January 1, 2007.  We recognized $0.9 million of income tax benefit and $0.2 million of income tax expense for interest related to uncertain tax positions during the three and nine months ended September 30, 2007, respectively.

We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions.  All of our 2004 and subsequent federal and state tax returns remain subject to examination by various tax authorities.  Some of our pre-2004 state tax returns may also be subject to examination.  In addition, several of our subsidiaries are currently under state examinations for various years.  We do not anticipate the resolution of these matters will result in a material change to our consolidated financial statements.  In addition, it is reasonably possible that various statutes of limitations could expire by September 30, 2008.  Such expirations, if any, could result in a reduction of the total amounts of unrecognized tax benefits by up to $1.2 million.

8.              EARNINGS PER SHARE:

The following table reconciles income (numerator) and shares (denominator) used in our computations of earnings per share for the three months and nine months ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Income (Numerator)
Income from continuing operations	$9,577	$22,830	$9,167	$40,771
Income impact of assumed conversion of 4.875% Convertible Senior Notes, due 2018, net of taxes	—	1,097	—	—
Income impact of assumed conversion of 6% Convertible Debentures, due 2012, net of taxes	—	1,379	—	—
Numerator for diluted earnings per common share from continuing operations	$9,577	$25,306	$9,167	$40,771
Income (loss) from discontinued operations, including gain on sale of broadcast assets related to discontinued operations	324	(265)	542	2,095
Numerator for diluted earnings per commonshare	$9,901	$25,041	$9,709	$42,866
Shares (Denominator)
Weighted-average common shares outstanding	87,175	85,719	86,816	85,650
Dilutive effect of outstanding stock options and restricted stock	52	7	133	5
Dilutive effect of 4.875% Convertible Senior Notes, due 2018	—	6,706	—	—
Dilutive effect of 6% Convertible Debentures, due 2012	—	6,717	—	—
Weighted-average common and common equivalent shares outstanding	87,227	99,149	86,949	85,655

We applied the treasury stock method to measure the dilutive effect of our outstanding stock options and restricted stock awards and include the respective common share equivalents in the denominator of the diluted EPS computation.  For the three and nine months ended September 30, 2007 and 2006, our outstanding stock options and restricted stock and for each of the three and nine months ended September 30, 2007 and for the nine months ended September 30, 2006, our 6% Convertible Debentures, due 2012 and 4.875% Convertible Senior Notes, due 2018 were anti-dilutive; therefore, they were not included in the computation of diluted EPS.  For each of the three and nine months ended September 30, 2007, our 3% Convertible Senior Notes, due 2027 and issued May 2007, were excluded from our diluted EPS computation since our average stock price was less than the conversion price.  For each of the three and nine months ended September 30, 2007, the outstanding SARS were excluded from our diluted EPS computation since our average stock price was less than the grant date base value of the SARS.

9.              RELATED PERSON TRANSACTIONS:

David, Frederick, Duncan and Robert Smith (collectively, the controlling shareholders) are brothers and hold substantially all of the Class B Common Stock.

Certain assets used by us and our operating subsidiaries are leased from Cunningham Communications Inc., Keyser Investment Group, Gerstell Development Limited Partnership and Beaver Dam, LLC (entities owned by the controlling shareholders).  Lease payments made to these entities were $1.3 million and $1.2 million for the three months ended September 30, 2007 and 2006, respectively.  Lease payments made to these entities were $4.0 million and $3.6 million for the nine months ended September 30, 2007 and 2006, respectively.

In January 1999, we entered into a local marketing agreement (LMA) with Bay Television, Inc. (Bay TV), which owns the television station WTTA-TV in Tampa, Florida.  Our controlling shareholders own a substantial portion of the equity of Bay TV.  The LMA provides that we deliver television programming to Bay TV, which broadcasts the programming in return for a monthly fee to Bay TV of $143,500.  We must also make an annual payment equal to 50% of the adjusted annual broadcast cash flow of the station (as defined in the LMA) that is in excess of $1.7 million.  An additional payment of $1.8 million was made during the nine months ended September 30, 2007 related to the excess adjusted broadcast cash flow for the year ended December 31, 2006.  An additional payment of $0.9 million was made during the nine months ended September 30, 2006.  Lease payments made to Bay TV were $0.4 million for each of the three months ended September 30, 2007 and 2006 and $1.3 million for each of the nine months ended September 30, 2007 and 2006.

David D. Smith, our President and Chief Executive Officer, has a controlling interest in Atlantic Automotive Corporation (Atlantic Automotive) and is a member of the Board of Directors.  Atlantic Automotive is a holding company which owns automobile dealerships and a leasing company.  We sold advertising time to Atlantic Automotive on our stations in Baltimore, Maryland and Norfolk, Virginia and received payments totaling $0.2 million and $0.4 million during the three months and nine months ended September 30, 2007, respectively.  We received payments totaling $0.1 million and $0.3 million during the three months and nine months ended September 30, 2006, respectively.  We purchased a total of $0.2 million and $0.7 million in vehicles and related vehicle services from Atlantic Automotive during the three and nine months ended September 30, 2007, respectively.  We purchased a total of $0.2 million and $0.9 million in vehicles and related vehicle services from Atlantic Automotive during the three and nine months ended September 30, 2006, respectively.

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

WGGB Disposition

On July 31, 2007, we entered into an agreement to sell WGGB-TV in Springfield, Massachusetts, including the FCC license, to an unrelated third party for $21.2 million in cash.  The FCC approved the transfer of the broadcast license and the sale was completed on November 1, 2007.

Accounts receivable related to WGGB-TV is included in the accompanying consolidated balance sheets, net of allowance for doubtful accounts, for all periods presented.  This is because we continue to own the rights to collect the amounts due to us through the closing date of the non-license television broadcast assets.  Such amounts were $1.3 million (net of allowance of $0.1 million) and $1.5 million (net of allowance of $0.1 million) as of September 30, 2007 and December 31, 2006, respectively.

Other

During the three months and nine months ended September 30, 2007, we recognized a $0.3 million and less than $0.1 million tax provision, respectively, relating to an adjustment of certain state tax and other contingency reserves.  During the three and nine months ended September 30, 2006, we recognized a $0.3 million net tax provision and $0.3 million net tax benefit, respectively, primarily relating to an adjustment of certain state tax contingencies and a settlement regarding certain state tax returns related to discontinued operations in 1999.

11.       SEGMENT DATA:

We have one reportable operating segment, “Broadcast”, that is disclosed separately from our corporate and other business activities.  “Corporate and Other” primarily includes our costs to operate as a public company and to operate our corporate headquarters location, our investment activity and our other operating divisions’ activities.  Currently, our other operating divisions primarily earn revenues from software development and consulting, transmitter manufacturing and sign design and fabrication.  Transactions between our operating segment and “Corporate and Other” are not material.

Financial information for our operating segment is included in the following tables for the three and nine months ended September 30, 2007 and 2006 (in thousands):

For the three months ended September 30, 2007	Broadcast	Corporate and Other	Consolidated
Revenue	$164,211	$12,488	$176,699
Depreciation of property and equipment	10,039	516	10,555
Amortization of definite-lived intangible assets and other assets	4,216	330	4,546
Amortization of program contract costs and net realizable value adjustments	29,172	—	29,172
General and administrative overhead expenses	1,286	4,211	5,497
Operating income (loss)	36,827	(3,893)	32,934
Income from equity and cost method investments	—	711	711

For the three months ended September 30, 2006	Broadcast	Corporate and Other	Consolidated
Revenue	$163,022	$3,324	$166,346
Depreciation of property and equipment	10,123	548	10,671
Amortization of definite-lived intangible assets and other assets	4,312	—	4,312
Amortization of program contract costs and net realizable value adjustments	24,075	—	24,075
General and administrative overhead expenses	2,004	3,137	5,141
Operating income (loss)	41,823	(3,810)	38,013
Income from equity and cost method investments	—	57	57

For the nine months ended September 30, 2007	Broadcast	Corporate and Other	Consolidated
Revenue	$501,190	$18,841	$520,031
Depreciation of property and equipment	31,071	1,589	32,660
Amortization of definite-lived intangible assets and other assets	12,702	330	13,032
Amortization of program contract costs and net realizable value adjustments	73,528	—	73,528
General and administrative overhead expenses	4,785	14,103	18,888
Operating income (loss)	128,488	(16,325)	112,163
Loss from equity and cost method investments	—	(181)	(181)

For the nine months ended September 30, 2006	Broadcast	Corporate and Other	Consolidated
Revenue	$495,975	$14,753	$510,728
Depreciation of property and equipment	33,543	1,647	35,190
Amortization of definite-lived intangible assets and other assets	12,826	—	12,826
Amortization of program contract costs and net realizable value adjustments	65,300	—	65,300
General and administrative overhead expenses	5,961	11,098	17,059
Operating income (loss)	134,011	(13,504)	120,507
Income from equity and cost method investments	—	6,192	6,192

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

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2007

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non-Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Cash	$—	$3,207	$3,864	$3,372	$—	$10,443
Accounts and other receivables	24,237	46,651	62,446	11,315	(3,621)	141,028
Other current assets	3,182	2,241	73,719	5,885	(724)	84,303
Assets held for sale	—	—	20,722	—	—	20,722
Total current assets	27,419	52,099	160,751	20,572	(4,345)	256,496

Property and equipment, net	6,333	1,471	241,766	51,104	(24,646)	276,028

Investment in consolidated subsidiaries	861,475	1,387,070	—	—	(2,248,545)	—
Other long-term assets	31,830	65,857	43,847	10,457	(67,696)	84,295
Total other long-term assets	893,305	1,452,927	43,847	10,457	(2,316,241)	84,295

Acquired intangible assets	—	—	1,537,223	56,818	8,539	1,602,580

Total assets	$927,057	$1,506,497	$1,983,587	$138,951	$(2,336,693)	$2,219,399

Accounts payable and accrued liabilities	$21,006	$5,193	$41,620	$51,644	$(44,835)	$74,628
Current portion of long-term debt	1,452	5,000	2,384	37,930	(608)	46,158
Other current liabilities	—	—	98,505	289	—	98,794
Liabilities held for sale	—	—	1,411	—	—	1,411
Total current liabilities	22,458	10,193	143,920	89,863	(45,443)	220,991

Long-term debt	630,223	601,156	63,740	67,496	(54,480)	1,308,135
Other liabilities	6,848	36,248	389,050	5,198	(1,367)	435,977
Total liabilities	659,529	647,597	596,710	162,557	(101,290)	1,965,103

Common stock	873	—	11	761	(772)	873
Additional paid-in capital	613,894	573,263	1,076,109	72,822	(1,722,194)	613,894
Accumulated (deficit) retained earnings	(347,239)	285,637	313,054	(98,174)	(511,452)	(358,174)
Accumulated other comprehensive (loss) income	—	—	(2,297)	985	(985)	(2,297)
Total shareholders’ equity	267,528	858,900	1,386,877	(23,606)	(2,235,403)	254,296
Total liabilities and shareholders’ equity	$927,057	$1,506,497	$1,983,587	$138,951	$(2,336,693)	$2,219,399

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2006

(in thousands)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non-Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Cash	$—	$62,252	$2,788	$2,368	$—	$67,408
Accounts and other receivables	8,636	28,863	89,387	9,135	(2,157)	133,864
Other current assets	4,770	8,278	75,440	3,795	(3,447)	88,836
Assets held for sale	—	—	21,010	—	—	21,010
Total current assets	13,406	99,393	188,625	15,298	(5,604)	311,118

Property and equipment, net	7,771	1,135	260,725	25,005	(24,911)	269,725

Investment in consolidated subsidiaries	541,652	1,466,978	—	—	(2,008,630)	—
Other long-term assets	25,795	35,391	52,325	13,299	(42,574)	84,236
Total other long-term assets	567,447	1,502,369	52,325	13,299	(2,051,204)	84,236

Acquired intangible assets	—	—	1,551,571	46,300	8,630	1,606,501

Total assets	$588,624	$1,602,897	$2,053,246	$99,902	$(2,073,089)	$2,271,580

Accounts payable and accrued liabilities	$17,041	$20,939	$50,394	$50,262	$(44,102)	$94,534
Current portion of long-term debt	1,337	64,400	3,013	34,358	(858)	102,250
Other current liabilities	—	—	87,322	502	—	87,824
Liabilities held for sale	—	—	320	—	—	320
Total current liabilities	18,378	85,339	141,049	85,122	(44,960)	284,928

Long-term debt	283,830	962,701	64,842	28,570	(28,570)	1,311,373
Other liabilities	6,438	20,854	380,051	5,901	(4,610)	408,634
Total liabilities	308,646	1,068,894	585,942	119,593	(78,140)	2,004,935

Common stock	859	—	11	761	(772)	859
Additional paid-in capital	596,667	281,829	1,234,735	71,517	(1,588,081)	596,667
Accumulated (deficit) retained earnings	(317,548)	252,174	235,033	(92,223)	(405,842)	(328,406)
Accumulated other comprehensive (loss) income	—	—	(2,475)	254	(254)	(2,475)
Total shareholders’ equity	279,978	534,003	1,467,304	(19,691)	(1,994,949)	266,645
Total liabilities and shareholders’ equity	$588,624	$1,602,897	$2,053,246	$99,902	$(2,073,089)	$2,271,580

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non-Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Net revenue	$—	$—	$164,829	$14,586	$(2,716)	$176,699

Program and production	—	430	37,412	—	(2,101)	35,741
Selling, general and administrative	4,134	1,175	33,067	881	(50)	39,207
Depreciation, amortization and other operating expenses	495	97	56,471	12,141	(387)	68,817
Total operating expenses	4,629	1,702	126,950	13,022	(2,538)	143,765

Operating (loss) income	(4,629)	(1,702)	37,879	1,564	(178)	32,934

Equity in earnings of subsidiaries	16,866	19,174	—	—	(36,040)	—
Interest income	294	516	34	41	(796)	89
Interest expense	(8,341)	(11,217)	(1,517)	(2,173)	1,351	(21,897)
Other income (expense)	1,208	6,851	(4,903)	67	(445)	2,778
Total other income (expense)	10,027	15,324	(6,386)	(2,065)	(35,930)	(19,030)

Income tax benefit (provision)	4,517	2,101	(12,412)	1,467	—	(4,327)
Income from discontinued operations, net of taxes	—	—	324	—	—	324
Net income (loss)	$9,915	$15,723	$19,405	$966	$(36,108)	$9,901

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non-Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Net revenue	$—	$—	$163,627	$5,624	$(2,905)	$166,346

Program and production	—	414	36,814	—	(2,107)	35,121
Selling, general and administrative	3,240	1,550	34,126	591	(129)	39,378
Depreciation, amortization and other operating expenses	528	45	49,788	4,199	(726)	53,834
Total operating expenses	3,768	2,009	120,728	4,790	(2,962)	128,333

Operating (loss) income	(3,768)	(2,009)	42,899	834	57	38,013

Equity in earnings of subsidiaries	26,364	39,475	—	—	(65,839)	—
Interest income	202	935	—	—	(224)	913
Interest expense	(5,142)	(21,324)	(1,390)	(1,364)	772	(28,448)
Other income (expense)	3,788	1,987	(5,135)	(240)	(398)	2
Total other income (expense)	25,212	21,073	(6,525)	(1,604)	(65,689)	(27,533)

Income tax benefit	1,247	7,121	3,595	387	—	12,350
Loss from discontinued operations, net of taxes	—	—	(265)	—	—	(265)
Net income (loss)	$22,691	$26,185	$39,704	$(383)	$(65,632)	$22,565

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non-Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Net revenue	$—	$—	$503,028	$25,419	$(8,416)	$520,031

Program and production	—	1,127	114,969	—	(6,540)	109,556
Selling, general and administrative	13,885	4,288	99,226	3,013	(167)	120,245
Depreciation, amortization and other operating expenses	1,523	267	156,473	21,092	(1,288)	178,067
Total operating expenses	15,408	5,682	370,668	24,105	(7,995)	407,868

Operating (loss) income	(15,408)	(5,682)	132,360	1,314	(421)	112,163

Equity in earnings of subsidiaries	31,304	67,459	—	—	(98,763)	—
Interest income	1,022	2,544	36	68	(1,492)	2,178
Interest expense	(20,392)	(47,175)	(4,613)	(5,153)	3,167	(74,166)
Other income (expense)	2,353	(3,806)	(25,250)	(942)	(1,046)	(28,691)
Total other income (expense)	14,287	19,022	(29,827)	(6,027)	(98,134)	(100,679)

Income tax benefit (provision)	11,438	19,219	(35,423)	2,449	—	(2,317)
Income from discontinued operations, net of taxes	—	—	542	—	—	542
Net income (loss)	$10,317	$32,559	$67,652	$(2,264)	$(98,555)	$9,709

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non-Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Net revenue	$—	$—	$497,736	$21,551	$(8,559)	$510,728

Program and production	—	1,230	113,394	—	(6,326)	108,298
Selling, general and administrative	11,463	5,118	100,538	2,001	(307)	118,813
Depreciation, amortization and other operating expenses	1,586	693	145,338	17,456	(1,963)	163,110
Total operating expenses	13,049	7,041	359,270	19,457	(8,596)	390,221

Operating (loss) income	(13,049)	(7,041)	138,466	2,094	37	120,507

Equity in earnings of subsidiaries	50,467	87,400	—	—	(137,867)	—
Interest income	527	1,283	—	2	(549)	1,263
Interest expense	(15,426)	(65,338)	(4,227)	(4,008)	2,216	(86,783)
Other income (expense)	18,120	6,812	(15,266)	(335)	(953)	8,378
Total other income (expense)	53,688	30,157	(19,493)	(4,341)	(137,153)	(77,142)

Income tax benefit (provision)	2,820	22,469	(28,360)	477	—	(2,594)
Income from discontinued operations, net of taxes	—	—	321	—	—	321
Gain from sale of discontinued operations, net of taxes	—	—	1,774	—	—	1,774
Net income (loss)	$43,459	$45,585	$92,708	$(1,770)	$(137,116)	$42,866

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non-Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES	$(24,689)	$(74,319)	$160,594	$3,133	$26,407	$91,126
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(53)	(686)	(12,567)	(575)	—	(13,881)
Payment for acquisition of an other operating divisions’ companies	—	—	—	(34,075)	—	(34,075)
Investments in equity and cost method investees	(111)	—	—	—	—	(111)
Dividends and distributions from investments	583	—	—	—	—	583
Proceeds from sale of assets	—	—	678	—	—	678
Loans to affiliates	(118)	—	—	—	—	(118)
Proceeds from loans to affiliates	118	—	—	—	—	118
Net cash flows from (used in) investing activities	419	(686)	(11,889)	(34,650)	—	(46,806)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	345,000	370,000	9	10,207	—	725,216
Repayments of notes payable, commercial bank financing and capital leases	(140)	(792,556)	(128)	(390)	—	(793,214)
Proceeds from exercise of stock options	13,379	—	—	—	—	13,379
Payments for deferred financing costs	(6,738)	(131)	—	(114)	—	(6,983)
Increase (decrease) in intercompany payables	(289,501)	438,647	(145,209)	22,818	(26,755)	—
Dividends paid on Class A and Class B Common Stock	(36,882)	—	—	—	348	(36,534)
Repayments of notes and capital leases to affiliates	(848)	—	(2,301)	—	—	(3,149)
Net cash flows from (used in) financing activities	24,270	15,960	(147,629)	32,521	(26,407)	(101,285)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(59,045)	1,076	1,004	—	(56,965)
CASH AND CASH EQUIVALENTS, beginning of period	—	62,252	2,788	2,368	—	67,408
CASH AND CASH EQUIVALENTS, end of period	$—	$3,207	$3,864	$3,372	$—	$10,443

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES	$(2,746)	$(53,053)	$158,249	$5,356	$(665)	$107,141
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(222)	(76)	(13,139)	(55)	—	(13,492)
Payment for acquisition of television station	—	—	(1,710)	—	—	(1,710)
Investments in equity and cost method investees	—	—	(153)	—	—	(153)
Proceeds from the sale of assets	—	—	1,394	—	—	1,394
Proceeds from the sale of broadcast assets related to discontinued operations	—	—	1,400	—	—	1,400
Loans to affiliates	(107)	—	—	—	—	(107)
Proceeds from loans to affiliates	105	—	—	—	—	105
Net cash flows (used in) from investing activities	(224)	(76)	(12,208)	(55)	—	(12,563)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	—	75,000	—	—	—	75,000
Repayments of notes payable, commercial bank financing and capital leases	(7,640)	(106,562)	(92)	—	—	(114,294)
Increase (decrease) in intercompany payables	37,085	108,354	(141,920)	(3,933)	414	—
Dividends paid on Class A and Class B Common Stock	(25,709)	—	—	—	251	(25,458)
Payments for derivative termination	—	(3,750)	—	—	—	(3,750)
Repayments of notes and capital leases to affiliates	(766)	—	(2,470)	—	—	(3,236)
Net cash flows from (used in) financing activities	2,970	73,042	(144,482)	(3,933)	665	(71,738)

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	19,913	1,559	1,368	—	22,840
CASH AND CASH EQUIVALENTS, beginning of period	—	5,892	2,138	1,625	—	9,655
CASH AND CASH EQUIVALENTS, end of period	$—	$25,805	$3,697	$2,993	$—	$32,495

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

Other matters set forth in this report and our other reports filed with the Securities and Exchange Commision, including the Risk Factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2006; may also cause actual results in the future to differ materially from those described in the forward-looking statements.  We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this report might not occur.

The following table sets forth certain operating data for the three and nine months ended September 30, 2007 and 2006:

STATEMENT OF OPERATIONS DATA (in thousands, except for per share data) (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Statement of Operations Data:
Net broadcast revenues (a)	$149,425	$150,272	$456,972	$457,863
Revenues realized from station barter arrangements	14,786	12,750	44,218	38,112
Other operating divisions’ revenues	12,488	3,324	18,841	14,753
Total revenues	176,699	166,346	520,031	510,728

Station production expenses	35,741	35,121	109,556	108,298
Station selling, general and administrative expenses	33,710	34,237	101,357	101,754
Expenses recognized from station barter arrangements	13,317	11,430	39,995	34,686
Amortization of program contract costs and net realizable value adjustments	29,172	24,075	73,528	65,300
Depreciation and amortization expenses (b)	15,101	14,983	45,692	48,016
Other operating divisions’ expenses	11,227	3,346	18,852	15,108
Corporate general and administrative expenses	5,497	5,141	18,888	17,059
Operating income	32,934	38,013	112,163	120,507

Interest expense and amortization of debt discount and deferred financing costs	(21,897)	(28,448)	(74,166)	(86,783)
Interest income	89	913	2,178	1,263
(Loss) gain from sale of assets	(30)	4	(38)	(265)
Loss from extinguishment of debt	(68)	(25)	(30,716)	(904)
Gain from derivative instruments	1,897	—	1,300	2,907
Income (loss) from equity and cost method investments	711	57	(181)	6,192
Other income (loss), net	268	(34)	944	448
Income from continuing operations before income taxes	13,904	10,480	11,484	43,365
Income tax (provision) benefit	(4,327)	12,350	(2,317)	(2,594)
Income from continuing operations	9,577	22,830	9,167	40,771

Discontinued Operations:
Income (loss) from discontinued operations, net of taxes	324	(265)	542	321
Gain from discontinued operations, net of taxes	—	—	—	1,774
Net income	$9,901	$22,565	$9,709	$42,866

Earnings Per Common Share:
Basic earnings per common share from continuing operations	$0.11	$0.27	$0.11	$0.48
Basic earnings per common share from discontinued operations	$—	$—	$0.01	$0.02
Basic earnings per common share	$0.11	$0.26	$0.11	$0.50
Diluted earnings per common share from continuing operations	$0.11	$0.26	$0.11	$0.48
Diluted earnings per common share from discontinued operations	$—	$—	$0.01	$0.02
Diluted earnings per common share	$0.11	$0.25	$0.11	$0.50
Weighted average common shares outstanding	87,175	85,719	86,816	85,650
Weighted average common and common equivalent shares outstanding	87,227	99,149	86,949	85,655
Dividends declared per common share	$0.15	$0.125	$0.45	$0.325

Balance Sheet Data:	September 30, 2007	December 31, 2006

Cash and cash equivalents	$10,443	$67,408
Total assets	$2,219,399	$2,271,580
Total debt (c)	$1,354,293	$1,413,623
Total shareholders’ equity	$254,296	$266,645

(a)          “Net broadcast revenues” is defined as station broadcast revenues, net of agency commissions.

(b)         Depreciation and amortization includes depreciation of property and equipment and amortization of definite-lived intangible assets and other assets.

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

Executive Overview — financial highlights since June 30, 2007;

Recent Accounting Pronouncements — a description of new accounting pronouncements that apply to us;

Results of Operations — an analysis of our revenues and expenses for the three and nine months ended September 30, 2007 and 2006, including comparisons between quarters and expectations for the fourth quarter 2007; and

Liquidity and Capital Resources — an analysis of our cash flows from or used in operating activities, investing activities and financing activities and an update of our debt repurchases during the quarter.

EXECUTIVE OVERVIEW

Third Quarter 2007 Highlights

•                  On July 31, 2007, we entered into an agreement to sell the assets of WGGB-TV in Springfield, Massachusetts, including the FCC license to an unrelated third party for $21.2 million in cash.  The sale closed on November 1, 2007;

•                  On July 24, 2007, we acquired FBP Holding Company LLC, which holds an investment in a commercial warehouse property located in Baltimore, Maryland for $8.7 million consisting of $1.3 million in cash, net of cash acquired and $7.4 million in the assumption of debt;

•                  On September 10, 2007, we acquired Bagby Investors LLC, which holds an investment in a commercial office building located in Baltimore, Maryland for $16.9 million in cash, net of cash acquired;

•                  Our retransmission consent agreements, including the advertising component, generated $17.3 million in total net broadcast revenues during the third quarter of 2007 compared to $6.4 million during the same period in 2006;

•                  Interest expense was down approximately 23.0% in the third quarter 2007 versus the third quarter 2006 as a result of the first and second quarter 2007 debt redemptions and refinancing; and

•                  Excluding political, local revenues increased 2.7% and national revenues decreased 5.5% in the third quarter 2007 versus the third quarter 2006.

Other Highlights

•                  With all but four markets reported, market share survey results reflect that our stations’ share of the television advertising market in the third quarter of 2007 increased from 16.1% to 16.8%, versus the same period last year;

•                  Our MyNetworkTV affiliate, WTTA-TV in Tampa, Florida, entered into a news share arrangement with the NBC affiliate, WFLA-TV in the same market effective October 2007.

•                  On October 2,  2007, we made a $5.2 million cash investment in developmental land in Chapel Hill, North Carolina; and

•                  On October 19, 2007, we made a $3.7 million cash investment in developmental land in Annapolis, Maryland.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Standards Accounting Board (FASB) issued Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (SFAS 159). The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates.  Unrealized gains and losses on items for which the fair value option has been elected are to be reported in earnings at each subsequent reporting date.  This Statement is effective for our fiscal year beginning January 1, 2008.  We are currently evaluating the impact that adoption of SFAS 159 will have on our consolidated financial statements.

In May 2007, the FASB issued FASB Staff Position (FSP) FIN 48-1, Definition of ‘Settlement’ in FASB Interpretation No. 48.  This FSP amends FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.  The guidance in this FSP should be applied by companies upon the initial adoption of FIN 48.  This statement did not have a material impact on our consolidated financial statements.

In June 2007, the Emerging Issues Task Force (EITF) issued a consensus on Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.  The provisions require companies to recognize the tax benefits of dividends on unvested share-based payments in equity and reclassify the tax benefits from additional paid-in capital to the income statement when the related award is forfeited.  The provisions are effective prospectively starting January 1, 2008. We do not expect the impact of this issue to have a material effect on our consolidated financial statements.

In June 2007, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 07-1, Clarification of the Scope of the Audit and Accounting Guide on Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies (SOP 07-1).  This SOP provides guidance for applicable principle and disclosure requirements for parent companies and equity method investors in investment companies that retain investment company accounting in the parent company’s consolidated financial statements or the financial statements of an equity method investor.  The provisions of this SOP were to be effective for fiscal years beginning January 1, 2008.  In October 2007, the FASB agreed on a proposal to indefinitely postpone the effective date of SOP 07-1 in order to address various implementation issues that have been brought forth and possibly revise the provisions of the statement.

In July 2007, the FASB proposed FASB Staff Position (FSP) APB 14-a, an interpretation of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants (APB 14).  This proposed FSP provides clarification on the accounting for convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement.  If issued, the guidance could significantly impact the accounting for instruments commonly referred to as Instrument C, which is structured so that upon conversion, the principal amount of the obligation is paid in cash and the conversion spread is settled in cash or shares.  This proposed FSP would require the issuer to bifurcate a component of the debt and classify that component in shareholder’s equity, then accrete the resulting discount on the debt resulting in interest expense equal to the issuer’s nonconvertible debt borrowing rate.  The proposed effective date is for fiscal years beginning after December 15, 2007 and is required to be retroactively applied.  Such a change in the accounting for convertible debt securities could have a material impact on our consolidated financial statements.

RESULTS OF OPERATIONS

In general, this discussion is related to the results of our continuing operations, except for discussions regarding our cash flows, which also include the results of our discontinued operations.  Unless otherwise indicated, references in this discussion and analysis to the third quarter of 2007 and 2006 refer to the three months ended September 30, 2007 and 2006, respectively.  Additionally, any references to the first, second or fourth quarter are to the three months ended March 31, June 30 and December 31, respectively, for the year being discussed.

Operating Results

The following table presents our revenues from continuing operations, net of agency commissions, for the three months and nine months ended September 30, 2007 and 2006 (in millions):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2007	2006	Percent Change	2007	2006	Percent Change
Local revenues:
Non-political	$86.3	$84.0	2.7%	$270.9	$268.7	0.8%
Political	0.5	2.7	(81.5)%	0.7	3.4	(79.4)%
Total local	86.8	86.7	0.1%	271.6	272.1	(0.2)%

National revenues:
Non-political	45.1	47.8	(5.6)%	137.2	147.2	(6.8)%
Political	0.6	5.0	(88.0)%	2.1	6.6	(68.2)%
Total national	45.7	52.8	(13.4)%	139.3	153.8	(9.4)%

Other revenues	16.9	10.8	56.5%	46.1	32.0	44.1%
Total net broadcast revenues	$149.4	$150.3	(0.6)%	$457.0	$457.9	(0.2)%

Net broadcast revenues.  From a revenue category standpoint, the third quarter 2007, when compared to the same period in 2006, was negatively impacted by a decrease in advertising revenues generated from the political, automotive, fast food, paid programming, movies and retail-department stores sectors.  These decreases were offset by increases in the media, services, medical and home products sectors.  Automotive, our single largest category representing 21.2% of the 2007 year-to-date’s net time sales, was down 6.8% for the nine months ended September 30, 2007 compared to the same period in 2006.

The following table presents our time sales revenue from continuing operations, net of agency commissions, by network affiliates for the three and nine months ended September 30, 2007 and 2006 (dollars in millions):

	# of	Percent of Sales for the nine months ended September 30,	For the three months ended September 30,		Percent	For the nine months ended September 30,		Percent
	Stations	2007	2007	2006 (a)	Change	2007	2006 (a)	Change
FOX	19	44.1%	$57.7	$56.7	1.8%	$181.3	$173.8	4.3%
ABC	9	20.8%	27.3	31.4	(13.1)%	85.6	93.1	(8.1)%
MyNetworkTV(a)	17	18.7%	25.9	29.6	(12.5)%	77.0	91.9	(16.2)%
The CW (a)	9	13.6%	18.0	18.3	(1.6)%	56.0	56.6	(1.1)%
CBS	2	1.9%	2.6	2.4	8.3%	7.7	7.3	5.5%
NBC	1	0.7%	0.8	1.0	(20.0)%	2.7	3.0	(10.0)%
Digital (b)	4	0.2%	0.2	0.1	100.0%	0.6	0.2	200.0%
Total	61		$132.5	$139.5	(5.0)%	$410.9	$425.9	(3.5)%

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

Political Revenues.  Political revenues decreased by $6.6 million to $1.1 million for the third quarter 2007 when compared to the same period in 2006.  For the nine months ended September 30, 2007, political revenues decreased by $7.2 million to $2.8 million when compared to the same period in 2006.  Political revenues are typically lower in non-election years such as 2007.

Local Revenues.  Our revenues from local advertisers, excluding political revenues, were up $2.3 million and $2.2 million for the three and nine months ended September 30, 2007 when compared to 2006.  Revenues increased primarily due to strong performance from our FOX stations, partially offset by weakness at our MyNetworkTV stations.  Revenues from our new business initiatives increased during the third quarter 2007 to $7.3 million from $6.6 million during the same period in 2006.  For the nine months ended September 30, 2007, revenues from our new business initiatives increased to $22.2 million from $21.2 million when compared to the same period in 2006.  We continue to provide an enhanced sales training course for all of our salespeople with a focus on local revenue sales.  We expect to continue these efforts throughout 2007.

National Revenues.  Our revenues from national advertisers, excluding political revenues, have continued to trend downward over time.  We believe this trend represents a shift in the way national advertising dollars are being spent and we believe this trend will continue in the future.  Advertisers in major categories like automotive, soft drink and packaged goods are shifting significant portions of their advertising budgets away from spot television into non-traditional media, in-store promotions and product placement in network shows.  Automotive decreases are due to automotive companies reducing advertising budgets and shifting advertising to specific markets.  We expect this trend to continue throughout 2007.  More specifically, the primary drivers to our decrease in national revenues were caused by a change in Super Bowl programming and weakness from our MyNetworkTV stations.  In 2007, Super Bowl advertising revenues were $2.0 million less than the same period in 2006 due to the shift in network affiliation from ABC to CBS.  We had decreases in national revenues, excluding political of $2.7 million and $10.0 million during the three and nine months ended September 30, 2007, respectively, when compared to the same period in 2006 resulting from weakness from our MyNetworkTV stations due to the change in network affiliation and fewer agency advertising buys.

Other Revenues.   Our other revenues consist primarily of revenues from retransmission consent agreements with multi-channel video programming distributors, network compensation, production revenues and revenues from our outsourcing agreements.  Our retransmission consent agreements, including the advertising component, generated $17.3 million in total broadcast revenues during the third quarter 2007 compared with $6.4 million during the same period in 2006.  This growth trend is the result of our ability to monetize our existing relationships as cable providers struggle with increased competition from alternative video delivery providers and have begun to recognize the value of our digital and high definition signals and network programming.  During the third quarter 2007, $12.2 million of the total $17.3 million in revenues generated from our retransmission consent agreements is included in other revenues, while the remaining $5.1 million is included in net time sales.  During the third quarter 2006, $5.0 million of the total $6.4 million in revenues generated from our retransmission consent agreements is included in other revenues, while the remaining $1.4 million is included in net time sales.  We expect slight, further monetization of our agreements throughout the remainder of 2007.

For the nine months ended September 30, 2007, $33.0 million of the total $42.8 million in revenues generated from our retransmission consent agreements is included in other revenues, while the remaining $9.8 million is included in net time sales.  For the nine months ended September 30, 2006, $14.8 million of the total $18.2 million in revenues generated from our retransmission consent agreements is included in other revenues, while the remaining $3.4 million is included in net time sales.

The following table presents our significant expense categories for the three and nine months ended September 30, 2007 and 2006 (in millions):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2007	2006	Percent Change	2007	2006	Percent Change

Station production expenses	$35.7	$35.1	1.7%	$109.6	$108.3	1.2%
Station selling, general and administrative expenses	$33.7	$34.2	(1.5)%	$101.4	$101.8	(0.4)%
Amortization of program contract costs and net realizable value adjustments	$29.2	$24.1	21.2%	$73.5	$65.3	12.6%
Depreciation of property and equipment	$10.6	$10.7	(0.9)%	$32.7	$35.2	(7.1)%
Corporate general and administrative expenses	$5.5	$5.1	7.8%	$18.9	$17.1	10.5%
Interest expense	$21.9	$28.4	(22.9)%	$74.2	$86.8	(14.5)%
Interest income	$0.1	$0.9	(88.9)%	$2.2	$1.3	69.2%
Loss from extinguishment of debt	$0.1	$—	100.0%	$30.7	$0.9	3,311.1%
Gain from derivative instruments	$1.9	$—	100.0%	$1.3	$2.9	(55.2)%
Income (loss) from equity and cost method investments	$0.7	$0.1	600.0%	$(0.2)	$6.2	(103.2)%
Income tax (provision) benefit	$(4.3)	$12.4	(134.7)%	$(2.3)	$(2.6)	11.5%

Station Production Expenses.  Station production expenses increased during the third quarter 2007 compared to the same period in 2006 as a result of increases in programming expenses of $1.0 million, news expenses of $0.6 million, production expenses of $0.2 million, rating service expenses of $0.1 million, music license fees of $0.1 million, and engineering expenses of $0.1 million.  These increases were partially offset by a decrease in costs related to LMAs and outsourcing agreements of $1.5 million.

Station production expenses for the nine months ended September 30, 2007 increased compared to the same period in 2006 due to increases in promotion expenses of $1.4 million, programming expenses of $0.8 million, music license fees of $0.7 million, engineering expenses of $0.7 million, and production expenses of $0.5 million.  These increases were partially offset by a decrease in costs related to LMAs and outsourcing agreements of $1.6 million, savings from the restructuring of our news operations of $0.6 million, decreases in rating service expenses of $0.5 million and decreases in on-air operations costs of $0.1 million.

Station Selling, General and Administrative Expenses.   Station selling, general and administrative expenses decreased during the third quarter 2007 compared to same period in 2006 as a result of decreases in bad debt expenses of $0.7 million and management bonuses of $0.4 million.  These decreases were offset by increases in national sales representative firm commissions of $0.1 million, electric expenses of $0.1 million, pension costs of $0.1 million and other expenses of $0.3 million.

Station selling, general and administrative expenses for the nine months ended September 30, 2007 decreased compared to the same period in 2006 as a result of decreases in local sales commissions and other sales expenses of $1.1 million and general and administrative expenses of $0.3 million.  These decreases were partially offset by an increase in national sales representative firm commissions of $0.9 million and other costs of $0.1 million.

We expect fourth quarter 2007 station production and station selling, general and administrative expenses, excluding barter, to trend higher than our third quarter 2007 results.

Amortization of Program Contract Costs.   The amortization of program contract costs increased during the third quarter 2007 compared to the same period in 2006 due to an increase of $7.1 million in write-downs of our program contract costs partially offset by a decrease in program amortization of $2.0 million.  Amortization of program contract costs for the nine months ended September 30, 2007 compared to the same period in 2006 increased due to an increase of $6.2 million in write-downs of our program contract costs and an increase in program amortization of $2.0 million. We expect program contract amortization to trend lower in fourth quarter 2007 compared to third quarter 2007.

Depreciation of Property and Equipment.  Depreciation of property and equipment decreased in the third quarter 2007 and for the nine months ended September 30, 2007 when compared to the same periods in 2006.  The decrease is primarily related to a large number of assets that had become fully depreciated during 2006.  We expect depreciation on property and equipment to trend higher in fourth quarter 2007 compared to third quarter 2007.

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

Corporate general and administrative expenses increased in the third quarter 2007 when compared to the same period in 2006 due to the difference in the amount of worker’s compensation insurance refunds received in third quarter 2006 compared to the same period in 2007 amounting to $0.4 million, increases in compensation expenses of $0.2 million, property insurance of $0.2 million, stock-based compensation expense for restricted and unrestricted stock awards of $0.1 million, professional fees of $0.1 million and other expenses of $0.1 million.  These increases were partially offset by decreases in costs related to the shutdown of unprofitable local news programming at several stations in 2006 of $0.4 million and health insurance costs of $0.3 million.

Corporate general and administrative expenses for the nine months ended September 30, 2007 increased compared to the same period in 2006 due to increases in stock-based compensation expense for stock-settled stock appreciation rights of $1.0 million, restricted and unrestricted stock awards of $0.5 million, investment consulting fees of $0.4 million, the difference in the amount of worker’s compensation insurance refunds received in 2006 compared to the same period in 2007 amounting to $0.2 million, increases in compensation expense of $0.6 million, director’s fees of $0.2 million, property insurance of $0.2 million and satellite costs of $0.2 million.  These increases were partially offset by decreases in health insurance costs of $0.7 million, costs related to the shutdown of unprofitable local news programming at several stations in 2006 of $0.5 million, directors and officers insurance of $0.1 million and other costs of $0.2 million.

We expect corporate overhead expenses to increase in fourth quarter 2007 compared to third quarter 2007.

Interest Expense.   Interest expense has been decreasing since 2004.  The decrease during the third quarter 2007 compared to the same period in 2006 and for the nine months ended September 30, 2007 compared to the same period in 2006 is primarily due to the redemption of the 8.75% Senior Subordinated Notes, due 2011 (the 2011 Notes) on January 22, 2007 and the partial redemption of the 8% Senior Subordinated Notes, due 2012 (the 2012 Notes) on June 11, 2007 and June 18, 2007.  These decreases were partially offset by an increase in our Revolving Credit Facility and Term Loan interest and interest on the 3% Convertible Senior Notes, due 2027.

Interest Income.  Interest income decreased during the third quarter 2007 compared to the same period in 2006 due primarily to interest received in conjunction with an income tax refund received in 2006 of $0.7 million.  Interest income increased for the nine months ended September 30, 2007 compared to the same period in 2006.  The primary driver for this increase was interest earned on the proceeds from our 2007 debt issuances before the proceeds were used to redeem or partially redeem our existing debt.

We expect interest expense net of interest income to remain unchanged in the fourth quarter 2007 compared to third quarter 2007, assuming no changes in the current interest rate yield curve or changes in our assumption of debt levels for 2007.

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

Gain from Derivative Instruments.  We record gains and losses related to certain of our derivative instruments not treated as hedges in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended.  The fair value of our derivative instruments is primarily based on the anticipated future interest rate curves at the end of each period. The gain from our derivative instruments during the first, second and third quarter 2007 when compared to the same periods in 2006 is primarily due to normal market fluctuations.

Income (Loss) from Equity and Cost Method Investments.  Income from our investments increased $0.6 million for the three months ended September 30, 2007 as compared to the same period in 2006 primarily due to income from an investment in a venture capital fund and income from Allegiance Capital, L.P. (Allegiance). For the nine months ended September 30, 2007, we recorded an impairment of $1.0 million related to one of our venture capital companies. For the nine months ended September 30, 2006, we recorded $7.1 million of income from Allegiance.  This was a result of the sale and initial public offering of certain of Allegiance’s portfolio companies and was partially offset by miscellaneous decreases in other investments.

Income Tax Provision.  We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) on January 1, 2007.  The adoption of FIN 48 did not cause a material change to our contingent liability for unrecognized tax benefits.  We decreased the January 1, 2007 balance of retained earnings by $0.6 million to apply the cumulative effect of FIN 48 adoption.  As of the date of adoption, we had $32.9 million of gross unrecognized tax benefits.  Of this total, $17.6 million (net of federal effect on state tax issues) and $7.8 million (net of federal effect on state tax issues) represent the amounts of unrecognized tax benefits that, if recognized, would favorably affect our effective tax rates from continuing operations and discontinued operations, respectively.  At September 30, 2007, we had $28.7 million of gross unrecognized tax benefits.  Of this total, $15.2 million (net of federal effect on state tax issues) and $7.4 million (net of federal effect on state tax issues) represent the amounts of unrecognized tax benefits that, if recognized, would favorably affect our effective tax rates from continuing operations and discontinued operations, respectively.

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.  We had $6.7 million and $0 accrued for interest and penalties, respectively, at January 1, 2007.  We recognized $0.9 million of income tax benefit and $0.2 million of income tax expense for interest related to uncertain tax positions during the three and nine months ended September 30, 2007, respectively.

The effective tax rate for the three and nine months ended September 30, 2007 was a provision of 31.1% and 20.2%, respectively, as compared to a benefit of 117.8% and a provision of 6.0% during the same periods in 2006.  The effective tax rate during 2006 was primarily impacted by large amounts of discrete items involving statute expirations.  The effective tax rate during 2007 was primarily impacted by lesser amounts of discrete items including: (1) the release of tax and related interest reserves of $4.0 million related to statute expirations; (2) an increase in the valuation allowance of $1.1 million related to a change in judgment with respect to the realizability of certain deferred tax assets; and (3) a reduction in our state net operating loss valuation allowance of $1.5 million related to new tax legislation.

Other Operating Divisions’ Revenue and Expense

The following table presents Other Operating Divisions’ revenue and expenses related to G1440 Holdings, Inc. (G1440), our software development and consulting company, Acrodyne Communications, Inc. (Acrodyne), a manufacturer of television transmissions systems and Triangle Sign & Services, Inc. (Triangle), a sign designer and fabricator, for the three and nine months ended September 30, 2007 and 2006 (in millions):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2007	2006	‘07 vs. ‘06	2007	2006	‘07 vs. ‘06
Revenues:
G1440	$2.5	$2.3	8.7%	$7.1	$6.7	6.0%
Acrodyne	$1.3	$1.0	30.0%	$3.0	$8.1	(63.0)%
Triangle	$8.6	$—	100.0%	$8.6	$—	100.0%
Other	$0.1	$—	100.0%	$0.1	$—	100.0%

Expenses:
G1440	$2.5	$2.0	25.0%	$7.3	$6.5	12.3%
Acrodyne	$1.7	$1.3	30.8%	$4.5	$8.6	(47.7)%
Triangle	$7.0	$—	100.0%	$7.0	$—	100.0%

Triangle was acquired in May 2007.  The decrease in Acrodyne’s revenues for the nine months ended September 30, 2007 as compared to the same period in 2006 is due to a decrease in market demand.

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

Our primary sources of liquidity are cash provided by operations and availability under our Bank Credit Agreement, as amended.  As of September 30, 2007, we had $10.4 million in cash and cash equivalent balances and working capital of approximately $35.5 million.  We anticipate that cash flow from our operations and borrowings under the Revolver will be sufficient to continue paying dividends under our current policy and to satisfy our debt service obligations, capital expenditure requirements and working capital needs for the next year.  As of September 30, 2007, we had borrowed $96.3 million under our Term Loan A, $225.0 million under our Term Loan A-1 and $18.5 million under our Revolver.  Our ability to draw on our Revolver is based on pro forma trailing cash flow levels as defined in our Bank Credit Agreement.  As of September 30, 2007, $156.5 million of current borrowing capacity was available under our Revolver.  As of September 30, 2007, we had $5.0 million of availability under our universal shelf registration statement filed with the Securities and Exchange Commission that expires on November 30, 2008.

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

On May 10, 2007, we completed an offering of $300.0 million aggregate principal amount of Convertible Senior Notes, due 2027 (the 2027 Notes) at an interest rate of 3% per year.   Upon certain conditions, the 2027 Notes are convertible into cash and, in certain circumstances, shares of class A common stock prior to maturity at an initial conversion price of $20.43 per share, subject to adjustment, which is equal to an initial conversion rate of approximately 48.9476 shares of class A common stock per $1,000 principal amount of notes.  Under certain provisions of the indenture, we may be required to pay contingent cash interest to the holders of notes.  The 2027 Notes may not be redeemed prior to May 20, 2010 and may thereafter be redeemed by us at par.  On May 18, 2007, the underwriters of the notes exercised their option to purchase up to an additional aggregate $45.0 million principal amount of the notes.  The offering was made pursuant to our universal shelf registration statement previously filed with the Securities and Exchange Commission.  For additional information, refer to Note 5. Notes Payable, in the Notes to our Consolidated Financial Statements.

On June 11, 2007 and June 18, 2007, we partially redeemed $300.0 million and $45.0 million, respectively, of our existing 8.0% Senior Subordinated Notes, due 2012 (the 2012 Notes) at a redemption price of 104.0% of the principal amount of the 2012 Notes plus accrued and unpaid interest with net proceeds from the offering and cash on hand.  As a result of the partial redemption, we recorded a loss from extinguishment of debt of $15.0 million representing the redemption premium and write-off of certain debt acquisition costs, a debt premium and an unamortized derivative asset.  We repurchased on the open market $9.9 million of our 2012 Notes during the third quarter 2007.  As of September 30, 2007, the face amount of the 2012 Notes outstanding was $263.4 million.

We expect to continue to monitor the trading of our debt in the open market and when it makes financial sense, we may repurchase additional amounts from time to time.  We also will consider the options available to us regarding the redemption of our various debt instruments outstanding.

Sources and Uses of Cash

The following table sets forth our cash flows for the three and nine months ended September 30, 2007 and 2006 (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Net cash flows from operating activities	$50.5	$47.4	$91.1	$107.1

Cash flows from (used in) investing activities:
Acquisition of property and equipment	$(3.9)	$(4.0)	$(13.9)	$(13.5)
Payments for acquisition of television stations	—	—	—	(1.7)
Payments for acquisitions of other operating divisions’ companies	(18.1)	—	(34.1)	—
Dividends and distributions from cost method investees	—	—	0.6	—
Proceeds from the sale of broadcast assets related to discontinued operations	—	—	—	1.4
Proceeds from the sale of assets	0.7	—	0.7	1.4
Other	(0.3)	—	(0.1)	(0.2)
Net cash flows used in investing activities	$(21.6)	$(4.0)	$(46.8)	$(12.6)

Cash flows from (used in) financing activities:
Proceeds from notes payable, commercial bank financing and capital leases	$53.5	$6.0	$725.2	$75.0
Repayments of notes payable, commercial bank financing and capital leases	(67.1)	(14.9)	(793.2)	(114.3)
Payments for deferred financing costs	(0.2)	—	(7.0)	—
Proceeds from exercise of stock options, including excess tax benefits of $0 and $1.9 million, respectively	0.1	—	13.4	—
Dividends paid on Class A and Class B Common Stock	(13.0)	(8.5)	(36.5)	(25.5)
Payments on derivative terminations	—	—	—	(3.8)
Other	(1.0)	(1.1)	(3.2)	(3.1)
Net cash flows used in financing activities	$(27.7)	$(18.5)	$(101.3)	$(71.7)

Operating Activities

Net cash flows from operating activities increased during the third quarter 2007 compared to the same period in 2006.  During third quarter 2007, cash receipts from customers, net of cash payments to vendors for operating expenses and other working capital cash activities were $2.3 million more in third quarter 2007 compared to the same period in 2006.  Additionally, in the third quarter 2007, there were decreases in interest payments of $9.9 million, program payments of $0.9 million and an increase in distributions from equity and cost method investees of $0.4 million.  These amounts were partially offset by receiving $9.7 million less in tax refunds, net of taxes paid.

Net cash flows from operating activities decreased during the nine months ended September 30, 2007 compared to the same period in 2006.  During the nine months of 2007, we paid $27.2 million more for the extinguishment of debt due to the full redemption of the the 2011 Notes and the partial redemption of the 2012 Notes.  We received $6.8 million less in tax refunds, net of tax payments, and received $4.8 million less in distributions from equity and cost method investees.  These amounts were offset in part by cash receipts from customers, net of cash payments to vendors for operating expenses and other working capital cash activities, that were $5.0 million greater in the nine months 2007 compared to the same period in  2006.  Additionally, in the nine months of 2007, we made $9.1 million less in program payments and $8.9 million less in interest payments.

We expect program payments to increase in the fourth quarter 2007 compared to the third quarter 2007.

Investing Activities

Net cash flows used in investing activities increased during the third quarter 2007 compared to the same period in 2006.  During the third quarter 2007, we paid $18.1 million, net of cash acquired related to our acquisition of FBP Holding Company LLC (FBP Holding) and Bagby Investors LLC (Bagby).  Similar to our acquisition of Triangle Sign & Service, Inc. (Triangle), these real estate investments reflect our strategy to maximize value for our shareholders, which includes making investments in non-television assets.  These cash outflows were partially offset by a decrease in capital expenditures of $0.1 million and an increase in proceeds from the sale of assets of $0.7 million during the third quarter 2007 as compared to the third quarter 2006.

Net cash flows used in investing activities increased during the nine months ended September 30, 2007 compared to the same period in 2006.  During the nine months of 2007, we received $0.7 million related to the sale of certain broadcasting assets.  During the nine months of 2006, we received $1.4 million related to the sale of WEMT-TV in Tri-Cities, Tennessee and $1.4 million related to the sale of certain broadcasting assets.  During the nine months of 2007, there was an increase in capital expenditures of $0.4 million as compared to the same period in 2006.  This increase is primarily related to spending on building improvement projects.  Additionally, we paid $34.1 million related to our acquisition of Triangle, FBP Holding and Bagby.  These cash outflows were partially offset by a decrease in payments related to station purchase options.  During the nine months of 2006, we paid $1.7 million related to the purchase option for WDKA-TV in Paducah, Kentucky.  Additionally, we received distributions of our investment of $0.6 million from our cost method investees during the nine months of 2007.

For fourth quarter 2007, we anticipate incurring higher capital expenditures than incurred in the third quarter 2007 primarily related to the timing of station equipment replacement in some markets.  We expect to fund such capital expenditures with cash generated from operating activities and borrowings under our Bank Credit Agreement.

Financing Activities

Net cash flows used in financing activities increased in the third quarter of 2007 compared to the same period in 2006.  Our debt repayments, net of debt issuances to non-affiliates in third quarter 2007, were $13.6 million compared to $8.9 million in 2006.  In addition, we made $4.5 million more in payments for common stock dividends during the third quarter 2007 as compared to the third quarter 2006 and we had $0.2 million of deferred financing cost payments primarily related to the offering of the 2027 Notes.

Net cash flows used in financing activities increased in the nine months ended September 30, 2007 compared to the same period in 2006.  Our debt repayments to non-affiliates, net of debt issuances in the nine months of 2007, were $68.0 million compared to $39.3 million in 2006 and we paid deferred financing costs of $7.0 million during the nine months of 2007 primarily related to the offering of the 2027 Notes.  Additionally, we paid $11.1 million more in common stock dividends during the first nine months of 2007 as compared to the same period in 2006.  These cash outflows were partially offset by proceeds from the exercise of stock options for the first nine months of 2007 of $13.4 million and the absence in 2007 of cash paid to terminate derivative obligations of $3.8 million.

On October 31, 2007, we announced that our Board of Directors approved an increase to our quarterly dividend to 17.5 cents per share from 15.0 cents per share.  We will begin to pay this dividend rate in first quarter 2008.  We plan to fund these dividends with cash generated from operating activities and borrowings under our Bank Credit Agreement.

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

During third quarter 2007, we repurchased on the open market $9.9 million of our 2012 Notes.  As of September 30, 2007 the outstanding face amount of the 2012 Notes was $263.4 million.

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

As of September 30, 2007, we had two derivative instruments.  Both of these instruments are interest rate swap agreements.  One of these swap agreements, with a notional amount of $180.0 million and expiring on March 15, 2012, is accounted for as a fair value hedge; therefore, any changes in its fair market value are reflected as an adjustment to the carrying value of our 8.0% Senior Subordinated Notes, due 2012, which is the underlying debt being hedged.  During 2006, the other interest rate swap agreement was undesignated as a fair value hedge due to a reassignment of the counterparty; therefore, any subsequent changes in the fair market value are reflected as an adjustment to income.  The notional amount of this swap agreement is $120.0 million and it expires on March 15, 2012.  The interest we pay on the $180.0 million interest rate swap agreement is floating based on the three-month London Interbank Offered Rate (LIBOR) plus 2.28% and the interest we receive is 8.0%.  The $120.0 million swap is structured identically with the exception of a difference in the interest spread where it is 2.35%.  The fair market value of these agreements is estimated by obtaining quotations from the international financial institution which is a party to the contract.  The fair value is an estimate of the net amount that we would pay on the balance sheet date if we cancelled the contracts or transferred them to other parties and includes net accrued interest receivable or payable.  This amount was a net asset of $3.5 million and $5.7 million as of September 30, 2007 and December 31, 2006, respectively.

To determine the sensitivity of these derivative instruments to changes in interest rates, we also obtain quotations from the party to the contract that estimate the pro forma fair market value of the instruments on September 30, 2007 if current interest rates were higher by 1% or lower by 1%.  As of September 30, 2007, the fair market value of these instruments would be a liability of $4.3 million if interest rates were 1% higher and an asset of $7.8 million if interest rates were 1% lower than current rates.

During May 2003, we completed an issuance of $150.0 million aggregate principal amount of 4.875% Convertible Senior Notes, due 2018.  During May 2007, we completed an issuance of $345.0 million aggregate principal amount of 3.0% Convertible Senior Notes, due 2027.  Under certain circumstances, we will pay contingent cash interest to the holders of convertible notes commencing on January 15, 2011 and May 20, 2010 for the 4.875% Notes and 3.0% Notes, respectively.  The contingent cash interest feature for both issuances are embedded derivatives which have a negligible fair value as of September 30, 2007.

We are also exposed to risk from a change in interest rates to the extent we are required to refinance existing fixed rate indebtedness at rates higher than those prevailing at the time the existing indebtedness was incurred.  As of September 30, 2007, we had senior subordinated notes totaling $263.4 million, convertible senior bonds totaling $150.0 million, convertible subordinated bonds totaling $153.2 million and convertible senior notes totaling $345.0 million expiring in the years 2012, 2018, 2012 and 2027, respectively.  Based on the quoted market price, the fair value of the notes and bonds was $878.4 million as of September 30, 2007.  Generally, the fair market value of the notes and bonds will decrease as interest rates rise and increase as interest rates fall.  We estimate that a 1.0% increase from prevailing interest rates would result in a decrease in fair value of the notes and bonds by $71.0 million as of September 30, 2007.  The estimates related to the increase or decrease of interest rates are based on assumptions for forecasted future interest rates.

The fair value of the notes and bonds was $1.2 billion as of December 31, 2006 and at that time we estimated that a 1.0% increase in prevailing interest rates would have resulted in a decrease of $57.4 million in fair value.  This indicates that our exposure to risk from a change in interest rates has changed since December 31, 2006.

On January 22, 2007, we redeemed in full our 8.75% Senior Subordinated Notes, due 2011 (the 2011 Notes) using the proceeds from our $225.0 million Term Loan A-1, borrowings under the Revolver and cash on hand.  This transaction increases our risk to increases from interest rates as the Term Loan A-1 and Revolver both accrue interest with a variable rate.

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

On June 11, 2007 and June 18, 2007, we partially redeemed $300.0 million and $45.0 million, respectively, of our existing 8.0% Senior Subordinated Notes, due 2012 (the 2012 Notes) at a redemption price of 104.0% of the principal amount of the 2012 Notes plus accrued and unpaid interest with net proceeds from the offering and cash on hand.  As a result of the partial redemption, we recorded a loss from extinguishment of debt of $15.0 million representing the redemption premium and write-off of certain debt acquisition costs, a debt premium and an unamortized derivative asset.  We repurchased on the open market $9.9 million of our 2012 Notes during the third quarter 2007.  As of September 30, 2007, the outstanding face amount of the 2012 Notes was $263.4 million.

The transactions above decreased the fair value of our notes and bonds as of September 30, 2007 as compared to December 31, 2006 due to the 2012 Notes and the 2011 Notes trading at a premium and the 2027 Notes trading at a discount.  In addition, the fair value of the Term Loan A-1 which replaced a portion of the 2011 Notes is not included in the fair value of our notes and bonds as of September 30, 2007.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of September 30, 2007, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during or subsequent to the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

ITEM 6.  EXHIBITS

Exhibit Number	Description

3.1	Amended By-Laws of Sinclair Broadcast Group, Inc., as further amended by the First Amendment to the Amended By-Laws of Sinclair Broadcast Group, Inc., dated October 30, 2007.

31.1	Certification by David D. Smith, as Chairman and Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241).

31.2	Certification by David B. Amy, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241).

32.1	Certification by David D. Smith, as Chairman and Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C § 1350).

32.2	Certification by David B. Amy, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C § 1350).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on the 8th day of November 2007.

SINCLAIR BROADCAST GROUP, INC.

By:	/s/ David R. Bochenek
David R. Bochenek
Vice President/Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended By-Laws of Sinclair Broadcast Group, Inc., as further amended by the First Amendment to the Amended By-Laws of Sinclair Broadcast Group, Inc., dated October 30, 2007.

31.1	Certification by David D. Smith, as Chairman and Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241).

31.2	Certification by David B. Amy, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241).

32.1	Certification by David D. Smith, as Chairman and Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C § 1350).

32.2	Certification by David B. Amy, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C § 1350).