Form 10-K
period 2007-12-31
SINCLAIR BROADCAST GROUP INC
filed 2008-02-29
CIK 912752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM — TO —.

COMMISSION FILE NUMBER:  000-26076

SINCLAIR BROADCAST GROUP, INC.

(Exact name of Registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	52-1494660 (I.R.S. Employer Identification No.)

10706 Beaver Dam Road

Hunt Valley, MD 21030

(Address of principal executive offices)

(410) 568-1500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, par value $ 0.01 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

Based on the closing sales price of $14.22 per share as of June 29, 2007, the aggregate market value of the voting and non-voting common equity of the Registrant held by non-affiliates was approximately $728.4 million.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of each class	Number of shares outstanding as of February 21, 2008
Class A Common Stock	52,845,474
Class B Common Stock	34,453,859

Documents Incorporated by Reference - Portions of our definitive Proxy Statement relating to our 2008 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.  We anticipate that our Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2007.

SINCLAIR BROADCAST GROUP, INC.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2007

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

•                  competition with other broadcast television stations, radio stations, multi-channel video programming distributors (MVPDs) and internet and broadband content providers serving in the same markets;

•                  labor disputes and other union activity;

•                  availability and cost of programming;

•                  the effects of governmental regulation of broadcasting or changes in those regulations and court actions interpreting those regulations, including ownership regulations, indecency regulations, retransmission regulations and political advertising restrictions and regulations;

•                  the continued viability of networks and syndicators that provide us with programming content;

•                  the February 17, 2009 mandatory transition from analog to digital over-the-air broadcasting including the impact the transition will have on television ratings;

•                  the broadcasting community’s ability to adopt and to accept a viable mobile digital television strategy and platform;

•                  competition related to the potential implementation of regulations requiring MVPDs to carry low power television stations’ programming;

Risks specific to us

•                  the effectiveness of our management;

•                  our ability to attract and maintain local and national advertising;

•                  our ability to successfully renegotiate retransmission consent agreements;

•                  our ability to service our outstanding debt;

•                  our ability to renew our FCC licenses;

•                  our ability to maintain our affiliation agreements with our networks;

•                  the popularity of syndicated programming we purchase and network programming that we air;

•                  successful integration of outsourcing and news share agreements;

•                  the strength of ratings for our local news broadcasts including our news sharing arrangements;

•                  changes in the makeup of the population in the areas where our stations are located;

•                  the success of our multi-channel broadcasting initiatives strategy execution including mobile digital television; and

•                  the results of prior year tax audits by taxing authorities.

Other matters set forth in this report and other reports filed with the Securities and Exchange Commission, including the Risk Factors set forth in Item 1A of this report may also cause actual results in the future to differ materially from those described in the forward-looking statements.  We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this report might not occur.

PART I

ITEM 1.          BUSINESS

We are a diversified television broadcasting company that owns or provides certain programming, operating or sales services to more television stations than most other commercial broadcasting groups in the United States.  We currently own, provide programming and operating services pursuant to local marketing agreements (LMAs) or provide (or are provided) sales services pursuant to outsourcing agreements to 58 television stations in 35 markets.  For the purpose of this report, these 58 stations are referred to as “our” stations.

We have a mid-size market focus and 43 of our 58 stations are located in television designated market areas (DMAs) that rank between the 13th and 75th largest in the United States.  Our television station group is diverse in network affiliation: FOX (20 stations); MyNetworkTV (17 stations); ABC (9 stations); The CW (9 stations); CBS (2 stations) and NBC (1 station).  Refer to our Markets and Stations table later in this section for more information.

We broadcast free over-the-air programming to television viewing audiences in the communities we serve through our local television stations.  The programming that we provide consists of network provided programs, news produced locally, local sporting events and syndicated entertainment programs.  We provide network produced programming, which we broadcast pursuant to our agreements with the network with which the stations are affiliated.  We produce news at 17 stations in 12 markets, including two stations where we produce news pursuant to a local news sharing arrangement with a competitive station in that market.  We have 14 stations which have local news sharing arrangements with a competitive station in that market that produces the news aired on our station.  We provide live local sporting events on many of our stations by acquiring the local television broadcast rights for these events.  Additionally, we purchase and barter for popular syndicated programming from third parties.  See Operating Strategy later in this Item for more information regarding the programming we provide.

Our primary source of revenue is the sale of commercial inventory on our television stations to our advertising customers.  Our objective is to meet the needs of our advertising customers by delivering significant audiences in key demographics.  Our strategy is to achieve this objective by providing quality local news programming and popular network and syndicated programs to our viewing audience.  We attract our national television advertisers through a single national marketing representation firm which has offices in New York City, Los Angeles, Chicago and Atlanta.  Our local television advertisers are attracted through the use of a local sales force at each of our television stations, which is comprised of over 350 account executives company-wide.

Our operating results are subject to seasonal fluctuations.  The second and fourth quarter operating results are typically higher than the first and third quarters due to increased advertising revenues.  The second quarter operating results are typically higher than the first and third quarters primarily because advertising expenditures are increased in anticipation of consumer spending on “summer related” items such as home improvements, lawn care and travel plans.  The fourth quarter operating results are typically higher than first and third quarters due to anticipation of holiday season spending by consumers.  Our operating results are usually subject to cyclical fluctuations from political advertising.  In the past, political spending has been significantly higher in the even-number years due to the cyclicality of political advertising.  In addition, every four years, political spending is elevated further due to the advertising revenue preceding the presidential election.  Because of this cyclicality, there has been a significant difference in our operating results when comparing even-numbered years’ performance to the odd-numbered years’ performance.  We believe political advertising will continue to be a strong advertising category in our industry.  We believe 2008 will be an exceptional year for television broadcasting.  According to TNS Media Intelligence’s January 2008 report titled, “TNS Media Intelligence forecasts 4.2% increase in U.S. advertising spending in 2008,” in 2008 spot TV advertising is expected to grow 9.9% over 2007.  The report indicates that overall advertising spending in all mediums, “will be driven predominately by the powerful combination of summer Olympics and record-setting levels of political advertising.”

Over the last few years, we have been earning revenue from our retransmission consent agreements through payments from the MVPDs in our markets.  The MVPDs are local cable companies, satellite television and local telecommunication video providers.  The revenues primarily represent payments from the MVPDs for access to our signal so they may rebroadcast directly to and charge their subscribers.  We have seen this revenue category grow significantly in 2007 as we successfully negotiated favorable payment terms in our retransmission consent agreements with the MVPDs.  Certain agreements are set to expire in 2008 and therefore, contractual negotiations are expected.  We expect to continue to generate revenues from retransmission consent agreements at terms as favorable as or more favorable than our existing agreements upon the expiration of those agreements.  Our retransmission consent agreements include automatic annual fee escalators.  Additionally, as mobile television develops, we may be able to generate additional revenue streams through agreements with portable device service providers.

Mobile digital television holds tremendous potential for the television broadcasting industry.  In February 2009, over-the-air television broadcasting in the U.S. is scheduled to complete the transition from high power analog transmissions to digital transmissions.  We are enthusiastic about the potential uses of our digital spectrum.  With the right technology, digital transmissions will allow us to broadcast our signals to portable devices such as cell phones, laptop computers, car televisions and other hand-held devices.  According to BIA Financial Network’s January 2008 report titled, “Study of the impact of multiple systems for mobile/handheld digital television,” “BIAfn estimates that broadcast television could reap an additional $2 billion in annual revenue by 2012 delivering content to mobile and handheld devices if an industry standard is adopted and technology deployed quickly.”  We believe that mobile television will be available to the public as early as the first half of 2009.

We are a Maryland corporation formed in 1986.  Our principal offices are located at 10706 Beaver Dam Road, Hunt Valley, Maryland 21030.  Our telephone number is (410) 568-1500 and our website address is www.sbgi.net.

TELEVISION BROADCASTING

Markets and Stations

We own and operate, provide programming services to, provide sales services to or have agreed to acquire the following television stations:

Market	Market Rank (a)	Stations	Status (b)		Affiliation (c)	Station Rank in Market (d)		Expiration Date of FCC License
Tampa, Florida	13	WTTA	LMA	(e)	MNT	6 of 8		02/01/13
Minneapolis/St. Paul, Minnesota	15	WUCW	O&O		CW	7 of 7		04/01/06	(f)
St. Louis, Missouri	21	KDNL	O&O		ABC	4 of 8		02/01/14
Pittsburgh, Pennsylvania	22	WPGH WPMY	O&O O&O		FOX MNT	4 of 8 6 of 8		08/01/15 08/01/07	(g)
Baltimore, Maryland	24	WBFF WNUV	O&O LMA	(h)	FOX CW	4 of 6 5 of 6		10/01/04 10/01/12	(f)
Raleigh/Durham, North Carolina	28	WLFL WRDC	O&O O&O		CW MNT	5 of 6 6 of 6		12/01/04 12/01/04	(f) (f)
Nashville, Tennessee	30	WZTV WUXP WNAB	O&O O&O OSA	(i)	FOX MNT CW	4 of 8 5 of 8 6 of 8		08/01/13 08/01/05 08/01/05	(f) (i)
Columbus, Ohio	32	WSYX WTTE	O&O LMA	(h)	ABC FOX	3 of 6 4 of 6		10/01/13 10/01/05	(f)
Cincinnati, Ohio	33	WSTR	O&O		MNT	5 of 7		10/01/05	(f)
Milwaukee, Wisconsin	34	WCGV WVTV	O&O O&O		MNT CW	5 of 9 6 of 9		12/01/05 12/01/05	(f) (f)
Asheville, North Carolina/ Greenville/Spartanburg/ Anderson, South Carolina	36	WLOS WMYA	O&O LMA	(h)	ABC MNT	3 of 7 6 of 7		12/01/04 12/01/04	(f) (f)
San Antonio, Texas	37	KABB KMYS	O&O O&O		FOX MNT	4 of 7 5 of 7		08/01/14 08/01/14
Birmingham, Alabama	40	WTTO WABM WDBB	O&O O&O LMA		CW MNT CW	5 of 9 6 of 9 5 of 9	(j)	04/01/05 04/01/13 04/01/13	(f)
Norfolk, Virginia	42	WTVZ	O&O		MNT	6 of 8		10/01/12
Las Vegas, Nevada	43	KVMY KVCW	O&O O&O		MNT CW	5 of 7 6 of 7		10/01/14 10/01/14
Oklahoma City, Oklahoma	45	KOKH KOCB	O&O O&O		FOX CW	4 of 9 5 of 9		06/01/14 06/01/14
Greensboro/Winston-Salem/ Highpoint, North Carolina	46	WXLV WMYV	O&O O&O		ABC MNT	4 of 7 6 of 7		12/01/04 12/01/04	(f) (f)
Buffalo, New York	50	WUTV WNYO	O&O O&O		FOX MNT	4 of 8 6 of 8		06/01/07 06/01/15	(g)
Richmond, Virginia	59	WRLH	O&O		FOX	4 of 6		10/01/12
Mobile, Alabama/Pensacola, Florida	61	WEAR WFGX	O&O O&O		ABC MNT	2 of 8 not rated		02/01/13 02/01/13
Dayton, Ohio	62	WKEF WRGT	O&O LMA	(h)	ABC FOX	2 of 6 4 of 6		10/01/13 10/01/05	(f)
Lexington, Kentucky	64	WDKY	O&O		FOX	4 of 6		08/01/13
Charleston/Huntington, West Virginia	65	WCHS WVAH	O&O LMA	(h)	ABC FOX	2 of 7 4 of 7		10/01/12 10/01/04	(f)
Flint/Saginaw/Bay City, Michigan	66	WSMH	O&O		FOX	3 of 7		10/01/13
Des Moines, Iowa	71	KDSM	O&O		FOX	4 of 5		02/01/14
Portland, Maine	76	WGME	O&O		CBS	2 of 6		04/01/07	(g)
Rochester, New York	78	WUHF	O&O	(k)	FOX	4 of 6		06/01/07	(g)
Cape Girardeau, Missouri/ Paducah, Kentucky	79	KBSI WDKA	O&O LMA		FOX MNT	4 of 7 5 of 7		02/01/14 08/01/13
Syracuse, New York	80	WSYT WNYS	O&O LMA		FOX MNT	4 of 6 5 of 6		06/01/07 06/01/15	(g)
Springfield/Champaign, Illinois	84	WICS WICD	O&O O&O		ABC ABC	2 of 6 2 of 6	(l)	12/01/05 12/01/05	(f) (f)
Madison, Wisconsin	85	WMSN	O&O		FOX	3 of 6		12/01/05	(f)
Cedar Rapids, Iowa	87	KGAN KFXA	O&O OSA	(m)	CBS FOX	3 of 6 4 of 6		02/01/06 02/01/06	(f)
Charleston, South Carolina	100	WTAT WMMP	LMA O&O	(h)	FOX MNT	4 of 6 5 of 6		12/01/04 12/01/04	(f) (f)
Tallahassee, Florida	108	WTWC	O&O		NBC	3 of 6		02/01/13
Peoria/Bloomington, Illinois	117	WYZZ	O&O	(k)	FOX	4 of 6		12/01/05	(f)

a)              Rankings are based on the relative size of a station’s designated market area (DMA) among the 210 generally recognized DMAs in the United States as estimated by Nielsen as of November 2007.

b)             “O & O” refers to stations that we own and operate.  “LMA” refers to stations to which we provide programming services pursuant to a local marketing agreement.  “OSA” refers to stations to which we provide or receive sales services pursuant to an outsourcing agreement.

c)              When we negotiate the terms of our affiliation agreements with each network, we negotiate on behalf of all of our stations affiliated with that network simultaneously.  This results in substantially similar terms for our stations, including the expiration date of the affiliation agreement.  A summary of these expiration dates is as follows:

Affiliate	Expiration Date
FOX	19 of 20 agreements expire on March 6, 2012, except KFXA, which expires on June 30, 2010
MNT	All 17 agreements expire on September 4, 2011
ABC	All 9 agreements expire on December 31, 2009
CW	All 9 agreements expire on August 31, 2010
CBS	Both agreements expire on December 31, 2012
NBC	Agreement expires on December 31, 2016

d)             The first number represents the rank of each station in its market and is based upon the November 2007 Nielsen estimates of the percentage of persons tuned into each station in the market from 6:00 a.m. to 2:00 a.m., Monday through Sunday.  The second number represents the estimated number of television stations designated by Nielsen as “local” to the DMA, excluding public television stations and stations that do not meet the minimum Nielsen reporting standards (weekly cumulative audience of at least 0.1%) for the Monday through Sunday 6:00 a.m. to 2:00 a.m. time period as of November 2007.  This information is provided to us in a summary report by Katz Television Group.

e)              The license assets for this station are currently owned by Bay Television, Inc., a related party.  See Note 12. Related Person Transactions, in the Notes to our Consolidated Financial Statements for more information.

f)                We, or subsidiaries of Cunningham Broadcasting Company (Cunningham), timely filed applications for renewal of these licenses with the FCC.  Unrelated third parties have filed petitions to deny or informal objections against such applications.  We opposed the petitions to deny and the informal objections and those applications are currently pending.  See Note 11. Commitments and Contingencies, in the Notes to our Consolidated Financial Statements for more information.

g)             We timely filed applications for renewal of these licenses with the FCC.  FCC staff have informed us that the applications have not yet been granted because unrelated third parties have filed informal objections against the stations based on alleged violations of either the FCC’s sponsorship identification or indecency rules.

h)             The license assets for these stations are currently owned by a subsidiary of Cunningham.

i)                 We have entered into an outsourcing agreement with the unrelated third party owner of WNAB-TV to provide certain non-programming related sales, operational and administrative services to WNAB-TV.  Our application to acquire this FCC license is pending FCC approval.

j)                 WDBB-TV simulcasts the programming broadcast on WTTO-TV pursuant to a programming services agreement.  The station rank applies to the combined viewership of these stations.

k)              We have entered into outsourcing agreements with unrelated third parties, under which the unrelated third parties provide certain non-programming related sales, operational and managerial services to these stations.  We continue to own all of the assets of these stations and to program and control each station’s operations.

l)                 WICD-TV, a satellite of WICS-TV under FCC rules, simulcasts all of the programming aired on WICS-TV except the news broadcasts.  WICD-TV airs its own news broadcasts.  The station rank applies to the combined viewership of these stations.

m)           On February 1, 2008, we entered into an outsourcing agreement with the unrelated third party owner of KFXA-TV to provide certain non-programming related sales, operational and administrative services to KFXA-TV.

Operating Strategy

Our operating strategy includes the following elements:

Programming to Attract Viewership.  We seek to target our programming offerings to attract viewership, to meet the needs of the communities in which we serve and to meet the needs of our advertising customers.  In pursuit of this strategy, we seek to obtain, at attractive prices, popular syndicated programming that is complementary to each station’s network programming.  We also seek to broadcast live local and national sporting events that would appeal to a large segment of the local community.  Moreover, we produce news at 17 stations in 12 markets, including two stations which have a local news sharing agreement with a competitive station in that market.  We have 14 stations which have local news sharing arrangements with a competitive station in that market, which produces the news aired on our station.

Attract and Retain High Quality Management.  We believe that much of our success is due to our ability to attract and retain highly skilled and motivated managers at both the corporate and local station levels.  We provide a combination of base salary, long-term incentive compensation and, where appropriate, cash bonus pay designed to be competitive with comparable employers in the television broadcast industry.  A significant portion of the compensation available to our Chief Operating Officer, sales vice presidents, group managers, general managers, sales managers and other station managers is based on their exceeding certain operating results.  We also provide some of our corporate and station managers with deferred compensation plans and equity awards.

Developing Local Franchises.  We believe the greatest opportunity for a sustainable and growing customer base lies within our local communities.  Therefore, we have focused on developing a strong local sales force at each of our television stations, which is comprised of over 350 account executives company-wide.  Excluding political advertising revenue, 66.3% of our net time sales were local for the year ended December 31, 2007, compared to 64.7% in 2006.  Our goal is to grow our local revenues by increasing our market share and by developing new business opportunities.

Local News.  We believe that the production and broadcasting of local news is an important link to the community and an aid to a station’s efforts to expand its viewership.  In addition, local news programming can provide access to advertising sources targeted specifically to local news viewers.  We assess the anticipated benefits and costs of producing local news prior to the introduction of local news at our stations because a significant investment in capital equipment is required and substantial operating expenses are incurred in introducing, developing and producing local news programming.  We also continuously review the performance of our existing news operations to make sure they are economically viable.  In 2008, we expect to provide high definition newscasts in four of our key competitive news markets.  In addition, we plan to provide high definition newscasts in an additional four markets in each of 2009 and 2010.

Our local news initiatives are an important part of our strategy that has resulted in our entering into 16 local news sharing arrangements with other television broadcasters.  We are the provider of news services in two instances; however, in 14 of our news share arrangements, we are the recipient of services.  We believe news share arrangements generally provide both higher viewer ratings and revenues for the station receiving the news and generate a profit for the news share provider.  Generally, both parties and the local community are beneficiaries of these arrangements.

Developing New Business.  We are always striving to develop new business models to complement or enhance our existing television broadcast business.  During the past few years, we have built a profitable direct mail business at many of our stations using, for the most part, our existing sales force.  With the success of our direct mail program, which generated $5.9 million in revenues in 2007, we have developed other initiatives that will give us an additional competitive advantage.  We continue to explore new opportunities and plan to implement new initiatives in 2008.

Retransmission Consent Agreements.  We have retransmission consent agreements with MVPDs, such as cable, satellite and telecommunications operators in our markets.  MVPDs compensate us for the right to retransmit our broadcast signals.  Our successful negotiations with MVPDs have created agreements that now produce meaningful sustainable revenue streams.  During 2007, our retransmission consent agreements, including the advertising component, generated $58.9 million in total broadcast revenues.  This represents a 135% increase over 2006 results.  This growth trend will not continue at this rate since most of the MVPDs that we conduct business with our now under contract.  Certain agreements are set to expire in 2008 and therefore, contractual negotiations are expected.  We expect to continue to generate revenues from retransmission consent agreements at terms as favorable as or more favorable than our existing agreements upon the expiration of those agreements.  Our retransmission consent agreements include automatic annual fee escalators. Additionally, as mobile television develops, we may be able to generate additional revenue streams through agreements with portable device service providers.

Ownership Duopolies and Utilization of Local Marketing Agreements.  We have sought to increase our revenues and improve our margins through the ownership of two stations in a single market, called a duopoly, and by providing programming services pursuant to a LMA to a second station in eight DMAs where we already own one station.  Duopolies and LMAs allow us to realize significant economies of scale in marketing, programming, overhead and capital expenditures.  We also believe these arrangements enable us to air popular programming and contribute to the diversity of programming within each DMA.  Although under the FCC ownership rules released in June 2003, we would be allowed to continue to program most of the stations with which we have a LMA, in the absence of a waiver, the 2003 rules would require us to terminate or modify three of our LMAs.  Although there can be no assurances, we have studied the application of the 2003 rules to our markets and believe we are qualified for waivers.  Under the ownership rules established in 2008, we may be required to terminate or modify three of our LMAs that we executed after November 5, 1996.  We also may be required to terminate or modify three other LMAs that we executed prior to November 5, 1996, if the FCC subsequently initiates a case-by-case review of those LMAs and determines not to extend the grandfathering period.  For additional information, refer to Risk Factors - Changes in Rules on Television Ownership, and Risk Factors - The FCC’s multiple ownership rules limit our ability to operate multiple television stations in some markets and may result in a reduction in our revenue or prevent us from reducing costs.  Changes in these rules may threaten our existing strategic approach to certain television markets.

Use of Outsourcing Agreements.  In addition to our LMAs, we currently operate under four (and may seek opportunities for additional) outsourcing agreements in which our stations provide or are provided various non-programming related services such as sales, operational and managerial services to or by other stations.  Pursuant to these agreements, our stations in Nashville, Tennessee and Cedar Rapids, Iowa currently provide services to another station in the market and another party provides services to our stations in Peoria/Bloomington, Illinois and Rochester, New York.  We believe the outsourcing structure allows stations to achieve operational efficiencies and economies of scale, which should otherwise improve broadcast cash flow and competitive positions.  While television joint sales agreements (JSAs) are not currently attributable, as that term is defined by the FCC, on August 2, 2004, the FCC released a notice of proposed rulemaking seeking comments on its tentative conclusion that television joint sales agreements should be attributable.  We cannot predict the outcome of this proceeding, nor can we predict how many changes, together with possible changes to ownership rules, would apply to our existing outsourcing agreements.  See the Local Marketing Agreements section below.

Multi-Channel Digital Broadcasting.  FCC rules allow broadcasters to transmit additional digital channels within the spectrum allocated to each FCC license holder.  This provides viewers with additional programming alternatives at no additional cost to them.  Four of our television stations are experimenting with broadcasting a second digital channel in accordance with these rules, airing various alternative programming formats.  In Baltimore, where our corporate offices are located, we are airing a secondary digital channel comprised of classic television programming, religious programming and simulcasting of our primary digital channel.  In the three other markets, we have a similar format along with MyNetwork TV programming.  In addition, as noted below, we believe mobile digital television will serve as a tremendous use of our additional digital spectrum.

We may consider other alternative programming formats that we could air using our multi-channel digital spectrum space with the goal towards achieving higher profits and community service.

Mobile Digital Television.  We are a member of the Open Mobile Video Coalition, which is a voluntary association of television broadcasters whose mission is to accelerate the development of mobile digital broadcast television.  We believe mobile digital television will become a viable use of our local stations’ programming.   We believe that in the near future it will be possible to broadcast digital television to numerous mobile devices including cell phones, laptop computers, video screens in vehicles, portable video players and other portable devices.  We believe that the technical ability to receive our television broadcast content on mobile devices will be attractive to individuals.  We believe this technology, if successfully implemented, could create an entirely new revenue stream for television broadcasters.  Due to the complexity of the technology, the disparate competitive interests in developing a technology standardization, the availability of other competing technologies and the number of stakeholders involved including cellular network operators, there are risks associated with successfully monetizing this platform.  Although the technology and business plan are in process, indications are that mobile digital television could be broadcasted as early as 2009.

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

Popular Sporting Events.  Our CW and MyNetworkTV affiliated stations generally face fewer preemption restrictions on broadcasting live local sporting events compared with FOX, ABC, CBS and NBC affiliates, which are required to broadcast a greater number of hours of programming supplied by the networks.  At some of our stations, we have been able to acquire local television broadcast rights for certain sporting events, including NBA basketball, Major League Baseball, NFL football, NHL hockey, ACC basketball and both Big Ten and SEC football and basketball and high school sports.  We seek to expand our sports broadcasting in DMAs only as profitable opportunities arise.  In addition, our stations that are affiliated with FOX, ABC, CBS and NBC broadcast certain NBA basketball, Major League Baseball games, NFL football games, NHL hockey games and NASCAR races, as well as other popular sporting events.

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

Investments.  As in the past, we continue to seek more ways to diversify our business and return additional value to our shareholders.  We carry investments in various companies from many different industries including sign design and fabrication, security alarm monitoring and bulk acquisition, software development, information technology staffing and consulting and television transmitter manufacturing.  In addition, we invest in various real estate ventures including developmental land and apartment and shopping complexes.  We also invest in private equity and structure debt and mezzanine financing investment funds.  Currently our investment activity represents a small portion of our overall operating results.  We expect to continue to make investments in non-broadcast assets as sound economic opportunities appear.

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

On July 21, 2005, we filed with the FCC an application to acquire the license and non-license television broadcast assets of WNAB-TV in Nashville, Tennessee.   The Rainbow/PUSH Coalition (Rainbow/PUSH) filed a petition to deny that application and also requested that the FCC initiate a hearing to investigate whether WNAB-TV was improperly operated with WZTV-TV and WUXP-TV, two of our stations located in the same market as WNAB-TV.  The FCC is currently in the process of considering the transfer of the broadcast license and we believe the Rainbow/PUSH petition has no merit.

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

On August 1, 2005, we filed applications with the FCC requesting renewal of the broadcast licenses for WCGV-TV and WVTV-TV in Milwaukee, Wisconsin.  On November 1, 2005, the Milwaukee Public Interest Media Coalition filed a petition with the FCC to deny these renewal applications.  On June 13, 2007, the Video Division of the FCC denied the petition to deny, and subsequently, the Milwaukee Public Interest Media Coalition filed a petition for reconsideration of that decision, which we opposed.  The petition for reconsideration and the renewal applications are currently pending.

On February 27, 2006, an individual named James Pennino purportedly filed a petition to deny the license renewal application of WUCW-TV in Minneapolis, Minnesota.  Despite not having found any official record of the filing, we opposed the petition and the renewal application is currently pending.

Action on many license renewal applications, including those we have filed, has been delayed because of the pendency of complaints that programming aired by the various networks contained indecent material and complaints regarding alleged violations of sponsorship identification rules.  We cannot predict when the FCC will address these complaints and act on the renewal applications.

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

To obtain the FCC’s prior consent to assign a broadcast license or transfer control of a broadcast license, appropriate applications must be filed with the FCC.  If the application involves a “substantial change” in ownership or control, the application must be placed on public notice for a period of approximately 30 days during which petitions to deny the application may be filed by interested parties, including members of the public.  If the application does not involve a “substantial change” in ownership or control, it is a “pro forma” application.  The “pro forma” application is not subject to petitions to deny or a mandatory waiting period, but is nevertheless subject to having informal objections filed against it.  If the FCC grants an assignment or transfer application, interested parties have approximately 30 days from public notice of the grant to seek reconsideration or review of the grant.  Generally, parties that do not file initial petitions to deny, or informal objections against the application, face difficulty in seeking reconsideration or review of the grant.  The FCC normally has an additional ten days to set aside such grant on its own motion.  When passing on an assignment or transfer application, the FCC is prohibited from considering whether the public interest might be served by an assignment or transfer to any party other than the assignee or transferee specified in the application.

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

In January 2008, the FCC released a Report and Order that, with the exception of the newspaper/broadcast cross-ownership rule, essentially re-adopts the ownership rules the FCC originally introduced in 1999 and has enforced since then.

The relevant 2008 ownership rules are as follows:

Radio/Television Cross-Ownership Rule.  The FCC’s radio/television cross-ownership rule (the “one to a market” rule) generally permits a party to own a combination of up to two television stations and six radio stations in the same market, depending on the number of independent media voices in the market.

Newspaper/Broadcast Cross-Ownership Rule.  The FCC’s rule generally prohibits the common ownership of a radio or television broadcast station and a daily newspaper in the same market.  However, the FCC will presume that, in the top 20 DMAs, it is not inconsistent with the public interest for one entity to own a daily newspaper and a radio station or, under the following circumstances, a daily newspaper and a television station: if (1) the television station is not ranked among the top-four stations in the DMA and (2) at least eight independent “major media voices” remain in the DMA.  The FCC will presume that all other newspaper/broadcast mergers are not in the public interest, but it will allow applicants to seek a waiver and rebut this presumption by clear and convincing evidence that, post-merger, the merged entity will increase the diversity of independent news outlets and increase competition among independent news sources in the relevant market.

Dual Network Rule.  The four major television networks, FOX, ABC, CBS and NBC, are prohibited, absent a waiver, from merging with each other.  In May 2001, the FCC amended its dual network rule to permit the four major television networks to own, operate, maintain or control other television networks, such as The CW or MyNetworkTV.

National Ownership Rule.  As of 2004, by statute, the national television viewing audience reach cap is 39%.  Under this rule, where an individual or entity has an attributable interest in more than one television station in a market, the percentage of the national television viewing audience encompassed within that market is only counted once.  Additionally, since historically, VHF stations (channels 2 through 13) have shared a larger portion of the market than UHF stations (channels 14 through 69), only half of the households in the market area of any UHF station are included when calculating an entity’s national television viewing audience (commonly referred to as the “UHF discount”). The FCC has initiated a proceeding to assess whether it has authority to alter the UHF Discount.

All but seven of the stations we own and operate, or to which we provide programming services, are UHF.  We reach approximately 22% of U. S. television households or 12.3% taking into account the FCC’s UHF discount.

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

There are three grades of service for traditional analog television broadcasts, City (strongest), Grade A and Grade B (least strong); and the signal decreases in strength the further away the viewer is from the broadcast antenna tower.  Generally, it is not as easy for viewers with properly installed outdoor antennas to receive a Grade B signal, as it is to receive a Grade A or City Grade signal.

Antitrust Regulation.  The Department of Justice (DOJ) and the Federal Trade Commission have increased their scrutiny of the television industry since the adoption of the 1996 Act and have reviewed matters related to the concentration of ownership within markets (including LMAs) even when ownership or the LMA in question is permitted under the laws administered by the FCC or by FCC rules and regulations.  The DOJ takes the position that an LMA entered into in anticipation of a station’s acquisition with the proposed buyer of the station constitutes a change in beneficial ownership of the station which, if subject to filing under the Hart-Scott-Rodino Anti Trust Improvements Act, cannot be implemented until the waiting period required by that statute has ended or been terminated.

Expansion of our broadcast operations on both a local and national level will continue to be subject to the FCC’s ownership rules and any changes the FCC or Congress may adopt.  At the same time, any further relaxation of the FCC’s ownership rules, which could occur if the rules adopted in 2008 are declared unenforceable, may increase the level of competition in one or more markets in which our stations are located, more specifically to the extent that any of our competitors may have greater resources and thereby be in a superior position to take advantage of such changes.

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

In 1999, the FCC established a new local television ownership rule and decided to attribute LMAs for ownership purposes.  It grandfathered our LMAs that were entered into prior to November 5, 1996, permitting the applicable stations to continue operations pursuant to the LMAs until the conclusion of the FCC’s 2004 biennial review.  The FCC stated it would conduct a case-by-case review of grandfathered LMAs and assess the appropriateness of extending the grandfathering periods.  Subsequently, the FCC invited comments as to whether, instead of beginning the review of the grandfathered LMAs in 2004, it should do so in 2006.  The FCC did not initiate any review of grandfathered LMAs in 2004 or as part of its 2006 quadrennial review.  We do not know when, or if, the FCC will conduct any such review of grandfathered LMAs.  With respect to LMAs executed on or after November 5, 1996, the FCC required that parties come into compliance with the 1999 local television ownership rule by August 6, 2001.  We challenged the 1999 local television ownership rule in the U.S. Court of Appeals for the D.C. Circuit, and that court stayed the enforcement of the divestiture of the post-November 5, 1996 LMAs.  In 2002, the D.C. Circuit ruled in Sinclair Broadcast Group, Inc. v. F.C.C., 284 F.3d 114 (D.C. Cir. 2002) that the 1999 local television ownership rule was arbitrary and capricious and remanded the rule to the Commission.

In 2003, the FCC revised its ownership rules, including the local television ownership rule. The effective date of the 2003 ownership rules was stayed by the U. S. Court of Appeals for the Third Circuit and the rules were remanded to the FCC.  Because the effective date of the 2003 ownership rules had been stayed and, in connection with the adoption of those rules, the FCC concluded the 1999 rules could not be justified as necessary in the public interest, we took the position that an issue exists regarding whether the FCC has any current legal right to enforce any rules prohibiting the acquisition of television stations.  Several parties, including us, filed petitions with the Supreme Court of the United States seeking review of the Third Circuit decision, but the Supreme Court denied the petitions in June 2005.

In July 2006, as part of the FCC’s statutorily required quadrennial review of its media ownership rules, the FCC released a Further Notice of Proposed Rule Making seeking comment on how to address the issues raised by the Third Circuit’s decision, among other things, remanding the local television ownership rule.  In January 2008, the FCC released an order containing its current ownership rules, which re-adopted its 1999 local television ownership rule.  On February 8, 2008, we filed a petition with the U.S. Court of Appeals for the D.C. Circuit requesting that the Court direct the FCC to cease its use of the 1999 local television ownership rule that it re-adopted as the permanent rule in 2008.

On November 15, 1999, we entered into a plan and agreement of merger to acquire through merger WMYA-TV (formerly WBSC-TV) in Anderson, South Carolina from Cunningham Broadcasting Corporation (Cunningham), but that transaction was denied by the FCC.  In light of the change in the 2003 ownership rules, we filed a petition for reconsideration with the FCC and amended our application to acquire the license of WMYA-TV.  We also filed applications in November 2003 to acquire the license assets of the remaining five Cunningham stations: WRGT-TV, Dayton, Ohio; WTAT-TV, Charleston, South Carolina; WVAH-TV, Charleston, West Virginia; WNUV-TV, Baltimore, Maryland; and WTTE-TV, Columbus, Ohio.  Rainbow/PUSH filed a petition to deny these five applications and to revoke all of our licenses.  The FCC dismissed our applications in light of the stay of the 2003 ownership rules and also denied the Rainbow/PUSH petition.  Rainbow/PUSH filed a petition for reconsideration of that denial and we filed an application for review of the dismissal.  In 2005, we filed a petition with the U. S. Court of Appeals for the D. C. Circuit requesting that the Court direct the FCC to take final action on our applications, but that petition was dismissed.  On January 6, 2006, we submitted a motion to the FCC requesting that it take final action on our applications.  On February 8, 2008, we filed a petition with the U.S. Court of Appeals for the D.C. Circuit requesting that the Court direct the FCC to act on our assignment applications and to cease its use of the 1999 local television ownership rule that it re-adopted as the permanent rule in 2008.  The applications and the associated petition to deny are still pending.  We believe the Rainbow/PUSH petition is without merit.

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

Must Carry/Retransmission Consent

Pursuant to the Cable Act of 1992, television broadcasters are required to make triennial elections to exercise either certain “must-carry” or “retransmission consent” rights in connection with their carriage by cable systems in each broadcaster’s local market.  Our next election date is October 1, 2008, and the election will cover the period January 1, 2009 through December 31, 2011.  By electing the must-carry rights, a broadcaster demands carriage on a specific channel on cable systems within its DMA, in general, as defined by the Nielsen DMA Market and Demographic Rank Report of the prior year.  These must-carry rights are not absolute and their exercise is dependent on variables such as:

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

Many of the viewers of our television stations receive the signal of the stations via MVPDs.  MVPDs generally transmit our signals pursuant to permission granted by us in retransmission consent agreements.  A portion of these retransmission consent agreements will expire in 2008.  Most agreements expire in 2009.  There can be no assurance that future negotiations of these agreements will be advantageous to us or that we or the MVPDs might not determine to terminate some or all of these agreements.  A termination of our retransmission consent agreements would make it more difficult for our viewers to watch our programming and could result in lower ratings and a negative financial impact on us.  There can be no assurances that we will be able to negotiate mutually acceptable retransmission consent agreements in the future relating to the carriage of our digital signals.  However, we believe that as these agreements expire we will be able to negotiate terms as favorable as or more favorable than the existing agreements.

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

As of December 31, 2004, DTV stations were required to meet a certain signal strength standard for the digital signal coverage in their communities of license.  By July 2005, a DTV licensee affiliated with a top four network (i.e, FOX, ABC, CBS or NBC) that is located in one of the top 100 markets was required to meet a higher replication standard or lose interference protection for those areas not covered by the digital signal.  For a station subject to this deadline which had not yet received a construction permit, the FCC required that such station build a “checklist” facility by August 2005.  For all other commercial DTV licensees, as well as non-commercial DTV licensees, that have received construction permits, the deadline for meeting a higher replication standard was July 2006.  All of our stations filed a DTV status report with the FCC, as required, by the February 19, 2008 deadline.   In August 2007 we filed a request for WSMH-DT for an extension and/or waiver of the FCC’s rule permitting satellite subscribers to qualify, under a digital signal strength test, for satellite retransmission of distant digital network signals.  The FCC granted the request in October 2007.  We will need to seek further extension and waiver of the extended deadline for WSMH-DT by March 18, 2008, and there is no guarantee that such extension request will be granted.  If the request is not granted, the station could lose viewers which could adversely impact revenues for that station.

We operate our television stations at different power levels pursuant to our FCC licenses, applicable permits or special temporary authority granted by the FCC.  The following table is a summary of our operating status as of January 31, 2008:

DTV Operating Status	# of Station
Operating with approved digital license, at full power	21
Operating at full power, pending license approval	23
Operating at low power with special temporary authority	2
Applications pending for construction permits	1
LMA/JSA stations operating with approved digital license, at full power	5
LMA/JSA stations operating at full power, pending license approval	4
LMA/JSA stations operating at low power with special temporary authority	2
58

In April 2003, the FCC adopted a policy of graduated sanctions to be imposed upon licensees who do not meet the FCC’s DTV build-out schedule.  Under the policy, the stations could face monetary fines and possible loss of any digital construction permits for non-compliance with the build-out schedule.  After completion of the transition period, the FCC will reclaim the non-digital channels.  Congress passed legislation establishing a hard deadline of February 17, 2009 by which broadcasters must cease using their analog channel.  There can be no assurance that the stations we own or program will be fully transitioned to digital broadcasts by this deadline.  A station’s failure to meet the deadline could result in a loss of interference protection or the applicable FCC license, adversely impacting the revenues of stations we own or to which we provide services.

On December 31, 2007, the FCC released an order discussing the progress of the transition to digital television and imposing new reporting obligations and pre-transition construction deadlines on digital television station licensees and permittees.  As of February 22, 2008 all but 10 of the television stations we own or to which we provide services are operating on their authorized post-transition digital channels and have certified to the FCC that they are doing so in compliance with the new interim construction deadlines.  As a result of the order, the remaining 10 television stations, which are not operating on their post-transition DTV channels, are required to comply with the new pre-transition construction deadlines, and file construction permit applications, construction permit extension applications, or tolling requests, as appropriate.   There can be no assurance that the FCC will grant applications filed for these stations or that the stations will meet the FCC pre-transition deadlines or be fully transitioned to digital broadcasts by February 17, 2009.

On August 7, 2007, the FCC released an order which adopted the final DTV table of allotments establishing the post-transition digital channels for all full-power television stations in the country.  On October 26, 2007, we filed petitions for reconsideration of the FCC’s final DTV table for stations WTVZ-DT, WMMP-DT, and WVTV-DT requesting that the Commission correct the FCC antenna identification numbers and power levels for the stations set forth in the DTV table.  There is no guarantee that the FCC will make the requested corrections and a failure of the FCC to do so might result in decreased service to viewers of those stations.

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

We believe that the following developments regarding the FCC’s digital regulations may have effects on us:

Reclamation of analog channels.  Analog broadcasters are required to cease operation on their assigned analog spectrum by February 17, 2009.  At that time, the FCC will reclaim this spectrum from broadcasters and make it available to the entities that have been assigned the spectrum through FCC auctions.  The FCC envisions that the reclaimed band will be used for a variety of broadcast-type applications including two-way interactive services and services using Coded Orthogonal Frequency Division Multiplexing technology.  We cannot predict how the development of this spectrum will affect our television operations.

Digital must-carry.  In February 2005, the FCC adopted an order stating that cable television systems are not required to carry both a must-carry station’s analog and digital signals during the digital transition.  The same order also clarified that a cable system must only carry a must-carry station’s primary video stream but is not required to carry any of the station’s other programming streams in those situations where a station chooses to transmit multiple programming streams.  On September 11, 2007, the FCC adopted an order requiring, after the digital transition, all cable operators to make the primary digital stream of must-carry television stations viewable by all cable subscribers, regardless of whether they are using analog or digital television equipment.  The FCC indicated that it would consider requests for a waiver of this requirement by small cable system operators, where compliance with that requirement would be unduly burdensome.  Grant of any such waiver to a small cable system operator in a market in which we operate could result in a loss of viewers for our station(s) in that market, which could negatively impact station revenues.

Multi-Channel Digital Broadcasting.  FCC rules allow broadcasters to transmit additional digital signals within the spectrum allocated to each FCC license holder.  We are currently broadcasting a single digital signal for all but four of our television stations.  During 2006, we began broadcasting a second digital signal in Baltimore, Maryland.  In 2006, we also entered into agreements with MyNetworkTV to air prime-time programming on the second digital signal in Columbus, Ohio, Dayton, Ohio and Richmond, Virginia.  During non-prime-time hours these stations air religious, paid-programming, “classic” syndicated programming and simulcasting of our primary digital channel.

Capital and operating costs.  We have incurred and will continue to incur costs to replace equipment in our stations in order to provide digital television.  Some of our stations will also incur increased utilities costs as a result of broadcasting both analog and digital signals during the transition period.

Children’s programming.  In 2004, the FCC established children’s educational and informational programming obligations for digital multicast broadcasters and placed restrictions on the increasing commercialization of children’s programming on both analog and digital broadcast and cable television systems.  In addition to imposing its limit as to the amount of commercial matter in children’s programming (10.5 minutes per hour on weekends and 12 minutes per hour on weekdays) on all digital or video programming, free or pay, directed to children 12 years old and younger, the FCC also mandated that digital broadcasters air an additional half hour of “core” children’s programming for every 28-hour block of free video programming provided in addition to the main DTV program stream.  The additional core children’s programming requirement for digital broadcasters took effect on January 2, 2007.

Emergency Alert System.  In November 2005, the FCC adopted an order requiring that digital broadcasters comply with the FCC’s present Emergency Alert System (EAS) rules.  It also issued a further notice of proposed rulemaking seeking comments on what actions the FCC should take to expedite the development of a digitally based public alert and warning system.  On July 12, 2007, the Commission adopted an order allowing mandatory use of EAS by state governments and requiring that all EAS participants, including television broadcasters, be able to receive messages formatted pursuant to a procedure to be adopted by the Federal Emergency Management Agency.  In a further notice, the FCC invited comments on, among other things, how the EAS rules could be modified to ensure that non-English speakers and persons with disabilities are reached by EAS messages and whether local, county, tribal, or other state governmental entities should be allowed to initiate mandatory state and local alerts.  Any additional EAS requirements on digital broadcasters could increase our costs.

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

It is a violation of federal law and FCC regulations to broadcast obscene or indecent programming.  FCC licensees are, in general, responsible for the content of their broadcast programming, including that supplied by television networks.  Accordingly, there is a risk of being fined as a result of our broadcast programming, including network programming.  As a result of legislation passed in June 2006, the maximum forfeiture amount for the broadcast of indecent or obscene material was increased to $325,000 from $32,500 for each violation.  In July 2007, a bill was introduced in Congress that would require the FCC, in enforcing its regulations concerning the broadcast of indecent programming, to maintain a policy that a single word or image may be considered indecent.

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

In 2000, the FCC initiated a rulemaking proceeding to determine whether its requirements pertaining to television stations’ public inspection files were sufficient to ensure that the public had adequate access to information on how stations were serving their communities.  In January 2008, the FCC released an order adopting a standardized form for the quarterly reporting of programming aired in response to issues facing a station’s community and imposed a requirement that portions of each station’s public inspection file be placed on the Internet.  We cannot predict how these requirements will impact our business.

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

Violent Programming.  In 2004, the FCC initiated a notice of inquiry seeking comments on issues relating to the presentation of violent programming on television and its impact on children.  On April 25, 2007, the FCC released a report concluding that there is strong evidence that exposure to violence in the media can increase aggressive behavior in children, at least in the short term.  Accordingly, the FCC concluded that it would be in the public interest to regulate such programming and Congress could do so consistent with the First Amendment.  As possible solutions, the FCC suggested, among other things, a voluntary industry initiative to reduce the amount of excessively violent programming viewed by children and also proposed several viewer-initiated blocking proposals, such as the provision of video channels by multi-channel video programming distributors on family tiers or on an a la carte basis.  We cannot predict what rules the FCC will adopt or how they will affect our business.

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

Localism.  In 2004, the FCC initiated a notice of inquiry seeking comments on what actions, if any, it should take to ensure that licensees air programming that is responsive to the interests and needs of their communities.  In January 2008, the FCC released a notice of proposed rulemaking proposing, among other things, to require licensees to establish permanent advisory boards and to modify the FCC’s renewal application processing guidelines to ensure that all broadcasters provide some locally oriented programming.  Additionally, the FCC proposed to grant Class A status to additional low-power television stations, providing such stations additional interference protection from full-power television stations and requiring such stations to provide local programming.  We cannot predict what rules the FCC will adopt and how it will affect our business.

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

For example, in October 2006, the FCC adopted an order taking the initial steps toward allowing new low power devices to operate in the broadcast television spectrum at locations where channels in that spectrum are not in use.  Initial FCC tests of prototype devices failed to show that the tested devices could predictably sense the presence of television broadcast signals and thus could result in interference to broadcast stations.  In October 2007, the FCC announced that it would be conducting further laboratory and field testing of prototype devices.  The operation of such devices could cause harmful interference to our broadcast signals adversely affecting the operation and profitability of our stations.

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

ENVIRONMENTAL REGULATION

Prior to our ownership or operation of our facilities, substances or waste that are, or might be considered, hazardous under applicable environmental laws may have been generated, used, stored or disposed of at certain of those facilities.  In addition, environmental conditions relating to the soil and groundwater at or under our facilities may be affected by the proximity of nearby properties that have generated, used, stored or disposed of hazardous substances.  As a result, it is possible that we could become subject to environmental liabilities in the future in connection with these facilities under applicable environmental laws and regulations.  Although we believe that we are in substantial compliance with such environmental requirements and have not in the past been required to incur significant costs in connection therewith, there can be no assurance that our costs to comply with such requirements will not increase in the future.  We presently believe that none of our properties have any condition that is likely to have a material adverse effect on our consolidated balance sheets, consolidated statements of operations or consolidated statements of cash flows.

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

Broadcast television stations compete for advertising revenues primarily with other broadcast television stations, radio stations, cable channels, MVPDs serving the same market, as well as with newspapers, the internet, yellow page directories, direct mail, outdoor advertising operators and transit advertisers.  Television stations compete for audience share primarily on the basis of program popularity, which has a direct effect on advertising rates.  Our network affiliated stations are largely dependent upon the performance of network provided programs in order to attract viewers.  Non-network time periods are programmed by the station primarily with syndicated programs purchased for cash, cash and barter or barter-only, as well as through self-produced news, public affairs programs, live local sporting events, paid-programming and other entertainment programming.

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

DTV broadcasts are currently available in virtually all viewing markets.  The transition of our viewers from the current analog broadcast format to a digital format is scheduled to occur on February 17, 2009.  We are currently exploring whether or not television broadcasting will be enhanced significantly by the development and increased availability of DTV technology.  This technology has the potential to permit us to provide viewers multiple channels of digital television over each of our existing standard digital channels, to provide certain programming in high definition television format and to deliver other channels of information in the forms of data and programming to the internet, to PCs and mobile devices.  These additional capabilities may provide us with additional sources of revenue, as well as additional competition.

We also compete for programming, which involves negotiating with national program distributors or syndicators that sell first-run and rerun packages of programming.  Our stations compete for exclusive access to those programs against in-market broadcast station competitors for syndicated products and with national cable networks.  Public broadcasting stations generally compete with commercial broadcasters for viewers, but not for advertising dollars.

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

EMPLOYEES

As of February 21, 2008, we had approximately 2,760 employees.  Approximately 100 employees are represented by labor unions under certain collective bargaining agreements.  We have not experienced any significant labor problems and consider our overall labor relations to be good.

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

We rely on sales of advertising time for most of our revenues and, as a result, our operating results are sensitive to the amount of advertising revenue we generate.  If we generate less revenue, it may be more difficult for us to repay our indebtedness and the value of our business may decline.  Our ability to sell advertising time depends on:

•                  the levels of automobile advertising, which generally represents about one fifth of our advertising revenue;

•                  the health of the economy in the area where our television stations are located and in the nation as a whole;

•                  the popularity of our programming;

•                  changes in the makeup of the population in the areas where our stations are located;

•                  the activities of our competitors, including increased competition from other forms of advertising-based mediums, such as other broadcast television stations, radio stations, MVPDs and internet and broadband content providers serving in the same markets; and

•                  other factors that may be beyond our control.

Our substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling our debt obligations.

We have a high level of debt, totaling $1.3 billion at December 31, 2007, compared to the book value of shareholders’ equity of $252.8 million on the same date.  Our relatively high level of debt poses the following risks, particularly in periods of declining revenues:

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

•                  our ability to finance working capital needs and general corporate purposes for the public and private markets, as well as the associated cost of funding is dependent, in part, by our credit ratings.  As of December 31, 2007, our credit ratings, as assigned by Moody’s Investor Services (Moody’s) and Standard & Poor’s Ratings Services (S&P) were:

	Moody’s	S&P
Senior Secured Credit Facilities	Baa3	BB+
Corporate Credit	Ba3	BB-
Senior Subordinated Notes	Ba3	B
4.875% and 3.0% Convertible Senior Notes	B1	B

The credit ratings previously stated are not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal by the assigning rating organization.  Each rating should be evaluated independently of any other rating.

•                  we may be more vulnerable to adverse economic conditions than less leveraged competitors and thus, less able to withstand competitive pressures; and

•                  of the $1.3 billion of total debt outstanding, $0.3 billion relates to our Bank Credit Agreement.  The interest rate under our Bank Credit Agreement is a floating rate and will increase if interest rates increase.  This will reduce the funds available to repay our obligations and for operations and future business opportunities and will make us more vulnerable to the consequences of our leveraged capital structure.

Any of these events could reduce our ability to generate cash available for investment, debt repayment, capital improvements or to respond to events that would enhance profitability.

We may be able to incur significantly more debt in the future, which will increase each of the foregoing risks related to our indebtedness.

At December 31, 2007, we had $175.0 million available (subject to certain borrowing conditions) for additional borrowings under the Bank Credit Agreement, all of which was available under our current borrowing capacity.  In addition, under the terms of our debt instruments, we may be able to incur substantial additional indebtedness in the future, including additional senior debt and in some cases, secured debt.  Provided we meet certain financial and other covenants, the terms of the indentures governing our outstanding notes do not prohibit us from incurring such additional indebtedness.  If we incur additional indebtedness, the risks described above relating to having substantial debt could intensify.

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

•                                          restrictions on the type of business we and our subsidiaries may operate in; and

•                                          financial ratio and condition tests including the ratio of earnings before interest, tax, depreciation and amortization, as adjusted (adjusted EBITDA) to certain of our fixed expenses, the ratio of adjusted EBITDA to senior indebtedness and adjusted EBITDA to operating company indebtedness.

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

Our 58 television stations that we own and operate, or to which we provide programming services or sales services, are affiliated with networks.  The networks produce and distribute programming in exchange for each station’s commitment to air the programming at specified times and for commercial announcement time during programming.  The amount and quality of programming provided by each network varies.

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

Some of our officers, directors and majority shareholders own stock or partnership interests in businesses that engage in television broadcasting, do business with us or otherwise do business that conflicts with our interests.  They may transact some business with us upon approval by the independent members of our Board of Directors even if there is a conflict of interest or they may engage in business competitive to our business and those transactions may benefit the officers, directors or majority shareholders to the detriment of our securityholders.  David D. Smith, Frederick G. Smith, and J. Duncan Smith are each an officer and director of Sinclair and Robert E. Smith is a director of Sinclair.  Together, the Smiths hold shares of our common stock that control the outcome of most matters submitted to a vote of shareholders.  The Smiths own a controlling interest in a television station which we program pursuant to an LMA.  The Smiths also own businesses that lease real property and tower space to us and engage in other transactions with us.  David D. Smith, Frederick G. Smith, J. Duncan Smith, Robert E. Smith and David B. Amy, our Executive Vice President and Chief Financial Officer, together own less than 2.8% of Allegiance Capital Limited Partnership, a limited partnership in which we hold a 96.7% interest.  Also, David D. Smith, Frederick G. Smith, J. Duncan Smith and Robert E. Smith together own less than 1.0% of the stock of G1440, a company of which we own approximately 94.0% and David D. Smith owns less than 0.1% of Acrodyne Communications, Inc., a company of which we own approximately 82.3%.  We can give no assurance that these transactions or any transactions that we may enter into in the future with our officers, directors or majority shareholders, have been, or will be, negotiated on terms as favorable to us as we would obtain from unrelated parties.

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

Circumstances may occur in which the interests of the Smiths, as the controlling security holders, could be in conflict with the interests of other securityholders and the Smiths would have the ability to cause us to take actions in their interest.  In addition, the Smiths could pursue acquisitions, divestitures or other transactions that, in their judgment, could enhance their equity investment, even though such transactions might involve risks to our other securityholders.  (See Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters and Item 13. Certain Relationships and Related Transactions, which will be included as part of our Proxy Statement for our 2008 Annual Meeting.)

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

In June 2003, the FCC adopted new multiple ownership rules.  In July 2004, the Court of Appeals for the Third Circuit issued a decision which upheld a portion of such rules and remanded the matter to the FCC for further justification of the rules.  The court also issued a stay of the 2003 rules pending the remand.  Several parties, including us, filed petitions with the Supreme Court of the United States seeking review of the Third Circuit decision, but the Supreme Court denied the petitions in June 2005.  In July 2006, as part of the FCC’s statutorily required quadrennial review of its media ownership rules, the FCC released a Further Notice of Proposed Rule Making seeking comment on how to address the issues raised by the Third Circuit’s decision, among other things, remanding the local television ownership rule.  In January 2008, the FCC released an order containing its current ownership rules, which re-adopted its 1999 local television ownership rule.  On February 8, 2008, we filed a petition with the U.S. Court of Appeals for the D.C. Circuit requesting that the Court direct the FCC to cease its use of the 1999 local television ownership rule that it re-adopted as the permanent rule in 2008.  We cannot predict the outcome of that proceeding, which could significantly impact our business.

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

Because the effective date of the 2003 ownership rules has been stayed and, in connection with the adoption of those rules, the FCC concluded the old rules could not be justified as necessary to the public interest, we have taken the position that an issue exists regarding whether the FCC has any current legal right to enforce any rules prohibiting the acquisition of television stations.  The FCC, however, dismissed our applications to acquire certain LMA stations.  On November 15, 1999, we entered into a plan and agreement of merger to acquire through merger WMYA-TV (formerly WBSC-TV) in Anderson, South Carolina from Cunningham Broadcasting Corporation (Cunningham), but that transaction was denied by the FCC.  In light of the change in the 2003 ownership rules, we have filed a petition for reconsideration with the FCC and amended our application to acquire the license of WMYA-TV.  We also filed applications in November 2003 to acquire the license assets of the remaining five Cunningham stations: WRGT-TV, Dayton, Ohio; WTAT-TV, Charleston, South Carolina; WVAH-TV, Charleston, West Virginia; WNUV-TV, Baltimore, Maryland; and WTTE-TV, Columbus, Ohio.  Rainbow/PUSH filed a petition to deny these five applications and to revoke all of our licenses.  The FCC dismissed our applications in light of the stay of the 2003 rules and also denied the Rainbow/PUSH petition.  Rainbow/PUSH filed a petition for reconsideration of that denial and we filed an application for review of the dismissal, which may be impacted by the remand of the FCC’s 2003 ownership rules.  In 2005, we filed a petition with the U. S. Court of Appeals for the D. C. Circuit requesting that the Court direct the FCC to take final action on our applications, but that petition was dismissed.  On January 6, 2006, we submitted a motion to the FCC requesting that it take final action on our applications and that request is pending.  On February 8, 2008, we filed a petition with the U.S. Court of Appeals for the D.C. Circuit requesting that the Court direct the FCC to act on our assignment applications and to cease its use of the 1999 local television ownership rule that it re-adopted as the permanent rule in 2008.  The applications and the associated petition to deny are still pending.  We believe the Rainbow/PUSH petition is without merit.

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

Use of outsourcing agreements

In addition to our LMAs, we have entered into four (and may seek opportunities for additional) outsourcing agreements in which our stations provide or are provided various non-programming related services such as sales, operational and managerial services to or by other stations.  Pursuant to these agreements, one of our stations in Nashville, Tennessee and Cedar Rapids, Iowa currently provides services to another station in the market and another party provides services to our stations in Peoria/Bloomington, Illinois and Rochester, New York.  We believe this structure allows stations to achieve operational efficiencies and economies of scale, which should otherwise improve broadcast cash flow and competitive positions.  While television joint sales agreements (JSAs) are not currently attributable, on August 2, 2004, the FCC released a notice of proposed rulemaking seeking comments on its tentative conclusion that television joint sales agreements should be attributable.  We cannot predict the outcome of this proceeding, nor can we predict how any changes, together with possible changes to the ownership rules, would apply to our existing outsourcing agreements.

Failure of owner/licensee to exercise control

The FCC requires the owner/licensee of a station to maintain independent control over the programming and operations of the station.  As a result, the owners/licensees of those stations with which we have LMAs or outsourcing agreements can exert their control in ways that may be counter to our interests, including the right to preempt or terminate programming in certain instances.  The preemption and termination rights cause some uncertainty as to whether we will be able to air all of the programming that we have purchased under our LMAs and therefore, uncertainty about the advertising revenue that we will receive from such programming.  In addition, if the FCC determines that the owner/licensee is not exercising sufficient control, it may penalize the owner licensee by a fine, revocation of the license for the station or a denial of the renewal of that license.  Any one of these scenarios might result in a reduction of our cash flow and an increase in our operating costs or margins, especially the revocation of or denial of renewal of a license.  In addition, penalties might also affect our qualifications to hold FCC licenses, putting our own licenses at risk.

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

New Technology and the subdivision of markets

Cable providers, direct broadcast satellite companies and telecommunication companies are developing new technology that allows them to transmit more channels on their existing equipment to highly targeted audiences, reducing the cost of creating channels and potentially leading to the division of the television industry into ever more specialized niche markets.  Competitors who target programming to such sharply defined markets may gain an advantage over us for television advertising revenues.  The decreased cost of creating channels may also encourage new competitors to enter our markets and compete with us for advertising revenue.  In addition, emerging technologies that will allow viewers to digitally record, store and play back television programming may decrease viewership of commercials as recorded by media measurement services such as Neilsen Media Research and, as a result, lower our advertising revenues.  The broadcast and advertising industries have agreed on a ratings standard that includes live viewing plus viewers who watch a program within 72 hours of its original appearance.

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

We could be adversely affected by labor disputes and other union activity.

The cost of producing and distributing entertainment programming has increased substantially in recent years due to, among other things, the increasing demands of creative talent and industry-wide collective bargaining agreements.  Although we generally purchase programming content from others rather than produce it ourselves, our program suppliers engage the services of writers, directors, actors and on-air and other talent, trade employees and others, some of whom are subject to these collective bargaining agreements.  If our program suppliers are unable to renew expiring collective bargaining agreements, it is possible that the affected unions could take action in the form of strikes or work stoppages, as exemplified by the recently concluded Writers’ Guild of America strike.  Failure to renew these agreements, higher costs in connection with these agreements or a significant labor dispute could adversely affect our business by causing delays in production that lead to declining viewers, and reductions in the profit margins of our programming and the amounts we can charge advertisers for time.

The commencement of the Iraq War resulted in a decline in advertising revenues and negatively impacted our operating results.  Future conflicts may have a similar effect.

The commencement of the war in Iraq in 2002 resulted in a reduction of advertising revenues as a result of uninterrupted news coverage and general economic uncertainty.  During the first quarter of 2003, we experienced $2.2 million in advertiser cancellations and preemptions, which resulted in lower earnings than we would have experienced without this disruption.  If the United States becomes engaged in similar conflicts in the future, there may be a similar adverse effect on our results of operations.

Unrelated third parties may claim that we infringe on their rights based on the nature and content of information posted on websites maintained by us.

We host internet services that enable individuals to exchange information, generate content, comment on our content, and engage in various online activities.  The law relating to the liability of providers of these online services for activities of their users is currently unsettled both within the United States and internationally.  While we monitor postings to such websites, claims may be brought against us for defamation, negligence, copyright or trademark infringement, unlawful activity, tort, including personal injury, fraud, or other theories based on the nature and content of information that may be posted online or generated by our users.  Our defense of such actions could be costly and involve significant time and attention of our management and other resources.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.

PROPERTIES

Generally, each of our stations has facilities consisting of offices, studios and tower sites.  Transmitter and tower sites are located to provide maximum signal coverage of our stations’ markets.  We believe that all of our properties, both owned and leased, are generally in good operating condition, subject to normal wear and tear and are suitable and adequate for our current business operations.  The following is a summary of our principal owned and leased real properties.  All properties that are owned are included in the broadcast segment.  All properties that are leased with the exception of our corporate headquarters are also included in the broadcast segment.  Approximately 74,000 square feet of the leased office and studio building below related to our corporate facilities.  We believe that no one property represents a material amount of the total properties owned or leased.  See Item 1. Business, for a listing of our station locations.

	OWNED	LEASED
Office and Studio Buildings	502,134 square feet	415,832 square feet
Office and Studio Land	161 acres	4 acres
Transmitter Building Sites	83,526 square feet	74,992 square feet
Transmitter and Tower Land	1,130 acres	1,437 acres

ITEM 3.	LEGAL PROCEEDINGS

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

No matters were submitted to a vote of our shareholders during the fourth quarter of 2007.

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

2007	High	Low
First Quarter	$15.65	$10.73
Second Quarter	$17.50	$14.15
Third Quarter	$15.07	$11.44
Fourth Quarter	$13.18	$8.21

2006	High	Low
First Quarter	$9.56	$7.19
Second Quarter	$8.75	$7.70
Third Quarter	$8.68	$7.51
Fourth Quarter	$10.91	$7.76

As of February 21, 2008, there were approximately 86 shareholders of record of our common stock.  This number does not include beneficial owners holding shares through nominee names.

On February 5, 2008, our Board of Directors renewed its authorization to repurchase up to $150.0 million of the Class A Common Stock on the open market or through private transactions.  We did not repurchase any Class A Common Stock during 2007.

Dividend Policy

Future dividends on our common shares, if any, will be at the discretion of our Board of Directors and will depend on several factors including our results of operations, cash requirements and surplus, financial condition, covenant restrictions and other factors that the Board of Directors may deem relevant.  Our Bank Credit Agreement and some of our subordinated debt instruments have general restrictions on the amount of dividends that may be paid.  Under the indentures governing our 8.0% Senior Subordinated Notes, due 2012, we are restricted from paying dividends on our common stock unless certain specified conditions are satisfied, including that:

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

Our current dividend of 20 cents per share per quarter is not in excess of any applicable restrictions or conditions contained within the indentures of our various senior subordinated notes and our Bank Credit Agreement.  We expect to continue to pay a dividend in the foreseeable future.

During 2007, the Board of Directors voted to increase the dividend twice.  On February 14, 2007, we announced that our Board of Directors approved an increase to our annual dividend to 60 cents per share from 50 cents per share.  On October 31, 2007, we announced that our Board of Directors approved an increase to our annual dividend to 70 cents per share from 60 cents per share.  We began paying this dividend rate in the first quarter 2008.  On February 6, 2008, we announced that our Board of Directors approved an increase to our annual dividend to 80 cents per share from 70 cents per share.  We intend to declare dividend distributions in each future quarter.  The 2007 and 2006 dividends declared were as follows:

For the quarter ended	Quarterly Dividend Per Share	Annual Dividend Per Share	Date dividends were paid
March 31, 2007	$0.150	$0.600	April 13, 2007
June 30, 2007	$0.150	$0.600	July 12, 2007
September 30, 2007	$0.150	$0.600	October 12, 2007
December 31, 2007	$0.175	$0.700	January 14, 2008

For the quarter ended	Quarterly Dividend Per Share	Annual Dividend Per Share	Date dividends were paid
March 31, 2006	$0.100	$0.400	April 13, 2006
June 30, 2006	$0.100	$0.400	July 13, 2006
September 30, 2006	$0.125	$0.500	October 12, 2006
December 31, 2006	$0.125	$0.500	January 12, 2007

Convertible Note Repurchases

 On January 22, 2007, we used the proceeds from our $225.0 million Term Loan A-1 along with $59.4 million of cash on hand and additional borrowings of $23.0 million under our Revolving Credit Facility to redeem the aggregate principal amount of our $307.4 million 8.75% Senior Subordinated Notes, due 2011 (the 8.75% Notes).  The redemption was effected in accordance with the terms of the indenture governing the 8.75% Notes at a redemption price of 104.375% of the principal amount of the 8.75% Notes plus accrued and unpaid interest.

On June 11, 2007 and June 18, 2007, we partially redeemed $300.0 million and $45.0 million, respectively, of our existing 8.0% Senior Subordinated Notes, due 2012 (the 8.0% Notes) at a redemption price of 104% of the principal amount of the 8.0% Notes plus accrued and unpaid interest with net proceeds from the offering of the 3.0% Convertible Senior Notes, due 2027 (the 3.0% Notes) and cash on hand.

In addition to the partial redemption noted above, during 2007 we repurchased, in the open market, $9.9 million face value of the 8.0% Notes.  During January 2008, we repurchased, in the open market, $6.9 million face value of the 8.0% Notes.

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data for the years ended December 31, 2007, 2006, 2005, 2004 and 2003 have been derived from our audited consolidated financial statements.  The consolidated financial statements for the years ended December 31, 2007, 2006 and 2005 are included elsewhere in this report.

The information below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements included elsewhere in this report.

STATEMENTS OF OPERATIONS DATA

(In thousands, except per share data)

	Years Ended December 31,
	2007	2006	2005	2004	2003
Statements of Operations Data:
Net broadcast revenues (a)	$622,643	$627,075	$606,450	$625,303	$601,299
Revenues realized from station barter arrangements	61,790	54,537	54,908	57,713	58,733
Other operating divisions’ revenues	33,667	24,610	22,597	13,054	14,568
Total revenues	718,100	706,222	683,955	696,070	674,600

Station production expenses	148,707	144,236	149,033	151,783	145,604
Station selling, general and administrative expenses	140,026	137,995	135,870	143,357	127,930
Expenses recognized from station barter arrangements	55,662	49,358	50,334	53,258	53,993
Depreciation and amortization (b)	157,178	153,399	136,916	154,212	159,045
Other operating divisions’ expenses	33,023	24,193	20,944	14,932	16,375
Corporate general and administrative expenses	24,334	22,795	21,220	21,496	19,745
Impairment of intangibles	—	15,589	—	—	—
Operating income	159,170	158,657	169,638	157,032	151,908

Interest expense and amortization of debt discount and deferred financing cost	(95,866)	(115,217)	(120,002)	(120,400)	(121,165)
Subsidiary trust minority interest expense (c)	—	—	—	—	(11,246)
Interest income	2,228	2,008	650	191	560
(Loss) gain from sale of assets	(21)	143	(80)	(44)	(448)
Loss from extinguishment of debt	(30,716)	(904)	(1,937)	(2,453)	(15,187)
Gain from derivative instrument	2,592	2,907	21,778	29,388	17,354
Income (loss) from equity and cost investees	601	6,338	(1,426)	1,100	1,193
Gain on insurance settlement	—	—	1,193	3,341	—
Other income	1,227	1,159	721	894	1,189
Income from continuing operations before income taxes	39,215	55,091	70,535	69,049	24,158
Income tax provision	(18,800)	(6,589)	(36,027)	(27,959)	(9,780)
Net income from continuing operations	20,415	48,502	34,508	41,090	14,378

Discontinued operations:
Income (loss) from discontinued operations, net of related income taxes	1,219	3,701	5,400	(17,068)	10,014
Gain on sale of discontinued operations, net of related income taxes	1,065	1,774	146,024	—	—
Net income	$22,699	$53,977	$185,932	$24,022	$24,392
Net income available to common shareholders	$22,699	$53,977	$207,129	$13,842	$14,042

	Years Ended December 31,
	2007	2006	2005	2004	2003
Per Common Share Data:
Basic and diluted earnings per share from continuing operations	$0.23	$0.57	$0.65	$0.36	$0.05
Basic and diluted earnings (loss) per share from discontinued operations	$0.03	$0.06	$1.77	$(0.20)	$0.12
Basic and diluted earnings per share	$0.26	$0.63	$2.43	$0.16	$0.16
Dividends declared per share	$0.625	$0.450	$0.030	$0.075	$—

Balance Sheet Data:
Cash and cash equivalents	$20,980	$67,408	$9,655	$10,491	$28,730
Total assets	$2,224,655	$2,271,580	$2,280,641	$2,465,663	$2,567,106
Total debt (d)	$1,344,349	$1,413,623	$1,450,738	$1,639,615	$1,729,921
Total shareholders’ equity	$252,774	$266,645	$249,722	$226,551	$229,005

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

(d)         “Total debt” is defined as notes payable, capital leases and commercial bank financing, including the current and long-term portions.  Total debt does not include our preferred stock, in applicable years related balances were outstanding including 2004 and 2003.

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

Executive Overview — a description of our business, financial highlights from 2007, information about industry trends and sources of revenues and operating costs;

Critical Accounting Policies and Estimates — a discussion of the accounting policies that are most important in understanding the assumptions and judgments incorporated in the consolidated financial statements and a summary of recent accounting pronouncements;

Results of Operations — a summary of the components of our revenues by category and by network affiliation, a summary of other operating data and an analysis of our revenues and expenses for 2007, 2006 and 2005, including comparisons between years and expectations for 2008; and

Liquidity and Capital Resources — a discussion of our primary sources of liquidity, an analysis of our cash flows from or used in operating activities, investing activities and financing activities, a discussion of our dividend policy and a summary of our contractual cash obligations and off-balance sheet arrangements.

EXECUTIVE OVERVIEW

We believe that we are one of the largest and most diversified television broadcasting companies in the United States.  We currently own, provide programming and operating services pursuant to local marketing agreements (LMAs) or provide, or are provided, sales services pursuant to outsourcing agreements to 58 television stations in 35 markets.  For the purpose of this report, these 58 stations are referred to as “our” stations.

We believe that owning duopolies and operating stations under LMAs or providing sales and related services under outsourcing agreements enables us to accomplish two very important strategic business objectives: increasing our share of revenues available in each market and operating television stations more efficiently by minimizing costs.  We constantly monitor revenue share and cost efficiencies and we aggressively pursue opportunities to improve both by using new technology and by sharing best practices among our station groups.

Sinclair Television Group, Inc. (STG), a wholly owned subsidiary of Sinclair Broadcast Group, Inc. (SBG), is the primary obligor under our existing Bank Credit Agreement, as amended and the 8.0% Senior Subordinated Notes, due 2012.  Our Class A Common Stock, Class B Common Stock, the 6.0% Convertible Debentures, due 2012, the 4.875% Convertible Senior Notes, due 2018 and the 3.0% Convertible Senior Notes, due 2027 remain obligations or securities of SBG and are not obligations or securities of STG.

2007 Highlights

•                  In January 2007, we entered into a three-year retransmission consent agreement with Time Warner Cable for the carriage of the analog and digital signals of 35 stations in 22 markets, representing approximately 6.0 million of Time Warner’s subscribers;

•                  In January 2007, we redeemed in full, our 8.75% Senior Subordinated Notes, due 2011, which resulted in a $15.7 million loss on extinguishment of debt;

•                  In February 2007, we entered into a three-year retransmission consent agreement with Mediacom Communications Corporation for the carriage of the analog and digital signals of 24 stations in 16 markets, representing approximately 0.7 million of Mediacom’s subscribers;

•                  In March 2007, we entered into a four-year renewal of our retransmission consent agreement with Comcast Corporation for the carriage of the analog and digital signals of 37 stations in 23 markets, representing approximately 3.4 million of Comcast’s cable subscribers;

•                  In April 2007, we entered into a retransmission consent agreement with Charter Communications, Inc. for the carriage of the analog and digital signals of 28 stations in 19 markets, representing approximately 1.9 million subscribers;

•                  In April 2007, our FOX affiliate, KOKH-TV in Oklahoma City, Oklahoma expanded its Monday through Friday news offering through the addition of a three-hour morning newscast;

•                  In April 2007, we joined the Open Mobile Video Coalition, a voluntary association of television broadcasters whose mission it is to accelerate the development of mobile digital broadcast television;

•                  In May 2007, we acquired Triangle Sign & Service, Inc., a Baltimore-based company whose primary business is to design and fabricate commercial signs for retailers, sports complexes and other commercial businesses for $15.9 million, net of cash acquired;

•                  In May 2007, we completed an offering of $345.0 million aggregate principal amount of 3.0% Convertible Senior Notes, due 2027, and used the proceeds to partially redeem our 8.0% Senior Subordinated Notes, due 2012 generating a $15.0 million loss on extinguishment of debt;

•                  In June 2007, we entered into a retransmission consent agreement with COX Communications, Inc. for the carriage of the analog and digital signals of nine stations in six markets, representing approximately 1.3 million subscribers;

•                  In July 2007, we acquired FBP Holding Company, LLC (FBP Holding), which holds an investment in a commercial warehouse property located in Baltimore, Maryland, for $8.3 million including $7.1 million in the assumption of debt.  Debt assumed in conjunction with this acquisition is non-recourse to us;

•                  In July 2007, we entered into an agreement to sell the assets of WGGB-TV in Springfield, Massachusetts, including the FCC license to an unrelated third party for $21.2 million in cash.  The sale closed on November 1, 2007;

•                  In September 2007, we acquired Bagby Investors, LLC (Bagby), which holds an investment in a commercial office building in Baltimore, Maryland, for $16.9 million, net of cash acquired;

•                  In September 2007, we entered into a news share agreement in which WFLA-TV will produce a newscast to air on WTTA, bringing more local news coverage to the Tampa Bay area;

•                  In November 2007, we entered into agreements with CBS for the renewal of our two CBS television station affiliations.  The agreements, which cover WGME-TV in Portland, Maine and KGAN-TV in Cedar Rapids, Iowa, have five-year terms that terminate on December 31, 2012;

•                  In November 2007, we acquired Alarm Funding, a regional security alarm operating and bulk acquisitions company for $4.9 million, net of cash acquired;

•                  In December 2007, we expanded the news on WEAR-TV in Pensacola, Florida by adding a one-hour, four p.m. news program;

•                  During 2007, we invested $17.0 million in various real estate ventures including developmental land and apartment and shopping complexes;

•                  We increased our quarterly dividend rate from 12.5 cents per share to 15 cents per share beginning with the March 2007 dividend payment.  The quarterly dividend rate per share increased again to 17.5 cents per share on October 31, 2007;

•                  Our retransmission consent agreements, including the advertising component, generated $58.9 million in total net broadcast revenues during the year ended December 31, 2007 compared to $25.1 million during the same period in 2006;

•                  Excluding political, local revenues increased 2.6% and national revenues decreased 4.6% during the year ended December 31, 2007 versus the same period in 2006;

•                  In 2007, interest expense decreased 16.8%, primarily due to the full redemption of our 8.75% Notes and the partial redemption of our 8.0% Notes during 2007; and

•                  Market share survey results reflect that our stations’ share of the television advertising market in 2007 increased to 17.4%, from 16.8% in 2006.

Other Highlights

•                  In January 2008, we repurchased in the open market $6.9 million face value of our 8.0% Senior Subordinated Notes, due 2012;

•                  On February 1, 2008, we purchased the non-license assets of KFXA-TV in Cedar Rapids, Iowa for $17.1 million in cash and the right to purchase licensed assets, pending FCC approval, for $1.9 million.  Our CBS affiliate, KGAN-TV in Cedar Rapids, Iowa, will provide sales and other non-programming related services to KFXA-TV pursuant to a joint sales agreement;

•                  In February 2008, we increased our quarterly dividend rate to 20 cents per share; and

•                  In 2008, we have invested $4.5 million primarily in developmental land and $3.0 million in the Patriot Capital II fund, which provides financing to small businesses.

Industry Trends

•                  Political advertising increases in even-numbered years, such as 2006, due to the advertising expenditures from candidates running in local and national elections.  In every fourth year, such as 2008, political advertising is elevated further due to the presidential election;

•                  The Federal Communications Commission (FCC) has mandated that beginning February 17, 2009, all broadcast television stations must broadcast using only a digital signal and will no longer be able to broadcast using an analog signal;

•                  The FCC has permitted broadcast television stations to use their digital spectrum for a wide variety of services including multi-channel broadcasts.  The FCC “must carry” rules only apply to a station’s primary digital stream;

•                  A number of other broadcasters, including Sinclair, have joined together in what is known as the Open Mobile Video Coalition to promote the development of mobile digital broadcasting applications.  We believe there is potential for broadcasters to garner payment for retransmission of their signals to mobile devices;

•                  Retransmission consent rules provide a mechanism for broadcasters to seek payment from multi-channel video programming distributors (MVPDs) who carry broadcasters’ signals.  Recognition of the value provided by broadcasters, including digital and high definition signals and popular network programming, in addition to increased competition among video delivery providers, has generated a sustainable, annual payment stream which we expect to continue to grow;

•                  Automotive-related advertising is a significant portion of our total net revenues in all periods presented and these revenues have been trending downward in recent years;

•                  Many broadcasters are enhancing/upgrading their websites to use the internet to deliver rich media content, such as newscasts and weather updates, to attract advertisers;

•                  Seasonal advertising increases in the second and fourth quarters due to the advertising expenditures related to the anticipation of certain seasonal and holiday spending by consumers;

•                  Advertising revenue related to the Olympics occurs in even numbered years and the Super Bowl is aired on a different network each year.  Both of these popularly viewed events can have an impact on our advertising revenues; and

•                  Compensation from networks to their affiliates in exchange for broadcasting of network programming has significantly declined in recent years and may be eliminated in the future in lieu of alternative network and affiliate relationships.

Sources of Revenues and Costs

Most of our revenues are generated from the transactional “spot” market rather than the traditional “up front” and “scatter” markets that networks access. These operating revenues are derived from local and national advertisers and, to a much lesser extent, from political advertisers.  During 2007, we began to generate significant new revenues from our retransmission consent agreements.  These agreements have helped to produce a new, viable revenue stream that has replaced the steady decline in revenues from television network compensation while also significantly exceeding such previous sources of revenue.  While we expect revenues from our retransmission consent agreements to continue to grow over the next fiscal year and beyond, we do not expect the revenues to significantly increase, such as the increase from 2006 to 2007, since most of our significant MVPDs are now under contract.  However, as contracts expire we expect to negotiate favorable terms to grow our revenue stream.  In addition, most contracts contain automatic annual fee escalators.  Our revenues from local advertisers have continued to trend upward and revenues from national advertisers have continued to trend downward when measured as a percentage of total broadcast revenues.  We believe this trend is the result of our focus on increasing local advertising revenues as a percentage of total advertising revenues, combined with a decrease in overall spending by national advertisers and an increase in the number of competitive media outlets providing national advertisers multiple alternatives in which to advertise their goods or services.  Our efforts to mitigate the effect of these increasingly competitive media outlets for national advertisers include continuing our efforts to increase local revenues and developing innovative sales and marketing strategies to sell traditional and non-traditional services to our advertisers.

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

Allowance for Doubtful Accounts.  We maintain an allowance for doubtful accounts for estimated losses resulting from extending credit to our customers that are unable to make required payments.  If the economy and/or the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  For example, a 10% increase of the balance of our allowance for doubtful accounts as of December 31, 2007, would reduce net income available to common shareholders by approximately $0.4 million.

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

We have determined our broadcast licenses to be indefinite-lived intangible assets under Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets, which requires such assets to be tested for impairment on an annual basis along with our goodwill.  We test our broadcast licenses and goodwill by estimating the fair market value of the broadcast licenses, or the net assets for each of our markets in the case of goodwill, using a combination of quoted market prices, observed earnings multiples paid for comparable television stations, discounted cash flow models and appraisals.  We then compare the estimated fair market value to the book value of these assets to determine if an impairment exists.  Our discounted cash flow model is based on our judgment of future market conditions within each designated marketing area, as well as discount rates that would be used by market participants in an arms-length transaction.  Future events could cause us to conclude that market conditions have declined or discount rates have increased to the extent that our broadcast licenses and/or goodwill could be impaired.  Any resulting impairment loss could have a material adverse impact on our consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows.

Income Taxes.  We recognize deferred tax assets and liabilities based on the differences between the financial statements carrying amounts and the tax bases of assets and liabilities.  We provide a valuation allowance for deferred tax assets relating to various federal and state net operating losses (NOL) that are carried forward.  As of December 31, 2007, valuation allowances have been provided for a substantial amount of our available federal and state NOLs.  We evaluate the need and extent of a valuation allowance based on the expected timing of the reversals of existing temporary book/tax differences, alternative tax strategies and projected future taxable income.  If we are unable to generate sufficient taxable income, if there is a material change in our projected taxable income, or if there is a change in our ability to use NOL carryforwards due to changes in federal and state laws, we will make any necessary adjustments to the valuation allowance.  Management periodically performs a comprehensive review of our tax positions and accrues amounts for tax contingencies.  Based on these reviews, the status of ongoing audits and the expiration of applicable statute of limitations, accruals are adjusted as necessary in accordance with the recognition provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

Restructuring Costs

During the year ended December 31, 2006, we incurred costs in our broadcast segment associated with restructuring the news operations at certain of our stations.  Specifically, on or before March 31, 2006, we ceased our locally-produced news broadcasts in nine of our markets and, consequently, let go our news employees and cancelled our news-related contracts.  We recorded restructuring charges in station production expenses.  As of December 31, 2007, there was no remaining unpaid balance related to the restructuring plan.

Recent Accounting Pronouncements

In February 2007, the Financial Standards Accounting Board (FASB) issued Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (SFAS 159).  The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates.  Unrealized gains and losses on items for which the fair value option has been elected are to be reported in earnings at each subsequent reporting date.  This Statement is effective for our fiscal year beginning January 1, 2008.  We currently have no plans to apply the option provisions of SFAS 159 to our consolidated financial statements.

In May 2007, the FASB issued FASB Staff Position (FSP) FIN 48-1, Definition of ‘Settlement’ in FASB Interpretation No. 48.  This FSP amends FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.  The guidance in this FSP should be applied by companies upon the initial adoption of FIN 48.  We adopted FIN 48 in 2007, see Note 10. Income Taxes for more information.  This FSP and FIN 48 did not have a material impact on our consolidated financial statements.

In June 2007, the Emerging Issues Task Force (EITF) issued the consensus on Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.  The provisions require companies to recognize the tax benefits of dividends on unvested share-based payments in equity and reclassify the tax benefits from additional paid-in capital to the income statement when the related award is forfeited.  The provisions are effective prospectively starting January 1, 2008.  The impact of this issue will not have a material effect to our consolidated financial statements.

In July 2007, the FASB issued FSP, APB 14-a, an interpretation of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.  This proposed FSP provides clarification on the accounting for convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement.  If issued, the guidance could significantly impact the accounting for instruments commonly referred to as Instrument C, which is structured so that upon conversion, the principal amount of the obligation is paid in cash and the conversion spread is settled in cash or shares.  This proposed FSP would require the issuer to bifurcate a component of the debt and classify that component in shareholder’s equity, then accrete the resulting discount on the debt resulting in interest expense equal to the issuer’s nonconvertible debt borrowing rate.  The expected effective date is for fiscal years beginning after January 1, 2009 and is required to be retroactively applied.  Such a change in the accounting for convertible debt securities could have a material impact on our consolidated financial statements.

In November 2007, the FASB issued FSP FAS 142-f, Goodwill and Other Intangible Assets.  This proposed FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of an intangible asset under FASB Statement No. 142, Goodwill and Other Intangibles (FAS 142).  The FSP aims to improve the consistency between the useful life of an intangible asset as determined under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141, Business Combinations, and other applicable accounting literature.  As a result of this FSP, entities generally will be able to align the assumptions used for valuing an intangible asset with those used to determine its useful life. This FSP will be effective for financial statements issued for fiscal years beginning after June 15, 2008 and interim periods within those fiscal years.  We are currently evaluating the effect of this statement on our consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standard No 141 (revised 2007), Business Combinations (FAS 141(R)).  FAS 141(R) requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions.  In addition to new disclosure requirements, FAS 141(R) also makes the following significant changes: acquisition costs are expensed as incurred, noncontrolling interests are valued at fair value at the acquisition date, acquired contingencies are recorded at fair value at the acquisition date and subsequently re-measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies, in-process research and development costs are recorded at fair value as an indefinite-lived intangible asset at the acquisition date, restructuring costs are expensed subsequent to the acquisition date and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally affect income tax expense.  This statement is effective for business combinations in which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and early adoption is prohibited.  We are currently evaluating the effect of this statement on our consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standard No.  160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51 (FAS 160).  This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity.  The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement.  Changes in a parent’s ownership interest that result in deconsolidation of a subsidiary will result in the recognition of a gain or loss in net income when the subsidiary is deconsolidated.  FAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.  The statement is effective for fiscals years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  We are currently evaluating the effect of this statement on our consolidated financial statements.

In February 2008, the FASB issued FSP FAS 157-1 and FSP FAS 157-2, Fair Value Measurements.  FSP FAS 157-1 amends FASB Statement No. 157, Fair Value Measurements (FAS 157) to exclude FASB Statement No. 13, Accounting for Leases (FAS 13), and its related interpretive accounting pronouncements that address leasing transactions.  The FASB decided to exclude leasing transactions covered by FAS 13 (except those arising from a business combination) in order to allow it to more broadly consider the use of fair value measurements for these transactions as part of its project to comprehensively reconsider the accounting for leasing transactions.  FAS 157-2 delays the effective date of FAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.   The FSP states that the application of FAS 157 for non-financial assets and non-financial liabilities will be delayed until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.  FAS 157 was issued in September 2006 and defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This standard is effective for the year ended December 31, 2008.  The application of FAS 157 will not have a material impact on our consolidated financial statements.

RESULTS OF OPERATIONS

In general, this discussion is related to the results of our continuing operations, except for discussions regarding our cash flows (which also include the results of our discontinued operations).  Unless otherwise indicated, references in this discussion to 2007, 2006 and 2005 are to our fiscal years ended December 31, 2007, 2006 and 2005, respectively.  Additionally, any references to the first, second, third or fourth quarters are to the three months ended March 31, June 30, September 30 and December 31, respectively, for the year being discussed.

Broadcast Revenues

Set forth below are the principal types of broadcast revenues from continuing operations received by our stations for the periods indicated and the percentage contribution of each type to our total gross broadcast revenues (in millions):

	Years Ended December 31,
	2007		2006		2005
Local/regional advertising (a)	$421.3	59.3%	$410.8	57.0%	$407.3	58.5%
National advertising	218.9	30.8%	229.5	31.9%	248.9	35.7%
Political advertising	5.8	0.8%	36.6	5.1%	2.4	0.3%
Network compensation	6.5	0.9%	9.4	1.3%	13.2	1.9%
Retransmission consent	44.4	6.3%	20.4	2.8%	15.1	2.2%
Other station revenues	13.5	1.9%	13.5	1.9%	10.0	1.4%
Gross broadcast revenues	710.4	100.0%	720.2	100.0%	696.9	100.0%
Less: agency commissions	(87.8)		(93.1)		(90.4)
Net broadcast revenues	622.6		627.1		606.5
Revenues realized from station barter arrangements	61.8		54.5		54.9
Other operating divisions’ revenues	33.7		24.6		22.6
Total revenues	$718.1		$706.2		$684.0

(a)          In 2007, 2006 and 2005, $14.5 million, $4.7 million and $3.4 million, respectively, in revenues generated from our retransmission consent agreements are categorized as local/regional advertising rather than as retransmission consent revenues pursuant to EITF 00-21.

Our primary types of programming and their approximate percentages of 2007 net broadcast revenues from continuing operations were syndicated programming (40.2%), network programming (21.1%), news (14.7%), direct advertising programming (8.1%), sports programming (5.6%). Additionally, other types of revenue and their approximate percentages of 2007 net broadcast revenues from continuing operations were retransmission consent (7.1%), network compensation (1.0%) and other (2.2%).

The following table presents our time sales revenue from continuing operations, net of agency commissions, by network affiliates for the past three years (in millions):

		Percent of
	# of	Sales	Net Time Sales (a)			Percent Change
	Stations	2007	2007	2006 (b)	2005	‘07 vs. ‘06	‘06 vs. ‘05
FOX (c)	20	43.5%	$243.0	$235.3	$230.4	3.3%	2.1%
MyNetworkTV(d)	17	18.4%	102.9	120.8	123.0	(14.8%)	(1.8%)
ABC (c)	9	21.7%	120.7	136.1	122.9	(11.3%)	10.7%
The CW (d)	9	13.6%	76.0	76.6	77.7	(0.8%)	(1.4%)
CBS	2	2.0%	11.3	10.5	10.7	7.6%	(1.9%)
NBC	1	0.7%	3.6	4.3	3.5	(16.3%)	22.9%
Digital (e)	4	0.1%	0.7	0.4	—	75.0%	100.0%
Total	62		$558.2	$584.0	$568.2

(a)          During 2006 and 2005, several of our stations switched affiliations.  We have reclassified the revenue for those stations in prior years for comparability.

(b)         2006 includes significantly more political revenue than 2007 and 2005.

(c)          During 2005, we entered into an agreement to sell our FOX station in Tri-Cities, Tennessee.  During 2007, we entered into an agreement to sell our ABC station in Springfield, Massachusetts.  The time sales from these stations are not included in this table because they are accounted for as time sales from discontinued operations.

(d)         In September 2006, our composition of network affiliates changed as a result of our agreement to air MyNetworkTV programming and the merger of UPN and The WB into a network called The CW.  Refer to Item 1. Markets and Stations table for additional information.

(e)          Some of our television stations are broadcasting a second digital signal as permitted by FCC rules.

Operating Data

The following table sets forth certain of our operating data from continuing operations for the years ended December 31, 2007, 2006 and 2005 (in millions).  For definitions of terms, see the footnotes to the table in Item 6. Selected Financial Data.

	Years Ended December 31,
	2007	2006	2005
Net broadcast revenues	$622.6	$627.1	$606.5
Revenues realized from station barter arrangements	61.8	54.5	54.9
Other operating divisions’ revenues	33.7	24.6	22.6
Total revenues	718.1	706.2	684.0
Station production expenses	148.7	144.2	149.0
Station selling, general and administrative expenses	140.0	138.0	135.9
Expenses recognized from station barter arrangements	55.7	49.4	50.5
Depreciation and amortization	157.2	153.3	136.9
Other operating divisions’ expenses	33.0	24.2	20.9
Corporate general and administrative expenses	24.3	22.8	21.2
Impairment of intangibles	—	15.6	—
Operating income	$159.2	$158.7	$169.6
Net income	$22.7	$54.0	$185.9
Net income available to common shareholders	$22.7	$54.0	$207.1

Revenue Discussion and Analysis

The following table presents our revenues from continuing operations, net of agency commissions, for the three years ended December 31, 2007, 2006 and 2005 (in millions):

				Percent Change
	2007	2006	2005	‘07 vs. ‘06	‘06 vs. ‘05
Local revenues:
Non-political (a)	$366.9	$357.6	$354.3	2.6%	0.9%
Political	1.3	10.0	1.2	(b)	(b)
Total local	368.2	367.6	355.5	0.2%	3.4%
National revenues:
Non-political	186.3	195.3	211.9	(4.6%)	(7.8%)
Political	3.7	21.1	0.8	(b)	(b)
Total national	190.0	216.4	212.7	(12.2%)	1.7%
Other revenues	64.4	43.1	38.3	49.4%	12.5%
Total net broadcast revenues	$622.6	$627.1	$606.5	(0.7%)	3.4%

(a)          Revenues of $14.5 million, $4.7 million and $3.4 million in 2007, 2006 and 2005, respectively, generated from our retransmission consent agreements are categorized as local/regional advertising pursuant to EITF 00-21.

(b)         Political revenue is not comparable from year to year due to the cyclicality of elections.  See Political Revenues below for more information.

Our largest categories of advertising and their approximate percentages of 2007 net time sales were automotive (21.2%), professional services (14.6%), schools (6.9%), paid programming (6.6%), fast food (6.4%) and retail (5.6%).  No other advertising category accounted for more than 5.0% of our net time sales in 2007.  Along with the industry, we have seen softness in the automotive advertising category.  We conduct business with thousands of advertisers.  No advertiser accounted for more than 1.25% of our consolidated broadcast revenue in 2007.

Net Broadcast Revenues.  From a revenue category standpoint, the year ended December 31, 2007, when compared to 2006, was impacted by a decrease in advertising revenues from political, retail, fast food, paid programming, movies and soft drinks, offset by increases in medical, media, telecommunications, services, cosmetics and home products.  Automotive, our single largest category, representing 21.2% of the year’s net time sales, was down 4.6%.

Political Revenues.  Local and national political revenues were the primary drivers of higher revenue in 2006, compared to 2007 and 2005 because 2006 was an election year.  For the year ended December 31, 2007, political revenues decreased by $26.1 million to $5.0 million when compared to the same period in 2006.  We expect political revenues to increase in 2008 from 2007 levels, because 2008 is a presidential election year.

Local Revenues.  Our revenues from local advertisers, excluding political revenues, increased during the last three years.  We continue to focus on increasing local advertising revenues through innovative sales and marketing strategies in our markets.  We continue to provide an enhanced sales training course for all of our salespeople with a focus on local revenue sales.  We expect to continue these efforts in 2008.  Local revenues excluding political increased $9.3 million for the year ended December 31, 2007, compared to the same period in 2006.  This increase was primarily due to revenue from our FOX affiliates which were up $12.9 million in 2007, a 9.3% increase from 2006 offset by a decrease in revenue from our MyNetworkTV affiliates of $5.1 million in 2007, a 6.5% decrease from 2006.

National Revenues.  Our revenues from national advertisers, excluding political revenues, have continued to trend downward over time.  We believe this trend represents a shift in the way national advertising dollars are being spent and we believe this trend will continue in the future.  Advertisers in major categories like automotive, soft drink and packaged goods have shifted significant portions of their advertising budgets away from spot television into non-traditional media, in-store promotions and product placement in network shows.  Automotive decreases are due to automotive companies reducing advertising budgets and shifting advertising dollars to specific Direct Marketing Areas.  We had decreases in national revenues, excluding political of $9.0 million during the year ended December 31, 2007, when compared to the same period in 2006.  More specifically in 2007, the primary drivers to our decrease in national revenues were caused by a change in Super Bowl programming advertising revenues were $2.0 million less than the same period in 2006 due to the shift in network affiliation that aired the Super Bowl from ABC to CBS and weakness from our MyNetworkTV stations.

Other Revenues.  Our other revenues consist primarily of revenues from retransmission consent agreements with multi-channel video programming distributors, network compensation, production revenues and revenues from our outsourcing agreements.  Our retransmission consent agreements, including the advertising component, generated $58.9 million in total broadcast revenues during 2007 compared with $25.1 million in 2006 and $18.5 million in 2005.  This growth trend is the result of our ability to monetize our existing relationships as cable providers struggle with increased competition from alternative video delivery providers and have begun to recognize the value of our digital and high definition signals and network programming.  Pursuant to EITF 00-21, during 2007, $44.4 million of the total $58.9 million in revenues generated from our retransmission consent agreements are included in other revenues while the remaining $14.5 million is included in net time sales.  During 2006, $20.4 million of the total $25.1 million in revenues generated from our retransmission consent agreements are included in other revenues while the remaining $4.7 million is included in net time sales.  During 2005, $15.1 million of the total $18.5 million in revenues generated from our retransmission consent agreements are included in other revenues while the remaining $3.4 million is included in net time sales.  Certain agreements are set to expire in 2008 and therefore, contractual negotiations are expected.  We expect to continue to generate revenues from retransmission consent agreements at terms as favorable as or more favorable than our existing agreements upon the expiration of those agreements.  Our retransmission consent agreements include automatic annual fee escalators.  Network compensation decreased by $2.9 million during 2007 and $3.8 million during 2006.  We expect further decreases in revenues from network compensation in 2008.

Expense and Other Income Discussion and Analysis

The following table presents our significant expense and other income categories for the three years ended December 31, 2007, 2006 and 2005 (in millions):

				Percent Change (Increase/(Decrease))
	2007	2006	2005	’07 vs. ‘06	’06 vs. ‘05
Station production expenses	$148.7	$144.2	$149.0	3.1%	(3.2%)
Station selling, general and administrative expenses	$140.0	$138.0	$135.9	1.4%	1.5%
Amortization of program contract costs and net realizable value adjustments	$96.4	$90.6	$70.5	6.4%	28.5%
Depreciation of property and equipment	$43.1	$45.3	$48.9	(4.9%)	(7.4%)
Corporate general and administrative expenses	$24.3	$22.8	$21.2	6.6%	7.5%
Interest expense	$95.9	$115.2	$120.0	(16.8%)	(4.0%)
Loss from extinguishment of debt	$30.7	$0.9	$1.9	3,311.1%	(52.6%)
Gain from derivative instruments	$2.6	$2.9	$21.8	(10.3%)	(86.7%)
Income (loss) from equity and cost method investments	$0.6	$6.3	$(1.4)	(90.5%)	550.0%
Gain on insurance settlement	$—	$—	$1.2	—%	(100.0%)
Impairment of intangibles	$—	$15.6	$—	(100.0%)	100.0%
Income tax provision	$18.8	$6.6	$36.0	184.8%	(81.7%)

Station production expenses.  Station production expenses for 2007 increased compared to 2006 as a result of increases in programming expenses of $1.7 million, engineering expenses of $1.0 million, production expenses of $0.7 million, news expenses of $0.6 million, promotion expenses of $0.5 million, rating service fees of $0.5 million and music license fees of $0.2 million.  These increases were offset by decreases in costs related to LMAs and outsourcing agreements of $0.6 million and other miscellaneous expenses of $0.1 million.

Station production expenses for 2006 decreased compared to 2005 as a result of decreases in news expenses of $3.8 million related to the shutdown of News Central at several stations, rating service fees of $1.5 million and programming expenses of $1.7 million.  These decreases were offset by increases in costs related to LMAs and outsourcing agreements of $0.3 million, engineering expenses of $0.7 million, music license fees of $0.7 million, promotion expenses of $0.2 million, production expenses of $0.2 million and other expenses of $0.1 million.

 Station selling, general and administrative expenses.  Station selling, general and administrative expenses for 2007 increased compared to the same period in 2006 as a result of increases in sales expenses of $1.3 million, national representative commissions costs of $0.6 million and other general and administrative expenses primarily related to health care costs of $0.4 million, salary and bonus increases of $0.4 million, electric expense of $0.2 million and other expenses of $0.2 million offset by decreases in personal property taxes of $0.8 million and non-income based taxes of $0.3 million.

 Station selling, general and administrative expenses for 2006 increased compared to the same period in 2005 as a result of increases in general and administrative expenses primarily related to salary and bonus increases of $1.1 million, bad debt expense of $0.7 million, audit and accounting fees of $0.4 million and insurance, utilities and other net costs of $1.3 million.  In addition, there was an increase in national representative commissions costs of $0.1 million.  These increases were offset by decreases in traffic expense of $1.4 million and sales expenses of $0.1 million.

We expect 2008 station production and station selling, general and administrative expenses excluding barter to be up from 2007.

Amortization of program contract costs.  The amortization of program contract costs increased during 2007 compared to 2006 primarily due to an increase of $6.7 million in write-downs of our program contract costs partially offset by a decrease in program amortization of $0.9 million.  The amortization increase during 2006 compared to 2005 was primarily due to significant program additions.  We expect program contract amortization expense to decrease in 2008 when compared to 2007.

Depreciation of property and equipment.  The depreciation of property and equipment decreased in 2007 compared to 2006 and in 2006 compared to 2005.  These decreases are primarily related to assets becoming fully depreciated over time.  These decreases are offset by depreciation associated with capital expenditures of $23.2 million, $16.9 million and $16.7 million in 2007, 2006 and 2005, respectively.  We expect depreciation on property and equipment to increase in 2008 when compared to 2007 and capital expenditures are expected to be greater in 2008.

Corporate general and administrative expenses.  Corporate general and administrative expenses represent the costs to operate our corporate headquarters location.  Such costs include, among other things, corporate departmental salaries, bonuses, fringe benefits and other compensation, directors’ and officers’ life insurance, health and other insurance, rent, telephone, consulting fees, legal, accounting, director fees and strategic development initiatives.  Corporate departments include executive, treasury, finance and accounting, human resources, technology, corporate relations, legal, sales, engineering, operations and purchasing.

Corporate general and administrative expense for 2007 increased compared to the same period in 2006 due to increases in stock-based compensation expense for stock-settled stock appreciation rights of $1.0 million, restricted and unrestricted stock awards of $0.5 million, investment consulting fees of $0.5 million, the difference in the amount of workers compensation insurance refunds received in 2006 compared to 2007 amounting to $0.5 million, increases in compensation expense of $0.3 million, satellite costs of $0.2 million, property insurance of $0.2 million, director’s fees of $0.1 million and health care costs of $0.1 million.  These increases were offset by decreases in legal fees of $0.8 million, costs related to the shutdown of unprofitable local news programming at several stations in 2006 of $0.7 million, building rent of $0.2 million, and directors and officers insurance of $0.2 million.

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

We expect corporate overhead expenses to increase in 2008.

Interest expense.  Interest expense presented in the financial statements is related to continuing operations.  Interest expense has been decreasing since 2004, primarily due to refinancings we have undertaken.  The decrease during 2007 compared to 2006 is primarily due to the redemption of the 8.75% Senior Subordinated Notes, due 2011 (the 8.75% Notes) on January 22, 2007 and the partial redemption of the 8.0% Senior Subordinated Notes, due 2012 (the 8.0% Notes) on June 11, 2007 and June 18, 2007.  These decreases were partially offset by an increase in interest on our Revolving Credit Facility and Term Loan and interest on the 3.0% Convertible Senior Notes, due 2027.

Interest expense for 2006 decreased compared to the same period in 2005 due to the expiration of two interest rate swap agreements, a decrease of interest related to derivative instruments, and the repurchase of the 8.0% Notes.  The decrease was offset by increases due to the accretion of a debt discount as a result of the redemption of our Series D Convertible Exchangeable Preferred Stock for Convertible Debentures in the second quarter of 2005 and interest expense related to amended state income tax returns.

We expect interest expense to decrease in 2008 when compared to 2007, assuming no changes in the current interest rate yield curve or changes in our assumption of debt levels for 2008.

Loss from extinguishment of debt.  In January 2007 and June 2007, we redeemed and partially redeemed our 8.75% Notes and our 8.0% Notes, respectively.  The redemption of the 8.75% Notes resulted in a $15.7 million loss from extinguishment of debt.  The partial redemption of the 8.0% Notes resulted in a $15.0 million loss from extinguishment of debt.  For further information see Liquidity and Capital Resources.

Gain from derivative instruments.  We record gains and losses related to certain of our derivative instruments not treated as hedges in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.  The fair value of our derivative instruments is primarily based on the anticipated future interest rate curves at the end of each period.  During 2006, certain instruments expired resulting in a reduction in unrealized gain.

Income (loss) from equity and cost method investments.  During 2007, we recorded $1.6 million in income from certain private investment funds.  This income was offset by an impairment of $1.0 million related to one of our direct investments in a privately held small business.  During 2006, we recorded $7.3 million of income from our investment in a private investment fund.  This was a result of the sale and initial public offering of certain of the fund’s portfolio companies.  This income was partially offset by losses from one of our direct investments in a privately held small business.  The loss in 2005 primarily related to the impairment of one of our direct investments in a privately held small business.

Gain on insurance settlement. In the first quarter of 2003, one of our towers in Charleston, West Virginia collapsed during a severe ice storm.  In 2005, we recognized a gain on insurance settlement of $1.2 million related to rebuilding the tower and replacing the other assets that were destroyed by the collapse.  We did not receive any additional payments or gains related to this claim in 2007 and 2006.

Impairment of intangibles.  On a periodic basis, we test our goodwill for impairment in accordance with the applicable accounting rules.  See Note 5. Goodwill and Other Intangible Assets, in the Notes to our Consolidated Financial Statements.  In 2006, we recorded an impairment of $11.9 million related to goodwill.  In addition, during 2006, we wrote-down a decaying advertiser based definite-lived intangible asset by $3.7 million.

Income tax provision.  We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) on January 1, 2007.  The adoption of FIN 48 did not cause a material change to our contingent liability for unrecognized tax benefits.  We decreased the January 1, 2007 balance of our accumulated deficit position by $0.6 million to apply the cumulative effect of the FIN 48 adoption.  As of the date of adoption, we had $32.9 million of gross unrecognized tax benefits.  Of this total, $17.6 million (net of federal effect on state tax issues) and $7.8 million (net of federal effect on state tax issues) represent the amounts of unrecognized tax benefits that, if recognized, would favorably affect our effective tax rates from continuing operations and discontinued operations, respectively.  At December 31, 2007, we had $28.0 million of gross unrecognized tax benefits.  Of this total, $15.1 million (net of federal effect on state tax issues) and $7.1 million (net of federal effect on state tax issues) represent the amounts of unrecognized tax benefits that, if recognized, would favorably affect our effective tax rates from continuing operations and discontinued operations, respectively.

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.  We had $6.7 million and $0 accrued for interest and penalties, respectively, at January 1, 2007.  We recognized $0.4 million of income tax benefit for interest related to uncertain tax positions during the year ended December 31, 2007.

The 2007 income tax provision for our pre-tax income from continuing operations of $39.2 million resulted in an effective tax rate of 47.9%.  The 2006 income tax provision for our pre-tax income from continuing operations of $55.1 million resulted in an effective tax rate of 12.0%.  The increase in effective tax rate from 2007 to 2006 is primarily attributable to the release of discrete tax and related interest reserves during 2006 as a result of the expiration of the statute of limitations for the federal income tax returns for 1999 through 2002.

 As of December 31, 2007, we had a net deferred tax liability of $305.6 million as compared to a net deferred tax liability of $274.0 million as of December 31, 2006.  The increase primarily relates to an increase in deferred tax liabilities associated with book and tax differences attributable to the amortization of intangible assets.

The 2006 income tax provision for our pre-tax income from continuing operations of $55.1 million resulted in an effective tax rate of 12.0%.  The 2005 income tax provision for our pre-tax income from continuing operations of $70.5 million resulted in an effective tax rate of 51.1%.  The decrease in effective tax rate from 2005 to 2006 is primarily attributable to the release of discrete tax and related interest reserves as a result of the expiration of the statute of limitations for the Federal income tax returns for 1999 through 2002.

As of December 31, 2006, we had a net deferred tax liability of $274.0 million as compared to a net deferred tax liability of $266.9 million as of December 31, 2005.  The increase in deferred taxes primarily relates to a decrease in deferred tax assets associated with additional valuation allowances recorded to reflect a change in circumstances causing a change in judgment with respect to realizability of state net operating losses.

Other Operating Divisions’ Revenue and Expense

The following table presents Other Operating Divisions’ revenue and expenses related to G1440 Holdings, Inc. (G1440), our software development, information technology staffing and consulting company, Acrodyne Communications, Inc. (Acrodyne), a manufacturer of television transmissions systems and Triangle Signs & Services, Inc. (Triangle), a sign designer and fabricator, for the years ended December 31, 2007, 2006 and 2005 (in millions):

	For the years ended December 31,			Percent Change
	2007	2006	2005	‘07 vs. ‘06	‘06 vs. ‘05
Revenues:
G1440	$9.4	$8.5	$9.2	10.6%	(7.6%)
Acrodyne	$4.4	$16.1	$13.4	(72.7%)	20.1%
Triangle	$19.2	$—	$—	100.0%	—%
Other	$0.7	$—	$—	100.0%	—%

Expenses:
G1440	$9.8	$8.6	$8.1	14.0%	6.2%
Acrodyne	$6.3	$15.6	$12.9	(59.6%)	20.9%
Triangle	$15.8	$—	$—	100.0%	—%
Other	$1.1	$—	$—	100.0%	—%

Triangle was acquired in May 2007.  The decrease in Acrodyne’s revenue for the year ended December 31, 2007 compared to the same period in 2006 is due to a decrease in market demand.  Other includes partial year results of other operating divisions’ companies acquired during 2007.

LIQUIDITY AND CAPITAL RESOURCES

Our financial condition and balance sheet continue to get stronger.  As of December 31, 2007, we had $21.0 million in cash and cash equivalent balances and working capital of approximately $13.4 million.  Cash generated by our operations and availability under our Revolver are used as our primary source of liquidity.  We anticipate that in 2008, cash flow from our operations and borrowings under the Revolver will be sufficient to continue paying dividends under our current policy and to satisfy our debt service obligations, capital expenditure requirements plans including those related to the upgrade and expansion of stations’ high-definition master control systems and certain strategic investment and working capital needs.  As of December 31, 2007, we had borrowed $95.0 million under our Term Loan A.  Our ability to draw on our Revolver is based on pro forma trailing cash flow levels as defined in our Bank Credit Agreement.  For the year ended December 31, 2007, the entire $175.0 million of current borrowing capacity was available under our Revolver.  Our Term Loan A-1 was drawn in full on January 16, 2007 in order to redeem the 8.75% Senior Subordinated Notes, due 2011, which we redeemed in full on January 22, 2007.

On April 22, 2002, we filed a $350.0 million universal shelf registration statement with the Securities and Exchange Commission which will permit us to offer and sell various types of securities from time to time.  Offered securities may include common stock, debt securities, preferred stock, depository shares or any combination thereof in amounts, prices and on terms to be announced when the securities are offered.  As of December 31, 2007, we had $5.0 million of availability under our universal shelf registration statement filed with the Securities and Exchange Commission that expires on November 30, 2008.

Sources and Uses of Cash

The following table sets forth our cash flows for the years ended December 31, 2007, 2006 and 2005 (in millions):

	2007	2006	2005
Net cash flows from operating activities	$146.2	$155.3	$54.6

Net cash flows from (used in) investing activities:
Acquisition of property and equipment	$(23.2)	$(16.9)	$(16.7)
Payments for acquisition of television stations	—	(1.7)	(15.5)
Payments for acquisitions of other operating divisions’ companies	(39.1)	—	—
Investments in equity and cost method investees	(16.4)	(0.3)	(1.0)
Proceeds from sales of assets	0.7	2.4	0.1
Proceeds from the sale of broadcast assets related to discontinued operations	21.0	1.4	295.2
Proceeds from sale of equity investees	—	—	21.5
Other	0.6	—	1.2
Net cash flows (used in) from investing activities	$(56.4)	$(15.1)	$284.8

Net cash flows (used in) from financing activities:
Proceeds from notes payable, commercial bank financing and capital leases	$751.6	$75.0	$52.0
Repayments of notes payable, commercial bank financing and capital leases	(840.6)	(114.4)	(360.4)
Proceeds from exercise of stock options, including excess tax benefits of $1.9 million, $0.1 million and $0 million, respectively	13.4	1.1	0.1
Dividend paid on Class A and Class B Common Stock	(49.5)	(36.1)	(19.2)
Other	(11.2)	(8.0)	(12.7)
Net cash flows used in financing activities	$(136.3)	$(82.4)	$(340.2)

Operating Activities

Net cash flows from operating activities were $9.1 million lower for the year ended December 31, 2007 compared to the same period in 2006.  During 2007, we paid $27.2 million more for the extinguishment of debt due to the full redemption of the 8.75% Notes and the partial redemption of the 8.0% Notes.  Additionally, we received $4.2 million less in distributions from equity and cost method investees, $3.8 million less in tax refunds and $1.4 million less in operating cash flows from stations we sold.  Offsetting these amounts, we paid $11.8 million less in interest payments, $10.0 million less in program payments, $4.5 million less in tax payments, and $1.2 million less in cash receipts from customers, net of cash payments to vendors for operating expenses and other working capital cash activities.

Net cash flows from operating activities were $100.7 million higher for the year ended December 31, 2006 compared to the same period in 2005.  During 2006, cash receipts from customers, net of cash payments to vendors for operating expenses and other working capital cash activities were $36.7 million higher compared to the same period in 2005.  Additionally, we paid $16.0 million less in program payments, $10.7 million less in interest payments, $33.4 million less in tax payments and received $11.3 million more in tax refunds and $4.0 million more in distributions from equity and cost method investees in the year ended December 31, 2006.  These amounts were offset by $11.4 million in operating cash flows from stations we sold.

We expect program payments to increase in 2008 compared to 2007.

Investing Activities

Net cash flows used in investing activities increased for the year ended December 31, 2007 compared to the same period in 2006.  During the year ended December 31, 2007, we paid $39.1 million, net of cash acquired related to our acquisitions of Triangle Sign & Service, Inc., FBP Holding Company, LLC, Bagby Investors, LLC and Alarm Funding Associates, LLC.  In addition, we made $16.2 million and $0.8 million in equity and debt investments, respectively, in real estate ventures.  These acquisitions and investments reflect our strategy to maximize value for our shareholders, which includes diversification through investments in non–television assets.  We had an increase in capital expenditures of $6.3 million.  These outflows were partially offset by an increase of $19.6 million related to the sale of certain broadcasting assets.

Net cash flows from investing activities were also significantly different for the year ended December 31, 2006 compared to the same period in 2005 primarily because of proceeds from the sale of television stations, offset by cash paid for the acquisition of stations in 2005.

For 2008, we anticipate incurring an increase of capital expenditures when compared to 2007 for our upgrade to high-definition master control systems, build out of high definition news, station maintenance, equipment replacement and consolidation of building and tower needs in some markets.  We expect to fund such capital expenditures with cash generated from operating activities and borrowings under our Revolver.  In addition, when the opportunity is available to us and it makes economic sense, we may accelerate the timing of capital expenditures from 2009 to 2008 in order to take advantage of recently passed favorable tax legislation related to the recent economic stimulus legislation.

Financing Activities

Net cash flows used in financing activities increased for the year ended December 31, 2007 compared to the same period in 2006.  Our debt repayments to non-affiliates, net of debt issuances, in 2007 was $89.0 million compared to $39.4 million in 2006.  In addition, we increased the value returned to our shareholders through dividend payments on our common stock that were $13.4 million higher for the year ended December 31, 2007 compared to the same period in 2006 due to multiple dividend rate increases.

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

On February 6, 2008, we announced that our Board of Directors approved an increase to our annual dividend to 80 cents per share from 70 cents per share.  We intend to declare dividend distributions each future quarter.  The dividends paid for 2007, 2006 and 2005 are shown below:

For the quarter ended	Quarter dividend per share	Total dividends paid	Payment date
March 31, 2007	$0.150	$13.1 million	April 13, 2007
June 30, 2007	$0.150	$13.1 million	July 12, 2007
September 30, 2007	$0.150	$13.1 million	October 12, 2007
December 31, 2007	$0.175	$15.3 million	January 14, 2008

For the quarter ended	Quarter dividend per share	Total dividends paid	Payment date
March 31, 2006	$0.100	$ 8.6 million	April 13, 2006
June 30, 2006	$0.100	$ 8.6 million	July 13, 2006
September 30, 2006	$0.125	$10.7 million	October 12, 2006
December 31, 2006	$0.125	$10.7 million	January 12, 2007

For the quarter ended	Quarter dividend per share	Total dividends paid	Payment date
March 31, 2005	$0.050	$4.3 million	April 15, 2005
June 30, 2005	$0.075	$6.4 million	July 15, 2005
September 30, 2005	$0.075	$6.4 million	October 14, 2005
December 31, 2005	$0.100	$8.5 million	January 13, 2006

During 2007, we repurchased face values of $307.4 million and $354.9 million of our 8.75% Senior Subordinated Notes, due 2011 and 8.0% Senior Subordinated Notes, due 2012 (the 8.0% Notes), respectively.  During January 2008, we repurchased, in the open market, $6.9 million face value of the 8.0% Notes.  From time to time, we may repurchase additional outstanding debt on the open market.  We expect to fund any repurchases with cash generated from operating activities and borrowings under our Bank Credit Agreement.

On February 5, 2008, our Board of Directors renewed its authorization to repurchase up to $150.0 million of our Class A Common Stock on the open market or through private transactions.  We did not repurchase any Class A Common Stock during 2007.

Seasonality/Cyclicality

Our operating results are usually subject to seasonal fluctuations.  Usually, the second and fourth quarter operating results are higher than the first and third quarters because advertising expenditures are increased in anticipation of certain seasonal and holiday spending by consumers.

Our operating results are usually subject to fluctuations from political advertising.  In even numbered years, political spending is usually significantly higher than in odd numbered years due to advertising expenditures preceding local and national elections.  Additionally, every four years, political spending is elevated further due to advertising expenditures preceding the presidential election.

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

The following table reflects a summary of our contractual cash obligations as of December 31, 2007 and the future periods in which such obligations are expected to be settled in cash (in thousands):

CONTRACTUAL OBLIGATIONS RELATED TO CONTINUING OPERATIONS (a)

	Total	2008	2009-2010	2011-2012	2013 and thereafter (b)
Notes payable, capital leases and commercial bank financing (c)	$1,808,436	$95,958	$176,123	$766,156	$770,199
Notes and capital leases payable to affiliates	48,653	6,379	9,580	7,724	24,970
Operating leases	18,520	3,009	4,910	4,085	6,516
Employment contracts	15,678	8,841	6,051	666	120
Film liability — active (e)	170,195	90,208	64,604	14,799	584
Film liability — future (d), (e)	117,310	13,072	64,961	36,631	2,646
Programming services (f)	162,095	38,528	62,788	55,763	5,016
Maintenance and support	4,998	2,500	2,498	—	—
Network affiliation agreements	5,955	5,955	—	—	—
Other operating contracts	6,665	515	1,084	804	4,262
Total contractual cash obligations	$2,358,505	$264,965	$392,599	$886,628	$814,313

(a)          Excluded from this table are $28.0 million of accrued unrecognized tax benefits.  Due to inherent uncertainty, we can not make reasonable estimates of the amount and period payments will be made.

(b)         Includes a one-year estimate of $4.9 million in payments related to contracts that automatically renew.  We have not calculated potential payments for years after 2013.

(c)          Includes interest on fixed rate debt and capital leases.  Estimated interest on our recourse variable rate debt has been excluded.  Recourse variable rate debt represents $320.0 million of our $1.3 billion total face value of debt as of December 31, 2007.

(d)         Future film liabilities reflect a license agreement for program material that is not yet available for its first showing or telecast and is, therefore, not recorded as an asset or liability on our balance sheet.  Pursuant to SFAS No. 63, Financial Reporting for Broadcasters, an asset and a liability for the rights acquired and obligations incurred under a license agreement are reported on the balance sheet when the cost of each program is known or reasonably determinable, the program material has been accepted by the licensee in accordance with the conditions of the license agreement and the program is available for its first showing or telecast.

(e)          Each future periods’ film liability includes contractual amounts owed, however, what is contractually owed doesn’t necessarily reflect what we are expected to pay during that period.  While we are legally contractually bound to make the payments reflected in the table during the indicated periods, industry protocol typically enables us to make film payments on a three-month lag.

(f)            Includes obligations related to rating service fees, music license fees, market research, weather and news services.

Off Balance Sheet Arrangements

Off balance sheet arrangements as defined by the SEC include the following four items:  obligations under certain guarantees or contracts; retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangements; obligations under certain derivative arrangements; and obligations arising out of a material variable interest in an unconsolidated entity.  We have entered into arrangements where we have obligations under certain guarantees or contracts because we believe they will help improve shareholder returns.

On May 26, 2005, we entered into a twelve-month limited scope liquidity assurance with Acrodyne Communications, Inc. (Acrodyne), one of our majority-owned subsidiaries.  On July 14, 2006, we extended the liquidity assurance for an additional twelve-month period.  Pursuant to this agreement, we provided to them sufficient funding to cover any necessary working capital needs through May 25, 2007, when Acrodyne could not provide that funding on its own.  In connection with this liquidity assurance, we established a $0.5 million line of credit for Acrodyne.  Interest on any unpaid indebtedness is calculated on a daily basis at LIBOR plus 225 basis points per annum.  As of December 31, 2007, Acrodyne had borrowed $0.5 million under this line of credit.  The liquidity assurance was not extended in 2007.  We provide no liquidity assurance to any of our other operating division companies or real estate venture investment entities.

The following table reflects a summary of these off balance sheet arrangements, as defined by the Securities and Exchange Commission (SEC), as of December 31, 2007 and the future periods in which such arrangements may be settled in cash if certain contingent events occur (in thousands):

	Total	2008	2009-2010	2011-2012	2013 and thereafter
Letters of credit	$440	$336	$52	$52	$—
Investments and loan commitments (a)	25,624	25,624	—	—	—
Purchase commitments (b)	190	190	—	—	—
LMA and outsourcing agreements (c)	17,613	6,634	8,753	1,946	280
Total other commercial commitments	$43,867	$32,784	$8,805	$1,998	$280

(a)          Commitments to contribute capital or provide loans to Allegiance Capital, LP, Sterling Ventures Partners, LP and Patriot Capital II, LP.

(b)         Excludes our 2008 purchase of the non-licensed assets of KFXA-TV in Cedar Rapids, Iowa and obtained the right to purchase the licensed assets, pending FCC approval, for $1.9 million.

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

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risks

We are exposed to market risk from changes in interest rates.  We enter into derivative instruments primarily for the purpose of reducing the impact of changing interest rates on our floating rate debt and to reduce the impact of changing fair market values on our fixed rate debt.  We account for our derivative instruments under SFAS No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, as amended.  For additional information on SFAS 133, see Note 9. Derivative Instruments, in the Notes to our Consolidated Financial Statements.

On April 20, 2006, we terminated two of our derivative instruments with a cash payment of $3.8 million, the aggregate fair value of the derivative liabilities on that date.  These swap agreements were accounted for as fair value hedges in accordance with SFAS 133 and changes in their fair market values were reflected as adjustments to the carrying value of the underlying debt that was being hedged.  Therefore, on the termination date, the carrying value of the underlying debt was adjusted to reflect the $3.8 million payment and that amount will be treated as a discount on the underlying debt that was being hedged and will be amortized over its remaining life, in accordance with SFAS 133.  Amortization of the discount of $0.4 million was recorded as interest expense for each of the years ended December 31, 2007 and 2006.

On June 5, 2006, two of our derivative instruments expired.  These expired swap agreements did not qualify for hedge accounting treatment under SFAS 133 and, therefore, the changes in their fair market values were reflected in historical earnings as an unrealized gain from derivative instruments through the expiration date.  For the years ended December 31, 2006 and 2005, we recorded an unrealized gain of $2.9 million and $21.8 million, respectively, related to these instruments.

As of December 31, 2007, we had two remaining derivative instruments.  Both of these instruments are interest rate swap agreements.  One of these swap agreements, with a notional amount of $180.0 million and expiring March 15, 2012, is accounted for as a fair value hedge; therefore, any changes in its fair market value are reflected as an adjustment to the carrying value of our 8.0% Senior Subordinated Notes, due 2012, which is the underlying debt being hedged.  During 2006, the other interest rate swap agreement was undesignated as a fair value hedge due to a reassignment of the counterparty; therefore, any subsequent changes in the fair market value are reflected as an adjustment to income.  The notional amount of this swap agreement is $120.0 million and it expires on March 15, 2012.  The interest we pay on the $180.0 million interest rate swap agreement is floating based on the three-month London Interbank Offered Rate (LIBOR) plus 2.28% and the interest we receive is 8.0%.  The $120.0 million swap is structured identically with the exception of a difference in the interest spread where it is 2.35%.  The fair market value of these agreements is estimated by obtaining quotations from the international financial institution which is a party to the contract.  This fair value is an estimate of the net amount that we would pay on the balance sheet date if we cancelled the contracts or transferred them to other parties and includes net accrued interest receivable or payable.  This amount was a net asset of $12.8 million and $5.7 million as of December 31, 2007 and 2006, respectively.  During February 2008, the counterparty to each of these two derivative instruments terminated the agreements.

To determine the sensitivity of these derivative instruments to changes in interest rates, we also obtain quotations from the party to the contract that estimate the pro forma fair market value of the instruments on December 31, 2007 if current interest rates were higher by 1% or lower by 1%.  As of December 31, 2007, the fair market value of these instruments would be a liability of $7.9 million if interest rates were 1% higher and an asset of $14.0 million if interest rates were 1% lower than current rates.

As of December 31, 2007, when including the effects of the above-mentioned interest rate swaps, $625.6 million or approximately 47% of the face value of our debt effectively pays interest at a floating rate.

During May 2003, we completed an issuance of $150.0 million aggregate principal amount of 4.875% Convertible Senior Notes, due 2018 (the 4.875% Notes).  During May 2007, we completed an issuance of $345.0 million aggregate principal of 3.0% Convertible Senior Notes, due 2027 (the 3.0% Notes).  Under certain circumstances, we will pay contingent cash interest to the holder of the convertible notes commencing on January 15, 2011 and May 10, 2010 for the 4.875% Notes and 3.0% Notes, respectively.  The contingent cash interest feature for both issuances are embedded derivatives which had a negligible fair value as of December 31, 2007.  The embedded derivative for the 4.875% Notes had a negligible fair value as of December 31, 2006.

On January 22, 2007, we redeemed in full our 8.75% Senior Subordinated Notes, due 2011 (the 8.75% Notes) using the proceeds from our $225.0 million Term Loan A-1, borrowings under the Revolver and cash on hand.  This transaction increases our risk to increases from interest rates as the Term Loan A-1 and Revolver both accrue interest with a variable rate.

On May 10, 2007, we completed an offering of $300.0 million aggregate principal amount of Convertible Senior Notes, due 2027 at an interest rate of 3% per year.  Upon certain conditions, the 3.0% Notes are convertible into cash and, in certain circumstances, shares of Class A Common Stock prior to maturity at an initial conversion price of $20.43 per share, subject to adjustment, which is equal to an initial conversion rate of approximately 48.9476 shares of Class A Common Stock per $1,000 principal amount of notes.  Under certain provisions of the indenture we may be required to pay contingent cash interest to the holders of the 3.0% Notes.  The 3.0% Notes may not be redeemed prior to May 20, 2010 and may thereafter be redeemed by us at par.  On May 18, 2007, the underwriters of the 3.0% Notes exercised their option to purchase up to an additional aggregate $45.0 million principal amount of the 3.0% Notes.  The offering was made pursuant to our universal shelf registration statement previously filed with the Securities and Exchange Commission.  For additional information, refer to Note 6. Notes Payable and Commercial Bank Financing, in the Notes to our Consolidated Financial Statements.

On June 11, 2007 and June 18, 2007, we partially redeemed $300.0 million and $45.0 million, respectively, of our existing 8.0% Senior Subordinated Notes, due 2012 (the 8.0% Notes) at a redemption price of 104.0% of the principal amount of the 8.0% Notes plus accrued and unpaid interest with net proceeds from the offering and cash on hand.  As a result of the partial redemption, we recorded a loss from extinguishment of debt of $15.0 million representing the redemption premium and write-off of certain debt acquisition costs, a debt premium and an unamortized derivative asset.  In addition to the partial redemption noted above, we repurchased on the open market $9.9 million of our 8.0% Notes during the year ended December 31, 2007.  As of December 31, 2007, the outstanding face amount of the 8.0% Notes was $263.4 million.  During January 2008, we repurchased on the open market $6.9 million of our 8.0% Notes.

We are exposed to risk from a change in interest rates to the extent we are required to refinance existing fixed rate indebtedness at rates higher than those prevailing at the time the existing indebtedness was incurred.  As of December 31, 2007, we had senior subordinated notes totaling $263.4 million, convertible senior notes totaling $150.0 million, senior subordinated convertible notes totaling $153.2 million and convertible senior notes totaling $345.0 million expiring in the years 2012, 2018, 2012 and 2027, respectively.  Based on the quoted market price, the fair value of these notes was $0.9 billion as of December 31, 2007.  Generally, the fair market value of these notes will decrease as interest rates rise and increase as interest rates fall.  We estimate that a 1.0% increase from prevailing interest rates would result in a decrease in fair value of these notes by $66.8 million as of December 31, 2007.  The estimates related to the increase or decrease of interest rates are based on assumptions for forecasted future interest rates.

The 2007 transactions noted above decreased the fair value of our notes as of December 31, 2007 as compared to December 31, 2006 since the 8.0% Notes and the 8.75% Notes trade or traded at a premium and the 3.0% Notes trade at a discount.  In addition, the fair value of the Term Loan A-1 which replaced a portion of the 8.75% Notes is not included in the fair value of our notes as of December 31, 2007.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this item are filed as exhibits to this report, are listed under Item 15(a)(1) and (2) and are incorporated by reference in this report.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in and/or disagreements with accountants on accounting and financial disclosure during the year ended December 31, 2007.

ITEM 9A.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of December 31, 2007, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on our assessment, management believes that, as of December 31, 2007, our internal control over financial reporting is effective based on those criteria.

Ernst & Young, LLP, the independent registered public accounting firm who audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued a report on the effectiveness of our internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during or subsequent to the quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Sinclair Broadcast Group, Inc.

We have audited Sinclair Broadcast Group, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Sinclair Broadcast Group Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Sinclair Broadcast Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sinclair Broadcast Group, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 of Sinclair Broadcast Group, Inc. and our report dated February 28, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Baltimore, Maryland

February 28, 2008

ITEM 9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be included in our Proxy Statement for the 2008 Annual Meeting of shareholders under the caption, “Directors, Executive Officers and Corporate Governance”, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2007 and is incorporated by reference in this report.

ITEM 11.

EXECUTIVE COMPENSATION

The information required by this Item will be included in our Proxy Statement for the 2008 Annual Meeting of shareholders under the caption, “Executive Compensation”, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2007 and is incorporated by reference in this report.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in our Proxy Statement for the 2008 Annual Meeting of shareholders under the caption, “Security Ownership Of Certain Beneficial Owners and Management”, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2007 and is incorporated by reference in this report.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in our Proxy Statement for the 2008 Annual Meeting of shareholders under the caption, “Certain Relationships and Related Transactions, and Director Independence”, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2007 and is incorporated by reference in this report.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be included in our Proxy Statement for the 2008 Annual Meeting of shareholders under the caption, “Principal Accountant Fees and Services”, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2007 and is incorporated by reference in this report.

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
3.2

Amended By-Laws of Sinclair Broadcast Group, Inc. as further amended by the First Amendment to the Amended By-Laws of Sinclair Broadcast Group, Inc., dated October 30, 2007. (Incorporated by reference from Registrant’s Report on Form 10-Q for the quarter ended September 30, 2007).

4.1

First Supplemental Indenture, dated as of July 26, 2002, among Sinclair Broadcast Group, Inc., the Guarantors named therein and Wachovia Bank, National Association (formerly known as First Union National Bank), as trustee. (Incorporated by reference from Registrant’s Registration Statement on Form S-4 (333-103681) filed on March 7, 2003).

4.2

Second Supplemental Indenture, dated as of November 8, 2002, among Sinclair Broadcast Group, Inc., the Guarantors named therein and Wachovia Bank, National Association (formerly known as First Union National Bank), as trustee. (Incorporated by reference from Registrant’s Registration Statement on Form S-4 (333-103681) filed on March 7, 2003).

4.3

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

4.5

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

10.13*

First Amendment to Incentive Stock Option Plan for Sinclair Broadcast Group, Inc., adopted April 10, 1996. (Incorporated by reference from Registrant’s Report on Form 10-K/A for the year ended December 31, 1996).

10.14*

Second Amendment to Incentive Stock Option Plan for Sinclair Broadcast Group, Inc., adopted May 31, 1996. (Incorporated by reference from Registrant’s Report on Form 10-K/A for the year ended December 31, 1996).

10.15*	1996 Long-Term Incentive Plan for Sinclair Broadcast Group, Inc. (Incorporated by reference from Registrant’s Report on Form 10-K/A for the year ended December 31, 1996).
10.16*	First Amendment to 1996 Long-Term Incentive Plan for Sinclair Broadcast Group, Inc. (Incorporated by reference from Registrant’s Proxy Statement on Schedule 14A for the year ended December 31, 1998).
10.17*

Employment Agreement by and between Sinclair Broadcast Group, Inc. and Frederick G. Smith, dated June 12, 1998. (Incorporated by reference from Registrant’s Report on Form 10-Q for the quarter ended September 30, 1998).

10.18*

Employment Agreement by and between Sinclair Broadcast Group, Inc. and J. Duncan Smith, dated June 12, 1998. (Incorporated by reference from Registrant’s Report on Form 10-Q for the quarter ended September 30, 1998).

10.19*

Employment Agreement by and between Sinclair Broadcast Group, Inc, and David B. Amy, dated September 15, 1998. (Incorporated by reference from Registrant’s Report on Form 10-Q for the quarter ended September 30, 1998).

10.20*

Employment Agreement by and between Sinclair Broadcast Group, Inc. and Steven Marks dated February 21, 1997. (Incorporated by reference from Registrant’s Report on Form 10-K for the year ended December 31, 2002).

10.21*

Employment Agreement by and between Sinclair Broadcast Group, Inc. and Barry M. Faber dated August 4, 2004. (Incorporated by reference from Registrant’s Report on Form 10-Q for the quarter ended June 30, 2004).

10.22

Beaver Dam Limited Liability Company Operating Agreement dated as of May 30, 1996 by and among David D. Smith, Frederick G. Smith, J. Duncan Smith, Robert E. Smith and Sinclair Broadcast Group, Inc. (Incorporated by reference from Registrant’s Report on Form 8-K filed on December 20, 2004).

10.23

First Amendment to the Operating Agreement and Agreement to Retire dated as of April 18, 1997 by and among Beaver Dam Limited Liability Company, David D. Smith, Frederick G. Smith, J. Duncan Smith, Robert E. Smith and Sinclair Broadcast Group, Inc. (Incorporated by reference from Registrant’s Report on Form 8-K filed on December 20, 2004).

10.24

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

10.26

Agreement of Lease dated as of December 18, 1998 by and between Beaver Dam Limited Liability Company and SBG Group, Inc. (Incorporated by reference from Registrant’s Report on Form 8-K filed on December 20, 2004).

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

10.30*	Director Compensation. (Incorporated by reference from Registrant’s Report on Form 10-K for the year ended December 31, 2005).
10.31*	Executive Officer Compensation. (Incorporated by reference from Registrant’s Report on Form 8-K filed on March 5, 2005).
10.32*

Employment Agreement by and between Sinclair Broadcast Group, Inc. and Lucy Rutishauser dated March 19, 2001. (Incorporated by reference from Registrant’s Report on Form 10-K/A filed on April 29, 2005).

10.33

Asset Purchase Agreement, dated as of May 16, 2005, between Bluestone Television Inc. and Sinclair Properties, LLC. (Incorporated by reference from Registrant’s Report on Form 8-K filed on May 20, 2005).

10.34

Asset Purchase Agreement, dated as of May 16, 2005, among Aurora Broadcasting, Inc., Sinclair Properties, LLC, and WEMT Licensee L.P. (Incorporated by reference from Registrant’s Report on Form 8-K filed on May 20, 2005).

10.35

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

10.36

Stock Redemption Agreement, dated as of August 2, 2005, by and between Sinclair Broadcast Group, Inc. and Atlantic Automotive Corporation. (Incorporated by reference from Registrant’s Report on Form 8-K/A filed on August 8, 2005).

10.37

Release and Settlement agreement dated as of May 2, 2006 by Bay Television, Inc. and between Sinclair Broadcast Group, Inc., Bay Television, Inc, The WB Television Network and UPN. (Incorporated by reference from Registrant’s Report on Form 10-Q for the quarter ended June 30, 2006)

10.38	Form of FOX Broadcasting Company Station Affiliation Agreement dated June 26, 2006. (Incorporated by reference from Registrant’s Report on Form 10-Q for the quarter ended June 30, 2006)
10.39*	Form of Restricted Stock Award Agreement. (Incorporated by reference from Registrant’s Report on Form 10-Q for the quarter ended June 30, 2006)
10.40

Credit Agreement dated as of December 21, 2006, between Sinclair Television Group, Inc. (the Company) and JP Morgan Chase Bank N.A, as Administrative Agent. (Incorporated by reference from Registrant’s Report on Form 10-K for the year ended December 31, 2006).

10.41*

Stock Appreciation Right Agreement between Sinclair Broadcast Group, Inc. and David D. Smith dated April 2, 2007. (Incorporated by reference on Registrant’s Report on Form 10-Q for the quarter ended March 31, 2007).

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

* Management contracts and compensatory plans or arrangements to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

(b)   Exhibits

The exhibits required by this Item are listed under Item 15 (a) (3).

(c)   Financial Statements Schedules

The financial statement schedules required by this Item are listed under Item 15 (a) (2).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 29th day of February 2008.

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

Signature	Title	Date

/s/ David D. Smith	Chairman of the Board, President and
David D. Smith	Chief Executive Officer	February 29, 2008

/s/ David B. Amy	Executive Vice President and
David B. Amy	Chief Financial Officer	February 29, 2008

/s/ David R. Bochenek	Vice President and
David R. Bochenek	Chief Accounting Officer	February 29, 2008

/s/ Frederick G. Smith
Frederick G. Smith	Director	February 29, 2008

/s/ J. Duncan Smith
J. Duncan Smith	Director	February 29, 2008

/s/ Robert E. Smith
Robert E. Smith	Director	February 29, 2008

/s/ Basil A. Thomas
Basil A. Thomas	Director	February 29, 2008

/s/ Lawrence E. McCanna
Lawrence E. McCanna	Director	February 29, 2008

/s/ Daniel C. Keith
Daniel C. Keith	Director	February 29, 2008

/s/ Martin R. Leader
Martin R. Leader	Director	February 29, 2008

SINCLAIR BROADCAST GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Sinclair Broadcast Group, Inc.

We have audited the accompanying consolidated balance sheets of Sinclair Broadcast Group, Inc. (a Maryland corporation) as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007.  Our audits also included the financial statement schedule listed in the Index at Item 15(a).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sinclair Broadcast Group, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 1 and 10 of the notes to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board’s Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, on January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sinclair Broadcast Group, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Baltimore, Maryland

February 28, 2008

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

ASSETS	As of December 31,
	2007	2006
CURRENT ASSETS:
Cash and cash equivalents	$20,980	$67,408
Accounts receivable, net of allowance for doubtful accounts of $3,882 and $3,985, respectively	127,891	130,227
Affiliate receivable	15	12
Current portion of program contract costs	50,276	65,137
Income taxes receivable	16,228	3,625
Prepaid expenses and other current assets	13,448	12,904
Deferred barter costs	2,026	2,455
Assets held for sale	—	21,010
Deferred tax assets	7,752	8,340
Total current assets	238,616	311,118

PROGRAM CONTRACT COSTS, less current portion	32,683	49,187
PROPERTY AND EQUIPMENT, net	284,551	269,725
GOODWILL, net	1,010,594	1,007,268
BROADCAST LICENSES, net	401,130	401,130
DEFINITE-LIVED INTANGIBLE ASSETS, net	192,733	198,103
OTHER ASSETS	64,348	35,049
Total assets	$2,224,655	$2,271,580

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,732	$4,849
Accrued liabilities	82,374	89,685
Current portion notes payable, capital leases and commercial bank financing	42,950	98,265
Current portion of notes and capital leases payable to affiliates	3,839	3,985
Current portion of program contracts payable	90,208	85,497
Deferred barter revenues	2,143	2,327
Liabilities held for sale	—	320
Total current liabilities	225,246	284,928

LONG-TERM LIABILITIES:
Notes payable, capital leases and commercial bank financing, less current portion	1,274,386	1,290,899
Notes payable and capital leases to affiliates, less current portion	23,174	20,474
Program contracts payable, less current portion	79,985	97,369
Deferred tax liabilities	313,364	282,317
Other long-term liabilities	52,659	28,263
Total liabilities	1,968,814	2,004,250

MINORITY INTEREST IN CONSOLIDATED ENTITIES	3,067	685

SHAREHOLDERS’ EQUITY:
Class A Common Stock, $.01 par value, 500,000,000 shares authorized, 52,830,025 and 47,552,682 shares issued and outstanding, respectively	528	476
Class B Common Stock, $.01 par value, 140,000,000 shares authorized, 34,453,859 and 38,348,331 shares issued and outstanding, respectively, convertible into Class A Common Stock	345	383
Additional paid-in capital	614,156	596,667
Accumulated deficit	(360,324)	(328,406)
Accumulated other comprehensive loss	(1,931)	(2,475)
Total shareholders’ equity	252,774	266,645
Total liabilities and shareholders’ equity	$2,224,655	$2,271,580

The accompanying notes are an integral part of these consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(In thousands, except per share data)

	2007	2006	2005
REVENUES:
Station broadcast revenues, net of agency commissions	$622,643	$627,075	$606,450
Revenues realized from station barter arrangements	61,790	54,537	54,908
Other operating divisions’ revenue	33,667	24,610	22,597
Total revenues	718,100	706,222	683,955

OPERATING EXPENSES:
Station production expenses	148,707	144,236	149,033
Station selling, general and administrative expenses	140,026	137,995	135,870
Expenses recognized from station barter arrangements	55,662	49,358	50,334
Amortization of program contract costs and net realizable value adjustments	96,436	90,551	70,495
Other operating divisions’ expenses	33,023	24,193	20,944
Depreciation of property and equipment	43,147	45,319	48,941
Corporate general and administrative expenses	24,334	22,795	21,220
Amortization of definite-lived intangible assets and other assets	17,595	17,529	17,480
Impairment of intangibles	—	15,589	—
Total operating expenses	558,930	547,565	514,317
Operating income	159,170	158,657	169,638

OTHER INCOME (EXPENSE):
Interest expense and amortization of debt discount and deferred financing costs	(95,866)	(115,217)	(120,002)
Interest income	2,228	2,008	650
(Loss) gain from sale of assets	(21)	143	(80)
Loss from extinguishment of debt	(30,716)	(904)	(1,937)
Gain from derivative instruments	2,592	2,907	21,778
Income (loss) from equity and cost method investments	601	6,338	(1,426)
Gain on insurance settlement	—	—	1,193
Other income, net	1,227	1,159	721
Total other expense	(119,955)	(103,566)	(99,103)
Income from continuing operations before income taxes	39,215	55,091	70,535

INCOME TAX PROVISION	(18,800)	(6,589)	(36,027)
Income from continuing operations	20,415	48,502	34,508

DISCONTINUED OPERATIONS:
Income from discontinued operations, net of related income tax benefit (provision) of $270, $3,121 and ($1,732), respectively	1,219	3,701	5,400
Gain from discontinued operations, net of related income tax provision of $489, $885 and $80,002, respectively	1,065	1,774	146,024
NET INCOME	22,699	53,977	185,932
PREFERRED STOCK DIVIDENDS	—	—	(5,004)
EXCESS OF PREFERRED STOCK CARRYING VALUE OVER REDEMPTION VALUE	—	—	26,201
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$22,699	$53,977	$207,129

BASIC AND DILUTED EARNINGS PER COMMON SHARE:
Earnings per share from continuing operations	$0.23	$0.57	$0.65
Earnings per share from discontinued operations	$0.03	$0.06	$1.77
Earnings per share	$0.26	$0.63	$2.43
Weighted average common shares outstanding	86,910	85,680	85,380
Weighted average common and common equivalent shares outstanding	87,015	85,694	85,389
Dividends declared per share	$0.625	$0.450	$0.300

The accompanying notes are an integral part of these consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND OTHER COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

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

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

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

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND OTHER COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(In thousands)

	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
BALANCE, December 31, 2006	$476	$383	$596,667	$(328,406)	$(2,475)	$266,645
Adjustment related to adoption of FIN 48, effective January 1, 2007	—	—	—	(589)	—	(589)
Dividends declared on Class A and Class B Common Stock	—	—	—	(54,028)	—	(54,028)
Class A Common Stock issued pursuant to employee benefit plans	14	—	15,638	—	—	15,652
Class B Common Stock converted into Class A Common Stock	38	(38)	—	—	—	—
Tax benefit of nonqualified stock options exercised	—	—	1,851	—	—	1,851
Amortization of net periodic pension benefit costs	—	—	—	—	544	544
Net income	—	—	—	22,699	—	22,699
BALANCE, December 31, 2007	$528	$345	$614,156	$(360,324)	$(1,931)	$252,774

Other comprehensive income:
Net income	$—	$—	$—	$22,699	$—	$22,699
Amortization of net periodic pension benefit costs	—	—	—	—	544	544
Comprehensive income	$—	$—	$—	$22,699	$544	$23,243

The accompanying notes are an integral part of these consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(In thousands)

	2007	2006	2005
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$22,699	$53,977	$185,932
Adjustments to reconcile net income to net cash flows from operating activities:
Amortization of debt discount, net of debt premium	2,678	2,263	600
Depreciation of property and equipment	43,432	46,248	50,831
Recognition of deferred revenue	(19,874)	(8,874)	(4,942)
Accretion of capital leases	912	453	638
(Income) loss from equity and cost method investments	(601)	(6,057)	1,426
Loss (gain) on sale of property	21	(143)	80
Gain on sale of broadcast assets related to discontinued operations	(1,553)	(2,659)	(226,026)
Gain from derivative instruments	(2,592)	(2,907)	(21,778)
Impairment of intangibles	—	15,589	—
Amortization of definite-lived intangible assets and other assets	17,880	18,021	17,997
Amortization of program contract costs and net realizable value adjustments	96,593	90,746	71,337
Amortization of deferred financing costs	3,312	2,509	2,505
Stock-based compensation	3,730	1,905	1,701
Excess tax benefits for stock options exercised	(1,851)	(60)	—
Loss on extinguishment of debt, non-cash portion	3,431	854	1,995
Amortization of derivative instruments	794	538	538
Amortization of net periodic pension benefit costs	544	—	—
Deferred tax provision related to operations	34,379	18,833	43,631
Deferred tax provision (benefit) related to discontinued operations	5,463	(1,177)	36,033
Net effect of change in deferred barter revenues and deferred barter costs	245	(595)	(50)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease (increase) in accounts receivable, net	7,531	(3,366)	2,485
(Increase) decrease in taxes receivable	(10,124)	(3,625)	624
Decrease (increase) in prepaid expenses and other current assets	1,518	3,736	(1,050)
(Increase) decrease in other assets	(8)	(780)	5,151
Increase (decrease) in accounts payable and accrued liabilities	17,733	14,051	(11,687)
Increase in income taxes payable	—	2,255	908
Decrease in other long-term liabilities	(6,523)	(5,573)	(3,390)
Increase (decrease) in minority interest	1,432	(100)	(77)
Dividends and distributions from equity and cost method investees	3,051	7,217	3,219
Payments on program contracts payable	(78,038)	(88,006)	(104,020)
Net cash flows from operating activities	146,214	155,273	54,611

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(23,226)	(16,923)	(16,673)
Payments for acquisition of television stations	—	(1,710)	(15,540)
Payments for acquisitions of other operating divisions’ companies	(39,075)	—	—
Dividends and distributions from cost method investees	583	—	—
Investments in equity and cost method investees	(16,384)	(339)	(970)
Proceeds from the sale of assets	696	2,430	66
Proceeds from the sale of broadcast assets related to discontinued operations	21,036	1,400	295,190
Loans to affiliates	(160)	(143)	(126)
Proceeds from loans to affiliates	157	141	125
Proceeds from the sale of equity investees	—	—	21,500
Proceeds from insurance settlements	—	—	1,193
Net cash flows (used in) from investing activities	(56,373)	(15,144)	284,765

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005 (CONTINUED)

(In thousands)

	2007	2006	2005
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	751,609	75,000	52,000
Repayments of notes payable, commercial bank financing and capital leases	(840,642)	(114,364)	(360,367)
Proceeds from exercise of stock options, including excess tax benefits of $1.9 million, $0.1 million and $0 million, respectively	13,379	1,125	178
Dividends paid on Series D Convertible Exchangeable Preferred Stock	—	—	(5,004)
Dividends paid on Class A and Class B Common Stock	(49,490)	(36,062)	(19,201)
Payments for deferred financing costs	(7,065)	—	(1,913)
Payments for derivative terminations	—	(3,750)	—
Repayments of notes and capital leases to affiliates	(4,060)	(4,325)	(5,905)
Net cash flows used in financing activities	(136,269)	(82,376)	(340,212)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(46,428)	57,753	(836)
CASH AND CASH EQUIVALENTS, beginning of year	67,408	9,655	10,491
CASH AND CASH EQUIVALENTS, end of year	$20,980	$67,408	$9,655

The accompanying notes are an integral part of these consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.         NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Operations

Sinclair Broadcast Group, Inc. is a diversified television broadcasting company that owns or provides certain programming, operating or sales services to television stations pursuant to broadcasting licenses that are granted by the Federal Communications Commission.  We currently own, provide programming and operating services pursuant to local marketing agreements (LMAs) or provide, or are provided, sales services pursuant to outsourcing agreements to 58 television stations in 35 markets.  For the purpose of this report, these 58 stations are referred to as “our” stations.  Our broadcast group is a single reportable segment for accounting purposes and includes diverse network affiliations as follows: FOX (20 stations); MyNetworkTV (17 stations); ABC (9 stations); The CW (9 stations); CBS (2 stations) and NBC (1 station).

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

Discontinued Operations

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we have reported the financial position and results of operations of KOVR-TV in Sacramento, California, KSMO-TV in Kansas City, Missouri, WEMT-TV in Tri-Cities, Tennessee and WGGB-TV in Springfield, Massachusetts as assets and liabilities held for sale in the accompanying consolidated balance sheets and consolidated statements of operations.  Discontinued operations have not been segregated in the consolidated statements of cash flows and, therefore, amounts for certain captions will not agree with the accompanying consolidated balance sheets and consolidated statements of operations.  The operating results of KOVR-TV, KSMO-TV, WEMT-TV and WGGB-TV are not included in our consolidated results from continuing operations for the years ended December 31, 2007, 2006 and 2005.  In accordance with Emerging Issues Task Force Issue No. 87-24, Allocation of Interest to Discontinued Operations, we have allocated $3.6 million of interest expense to discontinued operations for the year ended December 31, 2005.   No interest expense was allocated for the years ended December 31, 2007 and 2006.  See Note 13. Discontinued Operations, for additional information.

Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (FIN 46R).  FIN 46R introduces the variable interest entity consolidation model, which determines control and consolidation based on potential variability in gains and losses of the entity being evaluated for consolidation.  We adopted FIN 46R on March 31, 2004.  We consolidate Variable Interest Entities (VIEs) when we are the primary beneficiary.  All debt held by our VIEs is non-recourse to us.

Our application to acquire the FCC license of WNAB-TV in Nashville, Tennessee is pending FCC approval.  As a result, we have an outsourcing agreement with WNAB-TV to provide certain non-programming related sales, operational and administrative services to WNAB-TV.  The outsourcing agreement is considered a variable interest in WNAB-TV.  We have determined that the WNAB-TV license asset entity is a VIE and that we are the primary beneficiary of variable interests.  As a result, we consolidate the assets and liabilities of WNAB-TV.

Our applications to acquire the FCC licenses of all the television stations owned by Cunningham Broadcasting Corporation (Cunningham) are pending FCC approval.  We have a LMA agreement with each of the television stations that are considered variable interests.  We have determined that the Cunningham license asset entities are VIEs and that we are the primary beneficiary of variable interests.  As a result, we consolidate the assets and liabilities of Cunningham.

During 2007, we made investments in two real estate ventures considered to be VIEs.  We have determined that we are the primary beneficiary of variable interests in these entities; as a result we consolidate the assets and liabilities of these entities.  The activities of the real estate ventures are not material to our consolidated financial statements.

During 2008, we entered into an agreement with an unrelated third party for the right to acquire the licensed assets of KFXA-TV in Cedar Rapids, Iowa, pending FCC approval, for $1.9 million.  We have determined the KFXA-TV license asset entity is a VIE and that we are the primary beneficiary of variable interests of KFXA-TV as a result of the terms of our outsourcing agreement and purchase option.  As a result, we will consolidate the assets and liabilities of KFXA-TV in the first quarter 2008.

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

In July 2007, we acquired FBP Holding Company, LLC (FBP Holding), which holds an investment in a commercial warehouse property located in Baltimore, Maryland, for $8.3 million, consisting of $1.2 million cash, net of cash acquired, and $7.1 million in the assumption of debt.  Debt assumed in conjunction with this acquisition is non-recourse to us.

In September 2007, we acquired Bagby Investors, LLC (Bagby), which holds an investment in a commercial office building in Baltimore, Maryland, for $16.9 million, net of cash acquired.

In November 2007, we acquired Alarm Funding Associates, LLC (Alarm Funding), which is a regional security alarm operating and bulk acquisition company located in Exton, Pennsylvania for $4.9 million, net of cash acquired.  We expect to finalize the purchase price allocation for Alarm Funding in first quarter 2008.

We consolidate the financial statements of these entities.  Their results are included in the financial statements from the date of their acquisition.  These acquisitions are not material to our consolidated financial statements.  These acquisitions are shown in the statement of cash flows as payments for acquisitions of other operating divisions’ companies.  We entered into these acquisitions as part of our strategy to maximize value for our shareholders, which includes diversification through investments in non-television assets.

In February 2008, we acquired the non-licensed assets of KFXA-TV in Cedar Rapids, Iowa for $17.1 million in cash and the right to purchase licensed assets, pending FCC approval, for $1.9 million.  Our CBS affiliate in Cedar Rapids, KGAN-TV, will provide sales and other non-programming related services to KFXA-TV pursuant to a joint sales agreement.  We will consolidate the financial statements of the non-licensed and licensed assets of KFXA-TV in first quarter 2008.

Investments

We use the equity method of accounting for investments in which we have between 20% and 50% ownership interest or when we have significant influence over the operations of the business.  For investments in which we have more than 50% ownership interest, we consolidate the operations; and for investments in which we have less than 20% ownership interest, we use the lower of cost or fair market value method of accounting.  See Note 3. Investments, for more information regarding our investments.

During 2007, we made $17.0 million in cash investments in various real estate ventures including developmental land and apartment and shopping complexes.  All of these investments were accounted for under the equity method of accounting.  In first quarter 2008, we made an add-on cash investment of $4.5 million primarily in developmental land and a $3.0 million cash investment in Patriot Capital II, LP (Patriot Capital).  Patriot Capital provides structured debt and mezzanine financing to small businesses.  After the initial $3.0 million investment, our remaining unfunded commitment to Patriot Capital is $17.0 million.

Recent Accounting Pronouncements

In February 2007, the Financial Standards Accounting Board (FASB) issued Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (SFAS 159).  The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates.  Unrealized gains and losses on items for which the fair value option has been elected are to be reported in earnings at each subsequent reporting date.  This Statement is effective for our fiscal year beginning January 1, 2008.  We currently have no plans to apply the option provisions of SFAS 159 to our consolidated financial statements.

In May 2007, the FASB issued FASB Staff Position (FSP) FIN 48-1, Definition of ‘Settlement’ in FASB Interpretation No. 48.  This FSP amends FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.  The guidance in this FSP should be applied by companies upon the initial adoption of FIN 48.  We adopted FIN 48 in 2007, see Note 10. Income Taxes for more information.  This FSP and FIN 48 did not have a material impact on our consolidated financial statements.

In June 2007, the Emerging Issues Task Force (EITF) issued the consensus on Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.  The provisions require companies to recognize the tax benefits of dividends on unvested share-based payments in equity and reclassify the tax benefits from additional paid-in capital to the income statement when the related award is forfeited.  The provisions are effective prospectively starting January 1, 2008.  The impact of this issue will not have a material effect to our consolidated financial statements.

In July 2007, the FASB issued FSP, APB 14-a, an interpretation of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.  This proposed FSP provides clarification on the accounting for convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement.  If issued, the guidance could significantly impact the accounting for instruments commonly referred to as Instrument C, which is structured so that upon conversion, the principal amount of the obligation is paid in cash and the conversion spread is settled in cash or shares.  This proposed FSP would require the issuer to bifurcate a component of the debt and classify that component in shareholder’s equity, then accrete the resulting discount on the debt resulting in interest expense equal to the issuer’s nonconvertible debt borrowing rate.  The expected effective date is for fiscal years beginning after January 1, 2009 and is required to be retroactively applied.  Such a change in the accounting for convertible debt securities could have a material impact on our consolidated financial statements.

In November 2007, the FASB issued FSP FAS 142-f, Goodwill and Other Intangible Assets.  This proposed FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of an intangible asset under FASB Statement No. 142, Goodwill and Other Intangibles (FAS 142).  The FSP aims to improve the consistency between the useful life of an intangible asset as determined under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141, Business Combinations, and other applicable accounting literature.  As a result of this FSP, entities generally will be able to align the assumptions used for valuing an intangible asset with those used to determine its useful life. This FSP will be effective for financial statements issued for fiscal years beginning after June 15, 2008 and interim periods within those fiscal years.  We are currently evaluating the effect of this statement on our consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standard No 141 (revised 2007), Business Combinations (FAS 141(R)).  FAS 141(R) requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions.  In addition to new disclosure requirements, FAS 141(R) also makes the following significant changes: acquisition costs are expensed as incurred, noncontrolling interests are valued at fair value at the acquisition date, acquired contingencies are recorded at fair value at the acquisition date and subsequently re-measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies, in-process research and development costs are recorded at fair value as an indefinite-lived intangible asset at the acquisition date, restructuring costs are expensed subsequent to the acquisition date and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally affect income tax expense.  This statement is effective for business combinations in which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and early adoption is prohibited.  We are currently evaluating the effect of this statement on our consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standard No.  160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51 (FAS 160).  This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity.  The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement.  Changes in a parent’s ownership interest that result in deconsolidation of a subsidiary will result in the recognition of a gain or loss in net income when the subsidiary is deconsolidated.  FAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.  The statement is effective for fiscals years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  We are currently evaluating the effect of this statement on our consolidated financial statements.

In February 2008, the FASB issued FSP FAS 157-1 and FSP FAS 157-2, Fair Value Measurements.  FSP FAS 157-1 amends FASB Statement No. 157, Fair Value Measurements (FAS 157) to exclude FASB Statement No. 13, Accounting for Leases (FAS 13), and its related interpretive accounting pronouncements that address leasing transactions.  The FASB decided to exclude leasing transactions covered by FAS 13 (except those arising from a business combination) in order to allow it to more broadly consider the use of fair value measurements for these transactions as part of its project to comprehensively reconsider the accounting for leasing transactions.  FAS 157-2 delays the effective date of FAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.   The FSP states that the application of FAS 157 for non-financial assets and non-financial liabilities will be delayed until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.  FAS 157 was issued in September 2006 and defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This standard is effective for the year ended December 31, 2008.  The application of FAS 157 will not have a material impact on our consolidated financial statements.

SAB No. 108

We adopted Staff Accounting Bulletin (SAB) 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (SAB 108), during 2006 and recorded a cumulative effect adjustment of $0.2 million (net of income taxes of $6.0 million), to increase retained earnings as of January 1, 2006.  The adjustment was comprised of the following components (in millions):

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

Under the rollover method of evaluating misstatements, we previously concluded that the misstatements noted above were immaterial to all prior years’ results.  The misstatements under the iron curtain method described in SAB 108, as well as, the provisions of SAB 99, were material to 2006 results, and therefore, were reflected as a cumulative effect adjustment to retained earnings as of January 1, 2006.

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

The rights to this programming are reflected in the accompanying consolidated balance sheets at the lower of unamortized cost or estimated net realizable value.  Estimated net realizable values are based on management’s expectation of future advertising revenues, net of sales commissions, to be generated by the program material.  Amortization of program contract costs is generally computed using either a four-year accelerated method or based on usage, whichever method results in the most amortization for each program.  Program contract costs estimated by management to be amortized in the succeeding year are classified as current assets.  Payments of program contract liabilities are typically made on a scheduled basis and are not affected by adjustments for amortization or estimated net realizable value.

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

Other Assets

Other assets as of December 31, 2007 and 2006 consisted of the following (in thousands):

	2007	2006
Equity and cost method investments	$31,192	$17,894
Unamortized costs related to securities issuances	13,860	14,636
Fair value of derivative instruments (a)	9,039	—
Tax contingency receivable	7,587	—
Other	2,670	2,519
Total other assets	$64,348	$35,049

a)              During February 2008, the counterparty to these derivative instruments terminated the agreements.

Impairment of Long-lived Assets

Under the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), we periodically evaluate our long-lived assets for impairment and will continue to evaluate them as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable.  We evaluate the recoverability of long-lived assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them.  At the time that such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are tested for impairment by comparing their fair value to the carrying value.  We typically estimate fair value using discounted cash flow models and appraisals.  There was no impairment charge recorded for the year ended December 31, 2007.  For the year ended December 31, 2006, we recorded a $3.7 million impairment charge in our consolidated statement of operations.  See Note 5. Goodwill and Other Intangible Assets, for more information.

Accrued Liabilities

Accrued liabilities consisted of the following as of December 31, 2007 and 2006 (in thousands):

	2007	2006
Compensation	$18,170	$16,847
Interest	11,290	19,892
Dividends payable	15,139	10,640
Other accruals relating to operating expenses	23,564	27,329
Deferred revenue	14,211	14,977
Total accrued liabilities	$82,374	$89,685

We do not accrue for repair and maintenance activities in advance of planned or unplanned major maintenance activities.  We generally expense these activities when incurred.

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement’s carrying amounts and the tax bases of assets and liabilities.  We provide a valuation allowance for deferred tax assets relating to various federal and state net operating losses (NOLs) that are carried forward.  As of December 31, 2007, valuation allowances have been provided for a substantial amount of our available federal and state NOLs.  We evaluate the need and extent of a valuation allowance based on the expected timing of the reversals of existing temporary book/tax differences, alternative tax strategies and projected future taxable income.  If we are unable to generate sufficient taxable income, or if there is a material change in our projected taxable income, or if there is a change in our ability to use NOL carryforwards due to changes in federal and state laws, we will make any necessary adjustments to the valuation allowance.  Management periodically performs a comprehensive review of our tax positions and accrues amounts for tax contingencies.  Based on these reviews, the status of ongoing audits and the expiration of applicable statute of limitations, accruals are adjusted as necessary in accordance with the recognition provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

Supplemental Information — Statements of Cash Flows

During 2007, 2006 and 2005, we had the following cash transactions (in thousands):

	2007	2006	2005
Income taxes paid related to continuing operations	$258	$654	$776
Income taxes paid related to sale of discontinued operations	$—	$4,057	$37,355
Income tax refunds received related to continuing operations	$7,756	$4,993	$394
Income tax refunds received related to discontinued operations	$157	$6,762	$93
Interest paid	$97,649	$109,459	$120,163
Payments related to extinguishment of debt	$27,285	$50	$628
Debt assumed in conjunction with the acquisition of other operating divisions’ companies	$7,120	$—	$—

Non-cash barter and trade expense are presented in the consolidated statements of operations.  Non-cash transactions related to capital lease obligations were $8.9 million, $3.3 million and $1.0 million for the years ended December 31, 2007, 2006 and 2005, respectively.  Debt assumed in conjunction with the acquisition of other operating divisions’ companies is non-recourse to us.

Local Marketing Agreements

We generally enter into local marketing agreements (LMAs) and similar arrangements with stations located in markets in which we already own and operate a station.  Under the terms of these agreements, we make specified periodic payments to the owner-operator in exchange for the right to program and sell advertising on a specific portion of the station’s inventory of broadcast time.  Nevertheless, as the holder of the FCC license, the owner-operator retains control and responsibility for the operation of the station, including responsibility over all programming content broadcast on the station.

Included in the accompanying consolidated statements of operations for the years ended December 31, 2007, 2006 and 2005 are net revenues of $109.3 million, $120.0 million and $118.6 million, respectively, that relate to LMAs.

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

Our retransmission consent agreements contain both advertising and retransmission consent elements.  We have determined that our retransmission consent agreements are revenue arrangements with multiple deliverables and fall within the scope of EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (EITF 00-21).  Advertising and retransmission consent deliverables sold under our agreements are separated into different units of accounting at fair value.   Revenue applicable to the advertising element of the arrangement is recognized similar to the advertising revenue policy noted above.  Revenue applicable to the retransmission consent element of the arrangement is recognized ratably over the life of the agreement.

Network compensation revenue is recognized ratably over the term of the contract.  All other significant revenues are recognized as services are provided.

Network Compensation

On January 24, 2006, CBS Corporation (CBS) and Warner Bros. Entertainment (Warner Bros.) announced their intent to merge the operations of their respective networks, UPN and The WB, under a broadcasting network called The CW.  On August 1, 2004, we entered into an affiliation agreement with UPN (for six stations) that was set to expire July 31, 2007.  The agreement was for the networks to produce and distribute programming in exchange for each station’s commitment to air the programming at specified times and for commercial announcement time during programming.  Under this agreement, UPN was to pay us a fixed amount as revenue for each station during the first two years, in equal installments at the beginning of each month.  No payment was due from UPN in the third year of the agreement.  The amount received from UPN had been recognized over the term of the agreement and a pro-rata portion of the revenue had been deferred to be recognized in the third year.

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

Restructuring Costs

During the year ended December 31, 2006, we incurred costs in our broadcast segment associated with restructuring the news operations at certain of our stations.  Specifically, on or before March 31, 2006, we ceased our locally-produced news broadcasts in nine of our markets and, consequently, let go our news employees and cancelled our news-related contracts.  We recorded restructuring charges in station production expenses.  As of December 31, 2007, there was no remaining unpaid balance related to the restructuring plan.

Advertising Expenses

Advertising expenses are recorded in the period when incurred and are included in station production expenses.  Total advertising expenses from continuing operations, net of advertising co-op credits, were $8.4 million, $7.7 million and $8.3 million for the years ended December 31, 2007, 2006 and 2005, respectively.

We receive, from time to time, up front payments from service providers.  Such amounts are recognized as a reduction in selling, general and administrative expenses on a straight-line basis over the term of the contracts.

Financial Instruments

Financial instruments, as of December 31, 2007 and 2006, consisted of cash and cash equivalents, trade accounts receivable, notes receivable (which are included in other current assets), derivatives, accounts payable, accrued liabilities and notes payable.  The carrying amounts approximate fair value for each of these financial instruments, except for the notes payable.  See Note 6. Notes Payable and Commercial Bank Financing, for additional information regarding the fair value of notes payable.

Pension

In September 2006, the FASB issued SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS 158).  SFAS 158 requires us to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of our pension plan in our consolidated financial statements.  At adoption, we recorded an adjustment to accumulated other comprehensive loss of $2.5 million (net of taxes of $1.7 million) that represented the net unrecognized actuarial losses which we previously netted against the plan’s funded status in our consolidated financial statements pursuant to the provisions of Statement 87.  As of December 31, 2007 and 2006, we have recognized a liability of zero and $0.4 million, respectively, representing the under funded status of our defined benefit pension plan, which is included in other long-term liabilities in the accompanying consolidated balance sheet.

Reclassifications

Certain reclassifications have been made to prior years’ consolidated financial statements to conform to the current year’s presentation.

2.         STOCK-BASED COMPENSATION PLANS:

Description of Awards

We have seven types of stock-based compensation awards: compensatory stock options (options), restricted stock awards (RSAs), an employee stock purchase plan (ESPP), employer matching contributions (the Match) for participants in our 401(k) plan, stock-settled appreciation rights (SARS), subsidiary stock awards and stock grants to our non-employee directors.  Below is a summary of the key terms and methods of valuation of our stock-based compensation awards:

Options.  In June 1996, our Board of Directors adopted, upon approval of the shareholders by proxy, the 1996 Long-Term Incentive Plan (LTIP).  The purpose of the LTIP is to reward key individuals for making major contributions to our success and the success of our subsidiaries and to attract and retain the services of qualified and capable employees.  Options granted pursuant to the LTIP must be exercised within 10 years following the grant date.  A total of 14,000,000 shares of Class A Common Stock are reserved for awards under this plan.  As of December 31, 2007, 10,245,384 shares (including forfeited shares) were available for future grants.

On April 21, 2005, we accelerated the vesting of 390,039 stock options, which were all of our outstanding unvested options at that time.  We accelerated the vesting of these options to prevent recognizing an expense of approximately $0.8 million, before taxes, in 2006 and future periods.  The acceleration of the vesting resulted in a modification to the original options.  In accordance with FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock-Based Compensation (FIN 44), we recorded an immaterial compensation charge based on the intrinsic value of the awards (as defined by FIN 44) as measured on the modification date.  The exercise prices of these options ranged from $7.39 to $15.19 per share and there was no material impact to earnings as a result of this acceleration because most options had an exercise price that was above the trading price on the vesting date.  We have not issued any options subsequent to accelerating the vesting in 2005.

The following is a summary of changes in outstanding stock options:

	Options	Weighted-Average Exercise Price	Exercisable	Weighted-Average Exercise Price
Outstanding at December 31, 2004	6,576,520	$15.73	5,950,757	$15.73
2005 Activity:
Granted	2,000	$8.24	—	—
Exercised	(20,750)	$7.76	—	—
Forfeited	(205,050)	$14.91	—	—
Outstanding at December 31, 2005	6,352,720	$15.78	6,352,720	$15.78

2006 Activity:
Granted	—	$—	—	—
Exercised	(119,275)	$8.95	—	—
Forfeited	(3,149,770)	$15.20	—	—
Outstanding at December 31, 2006	3,083,675	$16.53	3,083,675	$16.53

2007 Activity:
Granted	—	$—	—	—
Exercised	(1,131,425)	$10.19	—	—
Forfeited	(370,000)	$17.14	—	—
Outstanding at December 31, 2007	1,582,250	$20.71	1,582,250	$20.71

Outstanding	Exercise Price	Weighted-Average Remaining Contractual Life (In Years)	Exercisable	Weighted Average Exercise Price
177,250	$6.68 — 9.95	3.9	177,250	$8.68
294,000	$10.09 — 15.06	4.6	294,000	$12.58
911,000	$17.00 — 25.32	0.2	911,000	$24.09
200,000	$26.30 — 28.42	0.6	200,000	$27.91
1,582,250	$6.68 — 28.42		1,582,250	$20.71

We do not expect to issue options in future periods.  In the event the Board of Directors decides to issue options, we would be required to determine the method we would use to estimate the fair value, such as the Black-Scholes method or a lattice method.  Additionally, we would be required to estimate certain assumptions, including expected volatility and estimated forfeitures.

Designated Participants Stock Option Plan.  In connection with our initial public offering in June 1995, our Board of Directors adopted an Incentive Stock Option Plan for Designated Participants (Designated Participants Stock Option Plan) pursuant to which options for shares of Class A Common Stock were granted to certain of our key employees.  Options granted pursuant to Designated Participants Stock Option Plan must be exercised within 10 years following the grant date.  As of December 31, 2005, no shares were available for future grants because the Plan expired in June 2005, the tenth anniversary date of the Plan.  The Designated Participants Stock Option Plan participants forfeited shares during 2007.  As of December 31, 2007, there were 5,000 shares outstanding.

RSAs.  RSAs are granted to employees pursuant to the LTIP.  RSAs have certain restrictions that lapse over three years at 25%, 25% and 50%, respectively.  As the restrictions lapse, the stock may be freely traded on the open market.  On April 2, 2007, we awarded 55,500 RSAs that had a fair value of $15.78 per share, which was the value of the stock on the trading date immediately prior to the grant date.  On April 3, 2006, we awarded 40,000 RSAs that had a fair value of $7.81 per share, which was the value of the stock on the trading date immediately prior to the grant date.  As of December 31, 2007, 10,000 shares were vested.  We did not issue any RSAs in 2005.  For the years ended December 31, 2007 and 2006, we recorded expense of $0.3 million and less than $0.1 million, respectively; and we will continue to record expense related to this grant using a straight-line methodology over the 3-year lapse period.  This expense will reduce our consolidated income, but it will have no effect on our consolidated cash flows.  Additionally, any RSAs for which the restrictions have lapsed will be included in total shares outstanding, which will have a dilutive effect on our earnings per share.  Any RSAs for which the restrictions have not lapsed will be included in total equivalent shares outstanding, based on the treasury stock method, which could have a dilutive effect on our diluted earnings per share.

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

The initial exercise price for options under the ESPP is 85% of the lesser of the fair market value of the common stock as of the first day of the payroll deduction period and as of the last day of that period. No participant can purchase more than $25,000 worth of our common stock over all payroll deduction periods ending during the same calendar year.  We value the stock options under the ESPP using the Black-Scholes option pricing model, which incorporates the following assumptions as of December 31, 2007 and 2006:

	2007	2006
Risk-free interest rate	5.23%	5.37%
Expected life	90 days	90 days
Expected volatility	38.38%	23.25%
Annual dividend yield	5.60%	6.43%

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

The stock-based compensation expense recorded related to the ESPP for the year ended December 31, 2007 and 2006 was $0.2 million and $0.1 million, respectively.  Less than 0.1 million shares were issued to employees during the year ended December 31, 2007.  This expense reduced our consolidated income, but it had no effect on our consolidated cash flows.  See 2005 Pro Forma Compensation below for our accounting treatment during the year ended December 31, 2005.  Additionally, options issued under the ESPP are included in the total shares outstanding at the end of each period, which results in a dilutive effect on our basic and diluted earnings per share.

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

The value of the Match is based on the level of elective deferrals into the 401(k) plan.  The amount of shares of our Class A Common Stock used to make the Match is determined using the closing price on or about March 1st of each year for the previous calendar year’s Match.  The Match is discretionary and is equal to a maximum of 50% of elective deferrals by eligible employees, capped at 4% of the employee’s total cash compensation.  For the years ended December 31, 2007, 2006 and 2005, we recorded $1.9 million, $1.6 million and $1.7 million, respectively, of compensation expense related to our match.  The 2007 match of $1.9 million for the year ended December 31, 2007, will be made using our Class A Common Stock in March 2008.

SARs.  On April 2, 2007, 200,000 SARs were granted pursuant to the LTIP.  The SARs have a 10-year term and vest immediately.  The SARs had a grant date fair value of $1.0 million.  We valued the SARs using the Black-Scholes model and the following assumptions:

Risk-free interest rate	5.17%
Expected life	10 years
Expected volatility	36.16%
Annual dividend yield	3.96%

For the year ended December 31, 2007, we recorded compensation expense of $1.0 million related to this grant.  We did not issue any SARs in 2006 or 2005.  This expense reduced our consolidated income, but had no effect on our consolidated cash flows.  During 2007, these SARs had no effect on the shares used in our basic and diluted earnings per share.

Subsidiary Stock Awards.  From time to time, we grant subsidiary stock awards to employees.  The subsidiary stock is typically in the form of a membership interest in a consolidated limited liability company, not traded on a public exchange and valued based on the estimated fair value of the subsidiary.  Fair value is typically estimated using discounted cash flow models and appraisals.  These stock awards vest immediately.  For the year ended December 31, 2007, we recorded compensation expense of $0.7 million related to these awards.  We did not issue any subsidiary stock awards in 2006 or 2005.  This expense reduced our consolidated income, but had no effect on our consolidated cash flows.  These awards have no effect on the shares used in our basic and diluted earnings per share.

Stock Grants to Non-Employee Directors.  In addition to their base compensation, on the date of each of our annual meetings of shareholders, each non-employee director receives a grant of shares of Class A Common Stock pursuant to the LTIP.  In 2007 and 2006, each non-employee director received 5,000 shares and 2,000 shares, respectively.  On May 10, 2007, we granted 25,000 shares that had a fair value of $15.27 per share, which was the closing value of the stock on the date of grant.  On May 11, 2006, we granted 10,000 shares that had a fair value of $8.09 per share, which was the closing value of the stock on the date of grant.  On August 2, 2005, we granted 10,000 shares that had a fair value of $9.10 per share, which was the closing value of the stock on the date of that grant.  We recorded an expense of $0.4 million, less than $0.1 million and less than $0.1 million on the date of grant for the years ended December 31, 2007, 2006 and 2005, respectively.  This expense reduced our consolidated income, but it had no effect on our consolidated cash flows.  Additionally, these shares are included in the total shares outstanding, which results in a dilutive effect on our basic and diluted earnings per share.

2005 Pro Forma Compensation

For the year ended December 31, 2005, we applied the intrinsic value method of accounting for stock options as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, which was permitted by SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123).  Accordingly, no expense was recognized for our options or shares granted under the ESPP.  Had compensation expense related to our stock options and shares under the ESPP been determined consistent with SFAS 123, our net income available to common shareholders for the year ended December 31, 2005 would approximate the pro forma amounts below (in thousands, except per share data):

For the Year Ended December 31,
2005

Net income available to common shareholders	$207,129
Add: Stock-based employee compensation expense included in net income, net of related tax effects	833
Less: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(1,823)
Net income available to common shareholders, pro forma	$206,139

Basic and diluted earnings per share:
As reported	$2.43
Pro forma	$2.41

3.     INVESTMENTS:

Allegiance Capital Limited Partnership

As of December 31, 2007 and 2006, our limited partnership interest in Allegiance Capital Limited Partnership (Allegiance) was 96.7% and 97.0%, respectively.  Allegiance is a private mezzanine venture capital fund, which invests in the subordinated debt and equity of privately held companies.  The partnership is structured as a debenture Small Business Investment Company (SBIC) and is a federally licensed SBIC.  Since we do not have control, but only significant influence, we account for our investment in Allegiance under the equity method of accounting.

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

We have other cost and equity investments in private investment funds, real estate ventures and privately held small businesses.  Management does not believe that these investments individually, or in the aggregate, are material to the accompanying consolidated financial statements.

In the event that one or more of our investments are significant, we are required to disclose summarized financial information.  The table below presents the unaudited summarized financial information for these investments for the years ended December 31, 2007, 2006 and 2005, respectively (in thousands):

	As of December 31,
	2007	2006
Current assets	$2,207	$3,508
Long-term assets	23,804	22,427
Total assets	$26,011	$25,935

Current liabilities	$317	$304
Long-term liabilities	15,851	14,854
Total liabilities	16,168	15,158

Equity	9,843	10,777
Total liabilities and equity	$26,011	$25,935

	For the Years Ended December 31,
	2007	2006	2005
Operating revenue	$3,323	$2,581	$673,572
Cost of sales	$—	$—	$564,025
Operating expenses	$1,737	$1,573	$97,252
Income from continuing operations	$2,429	$8,570	$6,682
Net income	$2,429	$8,570	$6,682

Impairment of Investments

Each quarter, we review our investments for impairment.  For any investments that indicate a potential impairment, we estimate the fair values of those investments using discounted cash flow models, unrelated third party valuations or industry comparables, based on the various facts available to us.  As a result of these reviews, we recorded impairments of $1.0 million in the consolidated statements of operations for the year ended December 31, 2007 and $1.5 million for the year ended December 31, 2005.  No impairment was recorded for the year ended December 31, 2006.

4.     PROPERTY AND EQUIPMENT:

Property and equipment are stated at cost, less accumulated depreciation.  Depreciation is computed under the straight-line method over the following estimated useful lives:

Buildings and improvements	10 - 30 years
Station equipment	5 - 10 years
Office furniture and equipment	5 - 10 years
Leasehold improvements	Lesser of 10 - 30 years or lease term
Automotive equipment	3 - 5 years
Property and equipment under capital leases	Lease term

Property and equipment consisted of the following as of December 31, 2007 and 2006 (in thousands):

	2007	2006
Land and improvements	$18,444	$15,900
Buildings and improvements	87,998	57,455
Station equipment	363,952	346,741
Office furniture and equipment	46,854	46,060
Leasehold improvements	15,424	15,072
Automotive equipment	11,254	10,852
Capital leased assets	81,752	75,473
Construction in progress	1,374	9,848
	627,052	577,401
Less: accumulated depreciation	(342,501)	(307,676)
	$284,551	$269,725

Depreciation related to capital leases is included in depreciation expense in the consolidated statements of operations.  We recorded depreciation expense of $4.8 million, $4.9 million and $4.6 million for the years ended December 31, 2007, 2006 and 2005, respectively.

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

5.     GOODWILL AND OTHER INTANGIBLE ASSETS:

SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142) requires that goodwill be tested for impairment at the reporting unit level at least annually.  We have determined that our designated marketing areas (DMAs) are reporting units under SFAS 142.  Annually, we test for impairment by comparing the book value of our reporting units, including goodwill, to the estimated fair value of our reporting units.  We estimate the fair value of our reporting units using a combination of observed earnings multiples paid for comparable television stations, discounted cash flow models and appraisals.

We test our goodwill and indefinite-lived intangible assets for impairment annually as of October 1, using the methodologies provided in SFAS 142.  There was no impairment charge recorded for 2007 and 2005 based on the results of our testing.  In 2006, we determined that the carrying value of goodwill of a reporting unit exceeded its fair value.  As required, we calculated the fair value of goodwill, and as a result, we recorded an $11.9 million impairment charge in our consolidated statements of operations during the year ended December 31, 2006.

Definite-lived intangible assets and other assets subject to amortization are being amortized on a straight-line basis over periods of 5 to 25 years.  These amounts result from the acquisition of certain television station non-license assets.  We analyze specific definite-lived intangibles for impairment when events occur that may impact their value in accordance with Statement 144, Accounting for Impairment or Disposal of Long-Lived Assets.  There was no impairment charge recorded for 2007 and 2005.  During the year ended December 31, 2006 and in conjunction with the above-mentioned impairment of goodwill, we determined that the decaying advertiser base definite-lived intangible asset of a station was impaired and as a result, we recorded a $3.7 million impairment charge in our consolidated statement of operations.  The following table shows the gross carrying amount and accumulated amortization of intangibles and estimated amortization related to continuing operations (in thousands):

	Weighted Average Amortization Period	As of December 31, 2007		As of December 31, 2006
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Amortized intangible assets:
Network affiliation	25 years	$239,235	$(100,106)	$240,698	$(90,790)
Decaying advertiser base	15 years	122,358	(94,862)	122,625	(89,137)
Other	15 years	51,557	(25,449)	37,932	(23,225)
Total		$413,150	$(220,417)	$401,255	$(203,152)

The amortization expense of the definite-lived intangible assets and other assets for the years ended December 31, 2007, 2006 and 2005 was $17.6 million, $17.5 million and $17.5 million, respectively.  The following table shows the estimated amortization expense of the definite-lived intangible assets and other assets for the next five years (in thousands):

For the year ended December 31, 2008	$17,941
For the year ended December 31, 2009	$17,557
For the year ended December 31, 2010	$17,089
For the year ended December 31, 2011	$15,763
For the year ended December 31, 2012	$14,607

As of December 31, 2007 and 2006, the carrying amount of our broadcast licenses related to continuing operations was $401.1 million.

The change in the carrying amount of goodwill related to continuing operations was as follows (in thousands):

	As of December 31,
	2007	2006
Beginning balance	$1,007,268	$1,040,234
Goodwill impairment charge	—	(11,882)
Consolidation of variable interest entity and other (a)	—	(21,084)
Acquisition of other operating divisions’ companies (b)	3,326	—
Ending balance	$1,010,594	$1,007,268

(a)          During 2006, the primary change in goodwill was the result of the recognition of tax benefits related to purchase business combinations.  See Note 10. Income Taxes, for further information.

(b)         Includes goodwill from the acquisitions of Triangle and Alarm Funding.  We expect to finalize the purchase price allocation for Alarm Funding in first quarter 2008.  See Note 1. Acquisitions, for further information.

6.     NOTES PAYABLE AND COMMERCIAL BANK FINANCING:

Bank Credit Agreement

On May 12, 2005, we amended and restated our existing Bank Credit Agreement, lowering our annual interest rate.  The Bank Credit Agreement in effect on December 31, 2005, included a Term Loan A Facility (the Term Loan A) of $100.0 million and a Revolving Credit Facility (the Revolver) of $175.0 million maturing on December 31, 2011 and June 30, 2011, respectively.  As part of the amendment, we fully redeemed our $150.0 million Term Loan A Facility and $250.0 million Term Loan C Facility with proceeds from the sale of KOVR-TV in Sacramento, California, cash on hand and the $100.0 million Term Loan A.

On December 21, 2006, we amended and restated the Bank Credit Agreement again.  As part of the amendment, in addition to the Term Loan A and the Revolver, the Bank Credit Agreement now includes a Term Loan A-1 facility (the Term Loan A-1) of $225.0 million maturing on December 31, 2012.  On January 19, 2007, we borrowed net proceeds of $225.0 million under our Term Loan A-1 and used these proceeds, along with cash on hand and additional borrowing, to fully redeem our 8.75% Senior Subordinated Notes, due 2011.  See 8.75% Senior Subordinated Notes, Due 2011 below for additional information.

Availability under the Revolver does not reduce incrementally and terminates at maturity.  We are required to prepay the Term Loan A-1 and Term Loan A and reduce the Revolver with (i) 100% of the net proceeds of any casualty loss or condemnation and (ii) 100% of the net proceeds of any sale or other disposition of our assets in excess of $5.0 million in the aggregate in any 12 month period, to the extent such proceeds are not used to acquire new assets.

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

As a result of amending the Bank Credit Agreement, during 2005, we incurred debt acquisition costs of $2.0 million and recognized a loss of $1.6 million, which represents the write-off of certain debt acquisition costs associated with indebtedness replaced by the new facilities.  The loss was computed in accordance with EITF No. 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments.  As a result of amending the Bank Credit Agreement, during 2006, we incurred debt acquisition costs of $1.6 million.

The Bank Credit Agreement is not publicly traded on a market; therefore, it is not practicable for us to calculate the fair value associated with this financial instrument.  The weighted average interest rates of the Term Loan A for the year and the month ended December 31, 2007 were 5.99% and 5.56%, respectively.  The weighted average interest rates of the Term Loan A for the year and the month ended December 31, 2006, were 5.88% and 6.07%, respectively.  The weighted average interest rates of the Term Loan A-1 for the year and month ended December 31, 2007, were 6.25% and 5.81%, respectively.  During 2007, 2006 and 2005, the interest expense relating to the Bank Credit Agreement was $19.6 million, $6.0 million and $9.3 million, respectively.

8.75% Senior Subordinated Notes, Due 2011

In December 2001, we completed an issuance of $310.0 million aggregate principal amount of 8.75% Senior Subordinated Notes, due 2011 (the 8.75% Notes).  Interest on the 8.75% Notes is paid semiannually on June 15 and December 15 of each year.  The 8.75% Notes were issued under an indenture among us, our subsidiaries (the guarantors) and the trustee.

During 2005, we repurchased, in the open market, $2.6 million of the 8.75% Notes at face value.  The $0.2 million in costs related to these repurchases have been recorded as a loss from extinguishment of debt in our consolidated statements of operations.

On January 19, 2007, we borrowed net proceeds of $225.0 million under our Term Loan A-1 pursuant to our amended and restated Bank Credit Agreement.  On January 22, 2007, we used these proceeds along with $59.4 million of cash on hand and additional borrowings of $23.0 million under our Revolving Credit Facility to redeem the aggregate principal amount of $307.4 million of our 8.75% Notes.  The redemption was effected in accordance with the terms of the indenture governing the 8.75% Notes at a redemption price of 104.375% of the principal amount of the 8.75% Notes plus accrued and unpaid interest.  As a result of the redemption, we recorded a loss from extinguishment of debt of $15.7 million representing the redemption premium and write-off of certain debt acquisition costs.

Interest expense was $1.6 million, $26.9 million and $27.0 million for the years ended December 31, 2007, 2006 and 2005, respectively.  Based on the quoted market price, the fair value of the 8.75% Notes as of December 31, 2006 was $322.2 million.

8.0% Senior Subordinated Notes, Due 2012

From March 2002 through May 29, 2003, we issued $650.0 million aggregate principal amount of 8.0% Senior Subordinated Notes, due 2012 (the 8.0% Notes).  Interest on the 8.0% Notes is paid semiannually on March 15 and September 15 of each year, beginning September 15, 2002.  The 8.0% Notes were issued under an indenture among us, certain of our subsidiaries (the guarantors) and the trustee.

On June 11, 2007 and June 18, 2007, we partially redeemed $300.0 million and $45.0 million, respectively, of our existing 8.0% Notes at a redemption price of 104% of the principal amount of the 8.0% Notes plus accrued and unpaid interest with net proceeds from the offering of the 3.0% Convertible Senior Notes, due 2027 (the 3.0% Notes) and cash on hand.  As a result of the partial redemption, we recorded a loss from extinguishment of debt of $15.0 million representing the redemption premium and write-off of certain debt acquisition costs, a debt premium and an unamortized derivative asset.

In addition to the partial redemption noted above, during 2007 and 2006, we repurchased, in the open market, $9.9 million and $23.7 million, respectively, of the 8.0% Notes at face value.  The $2.3 million and $0.4 million in costs related to these repurchases for the years ended December 31, 2007 and 2006, respectively, have been recorded as a loss from extinguishment of debt in our consolidated statements of operations.  During January 2008, we repurchased, in the open market, $6.9 million of the 8.0% Notes at face value.  As of December 31, 2007, the outstanding face amount of the 8.0% Notes was $263.4 million.

We may redeem all of the 8.0% Notes on or after March 15, 2007 at a redemption premium of 4.0%, reducing incrementally to 0.0% after March 15, 2010.  We may consider making a tender offer to repurchase some or all of these notes in the future.

Interest expense was $34.0 million, $50.2 million and $51.7 million for the years ended December 31, 2007, 2006 and 2005, respectively.  Based on the quoted market price, the fair market value of the 8.0% Notes was $269.3 million at December 31, 2007 and $633.8 million at December 31, 2006.

6.0% Convertible Debentures, Due 2012

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

During 2006 and 2005, we repurchased, in the open market, $8.6 million and $5.0 million, respectively, of the Convertible Debentures at a discount.  The $0.5 million and $0.3 million in costs related to these repurchases for the years ended December 31, 2006 and 2005, respectively, have been recorded as a loss from extinguishment of debt in our consolidated statements of operations.

We may redeem all of these notes on or after September 15, 2005 at a redemption premium of 1.2%, September 15, 2006 at a redemption premium of 0.6% and reducing to 0.0% on or after September 15, 2007.

Interest expense for the Convertible Debentures was $9.2 million, $9.2 million and $7.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.  Based on the quoted market price, the fair value of the Convertible Debentures as of December 31, 2007 and 2006, was $136.8 million and $139.7 million, respectively.

4.875% Convertible Senior Notes, Due 2018

During May 2003, we completed a private placement of $150.0 million aggregate principal amount of 4.875% Convertible Senior Notes, due 2018 (the 4.875% Notes).  The 4.875% Notes were issued at par, mature on July 15, 2018, and have the following characteristics:

•                  the 4.875% Notes are convertible into shares of our Class A Common Stock at the option of the holder upon certain circumstances.  The conversion price is $22.37 until March 31, 2011, at which time the conversion price increases quarterly until reaching $28.07 on July 15, 2018;

•                  the 4.875% Notes may be put to us at par on January 15, 2011 or called thereafter by us;

•                  the 4.875% Notes bear cash interest at an annual rate of 4.875% until January 15, 2011 and bear cash interest at an annual rate of 2.00% from January 15, 2011 through maturity;

•                  the principal amount of the 4.875% Notes will accrete to 125.66% of the original par amount from January 15, 2011 to maturity so that when combined with the cash interest, the yield to maturity of the 4.875% Notes will be 4.875% per year; and

•                  under certain circumstances, we will pay contingent cash interest to the holders of the 4.875% Notes during any six month period from January 15 to July 14 and from July 15 to January 14, commencing with the six month period beginning January 15, 2011.  This contingent cash interest feature is an embedded derivative which had a negligible fair value as of December 31, 2007 and 2006.

Interest expense was $7.3 million for each of the years ended December 31, 2007, 2006 and 2005, respectively.  Based on the quoted market price, the fair market value of the 4.875% Notes as of December 31, 2007 and 2006 was $138.4 million and $137.3 million, respectively.

3.0% Convertible Senior Notes, Due 2027

On May 10, 2007, we completed an offering of $300.0 million aggregate principal amount of 3.0% Convertible Senior Notes, due 2027 (the 3.0% Notes).   Upon certain conditions, the 3.0% Notes are convertible into cash and, in certain circumstances, shares of Class A Common Stock.  If the 3.0% Notes are converted into Class A Common Stock prior to maturity, they are convertible  at an initial conversion price of $20.43 per share, subject to adjustment, which is equal to an initial conversion rate of approximately 48.9476 shares of Class A Common Stock per $1,000 principal amount of notes.

The 3.0% Notes may be surrendered for conversion at any time on or before November 15, 2026 if the following conditions are met:

•                  during any calendar quarter commencing after the date of original issuance of the 3.0% Notes, if the closing sale price of our Class A Common Stock, for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the calendar quarter preceding the quarter in which the conversion occurs, is more than 130% of the conversion price in effect on that last trading day;

•                  during the ten consecutive trading day period following any five consecutive trading day period in which the trading price for the 3.0% Notes for each such trading day was less than 95% of the closing sale price of our Class A Common Stock on such date multiplied by the then current conversion rate;

•                  if the 3.0% Notes have been called for redemption; or

•                  if we make certain significant distributions to our Class A Common Stock shareholders, we enter into specified corporate transactions or our Class A Common Stock ceases to be listed on The NASDAQ Global Select Market and is not listed for trading on another U.S. national or regional securities exchange.

The 3.0% Notes may be surrendered for conversion after November 15, 2026, and at any time prior to the close of business on the business day immediately preceding the maturity date regardless of whether any of the foregoing conditions have been satisfied.  Upon a fundamental change, holders of the 3.0% Notes may require us to repurchase for cash all or part of their notes at a repurchase price equal to 100.0% of the principal amount plus accrued and unpaid interest. Holders of the 3.0% Notes will also have the right to require us to repurchase the notes for cash on May 15, 2010, May 15, 2017 and May 15, 2022, or any other such date to be determined by us at a repurchase price payable in cash equal to the aggregate principal amount plus accrued and unpaid interest (including contingent cash interest), if any, through the repurchase date. The 3.0% Notes require us to settle the principal amount in cash and the conversion spread in cash or net shares at our option.

We are required to pay contingent cash interest to the holders of the 3.0% Notes during any six-month period from May 15 to November 14 and from November 15 to May 14, commencing with the period beginning May 20, 2010 if the average note price for the applicable five trading day period equals 120% or more of the principal amount of such notes and in certain other circumstances.  The amount of contingent cash interest payable per note in respect of any six-month period will equal 0.375% per year of the average note price for the applicable five trading day period.  The 3.0% Notes may not be redeemed prior to May 20, 2010 and may thereafter be redeemed by us at par.

On May 18, 2007, the underwriters of the 3.0% Notes exercised their option to purchase up to an additional aggregate $45.0 million principal amount of the 3.0% Notes.  The offering was made pursuant to our universal shelf registration statement previously filed with the Securities and Exchange Commission.  Net costs associated with the offering totaled $6.7 million.  These costs were capitalized and are being amortized as interest expense over the life of the debt.

Interest expense was $6.6 million for the year ended December 31, 2007.  Based on the quoted market price, the fair market value of the 3.0% Notes was $311.8 million as of December 31, 2007.

Cunningham Term Loan Facility

On April 28, 2006, Cunningham Broadcasting Corporation (Cunningham), one of our consolidated VIEs, amended its $33.5 million Term Loan Facility originally entered into on March 20, 2002, with an unrelated third party.  Cunningham is in negotiations to extend the maturity to June 30, 2008.  Interest is paid quarterly at a rate of LIBOR plus 1.5%.  During 2007, 2006 and 2005, the interest expense relating to the Term Loan was $2.3 million, $2.4 million and $1.9 million, respectively.  Primarily all of Cunningham’s assets are collateral for the Term Loan.  The Term Loan Facility is non-recourse to us.

Other Operating Divisions’ Company Debt

Other operating divisions’ company debt includes debt of our consolidated subsidiaries with non-broadcasting related operations.  This debt is non-recourse to us.  Interest is paid on this debt at rates ranging from LIBOR plus 3.0% with step-downs tied to a leverage grid to 6.11% during 2007.  During 2007, interest expense on this debt was $0.6 million.

Summary

Notes payable, capital leases and the Bank Credit Agreement consisted of the following as of December 31, 2007 and 2006 (in thousands):

	2007	2006
Bank Credit Agreement, Term Loan A	$95,000	$100,000
Bank Credit Agreement, Term Loan A-1	225,000	—
8.75% Senior Subordinated Notes, due 2011	—	307,400
Cunningham Term Loan Facility (non-recourse)	33,500	33,500
8.0% Senior Subordinated Notes, due 2012	263,422	618,328
6.0% Convertible Debentures, due 2012	153,226	153,226
4.875% Convertible Senior Notes, due 2018	150,000	150,000
3.0% Convertible Senior Notes, due 2027	345,000	—
Capital leases	52,664	49,815
Installment note for certain real estate, interest at 8.0%	—	14
Other operating divisions’ company debt (all non-recourse)	15,759	—
	1,333,571	1,412,283
Plus: Premium on 8.0% Senior Subordinated Notes, due 2012	1,898	5,366
Plus: SFAS 133 derivatives, net	2,981	(3,992)
Less: Discount on 6.0% Convertible Debentures, due 2012	(21,114)	(24,493)
Less: Current portion	(42,950)	(98,265)
	$1,274,386	$1,290,899

Indebtedness under the notes payable, capital leases and the Bank Credit Agreement as of December 31, 2007 matures as follows (in thousands):

	Notes and Bank Credit Agreement	Capital Leases	Total
2008	$42,476	$5,117	$47,593
2009	31,058	5,297	36,355
2010	37,589	5,455	43,044
2011	93,845	5,637	99,482
2012	580,939	5,834	586,773
2013 and thereafter	495,000	90,767	585,767
Total minimum payments	1,280,907	118,107	1,399,014
Plus: Premium on 8.0% Senior Subordinated Notes, due 2012	1,898	—	1,898
Plus: SFAS 133 derivatives, net	2,981	—	2,981
Less: Discount on 6.0% Convertible Debentures, due 2012	(21,114)	—	(21,114)
Less: Amount representing interest	—	(65,443)	(65,443)
	$1,264,672	$52,664	$1,317,336

Substantially all of our stock in our wholly-owned subsidiaries has been pledged as security for the Bank Credit Agreement.

As of December 31, 2007, we had 27 capital leases with non-affiliates, including 25 tower leases, one building lease and one equipment lease.  All of our tower leases will expire within the next 30 years and the building lease will expire within the next 10 years.  Most of our leases have 5-10 year renewal options and it is expected that these leases will be renewed or replaced within the normal course of business.  For more information related to our affiliate notes and capital leases, see Note 12. Related Person Transactions.

7.         PROGRAM CONTRACTS PAYABLE:

Future payments required under program contracts as of December 31, 2007 were as follows (in thousands):

2008	$90,208
2009	39,790
2010	24,814
2011	11,566
2012 and thereafter	3,815
Total	170,193
Less: Current portion	(90,208)
Long-term portion of program contracts payable	$79,985

Each future periods’ film liability includes contractual amounts owed, however, what is contractually owed doesn’t necessarily reflect what we are expected to pay during that period.  While we are legally contractually bound to make the payments reflected in the table during the indicated periods, industry protocol typically enables us to make film payments on a three-month lag.  Included in the current portion amounts are payments due in arrears of $21.0 million.  In addition, we have entered into non-cancelable commitments for future program rights aggregating $117.3 million as of December 31, 2007.

We perform a net realizable value calculation quarterly for each of our non-cancelable commitments in accordance with SFAS No. 63, Financial Reporting for Broadcasters.  We utilize sales information to estimate the future revenue of each commitment and measure that amount against the commitment.  If the estimated future revenue is less than the amount of the commitment, a loss is recorded.

We estimated the fair value of our program contracts payable and non-cancelable commitments at approximately $148.9 million and $92.4 million, respectively, as of December 31, 2007, and $159.7 million and $89.5 million, respectively, as of December 31, 2006.  These estimates were based on future cash payments discounted at our current borrowing rate.

8.                          COMMON STOCK AND PREFERRED STOCK:

Common Stock

Holders of Class A Common Stock are entitled to one vote per share and holders of Class B Common Stock are entitled to ten votes per share, except for votes relating to “going private” and certain other transactions.  The Class A Common Stock and the Class B Common Stock vote together as a single class, except as otherwise may be required by Maryland law, on all matters presented for a vote.  Holders of Class B Common Stock may at any time convert their shares into the same number of shares of Class A Common Stock.  During 2007, 3,894,473 Class B Common Stock shares were converted into Class A Common Stock shares.  During 2006, there was no Class B Common Stock converted into Class A Common Stock shares.

Our Bank Credit Agreement and some of our subordinated debt instruments have general restrictions on the amount of dividends that may be paid.  Under the indentures governing the 8.0% Notes, we are restricted from paying dividends on our common stock unless certain specified conditions are satisfied, including that:

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

During 2006, the Board of Directors voted to increase the dividend once.  The 2006 dividends declared were as follows:

For the quarter ended	Quarterly Dividend Per Share	Annual Dividend Per Share	Date dividends were paid
March 31, 2006	$0.100	$0.400	April 13, 2006
June 30, 2006	$0.100	$0.400	July 13, 2006
September 30, 2006	$0.125	$0.500	October 12, 2006
December 31, 2006	$0.125	$0.500	January 12, 2007

During 2007, the Board of Directors voted to increase the dividend twice.  On February 14, 2007, we announced that our Board of Directors approved an increase to our annual dividend to 60 cents per share from 50 cents per share.  On October 31, 2007, we announced that our Board of Directors approved an increase to our annual dividend to 70 cents per share from 60 cents per share.  We began paying this dividend rate in the first quarter 2008.  On February 6, 2008, we announced that our Board of Directors approved an increase to our annual dividend to 80 cents per share from 70 cents per share.  We intend to declare dividend distributions in each future quarter.  The 2007 dividends declared were as follows:

For the quarter ended	Quarterly Dividend Per Share	Annual Dividend Per Share	Date dividends were paid
March 31, 2007	$0.150	$0.600	April 13, 2007
June 30, 2007	$0.150	$0.600	July 12, 2007
September 30, 2007	$0.150	$0.600	October 12, 2007
December 31, 2007	$0.175	$0.700	January 14, 2008

On February 5, 2008, our Board of Directors renewed its authorization to repurchase up to $150.0 million of the Class A Common Stock on the open market or through private transactions.

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

In accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133 (collectively, SFAS 133), our losses resulting from prior year terminations of fixed to floating interest rate agreements were reflected as a discount on our fixed rate debt and were being amortized to interest expense through December 15, 2007, the original expiration date of the terminated swap agreements.  For the year ended December 31, 2007, amortization of the discount of $0.4 million was recorded as interest expense.  For each of the years ended December 31, 2006 and 2005, amortization of the discount of $0.5 million was recorded as interest expense.

On April 20, 2006, we terminated two of our derivative instruments with a cash payment of $3.8 million, the aggregate fair value of the derivative liabilities on that date.  These swap agreements were accounted for as fair value hedges in accordance with SFAS 133 and changes in their fair market values were reflected as adjustments to the carrying value of the underlying debt that was being hedged.  Therefore, on the termination date, the carrying value of the underlying debt was adjusted to reflect the $3.8 million payment and that amount will be treated as a discount on the underlying debt that was being hedged and will be amortized over its remaining life, in accordance with SFAS 133.  Amortization of the discount of $0.4 million was recorded as interest expense for each of the years ended December 31, 2007 and 2006.

On June 5, 2006, two of our derivative instruments expired.  These expired swap agreements did not qualify for hedge accounting treatment under SFAS 133 and, therefore, the changes in their fair market values were reflected in historical earnings as an unrealized gain from derivative instruments through the expiration date.  For the years ended December 31, 2006 and 2005, we recorded an unrealized gain of $2.9 million and $21.8 million, respectively.

As of December 31, 2007, we had two remaining derivative instruments.  Both of these instruments are interest rate swap agreements.  One of these swap agreements, with a notional amount of $180.0 million and expiring March 15, 2012, is accounted for as a fair value hedge; therefore, any changes in its fair market value are reflected as an adjustment to the carrying value of our 8.0% Senior Subordinated Notes, due 2012, which is the underlying debt being hedged.  During 2006, the other interest rate swap agreement was undesignated as a fair value hedge due to a reassignment of the counterparty; therefore, any subsequent changes in the fair market value are reflected as an adjustment to income.  The notional amount of this swap agreement is $120.0 million and it expires on March 15, 2012.  The interest we pay on the $180.0 million interest rate swap agreement is floating based on the three-month LIBOR plus 2.28% and the interest we receive is at 8.0%.  The $120.0 million swap is structured identically with the exception of a difference in the interest spread where it is 2.35%.  The fair market value of these agreements is estimated by obtaining quotations from the international financial institution which is a party to the contract.  This fair value is an estimate of the net amount that we would pay on the balance sheet date if we cancelled the contracts or transferred them to other parties and includes net accrued interest receivable or payable.  This amount was a net asset of $12.8 million and $5.7 million as of December 31, 2007 and 2006, respectively.  During February 2008, the counterparty to each of these two derivative instruments terminated the agreements.

During May 2003, we completed an issuance of $150.0 million aggregate principal amount of 4.875% Convertible Senior Notes, due 2018.  During May 2007, we completed an issuance of $345.0 million aggregate principal of 3.0% Convertible Senior Notes, due 2027.  Under certain circumstances, we will pay contingent cash interest to the holder of the convertible notes commencing on January 15, 2011 and May 10, 2010 for the 4.875% Notes and 3.0% Notes, respectively.  The contingent cash interest feature for both are embedded derivatives which had a negligible fair value as of December 31, 2007.  The embedded derivative for the 4.875% Notes had a negligible fair value as of December 31, 2006.

10.      INCOME TAXES:

We file a consolidated federal income tax return and separate company state tax returns.  The provision (benefit) for income taxes consisted of the following for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	2007	2006	2005
Provision for income taxes - continuing operations	$18,800	$6,589	$36,027
(Benefit) provision for income taxes - discontinued operations	(270)	(3,121)	1,732
Provision for income taxes - sale of discontinued operations	489	885	80,002
	$19,019	$4,353	$117,761
Current:
Federal	$(17,819)	$(11,706)	$38,941
State	(3,005)	(1,597)	(844)
	(20,824)	(13,303)	38,097
Deferred:
Federal	34,074	16,321	71,941
State	5,769	1,335	7,723
	39,843	17,656	79,664
	$19,019	$4,353	$117,761

The following is a reconciliation of federal income taxes at the applicable statutory rate to the recorded provision from continuing operations:

	2007	2006	2005
Statutory federal income taxes	35.0%	35.0%	35.0%
Adjustments-
State income taxes, net of federal effect	5.6%	2.0%	0.1%
Non-deductible expense items	2.6%	1.6%	5.8%
Change in state tax laws or rates	(2.3%)	(3.3%)	(7.4%)
Release of tax reserves	(6.3%)	(45.3%)	(0.2%)
Effect of corporate restructuring on state NOLs	1.7%	—%	15.6%
Completion of 1999-2002 IRS audit	—%	9.2%	—%
Beginning of the year valuation allowance	3.1%	15.1%	—%
Change related to reassessment of state apportionment methodologies	5.3%	—%	—%
Other	3.2%	(2.3%)	2.2%
Provision for income taxes	47.9%	12.0%	51.1%

Temporary differences between the financial reporting carrying amounts and the tax basis of assets and liabilities give rise to deferred taxes.  Total deferred tax assets and deferred tax liabilities as of December 31, 2007 and 2006 were as follows (in thousands):

	2007	2006
Current and Long-Term Deferred Tax Assets:
Net operating losses	$86,949	$93,777
Other	35,433	26,246
	122,382	120,023
Valuation allowance for deferred tax assets	(83,433)	(91,817)
Total deferred tax assets	$38,949	$28,206

Current and Long-Term Deferred Tax Liabilities
FCC license	$(78,995)	$(70,231)
Contingent interest obligations	(19,190)	(10,834)
Fixed assets and intangibles	(242,164)	(211,693)
Other	(4,212)	(9,425)
Total deferred tax liabilities	(344,561)	(302,183)
Net tax liabilities	$(305,612)	$(273,977)

Our remaining federal and state net operating losses will expire during various years from 2008 to 2027 and, in certain cases, are subject to annual limitations under Internal Revenue Code Section 382 or under Treasury Regulation 1.1502-21 and similar state provisions.  The pre-valuation-allowance tax effects of the federal net operating losses were $9.5 million as of both December 31, 2007 and December 31, 2006.  The pre-valuation-allowance tax effects of the state net operating losses were $77.5 million and $84.3 million as of December 31, 2007 and December 31, 2006, respectively.   The above-mentioned tax attributes were recorded in the deferred tax accounts in the accompanying consolidated balance sheets.  During the year ended December 31, 2005, we realized a non-recurring loss of certain state net operating losses, net of applicable valuation allowances, resulting from a corporate restructuring and recorded a reduction of deferred tax assets through our deferred tax provision from continuing operations.

We establish valuation allowances in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes.  In evaluating our ability to realize net deferred tax assets, we consider all available evidence, both positive and negative, including our past operating results, tax planning strategies and forecasts of future taxable income.  In considering these sources of taxable income, we must make certain assumptions and judgments that are based on the plans and estimates used to manage our underlying businesses. A valuation allowance has been provided for deferred tax assets relating to various federal and state net operating losses that are carried forward based on expected timing of the reversals of existing temporary book/tax basis differences, alternative tax strategies and projected future taxable income.  Although realization is not assured for the remaining deferred tax assets, we believe it is more likely than not that they will be realized in the future.  During the year ended December 31, 2007, we decreased our valuation allowances by $8.4 million.  This change was primarily a result of actual pre-valuation-allowance tax effects of prior year state NOLs being less than we forecasted. Since those NOLs carried a full valuation allowance, a corresponding reduction was warranted.  As of December 31, 2007, future reversals of valuation allowance would primarily be made through a reduction of our tax provision rather than goodwill or other non current intangible assets.

We adjusted the net deferred tax liabilities for changes in enacted state tax rates, apportionment rules and filing regimes, where applicable.  The total amount of these adjustments did not have a significant impact on our consolidated balance sheets, consolidated statements of operations or consolidated statements of cash flows, except for the New York, Texas and Ohio tax law changes in 2007, 2006 and 2005, respectively.  Enacted as part of the 2007-08 New York budget legislation, Senate Bill 2110 includes mandatory combined reporting, shift to a single sales factor apportionment and a reduction in tax rate.  Changes made by the new tax law are effective for 2007 franchise tax reports originally due on or after March 15, 2008.  As a result, we recorded a deferred tax benefit of $1.0 million in continuing operations to reflect an adjustment to our net deferred tax liabilities in 2007.  On May 18, 2006, the Governor of the state of Texas signed into law House Bill 3.  This bill revises the existing franchise tax by changing the tax base, lowering the rate and extending coverage to all active businesses receiving the state law liability protection.  Changes made by the new tax law are effective for 2007 franchise tax reports originally due on or after January 1, 2008.  As a result, we recorded a deferred tax benefit of $1.5 million in continuing operations to reflect an adjustment to our net deferred tax liabilities in 2006.  On June 30, 2005, the Governor of the state of Ohio signed the Ohio Biennial Budget Bill.  The bill replaces the Ohio income and franchise tax with a commercial activity tax, among other changes in Ohio law.  As a result, we recorded a deferred tax benefit of $5.2 million in continuing operations to reflect an adjustment to our net deferred tax liabilities in 2005.  During the year ended December 31, 2007, we recorded a deferred tax expense of $2.1 million in continuing operations primarily related to changes in our state tax apportionments resulting in an increase in our net deferred tax liabilities.

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) on January 1, 2007.  The adoption of FIN 48 did not cause a material change to our contingent liability for unrecognized tax benefits.  We decreased the January 1, 2007 balance in our accumulated deficit position by $0.6 million to apply the cumulative effect of the FIN 48 adoption.  As of the date of adoption, we had $32.9 million of gross unrecognized tax benefits.  Of this total, $17.6 million (net of federal effect on state tax issues) and $7.8 million (net of federal effect on state tax issues) represent the amounts of unrecognized tax benefits that, if recognized, would favorably affect our effective tax rates from continuing operations and discontinued operations, respectively.  At December 31, 2007, we had $28.0 million of gross unrecognized tax benefits.  Of this total, $15.1 million (net of federal effect on state tax issues) and $7.1 million (net of federal effect on state tax issues) represent the amounts of unrecognized tax benefits that, if recognized, would favorably affect our effective tax rates from continuing operations and discontinued operations, respectively.

The following table summarizes the activity related to our accrued unrecognized tax benefits (in thousands):

Balance at January 1, 2007	$32,913
Reductions related to prior years tax positions	(649)
Increases related to current year tax positions	600
Reductions related to settlements with taxing authorities	(683)
Reductions related to expiration of the applicable statute of limitations	(4,209)
Balance at December 31, 2007	$27,972

In addition, we recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.  We had $6.7 million and $0 accrued for interest and penalties, respectively, at January 1, 2007.  We recognized $0.4 million of income tax expense for interest related to uncertain tax positions for the year ended December 31, 2007.

We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions.  All of our 2004 and subsequent federal and state tax returns remain subject to examination by various tax authorities.  Some of our pre-2004 federal and state tax returns may also be subject to examination.  In addition, several of our subsidiaries are currently under state examinations for various years.  We do not anticipate the resolution of these matters will result in a material change to our consolidated financial statements.  In addition, it is reasonably possible that various statutes of limitations could expire by December 31, 2008.  We do not expect such expirations, if any, would significantly change our unrecognized tax benefits over the next twelve months.

Management periodically performs a comprehensive review of our tax positions and accrues amounts for tax contingencies.  Based on these reviews, the status of on-going audits and the expiration of applicable statute of limitations, these accruals are adjusted as necessary.  The resolution of audits is unpredictable and could result in tax liabilities that are significantly higher or lower than for what we have provided.  Amounts accrued for these tax matters are primarily included in long-term liabilities in our consolidated balance sheets.  We believe that adequate accruals have been provided for all years.

During 2007, the statute of limitations expired for certain state income tax returns for 1999 through 2003.  As a result, we released $4.9 million of discrete tax and related interest reserves, of which $3.9 million and $1.2 million were recorded as a reduction of income tax provision for continuing operations and discontinued operations, respectively.  During 2006, the statute of limitations expired for the federal income tax returns for 1999 through 2002.  As a result, we released $39.9 million of discrete tax and related interest reserves, of which $14.4 million was recorded as a reduction to goodwill, $0.2 million reduced other identifiable intangible assets and $25.3 million was recorded as a reduction of our income tax provision for continuing operations.  We have adjusted goodwill and other identifiable intangibles to the extent the statute of limitations expired for the exposures related to items on which reserves were recorded in purchase accounting at the time of the related acquisitions.  In addition, during 2006 we received a net refund of approximately $4.3 million related to the abovementioned tax years which resulted in a reduction of goodwill and deferred tax assets of $8.3 million and $0.8 million, respectively, and an increase in income tax provision for continuing operations of $4.8 million.

We recognized a $0.5 million and $3.5 million net tax benefit for the years ended December 31, 2007 and December 31, 2006, respectively, primarily attributable to the net adjustment of certain tax contingencies regarding tax returns related to discontinued operations.

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

FCC License Renewals

In 2004, we filed with the FCC an application for the license renewal of WBFF-TV in Baltimore, Maryland.  Subsequently, an individual named Richard D’Amato filed a petition to deny the application.  In 2004, we also filed with the FCC applications for the license renewal of television stations: WXLV-TV, Winston-Salem, North Carolina; WMYV-TV, Greensboro, North Carolina; WLFL-TV, Raleigh/Durham, North Carolina; WRDC-TV, Raleigh/Durham, North Carolina; WLOS-TV, Asheville, North Carolina and WMMP-TV, Charleston, South Carolina.  An organization calling itself “Free Press” filed a petition to deny the renewal applications of these stations and also the renewal applications of two other stations in those markets, which we program pursuant to LMAs: WTAT-TV, Charleston, South Carolina and WMYA-TV (formerly WBSC-TV), Anderson, South Carolina.  Several individuals and an organization named “Sinclair Media Watch” also filed informal objections to the license renewal applications of WLOS-TV and WMYA-TV, raising essentially the same arguments presented in the Free Press petition.  The FCC is currently in the process of considering these renewal applications and we believe the objections have no merit.

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

On August 1, 2005, we filed applications with the FCC requesting renewal of the broadcast licenses for WCGV-TV and WVTV-TV in Milwaukee, Wisconsin.  On November 1, 2005, the Milwaukee Public Interest Media Coalition filed a petition to deny these renewal applications.  On June 13, 2007, the Video Division of the FCC denied the petition to deny, and subsequently, the Milwaukee Public Interest Media Coalition filed a petition for reconsideration of that decision, which we opposed.  The petition for reconsideration and the renewal applications are currently pending.

On February 27, 2006, James Pennino purportedly filed a petition to deny the license renewal application of WUCW-TV in Minneapolis, Minnesota.  Despite not having found any official record of the filing, we opposed the petition and the renewal application is currently pending.

In 2007, the FCC granted the license renewal applications of the following stations:  WPGH-TV in Pittsburgh, Pennsylvania; WABM-TV in Birmingham, Alabama; WNYO-TV in Buffalo, New York; and WNYS-TV in Syracuse, New York.  In January 2008, the FCC granted the license renewal applications of the following stations:  KDNL-TV in St. Louis, Missouri; WZTV-TV in Nashville, Tennessee; WSYX-TV in Columbus, Ohio; KABB-TV in San Antonio, Texas; KMYS-TV in San Antonio, Texas; KVMY-TV in Las Vegas, Nevada; KOKH-TV in Oklahoma City, Oklahoma; KOCB-TV in Oklahoma City, Oklahoma; WRLH-TV in Richmond, Virginia; WEAR-TV in Pensacola, Florida; WKEF-TV in Dayton, Ohio; WDKY-TV in Lexington, Kentucky; WSMH-TV in Flint, Michigan; KDSM-TV in Des Moines, Iowa; KBSI-TV in Cape Girardeau, Missouri; and WTWC-TV in Tallahassee, Florida.

Other FCC Adjudicatory Proceedings

On July 21, 2005, we filed with the FCC an application to acquire the license and non-license television broadcast assets of WNAB-TV in Nashville, Tennessee.  The Rainbow/PUSH Coalition (Rainbow/PUSH) filed a petition to deny that application and also requested that the FCC initiate a hearing to investigate whether WNAB-TV was improperly operated with WZTV-TV and WUXP-TV, two of our stations located in the same market as WNAB-TV.  The FCC is currently in the process of considering the transfer of the broadcast license and we believe the Rainbow/PUSH petition has no merit.

On October 12, 2004, the FCC issued a Notice of Apparent Liability for Forfeiture (NAL) in the amount of $7,000 per station to virtually every FOX station, including the 15 FOX affiliates presently licensed to us and the four FOX affiliates programmed by us and one FOX affiliate we sold in 2005.  The NAL alleged that the stations broadcast indecent material contained in an episode of a FOX network program that aired on April 7, 2003.  We, as well as other parties including the FOX network, filed oppositions to the NAL.  On February 22, 2008, the FCC released an order fining several FOX stations, including KDSM-TV in Des Moines, Iowa, WZTV-TV in Nashville, Tennessee, and WVAH-TV in Charleston, West Virginia, which we program pursuant to an LMA.  Under the order, the affected stations have until March 24, 2008 to pay the forfeiture amount and until April 22, 2008 to appeal the FCC’s decision in a federal appellate court.  We have been informed that the FOX network, on behalf of its affiliates, will appeal the FCC’s forfeiture order.  Although we cannot predict the outcome of that proceeding or the effect of any adverse outcome on the stations’ license renewal applications, the FOX network has agreed to indemnify its affiliates for the full amount of this liability.

On March 15, 2006, the FCC issued an NAL in the amount of $32,500 per station to a number of CBS affiliated and owned and operated stations, including KGAN-TV in Cedar Rapids, Iowa.  The NAL alleged that the stations broadcast indecent material contained in an episode of “Without a Trace,” a CBS network program that aired on December 31, 2004 at 9:00 p.m.  CBS opposed the NAL but has not agreed to indemnify its affiliates for the full amount of this liability, if any.  We cannot predict the outcome of this proceeding or the effect of any adverse outcome on the station’s license renewal application.

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

On November 7, 2006, the FCC sent a letter to us requesting information regarding the broadcast of certain programs, by forty-one stations licensed to us and three stations previously licensed to us, without proper sponsorship identification in alleged violation of federal law and the FCC’s rules.  We denied that the stations violated federal law or the FCC’s rules.  On July 23, 2007, the FCC dismissed the complaints and closed its investigation with respect to thirty-five of the stations.  On October 18, 2007, the FCC issued a Notice of Apparent Liability for forfeiture, proposing to fine nine of the stations a total of $36,000 for allegedly violating the sponsorship identification rules.  We opposed the FCC’s determination and the proceeding remains pending.

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

On February 19, 2008, the FCC issued a forfeiture order in the amount of $27,500 per station to a number of ABC affiliated and owned and operated stations, including KDNL-TV in St. Louis, Missouri and WEAR-TV in Mobile, Alabama.  The order concluded that the stations broadcast indecent material contained in a February 25, 2003 episode of the ABC program “NYPD Blue,” that aired at 9:00pm.  Under the order, the affected stations had until February 21, 2008 to pay the forfeiture amount and until April 21, 2008 to appeal the FCC’s decision in a federal appellate court.  ABC paid the forfeiture amount on our behalf.  ABC has appealed the fine imposed on the two ABC stations it owns and we are considering filing a similar appeal with respect to the ABC affiliated stations that we own.  While we cannot predict the outcome of this proceeding, ABC will indemnify its affiliates for any liability, pursuant to the affiliation agreements.

Operating Leases

We have entered into operating leases for certain property and equipment under terms ranging from three to ten years.  The rent expense from continuing operations under these leases, as well as certain leases under month-to-month arrangements, for the years ended December 31, 2007, 2006 and 2005 was approximately $5.0 million, $5.4 million and $4.6 million, respectively.

Future minimum payments under the leases are as follows (in thousands):

2008	$3,009
2009	2,637
2010	2,273
2011	1,860
2012	2,225
2013 and thereafter	6,516
$18,520

At December 31, 2007 and 2006, we had outstanding letters of credit of $0.4 million and $1.0 million, respectively, under our revolving credit facility.  The letters of credit for 2007 act as support of the purchase of the license assets of WNYS-TV in Syracuse, New York, pursuant to an Asset Purchase Agreement and G1440’s guarantee of lease payments pursuant to the terms and conditions of their office lease agreement.  In 2006, we had an outstanding letter of credit as a guarantee of lease payments for the related party property occupied by WTTA-TV in Tampa, Florida, pursuant to the terms and conditions of the lease agreement.  There was no letter of credit outstanding for WTTA-TV as of December 31, 2007.

Network Affiliation Agreements

Our 58 television stations that we own and operate, or to which we provide programming services or sales services, are affiliated as follows: FOX (20 stations); MyNetworkTV (17 stations); ABC (9 stations); The CW (9 stations); CBS (2 stations) and NBC (1 station).  The networks produce and distribute programming in exchange for each station’s commitment to air the programming at specified times and for commercial announcement time during programming.  The amount and quality of programming provided by each network varies.

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

In 1999, the FCC established a new local television ownership rule and decided to attribute LMAs for ownership purpose.  It grandfathered our LMAs that were entered into prior to November 5, 1996, permitting the applicable stations to continue operations pursuant to the LMAs until the conclusion of the FCC’s 2004 biennial review.  The FCC stated it would conduct a case-by-case review of grandfathered LMAs and assess the appropriateness of extending the grandfathering periods.  Subsequently, the FCC invited comments as to whether, instead of beginning the review of the grandfathered LMAs in 2004, it should do so in 2006.  The FCC did not initiate any review of grandfathered LMAs in 2004 or as part of its 2006 quadrennial review.  We do not know when, or if, the FCC will conduct any such review of grandfathered LMAs.  With respect to LMAs executed on or after November 5, 1996, the FCC required that parties come into compliance with the 1999 local television ownership rule by August 6, 2001.  We challenged the 1999 local television ownership rule in the U.S. Court of Appeals for the D.C. Circuit, and that court stayed the enforcement of the divestiture of the post-November 5, 1996 LMAs.  In 2002, the D.C. Circuit ruled in Sinclair Broadcast Group, Inc. v. F.C.C., 284 F.3d 114 (D.C. Cir. 2002) that the 1999 local television ownership rule was arbitrary and capricious and remanded the rule to the Commission.

In 2003, the FCC revised its ownership rules, including the local television ownership rule. The effective date of the 2003 ownership rules was stayed by the U. S. Court of Appeals for the Third Circuit and the rules were remanded to the FCC.  Because the effective date of the 2003 ownership rules had been stayed and, in connection with the adoption of those rules, the FCC concluded the 1999 rules could not be justified as necessary in the public interest, we took the position that an issue exists regarding whether the FCC has any current legal right to enforce any rules prohibiting the acquisition of television stations.  Several parties, including us, filed petitions with the Supreme Court of the United States seeking review of the Third Circuit decision, but the Supreme Court denied the petitions in June 2005.

In July 2006, as part of the FCC’s statutorily required quadrennial review of its media ownership rules, the FCC released a Further Notice of Proposed Rule Making seeking comment on how to address the issues raised by the Third Circuit’s decision, among other things, remanding the local television ownership rule.  In January 2008, the FCC released an order containing its current ownership rules, which re-adopted its 1999 local television ownership rule.  On February 8, 2008, we filed a petition with the U.S. Court of Appeals for the D.C. Circuit requesting that the Court direct the FCC to cease its use of the 1999 local television ownership rule that it re-adopted as the permanent rule in 2008.

On November 15, 1999, we entered into a plan and agreement of merger to acquire through merger WMYA-TV (formerly WBSC-TV) in Anderson, South Carolina from Cunningham Broadcasting Corporation (Cunningham), but that transaction was denied by the FCC.  In light of the change in the 2003 ownership rules, we filed a petition for reconsideration with the FCC and amended our application to acquire the license of WMYA-TV.  We also filed applications in November 2003 to acquire the license assets of the remaining five Cunningham stations: WRGT-TV, Dayton, Ohio; WTAT-TV, Charleston, South Carolina; WVAH-TV, Charleston, West Virginia; WNUV-TV, Baltimore, Maryland; and WTTE-TV, Columbus, Ohio.  Rainbow/PUSH filed a petition to deny these five applications and to revoke all of our licenses.  The FCC dismissed our applications in light of the stay of the 2003 ownership rules and also denied the Rainbow/PUSH petition.  Rainbow/PUSH filed a petition for reconsideration of that denial and we filed an application for review of the dismissal.  In 2005, we filed a petition with the U. S. Court of Appeals for the D. C. Circuit requesting that the Court direct the FCC to take final action on our applications, but that petition was dismissed.  On January 6, 2006, we submitted a motion to the FCC requesting that it take final action on our applications.  Both the applications and the associated petition to deny are still pending.  We believe the Rainbow/PUSH petition is without merit.

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

Liquidity Assurance

On May 26, 2005, we entered into a twelve-month limited scope liquidity assurance with Acrodyne Communications, Inc. (Acrodyne), one of our majority-owned consolidated subsidiaries.  On July 14, 2006, we extended the liquidity assurance for an additional twelve-month period.  Pursuant to this agreement, we provided Acrodyne sufficient funding to cover any necessary working capital needs through May 25, 2007, when Acrodyne could not provide that funding on its own.  In connection with this liquidity assurance, we established a $0.5 million line of credit for Acrodyne.  Interest on any unpaid indebtedness is calculated on a daily basis at LIBOR plus 225 basis points per annum.  As of December 31, 2007, Acrodyne had borrowed $0.5 million under this line of credit.  The liquidity assurance was not extended in 2007.  We provide no liquidity assurance to any of our other operating division companies or real estate venture investment entities.

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

Notes and capital leases payable to affiliates consisted of the following as of December 31, 2007 and 2006 (in thousands):

	2007	2006
Capital lease for building, interest at 7.93%	$2,605	$3,125
Capital lease for building, interest at 6.62%	1,941	3,088
Capital leases for broadcasting tower facilities, interest at 9.0%	4,656	508
Capital leases for broadcasting tower facilities, interest at 10.5%	8,194	8,147
Liability payable to affiliate for local marketing agreement, interest at 6.20%	1,666	3,231
Liability payable to affiliate for local marketing agreement, interest at 7.69%	6,603	6,116
Capital leases for building and tower, interest at 8.25%	1,348	244
	27,013	24,459
Less: Current portion	(3,839)	(3,985)
	$23,174	$20,474

Notes and capital leases payable to affiliates as of December 31, 2007 mature as follows (in thousands):

2008	$6,379
2009	5,209
2010	4,371
2011	4,094
2012	3,630
2013 and thereafter	24,970
Total minimum payments due	48,653
Less: Amount representing interest	(21,640)
$27,013

Concurrently with our initial public offering, we acquired options from trusts established by Carolyn C. Smith, a parent of our controlling shareholders, for the benefit of her grandchildren that will grant us the right to acquire, subject to applicable FCC rules and regulations, 100% of the capital stock of Cunningham Broadcasting Corporation (Cunningham).  The Cunningham option exercise price is based on a formula that provides a 10% annual return to Cunningham.  Cunningham is the owner-operator and FCC licensee of: WNUV-TV, Baltimore, Maryland; WRGT-TV, Dayton, Ohio; WVAH-TV, Charleston, West Virginia; WTAT-TV, Charleston, South Carolina; WMYA-TV (formerly WBSC-TV), Anderson, South Carolina; and WTTE-TV, Columbus, Ohio.  The financial statements for Cunningham are included in our consolidated financial statements for all periods presented.

We entered into five-year LMA agreements (with five-year renewal terms at our option) with Cunningham pursuant to which we provide programming to Cunningham for airing on WNUV-TV, WRGT-TV, WVAH-TV, WTAT-TV, WMYA-TV and WTTE-TV.  During the years ended December 31, 2007, 2006 and 2005, we made payments of $7.8 million, $11.3 million and $7.0 million, respectively, to Cunningham under these LMA agreements.

Cunningham accounts for income taxes and deferred taxes using the separate return method and those amounts are consolidated into our income taxes and deferred taxes, which are also calculated using the separate return method.  For the years ended December 31, 2007 and 2005, Cunningham’s provision for income taxes was $1.1 million and $0.6 million, respectively.  For the year ended December 31, 2006, Cunningham’s benefit for income taxes was $0.2 million.  As of December 31, 2007 and 2006, Cunningham’s deferred tax assets were $1.5 million and $2.2 million, respectively and Cunningham’s deferred tax liabilities were $6.3 million and $5.8 million, respectively.

From time to time, we charter aircraft owned by certain controlling shareholders.  We incurred less than $0.1 million related to these arrangements during each of the years ended December 31, 2007, 2006 and 2005, respectively.

Certain assets used by us and our operating subsidiaries are leased from Cunningham Communications Inc., Keyser Investment Group, Gerstell Development Limited Partnership and Beaver Dam, LLC (entities owned by the controlling shareholders).  Lease payments made to these entities were $5.2 million, $5.4 million and $4.9 million for the years ended December 31, 2007, 2006 and 2005, respectively.

In January 1999, we entered into a local marketing agreement (LMA) with Bay Television, Inc. (Bay TV), which owns the television station WTTA-TV in Tampa, Florida.  Our controlling shareholders own a substantial portion of the equity of Bay TV.  The LMA provides that we deliver television programming to Bay TV, which broadcasts the programming in return for a monthly fee to Bay TV of $143,500.  We must also make an annual payment equal to 50% of the adjusted annual broadcast cash flow of the station (as defined in the LMA) that is in excess of $1.7 million.  The additional payment is reduced by 50% of the adjusted broadcast cash flow of the station that was below zero in prior calendar years until that amount is recaptured.  Additional payments of $1.8 million, $0.9 million and $0.4 million were made during the years ended December 31, 2007, 2006 and 2005, respectively, related to the excess adjusted broadcast cash flow for the prior years.  Lease payments made to Bay TV were $1.7 million for each of the years ended December 31, 2007, 2006 and 2005.

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

After Bay TV failed to make the first $5.0 million payment to The WB on its due date of January 16, 2006, The WB withheld $5.0 million from the amount due to us pursuant to our multi-station affiliation agreement. On January 24, 2006, The WB announced that it was combining with the UPN television network to form the CW Television Network.  As a result, we entered into negotiations with The WB regarding a number of issues surrounding The WB’s announcement, including the impact of the elimination of WTTA-TV’s WB network affiliation and the amount we and Bay TV agreed to pay for the affiliation in Tampa.

As a result of such negotiations, on May 2, 2006, we entered into primary affiliation agreements with the CW Television Network.  Concurrently, we entered into a release and settlement agreement between us and Bay TV, on one side, and The WB and UPN, on the other side (the Release and Settlement Agreement).  Pursuant to the Release and Settlement Agreement, we and Bay TV agreed to release The WB and UPN, and The WB and UPN agreed to release us and Bay TV, from any claims or other liabilities we or Bay TV, or The WB or UPN, may have arising out of or in connection with (a) any agreement, including any affiliation agreements entered into by us or Bay TV with The WB or UPN, and (b) any services previously performed by any one of the parties to the Release and Settlement Agreement for any other party to the Release and Settlement Agreement.   In addition, pursuant to the Release and Settlement Agreement, The WB assigned to us all of The WB’s rights to receive a $5.0 million payment from Bay TV on January 16, 2006.   In connection with executing the Release and Settlement Agreement and entering into the CW Television Network affiliation agreements, The WB and UPN agreed to make a payment to us and, on May

2, 2006, we entered into an agreement with Bay TV (the Bay TV Agreement) in which we agreed to pay Bay TV $750,000, representing Bay TV’s share of the payment made to us by The WB and UPN.  This payment was made by reducing by $750,000 Bay TV’s obligation to pay us $5.0 million, which obligation was assigned to us by The WB as described above.  We received the remaining $4.3 million obligation as of December 31, 2006.

We sold advertising time to and purchased vehicles and related vehicle services from Atlantic Automotive Corporation (Atlantic Automotive), a holding company which owns automobile dealerships and a leasing company.  David D. Smith, our President and Chief Executive Officer, has a controlling interest in Atlantic Automotive and is a member of the Board of Directors.  Our stations in Baltimore, Maryland and Norfolk, Virginia received payments for advertising time totaling $0.6 million, $0.3 million and $0.5 million during the years ended December 31, 2007, 2006 and 2005, respectively.  We paid $1.1 million, $1.1 million and $1.0 million for vehicles and related vehicle services from Atlantic Automotive during the years ended December 31, 2007, 2006 and 2005, respectively.

In August 1999, we made an investment of $2.4 million in Allegiance Capital Limited Partnership (Allegiance), a small business investment company.  Our controlling shareholders and our Chief Financial Officer and Executive Vice President are also investors in Allegiance, along with Allegiance Capital Management Corporation (ACMC), the general partner.  ACMC controls all decision making, investing and management of operations of Allegiance in exchange for a monthly management fee based on actual expenses incurred which currently averages approximately $0.1 million and which is paid by the limited partners.  Allegiance distributed $2.0 million and $7.0 million to us during 2007 and 2006, respectively.  As of December 31, 2007, our investment balance was $9.2 million and our remaining unfunded commitment was $5.3 million.

On July 1, 2005, Sinclair Communications, LLC (Sinclair Communications), a subsidiary of Sinclair Broadcast Group, Inc. (SBG), and Cunningham Communications, Inc. (Cunningham Communications) entered into Amendment No. 2 to an original Lease Agreement (the Lease), dated July 1, 1987, as amended July 1, 1997.  Amendment No. 2 became effective July 1, 2005 and expired on June 30, 2007.  Cunningham Communications is owned by our controlling shareholders.  The Lease was amended to increase the monthly rent by $25,357 for a total current monthly rent of $82,860.  In addition, on July 1, 2005, Sinclair Communications made a lump sum payment of $565,800 to Cunningham Communications as a requirement upon execution of Amendment No. 2.  The monthly rent increased in July of 2006 to $86,984.  On October 11, 2007, Sinclair Communications and Cunningham Communications entered into Amendment No. 3.  Amendment No. 3, effective July 1, 2007, allows Sinclair Communications to lease tower and building space utilized for digital television transmission.  The monthly rent decreased in July of 2007 to $60,976.

Basil A. Thomas, a member of our board of directors, is of counsel to Thomas & Libowitz and the father of Steven A. Thomas, a partner and founder of Thomas & Libowitz.  We paid fees of $0.7 million and $0.5 million to Thomas & Libowitz during 2007 and 2006, respectively.  During 2007, Steven A. Thomas received, in lieu of cash payment for certain legal fees, an ownership percentage in two of our real estate investments and one of our private equity investments.  The fair value of the three ownership interests was $0.1 million as of the dates the investments were made.

13.      DISCONTINUED OPERATIONS:

In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we reported the financial position and results of operations for WGGB-TV in Springfield, Massachusetts, WEMT-TV in Tri-Cities, Tennessee, KOVR-TV in Sacramento, California and KSMO-TV in Kansas City, Missouri as assets and liabilities held for sale in the accompanying consolidated balance sheets and consolidated statements of operations.  Discontinued operations have not been segregated in the consolidated statements of cash flows and, therefore, amounts for certain captions will not agree with the accompanying consolidated balance sheets and consolidated statements of operations.  The operating results of WGGB-TV, WEMT-TV, KOVR-TV and KSMO-TV are not included in our consolidated results from continuing operations for the years ended December 31, 2007, 2006 and 2005.  In accordance with EITF No. 87-24, Allocation of Interest to Discontinued Operations, we have allocated $3.6 million of interest expense to discontinued operations for the year ended December 31, 2005.  No interest expense was allocated for the year ended December 31, 2007 and 2006.  Since we owned the rights to collect the amounts due to us through the closing dates of the non-license television broadcast assets, accounts receivable related to all of our discontinued operations is included in the accompanying consolidated balance sheets, net of allowance for doubtful accounts, for the years ended December 31, 2007 and 2006.  Such amounts were $0.1 million (net of allowance of less than $0.1 million) and $1.5 million (net of allowance of $0.1 million), respectively.

WGGB Disposition

On July 31, 2007, we entered into an agreement to sell WGGB-TV, including the FCC license, to an unrelated third party for $21.2 million in cash.  The FCC approved the transfer of the broadcast license and the sale was completed on November 1, 2007.  We recorded $1.1 million, net of $0.5 million tax provision, as gain from discontinued operations in our consolidated statements of operations for the year ended December 31, 2007.  The net cash proceeds were used in the normal course of operations and for capital expenditures.

WEMT Disposition

On May 16, 2005, we entered into an agreement to sell WEMT-TV, including the FCC license to an unrelated third party for $7.0 million.  On the same day, we completed the sale of the WEMT-TV non-license television broadcast assets for $5.6 million of the total $7.0 million sale price and recorded a deferred gain of $3.2 million.  The FCC approved the transfer of the broadcast license to the unrelated third party and we completed the sale of the license assets, including the broadcast license, on February 8, 2006 for a cash price of approximately $1.4 million.  We recorded $1.8 million, net of $0.9 million in taxes, as gain from discontinued operations in our consolidated statements of operations for the year ended December 31, 2006.  The gain is comprised of the previously deferred gain of $2.1 million and the loss of $0.3 million from the sale of the license assets, net of taxes, respectively.  The net cash proceeds were used in the normal course of operations and for capital expenditures.

KOVR Disposition

On December 2, 2004, we entered into an agreement to sell KOVR-TV, including the FCC license and our investment in KOVR Joint Venture to an unrelated third party.  The FCC approved the transfer of the broadcast license to the unrelated third party and we completed the sale on April 29, 2005 for a cash purchase price of $285.0 million.  We recorded a gain of $129.5 million, net of $70.0 million of taxes, as a gain from discontinued operations in our consolidated statements of operations for the year ended December 31, 2005.  The net proceeds were used to repay bank debt.

KSMO Disposition

On November 12, 2004, we entered into an agreement to sell KSMO-TV, including the FCC license to an unrelated third party for $33.5 million.  On the same day, we completed the sale of the KSMO-TV non-license television broadcast assets for $26.8 million of the total $33.5 million sale price.  The FCC approved the transfer of the broadcast license to the unrelated third party and we completed the sale of the license assets, including the broadcast license, on September 29, 2005 for a cash price of approximately $6.7 million.  We recorded $16.5 million, net of $10.0 million in taxes, as gain from discontinued operations in our consolidated statements of operations for the year ended December 31, 2005.  The gain is comprised of the previously deferred gain of $26.1 million and the gain of $0.4 million from the sale of the license assets, net of taxes, respectively.  The net cash proceeds were used in the normal course of operations and for capital expenditures.

14.                   EARNINGS PER SHARE:

The following table reconciles income (numerator) and shares (denominator) used in our computations of earnings per share for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	2007	2006	2005
Income (Numerator)
Income from continuing operations	$20,415	$48,502	$34,508
Preferred stock dividends	—	—	(5,004)
Excess of preferred stock carrying value over redemption value	—	—	26,201
Numerator for diluted earnings per common share from continuing operations	20,415	48,502	55,705
Income from discontinued operations, including gain on sale of broadcast assets related to discontinued operations, net of taxes	2,284	5,475	151,424
Numerator for diluted earnings per common share	$22,699	$53,977	$207,129

Shares (Denominator)
Weighted-average common shares outstanding	86,910	85,680	85,380
Dilutive effect of outstanding stock options and restricted stock	105	14	9
Weighted average common and common equivalent shares outstanding	87,015	85,694	85,389

We applied the treasury stock method to measure the dilutive effect of our outstanding stock options and restricted stock awards and include the respective common share equivalents in the denominator of the diluted EPS computation.  For the years ended December 31, 2007, 2006 and 2005, our 6.0% Convertible Debentures, due 2012 and 4.875% Convertible Senior Notes, due 2018, were anti-dilutive; therefore, they were not included in the computation of diluted EPS.  For the year ended December 31, 2007, our 3.0% Convertible Senior Notes, due 2027 and issued in May 2007, were excluded from our diluted EPS computation since our average stock price was less than the conversion price.  For the year ended December 31, 2007, the outstanding SARs were excluded from our diluted EPS computation since our average stock price was less than the grant date base value of the SARs.

15.                   SEGMENT DATA:

We have one reportable operating segment, “Broadcast”, that is disclosed separately from our corporate and other business activities.  Our broadcast segment includes stations in 34 markets located predominately in the eastern, mid-western and southern United States.  “Corporate and Other” primarily includes our costs to operate as a public company and to operate our corporate headquarters location, our investment activity and our other operating divisions’ activities.  Currently, our other operating divisions primarily earn revenues from software development, information technology staffing and consulting, transmitter manufacturing and sign design and fabrication.  Transactions between our operating segment and “Corporate and Other” are not material.

Financial information for our operating segment is included in the following tables for the years ended December 31, 2007, 2006 and 2005 (in thousands):

For the year ended December 31, 2007	Broadcast	Corporate and Other	Consolidated
Revenue	$684,433	$33,667	$718,100
Depreciation of property and equipment	40,906	2,241	43,147
Amortization of definite-lived intangible assets and other assets	16,870	725	17,595
Amortization of program contract costs and net realizable value adjustments	96,436	—	96,436
General and administrative overhead expenses	6,255	18,079	24,334
Operating income (loss)	179,949	(20,779)	159,170
Income from equity and cost method investments	—	601	601
Goodwill	1,005,641	4,953	1,010,594
Assets	2,092,846	131,809	2,224,655
Capital expenditures	21,771	1,455	23,226

For the year ended December 31, 2006	Broadcast	Corporate and Other	Consolidated
Revenue	$681,612	$24,610	$706,222
Depreciation of property and equipment	43,131	2,188	45,319
Amortization of definite-lived intangible assets and other assets	17,529	—	17,529
Amortization of program contract costs and net realizable value adjustments	90,551	—	90,551
Impairment of intangibles	15,589	—	15,589
General and administrative overhead expenses	7,000	15,795	22,795
Operating income (loss)	176,769	(18,112)	158,657
Income from equity and cost method investments	—	6,338	6,338
Goodwill	1,005,642	1,626	1,007,268
Assets	2,220,547	51,033	2,271,580
Capital expenditures	16,328	595	16,923

For the year ended December 31, 2005	Broadcast	Corporate and Other	Consolidated
Revenue	$661,358	$22,597	$683,955
Depreciation of property and equipment	47,156	1,785	48,941
Amortization of definite-lived intangible assets and other assets	17,430	50	17,480
Amortization of program contract costs and net realizable value adjustments	70,495	—	70,495
General and administrative overhead expenses	6,624	14,596	21,220
Operating income (loss)	185,020	(15,382)	169,638
Loss from equity and cost method investments	—	(1,426)	(1,426)
Goodwill	1,040,234	—	1,040,234
Assets	2,229,701	50,941	2,280,642
Capital expenditures	16,355	318	16,673

16.                   CONDENSED CONSOLIDATING FINANCIAL STATEMENTS:

Sinclair Television Group, Inc. (STG) is a wholly-owned subsidiary of Sinclair Broadcast Group, Inc. (SBG), is the primary obligor under our existing Bank Credit Agreement, as amended, the 8.75% Senior Subordinated Notes, due 2011, which were redeemed in full on January 22, 2007, and the 8.0% Senior Subordinated Notes, due 2012.  Our Class A Common Stock, Class B Common Stock, the 6.0% Convertible Debentures, due 2012, the 4.875% Convertible Senior Notes, due 2018 and the 3.0% Convertible Senior Notes, due 2027 remain obligations or securities of SBG and are not obligations or securities of STG.

SBG, KDSM, LLC, a wholly-owned subsidiary of SBG and STG’s wholly-owned subsidiaries (guarantor subsidiaries), have fully and unconditionally guaranteed all of STG’s obligations.  Those guarantees are joint and several.  There are certain contractual restrictions on the ability of SBG, STG or KDSM, LLC to obtain funds from their subsidiaries in the form of dividends or loans.

The following condensed consolidating financial statements present the consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows of SBG, STG, KDSM, LLC, the guarantor subsidiaries, the direct and indirect non-guarantor subsidiaries of SBG and the eliminations necessary to arrive at our information on a consolidated basis.  These statements are presented in accordance with the disclosure requirements under Securities and Exchange Commission Regulation S-X, Rule 3-10.

CONDENSED CONSOLIDATED BALANCE SHEET

AS OF DECEMBER 31, 2007

(In thousands)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non-Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Cash	$—	$14,478	$2,599	$3,903	$—	$20,980
Accounts and other receivables	22,002	19,522	92,296	13,857	(3,543)	144,134
Other current assets	2,005	6,508	60,621	5,092	(724)	73,502
Total current assets	24,007	40,508	155,516	22,852	(4,267)	238,616

Property and equipment, net	5,979	1,462	247,403	53,777	(24,070)	284,551

Investment in consolidated subsidiaries	872,910	1,349,054	—	—	(2,221,964)	—
Other long-term assets	30,155	82,220	35,682	24,631	(75,657)	97,031
Total other long-term assets	903,065	1,431,274	35,682	24,631	(2,297,621)	97,031

Acquired intangible assets	—	—	1,533,038	62,857	8,562	1,604,457

Total assets	$933,051	$1,473,244	$1,971,639	$164,117	$(2,317,396)	$2,224,655

Accounts payable and accrued liabilities	$21,968	$10,039	$46,516	$52,152	$(44,569)	$86,106
Current portion of long-term debt	1,462	5,000	2,798	38,022	(493)	46,789
Other current liabilities	—	—	92,144	207	—	92,351
Total current liabilities	23,430	15,039	141,458	90,381	(45,062)	225,246

Long-term debt	630,747	583,301	68,969	79,782	(65,239)	1,297,560
Other liabilities	11,906	22,307	410,851	2,267	1,744	449,075
Total liabilities	666,083	620,647	621,278	172,430	(108,557)	1,971,881

Common stock	873	—	10	762	(772)	873
Additional paid-in capital	614,155	543,295	1,005,266	88,370	(1,636,930)	614,156
(Accumulated deficit) retained earnings	(348,060)	310,673	345,645	(96,612)	(571,970)	(360,324)
Accumulated other comprehensive income (loss)	—	(1,371)	(560)	(833)	833	(1,931)
Total shareholders’ equity	266,968	852,597	1,350,361	(8,313)	(2,208,839)	252,774
Total liabilities and shareholders’ equity	$933,051	$1,473,244	$1,971,639	$164,117	$(2,317,396)	$2,224,655

CONDENSED CONSOLIDATED BALANCE SHEET

AS OF DECEMBER 31, 2006

(In thousands)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non-Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Cash	$—	$62,252	$2,788	$2,368	$—	$67,408
Accounts and other receivables	8,636	28,863	89,387	9,135	(2,157)	133,864
Other current assets	4,770	8,278	75,440	3,795	(3,447)	88,836
Assets held for sale	—	—	21,010	—	—	21,010
Total current assets	13,406	99,393	188,625	15,298	(5,604)	311,118

Property and equipment, net	7,771	1,135	260,725	25,005	(24,911)	269,725

Investment in consolidated subsidiaries	541,657	1,466,978	—	—	(2,008,635)	—
Other long-term assets	25,795	35,391	52,325	13,299	(42,574)	84,236
Total other long-term assets	567,452	1,502,369	52,325	13,299	(2,051,209)	84,236

Acquired intangible assets	—	—	1,551,571	46,300	8,630	1,606,501

Total assets	$588,629	$1,602,897	$2,053,246	$99,902	$(2,073,094)	$2,271,580

Accounts payable and accrued liabilities	$17,041	$20,939	$50,394	$50,262	$(44,102)	$94,534
Current portion of long-term debt	1,337	64,400	3,013	34,358	(858)	102,250
Other current liabilities	—	—	87,322	502	—	87,824
Liabilities held for sale	—	—	320	—	—	320
Total current liabilities	18,378	85,339	141,049	85,122	(44,960)	284,928

Long-term debt	283,830	962,701	64,842	28,570	(28,570)	1,311,373
Other liabilities	6,438	20,854	380,051	5,901	(4,610)	408,634
Total liabilities	308,646	1,068,894	585,942	119,593	(78,140)	2,004,935

Common stock	859	—	11	761	(772)	859
Additional paid-in capital	596,667	281,829	1,234,735	71,517	(1,588,081)	596,667
(Accumulated deficit) retained earnings	(317,543)	252,174	235,033	(92,223)	(405,847)	(328,406)
Accumulated other comprehensive income (loss)	—	—	(2,475)	254	(254)	(2,475)
Total shareholders’ equity	279,983	534,003	1,467,304	(19,691)	(1,994,954)	266,645
Total liabilities and shareholders’ equity	$588,629	$1,602,897	$2,053,246	$99,902	$(2,073,094)	$2,271,580

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2007

(In thousands)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Net revenue	$—	$—	$686,891	$43,057	$(11,848)	$718,100

Program and production	—	1,479	155,914	—	(8,686)	148,707
Selling, general and administrative	17,695	5,707	137,169	4,016	(227)	164,360
Depreciation, amortization and other operating expenses	2,000	372	208,806	36,905	(2,220)	245,863
Total operating expenses	19,695	7,558	501,889	40,921	(11,133)	558,930

Operating (loss) income	(19,695)	(7,558)	185,002	2,136	(715)	159,170

Equity in earnings of subsidiaries	46,861	86,030	—	—	(132,891)	—
Interest income (loss)	1,320	3,341	42	78	(2,553)	2,228
Interest expense	(28,698)	(57,911)	(6,332)	(7,727)	4,802	(95,866)
Other income (expense)	10,343	4,958	(39,318)	(797)	(1,503)	(26,317)
Total other income (expense)	29,826	36,418	(45,608)	(8,446)	(132,145)	(119,955)

Income tax benefit (provision)	14,313	20,580	(55,791)	2,098	—	(18,800)
Income from discontinued operations, net of taxes	—	—	1,219	—	—	1,219
Gain on disposal of discontinued operations, net of taxes	—	—	1,065	—	—	1,065
Net income (loss)	$24,444	$49,440	$85,887	$(4,212)	$(132,860)	$22,699

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2006

(In thousands)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Net revenue	$—	$—	$683,969	$33,806	$(11,553)	$706,222

Program and production	—	1,640	151,096	—	(8,500)	144,236
Selling, general and administrative	16,302	5,831	135,757	3,198	(298)	160,790
Depreciation, amortization and other operating expenses	2,109	507	214,720	27,190	(1,987)	242,539
Total operating expenses	18,411	7,978	501,573	30,388	(10,785)	547,565

Operating (loss) income	(18,411)	(7,978)	182,396	3,418	(768)	158,657

Equity in earnings of subsidiaries	64,073	94,123	—	—	(158,196)	—
Interest income	770	2,005	—	3	(770)	2,008
Interest expense	(20,577)	(86,633)	(5,612)	(5,435)	3,040	(115,217)
Other income (expense)	23,140	27,546	(39,844)	616	(1,815)	9,643
Total other income (expense)	67,406	37,041	(45,456)	(4,816)	(157,741)	(103,566)

Income tax benefit (provision)	5,237	30,097	(42,393)	470	—	(6,589)
Income from discontinued operations, net of taxes	—	—	3,701	—	—	3,701
Gain from sale of discontinued operations, net of taxes	—	—	1,774	—	—	1,774
Net income (loss)	$54,232	$59,160	$100,022	$(928)	$(158,509)	$53,977

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2005

(In thousands)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Net revenue	$—	$—	$667,578	$36,033	$(19,656)	$683,955

Program and production	—	1,583	159,078	—	(11,628)	149,033
Selling, general and administrative	15,044	6,723	132,788	6,386	(3,851)	157,090
Depreciation, amortization and other operating expenses	1,691	1,650	183,351	25,973	(4,471)	208,194
Total operating expenses	16,735	9,956	475,217	32,359	(19,950)	514,317

Operating (loss) income	(16,735)	(9,956)	192,361	3,674	294	169,638

Equity in earnings of subsidiaries	206,465	240,674	—	—	(447,139)	—
Interest income	507	634	3	7	(501)	650
Interest expense	(16,765)	(95,585)	(5,757)	(14,557)	12,662	(120,002)
Other income (expense)	16,240	25,798	(18,800)	(2,115)	(874)	20,249
Total other income (expense)	206,447	171,521	(24,554)	(16,665)	(435,852)	(99,103)

Income tax benefit (provision)	7,668	27,411	(76,351)	5,245	—	(36,027)
Income from discontinued operations, net of taxes	—	—	5,400	—	—	5,400
Gain from sale of discontinued operations, net of taxes	—	—	146,024	—	—	146,024
Net income (loss)	$197,380	$188,976	$242,880	$(7,746)	$(435,558)	$185,932

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2007

(In thousands)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non-Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES	$(15,205)	$(76,605)	$204,144	$(2,546)	$36,426	$146,214
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(176)	(759)	(21,855)	(900)	464	(23,226)
Payment for acquisition of other operating divisions’ companies	—	—	—	(39,075)	—	(39,075)
Investments in equity and cost method investees	(111)	—	—	(16,273)	—	(16,384)
Distributions from investments	583	—	—	—	—	583
Proceeds from the sale of assets	—	—	693	3	—	696
Proceeds from the sale of broadcast assets related to discontinued operations	—	—	21,036	—	—	21,036
Loans to affiliates	(160)	—	—	—	—	(160)
Proceeds from loans to affiliates	157	—	—	—	—	157
Net cash flows from (used in) investing activities	293	(759)	(126)	(56,245)	464	(56,373)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	345,000	393,000	9	13,600	—	751,609
Repayments of notes payable, commercial bank financing and capital leases	(190)	(835,306)	(175)	(4,971)	—	(840,642)
Proceeds from exercise of stock options	13,379	—	—	—	—	13,379
Payments for deferred financing costs	(6,738)	(131)	—	(196)	—	(7,065)
Increase (decrease) in intercompany payables	(285,419)	472,027	(201,128)	51,893	(37,373)	—
Dividends paid on Class A and Class B Common Stock	(49,973)	—	—	—	483	(49,490)
Repayments of notes and capital leases to affiliates	(1,147)	—	(2,913)	—	—	(4,060)
Net cash flows from (used in) financing activities	14,912	29,590	(204,207)	60,326	(36,890)	(136,269)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(47,774)	(189)	1,535	—	(46,428)
CASH AND CASH EQUIVALENTS, beginning of period	—	62,252	2,788	2,368	—	67,408
CASH AND CASH EQUIVALENTS, end of period	$—	$14,478	$2,599	$3,903	$—	$20,980

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2006

(In thousands)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non-Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES	$(136)	$(55,270)	$206,391	$4,651	$(363)	$155,273
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(370)	(90)	(16,319)	(232)	88	(16,923)
Payment for acquisition of television stations	—	—	(1,710)	—	—	(1,710)
Investments in equity and cost method investees	(174)	—	(165)	—	—	(339)
Proceeds from the sale of assets	—	—	2,420	10	—	2,430
Proceeds from the sale of broadcast assets related to discontinued operations	—	—	1,400	—	—	1,400
Loans to affiliates	(143)	—	—	—	—	(143)
Proceeds from loans to affiliates	141	—	—	—	—	141
Net cash flows (used in) from investing activities	(546)	(90)	(14,374)	(222)	88	(15,144)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	—	75,000	—	—	—	75,000
Repayments of notes payable, commercial bank financing and capital leases	(7,220)	(106,172)	(183)	—	(789)	(114,364)
Proceeds from exercise of stock options	1,125	—	—	—	—	1,125
Payments for derivative termination	—	(3,750)	—	—	—	(3,750)
Increase (decrease) in intercompany payables	43,876	146,642	(187,896)	(3,052)	430	—
Dividends paid on Class A and Class B Common Stock	(36,062)	—	—	—	—	(36,062)
Repayments of notes and capital leases to affiliates	(1,037)	—	(3,288)	(634)	634	(4,325)
Net cash flows from (used in) financing activities	682	111,720	(191,367)	(3,686)	275	(82,376)

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	56,360	650	743	—	57,753
CASH AND CASH EQUIVALENTS, beginning of period	—	5,892	2,138	1,625	—	9,655
CASH AND CASH EQUIVALENTS, end of period	$—	$62,252	$2,788	$2,368	$—	$67,408

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2005

(In thousands)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non-Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES	$(39,012)	$(135,062)	$234,909	$(1,317)	$(4,907)	$54,611
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(279)	(111)	(16,243)	(5,756)	5,716	(16,673)
Payment for acquisition of television stations	—	—	(15,540)	—	—	(15,540)
Investments in equity and cost method investees	(670)	—	—	(300)	—	(970)
Proceeds from the sale of property	—	—	66	—	—	66
Proceeds from the sale of broadcast assets related to discontinued operations	—	—	295,190	—	—	295,190
Proceeds from sale of equity investees	21,500	—	—	—	—	21,500
Proceeds from insurance settlements	—	—	1,193	—	—	1,193
Loans to affiliates	(126)	—	(5,088)	—	5,088	(126)
Proceeds from loans to affiliates	125	—	—	—	—	125
Net cash flows from (used in) investing activities	20,550	(111)	259,578	(6,056)	10,804	284,765

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	—	52,000	—	—	—	52,000
Repayments of notes payable, commercial bank financing and capital leases	(5,170)	(355,100)	(108)	—	11	(360,367)
Proceeds from exercise of stock options	178	—	—	—	—	178
Payments for deferred financing costs	(100)	(1,679)	—	(134)	—	(1,913)
Increase (decrease) in intercompany payables	50,707	439,736	(491,065)	1,556	(934)	—
Dividends paid on Series D Convertible Preferred Stock	(5,004)	—	—	—	—	(5,004)
Dividends paid on Class A and Class B Common Stock	(19,201)	—	—	—	—	(19,201)
Proceeds from notes and capital leases to affiliates	—	—	—	5,088	(5,088)	—
Repayment of notes and capital leases to affiliates	(2,948)	—	(2,957)	(114)	114	(5,905)
Net cash flows from (used in) financing activities	18,462	134,957	(494,130)	6,396	(5,897)	(340,212)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(216)	357	(977)	—	(836)
CASH AND CASH EQUIVALENTS, beginning of period	—	6,108	1,781	2,602	—	10,491
CASH AND CASH EQUIVALENTS, end of period	$—	$5,892	$2,138	$1,625	$—	$9,655

17.                   QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

(in thousands, except per share data)

		For the Quarter Ended
	03/31/07 (a)	06/30/07 (a)	09/30/07	12/31/07

Total revenues, net	$164,936	$178,396	$176,699	$198,069
Operating income	$37,586	$41,643	$32,934	$47,007
(Loss) income from continuing operations	$(2,113)	$1,703	$9,577	$11,248
(Loss) income from discontinued operations	$(276)	$494	$324	$677
Gain from sale of discontinued operations	$—	$—	$—	$1,065
Net (loss) income	$(2,389)	$2,197	$9,901	$12,990
Basic (loss) earnings per common share from continuing operations	$(0.02)	$0.02	$0.11	$0.13
Basic earnings per common share from discontinued operations	$—	$0.01	$—	$0.02
Basic (loss) earnings per common share	$(0.03)	$0.03	$0.11	$0.15
Diluted (loss) earnings per common share from continuing operations	$(0.02)	$0.02	$0.11	$0.13
Diluted earnings per common share from discontinued operations	$—	$0.01	$—	$0.02
Diluted (loss) earnings per common share	$(0.03)	$0.03	$0.11	$0.15

		For the Quarter Ended (a)
	03/31/06	06/30/06	09/30/06 (b)	12/31/06

Total revenues, net	$161,502	$182,880	$166,346	$195,494
Operating income	$35,429	$47,066	$38,013	$38,149
Income from continuing operations	$7,151	$10,792	$20,495	$10,064
Income (loss) from discontinued operations	$1,094	$(508)	$(265)	$3,380
Gain from sale of discontinued operations	$1,774	$—	$—	$—
Net income	$10,018	$10,283	$20,231	$13,445
Basic earnings per common share from continuing operations	$0.08	$0.13	$0.24	$0.12
Basic earnings (loss) per common share from discontinued operations	$0.03	$(0.01)	$—	$0.04
Basic earnings per common share	$0.12	$0.12	$0.24	$0.16
Diluted earnings per common share from continuing operations	$0.08	$0.13	$0.23	$0.12
Diluted earnings (loss) per common share from discontinued operations	$0.03	$(0.01)	$—	$0.04
Diluted earnings per common share	$0.12	$0.12	$0.23	$0.16

(a)          Results previously reported in our Form 10-Q’s for 2006 and 2007 and our Form 10-K for the year ended December 31, 2006 have been restated to reflect discontinued operations related to the sale of WGGB-TV in Springfield, Massachusetts.

(b)         Amounts here on have been adjusted pursuant to our SAB 108 disclosure included in Note 1, Nature of Operations and Summary of Significant Accounting Policies, to properly exclude a $2.3 million tax adjustment related to the over-accrual of tax reserves that was reflected in our cumulative effect adjustment of $0.2 million to beginning retained earnings.

SINCLAIR BROADCAST GROUP, INC.

INDEX TO SCHEDULES

Schedule II - Valuation and Qualifying Accounts	S-2

All schedules except the one listed above are omitted as not applicable or not required or the required information is included in the consolidated financial statements or notes thereto.

S-1

SCHEDULE II

SINCLAIR BROADCAST GROUP, INC.

VALUATION ALLOWANCES

FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007

(In thousands)

ALLOWANCE FOR DOUBTFUL ACCOUNTS
Year	Balance at beginning of period	Charges to Cost and Expenses	Charges to other Accounts	Deductions	Balance at end of period
2005	$4,518	$1,157	$—	$1,079	$4,596
2006	4,596	1,205	—	1,816	3,985
2007	3,985	1,749	—	1,852	3,882

S-2