Form 10-Q
period 2008-03-31
SINCLAIR BROADCAST GROUP INC
filed 2008-05-09
CIK 912752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)	☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

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

Yes ☒           No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐           No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of each class	Number of shares outstanding as of May 2, 2008
Class A Common Stock	53,154,513
Class B Common Stock	34,453,859

SINCLAIR BROADCAST GROUP, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2008

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	As of March 31, 2008	As of December 31, 2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,594	$20,980
Accounts receivable, net of allowance for doubtful accounts of $3,782 and $3,882, respectively	117,634	127,891
Affiliate receivable	129	15
Current portion of program contract costs	44,380	50,276
Income taxes receivable	13,039	16,228
Prepaid expenses and other current assets	9,489	13,448
Deferred barter costs	2,568	2,026
Deferred tax assets	7,752	7,752
Total current assets	207,585	238,616

PROGRAM CONTRACT COSTS, less current portion	32,733	32,683
PROPERTY AND EQUIPMENT, net	343,776	284,551
GOODWILL, net	1,023,428	1,010,594
BROADCAST LICENSES, net	401,130	401,130
DEFINITE-LIVED INTANGIBLE ASSETS, net	189,126	192,733
OTHER ASSETS	61,184	64,348
Total assets	$2,258,962	$2,224,655

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,817	$3,732
Accrued liabilities	71,614	82,374
Current portion of notes payable, capital leases and commercial bank financing	45,043	42,950
Current portion of notes and capital leases payable to affiliates	2,808	3,839
Current portion of program contracts payable	84,086	90,208
Deferred barter revenues	2,813	2,143
Total current liabilities	210,181	225,246

LONG-TERM LIABILITIES:
Notes payable, capital leases and commercial bank financing, less current portion	1,289,402	1,274,386
Notes payable and capital leases to affiliates, less current portion	32,870	23,174
Program contracts payable, less current portion	79,032	79,985
Deferred tax liabilities	321,297	313,364
Other long-term liabilities	54,323	52,659
Total liabilities	1,987,105	1,968,814

MINORITY INTEREST IN CONSOLIDATED ENTITIES	17,721	3,067

SHAREHOLDERS’ EQUITY:
Class A Common Stock, $.01 par value, 500,000,000 shares authorized, 53,035,294 and 52,830,025 shares issued and outstanding, respectively	530	528
Class B Common Stock, $.01 par value, 140,000,000 shares authorized, 34,453,859 shares issued and outstanding, respectively, convertible into Class A Common Stock	345	345
Additional paid-in capital	616,295	614,156
Accumulated deficit	(361,254)	(360,324)
Accumulated other comprehensive loss	(1,780)	(1,931)
Total shareholders’ equity	254,136	252,774
Total liabilities and shareholders’ equity	$2,258,962	$2,224,655

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data) (Unaudited)

	Three Months Ended March 31,
	2008	2007
REVENUES:
Station broadcast revenues, net of agency commissions	$160,892	$148,334
Revenues realized from station barter arrangements	14,638	13,715
Other operating divisions’ revenues	11,127	2,887
Total revenues	186,657	164,936

OPERATING EXPENSES:
Station production expenses	38,855	35,547
Station selling, general and administrative expenses	34,611	33,653
Expenses recognized from station barter arrangements	13,517	12,430
Amortization of program contract costs and net realizable value adjustments	19,709	21,316
Other operating divisions’ expenses	11,934	3,546
Depreciation of property and equipment	10,553	10,650
Corporate general and administrative expenses	6,721	5,964
Amortization of definite-lived intangible assets and other assets	4,539	4,244
Total operating expenses	140,439	127,350
Operating income	46,218	37,586

OTHER INCOME (EXPENSE):
Interest expense and amortization of debt discount and deferred financing costs	(20,202)	(26,382)
Interest income	181	388
Gain (loss) from sale of assets	38	(12)
Loss from extinguishment of debt	(286)	(15,681)
Gain from derivative instruments	999	1,057
Income (loss) from equity and cost method investments	695	(12)
Other income, net	367	222
Total other expense	(18,208)	(40,420)
Income (loss) from continuing operations before income taxes	28,010	(2,834)

INCOME TAX (PROVISION) BENEFIT	(11,466)	721
Income (loss) from continuing operations	16,544	(2,113)

DISCONTINUED OPERATIONS:
Loss from discontinued operations, net of related income tax provision of $139 and $17, respectively	(131)	(276)
NET INCOME (LOSS)	$16,413	$(2,389)

BASIC AND DILUTED EARNINGS PER COMMON SHARE:
Earnings (loss) per share from continuing operations	$0.19	$(0.03)
Earnings per share from discontinued operations	$—	$—
Earnings (loss) per share	$0.19	$(0.03)
Weighted average common shares outstanding	87,246	86,140
Weighted average common and common equivalent shares outstanding	93,958	86,140
Dividends declared per share	$0.20	$0.15

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2008

(In thousands) (Unaudited)

	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

BALANCE, December 31, 2007	$528	$345	$614,156	$(360,324)	$(1,931)	$252,774
Dividends declared on Class A and Class B Common Stock	—	—	—	(17,343)	—	(17,343)
Class A Common Stock issued pursuant to employee benefit plans	2	—	2,121	—	—	2,123
Tax benefit on employee stock awards	—	—	18	—	—	18
Amortization of net periodic pension benefit costs	—	—	—	—	151	151
Net income	—	—	—	16,413	—	16,413
BALANCE, March 31, 2008	$530	$345	$616,295	$(361,254)	$(1,780)	$254,136

Other comprehensive income:
Net income	$—	$—	$—	$16,413	$—	$16,413
Amortization of net periodic pension benefit costs	—	—	—	—	151	151
Comprehensive income	$—	$—	$—	$16,413	$151	$16,564

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income (loss)	$16,413	$(2,389)
Adjustments to reconcile net income to net cash flows from operating activities:
Amortization of debt discount, net of debt premium	787	702
Depreciation of property and equipment	10,615	10,897
Recognition of deferred revenue	(8,312)	(1,384)
Accretion of capital leases	222	231
(Income) loss from equity and cost method investments	(695)	180
Gain (loss) on sale of property	(38)	12
Gain from derivative instruments	(999)	(1,057)
Amortization of definite-lived intangible assets and other assets	4,539	4,367
Amortization of program contract costs and net realizable value adjustments	19,709	21,384
Amortization of deferred financing costs	1,048	539
Stock-based compensation	1,979	698
Excess tax benefits on employee stock awards	18	(1,574)
Loss on extinguishment of debt, non-cash portion	41	2,232
Amortization of derivative instruments	39	134
Amortization of net periodic pension benefit costs	48	60
Deferred tax provision related to operations	8,036	877
Net effect of change in deferred barter revenues and deferred barter costs	128	(48)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in accounts receivable, net	11,237	10,370
Decrease (increase) in income taxes receivable	3,189	(2,012)
Decrease in prepaid expenses and other current assets	4,169	6,729
Decrease (increase) in other assets	2,702	(964)
Decrease in accounts payable and accrued liabilities	(6,213)	(6,170)
Decrease in other long-term liabilities	(150)	(146)
Increase in minority interest	5	39
Dividends and distributions from equity and cost method investees	401	88
Payments on program contracts payable	(20,878)	(20,553)
Net cash flows from operating activities	48,040	23,242
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(5,905)	(6,535)
Consolidation of variable interest entity	2,186	—
Purchase of alarm monitoring contracts	(914)	—
Payments for acquisition of television stations	(17,033)	—
Payments for acquisitions of other operating divisions’ companies	(34,433)	—
Dividends and distributions from cost method investees	860	435
Investments in equity and cost method investees	(8,200)	—
Proceeds from the sale of assets	129	11
Loans to affiliates	(112)	(37)
Proceeds from loans to affiliates	41	35
Net cash flows used in investing activities	(63,381)	(6,091)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	79,511	276,500
Repayments of notes payable, commercial bank financing and capital leases	(64,481)	(345,232)
Proceeds from exercise of stock options, including excess tax benefits of $0 million and $1,574 million, respectively	—	11,357
Dividends paid on Class A and Class B Common Stock	(15,139)	(10,624)
Payments for deferred financing costs	(7)	—
Proceeds from derivative terminations	8,001	—
Repayments of notes and capital leases to affiliates	(930)	(1,110)
Net cash flows from (used in) financing activities	6,955	(69,109)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(8,386)	(51,958)
CASH AND CASH EQUIVALENTS, beginning of period	20,980	67,408
CASH AND CASH EQUIVALENTS, end of period	$12,594	$15,450

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

Discontinued Operations

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we have reported the financial position and results of operations of WGGB-TV in Springfield, Massachusetts as assets and liabilities held for sale in the accompanying consolidated balance sheets and consolidated statements of operations.  Discontinued operations have not been segregated in the consolidated statements of cash flows and, therefore, amounts for certain captions will not agree with the accompanying consolidated balance sheets and consolidated statements of operations.  The operating results of WGGB-TV are not included in our consolidated results from continuing operations for the quarters ended March 31, 2008 and 2007.  See Note 8. Discontinued Operations, for additional information.

Interim Financial Statements

The consolidated financial statements for the three months ended March 31, 2008 and 2007 are unaudited.  In the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows for these periods.

As permitted under the applicable rules and regulations of the Securities and Exchange Commission, the consolidated financial statements do not include all disclosures normally included with audited consolidated financial statements and, accordingly, should be read together with the audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission.  The consolidated statements of operations presented in the accompanying consolidated financial statements are not necessarily representative of operations for an entire year.

Recent Accounting Pronouncements

In March 2008, the Emerging Issues Task Force (EITF) issued a consensus for exposure on Issue No. 08-4, Transition Guidance for Conforming Changes to Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios.”  The Issue provides transition guidance for changes made to Issue 98-5 resulting from the issuance of EITF Issue No. 00-27, “Application of EITF Issue No. 98-5, ‘Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,’ to Certain Convertible Instruments,” and FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  The consensus-for-exposure requires that an entity: (a) apply the guidance in this issue to its first fiscal year beginning after December 15, 2008; (b) recognize the effect of the change retrospectively, with the cumulative effect of the change recognized as an adjustment to the opening balance of retained earnings for the earliest period presented; and (c) include disclosures as required for a change in accounting principle by Statement 154.  We do not expect the impact of this issue to have a material effect on our consolidated financial statements.

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

Acquisitions

In February 2008, we acquired the non-licensed assets of KFXA-TV in Cedar Rapids, Iowa for $17.0 million, net of cash acquired and the right to purchase licensed assets, pending FCC approval, for $1.9 million.  Our CBS affiliate in Cedar Rapids,

KGAN-TV, provides sales and other non-programming related services to KFXA-TV pursuant to a joint sales agreement.  We have determined that the outsourcing agreement is considered a variable interest in KFXA-TV.  We have determined that the KFXA-TV licensed asset entity is a variable interest entity and that we are the primary beneficiary of variable interests.  As a result, we consolidate the assets and liabilities of the non-licensed and licensed assets of KFXA-TV.

In March 2008, we acquired a 50% equity interest in Bay Creek South, LLC (Bay Creek).  Bay Creek is a land development venture that primarily includes residential and commercial unimproved and improved land surrounding two golf courses on Virginia’s eastern shore.  In conjunction with the equity investment, we purchased certain of Bay Creek’s outstanding debt that was used to finance improvements to and the development of land in the venture.  Our total cash debt and equity investment in Bay Creek, including transaction costs, was $35.2 million, net of cash acquired.  Approximately $0.8 million of the $35.2 million investment was funded through the conversion of an existing bridge loan to a portion of the 50% equity interest.  Based on our role as the day-to-day manager and our ability to control all major decisions of the venture, the accounts of Bay Creek are included in our consolidated balance sheet.  Approximately $11.8 million of debt was assumed by us through the consolidation of Bay Creek; however this debt was subsequently paid down to a zero balance at March 31, 2008.  As of March 31, 2008, approximately $49.0 million of property, equipment, land inventory and intangibles were included in property and equipment, net in our consolidated balance sheet.  Bay Creek is not material to our consolidated financial statements and we expect to finalize the purchase price allocation during 2008.  Our cash investment is shown in the statement of cash flows as payments for acquisitions of other operating divisions’ companies.

Investments

From time to time, we transact equity and debt investments in non-broadcast assets.  During first quarter 2008, we made a $6.0 million cash investment in Patriot Capital II, LP (Patriot Capital).  Patriot Capital provides structured debt and mezzanine financing to small businesses.  After the $6.0 million cash investment, our remaining unfunded commitment to Patriot Capital is $14.0 million.  During first quarter 2008, we made an investment of $2.0 million and an add-on cash investment of $0.2 million in two real estate ventures.  As of the filing date, in second quarter 2008, we made new investments of $9.8 million and an add-on cash investment of $0.6 million in various real estate ventures.

Reclassifications

Certain reclassifications have been made to prior years’ consolidated financial statements to conform to the current year’s presentation.

2.              STOCK–BASED COMPENSATION:

From time to time, we grant subsidiary stock awards to employees.  The subsidiary stock is typically in the form of a membership interest in a consolidated limited liability company, not traded on a public exchange and valued based on the estimated fair value of the subsidiary.  Fair value is typically estimated using discounted cash flow models and appraisals.  These stock awards vest immediately.  For the three months ended March 31, 2008, we recorded compensation expense of $1.1 million related to these awards.  This expense reduced our consolidated income, but had no effect on our consolidated cash flows.  These awards have no effect on the shares used in our basic and diluted earnings per share.

On April 1, 2008, 350,000 stock-settled appreciation rights (SARs) were granted to David Smith, our President and Chief Executive Officer, pursuant to the 1996 Long-Term Incentive Plan.  The SARs have a 10-year term and vest immediately.  The SARs had a grant date fair value of $0.5 million.  We valued the SARs using the Black-Scholes model and the following assumptions:

Risk-free interest rate	4.25%
Expected life	10 years
Expected volatility	46.10%
Annual dividend yield	9.23%

We will record compensation expense of $0.5 million related to this grant in second quarter 2008.  This expense will reduce our consolidated income, but have no effect on our consolidated cash flows.

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

FCC License Renewals

In April 2008, the FCC granted the license renewal application of WUXP-TV in Nashville, Tennessee.

Other FCC Adjudicatory Proceedings

On October 12, 2004, the FCC issued a Notice of Apparent Liability for Forfeiture (NAL) in the amount of $7,000 per station to virtually every FOX station, including the 15 FOX affiliates presently licensed to us, the four FOX affiliates programmed by us and one FOX affiliate we sold in 2005.  The NAL alleged that the stations broadcast indecent material contained in an episode of a FOX network program that aired on April 7, 2003.  We, as well as other parties including the FOX network, filed oppositions to the NAL.  On February 22, 2008, the FCC released an order assessing a $7,000 per station forfeiture against thirteen FOX stations, including KDSM-TV in Des Moines, Iowa, WZTV-TV in Nashville, Tennessee and WVAH-TV in Charleston, West Virginia, which we program pursuant to an LMA.  We did not pay the forfeiture for our stations.  On March 24, 2008, we joined the FOX network and other FOX affiliates in filing a petition for reconsideration of the forfeiture order.  On April 4, 2008, the FCC returned the petition without consideration based on the alleged failure to comply with a procedural rule.  On April 21, 2008, we joined the FOX network and other FOX affiliates in seeking reconsideration of the FCC’s April 4, 2008 decision to return the petition for reconsideration.  On April 4, 2008, the Department of Justice, on behalf of the FCC, sued several of the stations that had not paid the forfeiture amounts assessed by the FCC, including the two stations we own and WVAH-TV.  Our stations and WVAH-TV paid the forfeiture assessments in April 2008.  The proceedings initiated by the Department of Justice have been dismissed.  The FOX network has agreed to indemnify its affiliates for the full amount of the forfeiture assessment paid.

4.              SUPPLEMENTAL CASH FLOW INFORMATION:

During the three months ended March 31, 2008 and 2007, our supplemental cash flow information was as follows (in thousands):

	Three Months Ended March 31,
	2008	2007

Income taxes paid related to continuing operations	$40	$—
Income tax refunds received related to continuing operations	$44	$25
Income tax refunds received related to sale of discontinued operations	$—	$134
Interest paid	$22,881	$39,517
Payments related to extinguishment of debt	$245	$13,449

Non-cash barter and trade expense are presented in the consolidated statements of operations.  Non-cash transactions related to capital lease obligations were $10.0 million and less than $0.1 million for the three months ended March 31, 2008 and 2007, respectively.

5.              DERIVATIVE INSTRUMENTS:

We enter into derivative instruments primarily to reduce the impact of changing interest rates on our floating rate debt and to reduce the impact of changing fair market values on our fixed rate debt.

As of December 31, 2007, we had two remaining derivative instruments.  Both of these instruments are interest rate swap agreements.  One of these swap agreements, with a notional amount of $180.0 million and an expiration date of March 15, 2012, was accounted for as a fair value hedge in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities;

therefore, any changes in its fair market value are reflected as an adjustment to the carrying value of our 8.0% Senior Subordinated Notes, due 2012, which is the underlying debt being hedged.  The interest we pay on the $180.0 million swap is variable based on the three-month LIBOR plus 2.28% and the interest we receive is fixed at 8.0%.  The other interest rate swap, with a notional amount of $120.0 million and an expiration date of March 15, 2012, was undesignated as a fair value hedge in 2006 due to a reassignment of the counterparty; therefore, any subsequent changes in the fair market value are reflected as an adjustment to income.  The interest we pay on the $120.0 million swap is variable based on the three-month LIBOR plus 2.35% and the interest we receive is fixed at 8.0%.

In February 2008, the counterparty to our swap agreements, elected to change the termination dates of the $180.0 million and $120.0 million swaps to March 25, 2008 and March 26, 2008, respectively.  We received a termination fee of $3.2 million from the counterparty for the early termination of the $120.0 million swap.  After the removal of the related $2.4 million derivative asset from our consolidated balance sheet, the resulting $0.8 million, along with $0.2 million of interest was recorded in gain from derivative instruments.  We received a termination fee of $4.8 million from the counterparty for the early termination of the $180.0 million swap.    In accordance with SFAS 133, the carrying value of the underlying debt was adjusted to reflect the $4.8 million termination fee and that amount will be treated as a premium on the underlying debt that was being hedged and will be amortized over its remaining life as a reduction to interest expense.  The total termination fees received of $8.0 million are included in the cash flows from financing activities section of the consolidated statement of cash flows for the quarter ended March 31, 2008.

As of March 31, 2008, we had no derivative instruments other than embedded derivatives related to contingent cash interest features in our 4.875% Convertible Senior Notes, due 2018 and 3.0% Convertible Senior Notes, due 2027, which had negligible fair values.

6.              EARNINGS PER SHARE:

The following table reconciles income (numerator) and shares (denominator) used in our computations of earnings per share for the three months ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended March 31,
	2008	2007
Income (Numerator)
Income (loss) from continuing operations	$16,544	$(2,113)
Income impact of assumed conversion of 4.875% Convertible Senior Notes, due 2018, net of taxes	1,097	—
Numerator for diluted earnings per common share from continuing operations	$17,641	$(2,113)
Loss from discontinued operations, net of taxes	(131)	(276)
Numerator for diluted earnings per common share	$17,510	$(2,389)

Shares (Denominator)
Weighted-average common shares outstanding	87,246	86,140
Dilutive effect of outstanding stock options and restricted stock	7	—
Dilutive effect of 4.875% Convertible Senior Notes, due 2018	6,705	—
Weighted-average common and common equivalent shares outstanding	93,958	86,140

We applied the treasury stock method to measure the dilutive effect of our outstanding stock options and restricted stock awards and include the respective common share equivalents in the denominator of the diluted EPS computation.  For each of the three months ended March 31, 2008 and 2007, our 6.0% Convertible Debentures, due 2012 and for the three months ended March 31, 2007, our outstanding stock options and restricted stock and 4.875% Convertible Senior Notes, due 2018, were anti-dilutive; therefore, they were not included in the computation of diluted EPS.  For the three months ended March 31, 2008, our 3.0% Convertible Senior Notes, due 2027 and issued in May 2007, were excluded from our diluted EPS computation since our average stock price was less than the conversion price.  For the three months ended March 31, 2008, the outstanding SARs were excluded from our diluted EPS computation since our average stock price was less than the grant date base value of the SARs.

7.              RELATED PERSON TRANSACTIONS:

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

Certain assets used by us and our operating subsidiaries are leased from Cunningham Communications, Inc., Keyser Investment Group, Gerstell Development Limited Partnership and Beaver Dam, LLC (entities owned by the controlling shareholders).  Lease payments made to these entities were $1.2 million and $1.3 million for the three months ended March 31, 2008 and 2007, respectively.

In January 1999, we entered into a local marketing agreement (LMA) with Bay Television, Inc. (Bay TV), which owns the television station WTTA-TV in Tampa, Florida.  Our controlling shareholders own a substantial portion of the equity of Bay TV.  The LMA provides that we deliver television programming to Bay TV, which broadcasts the programming in return for a monthly fee to Bay TV of $143,500.  We must also make an annual payment equal to 50% of the adjusted annual broadcast cash flow of the station (as defined in the LMA) that is in excess of $1.7 million.  The additional payment is reduced by 50% of the adjusted broadcast cash flow of the station that was below zero in prior calendar years until that amount is recaptured.  An additional payment of $1.5 million was made during the three months ended March 31, 2008 related to the excess adjusted broadcast cash flow for the year ended December 31, 2007.  Lease payments made to Bay TV were $0.4 million for each of the three months ended March 31, 2008 and 2007.

We sold advertising time to and purchased vehicles and related vehicle services from Atlantic Automotive Corporation (Atlantic Automotive), a holding company which owns automobile dealerships and an automobile leasing company.  David D. Smith, our President and Chief Executive Officer, has a controlling interest in, and is a member of the Board of Directors of Atlantic Automotive.  Our stations in Baltimore, Maryland and Norfolk, Virginia received payments for advertising time totaling $0.1 million and $0.2 million during the three months ended March 31, 2008 and 2007, respectively.  We paid $0.3 million and $0.2 million for vehicles and related vehicle services from Atlantic Automotive during the three months ended March 31, 2008 and 2007, respectively.

Basil A. Thomas, a member of our Board of Directors, is of counsel to Thomas & Libowitz, P.A., and the father of Steven A. Thomas, a partner and founder of Thomas & Libowitz, P.A., a law firm providing legal services to us on an ongoing basis.  We paid fees of $0.3 million and $0.1 million to Thomas & Libowitz during the three months ended March 31, 2008 and 2007, respectively.

In April 2008, we extended four of our LMA’s with Cunningham Broadcasting Corporation (Cunningham) pursuant to which we will continue to provide programming to Cunningham to air on WTAT-TV in Charleston, South Carolina, WVAH-TV in Charleston, West Virginia, WRGT-TV in Dayton, Ohio and WMYA-TV in Anderson, South Carolina.

8.              DISCONTINUED OPERATIONS:

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

Accounts receivable related to WGGB-TV is included in the accompanying consolidated balance sheets, net of allowance for doubtful accounts, for all periods presented.  This is because we continue to own the rights to collect the amounts due to us through the closing date of the non-license television broadcast assets.  Such amounts were $0.2 million (net of allowance of less than $0.1 million) and $0.1 million (net of allowance of less than $0.1 million) as of March 31, 2008 and December 31, 2007, respectively.

9.              SEGMENT DATA:

We have one reportable operating segment, “Broadcast”, that is disclosed separately from our corporate and other business activities.  “Corporate and Other” primarily includes our costs to operate as a public company and to operate our corporate headquarters location, our investment activity and our other operating divisions’ activities.  Currently, our other operating divisions primarily earn revenues from software development and consulting, transmitter manufacturing, sign design and fabrication and real estate ventures.  Transactions between our operating segment and “Corporate and Other” are not material.

Financial information for our operating segment is included in the following tables for the three months ended March 31, 2008 and 2007 (in thousands):

For the three months ended March 31, 2008	Broadcast	Corporate and Other	Consolidated
Revenue	$175,530	$11,127	$186,657
Depreciation of property and equipment	9,885	668	10,553
Amortization of definite-lived intangible assets and other assets	4,211	328	4,539
Amortization of program contract costs and net realizable value adjustments	19,709	—	19,709
General and administrative overhead expenses	1,985	4,736	6,721
Operating income (loss)	52,902	(6,684)	46,218
Income from equity and cost method investments	—	695	695

For the three months ended March 31, 2007	Broadcast	Corporate and Other	Consolidated
Revenue	$162,049	$2,887	$164,936
Depreciation of property and equipment	10,109	541	10,650
Amortization of definite-lived intangible assets and other assets	4,244	—	4,244
Amortization of program contract costs and net realizable value adjustments	21,316	—	21,316
General and administrative overhead expenses	1,903	4,061	5,964
Operating income (loss)	42,943	(5,357)	37,586
Loss from equity and cost method investments	—	(12)	(12)

10.       CONDENSED CONSOLIDATING FINANCIAL STATEMENTS:

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

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MARCH 31, 2008

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Cash	$—	$3,134	$2,635	$6,825	$—	$12,594
Accounts and other receivables	3,816	247	122,164	8,839	(4,264)	130,802
Other current assets	1,145	2,759	55,236	5,773	(724)	64,189
Total current assets	4,961	6,140	180,035	21,437	(4,988)	207,585

Property and equipment, net	15,150	1,528	247,009	103,766	(23,677)	343,776

Investment in consolidated subsidiaries	869,084	1,343,789	—	—	(2,212,873)	—
Other long-term assets	59,823	118,830	34,720	29,936	(149,392)	93,917
Total other long-term assets	928,907	1,462,619	34,720	29,936	(2,362,265)	93,917

Acquired intangible assets	—	—	1,542,598	63,507	7,579	1,613,684

Total assets	$949,018	$1,470,287	$2,004,362	$218,646	$(2,383,351)	$2,258,962

Accounts payable and accrued liabilities	$24,898	$6,752	$36,310	$54,978	$(47,507)	$75,431
Current portion of long-term debt	812	10,313	2,466	35,146	(886)	47,851
Other current liabilities	—	—	86,492	407	—	86,899
Total current liabilities	25,710	17,065	125,268	90,531	(48,393)	210,181

Long-term debt	641,385	596,884	69,365	101,044	(86,406)	1,322,272
Other liabilities	13,499	23,764	464,548	3,563	(33,001)	472,373
Total liabilities	680,594	637,713	659,181	195,138	(167,800)	2,004,826

Common stock	875	—	11	761	(772)	875
Additional paid-in capital	616,295	496,379	970,591	122,469	(1,589,439)	616,295
(Accumulated deficit) retained earnings	(348,746)	337,444	375,110	(99,222)	(625,840)	(361,254)
Accumulated other comprehensive (loss) income	—	(1,249)	(531)	(500)	500	(1,780)
Total shareholders’ equity	268,424	832,574	1,345,181	23,508	(2,215,551)	254,136
Total liabilities and shareholders’ equity	$949,018	$1,470,287	$2,004,362	$218,646	$(2,383,351)	$2,258,962

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2007

(in thousands)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Cash	$—	$14,478	$2,599	$3,903	$—	$20,980
Accounts and other receivables	3,258	21	133,429	10,969	(3,543)	144,134
Other current assets	2,005	6,508	60,621	5,092	(724)	73,502
Total current assets	5,263	21,007	196,649	19,964	(4,267)	238,616

Property and equipment, net	5,979	1,462	247,403	53,777	(24,070)	284,551

Investment in consolidated subsidiaries	872,910	1,349,054	—	—	(2,221,964)	—
Other long-term assets	48,899	101,721	35,682	27,519	(116,790)	97,031
Total other long-term assets	921,809	1,450,775	35,682	27,519	(2,338,754)	97,031

Acquired intangible assets	—	—	1,533,038	62,857	8,562	1,604,457

Total assets	$933,051	$1,473,244	$2,012,772	$164,117	$(2,358,529)	$2,224,655

Accounts payable and accrued liabilities	$21,968	$10,039	$46,516	$52,152	$(44,569)	$86,106
Current portion of long-term debt	1,462	5,000	2,798	38,022	(493)	46,789
Other current liabilities	—	—	92,144	207	—	92,351
Total current liabilities	23,430	15,039	141,458	90,381	(45,062)	225,246

Long-term debt	630,747	583,301	68,969	79,782	(65,239)	1,297,560
Other liabilities	11,906	22,307	451,984	2,267	(39,389)	449,075
Total liabilities	666,083	620,647	662,411	172,430	(149,690)	1,971,881

Common stock	873	—	10	762	(772)	873
Additional paid-in capital	614,155	543,295	1,005,266	88,370	(1,636,930)	614,156
(Accumulated deficit) retained earnings	(348,060)	310,673	345,645	(96,612)	(571,970)	(360,324)
Accumulated other comprehensive (loss) income	—	(1,371)	(560)	(833)	833	(1,931)
Total shareholders’ equity	266,968	852,597	1,350,361	(8,313)	(2,208,839)	252,774
Total liabilities and shareholders’ equity	$933,051	$1,473,244	$2,012,772	$164,117	$(2,358,529)	$2,224,655

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2008

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Net revenue	$—	$—	$176,165	$13,314	$(2,822)	$186,657

Program and production	—	248	40,753	29	(2,175)	38,855
Selling, general and administrative	4,566	1,805	33,909	1,103	(51)	41,332
Depreciation, amortization and other operating expenses	482	110	46,937	13,091	(368)	60,252
Total operating expenses	5,048	2,163	121,599	14,223	(2,594)	140,439

Operating (loss) income	(5,048)	(2,163)	54,566	(909)	(228)	46,218

Equity in earnings of subsidiaries	24,451	28,718	—	—	(53,169)	—
Interest income	286	1,324	6	27	(1,462)	181
Interest expense	(8,387)	(9,294)	(1,714)	(2,796)	1,989	(20,202)
Other income (expense)	1,413	5,868	(4,997)	(155)	(316)	1,813
Total other income (expense)	17,763	26,616	(6,705)	(2,924)	(52,958)	(18,208)

Income tax benefit (provision)	3,950	1,946	(18,608)	1,246	—	(11,466)
Income from discontinued operations, net of taxes	—	—	(131)	—	—	(131)
Net income (loss)	$16,665	$26,399	$29,122	$(2,587)	$(53,186)	$16,413

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2007

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Net revenue	$—	$—	$162,659	$5,078	$(2,801)	$164,936

Program and production	—	354	37,347	—	(2,154)	35,547
Selling, general and administrative	4,005	1,749	32,917	1,009	(63)	39,617
Depreciation, amortization and other operating expenses	514	83	47,826	4,284	(521)	52,186
Total operating expenses	4,519	2,186	118,090	5,293	(2,738)	127,350

Operating (loss) income	(4,519)	(2,186)	44,569	(215)	(63)	37,586

Equity in earnings of subsidiaries	5,010	17,780	—	—	(22,790)	—
Interest income	212	383	3	2	(212)	388
Interest expense	(5,149)	(19,124)	(1,533)	(1,349)	773	(26,382)
Other income (expense)	609	(3,814)	(10,693)	(226)	(302)	(14,426)
Total other income (expense)	682	(4,775)	(12,223)	(1,573)	(22,531)	(40,420)

Income tax benefit (provision)	1,751	12,562	(14,065)	473	—	721
Loss from discontinued operations, net of taxes	—	—	(276)	—	—	(276)
Net (loss) income	$(2,086)	$5,601	$18,005	$(1,315)	$(22,594)	$(2,389)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2008

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES	$(7,217)	$(3,406)	$57,144	$34	$1,485	$48,040
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(38)	(177)	(5,317)	(373)	—	(5,905)
Consolidation of variable interest entity	—	—	—	2,186	—	2,186
Purchase of alarm monitoring contracts	—	—	—	(914)	—	(914)
Payments for acquisition of television stations	—	(17,033)	—	—	—	(17,033)
Payment for acquisition of other operating divisions’ companies	—	—	—	(34,433)	—	(34,433)
Investments in equity and cost method investees	(6,000)	—	—	(2,200)	—	(8,200)
Distributions from investments	860	—	—	—	—	860
Proceeds from sale of assets	3	—	126	—	—	129
Loans to affiliates	(112)	—	—	—	—	(112)
Proceeds from loans to affiliates	41	—	—	—	—	41
Net cash flows used in investing activities	(5,246)	(17,210)	(5,191)	(35,734)	—	(63,381)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	—	78,000	—	1,511	—	79,511
Repayments of notes payable, commercial bank financing and capital leases	(54)	(59,674)	(49)	(4,704)	—	(64,481)
Dividends paid on Class A and Class B Common Stock	(15,294)	—	—	—	155	(15,139)
Payments for deferred financing costs	—	—	—	(7)	—	(7)
Proceeds from derivative terminations	—	8,001	—	—	—	8,001
Repayments of notes and capital leases to affiliates	(303)	—	(627)	—	—	(930)
Increase (decrease) in intercompany payables	28,114	(17,055)	(51,241)	41,822	(1,640)	—
Net cash flows (used in) from financing activities	12,463	9,272	(51,917)	38,622	(1,485)	6,955

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(11,344)	36	2,922	—	(8,386)
CASH AND CASH EQUIVALENTS, beginning of period	—	14,478	2,599	3,903	—	20,980
CASH AND CASH EQUIVALENTS, end of period	$—	$3,134	$2,635	$6,825	$—	$12,594

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2007

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES	$(6,104)	$(19,901)	$50,526	$(1,590)	$311	$23,242
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(7)	(376)	(5,918)	(234)	—	(6,535)
Investments in equity and cost method investees	435	—	—	—	—	435
Proceeds from the sale of assets	—	—	11	—	—	11
Loans to affiliates	(37)	—	—	—	—	(37)
Proceeds from loans to affiliates	35	—	—	—	—	35
Net cash flows from (used in) investing activities	426	(376)	(5,907)	(234)	—	(6,091)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	—	276,500	—	—	—	276,500
Repayments of notes payable, commercial bank financing and capital leases	(45)	(345,150)	(37)	—	—	(345,232)
Proceeds from exercise of stock options	11,357	—	—	—	—	11,357
Dividends paid on Class A and Class B Common Stock	(10,624)	—	—	—	—	(10,624)
Repayments of notes and capital leases to affiliates	(274)	—	(836)	(212)	212	(1,110)
Increase (decrease) in intercompany payables	5,264	36,056	(43,260)	2,463	(523)	—
Net cash flows from (used in) financing activities	5,678	(32,594)	(44,133)	2,251	(311)	(69,109)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(52,871)	486	427	—	(51,958)
CASH AND CASH EQUIVALENTS, beginning of period	—	62,252	2,788	2,368	—	67,408
CASH AND CASH EQUIVALENTS, end of period	$—	$9,381	$3,274	$2,795	$—	$15,450

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

•                  availability and cost of programming;

•                  the effects of governmental regulation of broadcasting or changes in those regulations and court actions interpreting those regulations, including ownership regulations, indecency regulations, retransmission regulations, political advertising restrictions and regulations;

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

Other matters set forth in this report and our other reports filed with the Securities and Exchange Commision, including the Risk Factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2007; may also cause actual results in the future to differ materially from those described in the forward-looking statements.  We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this report might not occur.

The following table sets forth certain operating data for the three months ended March 31, 2008 and 2007:

STATEMENTS OF OPERATIONS DATA

(in thousands, except for per share data) (Unaudited)

	Three Months Ended March 31,
	2008	2007
Statement of Operations Data:
Net broadcast revenues (a)	$160,892	$148,334
Revenues realized from station barter arrangements	14,638	13,715
Other operating divisions’ revenues	11,127	2,887
Total revenues	186,657	164,936

Station production expenses	38,855	35,547
Station selling, general and administrative expenses	34,611	33,653
Expenses recognized from station barter arrangements	13,517	12,430
Amortization of program contract costs and net realizable value adjustments	19,709	21,316
Depreciation and amortization expenses (b)	15,092	14,894
Other operating divisions’ expenses	11,934	3,546
Corporate general and administrative expenses	6,721	5,964
Operating income	46,218	37,586

Interest expense and amortization of debt discount and deferred financing costs	(20,202)	(26,382)
Interest income	181	388
Gain (loss) from sale of assets	38	(12)
Loss from extinguishment of debt	(286)	(15,681)
Gain from derivative instruments	999	1,057
Income (loss) from equity and cost method investees	695	(12)
Other income, net	367	222
Income (loss) from continuing operations before income taxes	28,010	(2,834)
Income tax (provision) benefit	(11,466)	721
Income (loss) from continuing operations	16,544	(2,113)

Discontinued Operations:
Loss from discontinued operations, net of related income taxes	(131)	(276)
Net income (loss)	$16,413	$(2,389)

Basic and Diluted Earnings Per Common Share:
Earnings (loss) per share from continuing operations	$0.19	$(0.03)
Earnings per share from discontinued operations	$—	$—
Earnings (loss) per share	$0.19	$(0.03)
Dividends declared per share	$0.20	$0.15

	March 31, 2008	December 31, 2007
Balance Sheet Data:
Cash and cash equivalents	$12,594	$20,980
Total assets	$2,258,962	$2,224,655
Total debt (c)	$1,370,123	$1,344,349
Total shareholders’ equity	$254,136	$252,774

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

Executive Overview – financial highlights since December 31, 2007;

Recent Accounting Pronouncements – a description of new accounting pronouncements that apply to us;

Results of Operations – an analysis of our revenues and expenses for the three months ended March 31, 2008 and 2007, including comparisons between quarters and expectations for the three months ended June 30, 2008; and

Liquidity and Capital Resources – an analysis of our cash flows from or used in operating activities, investing activities and financing activities and an update of our debt repurchases during the quarter.

EXECUTIVE OVERVIEW

First Quarter 2008 Highlights

•                  In February 2008, we purchased the non-license assets of KFXA-TV in Cedar Rapids, Iowa for $17.0 million, net of cash acquired, and the right to purchase licensed assets, pending FCC approval, for $1.9 million.  Our CBS affiliate, KGAN-TV in Cedar Rapids, Iowa, provides sales and other non-programming related services to KFXA-TV pursuant to a joint sales agreement;

•                  In February 2008, we increased our quarterly dividend rate to 20 cents per share;

•                  In March 2008, the counterparty to our $300.0 million notional amount interest rate swaps exercised its option to terminate the swaps.  As a result, we were paid an $8.0 million termination fee;

•                  During first quarter 2008, we invested $42.6 million in non-television assets, including $34.4 million in Bay Creek South, LLC,  $6.0 million in the Patriot Capital II fund (Patriot Capital) and $2.2 million related to various real estate investments;

•                  During first quarter 2008, we repurchased in the open market $15.4 million face value of our 8.0% Senior Subordinated Notes, due 2012;

•                  Our retransmission consent agreements, including the advertising component, generated $19.6 million in total net broadcast revenues during the first quarter 2008 compared to $10.9 million during the same period in 2007;

•                  Excluding political, local and national revenues increased 4.9% and 2.9%, respectively, in the first quarter 2008 versus the first quarter 2007; and

•                  On March 3, 2008, the FCC released an order requiring, among other things, that each full-power television station provides to its viewers, through compliance with one of several alternative sets of rules, certain on-air information about the transition to digital television.  Each station is also required to report its activities in this regard to the FCC and place such reports in its public inspection files.

Other Highlights

•                  As of the filing date, in second quarter 2008, we made new investments of $9.8 million and an add-on cash investment of $0.6 million in various real estate ventures.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the Emerging Issues Task Force (EITF) issued a consensus for exposure on Issue No. 08-4, Transition Guidance for Conforming Changes to Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios.”  The Issue provides transition guidance for changes made to Issue 98-5 resulting from the issuance of EITF Issue No. 00-27, “Application of EITF Issue No. 98-5, ‘Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,’ to Certain Convertible Instruments,” and FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  The consensus-for-exposure requires that an entity: (a) apply the guidance in this issue to its first fiscal year beginning after December 15, 2008; (b) recognize the effect of the change retrospectively, with the cumulative effect of the change recognized as an adjustment to the opening balance of retained earnings for the earliest period presented; and (c) include disclosures as required for a change in accounting principle by Statement 154.  We do not expect the impact of this issue to have a material effect on our consolidated financial statements.

RESULTS OF OPERATIONS

In general, this discussion is related to the results of our continuing operations, except for discussions regarding our cash flows, which also include the results of our discontinued operations.  Unless otherwise indicated, references in this discussion and analysis to the first quarter of 2008 and 2007 refer to the three months ended March 31, 2008 and 2007, respectively.  Additionally, any references to the second, third or fourth quarter are to the three months ended June 30, September 30 and December 31, respectively, for the year being discussed.

Operating Results

The following table presents our revenues from continuing operations, net of agency commissions, for the three months ended March 31, 2008 and 2007 (in millions):

	For the Three Months Ended March 31,
	2008	2007	Percent Change
Local revenues:
Non-political	$94.3	$89.9	4.9%
Political	1.2	0.1	(a)
Total local	95.5	90.0	6.1%

National revenues:
Non-political	45.6	44.3	2.9%
Political	2.0	0.5	(a)
Total national	47.6	44.8	6.3%

Other revenues	17.8	13.5	31.9%
Total net broadcast revenues	$160.9	$148.3	8.5%

(a)           Political revenue is not comparable from year to year due to cyclicality of elections.  See Political Revenues below for more information.

Net broadcast revenues.  From a revenue category standpoint, the first quarter 2008, when compared to the same period in 2007, was impacted by an increase in advertising revenues generated from the media, political, services, fast food and drugs-cosmetics sectors.  These increases were offset by decreases in the paid programming, retail-department stores and furniture sectors.  Automotive, our single largest category representing 19.7% of the quarter’s net time sales, was up 2.6%.

The following table presents our time sales revenue from continuing operations, net of agency commissions, by network affiliates for the three months ended March 31, 2008 and 2007 (dollars in millions):

	# of	Percent of Sales for the three months ended	For the three months ended March 31,		Percent
	Stations	March 31, 2008	2008	2007	Change
FOX	20	47.9%	$68.6	$59.4	15.5%
ABC	9	18.3%	26.2	27.1	(3.3)%
MyNetworkTV	17	17.9%	25.6	25.8	(0.8)%
The CW	9	13.1%	18.7	19.1	(2.1)%
CBS	2	2.0%	2.9	2.3	26.1%
NBC	1	0.7%	1.0	0.9	11.1%
Digital (a)	4	0.1%	0.1	0.2	(50.0)%
Total	62		$143.1	$134.8	6.2%

(a)           Three television stations are broadcasting MyNetworkTV programming and one television station is broadcasting independent programming on a second digital signal in accordance with FCC rules.

Political Revenues.  Political revenues increased by $2.6 million to $3.2 million for the first quarter 2008 when compared to the same period in 2007.  Political revenues are typically lower in non-election years such as 2007 and have been helped in 2008 by the presidential election.

Local Revenues.  Our revenues from local advertisers, excluding political revenues, were up $4.4 million for the three months ended March 31, 2008 when compared to 2007.  Revenues increased primarily due to strong performance from our FOX stations.  We operate 18 more FOX stations than CBS stations and the change in venue for the Super Bowl programming from CBS to FOX lifted our revenues.  In addition, our FOX stations’ local news and strong network prime-time continue to grow our revenues.  Our ABC stations’ revenues were down in the quarter primarily as a result of the writers strike that ended in February 2008.  We continue to provide an enhanced sales training course for all of our salespeople with a focus on local revenue sales.  We expect to continue these efforts throughout 2008.

National Revenues.  Our revenues from national advertisers, excluding political revenues were up $1.3 million for the three months ended March 31, 2008 when compared to 2007.  This is due to the strength of our FOX stations, partially offset by some weakness from our ABC stations.  However, over the past few years, national revenues have trended downward.  We believe this trend represents a shift in the way national advertising dollars are being spent and we believe this trend will continue in the future.  Advertisers in major categories like automotive, soft drink and packaged goods are shifting significant portions of their advertising budgets away from spot television into non-traditional media, in-store promotions and product placement in network shows.  Automotive decreases are due to automotive companies reducing advertising budgets and shifting advertising to specific markets.  We expect this trend to continue throughout 2008.

Other Revenues.   Our other revenues consist primarily of revenues from retransmission consent agreements with multi-channel video programming distributors, network compensation, production revenues and revenues from our outsourcing agreements.  Our retransmission consent agreements, including the advertising component, generated $19.6 million in total broadcast revenues during the first quarter 2008 compared with $10.9 million during the same period in 2007.  This growth trend is the result of our ability to monetize our existing relationships as cable providers struggle with increased competition from alternative video delivery providers and have begun to recognize the value of our digital and high definition signals and local and other programming.  Pursuant to EITF 00-21, during the first quarter 2008, $13.4 million of the total $19.6 million in revenues generated from our retransmission consent agreements is included in other revenues, while the remaining $6.2 million is included in net time sales.  During the first quarter 2007, $9.1 million of the total $10.9 million in revenues generated from our retransmission consent agreements is included in other revenues, while the remaining $1.8 million is included in net time sales.  We expect to continue to generate revenues from retransmission consent agreements at terms as favorable as or more favorable than our existing agreements upon expiration of those agreements.  Our retransmission consent agreements include automatic annual fee escalators.

The following table presents our significant expense categories for the three months ended March 31, 2008 and 2007 (in millions):

	For the Three Months Ended March 31,
	2008	2007	Percent Change (Increase/(Decrease))

Station production expenses	$38.9	$35.5	9.6%
Station selling, general and administrative expenses	$34.6	$33.7	2.7%
Amortization of program contract costs and net realizable value adjustments	$19.7	$21.3	(7.5)%
Corporate general and administrative expenses	$6.7	$6.0	11.7%
Amortization of definite-lived intangible assets and other assets	$4.5	$4.2	7.1%
Interest expense	$20.2	$26.4	(23.5)%
Loss from extinguishment of debt	$0.3	$15.7	(98.1)%
Gain from derivative instruments	$1.0	$1.1	(9.1)%
Income from equity and cost method investments	$0.7	$—	100.0%
Income tax (provision) benefit	$(11.5)	$0.7	(1,742.9)%

Station production expenses.  Station production expenses increased during the first quarter 2008 compared to the same period in 2007 as a result of increases in news expenses of $1.4 million, promotion expenses of $0.7 million, engineering expenses of $0.4 million, programming expenses of $0.4 million, rating service expenses of $0.3 million, production expenses of $0.3 million and on-air operations of $0.1 million.  These increases were partially offset by a decrease in costs related to LMAs and outsourcing agreements of $0.2 million.

Station selling, general and administrative expenses.  Station selling, general and administrative expenses increased during the first quarter 2008 compared to same period in 2007 as a result of increases in sales costs of $0.6 million, traffic costs of $0.2 million and national sales representative firm commissions of $0.2 million partially offset by other expenses of $0.1 million.

We expect second quarter 2008 station production and station selling, general and administrative expenses, excluding barter, to trend higher than our first quarter 2008 results.

Amortization of program contract costs.  The amortization of program contract costs decreased during the first quarter 2008 compared to the same period in 2007 due to a decrease in program amortization of $2.7 million partially offset by an increase of $1.1 million in write-downs of our program contract costs.  We expect program contract amortization to trend higher in second quarter 2008 compared to first quarter 2008.

Corporate general and administrative expenses.  Corporate general and administrative expenses represent the costs to operate our corporate headquarters location.  Such costs include, among other things, corporate departmental salaries, bonuses, fringe benefits and other compensation, directors’ and officers’ insurance, health and other insurance, rent, telephone, consulting fees, legal, accounting, director fees and strategic development initiatives.  Corporate departments include executive, treasury, finance and accounting, human resources, technology, corporate relations, legal, sales, engineering, operations and purchasing.

Corporate general and administrative expenses increased in the first quarter 2008 when compared to the same period in 2007 due to increases in compensation expenses of $0.9 million, legal fees of $0.2 million and stock-based compensation expense for restricted and unrestricted stock awards of $0.1 million.  These increases were partially offset by decreases in workers compensation expense of $0.1 million, consulting fees of $0.1 million, satellite costs of $0.1 million and other expenses of $0.2 million.

We expect corporate overhead expenses to increase in second quarter 2008 compared to first quarter 2008.

Amortization of definite-lived intangible assets and other assets.  The amortization of definite-lived intangible assets and other assets increased during first quarter 2008 compared to the same period in 2007 due to amortization of additional intangible assets from 2007 acquisitions.  We expect amortization of definite-lived intangible assets and other assets to trend higher in second quarter 2008 compared to first quarter 2008.

Interest expense.  Interest expense has been decreasing since 2004, primarily due to refinancings we have undertaken; specifically in 2007 where certain debt was replaced with a LIBOR based Term Loan and 3.0% Convertible Senior Notes, due 2027.  The decrease during the first quarter 2008 compared to the same period in 2007 is primarily due to the partial redemption of the 8.0% Senior Subordinated Notes, due 2012 (the 8.0% Notes) on June 11, 2007 and June 18, 2007, the redemption of the 8.75% Senior Subordinated Notes, due 2011 (the 8.75% Notes) on January 22, 2007 and a decrease in LIBOR lowering interest expense on our Revolving Credit Facility and Term Loans.

We expect interest expense to decrease in second quarter 2008 compared to first quarter 2008.

Loss from extinguishment of debt.  During the first quarter of 2008, we repurchased, in the open market, $15.4 million face value of the 8.0% Notes, resulting in a loss of $0.3 million from extinguishment of debt.  In January 2007, we redeemed our 8.75% Notes, which resulted in a $15.7 million loss from extinguishment of debt.  For further information see Liquidity and Capital Resources.

Gain from derivative instruments.  We record gains and losses related to certain of our derivative instruments not treated as hedges in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.  The fair value of our derivative instruments is primarily based on the anticipated future interest rate curves at the end of each period.  In March 2008, we terminated one of our interest rate swap agreements with a notional amount of $120.0 million and received a cash payment termination fee of $3.2 million from our counterparty.  The gain from our derivative instruments during 2008 when compared to 2007 is due to normal market fluctuations and the termination of the interest rate swap agreement.

Income from equity and cost method investments.  During first quarter 2008, we recorded $0.8 million in income from certain private investment funds.  This income was offset by losses primarily driven by depreciation from certain real estate ventures.

Income tax (provision) benefit.  The effective tax rate for first quarter 2008 was a provision of 40.9% as compared to a benefit of 25.3% during the same period in 2007.  Due to our pre-tax income in 2008 compared to our pre-tax loss in 2007, we had a change from a benefit to a provision.  The difference between the absolute value of the tax rate between 2008 and 2007 is primarily due to the larger pre-tax income in 2008 compared to the small pre-tax loss in 2007.

Other Operating Divisions’ Revenue and Expense

The following table presents Other Operating Divisions’ revenue and expenses related to G1440 Holdings, Inc. (G1440), our software development, information technology staffing and consulting company, Acrodyne Communications, Inc. (Acrodyne), a manufacturer of television transmissions systems and Triangle Signs & Services, LLC (Triangle), a sign designer and fabricator, for the three months ended March 31, 2008 and 2007 (in millions):

	For the Three Months Ended March 31,
	2008	2007	’08 vs. ‘07
Revenues:
G1440	$2.8	$2.3	21.7%
Acrodyne	$0.7	$0.6	16.7%
Triangle	$6.7	$—	100.0%
Other	$0.9	$—	100.0%

Expenses:
G1440	$2.9	$2.4	20.8%
Acrodyne	$1.2	$1.1	9.1%
Triangle	$5.8	$—	100.0%
Other	$2.0	$—	100.0%

Triangle was acquired in May 2007.  Other includes results of other operating divisions’ companies acquired after first quarter 2007.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2008, we had $12.6 million in cash and cash equivalent balances and a negative working capital of approximately $2.6 million.  Our working capital reduction of $16.0 million is primarily the result of the use of operating cash flow for investments in certain real estate ventures and private investment funds.  Cash generated by our operations and availability under our Revolver are used as our primary source of liquidity.  We anticipate that cash flow from our operations and borrowings under the Revolver will be sufficient to continue paying dividends under our current policy and to satisfy our debt service obligations, capital expenditure requirements including those related to the upgrade and expansion of stations’ high-definition production capabilities and certain strategic investment and working capital needs.  As of March 31, 2008, we had drawn $35.0 million on our Revolver and $140.0 million of current borrowing capacity was available.

Sources and Uses of Cash

The following table sets forth our cash flows for the three months ended March 31, 2008 and 2007 (in millions):

	For the Three Months Ended March 31,
	2008	2007
Net cash flows from operating activities	$48.0	$23.2

Cash flows from (used in) investing activities:
Acquisition of property and equipment	$(5.9)	$(6.5)
Payments for acquisition of television stations	(17.0)	—
Consolidation of variable interest entity	2.2	—
Payments for acquisitions of other operating divisions’ companies	(34.4)	—
Purchase of alarm monitoring contracts	(0.9)	—
Investments in equity and cost method investees	(8.2)	—
Other	0.8	0.4
Net cash flows used in investing activities	$(63.4)	$(6.1)

Net cash flows (used in) from financing activities:
Proceeds from notes payable, commercial bank financing and capital leases	$79.5	$276.5
Repayments of notes payable, commercial bank financing and capital leases	(64.5)	(345.2)
Proceeds from exercise of stock options, including excess tax benefits of $0 million and $1,574 million, respectively	—	11.4
Dividends paid on Class A and Class B Common Stock	(15.1)	(10.6)
Proceeds from derivative terminations	8.0	—
Other	(0.9)	(1.2)
Net cash flows from (used in) financing activities	$7.0	$(69.1)

Operating Activities

Net cash flows from operating activities increased during the first quarter 2008 compared to the same period in 2007.  During 2008, we paid $13.2 million less for the extinguishment of debt due to the full redemption of the 8.75% Notes and the partial redemption of the 8.0% Notes in first quarter 2007.  Additionally, we paid $16.6 million less in interest payments and received $0.3 million more in distributions from equity and cost method investees.  These amounts were partially offset by $0.3 million more in program payments, receiving $0.2 million less in tax refunds, net of taxes paid and $4.8 million less in cash receipts from customers, net of cash payments to vendors for operating expenses and other working capital cash activities for first quarter 2008 compared to the same period in 2007.

We expect program payments to decrease in the second quarter 2008 compared to the first quarter 2008.

Investing Activities

Net cash flows used in investing activities increased during the first quarter 2008 compared to the same period in 2007.  During the first quarter 2008, we paid $34.4 million, net of cash acquired, related to our acquisition of Bay Creek South, LLC.  This real estate investment reflects our strategy to maximize value for our shareholders, which includes making investments in non-television assets.  In addition, we continue to explore strategic opportunities in our core television broadcast business.  During the first quarter 2008, we paid $17.0 million, net of cash acquired, for the acquisition of the non-license assets of KFXA-TV in Cedar Rapids, Iowa.  Finally, we made equity investments of $6.0 million and $2.2 million in Patriot Capital and two real estate ventures, respectively.  These cash outflows were partially offset by a decrease in capital expenditures of $0.6 million during the first quarter 2008 as compared to the first quarter 2007.

For second quarter 2008, we anticipate incurring higher capital expenditures than incurred in the first quarter 2008 primarily related to the timing of station equipment replacement and high-definition upgrades in some markets.  We expect to fund such capital expenditures with cash generated from operating activities and borrowings under our Bank Credit Agreement.

Financing Activities

Net cash flows from financing activities increased in the first quarter of 2008 compared to the same period in 2007.  Our debt issuances, net of debt repayments to non-affiliates in first quarter 2008, were $15.0 million compared to debt repayments, net of debt issuances of $68.7 million in 2007.  In addition, we made $4.5 million more in payments for common stock dividends during the first quarter 2008 as compared to the first quarter 2007.  During first quarter of 2008, we received $8.0 million in proceeds from derivative termination fees.

On February 5, 2008, our Board of Directors renewed its authorization to repurchase up to $150.0 million of our Class A Common Stock on the open market or through private transactions.  We did not repurchase any Class A Common Stock during the first quarter 2008.

On February 6, 2008, the Board of Directors approved an increase to our quarterly dividend to 20.0 cents per share from 17.5 cents per share.  We plan to fund these dividends with cash generated from operating activities and borrowings under our Bank Credit Agreement.

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

CONTRACTUAL CASH OBLIGATIONS

During first quarter 2008, we repurchased on the open market $15.4 million face value of the 8.0% Notes, due 2012.  From time to time, we may repurchase additional outstanding debt on the open market.  As of March 31, 2008, the face amount of the 8.0% Notes was $248.0 million.

During first quarter 2008, we made a $6.0 million cash investment in Patriot Capital.  Patriot Capital provides structured debt and mezzanine financing to small businesses.  After the $6.0 million cash investment, our remaining unfunded commitment to Patriot Capital is $14.0 million.

There were no other material changes outside the ordinary course of business to our contractual cash obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

As of December 31, 2007, we had two remaining derivative instruments.  Both of these instruments are interest rate swap agreements.  One of these swap agreements, with a notional amount of $180.0 million and an expiration date of March 15, 2012, was accounted for as a fair value hedge in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities; therefore, any changes in its fair market value are reflected as an adjustment to the carrying value of our 8.0% Senior Subordinated Notes, due 2012, which is the underlying debt being hedged.  The interest we pay on the $180.0 million swap is variable based on the three-month LIBOR plus 2.28% and the interest we receive is fixed at 8.0%.  The other interest rate swap, with a notional amount of $120.0 million and an expiration date of March 15, 2012, was undesignated as a fair value hedge in 2006 due to a reassignment of the counterparty; therefore, any subsequent changes in the fair market value are reflected as an adjustment to income.  The interest we pay on the $120.0 million swap is variable based on the three-month LIBOR plus 2.35% and the interest we receive is fixed at 8.0%.

In February 2008, the counterparty to our swap agreements, elected to change the termination dates of the $180.0 million and $120.0 million swaps to March 25, 2008 and March 26, 2008, respectively.  We received a termination fee of $3.2 million from the counterparty for the early termination of the $120.0 million swap.  After the removal of the related $2.4 million derivative asset from our consolidated balance sheet, the resulting $0.8 million, along with $0.2 million of interest was recorded in gain from derivative instruments.  We received a termination fee of $4.8 million from the counterparty for the early termination of the $180.0 million swap.    In accordance with SFAS 133, the carrying value of the underlying debt was adjusted to reflect the $4.8 million termination fee and that amount will be treated as a premium on the underlying debt that was being hedged and will be amortized over its remaining life as a reduction to interest expense.  The total termination fees received of $8.0 million are included in the cash flows from financing activities section of the consolidated statement of cash flows for the quarter ended March 31, 2008.

As of March 31, 2008, we had no derivative instruments other than embedded derivatives related to contingent cash interest features in our 4.875% Convertible Senior Notes, due 2018 and 3.0% Convertible Senior Notes, due 2027, which had negligible fair values.

As of March 31, 2008 and after the termination of the above mentioned interest rate swap, $392.7 million or approximately 29.1% of the face value of our debt effectively pays interest at a floating rate.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of March 31, 2008, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during or subsequent to the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 6.  EXHIBITS

Exhibit Number	Description

10.1

Agreement of Lease dated as of March 28, 2008 by and between Beaver Dam Limited Liability Company and Sinclair Broadcast Group, Inc. (Incorporated by reference from Registrant’s Report on Form 8-K filed on April 3, 2008).

10.2	Stock Appreciation Right Agreement between Sinclair Broadcast Group, Inc., and David D. Smith dated April 1, 2008.

31.1	Certification by David D. Smith, as Chairman and Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241).

31.2	Certification by David B. Amy, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241).

32.1	Certification by David D. Smith, as Chairman and Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C § 1350).

32.2	Certification by David B. Amy, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C § 1350).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on the 9th day of May 2008.

SINCLAIR BROADCAST GROUP, INC.

By:	/s/ David R. Bochenek
David R. Bochenek
Vice President/Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1

Agreement of Lease dated as of March 28, 2008 by and between Beaver Dam Limited Liability Company and Sinclair Broadcast Group, Inc. (Incorporated by reference from Registrant’s Report on Form 8-K filed on April 3, 2008).

10.2	Stock Appreciation Right Agreement between Sinclair Broadcast Group, Inc., and David D. Smith dated April 1, 2008.

31.1	Certification by David D. Smith, as Chairman and Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241).

31.2	Certification by David B. Amy, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241).

32.1	Certification by David D. Smith, as Chairman and Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C § 1350).

32.2	Certification by David B. Amy, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C § 1350).