Form 10-Q
period 2008-06-30
SINCLAIR BROADCAST GROUP INC
filed 2008-08-08
CIK 912752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
☒	SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of each class	Number of shares outstanding as of August 1, 2008
Class A Common Stock	53,200,804
Class B Common Stock	34,453,859

SINCLAIR BROADCAST GROUP, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2008

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	As of June 30, 2008	As of December 31, 2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,911	$20,980
Accounts receivable, net of allowance for doubtful accounts of $3,662 and $3,882, respectively	117,462	127,891
Affiliate receivable	57	15
Current portion of program contract costs	30,699	50,276
Income taxes receivable	14,341	16,228
Prepaid expenses and other current assets	10,551	13,448
Deferred barter costs	3,403	2,026
Deferred tax assets	7,752	7,752
Total current assets	195,176	238,616

PROGRAM CONTRACT COSTS, less current portion	23,418	32,683
PROPERTY AND EQUIPMENT, net	360,744	284,551
GOODWILL, net	1,015,638	1,010,594
BROADCAST LICENSES, net	402,844	401,130
DEFINITE-LIVED INTANGIBLE ASSETS, net	192,005	192,733
OTHER ASSETS	74,202	64,348
Total assets	$2,264,027	$2,224,655

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,889	$3,732
Accrued liabilities	74,829	82,374
Current portion of notes payable, capital leases and commercial bank financing	52,651	42,950
Current portion of notes and capital leases payable to affiliates	2,454	3,839
Current portion of program contracts payable	75,141	90,208
Deferred barter revenues	3,496	2,143
Total current liabilities	213,460	225,246

LONG-TERM LIABILITIES:
Notes payable, capital leases and commercial bank financing, less current portion	1,299,221	1,274,386
Notes payable and capital leases to affiliates, less current portion	32,584	23,174
Program contracts payable, less current portion	66,412	79,985
Deferred tax liabilities	329,949	313,364
Other long-term liabilities	52,999	52,659
Total liabilities	1,994,625	1,968,814

MINORITY INTEREST IN CONSOLIDATED ENTITIES	18,200	3,067

SHAREHOLDERS’ EQUITY:
Class A Common Stock, $.01 par value, 500,000,000 shares authorized, 53,179,513 and 52,830,025 shares issued and outstanding, respectively	532	528
Class B Common Stock, $.01 par value, 140,000,000 shares authorized, 34,453,859 shares issued and outstanding, respectively, convertible into Class A Common Stock	345	345
Additional paid-in capital	617,425	614,156
Accumulated deficit	(365,368)	(360,324)
Accumulated other comprehensive loss	(1,732)	(1,931)
Total shareholders’ equity	251,202	252,774
Total liabilities and shareholders’ equity	$2,264,027	$2,224,655

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
REVENUES:
Station broadcast revenues, net of agency commissions	$163,747	$159,213	$324,639	$307,547
Revenues realized from station barter arrangements	15,848	15,717	30,486	29,432
Other operating divisions’ revenues	14,020	3,466	25,147	6,353
Total revenues	193,615	178,396	380,272	343,332

OPERATING EXPENSES:
Station production expenses	40,412	38,268	79,267	73,815
Station selling, general and administrative expenses	34,020	33,993	68,631	67,646
Expenses recognized from station barter arrangements	14,117	14,248	27,634	26,678
Amortization of program contract costs and net realizable value adjustments	21,794	23,040	41,503	44,356
Other operating divisions’ expenses	14,745	4,079	26,679	7,625
Depreciation of property and equipment	11,559	11,456	22,112	22,106
Corporate general and administrative expenses	7,483	7,427	14,204	13,391
Amortization of definite-lived intangible assets and other assets	4,547	4,242	9,086	8,486
Impairment of goodwill	1,626	—	1,626	—
Total operating expenses	150,303	136,753	290,742	264,103
Operating income	43,312	41,643	89,530	79,229

OTHER INCOME (EXPENSE):
Interest expense and amortization of debt discount and deferred financing costs	(19,482)	(25,887)	(39,684)	(52,269)
Interest income	194	1,701	375	2,089
Gain (loss) from sale of assets	13	4	51	(8)
Loss from extinguishment of debt	—	(14,967)	(286)	(30,648)
(Loss) gain from derivative instruments	—	(1,654)	999	(597)
Loss from equity and cost method investments	(1,471)	(880)	(776)	(892)
Other income, net	1,024	454	1,391	676
Total other expense	(19,722)	(41,229)	(37,930)	(81,649)
Income (loss) from continuing operations before income taxes	23,590	414	51,600	(2,420)
INCOME TAX (PROVISION) BENEFIT	(10,490)	1,289	(21,956)	2,010
Income (loss) from continuing operations	13,100	1,703	29,644	(410)
DISCONTINUED OPERATIONS:
Income from discontinued operations, net of related income tax benefit (provision) of $94, $278, ($45) and $261, respectively	178	494	47	218
NET INCOME (LOSS)	$13,278	$2,197	$29,691	$(192)

BASIC AND DILUTED EARNINGS PER COMMON SHARE:
Earnings per share from continuing operations	$0.15	$0.02	$0.34	$—
Earnings per share from discontinued operations	$—	$0.01	$—	$—
Earnings per share	$0.15	$0.03	$0.34	$—
Weighted average common shares outstanding	87,459	87,122	87,353	86,634
Weighted average common and common equivalent shares outstanding	87,463	87,282	94,063	86,634
Dividends declared per share	$0.20	$0.15	$0.40	$0.30

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2008

(In thousands) (Unaudited)

	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

BALANCE, December 31, 2007	$528	$345	$614,156	$(360,324)	$(1,931)	$252,774
Dividends declared on Class A and Class B Common Stock	—	—	—	(34,735)	—	(34,735)
Class A Common Stock issued pursuant to employee benefit plans	4	—	3,245	—	—	3,249
Tax benefit on employee stock awards	—	—	24	—	—	24
Amortization of net periodic pension benefit costs	—	—	—	—	199	199
Net income	—	—	—	29,691	—	29,691
BALANCE, June 30, 2008	$532	$345	$617,425	$(365,368)	$(1,732)	$251,202

Other comprehensive income:
Net income	$—	$—	$—	$29,691	$—	$29,691
Amortization of net periodic pension benefit costs	—	—	—	—	199	199
Comprehensive income	$—	$—	$—	$29,691	$199	$29,890

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income (loss)	$29,691	$(192)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Amortization of debt discount, net of debt premium	1,600	1,154
Depreciation of property and equipment	22,233	22,529
Recognition of deferred revenue	(16,608)	(4,771)
Accretion of capital leases	436	463
Loss from equity and cost method investments	776	1,059
(Gain) loss on sale of property	(51)	8
(Gain) loss from derivative instruments	(999)	597
Impairment of intangibles	1,626	—
Amortization of definite-lived intangible assets and other assets	9,086	8,732
Amortization of program contract costs and net realizable value adjustments	41,503	44,492
Amortization of deferred financing costs	2,046	1,364
Stock-based compensation	4,670	2,673
Excess tax benefits on employee stock awards	(24)	(1,844)
Loss on extinguishment of debt, non-cash portion	41	3,399
Amortization of derivative instruments	(201)	558
Amortization of net periodic pension benefit costs	96	119
Deferred tax provision related to operations	16,688	4,274
Net effect of change in deferred barter revenues and deferred barter costs	(24)	(95)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in accounts receivable, net	11,351	1,727
Decrease (increase) in income taxes receivable	1,911	(6,568)
Decrease in prepaid expenses and other current assets	3,107	1,195
Increase in other assets	(935)	(399)
Increase in accounts payable and accrued liabilities	4,839	4,236
Decrease in other long-term liabilities	(1,482)	(4,731)
(Decrease) increase in minority interest	(781)	20
Dividends and distributions from equity and cost method investees	705	1,088
Payments on program contracts payable	(41,328)	(40,835)
Real estate held for development and sale	(207)	—
Net cash flows from operating activities	89,765	40,252
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(14,601)	(9,962)
Consolidation of variable interest entity	1,328	—
Purchase of alarm monitoring contracts	(2,298)	—
Payments for acquisition of television stations	(17,123)	—
Payments for acquisitions of other operating divisions’ companies	(53,455)	(15,997)
Dividends and distributions from cost method investees	1,575	720
Investments in equity and cost method investees	(20,638)	—
Proceeds from the sale of assets	145	12
Loans to affiliates	(85)	(79)
Proceeds from loans to affiliates	86	79
Net cash flows used in investing activities	(105,066)	(25,227)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	143,952	671,700
Repayments of notes payable, commercial bank financing and capital leases	(112,149)	(726,083)
Proceeds from exercise of stock options, including excess tax benefits of $0 and $1,844, respectively	—	13,696
Dividends paid on Class A and Class B Common Stock	(32,502)	(23,562)
Payments for deferred financing costs	(359)	(6,756)
Proceeds from derivative terminations	8,001	—
Repayments of notes and capital leases to affiliates	(1,711)	(2,247)
Net cash flows from (used in) financing activities	5,232	(73,252)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(10,069)	(58,227)
CASH AND CASH EQUIVALENTS, beginning of period	20,980	67,408
CASH AND CASH EQUIVALENTS, end of period	$10,911	$9,181

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

Discontinued Operations

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we have reported the results of operations of WGGB-TV in Springfield, Massachusetts as assets and liabilities held for sale in the accompanying consolidated statements of operations.  Discontinued operations have not been segregated in the consolidated statements of cash flows; therefore, amounts for certain captions will not agree with the accompanying consolidated statements of operations.  The operating results of WGGB-TV are not included in our consolidated results from continuing operations for the three and six months ended June 30, 2008 and 2007.  See Note 8. Discontinued Operations, for additional information.

Interim Financial Statements

The consolidated financial statements for the three and six months ended June 30, 2008 and 2007 are unaudited.  In the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows for these periods.

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

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement).  This FSP requires issuers of convertible debt instruments that may be settled in cash upon conversion to account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  Issuers will need to determine the carrying value of the liability portion of the debt by measuring the fair value of a similar liability (including any embedded features other than the conversion option) that does not have an associated equity component.  The excess of the initial proceeds received from the debt issuance and the fair value of the liability component should be recorded as a debt discount with the offset recorded to equity.  The discount will be amortized to interest expense using the interest method over the life of a similar liability that does not have an associated equity component.  Transaction costs incurred with third parties shall be allocated between the liability and equity components in proportion to the allocation of proceeds and accounted for as debt issuance costs and equity issuance costs, respectively, with the debt issuance costs amortized to interest expense.  This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early adoption is not permitted.  This FSP should be applied retrospectively to all periods presented as of the beginning of the first period presented with an offsetting adjustment to the opening balance of retained earnings.  We are currently evaluating the effect of this FSP.  We believe that this FSP applies to our 3.0% Convertible Senior Notes, due 2027 and could have a material impact on our consolidated financial statements, including higher non-cash interest expense.

In June 2008, the Emerging Issues Task Force (EITF) issued Issue No. 08-4, Transition Guidance for Conforming Changes to Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios.  The Issue provides transition guidance for changes made to Issue 98-5 resulting from the issuance of EITF Issue No. 00-27, Application of EITF Issue No. 98-5, ‘Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,’ to Certain Convertible Instruments, and FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  The Issue requires that an entity: (a) apply the guidance in this issue to its first fiscal year beginning after December 15, 2008; (b) recognize the effect of the change retrospectively, with the cumulative effect of the change recognized as an adjustment to the opening balance of retained earnings for the earliest period presented; and (c) include disclosures as required for a change in accounting principle by Statement 154.  We do not expect the impact of this Issue to have a material effect on our consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.  This FSP clarifies that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities as defined in EITF 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128 and should therefore be included in the computation of earnings per share.  This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  In addition, all prior period earnings per share data shall be adjusted retrospectively.  We are currently evaluating the impact of this FSP on our consolidated financial statements.

In June 2008, the EITF issued Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock.  This Issue requires that an entity use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions.  This Issue is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  We are currently evaluating the impact of this Issue on our consolidated financial statements.

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

Acquisitions

In February 2008, we acquired the non-licensed assets of KFXA-TV in Cedar Rapids, Iowa for $17.0 million, net of cash acquired and the right to purchase licensed assets, pending FCC approval, for $1.9 million.  Our CBS affiliate in Cedar Rapids, KGAN-TV, provides sales and other non-programming related services to KFXA-TV pursuant to an outsourcing agreement.  We have determined that the outsourcing agreement is considered a variable interest in KFXA-TV.  We have determined that the KFXA-TV licensed asset entity is a variable interest entity and that we are the primary beneficiary of variable interests.  As a result, we consolidate the assets and liabilities of the non-licensed and licensed assets of KFXA-TV.

In March 2008, we acquired a 50% equity interest in Bay Creek South, LLC (Bay Creek).  Bay Creek is a land development venture that primarily includes residential and commercial unimproved and improved land surrounding two golf courses on Virginia’s eastern shore.  In conjunction with the equity investment, we purchased certain of Bay Creek’s outstanding debt that was used to finance improvements to and the development of land in the venture.  Our total cash, debt and equity investment in Bay Creek, including transaction costs, was $35.2 million, net of cash acquired.  Approximately $0.8 million of the $35.2 million investment was funded through the conversion of an existing bridge loan to a portion of the 50% equity interest.  Based on our role as the day-to-day manager and our ability to control all major decisions of the venture, the accounts of Bay Creek are included in our consolidated balance sheet.  Approximately $11.8 million of debt was assumed by us through the consolidation of Bay Creek; however, this debt was subsequently paid down to a zero balance at March 31, 2008.  As of June 30, 2008, approximately $49.0 million of property, equipment, land inventory and intangibles were included in property and equipment, net in our consolidated balance sheet.  Bay Creek is not material to our consolidated financial statements and we expect to finalize the purchase price allocation during 2008.  Our cash investment is shown in the consolidated statement of cash flows as payments for acquisitions of other operating divisions’ companies.

In June 2008, we acquired Jefferson Park Development, LLC (Jefferson Park) for $19.0 million.  Jefferson Park is a mixed use land development project located in Frederick County, Maryland, a suburb of Washington, D.C.  We consolidate the assets and liabilities of Jefferson Park.

In June 2008, we entered into an agreement to acquire WTVR-TV, a CBS affiliate, in Richmond-Petersburg, Virginia for $85.0 million and simultaneously sell the license assets of WRLH-TV, a FOX affiliate, in Richmond, Virginia to an unrelated third party.  Upon closing, which is pending the Federal Communication Commission and the Justice Department approval, we will provide sales and other programming related services to WRLH-TV.

Investments

From time to time, we transact equity and debt investments in non-broadcast assets.  During first quarter 2008, we made a $6.0 million cash investment in Patriot Capital II, LP (Patriot Capital).  Patriot Capital provides structured debt and mezzanine financing to small businesses.  After the $6.0 million cash investment, our remaining unfunded commitment to Patriot Capital is $14.0 million.  As of June 30, 2008, we made new investments of $13.2 million and add-on cash investments of $1.5 million in real estate ventures.  As of the filing date, in third quarter 2008, we made a new investment of $3.5 million in a real estate venture.

Goodwill Impairment

SFAS No. 142, Goodwill and Other Intangible Assets requires that goodwill be tested for impairment at the reporting unit level at least annually.  We test for impairment by comparing the book value of our reporting units, including goodwill, to the estimated fair value of our reporting units.  We estimate the fair value of our reporting units using a combination of observed earnings multiples, discounted cash flow models and appraisals.  During the three months ended June 30, 2008, certain events led us to test our goodwill associated with an other operating division company, Acrodyne Communications, Inc.  As a result of this testing, we recorded a $1.6 million impairment charge in our consolidated statements of operations.

Property and Equipment

As of June 30, 2008, approximately $92.9 million of our $360.7 million of net property and equipment consisted of real estate held for development and sale or for investment.

Comprehensive Income (Loss)

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, requires that entities present comprehensive income (loss), which is the sum of net income (loss) and other comprehensive income, for each of the periods presented in the consolidated financial statements.  Comprehensive income was $13.3 million and $2.3 million for the three months ended June 30, 2008 and 2007, respectively and $29.9 million for the six months ended June 30, 2008.  Comprehensive loss was less than $0.1 million for the six months ended June 30, 2007.

Reclassifications

Certain reclassifications have been made to prior years’ consolidated financial statements to conform to the current year’s presentation.

2.              STOCK-BASED COMPENSATION:

From time to time, we grant subsidiary stock awards to employees.  The subsidiary stock is typically in the form of a membership interest in a consolidated limited liability company, not traded on a public exchange and valued based on the estimated fair value of the subsidiary.  Fair value is typically estimated using discounted cash flow models and appraisals.  These stock awards vest immediately.  For the three and six months ended June 30, 2008, we recorded compensation expense of $1.3 million and $2.4 million, respectively, related to these awards.  We did not issue any subsidiary stock awards during the six months ended June 30, 2007.  This expense reduced our consolidated income, but had no effect on our consolidated cash flows.  These awards have no effect on the shares used in our basic and diluted earnings per share.

On April 1, 2008, 350,000 stock-settled appreciation rights (SARs) were granted to David Smith, our President and Chief Executive Officer, pursuant to the 1996 Long-Term Incentive Plan.  The SARs have a 10-year term and vest immediately.  The base value of each SAR is $8.94 per share, which was the closing price of our Class A Common Stock on the grant date.  The SARs had a grant date fair value of $0.5 million.  We valued the SARs using the Black-Scholes model and the following assumptions:

Risk-free interest rate	4.25%
Expected life	10 years
Expected volatility	46.10%
Annual dividend yield	9.23%

For each of the three and six months ended June 30, 2008, we recorded expense of $0.5 million related to this grant.  This expense will reduce our consolidated income but have no effect on our consolidated cash flows.

3.              COMMITMENTS AND CONTINGENCIES:

Litigation

We are a party to lawsuits and claims from time to time in the ordinary course of business.  Actions currently pending are in various preliminary stages.  After reviewing developments to date with legal counsel, our management is of the opinion that the outcome of our pending and threatened matters will not have a material adverse effect on our consolidated balance sheets, consolidated statements of operations or consolidated statements of cash flows.

FCC License Renewals

In April 2008, the FCC granted the license renewal application of WUXP-TV in Nashville, Tennessee.  In July 2008, the FCC granted the renewal application of WVTV-TV in Milwaukee, Wisconsin.

Under FCC rules, we have continuing authority to operate each of these stations for which we have a pending renewal application until the FCC takes final action on that application.

Other FCC Adjudicatory Proceedings

On October 12, 2004, the FCC issued a Notice of Apparent Liability for Forfeiture (NAL) in the amount of $7,000 per station to virtually every FOX station, including the 15 FOX affiliates presently licensed to us, the four FOX affiliates programmed by us and one FOX affiliate we sold in 2005.  The NAL alleged that the stations broadcast indecent material contained in an episode of a FOX network program that aired on April 7, 2003.  We, as well as other parties including the FOX network, filed oppositions to the NAL.  On February 22, 2008, the FCC released an order assessing a $7,000 per station forfeiture against thirteen FOX stations, including KDSM-TV in Des Moines, Iowa, WZTV-TV in Nashville, Tennessee and WVAH-TV in Charleston, West Virginia, which we program pursuant to a Local Marketing Agreement (LMA).  We did not pay the forfeiture for our stations.  On March 24, 2008, we joined the FOX network and other FOX affiliates in filing a petition for reconsideration of the forfeiture order.  On April 4, 2008, the FCC returned the petition without consideration based on the alleged failure to comply with a procedural rule.  On April 21, 2008, we joined the FOX network and other FOX affiliates in seeking reconsideration of the FCC’s April 4, 2008 decision to return the petition for reconsideration.  On April 4, 2008, the Department of Justice, on behalf of the FCC, sued several of the stations that had not paid the forfeiture amounts assessed by the FCC, including the two stations we own and WVAH-TV.  Our stations and WVAH-TV paid the forfeiture assessments in April 2008.  The proceedings initiated by the Department of Justice have been dismissed.  The FOX network has agreed to indemnify its affiliates for the full amount of the forfeiture assessment paid.

4.              SUPPLEMENTAL CASH FLOW INFORMATION:

During the six months ended June 30, 2008 and 2007, our supplemental cash flow information was as follows (in thousands):

	Six Months Ended June 30,
	2008	2007

Income taxes paid related to continuing operations	$2,947	$48
Income tax refunds received related to continuing operations	$45	$59
Income tax refunds received related to sale of discontinued operations	$27	$153
Interest paid	$36,573	$57,365
Payments related to extinguishment of debt	$245	$27,249

Non-cash barter and trade expense are presented in the consolidated statements of operations.  Non-cash transactions related to capital lease obligations were $10.0 million and less than $0.1 million for the six months ended June 30, 2008 and 2007, respectively.

5.              DERIVATIVE INSTRUMENTS:

We enter into derivative instruments primarily to reduce the impact of changing interest rates on our floating rate debt and to reduce the impact of changing fair market values on our fixed rate debt.

As of December 31, 2007, we had two remaining derivative instruments.  Both of these instruments were interest rate swap agreements.  One of these swap agreements, with a notional amount of $180.0 million and an expiration date of March 15, 2012, was accounted for as a fair value hedge in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133); therefore, any changes in its fair market value are reflected as an adjustment to the carrying value of our 8.0% Senior Subordinated Notes, due 2012, which was the underlying debt being hedged.  The interest we paid on the $180.0 million swap was variable based on the three-month LIBOR plus 2.28% and the interest we received was fixed at 8.0%.  The other interest rate swap, with a notional amount of $120.0 million and an expiration date of March 15, 2012, was undesignated as a fair value hedge in 2006 due to a reassignment of the counterparty; therefore, any subsequent changes in the fair market value are reflected as an adjustment to income.  The interest we paid on the $120.0 million swap was variable based on the three-month LIBOR plus 2.35% and the interest we received was fixed at 8.0%.

In February 2008, the counterparty to our swap agreements, elected to change the termination dates of the $180.0 million and $120.0 million swaps to March 25, 2008 and March 26, 2008, respectively.  We received a termination fee of $3.2 million from the counterparty for the early termination of the $120.0 million swap.  After the removal of the related $2.4 million derivative asset from our consolidated balance sheet, the resulting $0.8 million, along with $0.2 million of interest was recorded in gain from derivative instruments.  We received a termination fee of $4.8 million from the counterparty for the early termination of the $180.0 million swap.  In accordance with SFAS 133, the carrying value of the underlying debt was adjusted to reflect the $4.8 million termination fee and that amount is treated as a premium on the underlying debt that was being hedged and is amortized over its remaining life as a reduction to interest expense.  The total termination fees received of $8.0 million are included in the cash flows from financing activities section of the consolidated statement of cash flows for the six months ended June 30, 2008.

As of June 30, 2008, we had no derivative instruments other than embedded derivatives related to contingent cash interest features in our 4.875% Convertible Senior Notes, due 2018 and 3.0% Convertible Senior Notes, due 2027, which had negligible fair values.

6.              EARNINGS PER SHARE:

The following table reconciles income (numerator) and shares (denominator) used in our computations of earnings per share for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Income (Numerator)
Income (loss) from continuing operations	$13,100	$1,703	$29,644	$(410)
Income impact of assumed conversion of 4.875% Convertible Senior Notes, due 2018, net of taxes	—	—	2,194	—
Numerator for diluted earnings (loss) per common share from continuing operations	$13,100	$1,703	$31,838	$(410)
Income from discontinued operations, including gain on sale of broadcast assets related to discontinued operations, net of taxes	178	494	47	218
Numerator for diluted earnings (loss) per common share	$13,278	$2,197	$31,885	$(192)

Shares (Denominator)
Weighted-average common shares outstanding	87,459	87,122	87,353	86,634
Dilutive effect of outstanding stock options and restricted stock	4	160	5	—
Dilutive effect of 4.875% Convertible Senior Notes, due 2018	—	—	6,705	—
Weighted-average common and common equivalent shares outstanding	87,463	87,282	94,063	86,634

We apply the treasury stock method to measure the dilutive effect of our outstanding stock options and restricted stock awards and include the respective common share equivalents in the denominator of the diluted EPS computation.  For the six months ended June 30, 2007, our outstanding stock options and restricted stock awards were anti-dilutive; therefore, they were not included in the computation of diluted EPS.  For the three months ended June 30, 2008 and 2007 and the six months ended June 30, 2007, our 4.875% Convertible Senior Notes, due 2018 and for each of the three and six months ended June 30, 2008 and 2007, our 6.0% Convertible Debentures, due 2012, our 3.0% Convertible Senior Notes, due 2027, and our outstanding SARs were anti-dilutive; therefore, they were not included in the computation of diluted EPS.

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

Certain assets used by us and our operating subsidiaries are leased from Cunningham Communications, Inc., Keyser Investment Group, Gerstell Development Limited Partnership and Beaver Dam, LLC (entities owned by the controlling shareholders).  Lease payments made to these entities were $1.2 million and $1.3 million for the three months ended June 30, 2008 and 2007, respectively.  Lease payments made to these entities were $2.4 million and $2.6 million for the six months ended June 30, 2008 and 2007, respectively.

In January 1999, we entered into a LMA with Bay Television, Inc. (Bay TV), which owns the television station WTTA-TV in Tampa, Florida.  Our controlling shareholders own a substantial portion of the equity of Bay TV.  The LMA provides that we deliver television programming to Bay TV, which broadcasts the programming in return for a monthly fee to Bay TV of $143,500.  We must also make an annual payment equal to 50% of the adjusted annual broadcast cash flow of the station (as defined in the LMA) that is in excess of $1.7 million.  The additional payment is reduced by 50% of the adjusted broadcast cash flow of the station that was below zero in prior calendar years until that amount is recaptured.  An additional payment of $1.5 million was made during the six months ended June 30, 2008 related to the excess adjusted broadcast cash flow for the year ended December 31, 2007.  Lease payments made to Bay TV were $0.4 million for each of the three months ended June 30, 2008 and 2007 and $0.9 million for each of the six months ended June 30, 2008 and 2007.  We received $0.1 million for each of the three months ended June 30, 2008 and 2007 and $0.3 million for each of the six months ended June 30, 2008 and 2007 from Bay TV for certain equipment leases.

We sold advertising time to and purchased vehicles and related vehicle services from Atlantic Automotive Corporation (Atlantic Automotive), a holding company which owns automobile dealerships and an automobile leasing company.  David D. Smith, our President and Chief Executive Officer, has a controlling interest in, and is a member of the Board of Directors of Atlantic Automotive.  Our stations in Baltimore, Maryland and Norfolk, Virginia received payments for advertising time totaling $0.2 million and $0.4 million for the three and six months ended June 30, 2008, respectively.  We received payments for advertising time totaling $0.1 million and $0.3 million for the three and six months ended June 30, 2007, respectively.  We paid $0.2 million and $0.4 million for vehicles and related vehicle services from Atlantic Automotive for the three and six months ended June 30, 2008, respectively.  We paid $0.3 million and $0.5 million for vehicles and related vehicle services from Atlantic Automotive for the three and six months ended June 30, 2007, respectively.

Basil A. Thomas, a member of our Board of Directors, is on the board of directors of Thomas & Libowitz, P.A., and the father of Steven A. Thomas, a partner and founder of Thomas & Libowitz, P.A., a law firm providing legal services to us on an ongoing basis.  We paid fees of $0.2 million to Thomas & Libowitz for each of the three months ended June 30, 2008 and 2007.  For the six months ended June 20, 2008 and 2007, we paid fees of $0.5 million and $0.4 million to Thomas & Libowitz, respectively.

From time to time, we charter aircraft owned by certain controlling shareholders.  We incurred $0.1 million for each of the three and six months ended June 30, 2008 and less than $0.1 million for each of the three and six months ended June 30, 2007.

In April 2008, we extended four of our LMAs with Cunningham Broadcasting Corporation (Cunningham) pursuant to which we will continue to provide programming to Cunningham to air on WTAT-TV in Charleston, South Carolina, WVAH-TV in Charleston, West Virginia, WRGT-TV in Dayton, Ohio and WMYA-TV in Anderson, South Carolina.  We made payments to Cunningham under LMA agreements of $2.6 million and $2.1 million for the three months ended June 30, 2008 and 2007, respectively and $3.8 million and $4.0 million for the six months ended June 30, 2008 and 2007, respectively.

As of June 30, 2008, Frederick Smith had an unfunded investment commitment of $0.5 million to Patriot Capital.

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

Accounts receivable related to WGGB-TV is included in the accompanying consolidated balance sheets, net of allowance for doubtful accounts, for all periods presented.  This is because we continue to own the rights to collect the amounts due to us through the closing date of the non-license television broadcast assets.  As of June 30, 2008, there were no outstanding accounts receivable related to our discontinued operations.  Accounts receivable related to our discontinued operations was $0.1 million (net of allowance of less than $0.1 million) as of December 31, 2007.

9.              SEGMENT DATA:

We have one reportable operating segment, “Broadcast”, that is disclosed separately from our corporate and other business activities.  “Corporate and Other” primarily includes our costs to operate as a public company and to operate our corporate headquarters location, our investment activity and our other operating divisions’ activities.  Currently, our other operating divisions primarily earn revenues from information technology staffing, consulting and software development; transmitter manufacturing; sign design and fabrication; regional security alarm operating and bulk acquisitions; and real estate ventures.  Transactions between our operating segment and “Corporate and Other” are not material.

Financial information for our operating segment is included in the following tables for the three and six months ended June 30, 2008 and 2007 (in thousands):

For the three months ended June 30, 2008	Broadcast	Corporate and Other	Consolidated
Revenue	$179,595	$14,020	$193,615
Depreciation of property and equipment	10,579	980	11,559
Amortization of definite-lived intangible assets and other assets	4,310	237	4,547
Amortization of program contract costs and net realizable value adjustments	21,794	—	21,794
Impairment of goodwill	—	1,626	1,626
General and administrative overhead expenses	1,581	5,902	7,483
Operating income (loss)	52,828	(9,516)	43,312
Loss from equity and cost method investments	—	(1,471)	(1,471)

For the three months ended June 30, 2007	Broadcast	Corporate and Other	Consolidated
Revenue	$174,930	$3,466	$178,396
Depreciation of property and equipment	10,924	532	11,456
Amortization of definite-lived intangible assets and other assets	4,242	—	4,242
Amortization of program contract costs and net realizable value adjustments	23,040	—	23,040
General and administrative overhead expenses	1,595	5,832	7,427
Operating income (loss)	48,718	(7,075)	41,643
Loss from equity and cost method investments	—	(880)	(880)

For the six months ended June 30, 2008	Broadcast	Corporate and Other	Consolidated
Revenue	$355,125	$25,147	$380,272
Depreciation of property and equipment	20,464	1,648	22,112
Amortization of definite-lived intangible assets and other assets	8,522	564	9,086
Amortization of program contract costs and net realizable value adjustments	41,503	—	41,503
Impairment of goodwill	—	1,626	1,626
General and administrative overhead expenses	3,566	10,638	14,204
Operating income (loss)	105,729	(16,199)	89,530
Loss from equity and cost method investments	—	(776)	(776)

For the six months ended June 30, 2007	Broadcast	Corporate and Other	Consolidated
Revenue	$336,979	$6,353	$343,332
Depreciation of property and equipment	21,033	1,073	22,106
Amortization of definite-lived intangible assets and other assets	8,486	—	8,486
Amortization of program contract costs and net realizable value adjustments	44,356	—	44,356
General and administrative overhead expenses	3,499	9,892	13,391
Operating income (loss)	91,661	(12,432)	79,229
Loss from equity and cost method investments	—	(892)	(892)

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

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2008

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Cash	$—	$3,701	$1,088	$6,122	$—	$10,911
Accounts and other receivables	4,168	219	123,435	9,061	(5,023)	131,860
Other current assets	1,001	3,134	42,862	6,123	(715)	52,405
Total current assets	5,169	7,054	167,385	21,306	(5,738)	195,176

Property and equipment, net	14,686	1,511	243,416	121,043	(19,912)	360,744

Investment in consolidated subsidiaries	868,787	1,331,671	—	—	(2,200,458)	—
Other long-term assets	62,569	153,074	26,490	43,540	(188,053)	97,620
Total other long-term assets	931,356	1,484,745	26,490	43,540	(2,388,511)	97,620

Acquired intangible assets	—	1,900	1,541,492	64,151	2,944	1,610,487

Total assets	$951,211	$1,495,210	$1,978,783	$250,040	$(2,411,217)	$2,264,027

Accounts payable and accrued liabilities	$24,716	$12,121	$35,967	$54,885	$(47,971)	$79,718
Current portion of long-term debt	845	15,625	2,106	37,290	(761)	55,105
Other current liabilities	—	—	78,435	202	—	78,637
Total current liabilities	25,561	27,746	116,508	92,377	(48,732)	213,460

Long-term debt	642,073	605,980	69,246	135,230	(120,724)	1,331,805
Other liabilities	17,741	26,013	459,849	4,095	(40,138)	467,560
Total liabilities	685,375	659,739	645,603	231,702	(209,594)	2,012,825

Common stock	876	—	11	762	(772)	877
Additional paid-in capital	617,425	464,762	917,632	124,621	(1,507,015)	617,425
(Accumulated deficit) retained earnings	(352,465)	371,940	416,038	(105,923)	(694,958)	(365,368)
Accumulated other comprehensive (loss) income	—	(1,231)	(501)	(1,122)	1,122	(1,732)
Total shareholders’ equity	265,836	835,471	1,333,180	18,338	(2,201,623)	251,202
Total liabilities and shareholders’ equity	$951,211	$1,495,210	$1,978,783	$250,040	$(2,411,217)	$2,264,027

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2007

(in thousands)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Cash	$—	$14,478	$2,599	$3,903	$—	$20,980
Accounts and other receivables	3,258	21	133,429	10,969	(3,543)	144,134
Other current assets	2,005	6,508	60,621	5,092	(724)	73,502
Total current assets	5,263	21,007	196,649	19,964	(4,267)	238,616

Property and equipment, net	5,979	1,462	247,403	53,777	(24,070)	284,551

Investment in consolidated subsidiaries	872,910	1,349,054	—	—	(2,221,964)	—
Other long-term assets	48,899	101,721	35,682	27,519	(116,790)	97,031
Total other long-term assets	921,809	1,450,775	35,682	27,519	(2,338,754)	97,031

Acquired intangible assets	—	—	1,533,038	62,857	8,562	1,604,457

Total assets	$933,051	$1,473,244	$2,012,772	$164,117	$(2,358,529)	$2,224,655

Accounts payable and accrued liabilities	$21,968	$10,039	$46,516	$52,152	$(44,569)	$86,106
Current portion of long-term debt	1,462	5,000	2,798	38,022	(493)	46,789
Other current liabilities	—	—	92,144	207	—	92,351
Total current liabilities	23,430	15,039	141,458	90,381	(45,062)	225,246

Long-term debt	630,747	583,301	68,969	79,782	(65,239)	1,297,560
Other liabilities	11,906	22,307	451,984	2,267	(39,389)	449,075
Total liabilities	666,083	620,647	662,411	172,430	(149,690)	1,971,881

Common stock	873	—	10	762	(772)	873
Additional paid-in capital	614,155	543,295	1,005,266	88,370	(1,636,930)	614,156
(Accumulated deficit) retained earnings	(348,060)	310,673	345,645	(96,612)	(571,970)	(360,324)
Accumulated other comprehensive (loss) income	—	(1,371)	(560)	(833)	833	(1,931)
Total shareholders’ equity	266,968	852,597	1,350,361	(8,313)	(2,208,839)	252,774
Total liabilities and shareholders’ equity	$933,051	$1,473,244	$2,012,772	$164,117	$(2,358,529)	$2,224,655

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2008

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Net revenue	$—	$—	$180,221	$16,668	$(3,274)	$193,615

Program and production	—	251	42,449	65	(2,353)	40,412
Selling, general and administrative	5,689	1,419	33,385	1,079	(69)	41,503
Depreciation, amortization and other operating expenses	513	166	50,251	16,775	683	68,388
Total operating expenses	6,202	1,836	126,085	17,919	(1,739)	150,303

Operating (loss) income	(6,202)	(1,836)	54,136	(1,251)	(1,535)	43,312

Equity in earnings of subsidiaries	28,235	37,216	—	—	(65,451)	—
Interest income	267	2,115	—	355	(2,543)	194
Interest expense	(8,584)	(8,393)	(1,731)	(3,855)	3,081	(19,482)
Other (expense) income	(1,398)	4,950	(4,792)	535	271	(434)
Total other income (expense)	18,520	35,888	(6,523)	(2,965)	(64,642)	(19,722)

Income tax benefit (provision)	1,345	(119)	(10,145)	(1,571)	—	(10,490)
Income from discontinued operations, net of taxes	—	—	178	—	—	178
Net income (loss)	$13,663	$33,933	$37,646	$(5,787)	$(66,177)	$13,278

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2007

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Net revenue	$—	$—	$175,540	$5,755	$(2,899)	$178,396

Program and production	—	343	40,210	—	(2,285)	38,268
Selling, general and administrative	5,746	1,364	33,241	1,123	(54)	41,420
Depreciation, amortization and other operating expenses	514	87	52,177	4,667	(380)	57,065
Total operating expenses	6,260	1,794	125,628	5,790	(2,719)	136,753

Operating (loss) income	(6,260)	(1,794)	49,912	(35)	(180)	41,643

Equity in earnings of subsidiaries	9,428	30,505	—	—	(39,933)	—
Interest income	516	1,645	(1)	25	(484)	1,701
Interest expense	(6,902)	(16,834)	(1,563)	(1,631)	1,043	(25,887)
Other income (expense)	536	(6,843)	(9,654)	(783)	(299)	(17,043)
Total other income (expense)	3,578	8,473	(11,218)	(2,389)	(39,673)	(41,229)

Income tax benefit (provision)	5,170	4,556	(8,946)	509	—	1,289
Income from discontinued operations, net of taxes	—	—	494	—	—	494
Net income (loss)	$2,488	$11,235	$30,242	$(1,915)	$(39,853)	$2,197

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2008

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Net revenue	$—	$—	$356,386	$29,982	$(6,096)	$380,272

Program and production	—	499	83,202	94	(4,528)	79,267
Selling, general and administrative	10,255	3,224	67,294	2,182	(120)	82,835
Depreciation, amortization and other operating expenses	995	276	97,188	29,866	315	128,640
Total operating expenses	11,250	3,999	247,684	32,142	(4,333)	290,742

Operating (loss) income	(11,250)	(3,999)	108,702	(2,160)	(1,763)	89,530

Equity in earnings of subsidiaries	52,686	65,934	—	—	(118,620)	—
Interest income	553	3,439	6	382	(4,005)	375
Interest expense	(16,971)	(17,687)	(3,445)	(6,651)	5,070	(39,684)
Other income (expense)	15	10,818	(9,789)	380	(45)	1,379
Total other income (expense)	36,283	62,504	(13,228)	(5,889)	(117,600)	(37,930)

Income tax benefit (provision)	5,295	1,827	(28,753)	(325)	—	(21,956)
Income from discontinued operations, net of taxes	—	—	47	—	—	47
Net income (loss)	$30,328	$60,332	$66,768	$(8,374)	$(119,363)	$29,691

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2007

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Net revenue	$—	$—	$338,199	$10,833	$(5,700)	$343,332

Program and production	—	697	77,557	—	(4,439)	73,815
Selling, general and administrative	9,751	3,113	66,158	2,132	(117)	81,037
Depreciation, amortization and other operating expenses	1,028	170	100,003	8,951	(901)	109,251
Total operating expenses	10,779	3,980	243,718	11,083	(5,457)	264,103

Operating (loss) income	(10,779)	(3,980)	94,481	(250)	(243)	79,229

Equity in earnings of subsidiaries	14,438	48,285	—	—	(62,723)	—
Interest income	728	2,028	2	27	(696)	2,089
Interest expense	(12,051)	(35,958)	(3,096)	(2,980)	1,816	(52,269)
Other income (expense)	1,145	(10,657)	(20,347)	(1,009)	(601)	(31,469)
Total other income (expense)	4,260	3,698	(23,441)	(3,962)	(62,204)	(81,649)

Income tax benefit (provision)	6,921	17,118	(23,011)	982	—	2,010
Income from discontinued operations, net of taxes	—	—	218	—	—	218
Net income (loss)	$402	$16,836	$48,247	$(3,230)	$(62,447)	$(192)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2008

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES	$(18,293)	$(1,376)	$114,358	$(4,473)	$(451)	$89,765
CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(87)	(152)	(13,685)	(677)	—	(14,601)
Consolidation of variable interest entity	—	—	—	1,328	—	1,328
Purchase of alarm monitoring contracts	—	—	—	(2,298)	—	(2,298)
Payments for acquisition of television stations	—	(17,123)	—	—	—	(17,123)
Payment for acquisition of other operating divisions’ companies	—	—	—	(53,455)	—	(53,455)
Distributions from investments	860	—	—	715	—	1,575
Investments in equity and cost method investees	(6,000)	—	—	(14,638)	—	(20,638)
Proceeds from sale of assets	3	—	142	—	—	145
Loans to affiliates	(85)	—	—	—	—	(85)
Proceeds from loans to affiliates	86	—	—	—	—	86
Net cash flows used in investing activities	(5,223)	(17,275)	(13,543)	(69,025)	—	(105,066)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	—	137,000	—	6,952	—	143,952
Repayments of notes payable, commercial bank financing and capital leases	(109)	(103,924)	(101)	(8,015)	—	(112,149)
Dividends paid on Class A and Class B Common Stock	(32,792)	—	—	—	290	(32,502)
Payments for deferred financing costs	—	—	—	(359)	—	(359)
Proceeds from derivative terminations	—	8,001	—	—	—	8,001
Repayments of notes and capital leases to affiliates	(440)	—	(1,271)	—	—	(1,711)
Increase (decrease) in intercompany payables	56,857	(33,203)	(100,954)	77,139	161	—
Net cash flows from (used in) financing activities	23,516	7,874	(102,326)	75,717	451	5,232

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(10,777)	(1,511)	2,219	—	(10,069)
CASH AND CASH EQUIVALENTS, beginning of period	—	14,478	2,599	3,903	—	20,980
CASH AND CASH EQUIVALENTS, end of period	$—	$3,701	$1,088	$6,122	$—	$10,911

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2007

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES	$(12,802)	$(48,589)	$103,861	$(1,229)	$(989)	$40,252
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(40)	(567)	(8,945)	(410)	—	(9,962)
Payment for acquisition of other operating divisions’ companies	—	—	—	(15,997)	—	(15,997)
Distributions from investments	720	—	—	—	—	720
Proceeds from the sale of assets	—	—	12	—	—	12
Loans to affiliates	(79)	—	—	—	—	(79)
Proceeds from loans to affiliates	79	—	—	—	—	79
Net cash flows from (used in) investing activities	680	(567)	(8,933)	(16,407)	—	(25,227)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	345,000	317,000	—	9,700	—	671,700
Repayments of notes payable, commercial bank financing and capital leases	(92)	(725,900)	(91)	—	—	(726,083)
Proceeds from exercise of stock options	13,696	—	—	—	—	13,696
Dividends paid on Class A and Class B Common Stock	(23,794)	—	—	—	232	(23,562)
Payments for deferred financing costs	(6,573)	(119)	—	(64)	—	(6,756)
Repayments of notes and capital leases to affiliates	(554)	—	(1,693)	—	—	(2,247)
Increase (decrease) in intercompany payables	(315,561)	398,729	(92,498)	8,573	757	—
Net cash flows from (used in) financing activities	12,122	(10,290)	(94,282)	18,209	989	(73,252)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(59,446)	646	573	—	(58,227)
CASH AND CASH EQUIVALENTS, beginning of period	—	62,252	2,788	2,368	—	67,408
CASH AND CASH EQUIVALENTS, end of period	$—	$2,806	$3,434	$2,941	$—	$9,181

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

Industry risks

•                  the business conditions of our advertisers, including the impact of the economy on their businesses and their ability to purchase advertising;

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

•                  the February 17, 2009 mandatory transition from analog to digital over-the-air broadcasting, including the impact the transition will have on television ratings;

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

•                  the results of prior year tax audits by taxing authorities;

•                  our ability to identify and consummate investments in attractive non-television assets and to achieve anticipated returns on those investments once consummated; and

•                  our ability to successfully obtain FCC and Justice Department approval related to the acquisition of WTVR-TV in Richmond-Petersburg, Virginia.

Other matters set forth in this report and our other reports filed with the Securities and Exchange Commision, including the Risk Factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2007, may also cause actual results in the future to differ materially from those described in the forward-looking statements.  We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this report might not occur.

The following table sets forth certain operating data for the three and six months ended June 30, 2008 and 2007:

STATEMENTS OF OPERATIONS DATA

(in thousands, except for per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Statement of Operations Data:
Net broadcast revenues (a)	$163,747	$159,213	$324,639	$307,547
Revenues realized from station barter arrangements	15,848	15,717	30,486	29,432
Other operating divisions’ revenues	14,020	3,466	25,147	6,353
Total revenues	193,615	178,396	380,272	343,332

Station production expenses	40,412	38,268	79,267	73,815
Station selling, general and administrative expenses	34,020	33,993	68,631	67,646
Expenses recognized from station barter arrangements	14,117	14,248	27,634	26,678
Amortization of program contract costs and net realizable value adjustments	21,794	23,040	41,503	44,356
Depreciation and amortization expenses (b)	16,106	15,698	31,198	30,592
Other operating divisions’ expenses	14,745	4,079	26,679	7,625
Corporate general and administrative expenses	7,483	7,427	14,204	13,391
Impairment of goodwill	1,626	—	1,626	—
Operating income	43,312	41,643	89,530	79,229

Interest expense and amortization of debt discount and deferred financing costs	(19,482)	(25,887)	(39,684)	(52,269)
Interest income	194	1,701	375	2,089
Gain (loss) from sale of assets	13	4	51	(8)
Loss from extinguishment of debt	—	(14,967)	(286)	(30,648)
(Loss) gain from derivative instruments	—	(1,654)	999	(597)
Loss from equity and cost method investees	(1,471)	(880)	(776)	(892)
Other income, net	1,024	454	1,391	676
Income (loss) from continuing operations before income taxes	23,590	414	51,600	(2,420)
Income tax (provision) benefit	(10,490)	1,289	(21,956)	2,010
Income (loss) from continuing operations	13,100	1,703	29,644	(410)
Discontinued Operations:
Income from discontinued operations, net of related income taxes	178	494	47	218
Net income (loss)	$13,278	$2,197	$29,691	$(192)

Basic and Diluted Earnings Per Common Share:
Earnings per share from continuing operations	$0.15	$0.02	$0.34	$—
Earnings per share from discontinued operations	$—	$0.01	$—	$—
Earnings per share	$0.15	$0.03	$0.34	$—
Dividends declared per share	$0.20	$0.15	$0.40	$0.30

Balance Sheet Data:	June 30, 2008	December 31, 2007

Cash and cash equivalents	$10,911	$20,980
Total assets	$2,264,027	$2,224,655
Total debt (c)	$1,386,910	$1,344,349
Total shareholders’ equity	$251,202	$252,774

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

Executive Overview – financial highlights since March 31, 2008;

Recent Accounting Pronouncements – a description of new accounting pronouncements that apply to us;

Results of Operations – an analysis of our revenues and expenses for the three and six months ended June 30, 2008 and 2007, including comparisons between quarters and expectations for the third quarter 2008; and

Liquidity and Capital Resources – an analysis of our cash flows from or used in operating activities, investing activities and financing activities and an update of our debt repurchases during the quarter.

EXECUTIVE OVERVIEW

Second Quarter 2008 Highlights

•                  In June 2008, we entered into an agreement to purchase the assets of WTVR-TV in Richmond-Petersburg, Virginia for $85.0 million and simultaneously sell the license assets of WRLH-TV in Richmond, Virginia to an unrelated third party.  Upon closing, which is pending Federal Communication Commission and Justice Department approval, we will provide sales and other programming related services to WRLH-TV;

•                  In June 2008, we acquired Jefferson Park Development, LLC (Jefferson Park), which holds an investment in developmental land in Frederick County, Maryland, for $19.0 million;

•                  In June 2008, we entered into a three-year extension of the analog and digital carriage agreement with Insight Communications, Inc. covering four stations in three markets;

•                  During second quarter 2008, we made new investments (excluding Jefferson Park) of $11.2 million and an add-on cash investment of $1.3 million in various real estate ventures;

•                  Our retransmission consent agreements, including the advertising component, generated $18.7 million in total net broadcast revenues during the second quarter 2008 compared to $14.7 million during the same period in 2007; and

•                  Excluding political, local revenues increased 2.1% and national revenues decreased 5.6% in the second quarter 2008 versus the second quarter 2007, as current negative economic conditions have impeded advertising spending levels.

Other Highlights

•                  In July 2008, we entered into a news share agreement in which WHO-TV will produce a newscast to air on KDSM-TV in Des Moines, Iowa;

•                  As of the filing date, in third quarter 2008, we repurchased in the open market $6.4 million face value of our 8.0% Senior Subordinated Notes, due 2012; and

•                  As of the filing date, in third quarter 2008, we made a new investment of $3.5 million in a real estate venture.

RECENT ACCOUNTING PRONOUNCEMENTS

  In May 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement).  This FSP requires issuers of convertible debt instruments that may be settled in cash upon conversion to account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  Issuers will need to determine the carrying value of the liability portion of the debt by measuring the fair value of a similar liability (including any embedded features other than the conversion option) that does not have an associated equity component.  The excess of the initial proceeds received from the debt issuance and the fair value of the liability component should be recorded as a debt discount with the offset recorded to equity.  The discount will be amortized to interest expense using the interest method over the life of a similar liability that does not have an associated equity component.  Transaction costs incurred with third parties shall be allocated between the liability and equity components in proportion to the allocation of proceeds and accounted for as debt issuance costs and equity issuance costs, respectively, with the debt issuance costs amortized to interest expense.  This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early adoption is not permitted.  This FSP should be applied retrospectively to all periods presented as of the beginning of the first period presented with an offsetting adjustment to the opening balance of retained earnings.  We are currently evaluating the effect of this FSP.  We believe that this FSP applies to our 3.0% Convertible Senior Notes, due 2027 and could have a material impact on our consolidated financial statements, including higher non-cash interest expense.

In June 2008, the Emerging Issues Task Force (EITF) issued Issue No. 08-4, Transition Guidance for Conforming Changes to Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios. The Issue provides transition guidance for changes made to Issue 98-5 resulting from the issuance of EITF Issue No. 00-27, Application of EITF Issue No. 98-5, ‘Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,’ to Certain Convertible Instruments, and FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  The Issue requires that an entity: (a) apply the guidance in this issue to its first fiscal year beginning after December 15, 2008; (b) recognize the effect of the change retrospectively, with the cumulative effect of the change recognized as an adjustment to the opening balance of retained earnings for the earliest period presented; and (c) include disclosures as required for a change in accounting principle by Statement 154.  We do not expect the impact of this Issue to have a material effect on our consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.  This FSP clarifies that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities as defined in EITF 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128 and should therefore be included in the computation of earnings per share.  This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  In addition, all prior period earnings per share data shall be adjusted retrospectively.  We are currently evaluating the impact of this FSP on our consolidated financial statements.

In June 2008, the EITF issued Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock.  This Issue requires that an entity use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions.  This Issue is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  We are currently evaluating the impact of this Issue on our consolidated financial statements.

RESULTS OF OPERATIONS

In general, this discussion is related to the results of our continuing operations, except for discussions regarding our cash flows, which also include the results of our discontinued operations.  Unless otherwise indicated, references in this discussion and analysis to the second quarter of 2008 and 2007 refer to the three months ended June 30, 2008 and 2007, respectively.  Additionally, any references to the first, third or fourth quarter are to the three months ended March 31, September 30 and December 31, respectively, for the year being discussed.

Operating Results

The following table presents our revenues from continuing operations, net of agency commissions, for the three and six months ended June 30, 2008 and 2007 (in millions):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2008	2007	Percent Change	2008	2007	Percent Change
Local revenues:
Non-political	$96.6	$94.6	2.1%	$190.9	$184.6	3.4%
Political	1.4	0.1	(a)	2.6	0.2	(a)
Total local	98.0	94.7	3.5%	193.5	184.8	4.7%

National revenues:
Non-political	45.1	47.8	(5.6)%	90.7	92.1	(1.5)%
Political	2.2	1.0	(a)	4.2	1.4	(a)
Total national	47.3	48.8	(3.1)%	94.9	93.5	1.5%

Other revenues	18.4	15.7	17.2%	36.2	29.2	24.0%
Total net broadcast revenues	$163.7	$159.2	2.8%	$324.6	$307.5	5.6%

(a)                                  Political revenue is not comparable from year to year due to cyclicality of elections.  See Political Revenues below for more information.

Net broadcast revenues.  From a revenue category standpoint, the second quarter 2008, when compared to the same period in 2007, was impacted by an increase in advertising revenues generated from the political, media, fast food and pharmacy-cosmetics sectors.  These increases were offset by decreases in the retail, movies, medical and school sectors.  Automotive, our single largest category, representing 20.6% of the quarter’s net time sales, was down 3.7% for the three months ended June 30, 2008 compared to the same period in 2007.

The following table presents our time sales revenue from continuing operations, net of agency commissions, by network affiliates for the three and six months ended June 30, 2008 and 2007 (dollars in millions):

	# of	Percent of Sales for the six months ended	For the three months ended June 30,		Percent	For the six months ended June 30,		Percent
	Stations	June 30, 2008	2008	2007	Change	2008	2007	Change
FOX	20	46.7%	$66.0	$64.1	3.0%	$134.6	$123.5	9.0%
ABC	9	19.3%	29.6	31.2	(5.1)%	55.8	58.3	(4.3)%
MyNetworkTV	17	17.8%	25.8	25.3	2.0%	51.4	51.1	0.6%
The CW	9	13.1%	19.0	19.0	—%	37.7	38.0	(0.8)%
CBS	2	2.3%	3.8	2.8	35.7%	6.7	5.2	28.8%
NBC	1	0.7%	0.9	0.9	—%	1.9	1.9	—%
Digital (a)	4	0.1%	0.2	0.2	—%	0.3	0.3	—%
Total	62		$145.3	$143.5	1.3%	$288.4	$278.3	3.6%

(a)                                  Three television stations are broadcasting MyNetworkTV programming and one television station is broadcasting independent programming on a second digital signal in accordance with FCC rules.

Political Revenues.  Political revenues increased by $2.5 million to $3.6 million for the second quarter 2008 when compared to the same period in 2007.  For the six months ended June 30, 2008, political revenues increased by $5.2 million to $6.8 million when compared to the same period in 2007.  Political revenues are typically lower in non-election years such as 2007 and have been helped in 2008 by the presidential election. We expect political advertising revenues to reach record levels this year.

Local Revenues.  Our revenues from local advertisers, excluding political revenues, were up $2.0 million for the three months ended June 30, 2008 when compared to 2007.  For the six months ended June 30, 2008, local advertisers, excluding political revenues, were up $6.3 million when compared to the same period in 2007.  The increase of revenues for the three months and six months ended June 30, 2008, when compared to 2007, was primarily due to $1.4 million and $2.5 million, respectively, related to our stations in Cedar Rapids including KFXA –TV, acquired in February 2008, and KGAN-TV which was previously accounted for as an outsourcing agreement.  Our FOX stations’ local news and strong network prime-time continue to grow our revenues.  We continue to provide an enhanced sales training course for all of our salespeople with a focus on local revenue sales.  We expect to continue these efforts throughout 2008.

National Revenues.  Our revenues from national advertisers, excluding political revenues, were down $2.7 million for the three months ended June 30, 2008 when compared to 2007.  For the six months ended June 30, 2008, national advertisers, excluding political revenues, were down $1.4 million when compared to the same period in 2007.  The decrease in revenues was lessened by the abovementioned effects of KFXA-TV and KGAN-TV.  The overall decrease in revenues is primarily due to current negative economic conditions which have impeded advertising spending levels.  Automotive companies have reduced advertising budgets in response to record-high oil prices and declines in SUV and truck sales.  We expect this trend to continue throughout 2008 and into 2009.  In addition, over the past few years, national revenues have trended downward.  Advertisers like automotive continue to shift portions of their advertising budgets away from spot television into non-traditional media, in-store promotions and product placement in network shows and we believe this trend will continue in the future.

Other Revenues.   Our other revenues consist primarily of revenues from retransmission consent agreements with multi-channel video programming distributors, network compensation, production revenues and revenues from our outsourcing agreements.  Our retransmission consent agreements, including the advertising component, generated $18.7 million in total broadcast revenues during the second quarter 2008 compared with $14.7 million during the same period in 2007.  This growth trend is the result of our ability to monetize our existing relationships as cable providers struggle with increased competition from alternative video delivery providers and have begun to recognize the value of our digital and high definition signals and local and other programming.  Pursuant to EITF 00-21, Revenue Arrangements with Multiple Deliverables, during the second quarter 2008, $13.1 million of the total $18.7 million in revenues generated from our retransmission consent agreements is included in other revenues, while the remaining $5.6 million is included in net time sales.  During the second quarter 2007, $11.6 million of the total $14.7 million in revenues generated from our retransmission consent agreements is included in other revenues, while the remaining $3.1 million is included in net time sales.  We expect to continue to generate revenues from retransmission consent agreements at terms as favorable as or more favorable than our existing agreements upon expiration of those agreements.  Our retransmission consent agreements include automatic annual fee escalators.

For the six months ended June 30, 2008, $26.5 million of the total $38.3 million in revenues generated from our retransmission consent agreements are included in other revenues, while the remaining $11.8 million is included in net time sales.  For the six months ended June 30, 2007, $20.7 million of the total $25.6 million in revenues generated from our retransmission consent agreements are included in other revenues, while the remaining $4.9 million is included in net time sales.

The following table presents our significant expense categories for the three and six months ended June 30, 2008 and 2007 (in millions):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2008	2007	Percent Change Increase/ (Decrease)	2008	2007	Percent Change Increase/ (Decrease)

Station production expenses	$40.4	$38.3	5.5%	$79.3	$73.8	7.5%
Station selling, general and administrative expenses	$34.0	$34.0	—%	$68.6	$67.6	1.5%
Amortization of program contract costs and net realizable value adjustments	$21.8	$23.0	(5.2)%	$41.5	$44.4	(6.5)%
Corporate general and administrative expenses	$7.5	$7.4	1.4%	$14.2	$13.4	6.0%
Amortization of definite-lived intangible assets and other assets	$4.5	$4.2	7.1%	$9.1	$8.5	7.1%
Impairment of goodwill	$1.6	$—	100.0%	$1.6	$—	100.0%
Interest expense	$19.5	$25.9	(24.7)%	$39.7	$52.3	(24.1)%
Loss from extinguishment of debt	$—	$15.0	(100.0)%	$0.3	$30.6	(99.0)%
(Loss) gain from derivative instruments	$—	$(1.7)	(100.0)%	$1.0	$(0.6)	266.7%
Loss from equity and cost method investments	$1.5	$0.9	66.7%	$0.8	$0.9	(11.1)%
Income tax (provision) benefit	$(10.5)	$1.3	(907.7)%	$(22.0)	$2.0	(1,200.0)%

Station production expenses.  Station production expenses increased during the second quarter 2008 compared to the same period in 2007.  Excluding Cedar Rapids, there were increases in news expenses of $1.2 million, engineering expenses of $0.4 million, costs related to LMAs and outsourcing agreements of $0.3 million, rating service expenses of $0.3 million, production expenses of $0.2 million, programming expenses of $0.2 million and other expenses of $0.1 million.  In addition, there were $1.0 million in costs related to our stations in Cedar Rapids including KFXA –TV, acquired in February 2008, and KGAN-TV which was previously accounted for as an outsourcing agreement.  These increases were partially offset by decreases in promotion expenses of $1.0 million and music license fees of $0.6 million.

Station production expenses increased for the six months ended June 30, 2008 compared to the same period in 2007.  Excluding Cedar Rapids, there were increases in news expenses of $2.3 million, engineering expenses of $0.6 million, rating service expenses of $0.6 million, programming expenses of $0.5 million, production expenses of $0.4 million, costs related to LMAs and outsourcing agreements of $0.1 million, on-air operations of $0.1 million and other expenses of $0.1 million.  In addition, there were $1.7 million in costs related to our stations in Cedar Rapids.  These increases were partially offset by decreases in music license fees of $0.5 million and promotion expenses of $0.4 million.

Station selling, general and administrative expenses.  Station selling, general and administrative expenses were constant during the second quarter 2008 compared to same period in 2007.  Excluding Cedar Rapids, there were decreases in general and administrative expenses of $0.3 million, sales expenses of $0.3 million, national sales representative firm commissions of $0.2 million and other expenses of $0.1 million offset by increases in traffic costs of $0.1 million.  Selling, general and administrative expenses related to our stations in Cedar Rapids were $0.8 million.

Station selling, general and administrative expenses increased for the six months ended June 30, 2008 compared to the same period in 2007.  Excluding Cedar Rapids, there were increases in traffic costs of $0.2 million and sales costs of $0.1 million offset by decreases in general and administrative expenses of $0.5 million.  There were $1.2 million in expenses related to our stations in Cedar Rapids.

We expect third quarter 2008 station production and station selling, general and administrative expenses, excluding barter, to trend lower than our second quarter 2008 results.

Amortization of program contract costs.  The amortization of program contract costs decreased during the second quarter 2008 compared to the same period in 2007 primarily due to a decrease in program amortization of $1.2 million.  The amortization of program contract costs decreased during the six months ended June 30, 2008 compared to the same period in 2007 primarily due to a decrease in program amortization of $4.0 million partially offset by an increase of $1.1 million in write-downs of our program contract costs.  We expect program contract amortization to trend higher in third quarter 2008 compared to second quarter 2008.

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

Corporate general and administrative expenses increased in the second quarter 2008 when compared to the same period in 2007 due to increases in compensation expenses of $0.6 million, professional fees of $0.4 million, general insurance of $0.1 million and workers compensation expense of $0.1 million.  These increases were partially offset by decreases in stock award compensation expense including stock appreciation rights of $0.5 million, health insurance costs of $0.4 million, building rent expense of $0.1 million and shareholder service expenses of $0.1 million.

Corporate general and administrative expenses increased for the six months ended June 30, 2008 when compared to the same period in 2007 due to increases in compensation expenses of $1.4 million and professional fees of $0.6 million.  These increases were partially offset by decreases in stock award compensation expense including stock appreciation rights of $0.5 million, health insurance costs of $0.4 million, satellite costs of $0.1 million, building rent expense of $0.1 million and shareholder service expenses of $0.1 million.

We expect corporate overhead expenses to decrease in third quarter 2008 compared to second quarter 2008.

Amortization of definite-lived intangible assets and other assets.  The amortization of definite-lived intangible assets and other assets increased during second quarter 2008 compared to the same period in 2007 and for the six months ended June 30, 2008 when compared to the same period in 2007 primarily due to amortization of additional intangible assets from 2007 and 2008 acquisitions.  We expect amortization of definite-lived intangible assets and other assets to trend higher in third quarter 2008 compared to second quarter 2008.

Impairment of goodwill.  In second quarter 2008, we recorded an impairment of $1.6 million related to goodwill associated with Acrodyne Communications, Inc.  See Note 1. Summary of Significant Accounting Policies in the notes to our consolidated financial statements for more information.

Interest expense.  Interest expense has been decreasing since 2004, primarily due to refinancings we have undertaken; specifically in 2007 when certain debt was replaced with a LIBOR based Term Loan and 3.0% Convertible Senior Notes, due 2027.  The decrease during the second quarter 2008 compared to the same period in 2007 is primarily due to the partial redemption of the 8.0% Senior Subordinated Notes, due 2012 (the 8.0% Notes) on June 11, 2007 and June 18, 2007 and subsequent other smaller redemptions of the 8.0% Notes and a decrease in LIBOR lowering interest expense on our Revolving Credit Facility and Term Loans.

We expect interest expense to increase in third quarter 2008 compared to second quarter 2008 due primarily to an expected increase in LIBOR.

Loss from extinguishment of debt.  During the first quarter of 2008, we repurchased, in the open market, $15.4 million face value of the 8.0% Notes, resulting in a loss of $0.3 million from extinguishment of debt.  In January 2007, we redeemed our 8.75% Notes, which resulted in a $15.7 million loss from extinguishment of debt.  In June 2007, we partially redeemed our 8.0% Notes, which resulted in a $15.0 million loss from extinguishment of debt.  For further information see Liquidity and Capital Resources.

Loss (gain) from derivative instruments.  We record gains and losses related to certain of our derivative instruments not treated as hedges in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.  The fair value of our derivative instruments is primarily based on the anticipated future interest rate curves at the end of each period.  In March 2008, we terminated one of our interest rate swap agreements with a notional amount of $120.0 million and received a cash payment termination fee of $3.2 million from our counterparty.  The gain from our derivative instruments during 2008 when compared to 2007 is due to normal market fluctuations and the termination of the interest rate swap agreement.

Loss from equity and cost method investments.  During the six months ended June 30, 2008, we recorded losses of $1.1 million related to our venture capital investments and $0.4 million related to certain real estate ventures.  These losses were partially offset by a distribution of $0.7 million from a direct investment in a privately held small business.  During the six months ended June 30, 2007, we recorded an impairment of $1.0 million related to one of our direct investments in a privately held small business and a loss of $0.3 million related to that investment.  These losses were partially offset by income of $0.4 million related to our venture capital investments.

Income tax (provision) benefit.  The effective tax rate for the three and six months ended June 30, 2008 was a provision of 44.5% and 42.6% respectively, as compared to a benefit of 313.4% and 83.0% for the same periods in 2007, respectively.  Due to our pre-tax income in 2008 compared to our pre-tax loss in 2007, we had a change from a benefit to a provision.  The difference between the absolute value of the tax rate between 2008 and 2007 is due to a larger pre-tax income in 2008 compared to a smaller pre-tax loss in 2007.

Other Operating Divisions’ Revenue and Expense

The following table presents other operating divisions’ revenue and expenses related to G1440 Holdings, Inc. (G1440), an information technology staffing, consulting and software development company, Acrodyne Communications, Inc. (Acrodyne), a manufacturer of television transmissions systems, Triangle Sign & Service, LLC (Triangle), a sign designer and fabricator, Alarm Funding Associates, LLC (Alarm Funding), a regional security alarm operating and bulk acquisition company and real estate ventures, for the three and six months ended June 30, 2008 and 2007 (in millions):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2008	2007	‘08 vs. ‘07	2008	2007	‘08 vs. ‘07
Revenues:
G1440	$3.0	$2.3	30.4%	$5.8	$4.6	26.1%
Acrodyne	$1.6	$1.2	33.3%	$2.2	$1.7	29.4%
Triangle	$6.9	$—	100.0%	$13.6	$—	100.0%
Alarm Funding	$0.5	$—	100.0%	$1.0	$—	100.0%
Real Estate Ventures	$2.0	$—	100.0%	$2.5	$—	100.0%

Expenses:
G1440	$3.1	$2.4	29.2%	$6.0	$4.8	25.0%
Acrodyne	$1.7	$1.6	6.3%	$2.8	$2.8	—%
Triangle	$6.2	$—	100.0%	$12.0	$—	100.0%
Alarm Funding	$0.5	$—	100.0%	$1.0	$—	100.0%
Real Estate Ventures	$3.2	$—	100.0%	$4.9	$—	100.0%

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2008, we had $10.9 million in cash and cash equivalent balances and a negative working capital of approximately $18.3 million.  Our working capital reduction of $31.7 million is primarily the result of the use of operating cash flow for investments in certain real estate ventures and private investment funds.  Cash generated by our operations and availability under our Revolver are used as our primary source of liquidity.  We anticipate that cash flow from our operations and borrowings under the Revolver will be sufficient to continue paying dividends under our current policy and to satisfy our debt service obligations, capital expenditure requirements, including those related to the upgrade and expansion of stations’ high-definition production capabilities, certain strategic investments and working capital needs.  As of June 30, 2008, we had drawn $51.0 million on our Revolver and $124.0 million of current borrowing capacity was available.  In July 2008, we repurchased on the open market $6.4 million face value of the 8.0% Notes.

Sources and Uses of Cash

The following table sets forth our cash flows for the three and six months ended June 30, 2008 and 2007 (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Net cash flows from operating activities	$41.7	$17.0	$89.8	$40.3

Cash flows from (used in) investing activities:
Acquisition of property and equipment	$(8.7)	$(3.4)	$(14.6)	$(10.0)
Payments for acquisition of television stations	(0.1)	—	(17.1)	—
Consolidation of variable interest entity	(0.9)	—	1.3	—
Payments for acquisitions of other operating divisions’ companies	(19.0)	(16.0)	(53.4)	(16.0)
Purchase of alarm monitoring contracts	(1.4)	—	(2.3)	—
Dividends and distributions from equity and cost method investees	0.7	0.3	1.6	0.7
Investments in equity and cost method investees	(12.4)	—	(20.6)	—
Other	0.1	—	—	0.1
Net cash flows used in investing activities	$(41.7)	$(19.1)	$(105.1)	$(25.2)

Net cash flows (used in) from financing activities:
Proceeds from notes payable, commercial bank financing and capital leases	$64.4	$395.2	$144.0	$671.7
Repayments of notes payable, commercial bank financing and capital leases	(47.7)	(380.9)	(112.1)	(726.1)
Payments for deferred financing costs	(0.4)	(6.8)	(0.4)	(6.8)
Proceeds from exercise of stock options, including excess tax benefits of $0 million, $0.3 million, $0 million and $1.8 million, respectively	—	2.3	—	13.7
Dividends paid on Class A and Class B Common Stock	(17.4)	(12.9)	(32.5)	(23.6)
Proceeds from derivative terminations	—	—	8.0	—
Other	(0.6)	(1.0)	(1.8)	(2.2)
Net cash flows (used in) from financing activities	$(1.7)	$(4.1)	$5.2	$(73.3)

Operating Activities

Net cash flows from operating activities increased during the second quarter 2008 compared to the same period in 2007.  During 2008, we paid $13.8 million less for the extinguishment of debt due to the partial redemption of the 8.0% Notes in second quarter 2007.  Additionally, we received $10.5 million more in cash receipts from customers, net of cash payments to vendors for operating expenses and other working capital cash activities and paid $4.2 million less in interest payments for second quarter 2008 compared to the same period in 2007.  These amounts were partially offset by paying $2.9 million more in taxes, net of tax refunds, receiving $0.7 million less in distributions on our investments from equity and cost method investees and paying $0.2 million more in program payments for second quarter 2008 compared to the same period in 2007.

Net cash flows from operating activities increased during the six months ended June 30, 2008 compared to the same period in 2007.  During 2008, we paid $27.0 million less for the extinguishment of debt due to the full redemption of the 8.75% Notes and the partial redemption of the 8.0% Notes in the first six months of 2007.  Additionally, we paid $20.8 million less in interest payments and received $5.6 million more in receipts from customers, net of cash payments to vendors for operating expenses and other working capital cash activities for the six months ended June 30, 2008 compared to the same period in 2007.  These amounts were partially offset by paying $3.0 million more in taxes, net of tax refunds, $0.5 million more in program payments and receiving $0.4 million less in distributions on our investments from equity and cost method investees for the six months ended June 30, 2008 compared to the same period in 2007.

We expect program payments to decrease in the third quarter 2008 compared to the second quarter 2008.

Investing Activities

Net cash flows used in investing activities increased during the second quarter 2008 compared to the same period in 2007.  During the second quarter 2008, we paid $3.0 million more related to our acquisition of a real estate venture than we paid in second quarter 2007 for our acquisition of Triangle.  This was driven by our $19.0 million acquisition of Jefferson Park.  Additionally, we made equity investments of $12.4 million in other real estate ventures.  Finally, there was an increase in capital expenditures of $5.3 million during the second quarter 2008 as compared to the same period in 2007.

Net cash flows used in investing activities increased during the six months ended June 30, 2008 compared to the same period in 2007.  During the six months ended June 30, 2008, we paid $37.5 million more for acquisitions of non-television assets compared to the same period in 2007.  During the six months ended June 30, 2008, we paid $34.4 million, net of cash acquired, related to our acquisition of Bay Creek South, LLC and $19.0 million related to our acquisition of Jefferson Park.  During the six months ended June 30, 2007, we paid $16.0 million, net of cash acquired, related to our acquisition of Triangle.  During the six months ended June 30, 2008, we paid $17.1 million, net of cash acquired, for the acquisition of the non-license assets of KFXA-TV in Cedar Rapids, Iowa.  We made equity investments of $6.0 million and $14.6 million in Patriot Capital and real estate ventures, respectively.  Finally, there was an increase in capital expenditures of $4.6 million during the six months ended June 30, 2008 as compared to the same period in 2007.

The investments we have made in real estate reflect our strategy to maximize value for our shareholders.  We believe that the depressed real estate market and tight credit market allows us to invest in what we believe to be under-valued non-television assets to drive future cash flows.  In addition, we continue to explore strategic opportunities in our core television broadcast business.  For third quarter 2008, we anticipate incurring higher capital expenditures than incurred in the second quarter 2008 primarily related to the timing of station equipment replacement and high-definition upgrades in some markets.  We expect to fund such capital expenditures with cash generated from operating activities and borrowings under our Bank Credit Agreement.

Financing Activities

Net cash flows used in financing activities decreased in the second quarter of 2008 compared to the same period in 2007.  Our debt issuances, net of debt repayments to non-affiliates were $16.7 million in second quarter 2008 compared to $14.3 million during the same period in 2007.  In addition, we paid $6.4 million less in financing costs in second quarter 2008 as compared to the same period in 2007.  These were offset by paying $4.5 million more for common stock dividends and receiving $2.3 million less in proceeds from the exercise of stock options, including excess tax benefits during the second quarter 2008, as compared to the same period in 2007.

Net cash flows from financing activities increased in the six months ended June 30, 2008 compared to the same period in 2007.  Our debt issuances, net of debt repayments to non-affiliates in six months ended June 30, 2008, were $31.9 million compared to debt repayments, net of debt issuances of $54.4 million during the same period in 2007.  In addition, we received $8.0 million in proceeds from derivative termination fees and paid $6.4 million less in financing costs in second quarter 2008 as compared to the same period in 2007.  These amounts were partially offset by $13.7 million less in proceeds received from the exercise of stock options, including excess tax benefits and paying $8.9 million more for common stock dividends during the six months ended June 30, 2008, as compared to the same period in 2007.

On February 5, 2008, our Board of Directors renewed its authorization to repurchase up to $150.0 million of our Class A Common Stock on the open market or through private transactions.  We did not repurchase any Class A Common Stock during the second quarter 2008.

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

CONTRACTUAL CASH OBLIGATIONS

During first quarter 2008, we repurchased on the open market $15.4 million face value of the 8.0% Notes.

During first quarter 2008, we made a $6.0 million cash investment in Patriot Capital.  Patriot Capital provides structured debt and mezzanine financing to small businesses.  After the $6.0 million cash investment, our remaining unfunded commitment to Patriot Capital is $14.0 million.

In July 2008, we repurchased on the open market $6.4 million face value of the 8.0% Notes.  From time to time, we may repurchase additional outstanding debt on the open market.  As of June 30, 2008, the face amount of the 8.0% Notes was $248.0 million.

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

As of December 31, 2007, we had two remaining derivative instruments.  Both of these instruments were interest rate swap agreements.  One of these swap agreements, with a notional amount of $180.0 million and an expiration date of March 15, 2012, was accounted for as a fair value hedge in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities; therefore, any changes in its fair market value are reflected as an adjustment to the carrying value of our 8.0% Senior Subordinated Notes, due 2012, which was the underlying debt being hedged.  The interest we paid on the $180.0 million swap was variable based on the three-month LIBOR plus 2.28% and the interest we received was fixed at 8.0%.  The other interest rate swap, with a notional amount of $120.0 million and an expiration date of March 15, 2012, was undesignated as a fair value hedge in 2006 due to a reassignment of the counterparty; therefore, any subsequent changes in the fair market value are reflected as an adjustment to income.  The interest we paid on the $120.0 million swap was variable based on the three-month LIBOR plus 2.35% and the interest we received was fixed at 8.0%.

In February 2008, the counterparty to our swap agreements, elected to change the termination dates of the $180.0 million and $120.0 million swaps to March 25, 2008 and March 26, 2008, respectively.  We received a termination fee of $3.2 million from the counterparty for the early termination of the $120.0 million swap.  After the removal of the related $2.4 million derivative asset from our consolidated balance sheet, the resulting $0.8 million, along with $0.2 million of interest was recorded in gain from derivative instruments.  We received a termination fee of $4.8 million from the counterparty for the early termination of the $180.0 million swap.  In accordance with SFAS 133, the carrying value of the underlying debt was adjusted to reflect the $4.8 million termination fee and that amount is treated as a premium on the underlying debt that was being hedged and is amortized over its remaining life as a reduction to interest expense.  The total termination fees received of $8.0 million are included in the cash flows from financing activities section of the consolidated statement of cash flows for the six months ended June 30, 2008.

As of June 30, 2008, we had no derivative instruments other than embedded derivatives related to contingent cash interest features in our 4.875% Convertible Senior Notes, due 2018 and 3.0% Convertible Senior Notes, due 2027, which had negligible fair values.

As of June 30, 2008 and after the termination of the above mentioned interest rate swap, $409.6 million or approximately 30.0% of the face value of our debt effectively pays interest at a floating rate.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of June 30, 2008, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, as defined in Rules 132-15(f) and 15d-15(f) under the Exchange Act, during or subsequent to the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are a party to lawsuits and claims from time to time in the ordinary course of business.  Actions currently pending are in various preliminary stages.  After reviewing developments to date with legal counsel, our management is of the opinion that the outcome of our pending and threatened matters will not have a material adverse effect on our consolidated balance sheets, consolidated statements of operations or consolidated statements of cash flows.

ITEM 1A.  RISK FACTORS

The following section represents an update to risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2007.

New accounting treatment for cash settled convertible debt instruments will likely cause our reported interest expense on our convertible senior notes to increase

In May 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement).  This FSP requires issuers of convertible debt instruments that may be settled in cash upon conversion to account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  Issuers will need to determine the carrying value of the liability portion of the debt by measuring the fair value of a similar liability (including any embedded features other than the conversion option) that does not have an associated equity component.  The excess of the initial proceeds received from the debt issuance and the fair value of the liability component should be recorded as a debt discount with the offset recorded to equity.  The discount will be amortized to interest expense using the interest method over the life of a similar liability that does not have an associated equity component.  Transaction costs incurred with third parties shall be allocated between the liability and equity components in proportion to the allocation of proceeds and accounted for as debt issuance costs and equity issuance costs, respectively, with the debt issuance costs amortized to interest expense.  This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and will require retrospective application.  This FSP applies to our 3.0% Convertible Senior Notes, due 2027.  This FSP could have a material impact on our consolidated financial statements and may result in higher non-cash interest expense related to our convertible senior notes beginning in 2009.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of Sinclair Broadcast Group, Inc. was held on May 15, 2008.  At the meeting, three items, as set forth in the proxy statement dated April 15, 2008, were submitted to the shareholders for a vote.  In response to Proposal I, the shareholders elected all persons nominated for directors as set forth in our proxy statement dated April 15, 2008, for a term expiring at the next annual shareholders meeting in 2009.  Approximately 98.4% of the eligible votes were cast.  The table below sets for the results of the voting for nominated directors:

Election of Directors	For	Against or Withheld
David D. Smith	374,569,232	16,508,208
Frederick G. Smith	373,763,364	17,314,076
J. Duncan Smith	373,763,464	17,313,976
Robert E. Smith	374,095,599	16,981,841
Basil A. Thomas	371,121,005	19,956,435
Lawrence E. McCanna	387,683,097	3,394,343
Daniel C. Keith	389,717,016	1,360,424
Martin R. Leader	389,715,704	1,361,736

In response to Proposal II, the shareholders ratified the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ended December 31, 2008.  The table below sets forth the results of the voting for Ernst & Young LLP:

For	Against	Abstain
390,835,631	197,629	44,180

In response to Proposal III, the shareholders voted to approve the extension of the 1998 Employee Stock Purchase Plan (the ESPP) indefinitely.  The table below sets for the results of the voting to approve the extension of the ESPP:

For	Against	Abstain
384,323,028	302,487	31,679

6,420,246 shares were not voted.

ITEM 6.  EXHIBITS

Exhibit Number	Description

31.1	Certification by David D. Smith, as Chairman and Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241).

31.2	Certification by David B. Amy, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241).

32.1	Certification by David D. Smith, as Chairman and Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C § 1350).

32.2	Certification by David B. Amy, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C § 1350).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on the 8th day of August 2008.

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