Form 10-Q
period 2008-09-30
SINCLAIR BROADCAST GROUP INC
filed 2008-11-06
CIK 912752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
	☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of each class	Number of shares outstanding as of November 3, 2008
Class A Common Stock	46,660,156
Class B Common Stock	34,453,859

SINCLAIR BROADCAST GROUP, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2008

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	As of September 30, 2008	As of December 31, 2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,646	$20,980
Accounts receivable, net of allowance for doubtful accounts of $3,148 and $3,882, respectively	103,210	127,891
Affiliate receivable	59	15
Current portion of program contract costs	68,007	50,276
Income taxes receivable	19,214	16,228
Prepaid expenses and other current assets	9,818	13,448
Deferred barter costs	2,962	2,026
Deferred tax assets	7,752	7,752
Total current assets	222,668	238,616

PROGRAM CONTRACT COSTS, less current portion	29,003	32,683
PROPERTY AND EQUIPMENT, net	359,289	284,551
GOODWILL, net	1,016,028	1,010,594
BROADCAST LICENSES, net	402,844	401,130
DEFINITE-LIVED INTANGIBLE ASSETS, net	191,232	192,733
OTHER ASSETS	84,662	64,348
Total assets	$2,305,726	$2,224,655

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,687	$3,732
Accrued liabilities	70,555	82,374
Current portion of notes payable, capital leases and commercial bank financing	58,209	42,950
Current portion of notes and capital leases payable to affiliates	2,069	3,839
Current portion of program contracts payable	105,434	90,208
Deferred barter revenues	2,968	2,143
Total current liabilities	243,922	225,246

LONG-TERM LIABILITIES:
Notes payable, capital leases and commercial bank financing, less current portion	1,303,747	1,274,386
Notes payable and capital leases to affiliates, less current portion	32,312	23,174
Program contracts payable, less current portion	80,973	79,985
Deferred tax liabilities	345,608	313,364
Other long-term liabilities	51,971	52,659
Total liabilities	2,058,533	1,968,814

MINORITY INTEREST IN CONSOLIDATED ENTITIES	17,014	3,067

SHAREHOLDERS’ EQUITY:
Class A Common Stock, $.01 par value, 500,000,000 shares authorized, 50,459,659 and 52,830,025 shares issued and outstanding, respectively	505	528
Class B Common Stock, $.01 par value, 140,000,000 shares authorized, 34,453,859 shares issued and outstanding, respectively, convertible into Class A Common Stock	345	345
Additional paid-in capital	601,552	614,156
Accumulated deficit	(370,539)	(360,324)
Accumulated other comprehensive loss	(1,684)	(1,931)
Total shareholders’ equity	230,179	252,774
Total liabilities and shareholders’ equity	$2,305,726	$2,224,655

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
REVENUES:
Station broadcast revenues, net of agency commissions	$150,119	$149,425	$474,758	$456,972
Revenues realized from station barter arrangements	14,562	14,786	45,048	44,218
Other operating divisions’ revenues	13,510	12,488	38,657	18,841
Total revenues	178,191	176,699	558,463	520,031

OPERATING EXPENSES:
Station production expenses	38,959	35,741	118,226	109,556
Station selling, general and administrative expenses	33,867	33,711	102,498	101,357
Expenses recognized from station barter arrangements	12,760	13,317	40,394	39,995
Amortization of program contract costs and net realizable value adjustments	21,744	29,172	63,247	73,528
Other operating divisions’ expenses	13,397	11,227	40,076	18,852
Depreciation of property and equipment	11,700	10,554	33,812	32,660
Corporate general and administrative expenses	5,919	5,497	20,123	18,888
Amortization of definite-lived intangible assets and other assets	4,606	4,546	13,692	13,032
Gain on asset exchange	(2,163)	—	(2,163)	—
Impairment of goodwill	—	—	1,626	—
Total operating expenses	140,789	143,765	431,531	407,868
Operating income	37,402	32,934	126,932	112,163

OTHER INCOME (EXPENSE):
Interest expense and amortization of debt discount and deferred financing costs	(19,075)	(21,897)	(58,759)	(74,166)
Interest income	224	89	599	2,178
(Loss) gain from sale of assets	(3)	(30)	48	(38)
Gain (loss) from extinguishment of debt	432	(68)	146	(30,716)
Gain from derivative instruments	—	1,897	999	1,300
Gain (loss) from equity and cost method investments	658	711	(118)	(181)
Other income, net	1,441	268	2,832	944
Total other expense	(16,323)	(19,030)	(54,253)	(100,679)
Income from continuing operations before income taxes	21,079	13,904	72,679	11,484
INCOME TAX PROVISION	(9,386)	(4,327)	(31,342)	(2,317)
Income from continuing operations	11,693	9,577	41,337	9,167
DISCONTINUED OPERATIONS:
(Loss) income from discontinued operations, net of related income tax provision of $187, $436, $232 and $176, respectively	(38)	324	9	542
NET INCOME	$11,655	$9,901	$41,346	$9,709

BASIC AND DILUTED EARNINGS PER COMMON SHARE:
Earnings per share from continuing operations	$0.14	$0.11	$0.48	$0.11
Earnings per share from discontinued operations	$—	$—	$—	$0.01
Earnings per share	$0.14	$0.11	$0.48	$0.11
Weighted average common shares outstanding	86,158	87,175	86,951	86,816
Weighted average common and common equivalent shares outstanding	86,158	87,227	86,955	86,949
Dividends declared per share	$0.20	$0.15	$0.60	$0.45

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

(In thousands) (Unaudited)

	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

BALANCE, December 31, 2007	$528	$345	$614,156	$(360,324)	$(1,931)	$252,774
Dividends declared on Class A and Class B Common Stock	—	—	—	(51,561)	—	(51,561)
Class A Common Stock issued pursuant to employee benefit plans	4	—	3,614	—	—	3,618
Tax benefit on employee stock awards	—	—	34	—	—	34
Amortization of net periodic pension benefit costs	—	—	—	—	247	247
Repurchase of 2,741,145 shares of Class A Common Stock	(27)	—	(16,252)	—	—	(16,279)
Net income	—	—	—	41,346	—	41,346
BALANCE, September 30, 2008	$505	$345	$601,552	$(370,539)	$(1,684)	$230,179

Other comprehensive income:
Net income	$—	$—	$—	$41,346	$—	$41,346
Amortization of net periodic pension benefit costs	—	—	—	—	247	247
Comprehensive income	$—	$—	$—	$41,346	$247	$41,593

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$41,346	$9,709
Adjustments to reconcile net income to net cash flows from operating activities:
Amortization of debt discount, net of debt premium	2,412	1,904
Depreciation of property and equipment	34,004	32,964
Gain on asset exchange	(2,163)	—
Recognition of deferred revenue	(24,058)	(13,939)
Accretion of capital leases	648	693
Loss from equity and cost method investments	118	181
(Gain) loss on sale of property	(48)	38
Gain from derivative instruments	(999)	(1,300)
Impairment of intangibles	1,626	—
Amortization of definite-lived intangible assets and other assets	13,692	13,319
Amortization of program contract costs and net realizable value adjustments	63,247	73,686
Amortization of deferred financing costs	3,044	2,337
Stock-based compensation	5,454	3,129
Excess tax benefits on employee stock awards	(34)	(1,851)
Loss on extinguishment of debt, non-cash portion	1,160	3,431
Amortization of derivative instruments	(423)	691
Amortization of net periodic pension benefit costs	144	178
Deferred tax provision related to operations	30,984	15,850
Deferred tax provision related to discontinued operations	—	955
Net effect of change in deferred barter revenues and deferred barter costs	(111)	(173)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in accounts receivable, net	25,677	11,912
Increase in income taxes receivable	(2,986)	(11,438)
Decrease in prepaid expenses and other current assets	3,840	4,153
(Increase) decrease in other assets	(1,410)	489
Increase in accounts payable and accrued liabilities	6,382	4,706
Decrease in other long-term liabilities	(1,028)	(3,164)
(Decrease) increase in minority interest	(2,059)	151
Dividends and distributions from equity and cost method investees	1,146	1,577
Payments on program contracts payable	(61,111)	(59,062)
Real estate held for development and sale	(398)	—
Net cash flows from operating activities	138,096	91,126
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(21,684)	(13,881)
Consolidation of variable interest entity	1,328	—
Purchase of alarm monitoring contracts	(6,080)	—
Payments for acquisition of television stations	(17,123)	—
Payments for acquisitions of other operating divisions’ companies	(53,487)	(34,075)
Dividends and distributions from cost method investees	1,575	583
Investments in equity and cost method investees	(31,183)	(111)
Proceeds from the sale of assets	177	678
Loans to affiliates	(136)	(118)
Proceeds from loans to affiliates	135	118
Net cash flows used in investing activities	(126,478)	(46,806)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	233,227	725,216
Repayments of notes payable, commercial bank financing and capital leases	(192,996)	(793,214)
Repurchase of Class A Common Stock	(16,279)	—
Proceeds from exercise of stock options, including excess tax benefits of $34 and $1,851, respectively	—	13,379
Dividends paid on Class A and Class B Common Stock	(49,874)	(36,534)
Payments for deferred financing costs	(520)	(6,983)
Proceeds from derivative terminations	8,001	—
Repayments of notes and capital leases to affiliates	(2,511)	(3,149)
Net cash flows used in financing activities	(20,952)	(101,285)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(9,334)	(56,965)
CASH AND CASH EQUIVALENTS, beginning of period	20,980	67,408
CASH AND CASH EQUIVALENTS, end of period	$11,646	$10,443

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

Discontinued Operations

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we have reported the results of operations of WGGB-TV in Springfield, Massachusetts as assets and liabilities held for sale in the accompanying consolidated statements of operations.  Discontinued operations have not been segregated in the consolidated statements of cash flows; therefore, amounts for certain captions will not agree with the accompanying consolidated statements of operations.  The operating results of WGGB-TV are not included in our consolidated results from continuing operations for the three and nine months ended September 30, 2008 and 2007.  See Note 8. Discontinued Operations, for additional information.

Interim Financial Statements

The consolidated financial statements for the three and nine months ended September 30, 2008 and 2007 are unaudited.  In the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows for these periods.

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

Recent Accounting Pronouncements

  In May 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement).  This FSP requires issuers of convertible debt instruments that may be settled in cash upon conversion to account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  Issuers will need to determine the carrying value of just the liability portion of the debt by measuring the fair value of a similar liability (including any embedded features other than the conversion option) that does not have an associated equity component.  The excess of the initial proceeds received from the debt issuance and the fair value of the liability component should be recorded as a debt discount with the offset recorded to equity.  The discount will be amortized to interest expense using the interest method over the life of a similar liability that does not have an associated equity component.  Transaction costs incurred with third parties shall be allocated between the liability and equity components in proportion to the allocation of proceeds and accounted for as debt issuance costs and equity issuance costs, respectively, with the debt issuance costs amortized to interest expense.  This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.   Early adoption is not permitted.  This statement should be applied retrospectively to all periods presented as of the beginning of the first period presented with an offsetting adjustment to the opening balance of retained earnings.  In 2009, we will record the impact of this FSP retrospectively by recording additional interest expense on our 3% Convertible Senior Notes, due 2027 of approximately $6.4 million for the year ended December 31, 2007 and approximately $9.9 million for the year ended December 31, 2008.  We expect to record additional interest expense of approximately $12.1 million and $4.5 million in the years ended December 31, 2009 and 2010, respectively.

In June 2008, the Emerging Issues Task Force (EITF) issued Issue No. 08-4, Transition Guidance for Conforming Changes to Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios.  The Issue provides transition guidance for changes made to Issue 98-5 resulting from the issuance of EITF Issue No. 00-27, Application of EITF Issue

No. 98-5, ‘Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,’ to Certain Convertible Instruments, and FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  The Issue requires that an entity: (a) apply the guidance in this issue to its first fiscal year beginning after December 15, 2008; (b) recognize the effect of the change retrospectively, with the cumulative effect of the change recognized as an adjustment to the opening balance of retained earnings for the earliest period presented; and (c) include disclosures as required for a change in accounting principle by FASB Statement No. 154.  We do not expect the impact of this issue to have a material effect on our consolidated financial statements.

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

In September 2008, the EITF reached a consensus for exposure on Issue No. 08-6, Equity Method Investment Accounting Considerations.  This Issue addresses the accounting for equity method investments as a result of the accounting changes prescribed by FAS 141(R) and FAS 160.  The Issue includes clarification on the following: (a) transaction costs should be included in the initial carrying value of the equity method investment; (b) an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment need only be performed as part of any other-than-temporary impairment evaluation of the equity method investment as a whole and does not need to be performed annually; (c) the equity method investee’s issuance of shares should be accounted for as the sale of a proportionate share of the investment, which may result in a gain or loss in income, and d) a gain or loss should not be recognized when changing the method of accounting for an investment from the equity method to the cost method.  This Issue will be effective for fiscal years beginning in 2009.  We are currently evaluating the impact of this issue on our consolidated financial statements.

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

 Acquisitions

In February 2008, we acquired the non-licensed assets of KFXA-TV in Cedar Rapids, Iowa for $17.0 million, net of cash acquired, and the right to purchase licensed assets, pending FCC approval, for $1.9 million.  Our CBS affiliate in Cedar Rapids, KGAN-TV, provides sales and other non-programming related services to KFXA-TV pursuant to an outsourcing agreement.  We have determined that based on the terms of the outsourcing agreement, the KFXA-TV licensed asset entity is a variable interest entity and that we are the primary beneficiary of variable interests.  As a result, we consolidate the assets and liabilities of the non-licensed and licensed assets of KFXA-TV.

In March 2008, we acquired a 50% equity interest in Bay Creek South, LLC (Bay Creek).  Bay Creek is a land development venture that primarily includes residential and commercial unimproved and improved land surrounding two golf courses on Virginia’s eastern shore.  In conjunction with the equity investment, we purchased certain of Bay Creek’s outstanding debt that was used to finance improvements to and the development of land in the venture.  Our total cash, debt and equity investment in Bay Creek, including transaction costs, was $35.2 million, net of cash acquired.  Approximately $0.8 million of the $35.2 million investment was funded through the conversion of an existing bridge loan to a portion of the 50% equity interest.  Based on our role as the day-to-day manager and our ability to control all major decisions of the venture, the accounts of Bay Creek are included in our consolidated balance sheet.  Approximately $11.8 million of debt was assumed by us through the consolidation of Bay Creek; however, this debt was subsequently paid down to a zero balance at March 31, 2008.  As of September 30, 2008, approximately $49.0 million of property, equipment, land inventory and intangibles were included in property and equipment, net in our consolidated balance sheet.  Bay Creek is not material to our consolidated financial statements and we expect to finalize the purchase price allocation by the first quarter of 2009.  Our cash investment is shown in the consolidated statement of cash flows as payments for acquisitions of other operating divisions’ companies.

In June 2008, we acquired Jefferson Park Development, LLC (Jefferson Park) for $19.0 million.  Jefferson Park is a mixed use land development project located in Frederick County, Maryland, a suburb of Washington, D.C.  We consolidate the assets and liabilities of Jefferson Park as a result of our control over its operations.

  In June 2008, we entered into an asset purchase agreement with Raycom Media, Inc. (Raycom) to acquire WTVR-TV, a CBS affiliate, in Richmond-Petersburg, Virginia for $85.0 million and simultaneously sell the license assets of WRLH-TV, a FOX affiliate, in Richmond, Virginia to an unrelated third party.  In August 2008, the U.S. Department of Justice-Antitrust Division declined the approval of the acquisition of WTVR-TV due to a Consent Decree between Raycom and the Department of Justice (DOJ).  Under the Consent Decree, which was entered into by Raycom to obtain DOJ approval of its earlier acquisition of three television stations from Lincoln Financial Media, any potential sale of WTVR could be rejected unilaterally by the DOJ without cause.  Notwithstanding the action of the DOJ, we believe that this proposed transaction would not have violated the anit-trust laws.  However, it appears that the acquisition of WTVR and the sale of the license assets of WRLH will not occur.  We will continue to explore our rights under the asset purchase agreement with Raycom.

Investments

From time to time, we make equity and debt investments in non-broadcast assets.  During first quarter 2008, we made a $6.0 million cash investment in Patriot Capital II, LP (Patriot Capital).  Patriot Capital provides structured debt and mezzanine financing to small businesses.  After the $6.0 million cash investment, our remaining unfunded commitment to Patriot Capital is $14.0 million.  As of September 30, 2008, we made new investments of $23.2 million and add-on cash investments of $2.0 million primarily in real estate ventures.  As of the filing date, in fourth quarter 2008, we made additional investments of $3.8 million in various real estate ventures.

Nonmonetary Asset Exchanges

In 2009, television broadcasters are required to cease transmitting their signals using the existing analog spectrum and begin transmitting in digital.  This government mandate was established so that the analog frequencies can be freed up for use by public safety communications such as police, fire and emergency rescue.  In 2004, Sprint Nextel Corporation (Nextel) also agreed to relocate its airwaves to end interference between its cellular signals and the wireless signals used by the country’s public safety agencies.  As part of this agreement, the FCC granted Nextel the right to a certain spectrum within the 1.9 GHz band that is currently used by television broadcasters (the analog spectrum).  Accordingly, Nextel has entered into agreements with several of our stations to exchange our existing analog equipment for comparable digital equipment.   As equipment is exchanged and placed in service, we will record a gain to the extent that the fair market value of the equipment received exceeds the carrying amount of the equipment relinquished.  The equipment will be recorded at the estimated fair market value and will be depreciated over a useful life of 8 years.  In the third quarter of 2008, we recorded a gain of $2.2 million.

Goodwill Impairment

SFAS No. 142, Goodwill and Other Intangible Assets requires that goodwill be tested for impairment at the reporting unit level at least annually.  We test for impairment by comparing the book value of our reporting units, including goodwill, to the estimated fair value of our reporting units.  We estimate the fair value of our reporting units using a combination of observed earnings multiples, discounted cash flow models and appraisals.  During the three months ended September 30, 2008, we did not record an impairment.  During the nine months ended September 30, 2008, certain events led us to test our goodwill associated with an other operating division company, Acrodyne Communications, Inc.  As a result of this testing, we recorded a $1.6 million impairment charge in our consolidated statements of operations.

Property and Equipment

As of September 30, 2008, approximately $94.1 million of our $359.3 million of net property and equipment consisted of real estate held for development and sale or for investment.

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, requires that entities present comprehensive income, which is the sum of net income and other comprehensive income, for each of the periods presented in the consolidated financial statements.  Comprehensive income was $11.7 million and $10.0 million for the three months ended September 30, 2008 and 2007, respectively and $41.6 million and $9.9 million for the nine months ended September 30, 2008 and 2007, respectively.

Reclassifications

Certain reclassifications have been made to prior years’ consolidated financial statements to conform to the current year’s presentation.

2.              STOCK-BASED COMPENSATION:

From time to time, we grant subsidiary stock awards to employees.  The subsidiary stock is typically in the form of a membership interest in a consolidated limited liability company, not traded on a public exchange and valued based on the estimated fair value of the subsidiary.  Fair value is typically estimated using discounted cash flow models and appraisals.  These stock awards vest immediately.  For the three and nine months ended September 30, 2008, we recorded compensation expense of $0.1 million and $2.5 million, respectively, related to these awards.  We did not issue any subsidiary stock awards during the nine months ended September 30, 2007.  This expense reduced our consolidated income, but had no effect on our consolidated cash flows.  These awards have no effect on the shares used in our basic and diluted earnings per share.

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

For the nine months ended September 30, 2008, we recorded expense of $0.5 million related to this grant.  This expense reduced our consolidated income but had no effect on our consolidated cash flows.

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

FCC License Renewals

In April 2008, the FCC granted the license renewal application of WUXP-TV in Nashville, Tennessee.  In July 2008, the FCC granted the renewal application of WVTV-TV in Milwaukee, Wisconsin.  In August 2008, the FCC granted the renewal applications of WGME-TV in Portland, Maine; WMSN-TV in Madison, Wisconsin; WSYT-TV in Syracuse, New York; WUTV-TV in Buffalo, New York; WYZZ-TV in Peoria, Illinois; and WSTR-TV in Cincinnati, Ohio.

Under FCC rules, we have continuing authority to operate each of these stations for which we have a pending renewal application until the FCC takes final action on that application.

Other FCC Adjudicatory Proceedings

On October 12, 2004, the FCC issued a Notice of Apparent Liability for Forfeiture (NAL) in the amount of $7,000 per station to virtually every FOX station, including the 15 FOX affiliates presently licensed to us, the four FOX affiliates programmed by us and one FOX affiliate we sold in 2005.  The NAL alleged that the stations broadcast indecent material contained in an episode of a FOX network program that aired on April 7, 2003.  We, as well as other parties including the FOX network, filed oppositions to the NAL.  On February 22, 2008, the FCC released an order assessing a $7,000 per station forfeiture against thirteen FOX stations, including KDSM-TV in Des Moines, Iowa, WZTV-TV in Nashville, Tennessee and WVAH-TV in Charleston, West Virginia, which we program pursuant to a Local Marketing Agreement (LMA).  We did not pay the forfeiture for our stations.  On March 24, 2008, we joined the FOX network and other FOX affiliates in filing a petition for reconsideration of the forfeiture order.  On April 4, 2008, the FCC returned the petition without consideration based on the alleged failure to comply with a procedural rule.  On

April 21, 2008, we joined the FOX network and other FOX affiliates in seeking reconsideration of the FCC’s April 4, 2008 decision to return the petition for reconsideration.  On April 4, 2008, the DOJ, on behalf of the FCC, sued several of the stations that had not paid the forfeiture amounts assessed by the FCC, including the two stations we own and WVAH-TV.  Our stations and WVAH-TV paid the forfeiture assessments in April 2008.  The proceedings initiated by the DOJ have been dismissed.  The FOX network has agreed to indemnify its affiliates for the full amount of the forfeiture assessment paid.

4.              SUPPLEMENTAL CASH FLOW INFORMATION:

During the nine months ended September 30, 2008 and 2007, our supplemental cash flow information was as follows (in thousands):

	Nine Months Ended September 30,
	2008	2007

Income taxes paid related to continuing operations	$2,973	$57
Income tax refunds received related to continuing operations	$72	$59
Income tax refunds received related to sale of discontinued operations	$—	$157
Interest paid	$58,848	$82,101
Premium payments related to extinguishment of debt	$13	$27,285
Debt assumed in conjunction with the acquisition of other operating divisions’ companies	$—	$7,400

Non-cash barter and trade expense are presented in the consolidated statements of operations.  Non-cash transactions related to capital lease obligations were $10.0 million and less than $0.1 million for the nine months ended September 30, 2008 and 2007, respectively.

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

In February 2008, the counterparty to our swap agreements, elected to change the termination dates of the $180.0 million and $120.0 million swaps to March 25, 2008 and March 26, 2008, respectively.  We received a termination fee of $3.2 million from the counterparty for the early termination of the $120.0 million swap.  After the removal of the related $2.4 million derivative asset from our consolidated balance sheet, the resulting $0.8 million, along with $0.2 million of interest was recorded in gain from derivative instruments.  We received a termination fee of $4.8 million from the counterparty for the early termination of the $180.0 million swap.  In accordance with SFAS 133, the carrying value of the underlying debt was adjusted to reflect the $4.8 million termination fee and that amount is treated as a premium on the underlying debt that was being hedged and is amortized over its remaining life as a reduction to interest expense.  The total termination fees received of $8.0 million are included in the cash flows from financing activities section of the consolidated statement of cash flows for the nine months ended September 30, 2008.

As of September 30, 2008, we had no derivative instruments other than embedded derivatives related to contingent cash interest features in our 4.875% Convertible Senior Notes, due 2018 and 3.0% Convertible Senior Notes, due 2027, which had negligible fair values.

6.              EARNINGS PER SHARE:

The following table reconciles income (numerator) and shares (denominator) used in our computations of earnings per share for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Income (Numerator)
Income from continuing operations and numerator for diluted earnings per common share from continuing operations	$11,693	$9,577	$41,337	$9,167
(Loss) income from discontinued operations, including gain on sale of broadcast assets related to discontinued operations, net of taxes	(38)	324	9	542
Numerator for diluted earnings per common share	$11,655	$9,901	$41,346	$9,709

Shares (Denominator)
Weighted-average common shares outstanding	86,158	87,175	86,951	86,816
Dilutive effect of outstanding stock options and restricted stock	—	52	4	133
Weighted-average common and common equivalent shares outstanding	86,158	87,227	86,955	86,949

We apply the treasury stock method to measure the dilutive effect of our outstanding stock options and restricted stock awards and include the respective common share equivalents in the denominator of the diluted EPS computation.  For the three months ended September 30, 2008, our outstanding stock options and restricted stock awards were anti-dilutive; therefore, they were not included in the computation of diluted EPS.  For the three and nine months ended September 30, 2008 and 2007, our 4.875% Convertible Senior Notes, due 2018, our 6.0% Convertible Debentures, due 2012, our 3.0% Convertible Senior Notes, due 2027 and our outstanding SARs were anti-dilutive; therefore, they were not included in the computation of diluted EPS.  As of the filing date, in fourth quarter 2008, we repurchased 3.8 million shares of Class A Common Stock for $13.3 million, including transaction costs.

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

Certain assets used by us and our operating subsidiaries are leased from Cunningham Communications, Inc., Keyser Investment Group, Gerstell Development Limited Partnership and Beaver Dam, LLC (entities owned by the controlling shareholders).  Lease payments made to these entities were $1.3 million for each of the three months ended September 30, 2008 and 2007.  Lease payments made to these entities were $3.6 million and $4.0 million for the nine months ended September 30, 2008 and 2007, respectively.

In January 1999, we entered into a LMA with Bay Television, Inc. (Bay TV), which owns the television station WTTA-TV in Tampa, Florida.  Our controlling shareholders own a substantial portion of the equity of Bay TV.  The LMA provides that we deliver television programming to Bay TV, which broadcasts the programming in return for a monthly fee to Bay TV of $143,500.  We must also make an annual payment equal to 50% of the adjusted annual broadcast cash flow of the station (as defined in the LMA) that is in excess of $1.7 million.  The additional payment is reduced by 50% of the adjusted broadcast cash flow of the station that was below zero in prior calendar years until that amount is recaptured.  An additional payment of $1.5 million was made during the nine months ended September 30, 2008 related to the excess adjusted broadcast cash flow for the year ended December 31, 2007.  Lease payments made to Bay TV were $0.4 million for each of the three months ended September 30, 2008 and 2007 and $1.3 million for each of the nine months ended September 30, 2008 and 2007.  We received $0.1 million for each of the three months ended September 30, 2008 and 2007 and $0.4 million for each of the nine months ended September 30, 2008 and 2007 from Bay TV for certain equipment leases.

We sold advertising time to and purchased vehicles and related vehicle services from Atlantic Automotive Corporation (Atlantic Automotive), a holding company which owns automobile dealerships and an automobile leasing company.  David D. Smith, our President and Chief Executive Officer, has a controlling interest in, and is a member of the Board of Directors of Atlantic

Automotive.  Our stations in Baltimore, Maryland and Norfolk, Virginia received payments for advertising time from Atlantic Automotive totaling $0.1 million and $0.5 million for the three and nine months ended September 30, 2008, respectively.  We received payments for advertising time from Atlantic Automotive totaling $0.2 million and $0.4 million for the three and nine months ended September 30, 2007, respectively.  We paid $0.2 million and $0.7 million for vehicles and related vehicle services from Atlantic Automotive for the three and nine months ended September 30, 2008, respectively.  We paid $0.2 million and $0.7 million for vehicles and related vehicle services from Atlantic Automotive for the three and nine months ended September 30, 2007, respectively.

Basil A. Thomas, a member of our Board of Directors, is the father of Steven A. Thomas, a partner and founder of Thomas & Libowitz, P.A. (Thomas & Libowitz), a law firm providing legal services to us on an ongoing basis.  Basil A. Thomas also serves as a member of the board of directors of Thomas & Libowitz.  We paid fees of $0.2 million and $0.1 million to Thomas & Libowitz for the three months ended September 30, 2008 and 2007, respectively.  For the nine months ended September 30, 2008 and 2007, we paid fees of $0.8 million and $0.5 million to Thomas & Libowitz, respectively.

From time to time, we charter aircraft owned by certain controlling shareholders.  We did not incur expenses related to aircraft for the three months ended September 30, 2008.  We incurred $0.1 million for the nine months ended September 30, 2008 and less than $0.1 million for each of the three and nine months ended September 30, 2007.

In April 2008, we extended four of our LMAs with Cunningham Broadcasting Corporation (Cunningham) pursuant to which we will continue to provide programming to Cunningham to air on WTAT-TV in Charleston, South Carolina, WVAH-TV in Charleston, West Virginia, WRGT-TV in Dayton, Ohio and WMYA-TV in Anderson, South Carolina.  We made payments to Cunningham under LMA agreements of $1.9 million for each of the three months ended September 30, 2008 and 2007, respectively and $5.7 million and $5.8 million for the nine months ended September 30, 2008 and 2007, respectively.

In September 2008, AP Management Company, the management company of Patriot Capital, entered into a lease agreement with Skylar Development LLC (Skylar), a subsidiary of one of our real estate ventures.  The office space lease is for a term of five years and one month commencing on October 1, 2008.

As of September 30, 2008, Frederick Smith funded $0.2 million of his investment commitment of $0.5 million to Patriot Capital.

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

Accounts receivable related to WGGB-TV is included in the accompanying consolidated balance sheets, net of allowance for doubtful accounts, for all periods presented.  This is because we continue to own the rights to collect the amounts due to us through the closing date of the non-license television broadcast assets.  As of September 30, 2008, there were no outstanding accounts receivable related to our discontinued operations.  Accounts receivable related to our discontinued operations was $0.1 million (net of allowance of less than $0.1 million) as of December 31, 2007.

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

Financial information for our operating segment is included in the following tables for the three and nine months ended September 30, 2008 and 2007 (in thousands):

For the three months ended September 30, 2008	Broadcast	Corporate and Other	Consolidated
Revenue	$164,681	$13,510	$178,191
Depreciation of property and equipment	10,735	965	11,700
Amortization of definite-lived intangible assets and other assets	4,274	332	4,606
Amortization of program contract costs and net realizable value adjustments	21,744	—	21,744
General and administrative overhead expenses	1,735	4,184	5,919
Operating income (loss)	42,837	(5,435)	37,402
Income from equity and cost method investments	—	658	658

For the three months ended September 30, 2007	Broadcast	Corporate and Other	Consolidated
Revenue	$164,211	$12,488	$176,699
Depreciation of property and equipment	10,039	515	10,554
Amortization of definite-lived intangible assets and other assets	4,216	330	4,546
Amortization of program contract costs and net realizable value adjustments	29,172	—	29,172
General and administrative overhead expenses	1,286	4,211	5,497
Operating income (loss)	36,827	(3,893)	32,934
Income from equity and cost method investments	—	711	711

For the nine months ended September 30, 2008	Broadcast	Corporate and Other	Consolidated
Revenue	$519,806	$38,657	$558,463
Depreciation of property and equipment	31,199	2,613	33,812
Amortization of definite-lived intangible assets and other assets	12,795	897	13,692
Amortization of program contract costs and net realizable value adjustments	63,247	—	63,247
Impairment of goodwill	—	1,626	1,626
General and administrative overhead expenses	5,301	14,822	20,123
Operating income (loss)	148,566	(21,634)	126,932
Loss from equity and cost method investments	—	(118)	(118)

For the nine months ended September 30, 2007	Broadcast	Corporate and Other	Consolidated
Revenue	$501,190	$18,841	$520,031
Depreciation of property and equipment	31,071	1,589	32,660
Amortization of definite-lived intangible assets and other assets	12,702	330	13,032
Amortization of program contract costs and net realizable value adjustments	73,528	—	73,528
General and administrative overhead expenses	4,785	14,103	18,888
Operating income (loss)	128,488	(16,325)	112,163
Loss from equity and cost method investments	—	(181)	(181)

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

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2008

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Cash	$—	$4,111	$419	$7,116	$—	$11,646
Accounts and other receivables	4,625	207	114,102	8,560	(5,011)	122,483
Other current assets	971	2,326	79,285	6,680	(723)	88,539
Total current assets	5,596	6,644	193,806	22,356	(5,734)	222,668

Property and equipment, net	14,157	1,527	241,067	122,008	(19,470)	359,289

Investment in consolidated subsidiaries	831,891	1,287,808	—	—	(2,119,699)	—
Other long-term assets	68,897	163,843	31,362	54,377	(204,814)	113,665
Total other long-term assets	900,788	1,451,651	31,362	54,377	(2,324,513)	113,665

Acquired intangible assets	—	1,900	1,538,699	66,645	2,860	1,610,104

Total assets	$920,541	$1,461,722	$2,004,934	$265,386	$(2,346,857)	$2,305,726

Accounts payable and accrued liabilities	$24,263	$6,953	$34,874	$56,387	$(47,235)	$75,242
Current portion of long-term debt	879	20,938	1,711	37,428	(678)	60,278
Other current liabilities	—	—	107,788	614	—	108,402
Total current liabilities	25,142	27,891	144,373	94,429	(47,913)	243,922

Long-term debt	632,227	617,177	69,139	146,996	(129,480)	1,336,059
Other liabilities	18,163	24,909	502,254	2,751	(52,511)	495,566
Total liabilities	675,532	669,977	715,766	244,176	(229,904)	2,075,547

Common stock	849	—	10	762	(771)	850
Additional paid-in capital	601,553	404,499	861,101	130,270	(1,395,871)	601,552
(Accumulated deficit) retained earnings	(357,393)	388,458	428,529	(107,485)	(722,648)	(370,539)
Accumulated other comprehensive (loss) income	—	(1,212)	(472)	(2,337)	2,337	(1,684)
Total shareholders’ equity	245,009	791,745	1,289,168	21,210	(2,116,953)	230,179
Total liabilities and shareholders’ equity	$920,541	$1,461,722	$2,004,934	$265,386	$(2,346,857)	$2,305,726

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2007

(in thousands)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Cash	$—	$14,478	$2,599	$3,903	$—	$20,980
Accounts and other receivables	3,258	21	133,429	10,969	(3,543)	144,134
Other current assets	2,005	6,508	60,621	5,092	(724)	73,502
Total current assets	5,263	21,007	196,649	19,964	(4,267)	238,616

Property and equipment, net	5,979	1,462	247,403	53,777	(24,070)	284,551

Investment in consolidated subsidiaries	872,910	1,349,054	—	—	(2,221,964)	—
Other long-term assets	48,899	101,721	35,682	27,519	(116,790)	97,031
Total other long-term assets	921,809	1,450,775	35,682	27,519	(2,338,754)	97,031

Acquired intangible assets	—	—	1,533,038	62,857	8,562	1,604,457

Total assets	$933,051	$1,473,244	$2,012,772	$164,117	$(2,358,529)	$2,224,655

Accounts payable and accrued liabilities	$21,968	$10,039	$46,516	$52,152	$(44,569)	$86,106
Current portion of long-term debt	1,462	5,000	2,798	38,022	(493)	46,789
Other current liabilities	—	—	92,144	207	—	92,351
Total current liabilities	23,430	15,039	141,458	90,381	(45,062)	225,246

Long-term debt	630,747	583,301	68,969	79,782	(65,239)	1,297,560
Other liabilities	11,906	22,307	451,984	2,267	(39,389)	449,075
Total liabilities	666,083	620,647	662,411	172,430	(149,690)	1,971,881

Common stock	873	—	10	762	(772)	873
Additional paid-in capital	614,155	543,295	1,005,266	88,370	(1,636,930)	614,156
(Accumulated deficit) retained earnings	(348,060)	310,673	345,645	(96,612)	(571,970)	(360,324)
Accumulated other comprehensive (loss) income	—	(1,371)	(560)	(833)	833	(1,931)
Total shareholders’ equity	266,968	852,597	1,350,361	(8,313)	(2,208,839)	252,774
Total liabilities and shareholders’ equity	$933,051	$1,473,244	$2,012,772	$164,117	$(2,358,529)	$2,224,655

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Net revenue	$—	$—	$165,201	$16,191	$(3,201)	$178,191

Program and production	—	202	40,966	72	(2,281)	38,959
Selling, general and administrative	3,921	1,583	33,017	1,337	(72)	39,786
Depreciation, amortization and other operating expenses	493	148	46,597	15,186	(380)	62,044
Total operating expenses	4,414	1,933	120,580	16,595	(2,733)	140,789

Operating (loss) income	(4,414)	(1,933)	44,621	(404)	(468)	37,402

Equity in earnings of subsidiaries	15,932	13,806	—	—	(29,738)	—
Interest income	273	2,647	(1)	376	(3,071)	224
Interest expense	(8,549)	(8,371)	(1,722)	(3,980)	3,547	(19,075)
Other income (expense)	459	6,478	(5,748)	664	675	2,528
Total other income (expense)	8,115	14,560	(7,471)	(2,940)	(28,587)	(16,323)

Income tax benefit (provision)	8,233	3,618	(23,188)	1,951	—	(9,386)
Income from discontinued operations, net of taxes	—	—	(38)	—	—	(38)
Net income (loss)	$11,934	$16,245	$13,924	$(1,393)	$(29,055)	$11,655

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Net revenue	$—	$—	$164,829	$14,586	$(2,716)	$176,699

Program and production	—	430	37,412	—	(2,101)	35,741
Selling, general and administrative	4,134	1,175	33,068	881	(50)	39,208
Depreciation, amortization and other operating expenses	495	97	56,470	12,141	(387)	68,816
Total operating expenses	4,629	1,702	126,950	13,022	(2,538)	143,765

Operating (loss) income	(4,629)	(1,702)	37,879	1,564	(178)	32,934

Equity in earnings of subsidiaries	16,866	19,174	—	—	(36,040)	—
Interest income	294	516	34	41	(796)	89
Interest expense	(8,341)	(11,217)	(1,517)	(2,173)	1,351	(21,897)
Other income (expense)	1,208	6,851	(4,903)	67	(445)	2,778
Total other income (expense)	10,027	15,324	(6,386)	(2,065)	(35,930)	(19,030)

Income tax benefit (provision)	4,517	2,101	(12,412)	1,467	—	(4,327)
Income from discontinued operations, net of taxes	—	—	324	—	—	324
Net income (loss)	$9,915	$15,723	$19,405	$966	$(36,108)	$9,901

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Net revenue	$—	$—	$521,587	$46,173	$(9,297)	$558,463

Program and production	—	701	124,168	166	(6,809)	118,226
Selling, general and administrative	14,176	4,807	100,311	3,519	(192)	122,621
Depreciation, amortization and other operating expenses	1,488	424	143,785	45,052	(65)	190,684
Total operating expenses	15,664	5,932	368,264	48,737	(7,066)	431,531

Operating (loss) income	(15,664)	(5,932)	153,323	(2,564)	(2,231)	126,932

Equity in earnings of subsidiaries	68,618	79,740	—	—	(148,358)	—
Interest income	826	6,086	5	758	(7,076)	599
Interest expense	(25,520)	(26,058)	(5,167)	(10,631)	8,617	(58,759)
Other income (expense)	474	17,296	(15,537)	1,044	630	3,907
Total other income (expense)	44,398	77,064	(20,699)	(8,829)	(146,187)	(54,253)

Income tax benefit (provision)	13,528	5,445	(51,941)	1,626	—	(31,342)
Income from discontinued operations, net of taxes	—	—	9	—	—	9
Net income (loss)	$42,262	$76,577	$80,692	$(9,767)	$(148,418)	$41,346

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Net revenue	$—	$—	$503,028	$25,419	$(8,416)	$520,031

Program and production	—	1,127	114,969	—	(6,540)	109,556
Selling, general and administrative	13,885	4,288	99,226	3,013	(167)	120,245
Depreciation, amortization and other operating expenses	1,523	267	156,473	21,092	(1,288)	178,067
Total operating expenses	15,408	5,682	370,668	24,105	(7,995)	407,868

Operating (loss) income	(15,408)	(5,682)	132,360	1,314	(421)	112,163

Equity in earnings of subsidiaries	31,304	67,459	—	—	(98,763)	—
Interest income	1,022	2,544	36	68	(1,492)	2,178
Interest expense	(20,392)	(47,175)	(4,613)	(5,153)	3,167	(74,166)
Other income (expense)	2,353	(3,806)	(25,250)	(942)	(1,046)	(28,691)
Total other income (expense)	14,287	19,022	(29,827)	(6,027)	(98,134)	(100,679)

Income tax benefit (provision)	11,438	19,219	(35,423)	2,449	—	(2,317)
Income from discontinued operations, net of taxes	—	—	542	—	—	542
Net income (loss)	$10,317	$32,559	$67,652	$(2,264)	$(98,555)	$9,709

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES	$(6,340)	$(9,323)	$154,815	$(1,502)	$446	$138,096
CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(53)	(409)	(19,535)	(1,687)	—	(21,684)
Consolidation of variable interest entity	—	—	—	1,328	—	1,328
Purchase of alarm monitoring contracts	—	—	—	(6,080)	—	(6,080)
Payments for acquisition of television stations	—	(17,123)	—	—	—	(17,123)
Payment for acquisition of other operating divisions’ companies	—	—	—	(53,487)	—	(53,487)
Distributions from investments	860	—	—	715	—	1,575
Investments in equity and cost method investees	(6,244)	—	—	(24,939)	—	(31,183)
Proceeds from sale of assets	3	—	174	—	—	177
Loans to affiliates	(136)	—	—	—	—	(136)
Proceeds from loans to affiliates	135	—	—	—	—	135
Net cash flows used in investing activities	(5,435)	(17,532)	(19,361)	(84,150)	—	(126,478)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	—	220,891	—	12,336	—	233,227
Repayments of notes payable, commercial bank financing and capital leases	(12,166)	(170,509)	(152)	(10,169)	—	(192,996)
Repurchase of Class A Common Stock	(16,279)	—	—	—	—	(16,279)
Dividends paid on Class A and Class B Common Stock	(50,319)	—	—	—	445	(49,874)
Payments for deferred financing costs	—	—	—	(520)	—	(520)
Proceeds from derivative terminations	—	8,001	—	—	—	8,001
Repayments of notes and capital leases to affiliates	(579)	—	(1,932)	—	—	(2,511)
Increase (decrease) in intercompany payables	91,118	(41,895)	(135,550)	87,218	(891)	—
Net cash flows from (used in) financing activities	11,775	16,488	(137,634)	88,865	(446)	(20,952)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(10,367)	(2,180)	3,213	—	(9,334)
CASH AND CASH EQUIVALENTS, beginning of period	—	14,478	2,599	3,903	—	20,980
CASH AND CASH EQUIVALENTS, end of period	$—	$4,111	$419	$7,116	$—	$11,646

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES	$(21,605)	$(59,497)	$172,162	$(1,011)	$1,077	$91,126
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(53)	(686)	(12,567)	(575)	—	(13,881)
Payment for acquisition of other operating divisions’ companies	—	—	—	(34,075)	—	(34,075)
Investments in equity and cost method investees	(111)	—	—	—	—	(111)
Distributions from investments	583	—	—	—	—	583
Proceeds from the sale of assets	—	—	678	—	—	678
Loans to affiliates	(118)	—	—	—	—	(118)
Proceeds from loans to affiliates	118	—	—	—	—	118
Net cash flows from (used in) investing activities	419	(686)	(11,889)	(34,650)	—	(46,806)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	345,000	370,000	9	10,207	—	725,216
Repayments of notes payable, commercial bank financing and capital leases	(140)	(792,556)	(128)	(390)	—	(793,214)
Proceeds from exercise of stock options	13,379	—	—	—	—	13,379
Dividends paid on Class A and Class B Common Stock	(36,882)	—	—	—	348	(36,534)
Payments for deferred financing costs	(6,738)	(131)	—	(114)	—	(6,983)
Repayments of notes and capital leases to affiliates	(848)	—	(2,301)	—	—	(3,149)
(Decrease) increase in intercompany payables	(292,585)	423,825	(156,777)	26,962	(1,425)	—
Net cash flows from (used in) financing activities	21,186	1,138	(159,197)	36,665	(1,077)	(101,285)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(59,045)	1,076	1,004	—	(56,965)
CASH AND CASH EQUIVALENTS, beginning of period	—	62,252	2,788	2,368	—	67,408
CASH AND CASH EQUIVALENTS, end of period	$—	$3,207	$3,864	$3,372	$—	$10,443

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

General risks

•                  the impact of changes in national and regional economies including the possibility of an extended recession;

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

•                  the results of prior year tax audits by taxing authorities; and

•                  our ability to identify and consummate investments in attractive non-television assets and to achieve anticipated returns on our investments.

Other matters set forth in this report and our other reports filed with the Securities and Exchange Commission, including the Risk Factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2007 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, may also cause actual results in the future to differ materially from those described in the forward-looking statements.  We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this report might not occur.

The following table sets forth certain operating data for the three and nine months ended September 30, 2008 and 2007:

STATEMENTS OF OPERATIONS DATA

(in thousands, except for per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Statement of Operations Data:
Net broadcast revenues (a)	$150,119	$149,425	$474,758	$456,972
Revenues realized from station barter arrangements	14,562	14,786	45,048	44,218
Other operating divisions’ revenues	13,510	12,488	38,657	18,841
Total revenues	178,191	176,699	558,463	520,031

Station production expenses	38,959	35,741	118,226	109,556
Station selling, general and administrative expenses	33,867	33,711	102,498	101,357
Expenses recognized from station barter arrangements	12,760	13,317	40,394	39,995
Amortization of program contract costs and net realizable value adjustments	21,744	29,172	63,247	73,528
Depreciation and amortization expenses (b)	16,306	15,100	47,504	45,692
Other operating divisions’ expenses	13,397	11,227	40,076	18,852
Corporate general and administrative expenses	5,919	5,497	20,123	18,888
Gain on asset exchange	(2,163)	—	(2,163)	—
Impairment of goodwill	—	—	1,626	—
Operating income	37,402	32,934	126,932	112,163

Interest expense and amortization of debt discount and deferred financing costs	(19,075)	(21,897)	(58,759)	(74,166)
Interest income	224	89	599	2,178
(Loss) gain from sale of assets	(3)	(30)	48	(38)
Gain (loss) from extinguishment of debt	432	(68)	146	(30,716)
Gain from derivative instruments	—	1,897	999	1,300
Gain (loss) from equity and cost method investees	658	711	(118)	(181)
Other income, net	1,441	268	2,832	944
Income from continuing operations before income taxes	21,079	13,904	72,679	11,484
Income tax provision	(9,386)	(4,327)	(31,342)	(2,317)
Income from continuing operations	11,693	9,577	41,337	9,167
Discontinued Operations:
(Loss) income from discontinued operations, net of related income taxes	(38)	324	9	542
Net income	$11,655	$9,901	$41,346	$9,709

Basic and Diluted Earnings Per Common Share:
Earnings per share from continuing operations	$0.14	$0.11	$0.48	$0.11
Earnings per share from discontinued operations	$—	$—	$—	$0.01
Earnings per share	$0.14	$0.11	$0.48	$0.11
Dividends declared per share	$0.20	$0.15	$0.60	$0.45

Balance Sheet Data:	September 30, 2008	December 31, 2007

Cash and cash equivalents	$11,646	$20,980
Total assets	$2,305,726	$2,224,655
Total debt (c)	$1,396,337	$1,344,349
Total shareholders’ equity	$230,179	$252,774

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

Executive Overview – financial highlights since June 30, 2008;

Recent Accounting Pronouncements – a description of new accounting pronouncements that apply to us;

Results of Operations – an analysis of our revenues and expenses for the three and nine months ended September 30, 2008 and 2007, including comparisons between quarters and expectations for the fourth quarter 2008; and

Liquidity and Capital Resources – an analysis of our cash flows from or used in operating activities, investing activities and financing activities and an update of our debt repurchases during the quarter.

EXECUTIVE OVERVIEW

Third Quarter 2008 Highlights

•                  In July 2008, we entered into a news share agreement in which WHO-TV owned by Local TV, LLC, will produce a newscast to air on KDSM-TV in Des Moines, Iowa;

•                  In August 2008, we repurchased 2.7 million shares of Class A Common Stock for $16.3 million, including transaction costs;

•                  During the third quarter 2008, we repurchased in the open market $22.3 million face value of our 8.0% Senior Subordinated Notes, due 2012 and $12.0 million of our 6.0% Convertible Debentures, due 2012;

•                  During the third quarter 2008, we made new investments of $10.0 million and add-on cash investments of $0.5 million primarily in real estate ventures; and

•                  Excluding political, local revenues decreased 1.7% and national revenues decreased 13.7% in the third quarter 2008 versus the third quarter 2007, as current negative financial and economic conditions have severely impacted advertising spending levels.

Other Highlights

•                  In October 2008, we received a $17.2 million federal income tax cash refund;

•                  As of the filing date, in fourth quarter 2008, we repurchased in the open market $1.0 million face value of our 8.0% Senior Subordinated Notes, due 2012;

•                  As of the filing date, in fourth quarter 2008, we made additional investments of $3.8 million in various real estate ventures; and

•                  As of the filing date, in fourth quarter 2008, we repurchased 3.8 million shares of Class A Common Stock for $13.3 million, including transaction costs.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement).  This FSP requires issuers of convertible debt instruments that may be settled in cash upon conversion to account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  Issuers will need to determine the carrying value of just the liability portion of the debt by measuring the fair value of a similar liability (including any embedded features other than the conversion option) that does not have an associated equity component.  The excess of the initial proceeds received from the debt issuance and the fair value of the liability component should be recorded as a debt discount with the offset recorded to equity.  The discount will be amortized to interest expense using the interest method over the life of a similar liability that does not have an associated equity component.  Transaction costs incurred with third parties shall be allocated between the liability and equity components in proportion to the allocation of proceeds and accounted for as debt issuance costs and equity issuance costs, respectively, with the debt issuance costs amortized to interest expense.  This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.   Early adoption is not permitted.  This statement should be applied retrospectively to all periods presented as of the beginning of the first period presented with an offsetting adjustment to the opening balance of retained earnings.  In 2009, we will record the impact of this FSP retrospectively by recording additional interest expense on our 3% Convertible Senior Notes, due 2027 of approximately $6.4 million for the year ended December 31, 2007 and approximately $9.9 million for the year ended December 31, 2008.  We expect to record additional interest expense of approximately $12.1 million and $4.5 million in the years ended December 31, 2009 and 2010, respectively.

In June 2008, the Emerging Issues Task Force (EITF) issued Issue No. 08-4, Transition Guidance for Conforming Changes to Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios. The Issue provides transition guidance for changes made to Issue 98-5 resulting from the issuance of EITF Issue No. 00-27, Application of EITF Issue No. 98-5, ‘Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,’ to Certain Convertible Instruments, and FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  The Issue requires that an entity: (a) apply the guidance in this issue to its first fiscal year beginning after December 15, 2008; (b) recognize the effect of the change retrospectively, with the cumulative effect of the change recognized as an adjustment to the opening balance of retained earnings for the earliest period presented; and (c) include disclosures as required for a change in accounting principle by FASB Statement No. 154.  We do not expect the impact of this issue to have a material effect on our consolidated financial statements.

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

In September 2008, the EITF reached a consensus for exposure on Issue No. 08-6, Equity Method Investment Accounting Considerations.  This Issue addresses the accounting for equity method investments as a result of the accounting changes prescribed by FAS 141(R) and FAS 160.  The Issue includes clarification on the following: (a) transaction costs should be included in the initial carrying value of the equity method investment; (b) an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment need only be performed as part of any other-than-temporary impairment evaluation of the equity method investment as a whole and does not need to be performed annually; (c) the equity method investee’s issuance of shares should be accounted for as the sale of a proportionate share of the investment, which may result in a gain or loss in income, and d) a gain or loss should not be recognized when changing the method of accounting for an investment from the equity method to the cost method.  This Issue will be effective for fiscal years beginning in 2009.  We are currently evaluating the impact of this issue on our consolidated financial statements.

RESULTS OF OPERATIONS

In general, this discussion is related to the results of our continuing operations, except for discussions regarding our cash flows, which also include the results of our discontinued operations.  Unless otherwise indicated, references in this discussion and analysis to the third quarter of 2008 and 2007 refer to the three months ended September 30, 2008 and 2007, respectively.  Additionally, any references to the first, second or fourth quarter are to the three months ended March 31, June 30 and December 31, respectively, for the year being discussed.

Operating Results

The following table presents our revenues from continuing operations, net of agency commissions, for the three and nine months ended September 30, 2008 and 2007 (in millions):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2008	2007	Percent Change	2008	2007	Percent Change
Local revenues:
Non-political	$84.8	$86.3	(1.7)%	$275.7	$270.9	1.8%
Political	1.6	0.5	(a)	4.2	0.7	(a)
Total local	86.4	86.8	(0.5)%	279.9	271.6	3.1%

National revenues:
Non-political	38.9	45.1	(13.7)%	129.6	137.2	(5.5)%
Political	7.1	0.6	(a)	11.3	2.1	(a)
Total national	46.0	45.7	0.7%	140.9	139.3	1.1%

Other revenues	17.7	16.9	4.7%	54.0	46.1	17.1%
Total net broadcast revenues	$150.1	$149.4	0.5%	$474.8	$457.0	3.9%

(a)                                  Political revenue is not comparable from year to year due to cyclicality of elections.  See Political Revenues below for more information.

Net broadcast revenues.  From a revenue category standpoint, the third quarter 2008, when compared to the same period in 2007, was impacted by an increase in advertising revenues generated from the political, fast food, food-grocery and media sectors.  These increases were offset by decreases in the retail, movies, restaurants, paid programming and home products sectors.  Automotive, our single largest category, representing 18.2% of the quarter’s net time sales, was down 15.4% for the three months ended September 30, 2008 compared to the same period in 2007.

The following table presents our time sales revenue from continuing operations, net of agency commissions, by network affiliates for the three and nine months ended September 30, 2008 and 2007 (dollars in millions):

	# of	Percent of Sales for the nine months ended	For the three months ended September 30,		Percent	For the nine months ended September 30,		Percent
	Stations	September 30, 2008	2008	2007	Change	2008	2007	Change
FOX	20	43.6%	$57.7	$57.7	—%	$192.3	$181.3	6.1%
ABC	9	20.9%	27.7	27.3	1.5%	83.5	85.6	(2.5)%
MyNetworkTV	17	18.6%	24.6	25.9	(5.0)%	76.0	77.0	(1.3)%
The CW	9	13.1%	17.3	18.0	(3.9)%	55.0	56.0	(1.8)%
CBS	2	2.9%	3.9	2.6	50.0%	10.6	7.7	37.7%
NBC	1	0.8%	1.1	0.8	37.5%	3.0	2.7	11.1%
Digital (a)	4	0.1%	0.1	0.2	(50.0)%	0.4	0.6	(33.3)%
Total	62		$132.4	$132.5	(0.1)%	$420.8	$410.9	2.4%

(a)                                  Three television stations are broadcasting MyNetworkTV programming and one television station is broadcasting independent programming on a second digital signal in accordance with FCC rules.

Political Revenues.  Political revenues increased by $7.6 million to $8.7 million for the third quarter 2008 when compared to the same period in 2007.  For the nine months ended September 30, 2008, political revenues increased by $12.7 million to $15.5 million when compared to the same period in 2007.  Political revenues are typically lower in non-election years such as 2007 and have been helped in 2008 by the presidential election.  We expect political advertising revenues to reach record levels this year compared to the 2004 presidential election year political spending.

Local Revenues.  Our revenues from local advertisers, excluding political revenues, were down $1.5 million for the three months ended September 30, 2008 when compared to 2007.  For the nine months ended September 30, 2008, local advertisers, excluding political revenues, were up $4.8 million when compared to the same period in 2007.  The decrease of revenues for the three months ended September 30, 2008, when compared to 2007, was primarily due to current negative financial and economic conditions which have impeded advertising spending levels offset by $1.2 million in revenues from our stations in Cedar Rapids, Iowa including KFXA –TV, acquired in February 2008, and KGAN-TV which was previously accounted for as an outsourcing agreement.  The increase of revenues for the nine months ended September 30, 2008, when compared to 2007, was primarily due to $3.8 million related to our stations in Cedar Rapids.  Our FOX stations’ local news and strong network prime-time continued to grow our revenues during the first six months of the year with flat performance in the third quarter.  We continue to provide an enhanced sales training course for all of our salespeople with a focus on local revenue sales.  We expect to continue these efforts throughout 2008.

National Revenues.  Our revenues from national advertisers, excluding political revenues, were down $6.2 million for the three months ended September 30, 2008 when compared to 2007.  For the nine months ended September 30, 2008, national advertisers, excluding political revenues, were down $7.6 million when compared to the same period in 2007.  The decrease in revenues was lessened by the abovementioned effects of KFXA-TV and KGAN-TV, our stations in Cedar Rapids.  The overall decrease in revenues is primarily due to current negative financial and economic conditions which have impeded advertising spending levels.  Automotive companies have reduced advertising budgets in response to earlier in the year record-high oil prices and declines in SUV and truck sales, and current period economic uncertainty.  We expect this trend to continue throughout 2008 and into 2009.  In addition, over the past few years, national revenues have trended downward.  Advertisers like automotive continue to reduce their advertising budgets and shift portions of their advertising budgets away from spot television into non-traditional media, in-store promotions and product placement in network shows and we believe these trends will continue in the future.

Other Revenues.   Our other revenues consist primarily of revenues from retransmission consent agreements with multi-channel video programming distributors, network compensation, production revenues and revenues from our outsourcing agreements.  Our retransmission consent agreements, including the advertising component, generated $17.9 million in total broadcast revenues during the third quarter 2008 compared with $17.3 million during the same period in 2007.  This growth trend is the result of our ability to monetize our existing relationships as cable providers struggle with increased competition from alternative video delivery providers and have begun to recognize the value of our digital and high definition signals and local and other programming.  Pursuant to EITF 00-21, Revenue Arrangements with Multiple Deliverables, during the third quarter 2008, $13.3 million of the total $17.9 million in revenues generated from our retransmission consent agreements is included in other revenues, while the remaining $4.6 million is included in net time sales.  During the third quarter 2007, $12.2 million of the total $17.3 million in revenues generated from our retransmission consent agreements is included in other revenues, while the remaining $5.1 million is included in net time sales.  We expect to continue to generate revenues from retransmission consent agreements at terms as favorable as or more favorable than our existing agreements upon expiration of those agreements.  Our retransmission consent agreements include automatic annual fee escalators.

For the nine months ended September 30, 2008, $39.8 million of the total $56.2 million in revenues generated from our retransmission consent agreements are included in other revenues, while the remaining $16.4 million is included in net time sales.  For the nine months ended September 30, 2007, $33.0 million of the total $42.9 million in revenues generated from our retransmission consent agreements are included in other revenues, while the remaining $9.9 million is included in net time sales.

The following table presents our significant expense categories for the three and nine months ended September 30, 2008 and 2007 (in millions):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2008	2007	Percent Change Increase/ (Decrease)	2008	2007	Percent Change Increase/ (Decrease)

Station production expenses	$39.0	$35.7	9.2%	$118.2	$109.6	7.8%
Station selling, general and administrative expenses	$33.9	$33.7	0.6%	$102.5	$101.4	1.1%
Amortization of program contract costs and net realizable value adjustments	$21.7	$29.2	(25.7)%	$63.2	$73.5	(14.0)%
Corporate general and administrative expenses	$5.9	$5.5	7.3%	$20.1	$18.9	6.3%
Gain on asset exchange	$2.2	$—	100.0%	$2.2	$—	100.0%
Impairment of goodwill	$—	$—	—%	$1.6	$—	100.0%
Interest expense	$19.1	$21.9	(12.8)%	$58.8	$74.2	(20.8)%
Gain (loss) from extinguishment of debt	$0.4	$(0.1)	500.0%	$0.1	$(30.7)	100.3%
Gain from derivative instruments	$—	$1.9	(100.0)%	$1.0	$1.3	(23.1)%
Gain (loss) from equity and cost method investments	$0.7	$0.7	—%	$(0.1)	$(0.2)	(50.0)%
Income tax provision	$9.4	$4.3	118.6%	$31.3	$2.3	1,260.9%

Station production expenses.  Station production expenses increased during the third quarter 2008 compared to the same period in 2007.  Excluding Cedar Rapids, there were increases in news expenses of $1.0 million, engineering expenses of $0.6 million, costs related to LMAs and outsourcing agreements of $0.2 million, production expenses of $0.2 million and programming expenses of $0.2 million.  In addition, there were $1.3 million in costs related to our stations in Cedar Rapids including KFXA –TV, acquired in February 2008, and KGAN-TV which was previously accounted for as an outsourcing agreement.  These increases were partially offset by decreases in promotion expenses of $0.2 million.

Station production expenses increased for the nine months ended September 30, 2008 compared to the same period in 2007.  Excluding Cedar Rapids, there were increases in news expenses of $3.3 million, engineering expenses of $1.2 million, programming expenses of $0.7 million, rating service expenses of $0.6 million, production expenses of $0.6 million, costs related to LMAs and outsourcing agreements of $0.3 million, on-air operations of $0.1 million and other expenses of $0.1 million.  In addition, there were $3.0 million in costs related to our stations in Cedar Rapids.  These increases were partially offset by decreases in promotion expenses of $0.7 million and music license fees of $0.6 million.

Station selling, general and administrative expenses.  Station selling, general and administrative expenses increased during the third quarter 2008 compared to same period in 2007.  Excluding Cedar Rapids, there were increases in general and administrative expenses of $0.1 million and other expenses of $0.1 million offset by a decrease in sales expenses of $0.8 million.  Selling, general and administrative expenses related to our stations in Cedar Rapids were $0.8 million.

Station selling, general and administrative expenses increased for the nine months ended September 30, 2008 compared to the same period in 2007.  Excluding Cedar Rapids, there was an increase in traffic costs of $0.3 million.  There were $2.1 million in expenses related to our stations in Cedar Rapids offset by decreases in sales costs of $0.7 million, general and administrative expenses of $0.5 million and other expenses of $0.1 million.

We expect fourth quarter 2008 station production and station selling, general and administrative expenses, excluding barter, to trend higher than our third quarter 2008 results but lower than our fourth quarter 2007 results.

Amortization of program contract costs.  The amortization of program contract costs decreased during the third quarter 2008 compared to the same period in 2007 primarily due to a decrease in write-downs of our program contract costs of $6.6 million and program amortization of $0.9 million.  The amortization of program contract costs decreased during the nine months ended September 30, 2008 compared to the same period in 2007 primarily due to decreases of $5.5 million in write-downs of our program contract costs and program amortization of $4.8 million.  We expect program contract amortization to trend higher in fourth quarter 2008 compared to third quarter 2008.

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

Corporate general and administrative expenses increased in the third quarter 2008 when compared to the same period in 2007 due to increases in compensation expenses including stock based awards of $0.2 million and professional and other fees of $0.2 million.

Corporate general and administrative expenses increased for the nine months ended September 30, 2008 when compared to the same period in 2007 due to increases in compensation expenses including stock-based awards of $1.2 million and professional and other fees of $0.3 million.  These increases were partially offset by decreases in insurance costs of $0.2 million and shareholder service expenses of $0.1 million.

We expect corporate overhead expenses to increase in fourth quarter 2008 compared to third quarter 2008.

Gain on asset exchange .  For the nine months ended September 30, 2008, we recognized a non-cash gain of $2.2 million from the exchange of equipment under agreements with Sprint Nextel Corporation.

Impairment of goodwill.  In second quarter 2008, we recorded an impairment of $1.6 million related to goodwill associated with Acrodyne Communications, Inc.  See Note 1. Summary of Significant Accounting Policies in the notes to our consolidated financial statements for more information.

Interest expense.  Interest expense has been decreasing since 2004, primarily due to refinancings we have undertaken; specifically in 2007 when certain debt was replaced with a lower cost LIBOR based Term Loan and 3.0% Convertible Senior Notes, due 2027.  The decrease during the third quarter 2008 compared to the same period in 2007 and the year to date numbers is primarily due to the partial redemption of the 8.0% Senior Subordinated Notes, due 2012 (the 8.0% Notes) on July 10, 2008, August 7, 2008, and August 13, 2008.  In addition, a decrease in LIBOR has lowered interest expense on our Revolving Credit Facility and Term Loans and we had other partial redemptions of the 8.0% Notes during the earlier part of 2008.  The partial redemption of our 6.0% Convertible Debentures, due 2012 (the 6.0% Notes) during the later part of the quarter had a minimal effect on interest expense.

We expect interest expense to increase in fourth quarter 2008 compared to third quarter 2008.

Gain (loss) from extinguishment of debt.  During the third quarter of 2008, we repurchased, in the open market, $22.3 million face value of the 8.0% Notes and $12.0 million face value of the 6.0% Notes, resulting in an overall gain of $0.4 million from extinguishment of debt.  In August 2007, we partially redeemed our 8.0% Notes, which resulted in a $0.1 million loss from extinguishment of debt.

For the nine months ended September 30, 2008, we partially redeemed our 8.0% Notes, which resulted in a $0.3 million gain from extinguishment of debt and 6.0% Notes, resulting in a loss of $0.2 million from extinguishment of debt.  For the nine months ended September 30, 2007, we redeemed our 8.75% Notes, which resulted in a $15.7 million loss from extinguishment of debt and we partially redeemed our 8.0% Notes, which resulted in a $15.0 million loss from extinguishment of debt.  For further information see Liquidity and Capital Resources.

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

Gain (loss) from equity and cost method investments.  During the nine months ended September 30, 2008, we recorded a loss of $1.1 million related to our venture capital investments.  The loss was partially offset by a profit of $0.3 million related to certain real estate ventures and a distribution of $0.7 million from a direct investment in a privately held small business.  During the nine months ended September 30, 2007, we recorded an impairment of $1.0 million related to one of our direct investments in a privately held small business and a loss of $0.3 million related to that investment.  These losses were primarily offset by income of $1.1 million related to our venture capital investments.

Income tax provision.   The effective tax rate for the three and nine months ended September 30, 2008 was a provision of 44.5% and 43.1%, respectively, as compared to a provision of 31.1% and 20.2% for the same periods in 2007, respectively.  The increase in the effective tax rate is primarily because in 2007 the provision was reduced as a result of discrete items including: (1) the release of tax and related interest reserves of $4.0 million related to statute expirations; (2) an increase in the valuation allowance of $1.1 million related to a change in judgment with respect to the realizability of certain deferred tax assets; and (3) a reduction in our state net operating loss valuation allowance of $1.5 million related to new tax legislation.

Other Operating Divisions’ Revenue and Expense

The following table presents other operating divisions’ revenue and expenses related to G1440 Holdings, Inc. (G1440), an information technology staffing, consulting and software development company, Acrodyne Communications, Inc. (Acrodyne), a manufacturer of television transmissions systems, Triangle Sign & Service, LLC (Triangle), a sign designer and fabricator, Alarm Funding Associates, LLC (Alarm Funding), a regional security alarm operating and bulk acquisition company and real estate ventures, for the three and nine months ended September 30, 2008 and 2007 (in millions):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2008	2007	‘08 vs. ‘07	2008	2007	‘08 vs. ‘07
Revenues:
G1440	$2.7	$2.5	8.0%	$8.5	$7.1	19.7%
Acrodyne	$1.9	$1.3	46.2%	$4.2	$3.0	40.0%
Triangle	$6.5	$8.6	(24.4)%	$20.1	$8.6	133.7%
Alarm Funding	$0.8	$—	100.0%	$1.8	$—	100.0%
Real Estate Ventures	$1.6	$0.1	1,500.0%	$4.1	$0.1	4,000.0%

Expenses:
G1440	$2.7	$2.5	8.0%	$8.7	$7.3	19.2%
Acrodyne	$1.8	$1.7	5.9%	$4.7	$4.5	4.4%
Triangle	$5.9	$7.0	(15.7)%	$18.0	$7.0	157.1%
Alarm Funding	$0.6	$—	100.0%	$1.6	$—	100.0%
Real Estate Ventures	$2.4	$—	100.0%	$7.1	$—	100.0%

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2008, we had $11.6 million in cash and cash equivalent balances and a negative working capital of approximately $21.3 million.  Our working capital reduction of $34.6 million since December 31, 2007 is primarily the result of the use of operating cash flow for investments in certain real estate ventures and private investment funds.  Cash generated by our operations and availability under our Revolver are used as our primary source of liquidity.  We anticipate that cash flow from our operations and borrowings under the Revolver will be sufficient to continue paying dividends under our current policy and to satisfy our debt service obligations, capital expenditure requirements, certain strategic investments and working capital needs.  Our dividend policy could be adjusted with an unfavorable change in current tax rates and because of the deterioration in the economy.  During the third quarter 2008, we repurchased on the open market $22.3 million face value of the 8.0% Notes and $12.0 million face value of the 6.0% Notes.  As of September 30, 2008, we had drawn $91.9 million on our Revolver and $76.7 million of current borrowing capacity was available.  Due to the Lehman Brothers Holdings, Inc. (Lehman Brothers) bankruptcy, Lehman Brothers has not been funding their $6.4 million pro rata share under our $175.0 million committed revolving line of credit.

Sources and Uses of Cash

The following table sets forth our cash flows for the three and nine months ended September 30, 2008 and 2007 (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Net cash flows from operating activities	$48.3	$50.5	$138.1	$91.1

Cash flows from (used in) investing activities:
Acquisition of property and equipment	$(7.1)	$(3.9)	$(21.7)	$(13.9)
Payments for acquisition of television stations	—	—	(17.1)	—
Consolidation of variable interest entity	—	—	1.3	—
Payments for acquisitions of other operating divisions’ companies	—	(18.1)	(53.5)	(34.1)
Purchase of alarm monitoring contracts	(3.8)	—	(6.1)	—
Dividends and distributions from equity and cost method investees	—	—	1.6	0.6
Investments in equity and cost method investees	(10.5)	(0.1)	(31.2)	(0.1)
Proceeds from sale of assets	—	0.7	0.2	0.7
Other	—	(0.2)	—	—
Net cash flows used in investing activities	$(21.4)	$(21.6)	$(126.5)	$(46.8)

Net cash flows (used in) from financing activities:
Proceeds from notes payable, commercial bank financing and capital leases	$89.3	$53.5	$233.2	$725.2
Repayments of notes payable, commercial bank financing and capital leases	(80.8)	(67.1)	(193.0)	(793.2)
Repurchase of Class A Common Stock	(16.3)	—	(16.3)	—
Payments for deferred financing costs	(0.2)	(0.2)	(0.5)	(7.0)
Proceeds from exercise of stock options	—	0.1	—	13.4
Dividends paid on Class A and Class B Common Stock	(17.4)	(13.0)	(49.9)	(36.5)
Proceeds from derivative terminations	—	—	8.0	—
Other	(0.8)	(1.0)	(2.5)	(3.2)
Net cash flows used in financing activities	$(26.2)	$(27.7)	$(21.0)	$(101.3)

Operating Activities

Net cash flows from operating activities decreased during the third quarter 2008 compared to the same period in 2007.  We received $3.0 million less in cash receipts from customers, net of cash payments to vendors for operating expenses and other working capital cash activities and paid $1.6 million more in program payments for the third quarter 2008 compared to the same period in 2007.  These amounts were partially offset by paying $2.5 million less in interest payments.

Net cash flows from operating activities increased during the nine months ended September 30, 2008 compared to the same period in 2007.  During 2008, we paid $27.2 million less for the extinguishment of debt due to the full redemption of the 8.75% Notes and the partial redemption of the 8.0% Notes in the first nine months of 2007.  Additionally, we paid $23.3 million less in interest payments and received $2.4 million more in receipts from customers, net of cash payments to vendors for operating expenses and other working capital cash activities for the nine months ended September 30, 2008 compared to the same period in 2007.  These amounts were partially offset by paying $3.1 million more in taxes, net of tax refunds, $2.0 million more in program payments and receiving $0.4 million less in distributions on our investments from equity and cost method investees for the nine months ended September 30, 2008 compared to the same period in 2007.

In October 2008, we received a $17.2 million federal income tax cash refund.

We expect program payments to increase in the fourth quarter 2008 compared to third quarter 2008.

Investing Activities

Net cash flows used in investing activities decreased during the third quarter 2008 compared to the same period in 2007.  During the third quarter 2008, we paid $18.1 million less than third quarter 2007 related to our acquisitions of non-television assets.  This amount was partially offset by additional equity investments of $10.4 million in other real estate ventures, $3.8 million in alarm monitoring contracts purchased by Alarm Funding, which we acquired in November 2007, an increase in capital expenditures of $3.2 million and a decrease in proceeds from the sale of assets of $0.7 million during the third quarter 2008 as compared to the same period in 2007.

Net cash flows used in investing activities increased during the nine months ended September 30, 2008 compared to the same period in 2007.  During the nine months ended September 30, 2008, we paid $19.4 million more for acquisitions of non-television assets compared to the same period in 2007.  During the nine months ended September 30, 2008, we paid $34.4 million, net of cash acquired, related to our acquisition of Bay Creek South, LLC and $19.0 million related to our acquisition of Jefferson Park Development, LLC.  During the nine months ended September 30, 2007, we paid $16.0 million, net of cash acquired, related to our acquisition of Triangle and $18.1 million related to our acquisition of real estate ventures.  Additionally, during the nine months ended September 30, 2008, we paid $17.1 million, net of cash acquired, for the acquisition of the non-license assets of KFXA-TV in Cedar Rapids, Iowa.  We made equity investments of $6.2 million and $25.0 million in private investment funds and real estate ventures, respectively.  Finally, there was an increase in capital expenditures of $7.8 million and we purchased $6.1 million of alarm monitoring contracts during the nine months ended September 30, 2008.

The investments we have made in real estate reflect our strategy to maximize value for our shareholders.  We believe that the depressed real estate market and tight credit market allows us to invest in what we believe to be under-valued non-television assets to drive future cash flows.  In addition, we continue to explore strategic opportunities in our core television broadcast business.  For fourth quarter 2008, we anticipate incurring lower capital expenditures than incurred in the third quarter 2008.  We expect to fund such capital expenditures with cash generated from operating activities and borrowings under our Bank Credit Agreement.

Financing Activities

On February 5, 2008, our Board of Directors renewed its authorization to repurchase up to $150.0 million of our Class A Common Stock on the open market or through private transactions.

On February 6, 2008, the Board of Directors approved an increase to our quarterly dividend to 20.0 cents per share from 17.5 cents per share.

Net cash flows used in financing activities decreased in the third quarter of 2008 compared to the same period in 2007.  Our debt issuances, net of debt repayments to non-affiliates were $8.5 million in the third quarter 2008 compared to debt repayments, net of debt issuances of $13.6 million during the same period in 2007.  These amounts were partially offset by $16.3 million of repurchased Class A Common Stock and $4.4 million more paid for common stock dividends.

Net cash flows used in financing activities decreased in the nine months ended September 30, 2008 compared to the same period in 2007.  Our debt issuances, net of debt repayments to non-affiliates in the nine months ended September 30, 2008, were $40.2 million compared to debt repayments, net of debt issuances of $68.0 million during the same period in 2007.  In addition, we received $8.0 million in proceeds from derivative termination fees and paid $6.5 million less in financing costs in the third quarter 2008 as compared to the same period in 2007.  These amounts were partially offset by $16.3 million paid for the repurchase of Class A Common Stock, $13.4 million less in proceeds received from the exercise of stock options and paying $13.4 million more for common stock dividends during the nine months ended September 30, 2008, as compared to the same period in 2007.

Seasonality/Cyclicality

Our operating results are usually subject to seasonal fluctuations.  Usually, the second and fourth quarter operating results are higher than the first and third quarters because advertising expenditures are increased in anticipation of certain seasonal and holiday spending by consumers.  The current negative financial and economic conditions may effect the usual seasonal fluctuations.

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

During the third quarter 2008, we repurchased on the open market $22.3 million face value of the 8.0% Notes and $12.0 million face value of the 6.0% Notes.  From time to time, we may repurchase additional outstanding debt on the open market.  As of September 30, 2008, the face amount of the 8.0% Notes was $225.7 million and the face amount of the 6.0% Notes was $141.2 million.

As of the filing date, in fourth quarter 2008, we repurchased on the open market $1.0 million face value of the 8.0% Notes.

There were no other material changes outside the ordinary course of business to our contractual cash obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates.  We enter into derivative instruments primarily to reduce the impact of changing interest rates on our floating rate debt and to reduce the impact of changing fair market values on our fixed rate debt.  We account for our derivative instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS 133).

As of December 31, 2007, we had two remaining derivative instruments.  Both of these instruments were interest rate swap agreements.  One of these swap agreements, with a notional amount of $180.0 million and an expiration date of March 15, 2012, was accounted for as a fair value hedge in accordance with SFAS 133; therefore, any changes in its fair market value are reflected as an adjustment to the carrying value of our 8.0% Senior Subordinated Notes, due 2012, which was the underlying debt being hedged.  The interest we paid on the $180.0 million swap was variable based on the three-month LIBOR plus 2.28% and the interest we received was fixed at 8.0%.  The other interest rate swap, with a notional amount of $120.0 million and an expiration date of March 15, 2012, was undesignated as a fair value hedge in 2006 due to a reassignment of the counterparty; therefore, any subsequent changes in the fair market value are reflected as an adjustment to income.  The interest we paid on the $120.0 million swap was variable based on the three-month LIBOR plus 2.35% and the interest we received was fixed at 8.0%.

In February 2008, the counterparty to our swap agreements, elected to change the termination dates of the $180.0 million and $120.0 million swaps to March 25, 2008 and March 26, 2008, respectively.  We received a termination fee of $3.2 million from the counterparty for the early termination of the $120.0 million swap.  After the removal of the related $2.4 million derivative asset from our consolidated balance sheet, the resulting $0.8 million, along with $0.2 million of interest was recorded in gain from derivative instruments.  We received a termination fee of $4.8 million from the counterparty for the early termination of the $180.0 million swap.  In accordance with SFAS 133, the carrying value of the underlying debt was adjusted to reflect the $4.8 million termination fee and that amount is treated as a premium on the underlying debt that was being hedged and is amortized over its remaining life as a reduction to interest expense.  The total termination fees received of $8.0 million are included in the cash flows from financing activities section of the consolidated statement of cash flows for the nine months ended September 30, 2008.

As of September 30, 2008, we had no derivative instruments other than embedded derivatives related to contingent cash interest features in our 4.875% Convertible Senior Notes, due 2018 and 3.0% Convertible Senior Notes, due 2027, which had negligible fair values.

As of September 30, 2008 and after the termination of the above mentioned interest rate swap, $452.5 million or approximately 34.2% of the face value of our debt excluding capital lease obligations effectively pays interest at a floating rate.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of September 30, 2008, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, as defined in Rules 132-15(f) and 15d-15(f) under the Exchange Act, during or subsequent to the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

The following section represents an update to risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2007 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

The effects of the economic environment could require us to record an asset impairment of goodwill and FCC licenses.

Statement of Financial Accounting standards No. 142, Goodwill and Other Intangible Assets (SFAS 142) requires companies to analyze goodwill and certain other intangible assets for impairment.  SFAS 142 establishes a method of testing goodwill and FCC licenses for impairment on an annual basis, or on an interim basis if an event occurs that would reduce the fair value of a reporting unit below its carrying value.

We test our goodwill and FCC licenses for impairment.  To perform this test, we estimate the fair values of our station assets and liabilities using a combination of observed prices paid for similar assets and liabilities, discounted cash flow models and appraisals.  We make certain critical estimates about the future revenue growth rates within each of our markets as well as the discount rates that would be used by market participants in an arms-length transaction.  If these growth rates decline or if the discount rate increases, our goodwill and/or FCC licenses could be impaired.  These growth rates may be affected by a continued drag in advertising spending if perceived to be permanent in nature, an inability to successfully renegotiate retransmission consent agreements and the lack of future revenues from mobile television. An impairment of some or all of the value of these assets could result in a material effect on the consolidated statements of operations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes repurchases of our stock in the quarter ended and year to date September 30, 2008:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as a Part of a Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Program (in millions)
Class A Common Stock: (2)
07/01/08 – 07/31/08	—	$—	—	$—
08/01/08 – 08/31/08	2,741,145	$5.94	2,741,145	$133.7
09/01/08 – 09/30/08	—	$—		$—

(1)                                 All repurchases were made in open-market transactions.

(2)                                 On October 28, 1999, we announced a share repurchase program.  On February 6, 2008, the Board of Directors renewed its authorization to repurchase up to $150.0 million of our Class A Common Stock.  There is no expiration date for this program and currently, management has no plans to terminate this program.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on the 6th day of November 2008.

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