Form 10-K
period 2008-12-31
SINCLAIR BROADCAST GROUP INC
filed 2009-03-04
CIK 912752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

Based on the closing sales price of $7.60 per share as of June 30, 2008, the aggregate market value of the voting and non-voting common equity of the Registrant held by non-affiliates was approximately $398.8 million.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of each class	Number of shares outstanding as of February 26, 2009
Class A Common Stock	46,376,653
Class B Common Stock	34,453,859

Documents Incorporated by Reference - Portions of our definitive Proxy Statement relating to our 2009 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.  We anticipate that our Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2008.

SINCLAIR BROADCAST GROUP, INC.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2008

FORWARD-LOOKING STATEMENTS

This report includes or incorporates forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended and the U.S. Private Securities Litigation Reform Act of 1995.  We have based these forward-looking statements on our current expectations and projections about future events.  These forward-looking statements are subject to risks, uncertainties and assumptions about us, including, among other things, the following risks:

General risks

•	the impact of changes in national and regional economies including the possibility of an extended recession and freezing of the credit markets;
•	the activities of our competitors;
•	terrorist acts of violence or war and other geopolitical events;

Industry risks

•	the business conditions of our advertisers particularly in the automotive industry;
•	competition with other broadcast television stations, radio stations, multi-channel video programming distributors (MVPDs) and internet and broadband content providers serving in the same markets;
•	labor disputes and legislation and other union activity;
•	availability and cost of programming;
•

the effects of governmental regulation of broadcasting or changes in those regulations and court actions interpreting those regulations, including ownership regulations, indecency regulations, retransmission regulations and political or other advertising restrictions and regulations;

•	the continued viability of networks and syndicators that provide us with programming content;
•	the June 12, 2009 mandatory transition from analog to digital over-the-air broadcasting including the impact the transition will have on television ratings;
•	the broadcasting community’s ability to develop a viable mobile digital television strategy and platform and the consumers appetite for mobile television;
•	competition related to the potential implementation of regulations requiring MVPDs to carry low power television stations’ programming;
•	the operation of low power devices in the broadcast spectrum could cause harmful interference to our broadcast signals;
•	our ability to negotiate and maintain music license agreements with favorable terms;

Risks specific to us

•	our ability to service and refinance our outstanding debt including our ability to address put option exercises in May 2010 and January 2011 related to our 3.0% Notes and 4.875% Notes, respectively;
•	the effectiveness of our management;
•	our ability to attract and maintain local and national advertising;
•	our ability to successfully renegotiate retransmission consent agreements;
•	our ability to renew our FCC licenses;
•

our ability to maintain our affiliation agreements with our networks, and at renewal such as our ABC agreement which expires December 31, 2009, to successfully negotiate these agreements with favorable terms;

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

Other matters set forth in this report and other reports filed with the Securities and Exchange Commission, including the Risk Factors set forth in Item 1A of this report may also cause actual results in the future to differ materially from those described in the forward-looking statements.  Any forward-looking statement speaks only as of the date on which it is made and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this report might not occur.

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

We broadcast free over-the-air programming to television viewing audiences in the communities we serve through our local television stations.  The programming that we provide consists of network provided programs, news produced locally, local sporting events and syndicated entertainment programs.  We provide network produced programming, which we broadcast pursuant to our agreements with the network with which the stations are affiliated.  We produce news at 18 stations in 12 markets, including two stations where we produce news pursuant to a local news sharing arrangement with a competitive station in that market.  We have 14 stations which have local news sharing arrangements with a competitive station in that market that produces the news aired on our station.  We provide live local sporting events on many of our stations by acquiring the local television broadcast rights for these events.  Additionally, we purchase and barter for popular syndicated programming from third parties.  See Operating Strategy later in this Item for more information regarding the programming we provide.

Our primary source of revenue is the sale of commercial inventory on our television stations to our advertising customers.  Our objective is to meet the needs of our advertising customers by delivering significant audiences in key demographics.  Our strategy is to achieve this objective by providing quality local news programming and popular network and syndicated programs to our viewing audience.  We attract our national television advertisers through a single national marketing representation firm which has offices in New York City, Los Angeles, Chicago and Atlanta.  Our local television advertisers are attracted through the use of a local sales force at each of our television stations, which is comprised of approximately 350 account executives company-wide.

Our operating results are subject to seasonal fluctuations.  The second and fourth quarter operating results are typically higher than the first and third quarters due to increased advertising revenues.  The second quarter operating results are typically higher than the first and third quarters primarily because advertising expenditures are increased in anticipation of consumer spending on “summer related” items such as home improvements, lawn care and travel plans.  The fourth quarter operating results are typically higher than first and third quarters due to anticipation of holiday season spending by consumers.  Due to the recent economic turmoil, our seasonal fluctuations may stray from the norm.  Our operating results are usually subject to cyclical fluctuations from political advertising.  In the past, political spending has been significantly higher in the even-number years due to the cyclicality of political advertising.  In addition, every four years, political spending is elevated further due to the advertising revenue preceding the presidential election.  Because of this cyclicality, there has been a significant difference in our operating results when comparing even-numbered years’ performance to the odd-numbered years’ performance.  We believe political advertising will continue to be a strong advertising category in our industry.

Over the last few years, we have been earning revenue from our retransmission consent agreements through payments from the MVPDs in our markets.  The MVPDs are local cable companies, satellite television and local telecommunication video providers.  The revenues primarily represent payments from the MVPDs for access to our signal so they may rebroadcast directly to and charge their subscribers.  We have seen this revenue category grow significantly since 2006 as we successfully negotiated favorable payment terms in our retransmission consent agreements with the MVPDs.  Certain agreements expired in 2008 and successful contractual negotiations were reached.  We expect to continue to generate revenues from retransmission consent agreements at terms as favorable as or more favorable than our existing agreements upon the expiration of those agreements.  Many of our retransmission consent agreements include automatic annual fee escalators.  We may not continue to grow these revenues at the current growth rate since most of the MVPDs that we conduct business with are under contract.  Additionally, as mobile television develops, we may be able to generate additional revenue streams through agreements with portable device service providers.

We are currently working on various potential uses of our digital spectrum.  Mobile digital television holds tremendous potential for the television broadcasting industry.  We are a member of the Open Mobile Video Coalition (the Coalition), which is a voluntary association of television broadcasters whose mission is to accelerate the development of mobile digital broadcast television.  The Coalition has been working within the Advanced Television Systems Committee (ATSC) to develop a mobile broadcasting system that will allow cell phones, laptop computers, video screens in vehicles, portable video players and other portable devices to receive our digital signals.  Broadcasters are working with the Coalition to understand and develop an innovative and viable business model.  We expect mobile television to increase our viewership and generate additional revenues; however, we are uncertain when this will occur.  According to a January 2009 article in TV Newsday, “Advertising studies show an incremental 10 percent viewing time is reasonable.  So using existing figures that would be roughly $2 billion per year on broadcast stations.”  Over-the-air television broadcasting in the U.S. was scheduled to complete the transition from high power analog transmissions to digital transmissions on February 17, 2009; however, Congress extended this deadline to June 12, 2009.  In spite of this extension, Congress allowed broadcasters to petition the Federal Communications Commission (the FCC or Commission) for approval to maintain the original February 17, 2009 deadline.  We obtained approval from the FCC for 46 stations to maintain the February 17, 2009 transition and successfully completed the transition accordingly with minimum viewing impact.  The remaining 12 stations are expected to transition by the June 12, 2009 deadline.

We believe 2009 will prove to be a difficult year for television broadcasting due to the severe economic recession, the lack of political advertising, the continued deterioration of the automotive industry, which historically has been our largest advertising category and the stagnant growth of advertising spending in general.  According to a BIA Advisory Services Report from December 2008, “Political advertising couldn’t prevent the television industry from posting -7 percent growth in 2008…This year’s negative results reflect not only the economy but stagnant ad spending that has remained at $43 billion since 2000...”  While our 2008 operating results including market share fared better than the industry’s overall projected results, we were and continue to be significantly impacted by the weak economic conditions.

We are a Maryland corporation formed in 1986.  Our principal offices are located at 10706 Beaver Dam Road, Hunt Valley, Maryland 21030.  Our telephone number is (410) 568-1500 and our website address is www.sbgi.net.

TELEVISION BROADCASTING

Markets and Stations

We own and operate, provide programming services to, provide sales services to or have agreed to acquire the following television stations:

Market	Market Rank (a)	Stations	Status (b)		Affiliation (c)	Station Rank in Market (d)		Expiration Date of FCC License
Tampa, Florida	13	WTTA	LMA	(e)	MNT	6 of 8		2/01/13

Minneapolis/St. Paul, Minnesota	15	WUCW	O&O		CW	6 of 7		4/01/06	(f)

St. Louis, Missouri	21	KDNL	O&O		ABC	4 of 8		2/01/14

Pittsburgh, Pennsylvania	23	WPGH WPMY	O&O O&O		FOX MNT	4 of 9 6 of 9		8/01/15 8/01/07	(g)

Baltimore, Maryland	26	WBFF WNUV	O&O LMA	(h)	FOX CW	4 of 6 5 of 6		10/01/04 10/01/12	(f)

Raleigh/Durham,North Carolina	27	WLFL WRDC	O&O O&O		CW MNT	5 of 7 6 of 7		12/01/04 12/01/04	(f) (f)

Nashville, Tennessee	29	WZTV WUXP WNAB	O&O O&O OSA	(i)	FOX MNT CW	4 of 8 5 of 8 6 of 8		8/01/13 8/01/13 8/01/13	(i)

Columbus, Ohio	32	WSYX WTTE	O&O LMA	(h)	ABC FOX	3 of 7 4 of 7		10/01/13 10/01/05	(f)

Cincinnati, Ohio	34	WSTR	O&O		MNT	5 of 7		10/01/13

Milwaukee, Wisconsin	35	WCGV WVTV	O&O O&O		MNT CW	5 of 10 6 of 10		12/01/05 12/01/13	(f)

Asheville, North Carolina/ Greenville/Spartanburg/ Anderson, South Carolina	36	WLOS WMYA	O&O LMA	(h)	ABC MNT	3 of 7 5 of 7		12/01/04 12/01/04	(f) (f)

San Antonio, Texas	37	KABB KMYS	O&O O&O		FOX MNT	3 of 7 5 of 7		8/01/14 8/01/14

Birmingham, Alabama	40	WTTO WABM WDBB	O&O O&O LMA		CW MNT CW	5 of 8 6 of 8 5 of 8	(j)	4/01/05 4/01/13 4/01/13	(f)

Las Vegas, Nevada	42	KVMY KVCW	O&O O&O		MNT CW	5 of 7 6 of 7		10/01/14 10/01/14

Norfolk, Virginia	43	WTVZ	O&O		MNT	6 of 7		10/01/12

Oklahoma City, Oklahoma	45	KOKH KOCB	O&O O&O		FOX CW	4 of 8 5 of 8		6/01/14 6/01/14

Greensboro/Winston-Salem/ Highpoint, North Carolina	46	WXLV WMYV	O&O O&O		ABC MNT	4 of 7 5 of 7		12/01/04 12/01/04	(f) (f)

Buffalo, New York	51	WUTV WNYO	O&O O&O		FOX MNT	4 of 8 5 of 8		6/01/15 6/01/15

Richmond, Virginia	58	WRLH	O&O		FOX	4 of 6		10/01/12

Mobile, Alabama/Pensacola, Florida	60	WEAR WFGX	O&O O&O		ABC MNT	2 of 9 not rated		2/01/13 2/01/13

Lexington, Kentucky	63	WDKY	O&O		FOX	4 of 6		8/01/13

Dayton, Ohio	64	WKEF WRGT	O&O LMA	(h)	ABC FOX	2 of 7 4 of 7		10/01/13 10/01/05	(f)

Charleston/Huntington, West Virginia	65	WCHS WVAH	O&O LMA	(h)	ABC FOX	2 of 6 4 of 6		10/01/12 10/01/04	(f)

Flint/Saginaw/Bay City, Michigan	66	WSMH	O&O		FOX	4 of 7		10/01/13

Des Moines, Iowa	71	KDSM	O&O		FOX	4 of 6		2/01/14

Portland, Maine	77	WGME	O&O		CBS	2 of 6		4/01/15

Cape Girardeau, Missouri/ Paducah, Kentucky	78	KBSI WDKA	O&O LMA		FOX MNT	4 of 6 5 of 6		2/01/14 8/01/13

Rochester, New York	80	WUHF	O&O	(k)	FOX	4 of 6		6/01/07	(g)

Syracuse, New York	81	WSYT WNYS	O&O LMA		FOX MNT	4 of 6 5 of 6		6/01/15 6/01/15

Springfield/Champaign, Illinois	83	WICS WICD	O&O O&O		ABC ABC	2 of 6 2 of 6	(l)	12/01/05 12/01/05	(f) (f)

Madison, Wisconsin	85	WMSN	O&O		FOX	4 of 6		12/01/13

Cedar Rapids, Iowa	88	KGAN KFXA	O&O OSA	(m)	CBS FOX	3 of 6 4 of 6		2/01/06 2/01/14	(f)

Charleston, South Carolina	99	WTAT WMMP	LMA O&O	(h)	FOX MNT	4 of 6 5 of 6		12/01/04 12/01/04	(f) (f)

Tallahassee, Florida	105	WTWC	O&O		NBC	3 of 6		2/01/13

Peoria/Bloomington, Illinois	116	WYZZ	O&O	(k)	FOX	4 of 6		12/01/13

(a)	Rankings are based on the relative size of a station’s designated market area (DMA) among the 210 generally recognized DMAs in the United States as estimated by Nielsen as of November 2008.

(b)

“O & O” refers to stations that we own and operate. “LMA” refers to stations to which we provide programming services pursuant to a local marketing agreement. “OSA” refers to stations to which we provide or receive sales services pursuant to an outsourcing agreement.

(c)

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
MNT

All 17 agreements were to expire on September 4, 2011, however on March 3, 2009, MNT indicated that their intention is to terminate the existing agreements effective September 26, 2009. See ITEM 1A. RISK FACTORS for more information.

ABC	All 8 agreements expire on December 31, 2009
CW	All 9 agreements expire on August 31, 2010
CBS	Both agreements expire on December 31, 2012
NBC	Agreement expires on December 31, 2016

(d)

The first number represents the rank of each station in its market and is based upon the November 2008 Nielsen estimates of the percentage of persons tuned into each station in the market from 6:00 a.m. to 2:00 a.m., Monday through Sunday. The second number represents the estimated number of television stations designated by Nielsen as “local” to the DMA, excluding public television stations and stations that do not meet the minimum Nielsen reporting standards (weekly cumulative audience of at least 0.1%) for the Monday through Sunday 6:00 a.m. to 2:00 a.m. time period as of November 2008. This information is provided to us in a summary report by Katz Television Group.

(e)

The license assets for this station are currently owned by Bay Television, Inc., a related party. See Note 12. Related Person Transactions, in the Notes to our Consolidated Financial Statements for more information.

(f)

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

(g)

We timely filed applications for renewal of these licenses with the FCC. FCC staff have informed us that the applications have not yet been granted because unrelated third parties have filed informal objections against the stations based on alleged violations of either the FCC’s sponsorship identification or indecency rules.

(h)	The license assets for these stations are currently owned by a subsidiary of Cunningham.

(i)	We have entered into an outsourcing agreement with the unrelated third party owner of WNAB-TV to provide certain non-programming related sales, operational and administrative services to WNAB-TV.

(j)	WDBB-TV simulcasts the programming broadcast on WTTO-TV pursuant to a programming services agreement. The station rank applies to the combined viewership of these stations.

(k)

We have entered into outsourcing agreements with unrelated third parties, under which the unrelated third parties provide certain non-programming related sales, operational and managerial services to these stations. We continue to own all of the assets of these stations and to program and control each station’s operations.

(l)

WICD-TV, a satellite of WICS-TV under FCC rules, simulcasts all of the programming aired on WICS-TV except the news broadcasts. WICD-TV airs its own news broadcasts. The station rank applies to the combined viewership of these stations.

(m)

On February 1, 2008, we entered into an outsourcing agreement with the unrelated third party owner of KFXA-TV to provide certain non-programming related sales, operational and administrative services to KFXA-TV.

Operating Strategy

Our operating strategy includes the following elements:

Programming to Attract Viewership.  We seek to target our programming offerings to attract viewership, to meet the needs of the communities in which we serve and to meet the needs of our advertising customers.  In pursuit of this strategy, we seek to obtain, at attractive prices, popular syndicated programming that is complementary to each station’s network programming.  We also seek to broadcast live local and national sporting events that would appeal to a large segment of the local community.  Moreover, we produce news at 18 stations in 12 markets, including two stations which have a local news sharing agreement with a competitive station in that market.  We have 14 stations which have local news sharing arrangements with a competitive station in that market, which produces the news aired on our station.

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

Developing Local Franchises.  We believe the greatest opportunity for a sustainable and growing customer base lies within our local communities.  Therefore, we have focused on developing a strong local sales force at each of our television stations, which is comprised of approximately 350 account executives company-wide.  Excluding political advertising revenue, 68.2% of our net time sales were local for the year ended December 31, 2008, compared to 66.3% in 2007.  Market share survey results reflect that our stations’ share of the local television advertising market, excluding political, in 2008 increased to 18.9% from 17.9% in 2007.  Our goal is to grow our local revenues by increasing our market share and by developing new business opportunities.

Local News.  We believe that the production and broadcasting of local news is an important link to the community and an aid to a station’s efforts to expand its viewership.  In addition, local news programming can provide access to advertising sources targeted specifically to local news viewers.  We assess the anticipated benefits and costs of producing local news prior to the introduction of local news at our stations because a significant investment in capital equipment is required and substantial operating expenses are incurred in introducing, developing and producing local news programming.  We also continuously review the performance of our existing news operations to make sure they are economically viable.  In 2008, we upgraded to high–definition (HD) newscasts in four of our markets, Baltimore, Maryland; Columbus, Ohio; Asheville, North Carolina and Pensacola, Florida.  As future financial conditions warrant, we will continue to roll out this capability to our other news producing markets.

Our local news initiatives are an important part of our strategy that has resulted in our entering into 16 local news sharing arrangements with other television broadcasters.  We are the provider of news services in two instances while in 14 of our news share arrangements, we are the recipient of services.  We believe news share arrangements generally provide both higher viewer ratings and revenues for the station receiving the news and generate a profit for the news share provider.  Generally, both parties and the local community are beneficiaries of these arrangements.

Developing New Business.  We are always striving to develop new business models to complement or enhance our existing television broadcast business.  We are currently developing new ways to bundle online and mobile text messaging advertising with our traditional commercial broadcasting model.  In addition, we are currently working on various potential uses of our digital spectrum including developing a viable business platform for mobile digital broadcasting.  We continue to explore new opportunities and plan to implement new initiatives in 2009.

Retransmission Consent Agreements.  We have retransmission consent agreements with MVPDs, such as cable, satellite and telecommunications operators in our markets.  MVPDs compensate us for the right to retransmit our broadcast signals.  Our successful negotiations with MVPDs have created agreements that now produce meaningful sustainable revenue streams.  During 2008, our retransmission consent agreements, including the advertising component, generated $73.9 million in total broadcast revenues.  This represents a 25.5% increase over 2007 results.  We expect to continue to generate revenues from retransmission consent agreements at terms as favorable as or more favorable than our existing agreements upon the expiration of those agreements.  Many of our retransmission consent agreements include automatic annual fee escalators.  While we expect revenues from our retransmission consent agreements to continue to grow over the next fiscal year and beyond, these revenues may not continue to grow at current growth rates, since most of our MVPDs that we conduct business with are under contract.  Additionally, as mobile television develops, we may be able to generate additional revenue streams through agreements with portable device service providers.

Ownership Duopolies and Utilization of Local Marketing Agreements.  We have sought to increase our revenues and improve our margins through the ownership of two stations in a single market, called a duopoly, and by providing programming services pursuant to a LMA to a second station in eight DMAs where we already own one station.  Duopolies and LMAs allow us to realize significant economies of scale in marketing, programming, overhead and capital expenditures.  We also believe these arrangements enable us to air popular programming and contribute to the diversity of programming within each DMA.  Although under the FCC ownership rules released in June 2003 (the 2003 Rules), we would be allowed to continue to program most of the stations with which we have a LMA, in the absence of a waiver, the 2003 Rules would require us to terminate or modify three of our LMAs.  Although there can be no assurances, we have studied the application of the 2003 Rules to our markets and believe we are qualified for waivers.  Under the ownership rules established in 2008, we may be required to terminate or modify three more of our LMAs that we executed after November 5, 1996.  We also may be required to terminate or modify three other LMAs that we executed prior to November 5, 1996, if the FCC subsequently initiates a case-by-case review of those LMAs and determines not to extend the grandfathering period.  For additional information, refer to Risk Factors - Changes in Rules on Television Ownership, and Risk Factors - The FCC’s multiple ownership rules limit our ability to operate multiple television stations in some markets and may result in a reduction in our revenue or prevent us from reducing costs.  Changes in these rules may threaten our existing strategic approach to certain television markets.

Use of Outsourcing Agreements/Joint Sales Agreements (JSAs).  In addition to our LMAs, we currently operate under four (and may seek opportunities for additional) outsourcing agreements in which our stations provide or are provided various non-programming related services such as sales, operational and managerial services to or by other stations.  Pursuant to these agreements, our stations in Nashville, Tennessee and Cedar Rapids, Iowa currently provide services to another station in each’s respective market and another party provides services to our stations in Peoria/Bloomington, Illinois and Rochester, New York.  We believe the outsourcing structure allows stations to achieve operational efficiencies and economies of scale, which should improve broadcast cash flow and competitive positions.  While television JSAs are not currently “attributable”, as that term is defined by the FCC, on August 2, 2004, the FCC released a notice of proposed rulemaking seeking comments on its tentative conclusion that television joint sales agreements should be attributable.  We cannot predict the outcome of this proceeding, nor can we predict how many changes, together with possible changes to ownership rules, would apply to our existing outsourcing agreements.  See the Local Marketing Agreements under the Federal Regulation of Television Broadcasting section below.

Multi-Channel Digital Broadcasting.  FCC rules allow broadcasters to transmit additional digital channels within the spectrum allocated to each FCC license holder.  This provides viewers with additional programming alternatives at no additional cost to them.  Four of our television stations are experimenting with broadcasting a second digital channel in accordance with these rules, airing various alternative programming formats.  We are airing a secondary digital channel comprised of independent programming in one market.  In the three other markets, we are broadcasting MyNetworkTV and independent programming.  In addition, as noted below, we believe mobile digital television will serve as an additional use of our digital spectrum.

We may consider other alternative programming formats that we could air using our multi-channel digital spectrum space with the goal towards achieving higher profits and community service.

Mobile Digital Television.  We are a member of the Open Mobile Video Coalition (the Coalition), which is a voluntary association of television broadcasters whose mission is to accelerate the development of mobile digital broadcast television.  We believe mobile digital television will become a viable use of our local stations’ programming.   The Coalition has been working within the Advanced Television Systems Committee (ATSC) to develop a mobile broadcasting system that will allow digital television to be broadcast to numerous mobile devices including cell phones, laptop computers, video screens in vehicles, portable video players and other portable devices.  Broadcasters are working with the Coalition to understand and develop innovative and viable business models.  We believe that the technical ability to receive our television broadcast content on mobile devices will be attractive to individuals.  We believe this technology, if successfully implemented, could create an entirely new revenue stream for television broadcasters.  Due to the complexity of the technology, the disparate competitive interests in developing a technology standardization, the availability of other competing technologies and the number of stakeholders involved including cellular network operators, there are risks associated with successfully monetizing this platform.  Although the technology and business plan are in process, plans are to begin a mobile digital television service in 22 markets reaching 35% of U.S. Households.  We expect to participate in the initial launch of this service by broadcasting mobile digital television on 11 of our stations in six different markets.

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

Popular Sporting Events.  Our CW and MyNetworkTV affiliated stations generally face fewer preemption restrictions on broadcasting live local sporting events compared with our FOX, ABC, CBS and NBC affiliated stations, which are required to broadcast a greater number of hours of programming supplied by the networks.  At some of our stations, we have been able to acquire local television broadcast rights for certain sporting events, including NBA basketball, Major League Baseball, NFL football, NHL hockey, ACC basketball and both Big Ten and SEC football and basketball and high school sports.  We seek to expand our sports broadcasting in DMAs as profitable opportunities arise.  In addition, our stations that are affiliated with FOX, ABC, CBS and NBC broadcast certain NBA basketball games, Major League Baseball games, NFL football games, NHL hockey games and NASCAR races, as well as other popular sporting events.

Strategic Realignment of Station Portfolio.  We continue to examine our television station group portfolio in light of the 2003 Rules.  For a summary of these rules, refer to Ownership Matters, discussed in the Federal Regulation of Television Broadcasting.  Our objective has been to build our local franchises in the markets we deem strategic.  We routinely review and conduct investigations of potential television station acquisitions, dispositions and station swaps.  At any given time, we may be in discussions with one or more television station owners.  For more information related to station sales, see Note 13. Discontinued Operations, in the Notes to our Consolidated Financial Statements.

Investments.  As in the past, we continue to seek more ways to diversify our business and return additional value to our shareholders.  We carry investments in various companies from many different industries including sign design and fabrication, security alarm monitoring and bulk acquisition, software development, information technology staffing and consulting and television transmitter manufacturing.  In addition, we invest in various real estate ventures including developmental land and apartment and shopping complexes.  We also invest in private equity and structure debt and mezzanine financing investment funds.  Currently our investment activity represents a small portion of our overall operating results.  Activity related to our investments is included in our other operating divisions segment.  We expect to continue to make investments in non-broadcast assets as sound economic opportunities appear.

FEDERAL REGULATION OF TELEVISION BROADCASTING

The ownership, operation and sale of television stations are subject to the jurisdiction of the FCC, which acts under the authority granted by the Communications Act of 1934, as amended (the Communications Act).  Among other things, the FCC assigns frequency bands for broadcasting; determines the particular frequencies, locations and operating power of stations; issues, renews, revokes and modifies station licenses; regulates equipment used by stations; adopts and implements regulations and policies that directly or indirectly affect the ownership, operation and employment practices of stations; and has the power to impose penalties for violations of its rules or the Communications Act.

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

On October 12, 2004, the FCC issued a Notice of Apparent Liability for Forfeiture (NAL) in the amount of $7,000 per station to virtually every FOX station, including the 15 FOX affiliates presently licensed to us and the four FOX affiliates programmed by us and one FOX affiliate we sold in 2005.  The NAL alleged that the stations broadcast indecent material contained in an episode of a FOX network program that aired on April 7, 2003.  We, as well as other parties including the FOX network, filed oppositions to the NAL.  On February 22, 2008, the FCC released an order assessing a $7,000 per station forfeiture against 13 FOX stations, including KDSM-TV in Des Moines, Iowa, WZTV-TV in Nashville, Tennessee and WVAH-TV in Charleston, West Virginia, which we program pursuant to a Local Marketing Agreement (LMA).  We did not pay the forfeiture for our stations.  On March 24, 2008, we joined the FOX network and other FOX affiliates in filing a petition for reconsideration of the forfeiture order.  On April 4, 2008, the FCC returned the petition without consideration based on the alleged failure to comply with a procedural rule.  On April 21, 2008, we joined the FOX network and other FOX affiliates in seeking reconsideration of the FCC’s April 4, 2008 decision to return the petition for reconsideration and that proceeding is still pending.  On April 4, 2008, the Department of Justice (DOJ), on behalf of the FCC, sued several of the stations that had not paid the forfeiture amounts assessed by the FCC, including the two stations we own and WVAH-TV.  Our stations and WVAH-TV paid the forfeiture assessments in April 2008.  The proceedings initiated by the DOJ have been dismissed.  The FOX network has agreed to indemnify its affiliates for the full amount of the forfeiture assessment paid.

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

On August 1, 2005, we filed applications with the FCC requesting renewal of the broadcast licenses for WCGV-TV and WVTV-TV in Milwaukee, Wisconsin.  On November 1, 2005, the Milwaukee Public Interest Media Coalition filed a petition to deny these renewal applications.  On June 13, 2007, the Video Division of the FCC denied the petition to deny, and subsequently, the Milwaukee Public Interest Media Coalition filed a petition for reconsideration of that decision, which we opposed.  In July 2008, the Video Division granted the renewal application of WVTV-TV and separately denied the Milwaukee Public Interest Media Coalition’s petition for reconsideration.  On August 11, 2008, the Milwaukee Public Interest Media Coalition and another organization filed another petition for reconsideration of the decision, which we opposed.  The petition for reconsideration and the renewal application for WCGV-TV are currently pending.

On February 27, 2006, an individual named James Pennino purportedly filed a petition to deny the license renewal application of WUCW-TV in Minneapolis, Minnesota.  Despite not having found any official record of the filing, we opposed the petition and the renewal application is currently pending.

Action on many license renewal applications, including those we have filed, has been delayed because of the pendency of complaints that programming aired by the various networks contained indecent material and complaints regarding alleged violations of sponsorship identification rules.  We cannot predict when the FCC will address these complaints and act on the renewal applications.  We continue to have operating authority until final action is taken on our renewal applications.

The FCC has made it difficult for us to predict the impact on our license renewals from allegations related to the airing of indecent material that may arise in the ordinary course of our business.  For example, on Veterans’ Day in November 2004, we preempted (did not air) “Saving Private Ryan”, a program that was aired during ABC’s network programming time.  We were concerned that since the program contained the use of the “F” word (indecent material as defined by the FCC) airing the programming could result in a fine or other negative consequences for one or more of our ABC stations.  In February 2005, the FCC dismissed all complaints filed against ABC stations regarding this program.  The FCC’s decision justified what some may consider indecent material as appropriate in the context of the program.  Although this ruling has expanded the programming opportunities of our stations, it still leaves us at risk because what might be determined as legitimate context by us may not be deemed so by the FCC and the FCC will not rule beforehand as this may be considered a restriction of free speech.  For example, in September 2006, we preempted a CBS network documentary on the events that happened on September 11, 2001 because the program contained what some have argued is indecent material and the FCC would not provide, in advance of the airing of the documentary, any guidance on whether that material was appropriate in the context of the program.  In 2007, the U.S. Court of Appeals for the Second Circuit held that the FCC’s indecency policy regarding “fleeting expletives” was arbitrary and capricious.  The FCC challenged the decision and the case was argued before the Supreme Court in November 2008 and is still pending.  In 2008, the U.S. Court of Appeals for the Third Circuit rejected the FCC’s decision concluding, among other things, that a fleeting display of nudity was indecent.  Additionally, other FCC indecency decisions have been challenged in federal appellate courts, and those cases are currently pending.  These decisions and the FCC’s unclear policy make it difficult for us to determine what may be indecent programming.  We only know that “Saving Private Ryan” and “Schindler’s List” are allowed to be aired in their unedited entirety under current FCC rulings.

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

As a result of these provisions, the licenses granted to our subsidiaries by the FCC could be revoked if, among other restrictions imposed by the FCC, more than 25% of our stock were directly or indirectly owned or voted by aliens.  Sinclair and its subsidiaries are domestic corporations, and the members of the Smith family (who together hold approximately 87.0% of the common voting rights of Sinclair) are all United States citizens.  Our amended and restated Articles of Incorporation (the Amended Certificate) contain limitations on alien ownership and control that are substantially similar to those contained in the Communications Act.  Pursuant to the Amended Certificate, we have the right to repurchase alien-owned shares at their fair market value to the extent necessary, in the judgment of the Board of Directors, to comply with the alien ownership restrictions.

In February 2008, the FCC released a Report and Order that, with the exception of the newspaper/broadcast cross-ownership rule, essentially re-adopts the ownership rules the FCC originally introduced in 1999 and has enforced since then.

The relevant 2008 ownership rules are as follows:

Radio/Television Cross-Ownership Rule.  The FCC’s radio/television cross-ownership rule (the “one to a market” rule) generally permits a party to own a combination of up to two television stations and six radio stations in the same market, depending on the number of independent media voices in the market.

Newspaper/Broadcast Cross-Ownership Rule.  The FCC’s rule generally prohibits the common ownership of a radio or television broadcast station and a daily newspaper in the same market.  However, the FCC will presume that, in the top 20 DMAs, it is not inconsistent with the public interest for one entity to own a daily newspaper and a radio station or, under the following circumstances, a daily newspaper and a television station if: (1) the television station is not ranked among the top-four stations in the DMA and (2) at least eight independent “major media voices” remain in the DMA.  The FCC will presume that all other newspaper/broadcast mergers are not in the public interest, but it will allow applicants to seek a waiver and rebut this presumption by clear and convincing evidence that, post-merger, the merged entity will increase the diversity of independent news outlets and increase competition among independent news sources in the relevant market.

Dual Network Rule.  The four major television networks, FOX, ABC, CBS and NBC, are prohibited, absent a waiver, from merging with each other.  In May 2001, the FCC amended its dual network rule to permit the four major television networks to own, operate, maintain or control other television networks, such as The CW or MyNetworkTV.

National Ownership Rule.  As of 2004, by statute, the national television viewing audience reach cap is 39%.  Under this rule, where an individual or entity has an attributable interest in more than one television station in a market, the percentage of the national television viewing audience encompassed within that market is only counted once.  Additionally, since historically, very high frequency, or VHF stations (channels 2 through 13) have shared a larger portion of the market than ultra high frequency, or UHF stations (channels 14 through 69), only half of the households in the market area of any UHF station are included when calculating an entity’s national television viewing audience (commonly referred to as the UHF discount). Due to the elimination of the analog signal and switch to digital in 2009, the FCC has indicated that it may institute a future proceeding to assess whether it should alter or eliminate the UHF discount.

All but seven of the stations we own and operate, or to which we provide programming services, are UHF.  We reach approximately 22% of U. S. television households or 12.4% taking into account the FCC’s UHF discount.

Local Television (Duopoly) Rule.  A party may own television stations in adjoining markets, even if there is Grade B (discussed below) overlap between the two stations’ broadcast signals and generally may own two stations in the same market:

•	if there is no Grade B overlap between the stations; or

•

if the market containing both the stations will contain at least eight independently owned full-power television stations post-merger (the eight voices test) and not more than one station is among the top-four ranked stations in the market.

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

Expansion of our broadcast operations on both a local and national level will continue to be subject to the FCC’s ownership rules, DOJ review and any changes the FCC or Congress may adopt.  At the same time, any further relaxation of the FCC’s ownership rules, which could occur if the rules adopted in 2008 are declared unenforceable, may increase the level of competition in one or more markets in which our stations are located, more specifically to the extent that any of our competitors may have greater resources and thereby may be in a superior position to take advantage of such changes.  Conversely, any such relaxation or invalidation of such rules may provide us the opportunity to expand should we have the resources and find the terms advantageous.

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

In July 2006, as part of the FCC’s statutorily required quadrennial review of its media ownership rules, the FCC released a Further Notice of Proposed Rule Making seeking comment on how to address the issues raised by the Third Circuit’s decision, among other things, remanding the local television ownership rule.  In February 2008, the FCC released an order containing its current ownership rules, which re-adopted its 1999 local television ownership rule.  On February 29, 2008, several parties, including us, separately filed petitions for review in a number of federal appellate courts challenging the FCC’s current ownership rules.  By lottery, those petitions were consolidated in the U.S. Court of Appeals for the Ninth Circuit.  In July 2008, several parties, including us, filed motions to transfer the consolidated proceedings to the U.S. Court of Appeals for the D.C. Circuit and other parties requested transfer to the U.S. Court of Appeals for the Third Circuit.  In November 2008, the Ninth Circuit transferred the consolidated proceedings to the Third Circuit and the proceedings are pending.

On November 15, 1999, we entered into a plan and agreement of merger to acquire through merger WMYA-TV (formerly WBSC-TV) in Anderson, South Carolina from Cunningham Broadcasting Corporation (Cunningham), but that transaction was denied by the FCC.  In light of the change in the 2003 ownership rules, we filed a petition for reconsideration with the FCC and amended our application to acquire the license of WMYA-TV.  We also filed applications in November 2003 to acquire the license assets of the remaining five Cunningham stations: WRGT-TV, Dayton, Ohio; WTAT-TV, Charleston, South Carolina; WVAH-TV, Charleston, West Virginia; WNUV-TV, Baltimore, Maryland; and WTTE-TV, Columbus, Ohio.  Rainbow/PUSH filed a petition to deny these five applications and to revoke all of our licenses.  The FCC dismissed our applications in light of the stay of the 2003 ownership rules and also denied the Rainbow/PUSH petition.  Rainbow/PUSH filed a petition for reconsideration of that denial and we filed an application for review of the dismissal.  In 2005, we filed a petition with the U. S. Court of Appeals for the D. C. Circuit requesting that the Court direct the FCC to take final action on our applications, but that petition was dismissed.  On January 6, 2006, we submitted a motion to the FCC requesting that it take final action on our applications.  The applications and the associated petition to deny are still pending.  We believe the Rainbow/PUSH petition is without merit.  On February 8, 2008, we filed a petition with the U.S. Court of Appeals for the D.C. Circuit requesting that the Court direct the FCC to act on our assignment applications and cease its use of the 1999 local television ownership rule that it re-adopted as the permanent rule in 2008.  In July 2008, the D.C. Circuit transferred the case to the U.S. Court of Appeals for the Ninth Circuit, and we filed a petition with the D.C. Circuit challenging that decision, which was denied.  We also filed with the Ninth Circuit a motion to transfer that case back to the D.C. Circuit.  In November 2008, the Ninth Circuit consolidated our petition seeking final FCC action on our applications with the petitions challenging the FCC’s current ownership rules and transferred the consolidated proceedings to the Third Circuit.  In December 2008, we agreed voluntarily with the parties to our proceeding to dismiss our petition seeking final FCC action on our applications.  We may refile our petition in the future, depending on the outcome of the Third Circuit proceedings.

The Satellite Home Viewer Act (SHVA), The Satellite Home Viewer Improvement Act (SHVIA) and the Satellite Home Viewer Extension and Reauthorization Act (SHVERA)

In 1988, Congress enacted the Satellite Home Viewer Act (SHVA), which enabled satellite carriers to provide broadcast programming to those satellite subscribers who were unable to obtain broadcast network programming over-the-air.  SHVA did not permit satellite carriers to retransmit local broadcast television signals directly to their subscribers.  The Satellite Home Viewer Improvement Act of 1999 (SHVIA) revised SHVA to reflect changes in the satellite and broadcasting industry.  This legislation allowed satellite carriers, until December 31, 2004, to provide local television signals by satellite within a station market, and effective January 1, 2002, required satellite carriers to carry all local signals in any market where they carry any local signals.  On or before July 1, 2001, SHVIA required all television stations to elect to exercise certain “must carry” or “retransmission consent” rights in connection with their carriage by satellite carriers.  We have entered into compensation agreements granting the two primary satellite carriers retransmission consent to carry all our stations.  In December 2004, President Bush signed into law the Satellite Home Viewer Extension and Reauthorization Act (SHVERA).  SHVERA extended, until December 31, 2009, the rights of broadcasters and satellite carriers under SHVIA to retransmit local television signals by satellite.  On February 9, 2009, a bill was introduced in the House of Representatives to extend this deadline for one year after enactment of the bill.  SHVERA also authorized satellite delivery of distant network signals, significantly viewed signals and local low-power television station signals into local markets under defined circumstances.  With respect to digital signals, SHVERA established a process to allow satellite carriers to retransmit distant network signals and significantly viewed signals to subscribers under certain circumstances.  In November 2005, the FCC completed a rulemaking proceeding enabling the satellite carriage of “significantly viewed” signals.  In December 2005, the FCC concluded a study, as required by SHVERA, regarding the applicable technical standards for determining when a subscriber may receive a distant digital network signal.  The carriage of programming from two network stations to a local market on the same satellite system could result in a decline in viewership of the local network station, adversely impacting the revenues of our affected owned and programmed stations.

Must Carry/Retransmission Consent

Pursuant to the Cable Act of 1992, television broadcasters are required to make triennial elections to exercise either certain “must-carry” or “retransmission consent” rights in connection with their carriage by cable systems in each broadcaster’s local market.  Prior to October 1, 2008 we elected retransmission consent with respect to all our stations for the period January 1, 2009 through December 31, 2011.  By electing the must-carry rights, a broadcaster demands carriage and receives a specific channel on cable systems within its DMA, in general, as defined by the Nielsen DMA Market and Demographic Rank Report of the prior year.  These must-carry rights are not absolute and their exercise is dependent on variables such as:

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

Many of the viewers of our television stations receive the signal of the stations via MVPDs.  MVPDs generally transmit our signals pursuant to permission granted by us in retransmission consent agreements.  A portion of these retransmission consent agreements will expire in 2009.  There can be no assurance that future negotiations of these agreements will be advantageous to us or that we or the MVPDs might not determine to terminate some or all of these agreements.  A termination of our retransmission consent agreements would make it more difficult for our viewers to watch our programming and could result in lower ratings and a negative financial impact on us.  There can be no assurances that we will be able to negotiate mutually acceptable retransmission consent agreements in the future relating to the carriage of our digital signals.  However, we believe that as these agreements expire we will be able to negotiate terms as favorable as or more favorable than the existing agreements.

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

Digital Television

The FCC has taken a number of steps to implement digital television (DTV) broadcasting services.  The FCC has adopted an allotment table that provides all authorized television stations with a second channel on which to broadcast a DTV signal. The FCC has attempted to provide DTV coverage areas that are comparable to stations’ existing service areas.  On August 7, 2007, the FCC released an order which adopted the final DTV table of allotments establishing the post-transition digital channels for all full-power television stations in the country.  On October 26, 2007, we filed petitions for reconsideration of the FCC’s final DTV table for stations WTVZ-DT, WMMP-DT, and WVTV-DT requesting that the Commission correct the FCC antenna identification numbers and power levels for the stations set forth in the DTV table.  Instead of acting on the petitions for reconsideration, on March 6, 2008, the FCC released an order which modified the final DTV table of allotments and at the same time invited certain television stations, including WTVZ-DT, WMMP-DT, and WVTV-DT, to file construction permit applications with the FCC to resolve the issues raised in their petitions for reconsideration. We filed the necessary construction permit applications for each of the stations on March 17, 2008, and the applications were all subsequently granted by the FCC, ensuring that the stations licensed digital operations are consistent with the parameters set forth in the DTV Table.

On May 30, 2008, the FCC lifted the prior freeze on the filing of applications to expand service area coverage and petitions for digital channel substitutions.  On June 20, 2008, the following stations filed construction permit applications proposing to make technical improvements to the stations’ facilities:  WLOS-DT, WTVZ-DT, WTTA-DT, WRDC-DT, WLFL-DT, WVTV-DT, WMMP-DT, KABB-DT, WFGX-DT, KVMY-DT, WSTR-DT, and WSMH-DT.  The FCC granted each of the applications with the exception of the applications filed by stations KABB-DT and WSTR-DT.  There can be no assurance that the FCC will grant these applications.  Also on June 20, the following stations filed petitions to change channel positions in order to provide improved service to their viewers:  WMSN-DT, WSYX-DT, and WDKY-DT.  The FCC granted the WMSN-DT and WDKY-DT petitions, but the WSYX-DT petition remains pending.  There can be no assurance that the FCC will grant the pending applications or the WSYX-DT petition.  If the FCC does not grant these filings, revenues for these stations could be negatively impacted by the loss of potential viewers.

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

As of December 31, 2004, DTV stations were required to meet a certain signal strength standard for the digital signal coverage in their communities of license.  By July 2005, a DTV licensee affiliated with a top four network (i.e., FOX, ABC, CBS or NBC) that is located in one of the top 100 markets was required to meet a higher replication standard or lose interference protection for those areas not covered by the digital signal.  For a station subject to this deadline which had not yet received a construction permit, the FCC required that such station build a “checklist” facility by August 2005.  For all other commercial DTV licensees, as well as non-commercial DTV licensees, that have received construction permits, the deadline for meeting a higher replication standard was July

2006.  All of our stations filed a DTV status report with the FCC, as required, by the February 19, 2008 deadline.  Sixteen of our full-power television stations that had not completed the transition to digital broadcasting or had filed modification applications to their post-transition digital construction permit application since February 19, 2008 submitted an updated DTV status report by the July 18, 2008 filing deadline.

We operate our television stations at different power levels pursuant to our FCC licenses, applicable permits or special temporary authority granted by the FCC.  The following table is a summary of our operating status as of February 26, 2009:

DTV Operating Status	# of Stations
Operating with approved digital license, at full power	29
Operating at full power, pending license approval	17
Operating at low power with special temporary authority	1
LMA/JSA stations operating with approved digital license, at full power	7
LMA/JSA stations operating at full power, pending license approval	4
58

In April 2003, the FCC adopted a policy of graduated sanctions to be imposed upon licensees who do not meet the FCC’s DTV build-out schedule.  Under the policy, the stations could face monetary fines and possible loss of any digital construction permits for non-compliance with the build-out schedule.  After completion of the transition period, the FCC will reclaim the non-digital channels.  In 2005, Congress passed legislation establishing a hard deadline of February 17, 2009 by which broadcasters must cease using their analog channel.  On February 4, 2009, Congress passed the “DTV Delay Act” that extends the date for the completion of the DTV transition from February 17, 2009 to June 12, 2009.  We do not know how the extension of the deadline will affect our stations or the digital transition generally.

On February 5, 2009 the FCC issued a Public Notice to announce the procedures that full-power television broadcast stations must follow if they wish to terminate their analog television broadcast service on or after February 17, 2009, in compliance with the DTV Delay Act.  The stations we own or to which we provide services followed these procedures, and 52 of our 58 stations requested early termination.  Our WSYX-TV, WNYO-TV, WDKY-TV, WSMH-TV and WTWC-TV stations did not request early termination.  WLOS-TV requested early termination but subsequently filed a withdrawal of that request, which was granted by the FCC on February 13, 2009.  Although a procedure exists for obtaining FCC consent for these six stations, at this time, we have decided not to seek consent for early analog termination for such stations.  The stations that ceased analog operations may be at a disadvantage as compared to television stations which continue to broadcast in analog for the period from February 17, 2009 through June 12, 2009.  The FCC approved the requests for early analog termination for all stations for which we requested it other than WCHS-TV, WVAH-TV, WKEF-TV, WRGT-TV, WEAR-TV and WMSN-TV.  There can be no assurance that the early analog termination will not result in reduced advertising revenue because the stations that terminated analog operation early will only be operating in digital format until the June 12, 2009 transition date.  In addition, the termination of analog operations on any date may place all of our stations at a disadvantage against other entertainment sources, primarily cable television stations, as it may reduce the amount of over-the-air viewing of our stations due to the inability of analog televisions to receive our signals in the absence of using a digital-to-analog converter box.  It is anticipated that the early analog termination will result in reduced electric bills because the impacted stations will not be required to simultaneously operate both analog and digital transmitters.

On December 31, 2007, the FCC released an order discussing the progress of the transition to digital television and imposing new reporting obligations and pre-transition construction deadlines on digital television station licensees and permittees.  As of February 9, 2009 all but 10 of the television stations we own or to which we provide services are operating on their authorized post-transition digital channels and have certified to the FCC that they are doing so in compliance with the new interim construction deadlines.  As a result of the order, the remaining 10 television stations, which are not operating on their post-transition DTV channels, are required to comply with the new pre-transition construction deadlines, and file construction permit applications, construction permit extension applications, or tolling requests, as appropriate.   There can be no assurance that the FCC will grant applications filed for these stations or that the stations will meet the FCC pre-transition deadlines or be fully transitioned to digital broadcasts by June 12, 2009.

Implementation of digital television has imposed substantial additional costs on our television stations because of the need to replace equipment.  There can be no assurance that our television stations will be able to increase revenue to offset such costs.  In addition, the FCC has proposed imposing new public interest requirements on television licensees in exchange for their receipt of DTV channels.

We believe that the following developments regarding the FCC’s digital regulations may have effects on us:

Reclamation of analog channels.  Analog broadcasters are required to cease operation on their assigned analog spectrum by June 12, 2009.  At that time, the FCC will reclaim this spectrum from broadcasters and make it available to the entities that have been assigned the spectrum through FCC auctions.  The FCC envisions that the reclaimed band will be used for a variety of broadcast-type applications including two-way interactive services and services using Coded Orthogonal Frequency Division Multiplexing technology.  We cannot predict how the development of this spectrum will affect our television operations.

Digital must-carry.  In February 2005, the FCC adopted an order stating that cable television systems are not required to carry both a must-carry station’s analog and digital signals during the digital transition.  The same order also clarified that a cable system is required to carry a must-carry station’s primary video stream but is not required to carry any of the station’s other programming streams in those situations where a station chooses to transmit multiple programming streams.  On September 11, 2007, the FCC adopted an order requiring, after the digital transition, all cable operators to make the primary digital stream of must-carry television stations viewable by all cable subscribers, regardless of whether they are using analog or digital television equipment.  The FCC indicated that it would consider requests for a waiver of this requirement by small cable system operators, where compliance with that requirement would be unduly burdensome.  Grant of any such waiver to a small cable system operator in a market in which we operate could result in a loss of viewers for our station(s) in that market, which could negatively impact station revenues.  In September 2008, the FCC issued an order exempting cable systems that either have 2,500 or fewer subscribers and are not affiliated with a large cable operator, or have an activated channel capacity of 552 MHz or less from the requirement to carry HD versions of broadcast signals for three years following the DTV transition.  The inability of our stations to have high definition signals carried on such cable systems could result in a loss of viewers for the stations and negatively impact station revenues.  In March 2008, the FCC adopted an order requiring satellite carriers to carry digital-only stations upon request in markets in which the satellite carriers are providing local-into-local service pursuant to the statutory copyright license.  The FCC also required that satellite carriers carry the HD signals of digital-only stations in HD format if any broadcaster in the same market is carried in HD.  This latter requirement will be implemented over a four-year phase-in period starting in February 2009.  Accordingly, until February 2013, satellite carriers will be permitted in a certain percentage of markets to choose what HD signals it will carry.  Any impairment on viewers’ ability to obtain our digital HD signals retransmitted by satellite in markets in which we operate could result in a loss of viewers for those stations and could negatively impact station revenues.  In the associated notice of proposed rulemaking released with the order, the FCC invited comments on, among other things, whether satellite carriers should be required to carry the signals of all local broadcast stations in HD and standard definition (SD) if the carriers retransmit the signals of any local station in the same market in both HD and SD and whether satellite carriers must make the primary digital stream of must-carry stations viewable by all subscribers, regardless of whether those subscribers are using analog or digital television equipment.

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

Capital and operating costs.  We have incurred and will continue to incur costs to replace equipment in our stations in order to provide digital television.  Some of our stations will continue to incur increased utilities costs as a result of broadcasting both analog and digital signals due to the delay of the transition period.

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

It is a violation of federal law and FCC regulations to broadcast obscene, indecent, or profane programming.  FCC licensees are, in general, responsible for the content of their broadcast programming, including that supplied by television networks.  Accordingly, there is a risk of being fined as a result of our broadcast programming, including network programming.  As a result of legislation passed in June 2006, the maximum forfeiture amount for the broadcast of indecent or obscene material was increased to $325,000 from $32,500 for each violation.

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

In 2000, the FCC initiated a rulemaking proceeding to determine whether its requirements pertaining to television stations’ public inspection files were sufficient to ensure that the public had adequate access to information on how stations were serving their communities.  In February 2008, the FCC released an order adopting a standardized form for the quarterly reporting of programming aired in response to issues facing a station’s community and imposed a requirement that portions of each station’s public inspection file be placed on the Internet.  We believe that we are materially in compliance with FCC requirements.

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

Localism.  In 2004, the FCC initiated a notice of inquiry seeking comments on what actions, if any, it should take to ensure that licensees air programming that is responsive to the interests and needs of their communities.  In January 2008, the FCC released a notice of proposed rulemaking proposing, among other things, to require licensees to establish permanent advisory boards and to modify the FCC’s renewal application processing guidelines to ensure that all broadcasters provide some locally oriented programming.  The FCC also proposed to require all stations to maintain their main studios within the boundaries of their communities of license and to have employees physically present at those studios during all hours of operation.  Additionally, the FCC proposed to grant Class A status to additional low-power television stations, providing such stations additional interference protection from full-power television stations and requiring such stations to provide local programming.

 Closed Captioning.  Effective January 1, 2006, all new nonexempt analog and digital English language programming was required to be captioned.  In November 2008, the FCC issued a declaratory ruling clarifying certain closed captioning obligations for stations transmitting digital programming, including the obligation to transmit captions in analog standard after the DTV transition and simplifying the close captioning complaint process for consumers.

DTV Consumer Education Initiative.  On March 3, 2008, the FCC released an order requiring, among other things, that each full-power television station provide to its viewers, through compliance with one of several alternative sets of rules, certain on-air information about the transition to DTV.  Each station is also required to report its activities in this regard to the FCC and place such reports in its public inspection file.

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

For example, in November 2008, the FCC adopted an order allowing new low power devices to operate in the broadcast television spectrum at locations where channels in that spectrum are not in use.  The operation of such devices could cause harmful interference to our broadcast signals adversely affecting the operation and profitability of our stations.

Other Considerations

The preceding summary is not a complete discussion of all provisions of the Communications Act, the 1996 Act or other congressional acts or of the regulations and policies of the FCC, or in some cases, the DOJ.  For further information, reference should be made to the Communications Act, the 1996 Act, other congressional acts and regulations and public notices circulated from time to time by the FCC, or in some cases, the DOJ.  There are additional regulations and policies of the FCC and other federal agencies that govern political broadcasts, advertising, equal employment opportunity and other matters affecting our business and operations.

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

DTV technology has the potential to permit us to provide viewers multiple channels of digital television over each of our existing standard digital channels, to provide certain programming in high definition television format and to deliver other channels of information in the forms of data and programming to the internet, to PCs and mobile devices.  These additional capabilities may provide us with additional sources of revenue, as well as additional competition.

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

EMPLOYEES

As of February 26, 2009, we had approximately 2,500 employees.  Approximately 100 employees are represented by labor unions under certain collective bargaining agreements.  We have not experienced any significant labor problems and consider our overall labor relations to be good.

AVAILABLE INFORMATION

We regularly use our website as a source of company information and it can be accessed at www.sbgi.net. We make available, free of charge through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934 as soon as reasonably practicable after such documents are electronically submitted to the SEC.  In addition, a replay of each of our quarterly earnings conference calls is available on our website until the subsequent quarter’s earnings call.

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

The current global financial crisis and economic slowdown may have an adverse impact on our industry, business, results of operations or financial position.

The continuation or worsening of the current global financial crisis and economic slowdown could have an adverse effect on the fundamentals of our business, results of operations and/or financial position.  These current economic conditions could have a negative impact on our industry or the industry of those customers who advertise on our stations, including, among others, the automotive industry, which is a significant source of our advertising revenue.  There can be no assurance that we will not experience any material adverse effect on our business as a result of the current economic conditions or that the actions of the United States Government, Federal Reserve or other governmental and regulatory bodies for the reported purpose of stabilizing the economy or financial markets will achieve their intended effect.  Additionally, some of these actions may adversely affect financial institutions, capital providers, advertisers or other consumers or our financial condition, results of operations or the trading price of our Securities.  Potential consequences of the current financial crisis and global economic slowdown include:

•                  the financial condition of those companies that advertise on our stations, including, among others, the automobile manufacturers and dealers which may file for bankruptcy protection or face severe cash flow issues, may result in a significant decline in our advertising revenue;

•                  our ability to borrow capital on terms and conditions that we find acceptable, or at all, may be limited, which could limit our ability to refinance existing debt, including our ability to address the put option exercises in May 2010 and January 2011 related to our 3.0% Notes and 4.875% Notes, respectively;

•                  our ability to pursue the acquisition of attractive non-television assets may be limited if we are unable to obtain any necessary additional capital on favorable terms, if at all;

•                  our ability to pursue the acquisition or divestiture of television assets may be limited;

•                  the possibility that our business partners such as our counterparties to our outsourcing and new share arrangements could be negatively impacted and our ability to maintain these business relationships;

•                  our ability to develop a viable mobile digital television strategy and platform and develop various potential uses of our digital spectrum may be limited if we are unable to obtain any necessary additional capital on favorable terms, if at all;

•                  the possible impairment of some or all of the value of our goodwill and other intangible assets, including our broadcast licenses;

•                 the possible impairment of the value of our non-broadcast assets, which includes investments in various companies and in various real estate ventures; and

•                  one or more of the lenders under our Bank Credit Agreement could refuse to fund its commitment to us or could fail, as did Lehman Brothers Holdings, Inc. (Lehman Brothers), and we may not be able to replace the financing commitment of any such lenders on favorable terms, or at all.

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

We rely on sales of advertising time for most of our revenues and, as a result, our operating results are sensitive to the amount of advertising revenue we generate.  If we generate less revenue, it may be more difficult for us to repay our indebtedness and the value of our business may decline.  Our ability to sell advertising time depends on:

•                 the levels of automobile advertising, which historically have represented about one quarter of our advertising revenue; however, during 2008, automobile advertising represented 18.3% of our net time sales;

•                  the health of the economy in the area where our television stations are located and in the nation as a whole;

•                  the popularity of our programming and that of our competition;

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

The relative lack of political advertising in 2009 and the continued deterioration of the automotive industry will likely result in a decrease in our advertising revenue for 2009, which will likely have an adverse impact on our business and results of operations.

Our substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling our debt obligations.

We have a high level of debt, totaling $1.4 billion at December 31, 2008, compared to the book value of shareholders’ deficit of $83.7 million on the same date.  Our relatively high level of debt poses the following risks, particularly in periods of declining revenues:

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

•                  our ability to finance working capital needs and general corporate purposes for the public and private markets, as well as the associated cost of funding is dependent, in part, by our credit ratings.  As of the filing date of this Form 10-K, our credit ratings, as assigned by Moody’s Investor Services (Moody’s) and Standard & Poor’s Ratings Services (S&P) were:

	Moody’s	S&P
Senior Secured Credit Facilities	Ba1	BB+
Corporate Credit	B1	BB-
Senior Subordinated Notes	B1	BB-
4.875% and 3.0% Convertible Senior Notes	B3	B

The credit ratings previously stated are not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal by the assigning rating organization.  Each rating should be evaluated independently of any other rating.

•                  we may be more vulnerable to adverse economic conditions than less leveraged competitors and thus, less able to withstand competitive pressures; and

•                  of the $1.4 billion of total debt outstanding, $399.6 million relates to our Bank Credit Agreement.  The interest rate under our Bank Credit Agreement is a floating rate and will increase if interest rates increase.  This will reduce the funds available to repay our obligations and for operations and future business opportunities and will make us more vulnerable to the consequences of our leveraged capital structure.

•                  of the $1.4 billion of total debt outstanding, $488.5 million relates to our 3.0% Notes, face value of $345.0 million and our 4.875% Notes, face value of $143.5 million which the holders thereof may require us to repurchase for cash at a price equal to 100% of the principal amount, plus accrued and unpaid interest on May 15, 2010 and January 15, 2011, respectively.  At our current stock trading price levels, it is highly probable that the holders of these notes will exercise their put option.  If we are required to repurchase our 3.0% Notes and 4.875% Notes, we may seek access to capital markets to secure debt and equity financing.  The timing, terms, size and pricing of any debt and equity financing will depend on investor interest and market conditions and there can be no assurance that we will be able to obtain any such financings.  As a result, we may not be able to refinance or extinguish these notes on the put dates.  The inability to successfully refinance or extinguish these notes upon a put could have a significant negative impact on our operating results and the value of our securities.

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

•                  restrictions on some sales of certain assets and the use of proceeds from asset sales;

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

Future financing arrangements may contain additional restrictions and tests.  All of these restrictive covenants may limit our ability to pursue our business strategies, prevent us from taking action that could increase the value of our securities or may require actions that decrease the value of our securities.  In addition, we may fail to meet the tests and thereby default on one or more of our obligations (particularly if the economy continues to weaken and thereby reduce our advertising revenues).  If we default on our obligations, creditors could require immediate payment of the obligations or foreclose on collateral.  If this happens, we could be forced to sell assets or take other actions that could significantly reduce the value of our securities and we may not have sufficient assets or funds to pay our debt obligations.

We may be able to incur significantly more debt in the future, which could increase the foregoing risks related to our indebtedness.

At December 31, 2008, we had $84.0 million available (subject to certain borrowing conditions) for additional borrowings under the Bank Credit Agreement, all of which was available under our current borrowing capacity.  In addition, under the terms of our debt instruments, we may be able to incur substantial additional indebtedness in the future, including additional senior debt and in some cases, secured debt.  Provided we meet certain financial and other covenants, the terms of the indentures governing our outstanding notes do not prohibit us from incurring such additional indebtedness.  If we incur additional indebtedness, the risks described above relating to having substantial debt could intensify.

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

The non-renewal or termination of any of our network affiliation agreements would prevent us from being able to carry programming of the relevant network.  This loss of programming would require us to obtain replacement programming, which may involve higher costs and which may not be as attractive to our target audiences, resulting in reduced revenues.  Upon the termination of any of the above affiliation agreements, we would be required to establish a new affiliation agreement with another network or operate as an independent station.  At such time, the remaining value of the network affiliation asset could become impaired and we would be required to write down the value of the asset to its estimated fair value.  In addition, as network affiliation agreements come up for renewal we may not be able to negotiate terms as favorable as the previous agreement.  All eight affiliation agreements between ABC and our stations expire on December 31, 2009.  At this time, we cannot predict the final outcome of future negotiations for those affiliation agreements or for any others and what impact, if any, they may have on our consolidated balance sheets, consolidated statements of operations or consolidated statements of cash flows.

On February 9, 2009, MyNetworkTV announced that it was moving to a new program services model pursuant to which it would obtain for its affiliates popular programming that has previously aired on other networks, rather than continuing to create first-run programming as is generally the case in a typical network model.  MyNetworkTV has advised us that in connection with this change to what it refers to as a “hybrid” model it believes it has the right to terminate all of its existing affiliate agreements, including those with our 17 MyNetworkTV affiliates, and negotiate new agreements for this programming service with the television stations that have been MyNetworkTV affiliates.  On March 3, 2009, we received notice from MyNetworkTV claiming that they cease to exist as a network and therefore, are terminating each of our affiliation agreements effective September 26, 2009.  We are currently considering the options we have for programming these television stations and do not necessarily agree that MyNetworkTV will cease operating as a network.  We cannot predict the likelihood of success of the new model being proposed by MyNetworkTV and the impact that this change will have on the performance of our stations.  See Item 1. Business, Television Broadcasting table for further information regarding our affiliation agreements.

The effects of the economic environment could require us to record an asset impairment of goodwill and FCC licenses.

Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (FAS 142) requires companies to analyze goodwill and certain other intangible assets for impairment.  FAS 142 establishes a method of testing goodwill and FCC licenses for impairment on an annual basis, or on an interim basis if an event occurs that would reduce the fair value of a reporting unit or an indefinite-lived asset below its carrying value.

At least annually, we test our goodwill and FCC licenses for impairment.  To perform this test, we estimate the fair values of our reporting units for goodwill and FCC licenses using a combination of observed prices paid for similar assets and liabilities, discounted cash flow models and appraisals.  We make certain critical estimates about the future revenue growth rates within each of our markets as well as the discount rates and comparable multiples that would be used by market participants in an arms-length transaction.  If these growth rates or multiples decline or if the discount rate increases, our goodwill and/or FCC licenses’ carrying amounts could be in excess of the estimated fair value.  An impairment of some or all of the value of these assets could result in a material effect on the consolidated statements of operations in the future.  As of December 31, 2008 we had $824.2 million and $132.4 million of goodwill and broadcast licenses, respectively.  As of December 31, 2008, goodwill and broadcast licenses in aggregate represented 52.7% of total assets.  Due to the economic recession, we may be more susceptible to potential impairment in 2009.

Key officers and directors have financial interests that are different and sometimes opposite from our own and we may engage in transactions with these officers and directors that may benefit them to the detriment of other securityholders.

Some of our officers, directors and majority shareholders own stock or partnership interests in businesses that engage in television broadcasting, do business with us or otherwise do business that conflicts with our interests.  They may transact some business with us upon approval by the independent members of our Board of Directors even if there is a conflict of interest or they may engage in business competitive to our business and those transactions may benefit the officers, directors or majority shareholders to the detriment of our securityholders.  David D. Smith, Frederick G. Smith, and J. Duncan Smith are each an officer and director of Sinclair and Robert E. Smith is a director of Sinclair.  Together, the Smiths hold shares of our common stock that control the outcome of most matters submitted to a vote of shareholders.  The Smiths own a controlling interest in a television station which we program pursuant to an LMA.  The Smiths also own businesses that lease real property and tower space to us and engage in other transactions with us.  David D. Smith, Frederick G. Smith, J. Duncan Smith, Robert E. Smith and David B. Amy, our Executive Vice President and Chief Financial Officer, together own interests in Allegiance Capital Limited Partnership, a limited partnership in which we also hold an interest.  Frederick G. Smith owns an interest in Patriot Capital II, L.P., a limited partnership in which we also hold an interest.  Also, David D. Smith, Frederick G. Smith, J. Duncan Smith and Robert E. Smith together own a portion of the stock of G1440, a company in which we own an interest.  During 2008, David D. Smith sold his interest in Acrodyne Communications, Inc., a company of which we also own an interest.  We can give no assurance that these transactions or any transactions that we may enter into in the future with our officers, directors or majority shareholders, have been, or will be, negotiated on terms as favorable to us as we would obtain from unrelated parties.

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

The Smiths exercise control over most matters submitted to a shareholder vote and may have interests that differ from other securityholders.  They may, therefore, take actions that are not in the interests of other securityholders.

David D. Smith, Frederick G. Smith, J. Duncan Smith and Robert E. Smith hold shares representing approximately 87.0% of the common stock voting rights and, therefore, control the outcome of most matters submitted to a vote of shareholders, including, but not limited to, electing directors, adopting amendments to our certificate of incorporation and approving corporate transactions.  The Smiths hold substantially all of the Class B Common Stock, which have ten votes per share.  Our Class A Common Stock has only one vote per share.  In addition, the Smiths hold half our board of directors’ seats and, therefore, have the power to exert significant influence over our corporate management and policies.  The Smiths have entered into a stockholders’ agreement pursuant to which they have agreed to vote for each other as candidates for election to the board of directors until June 13, 2015.

Circumstances may occur in which the interests of the Smiths, as the controlling security holders, could be in conflict with the interests of other securityholders and the Smiths would have the ability to cause us to take actions in their interest.  In addition, the Smiths could pursue acquisitions, divestitures or other transactions that, in their judgment, could enhance their equity investment, even though such transactions might involve risks to our other securityholders.  (See Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters and Item 13. Certain Relationships and Related Transactions, which will be included as part of our Proxy Statement for our 2009 Annual Meeting.)

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

The FCC regulates our business, just as it does all other companies in the broadcasting industry.  We must ask the FCC’s approval whenever we need a new license, seek to renew, assign or modify a license, purchase a new station, sell an existing station or transfer the control of one of our subsidiaries that holds a license.  Our FCC licenses and those of the stations we program pursuant to LMAs are critical to our operations; we cannot operate without them.  We cannot be certain that the FCC will renew these licenses in the future or approve new acquisitions in a timely manner, if at all.  If licenses are not renewed or acquisitions approved, we may lose revenue that we otherwise could have earned.

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

Changes in Rules on Television Ownership

Congress passed a bill requiring the FCC to establish a national audience reach cap of 39% that was signed into law on January 23, 2004.  This law permits broadcast television owners to own more television stations nationally, potentially affecting our competitive position.

In June 2003, the FCC adopted new multiple ownership rules.  In July 2004, the Court of Appeals for the Third Circuit issued a decision which upheld a portion of such rules and remanded the matter to the FCC for further justification of the rules.  The court also issued a stay of the 2003 rules pending the remand.  Several parties, including us, filed petitions with the Supreme Court of the United States seeking review of the Third Circuit decision, but the Supreme Court denied the petitions in June 2005.  In July 2006, as part of the FCC’s statutorily required quadrennial review of its media ownership rules, the FCC released a Further Notice of Proposed Rule Making seeking comment on how to address the issues raised by the Third Circuit’s decision, among other things, remanding the local television ownership rule.  In February 2008, the FCC released an order containing its current ownership rules, which re-adopted its 1999 local television ownership rule.  On February 29, 2008, several parties, including us, separately filed petitions for review in a number of federal appellate courts challenging the FCC’s current ownership rules.  By lottery, those petitions were consolidated in the U.S. Court of Appeals for the Ninth Circuit.  In July 2008, several parties, including us, filed motions to transfer the consolidated proceedings to the U.S. Court of Appeals for the D.C. Circuit and other parties requested transfer to the U.S. Court of Appeals for the Third Circuit.  In November 2008, the Ninth Circuit transferred the consolidated proceedings to the Third Circuit and the proceedings are pending.

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

On November 15, 1999, we entered into a plan and agreement of merger to acquire through merger WMYA-TV (formerly WBSC-TV) in Anderson, South Carolina from Cunningham Broadcasting Corporation (Cunningham), but that transaction was denied by the FCC.  In light of the change in the 2003 ownership rules, we filed a petition for reconsideration with the FCC and amended our application to acquire the license of WMYA-TV.  We also filed applications in November 2003 to acquire the license assets of the remaining five Cunningham stations: WRGT-TV, Dayton, Ohio; WTAT-TV, Charleston, South Carolina; WVAH-TV, Charleston, West Virginia; WNUV-TV, Baltimore, Maryland; and WTTE-TV, Columbus, Ohio.  Rainbow/PUSH filed a petition to deny these five applications and to revoke all of our licenses.  The FCC dismissed our applications in light of the stay of the 2003 ownership rules and also denied the Rainbow/PUSH petition.  Rainbow/PUSH filed a petition for reconsideration of that denial and we filed an application for review of the dismissal.  In 2005, we filed a petition with the U. S. Court of Appeals for the D. C. Circuit requesting that the Court direct the FCC to take final action on our applications, but that petition was dismissed.  On January 6, 2006, we submitted a motion to the FCC requesting that it take final action on our applications.  Both the applications and the associated petition to deny are still pending.  We believe the Rainbow/PUSH petition is without merit.   On February 8, 2008, we filed a petition with the U.S. Court of Appeals for the D.C. Circuit requesting that the Court direct the FCC to take final action on these applications and cease its use of the 1999 local television ownership rule that it re-adopted as the permanent rule in 2008.  In July 2008, the D.C. Circuit transferred the case to the U.S. Court of Appeals for the Ninth Circuit, and we filed a petition with the D.C. Circuit challenging that decision, which was denied.  We also filed with the Ninth Circuit a motion to transfer that case back to the D.C. Circuit.  The motion to transfer is pending.  The FCC filed a motion with the Ninth Circuit seeking to consolidate this matter with the pending appeals of the FCC’s February 2008 decision re-adopting the 1999 local television ownership rule.  We have opposed such consolidation, and the motion is pending.

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

Use of outsourcing agreements

In addition to our LMAs, we have entered into four (and may seek opportunities for additional) outsourcing agreements in which our stations provide or are provided various non-programming related services such as sales, operational and managerial services to or by other stations.  Pursuant to these agreements, one of our stations in Nashville, Tennessee and Cedar Rapids, Iowa currently provides services to another station in each’s respective market and another party provides services to our stations in Peoria/Bloomington, Illinois and Rochester, New York.  We believe this structure allows stations to achieve operational efficiencies and economies of scale, which should otherwise improve broadcast cash flow and competitive positions.  While television joint sales agreements (JSAs) are not currently “attributable”, on August 2, 2004, the FCC released a notice of proposed rulemaking seeking comments on its tentative conclusion that television joint sales agreements should be attributable.  We cannot predict the outcome of this proceeding, nor can we predict how any changes, together with possible changes to the ownership rules, would apply to our existing outsourcing agreements.

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

The pendency and indeterminacy of the outcome of these ownership rules, which pose to limit our ability to provide services to additional or existing stations pursuant to licenses, LMAs, outsourcing agreements or otherwise, expose us to a certain amount of volatility, particularly if the outcomes are adverse to us.  Further, resolution of these ownership rules has been and will likely continue to be a cost burden and a distraction to our management and the indefinite continuation may have a negative effect on our business.

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

New Technology and the subdivision of markets

Cable providers, direct broadcast satellite companies and telecommunication companies are developing new technology that allows them to transmit more channels on their existing equipment to highly targeted audiences, reducing the cost of creating channels and potentially leading to the division of the television industry into ever more specialized niche markets.  Competitors who target programming to such sharply defined markets may gain an advantage over us for television advertising revenues.  The decreased cost of creating channels may also encourage new competitors to enter our markets and compete with us for advertising revenue.  In addition, emerging technologies that will allow viewers to digitally record, store and play back television programming may decrease viewership of commercials as recorded by media measurement services such as Nielsen Media Research and, as a result, lower our advertising revenues.  The broadcast and advertising industries have agreed on a ratings standard that includes live viewing plus viewers who watch a program within 72 hours of its original appearance.

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

•                  internet providers; and

•                  competition from other emerging technologies including mobile television.

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

We may not be able to renegotiate retransmission consent agreements at terms comparable to or more favorable than our current agreements upon expiration.

Since 2006 revenue from our retransmission consent agreements has grown significantly on a consistent basis.  However, as certain retransmission consent agreements expire, we may not be able to renegotiate such agreements at terms comparable to or more favorable than our current agreements.  This may cause revenues and/or revenue growth from our retransmission consent agreements to decrease under the renegotiated terms despite the fact that our current retransmission consent agreements include automatic annual fee escalators.

We could be adversely affected by labor disputes and legislation and other union activity.

The cost of producing and distributing entertainment programming has increased substantially in recent years due to, among other things, the increasing demands of creative talent and industry-wide collective bargaining agreements.  Although we generally purchase programming content from others rather than produce it ourselves, our program suppliers engage the services of writers, directors, actors and on-air and other talent, trade employees and others, some of whom are subject to these collective bargaining agreements.  If our program suppliers are unable to renew expiring collective bargaining agreements, it is possible that the affected unions could take action in the form of strikes or work stoppages.  Failure to renew these agreements, higher costs in connection with these agreements or a significant labor dispute could adversely affect our business by causing delays in production that lead to declining viewers, and reductions in the profit margins of our programming and the amounts we can charge advertisers for time.  Further, any changes in the existing labor laws, including the possible enactment of the Employee Free Choice Act, may further the realization of the foregoing risks.

The commencement of the Iraq War resulted in a decline in advertising revenues and negatively impacted our operating results.  Future conflicts, terrorist attacks or other acts of violence may have a similar effect.

The commencement of the war in Iraq in 2002 resulted in a reduction of advertising revenues as a result of uninterrupted news coverage and general economic uncertainty.  During the first quarter of 2003, we experienced $2.2 million in advertiser cancellations and preemptions, which resulted in lower earnings than we would have experienced without this disruption.  If the United States becomes engaged in similar conflicts in the future, there may be a similar adverse effect on our results of operations.  Also, any terrorist attacks or other acts of violence may have a similar negative effect on our business or results of operations.

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

If our Class A Common Stock fails to meet all applicable listing requirements, it could be delisted from the NASDAQ Global Select Market, which could adversely affect the market price and liquidity of our Class A Common Stock and harm our financial condition and business.

Our Class A common stock is currently traded on the NASDAQ Global Select Market (the Exchange) under the symbol “SBGI.”  If we fail to meet any of the continued listing standards of the Exchange, our Class A Common Stock could be delisted from the Exchange.  These continued listing standards include, among others, maintaining a $1.00 minimum closing bid price per share.  NASDAQ has suspended the minimum $1.00 closing bid price rule through Friday, April 17, 2009.  The rule is scheduled to be reinstated on Monday, April 20, 2009.

Our Class A Common Stock has traded at or below $1.00 per share in the past month.  If the NASDAQ rule is reinstated and our Class A Common Stock trades below $1.00 per share for thirty consecutive trading days, there can be no assurance that NASDAQ will not take action to enforce its listing requirements.

If our Class A Common Stock were to be delisted from the Exchange, we could apply to list our Class A Common Stock on the NASDAQ Capital Market, or our Class A Common Stock could be traded in the over-the-counter market on an electronic bulletin board, such as the OTC Bulletin Board or the Pink Sheets.  Any delisting could adversely affect the market price and the liquidity of our Class A Common Stock and negatively impact our financial condition and business.

Our ability to pay dividends in the future is subject to many factors.

In February 2009, we suspended our dividends indefinitely.  Our ability to pay any future dividends may be impaired if any of the risks described in this Item 1A were to occur.  In addition, payment of dividends depends on our results of operations, cash requirements and surplus, financial condition, covenant restrictions and other factors that our Board of Directors may deem relevant from time to time.  See Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer purchases of Equity Securities — Dividend Policy for more information.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Generally, each of our stations has facilities consisting of offices, studios and tower sites.  Transmitter and tower sites are located to provide maximum signal coverage of our stations’ markets.  We believe that all of our properties, both owned and leased, are generally in good operating condition, subject to normal wear and tear and are suitable and adequate for our current business operations.  The following is a summary of our principal owned and leased real properties.  Approximately 67,000 square feet of the leased office and studio building below related to our corporate facilities.  We believe that no one property represents a material amount of the total properties owned or leased.  See Item 1. Business, for a listing of our station locations.

Broadcast Segment	Owned	Leased
Office and studio buildings	502,134 square feet	417,290 square feet
Office and studio land	161 acres	4 acres
Transmitter building sites	83,526 square feet	75,481 square feet
Transmitter and tower land	1,130 acres	1,437 acres

Other Operating Divisions Segment	Owned	Leased
Office and warehouse buildings	—	130,117 square feet
Recreational land	722 acres	—
Real estate rental property	344,214 square feet	9,300 square feet
Land held for development and sale	1,721 acres	—

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

No matters were submitted to a vote of our shareholders during the fourth quarter of 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A Common Stock is listed for trading on the NASDAQ stock market under the symbol SBGI.  Our Class B Common Stock is not traded on a public trading market or quotation system.  The following tables set forth for the periods indicated the high and low closing sales prices on the NASDAQ stock market for our Class A Common Stock.

2008	High	Low
First Quarter	$10.62	$7.78
Second Quarter	$9.90	$7.60
Third Quarter	$7.80	$4.96
Fourth Quarter	$5.27	$1.97

2007	High	Low
First Quarter	$15.65	$10.73
Second Quarter	$17.50	$14.15
Third Quarter	$15.07	$11.44
Fourth Quarter	$13.18	$8.21

As of February 26, 2009, there were approximately 90 shareholders of record of our common stock.  This number does not include beneficial owners holding shares through nominee names.

Dividend Policy

We believe our operating cash flow and availability on our revolver would have enabled us to continue paying our current quarterly dividend throughout 2009, however in February 2009, we decided it was prudent to suspend the dividend due to the current negative economic climate.  Future dividends on our common shares, if any, will be at the discretion of our Board of Directors and will depend on several factors including our results of operations, cash requirements and surplus, financial condition, covenant restrictions and other factors that the Board of Directors may deem relevant.  Our Bank Credit Agreement and some of our subordinated debt instruments have general restrictions on the amount of dividends that may be paid.  Under the indentures governing our 8.0% Senior Subordinated Notes, due 2012, we are restricted from paying dividends on our common stock unless certain specified conditions are satisfied, including that:

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

Our dividend paid during 2008 of 20 cents per share per quarter and during 2007 of 15 cents per share per quarter, except for the fourth quarter dividend of 17.5 cents per share, was not in excess of any applicable restrictions or conditions contained within the indentures of our various senior subordinated notes and our Bank Credit Agreement.

During 2007, the Board of Directors voted to increase the dividend twice.  On February 14, 2007, we announced that our Board of Directors approved an increase to our annual dividend to 60 cents per share from 50 cents per share.  On October 31, 2007, we announced that our Board of Directors approved an increase to our annual dividend to 70 cents per share from 60 cents per share.  On February 6, 2008, we announced that our Board of Directors approved an increase to our annual dividend to 80 cents per share from 70 cents per share.  The 2008 and 2007 dividends declared were as follows:

For the quarter ended	Quarterly Dividend Per Share	Annual Dividend Per Share	Date dividends were paid
March 31, 2008	$0.200	$0.800	April 14, 2008
June 30, 2008	$0.200	$0.800	July 14, 2008
September 30, 2008	$0.200	$0.800	October 10, 2008
December 31, 2008	$0.200	$0.800	January 12, 2009

For the quarter ended	Quarterly Dividend Per Share	Annual Dividend Per Share	Date dividends were paid
March 31, 2007	$0.150	$0.600	April 12, 2007
June 30, 2007	$0.150	$0.600	July 12, 2007
September 30, 2007	$0.150	$0.600	October 11, 2007
December 31, 2007	$0.175	$0.700	January 14, 2008

Issuer Purchases of Equity Securities

The following table summarizes repurchases of our stock in the quarter ended December 31, 2008:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as a Part of a Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Program (in millions)
Class A Common Stock: (b)
10/01/08 – 10/31/08	3,750,601	$3.45	3,750,601	$120.7
11/01/08 – 11/30/08	230,564	$2.37	230,564	$120.1
12/01/08 – 12/31/08	—	$—	—	$—

(a)          All repurchases were made in open-market transactions.

(b)         On October 28, 1999, we announced a share repurchase program.  On February 5, 2008, the Board of Directors renewed its authorization to repurchase up to $150.0 million of our Class A Common Stock.  There is no expiration date for this program and currently, management has no plans to terminate this program.

During the fourth quarter of 2008 we repurchased, in the open market, $1.0 million face value of our existing 8.0% Senior Subordinated Notes, due 2012 (the 8.0% Notes), $6.1 million face value of our 6.0% Convertible Debentures, due 2012 (the 6.0% Debentures) and $6.5 million face value of our 4.875% Convertible Senior Notes, due 2018 (the 4.875% Notes). The Board of Directors has approved all debt redemptions.

ITEM 6.          SELECTED FINANCIAL DATA

The selected consolidated financial data for the years ended December 31, 2008, 2007, 2006, 2005 and 2004 have been derived from our audited consolidated financial statements.  The consolidated financial statements for the years ended December 31, 2008, 2007 and 2006 are included elsewhere in this report.

The information below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements included elsewhere in this report.

STATEMENTS OF OPERATIONS DATA

(In thousands, except per share data)

	Years Ended December 31,
	2008	2007	2006	2005	2004
Statements of Operations Data:
Net broadcast revenues (a)	$639,163	$622,643	$627,075	$606,450	$625,303
Revenues realized from station barter arrangements	59,877	61,790	54,537	54,908	57,713
Other operating divisions revenues	55,434	33,667	24,610	22,597	13,054
Total revenues	754,474	718,100	706,222	683,955	696,070

Station production expenses	158,965	148,707	144,236	149,033	151,783
Station selling, general and administrative expenses	136,142	140,026	137,995	135,870	143,357
Expenses recognized from station barter arrangements	53,327	55,662	49,358	50,334	53,258
Depreciation and amortization (b)	147,527	157,178	153,399	136,916	154,212
Other operating divisions expenses	59,987	33,023	24,193	20,944	14,932
Corporate general and administrative expenses	26,285	24,334	22,795	21,220	21,496
Gain on asset exchange	(3,187)	—	—	—	—
Impairment of intangibles	463,887	—	15,589	—	—
Operating (loss) income	(288,459)	159,170	158,657	169,638	157,032

Interest expense and amortization of debt discount and deferred financing cost	(77,718)	(95,866)	(115,217)	(120,002)	(120,400)
Interest income	743	2,228	2,008	650	191
Gain (loss) from sale of assets	66	(21)	143	(80)	(44)
Gain (loss) from extinguishment of debt	5,451	(30,716)	(904)	(1,937)	(2,453)
Gain from derivative instrument	999	2,592	2,907	21,778	29,388
(Loss) income from equity and cost investees	(2,703)	601	6,338	(1,426)	1,100
Gain on insurance settlement	—	—	—	1,193	3,341
Other income, net	3,787	1,227	1,159	721	894
(Loss) income from continuing operations before income taxes	(357,834)	39,215	55,091	70,535	69,049
Income tax benefit (provision)	116,484	(18,800)	(6,589)	(36,027)	(27,959)
(Loss) income from continuing operations	(241,350)	20,415	48,502	34,508	41,090
Discontinued operations:
(Loss) income from discontinued operations, net of related income taxes	(141)	1,219	3,701	5,400	(17,068)
Gain on sale of discontinued operations, net of related income taxes	—	1,065	1,774	146,024	—
Net (loss) income	$(241,491)	$22,699	$53,977	$185,932	$24,022

Basic and Diluted (Loss) Earnings Per Common Share:
(Loss) earnings per share from continuing operations	$(2.82)	$0.23	$0.57	$0.65	$0.36
Earnings (loss) per share from discontinued operations	$—	$0.03	$0.06	$1.77	$(0.20)
(Loss) earnings per share	$(2.82)	$0.26	$0.63	$2.43	$0.16
Dividends declared per share	$0.800	$0.625	$0.450	$0.030	$0.075

Balance Sheet Data:
Cash and cash equivalents	$16,470	$20,980	$67,408	$9,655	$10,491
Total assets	$1,816,677	$2,224,655	$2,271,580	$2,280,641	$2,465,663
Total debt (c)	$1,376,096	$1,344,349	$1,413,623	$1,450,738	$1,639,615
Total shareholders’ (deficit) equity	$(83,703)	$252,774	$266,645	$249,722	$226,551

(a)          Net broadcast revenues is defined as broadcast revenues, net of agency commissions.

(b)         Depreciation and amortization includes amortization of program contract costs and net realizable value adjustments, depreciation and amortization of property and equipment and amortization of definite-lived intangible broadcasting assets and other assets.

(c)          Total debt is defined as notes payable, capital leases and commercial bank financing, including the current and long-term portions.  Total debt does not include our preferred stock; in applicable years related balances were outstanding including 2004.

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

Executive Overview — a description of our business, financial highlights from 2008, information about industry trends and sources of revenues and operating costs;

Critical Accounting Policies and Estimates — a discussion of the accounting policies that are most important in understanding the assumptions and judgments incorporated in the consolidated financial statements and a summary of recent accounting pronouncements;

Results of Operations — a summary of the components of our revenues by category and by network affiliation, a summary of other operating data and an analysis of our revenues and expenses for 2008, 2007 and 2006, including comparisons between years and expectations for 2009; and

Liquidity and Capital Resources — a discussion of our primary sources of liquidity, an analysis of our cash flows from or used in operating activities, investing activities and financing activities, a discussion of our dividend policy and a summary of our contractual cash obligations and off-balance sheet arrangements.

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

We have two reportable operating segments, “broadcast” and “other operating divisions” that are disclosed separately from our corporate activities.  Our broadcast segment includes our stations.  Currently, our other operating divisions segment primarily earn revenues from information technology staffing, consulting and software development; transmitter manufacturing; sign design and fabrication; regional security alarm operating and bulk acquisitions; and real estate ventures.  Corporate costs primarily include our costs to operate as a public company and to operate our corporate headquarters location.  Corporate is not a reportable segment.

Sinclair Television Group, Inc. (STG), included in the broadcast segment and a wholly owned subsidiary of Sinclair Broadcast Group, Inc. (SBG) which is included in corporate, is the primary obligor under our existing Bank Credit Agreement, as amended and the 8.0% Senior Subordinated Notes, due 2012.  Our Class A Common Stock, Class B Common Stock, the 6.0% Debentures, the 4.875% Notes and the 3.0% Notes remain obligations or securities of SBG and are not obligations or securities of STG.

2008 Highlights

•                  On February 1, 2008, we purchased the non-license assets of KFXA-TV in Cedar Rapids, Iowa for $17.1 million in cash and the right to purchase licensed assets, pending FCC approval, for $1.9 million.  Our CBS affiliate, KGAN-TV in Cedar Rapids, Iowa, will provide sales and other non-programming related services to KFXA-TV pursuant to a joint sales agreement;

•                  In February 2008, we increased our quarterly dividend rate to 20 cents per share and in February 2009 suspended our quarterly dividend;

•                  In March 2008, the counterparty to our $300.0 million notional amount interest rate swaps exercised its option to terminate the swaps.  As a result, we were paid an $8.0 million termination fee;

•                  On March 3, 2008, the FCC released an order requiring, among other things, that each full-power television station provides to its viewers, through compliance with one of several alternative sets of rules, certain on-air information about the transition to digital television until June 30, 2009.  Each station is also required to report its activities in this regard to the FCC and place such reports in its public inspection files;

•                  In June 2008, we entered into an agreement to purchase the assets of WTVR-TV in Richmond-Petersburg, Virginia and simultaneously sell the license assets of WRLH-TV in Richmond, Virginia to an unrelated third party.  In August 2008, the U.S. Department of Justice-Antitrust Division declined the approval of the acquisition of WTVR-TV due to a Consent Decree between the seller and the Department of Justice;

•                  In July 2008, we entered into a news share agreement in which WHO-TV, owned by Local TV, LLC, will produce a newscast to air on KDSM-TV in Des Moines, Iowa;

•                  In October 2008, the Company received a $17.2 million federal income tax cash refund;

•                  During 2008, we recorded $193.5 million and $270.4 million in impairment of goodwill and broadcast licenses, respectively;

•                  During 2008, we repurchased on the open market pursuant to a share repurchase plan, 6.7 million shares of Class A Common Stock for $29.8 million, including transaction costs;

•                  During 2008, we repurchased in the open market $38.8 million face value of the 8.0% Notes, $18.1 million of our 6.0% Debentures and $6.5 million of our 4.875% Notes;

•                  During 2008, we acquired $53.5 million in non-television assets which includes $34.5 million for Bay Creek South, LLC and $19.0 million for Jefferson Park Development, LLC;

•                  During 2008, we made new investments of $32.6 million and add-on cash investments of $3.2 million primarily in real estate ventures and $6.2 million in private investment funds; and

•                  Market share survey results reflect that our stations’ share of the television advertising market, excluding political, in 2008 increased to 18.5%, from 17.6% in 2007.

Other Highlights

•                  On February 4, 2009, Congress passed the “DTV Delay Act” that extends the date for the completion of the DTV transition from February 17, 2009 to June 12, 2009.  Pursuant to the rules and with the consent of the FCC all but 12 of our stations ceased analog operations on the original February 17, 2009 dates;

•                  As of the filing date, in first quarter 2009, we repurchased in the open market $45.7 million of our 3.0% Convertible Senior Notes, due 2027, and $1.0 million of the 6.0% Debentures; and

•                  As of the filing date, in first quarter 2009, we repurchased 0.2 million shares of Class A Common Stock for $0.2 million, including transaction costs.

Industry Trends

•                 Political advertising increases in even-numbered years, such as 2008, due to the advertising expenditures from candidates running in local and national elections.  In every fourth year, such as 2008, political advertising is elevated further due to the presidential election.  In addition, political revenue has consistently risen between election years such as from 2004 to 2008;

•                 On February 4, 2009, Congress passed the “DTV Delay Act” that extends the date for the termination of analog transmission from February 17, 2009 to June 12, 2009.  Based on the latest “DTV Delay Act”, all broadcast television stations must terminate broadcasting the analog signal;

•                 The FCC has permitted broadcast television stations to use their digital spectrum for a wide variety of services including multi-channel broadcasts.  The FCC “must carry” rules only apply to a station’s primary digital stream;

•                 A number of other broadcasters, including Sinclair, have joined together in what is known as the Open Mobile Video Coalition to promote the development of mobile digital broadcasting applications.  We believe there is potential for broadcasters to create an additional revenue stream by providing their signals to mobile devices;

•                 Retransmission consent rules provide a mechanism for broadcasters to seek payment from multi-channel video programming distributors (MVPDs) who carry broadcasters’ signals.  Recognition of the value of the programming content provided by broadcasters has generated a sustainable, annual payment stream which we expect to continue to grow;

•                 Automotive-related advertising is a significant portion of our total net revenues in all periods presented and these revenues have been trending downward especially in 2008 and as of the date of this filing due to the recent economic turmoil;

•                 Many broadcasters are enhancing/upgrading their websites to use the internet to deliver rich media content, such as newscasts and weather updates, to attract advertisers;

•                 Seasonal advertising increases in the second and fourth quarters due to the anticipation of certain seasonal and holiday spending by consumers, although this trend may be disrupted due to the recession;

•                 Rating service fees are likely to increase as Nielsen rolls out its people meter and audience measurement devices;

•                 Broadcasters have found ways to increase returns on their news programming initiatives while continuing to maintain locally produced content through the use of news sharing arrangements;

•                 Station outsourcing arrangements are becoming more common as broadcasters seek out ways to improve revenues and margins;

•                 Advertising revenue related to the Olympics occurs in even numbered years and the Super Bowl is aired on a different network each year.  Both of these popularly viewed events can have an impact on our advertising revenues; and

•                 Compensation from networks to their affiliates in exchange for broadcasting of network programming has significantly declined in recent years.

Sources of Revenues and Costs

The spot market includes advertising time purchased from individual stations.  Local spots are purchased in one market and aimed only at the audience in that particular market while national spots are bought by national advertisers in several markets.  The upfront market relates to when networks sell national advertising time for a full broadcast year through an upfront negotiation typically in May.  The scatter market is when networks sell advertising time from available unsold inventory at rates different from those obtained during the upfront.  Most of our revenues are generated from the transactional spot market rather than the traditional upfront and scatter markets that networks access.  These operating revenues are derived from local and national advertisers and, to a much lesser extent, from political advertisers.  From 2006 to 2008, we generated significant new revenues from our retransmission consent agreements.  These agreements have helped to produce a new, viable revenue stream that has replaced the steady decline in revenues from television network compensation.  While we expect revenues from our retransmission consent agreements to continue to grow over the next fiscal year and beyond, these revenues may not significantly increase at the rates, such as the increase from 2006 to 2008, since our significant MVPDs are under contract.  However, as contracts expire we expect to negotiate favorable terms to grow our revenue stream.  In addition, most contracts contain automatic annual fee escalators.  Our revenues from local advertisers had seen a continued upward trend until 2008 when non-political revenues fell from 2007 due to the economic recession.  Revenues from national advertisers have continued to trend downward when measured as a percentage of total broadcast revenues.  We believe this trend is the result of our focus on increasing local advertising revenues as a percentage of total advertising revenues, combined with a decrease in overall spending by national advertisers and an increase in the number of competitive media outlets providing national advertisers multiple alternatives in which to advertise their goods or services.  Our efforts to mitigate the effect of these increasingly competitive media outlets for national advertisers include continuing our efforts to increase local revenues and developing innovative sales and marketing strategies to sell traditional and non-traditional services to our advertisers.

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

We have determined our broadcast licenses to be indefinite-lived intangible assets under Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (FAS 142), which requires such assets along with our goodwill to be tested for impairment on an annual basis or more often when certain triggering events occur.  As of December 31, 2008, we had $824.2 million of goodwill, $132.4 million in broadcast licenses, and $205.7 million in definite-lived intangibles.  We test our broadcast licenses and broadcast goodwill by estimating the fair market value of the broadcast licenses, or the fair value of our reporting units in the case of goodwill, using a combination of quoted market prices, observed earnings/cash flow multiples paid for comparable television stations, discounted cash flow models and appraisals.  We then compare the estimated fair market value to the book value of these assets to determine if an impairment exists.  We aggregate our stations by market for purposes of our goodwill and license impairment testing and we believe that our markets are most representative of our broadcast reporting units because we view, manage and evaluate our stations on a market basis.  Furthermore, in our markets operated as duopolies, certain costs of operating the stations are shared including the use of buildings and equipment, the sales force and administrative personnel.  Our discounted cash flow model is based on our judgment of future market conditions within each designated marketing area, as well as discount rates that would be used by market participants in an arms-length transaction.  Future events could cause us to conclude that market conditions have declined or discount rates have increased to the extent that our broadcast licenses and/or goodwill could be impaired.  Any resulting impairment loss could have a material adverse impact on our consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows.  Based on assessments performed during the years ended December 31, 2008 and 2006, we recorded $463.9 million and $15.6 million, respectively, in impairment losses on our goodwill and broadcast licenses.  The impairment charge taken in 2008 was primarily due to the severe economic downturn during the fourth quarter, and as a result, we made downward revisions to forecasted cash flow, cash flow multiples and growth rates.  There was no impairment recorded for the year ended December 31, 2007.

The implied value of our broadcast goodwill is calculated using a discounted cash flow model for 4 years and estimating the terminal value of the reporting units using a multiple of cash flows.   The value of our broadcast licenses is calculated using a discounted cash flow model for 8 years and estimating the terminal value based on the constant growth model and a compound annual growth rate.  The key assumptions used to determine the fair value of our reporting units to test our goodwill for impairment and broadcast licenses in 2008 were as follows:

	Goodwill	Broadcast Licenses
Revenue annual growth rate	2.0% - 5.0%	1.8% - 3.5%
Expense annual growth rate	2.0% - 2.5%	1.9% - 3.4%
Discount rate	10.0%	10.8%
Comparable business multiple/Constant growth rate	9.0 times cash flow	1.8% - 3.5%

An increase in our discount rate of 10.0% would increase our goodwill impairment by $2.6 million and a decrease in our multiple of 4.0% would increase our goodwill impairment by $2.3 million.  An increase in our discount rate of greater than 10.0% or a decrease in our multiple of greater than 4.0% would likely change the number of reporting units that would fail our Step 1 test of FAS 142 and could lead to additional amounts of goodwill impairment.

Revenue Recognition.  Advertising revenues, net of agency commissions, are recognized in the period during which time spots are aired.  All other revenues are recognized as services are provided.  The revenues realized from station barter arrangements are recorded as the programs are aired at the estimated fair value of the advertising airtime given in exchange for the program rights.

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

Allowance for Doubtful Accounts.  We maintain an allowance for doubtful accounts for estimated losses resulting from extending credit to our customers that are unable to make required payments.  If the economy and/or the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  For example, a 10% increase in the balance of our allowance for doubtful accounts as of December 31, 2008, would reduce net income available to common shareholders by approximately $0.3 million.  The allowance for doubtful accounts was $3.3 million and $3.9 million as of December 31, 2008 and 2007, respectively.

Program Contract Costs.  We have agreements with distributors for the rights to televise programming over contract periods, which generally run from one to seven years.  Contract payments are made in installments over terms that are generally equal to or shorter than the contract period.  Each contract is recorded as an asset and a liability at an amount equal to its gross cash contractual commitment when the license period begins and the program is available for its first showing.  The portion of program contracts which become payable within one year is reflected as a current liability in the consolidated balance sheets. As of December 31, 2008 and 2007, we recorded $83.3 million and $83.0 million, respectively, in program contract assets and $172.7 million and $170.2 million, respectively, in program contract liabilities.

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

Income Taxes.  We recognize deferred tax assets and liabilities based on the differences between the financial statements carrying amounts and the tax bases of assets and liabilities.  As of December 31, 2008 and 2007, we recorded $9.0 million and $7.8 million, respectively, in deferred tax assets and $199.2 million and $313.4 million, respectively, in deferred tax liabilities.  We provide a valuation allowance for deferred tax assets if we determine, based on the weight of available evidence, that is more likely than not that some or all of the deferred tax assets will not be realized.  As of December 31, 2008, valuation allowances have been provided for a substantial amount of our available federal and state NOLs.  Management periodically performs a comprehensive review of our tax positions and accrues amounts for tax contingencies.  Based on these reviews, the status of ongoing audits and the expiration of applicable statute of limitations, accruals are adjusted as necessary in accordance with the recognition provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standard No 141 (revised 2007), Business Combinations (FAS 141(R)).  FAS 141(R) requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions.  In addition to new disclosure requirements, FAS 141(R) also makes the following significant changes: acquisition costs are expensed as incurred, noncontrolling interests are valued at fair value at the acquisition date, acquired contingencies are recorded at fair value at the acquisition date and subsequently re-measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies, in-process research and development costs are recorded at fair value as an indefinite-lived intangible asset at the acquisition date, restructuring costs are expensed subsequent to the acquisition date and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally affect income tax expense.  This statement is effective for business combinations in which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and early adoption is prohibited.  This statement could have a material effect on our consolidated financial statements if we make future acquisitions.

In December 2007, the FASB issued Statement of Financial Accounting Standard No.  160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51 (FAS 160).  This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity.  The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement.  Changes in a parent’s ownership interest that result in deconsolidation of a subsidiary will result in the recognition of a gain or loss in net income when the subsidiary is deconsolidated.  FAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.  The statement is effective for fiscals years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  This statement will not have a material effect on our consolidated financial statements.

In February 2008, the FASB issued FSP FAS 157-1 and FSP FAS 157-2, Fair Value Measurements.  FSP FAS 157-1 amends FASB Statement No. 157, Fair Value Measurements (FAS 157) to exclude FASB Statement No. 13, Accounting for Leases (FAS 13), and its related interpretive accounting pronouncements that address leasing transactions.  The FASB decided to exclude leasing transactions covered by FAS 13 (except those arising from a business combination) in order to allow it to more broadly consider the use of fair value measurements for these transactions as part of its project to comprehensively reconsider the accounting for leasing transactions.  FAS 157-2 delays the effective date of FAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.   The FSP states that the application of FAS 157 for non-financial assets and non-financial liabilities will be delayed until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.  FAS 157 was issued in September 2006 and defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  We applied the provisions of this statement for the year ended 2008.  The application of FAS 157 did not have a material impact on our consolidated financial statements.

In May 2008, the Financial Accounting Standards Board (FASB) issued FASB Standard Position (FSP) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement).  This FSP requires issuers of convertible debt instruments that may be settled in cash upon conversion to account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  Issuers will need to determine the carrying value of just the liability portion of the debt by measuring the fair value of a similar liability (including any embedded features other than the conversion option) that does not have an associated equity component.  The excess of the initial proceeds received from the debt issuance and the fair value of the liability component should be recorded as a debt discount with the offset recorded to equity.  The discount will be amortized to interest expense using the interest method over the life of a similar liability that does not have an associated equity component.  Transaction costs incurred with third parties shall be allocated between the liability and equity components in proportion to the allocation of proceeds and accounted for as debt issuance costs and equity issuance costs, respectively, with the debt issuance costs amortized to interest expense.  This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early adoption is not permitted.  This statement will be applied retrospectively to all periods presented as of the beginning of the first period presented, first quarter 2007, with an offsetting adjustment to the opening balance of retained earnings.  In 2009, we will record the impact of this statement retrospectively by recording additional interest expense on our 3.0% Convertible Senior Notes, due 2027 (the 3.0% Notes) of approximately $6.4 million for the year ended December 31, 2007 and approximately $9.9 million for the year ended December 31, 2008.  We expect to record additional interest expense of approximately $12.1 million and $4.5 million in the years ended December 31, 2009 and 2010, respectively.  The interest expense assumes the exercise of our 3.0% Notes in May 2010.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.  This FSP clarifies that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities as defined in EITF 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128 and should therefore be included in the computation of earnings per share.  Our restricted stock awards are considered participating securities in accordance with this FSP.  This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  In addition, all prior period earnings per share data shall be adjusted retrospectively.  The impact of this issue will not have a material effect on our consolidated financial statements.

In June 2008, the EITF issued Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock.  This issue requires that an entity use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions.  This issue is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The impact of this issue will not have a material effect on our consolidated financial statements.

In September 2008, the EITF reached a consensus for exposure on Issue No. 08-6, Equity Method Investment Accounting Considerations.  This issue addresses the accounting for equity method investments as a result of the accounting changes prescribed by FAS 141(R) and FAS 160.  The issue includes clarification on the following: (a) transaction costs should be included in the initial carrying value of the equity method investment, (b) an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment need only be performed as part of any other-than-temporary impairment evaluation of the equity method investment as a whole and does not need to be performed annually, (c) the equity method investee’s issuance of shares should be accounted for as the sale of a proportionate share of the investment, which may result in a gain or loss in income, and (d) a gain or loss should not be recognized when changing the method of accounting for an investment from the equity method to the cost method.  This issue will be effective for fiscal years beginning on January 1, 2009.  The impact of this issue will not have a material effect on our consolidated financial statements.

RESULTS OF OPERATIONS

In general, this discussion is related to the results of our continuing operations, except for discussions regarding our cash flows (which also include the results of our discontinued operations).  Unless otherwise indicated, references in this discussion to 2008, 2007 and 2006 are to our fiscal years ended December 31, 2008, 2007 and 2006, respectively.  Additionally, any references to the first, second, third or fourth quarters are to the three months ended March 31, June 30, September 30 and December 31, respectively, for the year being discussed.

Broadcast Revenues

Set forth below are the principal types of broadcast revenues from continuing operations received by our stations for the periods indicated and the percentage contribution of each type to our net broadcast revenues (in millions):

	Years Ended December 31,
	2008		2007		2006
Local/regional advertising, net (a)	$358.1	56.0%	$366.9	58.9%	$357.6	57.0%
National advertising, net	166.6	26.1%	186.3	29.9%	195.3	31.1%
Political advertising, net	41.1	6.4%	5.0	0.8%	31.1	5.0%
Network compensation	6.2	1.0%	6.5	1.1%	9.4	1.5%
Retransmission consent (a)	53.3	8.3%	44.4	7.1%	20.4	3.3%
Other station revenues, net	13.9	2.2%	13.5	2.2%	13.3	2.1%
Net broadcast revenues	639.2		622.6		627.1
Revenues realized from station barter arrangements	59.9		61.8		54.5
Other operating divisions revenues	55.4		33.7		24.6
Total revenues	$754.5		$718.1		$706.2

(a)         (a)                                   In 2008, 2007 and 2006, $20.6 million, $14.5 million and $4.7 million, respectively, in revenues generated from our retransmission consent agreements are categorized as local/regional advertising rather than as retransmission consent revenues pursuant to EITF 00-21.

Our primary types of programming and their approximate percentages of 2008 net broadcast revenues from continuing operations were syndicated programming (35.2%), network programming (23.9%), news (15.3%), sports programming (7.2%) and direct advertising programming (6.9%).  Additionally, other types of revenue and their approximate percentages of 2008 net broadcast revenues from continuing operations were retransmission consent (8.4%), network compensation (1.0%) and other (2.1%).

The following table presents our time sales revenue from continuing operations, net of agency commissions, by network affiliates for the past three years (in millions):

	# of	Percent of Sales	Net Time Sales			Percent Change
	Stations	2008	2008	2007	2006	‘08 vs. ‘07	‘07 vs. ‘06
FOX	20	44.6%	$252.3	$243.0	$235.3	3.8%	3.3%
ABC (a)	9	21.6%	122.4	120.7	136.1	1.4%	(11.3)%
MyNetworkTV(b)	17	17.5%	99.0	102.9	120.8	(3.8)%	(14.8)%
The CW (b)	9	12.8%	72.2	76.0	76.6	(5.0)%	(0.8)%
CBS	2	2.7%	15.5	11.3	10.5	37.2%	7.6%
NBC	1	0.7%	3.9	3.6	4.3	8.3%	(16.3)%
Digital (c)	4	0.1%	0.5	0.7	0.4	(28.6)%	75.0%
Total	62		$565.8	$558.2	$584.0

(a)         During 2007, we entered into an agreement to sell our ABC station in Springfield, Massachusetts.  The time sales from this station is not included in this table because it is accounted for as time sales from discontinued operations.

(b)        In September 2006, our composition of network affiliates changed as a result of our agreement to air MyNetworkTV programming and the merger of UPN and The WB into The CW.

(c)         Three television stations are broadcasting MyNetworkTV programming and one television station is broadcasting independent programming on a second digital signal in accordance with FCC rules.

Operating Data

The following table sets forth certain of our operating data from continuing operations for the years ended December 31, 2008, 2007 and 2006 (in millions).  For definitions of terms, see the footnotes to the table in Item 6. Selected Financial Data.

	Years Ended December 31,
	2008	2007	2006
Net broadcast revenues	$639.2	$622.6	$627.1
Revenues realized from station barter arrangements	59.9	61.8	54.5
Other operating divisions revenues	55.4	33.7	24.6
Total revenues	754.5	718.1	706.2
Station production expenses	159.0	148.7	144.2
Station selling, general and administrative expenses	136.1	140.0	138.0
Expenses recognized from station barter arrangements	53.3	55.7	49.4
Depreciation and amortization	147.6	157.2	153.3
Gain on asset exchange	(3.2)	—	—
Other operating divisions expenses	60.0	33.0	24.2
Corporate general and administrative expenses	26.3	24.3	22.8
Impairment of goodwill and broadcast licenses	463.9	—	15.6
Operating (loss) income	$(288.5)	$159.2	$158.7
Net (loss) income	$(241.5)	$22.7	$54.0

Revenue Discussion and Analysis

The following table presents our revenues from continuing operations, net of agency commissions, for the three years ended December 31, 2008, 2007 and 2006 (in millions):

				Percent Change
	2008	2007	2006	‘08 vs. ‘07	‘07 vs. ‘06
Local revenues:
Non-political (a)	$358.1	$366.9	$357.6	(2.4)%	2.6%
Political	11.0	1.3	10.0	(b)	(b)
Total local	369.1	368.2	367.6	0.2%	0.2%
National revenues:
Non-political	166.6	186.3	195.3	(10.6)%	(4.6)%
Political	30.1	3.7	21.1	(b)	(b)
Total national	196.7	190.0	216.4	3.5%	(12.2)%
Other revenues	73.4	64.4	43.1	14.0%	49.4%
Total net broadcast revenues	$639.2	$622.6	$627.1	2.7%	(0.7)%

(a)         Revenues of $20.6 million, $14.5 million and $4.7 million in 2008, 2007 and 2006, respectively, generated from our retransmission consent agreements are categorized as local/regional advertising pursuant to EITF 00-21.

(b)        Political revenue is not comparable from year to year due to the cyclicality of elections.  See Political Revenues below for more information.

Our largest categories of advertising and their approximate percentages of 2008 net time sales were automotive (18.3%), professional services (14.3%), political (7.3%), schools (6.6%), fast food (6.6%) and paid programming (5.9%).  No other advertising category accounted for more than 5.0% of our net time sales in 2008.  No advertiser accounted for more than 1.2% of our consolidated revenue in 2008.  We conduct business with thousands of advertisers.

Net Broadcast Revenues.  From a revenue category standpoint, the year ended December 31, 2008, when compared to 2007, was impacted by increases in advertising revenues from political, media, fast food, and entertainment, offset by decreases in automotive, retail, movies, paid programming, medical and restaurants.  Automotive, our single largest category, representing 18.3% of the year’s net time sales, was down 12.5%.

Political Revenues.  Political revenues kept 2008 and 2006 net time sales higher than 2007 because 2008 and 2006 were both election years.  For the year ended December 31, 2008, political revenues increased from $31.1 million to $41.1 million when compared to the same period in 2006.  We attribute this increase to a presidential election year in 2008 and having stations in 11 of the 16 so called “battleground states,” including five stations in Ohio and North Carolina, multiple stations in each of Florida, Iowa, Missouri, Nevada, Pennsylvania, Virginia, Wisconsin and one station in Michigan and Minnesota.  For the year ended December 31, 2007, political revenues were only $5.0 million because 2007 was not an election year.  Accordingly, we expect political revenues to significantly decrease in 2009 from 2008 levels.

Local Revenues.  Our revenues from local advertisers, excluding political revenues, decreased $8.8 million for the year ended December 31, 2008, compared to the same period in 2007.  This decrease was primarily due to current negative financial and economic conditions which have impeded advertising spending levels, partially offset by $5.1 million in revenues from our stations in Cedar Rapids, Iowa including KFXA-TV acquired in February 2008 and KGAN-TV which was previously accounted for as an outsourcing agreement.  In addition, the decrease was partially offset by an increase of $4.8 million in our FOX stations due to a change in networks for the Super Bowl programming from CBS to FOX.  The change in networks from FOX to NBC in 2009 negatively impacted our 2009 revenues.

National Revenues.  Our revenues from national advertisers, excluding political revenues decreased $19.7 million during the year ended December 31, 2008, when compared to the same period in 2007 and have continued to trend downward over time.  We believe this trend represents a shift in the way national advertising dollars are being spent and we believe this trend will continue in the future.  Advertisers in major categories like automotive, soft drink and packaged goods have shifted significant portions of their advertising budgets away from spot television into non-traditional media, in-store promotions and product placement in network shows.  Automotive decreases are primarily due to automotive related companies reducing advertising budgets and shifting advertising to specific markets.  In addition, similar to local revenues, national revenues have been affected by the current negative financial and economic conditions which have impeded advertising spending levels.

Other Revenues.  Our other revenues consist primarily of revenues from retransmission consent agreements with multi-channel video programming distributors (MVPDs), network compensation, production revenues and revenues from our outsourcing agreements.  Our retransmission consent agreements, including the advertising component, generated $73.9 million in total broadcast revenues during 2008 compared with $58.9 million in 2007 and $25.1 million in 2006.  This growth trend is the result of our ability to monetize our existing relationships as cable providers struggle with increased competition from alternative video delivery providers and have begun to recognize the value of our digital and high definition signals and local and other programming.  We expect to continue to generate revenues from retransmission consent agreements at terms as favorable as or more favorable than our existing agreements upon the expiration of those agreements.  Many of our retransmission consent agreements include automatic annual fee escalators.  However, we may not continue at the current growth rate since most of the MVPDs that we conduct business with are under contract.  Network compensation decreased by $0.3 million during 2008 and $2.9 million during 2007.  We expect further decreases in revenues from network compensation in 2009.

Operating Expense and Other Income (Expense) Discussion and Analysis

The following table presents our significant operating expense and other income (expense) categories for the three years ended December 31, 2008, 2007 and 2006 (in millions):

				Percent Change (Increase/(Decrease))
	2008	2007	2006	‘08 vs. ‘07	‘07 vs. ‘06
Station production expenses	$159.0	$148.7	$144.2	6.9%	3.1%
Station selling, general and administrative expenses	$136.1	$140.0	$138.0	(2.8)%	1.4%
Amortization of program contract costs and net realizable value adjustments	$84.4	$96.4	$90.6	(12.4)%	6.4%
Corporate general and administrative expenses	$26.3	$24.3	$22.8	8.2%	6.6%
Amortization of definite-lived intangible assets and other assets	$18.3	$17.6	$17.5	4.0%	0.6%
Gain on asset exchange	$3.2	$—	$—	100.0%	—%
Impairment of goodwill and broadcast licenses	$463.9	$—	$15.6	100.0%	(100.0)%
Interest expense	$77.7	$95.9	$115.2	(19.0)%	(16.8)%
Gain (loss) from extinguishment of debt	$5.5	$(30.7)	$(0.9)	117.9%	3,311.1%
Gain from derivative instruments	$0.9	$2.6	$2.9	(65.4)%	(10.3)%
(Loss) gain from equity and cost method investments	$(2.7)	$0.6	$6.3	(550.0)%	(90.5)%
Income tax benefit (provision)	$116.5	$(18.8)	$(6.6)	719.7%	(184.8)%

Station production expenses.  Station production expenses for 2008 increased compared to 2007.  Excluding Cedar Rapids, there were increases in news expenses of $4.0 million, rating service fees of $1.5 million, engineering expenses of $1.1 million, production expenses of $0.7 million, programming expenses of $0.6 million, severance costs of $0.3 million and miscellaneous expenses of $0.1 million.  In addition, there were $4.3 million in increases in costs related to our stations in Cedar Rapids including KFXA-TV, acquired in February 2008, and KGAN-TV which was previously accounted for as an outsourcing agreement.  These increases were offset by decreases in costs related to promotion expenses of $1.1 million, LMAs and outsourcing agreements of $0.7 million and music license fees of $0.5 million.

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

Station selling, general and administrative expenses.  Station selling, general and administrative expenses for 2008 decreased compared to the same period in 2007.  Excluding Cedar Rapids, there was a decrease in sales management bonuses of $5.2 million, local commissions of $1.1 million and other general and administrative expenses of $1.3 million offset by increases in sales expenses of $0.3 million, traffic costs of $0.3 million, national representative commissions costs of $0.2 million and severance costs of $0.1 million.  Selling, general and administrative expenses increased related to our stations in Cedar Rapids by $2.8 million.

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

We expect 2009 station production and station selling, general and administrative expenses to be down from 2008.

Amortization of program contract costs and net realizable value adjustments.  The amortization of program contract costs decreased during 2008 compared to 2007 primarily due to a decrease in write downs of our program contract costs of $7.9 million and program amortization of $4.1 million.  The amortization increase during 2007 compared to 2006 was primarily due to an increase of $6.7 million in write-downs of our program contract costs partially offset by a decrease in program amortization of $0.9 million.  We expect program contract amortization expense to decrease in 2009 when compared to 2008.

Corporate general and administrative expenses.  Corporate general and administrative expenses represent the costs to operate our corporate headquarters location.  Costs are allocated to the broadcast segment, other operating divisions segment and corporate and include, among other things, departmental salaries, bonuses, fringe benefits and other compensation, health and other insurance, rent, telephone, consulting fees, legal fees and strategic development initiatives.  Corporate also includes, among other things, director fees and directors’ and officers’ life insurance.  Corporate departments include executive, treasury, accounting, human resources, corporate relations and legal.  Broadcast segment departments include finance, technology, sales, engineering, operations and purchasing.  Other operating divisions segment costs primarily relate to the acquisition and management of our non-broadcast investments.

Corporate general and administrative expense for 2008 increased compared to the same period in 2007.  There were increases in broadcast segment compensation expenses including stock based awards of $1.0 million, severance costs of $0.2 million offset by a decrease in professional and other general and administrative expenses of $0.2 million.  Other operating divisions increases were due to compensation expenses of $0.6 million offset by a decrease in professional fees of $0.2 million.  Corporate included increases in professional fees of $1.1 million offset by decreases in rent expense of $0.3 million and compensation expenses including stock based awards of $0.2 million.

Corporate general and administrative expense for 2007 increased compared to the same period in 2006.  There were increases in corporate compensation expenses including stock based awards of $1.4 million, the difference in the amount of workers compensation insurance refunds received in 2006 compared to 2007 amounting to $0.5 million, rent expense of $0.1 million offset by decreases in professional and other fees of $0.5 million.  In addition, other operating divisions segment increases were due to compensation expenses of $0.2 million and professional fees of $0.5 million. Corporate and other operating divisions segment increases were offset by a decrease in broadcast segment expenses including $0.7 million of costs related to the shutdown of News Central at several stations and other strategic development initiatives related to news and professional and other general and administrative expenses of $0.3 million offset by an increase compensation expenses including stock based awards of $0.3 million.

We expect corporate overhead expenses to decrease in 2009.

Amortization of definite-lived intangibles and other assets.  The amortization of definite-lived intangibles and other assets increased in the broadcast segment and operating divisions segment $0.2 million and $0.5 million, respectively during 2008 compared to 2007.  The increases were primarily due to amortization of additional intangible assets from 2007 and 2008 acquisitions.

The amortization of definite-lived intangibles and other assets decreased in the broadcast segment $0.7 million and increased in the operating divisions segment $0.7 million during 2007 compared to 2006.  The increase in the other operating divisions segment was primarily due to amortization of additional intangible assets from 2007 acquisitions.

Gain on asset exchange.  During 2008, we recognized a non-cash gain of $3.2 million in our broadcast segment from the exchange of equipment under agreements with Sprint Nextel Corporation.

Impairment of goodwill and broadcast licenses.  At least once annually and on a periodic basis, we test our goodwill and broadcast licenses for impairment in accordance with FAS No. 142.  See Note 5. Goodwill and Other Intangible Assets, in the Notes to our Consolidated Financial Statements.  In 2008, we recorded an impairment of $191.9 million and $270.4 million related to our goodwill and broadcast licenses, respectively.  In addition, we recorded an impairment of $1.6 million related to goodwill associated with Acrodyne Communications, Inc., an other operating divisions segment company.  In 2006, we recorded an impairment of $11.9 million related to goodwill.  In addition, during 2006, we wrote-down a decaying advertiser based definite-lived intangible asset by $3.7 million.

Interest expense.  Interest expense presented in the financial statements is related to continuing operations.  Interest expense has been decreasing since 2004, primarily due to refinancings we have undertaken.  In 2008 compared to 2007 interest expense related to the broadcast segment decreased $23.0 million primarily due to partial redemptions of our 8.0% Notes.  In addition, a decrease in LIBOR has lowered interest expense on our Revolving Credit Facility and Term Loans, however, this decrease was offset by an increase in interest expense due to higher amounts outstanding on our Revolving Credit Facility throughout 2008.  There was a decrease in interest expense in the other operating divisions segment of $0.3 million. These decreases were offset by an increase of corporate interest of $5.1 million primarily due to interest on the 3.0% Notes offset by partial redemptions of our 4.875% Notes and 6.0% Debentures.  We completed the 3.0% Notes offering in May 2007.

Interest expense related to our broadcast segment for 2007 decreased compared to the same period in 2006 by $28.1 million primarily due to the redemption of the 8.75% Notes and 8.0% Notes.  The broadcast segment decrease was offset by an increase in corporate interest of $8.2 million primarily due to increased interest on our Revolving Credit Facility and Term Loan and interest on the 3.0% Notes and the increase in interest related to the other operating divisions segment of $0.6 million related additional debt from 2007 acquisitions.

Gain (loss) from extinguishment of debt.  During 2008, we repurchased, in the open market, $6.5 million face value of the 4.875% Notes, $18.1 million face value of the 6.0% Debentures, and $38.8 million of the 8.0% Notes, resulting in an overall gain of $5.5 million from extinguishment of debt.  In 2007, we redeemed and partially redeemed our 8.75% Notes and our 8.0% Notes, respectively.  The redemption of the 8.75% Notes resulted in a $15.7 million loss from extinguishment of debt.  The partial redemption of the 8.0% Notes resulted in a $15.0 million loss from extinguishment of debt.  For further information see Liquidity and Capital Resources.

Gain from derivative instruments.  We record gains and losses related to certain of our derivative instruments not treated as hedges in accordance with FAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.  The fair value of our derivative instruments is primarily based on the anticipated future interest rate curves at the end of each period.  In March 2008, the counterparty to one of the derivative instruments terminated one of our swap agreements with a notional amount of $120.0 million and we received a cash payment termination fee of $3.2 million from our counterparty.  The gain from our derivative instruments during 2008 when compared to 2007 and 2006 is due to normal market fluctuations and the termination of the interest rate swap agreement.

(Loss) gain from equity and cost method investments.  During 2008, we recorded a loss of $2.8 million related to our real estate ventures and a loss of $0.6 million related to investments in private investment funds.  The losses were partially offset by a distribution of $0.7 million from a direct investment in a privately held small business.  During 2007, we recorded $1.6 million in income from certain private investment funds.  This income was offset by an impairment of $1.0 million related to one of our direct investments in a privately held small business.  During 2006, we recorded $7.3 million of income from our investment in a private investment fund.  This was a result of the sale and initial public offering of certain of the fund’s portfolio companies.  This income was partially offset by losses from one of our direct investments in a privately held small business.  All investments are related to our other operating divisions segment.

Income tax provision.  As of December 31, 2008, we had $26.1 million of gross unrecognized tax benefits.  Of this total, $14.7 million (net of federal effect on state tax issues) and $6.9 million (net of federal effect on state tax issues) represent the amounts of unrecognized tax benefits that, if recognized, would favorably affect our effective tax rates from continuing operations and discontinued operations, respectively.  As of December 31, 2007, we had $28.0 million of gross unrecognized tax benefits.  Of this total, $15.1 million (net of federal effect on state tax issues) and $7.1 million (net of federal effect on state tax issues) represent the amounts of unrecognized tax benefits that, if recognized, would favorably affect our effective tax rates from continuing operations and discontinued operations, respectively.  See Footnote 10. Income Taxes for further information.

We recognized $1.4 million and $0.4 million of income tax expense for interest related to uncertain tax positions during the years ended December 31, 2008 and 2007, respectively.

The 2008 income tax benefit for our pre-tax loss from continuing operations of $357.8 million resulted in an effective tax rate of 32.6%.  The 2007 income tax provision for our pre-tax income from continuing operations of $39.2 million resulted in an effective tax rate of 47.9%.  The decrease in the absolute value of the effective tax rate from 2008 to 2007 is primarily attributable to a number of discrete items driving the 2007 income tax provision.

As of December 31, 2008, we had a net deferred tax liability of $190.2 million as compared to a net deferred tax liability of $305.6 million as of December 31, 2007.  The decrease primarily relates to a decrease in net deferred tax liabilities associated with book and tax differences attributable to the amortization and impairment of intangible and FCC license assets.

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

Other Operating Divisions Segment Revenue and Expense

The following table presents other operating divisions segment revenue and expenses related to G1440 Holdings, Inc. (G1440), an information technology staffing, consulting and software development company, Acrodyne Communications, Inc. (Acrodyne), a manufacturer of television transmissions systems, Triangle Signs & Services, LLC. (Triangle), a sign designer and fabricator, Alarm Funding Associates, LLC (Alarm Funding), a regional security alarm operating and bulk acquisition company and real estate ventures.  Depreciation, amortization of definite-lived intangibles and other assets, impairment of goodwill, interest expense and certain corporate general and administrative costs are included in their respective line items in the consolidated statements of operations and are discussed above in our Expense and Other Income Discussion and Analysis.  All remaining other operating divisions segment revenues and expenses are discussed in the following table for the years ended December 31, 2008, 2007 and 2006 (in millions):

	For the years ended December 31,			Percent Change
	2008	2007	2006	‘08 vs. ‘07	‘07 vs. ‘06
Revenues:
G1440	$10.9	$9.4	$8.5	16.0%	10.6%
Acrodyne	$7.7	$4.4	$16.1	75.0%	(72.7)%
Triangle	$28.9	$19.2	$—	50.5%	100.0%
Alarm Funding	$2.7	$0.1	$—	2,600.0%	100.0%
Real Estate Ventures	$5.2	$0.6	$—	766.7%	100.0%

Expenses:
G1440	$11.3	$9.8	$8.6	15.3%	14.0%
Acrodyne	$7.9	$6.3	$15.6	25.4%	(59.6)%
Triangle	$25.8	$15.8	$—	63.3%	100.0%
Alarm Funding	$2.2	$0.1	$—	2,100.0%	100.0%
Real Estate Ventures	$12.8	$1.0	$—	1,180.0%	100.0%

G1440 and Acrodyne continue to have operating losses or near breakeven results due to a decline in demand for their products or services.

Increases in 2008 compared to 2007 for Triangle and Alarm Funding are primarily due to full year of operations included in 2008 results.  Triangle and Alarm Funding were acquired in May 2007 and November 2007, respectively.  Alarm Funding continues to grow revenues through the acquisition of alarm monitoring contracts.

Increases in real estate ventures revenue and expenses in 2008 compared to 2007 are primarily due to acquisitions of new consolidated ventures at the end of 2007 and during 2008.  During 2008, we recorded $4.7 million of expenses related to Bay Creek South, LLC, a land development venture we acquired in March 2008.  In addition, during 2008, we recorded $2.4 million more of compensation expense related to subsidiary stock awards.  The subsidiary stock is typically in the form of a membership interest in a consolidated limited liability company, not traded on a public exchange and valued based on the estimated fair value of the subsidiary.  During 2008, we reserved a real estate venture loan through a $3.9 million charge to other operating divisions expense in our consolidated statements of operations.  Our real estate ventures are primarily in the development stage and, therefore, have not contributed significant revenues to our results to date.

Results of our equity and cost method investments, private investment funds and real estate ventures are included in (loss) gain from equity and cost method investments in our consolidated statement of operations and are discussed above in our Expense and Other Income Discussion and Analysis.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2008, we had $16.5 million in cash and cash equivalent balances and negative working capital of approximately $45.2 million.  Our working capital reduction of $58.6 million since December 31, 2007 is primarily the result of the use of operating cash flow for investments in certain real estate ventures and private investment funds.  Cash generated by our operations and availability under our Revolving Credit Facility are used as our primary source of liquidity.  We anticipate that in 2009, cash flow from our operations and borrowings under the Revolving Credit Facility will be sufficient to continue satisfying our debt service obligations, capital expenditure requirements, certain committed strategic investments and working capital needs.  In addition, we believe our operating cash flow and availability on our revolving Credit Facility would have enabled us to continue paying our current quarterly dividend throughout 2009, however in February 2009, we decided it was prudent to suspend the dividend due to the current negative economic climate.  Our ability to draw on our Revolving Credit Facility is based on pro forma trailing cash flow levels as defined in our Bank Credit Agreement.  For the year ended December 31, 2008, we had drawn $84.6 million on our Revolving Credit Facility and $84.0 million of current borrowing capacity was available.  Due to the Lehman Brothers Holdings, Inc. bankruptcy, our $175.0 million committed revolving line of credit was reduced by $6.4 million.

Our universal shelf registration statement filed with the Securities and Exchange Commission expired on November 30, 2008.  We expect to file another universal shelf registration statement in 2009.

Based on our current common stock trading price levels, it is highly probable that holders will exercise their right to put our 3.0% Convertible Senior Notes, due 2027 (the 3.0% Notes) and our 4.875% Convertible Senior Notes, due 2018 (the 4.875% Notes) to us on May 2010 and January 2011, respectively.  As of December 31, 2008, the face values of the 3.0% Notes and 4.875% Notes were $345.0 million and $143.5 million, respectively.  The conversion price for the 3.0% Notes and 4.875% Notes are $19.65 and $22.37, respectively.  Currently we are exploring alternative solutions relative to the potential put of these notes.  We may not be able to refinance or extinguish these notes on the put dates.

Sources and Uses of Cash

The following table sets forth our cash flows for the years ended December 31, 2008, 2007 and 2006 (in millions):

	2008	2007	2006
Net cash flows from operating activities	$211.1	$146.2	$155.3

Net cash flows from (used in) investing activities:
Acquisition of property and equipment	$(25.2)	$(23.2)	$(16.9)
Payments for acquisition of television stations	(17.1)	—	(1.7)
Consolidation of variable interest entity	1.3	—	—
Payments for acquisitions of other operating divisions companies	(53.5)	(39.1)	—
Purchase of alarm monitoring contracts	(7.7)	—	—
Dividends and distributions from equity and cost method investees	1.6	—	—
Investments in equity and cost method investees	(42.0)	(16.4)	(0.3)
Proceeds from sales of assets	0.2	0.7	2.4
Proceeds from the sale of broadcast assets related to discontinued operations	—	21.0	1.4
Other	0.1	0.6	—
Net cash flows used in investing activities	$(142.3)	$(56.4)	$(15.1)

Net cash flows (used in) from financing activities:
Proceeds from notes payable, commercial bank financing and capital leases	$274.6	$751.6	$75.0
Repayments of notes payable, commercial bank financing and capital leases	(255.6)	(840.6)	(114.4)
Repurchase of Class A Common Stock	(29.8)	—	—
Proceeds from exercise of stock options	—	13.4	1.1
Dividends paid on Class A and Class B Common Stock	(66.7)	(49.5)	(36.1)
Proceeds from derivative terminations	8.0	—	—
Other	(3.8)	(11.2)	(8.0)
Net cash flows used in financing activities	$(73.3)	$(136.3)	$(82.4)

Operating Activities

Net cash flows from operating activities were $64.9 million higher for the year ended December 31, 2008 compared to the same period in 2007.  During 2008, we paid $27.0 million less for the extinguishment of debt primarily due to the full redemption of the 8.75% Notes and the partial redemption of the 8.0% Notes in 2007.  Additionally, we paid $24.6 million less in interest payments and received $17.5 million more in broadcast segment receipts from customers, net of cash payments to vendors for operating expenses and other working capital cash activities.  We received $6.2 million more in tax refunds, net of tax payments.  These amounts were partially offset by paying $4.2 million more in program payments and receiving $1.4 million less in distributions on our investments from equity and cost method investees.  In addition, we received $4.8 million less in other operating divisions segment receipts from customers net of cash payments to venders for operating expenses and other working capital cash activities.

Net cash flows from operating activities were $9.1 million lower for the year ended December 31, 2007 compared to the same period in 2006.  During 2007, we paid $27.2 million more for the extinguishment of debt due to the full redemption of the 8.75% Notes and the partial redemption of the 8.0% Notes.  Additionally, we received $4.2 million less in distributions from equity and cost method investees, $3.8 million less in tax refunds, $1.4 million less in operating cash flows from stations we sold and $3.3 million less in broadcast segment cash receipts from customers, net of cash payments to vendors for operating expenses and other working capital cash activities.  Offsetting these amounts, we paid $11.8 million less in interest payments, $10.0 million less in program payments, $4.5 million less in tax payments, and $4.5 million more in other operating divisions segment cash receipts from customers, net of cash payments to vendors for operating expenses and other working capital cash activities.

We expect program payments to increase in 2009 compared to 2008.

Investing Activities

Net cash flows used in investing activities increased for the year ended December 31, 2008 compared to the same period in 2007.  During the year ended December 31, 2008, we paid $14.4 million more for acquisitions of non-television assets.  Our 2008 acquisition activity included $34.5 million, net of cash acquired, related to our acquisition of Bay Creek South, LLC, $19.0 million related to our acquisition of Jefferson Park Development, LLC and $17.1 million, net of cash acquired, related to our acquisition of the non-television assets of KFXA-TV in Cedar Rapids, Iowa.  In 2007, we received $21.0 million related to the sale of WGGB-TV in Springfield, Massachusetts.  During 2008, we made equity investments of $6.2 million and $35.8 million in private investment funds and real estate ventures, respectively.  Finally during 2008, there was an increase in capital expenditures of $2.0 million primarily related to upgrades to high-definition master control systems and we purchased $7.7 million of alarm monitoring contracts.

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

The investments we have made in real estate reflect our strategy to maximize value for our shareholders.  We believe that the depressed real estate market and tight credit market allows us to invest in what we believe to be under-valued non-television assets to drive future cash flows.  In addition, we continue to explore strategic opportunities in our core television broadcast business.  For 2009, we anticipate a decrease in capital expenditures when compared to 2008.  For 2009, capital expenditures will primarily be related to the mandatory transition from analog to digital and the need to build redundancy systems for digital.  In addition, capital expenditures will be related to station equipment replacement.  We expect to fund such capital expenditures with cash generated from operating activities and borrowings under our Revolving Credit Facility.

Financing Activities

Net cash flows used in financing activities decreased for the year ended December 31, 2008 compared to the same period in 2007.  Our debt issuances, net of debt repayments to non-affiliates, in 2008 were $19.0 million compared to debt repayments, net of debt issuances of $89.0 million in 2007.  In addition, we received $8.0 million in proceeds from derivative termination fees.  These amounts were partially offset by $29.8 million paid for the repurchase of Class A Common Stock, $13.4 million less in proceeds received from the exercise of stock options and paying $17.2 million more for common stock dividends.

Net cash flows used in financing activities increased for the year ended December 31, 2007 compared to the same period in 2006.  Our debt repayments to non-affiliates, net of debt issuances, in 2007 were $89.0 million compared to $39.4 million in 2006.  In addition, we increased the value returned to our shareholders through dividend payments on our common stock that were $13.4 million higher for the year ended December 31, 2007 compared to the same period in 2006 due to multiple dividend rate increases.

From time to time, we may repurchase additional outstanding debt and stock on the open market.  We expect to fund any repurchases with cash generated from operating activities and borrowings under our Revolving Credit Facility.  During 2008, we repurchased on the open market $38.8 million face value of the 8.0% Notes, $18.1 million face value of the 6.0% Debentures and $6.5 million face value of the 4.875% Notes.  As of the filing date, in first quarter 2009, we repurchased on the open market, $1.0 million face value of the 6.0% Debentures and $45.7 million face value of the 3.0% Notes.  The Board of Directors has approved all debt redemptions.

On February 5, 2008, our Board of Directors renewed its authorization to repurchase up to $150.0 million of our Class A Common Stock on the open market or through private transactions.  As of the filing date, in first quarter 2009, we repurchased 0.2 million shares of Class A Common Stock for $0.2 million, including transaction costs.

On February 6, 2008, we announced that our Board of Directors approved an increase to our annual dividend to 80 cents per share from 70 cents per share.  We believe our operating cash flow and availability on our Revolving Credit Facility would have enabled us to continue paying our current quarterly dividend throughout 2009, however in February 2009, we decided it was prudent to suspend the dividend due to the current negative economic climate.  The dividends paid for 2008, 2007 and 2006 are shown below:

For the quarter ended	Quarter dividend per share	Total dividends paid	Payment date
March 31, 2008	$0.200	$17.5 million	April 14, 2008
June 30, 2008	$0.200	$17.5 million	July 14, 2008
September 30, 2008	$0.200	$17.0 million	October 14, 2008
December 31, 2008	$0.200	$16.2 million	January 12, 2009

For the quarter ended	Quarter dividend per share	Total dividends paid	Payment date
March 31, 2007	$0.150	$13.1 million	April 13, 2007
June 30, 2007	$0.150	$13.1 million	July 12, 2007
September 30, 2007	$0.150	$13.1 million	October 12, 2007
December 31, 2007	$0.175	$15.3 million	January 14, 2008

For the quarter ended	Quarter dividend per share	Total dividends paid	Payment date
March 31, 2006	$0.100	$8.6 million	April 13, 2006
June 30, 2006	$0.105	$8.6 million	July 13, 2006
September 30, 2006	$0.125	$10.7 million	October 12, 2006
December 31, 2006	$0.125	$10.7 million	January 12, 2007

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

Our operating results are usually subject to fluctuations from political advertising.  In even numbered years, political spending is usually significantly higher than in odd numbered years due to advertising expenditures preceding local and national elections.  Additionally, every four years, political spending is elevated further due to advertising expenditures preceding the presidential election, although this trend may be disrupted due to the recession.

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

The following table reflects a summary of our contractual cash obligations as of December 31, 2008 and the future periods in which such obligations are expected to be settled in cash (in thousands):

CONTRACTUAL OBLIGATIONS RELATED TO CONTINUING OPERATIONS (a)

	Total	2009	2010-2011	2012-2013	2014 and thereafter (b)
Notes payable, capital leases and commercial bank financing (c), (d)	$1,535,055	$113,083	$788,300	$548,404	$85,268
Notes and capital leases payable to affiliates	57,697	6,025	11,674	10,692	29,306
Operating leases	17,163	3,483	4,773	3,604	5,303
Employment contracts	18,801	9,983	8,036	782	—
Film liability — active (e)	172,685	91,368	66,185	15,132	—
Film liability - future (e), (f)	99,275	9,829	55,354	33,379	713
Programming services (g)	126,163	37,755	64,487	18,939	4,982
Maintenance and support	4,515	2,722	1,542	251	—
Network affiliation agreements	31,781	12,450	19,331	—	—
Other operating contracts	7,248	1,763	1,966	1,418	2,101
LMA and outsourcing agreements (h)	5,852	1,492	2,408	1,952	—
Investments and loan commitments (i)	20,212	20,212	—	—	—
Total contractual cash obligations	$2,096,447	$310,165	$1,024,056	$634,553	$127,673

(a)          Excluded from this table are $26.1 million of accrued unrecognized tax benefits.  Due to inherent uncertainty, we can not make reasonable estimates of the amount and period payments will be made.

(b)         Includes a one-year estimate of $3.8 million in payments related to contracts that automatically renew.  We have not calculated potential payments for years after 2014.

(c)          Includes interest on fixed rate debt and capital leases.  Estimated interest on our recourse variable rate debt has been excluded.  Recourse variable rate debt represents $399.6 million of our $1.4 billion total face value of debt as of December 31, 2008.

(d)         The 3.0% Notes and 4.875% Notes may be put to us at par May 2010 and January 2011, respectively.  The table above presents the face value of the Notes in the accelerated period principal payment of the notes could be due.  If the 3.0% Notes and 4.875% Notes are not put to us they would be scheduled to mature on May 2027 and July 2018.

(e)          Each future periods’ film liability includes contractual amounts owed, however, what is contractually owed doesn’t necessarily reflect what we are expected to pay during that period.  While we are contractually bound to make the payments reflected in the table during the indicated periods, industry protocol typically enables us to make film payments on a three-month lag.

(f)            Future film liabilities reflect a license agreement for program material that is not yet available for its first showing or telecast and is, therefore, not recorded as an asset or liability on our balance sheet.  Pursuant to FAS No. 63, Financial Reporting for Broadcasters, an asset and a liability for the rights acquired and obligations incurred under a license agreement are reported on the balance sheet when the cost of each program is known or reasonably determinable, the program material has been accepted by the licensee in accordance with the conditions of the license agreement and the program is available for its first showing or telecast.

(g)         Includes obligations related to rating service fees, music license fees, market research, weather and news services.

(h)         Certain LMAs require us to reimburse the licensee owner their operating costs.  Certain outsourcing agreements require us to pay a fee to another station for providing non-programming services.  The amount will vary each month and, accordingly, these amounts were estimated through the date of the agreements’ expiration, based on historical cost experience.  Excluded from the table are estimated amounts due pursuant to LMAs and outsourcing agreements where we consolidate the counterparty.  These amounts totaled $7.9 million, $11.6 million, $6.6 million and $14.4 million for the periods 2009, 2010-2011, 2012-2013 and 2014 and thereafter, respectively.

(i)             Commitments to contribute capital or provide loans to Allegiance Capital, LP, Sterling Ventures Partners, LP and Patriot Capital II, LP.

Off Balance Sheet Arrangements

Off balance sheet arrangements as defined by the SEC means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the registrant is a party, under which the registrant has:  obligations under certain guarantees or contracts; retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangements; obligations under certain derivative arrangements; and obligations arising out of a material variable interest in an unconsolidated entity.  We have entered into arrangements where we have obligations under certain guarantees or contracts because we believe they will help improve shareholder returns.

The following table reflects a summary of these off balance sheet arrangements, as defined by the Securities and Exchange Commission as of December 31, 2008 and the future periods in which such arrangements may be settled in cash if certain contingent events occur (in thousands):

	Total	2009	2010-2011	2012-2013	2014 and thereafter
Letters of credit	$414	$414	$—	$—	$—
Purchase commitments	190	190	—	—	—
Total other commercial commitments	$604	$604	$—	$—	$—

ITEM 7A.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates.  We enter into derivative instruments primarily for the purpose of reducing the impact of changing interest rates on our floating rate debt and to reduce the impact of changing fair market values on our fixed rate debt.  We account for our derivative instruments under FAS No. 133 (FAS 133), Accounting for Derivative Instruments and Hedging Activities, as amended.  For additional information on FAS 133, see Note 9. Derivative Instruments, in the Notes to our Consolidated Financial Statements.

As of January 1, 2008, we had two remaining derivative instruments.  Both of these instruments were interest rate swap agreements.  One of these swap agreements, with a notional amount of $180.0 million and an expiration date of March 15, 2012, was accounted for as a fair value hedge in accordance with FAS 133; therefore, any changes in its fair market value were reflected as an adjustment to the carrying value of our 8.0% Senior Subordinated Notes, due 2012, which was the underlying debt being hedged.  The interest we paid on the $180.0 million swap was variable based on the three-month LIBOR plus 2.28% and the interest we received was fixed at 8.0%.  The other interest rate swap, with a notional amount of $120.0 million and an expiration date of March 15, 2012, was undesignated as a fair value hedge in 2006 due to a reassignment of the counterparty; therefore, any subsequent changes in the fair market value were reflected as an adjustment to income.  The interest we paid on the $120.0 million swap was variable based on the three-month LIBOR plus 2.35% and the interest we received was fixed at 8.0%.

In February 2008, the counterparty to our swap agreements, elected to change the termination dates of the $180.0 million and $120.0 million swaps to March 25, 2008 and March 26, 2008, respectively.  We received a termination fee of $3.2 million from the counterparty for the early termination of the $120.0 million swap.  After the removal of the related $2.4 million derivative asset from our consolidated balance sheet, the resulting $0.8 million, along with $0.2 million of interest was recorded in gain from derivative instruments in the consolidated statements of operations.  We received a termination fee of $4.8 million from the counterparty for the early termination of the $180.0 million swap.  In accordance with FAS 133, the carrying value of the underlying debt was adjusted to reflect the $4.8 million termination fee and that amount is treated as a premium on the underlying debt that was being hedged and is amortized over its remaining life as a reduction to interest expense.  The total termination fees received of $8.0 million are included in the cash flows from financing activities section of the consolidated statement of cash flows for the year ended December 31, 2008.

Under certain circumstances, we will pay contingent cash interest to the holder of the 3.0%  Notes and the 4.875% Notes commencing on May 10, 2010 and January 15, 2011, respectively.  The contingent cash interest feature for both issuances are embedded derivatives which have negligible fair values.  Our 4.875% Notes and 3.0% Notes have put option features which are discussed in more detail below.  During 2008, we repurchased on the open market $6.5 million of our existing 4.875% Notes.  As of December 31, 2008, the outstanding face amount of the 4.875% Notes was $143.5 million.

As of December 31, 2008, we had $399.6 million outstanding under our Term Loans and Revolving Credit Facility.  These outstanding amounts accrue interest with a variable rate and therefore increase our risk to increases from interest rates.

We repurchased on the open market $38.8 million of our 8.0% Notes during the year ended December 31, 2008.  As of December 31, 2008, the outstanding face amount of the 8.0% Notes was $224.7 million.

During 2008, we repurchased on the open market $18.1 million of our 6.0% Debentures.  As of December 31, 2008, the outstanding face value of the 6.0% Debentures was $135.2 million.

We are exposed to risk from a change in interest rates to the extent we are required to refinance existing fixed rate indebtedness at rates higher than those prevailing at the time the existing indebtedness was incurred.  Based on the quoted market price, the fair value of the 4.875% Notes, 3.0% Notes, 8.0% Notes and 6.0% Debentures combined was $0.5 billion as of December 31, 2008.  We estimate that a 1.0% increase from prevailing interest rates would result in a decrease in fair value of these notes by $8.9 million as of December 31, 2008.  Generally, the fair market value of these notes will decrease as interest rates rise and increase as interest rates fall.  Interest rates decreased during 2008, particularly in the fourth quarter, however the fair market value of our notes fell significantly as a result of the extraordinary credit market conditions.  Our notes have been acutely affected by the perceived heightened liquidity risk prevailing in the market place and our ability to refinance debt.  Holders of our 3.0% Notes and 4.875% Notes may require us to repurchase the notes for cash at a price equal to 100% of the principal amount, plus accrued and unpaid interest in May 2010 and January 2011, respectively.  Based on our current common stock trading price levels, it is highly probable that holders will exercise their right to put the 3.0% Notes and 4.875% Notes to us.  The conversion price for the 3.0% Notes and 4.875% Notes are $19.65 and $22.37, respectively.  If we are required to repurchase our 3.0% Notes and 4.875%Notes, we may access capital markets to secure debt and equity financing.  The timing, terms, size and pricing of any debt and equity financing will depend on investor interest and market conditions and there can be no assurance that we will be able to obtain any such financing.  As a result, we may not be able to refinance or extinguish these notes on the put dates.  The inability to successfully refinance or extinguish these notes upon a put could have a significant negative impact on our operating results and the value of our securities.  Currently we are exploring alternative solutions relative to the potential put of these notes.

ITEM 8.                         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this item are filed as exhibits to this report, are listed under Item 15(a)(1) and (2) and are incorporated by reference in this report.

ITEM 9.                         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in and/or disagreements with accountants on accounting and financial disclosure during the year ended December 31, 2008.

ITEM 9A.                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Internal Control over Financial Reporting

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and effectiveness of our disclosure controls and procedures and our internal control over financial reporting as of December 31, 2008.

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The term “internal control over financial report,” as defined in Rules 13a-15d-15(f) under the Exchange Act, means a process designed by, or under the supervision of our Chief Executive and Chief Financial Officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (GAAP) and includes those policies and procedures that:

•                  pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•                  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that our receipts and expenditures are being made in accordance with authorizations of management or our Board of Directors; and

•                  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material adverse effect on our financial statements.

Assessment of Effectiveness of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures as of December 31, 2008, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on our assessment, management believes that, as of December 31, 2008, our internal control over financial reporting is effective based on those criteria.

Attestation Report of the Independent Registered Public Accounting Firm

Ernst & Young, LLP, the independent registered public accounting firm who audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during or subsequent to the quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management’s override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Sinclair Broadcast Group, Inc.

We have audited Sinclair Broadcast Group, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Sinclair Broadcast Group Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Sinclair Broadcast Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sinclair Broadcast Group, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ (deficit) equity and other comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2008, and our report dated March 3, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Baltimore, Maryland
March 3, 2009

ITEM 9B.                OTHER INFORMATION

None.

PART III

ITEM 10.                  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be included in our Proxy Statement for the 2009 Annual Meeting of shareholders under the caption, “Directors, Executive Officers and Corporate Governance”, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2008 and is incorporated by reference in this report.

ITEM 11.                  EXECUTIVE COMPENSATION

The information required by this Item will be included in our Proxy Statement for the 2009 Annual Meeting of shareholders under the caption, “Executive Compensation”, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2008 and is incorporated by reference in this report.

ITEM 12.                  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in our Proxy Statement for the 2009 Annual Meeting of shareholders under the caption, “Security Ownership Of Certain Beneficial Owners and Management”, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2008 and is incorporated by reference in this report.

ITEM 13.                  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in our Proxy Statement for the 2009 Annual Meeting of shareholders under the caption, “Certain Relationships and Related Transactions, and Director Independence”, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2008 and is incorporated by reference in this report.

ITEM 14.                  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be included in our Proxy Statement for the 2009 Annual Meeting of shareholders under the caption, “Principal Accountant Fees and Services”, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2008 and is incorporated by reference in this report.

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

10.5

Lease Agreement dated as of July 1, 1987 between Cunningham Communications, Inc. and Sinclair Communications, LLC, as successor by merger of Chesapeake Television, Inc. as amended on July 1, 1997, July 1, 2005 and October 11, 2007. (Incorporated by reference from Registrant’s Registration Statement on Form S-1 No. 33-69482).

10.6

Lease dated February 1, 1996 by and between Keyser Investment Group, Inc., a Maryland corporation, and Sinclair Broadcast Group, Inc., a Maryland corporation. (Incorporated by reference from Registrant’s Report on Form 10-K for the year ended December 31, 2004).

10.7

Common Non-Voting Capital Stock Option between Sinclair Broadcast Group, Inc. and William Richard Schmidt, as trustee. (Incorporated by reference from Registrant’s Registration Statement on Form S-1 No. 33-90682).

10.8

Common Non-Voting Capital Stock Option between Sinclair Broadcast Group, Inc. and C. Victoria Woodward, as trustee. (Incorporated by reference from Registrant’s Registration Statement on Form S-1 No. 33-90682).

10.9

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

10.11*

First Amendment to Incentive Stock Option Plan for Sinclair Broadcast Group, Inc., adopted April 10, 1996. (Incorporated by reference from Registrant’s Report on Form 10-K/A for the year ended December 31, 1996).

10.12*

Second Amendment to Incentive Stock Option Plan for Sinclair Broadcast Group, Inc., adopted May 31, 1996. (Incorporated by reference from Registrant’s Report on Form 10-K/A for the year ended December 31, 1996).

10.13*	1996 Long-Term Incentive Plan for Sinclair Broadcast Group, Inc. (Incorporated by reference from Registrant’s Report on Form 10-K/A for the year ended December 31, 1996).
10.14*	First Amendment to 1996 Long-Term Incentive Plan for Sinclair Broadcast Group, Inc. (Incorporated by reference from Registrant’s Proxy Statement on Schedule 14A for the year ended December 31, 1998).
10.15*

Employment Agreement by and between Sinclair Broadcast Group, Inc. and Frederick G. Smith, dated June 12, 1998. (Incorporated by reference from Registrant’s Report on Form 10-Q for the quarter ended September 30, 1998).

10.16*

Employment Agreement by and between Sinclair Broadcast Group, Inc. and J. Duncan Smith, dated June 12, 1998. (Incorporated by reference from Registrant’s Report on Form 10-Q for the quarter ended September 30, 1998).

10.17*

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

10.19*

Employment Agreement by and between Sinclair Broadcast Group, Inc. and Barry M. Faber dated August 4, 2004. (Incorporated by reference from Registrant’s Report on Form 10-Q for the quarter ended June 30, 2004).

10.20*	Director Compensation. (Incorporated by reference from Registrant’s Report on Form 10-K for the year ended December 31, 2005).
10.21*	Executive Officer Compensation. (Incorporated by reference from Registrant’s Report on Form 8-K filed on March 5, 2005).
10.22*

Employment Agreement by and between Sinclair Broadcast Group, Inc. and Lucy Rutishauser dated March 19, 2001. (Incorporated by reference from Registrant’s Report on Form 10-K/A filed on April 29, 2005).

10.23

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

10.24

Release and Settlement agreement dated as of May 2, 2006 by Bay Television, Inc. and between Sinclair Broadcast Group, Inc., Bay Television, Inc, The WB Television Network and UPN.  (Incorporated by reference from Registrant’s Report on Form 10-Q for the quarter ended June 30, 2006).

10.25	Form of FOX Broadcasting Company Station Affiliation Agreement dated June 26, 2006. (Incorporated by reference from Registrant’s Report on Form 10-Q for the quarter ended June 30, 2006).
10.26*	Form of Restricted Stock Award Agreement. (Incorporated by reference from Registrant’s Report on Form 10-Q for the quarter ended June 30, 2006).
10.27

Credit Agreement dated as of December 21, 2006, between Sinclair Television Group, Inc. (the Company) and JP Morgan Chase Bank N.A, as Administrative Agent.  (Incorporated by reference from Registrant’s Report on Form 10-K for the year ended December 31, 2006).

10.28*

Stock Appreciation Right Agreement between Sinclair Broadcast Group, Inc. and David D. Smith dated April 2, 2007.  (Incorporated by reference on Registrant’s Report on Form 10-Q for the quarter ended March 31, 2007).

10.29

Agreement of Lease dated as of March 28, 2008 by and between Beaver Dam Limited Liability Company and Sinclair Broadcast Group, Inc.  (Incorporated by reference from Registrant’s Report on Form 8-K filed on April 3, 2008).

10.30

Stock Appreciation Right Agreement between Sinclair Broadcast Group, Inc., and David D. Smith dated April 1, 2008.  Incorporated by reference from Registrant’s Report on Form 10-Q filed on May 9, 2008).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 4th day of March 2009.

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

Signature	Title	Date

/s/ David D. Smith	Chairman of the Board, President and
David D. Smith	Chief Executive Officer	March 4, 2009

/s/ David B. Amy	Executive Vice President and
David B. Amy	Chief Financial Officer	March 4, 2009

/s/ David R. Bochenek	Vice President and
David R. Bochenek	Chief Accounting Officer	March 4, 2009

/s/ Frederick G. Smith
Frederick G. Smith	Director	March 4, 2009

/s/ J. Duncan Smith
J. Duncan Smith	Director	March 4, 2009

/s/ Robert E. Smith
Robert E. Smith	Director	March 4, 2009

/s/ Basil A. Thomas
Basil A. Thomas	Director	March 4, 2009

/s/ Lawrence E. McCanna
Lawrence E. McCanna	Director	March 4, 2009

/s/ Daniel C. Keith
Daniel C. Keith	Director	March 4, 2009

/s/ Martin R. Leader
Martin R. Leader	Director	March 4, 2009

SINCLAIR BROADCAST GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Sinclair Broadcast Group, Inc.

We have audited the accompanying consolidated balance sheets of Sinclair Broadcast Group, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ (deficit) equity and other comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2008.  Our audits also included the financial statement schedule listed in the Index at Item 15(a).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sinclair Broadcast Group, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 10 of the notes to the consolidated financial statements, the Company adopted the recognition and measurement provisions of the Financial Accounting Standards Board’s Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, on January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sinclair Broadcast Group, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Baltimore, Maryland

March 3, 2009

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	As of December 31,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,470	$20,980
Accounts receivable, net of allowance for doubtful accounts of $3,327 and $3,882, respectively	107,376	127,891
Affiliate receivable	65	15
Current portion of program contract costs	55,751	50,276
Income taxes receivable	2,334	16,228
Prepaid expenses and other current assets	9,453	13,448
Deferred barter costs	2,654	2,026
Deferred tax assets	9,022	7,752
Total current assets	203,125	238,616

PROGRAM CONTRACT COSTS, less current portion	27,548	32,683
PROPERTY AND EQUIPMENT, net	336,964	284,551
GOODWILL	824,188	1,010,594
BROADCAST LICENSES	132,422	401,130
DEFINITE-LIVED INTANGIBLE ASSETS, net	205,743	192,733
OTHER ASSETS	86,687	64,348
Total assets	$1,816,677	$2,224,655

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,817	$3,732
Accrued liabilities	79,584	82,374
Current portion notes payable, capital leases and commercial bank financing	67,066	42,950
Current portion of notes and capital leases payable to affiliates	2,845	3,839
Current portion of program contracts payable	91,366	90,208
Deferred barter revenues	2,657	2,143
Total current liabilities	248,335	225,246

LONG-TERM LIABILITIES:
Notes payable, capital leases and commercial bank financing, less current portion	1,275,324	1,274,386
Notes payable and capital leases to affiliates, less current portion	30,861	23,174
Program contracts payable, less current portion	81,315	79,985
Deferred tax liabilities	199,204	313,364
Other long-term liabilities	49,039	52,659
Total liabilities	1,884,078	1,968,814

MINORITY INTEREST IN CONSOLIDATED ENTITIES	16,302	3,067

SHAREHOLDERS’ (DEFICIT) EQUITY:
Class A Common Stock, $.01 par value, 500,000,000 shares authorized, 46,510,647 and 52,830,025 shares issued and outstanding, respectively	465	528
Class B Common Stock, $.01 par value, 140,000,000 shares authorized, 34,453,859 shares issued and outstanding, respectively, convertible into Class A Common Stock	345	345
Additional paid-in capital	588,399	614,156
Accumulated deficit	(669,417)	(360,324)
Accumulated other comprehensive loss	(3,495)	(1,931)
Total shareholders’ (deficit) equity	(83,703)	252,774
Total liabilities and shareholders’ (deficit) equity	$1,816,677	$2,224,655

The accompanying notes are an integral part of these consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(In thousands, except per share data)

	2008	2007	2006
REVENUES:
Station broadcast revenues, net of agency commissions	$639,163	$622,643	$627,075
Revenues realized from station barter arrangements	59,877	61,790	54,537
Other operating divisions revenue	55,434	33,667	24,610
Total revenues	754,474	718,100	706,222

OPERATING EXPENSES:
Station production expenses	158,965	148,707	144,236
Station selling, general and administrative expenses	136,142	140,026	137,995
Expenses recognized from station barter arrangements	53,327	55,662	49,358
Amortization of program contract costs and net realizable value adjustments	84,422	96,436	90,551
Other operating divisions expenses	59,987	33,023	24,193
Depreciation of property and equipment	44,765	43,147	45,319
Corporate general and administrative expenses	26,285	24,334	22,795
Amortization of definite-lived intangible assets and other assets	18,340	17,595	17,529
Gain on asset exchange	(3,187)	—	—
Impairment of goodwill and broadcast licenses	463,887	—	15,589
Total operating expenses	1,042,933	558,930	547,565
Operating (loss) income	(288,459)	159,170	158,657

OTHER INCOME (EXPENSE):
Interest expense and amortization of debt discount and deferred financing costs	(77,718)	(95,866)	(115,217)
Interest income	743	2,228	2,008
Gain (loss) from sale of assets	66	(21)	143
Gain (loss) from extinguishment of debt	5,451	(30,716)	(904)
Gain from derivative instruments	999	2,592	2,907
(Loss) income from equity and cost method investments	(2,703)	601	6,338
Other income, net	3,787	1,227	1,159
Total other expense	(69,375)	(119,955)	(103,566)
(Loss) income from continuing operations before income taxes	(357,834)	39,215	55,091
INCOME TAX BENEFIT (PROVISION)	116,484	(18,800)	(6,589)
(Loss) income from continuing operations	(241,350)	20,415	48,502
DISCONTINUED OPERATIONS:
(Loss) income from discontinued operations, net of related income tax (provision) benefit of ($358), $270 and $3,121, respectively	(141)	1,219	3,701
Gain from discontinued operations, net of related income tax provision of $0, $489 and $885, respectively	—	1,065	1,774
NET (LOSS) INCOME	$(241,491)	$22,699	$53,977

BASIC AND DILUTED (LOSS) EARNINGS PER COMMON SHARE:
(Loss) earnings per share from continuing operations	$(2.82)	$0.23	$0.57
Earnings per share from discontinued operations	$—	$0.03	$0.06
(Loss) earnings per share	$(2.82)	$0.26	$0.63
Weighted average common shares outstanding	85,652	86,910	85,680
Weighted average common and common equivalent shares outstanding	85,652	87,015	85,694
Dividends declared per share	$0.800	$0.625	$0.450

The accompanying notes are an integral part of these consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY

AND OTHER COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(In thousands)

	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
BALANCE, December 31, 2005	$471	$383	$593,259	$(344,391)	$—	$249,722
Dividends declared on Class A and Class B Common Stock	—	—	—	(38,176)	—	(38,176)
Class A Common Stock issued pursuant to employee benefit plans and stock options exercised	5	—	3,348	—	—	3,353
Tax benefit of nonqualified stock options exercised	—	—	60	—	—	60
Net income	—	—	—	53,977	—	53,977
Adjustment related to adoption of FAS 158, net of taxes	—	—	—	—	(2,475)	(2,475)
Adjustment related to adoption of SAB 108, net of taxes	—	—	—	184	—	184
BALANCE, December 31, 2006	$476	$383	$596,667	$(328,406)	$(2,475)	$266,645

Other comprehensive income (loss):
Net income	$—	$—	$—	$53,977	$—	$53,977
Adjustment related to adoption of FAS 158, net of taxes	—	—	—	—	(2,475)	(2,475)
Comprehensive income (loss)	$—	$—	$—	$53,977	$(2,475)	$51,502

The accompanying notes are an integral part of these consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY

AND OTHER COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(In thousands)

	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
BALANCE, December 31, 2006	$476	$383	$596,667	$(328,406)	$(2,475)	$266,645
Adjustment related to adoption of FIN 48, effective January 1, 2007	—	—	—	(589)	—	(589)
Dividends declared on Class A and Class B Common Stock	—	—	—	(54,028)	—	(54,028)
Class A Common Stock issued pursuant to employee benefit plans and stock options exercised	14	—	15,638	—	—	15,652
Class B Common Stock converted into Class A Common Stock	38	(38)	—	—	—	—
Tax benefit of nonqualified stock options exercised	—	—	1,851	—	—	1,851
Amortization of net periodic pension benefit costs	—	—	—	—	544	544
Net income	—	—	—	22,699	—	22,699
BALANCE, December 31, 2007	$528	$345	$614,156	$(360,324)	$(1,931)	$252,774

Other comprehensive income:
Net income	$—	$—	$—	$22,699	$—	$22,699
Amortization of net periodic pension benefit costs	—	—	—	—	544	544
Comprehensive income	$—	$—	$—	$22,699	$544	$23,243

The accompanying notes are an integral part of these consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY

AND OTHER COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(In thousands)

	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity (Deficit)
BALANCE, December 31, 2007	$528	$345	$614,156	$(360,324)	$(1,931)	$252,774
Dividends declared on Class A and Class B Common Stock	—	—	—	(67,602)	—	(67,602)
Class A Common Stock issued pursuant to employee benefit plans	4	—	4,020	—	—	4,024
Tax provision on employee stock awards	—	—	(8)	—	—	(8)
Change in pension funded status and amortization of net periodic pension benefit costs, net of taxes	—	—	—	—	(1,564)	(1,564)
Repurchase of 6,722,310 shares of Class A Common Stock	(67)	—	(29,769)	—	—	(29,836)
Net loss	—	—	—	(241,491)	—	(241,491)
BALANCE, December 31, 2008	$465	$345	$588,399	$(669,417)	$(3,495)	$(83,703)

Other comprehensive loss:
Net loss	$—	$—	$—	$(241,491)	$—	$(241,491)
Change in pension funded status and amortization of net periodic pension benefit costs, net of taxes	—	—	—	—	(1,564)	(1,564)
Comprehensive loss	$—	$—	$—	$(241,491)	$(1,564)	$(243,055)

The accompanying notes are an integral part of these consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(In thousands)

	2008	2007	2006
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net (loss) income	$(241,491)	$22,699	$53,977
Adjustments to reconcile net (loss) income to net cash flows from operating activities:
Amortization of debt discount, net of debt premium	3,290	2,678	2,263
Depreciation of property and equipment	45,027	43,432	46,248
Gain on asset exchange	(3,187)	—	—
Recognition of deferred revenue	(29,416)	(19,874)	(8,874)
Accretion of capital leases	844	912	453
Loss (income) loss from equity and cost method investments	2,703	(601)	(6,057)
(Gain) loss on sale of property	(66)	21	(143)
Gain on sale of broadcast assets related to discontinued operations	—	(1,553)	(2,659)
Gain from derivative instruments	(999)	(2,592)	(2,907)
Impairment of intangibles	463,887	—	15,589
Amortization of definite-lived intangible assets and other assets	18,340	17,880	18,021
Amortization of program contract costs and net realizable value adjustments	84,422	96,593	90,746
Amortization of deferred financing costs	4,054	3,312	2,509
Stock-based compensation	6,083	3,730	1,905
Excess tax provision (benefit) for stock options exercised	8	(1,851)	(60)
Loss on extinguishment of debt, non-cash portion	2,000	3,431	854
Amortization of derivative instruments	(424)	794	538
Amortization of net periodic pension benefit costs	174	544	—
Deferred tax (benefit) provision related to operations	(116,198)	34,379	18,833
Deferred tax provision related to discontinued operations	—	5,463	(1,177)
Net effect of change in deferred barter revenues and deferred barter costs	(114)	245	(595)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease (increase) in accounts receivable, net	22,884	7,531	(3,366)
Decrease (increase) in taxes receivable	13,938	(10,124)	(3,625)
Decrease in prepaid expenses and other current assets	4,121	1,518	3,736
Decrease (increase) in other assets	3,037	(8)	(780)
Increase in accounts payable and accrued liabilities	14,465	17,733	14,051
Increase in income taxes payable	—	—	2,255
Decrease in other long-term liabilities	(1,221)	(6,523)	(5,573)
(Decrease) increase in minority interest	(2,770)	1,432	(100)
Dividends and distributions from equity and cost method investees	1,693	3,051	7,217
Payments on program contracts payable	(82,285)	(78,038)	(88,006)
Real estate held for development and sale	(1,665)	—	—
Net cash flows from operating activities	211,134	146,214	155,273

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(25,169)	(23,226)	(16,923)
Consolidation of variable interest entity	1,328	—	—
Purchase of alarm monitoring contracts	(7,675)	—	—
Payments for acquisition of television stations	(17,123)	—	(1,710)
Payments for acquisitions of other operating divisions companies	(53,487)	(39,075)	—
Dividends and distributions from cost method investees	1,575	583	—
Investments in equity and cost method investees	(41,971)	(16,384)	(339)
Proceeds from the sale of assets	199	696	2,430
Proceeds from the sale of broadcast assets related to discontinued operations	—	21,036	1,400
Loans to affiliates	(178)	(160)	(143)
Proceeds from loans to affiliates	179	157	141
Net cash flows used in investing activities	(142,322)	(56,373)	(15,144)

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006 (CONTINUED)

(In thousands)

	2008	2007	2006
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	274,643	751,609	75,000
Repayments of notes payable, commercial bank financing and capital leases	(255,597)	(840,642)	(114,364)
Repurchase of Class A Common Stock	(29,836)	—	—
Proceeds from exercise of stock options, including excess tax benefits of $0 million, $1.9 million and $0.1 million, respectively	—	13,379	1,125
Dividends paid on Class A and Class B Common Stock	(66,683)	(49,490)	(36,062)
Payments for deferred financing costs	(524)	(7,065)	—
Proceeds from derivative terminations	8,001	—	—
Payments for derivative terminations	—	—	(3,750)
Repayments of notes and capital leases to affiliates	(3,326)	(4,060)	(4,325)
Net cash flows used in financing activities	(73,322)	(136,269)	(82,376)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,510)	(46,428)	57,753
CASH AND CASH EQUIVALENTS, beginning of year	20,980	67,408	9,655
CASH AND CASH EQUIVALENTS, end of year	$16,470	$20,980	$67,408

The accompanying notes are an integral part of these consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.         NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Operations

Sinclair Broadcast Group, Inc. is a diversified television broadcasting company that owns or provides certain programming, operating or sales services to television stations pursuant to broadcasting licenses that are granted by the Federal Communications Commission (the FCC or Commission).  We currently own, provide programming and operating services pursuant to local marketing agreements (LMAs) or provide, or are provided, sales services pursuant to outsourcing agreements to 58 television stations in 35 markets.  For the purpose of this report, these 58 stations are referred to as “our” stations.  Our broadcast group is a single reportable segment for accounting purposes and includes diverse network affiliations as follows: FOX (20 stations); MyNetworkTV (17 stations); ABC (9 stations); The CW (9 stations); CBS (2 stations) and NBC (1 station).

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

Discontinued Operations

We account for the results of operations of WEMT-TV in Tri-Cities, Tennessee and WGGB-TV in Springfield, Massachusetts, in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FAS 144).  Discontinued operations have not been segregated in the consolidated statements of cash flows and, therefore, amounts for certain captions will not agree with the accompanying consolidated balance sheets and consolidated statements of operations.  The operating results of WEMT-TV and WGGB-TV are not included in our consolidated results from continuing operations for the years ended December 31, 2008, 2007 and 2006.  In accordance with Emerging Issues Task Force Issue No. 87-24, Allocation of Interest to Discontinued Operations, no interest expense was allocated to these operations for the years ended December 31, 2008, 2007 and 2006.  See Note 13. Discontinued Operations, for additional information.

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

Our application to acquire the FCC license of WNAB-TV in Nashville, Tennessee is pending FCC approval.  As a result, we have an outsourcing agreement with WNAB-TV to provide certain non-programming related sales, operational and administrative services to WNAB-TV.  Based on the terms of the outsourcing agreement we are considered to have a variable interest in WNAB-TV.  We have determined that the WNAB-TV is a VIE and that we are the primary beneficiary of the variable interests.  As a result, we consolidate the assets and liabilities of WNAB-TV.

Our applications to acquire the FCC licenses of all the television stations owned by Cunningham Broadcasting Corporation (Cunningham) are pending FCC approval.  We have a Local Marketing Agreement (LMA) with each of the television stations that are considered to create variable interests in the license asset entities.  We have determined that the Cunningham license asset entities are VIEs and that, based on the terms of the agreements, we are the primary beneficiary of the variable interests.  As a result, we consolidate the assets and liabilities of Cunningham.

During 2008, we entered into an agreement with an unrelated third party for the right to acquire the FCC license of KFXA-TV in Cedar Rapids, Iowa, pending FCC approval.  We have determined that KFXA-TV is a VIE and that we are the primary beneficiary of the variable interests of KFXA-TV as a result of the terms of our outsourcing agreement and purchase option.  As a result, we consolidate the assets and liabilities of KFXA-TV.

The consolidated financial position and results of operations of WNAB-TV, KFXA-TV and Cunningham are included in the broadcast segment.

During 2007 and 2008, we made investments in four real estate ventures considered to be VIEs.  We have determined that we are the primary beneficiary of the variable interests in these entities; as a result we consolidate the assets and liabilities of these entities.  The activities of the real estate ventures are not material to our consolidated financial statements.

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

Broadcast Segment Acquisitions

In February 2008, we acquired the non-license assets of KFXA-TV in Cedar Rapids, Iowa for $17.1 million, net of cash acquired, and the right to purchase license assets, pending FCC approval, for $1.9 million.  Our CBS affiliate in Cedar Rapids, KGAN-TV, provides sales and other non-programming related services to KFXA-TV pursuant to an outsourcing agreement.  We have determined that based on the terms of the outsourcing agreement and license purchase option, the KFXA-TV licensed asset entity is a variable interest entity and that we are the primary beneficiary of the variable interests.  As a result, we consolidate the assets and liabilities of the non-license and license assets of KFXA-TV.

Other Operating Divisions Segment Acquisitions

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

In March 2008, we acquired a 50% equity interest in Bay Creek South, LLC (Bay Creek).  Bay Creek is a land development venture that primarily includes residential and commercial unimproved and improved land surrounding two golf courses on Virginia’s eastern shore.  In conjunction with the equity investment, we purchased certain of Bay Creek’s outstanding debt that was used to finance improvements to and the development of land in the venture.  Our total cash, debt and equity investment in Bay Creek, including transaction costs, was $35.2 million, net of cash acquired.  Approximately $0.8 million of the $35.2 million investment was funded through the conversion of an existing bridge loan to a portion of the 50% equity interest.  Based on our role as the day-to-day manager and our ability to control all major decisions of the venture, the accounts of Bay Creek are included in our consolidated financial statements.  Approximately $11.8 million of debt was assumed by us through the consolidation of Bay Creek; however, this debt was subsequently paid down to a zero balance at March 31, 2008.  As of December 31, 2008, the purchase price allocation was finalized resulting in approximately $32.0 million of property, equipment and land being included in property and equipment, net and $17.6 million of a purchase option intangible included in definite-lived intangible assets, net in our consolidated balance sheet.

In June 2008, we acquired Jefferson Park Development, LLC (Jefferson Park) for $19.0 million.  Jefferson Park is a mixed use land development project located in Frederick County, Maryland, a suburb of Washington, D.C.

We consolidate the financial statements of these entities.  Their results are included in the financial statements from the date of their acquisition.  These acquisitions are not material to our consolidated financial statements.  These acquisitions are shown in the statement of cash flows as payments for acquisitions of other operating divisions companies.  We entered into these acquisitions as part of our strategy to maximize value for our shareholders, which includes diversification through investments in non-television assets.

Investments

From time to time, we make equity and debt investments in non-broadcast assets.  For the year ended December 31, 2008, we made a $6.0 million cash investment in Patriot Capital II, LP (Patriot Capital).  Patriot Capital provides structured debt and mezzanine financing to small businesses.  After the $6.0 million cash investment, our remaining unfunded commitment to Patriot Capital is $14.0 million.  As of December 31, 2008, we made new investments of $32.6 million and add-on cash investments of $3.4 million primarily in real estate ventures.

Nonmonetary Asset Exchanges

In 2009, television broadcasters are required to cease transmitting their signals using the existing analog spectrum and begin transmitting in digital.  This government mandate was established so that the analog frequencies can be freed up for use by public safety communications such as police, fire and emergency rescue.  In 2004, Sprint Nextel Corporation (Nextel) also agreed to relocate its airwaves to end interference between its cellular signals and the wireless signals used by the country’s public safety agencies.  As part of this agreement, the FCC granted Nextel the right to a certain spectrum within the 1.9 GHz band that is currently used by television broadcasters (the analog spectrum).  Accordingly, Nextel has entered into agreements with several of our stations to exchange our existing analog equipment for comparable digital equipment.   As equipment is exchanged and placed in service, we will record a gain to the extent that the fair market value of the equipment received exceeds the carrying amount of the equipment relinquished.  The equipment will be recorded at the estimated fair market value and will be depreciated over a useful life of 8 years.  For the year ended December 31, 2008, we recorded a gain of $3.2 million for the equipment received.

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standard No 141 (revised 2007), Business Combinations (FAS 141(R)).  FAS 141(R) requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions.  In addition to new disclosure requirements, FAS 141(R) also makes the following significant changes: acquisition costs are expensed as incurred, noncontrolling interests are valued at fair value at the acquisition date, acquired contingencies are recorded at fair value at the acquisition date and subsequently re-measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies, in-process research and development costs are recorded at fair value as an indefinite-lived intangible asset at the acquisition date, restructuring costs are expensed subsequent to the acquisition date and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally affect income tax expense.  This statement is effective for business combinations in which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and early adoption is prohibited.  This statement could have a material effect on our consolidated financial statements if we make future acquisitions.

In December 2007, the FASB issued Statement of Financial Accounting Standard No.  160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51 (FAS 160).  This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity.  The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement.  Changes in a parent’s ownership interest that result in deconsolidation of a subsidiary will result in the recognition of a gain or loss in net income when the subsidiary is deconsolidated.  FAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.  The statement is effective for fiscals years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  This statement will not have a material effect on our consolidated financial statements.

In February 2008, the FASB issued FSP FAS 157-1 and FSP FAS 157-2, Fair Value Measurements.  FSP FAS 157-1 amends FASB Statement No. 157, Fair Value Measurements (FAS 157) to exclude FASB Statement No. 13, Accounting for Leases (FAS 13), and its related interpretive accounting pronouncements that address leasing transactions.  The FASB decided to exclude leasing transactions covered by FAS 13 (except those arising from a business combination) in order to allow it to more broadly consider the use of fair value measurements for these transactions as part of its project to comprehensively reconsider the accounting for leasing transactions.  FAS 157-2 delays the effective date of FAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  The FSP states that the application of FAS 157 for non-financial assets and non-financial liabilities will be delayed until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.  FAS 157 was issued in September 2006 and defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  We applied the provisions of this statement for the year ended 2008.  The application of FAS 157 did not have a material impact on our consolidated financial statements.

In May 2008, the Financial Accounting Standards Board (FASB) issued FASB Standard Position (FSP) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement).  This FSP requires issuers of convertible debt instruments that may be settled in cash upon conversion to account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  Issuers will need to determine the carrying value of just the liability portion of the debt by measuring the fair value of a similar liability (including any embedded features other than the conversion option) that does not have an associated equity component.  The excess of the initial proceeds received from the debt issuance and the fair value of the liability component should be recorded as a debt discount with the offset recorded to equity.  The discount will be amortized to interest expense using the interest method over the life of a similar liability that does not have an associated equity component.  Transaction costs incurred with third parties shall be allocated between the liability and equity components in proportion to the allocation of proceeds and accounted for as debt issuance costs and equity issuance costs, respectively, with the debt issuance costs amortized to interest expense.  This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early adoption is not permitted.  This statement will be applied retrospectively to all periods presented as of the beginning of the first period presented, first quarter 2007, with an offsetting adjustment to the opening balance of retained earnings.  In 2009, we will record the impact of this statement retrospectively by recording additional interest expense on our 3.0% Convertible Senior Notes, due 2027 (the 3.0% Notes) of approximately $6.4 million for the year ended December 31, 2007 and approximately $9.9 million for the year ended December 31, 2008.  We expect to record additional interest expense of approximately $12.1 million and $4.5 million in the years ended December 31, 2009 and 2010, respectively.  The interest expense assumes the exercise of our 3.0% Notes in May 2010.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.  This FSP clarifies that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities as defined in EITF 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128 and should therefore be included in the computation of earnings per share.  Our restricted stock awards are considered participating securities in accordance with this FSP.  This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  In addition, all prior period earnings per share data shall be adjusted retrospectively.  The impact of this issue will not have a material effect on our consolidated financial statements.

In June 2008, the EITF issued Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock.  This issue requires that an entity use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions.  This issue is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The impact of this issue will not have a material effect on our consolidated financial statements.

In September 2008, the EITF reached a consensus for exposure on Issue No. 08-6, Equity Method Investment Accounting Considerations.  This issue addresses the accounting for equity method investments as a result of the accounting changes prescribed by FAS 141(R) and FAS 160.  The issue includes clarification on the following: (a) transaction costs should be included in the initial carrying value of the equity method investment, (b) an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment need only be performed as part of any other-than-temporary impairment evaluation of the equity method investment as a whole and does not need to be performed annually, (c) the equity method investee’s issuance of shares should be accounted for as the sale of a proportionate share of the investment, which may result in a gain or loss in income, and (d) a gain or loss should not be recognized when changing the method of accounting for an investment from the equity method to the cost method.  This issue will be effective for fiscal years beginning on January 1, 2009.  The impact of this issue will not have a material effect on our consolidated financial statements.

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

Other Assets

Other assets as of December 31, 2008 and 2007 consisted of the following (in thousands):

	2008	2007
Equity and cost method investments	$67,352	$31,192
Unamortized costs related to securities issuances	9,881	13,788
Fair value of derivative instruments (a)	—	9,039
Tax contingency receivable	7,443	7,587
Other	2,011	2,742
Total other assets	$86,687	$64,348

(a)          During February 2008, the counterparty to these derivative instruments terminated the agreements.

Impairment of Intangible and Long-Lived Assets

Statement of Financial Accounting Standard No. 142 Goodwill and Other Intangible Assets (FAS 142) requires that goodwill and indefinite-lived intangible assets are not amortized but rather are tested for impairment at least annually.  FAS 142 prescribes a two-step method for determining goodwill impairment. In the first step, the Company determines the fair value of the reporting unit and compares that fair value to the net book value of the reporting unit. The fair value of the reporting unit is determined using various valuation techniques, including quoted market prices, observed earnings /cash flow multiples paid for comparable television stations and discounted cash flow models.  If the net book value of the reporting unit were to exceed the fair value, we would then perform the second step of the impairment test, which requires allocation of the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value being allocated to goodwill. An impairment charge will be recognized only when the implied fair value of a reporting unit’s goodwill is less than its carrying amount.  Broadcast licenses are analyzed at the market level in accordance with EITF 02-7, “Unit of Accounting for Testing Impairment of Indefinite-Lived Intangible Assets”.  When evaluating whether a broadcast license is impaired, we compare the fair value of the broadcast licenses to the carrying amount of those same broadcast licenses.  If the carrying amount of the broadcast licenses exceeds the fair value, then an impairment loss is recorded to the extent that the carrying value of the broadcast licenses exceeds the fair value.

Under the provisions of FAS 144, we periodically evaluate our long-lived assets for impairment and will continue to evaluate them as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable.  We evaluate the recoverability of long-lived assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them.  At the time that such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are tested for impairment by comparing their estimated fair value to the carrying value.  We typically estimate fair value using discounted cash flow models and appraisals.  See Note 5. Goodwill and Other Intangible Assets, for more information.

Accrued Liabilities

Accrued liabilities consisted of the following as of December 31, 2008 and 2007 (in thousands):

	2008	2007
Compensation	$14,985	$18,170
Interest	10,161	11,290
Dividends payable	16,038	15,139
Other accruals relating to operating expenses	27,566	23,564
Deferred revenue	10,834	14,211
Total accrued liabilities	$79,584	$82,374

We do not accrue for repair and maintenance activities in advance of planned or unplanned major maintenance activities.  We generally expense these activities when incurred.

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statements carrying amounts and the tax bases of assets and liabilities.  We provide a valuation allowance for deferred tax assets if we determine, based on the weight of available evidence, that it is more likely than not that some or all of the deferred tax assets will not be realized.  As of December 31, 2008, valuation allowances have been provided for a substantial amount of our available federal and state NOLs.  Management periodically performs a comprehensive review of our tax positions and accrues amounts for tax contingencies.  Based on these reviews, the status of ongoing audits and the expiration of applicable statute of limitations, accruals are adjusted as necessary in accordance with the measurement and recognition provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109.

Supplemental Information – Statements of Cash Flows

During 2008, 2007 and 2006, we had the following cash transactions (in thousands):

	2008	2007	2006
Income taxes paid related to continuing operations	$3,477	$258	$654
Income taxes paid related to sale of discontinued operations	$—	$—	$4,057
Income tax refunds received related to continuing operations	$11,810	$7,756	$4,993
Income tax refunds received related to discontinued operations	$5,501	$157	$6,762
Interest paid	$73,041	$97,649	$109,459
Premium payments related to extinguishment of debt	$301	$27,285	$853
Debt assumed in conjunction with the acquisition of other operating divisions companies	$—	$7,120	$—

Non-cash barter and trade expense are presented in the consolidated statements of operations.  Non-cash transactions related to capital lease obligations were $10.0 million, $8.9 million and $3.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.  Debt assumed in conjunction with the acquisition of other operating divisions companies is non-recourse to us.

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

Included in the accompanying consolidated statements of operations for the years ended December 31, 2008, 2007 and 2006 are net revenues of $109.7 million, $109.3 million and $120.0 million, respectively, that relate to LMAs.

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

Advertising Expenses

Advertising expenses are recorded in the period when incurred and are included in station production expenses.  Total advertising expenses from continuing operations, net of advertising co-op credits, were $7.6 million, $8.4 million and $7.7 million for the years ended December 31, 2008, 2007 and 2006, respectively.

We receive, from time to time, up front payments from service providers.  Such amounts are recognized as a reduction in selling, general and administrative expenses on a straight-line basis over the term of the contracts.

Financial Instruments

Financial instruments, as of December 31, 2008 and 2007, consisted of cash and cash equivalents, trade accounts receivable, notes receivable (which are included in other current assets), derivatives, accounts payable, accrued liabilities and notes payable.  The carrying amounts approximate fair value for each of these financial instruments, except for the notes payable.  See Note 6. Notes Payable and Commercial Bank Financing, for additional information regarding the fair value of notes payable.

Pension

In September 2006, the FASB issued FAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (FAS 158).  FAS 158 requires us to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of our pension plan in our consolidated financial statements.  At adoption, we recorded an adjustment to accumulated other comprehensive loss of $2.5 million (net of taxes of $1.7 million) that represented the net unrecognized actuarial losses which we previously netted against the plan’s funded status in our consolidated financial statements pursuant to the provisions of FASB Statement No. 87.  For the year ended December 31, 2007, we had no liability.  For the year ended December 31, 2008, we recognized a liability of $2.2 million, representing the under funded status of our defined benefit pension plan.

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

Options.  In June 1996, our Board of Directors adopted, upon approval of the shareholders by proxy, the 1996 Long-Term Incentive Plan (LTIP).  The purpose of the LTIP is to reward key individuals for making major contributions to our success and the success of our subsidiaries and to attract and retain the services of qualified and capable employees.  Options granted pursuant to the LTIP must be exercised within 10 years following the grant date.  On April 21, 2005, we accelerated the vesting of 390,039 stock options, which were all of our outstanding unvested options at that time.  We have not issued any options subsequent to accelerating the vesting in 2005 and do not expect to issue options in future periods.  A total of 14,000,000 shares of Class A Common Stock are reserved for awards under this plan.  As of December 31, 2008, 11,201,759 shares (including forfeited shares) were available for future grants.

The following is a summary of changes in outstanding stock options:

	Options	Weighted-Average Exercise Price	Exercisable	Weighted-Average Exercise Price
Outstanding at December 31, 2005	6,352,720	$15.78	6,352,720	$15.78
2006 Activity:
Granted	—	$—	—	—
Exercised	(119,275)	$8.95	—	—
Forfeited	(3,149,770)	$15.20	—	—
Outstanding at December 31, 2006	3,083,675	$16.53	3,083,675	$16.53

2007 Activity:
Granted	—	$—	—	—
Exercised	(1,131,425)	$10.19	—	—
Forfeited	(370,000)	$17.14	—	—
Outstanding at December 31, 2007	1,582,250	$20.71	1,582,250	$20.71

2008 Activity:
Granted	—	$—	—	—
Exercised	—	$—	—	—
Forfeited	(1,076,000)	$24.63	—	—
Outstanding at December 31, 2008	506,250	$12.45	506,250	$12.45

Outstanding	Exercise Price	Weighted-Average Remaining Contractual Life (In Years)	Exercisable	Weighted Average Exercise Price
173,250	$6.68 – 9.95	2.9	173,250	$8.68
278,000	$10.09 – 15.06	3.4	278,000	$12.57
45,000	$17.00 – 24.20	0.4	45,000	$22.60
10,000	$28.28 – 28.42	0.1	10,000	$28.34
506,250	$6.68 – 28.42		506,250	$12.45

Designated Participants Stock Option Plan.  In connection with our initial public offering in June 1995, our Board of Directors adopted an Incentive Stock Option Plan for Designated Participants (Designated Participants Stock Option Plan) pursuant to which options for shares of Class A Common Stock were granted to certain of our key employees.  Options granted pursuant to Designated Participants Stock Option Plan must be exercised within 10 years following the grant date.  As of December 31, 2005, no shares were available for future grants because the Plan expired in June 2005, the tenth anniversary date of the Plan.  The Designated Participants Stock Option Plan participants forfeited shares during 2007 and 2008.  As of December 31, 2008, there were no shares outstanding.

RSAs.  RSAs are granted to employees pursuant to the LTIP.  RSAs have certain restrictions that lapse over three years at 25%, 25% and 50%, respectively.  As the restrictions lapse, the Class A Common Stock may be freely traded on the open market.  On April 1, 2008, we awarded 95,500 RSAs that had a fair value of $8.94 per share, which was the value of the stock on the trading date immediately prior to the grant date.  On April 2, 2007, we awarded 55,500 RSAs that had a fair value of $15.78 per share, which was the value of the stock on the trading date immediately prior to the grant date.  On April 3, 2006, we awarded 40,000 RSAs that had a fair value of $7.81 per share, which was the value of the stock on the trading date immediately prior to the grant date.  As of December 31, 2008, 33,875 shares were vested.  RSA participants forfeited 875 shares during 2008.  For the years ended December 31, 2008, 2007 and 2006, we recorded expense of $0.6 million, $0.3 million and less than $0.1 million, respectively.  This expense reduced our consolidated income, but it had no effect on our consolidated cash flows.  Additionally, any RSAs for which the restrictions have lapsed will be included in weighted average shares outstanding, which can have a dilutive effect on our earnings per share.  Any RSAs for which the restrictions have not lapsed will be included in total equivalent shares outstanding, based on the treasury stock method, which could have a dilutive effect on our diluted earnings per share.

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

The initial exercise price for options under the ESPP is 85% of the lesser of the fair market value of the common stock as of the first day of the payroll deduction period and as of the last day of that period. No participant can purchase more than $25,000 worth of our common stock over all payroll deduction periods ending during the same calendar year.  We value the stock options under the ESPP using the Black-Scholes option pricing model, which incorporates the following assumptions as of December 31, 2008 and 2007:

	2008	2007
Risk-free interest rate	1.36%	5.23%
Expected life	91 days	91 days
Expected volatility	117.70%	38.38%
Annual dividend yield	15.22%	5.60%

We use the Black-Scholes model as opposed to a lattice pricing model because employee exercise patterns are not relevant to this plan.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.  The expected life is based on the approximate number of days in the quarter assuming the option was issued on the first day of the quarter.  The expected volatility is based on our historical stock prices over the previous 90-day period.  The annual dividend yield is based on the annual dividend per share divided by the share price on the grant date.

The stock-based compensation expense recorded related to the ESPP for the years ended December 31, 2008, 2007 and 2006 was $0.2 million, $0.2 million and $0.1 million, respectively.  Less than 0.1 million shares were issued to employees during the year ended December 31, 2008.  This expense reduced our consolidated income, but it had no effect on our consolidated cash flows.  Additionally, options issued under the ESPP are included in the total shares outstanding at the end of each period, which results in a dilutive effect on our basic and diluted earnings per share.

Match.  The Sinclair Broadcast Group, Inc. 401(k) Profit Sharing Plan and Trust (the 401(k) Plan) is available as a benefit for our eligible employees.  Contributions made to the 401(k) Plan include an employee elected salary reduction amount, company-matching contributions (the Match) and an additional discretionary amount determined each year by the Board of Directors.  The Match and any discretionary contributions may be made using our Class A Common Stock if the Board of Directors so chooses.  Typically, we make the Match using our Class A Common Stock.

The value of the Match is based on the level of elective deferrals into the 401(k) plan.  The amount of shares of our Class A Common Stock used to make the Match is determined using the closing price on or about March 1st of each year for the previous calendar year’s Match.  The Match is discretionary and is equal to a maximum of 50% of elective deferrals by eligible employees, capped at 4% of the employee’s total cash compensation.  For the years ended December 31, 2008, 2007 and 2006, we recorded $2.0 million, $1.9 million and $1.6 million, respectively, of compensation expense related to the Match.

SARs.  On April 1, 2008, 350,000 SARs were granted to David Smith, our President and Chief Executive Officer, pursuant to the LTIP.  The base value of each SAR is $8.94 per share, which was the closing price of our Class A Common Stock on the grant date.  The SARs had a grant date fair value of $0.5 million.  On April 2, 2007, 200,000 SARs were granted to David Smith pursuant to the LTIP.  The SARs grants have a 10-year term and vest immediately.  We valued the SARs using the Black-Scholes model and the following assumptions:

	2008	2007
Risk-free interest rate	4.25%	5.17%
Expected life	10 years	10 years
Expected volatility	46.10%	36.16%
Annual dividend yield	9.23%	3.96%

For the years ended December 31, 2008 and 2007, we recorded compensation expense of $0.5 million and $1.0 million, respectively related to these grants.  We did not issue any SARs in 2006.  This expense reduced our consolidated income, but had no effect on our consolidated cash flows.  During 2008, these SARs had no effect on the shares used in our basic and diluted earnings per share.

Subsidiary Stock Awards.  From time to time, we grant subsidiary stock awards to employees.  The subsidiary stock is typically in the form of a membership interest in a consolidated limited liability company, not traded on a public exchange and valued based on the estimated fair value of the subsidiary.  Fair value is typically estimated using discounted cash flow models and appraisals.  These stock awards vest immediately.  For the years ended December 31, 2008 and 2007, we recorded compensation expense of $2.5 million and $0.7 million, respectively related to these awards.  We did not issue any subsidiary stock awards in 2006.  This expense reduced our consolidated income, but had no effect on our consolidated cash flows.  These awards have no effect on the shares used in our basic and diluted earnings per share.

Stock Grants to Non-Employee Directors.  In addition to directors fees paid, on the date of each of our annual meetings of shareholders, each non-employee director receives a grant of shares of Class A Common Stock pursuant to the LTIP.  In 2008, 2007 and 2006, each non-employee director received 5,000 shares, 5,000 shares and 2,000 shares, respectively.  On May 15, 2008, we granted 25,000 shares that had a fair value of $9.28 per share, which was the closing value of the stock on the date of grant.  On May 10, 2007, we granted 25,000 shares that had a fair value of $15.27 per share, which was the closing value of the stock on the date of grant.  On May 11, 2006, we granted 10,000 shares that had a fair value of $8.09 per share, which was the closing value of the stock on the date of grant.  We recorded an expense of $0.2 million, $0.4 million and less than $0.1 million on the date of grant for the years ended December 31, 2008, 2007 and 2006, respectively.  This expense reduced our consolidated income, but it had no effect on our consolidated cash flows.  Additionally, these shares are included in the total shares outstanding, which results in a dilutive effect on our basic and diluted earnings per share.

3.         INVESTMENTS:

Allegiance Capital Limited Partnership

We have a limited partnership interest in Allegiance Capital Limited Partnership (Allegiance).  Allegiance is a private mezzanine venture capital fund, which invests in the subordinated debt and equity of privately held companies.  The partnership is structured as a debenture Small Business Investment Company (SBIC) and is a federally licensed SBIC.  We account for our investment in Allegiance under the equity method of accounting.  We have retained the specialized accounting for our investment in Allegiance pursuant to EITF Issue No. 85-12, Retention of Specialized Accounting for Investments in Consolidation.  The balance of our investment was $8.4 million as of December 31, 2008.

In the event that one or more of our investments are significant, we are required to disclose summarized financial information.  The table below presents the unaudited summarized statement of operations for these investments for the years ended December 31, 2008, 2007 and 2006 and the unaudited summarized assets and liabilities for these investments as of December 31, 2008 and 2007 (in thousands):

	As of December 31,
	2008	2007
Current assets	$3,422	$2,207
Long-term assets	15,030	23,804
Total assets	$18,452	$26,011

Current liabilities	$179	$317
Long-term liabilities	9,594	15,851
Total liabilities	9,773	16,168

Equity	8,679	9,843
Total liabilities and equity	$18,452	$26,011

	For the Years Ended December 31,
	2008	2007	2006
Operating revenue	$2,500	$3,323	$2,581
Operating expenses	$1,294	$1,737	$1,573
(Loss) income from continuing operations	$(1,065)	$2,429	$8,570
Net (loss) income	$(1,065)	$2,429	$8,570

We have other cost and equity investments in private investment funds, real estate ventures and privately held small businesses.  Management does not believe that these investments individually, or in the aggregate, are material to the accompanying consolidated financial statements.  These investments are included in our other operating divisions segment.

Impairment of Investments

Each quarter, we review our investments for impairment.  For any investments that indicate a potential impairment, we estimate the fair values of those investments using discounted cash flow models, unrelated third party valuations or industry comparables, based on the various facts available to us.  As a result of these reviews, we recorded an impairment of $1.0 million in the consolidated statements of operations for the year ended December 31, 2007.  No impairment was recorded for the years ended December 31, 2008 or 2006.

In addition to our equity and cost method investment mentioned above, we hold two loans in real estate ventures.  During 2008, we reserved one of the loans through a $3.9 million charge to other operating divisions expense in our consolidated statements of operations.

4.         PROPERTY AND EQUIPMENT:

Property and equipment are stated at cost, less accumulated depreciation.  Depreciation is computed under the straight-line method over the following estimated useful lives:

Buildings and improvements	10 - 30 years
Station equipment	5 - 10 years
Office furniture and equipment	5 - 10 years
Leasehold improvements	Lesser of 10 - 30 years or lease term
Automotive equipment	3 - 5 years
Property and equipment under capital leases	Lease term

Property and equipment consisted of the following as of December 31, 2008 and 2007 (in thousands):

	2008	2007
Land and improvements	$20,598	$18,444
Real estate held for development and sale	49,567	—
Buildings and improvements	88,137	87,998
Station equipment	372,121	363,952
Office furniture and equipment	45,222	46,854
Leasehold improvements	15,593	15,424
Automotive equipment	12,591	11,254
Capital leased assets	94,842	81,752
Construction in progress	3,998	1,374
	702,669	627,052
Less: accumulated depreciation	(365,705)	(342,501)
	$336,964	$284,551

Capital leased assets are related to building, tower and station equipment leases.  Depreciation related to capital leases is included in depreciation expense in the consolidated statements of operations.  We recorded capital lease depreciation expense of $5.3 million, $4.8 million and $4.9 million for the years ended December 31, 2008, 2007 and 2006, respectively.  Approximately $9.3 million and $5.5 million of property and equipment related to consolidated VIEs for 2008 and 2007.

5.         GOODWILL, BROADCAST LICENSES AND OTHER INTANGIBLE ASSETS:

FAS 142 requires that goodwill and broadcast licenses be tested for impairment at least annually.  We test our broadcast licenses and goodwill annually during the fourth quarter each year and between annual evaluations if events occur or circumstances change that indicate that the fair value of our reporting units or licenses may be below their carrying amount.

When evaluating whether goodwill is impaired, we aggregate our stations by market for purposes of our goodwill impairment testing.  We believe that our markets are most representative of our broadcast reporting units because we view, manage and evaluate our stations on a market basis.  Furthermore, in our markets operated as duopolies, certain costs of operating the stations are shared including the use of buildings and equipment, the sales force and administrative personnel.  We then compare the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. We estimate the fair market value of the our reporting units using a combination of quoted market prices, observed earnings/cash flow multiples paid for comparable television stations, and discounted cash flow models.  Our discounted cash flow model is based on our judgment of future market conditions within each designated marketing area, as well as discount rates that would be used by market participants in an arms-length transaction.  If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss is calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss is recognized to the extent that the carrying amount of goodwill exceeds its implied fair value.

When evaluating our broadcast licenses for impairment, the testing is done at the unit of accounting level as determined by EITF 02-7, “Unit of Accounting for Testing Impairment of Indefinite-Lived Intangible Assets”, using the income approach method. The income approach method involves a eight-year model that incorporates several variables, including, but not limited, to discounted cash flows of a typical market participant, market revenue and long term growth projections, estimated market share for the typical participant and estimated profit margins based on market size and station type. The model also assumes outlays for capital expenditures, future terminal values, an effective tax rate assumption and a discount rate based on the weighted-average cost of capital of the television broadcast industry.

Based on assessments performed during the years ended December 31, 2008 and 2006, we recorded $463.9 million and $15.6 million, respectively, in impairment charges on our goodwill and broadcast licenses.  The 2008 impairment charge included $270.4 million and $193.5 million related to broadcast licenses and goodwill, respectively.  The impairment charge taken in 2008 was primarily due to the severe economic downturn during the fourth quarter and, as a result, we made revisions to forecasted cash flows, cash flow multiples and discount rates.  Broadcast licenses were impaired in 31 of 35 markets.  We recorded goodwill impairment in four markets including St. Louis, Missouri; Las Vegas, Nevada; Flint/Saginaw/Bay City, Michigan; and Springfield/Champaign, Illinois.  There was no impairment recorded for the year ended December 31, 2007.  The key assumptions used to determine the fair value of our reporting units to test our goodwill for impairment and to determine the fair value of our broadcast licenses in 2008 were as follows:

	Goodwill	Broadcast Licenses
Revenue annual growth rate	2.0% - 5.0%	1.8% - 3.5%
Expense annual growth rate	2.0% - 2.5%	1.9% - 3.4%
Discount rate	10.0%	10.8%
Comparable business multiple/Constant growth rate	9.0 times cash flow	1.8% - 3.5%

As of December 31, 2008 and 2007, the carrying amount of our broadcast licenses related to continuing operations was as follows (in thousands):

	As of December 31,
	2008	2007
Beginning balance	$401,130	$401,130
Broadcast license impairment charge	(270,422)	—
Acquisition of television station (a)	1,714	—
Ending balance (b)	$132,422	$401,130

(a)          In February 2008, we acquired the non-licensed assets of KFXA-TV in Cedar Rapids.  The KFXA-TV is a VIE and we are the primary beneficiary, therefore, we consolidate the license assets as well.

(b)         Approximately $11.5 million and $48.8 million of broadcast licenses relate to consolidated VIEs as of December 31, 2008 and 2007, respectively.

The change in the carrying amount of goodwill related to continuing operations was as follows (in thousands):

	As of December 31,
	2008	2007
Beginning balance	$1,010,594	$1,007,268
Goodwill impairment charge (a)	(193,465)	—
Acquisition of television station (b)	6,999	—
Acquisition of other operating divisions companies (c)	60	3,326
Ending balance	$824,188	$1,010,594

(a)          Approximately $191.9 million of the goodwill impairment charge related to our broadcast segment.  The remaining $1.6 million related to our other operating divisions segment.

(b)         In February 2008, we acquired the non-licensed assets of KFXA-TV in Cedar Rapids, Iowa.

(c)          Included in 2007 is the goodwill from the acquisitions of Triangle and Alarm Funding.  In 2008, we finalized the purchase price allocation for Alarm Funding.  See Note 1. Acquisitions, for further information.

Definite-lived intangible assets and other assets subject to amortization are being amortized on a straight-line basis over periods of 5 to 25 years.  These amounts result from the acquisition of certain television station non-license assets.  We analyze specific definite-lived intangibles for impairment when events occur that may impact their value in accordance with FAS 144.  There was no impairment charge recorded for the years ended December 31, 2008 and 2007, respectively.

The following table shows the gross carrying amount and accumulated amortization of intangibles and estimated amortization related to continuing operations (in thousands):

	Weighted Average	As of December 31, 2008			As of December 31, 2007
	Amortization Period	Gross Carrying Amount		Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Amortized intangible assets:
Network affiliation	25 years	$245,160	(a)	$(109,638)	$239,235	$(100,106)
Decaying advertiser base	15 years	122,375		(100,563)	122,358	(94,862)
Other	15 years	76,967	(b)	(28,558)	51,557	(25,449)
Total		$444,502		$(238,759)	$413,150	$(220,417)

(a)          During 2008, we acquired the non-license assets of KFXA-TV in Cedar Rapids, Iowa.

(b)         During 2008, the primary change to other was the Bay Creek $17.6 million purchase option intangible and $7.7 million in additional purchases of alarm monitoring contracts.

The amortization expense of the definite-lived intangible assets and other assets for the years ended December 31, 2008, 2007 and 2006 was $18.3 million, $17.6 million and $17.5 million, respectively.  The following table shows the estimated amortization expense of the definite-lived intangible assets and other assets for the next five years (in thousands):

For the year ended December 31, 2009	$17,947
For the year ended December 31, 2010	$17,479
For the year ended December 31, 2011	$16,153
For the year ended December 31, 2012	$14,996
For the year ended December 31, 2013	$13,078

6.         NOTES PAYABLE AND COMMERCIAL BANK FINANCING:

Bank Credit Agreement

On December 21, 2006, we amended and restated the Bank Credit Agreement.  The Bank Credit Agreement, in effect on December 31, 2006, included a Term Loan A (the Term Loan A) of $100.0 million, a Revolving Credit Facility (the Revolver) of $175.0 million and a Term Loan A-1 facility (the Term Loan A-1) of $225.0 million maturing on December 31, 2011, June 30, 2011 and December 31, 2012, respectively.

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

For the year ended December 31, 2008, we had drawn $84.6 million on the Revolver and $84.0 million of current borrowing capacity was available.  Due to the Lehman Brothers Holdings, Inc. bankruptcy, our $175.0 million committed revolving line of credit was reduced by $6.4 million.

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

The weighted average interest rates of the Term Loan A for the year and the month ended December 31, 2008 were 3.76% and 2.19%, respectively.  The weighted average interest rates of the Term Loan A for the year and the month ended December 31, 2007, were 5.99% and 5.56%, respectively.  The weighted average interest rates of the Term Loan A-1 for the year and month ended December 31, 2008, were 3.94% and 2.44%, respectively.  The weighted average interest rates of the Tem Loan A-1 for the year and month ended December 31, 2007, were 6.25% and 5.81%, respectively.  During 2008, 2007 and 2006, the interest expense relating to the Bank Credit Agreement was $14.1 million, $19.6 million and $6.0 million, respectively.

8.75% Senior Subordinated Notes, Due 2011

In December 2001, we completed an issuance of $310.0 million aggregate principal amount of 8.75% Senior Subordinated Notes, due 2011 (the 8.75% Notes).  Interest on the 8.75% Notes was paid semiannually on June 15 and December 15 of each year.  The 8.75% Notes were issued under an indenture among us, our subsidiaries (the guarantors) and the trustee.

On January 19, 2007, we borrowed net proceeds of $225.0 million under our Term Loan A-1 pursuant to our amended and restated Bank Credit Agreement.  On January 22, 2007, we used these proceeds along with $59.4 million of cash on hand and additional borrowings of $23.0 million under our Revolving Credit Facility to fully redeem the aggregate principal amount of $307.4 million of our 8.75% Notes.  The redemption was affected in accordance with the terms of the indenture governing the 8.75% Notes at a redemption price of 104.375% of the principal amount of the 8.75% Notes plus accrued and unpaid interest.  As a result of the redemption, we recorded a loss from extinguishment of debt of $15.7 million representing the redemption premium and write-off of certain debt acquisition costs.

Interest expense was $1.6 million and $26.9 million for the years ended December 31, 2007 and 2006, respectively.

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

In addition to the partial redemption noted above, during 2008 and 2007, we repurchased, in the open market, $38.8 million and $9.9 million, respectively, of the 8.0% Notes at face value.  As a result of these redemptions, we recorded a gain from extinguishment of debt of $0.4 million and a loss from extinguishment of debt of less than $0.1 million for the years ended December 31, 2008 and 2007, respectively.

Currently, we may redeem all of the 8.0% Notes at a redemption premium of 2.667%, reducing incrementally to 0.0% after March 15, 2010.  We may consider making a tender offer to repurchase some or all of these notes in the future.

Interest expense was $19.4 million, $34.0 million and $50.2 million for the years ended December 31, 2008, 2007 and 2006, respectively.

The weighted average interest rate for the 8.0% Notes including the amortization of its bond premium was 7.94% and 8.08% for the years ended December 31, 2008 and 2007, respectively.

6.0% Convertible Debentures, Due 2012

On June 15, 2005, we completed an exchange of our Series D Convertible Exchangeable Preferred Stock (the Preferred Stock) into 6.0 % Convertible Debentures, due 2012 (the 6.0% Debentures).  The 6.0% Debentures mature September 15, 2012, and bear interest at a rate of 6.0% per annum, payable quarterly on each March 15, June 15, September 15 and December 15, beginning September 15, 2005.  The 6.0% Debentures are convertible into Class A Common Stock at the option of the holders at a conversion price of $22.813 per share, subject to adjustment.  The difference in the carrying amount of the Preferred Stock and the fair value of the 6.0% Debentures was recorded as a $31.7 million discount on the 6.0% Debentures and is being amortized over the life of the 6.0% Debentures using the effective interest method.

During 2008 and 2006, we redeemed, on the open market, $18.1 million and $8.6 million, respectively, of the 6.0% Debentures.  In connection with these redemptions, we recorded a gain from extinguishment of debt of $2.2 million and a loss from extinguishment of debt of $0.5 million for the years ended December 31, 2008 and 2006, respectively.  We did not redeem 6.0% Debentures during 2007.  As of the filing date, in first quarter 2009, we redeemed in the open market $1.0 million face value of our 6.0% Debentures.

Currently, we may redeem all of the 6.0% Debentures at no redemption premium.

Interest expense was $9.0 million, $9.2 million, and $9.2 million for the years ended December 31, 2008, 2007 and 2006, respectively.

The weighted average interest rate for the 6.0% Debentures including the amortization of its bond discount was 8.52% and 8.20% for the years ended December 31, 2008 and 2007, respectively.

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

During 2008, we redeemed, on the open market, $6.5 million of the 4.875% Notes.  We recorded a $2.8 million gain from extinguishment of debt related to this redemption for the year ended December 31, 2008.

Interest expense was $7.3 million for each of the years ended December 31, 2008, 2007 and 2006.

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

As of the filing date, in first quarter 2009, we repurchased in the open market, $45.7 million face value of our 3.0% Notes.

Interest expense was $10.4 million and $6.6 million for the years ended December 31, 2008 and 2007, respectively.

Cunningham Term Loan Facility

On April 28, 2008, Cunningham Broadcasting Corporation (Cunningham), one of our consolidated VIEs, amended its $33.5 million Term Loan Facility originally entered into on March 20, 2002, with an unrelated third party.  The amendment extends the maturity to July 17, 2009.  Interest is paid quarterly at a rate of LIBOR plus 1.5%.  During 2008, 2007 and 2006, the interest expense relating to the Term Loan was $2.0 million, $2.3 million and $2.4 million, respectively.  Primarily all of Cunningham’s assets are collateral for the Term Loan.  The Term Loan Facility is non-recourse to us.

Other Operating Divisions Segment Debt

Other operating divisions segment debt includes the debt of our consolidated subsidiaries with non-broadcast related operations.  This debt is non-recourse to us.  Interest is paid on this debt at rates typically ranging from LIBOR plus 2.75% to a fixed 6.11% during 2008.  During 2008 and 2007, interest expense on this debt was $1.0 million and $0.6 million, respectively.

Summary

Notes payable, capital leases and the Bank Credit Agreement consisted of the following as of December 31, 2008 and 2007 (in thousands):

	2008	2007
Bank Credit Agreement, Revolver	$84,636	$—
Bank Credit Agreement, Term Loan A	90,000	95,000
Bank Credit Agreement, Term Loan A-1	225,000	225,000
Cunningham Term Loan Facility (non-recourse)	33,500	33,500
8.0% Senior Subordinated Notes, due 2012	224,663	263,422
6.0% Convertible Debentures, due 2012	135,156	153,226
4.875% Convertible Senior Notes, due 2018	143,519	150,000
3.0% Convertible Senior Notes, due 2027	345,000	345,000
Capital leases	52,979	52,664
Other operating divisions segment debt (all non-recourse)	19,301	15,759
	1,353,754	1,333,571
Plus: Premium on 8.0% Senior Subordinated Notes, due 2012	1,199	1,898
Plus: FAS 133 derivatives, net	2,779	2,981
Less: Discount on 6.0% Convertible Debentures, due 2012	(15,342)	(21,114)
Less: Current portion	(67,066)	(42,950)
	$1,275,324	$1,274,386

Indebtedness under the notes payable, capital leases and the Bank Credit Agreement as of December 31, 2008 matures as follows (in thousands):

	Notes and Bank Credit Agreement (a)	Capital Leases	Total
2009	$63,804	$5,416	$69,220
2010	386,895	5,581	392,476
2011	325,877	5,760	331,637
2012	524,199	5,957	530,156
2013	—	6,164	6,164
2014 and thereafter	—	85,268	85,268
Total minimum payments	1,300,775	114,146	1,414,921
Plus: Premium on 8.0% Senior Subordinated Notes, due 2012	1,199	—	1,199
Plus: FAS 133 derivatives, net	2,779	—	2,779
Less: Discount on 6.0% Convertible Debentures, due 2012	(15,342)	—	(15,342)
Less: Amount representing interest	—	(61,167)	(61,167)
	$1,289,411	$52,979	$1,342,390

(a)          The 3.0% Notes and 4.875% Notes may be put to us at par in May 2010 and January 2011, respectively.  The table above presents the face value of the Notes in the accelerated period principal payment of the notes could be due.  If the 3.0% Notes and 4.875% Notes are not put to us, they would be scheduled to mature on May 2027 and July 2018.

Substantially all of our stock in our wholly-owned subsidiaries has been pledged as security for the Bank Credit Agreement.

As of December 31, 2008, our broadcast segment had 26 capital leases with non-affiliates, including 25 tower leases and one building lease and our other operating divisions segment had 5 capital equipment leases and one building lease.  All of our tower leases will expire within the next 30 years and the building lease will expire within the next 10 years.  Most of our leases have 5-10 year renewal options and it is expected that these leases will be renewed or replaced within the normal course of business.  For more information related to our affiliate notes and capital leases, see Note 12. Related Person Transactions.

7.             PROGRAM CONTRACTS PAYABLE:

Future payments required under program contracts as of December 31, 2008 were as follows (in thousands):

2009	$91,366
2010	44,266
2011	21,919
2012	12,119
2013 and thereafter	3,011
Total	172,681
Less: Current portion	(91,366)
Long-term portion of program contracts payable	$81,315

Each future periods’ film liability includes contractual amounts owed, however, what is contractually owed does not necessarily reflect what we are expected to pay during that period.  While we are contractually bound to make the payments reflected in the table during the indicated periods, industry protocol typically enables us to make film payments on a three-month lag.  Included in the current portion amounts are payments due in arrears of $23.4 million.  In addition, we have entered into non-cancelable commitments for future program rights aggregating $99.3 million as of December 31, 2008.

We perform a net realizable value calculation quarterly for each of our non-cancelable commitments in accordance with FAS No. 63, Financial Reporting for Broadcasters.  We utilize sales information to estimate the future revenue of each commitment and measure that amount against the commitment.  If the estimated future revenue is less than the amount of the commitment, a loss is recorded in amortization of program contract costs and net realizable value adjustments in the consolidated statements of operations.

8.                          COMMON STOCK:

Holders of Class A Common Stock are entitled to one vote per share and holders of Class B Common Stock are entitled to ten votes per share, except for votes relating to “going private” and certain other transactions.  The Class A Common Stock and the Class B Common Stock vote together as a single class, except as otherwise may be required by Maryland law, on all matters presented for a vote.  Holders of Class B Common Stock may at any time convert their shares into the same number of shares of Class A Common Stock.  During 2008, none of the Class B Common Stock shares were converted into Class A Common Stock shares.  During 2007, 3,894,473 Class B Common Stock converted into Class A Common Stock shares.

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

For the quarter ended	Quarterly Dividend Per Share	Annual Dividend Per Share	Date dividends were paid
March 31, 2007	$0.150	$0.600	April 12, 2007
June 30, 2007	$0.150	$0.600	July 12, 2007
September 30, 2007	$0.150	$0.600	October 11, 2007
December 31, 2007	$0.175	$0.700	January 14, 2008

On February 6, 2008, we announced that our Board of Directors approved an increase to our annual dividend to 80 cents per share from 70 cents per share.  In February 2009, our Board of Directors suspended our dividend until further notice.  The 2008 dividends declared were as follows:

For the quarter ended	Quarterly Dividend Per Share	Annual Dividend Per Share	Date dividends were paid
March 31, 2008	$0.200	$0.800	April 14, 2008
June 30, 2008	$0.200	$0.800	July 14, 2008
September 30, 2008	$0.200	$0.800	October 10, 2008
December 31, 2008	$0.200	$0.800	January 12, 2009

On February 5, 2008, our Board of Directors renewed its authorization to repurchase up to $150.0 million of the Class A Common Stock on the open market or through private transactions.  During 2008, we repurchased approximately 6.7 million shares of Class A common Stock for approximately $29.8 million on the open market, including transaction costs.

9.         DERIVATIVE INSTRUMENTS:

We enter into derivative instruments primarily to reduce the impact of changing interest rates on our floating rate debt and to reduce the impact of changing fair market values on our fixed rate debt.

In accordance with FAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended (FAS 133), our losses resulting from prior to 2006 terminations of fixed to floating interest rate agreements were reflected as a discount on our fixed rate debt and were being amortized to interest expense through December 15, 2007, the original expiration date of the terminated swap agreements.  For the years ended December 31, 2007 and 2006, amortization of the discount of $0.4 million and $0.5 million, respectively, was recorded as interest expense.

On April 20, 2006, we terminated two of our derivative instruments with a cash payment of $3.8 million, the aggregate fair value of the derivative liabilities on that date.  These swap agreements were accounted for as fair value hedges in accordance with FAS 133 and changes in their fair market values were reflected as adjustments to the carrying value of the underlying debt that was being hedged.  Therefore, on the termination date, the carrying value of the underlying debt was adjusted to reflect the $3.8 million payment and that amount is being treated as a discount on the underlying debt that was being hedged and is being amortized over its remaining life, in accordance with FAS 133.  Amortization of the discount of $0.2 million, $0.4 million and $0.4 million was recorded as interest expense for the years ended December 31, 2008, 2007 and 2006, respectively.

On June 5, 2006, two of our derivative instruments expired.  These expired swap agreements did not qualify for hedge accounting treatment under FAS 133 and, therefore, the changes in their fair market values were reflected in historical earnings as an unrealized gain from derivative instruments through the expiration date.  For the year ended December 31, 2006, we recorded an unrealized gain of $2.9 million.

As of January 1, 2008, we had two remaining derivative instruments.  Both of these instruments were interest rate swap agreements.  One of these swap agreements, with a notional amount of $180.0 million and an expiration date of March 15, 2012, was accounted for as a fair value hedge; therefore, any changes in its fair market value were reflected as an adjustment to the carrying value of our 8.0% Notes, which was the underlying debt being hedged.  The interest we paid on the $180.0 million swap was variable based on the three-month LIBOR plus 2.28% and the interest we received was fixed at 8.0%.  The other interest rate swap, with a notional amount of $120.0 million and an expiration date of March 15, 2012, was undesignated as a fair value hedge in 2006 due to a reassignment of the counterparty; therefore, any subsequent changes in the fair market value were reflected as an adjustment to income.  The interest we paid on the $120.0 million swap was variable based on the three-month LIBOR plus 2.35% and the interest we received was fixed at 8.0%.

In February 2008, the counterparty to our swap agreements, elected to change the termination dates of the $180.0 million and $120.0 million swaps to March 25, 2008 and March 26, 2008, respectively.  We received a termination fee of $3.2 million from the counterparty for the early termination of the $120.0 million swap.  After the removal of the related $2.4 million derivative asset from our consolidated balance sheet, the resulting $0.8 million, along with $0.2 million of interest was recorded in gain from derivative instruments in the consolidated statements of operations.  We received a termination fee of $4.8 million from the counterparty for the early termination of the $180.0 million swap.  In accordance with FAS 133, the carrying value of the underlying debt was adjusted to reflect the $4.8 million termination fee and that amount is treated as a premium on the underlying debt that was being hedged and is amortized over its remaining life as a reduction to interest expense.  The total termination fees received of $8.0 million are included in the cash flows from financing activities section of the consolidated statement of cash flows for the year ended December 31, 2008.

As of December 31, 2008, we had no derivative instruments other than embedded derivatives related to contingent cash interest features in our 4.875% Convertible Senior Notes, due 2018 and 3.0% Convertible Senior Notes, due 2027, which had negligible fair values.

10.      INCOME TAXES:

The (benefit) provision for income taxes consisted of the following for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	2008	2007	2006
(Benefit) provision for income taxes - continuing operations	$(116,484)	$18,800	$6,589
Provision (benefit) for income taxes - discontinued operations	358	(270)	(3,121)
Provision for income taxes - sale of discontinued operations	—	489	885
	$(116,126)	$19,019	$4,353
Current:
Federal	$76	$(17,819)	$(11,706)
State	(4)	(3,005)	(1,597)
	72	(20,824)	(13,303)
Deferred:
Federal	(112,046)	34,074	16,321
State	(4,152)	5,769	1,335
	(116,198)	39,843	17,656
	$(116,126)	$19,019	$4,353

The following is a reconciliation of federal income taxes at the applicable statutory rate to the recorded provision from continuing operations:

	2008	2007	2006
Federal income tax (benefit) provision at statutory rate	(35.0)%	35.0%	35.0%
Adjustments-
State income taxes, net of federal effect	(1.1)%	5.6%	2.0%
Non-deductible expense items	4.0%	2.6%	1.6%
Release of tax reserves	—%	(6.3)%	(45.3)%
Completion of 1999-2002 IRS audit	—%	—%	9.2%
Beginning of the year valuation allowance	—%	3.1%	15.1%
Change related to reassessment of state apportionment methodologies	—%	5.3%	—%
Other	(0.5)%	2.6%	(5.6)%
(Benefit) provision for income taxes	(32.6)%	47.9%	12.0%

Temporary differences between the financial reporting carrying amounts and the tax basis of assets and liabilities give rise to deferred taxes.  Total deferred tax assets and deferred tax liabilities as of December 31, 2008 and 2007 were as follows (in thousands):

	2008	2007
Current and Long-Term Deferred Tax Assets:
Net operating losses	$87,048	$86,949
FCC licenses	23,709	95
Intangibles	13,471	4,196
Other	38,273	35,433
	162,501	126,673
Valuation allowance for deferred tax assets	(85,518)	(83,433)
Total deferred tax assets	$76,983	$43,240

Current and Long-Term Deferred Tax Liabilities
FCC license	$(22,305)	$(79,090)
Intangibles	(183,877)	(215,979)
Fixed assets	(28,629)	(30,381)
Contingent interest obligations	(29,259)	(19,190)
Other	(3,091)	(4,212)
Total deferred tax liabilities	(267,161)	(348,852)
Net tax liabilities	$(190,178)	$(305,612)

Our remaining federal and state net operating losses will expire during various years from 2009 to 2028 and, in certain cases, are subject to annual limitations under Internal Revenue Code Section 382 or under Treasury Regulation 1.1502-21 and similar state provisions.  The pre-valuation-allowance tax effects of the federal net operating losses were $9.5 million as of both December 31, 2008 and December 31, 2007.  The pre-valuation-allowance tax effects of the state net operating losses were $77.5 as of both December 31, 2008 and December 31, 2007.   The above-mentioned tax attributes were recorded in the deferred tax accounts in the accompanying consolidated balance sheets.

We establish valuation allowances in accordance with the provisions of FAS No. 109, Accounting for Income Taxes.  In evaluating our ability to realize net deferred tax assets, we consider all available evidence, both positive and negative, including our past operating results, tax planning strategies and forecasts of future taxable income.  In considering these sources of taxable income, we must make certain assumptions and judgments that are based on the plans and estimates used to manage our underlying businesses. A valuation allowance has been provided for deferred tax assets based on past operating results, expected timing of the reversals of existing temporary book/tax basis differences, alternative tax strategies and projected future taxable income.  Although realization is not assured for the remaining deferred tax assets, we believe it is more likely than not that they will be realized in the future.  During the year ended December 31, 2008, we increased our valuation allowances by $2.1 million.  The change to valuation allowance relates to uncertainty in the realizability of certain state deferred tax assets.

During the year ended December 31, 2007, we recorded a deferred tax expense of $2.1 million in continuing operations primarily related to change in our state tax apportionment factors resulting in an increase in our deferred tax liabilities.  We increased our beginning-of-the-year valuation allowance balances by $1.2 million and $8.3 million during the years ended December 31, 2007 and 2006, respectively, to reflect a change in judgment with respect to the realizability of certain state tax attributes.

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) on January 1, 2007.  The adoption of FIN 48 did not cause a material change to our contingent liability for unrecognized tax benefits.  We decreased the January 1, 2007 balance in accumulated deficit position by $0.6 million to apply the cumulative effect of the FIN 48 adoption.  As of the date of adoption, we had $32.9 million of gross unrecognized tax benefits.  Of this total, $17.6 million (net of federal effect on state tax issues) and $7.8 million (net of federal effect on state tax issues) represent the amounts of unrecognized tax benefits that, if recognized, would favorably affect our effective tax rates from continuing operations and discontinued operations, respectively.

As of December 31, 2008, we had $26.1 million of gross unrecognized tax benefits.  Of this total, $14.7 million (net of federal effect on state tax issues) and $6.9 million (net of federal effect on state tax issues) represent the amounts of unrecognized tax benefits that, if recognized, would favorably affect our effective tax rates from continuing operations and discontinued operations, respectively.  As of December 31, 2007, we had $28.0 million of gross unrecognized tax benefits.  Of this total, $15.1 million (net of federal effect on state tax issues) and $7.1 million (net of federal effect on state tax issues) represent the amounts of unrecognized tax benefits that, if recognized, would favorably affect our effective tax rates from continuing operations and discontinued operations, respectively.

The following table summarizes the activity related to our accrued unrecognized tax benefits (in thousands):

	2008	2007
Balance at January 1,	$27,972	$32,913
Reduction related to prior years tax position	(1,017)	(649)
Increases related to current year tax positions	167	600
Reductions related to settlements with taxing authorities	(501)	(683)
Reductions related to expiration of the applicable statute of limitations	(533)	(4,209)
Balance at December 31,	$26,088	$27,972

In addition, we recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.  We recognized $1.4 million and $0.4 million of income tax expense for interest related to uncertain tax positions for the years ended December 31, 2008 and 2007, respectively.

Management periodically performs a comprehensive review of our tax positions and accrues amounts for tax contingencies.  Based on these reviews, the status of on-going audits and the expiration of applicable statute of limitations, these accruals are adjusted as necessary.  The resolution of audits is unpredictable and could result in tax liabilities that are significantly higher or lower than for what we have provided.  Amounts accrued for these tax matters are included in the table above and long-term liabilities in our consolidated balance sheets.  We believe that adequate accruals have been provided for all years.

We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions.  All of our 2005 and subsequent federal and state tax returns remain subject to examination by various tax authorities.  Some of our pre-2005 federal and state tax returns may also be subject to examination.  In addition, our 2006 and 2007 federal tax returns are currently under audit, and several of our subsidiaries are currently under state examinations for various years.  We do not anticipate the resolution of these matters will result in a material change to our consolidated financial statements.  In addition, it is reasonably possible that various statutes of limitations could expire by December 31, 2009.  We do not expect such expirations, if any, would significantly change our unrecognized tax benefits over the next twelve months.

During 2007, the statute of limitations expired for certain state income tax returns for 1999 through 2003.  As a result, we released $4.9 million of discrete tax and related interest reserves, of which $3.9 million and $1.2 million were recorded as a reduction of income tax provision for continuing operations and discontinued operations, respectively.  During 2006, the statute of limitations expired for the federal income tax returns for 1999 through 2002.  As a result, we released $39.9 million of discrete tax and related interest reserves, of which $14.4 million was recorded as a reduction to goodwill, $0.2 million reduced other identifiable intangible assets and $25.3 million was recorded as a reduction of our income tax provision for continuing operations.  We have adjusted goodwill and other identifiable intangibles to the extent the statute of limitations expired for the exposures related to items on which reserves were recorded in purchase accounting at the time of the related acquisitions.  In addition, during 2006 we received a net refund of approximately $4.3 million related to the above mentioned tax years which resulted in a reduction of goodwill and deferred tax assets of $8.3 million and $0.8 million, respectively, and an increase in income tax provision for continuing operations of $4.8 million.

We recognized a $0.3 million net tax provision, $0.5 million net tax benefit and $3.5 million net tax benefit for the years ended December 31, 2008, 2007 and 2006, respectively, primarily attributable to the net adjustment of certain tax contingencies regarding tax returns related to discontinued operations.

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

On August 1, 2005, we filed applications with the FCC requesting renewal of the broadcast licenses for WCGV-TV and WVTV-TV in Milwaukee, Wisconsin.  On November 1, 2005, the Milwaukee Public Interest Media Coalition filed a petition to deny these renewal applications.  On June 13, 2007, the Video Division of the FCC denied the petition to deny, and subsequently, the Milwaukee Public Interest Media Coalition filed a petition for reconsideration of that decision, which we opposed.  In July 2008, the Video Division granted the renewal application of WVTV-TV and separately denied the Milwaukee Public Interest Media Coalition’s petition for reconsideration.  On August 11, 2008, the Milwaukee Public Interest Media Coalition filed another petition for reconsideration of the decision, which we opposed.  The petition for reconsideration is currently pending.

On February 27, 2006, James Pennino purportedly filed a petition to deny the license renewal application of WUCW-TV in Minneapolis, Minnesota.  Despite not having found any official record of the filing, we opposed the petition and the renewal application is currently pending.

On October 14, 2008, the FCC issued a letter admonishing WPMY-TV in Pittsburg, Pennsylvania for broadcasting an episode of a children’s program provided by the WB Network that contained a commercial in which the image of the program’s main character was visible, in violation of the FCC’s children’s programming regulations.  The station’s renewal application remains pending.

Under FCC rules, the licensee of a station has continuing authority to operate a station for which it has a pending renewal application until the FCC takes final action on that application.

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

On October 12, 2004, the FCC issued a Notice of Apparent Liability for Forfeiture (NAL) in the amount of $7,000 per station to virtually every FOX station, including the 15 FOX affiliates presently licensed to us and the four FOX affiliates programmed by us and one FOX affiliate we sold in 2005.  The NAL alleged that the stations broadcast indecent material contained in an episode of a FOX network program that aired on April 7, 2003.  We, as well as other parties including the FOX network, filed oppositions to the NAL.  On February 22, 2008, the FCC released an order assessing a $7,000 per station forfeiture against 13 FOX stations, including KDSM-TV in Des Moines, Iowa, WZTV-TV in Nashville, Tennessee and WVAH-TV in Charleston, West Virginia, which we program pursuant to a Local Marketing Agreement (LMA).  We did not pay the forfeiture for our stations.  On March 24, 2008, we joined the FOX network and other FOX stations, in filing a petition for reconsideration of the forfeiture order.  On April 4, 2008, the FCC returned the petition without consideration based on the alleged failure to comply with a procedural rule.  On April 21, 2008, we joined the FOX network and other FOX affiliates in seeking reconsideration of the FCC’s April 4, 2008 decision to return the petition for reconsideration and that proceeding is still pending.  On April 4, 2008, the Department of Justice (DOJ), on behalf of the FCC, sued several of the stations that had not paid the forfeiture amounts assessed by the FCC, including the two stations we own and WVAH-TV.  Our stations and WVAH-TV paid the forfeiture assessments in April 2008.  The proceedings initiated by the DOJ have been dismissed.  The FOX network has agreed to indemnify its affiliates for the full amount of the forfeiture assessment paid.

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

On November 7, 2006, the FCC sent a letter to us requesting information regarding the broadcast of certain programs, by forty-one stations licensed to us and three stations previously licensed to us, without proper sponsorship identification in alleged violation of federal law and the FCC’s rules.  We denied that the stations violated federal law or the FCC’s rules.  On July 23, 2007, the FCC dismissed the complaints and closed its investigation with respect to thirty-five of the stations.  On October 18, 2007, the FCC issued a Notice of Apparent Liability for forfeiture, proposing to fine the remaining nine stations, a total of $36,000 for allegedly violating the sponsorship identification rules.  We opposed the FCC’s determination and the proceeding remains pending.

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

Operating Leases

We have entered into operating leases for certain property and equipment under terms ranging from one to 15 years.  The rent expense from continuing operations under these leases, as well as certain leases under month-to-month arrangements, for the years ended December 31, 2008, 2007 and 2006 was approximately $4.3 million, $5.0 million and $5.4 million, respectively.

Future minimum payments under the leases are as follows (in thousands):

2009	$3,482
2010	2,664
2011	2,109
2012	1,904
2013	1,700
2014 and thereafter	5,303
$17,162

As of December 31, 2008 and 2007, we had outstanding letters of credit of $0.4 million, under our revolving credit facility.  The letters of credit for the years ended December 31, 2008 and 2007 act as support of the purchase of the license assets of WNYS-TV in Syracuse, New York, pursuant to an Asset Purchase Agreement and G1440’s guarantee of lease payments pursuant to the terms and conditions of their office lease agreement.

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

The non-renewal or termination of any of our other network affiliation agreements would prevent us from being able to carry programming of the relevant network.  This loss of programming would require us to obtain replacement programming, which may involve higher costs and which may not be as attractive to our target audiences, resulting in reduced revenues.  Upon the termination of any of the above affiliation agreements, we would be required to establish a new affiliation agreement with another network or operate as an independent station.  At such time, the remaining value of the network affiliation asset could become impaired and we would be required to write down the value of the asset to its estimated fair value.  As of December 31, 2008, the net book value of network affiliation assets is $135.5 million.

As of December 31, 2008, we had 20 MyNetworkTV affiliates, including 3 affiliates operating on a digital sub-channel only.  On February 9, 2009, MyNetworkTV announced that it was moving to a new program services model pursuant to which it would obtain for its affiliates popular programming that has previously aired on other networks, rather than continuing to create first-run programming as is generally the case in a typical network model.  MyNetworkTV has advised us that in connection with this change to what it refers to as a “hybrid” model it believes it has the right to terminate all of its existing affiliate agreements and negotiate new agreements for this programming service with the television stations that have been MyNetworkTV affiliates.  On March 3, 2009, we received notice from MyNetworkTV claiming that they cease to exist as a network and therefore, are terminating each of our affiliation agreements effective September 26, 2009.  As of December 31, 2008, the net book value of network affiliation assets related to MyNetworkTV affiliates is $3.8 million.

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

In 1999, the FCC established a new local television ownership rule and decided to attribute LMAs for ownership purpose.  It grandfathered LMAs that were entered into prior to November 5, 1996, permitting the applicable stations to continue operations pursuant to the LMAs until the conclusion of the FCC’s 2004 biennial review.  The FCC stated it would conduct a case-by-case review of grandfathered LMAs and assess the appropriateness of extending the grandfathering periods.  Subsequently, the FCC invited comments as to whether, instead of beginning the review of the grandfathered LMAs in 2004, it should do so in 2006.  The FCC did not initiate any review of grandfathered LMAs in 2004 or as part of its 2006 quadrennial review.  We do not know when, or if, the FCC will conduct any such review of grandfathered LMAs.  With respect to LMAs executed on or after November 5, 1996, the FCC required that parties come into compliance with the 1999 local television ownership rule by August 6, 2001.  We challenged the 1999 local television ownership rule in the U.S. Court of Appeals for the D.C. Circuit, and that court stayed the enforcement of the divestiture of the post-November 5, 1996 LMAs.  In 2002, the D.C. Circuit ruled in Sinclair Broadcast Group, Inc. v. F.C.C., 284 F.3d 114 (D.C. Cir. 2002) that the 1999 local television ownership rule was arbitrary and capricious and remanded the rule to the Commission.

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

In July 2006, as part of the FCC’s statutorily required quadrennial review of its media ownership rules, the FCC released a Further Notice of Proposed Rule Making seeking comment on how to address the issues raised by the Third Circuit’s decision, among other things, remanding the local television ownership rule.  In January 2008, the FCC released an order containing its current ownership rules, which re-adopted its 1999 local television ownership rule.  On February 29, 2008, several parties, including us, separately filed petitions for review in a number of federal appellate courts challenging the FCC’s current ownership rules.  By lottery, those petitions were consolidated in the U.S. Court of Appeals for the Ninth Circuit.  In July 2008, several parties, including us, filed motions to transfer the consolidated proceedings to the U.S. Court of Appeals for the D.C. Circuit and other parties requested transfer to the U.S. Court of Appeals for the Third Circuit.  In November 2008, the Ninth Circuit transferred the consolidated proceedings to the Third Circuit and the proceedings are pending.

On November 15, 1999, we entered into a plan and agreement of merger to acquire through merger WMYA-TV (formerly WBSC-TV) in Anderson, South Carolina from Cunningham Broadcasting Corporation (Cunningham), but that transaction was denied by the FCC.  In light of the change in the 2003 ownership rules, we filed a petition for reconsideration with the FCC and amended our application to acquire the license of WMYA-TV.  We also filed applications in November 2003 to acquire the license assets of the remaining five Cunningham stations: WRGT-TV, Dayton, Ohio; WTAT-TV, Charleston, South Carolina; WVAH-TV, Charleston, West Virginia; WNUV-TV, Baltimore, Maryland; and WTTE-TV, Columbus, Ohio.  Rainbow/PUSH filed a petition to deny these five applications and to revoke all of our licenses.  The FCC dismissed our applications in light of the stay of the 2003 ownership rules and also denied the Rainbow/PUSH petition.  Rainbow/PUSH filed a petition for reconsideration of that denial and we filed an application for review of the dismissal.  In 2005, we filed a petition with the U. S. Court of Appeals for the D. C. Circuit requesting that the Court direct the FCC to take final action on our applications, but that petition was dismissed.  On January 6, 2006, we submitted a motion to the FCC requesting that it take final action on our applications.  The applications and the associated petition to deny are still pending.  We believe the Rainbow/PUSH petition is without merit.  On February 8, 2008, we filed a petition with the U.S. Court of Appeals for the D.C. Circuit requesting that the Court direct the FCC to act on our assignment applications and cease its use of the 1999 local television ownership rule that it re-adopted as the permanent rule in 2008.  In July 2008, the D.C. Circuit transferred the case to the U.S. Court of Appeals for the Ninth Circuit, and we filed a petition with the D.C. Circuit challenging that decision, which was denied.  We also filed with the Ninth Circuit a motion to transfer that case back to the D.C. Circuit.  In November 2008, the Ninth Circuit consolidated our petition seeking final FCC action on our applications with the petitions challenging the FCC’s current ownership rules and transferred the consolidated proceedings to the Third Circuit.  In December 2008, we agreed voluntarily with the parties to our proceeding to dismiss our petition seeking final FCC action on our applications.

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

Notes and capital leases payable to affiliates consisted of the following as of December 31, 2008 and 2007 (in thousands):

	2008	2007
Capital lease for building, interest at 7.93%	$2,003	$2,605
Capital lease for building, interest at 6.62%	10,673	1,941
Capital leases for broadcasting tower facilities, interest at 9.0%	4,319	4,656
Capital leases for broadcasting tower facilities, interest at 10.5%	8,225	8,194
Liability payable to affiliate for local marketing agreement, interest at 6.20%	—	1,666
Liability payable to affiliate for local marketing agreement, interest at 7.69%	7,129	6,603
Capital leases for building and tower, interest at 8.25%	1,357	1,348
	33,706	27,013
Less: Current portion	(2,845)	(3,839)
	$30,861	$23,174

Notes and capital leases payable to affiliates as of December 31, 2008 mature as follows (in thousands):

2009	$6,025
2010	5,952
2011	5,722
2012	5,292
2013	5,400
2014 and thereafter	29,306
Total minimum payments due	57,697
Less: Amount representing interest	(23,991)
$33,706

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

In addition to the option agreement, we entered into five-year LMA agreements (with five-year renewal terms at our option) with Cunningham pursuant to which we provide programming to Cunningham for airing on WNUV-TV, WRGT-TV, WVAH-TV, WTAT-TV, WMYA-TV and WTTE-TV.  In November 2008, we amended the terms of the LMA and option agreements.  The amendment includes a monthly payment of $50,000.  A portion of the monthly payment is allocated as a reduction to the Cunningham option exercise price.  In addition, the amendment includes an annual payment to Cunningham based on a percentage of each station’s broadcast cash flow.  During the years ended December 31, 2008, 2007 and 2006, we made payments of $8.0 million, $7.8 million and $11.3 million, respectively, to Cunningham under these LMA agreements.

Cunningham accounts for income taxes and deferred taxes using the separate return method and those amounts are consolidated into our income taxes and deferred taxes, which are also calculated using the separate return method.  For the years ended December 31, 2008 and 2006, Cunningham’s benefit for income taxes was $1.3 million and $0.2 million, respectively.  For the year ended December 31, 2007, Cunningham’s provision for income taxes was $1.1 million.  As of December 31, 2008 and 2007, Cunningham’s deferred tax liabilities were $0.9 million and $5.2 million, respectively.  As of December 31, 2007, Cunningham’s deferred tax assets were $1.5 million, there were no deferred tax assets as of the year ended December 31, 2008.

From time to time, we charter aircraft owned by certain controlling shareholders.  We incurred $0.1 million during the year ended December 31, 2008 and less than $0.1 million related to these arrangements during each of the years ended December 31, 2007 and 2006, respectively.

Certain assets used by us and our operating subsidiaries are leased from Cunningham Communications Inc., Keyser Investment Group, Gerstell Development Limited Partnership and Beaver Dam, LLC (entities owned by the controlling shareholders).  Lease payments made to these entities were $4.8 million, $5.2 million and $5.4 million for the years ended December 31, 2008, 2007 and 2006, respectively.

In January 1999, we entered into a LMA with Bay Television, Inc. (Bay TV), which owns the television station WTTA-TV in Tampa, Florida.  Our controlling shareholders own a substantial portion of the equity of Bay TV.  The LMA provides that we deliver television programming to Bay TV, which broadcasts the programming in return for a monthly fee to Bay TV of $143,500.  We must also make an annual payment equal to 50% of the adjusted annual broadcast cash flow of the station (as defined in the LMA) that is in excess of $1.7 million.  The additional payment is reduced by 50% of the adjusted broadcast cash flow of the station that was below zero in prior calendar years until that amount is recaptured.  Additional payments of $1.5 million, $1.8 million and $0.9 million were made during the years ended December 31, 2008, 2007 and 2006, respectively, related to the excess adjusted broadcast cash flow for the prior years.  Lease payments made to Bay TV were $1.7 million for each of the years ended December 31, 2008, 2007 and 2006.  We received $0.5 million for each of the years ended December 31, 2008, 2007 and 2006 from Bay TV for certain equipment leases.

We sold advertising time to and purchased vehicles and related vehicle services from Atlantic Automotive Corporation (Atlantic Automotive), a holding company which owns automobile dealerships and a leasing company.  David D. Smith, our President and Chief Executive Officer, has a controlling interest in and is a member of the Board of Directors of Atlantic Automotive.  Our stations in Baltimore, Maryland and Norfolk, Virginia received payments for advertising time totaling $0.6 million, $0.6 million and $0.3 million during the years ended December 31, 2008, 2007 and 2006, respectively.  We paid $0.9 million, $1.1 million and $1.1 million for vehicles and related vehicle services from Atlantic Automotive during the years ended December 31, 2008, 2007 and 2006, respectively.

On July 1, 2005, Sinclair Communications, LLC (Sinclair Communications), a subsidiary of Sinclair Broadcast Group, Inc. (SBG), and Cunningham Communications, Inc. (Cunningham Communications) entered into Amendment No. 2 to an original Lease Agreement (the Lease), dated July 1, 1987, as amended July 1, 1997.  Amendment No. 2 became effective July 1, 2005 and expired on June 30, 2007.  Cunningham Communications is owned by our controlling shareholders.  The Lease was amended to increase the monthly rent by $25,357 for a total current monthly rent of $82,860.  In addition, on July 1, 2005, Sinclair Communications made a lump sum payment of $565,800 to Cunningham Communications as a requirement upon execution of Amendment No. 2.  The monthly rent increased in July of 2006 to $86,984.  On October 11, 2007, Sinclair Communications and Cunningham Communications entered into Amendment No. 3, effective July 1, 2007 and expiring on June 30, 2022.  Amendment No. 3 allows Sinclair Communications to lease tower and building space utilized for digital television transmission.  The monthly rent in July of 2007 was $60,976 and increased in July of 2008 to $62,805.

Basil A. Thomas, a member of our Board of Directors, is the father of Steven A. Thomas, a partner and founder of Thomas & Libowitz, P.A. (Thomas & Libowitz), a law firm providing legal services to us on an ongoing basis.  Basil A. Thomas also serves as a member of the board of directors of Thomas & Libowitz.  We paid fees of $1.0 million, $0.6 million and $0.5 million to Thomas & Libowitz during 2008, 2007 and 2006, respectively.  During 2007, Steven A. Thomas received, in lieu of cash payment for certain legal fees, an ownership percentage in two of our real estate investments and one of our private equity investments.  The fair value of the three ownership interests was $0.1 million as of the dates the investments were made.

In August 1999, we made an investment in Allegiance Capital Limited Partnership (Allegiance), a small business investment company.  Our controlling shareholders and our Chief Financial Officer and Executive Vice President are also investors in Allegiance, along with Allegiance Capital Management Corporation (ACMC), the general partner.  ACMC controls all decision making, investing and management of operations of Allegiance in exchange for a monthly management fee based on actual expenses incurred which currently averages approximately less than $0.1 million and which is paid by the limited partners.  We did not make any contributions into Allegiance during 2008 or 2007.  Allegiance did not make any distributions to us during 2008.  Allegiance distributed $2.0 million to us during 2007.  As of December 31, 2008, our remaining unfunded commitment was $5.3 million.

In September 2008, AP Management Company, the management company of Patriot Capital, entered into a five year office lease agreement with Skylar Development LLC (Skylar), a subsidiary of one of our real estate ventures.  One of our controlling shareholders, Frederick Smith, holds an investment in Patriot Capital.

13.      DISCONTINUED OPERATIONS:

In accordance with FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we reported the financial position and results of operations for WGGB-TV in Springfield, Massachusetts and WEMT-TV in Tri-Cities, Tennessee, as assets and liabilities held for sale in the accompanying consolidated balance sheets and consolidated statements of operations.  Discontinued operations have not been segregated in the consolidated statements of cash flows and, therefore, amounts for certain captions will not agree with the accompanying consolidated balance sheets and consolidated statements of operations.  The operating results of WGGB-TV and WEMT-TV are not included in our consolidated results from continuing operations for the years ended December 31, 2008, 2007 and 2006.  In accordance with EITF No. 87-24, Allocation of Interest to Discontinued Operations, no interest expense was allocated for the year ended December 31, 2008, 2007 and 2006.  Since we owned the rights to collect the amounts due to us through the closing dates of the non-license television broadcast assets, accounts receivable related to all of our discontinued operations is included in the accompanying consolidated balance sheets, net of allowance for doubtful accounts.  For the year ended December 31, 2007, accounts receivable related to discontinued operations was $0.1 million (net of allowance of less than $0.1 million).  For the year ended December 31, 2008, there were no accounts receivable amounts related to discontinued operations

WGGB Disposition

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

14.                   (LOSS) EARNINGS PER SHARE:

The following table reconciles (loss) income (numerator) and shares (denominator) used in our computations of (loss) earnings per share for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	2008	2007	2006
(Loss) Income (Numerator)
(Loss) income from continuing operations and numerator for diluted earnings per common share from continuing operations	$(241,350)	$20,415	$48,502
(Loss) income from discontinued operations, including gain on sale of broadcast assets related to discontinued operations, net of taxes	(141)	2,284	5,475
Numerator for diluted (loss) earnings per common share	$(241,491)	$22,699	$53,977

Shares (Denominator)
Weighted-average common shares outstanding	85,652	86,910	85,680
Dilutive effect of outstanding stock options and restricted stock	—	105	14
Weighted average common and common equivalent shares outstanding	85,652	87,015	85,694

We apply the treasury stock method to measure the dilutive effect of our outstanding stock options and restricted stock awards and included the respective common share equivalents in the denominator of the diluted EPS computation for the years ended December 31, 2007 and 2006.  For the year ended December 31, 2008, our outstanding stock options and restricted stock awards were anti-dilutive; therefore, they were not included in the computation of diluted EPS.  For the years ended December 31, 2008, 2007 and 2006, our 6.0% Convertible Debentures, due 2012 and 4.875% Convertible Senior Notes, due 2018, were anti-dilutive; therefore, they were not included in the computation of diluted EPS.  For the years ended December 31, 2008 and 2007, our 3.0% Convertible Senior Notes, due 2027 which were issued in May 2007 were excluded from our diluted EPS computation since our average stock price was less than the conversion price.  For the years ended December 31, 2008 and 2007, the outstanding SARs were excluded from our diluted EPS computation since our average stock price was less than the grant date base value of the SARs.  No SARs were outstanding during 2006.  As of the filing date, in first quarter 2009, we repurchased 0.2 million shares of Class A Common Stock for $0.2 million, including transaction costs.

15.                   SEGMENT DATA:

During 2008, we reevaluated our organization and the nature of our business activities relevant to the divisions of our company and concluded that our view of our internal structure changed in a manner that caused us to disclose separately, our broadcast and other operating divisions activities.  We determined that we have two reportable operating segments, “broadcast” and “other operating divisions” that are disclosed separately from our corporate activities.  We have restated prior period information to reflect our new segments.  We measure segment performance based on operating income (loss).  Our broadcast segment includes stations in 35 markets located predominately in the eastern, mid-western and southern United States.  Currently, our other operating divisions segment primarily earns revenues from information technology staffing, consulting and software development; transmitter manufacturing; sign design and fabrication; regional security alarm operating and bulk acquisitions; and real estate ventures.  All of our other operating divisions are located within the United States.  Corporate costs primarily include our costs to operate as a public company and to operate our corporate headquarters location.  Corporate is not a reportable segment.  We had approximately $118.1 million and $48.4 million of intercompany loans between the broadcast segment, operating divisions segment and corporate as of December 31, 2008 and 2007, respectively.  We had $9.9 million, $2.9 million and $1.1 million in intercompany interest expense related to intercompany loans between the broadcast segment, other operating divisions segment and corporate for the years ended December 31, 2008, 2007 and 2006, respectively.  All other intercompany transactions are immaterial.

Financial information for our operating segments is included in the following tables for the years ended December 31, 2008, 2007 and 2006 (in thousands):

For the year ended December 31, 2008	Broadcast	Other Operating Divisions	Corporate	Consolidated
Revenue	$699,040	$55,434	$—	$754,474
Depreciation of property and equipment	41,947	844	1,974	44,765
Amortization of definite-lived intangible assets and other assets	17,063	1,277	—	18,340
Amortization of program contract costs and net realizable value adjustments	84,422	—	—	84,422
Impairment of goodwill and broadcast licenses	462,261	1,626	—	463,887
General and administrative overhead expenses	7,288	1,274	17,723	26,285
Interest expense	43,617	264	33,837	77,718
Operating loss	(258,889)	(9,456)	(20,114)	(288,459)
Loss from equity and cost method investments	—	(2,703)	—	(2,703)
Goodwill	820,800	3,388	—	824,188
Assets	1,582,325	206,759	27,593	1,816,677
Capital expenditures	22,830	2,282	57	25,169

For the year ended December 31, 2007	Broadcast	Other Operating Divisions	Corporate	Consolidated
Revenue	$684,433	$33,667	$—	$718,100
Depreciation of property and equipment	40,906	241	2,000	43,147
Amortization of definite-lived intangible assets and other assets	16,870	725	—	17,595
Amortization of program contract costs and net realizable value adjustments	96,436	—	—	96,436
General and administrative overhead expenses	6,254	761	17,319	24,334
Interest expense	66,636	532	28,698	95,866
Operating income (loss)	179,949	(1,083)	(19,696)	159,170
Income from equity and cost method investments	—	601	—	601
Goodwill	1,005,641	4,953	—	1,010,594
Assets	2,092,846	96,629	35,180	2,224,655
Capital expenditures	21,770	1,280	176	23,226

For the year ended December 31, 2006	Broadcast	Other Operating Divisions	Corporate	Consolidated
Revenue	$681,612	$24,610	$—	$706,222
Depreciation of property and equipment	43,131	79	2,109	45,319
Amortization of definite-lived intangible assets and other assets	17,529	—	—	17,529
Amortization of program contract costs and net realizable value adjustments	90,551	—	—	90,551
Impairment of goodwill	15,589	—	—	15,589
General and administrative overhead expenses	7,000	—	15,795	22,795
Interest expense	94,660	—	20,557	115,217
Operating income (loss)	176,769	338	(18,450)	158,657
Income from equity and cost method investments	—	6,338	—	6,338
Goodwill	1,005,642	1,626	—	1,007,268
Assets	2,220,547	29,659	21,374	2,271,580
Capital expenditures	16,415	138	370	16,923

16.      FAIR VALUE MEASUREMENTS:

In the first quarter of 2008, we adopted FAS No. 157, Fair Value Measurements for financial assets and liabilities (FAS 157).  This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures.  This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements.

FAS 157 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost).  The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The following is a brief description of those three levels:

•      Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

•      Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.  These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

•      Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The carrying value and fair value of our notes, debentures, program contacts payable and non-cancelable commitments as of December 31, 2008 and 2007 were as follows (in thousands):

	2008		2007
	Carrying Value	Fair Value	Carrying Value	Fair Value
8.0% Notes	$225,862	$170,744	$265,320	$269,349
6.0% Debentures	119,814	54,061	132,112	136,754
4.875% Notes	143,519	71,760	150,000	138,375
3.0% Notes	345,000	186,473	345,000	311,793
Program contracts payable	172,681	148,392	170,193	148,855
Non-cancelable commitments	99,274	75,044	117,310	92,387
Total fair value	$1,106,150	$706,474	$1,179,935	$1,097,513

Our notes and debentures payable are fair valued using Level 1 hierarchy inputs described above.  The Bank Credit Agreement, Cunningham Term Loan and other operating divisions segment debt is not publicly traded on a market; therefore, it is not practicable for us to estimate their fair values.

Our estimates of program contracts payable and non-cancelable commitments for future program rights were based on future cash payments discounted at our current borrowing rate using Level 3 inputs described above.

17.                   CONDENSED CONSOLIDATING FINANCIAL STATEMENTS:

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

CONDENSED CONSOLIDATED BALANCE SHEET

AS OF DECEMBER 31, 2008

(In thousands)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Cash	$—	$9,649	$227	$6,594	$—	$16,470
Accounts and other receivables	4,719	135	100,272	9,658	(5,009)	109,775
Other current assets	741	1,419	68,728	6,827	(835)	76,880
Total current assets	5,460	11,203	169,227	23,079	(5,844)	203,125

Property and equipment, net	13,676	1,565	234,851	98,013	(11,141)	336,964

Investment in consolidated subsidiaries	573,923	976,418	—	—	(1,550,341)	—
Other long-term assets	68,834	171,238	29,632	71,441	(226,910)	114,235
Total other long-term assets	642,757	1,147,656	29,632	71,441	(1,777,251)	114,235

Acquired intangible assets	—	1,900	1,111,616	51,207	(2,370)	1,162,353

Total assets	$661,893	$1,162,324	$1,545,326	$243,740	$(1,796,606)	$1,816,677

Accounts payable and accrued liabilities	$22,581	$12,197	$39,725	$57,556	$(47,658)	$84,401
Current portion of long-term debt	3,550	26,250	2,479	38,469	(837)	69,911
Other current liabilities	—	—	93,372	651	—	94,023
Total current liabilities	26,131	38,447	135,576	96,676	(48,495)	248,335

Long-term debt	618,385	602,027	67,839	140,775	(122,841)	1,306,185
Other liabilities	52,337	536	365,708	4,923	(77,644)	345,860
Total liabilities	696,853	641,010	569,123	242,374	(248,980)	1,900,380

Common stock	810	—	10	761	(771)	810
Additional paid-in capital	588,399	689,503	821,337	140,693	(1,651,533)	588,399
(Accumulated deficit) retained earnings	(624,746)	(166,062)	156,801	(136,830)	101,420	(669,417)
Accumulated other comprehensive income (loss)	577	(2,127)	(1,945)	(3,258)	3,258	(3,495)
Total shareholders’ (deficit) equity	(34,960)	521,314	976,203	1,366	(1,547,626)	(83,703)
Total liabilities and shareholders’ (deficit) equity	$661,893	$1,162,324	$1,545,326	$243,740	$(1,796,606)	$1,816,677

CONDENSED CONSOLIDATED BALANCE SHEET

AS OF DECEMBER 31, 2007

(In thousands)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Cash	$—	$14,478	$2,599	$3,903	$—	$20,980
Accounts and other receivables	3,258	21	133,429	10,969	(3,543)	144,134
Other current assets	2,005	6,508	60,621	5,092	(724)	73,502
Total current assets	5,263	21,007	196,649	19,964	(4,267)	238,616

Property and equipment, net	5,979	1,462	247,403	53,777	(24,070)	284,551

Investment in consolidated subsidiaries	872,910	1,349,054	—	—	(2,221,964)	—
Other long-term assets	48,899	101,721	35,682	27,519	(116,790)	97,031
Total other long-term assets	921,809	1,450,775	35,682	27,519	(2,338,754)	97,031

Acquired intangible assets	—	—	1,533,038	62,857	8,562	1,604,457

Total assets	$933,051	$1,473,244	$2,012,772	$164,117	$(2,358,529)	$2,224,655

Accounts payable and accrued liabilities	$21,968	$10,039	$46,516	$52,152	$(44,569)	$86,106
Current portion of long-term debt	1,462	5,000	2,798	38,022	(493)	46,789
Other current liabilities	—	—	92,144	207	—	92,351
Total current liabilities	23,430	15,039	141,458	90,381	(45,062)	225,246

Long-term debt	630,747	583,301	68,969	79,782	(65,239)	1,297,560
Other liabilities	11,906	22,307	451,984	2,267	(39,389)	449,075
Total liabilities	666,083	620,647	662,411	172,430	(149,690)	1,971,881

Common stock	873	—	10	762	(772)	873
Additional paid-in capital	614,155	543,295	1,005,266	88,370	(1,636,930)	614,156
(Accumulated deficit) retained earnings	(348,060)	310,673	345,645	(96,612)	(571,970)	(360,324)
Accumulated other comprehensive (loss) income	—	(1,371)	(560)	(833)	833	(1,931)
Total shareholders’ equity	266,968	852,597	1,350,361	(8,313)	(2,208,839)	252,774
Total liabilities and shareholders’ equity	$933,051	$1,473,244	$2,012,772	$164,117	$(2,358,529)	$2,224,655

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2008

(In thousands)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Net revenue	$—	$—	$701,455	$65,970	$(12,951)	$754,474

Program and production	—	1,002	167,043	219	(9,299)	158,965
Selling, general and administrative	18,147	6,429	133,650	4,631	(430)	162,427
Depreciation, amortization and other operating expenses	1,974	582	614,451	98,822	5,712	721,541
Total operating expenses	20,121	8,013	915,144	103,672	(4,017)	1,042,933

Operating loss	(20,121)	(8,013)	(213,689)	(37,702)	(8,934)	(288,459)

Equity (loss) of subsidiaries	(188,249)	(173,224)	—	—	361,473	—
Interest income	1,081	8,892	9	1,181	(10,420)	743
Interest expense	(33,837)	(34,374)	(6,886)	(15,098)	12,477	(77,718)
Other income (expense)	21,174	27,134	(39,654)	(1,939)	885	7,600
Total other expense	(199,831)	(171,572)	(46,531)	(15,856)	364,415	(69,375)

Income tax benefit	11,226	5,195	87,127	12,936	—	116,484
(Loss) income from discontinued operations, net of taxes	(358)	—	217	—	—	(141)
Net loss	$(209,084)	$(174,390)	$(172,876)	$(40,622)	$355,481	$(241,491)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2007

(In thousands)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Net revenue	$—	$—	$686,891	$43,057	$(11,848)	$718,100

Program and production	—	1,479	155,914	—	(8,686)	148,707
Selling, general and administrative	17,695	5,707	137,169	4,016	(227)	164,360
Depreciation, amortization and other operating expenses	2,000	372	208,806	36,905	(2,220)	245,863
Total operating expenses	19,695	7,558	501,889	40,921	(11,133)	558,930

Operating (loss) income	(19,695)	(7,558)	185,002	2,136	(715)	159,170

Equity in earnings of subsidiaries	46,861	86,030	—	—	(132,891)	—
Interest income (loss)	1,320	3,341	42	78	(2,553)	2,228
Interest expense	(28,698)	(57,911)	(6,332)	(7,727)	4,802	(95,866)
Other income (expense)	10,343	4,958	(39,318)	(797)	(1,503)	(26,317)
Total other income (expense)	29,826	36,418	(45,608)	(8,446)	(132,145)	(119,955)

Income tax benefit (provision)	14,313	20,580	(55,791)	2,098	—	(18,800)
Income from discontinued operations, net of taxes	—	—	1,219	—	—	1,219
Gain from sale of discontinued operations, net of taxes	—	—	1,065	—	—	1,065
Net income (loss)	$24,444	$49,440	$85,887	$(4,212)	$(132,860)	$22,699

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2006

(In thousands)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Net revenue	$—	$—	$683,969	$33,806	$(11,553)	$706,222

Program and production	—	1,640	151,096	—	(8,500)	144,236
Selling, general and administrative	16,302	5,831	135,757	3,198	(298)	160,790
Depreciation, amortization and other operating expenses	2,109	507	214,720	27,190	(1,987)	242,539
Total operating expenses	18,411	7,978	501,573	30,388	(10,785)	547,565

Operating (loss) income	(18,411)	(7,978)	182,396	3,418	(768)	158,657

Equity in earnings of subsidiaries	64,073	94,123	—	—	(158,196)	—
Interest income	770	2,005	—	3	(770)	2,008
Interest expense	(20,577)	(86,633)	(5,612)	(5,435)	3,040	(115,217)
Other income (expense)	23,140	27,546	(39,844)	616	(1,815)	9,643
Total other income (expense)	67,406	37,041	(45,456)	(4,816)	(157,741)	(103,566)

Income tax benefit (provision)	5,237	30,097	(42,393)	470	—	(6,589)
Income from discontinued operations, net of taxes	—	—	3,701	—	—	3,701
Gain from sale of discontinued operations, net of taxes	—	—	1,774	—	—	1,774
Net income (loss)	$54,232	$59,160	$100,022	$(928)	$(158,509)	$53,977

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2008

(In thousands)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES	$(24,010)	$(2,756)	$243,822	$(5,058)	$(864)	$211,134
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(57)	(561)	(22,269)	(2,282)	—	(25,169)
Consolidation of variable interest entity	—	—	—	1,328	—	1,328
Purchase of alarm monitoring contracts	—	—	—	(7,675)	—	(7,675)
Payments for acquisition of television stations	—	(17,123)	—	—	—	(17,123)
Payment for acquisition of other operating divisions companies	—	—	—	(53,487)	—	(53,487)
Distributions from investments	860	—	—	715	—	1,575
Investments in equity and cost method investees	(6,244)	—	—	(35, 727)	—	(41,971)
Proceeds from the sale of assets	3	—	196	—	—	199
Loans to affiliates	(178)	—	—	—	—	(178)
Proceeds from loans to affiliates	179	—	—	—	—	179
Net cash flows used in investing activities	(5,437)	(17,684)	(22,073)	(97,128)	—	(142,322)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	—	257,173	—	17,470	—	274,643
Repayments of notes payable, commercial bank financing and capital leases	(24,778)	(216,608)	(207)	(14,004)	—	(255,597)
Repurchase of Class A Common Stock	(29,836)	—	—	—	—	(29,836)
Dividends paid on Class A and Class B Common Stock	(67,128)	—	—	—	445	(66,683)
Payments for deferred financing costs	—	—	—	(524)	—	(524)
Proceeds from derivative terminations	—	8,001	—	—	—	8,001
Repayments of notes and capital leases to affiliates	(722)	—	(2,604)	—	—	(3,326)
Increase (decrease) in intercompany payables	151,911	(32,955)	(221,310)	101,935	419	—
Net cash flows from (used in) financing activities	29,447	15,611	(224,121)	104,877	864	(73,322)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(4,829)	(2,372)	2,691	—	(4,510)
CASH AND CASH EQUIVALENTS, beginning of period	—	14,478	2,599	3,903	—	20,980
CASH AND CASH EQUIVALENTS, end of period	$—	$9,649	$227	$6,594	$—	$16,470

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2007

(In thousands)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES	$(15,205)	$(76,605)	$204,144	$(2,546)	$36,426	$146,214
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(176)	(759)	(21,855)	(900)	464	(23,226)
Payment for acquisition of other operating divisions companies	—	—	—	(39,075)	—	(39,075)
Distributions from investments	583	—	—	—	—	583
Investments in equity and cost method investees	(111)	—	—	(16,273)	—	(16,384)
Proceeds from the sale of assets	—	—	693	3	—	696
Proceeds from the sale of broadcast assets related to discontinued operations	—	—	21,036	—	—	21,036
Loans to affiliates	(160)	—	—	—	—	(160)
Proceeds from loans to affiliates	157	—	—	—	—	157
Net cash flows from (used in) investing activities	293	(759)	(126)	(56,245)	464	(56,373)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	345,000	393,000	9	13,600	—	751,609
Repayments of notes payable, commercial bank financing and capital leases	(190)	(835,306)	(175)	(4,971)	—	(840,642)
Proceeds from exercise of stock options	13,379	—	—	—	—	13,379
Dividends paid on Class A and Class B Common Stock	(49,973)	—	—	—	483	(49,490)
Payments for deferred financing costs	(6,738)	(131)	—	(196)	—	(7,065)
Repayments of notes and capital leases to affiliates	(1,147)	—	(2,913)	—	—	(4,060)
(Decrease) increase in intercompany payables	(285,419)	472,027	(201,128)	51,893	(37,373)	—
Net cash flows from (used in) financing activities	14,912	29,590	(204,207)	60,326	(36,890)	(136,269)

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	(47,774)	(189)	1,535	—	(46,428)
CASH AND CASH EQUIVALENTS, beginning of period	—	62,252	2,788	2,368	—	67,408
CASH AND CASH EQUIVALENTS, end of period	$—	$14,478	$2,599	$3,903	$—	$20,980

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2006

(In thousands)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES	$(136)	$(55,270)	$206,391	$4,651	$(363)	$155,273
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(370)	(90)	(16,319)	(232)	88	(16,923)
Payment for acquisition of television stations	—	—	(1,710)	—	—	(1,710)
Investments in equity and cost method investees	(174)	—	(165)	—	—	(339)
Proceeds from the sale of assets	—	—	2,420	10	—	2,430
Proceeds from the sale of broadcast assets related to discontinued operations	—	—	1,400	—	—	1,400
Loans to affiliates	(143)	—	—	—	—	(143)
Proceeds from loans to affiliates	141	—	—	—	—	141
Net cash flows (used in) from investing activities	(546)	(90)	(14,374)	(222)	88	(15,144)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	—	75,000	—	—	—	75,000
Repayments of notes payable, commercial bank financing and capital leases	(7,220)	(106,172)	(183)	—	(789)	(114,364)
Proceeds from exercise of stock options	1,125	—	—	—	—	1,125
Dividends paid on Class A and Class B Common Stock	(36,062)	—	—	—	—	(36,062)
Payments for derivative terminations	—	(3,750)	—	—	—	(3,750)
Repayment of notes and capital leases to affiliates	(1,037)	—	(3,288)	(634)	634	(4,325)
Increase (decrease) in intercompany payables	43,876	146,642	(187,896)	(3,052)	430	—
Net cash flows from (used in) financing activities	682	111,720	(191,367)	(3,686)	275	(82,376)

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	56,360	650	743	—	57,753
CASH AND CASH EQUIVALENTS, beginning of period	—	5,892	2,138	1,625	—	9,655
CASH AND CASH EQUIVALENTS, end of period	$—	$62,252	$2,788	$2,368	$—	$67,408

18.                   QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

(in thousands, except per share data)

	For the Quarter Ended
	03/31/08	06/30/08	09/30/08	12/31/08

Total revenues, net	$186,657	$193,615	$178,191	$196,011
Operating income (loss)	$46,218	$43,312	$37,402	$(415,391)
Income (loss) from continuing operations	$16,544	$13,100	$11,693	$(282,687)
(Loss) income from discontinued operations	$(131)	$178	$(38)	$(150)
Net income (loss)	$16,413	$13,278	$11,655	$(282,837)
Basic and diluted earnings (loss) per common share from continuing operations	$0.19	$0.15	$0.14	$(3.53)
Basic and diluted earnings (loss) per common share	$0.19	$0.15	$0.14	$(3.53)

	For the Quarter Ended
	03/31/07 (a)	06/30/07 (a)	09/30/07	12/31/07

Total revenues, net	$164,936	$178,396	$176,699	$198,069
Operating income	$37,586	$41,643	$32,934	$47,007
(Loss) income from continuing operations	$(2,113)	$1,703	$9,577	$11,248
(Loss) income from discontinued operations	$(276)	$494	$324	$677
Gain from sale of discontinued operations	$—	$—	$—	$1,065
Net (loss) income	$(2,389)	$2,197	$9,901	$12,990
Basic and diluted (loss) earnings per common share from continuing operations	$(0.02)	$0.02	$0.11	$0.13
Basic and diluted earnings per common share from discontinued operations	$—	$0.01	$—	$0.02
Basic and diluted (loss) earnings per common share	$(0.03)	$0.03	$0.11	$0.15

(a)          Results previously reported in our Form 10-Q’s for 2007 have been restated to reflect discontinued operations related to the sale of WGGB-TV in Springfield, Massachusetts.

SINCLAIR BROADCAST GROUP, INC.

INDEX TO SCHEDULES

Schedule II - Valuation and Qualifying Accounts	S-2

All schedules except the one listed above are omitted as not applicable or not required or the required information is included in the consolidated financial statements or notes thereto.

S-1

SCHEDULE II

SINCLAIR BROADCAST GROUP, INC.

VALUATION ALLOWANCES

FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008

(In thousands)

	Balance at beginning of period	Charges to Cost and Expenses	Charges to other Accounts	Deductions	Balance at end of period
Year ended December 31, 2006
Allowance for doubtful accounts	$4,596	$1,205	$—	$1,816	$3,985

Year ended December 31, 2007
Allowance for doubtful accounts	3,985	1,749	—	1,852	3,882

Year ended December 31, 2008
Allowance for doubtful accounts	3,882	1,191	—	1,746	3,327
Note receivable reserve	—	3,882	—	—	3,882

S-2