Form 10-Q
period 2009-03-31
SINCLAIR BROADCAST GROUP INC
filed 2009-05-11
CIK 912752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such file).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of each class	Number of shares outstanding as of May 1, 2009
Class A Common Stock	45,120,079
Class B Common Stock	34,453,859

SINCLAIR BROADCAST GROUP, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2009

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data) (Unaudited)

	As of March 31, 2009	As of December 31, 2008
		(See Note 1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,232	$16,470
Accounts receivable, net of allowance for doubtful accounts of $3,061 and $3,327, respectively	92,382	107,376
Affiliate receivable	56	65
Current portion of program contract costs	40,698	55,751
Income taxes receivable	2,368	2,334
Prepaid expenses and other current assets	8,731	9,453
Deferred barter costs	4,391	2,654
Deferred tax assets	9,022	9,022
Total current assets	168,880	203,125

PROGRAM CONTRACT COSTS, less current portion	21,523	27,548
PROPERTY AND EQUIPMENT, net	317,363	336,964
GOODWILL	754,727	824,188
BROADCAST LICENSES	76,235	132,422
DEFINITE-LIVED INTANGIBLE ASSETS, net	199,313	205,743
OTHER ASSETS	88,223	86,417
Total assets	$1,626,264	$1,816,407

LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$4,055	$4,817
Accrued liabilities	53,328	79,584
Current portion of notes payable, capital leases and commercial bank financing	66,645	67,066
Current portion of notes and capital leases payable to affiliates	2,869	2,845
Current portion of program contracts payable	83,848	91,366
Deferred barter revenues	4,454	2,657
Total current liabilities	215,199	248,335

LONG-TERM LIABILITIES:
Notes payable, capital leases and commercial bank financing, less current portion	1,236,288	1,261,506
Notes payable and capital leases to affiliates, less current portion	26,996	30,861
Program contracts payable, less current portion	64,857	81,315
Deferred tax liabilities	185,355	204,051
Other long-term liabilities	49,187	49,039
Total liabilities	1,777,882	1,875,107

EQUITY (DEFICIT):
SINCLAIR BROADCAST GROUP SHAREHOLDERS’ EQUITY (DEFICIT):
Class A Common Stock, $.01 par value, 500,000,000 shares authorized, 45,021,223 and 46,510,647 shares issued and outstanding, respectively	450	465
Class B Common Stock, $.01 par value, 140,000,000 shares authorized, 34,453,859 shares issued and outstanding, respectively, convertible into Class A Common Stock	345	345
Additional paid-in capital	604,637	605,865
Accumulated deficit	(763,837)	(678,182)
Other comprehensive loss	(3,442)	(3,495)
Total Sinclair Broadcast Group shareholders’ equity (deficit)	(161,847)	(75,002)
Noncontrolling interest	10,229	16,302
Total equity (deficit)	(151,618)	(58,700)
Total liabilities and equity (deficit)	$1,626,264	$1,816,407

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data) (Unaudited)

	Three Months Ended March 31,
	2009	2008
		(See Note 1)
REVENUES:
Station broadcast revenues, net of agency commissions	$131,305	$160,892
Revenues realized from station barter arrangements	11,898	14,638
Other operating divisions revenues	11,535	11,127
Total revenues	154,738	186,657

OPERATING EXPENSES:
Station production expenses	34,943	38,855
Station selling, general and administrative expenses	30,910	34,611
Expenses recognized from station barter arrangements	10,228	13,517
Amortization of program contract costs and net realizable value adjustments	20,758	19,709
Other operating divisions expenses	12,251	11,934
Depreciation of property and equipment	11,933	10,553
Corporate general and administrative expenses	6,359	6,721
Amortization of definite-lived intangible assets and other assets	5,201	4,539
Gain on asset exchange	(1,236)	—
Impairment of goodwill, intangible and other assets	130,098	—
Total operating expenses	261,445	140,439
Operating (loss) income	(106,707)	46,218

OTHER INCOME (EXPENSE):
Interest expense and amortization of debt discount and deferred financing costs	(18,374)	(22,668)
Interest income	26	181
Gain from sale of assets	27	38
Gain (loss) from extinguishment of debt	18,986	(286)
Gain from derivative instruments	—	999
(Loss) income from equity and cost method investments	(445)	695
Other income, net	648	372
Total other income (expense)	868	(20,669)
(Loss) income from continuing operations before income taxes	(105,839)	25,549

INCOME TAX BENEFIT (PROVISION)	18,800	(10,463)
(Loss) income from continuing operations	(87,039)	15,086

DISCONTINUED OPERATIONS:
Loss from discontinued operations, net of related income tax provision of $108 and $139, respectively	(108)	(131)
NET (LOSS) INCOME	(87,147)	14,955

Net loss (income) attributable to the noncontrolling interest	1,492	(5)
NET (LOSS) INCOME ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP	$(85,655)	$14,950
Dividends declared per share	$—	$0.20

BASIC AND DILUTED (LOSS) EARNINGS PER COMMON SHARE ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP:
(Loss) earnings per share from continuing operations	$(1.06)	$0.17
Earnings per share from discontinued operations	$—	$—
(Loss) earnings per share	$(1.06)	$0.17
Weighted average common shares outstanding	80,815	87,342
Weighted average common and common equivalent shares outstanding	80,815	94,054

AMOUNTS ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP COMMON SHAREHOLDERS
Loss (income) from continuing operations, net of tax	$(85,547)	$15,081
Loss from discontinued operations, net of tax	(108)	(131)
Net (loss) income	$(85,655)	$14,950

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2009

(In thousands) (Unaudited)

	Sinclair Broadcast Group Shareholders
	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Loss	Noncontrolling Interests (See Note 1)	Total Equity (Deficit) (See Note 1)

BALANCE, December 31, 2008	$465	$345	$605,865	$(678,182)	$(3,495)	$16,302	$(58,700)
Class A Common Stock issued pursuant to employee benefit plans	—	—	431	—	—	—	431
Contribution from noncontrolling interests, net of distributions	—	—	—	—	—	226	226
Purchase of subsidiary shares from noncontrolling interest	—	—	(220)	—	—	(4,807)	(5,027)
Repurchase of 1,536,633 shares of Class A Common Stock	(15)	—	(1,439)	—	—	—	(1,454)
Amortization of net periodic pension benefit costs	—	—	—	—	53	—	53
Net loss	—	—	—	(85,655)	—	(1,492)	(87,147)
BALANCE, March 31, 2009	$450	$345	$604,637	$(763,837)	$(3,442)	$10,229	$(151,618)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

 (In thousands) (Unaudited)

	For the three months ended March 31,
	2009	2008
		(See Note 1)
Net (loss) income	$(87,147)	$14,955
Amortization of net periodic pension benefit costs	53	151
Comprehensive (loss) income	(87,094)	15,106
Comprehensive loss (income) attributable to the noncontrolling interest	1,492	(5)
Comprehensive (loss) income attributable to Sinclair Broadcast Group	$(85,602)	$15,101

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Three Months Ended March 31,
	2009	2008
		(See Note 1)
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net (loss) income	$(87,147)	$14,955
Adjustments to reconcile net (loss) income to net cash flows from operating activities:
Amortization of debt discount, net of debt premium	2,861	3,302
Depreciation of property and equipment	12,054	10,615
Gain on asset exchange	(1,236)	—
Recognition of deferred revenue	(7,176)	(8,312)
Accretion of capital leases	50	222
Loss (income) from equity and cost method investments	445	(695)
Gain on sale of property	(27)	(38)
Gain from derivative instruments	—	(999)
Impairment of goodwill, intangible and other assets	130,098	—
Amortization of definite-lived intangible assets and other assets	5,201	4,539
Amortization of program contract costs and net realizable value adjustments	20,758	19,709
Amortization of deferred financing costs	896	999
Stock-based compensation	289	1,979
Excess tax provision for stock options exercised	—	18
(Gain) loss on extinguishment of debt, non-cash portion	(18,986)	41
Amortization of derivative instruments	—	39
Amortization of net periodic pension benefit costs	88	48
Deferred tax (benefit) provision related to operations	(18,664)	7,033
Net effect of change in deferred barter revenues and deferred barter costs	60	128
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in accounts receivable, net	16,926	11,237
(Increase) decrease in income taxes receivable	(34)	3,189
Decrease in prepaid expenses and other current assets	722	4,169
(Increase) decrease in other assets	(356)	2,702
Decrease in accounts payable and accrued liabilities	(8,275)	(6,213)
Decrease in other long-term liabilities	(769)	(150)
Dividends and distributions from equity and cost method investees	286	401
Payments on program contracts payable	(23,656)	(20,878)
Real estate held for development and sale	(636)	—
Net cash flows from operating activities	23,772	48,040
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(2,832)	(5,905)
Consolidation of variable interest entity	—	2,186
Purchase of alarm monitoring contracts	(3,221)	(914)
Payments for acquisition of television stations	—	(17,033)
Payments for acquisitions of other operating divisions companies	—	(34,433)
Dividends and distributions from cost method investees	1,197	860
Investments in equity and cost method investees	(4,696)	(8,200)
Proceeds from the sale of assets	28	129
Loans to affiliates	(41)	(112)
Proceeds from loans to affiliates	42	41
Net cash flows used in investing activities	(9,523)	(63,381)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	89,084	79,511
Repayments of notes payable, commercial bank financing and capital leases	(88,580)	(64,481)
Purchase of noncontrolling interest	(2,000)	—
Repurchase of Class A Common Stock	(1,454)	—
Dividends paid on Class A and Class B Common Stock	(16,038)	(15,139)
Payments for deferred financing costs	(17)	(7)
Proceeds from derivative terminations	—	8,001
Contributions from noncontrolling interest	226	—
Repayments of notes and capital leases to affiliates	(708)	(930)
Net cash flows (used in) from financing activities	(19,487)	6,955
NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,238)	(8,386)
CASH AND CASH EQUIVALENTS, beginning of period	16,470	20,980
CASH AND CASH EQUIVALENTS, end of period	$11,232	$12,594

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The consolidated financial statements include our accounts and those of our wholly-owned and majority-owned subsidiaries and variable interest entities for which we are the primary beneficiary.  Noncontrolling interest represents a minority owner’s proportionate share of the equity in certain of our consolidated entities.  All significant intercompany transactions and account balances have been eliminated in consolidation.

Interim Financial Statements

The consolidated financial statements for the three months ended March 31, 2009 and 2008 are unaudited.  In the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows for these periods as adjusted for the adoption of recent accounting pronouncements discussed below.

As permitted under the applicable rules and regulations of the Securities and Exchange Commission (SEC), the consolidated financial statements do not include all disclosures normally included with audited consolidated financial statements and, accordingly, should be read together with the audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC.  The consolidated statements of operations presented in the accompanying consolidated financial statements are not necessarily representative of operations for an entire year.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (FAS) No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51 (FAS 160).  This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity.  The amount of net income attributable to the noncontrolling interest is included in consolidated net income on the face of the statement of operations.  Changes in a parent’s ownership interest that result in deconsolidation of a subsidiary will result in the recognition of a gain or loss in net income when the subsidiary is deconsolidated.  FAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.  This statement is effective for fiscals years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  We applied the requirements of FAS 160 to our consolidated financial statements resulting in a change to the presentation of (income) loss attributable to noncontrolling interest and net income (loss) attributable to Sinclair Broadcast Group on the face of the income statement for the quarters ended March 31, 2008 and 2009.  We also reclassified minority interest in consolidated entities at December 31, 2008 and March 31, 2009 to the equity (deficit) section of the balance sheet and renamed it noncontrolling interest.

In May 2008, the FASB issued FASB Staff Position (FSP) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement).  This FSP requires issuers of convertible debt instruments that may be settled in cash upon conversion to account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  Issuers were required to determine the carrying value of just the liability portion of the debt by measuring the fair value of a similar liability (including any embedded features other than the conversion option) that does not have an associated equity component.  The excess of the initial proceeds received from the debt issuance and the fair value of the liability component are recorded as a debt discount with the offset recorded to equity.  The discount is amortized to interest expense using the interest method over the life of a similar liability that does not have an associated equity component.  Transaction costs incurred with third parties shall be allocated between the liability and equity components in proportion to the allocation of proceeds and accounted for as debt issuance costs and equity issuance costs, respectively, with the debt issuance costs amortized to interest expense.  This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  In 2009, we recorded the impact of this statement retrospectively by recording additional interest expense on our 3.0% Convertible Senior Notes, due 2027 (the 3.0% Notes) related to the amortization of the debt discount and deferred financing costs of approximately $2.5 million for the three months ended March 31, 2008.  As of December 31, 2008 accumulated deficit increased, net of taxes, $8.8 million and additional paid in capital increased $17.5 million as a result of the retrospective impact of this statement.  In addition, the adjusted net income attributable to Sinclair Broadcast Group for the three months ended March 31, 2008 decreased $1.5 million with a resulting decrease to earnings per share of $0.02.  For the three months ended March 31, 2009 this FSP increased our net loss attributable to Sinclair Broadcast Group approximately $2.4 million resulting in an approximate increase to loss per share of $0.03.  For further disclosure on the effect of the application of this standard see Note 5. Notes Payable and Commercial Bank Financing.

In March 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies.  This FSP requires that an asset or liability arising from a contingency in a business combination be recognized at fair value if fair value can be reasonably determined.  If the fair value cannot be reasonably determined, the asset or liability should be accounted for in accordance with FASB Statement No. 5, Accounting for Contingencies and FASB Interpretation (FIN) No. 14, Reasonable Estimation of the Amount of a Loss.  This FSP requires that assets and liabilities arising from contingencies be subsequently measured and accounted for using a systematic and rational basis depending on their nature.  This FSP is effective for acquisitions that occur on January 1, 2009 or later.  We did not make any acquisitions in the quarter ended March 31, 2009.  This FSP could have a material effect on our consolidated financial statements if we make future acquisitions.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of an Intangible Asset. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142, Goodwill and Other Intangible Assets (FAS 142).  This guidance applies to (1) intangible assets that are acquired individually or with a group of other assets and (2) intangible assets acquired in both business combinations and asset acquisitions. Historical experience renewing or extending similar arrangements or in the absence of such experience, assumptions that market participants would use about renewal or extension adjusted for entity specific factors mentioned in FAS 142 should be considered.   This FSP includes expanded disclosure requirements that enable users of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement.  This FSP is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.  The guidance for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date.  The disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date.  This FSP could have a material effect on our consolidated financial statements if we make future acquisitions.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that Are Not Orderly.  This FSP identifies the factors that a reporting entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability when compared with normal market activity for the asset or liability and factors to consider related to whether a transaction is orderly. When there has been a significant decrease in the volume of activity or the transaction is not orderly, a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with FASB Statement No. 157, Fair Value Measurements.  This FSP is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  We do not believe that this FSP will have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments.  This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, and APB Opinion No. 28, Interim Financial Reporting, to require fair value disclosures of financial instruments in interim and annual financial statements.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  In periods after the initial adoption, this FSP requires comparative disclosures only for periods ending subsequent to the initial adoption.  We are currently evaluating the impact of this FSP on our consolidated financial statements.

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

Other Operating Divisions Segment Acquisitions

For the three months ended March 31, 2009, we purchased an additional interest in Bay Creek South, LLC for $5.0 million of which $2.0 million has been paid to date.  The remaining $3.0 million due will be paid throughout the remaining part of 2009.

Investments

During first quarter, we made an add-on cash investment of $3.3 million in one of our real estate ventures and $1.1 million in private investment funds.  As of the filing date, in second quarter 2009, we made add-on cash investments of $0.6 million in various real estate ventures.

Income Taxes

Our income tax provision for all periods consists of federal and state income taxes.  The tax provision for the three months ended March 31, 2009 is based on the estimated effective tax rate applicable for the full year after taking into account discrete tax items.  Our effective income tax rate is lower than statutory rates primarily due to impairments of certain indefinite-lived intangible assets recorded in 2009 that are not deductible for income tax purposes. During the three months ended March 31, 2009, we recorded $130.1 million in impairment charges related to our goodwill, broadcast licenses and other assets. Impairment of $51.6 million is permanently not deductible for income tax purposes and was treated as a discrete item thereby reducing our effective tax rate.

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

FCC License Renewals

In April 2009, the FCC granted the license renewal applications of WICD-TV in Springfield, Illinois; WPMY-TV in Pittsburgh, Pennsylvania and WUHF-TV in Rochester, New York.

The FCC has found that some network programming broadcast contains indecent material, including partial nudity or unacceptable language.  We believe the FCC standards relating to indecency  have been inconsistently applied.  The FCC is currently withholding action on a number of station renewal applications due to indecency complaints, and in other cases has taken action only after licensees, including us, have entered into agreements tolling the statute of limitations on such matters.  A number of appeals of the FCC’s indecency rulings are currently being contested.   On April 28, 2009 the Supreme Court overturned a decision of the U.S. Court of Appeals for the Second Circuit and held that the FCC’s indecency policy regarding “fleeting expletives” was not arbitrary and capricious.  However, the Supreme Court did not rule on whether or not the FCC’s “fleeting expletives” policy violated the First Amendment, and remanded the case to the Second Circuit to rule on the constitutional issue.  At this time, the matter remains pending.  This decision and the FCC’s unclear policy make it difficult for us to determine what may be indecent programming, and makes it difficult to air “live” programming.

Network Affiliation Agreements

As of March 31, 2009, we had 20 MyNetworkTV affiliates, including three affiliates operating on a digital sub-channel only.  On February 9, 2009, MyNetworkTV announced that it was moving to a new program services model pursuant to which it would obtain for its affiliates popular programming that has previously aired on other networks, rather than continuing to create first-run programming as is generally the case in a typical network model.  MyNetworkTV advised us that in connection with this change to what it refers to as a “hybrid” model it believes it had the right to terminate all of its existing affiliate agreements and negotiate new agreements for this programming service with the television stations that have been MyNetworkTV affiliates.  On March 3, 2009, we received notice from MyNetworkTV claiming that they will cease to exist as a network and therefore, are terminating each of our affiliation agreements effective September 26, 2009.  On March 25, 2009, we entered into a one year agreement with a party related to MyNetworkTV to provide our MyNetworkTV stations with programming effective September 28, 2009.

3.              SUPPLEMENTAL CASH FLOW INFORMATION:

During the three months ended March 31, 2009 and 2008, our supplemental cash flow information was as follows (in thousands):

	Three Months Ended March 31,
	2009	2008

Income taxes paid related to continuing operations	$98	$40
Income tax refunds received related to continuing operations	$17	$44
Interest paid	$22,940	$22,881
Premium payments related to extinguishment of debt	$—	$245

Non-cash barter and trade expense are presented in the consolidated statements of operations.  Non-cash transactions decreased capital lease obligations $12.8 million for the three months ended March 31, 2009.  Non-cash transactions increased capital lease obligations $10.0 million for the three months ended March 31, 2008.

4.              GOODWILL, BROADCAST LICENSES AND OTHER INTANGIBLE ASSETS:

Goodwill and broadcast licenses are required to be tested for impairment at least annually.  We test our broadcast licenses and goodwill annually during the fourth quarter each year and between annual evaluations if events occur or circumstances change that indicate that the fair value of our reporting units or licenses may be below their carrying amount.  Due to the severity of the economic downturn and the decrease in our market capitalization in the first quarter of 2009, we tested our goodwill and broadcast licenses for impairment in the first quarter of 2009 similar to the testing performed in the fourth quarter of 2008.

When evaluating whether goodwill is impaired, we aggregate our stations by market for purposes of our goodwill impairment testing.  We believe that our markets are most representative of our broadcast reporting units because we view, manage and evaluate our stations on a market basis.  Furthermore, in our markets operated as duopolies, certain costs of operating the stations are shared including the use of buildings and equipment, the sales force and administrative personnel.  We then compare the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. We estimate the fair market value of our reporting units using a combination of quoted market prices, observed earnings/cash flow multiples paid for comparable television stations, and discounted cash flow models.  Our discounted cash flow model is based on our judgment of future market conditions within each designated market area, as well as discount rates that would be used by market participants in an arms-length transaction.  If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss is calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss is recognized to the extent that the carrying amount of goodwill exceeds its implied fair value.

When evaluating our broadcast licenses for impairment, the testing is done at the unit of accounting level using the income approach method. The income approach method involves an eight-year model that incorporates several variables, including, but not limited, to discounted cash flows of a typical market participant, market revenue and long term growth projections, estimated market share for the typical participant and estimated profit margins based on market size and station type. The model also assumes outlays for capital expenditures, future terminal values, an effective tax rate assumption and a discount rate based on the weighted-average cost of capital of the television broadcast industry.

Based on assessments performed during the quarter ended March 31, 2009, we recorded $69.5 million and $60.6 million, in impairment charges related to our goodwill and broadcast licenses, respectively.  The impairment charge taken in the first quarter of 2009 was primarily due to the severe economic downturn and continued decrease in our market capitalization and, as a result, we made further revisions to our forecasted cash flows, cash flow multiples and discount rates.  Broadcast licenses were impaired in 28 of 35 markets.  The fair value of the broadcast licenses was $85.3 million.  We recorded goodwill impairment in three markets including Cedar Rapids, Iowa; Charleston, West Virginia; and Madison, Wisconsin.  The implied fair value of the goodwill assigned to these three markets for which we were required to calculate this amount was $10.8 million.  There was no impairment recorded for the quarter ended March 31, 2008.  The fair value measurements for both our implied goodwill and broadcast licenses use significant unobservable Level 3 inputs which reflect our own assumptions about the assumptions that market participants would use in measuring fair value including assumptions about risk.  The key assumptions used to determine the fair value of our reporting units to test our goodwill for impairment and to determine the fair value of our broadcast licenses in the first quarter of 2009 were as follows:

	Goodwill	Broadcast Licenses
Revenue annual growth rate	2.0% - 5.0%	1.8% - 3.5%
Expense annual growth rate	2.0% - 2.5%	1.7% - 3.4%
Discount rate	11.3%	11.9%
Comparable business multiple/Constant growth rate	7.5 times cash flow	1.8% - 3.5%

As of March 31, 2009, the carrying amount of our broadcast licenses related to continuing operations was as follows (in thousands):

As of March 31,
2009
Beginning balance	$132,422
Broadcast license impairment charge (a)	(56,187)
Ending balance (b)	$76,235

(a)          An impairment of $4.4 million was recorded against purchase option assets included in other assets in the consolidated balance sheet.  These purchase options give us the right to purchase the license assets of certain stations.

(b)         Approximately $6.0 million of broadcast licenses relate to consolidated Variable Interest Entities as of March 31, 2009.

The change in the carrying amount of goodwill related to continuing operations was as follows (in thousands):

As of March 31,
2009
Beginning balance	$824,188
Goodwill impairment charge	(69,461)
Ending balance	$754,727

Definite-lived intangible assets and other assets subject to amortization are being amortized on a straight-line basis over periods of 5 to 25 years.  These amounts result from the acquisition of certain television station non-license assets.  We analyze specific definite-lived intangibles for impairment when events occur that may impact their carrying values.  There was no impairment charge recorded for the quarters ended March 31, 2009 and 2008, respectively.

5.              NOTES PAYABLE AND COMMERCIAL BANK FINANCING

As noted in the Recent Accounting Pronouncements section of Note 1, Summary of Significant Accounting Policies, we began accounting for our 3.0% Notes in accordance with FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) on January 1, 2009 and retrospectively applied the provisions of the statement.   See Note 1.Summary of Significant Accounting Policies for more information related to the effect of this statement.

As of March 31, 2009 and December 31, 2008, the carrying amount of the equity component of the 3.0% Notes was $30.4 million.  As of March 31, 2009 the net carrying amount of the liability component was $284.6 million which is comprised of the principal amount of $294.3 million and the unamortized discount of $9.7 million.  As of December 31, 2008 the net carrying amount of the liability component was $331.2 million which is comprised of the principal amount of $345.0 million and the unamortized discount of $13.8 million.  The unamortized discount of $9.7 million as of March 31, 2009 will be amortized through May 15, 2010 which is the first date at which the holders of the notes have the right to require us to repurchase the notes for cash.  The 3.0% Notes have call and put options features, therefore at the 3.0% Notes issuance date it was probable that they would be extinguished or refinanced by May 2010.  During the three months ended March 31, 2009, we repurchased, in the open market, $50.7 million face value of the 3.0% Notes for $30.0 million.  We recognized a gain on these extinguishments of $18.5 million.

As of March 31, 2009, the conversion price of the 3.0% Notes was $19.65 per share and the number of shares of Class A Common Stock that would be delivered upon conversion was 14,975,929.

The effective interest rate on the liability at March 31, 2009 and 2008 was 6.35%.  For the three months ended March 31, 2009 and 2008, we recorded interest expense related to the contractual coupon on the debt of $2.4 million and $2.6 million, respectively and interest expense related to the amortization of the discount of $2.3 million and $2.5 million, respectively.

6.              DERIVATIVE INSTRUMENTS:

We enter into derivative instruments primarily to reduce the impact of changing interest rates on our floating rate debt and to reduce the impact of changing fair market values on our fixed rate debt.

In February 2008, the counterparty to two of our then existing interest rate swap agreements, elected to change the termination dates of the $180.0 million and $120.0 million swaps to March 25, 2008 and March 26, 2008, respectively.  We received a termination fee of $3.2 million from the counterparty for the early termination of the $120.0 million swap.  After the removal of the related $2.4 million derivative asset from our consolidated balance sheet, the resulting $0.8 million, along with $0.2 million of interest was recorded in gain from derivative instruments in the consolidated statements of operations.  We received a termination fee of $4.8 million from the counterparty for the early termination of the $180.0 million swap.  The carrying value of the underlying debt was adjusted to reflect the $4.8 million termination fee and that amount is treated as a premium on the underlying debt that was being hedged and is amortized over its remaining life as a reduction to interest expense.  The total termination fees received of $8.0 million are included in the cash flows from financing activities section of the consolidated statement of cash flows for the quarter ended March 31, 2008.

In March 2009, a company in our other operating divisions segment was required to enter into an interest rate swap agreement pursuant to its underlying credit agreement.  The swap fixes the interest rate on its variable rate debt which is non-recourse to us.  The notional amount of the swap is $10.0 million and the expiration date is February 28, 2011.  The interest we pay on the swap is fixed at 1.59% and we receive interest based on three-month LIBOR.  The swap is accounted for as a derivative and changes in the fair market value are reflected as an adjustment to income.  The fair market value of the swap at March 31, 2009 was negligible.

7.              (LOSS) EARNINGS PER SHARE:

The following table reconciles (loss) income (numerator) and shares (denominator) used in our computations of (loss) earnings per share for the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended March 31,
	2009	2008
(Loss) Income (Numerator)
(Loss) income from continuing operations	$(87,039)	$15,086
Net loss (income) attributable to noncontrolling interests included in continuing operations	1,492	(5)
Income impact of assumed conversion of 4.875% Convertible Senior Notes, due 2018, net of taxes	—	1,097
Numerator for diluted (loss) earnings per common share from continuing operations available to common shareholders	(85,547)	16,178
Loss from discontinued operations, net of taxes	(108)	(131)
Numerator for diluted (loss) earnings available to common shareholders	$(85,655)	$16,047

Shares (Denominator)
Weighted-average common shares outstanding	80,815	87,342
Dilutive effect of outstanding stock options	—	7
Dilutive effect of 4.875% Convertible Senior Notes, due 2018	—	6,705
Weighted-average common and common equivalent shares outstanding	80,815	94,054

We applied the treasury stock method to measure the dilutive effect of our outstanding stock options awards and include the respective common share equivalents in the denominator of the diluted EPS computation.  For the three months ended March 31, 2009, our outstanding stock options and 4.875% Convertible Senior Notes, due 2012 (the 4.875% Notes) were anti-dilutive; therefore, they were not included in the computation of diluted EPS.  For the three months ended March 31, 2009 and 2008, our 6.0% Convertible Debentures, due 2012 (the 6.0% Debentures) were anti-dilutive and were excluded from diluted EPS and our 3.0% Notes, were excluded from our diluted EPS computation since our average stock price was less than the conversion price.  For the three months ended March 31, 2009 and 2008, outstanding SARs were excluded from our diluted EPS computation since our average stock price was less than the grant date base value of the SARs

8.              RELATED PERSON TRANSACTIONS:

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

Certain assets used by us and our operating subsidiaries are leased from Cunningham Communications, Inc., Keyser Investment Group, Gerstell Development Limited Partnership and Beaver Dam, LLC (entities owned by the controlling shareholders).  Lease payments made to these entities were $1.2 million for each of the three months ended March 31, 2009 and 2008, respectively.

In January 1999, we entered into a local marketing agreement (LMA) with Bay Television, Inc. (Bay TV), which owns the television station WTTA-TV in Tampa, Florida.  Our controlling shareholders own a substantial portion of the equity of Bay TV.  We made payments of $1.7 million and $1.9 million during the three months ended March 31, 2009 and 2008, respectively, to Bay

TV.  We received $0.1 million for each of the three months ended March 31, 2009 and 2008 from Bay TV for certain equipment leases.

We sold advertising time to and purchased vehicles and related vehicle services from Atlantic Automotive Corporation (Atlantic Automotive), a holding company which owns automobile dealerships and an automobile leasing company.  David D. Smith, our President and Chief Executive Officer, has a controlling interest in, and is a member of the Board of Directors of Atlantic Automotive.  Our stations in Baltimore, Maryland and Norfolk, Virginia received payments for advertising time totaling $0.1 million during each of the three months ended March 31, 2009 and 2008.  We paid $0.1 million and $0.3 million for vehicles and related vehicle services from Atlantic Automotive during the three months ended March 31, 2009 and 2008, respectively.

Basil A. Thomas, a member of our Board of Directors, is the father of Steven A. Thomas, a partner and founder of Thomas & Libowitz, P.A., a law firm providing legal services to us on an ongoing basis.  We paid fees of $0.2 million and $0.3 million to Thomas & Libowitz during the three months ended March 31, 2009 and 2008, respectively.

We have LMAs with Cunningham Broadcasting Corporation (Cunningham), owned by a parent of our controlling shareholders, for the benefit of her grandchildren, pursuant to which we provide programming to Cunningham to air on WTAT-TV in Charleston, South Carolina, WVAH-TV in Charleston, West Virginia, WRGT-TV in Dayton, Ohio and WMYA-TV in Anderson, South Carolina.  We made payments to Cunningham under LMA agreements of $1.7 million and $1.2 million for the three months ended March 31, 2009 and 2008, respectively.

9.              SEGMENT DATA:

During 2008, we determined we have two reportable operating segments, “broadcast” and “other operating divisions” that are disclosed separately from our corporate activities.  We have restated prior period information to reflect our new segments.  We measure segment performance based on operating income (loss).  Our broadcast segment includes stations in 35 markets located predominately in the eastern, mid-western and southern United States.  Currently, our other operating divisions segment primarily earns revenues from information technology staffing, consulting and software development; transmitter manufacturing; sign design and fabrication; regional security alarm operating and bulk acquisitions; and real estate ventures.  All of our other operating divisions are located within the United States.  Corporate costs primarily include our costs to operate as a public company and to operate our corporate headquarters location.  Corporate is not a reportable segment.  We had approximately $127.3 million and $71.0 million of intercompany loans between the broadcast segment, operating divisions segment and corporate for the three months ended March 31, 2009 and 2008, respectively.  We had $3.0 million and $1.5 million in intercompany interest expense related to intercompany loans between the broadcast segment, other operating divisions segment and corporate for the three months ended March 31, 2009 and 2008, respectively.  All other intercompany transactions are immaterial.

Financial information for our operating segments are included in the following tables for the three months ended March 31, 2009 and 2008 (in thousands):

For the three months ended March 31, 2009	Broadcast	Other Operating Divisions	Corporate	Consolidated
Revenue	$143,203	$11,535	$—	$154,738
Depreciation of property and equipment	11,218	237	478	11,933
Amortization of definite-lived intangible assets and other assets	4,770	431	—	5,201
Amortization of program contract costs and net realizable value adjustments	20,758	—	—	20,758
Impairment of goodwill, intangible and other assets	130,098	—	—	130,098
General and administrative overhead expenses	1,952	314	4,093	6,359
Operating loss	(100,315)	(1,753)	(4,639)	(106,707)
Interest expense	—	289	18,085	18,374
Loss from equity and cost method investments	—	(445)	—	(445)

For the three months ended March 31, 2008	Broadcast	Other Operating Divisions	Corporate	Consolidated
Revenue	$175,530	$11,127	$—	$186,657
Depreciation of property and equipment	9,884	187	482	10,553
Amortization of definite-lived intangible assets and other assets	4,211	328	—	4,539
Amortization of program contract costs and net realizable value adjustments	19,709	—	—	19,709
General and administrative overhead expenses	1,985	314	4,422	6,721
Operating income (loss)	52,902	(821)	(5,863)	46,218
Interest expense	—	235	22,433	22,668
Income from equity and cost method investments	—	695	—	695

10.       CONDENSED CONSOLIDATING FINANCIAL STATEMENTS:

Sinclair Television Group, Inc. (STG), a wholly-owned subsidiary of Sinclair Broadcast Group, Inc. (SBG), is the primary obligor under our existing Bank Credit Agreement, as amended and the 8.0% Senior Subordinated Notes, due 2012 (the 8.0% Notes).  Our Class A Common Stock, Class B Common Stock, the 6.0% Debentures, the 4.875% Notes and the 3.0% Notes remain obligations or securities of SBG and are not obligations or securities of STG.

SBG, KDSM, LLC, a wholly-owned subsidiary of SBG, and STG’s wholly-owned subsidiaries (guarantor subsidiaries), have fully and unconditionally guaranteed all of STG’s obligations.  Those guarantees are joint and several.  There are certain contractual restrictions on the ability of SBG, STG or KDSM, LLC to obtain funds from their subsidiaries in the form of dividends or loans.

The following condensed consolidating financial statements present the consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows of SBG, STG, KDSM, LLC and the guarantor subsidiaries, the direct and indirect non-guarantor subsidiaries of SBG and the eliminations necessary to arrive at our information on a consolidated basis.  These statements are presented in accordance with the disclosure requirements under SEC Regulation S-X, Rule 3-10.

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MARCH 31, 2009

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Cash	$—	$3,518	$735	$6,979	$—	$11,232
Accounts and other receivables	5,183	107	88,008	6,841	(5,333)	94,806
Other current assets	551	823	56,071	6,180	(783)	62,842
Total current assets	5,734	4,448	144,814	20,000	(6,116)	168,880

Property and equipment, net	13,196	1,758	214,391	99,127	(11,109)	317,363

Investment in consolidated subsidiaries	347,794	824,598	—	—	(1,172,392)	—
Other long-term assets	71,230	177,417	31,067	69,872	(239,840)	109,746
Total other long-term assets	419,024	1,002,015	31,067	69,872	(1,412,232)	109,746

Acquired intangible assets	—	—	971,197	49,520	9,558	1,030,275

Total assets	$437,954	$1,008,221	$1,361,469	$238,519	$(1,419,899)	$1,626,264

Accounts payable and accrued liabilities	$6,387	$5,177	$31,451	$60,888	$(46,520)	$57,383
Current portion of long-term debt	951	29,063	2,454	37,936	(890)	69,514
Other current liabilities	—	—	87,670	632	—	88,302
Total current liabilities	7,338	34,240	121,575	99,456	(47,410)	215,199

Long-term debt	560,314	628,182	54,435	151,453	(131,100)	1,263,284
Other liabilities	28,741	1,370	360,641	4,602	(95,955)	299,399
Total liabilities	596,393	663,792	536,651	255,511	(274,465)	1,777,882

Common stock	795	—	10	761	(771)	795
Additional paid-in capital	604,638	614,361	784,636	135,742	(1,534,740)	604,637
Accumulated (deficit) earnings	(763,837)	(267,839)	41,486	(149,255)	375,608	(763,837)
Other comprehensive loss	(35)	(2,093)	(1,314)	(4,240)	4,240	(3,442)
Total Sinclair Broadcast Group (deficit) equity	(158,439)	344,429	824,818	(16,992)	(1,155,663)	(161,847)
Noncontrolling interest in consolidated subsidiaries	—	—	—	—	10,229	10,229
Total liabilities and equity (deficit)	$437,954	$1,008,221	$1,361,469	$238,519	$(1,419,899)	$1,626,264

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2008

(in thousands) (Unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Cash	$—	$9,649	$227	$6,594	$—	$16,470
Accounts and other receivables	4,719	135	100,272	9,658	(5,009)	109,775
Other current assets	741	1,419	68,728	6,827	(835)	76,880
Total current assets	5,460	11,203	169,227	23,079	(5,844)	203,125

Property and equipment, net	13,676	1,565	234,851	98,013	(11,141)	336,964

Investment in consolidated subsidiaries	548,021	950,503	—	—	(1,498,524)	—
Other long-term assets	60,474	171,238	37,059	71,433	(226,239)	113,965
Total other long-term assets	608,495	1,121,741	37,059	71,433	(1,724,763)	113,965

Acquired intangible assets	—	—	1,111,616	51,208	(471)	1,162,353

Total assets	$627,631	$1,134,509	$1,552,753	$243,733	$(1,742,219)	$1,816,407

Accounts payable and accrued liabilities	$22,581	$10,297	$39,725	$57,556	$(45,758)	$84,401
Current portion of long-term debt	3,550	26,250	2,479	38,462	(830)	69,911
Other current liabilities	—	—	93,372	651	—	94,023
Total current liabilities	26,131	36,547	135,576	96,669	(46,588)	248,335

Long-term debt	604,568	602,027	67,839	140,775	(122,842)	1,292,367
Other liabilities	23,767	537	398,474	4,908	(93,281)	334,405
Total liabilities	654,466	639,111	601,889	242,352	(262,711)	1,875,107

Common stock	810	—	10	761	(771)	810
Additional paid-in capital	605,864	677,142	821,336	140,694	(1,639,171)	605,865
Accumulated (deficit) earnings	(633,509)	(179,617)	130,886	(136,816)	140,874	(678,182)
Other comprehensive loss	—	(2,127)	(1,368)	(3,258)	3,258	(3,495)
Total Sinclair Broadcast Group (deficit) equity	(26,835)	495,398	950,864	1,381	(1,495,810)	(75,002)
Noncontrolling interest in consolidated subsidiaries	—	—	—	—	16,302	16,302
Total liabilities and equity (deficit)	$627,631	$1,134,509	$1,552,753	$243,733	$(1,742,219)	$1,816,407

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2009

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Net revenue	$—	$—	$143,494	$13,664	$(2,420)	$154,738

Program and production	—	173	36,778	64	(2,072)	34,943
Selling, general and administrative	4,173	1,998	29,817	1,368	(87)	37,269
Depreciation, amortization and other operating expenses	479	88	181,016	17,922	(10,272)	189,233
Total operating expenses	4,652	2,259	247,611	19,354	(12,431)	261,445

Operating loss	(4,652)	(2,259)	(104,117)	(5,690)	10,011	(106,707)

Equity in earnings of consolidated subsidiaries	(88,811)	(89,787)	—	—	178,598	—
Interest income	241	2,754	—	253	(3,222)	26
Interest expense	(10,155)	(6,176)	(1,603)	(3,964)	3,524	(18,374)
Other income (expense)	19,574	5,503	(5,250)	(518)	(93)	19,216
Total other income (expense)	(79,151)	(87,706)	(6,853)	(4,229)	178,807	868

Income tax benefit	(1,745)	1,167	21,703	(2,325)	—	18,800
Income from discontinued operations, net of taxes	(108)	—	—	—	—	(108)
Net loss	(85,656)	(88,798)	(89,267)	(12,244)	188,818	(87,147)
Net income attributable to the noncontrolling interest	—	—	—	—	1,492	1,492
Net income (loss) attributable to Sinclair Broadcast Group	$(85,656)	$(88,798)	$(89,267)	$(12,244)	$190,310	$(85,655)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2008

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Net revenue	$—	$—	$176,165	$13,314	$(2,822)	$186,657

Program and production	—	248	40,753	29	(2,175)	38,855
Selling, general and administrative	4,566	1,805	33,909	1,103	(51)	41,332
Depreciation, amortization and other operating expenses	482	110	46,937	13,091	(368)	60,252
Total operating expenses	5,048	2,163	121,599	14,223	(2,594)	140,439

Operating (loss) income	(5,048)	(2,163)	54,566	(909)	(228)	46,218

Equity in earnings of consolidated subsidiaries	24,586	28,857	—	—	(53,443)	—
Interest income	286	1,324	6	27	(1,462)	181
Interest expense	(10,853)	(9,294)	(1,714)	(2,796)	1,989	(22,668)
Other income (expense)	1,413	5,868	(4,997)	(155)	(311)	1,818
Total other income (expense)	15,432	26,755	(6,705)	(2,924)	(53,227)	(20,669)

Income tax benefit (provision)	4,944	1,946	(18,600)	1,247	—	(10,463)
Income from discontinued operations, net of taxes	(131)	—	—	—	—	(131)
Net income (loss)	15,197	26,538	29,261	(2,586)	(53,455)	14,955
Net income attributable to the noncontrolling interest	—	—	—	—	(5)	(5)
Net income (loss) attributable to Sinclair Broadcast Group	$15,197	$26,538	$29,261	$(2,586)	$(53,460)	$14,950

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2009

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES	$(10,796)	$(3,719)	$41,118	$(2,098)	$(733)	$23,772
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	—	(318)	(700)	(1,814)	—	(2,832)
Purchase of alarm monitoring contracts	—	—	—	(3,221)	—	(3,221)
Distributions from investments	—	—	—	1,197	—	1,197
Investments in equity and cost method investees	(1,128)	—	—	(3,568)	—	(4,696)
Proceeds from sale of assets	—	—	28	—	—	28
Loans to affiliates	(41)	—	—	—	—	(41)
Proceeds from loans to affiliates	42	—	—	—	—	42
Net cash flows used in investing activities	(1,127)	(318)	(672)	(7,406)	—	(9,523)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	—	81,500	—	7,584	—	89,084
Repayments of notes payable, commercial bank financing and capital leases	(30,505)	(52,227)	(99)	(5,749)	—	(88,580)
Purchase of noncontrolling interest	—	—	—	(2,000)	—	(2,000)
Repurchase of Class A Common Stock	(1,454)	—	—	—	—	(1,454)
Dividends paid on Class A and Class B Common Stock	(16,193)	—	—	—	155	(16,038)
Payments for deferred financing costs	—	—	—	(17)	—	(17)
Contributions from noncontrolling interest	—	—	—	226	—	226
Repayments of notes and capital leases to affiliates	(157)	—	(551)	—	—	(708)
Increase (decrease) in intercompany payables	60,232	(31,367)	(39,288)	9,845	578	—
Net cash flows from (used in) financing activities	11,923	(2,094)	(39,938)	9,889	733	(19,487)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(6,131)	508	385	—	(5,238)
CASH AND CASH EQUIVALENTS, beginning of period	—	9,649	227	6,594	—	16,470
CASH AND CASH EQUIVALENTS, end of period	$—	$3,518	$735	$6,979	$—	$11,232

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2008

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES	$(7,217)	$(3,406)	$57,275	$34	$1,354	$48,040
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(38)	(177)	(5,317)	(373)	—	(5,905)
Consolidation of variable interest entity	—	—	—	2,186	—	2,186
Purchase of alarm monitoring contracts	—	—	—	(914)	—	(914)
Payments for acquisition of television stations	—	(17,033)	—	—	—	(17,033)
Payment for acquisition of other operating divisions’ companies	—	—	—	(34,433)	—	(34,433)
Investments in equity and cost method investees	(6,000)	—	—	(2,200)	—	(8,200)
Distributions from investments	860	—	—	—	—	860
Proceeds from sale of assets	3	—	126	—	—	129
Loans to affiliates	(112)	—	—	—	—	(112)
Proceeds from loans to affiliates	41	—	—	—	—	41
Net cash flows used in investing activities	(5,246)	(17,210)	(5,191)	(35,734)	—	(63,381)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	—	78,000	—	1,511	—	79,511
Repayments of notes payable, commercial bank financing and capital leases	(54)	(59,674)	(49)	(4,704)	—	(64,481)
Dividends paid on Class A and Class B Common Stock	(15,294)	—	—	—	155	(15,139)
Payments for deferred financing costs	—	—	—	(7)	—	(7)
Proceeds from derivative terminations	—	8,001	—	—	—	8,001
Repayments of notes and capital leases to affiliates	(303)	—	(627)	—	—	(930)
Increase (decrease) in intercompany payables	28,114	(17,055)	(51,372)	41,822	(1,509)	—
Net cash flows from (used in) financing activities	12,463	9,272	(52,048)	38,622	(1,354)	6,955

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(11,344)	36	2,922	—	(8,386)
CASH AND CASH EQUIVALENTS, beginning of period	—	14,478	2,599	3,903	—	20,980
CASH AND CASH EQUIVALENTS, end of period	$—	$3,134	$2,635	$6,825	$—	$12,594

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report includes or incorporates forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended and the U.S. Private Securities Litigation Reform Act of 1995.  We have based these forward-looking statements on our current expectations and projections about future events.  These forward-looking statements are subject to risks, uncertainties and assumptions about us, including, among other things, the following risks:

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

•                  our ability to maintain our affiliation agreements with our networks and at renewal, such as with our ABC agreement which expires December 31, 2009, to successfully negotiate these agreements with favorable terms;

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

Other matters set forth in this report and our other reports filed with the SEC, including the Risk Factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2008 may also cause actual results in the future to differ materially from those described in the forward-looking statements.  We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this report might not occur.

The following table sets forth certain operating data for the three months ended March 31, 2009 and 2008:

STATEMENTS OF OPERATIONS DATA

(in thousands, except for per share data) (Unaudited)

	Three Months Ended March 31,
	2009	2008
Statement of Operations Data:
Net broadcast revenues (a)	$131,305	$160,892
Revenues realized from station barter arrangements	11,898	14,638
Other operating divisions revenues	11,535	11,127
Total revenues	154,738	186,657

Station production expenses	34,943	38,855
Station selling, general and administrative expenses	30,910	34,611
Expenses recognized from station barter arrangements	10,228	13,517
Amortization of program contract costs and net realizable value adjustments	20,758	19,709
Depreciation and amortization expenses (b)	17,134	15,092
Other operating divisions expenses	12,251	11,934
Corporate general and administrative expenses	6,359	6,721
Gain on asset exchange	(1,236)	—
Impairment of goodwill and broadcast licenses	130,098	—
Operating (loss) income	(106,707)	46,218

Interest expense and amortization of debt discount and deferred financing costs	(18,374)	(22,668)
Interest income	26	181
Gain from sale of assets	27	38
Gain (loss) from extinguishment of debt	18,986	(286)
Gain from derivative instruments	—	999
(Loss) income from equity and cost method investees	(445)	695
Other income, net	648	372
(Loss) income from continuing operations before income taxes	(105,839)	25,549
Income tax benefit (provision)	18,800	(10,463)
(Loss) income from continuing operations	(87,039)	15,086

Discontinued Operations:
Loss from discontinued operations, net of related income taxes	(108)	(131)
Net (loss) income	$(87,147)	$14,955
Net loss (income) attributable to the noncontrolling interest	1,492	(5)
Net (loss) income attributable to Sinclair Broadcast Group	$(85,655)	$14,950

Basic and Diluted (Loss) Earnings Per Common Share Attributable to Sinclair Broadcast Group:
(Loss) earnings per share from continuing operations	$(1.06)	$0.17
Earnings per share from discontinued operations	$—	$—
(Loss) earnings per share	$(1.06)	$0.17
Dividends declared per share	$—	$0.20

Balance Sheet Data:	March 31, 2009	December 31, 2008

Cash and cash equivalents	$11,232	$16,470
Total assets	$1,626,264	$1,816,407
Total debt (c)	$1,332,798	$1,362,278
Total equity (deficit)	$(151,618)	$(58,700)

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

Executive Overview — financial highlights since December 31, 2008;

Recent Accounting Pronouncements — a description of new accounting pronouncements that apply to us;

Results of Operations — an analysis of our revenues and expenses for the three months ended March 31, 2009 and 2008, including comparisons between quarters and expectations for the three months ended June 30, 2009; and

Liquidity and Capital Resources — an analysis of our cash flows from or used in operating activities, investing activities and financing activities and an update of our debt repurchases during the quarter.

EXECUTIVE OVERVIEW

First Quarter 2009 Highlights

•                  On February 4, 2009, Congress passed the “DTV Delay Act” that extends the date for the completion of the DTV transition from February 17, 2009 to June 12, 2009.  Pursuant to the rules and with the consent of the FCC all but 12 of our stations ceased analog operations on the original February 17, 2009 dates;

•                  On February 11, 2009, we suspended our quarterly dividend;

•                  On March 3, 2009, we received notice from MyNetworkTV that they were terminating each of our affiliation agreements effective September 26, 2009; on March 25, 2009, we entered into a one year agreement with a party related to MyNetworkTV to provide our MyNetworkTV stations with programming effective September 28, 2009;

•                  We recorded $69.5 million and $60.6 million related to our impairment of goodwill and broadcast licenses, respectively;

•                  We made an add-on cash investment of $3.3 million in one of our real estate ventures and $1.1 million in private investment funds;

•                  We repurchased, in the open market, $50.7 million face value of our 3.0% Notes for $30.0 million and $1.0 million face value of the 6.0% Debentures for $0.5 million;

•                  We repurchased 1.5 million shares of Class A Common Stock for $1.5 million, including transaction costs; and

•                  Excluding political, local revenues decreased 17.4% and national revenues decreased 28.7% in the first quarter 2009 versus the first quarter 2008, as current negative financial and economic conditions have severely impacted advertising spending levels.  However, production, selling and general and administrative expenses combined have decreased 10.0% over the same period primarily as a result of our cost control initiatives.

Other Highlights

•                  On April 28, 2009 the Supreme Court overturned a decision of the U.S. Court of Appeals for the Second Circuit and held that the FCC’s indecency policy regarding “fleeting expletives” was not arbitrary and capricious.  However, the Supreme Court did not rule on whether or not the FCC’s “fleeting expletives” policy violated the First Amendment, and remanded the case to the Second Circuit to rule on the constitutional issue; and

•                  As of the filing date, in second quarter 2009, we made an add-on cash investment of $0.6 million in various real estate ventures.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (FAS) No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51 (FAS 160).  This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity.  The amount of net income attributable to the noncontrolling interest is included in consolidated net income on the face of the statement of operations.  Changes in a parent’s ownership interest that result in deconsolidation of a subsidiary will result in the recognition of a gain or loss in net income when the subsidiary is deconsolidated.  FAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.  This statement is effective for fiscals years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  We applied the requirements of FAS 160 to our consolidated financial statements resulting in a change to the presentation of (income) loss attributable to noncontrolling interest and net income (loss) attributable to Sinclair Broadcast Group on the face of the income statement for the quarters ended March 31, 2008 and 2009.  We also reclassified minority interest in consolidated entities at December 31, 2008 and March 31, 2009 to the equity (deficit) section of the balance sheet and renamed it noncontrolling interest.

In May 2008, the FASB issued FASB Staff Position (FSP) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement).  This FSP requires issuers of convertible debt instruments that may be settled in cash upon conversion to account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  Issuers were required to determine the carrying value of just the liability portion of the debt by measuring the fair value of a similar liability (including any embedded features other than the conversion option) that does not have an associated equity component.  The excess of the initial proceeds received from the debt issuance and the fair value of the liability component are recorded as a debt discount with the offset recorded to equity.  The discount is amortized to interest expense using the interest method over the life of a similar liability that does not have an associated equity component.  Transaction costs incurred with third parties shall be allocated between the liability and equity components in proportion to the allocation of proceeds and accounted for as debt issuance costs and equity issuance costs, respectively, with the debt issuance costs amortized to interest expense.  This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  In 2009, we recorded the impact of this statement retrospectively by recording additional interest expense on our 3.0% Convertible Senior Notes, due 2027 (the 3.0% Notes) related to the amortization of the debt discount and deferred financing costs of approximately $2.5 million for the three months ended March 31, 2008.  As of December 31, 2008 accumulated deficit increased, net of taxes, $8.8 million and additional paid in capital increased $17.5 million as a result of the retrospective impact of this statement.  In addition, the adjusted net income attributable to Sinclair Broadcast Group for the three months ended March 31, 2008 decreased $1.5 million with a resulting decrease to earnings per share of $0.02.  For the three months ended March 31, 2009 this FSP increased our net loss attributable to Sinclair Broadcast Group approximately $2.4 million resulting in an approximate increase to loss per share of $0.03.  For further disclosure on the effect of the application of this standard see Note 5. Notes Payable and Commercial Bank Financing.

In March 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies.  This FSP requires that an asset or liability arising from a contingency in a business combination be recognized at fair value if fair value can be reasonably determined.  If the fair value cannot be reasonably determined, the asset or liability should be accounted for in accordance with FASB Statement No. 5, Accounting for Contingencies and FASB Interpretation (FIN) No. 14, Reasonable Estimation of the Amount of a Loss.  This FSP requires that assets and liabilities arising from contingencies be subsequently measured and accounted for using a systematic and rational basis depending on their nature.  This FSP is effective for acquisitions that occur on January 1, 2009 or later.  We did not make any acquisitions in the quarter ended March 31, 2009.  This FSP could have a material effect on our consolidated financial statements if we make future acquisitions.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of an Intangible Asset. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142, Goodwill and Other Intangible Assets (FAS 142).  This guidance applies to (1) intangible assets that are acquired individually or with a group of other assets and (2) intangible assets acquired in both business combinations and asset acquisitions. Historical experience renewing or extending similar arrangements or in the absence of such experience, assumptions that market participants would use about renewal or extension adjusted for entity specific factors mentioned in FAS 142 should be considered.   This FSP includes expanded disclosure requirements that enable users of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement.  This FSP is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.  The guidance for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date.  The disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date.  This FSP could have a material effect on our consolidated financial statements if we make future acquisitions.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that Are Not Orderly.  This FSP identifies the factors that a reporting entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability when compared with normal market activity for the asset or liability and factors to consider related to whether a transaction is orderly. When there has been a significant decrease in the volume of activity or the transaction is not orderly, a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with FASB Statement No. 157, Fair Value Measurements.  This FSP is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  We do not believe that this FSP will have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments.  This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, and APB Opinion No. 28, Interim Financial Reporting, to require fair value disclosures of financial instruments in interim and annual financial statements.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  In periods after the initial adoption, this FSP requires comparative disclosures only for periods ending subsequent to the initial adoption.  We are currently evaluating the impact of this FSP on our consolidated financial statements.

RESULTS OF OPERATIONS

In general, this discussion is related to the results of our continuing operations, except for discussions regarding our cash flows, which also include the results of our discontinued operations.  Unless otherwise indicated, references in this discussion and analysis to the first quarter of 2009 and 2008 refer to the three months ended March 31, 2009 and 2008, respectively.  Additionally, any references to the second, third or fourth quarter are to the three months ended June 30, September 30 and December 31, respectively, for the year being discussed.  During 2008, we determined we have two reportable segments, “broadcast” and “other operating divisions” that are disclosed separately from our corporate activities.  We have restated prior period information to reflect our new segments.

BROADCAST SEGMENT

Revenue

The following table presents our revenues from continuing operations, net of agency commissions, for the three months ended March 31, 2009 and 2008 (in millions):

	For the Three Months Ended March 31,
	2009	2008	Percent Change
Local revenues:
Non-political (a)	$77.9	$94.3	(17.4)%
Political	0.1	1.2	(b )
Total local	78.0	95.5	(18.3)%

National revenues:
Non-political	32.5	45.6	(28.7)%
Political	0.2	2.0	(b )
Total national	32.7	47.6	(31.3)%

Other revenues	20.6	17.8	15.7%
Total net broadcast revenues	$131.3	$160.9	(18.4)%

(a)                                  Revenue of $5.2 million and $6.2 million in 2009 and 2008, respectively, generated from our retransmission consent agreements are categorized as local/regional advertising.

(b)                                 Political revenue is not comparable from year to year due to cyclicality of elections.  See Political Revenues below for more information.

Net broadcast revenues.   From a revenue category standpoint, the first quarter 2009, when compared to the same period in 2008, was impacted by decreases in advertising revenues generated from the automotive, services, political, movies and fast food sectors.  These decreases were partially offset by an increase in the travel/leisure and food-grocery/other sectors.  Services was down 19.2% and represented our largest category at 16.7% of the quarters net time sales.  Automotive which typically is our largest category represented 13.7% of the quarter’s net time sales and was down 46.3%.

The following table presents our time sales revenue from continuing operations, net of agency commissions, by network affiliates for the three months ended March 31, 2009 and 2008 (dollars in millions):

		Percent of Sales for the
	# of	three months ended	For the three months ended March 31,		Percent
	Stations	March 31, 2009	2009	2008	Change
FOX	20	46.4%	$51.4	$68.6	(25.1)%
MyNetworkTV	17	19.5%	21.6	25.6	(15.6)%
ABC	9	17.8%	19.7	26.2	(24.8)%
The CW	9	13.2%	14.6	18.7	(21.9)%
CBS	2	2.3%	2.5	2.9	(13.8)%
NBC	1	0.7%	0.8	1.0	(20.0)%
Digital (a)	4	0.1%	0.1	0.1	—%
Total	62		$110.7	$143.1	(22.6)%

(a)                                  Three television stations are broadcasting MyNetworkTV programming and one television station is broadcasting independent programming on a second digital signal in accordance with FCC rules.

Political Revenues.  Political revenues decreased by $2.9 million to $0.3 million for the first quarter 2009 when compared to the same period in 2008.  Political revenues are typically lower in non-election years such as 2009 and were especially robust in 2008 because of the presidential election.

Local Revenues.  Our revenues from local advertisers, excluding political revenues, were down $16.4 million for the three months ended March 31, 2009 when compared to 2008.  This decrease was primarily due to current negative financial and economic conditions which have impeded advertising spending levels.  $4.9 million of the decrease was due to the change in networks for the Super Bowl programming from FOX to NBC.

National Revenues.  Our revenues from national advertisers, excluding political revenues were down $13.1 million for the three months ended March 31, 2009 when compared to 2008.  This decrease was due to current negative financial and economic conditions which have impeded advertising spending levels.  Over the past few years national revenues have trended downward.  We believe this trend represents a shift in the way national advertising dollars are being spent and we believe this trend will continue in the future.  Advertisers in major categories are shifting significant portions of their advertising budgets away from spot television into non-traditional media, in-store promotions and product placement in network shows.  Automotive decreases are due to automotive companies reducing advertising budgets as a result of the extreme detrimental market conditions in their industry and shifting advertising to specific markets.  We expect this trend to continue throughout 2009.

Other Revenues.   Our other revenues consist primarily of revenues from retransmission consent agreements with MVPDs, network compensation, production revenues and revenues from our outsourcing agreements.  The increase in other revenue is primarily attributable to growth in our retransmission revenues.  Our retransmission consent agreements, including the advertising component, generated $21.1 million in total broadcast revenues during the first quarter 2009 compared with $19.6 million during the same period in 2008.

Expenses

The following table presents our significant expense categories in our broadcast segment for the three months ended March 31, 2009 and 2008 (in millions):

	For the Three Months Ended March 31,
	2009	2008	Percent Change (Increase/(Decrease))

Station production expenses	$34.9	$38.9	(10.3)%
Station selling, general and administrative expenses	$30.9	$34.6	(10.7)%
Amortization of program contract costs and net realizable value adjustments	$20.8	$19.7	5.6%
Corporate general and administrative expenses	$2.0	$2.0	—%
Gain on asset exchange	$1.2	$—	100.0%
Impairment of goodwill, intangible and other assets	$130.1	$—	100.0%

Station production expenses.  Station production expenses decreased during the first quarter 2009 compared to the same period in 2008, due to decreases in promotion expenses of $2.5 million, compensation expenses of $1.4 million, production expenses of $0.2 million, engineering expenses of $0.2 million and miscellaneous expenses of $0.1 million.  These decreases were partially offset by an increase in news expense of $0.3 million and LMAs and outsourcing agreements of $0.1 million.

Station selling, general and administrative expenses.  Station selling, general and administrative expenses decreased during the first quarter 2009 compared to same period in 2008, due to decreases in local commissions of $2.1 million, national sales representative commission costs of $1.0 million, sales expenses of $0.5 million and compensation expenses of $0.3 million, partially offset by an increase in other general and administrative expenses of $0.2 million.

In general, our compensation and compensation-like costs have decreased due to our cost control initiatives which included a reduction in staffing levels.

We expect second quarter 2009 station production and station selling, general and administrative expenses, excluding barter, to trend lower than our first quarter 2009 results.

Amortization of program contract costs and net realizable value adjustments.  The amortization of program contract costs increased during the first quarter 2009 compared to the same period in 2008 due to an increase of $2.4 million in program amortization partially offset by a decrease of $1.3 million in write-downs of our program contract costs.  In 2008, program contract cost write-downs were $1.6 million compared with $0.3 million in 2009.  We expect program contract amortization to trend higher in second quarter 2009 compared to first quarter 2009.

Corporate general and administrative expenses.  Corporate general and administrative expenses allocated to the broadcast segment include, among other things, corporate departmental compensation expenses, health and other insurance, rent, communication, consulting fees, legal fees and strategic development initiatives.  Broadcast segment departments include finance, technology, sales, engineering, operations and purchasing.

Corporate general and administrative expenses remained constant in the first quarter 2009 when compared to the same period in 2008.  A decrease in compensation expenses including stock based awards of $0.5 million and other expenses of $0.2 million were offset by increases in insurance costs of $0.7 million.

We expect corporate overhead expenses to increase in second quarter 2009 compared to first quarter 2009.

Gain on asset exchange.  During first quarter 2009, we recognized a non-cash gain of $1.2 million from the exchange of equipment under agreements with Sprint Nextel Corporation.

Impairment of goodwill, broadcast licenses and other assets.  Due to the severity of the economic downturn and the decrease of our market capitalization in first quarter 2009, we tested our goodwill and broadcast licenses for impairment.  See Note 4. Goodwill, Broadcast Licenses and Other Intangible Assets, in the Notes to our Consolidated Financial Statements.  In first quarter 2009, we recorded an impairment of $69.5 million and $60.6 million related to our goodwill and broadcast licenses, respectively.

OTHER OPERATING DIVISIONS SEGMENT

The following table presents our other operating divisions segment revenue and expenses related to G1440 Holdings, Inc. (G1440), an information technology staffing, consulting and software development company, Acrodyne Communications, Inc. (Acrodyne), a manufacturer of television transmissions systems, Triangle Signs & Services, LLC. (Triangle), a sign designer and fabricator, Alarm Funding Associates, LLC. (Alarm Funding), a regional security alarm operating and bulk acquisition company and real estate ventures for the three months ended March 31, 2009 and 2008 (in millions):

	For the Three Months Ended March 31,
	2009	2008	Percent Change (Increase/(Decrease))
Revenues:
G1440	$1.7	$2.8	(39.3)%
Acrodyne	$1.7	$0.7	142.9%
Triangle	$6.0	$6.7	(10.4)%
Alarm Funding	$1.2	$0.5	140.0%
Real Estate Ventures	$0.9	$0.4	125.0%

Expenses: (a)
G1440	$1.8	$2.9	(37.9)%
Acrodyne	$1.8	$1.2	50.0%
Triangle	$6.1	$6.1	—%
Alarm Funding	$1.1	$0.7	57.1%
Real Estate Ventures	$2.2	$1.8	22.2%

(a)                                  Comprises total expenses of the entity including other operating divisions expenses, depreciation and amortization and applicable other income (expense) items such as interest expense.

G1440 and Acrodyne continue to have operating losses or near breakeven results due to a decline in demand for their products or services.  G1440 primarily generates revenues from staffing and software that supports the home building industry which both have shown decreases in demand due to the soft job market and the deterioration of the real estate market.

Increases in revenues and expenses in the first quarter 2009 compared to the same period in 2008 for Alarm Funding are primarily due to the acquisition of new alarm monitoring contracts.  Decreases in revenues in 2009 compared to 2008 for Triangle are primarily due to a decline in order volume related to a decrease in expansion and merger activity due to the economic downturn.

Increases in consolidated real estate ventures revenue and expenses in the first quarter 2009 compared to the same period in 2008 are primarily due to acquisitions of new ventures subsequent to March 31, 2008.

Due to the continued weakening of the real estate market, we have seen a delay in revenue growth from both our consolidated and unconsolidated (noted below) real estate ventures.

(Loss) Income from Equity and Cost Method Investments.  Results of our equity and cost method investments in private investment funds and real estate ventures are included in (loss) income from equity and cost method investments in our consolidated statements of operations.  During the first quarter 2009, we recorded a loss of $0.4 million primarily related to certain real estate ventures.  During the first quarter 2008, we recorded income of $0.8 million related to certain private investment funds offset by a loss of $0.1 million related to our real estate ventures.

CORPORATE AND UNALLOCATED EXPENSES

	For the Three Months Ended March 31,
	2009	2008	Percent Change (Increase/(Decrease))

Corporate general and administrative expenses	$4.1	$4.4	(6.8)%
Interest expense	$18.1	$22.5	(19.6)%
Gain (loss) from extinguishment of debt	$19.0	$(0.3)	6,433.0%
Gain from derivative instruments	$—	$1.0	(100.0)%
Income tax benefit (provision)	$18.8	$(10.5)	279.0%

Corporate general and administrative expenses. Unallocated corporate general and administrative expenses represent the costs to operate our corporate headquarters location.  Corporate departments include executive, treasury, accounting, human resources, corporate relations and legal.

Corporate general and administrative expenses decreased in the first quarter 2009 when compared to the same period in 2008 due to a decrease in compensation expense of $0.4 million and building rent expense of $0.1 million.  These decreases were partially offset by an increase in professional fees and other general and administrative costs of $0.2 million.  We expect corporate overhead expenses to increase in second quarter 2009 compared to first quarter 2009.

Interest expense.  Interest expense has been decreasing since 2004, primarily due to refinancings we have undertaken.  The decrease during the first quarter 2009 compared to the same period in 2008 is primarily due to open market repurchases of the 6.0% Debentures, the 3.0% Notes and the 8.0% Notes.  In addition, a decrease in LIBOR has lowered interest expense on our Term Loans.  We expect interest expense to increase in second quarter 2009 compared to first quarter 2009.

Gain (loss) from extinguishment of debt.  During the first quarter of 2009, we repurchased, in the open market, $50.7 million face value of the 3.0% Notes, resulting in a gain of $18.5 million from extinguishment of debt.  We also repurchased, in the open market, $1.0 million face value of the 6.0% Debentures, resulting in a gain of $0.5 million from extinguishment of debt.  During the first quarter of 2008, we repurchased, in the open market, $15.4 million face value of the 8.0% Notes, resulting in a loss of $0.3 million from extinguishment of debt.

Gain from derivative instruments.  We record gains and losses related to certain of our derivative instruments not treated as hedges in the consolidated statements of operations, as amended.  The fair value of our derivative instruments is primarily based on the anticipated future interest rate curves at the end of each period.  In March 2008, we terminated one of our interest rate swap agreements with a notional amount of $120.0 million and received a cash payment termination fee of $3.2 million from our counterparty.

Income tax (provision) benefit.  The effective tax rate for first quarter 2009 was a benefit of 18.0% as compared to a provision of 41.0% during the same period in 2008.  Due to our pre-tax loss in 2009 compared to our pre-tax income in 2008, we had a change from an income tax provision to a benefit.  The difference between the absolute value of the tax rate between 2009 and 2008 is primarily because impairments of certain indefinite-lived intangible assets recorded in 2009 are not deductible for income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2009, we had $11.2 million in cash and cash equivalent balances and negative working capital of approximately $46.4 million.  Cash generated by our operations and availability under our Revolving Credit Facility are used as our primary source of liquidity.  We anticipate that cash flow from our operations and borrowings under the Revolving Credit Facility will be sufficient to satisfy our debt service obligations, capital expenditure requirements, certain committed strategic investments and working capital needs.  As of March 31, 2009, we had drawn $120.5 million on our Revolving Credit Facility and $48.1 million of current borrowing capacity was available.

We filed a $500.0 million universal shelf registration statement with the SEC which became effective April 22, 2009.  We may use the universal shelf registration statement to issue common and preferred equity, debt securities and securities convertible into equity.

Currently we are exploring alternative solutions relative to the potential put to us by the holders of our 3.0% Notes and 4.875% Notes in May 2010 and January 2011, respectively.  We intend to seek to initiate discussions regarding possible alternatives with holders of these notes.  However, there is no assurance that such discussions will produce any alternative solutions and we may not be able to refinance or extinguish these notes by the respective put dates.  As of March 31, 2009, the face values of our 3.0% Notes and 4.875% Notes were $294.3 million and $143.5 million, respectively.

Sources and Uses of Cash

The following table sets forth our cash flows for the three months ended March 31, 2009 and 2008 (in millions):

	For the Three Months Ended March 31,
	2009	2008
Net cash flows from operating activities	$23.8	$48.0

Cash flows from (used in) investing activities:
Acquisition of property and equipment	$(2.8)	$(5.9)
Payments for acquisition of television stations	—	(17.0)
Consolidation of variable interest entity	—	2.2
Payments for acquisitions of other operating divisions companies	—	(34.4)
Purchase of alarm monitoring contracts	(3.2)	(0.9)
Investments in equity and cost method investees	(4.7)	(8.2)
Other	1.2	0.8
Net cash flows used in investing activities	$(9.5)	$(63.4)

Net cash flows (used in) from financing activities:
Proceeds from notes payable, commercial bank financing and capital leases	$89.1	$79.5
Repayments of notes payable, commercial bank financing and capital leases	(88.6)	(64.5)
Repurchase of Class A Common Stock	(1.5)	—
Dividends paid on Class A and Class B Common Stock	(16.0)	(15.1)
Proceeds from derivative terminations	—	8.0
Purchase of noncontrolling interest	(2.0)	—
Contributions to noncontrolling interest, net of distributions	0.2	—
Repayments of notes and capital leases to affiliates	(0.7)	(0.9)
Net cash flows (used in) from financing activities	$(19.5)	$7.0

Operating Activities

Net cash flows from operating activities decreased during the first quarter 2009 compared to the same period in 2008.  During 2009, we received $24.6 million less in cash receipts from customers, net of cash payments to vendors and other working capital cash activities, $0.1 million less in distributions from equity and cost method investees and paid $2.8 million more in program payments.  These amounts were partially offset by $3.3 million less in interest paid.

We expect program payments to decrease in the second quarter 2009 compared to the first quarter 2009.

Investing Activities

Net cash flows used in investing activities decreased during the first quarter 2009 compared to the same period in 2008, as we focused our cash use towards debt and stock redemptions instead of new investment opportunities.  During the first quarter 2009, we paid $34.4 million less for the purchase of other operating divisions companies.  Our first quarter 2008 activity related to our acquisition of Bay Creek South, LLC.  We had no television station acquisitions during first quarter 2009 compared to a $17.0 million acquisition for KFXA-TV in Cedar Rapids, Iowa in 2008.  We made $3.5 million less in equity investments and decreased our capital expenditures by $3.1 million.  These amounts were partially offset by an increase in the purchase of alarm monitoring contracts of $2.3 million.

For second quarter 2009, we anticipate incurring higher capital expenditures than incurred in the first quarter.  We expect to fund such capital expenditures with cash generated from operating activities and borrowings under our Revolving Credit Facility.

Financing Activities

Net cash flows used in financing activities increased in the first quarter of 2009 compared to the same period in 2008.  Our debt issuances, net of debt repayments to non-affiliates in first quarter 2009, were $0.5 million compared to $15.0 million in first quarter

2008.  In addition, we paid $1.5 million more for the repurchase of our Class A Common Stock and made $0.9 million more in payments for common stock dividends during the first quarter 2009 as compared to the first quarter 2008.  Finally, during first quarter of 2008, we received $8.0 million in proceeds from derivative termination fees compared with none in first quarter 2009.

On February 11, 2009, the Board of Directors suspended the quarterly dividend due to the current negative economic climate.

Seasonality/Cyclicality

Our operating results are usually subject to seasonal fluctuations.  Usually, the second and fourth quarter operating results are higher than the first and third quarters because advertising expenditures are increased in anticipation of certain seasonal and holiday spending by consumers.  The current negative financial and economic conditions may affect the usual seasonal fluctuations.

Our operating results are usually subject to fluctuations from political advertising.  In even years, political spending is usually significantly higher than in odd years due to advertising expenditures preceding local and national elections.  Additionally, every four years, political spending is elevated further due to advertising expenditures preceding the presidential election.

CONTRACTUAL CASH OBLIGATIONS

During first quarter 2009, we repurchased, in the open market $50.7 million face value of the 3.0% Notes for $30.0 million and
$1.0 million face value of the 6.0% Debentures for $0.5 million.  From time to time, we may repurchase additional outstanding debt on the open market.  As of March 31, 2009, the face amount of the 3.0% Notes and 6.0% Debentures was $294.3 million and $134.1 million, respectively.

There were no other material changes outside the ordinary course of business to our contractual cash obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the quantitative and qualitative disclosures about market risk previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Internal Control over Financial Reporting

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and effectiveness of our disclosure controls and procedures and our internal control over financial reporting as of March 31, 2009.

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

Assessment of Effectiveness of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures as of March 31, 2009, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during or subsequent to the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

Except for the updated risk factor provided below, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

On February 9, 2009, MyNetworkTV announced that it was moving to a new program services model pursuant to which it would obtain for its affiliates popular programming that has previously aired on other networks, rather than continuing to create first-run programming as is generally the case in a typical network model.  MyNetworkTV advised us that in connection with this change to what it refers to as a “hybrid” model it believes it had the right to terminate all of its existing affiliate agreements and negotiate new agreements for this programming service with the television stations that have been MyNetworkTV affiliates.  On March 3, 3009, we received notice from MyNetworkTV claiming that they cease to exist as a network and therefore, are terminating each of our affiliation agreements effective September 26, 2009.  On March 25, 2009, we entered into an agreement with a party related to MyNetworkTV to provide our MyNetworkTV stations with programming effective September 28, 2009.  This agreement can be terminated by the counterparty after October 10, 2010.  We cannot predict the likelihood of success of the new model being proposed by MyNetworkTV and the impact that this change will have on the performance of our stations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes repurchases of our stock in the quarter ended and year to date March 31, 2009:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as a Part of a Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Program (in millions)
Class A Common Stock: (2)
01/01/09 – 01/31/09	—	$—	—	$—
02/01/09 – 02/28/09	181,953	$0.99	181,953	$119.9
03/01/09 – 03/31/09	1,354,680	$0.92	1,354,680	$118.6

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

During the first quarter 2009, we repurchased, in the open market, $50.7 million face value of our 3.0% Notes for $30.0 million and $1.0 million face value of our 6.0% Debentures for $0.5 million.  The Board of Directors has approved all debt redemptions.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description

3.1	Amended By-Laws of Sinclair Broadcast Group, Inc. (Incorporated by reference from Registrant’s Report on Form 8-K filed on March 6, 2009).

4.1

Third Supplemental Indenture, dated as of July 17, 2003, among Sinclair Broadcast Group, Inc., the Guarantors named therein and Wachovia Bank, National Association (formerly known as First Union National Bank), as trustee. (Incorporated by reference from Registrant’s Registration Statement on Form S-4 (333-107522) filed on July 31, 2003).

4.2

Fourth Supplemental Indenture, dated as of May 9, 2003, among Sinclair Broadcast Group, Inc., the Guarantors named therein and Wachovia Bank, National Association (formerly known as First Union National Bank), as trustee (Incorporated by reference from Registrant’s Registration Statement on Form S-4 (333-107522) filed on July 31, 2003).

4.3

Fifth Supplemental Indenture, dated as of July 17, 2003, among Sinclair Broadcast Group, Inc., the Guarantors named therein and Wachovia Bank, National Association (formerly known as First Union National Bank), as trustee (Incorporated by reference from Registrant’s Registration Statement on Form S-4 (333-107522) filed on July 31, 2003).

4.4

Sixth Supplemental Indenture, dated as of September 30, 2003, among Sinclair Broadcast Group, Inc., the Guarantors named therein and Wachovia Bank, National Association (formerly known as First Union National Bank), as trustee.

31.1	Certification by David D. Smith, as Chairman and Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to Rule 13a-14(a) of the Exchange Act (15 U.S.C. § 7241).

31.2	Certification by David B. Amy, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to Rule 13a-14(a) of the Exchange Act (15 U.S.C. § 7241).

32.1

Certification by David D. Smith, as Chairman and Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to Rule 13a-14(b) of the Exchange Act and § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C § 1350).

32.2

Certification by David B. Amy, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to Rule 13a-14(b) of the Exchange Act and § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C § 1350).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on the 11th day of May 2009.

SINCLAIR BROADCAST GROUP, INC.

By:	/s/ David R. Bochenek
David R. Bochenek
Vice President/Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended By-Laws of Sinclair Broadcast Group, Inc. (Incorporated by reference from Registrant’s Report on Form 8-K filed on March 6, 2009).

4.1

Third Supplemental Indenture, dated as of July 17, 2003, among Sinclair Broadcast Group, Inc., the Guarantors named therein and Wachovia Bank, National Association (formerly known as First Union National Bank), as trustee. (Incorporated by reference from Registrant’s Registration Statement on Form S-4 (333-107522) filed on July 31, 2003).

4.2

Fourth Supplemental Indenture, dated as of May 9, 2003, among Sinclair Broadcast Group, Inc., the Guarantors named therein and Wachovia Bank, National Association (formerly known as First Union National Bank), as trustee (Incorporated by reference from Registrant’s Registration Statement on Form S-4 (333-107522) filed on July 31, 2003).

4.3

Fifth Supplemental Indenture, dated as of July 17, 2003, among Sinclair Broadcast Group, Inc., the Guarantors named therein and Wachovia Bank, National Association (formerly known as First Union National Bank), as trustee (Incorporated by reference from Registrant’s Registration Statement on Form S-4 (333-107522) filed on July 31, 2003).

4.4

Sixth Supplemental Indenture, dated as of September 30, 2003, among Sinclair Broadcast Group, Inc., the Guarantors named therein and Wachovia Bank, National Association (formerly known as First Union National Bank), as trustee.

31.1	Certification by David D. Smith, as Chairman and Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to Rule 13a-14(a) of the Exchange Act (15 U.S.C. § 7241).

31.2	Certification by David B. Amy, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to Rule 13a-14(a) of the Exchange Act (15 U.S.C. § 7241).

32.1

Certification by David D. Smith, as Chairman and Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to Rule 13a-14(b) of the Exchange Act and § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C § 1350).

32.2

Certification by David B. Amy, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to Rule 13a-14(b) of the Exchange Act and § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C § 1350).