Form 10-Q
period 2009-06-30
SINCLAIR BROADCAST GROUP INC
filed 2009-08-07
CIK 912752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of each class	Number of shares outstanding as of August 3, 2009
Class A Common Stock	47,322,031
Class B Common Stock	32,453,859

SINCLAIR BROADCAST GROUP, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2009

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data) (Unaudited)

	As of June 30, 2009	As of December 31, 2008
		(See Note 1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,080	$16,470
Accounts receivable, net of allowance for doubtful accounts of $5,028 and $3,327, respectively	93,163	107,376
Affiliate receivable	57	65
Current portion of program contract costs	25,957	55,751
Income taxes receivable	2,764	2,334
Prepaid expenses and other current assets	9,090	9,453
Deferred barter costs	5,107	2,654
Deferred tax assets	9,022	9,022
Total current assets	158,240	203,125

PROGRAM CONTRACT COSTS, less current portion	17,109	27,548
PROPERTY AND EQUIPMENT, net	309,535	336,964
GOODWILL	754,727	824,188
BROADCAST LICENSES	76,235	132,422
DEFINITE-LIVED INTANGIBLE ASSETS, net	199,430	205,743
OTHER ASSETS	90,865	86,417
Total assets	$1,606,141	$1,816,407

LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$3,637	$4,817
Accrued liabilities	57,744	79,584
Current portion of notes payable, capital leases and commercial bank financing	355,371	67,066
Current portion of notes and capital leases payable to affiliates	2,866	2,845
Current portion of program contracts payable	75,555	91,366
Deferred barter revenues	5,188	2,657
Total current liabilities	500,361	248,335

LONG-TERM LIABILITIES:
Notes payable, capital leases and commercial bank financing, less current portion	933,319	1,261,506
Notes payable and capital leases to affiliates, less current portion	26,254	30,861
Program contracts payable, less current portion	54,839	81,315
Deferred tax liabilities	191,615	204,051
Other long-term liabilities	48,409	49,039
Total liabilities	1,754,797	1,875,107

EQUITY (DEFICIT):
SINCLAIR BROADCAST GROUP SHAREHOLDERS’ EQUITY (DEFICIT):
Class A Common Stock, $.01 par value, 500,000,000 shares authorized, 45,145,079 and 46,510,647 shares issued and outstanding, respectively	451	465
Class B Common Stock, $.01 par value, 140,000,000 shares authorized, 34,453,859 shares issued and outstanding, respectively, convertible into Class A Common Stock	345	345
Additional paid-in capital	604,960	605,865
Accumulated deficit	(761,054)	(678,182)
Other comprehensive loss	(3,390)	(3,495)
Total Sinclair Broadcast Group shareholders’ equity (deficit)	(158,688)	(75,002)
Noncontrolling interest	10,032	16,302
Total equity (deficit)	(148,656)	(58,700)
Total liabilities and equity (deficit)	$1,606,141	$1,816,407

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
		(See Note 1)		(See Note 1)
REVENUES:
Station broadcast revenues, net of agency commissions	$133,008	$163,747	$264,313	$324,639
Revenues realized from station barter arrangements	13,919	15,848	25,817	30,486
Other operating divisions revenues	11,345	14,020	22,880	25,147
Total revenues	158,272	193,615	313,010	380,272

OPERATING EXPENSES:
Station production expenses	36,889	40,412	71,832	79,267
Station selling, general and administrative expenses	31,993	34,020	62,903	68,631
Expenses recognized from station barter arrangements	11,293	14,117	21,521	27,634
Amortization of program contract costs and net realizable value adjustments	19,865	21,794	40,623	41,503
Other operating divisions expenses	10,891	14,745	23,142	26,679
Depreciation of property and equipment	10,528	11,559	22,461	22,112
Corporate general and administrative expenses	6,017	7,483	12,376	14,204
Amortization of definite-lived intangible assets and other assets	6,252	4,547	11,453	9,086
Gain on asset exchange	(1,280)	—	(2,516)	—
Impairment of goodwill, intangible and other assets	—	1,626	130,098	1,626
Total operating expenses	132,448	150,303	393,893	290,742
Operating income (loss)	25,824	43,312	(80,883)	89,530

OTHER INCOME (EXPENSE):
Interest expense and amortization of debt discount and deferred financing costs	(17,646)	(21,947)	(36,020)	(44,615)
Interest income	11	194	37	375
Gain from sale of assets	50	13	77	51
Gain (loss) from extinguishment of debt	—	—	18,986	(286)
(Loss) gain from derivative instruments	(52)	—	(52)	999
Income (loss) from equity and cost method investments	463	(1,471)	18	(776)
Other income, net	403	439	1,051	811
Total other expense	(16,771)	(22,772)	(15,903)	(43,441)
Income (loss) from continuing operations before income taxes	9,053	20,540	(96,786)	46,089
INCOME TAX (PROVISION) BENEFIT	(6,358)	(9,482)	12,442	(19,945)
Income (loss) from continuing operations	2,695	11,058	(84,344)	26,144
DISCONTINUED OPERATIONS:
(Loss) income from discontinued operations, net of related income tax (provision) benefit of ($109), $94, ($217), and ($45) respectively	(109)	178	(217)	47
NET INCOME (LOSS)	2,586	11,236	(84,561)	26,191
Net loss attributable to the noncontrolling interest	197	585	1,689	580
NET INCOME (LOSS) ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP	$2,783	$11,821	$(82,872)	$26,771
Dividends declared per share	$—	$0.20	$—	$0.40
BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP:
Earnings (loss) per share from continuing operations	$0.04	$0.13	$(1.03)	$0.31
Earnings per share from discontinued operations	$—	$—	$—	$—
Earnings (loss) per share	$0.04	$0.13	$(1.03)	$0.31
Weighted average common shares outstanding	79,566	87,617	80,187	87,479
Weighted average common and common equivalent shares outstanding	79,566	87,621	80,187	87,485

AMOUNTS ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP COMMON SHAREHOLDERS:
Income (loss) from continuing operations, net of tax	$2,892	$11,643	$(82,655)	$26,724
(Loss) income from discontinued operations, net of tax	(109)	178	(217)	47
Net income (loss)	$2,783	$11,821	$(82,872)	$26,771

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED JUNE 30, 2009

(In thousands) (Unaudited)

	Sinclair Broadcast Group Shareholders
	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Loss	Noncontrolling Interests (See Note 1)	Total Equity (Deficit) (See Note 1)

BALANCE, December 31, 2008	$465	$345	$605,865	$(678,182)	$(3,495)	$16,302	$(58,700)
Class A Common Stock issued pursuant to employee benefit plans	1	—	754	—	—	—	755
Contribution from noncontrolling interests, net of distributions	—	—	—	—	—	226	226
Purchase of subsidiary shares from noncontrolling interest	—	—	(220)	—	—	(4,807)	(5,027)
Repurchase of 1,536,633 shares of Class A Common Stock	(15)	—	(1,439)	—	—	—	(1,454)
Amortization of net periodic pension benefit costs	—	—	—	—	105	—	105
Net loss	—	—	—	(82,872)	—	(1,689)	(84,561)
BALANCE, June 30, 2009	$451	$345	$604,960	$(761,054)	$(3,390)	$10,032	$(148,656)

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands) (Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
		(See Note 1)		(See Note 1)
Net income (loss)	$2,586	$11,236	$(84,561)	$26,191
Amortization of net periodic pension benefit costs	52	48	105	199
Comprehensive income (loss)	2,638	11,284	(84,456)	26,390
Comprehensive loss attributable to the noncontrolling interest	197	585	1,689	580
Comprehensive income (loss) attributable to Sinclair Broadcast Group	$2,835	$11,896	$(82,767)	$26,970

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Six Months Ended June 30,
	2009	2008
		(See Note 1)
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net (loss) income	$(84,561)	$26,191
Adjustments to reconcile net (loss) income to net cash flows from operating activities:
Amortization of debt discount, net of debt premium	5,578	6,630
Depreciation of property and equipment	22,649	22,233
Gain on asset exchange	(2,516)	—
Recognition of deferred revenue	(13,626)	(16,608)
Accretion of capital leases	68	436
(Income) loss from equity and cost method investments	(18)	776
Gain on sale of property	(77)	(51)
(Loss) gain from derivative instruments	52	(999)
Impairment of goodwill, intangible and other assets	130,098	1,626
Amortization of definite-lived intangible assets and other assets	11,453	9,086
Amortization of program contract costs and net realizable value adjustments	40,623	41,503
Amortization of deferred financing costs	1,788	1,947
Stock-based compensation	527	4,670
Excess tax provision for stock options exercised	—	(24)
Gain on extinguishment of debt, non-cash portion	(18,986)	41
Amortization of derivative instruments	—	(201)
Amortization of net periodic pension benefit costs	175	96
Deferred tax (benefit) provision related to operations	(12,439)	14,677
Net effect of change in deferred barter revenues and deferred barter costs	78	(24)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in accounts receivable, net	15,351	11,351
(Increase) decrease in income taxes receivable	(430)	1,911
Decrease in prepaid expenses and other current assets	364	3,107
Increase in other assets	(1,986)	(935)
Increase in accounts payable and accrued liabilities	818	4,839
Decrease in other long-term liabilities	(359)	(1,482)
Dividends and distributions from equity and cost method investees	701	705
Payments on program contracts payable	(42,680)	(41,328)
Real estate held for development and sale	(1,186)	(207)
Net cash flows from operating activities	51,459	89,966
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(4,882)	(14,601)
Consolidation of variable interest entity	—	1,328
Purchase of alarm monitoring contracts	(7,618)	(2,298)
Payments for acquisition of television stations	—	(17,123)
Payments for acquisitions of other operating divisions companies	—	(53,455)
Dividends and distributions from cost method investees	1,398	1,575
Investments in equity and cost method investees	(6,662)	(20,638)
Proceeds from the sale of assets	38	145
Loans to affiliates	(82)	(85)
Proceeds from loans to affiliates	82	86
Net cash flows used in investing activities	(17,726)	(105,066)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	113,964	143,952
Repayments of notes payable, commercial bank financing and capital leases	(129,259)	(112,149)
Purchase of subsidiary shares from noncontrolling interest	(3,000)	—
Repurchase of Class A Common Stock	(1,454)	—
Dividends paid on Class A and Class B Common Stock	(16,038)	(32,502)
Payments for deferred financing costs	(108)	(359)
Proceeds from derivative terminations	—	8,001
Noncontrolling interest contributions (distributions)	226	(201)
Repayments of notes and capital leases to affiliates	(1,454)	(1,711)
Net cash flows (used in) from financing activities	(37,123)	5,031
NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,390)	(10,069)
CASH AND CASH EQUIVALENTS, beginning of period	16,470	20,980
CASH AND CASH EQUIVALENTS, end of period	$13,080	$10,911

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

Interim Financial Statements

The consolidated financial statements for the three and six months ended June 30, 2009 and 2008 are unaudited.  In the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows for these periods as adjusted for the adoption of recent accounting pronouncements discussed below.  We have evaluated subsequent events for recognition or disclosure through August 7, 2009, which was the date we filed this Form 10-Q with the Securities and Exchange Commission (SEC).

As permitted under the applicable rules and regulations of the SEC, the consolidated financial statements do not include all disclosures normally included with audited consolidated financial statements and, accordingly, should be read together with the audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC.  The consolidated statements of operations presented in the accompanying consolidated financial statements are not necessarily representative of operations for an entire year.

Debt

As of June 30, 2009, we had $13.1 million in cash and cash equivalent balances and negative working capital of approximately $342.1 million.  Cash generated by our operations and availability under our Revolving Credit Facility are used as our primary source of liquidity.  We anticipate that cash flow from our operations and borrowing capacity under the Revolving Credit Facility will be sufficient to satisfy our debt service obligations with the exception of the potential puts related to our 3.0% Convertible Senior Notes, due 2027 (the 3.0% Notes) and 4.875% Convertible Senior Notes, due 2018 (the 4.875% Notes) discussed below, capital expenditure requirements, certain committed strategic investments and working capital needs.  As of June 30, 2009, we had drawn $104.5 million on our Revolving Credit Facility and $64.1 million of current borrowing capacity was available.

We filed a $500.0 million universal shelf registration statement with the SEC which became effective April 22, 2009.  We may use the universal shelf registration statement to issue common and preferred equity, debt securities and securities convertible into equity, however, our ability to issue securities pursuant to this registration may be hindered due to negative capital markets.

Currently, we are exploring alternative solutions relative to the potential put to us by the holders of our 3.0% Notes and 4.875% Notes in May 2010 and January 2011, respectively.  We have initiated discussions regarding possible alternatives with holders of these notes.  However, there is no assurance that such discussions will produce any alternative solutions and we may not be able to refinance or extinguish these notes by the respective put dates.  Any inability to refinance or retire such notes on their respective put dates could have a significant negative impact on our operating results, the value of our securities and our financial condition, and could cause us to consider other restructuring and deleveraging alternatives including a voluntary bankruptcy filing under Chapter 11 of the U.S. Bankruptcy Code.  As of June 30, 2009, the face values of our 3.0% Notes and 4.875% Notes were $294.3 million and $143.5 million, respectively.

Cunningham Broadcasting Corporation (Cunningham), one of our consolidated VIEs, holds a $33.5 million term loan facility originally entered into on March 20, 2002, with an unrelated third party.  Interest is paid quarterly at a rate of LIBOR plus 1.5%.  Primarily all of Cunningham’s assets are collateral for its term loan facility, which is non-recourse to us.   Cunningham’s term loan facility was declared in default as of June 5, 2009 for failure to timely deliver certain annual financial statements. Effective as of June 5, 2009, a default interest rate of LIBOR plus 3.5% has been instituted on all outstanding borrowings under the facility.  On June 30, 2009, the default was waived and the termination date of the Cunningham term loan facility was extended from June 30, 2009 to July 31, 2009, subject to certain conditions, including maintaining the default interest rate.  On July 31, 2009, the Cunningham term loan facility was extended to October 30, 2009. The extension requires that Cunningham make $0.2 million principal payments on its term loan facility as of the first day of each of August, September and October with the balance due on October 30, 2009.  Our Bank Credit Agreement contains certain cross-default provisions with respect to Cunningham as a “Material Third Party Licensee,” as defined in the Bank Credit Agreement, pursuant to which a default would be caused by the institution of insolvency or similar proceedings, either voluntary or involuntary, with respect to Cunningham, resulting in potential acceleration under our Bank Credit Agreement.  To delay or avoid any potential bankruptcy of Cunningham, during the extension, Cunningham and its lenders are working toward a resolution.

As of the filing date, our credit ratings, as assigned by Moody’s Investor Services (Moody’s) and Standard & Poor’s Ratings Services (S&P) were:

	Moody’s	S&P
Senior Secured Credit Facilities	B1	B+
Corporate Credit	Caa2	B–
Senior Subordinated Notes	Caa2	B–
4.875% and 3.0% Convertible Senior Notes	Caa3	CCC

On June 16, 2009 and June 19, 2009, Moody’s and S&P, respectively, reduced the rating of the 4.875% Notes, due 2018 two notches.  As a result, any holder of the 4.875% Notes may surrender all or any portion of their notes for a conversion into our Class A common stock at any time at the then-applicable conversion rate.  As of June 30, 2009, holders of the 4.875% Notes have the option to convert each $1,000 of principal amount of the 4.875% Notes held into 44.7015 shares of common stock at a conversion price of approximately $22.37 per share.

As of June 30, 2009 our debt totaled $1,317.8 million, of which $430.3 million relates to our 3.0% Notes, and 4.875% Notes, face value $294.3 million and $143.5 million, respectively, and $406.3 million related to our Bank Credit Agreement, which includes $104.5 million drawn on the revolving credit facility of our Bank Credit Agreement as of the same date.  Our total debt includes notes payable, capital leases and commercial bank financing, including current and long-term portions.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (FAS) No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51 (FAS 160).  This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity.  The amount of net income attributable to the noncontrolling interest is included in consolidated net income on the face of the statement of operations.  Changes in a parent’s ownership interest that result in deconsolidation of a subsidiary will result in the recognition of a gain or loss in net income when the subsidiary is deconsolidated.  FAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.  This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  We applied the requirements of FAS 160 to our consolidated financial statements resulting in a change to the presentation of loss attributable to noncontrolling interest and net income (loss) attributable to Sinclair Broadcast Group on the face of the income statement for the three months and six months ended June 30, 2008 and 2009.  We also reclassified minority interest in consolidated entities at December 31, 2008 and June 30, 2009 to the equity (deficit) section of the balance sheet and renamed it noncontrolling interest.

In May 2008, the FASB issued FASB Staff Position (FSP) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement).  This FSP requires issuers of convertible debt instruments that may be settled in cash upon conversion to account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  Issuers were required to determine the carrying value of just the liability portion of the debt by measuring the fair value of a similar liability (including any embedded features other than the conversion option) that does not have an associated equity component.  The excess of the initial proceeds received from the debt issuance and the fair value of the liability component are recorded as a debt discount with the offset recorded to equity.  The discount is amortized to interest expense using the interest method over the life of a similar liability that does not have an associated equity component.  Transaction costs incurred with third parties shall be allocated between the liability and equity components in proportion to the allocation of proceeds and accounted for as debt issuance costs and equity issuance costs, respectively, with the debt issuance costs amortized to interest expense.  This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  In 2009, we recorded the impact of this statement retrospectively by recording additional interest expense on our 3.0% Notes related to the amortization of the debt discount and deferred financing costs of approximately $2.5 million for the three months ended June 30, 2008 and approximately $5.0 million for the six months ended June 30, 2008.  As of December 31, 2008 accumulated deficit increased, net of taxes, $8.8 million and additional paid in capital increased $17.5 million as a result of the retrospective impact of this statement.  In addition, the adjusted net income attributable to Sinclair Broadcast Group for the three months and six months ended June 30, 2008 decreased $1.5 million and $2.9 million, respectively, with a resulting decrease to earnings per share of $0.02 and $0.03, respectively.  For the three months and six months ended June 30, 2009, this FSP increased our net loss attributable to Sinclair Broadcast Group approximately $1.2 million and $3.2 million, respectively, and resulted in an approximate increase to loss per share of $0.01 and $0.04, respectively.

As of June 30, 2009 and December 31, 2008, the carrying amount of the equity component of the 3.0% Notes was $30.4 million.  As of June 30, 2009 the net carrying amount of the liability component was $286.8 million which is comprised of the principal amount of $294.3 million and the unamortized discount of $7.5 million.  As of December 31, 2008 the net carrying amount of the liability component was $331.2 million which is comprised of the principal amount of $345.0 million and the unamortized discount of $13.8 million.  The unamortized discount of $7.5 million as of June 30, 2009 will be amortized through May 15, 2010 which is the first date at which the holders of the 3.0% Notes have the right to require us to repurchase the notes for cash.  The 3.0% Notes have call and put options features, therefore at the 3.0% Notes issuance date it was probable that they would be extinguished or refinanced by May 2010.  During the six months ended June 30, 2009, we repurchased, in the open market, $50.7 million face value of the 3.0% Notes for $30.0 million.  For the six months ended June 30, 2009 we recognized a gain on these extinguishments of $18.5 million.

As of June 30, 2009, the conversion price of the 3.0% Notes was $19.65 per share and the number of shares of Class A Common Stock that would be delivered upon conversion was 14,975,929.

The effective interest rate on the 3.0% Notes at June 30, 2009 and 2008 was 6.35%.  For the three months ended June 30, 2009 and 2008, we recorded interest expense related to the contractual coupon on the debt of $2.2 million and $2.6 million, respectively and interest expense related to the amortization of the discount of $2.1 million and $2.5 million, respectively.  For the six months ended June 30, 2009 and 2008, we recorded interest expense related to the contractual coupon on the debt of $4.6 million and $5.2 million, respectively and interest expense related to the amortization of the discount of $4.5 million and $5.0 million, respectively.

In March 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies.  This FSP requires that an asset or liability arising from a contingency in a business combination be recognized at fair value if fair value can be reasonably determined.  If the fair value cannot be reasonably determined, the asset or liability should be accounted for in accordance with FASB Statement No. 5, Accounting for Contingencies and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss.  This FSP requires that assets and liabilities arising from contingencies be subsequently measured and accounted for using a systematic and rational basis depending on their nature.  This FSP is effective for acquisitions that occur on January 1, 2009 or later.  We did not make any acquisitions during 2009.  This FSP could have a material effect on our consolidated financial statements if we make future acquisitions.

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

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that Are Not Orderly.  This FSP identifies the factors that a reporting entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability when compared with normal market activity for the asset or liability and factors to consider related to whether a transaction is orderly. When there has been a significant decrease in the volume of activity or the transaction is not orderly, a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with FASB Statement No. 157, Fair Value Measurements.  This FSP is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for the quarter ended after March 15, 2009.  This FSP does not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments.  This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, and APB Opinion No. 28, Interim Financial Reporting, to require fair value disclosures of financial instruments in interim and annual financial statements.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  In periods after the initial adoption, this FSP requires comparative disclosures only for periods ending subsequent to the initial adoption.  We have added the required disclosures to our consolidated financial statements beginning with the quarter ended June 30, 2009.

In May 2009, the FASB issued FAS No. 165, Subsequent Events.   This standard establishes general standards of accounting for and disclosure of events that occur subsequent to the balance sheet date but before financial statements are issued or are available to be issued.  This statement does not result in significant changes in the subsequent events that an entity reports in its financial statements.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date financial statements were issued or were available to be issued.  This disclosure would alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented.  The standard is effective for periods ending after June 15, 2009.  We have added this disclosure to our consolidated financial statements beginning with the quarter ended June 30, 2009.

In June 2009, the FASB issued FAS No. 167, Consolidation of Variable Interest Entities.  This statement amends certain requirements of FASB Interpretations No. 46(R), Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51, to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements.  The new standard will require a number of new disclosures and companies are required to perform ongoing reassessments of whether they are the primary beneficiary of a variable interest entity.  This statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  We have not determined the impact that this statement will have on our consolidated financial statements.

In June 2009, the Emerging Issues Task Force issued a consensus for exposure on Issue No. 08-1, Revenue Arrangements with Multiple Deliverables.  This Issue amends Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, and allows the use of an estimated selling price for the undelivered units of accounting in transactions in which vendor-specific objective evidence (VSOE) or third-party evidence (TPE) does not exist.  Issue 08-1 requires the use of the residual method when allocating arrangement consideration between the delivered and undelivered units of accounting if VSOE and TPE of selling price does not exist for all units of accounting.  This Issue also requires additional disclosures including the amount of revenue recognized each reporting period and the amount of deferred revenue as of the end of each reporting period under Issue 00-21 and Issue 08-1.  This Issue is effective for annual reporting periods beginning December 15, 2009 and should be applied prospectively to revenue arrangements entered into or materially modified after the effective date.  We have not determined the impact that this Issue will have on our consolidated financial statements.

In June 2009, the FASB issued FAS No. 168, FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles- a replacement of FASB Statement No. 162, which makes the FASB Accounting Standards Codification (the Codification) as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (U.S. GAAP).  The Codification significantly changes the way that accounting literature is organized but does not change U.S. GAAP.  The Codification completely replaces the existing accounting standards and therefore it will affect the way U.S. GAAP is referenced by companies in their existing financial statements and accounting policies.  The Codification is effective for interim and annual reporting periods ending after September 15, 2009.  We do not believe that this FSP will have a material impact on our consolidated financial statements.

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

Other Operating Divisions Segment Acquisitions

For the six months ended June 30, 2009, we purchased an additional interest in Bay Creek South, LLC for $5.0 million of which $3.0 million has been paid to date.  The remaining $2.0 million due will be paid throughout the remaining part of 2009.

Investments

During the six months ended June 30, 2009, we made add-on cash investments of $5.0 million in our real estate ventures and $1.1 million in private investment funds.  As of the filing date, in third quarter 2009, we made add-on cash investments of $0.5 million in our real estate ventures.

Income Taxes

Our income tax provision for all periods consists of federal and state income taxes.  The tax provision for the three and six months ended June 30, 2009, respectively, is based on the estimated effective tax rate applicable for the full year after taking into account discrete tax items and the effects of the noncontrolling interest.

Our effective income tax rate for the three months ended June 30, 2009 was greater than the statutory rate primarily due to a valuation allowance provided for a portion of our deferred tax asset related to our federal net operating loss forecasted for 2009.

Our effective income tax rate for the six months ended June 30, 2009 is lower than the statutory rate primarily due to impairments of certain indefinite-lived intangible assets recorded in the first quarter of 2009 that are not deductible for income tax purposes. We recorded $130.1 million in impairment charges related to our goodwill, broadcast licenses and other assets. Impairment of $51.6 million is permanently not deductible for income tax purposes and was treated as a discrete item thereby reducing our effective tax rate. The abovementioned increase to valuation allowance also contributed to a reduction in our income tax benefit and our effective tax rate for the six months ended June 30, 2009.

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

Network Affiliation Agreements

As of June 30, 2009, we had 20 MyNetworkTV affiliates, including three affiliates operating on a digital sub-channel only.  On February 9, 2009, MyNetworkTV announced that it was moving to a new program services model pursuant to which it would obtain for its affiliates popular programming that has previously aired on other networks, rather than continuing to provide first-run programming as is generally the case in a typical network model.  MyNetworkTV advised us that in connection with this change to what it refers to as a “hybrid” model it believes it had the right to terminate all of its existing affiliate agreements and negotiate new agreements for this programming service with the television stations that have been MyNetworkTV affiliates.  On March 3, 2009, we received notice from MyNetworkTV claiming that they will cease to exist as a network and therefore, are terminating each of our affiliation agreements effective September 26, 2009.  On March 25, 2009, we entered into a one year agreement with a party related to MyNetworkTV to provide our MyNetworkTV stations with programming during the following year for the time periods previously programmed by MyNetworkTV, excluding programming for Saturday night.  We continue to brand our stations as MyNetworkTV.

3.              GOODWILL, BROADCAST LICENSES AND OTHER INTANGIBLE ASSETS:

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

When evaluating our broadcast licenses for impairment, the testing is done at the unit of accounting level using the income approach method. The income approach method involves an eight-year model that incorporates several variables, including, but not limited to, discounted cash flows of a typical market participant, market revenue and long term growth projections, estimated market share for the typical participant and estimated profit margins based on market size and station type. The model also assumes outlays for capital expenditures, future terminal values, an effective tax rate assumption and a discount rate based on the weighted-average cost of capital of the television broadcast industry.

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

There was no impairment related to broadcast assets recorded for the quarter ended June 30, 2009.  During the three months ended June 30, 2008, certain events led us to test our goodwill associated with an other operating division company, Acrodyne Communications, Inc. As a result of this testing, we recorded a $1.6 million impairment charge in our consolidated statements of operations.

As of June 30, 2009, the carrying amount of our broadcast licenses related to continuing operations was as follows (in thousands):

As of June 30,
2009
Beginning balance	$132,422
Broadcast license impairment charge (a)	(56,187)
Ending balance (b)	$76,235

(a)          An impairment of $4.4 million was recorded against purchase option assets included in other assets in the consolidated balance sheet.  These purchase options give us the right to purchase the license assets of certain stations.

(b)         Approximately $6.0 million of broadcast licenses relate to consolidated variable interest entities as of June 30, 2009.

The change in the carrying amount of goodwill related to continuing operations was as follows (in thousands):

As of June 30,
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

In March 2009, a company in our other operating divisions segment was required to enter into an interest rate swap agreement pursuant to its underlying credit agreement.  The swap fixes the interest rate on its variable rate debt which is non-recourse to us.  The notional amount of the swap is $10.0 million and the expiration date is February 28, 2011.  The interest we pay on the swap is fixed at 1.59% and we receive interest based on three-month LIBOR.  The swap is accounted for as a derivative and changes in the fair market value are reflected as an adjustment to income.  For each of the three and six months ending June 30, 2009, we recorded $0.1 million as loss on derivative instrument related to this swap agreement.

5.              EARNINGS (LOSS)  PER SHARE:

The following table reconciles income (loss) (numerator) and shares (denominator) used in our computations of earnings (loss) per share for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Income (Loss) (Numerator)
Income (loss) from continuing operations	$2,695	$11,058	$(84,344)	$26,144
Net loss attributable to noncontrolling interests included in continuing operations	197	585	1,689	580
Numerator for diluted earnings (loss) per common share from continuing operations available to common shareholders	2,892	11,643	(82,655)	26,724
(Loss) income from discontinued operations, net of taxes	(109)	178	(217)	47
Numerator for diluted earnings (loss) available to common shareholders	$2,783	$11,821	$(82,872)	$26,771

Shares (Denominator)
Weighted-average common shares outstanding	79,566	87,617	80,187	87,479
Dilutive effect of outstanding stock options	—	4	—	6
Weighted-average common and common equivalent shares outstanding	$79,566	$87,621	$80,187	$87,485

We applied the treasury stock method to measure the dilutive effect of our outstanding stock options awards and include the respective common share equivalents in the denominator of the diluted EPS computation. For the three and six months ended June 30, 2009 and 2008, our outstanding stock options, our 4.875% Notes, our 6.0% Convertible Debentures, due 2012 (the 6.0% Debentures), our 3.0% Notes and our outstanding SARs were excluded from our diluted EPS computation.

6.              RELATED PERSON TRANSACTIONS:

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

Certain assets used by us and our operating subsidiaries are leased from Cunningham Communications, Inc., Keyser Investment Group, Gerstell Development Limited Partnership and Beaver Dam, LLC (entities owned by some or all of the controlling shareholders).  Lease payments made to these entities were $1.1 million and $1.2 million for the three months ended June 30, 2009 and 2008, respectively.  Lease payments made to these entities were $2.3 million and $2.4 million for the six months ended June 30, 2009 and 2008, respectively.

In January 1999, we entered into a local marketing agreement (LMA) with Bay Television, Inc. (Bay TV), which owns the television station WTTA-TV in Tampa, Florida.  Our controlling shareholders own a controlling interest in Bay TV.  Lease payments made to Bay TV were $0.4 million for each of the three months ended June 30, 2009 and 2008 and $0.9 million for each of the six months ended June 30, 2009 and 2008.  Additional payments were made of $1.3 million and $1.5 million for the six months ended June 30, 2009 and 2008 related to the excess adjusted broadcast cash flow for the years ended December 31, 2008 and 2007, respectively.  We received $0.1 million for each of the three months ended June 30, 2009 and 2008 and $0.3 million for each of the six months ended June 30, 2009 and 2008 from Bay TV for certain equipment leases.

We sold advertising time to and purchased vehicles and related vehicle services from Atlantic Automotive Corporation (Atlantic Automotive), a holding company which owns automobile dealerships and an automobile leasing company.  David D. Smith, our President and Chief Executive Officer, has a controlling interest in, and is a member of the Board of Directors of Atlantic Automotive.  Our stations in Baltimore, Maryland and Norfolk, Virginia received payments for advertising time totaling less than $0.1 million and $0.2 million for the three months ended June 30, 2009 and 2008.  For the six months ended June 30, 2009 and 2008, we received payments for advertising time totaling $0.2 million and $0.4 million, respectively.  We paid less than $0.1 million and $0.2 million for vehicles and related vehicle services from Atlantic Automotive during the three months ended June 30, 2009 and 2008, respectively.  For the six months ended June 30, 2009 and 2008, we paid $0.2 million and $0.5 million, respectively, for vehicles and related vehicle services.

Basil A. Thomas, a member of our Board of Directors, is the father of Steven A. Thomas, a partner and founder of Thomas & Libowitz, P.A., a law firm providing legal services to us on an ongoing basis.  We paid fees of $0.4 million and $0.2 million to Thomas & Libowitz during the three months ended June 30, 2009 and 2008, respectively.  For the six months ended June 30, 2009 and 2008, we paid fees of $0.6 million and $0.5 million to Thomas & Libowitz, respectively.

We have LMAs with Cunningham Broadcasting Corporation (Cunningham), which is owned by trusts established by a parent of our controlling shareholders, for the benefit of her and her grandchildren, and subject to our rights, limited by applicable FCC rules and regulations, to acquire it, pursuant to which we operate WTAT-TV in Charleston, South Carolina, WVAH-TV in Charleston, West Virginia, WRGT-TV in Dayton, Ohio WMYA-TV in Anderson, South Carolina, WNUV-TV in Baltimore, Maryland and WTTE-TV in Columbus, Ohio.  We made payments to Cunningham under LMA agreements of $1.5 million and $2.6 million for the three months ended June 30, 2009 and 2008, respectively.  For the six months ended June 30, 2009 and 2008, we made payments to Cunningham of $3.1 million and $3.8 million, respectively, relating to LMA agreements.  A portion of the monthly payment is allocated as a reduction to the Cunningham option exercise price.  See Note 1. Summary of Significant Accounting Policies for more information related to Cunningham.

7.              SEGMENT DATA:

During 2008, we determined we have two reportable operating segments, “broadcast” and “other operating divisions” that are disclosed separately from our corporate activities.  We have restated prior period information to reflect our new segments.  We measure segment performance based on operating income (loss).  Our broadcast segment includes stations in 35 markets located predominately in the eastern, mid-western and southern United States.  Currently, our other operating divisions segment primarily earns revenues from information technology staffing, consulting and software development; transmitter manufacturing; sign design and fabrication; regional security alarm operating and bulk acquisitions; and real estate ventures.  All of our other operating divisions are located within the United States.  Corporate costs primarily include our costs to operate as a public company and to operate our corporate headquarters location.  Corporate is not a reportable segment. We had $130.1 million and $106.2 million of intercompany loans between the broadcast segment, operating divisions segment and corporate as of June 30, 2009 and 2008, respectively.  We had $3.1 million and $2.3 million in intercompany interest expense related to intercompany loans between the broadcast segment, other operating divisions segment and corporate for the three months ended June 30, 2009 and 2008, respectively.  For the six months ended June 30, 2009 and 2008, we had $6.2 million and $3.8 million in intercompany interest expense.  All other intercompany transactions are immaterial.

Financial information for our operating segments are included in the following tables for the three and six months ended June 30, 2009 and 2008 (in thousands):

For the three months ended June 30, 2009	Broadcast	Other Operating Divisions	Corporate	Consolidated
Revenue	$146,927	$11,345	$—	$158,272
Depreciation of property and equipment	9,815	239	474	10,528
Amortization of definite-lived intangible assets and other assets	5,743	509	—	6,252
Amortization of program contract costs and net realizable value adjustments	19,865	—	—	19,865
General and administrative expenses	1,761	273	3,983	6,017
Operating income (loss)	30,762	(564)	(4,374)	25,824
Interest expense	—	330	17,316	17,646
Income from equity and cost method investments	—	463	—	463

For the three months ended June 30, 2008	Broadcast	Other Operating Divisions	Corporate	Consolidated
Revenue	$179,595	$14,020	$—	$193,615
Depreciation of property and equipment	10,579	467	513	11,559
Amortization of definite-lived intangible assets and other assets	4,310	237	—	4,547
Amortization of program contract costs and net realizable value adjustments	21,794	—	—	21,794
Impairment of Intangibles	—	1,626	—	1,626
General and administrative expenses	1,581	313	5,589	7,483
Operating income (loss)	52,828	(3,315)	(6,201)	43,312
Interest expense	—	234	21,713	21,947
Loss from equity and cost method investments	—	(1,471)	—	(1,471)

For the six months ended June 30, 2009	Broadcast	Other Operating Divisions	Corporate	Consolidated
Revenue	$290,130	$22,880	$—	$313,010
Depreciation of property and equipment	21,032	476	953	22,461
Amortization of definite-lived intangible assets and other assets	10,513	940	—	11,453
Amortization of program contract costs and net realizable value adjustments	40,623	—	—	40,623
Impairment of goodwill, intangible and other assets	130,098	—	—	130,098
General and administrative expenses	3,713	587	8,076	12,376
Operating loss	(69,553)	(2,296)	(9,034)	(80,883)
Interest expense	—	619	35,401	36,020
Income from equity and cost method investments	—	18	—	18

For the six months ended June 30, 2008	Broadcast	Other Operating Divisions	Corporate	Consolidated
Revenue	$355,125	$25,147	$—	$380,272
Depreciation of property and equipment	20,464	653	995	22,112
Amortization of definite-lived intangible assets and other assets	8,522	564	—	9,086
Amortization of program contract costs and net realizable value adjustments	41,503	—	—	41,503
Impairment of Intangibles	—	1,626	—	1,626
General and administrative expenses	3,566	627	10,011	14,204
Operating income (loss)	105,729	(4,950)	(11,249)	89,530
Interest expense	—	469	44,146	44,615
Loss from equity and cost method investments	—	(776)	—	(776)

8.              FAIR VALUE MEASUREMENTS:

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

The carrying value and fair value of our notes, debentures, program contracts payable and non-cancelable commitments as of June 30, 2009 were as follows (in thousands):

	Carrying Value	Fair Value
8.0% Notes	$225,676	$151,367
6.0% Debentures	120,631	54,990
4.875% Notes	143,519	101,898
3.0% Notes	286,761	247,193
Active program contracts payable	130,394	109,639
Future program liabilities (a)	118,864	85,959
Total fair value	$1,025,845	$751,046

(a)          Future program liabilities reflect a license agreement for program material that is not yet available for its first showing or telecast and is, therefore, not recorded as an asset or liability on our balance sheet.  Pursuant to FAS No. 63, Financial Reporting for Broadcasters, an asset and a liability for the rights acquired and obligations incurred under a license agreement are reported on the balance sheet when the cost of each program is known or reasonably determinable, the program material has been accepted by the licensee in accordance with the conditions of the license agreement and the program is available for its first showing or telecast.

Our notes and debentures payable are fair valued using Level 1 hierarchy inputs described above.  The Bank Credit Agreement, Cunningham’s term loan facility and other operating divisions segment debt is not publicly traded on a market; therefore, it is not practicable for us to estimate their fair values.

Our estimates of active program contracts payable and future program liabilities were based on future cash payments discounted at our current borrowing rate using Level 3 inputs described above.

9.              CONDENSED CONSOLIDATING FINANCIAL STATEMENTS:

Sinclair Television Group, Inc. (STG), a wholly-owned subsidiary and the television operating subsidiary of Sinclair Broadcast Group, Inc. (SBG), is the primary obligor under our existing Bank Credit Agreement, as amended and the 8.0% Senior Subordinated Notes, due 2012 (the 8.0% Notes).  Our Class A Common Stock, Class B Common Stock, the 6.0% Debentures, the 4.875% Notes and the 3.0% Notes remain obligations or securities of SBG and are not obligations or securities of STG.   As of June 30, 2009 our consolidated total debt of $1,317.8 million included $689.1 million of debt related to STG and its subsidiaries of which SBG guaranteed $631.0 million.

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

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2009

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Cash	$—	$5,715	$864	$6,501	$—	$13,080
Accounts and other receivables	5,806	84	89,582	6,491	(5,979)	95,984
Other current assets	1,923	508	42,136	5,392	(783)	49,176
Total current assets	7,729	6,307	132,582	18,384	(6,762)	158,240

Property and equipment, net	12,739	1,852	206,229	99,755	(11,040)	309,535

Investment in consolidated subsidiaries	344,220	797,037	—	—	(1,141,257)	—
Other long-term assets	74,785	181,961	26,643	73,338	(248,753)	107,974
Total other long-term assets	419,005	978,998	26,643	73,338	(1,390,010)	107,974

Acquired intangible assets	—	—	965,651	55,381	9,360	1,030,392

Total assets	$439,473	$987,157	$1,331,105	$246,858	$(1,398,452)	$1,606,141

Accounts payable and accrued liabilities	$5,970	$9,734	$33,665	$59,555	$(47,543)	$61,381
Current portion of long-term debt	287,749	31,875	2,396	36,869	(652)	358,237
Other current liabilities	—	—	80,219	524	—	80,743
Total current liabilities	293,719	41,609	116,280	96,948	(48,195)	500,361

Long-term debt	276,318	602,496	52,376	161,511	(133,128)	959,573
Other liabilities	24,804	1,377	365,327	4,681	(101,326)	294,863
Total liabilities	594,841	645,482	533,983	263,140	(282,649)	1,754,797

Common stock	796	—	11	761	(772)	796
Additional paid-in capital	604,960	598,849	745,331	138,641	(1,482,821)	604,960
Accumulated (deficit) earnings	(761,054)	(255,114)	53,040	(151,875)	353,949	(761,054)
Other comprehensive loss	(70)	(2,060)	(1,260)	(3,809)	3,809	(3,390)
Total Sinclair Broadcast Group (deficit) equity	(155,368)	341,675	797,122	(16,282)	(1,125,835)	(158,688)
Noncontrolling interest in consolidated subsidiaries	—	—	—	—	10,032	10,032
Total liabilities and equity (deficit)	$439,473	$987,157	$1,331,105	$246,858	$(1,398,452)	$1,606,141

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2008

(in thousands) (Unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non-Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Cash	$—	$9,649	$227	$6,594	$—	$16,470
Accounts and other receivables	4,719	135	100,272	9,658	(5,009)	109,775
Other current assets	741	1,419	68,728	6,827	(835)	76,880
Total current assets	5,460	11,203	169,227	23,079	(5,844)	203,125

Property and equipment, net	13,676	1,565	234,851	98,013	(11,141)	336,964

Investment in consolidated subsidiaries	574,071	977,074	—	—	(1,551,145)	—
Other long-term assets	68,422	171,238	29,632	71,433	(226,760)	113,965
Total other long-term assets	642,493	1,148,312	29,632	71,433	(1,777,905)	113,965

Acquired intangible assets	—	—	1,111,616	51,208	(471)	1,162,353

Total assets	$661,629	$1,161,080	$1,545,326	$243,733	$(1,795,361)	$1,816,407

Accounts payable and accrued liabilities	$22,581	$10,297	$39,725	$57,556	$(45,758)	$84,401
Current portion of long-term debt	3,550	26,250	2,479	38,462	(830)	69,911
Other current liabilities	—	—	93,372	651	—	94,023
Total current liabilities	26,131	36,547	135,576	96,669	(46,588)	248,335

Long-term debt	604,568	602,027	67,839	140,775	(122,842)	1,292,367
Other liabilities	57,765	537	364,476	4,908	(93,281)	334,405
Total liabilities	688,464	639,111	567,891	242,352	(262,711)	1,875,107

Common stock	810	—	10	761	(771)	810
Additional paid-in capital	605,865	677,142	821,336	140,694	(1,639,172)	605,865
Accumulated (deficit) earnings	(633,510)	(153,046)	157,457	(136,816)	87,733	(678,182)
Other comprehensive loss	—	(2,127)	(1,368)	(3,258)	3,258	(3,495)
Total Sinclair Broadcast Group (deficit) equity	(26,835)	521,969	977,435	1,381	(1,548,952)	(75,002)
Noncontrolling interest in consolidated subsidiaries	—	—	—	—	16,302	16,302
Total liabilities and equity (deficit)	$661,629	$1,161,080	$1,545,326	$243,733	$(1,795,361)	$1,816,407

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2009

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non-Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Net revenue	$—	$—	$147,184	$13,276	$(2,188)	$158,272

Program and production	—	211	38,502	45	(1,869)	36,889
Selling, general and administrative	3,900	1,913	31,501	866	(170)	38,010
Depreciation, amortization and other operating expenses	474	127	44,682	12,273	(7)	57,549
Total operating expenses	4,374	2,251	114,685	13,184	(2,046)	132,448

Operating (loss) income	(4,374)	(2,251)	32,499	92	(142)	25,824

Equity in earnings of consolidated subsidiaries	9,663	10,507	—	—	(20,170)	—
Interest income	320	2,804	—	219	(3,332)	11
Interest expense	(9,841)	(5,981)	(1,399)	(4,004)	3,579	(17,646)
Other income (expense)	739	4,365	(4,211)	133	(162)	864
Total other income (expense)	881	11,695	(5,610)	(3,652)	(20,085)	(16,771)

Income tax benefit (provision)	6,385	2,039	(15,707)	925	—	(6,358)
Loss from discontinued operations, net of taxes	(109)	—	—	—	—	(109)
Net income (loss)	2,783	11,483	11,182	(2,635)	(20,227)	2,586
Net loss attributable to the noncontrolling interest	—	—	—	—	197	197
Net income (loss) attributable to Sinclair Broadcast Group	$2,783	$11,483	$11,182	$(2,635)	$(20,030)	$2,783

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2008

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non-Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Net revenue	$—	$—	$180,221	$16,668	$(3,274)	$193,615

Program and production	—	251	42,449	65	(2,353)	40,412
Selling, general and administrative	5,689	1,419	33,385	1,079	(69)	41,503
Depreciation, amortization and other operating expenses	513	166	50,251	16,775	683	68,388
Total operating expenses	6,202	1,836	126,085	17,919	(1,739)	150,303

Operating (loss) income	(6,202)	(1,836)	54,136	(1,251)	(1,535)	43,312

Equity in earnings of consolidated subsidiaries	29,017	37,993	—	—	(67,010)	—
Interest income	267	2,115	—	355	(2,543)	194
Interest expense	(11,049)	(8,393)	(1,731)	(3,855)	3,081	(21,947)
Other (expense) income	(1,398)	4,950	(4,792)	535	(314)	(1,019)
Total other income (expense)	16,837	36,665	(6,523)	(2,965)	(66,786)	(22,772)

Income tax benefit (provision)	1,445	(119)	(9,236)	(1,572)	—	(9,482)
Income from discontinued operations, net of taxes	131	—	47	—	—	178
Net income (loss)	12,211	34,710	38,424	(5,788)	(68,321)	11,236
Net loss attributable to the noncontrolling interest	—	—	—	—	585	585
Net income (loss) attributable to Sinclair Broadcast Group	$12,211	$34,710	$38,424	$(5,788)	$(67,736)	$11,821

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2009

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Net revenue	$—	$—	$290,678	$26,940	$(4,608)	$313,010

Program and production	—	384	75,280	109	(3,941)	71,832
Selling, general and administrative	8,072	3,911	61,318	2,234	(256)	75,279
Depreciation, amortization and other operating expenses	953	215	225,698	30,195	(10,279)	246,782
Total operating expenses	9,025	4,510	362,296	32,538	(14,476)	393,893

Operating loss	(9,025)	(4,510)	(71,618)	(5,598)	9,868	(80,883)

Equity in earnings of consolidated subsidiaries	(79,148)	(79,280)	—	—	158,428	—
Interest income	561	5,558	—	472	(6,554)	37
Interest expense	(19,996)	(12,157)	(3,002)	(7,968)	7,103	(36,020)
Other income (expense)	20,313	9,868	(9,461)	(385)	(255)	20,080
Total other (expense) income	(78,270)	(76,011)	(12,463)	(7,881)	158,722	(15,903)

Income tax benefit (provision)	4,640	3,206	5,996	(1,400)	—	12,442
Loss from discontinued operations, net of taxes	(217)	—	—	—	—	(217)
Net loss	(82,872)	(77,315)	(78,085)	(14,879)	168,590	(84,561)
Net loss attributable to the noncontrolling interest	—	—	—	—	1,689	1,689
Net loss attributable to Sinclair Broadcast Group	$(82,872)	$(77,315)	$(78,085)	$(14,879)	$170,279	$(82,872)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2008

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Net revenue	$—	$—	$356,386	$29,982	$(6,096)	$380,272

Program and production	—	499	83,202	94	(4,528)	79,267
Selling, general and administrative	10,255	3,224	67,294	2,182	(120)	82,835
Depreciation, amortization and other operating expenses	995	276	97,188	29,866	315	128,640
Total operating expenses	11,250	3,999	247,684	32,142	(4,333)	290,742

Operating (loss) income	(11,250)	(3,999)	108,702	(2,160)	(1,763)	89,530

Equity in earnings of consolidated subsidiaries	53,603	66,850	—	—	(120,453)	—
Interest income	553	3,439	6	382	(4,005)	375
Interest expense	(21,902)	(17,687)	(3,445)	(6,651)	5,070	(44,615)
Other income (expense)	15	10,818	(9,789)	380	(625)	799
Total other income (expense)	32,269	63,420	(13,228)	(5,889)	(120,013)	(43,441)

Income tax benefit (provision)	6,389	1,827	(27,836)	(325)	—	(19,945)
Income from discontinued operations, net of taxes	—	—	47	—	—	47
Net income (loss)	27,408	61,248	67,685	(8,374)	(121,776)	26,191
Net loss attributable to the noncontrolling interest	—	—	—	—	580	580
Net income (loss) attributable to Sinclair Broadcast Group	$27,408	$61,248	$67,685	$(8,374)	$(121,196)	$26,771

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2009

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES	$(22,111)	$(1,489)	$86,889	$(10,670)	$(1,160)	$51,459
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(18)	(674)	(2,653)	(1,537)	—	(4,882)
Purchase of alarm monitoring contracts	—	—	—	(7,618)	—	(7,618)
Distributions from investments	—	—	—	1,398	—	1,398
Investments in equity and cost method investees	(1,130)	—	—	(5,532)	—	(6,662)
Proceeds from sale of assets	—	—	38	—	—	38
Loans to affiliates	(82)	—	—	—	—	(82)
Proceeds from loans to affiliates	82	—	—	—	—	82
Net cash flows used in investing activities	(1,148)	(674)	(2,615)	(13,289)	—	(17,726)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	—	94,509	—	19,455	—	113,964
Repayments of notes payable, commercial bank financing and capital leases	(30,571)	(87,798)	(228)	(10,662)	—	(129,259)
Purchase of subsidiary shares from noncontrolling interest	—	—	—	(3,000)	—	(3,000)
Repurchase of Class A Common Stock	(1,454)	—	—	—	—	(1,454)
Dividends paid on Class A and Class B Common Stock	(16,193)	—	—	—	155	(16,038)
Payments for deferred financing costs	—	—	—	(108)	—	(108)
Noncontrolling interest contribution	—	—	—	226	—	226
Repayments of notes and capital leases to affiliates	(317)	—	(1,137)	—	—	(1,454)
Increase (decrease) in intercompany payables	71,794	(8,482)	(82,272)	17,955	1,005	—
Net cash flows from (used in) financing activities	23,259	(1,771)	(83,637)	23,866	1,160	(37,123)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(3,934)	637	(93)	—	(3,390)
CASH AND CASH EQUIVALENTS, beginning of period	—	9,649	227	6,594	—	16,470
CASH AND CASH EQUIVALENTS, end of period	$—	$5,715	$864	$6,501	$—	$13,080

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2008

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non-Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES	$(18,291)	$(1,377)	$114,813	$(4,148)	$(1,031)	$89,966
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(87)	(152)	(13,685)	(677)	—	(14,601)
Consolidation of variable interest entity	—	—	—	1,328	—	1,328
Purchase of alarm monitoring contracts	—	—	—	(2,298)	—	(2,298)
Payments for acquisition of television stations	—	(17,123)	—	—	—	(17,123)
Payment for acquisition of other operating divisions’ companies	—	—	—	(53,455)	—	(53,455)
Investments in equity and cost method investees	(6,000)	—	—	(14,638)	—	(20,638)
Distributions from investments	860	—	—	715	—	1,575
Proceeds from sale of assets	3	—	142	—	—	145
Loans to affiliates	(85)	—	—	—	—	(85)
Proceeds from loans to affiliates	86	—	—	—	—	86
Net cash flows used in investing activities	(5,223)	(17,275)	(13,543)	(69,025)	—	(105,066)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	—	137,000	—	6,952	—	143,952
Repayments of notes payable, commercial bank financing and capital leases	(109)	(103,924)	(101)	(8,015)	—	(112,149)
Dividends paid on Class A and Class B Common Stock	(32,792)	—	—	—	290	(32,502)
Payments for deferred financing costs	—	—	—	(359)	—	(359)
Proceeds from derivative terminations	—	8,001	—	—	—	8,001
Noncontrolling interest distribution	—	—	—	(201)	—	(201)
Repayments of notes and capital leases to affiliates	(440)	—	(1,271)	—	—	(1,711)
Increase (decrease) in intercompany payables	56,855	(33,202)	(101,409)	77,015	741	—
Net cash flows from (used in) financing activities	23,514	7,875	(102,781)	75,392	1,031	5,031

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(10,777)	(1,511)	2,219	—	(10,069)
CASH AND CASH EQUIVALENTS, beginning of period	—	14,478	2,599	3,903	—	20,980
CASH AND CASH EQUIVALENTS, end of period	$—	$3,701	$1,088	$6,122	$—	$10,911

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Industry risks

•                  the business conditions of our advertisers particularly in the automotive and service industries;

•                  competition with other broadcast television stations, radio stations, multi-channel video programming distributors (MVPDs) and internet and broadband content providers serving in the same markets;

•                  labor disputes and legislation and other union activity;

•                  availability and cost of programming;

•                  the effects of governmental regulation of broadcasting or changes in those regulations and court actions interpreting those regulations, including ownership regulations, indecency regulations, retransmission regulations and political or other advertising restrictions and regulations such as the current controversy surrounding pharmaceutical advertising;

•                  the continued viability of networks and syndicators that provide us with programming content;

•                  the impact of the June 12, 2009 mandatory transition from analog to digital over-the-air broadcasting on television ratings;

•                  the broadcasting community’s ability to develop a viable mobile digital television strategy and platform and the consumers appetite for mobile television;

•                  competition related to the potential implementation of regulations requiring MVPDs to carry low power television stations’ programming;

•                  the operation of low power devices in the broadcast spectrum (white space) could cause harmful interference to our broadcast signals;

•                  the effects of new ratings system technologies, including “people meters”,  and the ability of such technologies to be a reliable standard that can be used by advertisers;

Risks specific to us

•                  our ability to service and refinance our outstanding debt including our ability to address put option exercises in May 2010 and January 2011 related to our 3.0% Notes and 4.875% Notes, respectively, and to avoid a voluntary bankruptcy filing;

•                  any insolvency or bankruptcy proceeding relating to Cunningham Broadcasting Corporation (Cunningham), our LMA partner and VIE, which would cause a default and potential acceleration under our Bank Credit Agreement;

•                  Cunningham could seek to reject our six LMAs with it in a bankruptcy proceeding, which would cause a decrease in our revenue and operating results;

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

•                  the impact of reverse network compensation payments made by us to networks pursuant to our affiliation agreements requiring compensation for network programming and the resulting negative effect on our operating results;

•                  the popularity of syndicated programming we purchase and network programming that we air;

•                  the strength of ratings for our local news broadcasts including our news sharing arrangements;

•                  changes in the makeup of the population in the areas where our stations are located;

•                  our ability to meet NASDAQ Global Select Market listing requirements;

•                  the success of our multi-channel broadcasting initiatives strategy execution including mobile digital television; and

•                  the results of prior year tax audits by taxing authorities.

Other matters set forth in this report and our other reports filed with the SEC, including the Risk Factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2008, as updated in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and in our current Report on Form 8-K filed on July 10, 2009 may also cause actual results in the future to differ materially from those described in the forward-looking statements.  We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this report might not occur.

The following table sets forth certain operating data for the three and six months ended June 30, 2009 and 2008:

STATEMENTS OF OPERATIONS DATA

(in thousands, except for per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Statement of Operations Data:
Net broadcast revenues (a)	$133,008	$163,747	$264,313	$324,639
Revenues realized from station barter arrangements	13,919	15,848	25,817	30,486
Other operating divisions revenues	11,345	14,020	22,880	25,147
Total revenues	158,272	193,615	313,010	380,272

Station production expenses	36,889	40,412	71,832	79,267
Station selling, general and administrative expenses	31,993	34,020	62,903	68,631
Expenses recognized from station barter arrangements	11,293	14,117	21,521	27,634
Amortization of program contract costs and net realizable value adjustments	19,865	21,794	40,623	41,503
Depreciation and amortization expenses (b)	16,780	16,106	33,914	31,198
Other operating divisions expenses	10,891	14,745	23,142	26,679
Corporate general and administrative expenses	6,017	7,483	12,376	14,204
Gain on asset exchange	(1,280)	—	(2,516)	—
Impairment of goodwill and broadcast licenses	—	1,626	130,098	1,626
Operating income (loss)	25,824	43,312	(80,883)	89,530

Interest expense and amortization of debt discount and deferred financing costs	(17,646)	(21,947)	(36,020)	(44,615)
Interest income	11	194	37	375
Gain from sale of assets	50	13	77	51
Gain (loss) from extinguishment of debt	—	—	18,986	(286)
(Loss) gain from derivative instruments	(52)	—	(52)	999
Income (loss) from equity and cost method investees	463	(1,471)	18	(776)
Other income, net	403	439	1,051	811
Income (loss) from continuing operations before income taxes	9,053	20,540	(96,786)	46,089
Income tax (provision) benefit	(6,358)	(9,482)	12,442	(19,945)
Income (loss) from continuing operations	2,695	11,058	(84,344)	26,144

Discontinued Operations:
(Loss) income from discontinued operations, net of related income taxes	(109)	178	(217)	47
Net income (loss)	$2,586	$11,236	$(84,561)	$26,191
Net loss attributable to the noncontrolling interest	197	585	1,689	580
Net income (loss) attributable to Sinclair Broadcast Group	$2,783	$11,821	$(82,872)	$26,771

Basic and Diluted Earnings (Loss) Per Common Share Attributable to Sinclair Broadcast Group:
Earnings (loss) per share from continuing operations	$0.04	$0.13	$(1.03)	$0.31
Earnings per share from discontinued operations	$—	$—	$—	$—
Earnings (loss) per share	$0.04	$0.13	$(1.03)	$0.31
Dividends declared per share	$—	$0.20	$—	$0.40

	June 30, 2009	December 31, 2008

Balance Sheet Data:
Cash and cash equivalents	$13,080	$16,470
Total assets	$1,606,141	$1,816,407
Total debt (c)	$1,317,810	$1,362,278
Total equity (deficit)	$(148,656)	$(58,700)

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

Executive Overview — financial events since March 31, 2009;

Results of Operations — an analysis of our revenues and expenses for the three months ended June 30, 2009 and 2008, including comparisons between quarters and expectations for the three months ended September 30, 2009; and

Liquidity and Capital Resources — an analysis of our cash flows from or used in operating activities, investing activities and financing activities and an update of our debt repurchases during the quarter.

EXECUTIVE OVERVIEW

Second Quarter 2009 Events

•                  On June 16, 2009 and June 19, 2009, Moody’s and S&P, respectively, reduced the rating of the 4.875% Notes two notches. As a result, any holder of the 4.875% Notes may surrender all or any portion of their 4.875% Notes for a conversion into the Company’s common stock at any time at the then-applicable conversion rate;

•                  We have initiated discussions regarding possible alternatives for a solution to the potential put to us by the holders of our 3.0% Notes and 4.875% Notes with those holders;

•                  Cunningham, which is facing significant financial and economic challenges, defaulted under its term loan facility, which default was waived by the loan’s administrative agent, and obtained an extension on the termination date of the term loan facility to July 31, 2009.  On July 31, 2009 the Cunningham term loan facility was extended to October 30, 2009.   To delay or avoid any potential bankruptcy of Cunningham, during the extension, Cunningham and its lenders are working toward a resolution; and

•                  Excluding political, local revenues decreased 20.1% and national revenues decreased 29.3% in the second quarter 2009 versus the second quarter 2008 as current negative financial and economic conditions have severely impacted advertising spending levels particularly in the automotive sector.  However, production, selling and general and administrative expenses combined have decreased 7.5% over the same period primarily as a result of our cost control initiatives.

Other Events

•                  On July 13, 2009, Moody’s and S&P reduced our credit ratings by two notches; and

•                  As of the filing date, in third quarter 2009, we made an add-on cash investment of $0.5 million in various real estate ventures.

RESULTS OF OPERATIONS

In general, this discussion is related to the results of our continuing operations, except for discussions regarding our cash flows, which also include the results of our discontinued operations.  Unless otherwise indicated, references in this discussion and analysis to the second quarter of 2009 and 2008 refer to the three months ended June 30, 2009 and 2008, respectively.  Additionally, any references to the first, third or fourth quarter are to the three months ended March 31, September 30 and December 31, respectively, for the year being discussed.  During 2008, we determined we have two reportable segments, “broadcast” and “other operating divisions” that are disclosed separately from our corporate activities.  We have restated prior period information to reflect our new segments.  See the Recent Accounting Pronouncements section in Note 1.  Summary of Significant Accounting Policies in the notes to our consolidated financial statements for more information.

BROADCAST SEGMENT

Broadcast Revenue

The following table presents our revenues from continuing operations, net of agency commissions, for the three and six months ended June 30, 2009 and 2008 (in millions):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2009	2008	Percent Change	2009	2008	Percent Change
Local revenues:
Non-political (a)	$77.2	$96.6	(20.1)%	$155.1	$190.9	(18.8)%
Political	0.2	1.4	(b)	0.3	2.6	(b)
Total local	77.4	98.0	(21.0)%	155.4	193.5	(19.7)%

National revenues:
Non-political	31.9	45.1	(29.3)%	64.4	90.7	(29.0)%
Political	0.5	2.2	(b)	0.7	4.2	(b)
Total national	32.4	47.3	(31.5)%	65.1	94.9	(31.4)%

Total net times sales	109.8	145.3	(24.4)%	220.5	288.4	(23.5)%

Other revenues	23.2	18.4	26.1%	43.8	36.2	21.0%
Total net broadcast revenues	$133.0	$163.7	(18.8)%	$264.3	$324.6	(18.6)%

(a)                                  Revenue of $5.0 million and $5.6 million for the quarters ended June 30, 2009 and 2008, respectively, was generated from our retransmission consent agreements and categorized as local/regional advertising.  For the six months ended June 30, 2009 and 2008, revenue generated from retransmission consent agreements categorized as local/regional advertising was $10.2 million and $11.8 million, respectively.

(b)                                 Political revenue is not comparable from year to year due to cyclicality of elections.  See Political Revenues below for more information.

Net broadcast revenues.   From a revenue category standpoint, the second quarter 2009, when compared to the same period in 2008, was impacted by decreases in virtually all of the advertising sectors.  Services represented our largest category at 16.7% of the quarter’s net time sales.  Automotive, which typically is our largest category, represented 14.7% of the quarter’s net time sales.  Our net times sales from the automotive sector were down 46.1% in the second quarter 2009 compared to the same period in 2008.

The following table presents our time sales revenue from continuing operations, net of agency commissions, by network affiliates for the three and six months ended June 30, 2009 and 2008 (dollars in millions):

		Percent of Sales for the six	For the three months			For the six months
	# of	months ended	ended June 30,		Percent	ended June 30,		Percent
	Stations	June 30, 2009	2009	2008	Change	2009	2008	Change
FOX	20	46.0%	$50.1	$66.0	(24.1)%	$101.5	$134.6	(24.6)%
MyNetworkTV	17	19.2%	20.7	25.8	(19.8)%	42.3	51.4	(17.7)%
ABC	9	18.7%	21.6	29.6	(27.0)%	41.3	55.8	(26.0)%
The CW	9	12.8%	13.7	19.0	(27.9)%	28.3	37.7	(24.9)%
CBS	2	2.5%	2.9	3.8	(23.7)%	5.4	6.7	(19.4)%
NBC	1	0.7%	0.7	0.9	(22.2)%	1.5	1.9	(21.1)%
Digital (a)	4	0.1%	0.1	0.2	(50.0)%	0.2	0.3	(33.3)%
Total	62		$109.8	$145.3	(24.4)%	$220.5	$288.4	(23.5)%

(a)                                  Three television stations are broadcasting MyNetworkTV programming and one television station is broadcasting independent programming on a second digital signal.

Political Revenues.  Political revenues decreased by $2.9 million to $0.7 million for the second quarter 2009 when compared to the same period in 2008.  For the six months ended June 30, 2009, political revenues decreased by $5.8 million to $1.0 million when compared to the same period in 2008.  Political revenues are typically lower in non-election years such as 2009 and were especially robust in 2008 because of the presidential election.

Local Revenues.  Our revenues from local advertisers, excluding political revenues, were down $19.4 million for the three months ended June 30, 2009 when compared to 2008.  For the six months ended June 30, 2009, local advertisers, excluding political revenues, were down $35.8 million when compared to the same period in 2008.  This decrease was primarily due to current negative financial and economic conditions which have impeded advertising spending levels, as well as, a $4.9 million decrease due to a change in networks for the Super Bowl programming from FOX to NBC.

National Revenues.  Our revenues from national advertisers, excluding political revenues were down $13.2 million for the three months ended June 30, 2009 when compared to 2008.  This decrease was due to current negative financial and economic conditions which have impeded advertising spending levels.  For the six months ended June 30, 2009, national advertisers, excluding political revenues, were down $26.3 million when compared to the same period in 2008.  Over the past few years national revenues have trended downward.  We believe this trend represents a shift in the way national advertising dollars are being spent and we believe this trend will continue in the future.  Advertisers in major categories are shifting significant portions of their advertising budgets away from spot television into non-traditional media, in-store promotions and product placement in network shows.  Automotive decreases are due to automotive companies reducing advertising budgets as a result of the extreme detrimental market conditions in their industry and shifting advertising to specific markets.  We expect this trend to continue into 2010.

Other Revenues.   Our other revenues consist primarily of revenues from retransmission consent agreements with MVPDs, network compensation, production revenues and revenues from our outsourcing agreements.  The increase in other revenue is primarily attributable to growth in our retransmission revenues.  Our retransmission consent agreements, including the advertising component, generated $23.6 million in total broadcast revenues during the second quarter 2009 compared with $18.7 million during the same period in 2008.  For the six months ended June 30, 2009, retransmission consent agreements, including the advertising component, generated $44.7 million in total broadcast revenues compared with $38.3 million during the same period in 2008.

Broadcast Expenses

The following table presents our significant expense categories in our broadcast segment for the three and six months ended June 30, 2009 and 2008 (in millions):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2009	2008	Percent Change (Increase/ (Decrease))	2009	2008	Percent Change (Increase/ (Decrease))

Station production expenses	$36.9	$40.4	(8.7)%	$71.8	$79.3	(9.5)%
Station selling, general and administrative expenses	$32.1	$33.9	(5.3)%	$62.9	$68.4	(8.0)%
Amortization of program contract costs and net realizable value adjustments	$19.9	$21.8	(8.7)%	$40.6	$41.5	(2.2)%
Corporate general and administrative expenses	$1.8	$1.6	12.5%	$3.7	$3.6	2.8%
Gain on asset exchange	$1.3	$—	100.0%	$2.5	$—	100.0%
Impairment of goodwill, intangible and other assets	$—	$—	—	$130.1	$—	100.0%

Station production expenses.  Station production expenses decreased during the second quarter 2009 compared to the same period in 2008 due to decreases in compensation expenses of $1.7 million, engineering expenses of $1.5 million, news expenses of $0.8 million and LMAs and outsourcing agreements of $0.5 million.  These decreases were partially offset by an increase in music license fees of $0.4 million, promotion expenses of $0.4 million and rating service fees of $0.2 million.

Station production expenses decreased during the six months ended June 30, 2009 compared to the same period in 2008, due to decreases in compensation expenses of $2.6 million, promotion expenses of $2.1 million, engineering expenses of $1.6 million, news expense of $1.1 million, LMAs and outsourcing agreements of $0.4 million, production expenses of $0.3 million, on air operations of $0.1 million and miscellaneous expenses of $0.1 million.  These decreases were partially offset by an increase in rating service fees of $0.4 million and music license fees of $0.4 million.

Station selling, general and administrative expenses.  Station selling, general and administrative expenses decreased during the second quarter 2009 compared to same period in 2008, due to decreases in local commissions of $2.4 million, compensation expenses of $1.1 million, national sales representative commission costs of $1.0 million and sales expenses of $0.7 million partially offset by an increase in bad debt expense of $2.8 million, trade expenses of $0.5 million and other general and administrative expenses of $0.1 million.

Station selling, general and administrative expenses decreased during the six months ended June 30, 2009 compared to same period in 2008, due to decreases in local commissions of $4.5 million, national sales representative commission costs of $2.0 million, compensation expenses of $2.0 million and sales expenses of $1.5 million partially offset by an increase in bad debt expense of $2.9 million, trade expenses of $1.2 million and other general and administrative expenses of $0.4 million.

In general, our compensation related costs have decreased due to our cost control initiatives which included a reduction in staffing levels.

We expect third quarter 2009 station production and station selling, general and administrative expenses, excluding barter, to trend lower than our second quarter 2009 results.

Amortization of program contract costs and net realizable value adjustments.  The amortization of program contract costs decreased during the second quarter 2009 compared to the same period in 2008 due to a decrease of $3.0 million in write-downs of our program contract costs partially offset by an increase of $1.1 million in program amortization. Program contract cost write-downs were $0.5 million in second quarter 2009 compared to $3.5 million in 2008.  The amortization of program contract costs increased during the six months ended June 30, 2009 compared to the same period in 2008 primarily due to an increase in program amortization of $3.4 million partially offset by a decrease of $4.3 million in write-downs of our program contract costs. Program contract cost write-downs were $0.8 million during the six month ended June 30, 2009 compared to $5.1 million during 2008. We expect program contract amortization to trend lower in third quarter 2009 compared to second quarter 2009.

Corporate general and administrative expenses.  Corporate general and administrative expenses allocated to the broadcast segment include, among other things, corporate departmental compensation expenses, health and other insurance, rent, communication, consulting fees, legal fees and strategic development initiatives.  Broadcast segment departments include finance, technology, sales and traffic, engineering, operations and purchasing.

Corporate general and administrative expenses increased in the second quarter 2009 when compared to the same period in 2008 primarily due to an increase in insurance costs.

Corporate general and administrative expenses increased during the six months ended June 30, 2009 when compared to the same period in 2008.  An increase in insurance costs of $0.9 million was partially offset by a decrease in strategic news development costs of $0.5 million and compensation expense including stock based awards of $0.3 million.

We expect corporate overhead expenses to increase in third quarter 2009 compared to second quarter 2009.

Gain on asset exchange.  During second quarter 2009 and the six months ended June 30, 2009, we recognized a non-cash gain of $1.3 million and $2.5 million, respectively, from the exchange of equipment under agreements with Sprint Nextel Corporation.

Impairment of goodwill, broadcast licenses and other assets.  Due to the severity of the economic downturn and the decrease of our market capitalization in first quarter 2009, we tested our goodwill and broadcast licenses for impairment.  See Note 4. Goodwill, Broadcast Licenses and Other Intangible Assets, in the Notes to our Consolidated Financial Statements.  During the first quarter of 2009, we recorded an impairment of $69.5 million and $60.6 million related to our goodwill and broadcast licenses, respectively.  No impairment was recorded for the second quarter 2009.

OTHER OPERATING DIVISIONS SEGMENT

The following table presents our other operating divisions segment revenue and expenses related to G1440 Holdings, Inc. (G1440), an information technology staffing, consulting and software development company; Acrodyne Communications, Inc. (Acrodyne), a manufacturer of television transmissions systems; Triangle Signs & Services, LLC. (Triangle), a sign designer and fabricator, Alarm Funding Associates, LLC. (Alarm Funding), a regional security alarm operating and bulk acquisition company; and real estate ventures for the three and six months ended June 30, 2009 and 2008 (in millions):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2009	2008	Percent Change (Increase/ (Decrease))	2009	2008	Percent Change (Increase/ (Decrease))
Revenues:
G1440	$1.5	$3.0	(50.0)%	$3.2	$5.8	(44.8)%
Acrodyne	$1.8	$1.6	12.5%	$3.5	$2.2	59.1%
Triangle	$5.1	$6.9	(26.1)%	$11.0	$13.6	(19.1)%
Alarm Funding	$1.6	$0.5	220.0%	$2.9	$1.0	190.0%
Real Estate Ventures	$1.3	$2.0	(35.0)%	$2.3	$2.5	(8.0)%

Expenses: (a)
G1440	$1.6	$3.1	(48.4)%	$3.4	$6.0	(43.3)%
Acrodyne	$2.1	$3.2	(34.4)%	$3.9	$4.4	(11.4)%
Triangle	$5.1	$6.5	(21.5)%	$11.2	$12.6	(11.1)%
Alarm Funding	$1.4	$0.6	133.3%	$2.5	$1.2	108.3%
Real Estate Ventures	$1.9	$2.5	(24.0)%	$4.1	$3.2	28.1%

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

Increases in revenues and expenses in the second quarter 2009 and for the six months ended June 30, 2009 compared to the same periods in 2008 for Alarm Funding are primarily due to the acquisition of new alarm monitoring contracts.  Decreases in revenues for the second quarter and for the six months ended June 30, 2009 compared to 2008 for Triangle are primarily due to a decline in order volume related to a decrease in expansion and merger activity due to the economic downturn.

Decreases in consolidated real estate ventures revenue and expenses in the second quarter 2009 and for the six months ended June 30, 2009 compared to the same periods in 2008 are primarily due to the weakening real estate market.  Due to the continued weakening of the real estate market, we have seen a delay in revenue growth from both our consolidated and unconsolidated (noted below) real estate ventures.

Income (Loss) from Equity and Cost Method Investments.  Results of our equity and cost method investments in private investment funds and real estate ventures are included in income (loss) from equity and cost method investments in our consolidated statements of operations.  During the six months ended June 30, 2009, we recorded income of less than $0.1 million primarily related to our real estate ventures.  During the six months ended June 30, 2008, we recorded a loss of $1.5 million related to certain private investment funds and a loss of $0.3 million related to our real estate ventures.

CORPORATE AND UNALLOCATED EXPENSES

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2009	2008	Percent Change (Increase/ (Decrease))	2009	2008	Percent Change (Increase/ (Decrease))

Corporate general and administrative expenses	$4.0	$5.6	(28.6)%	$8.1	$10.0	(19.0)%
Interest expense	$17.3	$21.7	(20.3)%	$35.4	$44.1	(19.7)%
Gain from extinguishment of debt	$—	$—	—	$19.0	$—	100.0%
Income tax (provision) benefit	$(6.4)	$(9.5)	(32.6)%	$12.4	$(19.9)	162.3%

Corporate general and administrative expenses. Unallocated corporate general and administrative expenses represent the costs to operate our corporate headquarters location.  Corporate departments include executive, treasury, accounting, human resources, corporate relations and legal.

Corporate general and administrative expenses decreased in the second quarter 2009 when compared to the same period in 2008 due to a decrease in compensation expenses including stock based awards of $1.1 million, professional fees of $0.4 million and other general and administrative costs of $0.1 million.

Corporate general and administrative expenses decreased during the six months ended June 30, 2009 when compared to the same period in 2008 due to a decrease in compensation expenses including stock based awards of $1.5 million, building rent expense of $0.2 million and other general and administrative costs of $0.2 million.

We expect corporate general and administrative expenses to increase in third quarter 2009 compared to second quarter 2009.

Interest expense.  Interest expense has been decreasing since 2004, primarily due to refinancings we have undertaken.  The decrease during the second quarter 2009 and the six months ended June 30, 2009 compared to the same periods in 2008 is primarily due to open market repurchases of the 6.0% Debentures, the 3.0% Notes and the 8.0% Notes.  In addition, a decrease in LIBOR has lowered interest expense on our Term Loans.  We expect interest expense to increase in third quarter 2009 compared to second quarter 2009.

Gain from extinguishment of debt.  During the six months ended June 30, 2009, we repurchased, in the open market, $50.7 million face value of the 3.0% Notes, resulting in a gain of $18.5 million from extinguishment of debt.  We also repurchased, in the open market, $1.0 million face value of the 6.0% Debentures, resulting in a gain of $0.5 million from extinguishment of debt. All debt repurchases in 2009 were made during first quarter 2009.  During the six months ended June 30, 2008, we repurchased, in the open market, $15.4 million face value of the 8.0% Notes, resulting in a loss of $0.3 million from extinguishment of debt.

Income tax (provision) benefit.  The effective tax rate for the three months ended June 30, 2009 including the effects of the noncontrolling interest was a provision of 68.7% as compared to a provision of 44.9% during the same period in 2008. The increase in the effective tax rate for the three months ended June 30, 2009 as compared to the same period 2008 is primarily due to a greater valuation allowance provided for in 2009.

The effective tax rate for the six months ended June 30, 2009 including the effects of the noncontrolling interest was a benefit of 13.1% as compared to a provision of 42.7% during the same period in 2008. Due to our pre-tax loss in 2009 compared to our pre-tax income in 2008, we incurred a tax provision in 2008 versus a tax benefit in 2009. The difference in the absolute value of the tax rate between 2009 and 2008 is primarily because: 1) impairments of certain indefinite-lived intangible assets recorded in 2009 that are not deductible for income tax purposes and 2) a greater valuation allowance provided for in 2009.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2009, we had $13.1 million in cash and cash equivalent balances and negative working capital of approximately $342.1 million.  Cash generated by our operations and availability under our Revolving Credit Facility are used as our primary source of liquidity.  We anticipate that cash flow from our operations and borrowing capacity under the Revolving Credit Facility will be sufficient to satisfy our debt service obligations with the exception of the potential puts related to our 3.0% Notes and 4.875% Notes discussed below, capital expenditure requirements, certain committed strategic investments and working capital needs.  As of June 30, 2009, we had drawn $104.5 million on our Revolving Credit Facility and $64.1 million of current borrowing capacity was available.

We filed a $500.0 million universal shelf registration statement with the SEC which became effective April 22, 2009.  We may use the universal shelf registration statement to issue common and preferred equity, debt securities and securities convertible into equity, however, our ability to issue securities pursuant to this registration may be hindered due to negative capital markets.

Currently, we are exploring alternative solutions relative to the potential put to us by the holders of our 3.0% Notes and 4.875% Notes in May 2010 and January 2011, respectively.  We have initiated discussions regarding possible alternatives with holders of these notes.  However, there is no assurance that such discussions will produce any alternative solutions and we may not be able to refinance or extinguish these notes by the respective put dates.  Any inability to refinance or retire such notes on their respective put dates could have a significant negative impact on our operating results, the value of our securities and our financial condition, and could cause us to consider other restructuring and deleveraging alternatives including a voluntary bankruptcy filing under Chapter 11 of the U.S. Bankruptcy Code.  As of June 30, 2009, the face values of our 3.0% Notes and 4.875% Notes were $294.3 million and $143.5 million, respectively.

Debt Rating Downgrade

Our ability to finance working capital needs, capital expenditures and general corporate needs from the public and private markets, as well as the associated cost of funding is dependent, in part, on our credit ratings.  As of the filing date, our credit ratings, as assigned by Moody’s Investor Services (Moody’s) and Standard & Poor’s Ratings Services (S&P) were:

	Moody’s	S&P
Senior Secured Credit Facilities	B1	B+
Corporate Credit	Caa2	B-
Senior Subordinated Notes	Caa2	B-
4.875% and 3.0% Convertible Senior Notes	Caa3	CCC

On June 16, 2009 and June 19, 2009, Moody’s and S&P, respectively, reduced the rating of the 4.875% Notes two notches.  As a result, any holder of the 4.875% Notes may surrender all or any portion of their notes for a conversion into our Class A Common Stock at any time at the then-applicable conversion rate.  As of June 30, 2009, holders of the 4.875% Notes have the option to convert each $1,000 of principal amount of the 4.875% Notes held into 44.7015 shares of common stock at a conversion price of approximately $22.37 per share.

Cunningham Term Loan Facility

Cunningham Broadcasting Corporation (Cunningham), one of our consolidated VIEs, holds a  $33.5 million term loan facility originally entered into on March 20, 2002, with an unrelated third party.  Interest is paid quarterly at a rate of LIBOR plus 1.5%.  Primarily all of Cunningham’s assets are collateral for its term loan facility, which is non-recourse to us.   Cunningham’s term loan facility was declared in default as of June 5, 2009 for failure to timely deliver certain annual financial statements. Effective as of June 5, 2009, a default interest rate of LIBOR plus 3.5% has been instituted on all outstanding borrowings under the facility.  On June 30, 2009, the default was waived and the termination date of the Cunningham term loan facility was extended from June 30, 2009 to July 31, 2009, subject to certain conditions, including maintaining the default interest rate.  On July 31, 2009, the Cunningham term loan facility was extended to October 30, 2009. The extension requires that Cunningham make $0.2 million principal payments on its term loan facility as of the first day of each of August, September and October with the balance due on October 30, 2009.  Our Bank Credit Agreement contains certain cross-default provisions with respect to Cunningham as a “Material Third Party Licensee,” as defined in the Bank Credit Agreement, pursuant to which a default would be caused by the institution of insolvency or similar proceedings, either voluntary or involuntary, with respect to Cunningham, resulting in potential acceleration under our Bank Credit Agreement.  To delay or avoid any potential bankruptcy of Cunningham, during the extension, Cunningham and its lenders are working toward a resolution.

Sources and Uses of Cash

The following table sets forth our cash flows for the three and six months ended June 30, 2009 and 2008 (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Net cash flows from operating activities	$27.7	$41.9	$51.5	$89.9

Cash flows used in investing activities:
Acquisition of property and equipment	$(2.1)	$(8.7)	$(4.9)	$(14.6)
Payments for acquisition of television stations	—	(0.1)	—	(17.1)
Consolidation of variable interest entity	—	(0.9)	—	1.3
Payments for acquisitions of other operating divisions companies	—	(19.0)	—	(53.4)
Dividends and distributions from cost method investees	0.2	0.7	1.4	1.6
Purchase of alarm monitoring contracts	(4.4)	(1.4)	(7.6)	(2.3)
Investments in equity and cost method investees	(2.0)	(12.4)	(6.7)	(20.6)
Other	0.1	0.1	0.1	—
Net cash flows used in investing activities	$(8.2)	$(41.7)	$(17.7)	$(105.1)

Cash flows (used in) from financing activities:
Proceeds from notes payable, commercial bank financing and capital leases	$24.9	$64.4	$114.0	$144.0
Repayments of notes payable, commercial bank financing and capital leases	(40.7)	(47.7)	(129.3)	(112.1)
Repurchase of Class A Common Stock	—	—	(1.5)	—
Dividends paid on Class A and Class B Common Stock	—	(17.4)	(16.0)	(32.5)
Proceeds from derivative terminations	—	—	—	8.0
Purchase of subsidiary shares from noncontrolling interest	(1.0)	—	(3.0)	—
Noncontrolling interest (distributions) contributions	—	(0.2)	0.2	(0.2)
Other	(0.8)	(1.0)	(1.5)	(2.1)
Net cash flows (used in) from financing activities	$(17.6)	$(1.9)	$(37.1)	$5.1

Operating Activities

Net cash flows from operating activities decreased during the second quarter 2009 compared to the same period in 2008.  During 2009, we received $21.6 million less in cash receipts from customers, net of cash payments to vendors and other working capital cash activities. This amount was partially offset by $0.1 million more in distributions received from equity and cost method investees and $1.4 million less in program payments.  Additionally, we paid $3.3 million less in interest and $2.6 million less in tax payments.

Net cash flows from operating activities decreased during the six months ended June 30, 2009 compared to the same period in 2008.  During 2009, we received $46.1 million less in cash receipts from customers and paid $1.4 million more in program payments.  These amounts were partially offset by $6.6 million less in interest paid and $2.5 million less in tax payments.

We expect program payments to decrease in the third quarter 2009 compared to the second quarter 2009.

Investing Activities

Net cash flows used in investing activities decreased during the second quarter 2009 compared to the same period in 2008.  During the second quarter 2009, we paid $19.0 million less for the purchase of other operating divisions companies.  We made $10.4 million less in equity investments and decreased our capital expenditures by $6.6 million.  These amounts were partially offset by an increase in the purchase of alarm monitoring contracts of $3.0 million.

Net cash flows used in investing activities decreased during the six months ended June 30, 2009 compared to the same period in 2008, as we focused our cash use towards debt and stock redemptions in the first quarter of 2009 and conservation of cash during the second quarter of 2009 instead of new investment opportunities.  During the six months ended June 30, 2009, we paid $53.4 million less for the purchase of other operating divisions companies and $17.1 million less for the purchase of television stations.  We made $13.9 million less in equity investments and decreased our capital expenditures by $9.7 million.  These amounts were partially offset by an increase in the purchase of alarm monitoring contracts of $5.3 million.

For third quarter 2009, we anticipate incurring more capital expenditures than incurred in the second quarter.

Financing Activities

Net cash flows used in financing activities increased in the second quarter of 2009 compared to the same period in 2008.  Our debt repayments, net of debt issuances to non-affiliates in second quarter 2009, were $15.8 million compared to debt issuances, net of debt repayments of $16.7 million in second quarter 2008.  In addition, we paid $17.4 million less for common stock dividends during second quarter 2009 as compared to second quarter 2008.

Net cash flows used in financing activities increased during the six months ended June 30, 2009 compared to the same period in 2008.  Our debt repayments, net of debt issuances to non-affiliates during the six months ended June 30, 2009, were $15.3 million compared to debt issuances, net of debt repayments of $31.9 million during the same period in 2008.  In addition, we paid $1.5 million more for the repurchase of our Class A Common during the six months ended June 30, 2009 as compared to the same period 2008.  These amounts were partially offset by decrease in common stock dividend payment of $16.5 million

Seasonality/Cyclicality

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

CONTRACTUAL CASH OBLIGATIONS

During first quarter 2009, we repurchased, in the open market $50.7 million face value of the 3.0% Notes for $30.0 million and $1.0 million face value of the 6.0% Debentures for $0.5 million. We did not repurchase any outstanding debt in the second quarter 2009.  From time to time, we may repurchase additional outstanding debt on the open market.  As of June 30, 2009, the face amount of the 3.0% Notes and 6.0% Debentures was $294.3 million and $134.1 million, respectively.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Internal Control over Financial Reporting

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and effectiveness of our disclosure controls and procedures and our internal control over financial reporting as of June 30, 2009.

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

Assessment of Effectiveness of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures as of June 30, 2009, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during or subsequent to the quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

Except for the updated risk factors provided below, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008 and on Form 8-K filed with the SEC on July 10, 2009.

We may not be able to address the put options exercisable in May 2010 and January 2011, related to our 3.0% Notes and 4.875% Notes, respectively.  The inability to refinance or retire such notes on their respective put dates could have a significant negative impact on our operating results, the value of our securities and our financial condition, and could cause us to consider other restructuring and deleveraging alternatives, including a voluntary bankruptcy filing under Chapter 11 of the U.S. Bankruptcy Code.

We have a substantial amount of debt which the holders thereof may require us to repurchase within the next 18 months.  Of the $1,317.8 million of total debt outstanding as of June 30, 2009, $286.8 million relates to our 3.0% Notes, face value of $294.3 million offset by $7.5 million of discount and our 4.875% Notes, face value of $143.5 million which the holders thereof may require us to repurchase for cash at a price equal to 100% of the principal amount, plus accrued and unpaid interest on May 15, 2010 and January 15, 2011, respectively.  At our current stock trading price levels, it is highly probable that the holders of these notes will exercise their put option.  If we are required to repurchase our 3.0% Notes and 4.875% Notes, we do not have the cash necessary to meet our repurchase obligations.  As a result, we have begun discussions with certain of the holders of our 3.0% Notes and 4.875% Notes regarding the restructuring of the notes.  In addition, we may seek access to capital markets to secure debt and equity financing.  The timing, terms, size and pricing of any restructured debt or new debt and equity financing will depend on investor interest and market conditions and there can be no assurance that we will be able to obtain any such financings.  As a result, we may not be able to refinance or retire these notes on the put dates.  The inability to successfully restructure, refinance or retire these notes upon a put will have a material negative impact on our operating results, the value of our securities and our financial condition.  Under such circumstances, or if we believe such circumstances are likely to occur, we may consider or pursue various forms of negotiated restructurings and deleveraging of our debt and equity obligations and/or asset sales, which may be required to occur under court supervision pursuant to a voluntary bankruptcy filing under Chapter 11 of the U.S. Bankruptcy Code. In addition, under certain circumstances, creditors may file an involuntary petition for bankruptcy against us.  Due to the possibility of such circumstances occurring, we have begun planning for such potential restructurings.

Our substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling our debt obligations.

We have a high level of debt, totaling $1, 317.8 million at June 30, 2009, compared to the book value of shareholders’ deficit of $148.7 million on the same date.  The debt of Sinclair Television Group Inc (STG), our television operating subsidiary, which includes its subsidiaries debt, totaled $689.1 million as of June 30, 2009 of which SBG guaranteed $631.0 million.  Our relatively high level of debt poses the following risks, particularly in periods of declining revenues:

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

•                  our ability to finance working capital needs and general corporate purposes for the public and private markets, as well as the associated cost of funding is dependent, in part, on our credit ratings.  As of the filing date of this Quarterly Report on Form 10-Q, our credit ratings, as assigned by Moody’s Investor Services (Moody’s) and Standard & Poor’s Ratings Services (S&P) were:

	Moody’s	S&P
Senior Secured Credit Facilities	B1	B+
Corporate Credit	Caa2	B-
Senior Subordinated Notes	Caa2	B-
4.875% and 3.0% Convertible Senior Notes	Caa3	CCC

On June 16, 2009 and June 19, 2009, Moody’s and S&P, respectively, reduced the rating of the 4.875% Notes two notches. As a result, any holder of the 4.875% Notes may surrender all or any portion of their notes for a conversion into the Class A Common Stock at any time at the then-applicable conversion rate. As of June 30, 2009, holders of the 4.875% Notes have the option to convert each $1,000 of principal amount of the 4.875% Notes held into 44.7015 shares of common stock at a conversion price of approximately $22.37 per share.

The credit ratings previously stated are not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal by the assigning rating organization.  Each rating should be evaluated independently of any other rating.

•                  we may be more vulnerable to adverse economic conditions than less leveraged competitors and thus, less able to withstand competitive pressures; and

•                  of the $1.3 billion of total debt outstanding, $406.3 million relates to our Bank Credit Agreement.  The interest rate under our Bank Credit Agreement is a floating rate and will increase if interest rates increase.  This will reduce the funds available to repay our obligations and for operations and future business opportunities and will make us more vulnerable to the consequences of our leveraged capital structure.

Any of these events could reduce our ability to generate cash available for investment, debt repayment, capital improvements or to respond to events that would enhance profitability.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of Sinclair Broadcast Group, Inc. was held on June 4, 2009.  At the meeting, two items, as set forth in the proxy statement dated April 20, 2009, were submitted to the shareholders for a vote.  In response to Proposal I, the shareholders elected all persons nominated for directors as set forth in our proxy statement dated April 20, 2009, for a term expiring at the next annual shareholders meeting in 2010.  The table below sets forth the results of the voting for nominated directors:

Election of Directors	For	Against or Withheld
David D. Smith	373,764,373	13,210,858
Frederick G. Smith	373,437,889	13,537,342
J. Duncan Smith	373,444,118	13,531,113
Robert E. Smith	373,551,803	13,423,428
Basil A. Thomas	370,305,151	16,670,080
Lawrence E. McCanna	373,605,991	13,369,240
Daniel C. Keith	372,817,802	14,157,429
Martin R. Leader	385,272,943	1,702,288

In response to Proposal II, the shareholders ratified the appointment of PricewaterhouseCoopers, LLP as our independent auditors for the fiscal year ended December 31, 2009.  The table below sets forth the results of the voting for PricewaterhouseCoopers, LLP:

For	Against	Abstain
386,382,475	410,031	182,725

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description

31.1	Certification by David D. Smith, as Chairman and Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to Rule 13a-14(a) of the Exchange Act (15 U.S.C. § 7241).

31.2	Certification by David B. Amy, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to Rule 13a-14(a) of the Exchange Act (15 U.S.C. § 7241).

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on the 7th day of August 2009.

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