Form 10-Q
period 2009-09-30
SINCLAIR BROADCAST GROUP INC
filed 2009-11-06
CIK 912752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such file).  Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of each class	Number of shares outstanding as of November 2, 2009
Class A Common Stock	47,375,437
Class B Common Stock	32,453,859

SINCLAIR BROADCAST GROUP, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2009

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data) (Unaudited)

	As of September 30, 2009	As of December 31, 2008
		(See Note 1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,224	$16,470
Accounts receivable, net of allowance for doubtful accounts of $2,972 and $3,327, respectively	96,122	107,376
Affiliate receivable	49	65
Current portion of program contract costs	54,948	55,751
Income taxes receivable	318	2,334
Prepaid expenses and other current assets	7,993	9,453
Deferred barter costs	4,366	2,654
Deferred tax assets	9,022	9,022
Total current assets	183,042	203,125

PROGRAM CONTRACT COSTS, less current portion	21,141	27,548
PROPERTY AND EQUIPMENT, net	303,868	336,964
GOODWILL	754,727	824,188
BROADCAST LICENSES	76,235	132,422
DEFINITE-LIVED INTANGIBLE ASSETS, net	194,707	205,743
OTHER ASSETS	95,428	86,417
Total assets	$1,629,148	$1,816,407

LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$3,882	$4,817
Accrued liabilities	48,692	79,584
Current portion of notes payable, capital leases and commercial bank financing	35,549	67,066
Current portion of notes and capital leases payable to affiliates	2,903	2,845
Current portion of program contracts payable	105,005	91,366
Deferred barter revenues	4,997	2,657
Total current liabilities	201,028	248,335

LONG-TERM LIABILITIES:
Notes payable, capital leases and commercial bank financing, less current portion	1,235,127	1,261,506
Notes payable and capital leases to affiliates, less current portion	25,496	30,861
Program contracts payable, less current portion	57,291	81,315
Deferred tax liabilities	194,989	204,051
Other long-term liabilities	47,391	49,039
Total liabilities	1,761,322	1,875,107

EQUITY (DEFICIT):
SINCLAIR BROADCAST GROUP SHAREHOLDERS’ EQUITY (DEFICIT):
Class A Common Stock, $.01 par value, 500,000,000 shares authorized, 47,322,031 and 46,510,647 shares issued and outstanding, respectively	473	465
Class B Common Stock, $.01 par value, 140,000,000 shares authorized, 32,453,859 and 34,453,859 shares issued and outstanding, respectively, convertible into Class A Common Stock	325	345
Additional paid-in capital	605,387	605,865
Accumulated deficit	(746,116)	(678,182)
Other comprehensive loss	(3,337)	(3,495)
Total Sinclair Broadcast Group shareholders’ deficit	(143,268)	(75,002)
Noncontrolling interest	11,094	16,302
Total deficit	(132,174)	(58,700)
Total liabilities and equity (deficit)	$1,629,148	$1,816,407

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
		(See Note 1)		(See Note 1)
REVENUES:
Station broadcast revenues, net of agency commissions	$136,427	$150,119	$400,740	$474,758
Revenues realized from station barter arrangements	13,010	14,562	38,827	45,048
Other operating divisions revenues	10,690	13,510	33,570	38,657
Total revenues	160,127	178,191	473,137	558,463

OPERATING EXPENSES:
Station production expenses	34,368	38,959	106,200	118,226
Station selling, general and administrative expenses	28,484	33,867	91,387	102,498
Expenses recognized from station barter arrangements	11,164	12,760	32,685	40,394
Amortization of program contract costs and net realizable value adjustments	17,021	21,744	57,644	63,247
Other operating divisions expenses	11,280	13,397	34,422	40,076
Depreciation of property and equipment	9,995	11,700	32,456	33,812
Corporate general and administrative expenses	6,109	5,919	18,485	20,123
Amortization of definite-lived intangible assets and other assets	6,230	4,606	17,683	13,692
Gain on asset exchange	(500)	(2,163)	(3,016)	(2,163)
Impairment of goodwill, intangible and other assets	243	—	130,341	1,626
Total operating expenses	124,394	140,789	518,287	431,531
Operating income (loss)	35,733	37,402	(45,150)	126,932

OTHER INCOME (EXPENSE):
Interest expense and amortization of debt discount and deferred financing costs	(17,466)	(21,568)	(53,486)	(66,183)
Interest income	3	224	40	599
Gain (loss) from sale of assets	49	(3)	126	48
Gain from extinguishment of debt	—	432	18,986	146
(Loss) gain from derivative instruments	(50)	—	(102)	999
Income (loss) from equity and cost method investments	453	658	471	(118)
Other income, net	446	451	1,497	1,262
Total other expense	(16,565)	(19,806)	(32,468)	(63,247)
Income (loss) from continuing operations before income taxes	19,168	17,596	(77,618)	63,685
INCOME TAX (PROVISION) BENEFIT	(3,313)	(8,359)	9,129	(28,304)
Income (loss) from continuing operations	15,855	9,237	(68,489)	35,381
DISCONTINUED OPERATIONS:
Income (loss) from discontinued operations, net of related income tax provision of $24, $187, $241, and $232 respectively	245	(38)	28	9
NET INCOME (LOSS)	16,100	9,199	(68,461)	35,390
Net (income) loss attributable to the noncontrolling interest	(1,162)	991	527	1,571
NET INCOME (LOSS) ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP	$14,938	$10,190	$(67,934)	$36,961
Dividends declared per share	$—	$0.20	$—	$0.60
BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP:
Earnings (loss) per share from continuing operations	$0.18	$0.12	$(0.85)	$0.42
Earnings per share from discontinued operations	$—	$—	$—	$—
Earnings (loss) per share	$0.19	$0.12	$(0.85)	$0.42
Weighted average common shares outstanding	79,739	86,315	80,036	87,088
Weighted average common and common equivalent shares outstanding	86,155	86,315	80,036	87,092

AMOUNTS ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP COMMON SHAREHOLDERS:
Income (loss) from continuing operations, net of tax	$14,693	$10,228	$(67,962)	$36,952
Income (loss) from discontinued operations, net of tax	245	(38)	28	9
Net income (loss)	$14,938	$10,190	$(67,934)	$36,961

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

(In thousands) (Unaudited)

	Sinclair Broadcast Group Shareholders
	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Loss	Noncontrolling Interests (See Note 1)	Total Equity (Deficit) (See Note 1)

BALANCE, December 31, 2008	$465	$345	$605,865	$(678,182)	$(3,495)	$16,302	$(58,700)
Class A Common Stock issued pursuant to employee benefit plans	3	—	1,181	—	—	—	1,184
Class B Common Stock converted into Class A Common Stock	20	(20)	—	—	—	—	—
Contribution from noncontrolling interests, net of distributions	—	—	—	—	—	126	126
Purchase of subsidiary shares from noncontrolling interest	—	—	(220)	—	—	(4,807)	(5,027)
Repurchase of 1,536,633 shares of Class A Common Stock	(15)	—	(1,439)	—	—	—	(1,454)
Amortization of net periodic pension benefit costs	—	—	—	—	158	—	158
Net loss	—	—	—	(67,934)	—	(527)	(68,461)
BALANCE, September 30, 2009	$473	$325	$605,387	$(746,116)	$(3,337)	$11,094	$(132,174)

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands) (Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
		(See Note 1)		(See Note 1)
Net income (loss)	$16,100	$9,199	$(68,461)	$35,390
Amortization of net periodic pension benefit costs	53	48	158	247
Comprehensive income (loss)	16,153	9,247	(68,303)	35,637
Comprehensive (income) loss attributable to the noncontrolling interest	(1,162)	991	527	1,571
Comprehensive income (loss) attributable to Sinclair Broadcast Group	$14,991	$10,238	$(67,776)	$37,208

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2009	2008
		(See Note 1)
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net (loss) income	$(68,461)	$35,390
Adjustments to reconcile net (loss) income to net cash flows from operating activities:
Amortization of debt discount, net of debt premium	8,346	9,982
Depreciation of property and equipment	32,713	34,004
Gain on asset exchange	(3,016)	(2,163)
Recognition of deferred revenue	(19,538)	(24,058)
Accretion of capital leases	102	648
(Income) loss from equity and cost method investments	(471)	118
Gain on sale of property	(126)	(48)
Loss (gain) from derivative instruments	102	(999)
Impairment of goodwill, intangible and other assets	130,341	1,626
Amortization of definite-lived intangible assets and other assets	17,683	13,692
Amortization of program contract costs and net realizable value adjustments	57,644	63,247
Amortization of deferred financing costs	2,630	2,896
Stock-based compensation	889	5,454
Excess tax benefit for stock options exercised	—	(34)
(Gain) loss on extinguishment of debt, non-cash portion	(18,986)	1,160
Amortization of derivative instruments	—	(423)
Amortization of net periodic pension benefit costs	263	144
Deferred tax (benefit) provision related to operations	(9,100)	27,947
Net effect of change in deferred barter revenues and deferred barter costs	628	(111)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in accounts receivable, net	12,515	25,677
Decrease (increase) in income taxes receivable	2,016	(2,986)
Decrease in prepaid expenses and other current assets	1,460	3,840
Increase in other assets	(123)	(1,410)
(Decrease) increase in accounts payable and accrued liabilities	(2,019)	6,382
Decrease in other long-term liabilities	(466)	(1,028)
Dividends and distributions from equity and cost method investees	834	1,146
Payments on program contracts payable	(60,822)	(61,111)
Real estate held for development and sale	(1,463)	(398)
Net cash flows from operating activities	83,575	138,584
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(7,023)	(21,684)
Consolidation of variable interest entity	—	1,328
Purchase of alarm monitoring contracts	(8,876)	(6,080)
Payments for acquisition of television stations	—	(17,123)
Payments for acquisitions of other operating divisions companies	—	(53,487)
Dividends and distributions from cost method investees	1,460	1,575
Investments in equity and cost method investees	(9,361)	(31,183)
Proceeds from the sale of assets	102	177
Loans to affiliates	(123)	(136)
Proceeds from loans to affiliates	153	135
Net cash flows used in investing activities	(23,668)	(126,478)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	131,767	233,227
Repayments of notes payable, commercial bank financing and capital leases	(169,959)	(192,996)
Purchase of subsidiary shares from noncontrolling interest	(4,000)	—
Repurchase of Class A Common Stock	(1,454)	(16,279)
Dividends paid on Class A and Class B Common Stock	(16,038)	(49,874)
Payments for deferred financing costs	(4,419)	(520)
Proceeds from derivative terminations	—	8,001
Noncontrolling interest contributions (distributions)	126	(488)
Repayments of notes and capital leases to affiliates	(2,176)	(2,511)
Net cash flows used in financing activities	(66,153)	(21,440)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,246)	(9,334)
CASH AND CASH EQUIVALENTS, beginning of period	16,470	20,980
CASH AND CASH EQUIVALENTS, end of period	$10,224	$11,646

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The consolidated financial statements include our accounts and those of our wholly-owned and majority-owned subsidiaries and variable interest entities (VIEs) for which we are the primary beneficiary.  Noncontrolling interest represents a minority owner’s proportionate share of the equity in certain of our consolidated entities.  All significant intercompany transactions and account balances have been eliminated in consolidation.

Interim Financial Statements

The consolidated financial statements for the three and nine months ended September 30, 2009 and 2008 are unaudited.  In the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows for these periods as adjusted for the adoption of recent accounting pronouncements discussed below.  We have evaluated subsequent events for recognition or disclosure through November 6, 2009, which was the date we filed this Form 10-Q with the Securities and Exchange Commission (SEC).

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

Debt

As of September 30, 2009, we had $10.2 million in cash and cash equivalent balances and negative working capital of approximately $18.0 million.  Cash generated by our operations and availability under our revolving credit facility (the Revolving Credit Facility) under our senior secured bank credit agreement (the Bank Credit Agreement) are used as our primary source of liquidity.  As of September 30, 2009, we had drawn $88.3 million on our Revolving Credit Facility and $83.1 million of borrowing capacity was available.  We anticipate that cash flow from our operations and borrowing capacity under the Revolving Credit Facility will be sufficient to satisfy our debt service obligations, capital expenditure requirements, certain committed strategic investments and working capital needs.

On October 8, 2009, we commenced tender offers to purchase for cash any and all of the outstanding 3.0% Convertible Senior Notes, due 2027 (the 3.0% Notes) and 4.875% Convertible Senior Notes, due 2018 (the 4.875% Notes). We offered to purchase each of the 3.0% Notes and the 4.875% Notes at a purchase price of $980 per $1,000 principal amount, plus accrued and unpaid interest, to, but excluding, the settlement date. The tender offers expired on November 5, 2009.  The tender offers were conditioned on, among other things, receipt of sufficient proceeds from the unregistered, private placement of the Senior Secured Second Lien Notes, due 2017 (the 9.25% Notes) discussed below, to fund the tender offers and an amendment of our Bank Credit Agreement to allow the issuance of the 9.25% Notes.  Approximately $266.6 million and $106.5 million principal amount of the 3.0% Notes and 4.875% Notes, respectively were tendered.

On October 29, 2009, we issued $500.0 million aggregate principal amount of the 9.25% Notes that mature on November 1, 2017, pursuant to an indenture, dated as of October 29, 2009 (the Indenture).  The 9.25% Notes were priced at 97.264% of their par value and accrue interest at a rate of 9.25% beginning on the issue date.  Interest on the 9.25% Notes will be paid on May 1 and November 1 of each year, beginning May 1, 2010.  Prior to November 1, 2013, we may redeem the 9.25% Notes in whole, but not in part, at any time or from time to time at a price equal to 100% of the principal amount of the 9.25% Notes plus accrued and unpaid interest, plus a “make-whole premium” as set forth in the Indenture.  Beginning on November 1, 2013, we may redeem some or all of the 9.25% Notes at any time or from time to time at the redemption prices set forth in the Indenture.  In addition, on or prior to November 1, 2012, we may redeem up to 35.0% of the 9.25% Notes using the proceeds of certain equity offerings.  Upon the sale of certain of our assets or certain changes of control, the holders of the 9.25% Notes may require us to repurchase some or all of the 9.25% Notes.

The net proceeds from the offering of the 9.25% Notes will be used to fund the tender offers for our 3.0% Notes and 4.875% Notes, to pay amounts outstanding under the Bank Credit Agreement and to pay fees and expenses related to the amendment and restatement of the Bank Credit Agreement (as amended and restated, the New Bank Credit Agreement), as discussed below, and the transactions we entered into, as contemplated by the non-binding Memorandum of Understanding (the MOU) with Cunningham Broadcasting Corporation (Cunningham) discussed in Note 6, Related Party Transactions.  Approximately $435.5 million of the net proceeds from the offering will be held in a cash collateral account and will be released only to fund the purchase of the 3.0% Notes and 4.875% Notes pursuant to the tender offers or, for any 3.0% Notes or 4.875% Notes remaining after consummation of the tender offers, upon exercise of the put rights by the holders of such notes in May 2010 and January 2011, respectively.  Any unused funds held in the cash collateral account will be released to us to be used for general corporate purposes.

Concurrently with the closing of the offering of the 9.25% Notes, we entered into a New Bank Credit Agreement by amending and restating the Bank Credit Agreement.  The final terms of the New Bank Credit Agreement are set forth below.  The closing of the offering and the consummation of the tender offer were both conditioned upon closing of this New Bank Credit Agreement.  The New Bank Credit Agreement includes the following facilities:

•                  A new six year term loan facility (Term Loan B) of $330.0 million, the net proceeds of which were used to prepay the outstanding term loans and a portion of the Revolving Credit Facility under the Bank Credit Agreement.  The Term Loan B will initially bear interest at LIBOR plus 4.50% with a 2.0% LIBOR floor and amortize principal at a rate of 0.25% per quarter commencing on March 31, 2011, continuing until the scheduled final payment on October 29, 2015, with 95.25% due at maturity, or upon earlier termination of the Term Loan B pursuant to the terms in the New Bank Credit Agreement.  We have the right to prepay the Term Loan B at any time without prepayment penalty.

•                  An amended and restated revolving credit facility (as amended and restated, the Amended Revolver), which we drew upon to repay amounts outstanding under the existing Revolving Credit Facility under the Bank Credit Agreement following the closing of the New Bank Credit Agreement, and thereafter is available for general corporate purposes.  Under the terms of the Amended Revolver, $60.5 million in existing commitments will remain in place under the previous Revolving Credit Facility pricing, which as of September 30, 2009 was LIBOR plus 0.75% and will mature June 2011.  In addition, $75.4 million in commitments under the previous Revolving Credit Facility were extended until December 31, 2013 at an initial price of LIBOR plus 4.00% with a 2.0% LIBOR floor.  We have the right to prepay the Amended Revolver at any time without prepayment penalty.

•                  Provision for one or more incremental term loans, which may be drawn upon from time to time to meet working capital needs.

As of June 30, 2009, we had classified the 3.0% Notes as a current liability due to the 3.0% Notes holders ability to exercise their contractual rights to put the debt to us within 12 months of the balance sheet date. Based upon the closing of the debt offering and the New Bank Credit Agreement we have concluded we meet the criteria of having the ability and intent to refinance short-term debt on a long-term basis. Accordingly the 3.0% Notes and the current portion of the term loans which were refinanced on a long-term basis were reclassified to long-term debt as of September 30, 2009.

Our ability to finance working capital needs, capital expenditures and general corporate needs from the public and private markets, as well as the associated cost of funding is dependent, in part, on our credit ratings.  As of the filing date, our credit ratings, as assigned by Moody’s Investor Services (Moody’s) and Standard & Poor’s Ratings Services (S&P) were:

	Moody’s	S&P
Corporate Credit	B2	B
Senior Subordinated Notes	Caa1	CCC+
4.875% and 3.0% Notes	Caa1	CCC+
9.25% Notes	B2	B-
New Bank Credit Agreement	Ba2	BB-

On June 16, 2009 and June 19, 2009, Moody’s and S&P, respectively, reduced the rating of the 4.875% Notes two notches.  As a result, any holder of the 4.875% Notes may surrender all or any portion of their notes for a conversion into our Class A Common Stock at any time at the then-applicable conversion rate.  As of September 30, 2009, holders of the 4.875% Notes have the option to convert each $1,000 of principal amount of the 4.875% Notes held into 44.7015 shares of common stock at a conversion price of approximately $22.37 per share.  On July 13, 2009, Moody’s and S&P further reduced our credit ratings by two notches.  On October 13, 2009, Moody’s issued proposed ratings on our 9.25% Notes and New Bank Credit Agreement.  On November 5, 2009 and November 6, 2009, S&P and Moody’s, respectively, issued revised ratings in response to our closing of the 9.25% Notes and entry into the New Bank Credit Agreement.

As of September 30, 2009 our debt totaled $1,299.1 million, of which $432.4 million related to our 3.0% Notes and 4.875% Notes, face value $294.3 million and $143.5 million, respectively, and $383.6 million related to our Bank Credit Agreement.  After giving effect of the tender offers, the offering of the 9.25% Notes and the New Bank Credit Agreement, as of the filing date of this quarterly report on Form 10-Q we will have approximately $27.7 million and $37.0 million aggregate principal amount of 3.0% Notes and 4.875% Notes, respectively, $342.0 million outstanding under the New Bank Credit Agreement and $500.0 million aggregate principal amount of 9.25% Notes.

We filed a $500.0 million universal shelf registration statement with the SEC which became effective April 22, 2009.  We may use the universal shelf registration statement to issue common and preferred equity, debt securities and securities convertible into equity.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued new accounting guidance that requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity.  The amount of net income attributable to the noncontrolling interest is included in consolidated net income on the face of the statement of operations.  Changes in a parent’s ownership interest that result in deconsolidation of a subsidiary will result in the recognition of a gain or loss in net income when the subsidiary is deconsolidated.  The guidance also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.  The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  We applied the requirements of this guidance to our consolidated financial statements resulting in a change to the presentation of loss attributable to noncontrolling interest and net income (loss) attributable to Sinclair Broadcast Group on the face of the income statement for the three months and nine months ended September 30, 2008 and 2009.  We also reclassified minority interest in consolidated entities at December 31, 2008 to the equity (deficit) section of the balance sheet and renamed it noncontrolling interest.

In May 2008, the FASB issued new accounting guidance that requires issuers of convertible debt instruments that may be settled in cash upon conversion to account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  Issuers were required to determine the carrying value of just the liability portion of the debt by measuring the fair value of a similar liability (including any embedded features other than the conversion option) that does not have an associated equity component.  The excess of the initial proceeds received from the debt issuance and the fair value of the liability component are recorded as a debt discount with the offset recorded to equity.  The discount is amortized to interest expense using the interest method over the life of a similar liability that does not have an associated equity component.  Transaction costs incurred with third parties shall be allocated between the liability and equity components in proportion to the allocation of proceeds and accounted for as debt issuance costs and equity issuance costs, respectively, with the debt issuance costs amortized to interest expense.  This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  In 2009, we recorded the impact of this guidance retrospectively by recording additional interest expense on our 3.0% Notes related to the amortization of the debt discount and deferred financing costs of approximately $2.5 million for the three months ended September 30, 2008 and approximately $7.4 million for the nine months ended September 30, 2008.  As of December 31, 2008 accumulated deficit increased, net of taxes, $8.8 million and additional paid in capital increased $17.5 million as a result of the retrospective impact of this guidance.  In addition, the adjusted net income attributable to Sinclair Broadcast Group for the three months and nine months ended September 30, 2008 decreased $1.5 million and $4.4 million, respectively, with a resulting decrease to earnings per share of $0.02 and $0.06, respectively.  For the three months ended September 30, 2009, the application of this new guidance decreased our net income attributable to Sinclair Broadcast Group by approximately $1.0 million and resulted in an approximate decrease to earnings per share of $0.01. For the nine months ended September 30, 2009, the application of this new guidance increased our net loss attributable to Sinclair Broadcast Group approximately $3.5 million and resulted in an approximate increase to loss per share of $0.04.

As of September 30, 2009 and December 31, 2008, the carrying amount of the equity component of the 3.0% Notes was $30.4 million.  As of September 30, 2009 the net carrying amount of the liability component was $289.0 million which is comprised of the principal amount of $294.3 million and the unamortized discount of $5.3 million.  As of December 31, 2008 the net carrying amount of the liability component was $331.2 million which is comprised of the principal amount of $345.0 million and the unamortized discount of $13.8 million.  The unamortized discount of $5.3 million as of September 30, 2009 will be amortized through May 15, 2010 which is the first date at which the holders of the 3.0% Notes have the right to require us to repurchase the notes for cash at par.  The 3.0% Notes have call and put options features, therefore at the 3.0% Notes issuance date it was probable that they would be extinguished or refinanced by May 2010.  If any of the 3.0% Notes are tendered pursuant to the tender offer mentioned above, the respective portion of the unamortized discount may be written off at that time.  Any remaining unamortized discount related to the Notes not tendered will continue to be amortized through May 15, 2010.  During the nine months ended September 30, 2009, we repurchased, in the open market, $50.7 million face value of the 3.0% Notes for $30.0 million.  For the nine months ended September 30, 2009 we recognized a gain on these extinguishments of $18.5 million.

As of September 30, 2009, the conversion price of the 3.0% Notes was $19.65 per share and the number of shares of Class A Common Stock that would be delivered upon conversion was 14,975,929.

The effective interest rate on the 3.0% Notes at September 30, 2009 and 2008 was 6.35%.  For the three months ended September 30, 2009 and 2008, we recorded interest expense related to the contractual coupon on the debt of $2.2 million and $2.6 million, respectively and interest expense related to the amortization of the discount of $2.2 million and $2.5 million, respectively.  For the nine months ended September 30, 2009 and 2008, we recorded interest expense related to the contractual coupon on the debt of $6.8 million and $7.8 million, respectively and interest expense related to the amortization of the discount of $6.6 million and $7.6 million, respectively.

In March 2009, the FASB issued amended guidance related to the accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies.  The guidance requires that an asset or liability arising from a contingency in a business combination be recognized at fair value if fair value can be reasonably determined.  If the fair value cannot be reasonably determined, the asset or liability should be accounted for in accordance with other GAAP, specifically the current accounting guidance related to accounting for contingencies.  This guidance requires that assets and liabilities arising from contingencies be subsequently measured and accounted for using a systematic and rational basis depending on their nature.  The amended guidance is effective for acquisitions that occur on January 1, 2009 or later.  We did not make any acquisitions during 2009.  This guidance could have a material effect on our consolidated financial statements if we make future acquisitions.

In April 2008, the FASB issued amended guidance for determining the useful life of an intangible asset.  The guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under the accounting guidance for goodwill and other intangible assets.  This guidance applies to (1) intangible assets that are acquired individually or with a group of other assets and (2) intangible assets acquired in both business combinations and asset acquisitions. Historical experience renewing or extending similar arrangements or in the absence of such experience, assumptions that market participants would use about renewal or extension adjusted for entity specific factors should be considered.  This guidance includes expanded disclosure requirements that enable users of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement.  This guidance is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.  The guidance for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date.  The disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date.  This guidance could have a material effect on our consolidated financial statements if we make future acquisitions.

In April 2009, the FASB issued amended guidance which identifies the factors that a reporting entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for an asset or liability when compared with normal market activity for the asset or liability and factors to consider related to whether a transaction is orderly. When there has been a significant decrease in the volume of activity or the transaction is not orderly, a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with the accounting guidance for fair value measurements.  This amended guidance is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for the quarter ended after March 15, 2009.  This guidance does not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued amended guidance that requires fair value disclosures of financial instruments in both interim and annual financial statements.  This guidance is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  In periods after the initial adoption, this guidance requires comparative disclosures only for periods ending subsequent to the initial adoption.  We have added the required disclosures to our consolidated financial statements beginning with the quarter ended June 30, 2009.

In May 2009, the FASB issued new guidance on subsequent events.  This guidance establishes general standards of accounting for and disclosure of events that occur subsequent to the balance sheet date but before financial statements are issued or are available to be issued.  This guidance does not result in significant changes in the subsequent events that an entity reports in its financial statements.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date financial statements were issued or were available to be issued.  This disclosure would alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented.  The guidance is effective for periods ending after June 15, 2009.  We have added this disclosure to our consolidated financial statements beginning with the quarter ended June 30, 2009.

In June 2009, the FASB issued amended guidance on the consolidation of variable interest entities.  The intent of this guidance is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements.  The new guidance will require a number of new disclosures and companies are required to perform ongoing reassessments of whether they are the primary beneficiary of a variable interest entity.  This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  We have not determined the impact that this guidance will have on our consolidated financial statements.

In June 2009, the FASB issued the FASB Accounting Standards Codification (the Codification) as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (U.S. GAAP).  The Codification significantly changes the way that accounting literature is organized but does not change U.S. GAAP.  The Codification completely replaces the existing accounting standards and therefore it will affect the way U.S. GAAP is referenced by companies in their existing financial statements and accounting policies.  The Codification is effective for interim and annual reporting periods ending after September 15, 2009.  The Codification does not have an impact on our consolidated financial statements.

In September 2009, the FASB ratified the Emerging Issues Task Force’s amended guidance on accounting for revenue arrangements with multiple deliverables.  The amended guidance allows the use of an estimated selling price for the undelivered units of accounting in transactions in which vendor-specific objective evidence (VSOE) or third-party evidence (TPE) does not exist.  The amended guidance no longer allows the use of the residual method when allocating arrangement consideration between the delivered and undelivered units of accounting if VSOE and TPE of selling price does not exist for all units of accounting.  Entities are required to estimate the selling price of the deliverables, when VSOE and TPE are not available, and then allocate the consideration based on the relative selling prices of the deliverables.  This guidance also requires additional disclosures including the amount of revenue recognized each reporting period and the amount of deferred revenue as of the end of each reporting period under this guidance.  This guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning after June 15, 2010 and should be applied on a prospective basis.  We have not determined the impact that this guidance will have on our consolidated financial statements.

In September 2009, the FASB updated the Codification to provide further guidance on how to measure the fair value of a liability.  The updated guidance sets forth the types of valuation techniques to be used to value a liability when a quoted price in an active market for the identical liability is not available. It clarifies that a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. It clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  The update is effective for the first reporting period (including interim periods) beginning after issuance.  This guidance does not have a material impact on our consolidated financial statements.

In September 2009, the FASB proposed to amend the guidance on fair value measurements and disclosures to add three new disclosure provisions to the current fair value disclosure guidance, including (1) a sensitivity analysis for level 3 measurements, (2) details of transfers in and out of level 1 and level 2 measurements, and (3) gross presentation of activity within the level 3 roll forward.  The proposal also amends two existing fair value disclosure requirements so that entities are required to disclose (1) the valuation techniques and inputs used to develop fair value measurements for assets and liabilities that are measured at fair value on a recurring basis in periods subsequent to initial recognition and (2) the effect of fair value measurements on earnings for the period and the total effect(s) of changes in reasonably possible alternative inputs for recurring measurements that use significant unobservable inputs (level 3).  Once finalized, the guidance would be immediately effective except for the sensitivity disclosures which are effective for interim and annual reporting periods ending after March 15, 2010.  We have not determined the impact of this proposed guidance on our consolidated financial statements.

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

Other Operating Divisions Segment Acquisitions

During the nine months ended September 30, 2009, we purchased an additional interest in Bay Creek South, LLC for $5.0 million of which $4.0 million has been paid to date.  The remaining $1.0 million due will be paid in the fourth quarter of 2009.

Investments

During the nine months ended September 30, 2009, we made add-on cash investments of $5.5 million in our real estate ventures and $3.1 million in private investment funds.

Income Taxes

Our income tax provision for all periods consists of federal and state income taxes.  The tax provision for the three and nine months ended September 30, 2009, respectively, is based on the estimated effective tax rate applicable for the full year after taking into account discrete tax items and the effects of the noncontrolling interest.

Our effective income tax rate for the three months ended September 30, 2009 was lower than the statutory rate primarily due to a partial reversal of valuation allowance previously provided for our deferred tax asset related to our federal net operating loss forecasted for 2009. Our 2009 federal net operating loss is expected to be less and led to a reduction in the related valuation allowance.

Our effective income tax rate for the nine months ended September 30, 2009 is lower than the statutory rate primarily due to impairments of certain indefinite-lived intangible assets recorded in the first quarter of 2009 that are not deductible for income tax purposes. We recorded $130.1 million in impairment charges related to our goodwill, broadcast licenses and other assets. Impairment of $51.6 million is permanently not deductible for income tax purposes and was treated as a discrete item thereby reducing our effective tax rate.

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

FCC License Renewals

In April 2009, the Federal Communications Commission (FCC) granted the license renewal applications of WICD-TV in Springfield, Illinois; WPMY-TV in Pittsburgh, Pennsylvania and WUHF-TV in Rochester, New York.

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

Other Litigation

On October 22, 2009, Mediacom Communications Corporation (“Mediacom”) filed with the FCC a Retransmission Consent Complaint and other associated pleadings alleging that we engaged in unfair competition and failed to negotiate retransmission consent for cable carriage in good faith as required by applicable federal communications laws, in connection with negotiations with Mediacom for carriage of the signals of 22 stations.  The proceeding is currently pending before the FCC.  We have filed a response with the FCC denying any wrongdoing and providing evidence that we negotiated in good faith in accordance with the law.  We believe this complaint has no merit.

Network Affiliation Agreements

As of September 30, 2009, we had 20 MyNetworkTV affiliates, including three affiliates operating on a digital sub-channel only.  On February 9, 2009, MyNetworkTV announced that it was moving to a new program services model pursuant to which it would obtain for its affiliates popular programming that has previously aired on other networks, rather than continuing to provide first-run programming as is generally the case in a typical network model.  MyNetworkTV advised us that in connection with this change to what it refers to as a “hybrid” model it believes it had the right to terminate all of its existing affiliate agreements and negotiate new agreements for this programming service with the television stations that have been MyNetworkTV affiliates.  On March 3, 2009, we received notice from MyNetworkTV claiming that it had ceased to exist as a network and therefore, was terminating each of our affiliation agreements effective September 26, 2009.  On March 25, 2009, each of our subsidiaries that owned or operated stations which were affiliated with MyNetworkTV entered into an agreement, effective September 28, 2009 with a party related to MyNetworkTV to provide such stations with programming during the following year for the time periods previously programmed by MyNetworkTV, excluding programming for Saturday night.  We cannot predict the likelihood of success of the new model being proposed by MyNetworkTV and the impact that this change will have on the performance of our stations.  The amortization related to our network affiliation intangible assets associated with MyNetworkTV stations was accelerated during 2009, resulting in no asset balances remaining as of September 30, 2009.

On October 30, 2009, options were exercised to extend the affiliation agreements of the stations owned, programmed and/or to which we provide services that are affiliated with the CW for an additional year to expire August 31, 2011.

Outsourcing Agreements

Our outsourcing agreements in WYZZ-TV in Peoria, Illinois and WUHF-TV in Rochester, New York with Nexstar Broadcasting are scheduled to terminate April 1, 2010.

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

The impairment charge taken in the first quarter of 2009 was primarily due to the severe economic downturn and continued decrease in our market capitalization at that time and, as a result, we made further revisions to our forecasted cash flows, cash flow multiples and discount rates.  Broadcast licenses were impaired in 28 of 35 markets.  The fair value of the broadcast licenses was $85.3 million.  We recorded goodwill impairment in three markets including Cedar Rapids, Iowa; Charleston, West Virginia; and Madison, Wisconsin.  The implied fair value of the goodwill assigned to these three markets for which we were required to calculate this amount was $10.8 million.  The fair value measurements for both our implied goodwill and broadcast licenses use significant unobservable Level 3 inputs which reflect our own assumptions about the assumptions that market participants would use in measuring fair value including assumptions about risk.  The key assumptions used to determine the fair value of our reporting units to test our goodwill for impairment and to determine the fair value of our broadcast licenses in the first quarter of 2009 were as follows:

	Goodwill	Broadcast Licenses
Revenue annual growth rate	2.0% - 5.0%	1.8% - 3.5%
Expense annual growth rate	2.0% - 2.5%	1.7% - 3.4%
Discount rate	11.3%	11.9%
Comparable business multiple/Constant growth rate	7.5 times cash flow	1.8% - 3.5%

There was no impairment related to broadcast assets recorded for the quarters ended June 30 and September 30, 2009.  During the three months ended September 30, 2008, certain events led us to test our goodwill associated with an other operating division company, Acrodyne Communications, Inc.  As a result of this testing, we recorded a $1.6 million impairment charge in our consolidated statements of operations.

As of September 30, 2009, the carrying amount of our broadcast licenses related to continuing operations was as follows (in thousands):

As of September 30,
2009
Beginning balance	$132,422
Broadcast license impairment charge (a)	(56,187)
Ending balance (b)	$76,235

(a)          An impairment of $4.4 million was recorded against purchase option assets included in other assets in the consolidated balance sheet.  These purchase options give us the right to purchase the license assets of certain stations.

(b)         Approximately $6.0 million of broadcast licenses relate to consolidated variable interest entities as of September 30, 2009.

The change in the carrying amount of goodwill related to continuing operations was as follows (in thousands):

As of September 30,
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

In March 2009, a company in our other operating divisions segment was required to enter into an interest rate swap agreement pursuant to its underlying credit agreement.  The swap fixes the interest rate on its variable rate debt which is non-recourse to us.  The notional amount of the swap is $10.0 million and the expiration date is February 28, 2011.  The interest we pay on the swap is fixed at 1.59% and we receive interest based on three-month LIBOR.  The swap is accounted for as a derivative and changes in the fair market value are reflected as an adjustment to income.  For each of the three and nine months ending September 30, 2009, we recorded $0.1 million as loss on derivative instrument related to this swap agreement.

5.              EARNINGS (LOSS)  PER SHARE:

The following table reconciles income (loss) (numerator) and shares (denominator) used in our computations of earnings (loss) per share for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Income (Loss) (Numerator)
Income (loss) from continuing operations	$15,855	$9,237	$(68,489)	$35,381
Income impact of assumed conversion of the 4.875% Notes, net of taxes	1,049	—	—	—
Net (income) loss attributable to noncontrolling interests included in continuing operations	(1,162)	991	527	1,571
Numerator for diluted earnings (loss) per common share from continuing operations available to common shareholders	15,742	10,228	(67,962)	36,952
Income (loss) from discontinued operations, net of taxes	245	(38)	28	9
Numerator for diluted earnings (loss) available to common shareholders	$15,987	$10,190	$(67,934)	$36,961

Shares (Denominator)
Weighted-average common shares outstanding	79,739	86,315	80,036	87,088
Dilutive effect of outstanding stock options	—	—	—	4
Dilutive effect of 4.875% Notes	6,416	—	—	—
Weighted-average common and common equivalent shares outstanding	86,155	86,315	80,036	87,092

We applied the treasury stock method to measure the dilutive effect of our outstanding stock options awards and include the respective common share equivalents in the denominator of the diluted EPS computation. For the three and nine months ended September 30, 2009 and 2008, our 6.0% Convertible Debentures, due 2012 (the 6.0% Debentures), our 3.0% Notes and our outstanding stock-settled appreciation rights were excluded from our diluted EPS computation because their effects were anti-dilutive. For the three months ended September 30, 2008 and the nine months ended September 30, 2009 and 2008, our 4.875% Notes were excluded from our diluted EPS computation because their effects were anti-dilutive.  For the three months ended September 30, 2009 and 2008 and the nine months ended September 30, 2009 our outstanding stock options were excluded from our diluted EPS computation because their effects were anti-dilutive.

6.              RELATED PERSON TRANSACTIONS:

David, Frederick, Duncan and Robert Smith (collectively, the controlling shareholders) are brothers and hold substantially all of the Class B Common Stock and some of our Class A Common Stock.  Since the beginning of our last fiscal year, we engaged in the following transactions with them and/or entities in which they have substantial interests.

Cunningham Broadcasting Corporation.  Concurrently with our initial public offering, we acquired options from trusts established by Carolyn C. Smith, a parent of our controlling shareholders, for the benefit of her grandchildren that will grant us the right to acquire, subject to applicable FCC rules and regulations, 100% of the capital stock of Cunningham Broadcasting Corporation (Cunningham).  The Cunningham option exercise price is based on a formula that provides a 10% annual return to Cunningham.  Cunningham is the owner-operator and FCC licensee of: WNUV-TV in Baltimore, Maryland; WRGT-TV in Dayton, Ohio; WVAH-TV in Charleston, West Virginia; WTAT-TV in Charleston, South Carolina; WMYA-TV in Anderson, South Carolina; and WTTE-TV in Columbus, Ohio.  The financial statements for Cunningham are included in our consolidated financial statements for all periods presented.

In addition to the option agreement, we entered into five-year LMA agreements (with five-year renewal terms at our option) with Cunningham pursuant to which we provide programming to Cunningham for airing on WNUV-TV, WRGT-TV, WVAH-TV, WTAT-TV, WMYA-TV and WTTE-TV.  In November 2008, we amended the terms of the LMA and option agreements.  The amendment includes a monthly payment of $50,000.  We made payments to Cunningham under LMA agreements of $1.5 million and $1.9 million for the three months ended September 30, 2009 and 2008, respectively.  For the nine months ended September 30, 2009 and 2008, we made payments to Cunningham of $4.6 million and $5.7 million, respectively, relating to LMA agreements.  A portion of the monthly payment is allocated as a reduction to the Cunningham option exercise price. The amended LMA and option agreements have been approved pursuant to the current related person transaction policy.

Cunningham holds a $33.5 million term loan facility originally entered into on March 20, 2002, with an unrelated third party.  Primarily all of Cunningham’s assets are collateral for its term loan facility, which is non-recourse to us.  On June 5, 2009, the administrative agent under Cunningham’s bank credit facility declared an event of default under the facility for failure to timely deliver certain annual financial statements as required.  As of such date, a rate of interest of LIBOR plus 5%, which rate includes a 2% default rate of interest, was instituted on all outstanding borrowings under the Cunningham bank credit facility.  On June 30, 2009, the default was waived and the termination date of the Cunningham bank credit facility was extended to July 31, 2009, subject to certain conditions, including maintaining the default interest rate.  On July 31, 2009, the Cunningham bank credit facility was further extended to October 30, 2009. The extension required that Cunningham make $0.2 million principal payments on its term loan facility as of the first day of each of August, September and October with the balance due on October 30, 2009.  To delay or avoid any potential bankruptcy of Cunningham, the lenders under Cunningham’s existing credit facility indicated their willingness to replace such credit facility with a new credit facility, which was conditioned upon Cunningham’s demonstration that it can repay the outstanding principal balance due under the facility within three years.  As a result, Cunningham asked us to restructure certain of its arrangements with us, including the LMAs, which negotiations led to the execution of the Memorandum of Understanding (the MOU).

In accordance with the terms of the MOU, amendments and/or restatements of the following agreements between Cunningham and us were entered into on October 28, 2009: (i) the LMAs, (ii) option agreements to acquire Cunningham stock and (iii) certain acquisition or merger agreements relating to television stations owned by Cunningham (Cunningham stations).  Such amendments and/or restatements were effective at the expiration of the tender offers for the 3.0% Notes and 4.875% Notes.

In consideration of the new terms of the LMAs and other agreements and the extension options, beginning on January 1, 2010 and ending on July 1, 2012, we will be obligated to pay Cunningham the sum of approximately $29.1 million in 10 quarterly installments of $2.75 million and one quarterly payment of approximately $1.6 million, which amounts will be used to pay off Cunningham’s bank credit facility and which amounts will be credited toward the purchase price for each Cunningham Station.  An additional $3.9 million, approximately, will be paid in two installments on July 1, 2012 and October 1, 2012 as an additional LMA fee.  The aggregate purchase price of the television stations, $78.5 million as of September 30, 2009, will be decreased by each payment made by us to Cunningham up to $33.0 million in the aggregate, pursuant to the foregoing transactions with Cunningham as such payments are made.  We expect to record a loss included in net (income) loss attributable to noncontrolling interest in our fourth quarter financial statements upon the effective date of the MOU equal to the excess of the $29.1 million payment over the Cunningham assets at that time.  Beginning on October 1, 2012, we will be obligated to pay Cunningham an annual LMA fee for the television stations equal to the greater of (i) 3% of each station’s annual net broadcast revenue and (ii) $5.0 million.

We will continue to reimburse Cunningham for 100% of its operating costs. In addition, we will continue to pay Cunningham a monthly payment of $50,000 through December 2012.

Pursuant to the foregoing transactions between us and Cunningham, Cunningham amended and restated its bank credit facility on October 29, 2009.

For the nine months ended September 30, 2009, Cunningham’s stations provided us with approximately $58.7 million of total revenue.

Related Person Leases.  Certain assets used by us and our operating subsidiaries are leased from Cunningham Communications, Inc., Keyser Investment Group, Gerstell Development Limited Partnership and Beaver Dam, LLC (entities owned by some or all of the controlling shareholders).  Lease payments made to these entities were $1.2 million and $1.3 million for the three months ended September 30, 2009 and 2008, respectively.  Lease payments made to these entities were $3.5 million and $3.6 million for the nine months ended September 30, 2009 and 2008, respectively.

In October 2009, Bagby’s Bistro, LLC, a company owned by David Smith and one of his sons, entered into a restaurant lease agreement with Skylar Development LLC (Skylar), a subsidiary of one of our real estate ventures.

Bay TV.  In January 1999, we entered into a LMA with Bay Television, Inc. (Bay TV), which owns the television station WTTA-TV in Tampa, Florida.  Our controlling shareholders own a substantial portion of the equity of Bay TV.  Lease payments made to Bay TV were $0.5 million for each of the three months ended September 30, 2009 and 2008 and $1.3 million for each of the nine months ended September 30, 2009 and 2008.  Additional payments were made of $1.3 million and $1.5 million for the nine months ended September 30, 2009 and 2008 related to the excess adjusted broadcast cash flow for the years ended December 31, 2008 and 2007, respectively.  We received $0.1 million for each of the three months ended September 30, 2009 and 2008 and $0.4 million for each of the nine months ended September 30, 2009 and 2008 from Bay TV for certain equipment leases.

Atlantic Automotive Corporation.  We sold advertising time to and purchased vehicles and related vehicle services from Atlantic Automotive Corporation (Atlantic Automotive), a holding company which owns automobile dealerships and an automobile leasing company.  David Smith, our President and Chief Executive Officer, has a controlling interest in, and is a member of the Board of Directors of Atlantic Automotive.  Our stations in Baltimore, Maryland and Norfolk, Virginia received payments for advertising time totaling less than $0.1 million and $0.1 million for the three months ended September 30, 2009 and 2008.  For the nine months ended September 30, 2009 and 2008, we received payments for advertising time totaling $0.2 million and $0.5 million, respectively.  We paid $0.1 million and $0.2 million for vehicles and related vehicle services from Atlantic Automotive during the three months ended September 30, 2009 and 2008, respectively.  For the nine months ended September 30, 2009 and 2008, we paid $0.3 million and $0.7 million, respectively, for vehicles and related vehicle services.

Thomas & Libowitz P.A.  Basil A. Thomas, a member of our Board of Directors, is the father of Steven A. Thomas, a partner and founder of Thomas & Libowitz, P.A., a law firm providing legal services to us on an ongoing basis.  We paid fees of $0.4 million and $0.2 million to Thomas & Libowitz during the three months ended September 30, 2009 and 2008, respectively.  For the nine months ended September 30, 2009 and 2008, we paid fees of $1.0 million and $0.8 million to Thomas & Libowitz, respectively.

7.              SEGMENT DATA:

During 2008, we determined we have two reportable operating segments, “broadcast” and “other operating divisions” that are disclosed separately from our corporate activities.  We have restated prior period information to reflect our new segments.  We measure segment performance based on operating income (loss).  Our broadcast segment includes stations in 35 markets located predominately in the eastern, mid-western and southern United States.  Currently, our other operating divisions segment primarily earns revenues from information technology staffing, consulting and software development; transmitter manufacturing; sign design and fabrication; regional security alarm operating and bulk acquisitions; and real estate ventures.  All of our other operating divisions are located within the United States.  Corporate costs primarily include our costs to operate as a public company and to operate our corporate headquarters location.  Corporate is not a reportable segment. We had $179.1 million and $114.5 million of intercompany loans between the broadcast segment, operating divisions segment and corporate as of September 30, 2009 and 2008, respectively.  We had $12.3 million and $3.0 million in intercompany interest expense related to intercompany loans between the broadcast segment, other operating divisions segment and corporate for the three months ended September 30, 2009 and 2008, respectively.  For the nine months ended September 30, 2009 and 2008, we had $18.5 million and $6.8 million in intercompany interest expense.  All other intercompany transactions are immaterial.

Financial information for our operating segments are included in the following tables for the three and nine months ended September 30, 2009 and 2008 (in thousands):

For the three months ended September 30, 2009	Broadcast	Other Operating Divisions	Corporate	Consolidated
Revenue	$149,437	$10,690	$—	$160,127
Depreciation of property and equipment	9,242	280	473	9,995
Amortization of definite-lived intangible assets and other assets	5,659	571	—	6,230
Amortization of program contract costs and net realizable value adjustments	17,021	—	—	17,021
Impairment of goodwill, intangible and other assets	—	—	243	243
General and administrative expenses	1,809	237	4,063	6,109
Operating income (loss)	42,401	(1,682)	(4,986)	35,733
Interest expense	—	376	17,090	17,466
Income from equity and cost method investments	—	453	—	453

For the three months ended September 30, 2008	Broadcast	Other Operating Divisions	Corporate	Consolidated
Revenue	$164,681	$13,510	$—	$178,191
Depreciation of property and equipment	10,735	472	493	11,700
Amortization of definite-lived intangible assets and other assets	4,274	332	—	4,606
Amortization of program contract costs and net realizable value adjustments	21,744	—	—	21,744
General and administrative expenses	1,735	355	3,829	5,919
Operating income (loss)	42,837	(1,020)	(4,415)	37,402
Interest expense	—	242	21,326	21,568
Income from equity and cost method investments	—	658	—	658

For the nine months ended September 30, 2009	Broadcast	Other Operating Divisions	Corporate	Consolidated
Revenue	$439,567	$33,570	$—	$473,137
Depreciation of property and equipment	30,275	755	1,426	32,456
Amortization of definite-lived intangible assets and other assets	16,172	1,511	—	17,683
Amortization of program contract costs and net realizable value adjustments	57,644	—	—	57,644
Impairment of goodwill, intangible and other assets	130,098	—	243	130,341
General and administrative expenses	5,523	823	12,139	18,485
Operating loss	(27,152)	(3,978)	(14,020)	(45,150)
Interest expense	—	994	52,492	53,486
Income from equity and cost method investments	—	471	—	471

For the nine months ended September 30, 2008	Broadcast	Other Operating Divisions	Corporate	Consolidated
Revenue	$519,806	$38,657	$—	$558,463
Depreciation of property and equipment	31,199	1,126	1,487	33,812
Amortization of definite-lived intangible assets and other assets	12,795	897	—	13,692
Amortization of program contract costs and net realizable value adjustments	63,247	—	—	63,247
Impairment of goodwill, intangible and other assets	—	1,626	—	1,626
General and administrative expenses	5,301	982	13,840	20,123
Operating income (loss)	148,566	(5,970)	(15,664)	126,932
Interest expense	—	712	65,471	66,183
Loss from equity and cost method investments	—	(118)	—	(118)

8.              FAIR VALUE MEASUREMENTS:

In the first quarter of 2008, the FASB issued a statement that defines fair value, provides guidance for measuring fair value and requires certain disclosures.  This statement does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements.

This statement discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost).  The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The following is a brief description of those three levels:

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

The carrying value and fair value of our notes, debentures, program contracts payable and non-cancelable commitments as of September 30, 2009 were as follows (in thousands):

	Carrying Value	Fair Value
8.0% Notes	$225,582	$201,073
6.0% Debentures	121,546	84,496
4.875% Notes	143,519	125,579
3.0% Notes	288,928	268,528
Active program contracts payable	162,304	131,023
Future program liabilities (a)	73,885	51,017
Total fair value	$1,015,764	$861,716

(a)          Future program liabilities reflect a license agreement for program material that is not yet available for its first showing or telecast and is, therefore, not recorded as an asset or liability on our balance sheet.  Pursuant to the accounting guidance for the broadcasting industry, an asset and a liability for the rights acquired and obligations incurred under a license agreement are reported on the balance sheet when the cost of each program is known or reasonably determinable, the program material has been accepted by the licensee in accordance with the conditions of the license agreement and the program is available for its first showing or telecast.

Our notes and debentures payable are fair valued using Level 1 hierarchy inputs described above.  Our estimates of active program contracts payable and future program liabilities were based on future cash payments discounted at our current borrowing rate using Level 3 inputs described above.

9.              CONDENSED CONSOLIDATING FINANCIAL STATEMENTS:

Sinclair Television Group, Inc. (STG), a wholly-owned subsidiary and the television operating subsidiary of Sinclair Broadcast Group, Inc. (SBG), was the primary obligor under the Bank Credit Agreement, as amended and the 8.0% Senior Subordinated Notes, due 2012 (the 8.0% Notes) as of September 30, 2009.  As of the date of filing this Form 10-Q, STG is the primary obligor under the New Bank Credit Agreement, the 8.0% Notes and the 9.25% Notes.  Our Class A Common Stock, Class B Common Stock, the 6.0% Debentures, the 4.875% Notes and the 3.0% Notes remain obligations or securities of SBG and are not obligations or securities of STG.   As of September 30, 2009 our consolidated total debt of $1,299.1 million included $667.6 million of debt related to STG and its subsidiaries of which SBG guaranteed $383.6 million.

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

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2009

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Cash	$—	$4,187	$823	$5,214	$—	$10,224
Accounts and other receivables	7	9,270	90,663	6,161	(9,612)	96,489
Other current assets	1,187	1,114	70,077	4,253	(302)	76,329
Total current assets	1,194	14,571	161,563	15,628	(9,914)	183,042

Property and equipment, net	12,035	2,051	200,879	98,374	(9,471)	303,868

Investment in consolidated subsidiaries	362,887	780,294	—	—	(1,143,181)	—
Other long-term assets	82,189	243,670	30,774	75,728	(315,792)	116,569
Total other long-term assets	445,076	1,023,964	30,774	75,728	(1,458,973)	116,569

Acquired intangible assets	—	—	960,189	56,317	9,163	1,025,669

Total assets	$458,305	$1,040,586	$1,353,405	$246,047	$(1,469,195)	$1,629,148

Accounts payable and accrued liabilities	$6,595	$5,053	$31,064	$19,134	$(9,272)	$52,574
Current portion of long-term debt	1,026	—	2,425	43,820	(8,819)	38,452
Other current liabilities	—	—	109,376	626	—	110,002
Total current liabilities	7,621	5,053	142,865	63,580	(18,091)	201,028

Long-term debt	565,892	611,332	53,848	216,141	(186,590)	1,260,623
Other liabilities	28,060	1,387	376,500	37,415	(143,691)	299,671
Total liabilities	601,573	617,772	573,213	317,136	(348,372)	1,761,322

Common stock	798	—	11	761	(772)	798
Additional paid-in capital	605,387	643,899	702,150	86,986	(1,433,035)	605,387
Accumulated (deficit) earnings	(746,116)	(219,059)	79,237	(155,806)	295,628	(746,116)
Other comprehensive loss	(3,337)	(2,026)	(1,206)	(3,030)	6,262	(3,337)
Total Sinclair Broadcast Group (deficit) equity	(143,268)	422,814	780,192	(71,089)	(1,131,917)	(143,268)
Noncontrolling interest in consolidated subsidiaries	—	—	—	—	11,094	11,094
Total liabilities and equity (deficit)	$458,305	$1,040,586	$1,353,405	$246,047	$(1,469,195)	$1,629,148

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2008

(in thousands) (Unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Cash	$—	$9,649	$227	$6,594	$—	$16,470
Accounts and other receivables	4,719	135	100,272	9,658	(5,009)	109,775
Other current assets	741	1,419	68,728	6,827	(835)	76,880
Total current assets	5,460	11,203	169,227	23,079	(5,844)	203,125

Property and equipment, net	13,676	1,565	234,851	98,013	(11,141)	336,964

Investment in consolidated subsidiaries	574,071	977,074	—	—	(1,551,145)	—
Other long-term assets	68,422	171,238	29,632	71,433	(226,760)	113,965
Total other long-term assets	642,493	1,148,312	29,632	71,433	(1,777,905)	113,965

Acquired intangible assets	—	—	1,111,616	51,208	(471)	1,162,353

Total assets	$661,629	$1,161,080	$1,545,326	$243,733	$(1,795,361)	$1,816,407

Accounts payable and accrued liabilities	$22,581	$10,297	$39,725	$57,556	$(45,758)	$84,401
Current portion of long-term debt	3,550	26,250	2,479	38,462	(830)	69,911
Other current liabilities	—	—	93,372	651	—	94,023
Total current liabilities	26,131	36,547	135,576	96,669	(46,588)	248,335

Long-term debt	604,568	602,027	67,839	140,775	(122,842)	1,292,367
Other liabilities	57,765	537	364,476	4,908	(93,281)	334,405
Total liabilities	688,464	639,111	567,891	242,352	(262,711)	1,875,107

Common stock	810	—	10	761	(771)	810
Additional paid-in capital	605,865	677,142	821,336	140,694	(1,639,172)	605,865
Accumulated (deficit) earnings	(633,510)	(153,046)	157,457	(136,816)	87,733	(678,182)
Other comprehensive loss	—	(2,127)	(1,368)	(3,258)	3,258	(3,495)
Total Sinclair Broadcast Group (deficit) equity	(26,835)	521,969	977,435	1,381	(1,548,952)	(75,002)
Noncontrolling interest in consolidated subsidiaries	—	—	—	—	16,302	16,302
Total liabilities and equity (deficit)	$661,629	$1,161,080	$1,545,326	$243,733	$(1,795,361)	$1,816,407

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Net revenue	$—	$—	$149,699	$12,854	$(2,426)	$160,127

Program and production	—	145	35,999	268	(2,044)	34,368
Selling, general and administrative	4,270	1,692	27,716	1,032	(117)	34,593
Depreciation, amortization and other operating expenses	8,595	123	41,930	3,640	1,145	55,433
Total operating expenses	12,865	1,960	105,645	4,940	(1,016)	124,394

Operating (loss) income	(12,865)	(1,960)	44,054	7,914	(1,410)	35,733

Equity in earnings of consolidated subsidiaries	32,895	28,354	—	—	(61,249)	—
Interest income	283	11,979	—	275	(12,534)	3
Interest expense	(9,865)	(5,720)	(1,390)	(13,282)	12,791	(17,466)
Other income (expense)	148	4,544	(4,311)	(321)	838	898
Total other income (expense)	23,461	39,157	(5,701)	(13,328)	(60,154)	(16,565)

Income tax benefit (provision)	4,097	504	(9,397)	1,483	—	(3,313)
Income from discontinued operations, net of taxes	245	—	—	—	—	245
Net income (loss)	14,938	37,701	28,956	(3,931)	(61,564)	16,100
Net income attributable to the noncontrolling interest	—	—	—	—	(1,162)	(1,162)
Net income (loss) attributable to Sinclair Broadcast Group	$14,938	$37,701	$28,956	$(3,931)	$(62,726)	$14,938

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Net revenue	$—	$—	$165,201	$16,191	$(3,201)	$178,191

Program and production	—	202	40,966	72	(2,281)	38,959
Selling, general and administrative	3,921	1,583	33,017	1,337	(72)	39,786
Depreciation, amortization and other operating expenses	493	148	46,597	15,186	(380)	62,044
Total operating expenses	4,414	1,933	120,580	16,595	(2,733)	140,789

Operating (loss) income	(4,414)	(1,933)	44,621	(404)	(468)	37,402

Equity in earnings of consolidated subsidiaries	14,969	12,844	—	—	(27,813)	—
Interest income	273	2,647	—	376	(3,072)	224
Interest expense	(11,042)	(8,371)	(1,722)	(3,980)	3,547	(21,568)
Other income (expense)	459	6,478	(5,748)	665	(316)	1,538
Total other income (expense)	4,659	13,598	(7,470)	(2,939)	(27,654)	(19,806)

Income tax benefit (provision)	10,221	3,618	(24,149)	1,951	—	(8,359)
Loss from discontinued operations, net of taxes	—	—	(38)	—	—	(38)
Net income (loss)	10,466	15,283	12,964	(1,392)	(28,122)	9,199
Net loss attributable to the noncontrolling interest	—	—	—	—	991	991
Net income (loss) attributable to Sinclair Broadcast Group	$10,466	$15,283	$12,964	$(1,392)	$(27,131)	$10,190

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Net revenue	$—	$—	$440,377	$39,794	$(7,034)	$473,137

Program and production	—	529	111,279	377	(5,985)	106,200
Selling, general and administrative	12,342	5,603	89,034	3,266	(373)	109,872
Depreciation, amortization and other operating expenses	9,548	338	267,628	33,835	(9,134)	302,215
Total operating expenses	21,890	6,470	467,941	37,478	(15,492)	518,287

Operating loss	(21,890)	(6,470)	(27,564)	2,316	8,458	(45,150)

Equity in earnings of consolidated subsidiaries	(46,253)	(50,926)	—	—	97,179	—
Interest income	844	17,537	—	747	(19,088)	40
Interest expense	(29,861)	(17,877)	(4,392)	(21,250)	19,894	(53,486)
Other income (expense)	20,461	14,412	(13,772)	(706)	583	20,978
Total other expense	(54,809)	(36,854)	(18,164)	(21,209)	98,568	(32,468)

Income tax benefit (provision)	8,737	3,710	(3,401)	83	—	9,129
Income from discontinued operations, net of taxes	28	—	—	—	—	28
Net loss	(67,934)	(39,614)	(49,129)	(18,810)	107,026	(68,461)
Net loss attributable to the noncontrolling interest	—	—	—	—	527	527
Net loss attributable to Sinclair Broadcast Group	$(67,934)	$(39,614)	$(49,129)	$(18,810)	$107,553	$(67,934)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Net revenue	$—	$—	$521,587	$46,173	$(9,297)	$558,463

Program and production	—	701	124,168	166	(6,809)	118,226
Selling, general and administrative	14,176	4,807	100,311	3,519	(192)	122,621
Depreciation, amortization and other operating expenses	1,488	424	143,785	45,052	(65)	190,684
Total operating expenses	15,664	5,932	368,264	48,737	(7,066)	431,531

Operating (loss) income	(15,664)	(5,932)	153,323	(2,564)	(2,231)	126,932

Equity in earnings of consolidated subsidiaries	68,572	79,694	—	—	(148,266)	—
Interest income	826	6,086	6	758	(7,077)	599
Interest expense	(32,944)	(26,058)	(5,167)	(10,631)	8,617	(66,183)
Other income (expense)	474	17,296	(15,537)	1,045	(941)	2,337
Total other income (expense)	36,928	77,018	(20,698)	(8,828)	(147,667)	(63,247)

Income tax benefit (provision)	16,610	5,445	(51,985)	1,626	—	(28,304)
Income from discontinued operations, net of taxes	—	—	9	—	—	9
Net income (loss)	37,874	76,531	80,649	(9,766)	(149,898)	35,390
Net loss attributable to the noncontrolling interest	—	—	—	—	1,571	1,571
Net income (loss) attributable to Sinclair Broadcast Group	$37,874	$76,531	$80,649	$(9,766)	$(148,327)	$36,961

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES	$(38,373)	$3,953	$128,443	$(9,975)	$(473)	$83,575
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(32)	(1,000)	(4,005)	(1,986)	—	(7,023)
Purchase of alarm monitoring contracts	—	—	—	(8,876)	—	(8,876)
Distributions from investments	—	—	—	1,460	—	1,460
Investments in equity and cost method investees	(3,130)	—	—	(6,231)	—	(9,361)
Proceeds from sale of assets	—	—	102	—	—	102
Loans to affiliates	(123)	—	—	—	—	(123)
Proceeds from loans to affiliates	153	—	—	—	—	153
Net cash flows used in investing activities	(3,132)	(1,000)	(3,903)	(15,633)	—	(23,668)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	—	108,963	—	22,804	—	131,767
Repayments of notes payable, commercial bank financing and capital leases	(30,637)	(124,978)	(285)	(14,059)	—	(169,959)
Purchase of subsidiary shares from noncontrolling interest	—	—	—	(4,000)	—	(4,000)
Repurchase of Class A Common Stock	(1,454)	—	—	—	—	(1,454)
Dividends paid on Class A and Class B Common Stock	(16,193)	—	—	—	155	(16,038)
Payments for deferred financing costs	—	(4,261)	—	(158)	—	(4,419)
Noncontrolling interest contribution	—	—	—	126	—	126
Repayments of notes and capital leases to affiliates	(481)	—	(1,695)	—	—	(2,176)
Increase (decrease) in intercompany payables	90,270	11,861	(121,964)	19,515	318	—
Net cash flows from (used in) financing activities	41,505	(8,415)	(123,944)	24,228	473	(66,153)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(5,462)	596	(1,380)	—	(6,246)
CASH AND CASH EQUIVALENTS, beginning of period	—	9,649	227	6,594	—	16,470
CASH AND CASH EQUIVALENTS, end of period	$—	$4,187	$823	$5,214	$—	$10,224

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES	$(6,388)	$(9,323)	$154,817	$(1,501)	$979	$138,584
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(53)	(409)	(19,535)	(1,687)	—	(21,684)
Consolidation of variable interest entity	—	—	—	1,328	—	1,328
Purchase of alarm monitoring contracts	—	—	—	(6,080)	—	(6,080)
Payments for acquisition of television stations	—	(17,123)	—	—	—	(17,123)
Payment for acquisition of other operating divisions’ companies	—	—	—	(53,487)	—	(53,487)
Investments in equity and cost method investees	(6,244)	—	—	(24,939)	—	(31,183)
Distributions from investments	860	—	—	715	—	1,575
Proceeds from sale of assets	3	—	174	—	—	177
Loans to affiliates	(136)	—	—	—	—	(136)
Proceeds from loans to affiliates	135	—	—	—	—	135
Net cash flows used in investing activities	(5,435)	(17,532)	(19,361)	(84,150)	—	(126,478)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	—	220,891	—	12,336	—	233,227
Repayments of notes payable, commercial bank financing and capital leases	(12,166)	(170,509)	(152)	(10,169)	—	(192,996)
Repurchase of Class A Common Stock	(16,279)	—	—	—	—	(16,279)
Dividends paid on Class A and Class B Common Stock	(50,319)	—	—	—	445	(49,874)
Payments for deferred financing costs	—	—	—	(520)	—	(520)
Proceeds from derivative terminations	—	8,001	—	—	—	8,001
Noncontrolling interest distribution	—	—	—	(488)	—	(488)
Repayments of notes and capital leases to affiliates	(579)	—	(1,932)	—	—	(2,511)
Increase (decrease) in intercompany payables	91,166	(41,895)	(135,552)	87,705	(1,424)	—
Net cash flows from (used in) financing activities	11,823	16,488	(137,636)	88,864	(979)	(21,440)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(10,367)	(2,180)	3,213	—	(9,334)
CASH AND CASH EQUIVALENTS, beginning of period	—	14,478	2,599	3,903	—	20,980
CASH AND CASH EQUIVALENTS, end of period	$—	$4,111	$419	$7,116	$—	$11,646

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

General risks

•                  the impact of changes in national and regional economies including the possibility of an extended recession and freezing of the credit and capital markets;

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

•                  availability and cost of programming;

•                  the effects of governmental regulation of broadcasting or changes in those regulations and court actions interpreting those regulations, including ownership regulations, indecency regulations, retransmission regulations and political or other advertising restrictions and regulations such as the restrictions and regulations which may be imposed as a result of the current controversy surrounding pharmaceutical advertising;

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

•                  our ability to maintain our FCC licenses;

•                  our ability to maintain our affiliation agreements with our networks and at renewal, to successfully negotiate these agreements with favorable terms, such as with our ABC affiliation agreement which expires December 31, 2009;

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

•                  our ability to successfully execute our multi-channel broadcasting initiatives strategy including mobile digital television; and

•                  the results of prior year tax audits by taxing authorities.

Other matters set forth in this report and our other reports filed with the SEC, including the Risk Factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2008, as updated in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and June 30, 2009 and in our Current Reports on Form 8-K filed on July 10, 2009 and October 13, 2009 may also cause actual results in the future to differ materially from those described in the forward-looking statements.  However, additional factors and risks not currently known to us or that we currently deem immaterial may also cause actual results in the future to differ materially from those described in the forward-looking statements.  You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date made.  We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this report might not occur.

The following table sets forth certain operating data for the three and nine months ended September 30, 2009 and 2008:

STATEMENTS OF OPERATIONS DATA

(in thousands, except for per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Statement of Operations Data:
Net broadcast revenues (a)	$136,427	$150,119	$400,740	$474,758
Revenues realized from station barter arrangements	13,010	14,562	38,827	45,048
Other operating divisions revenues	10,690	13,510	33,570	38,657
Total revenues	160,127	178,191	473,137	558,463

Station production expenses	34,368	38,959	106,200	118,226
Station selling, general and administrative expenses	28,484	33,867	91,387	102,498
Expenses recognized from station barter arrangements	11,164	12,760	32,685	40,394
Amortization of program contract costs and net realizable value adjustments	17,021	21,744	57,644	63,247
Depreciation and amortization expenses (b)	16,225	16,306	50,139	47,504
Other operating divisions expenses	11,280	13,397	34,422	40,076
Corporate general and administrative expenses	6,109	5,919	18,485	20,123
Gain on asset exchange	(500)	(2,163)	(3,016)	(2,163)
Impairment of goodwill, intangible and other assets	243	—	130,341	1,626
Operating income (loss)	35,733	37,402	(45,150)	126,932

Interest expense and amortization of debt discount and deferred financing costs	(17,466)	(21,568)	(53,486)	(66,183)
Interest income	3	224	40	599
Gain (loss) from sale of assets	49	(3)	126	48
Gain from extinguishment of debt	—	432	18,986	146
(Loss) gain from derivative instruments	(50)	—	(102)	999
Income (loss) from equity and cost method investees	453	658	471	(118)
Other income, net	446	451	1,497	1,262
Income (loss) from continuing operations before income taxes	19,168	17,596	(77,618)	63,685
Income tax (provision) benefit	(3,313)	(8,359)	9,129	(28,304)
Income (loss) from continuing operations	15,855	9,237	(68,489)	35,381

Discontinued Operations:
Income (loss) from discontinued operations, net of related income taxes	245	(38)	28	9
Net income (loss)	$16,100	$9,199	$(68,461)	$35,390
Net (income) loss attributable to the noncontrolling interest	(1,162)	991	527	1,571
Net income (loss) attributable to Sinclair Broadcast Group	$14,938	$10,190	$(67,934)	$36,961

Basic and Diluted Earnings (Loss) Per Common Share Attributable to Sinclair Broadcast Group:
Earnings (loss) per share from continuing operations	$0.18	$0.12	$(0.85)	$0.42
Earnings per share from discontinued operations	$—	$—	$—	$—
Earnings (loss) per share	$0.19	$0.12	$(0.85)	$0.42
Dividends declared per share	$—	$0.20	$—	$0.60

	September 30, 2009	December 31, 2008
Balance Sheet Data:

Cash and cash equivalents	$10,224	$16,470
Total assets	$1,629,148	$1,816,407
Total debt (c)	$1,299,075	$1,362,278
Total equity (deficit)	$(132,174)	$(58,700)

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

Executive Overview — financial events since June 30, 2009;

Results of Operations — an analysis of our revenues and expenses for the three and nine months ended September 30, 2009 and 2008, including comparisons between quarters and expectations for the three months ended December 31, 2009; and

Liquidity and Capital Resources — an analysis of our cash flows from or used in operating activities, investing activities and financing activities and an update of our debt repurchases during the quarter.

EXECUTIVE OVERVIEW

Third Quarter 2009 Events

•                  On September 1, 2009, one of our Las Vegas stations, KVMY-TV, entered into a network affiliation and representation agreement with Lieberman Television, LLC, a provider of Spanish-language television programming currently known as “Estrella TV”; and

•                  Excluding political, local revenues decreased 13.1% and national revenues decreased 16.2% in the third quarter 2009 versus the third quarter 2008 as current negative financial and economic conditions have severely impacted advertising spending levels particularly in the automotive sector.  However, production, selling and general and administrative expenses combined have decreased 13.7% over the same period primarily as a result of our cost control initiatives.

Other Events

•                  On October 8, 2009, we commenced tender offers to purchase for cash any and all of the outstanding 3.0% Notes and 4.875% Notes.  The tender offer expired at 12:00 midnight on November 5, 2009 and approximately $266.6 million and $106.5 million of the 3.0% Notes and 4.875% Notes, respectively, tendered;

•                  On October 28, 2009, we entered into certain agreements with Cunningham to amend and/or restate our LMAs, certain option agreements to acquire Cunningham stock and certain acquisition and merger agreements relating to Cunningham Stations that became effective upon the consummation of the tender offers for our 3.0% Notes and 4.875% Notes;

•                  On October 29, 2009, we issued $500.0 million aggregate principal amount of the 9.25% Notes;

•                  Contemporaneous with the issuance of the 9.25% Notes, we entered into the New Bank Credit Agreement pursuant to an amendment and restatement of the Bank Credit Agreement;

•                  On October 30, 2009, options were exercised to extend the affiliation agreements of the stations owned, programmed and/or to which we provide services that are affiliated with the CW for an additional year to expire on August 31, 2011;

•                  On November 5, 2009 and November 6, 2009, S&P and Moody’s, respectively, issued revised ratings in response to our closing of the 9.25% Notes and entry into the New Bank Credit Agreement; and

•                  Our outsourcing agreements in WYZZ-TV in Peoria, Illinois and WUHF-TV in Rochester, New York with Nexstar Broadcasting are scheduled to terminate April 1, 2010.

RESULTS OF OPERATIONS

In general, this discussion is related to the results of our continuing operations, except for discussions regarding our cash flows, which also include the results of our discontinued operations.  Unless otherwise indicated, references in this discussion and analysis to the second quarter of 2009 and 2008 refer to the three months ended September 30, 2009 and 2008, respectively.  Additionally, any references to the first, second or fourth quarter are to the three months ended March 31, June 30 and December 31, respectively, for the year being discussed.  During 2008, we determined we have two reportable segments, “broadcast” and “other operating divisions” that are disclosed separately from our corporate activities.  We have restated prior period information to reflect FASB accounting guidance related to convertible debt instruments that may be settled in cash upon conversion and guidance for the recognition of noncontrolling interest in our consolidated financial statements.  See the Recent Accounting Pronouncements section in Note 1.  Summary of Significant Accounting Policies in the notes to our consolidated financial statements for more information.

BROADCAST SEGMENT

Broadcast Revenue

The following table presents our revenues from continuing operations, net of agency commissions, for the three and nine months ended September 30, 2009 and 2008 (in millions):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2009	2008	Percent Change	2009	2008	Percent Change
Local revenues:
Non-political (a)	$73.7	$84.8	(13.1)%	$228.8	$275.7	(17.0)%
Political	0.8	1.6	(b )	1.1	4.2	(b )
Total local	74.5	86.4	(13.8)%	229.9	279.9	(17.9)%

National revenues:
Non-political	32.6	38.9	(16.2)%	97.0	129.6	(25.2)%
Political	1.1	7.1	(b )	1.8	11.3	(b )
Total national	33.7	46.0	(26.7)%	98.8	140.9	(29.9)%

Total net times sales	108.2	132.4	(18.3)%	328.7	420.8	(21.9)%

Other revenues	28.2	17.7	59.3%	72.0	54.0	33.3%
Total net broadcast revenues	$136.4	$150.1	(9.1)%	$400.7	$474.8	(15.6)%

(a)                                  Revenue of $4.4 million and $4.6 million for the quarters ended September 30, 2009 and 2008, respectively, was generated from our retransmission consent agreements and categorized as local/regional advertising.  For the nine months ended September 30, 2009 and 2008, revenue generated from retransmission consent agreements categorized as local/regional advertising was $14.6 million and $16.5 million, respectively.

(b)                                 Political revenue is not comparable from year to year due to cyclicality of elections.  See Political Revenues below for more information.

Net broadcast revenues.   From a revenue category standpoint, the third quarter 2009, when compared to the same period in 2008, was impacted by decreases in virtually all of the advertising sectors.  However, during the later half of the quarter, we did begin to see a positive trend in increased advertising spending.  Services represented our largest category at 15.6% of the quarter’s net time sales.  Automotive, which typically is our largest category, represented 15.3% of the quarter’s net time sales.  During the quarter, automotive revenues were helped by the government’s extension of the “Cash for Clunkers” program, however, our net times sales from the automotive sector were down 31.4% in the third quarter 2009 compared to the same period in 2008.

The following table presents our time sales revenue from continuing operations, net of agency commissions, by network affiliates for the three and nine months ended September 30, 2009 and 2008 (dollars in millions):

	# of	Percent of Sales for the nine months ended	For the three months ended September 30,		Percent	For the nine months ended September 30,		Percent
	Stations	September 30, 2009	2009	2008	Change	2009	2008	Change
FOX	20	45.3%	$47.6	$57.7	(17.5)%	$149.1	$192.3	(22.5)%
ABC	9	19.2%	21.8	27.7	(21.3)%	63.1	83.5	(24.4)%
MyNetworkTV	17	19.4%	21.4	24.6	(13.0)%	63.7	76.0	(16.2)%
The CW	9	12.7%	13.4	17.3	(22.5)%	41.7	55.0	(24.2)%
CBS	2	2.6%	3.0	3.9	(23.1)%	8.4	10.6	(20.8)%
NBC	1	0.7%	0.8	1.1	(27.3)%	2.3	3.0	(23.3)%
Digital (a)	5	0.1%	0.2	0.1	100.0%	0.4	0.4	—%
Total	63		$108.2	$132.4	(18.3)%	$328.7	$420.8	(21.9)%

(a)                                 Three television stations are broadcasting MyNetworkTV programming, one television station is broadcasting Spanish-language programming and one television station is broadcasting independent programming on a second digital signal.

Political Revenues.  Political revenues decreased by $6.8 million to $1.9 million for the third quarter 2009 when compared to the same period in 2008.  For the nine months ended September 30, 2009, political revenues decreased by $12.6 million to $2.9 million when compared to the same period in 2008.  Political revenues are typically lower in non-election years such as 2009 and were especially robust in 2008 because of the presidential election.  In 2009, however, we earned higher political revenue related to health care and state-related issues.

Local Revenues.  Our revenues from local advertisers, excluding political revenues, were down $11.1 million for the three months ended September 30, 2009 when compared to 2008.  For the nine months ended September 30, 2009, local advertisers, excluding political revenues, were down $46.9 million when compared to the same period in 2008.  This decrease was primarily due to current negative financial and economic conditions which have impeded advertising spending levels, as well as a $4.9 million decrease due to a change in networks for the Super Bowl programming from FOX to NBC.  However, during the later half of the quarter, we did begin to see a positive trend in increased advertising spending.

National Revenues.  Our revenues from national advertisers, excluding political revenues were down $6.3 million for the three months ended September 30, 2009 when compared to 2008.  This decrease was due to current negative financial and economic conditions which have impeded advertising spending levels.  For the nine months ended September 30, 2009, national advertisers, excluding political revenues, were down $32.6 million when compared to the same period in 2008.  Over the past few years national revenues have trended downward.  We believe this trend represents a shift in the way national advertising dollars are being spent and we believe this trend will continue in the future.  Advertisers in major categories are shifting significant portions of their advertising budgets away from spot television into non-traditional media, in-store promotions and product placement in network shows.  Automotive decreases are due to automotive companies reducing advertising budgets as a result of the extreme detrimental market conditions in their industry and shifting advertising to specific markets.  We expect this trend to continue into 2010.

Other Revenues.   Our other revenues consist primarily of revenues from retransmission consent agreements with MVPDs, network compensation, production revenues and revenues from our outsourcing agreements.  The increase in other revenue is primarily attributable to growth in our retransmission revenues.  Our retransmission consent agreements, including the advertising component, generated $28.0 million in total broadcast revenues during the third quarter 2009 compared with $17.9 million during the same period in 2008.  For the nine months ended September 30, 2009, retransmission consent agreements, including the advertising component, generated $72.7 million in total broadcast revenues compared with $56.2 million during the same period in 2008.

Broadcast Expenses

The following table presents our significant expense categories in our broadcast segment for the three and nine months ended September 30, 2009 and 2008 (in millions):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2009	2008	Percent Change (Increase/ (Decrease))	2009	2008	Percent Change (Increase/ (Decrease))

Station production expenses	$34.4	$39.0	(11.8)%	$106.2	$118.2	(10.2)%
Station selling, general and administrative expenses	$28.5	$33.9	(15.9)%	$91.4	$102.5	(10.8)%
Amortization of program contract costs and net realizable value adjustments	$17.0	$21.7	(21.7)%	$57.6	$63.2	(8.9)%
Corporate general and administrative expenses	$1.8	$1.7	5.9%	$5.5	$5.3	3.8%
Gain on asset exchange	$0.5	$2.2	(77.3)%	$3.0	$2.2	36.4%
Impairment of goodwill, intangible and other assets	$—	$—	—	$130.1	$—	100.0%

In general, we have continued to put cost cutting initiatives into action including reductions in staffing levels which have resulted in overall decreases to our station expenses when compared to the same period in prior year.

Station production expenses.  Station production expenses decreased during the third quarter 2009 compared to the same period in 2008 due to decreases in compensation expenses of $1.5 million, electricity expenses of $1.4 million, news expenses of $0.6 million, LMAs and outsourcing agreements of $0.5 million, engineering expenses of $0.5 million and promotion expenses of $0.4 million.  These decreases were partially offset by an increase in rating service fees of $0.3 million. When appropriate, we have made an effort to reduce cash outlays for expenses by utilizing trade transactions.

Station production expenses decreased during the nine months ended September 30, 2009 compared to the same period in 2008, due to decreases in compensation expenses of $4.1 million, electricity expenses of $2.4 million, promotion expenses of $2.9 million, news expenses of $1.7 million, engineering expenses of $1.1 million, LMAs and outsourcing agreements of $0.9 million and miscellaneous expenses of $0.1 million.  These decreases were partially offset by an increase in rating service fees of $0.7 million and music license fees of $0.5 million.

Station selling, general and administrative expenses.  Station selling, general and administrative expenses decreased during the third quarter 2009 compared to same period in 2008, due to decreases in bad debt expense of $1.8 million primarily due to a decrease in reserves related to the automotive sector, sales expenses of $1.5 million, local commissions and national sales representative commission costs of $1.5 million and $0.9 million, respectively, due to a decrease in sales, compensation expenses of $0.3 million and other general and administrative expenses of $0.2 million partially offset by an increase in trade expenses of $0.8 million.

Station selling, general and administrative expenses decreased during the nine months ended September 30, 2009 compared to same period in 2008, due to decreases in local commissions of $5.9 million, sales expenses of $2.9 million, national sales representative commission costs of $2.8 million, compensation expenses of $2.4 million and other general and administrative expenses of $0.3 million partially offset by an increase in trade expenses of $2.0 million and bad debt expense of $1.2 million.

We expect fourth quarter 2009 station production and station selling, general and administrative expenses, excluding barter, to trend higher than our third quarter 2009 results.

Amortization of program contract costs and net realizable value adjustments.  The amortization of program contract costs decreased during the third quarter 2009 compared to the same period in 2008 due to a decrease of $2.2 million in write-downs of our program contract costs and a decrease of $2.5 million in program amortization. Program contract cost write-downs were $1.2 million in third quarter 2009 compared to $3.4 million in 2008.  The amortization of program contract costs decreased during the nine months ended September 30, 2009 compared to the same period in 2008 primarily due to a decrease of $6.5 million in write-downs of our program contract costs offset by an increase in program amortization of $0.9 million. Program contract cost write-downs were $2.0 million during the nine month ended September 30, 2009 compared to $8.5 million during 2008. We expect program contract amortization to trend higher in fourth quarter 2009 compared to third quarter 2009.

Corporate general and administrative expenses.  Corporate general and administrative expenses allocated to the broadcast segment include, among other things, corporate departmental compensation expenses, health and other insurance, rent, communication, consulting fees, legal fees and strategic development initiatives.  Broadcast segment departments include finance, technology, sales and traffic, engineering, operations and purchasing. Corporate general and administrative expenses increased slightly from prior periods.

We expect corporate overhead expenses to increase in fourth quarter 2009 compared to third quarter 2009.

Gain on asset exchange.  During the third quarter 2009 and the nine months ended September 30, 2009, we recognized a non-cash gain of $0.5 million and $3.0 million, respectively, from the exchange of equipment under agreements with Sprint Nextel Corporation.

Impairment of goodwill, broadcast licenses and other assets.  Due to the severity of the economic downturn and the decrease of our market capitalization in first quarter 2009, we tested our goodwill and broadcast licenses for impairment.  See Note 4. Goodwill, Broadcast Licenses and Other Intangible Assets, in the Notes to our Consolidated Financial Statements.  During the first quarter of 2009, we recorded an impairment of $69.5 million and $60.6 million related to our goodwill and broadcast licenses, respectively.  No impairment was recorded in the second or third quarter 2009.

OTHER OPERATING DIVISIONS SEGMENT

The following table presents our other operating divisions segment revenue and expenses related to G1440 Holdings, Inc. (G1440), an information technology staffing, consulting and software development company; Acrodyne Communications, Inc. (Acrodyne), a manufacturer of television transmissions systems; Triangle Signs & Services, LLC. (Triangle), a sign designer and fabricator, Alarm Funding Associates, LLC. (Alarm Funding), a regional security alarm operating and bulk acquisition company; and real estate ventures for the three and nine months ended September 30, 2009 and 2008 (in millions):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2009	2008	Percent Change (Increase/ (Decrease))	2009	2008	Percent Change (Increase/ (Decrease))
Revenues:
G1440	$1.8	$2.7	(33.3)%	$5.0	$8.5	(41.2)%
Acrodyne	$0.7	$1.9	(63.2)%	$4.2	$4.2	—%
Triangle	$4.8	$6.5	(26.2)%	$15.9	$20.1	(20.9)%
Alarm Funding	$1.8	$0.8	125.0%	$4.6	$1.8	155.6%
Real Estate Ventures	$1.6	$1.6	—%	$3.9	$4.1	(4.9)%

Expenses: (a)
G1440	$1.7	$2.8	(39.3)%	$5.2	$8.8	(40.9)%
Acrodyne	$2.4	$1.8	33.3%	$6.2	$6.3	(1.6)%
Triangle	$4.8	$6.2	(22.6)%	$16.1	$18.9	(14.8)%
Alarm Funding	$1.6	$0.8	100.0%	$4.1	$2.0	105.0%
Real Estate Ventures	$2.1	$2.6	(19.2)%	$6.2	$8.2	(24.4)%

(a)                                  Comprises total expenses of the entity including other operating divisions expenses, depreciation and amortization and applicable other income (expense) items such as interest expense.

G1440 continues to have near breakeven results due to a decline in demand for their products and services.  G1440 primarily generates revenues from staffing and software that supports the home building industry which both have shown decreases in demand due to the soft job market and the deterioration of the real estate market.  Acrodyne closed its business September 30, 2009, which resulted in an increase in expenses.

The increases in Alarm Funding’s results are primarily due to the acquisition of new alarm monitoring contracts and the expansion of sales efforts.  The decreases in Triangle’s results are primarily due to a decline in order volume driven by the economic downturn particularly in the retail sector.

Due to the continued weakening of the real estate market, we have seen a delay in revenue growth from both our consolidated and unconsolidated (noted below) real estate ventures.

Income (Loss) from Equity and Cost Method Investments.  Results of our equity and cost method investments in private investment funds and real estate ventures are included in income (loss) from equity and cost method investments in our consolidated statements of operations.  During the nine months ended September 30, 2009, we recorded income of $0.5 million primarily related to certain private investment funds.  During the nine months ended September 30, 2008, we recorded a loss of $1.5 million related to certain private investment funds and income of $0.3 million related to our real estate ventures.

CORPORATE AND UNALLOCATED EXPENSES

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2009	2008	Percent Change (Increase/ (Decrease))	2009	2008	Percent Change (Increase/ (Decrease))

Corporate general and administrative expenses	$4.1	$3.8	7.9%	$12.1	$13.8	(12.3)%
Interest expense	$17.1	$21.3	(19.7)%	$52.5	$65.5	(19.8)%
Gain from extinguishment of debt	$—	$0.4	(100.0)%	$19.0	$0.1	18,900.0%
Income tax (provision) benefit	$(3.3)	$(8.4)	60.7%	$9.1	$(28.3)	132.2%

Corporate general and administrative expenses. Unallocated corporate general and administrative expenses represent the costs to operate our corporate headquarters location.  Corporate departments include executive, treasury, accounting, human resources, corporate relations and legal.

Corporate general and administrative expenses increased in the third quarter 2009 when compared to the same period in 2008 primarily due to an increase in professional fees of $0.3 million.

Corporate general and administrative expenses decreased during the nine months ended September 30, 2009 when compared to the same period in 2008 due to a decrease in compensation expenses including stock based awards of $1.6 million and building rent expense of $0.1 million.

We expect corporate general and administrative expenses to increase in fourth quarter 2009 compared to third quarter 2009.

Interest expense.  Interest expense has been decreasing since 2004, primarily due to refinancings we have undertaken.  The decrease during the third quarter 2009 and the nine months ended September 30, 2009 compared to the same periods in 2008 is primarily due to open market repurchases of the 6.0% Debentures and the 3.0% Notes.  In addition, a decrease in LIBOR has lowered interest expense on our Term Loans.  We expect interest expense to increase in fourth quarter 2009 compared to third quarter 2009.

Gain from extinguishment of debt.  During the nine months ended September 30, 2009, we repurchased, in the open market, $50.7 million face value of the 3.0% Notes, resulting in a gain of $18.5 million from extinguishment of debt.  We also repurchased, in the open market, $1.0 million face value of the 6.0% Debentures, resulting in a gain of $0.5 million from extinguishment of debt. All debt repurchases in 2009 were made during first quarter 2009.  During the nine months ended September 30, 2008, we repurchased, in the open market, $37.8 million face value of the 8% Notes , resulting in a gain of $0.3 million from extinguishment of debt.  We also repurchased, in the open market, $12.0 million face value of the 6.0% Debentures, resulting in a loss of $0.2 million from extinguishment of debt.

Income tax (provision) benefit.  The effective tax rate for the three months ended September 30, 2009 including the effects of the noncontrolling interest was a provision of 18.4% as compared to a provision of 45.0% during the same period in 2008. The decrease in the effective tax rate for the three months ended September 30, 2009 as compared to the same period 2008 is primarily due to a lower valuation allowance provided for in 2009.

The effective tax rate for the nine months ended September 30, 2009 including the effects of the noncontrolling interest was a benefit of 11.8% as compared to a provision of 43.4% during the same period in 2008. Due to our pre-tax loss in 2009 compared to our pre-tax income in 2008, we incurred a tax provision in 2008 versus a tax benefit in 2009. The difference in the absolute value of the tax rate between 2009 and 2008 is primarily because impairments of certain indefinite-lived intangible assets recorded in 2009 are not deductible for income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2009, we had $10.2 million in cash and cash equivalent balances and negative working capital of approximately $18.0 million.  Cash generated by our operations and availability under our revolving credit facility (the Revolving Credit Facility) under our senior secured bank credit agreement (the Bank Credit Agreement) are used as our primary source of liquidity.  As of September 30, 2009, we had drawn $88.3 million on our Revolving Credit Facility and $83.1 million of borrowing capacity was available.  We anticipate that cash flow from our operations and borrowing capacity under the Revolving Credit Facility will be sufficient to satisfy our debt service obligations, capital expenditure requirements, certain committed strategic investments and working capital needs.

On October 8, 2009, we commenced tender offers to purchase for cash any and all of the outstanding 3.0% Convertible Senior Notes, due 2027 (the 3.0% Notes) and 4.875% Convertible Senior Notes, due 2018 (the 4.875% Notes). We offered to purchase each of the 3.0% Notes and the 4.875% Notes at a purchase price of $980 per $1,000 principal amount, plus accrued and unpaid interest, to, but excluding, the settlement date. The tender offers expired on November 5, 2009.  The tender offers were conditioned on, among other things, receipt of sufficient proceeds from the unregistered, private placement of the Senior Secured Second Lien Notes, due 2017 (the 9.25% Notes) discussed below, to fund the tender offers and an amendment of our Bank Credit Agreement to allow the issuance of the 9.25% Notes.  Approximately $266.6 million and $106.5 million principal amount of the 3.0% Notes and 4.875% Notes, respectively were tendered.

On October 29, 2009, we issued $500.0 million aggregate principal amount of the 9.25% Notes that mature on November 1, 2017, pursuant to an indenture, dated as of October 29, 2009 (the Indenture).  The 9.25% Notes were priced at 97.264% of their par value and accrue interest at a rate of 9.25% beginning on the issue date.  Interest on the 9.25% Notes will be paid on May 1 and November 1 of each year, beginning May 1, 2010.  Prior to November 1, 2013, we may redeem the 9.25% Notes in whole, but not in part, at any time or from time to time at a price equal to 100% of the principal amount of the 9.25% Notes plus accrued and unpaid interest, plus a “make-whole premium” as set forth in the Indenture.  Beginning on November 1, 2013, we may redeem some or all of the 9.25% Notes at any time or from time to time at the redemption prices set forth in the Indenture.  In addition, on or prior to November 1, 2012, we may redeem up to 35.0% of the 9.25% Notes using the proceeds of certain equity offerings.  Upon the sale of certain of our assets or certain changes of control, the holders of the 9.25% Notes may require us to repurchase some or all of the 9.25% Notes.

The  net proceeds from the offering of the 9.25% Notes will be used to fund the tender offers for our 3.0% Notes and 4.875% Notes, to pay amounts outstanding under the Bank Credit Agreement and to pay fees and expenses related to the amendment and restatement of the Bank Credit Agreement (as amended and restated, the New Bank Credit Agreement), as discussed below, and the transactions we entered into, as contemplated by the non-binding Memorandum of Understanding (the MOU) with Cunningham Broadcasting Corporation (Cunningham) discussed in Note 6, Related Party Transactions in the Notes to our Consolidated Financial Statements.  Approximately $435.5 million of the net proceeds from the offering will be held in a cash collateral account and will be released only to fund the purchase of the 3.0% Notes and 4.875% Notes pursuant to the tender offers or, for any 3.0% Notes or 4.875% Notes remaining after consummation of the tender offers, upon exercise of the put rights by the holders of such notes in May 2010 and January 2011, respectively.  Any unused funds held in the cash collateral account will be released to us to be used for general corporate purposes.

Concurrently with the closing of the offering of the 9.25% Notes, we entered into a New Bank Credit Agreement by amending and restating the Bank Credit Agreement.  The final terms of the New Bank Credit Agreement are set forth below.  The closing of the offering and the consummation of the tender offer were both conditioned upon closing of this New Bank Credit Agreement.  The New Bank Credit Agreement includes the following facilities:

•                  A new six year term loan facility (Term Loan B) of $330.0 million, the net proceeds of which were used to prepay the outstanding term loans and a portion of the Revolving Credit Facility under the Bank Credit Agreement.  The Term Loan B will initially bear interest at LIBOR plus 4.50% with a 2.0% LIBOR floor and amortize principal at a rate of 0.25% per quarter commencing on March 31, 2011, continuing until the scheduled final payment on October 29, 2015 with 95.25% due at maturity or upon earlier termination of the Term Loan B pursuant to the terms in the New Bank Credit Agreement.  We have the right to prepay the Term Loan B at any time without prepayment penalty.

•                  An amended and restated revolving credit facility (as amended and restated, the Amended Revolver), which we drew upon to repay amounts outstanding under the existing Revolving Credit Facility under the Bank Credit Agreement following the closing of the New Bank Credit Agreement, and thereafter is available for general corporate purposes.  Under the terms of the Amended Revolver, $60.5 million in existing commitments will remain in place under the previous Revolving Credit Facility pricing, which as of September 30, 2009 was LIBOR plus 0.75% and will mature June 2011.  In addition, $75.4 million in commitments under the previous Revolving Credit Facility were extended until December 31, 2013 at an initial price of LIBOR plus 4.00% with a 2.0% LIBOR floor.  We have the right to prepay the Amended Revolver at any time without prepayment penalty.

•                  Provision for one or more incremental term loans, which may be drawn upon from time to time to meet working capital needs.

We filed a $500.0 million universal shelf registration statement with the SEC which became effective April 22, 2009.  We may use the universal shelf registration statement to issue common and preferred equity, debt securities and securities convertible into equity.

Debt Ratings

Our ability to finance working capital needs, capital expenditures and general corporate needs from the public and private markets, as well as the associated cost of funding is dependent, in part, on our credit ratings.  As of the filing date, our credit ratings, as assigned by Moody’s Investor Services (Moody’s) and Standard & Poor’s Ratings Services (S&P) were:

	Moody’s	S&P
Corporate Credit	B2	B
Senior Subordinated Notes	Caa1	CCC+
4.875% and 3.0% Notes	Caa1	CCC+
9.25% Notes	B2	B-
New Bank Credit Agreement	Ba2	BB-

On June 16, 2009 and June 19, 2009, Moody’s and S&P, respectively, reduced the rating of the 4.875% Notes two notches.  As a result, any holder of the 4.875% Notes may surrender all or any portion of their notes for a conversion into our Class A Common Stock at any time at the then-applicable conversion rate.  As of September 30, 2009, holders of the 4.875% Notes have the option to convert each $1,000 of principal amount of the 4.875% Notes held into 44.7015 shares of common stock at a conversion price of approximately $22.37 per share.  On July 13, 2009, Moody’s and S&P further reduced our credit ratings by two notches.  On October 13, 2009, Moody’s issued proposed ratings on our 9.25% Notes and New Bank Credit Agreement.  On November 5, 2009, and November 6, 2009, S&P and Moody’s, respectively, issued revised ratings in response to our closing of the 9.25% Notes and entry into the New Bank Credit Agreement.

Cunningham Bank Credit Facility

Cunningham, one of our consolidated VIEs, holds a $33.5 million term loan facility originally entered into on March 20, 2002, with an unrelated third party.  Primarily all of Cunningham’s assets are collateral for its term loan facility, which is non-recourse to us.  On June 5, 2009, the administrative agent under Cunningham’s bank credit facility declared an event of default under the facility for failure to timely deliver certain annual financial statements as required.  As of such date, a rate of interest of LIBOR plus 5%, which rate includes a 2% default rate of interest, was instituted on all outstanding borrowings under the Cunningham bank credit facility.  On June 30, 2009, the default was waived and the termination date of the Cunningham bank credit facility was extended to July 31, 2009, subject to certain conditions, including maintaining the default interest rate.  On July 31, 2009, the Cunningham bank credit facility was further extended to October 30, 2009. The extension required that Cunningham make $0.2 million principal payments on its term loan facility as of the first day of each of August, September and October with the balance due on October 30, 2009.  To delay or avoid any potential bankruptcy of Cunningham, the lenders under Cunningham’s existing credit facility indicated their willingness to replace such credit facility with a new credit facility, which was conditioned upon Cunningham’s demonstration that it can repay the outstanding principal balance due under the facility within three years.  As a result, Cunningham asked us to restructure certain of its arrangements with us, including the LMAs, which negotiations led to the execution of the MOU.

In accordance with the terms of the MOU, amendments and/or restatements of the following agreements between Cunningham and us were entered into on October 28, 2009: (i) the LMAs, (ii) option agreements to acquire Cunningham stock and (iii) certain acquisition or merger agreements relating to television stations owned by Cunningham (Cunningham stations).  Such amendments and/or restatements were effective at the expiration of the tender offers for the 3.0% Notes and 4.875% Notes.

In consideration of the new terms of the LMAs and other agreements and the extension options, beginning on January 1, 2010 and ending on July 1, 2012, we will be obligated to pay Cunningham the sum of approximately $29.1 million in 10 quarterly installments of $2.75 million and one quarterly payment of approximately $1.6 million, which amounts will be used to pay off Cunningham’s bank credit facility and which amounts will be credited toward the purchase price for each Cunningham Station. An additional $3.9 million, approximately, will be paid in two installments on July 1, 2012 and October 1, 2012 as an additional LMA fee.  The aggregate purchase price of the television stations, $78.5 million as of September 30, 2009, will be decreased by each payment made by us to Cunningham, up to $33.0 million in the aggregate, pursuant to the foregoing transactions with Cunningham as such payments are made.  We expect to record a loss included in net (income) loss attributable to noncontrolling interest in our fourth quarter financial statements upon the effective date of the MOU equal to the excess of the $29.1 million payment over the Cunningham assets at that time.  Beginning on October 1, 2012 we will be obligated to pay Cunningham an annual LMA fee for the television stations equal to the greater of (i) 3% of each station’s annual net broadcast revenue and (ii) $5.0 million.

We will continue to reimburse Cunningham for 100% of its operating costs. In addition, we will continue to pay Cunningham a monthly payment of $50,000 through December 2012.

Pursuant to the foregoing transactions between us and Cunningham, Cunningham amended and restated its bank credit facility on October 29, 2009.

For the nine months ended September 30, 2009, Cunningham’s Stations provided us with approximately $58.7 million of total revenue.

Sources and Uses of Cash

The following table sets forth our cash flows for the three and nine months ended September 30, 2009 and 2008 (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Net cash flows from operating activities	$32.1	$48.6	$83.6	$138.6

Cash flows used in investing activities:
Acquisition of property and equipment	$(2.1)	$(7.1)	$(7.0)	$(21.7)
Payments for acquisition of television stations	—	—	—	(17.1)
Consolidation of variable interest entity	—	—	—	1.3
Payments for acquisitions of other operating divisions companies	—	—	—	(53.5)
Dividends and distributions from cost method investees	0.1	—	1.5	1.6
Purchase of alarm monitoring contracts	(1.3)	(3.8)	(8.9)	(6.1)
Investments in equity and cost method investees	(2.7)	(10.5)	(9.4)	(31.2)
Other	0.1	—	0.1	0.2
Net cash flows used in investing activities	$(5.9)	$(21.4)	$(23.7)	$(126.5)

Cash flows (used in) from financing activities:
Proceeds from notes payable, commercial bank financing and capital leases	$17.8	$89.3	$131.8	$233.2
Repayments of notes payable, commercial bank financing and capital leases	(40.7)	(80.8)	(170.0)	(193.0)
Repurchase of Class A Common Stock	—	(16.3)	(1.5)	(16.3)
Payments for deferred financing costs	(4.3)	(0.2)	(4.4)	(0.5)
Dividends paid on Class A and Class B Common Stock	—	(17.4)	(16.0)	(49.9)
Proceeds from derivative terminations	—	—	—	8.0
Purchase of subsidiary shares from noncontrolling interest	(1.0)	—	(4.0)	—
Noncontrolling interest (distributions) contributions	(0.1)	(0.3)	0.1	(0.5)
Other	(0.7)	(0.8)	(2.2)	(2.4)
Net cash flows used in financing activities	$(29.0)	$(26.5)	$(66.2)	$(21.4)

Operating Activities

Net cash flows from operating activities decreased during the third quarter 2009 compared to the same period in 2008.  During 2009, we received $24.3 million less in cash receipts from customers, net of cash payments to vendors and other working capital cash activities and $0.3 million less in distributions received from equity and cost method investees. This amount was partially offset by $3.9 million less in interest paid and $1.6 million less in program payments.  Additionally, we received $2.6 million more in tax refunds.

Net cash flows from operating activities decreased during the nine months ended September 30, 2009 compared to the same period in 2008.  During 2009, we received $70.6 million less in cash receipts from customers and $0.3 million less in distributions received from equity and cost method investees.  These amounts were partially offset by $10.5 million less in interest paid, $2.6 million more in tax refunds, $2.5 million less in tax payments and $0.3 million less in program payments.

We expect program payments to increase in the fourth quarter 2009 compared to the third quarter 2009.

Investing Activities

We focused our cash use towards debt and stock redemptions in the first quarter of 2009 and conservation of cash during the second and third quarters of 2009 instead of new investment opportunities.

Net cash flows used in investing activities decreased during the third quarter 2009 compared to the same period in 2008.  During the third quarter 2009, we made $7.8 million less in equity investments, decreased our capital expenditures by $5.0 million and decreased our purchase of alarm monitoring contracts by $2.5 million.

Net cash flows used in investing activities decreased during the nine months ended September 30, 2009 compared to the same period in 2008.  During the nine months ended September 30, 2009, we paid $53.5 million less for the purchase of other operating divisions companies and $17.1 million less for the purchase of television stations.  We made $21.8 million less in equity investments and decreased our capital expenditures by $14.7 million.  These amounts were partially offset by an increase in the purchase of alarm monitoring contracts of $2.8 million.

For fourth quarter 2009, we anticipate incurring more capital expenditures than incurred in the third quarter.

Financing Activities

Net cash flows used in financing activities increased in the third quarter of 2009 compared to the same period in 2008.  Our debt repayments, net of debt issuances to non-affiliates in third quarter 2009, were $22.9 million compared to debt issuances, net of debt repayments of $8.5 million in third quarter 2008.  In addition, we paid $4.1 million more in debt financing costs during third quarter 2009 as compared to third quarter 2008. The $4.1 million of debt financing costs are primarily related to the prior mentioned refinancing activities including the New Bank Credit Agreement and the 9.25% Notes offering.  These amounts were partially offset by a decrease of common stock dividends paid of $17.4 million and $16.3 million less in Class A Common Stock repurchased during third quarter 2009 as compared to the same period in 2008.

Net cash flows used in financing activities increased during the nine months ended September 30, 2009 compared to the same period in 2008.  Our debt repayments, net of debt issuances to non-affiliates during the nine months ended September 30, 2009, were $38.2 million compared to debt issuances, net of debt repayments of $40.2 million during the same period in 2008.  In addition, we paid $4.1 million more in debt financing costs during the nine months ended September 30, 2009 as compared to the same period in 2008 and we received $8.0 million in proceeds from derivative terminations in 2008. These amounts were partially offset by decreased common stock dividend payments of $33.9 million and $14.8 million less in Class A Common Stock repurchased during the nine months ended September 30, 2009 as compared to the same period 2008.

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

CONTRACTUAL CASH OBLIGATIONS

During first quarter 2009, we repurchased, in the open market $50.7 million face value of the 3.0% Notes for $30.0 million and $1.0 million face value of the 6.0% Debentures for $0.5 million. We did not repurchase any outstanding debt in the second or third quarter 2009.  From time to time, we may repurchase additional outstanding debt on the open market.  As of September 30, 2009, the face amount of the 3.0% Notes and 6.0% Debentures was $294.3 million and $134.1 million, respectively.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Internal Control over Financial Reporting

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and effectiveness of our disclosure controls and procedures and our internal control over financial reporting as of September 30, 2009.

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

Assessment of Effectiveness of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures as of September 30, 2009, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during or subsequent to the quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, as updated in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009 and in our Current Reports on Form 8-K filed with the SEC on July 10, 2009 and October 13, 2009.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description

10.1	Fourth Amended and Restated Credit Agreement, dated as of October 29, 2009, by and among Sinclair Television Group, Inc., JP Morgan Chase Bank, N.A and the lenders party thereto.

31.1	Certification by David D. Smith, as Chairman and Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to Rule 13a-14(a) of the Exchange Act (15 U.S.C. § 7241).

31.2	Certification by David B. Amy, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to Rule 13a-14(a) of the Exchange Act (15 U.S.C. § 7241).

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on the 6th day of November 2009.

SINCLAIR BROADCAST GROUP, INC.

By:	/s/ David R. Bochenek
David R. Bochenek
Vice President/Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1	Fourth Amended and Restated Credit Agreement, dated as of October 29, 2009, by and among Sinclair Television Group, Inc., JP Morgan Chase Bank, N.A and the lenders party thereto.

31.1	Certification by David D. Smith, as Chairman and Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to Rule 13a-14(a) of the Exchange Act (15 U.S.C. § 7241).

31.2	Certification by David B. Amy, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to Rule 13a-14(a) of the Exchange Act (15 U.S.C. § 7241).

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