Form 10-K
period 2009-12-31
SINCLAIR BROADCAST GROUP INC
filed 2010-03-05
CIK 912752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

Based on the closing sales price of $1.94 per share as of June 30, 2009, the aggregate market value of the voting and non-voting common equity of the Registrant held by non-affiliates was approximately $83.2 million.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of each class	Number of shares outstanding as of February 26, 2010
Class A Common Stock	47,869,669
Class B Common Stock	31,997,859

Documents Incorporated by Reference - Portions of our definitive Proxy Statement relating to our 2010 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.  We anticipate that our Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2009.

SINCLAIR BROADCAST GROUP, INC.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2009

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

General risks

•                  the impact of changes in national, regional and international economies including the possibility of a secondary recession and tightening of the credit markets;

•                  consumer confidence;

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

•                  labor disputes and legislation and other union activity;

•                  the impact of the mandatory transition from analog to digital over-the-air broadcasting;

•                  the broadcasting community’s ability to develop a viable mobile digital broadcast television (mobile DTV) strategy and platform and consumer demand for mobile television;

•                  competition related to the potential implementation of regulations requiring MVPDs to carry low power television stations’ programming;

•                  the operation of low power devices in the broadcast spectrum, which could interfere with our broadcast signals;

•                  the effects of new ratings system technologies including “people meters”, and the ability of such technologies to be a reliable standard that can be used by advertisers;

Risks specific to us

•                  the effectiveness of our management;

•                  our ability to attract and maintain local and national advertising;

•                  our ability to successfully renegotiate retransmission consent agreements;

•                  our ability to renew our FCC licenses;

•                  our ability to maintain our affiliation agreements with our networks and at renewal, to successfully negotiate these agreements with favorable terms such as our ABC affiliation agreement which expired and was extended to March 31, 2010 while we continue negotiations;

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

•                  the successful execution of our multi-channel broadcasting initiatives including mobile DTV; and

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

We have a mid-size market focus and 44 of our 58 stations are located in television designated market areas (DMAs) that rank between the 14th and 77th largest in the United States.  Our television station group is diverse in network affiliation: FOX (20 stations); MyNetworkTV (17 stations; as of September 2009 is no longer a network affiliation, however is branded as such); ABC (9 stations); The CW (9 stations); CBS (2 stations) and NBC (1 station).  Refer to our Markets and Stations table later in this section for more information.

We broadcast free over-the-air programming to television viewing audiences in the communities we serve through our local television stations.  The programming that we provide consists of network provided programs, news produced locally, local sporting events and syndicated entertainment programs.  We provide network produced programming, which we broadcast pursuant to our agreements with the network with which the stations are affiliated.  We produce news at 18 stations in 12 markets, including three stations where we produce news pursuant to a local news sharing arrangement with a competitive station in that market.  We have 10 stations which have local news sharing arrangements with a competitive station in that market that produces the news aired on our station.  We provide live local sporting events on many of our stations by acquiring the local television broadcast rights for these events.  Additionally, we purchase and barter for popular syndicated programming from third parties.  See Operating Strategy later in this Item for more information regarding the programming we provide.

Our primary source of revenue is the sale of commercial inventory on our television stations to our advertising customers.  Our objective is to meet the needs of our advertising customers by delivering significant audiences in key demographics.  Our strategy is to achieve this objective by providing quality local news programming and popular network and syndicated programs to our viewing audience.  We attract our national television advertisers through a single national marketing representation firm which has offices in New York City, Los Angeles, Chicago and Atlanta.  Our local television advertisers are attracted through the use of a local sales force at each of our television stations, which is comprised of approximately 320 account executives company-wide.

Over the last few years, we have been earning revenue from our retransmission consent agreements through payments from the MVPDs in our markets.  The MVPDs are local cable companies, satellite television and local telecommunication video providers.  The revenues primarily represent payments from the MVPDs for access to our digital signal so they may rebroadcast directly to and charge their subscribers.

Our operating results are subject to seasonal fluctuations.  The second and fourth quarter operating results are typically higher than the first and third quarters due to increased advertising revenues.  The second quarter operating results are typically higher than the first and third quarters primarily because advertising expenditures are increased in anticipation of consumer spending on “summer related” items such as home improvements, lawn care and travel plans.  The fourth quarter operating results are typically higher than first and third quarters due to anticipation of holiday season spending by consumers.  Due to the economic downturn in 2009, our seasonal fluctuations strayed from the norm and our second quarter net time sales, which includes the advertising portion of our local and national revenues were not higher than our first quarter results.  Our operating results are usually subject to cyclical fluctuations from political advertising.  In the past, political spending has been significantly higher in the even-number years due to the cyclicality of political advertising.  In addition, every four years, political spending is typically elevated further due to the advertising revenue preceding the presidential election.  Because of this cyclicality, there has been a significant difference in our operating results when comparing even-numbered years’ performance to the odd-numbered years’ performance.  We believe political advertising will continue to be a strong advertising category in our industry.  The Supreme Court’s recent decision to reverse restrictions on political advertising limits for corporations and unions is likely to increase the levels of political advertising. Additionally, as political-activism around social, political, economic and environmental causes continues to draw attention political advertising levels may increase further yet.

Over-the-air television broadcasting in the U.S. was scheduled to complete the transition from high power analog transmissions to digital transmissions on February 17, 2009; however, Congress extended this deadline to June 12, 2009.  In spite of this extension, Congress allowed broadcasters to petition the Federal Communications Commission (the FCC) for approval to maintain the original February 17, 2009 deadline.  We obtained approval from the FCC for 46 stations to maintain the February 17, 2009 transition and successfully completed the transition.  The remaining 12 stations completed the transition by the June 12, 2009 deadline.

We continue to strategize on various potential uses of our digital spectrum.  In spite of the recent mandatory transition to digital encompassing significant cost, time and effort by broadcasters, the FCC is now considering whether the digital spectrum is best used by the television broadcasting industry.  The FCC is assessing whether some portion of the digital spectrum would be better used by wireless broadband or other mediums.  We continue to believe that mobile digital broadcast television (mobile DTV) holds a tremendous and efficient use of this digital spectrum and could provide a significant revenue stream to the television broadcasting industry.  We are a member of the Open Mobile Video Coalition (the Coalition), which is an alliance of U.S. commercial and public broadcasters formed to accelerate the development and rollout of mobile DTV products and services. The Coalition is committed to maximizing and developing the full potential of the digital television spectrum.  The Coalition working within the Advanced Television Systems Committee (ATSC), has developed a mobile broadcasting system that will allow cell phones, laptop computers, video screens in vehicles, portable video players and other portable devices to receive our digital signals.  Broadcasters are working with the Coalition to understand and develop an innovative and viable business model.  The Coalition is launching a consumer showcase in the Washington, D.C. area during the second quarter of 2010 in an effort to demonstrate and accelerate the advancement of mobile DTV.  We expect mobile DTV to increase our viewership; however, we are uncertain when this will occur.  Besides crisp, clear high-definition programming and mobile DTV, we use our digital spectrum through other multi-channel digital initiatives such as second channel broadcasting of thisTV, independent programming; THECOOLTV, a music video provider and Estrella TV, a Spanish-language television network.

2009 proved to be a difficult year for television broadcasting due to the severe economic recession, the decimation of the automotive industry - which historically has been our largest advertising category - and the lack of political advertising from an election year.  According to a December 22, 2009, BIA/Kelsey release, “The television industry will end 2009 with lower than expected revenues of $15.6 billion, a 22.4% decline from 2008…”  While our 2009 operating results fared better than the industry’s overall projected results, we were significantly impacted by the weak economic conditions.  Looking forward, we believe that 2010 will likely hold improvements in automotive advertising and increased political advertising spending.

We are a Maryland corporation formed in 1986.  Our principal offices are located at 10706 Beaver Dam Road, Hunt Valley, Maryland 21030.  Our telephone number is (410) 568-1500 and our website address is www.sbgi.net.

TELEVISION BROADCASTING

Markets and Stations

We own and operate, provide programming services to, provide sales services to or have agreed to acquire the following television stations:

Market	Market Rank (a)	Stations	Status (b)	Affiliation (c)	Station Rank in Market (d)	Expiration Date of FCC License
Tampa/St. Petersburg, Florida	14	WTTA	LMA (e)	MNT	6 of 9	2/01/13
Minneapolis/St. Paul, Minnesota	15	WUCW	O&O	CW	6 of 7	4/01/06 (f)(m)
St. Louis, Missouri	21	KDNL	O&O	ABC	4 of 7	2/01/14
Pittsburgh, Pennsylvania	23	WPGH WPMY	O&O O&O	FOX MNT	4 of 8 5 of 8	8/01/15 8/01/15
Raleigh/Durham,North Carolina	26	WLFL WRDC	O&O O&O	CW MNT	5 of 7 6 of 7	12/01/04 (f)(m) 12/01/04 (f)(m)
Baltimore, Maryland	27	WBFF WNUV	O&O LMA (g)	FOX CW	4 of 6 5 of 6	10/01/04 (f)(m) 10/01/12
Nashville, Tennessee	29	WZTV WUXP WNAB	O&O O&O OSA (h)	FOX MNT CW	4 of 8 5 of 8 6 of 8	8/01/13 8/01/13 8/01/13
Cincinnati, Ohio	33	WSTR	O&O	MNT	5 of 6	10/01/13
Columbus, Ohio	34	WSYX WTTE	O&O LMA (g)	ABC FOX	2 of 7 4 of 7	10/01/13 10/01/05 (f)(m)
Milwaukee, Wisconsin	35	WCGV WVTV	O&O O&O	MNT CW	5 of 9 6 of 9	12/01/05 (f)(m) 12/01/13
Asheville, North Carolina/ Greenville/Spartanburg/ Anderson, South Carolina	36	WLOS WMYA	O&O LMA (g)	ABC MNT	3 of 8 5 of 8	12/01/04 (f)(m) 12/01/04 (f)
San Antonio, Texas	37	KABB KMYS	O&O O&O	FOX MNT (n)	3 of 7 5 of 7	8/01/14 8/01/14
Birmingham, Alabama	40	WTTO WABM WDBB	O&O O&O LMA	CW MNT CW	5 of 8 6 of 8 5 of 8 (i)	4/01/05 (f)(m) 4/01/13 4/01/13
Las Vegas, Nevada	42	KVMY KVCW	O&O O&O	MNT CW	5 of 7 6 of 7	10/01/14 10/01/14
Norfolk, Virginia	43	WTVZ	O&O	MNT	6 of 7	10/01/12
Oklahoma City, Oklahoma	45	KOKH KOCB	O&O O&O	FOX CW	4 of 9 5 of 9	6/01/14 6/01/14
Greensboro/Winston-Salem/ Highpoint, North Carolina	46	WXLV WMYV	O&O O&O	ABC MNT	4 of 7 5 of 7	12/01/04 (f)(m) 12/01/04 (f)(m)
Buffalo, New York	52	WUTV WNYO	O&O O&O	FOX MNT	4 of 7 6 of 7	6/01/15 6/01/15
Richmond, Virginia	58	WRLH	O&O	FOX	4 of 6	10/01/12
Mobile, Alabama/ Pensacola, Florida	60	WEAR WFGX	O&O O&O	ABC MNT	2 of 9 8 of 9	2/01/13 2/01/13
Lexington, Kentucky	62	WDKY	O&O	FOX	4 of 8	8/01/13
Charleston/Huntington, West Virginia	63	WCHS WVAH	O&O LMA (g)	ABC FOX	2 of 6 4 of 6	10/01/12 10/01/04 (f)(m)
Dayton, Ohio	65	WKEF WRGT	O&O LMA (g)	ABC FOX	2 of 6 4 of 6	10/01/13 10/01/05 (f)(m)
Flint/Saginaw/Bay City, Michigan	68	WSMH	O&O	FOX	4 of 7	10/01/13
Des Moines, Iowa	71	KDSM	O&O	FOX	4 of 6	2/01/14
Portland, Maine	77	WGME	O&O	CBS	2 of 6	4/01/15
Cape Girardeau, Missouri/ Paducah, Kentucky	78	KBSI WDKA	O&O LMA	FOX MNT	4 of 7 5 of 7	2/01/14 8/01/13
Rochester, New York	80	WUHF	O&O (j)	FOX	3 of 6	6/01/15
Syracuse, New York	83	WSYT WNYS	O&O LMA	FOX MNT	4 of 6 5 of 6	6/01/15 6/01/15
Springfield/Champaign, Illinois	84	WICS WICD	O&O O&O	ABC ABC	2 of 6 2 of 6 (k)	12/01/05 (f)(m) 12/01/13
Madison, Wisconsin	85	WMSN	O&O	FOX	4 of 6	12/01/13
Cedar Rapids, Iowa	88	KGAN KFXA	O&O OSA (l)	CBS FOX	3 of 5 4 of 5	2/01/06 (f)(m) 2/01/14
Charleston, South Carolina	97	WTAT WMMP	LMA (g) O&O	FOX MNT	4 of 6 5 of 6	12/01/04 (f) 12/01/04 (f)
Tallahassee, Florida	106	WTWC	O&O	NBC	4 of 6	2/01/13
Peoria/Bloomington, Illinois	116	WYZZ	O&O (j)	FOX	4 of 6	12/01/13

(a)          Rankings are based on the relative size of a station’s designated market area (DMA) among the 210 generally recognized DMAs in the United States as estimated by Nielsen as of November 2009.

(b)         “O & O” refers to stations that we own and operate.  “LMA” refers to stations to which we provide programming services pursuant to a local marketing agreement.  “OSA” refers to stations to which we provide or receive sales services pursuant to an outsourcing agreement.

(c)          When we negotiate the terms of our affiliation agreements with each network, we negotiate on behalf of all of our stations affiliated with that network simultaneously.  This results in substantially similar terms for our stations, including the expiration date of the affiliation agreement.  A summary of these expiration dates as of December 31, 2009 is as follows:

Affiliate	Expiration Date
FOX	19 of 20 agreements expire on March 6, 2012, except KFXA, which expires on June 30, 2010
MNT

All 17 agreements expired on September 26, 2009. Each of the stations which were affiliated with MyNetworkTV (MNT) entered into an arrangement, effective September 28, 2009, where a party related to MNT is providing such stations with programming for two years.

ABC	All 8 agreements were scheduled to expire on December 31, 2009. As of the date of this filing we are continuing negotiations with ABC.
CW	All 9 agreements expire on August 31, 2011
CBS	Both agreements expire on December 31, 2012
NBC	Agreement expires on December 31, 2016

(d)         The first number represents the rank of each station in its market and is based upon the November 2009 Nielsen estimates of the percentage of persons tuned into each station in the market from 6:00 a.m. to 2:00 a.m., Monday through Sunday.  The second number represents the estimated number of television stations designated by Nielsen as “local” to the DMA, excluding public television stations and stations that do not meet the minimum Nielsen reporting standards (weekly cumulative audience of at least 0.1%) for the Monday through Sunday 6:00 a.m. to 2:00 a.m. time period as of November 2009.  This information is provided to us in a summary report by Katz Television Group.

(e)          The license assets for this station are currently owned by Bay Television, Inc., a related party.  See Note 11. Related Person Transactions, in the Notes to our Consolidated Financial Statements for more information.

(f)            We, or subsidiaries of Cunningham Broadcasting Company (Cunningham), timely filed applications for renewal of these licenses with the FCC.  Unrelated third parties have filed petitions to deny or informal objections against such applications.  We opposed the petitions to deny and the informal objections and those applications are pending.  See Note 10. Commitments and Contingencies, in the Notes to our Consolidated Financial Statements for more information.

(g)         The license assets for these stations are currently owned by a subsidiary of Cunningham.

(h)         We have entered into an outsourcing agreement with the unrelated third party owner of WNAB-TV to provide certain non-programming related sales, operational and administrative services to WNAB-TV. On July 21, 2005, we filed with the FCC an application to acquire the license television broadcast assets of WNAB-TV in Nashville, Tennessee.   The Rainbow/PUSH Coalition (“Rainbow/PUSH”) filed a petition to deny that application and also requested that the FCC initiate a hearing to investigate whether WNAB-TV was improperly operated with WZTV-TV and WUXP-TV, two of our stations also located in Nashville.  The FCC is in the process of considering the transfer of the broadcast license and we believe the Rainbow/PUSH petition has no merit.

(i)             WDBB-TV simulcasts the programming broadcast on WTTO-TV pursuant to a programming services agreement.  The station rank applies to the combined viewership of these stations.

(j)             We have entered into outsourcing agreements with unrelated third parties, under which the unrelated third parties provide certain non-programming related sales, operational and managerial services to these stations.  We continue to own all of the assets of these stations and to program and control each station’s operations.

(k)          WICD-TV, a satellite of WICS-TV under FCC rules, simulcasts all of the programming aired on WICS-TV except the news broadcasts.  WICD-TV airs its own news broadcasts.  The station rank applies to the combined viewership of these stations.

(l)             On February 1, 2008, we entered into an outsourcing agreement with the unrelated third party owner of KFXA-TV to provide certain non-programming related sales, operational and administrative services to KFXA-TV. During 2008, we entered into an agreement with an unrelated third party for the right to acquire the FCC license of KFXA-TV in Cedar Rapids, Iowa, pending FCC approval, for $1.9 million.

(m)       We timely filed applications for renewal of these licenses with the FCC. Unrelated third parties have filed informal objections against the stations based on alleged violations of either the FCC’s sponsorship identification or indecency rules.

(n)         On February 12, 2010, we entered into a network affiliation agreement with the CW to provide programming to KMYS-TV in San Antonio, Texas which will expire on August 31, 2011.  Effective September 1, 2010 KMYS-TV will switch from MyNetworkTV to the CW.

Operating Strategy

Our operating strategy includes the following elements:

Programming to Attract Viewership.  We seek to target our programming offerings to attract viewership, to meet the needs of the communities in which we serve and to meet the needs of our advertising customers.  In pursuit of this strategy, we seek to obtain, at attractive prices, popular syndicated programming that is complementary to each station’s network programming.  We also seek to broadcast live local and national sporting events that would appeal to a large segment of the local community.  Moreover, we produce news at 18 stations in 12 markets, including three stations which have a local news sharing agreement with a competitive station in that market.  We have 10 stations which have local news sharing arrangements with a competitive station in that market, which produces the news aired on our station.

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

Developing Local Franchises.  We believe the greatest opportunity for a sustainable and growing customer base lies within our local communities.  Therefore, we have focused on developing a strong local sales force at each of our television stations, which is comprised of approximately 320 account executives company-wide.  Excluding political advertising revenue, 69.4% of our net time sales were local for the year ended December 31, 2009, compared to 68.2% in 2008.  Market share survey results reflect that our stations’ share of the local television advertising market, in 2009 increased to 19.0% from 18.7% in 2008.  Our goal is to grow our local revenues by increasing our market share and by developing new business opportunities.

Local News.  We believe that the production and broadcasting of local news is an important link to the community and an aid to a station’s efforts to expand its viewership.  In addition, local news programming can provide access to advertising sources targeted specifically to local news viewers.  We assess the anticipated benefits and costs of producing local news prior to the introduction of local news at our stations because a significant investment in capital equipment is required and substantial operating expenses are incurred in introducing, developing and producing local news programming.  We also continuously review the performance of our existing news operations to make sure they are economically viable.  We have upgraded several of our markets to provide high—definition (HD).  As future financial conditions warrant, we will continue to roll out this capability to our other news producing markets.

Our local news initiatives are an important part of our strategy that has resulted in our entering into 13 local news sharing arrangements with other television broadcasters.  We are the provider of news services in three instances while in 10 of our news share arrangements, we are the recipient of services.  We believe news share arrangements generally provide both higher viewer ratings and revenues for the station receiving the news and generate a profit for the news share provider.  Generally, both parties and the local community are beneficiaries of these arrangements.

Developing New Business.  We are always striving to develop new business models to complement or enhance our existing television broadcast business.  We have developed new ways to bundle online and mobile text messaging advertising with our traditional commercial broadcasting model.  We plan to continue to expand our efforts in this area.  In addition, we are working on various potential uses of our digital spectrum including developing a viable business platform for mobile DTV.  We continue to explore new opportunities and plan to implement new initiatives in 2010.

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

Use of Outsourcing Agreements/Joint Sales Agreements (JSAs).  In addition to our LMAs, we operate under four (and may seek opportunities for additional) outsourcing agreements in which our stations provide or are provided various non-programming related services such as sales, operational and managerial services to or by other stations.  Pursuant to these agreements, our stations in Nashville, Tennessee and Cedar Rapids, Iowa provide services to another station in each’s respective market and another party provides services to our stations in Peoria/Bloomington, Illinois and Rochester, New York.  We believe the outsourcing structure allows stations to achieve operational efficiencies and economies of scale, which should improve broadcast cash flow and competitive positions.  While television JSAs are not currently “attributable”, as that term is defined by the FCC, on August 2, 2004, the FCC released a notice of proposed rulemaking seeking comments on its tentative conclusion that television joint sales agreements should be attributable.  We cannot predict the outcome of this proceeding, nor can we predict how many changes, together with possible changes to ownership rules, would apply to our existing outsourcing agreements.  See the Local Marketing Agreements under the Federal Regulation of Television Broadcasting section below.

Multi-Channel Digital Broadcasting.  FCC rules allow broadcasters to transmit additional digital channels within the spectrum allocated to each FCC license holder.  This provides viewers with additional programming alternatives at no additional cost to them.  Five of our television stations are broadcasting a second digital channel in accordance with these rules, airing various alternative programming formats.  We are airing a secondary digital channel comprised of thisTV independent programming in one market and Estrella TV, a Spanish-language television network in another market.  In the three other markets, we are broadcasting thisTV in combination with MyNetworkTV programming.  In 2010, we entered into an agreement to start airing THECOOLTV, a music video provider, in 34 of our markets.  In addition, as noted below, we believe mobile DTV will serve as an additional use of our digital spectrum.

We may consider other alternative programming formats that we could air using our multi-channel digital spectrum space with the goal towards achieving higher profits and community service.

Mobile Digital Broadcast Television (mobile DTV).  We are a founding member of the Open Mobile Video Coalition (the Coalition).  The Coalition is an alliance of U.S. commercial and public broadcasters formed to accelerate the development and rollout of mobile DTV products and services. The Coalition is committed to maximizing and developing the full potential of the digital television spectrum.  We believe mobile DTV will quickly provide for a viable use of our local stations’ programming.   The Coalition, working within the Advanced Television Systems Committee (ATSC), has developed a mobile broadcasting standard that allows digital television to be broadcast to numerous mobile devices including cell phones, laptop computers, video screens in vehicles, portable video players and other portable devices.  In order to receive mobile DTV signals, these mobile devices require a mobile DTV receiver.  We believe that the technical ability to receive our television broadcast content on mobile devices will be attractive to individuals.  The Coalition plans to launch a consumer showcase in the Washington, D.C. area beginning the second quarter of 2010 in an effort to demonstrate and accelerate the advancement of mobile DTV.  We believe this technology, if successfully implemented, could create an entirely new revenue stream for television broadcasters.  With the technology and business strategy in process, the Coalition continues to refine its plans to launch mobile DTV services in 28 markets reaching more than 35.0% of U.S. Households.  We expect to participate in the initial launch of this service by broadcasting mobile DTV beginning with 5 of our stations in key markets.  We will gauge our plans on the successes of these first markets, and deploy within remaining markets accordingly.  Due to the complexity of the technology, the disparate competitive interests in developing underlying technology standardization, the availability of other competing technologies, the number of stakeholders involved including cellular network operators, and the ability to reach agreements on intellectual property rights there are risks associated with successfully monetizing this platform.

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

Popular Sporting Events.  Our CW and MyNetworkTV stations generally face fewer preemption restrictions on broadcasting live local sporting events compared with our FOX, ABC, CBS and NBC stations, which are required to broadcast a greater number of hours of programming supplied by the networks.  At some of our stations, we have been able to acquire local television broadcast rights for certain sporting events, including NBA basketball, Major League Baseball, NFL football, NHL hockey, ACC basketball and both Big Ten and SEC football and basketball and high school sports.  We seek to expand our sports broadcasting in DMAs as profitable opportunities arise.  In addition, our stations that are affiliated with FOX, ABC, CBS and NBC have network arrangements to broadcast certain NBA basketball games, Major League Baseball games, NFL football games, NHL hockey games and NASCAR races, as well as other popular sporting events.

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

Investments.  As in the past, we continue to seek more ways to diversify our business and return additional value to our shareholders.  We carry investments in various companies from different industries including sign design and fabrication, and security alarm monitoring and bulk acquisition.  In addition, we invest in various real estate ventures including developmental land and apartment and shopping complexes.  We also invest in private equity and structure debt and mezzanine financing investment funds.  Currently operating results from our investments represent a small portion of our overall operating results.  Activity related to our investments is included in our other operating divisions segment.

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

In 2004, we filed with the FCC an application for the license renewal of WBFF-TV in Baltimore, Maryland.  Subsequently, an individual named Richard D’Amato filed a petition to deny the application.  In 2004, we also filed with the FCC applications for the license renewal of television stations: WXLV-TV, Winston-Salem, North Carolina; WMYV-TV, Greensboro, North Carolina; WLFL-TV, Raleigh/Durham, North Carolina; WRDC-TV, Raleigh/Durham, North Carolina; WLOS-TV, Asheville, North Carolina and WMMP-TV, Charleston, South Carolina.  An organization calling itself “Free Press” filed a petition to deny the renewal applications of these stations and also the renewal applications of two other stations in those markets, which we program pursuant to LMAs: WTAT-TV, Charleston, South Carolina and WMYA-TV, Anderson, South Carolina.  Several individuals and an organization named “Sinclair Media Watch” also filed informal objections to the license renewal applications of WLOS-TV and WMYA-TV, raising essentially the same arguments presented in the Free Press petition.  The FCC is in the process of considering these renewal applications and we believe the objections have no merit.

On July 21, 2005, we filed with the FCC an application to acquire the license television broadcast assets of WNAB-TV in Nashville, Tennessee.   The Rainbow/PUSH Coalition (Rainbow/PUSH) filed a petition to deny that application and also requested that the FCC initiate a hearing to investigate whether WNAB-TV was improperly operated with WZTV-TV and WUXP-TV, two of our stations located in the same market as WNAB-TV.  The FCC is in the process of considering the transfer of the broadcast license and we believe the Rainbow/PUSH petition has no merit.

On August 1, 2005, we filed applications with the FCC requesting renewal of the broadcast licenses for WICS-TV and WICD-TV in Springfield/Champaign, Illinois.  Subsequently, various viewers filed informal objections requesting that the FCC deny these renewal applications.  On September 30, 2005, we filed an application with the FCC for the renewal of the broadcast license for KGAN-TV in Cedar Rapids, Iowa.  On December 28, 2005, an organization calling itself “Iowans for Better Local Television” filed a petition to deny that application.  In April 2009, the FCC granted the license renewal application for WICD-TV and KGAN-TV.  The FCC is in the process of considering the WICS-TV renewal applications and we believe the objections and petitions requesting denial have no merit.

On August 1, 2005, we filed applications with the FCC requesting renewal of the broadcast licenses for WCGV-TV and WVTV-TV in Milwaukee, Wisconsin.  On November 1, 2005, the Milwaukee Public Interest Media Coalition filed a petition to deny these renewal applications.  On June 13, 2007, the Video Division of the FCC denied the petition to deny, and subsequently, the Milwaukee Public Interest Media Coalition filed a petition for reconsideration of that decision, which we opposed.  In July 2008, the Video Division granted the renewal application of WVTV-TV and separately denied the Milwaukee Public Interest Media Coalition’s petition for reconsideration.  On August 11, 2008, the Milwaukee Public Interest Media Coalition and another organization filed another petition for reconsideration of the decision, which we opposed.  On January 12, 2010, the FCC dismissed the second petition for reconsideration.  The WCGV-TV renewal of license application remains pending.

On February 27, 2006, an individual named James Pennino purportedly filed a petition to deny the license renewal application of WUCW-TV in Minneapolis, Minnesota.  Despite not having found any official record of the filing, we opposed the petition and the renewal application is pending.

On March 29, 2007, we filed an application with the FCC requesting renewal of the broadcast license for WPMY-TV in Pittsburgh, Pennsylvania.  On October 14, 2008, the FCC issued a letter admonishing WPMY-TV for broadcasting an episode of a children’s program provided by the WB Network that contained a commercial in which the image of the program’s main character was visible, in violation of the FCC’s children’s programming regulations.  In April 2009, the FCC granted the license renewal application.

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

The FCC has made it difficult for us to predict the impact on our license renewals from allegations related to the airing of indecent material that may arise in the ordinary course of our business.  For example, on Veterans’ Day in November 2004, we preempted (did not air) “Saving Private Ryan”, a program that was aired during ABC’s network programming time.  We were concerned that since the program contained the use of the “F-word” (indecent material as defined by the FCC) airing the programming could result in a fine or other negative consequences for one or more of our ABC stations.  In February 2005, the FCC dismissed all complaints filed against ABC stations regarding this program.  The FCC’s decision justified what some may consider indecent material as appropriate in the context of the program.  Although this ruling has expanded the programming opportunities of our stations, it still leaves us at risk because what might be determined as legitimate context by us may not be deemed so by the FCC and the FCC will not rule beforehand as this may be considered a restriction of free speech.  For example, in September 2006, we preempted a CBS network documentary on the events that happened on September 11, 2001 because the program contained what some have argued is indecent material and the FCC would not provide, in advance of the airing of the documentary, any guidance on whether that material was appropriate in the context of the program.  In 2007, the U.S. Court of Appeals for the Second Circuit held that the FCC’s indecency policy regarding “fleeting expletives” was arbitrary and capricious when the FCC determined that “fleeting expletives” aired during the Golden Globes and Billboard Music Awards violated its indecency rules.  The FCC challenged the decision and the case was argued before the Supreme Court in November 2008.  Also in 2008 the U.S. Court of Appeals for the Third Circuit rejected an FCC decision concluding, among other things, that a fleeting display of nudity during the Superbowl halftime show was indecent.  On April 28, 2009, the Supreme Court overturned the Golden Globes and Billboard Music Awards decision of the Second Circuit and held that the FCC had adequately justified its departure from prior decisions in determining that it could sanction a station for a single “F-word” or “S-word” broadcast on that station.  However, the Supreme Court also remanded the case back to the Second Circuit for further consideration to resolve any First Amendment Constitutional issues raised by the FCC’s enforcement policy.  On May 16, 2009, the Supreme Court remanded the Superbowl halftime show case to the Third Circuit in order to consider the impact of the Supreme Court’s Golden Globes and Billboard Music Awards decision and to consider the same First Amendment issues that were remanded to the Second Circuit.  Additionally, other FCC indecency decisions have been challenged in federal appellate courts, and those cases are pending.  These decisions and the FCC’s unclear policy make it difficult for us to determine what may be indecent programming.

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

All but three of the stations we own and operate, or to which we provide programming services, are UHF.  We reach approximately 22.0% of U. S. television households or 11.3% taking into account the FCC’s UHF discount.

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

In 1999, the FCC established a new local television ownership rule and decided to attribute LMAs for ownership purposes.  It grandfathered our LMAs that were entered into prior to November 5, 1996, permitting the applicable stations to continue operations pursuant to the LMAs until the conclusion of the FCC’s 2004 biennial review.  The FCC stated it would conduct a case-by-case review of grandfathered LMAs and assess the appropriateness of extending the grandfathering periods.  Subsequently, the FCC invited comments as to whether, instead of beginning the review of the grandfathered LMAs in 2004, it should do so in 2006.  The FCC did not initiate any review of grandfathered LMAs in 2004 or as part of its 2006 quadrennial review.  We do not know when, or if, the FCC will conduct any such review of grandfathered LMAs.  With respect to LMAs executed on or after November 5, 1996, the FCC required that parties come into compliance with the 1999 local television ownership rule by August 6, 2001.  We challenged the 1999 local television ownership rule in the U.S. Court of Appeals for the D.C. Circuit, and that court stayed the enforcement of the divestiture of the post-November 5, 1996 LMAs.  In 2002, the D.C. Circuit ruled in Sinclair Broadcast Group, Inc. v. F.C.C., 284 F.3d 114 (D.C. Cir. 2002) that the 1999 local television ownership rule was arbitrary and capricious and remanded the rule to the FCC.

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

On November 15, 1999, we entered into a plan and agreement of merger to acquire through merger WMYA-TV (formerly WBSC-TV) in Anderson, South Carolina from Cunningham Broadcasting Corporation (Cunningham), but that transaction was denied by the FCC.  In light of the change in the 2003 ownership rules, we filed a petition for reconsideration with the FCC and amended our application to acquire the license of WMYA-TV.  We also filed applications in November 2003 to acquire the license assets of the remaining five Cunningham stations: WRGT-TV, Dayton, Ohio; WTAT-TV, Charleston, South Carolina; WVAH-TV, Charleston, West Virginia; WNUV-TV, Baltimore, Maryland; and WTTE-TV, Columbus, Ohio.  Rainbow/PUSH filed a petition to deny these five applications and to revoke all of our licenses.  The FCC dismissed our applications in light of the stay of the 2003 ownership rules and also denied the Rainbow/PUSH petition.  Rainbow/PUSH filed a petition for reconsideration of that denial and we filed an application for review of the dismissal.  In 2005, we filed a petition with the U. S. Court of Appeals for the D. C. Circuit requesting that the Court direct the FCC to take final action on our applications, but that petition was dismissed.  On January 6, 2006, we submitted a motion to the FCC requesting that it take final action on our applications.  The applications and the associated petition to deny are still pending.  We believe the Rainbow/PUSH petition is without merit.  On February 8, 2008, we filed a petition with the U.S. Court of Appeals for the D.C. Circuit requesting that the Court direct the FCC to act on our assignment applications and cease its use of the 1999 local television ownership rule that it re-adopted as the permanent rule in

2008.  In July 2008, the D.C. Circuit transferred the case to the U.S. Court of Appeals for the Ninth Circuit, and we filed a petition with the D.C. Circuit challenging that decision, which was denied.  We also filed with the Ninth Circuit a motion to transfer that case back to the D.C. Circuit.  In November 2008, the Ninth Circuit consolidated our petition seeking final FCC action on our applications with the petitions challenging the FCC’s current ownership rules and transferred the consolidated proceedings to the Third Circuit.  In December 2008, we agreed voluntarily with the parties to our proceeding to dismiss our petition seeking final FCC action on our applications.  We may refile our petition in the future, depending on the outcome of the Third Circuit proceedings.  We have also entered into six LMAs with Cunningham and are dependent upon these LMAs for a significant portion of our revenues.  Any termination or impairment of these LMAs would have a material adverse effect on our results of operations.

The Satellite Home Viewer Act (SHVA), The Satellite Home Viewer Improvement Act (SHVIA) and the Satellite Home Viewer Extension and Reauthorization Act (SHVERA)

In 1988, Congress enacted the Satellite Home Viewer Act (SHVA), which enabled satellite carriers to provide broadcast programming to those satellite subscribers who were unable to obtain broadcast network programming over-the-air.  SHVA did not permit satellite carriers to retransmit local broadcast television signals directly to their subscribers.  The Satellite Home Viewer Improvement Act of 1999 (SHVIA) revised SHVA to reflect changes in the satellite and broadcasting industry.  This legislation allowed satellite carriers, until December 31, 2004, to provide local television signals by satellite within a station market, and effective January 1, 2002, required satellite carriers to carry all local signals in any market where they carry any local signals.  On or before July 1, 2001, SHVIA required all television stations to elect to exercise certain “must carry” or “retransmission consent” rights in connection with their carriage by satellite carriers.  We have entered into compensation agreements granting the two primary satellite carriers retransmission consent to carry all our stations.  In December 2004, President Bush signed into law the Satellite Home Viewer Extension and Reauthorization Act (SHVERA).  SHVERA extended, until December 31, 2009, the rights of broadcasters and satellite carriers under SHVIA to retransmit local television signals by satellite.  On February 9, 2009, a bill was introduced in the House of Representatives to extend this deadline for one year after enactment of the bill, which remains pending.  SHVERA also authorized satellite delivery of distant network signals, significantly viewed signals and local low-power television station signals into local markets under defined circumstances.  With respect to digital signals, SHVERA established a process to allow satellite carriers to retransmit distant network signals and significantly viewed signals to subscribers under certain circumstances.  In November 2005, the FCC completed a rulemaking proceeding enabling the satellite carriage of “significantly viewed” signals.  In December 2005, the FCC concluded a study, as required by SHVERA, regarding the applicable technical standards for determining when a subscriber may receive a distant digital network signal.  The carriage of programming from two network stations to a local market on the same satellite system could result in a decline in viewership of the local network station, adversely impacting the revenues of our affected owned and programmed stations.  Congress extended SHVERA until March 28, 2010.

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

Therefore, under certain circumstances, a cable system may decline to carry a given station.  Alternatively, if a broadcaster chooses to exercise retransmission consent rights, it can prohibit cable systems from carrying its signal or grant the appropriate cable system the authority to retransmit the broadcast signal for a fee or other consideration.  The FCC has clarified that cable systems need only carry a broadcast station’s primary video stream and not any of the station’s other programming streams in those situations where a station chooses to transmit multiple programming streams.

Many of the viewers of our television stations receive the signal of the stations via MVPDs.  MVPDs generally transmit our signals pursuant to permission granted by us in retransmission consent agreements.  A portion of these retransmission consent agreements expired in 2009.  There can be no assurance that future negotiations of these agreements will be advantageous to us or that we or the MVPDs might not determine to terminate some or all of these agreements.  A termination of our retransmission consent agreements would make it more difficult for our viewers to watch our programming and could result in lower ratings and a negative financial impact on us.  There can be no assurances that we will be able to negotiate mutually acceptable retransmission consent agreements in the future relating to the carriage of our digital signals.  However, we believe that as these agreements expire we will be able to negotiate terms as favorable as or more favorable than the existing agreements.

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

Digital Television

The FCC has taken a number of steps to implement digital television (DTV) broadcasting services and has ruled that television broadcast licensees may use their digital channels for a wide variety of services such as HD television, multiple standard definition television programming, audio, data and other types of communications, subject to the requirement that each broadcaster provide at least one free video channel equal in quality to the current technical standard and further subject to the requirement that broadcasters pay a fee of 5% of gross revenues from any DTV ancillary or supplementary service for which there is a subscription fee or for which the licensee receives a fee from a third party.

DTV channels are generally located in the range of channels from channel 2 through channel 51.  All commercial stations were required to begin digital broadcasting on May 1, 2002.  In 2005, Congress passed legislation establishing a hard deadline of February 17, 2009 by which broadcasters were required to cease using their analog channel.  On February 4, 2009, Congress passed the “DTV Delay Act” that extended the date for the completion of the DTV transition from February 17, 2009 to June 12, 2009.  As of February 16, 2010 all but five of the television stations we own or to which we provide services are operating on authorized post-transition digital facilities.  The remaining five stations are operating pursuant to Tolling Requests filed with the FCC in order to extend the expiration date of their construction permits and to allow digital operations at variance from authorized post-transition facilities.  There can be no assurance that the FCC will grant the Tolling Requests or will grant subsequent construction permit or license applications filed by the stations.  As a result, there is no guarantee that the stations will ultimately be able to commence operations using the specific facilities required by the FCC for the stations’ post-transition facilities.  If the stations are unable to do so, they could be subject to loss of interference protection, possible FCC enforcement action, and potential reductions in population service areas and potentially reduced viewership.

We operate our television stations at different power levels pursuant to our FCC licenses, applicable permits or special temporary authority granted by the FCC.  The following table is a summary of our operating status as of February 16, 2010:

DTV Operating Status	# of Stations
Operating with approved digital license, at full power	28
Operating at full power, pending license approval	14
Operating at low power with special temporary authority	4
LMA/JSA stations operating with approved digital license, at full power	6
LMA/JSA stations operating at full power, pending license approval	5
LMA/JSA at low power with special temporary authority	1
58

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

We believe that the following developments regarding the FCC’s digital regulations may have effects on us:

Reclamation of analog channels.  Analog broadcasters were required to cease operation on their assigned analog spectrum by June 12, 2009.  The FCC reclaimed this spectrum from broadcasters and made it available to the entities that have been assigned the spectrum through FCC auctions.  The FCC envisions that the reclaimed band will be used for a variety of broadcast-type applications including two-way interactive services and services using Coded Orthogonal Frequency Division Multiplexing technology.  We cannot predict how the development of this spectrum will affect our television operations.

Digital must-carry.  In February 2005, the FCC adopted an order stating that cable television systems are required to carry a must-carry station’s primary video stream but is not required to carry any of the station’s other programming streams in those situations where a station chooses to transmit multiple programming streams.  On September 11, 2007, the FCC adopted an order requiring, after the digital transition, all cable operators to make the primary digital stream of must-carry television stations viewable by all cable subscribers, regardless of whether they are using analog or digital television equipment.  The FCC indicated that it would consider requests for a waiver of this requirement by small cable system operators, where compliance with that requirement would be unduly burdensome.  Grant of any such waiver to a small cable system operator in a market in which we operate could result in a loss of viewers for our station(s) in that market, which could negatively impact station revenues.  In September 2008, the FCC issued an order exempting cable systems that either have 2,500 or fewer subscribers and are not affiliated with a large cable operator, or have an activated channel capacity of 552 MHz or less from the requirement to carry HD versions of broadcast signals for three years following the DTV transition.  The inability of our stations to have HD signals carried on such cable systems could result in a loss of viewers for the stations and negatively impact station revenues.  In March 2008, the FCC adopted an order requiring satellite carriers to carry digital-only stations upon request in markets in which the satellite carriers are providing local-into-local service pursuant to the statutory copyright license.  The FCC also required that satellite carriers carry the HD signals of digital-only stations in HD format if any broadcaster in the same market is carried in HD.  This latter requirement is being implemented over a four-year phase-in period which started in February 2009.  Accordingly, until February 2013, satellite carriers will be permitted in a certain percentage of markets to choose what HD signals it will carry.  Any impairment on viewers’ ability to obtain our digital HD signals retransmitted by satellite in markets in which we operate could result in a loss of viewers for those stations and could negatively impact station revenues.  In the associated notice of proposed rulemaking released with the order, the FCC invited comments on, among other things, whether satellite carriers should be required to carry the signals of all local broadcast stations in HD and standard definition (SD) if the carriers retransmit the signals of any local station in the same market in both HD and SD and whether satellite carriers must make the primary digital stream of must-carry stations viewable by all subscribers, regardless of whether those subscribers are using analog or digital television equipment.

Multi-Channel Digital Broadcasting.  FCC rules allow broadcasters to transmit additional digital channels within the spectrum allocated to each FCC license holder.  This provides viewers with additional programming alternatives at no additional cost to them.  Five of our television stations are experimenting with broadcasting a second digital channel in accordance with these rules, airing various alternative programming formats.  We are airing a secondary digital channel comprised of thisTV independent programming in one market and Estrella TV, a Spanish-language television network in another market.  In the three other markets, we are broadcasting thisTV in combination with MyNetworkTV programming.  In 2010, we entered into an agreement to start airing THECOOLTV, a music video provider, in 34 of our markets.

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

Emergency Alert System.  In November 2005, the FCC adopted an order requiring that digital broadcasters comply with the FCC’s present Emergency Alert System (EAS) rules.  It also issued a further notice of proposed rulemaking seeking comments on what actions the FCC should take to expedite the development of a digitally based public alert and warning system.  On July 12, 2007, the FCC adopted an order allowing mandatory use of EAS by state governments and requiring that all EAS participants, including television broadcasters, be able to receive messages formatted pursuant to a procedure to be adopted by the Federal Emergency Management Agency.  In a further notice, the FCC invited comments on, among other things, how the EAS rules could be modified to ensure that non-English speakers and persons with disabilities are reached by EAS messages and whether local, county, tribal, or other state governmental entities should be allowed to initiate mandatory state and local alerts.  On January 12, 2010, the FCC adopted a Second Further Notice of Proposed Rulemaking proposing to amend its rules governing EAS to provide for national testing of the EAS and to collect data from such tests from broadcast stations.  The proceeding remains pending.  Any additional EAS requirements on broadcasters could increase our costs.

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

It is a violation of federal law and FCC regulations to broadcast obscene, indecent, or profane programming.  FCC licensees are, in general, responsible for the content of their broadcast programming, including that supplied by television networks.  Accordingly, there is a risk of being fined as a result of our broadcast programming, including network programming.  As a result of legislation passed in June 2006, the maximum forfeiture amount for the broadcast of indecent or obscene material was increased to $325,000 from $32,500 for each violation with a cap of $3.0 million for any single act.

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

The FCC is considering a National Broadband Plan that may reallocate spectrum from broadcasters for other purposes which may include wireless broadband.  This initiative raises a number of issues that could impact the broadcast industry depending on the use of the spectrum should it be reallocated.  We cannot predict the outcome of this initiative or what effects it may have on our business or results of operations.

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

ENVIRONMENTAL REGULATION

Prior to our ownership or operation of our facilities, substances or waste that are, or might be considered, hazardous under applicable environmental laws may have been generated, used, stored or disposed of at certain of those facilities.  In addition, environmental conditions relating to the soil and groundwater at or under our facilities may be affected by the proximity of nearby properties that have generated, used, stored or disposed of hazardous substances.  As a result, it is possible that we could become subject to environmental liabilities in the future in connection with these facilities under applicable environmental laws and regulations.  Although we believe that we are in substantial compliance with such environmental requirements and have not in the past been required to incur significant costs in connection therewith, there can be no assurance that our costs to comply with such requirements will not increase in the future or that we will not become subject to new governmental regulations, including those pertaining to potential climate change legislation, that may impose additional restrictions or costs on us.  We presently believe that none of our properties have any condition that is likely to have a material adverse effect on our consolidated balance sheets, consolidated statements of operations or consolidated statements of cash flows.

COMPETITION

Our television stations compete for audience share and advertising revenue with other television stations in their respective designated market areas (DMAs), as well as with other advertising media such as MVPDs, radio, newspapers, magazines, outdoor advertising, transit advertising, telecommunications providers, internet and broadband, yellow page directories and direct mail.  Some competitors are part of larger organizations with substantially greater financial, technical and other resources than we have.  Other factors that are material to a television station’s competitive position include signal coverage, local program acceptance, network affiliation, audience characteristics and assigned broadcast frequency.

Competition in the television broadcasting industry occurs primarily in individual DMAs.  Generally, a television broadcasting station in one DMA does not compete with stations in other DMAs.  Our television stations are located in highly competitive DMAs.  MVPDs can increase competition for a broadcast television station by bringing into its market additional cable network channels.  These narrow cable network channels are typically low rated, and as a result advertisements are inexpensive to the local advertisers.  In addition, certain of our DMAs are overlapped by over-the-air station from adjacent DMAs and MVPDs of stations from other DMAs, which tends to spread viewership and advertising expenditures over a larger number of television stations.

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

Television advertising rates are based upon factors which include the size of the DMA in which the station operates, a program’s popularity among the viewers that an advertiser wishes to attract, the number of advertisers competing for the available time, the demographic makeup of the DMA served by the station, the availability of alternative advertising media in the DMA, the aggressiveness and knowledge of the sales forces in the DMA and development of projects, features and programs that tie advertiser messages to programming.  We believe that our sales and programming strategies allow us to compete effectively for advertising revenues within our DMAs.

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

Moreover, technology advances and regulatory changes affecting programming delivery though fiber optic lines, video compression, and new wireless uses could lower entry barriers for new video channels and encourage the further development of increasingly specialized “niche” programming.  Telephone companies are permitted to provide video distribution services, on a common carrier basis, as “cable systems” or as “open video systems”, each pursuant to different regulatory schemes.  Additionally, in January 2004, the FCC concluded an auction for licenses operating in the 12 GHz band that can be used to provide multi-channel video programming distribution.  Those licenses were granted in July 2004.   In addition, on March 18, 2008 the FCC concluded an auction for the rights to operate the 700 MHz frequency band that had been used by analog television broadcasters and became available when full power television stations ceased using the spectrum as a result of the digital television transition on June 12, 2009.  The winning bidders were announced on March 20, 2008.  The FCC has indicated that the spectrum may be used for flexible fixed, mobile, and broadcast uses, including fixed and mobile wireless commercial services; fixed and mobile wireless uses for private, internal radio needs; mobile and other new digital broadcast operations; and, may include two-way interactive, cellular, and mobile television broadcasting services. We are unable to predict what other video technologies might be considered in the future or the effect that technological and regulatory changes will have on the broadcast television industry and on the future profitability and value of a particular broadcast television station.

DTV technology has the potential to permit us to provide viewers multiple channels of digital television over each of our existing standard digital channels, to provide certain programming in HD television format and to deliver other channels of information in the forms of data and programming to the internet, to PCs and mobile devices.  These additional capabilities may provide us with additional sources of revenue, as well as additional competition.

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

EMPLOYEES

As of February 26, 2009, we had approximately 2,400 employees.  Approximately 100 employees are represented by labor unions under certain collective bargaining agreements.  We have not experienced any significant labor problems and consider our overall labor relations to be good.

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

Current financial and economic conditions may have a continued adverse impact on our industry, business, results of operations or financial position.

Current financial and economic conditions continue to be challenging and the continuation or worsening of such conditions could further reduce consumer confidence and have an adverse effect on the fundamentals of our business, results of operations and/or financial condition.  Poor economic and industry conditions could have a negative impact on our industry or the industry of those customers who advertise on our stations, including, among others, the automotive industry and service businesses, each of which is a significant source of our advertising revenue.  There can be no assurance that we will not experience any material adverse effect on our business as a result of the recent economic conditions or that the actions of the United States Government, Federal Reserve or other governmental and regulatory bodies for the reported purpose of stabilizing the economy or financial markets will achieve their intended effect.  Additionally, some of these actions may adversely affect financial institutions, capital providers, advertisers or other consumers or our financial condition, results of operations or the trading price of our securities.  Potential consequences of the current financial and economic conditions include:

•                  the financial condition of those companies that advertise on our stations, including, among others, the automobile manufacturers and dealers which may file for bankruptcy protection or face severe cash flow issues, may result in a significant decline in our advertising revenue;

•                  our ability to pursue the acquisition of attractive television and non-television assets may be limited if we are unable to obtain any necessary additional capital on favorable terms, if at all;

•                  our ability to pursue the divestiture of certain television and non-television assets at attractive values may be limited;

•                  the possibility that our business partners, such as our counterparties to our outsourcing and news share arrangements, could be negatively impacted and our ability to maintain these business relationships could also be impaired;

•                  our ability to refinance our existing debt;

•                  our ability to make certain capital expenditures may be significantly impaired; and

•                  one or more of the lenders under our Bank Credit Agreement could refuse to fund its commitment to us or could fail and we may not be able to replace the financing commitment of any such lenders on favorable terms, or at all.

Our advertising revenue can vary substantially from period to period based on many factors beyond our control.  This volatility affects our operating results and may reduce our ability to repay indebtedness or reduce the market value of our securities.

We rely on sales of advertising time for most of our revenues and, as a result, our operating results depend on the amount of advertising revenue we generate.  If we generate less advertising revenue, it may be more difficult for us to repay our indebtedness and the value of our business may decline.  Our ability to sell advertising time depends on:

•                  the levels of automobile advertising, which historically have represented about one quarter of our advertising revenue; however for the year ended December 31, 2009 automobile advertising represented 15.2% of our net time sales;

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

The relative lack of political advertising in 2009 and the continued deterioration of the automotive industry and the decline in national and most local economic conditions resulted in a decrease in our advertising revenue for 2009 as compared to 2008, which had an adverse impact on our business financial condition and results of operations.  There can be no assurance that our advertising revenue will not be volatile in the future or that such volatility will not have an adverse impact on our business, financial condition or results of operations.

Our substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling our debt obligations.

We have a high level of debt, totaling $1,366.3 million at December 31, 2009, compared to the book value of shareholders’ equity (deficit) of $202.2 million on the same date.  Our relatively high level of debt poses the following risks, particularly in periods of declining revenues:

•                  we may use a significant portion of our cash flow to pay principal and interest on our outstanding debt, especially during general negative economic and market industry conditions;

•                  the amount available for working capital, capital expenditures and other general corporate purposes may be limited because a significant portion of cash flow may be used to pay principal and interest on outstanding debt;

•                  our lenders may not be as willing to lend additional amounts to us for future working capital needs, additional acquisitions or other purposes;

•                  if our cash flow were inadequate to make interest and principal payments, we might have to restructure or refinance our indebtedness or sell one or more of our stations to reduce debt service obligations;

•                  our ability to finance working capital needs and general corporate purposes for the public and private markets, as well as the associated cost of funding is dependent, in part, on our credit ratings.  As of the filing date of this Form 10-K, our credit ratings, as assigned by Moody’s Investor Services (Moody’s) and Standard & Poor’s Ratings Services (S&P) were:

	Moody’s	S&P
Corporate Credit	B2	B
Senior Subordinated Notes	Caa1	CCC+
4.875% and 3.0% Notes	Caa1(a)	CCC+(b)
9.25% Notes	B2	B-
Bank Credit Agreement	Ba2	BB-

(a)          The 3.0% Notes have not been rated by Moody’s; this rating reflects the rating for the 4.875% Notes.

(b)         The 4.875% Notes have not been rated by S&P; this rating reflects the rating for the 3.0% Notes.

The credit ratings set forth above are not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal by the assigning rating organization.  Each rating should be evaluated independently of any other rating.

•                  we may be more vulnerable to adverse economic conditions than less leveraged competitors and thus, less able to withstand competitive pressures; and

•                  as of December 31, 2009, approximately $330.0 million principal amount of our recourse debt bears interest at variable rates and is unhedged; however, the debt is essentially fixed until LIBOR exceeds 2.0% due to the debt’s LIBOR floor provision. We also may borrow additional funds at variable interest rates in the future.  Increases in interest rates, or the loss of the benefits of any interest rate hedging arrangements, would increase our interest expense on variable rate debt, which would adversely affect cash flow and our ability to service outstanding debt.  In addition, an increase in market interest rates may lead purchasers of our securities to demand a higher annual yield, which could adversely affect the market price of each’s respective outstanding debt securities, including our notes and debentures.

Our ability to make payments on our indebtedness and other obligations is dependent on our ability to generate cash in the future.  Any of the foregoing risks could reduce our ability to generate cash available for debt repayment, capital improvements or investment or to respond to events that would enhance profitability.

Commitments we have made to our lenders limit our ability to take actions that could increase the value of our securities and business or may require us to take actions that decrease the value of our securities and business.

Our existing financing agreements prevent us from taking certain actions and require us to meet certain tests.  These restrictions and tests may limit our ability to repay unsecured debt or decrease the value of our securities and business.  These restrictions and tests include, but are not limited to, the following:

•                  restrictions on additional debt;

•                  restrictions on our ability to pledge our assets as security for indebtedness;

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

•                  restrictions on the lines of business we and our subsidiaries may operate; and

•                  financial ratio and condition tests including the ratio of earnings before interest, tax, depreciation and amortization, as adjusted (adjusted EBITDA) to certain of our interest expense, the ratio of first lien indebtedness to adjusted EBITDA and the ratio of Sinclair Television Group, Inc. (STG) total indebtedness to adjusted EBITDA.

Future financing arrangements may contain additional restrictions and tests.  All of these restrictive covenants may limit our ability to pursue our business strategies, prevent us from taking action that could increase the value of our securities or may require actions that decrease the value of our securities.  In addition, we may fail to meet the tests and thereby default or cross-default on one or more of our obligations (particularly if the economy continues to weaken and thereby reduce our advertising revenues).  If we default on our obligations, creditors could require immediate payment of the obligations or foreclose on collateral.  If this happens, we could be forced to sell assets or take other actions that could significantly reduce the value of our securities and business and we may not have sufficient assets or funds to pay our debt obligations.

A failure to meet covenants under our debt instruments could result in a default under such debt instruments, acceleration of amounts due under our debt and loss of assets securing our loans.

Certain of debt is cross-defaulted with our other debt, which means that a default under the debt of one of our debt instruments may cause a default with our outstanding debt under certain of our indentures or the Bank Credit Agreement.

If we breach certain of our debt covenants, our lenders could require us to repay the debt immediately, and, if the debt is secured, could immediately take possession of the property securing such debt.  In addition, if any other lender declared its loan due and payable as a result of a default, the holders of our outstanding notes, along with the lenders under the Bank Credit Agreement, might be able to require us to pay those debts immediately.

As a result, any default under our debt covenants could have a material adverse effect on our financial condition and our ability to meet our obligations.

Cunningham, one of our LMA partners, has incurred past significant financial and economic challenges and there can be no assurance that Cunningham will not again experience significant financial and economic decline.  Any insolvency or bankruptcy proceeding relating to Cunningham would cause a default and potential acceleration under the Bank Credit Agreement and could, potentially, result in Cunningham’s rejection of our six LMAs with Cunningham, which would negatively affect our financial condition and results of operations.

Cunningham operates in the same industry as us and hence faces similar financial and economic pressures.  Because the six LMAs with Cunningham are material to our financial condition and results of operations, we are affected by the financial condition of Cunningham or any of its subsidiaries.  Any insolvency or bankruptcy proceeding relating to Cunningham or any of its subsidiaries would materially negatively affect our financial condition and results of operations.

We may be able to incur significantly more debt in the future, which could increase the foregoing risks related to our indebtedness.

At December 31, 2009, we had $135.9 million available (subject to certain borrowing conditions) for additional borrowings under the Bank Credit Agreement, all of which was available under our current borrowing capacity.  Under the terms of the debt instruments to which we are subject, and provided we meet certain financial and other covenants, we may be able to incur substantial additional indebtedness in the future, including additional senior debt and secured debt.  If we incur additional indebtedness, the risks described in the risk factors in this report relating to having substantial debt could intensify.

Recent global financial conditions could adversely affect the availability of new financing and result in higher interest rates.

Recent global financial conditions have been characterized by increased market volatility.  Several financial institutions have either gone into bankruptcy or have had to be capitalized by governmental authorities.  Access to public financing has been negatively impacted by, among other things, both the rapid decline in value of sub-prime mortgages and the liquidity crisis affecting the asset-backed commercial paper market.  These factors may adversely affect our ability to obtain financing in the future on favorable terms.

Continued market disruptions could also result in volatile, or higher, interest rates, which could adversely affect our cash flow.  Of our $1,366.3 million of debt outstanding at December 31, 2009, approximately $330.0 million recourse debt bears interest at variable rates and is unhedged.  Accordingly, increases in interest rates above the LIBOR floor provision, or the loss of the benefits of any interest rate hedging agreement, would increase our interest expense on variable rate debt, which would adversely affect our cash flow and ability to service our debt obligations.

We face significant and credible risks of competition in the broadcast industry, in addition to lower demand for advertising due to the recent economic slowdown, which may adversely affect our financial performance.

Due to the recent economic slowdown, overall expenditures by advertisers and demand for advertising in general are lower as compared to previous years.  In addition to reduced demand, we face significant competition for advertising revenue from a variety of media sources including other broadcast television stations, MVPDs, radio stations, internet and broadband content providers serving in the same markets.  This reduction in demand and increase in competition will likely adversely impact our business, financial conditions and results of operations.

We must purchase television programming in advance based on expectations about future revenues.  Actual revenues may be lower than our expectations.  If this happens, we could experience losses that may make our securities less valuable.

One of our most significant costs is television programming.  Our ability to generate revenue to cover this cost may affect the value of our securities.  If a particular program is not popular in relation to its costs, we may not be able to sell enough advertising time to cover the costs of the program.  Since we generally purchase programming content from others rather than producing such content ourselves, we have limited control over the costs of the programming.  We usually must purchase programming several years in advance and may have to commit to purchase more than one year’s worth of programming.  We may replace programs that are doing poorly before we have recaptured any significant portion of the costs we incurred or before we have fully amortized the costs.  Any of these factors could reduce our revenues or otherwise cause our costs to escalate relative to revenues.  These factors are exacerbated during a weak advertising market.  Additionally, our business is subject to the popularity of the programs provided by the networks with which we have network affiliation agreements or which provide us programming.

We may lose a large amount of programming if a network terminates its affiliation with us, which could increase our costs and/or reduce revenue.

Our 58 television stations that we own and operate, or to which we provide (or from which we are provided) programming services or sales services, are affiliated with networks.  The networks produce and distribute programming in exchange for each station’s commitment to air the programming at specified times and for commercial announcement time during programming.  The amount and quality of programming provided by each network varies.

The non-renewal or termination of any of our network affiliation agreements would prevent us from being able to carry programming of the relevant network.  This loss of programming would require us to obtain replacement programming, which may involve higher costs and which may not be as attractive to our target audiences, resulting in reduced revenues.  Upon the termination of any of our network affiliation agreements, we would be required to establish a new network affiliation agreement for the affected station with another network or operate as an independent station.  At such time, the remaining value of the network affiliation asset could become impaired and we would be required to write down the value of the asset to its estimated fair value.

On February 9, 2009, MyNetworkTV announced that it was moving to a new program services model pursuant to which it would obtain for its affiliates popular programming that has previously aired on other networks, rather than continuing to create first-run programming as is generally the case in a typical network model.  MyNetworkTV has advised us that in connection with this change to what it refers to as a “hybrid” model it believes it had the right to terminate all of its existing affiliate agreements and negotiate new agreements for this programming service with the television stations that have been MyNetworkTV affiliates.  On March 3, 2009, we received notice from MyNetworkTV claiming that it had ceased to exist as a network and therefore, was terminating each of our affiliation agreements effective September 26, 2009.  On March 25, 2009, each of our subsidiaries that owned or operated stations which were affiliated with MyNetworkTV entered into an agreement, effective September 28, 2009, with a party related to MyNetworkTV to provide such stations with programming during the following year for the time periods previously programmed by MyNetworkTV, excluding programming for Saturday night.  We cannot predict the likelihood of success of the new model by MyNetworkTV and the impact that this change will have on the performance of our stations.  See Item 1. Business, Television Broadcasting table for further information regarding our affiliation agreements.

We may not be able to negotiate our network affiliation agreements at terms comparable to or more favorable than our current agreements upon their expiration.

As network affiliation agreements come up for renewal, we may not be able to negotiate terms comparable to or more favorable than our current agreements.  All eight affiliation agreements between ABC which were to expire on December 31, 2009 have been extended to March 31, 2010 while negotiations are taking place.  At this time, we cannot predict the final outcome of future negotiations for those affiliation agreements or for any others and what impact, if any, they may have on our financial condition and results of operations.  In addition, the impact of an increase in reverse network compensation payments, under which we compensate the network for programming, made by us to networks pursuant to our affiliation agreements may have a negative effect on our financial condition or results of operations.

We may not be able to renegotiate retransmission consent agreements upon expiration at terms comparable to or more favorable than our current agreements and networks with which we are affiliated may attempt to require us to share revenue from retransmission consent agreements with them.

As certain retransmission consent agreements expire, we may not be able to renegotiate such agreements at terms comparable to or more favorable than our current agreements.  This may cause revenues and/or revenue growth from our retransmission consent agreements to decrease under the renegotiated terms despite the fact that our current retransmission consent agreements include automatic annual fee escalators.  In addition, certain of our networks with which we are affiliated may attempt to require us to share revenue from retransmission consent agreements with them as part of renewing expiring affiliation agreements or pursuant to certain rights contained in existing affiliation agreements.

The effects of the economic environment could require us to record an asset impairment of goodwill and FCC licenses.

We are required to analyze goodwill and certain other intangible assets for impairment.  The accounting guidance establishes a method of testing goodwill and FCC licenses for impairment on an annual basis, or on an interim basis if an event occurs that would reduce the fair value of a reporting unit or an indefinite-lived asset below its carrying value.

At least annually, we test our goodwill and FCC licenses for impairment.  To perform this test, we estimate the fair values of our reporting units for goodwill and FCC licenses using a combination of observed prices paid for similar assets and liabilities, discounted cash flow models and appraisals.  We make certain critical estimates about the future revenue growth rates within each of our markets as well as the discount rates and comparable multiples that would be used by market participants in an arms-length transaction.  If these growth rates or multiples decline or if the discount rate increases, our goodwill and/or FCC licenses’ carrying amounts could be in excess of the estimated fair value.  An impairment of some or all of the value of these assets could result in a material effect on the consolidated statements of operations in the future.  As of December 31, 2009 we had approximately $660.0 million and $52.0 million of goodwill and broadcast licenses, respectively.  As of December 31, 2009, goodwill and broadcast licenses in aggregate represented 44.6% of our total assets.  Due to the recent economic recession, we may be more susceptible to additional impairment in the future.  For additional information regarding impairments to our goodwill and broadcast licenses, see Note 4. Goodwill, Broadcast Licenses and Other Intangible Assets in the Notes to our Consolidated Financial Statements.

Key officers and directors have financial interests that are different and sometimes opposite from ours and we may engage in transactions with these officers and directors that may benefit them to the detriment of other securityholders.

Some of our officers, directors and majority shareholders own stock or partnership interests in businesses that engage in television broadcasting, do business with us or otherwise do business that conflicts with our interests.  They may transact some business with us upon approval by the independent members of our board of directors even if there is a conflict of interest or they may engage in business competitive to our business and those transactions may benefit the officers, directors or majority shareholders to the detriment of our securityholders.  Each of David D. Smith, Frederick G. Smith, and J. Duncan Smith is an officer and director of Sinclair and Robert E. Smith is a director of Sinclair.  Together, the Smiths hold shares of our common stock that control the outcome of most matters submitted to a vote of shareholders.

The Smiths own a controlling interest in Bay Television, Inc., a company that owns WTTA-TV in Tampa/St. Petersburg, Florida, a television station which we program pursuant to an LMA.  The Smiths also own businesses that lease real property and tower space to us and engage in other transactions with it.  Trusts established by Carolyn C. Smith, a parent of the Smiths for the benefit of her and her grandchildren own Cunningham, our LMA partner in six markets.  In addition, we have been granted the rights to acquire, subject to applicable FCC rules and regulations, Cunningham (although the present rules and regulations of the FCC would not allow us to control the Cunningham Stations if we continue to hold television stations in the same market as the Cunningham Stations).  David D. Smith, Frederick G. Smith, J. Duncan Smith, Robert E. Smith and David B. Amy, our Executive Vice President and Chief Financial Officer, together own interests in Allegiance Capital Limited Partnership, a limited partnership in which we also hold an interest.  Frederick G. Smith owns an interest in Patriot Capital II, L.P., a limited partnership in which we also hold an interest.  We can give no assurance that these transactions or any transactions that we may enter into in the future with our officers, directors or majority shareholders, have been, or will be, negotiated on terms as favorable to us as we would obtain from unrelated parties.

Maryland law and our financing agreements limit the extent to which our officers, directors and majority shareholders may transact business with us and pursue business opportunities that we might pursue.  These limitations do not, however, prohibit all such transactions.

For additional information regarding our related person transactions, see Note 11. Related Person Transactions, in the Notes to our Consolidated Financial Statements.

The Smiths exercise control over most matters submitted to a shareholder vote and may have interests that differ from other securityholders.  They may, therefore, take actions that are not in the interests of other securityholders.

David D. Smith, Frederick G. Smith, J. Duncan Smith and Robert E. Smith hold shares representing approximately 84.6% of the common stock voting rights of us as of February 26, 2010 and, therefore, control the outcome of most matters submitted to a vote of shareholders, including, but not limited to, electing directors, adopting amendments to our certificate of incorporation and approving corporate transactions.  The Smiths hold substantially all of the Class B Common Stock, which have ten votes per share.  Our Class A Common Stock has only one vote per share.  In addition, the Smiths hold half our board of directors’ seats and, therefore, have the power to exert significant influence over our corporate management and policies.  The Smiths have entered into a stockholders’ agreement pursuant to which they have agreed to vote for each other as candidates for election to our board of directors until June 13, 2015.

Although in the past the Smiths have recused themselves from related person transactions, circumstances may occur in which the interests of the Smiths, as the controlling securityholders, could be in conflict with the interests of other securityholders and the Smiths would have the ability to cause us to take actions in their interest.  In addition, the Smiths could pursue acquisitions, divestitures or other transactions that, in their judgment, could enhance their equity investment, even though such transactions might involve risks to our other securityholders.

(See Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters and Item 13. Certain Relationships and Related Transactions, which will be included as part of our Proxy Statement for our 2010 Annual Meeting.)

Significant divestitures by the Smiths could cause them to own or control less than 51% of the voting power of us, which would in turn give Cunningham the right to terminate the LMAs and other agreements with Cunningham due to a “change in control” of us.  Any such terminations would have an adverse effect on our results of operations.  The FCC’s multiple ownership rules limit our ability to operate multiple television stations in some markets and may result in a reduction in our revenue or prevent us from reducing costs.  Changes in these rules may threaten our existing strategic approach to certain television markets.  See Changes in rules on local marketing agreements in the risk factor below.

Federal regulation of the broadcasting industry limits our operating flexibility, which may affect our ability to generate revenue or reduce our costs.

The FCC regulates our business, just as it does all other companies in the broadcasting industry.  We must ask the FCC’s approval whenever we need a new license, seek to renew, assign or modify a license, purchase a new station, sell an existing station or transfer the control of one of our subsidiaries that holds a license.  Our FCC licenses and those of the stations we program pursuant to LMAs are critical to our operations; we cannot operate without them.  We cannot be certain that the FCC will renew these licenses in the future or approve new acquisitions in a timely manner, if at all.  If licenses are not renewed or acquisitions are not approved, we may lose revenue that we otherwise could have earned.

In addition, Congress and the FCC may, in the future, adopt new laws, regulations and policies regarding a wide variety of matters (including, but not limited to, technological changes in spectrum assigned to particular services) that could, directly or indirectly, materially and adversely affect the operation and ownership of our broadcast properties.  (See Item 1. Business.)

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

In June 2003, the FCC adopted new multiple ownership rules.  In September 2003, the Court of Appeals for the Third Circuit stayed the effectiveness of the rules.  In June 2004, the court issued a decision which upheld a portion of such rules and remanded the matter, including the local television ownership rule, to the FCC for further justification of the rules.  The court left the stay of the 2003 rules in place pending the remand.  Several parties, including us, filed petitions with the Supreme Court of the United States seeking review of the Third Circuit decision, but the Supreme Court denied the petitions in June 2005.  In July 2006, as part of the FCC’s statutorily required quadrennial review of its media ownership rules, the FCC released Further Notice of Proposed Rule Making seeking comment on how to address the issued raised by the Third Circuit’s decision, including the local television ownership rules.  In February 2008, the FCC released an order containing its current ownership rules, which re-adopted its 1999 local television ownership rule.  On February 29, 2008, several parties, including us, separately filed petitions for review in a number of federal appellate courts challenging the FCC’s current ownership rules.  By lottery, those petitions were consolidated in the U.S. Court of Appeals for the Ninth Circuit.  In July 2008, several parties, including us, filed motions to transfer the consolidated proceedings in the U.S. Court of Appeals for the D.C. Circuit and other parties requested transfer to the U.S. Court of Appeals for the Third Circuit.  In November 2008, the Ninth Circuit transferred the consolidated proceedings to the Third Circuit where the proceedings are currently pending.  These rules would not allow us to control the Cunningham Stations if we continue to hold television stations in the same markets as the Cunningham Stations and could force us to terminate or modify the LMAs with the Cunningham Stations.  In addition, if Cunningham were to exercise its put rights under the acquisition and merger agreements and the LMAs, each as amended and/or restated, we may have to find a suitable third party to assume our purchase obligations because we are not permitted to purchase such stations under current FCC rules.  We cannot assure you that we would be able to locate such a third party or that any such third party would continue the LMAs (or any alternative arrangements) with us on substantially similar terms that are as favorable to us or at all.

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

In 1999, the FCC established a new local television ownership rule and decided to attribute LMAs for ownership purposes.  It grandfathered our LMAs that were entered into prior to November 5, 1996, permitting the applicable stations to continue operations pursuant to the LMAs until the conclusion of the FCC’s 2004 biennial review.  The FCC stated it would conduct a case-by-case review of grandfathered LMAs and assess the appropriateness of extending the grandfathering periods.  Subsequently, the FCC invited comments as to whether, instead of beginning the review of the grandfathered LMAs in 2004, it should do so in 2006.  The FCC did not initiate any review of grandfathered LMAs in 2004 or as part of its 2006 quadrennial review.  We do not know when, or if, the FCC will conduct any such review of grandfathered LMAs.  With respect to LMAs executed on or after November 5, 1996, the FCC required that parties come into compliance with the 1999 local television ownership rule by August 6, 2001.  We challenged the 1999 local television ownership rule in the U.S. Court of Appeals for the D.C. Circuit, and that court stayed the enforcement of the divestiture of the post-November 5, 1996 LMAs.  In 2002, the D.C. Circuit ruled that the 1999 local television ownership rule was arbitrary and capricious and remanded the rule to the FCC.  Currently, three of our LMAs are grandfathered under the local television ownership rule because they were entered into prior to November 5, 1996 and the remainder are subject to the stay imposed by the D.C. Circuit.  If the FCC were to eliminate the grandfathering of these three LMAs, or the D.C. Circuit were to lift its stay, we would have to terminate or modify these LMAs.

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

On November 15, 1999, we entered into a plan and agreement of merger to acquire through merger WMYA-TV (formerly WBSC-TV) in Anderson, South Carolina from Cunningham, but that transaction was denied by the FCC.  In light of the change in the 2003 ownership rules, we filed a petition for reconsideration with the FCC and amended our application to acquire the license of WMYA-TV.  We also filed applications in November 2003 to acquire the license assets of the remaining five Cunningham stations: WRGT-TV, Dayton, Ohio; WTAT-TV, Charleston, South

Carolina; WVAH-TV, Charleston, West Virginia; WNUV-TV, Baltimore, Maryland; and WTTE-TV, Columbus, Ohio.  Rainbow/PUSH filed a petition to deny these five applications and to revoke all of our licenses on the grounds that such acquisition would violate the local television ownership rules.  The FCC dismissed our applications in light of the stay of the 2003 ownership rules and also denied the Rainbow/PUSH petition.  Rainbow/PUSH filed a petition for reconsideration of that denial and we filed an application for review of the dismissal.  In 2005, we filed a petition with the U. S. Court of Appeals for the D. C. Circuit requesting that the Court direct the FCC to take final action on our applications, but that petition was dismissed.  On January 6, 2006, we submitted a motion to the FCC requesting that it take final action on our applications.  Both the applications and the associated petition to deny are still pending.  We believe the Rainbow/PUSH petition is without merit.   On February 8, 2008, we filed a petition with the U.S. Court of Appeals for the D.C. Circuit requesting that the Court direct the FCC to take final action on these applications and cease its use of the 1999 local television ownership rule that it re-adopted as the permanent rule in 2008.  In July 2008, the D.C. Circuit transferred the case to the U.S. Court of Appeals for the Ninth Circuit, and we filed a petition with the D.C. Circuit challenging that decision, which was denied.  We also filed with the Ninth Circuit a motion to transfer that case back to the D.C. Circuit.  In November 2008, the Ninth Circuit consolidated our petition seeking final FCC action on our applications with the petitions challenging the FCC’s current ownership rules and transferred the proceedings to the Third Circuit.  In December 2008, we agreed voluntarily with the parties to the proceeding to dismiss the petition seeking final FCC action on the applications.  In addition, if Cunningham were to exercise its put rights under the acquisition and merger agreements and the LMAs, each as amended and/or restated, we may have to find a suitable third party to assume our purchase obligations because we are not permitted to purchase such stations under current FCC rules.  In the event of any such assignments, new applications will have to be filed to reflect the third party as the applicant.  In that event, upon the closing of the assignment to such third party, our appeals relating to the 1999 local television ownership rules with respect to our three non-grandfathered LMAs may be moot and the three non-grandfathered LMAs may be terminated.

If we are required to terminate or modify our LMAs, our business could be affected in the following ways:

•                  Loss of revenues.  If the FCC requires us to modify or terminate existing LMAs, we would lose some or all of the revenues generated from those LMAs.  We would lose revenue because we will have less demographic options, a smaller audience distribution and lower revenue share to offer to advertisers.  During the year ended December 31, 2009, we generated $100.9 million of net revenue from our nine LMAs.

•                  Increased costs.  If the FCC requires us to modify or terminate existing LMAs, our cost structure would increase.  For example, we likely would incur increased programming costs because we will be competing with the separately owned station for syndicated programming.  We may also need to add new employees.

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

•                  Alternative arrangements.  If the FCC requires us to terminate the existing LMAs, we may enter into one or more alternative arrangements, such as outsourcing agreements, relating to the affected stations.  Any such arrangements may be on terms that are less beneficial to us than the existing LMAs.

Use of outsourcing agreements

In addition to our LMAs, we have entered into four (and may seek opportunities for additional) outsourcing agreements in which our stations provide or are provided various non-programming related services such as sales, operational and managerial services to or by other stations.  Pursuant to these agreements, one of our stations in Nashville, Tennessee and our station in Cedar Rapids, Iowa currently provide services to another station in each’s respective market and another party provides services to our stations in Peoria/Bloomington, Illinois and Rochester, New York.  We believe this structure allows stations to achieve operational efficiencies and economies of scale, which should otherwise improve broadcast cash flow and competitive positions.  While television joint sales agreements (JSAs) are not currently “attributable” under the FCC rules, on August 2, 2004, the FCC released a notice of proposed rulemaking seeking comments on its tentative conclusion that JSAs should be attributable.  We cannot predict the outcome of this proceeding, nor can we predict how any changes, together with possible changes to the ownership rules, would apply to our existing outsourcing agreements.  If the FCC were to determine that our outsourcing arrangements were JSAs, we would have to terminate or restructure such arrangements on terms that may not be as advantageous to us as the current arrangements.

Failure of owner/licensee to exercise control

The FCC requires the owner/licensee of a station to maintain independent control over the programming and operations of the station.  As a result, the owners/licensees of those stations with which we have LMAs or outsourcing agreements can exert their control in ways that may be counter to our interests, including the right to preempt or terminate programming in certain instances.  The preemption and termination rights cause some uncertainty as to whether we will be able to air all of the programming that we have purchased under our LMAs and therefore, uncertainty about the advertising revenue that we will receive from such programming.  In addition, if the FCC determines that the owner/licensee is not exercising sufficient control, it may penalize the owner licensee by a fine, revocation of the license for the station or a denial of the renewal of that license.  Any one of these scenarios, especially the revocation of or denial of renewal of a license, might result in a reduction of our cash flow and an increase in our operating costs or margins.  In addition, penalties might also affect our qualifications to hold FCC licenses, putting our own licenses at risk.

The pendency and indeterminacy of the outcome of these ownership rules, which may limit our ability to provide services to additional or existing stations pursuant to licenses, LMAs, outsourcing agreements or otherwise, expose us to a certain amount of volatility, particularly if the outcomes are adverse to us.  Further, resolution of these ownership rules has been and will likely continue to be a cost burden and a distraction to our management and the continued absence of a resolution may have a negative effect on our business.

Competition from other broadcasters or other content providers and changes in technology may cause a reduction in our advertising revenues and/or an increase in our operating costs.

Conversion to digital television

The television broadcast industry recently completed the mandated transition to an advanced digital television (DTV) transmission system.  DTV transmissions deliver improved video and audio signals including HD television and have substantial multiplexing and data transmission capabilities.  All television broadcasters were required to cease analog broadcasting by June 12, 2009.  The conversion from broadcasting in the analog broadcast format to the digital broadcast format is expensive.  Our digital conversion expenditures were $2.2 million, $2.0 million and $3.1 million respectively, for the years ended December 31, 2009, 2008 and 2007.  As of June 12, 2009, all of our 58 stations were broadcasting a digital signal.  As of February 16, 2010 all but five of the television stations we own or to which we provide services are operating on authorized post-transition digital facilities.  The remaining five television stations are operating pursuant to Tolling Requests filed with the FCC in order to extend the expiration date of their construction permit and to allow digital operations at variance from authorized post-transition facilities.  There can be no assurance that the FCC will grant the Tolling Requests or will grant subsequent construction permit or license applications filed by the stations.  As a result, there is no guarantee that the stations will ultimately be able to commence operations using the specific facilities required by the FCC for the stations’ post-digital transition facilities.  If the stations are unable to do so, they could be subject to loss of interference protection, possible FCC enforcement action, and potential reductions in population service areas and potentially reduced viewership.  Competition from other broadcasters or other content providers and changes in technology may cause a reduction in our advertising revenues and/or an increase in our operating costs.

The television industry is highly competitive and this competition can draw viewers and advertisers from our stations, which reduces our revenue or requires us to pay more for programming, which increases our costs.  We face intense competition from the following:

New technology and the subdivision of markets

Cable providers, direct broadcast satellite companies and telecommunication companies are developing new technology that allows them to transmit more channels on their existing equipment to highly targeted audiences, reducing the cost of creating channels and potentially leading to the division of the television industry into ever more specialized niche markets.  Competitors who target programming to such sharply defined markets may gain an advantage over us for television advertising revenues.  The decreased cost of creating channels may also encourage new competitors to enter our markets and compete with us for advertising revenue.  In addition, technologies that allow viewers to digitally record, store and play back television programming may decrease viewership of commercials as recorded by media measurement services such as Nielsen Media Research and, as a result, lower our advertising revenues.  The broadcast and advertising industries have agreed on a ratings standard that includes live viewing plus viewers who watch a program within 72 hours of its original appearance.  However, the effects of new ratings system technologies, including “people meters,” and the ability of such technologies to be a reliable standard that can be used by advertisers is currently unknown.

Since digital television technology allows broadcasting of multiple channels within the additional allocated spectrum, this technology could expose us to additional competition from programming alternatives.  In addition, technological advancements and the resulting increase in programming alternatives, such as cable television, Direct Broadcast Satellite systems, pay-per-view, home video and entertainment systems, video-on-demand and the Internet have also created new types of competition to television broadcast stations and will increase competition for household audiences and advertisers.  We cannot provide any assurances that we will remain competitive with these developing technologies.

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

•                  internet search engines, internet service providers and websites; and

•                  competition from other emerging technologies including mobile television.

Deregulation

The Telecommunications Act of 1996 and subsequent actions by the FCC and the courts have removed some limits on station ownership, allowing telephone, cable and some other companies to provide video services in competition with us.  In addition, the FCC has reallocated and auctioned off a portion of the spectrum for new services including fixed and mobile wireless services and digital broadcast services.  As a result of these changes, new companies are able to enter our markets and compete with us.

We could be adversely affected by labor disputes and legislation and other union activity.

The cost of producing and distributing entertainment programming has increased substantially in recent years due to, among other things, the increasing demands of creative talent and industry-wide collective bargaining agreements.  Although we generally purchase programming content from others rather than produce such content ourselves, our program suppliers engage the services of writers, directors, actors and on-air and other talent, trade employees and others, some of whom are subject to these collective bargaining agreements.  If our program suppliers are unable to renew expiring collective bargaining agreements, it is possible that the affected unions could take action in the form of strikes or work stoppages.  Failure to renew these agreements, higher costs in connection with these agreements or a significant labor dispute could adversely affect our business by causing delays in production that lead to declining viewers, and reductions in the profit margins of our programming and the amounts we can charge advertisers for time.  Further, any changes in the existing labor laws, including the possible enactment of the Employee Free Choice Act, may further the realization of the foregoing risks.

Unrelated third parties may bring claims against us based on the nature and content of information posted on websites maintained by us.

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

We may be subject to fines and other penalties related to violations of FCC indecency rules and other FCC rules and policies, the enforcement of which has increased in recent years, and complaints related to such violations may delay our renewal applications with the FCC.

We provide a significant amount of live news reporting that is provided by the broadcast networks or is controlled by our on-air news talent.  Although both broadcast network and our on-air talent have generally been professional and careful in what they say, there is always the possibility that information may be reported that is inaccurate or even in violation of certain indecency rules promulgated by the FCC.  In addition, entertainment programming provided by broadcast networks may contain content that is in violation of the indecency rules promulgated by the FCC.  Because the interpretation by the courts and the FCC of the indecency rules is not always clear, it is sometimes difficult for us to determine in advance what may be indecent programming.  We have insurance to cover some of the liabilities that may occur, but the FCC has enhanced its enforcement efforts relating to the regulation of indecency.  In addition, in 2006, Congress dramatically increased the penalties for broadcasting indecent programming and potentially subjects broadcasters to license revocation, renewal or qualification proceedings in the event that they broadcast indecent material.  We are currently subject to pending FCC inquiries and proceedings relating to alleged violations of indecency, sponsorship identification, children’s programming and captioning rules.  There can be no assurance that an incident that may lead to significant fines or other penalties by the FCC can be avoided.

In addition, action on many license renewal applications, including those we have filed, has been delayed because of, among other reasons, the pendency of complaints that programming aired by the various networks contained indecent material and complaints regarding alleged violations of sponsorship identification, children’s programming and captioning rules.  As of February 26, 2010, 14 of our renewal applications were subject to such complaints.  We cannot predict when the FCC will address these complaints and act on the renewal applications.  We continue to have operating authority until final action is taken on our renewal applications.

The FCC’s National Broadband Plan may result in a loss of spectrum for our stations potentially adversely impacting our ability to compete.

The FCC is considering a National Broadband Plan that may reallocate spectrum from broadcasters for other purposes which may include wireless broadband.  This initiative raises a number of issues that could impact the broadcast industry depending on the use of the spectrum should it be reallocated.  On February 24, 2010 the FCC announced that as part of the National Broadband Plan, it will propose a voluntary auction that would let broadcasters and other licensees sell their spectrum for a share of the proceeds.  We cannot predict the outcome of results of the National Broadband Plan, or whether any final rules will have a material adverse effect on our ability to compete.

Costs of complying with changes in governmental laws and regulations may adversely affect our results of operations.

We cannot predict what other governmental laws or regulations will be enacted in the future, how future laws or regulations will be administered or interpreted or how future laws or regulations will affect us.  Compliance with new laws or regulations, including proposed legislation to address climate change, or stricter interpretation of existing laws, may require us to incur significant expenditures or impose significant restrictions on us and could cause a material adverse effect on our results of operations.

The continuation of the wars in Iraq and Afghanistan may negatively impact our advertising revenues and results of operations.  Future conflicts, terrorist attacks or other acts of violence may have a similar effect.

The commencement of the war in Iraq in 2002 and activities in Afghanistan resulted in a reduction of advertising revenues as a result of uninterrupted news coverage and/or general economic uncertainty.  The continuation of these wars may have a similar negative impact on our advertising revenues and results of operations.  If the United States becomes engaged in similar conflicts in the future, there may be a similar adverse effect on our results of operations.  Also, any terrorist attacks or other acts of violence may have a similar negative effect on our business or results of operations.

If our Class A Common Stock fails to meet all applicable listing requirements, it could be delisted from the NASDAQ Global Select Market, which could adversely affect the market price and liquidity of our Class A Common Stock and harm our financial condition and results of operations.

Our Class A common stock is currently traded on the NASDAQ Global Select Market (the Exchange) under the symbol “SBGI.”  If we fail to meet any of the continued listing standards of the Exchange, our Class A Common Stock could be delisted from the Exchange.  These continued listing standards include, among others, maintaining a $1.00 minimum closing bid price per share.

Our Class A Common Stock has traded at or below $1.00 per share in 2009.  If our Class A Common Stock trades below $1.00 per share for thirty consecutive trading days, there can be no assurance that NASDAQ will not take action to enforce its listing requirements.

If our Class A Common Stock were to be delisted from the Exchange, we could apply to list our Class A Common Stock on the NASDAQ Capital Market, or our Class A Common Stock could be traded in the over-the-counter market on an electronic bulletin board, such as the OTC Bulletin Board or the Pink Sheets.  Any delisting could adversely affect the market price and the liquidity of our Class A Common Stock, impair our ability to raise capital necessary to maintain operations and services our debt, cause a potential loss of investor interest in our securities, cause a potential loss of confidence among our employees and customers of our services and otherwise negatively impact our financial condition and results of operations.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Generally, each of our stations has facilities consisting of offices, studios and tower sites.  Transmitter and tower sites are located to provide maximum signal coverage of our stations’ markets.  We believe that all of our properties, both owned and leased, are generally in good operating condition, subject to normal wear and tear and are suitable and adequate for our current business operations.  The following is a summary of our principal owned and leased real properties.  Approximately 67,000 square feet of the leased office and studio building is related to our corporate facilities.  We believe that no one property represents a material amount of the total properties owned or leased.  See Item 1. Business, for a listing of our station locations.

Broadcast Segment	Owned	Leased
Office and studio buildings	494,222 square feet	329,826 square feet
Office and studio land	135 acres	4 acres
Transmitter building sites	84,850 square feet	73,327 square feet
Transmitter and tower land	1,130 acres	237 acres

Other Operating Divisions Segment	Owned	Leased
Office and warehouse buildings	—	112,040 square feet
Recreational land	722 acres	—
Real estate rental property	344,214 square feet	9,300 square feet
Land held for development and sale	1,721 acres	—

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

ITEM 4.          RESERVED

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

2009	High	Low
First Quarter	$3.86	$0.89
Second Quarter	$2.12	$1.04
Third Quarter	$3.81	$1.07
Fourth Quarter	$5.03	$2.95

2008	High	Low
First Quarter	$10.62	$7.78
Second Quarter	$9.90	$7.60
Third Quarter	$7.80	$4.96
Fourth Quarter	$5.27	$1.97

As of February 26, 2009, there were approximately 85 shareholders of record of our common stock.  This number does not include beneficial owners holding shares through nominee names.

Dividend Policy

In February 2009, we decided it was prudent to suspend the dividend due to the negative economic climate.  Future dividends on our common shares, if any, will be at the discretion of our Board of Directors and will depend on several factors including our results of operations, cash requirements and surplus, financial condition, covenant restrictions and other factors that the Board of Directors may deem relevant.  Our Bank Credit Agreement and some of our debt instruments contain restrictions on our ability to pay dividends.  Under the indentures governing our 8.0% Senior Subordinated Notes, due 2012 (the 8.0% Notes), and our 9.25% Second Lien Notes, due 2017 (the 9.25% Notes), we are restricted from paying dividends on our common stock unless certain specified conditions are satisfied, including that:

•      no event of default then exists under the indenture or certain other specified agreements relating to our indebtedness; and

•      after taking account of the dividend, we are within certain restricted payment requirements contained in the indenture.

In addition, under certain of our debt instruments, the payment of dividends is not permissible during a default thereunder.

Our dividend paid during 2008 of 20 cents per share per quarter was not in excess of any applicable restrictions or conditions contained within the indentures of our various senior subordinated notes and our bank credit agreement as in effect at that time.

During 2008, the Board of Directors voted to increase the dividend.  On February 6, 2008, we announced that our Board of Directors approved an increase to our annual dividend to 80 cents per share from 70 cents per share. In February 2009, our Board of Directors suspended our dividend until further notice.  The 2008 dividends declared were as follows:

For the quarter ended	Quarterly Dividend Per Share	Annual Dividend Per Share	Date dividends were paid
March 31, 2008	$0.200	$0.800	April 14, 2008
June 30, 2008	$0.200	$0.800	July 14, 2008
September 30, 2008	$0.200	$0.800	October 10, 2008
December 31, 2008	$0.200	$0.800	January 12, 2009

Issuer Purchases of Equity Securities

During the fourth quarter of 2009, pursuant to publicly announced cash tender offers, we repurchased $106.5 million aggregate principal amount of the 4.875% Convertible Senior Notes, due 2018 (the 4.875% Notes) and $266.6 million aggregate principal amount of the 3.0% Convertible Senior Notes, due 2027 (the 3.0% Notes).

ITEM 6.          SELECTED FINANCIAL DATA

The selected consolidated financial data for the years ended December 31, 2009, 2008 and 2007 have been derived from our audited consolidated financial statements.  The consolidated financial statements for the years ended December 31, 2009, 2008 and 2007 are included elsewhere in this report.

The information below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements included elsewhere in this report.

STATEMENTS OF OPERATIONS DATA

(In thousands, except per share data)

	Years Ended December 31,
	2009	2008 (a)	2007 (a)	2006 (a)	2005 (a)
Statements of Operations Data:
Net broadcast revenues (b)	$554,597	$639,163	$622,643	$627,075	$606,450
Revenues realized from station barter arrangements	58,182	59,877	61,790	54,537	54,908
Other operating divisions revenues	43,698	55,434	33,667	24,610	22,597
Total revenues	656,477	754,474	718,100	706,222	683,955

Station production expenses	142,415	158,965	148,707	144,236	149,033
Station selling, general and administrative expenses	122,833	136,142	140,026	137,995	135,870
Expenses recognized from station barter arrangements	48,119	53,327	55,662	49,358	50,334
Depreciation and amortization (c)	138,334	147,527	157,178	153,399	136,916
Other operating divisions expenses	45,520	59,987	33,023	24,193	20,944
Corporate general and administrative expenses	25,632	26,285	24,334	22,795	21,220
Gain on asset exchange	(4,945)	(3,187)	—	—	—
Impairment of goodwill and broadcast licenses	249,799	463,887	—	15,589	—
Operating (loss) income	(111,230)	(288,459)	159,170	158,657	169,638

Interest expense and amortization of debt discount and deferred financing cost	(80,021)	(87,634)	(102,228)	(115,217)	(120,002)
Interest income	59	743	2,228	2,008	650
Gain (loss) from sale of assets	75	66	(21)	143	(80)
Gain (loss) from extinguishment of debt	18,465	5,451	(30,716)	(904)	(1,937)
(Loss) gain from derivative instrument	(97)	999	2,592	2,907	21,778
Income (loss) from equity and cost investees	354	(2,703)	601	6,338	(1,426)
Gain on insurance settlement	—	—	—	—	1,193
Other income (loss), net	1,935	1,653	1,506	1,059	(582)
(Loss) income from continuing operations before income taxes	(170,460)	(369,884)	33,132	54,991	69,232
Income tax benefit (provision)	32,512	121,362	(16,163)	(6,589)	(36,027)
(Loss) income from continuing operations	(137,948)	(248,522)	16,969	48,402	33,205
Discontinued operations:
(Loss) income from discontinued operations, net of related income taxes	(81)	(141)	1,219	3,701	5,400
Gain on sale of discontinued operations, net of related income taxes	—	—	1,065	1,774	146,276
Net (loss) income	$(138,029)	$(248,663)	$19,253	$53,877	$184,881
Net loss (income) attributable to noncontrolling interest	2,335	2,133	(279)	100	1,051
Net (loss) income attributable to Sinclair Broadcast Group	$(135,694)	$(246,530)	$18,974	$53,977	$185,932
Basic and Diluted (Loss) Earnings Per Common Share Attributable to Sinclair Broadcast Group:
(Loss) earnings per share from continuing operations	$(1.70)	$(2.87)	$0.19	$0.57	$0.65
Earnings per share from discontinued operations	$—	$—	$0.03	$0.06	$1.77
(Loss) earnings per share	$(1.70)	$(2.87)	$0.22	$0.63	$2.43
Dividends declared per share	$—	$0.800	$0.625	$0.450	$0.030

Balance Sheet Data:
Cash and cash equivalents	$23,224	$16,470	$20,980	$67,408	$9,655
Total assets	$1,597,721	$1,816,407	$2,224,187	$2,271,580	$2,280,641
Total debt (d)	$1,366,308	$1,362,278	$1,320,417	$1,413,623	$1,450,738
Total (deficit) equity	$(202,222)	$(58,700)	$269,581	$267,329	$250,688

(a)   We adopted accounting guidance related to noncontrolling interest and classification of convertible debt instruments that may be settled in cash upon conversion.  The guidance required us to adjust prior period financial statements.  See Note 1. Nature of Operations and Summary of Significant Accounting Policies in the Notes to our Consolidated Financial Statements for additional information.

(b)   Net broadcast revenues is defined as broadcast revenues, net of agency commissions.

(c)   Depreciation and amortization includes amortization of program contract costs and net realizable value adjustments, depreciation and amortization of property and equipment and amortization of definite-lived intangible broadcasting assets and other assets.

(d)   Total debt is defined as notes payable, capital leases and commercial bank financing, including the current and long-term portions.

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

Executive Overview — a description of our business, financial highlights from 2009, information about industry trends and sources of revenues and operating costs;

Critical Accounting Policies and Estimates — a discussion of the accounting policies that are most important in understanding the assumptions and judgments incorporated in the consolidated financial statements and a summary of recent accounting pronouncements;

Results of Operations — a summary of the components of our revenues by category and by network affiliation, a summary of other operating data and an analysis of our revenues and expenses for 2009, 2008 and 2007, including comparisons between years and certain expectations for 2010; and

Liquidity and Capital Resources — a discussion of our primary sources of liquidity, an analysis of our cash flows from or used in operating activities, investing activities and financing activities, a discussion of our dividend policy and a summary of our contractual cash obligations and off-balance sheet arrangements.

We have two reportable operating segments, “broadcast” and “other operating divisions” that are disclosed separately from our corporate activities.  Our broadcast segment includes our stations.  Currently, our other operating divisions segment primarily earned revenues in 2009 and 2008 from information technology staffing, consulting and software development; transmitter manufacturing; sign design and fabrication; regional security alarm operating and bulk acquisitions; and real estate ventures.  Corporate and unallocated expenses primarily include our costs to operate as a public company and to operate our corporate headquarters location.  Corporate is not a reportable segment.

STG, included in the broadcast segment and a wholly owned subsidiary of Sinclair Broadcast Group, Inc. (SBG), is the primary obligor under our Bank Credit Agreement, the 8.0% Notes and the 9.25% Notes.  Our Class A Common Stock, Class B Common Stock, 6.0% Convertible Debentures, due 2012 (the 6.0% Debentures), the 4.875% Notes and the 3.0% Notes remain obligations and securities of SBG and are not obligations or securities of STG.

EXECUTIVE OVERVIEW

2009 Events

•      On February 4, 2009, Congress passed the “DTV Delay Act” that extended the date for the completion of the DTV transition from February 17, 2009 to June 12, 2009.  Pursuant to the rules and with the consent of the FCC all but 12 of our stations ceased analog operations on the original February 1, 2009 dates;

•      On February 11, 2009, we suspended our quarterly dividend;

•      On March 3, 2009, we received notice from MyNetworkTV that they were terminating each of our affiliation agreements effective September 26, 2009; on March 25, 2009, we entered into a one year agreement with a party related to MyNetworkTV to provide our MyNetworkTV stations with programming which became effective September 28, 2009;

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

•      On June 16, 2009 and June 19, 2009, Moody’s and S&P, respectively, reduced the rating of the 4.875% Notes two notches.  As a result, any holder of the 4.875% Notes may surrender all or any portion of their 4.875% Notes for a conversion into our Class A Common Stock at any time at the then-applicable conversion rate.  On July 13, 2009, Moody’s and S&P further reduced our credit ratings by two notches;

•      On September 1, 2009, one of our Las Vegas stations, KVMY-TV, entered into a network affiliation and representation agreement with Lieberman Television, LLC, a Spanish-language television network currently known as “Estrella TV”.  Estrella TV programming is broadcasting in Las Vegas on a digital multi-channel;

•      On October 8, 2009, we commenced tender offers to purchase for cash any and all of the outstanding 3.0% Notes and 4.875% Notes.  The tender offer expired on November 5, 2009 and approximately $266.6 million and $106.5 million of the 3.0% Notes and 4.875% Notes, respectively, tendered.  During 2009, we also repurchased in the open market $50.7 million of our 3.0% Notes and $1.0 million of our 6.0% Debentures;

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

•      Contemporaneous with the issuance of the 9.25% Notes, we entered into a Bank Credit Agreement pursuant to an amendment and restatement of the 2006 Bank Credit Agreement;

•      On October 30, 2009, options were exercised to extend the affiliation agreements of the stations owned, programmed and/or to which we provide services that are affiliated with the CW for an additional year to expire on August 31, 2011;

•      On November 5, 2009 and November 6, 2009, S&P and Moody’s, respectively, issued revised ratings in response to our closing of the 9.25% Notes and entry into the Bank Credit Agreement;

•      On December 4, 2009 we entered into a one-year retransmission consent agreement with Time Warner for continued carriage of the signals of 34 stations owned and/or operated by us in 22 markets;

•      During 2009, we repurchased 1.5 million shares of Class A Common Stock for $1.5 million, including transaction costs;

•      During 2009, we recorded $164.2 million and $84.9 million related to our impairment of goodwill and broadcast licenses, respectively;

•      Our outsourcing agreements in WYZZ-TV in Peoria, Illinois and WUHF-TV in Rochester, New York with Nexstar Broadcasting are scheduled to terminate on April 1, 2010 and we have reached an agreement on renewal terms;

•      Market share survey results reflect that our stations’ share of the television advertising market in 2009 increased to 18.3%, from 17.8% in 2008; and

•      Excluding political, local revenues decreased 4.9% and national revenues decreased 17.5% during 2009 versus 2008 due to negative financial and economic conditions that severely impacted advertising spending levels particularly in the automotive sector.  However, production, selling and general and administrative expenses combined have decreased 9.5% over the same period primarily as a result of our cost control initiatives.

Other Events

•      On January 7, 2010, we entered into a one-year retransmission consent agreement with Mediacom for continued carriage of the signals of 22 stations owned and/or operated by us in 15 markets;

•      On January 26, 2010, we commenced tender offers to purchase for cash any and all of the outstanding 3.0% Notes and 4.875% Notes at 100% of the face value of such notes.  The tender offers expired on February 23, 2010 and approximately $12.3 million and $14.3 million of the 3.0% Notes and 4.875% Notes, respectively, were tendered;

•      Our ABC network affiliation agreements were scheduled to expire December 31, 2009.  We extended these affiliation agreements until March 31, 2010 while we continue negotiations.

•      On February 4, 2010, we entered into an agreement for carriage of THECOOLTV, a music video provider; and

•      On February 12, 2010, we entered into a network affiliation agreement with The CW to provide programming to KMYS-TV in San Antonio, Texas.  Effective September 1, 2010 KMYS-TV will switch networks from MyNetworkTV to The CW.

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

•      A number of other broadcasters, including Sinclair, have joined together in what is known as the Open Mobile Video Coalition to promote the development of mobile DTV applications.  We believe there is potential for broadcasters to create an additional revenue stream by providing their signals to mobile devices as well as through other multi-channel initiatives;

•      Retransmission consent rules provide a mechanism for broadcasters to seek payment from multi-channel video programming distributors (MVPDs) who carry broadcasters’ signals.  Recognition of the value of the programming content provided by broadcasters, including local news and other programming and network programming all in HD has generated increased local revenues;

•      Automotive-related advertising is a significant portion of our total net revenues in all periods presented and these revenues trended downward in 2008 and most of 2009 due to the recent economic turmoil.  However, a positive trend has begun for the sector in the fourth quarter of 2009 and into 2010 as of the date of this filing;

•      Many broadcasters are enhancing/upgrading their websites to use the internet to deliver rich media content, such as newscasts and weather updates, to attract advertisers;

•      Seasonal advertising increases in the second and fourth quarters due to the anticipation of certain seasonal and holiday spending by consumers, although this trend was disrupted in 2009 due to the recession;

•      Broadcasters have found ways to increase returns on their news programming initiatives while continuing to maintain locally produced content through the use of news sharing arrangements;

•      Station outsourcing arrangements are becoming more common as broadcasters seek out ways to improve revenues and margins;

•      Advertising revenue related to the Olympics occurs in even numbered years and the Super Bowl is aired on a different network each year.  Both of these popularly viewed events can have an impact on our advertising revenues; and

•      Compensation from networks to their affiliates in exchange for broadcasting of network programming has essentially halted.  Networks may begin to ask for compensation from broadcasters for the use of network programming.  Certain networks have already begun this process.

Sources of Revenues and Costs

Our operating revenues are derived from local and national advertisers and, to a much lesser extent, from political advertisers.  From 2006 to 2009, we began to generate new local revenues from our retransmission consent agreements.  Our revenues from local advertisers had seen a continued upward trend until 2008 when non-political revenues fell from 2007 due to the economic recession.  Further deterioration of advertising revenues occurred in 2009.  Revenues from national advertisers have continued to trend downward when measured as a percentage of total broadcast revenues.  We believe this trend is the result of our focus on increasing local advertising revenues as a percentage of total advertising revenues, combined with a decrease in overall spending by national advertisers and an increase in the number of competitive media outlets providing national advertisers multiple alternatives in which to advertise their goods or services.  Our efforts to mitigate the effect of these increasingly competitive media outlets for national advertisers include continuing our efforts to increase local revenues and developing innovative sales and marketing strategies to sell traditional and non-traditional services to our advertisers including the success of multi-channel digital initiatives together with mobile DTV.  In addition, our revenue success is dependent on the success and advertising spending levels of the automotive industry.

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

Valuation of Goodwill, Long-Lived Assets, Intangible Assets and Equity and Cost Method Investments.  We periodically evaluate our goodwill, broadcast licenses, long-lived assets, intangible assets and equity and cost method investments for potential impairment indicators.  Our judgments regarding the existence of impairment indicators are based on estimated future cash flows, market conditions, operating performance of our stations and legal factors.  Future events could cause us to conclude that impairment indicators exist and that the net book value of long-lived assets, intangible assets and equity and cost method investments is impaired.  Any resulting impairment loss could have a material adverse impact on our consolidated balance sheets and consolidated statements of operations.

We have determined our broadcast licenses to be indefinite-lived intangible assets in accordance with the accounting guidance for goodwill and other intangible assets, which requires such assets along with our goodwill to be tested for impairment on an annual basis or more often when certain triggering events occur.  As of December 31, 2009, we had $660.0 million of goodwill, $52.0 million in broadcast licenses, and $193.4 million in definite-lived intangibles.  We test our broadcast licenses and broadcast goodwill by estimating the fair market value of the broadcast licenses, or the fair value of our reporting units in the case of goodwill, using a combination of quoted market prices, observed earnings/cash flow multiples paid for comparable television stations, discounted cash flow models and appraisals.  We then compare the estimated fair market value to the book value of these assets to determine if an impairment exists.  We aggregate our stations by market for purposes of our goodwill and license impairment testing and we believe that our markets are most representative of our broadcast reporting units because we view, manage and evaluate our stations on a market basis.  Furthermore, in our markets operated as duopolies, certain costs of operating the stations are shared including the use of buildings and equipment, the sales force and administrative personnel.  Our discounted cash flow model is based on our judgment of future market conditions within each designated marketing area, as well as discount rates that would be used by market participants in an arms-length transaction.  Future events could cause us to conclude that market conditions have declined or discount rates have increased to the extent that our broadcast licenses and/or goodwill could be impaired.  Any resulting impairment loss could have a material adverse impact on our consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows.  Based on assessments performed during the years ended December 31, 2009 and 2008, we recorded $249.8 million and $463.9 million, respectively, in impairment losses on our goodwill, broadcast licenses and other assets.  The impairment charge taken in 2008 was primarily due to the severe economic downturn during the fourth quarter, and as a result, we made downward revisions to forecasted cash flow, cash flow multiples and growth rates.  Of the $249.8 million in impairment recorded in 2009, we recorded $130.1 million in the first quarter of 2009.  We performed an interim impairment test in the first quarter of 2009 due to the severe economic downturn and continued decrease in our market capitalization.  Accordingly, we made further revisions to our forecasted cash flows, cash flow multiples, and discount rates.  The impairment charge taken during the fourth quarter of 2009 was primarily due to the continued deterioration of the economy which resulted in further decreases in our forecasted cash flow and increases in our discount rates.  There was no impairment recorded for the year ended December 31, 2007.

The implied value of our broadcast goodwill is calculated using a discounted cash flow model for 4 years and estimating the terminal value of the reporting units using a multiple of cash flows.   The value of our broadcast licenses is calculated using a discounted cash flow model for eight years and estimating the terminal value based on the constant growth model and a compound annual growth rate.

The key assumptions used to determine the fair value of our reporting units to test our goodwill for impairment and to determine the fair value of our broadcast licenses consist of discount rates, revenue and expense growth rates, constant growth rates and comparable business multiples.  The revenue and expense growth rates used in our goodwill impairment testing and the revenue, expense and constant growth rates used in determining the fair value of our broadcast licenses are relatively comparable from 2008 to 2009.  However, the baseline cash flows to which these growth rates were applied decreased due to the continued deterioration of the economy.  The growth rates are based on market studies, industry knowledge and historical performance.

The discount rates used to determine the fair value of our reporting units to test our goodwill for impairment and to determine the fair value of our broadcast licenses have increased from 2008 to 2009.  The discount rate is based on a number of factors including market interest rates, a weighted average cost of capital analysis based on the target capital structure for a television station, and includes adjustments for market risk and company specific risk.  The increase in the discount rate is primarily due to a more heavily weighted cost of equity in 2009 as well as an increase in the general cost of equity.

The comparable business multiple used to determine the fair value of our reporting units to test our goodwill for impairment has decreased slightly from 2008 to 2009.  It is an estimate of the multiple that would most likely be paid for a mature, cash flowing television station in the current marketplace.  The decrease in the multiple is primarily due to the continued deterioration in the economy.

As of December 31, 2009, none of our reporting units tested for goodwill impairment had fair values in excess of the carrying value where the excess was less than 10% of the carrying value.

For the year ended December 31, 2009, an increase in our discount rate of 10% would increase our goodwill impairment by $4.9 million and a decrease in our multiple of 10% would increase our goodwill impairment by $9.0 million.  An increase in our discount rate of greater than 26% or a decrease in our multiple of greater than 14% would likely change the number of reporting units that would fail our Step 1 test for goodwill impairment and could lead to additional amounts of goodwill impairment.

When factors indicate that there may be a decrease in value of an equity or cost method investment, we assess that investment and determine whether a loss in value has occurred.  If that loss is deemed to be other than temporary an impairment loss is recorded accordingly.  For any investments that indicate a potential impairment, we estimate the fair value of those investments using discounted cash flow models, unrelated third party valuations or industry comparables, based on the various facts available to us.

Revenue Recognition.  Advertising revenues, net of agency commissions, are recognized in the period during which commercials are aired.  All other revenues are recognized as services are provided.  The revenues realized from station barter arrangements are recorded as the programs are aired at the estimated fair value of the advertising airtime given in exchange for the program rights.

Our retransmission consent agreements contain both advertising and retransmission consent elements that are paid in cash.  We have determined that our agreements are revenue arrangements with multiple deliverables.  Advertising and retransmission consent deliverables sold under our agreements are separated into different units of accounting based on fair value.   Revenue applicable to the advertising element of the arrangement is recognized consistent with the advertising revenue policy noted above.  Revenue applicable to the retransmission consent element of the arrangement is recognized ratably over the life of the agreement.

Allowance for Doubtful Accounts.  We maintain an allowance for doubtful accounts for estimated losses resulting from extending credit to our customers that are unable to make required payments.  If the economy and/or the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  For example, a 10% increase in the balance of our allowance for doubtful accounts as of December 31, 2009, would increase bad debt expense by approximately $0.3 million.  The allowance for doubtful accounts was $2.9 million and $3.3 million as of December 31, 2009 and 2008, respectively.

Program Contract Costs.  We have agreements with distributors for the rights to televise programming over contract periods, which generally run from one to seven years.  Contract payments are made in installments over terms that are generally equal to or shorter than the contract period.  Each contract is recorded as an asset and a liability at an amount equal to its gross cash contractual commitment when the license period begins and the program is available for its first showing.  The portion of program contracts which become payable within one year is reflected as a current liability in the consolidated balance sheets. As of December 31, 2009 and 2008, we recorded $60.2 million and $83.3 million, respectively, in program contract assets and $140.4 million and $172.7 million, respectively, in program contract liabilities.

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

Income Tax.  We recognize deferred tax assets and liabilities based on the differences between the financial statements carrying amounts and the tax bases of assets and liabilities.  As of December 31, 2009 and 2008, we recorded $7.3 million and $9.0 million, respectively, in deferred tax assets and $177.2 million and $204.1 million, respectively, in deferred tax liabilities.  We provide a valuation allowance for deferred tax assets if we determine, based on the weight of available evidence, that it is more likely than not that some or all of the deferred tax assets will not be realized.  As of December 31, 2009, valuation allowances have been provided for a substantial amount of our available state net operating losses.  Management periodically performs a comprehensive review of our tax positions and accrues amounts for tax contingencies.  Based on these reviews, the status of ongoing audits and the expiration of applicable statute of limitations, accruals are adjusted as necessary in accordance with income tax accounting guidance.

Recent Accounting Pronouncements

In December 2007, the FASB issued new accounting guidance that requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity.  The amount of net income attributable to the noncontrolling interest is included in consolidated net income on the face of the statement of operations.  Changes in a parent’s ownership interest that result in deconsolidation of a subsidiary will result in the recognition of a gain or loss in net income when the subsidiary is deconsolidated.  The guidance also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.  The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  We applied the requirements of this guidance retrospectively to our consolidated financial statements.  This guidance resulted in a change to the presentation of loss attributable to noncontrolling interest and net income (loss) attributable to Sinclair Broadcast Group on the face of the income statement and the disclosure of noncontrolling interest contributions and distributions in the statement of cash flows.

In May 2008, the FASB issued new accounting guidance that requires issuers of convertible debt instruments that may be settled in cash upon conversion to account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  Issuers were required to determine the carrying value of just the liability portion of the debt by measuring the fair value of a similar liability (including any embedded features other than the conversion option) that does not have an associated equity component.  The excess of the initial proceeds received from the debt issuance and the fair value of the liability component are recorded as a debt discount with the offset recorded to equity.  The discount is amortized to interest expense using the interest method over the life of a similar liability that does not have an associated equity component.  Transaction costs incurred with third parties shall be allocated between the liability and equity components in proportion to the allocation of proceeds and accounted for as debt issuance costs and equity issuance costs, respectively, with the debt issuance costs amortized to interest expense.  This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  In 2009, we recorded the impact of this guidance retrospectively by recording additional interest expense on our 3.0% Notes related to the amortization of the debt discount and deferred financing costs of approximately $9.9 million and $6.4 million for the years ended December 31, 2008 and 2007, respectively.  The amortization of the debt discount will create additional noncash interest expense in 2010, however we expect this interest to be minimal as we expect to redeem the remaining 3.0% Notes in May 2010.

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

In June 2009, the FASB issued amended guidance on the consolidation of variable interest entities.  The intent of this guidance is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements.  The new guidance will require us to perform ongoing reassessments of whether we are the primary beneficiary of a variable interest entity.  This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  We have not determined the impact that this guidance will have on our consolidated financial statements.

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

RESULTS OF OPERATIONS

In general, this discussion is related to the results of our continuing operations, except for discussions regarding our cash flows (which also include the results of our discontinued operations).  Unless otherwise indicated, references in this discussion to 2009, 2008 and 2007 are to our fiscal years ended December 31, 2009, 2008 and 2007, respectively.  Additionally, any references to the first, second, third or fourth quarters are to the three months ended March 31, June 30, September 30 and December 31, respectively, for the year being discussed.   During 2008, we determined we have two reportable segments, “broadcast” and “other operating divisions” that are disclosed separately from our corporate activities.  We have restated prior period information to reflect FASB accounting guidance related to convertible debt instruments that may be settled in cash conversion and guidance for the recognition of noncontrolling interest in our consolidated financial statements.  See the Recent Accounting Pronouncements section in the Notes to our Consolidated Financial Statements for more information.

BROADCAST SEGMENT

Operating Data

The following table sets forth certain of our operating data from continuing operations for the years ended December 31, 2009, 2008 and 2007 (in millions).  For definitions of terms, see the footnotes to the table in Item 6. Selected Financial Data.

	Years Ended December 31,
	2009	2008	2007
Net broadcast revenues	$554.6	$639.2	$622.6
Revenues realized from station barter arrangements	58.2	59.9	61.8
Other operating divisions revenues	43.7	55.4	33.7
Total revenues	656.5	754.5	718.1
Station production expenses	142.4	159.0	148.7
Station selling, general and administrative expenses	122.8	136.1	140.0
Expenses recognized from station barter arrangements	48.1	53.3	55.7
Depreciation and amortization	138.4	147.6	157.2
Gain on asset exchange	(4.9)	(3.2)	—
Other operating divisions expenses	45.5	60.0	33.0
Corporate general and administrative expenses	25.6	26.3	24.3
Impairment of goodwill and broadcast licenses	249.8	463.9	—
Operating (loss) income	$(111.2)	$(288.5)	$159.2
Net (loss) income attributable to Sinclair Broadcast Group	$(135.7)	$(246.5)	$19.0

Broadcast Revenues

The following table presents our revenues from continuing operations, net of agency commissions, for the three years ended December 31, 2009, 2008 and 2007 (in millions):

				Percent Change
	2009	2008	2007	’09 vs. ‘08	’08 vs. ‘07
Local revenues:
Non-political	$410.2	$431.4	$431.2	(4.9)%	0.1%
Political	2.3	11.0	1.3	(a)	(a)
Total local	412.5	442.4	432.5	(6.8)%	2.3%
National revenues:
Non-political	137.5	166.7	186.4	(17.5)%	(10.6)%
Political	4.6	30.1	3.7	(a)	(a)
Total national	142.1	196.8	190.1	(27.8)%	3.5%
Total net broadcast revenues	$554.6	$639.2	$622.6	(13.2)%	2.7%

(a)          Political revenue is not comparable from year to year due to the cyclicality of elections.  See Political Revenues below for more information.

Our largest categories of advertising and their approximate percentages of 2009 net time sales, which includes the advertising portion of our local and national revenues, were professional services (15.9%), automotive (15.2%), schools (8.1%), fast food (7.4%), paid programming (6.0%) and retail-department stores (5.4%).  No other advertising category accounted for more than 5.0% of our net time sales in 2009.  No advertiser accounted for more than 1.0% of our consolidated revenue in 2009.  We conduct business with thousands of advertisers.

Our primary types of programming and their approximate percentages of 2009 net time sales were syndicated programming (41.1%), network programming (25.7%), news (17.1%), direct advertising programming (8.3%) and sports programming (7.8%).

From a network affiliate perspective, the following table sets forth our affiliate percentages of net time sales for the years ended December 31, 2009 and 2008:

	# of	Percent of Net Time Sales for the Twelve Months Ended December 31,		Net Time Sales Percent Change
	Stations	2009	2008	’09 vs. ‘08	’08 vs. ‘07
FOX	20	45.0%	44.6%	(19.0)%	3.8%
ABC	9	20.0%	21.6%	(25.6)%	1.4%
MyNetworkTV	17	18.9%	17.5%	(13.1)%	(3.8)%
The CW	9	12.4%	12.8%	(22.0)%	(5.0)%
CBS	2	2.8%	2.7%	(16.9)%	37.2%
NBC	1	0.7%	0.7%	(21.9)%	8.3%
Digital (a)	5	0.2%	0.1%	22.3%	(28.6)%
Total	63

(a)             We broadcast programming on a second digital signal as follows: Three television stations are broadcasting MyNetworkTV programming and thisTV, independent programming; one television station is broadcasting Estrella TV, a Spanish-language television network; and one television station is broadcasting thisTV on a second digital signal.

Net Broadcast Revenues.  From a revenue category standpoint, 2009 when compared to 2008 was impacted by decreases in virtually all of the advertising sectors.  However, during the later half of the year, we did see a positive trend in increased advertising spending which continued through the end of the year.  Services was our largest category in 2009; however, during the fourth quarter we began to see a trend back towards the historical norm of automotive advertising representing our largest category as automotive dealers and manufacturers increased spending.  During 2009, automotive revenues were helped by the government’s “Cash for Clunkers” program, however, our net times sales from the automotive sector were still down 33.6% for 2009 compared to 2008.

From 2007 to 2008, non-political local revenues remained static while non-political national revenues decreased.  Revenues were affected by negative financial and economic conditions, especially in the latter part of 2008, which resulted in smaller advertising budgets.  The negative economic effects were partially offset by favorable increases in revenues from retransmission consent agreements, revenues related to our 2008 acquisition of KFXA-TV in Cedar Rapids, Iowa and KGAN-TV which was previously accounted for as an outsourcing agreement and FOX’s broadcasting of the Super Bowl in 2008.

Political Revenues. Political revenues, which include time sales from political advertising, decreased by $34.2 million to $6.9 million for 2009 when compared to 2008.  Political revenues are typically lower in non-election years such as 2009 and were especially robust in 2008 because of the presidential election.  In 2009, however, we earned political revenue related to health care and state-related issues.  With the absence of an election year, 2007 political revenues were only $5.0 million.  Accordingly, we expect political revenues to increase in 2010 from 2009 levels.

Local Revenues.  Excluding political revenues, our local broadcast revenues which include local times sales, retransmission revenues, network compensation and other local revenues, were down $21.2 million for 2009, compared to 2008.  This decrease was primarily due to negative financial and economic conditions which impeded 2009 advertising spending levels, as well as, a decrease due to a change in networks for the Super Bowl programming from FOX to NBC.  These decreases were offset by an increase in revenues from retransmission consent agreements with MVPDs.  During the fourth quarter, we did begin to see favorable trends in advertising spending.  Excluding political revenues, our local broadcast revenues were down $0.2 million for 2008, compared to 2007.  The end of 2008 was also impacted by negative financial and economic conditions.  This decrease was offset by an increase in revenues from retransmission consent agreements with MVPDs.

National Revenues.  Excluding political revenues, our national broadcast revenues, which include national time sales and other national revenues, were down $29.2 million for 2009, when compared to 2008.  This decrease was partially due to negative financial and economic conditions which impeded 2009 advertising spending levels.  Excluding political revenues, our national broadcast revenues were down $19.7 million for 2008 when compared to 2007.  Over the past few years, national revenues have trended downwards.  We believe this trend represents a shift in the way national advertising dollars are being spent and we believe this trend will continue in the future.  Advertisers in major categories are shifting significant portions of their advertising budgets away from spot television into non-traditional media, in-store promotions and product placement in network shows.  Automotive decreases were due to automotive companies reducing 2009 advertising budgets as a result of the extreme detrimental market conditions in their industry as well as the overall economy and shifting advertising to specific markets.

Broadcast Expenses

The following table presents our significant operating expense categories for the three years ended December 31, 2009, 2008 and 2007 (in millions):

				Percent Change (Increase/(Decrease))
	2009	2008	2007	’09 vs. ‘08	’08 vs. ‘07
Station production expenses	$142.4	$159.0	$148.7	(10.4)%	6.9%
Station selling, general and administrative expenses	$122.8	$136.1	$140.0	(9.8)%	(2.8)%
Amortization of program contract costs and net realizable value adjustments	$73.1	$84.4	$96.4	(13.4)%	(12.4)%
Corporate general and administrative expenses	$8.6	$7.3	$6.3	17.8%	15.9%
Gain on asset exchange	$4.9	$3.2	$—	53.1%	100.0%
Impairment of goodwill and broadcast licenses	$249.6	$462.3	$—	(46.0)%	100.0%

In general, we have continued to put cost cutting initiatives into action including reductions in staffing levels, which have resulted in overall decreases to our station expenses when compared to the prior year.

Station production expenses.  Station production expenses for 2009 decreased compared to 2008. This decrease was primarily due to lower compensation expense of $5.8 million.  Electric expenses decreased $4.0 million in 2009 compared to 2008 due to the digital signal conversion in June 2009, resulting in the reduction of analog transmission electricity cost.  Additionally, promotional advertising was lower by $3.6 million related to our revised media spending plan.  When appropriate, we have made an effort to reduce cash outlays for expenses by utilizing trade transactions.

Station production expenses for 2008 increased compared to 2007.  In February 2008, we acquired KFXA-TV in Cedar Rapids and KFXA-TV discontinued operating KGAN-TV, our other Cedar Rapids station, under an outsourcing agreement.  As a result, our station production expenses increased $4.3 million.  Additionally, compensation expense increased $6.3 million, rating service fees increased $1.5 million primarily due to contract renegotiations and electric expenses increased $0.7 million due to higher electricity market rates.  These increases were partially offset by a decrease of costs related to our LMAs and outsourcing agreements of $0.7 million due to lower payments to our outsourcing partners caused by reduced station performance in 2008.

Station selling, general and administrative expenses.  Station selling, general and administrative expenses decreased for 2009 compared to 2008.  This decrease was primarily due to lower compensation expense of $2.9 million and local commissions and national rep commissions savings of $5.5 million and $3.7 million, respectively, due to lower revenues in 2009 compared to 2008.

Station selling, general and administrative expenses decreased for 2008 compared to 2007.   This decrease was primarily due to decreases in compensation expense of $5.8 million, local commissions of $1.1 million due to fewer account executives, and decreased bad debt expense of $0.8 million due to improved collection efforts.  These decreases were partially offset by additional costs of $2.8 million related to Cedar Rapids and an increase in health care costs of $1.0 million due to higher health care payments related to higher claims.

We expect 2010 station production and station selling, general and administrative expenses, excluding barter, to trend higher than our 2009 results.

Amortization of program contract costs and net realizable value adjustments.  The amortization of program contract costs decreased during 2009 compared to 2008 and 2008 compared to 2007 primarily due to a decrease in write-downs of our program contract costs and program amortization.  Write downs of our program contract costs were $2.6 million, $9.4 million and $17.2 million during 2009, 2008 and 2007, respectively. In the past few years, we have seen a move to less expensive barter and short-term program contracts which result in lower contract cost amortization.  We expect program contract amortization to trend lower in 2010 compared to 2009.

Corporate general and administrative expenses.  Corporate general and administrative expenses allocated to the broadcast segment include, among other things, corporate departmental compensation expenses, health and other insurance, rent, communication, consulting fees, legal fees and strategic development initiatives.  Broadcast segment departments include finance, technology, sales and traffic, engineering, operations and purchasing. Corporate general and administrative expenses increased during 2009 compared to 2008 primarily due to higher health care costs.  Corporate general and administrative expenses increased during 2008 compared to 2007 primarily due to compensation expense.

We expect corporate overhead expenses to increase in 2010 compared to 2009.

Gain on asset exchange.  During 2009 and 2008, we recognized a non-cash gain of $4.9 million and $3.2 million, respectively, from the exchange of equipment under agreements with Sprint Nextel Corporation and in association with the FCC’s decision to allow Sprint Nextel Corporation to utilize our vacated analog spectrum in exchange for the new digital equipment.

Impairment of goodwill, broadcast licenses and other assets.  Due to the severity of the economic downturn and the decrease of our market capitalization, we tested our goodwill and broadcast licenses for impairment during the first quarter of 2009.  We also completed our annual test of goodwill and broadcast licenses for impairment in fourth quarter 2009, 2008 and 2007.  See Note 4. Goodwill, Broadcast Licenses and Other Intangible Assets, in the Notes to our Consolidated Financial Statements.  During 2009, we recorded impairments of $164.2 million and $80.4 million related to our goodwill and broadcast licenses, respectively.  During 2008, we recorded impairments of $270.4 million and $191.8 million related to our goodwill and broadcast licenses, respectively.  No impairment was recorded in 2007.

OTHER OPERATING DIVISIONS SEGMENT REVENUE AND EXPENSE

The following table presents our other operating divisions segment revenue and expenses related to G1440 Holdings, Inc. (G1440), an information technology staffing, consulting and software development company; Acrodyne Communications, Inc. (Acrodyne), a manufacturer of television transmissions systems, Triangle Signs & Services, LLC (Triangle), a sign designer and fabricator, Alarm Funding Associates, LLC. (Alarm Funding), a regional security alarm operating and bulk acquisition company, and real estate ventures for the years ended December 31, 2009, 2008, and 2007 (in millions):

	For the years ended December 31,			Percent Change
	2009	2008	2007	’09 vs. ‘08	’08 vs. ‘07
Revenues:
G1440	$6.7	$10.9	$9.4	(38.5)%	16.0%
Acrodyne	$4.2	$7.7	$4.4	(45.5)%	75.0%
Triangle	$20.4	$28.9	$19.2	(29.4)%	50.5%
Alarm Funding	$6.7	$2.7	$0.1	148.1%	2,600.0%
Real Estate Ventures	$5.7	$5.2	$0.6	9.6%	766.7%

Expenses: (a)
G1440	$8.5	$11.4	$9.9	(25.4)%	15.2%
Acrodyne	$6.8	$9.5	$6.3	(28.4)%	50.8%
Triangle	$20.6	$27.0	$16.9	(23.7)%	59.8%
Alarm Funding	$5.8	$2.9	$0.1	100.0%	2,800.0%
Real Estate Ventures	$8.4	$13.6	$1.3	(38.2)%	946.2%

(a)                                  Comprises total expenses of the entity including other operating divisions expenses, depreciation and amortization and applicable other income (expense) items such as interest expense.

G1440 and Acrodyne continued to have lower revenues and expenses due to a decline in demand for their products and services throughout 2009.  G1440 was sold in fourth quarter 2009 and Acrodyne closed its business September 30, 2009, which further resulted in decreased revenues and expenses for the year.

The increases in Alarm Funding’s results are primarily due to the acquisition of new alarm monitoring contracts and the expansion of sales efforts.  The decreases in Triangle’s 2009 results are primarily due to a decline in order volume driven by the economic downturn particularly in the retail sector.

Due to the continued weakening of the real estate market, we have seen a delay in revenue growth from both our consolidated and unconsolidated (noted below) real estate ventures.  As of December 31, 2009, we held $52.0 million of real estate for development and sale and $52.3 million in equity method investments in real estate ventures.

Income (Loss) from Equity and Cost Method Investments.  Results of our equity and cost method investments in private investment funds and real estate ventures are included in income (loss) from equity and cost method investments in our consolidated statements of operations.  During 2009, we recorded income of $0.4 million primarily related to certain private investment funds.  During 2008, we recorded a loss of $1.0 million related to certain private investment funds and a loss of $2.8 million related to our real estate ventures.  The losses were partially offset by a distribution of $0.7 million from a direct investment in a privately held small business.  During 2007, we recorded income of $0.5 million related to certain private investment funds.  This income was offset by an impairment of $1.0 million related to one of our direct investments in a privately held small business.

CORPORATE AND UNALLOCATED EXPENSES

				Percent Change (Increase/(Decrease))
	2009	2008	2007	’09 vs. ‘08	’08 vs. ‘07
Corporate general and administrative expenses	$16.0	$17.7	$17.3	(9.6)%	2.3%
Interest expense	$78.5	$86.6	$101.7	(9.4)%	(14.8)%
Gain (loss) from extinguishment of debt	$18.5	$5.5	$(30.7)	236.4%	117.9%
Income tax benefit (provision)	$32.5	$121.4	$(16.2)	(73.2)%	849.4%

Corporate general and administrative expenses. Unallocated corporate general and administrative expenses represent the costs to operate our corporate headquarters location.  Corporate departments include executive, treasury, accounting, human resources, corporate relations and legal.

Corporate general and administrative expenses decreased during 2009 when compared to 2008 primarily due to lower compensation expense including stock based awards of $1.7 million due to cost cutting efforts.

We expect corporate general and administrative expenses to increase in 2010 compared to 2009.

Interest expense.  Interest expense has been decreasing since 2004, primarily due to debt refinancings we have undertaken.  A continued decrease in LIBOR lowered interest expense in 2009 on our Revolving Credit Facility and Term Loans under our Bank Credit Agreement. In addition, open market purchases during the first half of 2009 of our 6.0% Debentures, 4.875% Notes and 3.0% Notes and partial extinguishment of the 3.0% Notes and 4.875% Notes pursuant to tender offers closed in fourth quarter 2009 lowered interest expense in 2009.  In fourth quarter 2009, as part of a comprehensive debt refinancing, we issued new 9.25% Notes and an amended and restated our Bank Credit Agreement (discussed below in Liquidity and Capital Resources).  We expect interest expense to increase in 2010 compared to 2009.  The decrease in interest expense in 2008 compared to 2007 was primarily due to the partial redemption of the 8.0% Notes, 6.0% Debentures, and 4.875% Notes and a decrease in LIBOR, which lowered interest expense on our Revolving Credit Facility and Term Loans.

Gain from extinguishment of debt.  Pursuant to tender offers, we redeemed $266.6 million and $106.5 million face value of the 3.0% Notes and 4.875% Notes, respectively, resulting in a gain of $0.4 million and $0.2 million, respectively, from extinguishment of debt.  We repurchased, in the open market, $1.0 million face value of the 6.0% Debentures and $50.7 million face value of the 3.0% Notes, resulting in a gain of $0.4 million and $18.5 million, respectively from extinguishment of debt.

During 2008, we repurchased, in the open market, $38.7 million face value of the 8.0% Notes, $18.1 million face value of the 6.0% Debentures and $6.5 million face value of the 4.875% Notes, resulting in a gain of $5.5 million from extinguishment of debt.

During 2007, we partially redeemed $354.9 million face value of the 8.0% Notes and redeemed $307.4 million face value of 8.75% Senior Subordinated Notes, due 2011 (the 8.75% Notes), resulting in a loss of $30.7 million from extinguishment of debt.

Income tax (provision) benefit.  The 2009 income tax benefit for our pre-tax loss from continuing operations (including the effects of the noncontrolling interest) of $168.1 million resulted in an effective tax rate of 19.3%.  The 2008 income tax benefit for our pre-tax loss from continuing operations (including the effects of the noncontrolling interest) of $367.8 million resulted in an effective tax rate of 33.0%.  The decrease in the effective tax rate benefit from 2008 to 2009 is primarily attributable to more impairments in 2009 relating to assets that are not deductible for income tax purposes.

As of December 31, 2009, we had a net deferred tax liability of $169.9 million as compared to a net deferred tax liability of $195.0 million as of December 31, 2008.  The decrease primarily relates to: 1) a decrease in net deferred tax liabilities associated with book and tax differences attributable to the amortization and impairment of intangible and FCC license assets and 2) an increase in deferred tax assets associated with the generation of 2009 federal net operating losses; partially offset by an increase in deferred tax liabilities associated with book and tax differences attributable to contingent convertible debt instruments.

The 2008 income tax benefit for our pre-tax loss from continuing operations (including the effects of the noncontrolling interest) of $367.8 million resulted in an effective tax rate of 33.0%.  The 2007 income tax provision for our pre-tax income from continuing operations of $32.9 million resulted in an effective tax rate of 49.2%.  The decrease in the absolute value of the effective tax rate from 2007 to 2008 is primarily attributable to a number of discrete items driving the 2007 income tax provision.

As of December 31, 2008, we had a net deferred tax liability of $195.0 million as compared to a net deferred tax liability of $315.3 million as of December 31, 2007.  The decrease primarily relates to a decrease in net deferred tax liabilities associated with book and tax differences attributable to the amortization and impairment of intangible and FCC license assets.

As of December 31, 2009, we had $26.1 million of gross unrecognized tax benefits.  Of this total, $15.0 million (net of federal effect on state tax issues) and $6.8 million (net of federal effect on state tax issues) represent the amounts of unrecognized tax benefits that, if recognized, would favorably affect our effective tax rates from continuing operations and discontinued operations, respectively.  As of December 31, 2008, we had $26.1 million of gross unrecognized tax benefits.  Of this total, $14.7 million (net of federal effect on state tax issues) and $6.9 million (net of federal effect on state tax issues) represent the amounts of unrecognized tax benefits that, if recognized, would favorably affect our effective tax rates from continuing operations and discontinued operations, respectively. See Note 9. Income Taxes in the Notes to our Consolidated Financial Statements for further information.

We recognized $1.1 million and $1.4 million of income tax expense for interest related to uncertain tax positions for the years ended December 31, 2009 and 2008, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2009, we had $23.2 million in unrestricted cash and cash equivalent balances and working capital of approximately $23.1 million.  Cash generated by our operations and availability under the Revolving Credit Facility are used as our primary source of liquidity.  As of December 31, 2009, we had $135.9 million of borrowing capacity available on our Revolving Credit Facility.  We anticipate that cash flow from our operations and borrowing capacity under the Revolving Credit Facility will be sufficient to satisfy our debt service obligations, capital expenditure requirements, working capital needs and certain committed strategic investments.

On October 8, 2009, we commenced tender offers to purchase for cash any and all of the outstanding 3.0% Notes and 4.875% Notes at a purchase price of $980 per $1,000 principal amount, plus accrued and unpaid interest, to, but excluding, the settlement date. The tender offers expired on November 5, 2009.  The tender offers were conditioned on, among other things, receipt of sufficient proceeds from the unregistered, private placement of the 9.25% Notes discussed below, to fund the tender offers and an amendment of our 2006 Bank Credit Agreement to allow the issuance of the 9.25% Notes.  Approximately $266.6 million and $106.5 million principal amount of the 3.0% Notes and 4.875% Notes, respectively, were tendered and purchased.

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

The net proceeds from the offering of the 9.25% Notes were used to fund the tender offers for our 3.0% Notes and 4.875% Notes, to pay amounts outstanding under the 2006 Bank Credit Agreement and to pay fees and expenses related to the amendment and restatement of the 2006 Bank Credit Agreement, as discussed below, and the transactions we entered into, as contemplated by the non-binding Memorandum of Understanding (the MOU) with Cunningham Broadcasting Corporation (Cunningham) discussed in Note 11, Related Party Transactions in the Notes to our Consolidated Financial Statements.  We held $435.5 million of the net proceeds from the offering in a cash collateral account until November 9, 2009 when $265.1 million and $106.0 million were released to fund the purchase of a portion of the 3.0% Notes and 4.875% Notes, respectively, pursuant to the tender offers.  As of December 31, 2009, we held $64.4 million in a restricted cash collateral account to be used to repurchase the 3.0% Notes or 4.875% Notes remaining after consummation of the tender offers, prior to or upon exercise of the put rights by the holders of such notes in May 2010 and January 2011, respectively.  Any unused funds held in the cash collateral account will be released to us to be used for general corporate purposes.

Concurrently with the closing of the offering of the 9.25% Notes, we entered into a new Bank Credit Agreement (the Bank Credit Agreement) by amending and restating the 2006 Bank Credit Agreement.  The final terms of the Bank Credit Agreement are set forth below.  The closing of the offering and the consummation of the tender offers were both conditioned upon closing of the Bank Credit Agreement.  The Bank Credit Agreement includes the following facilities:

•                  A new six-year term loan facility (Term Loan B) of $330.0 million, the net proceeds of which were used to prepay the outstanding term loans and a portion of the Revolving Credit Facility under the Bank Credit Agreement.  The Term Loan B initially bears interest at LIBOR plus 4.50% with a 2.0% LIBOR floor and principal amortizes at a rate of 0.25% per quarter commencing on March 31, 2011, continuing until the scheduled final payment on October 29, 2015 with 95.25% due at maturity or upon earlier termination of the Term Loan B pursuant to the terms in the Bank Credit Agreement.  We have the right to prepay the Term Loan B at any time without prepayment penalty.

•                  An amended and restated Revolving Credit Facility under which, $60.5 million in prior commitments remained in place under the prior pricing, which as of December 31, 2009 was LIBOR plus 1.25% and will mature June 2011.  In addition, $75.4 million in prior commitments were extended until December 31, 2013 at an initial December 31, 2009 price of LIBOR plus 4.00% with a 2.0% LIBOR floor.  We have the right to prepay the Revolving Credit Facility at any time without prepayment penalty.

•                  Provision for one or more incremental term loans, which may be drawn upon from time to time to meet working capital needs.

On January 26, 2010, we commenced tender offers to purchase for cash any and all of the outstanding 3.0% Notes and 4.875% Notes at 100% of the face value of such notes.  The tender offers expired February 23, 2010 and approximately $12.3 million and $14.3 million principal amount of the 3.0% Notes and 4.875% Notes, respectively, were tendered and purchased.

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

Debt Ratings

Our ability to finance working capital needs, capital expenditures and general corporate needs from the public and private markets, as well as the associated cost of funding is dependent, in part, on our credit ratings.  As of the filing date, our credit ratings, as assigned by Moody’s Investor Services (Moody’s) and Standard & Poor’s Ratings Services (S&P) were:

	Moody’s	S&P
Corporate Credit	B2	B
Senior Subordinated Notes	Caa1	CCC+
4.875% and 3.0% Notes	Caa1 (a)	CCC+ (b)
9.25% Notes	B2	B-
Bank Credit Agreement	Ba2	BB-

(a)          The 3.0% Notes have not been rated by Moody’s; this rating reflects the rating for the 4.875% Notes.

(b)         The 4.875% Notes have not been rated by S&P; this rating reflects the rating for the 3.0% Notes.

Cunningham Bank Credit Facility

Cunningham, one of our consolidated VIEs, held a $33.5 million term loan facility originally entered into on March 20, 2002, with an unrelated third party.  Primarily all of Cunningham’s assets are collateral for its term loan facility, which is non-recourse to us.  On June 5, 2009, the administrative agent under Cunningham’s bank credit facility declared an event of default under the facility for failure to timely deliver certain annual financial statements as required.  As of such date, a rate of interest of LIBOR plus 5%, which rate includes a 2% default rate of interest, was instituted on all outstanding borrowings under the Cunningham bank credit facility.  On June 30, 2009, the default was waived and the termination date of the Cunningham bank credit facility was extended to July 31, 2009, subject to certain conditions, including maintaining the default interest rate.  On July 31, 2009, the Cunningham bank credit facility was further extended to October 30, 2009. The extension required that Cunningham make $0.2 million principal payments on its term loan facility as of the first day of each of August, September and October with the balance due on October 30, 2009.  To avoid any potential bankruptcy of Cunningham, the lenders under Cunningham’s existing credit facility indicated their willingness to replace such credit facility with a new credit facility, which was conditioned upon Cunningham’s demonstration that it can repay the outstanding principal balance due under the facility within three years.  The interest rate on this new bank credit facility is LIBOR plus 4.5% with a 2.0% floor.  As a result, Cunningham asked us to restructure certain of its arrangements with us, including the LMAs, which negotiations led to the execution of the MOU and consummation of the transactions contemplated therein.

In accordance with the terms of the MOU, amendments and/or restatements of the following agreements between Cunningham and us were entered into on October 28, 2009: (i) the LMAs, (ii) option agreements to acquire Cunningham stock and (iii) certain acquisition or merger agreements relating to television stations owned by Cunningham (Cunningham stations).  Such amendments and/or restatements were effective at the expiration of the tender offers for the 3.0% Notes and 4.875% Notes in November 2009.

In consideration of the new terms of the LMAs and other agreements and the extension options, beginning on January 1, 2010 and ending on July 1, 2012, we will be obligated to pay Cunningham the sum of approximately $29.1 million in 10 quarterly installments of $2.75 million and one quarterly payment of approximately $1.6 million, which amounts will be used to pay off Cunningham’s bank credit facility and which amounts will be credited toward the purchase price for each Cunningham station purchased by us.  An additional $3.9 million, approximately, will be paid in two installments on July 1, 2012 and October 1, 2012 as an additional LMA fee.  The aggregate purchase price of the Cunningham stations, $78.5 million as of December 31, 2009, will be decreased by each payment made by us to Cunningham, up to $29.1 million in the aggregate, pursuant to the foregoing transactions with Cunningham as such payments are made.  Beginning on January 1, 2013 we will be obligated to pay Cunningham an annual LMA fee for the television stations equal to the greater of (i) 3% of each station’s annual net broadcast revenue or (ii) $5.0 million.

We will continue to reimburse Cunningham for 100% of its operating costs. In addition, we will continue to pay Cunningham a monthly payment of $50,000 through December 2012.

Pursuant to the foregoing transactions between us and Cunningham, Cunningham amended and restated its bank credit facility on October 29, 2009.  See Note 5. Notes Payable and Commercial Bank Financing in the Notes to our Consolidated Financial Statements for more information.

For the year ended December 31, 2009, Cunningham’s stations provided us with approximately $80.2 million of total net revenue under the six LMAs.

Sources and Uses of Cash

The following table sets forth our cash flows for the years ended December 31, 2009, 2008 and 2007 (in millions):

	2009	2008	2007
Net cash flows from operating activities	$105.4	$211.8	$145.8

Cash flows (used in) from investing activities:
Acquisition of property and equipment	$(7.7)	$(25.2)	$(22.8)
Payments for acquisition of television stations	—	(17.1)	—
Consolidation of variable interest entity	—	1.3	—
Payments for acquisitions of other operating divisions companies	—	(53.5)	(39.1)
Increase in restricted cash	(64.9)	—	—
Dividends and distributions from cost method investees	1.5	1.6	0.6
Purchase of alarm monitoring contracts	(12.3)	(7.7)	—
Investments in equity and cost method investees	(10.6)	(42.0)	(16.4)
Proceeds from the sale of broadcast assets related to discontinued operations	—	—	21.0
Other	0.2	0.3	0.7
Net cash flows used in investing activities	$(93.8)	$(142.3)	$(56.0)

Cash flows (used in) from financing activities:
Proceeds from notes payable, commercial bank financing and capital leases	$980.9	$274.6	$751.6
Repayments of notes payable, commercial bank financing and capital leases	(931.6)	(255.6)	(840.6)
Repurchase of Class A Common Stock	(1.5)	(29.8)	—
Payments for deferred financing costs	(28.8)	(0.5)	(7.1)
Proceeds from exercise of stock options	—	—	13.4
Dividends paid on Class A and Class B Common Stock	(16.0)	(66.7)	(49.5)
Proceeds from derivative terminations	—	8.0	—
Purchase of subsidiary shares from noncontrolling interest	(5.0)	—	—
Other	(2.8)	(4.0)	(4.1)
Net cash flows used in financing activities	$(4.8)	$(74.0)	$(136.3)

Operating Activities

Net cash flows from operating activities decreased during the year ended December 31, 2009 compared to the same period in 2008.  The primary reasons were due to receiving $84.0 million less in cash receipts from customers net of cash payments to venders for operating expenses and working capital cash activities and receiving $14.3 million less in tax refunds.  In 2009, we paid $18.2 million which represented a payment of original issuance discount associated with our 3.0% Notes.  These amounts were partially offset by $11.8 million less in interest paid and $2.9 million less in tax payments in 2009.

Net cash flows from operating activities were higher for the year ended December 31, 2008 compared to the same period in 2007.  The primary reasons were due to paying $24.6 million less in interest payments and receiving $14.9 million more in cash receipts from customers, net of cash payments to vendors for operating expenses and working capital cash activities.  In addition, during 2008, we received $6.2 million more in tax refunds, net of tax payments.

We expect program payments to increase in 2010 compared to 2009.

Investing Activities

In 2009, we focused our cash use towards debt and stock redemptions in the first quarter and conservation of cash during the second, third and fourth quarters instead of new investment opportunities.  We purchased no other operating divisions companies or television stations during 2009.

In 2009, we decreased our equity investments and capital expenditures.  In addition, we increased the purchase of alarm monitoring contracts in 2009 as that business continues to grow.  Finally, the increase in 2009 in restricted cash was primarily related to the cash collateral account associated with the 3.0% Notes and 4.875% Notes.

Net cash flows used in investing activities increased for the year ended December 31, 2008 compared to the same period in 2007.  During 2008, we acquired Bay Creek South, LLC for $19.0 million and Jefferson Park Development, LLC for $17.1 million. During 2008, we purchased the non-television assets of KFXA-TV in Cedar Rapids, Iowa.  In 2007, we received $21.0 million related to the sale of WGGB-TV in Springfield, Massachusetts and increased our equity investments.  Finally, during 2008, there was an increase in capital expenditures primarily related to upgrades to HD master control systems and we began purchasing alarm monitoring contracts.

In 2010, we anticipate incurring more capital expenditures than incurred in 2009.

Financing Activities

Net cash flows used in financing activities decreased during the year ended December 31, 2009 compared to the same period in 2008.  We had more debt proceeds than debt repayments in 2009 compared to 2008 primarily due to the cash required to be held in the cash collateral account associated with the 3.0% Notes and 4.875% Notes.  In addition, the volume of proceeds and repayment activity was greater in 2009 compared to 2008 as well as the payments made for deferred financing costs due to the refinancings that occurred in the fourth quarter of 2009.  Finally, during 2009, we suspended the payment of dividends and reduced the amount of Class A Common Stock purchased in order to conserve cash prior to the comprehensive debt refinancing in the fourth quarter of 2009.

Net cash flows used in financing activities decreased for the year ended December 31, 2008 compared to the same period in 2007.  Debt proceeds and repayment activity was less in 2008 compared to 2007 primarily due to significant refinancings that took place in 2007 related to our 8.75% Notes, our 8.0% Notes and the issuance of the 3.0% Notes.  In 2008, we also received proceeds from a derivative termination fee and in 2007, as our stock price climbed, we received more proceeds from the exercise of stock options.  Finally, in 2008, we paid more towards dividends and Class A Common Stock purchases than we did in 2007 as we sought ways to effectively use our available cash.

From time to time, we may repurchase additional outstanding debt and stock on the open market.  We expect to fund any repurchases with cash generated from operating activities and in some cases, borrowings under our Revolving Credit Facility.  During 2009, in addition to the tender offer noted above, we repurchased on the open market $50.7 million face value of the 3.0% Notes and $1.0 million face value of the 6.0% Debentures.  As of the filing date, in first quarter 2010, we repurchased through a tender offer, $14.3 million face value of the 4.875% Notes and $12.3 million face value of the 3.0% Notes.

On February 5, 2008, our Board of Directors renewed its authorization to repurchase up to $150.0 million of our Class A Common Stock on the open market or through private transactions.  There are terms in the Bank Credit Agreement that restrict our repurchase of Class A Common Stock under certain conditions.

No dividends were paid for 2009.  The dividends paid for 2008 and 2007 are shown below:

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

Seasonality/Cyclicality

Our operating results are usually subject to seasonal fluctuations.  Usually, the second and fourth quarter operating results are higher than the first and third quarters because advertising expenditures are increased in anticipation of certain seasonal and holiday spending by consumers.  The current negative financial and economic conditions have effected the usual seasonal fluctuations.

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

The following table reflects a summary of our contractual cash obligations as of December 31, 2009 and the future periods in which such obligations are expected to be settled in cash (in thousands):

CONTRACTUAL OBLIGATIONS RELATED TO CONTINUING OPERATIONS (a)

	Total	2010	2011-2012	2013-2014	2015 and thereafter (b)
Notes payable, capital leases and commercial bank financing (c), (d), (e)	$1,481,159	$73,932	$498,669	$20,731	$887,827
Notes and capital leases payable to affiliates	45,499	5,669	10,446	8,624	20,760
Operating leases	15,058	2,869	4,725	3,614	3,850
Employment contracts	13,669	8,640	4,713	316	—
Film liability — active (f)	140,443	91,995	40,075	8,373	—
Film liability - future (f), (g)	70,038	9,914	44,956	15,042	126
Programming services (h)	119,213	39,326	56,281	15,409	8,197
Maintenance and support	2,093	1,745	347	1	—
Network affiliation agreements	19,331	12,824	6,507	—	—
Other operating contracts	5,736	763	1,152	747	3,074
LMA and outsourcing agreements (i)	2,597	552	1,039	398	608
Investments and loan commitments (j)	16,785	16,785	—	—	—
Total contractual cash obligations	$1,931,621	$265,014	$668,910	$73,255	$924,442

(a)          Excluded from this table are $26.1 million of accrued unrecognized tax benefits.  Due to inherent uncertainty, we can not make reasonable estimates of the amount and period payments will be made.

(b)         Includes a one-year estimate of $7.5 million in payments related to contracts that automatically renew.  We have not calculated potential payments for years after 2015.

(c)          Includes interest on fixed rate debt and capital leases.  Estimated interest on our recourse variable rate debt has been excluded.  Recourse variable rate debt represents $330.0 million of our $1.4 billion total face value of debt as of December 31, 2009.

(d)         The 3.0% Notes and 4.875% Notes may be put to us at par May 2010 and January 2011, respectively.  The table above presents the face value of the notes in the accelerated period principal payment of the notes could be due.  If the 3.0% Notes and 4.875% Notes are not put to us they would be scheduled to mature on May 2027 and July 2018.

(e)          During 2009, we repurchased $317.3 million of our existing 3.0% Notes, $106.5 million of our existing 4.875% Notes, and $1.0 million of our 6.0% Debentures.  As of December 31, 2009, the outstanding face amount of the 3.0% Notes, 4.875% Notes and 6.0% Debentures was $27.7 million, $37.0 million and $134.1 million, respectively.

(f)            Each future periods’ film liability includes contractual amounts owed, however, what is contractually owed doesn’t necessarily reflect what we are expected to pay during that period.  While we are contractually bound to make the payments reflected in the table during the indicated periods, industry protocol typically enables us to make film payments on a three-month lag.

(g)         Future film liabilities reflect a license agreement for program material that is not yet available for its first showing or telecast and is, therefore, not recorded as an asset or liability on our balance sheet.  An asset and a liability for the rights acquired and obligations incurred under a license agreement are reported on the balance sheet when the cost of each program is known or reasonably determinable, the program material has been accepted by the licensee in accordance with the conditions of the license agreement and the program is available for its first showing or telecast.

(h)         Includes obligations related to rating service fees, music license fees, market research, weather and news services.

(i)             Certain LMAs require us to reimburse the licensee owner their operating costs.  Certain outsourcing agreements require us to pay a fee to another station for providing non-programming services.  The amount will vary each month and, accordingly, these amounts were estimated through the date of the agreements’ expiration, based on historical cost experience.  Excluded from the table are estimated amounts due pursuant to LMAs and outsourcing agreements where we consolidate the counterparty, as well as, prepayments towards purchase options to acquire the counterparty.  These amounts totaled $17.6 million, $35.1 million, $12.8 million and $9.9 million for the periods 2010, 2011-2012, 2013-2014 and 2015 and thereafter, respectively.

(j)             Commitments to contribute capital or provide loans to Allegiance Capital, LP, Sterling Ventures Partners, LP and Patriot Capital II, LP.

Off Balance Sheet Arrangements

Off balance sheet arrangements as defined by the SEC means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the registrant is a party, under which the registrant has:  obligations under certain guarantees or contracts; retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangements; obligations under certain derivative arrangements; and obligations arising out of a material variable interest in an unconsolidated entity. As of December 31, 2009 we do not have any material off balance sheet arrangements.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates.  At times we enter into derivative instruments primarily for the purpose of reducing the impact of changing interest rates on our floating rate debt and to reduce the impact of changing fair market values on our fixed rate debt.  See Note 8. Derivative Instruments and Note 5. Notes Payable and Commercial Bank Financing, in the Notes to our Consolidated Financial Statements.

In October 2009, we entered into a Bank Credit Agreement by amending and restating the 2006 Bank Credit Agreement. As a result our Term Loan A and A-1 were replaced by a Term Loan B.  As of December 31, 2009, we had $330.0 million outstanding under our Term Loan B, and no amount drawn on our Revolving Credit Facility.  Any outstanding amounts accrue interest with a variable rate and therefore increases our risk to increases from interest rates. During 2009, the three-month LIBOR rate decreased.

We are exposed to risk from a change in interest rates to the extent we are required to refinance existing fixed rate indebtedness at rates higher than those prevailing at the time the existing indebtedness was incurred.  Based on the quoted market price, the fair value of the 4.875% Notes, 3.0% Notes, 8.0% Notes, 6.0% Debentures and 9.25% Notes combined was $914.0 million as of December 31, 2009.  We estimate that adding 1.0% to prevailing interest rates would result in a decrease in fair value of these notes by $35.5 million as of December 31, 2009.  Generally, the fair market value of these notes will decrease as interest rates rise and increase as interest rates fall.  During 2009, our notes were acutely affected by the heightened liquidity risk prevailing in the market place and our ability to refinance debt.  After our successful fourth quarter 2009 debt refinancing, the fair market values of our notes increased from December 31, 2008 levels.

Under certain circumstances, we will pay contingent cash interest to the holder of the 3.0% Notes and the 4.875% Notes commencing on May 10, 2010 and January 15, 2011, respectively.  The contingent cash interest feature for both issuances are embedded derivatives which have negligible fair values.  Our 4.875% Notes and 3.0% Notes have put option features and were partially tendered in November 2009.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this item are filed as exhibits to this report, are listed under Item 15(a)(1) and (2) and are incorporated by reference in this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in and/or disagreements with accountants on accounting and financial disclosure during the year ended December 31, 2009.

ITEM 9A.       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Internal Control over Financial Reporting

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and effectiveness of our disclosure controls and procedures and our internal control over financial reporting as of December 31, 2009.

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

The term “internal control over financial reporting,” as defined in Rules 13a-15d-15(f) under the Exchange Act, means a process designed by, or under the supervision of our Chief Executive and Chief Financial Officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (GAAP) and includes those policies and procedures that:

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

Assessment of Effectiveness of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures as of December 31, 2009, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on our assessment, management has concluded that, as of December 31, 2009, our internal control over financial reporting is effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be included in our Proxy Statement for the 2010 Annual Meeting of shareholders under the caption, “Directors, Executive Officers and Corporate Governance”, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2009 and is incorporated by reference in this report.

ITEM 11.       EXECUTIVE COMPENSATION

The information required by this Item will be included in our Proxy Statement for the 2010 Annual Meeting of shareholders under the caption, “Executive Compensation”, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2009 and is incorporated by reference in this report.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in our Proxy Statement for the 2010 Annual Meeting of shareholders under the caption, “Security Ownership Of Certain Beneficial Owners and Management”, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2009 and is incorporated by reference in this report.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in our Proxy Statement for the 2010 Annual Meeting of shareholders under the caption, “Certain Relationships and Related Transactions, and Director Independence”, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2009 and is incorporated by reference in this report.

ITEM 14.       PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be included in our Proxy Statement for the 2010 Annual Meeting of shareholders under the caption, “Principal Accountant Fees and Services”, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2009 and is incorporated by reference in this report.

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
3.2

Amended By-Laws of Sinclair Broadcast Group, Inc. as further amended by the Second Amendment to the Amended By-Laws of Sinclair Broadcast Group, Inc., dated March 3, 2009. (Incorporated by reference from Registrant’s Report on Form 8-K filed March 6, 2009).

4.1

Form of Subordinated Indenture, dated as of December 17, 1997, between Sinclair Broadcast Group, Inc. and First Union National Bank, as trustee. (Incorporated by reference from Registrant’s Report on Form 8-K filed on December 16, 1997).

4.2

Ninth Supplemental Indenture, dated as of May 13, 2005, between Sinclair Broadcast Group, Inc. and Wachovia Bank, National Association (formerly First Union National Bank), as trustee. (Incorporated by reference from Registrant’s Report on Form 8-K, filed on June 21, 2005).

4.3

Indenture, dated as of March 14, 2002 among Sinclair Broadcast Group, Inc., the Guarantors named therein, and First Union National Bank, as trustee (Incorporated by reference from Registrant’s Report on Form 10-K for the year ended December 31, 2002).

4.4

First Supplemental Indenture, dated as of July 26, 2002, among Sinclair Broadcast Group, Inc., the Guarantors named therein and Wachovia Bank, National Association (formerly known as First Union National Bank), as trustee. (Incorporated by reference from Registrant’s Registration Statement on Form S-4 (333-103681) filed on March 7, 2003).

4.5

Second Supplemental Indenture, dated as of November 8, 2002, among Sinclair Broadcast Group, Inc., the Guarantors named therein and Wachovia Bank, National Association (formerly known as First Union National Bank), as trustee. (Incorporated by reference from Registrant’s Registration Statement on Form S-4 (333-103681) filed on March 7, 2003).

4.6

Third Supplemental Indenture, dated as of January 17, 2003, among Sinclair Broadcast Group, Inc., the Guarantors named therein and Wachovia Bank, National Association (formerly known as First Union Nation Bank), as trustee. (Incorporated by reference from Registrant’s Registration Statement on Form S-4 (333-

107522) filed on July 31, 2003).
4.7

Fourth Supplemental Indenture, dated as of May 9, 2003, among Sinclair Broadcast Group, Inc., the Guarantors named therein and Wachovia Bank, National Association (formerly known as First Union National Bank), as trustee. (Incorporated by reference on Registrant’s Registration Statement on Form S-4 (333-107522) filed on July 31, 2003).

4.8

Fifth Supplemental Indenture, dated as of July 17, 2003, among Sinclair Broadcast Group, Inc., the Guarantors named therein and Wachovia Bank, National Association (formerly known as First Union National Bank), as trustee. (Incorporated by reference on Registrant’s Registration Statement on Form S-4 (333-107522) filed on July 31, 2003).

4.9

Sixth Supplemental Indenture, dated as of September 30, 2003, among Sinclair Broadcast Group, Inc., the Guarantors named therein and Wachovia Bank, National Association (formerly known as First Union National Bank), as trustee. (Incorporated by reference on Registrant’s Report on Form 10-Q for the quarter ended March 31, 2009).

4.10

Indenture, dated as of May 20, 2003, between Sinclair Broadcast Group, Inc. and Wachovia Bank, National Association. (Incorporated by reference from Registrant’s Registration Statement on Form S-4 (333-107522) filed on July 31, 2003).

4.11

Senior Indenture, dated as of May 10, 2007, between Sinclair Broadcast Group, Inc. and U.S. Bank National Association, as trustee. (Incorporated by reference from Registrant’s Report on Form 8-K filed on May 11, 2007).

4.12

First Supplemental Indenture, dated as of May 10, 2007, between Sinclair Broadcast Group, Inc. and U.S. Bank National Association, as trustee. (Incorporated by reference from Registrant’s Report on Form 8-K filed on May 11, 2007).

4.13

Indenture, dated as of October 29, 2009, among Sinclair Television Group, Inc., the guarantors named therein and U.S. Bank National Association, as trustee and collateral agent. (Incorporated by reference from Registrant’s Report on Form 8-K filed on October 29, 2009).

4.14	Form of 9.25% Senior Secured Second Lien Note due 2017 (included in Indenture dated October 29, 2009). (Incorporated by reference from Registrant’s Report on Form 8-K filed on October 29, 2009).
10.1

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

10.3

Common Non-Voting Capital Stock Option between Sinclair Broadcast Group, Inc. and Dyson Ehrhardt, as trustee. (Incorporated by reference from Registrant’s Registration Statement on Form S-1 No. 33-90682).

10.4

Common Non-Voting Capital Stock Option between Sinclair Broadcast Group, Inc. and Mark Knobloch, as trustee. (Incorporated by reference from Registrant’s Registration Statement on Form S-1 No. 33-90682).

10.5*

First Amendment to Incentive Stock Option Plan for Sinclair Broadcast Group, Inc., adopted April 10, 1996. (Incorporated by reference from Registrant’s Report on Form 10-K/A for the year ended December 31, 1996).

10.6*

Second Amendment to Incentive Stock Option Plan for Sinclair Broadcast Group, Inc., adopted May 31, 1996. (Incorporated by reference from Registrant’s Report on Form 10-K/A for the year ended December 31, 1996).

10.7*	1996 Long-Term Incentive Plan for Sinclair Broadcast Group, Inc. (Incorporated by reference from Registrant’s Report on Form 10-K/A for the year ended December 31, 1996).
10.8*	First Amendment to 1996 Long-Term Incentive Plan for Sinclair Broadcast Group, Inc. (Incorporated by reference from Registrant’s Proxy Statement on Schedule 14A for the year ended December 31, 1998).
10.9*

Employment Agreement by and between Sinclair Broadcast Group, Inc. and Frederick G. Smith, dated June 12, 1998. (Incorporated by reference from Registrant’s Report on Form 10-Q for the quarter ended September 30, 1998).

10.10*

Employment Agreement by and between Sinclair Broadcast Group, Inc. and J. Duncan Smith, dated June 12, 1998. (Incorporated by reference from Registrant’s Report on Form 10-Q for the quarter ended September 30, 1998).

10.11*

Employment Agreement by and between Sinclair Broadcast Group, Inc, and David B. Amy, dated September 15, 1998. (Incorporated by reference from Registrant’s Report on Form 10-Q for the quarter ended September 30, 1998).

10.12*

Employment Agreement by and between Sinclair Broadcast Group, Inc. and Steven Marks dated February 21, 1997. (Incorporated by reference from Registrant’s Report on Form 10-K for the year ended December 31, 2002).

10.13*

Employment Agreement by and between Sinclair Broadcast Group, Inc. and Barry M. Faber dated August 4, 2004. (Incorporated by reference from Registrant’s Report on Form 10-Q for the quarter ended June 30, 2004).

10.14*	Director Compensation. (Incorporated by reference from Registrant’s Report on Form 10-K for the year ended December 31, 2005).
10.15*	Executive Officer Compensation. (Incorporated by reference from Registrant’s Report on Form 8-K filed on March 5, 2005).
10.16*

Employment Agreement by and between Sinclair Broadcast Group, Inc. and Lucy Rutishauser dated March 19, 2001. (Incorporated by reference from Registrant’s Report on Form 10-K/A filed on April 29, 2005).

10.17

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

10.18*	Form of Restricted Stock Award Agreement. (Incorporated by reference from Registrant’s Report on Form 10-Q for the quarter ended June 30, 2006).
10.19*

Stock Appreciation Right Agreement between Sinclair Broadcast Group, Inc. and David D. Smith dated April 2, 2007. (Incorporated by reference from Registrant’s Report on Form 10-Q for the quarter ended March 31, 2007).

10.20	Form of FOX Broadcasting Company Station Affiliation Agreement dated June 26, 2006. (Incorporated by reference from Registrant’s Report on Form 10-Q for the quarter ended June 30, 2006).
10.21

Agreement of Lease dated as of March 28, 2008 by and between Beaver Dam Limited Liability Company and Sinclair Broadcast Group, Inc. (Incorporated by reference from Registrant’s Report on Form 8-K filed on April 3, 2008).

10.22

Stock Appreciation Right Agreement between Sinclair Broadcast Group, Inc., and David D. Smith dated April 1, 2008. Incorporated by reference from Registrant’s Report on Form 10-Q filed on May 9, 2008).

10.23

Fourth Amended and Restated Credit Agreement, dated as of October 29, 2009, by and among Sinclair Television Group, Inc., JP Morgan Chase Bank, N.A and the lenders party thereto. (Incorporated by reference from Registrant’s Report on Form 10-Q for the quarter ended September 30, 2009).

10.24	Amended and restated lease dated as of February 8, 2010 between Gerstell Development Limited Partnership and Sinclair Media I, Inc.
10.25	Amended and restated lease dated as of February 8, 2010 between Cunningham Communications, Inc. and Sinclair Communications, LLC.
10.26	Amended and restated lease dated as of February 8, 2010 between Keyser Investment Group, Inc. and Sinclair Communications, LLC.
10.27	Amended and restated lease dated as of February 8, 2010 between Keyser Investment Group, Inc. and Sinclair Communications, LLC.
12	Computation of Ratio of Earnings to Fixed Charges.
21	Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young LLP Independent Registered Public Accounting Firm.
23.2	Consent of PricewaterhouseCoopers LLP Independent Registered Public Accounting Firm.
24	Power of Attorney; included above registrants signatures of this Form 10-K.
31.1	Certification by David D. Smith, as Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241).
31.2	Certification by David B. Amy, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241).
32.1	Certification by David D. Smith, as Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).
32.2	Certification by David B. Amy, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).
99	Stockholders’ Agreement dated April 19, 2005 by and among the Smith Brothers. (Incorporated by reference from Registrant’s Report on Form 8-K filed on April 26, 2005).

* Management contracts and compensatory plans or arrangements to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

(b)  Exhibits

The exhibits required by this Item are listed under Item 15 (a) (3).

(c)  Financial Statements Schedules

The financial statement schedules required by this Item are listed under Item 15 (a) (2).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 5th day of March 2010.

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

Signature	Title	Date

/s/ David D. Smith	Chairman of the Board, President and
David D. Smith	Chief Executive Officer	March 5, 2010

/s/ David B. Amy	Executive Vice President and
David B. Amy	Chief Financial Officer	March 5, 2010

/s/ David R. Bochenek	Vice President and
David R. Bochenek	Chief Accounting Officer	March 5, 2010

/s/ Frederick G. Smith
Frederick G. Smith	Director	March 5, 2010

/s/ J. Duncan Smith
J. Duncan Smith	Director	March 5, 2010

/s/ Robert E. Smith
Robert E. Smith	Director	March 5, 2010

/s/ Basil A. Thomas
Basil A. Thomas	Director	March 5, 2010

/s/ Lawrence E. McCanna
Lawrence E. McCanna	Director	March 5, 2010

/s/ Daniel C. Keith
Daniel C. Keith	Director	March 5, 2010

/s/ Martin R. Leader
Martin R. Leader	Director	March 5, 2010

SINCLAIR BROADCAST GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Sinclair Broadcast Group, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of equity (deficit) and other comprehensive (loss) income, and of cash flows present fairly, in all material respects, the financial position of Sinclair Broadcast Group, Inc. and its subsidiaries (the Company) at December 31, 2009 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in Item 15(a) for the year ended December 31, 2009, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Report of Management on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for noncontrolling interests and convertible debt instruments that may be settled in cash upon conversion in 2009.

We also have audited the adjustments to the 2008 and 2007 financial statements to retrospectively apply the change in accounting for noncontrolling interests and convertible debt instruments that may be settled in cash upon conversion, as described in Note 1. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2008 and 2007 financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2008 or 2007 financial statements taken as a whole.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Baltimore, Maryland
March 5, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Sinclair Broadcast Group, Inc.

We have audited, before the effects of the adjustments to retrospectively apply the changes in accounting described in Note 1, the consolidated balance sheet of Sinclair Broadcast Group, Inc. as of December 31, 2008, and the related consolidated statements of operations, equity (deficit), comprehensive income (loss) and cash flows for the years ended December 31, 2008 and 2007 (the 2008 and 2007 financial statements before the effects of the adjustments discussed in Note 1 are not presented herein).  Our audits also included the financial statement schedule as of December 31, 2008 and 2007 and for the years then ended listed in the Index at Item 15(a).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the 2008 and 2007 financial statements referred to above, before the effects of the adjustments to retrospectively apply the changes in accounting described in Note 1, present fairly, in all material respects, the consolidated financial position of Sinclair Broadcast Group, Inc. at December 31, 2008, and the consolidated results of its operations and its cash flows for the years ended December 31, 2008 and 2007, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule as of December 31, 2008 and 2007 and for the years then ended, when considered in relation to the basic financial statements, before the effects of the adjustments to retrospectively apply the changes in accounting described in Note 1, taken as a whole, presents fairly in all material respects the information set forth therein.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the changes in accounting described in Note 1 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied.  Those adjustments were audited by PricewaterhouseCoopers LLP.

/s/ Ernst & Young LLP
Baltimore, Maryland
March 3, 2009

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	As of December 31,
	2009	2008
		(See Note 1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$23,224	$16,470
Current portion of restricted cash	27,667	—
Accounts receivable, net of allowance for doubtful accounts of $2,932 and $3,327, respectively	106,792	107,376
Affiliate receivable	69	65
Current portion of program contract costs	43,741	55,751
Income taxes receivable	8,073	2,334
Prepaid expenses and other current assets	6,130	9,453
Deferred barter costs	2,825	2,654
Deferred tax assets	7,277	9,022
Total current assets	225,798	203,125

PROGRAM CONTRACT COSTS, less current portion	16,417	27,548
PROPERTY AND EQUIPMENT, net	296,227	336,964
RESTRICTED CASH, less current portion	37,216	—
GOODWILL	660,017	824,188
BROADCAST LICENSES	51,988	132,422
DEFINITE-LIVED INTANGIBLE ASSETS, net	193,405	205,743
OTHER ASSETS	116,653	86,417
Total assets	$1,597,721	$1,816,407

LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$3,746	$4,817
Accrued liabilities	60,523	79,584
Current portion of notes payable, capital leases and commercial bank financing	40,632	67,066
Current portion of notes payable and capital leases payable to affiliates	2,995	2,845
Current portion of program contracts payable	91,995	91,366
Deferred barter revenues	2,810	2,657
Total current liabilities	202,701	248,335

LONG-TERM LIABILITIES:
Notes payable, capital leases and commercial bank financing, less current portion	1,297,964	1,261,506
Notes payable and capital leases to affiliates, less current portion	24,717	30,861
Program contracts payable, less current portion	48,448	81,315
Deferred tax liabilities	177,219	204,051
Other long-term liabilities	48,894	49,039
Total liabilities	1,799,943	1,875,107

EQUITY (DEFICIT):
SINCLAIR BROADCAST GROUP SHAREHOLDERS’ EQUITY (DEFICIT):
Class A Common Stock, $.01 par value, 500,000,000 shares authorized, 47,375,437 and 46,510,647 shares issued and outstanding, respectively	474	465
Class B Common Stock, $.01 par value, 140,000,000 shares authorized, 32,453,859 and 34,453,859 shares issued and outstanding, respectively, convertible into Class A Common Stock	325	345
Additional paid-in capital	605,340	605,865
Accumulated deficit	(813,876)	(678,182)
Accumulated other comprehensive loss	(4,213)	(3,495)
Total Sinclair Broadcast Group shareholders’ deficit	(211,950)	(75,002)
Noncontrolling interest	9,728	16,302
Total deficit	(202,222)	(58,700)
Total liabilities and equity (deficit)	$1,597,721	$1,816,407

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(In thousands, except per share data)

	2009	2008	2007
		(See Note 1)	(See Note 1)
REVENUES:
Station broadcast revenues, net of agency commissions	$554,597	$639,163	$622,643
Revenues realized from station barter arrangements	58,182	59,877	61,790
Other operating divisions revenues	43,698	55,434	33,667
Total revenues	656,477	754,474	718,100

OPERATING EXPENSES:
Station production expenses	142,415	158,965	148,707
Station selling, general and administrative expenses	122,833	136,142	140,026
Expenses recognized from station barter arrangements	48,119	53,327	55,662
Amortization of program contract costs and net realizable value adjustments	73,087	84,422	96,436
Other operating divisions expenses	45,520	59,987	33,023
Depreciation of property and equipment	42,892	44,765	43,147
Corporate general and administrative expenses	25,632	26,285	24,334
Amortization of definite-lived intangible assets and other assets	22,355	18,340	17,595
Gain on asset exchange	(4,945)	(3,187)	—
Impairment of goodwill, intangible and other assets	249,799	463,887	—
Total operating expenses	767,707	1,042,933	558,930
Operating (loss) income	(111,230)	(288,459)	159,170

OTHER INCOME (EXPENSE):
Interest expense and amortization of debt discount and deferred financing costs	(80,021)	(87,634)	(102,228)
Interest income	59	743	2,228
Gain (loss) from sale of assets	75	66	(21)
Gain (loss) from extinguishment of debt	18,465	5,451	(30,716)
(Loss) gain from derivative instruments	(97)	999	2,592
Income (loss) from equity and cost method investments	354	(2,703)	601
Other income, net	1,935	1,653	1,506
Total other expense	(59,230)	(81,425)	(126,038)
(Loss) income from continuing operations before income taxes	(170,460)	(369,884)	33,132
INCOME TAX BENEFIT (PROVISION)	32,512	121,362	(16,163)
(Loss) income from continuing operations	(137,948)	(248,522)	16,969
DISCONTINUED OPERATIONS:
(Loss) income from discontinued operations, net of related income tax (provision) benefit of ($350), ($358) and $270, respectively	(81)	(141)	1,219
Gain from discontinued operations, net of related income tax provision of $0, $0 and $489, respectively	—	—	1,065
NET (LOSS) INCOME	(138,029)	(248,663)	19,253
Net loss (income) attributable to the noncontrolling interest	2,335	2,133	(279)
NET (LOSS) INCOME ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP	$(135,694)	$(246,530)	$18,974
Dividends declared per share	$—	$0.800	$0.625
BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP:
(Loss) earnings per share from continuing operations	$(1.70)	$(2.87)	$0.19
Earnings per share from discontinued operations	$—	$—	$0.03
(Loss) earnings per share	$(1.70)	$(2.87)	$0.22
Weighted average common shares outstanding	79,981	85,794	86,991
Weighted average common and common equivalent shares outstanding	79,981	85,794	87,092

AMOUNTS ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP COMMON SHAREHOLDERS:
(Loss) income from continuing operations, net of tax	$(135,613)	$(246,389)	$16,690
(Loss) income from discontinued operations, net of tax	(81)	(141)	1,219
Gain from discontinued operations, net of tax	—	—	1,065
Net (loss) income	$(135,694)	$(246,530)	$18,974

The accompanying notes are an integral part of these consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(In thousands)

	Sinclair Broadcast Group Shareholders
	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests (See Note 1)	Total Equity (Deficit) (See Note 1)
BALANCE, December 31, 2006	$476	$383	$596,667	$(328,406)	$(2,475)	$684	$267,329
Adjustment related to adoption of FIN 48, effective January 1, 2007	—	—	—	(589)	—	—	(589)
Dividends declared on Class A and Class B Common Stock	—	—	—	(54,028)	—	—	(54,028)
Class A Common Stock issued pursuant to employee benefit plans and stock options exercised	14	—	15,638	—	—	—	15,652
Class B Common Stock converted into Class A Common Stock	38	(38)	—	—	—	—	—
Equity component of 3.0% Notes, net of taxes	—	—	17,465	—	—	—	17,465
Issuance of subsidiary stock awards	—	—	—	—	—	1,463	1,463
Contributions from noncontrolling interest	—	—	—	—	—	641	641
Tax benefit of nonqualified stock options exercised	—	—	1,851	—	—	—	1,851
Amortization of net periodic pension benefit costs	—	—	—	—	544	—	544
Net income	—	—	—	18,974	—	279	19,253
BALANCE, December 31, 2007	$528	$345	$631,621	$(364,049)	$(1,931)	$3,067	$269,581

The accompanying notes are an integral part of these consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(In thousands)

	Sinclair Broadcast Group Shareholders
	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests (See Note 1)	Total Equity (Deficit) (See Note 1)
BALANCE, December 31, 2007	$528	$345	$631,621	$(364,049)	$(1,931)	$3,067	$269,581
Dividends declared on Class A and Class B Common Stock	—	—	—	(67,603)	—	—	(67,603)
Class A Common Stock issued pursuant to employee benefit plans	4	—	4,021	—	—	—	4,025
Issuance of subsidiary stock awards	—	—	—	—	—	2,479	2,479
Contributions from noncontrolling interest, net of distributions	—	—	—	—	—	10,989	10,989
Consolidation of variable interest entity	—	—	—	—	—	1,900	1,900
Tax provision on employee stock awards	—	—	(8)	—	—	—	(8)
Change in pension funded status and amortization of net periodic pension benefit costs, net of taxes	—	—	—	—	(1,564)	—	(1,564)
Repurchase of 6,722,310 shares of Class A Common Stock	(67)	—	(29,769)	—	—	—	(29,836)
Net loss	—	—	—	(246,530)	—	(2,133)	(248,663)
BALANCE, December 31, 2008	$465	$345	$605,865	$(678,182)	$(3,495)	$16,302	$(58,700)

The accompanying notes are an integral part of these consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(In thousands)

	Sinclair Broadcast Group Shareholders
	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests (See Note 1)	Total Equity (Deficit) (See Note 1)
BALANCE, December 31, 2008	$465	$345	$605,865	$(678,182)	$(3,495)	$16,302	$(58,700)
Class A Common Stock issued pursuant to employee benefit plans	4	—	1,378	—	—	—	1,382
Class B Common Stock converted into Class A Common Stock	20	(20)	—	—	—	—	—
Contribution from noncontrolling interests, net of distributions	—	—	—	—	—	26	26
Purchase of subsidiary shares from noncontrolling interest	—	—	(220)	—	—	(4,807)	(5,027)
Repurchase of 1,536,633 shares of Class A Common Stock	(15)	—	(1,439)	—	—	—	(1,454)
Removal of noncontrolling interest deficit related to disposition of other operating divisions companies	—	—	—	—	—	542	542
Tax provision on employee stock awards	—	—	(244)	—	—	—	(244)
Change in pension funded status and amortization of net periodic pension benefit costs, net of taxes	—	—	—	—	(718)	—	(718)
Net (loss) income	—	—	—	(135,694)	—	(2,335)	(138,029)
BALANCE, December 31, 2009	$474	$325	$605,340	$(813,876)	$(4,213)	$9,728	$(202,222)

The accompanying notes are an integral part of these consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(In thousands)

	2009	2008	2007
		(See note 1)	(See note 1)
Net (loss) income	$(138,029)	$(248,663)	$19,253
Change in pension funded status and amortization of net periodic pension benefit costs, net of taxes	(718)	(1,564)	544
Comprehensive (loss) income	(138,747)	(250,227)	19,797
Comprehensive loss (income) attributable to the noncontrolling interest	2,335	2,133	(279)
Comprehensive (loss) income attributable to Sinclair Broadcast Group	$(136,412)	$(248,094)	$19,518

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(In thousands)

	2009	2008	2007
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net (loss) income	$(138,029)	$(248,663)	$19,253
Adjustments to reconcile net (loss) income to net cash flows from operating activities:
Depreciation of property and equipment	43,217	45,027	43,432
Recognition of deferred revenue	(25,512)	(29,416)	(19,874)
Impairment of goodwill, intangible and other assets	249,799	463,887	—
Amortization of definite-lived intangible assets and other assets	22,355	18,340	17,880
Amortization of program contract costs and net realizable value adjustments	73,087	84,422	96,593
(Gain) loss on extinguishment of debt, non-cash portion	(18,465)	2,000	3,431
Original debt issuance discount paid	(18,176)	—	—
Deferred tax (benefit) provision related to operations	(24,949)	(121,077)	31,743
Other, Net	9,777	22,312	21,229
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in accounts receivable, net	823	22,884	7,531
(Increase) decrease in taxes receivable	(5,739)	13,938	(10,124)
Increase in accounts payable and accrued liabilities	12,654	14,465	17,733
Decrease (increase) in other assets and liabilities	6,778	5,937	(5,013)
Payments on program contracts payable	(82,184)	(82,285)	(78,038)
Net cash flows from operating activities	105,436	211,771	145,776
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(7,693)	(25,169)	(22,823)
Consolidation of variable interest entity	—	1,328	—
Purchase of alarm monitoring contracts	(12,291)	(7,675)	—
Payments for acquisition of television stations	—	(17,123)	—
Payments for acquisitions of other operating divisions companies	—	(53,487)	(39,075)
Increase in restricted cash	(64,883)	—	—
Dividends and distributions from cost method investees	1,501	1,575	583
Investments in equity and cost method investees	(10,601)	(41,971)	(16,384)
Proceeds from the sale of assets	126	199	696
Proceeds from the sale of broadcast assets related to discontinued operations	—	—	21,036
Loans to affiliates	(162)	(178)	(160)
Proceeds from loans to affiliates	157	179	157
Net cash flows used in investing activities	(93,846)	(142,322)	(55,970)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	980,875	274,643	751,609
Repayments of notes payable, commercial bank financing and capital leases	(931,566)	(255,597)	(840,642)
Purchase of noncontrolling interest	(5,000)	—	—
Repurchase of Class A Common Stock	(1,454)	(29,836)	—
Proceeds from exercise of stock options, including excess tax benefits of $0 million, $0 million and $1.9 million, respectively	—	—	13,379
Dividends paid on Class A and Class B Common Stock	(16,038)	(66,683)	(49,490)
Payments for deferred financing costs	(28,815)	(524)	(7,065)
Proceeds from derivative terminations	—	8,001	—
Contributions/distributions to noncontrolling interests	26	(637)	35
Repayments of notes and capital leases to affiliates	(2,864)	(3,326)	(4,060)
Net cash flows used in financing activities	(4,836)	(73,959)	(136,234)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,754	(4,510)	(46,428)
CASH AND CASH EQUIVALENTS, beginning of year	16,470	20,980	67,408
CASH AND CASH EQUIVALENTS, end of year	$23,224	$16,470	$20,980

The accompanying notes are an integral part of these consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.              NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Operations

Sinclair Broadcast Group, Inc. is a diversified television broadcasting company that owns or provides certain programming, operating or sales services to television stations pursuant to broadcasting licenses that are granted by the Federal Communications Commission (the FCC or Commission).  We currently own, provide programming and operating services pursuant to local marketing agreements (LMAs) or provide, or are provided, sales services pursuant to outsourcing agreements to 58 television stations in 35 markets.  For the purpose of this report, these 58 stations are referred to as “our” stations.  Our broadcast group is a single reportable segment for accounting purposes and includes the following network affiliations: FOX (20 stations); MyNetworkTV (17 stations; as of September 2009 no longer accounted for as a network affiliation, however is branded as such); ABC (9 stations); The CW (9 stations); CBS (2 stations) and NBC (1 station).

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

Discontinued Operations

We account for the results of historical operations of WGGB-TV in Springfield, Massachusetts in accordance with guidance for discontinued operations.  Discontinued operations have not been segregated in the consolidated statements of cash flows and, therefore, amounts for certain captions will not agree with the accompanying consolidated balance sheets and consolidated statements of operations.  The operating results of WGGB-TV are not included in our consolidated results from continuing operations for the years ended December 31, 2009, 2008 and 2007.  See Note 12. Discontinued Operations, for additional information.

Variable Interest Entities

We consolidate VIEs when we are the primary beneficiary.  All debt held by our VIEs is non-recourse to us.  However, certain VIE debt contains cross-default provisions with our Bank Credit Agreement.  See Note 5. Notes Payable and Commercial Bank Financing for more information.

Our application to acquire the FCC license of WNAB-TV in Nashville, Tennessee is pending FCC approval.  As a result, we have an outsourcing agreement with WNAB-TV to provide certain non-programming related sales, operational and administrative services to WNAB-TV.  Based on the terms of the outsourcing agreement, we are considered to have a variable interest in WNAB-TV.  We have determined that the WNAB-TV is a VIE and that we are the primary beneficiary of the variable interests.  As a result, we consolidate the assets and liabilities of WNAB-TV.

Our applications to acquire the FCC licenses of all the television stations owned by Cunningham Broadcasting Corporation (Cunningham) are pending FCC approval.  We have a Local Marketing Agreement (LMA) as well as an acquisition agreement with each of the television stations that are considered to create variable interests in the license asset entities.  We have determined that the Cunningham license asset entities are VIEs and that, based on the terms of the agreements, we are the primary beneficiary of the variable interests.  As a result, we consolidate the assets and liabilities of Cunningham.

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

During 2007 and 2008, we made investments in four real estate ventures considered to be VIEs.  We have determined that we are the primary beneficiary of the variable interests in these entities; as a result, we consolidate the assets and liabilities of these entities. The activities of the real estate ventures are not material to our consolidated financial statements.

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

Other Operating Divisions Segment Acquisitions

In March 2008, we acquired a 50% equity interest in Bay Creek South, LLC (Bay Creek).  Bay Creek is a land development venture that primarily includes residential and commercial unimproved and improved land surrounding two golf courses on Virginia’s eastern shore.  In conjunction with the equity investment, we purchased certain of Bay Creek’s outstanding debt that was used to finance improvements to and the development of land in the venture.  Our total cash, debt and equity investment in Bay Creek, including transaction costs, was $35.2 million, net of cash acquired.  Approximately $0.8 million of the $35.2 million investment was funded through the conversion of an existing bridge loan to a portion of the 50% equity interest.  Based on our role as the day-to-day manager and our ability to control all major decisions of the venture, the accounts of Bay Creek are included in our consolidated financial statements.  Approximately $11.8 million of debt was assumed by us through the consolidation of Bay Creek; however, this debt was subsequently paid down to a zero balance at March 31, 2008.  As of December 31, 2008, the purchase price allocation was finalized resulting in approximately $32.0 million of property, equipment and land being included in property and equipment, net, and $17.6 million of a purchase option intangible included in definite-lived intangible assets, net, in our consolidated balance sheet.  During 2009, we purchased an additional 25.0% interest in Bay Creek for $5.0 million bringing our total equity interest to 75.0%.

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

Nonmonetary Asset Exchanges

In 2004, Sprint Nextel Corporation (Nextel) agreed to relocate its airwaves to end interference between its cellular signals and the wireless signals used by the country’s public safety agencies.  As part of this agreement, the FCC granted Nextel the right to a certain spectrum within the 1.9 GHz band that was used by television broadcasters for electronic news gathering.  Accordingly, Nextel has entered into agreements with several of our stations to exchange our existing analog equipment for comparable digital equipment.  As equipment is exchanged and placed in service, we record a gain to the extent that the fair market value of the equipment received exceeds the carrying amount of the equipment relinquished.  The equipment is recorded at the estimated fair market value and is depreciated over a useful life of eight years.  For the years ended December 31, 2009 and 2008, we recorded a gain of $4.9 million and $3.2 million, respectively, for the equipment received.

Recent Accounting Pronouncements

In December 2007, the FASB issued new accounting guidance that requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity.  The amount of net income attributable to the noncontrolling interest is included in consolidated net income on the face of the statement of operations.  Changes in a parent’s ownership interest that result in deconsolidation of a subsidiary will result in the recognition of a gain or loss in net income when the subsidiary is deconsolidated.  The guidance also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.  The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  We applied the requirements of this guidance retrospectively to our consolidated financial statements resulting in a change to the presentation of loss attributable to noncontrolling interest and net income (loss) attributable to Sinclair Broadcast Group on the face of the income statement for the years ended December 31, 2008 and 2007.  We also reclassified minority interest in consolidated entities at December 31, 2008 to the equity (deficit) section of the balance sheet and renamed it noncontrolling interest.

In May 2008, the FASB issued new accounting guidance that requires issuers of convertible debt instruments that may be settled in cash upon conversion to account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  Issuers were required to determine the carrying value of just the liability portion of the debt by measuring the fair value of a similar liability (including any embedded features other than the conversion option) that does not have an associated equity component.  The excess of the initial proceeds received from the debt issuance and the fair value of the liability component are recorded as a debt discount with the offset recorded to equity.  The discount is amortized to interest expense using the interest method over the life of a similar liability that does not have an associated equity component.  Transaction costs incurred with third parties shall be allocated between the liability and equity components in proportion to the allocation of proceeds and accounted for as debt issuance costs and equity issuance costs, respectively, with the debt issuance costs amortized to interest expense.  This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  In 2009, we recorded the impact of this guidance retrospectively by recording additional interest expense on our 3.0% Convertible Senior Notes, due 2027 (the 3.0% Notes) related to the amortization of the debt discount and deferred financing costs of approximately $9.9 million and $6.4 million for the years ended December 31, 2008 and 2007, respectively.  As of December 31, 2008, accumulated deficit increased, net of taxes, $8.8 million and additional paid in capital increased $17.5 million as a result of the retrospective impact of this guidance.  As of December 31, 2007, accumulated deficit increased, net of taxes, $3.7 million and additional paid in capital increased $17.5 million as a result of the retrospective impact of this guidance.  In addition, the adjusted net income attributable to Sinclair Broadcast Group for the years ended December 31, 2008 and 2007 decreased $5.0 million and $3.7 million, respectively, with a resulting decrease to earnings per share of $0.06 and $0.04, respectively.  For the year ended December 31, 2009, the application of this new guidance increased our net loss attributable to Sinclair Broadcast Group approximately $8.7 million and resulted in an approximate increase to loss per share of $0.11.  See Note 5. Notes Payable and Commercial Bank Financing for additional information.

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

In April 2009, the FASB issued amended guidance that requires fair value disclosures of financial instruments in both interim and annual financial statements.  This guidance is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  In periods after the initial adoption, this guidance requires comparative disclosures only for periods ending subsequent to the initial adoption.  We added the required disclosures to our consolidated financial statements.

In May 2009, the FASB issued new guidance on subsequent events.   This guidance establishes general standards of accounting for and disclosure of events that occur subsequent to the balance sheet date but before financial statements are issued or are available to be issued.  This guidance does not result in significant changes in the subsequent events that an entity reports in its financial statements.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date financial statements were issued or were available to be issued.  This disclosure would alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented.  The guidance is effective for periods ending after June 15, 2009.  Subsequently, the FASB issued new guidance specifically stating that entities that file financial statements with the SEC shall evaluate subsequent events through the date the financial statements are issued but are not required to disclose that date in the financial statements.  We added this disclosure to our consolidated financial statements.

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

In January 2010, the FASB amended the guidance on fair value measurements and disclosures to add two new disclosure provisions to the current fair value disclosure guidance, including (1) details of transfers in and out of level 1 and level 2 measurements, and (2) gross presentation of activity within the level 3 roll forward.  The guidance also amends two existing fair value disclosure requirements so that entities are required to disclose (1) the valuation techniques and inputs used to develop fair value measurements for assets and liabilities that are measured at fair value on both a recurring basis and nonrecurring basis in periods subsequent to initial recognition and (2) fair value measurement disclosures for each class of assets and liabilities.  A class is defined as a subset of assets or liabilities within a line item in the statement of financial position.  The guidance is for interim and annual reporting periods beginning after December 15, 2009, except for the changes to the level 3 roll forward which are effective for fiscal years beginning after December 15, 2010.  We have not determined the impact of this amended guidance on our consolidated financial statements.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Restricted Cash

As of December 31, 2009, we held $64.4 million in a restricted cash collateral account to be used for the redemption of the remaining $27.7 million aggregate principal amount of 3.0% Notes and $37.0 million aggregate principal amount of 4.875% Notes.  Any unused funds with respect to each series of notes held in the cash collateral account will be released to us after the expiration of the put options in May 2010 for the 3.0% Notes and in January 2011 for the 4.875% Notes, and such funds may be used for general corporate purposes.  $27.7 million of the restricted cash related to the May 2010 put option was classified as current.  Additionally, under the terms of certain lease agreements, we are required to hold $0.5 million of restricted cash related to the removal of analog equipment from some of our leased towers.

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

Programming

We have agreements with distributors for the rights to television programming over contract periods, which generally run from one to seven years.  Contract payments are made in installments over terms that are generally equal to or shorter than the contract period.  Pursuant to accounting guidance for the broadcasting industry, an asset and a liability for the rights acquired and obligations incurred under a license agreement are reported on the balance sheet where the cost of each program is known or reasonably determinable, the program material has been accepted by the licensee in accordance with the conditions of the license agreement and the program is available for its first showing or telecast. The portion of program contracts which becomes payable within one year is reflected as a current liability in the accompanying consolidated balance sheets.

The rights to this programming are reflected in the accompanying consolidated balance sheets at the lower of unamortized cost or estimated net realizable value.  Estimated net realizable values are based on management’s expectation of future advertising revenues, net of sales commissions, to be generated by the program material.  With the exception of one-year contracts amortization of program contract costs is computed using either a four-year accelerated method or based on usage, whichever method results in the most amortization for each program.  Program contract cost are amortized on a straight-line basis for one-year contracts.  Program contract costs estimated by management to be amortized in the succeeding year are classified as current assets.  Payments of program contract liabilities are typically made on a scheduled basis and are not affected by adjustments for amortization or estimated net realizable value.

Barter Arrangements

Certain program contracts provide for the exchange of advertising airtime in lieu of cash payments for the rights to such programming.  The revenues realized from station barter arrangements are recorded as the programs are aired at the estimated fair value of the advertising airtime given in exchange for the program rights.  Network programming is excluded from these calculations.  Revenues are recorded as revenues realized from station barter arrangements and the corresponding expenses are recorded as expenses recognized from station barter arrangements.  In conjunction with the 2009 termination of our MyNetworkTV affiliation agreements described in Note 10. Commitments and Contingencies, starting in September 2009 our relationship with MyNetworkTV was accounted for as a station barter arrangement.

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

Other Assets

Other assets as of December 31, 2009 and 2008 consisted of the following (in thousands):

	2009	2008
Equity and cost method investments	$75,176	$67,352
Unamortized costs related to debt issuances	30,913	9,611
Tax contingency receivable	7,692	7,443
Other	2,872	2,011
Total other assets	$116,653	$86,417

We have equity and cost method investments in private investment funds, real estate ventures and privately held small businesses.  These investments are included in our other operating divisions segment.  In the event that one or more of our investments are significant, we are required to disclose summarized financial information.  For the years ended December 31, 2009, 2008, and 2007, none of our investments were significant individually or in the aggregate.

When factors indicate that there may be a decrease in value of an equity or cost method investment, we assess that investment and determine whether a loss in value has occurred.  If that loss is deemed to be other than temporary, an impairment loss is recorded accordingly.  For any investments that indicate a potential impairment, we estimate the fair values of those investments using discounted cash flow models, unrelated third party valuations or industry comparables, based on the various facts available to us.  As a result of these reviews, we recorded an impairment of $1.0 million in the consolidated statements of operations for the year ended December 31, 2007.  No impairment was recorded for the years ended December 31, 2009 or 2008.

In addition to our equity and cost method investments mentioned above, we hold one loan in a real estate venture.  During 2008, we reserved 100% of the loan through a $3.9 million charge to other operating divisions expense in our consolidated statements of operations.

Impairment of Intangible and Long-Lived Assets

The accounting guidance for goodwill and other intangible assets requires that goodwill and indefinite-lived intangible assets be tested for impairment at least annually.  The guidance prescribes a two-step method for determining goodwill impairment. In the first step, the Company determines the fair value of the reporting unit and compares that fair value to the net book value of the reporting unit. The fair value of the reporting unit is determined using various valuation techniques, including quoted market prices, observed earnings /cash flow multiples paid for comparable television stations and discounted cash flow models.  If the net book value of the reporting unit were to exceed the fair value, we would then perform the second step of the impairment test, which requires allocation of the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value being allocated to goodwill. An impairment charge will be recognized only when the implied fair value of a reporting unit’s goodwill is less than its carrying amount.  Broadcast licenses are analyzed at the market level.  When evaluating whether a broadcast license is impaired, we compare the fair value of the broadcast licenses to the carrying amount of those same broadcast licenses.  If the carrying amount of the broadcast licenses exceeds the fair value, then an impairment loss is recorded to the extent that the carrying value of the broadcast licenses exceeds the fair value.

We periodically evaluate our long-lived assets for impairment and continue to evaluate them as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable.  We evaluate the recoverability of long-lived assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them.  At the time that such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are tested for impairment by comparing their estimated fair value to the carrying value.  We typically estimate fair value using discounted cash flow models and appraisals.  See Note 4. Goodwill and Other Intangible Assets, for more information.

Accrued Liabilities

Accrued liabilities consisted of the following as of December 31, 2009 and 2008 (in thousands):

	2009	2008
Compensation	$13,989	$14,985
Interest	16,653	10,161
Dividends payable	—	16,038
Other accruals relating to operating expenses	20,093	27,566
Deferred revenue	9,788	10,834
Total accrued liabilities	$60,523	$79,584

We do not accrue for repair and maintenance activities in advance of planned or unplanned major maintenance activities.  We expense these activities when incurred.

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities.  We provide a valuation allowance for deferred tax assets if we determine, based on the weight of available evidence, that it is more likely than not that some or all of the deferred tax assets will not be realized.  As of December 31, 2009, valuation allowances have been provided for a substantial amount of our available state net operating losses.   Management periodically performs a comprehensive review of our tax positions and accrues amounts for tax contingencies.  Based on these reviews, the status of ongoing audits and the expiration of applicable statute of limitations, accruals are adjusted as necessary in accordance with income tax accounting guidance.

Supplemental Information — Statements of Cash Flows

During 2009, 2008 and 2007, we had the following cash transactions (in thousands):

	2009	2008	2007
Income taxes paid related to continuing operations	$537	$3,477	$258
Income tax refunds received related to continuing operations	$2,975	$11,810	$7,756
Income tax refunds received related to discontinued operations	$—	$5,501	$157
Interest paid	$61,266	$73,041	$97,649
Premium payments related to extinguishment of debt	$—	$301	$27,285
Debt assumed in conjunction with the acquisition of other operating divisions companies	$—	$—	$7,120

Non-cash barter and trade expense are presented in the consolidated statements of operations.  Non-cash transactions related to capital lease obligations were $2.3 million, $10.0 million and $8.9 million for the years ended December 31, 2009, 2008 and 2007, respectively.  Debt assumed in conjunction with the acquisition of other operating divisions companies is non-recourse to us.

Local Marketing Agreements

We generally enter into LMAs and similar arrangements with stations located in markets in which we already own and operate a station.  Under the terms of these agreements, we make specified periodic payments to the owner-operator in exchange for the right to program and sell advertising on a specific portion of the station’s inventory of broadcast time.  Nevertheless, as the holder of the FCC license, the owner-operator retains control and responsibility for the operation of the station, including responsibility over all programming content broadcast on the station.

Included in the accompanying consolidated statements of operations for the years ended December 31, 2009, 2008 and 2007 are net revenues of $100.9 million, $109.7 million and $109.3 million, respectively, that relate to LMAs.

Outsourcing Agreements

We have entered into outsourcing agreements in which our stations provide, or are provided, various non-programming related services such as sales, operational and managerial services to, or by, other stations.

Revenue Recognition

Total revenues include: (i) cash and barter advertising revenues, net of agency commissions; (ii) retransmission consent fees; (iii) network compensation; (iv) other broadcast revenues and (v) revenues from our other operating divisions.

Advertising revenues, net of agency commissions, are recognized in the period during which time spots are aired.

Our retransmission consent agreements contain both advertising and retransmission consent elements.  We have determined that our retransmission consent agreements are revenue arrangements with multiple deliverables.  Advertising and retransmission consent deliverables sold under our agreements are separated into different units of accounting at fair value.   Revenue applicable to the advertising element of the arrangement is recognized similar to the advertising revenue policy noted above.  Revenue applicable to the retransmission consent element of the arrangement is recognized ratably over the life of the agreement.

Network compensation revenue is recognized ratably over the term of the contract.  All other significant revenues are recognized as services are provided.

Advertising Expenses

Advertising expenses are recorded in the period when incurred and are included in station production expenses.  Total advertising expenses from continuing operations, net of advertising co-op credits, were $3.9 million, $7.6 million and $8.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Financial Instruments

Financial instruments, as of December 31, 2009 and 2008, consisted of cash and cash equivalents, trade accounts receivable, notes receivable (which are included in other current assets), derivatives, accounts payable, accrued liabilities and notes payable.  The carrying amounts approximate fair value for each of these financial instruments, except for the notes payable.  See Note 5. Notes Payable and Commercial Bank Financing, for additional information regarding the fair value of notes payable.

Pension

We are required to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of our pension plan in our consolidated financial statements.  At adoption, in 2006, we recorded an adjustment to accumulated other comprehensive loss of $2.5 million (net of taxes of $1.7 million) that represented the net unrecognized actuarial losses which we previously netted against the plan’s funded status in our consolidated financial statements.  As of December 31, 2009 and 2008, we held a liability of $3.9 million and $2.2 million, respectively, representing the under funded status of our defined benefit pension plan.

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

Options.  In June 1996, our Board of Directors adopted, upon approval of the shareholders by proxy, the 1996 Long-Term Incentive Plan (LTIP).  The purpose of the LTIP is to reward key individuals for making major contributions to our success and the success of our subsidiaries and to attract and retain the services of qualified and capable employees.  Options granted pursuant to the LTIP must be exercised within 10 years following the grant date.  A total of 14,000,000 shares of Class A Common Stock are reserved for awards under this plan.  As of December 31, 2009, 11,294,259 shares (including forfeited shares) were available for future grants.

The following is a summary of changes in outstanding stock options:

	Options	Weighted-Average Exercise Price	Exercisable	Weighted-Average Exercise Price
Outstanding at December 31, 2008 2009 Activity:	506,250	$12.45	506,250	$12.45
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(116,750)	18.14	—	—
Outstanding at December 31, 2009	389,500	$10.74	389,500	$10.74

RSAs.  RSAs are granted to employees pursuant to the LTIP.  RSAs have certain restrictions that lapse over three years at 25%, 25% and 50%, respectively.  As the restrictions lapse, the Class A Common Stock may be freely traded on the open market.  We awarded 95,500 RSAs that had a fair value of $8.94 per share and 55,500 RSAs that had a fair value of $15.78 per share on April 1, 2008 and April 2, 2007, respectively. The fair value assumes the value of the stock on the trading date immediately prior to the grant date.  No RSAs were granted in 2009, however, 750 RSAs were forfeited.  As of December 31, 2009, 91,625 shares were vested.  For the years ended December 31, 2009, 2008 and 2007, we recorded expense of $0.6 million, $0.6 million and $0.3 million, respectively.  This expense reduced our consolidated income, but it had no effect on our consolidated cash flows.  RSAs are included in total equivalent shares outstanding at the end of each period, which results in a dilutive effect on our basic and diluted loss per share.

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

The initial exercise price for options under the ESPP is 85% of the lesser of the fair market value of the common stock as of the first day of the quarter and as of the last day of that quarter. No participant can purchase more than $25,000 worth of our common stock over all payroll deduction periods ending during the same calendar year.  We value the stock options under the ESPP using the Black-Scholes option pricing model, which incorporates the following assumptions as of December 31, 2009, 2008 and 2007:

	2009	2008	2007
Risk-free interest rate	0.28%	1.36%	5.23%
Expected life	91 days	91 days	91 days
Expected volatility	137.40%	117.70%	38.38%
Annual dividend yield	0.00%	15.22%	5.60%

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

The stock-based compensation expense recorded related to the ESPP for the years ended December 31, 2009, 2008 and 2007 was $0.3 million, $0.2 million and $0.2 million, respectively.  Less than 0.4 million shares were issued to employees during the year ended December 31, 2009.  This expense reduced our consolidated income, but it had no effect on our consolidated cash flows.  Additionally, options issued under the ESPP are included in the total shares outstanding at the end of each period, which results in a dilutive effect on our basic and diluted earnings per share.

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

The value of the Match is based on the level of elective deferrals into the 401(k) plan.  The amount of shares of our Class A Common Stock used to make the Match is determined using the closing price on or about March 1st of each year for the previous calendar year’s Match.  The Match is discretionary and is equal to a maximum of 50% of elective deferrals by eligible employees, capped at 4% of the employee’s total cash compensation.  For the years ended December 31, 2009, 2008 and 2007, we recorded zero, $2.0 million and $1.9 million, respectively, of compensation expense related to the Match. We did not make a 401(k) plan Match in 2009.

SARs.  On April 1, 2008, 350,000 SARs were granted to David Smith, our President and Chief Executive Officer, pursuant to the LTIP.  The base value of each SAR is $8.94 per share, which was the closing price of our Class A Common Stock on the grant date.  The SARs had a grant date fair value of $0.5 million.  On April 2, 2007, 200,000 SARs were granted to David Smith pursuant to the LTIP.  The base value of each SAR is $15.78 per share, which was the closing price of our Class A Common Stock on the grant date. The SARs had a grant date fair value of $1.0 million. The SARs have a 10-year term and vest immediately.  No SARS were granted in 2009.  We valued the SARs using the Black-Scholes model and the following assumptions:

	2008	2007
Risk-free interest rate	4.25%	5.17%
Expected life	10 years	10 years
Expected volatility	46.10%	36.16%
Annual dividend yield	9.23%	3.96%

For the years ended December 31, 2008 and 2007, we recorded compensation expense of $0.5 million and $1.0 million, respectively, related to these grants.  This expense reduced our consolidated income, but had no effect on our consolidated cash flows.  During 2009, 2008 and 2007, these SARs had no effect on the shares used in our basic and diluted earnings per share.

Subsidiary Stock Awards.  From time to time, we grant subsidiary stock awards to employees.  The subsidiary stock is typically in the form of a membership interest in a consolidated limited liability company, not traded on a public exchange and valued based on the estimated fair value of the subsidiary.  Fair value is typically estimated using discounted cash flow models and appraisals.  These stock awards vest immediately.  For the years ended December 31, 2008 and 2007, we recorded compensation expense of $2.5 million and $0.7 million, respectively, related to these awards. We did not issue any subsidiary stock awards in 2009.  This expense reduced our consolidated income, but had no effect on our consolidated cash flows.  These awards have no effect on the shares used in our basic and diluted earnings per share.

Stock Grants to Non-Employee Directors.  In addition to directors fees paid, on the date of each of our annual meetings of shareholders, each non-employee director receives a grant of shares of Class A Common Stock pursuant to the LTIP.  In 2009, 2008 and 2007, each non-employee director received 5,000 shares, respectively.  On June 4, 2009, May 15, 2008 and May 10, 2007, we granted 25,000 shares that had a fair value of $2.09 per share, 25,000 shares that had a fair value of $9.28 per share and 25,000 shares that had a fair value of $15.27 per share, respectively. The fair value assumes the closing value of the stock on the date of grant.  We recorded an expense of less than $0.1 million, $0.2 million and $0.4 million on the date of grant for the years ended December 31, 2009, 2008 and 2007, respectively.  This expense reduced our consolidated income, but it had no effect on our consolidated cash flows.  Additionally, these shares are included in the total shares outstanding, which results in a dilutive effect on our basic and diluted loss per share.

3.              PROPERTY AND EQUIPMENT:

Property and equipment are stated at cost, less accumulated depreciation.  Depreciation is computed under the straight-line method over the following estimated useful lives:

Buildings and improvements	10 - 30 years
Station equipment	5 - 10 years
Office furniture and equipment	5 - 10 years
Leasehold improvements	Lesser of 10 - 30 years or lease term
Automotive equipment	3 - 5 years
Property and equipment under capital leases	Lease term

Property and equipment consisted of the following as of December 31, 2009 and 2008 (in thousands):

	2009	2008
Land and improvements	$20,060	$20,598
Real estate held for development and sale	52,049	49,567
Buildings and improvements	91,396	88,137
Station equipment	345,809	372,121
Office furniture and equipment	44,120	45,222
Leasehold improvements	15,286	15,593
Automotive equipment	12,006	12,591
Capital leased assets	80,483	94,842
Construction in progress	1,368	3,998
	662,577	702,669
Less: accumulated depreciation	(366,350)	(365,705)
	$296,227	$336,964

Capital leased assets are related to building, tower and station equipment leases.  Depreciation related to capital leases is included in depreciation expense in the consolidated statements of operations.  We recorded capital lease depreciation expense of $4.7 million, $5.3 million and $4.8 million for the years ended December 31, 2009, 2008 and 2007, respectively.  Approximately, $18.3 million of property and equipment related to consolidated VIEs for each of 2009 and 2008.

4.                          GOODWILL, BROADCAST LICENSES AND OTHER INTANGIBLE ASSETS:

Goodwill and broadcast licenses are required to be tested for impairment at least annually.  We test our broadcast licenses and goodwill annually during the fourth quarter each year and between annual evaluations if events occur or circumstances change that indicate that the fair value of our reporting units or licenses may be below their carrying amount.  During the first quarter of 2009, due to the severity of the economic downturn and the decrease in our market capitalization, we tested our goodwill and broadcast licenses for impairment similar to the testing performed in the fourth quarter of 2008.  We did not have any indicators of impairment in the second or third quarters of 2009 and therefore did not perform impairment tests for those periods.  We performed our annual impairment test in the fourth quarter of 2009.

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

The impairment charge taken during the year ended December 31, 2008 was primarily due to the severe economic downturn during the fourth quarter and, as a result, we made further revisions to our forecasted cash flows, cash flow multiples and discount rates.  Broadcast licenses were impaired in 31 of 35 markets.  We recorded goodwill impairment in four markets including Flint/Saginaw/Bay City, Michigan; Las Vegas, Nevada; Springfield/Champaign, Illinois and St. Louis, Missouri.

During the year ended December 31, 2008, certain events led us to test our goodwill associated with an other operating division company, Acrodyne Communications, Inc.  As a result of this testing, we recorded a $1.6 million impairment charge in our consolidated statements of operations.  There was no impairment related to our other operating division companies for the year ended December 31, 2009.

We recorded an impairment charge in the first quarter of 2009 based on an interim impairment test performed as a result of the severe economic downturn and continued decrease in our market capitalization.  As a result of this test, we recorded $69.5 million and $60.6 million in impairment charges related to our goodwill and broadcast licenses, respectively, in the first quarter of 2009.  Broadcast licenses were impaired in 28 of 35 markets.  The fair value of the broadcast licenses was $85.3 million.  We recorded goodwill impairment in three markets including Cedar Rapids, Iowa; Charleston, West Virginia; and Madison, Wisconsin.

The impairment charge taken during the fourth quarter of 2009 was primarily due to the continued deterioration of the economy and further revisions to our forecasted cash flows, cash flow multiples and discount rates. As a result of this test, we recorded $94.7 million and $24.3 million in impairment charges related to our goodwill and broadcast licenses, respectively, in the fourth quarter of 2009.  Broadcast licenses were impaired in 18 of 35 markets.  We recorded goodwill impairment in two markets including Buffalo, New York; and Pensacola, Florida.

The carrying value and fair value of the goodwill of our markets which were impaired during the year and the carrying value and fair value of our broadcast licenses as of the date of our interim and annual impairment tests in 2009 and annual impairment test in 2008 were as follows (in thousands):

		Fair Value Measurements Using
Description	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Total Impairment Losses
Year Ended December 31, 2009
Goodwill of markets which were impaired during the year	$55,762	$—	$—	$55,762	(a)	$164,171
Broadcast licenses	$51,542	$—	$—	$51,542	(b)	$80,434

Year Ended December 31, 2008
Goodwill of markets which were impaired during the year	$20,094	$—	$—	$20,094	(a)	$191,840
Broadcast licenses	$112,415	$—	$—	$112,415	(b)	$270,422

(a)         The fair value above represents the implied fair value of the goodwill assigned to the four impaired markets in 2008 and the five impaired markets in 2009 for which we were required to calculate this amount.  It excludes goodwill of $604.2 million and $804.1 million at December 31, 2009 and 2008, respectively, for which we were not required to calculate the fair value.

(b)        The fair value above represents the fair value of the broadcast licenses that were impaired in 2009 and 2008 and recorded to fair value.  It excludes $0.4 million of broadcast licenses at December 31, 2009 and $20.0 million of broadcast licenses at December 31, 2008 which were not impaired in 2009 or 2008 which had fair values in excess of carrying value.

The key assumptions used to determine the fair value of our reporting units to test our goodwill for impairment and to determine the fair value of our broadcast licenses consist of discount rates, revenue and expense growth rates, constant growth rates and comparable business multiples.  The revenue and expense growth rates used in our goodwill impairment testing and the revenue, expense and constant growth rates used in determining the fair value of our broadcast licenses are relatively comparable from 2008 to 2009.  However, the baseline cash flows to which these growth rates were applied decreased due to the continued deterioration of the economy.  The growth rates are based on market studies, industry knowledge and historical performance.

The discount rates used to determine the fair value of our reporting units to test our goodwill for impairment and to determine the fair value of our broadcast licenses have increased from 2008 to 2009.  The discount rate is based on a number of factors including market interest rates, a weighted average cost of capital analysis based on the target capital structure for a television station, and includes adjustments for market risk and company specific risk.  The increase in the discount rate is primarily due to a more heavily weighted cost of equity in 2009 as well as an increase in the general cost of equity.

The comparable business multiple used to determine the fair value of our reporting units to test our goodwill for impairment has decreased slightly from 2008 to 2009.  It is an estimate of the multiple that would most likely be paid for a mature, cash flowing television station in the current marketplace.  The decrease in the multiple is primarily due to the continued deterioration in the economy.

After taking the effect of the above mentioned impairment, as of December 31, 2009, all of our reporting units tested for goodwill impairment had fair values that were greater than the carrying value by more than 10%.

As of December 31, 2009 and 2008, the carrying amount of our broadcast licenses related to continuing operations was as follows (in thousands):

	As of December 31,
	2009	2008
Beginning balance	$132,422	$401,130
Broadcast license impairment charge (a)	(80,434)	(270,422)
Acquisition of television station (b)	—	1,714
Ending balance (c)	$51,988	$132,422

(a)          In 2009, an impairment of $4.5 million was recorded against purchase option assets included in other assets in the consolidated balance sheet.  These purchase options give us the right to purchase the license assets of certain stations.

(b)         In February 2008, we acquired the non-licensed assets of KFXA-TV in Cedar Rapids.  The KFXA-TV is a VIE and we are the primary beneficiary, therefore, we consolidate the license assets as well.

(c)          Approximately $4.3 million and $11.5 million of broadcast licenses relate to consolidated VIEs as of December 31, 2009 and 2008, respectively.

The change in the carrying amount of goodwill related to continuing operations was as follows (in thousands):

	2009	2008
Balance as of January 1,	$1,073,590	$1,066,531
Accumulated impairment losses	(249,402)	(55,937)
	824,188	1,010,594
Acquisition of television stations (a)	—	6,999
Acquisition of other operating divisions companies (b)	—	60
Impairment losses (c)	(164,171)	(193,465)

Balance as of December 31,
Goodwill	1,073,590	1,073,590
Accumulated impairment losses	(413,573)	(249,402)
	$660,017	$824,188

(a)          In February 2008, we acquired the non-licensed assets of KFXA-TV in Cedar Rapids, Iowa.

(b)         In 2008, we finalized the purchase price allocation for Alarm Funding Associates, LLC, purchased in November 2007.

(c)          In 2009, all of the goodwill impairment charge related to our broadcast segment.  Approximately $191.9 million of the goodwill impairment charge in 2008 related to our broadcast segment and $1.6 million related to our other operating divisions segment.

Definite-lived intangible assets and other assets subject to amortization are being amortized on a straight-line basis over periods of 5 to 25 years.  These amounts result from the acquisition of certain television station non-license assets.  We analyze specific definite-lived intangibles for impairment when events occur that may impact their value in accordance with the respective accounting guidance for long-lived assets.  There was no impairment charge recorded for the years ended December 31, 2009 and 2008, respectively.

The following table shows the gross carrying amount and accumulated amortization of intangibles and estimated amortization related to continuing operations (in thousands):

	Weighted Average	As of December 31, 2009			As of December 31, 2008
	Amortization Period	Gross Carrying Amount		Accumulated Amortization	Gross Carrying Amount		Accumulated Amortization

Amortized intangible assets:
Network affiliation	25 years	$245,160		$(122,718)	$245,160	(a)	$(109,638)
Decaying advertiser base	15 years	122,375		(106,248)	122,375		(100,563)
Other	15 years	86,983	(c)	(32,147)	76,967	(b)	(28,558)
Total		$454,518		$(261,113)	$444,502		$(238,759)

(a)          During 2008, we acquired the non-license assets of KFXA-TV in Cedar Rapids, Iowa.

(b)         During 2008, we acquired $17.6 million purchase option intangible related to Bay Creek and $7.7 million in additional purchases of alarm monitoring contracts.

(c)          During 2009, we purchased $15.2 million in additional alarm monitoring contracts.

The amortization expense of the definite-lived intangible assets and other assets for the years ended December 31, 2009, 2008 and 2007 was $22.4 million, $18.3 million and $17.6 million, respectively.  The following table shows the estimated amortization expense of the definite-lived intangible assets and other assets for the next five years (in thousands):

For the year ended December 31, 2010	$18,460
For the year ended December 31, 2011	17,134
For the year ended December 31, 2012	15,978
For the year ended December 31, 2013	14,060
For the year ended December 31, 2014	11,734
Thereafter	116,039
$193,405

5.              NOTES PAYABLE AND COMMERCIAL BANK FINANCING:

Bank Credit Agreement

On December 21, 2006, we amended and restated the previous bank credit agreement.  The previous bank credit agreement (the 2006 Bank Credit Agreement), in effect on December 31, 2006, included a Term Loan A (the Term Loan A) of $100.0 million, a Revolving Credit Facility (the Previous Revolving Credit Facility) of $175.0 million and a Term Loan A-1 facility (the Term Loan A-1) of $225.0 million maturing on December 31, 2011, June 30, 2011 and December 31, 2012, respectively.

On October 29, 2009, concurrently with the closing of the offering of the 9.25% Senior Secured Second Lien Notes, due 2017 (the 9.25% Notes) we entered into a new bank credit agreement (the Bank Credit Agreement) by amending and restating the 2006 Bank Credit Agreement.  The final terms of the Bank Credit Agreement are set forth below.  The Bank Credit Agreement includes the following facilities:

•                  A new six-year term loan facility (Term Loan B) of $330.0 million, the net proceeds of which were used to prepay the outstanding term loans and a portion of the Revolving Credit Facility (see below) under the Bank Credit Agreement.  The Term Loan B bears interest at the London Interbank Offered Rate (LIBOR) plus 4.50% with a 2.0% LIBOR floor and principal amortizes at a rate of 0.25% per quarter commencing on March 31, 2011, continuing until the scheduled final payment on October 29, 2015, with 95.25% due at maturity, or upon earlier termination of the Term Loan B pursuant to the terms in the Bank Credit Agreement.  We have the right to prepay the Term Loan B at any time without prepayment penalty.

•                  An amended and restated revolving credit facility (the Revolving Credit Facility), which we drew upon to repay amounts outstanding under the Previous Revolving Credit Facility pursuant to the 2006 Bank Credit Agreement following the closing of the Bank Credit Agreement, and thereafter is available for general corporate purposes.   Under the terms of the Revolving Credit Facility, $60.5 million in existing commitments will remain in place under the Previous Revolving Credit Facility pricing, which as of December 31, 2009 was LIBOR plus 1.25% and will mature June 2011.  In addition, $75.4 million in commitments under the Previous Revolving Credit Facility were extended until December 31, 2013 at a price of LIBOR plus 4.00% with a 2.0% LIBOR floor.  We have the right to prepay the Revolving Credit Facility at any time without prepayment penalty.  As of December 31, 2009 we did not have any amounts drawn under the Revolving Credit Facility.

•                  Provision for one or more incremental term loans, which may be drawn upon from time to time to meet working capital needs.

The weighted average interest rate of the Term Loan B for the year ended December 31, 2009 was 6.96%.  The weighted average interest rate of the Term Loan A and Term Loan A-1 for the year ended December 31, 2008 was 3.76% and 3.94%, respectively.  During 2009, 2008 and 2007, the interest expense relating to the 2006 Bank Credit Agreement and/or the Bank Credit Agreement was $8.5 million, $14.1 million and $19.6 million, respectively.

8.75% Senior Subordinated Notes, Due 2011

In December 2001, we completed an issuance of $310.0 million aggregate principal amount of 8.75% Senior Subordinated Notes, due 2011 (the 8.75% Notes).  Interest on the 8.75% Notes was paid semiannually on June 15 and December 15 of each year.  The 8.75% Notes were issued under an indenture among us, our subsidiaries (the guarantors) and the trustee.

On January 19, 2007, we borrowed net proceeds of $225.0 million under our Term Loan A-1 pursuant to our 2006 Bank Credit Agreement.  On January 22, 2007, we used these proceeds along with $59.4 million of cash on hand and additional borrowings of $23.0 million under our Previous Revolving Credit Facility to fully redeem the aggregate principal amount of $307.4 million of our 8.75% Notes.  The redemption was effected in accordance with the terms of the indenture governing the 8.75% Notes at a redemption price of 104.375% of the principal amount of the 8.75% Notes plus accrued and unpaid interest.  As a result of the redemption, we recorded a loss from extinguishment of debt of $15.7 million representing the redemption premium and write-off of certain debt acquisition costs.

Interest expense was $1.6 million for the year ended December 31, 2007.

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

In addition to the partial redemption noted above, during 2008, we repurchased, in the open market, $38.8 million of the 8.0% Notes at face value.  As a result of these redemptions, we recorded a gain from extinguishment of debt of $0.4 million for the year ended December 31, 2008.  We did not repurchase any 8.0% Notes in 2009.

As of December 31, 2009, we may redeem all of the 8.0% Notes at a redemption premium of 1.333%, reducing incrementally to 0.0% after March 15, 2010.

Interest expense was $18.0 million, $19.4 million and $34.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.

The weighted average interest rate for the 8.0% Notes including the amortization of its bond premium was 7.83% and 7.94% for the years ended December 31, 2009 and 2008, respectively.

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

During 2009 and 2008, we redeemed, on the open market, $1.0 million and $18.1 million, respectively, of the 6.0% Debentures.  In connection with these redemptions, we recorded a gain from extinguishment of debt of $0.4 million and $2.2 million for the years ended December 31, 2009 and 2008, respectively.

As of December 31, 2009, we may redeem all of the 6.0% Debentures at no redemption premium.

Interest expense was $8.0 million, $9.0 million, and $9.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.

The weighted average interest rate for the 6.0% Debentures including the amortization of its bond discount was 8.65% and 8.52% for the years ended December 31, 2009 and 2008, respectively.

9.25% Senior Secured Second Lien Notes, Due 2017

On October 29, 2009, we issued $500.0 million aggregate principal amount of the 9.25% Notes that mature on November 1, 2017, pursuant to an indenture, dated as of October 29, 2009 (the Indenture).  The 9.25% Notes were priced at 97.264% of their par value and accrue interest at a rate of 9.25% beginning on the issue date.  Interest on the 9.25% Notes will be paid on May 1 and November 1 of each year, beginning May 1, 2010.  Prior to November 1, 2013, we may redeem the 9.25% Notes in whole, but not in part, at any time at a price equal to 100% of the principal amount of the 9.25% Notes plus accrued and unpaid interest, plus a “make-whole premium” as set forth in the Indenture.  Beginning on November 1, 2013, we may redeem some or all of the 9.25% Notes at any time or from time to time at the redemption prices set forth in the Indenture.  In addition, on or prior to November 1, 2012, we may redeem up to 35.0% of the 9.25% Notes using the proceeds of certain equity offerings.  Upon the sale of certain of our assets or certain changes of control, the holders of the 9.25% Notes may require us to repurchase some or all of the 9.25% Notes.

The net proceeds from the offering of the 9.25% Notes were used to fund the tender offers for our 3.0% Notes and 4.875% Notes, to pay amounts outstanding under the 2006 Bank Credit Agreement and to pay fees and expenses related to the amendment and restatement of the Bank Credit Agreement and the transactions we entered into, as contemplated by the non-binding Memorandum of Understanding (the MOU) with Cunningham discussed in Note 11, Related Party Transactions.  Approximately $435.5 million of the net proceeds from the offering were held in a cash collateral account until November 9, 2009, when $265.1 million and $106.0 million were released to fund the purchase of a portion of the 3.0% Notes and 4.875% Notes, respectively, pursuant to the tender offers.  As of December 31, 2009, we held $64.4 million in a restricted cash collateral account to be used to redeem the remaining 3.0% Notes or 4.875% Notes until the expiration of the holders’ put options in May 2010 and January 2011, respectively, at which times the funds held with respect to each series of notes will be released to us and may be used for general corporate purposes.

The weighted average interest rate for the 9.25% Notes including the amortization of its bond discount was 9.72% for the year ended December 31, 2009.

Interest expense was $8.3 million for the year ended December 31, 2009.

4.875% Convertible Senior Notes, Due 2018

During May 2003, we completed a private placement of $150.0 million aggregate principal amount of the 4.875% Notes.  The 4.875% Notes were issued at par, mature on July 15, 2018, and have the following characteristics:

•                  the 4.875% Notes are convertible into shares of our Class A Common Stock at the option of the holder upon certain circumstances including certain debt downgrades.  In June 2009, Moody’s and S&P reduced the rating on the 4.875% Notes.  As a result, any holder of the 4.875% Note may surrender all or any portion of their notes for a conversion into our Class A Common Stock at any time at the then-applicable conversion rate.  The conversion price is $22.37 until March 31, 2011, at which time the conversion price increases quarterly until reaching $28.07 on July 15, 2018;

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

On October 8, 2009, we commenced tender offers to purchase for cash any and all of the outstanding 4.875% Notes.  We offered to purchase each of the 4.875% Notes at a purchase price of $980 per $1,000 principal amount, plus accrued and unpaid interest, to, but excluding, the settlement date.  The tender offers expired on November 5, 2009.  As of that date, approximately $106.5 million of the 4.875% notes were tendered, resulting in a gain from extinguishment of debt of $0.2 million for the year ended December 31, 2009.  As of December 31, 2009, the outstanding balance of the 4.875% Notes was $37.0 million.

On January 26, 2010, we commenced another tender offer for any and all of the outstanding 4.875% Notes.  As of February 23, 2010, $14.3 million of our 4.875% Notes were tendered.

As of December 31, 2009, the conversion price of the 4.875% Notes was $22.37 per share and the number of Class A Common Stock that would be delivered upon conversion was 1,654,671.

The weighted average interest rate for the 4.875% Notes was 4.875% for the years ended December 31, 2009 and 2008, respectively.

Interest expense was $6.2 million for the year ended December 31, 2009 and $7.3 million for each of the years ended December 31, 2008 and 2007.

3.0% Convertible Senior Notes, Due 2027

On May 10, 2007, we completed an offering of $300.0 million aggregate principal amount of 3.0% Notes.  Upon certain conditions, the 3.0% Notes are convertible into cash and, in certain circumstances, shares of Class A Common Stock.  If the 3.0% Notes are converted into Class A Common Stock prior to maturity, they are convertible at an initial conversion price of $20.43 per share, subject to adjustment, which is equal to an initial conversion rate of approximately 48.9476 shares of Class A Common Stock per $1,000 principal amount of notes.

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

On October 8, 2009, we commenced tender offers to purchase for cash any and all of the outstanding 3.0% Notes.  We offered to purchase each of the 3.0% Notes at a purchase price of $980 per $1,000 principal amount, plus accrued and unpaid interest, to, but excluding, the settlement date.  The tender offers expired on November 5, 2009.  As of that date, approximately $266.6 million of the 3.0% notes were tendered, resulting in a gain from extinguishment of debt of $0.4 million for the year ended December 31, 2009. Additionally, during 2009, we redeemed, on the open market, $50.7 million of the 3.0% Notes.  We recorded an $18.5 million gain from extinguishment of debt related to these redemptions for the year ended December 31, 2009.  As of December 31, 2009, the outstanding balance of the 3.0% Notes was $27.7 million.

On January 26, 2010, we commenced another tender offer for any outstanding 3.0% Notes.  As of February 23, 2010, $12.3 million of our 3.0% Notes were tendered.

During 2009, we were required to retrospectively adopt new accounting guidance that requires our 3.0% Notes to be bifurcated between its liability and equity components in a manner that reflects our nonconvertible debt borrowing rate when interest is expensed relative to the notes.  For further information regarding the adoption of this guidance, see the Recent Accounting Pronouncements section in Note 1. Nature of Operations and Summary of Significant Accounting Policies.

As of December 31, 2009 and December 31, 2008, the carrying amount of the equity component of the 3.0% Notes was $30.4 million.  As of December 31, 2009, after considering the effect of the tender offer completed in November 2009, the net carrying amount of the liability component was $27.4 million which is comprised of the principal amount of $27.7 million and the unamortized discount of $0.3 million.  As of December 31, 2008 the net carrying amount of the liability component was $331.2 million which is comprised of the principal amount of $345.0 million and the unamortized discount of $13.8 million.  The unamortized discount of $0.3 million as of December 31, 2009 will be amortized through May 15, 2010 which is the first date at which the holders of the 3.0% Notes have the right to require us to repurchase the notes for cash at par.  The 3.0% Notes have call and put options features, therefore at the 3.0% Notes issuance date it was probable that they would be extinguished or refinanced by May 2010.

As of December 31, 2009, the conversion price of the 3.0% Notes was $19.65 per share and the number of shares of Class A Common Stock that would be delivered upon conversion was 1,407,990.

The effective interest rate on the liability portion of the 3.0% Notes at December 31, 2009 and 2008 was 6.35%.  For the years ended December 31, 2009, 2008 and 2007, we recorded interest expense related to the contractual coupon on the debt of $7.9 million, $10.4 million and $6.6 million, respectively, and interest expense related to the amortization of the discount of $7.6 million, $10.1 million and $6.5 million, respectively.

Cunningham Bank Credit Facility

Cunningham, one of our consolidated VIEs, holds a $33.5 million term loan facility originally entered into on March 20, 2002, with an unrelated third party.  Primarily all of Cunningham’s assets are collateral for its term loan facility, which is non-recourse to us.  On June 5, 2009, the administrative agent under Cunningham’s bank credit facility declared an event of default under the facility for failure to timely deliver certain annual financial statements as required.  As of such date, a rate of interest of LIBOR plus 5.0%, which rate includes a 2.0% default rate of interest, was instituted on all outstanding borrowings under the Cunningham bank credit facility.  On June 30, 2009, the default was waived and the termination date of the Cunningham bank credit facility was extended to July 31, 2009, subject to certain conditions, including maintaining the default interest rate.  On July 31, 2009, the Cunningham bank credit facility was further extended to October 30, 2009. The extension required that Cunningham make $0.2 million principal payments on its term loan facility as of the first day of each of August, September and October with the balance due on October 30, 2009.  To avoid any potential bankruptcy of Cunningham, the lenders under Cunningham’s existing credit facility indicated their willingness to replace such credit facility with a new credit facility, which was conditioned upon Cunningham’s demonstration that it can repay the outstanding principal balance due under the facility within three years.  The interest rate of the new credit facility is LIBOR plus 4.5% with a 2.0% floor.  As a result, Cunningham asked us to restructure certain of its arrangements with us, including the LMAs, which negotiations led to the execution of the MOU and the consummation of the transactions contemplated therein.  See Note 11. Related Person Transactions for more information.

Our Bank Credit Agreement contains certain cross-default provisions with certain material third-party licensees.  As of December 31, 2009, Cunningham was the sole material third party licensee as defined in our Bank Credit Agreement.  A default by a material third-party licensee including a default caused by insolvency would cause an event of default under our Bank Credit Agreement.

For the years ended December 31, 2009, 2008 and 2007, the interest expense relating to Cunningham’s term loan facility was $1.8 million, $2.0 million and $2.3 million, respectively.

Other Operating Divisions Segment Debt

Other operating divisions segment debt includes the debt of our consolidated subsidiaries with non-broadcast related operations.  This debt is non-recourse to us.  Interest is paid on this debt at rates typically ranging from LIBOR plus 2.75% to a fixed 6.11% during 2009.  During 2009, 2008 and 2007, interest expense on this debt was $3.8 million, $1.0 million and $0.6 million, respectively.

Summary

Notes payable, capital leases and the Bank Credit Agreement consisted of the following as of December 31, 2009 and 2008 (in thousands):

	2009	2008
2006 Bank Credit Agreement, Revolving Credit Facility	$—	$84,636
2006 Bank Credit Agreement, Term Loan A	—	90,000
2006 Bank Credit Agreement, Term Loan A-1	—	225,000
Bank Credit Agreement, Term Loan B	330,000	—
Cunningham Term Loan Facility (non-recourse)	32,900	33,500
8.0% Senior Subordinated Notes, due 2012	224,663	224,663
6.0% Convertible Debentures, due 2012	134,121	135,156
9.25% Senior Secured Second Lien Notes, due 2017	500,000	—
4.875% Convertible Senior Notes, due 2018	37,016	143,519
3.0% Convertible Senior Notes, due 2027	27,667	345,000
Capital leases	43,592	52,979
Other operating divisions segment debt (all non-recourse)	37,756	19,301
	1,367,715	1,353,754
Plus: Premium on 8.0% Senior Subordinated Notes, due 2012	2,734	3,978
Less: Discount on Bank Credit Agreement, Term Loan B	(6,449)	—
Less: Discount on 6.0% Convertible Debentures, due 2012	(11,639)	(15,343)
Less: Discount on 9.25% Senior Secured Second Lien Notes, due 2017	(13,481)	—
Less: Discount on 3.0% Convertible Notes, due 2027	(284)	(13,817)
Less: Current portion	(40,632)	(67,066)
	$1,297,964	$1,261,506

Indebtedness under the notes payable, capital leases and the Bank Credit Agreement as of December 31, 2009 matures as follows (in thousands):

	Notes and Bank Credit Agreement (a)	Capital Leases	Total
2010	$40,243	$4,605	$44,848
2011	70,520	4,746	75,266
2012	379,944	4,900	384,844
2013	3,300	5,066	8,366
2014	6,914	5,452	12,366
2015 and thereafter	823,202	64,625	887,827
Total minimum payments	1,324,123	89,394	1,413,517
Plus: Premium on 8.0% Senior Subordinated Notes, due 2012	2,734	—	2,734
Less: Discount on Term Loan B	(6,449)	—	(6,449)
Less: Discount on 6.0% Convertible Debentures, due 2012	(11,639)	—	(11,639)
Less: Discount on 9.25% Notes, due 2017	(13,481)	—	(13,481)
Less: Discount on 3.0% Notes, due 2027	(284)	—	(284)
Less: Amount representing interest	—	(45,802)	(45,802)
	$1,295,004	$43,592	$1,338,596

(a)          The 3.0% Notes and 4.875% Notes may be put to us at par in May 2010 and January 2011, respectively.  The table above presents the face value of the Notes in the accelerated period that the principal payment of the notes could be due.  If the 3.0% Notes and 4.875% Notes are not put to us, and we do not call them, they would be scheduled to mature on May 2027 and July 2018.

Substantially all of our stock in our wholly-owned subsidiaries has been pledged as security for the Bank Credit Agreement.

As of December 31, 2009, our broadcast segment had 27 capital leases with non-affiliates, including 26 tower leases and one building lease and our other operating divisions segment had 3 capital equipment leases and one building lease.  All of our tower leases will expire within the next 29 years and the building lease will expire within the next 9 years.  Most of our leases have 5-10 year renewal options and it is expected that these leases will be renewed or replaced within the normal course of business.  For more information related to our affiliate notes and capital leases, see Note 11. Related Person Transactions.

We filed a $500.0 million universal shelf registration statement with the SEC which became effective April 22, 2009.  We may use the universal shelf registration statement to issue common and preferred equity, debt securities and securities convertible into equity.

6.              PROGRAM CONTRACTS PAYABLE:

Future payments required under program contracts as of December 31, 2009 were as follows (in thousands):

2010	$91,995
2011	24,540
2012	15,535
2013	8,373
Total	140,443
Less: Current portion	(91,995)
Long-term portion of program contracts payable	$48,448

Each future periods’ film liability includes contractual amounts owed, however, what is contractually owed does not necessarily reflect what we are expected to pay during that period.  While we are contractually bound to make the payments reflected in the table during the indicated periods, industry protocol typically enables us to make film payments on a three-month lag.  Included in the current portion amounts are payments due in arrears of $23.8 million.  In addition, we have entered into non-cancelable commitments for future program rights aggregating $70.0 million as of December 31, 2009.

We perform a net realizable value calculation quarterly for each of our non-cancelable commitments in accordance with FASB guidance on Financial Reporting for Broadcasters.  We utilize sales information to estimate the future revenue of each commitment and measure that amount against the commitment.  If the estimated future revenue is less than the amount of the commitment, a loss is recorded in amortization of program contract costs and net realizable value adjustments in the consolidated statements of operations.

7.              COMMON STOCK:

Holders of Class A Common Stock are entitled to one vote per share and holders of Class B Common Stock are entitled to ten votes per share, except for votes relating to “going private” and certain other transactions.  The Class A Common Stock and the Class B Common Stock vote together as a single class, except as otherwise may be required by Maryland law, on all matters presented for a vote.  Holders of Class B Common Stock may at any time convert their shares into the same number of shares of Class A Common Stock.  During 2009, 2,000,000 Class B Common Stock converted into Class A Common Stock shares. During 2008, none of the Class B Common Stock shares were converted into Class A Common Stock shares.

Our Bank Credit Agreement and some of our subordinated debt instruments have restrictions on our ability to pay dividends.  Under the indentures governing the 8.0% Notes and 9.25% Notes, we are restricted from paying dividends on our common stock unless certain specified conditions are satisfied, including that:

•                  no event of default then exists under the indenture or certain other specified agreements relating to our indebtedness; and

•                  after taking into account the dividends payment, we are within certain restricted payment requirements contained in the indenture.

In addition, under certain of our senior unsecured debt, the payment of dividends is not permissible during a default thereunder.

No dividend payments were made in 2009.  The 2008 dividends declared were as follows:

For the quarter ended	Quarterly Dividend Per Share	Annual Dividend Per Share	Date dividends were paid
March 31, 2008	$0.200	$0.800	April 14, 2008
June 30, 2008	$0.200	$0.800	July 14, 2008
September 30, 2008	$0.200	$0.800	October 10, 2008
December 31, 2008	$0.200	$0.800	January 12, 2009

On February 5, 2008, our Board of Directors renewed its authorization to repurchase up to $150.0 million of the Class A Common Stock on the open market or through private transactions.  During 2009, we repurchased approximately 1.5 million shares of Class A Common Stock for approximately $1.5 million on the open market, including transaction costs. During 2008, we repurchased approximately 6.7 million shares of Class A Common Stock for approximately $29.8 million on the open market, including transaction cost.

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

On April 20, 2006, we terminated two of our derivative instruments with a cash payment of $3.8 million, the aggregate fair value of the derivative liabilities on that date.  These swap agreements were accounted for as fair value hedges and changes in their fair market values were reflected as adjustments to the carrying value of the underlying debt that was being hedged.  Therefore, on the termination date, the carrying value of the underlying debt was adjusted to reflect the $3.8 million payment and that amount is being treated as a discount on the underlying debt that was being hedged and is being amortized over its remaining life.  Amortization of the discount of $0.2 million and $0.4 million was recorded as interest expense for the years ended December 31, 2008 and 2007, respectively.

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

In February 2008, the counterparty to our then existing interest rate swap agreements, elected to change the termination dates of the $180.0 million and $120.0 million swaps to March 25, 2008 and March 26, 2008, respectively.  We received a termination fee of $3.2 million from the counterparty for the early termination of the $120.0 million swap.  After the removal of the related $2.4 million derivative asset from our consolidated balance sheet, the resulting $0.8 million, along with $0.2 million of interest was recorded in gain from derivative instruments in the consolidated statements of operations.  We received a termination fee of $4.8 million from the counterparty for the early termination of the $180.0 million swap.  The carrying value of the underlying debt was adjusted to reflect the $4.8 million termination fee and that amount is treated as a premium on the underlying debt that was being hedged and is amortized over its remaining life as a reduction to interest expense.  The total termination fees received of $8.0 million are included in the cash flows from financing activities section of the consolidated statement of cash flows for the year ended December 31, 2008.

In March 2009, a company in our other operating divisions segment was required to enter into an interest rate swap agreement pursuant to its underlying credit agreement.  The swap fixes the interest rate on its variable rate debt which is non-recourse to us.  The notional amount of the swap is $10.0 million and the expiration date is February 28, 2011.  The interest we pay on the swap is fixed at 1.59% and we receive interest based on three-month LIBOR.  The swap is accounted for as a derivative and changes in the fair market value are reflected as an adjustment to income.  For the year ended December 31, 2009, we recorded $0.1 million as loss on derivative instrument related to this swap agreement.

As of December 31, 2009, we have derivative instruments related to contingent cash interest features in our 4.875% Convertible Senior Notes, due 2018 and 3.0% Convertible Senior Notes, due 2027, which had negligible fair values.

9.              INCOME TAXES:

The (benefit) provision for income taxes consisted of the following for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	2009	2008	2007
(Benefit) provision for income taxes - continuing operations	$(32,512)	$(121,363)	$16,163
Provision (benefit) for income taxes - discontinued operations	350	358	(270)
Provision for income taxes - sale of discontinued operations	—	—	489
	$(32,162)	$(121,005)	$16,382
Current:
Federal	$(7,882)	$76	$(17,819)
State	669	(4)	(3,005)
	(7,213)	72	(20,824)
Deferred:
Federal	(25,598)	(115,587)	31,802
State	649	(5,490)	5,404
	(24,949)	(121,077)	37,206
	$(32,162)	$(121,005)	$16,382

The following is a reconciliation of federal income taxes at the applicable statutory rate to the recorded provision from continuing operations:

	2009	2008	2007
Federal income tax (benefit) provision at statutory rate	(35.0)%	(35.0)%	35.0%
Adjustments-
State income taxes, net of federal effect	(0.3)%	(1.3)%	5.6%
Non-deductible expense items	18.0%	3.9%	3.0%
Change in tax reserves	0.4%	—	(7.5)%
Beginning of the year valuation allowance	—	—	3.7%
Change related to reassessment of state apportionment methodologies	—	—	6.3%
Other	(2.4)%	(0.6)%	3.1%
(Benefit) provision for income taxes	(19.3)%	(33.0)%	49.2%

The non-deductible expense items include the tax effect of $27.9 million and $5.4 million relating to the impairment of goodwill and $2.0 million and $8.3 million relating to the impairment of FCC licenses that were not deductible for income tax purposes for the years ended December 31, 2009 and 2008, respectively.

During 2007, the statute of limitations expired for certain state income tax returns for 1999 through 2003.  As a result, we released $4.9 million of discrete tax and related interest reserves, of which $3.9 million and $1.2 million were recorded as a reduction of income tax provision for continuing operations and discontinued operations, respectively.

We increased our beginning-of-the-year valuation allowance balances by $1.2 million for the year ended December 31, 2007 to reflect a change in judgment with respect to the realizability of certain state tax attributes.

During the year ended December 31, 2007, we recorded a deferred tax expense of $2.1 million in continuing operations primarily related to change in our state tax apportionment factors resulting in an increase in our deferred tax liabilities.

Temporary differences between the financial reporting carrying amounts and the tax basis of assets and liabilities give rise to deferred taxes.  Total deferred tax assets and deferred tax liabilities as of December 31, 2009 and 2008 were as follows (in thousands):

	2009	2008
Current and Long-Term Deferred Tax Assets:
Net operating losses	$99,008	$87,048
FCC licenses	31,725	23,709
Intangibles	11,774	13,471
Other	25,401	38,273
	167,908	162,501
Valuation allowance for deferred tax assets	(76,834)	(84,837)
Total deferred tax assets	$91,074	$77,664

Current and Long-Term Deferred Tax Liabilities
FCC licenses	$(9,814)	$(22,305)
Intangibles	(173,836)	(183,877)
Fixed assets	(24,424)	(28,629)
Contingent interest obligations	(51,044)	(34,787)
Other	(1,898)	(3,095)
Total deferred tax liabilities	(261,016)	(272,693)
Net tax liabilities	$(169,942)	$(195,029)

Our remaining federal and state net operating losses will expire during various years from 2010 to 2029.  The pre-valuation-allowance tax effects of the federal net operating losses were $17.4 and $9.5 million as of December 31, 2009 and December 31, 2008, respectively.  The pre-valuation-allowance tax effects of the state net operating losses were $81.6 million and $77.5 million as of December 31, 2009 and December 31, 2008, respectively.   The above-mentioned tax attributes were recorded in the deferred tax accounts in the accompanying consolidated balance sheets.

We establish valuation allowances in accordance with the guidance related to accounting for income taxes.  In evaluating our ability to realize net deferred tax assets, we consider all available evidence, both positive and negative, including our past operating results, tax planning strategies and forecasts of future taxable income.  In considering these sources of taxable income, we must make certain assumptions and judgments that are based on the plans and estimates used to manage our underlying businesses. A valuation allowance has been provided for deferred tax assets based on past operating results, expected timing of the reversals of existing temporary book/tax basis differences, alternative tax strategies and projected future taxable income.  Although realization is not assured for the remaining deferred tax assets, we believe it is more likely than not that they will be realized in the future.  During the year ended December 31, 2009, we decreased our valuation allowances by $8.0 million.  The change in valuation allowance was primarily due to the removal of the fully valued federal net operating losses related to the closure of the Acrodyne business.

We adopted the guidance regarding accounting for uncertainty in income taxes on January 1, 2007.  The adoption of this guidance did not cause a material change to our contingent liability for unrecognized tax benefits.  We decreased the January 1, 2007 balance in accumulated deficit position by $0.6 million to apply the cumulative effect related to the adoption.  As of the date of adoption, we had $32.9 million of gross unrecognized tax benefits.  Of this total, $17.6 million (net of federal effect on state tax issues) and $7.8 million (net of federal effect on state tax issues) represent the amounts of unrecognized tax benefits that, if recognized, would favorably affect our effective tax rates from continuing operations and discontinued operations, respectively.

As of December 31, 2009, we had $26.1 million of gross unrecognized tax benefits.  Of this total, $15.0 million (net of federal effect on state tax issues) and $6.8 million (net of federal effect on state tax issues) represent the amounts of unrecognized tax benefits that, if recognized, would favorably affect our effective tax rates from continuing operations and discontinued operations, respectively.  As of December 31, 2008, we had $26.1 million of gross unrecognized tax benefits.  Of this total, $14.7 million (net of federal effect on state tax issues) and $6.9 million (net of federal effect on state tax issues) represent the amounts of unrecognized tax benefits that, if recognized, would favorably affect our effective tax rates from continuing operations and discontinued operations, respectively.

The following table summarizes the activity related to our accrued unrecognized tax benefits (in thousands):

	2009	2008	2007
Balance at January 1,	$26,088	$27,972	$32,913
Increases (reductions) related to prior years tax position	146	(1,017)	(649)
Increases related to current year tax positions	104	167	600
Reductions related to settlements with taxing authorities	(76)	(501)	(683)
Reductions related to expiration of the applicable statute of limitations	(114)	(533)	(4,209)
Balance at December 31,	$26,148	$26,088	$27,972

In addition, we recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.  We recognized $1.1 million, $1.4 million and $0.4 million of income tax expense for interest related to uncertain tax positions for the years ended December 31, 2009, 2008 and 2007, respectively.

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

We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions.  All of our 2006 and subsequent federal and state tax returns remain subject to examination by various tax authorities.  Some of our pre-2006 federal and state tax returns may also be subject to examination.  In addition, our 2006 and 2007 federal tax returns are currently under audit, and several of our subsidiaries are currently under state examinations for various years.  We do not anticipate the resolution of these matters will result in a material change to our consolidated financial statements.  In addition, it is reasonably possible that various statutes of limitations could expire by December 31, 2010.  We do not expect such expirations, if any, would significantly change our unrecognized tax benefits over the next twelve months.

We recognized a $0.3 million net tax provision, $0.3 million net tax provision and $0.5 million net tax benefit for the years ended December 31, 2009, 2008 and 2007, respectively, primarily attributable to the net adjustment of certain tax contingencies regarding tax returns related to discontinued operations.

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

FCC License Renewals

In 2004, we filed with the FCC an application for the license renewal of WBFF-TV in Baltimore, Maryland.  Subsequently, an individual named Richard D’Amato filed a petition to deny the application.  In 2004, we also filed with the FCC applications for the license renewal of television stations: WXLV-TV, Winston-Salem, North Carolina; WMYV-TV, Greensboro, North Carolina; WLFL-TV, Raleigh/Durham, North Carolina; WRDC-TV, Raleigh/Durham, North Carolina; WLOS-TV, Asheville, North Carolina and WMMP-TV, Charleston, South Carolina.  An organization calling itself “Free Press” filed a petition to deny the renewal applications of these stations and also the renewal applications of two other stations in those markets, which we program pursuant to LMAs: WTAT-TV, Charleston, South Carolina and WMYA-TV (formerly WBSC-TV), Anderson, South Carolina.  Several individuals and an organization named “Sinclair Media Watch” also filed informal objections to the license renewal applications of WLOS-TV and WMYA-TV, raising essentially the same arguments presented in the Free Press petition.  The FCC is in the process of considering these renewal applications and we believe the objections have no merit.

On August 1, 2005, we filed applications with the FCC requesting renewal of the broadcast licenses for WICS-TV and WICD-TV in Springfield/Champaign, Illinois.  Subsequently, various viewers filed informal objections requesting that the FCC deny these renewal applications.  On September 30, 2005, we filed an application with the FCC for the renewal of the broadcast license for KGAN-TV in Cedar Rapids, Iowa.  On December 28, 2005, an organization calling itself “Iowans for Better Local Television” filed a petition to deny that application.  In April 2009, the FCC granted the license renewal application for WICD-TV and KGAN-TV.  The FCC is in the process of considering the WICS-TV renewal application and we believe the objections and petitions requesting denial have no merit.

On August 1, 2005, we filed applications with the FCC requesting renewal of the broadcast licenses for WCGV-TV and WVTV-TV in Milwaukee, Wisconsin.  On November 1, 2005, the Milwaukee Public Interest Media Coalition filed a petition to deny these renewal applications.  On June 13, 2007, the Video Division of the FCC denied the petition to deny, and subsequently, the Milwaukee Public Interest Media Coalition filed a petition for reconsideration of that decision, which we opposed.  In July 2008, the Video Division granted the renewal application of WVTV-TV and separately denied the Milwaukee Public Interest Media Coalition’s petition for reconsideration.  On August 11, 2008, the Milwaukee Public Interest Media Coalition filed another petition for reconsideration of the decision, which we opposed.  On January 12, 2010, the FCC dismissed the second petition for reconsideration.  The WCGV-TV renewal of license application remains pending.

On February 27, 2006, James Pennino purportedly filed a petition to deny the license renewal application of WUCW-TV in Minneapolis, Minnesota.  Despite not having found any official record of the filing, we opposed the petition and the renewal application is pending.

On March 29, 2007, we filed an application with the FCC requesting renewal of the broadcast license for WPMY-TV in Pittsburgh, Pennsylvania.  On October 14, 2008, the FCC issued a letter admonishing WPMY-TV for broadcasting an episode of a children’s program provided by the WB Network that contained a commercial in which the image of the program’s main character was visible, in violation of the FCC’s children’s programming regulations.  In April 2009, the FCC granted the license renewal application.

The license renewal for WUHF-TV in Rochester, New York, had been pending since the license expired June 1, 2007.

In April 2009, the FCC granted the license renewal application.

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

Other FCC Adjudicatory Proceedings

On July 21, 2005, we filed with the FCC an application to acquire the license and non-license television broadcast assets of WNAB-TV in Nashville, Tennessee.  The Rainbow/PUSH Coalition (Rainbow/PUSH) filed a petition to deny that application and also requested that the FCC initiate a hearing to investigate whether WNAB-TV was improperly operated with WZTV-TV and WUXP-TV, two of our stations located in the same market as WNAB-TV.  The FCC is in the process of considering the transfer of the broadcast license and we believe the Rainbow/PUSH petition has no merit.

On March 15, 2006, the FCC issued a Notice of Apparent Liability for forfeiture (NAL) in the amount of $32,500 per station to a number of CBS affiliated and owned and operated stations, including KGAN-TV in Cedar Rapids, Iowa.  The NAL alleged that the stations broadcast indecent material contained in an episode of “Without a Trace,” a CBS network program that aired on December 31, 2004 at 9:00 p.m.  CBS opposed the NAL but has not agreed to indemnify its affiliates for the full amount of this liability, if any.  We cannot predict the outcome of this proceeding or the effect of any adverse outcome on the station’s license renewal application.

On August 11, 2006, the FCC sent a letter to us requesting information regarding the broadcast of video news releases, by WBFF-TV in Baltimore, Maryland, KOKH-TV in Oklahoma City, Oklahoma, WLFL-TV in Raleigh, North Carolina, WPGH-TV in Pittsburgh, Pennsylvania, WSYX-TV in Columbus, Ohio, WVTV-TV in Milwaukee, Wisconsin and KGAN-TV in Cedar Rapids, Iowa, without proper sponsorship identification in alleged violation of federal law and the FCC’s rules.  We denied that the stations violated federal law or the FCC’s rules.  The FCC’s inquiry proceeding is pending.

On November 7, 2006, the FCC sent a letter to us requesting information regarding the broadcast of certain programs, by forty-one stations licensed to us and three stations previously licensed to us, without proper sponsorship identification in alleged violation of federal law and the FCC’s rules.  We denied that the stations violated federal law or the FCC’s rules.  On July 23, 2007, the FCC dismissed the complaints and closed its investigation with respect to thirty-five of the stations.  On October 18, 2007, the FCC issued a NAL, proposing to fine the remaining nine stations, a total of $36,000 for allegedly violating the sponsorship identification rules.  We opposed the FCC’s determination and the proceeding remains pending.

On April 26, 2007, the FCC sent letters to two of our stations, WUHF-TV in Rochester, New York and WSYX-TV in Columbus, Ohio, requesting information regarding the broadcast of certain video news releases without proper sponsorship identification in alleged violation of federal law and the FCC’s rules.  We denied that the stations violated federal law or the FCC’s rules.  The inquiry proceeding is in process.

On May 1, 2007, the FCC sent a letter to WRLH-TV in Richmond, Virginia, requesting information regarding the alleged broadcast of indecent material during an advertisement.  We denied that the station broadcast indecent material.  The inquiry proceeding is in process.

Operating Leases

We have entered into operating leases for certain property and equipment under terms ranging from one to 15 years.  The rent expense from continuing operations under these leases, as well as certain leases under month-to-month arrangements, for the years ended December 31, 2009, 2008 and 2007 was approximately $4.1 million, $4.3 million and $5.0 million, respectively.

Future minimum payments under the leases are as follows (in thousands):

2010	$2,869
2011	2,513
2012	2,212
2013	1,876
2014	1,738
2015 and thereafter	3,850
$15,058

We had no material outstanding letters of credit as of December 31, 2009.

Network Affiliation Agreements

Our 58 television stations that we own and operate, or to which we provide programming services or sales services, are affiliated as follows: FOX (20 stations); MyNetworkTV (17 stations; as of September 2009 no longer treated as a network affiliation, however is branded as such); ABC (9 stations); The CW (9 stations); CBS (2 stations) and NBC (1 station).  With the exception of MyNetworkTV, the networks produce and distribute programming in exchange for each station’s commitment to air the programming at specified times and for commercial announcement time during programming.  The amount and quality of programming provided by each network varies.

The non-renewal or termination of any of our other network affiliation agreements would prevent us from being able to carry programming of the relevant network.  This loss of programming would require us to obtain replacement programming, which may involve higher costs and which may not be as attractive to our target audiences, resulting in reduced revenues.  Upon the termination of any of the above affiliation agreements, we would be required to establish a new affiliation agreement with another network or operate as an independent station.  At such time, the remaining value of the network affiliation asset could become impaired and we would be required to write down the value of the asset to its estimated fair value.  As of December 31, 2009, the net book value of network affiliation assets was $122.4 million.

As of December 31, 2009, we had 20 MyNetworkTV affiliates, including three affiliates operating on a digital sub-channel only.  On February 9, 2009, MyNetworkTV announced that it was moving to a new program services model pursuant to which it would obtain for its affiliates popular programming that has previously aired on other networks, rather than continuing to provide first-run programming as is generally the case in a typical network model.  MyNetworkTV advised us that in connection with this change to what it refers to as a “hybrid” model, it believes it had the right to terminate all of its existing affiliate agreements and negotiate new agreements for this programming service with the television stations that have been MyNetworkTV affiliates.  On March 3, 2009, we received notice from MyNetworkTV claiming that it had ceased to exist as a network and therefore, was terminating each of our affiliation agreements effective September 26, 2009.  On March 25, 2009, each of our subsidiaries that owned or operated stations which were affiliated with MyNetworkTV entered into an agreement, effective September 28, 2009 with a party related to MyNetworkTV to provide such stations with programming during the following year for the time periods previously programmed by MyNetworkTV, excluding programming for Saturday night.  This programming agreement is accounted for as a station barter arrangement.  The amortization related to our network affiliation intangible assets associated with MyNetworkTV stations was accelerated during 2009, resulting in zero asset balances remaining as of September 30, 2009.

On October 30, 2009, our affiliation agreements of the stations owned, programmed and/or to which we provide services that are affiliated with the CW were extended for an additional year to August 31, 2011.

Our ABC network affiliation agreements were scheduled to expire December 31, 2009.  We extended these affiliation agreements until March 31, 2010, while we continue negotiations.  As of December 31, 2009, the net book value of our ABC network affiliation assets was $75.7 million.

On February 12, 2010, we entered into a network affiliation agreement with The CW expiring on August 31, 2011.  Effective April 26, 2010 KMYS-TV in San Antonio, Texas will switch from MyNetworkTV to the CW.

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

In 1999, the FCC established a new local television ownership rule and decided to attribute LMAs for ownership purpose.  It grandfathered LMAs that were entered into prior to November 5, 1996, permitting the applicable stations to continue operations pursuant to the LMAs until the conclusion of the FCC’s 2004 biennial review.  The FCC stated it would conduct a case-by-case review of grandfathered LMAs and assess the appropriateness of extending the grandfathering periods.  Subsequently, the FCC invited comments as to whether, instead of beginning the review of the grandfathered LMAs in 2004, it should do so in 2006.  The FCC did not initiate any review of grandfathered LMAs in 2004 or as part of its 2006 quadrennial review.  We do not know when, or if, the FCC will conduct any such review of grandfathered LMAs.  With respect to LMAs executed on or after November 5, 1996, the FCC required that parties come into compliance with the 1999 local television ownership rule by August 6, 2001.  We challenged the 1999 local television ownership rule in the U.S. Court of Appeals for the D.C. Circuit, and that court stayed the enforcement of the divestiture of the post-November 5, 1996 LMAs.  In 2002, the D.C. Circuit ruled in Sinclair Broadcast Group, Inc. v. F.C.C., 284 F.3d 114 (D.C. Cir. 2002) that the 1999 local television ownership rule was arbitrary and capricious and remanded the rule to the FCC.

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

11.       RELATED PERSON TRANSACTIONS:

David, Frederick, Duncan and Robert Smith (collectively, the controlling shareholders) are brothers and hold substantially all of the Class B Common Stock and some of our Class A Common Stock.  We engaged in the following transactions with them and/or entities in which they have substantial interests.

Related Person Leases.  Certain assets used by us and our operating subsidiaries are leased from Cunningham Communications Inc., Keyser Investment Group, Gerstell Development Limited Partnership and Beaver Dam, LLC (entities owned by the controlling shareholders).  Lease payments made to these entities were $4.7 million, $4.8 million and $5.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Bay TV.  In January 1999, we entered into a LMA with Bay Television, Inc. (Bay TV), which owns the television station WTTA-TV in the Tampa/St. Petersburg, Florida market.  Our controlling shareholders own a substantial portion of the equity of Bay TV.  Lease payments made to Bay TV were $1.7 million for each of the years ended December 31, 2009, 2008 and 2007.  We received $0.5 million for each of the years ended December 31, 2009, 2008 and 2007 from Bay TV for certain equipment leases.  Additional payments of $1.3 million, $1.5 million and $1.8 million were made during the years ended December 31, 2009, 2008 and 2007, respectively, related to the excess adjusted broadcast cash flow for the prior years.

Notes and capital leases payable to affiliates consisted of the following as of December 31, 2009 and 2008 (in thousands):

	2009	2008
Capital lease for building, interest at 7.93%	$1,312	$2,003
Capital lease for building, interest at 6.62%	10,025	10,673
Capital leases for broadcasting tower facilities, interest at 9.0%	4,033	4,319
Capital leases for broadcasting tower facilities, interest at 10.5%	5,074	8,225
Liability payable to affiliate for local marketing agreement, interest at 7.69%	5,913	7,129
Capital leases for building and tower, interest at 8.25%	1,355	1,357
	27,712	33,706
Less: Current portion	(2,995)	(2,845)
	$24,717	$30,861

Notes and capital leases payable to affiliates as of December 31, 2009 mature as follows (in thousands):

2010	$5,669
2011	5,438
2012	5,008
2013	5,117
2014	3,507
2015 and thereafter	20,760
Total minimum payments due	45,499
Less: Amount representing interest	(17,787)
$27,712

Cunningham Broadcasting Corporation.  Concurrently with our initial public offering, we acquired options from trusts established by Carolyn C. Smith, a parent of our controlling shareholders, for the benefit of her grandchildren that will grant us the right to acquire, subject to applicable FCC rules and regulations, 100% of the capital stock of Cunningham.  The Cunningham option exercise price is based on a formula that provides a 10% annual return to Cunningham.  Cunningham is the owner-operator and FCC licensee of: WNUV-TV, Baltimore, Maryland; WRGT-TV, Dayton, Ohio; WVAH-TV, Charleston, West Virginia; WTAT-TV, Charleston, South Carolina; WMYA-TV, Anderson, South Carolina; and WTTE-TV, Columbus, Ohio.  The financial statements for Cunningham are included in our consolidated financial statements for all periods presented.

In addition to the option agreement, we entered into five-year LMA agreements (with five-year renewal terms at our option) with Cunningham pursuant to which we provide programming to Cunningham for airing on WNUV-TV, WRGT-TV, WVAH-TV, WTAT-TV, WMYA-TV and WTTE-TV.  In November 2008, we amended the terms of the LMA and option agreements.  The amendment included a monthly payment of $50,000.  During the years ended December 31, 2009, 2008 and 2007, we made payments of $6.5 million, $8.0 million and $7.8 million, respectively, to Cunningham under these LMA agreements.  A portion of the monthly payment was allocated as a reduction to the Cunningham option exercise price.  These payments will be recorded in accordance with accounting guidance applicable to noncontrolling interest transactions whereby an acquisition of an interest of an entity that is consolidated before and after the transaction is treated as an equity transaction.  The amended LMA and option agreements have been approved pursuant to our related person transaction policy.

Cunningham held a $33.5 million term loan facility originally entered into on March 20, 2002, with an unrelated third party.  Primarily all of Cunningham’s assets are collateral for its term loan facility, which is non-recourse to us.  On June 5, 2009, the administrative agent under Cunningham’s bank credit facility declared an event of default under the facility for failure to timely deliver certain annual financial statements as required.  As of such date, a rate of interest of LIBOR plus 5%, which rate includes a 2% default rate of interest, was instituted on all outstanding borrowings under the Cunningham bank credit facility.  On June 30, 2009, the default was waived and the termination date of the Cunningham bank credit facility was extended to July 31, 2009, subject to certain conditions, including maintaining the default interest rate.  On July 31, 2009, the Cunningham bank credit facility was further extended to October 30, 2009. The extension required that Cunningham make $0.2 million principal payments on its term loan facility as of the first day of each of August, September and October with the balance due on October 30, 2009.  To avoid any potential bankruptcy of Cunningham, the lenders under Cunningham’s existing credit facility indicated their willingness to replace such credit facility with a new credit facility, which was conditioned upon Cunningham’s demonstration that it can repay the outstanding principal balance due under the facility within three years.  As a result, Cunningham asked us to restructure certain of its arrangements with us, including the LMAs, which negotiations led to the execution of the MOU and consummation of the transactions contemplated therein.

In accordance with the terms of the MOU, amendments and/or restatements of the following agreements between Cunningham and us were entered into on October 28, 2009: (i) the LMAs, (ii) option agreements to acquire Cunningham stock and (iii) certain acquisition or merger agreements relating to television stations owned by Cunningham (Cunningham stations).  Such amendments and/or restatements were effective at the expiration of the tender offers for the 3.0% Notes and 4.875% Notes on November 5, 2010.

In consideration of the new terms of the LMAs and other agreements and the extension options, beginning on January 1, 2010 and ending on July 1, 2012, we will be obligated to pay Cunningham the sum of approximately $29.1 million in 10 quarterly installments of $2.75 million and one quarterly payment of approximately $1.6 million, which amounts will be used to pay off Cunningham’s bank credit facility and which amounts will be credited toward the purchase price for each Cunningham Station.  An additional $3.9 million will be paid in two installments on July 1, 2012 and October 1, 2012 as an additional LMA fee.  The aggregate purchase price of the television stations, $78.5 million as of December 31, 2009, will be decreased by each payment made by us to Cunningham up to $29.1 million in the aggregate, pursuant to the foregoing transactions with Cunningham as such payments are made.  Beginning on January 1, 2013, we will be obligated to pay Cunningham an annual LMA fee for the television stations equal to the greater of (i) 3% of each station’s annual net broadcast revenue and (ii) $5.0 million.

We will continue to reimburse Cunningham for 100% of its operating costs. In addition, we will continue to pay Cunningham a monthly payment of $50,000 through December 2012.  In accordance with the effective date of the abovementioned agreements pursuant to the MOU, the $50,000 monthly payment will no longer reduce the option exercise price.

Pursuant to the foregoing transactions between us and Cunningham, Cunningham amended and restated its bank credit facility on October 29, 2009.

Cunningham accounts for income taxes and deferred taxes using the separate return method and those amounts are consolidated into our income taxes and deferred taxes, which are also calculated using the separate return method.  For the years ended December 31, 2009 and 2008, Cunningham’s benefit for income taxes was $0.9 million and $1.3 million, respectively.  For the year ended December 31, 2007, Cunningham’s provision for income taxes was $1.1 million.  As of December 31, 2009 and 2008, Cunningham’s deferred tax liabilities were $0.3 million and $0.9 million, respectively.  There were no deferred tax assets as of December 31, 2009 and 2008.

Atlantic Automotive.  We sold advertising time to and purchased vehicles and related vehicle services from Atlantic Automotive Corporation (Atlantic Automotive), a holding company which owns automobile dealerships and an automobile leasing company.  David D. Smith, our President and Chief Executive Officer, has a controlling interest in, and is a member of the Board of Directors of Atlantic Automotive.  We received payments for advertising totaling $0.3 million, $0.6 million and $0.6 million during the years ended December 31, 2009, 2008 and 2007, respectively.  We paid $0.4 million, $0.9 million and $1.1 million for vehicles and related vehicle services from Atlantic Automotive during the years ended December 31, 2009, 2008 and 2007, respectively.

Allegiance Capital Limited Partnership.  In August 1999, we made an investment in Allegiance Capital Limited Partnership (Allegiance), a small business investment company.  Our controlling shareholders and our Executive Vice President/Chief Financial Officer are also investors in Allegiance.  Allegiance Capital Management Corporation (ACMC) is the general partner.  An employee of ours is a non-controlling shareholder of ACMC.  ACMC controls all decision making, investing and management of operations of Allegiance in exchange for a monthly management fee based on actual expenses incurred which currently averages approximately less than $0.1 million and which is paid by the limited partners.  We did not make any contributions into Allegiance during 2009 or 2008. Allegiance did not make any distributions to us during 2009 or 2008.  As of December 31, 2009, our remaining unfunded commitment was $5.3 million.

Thomas & Libowitz, P.A.  Basil A. Thomas, a member of our Board of Directors, is the father of Steven A. Thomas, a partner and founder of Thomas & Libowitz, P.A. (Thomas & Libowitz), a law firm providing legal services to us on an ongoing basis.  We paid fees of $1.7 million, $1.0 million and $0.6 million to Thomas & Libowitz during 2009, 2008 and 2007, respectively.  During 2007, Steven A. Thomas received, in lieu of cash payment for certain legal fees, an ownership percentage in two of our real estate investments and one of our private equity investments.  The fair value of the three ownership interests was $0.1 million as of the dates the investments were made.

Charter Aircraft.  From time to time, we charter aircraft owned by certain controlling shareholders.  We incurred less than $0.1 million during the years ended December 31, 2009 and 2007, $0.1 million during the year ended December 31, 2008 related to these arrangements.

Other Leases.  In September 2008, AP Management Company, the management company of Patriot Capital II, L.P., a small business investment company in which we have made investments, entered into a five-year office lease agreement with Skylar Development LLC, a subsidiary of one of our real estate ventures.

In October 2009, Bagby’s Bistro, LLC, a company owned by David Smith and one of his sons, entered into a restaurant lease agreement with Skylar Development, LLC (Skylar), a subsidiary of one of our real estate ventures.

Other.  One of our controlling shareholders, Frederick Smith, holds an investment in Patriot Capital II, L.P.  Qualified employees, directors and officers have been approved to invest in entities we have an interest in pursuant to the current related person transaction policy.

12.       DISCONTINUED OPERATIONS:

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

We reported the historical financial position and results of operations for WGGB-TV in Springfield, Massachusetts, as assets and liabilities held for sale in the accompanying consolidated balance sheets and consolidated statements of operations in accordance with FASB guidance on discontinued operations.  Discontinued operations have not been segregated in the consolidated statements of cash flows and, therefore, amounts for certain captions will not agree with the accompanying consolidated balance sheets and consolidated statements of operations.  The operating results of WGGB-TV are not included in our consolidated results from continuing operations for the years ended December 31, 2009, 2008 and 2007.

13.       (LOSS) EARNINGS PER SHARE:

The following table reconciles (loss) income (numerator) and shares (denominator) used in our computations of (loss) earnings per share for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	2009	2008	2007
(Loss) Income (Numerator)
(Loss) income from continuing operations	$(137,948)	$(248,522)	$16,969
Net loss (income) attributable to noncontrolling interests included in continuing operations	2,335	2,133	(279)
Numerator for basic and diluted (loss) earnings per common share from continuing operations available to common shareholders	(135,613)	(246,389)	16,690
(Loss) income from discontinued operations, net of taxes	(81)	(141)	2,284
Numerator for basic and diluted (loss) earnings available to common shareholders	$(135,694)	$(246,530)	$18,974

Shares (Denominator)
Weighted-average common shares outstanding	79,981	85,794	86,991
Dilutive effect of outstanding stock options and restricted stock	—	—	101
Weighted average common and common equivalent shares outstanding	79,981	85,794	87,092

We applied the treasury stock method to measure the dilutive effect of our outstanding stock options and included the respective common share equivalents in the denominator of the diluted EPS computation.  Potentially dilutive securities representing 9.9 million, 30.9 million and 32.1 million shares of common stock for 2009, 2008 and 2007, respectively, were excluded from the computation of diluted earnings per common share for these periods because their effect would have been antidilutive.  The net (loss) income per share amounts are the same for Class A and Class B Common Stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation .

14.       SEGMENT DATA:

We measure segment performance based on operating income (loss).  Our broadcast segment includes stations in 35 markets located predominately in the eastern, mid-western and southern United States.  Our other operating divisions segment primarily earned revenues from information technology staffing, consulting and software development; transmitter manufacturing; sign design and fabrication; regional security alarm operating and bulk acquisitions; and real estate ventures.  All of our other operating divisions are located within the United States.  Corporate costs primarily include our costs to operate as a public company and to operate our corporate headquarters location.  Corporate is not a reportable segment.  We had approximately $180.0 million and $118.1 million of intercompany loans between the broadcast segment, operating divisions segment and corporate as of December 31, 2009 and 2008, respectively.  We had $22.9 million, $9.9 million and $2.9 million in intercompany interest expense related to intercompany loans between the broadcast segment, other operating divisions segment and corporate for the years ended December 31, 2009, 2008 and 2007, respectively.  All other intercompany transactions are immaterial.

Financial information for our operating segments is included in the following tables for the years ended December 31, 2009, 2008 and 2007 (in thousands):

For the year ended December 31, 2009	Broadcast	Other Operating Divisions	Corporate	Consolidated
Revenue	$612,758	$43,719	$—	$656,477
Depreciation of property and equipment	39,982	1,035	1,875	42,892
Amortization of definite-lived intangible assets and other assets	20,228	2,127	—	22,355
Amortization of program contract costs and net realizable value adjustments	73,087	—	—	73,087
Impairment of goodwill, intangible and other assets	249,556	—	243	249,799
General and administrative overhead expenses	8,607	1,039	15,986	25,632
Operating loss	(86,885)	(5,969)	(18,376)	(111,230)
Interest expense	—	1,472	78,549	80,021
Loss from equity and cost method investments	—	354	—	354
Goodwill	656,629	3,388	—	660,017
Assets	1,357,826	205,449	34,446	1,597,721
Capital expenditures	5,724	1,927	42	7,693

For the year ended December 31, 2008	Broadcast	Other Operating Divisions	Corporate	Consolidated
Revenue	$699,040	$55,434	$—	$754,474
Depreciation of property and equipment	41,947	844	1,974	44,765
Amortization of definite-lived intangible assets and other assets	17,063	1,277	—	18,340
Amortization of program contract costs and net realizable value adjustments	84,422	—	—	84,422
Impairment of goodwill and broadcast licenses	462,261	1,626	—	463,887
General and administrative overhead expenses	7,288	1,274	17,723	26,285
Operating loss	(258,889)	(9,456)	(20,114)	(288,459)
Interest expense	—	1,025	86,609	87,634
Loss from equity and cost method investments	—	(2,703)	—	(2,703)
Goodwill	820,800	3,388	—	824,188
Assets	1,582,325	206,759	27,323	1,816,407
Capital expenditures	22,830	2,282	57	25,169

For the year ended December 31, 2007	Broadcast	Other Operating Divisions	Corporate	Consolidated
Revenue	$684,433	$33,667	$—	$718,100
Depreciation of property and equipment	40,906	241	2,000	43,147
Amortization of definite-lived intangible assets and other assets	16,870	725	—	17,595
Amortization of program contract costs and net realizable value adjustments	96,436	—	—	96,436
General and administrative overhead expenses	6,254	761	17,319	24,334
Operating income (loss)	179,949	(1,083)	(19,696)	159,170
Interest expense	—	532	101,696	102,228
Income from equity and cost method investments	—	601	—	601

15.       FAIR VALUE MEASUREMENTS:

Accounting guidance provides for valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost).  A fair value hierarchy using three broad levels prioritizes the inputs to valuation techniques used to measure fair value.  The following is a brief description of those three levels:

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

The carrying value and fair value of our notes, debentures, program contacts payable and non-cancelable commitments as of December 31, 2009 and 2008 were as follows (in thousands):

	2009		2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
8.0% Notes	$225,488	$220,731	$225,862	$170,744
6.0% Debentures	122,482	111,991	119,814	54,061
4.875% Notes	37,016	36,091	143,519	71,760
3.0% Notes	27,383	27,044	331,183	186,473
9.25% Notes	486,519	518,125	—	—
Term Loan B	323,551	314,306	—	—
Cunningham Bank Credit Facility	32,900	32,900	33,500	33,500
Active program contracts payable	140,443	124,951	172,681	148,392
Future program liabilities (a)	70,038	56,202	99,274	75,044
Total fair value	$1,465,820	$1,442,341	$1,125,833	$739,974

(a)          Future program liabilities reflect a license agreement for program material that is not yet available for its first showing or telecast and is, therefore, not recorded as an asset or liability on our balance sheet.

Our notes and debentures payable are fair valued using Level 1 hierarchy inputs described above. Our Term Loan B is fair valued using Level 2 hierarchy inputs described above. The carrying value of Cunningham’s bank credit facility approximates its fair value.

Our estimates of active program contracts payable and future program liabilities were based on discounted cash flows using Level 3 inputs described above.  The discount rate represents an estimate of a market participants return and risk applicable to program contracts.

16.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

Sinclair Television Group, Inc. (STG), a wholly-owned subsidiary and the television operating subsidiary of Sinclair Broadcast Group, Inc. (SBG), was the primary obligor under the Bank Credit Agreement, and the 8.0% Notes as of December 31, 2009.  STG is the primary obligor under the Bank Credit Agreement, the 8.0% Notes and the 9.25% Notes.  Our Class A Common Stock, Class B Common Stock, the 6.0% Debentures, the 4.875% Notes and the 3.0% Notes remain obligations or securities of SBG and are not obligations or securities of STG.  As of December 31, 2009 our consolidated total debt of $1,366.3 million included $1,093.2 million of debt related to STG and its subsidiaries of which SBG guaranteed $823.6 million.

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

CONDENSED CONSOLIDATED BALANCE SHEET

AS OF DECEMBER 31, 2009

(In thousands)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Cash	$—	$10,364	$217	$12,643	$—	$23,224
Restricted cash - current	—	27,667	—	—	—	27,667
Accounts and other receivables	232	6,014	110,733	4,045	(6,090)	114,934
Other current assets	639	2,558	54,546	2,513	(283)	59,973
Total current assets	871	46,603	165,496	19,201	(6,373)	225,798

Property and equipment, net	11,597	2,135	194,139	95,437	(7,081)	296,227

Investment in consolidated subsidiaries	—	691,578	—	—	(691,578)	—
Restricted cash — long term	—	36,732	484	—	—	37,216
Other long-term assets	69,876	273,806	26,271	58,342	(295,225)	133,070
Total other long-term assets	69,876	1,002,116	26,755	58,342	(986,803)	170,286

Acquired intangible assets	—	—	838,998	57,512	8,900	905,410

Total assets	$82,344	$1,050,854	$1,225,388	$230,492	$(991,357)	$1,597,721

Accounts payable and accrued liabilities	$2,887	$20,742	$32,200	$19,373	$(10,933)	$64,269
Current portion of long-term debt	28,448	—	2,530	12,646	3	43,627
Other current liabilities	—	—	94,229	576	—	94,805
Total current liabilities	31,335	20,742	128,959	32,595	(10,930)	202,701

Long-term debt	171,120	1,037,467	53,192	253,138	(192,236)	1,322,681
Dividends in excess of investment in consolidated subsidiaries	59,402	—	—	—	(59,402)	—
Other liabilities	32,437	1,979	352,567	37,147	(149,569)	274,561
Total liabilities	294,294	1,060,188	534,718	322,880	(412,137)	1,799,943

Common stock	799	—	10	282	(292)	799
Additional paid-in capital	605,340	279,664	670,863	41,824	(992,351)	605,340
Accumulated (deficit) earnings	(813,876)	(286,414)	21,904	(131,677)	396,187	(813,876)
Accumulated other comprehensive loss	(4,213)	(2,584)	(2,107)	(2,817)	7,508	(4,213)
Total Sinclair Broadcast Group shareholders’ (deficit) equity	(211,950)	(9,334)	690,670	(92,388)	(588,948)	(211,950)
Noncontrolling interest in consolidated subsidiaries	—	—	—	—	9,728	9,728
Total liabilities and equity (deficit)	$82,344	$1,050,854	$1,225,388	$230,492	$(991,357)	$1,597,721

CONDENSED CONSOLIDATED BALANCE SHEET

AS OF DECEMBER 31, 2008

(In thousands)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Cash	$—	$9,649	$227	$6,594	$—	$16,470
Accounts and other receivables	4,719	135	100,272	9,658	(5,009)	109,775
Other current assets	741	1,419	68,728	6,827	(835)	76,880
Total current assets	5,460	11,203	169,227	23,079	(5,844)	203,125

Property and equipment, net	13,676	1,565	234,851	98,013	(11,141)	336,964

Investment in consolidated subsidiaries	574,071	976,552	—	—	(1,550,623)	—
Other long-term assets	68,422	171,238	29,632	71,433	(226,760)	113,965
Total other long-term assets	642,493	1,147,790	29,632	71,433	(1,777,383)	113,965

Acquired intangible assets	—	—	1,111,616	51,208	(471)	1,162,353

Total assets	$661,629	$1,160,558	$1,545,326	$243,733	$(1,794,839)	$1,816,407

Accounts payable and accrued liabilities	$22,581	$10,297	$39,725	$57,556	$(45,758)	$84,401
Current portion of long-term debt	3,550	26,250	2,479	38,462	(830)	69,911
Other current liabilities	—	—	93,372	651	—	94,023
Total current liabilities	26,131	36,547	135,576	96,669	(46,588)	248,335

Long-term debt	604,568	602,027	67,839	140,775	(122,842)	1,292,367
Other liabilities	57,765	537	364,998	4,908	(93,803)	334,405
Total liabilities	688,464	639,111	568,413	242,352	(263,233)	1,875,107

Common stock	810	—	10	761	(771)	810
Additional paid-in capital	605,865	677,142	821,336	140,694	(1,639,172)	605,865
Accumulated (deficit) earnings	(633,510)	(153,568)	156,935	(136,816)	88,777	(678,182)
Accumulated other comprehensive loss	—	(2,127)	(1,368)	(3,258)	3,258	(3,495)
Total Sinclair Broadcast Group shareholders’ (deficit) equity	(26,835)	521,447	976,913	1,381	(1,547,908)	(75,002)
Noncontrolling interest in consolidated subsidiaries	—	—	—	—	16,302	16,302
Total liabilities and equity (deficit)	$661,629	$1,160,558	$1,545,326	$243,733	$(1,794,839)	$1,816,407

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2009

(In thousands)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Net revenue	$—	$—	$613,875	$52,278	$(9,676)	$656,477

Program and production	—	721	149,528	480	(8,314)	142,415
Selling, general and administrative	16,249	8,701	119,779	4,334	(598)	148,465
Depreciation, amortization and other operating expenses	17,893	541	427,559	38,250	(7,416)	476,827
Total operating expenses	34,142	9,963	696,866	43,064	(16,328)	767,707

Operating (loss) income	(34,142)	(9,963)	(82,991)	9,214	6,652	(111,230)

Equity in earnings of consolidated subsidiaries	(101,049)	(115,681)	—	—	216,730	—
Interest income	844	21,853	—	1,805	(24,443)	59
Interest expense	(36,454)	(35,828)	(5,871)	(27,346)	25,478	(80,021)
Other income (expense)	32,611	23,523	(35,233)	(699)	530	20,732
Total other income (expense)	(104,048)	(106,133)	(41,104)	(26,240)	218,295	(59,230)

Income tax benefit	2,577	7,749	10,421	11,765	—	32,512
Loss from discontinued operations, net of taxes	(81)	—	—	—	—	(81)
Net (loss) income	(135,694)	(108,347)	(113,674)	(5,261)	224,947	(138,029)
Net loss attributable to the noncontrolling interest	—	—	—	—	2,335	2,335
Net (loss) income attributable to Sinclair Broadcast Group	$(135,694)	$(108,347)	$(113,674)	$(5,261)	$227,282	$(135,694)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2008

(In thousands)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Net revenue	$—	$—	$701,455	$65,970	$(12,951)	$754,474

Program and production	—	1,002	167,043	219	(9,299)	158,965
Selling, general and administrative	18,147	6,429	133,650	4,631	(430)	162,427
Depreciation, amortization and other operating expenses	1,974	582	614,451	98,822	5,712	721,541
Total operating expenses	20,121	8,013	915,144	103,672	(4,017)	1,042,933

Operating loss	(20,121)	(8,013)	(213,689)	(37,702)	(8,934)	(288,459)

Equity (loss) of subsidiaries	(187,454)	(172,429)	—	—	359,883	—
Interest income	1,081	8,892	9	1,181	(10,420)	743
Interest expense	(43,754)	(34,374)	(6,885)	(15,098)	12,477	(87,634)
Other income (expense)	21,174	27,134	(39,655)	(1,939)	(1,248)	5,466
Total other expense	(208,953)	(170,777)	(46,531)	(15,856)	360,692	(81,425)

Income tax benefit	15,308	5,195	87,923	12,936	—	121,362
(Loss) income from discontinued operations, net of taxes	(358)	—	217	—	—	(141)
Net loss	(214,124)	(173,595)	(172,080)	(40,622)	351,758	(248,663)
Net loss attributable to the noncontrolling interest	—	—	—	—	2,133	2,133
Net (loss) income attributable to Sinclair Broadcast Group	$(214,124)	$(173,595)	$(172,080)	$(40,622)	$353,891	$(246,530)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2007

(In thousands)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Net revenue	$—	$—	$686,891	$43,057	$(11,848)	$718,100

Program and production	—	1,479	155,914	—	(8,686)	148,707
Selling, general and administrative	17,695	5,707	137,169	4,016	(227)	164,360
Depreciation, amortization and other operating expenses	2,001	372	208,805	36,905	(2,220)	245,863
Total operating expenses	19,696	7,558	501,888	40,921	(11,133)	558,930

Operating (loss) income	(19,696)	(7,558)	185,003	2,136	(715)	159,170

Equity in earnings of subsidiaries	41,242	85,609	—	—	(126,851)	—
Interest income (loss)	1,320	3,341	42	78	(2,553)	2,228
Interest expense	(35,059)	(57,911)	(6,333)	(7,727)	4,802	(102,228)
Other income (expense)	10,342	4,958	(39,317)	(797)	(1,224)	(26,038)
Total other income (expense)	17,845	35,997	(45,608)	(8,446)	(125,826)	(126,038)

Income tax benefit (provision)	16,880	20,580	(55,721)	2,098	—	(16,163)
Income from discontinued operations, net of taxes	—	—	1,219	—	—	1,219
Gain from sale of discontinued operations, net of taxes	—	—	1,065	—	—	1,065
Net income (loss)	15,029	49,019	85,958	(4,212)	(126,541)	19,253
Net income attributable to the noncontrolling interest	—	—	—	—	(279)	(279)
Net income (loss) attributable to Sinclair Broadcast Group	$15,029	$49,019	$85,958	$(4,212)	$(126,820)	$18,974

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2009

(In thousands)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES	$(56,248)	$(3,833)	$171,883	$(1,364)	$(5,002)	$105,436
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(43)	(1,215)	(4,508)	(1,927)	—	(7,693)
Purchase of alarm monitoring contracts	—	—	—	(12,291)	—	(12,291)
Increase in restricted cash	—	(64,399)	(484)	—	—	(64,883)
Distributions from investments	—	—	—	1,501	—	1,501
Investments in equity and cost method investees	(3,333)	—	—	(7,268)	—	(10,601)
Proceeds from sale of assets	—	—	126	—	—	126
Loans to affiliates	(162)	—	—	—	—	(162)
Proceeds from loans to affiliates	157	—	—	—	—	157
Net cash flows used in investing activities	(3,381)	(65,614)	(4,866)	(19,985)	—	(93,846)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	—	946,184	—	34,691	—	980,875
Repayments of notes payable, commercial bank financing and capital leases	(378,183)	(536,100)	(447)	(16,836)	—	(931,566)
Purchase of subsidiary shares from noncontrolling interest	—	—	—	(5,000)	—	(5,000)
Repurchase of Class A Common Stock	(1,454)	—	—	—	—	(1,454)
Dividends paid on Class A and Class B Common Stock	(16,193)	—	—	—	155	(16,038)
Payments for deferred financing costs	—	(28,278)	—	(537)	—	(28,815)
Contributions to noncontrolling interests	—	—	—	26	—	26
Repayments of notes and capital leases to affiliates	(648)	—	(2,216)	—	—	(2,864)
Increase (decrease) in intercompany payables	456,107	(311,643)	(164,366)	15,055	4,847	—
Net cash flows from (used in) financing activities	59,629	70,163	(167,029)	27,399	5,002	(4,836)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	716	(12)	6,050	—	6,754
CASH AND CASH EQUIVALENTS, beginning of period	—	9,649	227	6,594	—	16,470
CASH AND CASH EQUIVALENTS, end of period	$—	$10,365	$215	$12,644	$—	$23,224

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2008

(In thousands)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES	$(23,968)	$(2,756)	$243,780	$(5,058)	$(227)	$211,771
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(57)	(561)	(22,269)	(2,282)	—	(25,169)
Consolidation of variable interest entity	—	—	—	1,328	—	1,328
Purchase of alarm monitoring contracts	—	—	—	(7,675)	—	(7,675)
Payments for acquisition of television stations	—	(17,123)	—	—	—	(17,123)
Payment for acquisition of other operating divisions companies	—	—	—	(53,487)	—	(53,487)
Distributions from investments	860	—	—	715	—	1,575
Investments in equity and cost method investees	(6,244)	—	—	(35,727)	—	(41,971)
Proceeds from the sale of assets	3	—	196	—	—	199
Loans to affiliates	(178)	—	—	—	—	(178)
Proceeds from loans to affiliates	179	—	—	—	—	179
Net cash flows used in investing activities	(5,437)	(17,684)	(22,073)	(97,128)	—	(142,322)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	—	257,173	—	17,470	—	274,643
Repayments of notes payable, commercial bank financing and capital leases	(24,778)	(216,608)	(207)	(14,004)	—	(255,597)
Repurchase of Class A Common Stock	(29,836)	—	—	—	—	(29,836)
Dividends paid on Class A and Class B Common Stock	(67,128)	—	—	—	445	(66,683)
Payments for deferred financing costs	—	—	—	(524)	—	(524)
Proceeds from derivative terminations	—	8,001	—	—	—	8,001
Distributions to noncontrolling interest	—	—	—	(637)	—	(637)
Repayments of notes and capital leases to affiliates	(722)	—	(2,604)	—	—	(3,326)
Increase (decrease) in intercompany payables	151,869	(32,955)	(221,268)	102,572	(218)	—
Net cash flows from (used in) financing activities	29,405	15,611	(224,079)	104,877	227	(73,959)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(4,829)	(2,372)	2,691	—	(4,510)
CASH AND CASH EQUIVALENTS, beginning of period	—	14,478	2,599	3,903	—	20,980
CASH AND CASH EQUIVALENTS, end of period	$—	$9,649	$227	$6,594	$—	$16,470

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2007

(In thousands)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES	$(21,093)	$(76,865)	$205,287	$(1,596)	$40,043	$145,776
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(176)	(759)	(21,855)	(497)	464	(22,823)
Payment for acquisition of other operating divisions companies	—	—	—	(39,075)	—	(39,075)
Distributions from investments	583	—	—	—	—	583
Investments in equity and cost method investees	(111)	—	—	(16,273)	—	(16,384)
Proceeds from the sale of assets	—	—	693	3	—	696
Proceeds from the sale of broadcast assets related to discontinued operations	—	—	21,036	—	—	21,036
Loans to affiliates	(160)	—	—	—	—	(160)
Proceeds from loans to affiliates	157	—	—	—	—	157
Net cash flows from (used in) investing activities	293	(759)	(126)	(55,842)	464	(55,970)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	345,000	393,000	9	13,600	—	751,609
Repayments of notes payable, commercial bank financing and capital leases	(190)	(835,306)	(175)	(4,971)	—	(840,642)
Proceeds from exercise of stock options	13,379	—	—	—	—	13,379
Dividends paid on Class A and Class B Common Stock	(49,973)	—	—	—	483	(49,490)
Payments for deferred financing costs	(6,738)	(131)	—	(196)	—	(7,065)
Contributions from noncontrolling interest	—	—	—	35	—	35
Repayments of notes and capital leases to affiliates	(1,147)	—	(2,913)	—	—	(4,060)
(Decrease) increase in intercompany payables	(279,531)	472,287	(202,271)	50,505	(40,990)	—
Net cash flows from (used in) financing activities	20,800	29,850	(205,350)	58,973	(40,507)	(136,234)

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	(47,774)	(189)	1,535	—	(46,428)
CASH AND CASH EQUIVALENTS, beginning of period	—	62,252	2,788	2,368	—	67,408
CASH AND CASH EQUIVALENTS, end of period	$—	$14,478	$2,599	$3,903	$—	$20,980

17.       QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

(in thousands, except per share data)

	For the Quarter Ended
	03/31/09	06/30/09	09/30/09	12/31/09

Total revenues, net	$154,738	$158,272	$160,127	$183,340
Impairment of goodwill, intangible and other assets	$130,098	$—	$243	$119,458
Gain (loss) on extinguishment of debt	$18,986	$—	$—	$(521)
Operating (loss) income	$(106,707)	$25,824	$35,733	$(66,080)
(Loss) income from continuing operations	$(87,039)	$2,695	$15,855	$(69,459)
(Loss) income from discontinued operations	$(108)	$(109)	$245	$(109)
Net (loss) income attributable to Sinclair Broadcast Group	$(85,655)	$2,783	$14,938	$(67,760)
Basic and diluted (loss) earnings per common share from continuing operations attributable to Sinclair Broadcast Group	$(1.06)	$0.04	$0.18	$(0.85)
Basic and diluted (loss) earnings per common share attributable to Sinclair Broadcast Group	$(1.06)	$0.04	$0.19	$(0.85)

	For the Quarter Ended
	03/31/08	06/30/08	09/30/08	12/31/08

Total revenues, net	$186,657	$193,615	$178,191	$196,011
Impairment of goodwill, intangible and other assets	$—	$1,626	$—	$462,261
(Loss) gain on extinguishment of debt	$(286)	$—	$432	$5,305
Operating income (loss)	$46,218	$43,312	$37,402	$(415,391)
Income (loss) from continuing operations	$15,086	$11,058	$9,237	$(283,903)
(Loss) income from discontinued operations	$(131)	$178	$(38)	$(150)
Net income (loss) attributable to Sinclair Broadcast Group	$14,950	$11,821	$10,190	$(283,491)
Basic and diluted earnings (loss) per common share from continuing operations attributable to Sinclair Broadcast Group	$0.17	$0.13	$0.12	$(3.46)
Basic and diluted earnings (loss) per common share attributable to Sinclair Broadcast Group	$0.17	$0.13	$0.12	$(3.46)

SINCLAIR BROADCAST GROUP, INC.

INDEX TO SCHEDULES

Schedule II - Valuation and Qualifying Accounts	S-2

All schedules except the one listed above are omitted as not applicable or not required or the required information is included in the consolidated financial statements or notes thereto.

S-1

SCHEDULE II

SINCLAIR BROADCAST GROUP, INC.

VALUATION ALLOWANCES

FOR THE YEARS ENDED DECEMBER 31, 2007, 2008 AND 2009

(In thousands)

	Balance at beginning of period	Charges to Cost and Expenses	Charges to other Accounts	Deductions	Balance at end of period
Year ended December 31, 2007
Allowance for doubtful accounts	$3,985	$1,749	$—	$1,852	$3,882

Year ended December 31, 2008
Allowance for doubtful accounts	3,882	1,191	—	1,746	3,327
Note receivable reserve	—	3,882	—	—	3,882

Year ended December 31, 2009
Allowance for doubtful accounts	3,327	1,381	—	1,776	2,932
Note receivable reserve	3,882	—	—	—	3,882

S-2