Form 10-Q
period 2010-03-31
SINCLAIR BROADCAST GROUP INC
filed 2010-05-06
CIK 912752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

COMMISSION FILE NUMBER: 000-26076

SINCLAIR BROADCAST GROUP, INC.

(Exact name of Registrant as specified in its charter)

Maryland	52-1494660
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

10706 Beaver Dam Road

Hunt Valley, Maryland 21030

(Address of principal executive office, zip code)

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

Indicate the number of share outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of each class	Number of shares outstanding as of April 30, 2010
Class A Common Stock	48,805,309
Class B Common Stock	31,497,859

SINCLAIR BROADCAST GROUP, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2010

PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data) (Unaudited)

	As of March 31, 2010	As of December 31, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$52,334	$23,224
Current portion of restricted cash	37,843	27,667
Accounts receivable, net of allowance for doubtful accounts of $2,854 and $2,932, respectively	102,762	106,792
Affiliate receivable	56	69
Current portion of program contract costs	35,857	43,741
Income taxes receivable	7,894	8,073
Prepaid expenses and other current assets	5,555	6,130
Deferred barter costs	3,280	2,825
Deferred tax assets	7,277	7,277
Total current assets	252,858	225,798

PROGRAM CONTRACT COSTS, less current portion	15,820	16,417
PROPERTY AND EQUIPMENT, net	286,565	296,227
RESTRICTED CASH, less current portion	484	37,216
GOODWILL	660,017	660,017
BROADCAST LICENSES	51,988	51,988
DEFINITE-LIVED INTANGIBLE ASSETS, net	189,521	193,405
OTHER ASSETS	119,301	116,653
Total assets	$1,576,554	$1,597,721

LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$3,155	$3,746
Accrued liabilities	67,211	60,523
Current portion of notes payable, capital leases and commercial bank financing	51,355	40,632
Current portion of notes and capital leases payable to affiliates	3,070	2,995
Current portion of program contracts payable	76,684	91,995
Deferred barter revenues	3,305	2,810
Total current liabilities	204,780	202,701

LONG-TERM LIABILITIES:
Notes payable, capital leases and commercial bank financing, less current portion	1,261,569	1,297,964
Notes payable and capital leases to affiliates, less current portion	22,105	24,717
Program contracts payable, less current portion	43,804	48,448
Deferred tax liabilities	183,950	177,219
Other long-term liabilities	48,113	48,894
Total liabilities	1,764,321	1,799,943

EQUITY (DEFICIT):
SINCLAIR BROADCAST GROUP SHAREHOLDERS’ EQUITY (DEFICIT):
Class A Common Stock, $.01 par value, 500,000,000 shares authorized, 48,787,139 and 47,375,437 shares issued and outstanding, respectively	488	474
Class B Common Stock, $.01 par value, 140,000,000 shares authorized, 31,497,859 and 32,453,859 shares issued and outstanding, respectively, convertible into Class A Common Stock	315	325
Additional paid-in capital	608,725	605,340
Accumulated deficit	(802,356)	(813,876)
Other comprehensive loss	(4,141)	(4,213)
Total Sinclair Broadcast Group shareholders’ deficit	(196,969)	(211,950)
Noncontrolling interests	9,202	9,728
Total deficit	(187,767)	(202,222)
Total liabilities and equity (deficit)	$1,576,554	$1,597,721

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data) (Unaudited)

	Three Months Ended March 31,
	2010	2009
REVENUES:
Station broadcast revenues, net of agency commissions	$147,922	$131,305
Revenues realized from station barter arrangements	14,776	11,898
Other operating divisions revenues	6,930	11,535
Total revenues	169,628	154,738

OPERATING EXPENSES:
Station production expenses	35,918	34,943
Station selling, general and administrative expenses	30,642	30,910
Expenses recognized from station barter arrangements	13,231	10,228
Amortization of program contract costs and net realizable value adjustments	15,914	20,758
Other operating divisions expenses	6,777	12,251
Depreciation of property and equipment	9,625	11,933
Corporate general and administrative expenses	6,577	6,359
Amortization of definite-lived intangible assets and other assets	4,717	5,201
Gain on asset exchange	—	(1,236)
Impairment of goodwill, intangible and other assets	—	130,098
Total operating expenses	123,401	261,445
Operating income (loss)	46,227	(106,707)

OTHER INCOME (EXPENSE):
Interest expense and amortization of debt discount and deferred financing costs	(28,974)	(18,374)
(Loss) gain from extinguishment of debt	(289)	18,986
Income (loss) from equity and cost method investments	543	(445)
Other income, net	639	701
Total other (expense) income	(28,081)	868
Income (loss) from continuing operations before income taxes	18,146	(105,839)
INCOME TAX (PROVISION) BENEFIT	(7,086)	18,800
Income (loss) from continuing operations	11,060	(87,039)
DISCONTINUED OPERATIONS:
Loss from discontinued operations, includes income tax provision of $66 and $108, respectively	(66)	(108)
NET INCOME (LOSS)	10,994	(87,147)
Net loss attributable to the noncontrolling interests	526	1,492
NET INCOME (LOSS) ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP	$11,520	$(85,655)

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP:
Earnings (loss) per share from continuing operations	$0.14	$(1.06)
Earnings (loss) per share	$0.14	$(1.06)
Weighted average common shares outstanding	79,957	80,815
Weighted average common and common equivalent shares outstanding	79,957	80,815

AMOUNTS ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP COMMON SHAREHOLDERS:
Income (loss) from continuing operations	$11,586	$(85,547)
Loss from discontinued operations	(66)	(108)
Net income (loss)	$11,520	$(85,655)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2010

(In thousands) (Unaudited)

	Sinclair Broadcast Group Shareholders
	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Loss	Noncontrolling Interests	Total Equity (Deficit)

BALANCE, December 31, 2009	$474	$325	$605,340	$(813,876)	$(4,213)	$9,728	$(202,222)
Class A Common Stock issued pursuant to employee benefit plans	4	—	3,385	—	—	—	3,389
Class B Common Stock converted into Class A Common Stock	10	(10)	—	—	—	—	—
Amortization of net periodic pension benefit costs	—	—	—	—	72	—	72
Net income (loss)	—	—	—	11,520	—	(526)	10,994
BALANCE, March 31, 2010	$488	$315	$608,725	$(802,356)	$(4,141)	$9,202	$(187,767)

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands) (Unaudited)

	Three months ended March 31,
	2010	2009

Net income (loss)	$10,994	$(87,147)
Amortization of net periodic pension benefit costs	72	53
Comprehensive income (loss)	11,066	(87,094)
Comprehensive loss attributable to the noncontrolling interests	526	1,492
Comprehensive income (loss) attributable to Sinclair Broadcast Group	$11,592	$(85,602)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income (loss)	$10,994	$(87,147)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Amortization of debt discount, net of debt premium	1,307	2,861
Depreciation of property and equipment	9,691	12,054
Recognition of deferred revenue	(3,867)	(7,176)
Impairment of goodwill, intangible and other assets	—	130,098
Amortization of definite-lived intangible and other assets	4,717	5,201
Amortization of program contract costs and net realizable value adjustments	15,914	20,758
Stock-based compensation	2,321	289
Loss (gain) on extinguishment of debt, non-cash portion	289	(18,986)
Deferred tax provision (benefit) related to operations	6,682	(18,664)
Change in assets and liabilities:
Decrease in accounts receivable, net	5,392	16,926
Decrease (increase) in income taxes receivable	179	(34)
Decrease in prepaid expenses and other current assets	672	722
Increase in other assets	(841)	(356)
Increase (decrease) in accounts payable and accrued liabilities	10,845	(8,275)
Decrease in other long-term liabilities	(169)	(769)
Dividends and distributions from equity and cost method investees	21	286
Payments on program contracts payable	(27,399)	(23,656)
Other, net	(798)	(360)
Net cash flows from operating activities	35,950	23,772
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(1,759)	(2,832)
Purchase of alarm monitoring contracts	(1,199)	(3,221)
Decrease in restricted cash	26,556	—
Dividends and distributions from equity and cost method investees	41	1,197
Investments in equity and cost method investees	(2,972)	(4,696)
Proceeds from the sale of assets	—	28
Loans to affiliates	(33)	(41)
Proceeds from loans to affiliates	46	42
Net cash flows from (used in) investing activities	20,680	(9,523)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	4,845	89,084
Repayments of notes payable, commercial bank financing and capital leases	(30,427)	(88,580)
Purchase of subsidiary shares from noncontrolling interests	—	(2,000)
Repurchase of Class A Common Stock	—	(1,454)
Dividends paid on Class A and Class B Common Stock	—	(16,038)
Payments for deferred financing costs	(1,221)	(17)
Noncontrolling interests contributions	—	226
Repayments of notes and capital leases to affiliates	(717)	(708)
Net cash flows used in financing activities	(27,520)	(19,487)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	29,110	(5,238)
CASH AND CASH EQUIVALENTS, beginning of period	23,224	16,470
CASH AND CASH EQUIVALENTS, end of period	$52,334	$11,232

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The consolidated financial statements include our accounts and those of our wholly-owned and majority-owned subsidiaries and variable interest entities (VIEs) for which we are the primary beneficiary.  Noncontrolling interests represent a minority owner’s proportionate share of the equity in certain of our consolidated entities.  All significant intercompany transactions and account balances have been eliminated in consolidation.

Interim Financial Statements

The consolidated financial statements for the three months ended March 31, 2010 and 2009 are unaudited.  In the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows for these periods as adjusted for the adoption of recent accounting pronouncements discussed below.

As permitted under the applicable rules and regulations of the Securities and Exchange Commission (SEC), the consolidated financial statements do not include all disclosures normally included with audited consolidated financial statements and, accordingly, should be read together with the audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC.  The consolidated statements of operations presented in the accompanying consolidated financial statements are not necessarily representative of operations for an entire year.

Variable Interest Entities

In June 2009, the Financial Accounting Standards Board (FASB) issued amended guidance on the consolidation of variable interest entities (VIEs).  The intent of this guidance is to improve financial reporting by enterprises involved with VIEs and to provide more relevant and reliable information to users of financial statements.  The new guidance will require a number of new disclosures and companies are required to perform ongoing reassessments of whether they are the primary beneficiary of a VIE for financial reporting purposes.  This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.

In determining whether we are the primary beneficiary of a VIE for financial reporting purposes, we consider whether we have the power to direct the activities of the VIE that most significantly impact the economic performance of the VIE and whether we have the obligation to absorb losses or the right to receive returns that would be significant to the VIE.  We consolidate VIEs when we are the primary beneficiary.  The assets of the consolidated VIEs can only be used to settle the obligations of the VIE.  All the liabilities including debt held by our VIEs are non-recourse to us.  However, certain VIE debt contains cross-default provisions under our senior secured credit facility (Bank Credit Agreement).  See Note 4, Related Person Transactions for more information.

We have a Local Marketing Agreement (LMA) to provide programming, sales and managerial services to Cunningham Broadcasting Corporation (Cunningham), the license owner for six television stations.  We pay an LMA fee to Cunningham and also reimburse all operating expenses.  We also have an acquisition agreement in which we have a purchase option to buy the license assets of the television stations.  Our applications to acquire the Federal Communications Commission (FCC) licenses are pending approval.  We have determined that the license assets are VIEs and that based on the terms of the agreements, we are the primary beneficiary of the variable interests because we have the power to direct the activities which significantly impact the economic performance of the VIE through the sales and managerial services we provide and we absorb losses and returns that would be considered significant to Cunningham.  See Note 4, Related Person Transactions for more information on our arrangements with Cunningham.

We have outsourcing agreements with license owners, which we provide certain non-programming related sales, operational and administrative services.  We pay a fee to the license owner based on a percentage of broadcast cash flow and we reimburse all operating expenses.  We also have a purchase option to buy the license assets.  Our applications to acquire these FCC licenses are pending FCC approval.  For the same reasons noted above regarding the LMA, we have determined that the license assets are VIEs and we are the primary beneficiary.

As of the dates indicated, the carrying amounts and classification of the assets and liabilities of the VIEs mentioned above which have been included in our consolidated balance sheets were as follows (in thousands):

	As of March 31, 2010	As of December 31, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,444	$4,127
Income taxes receivable	30	33
Current portion of program contract costs	420	430
Prepaid expenses and other current assets	176	129
Deferred tax assets	27	27
Total current asset	5,097	4,746

PROGRAM CONTRACT COSTS, less current portion	586	649
PROPERTY AND EQUIPMENT, net	8,043	8,239
GOODWILL	6,357	6,357
BROADCAST LICENSES	4,320	4,320
DEFINITE-LIVED INTANGIBLE ASSETS, net	7,309	7,393
OTHER ASSETS	225	213
Total assets	$31,937	$31,917

LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$7	$37
Accrued liabilities	544	774
Current portion of notes payable, capital leases and commercial bank financing	11,043	11,039
Current portion of program contracts payable	572	576
Total current liabilities	12,166	12,426

LONG-TERM LIABILITIES:
Notes payable, capital leases and commercial bank financing, less current portion	21,778	24,540
Program contracts payable, less current portion	350	444
Deferred tax liabilities	218	218
Total liabilities	$34,512	$37,628

The amounts above represent the consolidated assets and liabilities of the VIEs related to our LMA and outsourcing agreements and have been aggregated as they all relate to our broadcast business and the risk and reward characteristics of the VIEs are similar.

Under the previously applicable accounting guidance for consolidation, we had determined that we had a variable interest in four real estate ventures and that we were the primary beneficiary of those VIEs and should consolidate the assets and liabilities of those entities.  However, under the new accounting guidance for consolidation which is effective January 1, 2010, we no longer consider one of these investments to be a VIE since the investment does not meet the VIE criteria under the new accounting guidance.  We still consolidate the assets and liabilities of this entity pursuant to other accounting guidance based on voting-interests.  Under the new accounting guidance for consolidation, we no longer consider ourselves the primary beneficiary of the other three real estate ventures since as the manager of the venture, the other partner holds the power to direct activities that significantly impact the economic performance of the VIE and can participate in returns that would be considered significant to the VIE.   The effect of this change is not material to our consolidated financial statements.

We have investments in other real estate ventures and investment companies which are considered VIEs.  However, we do not participate in the management of these entities including the day-to-day operating decisions or other decisions which allow us to control the entity, and therefore, we are not considered the primary beneficiary of the VIE.  We account for these entities using the equity or cost method of accounting.

The carrying amounts of our investments in these VIEs for which we are not the primary beneficiary as of March 31, 2010 and December 31, 2009 are as follows (in thousands):

	As of March 31, 2010		As of December 31, 2009
	Carrying amount	Maximum exposure	Carrying amount	Maximum exposure
Investments in real estate ventures	$8,742	$8,742	$8,796	$8,796
Investments in investment companies	24,087	38,887	21,108	37,908
Total	$32,829	$47,629	$29,904	$46,704

The carrying amounts above are included in other assets in the consolidated balance sheets.  We recorded income (loss) of $0.9 million and ($0.6) million in the quarters ended March 31, 2010 and 2009, respectively, related to these investments in income (loss) from equity and cost method investments in the consolidated statements of operations.

Our maximum exposure is equal to the carrying value of our investments plus any unfunded commitments.  As of March 31, 2010 and December 31, 2009, these outstanding commitments totaled $14.8 million and $16.8 million, respectively.

Recent Accounting Pronouncements

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

In January 2010, the FASB amended the guidance on fair value measurements and disclosures to add two new disclosure provisions to the current fair value disclosure guidance, including (1) details of transfers in and out of level 1 and level 2 measurements, and (2) gross presentation of activity within the level 3 roll forward.  The guidance also amends two existing fair value disclosure requirements so that entities are required to disclose (1) the valuation techniques and inputs used to develop fair value measurements for assets and liabilities that are measured at fair value on both a recurring basis and nonrecurring basis in periods subsequent to initial recognition and (2) fair value measurement disclosures for each class of assets and liabilities.  A class is defined as a subset of assets or liabilities within a line item in the statement of financial position.  The guidance is for interim and annual reporting periods beginning after December 15, 2009, except for the changes to the level 3 roll forward which are effective for fiscal years beginning after December 15, 2010.  We have added the required disclosures under this guidance to our consolidated financial statements beginning with the first quarter of 2010.

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

Restricted Cash and Debt Redemptions

During the first quarter of 2010, we completed tender offers to purchase for cash any and all of the outstanding 3.0% Convertible Senior Notes due 2027 (the 3.0% Notes) and 4.875% Convertible Senior Notes due 2018 (the 4.875% Notes) at 100% of the face value of such notes.  We used $26.6 million of restricted cash to pay for such redemptions.  We redeemed approximately $12.3 million and $14.3 million of the 3.0% and 4.875% Notes, respectively.  As of March 31, 2010, we held $37.8 million in a restricted cash collateral account to be used for the redemption of the remaining $15.4 million aggregate principal amount of 3.0% Notes and $22.7 million aggregate principal amount of 4.875% Notes.  Any unused funds with respect to each series of notes held in the cash collateral account will be released to us and used for general corporate purposes after the expiration of the put options in May 2010 for the 3.0% Notes and in January 2011 for the 4.875% Notes.  All of the restricted cash classified as current as of March 31, 2010 relates to the May 2010 and January 2011 put options.  Additionally, under the terms of certain lease agreements, we are required to hold $0.5 million of restricted cash related to the removal of analog equipment from some of our leased towers.

Stock-Based Compensation

On March 12, 2010, 300,000 stock-settled appreciation rights (SARs) were granted to David Smith, our President and Chief Executive Officer, pursuant to the 1996 Long-Term Incentive Plan.  The SARs have a 10-year term and are fully vested upon grant.  The SARs had a grant date fair value of $1.6 million.  We valued the SARs using the Black-Scholes model and the following assumptions:

Risk-free interest rate	3.847%
Expected life	10 years
Expected volatility	110.38%
Annual dividend yield	0.0%

We recorded compensation expense of $1.6 million related to this grant in the first quarter 2010.  This expense reduces our consolidated income, but has no effect on our consolidated cash flows.

Income Taxes

Our income tax provision for all periods consists of federal and state income taxes.  The tax provision for the three months ended March 31, 2010, is based on the estimated effective tax rate applicable for the full year after taking into account discrete tax items and the effects of the noncontrolling interests.

Reclassifications

Certain reclassifications have been made to prior years’ consolidated financial statements to conform to the current year’s presentation.

2.              COMMITMENTS AND CONTINGENCIES:

Litigation

We are party to lawsuits and claims from time to time in the ordinary course of business.  Actions currently pending are in various preliminary stages and no judgments or decisions have been rendered by hearing boards or courts in connection with such actions.  After reviewing developments to date with legal counsel, our management is of the opinion that the outcome of our pending and threatened matters will not have a material adverse effect on our consolidated balance sheets, consolidated statements of operations or consolidated statements of cash flows.

Network Affiliation Agreements

Our ABC network affiliation agreements were scheduled to expire December 31, 2009.  We extended these affiliation agreements until March 31, 2010, while we continued negotiations.  On March 25, 2010, we agreed to terms on a renewal of the ABC network affiliation agreements, expiring August 31, 2015.  Pursuant to the terms we are required to pay an annual license fee to ABC for network programming.

Our FOX affiliation agreements require us to receive FOX’s consent prior to entering into retransmission consent agreements that include content provided by FOX.  FOX has recently begun conditioning its consent on its affiliates agreeing to pay FOX compensation related to such retransmission consent agreements.  Sinclair, and other FOX affiliates, are currently negotiating with FOX on this issue.  As of March 31, 2010, the net book value of our FOX network affiliation assets was $32.4 million.

3.              EARNINGS (LOSS) PER SHARE

The following table reconciles income (loss) (numerator) and shares (denominator) used in our computations of earnings (loss) per share for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,
	2010	2009
Income (Loss) (Numerator)
Income (loss) from continuing operations	$11,060	$(87,039)
Net loss attributable to noncontrolling interests included in continuing operations	526	1,492
Numerator for diluted earnings (loss) per common share from continuing operations available to common shareholders	11,586	(85,547)
Loss from discontinued operations	(66)	(108)
Numerator for diluted earnings (loss) available to common shareholders	$11,520	$(85,655)

Shares (Denominator)
Weighted-average common shares outstanding	79,957	80,815
Weighted-average common and common equivalent shares outstanding	79,957	80,815

Potentially dilutive securities representing 8.9 million and 28.3 million for the three months ended March 31, 2010 and 2009, respectively, were excluded from the computation of diluted earnings (loss) per common share for these periods because their effect would have been antidilutive.  The net income (loss) per share amounts are the same for Class A and Class B Common Stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

4.              RELATED PERSON TRANSACTIONS

David, Frederick, Duncan and Robert Smith (collectively, the controlling shareholders) are brothers and hold substantially all of the Class B Common Stock and some of our Class A Common Stock.  Since the end of our last fiscal year, we engaged in the following transactions with them and/or entities in which they have substantial interests.

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

We made payments to Cunningham under the LMA agreements of $4.5 million and $1.7 million for the three months ended March 31, 2010 and 2009, respectively.

For the three months ended March 31, 2010, Cunningham’s stations provided us with approximately $22.0 million of total revenue.  The financial statements for Cunningham are included in our consolidated financial statements for all periods presented.  Our Bank Credit Agreement contains certain cross-default provisions with certain material third-party licensees.  As of March 31, 2010, Cunningham was the sole material third-party licensee.

Related Person Leases.  Certain assets used by us and our operating subsidiaries are leased from Cunningham Communications, Inc., Keyser Investment Group, Gerstell Development Limited Partnership and Beaver Dam, LLC (entities owned by some or all of the controlling shareholders).  Lease payments made to these entities were $1.2 million for each of the three months ended March 31, 2010 and 2009.

Bay TV.  In January 1999, we entered into a LMA with Bay Television, Inc. (Bay TV), which owns the television station WTTA-TV in Tampa/St. Petersburg, Florida market.  Our controlling shareholders own a substantial portion of the equity of Bay TV.  Payments made to Bay TV were $0.4 million and $1.7 million for the three months ended March 31, 2010 and 2009 respectively.  We received $0.1 million for each of the three months ended March 31, 2010 and 2009 from Bay TV for certain equipment leases.

Atlantic Automotive Corporation.  We sold advertising time to and purchased vehicles and related vehicle services from Atlantic Automotive Corporation (Atlantic Automotive), a holding company which owns automobile dealerships and an automobile leasing company.  David Smith, our President and Chief Executive Officer, has a controlling interest in, and is a member of the Board of Directors of Atlantic Automotive.  Our stations in Baltimore, Maryland and Norfolk, Virginia received payments for advertising time totaling less than $0.1 million for each of the three months ended March 31, 2010 and 2009.  We paid $0.1 million for vehicles and related vehicle services from Atlantic Automotive during each of the three months ended March 31, 2010 and 2009.

Thomas & Libowitz P.A.  Basil A. Thomas, a member of our Board of Directors, is the father of a partner and founder of Thomas & Libowitz, P.A., a law firm providing legal services to us on an ongoing basis.  We paid fees of $0.2 million to Thomas & Libowitz during each of the three months ended March 31, 2010 and 2009.

5.              SEGMENT DATA:

We measure segment performance based on operating income (loss).  Our broadcast segment includes stations in 35 markets located predominately in the eastern, mid-western and southern United States.  Our other operating divisions segment primarily earned revenues from sign design and fabrication; regional security alarm operating and bulk acquisitions; and real estate ventures.  All of our other operating divisions are located within the United States.  Corporate costs primarily include our costs to operate as a public company and to operate our corporate headquarters location.  Corporate is not a reportable segment.  We had $163.1 million and $114.6 million of intercompany loans between the broadcast segment, operating divisions segment and corporate as of March 31, 2010 and 2009, respectively.  We had $4.7 million and $3.0 million in intercompany interest expense related to intercompany loans between the broadcast segment, other operating divisions segment and corporate for the three months ended March 31, 2010 and 2009, respectively.  All other intercompany transactions are immaterial.

Financial information for our operating segments are included in the following tables for the three months ended March 31, 2010 and 2009 (in thousands).

For the three months ended March 31, 2010	Broadcast	Other Operating Divisions	Corporate	Consolidated
Revenue	$162,698	$6,930	$—	$169,628
Depreciation of property and equipment	8,890	303	432	9,625
Amortization of definite-lived intangible assets and other assets	4,055	662	—	4,717
Amortization of program contract costs and net realizable value adjustments	15,914	—	—	15,914
General and administrative overhead expenses	5,880	211	486	6,577
Operating income (loss)	48,238	(1,089)	(922)	46,227
Interest expense	—	544	28,430	28,974
Income from equity and cost method investments	—	543	—	543

For the three months ended March 31, 2009	Broadcast	Other Operating Divisions	Corporate	Consolidated
Revenue	$143,203	$11,535	$—	$154,738
Depreciation of property and equipment	11,218	237	478	11,933
Amortization of definite-lived intangible assets and other assets	4,770	431	—	5,201
Amortization of program contract costs and net realizable value adjustments	20,758	—	—	20,758
Impairment of goodwill, intangible and other assets	130,098	—	—	130,098
General and administrative overhead expenses	1,952	314	4,093	6,359
Operating loss	(100,315)	(1,753)	(4,639)	(106,707)
Interest expense	—	289	18,085	18,374
Loss from equity and cost method investments	—	(445)	—	(445)

6.              FAIR VALUE MEASUREMENTS:

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

The carrying value and fair value of our notes, debentures, program contracts payable and non-cancelable commitments as of March 31, 2010 and December 31, 2009 were as follows (in thousands):

	March 31, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
8.0% Senior Subordinated Notes, due 2012	$225,395	$222,978	$225,488	$220,731
6.0% Convertible Debentures, due 2012	123,421	127,080	122,482	111,991
4.875% Convertible Senior Notes, due 2018	22,685	22,118	37,016	36,091
3.0% Convertible Senior Notes, due 2027	15,352	15,057	27,383	27,044
9.25% Senior Secured Second Lien Notes, due 2017	486,806	525,000	486,519	518,125
Bank Credit Agreement, Term Loan B	323,783	351,625	323,551	314,306
Cunningham Bank Credit Facility	30,158	30,653	32,900	32,900
Active program contracts payable	120,488	105,139	140,443	124,951
Future program liabilities (a)	79,973	63,665	70,038	56,202
Total fair value	$1,428,061	$1,463,315	$1,465,820	$1,442,341

(a)          Future program liabilities reflect a license agreement for program material that is not yet available for its first showing or telecast and is, therefore, not recorded as an asset or liability on our balance sheet.

Our notes and debentures payable are fair valued using Level 1 hierarchy inputs described above.  Our Term Loan B and Cunningham’s bank credit facility are fair valued using Level 2 hierarchy inputs described above.

Our estimates of active program contracts payable and future program liabilities were based on discounted cash flows using Level 3 inputs described above.  The discount rate represents an estimate of a market participants return and risk applicable to program contracts.

7.              CONDENSED CONSOLIDATING FINANCIAL STATEMENTS:

Sinclair Television Group, Inc. (STG), a wholly-owned subsidiary and the television operating subsidiary of Sinclair Broadcast Group, Inc. (SBG), is the primary obligor under the Bank Credit Agreement, as amended, the 9.25% Senior Secured Second Lien Notes, due 2017 (the 9.25% Notes) and the 8.0% Senior Subordinated Notes, due 2012 (the 8.0% Notes).  Our Class A Common Stock, Class B Common Stock, the 6.0% Debentures, the 4.875% Notes and the 3.0% Notes remain obligations or securities of SBG and are not obligations or securities of STG.  As of March 31, 2010, our consolidated total debt of $1,338.1 million included $1,090.6 million of debt related to STG and its subsidiaries of which SBG guaranteed $810.6 million.

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

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MARCH 31, 2010

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Cash	$—	$38,308	$376	$13,650	$—	$52,334
Restricted cash — current	—	37,843	—	—	—	37,843
Accounts and other receivables	62	221	107,375	3,430	(376)	110,712
Other current assets	20	2,285	47,528	2,422	(286)	51,969
Total current assets	82	78,657	155,279	19,502	(662)	252,858

Property and equipment, net	11,165	1,996	184,102	96,307	(7,005)	286,565

Investment in consolidated subsidiaries	—	671,017	—	—	(671,017)	—
Restricted cash — long-term	—	—	484	—	—	484
Other long-term assets	76,485	290,008	25,700	89,644	(346,716)	135,121
Total other long-term assets	76,485	961,025	26,184	89,644	(1,017,733)	135,605

Acquired intangible assets	—	—	837,776	57,683	6,067	901,526

Total assets	$87,732	$1,041,678	$1,203,341	$263,136	$(1,019,333)	$1,576,554

Accounts payable and accrued liabilities	$2,046	$26,016	$35,404	$7,366	$(466)	$70,366
Current portion of long-term debt	39,142	—	2,617	12,647	19	54,425
Other current liabilities	—	—	79,417	572	—	79,989
Total current liabilities	41,188	26,016	117,438	20,585	(447)	204,780

Long-term debt	134,746	1,037,679	50,259	266,624	(205,634)	1,283,674
Dividends in excess of investment in consolidated subsidiaries	73,326	—	—	—	(73,326)	—
Other liabilities	35,441	1,981	365,429	39,471	(166,455)	275,867
Total liabilities	284,701	1,065,676	533,126	326,680	(445,862)	1,764,321

Common stock	803	—	10	282	(292)	803
Additional paid-in capital	608,725	251,450	621,833	74,655	(947,938)	608,725
Accumulated (deficit) earnings	(802,356)	(272,909)	50,404	(136,163)	358,668	(802,356)
Accumulated other comprehensive loss	(4,141)	(2,539)	(2,032)	(2,318)	6,889	(4,141)
Total Sinclair Broadcast Group (deficit) equity	(196,969)	(23,998)	670,215	(63,544)	(582,673)	(196,969)
Noncontrolling interests in consolidated subsidiaries	—	—	—	—	9,202	9,202
Total liabilities and equity (deficit)	$87,732	$1,041,678	$1,203,341	$263,136	$(1,019,333)	$1,576,554

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2009

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Cash	$—	$10,364	$217	$12,643	$—	$23,224
Restricted cash — current	—	27,667	—	—	—	27,667
Accounts and other receivables	232	6,014	110,733	4,045	(6,090)	114,934
Other current assets	639	2,558	54,546	2,513	(283)	59,973
Total current assets	871	46,603	165,496	19,201	(6,373)	225,798

Property and equipment, net	11,597	2,135	194,139	95,437	(7,081)	296,227

Investment in consolidated subsidiaries	—	691,578	—	—	(691,578)	—
Restricted cash — long term	—	36,732	484	—	—	37,216
Other long-term assets	69,876	273,806	26,271	58,342	(295,225)	133,070
Total other long-term assets	69,876	1,002,116	26,755	58,342	(986,803)	170,286

Acquired intangible assets	—	—	838,998	57,512	8,900	905,410

Total assets	$82,344	$1,050,854	$1,225,388	$230,492	$(991,357)	$1,597,721

Accounts payable and accrued liabilities	$2,887	$20,742	$32,200	$19,373	$(10,933)	$64,269
Current portion of long-term debt	28,448	—	2,530	12,646	3	43,627
Other current liabilities	—	—	94,229	576	—	94,805
Total current liabilities	31,335	20,742	128,959	32,595	(10,930)	202,701

Long-term debt	171,120	1,037,467	53,192	253,138	(192,236)	1,322,681
Dividends in excess of investment in consolidated subsidiaries	59,402	—	—	—	(59,402)	—
Other liabilities	32,437	1,979	352,567	37,147	(149,569)	274,561
Total liabilities	294,294	1,060,188	534,718	322,880	(412,137)	1,799,943

Common stock	799	—	10	282	(292)	799
Additional paid-in capital	605,340	279,664	670,863	41,824	(992,351)	605,340
Accumulated (deficit) earnings	(813,876)	(286,414)	21,904	(131,677)	396,187	(813,876)
Accumulated other comprehensive loss	(4,213)	(2,584)	(2,107)	(2,817)	7,508	(4,213)
Total Sinclair Broadcast Group shareholders’ (deficit) equity	(211,950)	(9,334)	690,670	(92,388)	(588,948)	(211,950)
Noncontrolling interests in consolidated subsidiaries	—	—	—	—	9,728	9,728
Total liabilities and equity (deficit)	$82,344	$1,050,854	$1,225,388	$230,492	$(991,357)	$1,597,721

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2010

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Net revenue	$—	$—	$163,002	$9,519	$(2,893)	$169,628

Program and production	—	292	38,036	82	(2,492)	35,918
Selling, general and administrative	490	5,865	30,222	834	(192)	37,219
Depreciation, amortization and other operating expenses	431	79	41,517	8,231	6	50,264
Total operating expenses	921	6,236	109,775	9,147	(2,678)	123,401

Operating (loss) income	(921)	(6,236)	53,227	372	(215)	46,227

Equity in earnings of consolidated subsidiaries	14,039	27,380	—	—	(41,419)	—
Interest expense	(4,024)	(23,125)	(1,380)	(5,344)	4,899	(28,974)
Other income (expense)	1,083	5,426	(5,152)	(442)	(22)	893
Total other income (expense)	11,098	9,681	(6,532)	(5,786)	(36,542)	(28,081)

Income tax benefit (provision)	1,343	8,969	(18,325)	927	—	(7,086)
Loss from discontinued operations	—	—	(66)	—	—	(66)
Net income (loss)	11,520	12,414	28,304	(4,487)	(36,757)	10,994
Net loss attributable to the noncontrolling interests	—	—	—	—	526	526
Net income (loss) attributable to Sinclair Broadcast Group	$11,520	$12,414	$28,304	$(4,487)	$(36,231)	$11,520

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2009

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Net revenue	$—	$—	$143,494	$13,664	$(2,420)	$154,738

Program and production	—	173	36,778	64	(2,072)	34,943
Selling, general and administrative	4,172	1,998	29,817	1,368	(86)	37,269
Depreciation, amortization and other operating expenses	479	88	181,016	17,922	(10,272)	189,233
Total operating expenses	4,651	2,259	247,611	19,354	(12,430)	261,445

Operating loss	(4,651)	(2,259)	(104,117)	(5,690)	10,010	(106,707)

Equity in earnings of consolidated subsidiaries	(88,811)	(89,787)	—	—	178,598	—
Interest expense	(10,155)	(6,176)	(1,603)	(3,964)	3,524	(18,374)
Other income (expense)	19,815	8,257	(5,250)	(265)	(3,315)	19,242
Total other income (expense)	(79,151)	(87,706)	(6,853)	(4,229)	178,807	868

Income tax (provision) benefit	(1,745)	1,167	21,703	(2,325)	—	18,800
Loss from discontinued operations	(108)	—	—	—	—	(108)
Net loss	(85,655)	(88,798)	(89,267)	(12,244)	188,817	(87,147)
Net income attributable to the noncontrolling interests	—	—	—	—	1,492	1,492
Net (loss) income attributable to Sinclair Broadcast Group	$(85,655)	$(88,798)	$(89,267)	$(12,244)	$190,309	$(85,655)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2010

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES	$(3,810)	$(15,583)	$55,655	$(4,449)	$4,137	$35,950
CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	—	(34)	(766)	(959)	—	(1,759)
Purchase of alarm monitoring contracts	—	—	—	(1,199)	—	(1,199)
Distributions from investments	—	—	—	41	—	41
Investment in equity and cost method investees	(2,000)	—	—	(972)	—	(2,972)
Change in restricted cash	—	26,556	—	—	—	26,556
Loans to affiliates	(33)	—	—	—	—	(33)
Proceeds from loans to affiliates	46	—	—	—	—	46
Net cash flows (used in) from investing activities	(1,987)	26,522	(766)	(3,089)	—	20,680

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	—	—	—	4,845	—	4,845
Repayments of notes payable, commercial bank financing and capital leases	(25,570)	—	(70)	(4,787)	—	(30,427)
Payments for deferred financing costs	—	(1,221)	—	—	—	(1,221)
Repayment of notes and capital leases to affiliates	(182)	—	(535)	—	—	(717)
Increase (decrease) in intercompany payables	31,549	18,226	(54,125)	8,487	(4,137)	—
Net cash flows from (used in) financing activities	5,797	17,005	(54,730)	8,545	(4,137)	(27,520)

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	27,944	159	1,007	—	29,110
CASH AND CASH EQUIVALENTS, beginning of period	—	10,364	217	12,643	—	23,224
CASH AND CASH EQUIVALENTS, end of period	$—	$38,308	$376	$13,650	$—	$52,334

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2009

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES	$(10,796)	$(3,719)	$41,118	$(2,098)	$(733)	$23,772
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	—	(318)	(700)	(1,814)	—	(2,832)
Purchase of alarm monitoring contracts	—	—	—	(3,221)	—	(3,221)
Distributions from investments	—	—	—	1,197	—	1,197
Investments in equity and cost method investees	(1,128)	—	—	(3,568)	—	(4,696)
Proceeds from sale of assets	—	—	28	—	—	28
Loans to affiliates	(41)	—	—	—	—	(41)
Proceeds from loans to affiliates	42	—	—	—	—	42
Net cash flows used in investing activities	(1,127)	(318)	(672)	(7,406)	—	(9,523)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	—	81,500	—	7,584	—	89,084
Repayments of notes payable, commercial bank financing and capital leases	(30,505)	(52,227)	(99)	(5,749)	—	(88,580)
Purchase of noncontrolling interests	—	—	—	(2,000)	—	(2,000)
Repurchase of Class A Common Stock	(1,454)	—	—	—	—	(1,454)
Dividends paid on Class A and Class B Common Stock	(16,193)	—	—	—	155	(16,038)
Payments for deferred financing costs	—	—	—	(17)	—	(17)
Contributions from noncontrolling interests	—	—	—	226	—	226
Repayments of notes and capital leases to affiliates	(157)	—	(551)	—	—	(708)
Increase (decrease) in intercompany payables	60,232	(31,367)	(39,288)	9,845	578	—
Net cash flows from (used in) financing activities	11,923	(2,094)	(39,938)	9,889	733	(19,487)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(6,131)	508	385	—	(5,238)
CASH AND CASH EQUIVALENTS, beginning of period	—	9,649	227	6,594	—	16,470
CASH AND CASH EQUIVALENTS, end of period	$—	$3,518	$735	$6,979	$—	$11,232

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report includes or incorporates forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act) and the U.S. Private Securities Litigation Reform Act of 1995.  We have based these forward-looking statements on our current expectations and projections about future events.  These forward-looking statements are subject to risks, uncertainties and assumptions about us, including, among other things, the following risks:

General risks

•                  the impact of changes in national and regional economies and credit and capital markets;

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

•                  availability and cost of programming and the continued viability of networks and syndicators that provide us with programming content;

•                  the effects of the FCC’s National Broadband Plan and the potential reclamation of some of our broadcasting spectrum;

•                  the effects of governmental regulation of broadcasting or changes in those regulations and court actions interpreting those regulations, including ownership regulations, indecency regulations, retransmission regulations and political or other advertising restrictions and regulations;

•                  labor disputes and legislation and other union activity;

•                  the broadcasting community’s ability to develop a viable mobile digital broadcast television (mobile DTV) strategy and platform and the consumers appetite for mobile television;

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

•                  our ability to maintain our affiliation agreements with our networks and at renewal, to successfully negotiate these agreements with favorable terms;

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

•                  successful execution of our multi-channel broadcasting initiatives strategy including mobile DTV; and

•                  the results of prior year tax audits by taxing authorities.

Other matters set forth in this report and our other reports filed with the SEC, including the Risk Factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2009 may also cause actual results in the future to differ materially from those described in the forward-looking statements.  However, additional factors and risks not currently known to us or that we currently deem immaterial may also cause actual results in the future to differ materially from those described in the forward-looking statements.  You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date made.  We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this report might not occur.

The following table sets forth certain operating data for the three months ended March 31, 2010 and 2009:

STATEMENTS OF OPERATIONS DATA

(in thousands, except for per share data) (Unaudited)

	Three Months Ended March 31,
	2010	2009
Statement of Operations Data:
Net broadcast revenues (a)	$147,922	$131,305
Revenues realized from station barter arrangements	14,776	11,898
Other operating divisions revenues	6,930	11,535
Total revenues	169,628	154,738

Station production expenses	35,918	34,943
Station selling, general and administrative expenses	30,642	30,910
Expenses recognized from station barter arrangements	13,231	10,228
Amortization of program contract costs and net realizable value adjustments	15,914	20,758
Depreciation and amortization expenses (b)	14,342	17,134
Other operating divisions expenses	6,777	12,251
Corporate general and administrative expenses	6,577	6,359
Gain on asset exchange	—	(1,236)
Impairment of goodwill, intangible and other assets	—	130,098
Operating income (loss)	46,227	(106,707)

Interest expense and amortization of debt discount and deferred financing costs	(28,974)	(18,374)
(Loss) gain from extinguishment of debt	(289)	18,986
Income (loss) from equity and cost method investees	543	(445)
Other income, net	639	701
Income (loss) from continuing operations before income taxes	18,146	(105,839)
Income tax (provision) benefit	(7,086)	18,800
Income (loss) from continuing operations	11,060	(87,039)

Discontinued operations:
Loss from discontinued operations	(66)	(108)
Net income (loss)	10,994	(87,147)
Net loss attributable to the noncontrolling interests	526	1,492
Net income (loss) attributable to Sinclair Broadcast Group	$11,520	$(85,655)

Basic and Diluted Earnings (Loss) Per Common Share Attributable to Sinclair Broadcast Group:
Earnings (loss) per share from continuing operations	$0.14	$(1.06)
Earnings (loss) per share	$0.14	$(1.06)

	March 31, 2010	December 31, 2009
Balance Sheet Data:
Cash and cash equivalents	$52,334	$23,224
Total assets	$1,576,554	$1,597,721
Total debt (c)	$1,338,099	$1,366,308
Total equity (deficit)	$(187,767)	$(202,222)

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

Executive Overview — financial events since December 31, 2009;

Results of Operations — an analysis of our revenues and expenses for the three months ended March 31, 2010 and 2009, including comparisons between quarters and expectations for the three months ended June 30, 2010.

Liquidity and Capital Resources — a discussion of our primary sources of liquidity, an analysis of our cash flows from or used in operating activities, investing activities and financing activities and an update of our debt repurchases during the quarter.

EXECUTIVE OVERVIEW

First Quarter 2010 Events

•                  In January, we entered into a one-year retransmission consent agreement with Mediacom for continued carriage of the signals of 22 stations owned and/or operated by us in 15 markets;

•                  In February, we purchased at par approximately $12.3 million and $14.3 million of the 3.0% and 4.875% Notes, respectively, pursuant to tender offers;

•                  In February, we entered into an agreement for carriage of THECOOLTV, a music video provider on certain of our stations’ secondary digital signal;

•                  In February, we entered into a network affiliation agreement effective September 1, 2010 with The CW for KMYS-TV in San Antonio, Texas, expiring August 31, 2011.  KMYS-TV will switch from MyNetworkTV to The CW on the effective date;

•                  In March, we entered into a renewal of nine ABC network affiliation agreements which represents all of our ABC affiliates, effective January 1, 2010 and expiring August 31, 2015; and

•                  Excluding political, local revenues have increased 13.9% and national revenues have increased 5.2% in the first quarter 2010 versus the first quarter 2009 as advertising levels in the automotive sector and retransmission revenues have gained momentum.  Station production, selling and general and administrative expenses combined increased only 1.1% over the same period as we have continued to implement cost control initiatives.

Other Events

•                  On April 30, 2010, we prepaid $25.0 million of the Bank Credit Agreement, Term Loan B.

RESULTS OF OPERATIONS

In general, this discussion is related to the results of our continuing operations, except for discussions regarding our cash flows, which also include the results of our discontinued operations.  Unless otherwise indicated, references in this discussion and analysis to the first quarter of 2010 and 2009 refer to the three months ended March 31, 2010 and 2009, respectively.  Additionally, any references to the second, third or fourth quarter are to the three months ended June 30, September 30 and December 31, respectively, for the year being discussed.

BROADCAST SEGMENT

Broadcast Revenue

The following table presents our revenues from continuing operations, net of agency commissions, for the three months ended March 31, 2010 and 2009 (in millions):

	For the Three Months Ended March 31,
	2010	2009	Percent Change
Local revenues:
Non-political	$112.2	$98.5	13.9%
Political	0.2	0.1	(a)
Total local	112.4	98.6	14.0%
National revenues:
Non-political	34.2	32.5	5.2%
Political	1.3	0.2	(a)
Total national	35.5	32.7	8.6%
Total net broadcast revenues	$147.9	$131.3	12.6%

(a)                        Political revenue is not comparable from year to year due to cyclicality of elections.  See Political Revenues below for more information.

Net broadcast revenues.  Our top ten revenue categories when comparing the first quarter 2010 to the same period in 2009, showed increases in advertising revenues generated from the automotive, services, schools, food-grocery/other, home products and medical sectors.  These increases were partially offset by a decrease in the telecommunications and paid programming sectors.  Automotive, which typically is our largest category, represented 17.4% of the quarter’s net time sales and was up 35.6% in the first quarter 2010 compared to the same period in 2009.

The following table presents our time sales revenue from continuing operations, net of agency commissions, by network affiliates for the three months ended March 31, 2010 and 2009 (dollars in millions):

	# of	Percent of Net Time Sales for the Three months ended March 31,
	Stations	2010	2009	Percent Change
FOX	20	47.6%	46.4%	9.5%
ABC	9	19.1%	17.8%	14.4%
MyNetworkTV	17	17.9%	19.5%	(1.9)%
The CW	9	12.1%	13.2%	(2.0)%
CBS	2	2.6%	2.3%	21.8%
NBC	1	0.6%	0.7%	(14.0)%
Digital	5	0.1%	0.1%	107.6%
Total	63

Political Revenues.  Political revenues increased by $1.2 million to $1.5 million for the first quarter 2010 when compared to the same period in 2009.  Political revenues are typically lower in non-election years such as 2009.

Local Revenues.  Excluding political revenues, our local broadcast revenues, which include local times sales, retransmission revenues and other local revenues, were up $13.7 million for the three months ended March 31, 2010 when compared to 2009.  The increase is due to an increase in advertising in the automotive sector and an increase in retransmission revenues from MVPDs.

National Revenues.  Our national broadcast revenues, excluding political revenues, include national time sales and other national revenues.  Over the past few years, national revenues have trended downward, however, our first quarter 2010 results were up $1.7 million compared to same period in 2009. This was primarily due to the amplified decline in 2009 from the effects of the recent recession and a rebounding economy in 2010 along with assistance from an improved automotive sector.

Broadcast Expenses

The following table presents our significant expense categories in our broadcast segment for the three months ended March 31, 2010 and 2009 (in millions):

	For the Three Months Ended March 31,
	2010	2009	Percent Change (Increase/(Decrease))

Station production expenses	$35.9	$34.9	2.9%
Station selling, general and administrative expenses	$30.6	$30.9	(1.0)%
Amortization of program contract costs and net realizable value adjustments	$15.9	$20.8	(23.6)%
Corporate general and administrative expenses	$5.9	$2.0	195.0%
Gain on asset exchange	$—	$(1.2)	(100.0)%
Impairment of goodwill, intangible and other assets	$—	$130.1	(100.0)%

Station production expenses.  Station production expenses increased during the first quarter 2010 compared to the same period in 2009 primarily due to an increase in fees pursuant to network affiliation agreements and increased maintenance costs to remove analog equipment.  These increases were partially offset by a decrease in electric expenses due to the digital signal conversion in June 2009 and cessation of analog transmission.

Station selling, general and administrative expenses.  Station selling, general and administrative expenses decreased during the first quarter 2010 compared to same period in 2009, primarily due to decreases in bad debt expense from improved collection efforts, decreased tower rental expense resulting from analog equipment removals and lease terminations and decreased compensation expense.  These decreases were partially offset by increases related to national sales representative and local commissions costs due to an increase in sales.

We expect second quarter 2010 station production and station selling, general and administrative expenses, excluding barter, to trend higher than our first quarter 2010 results.

Amortization of program contract costs and net realizable value adjustments.  The amortization of program contract costs decreased during the first quarter 2010 compared to the same period in 2009.  Over the past few years we have purchased barter and short-term program contracts which are less expensive and result in lower contract cost amortization.  We expect program contract amortization to trend higher in second quarter 2010 compared to first quarter 2010.

Corporate general and administrative expenses.  See explanation under Corporate and Unallocated Expenses.

Gain on asset exchange.  During the first quarter 2009, we recognized a non-cash gain of $1.2 million from the exchange of equipment under agreements with Sprint Nextel Corporation and in association with the FCC’s decision to allow Sprint Nextel Corporation to utilize our vacated analog spectrum in exchange for the new digital equipment.  We have received all applicable equipment pursuant to the agreement in 2009.

Impairment of goodwill, broadcast licenses and other assets.  Due to the severity of the economic downturn and the decrease of our market capitalization, we tested our goodwill and broadcast licenses for impairment during the first quarter of 2009.  During the first quarter of 2009, we recorded an impairment of $69.5 million and $60.6 million related to our goodwill and broadcast licenses, respectively.  The economy has since improved and, therefore, no impairment was recorded in the first quarter 2010.

OTHER OPERATING DIVISIONS SEGMENT

The following table presents our other operating divisions segment revenue and expenses related to G1440 Holdings, Inc. (G1440), an information technology staffing, consulting and software development company, Acrodyne Communications, Inc. (Acrodyne), a manufacturer of television transmissions systems, Triangle Sign & Service, LLC. (Triangle), a sign designer and fabricator, Alarm Funding Associates, LLC. (Alarm Funding), a regional security alarm operating and bulk acquisition company, and real estate ventures for the three months ended March 31, 2010 and 2009 (in millions):

	For the Three Months Ended March 31,
	2010	2009	Percent Change (Increase/(Decrease))
Revenues:
G1440	$—	$1.7	(100.0)%
Acrodyne	$—	$1.7	(100.0)%
Triangle	$3.4	$6.0	(43.3)%
Alarm Funding	$2.2	$1.2	83.3%
Real Estate Ventures	$1.3	$0.9	44.4%

Expenses: (a)
G1440	$—	$1.8	(100.0)%
Acrodyne	$—	$1.8	(100.0)%
Triangle	$4.3	$6.1	(29.5)%
Alarm Funding	$1.8	$1.1	63.6%
Real Estate Ventures	$2.0	$2.2	(9.1)%

(a)                             Comprises total expenses of the entity including other operating divisions expenses, depreciation and amortization and applicable other income (expense) items such as interest expense.

G1440 was sold in fourth quarter 2009 and Acrodyne closed its business September 30, 2009.

The decreases in Triangle’s results are primarily due to a decline in order volume driven by the economic downturn particularly in the retail sector.  The increases in Alarm Funding’s results are primarily due to the acquisition of new alarm monitoring contracts and the expansion of sales efforts.

Income (Loss) from Equity and Cost Method Investments.  Results of our equity and cost method investments in private investment funds and real estate ventures are included in income (loss) from equity and cost method investments in our consolidated statements of operations.  During the period ended March 31, 2010, we recorded income of $1.0 million related to certain private investment funds and a loss of $0.5 million related to our real estate ventures.  During the period ended March 31, 2009, we recorded a loss of $0.4 million related to our real estate ventures.

CORPORATE AND UNALLOCATED EXPENSES

	For the Three Months Ended March 31,
	2010	2009	Percent Change (Increase/(Decrease))
Corporate general and administrative expenses	$0.5	$4.1	(87.8)%
Interest expense	$28.4	$18.1	56.9%
(Loss) gain from extinguishment of debt	$(0.3)	$19.0	(101.6)%
Income tax (provision) benefit	$(7.1)	$18.8	(137.8)%

Corporate general and administrative expenses.  In conjunction with our recent debt restructuring activities, we re-examined our corporate overhead cost allocation methodologies and made applicable changes to the way we allocate costs resulting in greater overhead absorption by our broadcast segment.  Therefore, rather than examining these costs on a segment basis, we will examine the cost variance on an overall basis excluding only corporate general and admisistrative costs from our other operating divisions segment which are included in the expenses discussed in the other operating divisions segment section.  Total corporate general and administrative expenses increased $0.3 million in first quarter 2010 compared to the same period in 2009. This is primarily due to an increase in stock based compensation from the issuance of stock-settled appreciation rights in the first quarter 2010 partially offset by a reduction in health and other insurance costs.

We expect corporate general and administrative expenses to increase in the second quarter 2010 compared to first quarter 2010.

Interest expense.  Interest expense has increased primarily due to the debt refinancings in fourth quarter 2009.  As part of a comprehensive debt refinancing, we issued new 9.25% Notes and amended and restated our Bank Credit Agreement both of which accrue interest at higher rates then the debt replaced.  We expect interest expense to decrease in second quarter 2010 compared to first quarter 2010.

(Loss) gain from extinguishment of debt.   During first quarter 2010, through tender offers, we redeemed $14.3 million and $12.3 million of our 4.875% and 3.0% Notes, respectively, resulting in a loss on extinguishment of $0.2 million and $0.1 million, respectively.  In first quarter 2009, we repurchased, in the open market, $50.7 million of our 3.0% Notes and $1.0 million of our 6.0% Debentures, resulting in a gain of $18.5 million and $0.5 million, respectively from extinguishment of debt.

Income tax (provision) benefit.  The effective tax rate for the three months ended March 31, 2010 including the effects of the noncontrolling interests was a provision of 38.0% as compared to a benefit of 18.0% during the same period in 2009.  Due to our pre-tax income in 2010 compared to our pre-tax loss in 2009, we incurred a tax provision in 2010 versus a tax benefit in 2009.  The difference in the absolute value of the tax rate between 2010 and 2009 is primarily because impairments of certain indefinite-lived intangible assets recorded in 2009 were not deductible for income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2010, we had $52.3 million in cash and cash equivalent balances and working capital of approximately $48.1 million.  Cash generated by our operations and availability under the Revolving Credit Facility are used as our primary source of liquidity.  As of March 31, 2010, we had $135.9 million of borrowing capacity available on our Revolving Credit Facility.  We anticipate that cash flow from our operations and borrowing capacity under the Revolving Credit Facility will be sufficient to satisfy our debt service obligations, capital expenditure requirements, working capital needs and certain committed strategic investments.

On January 26, 2010, we commenced tender offers to purchase for cash any and all of the outstanding 3.0% and 4.875% Notes at 100% of the face value of such notes.  The tender offers expired February 23, 2010 and approximately $12.3 million and $14.3 million principal amount of the 3.0% and 4.875% Notes, respectively, were tendered and purchased.

Sources and Uses of Cash

The following table sets forth our cash flows for the three months ended March 31, 2010 and 2009 (in millions):

	For the Three Months Ended March 31,
	2010	2009
Net cash flows from operating activities	$36.0	$23.8

Cash flows (used in) from investing activities:
Acquisition of property and equipment	$(1.7)	$(2.8)
Decrease in restricted cash	26.6	—
Dividends and distributions from cost method investees	—	1.2
Purchase of alarm monitoring contracts	(1.2)	(3.2)
Investments in equity and cost method investees	(3.0)	(4.7)
Net cash flows from (used in) investing activities	$20.7	$(9.5)

Cash flows (used in) from financing activities:
Proceeds from notes payable, commercial bank financing and capital leases	$4.8	$89.1
Repayments of notes payable, commercial bank financing and capital leases	(30.4)	(88.6)
Repurchase of Class A Common Stock	—	(1.5)
Payments for deferred financing costs	(1.2)	—
Dividends paid on Class A and Class B Common Stock	—	(16.0)
Purchase of subsidiary share from noncontrolling interests	—	(2.0)
Noncontrolling interests contributions	—	0.2
Other	(0.7)	(0.7)
Net cash flows used in financing activities	$(27.5)	$(19.5)

Operating Activities

Net cash flows from operating activities increased during the first quarter 2010 compared to the same period in 2009.  During 2010, we received more in cash receipts from customers, net of cash payments to vendors, however, we paid more in interest and program payments.

We expect program payments to decrease in the second quarter 2010 compared to the first quarter 2010.

Investing Activities

With the exception of restricted cash, net cash flows used in investing activities decreased during the first quarter 2010 compared to the same period in 2009 as we made less equity and cost method investments, capital expenditures and alarm monitoring contract purchases.  Our capital expenditures and alarm monitoring contract purchases were down from 2009 primarily due to timing changes of scheduled activities and market conditions, respectively.  We limited our equity and cost method investment activity to committed investments.  We decreased our investment in restricted cash to pay for the tender offers of the 3.0% and 4.875% Notes.

For second quarter 2010, we anticipate incurring more capital expenditures than incurred in the first quarter.

Financing Activities

Net cash flows used in financing activities increased in the first quarter 2010 compared to the same period in 2009.  Due to cash use restrictions in our Bank Credit Agreement, during the first quarter of 2010 we built a cash balance and did not use our Revolving Credit Facility.  We purchased $26.6 million of our 3.0% and 4.875% Notes pursuant to tender offers and we ceased paying our cash dividend after the first quarter of 2009.  In addition, in first quarter 2010 we made payments for deferred financing costs that were primarily related to the 2009 fourth quarter debt refinancing.

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

CONTRACTUAL CASH OBLIGATIONS

As mentioned above, we purchased $26.6 million of our 3.0% and 4.875% Notes pursuant to tender offers during first quarter 2010.  As of March 31, 2010, the face amount outstanding of the 3.0% and 4.875% Notes was $15.4 million and $22.7 million, respectively.

There were no material changes outside the ordinary course of business to our contractual cash obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the quantitative and qualitative disclosures about market risk previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Internal Control over Financial Reporting

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and effectiveness of our disclosure controls and procedures and our internal control over financial reporting as of March 31, 2010.

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The term “internal control over financial reporting,” as defined in Rules 13a-15d-15(f) under the Exchange Act, means a process designed by, or under the supervision of our Chief Executive and Chief Financial Officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (GAAP) and includes those policies and procedures that:

•                  pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of our assets;

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

Assessment of Effectiveness of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures as of March 31, 2010, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during or subsequent to the quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

The following section represents an update to the Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Our affiliation agreements with the FOX television network require us to receive FOX’s consent prior to entering into retransmission consent agreements that include content provided by the FOX network.  FOX has recently begun conditioning its consent on its affiliates agreeing to pay FOX compensation related to such retransmission consent agreements.  We, and other FOX affiliates, are currently negotiating with FOX on this issue.  The results of such negotiations cannot be predicted at this time and we could suffer financially in the form of lower payments from MVPDs and decreased advertising revenue if we are not able to obtain FOX’s consent or as a result of making payments to FOX if the cost of obtaining such consent is too high relative to the fees received from the MVPDs.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  REMOVED AND RESERVED

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description

10.1	Stock Appreciation Right Agreement between Sinclair Broadcast Group, Inc. and David D. Smith dated March 12, 2010.

31.1	Certification by David D. Smith, as Chairman and Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to Rule 13a-14(a) of the Exchange Act (15 U.S.C. § 7241).

31.2	Certification by David B. Amy, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to Rule 13a-14(a) of the Exchange Act (15 U.S.C. § 7241).

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on the 6th day of May 2010.

SINCLAIR BROADCAST GROUP, INC.

By:	/s/ David R. Bochenek
David R. Bochenek
Vice President/Chief Accounting Officer
(Authorized Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Stock Appreciation Right Agreement between Sinclair Broadcast Group, Inc. and David D. Smith dated March 12, 2010.

31.1	Certification by David D. Smith, as Chairman and Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to Rule 13a-14(a) of the Exchange Act (15 U.S.C. § 7241).

31.2	Certification by David B. Amy, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to Rule 13a-14(a) of the Exchange Act (15 U.S.C. § 7241).

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