Form 10-Q
period 2010-06-30
SINCLAIR BROADCAST GROUP INC
filed 2010-08-04
CIK 912752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of share outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of each class	Number of shares outstanding as of July 26, 2010
Class A Common Stock	49,349,586
Class B Common Stock	30,977,859

SINCLAIR BROADCAST GROUP, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2010

PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data) (Unaudited)

	As of June 30, 2010	As of December 31, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$42,820	$23,224
Current portion of restricted cash	22,446	27,667
Accounts receivable, net of allowance for doubtful accounts of $3,075 and $2,932, respectively	112,707	106,792
Affiliate receivable	67	69
Current portion of program contract costs	25,310	43,741
Income taxes receivable	7,382	8,073
Prepaid expenses and other current assets	6,488	6,130
Deferred barter costs	3,862	2,825
Deferred tax assets	7,277	7,277
Total current assets	228,359	225,798

PROGRAM CONTRACT COSTS, less current portion	11,603	16,417
PROPERTY AND EQUIPMENT, net	281,433	296,227
RESTRICTED CASH, less current portion	386	37,216
GOODWILL	660,017	660,017
BROADCAST LICENSES	51,988	51,988
DEFINITE-LIVED INTANGIBLE ASSETS, net	186,493	193,405
OTHER ASSETS	119,566	116,653
Total assets	$1,539,845	$1,597,721

LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$3,794	$3,746
Accrued liabilities	64,946	60,523
Current portion of notes payable, capital leases and commercial bank financing	37,421	40,632
Current portion of notes and capital leases payable to affiliates	3,316	2,995
Current portion of program contracts payable	63,256	91,995
Deferred barter revenues	3,481	2,810
Total current liabilities	176,214	202,701

LONG-TERM LIABILITIES:
Notes payable, capital leases and commercial bank financing, less current portion	1,235,508	1,297,964
Notes payable and capital leases to affiliates, less current portion	21,077	24,717
Program contracts payable, less current portion	36,334	48,448
Deferred tax liabilities	193,217	177,219
Other long-term liabilities	47,863	48,894
Total liabilities	1,710,213	1,799,943

EQUITY (DEFICIT):
SINCLAIR BROADCAST GROUP SHAREHOLDERS’ EQUITY (DEFICIT):
Class A Common Stock, $.01 par value, 500,000,000 shares authorized, 49,330,309 and 47,375,437 shares issued and outstanding, respectively	493	474
Class B Common Stock, $.01 par value, 140,000,000 shares authorized, 30,997,859 and 32,453,859 shares issued and outstanding, respectively, convertible into Class A Common Stock	310	325
Additional paid-in capital	609,136	605,340
Accumulated deficit	(785,083)	(813,876)
Other comprehensive loss	(4,068)	(4,213)
Total Sinclair Broadcast Group shareholders’ deficit	(179,212)	(211,950)
Noncontrolling interests	8,844	9,728
Total deficit	(170,368)	(202,222)
Total liabilities and equity (deficit)	$1,539,845	$1,597,721

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
REVENUES:
Station broadcast revenues, net of agency commissions	$158,709	$133,008	$306,631	$264,313
Revenues realized from station barter arrangements	17,985	13,919	32,761	25,817
Other operating divisions revenues	8,857	11,345	15,787	22,880
Total revenues	185,551	158,272	355,179	313,010

OPERATING EXPENSES:
Station production expenses	38,645	36,889	74,563	71,832
Station selling, general and administrative expenses	30,554	31,993	61,196	62,903
Expenses recognized from station barter arrangements	15,748	11,293	28,979	21,521
Amortization of program contract costs and net realizable value adjustments	15,303	19,865	31,217	40,623
Other operating divisions expenses	7,580	10,891	14,357	23,142
Depreciation of property and equipment	9,097	10,528	18,722	22,461
Corporate general and administrative expenses	7,250	6,017	13,827	12,376
Amortization of definite-lived intangible assets and other assets	4,683	6,252	9,400	11,453
Gain on asset exchange	—	(1,280)	—	(2,516)
Impairment of goodwill, intangible and other assets	—	—	—	130,098
Total operating expenses	128,860	132,448	252,261	393,893
Operating income (loss)	56,691	25,824	102,918	(80,883)

OTHER INCOME (EXPENSE):
Interest expense and amortization of debt discount and deferred financing costs	(28,377)	(17,646)	(57,351)	(36,020)
(Loss) gain from extinguishment of debt	(149)	—	(438)	18,986
(Loss) income from equity and cost method investments	(1,024)	463	(481)	18
Other income, net	571	412	1,210	1,113
Total other expense	(28,979)	(16,771)	(57,060)	(15,903)
Income (loss) from continuing operations before income taxes	27,712	9,053	45,858	(96,786)
INCOME TAX (PROVISION) BENEFIT	(10,692)	(6,358)	(17,778)	12,442
Income (loss) from continuing operations	17,020	2,695	28,080	(84,344)
DISCONTINUED OPERATIONS:
Loss from discontinued operations, includes income tax provision of $68, $109, $134 and $217, respectively	(68)	(109)	(134)	(217)
NET INCOME (LOSS)	16,952	2,586	27,946	(84,561)
Net loss attributable to the noncontrolling interests	321	197	847	1,689
NET INCOME (LOSS) ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP	$17,273	$2,783	$28,793	$(82,872)

EARNINGS (LOSS) PER COMMON SHARE ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP:
Basic earnings (loss) per share from continuing operations	$0.22	$0.04	$0.36	$(1.03)
Basic earnings (loss) per share	$0.22	$0.04	$0.36	$(1.03)
Diluted earnings (loss) per share from continuing operations	$0.21	$0.04	$0.36	$(1.03)
Diluted earnings (loss) per share	$0.21	$0.04	$0.36	$(1.03)
Weighted average common shares outstanding	80,307	79,566	80,133	80,187
Weighted average common and common equivalent shares outstanding	86,985	79,566	81,175	80,187

AMOUNTS ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP COMMON SHAREHOLDERS:
Income (loss) from continuing operations	$17,341	$2,892	$28,927	$(82,655)
Loss from discontinued operations	(68)	(109)	(134)	(217)
Net income (loss)	$17,273	$2,783	$28,793	$(82,872)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED JUNE 30, 2010

(In thousands) (Unaudited)

	Sinclair Broadcast Group Shareholders
	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Loss	Noncontrolling Interests	Total Equity (Deficit)

BALANCE, December 31, 2009	$474	$325	$605,340	$(813,876)	$(4,213)	$9,728	$(202,222)
Class A Common Stock issued pursuant to employee benefit plans	4	—	3,796	—	—	—	3,800
Class B Common Stock converted into Class A Common Stock	15	(15)	—	—	—	—	—
Distributions to noncontrolling interest	—	—	—	—	—	(37)	(37)
Amortization of net periodic pension benefit costs	—	—	—	—	145	—	145
Net income (loss)	—	—	—	28,793	—	(847)	27,946
BALANCE, June 30, 2010	$493	$310	$609,136	$(785,083)	$(4,068)	$8,844	$(170,368)

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands) (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Net income (loss)	$16,952	$2,586	$27,946	$(84,561)
Amortization of net periodic pension benefit costs	73	52	145	105
Comprehensive income (loss)	17,025	2,638	28,091	(84,456)
Comprehensive loss attributable to the noncontrolling interests	321	197	847	1,689
Comprehensive income (loss) attributable to Sinclair Broadcast Group	$17,346	$2,835	$28,938	$(82,767)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income (loss)	$27,946	$(84,561)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Amortization of debt discount, net of debt premium	2,521	5,578
Depreciation of property and equipment	18,857	22,649
Recognition of deferred revenue	(10,606)	(13,626)
Impairment of goodwill, intangible and other assets	—	130,098
Amortization of definite-lived intangible and other assets	9,400	11,453
Amortization of program contract costs and net realizable value adjustments	31,217	40,623
Loss (gain) on extinguishment of debt, non-cash portion	438	(18,986)
Deferred tax provision (benefit) related to operations	15,902	(12,439)
Change in assets and liabilities:
(Increase) decrease in accounts receivable, net	(5,917)	15,351
Decrease (increase) in income taxes receivable	691	(430)
(Increase) decrease in prepaid expenses and other current assets	(260)	364
Increase in other assets	(169)	(1,986)
Increase in accounts payable and accrued liabilities	17,261	818
Increase (decrease) in other long-term liabilities	60	(359)
Payments on program contracts payable	(48,833)	(42,680)
Other, net	1,657	(408)
Net cash flows from operating activities	60,165	51,459
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(4,662)	(4,882)
Purchase of alarm monitoring contracts	(3,391)	(7,618)
Decrease in restricted cash	42,051	—
Dividends and distributions from equity and cost method investees	143	1,398
Investments in equity and cost method investees	(6,362)	(6,662)
Proceeds from the sale of assets	—	38
Loans to affiliates	(68)	(82)
Proceeds from loans to affiliates	70	82
Net cash flows from (used in) investing activities	27,781	(17,726)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	9,025	113,964
Repayments of notes payable, commercial bank financing and capital leases	(74,611)	(129,259)
Purchase of subsidiary shares from noncontrolling interests	—	(3,000)
Repurchase of Class A Common Stock	—	(1,454)
Dividends paid on Class A and Class B Common Stock	—	(16,038)
Payments for deferred financing costs	(1,228)	(108)
Noncontrolling interests (distributions) contributions	(37)	226
Repayments of notes and capital leases to affiliates	(1,499)	(1,454)
Net cash flows used in financing activities	(68,350)	(37,123)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	19,596	(3,390)
CASH AND CASH EQUIVALENTS, beginning of period	23,224	16,470
CASH AND CASH EQUIVALENTS, end of period	$42,820	$13,080

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

Interim Financial Statements

The consolidated financial statements for the three and six months ended June 30, 2010 and 2009 are unaudited.  In the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows for these periods as adjusted for the adoption of recent accounting pronouncements discussed below.

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

In determining whether we are the primary beneficiary of a VIE for financial reporting purposes, we consider whether we have the power to direct the activities of the VIE that most significantly impact the economic performance of the VIE and whether we have the obligation to absorb losses or the right to receive returns that would be significant to the VIE.  We consolidate VIEs when we are the primary beneficiary.  The assets of our consolidated VIEs can only be used to settle the obligations of the VIE.  All the liabilities including debt held by our VIEs are non-recourse to us.  However the VIE debt of Cunningham Broadcasting Corporation (Cunningham) contains cross-default provisions under our senior secured credit facility (Bank Credit Agreement).  See Note 4, Related Person Transactions for more information.

We have a Local Marketing Agreement (LMA) to provide programming, sales and managerial services to Cunningham, the license owner for six television stations.  We pay LMA fees to Cunningham and also reimburse all operating expenses.  We also have an acquisition agreement in which we have a purchase option to buy the license assets of the television stations which includes the FCC license and certain other assets used to operate the station (License Assets).  Our applications to acquire the Federal Communications Commission (FCC) licenses are pending approval.  We have determined that the Cunningham stations are VIEs and that based on the terms of the agreements, we are the primary beneficiary of the variable interests because we have the power to direct the activities which significantly impact the economic performance of the VIE through the sales and managerial services we provide and we absorb losses and returns that would be considered significant to Cunningham.  See Note 4, Related Person Transactions for more information on our arrangements with Cunningham.

We have outsourcing agreements with other license owners, which we provide certain non-programming related sales, operational and administrative services.  We pay a fee to the license owner based on a percentage of broadcast cash flow and we reimburse all operating expenses.  We also have a purchase option to buy the License Assets.  For the same reasons noted above regarding the LMA, we have determined that the outsourced license station assets are VIEs and we are the primary beneficiary.

As of the dates indicated, the carrying amounts and classification of the assets and liabilities of the VIEs mentioned above which have been included in our consolidated balance sheets were as follows (in thousands):

	As of June 30, 2010	As of December 31, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,826	$4,127
Income taxes receivable	29	33
Current portion of program contract costs	364	430
Prepaid expenses and other current assets	177	129
Deferred tax assets	27	27
Total current asset	5,423	4,746

PROGRAM CONTRACT COSTS, less current portion	512	649
PROPERTY AND EQUIPMENT, net	7,848	8,239
GOODWILL	6,357	6,357
BROADCAST LICENSES	4,320	4,320
DEFINITE-LIVED INTANGIBLE ASSETS, net	7,225	7,393
OTHER ASSETS	176	213
Total assets	$31,861	$31,917

LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$37	$37
Accrued liabilities	514	774
Current portion of notes payable, capital leases and commercial bank financing	11,047	11,039
Current portion of program contracts payable	479	576
Total current liabilities	12,077	12,426

LONG-TERM LIABILITIES:
Notes payable, capital leases and commercial bank financing, less current portion	19,015	24,540
Program contracts payable, less current portion	284	444
Deferred tax liabilities	218	218
Total liabilities	$31,594	$37,628

The amounts above represent the consolidated assets and liabilities of the VIEs related to our LMA and outsourcing agreements and have been aggregated as they all relate to our broadcast business. In addition the risk and reward characteristics of the VIEs are similar.

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

The carrying amounts of our investments in these VIEs for which we are not the primary beneficiary as of June 30, 2010 and December 31, 2009 are as follows (in thousands):

	As of June 30, 2010		As of December 31, 2009
	Carrying amount	Maximum exposure	Carrying amount	Maximum exposure
Investments in real estate ventures	$8,379	$8,379	$8,796	$8,796
Investments in investment companies	23,953	23,953	21,108	21,108
Total	$32,332	$32,332	$29,904	$29,904

The carrying amounts above are included in other assets in the consolidated balance sheets.  The income and loss related to these investments are recorded in (loss) income from equity and cost method investments in the consolidated statement of operations.  We recorded a loss of $0.4 million and income of $0.1 million in the quarters ended June 30, 2010 and 2009, respectively.  We recorded income of $0.5 million and a loss of $0.5 million for the six months ended June 30, 2010 and 2009, respectively.

Our maximum exposure is equal to the carrying value of our investments.  As of June 30, 2010 and December 31, 2009, our unfunded commitments totaled $14.8 million and $16.8 million, respectively.

Recent Accounting Pronouncements

In September 2009, the FASB ratified the Emerging Issues Task Force’s amended guidance on accounting for revenue arrangements with multiple deliverables.  The amended guidance allows the use of an estimated selling price for the undelivered units of accounting in transactions in which vendor-specific objective evidence (VSOE) or third-party evidence (TPE) does not exist.  The amended guidance no longer allows the use of the residual method when allocating arrangement consideration between the delivered and undelivered units of accounting if VSOE and TPE of the selling price does not exist for all units of accounting.  Entities are required to estimate the selling price of the deliverables, when VSOE and TPE are not available, and then allocate the consideration based on the relative selling prices of the deliverables.  This guidance also requires additional disclosures including the amount of revenue recognized each reporting period and the amount of deferred revenue as of the end of each reporting period under this guidance.  This guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning after June 15, 2010 and should be applied on a prospective basis.  We have not determined the impact that this guidance will have on our consolidated financial statements.

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

Restricted Cash and Debt Redemptions

In October 2009, we established a cash collateral account with the proceeds from the sale of 9.25% Senior Subordinated Second Lien Notes due 2017 (the 9.25% Notes).  The cash collateral account restricted the use of cash therein to repurchase our 3.0% Convertible Senior Notes due 2027 (the 3.0% Notes) and 4.875% Convertible Senior Notes due 2018 (the 4.875% Notes) upon, or prior to, the expiration of the put periods for such notes in May 2010 and January 2011, respectively.  Upon expiration of such put periods, the unused cash is released to us to be used for general corporate purposes.

During the first quarter of 2010, we completed tender offers to purchase for cash any and all of the outstanding 3.0% Notes and 4.875% Notes at 100% of the face value of such notes.  We used $26.6 million of restricted cash to pay for such redemptions.  We redeemed approximately $12.3 million and $14.3 million of the 3.0% and 4.875% Notes, respectively.  During the second quarter of 2010, the put right period for the 3.0% Notes expired and holders representing $10.0 million in principal amount of the 3.0% Notes exercised their put rights.  We used $10.0 million of restricted cash to pay for such exercises.  After the expiration of the 3.0% Notes put rights $5.4 million of unused funds from the cash collateral account were released to us for general corporate purposes.  Additionally, during the second quarter of 2010, we made an early repayment of $25.0 million on our Term Loan B and repurchased, on the open market, $6.1 million of the 6.0% Notes.  As of June 30, 2010, we held $22.4 million in the restricted cash collateral account to be used for the redemption of the remaining $22.7 million aggregate principal amount of 4.875% Notes.  Any unused funds in the cash collateral account after expiration of the put period in January 2011 with respect to the 4.875% Notes will be released to us and used for general corporate purposes.  All of the restricted cash classified as current as of June 30, 2010 relates to the January 2011 put option.  Additionally, under the terms of certain lease agreements, as of June 30, 2010, we are required to hold $0.4 million of restricted cash related to the removal of analog equipment from some of our leased towers.  As of December 31, 2009, we were required to hold $0.5 million of restricted cash related to the removal of analog tower equipment.

Income Taxes

Our income tax provision for all periods consists of federal and state income taxes.  The tax provision for the three and six months ended June 30, 2010 and 2009, is based on the estimated effective tax rate applicable for the full year after taking into account discrete tax items and the effects of the noncontrolling interests.

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

FCC License Renewals

In May 2010, the FCC granted the license renewal application of WUCW-TV in Minneapolis/St. Paul, Minnesota.

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

Our FOX affiliation agreements require us to receive FOX’s consent prior to entering into retransmission consent agreements that include content provided by FOX.  FOX has recently begun conditioning its consent on its affiliates agreeing to pay FOX compensation related to such retransmission consent agreements.  Sinclair, and other FOX affiliates, are currently negotiating with FOX on this issue.  As of June 30, 2010, the net book value of our FOX network affiliation assets was $31.8 million.

3.              EARNINGS (LOSS) PER SHARE

The following table reconciles income (loss) (numerator) and shares (denominator) used in our computations of earnings (loss) per share for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Income (Loss) (Numerator)
Income (loss) from continuing operations	$17,020	$2,695	$28,080	$(84,344)
Income impact of assumed conversion of the 4.875% Notes, net of taxes	166	—	332	—
Income impact of assumed conversion of the 6.0% Debentures, net of taxes	1,151	—	—	—
Net loss attributable to noncontrolling interests included in continuing operations	321	197	847	1,689
Numerator for diluted earnings (loss) per common share from continuing operations	18,658	2,892	29,259	(82,655)
Loss from discontinued operations	(68)	(109)	(134)	(217)
Numerator for diluted earnings (loss) attributable to Sinclair Broadcast Group	$18,590	$2,783	$29,125	$(82,872)

Shares (Denominator)
Weighted-average common shares outstanding	80,307	79,566	80,133	80,187
Dilutive effect of stock-settled appreciation rights and stock options	56	—	28	—
Dilutive effect of 4.875% Notes	1,014	—	1,014	—
Dilutive effect of 6.0% Debentures	5,608	—	—	—
Weighted-average common and common equivalent shares outstanding	86,985	79,566	81,175	80,187

Potentially dilutive securities representing 1.4 million and 28.7 million for the three months ended June 30, 2010 and 2009, respectively, and 7.0 million and 28.7 million for the six months ended June 30, 2010 and 2009, respectively, were excluded from the computation of diluted earnings (loss) per common share for these periods because their effect would have been antidilutive.  The decrease in potentially dilutive securities is primarily related to the partial redemption of our 3.0% Notes and the inclusion of the 6.0% Debentures and 4.875% Notes in dilutive earnings (loss) per share.  The net income (loss) per share amounts are the same for Class A and Class B Common Stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

4.              RELATED PERSON TRANSACTIONS

David, Frederick, Duncan and Robert Smith (collectively, the controlling shareholders) are brothers and hold substantially all of the Class B Common Stock and some of our Class A Common Stock.  Since the end of our last fiscal year, we engaged in the following transactions with them and/or entities in which they have substantial interests.

Cunningham Broadcasting Corporation.  We have options from trusts established by Carolyn C. Smith, a parent of our controlling shareholders, for the benefit of her grandchildren that will grant us the right to acquire, subject to applicable FCC rules and regulations, 100% of the capital stock of Cunningham Broadcasting Corporation (Cunningham) or 100% of the capital stock or assets of Cunningham’s individual subsidiaries.  Cunningham is the owner-operator and FCC licensee of: WNUV-TV in Baltimore, Maryland; WRGT-TV in Dayton, Ohio; WVAH-TV in Charleston, West Virginia; WTAT-TV in Charleston, South Carolina; WMYA-TV in Anderson, South Carolina; and WTTE-TV in Columbus, Ohio.

We made payments to Cunningham under the LMAs of $4.3 million and $1.5 million for the three months ended June 30, 2010 and 2009, respectively.  For the six months ended June 30, 2010 and 2009, we made payments to Cunningham of $8.8 million and $3.1 million, respectively, related to the LMAs.

For the three and six months ended June 30, 2010, Cunningham’s stations provided us with approximately $23.3 million and $45.3 million, respectively, of total revenue.  The financial statements for Cunningham are included in our consolidated financial statements for all periods presented.  Our Bank Credit Agreement contains certain cross-default provisions with certain material third-party licensees.  As of June 30, 2010, Cunningham was the sole material third-party licensee.

Related Person Leases.  Certain assets used by us and our operating subsidiaries are leased from Cunningham Communications, Inc., Keyser Investment Group, Gerstell Development Limited Partnership and Beaver Dam, LLC (entities owned by some or all of the controlling shareholders).  Lease payments made to these entities were $1.1 million for each of the three months ended June 30, 2010 and 2009.  Lease payments made to these entities were $2.2 million and $2.3 million for the six months ended June 30, 2010 and 2009, respectively.

Bay TV.  In January 1999, we entered into a LMA with Bay Television, Inc. (Bay TV), which owns the television station WTTA-TV in Tampa/St. Petersburg, Florida market.  Our controlling shareholders own a substantial portion of the equity of Bay TV.  Payments made to Bay TV were $0.3 million and $0.4 million for the three months ended June 30, 2010 and 2009, respectively, and $0.8 million and $2.2 million for the six months ended June 30, 2010 and 2009, respectively.  We received $0.1 million for each of the three months ended June 30, 2010 and 2009 and $0.3 million for each of the six months ended June 30, 2010 and 2009 from Bay TV for certain equipment leases.

Atlantic Automotive Corporation.  We sold advertising time to and purchased vehicles and related vehicle services from Atlantic Automotive Corporation (Atlantic Automotive), a holding company which owns automobile dealerships and an automobile leasing company.  David Smith, our President and Chief Executive Officer, has a controlling interest in, and is a member of the Board of Directors of Atlantic Automotive.  Our stations in Baltimore, Maryland and Norfolk, Virginia received payments for advertising time totaling less than $0.1 million for each of the three months ended June 30, 2010 and 2009.  For the six months ended June 30, 2010 and 2009, we received payments for advertising time totaling $0.1 million and $0.2 million, respectively.  We paid $0.2 million and less than $0.1 million for vehicles and related vehicle services from Atlantic Automotive during the three months ended June 30, 2010 and 2009, respectively.  For the six months ended June 30, 2010 and 2009, we paid $0.3 million and $0.2 million, respectively, for vehicles and related vehicle services.

Thomas & Libowitz P.A.  Basil A. Thomas, a member of our Board of Directors, is the father of a partner and founder of Thomas & Libowitz, P.A., a law firm providing legal services to us on an ongoing basis.  We paid fees of $0.1 million and $0.4 million to Thomas & Libowitz during the three months ended June 30, 2010 and 2009, respectively.  For the six months ended June 30, 2010 and 2009, we paid fees of $0.3 million and $0.6 million to Thomas & Libowitz, respectively.

5.              SEGMENT DATA:

We measure segment performance based on operating income (loss).  Our broadcast segment includes stations in 35 markets located predominately in the eastern, mid-western and southern United States.  Our other operating divisions segment primarily earned revenues from sign design and fabrication; regional security alarm operating and bulk acquisitions; and real estate ventures.  All of our other operating divisions are located within the United States.  Corporate costs primarily include our costs to operate as a public company and to operate our corporate headquarters location.  Corporate is not a reportable segment.  We had $166.4 million and $106.6 million of intercompany loans between the broadcast segment, operating divisions segment and corporate as of June 30, 2010 and 2009, respectively.  We had $4.8 million and $3.1 million in intercompany interest expense related to intercompany loans between the broadcast segment, other operating divisions segment and corporate for the three months ended June 30, 2010 and 2009, respectively.  For the six months ended June 30, 2010 and 2009, we had $9.5 million and $6.2 million in intercompany interest expense.  Intercompany loans and interest expense are excluded from the tables below.  All other intercompany transactions are immaterial.

Financial information for our operating segments are included in the following tables for the three and six months ended June 30, 2010 and 2009 (in thousands).

For the three months ended June 30, 2010	Broadcast	Other Operating Divisions	Corporate	Consolidated
Revenue	$176,694	$8,857	$—	$185,551
Depreciation of property and equipment	8,349	318	430	9,097
Amortization of definite-lived intangible assets and other assets	4,001	682	—	4,683
Amortization of program contract costs and net realizable value adjustments	15,303	—	—	15,303
General and administrative overhead expenses	6,382	233	635	7,250
Operating income (loss)	57,768	(13)	(1,064)	56,691
Interest expense	—	404	27,973	28,377
Loss from equity and cost method investments	—	(1,024)	—	(1,024)

For the three months ended June 30, 2009	Broadcast	Other Operating Divisions	Corporate	Consolidated
Revenue	$146,927	$11,345	$—	$158,272
Depreciation of property and equipment	9,815	239	474	10,528
Amortization of definite-lived intangible assets and other assets	5,743	509	—	6,252
Amortization of program contract costs and net realizable value adjustments	19,865	—	—	19,865
General and administrative overhead expenses	1,761	273	3,983	6,017
Operating income (loss)	30,762	(564)	(4,374)	25,824
Interest expense	—	330	17,316	17,646
Income from equity and cost method investments	—	463	—	463

For the six months ended June 30, 2010	Broadcast	Other Operating Divisions	Corporate	Consolidated
Revenue	$339,392	$15,787	$—	$355,179
Depreciation of property and equipment	17,239	621	862	18,722
Amortization of definite-lived intangible assets and other assets	8,056	1,344	—	9,400
Amortization of program contract costs and net realizable value adjustments	31,217	—	—	31,217
General and administrative overhead expenses	12,262	444	1,121	13,827
Operating income (loss)	106,040	(1,136)	(1,986)	102,918
Interest expense	—	748	56,603	57,351
Loss from equity and cost method investments	—	(481)	—	(481)

For the six months ended June 30, 2009	Broadcast	Other Operating Divisions	Corporate	Consolidated
Revenue	$290,130	$22,880	$—	$313,010
Depreciation of property and equipment	21,032	476	953	22,461
Amortization of definite-lived intangible assets and other assets	10,513	940	—	11,453
Amortization of program contract costs and net realizable value adjustments	40,623	—	—	40,623
Impairment of goodwill, intangible and other assets	130,098	—	—	130,098
General and administrative overhead expenses	3,713	587	8,076	12,376
Operating loss	(69,553)	(2,296)	(9,034)	(80,883)
Interest expense	—	619	35,401	36,020
Income from equity and cost method investments	—	18	—	18

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

The carrying value and fair value of our notes, debentures, program contracts payable and non-cancelable commitments as of June 30, 2010 and December 31, 2009 were as follows (in thousands):

	June 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
8.0% Senior Subordinated Notes, due 2012	$225,302	$220,170	$225,488	$220,731
6.0% Convertible Debentures, due 2012	118,710	115,194	122,482	111,991
4.875% Convertible Senior Notes, due 2018	22,685	22,118	37,016	36,091
3.0% Convertible Senior Notes, due 2027	5,400	5,279	27,383	27,044
9.25% Senior Secured Second Lien Notes, due 2017	487,102	505,000	486,519	518,125
Bank Credit Agreement, Term Loan B	299,004	304,030	323,551	314,306
Cunningham Bank Credit Facility	27,417	27,392	32,900	32,900
Active program contracts payable	99,590	86,541	140,443	124,951
Future program liabilities (a)	80,960	64,339	70,038	56,202
Total fair value	$1,366,170	$1,350,063	$1,465,820	$1,442,341

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

7.              CONDENSED CONSOLIDATING FINANCIAL STATEMENTS:

Sinclair Television Group, Inc. (STG), a wholly-owned subsidiary and the television operating subsidiary of Sinclair Broadcast Group, Inc. (SBG), is the primary obligor under the Bank Credit Agreement, as amended, the 9.25% Notes and the 8.0% Senior Subordinated Notes, due 2012 (the 8.0% Notes).  Our Class A Common Stock, Class B Common Stock, the 6.0% Debentures, the 4.875% Notes and the 3.0% Notes remain obligations or securities of SBG and are not obligations or securities of STG.  As of June 30, 2010, our consolidated total debt of $1,297.3 million included $1,065.8 million of debt related to STG and its subsidiaries of which SBG guaranteed $1,012.9 million.

SBG, KDSM LLC, a wholly-owned subsidiary of SBG, and STG’s wholly-owned subsidiaries (guarantor subsidiaries), have fully and unconditionally guaranteed all of STG’s obligations.  Those guarantees are joint and several.  There are certain contractual restrictions on the ability of SBG, STG or KDSM LLC to obtain funds from their subsidiaries in the form of dividends or loans.

The following condensed consolidating financial statements present the consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows of SBG, STG, KDSM LLC and the guarantor subsidiaries, the direct and indirect non-guarantor subsidiaries of SBG and the eliminations necessary to arrive at our information on a consolidated basis.  These statements are presented in accordance with the disclosure requirements under SEC Regulation S-X, Rule 3-10.

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2010

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Cash	$—	$28,619	$310	$13,891	$—	$42,820
Restricted cash — current	—	22,446	—	—	—	22,446
Accounts and other receivables	87	479	115,635	4,234	(279)	120,156
Other current assets	990	2,181	37,548	2,508	(290)	42,937
Total current assets	1,077	53,725	153,493	20,633	(569)	228,359

Property and equipment, net	10,736	2,373	178,278	96,976	(6,930)	281,433

Investment in consolidated subsidiaries	—	652,567	—	—	(652,567)	—
Restricted cash — long-term	—	—	386	—	—	386
Other long-term assets	74,038	301,212	20,850	92,794	(357,725)	131,169
Total other long-term assets	74,038	953,779	21,236	92,794	(1,010,292)	131,555

Acquired intangible assets	—	—	836,609	58,657	3,232	898,498

Total assets	$85,851	$1,009,877	$1,189,616	$269,060	$(1,014,559)	$1,539,845

Accounts payable and accrued liabilities	$1,453	$20,345	$39,756	$7,961	$(775)	$68,740
Current portion of long-term debt	23,832	1,525	2,859	12,484	37	40,737
Other current liabilities	—	—	66,258	479	—	66,737
Total current liabilities	25,285	21,870	108,873	20,924	(738)	176,214

Long-term debt	135,130	1,011,361	50,097	273,749	(213,752)	1,256,585
Dividends in excess of investment in consolidated subsidiaries	73,242	—	—	—	(73,242)	—
Other liabilities	31,406	1,959	378,789	42,002	(176,742)	277,414
Total liabilities	265,063	1,035,190	537,759	336,675	(464,474)	1,710,213

Common stock	803	—	10	282	(292)	803
Additional paid-in capital	609,136	229,957	567,758	74,840	(872,555)	609,136
Accumulated (deficit) earnings	(785,083)	(252,777)	86,047	(140,775)	307,505	(785,083)
Accumulated other comprehensive loss	(4,068)	(2,493)	(1,958)	(1,962)	6,413	(4,068)
Total Sinclair Broadcast Group (deficit) equity	(179,212)	(25,313)	651,857	(67,615)	(558,929)	(179,212)
Noncontrolling interests in consolidated subsidiaries	—	—	—	—	8,844	8,844
Total liabilities and equity (deficit)	$85,851	$1,009,877	$1,189,616	$269,060	$(1,014,559)	$1,539,845

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2009

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Cash	$—	$10,364	$217	$12,643	$—	$23,224
Restricted cash — current	—	27,667	—	—	—	27,667
Accounts and other receivables	232	6,014	110,733	4,045	(6,090)	114,934
Other current assets	639	2,558	54,546	2,513	(283)	59,973
Total current assets	871	46,603	165,496	19,201	(6,373)	225,798

Property and equipment, net	11,597	2,135	194,139	95,437	(7,081)	296,227

Investment in consolidated subsidiaries	—	691,578	—	—	(691,578)	—
Restricted cash — long-term	—	36,732	484	—	—	37,216
Other long-term assets	69,876	273,806	26,271	58,342	(295,225)	133,070
Total other long-term assets	69,876	1,002,116	26,755	58,342	(986,803)	170,286

Acquired intangible assets	—	—	838,998	57,512	8,900	905,410

Total assets	$82,344	$1,050,854	$1,225,388	$230,492	$(991,357)	$1,597,721

Accounts payable and accrued liabilities	$2,887	$20,742	$32,200	$19,373	$(10,933)	$64,269
Current portion of long-term debt	28,448	—	2,530	12,646	3	43,627
Other current liabilities	—	—	94,229	576	—	94,805
Total current liabilities	31,335	20,742	128,959	32,595	(10,930)	202,701

Long-term debt	171,120	1,037,467	53,192	253,138	(192,236)	1,322,681
Dividends in excess of investment in consolidated subsidiaries	59,402	—	—	—	(59,402)	—
Other liabilities	32,437	1,979	352,567	37,147	(149,569)	274,561
Total liabilities	294,294	1,060,188	534,718	322,880	(412,137)	1,799,943

Common stock	799	—	10	282	(292)	799
Additional paid-in capital	605,340	279,664	670,863	41,824	(992,351)	605,340
Accumulated (deficit) earnings	(813,876)	(286,414)	21,904	(131,677)	396,187	(813,876)
Accumulated other comprehensive loss	(4,213)	(2,584)	(2,107)	(2,817)	7,508	(4,213)
Total Sinclair Broadcast Group shareholders’ (deficit) equity	(211,950)	(9,334)	690,670	(92,388)	(588,948)	(211,950)
Noncontrolling interests in consolidated subsidiaries	—	—	—	—	9,728	9,728
Total liabilities and equity (deficit)	$82,344	$1,050,854	$1,225,388	$230,492	$(991,357)	$1,597,721

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2010

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Net revenue	$—	$—	$177,013	$10,954	$(2,416)	$185,551

Program and production	—	175	40,552	88	(2,170)	38,645
Selling, general and administrative	634	6,340	30,207	735	(112)	37,804
Depreciation, amortization and other operating expenses	430	119	42,825	9,081	(44)	52,411
Total operating expenses	1,064	6,634	113,584	9,904	(2,326)	128,860

Operating (loss) income	(1,064)	(6,634)	63,429	1,050	(90)	56,691

Equity in earnings of consolidated subsidiaries	20,244	34,178	—	—	(54,422)	—
Interest income	—	12	—	6	—	18
Interest expense	(3,787)	(22,813)	(1,276)	(5,536)	5,035	(28,377)
Other income (expense)	92	4,929	(4,750)	(863)	(28)	(620)
Total other income (expense)	16,549	16,306	(6,026)	(6,393)	(49,415)	(28,979)

Income tax benefit (provision)	1,788	9,015	(22,230)	735	—	(10,692)
Loss from discontinued operations	—	—	(68)	—	—	(68)
Net income (loss)	17,273	18,687	35,105	(4,608)	(49,505)	16,952
Net loss attributable to the noncontrolling interests	—	—	—	—	321	321
Net income (loss) attributable to Sinclair Broadcast Group	$17,273	$18,687	$35,105	$(4,608)	$(49,184)	$17,273

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2009

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Net revenue	$—	$—	$147,184	$13,276	$(2,188)	$158,272

Program and production	—	211	38,502	45	(1,869)	36,889
Selling, general and administrative	3,900	1,913	31,501	866	(170)	38,010
Depreciation, amortization and other operating expenses	474	127	44,682	12,273	(7)	57,549
Total operating expenses	4,374	2,251	114,685	13,184	(2,046)	132,448

Operating (loss) income	(4,374)	(2,251)	32,499	92	(142)	25,824

Equity in earnings of consolidated subsidiaries	9,663	10,507	—	—	(20,170)	—
Interest expense	(9,841)	(5,981)	(1,399)	(4,004)	3,579	(17,646)
Other income (expense)	1,059	7,169	(4,211)	352	(3,494)	875
Total other income (expense)	881	11,695	(5,610)	(3,652)	(20,085)	(16,771)

Income tax benefit (provision)	6,385	2,039	(15,707)	925	—	(6,358)
Loss from discontinued operations	(109)	—	—	—	—	(109)
Net income (loss)	2,783	11,483	11,182	(2,635)	(20,227)	2,586
Net loss attributable to the noncontrolling interests	—	—	—	—	197	197
Net income (loss) attributable to Sinclair Broadcast Group	$2,783	$11,483	$11,182	$(2,635)	$(20,030)	$2,783

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2010

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Net revenue	$—	$—	$340,015	$20,473	$(5,309)	$355,179

Program and production	—	467	78,588	170	(4,662)	74,563
Selling, general and administrative	1,125	12,205	60,429	1,569	(305)	75,023
Depreciation, amortization and other operating expenses	861	198	84,342	17,312	(38)	102,675
Total operating expenses	1,986	12,870	223,359	19,051	(5,005)	252,261

Operating (loss) income	(1,986)	(12,870)	116,656	1,422	(304)	102,918

Equity in earnings of consolidated subsidiaries	34,283	61,558	—	—	(95,841)	—
Interest income	—	56	1	8	—	65
Interest expense	(7,811)	(45,938)	(2,656)	(10,880)	9,934	(57,351)
Other income (expense)	1,176	10,311	(9,904)	(1,307)	(50)	226
Total other income (expense)	27,648	25,987	(12,559)	(12,179)	(85,957)	(57,060)

Income tax benefit (provision)	3,131	17,984	(40,555)	1,662	—	(17,778)
Loss from discontinued operations	—	—	(134)	—	—	(134)
Net income (loss)	28,793	31,101	63,408	(9,095)	(86,261)	27,946
Net loss attributable to the noncontrolling interests	—	—	—	—	847	847
Net income (loss) attributable to Sinclair Broadcast Group	$28,793	$31,101	$63,408	$(9,095)	$(85,414)	$28,793

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2009

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Net revenue	$—	$—	$290,678	$26,940	$(4,608)	$313,010

Program and production	—	384	75,280	109	(3,941)	71,832
Selling, general and administrative	8,072	3,911	61,318	2,234	(256)	75,279
Depreciation, amortization and other operating expenses	953	215	225,698	30,195	(10,279)	246,782
Total operating expenses	9,025	4,510	362,296	32,538	(14,476)	393,893

Operating (loss) income	(9,025)	(4,510)	(71,618)	(5,598)	9,868	(80,883)

Equity in earnings of consolidated subsidiaries	(79,148)	(79,280)	—	—	158,428	—
Interest expense	(19,996)	(12,157)	(3,002)	(7,968)	7,103	(36,020)
Other income (expense)	20,874	15,426	(9,461)	87	(6,809)	20,117
Total other income (expense)	(78,270)	(76,011)	(12,463)	(7,881)	158,722	(15,903)

Income tax benefit (provision)	4,640	3,206	5,996	(1,400)	—	12,442
Loss from discontinued operations	(217)	—	—	—	—	(217)
Net loss	(82,872)	(77,315)	(78,085)	(14,879)	168,590	(84,561)
Net loss attributable to the noncontrolling interests	—	—	—	—	1,689	1,689
Net loss attributable to Sinclair Broadcast Group	$(82,872)	$(77,315)	$(78,085)	$(14,879)	$170,279	$(82,872)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2010

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES	$(10,068)	$(47,501)	$122,426	$(4,335)	$(357)	$60,165
CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	—	(563)	(2,481)	(1,618)	—	(4,662)
Purchase of alarm monitoring contracts	—	—	—	(3,391)	—	(3,391)
Distributions from investments	—	—	—	143	—	143
Investment in equity and cost method investees	(2,000)	—	—	(4,362)	—	(6,362)
Change in restricted cash	—	41,953	98	—	—	42,051
Loans to affiliates	(68)	—	—	—	—	(68)
Proceeds from loans to affiliates	70	—	—	—	—	70
Net cash flows (used in) from investing activities	(1,998)	41,390	(2,383)	(9,228)	—	27,781

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	—	—	—	9,025	—	9,025
Repayments of notes payable, commercial bank financing and capital leases	(39,732)	(24,499)	(140)	(10,240)	—	(74,611)
Payments for deferred financing costs	—	(1,228)	—	—	—	(1,228)
Distributions to noncontrolling interest	—	—	—	(37)	—	(37)
Repayment of notes and capital leases to affiliates	(369)	—	(1,130)	—	—	(1,499)
Increase (decrease) in intercompany payables	52,167	50,093	(118,680)	16,063	357	—
Net cash flows from (used in) financing activities	12,066	24,366	(119,950)	14,811	357	(68,350)

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	18,255	93	1,248	—	19,596
CASH AND CASH EQUIVALENTS, beginning of period	—	10,364	217	12,643	—	23,224
CASH AND CASH EQUIVALENTS, end of period	$—	$28,619	$310	$13,891	$—	$42,820

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2009

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES	$(22,111)	$(1,489)	$86,889	$(10,670)	$(1,160)	$51,459
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(18)	(674)	(2,653)	(1,537)	—	(4,882)
Purchase of alarm monitoring contracts	—	—	—	(7,618)	—	(7,618)
Distributions from investments	—	—	—	1,398	—	1,398
Investments in equity and cost method investees	(1,130)	—	—	(5,532)	—	(6,662)
Proceeds from sale of assets	—	—	38	—	—	38
Loans to affiliates	(82)	—	—	—	—	(82)
Proceeds from loans to affiliates	82	—	—	—	—	82
Net cash flows used in investing activities	(1,148)	(674)	(2,615)	(13,289)	—	(17,726)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	—	94,509	—	19,455	—	113,964
Repayments of notes payable, commercial bank financing and capital leases	(30,571)	(87,798)	(228)	(10,662)	—	(129,259)
Purchase of noncontrolling interests	—	—	—	(3,000)	—	(3,000)
Repurchase of Class A Common Stock	(1,454)	—	—	—	—	(1,454)
Dividends paid on Class A and Class B Common Stock	(16,193)	—	—	—	155	(16,038)
Payments for deferred financing costs	—	—	—	(108)	—	(108)
Contributions from noncontrolling interests	—	—	—	226	—	226
Repayments of notes and capital leases to affiliates	(317)	—	(1,137)	—	—	(1,454)
Increase (decrease) in intercompany payables	71,794	(8,482)	(82,272)	17,955	1,005	—
Net cash flows from (used in) financing activities	23,259	(1,771)	(83,637)	23,866	1,160	(37,123)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(3,934)	637	(93)	—	(3,390)
CASH AND CASH EQUIVALENTS, beginning of period	—	9,649	227	6,594	—	16,470
CASH AND CASH EQUIVALENTS, end of period	$—	$5,715	$864	$6,501	$—	$13,080

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

Other matters set forth in this report and our other reports filed with the SEC, including the Risk Factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2009 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2010 may also cause actual results in the future to differ materially from those described in the forward-looking statements.  However, additional factors and risks not currently known to us or that we currently deem immaterial may also cause actual results in the future to differ materially from those described in the forward-looking statements.  You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date made.  We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this report might not occur.

The following table sets forth certain operating data for the three and six months ended June 30, 2010 and 2009:

STATEMENTS OF OPERATIONS DATA

(in thousands, except for per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Statement of Operations Data:
Net broadcast revenues (a)	$158,709	$133,008	$306,631	$264,313
Revenues realized from station barter arrangements	17,985	13,919	32,761	25,817
Other operating divisions revenues	8,857	11,345	15,787	22,880
Total revenues	185,551	158,272	355,179	313,010

Station production expenses	38,645	36,889	74,563	71,832
Station selling, general and administrative expenses	30,554	31,993	61,196	62,903
Expenses recognized from station barter arrangements	15,748	11,293	28,979	21,521
Amortization of program contract costs and net realizable value adjustments	15,303	19,865	31,217	40,623
Depreciation and amortization expenses (b)	13,780	16,780	28,122	33,914
Other operating divisions expenses	7,580	10,891	14,357	23,142
Corporate general and administrative expenses	7,250	6,017	13,827	12,376
Gain on asset exchange	—	(1,280)	—	(2,516)
Impairment of goodwill, intangible and other assets	—	—	—	130,098
Operating income (loss)	56,691	25,824	102,918	(80,883)

Interest expense and amortization of debt discount and deferred financing costs	(28,377)	(17,646)	(57,351)	(36,020)
(Loss) gain from extinguishment of debt	(149)	—	(438)	18,986
(Loss) income from equity and cost method investees	(1,024)	463	(481)	18
Other income, net	571	412	1,210	1,113
Income (loss) from continuing operations before income taxes	27,712	9,053	45,858	(96,786)
Income tax (provision) benefit	(10,692)	(6,358)	(17,778)	12,442
Income (loss) from continuing operations	17,020	2,695	28,080	(84,344)

Discontinued operations:
Loss from discontinued operations	(68)	(109)	(134)	(217)
Net income (loss)	16,952	2,586	27,946	(84,561)
Net loss attributable to the noncontrolling interests	321	197	847	1,689
Net income (loss) attributable to Sinclair Broadcast Group	$17,273	$2,783	$28,793	$(82,872)

Earnings (Loss) Per Common Share Attributable to Sinclair Broadcast Group:
Basic earnings (loss) per share from continuing operations	$0.22	$0.04	$0.36	$(1.03)
Basic earnings (loss) per share	$0.22	$0.04	$0.36	$(1.03)
Diluted earnings (loss) per share from continuing operations	$0.21	$0.04	$0.36	$(1.03)
Diluted earnings (loss) per share	$0.21	$0.04	$0.36	$(1.03)

	June 30, 2010	December 31, 2009
Balance Sheet Data:
Cash and cash equivalents	$42,820	$23,224
Total assets	$1,539,845	$1,597,721
Total debt (c)	$1,297,322	$1,366,308
Total equity (deficit)	$(170,368)	$(202,222)

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

Executive Overview — financial events since March 31, 2010;

Results of Operations — an analysis of our revenues and expenses for the three and six months ended June 30, 2010 and 2009, including comparisons between quarters and expectations for the three months ended September 30, 2010.

Liquidity and Capital Resources — a discussion of our primary sources of liquidity, an analysis of our cash flows from or used in operating activities, investing activities and financing activities and an update of our debt repurchases during the three and six months ended June 30, 2010.

EXECUTIVE OVERVIEW

Second Quarter 2010 Events

•      In April, we prepaid $25.0 million of the Bank Credit Agreement, Term Loan B;

•      In May, the put right period for the 3.0% Notes expired and holders representing $10.0 million in principal amount of the notes exercised their put rights.  Holders of the remaining $5.4 million principal amount of the 3.0% Notes can exercise put rights again in May 2017;

•      In May, we repurchased, in the open market $6.1 million in principal amount of our 6.0% Debentures; and

•      Excluding political, local revenues have increased 16.3% and national revenues have increased 19.7% in the second quarter 2010 versus the second quarter 2009 as advertising levels in the automotive sector and retransmission revenues have gained momentum.  Station production, selling and general and administrative expenses combined increased only 0.5% over the same period as we have continued to implement cost control initiatives.

RESULTS OF OPERATIONS

In general, this discussion is related to the results of our continuing operations, except for discussions regarding our cash flows, which also include the results of our discontinued operations.  Unless otherwise indicated, references in this discussion and analysis to the second quarter of 2010 and 2009 refer to the three months ended June 30, 2010 and 2009, respectively.  Additionally, any references to the first, third or fourth quarter are to the three months ended March 31, September 30 and December 31, respectively, for the year being discussed.

BROADCAST SEGMENT

Broadcast Revenue

The following table presents our revenues from continuing operations, net of agency commissions, for the three and six months ended June 30, 2010 and 2009 (in millions):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2010	2009	Percent Change	2010	2009	Percent Change
Local revenues:
Non-political	$116.6	$100.3	16.3%	$228.7	$198.7	15.1%
Political	0.6	0.2	(a)	0.9	0.3	(a)
Total local	117.2	100.5	16.6%	229.6	199.0	15.4%
National revenues:
Non-political	38.3	32.0	19.7%	72.5	64.6	12.2%
Political	3.2	0.5	(a)	4.5	0.7	(a)
Total national	41.5	32.5	27.7%	77.0	65.3	17.9%
Total net broadcast revenues	$158.7	$133.0	19.3%	$306.6	$264.3	16.0%

(a)        Political revenue is not comparable from year to year due to cyclicality of elections.  See Political Revenues below for more information.

Net broadcast revenues.  When comparing the second quarter 2010 to the same period in 2009, we showed increases in advertising revenues generated from the automotive, political, services, media, schools, furniture and medical sectors.  These increases were partially offset by a decrease in the paid programming and religion sectors.  Automotive, which typically is our largest category, represented 18.6% of the quarter’s net time sales and was up 46.2% in the second quarter 2010 compared to the same period in 2009.

The following table presents our time sales revenue from continuing operations, net of agency commissions, by network affiliates for the three and six months ended June 30, 2010 and 2009:

	# of	Percent of Net Time Sales for the Three months ended June 30,		$ Percent	Percent of Net Time Sales for the Six months ended June 30,		$ Percent
	Stations	2010	2009	Change	2010	2009	Change
FOX	20	46.8%	45.6%	19.3%	47.2%	46.0%	14.3%
ABC	9	20.6%	19.7%	22.0%	19.9%	18.7%	18.4%
MyNetworkTV	17	17.0%	18.9%	4.8%	17.4%	19.2%	1.4%
The CW	9	11.9%	12.5%	10.8%	12.0%	12.8%	4.2%
CBS	2	3.0%	2.6%	31.5%	2.8%	2.5%	27.0%
NBC	1	0.6%	0.6%	5.1%	0.6%	0.7%	(5.0)%
Digital	5	0.1%	0.1%	16.4%	0.1%	0.1%	52.8%
Total	63

Political Revenues.  Political revenues increased by $3.1 million to $3.8 million for the second quarter 2010 when compared to the same period in 2009.  For the six months ended June 30, 2010, political revenues increased by $4.4 million to $5.4 million when compared to the same period in 2009.  Political revenues are typically higher in election years such as 2010.

Local Revenues.  Excluding political revenues, our local broadcast revenues, which include local times sales, retransmission revenues and other local revenues, were up $16.3 million for the three months ended June 30, 2010 when compared to 2009.  For the six months ended June 30, 2010 when compared to the same period in 2009, our local broadcast revenues, excluding political revenues were up $30.0 million.  The increase is due to an increase in advertising spending particularly in the automotive sector and an increase in retransmission revenues from MVPDs.

National Revenues.  Our national broadcast revenues, excluding political revenues, include national time sales and other national revenues.  Over the past few years, national revenues have trended downward, however, our second quarter 2010 results were up $6.3 million compared to same period in 2009.  For the six months ended June 30, 2010 when compared to the same period in 2009, our national broadcast revenues, excluding political revenues were up $7.9 million.  This was primarily due to the amplified decline in 2009 from the effects of the recent recession and a rebound in advertising spending in 2010 along with assistance from an improved automotive sector.

Broadcast Expenses

The following table presents our significant expense categories in our broadcast segment for the three and six months ended June 30, 2010 and 2009 (in millions):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2010	2009	Percent Change (Increase/ (Decrease))	2010	2009	Percent Change (Increase/ (Decrease))

Station production expenses	$38.6	$36.9	4.6%	$74.6	$71.8	3.9%
Station selling, general and administrative expenses	$30.6	$32.0	(4.4)%	$61.2	$62.9	(2.7)%
Amortization of program contract costs and net realizable value adjustments	$15.3	$19.9	(23.1)%	$31.2	$40.6	(23.2)%
Corporate general and administrative expenses	$6.4	$1.8	255.6%	$12.3	$3.7	232.4%
Gain on asset exchange	$—	$1.3	(100.0)%	$—	$2.5	(100.0)%
Impairment of goodwill, intangible and other assets	$—	$—	—%	$—	$130.1	(100.0)%

Station production expenses.  Station production expenses increased during the second quarter 2010 compared to the same period in 2009 primarily due to an increase in fees pursuant to network affiliation agreements and increased compensation expense.  These increases were partially offset by decreases in promotional advertising expenses.

Station production expenses increased during the six months ended June 30, 2010 compared to the same period in 2009 primarily due to an increase in fees pursuant to network affiliation agreements, increased compensation expense and increased maintenance costs to remove analog equipment.  These increases were partially offset by a decrease in electric expenses due to the digital signal conversion in June 2009 and cessation of analog transmission.

Station selling, general and administrative expenses.  Station selling, general and administrative expenses decreased during the second quarter 2010 compared to same period in 2009, primarily due to decreases in bad debt expense and legal fees.  In 2009 we had increased our bad debt reserves as a result of the GM and Chrysler bankruptcies.  The reserves were reversed in the third quarter of 2009.  These decreases were partially offset by increases related to national sales representative and local commissions costs due to an increase in sales.

Station selling, general and administrative expenses decreased during the six months ended June 30, 2010 compared to same period in 2009, primarily due to decreases in bad debt expense, decreased tower rental expense resulting from analog equipment removals and lease terminations and decreased legal fees.  These decreases were partially offset by increases related to national sales representative and local commissions costs due to an increase in sales.

We expect third quarter 2010 station production and station selling, general and administrative expenses, excluding barter, to trend higher than our second quarter 2010 results.

Amortization of program contract costs and net realizable value adjustments.  The amortization of program contract costs decreased during the second quarter 2010 and for the six months ended June 30, 2010 compared to the same periods in 2009.  Over the past few years we have purchased barter and short-term program contracts which are less expensive and result in lower contract cost amortization.  We expect program contract amortization to trend higher in third quarter 2010 compared to second quarter 2010.

Corporate general and administrative expenses.  See explanation under Corporate and Unallocated Expenses.

Gain on asset exchange.  During the second quarter 2009 and the six months ended June 30, 2009, we recognized a non-cash gain of $1.3 million and $2.5 million, respectively, from the exchange of equipment under agreements with Sprint Nextel Corporation and in association with the FCC’s decision to allow Sprint Nextel Corporation to utilize our vacated analog spectrum in exchange for the new digital equipment.  We have received all applicable equipment pursuant to the agreement in 2009.

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

OTHER OPERATING DIVISIONS SEGMENT

The following table presents our other operating divisions segment revenue and expenses related to G1440 Holdings, Inc. (G1440), an information technology staffing, consulting and software development company, Acrodyne Communications, Inc. (Acrodyne), a manufacturer of television transmissions systems, Triangle Sign & Service, LLC. (Triangle), a sign designer and fabricator, Alarm Funding Associates, LLC. (Alarm Funding), a regional security alarm operating and bulk acquisition company, and real estate ventures for the three and six months ended June 30, 2010 and 2009 (in millions):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2010	2009	Percent Change (Increase/ (Decrease))	2010	2009	Percent Change (Increase/ (Decrease))
Revenues:
G1440	$—	$1.5	(100.0)%	$—	$3.2	(100.0)%
Acrodyne	$—	$1.8	(100.0)%	$—	$3.5	(100.0)%
Triangle	$4.5	$5.1	(11.8)%	$7.9	$11.0	(28.2)%
Alarm Funding	$2.4	$1.6	50.0%	$4.6	$2.9	58.6%
Real Estate Ventures	$2.0	$1.3	53.8%	$3.3	$2.3	43.5%

Expenses: (a)
G1440	$—	$1.6	(100.0)%	$—	$3.4	(100.0)%
Acrodyne	$—	$2.1	(100.0)%	$—	$3.9	(100.0)%
Triangle	$4.9	$5.1	(3.9)%	$9.2	$11.2	(17.9)%
Alarm Funding	$1.9	$1.4	35.7%	$3.7	$2.5	48.0%
Real Estate Ventures	$2.3	$1.9	21.1%	$4.3	$4.1	4.9%

(a)          Comprises total expenses of the entity including other operating divisions expenses, depreciation and amortization and applicable other income (expense) items such as interest expense.

G1440 was sold in fourth quarter 2009 and Acrodyne closed its business on September 30, 2009.

The decreases in Triangle’s results are primarily due to a decline in order volume driven by the economic downturn particularly in the retail sector.  The increases in Alarm Funding’s results are primarily due to the acquisition of new alarm monitoring contracts and the expansion of sales efforts.

(Loss) Income from Equity and Cost Method Investments.  Results of our equity and cost method investments in private investment funds and real estate ventures are included in (loss) income from equity and cost method investments in our consolidated statements of operations.  During the six months ended June 30, 2010, we recorded a loss of $1.3 million related to our real estate ventures and income of $0.8 million related to certain private investment funds.  During the six months ended June 30, 2009, we recorded income of less than $0.1 million related to our real estate ventures.

CORPORATE AND UNALLOCATED EXPENSES

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2010	2009	Percent Change (Increase/ (Decrease))	2010	2009	Percent Change (Increase/ (Decrease))
Corporate general and administrative expenses	$0.6	$4.0	(85.0)%	$1.1	$8.1	(86.4)%
Interest expense	$28.0	$17.3	61.8%	$56.6	$35.4	59.9%
(Loss) gain from extinguishment of debt	$(0.1)	$—	(100.0)%	$(0.4)	$19.0	(102.1)%
Income tax (provision) benefit	$(10.7)	$(6.4)	67.2%	$(17.8)	$12.4	(243.5)%

Corporate general and administrative expenses.  In conjunction with our recent debt restructuring activities, we re-examined our corporate overhead cost allocation methodologies and made applicable changes to the way we allocate costs resulting in greater overhead absorption by our broadcast segment.  Therefore, rather than examining these costs on a segment basis, we will examine the cost variance on an overall basis excluding only corporate general and administrative costs from our other operating divisions segment which are included in the expenses discussed in the other operating divisions segment section.  Total corporate general and administrative expenses increased to $7.0 million in second quarter 2010 from $5.8 million in 2009.  This is primarily due to an increase in compensation expense, an increase in health and other insurance costs and an increase in stock-based compensation from the issuance of stock grants to our board of directors at a higher stock price in 2010 versus 2009.  These increases were partially offset by a reduction in legal fees.

Total corporate general and administrative expenses increased to $13.4 million for the six months ended June 30, 2010 from $11.8 million in 2009.  This is primarily due to an increase in compensation expense and an increase in stock-based compensation from the issuance of stock-settled appreciation rights in first quarter 2010 and the issuance of stock grants to our board of directors at a higher stock price in second quarter 2010.  These increases were partially offset by a reduction in health and other insurance costs.

We expect corporate general and administrative expenses to decrease in the third quarter 2010 compared to second quarter 2010.

Interest expense.  Interest expense has increased primarily due to the debt refinancings in fourth quarter 2009.  As part of a comprehensive debt refinancing, we issued new 9.25% Notes and amended and restated our Bank Credit Agreement both of which accrue interest at higher rates than the debt replaced.  We expect interest expense to decrease in third quarter 2010 compared to second quarter 2010.

(Loss) gain from extinguishment of debt.   During the six months ended June 30, 2010, through a combination of tender offers and the exercise of holder put rights, we redeemed $14.3 million and $22.3 million of our 4.875% and 3.0% Notes, respectively, resulting in a loss on extinguishment of $0.2 million and $0.1 million, respectively.  Additionally, we repurchased, in the open market $6.1 million in principal amount of our 6.0% Debentures, resulting in a loss of $0.1 million from extinguishment of debt.  During the six months ended June 30, 2009, we repurchased, in the open market, $50.7 million of our 3.0% Notes and $1.0 million of our 6.0% Debentures, resulting in a gain of $18.5 million and $0.5 million, respectively from extinguishment of debt.

Income tax (provision) benefit.  The effective tax rate for the three months ended June 30, 2010 including the effects of the noncontrolling interest was a provision of 38.1% as compared to a provision of 68.7% during the same period in 2009.  The difference in the tax rate between 2010 and 2009 is primarily because a greater valuation allowance was provided for in 2009.

The effective tax rate for the six months ended June 30, 2010 including the effects of the noncontrolling interest was a provision of 38.1% as compared to a benefit of 13.1% during the same period in 2009.  Due to our pre-tax income in 2010 compared to our pre-tax loss in 2009, we incurred a tax provision in 2010 versus a tax benefit in 2009.  The difference in the absolute value of the tax rate between 2010 and 2009 is primarily because: 1) impairments of certain indefinite-lived intangible assets recorded in 2009 were not deductible for income tax purposes; and 2) a greater valuation allowance was provided for in 2009.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2010, we had $42.8 million in unrestricted cash and cash equivalent balances and working capital of approximately $29.7 million excluding restricted cash.  Cash generated by our operations and availability under the Revolving Credit Facility are used as our primary source of liquidity.  As of June 30, 2010, we had $135.9 million of borrowing capacity available on our Revolving Credit Facility.  We anticipate that cash flow from our operations and borrowing capacity under the Revolving Credit Facility will be sufficient to satisfy our debt service obligations, capital expenditure requirements, working capital needs and certain committed strategic investments.

On January 26, 2010, we commenced tender offers to purchase for cash any and all of the outstanding 3.0% and 4.875% Notes at 100% of the face value of such notes.  The tender offers expired February 23, 2010 and approximately $12.3 million and $14.3 million principal amount of the 3.0% and 4.875% Notes, respectively, were tendered and purchased.  On May 17, 2010 the put right period for the 3.0% Notes expired and holders representing $10.0 million in principal amount of the 3.0% Notes exercised their put rights.  Holders of the remaining $5.4 million principal amount of 3.0% Notes can exercise put rights again in May 2017.

Sources and Uses of Cash

The following table sets forth our cash flows for the three and six months ended June 30, 2010 and 2009 (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Net cash flows from operating activities	$24.2	$27.7	$60.2	$51.5

Cash flows from (used in) investing activities:
Acquisition of property and equipment	$(2.9)	$(2.1)	$(4.7)	$(4.9)
Decrease in restricted cash	15.5	—	42.1	—
Dividends and distributions from cost method investees	0.1	0.2	0.1	1.4
Purchase of alarm monitoring contracts	(2.2)	(4.4)	(3.4)	(7.6)
Investments in equity and cost method investees	(3.4)	(2.0)	(6.4)	(6.7)
Other	—	0.1	0.1	0.1
Net cash flows from (used in) investing activities	$7.1	$(8.2)	$27.8	$(17.7)

Cash flows (used in) from financing activities:
Proceeds from notes payable, commercial bank financing and capital leases	$4.2	$24.9	$9.0	$114.0
Repayments of notes payable, commercial bank financing and capital leases	(44.2)	(40.7)	(74.6)	(129.3)
Repurchase of Class A Common Stock	—	—	—	(1.5)
Payments for deferred financing costs	—	—	(1.2)	—
Dividends paid on Class A and Class B Common Stock	—	—	—	(16.0)
Purchase of subsidiary share from noncontrolling interests	—	(1.0)	—	(3.0)
Noncontrolling interests contributions	—	—	—	0.2
Other	(0.8)	(0.8)	(1.6)	(1.5)
Net cash flows used in financing activities	$(40.8)	$(17.6)	$(68.4)	$(37.1)

Operating Activities

Net cash flows from operating activities remained relatively flat during the second quarter 2010 compared to the same period in 2009.  Net cash flows from operating activities increased during the six months ended June 30, 2010 compared to the same period in 2009.  During 2010, we received more cash receipts from customers, net of cash payments to vendors, however, we paid more interest and program payments.

We expect program payments to decrease in the third quarter 2010 compared to the second quarter 2010.

Investing Activities

With the exception of restricted cash, net cash flows used in investing activities remained relatively flat during the second quarter 2010 compared to the same period in 2009.  We did make more equity investments in second quarter 2010, however this activity has been limited due to restrictions included in our Bank Credit Agreement.  Our alarm monitoring contract purchases were down from second quarter 2009 primarily due to market conditions.  We decreased our investment in restricted cash in order to use the cash to pay for the tender offers of the 3.0% Notes and 4.875% Notes in first quarter 2010 and the put right exercise of the 3.0% Notes in second quarter 2010.  With the exception of restricted cash, net cash flows used in investing activities decreased during the six months ended June 30, 2010 compared to the same period in 2009 primarily due to a decrease in spending on alarm monitoring contract purchases.

For third quarter 2010, we anticipate incurring more capital expenditures than incurred in the second quarter.

Financing Activities

Net cash flows used in financing activities increased in the second quarter 2010 and six months ended June 30, 2010 compared to the same periods in 2009.  Due to cash use restrictions in our Bank Credit Agreement, during 2010 we built a cash balance and did not use our Revolving Credit Facility.  For the six months ended June 30, 2010, we purchased $42.7 million of our 3.0%, 4.875% and 6.0% Notes pursuant to a combination of tender offers, put rights and open market purchases.  We made an early repayment of $25.0 million on our Term Loan B during the second quarter 2010.  We ceased paying our cash dividend after the first quarter of 2009.  In addition, in 2010 we made payments for deferred financing costs that were primarily related to the 2009 fourth quarter debt refinancing.

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

CONTRACTUAL CASH OBLIGATIONS

As mentioned above, for the six months ended June 30, 2010, we purchased $42.7 million of our 3.0%, 4.875% and 6.0% Notes pursuant to tender offers, put rights and open market purchases.  As of June 30, 2010, the face amount outstanding of the 3.0%, 4.875% and 6.0% Notes was $5.4 million, $22.7 million and $128.0 million, respectively.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Internal Control over Financial Reporting

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and effectiveness of our disclosure controls and procedures and our internal control over financial reporting as of June 30, 2010.

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Assessment of Effectiveness of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures as of June 30, 2010, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

There have been no material changes to the Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2009 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2010.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the second quarter 2010, we repurchased, in the open market, $6.1 million in principal amount of the 6.0% Debentures and on May 17, 2010 the put right period for the 3.0% Notes expired and holders representing $10.0 million in principal amount of the 3.0% Notes exercised their put rights.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on the 4th day of August 2010.

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